Form 10-K
period 2004-12-31
PNM RESOURCES INC
filed 2005-03-01
CIK 1108426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________

       FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

Commission File Number	Registrants, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.
333-32170	PNM Resources, Inc. (A New Mexico Corporation) Alvarado Square Albuquerque, New Mexico 87158 (505) 241-2700	85-0468296

1-6986	Public Service Company of New Mexico (A New Mexico Corporation) Alvarado Square Albuquerque, New Mexico 87158 (505) 241-2700	85-0019030

 Securities Registered Pursuant To Section 12(b) Of The Act:

Name of Each Exchange
Registrant	Title of Each Class	on Which Registered
PNM Resources, Inc.	Common Stock, No Par Value	New York Stock Exchange

 Securities Registered Pursuant To Section 12(g) Of The Act:

Registrant	Title of Each Class
Public Service Company of New Mexico	1965 Series, 4.58% Cumulative Preferred Stock
($100 stated value without sinking fund)

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES   X    NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X

Indicate by check mark whether PNM Resources, Inc. is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES   X    NO

    The total number of shares of Common Stock of PNM Resources, Inc. outstanding as of February 25, 2005 was 60,464,595.

    On June 30, 2004 the aggregate market value of the voting stock held by non‑affiliates of PNM Resources, Inc. as computed by reference to the New York Stock Exchange composite transaction closing price of $20.77 per share reported by The Wall Street Journal, was $1,254,961,970.

Indicate by check mark whether Public Service Company of New Mexico ("PNM") is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES           NO   X

    The total number of shares of Common Stock of PNM held by non-affiliates as of February 25, 2005 was zero.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into the indicated part of this report:

Proxy Statement to be filed by PNM Resources, Inc. with the SEC pursuant to Regulation 14A relating to the annual meeting of stockholders of PNM Resources, Inc. to be held on May 17, 2005 - PART III.

This combined Form 10-K represents separate filings by PNM Resources, Inc. and PNM.  Information combined herein relating to an individual registrant is filed by that registrant on its own behalf.  PNM makes no representations as to the information relating to PNM Resources, Inc. and its subsidiaries other than PNM.  When this combined Form 10-K is incorporated by reference into any filing with the SEC made by PNM, the portions of this Form 10-K that relate to PNM Resources, Inc. and its subsidiaries other than PNM are not incorporated by reference therein.

Asbestos Case	17
SESCO Matter	17
Tax Refund Litigation	17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	18

GLOSSARY

Afton.....................................	Afton Generating Station
AFUDC.................................	Allowance For Funds Used During Construction
Albuquerque.........................	City of Albuquerque, New Mexico
ALJ........................................	Administrative Law Judge
Anaheim...............................	City of Anaheim, California
APS.......................................	Arizona Public Service Company
ARO......................................	Asset Retirement Obligation
AR Securitization.................	Accounts Receivable Securitization
BNCC....................................	BHP Navajo Coal Company
Board.....................................	Board of Directors
BTU.......................................	British Thermal Unit
Cal ISO..................................	California System Operator
Cal PX...................................	California Power Exchange
Cascade.................................	Cascade Investment, LLC
Clean Air Act.......................	The Clean Air Act Amendments of 1990
Congress...............................	United States Congress
Decatherm............................	1,000,000 BTUs
Delta......................................	Delta-Person Limited Partnership, a New Mexico
limited partnership
DOE......................................	United States Department of Energy
DOJ.......................................	United States Department of Justice
DOL......................................	United States Department of Labor
DRP.......................................	Director Retainer Plan
EIP.........................................	Eastern Interconnection Project
EPE........................................	El Paso Electric Company
EPA.......................................	United States Environmental Protection Agency
ERCOT..................................	Electric Reliability Council of Texas
ERISA....................................	Employee Retirement Income Security Act
FASB.....................................	Financial Accounting Standards Board
Farmington...........................	City of Farmington, New Mexico
FERC.....................................	Federal Energy Regulatory Commission
Four Corners.........................	Four Corners Power Plant
FPL........................................	FPL Energy New Mexico Wind, LLC
GAAP....................................	Generally Accepted Accounting Principles in the United
States of America
Gathering Company............	Sunterra Gas Gathering Company, a wholly‑owned
subsidiary of PNM Resources, Inc.
GCT.......................................	Grand Canyon Trust
Great Southwestern.............	Great Southwestern Construction, Inc.
Holding Company................	PNM Resources, Inc.
IRS.........................................	United States Internal Revenue Service
ISO........................................	Independent System Operator
KW........................................	Kilowatt
KWh......................................	Kilowatt Hour
LIBOR...................................	London Interbank Offered Rate
Lordsburg.............................	Lordsburg Generating Station

v

Los Alamos...........................	The County of Los Alamos, New Mexico
Luna......................................	Luna Energy Facility
Merchant Plant.....................	Wholesale power plant that sells energy on the open market
Moody's.................................	Moody's Investor Services, Inc.
MW.......................................	Megawatt
MWh.....................................	Megawatt Hour
Navajo Acts..........................	Navajo Nation Air Pollution Prevention and Control Act, the Navajo
Nation Safe Drinking Water Act, and the Navajo Nation Pesticide Act
Ninth Circuit........................	United States Court of Appeals for the Ninth Circuit
NMED...................................	New Mexico Environment Department
NMPRC.................................	New Mexico Public Regulation Commission, successor to the
NMPUC
NMPUC................................	New Mexico Public Utility Commission
NNHPD................................	Navajo Nation Historic Preservation Department
NOPR....................................	Notice of Proposed Rulemaking
NRC......................................	United States Nuclear Regulatory Commission
NSPS.....................................	New Source Performance Standards
NSR.......................................	New Source Review
Nuclear Waste Act...............	Nuclear Waste Policy Act of 1982, as amended in 1987
OPEB.....................................	Postemployment Benefits Other than Pension Plans
O&M.....................................	Operations and Maintenance Expense
PCBs......................................	Pollution Control Bonds
PEP........................................	Omnibus Performance Equity Plan
PGAC....................................	PNM's Purchased Gas Adjustment Clause
PG&E....................................	Pacific Gas and Electric Co.
PNM......................................	Public Service Company of New Mexico
PPA.......................................	Power Purchase Agreement
PSD.......................................	Prevention of Significant Deterioration
PSP........................................	Performance Stock Plan
Processing Company............	Sunterra Gas Processing Company, a wholly‑owned
subsidiary of PNM Resources, Inc.
PUCT....................................	Public Utility Commission of Texas
PUHCA.................................	The Public Utility Holding Company Act of 1935
PVNGS..................................	Palo Verde Nuclear Generating Station
RCRA....................................	Resource Conservation and Recovery Act
REA.......................................	Renewable Energy Act
RMRR....................................	Routine Maintenance, Repair or Replacement
RTO.......................................	Regional Transmission Organization
Reeves Station.......................	Reeves Generating Station
Restructuring Act.................	New Mexico Electric Utility Industry Restructuring Act of 1999, as amended
RMC......................................	Risk Management Committee
Salt River Project..................	Salt River Project Agricultural Improvement and Power District
SCE........................................	Southern California Edison Company
SCPPA..................................	Southern California Public Power Authority
SDG&E..................................	San Diego Gas and Electric Company

SEC........................................	United States Securities and Exchange Commission
SESCO...................................	San Angelo Electric Service Company
SFAS......................................	Statement of Financial Accounting Standards
SJCC......................................	San Juan Coal Company
SJGS.......................................	San Juan Generating Station
SMA......................................	Supply Margin Assessment
SPS........................................	Southwestern Public Service Company
SUNs.....................................	Senior Unsecured Notes
S&P.......................................	Standard and Poor's Ratings Services
TCEQ....................................	Texas Commission on Environmental Quality
TNMP....................................	Texas‑New Mexico Power Company
TNP.......................................	TNP Enterprises, Inc.
Therm....................................	Natural gas component of gas revenues
Throughput..........................	Volumes of gas delivered, whether or not owned by the Company
Tri-State................................	Tri-State Generation and Transmission Association, Inc.
Tucson...................................	Tucson Electric Power Company
UAMPS.................................	Utah Associated Municipal Power Systems
USBR.....................................	United States Bureau of Reclamation
USEC.....................................	United States Enrichment Corporation
USFS......................................	United States Forest Service
VAR......................................	Value at Risk
WestConnect........................	WestConnect RTO, LLC
WSPP....................................	Western Systems Power Pool

PART I

ITEM 1.  BUSINESS

THE COMPANY

PNM Resources, Inc., the Holding Company, was incorporated in the State of New Mexico on March 3, 2000.  The Holding Company's principal subsidiary, PNM, was incorporated in the State of New Mexico on May 9, 1917.  Upon the completion on December 31, 2001 of a one-for-one share exchange between PNM and the Holding Company, the Holding Company became the parent company of PNM.  Prior to the share exchange, the Holding Company had existed as a subsidiary of PNM.  The new parent company began trading on the New York Stock Exchange under the same PNM symbol beginning on December 31, 2001.

This filing for PNM Resources, Inc. and Subsidiaries and PNM is presented on a combined basis.  The Holding Company and PNM and Subsidiaries have their principal offices at Alvarado Square, Albuquerque , New Mexico 87158 (telephone number 505‑241‑2700).  The Holding Company is an investor-owned holding company of energy and energy-related companies.  PNM is a public utility primarily engaged in the generation, transmission, distribution, sale and marketing of electricity, and in the transmission, distribution and sale of natural gas within the State of New Mexico.  Currently, the business of PNM constitutes substantially all of the business of the Holding Company and its subsidiaries.  Therefore, the historical financial results and results of operations of PNM are virtually identical to the consolidated results of the Holding Company and all its subsidiaries.  For ease of discussion, this report may use the term "Company" when referring to PNM or when discussing matters of common applicability to the Holding Company and PNM.

Effective December 30, 2004, the Holding Company became a registered holding company under PUHCA.  The Holding Company also created a subsidiary called PNMR Services Company, which began operating on January 1, 2005, subject to final approval by the SEC.  A registered holding company typically provides shared services to itself and its subsidiaries through a services company.  The Holding Company's status as a registered holding company will not change the utility operations of the Company.

As it currently operates, the Company's principal business segments, whose operating results are regularly reviewed by the Company's management, are Utility Operations and Wholesale Operations ("Wholesale").  Utility Operations include Electric Services ("Electric"), Gas Services ("Gas") and Transmission Services ("Transmission").  The Company allocates its business and results between the Electric and Wholesale segments for financial reporting purposes based on the asset allocations mandated in the Global Electric Agreement (see Note 14 - "Commitments and Contingencies - Global Electric Agreement" in the Notes to Consolidated Financial Statements).  Electric consists of the generation and distribution of electricity for retail electric customers in New Mexico.  Gas consists of the transportation and distribution of natural gas to end-users.  Transmission consists of the transmission of electricity for third parties as well as for Electric and Wholesale.  Wholesale consists of the generation and sale of electricity into the wholesale market based on three product lines: long-term contracts, forward sales and short-term sales.  The Company has sources of power from property it owns or leases and power purchased by the Company through various long-term PPAs.  For the year ended December 31, 2004, the Company had a 2,529 MW generation capacity from these sources.  The plants owned by the Company are available through joint dispatch to support service to the retail customers of PNM.

Financial information relating to amounts of sales, revenue, net income and total assets of the Company's reportable segments is contained in "Part II, Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2  - "Segment Information" in the Notes to Consolidated Financial Statements.

On July 25, 2004, the Company announced the proposed $1.024 billion acquisition of TNP, including its principal subsidiaries, TNMP and First Choice Power.  The Company expects the proposed TNP acquisition to be accretive to its earnings and free cash flow in the first full year after closing, which is expected in the second quarter of 2005.  (See "Acquisitions - Proposed TNP Acquisition" in "Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations" and Note 20 - "Proposed TNP Acquisition" in the Notes to Consolidated Financial Statements.)

COMPANY WEBSITE

The Company's internet address is http://www.pnm.com.  The contents of this website address are not a part of this Form 10-K.  The Company's filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, are accessible free of charge at http://www.pnm.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC, and, upon request, are available in print from the Company free of charge.  Additionally, the Company's Corporate Governance Principles, code of ethics (Do the Right Thing-Principles of Business Conduct) and charters of the Company's Audit and Ethics Committee, Governance and Public Policy Committee, Human Resources and Compensation Committee and Finance Committee are available on the Company's website at http://www.pnm.com/governance and such information is available in print, without charge, to any shareholder who requests it.

UTILITY OPERATIONS

Electric

The Company provides jurisdictional retail electric service to a large area of north central New Mexico, including the Cities of Albuquerque and Santa Fe, and certain other areas of New Mexico. The largest retail electric customer served by the Company accounted for approximately 8.6% of the Company's total retail electric revenues for the year ended December 31, 2004.

Weather-normalized retail electric load growth was 3.3% in 2004.  The Company's system peak demands for its retail customers and firm requirements customers in the summer and the winter for the last three years are shown in the following table:

SYSTEM PEAK DEMANDS

(Megawatts)

	2004	2003	2002

Summer	1,655	1,661	1,478
Winter	1,481	1,434	1,309

Electric holds long-term, non-exclusive franchise agreements for its electric retail operations, with varying expiration dates.  These franchise agreements allow the Company to access public rights-of-way for placement of the Company's electric facilities.  Franchise agreements have expired in Albuquerque, Santa Fe, Bernalillo County, Sandoval County, San Miguel County, Village of Bosque Farms, Pueblo de Cochiti, Village of Tijeras, McKinley County and the City of Las Vegas.  The Company remains obligated under New Mexico state law to provide service to customers in these franchise areas despite the absence of an effective franchise agreement.  The Albuquerque metropolitan area accounted for approximately 53% of the Company's 2004 total electric utility operating revenues, and no other franchise area represents more than approximately 9%.  The Company continues to collect and pay franchise fees to Albuquerque and Santa Fe, Village of Bosque Farms, Village of Tijeras and the City of Las Vegas. The Company currently does not pay franchise fees to Bernalillo County, Luna County, Sandoval County, McKinley County, Pueblo de Cochiti or San Miguel County.

Gas

Gas distributes natural gas to most of the major communities in New Mexico, including Albuquerque and Santa Fe.  The Albuquerque metropolitan area accounted for approximately 50% of the total gas revenues in 2004.  No single sales-service customer accounted for more than 0.8% of the Company's therm sales in 2004.  Gas holds long-term non-exclusive franchises with varying expiration dates in all incorporated communities requiring franchise agreements except for municipalities of Aztec, Bosque Farms, Clayton, Eunice, Gallup, Grants, Hurley, Milan, Santa Clara, Santa Fe County, and Tatum.  The Company remains obligated to serve these franchise areas pursuant to state law despite the absence of an effective franchise agreement.

The Company's customer base includes both sales-service customers and transportation-service customers.  Sales-service customers purchase natural gas and receive transportation and delivery services from the Company for which the Company receives both cost-of-gas and cost-of-service revenues.  Cost-of-gas revenues collected from sales-service customers are recovered in accordance with NMPRC regulations through the Company's PGAC and represent a pass-through of the Company's cost of natural gas to the customer.  Therefore, the Company's operating results are not affected by an increase or decrease in natural gas prices.  An order was issued by the NMPRC in 2001 that approved an agreement regarding PNM's hedging strategy and the implementation of a price management fund program which includes a continuous monthly balancing account with a carrying charge.  This carrying charge has the effect of keeping PNM whole on purchases of gas since it is compensated for the time value of money that exists due to any delay in collecting.  Additionally, the Company makes occasional gas sales to off-system sales customers.  Off-system sales deliveries generally occur at pipeline interconnects with the Company's system and profits are shared between the Company and its customers on a 30%/70% basis.

The Company had 23 transportation-service customers in 2004, which procure gas for their end users independently of the Company's end users.  Transportation-service customers are gas marketers and producers contracting with the Company for transportation services to their end users and for other related services that provide the Company with cost-of-service revenues only.  Transportation services are provided to transportation-service customers at locations throughout the Company's distribution systems, as well as points on and off the Company's transmission pipelines.  The Company provided gas transportation deliveries to 1,474 transportation end users during 2004.

In 2004, 48% of the Company's total gas throughput was related to transportation gas deliveries.  The Company's transportation rates are unbundled, and transportation customers only pay for the service they receive.  In 2004, revenues from transportation customers accounted for 4% of the Company's total gas revenue.  Revenues from sales-service customers accounted for the remaining 96%.  Of this percentage, 67% was related to the cost of gas on which the Company makes no margin.  Because a major portion of the Company's load is related to heating, sales levels are affected by the weather.  In 2004, 63% of the Company's total gas sales occurred in the months of January, February, March and December.

The Company obtains its supply of natural gas primarily from sources within New Mexico by contracting with third party producers and marketers. These contracts are generally sufficient to meet the Company's peak-day demand.  The Company serves certain cities, which depend on El Paso Natural Gas Company or Transwestern Pipeline Company, for transportation of gas supplies. Because these cities are not directly connected to the Company's transmission facilities, gas transported by these companies is the sole supply source for those cities. Such transportation is regulated by the FERC.  As a result of FERC Order 636, the Company's options for transporting gas to these cities and other portions of its distribution system have increased.

Transmission

The Company owns or leases 2,856 circuit miles of electric transmission lines, interconnected with other utilities in New Mexico, east and south into Texas, west into Arizona, and north into Colorado and Utah.  Due to rapid load growth in the Company's service territory in recent years and the lack of transmission development, most of the capacity on this transmission system is fully committed and there is very little or no additional access available on a firm commitment basis.  These factors result in physical constraints on the system and limit the ability to wheel power into the Company's service area from outside of New Mexico.

WHOLESALE OPERATIONS

Wholesale consists of the generation and sale of electricity into the wholesale market based on three product lines, which are long-term contracts, forward sales and short-term sales. Long-term contracts include sales to firm-requirements and other wholesale customers with multi-year arrangements.  At December 31, 2004, these contracts ranged from 1 to 16 year terms with an average term of 7.1 years.  Forward sales include sales in the forward market that range from 1 month to 3 years that are supplied by third-party purchases.  These transactions do not qualify as normal sales and purchases as defined in SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") and, as a result, are marked to market.  Short-term sales generally include spot market, hour ahead, day ahead and week ahead contracts with terms of 30 days or less.  Also included are sales of any excess generation not required to fulfill PNM's retail load and contractual commitments.  Short-term sales also cover the revenue credit to retail customers as specified in the Global Electric Agreement (see Note 14 - "Commitments and Contingencies - Global Electric Agreement" in the Notes to Consolidated Financial Statements).

The Wholesale strategy calls for increased net asset-backed energy sales supported by long-term contracts in the wholesale market, where the Company's aggregate net open forward electric sales position, including short term sales, forward sales and long-term contracts, is covered by its forecasted excess generation capacity.  Management actively monitors the net asset-backed sales by the use of stringent risk management policies.  The Company's future growth plans call for approximately 75% of its new generation portfolio to be committed through long-term contracts.  The 75% threshold is in compliance with the Global Electric Agreement.  Growth will be dependent on market development and on the Company's ability to generate funds for the Company's future expansion.  The Company continues to operate in the wholesale market and seek appropriately priced asset additions.  Expansion of the Company's generating portfolio will depend on the Company's ability to acquire favorably priced assets at strategic locations and to secure long-term commitments for the purchase of power from the acquired plants.

Power Sales

In 2004, the Company's revenues from the wholesale marketplace stabilized following the preceding years when volatility was high.  During 2002, power prices declined significantly due to lower natural gas prices, an average Pacific Northwest hydro generation year, an increase in new generation coming on-line, and a shift by various large California utilities to long-term contracts rather than spot market purchases.  In 2003, the trend experienced in 2002 continued, except that power prices were generally higher due primarily to higher natural gas prices and abnormally hot summer temperatures in the Southwestern United States.  The Company has been successful in developing its wholesale power marketing activities in the Western United States, even in times of market volatility.  Management believes this success is due to its niche business strategy of providing electric power customized to meet the special needs of its customers.  This niche marketing strategy is based on the Company's net asset-backed methodology, which can help to mitigate the risks inherent in the Company's wholesale power marketing activities.  The Company also utilizes long-term transactions to enhance its product offerings.

Certain Company generation resources are excluded from retail electric rates.  As a result, the Company developed a wholesale power marketing strategy to sell the generation from its resources that are excluded from retail rates.  This strategy also includes the forward purchase and sale of electricity to take advantage of market price opportunities in the electric wholesale market.  During 2004, 2003 and 2002, the Company's sales in the wholesale electric markets accounted for approximately 62%, 62% and 56%, respectively, of its total MWh sales.  Of the total wholesale electric sales made in 2004, 2003 and 2002, 80%, 82% and 77%, respectively, were transacted through purchases for resale.  (See "Item 2. Properties".)

In 1990, the NMPRC established an off-system sales methodology that provided for a sharing mechanism whereby a certain amount of revenues from off-system sales were credited to reduce retail cost of service.  Off-system sales above the amounts credited to retail customers accrue to the benefit of shareholders.  Subsequent rate cases have continued to utilize this methodology.

In 2003, the NMPRC approved the Global Electric Agreement that set a rate path through 2007.  PNM agreed to decrease retail electric rates by 6.5% in two phases over three years.  The first phase of the rate reductions became effective in September 2003.  The second phase will become effective September 1, 2005.  (See Note 14 - "Commitments and Contingencies - Global Electric Agreement" in the Notes to Consolidated Financial Statements.)

The Company has entered into various firm wholesale electric sales contracts.  These contracts contain fixed capacity charges in addition to energy charges.  Capacity charges are fixed monthly payments for a commitment of resources to service the contract requirements.  Energy charges are payments based on the amount of electricity delivered to the customer intended to compensate the Company for its variable costs incurred to provide the energy.  The Company's firm-requirements demand was 239 MW in 2004, and is expected, based solely on existing contracts, to be 256 MW in 2005, 266 MW in 2006, 157 MW in 2007 and 159 MW in 2008.  No firm-requirements wholesale customer accounted for more than 6.6% of the Company's total electric sales for resale revenues for the year ended December 31, 2004.

CORPORATE AND OTHER

On December 30, 2004, the Holding Company became a registered holding company under PUHCA.  As a result of the requirement to register as a holding company, the Holding Company created PNMR Services Company, a services company, which began operation on January 1, 2005, subject to final approval of a services company application filed with the SEC in January 2005.

The Holding Company performed substantially all of the corporate activities of PNM from 2001 to 2004.  These activities were billed to PNM on a cost basis to the extent they were for the corporate management of PNM and were allocated to the operating segments.  The services functions previously performed by the Holding Company have been assumed by PNMR Services Company effective January 1, 2005.

Sources of Power

The Company has sources of power from property it owns or leases and power purchased by the Company through various long-term PPAs.  For the year ended December 31, 2004, the Company had a 2,417 MW generation capacity from these sources.

Sources of Power - Owned

 As of December 31, 2004, the total net generation capacity of facilities owned by the Company was 1,729 MW, which includes all of PVNGS, portions of which are leased.  (See "Item 2. Properties".)

The Company is committed to increasing the utilization of its generation capacity at SJGS, Four Corners and PVNGS.  SJGS is operated by the Company.  SJGS's equivalent availability and capacity factors were 89.8% and 86.3%, respectively, for the twelve months ended December 31, 2004, as compared to 82.1% and 77.8%, respectively, for 2003.  Capacity factors for Four Corners and PVNGS were 81.8% and 83.5%, respectively, in 2004, as compared to 89.8% and 87.3%, respectively, in 2003.  Four Corners and PVNGS are operated by APS.

The Company's Lordsburg and Afton plants were built to serve wholesale customers and other sales rather than New Mexico retail customers and, therefore, are not currently included in the retail rates.  However, it is possible that these plants may be needed in the future to serve the growing retail load.  If so, these plants would have to be certified by the NMPRC and would then be subject to inclusion in the Company's retail rates in a future rate case.  These plants were built in furtherance of the Company's ongoing strategy of increasing generation capacity over time to serve increasing retail load, sales under long-term contracts and other sales.  The plants owned by the Company are available through joint dispatch to support service to the retail customers of PNM.

In November 2004, the Company purchased a one-third interest in a partially constructed, combined-cycle power plant near Deming, New Mexico, called Luna.  The facility is expected to be completed in summer 2006 and is designed to be capable of producing 570 MW (of which the Company will be entitled to 190 MW).

Sources of Power - Leased

In 1996, the Company entered into an operating lease agreement for the rights to all the output of the Delta gas-fired generating plant for 20 years.  The plant received FERC approval for "exempt wholesale generator" status.  The maximum dependable capacity under the lease is 132 MW.  The gas turbine generating unit is operated by Delta and is located on the Company's retired Person Generating Station site in Albuquerque.  Primary fuel for the gas turbine generating unit is natural gas provided by wholesale gas purchases.  In addition, the unit has the capability to utilize low sulfur fuel oil if natural gas is neither available nor cost effective.

As discussed above, the Company leases portions of PVNGS. (See "Item 2. Properties" and Note 5 - "Lease Commitments" in the Notes to Consolidated Financial Statements.)

 Sources of Power - PPAs

In addition to generating its own power, the Company purchases power in the open market.  The Company's sales under its long-term PPAs, including the Delta lease and the contract described below, were 688 MW in 2004 and are expected to be 649 MW in 2005, 599 MW in 2006, 532 MW in 2007, and 532 MW in 2008.  This projected capacity assumes that contracts that end during the period are not renewed or extended.  The Company also purchases power in the forward, day-ahead and real-time markets.

In 2002, the Company entered into an agreement with FPL to develop a 200 MW wind generation facility in New Mexico.  The Company began receiving commercial power from the project in June 2003.  FPL owns and operates the New Mexico Wind Energy Center, which consists of 136 wind-powered turbines on a site in eastern New Mexico.  The Company has a contract to purchase all the power generated by the New Mexico Wind Energy Center for 25 years.  In 2003, the Company received approval from the NMPRC for a voluntary tariff that allows PNM retail customers to buy wind-generated electricity for a small monthly premium.  Power from the New Mexico Wind Energy Center is used to service load under the voluntary tariff and as part of the Company's electric supply mix for meeting retail load.  Any wind-generated electricity in excess of these amounts is sold on the wholesale power market, either within New Mexico or outside the state.

Market Reach

The Company owns firm transmission capacity to the Mead market hub in the amount of 225 MW, which serves various wholesale power markets and loads in the greater Las Vegas, Nevada area, and serves as a delivery point for the California ISO.  In addition, the Company owns transmission capacity to serve major load centers in the Phoenix, Arizona area in the amount of 150 MW.

Fuel and Water Supply

The percentages of the Company's generation of electricity (on the basis of KWh) fueled by coal, nuclear fuel and gas and oil, and the average costs to the Company of those fuels (in cents per million BTU), during the past three years were as follows:

	Coal		Nuclear		Gas and Oil
	Percent of	Average	Percent of	Average	Percent of	Average
	Generation	Cost	Generation	Cost	Generation	Cost

2004	70.1	154.4	28.1	52.5	1.8	693.9
2003	68.0	163.8	29.5	44.5	2.5	625.2
2002	67.7	171.0	30.7	46.1	1.6	505.6

The generation mix for 2005 is expected to be 68.2% coal, 28.4% nuclear and 3.4% gas and oil.  Due to locally available natural gas and oil supplies, the utilization of locally available coal deposits and the generally abundant supply of nuclear fuel, the Company believes that adequate sources of fuel are available for its generating stations into the foreseeable future.

Coal

 See Note 14 - "Commitments and Contingencies - Coal Supply" in the Notes to Consolidated Financial Statements.

Natural Gas

The natural gas used as fuel for the electric generating plants located in Albuquerque (Reeves Station and the Delta operating lease) is procured on the open market and delivered by Gas through its transportation services.  Wholesale procures its gas supply independently of Gas but obtains gas transportation services from Gas.

 Nuclear Fuel

 The Company is one of several participants in PVNGS.  (See Note 12 - "Construction Program and Jointly-Owned Plants" in the Notes to Consolidated Financial Statements.)  The fuel cycle for PVNGS is comprised of the following stages:

  mining and milling of uranium ore to produce uranium concentrates;

  conversion of uranium concentrates to uranium hexafluoride;

  enrichment of uranium hexafluoride;

  fabrication of fuel assemblies;

  utilization of fuel assemblies in reactors; and

  storage and disposal of spent nuclear fuel.

The PVNGS participants have contracted for all of PVNGS requirements for uranium, uranium concentrates and conversion services through 2008.  The PVNGS participants have also contracted for all of PVNGS enrichment services through 2010 and fuel assembly fabrication services until at least 2015.

Water Supply

See Note 14 - "Commitments and Contingencies - Water Supply" in the Notes to Consolidated Financial Statements.

RATES AND REGULATION

PNM is subject to the jurisdiction of the NMPRC, with respect to its retail electric and gas rates, service, accounting, issuance of securities, construction of major new generation and transmission facilities and other matters regarding retail utility services provided in New Mexico.  The FERC has jurisdiction over rates and other matters related to wholesale electric sales and cost recovery for a portion of its transmission network.  The Company is also subject to regulation under PUHCA.

Electric Rates and Regulation

FERC

Regional Transmission Organizations

With the passage of the Public Utility Regulatory Policies Act of 1978 and the Energy Policy Act of 1992, there has been a significant increase in the level of competition in the market for the generation and sale of electricity.  Barriers have been reduced for companies wishing to build, own and operate electric generating facilities.  In 1996, the FERC issued Order 888 requiring electric utilities controlling transmission facilities to file open access transmission tariffs, which opened the utility transmission systems to wholesale sellers and buyers of electric energy on a non-discriminatory basis.

Order 888 also encouraged utilities to investigate the formation of ISOs to operate transmission assets and provided guidance for the formation, operation and governance of ISOs.  In 1999, the FERC issued Order 2000 on RTOs, which established timelines for transmission-owning entities to join an RTO and defined the minimum characteristics and functions of an RTO.

In 2001, PNM, together with other FERC jurisdictional utilities in the Southwest, filed a request with the FERC seeking approval of a proposed for-profit transmission company named WestConnect to meet the criteria of Order 2000.  The proposal, recently revised in 2003, remains under review at the FERC.

In 2002, the FERC issued a NOPR, which if approved, would modify Order 888 by instituting a Standard Market Design for electric wholesale markets.  Prior to any final action on the Standard Market Design proposal, the FERC issued a policy "white paper" in 2003 that modified several provisions of the original Standard Market Design proposal and stated that if it were demonstrated that the costs of implementing any feature of the Standard Market Design outweighed its benefits, the FERC would not require the RTO to implement that feature.

Acting upon the direction of the "white paper," the WestConnect participants are currently pursuing a phased approach to implementing the wholesale market improvements that would otherwise be performed by an RTO.  The WestConnect participants executed a new Memorandum of Understanding in December 2004, in which participants will continue to explore market enhancement initiatives designed to enhance wholesale market competition in the Southwest.

Uncertainty continues to exist regarding the FERC's evolving RTO policy.  The FERC has not set a schedule for additional proceedings involving the Standard Market Design issues. PNM, together with the WestConnect participants, is continuing to monitor the various regulatory activities while continuing to explore opportunities for implementing cost-effective enhancements to the wholesale market pursuant to the current WestConnect Memorandum of Understanding.

FERC Rule Making

Over the past several years, the FERC has issued numerous rules that have impacted the wholesale energy business.  The FERC is attempting to remedy what it sees as undue discrimination in the provision of interstate transmission services and to ensure just and reasonable rates for electric energy within and among regional power markets.  A proposed rule would put all transmission customers, including bundled retail customers, under new pro forma transmission rates for new transmission service.  Independent transmission providers, e.g., ISOs and RTOs, would provide all transmission service and congestion would be managed using marginal pricing structures.  See "Regional Transmission Organization" above for further discussion.

In addition, the FERC has issued final rules that have an impact on the wholesale energy business and participants in the wholesale energy markets, including PNM.  In August 2003, the FERC issued Order 2003, which requires electric utilities that own or control electric transmission facilities to set out standard procedures and a standard agreement for interconnecting generators larger than 20 MW, and to make such revisions as necessary to its Open Access Transmission Tariff to comply with the requirements of the new rule.  PNM made its compliance filing in January 2004 and, in September 2004, PNM received notice that its revised tariff filing was accepted by the FERC. In December 2004, the FERC issued Order 2003-B, which provided additional clarification on certain matters.  PNM joined an industry group requesting rehearing of Order 2003-B, and also separately filed its petition for rehearing Order 2003-B.

The FERC issued its final rule adopting standards of conduct for electric and natural gas transmission providers, known as Order 2004.  The final rule expands on the FERC's prior orders establishing standards of conduct and combines the prior electric and natural gas standards so that there is now one standard for both electric and natural gas transmission providers.  The revised standards of conduct generally continue the requirement of transmission providers, including PNM, to treat all transmission customers, affiliated or non-affiliated, on a non-discriminatory basis, and prohibits transmission providers from operating their system to preferentially benefit an energy or marketing affiliate.  The rule became effective in February 2004, and required compliance by June 1, 2004.  PNM made the required initial compliance filing stating that it is in substantial compliance with Order 2004.  The FERC issued its revised Order 2004-A, which required that the training of employees be completed and compliance with provisions of the revised rule by September 1, 2004.  The FERC issued Order 2004-B, which required compliance with the Standards of Conduct rule, including training of employees, by September 22, 2004.  PNM implemented compliance measures, including completion of the training of employees, by the compliance deadlines.

In 2001, in a set of cases not involving PNM, the FERC announced a new supply margin assessment screen to determine if applicants for market based rate authority could potentially exercise horizontal generation based market power.  For those applicants that failed the supply margin assessment screen, the FERC would deny the market based rate application or condition its approval with certain mitigation requirements to address the market power concern.  In April 2004, the FERC announced the establishment of a new interim two-pronged market power screen to be applied in market based rate cases.  In May 2004, the FERC issued procedural orders in pending market based rate application/renewal cases, including PNM's case, requiring the use of the new two-pronged interim screen and requiring PNM to make its revised market based rate filing by August 2004.  In July 2004, the FERC issued an order affirming its interim two-pronged market screen test.  PNM filed its triennial market power screen analyses in August 2004 utilizing the new two-pronged interim screen as required by the FERC's order.  In its filing, PNM noted that it continued to face historical transmission constraints in Northern New Mexico and would continue to abide by the cost-based rate limitation on transmission service during times of transmission constraints for the Northern New Mexico market.  PNM also noted that for the EPE control area, PNM's wholesale market share screen was slightly above 20% during two seasons.  In October 2004, PNM made a supplemental filing utilizing more detailed load and generation data contained in EPE's market power screen filing, which resulted in PNM having a revised wholesale market share result below 20% for all seasons.  In December 2004, the FERC issued its order in PNM's market based rate filing finding that the FERC is initiating a proceeding to determine if PNM's mitigation measure in Northern New Mexico is sufficiently adequate to prevent the exercise of market power.  The FERC's order also required additional explanation of PNM's revised wholesale market share calculation.  PNM filed a petition for rehearing contesting the FERC's findings regarding the EPE control area, and arguing that PNM lacks generation market power in Northern New Mexico given the transmission access available to transmission customers in that market and the pre-existing mitigation measure that FERC previously approved in 1996.  The FERC also established that rates reviewed under this proceeding for transactions completed in these two markets would be subject to refund effective March 6, 2005.

In February 2005, PNM made its revised filing, in which the Company's expert presented various revised screen analyses for the EPE control area and concluded that the FERC should continue to permit PNM to make sales at market-based rates in that control area.  The analyses show that the screen failures disappear when the input data reflect the realities of economic and physical conditions in the Southern New Mexico market.  The evidence presented concluded the screen failure scenarios do not warrant the conclusion that PNM possesses generation market power in EPE's control area.

The Company's expert further concluded that the FERC should continue to permit PNM to make sales at market-based rates in PNM's Northern New Mexico control area, subject to the existing mitigation provision contained in PNM's market-based sales tariff.  He concluded PNM does not have the potential to exercise generation market power because customers enjoy access to robust markets during the hours that concerned the FERC, and given that the pre-existing mitigation would prevent any exercise of generation market power in the event of transmission constraints.  The Company's expert also concluded that, if the FERC determines that PNM should not be permitted to sell at market-based rates in its Northern New Mexico control area, the FERC nevertheless should permit PNM to sell at market-based rates at San Juan because San Juan is outside the transmission constraint path.  The Company cannot predict the outcome of these proceedings on the Company's financial position or results of operations; however, should FERC determine that PNM has generation market power in these two markets, PNM could continue to make sales at cost-based rates and thus not have revenues subject to refund in this matter.

NMPRC

Global Electric Agreement

 In October 2002, PNM entered into a Global Electric Agreement wherein it committed as part of a five-year plan to reduce retail electric rates by 6.5% in two phases (a 4% reduction, which became effective on September 1, 2003, and a 2.5% reduction, which will become effective on September 1, 2005).  The Global Electric Agreement was approved by the NMPRC in January 2003.  While beneficial to PNM's retail electric customers, PNM also benefits from the rate certainty the Global Electric Agreement provides through the end of 2007 and several other key components.  See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Global Electric Agreement" and Note 14 - "Commitments and Contingencies - Global Electric Agreement" in the Notes to Consolidated Financial Statements.

Renewable Resources Rule Making

The NMPRC issued a renewable resources rule in 2002 to encourage the development of renewable energy in New Mexico.  The rule includes a provision requiring the use of a minimum of 5% renewable energy by January 1, 2006, with the minimum amount to increase 1% per year for each year until a renewable portfolio standard of 10% is reached in the year 2011.

The 2004 Renewable Energy Act passed by the New Mexico Legislature establishes a mandatory renewable energy portfolio standard similar to the structure established by the NMPRC.  The Renewable Energy Act provides for streamlined proceedings for utilities to obtain approval of procurement plans, provided certainty to utilities and protection for customers and required the NMPRC to establish a reasonable cost threshold for the procurement of renewable energy to prevent excessive costs being added to rates.  Under the Renewable Energy Act, if renewable energy cannot be acquired under the threshold, the mandate would be suspended.

In July 2004, PNM made its annual portfolio summary filing as required under the renewable resources rule and the Renewable Energy Act.  In September 2004, PNM made its renewable energy procurement plan filing, outlining its plan to use renewable energy certificates acquired during 2003-2005 to meet the renewable portfolio standard beginning in 2006.  PNM entered into a stipulation with the NMPRC staff and other parties which provided that PNM met the diversity requirements of the Renewable Energy Act, and which provided that expenditures up to $850,000 associated with assessment of biomass projects in 2005 were reasonable and recoverable in the next general electric rate case.  The stipulation also provided that 2005 expenditures up to $500,000 associated with the implementation of a solar photovoltaic program were also reasonable and recoverable.  The NMPRC approved the stipulation in December 2004.

In December 2004, the NMPRC issued an order, subject to NMPRC review in 2007, that established a reasonable cost threshold for renewable energy resources, beyond which a utility is relieved from the requirement to add renewable energy resources to its portfolio.  The order provides that an overall rate increase of no more than 1% in 2006, no more than an additional 0.2% per year until capped at 2% for each year beginning in 2011 and beyond.  Reasonable cost threshold amounts were also set for each resource.

ENVIRONMENTAL MATTERS

PNM, in common with other electric and gas utilities, is subject to stringent laws and regulations for protection of the environment by local, state, Federal and tribal authorities. In addition, PVNGS is subject to the jurisdiction of the NRC, which has the authority to issue permits and licenses and to regulate nuclear facilities in order to protect the health and safety of the public from radioactive hazards and to conduct environmental reviews pursuant to the National Environmental Policy Act.  The liabilities under these laws and regulations can be material and, in some instances, may be imposed without regard to fault, or may be imposed for past acts, whether or not such acts may have been lawful at the time they occurred.  (See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Contingent Liabilities - Environmental Issues" for a discussion of applicable accounting policies.  In addition, see Note 14 - "Commitments and Contingencies" in the Notes to Consolidated Financial Statements for information related to the following matters, incorporated in this item by reference):

  Person Station

  Retired Fossil-Fueled Plant Decommissioning Costs

  New Source Review Rules

  The Clean Air Act

  Citizen Suit Under the Clean Air Act

  Excess Emissions Reports

  Santa Fe Generating Station

  SESCO Matter

COMPETITION

 Under current law, the Company is not in any direct retail competition with any other regulated electric and gas utility, except for sales of natural gas.  Nevertheless, the Company is subject to varying degrees of competition in certain territories adjacent to or within the areas it serves with other utilities in its region as well as with rural electric cooperatives and municipal utilities.

The Wholesale segment is involved in the generation and sale of electricity into the wholesale market.  It is subject to competition from regional utilities with similar opportunities to generate and sell energy at market-based prices and larger trading entities that do not own or operate generating assets.  The Company believes that it is well positioned to compete in this market due to its long history in the marketplace, its niche product offerings, and stringent risk management practices.  The Company's energy marketers are operationally trained and maintain effective marketing relationships with competitors and counterparties. Additionally, the Company has maintained an investment-grade rating despite turbulent wholesale markets, which enables the Company to fully participate in the marketplace.

EMPLOYEES

As of December 31, 2004, the Company had 2,623 full-time employees.  The following table sets forth the number of employees by business segment as of December 31, 2004:

Number
Corporate (1)	551
Electric	1,040
Transmission	38
Gas	475
Wholesale	502
Other	17
Total	2,623

(1)  These employees resided at the Holding Company at December 31, 2004 and effective January 1, 2005, reside at the Services Company.

The number of employees of the Company who are represented by unions or other collective bargaining groups include (i) Electric, 241; (ii) Gas, 57; and (iii) Wholesale, 330.

 ITEM 2. PROPERTIES

ELECTRIC

PNM's ownership and capacity in electric generating stations in commercial service as of December 31, 2004 were as follows:

			Total Net
			Generation
			Capacity
Type	Name	Location	(MW)

Coal	SJGS (a)	Waterflow, New Mexico	765
Coal	Four Corners (b)	Fruitland, New Mexico	192
Gas/Oil	Reeves Station	Albuquerque, New Mexico	154
Gas/Oil	Las Vegas (c)	Las Vegas, New Mexico	18
Gas/Oil	Afton (d)	La Mesa, New Mexico	141
Gas	Lordsburg (d)	Lordsburg, New Mexico	72
Nuclear	PVNGS (e)	Wintersburg, Arizona	387 (f)
			1,729

(a)   SJGS Units 1, 2 and 3 are 50% owned by PNM; SJGS Unit 4 is 38.5% owned by the Company.

(b)      Four Corners Units 4 and 5 are 13% owned by PNM.

(c)       The Company anticipates the closure of the Las Vegas Generating Station in 2006.

(d)      The Company's Lordsburg and Afton plants were built to serve wholesale customers and other sales rather than New Mexico retail customers and, therefore, are not currently included in the retail rates.  However, it is possible that these plants may be needed in the future to serve the growing retail load.

(e)       PNM is entitled to 10.2% of the power and energy generated by PVNGS.  PNM has a 10.2% ownership interest in Unit 3 and has leasehold interests in approximately 7.9% of Units 1 and 2 and an ownership interest in approximately 2.3% of Units 1 and 2.

(f)        For load and resource purposes, the Company has notified the NMPRC that it recognizes the maximum dependable capacity rating for PVNGS to be 381 MW.

Fossil‑Fueled Plants

SJGS is located in northwestern New Mexico, and consists of four units operated by PNM. Units 1, 2, 3 and 4 at SJGS have net rated capacities of 327 MW, 316 MW, 497 MW and 507 MW, respectively.  SJGS Units 1 and 2 are owned on a 50% shared basis with Tucson.  SJGS Unit 3 is owned 50% by the Company, 41.8% by SCPPA and 8.2% by Tri‑State.  SJGS Unit 4 is owned 38.457% by the Company, 28.8% by M-S-R Public Power Agency, 10.04% by Anaheim, 8.475% by Farmington, 7.2% by Los Alamos and 7.028% by UAMPS.

PNM also owns 192 MW of net rated capacity derived from its 13% interest in Units 4 and 5 of Four Corners located in northwestern New Mexico on land leased from the Navajo Nation and adjacent to available coal deposits.  Units 4 and 5 at Four Corners are jointly owned with SCE, APS, Salt River Project, Tucson and EPE and are operated by APS.

Four Corners and a portion of the facilities adjacent to SJGS are located on land held under easements from the United States and also under leases from the Navajo Nation.  The enforcement of these leases could require Congressional consent.  The Company does not deem the risk that is associated with the enforcement of these easements and leases to be material.  However, the Company is dependent in some measure upon the willingness and ability of the Navajo Nation to protect these leased properties.

The Company owns 154 MW of generation capacity at Reeves Station in Albuquerque and 18 MW of generation capacity at Las Vegas Station in Las Vegas, New Mexico.  During 2002, the Company added generation capacity with Afton, a 141 MW gas or oil fired combustion turbine plant in La Mesa, New Mexico, and Lordsburg, a 72 MW gas fired combustion turbine generator in Lordsburg, New Mexico.  In addition, the Company has 132 MW of generation capacity in Albuquerque under an operating lease. These power sources are used primarily for peaking and transmission support. During times of excess capacity, resources have been used to augment the Company's wholesale power trading activities.  In November 2004, the Company purchased a one-third interest in a partially constructed, combined-cycle power plant near Deming, New Mexico, called Luna.  The facility is expected to be completed in summer 2006 and is designed to be capable of producing 570 MW (of which the Company will be entitled to 190 MW).

Nuclear Plant

The Company's Interest in PVNGS

The Company is participating in the three 1,270 MW units of PVNGS, also known as the Arizona Nuclear Power Project, with APS (the operating agent), Salt River Project, EPE, SCE, SCPPA and the Department of Water and Power of the City of Los Angeles.  The Company has a 10.2% undivided interest in PVNGS, with portions of its interests in Units 1 and 2 held under leases.

Sale and Leaseback Transactions of PVNGS Units 1 and 2

In 1985 and 1986, the Company entered into a total of eleven sale and leaseback transactions with owner trusts under which it sold and leased back its entire 10.2% interest in PVNGS Units 1 and 2, together with portions of the Company's undivided interest in certain PVNGS common facilities. The leases under each of the sale and leaseback transactions have initial lease terms expiring either on January 15, 2015 (with respect to the Unit 1 leases) or on January 15, 2016 (with respect to the Unit 2 leases).  Each of the leases allows the Company to extend the term of the lease and includes a repurchase option.  The lease expense for the Company's PVNGS leases is approximately $66.3 million per year.  Throughout the terms of the leases, the Company continues to have full and exclusive authority and responsibility to exercise and perform all of the rights and duties of a participant in PVNGS under the Arizona Nuclear Power Project Participation Agreement and retains the exclusive right to sell and dispose of its 10.2% share of the power and energy generated by PVNGS Units 1 and 2.  The Company also retains its responsibility to pay its share of all taxes, insurance premiums, operating and maintenance costs, costs related to capital improvements and decommissioning and all other similar costs and expenses associated with the leased facilities.  In 1992, the Company purchased 22% of the beneficial interests in the PVNGS Units 1 and 2 leases through the purchase of ownership interest in the trusts which held the leases.  The related ownership interests were subsequently reacquired by the Company when the Company's trust ownership was collapsed and the Company assumed direct ownership.

Each lease describes certain events, "Events of Loss" or "Deemed Loss Events", the occurrence of which could require the Company to, among other things, (i) pay the lessor and the equity investor, in return for the investor's interest in PVNGS, cash in the amount provided in the lease and (ii) assume debt obligations relating to the PVNGS lease. The "Events of Loss" generally relate to casualties, accidents and other events at PVNGS, which would severely, adversely affect the ability of the operating agent, APS, to operate, and the ability of the Company to earn a return on its interests in, PVNGS.  The "Deemed Loss Events" consist mostly of legal and regulatory changes (such as changes in law making the sale and leaseback transactions illegal, or changes in law making the lessors liable for nuclear decommissioning obligations). The Company believes that the probability of such "Events of Loss" or "Deemed Loss Events" occurring is remote for the following reasons: (i) to a large extent, prevention of "Events of Loss" and some "Deemed Loss Events" is within the control of the PVNGS participants, including the Company, and the PVNGS operating agent, through the general PVNGS operational and safety oversight process and (ii) with respect to other "Deemed Loss Events," which would involve a significant change in current law and policy, the Company is unaware of any pending proposals or proposals being considered for introduction in Congress, or in any state legislative or regulatory body that, if adopted, would cause any of those events.

Other PVNGS Matters

See Note 14 - "Commitments and Contingencies" in the Notes to Consolidated Financial Statements for information on PVNGS Decommissioning Funding, Nuclear Spent Fuel and Waste Disposal and PVNGS Liability and Insurance Matters.

TRANSMISSION AND DISTRIBUTION

As of December 31, 2004, the Company owned, jointly owned or leased, 2,856 circuit miles of electric transmission lines, 4,098 miles of distribution overhead lines, 4,303 cable miles of underground distribution lines (excluding street lighting) and 242 substations.

GAS

As of December 31, 2004, the natural gas properties consisted primarily of natural gas storage, transmission and distribution systems.  Provisions for storage made by the Company include ownership and operation of an underground storage facility located near Albuquerque. The transmission systems consisted of approximately 1,545 miles of pipe and compression facilities.  The distribution systems consisted of approximately 11,841 miles of pipe.

OTHER INFORMATION

The electric and gas transmission and distribution lines are generally located within easements and rights‑of‑way on public, private and Indian lands.  The Company leases interests in PVNGS Units 1 and 2 and related property, EIP and associated equipment, data processing, communication, office and other equipment, office space, joint use utility poles, vehicles and real estate.  The Company also owns and leases service and office facilities in Albuquerque and in other areas throughout its service territory.

ITEM 3. LEGAL PROCEEDINGS

See Note 14 - "Commitments and Contingencies" in the Notes to Consolidated Financial Statements for information related to the following matters, incorporated in this item by reference.

  PVNGS Water Supply Litigation

  San Juan River Adjudication

  Navajo Nation Environmental Issues

  Legal Proceedings Discussed in Western United States Wholesale Power Market

  Wholesale Power Marketing Antitrust Suit

  Citizen Suit Under the Clean Air Act

  Excess Emissions Reports

  Santa Fe Generating Station

  Natural Gas Royalties Qui Tam Litigation

  Asbestos Cases

  SESCO Matter

  Tax Refund Litigation

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF PNM RESOURCES

Executive officers, their ages, offices held with the Holding Company since December 31, 2001 (effective date of the Holding Company):

Name	Age	Office	Initial Effective Date

J. E. Sterba................	49	Chairman, President and Chief Executive
		Officer	December 31, 2001

A. A. Cobb...............	57	Senior Vice President, Peoples Services and
		Development	December 31, 2001

J. R. Loyack..............	41	Senior Vice President and Chief
		Financial Officer	January 1, 2003
		Vice President, Controller and
		Chief Accounting Officer	December 31, 2001

P. T. Ortiz.................	55	Senior Vice President, General Counsel and Secretary	December 31, 2001

E. Padilla, Jr.............	51	Senior Vice President, Customer and Delivery Services	March 29, 2004
		Senior Vice President, Bulk Power Marketing and Development	December 31, 2001

W.J. Real...................	56	Senior Vice President, Public Policy	July 23, 2002
		Executive Vice President, Power Production
		and Marketing	December 31, 2001

H. W. Smith.............	47	Senior Vice President, Energy Resources	March 29, 2004
		Vice President, Energy Supply, Trading and Services, TECO Energy, Inc.	January 24, 2001

T. G. Sategna............	51	Vice President and Corporate Controller,	October 31,2003
		Controller, Utility Operations	August 22, 2002
		Controller, Electric and Gas	December 31, 2001

(See PNM on page 19 for prior positions held).

All officers are elected annually by the Board of the Holding Company.

EXECUTIVE OFFICERS OF PUBLIC SERVICE COMPANY OF NEW MEXICO

Executive officers, their ages, offices held with PNM in the past five years, (or other companies if less than five years with PNM) and initial effective dates thereof, except as otherwise noted:

Name	Age	Office	Initial Effective Date

J. E. Sterba................	49	Chairman, President and Chief Executive
		Officer	October 1, 2000
		President and Chief Executive Officer	June 6, 2000
		President	March 1, 2000
		Executive Vice President, USEC, Inc.	December 31, 1998

A. A. Cobb...............	57	Senior Vice President, Peoples Services and
		Development	September 11, 2001
Global Human Resources Officer,
		Clientlogic	November 22, 1999

J. R. Loyack..............	41	Senior Vice President and Chief
		Financial Officer	January 1, 2003
Vice President, Controller and
		Chief Accounting Officer	July 19, 1999

P. T. Ortiz.................	55	Senior Vice President, General Counsel
		and Secretary	August 10, 1999

E. Padilla, Jr.............	51	Senior Vice President, Customer and
Delivery Services
		Senior Vice President, Bulk Power	March 29, 2004
		Marketing and Development	February 8, 2000
Vice President, Bulk Power Marketing
		and Development	December 14, 1996

W. J. Real..................	56	Senior Vice President, Public Policy	July 23, 2002
Executive Vice President, Power
		Production and Marketing	January 18, 1999

H. W. Smith.............	47	Senior Vice President, Energy Resources	March 29, 2004
		Vice President, Energy Supply, Trading and Services, TECO Energy, Inc.	January 24, 2001

T. G. Sategna............	51	Vice President and Corporate Controller	October 31, 2003
		Controller, Utility Operations	August 22, 2002
		Controller, Electric and Gas Services	May 4, 2000

The President is elected annually by the Board of the Holding Company.  All other officers are elected annually by the Board of PNM.

PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the New York Stock Exchange.  On May 18, 2004, the Company's Board approved a 3-for-2 stock split that took place on June 11, 2004 for shareholders of record on June 1, 2004.  All references to numbers of shares outstanding and per share amounts have been restated to reflect the stock split.

Ranges of sales prices of the Company's common stock, reported as composite transactions (Symbol: PNM), and dividends declared on the common stock for 2004 and 2003, by quarters, are as follows:

Quarter Ended	Range of Sales Prices		Dividends
	High	Low	Per Share
2004
December 31	$26.11	$22.57	$0.185
September 30	$22.75	$20.09	$0.160
June 30	$20.87	$18.70	$0.160
March 31	$21.20	$18.77	$0.160
Fiscal Year	$26.11	$18.70	$0.665

2003
December 31	$19.64	$17.52	$0.150
September 30	$19.31	$16.87	$0.150
June 30	$18.56	$14.56	$0.150
March 31	$15.99	$12.63	$0.150
Fiscal Year	$19.64	$12.63	$0.600

 On December 7, 2004, the Holding Company's Board approved a 15.6% increase in the common stock dividend.  The increase raised the quarterly dividend to $0.185 per share, for an indicated annual dividend of $0.74 per share.  Also on December 7, 2004, the Board declared a quarterly cash dividend of $0.185 per share of common stock payable February 18, 2005 to the Company's shareholders of record as of February 1, 2005.

On December 7, 2004, the Board also announced a revised targeted dividend payout ratio.  The new target is a payout ratio of 50% to 60% of consolidated earnings, revised from 50% to 60% of utility earnings.

On January 31, 2005, there were 14,557 holders of record of the Company's common stock.

See "Part II. Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources - Dividends," for a discussion on the payment of future dividends.

See "Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters".

Cumulative Preferred Stock

PNM is not aware of any active trading market for its cumulative preferred stock.  Quarterly cash dividends were paid on PNM's outstanding cumulative preferred stock at the stated rates during 2004 and 2003.

During 2004, PNM re-purchased 12,707 shares of PNM preferred stock in open-market transactions for a total of $1.1 million, which was below par value.  These shares were not purchased through a publicly announced plan or program.  These shares were retired prior to December 31, 2004.

The following table sets forth information regarding PNM's purchase of preferred stock during 2004:

	Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program

November 5, 2004	7,257	$88.00	-	-

November 15, 2004	5,450	$88.00	-	-

Total	12,707	$88.00	-	-

Sales of Unregistered Securities

   The Company previously reported on Form 8-Ks, dated August 16, 2004 and August 18, 2004, that the Company had entered into an agreement with Cascade for the sale of $100.0 million in equity-linked securities of the Company.  The transaction is a private placement under Section 4(2) of the Securities Act of 1933 and has not yet closed.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data and comparative operating statistics should be read in conjunction with the consolidated financial statements, the notes to consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.  All references to numbers of shares outstanding and per share amounts have been restated to reflect the 3-for-2 stock split that occurred on June 11, 2004.

PNM RESOURCES, INC. AND SUBSIDIARIES

	2004	2003	2002	2001	2000
	(In thousands except per share amounts and ratios)
Total Operating Revenues	$1,604,792	$1,455,653	$1,118,694	$2,254,178	$1,526,835
Earnings from Continuing Operations	$ 87,686	$ 58,552	$ 63,686	$ 149,847	$ 100,360
Net Earnings	$ 87,686	$ 95,173	$ 63,686	$ 149,847	$ 100,360
Earnings per Common Share:
Continuing Operations	$ 1.45	$ 0.98	$ 1.09	$ 2.55	$ 1.69
Basic	$ 1.45	$ 1.60	$ 1.09	$ 2.55	$ 1.69
Diluted	$ 1.43	$ 1.58	$ 1.07	$ 2.51	$ 1.69
Cash Flow Data:
Net cash flows provided from operating activities	$ 235,755	$ 228,692	$ 97,359	$ 327,346	$ 239,515
Net cash flows used in investing activities	$ (144,451)	$ (101,567)	$ (200,427)	$ (407,014)	$ (157,500)
Net cash flows generated (used)
by financing activities	$ (86,803)	$ (118,133)	$ 78,362	$ 385	$ (94,723)
Total Assets	$3,487,635	$3,378,629	$3,247,227	$3,127,602	$3,092,494
Long-Term Debt, including current maturities	$ 987,823	$ 987,210	$ 980,092	$ 953,884	$ 953,823
Common Stock Data:
Market price per common share at year end	$ 25.290	$ 18.733	$ 15.880	$ 18.633	$ 17.875
Book value per common share at year end	$ 18.20	$ 18.07	$ 16.60	$ 17.25	$ 15.61
Average number of common shares outstanding	60,414	59,621	58,677	58,677	59,231
Cash dividend declared per common share	$ 0.67	$ 0.60	$ 0.57	$ 0.53	$ 0.53
Return on Average Common Equity	8.1%	9.3%	6.4%	15.5%	11.1%
Capitalization:
Common stock equity	52.4%	51.9%	49.5%	50.8%	48.6%
Preferred stock without mandatory redemption
Requirements	0.6	0.6	0.7	0.6	0.7
Long-term debt, less current maturities	47.0	47.5	49.8	48.6	50.7
	100.00%	100.00%	100.00%	100.00%	100.00%

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

	2004	2003	2002	2001	2000
	(In thousands except per share amounts and ratios)
Total Operating Revenues	$1,603,967	$1,455,342	$1,117,290	$2,254,178	$1,526,835
Earnings from Continuing Operations	$ 92,438	$ 59,978	$ 62,216	$ 150,433	$ 100,360
Net Earnings Available for Common Stock	$ 91,866	$ 96,013	$ 61,630	$ 149,847	$ 100,360
Total Assets	$3,393,730	$3,299,304	$3,074,768	$3,127,602	$3,092,494
Long-Term Debt, including current maturities	$ 987,676	$ 987,210	$ 953,940	$ 953,884	$ 953,823

PNM RESOURCES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
COMPARATIVE OPERATING STATISTICS

	2004		2003		2002		2001	2000
Utility Operations Sales:
Energy Sales--KWh (in thousands):
Residential	2,509,449		2,405,488		2,298,542		2,197,889	2,171,945
Commercial	3,450,503		3,379,147		3,254,576		3,213,208	3,133,996
Industrial	1,283,769		1,292,711		1,612,723		1,603,266	1,544,367
Other ultimate customers	227,770	(a)	221,137	(a)	240,665	(a)	240,934	238,635
Total KWh sales	7,471,491		7,298,483		7,406,506		7,255,297	7,088,943
Gas Throughput-Decatherms (in thousands):
Residential	30,618		27,416		29,627		27,848	28,810
Commercial	11,639		10,810		12,009		10,421	9,859
Industrial	413		485		749		3,920	5,038
Other	13,871		5,510		4,807		4,355	6,426
Total gas sales	56,541		44,221		47,192		46,544	50,133
Transportation throughput	43,208		50,756		44,889		51,395	44,871
Total gas throughput	99,749		94,977		92,081		97,939	95,004
Revenues (in thousands):
Electric Revenues:
Residential	$ 206,950		$ 203,710		$ 197,174		$ 187,600	$ 186,133
Commercial	251,092		252,876		247,800		242,372	238,243
Industrial	61,905		64,549		82,009		82,752	79,671
Other ultimate customers	13,638		14,069		14,942		14,795	14,618
Total revenues to ultimate customers	533,585	(b)	535,204	(b)	541,925	(c)	527,519	518,665
Transmission revenues	18,327		19,453		23,150		26,553	16,855
Miscellaneous electric revenues	6,500		5,807		5,014		5,154	3,163
Total electric revenues	$ 558,412		$ 560,464		$ 570,089		$ 559,226	$ 538,683
Gas Revenues:
Residential	$ 292,163		$ 226,799		$ 176,284		$ 221,409	$ 203,208
Commercial	92,128		72,269		53,734		65,654	56,283
Industrial	2,889		2,820		2,872		27,519	24,206
Other	88,467		37,473		26,781		36,495	37,360
Revenues from gas sales	475,647		339,361		259,671		351,077	321,057
Transportation	15,274		18,906		17,735		20,188	14,163
Total gas revenues	$ 490,921		$ 358,267		$ 277,406		$ 371,265	$ 335,220
Total Utility Revenues	$1,049,333		$ 918,731		$ 847,495		$ 930,491	$ 873,903

(a)     Does not include Company use amounts of 25,623 for 2004, 26,117 for 2003, and 26,405 for 2002.

(b)     Includes EITF 03-11 adjustments of $33,609 for 2004 and $15,015 for 2003.

(c)     Includes EITF 02-3 adjustment of $73,987.

PNM RESOURCES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
COMPARATIVE OPERATING STATISTICS

	2004		2003		2002		2001	2000

Utility Customers at Year End:
Electric:
Residential	367,491		358,099		345,588		340,656	332,332
Commercial	43,425		42,391		41,092		40,065	39,525
Industrial	290		296		311		377	371
Other ultimate customers	818		822		796		924	625
Total ultimate customers	412,024		401,608		387,787		382,022	372,853
Sales for Resale	68		72		76		79	81
Total customers	412,092		401,680		387,863		382,101	372,934
Gas:
Residential	430,578		421,104		411,642		404,753	398,623
Commercial	34,993		34,645		35,194		32,894	32,626
Industrial	47		46		58		50	50
Other	2,931		2,983		3,664		3,528	3,612
Transportation	23		40		27		34	32
Total customers	468,572		458,818		450,585		441,259	434,943

Wholesale Operations Sales:
Energy Sales-MWh:
Long-term contracts	2,943,372		2,469,707		844,168		1,463,031	330,003
Forward sales	2,366,766	(a)	3,237,525	(a)	-	(c)	-	-
Short-term sales	6,057,946		5,834,972		7,269,242		10,596,004	10,213,725
Total sales to ultimate customers	11,368,084		11,542,204		8,113,410		12,059,035	10,543,728
Revenues (in thousands):
Long-term contracts	$ 158,085		$ 135,674		$ 58,546		$ 77,250	$ 87,731
Forward sales	125,378	(b)	151,483	(b)	3,575	(d)	(2,572)	(14,768)
Short-term sales	271,171		249,454		207,674		1,247,471	577,811
Total wholesale revenues	$ 554,634		$ 536,611		$ 269,795		$ 1,322,149	$ 650,774
Customers at Year End:
Wholesale	68		72		76		79	81

Generation Statistics:
Reliable Net Capability-KW	1,729,000		1,742,000		1,734,000		1,521,000	1,521,000
Coincidental Peak Demand-KW	1,655,000		1,661,000		1,478,000		1,431,000	1,368,000
Average Fuel Cost per Million BTU	$ 1.3751		$ 1.4120		$ 1.3910		$ 1.6007	$ 1.3827
BTU per KWh of Net Generation	10,442		10,854		10,568		10,549	10,547

(a)     Includes EITF 03-11 adjustments of 632,460 MWh for 2004 and 359,800 MWh for 2003.

(b)     Includes EITF 03-11 adjustments of $33,609 for 2004 and $15,015 for 2003.

(c)     Includes EITF 02-3 adjustment of 1,336,745 MWh.

(d)    Includes EITF 02-3 of $73,987.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Management's Discussion and Analysis of Financial Condition and Results of Operations for the Holding Company and Subsidiaries and PNM and Subsidiaries is presented on a combined basis.  Currently, the business of PNM constitutes substantially all of the business of the Holding Company.  Therefore, the historical results of operations of PNM are virtually identical to the consolidated results of the Holding Company and all its subsidiaries.  For discussion purposes, this report will use the term "Company" when discussing matters of common applicability to the Holding Company and Subsidiaries and PNM.  Readers of Management's Discussion and Analysis of Financial Condition and Results of Operations should assume that the information presented applies to consolidated results of operations of both the Holding Company and its subsidiaries, including PNM, except where the context or references clearly indicate otherwise.  Discussions regarding specific contractual obligations generally reference the company that is legally obligated. In the case of contractual obligations of PNM, these obligations are consolidated with the Holding Company and its subsidiaries under GAAP.  Broader operational discussions refer to the Company.

The Holding Company was established as the holding company in 2001 and was exempt from regulation under PUHCA.  In April 2004, however, the SEC staff informed PNM Resources Inc. that, because of an SEC ruling in 2003, the level of interstate power sales by PNM did not allow the Holding Company to continue to claim exemption from registration.  On December 30, 2004, the Holding Company became a registered holding company under PUHCA.  The Holding Company also created a new subsidiary called PNMR Services Company, which began operating on January 1, 2005, subject to final approval by the SEC.

The Holding Company performed substantially all of the corporate activities of PNM from 2001 to 2004.  These activities were billed to PNM on a cost basis to the extent they were for the corporate management of PNM and are allocated to the operating segments.  The services functions previously performed by the Holding Company have been assumed by PNMR Services Company effective January 1, 2005.

The Holding Company is an investor-owned holding company of energy and energy related companies.  Its principal subsidiary, PNM, is an integrated public utility primarily engaged, within the State of New Mexico, in the generation, transmission and distribution of electricity; transmission, distribution and sale of natural gas; and the sale and marketing of electricity in the Western United States.  The Company's vision is to "Build America's Best Merchant Utility."  The Company views a merchant utility as the balanced combination of a strong regulated utility with growth-oriented electric sales in competitive markets.

The Company is positioned as a Merchant Utility, primarily operating as a regulated energy service provider.  The Company is also engaged in the sale and marketing of electricity in the competitive wholesale energy marketplace.  As a utility, PNM has an obligation to serve its customers under the jurisdiction of the NMPRC.  As a wholesale electricity provider, PNM markets excess production from the utility, as well as unregulated generation, into a competitive marketplace.  As part of its electric wholesale power operation, it purchases wholesale electricity in the open market for future resale or to provide energy to retail customers in New Mexico when the Company's generation assets cannot satisfy demand.  The wholesale operations utilize a net asset-backed strategy, whereby the Company's aggregate net open position for the sale of electricity is covered by the Company's forecasted excess generation capabilities.

As it currently operates, the Company's principal business segments, whose operating results are regularly reviewed by the Company's management, are Utility Operations and Wholesale Operations. Utility Operations include Electric, Gas and Transmission.  These segments model the resource allocations as mandated in the Global Electric Agreement (see Note 14 - "Commitments and Contingencies - Global Electric Agreement", in the Notes to Consolidated Financial Statements).  Electric consists of the distribution and generation of electricity for retail electric customers in New Mexico.  Gas includes the transportation and distribution of natural gas to end-users.  Transmission consists of the transmission of electricity to third parties as well as to Electric and Wholesale.  Wholesale consists of the generation and sale of electricity into the wholesale market based on three product lines that include long-term contracts, forward sales and short-term sales.

The Utility Operations strategy is directed at supplying reasonably priced and reliable energy to retail customers through customer-driven operational excellence, high quality customer service, cost efficient processes, and improved overall organizational performance.

The Wholesale Operations strategy calls for increased net asset-backed energy sales supported by long-term contracts into the wholesale market, whereby the Company's aggregate net open forward electric sales position, including short term sales, forward sales and long-term contracts, is covered by its forecasted excess generation capacity.  Management actively monitors the net asset-backed sales by the use of stringent risk management policies.  The Company's future growth plans call for approximately 75% of its new generation portfolio to be committed through long-term contracts as required by the Global Electric Agreement.  Growth will be dependent on market development and on the Company's ability to generate funds for the Company's future expansion.  The Company will continue to operate in the wholesale market and seek reasonably priced asset additions.  Expansion of the Company's generating portfolio will depend on the Company's ability to acquire favorably priced assets at strategic locations and to secure long-term commitments for the purchase of power from the acquired plants.

The following is management's assessment of the Company's financial condition and the significant factors affecting the results of operations. This discussion should be read in conjunction with the Company's consolidated financial statements and related notes.  Trends and contingencies of a material nature are discussed to the extent known.  Refer to "Disclosure Regarding Forward Looking Statements" and "Risk Factors" at the end of this Item 7.

COMPETITIVE STRATEGY

The Company's vision is to "Build America's Best Merchant Utility." To achieve this objective, management intends to:

Grow Regulated and Unregulated Operations.  The Company intends to grow both its retail and wholesale business by expanding its current operations and by acquiring additional value-enhancing assets.  As evidenced by the Luna acquisition and the proposed TNP acquisition, the Company intends to continue to grow its revenues by expanding its geographic coverage in the Southwest, a region which not only exhibits rapid customer and load growth, but which the Company knows well.  The Company plans to focus on best practices in integrating its acquisitions to create a stronger presence in the Southwest market.  The Company also intends to increase its presence in the Southwest market by buying additional generating resources and selling power from those resources through long-term contracts.  In addition, the Company expects that the acquisition of First Choice Power as part of the proposed TNP acquisition, as discussed below, will provide a solid foundation for entry into the competitive retail market in Texas.

Acquire Additional Generating Assets in the Southwest Region.  The Company intends to enhance and diversify its presence in the Southwest region through the acquisition of quality generation assets to serve the Company's retail and wholesale load while maintaining diversity of fuel mix.  The Company plans to increase long-term sales contracts in tandem with increases in its generation capacity.  The Company expects to do this through the addition of gas-fired generation plants and the acquisition of coal-fired facilities, the acquisition or development of renewable or clean technology resources and/or the use of long-term purchase contracts for power.  As in the past, the Company intends to continue a disciplined approach to any acquisition, to match acquisitions to demand and to hedge capacity with long-term contracts.

Maintain Prudent Cost Controls.  Management continues to maintain cost control procedures and expects to implement similar control procedures at TNP once the acquisition is complete.  As a result of PNM's coal contract, the Company's fuels group has also been able to hedge the Company's exposure to coal prices at the SJCC for the next 13 years, which the Company believes will help it improve or maintain gross margins if coal costs rise.

Continue to Improve Credit Strength and Reduce Cost of Capital.  A high priority and long-term commitment is to maintain the Company's investment grade rating in any type of regulatory or commodity price scenario.  The Company believes TNP offers an opportunity to derive additional value through the stronger credit profile of the combined entity.  Since December 31, 2002, the Company has reduced its weighted average cost of long-term debt from 6.56% to 4.77%.  In addition, as discussed below, the Company expects to reduce TNP's current financing costs by at least $40.0 million annually, on a pre-tax basis, through the refinancing of TNP's relatively high-cost capital.

Commitment to Corporate Citizenship.  The Company is committed to its guiding principle, "Do the Right Thing."  This commitment serves as the cornerstone of the Company's ethics and compliance efforts and underscores its effort to ensure that dealings with customers, employees, shareholders and business partners are above reproach.  This is evidenced by the Company's environmental sustainability program with aggressive five-year goals for reducing water usage, improving air quality, reducing waste streams and becoming a leader in the development of renewable energy.

ACQUISITIONS

Proposed Acquisition of TNP.  On July 25, 2004, the Company announced the proposed $1.024 billion acquisition of TNP, including its principal subsidiaries, TNMP and First Choice Power.  The Company expects the proposed TNP acquisition to be accretive to its earnings and free cash flow in the first full year after closing.

TNP is the privately owned holding company of TNMP and First Choice Power.  TNMP provides transmission and distribution services to retail electric providers in Texas' competitive electricity market, composed of approximately 207,000 retail customers in Texas and approximately 49,000 in New Mexico.  First Choice Power is one of the state's retail electric providers with approximately 56,000 retail customers in Texas.

The transaction is subject to customary closing conditions and regulatory approvals, including the NMPRC, the PUCT, the SEC under the PUHCA and the FERC.  No shareholder approval is required for the acquisition.  The Holding Company believes at this time that all conditions precedent to closing, including final resolution of regulatory proceedings, can be met so that closing can occur in the second quarter of 2005.  The Company will lead the integration efforts and implementation of the transition plan that will be executed upon receiving regulatory approvals.  The Company expects to close the proposed TNP acquisition in the second quarter of 2005.

The Company believes that the proposed TNP acquisition is consistent with its strategic plan of balancing stable and predictable revenue streams with prudent and measured growth opportunities.  Upon the consummation of the proposed TNP acquisition, the Company will serve approximately 1.2 million customers, with 725,000 electric customers and 471,000 gas customers.  Of the electric customers, approximately 163,000 will be price-to-beat customers in Texas and 56,000 will be retail customers in Texas.  The Company believes TNMP's utility operations will provide an additional stable source of revenue and cash flow.

The proposed TNP acquisition will strengthen the Company's position as a leading energy provider in the growing Southwest region, providing market, customer and regulatory diversity.  In addition, the Company expects First Choice Power's established retail customer base and operations, when combined with the Company's generation source hedging, financial strength and power-marketing expertise, to present additional potential to improve margins and increase market penetration in Texas.

The combined company is expected to have consolidated revenues of over $2.3 billion and would serve a number of growing communities, including Albuquerque, Santa Fe, and Alamogordo in New Mexico, as well as suburban areas around Dallas-Fort Worth, Houston, and Galveston in Texas. Through First Choice, the Holding Company will also serve customers in communities throughout the ERCOT region.

Under the terms of the agreement, TNP's common shareholders will receive approximately $189.0 million in consideration, consisting of approximately 4.7 million newly issued Holding Company common shares and the remainder being paid in cash, subject to closing adjustments. The existing indebtedness and preferred securities at TNP will be retired. All debt at TNMP will remain outstanding.

Based on the number of common shares outstanding on a fully diluted basis and taking into account additional equity issuances, following the transaction, the Holding Company's shareholders would own 94% of the combined company's common equity, and TNP's shareholders would own 6%.

In order to fund the acquisition and to deleverage TNP, the Holding Company expects to issue between $200.0 million and $250.0 million of common equity, $200.0 million and $250.0 million of equity linked securities, and $100.0 million of long-term debt.  As a result of discussions with the rating agencies pursuant to their ratings evaluation services, the Company believes that the acquisition financing initially proposed will not result in any credit rating changes for the Holding Company or PNM.  The Company continues to work with the ratings agencies to further optimize the equity/equity linked mix and maintain its current ratings.  Of the total of $450.0 million of common equity and equity linked securities, approximately $95.0 million of common stock will be issued to TNP's shareholders, and the Holding Company has executed a Unit Purchase Agreement, the "Agreement", for purposes of this discussion, with an existing shareholder, Cascade, to purchase $100.0 million in equity linked securities. The Holding Company had originally disclosed its intent to issue $100.0 million of debt at eight percent interest. The Holding Company since has entered into a $100.0 million notional floating-to-fixed interest rate swap that effectively locks the interest at 4.97% through November 2009. In addition, the Holding Company achieved a 6.625% interest rate on equity-linked securities to be issued to Cascade.  An additional $100.0 million of equity linked securities will be issued concurrently with the TNP financing to fund the construction of Luna (see "Acquisition of Luna" below).

In September 2004, the Board adopted a resolution approving the terms of the Holding Company's agreement with Cascade, which calls for the Holding Company, upon the request of Cascade and subject to the receipt of any necessary approvals from the SEC, to propose to its shareholders at the 2005 annual meeting an amendment to the Holding Company's Restated Articles of Incorporation.  The amendment would enable the Holding Company to confer upon holders of preferred stock issued under the Agreement, voting as a single class with holders of common stock, the same number of votes to which the number of shares of common stock into which the preferred stock is convertible on all matters other than the election of directors of the Holding Company.  There is a limit on the aggregate amount of preferred stock outstanding with such voting rights.  The limit is such that outstanding preferred stock with such voting rights may be convertible to no more than 12 million shares of common stock.  Shareholder approval is not a condition of the acquisition transaction.

On September 9, 2004, the Holding Company and TNMP filed joint applications with the NMPRC and the PUCT.

The application filed with the NMPRC seeks approval of the acquisition of the stock of TNP by the Holding Company pursuant to the New Mexico Public Utility Act.  The Hearing Examiner has scheduled hearings to commence on March 28, 2005, regarding the merits of the joint application.  The Holding Company has entered into negotiations with New Mexico parties in an effort to develop an agreement that would be presented to state regulators.

The application filed with the PUCT seeks a determination that the acquisition is in the public interest pursuant to the Texas Public Utility Regulatory Act.  The PUCT referred the case to the Texas State Office of Administrative Hearings, which assigned an ALJ.  The PUCT has ruled that the case does not constitute a rate case under Texas law.

On February 3, 2005, the Holding Company announced that it had reached an agreement in Texas that represents a significant next step in the process of completing its acquisition of TNP.  The settlement agreement is between the Holding Company and TNMP, the cities of Dickenson, Lewisville, La Marque, Ft. Stockton and Friendswood, Texas, the Legal and Enforcement Division of the PUCT, the Office of Public Utility Counsel, the Texas Industrial Energy Consumers and the Alliance for Retail Markets.  The settlement agreement outlines terms and conditions necessary for the PUCT to find the acquisition of TNP and its subsidiaries, TNMP and First Choice Power, to be in the public interest.  The Company believes the PUCT will approve the agreement, although no assurances can be given regarding the approval.

Among other issues, the settlement agreement calls for:

  A two-year electric rate freeze that includes a $13 million annual rate reduction in TNMP's retail delivery rates effective May 1, 2005,

  An authorized return on equity of 10.25% on an implied capital structure of 60% debt and 40% equity for certain reporting purposes,

  The use of a 60/40% debt/equity capital structure in TNMP's next base rate case if filed before January 1, 2009, and

  A $6 million synergy savings credit amortized over 24 months effective after the close of the transaction.

On January 28, 2005, EPE filed a motion to intervene and protest with the FERC.  EPE alleged that the Holding Company and TNMP did not provide sufficient analysis to determine if there were anti-competitive effects from the transaction and conditionally requested that the FERC schedule a hearing pending receipt of the analyses EPE alleged is required.  On February 11, 2005, the Holding Company and TNMP filed a joint motion seeking leave to file an answer, attaching the answer which contends that the application contains sufficient information required by the FERC for a transmission only acquisition and that EPE's allegations are speculative and unsubstantiated.  The answer requests denial of the protest and approval of the transaction as requested in the application.  On February 23, 2005, the FERC issued a notice of meeting for March 2, 2005, which includes the application as a matter to be considered.

On February 2, 2005, the Holding Company was notified that the proposed acquisition of TNP had received anti-trust clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 from the Federal Trade Commission.

On February 28, 2005, the Holding Company announced that it reached an agreement in New Mexico that represents another significant step in the process for completing its acquisition of TNP.  The unopposed stipulation was signed by the Holding Company, TNMP, the NMPRC staff, the New Mexico State Attorney General's Office and the New Mexico Industrial Energy Consumers.  The stipulation must be approved by the NMPRC.  Among other issues, the stipulation:

  Provides TNMP's 49,000 electric customers in southern New Mexico with a three-phase rate reduction totaling 15%, beginning January 2006 and ending December 2010.  The rate reduction, which includes TNMP's annual synergy-savings allocation of $380,000, will lower TNMP electric rates by $9.6 million in the first year.

  Allows TNMP an imputed 55/45% debt/equity structure with an assumed rate of return on equity of 10.5%.

  Maintains PNM as the power supplier for TNMP's New Mexico needs through 2010.

  Calls for the integration of TNMP's New Mexico assets into PNM effective January 1, 2007. The companies, however, will maintain separate rates through 2010.

The stipulation also provides resolution on how consolidation savings, or synergy savings, will be allocated among PNM gas and electric customers. According to the stipulation:

  PNM's 413,000 electric customers will receive rate credits totaling $4.6 million or nearly $1.84 million annually over a 30-month period beginning January 2008.

  PNM's 471,000 gas customers will receive $4.3 million in rate credits over the next five years, or $860,000 annually, beginning at the close of the acquisition.

The transaction may be terminated under certain circumstances described in the agreement, including the failure to close by December 31, 2005.

Acquisition of Luna.  On November 12, 2004, the Company purchased a one-third interest in a partially constructed, combined-cycle power plant near Deming, New Mexico, called Luna.  The facility is expected to be completed in summer 2006 and is designed to be capable of producing 570 MW, of which the Company will be entitled to 190 MW.

Two other equal co-purchasers along with the Company paid a combined $40.0 million for Luna and will invest an aggregate of $100.0 million to complete construction.  Construction was suspended in 2002 when the plant was 50% complete.  The Company will manage the plant's construction and operation once completed.  In keeping with the Company's environmental sustainability program and the conditions of Luna's permits, the Company intends to use treated effluent water from the City of Deming to reduce the plant's use of fresh water by one-third and to install a selective catalytic reduction system to dramatically reduce emissions of nitrogen oxide.

The Company also believes that Luna strategically fits well into its portfolio of generation assets because of the facility's location in southern New Mexico, its low capital costs, its efficient heat rate, its anticipated low dispatch costs and its use of clean burning gas technology.  The Company anticipates that the plant will be jointly dispatched as part of PNM's overall generation portfolio.

OVERALL OUTLOOK

Earnings growth in 2004 was primarily due to strong growth in the Company's electric and gas utility, coupled with reduced interest costs from debt refinancing and the positive effect of the gas rate increase, which went into full effect in April 2004.  Other factors that contributed to the increase in earnings during 2004 included lower coal costs, improved coal quality, strong fourth-quarter gas revenues, improved availability of SJGS and continued cost-control measures throughout the Company.  These positive factors more than offset the impact of the retail electric rate reduction that went into effect in September 2003.

Wholesale operating revenues increased $35.1 million, or 6.3%, in 2004 over the prior year period primarily due to additional long-term contract sales and wholesale electric price improvements.  These new contracts support the Company's long-term growth plans and net asset-backed strategy.  In addition, the Company's 2004 short-term sales increased over the prior year period, partially due to an increase in average short-term prices.  Additionally, short-term sales volume increased as more favorable day-ahead market spreads shifted volume from forward sales due to less favorable market spreads between PVNGS and the Mead market hub.  However, wholesale gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, decreased $8.7 million, or 8.3%.  The decrease reflected higher purchase power prices, the effect of less available excess energy resulting from increased electric retail load growth and unplanned outages on certain of the Company's generation facilities.

Operating revenues for Electric decreased $0.9 million, or 0.2%, in 2004 from the prior year.  The decrease in revenues was due to an electric rate reduction, which decreased 2004 revenues by $16.7 million.  The Company reduced its retail rates based on an electric rate agreement that took effect in September 2003; under the agreement, rates will decrease again by 2.5% in September 2005 and remain at that level through 2007.  Retail electricity sales grew 2.4%, to 7.5 million MWh in 2004 compared to 7.3 million MWh in 2003.  Weather-normalized retail electric load growth was 3.3% in 2004.  This volume increase was due to customer growth, which increased revenues by $21.2 million.

Operating revenues for Gas increased $132.7 million, or 37.0%, over the prior year primarily because of higher natural gas prices in 2004 as compared to 2003.  The Company purchases natural gas in the open market and resells it at the same price to its sales-service customers.  As a result, increases or decreases in gas revenues driven by gas costs do not impact the Company's consolidated gross margin or earnings.  In 2004, the Company began using gas swaps to lock in prices for off-system sales.  The gross margin, or operating revenues minus cost of energy sold, increased $17.8 million, or 13.7%, over the prior year.  This increase was due mainly to customer growth, a normal winter heating season during 2004 compared to the first quarter of 2003, and the NMPRC-approved rate increase, partially offset by the decrease in off-system transportation sales described above.

Global Electric Agreement

In October 2002, PNM entered into a Global Electric Agreement wherein it committed as part of a five-year plan to reduce retail electric rates by 6.5% in two phases (a 4% reduction, which became effective on September 1, 2003, and a 2.5% reduction, which will become effective on September 1, 2005).  The Global Electric Agreement was approved by the NMPRC in January 2003.  While beneficial to PNM's retail electric customers, PNM also benefits from the rate certainty the Global Electric Agreement provides through the end of 2007 and several other key components, including:

  The recovery in rates of up to $100.0 million of surface coal mine reclamation costs and coal contract buyout costs through 2020.

  A commitment by PNM to add load-side generation resources (generation built within PNM's service territory) to serve retail load through 2007 if needed to maintain a 15% reserve requirement.

  Benefits from a disciplined approach to the acquisition and financing of merchant plants, which are generating plants not intended to provide retail electric service.  Through December 31, 2009, no NMPRC approval is required for PNM's acquisition of or investment in merchant plants so long as PNM meets certain conditions including the following:

  PNM may not invest more than $1.25 billion in merchant plants (of which $159.9 million has been invested as of December 31, 2004)

  Each of PNM's and the Holding Company's senior debt is rated investment grade by Standard & Poor's, or, in certain circumstances, by either Moody's or Fitch Ratings.

  PNM must spend at least $60.0 million per year in gas and electric utility infrastructure.

  Expedited approval of the financing of merchant plant acquisition or investment, so long as PNM meets certain conditions, including the following:

  Each of PNM's and the Holding Company's senior debt is rated investment grade by S&P or, in certain circumstances, by either Moody's or Fitch Ratings after the financing.

  PNM will maintain a capital structure with no more than 62% debt after the financing.

  The acquisition or investment is financed with at least 50% equity.

  The forward five-year annual average of total merchant plant generating capacity uncommitted to power sales agreements will not exceed 25% and will not exceed 40% in any single year during those five years.

  Continued joint dispatch of PNM's generating resources in both the regulated and wholesale markets.

The Global Electric Agreement also permits PNM at any time to transfer all or any portion of its merchant plants to an affiliate if PNM's debt to capital ratio will not exceed 65% after giving effect to the transfer and S&P confirms that the transfer will not cause PNM's credit rating to fall below investment grade.  Subject to PNM's ability to seek an extension not beyond January 1, 2015, the transfer of all interests in wholesale plants out of PNM must occur by the earlier of January 1, 2010 and a date that is one year after PNM has completed the expenditure of $1.25 billion on merchant plants.

OTHER DEVELOPMENTS

Certain developments affecting the Company, and which could have a more meaningful impact on its operating results in 2005, are as follows:

  On July 24, 2004, the Company entered into an agreement to acquire TNP as discussed above and in Note 20 - "Proposed TNP Acquisition", in the Notes to Consolidated Financial Statements.  The Company expects the proposed TNP acquisition to be accretive to its earnings and free cash flow in the first full year after closing, which is expected in the second quarter of 2005.

  PNM's retail electric rates will decrease again by 2.5% in September 2005 and remain at that level through 2007.

  On June 15, 2004, PNM expanded its long-term power sales with a 10 MW contract with the city of Mesa, Arizona.

In 2005, the Company intends to continue its efforts to expand its wholesale business by building on existing relationships and forming new relationships with long-term contract customers.  The Company expects its 2005 earnings to benefit from a growing retail customer base and growth in its wholesale business.  Other factors that will be critical to achieving earnings goals in 2005 include plant availability, favorable weather, short-term electric prices and cost control.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Consolidated

The Company's net earnings for the year ended December 31, 2004 were $87.8 million, or $1.43 per diluted share of common stock, a 7.8% decrease in net earnings compared to $95.2 million, or $1.58 per diluted share of common stock, in 2003.  This decrease primarily resulted from items that occurred in 2003 that did not recur in 2004.  In 2003, the Company recognized $36.6 million, net of income taxes, as an addition to net income for the cumulative effect of changes in accounting principles for the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") and the change in the pension actuarial valuation measurement date ($0.61 per diluted share of common stock).  This increase to 2003 income was partially offset by the write-off of transition costs of $9.5 million, net of income taxes, or $0.16 per diluted share of common stock, that resulted from the repeal of electric deregulation in New Mexico in 2003, and a charge of $10.0 million, net of income taxes, or $0.17 per diluted share of common stock, for costs related to long-term debt refinancing.

The following discussion is based on the methodology that the Company's management uses for making operating decisions and assessing performance of its various business activities.   As such, these statements report operating results without regard to the effect of accounting or regulatory changes, and similar one-time items not related to normal operations.  See Note 2 - "Segment Information", in the Notes to Consolidated Financial Statements for additional information regarding these results and the consolidated financial statements.

In addition, adjustments related to EITF Issue 02-03 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities" and 03-11 "Reporting Realized Gains and Losses on Derivative Instruments that are subject to FASB statement No. 133 and Not Held for Trading Purposes" are included in Corporate and Other.  These accounting pronouncements require a net presentation of trading gains and losses and realized gains and loss for certain non-trading derivatives.  Management evaluates wholesale operations on a gross presentation basis due to its net-asset-backed marketing strategy.

Corporate costs, income taxes and non-operating items are discussed only on a consolidated basis and are in conformity with the presentation in the consolidated financial statements.

Utility Operations

Electric Retail

The table below sets forth the operating results for Electric.

	Year Ended
	December 31,
	2004	2003	Variance
	(In thousands)
Operating revenues:	$ 540,085	$ 541,011	$ (926)
Less: Cost of energy	212,422	206,011	6,411
Intersegment energy transfer	(42,769)	(34,760)	(8,009)
Gross margin	370,432	369,760	672
Energy production costs	112,942	107,683	5,259
Transmission and distribution O&M	20,454	19,249	1,205
Customer related expense	18,164	15,524	2,640
Administrative and general	3,241	5,362	(2,121)
Total non-fuel O&M	154,801	147,818	6,983
Corporate allocation	63,914	64,099	(185)
Depreciation and amortization	52,214	63,428	(11,214)
Taxes other than income taxes	17,854	17,937	(83)
Income taxes	20,779	20,484	295
Total non-fuel operating expenses	309,562	313,766	(4,204)
Operating income	$ 60,870	$ 55,994	$ 4,876

The following table shows electric revenues by customer class and average customers:

Electric Retail Revenues

	Year Ended
	December 31,
	2004	2003	Variance
	(In thousands)
Residential	$ 206,950	$ 203,710	$ 3,240
Commercial	251,092	252,876	(1,784)
Industrial	61,905	64,549	(2,644)
Other	20,138	19,876	262
	$ 540,085	$ 541,011	$ (926)

Average customers	406,968	396,303	10,665

The following table shows electric sales by customer class:

Electric Retail Sales

	Year Ended
	December 31,
	2004	2003	Variance
	(Megawatt hours)
Residential	2,509,449	2,405,488	103,961
Commercial	3,450,503	3,379,147	71,356
Industrial	1,283,769	1,292,711	(8,942)
Other	253,393	247,255	6,138
	7,497,114	7,324,601	172,513

Operating revenues decreased $0.9 million, or 0.2%, from the prior year.  The decrease in revenues was due to an electric rate reduction under the Global Electric Agreement.  The rate reduction decreased 2004 revenues by $16.7 million.  Under the agreement, rates will decrease again by 2.5% in September 2005 and remain at that level through 2007.  Retail electricity sales grew 2.4%, to 7.5 million MWh in 2004 compared to 7.3 million MWh in 2003.  Weather-normalized retail electric load growth was 3.3% in 2004.  This volume increase was due to customer growth, which increased revenues by $21.2 million.  This volume increase was offset slightly by warmer summer weather in 2003 compared to 2004, which caused a $6.8 million decrease.  Cooling Degree Days for Albuquerque declined 22% to 1,304 during the year ended December 31, 2004 compared to 1,671 during the year ended December 31, 2003.

The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, increased $0.7 million, or 0.2%, over the prior year.  Generation costs decreased by $3.5 million driven by lower fuel costs at SJGS, while purchased power costs increased $5.4 million due to higher prices.  In addition, costs of $5.9 million related to the amortization of certain coal mine reclamation costs as agreed to in the current electric rate agreement were incurred during 2004, an increase of $4.0 million compared to 2003.  These costs are amortized over 17 years.

Total non-fuel O&M expenses increased $7.0 million, or 4.7%, over the prior year.  Energy production costs increased $5.3 million, or 4.9%, primarily due to increased plant maintenance costs of $4.3 million for planned and unplanned outages in 2004.  Customer-related expense increased $2.6 million, or 17.0%, as a result of favorable collection outcomes in 2003.  Transmission and distribution O&M expense increased $1.2 million, or 6.3%, primarily due to increased labor and outside services costs.  Administrative and general expense decreased $2.1 million, or 39.6%, primarily due to lower paid-time-off and insurance expenses.

Depreciation and amortization decreased $11.2 million, or 17.7%.  This reduction was primarily attributable to a decrease in depreciation rates to align depreciation expenses with NMPRC approved rates based on a new five-year depreciation study, which decreased depreciation expense by $8.2 million year over year.  Additionally, depreciation decreased $3.0 million due to the Company's billing system being fully depreciated at the end of 2003.  The Company expects to see depreciation rise going forward as a result of increased investment in new information technology platforms.

Gas

The table below sets forth the operating results for Gas.

	Year Ended
	December 31,
	2004	2003	Variance
	(In thousands)
Operating revenues	$ 490,921	$ 358,267	$ 132,654
Less: Cost of energy	343,219	228,345	114,874
Gross margin	147,702	129,922	17,780
Energy production costs	2,338	1,930	408
Transmission and distribution O&M	28,006	29,515	(1,509)
Customer related expense	19,283	16,832	2,451
Administrative and general	1,648	2,040	(392)
Total non-fuel O&M	51,275	50,317	958
Corporate allocation	38,725	39,930	(1,205)
Depreciation and amortization	18,894	22,186	(3,292)
Taxes other than income taxes	7,412	6,886	526
Income taxes	8,063	(1,110)	9,173
Total non-fuel operating expenses	124,369	118,209	6,160
Operating income	$ 23,333	$ 11,713	$ 11,620

The following table shows gas revenues by customer and average customers:

Gas Revenues

	Year Ended
	December 31,
	2004	2003	Variance
	(In thousands)
Residential	$292,163	$226,799	$65,364
Commercial	92,128	72,269	19,859
Industrial	2,889	2,820	69
Transportation*	15,274	18,906	(3,632)
Other	88,467	37,473	50,994
	$490,921	$358,267	$132,654

Average customers	461,399	452,328	9,071

*Customer-owned gas.

The following table shows gas throughput by customer class:

Gas Throughput

	Year Ended
	December 31,
	2004	2003	Variance
	(Thousands of decatherms)
Residential	30,618	27,416	3,202
Commercial	11,639	10,810	829
Industrial	413	485	(72)
Transportation*	43,208	50,756	(7,548)
Other	13,871	5,510	8,361
	99,749	94,977	4,772

*Customer-owned gas.

Operating revenues increased $132.7 million, or 37.0%, over the prior year primarily because of higher natural gas prices in 2004 as compared to 2003 and the rate increase discussed below.  The Company purchases natural gas in the open market and resells it at the same price to its sales-service customers.  As a result, increases or decreases in gas revenues driven by gas costs do not impact the Company's consolidated gross margin or earnings.  In 2004, off-system sales revenues increased $47.7 million due to the revision of an interstate transportation contract and improved conditions in the gas market.  Total gas sales volumes increased 5.0%, resulting from off-system sales and customer growth of 2.0%; customer growth increased revenues $2.7 million over the prior year.  A normal early winter season compared to a warmer 2003 increased revenues $3.0 million.  In addition, revenues grew $11.4 million due to a cost of service rate increase granted by the NMPRC in January 2004.  The rate increase is expected to increase gas revenues by approximately $22.0 million annually; however, implementation of the residential increase was delayed until April 2004.  The increase in operating revenues was partially offset by a decrease in off-system transportation of $5.4 million due to lower price differences between the San Juan and Permian basins.

The gross margin, or operating revenues minus cost of energy sold, increased $17.8 million, or 13.7%, over the prior year.  This increase was due mainly to customer growth, a normal winter heating season during the first quarter 2004 compared to the first quarter of 2003, and the NMPRC-approved rate increase, partially offset by the decrease in off-system transportation sales described above.

Total non-fuel O&M expenses increased $1.0 million, or 1.9%, over the prior year.  Customer-related expense increased $2.5 million, or 14.6%, primarily due to an improvement in collection rates in 2003 that was maintained in 2004. Transmission and distribution O&M expense decreased $1.5 million primarily due to a reduction in payroll costs from a Company reorganization.  Administrative and general expense decreased $0.4 million due primarily to a $1.3 million decrease in paid-time-off expense, offset in part by increased insurance expense of $0.5 million and increased capital activity in 2004.

Depreciation and amortization decreased $3.3 million, or 14.8%, primarily due to the Company's customer billing system being fully depreciated at the end of 2003.  The Company expects to see depreciation rise going forward as a result of increased investment in new information technology platforms and other capital spending.

Transmission

The table below sets forth the operating results for Transmission.

	Year Ended
	December 31,
	2004	2003	Variance
	(In thousands)
Operating revenues:
External customers	$ 18,327	$ 19,453	$ (1,126)
Intersegment revenues	33,024	32,499	525
Total revenues	51,351	51,952	(601)
Less: Cost of energy	7,119	4,255	2,864
Gross margin	44,232	47,697	(3,465)
Energy production costs	906	1,051	(145)
Transmission O&M	10,906	12,347	(1,441)
Customer related expense	26	19	7
Administrative and general	1,399	1,610	(211)
Total non-fuel O&M	13,237	15,027	(1,790)
Corporate allocation	5,906	5,275	631
Depreciation and amortization	10,836	10,104	732
Taxes other than income taxes	2,470	2,583	(113)
Income taxes	2,362	3,224	(862)
Total non-fuel operating expenses	34,811	36,213	(1,402)
Operating income	$ 9,421	$ 11,484	$ (2,063)

The gross margin, or operating revenues minus cost of energy sold, decreased $3.5 million, or 7.3%, compared to the prior year primarily due to lower third-party sales of available transmission from decreased demand caused by warmer weather in 2003 compared to 2004 and pricing competition.  Cost of energy represents purchased transmission to support transmission offerings.

Total non-fuel O&M expenses decreased $1.8 million, or 11.9%, from the prior year as a result of lower transmission O&M, which decreased $1.4 million, or 11.7%, primarily due to a decrease in operating lease costs of $1.1 million for a transmission line, a portion of which was purchased in April 2003 and decreased maintenance costs of $0.3 million in 2004.  Administrative and general costs decreased $0.2 million primarily due to lower regulatory commission expenses and outside service costs as the Company was in the process of filing for a gas rate change in 2003.

Wholesale

The table below sets forth the operating results for Wholesale.

	Year Ended
	December 31,
	2004	2003	Variance
	(In thousands)
Operating revenues:
External sales	$ 588,243	$ 551,625	$ 36,618
Intersegment sales	-	1,535	(1,535)
Total revenues	588,243	553,160	35,083
Less: Cost of energy	449,059	413,089	35,970
Intersegment energy transfer	42,769	34,760	8,009
Gross margin	96,415	105,311	(8,896)
Energy production costs	29,967	29,919	48
Transmission and distribution O&M	81	59	22
Customer related expense	1,049	711	338
Administrative and general	7,255	8,390	(1,135)
Total non-fuel O&M	38,352	39,079	(727)
Corporate allocation	4,557	5,590	(1,033)
Depreciation and amortization	14,809	14,230	579
Taxes other than income taxes	3,533	3,263	270
Income taxes	8,537	10,922	(2,385)
Total non-fuel operating expenses	69,788	73,084	(3,296)
Operating income	$ 26,627	$ 32,227	$ (5,600)

The following table shows revenues by customer class:

Wholesale Revenues

	Year Ended
	December 31,
	2004	2003	Variance
	(In thousands)
Long-term contracts	$ 158,085	$135,674	$ 22,411
Forward sales*	158,987	166,498	(7,511)
Short-term sales	271,171	249,453	21,718
Intersegment sales	-	1,535	(1,535)
	$ 588,243	$553,160	$ 35,083

*Includes mark-to-market gains/(losses).

The following table shows sales by customer class:

Wholesale Sales

	Year Ended
	December 31,
	2004	2003	Variance
	(Megawatt hours)
Long-term contracts	2,943,372	2,469,707	473,665
Forward sales	2,999,226	3,597,325	(598,099)
Short-term sales	6,057,946	5,834,972	222,974
	12,000,544	11,902,004	98,540

Operating revenues increased $35.1 million or 6.3% over the prior year.  This increase in wholesale electric sales primarily reflects additional long-term contract sales and wholesale electric price improvements in forward and short-term prices.  New long-term contracts added 437,446 MWhs, or $21.0 million in revenues, slightly offset by a decrease in certain existing contract sales prices of $3.3 million due largely to a price reduction for sales to Kirtland Air Force Base.  These contracts support the Company's long-term growth plans and net asset-backed strategy.  In addition, the Company's short-term sales increased $21.7 million, or 8.7%, compared to the prior year period, partially due to an increase in average short-term prices of 4.4%.  Additionally, short-term sales volume increased 3.8% as more favorable day-ahead market spreads shifted volume from forward sales, which decreased 16.6%.  Forward sales decreased $7.5 million or 4.5% due to less favorable energy purchase-to-sale market spreads between PVNGS and the Mead market hub.

The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, decreased $8.9 million, or 8.4%, from the prior year.  Forward sales margin decreased $1.9 million reflecting higher purchase prices, partially offset by higher sale prices.  Short-term sales margin decreased $13.7 million primarily due to the effect of higher purchase costs and less available excess energy resulting from increased electric retail load growth and unplanned outages on certain of the Company's generation facilities, partially offset by higher sales volumes and higher market prices.  Average forward and short-term market purchase prices increased 10.7% over the prior year while average forward and short-term market sale prices increased 4.4% over the prior year.  The Company had an unfavorable change in the unrealized mark-to-market position of $1.7 million from the prior year ($1.8 million gain in 2004 versus $3.5 million gain in 2003), reflecting depressed pricing caused by cooler weather.  Long-term contracts margin increased $6.8 million due to additional long-term sales under new and existing contracts.  In addition, the long-term margin increase included $6.1 million from sales of pollution credits.

Total non-fuel O&M decreased $0.7 million, or 1.8%, from the prior year.  Administrative and general decreased $1.1 million, or 13.4%, due to transportation costs of $1.0 million recognized in 2003 for turbines that were placed in storage, which did not recur in 2004.

Corporate and Other

Corporate administrative and general expenses, which represent costs that are driven primarily by corporate-level activities, is allocated to the business segments and is presented in the corporate allocation line item in the segment statements.  These costs decreased $1.8 million, or 1.6%, from the prior year to $113.7 million.  The decrease in these costs was due to a net decrease in pension and benefit costs of $1.6 million due to decreased pension and benefit expenses of $11.5 million, resulting from higher returns on pension plan assets and lower retiree medical cost projections.  The decrease was partially offset by increased 401(k) and benefit costs of $9.9 million.

Taxes other than income increased $2.7 million due to the 2003 favorable resolution of tax issues of $2.4 million and increased social security taxes due to overall higher payroll costs.

Consolidated

Other Income and Deductions

Other income decreased $4.6 million, or 8.8%, from the prior year due to decreased tax credits of $2.4 million, and a decrease in the equity component of AFUDC of $1.3 million.  Additionally, other income decreased due to favorable 2003 customer settlements of $0.8 million, which did not recur in 2004.

Other deductions decreased $38.0 million from the prior year primarily due to a charge of $16.7 million in 2003 for the write-off of transition costs due to the repeal of deregulation in New Mexico and a charge of $16.6 million in 2003 for costs related to long-term debt refinancing (see "Financing Activities" below).

Interest Expense

Interest expense decreased $14.8 million, or 22.4%, over the prior year due to debt refinancing, including SUNs and PCBs, and lower short-term debt balances, which decreased interest costs $10.1 million.  Additionally, the Company had lower borrowing levels in 2004, which reduced interest expense by $2.6 million, and a favorable interest rate swap which further reduced interest expense by $2.1 million.

Income Taxes

The Company's consolidated income tax expense was $49.2 million for the year ended December 31, 2004, compared to $27.9 million for the prior year before the cumulative effect of a change in accounting principles.  The increase was due to the impact of higher pre-tax earnings.  The Company's effective income tax rates for the years ended December 31, 2004 and 2003 were 35.81% and 32.05%, respectively.  The increase in the effective tax rate, year-over-year, was due to a decrease in permanent tax differences, resulting from AFUDC and certain tax credits in 2003.

Cumulative Effect of a Change in Accounting Principle

Effective January 1, 2003, the Company adopted SFAS 143.  The effect of the initial application of the new standard is reported as a cumulative effect of a change in accounting principle.  As a result, the Company recorded income, net of income taxes, of approximately $37.4 million, or $0.62 per diluted common share, representing amounts expensed in prior years for its asset retirement obligations in excess of the actual legal obligations as established under the new accounting standard.

In 2003, the Company changed its valuation date for its pension and post retirement benefits plans from September 30 to December 31 to better reflect the actual plan balances as of the Company's year end balance sheet date.  The effect of the change in the pension plans' valuation date is reported as a cumulative effect of a change in accounting principle.  The Company recorded additional expense, net of income taxes, of approximately $0.8 million, or $0.01 per diluted common share reflecting the effect of changing the valuation date.

 YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Consolidated

The Company's net earnings for the year ended December 31, 2003 were $95.2 million or $1.58 per diluted share of common stock, a 49.5% increase in net earnings compared to $63.7 million or $1.07 per diluted share of common stock in 2002.  This increase primarily reflects the cumulative effect of a change in accounting principle for the adoption of SFAS 143 of $37.4 million, net of income taxes, and improved operating performance.  This increase was partially offset by the write-off of transition costs of $9.5 million, net of income taxes, that resulted from the repeal of electric deregulation in New Mexico in the first quarter of 2003 and a charge of $10.0 million, net of income taxes, for costs related to long-term debt refinancing.

The following discussion is based on the methodology that the Company's management uses for making operating decisions and assessing performance of its various business activities.   As such, these statements report operating results without regard to the effect of accounting or regulatory changes, and similar one-time items not related to normal operations.  See Note 2 - "Segment Information", in the Notes to Consolidated Financial Statements for additional information regarding these results and the consolidated financial statements.

In addition, adjustments related to EITF Issue 02-03 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities" and 03-11 "Reporting Realized Gains and Losses on Derivative Instruments that are subject to FASB statement No. 133 and Not Held for Trading Purposes" are included in Corporate and Other.  These accounting pronouncements require a net presentation of trading gains and losses and realized gains and loss for certain non-trading derivatives.  Management evaluates wholesale operations on a gross presentation basis due to its net-asset-backed marketing strategy.

Corporate costs, income taxes and non-operating items are discussed only on a consolidated basis and are in conformity with the presentation in the consolidated financial statements.

Electric Retail

The table below sets forth the operating results for Electric.

	Year Ended
	December 31,
	2003	2002	Variance
	(In thousands)
Operating revenues:	$ 541,011	$ 546,939	$ (5,928)
Less: Cost of energy	206,011	194,138	11,873
Intersegment energy transfer	(34,760)	(29,155)	(5,605)
Gross margin	369,760	381,956	(12,196)
Energy production costs	107,683	113,257	(5,574)
Distribution O&M	19,249	19,987	(738)
Customer related expense	15,524	17,372	(1,848)
Administrative and general	5,362	5,408	(46)
Total non-fuel O&M	147,818	156,024	(8,206)
Corporate allocation	64,099	52,878	11,221
Depreciation and amortization	63,428	59,654	3,774
Taxes other than income taxes	17,937	18,251	(314)
Income taxes	20,484	26,779	(6,295)
Total non-fuel operating expenses	313,766	313,586	180
Operating income	$ 55,994	$ 68,370	$ (12,376)

The following table shows electric revenues by customer class and average customers:

Electric Retail Revenues

	Year Ended
	December 31,
	2003	2002	Variance
	(In thousands)
Residential	$ 203,710	$ 197,174	$ 6,536
Commercial	252,876	247,800	5,076
Industrial	64,549	82,009	(17,460)
Other	19,876	19,956	(80)
	$ 541,011	$546,939	$ (5,928)

Average customers	396,303	384,478	11,825

The following table shows electric sales by customer class:

Electric Retail Sales

	Year Ended
	December 31,
	2003	2002	Variance
	(Megawatt hours)
Residential	2,405,488	2,298,542	106,946
Commercial	3,379,147	3,254,576	124,571
Industrial	1,292,711	1,612,723	(320,012)
Other	247,255	267,070	(19,815)
	7,324,601	7,432,911	(108,310)

Operating revenues decreased $5.9 million, or 1.1%, over the prior year primarily due to the transfer of a significant customer from retail to wholesale electric rates in the first quarter of 2003 and a 4% retail electric rate reduction, which became effective in September 2003.  Rates will decrease again by 2.5% in September 2005 and remain at that level through 2007.  The customer transfer reduced retail revenues $17.1 million.  The rate reduction resulted in a decrease in revenues of approximately $6.9 million. These decreases were partially offset by average customer growth of approximately 3.1%.  After adjusting 2002 MWh sales for the transfer of the significant customer from retail to wholesale for comparative purposes, retail electric MWh sales increased due to customer growth.

The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, decreased $12.2 million, or 3.2%, over the prior year.  This decrease was due primarily to the rate decrease, an increase in cost of energy due to outages at PVNGS Unit 2 during the fourth quarter of 2003 for a steam-generator replacement project, and the customer transfer described above.  These decreases were partially offset by customer growth and lower cost of generation.

Total non-fuel O&M expenses decreased $8.2 million, or 5.3%, over the prior year.  Energy production costs decreased $5.6 million, or 4.9%, primarily due to 2002 outages at Four Corners and Reeves Station, which did not recur in 2003, for $1.3 million and $1.0 million, respectively and reduced PVNGS plant maintenance costs of $0.5 million due to increased capitalized expenditures related to the steam-generator replacement project.  Customer-related expense decreased $1.8 million, or 10.6%, due to decreased bad debt expense as a result of continued collection efforts and the favorable outcome of a customer bankruptcy proceeding.  Depreciation and amortization increased $3.8 million, or 6.3%, due to a higher depreciable plant base for new service delivery.  In addition, lower energy production costs related to decreased decommissioning expenses of $2.7 million were mostly offset by an increase in depreciation expense of $2.2 million for the change in accounting for costs related to asset retirement obligations as required by SFAS 143.

Gas

The table below sets forth the operating results for Gas.

	Year Ended
	December 31,
	2003	2002	Variance
	(In thousands)
Operating revenues	$ 358,267	$ 277,406	$ 80,861
Less: Cost of energy	228,345	144,333	84,012
Gross margin	129,922	133,073	(3,151)
Energy production costs	1,930	1,937	(7)
Transmission and distribution O&M	29,515	29,306	209
Customer related expense	16,832	16,607	225
Administrative and general	2,040	2,943	(903)
Total non-fuel O&M	50,317	50,793	(476)
Corporate allocation	39,930	33,516	6,414
Depreciation and amortization	22,186	20,673	1,513
Taxes other than income taxes	6,886	7,716	(830)
Income taxes	(1,110)	2,703	(3,813)
Total non-fuel operating expenses	118,209	115,401	2,808
Operating income	$ 11,713	$ 17,672	$ (5,959)

The following table shows gas revenues by customer and average customers:

Gas Revenues

	Year Ended
	December 31,
	2003	2002	Variance
	(In thousands)
Residential	$226,799	$176,284	$ 50,515
Commercial	72,269	53,734	18,535
Industrial	2,820	2,872	(52)
Transportation*	18,906	17,735	1,171
Other	37,473	26,781	10,692
	$358,267	$277,406	$ 80,861

Average customers	452,328	443,396	8,932

*Customer-owned gas.

The following table shows gas throughput by customer class:

Gas Throughput

	Year Ended
	December 31,
	2003	2002	Variance
	(Thousands of decatherms)
Residential	27,416	29,627	(2,211)
Commercial	10,810	12,009	(1,199)
Industrial	485	749	(264)
Transportation*	50,756	44,889	5,867
Other	5,510	4,807	703
	94,977	92,081	2,896

*Customer-owned gas.

Operating revenues increased $80.9 million, or 29.2%, over the prior year to $358.3 million, primarily because of higher natural gas prices in 2003 as compared to 2002  The gross margin, or operating revenues minus cost of energy sold, decreased $3.2 million, or 2.4%, over the prior year.  This decrease is due mainly to the expiration in January 2003 of a rate rider for the recovery of certain costs of $4.1 million.  The rate rider decrease was offset by an increase in volume.  Transportation throughput increased by 5.9 million decatherms, or 13.1% driven by gas pipe line extensions, increasing off-system sales.  Despite customer growth of 2.0%, volume from other customers decreased 3.0 million decatherms, or 6.3%, caused by warmer weather in 2003.

Total non-fuel O&M expenses decreased $0.5 million, or 0.9%, over the prior year.  Administrative and general costs decreased $0.9 million, or 30.7%, primarily due to lower consulting costs of $1.0 million.  Depreciation and amortization increased $1.5 million or 7.3% due to a higher depreciable plant base for new service delivery and transportation gas line extensions.  Taxes other than income taxes decreased $0.8 million or 10.8% due to a decrease in property tax of $0.2 million as a result of a change in assessed values and a decrease in NMPRC supervision and lower inspection fees of $0.6 million.

Transmission

The table below sets forth the operating results for Transmission.

	Year Ended
	December 31,
	2003	2002	Variance
	(In thousands)
Operating revenues:
External customers	$ 19,453	$ 23,150	$ (3,697)
Intersegment revenues	32,499	31,950	549
Total revenues	51,952	55,100	(3,148)
Less: Cost of energy	4,255	3,888	367
Gross margin	47,697	51,212	(3,515)
Energy production costs	1,051	690	361
Transmission O&M	12,347	14,531	(2,184)
Customer related expense	19	9	10
Administrative and general	1,610	2,216	(606)
Total non-fuel O&M	15,027	17,446	(2,419)
Corporate allocation	5,275	4,703	572
Depreciation and amortization	10,104	8,741	1,363
Taxes other than income taxes	2,583	2,464	119
Income taxes	3,224	4,699	(1,475)
Total non-fuel operating expenses	36,213	38,053	(1,840)
Operating income	$ 11,484	$ 13,159	$ (1,675)

Operating revenues decreased $3.1 million, or 5.7%, over the prior year primarily due to lower demand for wheeling of $7.4 million to California from Arizona as a result of lower demand in the California market, partially offset by increased demand for wheeling in New Mexico of $1.7 million and $2.3 million in new 2003 contract revenue.  This contract was not renewed for 2004.  Cost of energy represents purchased transmission to support transmission offerings.  This cost and the resulting gross margin do not fully represent cost of services as these purchases are incidental to the services provided.

Total non-fuel O&M expenses decreased $2.4 million, or 13.9%, over the prior year.  Transmission O&M decreased $2.2 million, or 15.0%, due to a decrease in lease costs of $3.3 million for the EIP transmission line, a portion of which was repurchased in April 2003, offset by increased maintenance costs incurred for reliability purposes.  Depreciation and amortization increased $1.4 million, or 15.6%, primarily due to the purchase of additional transmission lines.

Wholesale

The table below sets forth the operating results for Wholesale.

	Year Ended
	December 31,
	2003	2002	Variance
	(In thousands)
Operating revenues:
External sales	$ 551,625	$ 343,780	$ 207,845
Intersegment sales	1,535	-	1,535
Total revenues	553,160	343,780	209,380
Less: Cost of energy	413,089	262,517	150,572
Intersegment energy transfer	34,760	29,155	5,605
Gross margin	105,311	52,108	53,203
Energy production costs	29,919	32,507	(2,588)
Transmission and distribution O&M	59	45	14
Customer related expense	711	754	(43)
Administrative and general	8,390	3,199	5,191
Total non-fuel O&M	39,079	36,505	2,574
Corporate allocation	5,590	4,023	1,567
Depreciation and amortization	14,230	8,808	5,422
Taxes other than income taxes	3,263	2,619	644
Income taxes	10,922	(3,245)	14,167
Total non-fuel operating expenses	73,084	48,710	24,374
Operating income	$ 32,227	$ 3,398	$ 28,829

The following table shows revenues by customer class:

Wholesale Revenues

	Year Ended
	December 31,
	2003	2002	Variance
	(In thousands)
Long-term contracts	$135,674	$ 58,546	$ 77,128
Forward sales*	166,498	77,560	88,938
Short-term sales	249,453	207,674	41,779
Intersegment sales	1,535	-	1,535
	$553,160	$343,780	$209,380

*Includes mark-to-market gains/(losses).

The following table shows sales by customer class:

Wholesale Sales

	Year Ended
	December 31,
	2003	2002	Variance
	(Megawatt hours)
Long-term contracts	2,469,707	844,169	1,625,538
Forward sales	3,597,325	1,336,745	2,260,580
Short-term sales	5,834,972	7,269,240	(1,434,268)
	11,902,004	9,450,154	2,451,850

Operating revenues increased $209.4 million, or 60.9%, over the prior year to $553.2 million.  This increase in wholesale electric sales primarily reflects additional long-term contract sales and more stable wholesale market conditions.  The Company sold wholesale (bulk) power of 11.9 million MWh of electricity for the year ended December 31, 2003, compared to 9.5 million MWh for 2002.

The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, increased $53.2 million, over the prior year.  A higher gross margin was achieved primarily by additional long-term sales under new and existing contracts, a return to more stable market prices and improved market liquidity.  The addition of 273 MW of long-term contracts added $37.4 million, or 72.9%, of the total gross margin increase for the year.  In December 2003 and January 2004, the Company added an additional 57 MW of long-term contracts.  In addition, long-term contract margin increased due to the transfer of a significant customer from retail to wholesale.  Forward sales margin increased $14.3 million, or 27.9%, of the total gross margin increase reflecting higher prices.  The average price realized by the Company on its forward sales was $46 per MWh in 2003, compared to $37 per MWh in 2002.  Liquidity returning to the market helped drive improvement of forward sales, as the Company had velocity of 1.9 vs. 1.6 a year ago.  Short-term sales margin decreased $0.4 million, or 0.8%, of total gross margin due to lower volume from retail growth, increased long-term sales contracts and fewer available resources caused by a significant outage schedule in 2003, mostly offset by higher prices.  The average price realized by the Company on its short-term sales was $42 per MWh in 2003, compared to $29 per MWh in 2002.  Overall open market sales (forward and short-term sales) averaged $44 per MWh in 2003 versus $33 per MWh in 2002.  This increase was partially offset by increased purchased power costs resulting from the 2003 outage schedule, which reduced availability of generation for wholesale sales.  In addition, the Company had to buy power in the open market at higher prices to cover its contractual obligations, which resulted in increased purchased power costs of $20.5 million.  The Company had a favorable change in the unrealized mark-to-market position of the forward sales portfolio of $1.0 million period-over-period ($3.5 million gain in 2003 versus $2.5 million gain in 2002).

Total non-fuel O&M expenses increased $2.6 million, or 7.1%, over the prior year.  Energy production costs decreased $2.6 million, or 8.0%, primarily due to decreased decommissioning costs of $3.1 million and prior period, non-recurring engineering costs of $4.0 million related to the start-up of the Afton plant.  These cost decreases were offset by increases of $2.3 million for the operation of the new Afton and Lordsburg gas fired facilities and $1.8 million due to increased PVNGS Unit 3 outages.  Administrative and general costs increased $5.2 million or 162.3% primarily due to transportation and storage costs of $1.2 million turbines that will be utilized in future construction for merchant plant growth and increased pension and benefits costs of $4.0 million at SJGS and PVNGS.  Depreciation and amortization increased $5.4 million or 61.6% primarily due to the addition of Lordsburg and Afton, which added $3.6 million of depreciation expense and an increase of $1.6 million for the change in accounting for asset retirement obligations as required by SFAS 143.  Taxes other than income taxes increased $0.6 million or 24.6% primarily due to increased property taxes from the addition of Afton and Lordsburg.

Corporate and Other

Corporate administrative and general expenses, which represent costs that are driven primarily by corporate-level activities, is allocated to the business segments and is presented in the corporate allocation line item in the segment statements.  These costs increased $19.7 million over the prior year to $115.5 million.  This increase was due to increased pension and benefits expense of $17.9 million, resulting from lower prior-year returns on pension investments and increasing healthcare costs.  Consulting expenses increased $1.5 million primarily for Sarbanes-Oxley Act compliance and other strategic corporate initiatives.

Taxes other than income decreased $2.5 million, or 79.6%, over the prior year due to the favorable resolution of certain outstanding tax issues and a decrease in social security taxes from lower payroll costs.

Consolidated

Other Income and Deductions

Other income increased $4.3 million, or 9.0%, over the prior year reflecting higher year-over-year returns on investments of $6.3 million, and an increase in the equity component of AFUDC of $2.6 million.  These increases were offset by decreased interest income of $4.5 million due to the redemption of short-term investments early in 2003.  Cash from the redemption of these investments was primarily used for the Company's retirement of the EIP long-term debt, debt refinancing, repayment of short-term debt and pension funding (see "Liquidity" below).

Other deductions increased $33.8 million over the prior year primarily due to a charge of $16.7 million in 2003 for the write-off of transition costs due to the repeal of deregulation in New Mexico and a charge of $16.6 million for costs related to long-term debt refinancing (see "Financing Activities" below).

Interest Expense

Interest expense increased $4.8 million, or 7.8%, over the prior year primarily due to decreased capitalized interest of $3.9 million from the completion of the Afton and Lordsburg gas-fired plants in southern New Mexico.  Higher average short term borrowing levels also contributed to the increase.

Income Taxes

The Company's consolidated income tax expense before the cumulative effect of a change in accounting principle was $27.9 million for the year ended December 31, 2003, compared to $33.0 million for the prior year.  The decrease was due to the impact of lower pre-tax earnings.  The Company's effective income tax rates for the years ended December 31, 2003 and 2002 were 32.05% and 33.95%, respectively.  The decrease in the effective tax rate, year-over-year, was due to an increase in permanent tax differences, resulting from AFUDC and research and development credits in 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to select and apply accounting policies that best provide the framework to report the Company's results of operations and financial position.  The selection and application of those policies require management to make difficult subjective or complex judgments concerning reported amounts of revenue and expenses during the reporting period and the reported amounts of assets and liabilities at the date of the financial statements.  As a result, there exists the likelihood that materially different amounts would be reported under different conditions or using different assumptions.  Management has identified the following accounting policies that it deems critical to the portrayal of the Company's financial condition and results and that involve significant subjectivity.  Management believes that its selection and application of these policies best represent the operating results and financial position of the Company.  The following discussion provides information on the processes utilized by management in making judgments and assumptions as they apply to its critical accounting policies.

Revenue Recognition

Operating revenues are recorded as services are rendered to customers.  The Company's Utility Operations records unbilled revenues representing management's assessment of the estimated amount customers will be billed for services rendered between the meter-reading dates in a particular month and the end of that month.  Management estimates unbilled revenues based on sales recorded in the billing system, taking into account weather impacts.  The method is consistent with the approach to normalization employed for rate case billing determinants and the load forecast.  The unbilled revenues estimate is reversed in the following month.  To the extent the estimated amount differs from the amount subsequently billed, revenues will be affected.  At December 31, 2004 and 2003, unbilled revenues in the consolidated balance sheet included estimates of $77.1 and $58.6 million, respectively, from the Company's Utility Operations.

Regulatory Assets and Liabilities

The Company is subject to the provisions of SFAS No. 71, as amended, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71").  Accordingly, the Company has recorded assets and liabilities on its balance sheet resulting from the effects of the ratemaking process, which would not be recorded under GAAP for non-regulated entities.  Regulatory assets represent incurred costs that have been deferred because they are probable of future recovery in customer rates.  Regulatory liabilities generally represent probable future reductions in revenue or refunds to customers.  The Company's continued ability to meet the criteria for application of SFAS 71 may be affected in the future by competitive forces and restructuring in the electric industry.  In the event that SFAS 71 no longer applied to all, or a separable portion, of Company's operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism is provided.

Substantially all of the Company's regulatory assets and regulatory liabilities are reflected in rates charged to retail customers or have been addressed in a regulatory proceeding.  To the extent that the Company concludes that the recovery of a regulatory asset is no longer probable due to regulatory treatment, the effects of competition or other factors, the amount would be recorded as a charge to earnings as recovery is no longer probable.  The Company regularly assesses whether its regulatory assets are probable of future recovery by considering factors such as applicable regulatory environment changes, recent rate orders to other regulated entities in the same jurisdiction, anticipated future regulatory decisions and their impact, developments in the ratemaking process and the ability to recover costs.

As the Company's electric rates are fixed, the opportunity to recover increased costs and the costs of new investment in facilities through rates is limited through 2007 due to the rate-freeze.  As a result, the Company defers certain costs based on its expectation that it will recover these costs in future rate cases.  If future recovery of these costs ceases to be probable, the Company would be required to record a charge in current period earnings for the portion of the costs that were not recoverable.

Asset Impairment

The Company evaluates its tangible long-lived assets for impairment whenever indicators of impairment exist pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").  These potential impairment indicators include management's assessment of fluctuating market conditions as a result of industry deregulation; planned and scheduled customer purchase commitments; future market penetration; fluctuating market prices resulting from factors including changing fuel costs and other economic conditions; weather patterns; and other market trends.  Accounting rules require that if the sum of the undiscounted expected future cash flows from a company's asset (excluding interest charges that will be recognized as expenses when incurred) is less than the carrying value of the asset, an asset impairment must be recognized in the financial statements.  The amount of impairment recognized is the difference between the fair value of the asset and the carrying value of the asset.  The Company determined that no triggering events occurred during the period for its generation assets.

The Company has three turbines, which are currently in storage, with a combined carrying value of approximately $79.1 million.  The Company believes that it will be able to place two of the turbines in service and recover the costs of these two turbines in rates.  The Company analyzed the remaining turbine for impairment and concluded no impairment existed based on the Company's plans for its use.  The carrying amount of this turbine at December 31, 2004 was $16.5 million.  The Company expects to begin construction utilizing this turbine over the next several years.  If the Company were unable to realize these plans, the Company would be forced to recognize a loss with respect to the carrying value of the turbine depending on prevailing market conditions.  The Company will continue to analyze the turbine for impairment in accordance with SFAS 144.

Pension Plan

The Company and its subsidiaries maintain a qualified defined benefit pension plan that covers eligible non-union and union employees including officers.  The pension plan was frozen at the end of 1997 with regard to new participants, salary levels and benefits.  The Company's policy is to fund actuarially-determined contributions.

In 2003, the Company changed the actuarial valuation measurement date for the pension plan and other postretirement benefits from September 30 to December 31 to better reflect the actual pension balances as of the Company's balance sheet dates and recognized a cumulative effect of a change in accounting principle decreasing earnings by $0.8 million, net of income tax benefit of $0.5 million.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a prescription drug benefit under Medicare, named Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.   On July 19, 2004, the Company's Board approved a resolution amending its retiree healthcare plan in response to Medicare Part D.  The effect of this change was to reduce expenses by $1.6 million for 2004.

The Company's income for its pension plan was approximately $1.3 million for the year ended December 31, 2004, and was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on the pension plan assets of 9.0%.  In developing the expected long-term rate of return assumption, the Company evaluated input from its actuaries and its investment consultant, including their review of asset class return expectations as well as long-term inflation assumptions. This long-term rate of return assumption compares to the historical 10-year annualized return of 11.1% through the end of December 2004. The expected long-term rate of return on the pension plan assets is based on an asset allocation assumption of 58% with equity managers, 22% with fixed income managers, and 20% with alternative investments that are primarily real estate, private equity, and absolute return strategies.  The pension plan's actual asset allocation as of December 31, 2004 was 60% with equity managers, 23% with fixed income managers, and 17% with alternative investments. The Company reviews the actual asset allocation and periodically rebalances the asset allocation to the targeted allocation. The Company continues to believe that 9.0% is a reasonable long-term rate of return on the pension plan's assets.  The Company will continue to evaluate its actuarial assumptions, including expected rate of return, at least annually, and will adjust as necessary.

The Company bases its determination of pension expense or income on a market-related valuation of assets, which reduces year-to-year volatility.  If investment return is outside a range of 5.0% to 13.0% (expected long-term rate of return plus or minus 4.0%), this market-related valuation recognizes the portion of return that is outside the range over a five-year period from the year in which the return occurs.  Since the market-related value of assets recognizes the portion of return that is outside the range over a five-year period, the future value of assets will be impacted as previously deferred returns are recorded.

The discount rate that the Company utilizes for determining future pension obligations is based on a review of long-term high-grade bonds and management's expectation.  As a result of this review, the Company adjusted the rate to 6.0% at December 31, 2004 from 6.5% at December 31, 2003.  Based on an expected rate of return on the pension plan assets of 9.0%, a discount rate of 6.0% and various other assumptions, it is estimated that the pension income for the qualified and non-qualified pension plans will approximate $2.6 million in fiscal year 2005 and $3.7 million in 2006.  Future actual pension income or expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the Company's pension plans.

Lowering the pension plan's expected long-term rate of return on pension assets by 0.5%, from 9.0% to 8.5%, would have increased pension expense for fiscal year 2004 by approximately $2.2 million.  Lowering the discount rate by 0.5% would have increased pension expense for fiscal year 2004 by approximately $0.9 million.

The value of the pension plan assets has increased from $425.7 million at December 31, 2003 to $445.1 million at December 31, 2004.  The Company did not make any contributions to the qualified pension plan during 2004 and does not expect to make any contributions to the qualified pension plan for the 2005 plan year.

Self-Insurance

The Company self-insures for certain losses related to general liability, workers' compensation and automobile claims.  The Company maintains insurance with third-party insurers in excess of the Company's self-insured retentions to limit the Company's exposure per occurrence or accident, as applicable.  The Company's self-insurance liabilities reflect the estimated ultimate cost of claims incurred as of the balance sheet date.  The estimated liabilities are not discounted and are established based upon claims filed, estimated claims incurred but not reported, and analyses of industry and historical data.

Beginning January 1, 2004, the Company began to self-insure certain health care costs of its employees.  The Company self-insures for certain medical and dental benefits for active employees and retirees under the benefit programs.  The Company maintains stop-loss insurance with third-party insurers in excess of the Company's self-insured retentions to limit the Company's exposure per participant, as applicable.

Management reviews the amounts recorded for these liabilities on a quarterly basis to ensure that they are appropriate.  While management believes that these estimates are reasonable based on the information available, the Company's financial results could be impacted if actual trends, including the severity or frequency of claims or fluctuations in premiums, differ from the Company's estimates.

Contingent Liabilities

 There are various claims and lawsuits pending against the Company and certain of its subsidiaries.  The Company has recorded a liability when the effect of litigation can be estimated and where an outcome is considered probable.  Management's estimates are based on its knowledge of the relevant facts at the time of the issuance of the Company's consolidated financial statements. Subsequent developments could materially alter management's assessment of a matter's probable outcome and the estimate of liability.

Environmental Issues

The Company records its environmental liabilities when site assessments or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated.  The Company reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, current laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation, operations and maintenance, monitoring and site closure. Unless there is a probable amount, the Company records the lower end of this reasonably likely range of costs (classified as other long-term liabilities at undiscounted amounts).  Subsequent developments could materially alter management's assessment of a matter's probable outcome and the estimate of liability.

See "Quantitative and Qualitative Disclosure About Market Risk - Interest Rate Risk" for discussion regarding the Company's accounting policies and sensitivity analysis for the Company's financial instruments and derivative energy and other derivative contracts.  See also "Financing Activities" below for additional discussion regarding the Company's accounting policies for forward interest rate swaps.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, the Company had cash and short-term investments of $17.2 million compared to $12.7 million in cash and short-term investments at December 31, 2003.

Cash provided by operating activities for the year ended December 31, 2004 was $235.8 million compared to $228.7 million for the year ended December 31, 2003.  This increase in cash flows was due primarily to increased revenues from load growth, the gas rate increase and reduced interest costs from debt refinancing, offset in part by the full year impact of the retail electric rate decrease as well as higher purchase power contract prices.  Cash flow also increased because the Company contributed $6.4 million in 2004 compared to $28.0 million in 2003 to the trusts for the Company's pension and other postretirement benefits.  Finally, changes in working capital, including an increase in, accounts payable due to higher gas costs in the fourth quarter of 2004, also increased cash provided by operating activities.

Cash used for investing activities was $144.4 million in 2004 compared to $101.6 million in 2003.  The increase in cash used from investing activities was primarily due to the redemption of short-term investments of $80.3 million in 2003 at the Holding Company that did not recur in 2004.  These redemptions were primarily used for the Company's retirement of the EIP long-term debt underlying the lease assets, repayment of short-term debt, debt refinancing and pension funding.  Cash used in 2004 for investing activities also increased due to the purchase of an interest in Luna of $13.3 million.  The increase in cash used for investing activities in 2004 was partially offset by a reduction in 2004 capital expenditures for utility plant additions of $31.9 million.

Cash used for financing activities was $86.8 million in 2004 compared to cash generated by financing activities of $118.1 million in 2003.  Financing activities in 2004 consisted primarily of short-term debt repayments of $31.2 million and the exercise of employee stock options of $16.4 million.  Financing activities in 2003 primarily consisted of the retirement of long-term debt of $26.1 million, costs associated with the refunding and refinancing of long-term debt of $55.3 million and short-term debt repayments of $24.1 million.

Pension and Other Postretirement Benefits

The Company did not make any contributions in 2004 to the qualified pension plan and does not anticipate making any contributions to the qualified pension plan in 2005.  The Company made a contribution of $6.4 million to the postretirement benefit plan for the plan year 2004 and expects to make contributions totaling $6.2 million to the postretirement benefit plan in 2005.

Capital Requirements

Total capital requirements include construction expenditures as well as other major capital requirements and cash dividend requirements for both common and preferred stock.  The main focus of the Company's current construction program is upgrading generation resources, upgrading and expanding the electric and gas transmission and distribution systems and purchasing nuclear fuel.  Projections for total capital requirements for 2005 are $234.0 million with projections for construction expenditures for 2005 constituting $208.0 million of that total.  Total capital requirements are projected to be $961.0 million and construction expenditures are projected to be $809.0 million for 2005-2009.  These estimates are under continuing review and subject to on-going adjustment.  This projection includes $39.0 million for the acquisition and construction of Luna announced on November 12, 2004 (see Note 12 - "Construction Program and Jointly-Owned Plants", in the Notes to Consolidated Financial Statements).  This projection excludes any other generation fleet expansion capital and also excludes any capital requirements that may be required after closing of the proposed TNP acquisition (see "Acquisitions" above).  The Company continues to look for appropriately priced generation acquisition and expansion opportunities to support retail electric load growth, the continued expansion of its long-term contract business and to supplement its natural transmission position in the Southwest and West.

During the year ended December 31, 2004, the Company utilized cash generated from operations and cash on hand, as well as its liquidity arrangements, to cover its capital requirements and construction expenditures.  The Company anticipates that internal cash generation and current debt capacity will be sufficient to meet all of its capital requirements and construction expenditures for the years 2005 through 2009.  To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements.

Liquidity

As of February 22, 2005, the Holding Company had $415.0 million of liquidity arrangements.  The liquidity arrangements consist of $400.0 million from an unsecured revolving credit facility and $15.0 million in local lines of credit.  As of February 22, 2005, $40.0 million was borrowed against the unsecured revolving credit facility and there was no borrowings against the local lines of credit.

As of February 22, 2005, PNM had $393.5 million of liquidity arrangements.  The liquidity arrangements consist of $300.0 million from an unsecured revolving credit facility, $70.0 million from an AR Securitization program and $23.5 million in local lines of credit.  As of February 22, 2005, PNM had no borrowings against these facilities or the local lines of credit.

On April 23, 2004, PNM entered into an unsecured rated commercial paper program for up to $300.0 million.  PNM used borrowings under the program to repay borrowings under the previous unrated program.  PNM will use the rated commercial paper program to retire other short-term borrowings and for other short-term cash management needs.  As of February 22, 2005, PNM had $6.2 million of commercial paper outstanding.

The Company's ability, if required, to access the capital markets at a reasonable cost and to provide for other capital needs is largely dependent upon its ability to earn a fair return on equity, its results of operations, its credit ratings, obtaining required regulatory approvals and financial and wholesale market conditions.  Financing flexibility is enhanced by providing a high percentage of total capital requirements from internal sources and having the ability, if necessary, to issue long-term securities and to obtain short-term credit.

PNM's credit outlook is considered stable by Moody's and S&P.  The Company is committed to maintaining or improving its investment grade ratings.  As of December 31, 2004, S&P rated PNM's business position as six, its SUNs as "BBB" with a stable outlook and its preferred stock as "BB+".  As of December 31, 2004, Moody's rated PNM's SUNs as "Baa2" and its preferred stock as "Ba1".  On April 12, 2004, S&P assigned its 'A-2' corporate credit and short-term debt ratings to PNM's rated commercial paper program.  On April 23, 2004, Moody's assigned its 'P-2' corporate credit and short-term debt ratings to PNM's rated commercial paper program.

In July 2004, both Moody's and S&P affirmed the Company's ratings.  The Company anticipates maintaining its current ratings after the acquisition of TNP is consummated, which is currently anticipated to occur in the second quarter of 2005, although no assurance can be given in this regard.

Investors are cautioned that a security rating is not a recommendation to buy, sell or hold securities, that it is subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

The Holding Company's dividend has increased, on average, 4.8% over the last three years.  On December 7, 2004, the Holding Company's Board approved a 15.6% increase in the common stock dividend.  The increase raised the quarterly dividend to $0.185 per share, for an indicated annual dividend of $0.74 per share.

See "Acquisitions" above for additional information related to financing and credit ratings impacts from the proposed acquisition of TNP.

Off Balance Sheet Arrangements

The Company's off balance sheet arrangements consist primarily of operating lease obligations for PVNGS Units 1 and 2, EIP and the Delta operating lease.  The total capitalization for these obligations was $176.0 million as of December 31, 2004 and $179.4 million as of December 31, 2003 (see "Commitments and Contractual Obligations" below).

Commitments and Contractual Obligations

The following tables show the Company's long-term obligations and commitments as of December 31, 2004.

Payments Due

	(In thousands)
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

Long-Term Debt	$ 985,870	$ -	$ -	$ 300,000	$685,870
Interest on Long-Term Debt (a)	668,557	47,514	95,028	81,785	444,230
Operating Leases	398,323	30,369	63,259	63,874	240,821
Purchased Power Agreements	92,213	21,744	29,935	24,588	15,946
Coal Contracts (b)	691,758	52,455	97,809	101,775	439,719
Other Purchase Obligations (c)	39,000	33,313	5,687	-	-

Total	$2,875,721	$185,395	$291,718	$ 572,022	$1,826,586

(a)   Represents the annual interest expense on fixed and variable rate debt.  Projections of interest expense on variable rate debt are based on current interest rates.

(b)   Represents only certain minimum payments that may be required under the coal contracts if no deliveries are made.

(c)    Represents commitments for capital expenditures and other obligations.  This does not include funding requirements for pension and postretirement benefits, which are disclosed under "Pension and Other Postretirement Benefits" above.  The Company does not estimate funding requirements for these beyond one year.

Amount of Commitment Expiration Per Period

	(In thousands)
Other Commercial Commitments	Total Amounts Committed	1 year	2-3 years	4-5 years	After 5 years

Short-Term Debt (a)	$ 665,200	$ -	$ 295,200	$370,000	$ -
Local Lines of Credit	38,500	38,500	-	-	-
Letters of Credit	2,200	2,200	-	-	-

Total	$ 705,900	$ 40,700	$ 295,200	$370,000	$ -

(a)     Represents the unused borrowing capacity of the various credit facilities less outstanding letters of credit of $4.8 million and borrowings of $30.0 million as of December 31, 2004.

PNM leases interests in Units 1 and 2 of PVNGS, certain transmission facilities, office buildings and other equipment under operating leases. The lease expense for PVNGS is $66.3 million per year over base lease terms expiring in 2015 and 2016.  In 1998, PNM established the PVNGS Capital Trust for the purpose of acquiring all the debt underlying the PVNGS leases.  PNM consolidates the PVNGS Capital Trust in its consolidated financial statements.  The purchase was funded with the proceeds from the issuance of $435.0 million of SUNs, which were loaned to the PVNGS Capital Trust.  The PVNGS Capital Trust then acquired and now holds the debt component of the PVNGS leases.  For legal and regulatory reasons, the PVNGS lease payment continues to be recorded and paid gross with the debt component of the payment returned to PNM through the PVNGS Capital Trust.  As a result, the net cash outflows for the PVNGS lease payment were $14.3 million for the year ended December 31, 2004.  The "payments due" table above reflects the net lease payment.

PNM's other significant operating lease obligations include the EIP, a leased interest in transmission line with annual lease payments of $2.9 million (see "Financing Activities" below), and an operating lease for the entire output of Delta, a gas fired generating plant in Albuquerque, New Mexico, with imputed annual lease payments of $6.0 million.

Wholesale entered into various long-term PPAs obligating it to buy electricity for aggregate fixed payments of $92.2 million plus the cost of production and a return.  These contracts expire December 2005 through December 2011.  In addition, PNM is obligated to sell electricity for $191.9 million in fixed payments plus the cost of production and a return.  These contracts expire through May 2013.  As of December 31, 2004, the Company had open derivative forward contract positions to buy $35.2 million and to sell $39.2 million of electricity.  In addition, the Company had open forward positions classified as normal sales of electricity of $137.8 million and normal purchases of electricity of $64.8 million, which will be reflected in the financial statements upon physical delivery.

Beginning in the second quarter of 2004, the Company's Wholesale Operations entered into various forward contracts for the purchase of gas with the intent to optimize its net generation position.  These contracts, which are derivatives, do not qualify for normal purchase and sale designation pursuant to GAAP, and are marked to market.  As of December 31, 2004, the Company had open derivative forward contract positions to sell $13.3 million of gas.  It did not have any open derivative forward contract positions to buy gas at December 31, 2004.

The Company is a party to two fuel contracts for the Four Corners and SJGS coal-fired power plants with terms expiring in 2016 and 2017 respectively.  Both of these fuel contracts include required purchase provisions, which obligate the Company to total minimum take or pay amounts as presented in the "Payments Due" table above.  In addition to these take or pay commitments, the Company is obligated for certain coal mine decommissioning costs for these operations as described in Note 14 - "Commitments and Contingencies", in the Notes to Consolidated Financial Statements.

PNM also contracts for the purchase of gas to serve its retail customers.  These contracts are short-term in nature, supplying the gas needs for the current heating season and the following off-season months.  The price of gas is a pass-through, whereby PNM recovers 100% of its cost of gas.

Contingent Provisions of Certain Obligations

The Holding Company and PNM have a number of debt obligations and other contractual commitments that contain contingent provisions.  Some of these, if triggered, could affect the liquidity of the Company.  The Holding Company or PNM could be required to provide security, immediately pay outstanding obligations or be prevented from drawing on unused capacity under certain credit agreements if the contingent requirements were to be triggered.  The most significant consequences resulting from these contingent requirements are detailed in the discussion below.

PNM's standard purchase agreement for the procurement of gas for its retail customers contains a contingent requirement that could require PNM to provide security for its gas purchase obligations if the seller were to reasonably believe that PNM was unable to fulfill its payment obligations under the agreement.

The master agreement for the sale of electricity in the WSPP contains a contingent requirement that could require PNM to provide security if its debt were to fall below investment grade rating.  The WSPP agreement also contains a contingent requirement, commonly called a material adverse change provision, which could require PNM to provide security if a material adverse change in its financial condition or operations were to occur.

The committed Holding Company Facility contains a "ratings trigger," for pricing purposes only.  If the Holding Company is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost, respectively.  The Holding Company Facility contains a material adverse charge provision, which, if triggered, could prevent the Holding Company from drawing on its unused capacity under the Holding Company Facility except for drawing to repay commercial paper, if the Company has any.  In addition, the Holding Company Facility contains a contingent requirement that requires the Holding Company to maintain a debt-to-capital ratio, inclusive of off-balance sheet debt, of less than 65% as well as maintenance of an earnings before interest, taxes, depreciation and amortization to interest ratio of 2.75 times.  If the Holding Company's debt-to-capital ratio, inclusive of off-balance sheet debt, were to exceed 65% or its interest coverage ratio falls below 2.75, it could be required to repay all borrowings under the Holding Company Facility, be prevented from drawing on the unused capacity under the Holding Company Facility, and be required to provide security for all outstanding letters of credit issued under the Holding Company Facility.

The committed PNM Facility contains a "ratings trigger," for pricing purposes only.  If PNM is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost, respectively.  The PNM Facility contains a material adverse charge provision, which, if triggered, could prevent PNM from drawing on its unused capacity under the PNM Facility.  On April 16, 2004, the Company amended the material adverse charge provision of the credit agreement to allow drawing to repay commercial paper.  In addition, the PNM Facility contains a contingent provision that requires PNM to maintain a debt-to-capital ratio, inclusive of off-balance sheet debt, of less than 65% as well as maintenance of an earnings before interest, taxes, depreciation and amortization to interest ratio of 3.0 times.  If PNM's debt-to-capital ratio, inclusive of off-balance sheet debt, were to exceed 65% or its interest coverage ratio falls below 3.0, PNM could be required to repay all borrowings under the PNM Facility, be prevented from drawing on the unused capacity under the PNM Facility, and be required to provide security for all outstanding letters of credit issued under the PNM Facility.

If a contingent requirement were to be triggered under the PNM Facility resulting in an acceleration of the outstanding loans under the PNM Facility, a cross-default provision in the PVNGS leases could occur if the accelerated amount is not paid.  If a cross-default provision is triggered, the lessors have the ability to accelerate their rights under the leases, including acceleration of all future lease payments.

Financing Activities

On April 1, 2004, PNM repriced $146.0 million of tax-exempt PCBs, with a previous interest rate of 2.75%.  The new interest rate is 2.10% for a term of 2 years.  These bonds will reprice next on April 1, 2006.

On April 23, 2004, PNM entered into an unsecured rated commercial paper program.  The Company may issue up to $300.0 million in commercial paper for up to 365 days.  PNM used borrowings under the program to repay borrowings under the previous unrated program.  PNM will use the rated commercial paper program to retire other short-term borrowings and for other short-term cash management needs.  The PNM Facility serves as a backstop for the outstanding commercial paper.

On April 29, 2004, the Holding Company entered into three fixed to floating interest rate swaps.  The notional principal amount is $150.0 million.  The Company receives a 4.40% fixed interest payment on a semi-annual basis and pay 6 month LIBOR plus 58.15 basis points.  The initial floating rate was 1.91% and will be reset each September 15 and March 15.  The floating rate was reset on September 15, 2004, to 2.64%.

On July 1, 2004, PNM repriced $36.0 million of tax-exempt PCBs, with a previous term and interest rate of 1 year and 2.75%, respectively.  The new interest rate is 4.00% for a term of 5 years.  These bonds will reprice next on July 1, 2009.

On December 7, 2004, the Holding Company filed a universal shelf registration statement with the SEC for a combination of debt and equity securities as well as warrants for $500.0 million.  The registration statement, when combined with a previously filed shelf registration statement, provides $1.0 billion of capacity.  The SEC declared the registration statement effective on December 16, 2004 and, as of December 31, 2004, no securities had been issued by the Holding Company under this registration statement.  As of December 31, 2004, PNM had $200.0 million of remaining unissued securities registered under a previously filed shelf registration statement.

Effective January 1, 2005, the Holding Company entered into a $50.0 million loan agreement with PNMR Services Company.  In addition, the Holding Company made a  $5.0 million equity contribution to PNMR Services Company on January 3, 2005.  These steps were taken to provide PNMR Services Company with liquidity for its operations.

On December 30, 2004, in an order issued coincident with the Holding Company registering as a holding company under PUHCA, the SEC authorized the Holding Company to increase its capitalization in the aggregate amount of $1.0 billion above its capitalization as of December 31, 2004, through the issuance or sale of common stock, preferred stock, preferred securities, equity-linked securities, long-term debt, short-term debt and convertible securities either directly or through financing conduits.  The financing authority was granted through December 31, 2007, and may be increased.  As a condition of its financing authority, the Holding Company is required to comply with a number of conditions that are generally consistent with those applicable to other registered holding companies.

The Holding Company plans to issue $100.0 million of debt associated with the proposed acquisition of TNP.  The Holding Company entered into two forward starting floating to fixed rate interest rate swaps on October 19, 2004 that become effective August 1, 2005 and terminate November 15, 2009.  The hedged risk associated with these instruments is the changes in cash flows related to the benchmark interest rate.  The Holding Company will pay a 3.97% fixed quarterly rate plus a credit spread of 1.00% and receive payments based on the three month LIBOR, which will be reset quarterly each August 1, November 1, February 1 and May 1.  This hedge allows the Holding Company to lock the interest rate on this component of the TNP financing plan at 4.97% for five years, assuming a closing date for the transaction no later than August 1, 2005.  The Holding Company designated these swaps as cash flow hedges.  The hedged risks associated with these instruments are the changes in cash flows related to general moves in interest rates.  The Holding Company's assessment of hedge effectiveness is based on changes in the hedge interest rates.  SFAS 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transactions affects earnings.  For the year ended December 31, 2004, the Holding Company recognized no hedge ineffectiveness.  At December 31, 2004, the fair market value of these derivative financial instruments was approximately $0.5 million favorable to the Company.  A forward starting swap does not require any upfront premium, since the premium is imbedded in the rates.

Depending on its future business strategy, capital needs and market conditions, the Company could enter into additional long-term financings for the purpose of strengthening its balance sheet, funding growth and reducing its cost of capital. The Company continues to evaluate its investment and debt retirement options to optimize its financing strategy and earnings potential.  No additional first mortgage bonds may be issued under PNM's mortgage.  The amount of SUNs that may be issued is not limited by the SUNs indenture.  However, debt-to-capital requirements in certain of PNM's financial instruments and regulatory agreements would ultimately limit the amount of additional debt PNM would issue.

Dividends

The Holding Company's Board regularly reviews the dividend policy. The declaration of common dividends is dependent upon a number of factors including the ability of the Holding Company's subsidiaries to pay dividends.  Currently, PNM is the Holding Company's primary source of dividends.  As part of the order approving the formation of the Holding Company, the NMPRC placed certain restrictions on the ability of PNM to pay dividends to the Holding Company.  PNM cannot pay dividends that will cause its debt rating to go below investment grade.  PNM also cannot pay dividends in any year, as determined on a rolling four-quarter basis, in excess of net earnings for that year without prior NMPRC approval.  PNM has paid dividends for all eligible amounts under the pre-2003 agreement to the Holding Company.  In January 2003, with the signing of the Global Electric Agreement (see Note 14 - "Commitments and Contingencies", in the Notes to Consolidated Financial Statements), the NMPRC modified the PNM dividend restriction to allow PNM to pay dividends to the Holding Company for earnings as well as for equity contributions made by the Holding Company.  Additionally, PNM has various financial covenants, which limit the transfer of assets, whether through dividends or other means.

In addition, the ability of the Holding Company to declare dividends is dependent upon the extent to which cash flows will support dividends, the availability of earnings, its financial circumstances and performance, the effect of regulatory decisions and legislative activities, future growth plans, the related capital requirements, standard business considerations and market and economic conditions generally.

Consistent with the NMPRC's holding company order, PNM paid dividends of $23.0 million to the Holding Company for the year ended December 31, 2004.

On December 7, 2004, the Holding Company's Board approved a 15.6% increase in the common stock dividend.  The increase raised the quarterly dividend to $0.185 per share, for an indicated annual dividend of $0.74 per share.

On December 7, 2004, the Holding Company's Board also announced a revised targeted dividend payout ratio.  The new target is a payout ratio of 50% to 60% of consolidated earnings, revised from 50% to 60% of utility earnings.

Capital Structure

The Company's capitalization, including current maturities of long-term debt, at December 31, 2004 and 2003 is shown below:

	December 31,	December 31,
	2004	2003

Common Equity	52.4%	51.9%
Preferred Stock	0.6%	0.6%
Long‑term Debt	47.0%	47.5%
Total Capitalization*	100.0%	100.0%

* Total capitalization does not include as debt the present value of PNM's operating lease obligations for PVNGS Units 1 and 2, EIP and the Delta operating lease, which was $176.0 million as of December 31, 2004 and $179.4 million as of December 31, 2003.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company uses derivative financial instruments to manage risk as it relates to changes in natural gas and electric prices, changes in interest rates and, historically, adverse market changes for investments held by the Company's various trusts.  Additionally, the Company uses derivative instruments based on certain financial composite indices as part of its enhanced cash management program.  The Company also uses certain derivative instruments for wholesale power marketing transactions in order to take advantage of favorable price movements and market timing activities in the wholesale power markets.  The following additional information is provided.

Risk Management

The Company controls the scope of its various forms of risk through a comprehensive set of policies and procedures and oversight by senior level management and the Holding Company Board.  The Board's Finance Committee sets the risk limit parameters.  The RMC, comprised of corporate and business segment officers and other managers, oversees all of the activities, which include commodity price, credit, equity, interest rate and business risks.  The RMC has oversight for the ongoing evaluation of the adequacy of the risk control organization and policies.  The Company has a risk control organization, headed by a Risk Manager, which is assigned responsibility for establishing and enforcing the policies, procedures and limits and evaluating the risks inherent in proposed transactions, on an enterprise-wide basis.

The RMC's responsibilities specifically include:  establishment of a general policy regarding risk exposure levels and activities in each of the business segments; authority to approve the types of instruments traded; authority to establish a general policy regarding counterparty exposure and limits; authorization and delegation of transaction limits; review and approval of controls and procedures; review and approval of models and assumptions used to calculate mark-to-market and risk exposure; authority to approve and open brokerage and counterparty accounts; review of hedging and risk activities; and quarterly reporting to the Finance Committee and the Board on these activities.

The RMC also proposes VAR limits to the Finance Committee.  The Finance Committee ultimately sets the Company's VAR limits.

It is the responsibility of each business segment to create its own control procedures and policies within the parameters established by the Finance Committee.  The RMC reviews and approves these policies, which are created with the assistance of the Corporate Controller, Director of Internal Audit and the Director of Financial Risk Management.  Each business segment's policies address the following controls:  authorized risk exposure limits; authorized instruments and markets; authorized personnel; policies on segregation of duties; policies on mark-to-market accounting; responsibilities for deal capture; confirmation procedures; responsibilities for reporting results; statement on the role of derivative transactions; and limits on individual transaction size (nominal value).

To the extent an open position exists, fluctuating commodity prices can impact financial results and financial position, either favorably or unfavorably.  As a result, the Company cannot predict with certainty the impact that its risk management decisions may have on its businesses, operating results or financial position.

Commodity Risk

Marketing and procurement of energy often involves market risks associated with managing energy commodities and establishing open positions in the energy markets, primarily on a short-term basis.  These risks fall into three different categories:  price and volume volatility, credit risk of counterparties and adequacy of the control environment.  PNM routinely enters into forward contracts, option agreements and price basis swap agreements to hedge price and volume risk on its purchase and sale commitments, fuel requirements and to enhance returns and minimize the risk of market fluctuations on the Wholesale Operations.

The Company's Wholesale Operations, including long-term contracts, forward sales and short-term sales, are managed through a net asset-backed marketing strategy, whereby PNM's aggregate net open forward contract position is covered by its forecasted excess generation capabilities.  PNM is exposed to market risk if its generation capabilities were disrupted or if its retail load requirements were greater than anticipated.  If PNM were required to cover all or a portion of its net open contract position, it would have to meet its commitments through market purchases.

Under the derivative accounting rules and the related accounting rules for energy contracts, the Company accounts for its various financial derivative instruments for the purchase and sale of energy differently based on management's intent when entering into the contract.  Energy contracts that meet the definition of a derivative under SFAS 133 and do not qualify for a normal purchase or sale designation are recorded on the balance sheet at fair market value at each period end.  The changes in fair market value are recognized in earnings unless specific hedge accounting criteria are met.  Should an energy transaction qualify as a hedge under SFAS 133, fair market value changes from year to year are recognized on the balance sheet with a corresponding charge to other comprehensive income.  Gains or losses are recognized when the hedged transaction settles.  Derivatives that meet the normal sales and purchases exceptions within SFAS 133 are not marked to market but rather recorded in results of operations when the underlying transaction settles.

The following table shows the net fair value of mark-to-market energy contracts included in the balance sheet:

	December 31,
	2004	2003
	(In thousands)
Mark-to-Market Energy Contracts:
Current asset	$ 6,890	$ 2,098
Long-term asset	316	1,359
Total mark-to-market assets	7,206	3,457
Current liability	(5,007)	(1,941)
Long-term liability	(126)	(1,083)
Total mark-to-market liabilities	(5,133)	(3,024)

Net fair value of mark-to-market energy contracts	$ 2,073	$ 433

The mark-to-market energy portfolio positions represent net assets at December 31, 2004 after netting all applicable open purchase and sale contracts.

The market prices used to value PNM's mark-to-market energy portfolio are based on index prices and broker quotations.  In 2004, the Company entered into a long-term physical option contract and a long-term financial gas swap contract that were classified as derivatives and consequently mark-to-market through earnings.  Generally, market data to value these types of transactions is available for the next 18-month period only; the remaining time period, referred to as the illiquid period, is valued using internally developed pricing data.  As a result, during 2004, the Company began to record liquidity reserves on these contracts for market gains and losses in the illiquid period, effectively limiting the mark-to-market valuation to a rolling 18-month period.  The Company regularly assesses the validity and availability of pricing data for the illiquid period of its derivative transactions and adjusts its liquidity reserves, accordingly.

The following table provides detail of changes in the Company's mark-to-market energy portfolio net asset or liability balance sheet position from one period to the next:

	Twelve Months Ended
	December 31,
	2004	2003
	(In thousands)
Sources of Fair Value Gain/(Loss)
Fair value at beginning of year	$ 433	$ (927)

Amount realized on contracts delivered
during period	(160)	(2,113)

Change in valuation method [1]	(227)	-

Changes in fair value	1,800	3,473

Net fair value at end of period	$ 1,846	$ 433

Net change recorded as mark-to-market	$ 1,640	$ 1,360

1 Change in valuation method based on illiquid market data utilized for initial valuation of long-term physical option contract and long-term gas swap contract.

The following table provides the maturity of the net assets/(liabilities) of the Company, giving an indication of when these mark-to-market amounts will settle and generate/(use) cash.  The following values were determined using broker quotes:

Fair Value at December 31, 2004
Maturities
Less than
1 year	1-3 Years	Total
	(In thousands)

$1,567	$279	$1,846

As of December 31, 2004, a decrease in market pricing of PNM's mark-to-market energy portfolio by 10% would have resulted in a decrease in net earnings of less than 1%.  Conversely, an increase in market pricing of this portfolio by 10% would have resulted in an increase in net earnings of less than 1%.

The Company measures the market risk of these long-term contracts and wholesale activities using a VAR calculation to maintain the Company's total exposure within management-prescribed limits. The Company's VAR calculation reports the possible market loss for the respective portfolio. This calculation is based on the portfolio's fair market value on the reporting date. Accordingly, the VAR calculation is not a measure of the potential accounting mark-to-market loss. In 2004, the Company utilized the variance/covariance model of VAR, which is a probabilistic model that measures the risk of loss to earnings in market sensitive instruments.  The variance/covariance model relies on statistical relationships to analyze how changes in different markets can affect a portfolio of instruments with different characteristics and market exposure.  VAR models are relatively sophisticated.  The quantitative risk information, however, is limited by the parameters established in creating the model.  The instruments being evaluated may trigger a potential loss in excess of calculated amounts if changes in commodity prices exceed the confidence level of the model used.  The VAR methodology employs the following critical parameters:  volatility estimates, market values of open positions, appropriate market-oriented holding periods and seasonally adjusted correlation estimates.  The Company's VAR calculation considers the Company's forward position for the next eighteen months.  The Company uses a holding period of three days as the estimate of the length of time that will be needed to liquidate the positions.  The volatility and the correlation estimates measure the impact of adverse price movements both at an individual position level as well as at the total portfolio level.  The two-tailed confidence level established is 99%.  For example, if VAR is calculated at $10.0 million, it is estimated at a 99% confidence level that if prices move against PNM's positions, the Company's pre-tax gain or loss in liquidating the portfolio would not exceed $10.0 million in the three days that it would take to liquidate the portfolio.

In 2005, the Company adopted the Monte Carlo simulation model of VAR.  The Monte Carlo model utilizes a random generated simulation based on historical volatility to generate portfolio values. The Company continues to utilize the two-tailed confidence level at 99%.

The Company's VAR is regularly monitored by the Company's RMC.  The RMC has put in place procedures to ensure that increases in VAR are reviewed and, if deemed necessary, acted upon to reduce exposures.  The VAR represents an estimate of the potential gains or losses that could be recognized on PNM's wholesale power marketing portfolios given current volatility in the market, and is not necessarily indicative of actual results that may occur, since actual future gains and losses will differ from those estimated.  Actual gains and losses may differ due to actual fluctuations in market prices, operating exposures, and the timing thereof, as well as changes to PNM's wholesale power marketing portfolios during the year.

The Company accounts for the sale of electric generation in excess of its retail needs or the purchase of power for retail needs as normal purchases and sales under SFAS 133.  Transactions that do not meet the normal purchase or sale exception or the definition of a hedge under SFAS 133 are accounted for as energy marketing contracts and comprise PNM's mark-to-market portfolio.  The Company's VAR limit for the mark-to-market portfolio was $2.0 million at December 31, 2004.  The Company also calculates a total portfolio VAR, which in addition to its mark-to-market portfolio includes total forecasted generation and retail load, all contracts designated as normal sales and purchases and all hedge transactions. The forecasted generation and retail load are determined using average peak forecasts for the respective block of power.  The Company's portfolio VAR limit was $20.0 million at December 31, 2004.

The following table shows the high, average and low market risk as measured by VAR on the Company's portfolios using three day holding period at a 99% two-tailed confidence level:

Twelve Months Ended:

				Period
	High	Average	Low	End
December 31, 2004:		(In thousands)
Mark-to-Market Portfolio	$ 1,105	$ 295	$ -	$ 580
Total Portfolio	$29,148	$15,715	$5,144	$20,012
December 31, 2003:
Mark-to-Market Portfolio	$ 727	$ 122	$ 1	$ 56
Total Portfolio	$21,913	$10,183	$4,938	$ 9,151

In 2005, the Company revised its methodologies for calculating VAR in order to improve its ability to measure and manage risk.  As a result, the Company also revised its VAR limits to be consistent with the new methodologies.  As previously discussed, the Company adopted the Monte Carlo statistical simulation approach.  In addition, the Company redefined its portfolios on which it measures VAR.  The total portfolio VAR now is based solely on its merchant activities and excludes all effects from the retail operations and the joint dispatch model employed by the Company.  In addition, the Company defined a speculative portfolio that captures all transactions that are not asset based and have the economic risk.  The VAR limit established for the speculative portfolio and the total portfolio were $5.0 million and $18.0 million, respectively.  The speculative portfolio is a sub-set of the total portfolio.

Credit Risk

PNM is exposed to credit losses in the event of non-performance or non-payment by counterparties.  The Company uses a credit management process to assess and monitor the financial conditions of counterparties.  Credit exposure is also regularly monitored by the RMC.  The Company provides for losses due to market and credit risk.  PNM's credit risk with its largest counterparty as of December 31, 2004 was $26.2 million.

The following table provides information related to PNM's credit exposure as of December 31, 2004.  The Company does not hold any credit collateral as of December 31, 2004.  The table further delineates that exposure by the credit worthiness (credit rating) of the counterparties and provides guidance as to the concentration of credit risk to individual counterparties PNM may have.  Also provided is an indication of the maturity of a company's credit risk by credit ratings of the counterparties.

Schedule of Wholesale Operations Credit Risk Exposure

December 31, 2004

Rating (a)	(b) Net Credit Risk Exposure	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)

Investment grade	$54,158	2	$31,930
Non-investment grade	1,212	-	-
Internal ratings
Non-investment grade	1,467	-	-
Total	$56,837		$31,930

(a)         Rating - Included in "Investment Grade" are counterparties with a minimum S&P rating of BBB- or Moody's rating of Baa3.  If the counterparty has provided a guarantee by a higher rated entity (e.g., its parent), determination is based on the rating of its guarantor.

(b)     The Net Credit Risk Exposure is the net credit exposure to PNM from its Wholesale Operations.  This includes long-term contracts, forward sales and short-term sales. The exposure captures the net amounts due to PNM from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses (pursuant to contract terms).  Exposures are offset according to legally binding netting arrangements and reduced by credit collateral.  Credit collateral includes cash deposits, letters of credit and performance bonds received from counterparties.  Amounts are presented before those reserves that are determined on a portfolio basis.

Maturity of Credit Risk Exposure

As of December 31, 2004

Rating	Less than 2 Years	2-5 Years	Total Net Exposure
		(In thousands)

Investment grade	$54,158	$ -	$54,158
Non-investment grade	1,212	-	1,212
Internal ratings
Non-investment grade	1,467	-	1,467
Total	$56,837	$ -	$56,837

Natural Gas Supply Contracts

PNM hedges certain portions of natural gas supply contracts in order to protect its retail customers from adverse price fluctuations in the natural gas market.  The financial impact of all hedge gains and losses, including the related costs of the program, is recoverable through the PGAC.  As a result, earnings are not affected by gains and losses generated by these instruments.

Interest Rate Risk

PNM has long-term debt which subjects it to the risk of loss associated with movements in market interest rates.  The majority of the Company's long-term debt is fixed-rate debt, and therefore, does not expose the Company's earnings to a major risk of loss due to adverse changes in market interest rates.  However, the fair value of all long-term debt instruments would increase by approximately 4.85%, or $50.2 million, if interest rates were to decline by 50 basis points from their levels at December 31, 2004.  As of December 31, 2004, the fair value of PNM's long-term debt was $1.0 billion as compared to a book-value of $987.0 million.  In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if PNM were to re-acquire all or a portion of its debt instruments in the open market prior to their maturity.

The Company contributed cash of approximately $6.4 million to other post retirement benefits for plan year 2004.  The securities held by the trusts had an estimated fair value of $603.7 million as of December 31, 2004, of which approximately 27% were fixed-rate debt securities that subject the Company to risk of loss of fair value with movements in market interest rates.  If rates were to increase by 50 basis points from their levels at December 31, 2004, the decrease in the fair value of the securities would be 2.8% or $4.6 million.  PNM does not currently recover or return through rates any losses or gains on these securities.  The Company, therefore, is at risk for shortfalls in its funding of its obligations due to investment losses.  The Company does not believe that long-term market returns over the period of funding will be less than required for the Company to meet its obligations.  However, this belief is based on assumptions about future returns that are inherently uncertain.

Equity Market Risk

PNM contributes to trusts established to fund its share of the decommissioning costs of PVNGS and pension and other postretirement benefits.  The trusts hold certain equity securities as of December 31, 2004.  These equity securities also expose the Company to losses in fair value.  Approximately 60% of the securities held by the various trusts were equity securities as of December 31, 2004.  The Company is currently implementing a change in the asset allocation in the pension portfolio, which will reduce the domestic equity exposure from 55.0% to 47.5%.  Similar to the debt securities held for funding decommissioning and certain pension and other postretirement costs, PNM does not recover or earn a return through rates on any losses or gains on these equity securities.

In 2001, the Company implemented an enhanced cash management strategy using derivative instruments based on the S&P 100, S&P 500, and Nasdaq composite indices.  The Company terminated the use of this derivative trading strategy in January 2004 and changed the investment management structure.  The new structure includes a preferred stock dividend capture strategy and various absolute return strategies that have the objective of achieving returns higher than that associated with cash management plans and with bond like volatility.  The Company's initial investment in the enhanced cash management program was $10.0 million.  As of December 31, 2004, this investment, including profits and interest, totaled $10.6 million.

OTHER ISSUES FACING THE COMPANY

See Note 14 - "Commitments and Contingencies", in the Notes to Consolidated Financial Statements.

NEW ACCOUNTING STANDARDS

There have been no new accounting standards that materially affected the Company this period.  See Note 1 - "Summary of the Business and Significant Accounting Policies - Stock Based Compensation", in the Notes to Consolidated Financial Statements for discussion of SFAS No. 123 (revised 2004), "Share Based Payment".

 DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Statements made in this filing that relate to future events or the Company's expectations, projections, estimates, intentions, goals, targets and strategies, both with respect to the Company and with respect to the proposed acquisition of TNP, are made pursuant to the Private Securities Litigation Reform Act of 1995.  Readers are cautioned that all forward-looking statements are based upon current expectations and estimates and the Company assumes no obligation to update this information.

Because actual results may differ materially from those expressed or implied by these forward-looking statements, the Company cautions readers not to place undue reliance on these statements. Many factors could cause actual results to differ, and will effect future financial condition, cash flow and operating results.  These factors include:

  Risks and uncertainties relating to the receipt of regulatory approvals for the proposed acquisition of TNP,

  The risks that the businesses will not be integrated successfully,

  The risk that the benefits of the TNP transaction will not be fully realized or will take longer to realize than expected,

  Disruption from the TNP transaction making it more difficult to maintain relationships with customers, employees, suppliers or other third parties,

  Conditions in the financial markets relevant to the proposed TNP acquisition,

  Interest rates,

  Weather,

  Water supply,

  Fuel costs,

  Availability of fuel supplies,

  Risk management and commodity risk transactions,

  Seasonality and other changes in supply and demand in the market for electric power,

  Wholesale power prices,

  Market liquidity,

  The competitive environment in the electric and natural gas industries,

  The performance of generating units and transmission systems,

  The ability of the Company to secure long-term power sales,

  The risks associated with completion of construction of Luna, including construction delays and unanticipated cost overruns,

  State and federal regulatory and legislative decisions and actions,

  The outcome of legal proceedings,

  Changes in applicable accounting principles,

  The performance of state, regional and national economies, and

  The other factors described in "Risk Factors" in this report.

See also Item 7A, "Quantitative and Qualitative Disclosure About Market Risk" above for information about the risks associated with the Company's use of derivative financial instruments.

SECURITIES ACT DISCLAIMER

Certain securities to be issued in connection with the TNP acquisition transaction described in this document have not been registered under the Securities Act of 1933, as amended, or any state securities laws and may not be reoffered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. This Form 10-K does not constitute an offer to sell or the solicitation of an offer to buy any securities.

RISK FACTORS

The Company's business and financial results are subject to a number of risks and uncertainties, including those set forth below and elsewhere under this heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

The Company may not be able to complete its acquisition of TNP.  If the Company does not complete the acquisition, dilution to its earnings per share will result unless the Company is able to avoid or mitigate such dilution.

On July 25, 2004, the Company entered into an agreement with TNP to acquire all the outstanding common stock of TNP for approximately $189.0 million comprised of equal amounts of our common stock and cash.  The Company will also assume approximately $835.0 million of TNP's net debt and senior redeemable cumulative preferred stock.   Although the Company has received anti-trust clearance under the Hart-Scott-Rodino Act , the proposed TNP acquisition remains subject to various other regulatory approvals, including the NMPRC, the PUCT, the SEC, and the FERC and other customary closing conditions.

On January 28, 2005, EPE filed a motion to intervene and protest with the FERC.  EPE alleged that the Holding Company and TNMP did not provide sufficient analysis to determine if there were anti-competitive effects from the transaction and conditionally requested that the FERC schedule a hearing pending receipt of the analyses EPE alleged is required.  On February 11, 2005, the Holding Company and TNMP filed a joint motion seeking leave to file an answer, attaching the answer which contends that the application contains sufficient information required by the FERC for a transmission only acquisition and that EPE's allegations are speculative and unsubstantiated.  The answer requests denial of the protest and approval of the transaction as requested in the application.  On February 23, 2005, the FERC issued a notice of meeting for March 2, 2005, which includes the application as a matter to be considered.

Although the Company expects to complete the transaction by the second quarter of 2005, the Company cannot be certain that all of the required approvals will be obtained, or the other closing conditions will be satisfied, within that time frame, if at all, or without terms and conditions that may have a material adverse effect on our operations.  If the Company is unable to complete the proposed TNP acquisition, any issuance of common stock in anticipation of the acquisition will result in dilution to the Company's earnings per share unless the Company is able to avoid or mitigate such dilution.

The Company may fail to successfully integrate acquisitions, including TNP, into its other businesses or otherwise fail to achieve the anticipated benefits of pending and future acquisitions.

As part of the Company's growth strategy, the Company is pursuing, and intends to continue to pursue, a disciplined acquisition strategy.  While the Company expects to identify potential synergies, cost savings, and growth opportunities prior to the acquisition and integration of acquired companies or assets, the Company may not be able to achieve these anticipated benefits due to, among other things:

  delays or difficulties in completing the integration of acquired companies or assets higher than expected costs or a need to allocate resources to manage unexpected operating difficulties diversion of the attention and resources of our management reliance on inaccurate assumptions in evaluating the expected benefits of a given acquisition inability to retain key employees or key customers of acquired companies assumption of liabilities unrecognized in the due diligence process

With respect to the proposed TNP acquisition, the Company cannot assure that it will be able to successfully integrate TNP with the Company's current businesses.  The integration of TNP with the Company's other businesses will present significant challenges and, as a result, the Company may not be able to operate the combined company as effectively as expected.  Also, even if PNM manages to realize greater than anticipated benefits from the integration of TNP into its business, as a regulated entity, PNM may be required by its regulators to return these benefits to its ratepayers.  The Company may also fail to achieve the anticipated benefits of the acquisition as quickly or as cost-effectively as anticipated or may not be able to achieve those benefits at all.

While the Company expects that this acquisition will be accretive to earnings and cash flow in the first full year of operation after the transaction is completed, this expectation is based on important assumptions, including assumptions related to interest rates, market prices for power, our ability to achieve operational benefits from operating the companies as a unified operation and the percentage of TNP's customers that the Company will be able to retain, which may ultimately be incorrect.  In addition, the agreement the Company has entered into with the PUCT staff and others relating to the proposed TNP acquisition includes a two-year electric rate freeze and a $13.0 million annual rate reduction in TNMP's retail delivery rates effective May 1, 2005, which could adversely affect profitability if costs at TNMP are not controlled.  As a result, if the Company is unable to integrate its businesses with TNP effectively or achieve the benefits anticipated, the Company's business, financial position, results of operations and liquidity may be materially adversely affected.

The Company is subject to complex government regulation, which may have a negative impact on its business, financial position and results of operations.

The Company is subject to comprehensive regulation by several federal, state and local regulatory agencies, which significantly influences the Company's operating environment and may affect the Company's ability to recover costs from utility customers. In particular, the NMPRC, the SEC, the FERC, the NRC, the EPA, and the NMED regulate many aspects of our utility operations, including siting and construction of facilities, conditions of service, the issuance of securities, and the rates that the Company can charge customers. The Company is required to have numerous permits, approvals and certificates from these agencies to operate its business. The rates that the Company's principal subsidiary, PNM, is allowed to charge for its retail services are the single most important item influencing the Company's business, financial position, results of operations and liquidity.  As discussed below, PNM is subject to a rate freeze providing for no changes in retail electric rates through December 31, 2007, subject to limited exceptions.

As a public utility holding company, the Company is subject to regulation by the SEC under PUHCA.  The rules and regulations promulgated under PUHCA impose a number of restrictions on the operations of registered public utility holding companies and their subsidiaries. These restrictions include a requirement that, subject to a number of exceptions, the SEC approve in advance securities issuances, acquisitions and dispositions of utility assets or of securities of utility companies, and acquisitions of other businesses. PUHCA also generally limits the operations of a registered public utility holding company to a single integrated public utility system, plus additional energy-related businesses. PUCHA requires that transactions between affiliated companies in a registered holding company system be performed at cost, with limited exceptions.

The Company is unable to predict the impact on its business and operating results from the future regulatory activities of any of these agencies.   Changes in regulations or the imposition of additional regulations may require the Company to incur additional expenses or change business operations, and therefore may have an adverse impact on the Company's results of operations.  Because of pending federal regulatory reforms, the public utility industry is undergoing a fundamental change.  New Mexico repealed the Electric Utility Industry Restructuring Act of 1999 in 2003 and abandoned its plans to transform the industry from one of vertically integrated monopolies to one with deregulated, competitive generation.  However, the FERC has proposed a standard market design, which would establish independently governed regional transmission organizations with common rules for market operations. The FERC's efforts have been opposed by a number of states, primarily in the Southeast and the West, because of concern that the standard market design does not provide for regional differences and does not represent a cost-efficient approach to wholesale markets.  Energy legislation, which could affect the FERC's activities, remains under consideration in Congress.  In 2003, in an attempt to ease concerns with its standard market design proposal, the FERC issued a white paper defining a wholesale power market platform which would replace the standard market design.  Both the standard market design and wholesale power market platform proposals are still pending further action by the FERC. The Company's future results will be impacted by the form of the FERC rules, if adopted, the costs of complying with rules and legislation that may call for regulatory reforms for the industry, and the resulting market prices for electricity and natural gas.

PNM's retail electric rate reduction and retail electric rate freeze could affect its profit margin if it does not control costs.

With NMPRC approval, PNM agreed to decrease its retail electric rates by 6.5% in two phases as follows: 4% effective September 1, 2003, and an additional 2.5% effective September 1, 2005.  PNM also agreed to freeze these reduced retail electric rates through December 31, 2007.  PNM's costs, however, are not frozen.  Thus, PNM's ability to maintain its profit margins depends upon increased demand for electricity and PNM's efforts to control costs incurred in supplying that electricity, including, in particular, its coal costs.

PNM does not have the benefit of a fuel adjustment clause for its retail electric operations that would allow it to recover increased fuel and purchased power costs from customers.  Therefore, to the extent that PNM has not hedged its fuel and power costs, it is exposed to changes in fuel and power prices to the extent fuel for its electric generating facilities and power must be purchased on the open market in order for it to serve its retail electric customers.  PNM anticipates being able to reduce base fuel costs as a result of its revised coal contract relating to the new underground mine serving SJGS.  However, if the anticipated base fuel cost savings do not occur because of problems at the new mine or if PNM cannot control other operating expenses, the retail electric rate freeze may decrease PNM's profit margin.  The retail electric rate freeze will also affect PNM's ability to earn a return or recover from its customers costs associated with investments in generation, transmission and distribution facilities since it will not be able to increase retail electric rates to recover those costs until at least after the end of the rate freeze.  For example, in connection with the electric retail rate freeze stipulation, PNM agreed to invest $60.0 million per year through 2007 in gas and electric utility infrastructure.  If future recovery of these costs ceases to be probable, PNM would be required to record a charge to earnings in the period for the portion of the costs that were determined not to be recoverable.  The electric retail rate freeze stipulation does, however, allow PNM to seek a general rate adjustment for certain changes in environmental or tax laws.

The Company is not able to predict what rate treatment PNM will receive following the expiration of the retail electric rate freeze in New Mexico.  Some of the factors that influence rates are largely outside the Company's control. In response to competitive, economic, political, legislative and/or regulatory pressures PNM may have to agree to further rate freezes, rate refunds or rate reductions, any or all of which could have a significant adverse effect on the Company's business, financial position, results of operations and liquidity.

The Company is currently the subject of several regulatory proceedings and named in multiple lawsuits with respect to the Company's participation in western energy markets.

The FERC is conducting industry-wide proceedings and investigations related to the alleged dysfunctions of the organized California market and the Pacific Northwest market during 2000 and 2001.  In September 2002, an ALJ, conducted hearings regarding sales into the California wholesale electric market by PNM and others in 2000 and 2001.  The ALJ then issued "Proposed Findings on California Refund Liability" in December 2002, determining that the California Independent System Operator had, for the most part, correctly calculated the amounts of potential refunds owed by sellers.  In March 2003, the FERC issued an order substantially adopting the ALJ's findings, but requiring a change to the formula used to calculate refunds, which would have the effect of increasing PNM's refund liability   In September 2004, the Ninth Circuit issued its decision in one of the lead appellate cases addressing the FERC's refund order.  The Ninth Circuit determined that the FERC has the authority to order refunds for these transactions if it elects to do so and remanded the case to the FERC for further proceedings, including a determination as to whether additional refunds are appropriate.  The Company cannot predict the ultimate outcome of any FERC proceeding that may result from the final decision or whether PNM will ultimately be directed to make any additional future refunds as a result of the decision.

For the proceedings related to the Pacific Northwest market, in June 2003, the FERC denied the request of certain parties for retroactive refunds for spot market sales. In November 2003, the FERC denied rehearing requests made by certain parties seeking refunds in the Pacific Northwest markets. The Port of Seattle filed a petition for review of the FERC's decision with the Ninth Circuit in November 2003. The Company cannot predict the ultimate outcome of this appeal, or whether PNM will ultimately be directed to make any refunds.

In addition, the California Attorney General filed a complaint with the FERC against certain companies, including PNM, and "all other public utility sellers" in California alleging that sellers with market-based rates have violated their tariffs by not filing with the FERC transaction-specific information about all of their sales and purchases at market-based rates. As a result, the California AG contends that all past sales should be subject to refund if found to be above just and reasonable levels. The complaint was denied by the FERC and subsequently appealed by the California Attorney General to the Ninth Circuit. In September 2004, the Ninth Circuit upheld the FERC's market-based rate authority, but held that the FERC violated its administrative discretion by declining to investigate whether it should order refunds from sellers who failed to provide transaction-specific reports to the FERC as required by its rules.  The Ninth Circuit determined that the FERC has the authority to order refunds for these transactions if it elects to do so and remanded the case back to the FERC for further proceedings, including a determination as to whether additional refunds are appropriate.  The Company cannot predict the ultimate outcome of this proceeding or whether it ultimately will be directed to make any additional future refunds as a result.  The California Attorney General has also threatened litigation against PNM in a state court in California based on similar allegations.

On June 14, 2004, PNM received notice that it had been included in a list of 56 defendants that have been sued by the City of Tacoma Department of Public Utilities, or Tacoma, in federal district court in the State of Washington.  The complaint alleged PNM and certain other defendants, who allegedly engaged in buying, selling and marketing power in California and other locations in the western United States, acted in concert among themselves and with non-defendant trading co-conspirators that were engaged in conduct that amounted to "market manipulations", which the complaint defines as a pattern of activities that had the purpose and effect of creating the impression that the demand for power was higher, the supply of power was lower, or both, than was in fact the case.  The complaint alleged these activities of the trading defendants and the co-conspirators resulted in substantially increased prices for energy in the Pacific Northwest spot market in excess of what otherwise would have been the price absent such unlawful acts, in violation of antitrust laws.  The complaint asserted damages in excess of $175.0 million from the multiple defendants.  There have been three recent Ninth Circuit decisions that, collectively, appear to make Tacoma's case more difficult to prevail.  As a result, PNM joined a motion to dismiss the Tacoma complaint given Ninth Circuit precedent.  In a decision issued in February 2005, the district court judge in the case granted defendants' motion to dismiss.  As a result, the antitrust lawsuit against PNM filed by the City of Tacoma Department of Public Utilities has been dismissed.  In addition to the regulatory proceedings and litigation described above, PNM is also involved in other regulatory proceedings and litigation arising out of PNM's participation in the western energy markets that are described in Note 14 of the Notes to Consolidated Financial Statements.  Although the Company does not believe the outcome of any of these proceedings or litigation will have a materially adverse effect on the Company's business, financial position, results of operations or liquidity, the Company cannot predict the outcome of these proceedings or litigation.

There are inherent risks in the operation of nuclear facilities, such as environmental, health and financial risks and the risk of terrorist attack.

PNM has a 10.2% undivided interest in PVNGS, with portions of its interests in Units 1 and 2 held under leases.  PVNGS is subject to environmental, health and financial risks such as the ability to dispose of spent nuclear fuel, the ability to maintain adequate reserves for decommissioning, potential liabilities arising out of the operation of these facilities, and the costs of securing the facilities against possible terrorist attacks and unscheduled outages due to equipment and other problems.  PNM maintains nuclear decommissioning trust funds and external insurance coverage to minimize its financial exposure to some of these risks; however, it is possible that damages could exceed the amount of insurance coverage.  Although the decommissioning trust funds are designed to provide adequate funds for decommissioning at the end of the expected life of the PVNGS units, there is the risk of insufficient decommissioning trust funds in the event of early decommissioning of the units.

The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities. In the event of noncompliance, the NRC has the authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. In addition, although the Company has no reason to anticipate a serious nuclear incident at PVNGS, if an incident did occur, it could materially and adversely affect the Company's business, financial position, results of operations and liquidity. A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear unit.  Each PVNGS lease describes certain events, including "Events of Loss" or "Deemed Loss Events", the occurrence of which could require PNM to, among other things, (i) pay the lessor and the equity investor, in return for the investor's interest in PVNGS, cash in the amount provided in the lease and (ii) assume debt obligations relating to the PVNGS lease. The "Events of Loss" generally relate to casualties, accidents and other events at PVNGS, which would severely, adversely affect the ability of the operating agent, APS, to operate, and the ability of PNM to earn a return on its interests in, PVNGS.  The "Deemed Loss Events" consist mostly of legal and regulatory changes (such as changes in law making the sale and leaseback transactions illegal, or changes in law making the lessors liable for nuclear decommissioning obligations). The Company believes that the probability of such "Events of Loss" or "Deemed Loss Events" occurring is remote for the following reasons: (i) to a large extent, prevention of "Events of Loss" and some "Deemed Loss Events" is within the control of the PVNGS participants, including the Company, and the PVNGS operating agent, through the general PVNGS operational and safety oversight process and (ii) with respect to other "Deemed Loss Events," which would involve a significant change in current law and policy, the Company is unaware of any pending proposals or proposals being considered for introduction in Congress, or in any state legislative or regulatory body that, if adopted, would cause any of those events.

The operation of PVNGS requires licenses that need to be periodically renewed and/or extended. We do not anticipate any problems renewing these licenses. However, as a result of potential terrorist threats and increased public scrutiny of utilities, the licensing process could result in increased licensing or compliance costs that are difficult or impossible to predict.

The Company's financial performance may be adversely affected if its power plants and transmission and distribution system are not successfully operated.

The Company's financial performance depends on the successful operation of its generation, transmission and distribution assets.  Unscheduled or longer than expected maintenance outages, other performance problems with the Company's electric generation assets, severe weather conditions, accidents and other catastrophic events, disruptions in the delivery of fuel and other factors could reduce its excess generation capacity and therefore limit the Company's ability to opportunistically sell excess power in the wholesale market.  Diminished generation capacity could also result in the Company's aggregate net open forward electric sales position being larger than its forecasted generation capacity.  If this were to occur, The Company would have to make purchases of electricity in the wholesale market under contracts priced at the time of execution or, if in the spot market, at the then-current market price.  There can be no assurance that sufficient electricity would be available at reasonable prices, or at all, if such a situation were to occur.  Failures of transmission or distribution facilities may also cause interruptions in the services the Company provides.  These potential generation, distribution and transmission problems, and any potentially related service interruptions, could result in lost revenues and additional costs.

The Company's counterparties may not meet their obligations to us.

The Company is exposed to risk that counterparties, which owe the Company money, energy or other commodities or services, will not be able to perform their obligations.  The possibility that certain counterparties may fail to perform their obligations has increased due to financial difficulties, in some cases brought on by improper or illegal accounting and business practices, affecting some participants in the energy industry.  Should the counterparties to these arrangements fail to perform, the Company might be forced to honor the underlying commitment at then-current market prices.  In such event, the Company might incur losses in addition to amounts, if any, already paid to the counterparties.

The Company's operations are subject to risks beyond its control that may reduce its revenues.

The Company's revenues are affected by the demand for electricity and natural gas.  That demand can vary greatly based upon:

  weather conditions, seasonality and temperature extremes

  fluctuations in economic activity and growth in our service area and the Western region of the United States the extent of additional energy available from current or new competitors

Weather conditions will impact the revenues that the Company obtains from its electric wholesale sales.  Very warm and very cold temperatures, especially for prolonged periods, can dramatically increase the demand for electricity for cooling and heating, respectively, as opposed to the effect of more moderate temperatures.  Very warm temperatures inside the Company's service territory reduce the amount of power available to sell on the wholesale market.

Drought conditions in New Mexico generally, and especially in the Four Corners region, in which the San Juan Generating Station and the Four Corners Generating Station are located, may affect the water supply for our generating plants.  If adequate precipitation is not received in the watershed that supplies the Four Corners areas, the Company may have to decrease generation at these plants, which would reduce the Company's ability to sell excess power on the wholesale market and reduce its revenues.  As such, if the drought conditions continue or regulators or legislators take action to limit the Company's supply of water, the Company's business may be adversely impacted.  Although the Company has been able to maintain adequate access to water in the past, the Company cannot be certain that it will be able to do so in the future.

An inability to access capital could limit the Company's ability to execute its growth strategy and finance capital requirements, which could adversely affect the Company's business, financial position, results of operations and liquidity.

The Company relies on access to both short-term money markets and longer-term capital markets as a source of liquidity for any capital requirements not satisfied by the cash flow from our operations, which could include capital requirements for energy infrastructure investments and funding new programs. If the Company is not able to access capital at competitive rates or at all, the Company's ability to implement its growth strategy and its ability to finance capital requirements, if needed, will be limited. The Company believes that it will maintain sufficient access to these financial markets based upon the Company's current credit ratings. However, market disruptions or a downgrade of the Company's credit rating may increase its cost of borrowing or adversely affect the Company's ability to raise capital through the issuance of securities or other borrowing arrangements, which could have a material effect on its business, financial position, results of operations and liquidity.  Such disruptions could include:

  an economic downturn

  capital markets conditions generally

  the bankruptcy of an unrelated energy company

  increased market prices for electricity and gas

  terrorist attacks or threatened attacks on our facilities or those of unrelated energy companies the overall health of the utility industry

A significant reduction in the Company's credit ratings could materially and adversely affect its business, financial position, results of operations and liquidity.

The Company cannot be sure that any of its current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant. Any downgrade:

  Could increase the Company's borrowing costs, which would diminish its financial results

  Could require the Company to pay a higher interest rate in future financings and the potential pool of investors and funding sources could decrease

  Could increase our borrowing costs under certain of the Company's existing credit facilities

  Could also require the Company to provide additional support in the form of letters of credit or cash or other collateral to various counterparties

  Could limit our access to the commercial paper market

  Below investment grade credit ratings would require approvals from the NMPRC for new wholesale plant projects and for continuing to participate in wholesale plant projects of more than a certain dollar value and under certain conditions

The ratings from rating agencies reflect only the views of such rating agencies and are not recommendations to buy, sell or hold our securities and each rating should be evaluated independently of any other rating.  Any downgrade or withdrawal of the Company's current ratings may have an adverse effect on the market price of its outstanding debt.

 Costs of environmental compliance, liabilities and litigation could exceed the Company's estimates which could adversely affect the Company's business, financial position, results of operations and liquidity.

Compliance with federal, state and local environmental laws and regulations may result in increased capital, operating and other costs, including remediation and containment expenses and monitoring obligations.  The Company cannot predict how it would be affected if existing environmental laws and regulations were revised, or if new environmental laws and regulations seeking to protect the environment were adopted, but any such changes could increase the Company's financing requirements or otherwise adversely affect the Company's business, financial position, results of operations and liquidity.  Revised or additional laws and regulations could also result in additional operating restrictions on the Company's facilities or increased compliance costs which may not be fully recoverable in our rates, thereby reducing the Company's net income.  For example, any future changes in the interpretation of the Clean Air Act's new source review provisions could potentially increase the Company's operating and maintenance costs substantially.  Similarly, the EPA has proposed rules that would regulate mercury emissions from coal-fired generation plants.   The Company cannot be certain if these proposed rules will be adopted or how they would affect the Company if they were adopted.

In addition, the Company may be designated as a responsible party for environmental clean-up at a site identified by a regulatory body. The Company cannot predict with certainty the amount and timing of all future expenditures related to environmental matters because of the difficulty of estimating clean-up and compliance costs, and the possibility that changes will be made to the current environmental laws and regulations. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all potentially responsible parties.  Failure to comply with environmental laws and regulations, even if caused by factors beyond the Company's control, may result in the assessment of civil or criminal penalties and fines against the Company .  For example, in October 2003, the TCEQ requested information from PNM concerning any involvement that PNM had with SESCO, a former electrical equipment repair and sales company located in San Angelo, Texas.  PNM was informed that the TCEQ and the EPA claim to have identified contamination of the soil and groundwater at the site.  TCEQ is conducting a site investigation of a SESCO facility pursuant to the Texas Solid Waste Act, and the SESCO site has been referred to the Superfund Site Discovery and Assessment Program.  The primary concern appears to be polychlorinated biphenyls in soil and groundwater on and adjacent to the site.  The TCEQ is conducting the site investigation to determine what remediation activities are required at the SESCO site and to identify potentially responsible parties.  On February 8, 2005, PNM agreed to participate in the potentially responsible party committee.  PNM will voluntarily participate with the others in the investigation and may participate in any required remediation at the SESCO facility in San Angelo, Texas.  PNM is still investigating its role in the matter, and is unable to predict the outcome at this time.

 The Company's business, results of operations and financial position may be adversely affected if the Company does not successfully compete for wholesale customers and generation plant acquisition opportunities.  Our wholesale plants will be exposed to price risk to the extent they must compete for the sale of energy and capacity.

The electric utility industry has experienced a substantial increase in competition at the wholesale level, caused by changes in federal law and regulatory policy. As a result of the Public Utility Regulatory Policies Act of 1978 and the Energy Policy Act of 1992, competition in the wholesale electricity market has greatly increased due to a greater participation by traditional electricity suppliers, non-utility generators, independent power producers, wholesale power marketers and brokers, and due to the trading of energy futures contracts on various commodities exchanges. In 1996, the FERC issued new rules on transmission service to facilitate competition in the wholesale market on a nationwide basis. The rules give greater flexibility and more choices to wholesale power customers. Also, in July 2002, the FERC issued a notice of proposed rulemaking (which has not yet been adopted) related to open access transmission service and standard electricity market design.

As a result of the changing regulatory environment and the relatively low barriers to entry (which include, in addition to open access transmission service, relatively low construction costs for new generating facilities), the Company expects competition to steadily increase. This increased competition could affect the Company's load forecasts, acquisition opportunities and wholesale energy sales and related revenues. Given that during 2004, the Company's sales in the wholesale electric market accounted for approximately 62% of our total MWh sales, the impact of these changes on the Company's financial results could be material.  The effect on the Company's business, results of operations and financial position could vary depending on the extent to which:

  the Company is are able to acquire additional generation to compete in the wholesale market new opportunities are created for the Company to expand its wholesale load current wholesale customers elect to purchase from other suppliers after existing contracts expire

 The Company's long-term contracts to supply power expire from 2006 through 2013.  The Company's ability to renew these contracts at terms comparable to those currently in place is dependent upon prevailing market conditions at the time of negotiations.  Currently, the Company has a long-term firm commitment contract with TNP of 114 MW that expires in 2006.  The contract is priced above current market prices.  If the TNP acquisition is completed, the Company expects to provide the power supply needs of TNP. However, if the TNP acquisition is not completed, the Company believes that it will be able to significantly mitigate any revenue loss due to rising short-term and forward markets.

To the extent electric capacity generated by the Company's wholesale plants is not under contract to be sold or committed to serving our retail electric load, either now or in the future, the Company's business, results of operations and financial position will generally depend on the prices that can be obtained for energy and capacity in New Mexico and adjacent markets.  Among the factors that would influence these prices, all of which are beyond the Company's control to a significant degree, are those described in the next risk factor.

 The Company may not be able to mitigate fuel and wholesale electricity pricing risks, which could result in unanticipated liabilities or increased volatility in its earnings.

The Company's business and operations are subject to changes in purchased power prices and fuel costs that may cause increases in the amounts the Company must pay for power supplies on the wholesale market and the cost of producing power in its generation plants.  As evidenced by the California energy crisis in 2000-2001, prices for electricity, fuel and natural gas may fluctuate substantially over relatively short periods of time and expose the Company to significant commodity price risks.

Among the factors that could affect market prices for electricity and fuel are:

  prevailing market prices for coal, oil, natural gas and other fuels used in the Company's generation plants, including associated transportation costs, and supplies of such commodities changes in the regulatory framework for the commodities markets that the Company relies on for purchased power and fuel liquidity in the general wholesale electricity market

  the actions of external parties; such as the FERC or independent system operators, that may impose price limitations and other mechanisms to address some of the volatility in the western energy markets weather conditions impacting demand for electricity or availability of hydroelectric power or fuel supplies the rate of growth in electricity as a result of population changes, regional economic conditions and the implementation of conservation programs union and labor relations

  natural disasters, wars, embargoes and other catastrophic events changes in federal and state energy and environmental laws and regulations

The Company utilizes derivatives such as forward contracts, futures contracts, options and swaps to manage these risks.  The Company attempts to manage its exposure from these activities through enforcement of established risk limits and risk management procedures.  The Company cannot be certain that these strategies will be successful in managing its pricing risk, or that they will not result in net liabilities to the Company as a result of future volatility in these markets.

In addition, although the Company routinely enters into contracts to offset its positions (i.e. to hedge our exposure to the risks of demand, market effects of weather and changes in commodity prices), the Company does not always hedge the entire exposure of its operations from commodity price volatility.  Furthermore, the Company's ability to hedge its exposure to commodity price volatility depends on liquid commodity markets.  To the extent the commodity markets are illiquid, the Company may not be able to execute its risk management strategies, which could result in greater open positions than the Company would prefer at a given time.  To the extent that open positions exist, fluctuating commodity prices can improve or diminish the Company's business, financial position, results of operations and liquidity.

 Impairments of the Company's tangible long-lived assets could adversely affect the Company's business, financial position, liquidity and results of operations.

The Company evaluates its tangible long-lived assets for impairment whenever indicators of impairment exist pursuant to SFAS 144.  These potential impairment triggers would include fluctuating market conditions as a result of industry deregulation; planned and scheduled customer purchase commitments; future market penetration; fluctuating market prices resulting from factors including changing fuel costs and other economic conditions; weather patterns; and other market trends.  Accounting rules require that if the sum of the undiscounted expected future cash flows from a company's asset (excluding interest charges that will be recognized as expenses when incurred) is less than the carrying value of the asset, then asset impairment must be recognized in the financial statements.  The amount of impairment recognized is the difference between the fair value of the asset and the carrying value of the asset.  The Company determined that no triggering events occurred during the period for its generation assets.

The Company has three turbines, which are currently in storage, with a combined carrying value of approximately $79.1 million.  The Company believes that it will be able to place two of the turbines in service and recover the costs of these two turbines in rates.  The Company analyzed the remaining turbine for impairment and concluded no impairment existed based on the Company's plans for its use.  The carrying amount of this turbine at December 31, 2004 was $16.5 million.  The Company expects to begin construction utilizing this turbine over the next several years.  If the Company were unable to realize these plans, the Company would be forced to recognize a loss with respect to the carrying value of the turbine depending on prevailing market conditions.  The Company will continue to analyze the turbine for impairment in accordance with SFAS 144.

 Actual results could differ from estimates used to prepare the Company's financial statements.

In preparing the financial statements in accordance with GAAP, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex, and actual results could differ from those estimates.  For more information about these estimates and assumptions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates".

 Provisions of the Company's organizational documents, as well as several other statutory and regulatory factors, will limit another party's ability to acquire the Company us and could deprive the Company's shareholders of the opportunity to gain a takeover premium for shares of the Company's common stock.

The Company's restated articles of incorporation and by-laws include a number of provisions that may have the effect of discouraging persons from acquiring large blocks of the Company's common stock or delaying or preventing a change in our control. The material provisions that may have such an effect include:

  Authorization for the Company's Board to issue the Company's preferred stock in series and to fix rights and preferences of the series (including, among other things, whether, and to what extent, the shares of any series will have voting rights, subject to certain limitations, and the extent of the preferences of the shares of any series with respect to dividends and other matters)

  The Company's Board is classified into three classes, with the directors being elected for staggered terms

  Advance notice procedures with respect to any proposal other than those adopted or recommended by the Company's Board

  Provisions specifying that only a majority of the Board, the chairman of the Board, the president or holders of not less than one-tenth of all our shares entitled to vote may call a special meeting of stockholders

Under the New Mexico Public Utility Act, approval of the NMPRC is required for certain transactions that may result in our change in control or exercise of control. Certain acquisitions by any person of our outstanding voting securities would also require approval of the SEC under PUHCA.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See "Quantitative and Qualitative Disclosure About Market Risk" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOSSARY

Afton.....................................	Afton Generating Station
AFUDC.................................	Allowance For Funds Used During Construction
Albuquerque.........................	City of Albuquerque, New Mexico
ALJ........................................	Administrative Law Judge
Anaheim...............................	City of Anaheim, California
APS.......................................	Arizona Public Service Company
ARO......................................	Asset Retirement Obligation
AR Securitization.................	Accounts Receivable Securitization
BNCC....................................	BHP Navajo Coal Company
Board.....................................	Board of Directors
BTU.......................................	British Thermal Unit
Cal ISO..................................	California System Operator
Cal PX...................................	California Power Exchange
Cascade.................................	Cascade Investment, LLC
Clean Air Act.......................	The Clean Air Act Amendments of 1990
Congress...............................	United States Congress
Decatherm............................	1,000,000 BTUs
Delta......................................	Delta-Person Limited Partnership, a New Mexico limited partnership
DOE......................................	United States Department of Energy
DOJ.......................................	United States Department of Justice
DOL......................................	United States Department of Labor
DRP.......................................	Director Retainer Plan
EIP.........................................	Eastern Interconnection Project
EPE........................................	El Paso Electric Company
EPA.......................................	United States Environmental Protection Agency
ERCOT..................................	Electric Reliability Council of Texas
ERISA....................................	Employee Retirement Income Security Act
FASB.....................................	Financial Accounting Standards Board
Farmington...........................	City of Farmington, New Mexico
FERC.....................................	Federal Energy Regulatory Commission
Four Corners.........................	Four Corners Power Plant
FPL........................................	FPL Energy New Mexico Wind, LLC
GAAP....................................	Generally Accepted Accounting Principles in the United
States of America
Gathering Company............	Sunterra Gas Gathering Company, a wholly‑owned subsidiary of PNM Resources, Inc.
GCT.......................................	Grand Canyon Trust
Great Southwestern.............	Great Southwestern Construction, Inc.
Holding Company................	PNM Resources, Inc.

IRS.........................................
ISO........................................	Independent System Operator
KW........................................	Kilowatt
KWh......................................	Kilowatt Hour
LIBOR...................................	London Interbank Offered Rate
Lordsburg.............................	Lordsburg Generating Station
Los Alamos...........................	The County of Los Alamos, New Mexico
Luna......................................	Luna Energy Facility
Merchant Plant.....................	Wholesale power plant that sells energy on the open market
Moody's.................................	Moody's Investor Services, Inc.
MW.......................................	Megawatt
MWh.....................................	Megawatt Hour
Navajo Acts..........................	Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act, and the Navajo Nation Pesticide Act
Ninth Circuit........................	United States Court of Appeals for the Ninth Circuit
NMED...................................	New Mexico Environment Department
NMPRC.................................	New Mexico Public Regulation Commission, successor to the NMPUC
NMPUC................................	New Mexico Public Utility Commission
NNHPD................................	Navajo Nation Historic Preservation Department
NOPR....................................	Notice of Proposed Rulemaking
NRC......................................	United States Nuclear Regulatory Commission
NSPS.....................................	New Source Performance Standards
NSR.......................................	New Source Review
Nuclear Waste Act...............	Nuclear Waste Policy Act of 1982, as amended in 1987
OPEB.....................................	Postemployment Benefits Other than Pension Plans
O&M.....................................	Operations and Maintenance Expense
PCBs......................................	Pollution Control Bonds
PEP........................................	Omnibus Performance Equity Plan
PGAC....................................	PNM's Purchased Gas Adjustment Clause
PG&E....................................	Pacific Gas and Electric Co.
PNM......................................	Public Service Company of New Mexico
PPA.......................................	Power Purchase Agreement
PSD.......................................	Prevention of Significant Deterioration
PSP........................................	Performance Stock Plan
Processing Company............	Sunterra Gas Processing Company, a wholly‑owned subsidiary of PNM Resources, Inc.
PUCT....................................	Public Utility Commission of Texas
PUHCA.................................	The Public Utility Holding Company Act of 1935
PVNGS..................................	Palo Verde Nuclear Generating Station
RCRA....................................	Resource Conservation and Recovery Act
REA.......................................	Renewable Energy Act
RMRR....................................	Routine Maintenance, Repair or Replacement
RTO.......................................	Regional Transmission Organization
Reeves Station.......................	Reeves Generating Station

Restructuring Act.................	New Mexico Electric Utility Industry Restructuring Act of 1999, as amended
RMC......................................	Risk Management Committee
Salt River Project..................	Salt River Project Agricultural Improvement and Power District
SCE........................................	Southern California Edison Company
SCPPA..................................	Southern California Public Power Authority
SDG&E..................................	San Diego Gas and Electric Company
SEC........................................	United States Securities and Exchange Commission
SESCO...................................	San Angelo Electric Service Company
SFAS......................................	Statement of Financial Accounting Standards
SJCC......................................	San Juan Coal Company
SJGS.......................................	San Juan Generating Station
SMA......................................	Supply Margin Assessment
SPS........................................	Southwestern Public Service Company
SUNs.....................................	Senior Unsecured Notes
S&P.......................................	Standard and Poor's Ratings Services
TCEQ....................................	Texas Commission on Environmental Quality
TNMP....................................	Texas‑New Mexico Power Company
TNP.......................................	TNP Enterprises, Inc.
Therm....................................	Natural gas component of gas revenues
Throughput..........................	Volumes of gas delivered, whether or not owned by the Company
Tri-State................................	Tri-State Generation and Transmission Association, Inc.
Tucson...................................	Tucson Electric Power Company
UAMPS.................................	Utah Associated Municipal Power Systems
USBR.....................................	United States Bureau of Reclamation
USEC.....................................	United States Enrichment Corporation
USFS......................................	United States Forest Service
VAR......................................	Value at Risk
WestConnect........................	WestConnect RTO, LLC
WSPP....................................	Western Systems Power Pool

                                                                                                       INDEX

Page

Glossary	F‑1
Management's Annual Report on Internal Control Over Financial Reporting	F-5
Report of Independent Registered Public Accounting Firm	F‑7
Financial Statements:
PNM Resources, Inc. and Subsidiaries
Consolidated Statements of Earnings	F‑13
Consolidated Statements of Retained Earnings	F-14
Consolidated Balance Sheets	F‑15
Consolidated Statements of Cash Flows	F‑17
Consolidated Statements of Capitalization	F‑19
Consolidated Statements of Comprehensive Income (Loss)	F-20
Public Service Company of New Mexico and Subsidiaries
Consolidated Statements of Earnings	F-21
Consolidated Statements of Retained Earnings	F-22
Consolidated Balance Sheets	F-23
Consolidated Statements of Cash Flows	F-25
Consolidated Statements of Capitalization	F-27
Consolidated Statements of Comprehensive Income (Loss)	F-28
Notes to Consolidated Financial Statements	F‑29
Supplementary Data:
Quarterly Operating Results	F‑102
Report of Independent Registered Public Accounting Firm on Schedules	F-103
Schedule I Condensed Financial Information of Parent Company	F-104
Schedule II Valuation and Qualifying Accounts	F-107

Management's Annual Report on Internal Control Over Financial Reporting

Management of PNM Resources, Inc. and subsidiaries ("the Company") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a - 15(f) under the Securities Exchange Act of 1934, as amended.

Management assessed the effectiveness of the Company's internal control over financial reporting based on the Internal Control - Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment performed, management concludes that the Company's internal control over financial reporting was effective as of December 31, 2004.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on management's assessment of internal control over financial reporting, which is included herein.

/s/ Jeffry E. Sterba

Jeffry E. Sterba,
Chairman, President and
Chief Executive Officer

/s/ John R. Loyack

John R. Loyack,
Senior Vice President and
Chief Financial Officer

Management's Annual Report on Internal Control Over Financial Reporting

Management of Public Service Company of New Mexico and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a - 15(f) under the Securities Exchange Act of 1934, as amended.

Management assessed the effectiveness of the Company's internal control over financial reporting based on the Internal Control - Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment performed, management concludes that the Company's internal control over financial reporting was effective as of December 31, 2004.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on management's assessment of internal control over financial reporting, which is included herein.

/s/ Jeffry E. Sterba

Jeffry E. Sterba,
Chairman, President and
Chief Executive Officer

/s/ John R. Loyack

John R. Loyack,
Senior Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PNM Resources, Inc.

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that PNM Resources, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated February 25, 2005 expressed an unqualified opinion on those financial statements.

/S/ DELOITTE & TOUCHE LLP

San Francisco, California

February 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Public Service Company of New Mexico

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that Public Service Company of New Mexico` and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated February 25, 2005 expressed an unqualified opinion on those financial statements.

/S/ DELOITTE & TOUCHE LLP

San Francisco, California

February 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PNM Resources, Inc.

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of PNM Resources, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of earnings, retained earnings, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2004.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PNM Resources, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003.  As discussed in Note 10 to the consolidated financial statements, during 2003, the Company changed the actuarial valuation measurement date for the pension plan and other post-retirement benefit plans from September 30 to December 31.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

 /S/ DELOITTE & TOUCHE LLP

San Francisco, California

February 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Public Service Company of New Mexico

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Public Service Company of New Mexico and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of earnings, retained earnings, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2004.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Public Service Company of New Mexico and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003.  As discussed in Note 10 to the consolidated financial statements, during 2003, the Company changed the actuarial valuation measurement date for the pension plan and other post-retirement benefit plans from September 30 to December 31.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

 /S/ DELOITTE & TOUCHE LLP

San Francisco, California

February 25, 2005

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except per share amounts)
Operating Revenues:
Electric	$1,113,046	$ 1,097,075	$ 839,884
Gas	490,921	358,267	277,406
Other	825	311	1,404
Total operating revenues	1,604,792	1,455,653	1,118,694

Operating Expenses:
Cost of energy sold	945,309	802,670	499,751
Administrative and general	168,095	158,706	146,231
Energy production costs	146,153	140,584	149,528
Depreciation and amortization	102,221	115,649	102,409
Transmission and distribution costs	59,447	60,070	63,870
Taxes, other than income taxes	34,607	31,310	34,244
Income taxes	36,062	28,072	20,887
Total operating expenses	1,491,894	1,337,061	1,016,920
Operating income	112,898	118,592	101,774

Other Income and Deductions:
Other income	48,070	52,705	48,360
Other deductions	(8,150)	(46,153)	(12,306)
Income tax (expense) benefit	(13,185)	183	(12,144)
Net other income and deductions	26,735	6,735	23,910
Earnings before interest charges	139,633	125,327	125,684

Interest Charges:
Interest on long-term debt, net	46,702	59,429	56,409
Other interest charges	4,673	6,760	5,003
Net interest charges	51,375	66,189	61,412

Preferred Stock Dividend Requirements of Subsidiary	572	586	586

Net Earnings Before Cumulative Effect of Changes in
Accounting Principles	87,686	58,552	63,686

Cumulative Effect of Changes in Accounting Principles
Net of Tax of $23,999	-	36,621	-

Net Earnings	$ 87,686	$ 95,173	$ 63,686

Net Earnings per Common Share:
Basic	$ 1.45	$ 1.60	$ 1.09
Diluted	$ 1.43	$ 1.58	$ 1.07

Dividends Paid per Share of Common Stock	$ 0.63	$ 0.61	$ 0.57

The accompanying notes are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
	Year Ended December 31,
	2004	2003	2002
	(In thousands)

Balance at Beginning of Year	$ 503,069	$ 444,651	$ 415,388
Net earnings	87,686	95,173	63,686
Dividends:
Common stock	(40,189)	(36,755)	(34,423)

Balance at End of Year	$ 550,566	$ 503,069	$ 444,651

The accompanying notes are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2004	2003
	(In thousands)
ASSETS
Utility Plant:
Electric plant in service	$2,488,961	$2,419,162
Gas plant in service	680,487	630,949
Common plant in service and plant held for future use	140,818	130,547
	3,310,266	3,180,658
Less accumulated depreciation and amortization	1,135,510	1,063,645
	2,174,756	2,117,013
Construction work in progress	124,381	133,317
Nuclear fuel, net of accumulated amortization of $16,448 and $15,995	25,449	25,917

Net utility plant	2,324,586	2,276,247

Other Property and Investments:
Investment in lessor notes	308,680	330,339
Other investments	139,848	114,273
Non-utility property, net of accumulated depreciation of $1,773 and $1,755	1,437	1,455

Total other property and investments	449,965	446,067

Current Assets:
Cash and cash equivalents	17,195	12,694
Accounts receivables, net of allowance for uncollectible accounts
of $1,329 and $9,284	96,600	68,258
Unbilled revenues	104,708	82,899
Other receivables	48,393	47,042
Inventories	41,352	40,799
Regulatory assets	3,339	15,436
Other current assets	51,967	38,835

Total current assets	363,554	305,963

Deferred charges:
Regulatory assets	217,196	215,416
Prepaid pension cost	87,336	85,782
Other deferred charges	44,998	49,154

Total deferred charges	349,530	350,352
	$3,487,635	$3,378,629

The accompanying notes are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2004	2003
	(In thousands)

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders' equity:
Common stock outstanding (no par value, 120,000,000 shares authorized:
issued 60,464,595 and 60,388,496 at December 31, 2004 and 2003, respectively)	$ 638,826	$ 647,722
Accumulated other comprehensive loss, net of tax	(89,813)	(73,487)
Retained earnings	550,566	503,069

Total common stockholders' equity	1,099,579	1,077,304
Cumulative preferred stock of subsidiary without mandatory redemption
($100 par value, 10,000,000 shares authorized: issued 115,293 and 128,000
at December 31,2004 and 2003, respectively)	11,529	12,800
Long-term debt	987,823	987,210

Total capitalization	2,098,931	2,077,314

Current Liabilities:
Short-term debt	94,700	125,918
Accounts payable	117,645	86,155
Accrued interest and taxes	15,796	23,477
Other current liabilities	128,476	110,031

Total current liabilities	356,617	345,581

Deferred Credits:
Accumulated deferred income taxes	284,528	250,098
Accumulated deferred investment tax credits	35,360	38,462
Regulatory liabilities	327,419	316,384
Asset retirement obligations	50,361	46,416
Additional minimum pension liability	164,801	128,825
Accrued postretirement benefit cost	16,102	20,638
Other deferred credits	153,516	154,911

Total deferred credits	1,032,087	955,734

Commitments and Contingencies (see Note 14)	-	-
	$3,487,635	$3,378,629

The accompanying notes are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$ 87,686	$ 95,173	$ 63,686
Adjustments to reconcile net earnings to net cash flows
from operating activities:
Depreciation and amortization	131,625	144,854	115,415
Allowance for equity funds used during construction	(1,294)	(2,589)	-
Accumulated deferred income tax	39,966	90,175	44,138
Transition costs write-off	-	16,720	-
Loss on reacquired debt	-	16,576	-
Cumulative effect of a change in accounting principle	-	(60,620)	-
Net unrealized losses on trading and investment contracts	(1,640)	(1,360)	(29,513)
Wholesale credit reserve	-	(2,433)	-
Other, net	-	-	4,464
Changes in certain assets and liabilities:
Accounts receivables	(28,342)	(21,344)	2,830
Unbilled revenues	(21,809)	5,539	3,936
Accrued postretirement benefit costs	(6,089)	(14,962)	(18,986)
Other assets	(2,085)	(5,972)	(41,152)
Accounts payable	30,429	(7,317)	34,597
Accrued interest and taxes	(7,680)	(22,712)	(25,833)
Other liabilities	14,988	(1,036)	(56,223)
Net cash flows from operating activities	235,755	228,692	97,359

Cash Flows From Investing Activities:
Utility plant additions	(135,795)	(167,701)	(229,629)
Nuclear fuel additions	(9,915)	(9,503)	(10,596)
Redemption of available-for-sale investments	-	80,291	76,633
Combustion turbine payments	-	(11,136)	(29,975)
Bond purchase	-	(6,675)	(5,572)
Return of principal PVNGS lessor notes	20,292	18,360	17,531
Luna Energy investment	(13,379)	-	-
Other	(5,654)	(5,203)	(18,819)
Net cash flows from investing activities	(144,451)	(101,567)	(200,427)

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(In thousands)

Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(31,218)	(24,082)	115,000
Long-term debt borrowings	-	483,882	-
Long-term debt repayments	-	(476,572)	-
Premium on long-term debt refinancing	-	(23,905)	-
Refund costs of pollution control bonds	-	(31,427)	-
Retirement of preferred stock	(1,118)	-	-
Exercise of employee stock options	(16,430)	(9,639)	(2,412)
Dividends paid	(38,848)	(36,702)	(34,226)
Other	811	312	-
Net cash flows from financing activities	(86,803)	(118,133)	78,362

Increase (Decrease) in Cash and Cash Equivalents	4,501	8,992	(24,706)
Beginning of Year	12,694	3,702	28,408

End of Year	$ 17,195	$ 12,694	$ 3,702

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$ 46,469	$ 69,046	$ 53,041
Income taxes paid (refunded), net	$ 14,459	$ (23,154)	$ 13,541
Non Cash Transactions:
Long-term debt assumed for transmission line	$ -	$ -	$ 26,152
Pension contribution of PNM Resources, Inc. common shares	$ -	$ 28,950	$ -

The accompanying notes are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	As of December 31,
	2004	2003
	(In thousands)
Common Stock Equity:
Common Stock, no par value	$ 638,826	$ 647,722
Accumulated other comprehensive income, net of tax	(89,813)	(73,487)
Retained earnings	550,566	503,069
Total common stock equity	1,099,579	1,077,304

Cumulative Preferred Stock:
Without mandatory redemption requirements:
1965 Series, 4.58% with a stated value of $100.00 and a
current redemption price of $102.00. Outstanding shares
at December 31, 2004 and 2003 were 115,293 and 128,000, respectively	11,529	12,800

Long-Term Debt:
Issue and Final Maturity
First Mortgage Bonds, Pollution Control Revenue Bonds:
5.7% due 2016	65,000	65,000

Senior Unsecured Notes, Pollution Control Revenue Bonds:
6.30% due 2016	77,045	77,045
5.75% due 2022	37,300	37,300
5.80% due 2022	100,000	100,000
6.375% due 2022	90,000	90,000
6.30% due 2026	23,000	23,000
6.60% due 2029	11,500	11,500
2.10% due 2033	46,000	46,000
2.10% due 2033	100,000	100,000
4.00% due 2038	36,000	36,000
Total Senior Unsecured Notes, Pollution Control Revenue Bonds	520,845	520,845

Senior Unsecured Notes:
4.40% due 2008	300,000	300,000
7.50% due 2018	100,025	100,025
Other, including unamortized discounts	1,953	1,340

Total long-term debt	987,823	987,210
Total Capitalization	$2,098,931	$ 2,077,314

The accompanying notes are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2004	2003	2002
	(In thousands)

Net Earnings	$87,686	$95,173	$ 63,686
Other Comprehensive Income (Loss):

Unrealized gain (loss) on securities:
Unrealized holding gains arising during the period,
net of tax (expense) benefit of $(1,212), $(1,256) and $(853)	1,849	1,916	1,303
Reclassification adjustment for losses included in net income,
net of tax (expense) benefit of $745, $440 and $602	(1,137)	(672)	(919)

Additional Minimum pension liability adjustment, net of tax (expense) benefit
of $14,415, $(6,284) and $36,085	(21,996)	9,589	(55,061)

Mark-to-market adjustment for certain derivative transactions:
Change in fair market value of designated cash flow hedges,
net of tax (expense) benefit of $(3,567), $(6,816) and $(6,790)	5,443	10,401	(10,361)
Reclassification adjustment for losses included in net income,
net of tax (expense) benefit of $318, $0 and $450	(485)	-	(687)

Total Other Comprehensive Income (Loss)	(16,326)	21,234	(65,725)

Total Comprehensive Income (Loss)	$71,360	$116,407	$ (2,039)

The accompanying notes are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Operating Revenues:
Electric	$ 1,113,046	$ 1,097,075	$ 839,884
Gas	490,921	358,267	277,406
Total operating revenues	1,603,967	1,455,342	1,117,290

Operating Expenses:
Cost of energy sold	945,186	802,650	498,941
Administrative and general	165,942	160,200	140,500
Energy production costs	146,153	140,584	149,528
Depreciation and amortization	99,633	113,921	101,689
Transmission and distribution costs	59,447	61,169	63,870
Taxes, other than income taxes	31,270	29,670	31,333
Income taxes	37,964	28,262	22,774
Total operating expenses	1,485,595	1,336,456	1,008,635
Operating income	118,372	118,886	108,655

Other Income and Deductions:
Other income	47,727	48,755	40,446
Other deductions	(5,497)	(39,625)	(15,059)
Income tax expense	(14,733)	(2,328)	(10,096)
Net other income and deductions	27,497	6,802	15,291
Earnings before interest charges	145,869	125,688	123,946

Interest Charges:
Interest on long-term debt, net	49,015	59,013	56,409
Other interest charges	4,416	6,697	5,321
Net interest charges	53,431	65,710	61,730

Net Earnings Before Cumulative Effect of Changes in
Accounting Principles	92,438	59,978	62,216

Cumulative Effect of Changes in Accounting Principles,
Net of tax of $23,999	-	36,621	-

Net Earnings	92,438	96,599	62,216
Preferred Stock Dividend Requirements	572	586	586

Net Earnings Available for Common Stock	$ 91,866	$ 96,013	$ 61,630

The accompanying notes are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Balance at Beginning of Year	$ 302,589	$ 256,157	$ 288,388
Net earnings	92,438	96,599	62,216
Dividends:
Cumulative preferred stock	(572)	(586)	(586)
Dividends to Parent:
Assets	-	-	(34,880)
Cash	(23,000)	(49,581)	(58,981)

Balance at End of Year	$ 371,455	$ 302,589	$ 256,157

The accompanying notes are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2004	2003
	(In thousands)
ASSETS
Utility Plant:
Electric plant in service	$ 2,488,961	$ 2,419,162
Gas plant in service	680,487	630,949
Common plant in service and plant held for future use	97,369	92,809
	3,266,817	3,142,920
Less accumulated depreciation and amortization	1,125,444	1,055,251
	2,141,373	2,087,669
Construction work in progress	110,406	120,340
Nuclear fuel, net of accumulated amortization of $16,448 and $15,995	25,449	25,917

Net utility plant	2,277,228	2,233,926

Other Property and Investments:
Investment in lessor notes	308,680	330,339
Other investments	116,134	91,273
Non-utility property	966	966

Total other property and investments	425,780	422,578

Current Assets:
Cash and cash equivalents	16,448	11,607
Accounts receivables, net of allowance for uncollectible accounts
of $1,329 and $9,284	96,600	68,258
Unbilled revenue	104,708	82,899
Other receivables	45,717	45,814
Inventories	41,246	40,791
Regulatory assets	3,339	15,436
Other current assets	39,933	28,089

Total current assets	347,991	292,894

Deferred charges:
Regulatory assets	217,196	215,416
Prepaid pension cost	87,336	85,782
Other deferred charges	38,199	48,708

Total deferred charges	342,731	349,906
	$ 3,393,730	$ 3,299,304

The accompanying notes are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2004	2003
	(In thousands)
CAPITALIZATION AND LIABILITIES
Capitalization:
Common Stockholder's Equity:
Common stock outstanding ($5 par value, 40,000,000 shares authorized: issued
39,117,799 at December 31, 2004 and 2003)	$ 195,589	$ 195,589
Paid-in capital	556,761	556,608
Accumulated other comprehensive loss, net of tax	(89,813)	(73,487)
Retained earnings	371,455	302,589

Total common stockholder's equity	1,033,992	981,299
Cumulative preferred stock without mandatory redemption requirements
($100 par value, 10,000,000 shares authorized: issued 115,293 and 128,000 at
December 31, 2004 and 2003, respectively)	11,529	12,800
Long-term debt	987,676	987,210

Total capitalization	2,033,197	1,981,309

Current Liabilities:
Short-term debt	60,400	124,900
Accounts payable	116,763	78,313
Intercompany accounts payable	38,700	73,571
Accrued interest and taxes	28,783	8,879
Other current liabilities	91,765	83,823

Total current liabilities	336,411	369,486

Deferred Credits:
Accumulated deferred income taxes	278,907	246,282
Accumulated deferred investment tax credits	35,360	38,462
Regulatory liabilities	327,419	316,384
Asset retirement obligations	50,361	46,416
Additional minimum pension liability	164,801	128,825
Accrued postretirement benefit cost	16,102	20,638
Other deferred credits	151,172	151,502

Total deferred credits	1,024,122	948,509

	$ 3,393,730	$ 3,299,304

The accompanying notes are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$ 92,438	$ 96,599	$ 62,216
Adjustments to reconcile net earnings to net cash flows
from operating activities:
Depreciation and amortization	129,018	143,940	114,695
Allowance for equity funds used during construction	(1,228)	(2,551)	-
Accumulated deferred income tax	38,162	82,799	46,207
Transition costs write-off	-	16,720	-
Loss on reacquired debt	-	16,576	-
Cumulative effect of a change in accounting principle	-	(60,620)	-
Net unrealized (gains) losses on trading and investment contracts	(1,640)	(1,360)	(29,513)
Wholesale credit reserve	-	(2,433)	-
Other, net	-	-	6,305
Changes in certain assets and liabilities:
Accounts receivables	(28,342)	(21,344)	2,830
Unbilled revenues	(21,809)	5,539	3,936
Accrued postretirement benefit costs	(6,090)	(14,962)	(18,986)
Other assets	7,104	(3,716)	(93,863)
Accounts payable	37,388	(12,905)	30,510
Accrued interest and taxes	19,905	(27,572)	(35,572)
Other liabilities	662	(20,811)	(28,371)
Net cash flows from operating activities	265,568	193,899	60,394

Cash Flows From Investing Activities:
Utility plant additions	(128,236)	(159,322)	(209,225)
Nuclear fuel additions	(9,915)	(9,503)	(10,596)
Redemption of available-for-sale investments	-	-	45,621
Combustion turbine payments	-	(11,136)	(29,975)
Eastern Interconnect Project buyout	-	(36,925)	-
Return of principal PVNGS lessor notes	20,292	18,360	17,531
Purchase of bond investment	(12,247)	-	-
Other	(6,218)	(3,697)	(2,122)
Net cash flows from investing activities	(136,324)	(202,223)	(188,766)

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(64,500)	(25,100)	-
Long-term debt borrowings	-	483,780	115,000
Long-term debt repayments	-	(450,420)	-
Premium on long-term debt refinancing	-	(23,905)	-
Refund costs of pollution control bonds	-	(31,427)	-
Equity contribution from parent	-	126,053	-
Retirement of preferred stock	(1,118)	-	-
Dividends paid	(23,586)	(49,581)	(58,981)
Other	(328)	(223)	108
Change in intercompany accounts	(34,871)	(12,340)	58,311
Net cash flows from financing activities	(124,403)	16,837	114,438
Increase (Decrease) in Cash and Cash Equivalents	4,841	8,513	(13,934)
Beginning of Year	11,607	3,094	17,028
End of Year	$ 16,448	$ 11,607	$ 3,094

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$ 49,937	$ 67,500	$ 53,350
Income taxes paid (refunded), net	$ 18,002	$ (5,084)	$ 9,901
Non Cash Transactions:
Non-cash dividends to parent	$ -	$ -	$ 34,880

The accompanying notes are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	As of December 31,
	2004	2003
	(In thousands)
Common Stock Equity:
Common stock outstanding, par value $5 per share	$ 195,589	$ 195,589
Paid-in capital	556,761	556,608
Accumulated other comprehensive income, net of tax	(89,813)	(73,487)
Retained earnings	371,455	302,589
Total equity	1,033,992	981,299

Cumulative Preferred Stock:
Without mandatory redemption requirements:
1965 Series, 4.58% with a stated value of $100.00 and a
current redemption price of $102.00. Outstanding shares
at December 31, 2004 and 2003 were 115,293 and 128,000, respectively	11,529	12,800

Long-Term Debt:
Issue and Final Maturity
First Mortgage Bonds, Pollution Control Revenue Bonds:
5.7% due 2016	65,000	65,000

Senior Unsecured Notes, Pollution Control Revenue Bonds:
6.30% due 2016	77,045	77,045
5.75% due 2022	37,300	37,300
5.80% due 2022	100,000	100,000
6.375% due 2022	90,000	90,000
6.30% due 2026	23,000	23,000
6.60% due 2029	11,500	11,500
2.10% due 2033	46,000	46,000
2.10% due 2033	100,000	100,000
4.00% due 2038	36,000	36,000
Total Senior Unsecured Notes, Pollution Control Revenue Bonds	520,845	520,845

Senior Unsecured Notes:
4.40% due 2008	300,000	300,000
7.50% due 2018	100,025	100,025
Other, including unamortized discounts	1,806	1,340

Total long-term debt	987,676	987,210
Total Capitalization	$ 2,033,197	$ 1,981,309

The accompanying notes are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2004	2003	2002
	(In thousands)

Net Earnings	$ 91,866	$ 96,013	$ 61,630
Other Comprehensive Income (Loss):

Unrealized gain (loss) on securities:
Unrealized holding gains arising from the period,
net of tax (expense) benefit of $(1,212), $(1,545) and $(563)	1,849	2,357	861
Reclassification adjustment for gains included in net income,
net of tax (expense) benefit of $745, $440 and $602	(1,137)	(672)	(919)

Additional Minimum pension liability adjustment, net of tax (expense) benefit
of $14,415, $(6,284) and $36,085	(21,996)	9,589	(55,061)

Mark-to-market adjustment for certain derivative transactions:
Change in fair market value of designated cash flow hedges,
net of tax (expense) benefit of $(3,567), $(6,140) and $6,113	5,443	9,369	(9,328)
Reclassification adjustment for losses included in net income,
net of tax (expense) benefit of $318, $0 and $450	(485)	-	(687)

Total Other Comprehensive Income (Loss)	(16,326)	20,643	(65,134)

Total Comprehensive Income (Loss)	$ 75,540	$116,656	$ (3,504)

The accompanying notes are an integral part of these financial statements.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 December 31, 2004, 2003 and 2002

(1)     Summary of the Business and Significant Accounting Policies

Nature of Business

The Holding Company is an investor-owned holding company of energy and energy related businesses.  Its principal subsidiary, PNM, is an integrated public utility primarily engaged in the generation, transmission, distribution and sale and marketing of electricity; transmission, distribution and sale of natural gas within the State of New Mexico and the sale and marketing of electricity in the Western United States.  In addition, the Holding Company provides energy and utility related services under its wholly-owned subsidiary, Avistar.  The Holding Company trades on the New York Stock Exchange under the symbol PNM.

Presentation

 The Consolidated Financial Statements and the Notes thereto for the Holding Company and Subsidiaries and PNM and Subsidiaries are presented on a combined basis.  The business of PNM constitutes substantially all of the business of the Company.  Therefore, the results of operations of PNM are virtually identical to the consolidated results of the Holding Company and all of its subsidiaries.  For discussion purposes, this report will use the term "Company" when discussing matters of common applicability to the Holding Company and Subsidiaries and PNM.  Readers of the Consolidated Financial Statements and the Notes thereto should assume that the information presented applies to consolidated results of operations of both the Holding Company and its subsidiaries, including PNM, except where the context or references clearly indicate otherwise.  Discussions regarding specific contractual obligations generally reference the company that is legally obligated. In the case of contractual obligations of PNM, these obligations are consolidated with the Holding Company and its subsidiaries under GAAP.  Broader operational discussions refer to the Company.

The Holding Company was established as the holding company in 2001 and at that time, was exempt from regulation under PUHCA.  In April 2004, however, the SEC staff informed PNM Resources, Inc. that, because of an SEC ruling in 2003, the level of interstate power sales by PNM, its utility subsidiary, did not allow the Holding Company to continue to claim exemption from registration.

On December 30, 2004, PNM Resources became a registered holding company under PUHCA.  As a result of the requirement to register as a holding company, PNM Resources created PNMR Services Company, a wholly-owned services company, which began operation on January 1, 2005, subject to final approval of a services company application filed with the SEC in January 2005.

The Holding Company performed substantially all of the corporate activities of PNM from 2001 to 2004.  These activities were billed to PNM on a cost basis to the extent they were for the corporate management of PNM and are allocated to the operating segments.  The services functions previously performed by the Holding Company have been assumed by PNMR Services Company effective January 1, 2005.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

The Company maintains its accounting records in accordance with the uniform system of accounts prescribed by the FERC and the National Association of Regulatory Utility Commissioners, and adopted by the NMPRC.

The Company's accounting policies conform to the provisions of SFAS No. 71, as amended, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71").  SFAS 71 requires a rate-regulated entity to reflect the effects of certain regulatory decisions in its financial statements.  In accordance with SFAS 71, the Company has deferred certain costs and recorded certain liabilities pursuant to the rate actions of the FERC, and the NMPRC.  These "regulatory assets" and "regulatory liabilities" are enumerated and discussed in Note 3.

The Company discontinued the application of SFAS 71 as of December 31, 1999, for the generation portion of its business effective with the passage of the Restructuring Act in accordance with SFAS 101, "Accounting for the Discontinuation of Application of FASB Statement No. 71".  In 2002, the Company and several other parties signed the Global Electric Agreement that provided for a five-year rate path for the Company's New Mexico jurisdictional customers beginning in September 2003 (see Note 14 for further discussion).  In response to the Global Electric Agreement, the New Mexico Legislature repealed the Restructuring Act.  As a result, the Company re-applied SFAS 71 to its generation portion of its business during the first quarter of 2003 as a result of NMPRC approval of the Global Electric Agreement in January 2003.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and subsidiaries in which it owns a majority voting interest.  Corporate administrative and general expenses, which represent costs that are driven primarily by corporate level activities, are allocated to the business segments.  There were no other significant intercompany transactions between the Holding Company and PNM in 2004 or 2003, except for the common dividend, and consolidation of PVNGS Capital Trust.  All significant intercompany transactions and balances have been eliminated.

The Company adopted SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150") effective in May 2003.  SFAS 150 established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity.  Under SFAS 150, issuers are required to classify as liabilities a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.  Upon adoption, the Company reclassified approximately $10.0 million from minority interest to other deferred credits on its consolidated balance sheets.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

Financial Statement Preparation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual recorded amounts could differ from those estimated.

Cash and Cash Equivalents

All liquid investments with maturities of three months or less at the date of purchase are considered cash equivalents.

Utility Plant

Utility plant is stated at cost, which includes capitalized payroll‑related costs such as taxes, pension and other fringe benefits, administrative costs, an allowance for funds used during construction as deemed appropriate.

It is Company policy to charge repairs and minor replacements of property to maintenance expense and to charge major replacements to utility plant. Gains or losses resulting from retirements or other dispositions of regulated property in the normal course of business are credited or charged to the accumulated provision for depreciation.

Allowance For Funds Used During Construction

As provided by the uniform systems of accounts, AFUDC is charged to utility plant.  AFUDC represents the cost of borrowed funds (allowance for borrowed funds used during construction) and a return on other funds (allowance for equity funds used during construction).

The calculation of AFUDC should be performed if its subsequent inclusion in allowable costs for rate-making purposes is probable.  In 2004 and 2003, PNM recorded $3.0 million and $3.9 million, respectively, of AFUDC on certain construction projects.  PNM did not record AFUDC on construction projects in 2002.

Capitalized Interest

SFAS No. 34, "Capitalization of Interest Costs," requires that interest cost be capitalized as part of the historical cost of acquiring certain assets and is calculated using only the cost of borrowing. Under GAAP, interest can only be capitalized on non-SFAS 71 assets. PNM capitalizes interest on its generation projects not included in rate base that are under construction and software costs.  The rate used for capitalization is the rate for borrowings specific to the project.  If there are no specific borrowings, the weighted average borrowing rate for the Company is used.  PNM has not borrowed any funds specifically for any projects; therefore interest was capitalized at the overall weighted average borrowing rate of 5.2%, 6.4% and 6.6% for 2004, 2003 and 2002, respectively.  PNM's capitalized interest was $1.0 million, $1.2 million and $6.4 million in 2004, 2003 and 2002, respectively.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

Inventories

Inventory consists principally of materials and supplies, natural gas held in storage for eventual resale, and coal held for use in electric generation.

Generally, materials and supplies include the costs of transmission, distribution and generating plant materials.  Materials and supplies are charged to inventory when purchased and are expensed or capitalized as appropriate when issued.  Materials and supplies are valued using an average costing method.  Obsolete materials and supplies are immediately expensed when identified.

Gas in underground storage is valued using a weighted average inventory method.  Withdrawals are charged to sales service customers through the PGAC.  Adjustments to gas in underground storage due to underground movement of gas are charged to the PGAC and are based on a NMPRC pre-approved percentage of injections.

Coal is valued using a rolling weighted average costing method that is updated based on the current period cost per tons.  Periodic aerial surveys are performed and any material adjustments are recorded as identified.

Inventories consisted of the following at December 31, (in thousands).

	2004	2003

Coal	$9,802	$11,282
Gas in underground storage	5,324	4,295
Materials and supplies	26,226	25,222
	$41,352	$40,799

Investments

The Company's investments are comprised of United States, state, and municipal government obligations and corporate securities.  Investments with maturities of less than one year are considered short-term and are carried at fair value.  All investments are held in the Company's name and are in the custody of major financial institutions.  The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income and expense.  At December 31, 2004 and 2003, substantially all of the Company's investments were classified as available for sale.  Unrealized gains and losses on these investments are included in other comprehensive income, net of any related tax effect.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

The Company maintains an enhanced cash management program that holds equity securities classified as trading.  Unrealized gains and losses on these investments are recorded in other income and deductions.

Revenue Recognition

The Company's Utility Operations record electric and gas operating revenues in the period of delivery, which includes estimated amounts for service rendered but unbilled at the end of each accounting period.

The determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month.  At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated.  Unbilled electric revenue is estimated based on the daily generation volumes, estimated customer usage by class, weather factors, line losses and applicable customer rates based on regression analyses reflecting historical trends and experience.

The Company purchases gas on behalf of sales-service customers while other marketers or producers purchase gas on behalf of transportation-service customers.  The Company collects a cost of service revenue for the transportation, delivery, and customer service provided to these customers.  Sales-service tariffs are subject to the terms of the PGAC and billed under a cycle-bill basis.  Transportation service customers are metered and billed on the last day of the month.  Therefore, the Company estimates unbilled decatherms and records cost of service and PGAC revenues for sales-service customers only.

The Company's Wholesale Operations revenues are recognized in the month the energy is delivered to the customer and are based on the actual amounts supplied to the customer.  However, in accordance with the WSPP contract, these revenues are billed in the month subsequent to their delivery.  Consequently, wholesale revenues for the last month in any reporting period are unbilled when reported.

Wholesale electricity sales are recorded as operating revenues while the Wholesale electricity purchases are recorded as costs of energy sold.  These amounts were recorded on a gross basis, because the Company does not act as an agent or broker for these merchant energy contracts but takes title and has the risks and rewards of ownership.  Effective October 1, 2003, non-normal derivative contracts that are net settled or "booked-out" are recorded net in operating revenues.  A book-out is the planned or unplanned netting of off-setting purchase and sale transactions.  A book-out is a transmission mechanism to reduce congestion on the transmission system or administrative burden (see further discussion in Financial Instruments in this same footnote).  The adoption of EITF Issue 03-11 "Reporting Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes" ("EITF 03-11") affected the comparability of 2003 Consolidated Financial Statements to those of prior years.  The Consolidated Statements of Income for 2002 were not reclassified.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

The Company enters into merchant energy contracts to take advantage of market opportunities associated with the purchase and sale of electricity.  Unrealized gains and losses resulting from the impact of price movements on the Company's derivative energy contracts that are not designated normal purchases and sales or hedges are recognized as adjustments to Wholesale Operations operating revenues.  The market prices used to value these transactions reflect management's best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments.

Depreciation and Amortization

Provision for depreciation and amortization of utility plant is made based upon rates approved by the NMPRC. The average rates used are as follows:

	2004	2003	2002

Electric plant	3.07%	3.33%	3.42%
Gas plant	2.87%	2.96%	3.02%
Common plant	8.08%	8.38%	7.34%

The provision for depreciation of certain equipment is charged to depreciation expense and allocated to construction projects based on the use of the equipment. Depreciation of non‑utility property is computed based on the straight‑line method. Amortization of nuclear fuel is computed based on the units of production method.

Decommissioning Costs

Accounting for decommissioning costs for nuclear and fossil-fuel generation involves significant estimates related to costs to be incurred many years in the future after plant closure.  Changes in these estimates could significantly impact the Company's financial position, results of operations and cash flows.  The Company owns and leases nuclear and fossil-fuel facilities that are within and outside of its retail service areas.  The Company adopted the accounting requirements of "Accounting for Asset Retirement Obligations" ("SFAS 143") on January 1, 2003 (see Note 13).  Under SFAS 143, the Company is only required to recognize and measure decommissioning liabilities for tangible long-lived assets for which a legal obligation exists.  Adoption of the statement changed the Company's method of accounting for both nuclear generation decommissioning and fossil-fuel generation decommissioning.  Nuclear decommissioning costs are based on site-specific estimates of the costs for removing all radioactive and other structures at the site.  PVNGS Unit 3 is currently excluded from the Company's retail rates base while PVNGS Units 1 and 2 are included in the Company's retail rates.  The Company collects a provision for ultimate decommissioning of PVNGS Units 1 and 2 in its rates and recognizes a corresponding expense and liability for these amounts.  Fossil-fuel decommissioning costs are also approved by the NMPRC as a component of the Company's depreciation rates.  The Company believes that it will continue to be able to collect for its legal asset retirement obligations for nuclear and fossil-fuel generation activities included in the ratemaking process.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

In addition, the Company has a contractual obligation with the PVNGS participants to fund separately the nuclear decommissioning at a level in excess of what the Company has identified as its legal asset retirement obligation under SFAS 143.  The contractual funding obligation is based on a site-specific estimate prepared by a third party.  The Company's most recent site-specific estimates for nuclear decommissioning costs were developed in 2001, using 2001 cost factors, and are based on prompt dismantlement decommissioning, reflecting the costs of removal discussed above, with such removal occurring shortly after operating license expiration.  The Company's share of the contractual funding obligation through the end of the licensing terms is approximately $201.0 million (measured in 2001 dollars).  The estimates are subject to change based on a variety of factors, including cost escalation, changes in technology applicable to nuclear decommissioning and changes in federal, state or local regulations.  The operating licenses for PVNGS Units 1, 2 and 3 will expire in 2025, 2026, and 2027, respectively.  The Company does not have a similar contractual funding obligation related to its fossil-fuel plants.

Amortization of Debt Acquisition Costs

Discount, premium and expense related to the issuance of long‑term debt are amortized over the lives of the respective issues.  In connection with the early retirement of long‑term debt, such amounts associated with resources subject to NMPRC regulation are amortized over the lives of the respective issues.  Amounts associated with the Company's firm‑requirements wholesale customers and its resources excluded from NMPRC retail rates are recognized immediately as expense or income as they are incurred.

Financial Instruments

The Company implemented SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), as amended.  SFAS 133, as amended, establishes accounting and reporting standards requiring derivative instruments to be recorded in the balance sheet as either an asset or liability measured at their fair value.  SFAS 133, as amended, also requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting or normal purchase and sale criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.  SFAS 133, as amended, provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.  The results of hedge ineffectiveness and the change in fair value of a derivative that an entity has chosen to exclude from hedge effectiveness are required to be presented in current earnings.  All energy contracts marked-to-market under EITF 98-10 were subject to mark-to-market accounting upon adoption of SFAS 133.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

In October 2002, the EITF reached a final consensus on EITF 02-3, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" and SFAS 133 that rescinded EITF 98-10 and required that all energy contracts held for trading purposes be presented on a net margin basis in the statement of earnings.  The rescission of EITF 98-10 requires that energy contracts which do not meet the definition of a derivative under SFAS 133 no longer be marked to market and recognized in current earnings.  As a result, all contracts which were marked to market under EITF 98-10 must now be accounted for under the accrual method and written back to cost with any difference included as a cumulative effect of a change in accounting principle in the period of adoption.  This transition provision was effective January 1, 2003.  The rescission of EITF 98-10 did not have a material impact on the Company's financial condition or results of operations as all contracts previously marked to market under the definition provided in EITF 98-10 also met the definition of a derivative under SFAS 133 and are properly recorded at fair value with gains and losses recorded in earnings.  The Company reviewed its energy contract portfolio to determine whether its contracts meet the definition of trading activities under EITF 02-3.  As a result, the Company has reclassified those contracts previously accounted for under EITF 98-10 to a net margin basis for the fiscal year ended December 31, 2002.  The Company will not report revenues and cost of energy sold on a net margin basis on a prospective basis as a result of the application of EITF 02-3 as none of the Company's marketing activities meet the definitions of trading activities as prescribed by EITF 02-3.  For the year ended December 31, 2002, wholesale purchases of $74.0 million were netted with electric revenues in the consolidated statement of earnings (see Note 2).

SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149") was effective for all derivative contracts entered into by the Company or modified after June 30, 2003. Under SFAS 149, the Company treats all forward electric purchases and sales contracts subject to unplanned netting or book-out by the transmission provider as derivative instruments subject to mark-to-market accounting, unless the contract qualifies for the normal exception by meeting SFAS 149's definition of a capacity contract. Under this definition, the contract cannot permit net settlement, the seller must have the resources to serve the contract and the buyer must be a load serving entity. Upon adoption, SFAS 149 did not have a material impact on the Company's financial condition or results of operations.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

EITF 03-11 was effective for the Company on October 1, 2003.  EITF 03-11 gives guidance on whether realized gains and losses on derivative contracts not held for trading purposes should be reported on a net or gross basis and concludes such classification is a matter of judgment that depends on the relevant facts and circumstances.  The Company nets all realized gains and losses on non-normal derivative transactions that do not physically deliver and that are offset by similar transactions during settlement.  For the years ended December 31, 2004 and 2003, wholesale purchases of $33.6 million and $15.0 million, respectively, were netted with electric revenues in the consolidated statements of earnings (see Note 2).

Pension and Other Postretirement Benefits

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a prescription drug benefit under Medicare, named Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.   On July 19, 2004, the Company's Board approved a resolution amending its retiree health care plan in response to Medicare Part D.  The effect of this change was to reduce expenses by $1.6 million for 2004.

In 2003, the Company changed the actuarial valuation measurement date for the pension plan and other postretirement benefits from September 30 to December 31 to better reflect the actual pension balances as of the Company's balance sheet dates and recognized a cumulative effect of a change in accounting principle decreasing earnings by $0.8 million, net of income tax benefit of $0.5 million.

Stock Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").  Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the exercise price of the granted stock option.  Restricted stock is recorded as compensation cost over the requisite vesting periods based on the market value on the date of grant.

At December 31, 2004, the Company had three stock-based employee compensation plans.  Stock options continue to be granted under only two of the plans.  These plans are described more fully in Note 11.  Had compensation expense for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the effect on the Company's pro forma net earnings and pro forma earnings per share would be as follows (in thousands, except per share data):

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

Year Ended December 31,
	2004	2003	2002

Net earnings:	$ 87,686	$ 95,173	$ 63,686
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(2,815)	(2,200)	(4,402)
Pro forma net earnings	$ 84,871	$ 92,973	$ 59,284

Earnings per share:
Basic - as reported	$ 1.45	$ 1.60	$ 1.09

Basic - pro forma	$ 1.40	$ 1.56	$ 1.01

Diluted - as reported	$ 1.43	$ 1.58	$ 1.07

Diluted - pro forma	$ 1.38	$ 1.54	$ 1.00

SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS 123R") supercedes APB 25.  SFAS 123R requires the recognition of compensation expense, over the requisite service period, in an amount equal to the fair value of share-based payments granted to employees.  The fair value of the share-based payment, excluding liability awards, is computed at the date of grant and will not be remeasured.  The fair value of liability awards will be remeasured at each reporting date through the settlement date with the change in fair value recognized as compensation expense over that period.  SFAS 123R applies to all transactions involving the issuance, by a company, of its own equity in exchange for goods or services.  SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".  SFAS 123R is effective as of June 30, 2005.  For options issued prior to December 31, 2004, the Company expects that the effect of SFAS 123R on the Company's results of operations will not be materially different from the pro forma amounts presented in the table above for the applicable time period.  The Company anticipates that the calculation of the fair value of any options issued after December 31, 2004 will not be materially different from the fair value estimated in the pro forma amounts presented in table above.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) reports a measure for accumulated changes in equity of the Company that results from transactions and other economic events other than transactions with shareholders.  The following table sets forth the changes in each component of accumulated other comprehensive income (loss):

		Additional	Mark-to-
	Unrealized	minimum	market for	Accumulated
	gain (loss)	pension	certain	other
	on	liability	derivative	comprehensive
	securities	adjustment	transactions	income (loss)
Balance at December 31, 2001	$ (1,062)	$ 30,403	$ (345)	$ 28,996
Period change in:
Additional minimum pension liability adjustment	-	55,061	-	55,061
Unrealized holding gains arising from the period	(1,303)	-	-	(1,303)
Reclassification adjustment for losses included in
net income	919	-	-	919
Change in fair market value of designated cash
flow hedges	-	-	10,361	10,361
Reclassification adjustment for losses included
in net income	-	-	687	687
Balance at December 31, 2002	(1,446)	85,464	10,703	94,721

Period change in:
Additional minimum pension liability adjustment	-	(9,589)	-	(9,589)
Unrealized holding gains arising from the period	(1,916)	-	-	(1,916)
Reclassification adjustment for losses included in
net income	672	-	-	672
Change in fair market value of designated cash
flow hedges	-	-	(10,401)	(10,401)
Balance at December 31, 2003	(2,690)	75,875	302	73,487

Period change in:
Additional minimum pension liability adjustment	-	21,996	-	21,996
Unrealized holding gains arising from the period	(1,849)	-	-	(1,849)
Change in fair market value of designated cash
flow hedges	-	-	(5,443)	(5,443)
Reclassification adjustment for losses included in
net income	1,137	-	485	1,622
Balance at December 31, 2004	$ (3,402)	$ 97,871	$ (4,656)	$ 89,813

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), which uses the asset and liability method for accounting for income taxes.  Under SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis.  Current NMPRC approved rates include the tax effects of the majority of these differences. SFAS 109 requires that rate-regulated enterprises record deferred income taxes for temporary differences accorded flow-through treatment at the direction of a regulatory commission. The resulting deferred tax assets and liabilities are recorded at the expected cash flow to be reflected in future rates.  Because the NMPRC has consistently permitted the recovery of previously flowed-through tax effects, the Company has established regulatory liabilities and assets offsetting such deferred tax assets and liabilities.  Items accorded flow-through treatment under NMPRC orders, deferred income taxes and the future ratemaking effects of such taxes, as well as corresponding regulatory assets and liabilities, are recorded in the financial statements.

Asset Impairment

The Company evaluates its tangible long-lived assets in relation to their future undiscounted cash flows to assess recoverability in accordance with SFAS 144. Impairment testing of power generation assets is performed periodically in response to changes in market conditions.  The Company considers its power generation assets used to supply jurisdictional and wholesale markets as a combined group due to its joint dispatch of these assets.  Generation assets used primarily for reliability purposes are evaluated separately as a group.  The Company did not recognize any impairment on its long-lived assets for the years 2002 through 2004.

Change in Presentation

Certain prior year amounts have been reclassified to conform to the 2004 financial statement presentation.  The December 31, 2003 Consolidated Balance Sheets of the Holding Company and PNM include a reclassification of $81.8 million from "Other deferred charges" to "Common plant in service and held for future use".  This amount of this reclassification was determined based on the Company's analysis and the Company's various plans to make these turbines operational.

(2)     Segment Information

The Holding Company is an investor-owned holding company of energy and energy related businesses.  Its principal subsidiary, PNM, is an integrated public utility primarily engaged in the generation, transmission and distribution of electricity; transmission, distribution and sale of natural gas within the State of New Mexico; and the sale and marketing of electricity in the Western United States.  In addition, the Holding Company provides energy and technology related services through its wholly owned subsidiary, Avistar.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

As it currently operates, the Company's principal business segments, whose operating results are regularly reviewed by the Company's management, are Utility Operations and Wholesale Operations.  Utility Operations include Electric Services, Gas Services and Transmission Services.  In 2003, the Company began allocating its business and results between the Electric and Wholesale segments for financial reporting purposes based on the asset allocations as mandated in the Global Electric Agreement (see Note 14).  Certain prior period amounts have been reclassified to conform to the current year presentation.  In addition, Transmission was reclassified from Electric and disclosed as its own business segment during the second quarter of 2003.

The following segment presentation is based on the methodology that the Company's management uses for making operating decisions and assessing performance of its various business activities.  As such, the following presentation reports operating results without regard to the effect of accounting or regulatory changes and similar one-time items not related to normal operations.

In addition, adjustments related to EITF Issue 02-03 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities" and 03-11 "Reporting Realized Gains and Losses on Derivative Instruments that are subject to FASB statement No. 133 and Not Held for Trading Purposes" are included in Corporate and Other.  These accounting pronouncements require a net presentation of trading gains and losses and realized gains and loss for certain non-trading derivatives.  Management evaluates wholesale operations on a gross presentation basis due to its net asset-backed marketing strategy and the importance it places on the Company's ability to repurchase and remarket previously sold capacity.

UTILITY OPERATIONS

Electric

Electric consists of the distribution and generation of electricity for retail electric customers in New Mexico.  The Company provides retail electric service to a large area of north central New Mexico, including the cities of Albuquerque and Santa Fe, and certain other areas of New Mexico.  Customer rates for retail electric service are set by the NMPRC based on the provisions of the Global Electric Agreement.

Gas

Gas distributes natural gas to most of the major communities in New Mexico, including two of New Mexico's three largest metropolitan areas, Albuquerque and Santa Fe.  The Company's customer base includes both sales-service customers and transportation-service customers.  PNM purchases natural gas in the open market and resells it at cost to its distribution customers.  As a result, increases or decreases in gas revenues resulting from wholesale gas price fluctuations do not impact the Company's consolidated gross margin or earnings.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

Transmission

The Company owns or leases transmission lines, interconnected with other utilities in New Mexico and south and east into Texas, west into Arizona, and north into Colorado and Utah.  Transmission revenues consist of sales to third parties as well as to Electric and Wholesale.

WHOLESALE OPERATIONS

Wholesale consists of the generation and sale of electricity into the wholesale market based on three product lines that include long-term contracts, forward sales and short-term sales.  The source of these sales is supply created by selling the unused capacity of jurisdictional assets as well as the capacity of the Company's wholesale plants excluded from retail rates.  Both regulated and unregulated generation is jointly dispatched in order to improve reliability, provide the most economic power to retail customers and maximize profits on any wholesale transactions.

Long-term contracts include sales to firm-requirements and other wholesale customers with multi-year arrangements.  As of December 31, 2004 these contracts ranged from 1 to 16 years with an average of 7.1 years.  Forward sales include third party purchases in the forward market that range from 1 month to 3 years.  These transactions do not qualify as normal sales and purchases as defined in SFAS 133, and thus are generally marked to market.  Short-term sales generally include spot market, hour ahead, day ahead and week ahead contracts with terms of 30 days or less.  Also included in short-term sales are sales of any excess generation not required to fulfill PNM's retail load and contractual commitments.  Short-term sales also cover the revenue credit to retail customers as specified in the Global Electric Agreement.

CORPORATE AND OTHER

On December 30, 2004, the Holding Company became a registered holding company under PUHCA.  As a result of the requirement to register as a holding company, the Holding Company created PNMR Services Company, a services company, which began operation on January 1, 2005, subject to final approval of a services company application filed with the SEC in January 2005.

The Holding Company performed substantially all of the corporate activities of PNM from 2001 to 2004.  These activities were billed to PNM on a cost basis to the extent they were for the corporate management of PNM and are allocated to the operating segments.  The services functions previously performed by the Holding Company have been assumed by PNMR Services Company effective January 1, 2005.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

Summarized financial information by business segment for the year ended December 31, 2004 is as follows:

					Corporate
	Electric	Gas	Transmission	Wholesale	& Other		Consolidated
2004:
Operating revenues:	$ 540,085	$ 490,921	$ 18,327	$ 588,243	$ (32,784)	(a)	$1,604,792
Intersegment revenues	-	-	33,024	-	(33,024)		-
Total revenues	540,085	490,921	51,351	588,243	(65,808)		1,604,792
Less: Cost of energy	212,422	343,219	7,119	449,059	(66,510)		945,309
Intersegment energy transfer	(42,769)	-	-	42,769	-		-
Gross margin	370,432	147,702	44,232	96,415	702		659,483
Operating expenses	236,569	97,412	21,613	46,442	6,266		408,302
Depreciation and amortization	52,214	18,894	10,836	14,809	5,468		102,221
Income taxes	20,779	8,063	2,362	8,537	(3,679)		36,062
Operating income	60,870	23,333	9,421	26,627	(7,353)		112,898

Interest Income	27,396	2,253	1,049	5,468	1,840		38,006
Other income/(deductions)	1,832	190	213	1,640	(2,533)		1,342
Other income taxes	11,572	967	500	2,814	(2,668)		13,185
Net interest charges	29,164	11,029	5,817	13,601	(8,236)		51,375
Segment net income (loss)	$ 49,362	$ 13,780	$ 4,366	$ 17,320	$ 2,858		$ 87,686

Total assets	$1,466,783	$512,538	$297,249	$430,493	$780,572		$3,487,635
Gross property additions	$72,689	$35,725	$16,289	$8,083	$14,218		$147,004

(a)     Reflects EITF 03-11 impact, under which certain wholesale revenues and the associated cost of energy of  $33.6 million are reclassified to a net margin basis in accordance with GAAP.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

Summarized financial information by business segment for the year ended December 31, 2003 is as follows:

					Corporate
	Electric	Gas	Transmission	Wholesale	& Other		Consolidated
2003:
Operating revenues:	$ 541,011	$ 358,267	$ 19,453	$ 551,625	$ (14,703)	(a)	$1,455,653
Intersegment revenues	-	-	32,499	1,535	(34,034)		-
Total revenues	541,011	358,267	51,952	553,160	(48,737)		1,455,653
Less: Cost of energy	206,011	228,345	4,255	413,089	(49,030)		802,670
Intersegment energy transfer	(34,760)	-	-	34,760	-		-
Gross margin	369,760	129,922	47,697	105,311	293		652,983
Operating expenses	229,854	97,133	22,885	47,932	(7,134)		390,670
Depreciation and amortization	63,428	22,186	10,104	14,230	5,701		115,649
Income taxes	20,484	(1,110)	3,224	10,922	(5,448)		28,072
Operating income	55,994	11,713	11,484	32,227	7,174		118,592

Interest Income	28,703	2,437	(34)	5,493	5,227		41,826
Other income/(deductions)	4,658	587	170	1,097	(42,372)		(35,860)
Other income taxes	13,776	1,197	54	2,609	(17,819)	(b)	(183)
Net interest charges	24,737	13,406	6,566	15,562	5,918		66,189
Segment net income (loss)	$ 50,842	$ 134	$ 5,000	$ 20,646	$ (18,070)	(b)	$ 58,552

Total assets	$1,429,291	$509,111	$275,301	$425,372	$739,554		$3,378,629
Gross property additions	$74,922	$45,616	$33,901	$14,620	$8,145		$177,204

(a)     Reflects EITF 03-11 impact, under which certain wholesale revenues and the associated cost of energy of  $15.0 million are reclassified to a net margin basis in accordance with GAAP.

(b)     Includes $9.5 million write-off of transition costs, net of tax benefit of $7.2 million, due to the repeal of deregulation in New Mexico, and the $10.0 million write-off related to refinancing of long-term debt, net of tax benefit of $6.6 million, that reduced consolidated net earnings.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

Summarized financial information by business segment for the year ended December 31, 2002 is as follows:

					Corporate
	Electric	Gas	Transmission	Wholesale	& Other		Consolidated
2002:
Operating revenues:	$ 546,939	$ 277,406	$ 23,150	$ 343,780	$ (72,581)	(a)	$1,118,694
Intersegment revenues	-	-	31,950	-	(31,950)		-
Total revenues	546,939	277,406	55,100	343,780	(104,531)		1,118,694
Less: Cost of energy	194,138	144,333	3,888	262,517	(105,125)		499,751
Intersegment energy transfer	(29,155)	-	-	29,155	-		-
Gross margin	381,956	133,073	51,212	52,108	594		618,943
Operating expenses	227,153	92,025	24,613	43,147	6,935		393,873
Depreciation and amortization	59,654	20,673	8,741	8,808	4,533		102,409
Income taxes	26,779	2,703	4,699	(3,245)	(10,049)	(b)	20,887
Operating income	68,370	17,672	13,159	3,398	(825)	(b)	101,774

Interest Income	30,790	436	29	4,946	8,753		44,954
Other income/(deductions)	(3,754)	2,221	(597)	(825)	(6,531)		(9,486)
Other income taxes	10,703	1,052	(224)	1,632	(1,019)	(c)	12,144
Net interest charges	27,509	13,546	5,988	8,348	6,021		61,412
Segment net income (loss)	$ 57,194	$ 5,731	$ 6,827	$ (2,461)	$ (3,605)	(c)	$ 63,686

Total assets	$1,442,104	$563,395	$224,637	$380,436	$636,655		$3,247,227
Gross property additions	$134,483	$46,676	$15,472	$23,190	$20,404		$240,225

 (a)    Reflects EITF 02-3 impact, under which wholesale revenues and the associated cost of energy of $74.0 million are reclassified to a net margin basis in accordance with GAAP.

(b)     Includes re-alignment costs due to the negative impact on the wholesale market uncertainty of $5.3 million, net of tax benefit of $3.5 million, and severance costs due to a workforce reduction of $0.9 million, net of tax benefit of $0.6 million, which reduced consolidated operating income and net earnings.

(c)     The Company recognized a $1.5 million gain, net of tax expense of $1.0 million, from the reversal of a reserve due to the successful resolution of litigation stemming from the terminated Western Resources transaction, which was offset by a $2.7 million write-off, net of tax benefit of $1.9 million, of a transmission line project.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

(3)   Regulatory Assets and Liabilities

The Company is subject to the provisions of SFAS 71 with respect to operations regulated by the NMPRC and the FERC.  Regulatory assets represent probable future recovery of previously incurred costs, which will be collected from customers through the ratemaking process.  Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and liabilities reflected in the Consolidated Balance Sheets as of December 31, 2004 and 2003 relate to the following:

	2004	2003
	(In thousands)
Assets:
Current:
PGAC	$ -	$ 10,416
Gas Take-or-Pay Costs	3,339	5,020
Subtotal	3,339	15,436
Non-Current:
Mine Reclamation Costs	90,587	92,521
Deferred Income Taxes	71,471	70,576
Financing Costs	26,253	26,368
Loss on Reacquired Debt	19,044	20,936
Renewable Energy Certificates	3,448	-
Other	6,393	5,015
Total Deferred Assets	217,196	215,416
Total Assets	220,535	230,852

Liabilities:
Current:
PGAC	(657)	-

Non-Current:
Cost of Removal	(247,350)	(235,992)
Deferred Income Taxes	(33,020)	(35,974)
Asset retirement obligation	(30,702)	(27,976)
Unrealized gain on PVNGS decommissioning trust	(8,153)	(6,479)
PVNGS Prudence Audit	(3,931)	(4,306)
Settlement due Customers	(1,158)	(1,242)
Gain on Reacquired Debt	(1,012)	(1,351)
Other	(2,093)	(3,064)
Total Deferred Liabilities	(327,419)	(316,384)
Total Liabilities	(328,076)	(316,384)

Net Regulatory Liabilities	$(107,541)	$ (85,532)

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

Substantially all of the Company's regulatory assets and regulatory liabilities are reflected in rates charged to customers or have been addressed in a regulatory proceeding.  The Company receives or pays a rate of return on these regulatory assets and regulatory liabilities, except for mine reclamation costs, deferred income taxes, and the unrealized loss on the PVNGS decommissioning trust.

In August 2001, the Company signed an agreement with SJCC and Tucson to replace two surface mining operations with a single underground mine located adjacent to the SJGS.  The Company recorded a regulatory asset of $113.0 million for the estimated costs anticipated to close these surface mining operations and the mine supplying Four Corners.  In 2001, the Company wrote off $13.0 million for the portion of coal mine decommissioning costs associated with the Company's FERC firm requirements customers and a portion of SJGS Unit 4.  The Company will recover the remaining $100.0 million of costs associated with coal mine decommissioning that are attributed to New Mexico retail customers pursuant to its Global Electric Agreement which provides for a 17-year recovery of these costs that began in September 2003.  In 2003, the Company completed a comprehensive review of these costs and costs related to the decommissioning of the current underground mine and made adjustments to the liability and the related regulatory asset based on the resulting changes in estimate (see Note 14).

The Company is permitted, under SFAS 71, to accrue the estimated cost of removal and salvage associated with certain of its assets through depreciation expense.  Cost of removal, net of salvage, allowed under rate regulations was included in accumulated depreciation.  The amounts accrued in depreciation are not associated with AROs recorded in accordance with SFAS 143.  With the adoption of SFAS 143, the Company has reclassified $247.4 million and $236.0 million of removal costs from accumulated depreciation to regulatory liabilities as of December 31, 2004 and 2003, respectively.

The Company records a regulatory asset for each renewable energy certificate purchased from the NMWEC at $0.005 per KWh.  A renewable energy certificate represents one KWh of energy produced from a renewable energy source as defined by the New Mexico Renewable Energy Act.  The source of the Company's renewable energy certificates is the Company's PPA to purchase renewable energy from the New Mexico Wind Energy Center .

The Company accounts for its OPEB costs on an accrual basis.  Therefore, the Company does not defer any OPEB costs as regulatory assets.

PNM had $46.0 million of tax-exempt bonds outstanding that were callable at a premium beginning December 15, 2002, and an additional $136.0 million that became callable at a premium in August 2003.  With the intention of refinancing these bonds, PNM had hedged the entire planned refinancing by entering into five forward starting interest rate swaps in the fourth quarter of 2001 and the first quarter of 2002.  The Company received regulatory approval to refund the tax-exempt bonds in October 2002.  The refinancings were completed in May 2003.  The forward starting interest rate swaps were terminated in May 2003 for a cash settlement of $27.1 million.  This amount has been capitalized by the Company as a financing cost and will be amortized over the life of the bonds.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that its regulatory assets are probable of future recovery.

(4)     Capitalization

Stock Split

On May 18, 2004, the Company's Board approved a 3-for-2 stock split that took place on June 11, 2004 for shareholders of record on June 1, 2004.  All references in the accompanying consolidated financial statements to numbers of shares outstanding and per share amounts have been restated to reflect the stock split.

Changes in common stock for PNM Resources, Inc. and Subsidiaries are as follows:

	Common Stock

	Number	Aggregate
	Of Shares	Equity
	(Dollars in thousands)

Balance at December 31, 2002	58,676,699	$ 624,119
Restricted stock rights	-	31
Exercise of stock options	-	(9,130)
Tax benefit from exercise of stock options	-	3,637
Pension contribution	1,682,242	28,609
Employee Stock Purchase Plan purchases	29,555	456

Balance at December 31, 2003	60,388,496	647,722
Exercise of stock options	-	(16,430)
Tax benefit from exercise of stock options	-	6,246
Stock split costs	-	(142)
Retirement of preferred stock	-	153
ESPP purchase	76,099	1,277

Balance at December 31, 2004	60,464,595	$ 638,826

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

Changes in common stock and additional paid-in capital for Public Service Company of New Mexico and Subsidiaries are as follows:

	Common Stock
			Additional
	Number	Aggregate	Paid-In
	Of Shares	Par Value	Capital
	(Dollars in thousands)

Balance at December 31, 2002	39,117,799	$ 195,589	430,043
Equity contribution from parent	-	-	126,053
Exercise of stock options	-	-	512

Balance at December 31, 2003	39,117,799	$ 195,589	$ 556,608
Retirement of preferred stock	-	-	153

Balance at December 31, 2004	39,117,799	$ 195,589	$ 556,761

Common Stock

The number of authorized shares of common stock of the Holding Company is 120 million shares with no par value.  The number of shares issued and outstanding was 60,464,595 and 60,388,496 as of December 31, 2004 and 2003.  In 2004 and 2003, the Holding Company issued 76,099 and 29,555 common shares for the Employee Stock Purchase Plan for $1.3 million and $0.5 million, respectively.  On June 11, 2003, a contribution of 1,682,242 Holding Company common shares (approximately $28.6 million in market value) was made to the Company's retirement plan (see Note 10 for further discussion).  Also, $10.2 million and $5.5 million of stock options, net of taxes, were exercised in 2004 and 2003, respectively.

The declaration of common dividends is dependent upon a number of factors including the ability of the Holding Company's subsidiaries to pay dividends.  Currently, PNM is the Holding Company's primary source of dividends.  As part of the order approving the formation of the Holding Company, the NMPRC placed certain restrictions on the ability of PNM to pay dividends to the Holding Company.

The NMPRC order imposed the following conditions regarding dividends paid by PNM to the Holding Company:  PNM can not pay dividends which cause its debt rating to fall below investment grade; and PNM can not pay dividends in any year, as determined on a rolling four quarter basis, in excess of net earnings without prior NMPRC approval.  The Global Electric Agreement (see Note 14), modified the PNM dividend restriction to allow PNM to dividend earnings as well as equity contributions made by the Holding Company.  Additionally, PNM has various financial covenants that limit the transfer of assets, through dividends or other means.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

In addition, the ability of the Company to declare dividends is dependent upon the extent to which cash flows will support dividends, the availability of retained earnings, the financial circumstances and performance, the NMPRC's decisions in various regulatory cases currently pending and which may be docketed in the future, the effect of federal regulatory decisions, Congressional and legislative acts, and market economic conditions generally.  Conditions imposed by the NMPRC on holding company formation, future growth plans and the related capital requirements and standard business considerations may also affect the Company's ability to pay dividends.

Consistent with the NMPRC's holding company order, PNM paid cash dividends of $23.0 million, $49.6 million and $59.0 million to the Holding Company for the years ended December 31, 2004, 2003 and 2002, respectively.

On February 18, 2003, the Holding Company's Board approved a 4.5% increase in the common stock dividend.  The increase raised the quarterly dividend to $0.15 per share, for an indicated annual dividend of $0.60 per share.

On February 17, 2004, the Holding Company's Board approved a 4.3% increase in the common stock dividend.  The increase raised the quarterly dividend to $0.16 per share, for an indicated annual dividend of $0.64 per share.

On December 7, 2004, the Holding Company's Board approved a 15.6% increase in the common stock dividend.  The increase raised the quarterly dividend to $0.185 per share, for an indicated annual dividend of $0.74 per share.

Cumulative Preferred Stock

No Holding Company preferred stock is outstanding.  The Holding Company's restated articles of incorporation authorize 10 million shares of preferred stock, which may be issued without restriction.  The number of authorized shares of PNM cumulative preferred stock is 10 million shares.  At December 31, 2004 and 2003, PNM had 115,293 and 128,000 shares respectively, 1965 Series, 4.58%, par value of $100 per share, of cumulative preferred stock outstanding.  During 2004, PNM retired 12,707 shares for  $1.1 million.  The 1965 Series does not have a mandatory redemption requirement but may be redeemable at 102% of the par value with accrued dividends.  The holders of the 1965 Series are entitled to payment before the holders of common stock in the event of any liquidation or dissolution or distribution of assets of PNM.  In addition, the 1965 Series is not entitled to a sinking fund and cannot be converted into any other class of stock of PNM.

Long‑Term Debt

In 1998, PNM modified its 1947 Indenture of Mortgage and Deed of Trust so that no future bonds can be issued under the mortgage.  While first mortgage bonds continue to serve as collateral for PCBs in the outstanding principal amount of $65.0 million, the lien of the mortgage covers only PNM's ownership interest in PVNGS.  SUNs, which were issued under a senior unsecured note indenture, serve as collateral for PCBs in the outstanding principal amount of $520.8 million.  With the exception of the $65.0 million of PCBs secured by first mortgage bonds, the SUNs are and will be the senior debt of PNM.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

On May 13, 2003, the Company priced $182.0 million of tax-exempt PCBs at an initial interest rate of 2.75%.  The bond sale closed on May 23, 2003.  A portion of the proceeds was used to redeem $46.0 million of PCBs, which became callable on December 15, 2002, and the remaining $136.0 million was used to redeem $136.0 million of PCBs in August 2003.  On April 1, 2004, $146.0 million of these bonds were remarketed and on July 1, 2004, $36.0 million of these bonds were remarketed (see "Financing Activities" below for further details).

The premium paid to refinance the PCBs in 2003 was $3.6 million.  The balance of the unamortized debt issuance costs associated with the PCBs that were retired was $3.8 million.  These amounts were capitalized as loss on reacquired debt.  The portion of unamortized loss on reacquired debt associated with the FERC firm requirements customers and plant excluded from ratebase of $1.0 million was written off in conjunction with the refinancing of the PCBs.  The remaining balance will be amortized over the life of the new bonds and is expected to be recovered through NMPRC approved retail rates.

Pursuant to NMPRC approval, on September 9, 2003, PNM issued and sold $300.0 million aggregate principal amount of its SUNs with a 4.40% interest rate that will mature September 15, 2008.  The transaction closed on September 17, 2003 and the proceeds were used to retire $268.4 million of long-term debt with a 7.10% interest rate that would otherwise have matured in August 2005, pay the transaction costs, and increase working capital.  The premium paid to refinance the long-term debt was $23.9 million, of which $16.6 million was charged against earnings based on prior regulatory agreements.  The remaining balance was capitalized as loss on reacquired debt and will be amortized over the life of the new debt.

In December 2002, the Holding Company acquired the equity interest of the grantor trust that owned 60% of the EIP transmission line and related facilities held under an operating lease.  As a result, the Company capitalized the 60% interest and $26.2 million of related debt was consolidated on the Company's balance sheet.  This debt was previously disclosed and reported as an off balance sheet lease obligation.  The EIP debt bore interest at the rate of 10.25%, required semi-annual principal and interest payments and matured on April 1, 2012.  On April 1, 2003, PNM exercised its early buyout option of this 60% interest and related lease.  Through the exercise of the early buyout, PNM was able to retire the $26.2 million of debt.  The Company will continue to exclude $2.9 million of lease obligations relating to the 40% interest that the Company does not own from the consolidated balance sheet.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

Revolving and Other Credit Facilities

At December 31, 2004, the Holding Company had a $400.0 million unsecured revolving credit facility, the Holding Company Facility, with an expiration date of November 15, 2009.  The Holding Company must pay commitment fees of 0.225% per year on the unused amount of the Holding Company Facility and must also pay a utilization fee of 0.125% for all borrowings in excess of 50% of the committed amount.  At December 31, 2004, the Holding Company also had $15.0 million in local lines of credit.

There were no outstanding borrowings under the Holding Company Facility at December 31, 2004.  The Holding Company was in compliance with all covenants under the Holding Company Facility.

At December 31, 2004, PNM had a $300.0 million unsecured revolving credit facility, the PNM Facility, with an expiration date of November 21, 2006.  PNM must pay commitment fees of 0.20% per year on the unused amount of the PNM Facility and must also pay a utilization fee of 0.125% for all borrowings in excess of 33% of the committed amount.  PNM also had $23.5 million in local lines of credit and a $20.0 million borrowing arrangement with the Holding Company.

There were no outstanding borrowings under the PNM Facility as of December 31, 2004.  PNM was in compliance with all covenants under the PNM Facility.

Financing Activities

On April 1, 2004, PNM repriced $146.0 million of tax exempt PCBs, with a previous interest rate of 2.75%.  The new interest rate is 2.10% for a term of 2 years.  These bonds will reprice next on April 1, 2006.

On April 29, 2004, the Holding Company entered into three fixed to floating interest rate swaps with an aggregate notional principal amount of $150.0 million.  Under these swaps, the Holding Company receives a 4.40% fixed interest payment on the notional principal amount on a semi-annual basis and pays a floating rate equal to the six month LIBOR plus 58.15 basis points (0.58%) on the notional amount through September 15, 2008.  The initial floating rate was 1.91% and will be reset every six months.  The floating rate was reset on September 15, 2004, to 2.64%.  The swap is accounted for as a fair-value hedge with a fair-market value (asset position) of  $0.1 million as of December 31, 2004.

On July 1, 2004, PNM repriced $36.0 million of tax-exempt PCBs, with a previous term and interest rate of 1 year and 2.75%, respectively.  The new interest rate is 4.0% for a term of 5 years.  These bonds will reprice next on July 1, 2009.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

On December 7, 2004, the Holding Company filed a universal shelf registration statement with the SEC for a combination of debt and equity securities as well as warrants for $500.0 million.  The registration statement, when combined with a previously filed shelf registration statement, provides $1.0 billion of capacity.  The SEC declared the registration statement effective on December 16, 2004 and, as of December 31, 2004, no securities had been issued by the Company under this registration statement.  As of December 31, 2004, PNM had $200.0 million of remaining unissued securities registered under its previously filed shelf registration statement.

Effective January 1, 2005, the Holding Company entered into a $50.0 million loan agreement with PNMR Services Company, a wholly-owned subsidiary.  In addition, the Holding Company made a  $5.0 million equity contribution to PNMR Services Company on January 3, 2005.  These steps were taken to provide PNMR Services Company with liquidity for its operations.

Commercial Paper

On August 27, 2003, the Company entered into an unrated private issuance commercial paper program.  The Company could periodically issue up to $50.0 million in unrated commercial paper for the shorter of 120 days or the maturity of the PNM Credit Facility.  The commercial paper was unsecured and the proceeds were used to reduce revolving credit borrowings.  The PNM Credit Facility served as a backstop for the outstanding commercial paper.  On April 23, 2004, this program was terminated and no new borrowings were entered into.

On April 23, 2004, PNM entered into a commercial paper program currently rated P-2 by Moody's and A-2 by S&P.  Under this program, PNM may issue up to $300.0 million in commercial paper for up to 365 days.  The commercial paper is unsecured and the proceeds were used to retire borrowings under the previous unrated commercial paper program, to retire other short-term borrowings and for other short-term cash management needs.  The PNM Credit Facility serves a backstop for the outstanding commercial paper.

Asset Securitization

On April 8, 2003, PNM entered into a transaction providing for the securitization of PNM's retail electric service accounts receivable and retail gas service accounts receivable.  The initial total capacity under the AR Securitization was $90.0 million.  On December 7, 2004, the total capacity was reduced to $70.0 million.  Under the AR Securitization, PNM will periodically sell its accounts receivable, principally retail receivables, to a bankruptcy remote subsidiary, PNM Receivables Corporation, which in turn pledges an undivided interest in the receivables to an unaffiliated conduit commercial paper issuer.  As of December 31, 2004 and 2003, the Company had $0 and $54.9 million borrowed under the AR Securitization, which was secured by $143.7 and $114.5 million of accounts receivable, respectively.  PNM Receivables Corporation is consolidated in the Company's financial statements.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

(5)     Lease Commitments

PNM leases interests in Units 1 and 2 of PVNGS, certain transmission facilities, office buildings and other equipment under operating leases. The lease expense for PVNGS is $66.3 million per year over base lease terms expiring in 2015 and 2016. Covenants in PNM's PVNGS Units 1 and 2 lease agreements limit PNM's ability, without consent of the owner participants in the lease transactions, (i) to enter into any merger or consolidation, or (ii) except in connection with normal dividend policy, to convey, transfer, lease or dividend more than 5% of its assets in any single transaction or series of related transactions.

In 1985 and 1986, the Company entered into a total of eleven sale and lease back transactions with owner trusts under which it sold and leased back its entire 10.2% interest in PVNGS Units 1 and 2, together with portions of the Company's undivided interest in certain PVNGS common facilities.  In 1998, PNM established the PVNGS Capital Trust for the purpose of acquiring all the debt underlying the PVNGS leases.  PNM consolidates the PVNGS Capital Trust in its consolidated financial statements.  The purchase was funded with the proceeds from the issuance of $435.0 million of SUNs (see Note 4), which were loaned to the PVNGS Capital Trust.  The PVNGS Capital Trust then acquired and holds the debt component of the PVNGS leases.  For legal and regulatory reasons, the PVNGS lease payment continues to be recorded and paid gross with the debt component of the payment returned to PNM via the PVNGS Capital Trust.  As a result, the net cash outflows for the PVNGS lease payment were $14.3 million, $14.2 million and $13.2 million in 2004, 2003 and 2002, respectively.  The summary of PNM's future minimum operating lease payments below reflects the net cash outflow related to the PVNGS leases.

The Company has several capital leases for certain fleet vehicles.  At December 31, 2004 and 2003, $2.2 million and $1.8 million of these capital leases were recorded in long-term debt.

PNM's other significant operating lease obligations include a leased interest in the EIP transmission line with annual lease payments of $2.8 million and a PPA for the entire output of a gas-fired generating plant in Albuquerque, New Mexico, with imputed annual lease payments of $6.0 million.

Future minimum operating lease payments (in thousands) at December 31, 2004 are:

2005	$ 30,387
2006	31,204
2007	32,089
2008	33,030
2009	30,878
Later years	240,337

Total minimum lease payments	$397,925

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

Operating lease expense, inclusive of the net PVNGS lease payment, was approximately $33.0 million in 2004, $33.4 million in 2003 and $34.9 million in 2002.  Aggregate minimum payments to be received in future periods under non-cancelable subleases are approximately $1.4 million.

(6)     Fair Value of Financial Instruments

GAAP defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.  Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique.  Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current transaction.  Fair value is based on market quotes provided by the Company's investment bankers and trust advisors.  The market prices used to value PNM's mark-to-market energy portfolio are based on closing exchange prices and over-the-counter quotations.

The carrying amounts reflected on the consolidated balance sheets approximate fair value for cash, temporary investments, receivables, and payables due to the short period of maturity.  The carrying amount and fair value of the Company's financial instruments (including current maturities) at December 31 are:

	2004		2003
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Long-Term Debt	$ 987,823	$1,026,131	$987,210	$1,029,349
Investment in PVNGS Lessors' Notes	$311,950	$ 390,244	$347,870	$ 424,731
Available for sale investments	$100,486	$ 100,486	$ 86,456	$ 86,456
The Company maintains investments in an enhanced cash management program that holds equity securities classified as trading.  These securities are included as other current assets on the Company's consolidated balance sheet and adjusted to fair-market value.  The fair-market-value of these securities at December 31, 2004 and 2003 was $10.6 million and $10.0 million.  The SEC has reserved jurisdiction over the Company's enhanced cash management program, pending further review under PUHCA.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

The Company's available-for-sale securities include assets held in trust for its share of decommissioning costs of PVNGS and its executive retirement program.  The trusts hold equity and fixed income securities.  These amounts are included in other investments on the balance sheet.  The carrying value, gross unrealized gains and losses and estimated fair value of investments in available-for-sale securities are as follows:

	2004
	Carrying Value	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale:
Equity securities	$ 42,970	$ 20,089	$ (186)	$ 62,873
Municipal bonds	22,935	1,220	(52)	24,103
U.S. Government securities	6,384	226	(18)	6,592
Corporate bonds	2,495	31	(18)	2,508
Other investments	4,406	6	(2)	4,410
	$ 79,190	$ 21,572	$ (276)	$ 100,486

	2003
	Carrying Value	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale:
Equity securities	$ 42,269	$ 13,893	$ (344)	$ 55,818
U.S. Government securities	4,858	361	(31)	5,188
Corporate bonds	11	-	-	11
Municipal bonds	19,250	1,316	(13)	20,553
Other investments	4,895	-	(9)	4,886
	$ 71,283	$ 15,570	$ (397)	$ 86,456

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

At December 31, 2004, the available-for-sale securities held by the Company had the following maturities:

	Carrying
	Value	Fair Value

	(In thousands)
Within 1 year	$ 3,533	$ 3,493
After 1 year through 5 years	5,298	5,280
After 5 years through 10 years	5,727	5,921
Over 10 years	17,492	18,747
Equity securities	42,970	62,873
Other investments	4,170	4,172
	$ 79,190	$100,486

The proceeds and gross realized gains and losses on the disposition of available-for-sale investments are shown in the following table.  Realized gains and losses are determined by specific identification of costs of securities sold.  The short-term investment balance was fully redeemed in the year ended December 31, 2003 and included in proceeds from sales.

	2004	2003	2002

	(In thousands)
Proceeds from sales	$ 51,213	$123,030	$219,880
Gross realized gains	$ 6,737	$ 7,685	$ 2,537
Gross realized losses	$ (4,068)	$ (5,694)	$ (7,624)

Derivative Financial Instruments

The Company uses derivative financial instruments to manage risk as it relates to changes in natural gas and electricity prices, interest rates of future debt issuances and adverse market changes for investments held by the Company's various trusts. The Company also uses certain derivative instruments for wholesale electricity sales in order to take advantage of favorable price movements and market timing activities in the wholesale power markets.

Retail Natural Gas Contracts

Pursuant to a 1997 order issued by the NMPRC, the Company is authorized to hedge certain portions of natural gas supply contracts to protect the Company's natural gas customers from the risk of adverse price fluctuations in the natural gas market.  Hedge gains and losses are recoverable through the Company's PGAC if deemed prudently incurred by the NMPRC.  As a result, earnings are not affected by gains or losses generated by these instruments.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

The Company purchased $7.8 million of natural gas options in 2004 to protect its natural gas customers from the risk of rising prices during the 2004-2005 heating season.  The gas options essentially cap the amount the Company pays for each volume of gas subject to the options according to base load requirements during the winter heating season.  The Company recovers its option premiums as a component of the PGAC from October through February.

Wholesale Electricity Contracts

The Company's Wholesale Operations have entered into various forward physical contracts for the purchase and sale of electricity with the intent to optimize its net generation position.  These contracts, which are derivatives, do not qualify for normal purchase and sale designation pursuant to GAAP, and are marked to market.

For the year ended December 31, 2004, the Company's Wholesale Operations settled derivative forward contracts for the sale of electricity that generated $159.3 million of electric revenues by delivering 3.0 million MWh.  The Company settled derivative forward contracts for the purchase of electricity of $143.0 million or 2.8 million MWh to support these contractual sales and other open market sales opportunities.  For the year ended December 31, 2003, the Company's Wholesale Operations settled derivative forward contracts for the sale of electricity that generated $165.9 million of electric revenues by delivering 3.5 million MWh.  The Company settled derivative forward contracts for the purchase of electricity of $157.7 million or 3.5 million MWh to support these contractual sales.

As of December 31, 2004, the Company had open derivative forward contract positions to buy $35.2 million and to sell $39.2 million of electricity.  At December 31, 2004, the Company had a gross mark-to-market gain (asset position) on these derivative forward contracts of $6.5 million and a gross mark-to-market loss (liability position) of $5.3 million, recorded in other assets and liabilities, respectively.  The change in mark-to-market valuation is recognized in earnings each period and is recorded in operating revenues and cost of energy as applicable.

The Company's Wholesale Operations also entered into forward physical contracts for the sale of the Company's electric capacity in excess of its retail and wholesale firm requirement needs, including reserves.  In addition, the Company entered into forward physical contracts for the purchase of retail needs, including reserves, when resource shortfalls existed.  The Company generally accounts for these as normal sales and purchases as defined by SFAS 133, as amended.  From time to time the Company makes forward purchases to serve its retail needs when the cost of purchased power is less than the incremental cost of its generation.  At December 31, 2004, the Company had open forward positions classified as normal sales of electricity of $137.8 million and normal purchases of electricity of $64.8 million, which will be reflected in the financial statements upon physical delivery.

The Company's Wholesale Operations, including both firm commitments and other wholesale sale activities, are managed through a net asset-backed strategy, whereby the Company's aggregate net open position is covered by its own excess generation capabilities. The Company is exposed to market risk if its generation capabilities were disrupted or if its retail load requirements were greater than anticipated. If the Company were required to cover all or a portion of its net open contract position, it would have to meet its commitments through market purchases.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

Counterparties of its financial and physical derivative instruments expose the Company to credit risk in the event of non-performance or non-payment.  The Company uses a credit management process to assess and monitor the financial conditions of counterparties.  The Company's credit risk with its largest counterparty as of December 31, 2004 and December 31, 2003 was $26.2 million and $23.5 million, respectively.

Wholesale Gas Contracts

Beginning in the second quarter of 2004, the Company's Wholesale Operations entered into various forward contracts for the purchase of gas with the intent to optimize its net generation position.  These contracts, which are derivatives, do not qualify for normal purchase and sale designation pursuant to GAAP, and are marked to market.  For the year ended December 31, 2004, the Company's Wholesale Operations settled derivative forward contracts for the sale of gas that generated $24.5 million of revenues and settled derivative forward contracts for the purchase of gas of $22.9 million.

As of December 31, 2004, the Company had open derivative forward contract positions to sell $13.3 million of gas.  At December 31, 2004, the Company had a gross mark-to-market gain (asset position) on these derivative forward contracts of $0.9 million and a gross mark-to-market loss (liability position) of $0.3 million, recorded in other assets and liabilities, respectively.  The change in mark-to-market valuation is recognized in earnings each period and is recorded in operating revenues and cost of energy as applicable.

(7)     Variable Interest Entities

FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (Revised December 2003) ("FIN 46R") became effective January 1, 2004 for those entities considered to be special purpose entities, and March 31, 2004 for others.  FIN 46R expands the requirement of a business enterprise to consolidate an entity beyond the concept of a controlling interest.  Under FIN 46R, a business enterprise will consolidate an entity if that entity is a variable interest entity, the business enterprise is the primary beneficiary of the entity and the entity's risks are not effectively dispersed among all parties involved.  A variable interest entity has certain characteristics that effectively demonstrate that the equity investor does not have economic substance, bear the risks and receive the rewards of the entity or direct the entity's activities.  The interpretation requires that an enterprise review its variable interests and determine if consolidation is appropriate.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

Under the model for consolidation promulgated by FIN 46R, a PPA may qualify as a variable interest if its terms expose the purchaser to variability in supply or operating costs and the contract is for a significant portion of the entity's generating capacity.  The Company evaluated its PPAs under the provisions of FIN 46R and determined that one purchase contract entered into prior to December 31, 2003 qualifies as a variable interest.  The Company was unable to obtain the necessary information to determine if the Company was the primary beneficiary and if consolidation was necessary despite efforts including a formal written request to the operator of the entity supplying power under the PPA.  The operator cited legal and competitive reasons for refusing to provide the information.

This variable interest PPA is a contract to purchase 132 MW of capacity and energy for 25 years expiring in June 2020.  The contract contains a fixed capacity charge and O&M charge and a variable energy charge that subjects the Company to the changes in the cost of fuel and O&M.  For the year ended December 31, 2004, the capacity and O&M charge was $6.0 million and the energy charges were $0.9 million.  For the year ended December 31, 2003, the capacity and O&M charge was $5.4 million and the energy charges were $1.4 million.  The contract is for the full output of a specific gas generating plant and is currently accounted for as an operating lease by the Company.  Under this contract the Company is exposed to changes in the costs to produce energy and operate the plant.

The Company also has interests in other variable interest entities created before December 31, 2003, for which the Company is not the primary beneficiary.  These arrangements include the Holding Company's investment in a limited partnership and certain PNM leases.  The aggregate maximum loss exposure at December 31, 2004, that the Company could be required to record in its income statement as a result of these arrangements totals approximately $6.0 million.  The creditors of these variable interest entities do not have recourse to the general credit of the Company in excess of the aggregate maximum loss exposure.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

(8)     Earnings Per Share

In accordance with SFAS No. 128, "Earnings per Share," dual presentation of basic and diluted earnings per share has been presented in the Consolidated Statements of Earnings.  Prior years' share amounts have been adjusted to reflect the effects of the 2004 stock split.  The following reconciliation illustrates the impact on the share amounts of potential common shares and the earnings per share amounts:

	2004	2003	2002
	(In thousands, except per share amounts)
Basic:
Net Earnings Before Cumulative Effect of Changes in	$ 87,686	$ 58,552	$ 63,686
Accounting Principle
Cumulative Effect of Changes in Accounting Principle,
net of tax of $23,999	-	36,621	-
Net Earnings	$ 87,686	$ 95,173	$ 63,686
Average Number of Common Shares Outstanding	60,414	59,620	58,677
Net Earnings per Share of Common Stock (Basic)	$ 1.45	$ 1.60	$ 1.09
Earnings Before Cumulative Effect of Changes in
Accounting Principles	1.45	0.99	1.09
Cumulative Effect of Changes in Accounting Principles,
net of tax	-	0.61	-
Net Earnings per Share of Common Stock (Basic)	$ 1.45	$ 1.60	$ 1.09

Diluted:
Net Earnings Before Cumulative Effect of Changes in
Accounting Principle	$ 87,686	$ 58,552	$ 63,686
Cumulative Effect of Changes in Accounting Principle,
net of tax of $23,999	-	36,621	-
Net Earnings	$ 87,686	$ 95,173	$ 63,686
Average Number of Common Shares Outstanding	60,414	59,620	58,677
Diluted Effect of Common Stock Equivalents (a)	926	585	488
Average Common and Common Equivalent Shares
Outstanding	61,340	60,205	59,165
Net Earnings per Share of Common Stock (Diluted)	$ 1.43	$ 1.58	$ 1.07
Earnings Before Cumulative Effect of Changes in
Accounting Principles	1.43	0.97	1.07
Cumulative Effect of Changes in Accounting Principles,
net of tax	-	0.61	-
Net Earnings per Share of Common Stock (Diluted)	$ 1.43	$ 1.58	$ 1.07

(a)     Excludes the effect of average anti-dilutive common stock equivalents related to out of-the-money options of 5,883 shares, 871,493 shares and 1,602,277 shares for the years ended December 31, 2004, 2003 and 2002, respectively.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

(9)     Income Taxes

Income taxes before cumulative effect of changes in accounting principles consist of the following components:

	2004	2003	2002
	(In thousands)
Current Federal income tax	$ 10,634	$ (27,621)	$ (9,327)
Current state income tax	2,495	(6,169)	(1,780)
Deferred Federal income tax	31,725	52,154	38,413
Deferred state income tax	7,495	12,646	8,856
Amortization of accumulated investment tax credits	(3,102)	(3,121)	(3,131)

Total income taxes	$ 49,247	$ 27,889	$ 33,031

Charged to operating expenses	$ 36,062	$ 28,072	$ 20,887
Charged to other income and deductions	13,185	(183)	12,144
Total income taxes	$ 49,247	$ 27,889	$ 33,031

The Company's provision for income taxes, before cumulative effect of changes in accounting principles, differed from the Federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

	2004	2003	2002
	(In thousands)
Federal income tax at statutory rates	$ 48,127	$ 30,459	$ 34,056
Investment tax credits	(3,102)	(3,121)	(3,131)
Depreciation of flow‑through items	2,091	2,033	2,112
Gains on the sale and leaseback of PVNGS
Units 1 and 2	(527)	(527)	(527)
Annual reversal of deferred income taxes accrued
at prior tax rates	(1,963)	(1,963)	(1,963)
Research and development credit	-	(966)	(551)
Affordable housing credit	(789)	(969)	(947)
Allowance for funds used during construction	(453)	(906)	-
Charitable contribution of appreciated property	(960)	-	-
State income tax	6,357	4,161	4,715
Other	466	(312)	(733)

Total income taxes	$ 49,247	$ 27,889	$ 33,031

Effective tax rate	35.81%	32.05%	33.95%

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

The components of the net accumulated deferred income tax liability were:

	2004	2003
	(In thousands)
Deferred Tax Assets:
Nuclear decommissioning costs	$ 31,632	$ 32,181
Regulatory liabilities related to income taxes	31,805	34,725
Minimum pension liability	64,139	49,692
Other	43,526	44,225
Total deferred tax assets	171,102	160,823

Deferred Tax Liabilities:
Depreciation	(263,542)	(245,145)
Investment tax credit	(35,360)	(38,462)
Regulatory assets related to income taxes	(70,256)	(69,327)
Asset retirement obligations	(24,524)	(24,524)
Other	(97,308)	(71,925)
Total deferred tax liabilities	(490,990)	(449,383)
Net Accumulated deferred income tax liabilities	$(319,888)	$(288,560)

The following table reconciles the change in the net accumulated deferred income tax liability to the deferred income tax expense included in the consolidated statement of earnings for the period:

Net change in deferred income tax liability per above table	$ 31,328
Change in tax effects of income tax related regulatory assets and liabilities	(3,849)
Tax effect of mark-to-market on investments available for sale	(5,785)
Tax effect of excess pension liability	14,447
Other	(23)
Deferred income tax expense for the period	$ 36,118

The Company defers investment tax credits related to rate regulated assets and amortizes them over the estimated useful lives of those assets.

Tax years 2000, 2001 and 2002 are currently under examination by the IRS.  Although the Company does not expect any significant adjustments to the tax provision as a result of the IRS examination, management is unable to determine the final outcome of the IRS examination at this time.  (See Note 14).

There are no material differences between the provision for income taxes and deferred income taxes between the Company and PNM.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

(10)   Pension and Other Postretirement Benefits

In 2003, the Company changed the actuarial valuation measurement date for the pension plan and other postretirement benefits from September 30 to December 31 to better reflect the actual pension balances as of the Company's balance sheet dates and recognized a cumulative effect of a change in accounting principle of $0.8 million, net of taxes at $0.5 million (see Note 19).

Pension Plan

The Company and its subsidiaries maintain a qualified defined benefit pension plan that covers eligible union and non-union employees, including officers.  The pension plan was frozen at the end of 1997 with regard to new participants.  The pension plan is non‑contributory and provides for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Company and the average of their highest annual base salary for three consecutive years.  The Company's policy is to fund actuarially‑determined contributions.  Contributions to the plan reflect benefits attributed to employees' years of service to date and also for services expected to be provided in the future.  Pension plan assets primarily consist of common stock, fixed income securities, cash equivalents and real estate.

In 1996, the Board approved changes to the Company's pension plan and the implementation of a 401(k) defined contribution plan effective January 1, 1998 (see "Other Retirement Plans" below).  Salaries used in pension plan benefit calculations were frozen as of December 31, 1997.  Additional credited service can be accrued under the pension plan up to a limit determined by age and years of service.

In May 2003, the Board approved the use of Holding Company common stock in the funding of the Company's pension plan as well as its retiree medical trust.  Corporate plan sponsors may make contributions of common stock to their defined benefit plans of up to 10% of the value of the portfolio without the approval of the DOL provided that the contribution does not otherwise constitute a prohibited transaction under ERISA.  On June 11, 2003, a contribution of 1,121,495 Holding Company common shares (approximately $28.9 million in market value) was made to the Company's pension plan.  The Company did not make any contributions in 2004 to the pension plan and does not plan to make any contributions in 2005.

The pension plan and other postretirement benefits have in place a policy that defines the investment objectives, establishes performance goals of the asset managers, and provides procedures for the manner in which investments are to be reviewed.  The plans implement investments strategies to achieve the following objectives:

  Maximize the return on assets, commensurate with the risk that the Corporate Investment Committee deem appropriate to:  meet the obligations of the pension plan and other postretirement benefits; minimize the volatility of the pension expense; and account for contingencies; and

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

  Generate a rate of return for the total portfolio that equals or exceeds the actuarial investment rate assumption.

Management is responsible for the determination of the asset target mix and the rate of return.  The Company's current target asset mix was applied to an investment consultant's asset model to determine the assumption of a 9.0% rate of return, which is well below the fund's recent and long-term performance.  The investment consultant's asset model assumption set consists of forward looking mean returns, standard deviations, and a correlation matrix for asset classes of interest to institutional clients.  The investment consultant's asset model evaluates asset assumptions on an annual basis and more frequently when substantial changes in market conditions indicate.

The following sets forth the pension plan's funded status, components of pension costs and amounts (in thousands) at the pension plan measurement date of December 31:

	Pension Benefits
	2004	2003
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$ 463,794	$ 426,885
Service cost	3,524	5,189
Interest cost	29,891	28,089
Actuarial loss	44,691	26,166
Benefits paid	(24,675)	(22,535)
Projected benefit obligation at end of period	517,225	463,794
Change in Plan Assets:
Fair value of plan assets at beginning of year	425,654	319,113
Actual return on plan assets	44,122	80,126
Contributions	-	48,950
Benefits paid	(24,675)	(22,535)
Fair value of plan assets at end of year	445,101	425,654
Funded Status	(72,124)	(38,140)
Unrecognized net actuarial loss	156,850	120,995
Unrecognized prior service cost	2,610	2,927
Prepaid pension cost	$ 87,336	$ 85,782

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

	Pension Benefits
	2004	2003
The amounts recognized in:
Consolidated Balance Sheet:
Prepaid pension cost	$ 87,336	$ 85,782
Additional minimum pension liability	(159,460)	(123,922)
Intangible asset	2,610	2,927
Deferred tax asset	62,096	47,780
The amounts recognized in
Accumulated other comprehensive income:
Additional minimum pension liability adjustment	94,754	73,215
Net amount recognized	$ 87,336	$ 85,782

Weighted - Average Assumptions Used to Develop
Pension Information as of December 31	2004	2003
Discount rate for determining projected benefit obligation	6.00%	6.50%
Expected return on plan assets	9.00%	9.00%

Pension Benefits

	2004	2003	2002
Components of Net Periodic Benefit Cost:
Service cost	$ 3,524	$ 5,189	$ 5,539
Interest cost	29,891	28,089	27,238
Expected return on plan assets	(39,037)	(35,109)	(34,497)
Amortization of net loss	3,956	3,910	-
Amortization of prior service cost	317	317	326
Net periodic pension benefit cost/(income)	$ (1,349)	$ 2,396	$ (1,394)

Weighted - Average Assumptions Used to Determine Net
Periodic Benefit Cost as of December 31, 2004 and 2003
and September 30, 2002	2004	2003	2002
Discount rate	6.50%	6.75%	7.50%
Expected return on plan assets	9.00%	9.00%	9.00%
Rate of compensation increase	N/A	N/A	N/A

The long-term rate of return assumption compares to the actual historical 10-year annualized return of 11.1% through the end of December 2004 and the actual return of 10.7% for the year ended December 31, 2004.  The expected long-term rate of return on the pension plan assets is based on an asset allocation assumption of 58% with equity managers, 22% with fixed income managers, and 20% with alternative investments that are primarily real estate, private equity, and absolute return strategies.  The Company reviews the actual asset allocation and periodically rebalances the asset allocation to the targeted allocation.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

The following sets forth the pension plan's projected and accumulated benefit obligation (which are the same as the plan was frozen in 1997 as discussed above) and the fair value of plan assets (in thousands) at the pension plan measurement date of December 31:

	2004	2003
Projected benefit obligation	$ 517,225	$ 463,794
Accumulated benefit obligation	$ 517,225	$ 463,794
Fair value of plan assets	$ 445,101	$ 425,654

The following sets forth the increase (decrease) in minimum liability, net of tax, included in other comprehensive income (in thousands) for the year ending December 31:

2004	2003	2002
$21,539	$(13,972)	$57,931

The following table outlines the asset allocation for the pension plan as of December 31:

	2004	2003

Equity securities	60%	65%
Debt securities	23%	25%
Real estate	7%	8%
Other	10%	2%
	100%	100%

The pension plan is currently targeting the following asset allocation for 2005:

Domestic Equity	48%
Non-US Equity	10%
Fixed Income	22%
Real Estate	5%
Private Equity	5%
Absolute Return	10%
100%

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2005	$ 25,561
2006	$ 26,220
2007	$ 27,138
2008	$ 28,368
2009	$ 29,951
Years 2010 - 2014	$168,553

Other Postretirement Benefits

The Company provides medical and dental benefits to eligible retirees.  Currently, retirees are offered the same benefits as active employees after taking Medicare into consideration.  The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a prescription drug benefit under Medicare, named Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.   On July 19, 2004, the Company's Board approved a resolution amending its retiree health care plan in response to Medicare Part D.  The effect of this change was to reduce Company expenses by $1.6 million for 2004.

The following sets forth the other postretirement benefits' funded status, components of net periodic benefit cost (in thousands) at the measurement date of December 31:

	Other Benefits
	2004	2003
Change in Benefit Obligation:
Benefit obligation at beginning of year	$ 114,812	$ 117,796
Service cost	2,286	3,086
Interest cost	6,941	7,840
Participant contributions	1,179	1,534
Amendments	(17,621)	(18,720)
Unrecognized actuarial loss	10,601	10,187
Expected benefit paid	(5,606)	(6,911)
Benefit obligation at end of period	112,592	114,812

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

	Other Benefits
	2004	2003
Change in Plan Assets:
Fair value of plan assets at beginning of year	50,957	37,387
Actual return on plan assets	5,187	11,055
Employer contributions	6,402	7,892
Participant contributions	1,179	1,534
Benefits paid	(5,606)	(6,911)
Fair value of plan assets at end of year	58,119	50,957
Funded Status	(54,473)	(63,855)
Unrecognized net transition obligation	-	16,354
Unrecognized net actuarial loss	78,344	72,987
Unrecognized prior service cost	(42,924)	(48,087)
Accrued postretirement costs	$ (19,053)	$ (22,601)

Weighted - Average Assumptions Used to Develop
Postretirement Benefit Information as of December 31	2004	2003
Discount rate	6.00%	6.50%
Expected return on plan assets	9.00%	9.00%

	Other Benefits
	2004	2003	2002
Components of Net Periodic Benefit Cost:
Service cost	$ 2,286	$ 3,086	$ 2,694
Interest cost	6,941	7,840	8,082
Expected return on plan assets	(4,928)	(4,592)	(4,505)
Prior service cost amortization	(5,462)	(2,593)	-
Amortization of net loss	4,985	4,124	1,320
Adjustment to unrecognized transition obligation
and unrecognized prior service cost	(968)	-	-
Amortization of transition obligation	-	1,817	1,817
Net periodic postretirement benefit cost	$ 2,854	$ 9,682	$ 9,408

Weighted - Average Assumptions Used to Determine
Net Periodic Benefit Cost as of December 31, 2004
and 2003 and September 30, 2002	2004	2003	2002
Discount rate	6.50%	6.75%	7.50%
Expected return on plan assets:
401 (h) and union VEBA	9.00%	9.00%	9.00%
Non-union VEBA	9.00%	9.00%	7.50%
Rate of compensation increase	N/A	N/A	N/A

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

In 2004, the other postretirement benefit plan was amended to reflect the changes to prescription drug benefit coverage provided to current and future retirees based on the Medicare Part D legislation discussed above.  In 2003, the other postretirement benefits plan was amended to reflect the changes to the benefit coverage provided to both current and future retirees.  In 2002, the other postretirement benefits plan was amended to reflect the changes in cost-sharing provisions of the retiree's contribution made toward medical costs and the elimination of the tobacco surcharge.

The following table shows the assumed health care cost trend rates at December 31:

	2004	2003
Health care cost trend rate assumed for next year	10%	10%
Rate to which the cost trend rate is assumed to decline
(the ultimate trend rate)	6%	6%
Year that the rate reaches the ultimate trend rate	2012	2011

The following table shows the impact of a one-percentage-point change in assumed health care cost trend rates:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
Effect on total of service and interest cost	$ 939	$ (794)
Effect on postretirement benefit obligation	$ 10,897	$ (9,342)

The following table outlines the asset allocation for the other postretirement benefits as of December 31:

	2004	2003
Equity securities	49%	43%
Debt securities	51%	57%
	100%	100%

The Company is currently targeting an asset allocation of 50% equity securities and 50% debt securities in 2005.

The Company expects to make contributions totaling $6.2 million to the postretirement benefit plan in 2005.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

The following other postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2005	$5,492
2006	$5,136
2007	$5,410
2008	$5,835
2009	$6,323
Years 2010 - 2014	$41,643

Executive Retirement Program

The Company has an executive retirement program for a group of management employees.  The program was intended to attract, motivate and retain key management employees.  The Company's projected benefit obligation for this program, as of the plan measurement date of December 31, 2004 and 2003, was $20.5 million and $19.9 million, respectively.  As of December 31, 2004 and 2003, the Company has recognized an additional minimum liability of $5.3 million and $4.7 million, respectively, for the amount of unfunded accumulated benefits in excess of accrued pension costs.  The net periodic cost for 2004, 2003 and 2002 was $1.7 million, $1.6 million and $1.7 million, respectively. In 1989, the Company established an irrevocable grantor trust in connection with the executive retirement program. Under the terms of the trust, the Company may, but is not obligated to, provide funds to the trust, which was established with an independent trustee, to aid it in meeting its obligations under the program. Marketable securities in the amount of approximately $6.9 million (fair market value of $6.8 million) are presently in the trust. No additional funds have been provided to the trust since 1989.

Other Retirement Plans

As noted above, the Company implemented a 401(k) defined contribution plan effective January 1, 1998.  The Company contributions to the 401(k) plan consist of a discretionary contribution equal to 3% of eligible compensation, and a discretionary matching contribution equal to 75% of the first 6% of eligible compensation contributed by the employee on a before-tax basis.  Beginning January 1, 2004, the Company made a non-matching contribution ranging from 3% to 10% of eligible compensation based on the eligible employee's age.  The Company contributed $15.2 million, $9.0 million and $9.5 million in the years ended December 31, 2004, 2003 and 2002, respectively.

The Company also provides executive deferred compensation benefits through two unfunded, non-qualified plans, established January 1, 1998 and December 15, 2004.  The purpose of these plans is to permit certain key employees of the Company who participate in the 401(k) defined contribution plan to defer compensation and receive credits without reference to the certain limitations on contributions.  The Company contributed $430,323, $21,489 and $68,940 in the years ended December 31, 2004, 2003 and 2002, respectively.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

(11)   Stock-Based Compensation Plans

The Company's PSP expired on December 31, 2000.  The PSP was a non-qualified stock option plan, covering a group of management employees.  Options to purchase shares of the Holding Company's common stock were granted at the fair market value of the shares at the close of business on the date of the grant. Options granted through December 31, 1995 vested on June 30, 1996 and have an exercise term of up to 10 years. All subsequent awards granted between December 31, 1995 and February 2000, vest three years from the grant date of the awards.  All options vest upon death, disability, retirement, impaction or involuntary termination other than for cause.  Awards granted in December 2000 vest ratably over three years on the anniversary of the grant date.  The maximum number of options authorized that could be granted through December 31, 2000 was 5.0 million shares of Holding Company common stock.  Although the authority to grant options under the PSP expired on December 31, 2000, the options that were granted continue to be effective according to their terms.

The PEP became effective with the formation of the Holding Company on December 31, 2001.  The PEP provides for the granting of non-qualified stock options, incentive stock options, restricted stock rights, performance shares, performance units and stock appreciation rights to officers and key employees.  The total number of shares of Holding Company common stock subject to all awards under the PEP may not exceed 3.75 million, subject to adjustment under certain circumstances defined in the PEP.  The number of shares of Holding Company common stock subject to the grant of restricted stock rights, performance shares and units and stock appreciation rights is limited to 0.75 million shares.  Re-pricing of stock options is prohibited unless specific shareholder approval is obtained.  In 2004, 894,066 options were awarded.  Under the PEP, 861,121 options were exercised in 2004.  The number of options and restricted stock rights outstanding as of December 31, 2004 were 2,338,477 and 44,111, respectively.

Stock options may also be provided to non-employee directors of the Company under the Company's DRP.  The number of options granted in 2004 under the DRP was 60,000 shares with an exercise price of $19.13.  Under the DRP, vesting occurs on the date of the next annual meeting after the award.  Under the DRP 49,250 options were exercised in 2004, 2,250 in 2003 and 6,000 in 2002.  The number of options outstanding as of December 31, 2004, was 192,250.  Restricted stock issuances were based on the fair market value of the Company's common stock at the close of business on the date of grant and vest ratably three years on the anniversary of the grant date.  Under the DRP, the maximum number of authorized shares was 300,000 (including shares previously granted) through July 1, 2005.  The annual retainer is payable in cash and stock options.  The exercise price of stock options granted under the DRP is determined by the fair market value of the stock at the close of business on the grant date.

All stock incentives (options, restricted stock and performance shares) issued to employees are awarded under the initial amount of shares authorized according to the PEP and DRP.  Exercised stock options are purchased and sold on the open-market on the date of exercise.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

A summary of the status of the Company's stock option plans at December 31, and changes during the years then ended is presented below.

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Fixed Options	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	4,935,519	$14.48	5,265,933	$13.94	4,471,952	$12.73

Granted	954,066	$19.42	1,292,850	$13.22	1,352,430	$17.16

Exercised	2,250,497	$14.60	1,586,588	$11.72	534,198	$12.03

Forfeited	33,120	$16.89	36,676	$13.31	24,251	$14.26

Outstanding at end of year	3,605,968		4,935,519		5,265,933

Options exercisable at year-end	1,376,474		2,293,124		2,288,018

Options available for future grant	451,255		1,385,327		2,639,427

The following table summarizes information about stock options outstanding at December 31, 2004:

		Options Outstanding			Options Exercisable
			Weighted-
			Average	Weighted		Weighted
Range of		Number	Remaining	Average	Number	Average
Exercise		Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices		At 12/31/04	Life	Prices	At 12/31/04	Prices
DRP	$ 3.667 - $19.133	192,250	7.52 years	$16.291	124,750	$14.939

PSP	$7.667 - $16.208	1,031,130	4.81 years	$13.891	806,085	$14.053

PEP	$ 0 - $20.840	2,382,588	8.21 years	$16.417	445,639	$15.226

		3,605,968	7.22 years	$15.688	1,376,474	$14.513

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

The following table summarizes weighted-average fair value of options granted during the year:

	2004	2003	2002

PEP	$ 3.68	$ 3.27	$ 4.95
DRP	$ 3.64	$ 3.43	$ 4.69
Total fair market value of all options
granted (in thousands)	$3,329	$1,414	$6,677

The fair value of each option grant is determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002

Dividend yield	3.26%	5.88%	3.43%
Expected volatility	22.90%	45.49%	33.62%
Risk-free interest rates	3.21%	4.00%	4.87%
Expected life	5.7 years	10.0 years	10.0 years

(12)   Construction Program and Jointly-Owned Plants

The Company's construction expenditures for 2004 were approximately $147.0 million, including expenditures on jointly-owned projects.  The Company's proportionate share of operating and maintenance expenses for the jointly-owned plants is included in operating expenses in the consolidated statements of earnings.

At December 31, 2004, the Company's interests and investments in jointly-owned generating facilities are:

Station (Fuel Type)	Plant in Service	Accumulated Depreciation	Construction Work in Progress	Composite Interest
	(In thousands)

San Juan Generating Station (Coal)	$694,437	$380,925	$5,768	46.30%
Palo Verde Nuclear Generating
Station (Nuclear)*	$242,543	$72,242	$29,927	10.20%
Four Corners Power Plant Units 4
and 5 (Coal)	$122,434	$90,972	$5,993	13.00%

*     Includes the Company's interest in PVNGS Unit 3, the Company's interest in common facilities for all PVNGS units and the Company's owned interests in PVNGS Units 1 and 2.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

San Juan Generating Station

The Company operates and jointly owns SJGS.  At December 31, 2004, SJGS Units 1 and 2 are owned on a 50% shared basis with Tucson.  Unit 3 is owned 50% by the Company, 41.8% by SCPPA, and 8.2% by Tri‑State.  Unit 4 is owned 38.457% by the Company, 28.8% by M-S-R Public Power Agency, 10.04% by the City of Anaheim, California, 8.475% by Farmington, 7.2% by the County of Los Alamos , and 7.028% by UAMPS.

Palo Verde Nuclear Generating Station

The Company is a participant in the three 1,270 MW units of PVNGS, also known as the Arizona Nuclear Power Project, with APS (the operating agent), Salt River Project, EPE, SCE, SCPPA and The Department of Water and Power of the City of Los Angeles.  The Company has a 10.2% undivided interest in PVNGS, with portions of its interests in Units 1 and 2 held under leases. (See Note 13 for additional discussion.)

Four Corners Power Plant

The Company is a participant in two 755 MW units of Four Corners with APS (the operating agent), EPE, Salt River Project, SCE, and Tucson.  The Company has a 13% undivided interest in Units 4 and 5 of Four Corners.

Luna Energy Facility

On November 12, 2004 the Company purchased a one-third interest in Luna from Duke Energy North America, LLC.  Luna is a 570 MW, partially constructed, natural gas-fired power plant near Deming in southern New Mexico.  The other purchasers are Tucson, a subsidiary of UniSource Energy Corporation, and Phelps Dodge Energy Services, LLC, a subsidiary of Phelps Dodge Corporation.  Each purchaser owns an equal one-third interest in Luna.  The purchase price for Luna was $40.0 million in cash, one-third from each purchaser.  The purchasers will invest approximately $100.0 million, one-third from each purchaser, to complete construction.   PNM will oversee construction and operate the Luna plant, which is expected to be operational by the summer of 2006.

(13)   Asset Retirement Obligations

The Company identified the ARO liability on the decommissioning of the Company's nuclear generation facilities and fossil fuel generation plants.  The Company's transmission and distribution facilities are also subject to SFAS 143. The majority of these assets, however, have an indeterminable useful life and settlement date. As such, an ARO liability for transmission and distribution assets would not be recognized until a reasonable estimate of the fair value of these assets can be made and a settlement date becomes known.  In 2004, the Company did not identify any material AROs associated with the transmission and distribution assets.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

Previously, the Company had recognized decommissioning costs for its fossil fuel and nuclear generation facilities ratably over approved cost recovery periods.  Upon implementation of SFAS 143 the net difference between the amounts determined to represent legal AROs under SFAS 143 and the Company's previous method of accounting for decommissioning costs, has been recognized as a cumulative effect of a change in accounting principle, net of related income taxes (see Note 19).  Additionally, certain amounts accrued for nuclear decommissioning costs over the Company's legal AROs for its nuclear generation facilities have been reclassified as regulatory liabilities.

The effects of adoption of SFAS 143 standard are based on the Company's determination of underlying assumptions, such as the Company's discount rate, estimates of the future costs for decommissioning and the timing of the removal activities to be performed.  Any changes in these assumptions underlying the required calculations may require revisions to the estimated ARO when identified.

A reconciliation of the Company's asset retirement obligations is as follows:

	December 31,	December 31,
	2004	2003
	(In thousands)

Liability at beginning of period	$ 46,416	$ 42,201
Liabilities incurred	-	623
Liabilities settled	-	-
Accretion expense	3,945	3,592
Revisions to estimate	-	-
Liability at end of period	$ 50,361	$ 46,416

(14)   Commitments and Contingencies

Long-Term Power Contracts

PNM has a power purchase contract with SPS, which originally provided for the purchase of up to 200 MW, expiring in May 2011.  PNM may reduce its purchases from SPS by 25 MW annually upon three years' notice.  PNM provided such notice to reduce the purchase by 25 MW in 1999 and by an additional 25 MW in 2000. PNM also is party to a master power purchase and sale agreement with SPS, dated August 2, 1999, pursuant to which PNM has agreed to purchase 72 MW of firm power from SPS from 2002 through 2005.  In May 2004, PNM agreed to purchase an additional 45 MW of firm energy through 2005, increasing to 67 MW in 2006.  Through September 2004, PNM had 70 MW of contingent capacity obtained from EPE under a transmission capacity for generation capacity trade arrangement.  Beginning October 2004 and continuing through June 2005, the capacity amount is 39 MW.  PNM holds a PPA with Tri-State for 50 MW through June 30, 2010.  In addition, PNM is interconnected with various utilities for economy interchanges and mutual assistance in emergencies.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

In 1996, PNM entered into an operating lease for the rights to all the output of a gas-fired generating plant for 20 years.  The operating lease's maximum dependable capacity is 132 MW.  In July 2000, the plant went into operation.  The gas turbine generating unit is operated by Delta and is located on PNM 's retired Person Generating Station site in Albuquerque, New Mexico.  Primary fuel for the gas turbine generating unit is natural gas, which is procured by Wholesale on the open market and delivered by Gas through its transportation services.  In addition, the unit has the capability to utilize low sulfur fuel oil in the event natural gas is not available or cost effective.

In July 2001, PNM entered into a long-term wholesale power contract with TNMP to provide power to serve a portion of TNMP's New Mexico retail load.  The contract, which commenced July 1, 2001, expires December 31, 2006.  PNM is TNMP's sole supplier for its load in New Mexico.  In the last year of the contract, it is estimated that TNMP will need 114 MW of firm power.  PNM will continue to provide power under this contract post acquisition.

In December 2002, PNM entered into a 27- month contract to supply 80 MW of power to United States Navy facilities in San Diego, California.  PNM began delivering power under the contract January 1, 2003.  The contract runs through March 2005.

In 2002, PNM entered into an agreement with FPL to develop a 200 MW wind generation facility in New Mexico.  PNM began receiving commercial power and renewable energy credits from the project in June 2003.  FPL owns and operates the New Mexico Wind Energy Center , which consists of 136 wind-powered turbines on a site in eastern New Mexico.  PNM has a contract to purchase all the power generated by the New Mexico Wind Energy Center for 25 years.  In 2003, PNM received approval from the NMPRC for a voluntary tariff that allows PNM retail customers to buy wind-generated electricity for a small monthly premium.  Power from the facility not subscribed by PNM retail customers under the voluntary program is sold on the wholesale market, either within New Mexico or outside the state.

PNM entered into a long-term contract to supply between 15 and 25 MW of power to Overton Power District Number 5 in Southern Nevada from October 1, 2003 through December 31, 2007.  PNM has a five-year contract to sell Salt River 50 megawatts of wind power and associated renewable energy credits from the New Mexico Wind Energy Center for the third quarter of each year from 2004 through 2008.  In December 2003, PNM completed an agreement to supply up to 35 megawatts of power to the Mesa, Arizona, municipal utility under a contract that runs through 2013.

Coal Supply

The coal requirements for the SJGS are being supplied by SJCC, a wholly-owned subsidiary of BHP Billiton.  SJCC holds certain federal, state and private coal leases under an underground coal sales agreement, for purposes of this discussion referred to as the "coal agreement", pursuant to which it will supply processed coal for operation of the SJGS through 2017.  The coal agreement is a cost plus contract.  SJCC is reimbursed for all costs for mining and delivering the coal plus an allocated portion of administrative costs.  In addition, SJCC receives a return on its investment.  BHP Minerals International, Inc. has guaranteed the obligations of SJCC under the coal agreement.  This guarantee is with respect to SJCC's obligations as defined in the coal agreement and protects against contingencies such as SJCC non-performance, insolvency, bankruptcy, reorganization, dissolution, and other corporate or organizational adversities.  The coal agreement contemplates the delivery of approximately 85 million tons of coal during its remaining term.  That amount would supply substantially all the requirements of the SJGS through approximately 2017.  In 2001, the Company and Tucson signed the coal agreement with SJCC to replace two surface mining operations with a single underground mine located adjacent to the plant.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

Four Corners is supplied with coal under a fuel agreement between the owners and BNCC, under which BNCC agreed to supply all the coal requirements for the life of the plant.  The current fuel agreement expires July 6, 2016.  BNCC holds a long-term coal mining lease, with options for renewal, from the Navajo Nation and operates a surface mine adjacent to Four Corners with the coal supply expected to be sufficient to supply the units for their estimated useful lives.

In connection with both the SJGS coal agreement and the Four Corners fuel agreement, the owners are required to reimburse SJCC and BNCC for the cost of coal mine decommissioning or reclamation.  Final mine reclamation occurs when mining production activities conclude.  The Company considers these costs part of the cost of delivered coal costs over the life of the respective mine.  This liability is recorded at estimated fair value based on the expected cash out-flows to be made to reimburse SJCC and BNCC for their reclamation activities.  These cash flows are discounted at a credit adjusted risk-free rate.  The liability is accreted and an appropriate incremental cost is recognized using the interest method.

In 2003, the Company completed a comprehensive review with the help of an outside consulting firm of the final reclamation costs for both the surface mines that previously provided coal to SJGS and the current underground mine providing coal.  Based on this study, the Company revised its estimates of the final reclamation of the surface mine.  In addition, the mining contract with BNCC supplying Four Corners was renewed until 2016.  The final cost of reclamation is expected to be $140.3 million in accreted dollars.  In 2004 and 2003, the Company made payments of $13.5 million and $12.9 million, respectively, against this liability.  As of December 31, 2004, and 2003, $47.6 million and $56.9 million, respectively, was recognized as the Company's obligation for reclamation using the fair value method to determine the liability.

In a Global Electric Agreement, the Company was allowed to collect up to $100.0 million of surface mine final reclamation costs from 2003 to 2020.  The Company expects to recover the remaining amount in a future rate case.  In addition, the Company expects to recover the portion of final underground mine reclamation costs related to New Mexico ratepayers in future rate cases.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

The underground mine began commercial operation in January 2003.  At December 31, 2004 and 2003, the balance in the Company's reclamation liability related to mining activities was $1.2 million and $0.6 million, respectively.

Person Station

The Company, in compliance with a Corrective Action Directive issued by the NMED, determined that groundwater contamination existed in the deep and shallow groundwater at the Company's Person Station site.  The Company is required to delineate the extent of the contamination and remediate the contaminants in the groundwater at the Person Station site.  The extent of shallow and deep groundwater contamination was assessed and the results were reported to the NMED.  The Company has received the renewal of the RCRA post-closure care permit for the facility.  Remedial actions for the shallow and deep groundwater were incorporated into the new permit.  The Company has installed and is operating a pump and treatment system for the shallow groundwater.  The renewed RCRA post-closure care permit allows remediation of the deep groundwater contamination through natural attenuation.  The Company's current estimate to decommission its retired fossil-fueled plants (discussed below) includes approximately $3.2 million in additional expenses to complete the groundwater remediation program at Person Station.  The remediation program continues on schedule.

Retired Fossil-Fueled Plant Decommissioning Costs

The Company's retired fossil-fueled generating stations, Person, Prager and Santa Fe Stations, have incurred dismantling and reclamation costs as they are decommissioned.  The Company's decommissioning costs for these fossil-fueled generating stations is projected to be approximately $24.0 million stated in 2002 dollars (of which $19.1 million has already been expended).

Natural Gas Supply

Gas contracts for the purchase of gas primarily to serve its retail customers.  The majority of these contracts are short-term in nature, supplying the gas needs for the current heating season and the following off-season months.  The price of gas is a pass-through, whereby the Company recovers 100% of its cost of gas.  There is also occasion for Gas to purchase gas to source off-system sales.

Electric and Wholesale procure gas supplies independent of the Company and contract with Gas for transportation services.

PVNGS Steam Generators

APS, as the operating agent of PVNGS, has encountered tube cracking in the steam generators and has taken, and will continue to take, remedial actions that it believes have slowed the rate of tube degradation.  The steam generator on Unit 2 was successfully replaced in the outage that ended in December 2003.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

The PVNGS participants have approved the purchase of replacement steam generators for PVNGS Units 1 and 3.  The PVNGS participants approved installation of replacement steam generators for Unit 1 and preliminary work for the replacement steam generators for Unit 3.  Unit 1 will be replaced in the fall of 2005.  Installation of the Unit 3 steam generators is expected to be completed by December 2007.

PVNGS Decommissioning Funding

PNM has a program for funding its share of decommissioning costs for PVNGS. The nuclear decommissioning funding program is invested in equities and fixed income instruments in qualified and non-qualified trusts.  The results of the 2001 decommissioning cost study indicated that PNM's share of the PVNGS decommissioning costs, excluding spent fuel disposal, would be approximately $201 million (measured in 2001 dollars).

PNM provided an additional $5.1 million, $3.1 million and $10.7 million funding for the year ended December 31, 2004, 2003 and 2002, respectively, into the qualified and non-qualified trust funds.  The estimated market value of the trusts for the year ended December 31, 2004 and December 31, 2003 was $93.7 million and $78.7 million.

Nuclear Spent Fuel and Waste Disposal

Pursuant to the Nuclear Waste Act, the DOE is obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Under the Nuclear Waste Act, the DOE was to develop facilities necessary for the storage and disposal of spent nuclear fuel and to have the first facility in operation by 1998.  The DOE has various estimates of when such a repository could be opened, ranging from 2012 to past 2015.

The operator of PVNGS has fuel storage pools at PVNGS, which accommodates fuel from normal operation of PVNGS.  To continue to allow full core offload capability, older fuel is being placed in dry storage casks and removed from the Units.  Through December 31, 2004, the operator of PVNGS has loaded 22 dry storage casks and placed the casks in the completed dry storage facility.  PNM currently estimates that it will incur approximately $41.0 million (in 2001 dollars) over the life of PVNGS for its share of the fuel costs related to the on-site interim storage of spent nuclear fuel during the operating life of the plant.  PNM accrues these costs as a component of fuel expense, meaning that the charges are accrued as the fuel is burned.  During the year ended December 31, 2004, 2003 and 2002, the Company incurred expense of $1.0 million, $1.0 million and $1.0 million, respectively.  At December 31, 2004 and 2003, the Company had $14.3 million and $15.0 million accrued, respectively, for interim storage costs.  The dry storage facility has the space to hold all fuel anticipated to be used during the licensed life of PVNGS.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

PVNGS Liability and Insurance Matters

The PVNGS participants have financial protection for public liability resulting from nuclear energy hazards to the full limit of liability under federal law.  This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $300.0 million and the balance by an industry‑wide retrospective assessment program. If losses at any nuclear power plant covered by the programs exceed the primary liability insurance limit, the Company could be assessed retrospective adjustments.  The maximum assessment per reactor under the program for each nuclear incident is approximately $101.0 million.  The retrospective assessment is subject to an annual limit of $10.0 million per reactor per incident.  Based upon the Company's 10.2% interest in the three PVNGS units, the Company's maximum potential assessment per incident for all three units is approximately $31.0 million, with an annual payment limitation of approximately $3.0 million per incident.  If the funds provided by this retrospective assessment program prove to be insufficient,  Congress could impose revenue-raising measures on the nuclear industry to pay claims.

Possible Price-Anderson Act Changes

Versions of comprehensive energy bills proposed for adoption by Congress contain provisions that would amend the Price-Anderson Act, addressing public liability from nuclear energy hazards in ways that would increase the annual limit on retrospective assessments (see "PVNGS Liability and Insurance Matters" above) from $10.0 million to $15.0 million per reactor per incident with the Company's annual exposure per incident increasing from $3.0 million to $4.5 million.

The Company believes that such changes in applicable law, if enacted, would not result in a "deemed loss event" being declared by the equity investors in respect of the Company's sale and leaseback transactions of PVNGS Units 1 and 2.

Global Electric Agreement

The Global Electric Agreement was signed in 2003.  The Global Electric Agreement provided for the repeal of a majority of the Restructuring Act, a fixed rate path, procedures for the Company's participation in unregulated generating plant activities and other regulatory issues.  The rate path is effective for services rendered September 1, 2003 through December 31, 2007.  Based on the normal time frame for rate proceedings in New Mexico of 10 months, a change in rates would not happen until late 2008.  As a result of the repeal of the Restructuring Act, PNM re-applied the accounting requirements of SFAS 71 to its regulated generation activities.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

Water Supply

Because of New Mexico's arid climate and current drought conditions, there is a growing concern in New Mexico about the use of water for power plants.  The availability of sufficient water supplies to meet all the needs of the state, including growth, is a major issue.  The Company has secured water rights in connection with the Afton and Lordsburg plants and water availability does not appear to be an issue for these plants at this time.

The Four Corners region, in which SJGS and Four Corners are located, experienced drought conditions during 2002 through 2004 that could have affected the water supply for the Company's generation plants.  While snow conditions appear very favorable to date in 2005, in future years, if adequate precipitation is not received in the watershed that supplies the Four Corners region, the plants could be impacted.  Consequently, PNM, APS and BHP Billiton have undertaken activities to secure additional water supplies for SJGS, Four Corners and related mines.  The USBR has been requested to approve a supplemental contract with the Jicarilla Apache Nation for 9,120 acre-feet per year for a one-year term ending December 31, 2005.  Environmental approvals will also need to be obtained for the supplemental contract.  PNM has also negotiated a voluntary shortage sharing agreement with tribes and other water users in the San Juan Basin for a one-year term ending December 31, 2005.  Approvals of the signatory parties and environmental approvals for that agreement will need to be obtained.  Similar agreements were entered into in 2003 and 2004.  Although the Company does not believe that its operations will be materially affected by the drought conditions at this time, it cannot forecast the weather situation or its ramifications, or how regulations and legislation may impact the Company's situation in the future, should the drought continue.

PVNGS Water Supply Litigation

The Company understands that a summons served on APS in 1986 required all water claimants in the Lower Gila River Watershed of Arizona to assert any claims to water on or before January 20, 1987, in an action pending in the Maricopa County Superior Court.  PVNGS is located within the geographic area subject to the summons and the rights of the PVNGS participants, including the Company, to the use of groundwater and effluent at PVNGS are potentially at issue in this action. APS, as the PVNGS project manager, filed claims that dispute the court's jurisdiction over the PVNGS participants' groundwater rights and their contractual rights to effluent relating to PVNGS and, alternatively, seek confirmation of those rights.  In November 1999, the Arizona Supreme Court issued a decision confirming that certain groundwater rights may be available to the federal government and Indian tribes.  In addition, the Arizona Supreme Court issued a decision in September 2000 affirming the lower court's criteria for resolving groundwater claims.  Litigation on both these issues will continue in the trial court.  No trial date concerning the PVNGS participants water rights claims has been set in this matter.  Although this matter remains subject to further evaluation, the Company expects that the described litigation will not have a material adverse impact on its financial position, results of operations or liquidity.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

San Juan River Adjudication

In 1975, the State of New Mexico filed an action entitled "State of New Mexico v. United States, et al.", in the District Court of San Juan County, New Mexico, to adjudicate all water rights in the San Juan River Stream System.  The Company was made a defendant in the litigation in 1976.  The action is expected to adjudicate water rights used at Four Corners and at SJGS (see "Water Supply" above).  Recently, the Navajo Nation and various parties announced a preliminary settlement of the Nation's reserved surface water rights.  Discussions are still ongoing and Congressional legislation as well as other approvals will be required to implement the settlement, if it is finalized.  The Company cannot at this time anticipate the effect, if any, of any water rights adjudication on the present arrangements for water at SJGS and Four Corners.  It is PNM's understanding that final resolution of the case cannot be expected for several years. PNM is unable to predict the ultimate outcome.

Conflicts at San Juan Mine Involving Oil and Gas Leaseholders

The SJCC, through leases with the federal government and the State of New Mexico, owns coal interests with respect to an underground mine.  Certain gas producers have leases in the area of the underground coal mine and have asserted claims against SJCC that its coal mining activities are interfering with gas production in the San Juan area.  The Company understands that discussions with gas leaseholders are ongoing, although no formal litigation has been filed.  The Company is unable to predict the outcome of this matter.

Navajo Nation Environmental Issues

Four Corners is located on the Navajo Reservation and is held under an easement granted by the federal government as well as a lease from the Navajo Nation.  APS is the Four Corners operating agent and PNM owns a 13% ownership interest in Units 4 and 5 of Four Corners.

In July 1995, the Navajo Nation enacted the Navajo Acts.  The Navajo Acts purport to give the Navajo Nation EPA authority to promulgate regulations covering air quality, drinking water, and pesticide activities, including those activities that occur at Four Corners.  On October 17, 1995, the Four Corners participants filed a lawsuit in the District Court of the Navajo Nation, Window Rock District, challenging the applicability of the Navajo Nation as to Four Corners.  The District Court has stayed these proceedings pursuant to a request by the parties, and the parties are seeking to negotiate a settlement.

In February 1998, the EPA issued regulations identifying those Clean Air Act provisions for which it is appropriate to treat Native American tribes in the same manner as states. The EPA has announced that it has not yet determined whether the Clean Air Act would supersede pre-existing binding agreements between the Navajo Nation and the Four Corners participants that could limit the Navajo Nation's environmental regulatory authority over Four Corners.  The Company believes that the Clean Air Act does not supersede these pre-existing agreements.  The Company cannot currently predict the outcome of this matter.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

In April 2000, the Navajo Tribal Council approved operating permit regulations under the Navajo Nation Air Pollution Prevention and Control Act. The Four Corners participants believe that the regulations fail to recognize that the Navajo Nation did not intend to assert jurisdiction over Four Corners.  On July 12, 2000, each of the Four Corners participants filed a petition with the Navajo Supreme Court for review of the operating permit regulations.  Those proceedings have been stayed, pending the settlement negotiations mentioned above.  The Company cannot currently predict the outcome of this matter.

Western United States Wholesale Power Market

Various circumstances, including electric power supply shortages, weather conditions, gas supply costs, transmission constraints, and alleged market manipulation by certain sellers, resulted in the well-publicized " California energy crisis" and in the bankruptcy filings of the Cal PX and of PG&E.  However, since the third quarter of 2001, conditions in the Western wholesale power market have changed substantially because of regulatory actions, conservation measures, the construction of additional generation, a decline in daily natural gas prices relative to levels reached during the California energy crisis and regional economic conditions.

As a result of the foregoing conditions in the Western market, the FERC and other federal and state governmental authorities initiated investigations, litigation and other proceedings relevant to the Company and other sellers.  The more significant of these in relation to the Company are summarized below.

California Refund Proceeding

SDG&E and other California buyers filed a complaint with the FERC in 2000 against sellers into the California wholesale electric market.  Hearings were held in September 2002, and the ALJ issued the "Proposed Findings on California Refund Liability" in December 2002, in which it was determined that the Cal ISO had, for the most part, correctly calculated the amounts of the potential refunds owed by sellers.  The ALJ identified what were termed "ballpark" figures for the amount of refunds due under the order in an appendix to the proposed findings document.  Pursuant to the FERC's order, PNM filed, in conjunction with the competitive supplier group, initial comments in January 2003 to the ALJ's preliminary findings addressing errors the Company believes the ALJ made in the proposed findings, and filed reply comments in February 2003.

Prior to the December 2002 ALJ decision, the Ninth Circuit ordered the FERC to allow the parties in the case to provide additional evidence regarding alleged market manipulation by sellers.  Several California parties submitted additional evidence in March 2003 to support their position that virtually all market participants, including PNM, either engaged in specific market manipulation strategies or facilitated such strategies.  PNM maintains that it did not engage in improper wholesale activities, and filed reply evidence in March 2003, denying the allegations against it.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

In March 2003, the FERC issued an order substantially adopting the ALJ's findings in the December 2002 decision, but requiring a change to the formula used to calculate refunds.  The FERC raised concerns that the indices for California gas prices, a major element in the refund formula, had been subject to potential manipulation and were unverifiable.  The effect of this change, which is not yet final, would be to increase PNM's refund liability.  In October 2003, the FERC issued its order on rehearing in which it affirmed its decision to change the gas price indices used to calculate the refund amounts.  This has the effect of increasing the Company's amount of refund.  The precise amounts, however, will not be certain until the Cal ISO and Cal PX recalculate the refund amounts.  The Cal ISO advised that it estimates it will not complete recalculation of refunds until the first quarter of 2005, at the earliest.  In June 2004, the FERC hosted a settlement conference in which the California parties proposed a settlement template for the California refund proceedings.  The Company has engaged in discussions with California parties based upon the template provided in the settlement conference, but is unable to predict whether settlement will be reached.

In September 2004, the Ninth Circuit issued its decision in one of the lead appellate cases addressing the FERC's refund order.  The Ninth Circuit upheld the FERC's authority to establish the market-based rate framework under the Federal Power Act, but held that the FERC violated its administrative discretion by declining to investigate whether it should order refunds from sellers who failed to provide transaction-specific reports to the FERC as required by its rules.  The Ninth Circuit determined that the FERC has the authority to order refunds for these transactions if it elects to do so and remanded the case to the FERC for further proceedings, including a determination as to whether additional refunds are appropriate.  PNM participated with other competitive sellers requesting rehearing en banc by the Ninth Circuit, which is still pending.  The Company cannot predict the ultimate outcome of any FERC proceeding that may result from the final decision, or whether PNM will be ultimately directed to make any additional future refunds as the result of the decision; however, the Company has recorded a reserve for this contingency.

Pacific Northwest Refund Proceeding

In addition to the California refund proceedings, Puget Sound Energy, Inc. filed a complaint at the FERC alleging that spot market prices in the Pacific Northwest wholesale electric market were unjust and unreasonable.  In September 2001, the ALJ issued a recommended decision and declined to order refunds associated with wholesale electric sales in the Pacific Northwest.  In a ruling similar to the one issued in the California refund proceeding, the FERC allowed additional discovery to take place and the submission of additional evidence in the case in March 2003.  In June 2003, the FERC issued an order terminating the proceeding and adopting the ALJ's recommendation that no refunds should be ordered.  Several parties in the proceeding filed requests for rehearing and in November 2003, the FERC denied rehearing and reaffirmed its prior ruling that refunds were not appropriate for spot market sales in the Pacific Northwest during the first half of 2001.  In November 2003, the Port of Seattle filed an appeal of the FERC's order denying rehearing in the Ninth Circuit, which is still pending.  As a participant in the proceedings before the FERC, the Company is also participating in the appeal proceedings.  The Company is unable to predict the ultimate outcome of this appeal, or whether PNM will ultimately be directed to make any refunds.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

FERC Show Cause Orders

The FERC initiated a market manipulation investigation, partially in response to the bankruptcy filing of the Enron Corporation  and to allegations that Enron Corporation may have engaged in manipulation of portions of the Western wholesale power market.  In connection with that investigation, all sellers into Western electric and gas markets were required to submit data regarding short-term transactions in 2000-2001.  In March 2003, the FERC staff issued its final report, which addressed various types of conduct that the FERC staff believed may have violated market monitoring protocols in the Cal ISO and Cal PX tariffs.  Based on the final report, the FERC issued orders to certain companies, including Enron Corporation, requiring them to show cause why the FERC should not revoke their authorizations to sell electricity at market-based rates.  In addition, the FERC staff recommended that the FERC issue orders requiring certain entities to show cause why they should not be required to disgorge profits associated with conduct deemed to violate the Cal ISO and Cal PX tariffs, or be subject to other remedial action.

In June 2003, the FERC issued two separate orders to show cause against PNM and over sixty other companies.  In the first order, the Gaming Practices Order, the FERC asserted that certain entities, including PNM, appeared to have participated in activities that constitute gaming and/or anomalous market behavior in violation of the Cal ISO and Cal PX tariffs during the period January 1, 2000 to June 20, 2001.  Specifically, PNM is alleged to have engaged in a practice termed "False Import," which the FERC defined as the practice of exporting power generated by California and then reimporting it into California in order to avoid price caps on energy generated in California.  These allegations are based primarily on an initial Cal ISO report and the additional evidentiary submission by California parties.  The Cal ISO was ordered to submit additional information on which the entities subject to the Show Cause Order should respond.  For PNM, the potential disgorgement for alleged "False Import" transactions covers the period May 1, 2000 to October 1, 2000.  After review of the additional Cal ISO data and consultation with PNM, the FERC trial staff filed a motion to dismiss PNM from the case in August 2003.  In September 2003, the California parties filed their objection to the dismissal of PNM from the case.  In January 2004, the FERC issued an order granting trial staff's motion to dismiss PNM from the Gaming Practices docket on grounds that the FERC staff's investigation did not reveal that PNM engaged in the practice of "False Import."  As a result, the Company has been dismissed from the Gaming Practices proceedings.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

In the second order to show cause, the Gaming Partnerships Order, the FERC asserted that certain entities, including PNM, acted in concert with Enron Corporation and other market participants to engage in activities that constitute gaming and/or anomalous market behavior in violation of the Cal ISO and Cal PX tariffs during the period January 1, 2000 to June 20, 2001.  Specifically, PNM is alleged to have entered into "partnerships, alliances or other arrangements" with thirteen of its customers that allegedly may have been used as market manipulation schemes.  The precise basis for certain of the FERC's allegations is not clear from the Gaming Partnerships Order, although it appears that most arise out of PNM's provision of "parking and lending" services to the identified companies.  The potential remedies include disgorgement of unjust profits, as well as non-monetary remedies such as revocation of a seller's market-based rate authority.

In September 2003, PNM filed its responses to the Gaming Partnerships Order indicating that it did not engage in the alleged "partnerships, alliances or other arrangements" with the alleged parties.  In October 2003, PNM filed testimony and exhibits in the case reasserting its response previously filed.  In January 2004, the FERC issued an order granting the FERC staff's motion to dismiss seven of the thirteen PNM customers on grounds that there was no evidence to conclude that these companies used their commercial relationship with PNM to game the Cal ISO and Cal PX markets.  On February 27, 2004, the FERC staff and the California parties filed their testimony in the case.  The FERC staff did not identify any improper conduct by PNM.  The California parties alleged that PNM provided false information regarding parking transactions that allowed other parties to game the California market.  In March 2004, the FERC approved the settlements entered into by two of the thirteen PNM customers and dismissed another of PNM's customers from the proceeding.  Of the three remaining PNM customers in the docket, the FERC staff has entered into settlement agreements with two of them.  In May 2004, the Chief ALJ issued an order suspending the procedural schedule in the docket pursuant to the California parties' request to enable the parties to engage in settlement discussions of all matters related to the "California energy crisis."  In September 2004, the FERC staff filed a motion to dismiss PNM from the docket and to enter into a settlement of certain parking and lending transactions.  The staff's motion states that after investigation and review there is no evidence that the Company either engaged in a gaming practice that violated the Cal ISO or Cal PX tariffs by directly transacting through the Cal ISO or Cal PX markets, or shared any unjust profits earned by PNM's customers that may have engaged in gaming practices.  Additionally, the Company entered into a settlement of certain matters outside the scope of the docket related to historic parking and lending transactions, under which PNM agreed not to provide parking and lending services prospectively without first meeting certain requirements agreed to with the FERC staff.  Additionally, the Company agreed to pay $1.0 million in settlement to the FERC to obtain satisfaction of all issues related to any potential liability stemming from the provision of such services historically.  In October 2004, the California parties filed their opposition to the motion to dismiss and settlement.  Both the Company and the FERC staff have made filings in which they vigorously support the motion to dismiss PNM from the docket and the settlement reached with the FERC staff.  The motion is pending at FERC.  The Company is unable to predict whether the motion to dismiss PNM will be granted by the FERC, whether the settlement will be approved by the FERC, or the final outcome of this matter.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

California Power Exchange and Pacific Gas and Electric Bankruptcies

In January and February 2001, SCE and the major purchasers of power from the Cal ISO and Cal PX, defaulted on payments due to the Cal ISO for power purchased from the Cal PX in 2000.  These defaults caused the Cal PX to seek bankruptcy protection.  PG&E subsequently also sought bankruptcy protection.  PNM has filed its proofs of claims in the Cal PX and PG&E bankruptcy proceedings.  Amounts due to PNM from the Cal ISO or Cal PX for power sold to them in 2000 and 2001 total approximately $7.9 million.  At December 31, 2003, the Company provided an allowance for amounts due from the Cal ISO and Cal PX.  The allowance was substantially reduced at September 30, 2004 due to additional information related to the recoverability of the total amounts due.  Both the PG&E and Cal PX bankruptcy cases have confirmed plans of reorganization in which the claims of various creditors have been specially classified and are waiting a final determination by the FERC before the claims are actually paid.  The PG&E bankruptcy case has an escrow account and the Cal PX bankruptcy has established a settlement account, both of which are awaiting a determination by the FERC setting the level of claims and allocating the funds.

California Attorney General Complaint

In March 2002, the California Attorney General filed a complaint with the FERC against numerous sellers regarding prices for wholesale electric sales into the Cal ISO and Cal PX markets and to the California Department of Water Resources.  PNM was among the sellers identified in this complaint and filed its answer and motion to intervene.  In its answer, PNM defended its pricing and challenged the theory of liability underlying the California Attorney General's complaint.  In May 2002, the FERC entered an order denying the California Attorney General's request to initiate a refund proceeding, but directed sellers, including PNM, to comply with additional reporting requirements with regard to certain wholesale power transactions.  PNM has made filings required by the May 2002 order.  The California Attorney General filed a petition for review in the Ninth Circuit.  PNM intervened in the Ninth Circuit appeal and participated as a party in that proceeding.  As noted above, in September 2004, the Ninth Circuit issued its decision upholding the FERC's authority to establish the market-based rate framework under the Federal Power Act, but held that the FERC violated its administrative discretion by declining to investigate whether it should order refunds from sellers who failed to provide transaction-specific reports to the FERC as required by its rules.  The Ninth Circuit determined that the FERC has the authority to order refunds for these transactions if it elects to do so and remanded the case back to the FERC for further proceedings, including a determination as to whether additional refunds are appropriate.  PNM participated with other competitive sellers requesting rehearing en banc by the Ninth Circuit, which is still pending.  The Company cannot predict the ultimate outcome of the FERC proceeding on remand, or whether PNM will be ultimately directed to make any additional refunds as the result of the decision.  As addressed below, the California Attorney General has also threatened litigation against PNM in state court in California based on similar allegations.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

California Attorney General Threatened Litigation

The California Attorney General has filed several lawsuits in California state court against certain power marketers for alleged unfair trade practices involving overcharges for electricity.  In April 2002, the California Attorney General notified PNM of intent to file a complaint in California state court against PNM concerning PNM's alleged failure to file rates for wholesale electricity sold in California and for allegedly charging unjust and unreasonable rates in the California markets.  The letter invited PNM to contact the California Attorney General's office before the complaint was filed.  PNM has met several times with representatives of the California Attorney General's office. Further discussions are contemplated.  To date, a lawsuit has not been filed by the California Attorney General and the Company cannot predict if a lawsuit will be filed or the outcome of any such lawsuit.

California Antitrust Litigation

 Several class action lawsuits have been filed in California state courts against electric generators and marketers, alleging that the defendants violated the law by manipulating the market to grossly inflate electricity prices.  Named defendants in these lawsuits include Duke Energy Corporation and related entities along with other named sellers into the California market and numerous other "unidentified defendants."  Certain of these lawsuits were consolidated for hearing in state court in San Diego, California.  In May 2002, the Duke defendants served a cross-claim on PNM.  Duke Energy Corporation also cross-claimed against many of the other sellers into California.  Duke Energy Corporation asked for declaratory relief and for indemnification for any damages that might ultimately be imposed on it.  Several defendants removed the case to federal court in California.  The federal judge has entered an order remanding the matter to state court, but the effect of that ruling has been stayed pending appeal.  PNM has joined with other cross-defendants in motions to dismiss the cross-claim.  The Company believes it has meritorious defenses but cannot predict the outcome of this matter.

Block Forward Agreement Litigation

In February 2002, PNM was served with a declaratory relief complaint filed by the State of California in California state court.  The state's declaratory relief complaint seeks a determination that the state is not liable for its commandeering of certain energy contracts known as "Block Forward Agreements".  The Block Forward Agreements were a form of futures contracts for the purchase of electricity at below-market prices and served as security for payment by PG&E and SCE for their electricity purchases through the Cal PX.  When PG&E and SCE defaulted on payment obligations incurred through the Cal PX, the Cal PX moved to liquidate the Block Forward Agreements to satisfy in part the obligations owed by PG&E and SCE.  Before the Cal PX could liquidate the Block Forward Agreements, the State of California commandeered them for its own purposes.  In March 2001, PNM and other similarly situated sellers of electricity through the Cal PX filed claims for damages with the California Victims Compensation and Government Claims Board (the "Victims Claims Board" for purposes of this discussion) on the theory that the state, by commandeering the Block Forward Agreements, had deprived them of security to which they were entitled under the terms of the Cal PX's tariff.  The Victims Claims Board denied PNM's claim in March 2002.  PNM filed a complaint against the State of California in California state court in September 2002, seeking damages for the state's commandeering of the Block Forward Agreements and requesting judicial coordination with the state's declaratory relief action filed in February 2002 on the basis that the two actions raise essentially the same issues.  The California state court judge delayed establishing a procedural schedule for the case pending a determination of the Cal PX's status in the litigation.  The judge has since held that the Cal PX could represent the interests of Cal PX participants in the litigation.  In March 2004, both the Cal PX and the State of California filed demurrers against each other's actions, alleging each other's actions failed to state a cause of action and that the issues raised in the other's case were identical to the issues raised in their own cases.  In a hearing held in April 2004, the judge determined not to rule on the demurrers until the specific market participants named in the declaratory action proceeding affirmatively determined whether they would agree to be bound by any judgment reached in the Cal PX complaint action.  As a result of the judge's order issued in May 2004, the various parties in the case were presented with a proposed stipulation under which the sellers would agree that the Cal PX would represent their interest in the proceedings, the sellers would agree to be bound by any judgment in the case, the sellers would dismiss their complaints against the State of California, and in turn, the State of California would dismiss its cross-complaints against the sellers, and the Cal PX would amend its complaint to indicate that it is bringing the lawsuit on behalf of the sellers.  The Company agreed with the stipulation and executed the stipulation agreement.  The Company cannot predict the outcome of the litigation involving the Cal PX and the State of California, or whether the Company will be awarded any damages as a result of the litigation.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

Wholesale Power Marketing Antitrust Suit

On June 14, 2004, PNM received notice that PNM has been included in a list of 56 defendants that have been sued by the City of Tacoma Department of Public Utilities in federal district court in the State of Washington.  PNM has been listed in a class of defendants referred to as the "Trading Defendants", who allegedly engaged in buying, selling and marketing power in California and other locations in the Western United States.  The complaint alleges the Trading Defendants acted in concert among themselves and with "Non-Defendant Trading Co-Conspirators" that were engaged in conduct that amounted to "market manipulations", which the complaint defines as a pattern of activities that had the purpose and effect of creating the impression that the demand for power was higher, the supply of power was lower, or both, than was in fact the case.  The complaint identified specific conduct that allegedly amounted to "market manipulations", including the submission of false information and misrepresentation regarding load schedules, bids, power supply, transmission congestion, source and destination of energy, the supply and provision of energy and ancillary services.  The complaint alleged the activities of the Trading Defendants, along with "Generator Defendants", who are defined as generators who generated power for sale into California and other Western markets, and the co-conspirators, resulted in substantially increased prices for energy in the Pacific Northwest spot market in excess of what otherwise would have been the price absent such unlawful acts, in violation of antitrust laws.   The complaint asserted damages in excess of $175.0 million from the multiple defendants.  There have been three recent Ninth Circuit decisions that, collectively, appear to make Plaintiffs' case more difficult to prevail.  As a result,  PNM joined a motion to dismiss the City of Tacoma Department of Public Utilities complaint given Ninth Circuit precedent.  In a decision issued in February 2005, the district court judge in the case granted defendants' motion to dismiss.  As a result, the antitrust lawsuit against PNM filed by the City of Tacoma Department of Public Utilities has been dismissed.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

New Source Review Rules

In November 1999, the DOJ, at the request of the EPA, filed complaints against seven companies, alleging that the companies over the past 25 years had made modifications to their plants in violation of the NSR requirements and in some cases the NSPS regulations, which could result in the requirement to make costly environmental additions to older power plants. Whether or not the EPA will ultimately prevail is uncertain at this time.  In August 2003, in one of the pending enforcement cases against Ohio Edison Company, a federal district judge in Ohio ruled in favor of the EPA and against Ohio Edison.  The judge accepted the legal theories advanced by the government and in particular found that eleven construction projects undertaken by the utility in that case between 1984 and 1998 were "modifications" of the plants within the meaning of the Clean Air Act, not RMRR.  By contrast, in a separate federal district court proceeding against Duke, the court has made certain rulings in summary judgment motions that appeared to potentially validate elements of the industry position.  If the EPA prevails in the position advanced in the pending litigation, PNM may be required to make significant capital expenditures, which could have a material adverse effect on the Company's financial position and results of operations.

No complaint has been filed against PNM by the EPA, and the Company believes that all of the routine maintenance, repair, and replacement work undertaken at its power plants was and continues to be in accordance with the requirements of NSR and NSPS.  However, in October 2000, the NMED made an information request of PNM, advising PNM that the NMED was in the process of assisting the EPA in the EPA's nationwide effort "of verifying that changes made at the country's utilities have not inadvertently triggered a modification under the Clean Air Act's PSD policies.  PNM has responded to the NMED information request.  In June 2002, PNM received another information request from the NMED for a list of capital projects budgeted or completed in 2001 or 2002.  PNM has responded to the additional NMED information request.

In December 2002, the EPA promulgated certain long-awaited revisions to the NSR rules, along with proposals to revise the RMRR exclusion contained in the regulations.  In August 2003, the EPA issued its rule regarding RMRR, clarifying what constitutes RMRR of damaged or worn equipment, subject to safeguards to assure consistency with the Clean Air Act.  It provides that replacements of equipment are routine only if the new equipment is (i) identical or functionally equivalent to the equipment being replaced; (ii) does not cost more than 20% of the replacement value of the unit of which the equipment is a part; (iii) does not change the basic design parameters of the unit; and (iv) does not cause the unit to exceed any of its permitted emissions limits.  Legal challenges to the RMRR rule have been filed by several states; other states have intervened in support of the rule. How such challenges will ultimately be resolved cannot be predicted but an appellate court order has stayed the effect of the RMRR rule pending the outcome of the litigation.  The Company is unable to determine the impact of this matter.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

The Clean Air Act

On July 1, 1999, the EPA published its final regional haze regulations.  The purpose of the regional haze regulations is to address regional haze visibility impairment in the 156 Class 1 areas in the nation, which consist of national parks, wilderness areas and other similar areas.  The final rule calls for all states to establish goals and emission reduction strategies for improving visibility in all the Class 1 areas.  The Company cannot predict at this time what the impact of the implementation of the regional haze rule will be on the Company's coal-fired power plant operations.  Potentially, additional sulfur dioxide emission reductions could be required in the 2013-2018 timeframe.  The nature and cost of compliance with these potential requirements cannot be determined at this time.  However, the Company does not anticipate any material adverse impact on the Company's financial condition or results of operations.

Citizen Suit Under the Clean Air Act

Following required notification, the GCT filed a so-called "citizen suit" in federal district court in New Mexico against PNM (but not against the other SJGS co-owners) in May 2002.  The suit alleged two violations of the Clean Air Act and related regulations and permits.  First, GCT argued that the plant has violated, and is currently in violation of, the federal PSD rules, as well as the corresponding provisions of the New Mexico Administrative Code, at SJGS Units 3 and 4.  Second, GCT alleged that the plant has "regularly violated" the 20% opacity limit contained in SJGS's operating permit and set forth in federal and state regulations at Units 1, 3 and 4.  The lawsuit seeks penalties as well as injunctive and declaratory relief.  PNM denied the material allegations in the complaint.

PNM obtained summary judgment dismissing GCT's PSD claims.  A trial on PNM's general defenses to GCT's opacity claims was conducted in November 2003.  On February 2, 2004 the Court issued its memorandum opinion on the trial proceedings and rejected certain of PNM's general defenses, thus requiring a subsequent trial to be scheduled on PNM's defenses to individual alleged opacity violations.  By letter dated April 29, 2004, GCT provided a notice of intent to sue as a jurisdictional prerequisite to filing another citizens' suit under the Clean Air Act.  The notice of intent contains allegations that PNM continued to violate the applicable opacity standard for SJGS Units 1, 3 and 4 following the filing of the suit above, that PNM violated its duty to operate SJGS in a manner consistent with good air pollution control practices for minimizing pollution and that PNM failed to properly report emissions deviations and certify compliance with applicable air emissions standards.

By order of the court, PNM and GCT entered into settlement discussions.  The discussions were expanded to include the NMED to address the "Excess Emission Reports" addressed below.  Those discussions are continuing.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

Archeological Site Disturbance

The Company hired Great Southwestern to conduct certain "climb and tighten" activities on a number of electric transmission lines in New Mexico between July 2001 and December 2001.  Those lines traverse a combination of federal, state, tribal and private properties in New Mexico.  In late May 2002, the USFS notified PNM that apparent disturbances to archeological sites had been discovered in and around the rights-of-way for PNM's transmission lines in the Carson National Forest in New Mexico.  Great Southwestern had performed "climb and tighten" activities on those transmission lines.

PNM confirmed the existence of the disturbances, as well as disturbances associated with certain arroyos that may raise issues under section 404 of the Clean Water Act.  PNM contracted for an archeological assessment and a proposed remediation plan with respect to the disturbances and has provided the assessment to the USFS and the federal Bureau of Land Management.  The Santa Fe National Forest issued a notice of non-compliance to PNM for alleged non-compliance with the terms and conditions of PNM's special use authorization relating to maintenance of PNM's power lines on USFS land.

By letter dated March 22, 2004, the NNHPD indicated that it would not pursue either criminal or civil damages under the Archeological Resources Protection Act and proposed a stipulation to address disturbances on Navajo Nation Land .  PNM and Great Southwestern entered into a letter agreement, dated June 7, 2004, with the NNHPD for a survey of potential impacts on Navajo Nation land.  If disturbed cultural resources are encountered, appropriate treatment plans will be implemented.  Under the terms of the June 7, 2004 letter agreement, the NNHPD agreed to release all claims against PNM and Great Southwestern for any impacts on Navajo Nation land arising from the "climb and tighten" project.  The cultural survey of Navajo Nation land impacted by the "climb and tighten" activities was conducted in October 2004.  Survey documents are currently under review.  The Company is unable to predict the outcome of this matter and cannot predict the potential impact on the Company's operations.

Excess Emissions Reports

As required by law, whenever there are excess emissions from SJGS, due to such causes as start-up, shutdown, upset, breakdown or certain other conditions, PNM makes filings with the NMED.  For several years, PNM has been in discussions with NMED concerning excess emissions reports for the period after January 1997.  During this time, the NMED has investigated the circumstances of these excess emissions and whether these emissions involve any violation of applicable SJGS permits or regulations.  In September 2003, the NMED advised that it would not excuse certain of the excess emissions that were the subject of PNM's excess emissions reporting.  The NMED also adopted a new construction of PNM's operating permit relating to opacity compliance at SJGS.  In May 2004, the NMED issued a "draft" compliance order that included allegations that SJGS violated certain applicable air quality limitations.  PNM and the NMED have entered into settlement discussions concerning the alleged air quality violations and those discussions are continuing.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

Santa Fe Generating Station

PNM and the NMED conducted investigations of gasoline and chlorinated solvent groundwater contamination detected beneath PNM's former Santa Fe Generating Station  site to determine the source of the contamination pursuant to a 1992 Settlement Agreement between PNM and the NMED.

PNM is of the opinion that the data compiled indicates observed groundwater contamination originated from off-site sources.  However, in August 2003, PNM elected to enter into a fifth amendment to the 1992 Settlement Agreement with the NMED to avoid a prolonged legal dispute whereby PNM agreed to supplement remediation facilities by installing an additional extraction well and two new monitoring wells to address remaining gasoline contamination in the groundwater at and in the vicinity of the site.  PNM will continue to operate the remediation facilities until the groundwater is cleaned up to applicable federal standards or until such time as the NMED determines that additional remediation is not required, whichever is earlier.  The City of Santa Fe, the NMED and PNM entered into an amended Memorandum of Understanding relating to the continued operation of the Santa Fe well and the remediation facilities called for under the latest Amended Settlement Agreement.

In September 2003, PNM was verbally informed that the Superfund Oversight Section of the NMED is conducting an investigation into the chlorinated solvent contamination in the vicinity of the former Santa Fe Generating Station site.  The investigation will study possible sources for the chlorinated solvents in the groundwater.

Natural Gas Royalties Qui Tam Litigation

In 1999, a complaint was served on the Company alleging violations of the False Claims Act by PNM and its subsidiaries, Gathering Company and Processing Company (collectively, the "Company" for purposes of this discussion), by purportedly failing to properly measure natural gas from Federal and tribal properties in New Mexico, and consequently, underpaying royalties owed to the Federal government.  A private relator is pursuing the lawsuit.  The complaint was served after the DOJ declined to intervene to pursue the lawsuit. The complaint seeks actual damages, treble damages, costs and attorneys fees, among other relief.

The parties have completed discovery on the issue of whether the relator meets the requirements for bringing a claim under the False Claims Act.  The Company is currently participating with other defendants in a motion to dismiss on the ground that the relator does not meet those requirements.  That motion is expected to be argued before a Special Master in March 2005.  The Company is vigorously defending this lawsuit and is unable to estimate the potential liability, if any, or to predict the ultimate outcome of this lawsuit.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

Asbestos Cases

The Company was named in 2003 as one of a number of defendants in 21 personal injury lawsuits relating to alleged exposure to asbestos.  All of these cases involve claims of individuals, or their descendents, who worked for contractors building, or working at, Company power plants.  Some of the claims relate to construction activities during the 1950's and 1960's, while other claims generally allege exposure during the last 30 years. The Company has never manufactured, sold or distributed products containing asbestos.  PNM has been dismissed with prejudice from all but three of the cases.  The Company was insured by a number of different insurance policies during the time period at issue in these cases.  Although the Company is unable to fully predict the outcome of this litigation, the Company believes that these legal proceedings will not have a material impact on the financial condition of the Company.

SESCO Matter

In October 2003, the TCEQ requested information from PNM concerning any involvement that PNM had with SESCO, a former electrical equipment repair and sales company located in San Angelo, Texas.  PNM was informed that the TCEQ and the EPA claim to have identified contamination of the soil and groundwater at the site.

TCEQ is conducting a site investigation of a SESCO facility pursuant to the Texas Solid Waste Act and that the SESCO site has been referred to the Superfund Site Discovery and Assessment Program.  The primary concern appears to be polychlorinated biphenyls in soil and groundwater on and adjacent to the site.  The TCEQ is conducting the site investigation to determine what remediation activities are required at the SESCO site and to identify potentially responsible parties.  In January 2004, PNM submitted its preliminary response to the TCEQ request for information.  The response states that PNM previously had a "requirements" contract with SESCO for the repair of electric transformers.  It appears that a number of transformers were sent to SESCO for repair.  In addition, it appears that PNM sold a number of retired transformers to SESCO.  An informational meeting took place in Austin, Texas on April 8, 2004 where the status of the SESCO site and the possible establishment of a potentially responsible parties' committee was discussed.  On February 8, 2005, PNM agreed to participate in the potentially responsible parties' committee.  PNM will voluntarily participate with the others in the investigation and may participate in any required remediation at the SESCO facility in San Angelo, Texas.  PNM is still investigating its role in the matter, and is unable to predict the outcome at this time.

Tax Refund Litigation

In November 2004, the United States Department of Justice filed a complaint against the Company in federal court, alleging that approximately $4.2 million of income tax refunds claimed and received for the 1998 and 1999 tax years were erroneously paid.  The complaint seeks return of that refund amount, plus interest, a 10% surcharge and costs.  The Company has filed an answer in response to the complaint denying all the material allegations.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

The suit arises from refunds granted in connection with the 1998 and 1999 tax years.  The refunds were claimed on amended returns filed in September 2002 and were paid by the IRS in November and December 2002.  The government's complaint alleges that the Company did not correctly elect to deduct Research and Experimental expenses, and that certain costs did not qualify as Research and Experimental.  Therefore, the government asserts that the Company is not entitled to the refunds.

The Company is vigorously defending this lawsuit and is unable to predict the ultimate outcome of this litigation.

Meadows Resources, Inc. Net Operating Loss Carry Forwards

The IRS has challenged certain net operating loss carry-forwards on the Company's 2001 tax return.  The carry-forwards were generated by Meadows Resources, Inc., a now inactive subsidiary of the Company.   The IRS has issued a "Notice of Proposed Adjustments", in which they propose to disallow the net operating loss carry-forward.

The examination of the Company's 2001 tax return, including this deduction, is in the very early stages.  The Company disagrees with the proposed adjustment and intends to take all steps available in the IRS audit and appeals process to vigorously oppose the proposed adjustment.

The Company does not anticipate that the ultimate resolution of the issue will have a material adverse financial impact on the Company or its operations.

Public Utility Holding Company Act of 1935

The Holding Company was established as the holding company in 2001 and was exempt from regulation under PUHCA.  In April 2004, however, the SEC staff informed the Holding Company that, because of an SEC ruling in 2003, the level of interstate power sales by PNM, its utility subsidiary, did not allow the Holding Company to continue to claim exemption from registration.

On December 30, 2004, the Holding Company became a registered holding company under PUHCA.  The Holding Company also created a services company, which began operation on January 1, 2005, subject to final approval by the SEC.  Other than the formation of its corporate services company, the Company does not anticipate that registration will affect its operations.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

Coal Combustion Waste Disposal

SJCC currently disposes of fly ash from SJGS in the surface mine pits adjacent to the plant.  PNM and SJCC have been participating in various sessions sponsored by EPA to consider rulemaking for the disposal of coal combustion products, including disposal of fly ash from SJGS. The rulemaking would be pursuant to the Bevill Amendment of the Resource Conservation and Recovery Act.  PNM cannot predict the outcome of this matter but does not believe currently that it will have a material adverse impact on the Company or its operations.

Other

There are various claims and lawsuits pending against the Company.  The Company is also subject to federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites.  In addition, the Company periodically enters into financial commitments in connection with its business operations.  It is not possible at this time for the Company to determine fully the effect of all litigation and other legal proceedings on its consolidated financial statements.  However, the Company has recorded a liability where the litigation effects can be estimated and where an outcome is considered probable.  The Company does not expect that any known lawsuits, environmental costs and commitments will have a material adverse effect on its financial condition or results of operations, although the outcome of litigation, investigations and other legal proceedings is inherently uncertain.

The Company is involved in various legal proceedings in the normal course of its business.  The associated legal costs for these legal matters are accrued when incurred.  It is also the Company's policy to accrue for legal costs expected to be incurred in connection with SFAS No. 5 "Accounting for Contingencies" ("SFAS 5") legal matters when it is probable that a SFAS 5 liability has been incurred and the amount of expected legal costs to be incurred is reasonably estimable.  These estimates include costs for external counsel professional fees.

(15)  Rate Matters

Gas Rate Case

In January 2003, PNM filed a general gas rate case, requesting that the NMPRC approve an increase in the service fees charged to its 441,000 natural-gas customers.  In June 2003, PNM, the NMPRC Staff, and a group of industrial consumers filed a settlement allowing the Company a $20.0 million annual revenue increase in base cost of service rates, a $1.6 million annual increase in miscellaneous fees and charges and the recovery of $4.4 million in previously approved costs.  Under the stipulation, which was approved by the NMPRC in January 2004, the residential rate increase went into effect with bills rendered in April 2004.  The approved rates increase gas revenues by $22.0 million annually.  All other non-residential rate increases went into on, January 13, 2004.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

(16)   Environmental Issues

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

The Company records its environmental liabilities when site assessments or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated.  The Company reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation, operations and maintenance, monitoring and site closure.  Unless there is a probable amount, the Company records the lower end of such reasonably likely range of costs (classified as other long-term liabilities at undiscounted amounts).

The Company's recorded minimum liability estimated to remediate its identified sites was $5.8 million and $6.8 million as of December 31, 2004 and 2003, respectively.  The ultimate cost to clean up the Company's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as the extent and nature of contamination, the scarcity of reliable data for identified sites, and the time periods over which site remediation is expected to occur.

For the years ended December 31, 2004, 2003 and 2002, the Company spent $0.3 million, $3.2 million and $0.7 million, respectively, for remediation.  The majority of the December 31, 2004 environmental liability is expected to be paid over the next five years, funded by cash generated from operations.  Future environmental obligations are not expected to have a material impact on the results of operations or financial condition of the Company.

(17)   Company Realignment

In August 2002, the Company was realigned due to the changes in the electric industry and particularly, the negative impact on the Company's earnings and growth prospects from wholesale market uncertainty.  The changes included consolidation of similar functions.  A total of 85 salaried and hourly employees were terminated as part of the realignment.  In accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", the Company incurred a liability of $8.8 million for severance and other related costs associated with the involuntary termination of employees, which was charged to operations in the quarter ended September 30, 2002 and is included in administrative and general in the consolidated statements of earnings for the year ended December 31, 2002.  The Company paid $8.6 million through December 31, 2004.

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

(18)   Other Income and Deductions

The following table details the components of other income and deductions for PNM Resources, Inc. and subsidiaries:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Other income:
Investment income	$38,007	$41,826	$44,954
AFUDC	1,294	2,589	-
Gross receipts tax credits	-	2,893	-
Miscellaneous non-operating income	8,769	5,397	3,406
	$48,070	$52,705	$48,360
Other deductions:
Loss on reacquired debt write off	$ -	$16,576	$ -
Transition costs write off	-	16,720	-
Merger costs and related legal costs	-	-	(2,436)
Transmission line project write-off	-	-	4,818
Miscellaneous non-operating deductions	8,150	12,857	9,924
	$ 8,150	$46,153	$12,306

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

The following table details the components of other income and deductions for Public Service Company of New Mexico and subsidiaries:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Other income:
Investment income	$37,721	$38,918	$37,632
AFUDC	1,228	2,551	-
Gross receipts tax credits	-	2,548	-
Miscellaneous non-operating income	8,778	4,738	2,814
	$47,727	$48,755	$40,446
Other deductions:
Loss on reacquired debt write-off	$ -	$16,576	$ -
Transition costs write-off	-	16,720	-
Transmission line project write-off	-	-	4,818
Miscellaneous non-operating deductions	5,497	6,329	10,241
	$ 5,497	$39,625	$15,059

(19)   Pro Forma Effect of Changes in Accounting Principles

The following table shows the pro-forma effect (in thousands) assuming the adoption of SFAS 143 and the change in measurement date of the pension and other postretirement benefit plans applied retroactively to the Company's earnings for the year ended December 31, 2002.

Net Earnings as previously reported	$ 63,686
Change of Pension Measurement Date, net of tax
benefit of $167	(255)
Adoption of Asset Retirement Obligations, net of tax
benefit of $3,048	4,651
Net Earnings Available to Common Stock	$ 68,082
Earnings per Share:
Net Earnings as previously reported	$ 1.09
Change of Pension Measurement Date	(0.01)
Adoption of Asset Retirement Obligations,
net of tax of $0.05	0.08
Net Earnings Available to Common Stock	$ 1.16
Diluted Earnings Per Share as previously reported	$ 1.07
Diluted Earnings Per Share net of tax of $0.05	$ 1.15

PNM SERVICES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, 2003 and 2002

(20)      Proposed TNP Acquisition

On July 24, 2004, the Holding Company executed a definitive agreement to acquire all the outstanding common shares of TNP for approximately $189.0 million (subject to a purchase price adjustment at the acquisition closing) comprised of equal amounts of the Holding Company's common stock and cash.  The Company plans to retire the existing indebtedness and preferred securities at TNP.  All debt at TNMP will remain outstanding.

In September 2004, the Board adopted a resolution approving the terms of the Holding Company's agreement with Cascade, an existing shareholder, which calls for the Holding Company, upon the request of Cascade and subject to the receipt of any necessary approvals from the SEC, to propose to its shareholders at the 2005 annual meeting an amendment to the Holding Company's Restated Articles of Incorporation.  The amendment would enable the Holding Company to confer upon holders of preferred stock issued under the Agreement, voting as a single class with holders of common stock, the same number of votes to which the number of shares of common stock into which the preferred stock is convertible on all matters other than the election of directors of the Holding Company.  There is a limit on the aggregate amount of preferred stock outstanding with such voting rights.  The limit is such that outstanding preferred stock with such voting rights may be convertible to no more than 12 million shares of common stock.

On February 3, 2005, the Holding Company announced that it had reached an agreement in Texas that represents a significant next step in the process of completing its acquisition of TNP.  The settlement agreement is between the Holding Company and TNMP, the cities of Dickenson, Lewisville, La Marque, Ft. Stockton and Friendswood, Texas, the Legal and Enforcement Division of the PUCT, the Office of Public Utility Counsel, the Texas Industrial Energy Consumers and the Alliance for Retail Markets.  The settlement agreement outlines terms and conditions necessary for the PUCT to find the acquisition of TNP and its subsidiaries, TNMP and First Choice Power, to be in the public interest.

On February 2, 2005, the Holding Company was notified that the proposed acquisition of TNP had received anti-trust clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 from the Federal Trade Commission.

The transaction is subject to customary closing conditions and regulatory approvals, including the NMPRC, the PUCT, the SEC under the PUHCA and the FERC.  No shareholder approval is required for the acquisition.  The Holding Company believes at this time that all conditions precedent to closing, including final resolution of regulatory proceedings, can be met so that closing can occur in the second quarter of 2005.

The transaction may be terminated under certain circumstances described in the agreement, including the failure to close by December 31, 2005.

PNM RESOURCES, INC. AND SUBSIDIARIES AND
PUBLIC SERVICE COMPANY OF NEW MEXICO

QUARTERLY OPERATING RESULTS

The unaudited operating results by quarters for 2004 and 2003 are as follows:

	Quarter Ended
	March 31		June 30	September 30		December 31
	(In thousands, except per share amounts)
2004:
Operating Revenues	$ 437,372		$ 370,403	$ 386,855		$410,162
Operating Income	33,534		22,264	32,215		24,885
Net Earnings	24,778		16,849	27,417		18,642
Net Earnings Per Share (Basic)	0.41		0.28	0.45		0.31
Net Earnings Per Share (Diluted)	0.40		0.28	0.45		0.30

2003:
Operating Revenues	$ 385,624		$ 325,722	$ 390,872		$ 353,435
Operating Income	33,426		29,914	35,881		19,371
Net Earnings Before Cumulative Effect
of Changes in Accounting Principles	10,748		17,596	16,568		13,640
Net Earnings	47,369	(A)	17,596	16,568	(B)	13,640
Net Earnings Per Share (Basic):
Net Earnings Before Cumulative Effect
of Changes in Accounting Principles	0.18		0.30	0.27		0.22
Net Earnings	0.81		0.30	0.27		0.22
Net Earnings Per Share (Diluted):
Net Earnings Before Cumulative Effect
of Changes in Accounting Principles	0.18		0.30	0.27		0.21
Net Earnings	0.80		0.30	0.27		0.21

In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for such periods have been included.

(A)      Effective January 1, 2003, the Company adopted SFAS 143.  The effect of adopting SFAS 143 and the change in the pension actuarial valuation measurement date was reported as a cumulative effect of a change in accounting principle, which increased the Company's net earnings by approximately $36.6 million, net of tax expense of approximately $24.0 million, or $0.61 per diluted common share.  In the first quarter of 2003, the Company wrote-off transition costs previously capitalized in anticipation of deregulation, which decreased the Company's net earnings by approximately $9.5 million, net of tax benefit of $7.2 million, or $0.16 per diluted common share.

(B)       In the third quarter of 2003, the Company recognized a loss on reacquired debt, which decreased the Company's net earnings by $10.0 million, net of tax benefit of $6.6 million, or $0.17 per diluted common share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PNM Resources, Inc. and Public Service Company of New Mexico

 We have audited the consolidated financial statements of PNM Resources, Inc. and subsidiaries and Public Service Company of New Mexico and subsidiaries (collectively, the "Companies") as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated February 25, 2005 (which reports express unqualified opinions and include explanatory paragraphs regarding the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003 and the change in actuarial valuation measurement date for the pension plan and other post-retirement benefits from September 30 to December 31); such consolidated financial statements and reports are included elsewhere in this Form 10-K.  Our audits also included the financial statement schedules listed in Item 15.  These financial statement schedules are the responsibility of the Companies' management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in footnotes a, b, and c  to Schedule I, the accompanying 2003 financial information has been restated.

/S/ DELOITTE & TOUCHE LLP

San Francisco, California
February 25, 2005

SCHEDULE I

PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

BALANCE SHEET

	As of December 31,
	2004	2003 (Restated)
	(In thousands)
Assets
Cash and cash equivalents	$ 388	$ 845
Intercompany receivables	81,886	83,510	a
Other current assets	14,560	11,881
Total current assets	96,834	96,236

Property, plant and equipment, net of accumulated
depreciation of $10,066 and $8,394	47,343	42,321
Long-term investments	22,001	21,183
Investment in subsidiaries	1,091,997	1,047,933
Other long-term assets	7,261	927
Total long-term assets	1,168,602	1,112,364

Total Assets	$1,265,436	$1,208,600

Liabilities and Stockholders' Equity
Current liabilities	$ 68,476	$ 51,493
Long-term debt	147	-
Other long-term liabilities	7,421	6,316
Total Liabilities	76,044	57,809

Common stock (no par value, 120,000,000 shares authorized:
issued and outstanding 60,464,595 and 60,388,496 at December 31, 2004 and 2003,
respectively)	638,826	647,722	b
Retained earnings	550,566	503,069	c
Total common stockholders' equity	1,189,392	1,150,791

Total Liabilities and Stockholders' Equity	$1,265,436	$1,208,600

Explanation of prior year restatement (in thousands):

a)      Intercompany receivables previously reported as $54,094; corrected to properly reflect changes in intercompany equity balances at December 31, 2003.

b)      Common stock balance previously reported as $1,033,694 at December 31, 2003; corrected to properly reflect PNM Resources, Inc.'s common stock balance as presented in the consolidated financial statements.

c)       Retained earnings balance previously reported as $87, 681 at December 31, 2003; corrected to properly reflect PNM Resources, Inc.'s retained earnings balance in the consolidated financial statements.

See notes to the consolidated financial statements.

PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

STATEMENTS OF EARNINGS

	Year ended December 31,
	2004	2003	2002
		(In thousands)

Operating revenues	$ -	$ 24,999	$ 72,865
Operating expenses	5,157	22,775	79,543
Operating income (loss)	(5,157)	2,224	(6,678)
Other income and deductions:
Equity in earnings of subsidiaries	90,176	94,105	60,456
Other income	1,258	2,600	11,289
Other deductions	(932)	(5,207)	(450)
Net other income and deductions	90,502	91,498	71,295

Income before income taxes	85,345	93,722	64,617
Income tax (benefit) expense	(2,341)	(1,451)	931

Net Earnings	$ 87,686	$ 95,173	$ 63,686

See notes to the consolidated financial statements.

SCHEDULE I

PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$ 87,686	$ 95,173	$ 63,686
Adjustments to reconcile net earnings to net cash flows
from operating activities:
Depreciation and amortization	2,604	1,735	715
Allowance for equity funds used during construction	(66)	(38)	-
Accumulated deferred income tax	2,131	6,213	(2,542)
Equity in earnings of subsidiaries	(90,176)	(94,105)	(60,456)
Changes in certain assets and liabilities:
Other assets	(9,030)	(1,591)	(3,882)
Accounts payable	1,053	4,328	2,579
Other liabilities	(13,014)	27,184	22,458
Net cash flows provided (used) from operating
activities	(18,812)	38,899	22,558
Cash Flows From Investing Activities:
Property plant and equipment	(7,256)	(9,363)	(20,405)
Redemption of short-term investments	-	80,291	31,012
Luna Energy investment	(13,379)	-	-
Sale of bond investment	12,247	-	-
Cash dividends from subsidiaries	23,000	49,581	58,981
Eastern Interconnect Project sale	-	36,925	-
Equity contribution to subsidiaries	-	(139,257)	-
Other	174	(8,207)	(18,581)
Net cash flows provided (used) in investing activities	14,786	9,970	51,007
Cash Flows From Financing Activities:
Short-term borrowings	33,282	-	-
Long-term debt repayments	-	(26,152)	-
Exercise of employee stock options	(16,430)	(9,639)	(1,785)
Dividends paid	(38,263)	(36,115)	(34,424)
Change in intercompany accounts	24,980	23,592	(48,736)
Other	-	290	-
Net cash flows generated (used) by financing activities	3,569	(48,024)	(84,945)
Increase (Decrease) in Cash and Cash Equivalents	(457)	845	(11,380)
Beginning of Year	845	-	11,380
End of Year	$ 388	$ 845	$ -
Supplemental cash flow disclosures:
Interest paid	$ (3,145)	$ 576	$ -
Income taxes paid (refunded), net	$ (3,098)	$ (18,070)	$ 3,640
Non-cash dividends from subsidiaries	$ -	$ -	$ 34,880
Long-term debt assumed for transmission line	$ -	$ -	$ 26,152

See notes to the consolidated financial statements.

SCHEDULE II

PNM RESOURCES, INC.
PUBLIC SERVICE COMPANY OF NEW MEXICO
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions

Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write off adjustments	Balance at end of year
(In thousands)
Allowance for doubtful accounts,
year ended December 31:
2002	$ 18,025	$ (2,450)	$ -	$ -	$ 15,575

2003	$ 15,575	$ (3,540)	$ -	$ 2,751	$ 9,284

2004	$ 9,284	$ 1,731	$ -	$ 9,686	$ 1,329

(A)  Allowance for market and credit

volatility year ended December 31:
2002	$ 3,049	$ (616)	$ -	$ -	$ 2,433

2003	$ 2,433	$ (2,433)	$ -	$ -	$ -

2004	$ -	$ 110	$ 164	$ 210	$ 64

             (A)      Recorded in Other Deferred Credits on the Consolidated Balance Sheets.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The term "disclosure controls and procedures" (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within required time periods.  The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this annual report and have concluded that the Company's disclosure controls and procedures were effective.

(b) Management's report on internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting appears on pages F-5 and F-6.  The Report of Independent Registered Accounting Firm appears on pages F-7 through F-10.  These reports are incorporated by reference herein.

(c) Changes in internal controls.

The term "internal control over financial reporting" (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company's internal control over financial reporting that occurred during the period covered by this report, and have concluded that there was no change to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

 None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Reference is hereby made to "Proposal 1:  Election of Directors" in the Company's Proxy Statement relating to the annual meeting of stockholders to be held on May 17, 2005 (the "2005 Proxy Statement"), to PART I, SUPPLEMENTAL ITEM - "EXECUTIVE OFFICERS OF THE COMPANY" in this Form 10-K, "Other Matters" - "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Ethics" in the 2005 Proxy Statement.  The Company intends to satisfy the disclosure requirements of Form 8-K relating to amendments to the Company's code of ethics applicable to its senior executive and financial officers by posting such information on its Internet website.  Information about the Company's website is included under Part I, Item 1 - "Company Website."

The Company's common stock is listed on the New York Stock Exchange. As a result, the Company's Chief Executive Officer is required to make an annual certification to the New York Stock Exchange stating that he was not aware of any violations by the Company of the New York Stock Exchange corporate governance listing standards.   The Company's Chief Executive Officer made the most recent certification to the New York Stock Exchange on May 20, 2004.

ITEM 11.    EXECUTIVE COMPENSATION

Reference is hereby made to "Executive Compensation", "Retirement Plan and Related Matters", "Employment Contracts, Termination of Employment and Change in Control Agreements" and "Director Compensation" in the 2005 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is hereby made to "PNM Resources Common Stock Owned by Executive Officers and Directors", "Ownership of More Than Five Percent of PNM Resources Common Stock" and "Equity Compensation Plan Information" in the 2005 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Reference is hereby made to the 2005 Proxy Statement for such disclosure, if any, as may be required by this item.

 ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

 Reference is hereby made to "Audit and Ethics Committee Report" and "Independent Auditor Fees" in the 2005 Proxy Statement.  Independent auditor fees for PNM are reported in the 2005 Proxy Statement for the Holding Company.  All such fees are fees of the Holding Company.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 (a) - 1.     See Index to Financial Statements under Item 8.

(a) - 2.     Financial Statement Schedules for the years 2004, 2003, and 2002 are omitted for the reason that they are not required or the information is otherwise supplied under Item 8.

(a) - 3‑A. Exhibits Filed:

Exhibit No.	Description

10.5

Purchase and Sale Agreement by and between Duke Energy North America, LLC, as seller, and PNM Resources, Phelps Dodge Energy Services, LLC and Tuscon Electric Power Company, as purchasers dated as of November 12, 2004.

10.22.1**	Second [Third] Amendment to the Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) dated December 8, 1992.

10.27**	First Amendment to the PNM Resources, Inc. Officer Life Insurance Plan dated December 16, 2004.
10.31**	Non-Union Severance Pay Plan of PNM Resources, Inc. dated November 19, 2004.
10.46**	First Amendment to PNM Resources, Inc. Officer Retention Plan dated December 16, 2004.

12.1	Ratio of Earnings to Fixed Charges.

12.2	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

21	Certain subsidiaries of PNM Resources, Inc.

23.1	Consent of Deloitte & Touche LLP for PNM Resources, Inc.

23.2	Consent of Deloitte & Touche LLP for Public Service Company of New Mexico.
E-3

Exhibit No.	Description

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a) - 3‑B.  Exhibits Incorporated By Reference:

In addition to those Exhibits shown above, PNM Resources and PNM hereby incorporate the following Exhibits pursuant to Exchange Act Rule 12b‑32 and Regulation S-K section 10, paragraph (d) by reference to the filings set forth below (and include the Exhibits shown above in the list below for ready reference):

Exhibit No.	Description of Exhibit	Filed as Exhibit:	File No:

Plan of Acquisition
2.0	Stock Purchase Agreement, dated as of July 24, 2004 by and between PNM Resources and SW Acquisition, L.P	2.0 to PNM Resources' Current Report on Form 8-K filed July 28, 2004	333-32170
Articles of Incorporation and By‑laws
3.1	Restated Articles of Incorporation of PNM Resources dated February 22, 2002	3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001	333-32170

3.1.1	Restated Articles of Incorporation of PNM, as amended through May 31, 2002	3.1.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	1-6986

3.2	Bylaws of PNM Resources, Inc. with all Amendments to and including February 18, 2003	3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002	333-32170

3.2.1	By-laws of PNM with All Amendments to and including May 31, 2002	3.2 to the Company's Report on Form 10-Q for the fiscal quarter ended June 30, 2002	1-6986

Exhibit No.	Description of Exhibit	Filed as Exhibit:	File No:

Indentures
4.1	Indenture of Mortgage and Deed of Trust dated as of June 1, 1947, between PNM and The Bank of New York (formerly Irving Trust Company), as Trustee, together with the Ninth Supplemental Indenture dated as of January 1, 1967, the Twelfth Supplemental Indenture dated as of September 15, 1971, the Fourteenth Supplemental Indenture dated as of December 1, 1974 and the Twenty-Second Supplemental Indenture dated as of October 1, 1979 thereto relating to First Mortgage Bonds of PNM	4‑(d) to PNM's Registration Statement No. 2‑99990	2‑99990

4.3	Fifty-third Supplemental Indenture, dated as of March 11, 1998, supplemental to Indenture of Mortgage and Deed of Trust, dated as of June 1, 1947, between PNM and The Bank of New York(formerly Irving Trust Company), as trustee	4.3 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986

4.4	Indenture (for Senior Notes), dated as of March 11, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.4 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986

4.5	First Supplemental Indenture, dated as of March 11, 1998, supplemental to Indenture, dated as of March 11, 1998, Between PNM and The Chase Manhattan Bank, as Trustee	4.5 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986

4.6	Second Supplemental Indenture, dated as of March 11, 1998, supplemental to Indenture, dated as of March 11, 1998, Between PNM and The Chase Manhattan Bank, as Trustee	4.6 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986

4.6.1	Third Supplemental Indenture, dated as of October 1, 1999 to Indenture dated as of March 11, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.6.1 to PNM's Annual Report on Form 10-K for the fiscal year ended December 31, 1999	1-6986

Exhibit No.	Description of Exhibit	Filed as Exhibit:	File No:

4.6.2	Fourth Supplemental Indenture, dated as of May 1, 2003 to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee	4.6.2 to PNM's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986

4.6.3	Fifth Supplemental Indenture, dated as of May 1, 2003 to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank, as Trustee	4.6.3 to PNM's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986

4.6.4	Sixth Supplemental Indenture, dated as of May 1, 2003 to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank, as Trustee	4.6.4 to PNM's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986

4.7	Indenture (for Senior Notes), dated as of August 1, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.1 to PNM's Registration Statement No. 33-53367	33-53367

4.8	First Supplemental Indenture, dated August 1, 1998, supplemental to Indenture, dated as of August 1, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.3 to PNM's Current Report on Form 8-K Dated August 7, 1998	1-6986

4.9	Second Supplemental Indenture, dated September 1, 2003, supplemental to Indenture, dated as of August 1, 1998, between PNM and JPMorgan Chase Bank (formerly, The ChaseManhattan Bank), as Trustee	4.7.1 to PNM's Quarterly Report Report on Form 10-Q for the quarter ended September 30, 2003	1-6986

Material Contracts
10.1	Credit Agreement dated as of November 21, 2003, among PNM, the Lenders identified therein and Bank of America, N.A., as administrative agent	10.72 to PNM's Annual Report on Form 10-K for the year ended December 31, 2003	1-6986

Exhibit No.	Description of Exhibit	Filed as Exhibit:	File No:

10.2	First Amendment to Credit Agreement dated April 16, 2004 among PNM, the Lenders and Bank of America, N.A., as administrative agent	10.72.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004	1-6986
10.3	Credit Agreement, dated as of November 15, 2004, among PNM Resources, the lenders party thereto, Bank of America, N.A., as administrative agent and Wachovia Bank National Association, as syndication agent	10.1 to PNM Resources' Current Report on Form 8-K filed November 18, 2004	333-32170
10.4	Unit Purchase Agreement dated as of August 13, 2004 between PNM Resources and Cascade Investment, L.L.C.	99 to PNM Resources' Current Report on Form 8-K filed August 19, 2004	333-32170
10.5	Purchase and Sale Agreement by and between Duke Energy North America, LLC, as seller, and PNM Resources, Phelps Dodge Energy Services, LLC and Tuscon Electric Power Company, as purchasers dated as of November 12, 2004.	10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004	333-32170
10.6	Receivables Sale Agreement, dated as of April 8, 2003, between PNM Receivables Corp., as buyer and PNM as originator	10.89 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	333-32170

10.7	Receivables Purchase Agreement, dated as of April 8, 2003, among PNM Receivables Corp., as seller, PNM, as servicer, EagleFunding Capital Corporation, as conduit investor, Fleet National Bank, as an alternate investor and Fleet Securities, Inc., as managing agent and deal agent.	10.90 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	333-32170

10.8	Amendment No.1 to Receivables Purchase Agreement dated June 19, 2003; Amendment No. 2 to Receivables Purchase Agreement dated April 6, 2004 and Amendment No. 3 to Receivables Purchase Agreement dated October 15, 2004, among PNM Receivables Corp., as seller, PNM, as servicer, the Investors, Bank of America, N.A., as successor in interest to Fleet Securities, Inc., as managing agent and deal agent	10.90.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004	1-6986

Exhibit No.	Description of Exhibit	Filed as Exhibit:	File No:

10.20**	Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) (August 16, 1988) (refiled)	10.23 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986

10.21**	First Amendment to Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) (August 30, 1988) (refiled)	10.23.1 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986

10.22**	Second Amendment to Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) (December 29, 1989) (refiled)	10.23.2 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986

10.22.1**	Second [Third] Amendment to the Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) dated December 3, 1992.	10.22.1 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 2004.	1-6986

10.23**	Fourth Amendment to the Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan, as amended effective December 7, 1998	10.23.4 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999	1-6986

10.24**	Fifth Amendment dated November 27, 2002 to the Restated and Amended PNM Resources, Inc. Accelerated Performance Management Plan	10.23.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002	333-32170

Exhibit No.	Description of Exhibit	Filed as Exhibit:	File No:

10.25**	Sixth Amendment dated December 9, 2003 to the PNM Resources, Inc. Restated and Amended Accelerated Performance Management Plan	10.23.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003	333-32170

10.26**	PNM Resources Officer Life Insurance Plan dated April 28, 2004	10.24.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004	333-32170

10.27**	First Amendment to PNM Resources Officer Life Insurance Plan dated December 16, 2004	10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004	333-32170
10.28**	PNM Resources, Inc. Director Retainer Plan, dated December 31, 2001	4.3 to PNM Resources, Inc. Post-Effective Amendment No. 1 to Form 8 Registration Statement filed December 31, 2001	333-03289

10.29**	First Amendment dated February 17, 2003 to PNM Resources, Inc. Director Retainer Plan	10.40.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003	333-32170
10.30**	2004 Officer Incentive Plan	10.43.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003	333-32170

10.31**	Non-Union Severance Pay Plan of PNM Resources, Inc. dated November 19, 2004	10.31 to PNM's Annual Report on Form 10-K for the fiscal year ended December 31, 2004	1-6986

10.32**	PNM Service Bonus Plan dated October 23, 1984	19.4 to PNM's Quarterly Report on Form 10-Q or the quarter ended September 30, 1988	1-6986

10.33**	First Amendment dated November 20, 1985 to PNM Service Bonus Plan	10.11.1 to PNM's Annual Report on Form 10-K for the fiscal year ending December 31, 1985	1-6986

Exhibit No.	Description of Exhibit	Filed as Exhibit:	File No:

10.34**	Second Amendment dated December 29, 1989 to PNM Service Bonus Plan	10.27.2 to PNM's Annual Report on Form 10-K for the fiscal year ending December 31, 1989	1-6986

10.35**	Second [Third] Amendment dated December 7, 1998 to PNM Service Bonus Plan	10.45 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999	1-6986

10.36**	Fourth Amendment dated November 27, 2002 to PNM Resources, Inc. Service Bonus Plan	10.45.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002	333-32170

10.37**	Fifth Amendment dated December 9, 2003 to PNM Resources, Inc. Service Bonus Plan	10.45.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003	333-32170

10.38**	Public Service Company of New Mexico OBRA '93 Retirement Plan	10.4 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993	1‑6986

10.39**	First Amendment to the Public Service Company of New Mexico OBRA '93 Retirement Plan, as amended effective December 7, 1998	10.48.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999	1-6986

10.40**	Second Amendment dated November 27, 2002 to the PNM Resources, Inc. OBRA '93 Retirement Plan	10.48.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002	333-32170

10.41**	Third Amendment dated December 9, 2003 to the PNM Resources, Inc. OBRA '93 Retirement Plan	10.48.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003	333-32170

10.42**	Public Service Company of New Mexico Section 415 Plan dated January 1, 1994	10.50 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1993	1‑6986

10.43**	First Amendment dated December 7, 1998 and Second Amendment dated August 7, 1999 to PNM Section 415 Plan and Third Amendment dated November 27, 2002 to the PNM Resources, Inc. Section 415 Plan	10.50.1 to the Company's Annual Report in Form 10-K for the fiscal year ended December 31, 2002	333-32170

Exhibit No.	Description of Exhibit	Filed as Exhibit:	File No:

10.44**	Fourth Amendment dated December 9, 2003 to the PNM Resources, Inc. Section 415 Plan	10.50.2 to the Company's Annual Report in Form 10-K for the fiscal year ended December 31, 2003	333-32170
10.45**	PNM Resources, Inc. Officer Retention Plan dated October 21, 2003	10.51 to the Company's Annual Report in Form 10-K for the fiscal year ended December 31, 2003	333-32170

10.46**	First Amendment to PNM Resources, Inc. Officer Retention Plan dated December 16, 2004	10.46 to the Company's Annual Report in Form 10-K for the fiscal year ended December 31, 2004	333-32170

10.47**	PNM Resources Executive Spending Account Plan dated December 9, 2003	10.52 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2003	333-32170

10.48**	First Amendment to PNM Resources Executive Spending Account Plan effective January 1, 2004	10.52.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004	333-32170
10.49**	Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan effective March 10, 1998	10.74 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986

10.50**	First Amendment to the Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan Dated February 7, 2000	10.74.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000	1-6986

10.51**	Second Amendment to the Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan, effective December 7, 1998	10.74.2 to PNM's Annual Report on Form 10-K for the fiscal year ended December 31, 2000	1-6986

10.52**	Third Amendment to the Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan, effective December 10, 2000	10.74.3 to PNM's Annual Report on Form 10-K for the fiscal year ended December 31, 2000	1-6986

10.53**	Fourth Amendment to Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan dated December 31, 2001	4.3.5 to PNM Resources' Post-Effective Amendment No. 1 to Form 8 Registration Statement filed December 31, 2001	333-03303

Exhibit No.	Description of Exhibit	Filed as Exhibit:	File No:

10.54**	Fifth Amendment to the Third Restated and Amended PNM Resources, Inc. Performance Stock Plan dated September 6, 2002	10.74.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002	333-32170

10.55**	PNM Resources, Inc. Executive Savings Plan dated December 29, 2003	10.75 to PNM Resources and PNM's Annual Report on Form 10-K for the fiscal year ended December 31, 2003	333-32170

10.56**	PNM Resources, Inc. Executive Savings Plan II	4 to PNM Resources' Registration Statement on Form S-8, File No. 333-12391, filed December 17, 2004	333-12391
10.57**	Supplemental Employee Retirement Agreement, dated March 14, 2000 for Patrick T. Ortiz	10.80 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000	1-6986

10.58**	Supplemental Employee Retirement Agreement, dated March 22, 2000 for Jeffry E. Sterba	10.81 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000	1-6986

10.59**	PNM Resources, Inc. Omnibus Performance Equity Plan dated December 31, 2001	4.3 to PNM Resources' Form 8 Registration Statement filed January 4, 2001	333-76288

10.60**	Retention Bonus Agreement executed October 31, 2003 for Jeffry Sterba	10.83 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003	333-32170
10.61**	Long Term Care Insurance Plan effective January 1, 2003	10.87 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002	333-32170

10.62**	Executive Long Term Disability effective January 1, 2003	10.88 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002	333-32170

10.70	Supplemental Indenture of Lease dated as of July 19, 1966 between PNM and other participants in the Four Corners Project and the Navajo Indian Tribal Council.	4‑D to PNM's Registration Statement No. 2‑26116	2‑26116

Exhibit No.	Description of Exhibit	Filed as Exhibit:	File No:

10.71	Amendment and Supplement No. 1 to Supplemental and Additional Indenture of Lease dated April 25, 1985 between the Navajo Tribe of Indians and Arizona Public Service Company, El Paso Electric Company, Public Service Company of New Mexico, Salt River Project Agricultural Improvement and Power District, Southern California Edison Company, and Tucson Electric Power Company (refiled)	10.1.1 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1995	1-6986

10.72	Contract between the United States and PNM dated April 11, 1968, for furnishing water	5‑L to PNM's Registration Statement No. 2‑41010	2‑41010

10.73	Amendatory Contract between the United States and PNM dated September 29, 1977, for furnishing Water	5‑R to PNM's Registration Statement No. 2‑60021	2‑60021

10.74	Water Supply Agreement between the Jicarilla Apache Tribe and Public Service Company of New Mexico, dated July 20, 2000	10.5 to PNM's Quarterly Report of Form 10-Q for the quarter ended September 30, 2001	1-6986

10.75	Arizona Nuclear Power Project Participation Agreement among PNM and Arizona Public Service Company, Salt River Project Agricultural Improvement and Power District, Tucson Gas & Electric Company and El Paso Electric Company, dated August 23, 1973	5‑T to PNM's Registration Statement No. 2‑50338	2‑50338

10.76	Amendments No. 1 through No. 6 to Arizona Nuclear Power Project Participation Agreement	10.8.1 to PNM's Annual Report on Form 10‑K for fiscal year ended December 31, 1991	1‑6986

10.77	Amendment No. 7 effective April 1, 1982, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.2 to PNM's Annual Report on Form 10‑K for fiscal year ended December 31, 1991	1‑6986

10.78	Amendment No. 8 effective September 12, 1983, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.58 to PNM's Annual Report on Form 10‑K for fiscal year ended December 31, 1993	1‑6986

Exhibit No.	Description of Exhibit	Filed as Exhibit:	File No:

10.79	Amendment No. 9 to Arizona Nuclear Power Project Participation Agreement dated as of June 12, 1984 (refiled)	10.8.4 to PNM's Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1994	1-6986

10.80	Amendment No. 10 dated as of November 21, 1985 and Amendment No. 11 dated as of June 13, 1986 and effective January 10, 1987 to Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.5 to PNM's Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1994	1-6986

10.81	Amendment No. 12 to Arizona Nuclear Power Project Participation Agreement dated June 14, 1988, and effective August 5, 1988	19.1 to PNM's Quarterly Report on Form 10‑Q for the quarter ended September 30, 1990	1‑6986

10.82	Amendment No. 13 to the Arizona Nuclear Power Project Participation Agreement dated April 4, 1990, and effective June 15, 1991	10.8.10 to PNM's Annual Report on Form 10‑K for the fiscal year ended December 31, 1990	1‑6986

10.83	Amendment No. 14 to the Arizona Nuclear Power Project Participation Agreement effective June 20, 2000	10.8.9 to PNM's Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.84	Underground Coal Sales Agreement, dated August 31, 2001 among San Juan Coal Company, PNM and Tucson Electric Power Company	10.85 to PNM's Quarterly Report on Form 10-Q for the quarter ending September 31, 2001 (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)	1-6986

10.85	Amendment One to Underground Coal Sales Agreement dated December 15, 2003 among San Juan Coal Company, PNM and Tucson Electric Coal Company	10.9.1 to PNM's Amended Report on Form 10-K for fiscal year ended December 31, 2003 (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)	1-6986

Exhibit No.	Description of Exhibit	Filed as Exhibit:	File No:

10.86	Amendment Two to Underground Coal Sales Agreement effective September 15, 2004 among San Juan Coal Company, PNM and Tucson Electric Coal Company	10.9.2 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004	1‑6986

10.87	San Juan Unit 4 Early Purchase and Participation Agreement dated as of September 26, 1983 between PNM and M-S-R Public Power Agency, and Modification No. 2 to the San Juan Project Agreements dated December 31, 1983 (refilled)	10.11 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994	1-6986
10.88	Amendment No. 1 to the Early Purchase and Participation Agreement between Public Service Company of New Mexico and M-S-R Public Power Agency, executed as of December 16, 1987, for San Juan Unit 4 (refiled)	10.11.1 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1997	1-6986

10.89	Amendment No. 3 to the San Juan Unit 4 Early Purchase and Participation Agreement between Public Service Company of New Mexico and M-S-R Public Power Agency, dated as of October 27, 1999	10.11.3 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1999	1-6986

10.90	Amended and Restated San Juan Unit 4 Purchase and Participation Agreement dated as of December 28, 1984 between PNM and the Incorporated County of Los Alamos (refiled)	10.12 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1994	1-6986

10.91	Amendment No. 1 to the Amended and Restated San Juan Unit 4 Purchase and Participation Agreement between Public Service Company of New Mexico and M-S-R Public Power Agency, dated as of October 27, 1999	10.12.1 to PNM's Annual Report Form 10-K for fiscal year ended December 31, 1999	1-6986

Exhibit No.	Description of Exhibit	Filed as Exhibit:	File No:

10.92	Amendment No. 2 to the San Juan Unit 4 Purchase Agreement and Participation Agreement between Public Service Company of New Mexico and The Incorporated County of Los Alamos, New Mexico, dated October 27, 1999	10.13 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1999	1-6986

10.93	Participation Agreement among PNM, Tucson Electric Power Company and certain financial institutions relating to the San Juan Coal Trust dated as of December 31, 1981 (refiled)	10.14 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1992	1‑6986

10.94	Interconnection Agreement dated November 23, 1982, between PNM and Southwestern Public Service Company (refiled)	10.16 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1992	1‑6986

10.95*	Facility Lease dated as of December 16, 1985 between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico together with Amendments No. 1, 2 and 3 thereto (refiled)	10.18 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1995	1-6986

10.96*	Amendment No. 4 dated as of March 8, 1995, to Facility Lease between Public Service Company of New Mexico and the First National Bank of Boston, dated as of December 16, 1985	10.18.5 to the PNM's Quarter Report on Form10-Q for the quarter ended March 31, 1995	1-6986

10.97	Facility Lease dated as of July 31, 1986, between the First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico together with Amendments No. 1, 2 and 3 thereto (refiled)	10.19 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986

10.98*	Facility Lease dated as of August 12, 1986, between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico together with Amendments No. 1 and 2 thereto (refiled)	10.20 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986

Exhibit No.	Description of Exhibit	Filed as Exhibit:	File No:

10.99	Amendment No. 2 dated as of April 10, 1987 to Facility Lease dated as of August 12, 1986, as amended, between The First National Bank of Boston, not in its individual capacity, but solely as Owner Trustee under a Trust Agreement, dated as of August 12, 1986, with MFS Leasing Corp., Lessor and Public Service Company of New Mexico, Lessee (refiled)	10.20.2 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986

10.100	Amendment No. 3 dated as of March 8, 1995, to Facility Lease between Public Service Company of New Mexico and the First National Bank of Boston, dated as of August 12, 1986	10.20.4 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995	1-6986

10.101	Facility Lease dated as of December 15, 1986, between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico (Unit 1 Transaction) together with Amendment No. 1 thereto (refiled)	10.21 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986

10.102	Facility Lease dated as of December 15, 1986, between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico Unit 2 Transaction) together with Amendment No. 1 thereto (refiled)	10.22 to PNM's Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1996	1-6986

10.103	Amendment No. 2 dated as of April 10, 1987 to the Facility Lease dated as of August 12, 1986 between The First National bank of Boston, as Owner Trustee, and PNM. (Unit 2 transaction.) (This is an amendment to a Facility Lease which is substantially similar to the Facility Lease filed as Exhibit 28.1 to the Company's Current Report on Form 8-K dated August 18, 1986)	10.53 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1987	1-6986

Exhibit No.	Description of Exhibit	Filed as Exhibit:	File No:

10.104	San Juan Unit 4 Purchase and Participation Agreement Public Service Company of New Mexico and the City of Anaheim, California dated April 26, 1991	19.2 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991	1‑6986

10.105	Amendment No. 1 to the San Juan Unit 4 Purchase and Participation Agreement between Public Service Company of New Mexico and The City of Anaheim, California, dated October 27, 1999	10.36.1 to Annual Report PNM's on Form 10-K for fiscal year ended December 31, 1999	1-6986

10.106	Restated and Amended San Juan Unit 4 Purchase and Participation Agreement between Public Service Company of New Mexico and Utah Associated Municipal Power Systems	10.2.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993	1-6986

10.107	Amendment No. 1 to the Restated and Amended San Juan Unit 4 Purchase And Participation Agreement between Public Service Company of New Mexico And Utah Associated Municipal Power Systems, dated October 27, 1999	10.38.1 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1999	1-6986

10.108	Participation Agreement dated as of June 30, 1983 among Security Trust Company, as Trustee, PNM, Tucson Electric Power Company and certain financial institutions relating to the San Juan Coal Trust (refiled)	10.61 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1993	1‑6986
10.109	Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station dated March 15, 1996, between Public Service Company of New Mexico and Mellon Bank, N.A.	10.68 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996	1-6986

Exhibit No.	Description of Exhibit	Filed as Exhibit:	File No:

10.110	Amendment Number One to the Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station dated January 27, 1997, between Public Service Company of New Mexico and Mellon Bank, N.A.	10.68.1 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1997	1-6986

10.111	Amendment Number Two to the Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station between Public Service Company of New Mexico and Mellon Bank, N.A.	10.68.2 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 2003	1-6986
10.112	Refunding Agreement No. 8A, dated as of December 23, 1997, among PNM, the Owner Participant Named Therein, State Street Bank and Trust Company, as Owner Trustee, The Chase Manhattan Bank, as Indenture Trustee, and First PV Funding Corporation
		10.73 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986

10.113	PVNGS Capital Trust-Variable Rate Trust Notes-PVNGS Note Agreement dated as of July 31, 1998	10.76 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998	1-6986

10.114	San Juan Project Participation Agreement dated as of October 27, 1999, among Public Service Company of New Mexico, Tucson Electric Power Company, The City of Farmington, New Mexico, M-S-R Public Power Agency, The Incorporated County of Los Alamos, New Mexico, Southern California Public Power Authority, City of Anaheim, Utah Associated Municipal Power System and Tri-State Generation and Transmission Association, Inc.	10.77 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999	1-6986

Exhibit No.	Description of Exhibit	Filed as Exhibit:	File No:
10.120	Stipulation in the matter of the application of Gas Company of New Mexico for an order authorizing recovery of MDL costs through Rate Rider Number 8	10.42 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1992	1‑6986
10.121	January 12, 1994 Stipulation	10.53 to PNM's Annual Report on form 10-K for fiscal year ended December 31, 1993	1-6986
10.122	New Mexico Public Service Commission Order dated July 30, 1987, and Exhibit I thereto, in NMPUC Case No. 2004, regarding the PVNGS decommissioning trust fund (refiled)	10.67 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1997	1-6986
10.123	Stipulation in the matter of the Commission's investigation of the rates for electric service of Public Service Company of New Mexico, Rate Case No. 2761, dated May 21, 1999	10.78 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999	1-6986

10.124	Stipulation in the matter of the Commission's investigation of the rates for electric service of Public Service Company of New Mexico, Rate Case No. 2761, dated May 27, 1999	10.78.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999	1-6986

10.125	Stipulation in the matter of PNM's transition plan Utility Case No. 3137, dated October 10, 2002 as amended by Amendment to Stipulated Agreement dated October 18, 2002	10.86 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002	1-6986

10.130	Settlement Agreement between Public Service Company of New Mexico and Creditors of Meadows Resources, Inc. dated November 2, 1989 (refiled)	10.34 to PNM's Quarterly Report on Form 10-Q for quarter ended June 30, 2000	1‑6986

10.131	First amendment dated April 24, 1992 to the Settlement Agreement dated November 2, 1989 among Public Service Company of New Mexico, the lender parties thereto and collateral agent (refiled)	10.34.1 to PNM's Quarterly Report on Form 10-Q for quarter ended June 30, 2000	1‑6986

10.132	Amendment dated April 11, 1991 among Public Service Company of New Mexico, certain banks and Chemical Bank and Citibank, N.A., as agents for the banks	19.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991	1‑6986

Exhibit No.	Description of Exhibit	Filed as Exhibit:	File No.
10.133	Agreement of PNM pursuant to Item 601(b)(4)(iii) of Regulation S-K (refiled)	10.62 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1993	1‑6986
18.1	Letter from Deloitte & Touche LLP regarding change in accounting principle for PNM Resources, Inc.	18.1 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2003	333-32170

18.2	Letter from Deloitte & Touche LLP regarding change in accounting principle for Public Service Company of New Mexico	18.2 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2003	1-6986

21	Certain subsidiaries of PNM Resources	21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004	333-32170

99.2*	Participation Agreement dated as of December 16, 1985, among the Owner Participant named therein, First PV Funding Corporation. The First National Bank of Boston, in its individual capacity and as Owner Trustee (under a Trust Agreement dated as of December 16, 1985 with the Owner Participant), Chemical Bank, in its individual capacity and as Indenture Trustee (under a Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of December 16, 1985 with the Owner Trustee), and Public Service Company of New Mexico, including Appendix A definitions together with Amendment No. 1 dated July 15, 1986 and Amendment No. 2 dated November 18, 1986 (refiled)	99.2 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1995	1-6986

Exhibit No.	Description of Exhibit	Filed as Exhibit:	File No:
99.3	Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of December 16, 1985, between the First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee together with Supplemental Indentures Nos. 1 and 2 (refiled)	99.3 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996	1-6986

99.3.3	Supplemental Indenture No. 3 dated as of March 8, 1995, to Trust Indenture Mortgage, Security Agreement and Assignment of Rents between The First National Bank of Boston and Chemical Bank dated as of December 16, 1985	99.3.3 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995	1-6986

99.4*	Assignment, Assumption and Further Agreement dated as of December 16, 1985, between Public Service Company of New Mexico and The First National Bank of Boston, as Owner Trustee (refiled)	99.4 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1995	1-6986

99.5	Participation Agreement dated as of July 31, 1986, among the Owner Participant named herein, First PV Funding Corporation, The First National Bank of Boston, in its individual capacity and as Owner Trustee (under a Trust Agreement dated as of July 31, 1986, with the Owner Participant), Chemical Bank, in its individual capacity and as Indenture Trustee (under a Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of July 31, 1986, with the Owner Trustee), and Public Service Company of New Mexico, including Appendix A definitions together with Amendment No. 1 thereto (refiled)	99.5 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986

99.6	Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of July 31, 1986, between The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee together with Supplemental Indenture No. 1 thereto (refiled)	99.6 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986

Exhibit No.	Description of Exhibit	Files as Exhibit:	File No:

99.7	Assignment, Assumption, and Further Agreement dated as of July 31, 1986, between Public Service Company of New Mexico and The First National Bank of Boston, as Owner Trustee (refiled)	99.7 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986

99.8	Participation Agreement dated as of August 12, 1986, among the Owner Participant named therein, First PV Funding Corporation. The First National Bank of Boston, in its individual capacity and as Owner Trustee (under a Trust Agreement dated as of August 12, 1986, with the Owner Participant), Chemical Bank, in its individual capacity and as Indenture Trustee (under a Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of August 12, 1986, with the Owner Trustee), and Public Service Company of New Mexico, including Appendix A definitions (refiled)	99.8 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986

99.8.1*	Amendment No. 1 dated as of November 18, 1986, to Participation Agreement dated as of August 12, 1986 (refiled)	99.8.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986

99.9*	Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of August 12, 1986, between the First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee together with Supplemental Indenture No. 1 thereto (refiled)	99.9 to PNM's Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1996	1-6986

99.9.2	Supplemental Indenture No. 2 dated as of March 8, 1995, to Trust Indenture, Mortgage, Security Agreement and Assignment of Rents between The First National Bank of Boston and Chemical Bank dated as of August 12, 1986	99.9.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995	1-6986

Exhibit No.	Description of Exhibit	Filed as Exhibit:	File No:

99.10*	Assignment, Assumption, and Further Agreement dated as of August 12, 1986, between Public Service Company of New Mexico and The First National Bank of Boston, as Owner Trustee (refiled)	99.10 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986

99.11*	Participation Agreement dated as of December 15, 1986, among the Owner Participant named therein, First PV Funding Corporation, The First National Bank of Boston, in its individual capacity and as Owner Trustee (under a Trust Agreement dated as of December 15, 1986, with the Owner Participant), Chemical Bank, in its individual capacity and as Indenture Trustee (under a Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of December 15, 1986, with the Owner Trustee), and Public Service Company of New Mexico, including Appendix A definitions (Unit 1 Transaction) (refiled)	99.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986

99.12	Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of December 15, 1986, between The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee (Unit 1 Transaction) (refiled)	99.12 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986

99.13	Assignment, Assumption and Further Agreement dated as of December 15, 1986, between Public Service Company of New Mexico and The First National Bank of Boston, as Owner Trustee (Unit 1 Transaction) (refiled)	99.13 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986

Exhibit No.	Description of Exhibit	Filed as Exhibit:	File No:

99.14	Participation Agreement dated as of December 15, 1986, among the Owner Participant named therein, First PV Funding Corporation, The First National Bank of Boston, in its individual capacity and as Owner Trustee (under a Trust Agreement dated as of December 15, 1986, with the Owner Participant), Chemical Bank, in its individual capacity and as Indenture Trustee (under a Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of December 15, 1986, with the Owner Trustee), and Public Service Company of New Mexico, including Appendix A definitions (Unit 2 Transaction) (refiled)	99.14 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986

99.15	Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of December 31, 1986, between the First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee (Unit 2 Transaction) (refiled)	99.15 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986

99.16	Assignment, Assumption, and Further Agreement dated as of December 15, 1986, between Public Service Company of New Mexico and The First National Bank of Boston, as Owner Trustee (Unit 2 Transaction) (refiled)	99.16 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986

99.17*	Waiver letter with respect to "Deemed Loss Event" dated as of August 18, 1986, between the Owner Participant named therein, and Public Service Company of New Mexico (refiled)	99.17 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986

Exhibit No.	Description of Exhibit	Filed as Exhibit:	File No:

99.18*	Waiver letter with respect to Deemed Loss Event" dated as of August 18, 1986, between the Owner Participant named therein, and Public Service Company of New Mexico (refiled)	99.18 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986

99.19	Agreement No. 13904 (Option and Purchase of Effluent), dated April 23, 1973, among Arizona Public Service Company, Salt River Project Agricultural Improvement and Power District, the Cities of Phoenix, Glendale, Mesa, Scottsdale, and Tempe, and the Town of Youngtown (refiled)	99.19 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986

99.20	Agreement for the Sale and Purchase of Wastewater Effluent, dated June 12, 1981, Among Arizona Public Service Company, Salt River Project Agricultural Improvement and Power District and the City of Tolleson, as amended (refiled)	99.20 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986

99.21*	1996 Supplemental Indenture dated as of September 27, 1996 to Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of December 16, 1985 between State Street Bank and Trust Company, as Owner Trustee, and The Chase Manhattan Bank, as Indenture Trustee	99.21 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996	1-6986

99.22	1997 Supplemental Indenture, dated as of December 23, 1997, to Trust Indenture, Mortgage, Security Agreement and Assignment of Rents, dated as of August 12, 1986, between State Street Bank and Trust, as Owner Trustee, and The Chase Manhattan Bank, as Indenture Trustee	99.22 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 30, 1998	1-6986

___________

 *    One or more additional documents, substantially identical in all material respects to this exhibit, have been entered into, relating to one or more additional sale and leaseback transactions. Although such additional documents may differ in other respects (such as dollar amounts and percentages), there are no material details in which such additional documents differ from this exhibit.

**   Designates each management contract or compensatory plan or arrangement required to be identified pursuant to paragraph 3 of Item 15(a) of Form 10 ‑K.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           PNM RESOURCES, INC.
                           (Registrant)

Date: March 1, 2005	By	/s/ J. E. STERBA

J. E. Sterba
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ J. E. STERBA	Principal Executive Officer and	March 1, 2005
J. E. Sterba Chairman, President and Chief Executive Officer	Chairman of the Board
/s/ J. R. LOYACK	Principal Financial Officer	March 1, 2005
J. R. Loyack Senior Vice President and Chief Financial Officer
/s/ T. G. SATEGNA	Principal Accounting Officer	March 1, 2005
T. G. Sategna Vice President and Corporate Controller
/s/ A. E. ARCHULETA	Director	March 1, 2005
A. E. Archuleta
/s/ R. G. ARMSTRONG	Director	March 1, 2005
R. G. Armstrong
/s/ R. M. CHAVEZ	Director	March 1, 2005
R. M. Chavez
/s/ J. A. DOBSON	Director	March 1, 2005
J. A. Dobson
/s/ M. T. PACHECO	Director	March 1, 2005
M. T. Pacheco
/s/ R. M. PRICE	Director	March 1, 2005
R. M. Price
/s/ B. S. REITZ	Director	March 1, 2005
B. S. Reitz
/s/ J. B. WOODARD	Director	March 1, 2005
J. B. Woodard

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                   PUBLIC SERVICE COMPANY OF NEW MEXICO
                                                                                  (Registrant)

Date: March 1, 2005	By	/s/ J. E. STERBA
J. E. Sterba
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ J. E. STERBA	Principal Executive Officer and	March 1, 2005
J. E. Sterba Chairman, President and Chief Executive Officer	Chairman of the Board
/s/ J. R. LOYACK	Principal Financial Officer	March 1, 2005
J. R. Loyack Senior Vice President and Chief Financial Officer
/s/ T. G. SATEGNA	Principal Accounting Officer	March 1, 2005
T. G. Sategna Vice President and Corporate Controller
/s/ H. W. SMITH	Director	March 1, 2005
H. W. Smith
/s/ W. J. REAL	Director	March 1, 2005
W. J. Real
/s/ E. PADILLA, JR.	Director	March 1, 2005
E. Padilla, Jr.
/s/ A. A. COBB	Director	March 1, 2005
A. A. Cobb