Form 10-Q
period 2005-03-31
PNM RESOURCES INC
filed 2005-05-04
CIK 1108426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

- OR -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

Commission	Name of Registrants, State of Incorporation,	I.R.S. Employer
File Number	Address and Telephone Number	Identification No.
333-32170	PNM Resources, Inc.	85-0468296
(A New Mexico Corporation)
Alvarado Square
Albuquerque, New Mexico 87158
(505) 241-2700

1-6986	Public Service Company of New Mexico	85-0019030
(A New Mexico Corporation)
Alvarado Square
Albuquerque, New Mexico 87158
(505) 241-2700

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  YES   X    NO

Indicate by check mark whether PNM Resources, Inc. is an accelerated filer (as defined in Rule 12b-2 of the Act). YES X NO

As of April 29, 2005, 64,392,850 shares of common stock, no par value per share, of PNM Resources, Inc. were outstanding.

Indicate by check mark whether Public Service Company of New Mexico ("PNM") is an accelerated filer (as defined in Rule 12b-2 of the Act). YES NO X

The total number of shares of Common Stock of PNM held by non-affiliates as of April 29, 2005 was zero.

This combined Form 10-Q represents separate filings by PNM Resources, Inc. and PNM.  Information combined herein relating to an individual registrant is filed by that registrant on its own behalf.  PNM makes no representations as to the information relating to PNM Resources, Inc. and its subsidiaries other than PNM.  When this combined Form 10-Q is incorporated by reference into any filing with the SEC made by PNM, the portions of this Form 10-Q that relate to PNM Resources, Inc. and its subsidiaries other than PNM are not incorporated by reference therein.

ii

PNM RESOURCES, INC. AND SUBSIDIARIES

INDEX

Page No.
GLOSSARY	1

PART I. FINANCIAL INFORMATION:

Reports of Independent Registered Public Accounting Firm.................................	3

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

PNM Resources, Inc. and Subsidiaries
Consolidated Statements of Earnings
Three Months Ended March 31, 2005 and 2004......................................	5
Consolidated Balance Sheets
March 31, 2005 and December 31, 2004..................................................	6
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2005 and 2004......................................	8
Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2005 and 2004......................................	10
Public Service Company of New Mexico and Subsidiaries
Consolidated Statements of Earnings
Three Months Ended March 31, 2005 and 2004......................................	11
Consolidated Balance Sheets
March 31, 2005 and December 31, 2004..................................................	12
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2005 and 2004......................................	14
Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2005 and 2004......................................	16
Notes to Consolidated Financial Statements......................................................	17

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......	53

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK....................................................................................	96

ITEM 4. CONTROLS AND PROCEDURES......................................................	96

PART II. OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS.......................................................................	96

ITEM 5. OTHER INFORMATION.....................................................................	97

ITEM 6. EXHIBITS...............................................................................................	99

Signature...................................................................................................................	100

iii

GLOSSARY

Afton.....................................	Afton Generating Station
Albuquerque.........................	City of Albuquerque, New Mexico
ALJ........................................	Administrative Law Judge
APS.......................................	Arizona Public Service Company
AR Securitization.................	Accounts Receivable Securitization
Board.....................................	Board of Directors
BTU.......................................	British Thermal Unit
Cal ISO..................................	California Independent System Operator
Cascade.................................	Cascade Investment, LLC
Clean Air Act.......................	The Clean Air Act Amendments of 1990
Congress...............................	United States Congress
Decatherm............................	1,000,000 BTUs
Delta......................................	Delta-Person Limited Partnership
DOJ.......................................	United States Department of Justice
EIP.........................................	Eastern Interconnection Project
EPE........................................	El Paso Electric Company
EPA.......................................	United States Environmental Protection Agency
ERCOT..................................	Electric Reliability Council of Texas
FASB.....................................	Financial Accounting Standards Board
FERC.....................................	Federal Energy Regulatory Commission
Four Corners.........................	Four Corners Power Plant
GAAP....................................	Generally Accepted Accounting Principles in the United
States of America
Gathering Company............	Sunterra Gas Gathering Company, a wholly‑owned
subsidiary of PNM Resources, Inc.
GCT.......................................	Grand Canyon Trust
Global Electric Agreement...	Signed by the Company and other parties in 2002; provided for a five-year rate path for New Mexico jurisdictional customers beginning in September 2003
Great Southwestern.............	Great Southwestern Construction, Inc.
Holding Company................	PNM Resources, Inc.
IRS.........................................	United States Internal Revenue Service
LIBOR...................................	London Interbank Offered Rate
Lordsburg.............................	Lordsburg Generating Station
Luna......................................	Luna Energy Facility
Moody's.................................	Moody's Investor Services, Inc.
MW.......................................	Megawatt
MWh.....................................	Megawatt Hour
Navajo Acts..........................	Navajo Nation Air Pollution Prevention and Control Act, the
Navajo Nation Safe Drinking Water Act, and the Navajo
Nation Pesticide Act
Ninth Circuit........................	United States Court of Appeals for the Ninth Circuit
NMED...................................	New Mexico Environment Department
NMPRC.................................	New Mexico Public Regulation Commission, successor to the NMPUC

NMPUC................................	New Mexico Public Utility Commission
NNHPD................................	Navajo Nation Historic Preservation Department
NRC......................................	United States Nuclear Regulatory Commission
NSPS.....................................	New Source Performance Standards
NSR.......................................	New Source Review
O&M.....................................	Operations and Maintenance Expense
PGAC....................................	PNM's Purchased Gas Adjustment Clause
PG&E....................................	Pacific Gas and Electric Co.
PNM......................................	Public Service Company of New Mexico
PPA.......................................	Power Purchase Agreement
PSD.......................................	Prevention of Significant Deterioration
Processing Company............	Sunterra Gas Processing Company, a wholly‑owned
subsidiary of PNM Resources, Inc.
PUCT....................................	Public Utility Commission of Texas
PUHCA.................................	The Public Utility Holding Company Act of 1935
PVNGS..................................	Palo Verde Nuclear Generating Station
RMRR....................................	Routine Maintenance, Repair or Replacement
RTO.......................................	Regional Transmission Organization
Reeves Station.......................	Reeves Generating Station
Restructuring Act.................	New Mexico Electric Utility Industry Restructuring Act of 1999, as amended
RMC......................................	Risk Management Committee
SCE........................................	Southern California Edison Company
SDG&E..................................	San Diego Gas and Electric Company
SEC........................................	United States Securities and Exchange Commission
SESCO...................................	San Angelo Electric Service Company
SFAS.....................................	Statement of Financial Accounting Standards
SJCC......................................	San Juan Coal Company
SJGS.......................................	San Juan Generating Station
S&P.......................................	Standard and Poor's Ratings Services
TCEQ....................................	Texas Commission on Environmental Quality
TNMP....................................	Texas‑New Mexico Power Company
TNP.......................................	TNP Enterprises, Inc.
Throughput..........................	Volumes of gas delivered, whether or not owned by the Company
USBR.....................................	United States Bureau of Reclamation
USFS......................................	United States Forest Service
VAR......................................	Value at Risk
WSPP....................................	Western Systems Power Pool

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PNM Resources, Inc.

Albuquerque, New Mexico

We have reviewed the accompanying consolidated balance sheet of PNM Resources, Inc. and subsidiaries (the Company) as of March 31, 2005, and the related consolidated statements of earnings and comprehensive income and of cash flows for the three-month periods ended March 31, 2005 and 2004.  These interim consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such interim consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and consolidated statement of capitalization (not presented herein) of PNM Resources, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of earnings, retained earnings, comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2005 (which report includes explanatory paragraphs related to the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003 and the change in actuarial valuation measurement date for the pension plan and other post-retirement benefit plans from September 30 to December 31 during 2003), we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITEE & TOUCHE LLP

San Francisco, California

May 2, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Public Service Company of New Mexico

Albuquerque, New Mexico

We have reviewed the accompanying consolidated balance sheet of Public Service Company of New Mexico and subsidiaries (the Company) as of March 31, 2005, and the related consolidated statements of earnings and comprehensive income and of cash flows for the three-month periods ended March 31, 2005 and 2004.  These interim consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such interim consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and consolidated statement of capitalization (not presented herein) of Public Service Company of New Mexico and subsidiaries as of December 31, 2004, and the related consolidated statements of earnings, retained earnings, comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2005 (which report includes explanatory paragraphs related to the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003 and the change in actuarial valuation measurement date for the pension plan and other post-retirement benefit plans from September 30 to December 31 during 2003), we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITEE & TOUCHE LLP

San Francisco, California

May 2, 2005

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(In thousands, except
	per share amounts)
Operating Revenues:
Electric	$ 264,134	$ 261,247
Gas	165,286	175,874
Other	237	251
Total operating revenues	429,657	437,372

Operating Expenses:
Cost of energy sold	249,164	263,486
Administrative and general	41,048	40,374
Energy production costs	36,064	37,554
Depreciation and amortization	28,827	26,137
Transmission and distribution costs	14,089	15,492
Taxes, other than income taxes	8,871	9,484
Income taxes	13,776	11,311
Total operating expenses	391,839	403,838
Operating income	37,818	33,534

Other Income and Deductions:
Other income	13,010	11,588
Other deductions	(3,107)	(3,372)
Income tax expense	(3,499)	(2,996)
Net other income and deductions	6,404	5,220

Interest Charges	13,581	13,829

Preferred Stock Dividend Requirements of Subsidiary	132	147

Net Earnings	$ 30,509	$ 24,778

Net Earnings per Common Share:

Basic	$ 0.50	$ 0.41

Diluted	$ 0.50	$ 0.41

Dividends Paid per Common Share	$ 0.185	$ 0.15

The accompanying notes are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2005	2004
	(In thousands)
ASSETS
Utility Plant:
Electric plant in service	$2,522,103	$2,488,961
Gas plant in service	689,297	680,487
Common plant in service and plant held for future use	149,042	140,818
	3,360,442	3,310,266
Less accumulated depreciation and amortization	1,158,442	1,135,510
	2,202,000	2,174,756
Construction work in progress	114,097	124,381
Nuclear fuel, net of accumulated amortization of $19,134 and $16,448	24,066	25,449

Net utility plant	2,340,163	2,324,586

Other Property and Investments:
Investment in lessor notes	298,340	308,680
Other investments	134,783	139,848
Non-utility property, net of accumulated depreciation of $127 and $1,773	1,437	1,437

Total other property and investments	434,560	449,965

Current Assets:
Cash and cash equivalents	328,779	17,195
Accounts receivables, net of allowance for uncollectible accounts
of $1,329 and $1,329	84,005	96,600
Unbilled revenues	86,367	104,708
Other receivables	42,645	48,393
Inventories	39,827	41,352
Regulatory assets	8,614	3,339
Other current assets	54,939	51,967

Total current assets	645,176	363,554

Deferred charges:
Regulatory assets	214,214	217,196
Prepaid pension cost	88,363	87,336
Other deferred charges	53,994	44,998

Total deferred charges	356,571	349,530
	$3,776,470	$3,487,635

The accompanying notes are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2005	2004
	(In thousands)
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders' equity:
Common stock outstanding (no par value)	$ 720,872	$ 638,826
Accumulated other comprehensive loss, net of tax	(88,914)	(89,813)
Retained earnings	569,890	550,566

Total common stockholders' equity	1,201,848	1,099,579
Cumulative preferred stock of subsidiary without mandatory redemption
($100 par value)	11,529	11,529
Long-term debt	1,231,251	987,823

Total capitalization	2,444,628	2,098,931

Current Liabilities:
Short-term debt	21,800	94,700
Accounts payable	97,786	117,645
Accrued interest and taxes	59,927	15,796
Other current liabilities	104,644	128,476

Total current liabilities	284,157	356,617

Deferred Credits:
Accumulated deferred income taxes	284,463	284,528
Accumulated deferred investment tax credits	34,586	35,360
Regulatory liabilities	330,202	327,419
Asset retirement obligations	51,669	50,361
Additional minimum pension liability	164,801	164,801
Accrued postretirement benefit cost	15,121	16,102
Other deferred credits	166,843	153,516

Total deferred credits	1,047,685	1,032,087

Commitments and Contingencies (see Note 7)	-	-
	$3,776,470	$3,487,635

The accompanying notes are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$ 30,509	$ 24,778
Adjustments to reconcile net earnings to net cash flows
from operating activities:
Depreciation and amortization	36,275	34,726
Allowance for equity funds used during construction	(470)	(95)
Accumulated deferred income tax	(639)	(2,428)
Net unrealized gains on trading and investment contracts	(923)	(1,760)
Changes in certain assets and liabilities:
Accounts receivable	12,595	(13,508)
Unbilled revenues	18,341	6,195
Accrued post-retirement benefit costs	(2,007)	(566)
Other assets	(652)	28,920
Accounts payable	(22,060)	(12,522)
Accrued interest and taxes	44,129	27,685
Other liabilities	(34,007)	(27,177)
Net cash flows from operating activities	81,091	64,248
Cash Flows From Investing Activities:
Utility plant additions	(28,072)	(26,542)
Nuclear fuel additions	(1,303)	(1,589)
Utility plant additions related to allowance for borrowed funds used
during construction and capitalized interest	(318)	(738)
Return of principal of PVNGS lessor notes	9,998	10,274
Other	(1,163)	(4,828)
Net cash flows from investing activities	(20,858)	(23,423)

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)

Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(72,900)	(35,421)
Long-term borrowings	239,832	-
Issuance of common stock	101,231	-
Exercise of employee stock options	(5,639)	(6,247)
Dividends paid	(11,318)	(9,406)
Other	145	100
Net cash flows from financing activities	251,351	(50,974)
Increase (decrease) in cash and cash equivalents	311,584	(10,149)
Beginning of period	17,195	12,694
End of period	$ 328,779	$ 2,545
Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$ 12,370	$ 11,163
Income taxes (refunded), net	$ (20,369)	$ (2,749)

The accompanying notes are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)

Net Earnings	$ 30,509	$ 24,778
Other Comprehensive Income, net of tax:

Unrealized gain (loss) on securities:
Unrealized holding gains (losses) during the period, net of income tax (expense)
benefit of $66 and $(308)	(101)	472
Reclassification adjustment for amounts included in net income, net of income
tax (expense) benefit of $498 and $209	(760)	(320)

Additional minimum pension liability adjustment, net of income tax (expense)
benefit of $(12)	-	19

Mark-to-market adjustment for certain derivative transactions:
Change in fair market value of designated cash flow hedges, net of income tax
(expense) benefit of $(2,070) and $(970)	3,159	1,480
Reclassification for amounts in net income, net of income tax (expense)
benefit of $917 and $274	(1,399)	(418)

Total Other Comprehensive Income (Loss)	899	1,233

Total Comprehensive Income	$ 31,408	$ 26,011

The accompanying notes are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Operating Revenues:
Electric	$ 264,134	$ 261,247
Gas	165,286	175,874
Total operating revenues	429,420	437,121

Operating Expenses:
Cost of energy sold	249,098	263,416
Administrative and general	40,249	39,034
Energy production costs	36,064	37,554
Depreciation and amortization	27,945	25,616
Transmission and distribution costs	14,089	15,492
Taxes, other than income taxes	8,292	8,563
Income taxes	14,798	12,315
Total operating expenses	390,535	401,990
Operating income	38,885	35,131

Other Income and Deductions:
Other income	12,482	11,266
Other deductions	(1,554)	(1,317)
Income tax expense	(3,687)	(3,682)
Net other income and deductions	7,241	6,267

Interest Charges	13,640	13,894

Net Earnings	32,486	27,504

Preferred stock dividend requirements	132	147

Net Earnings Available for Common Stock	$ 32,354	$ 27,357

The accompanying notes are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2005	2004
	(In thousands)
ASSETS
Utility Plant:
Electric plant in service	$2,522,103	$2,488,961
Gas plant in service	689,297	680,487
Common plant in service and plant held for future use	97,372	97,369
	3,308,772	3,266,817
Less accumulated depreciation and amortization	1,147,665	1,125,444
	2,161,107	2,141,373
Construction work in progress	90,660	110,406
Nuclear fuel, net of accumulated amortization of $19,134 and $16,448	24,066	25,449

Net utility plant	2,275,833	2,277,228

Other Property and Investments:
Investment in lessor notes	298,340	308,680
Other investments	124,625	116,134
Non-utility property	966	966

Total other property and investments	423,931	425,780

Current Assets:
Cash and cash equivalents	7,562	16,448
Accounts receivables, net of allowance for uncollectible accounts
of $1,329 and $1,329	84,005	96,600
Unbilled revenues	86,367	104,708
Other receivables	39,608	45,717
Inventories	39,527	41,246
Regulatory assets	8,614	3,339
Other current assets	42,458	39,933

Total current assets	308,141	347,991

Deferred charges:
Regulatory assets	214,214	217,196
Prepaid pension cost	88,363	87,336
Other deferred charges	35,371	38,199

Total deferred charges	337,948	342,731
	$ 3,345,853	$ 3,393,730

The accompanying notes are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2005	2004
	(In thousands)
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholder's equity:
Common stock outstanding ($5 par value)	$ 195,589	$ 195,589
Paid-in-capital	556,761	556,761
Accumulated other comprehensive loss, net of tax	(88,914)	(89,813)
Retained earnings	403,809	371,455

Total common stockholder's equity	1,067,245	1,033,992
Cumulative preferred stock of subsidiary without mandatory redemption
($100 par value)	11,529	11,529
Long-term debt	987,136	987,676

Total capitalization	2,065,910	2,033,197

Current Liabilities:
Short-term debt	21,800	60,400
Accounts payable	91,076	116,763
Intercompany accounts payable	18,416	38,700
Accrued interest and taxes	48,846	28,783
Other current liabilities	74,045	91,765

Total current liabilities	254,183	336,411

Deferred Credits:
Accumulated deferred income taxes	278,841	278,907
Accumulated deferred investment tax credits	34,586	35,360
Regulatory liabilities	330,202	327,419
Asset retirement obligations	51,669	50,361
Additional minimum pension liability	164,801	164,801
Accrued postretirement benefit cost	15,121	16,102
Other deferred credits	150,540	151,172

Total deferred credits	1,025,760	1,024,122
	$ 3,345,853	$ 3,393,730

The accompanying notes are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$ 32,486	$ 27,504
Adjustments to reconcile net earnings to net cash flows
from operating activities:
Depreciation and amortization	35,393	34,191
Allowance for equity funds used during construction	(470)	(90)
Accumulated deferred income tax	(639)	(2,428)
Net unrealized gains on trading and investment contracts	(923)	(1,760)
Changes in certain assets and liabilities:
Accounts receivable	12,595	(13,508)
Unbilled revenues	18,341	6,195
Accrued post-retirement benefit costs	(2,007)	(566)
Other assets	4,522	20,814
Accounts payable	(27,888)	(14,202)
Accrued interest and taxes	20,061	28,562
Other liabilities	(45,814)	(18,140)
Net cash flows from operating activities	45,657	66,572
Cash Flows From Investing Activities:
Utility plant additions	(23,368)	(25,203)
Nuclear fuel additions	(1,303)	(1,589)
Utility plant additions related to allowance for borrowed funds used
during construction and capitalized interest	(318)	(662)
Purchase of bond investments	-	(12,247)
Return of principal of PVNGS lessor notes	9,998	10,274
Other	(1,570)	(4,727)
Net cash flows from investing activities	(16,561)	(34,154)

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)

Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(38,600)	(34,900)
Dividends paid	(132)	(147)
Other financing	(93)	(433)
Change in intercompany accounts	843	(6,820)
Net cash flows from financing activities	(37,982)	(42,300)
Increase (decrease) in cash and cash equivalents	(8,886)	(9,882)
Beginning of period	16,448	11,607
End of period	$ 7,562	$ 1,725
Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$ 11,415	$ 11,318
Income taxes (refunded), net	$ -	$ (2,749)

The accompanying notes are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)

Net Earnings	$32,354	$27,357
Other Comprehensive Income, net of tax:

Unrealized gain (loss) on securities:
Unrealized holding gains (losses) during the period, net of income tax (expense)
benefit of $66 and $(308)	(101)	472
Reclassification adjustment for amounts included in net income, net of income
tax (expense) benefit of $498 and $209	(760)	(320)

Additional minimum pension liability adjustment, net of income tax expense
of $(12)	-	19

Mark-to-market adjustment for certain derivative transactions:
Change in fair market value of designated cash flow hedges, net of income tax
(expense) benefit of $(2,070) and $(970)	3,159	1,480
Reclassification for amounts in net income, net of income tax (expense)
benefit of $917 and $274	(1,399)	(418)

Total Other Comprehensive Income (Loss)	899	1,233

Total Comprehensive Income	$ 33,253	$ 28,590

The accompanying notes are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     Accounting Policies and Responsibility for Financial Statements

In the opinion of the management of PNM Resources, Inc. (the "Holding Company") and Subsidiaries and Public Service Company of New Mexico and Subsidiaries ("PNM") (collectively, the "Company"), the accompanying unaudited interim consolidated financial statements reflect all normal and recurring accruals and adjustments which are necessary to present fairly the Company's financial position at March 31, 2005 and December 31, 2004, the consolidated results of its operations and comprehensive income for the three months ended March 31, 2005 and 2004 and the consolidated statements of cash flows for the three months ended March 31, 2005 and 2004.  These consolidated financial statements are unaudited, and certain information and note disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations.  Readers of these financial statements should refer to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2004 that are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.  The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

Presentation

The Consolidated Financial Statements and the Notes thereto for the Holding Company and Subsidiaries and PNM are presented on a combined basis.  The business of PNM constitutes substantially all of the business of the Company.  Therefore, the results of operations of PNM are virtually identical to the consolidated results of the Holding Company and all of its subsidiaries.  For discussion purposes, this report will use the term "Company" when discussing matters of common applicability to the Holding Company and Subsidiaries and PNM.  Readers of the Consolidated Financial Statements and the Notes thereto should assume that the information presented applies to consolidated results of operations of both the Holding Company and its subsidiaries, including PNM, except where the context or references clearly indicate otherwise.  Discussions regarding specific contractual obligations generally reference the company that is legally obligated. In the case of contractual obligations of PNM, these obligations are consolidated with the Holding Company and its subsidiaries under GAAP.  Broader operational discussions refer to the Company.

The Holding Company was established as the holding company in 2001.  On December 30, 2004, PNM Resources became a registered holding company under PUHCA.  As a result of the requirement to register as a holding company, PNM Resources created PNMR Services Company, a wholly-owned services company, which began operation on January 1, 2005.

The Holding Company performed substantially all of the corporate activities of PNM from 2001 to 2004.  These activities were billed to PNM on a cost basis to the extent they were for the corporate management of PNM and were allocated to the operating segments.  The services functions previously performed by the Holding Company were assumed by PNMR Services Company effective January 1, 2005.

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Certain amounts in the 2004 Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2005 financial statement presentation.

Decommissioning Costs

Accounting for decommissioning costs for nuclear and fossil-fuel generation involves significant estimates related to costs to be incurred many years in the future after plant closure.  Changes in these estimates could significantly impact the Company's financial position, results of operations and cash flows.  The Company owns and leases nuclear and fossil-fuel facilities that are within and outside of its retail service areas.  The Company adopted the accounting requirements of SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), on January 1, 2003.  Under SFAS 143, the Company is only required to recognize and measure decommissioning liabilities for tangible long-lived assets for which a legal obligation exists.  Adoption of the statement changed the Company's method of accounting for both nuclear generation decommissioning and fossil-fuel generation decommissioning. Nuclear decommissioning costs are based on site-specific estimates of the costs for removing all radioactive and other structures at the site.  PVNGS Unit 3 is currently excluded from the Company's retail rates while PVNGS Units 1 and 2 are included in the Company's retail rates.  The Company collects a provision for ultimate decommissioning of PVNGS Units 1 and 2 in its rates and recognizes a corresponding expense and liability for these amounts.  Fossil-fuel decommissioning costs are also approved by the NMPRC as a component of the Company's depreciation rates.  The Company believes that it will continue to be able to collect in rates for its legal asset retirement obligations for nuclear and fossil-fuel generation activities included in the ratemaking process.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of the quoted market price of the Company's stock at the date of grant over the exercise price of the granted stock option.  Restricted stock is recorded as compensation cost over the requisite vesting periods based on the market value on the date of grant.

 At March 31, 2005, the Company had three stock-based employee compensation plans.  Stock options continue to be granted under only two of the plans.  Had compensation expense for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the effect on the Company's pro forma net earnings and pro forma earnings per share would be as follows (in thousands, except per share data):

Three Months Ended
March 31,
	2005	2004

Net earnings	$ 30,509	$ 24,778
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects	(347)	(704)
Pro forma net earnings	$ 30,162	$ 24,074

Earnings per share:
Basic - as reported	$ 0.50	$ 0.41

Basic - pro forma	$ 0.50	$ 0.40

Diluted - as reported	$ 0.50	$ 0.41

Diluted - pro forma	$ 0.49	$ 0.39

SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS 123R") supersedes APB 25.  SFAS 123R requires the recognition of compensation expense, over the requisite service period, in an amount equal to the fair value of share-based payments granted to employees.  The fair value of the share-based payment, excluding liability awards, is computed at the date of grant and will not be remeasured.  The fair value of liability awards will be remeasured at each reporting date through the settlement date with the change in fair value recognized as compensation expense over that period.  SFAS 123R applies to all transactions involving the issuance, by a company, of its own equity in exchange for goods or services.  SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".  SFAS 123R will be effective for the Company beginning January 1, 2006.  For options issued on or prior to December 31, 2005, the Company expects that the effect of SFAS 123R on the Company's results of operations will not

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

be materially different from the pro forma amounts presented in the table above for the applicable time period.  The Company anticipates that the calculation of the fair value of any options issued after December 31, 2005 will not be materially different from the fair value estimated in the pro forma amounts presented in  the table above.

(2)     Segment Information

The Holding Company is an investor-owned holding company of energy and energy related businesses.  Its principal subsidiary, PNM, is an integrated public utility primarily engaged in the generation, transmission and distribution of electricity; transmission, distribution and sale of natural gas within the State of New Mexico; and the sale and marketing of electricity in the Western United States.  In addition, the Holding Company provides energy and technology related services through its wholly owned subsidiary, Avistar, Inc.

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

In addition, adjustments related to EITF Issue 02-03, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", and 03-11, "Reporting Realized Gains and Losses on Derivative Instruments that are subject to FASB statement No. 133 and Not Held for Trading Purposes", are included in Corporate and Other.  These accounting pronouncements require a net presentation of trading gains and losses and realized gains and loss for certain non-trading derivatives.  Management evaluates wholesale operations on a gross presentation basis due to its primarily net asset-backed marketing strategy and the importance it places on the Company's ability to repurchase and remarket previously sold capacity.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information by business segment for the three months ended March 31, 2005 is as follows:

					Corporate
	Electric	Gas	Transmission	Wholesale	& Other		Consolidated
2005:
Operating revenues:	$ 129,718	$ 165,286	$ 4,464	$ 132,004	$ (1,815)	(a)	$ 429,657
Intersegment revenues	-	-	7,877	-	(7,877)		-
Total revenues	129,718	165,286	12,341	132,004	(9,692)		429,657
Less: Cost of energy	53,251	114,435	2,029	89,312	(9,863)	(a)	249,164
Intersegment energy transfer	(14,123)	-	-	14,123	-		-
Gross margin	90,590	50,851	10,312	28,569	171		180,493
Operating expenses	57,521	24,094	5,582	10,888	1,987		100,072
Depreciation and amortization	14,770	5,576	2,788	3,987	1,706		28,827
Income taxes	4,425	7,228	167	3,831	(1,875)		13,776
Operating income	13,874	13,953	1,775	9,863	(1,647)		37,818

Interest Income	6,807	756	409	1,344	454		9,770
Other income/(deductions)	254	81	68	933	(1,335)		1
Other income taxes	2,795	332	189	901	(718)		3,499
Net interest charges	7,122	2,924	1,520	4,016	(2,001)		13,581
Segment net income (loss)	$ 11,018	$ 11,534	$ 543	$ 7,223	$ 191		$ 30,509

Total assets	$ 1,473,106	$ 536,588	$296,605	$ 446,645	$1,023,526		$3,776,470
Gross property additions	$ 12,265	$ 8,946	$ 2,359	$ 3,667	$ 2,456		$ 29,693

(a)   Includes EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $2.1 million are reclassified to a net margin basis in accordance with GAAP.

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information by business segment for the three months ended March 31, 2004 is as follows:

					Corporate
	Electric	Gas	Transmission	Wholesale	& Other		Consolidated
2004:
Operating revenues:	$ 130,036	$ 175,874	$ 4,414	$ 127,491	$ (443)	(a)	$ 437,372
Intersegment revenues	-	-	7,896	-	(7,896)		-
Total revenues	130,036	175,874	12,310	127,491	(8,339)		437,372
Less: Cost of energy	51,637	129,148	1,356	89,866	(8,521)	(a)	263,486
Intersegment energy transfer	(13,413)	-	-	13,413	-		-
Gross margin	91,812	46,726	10,954	24,212	182		173,886
Operating expenses	59,618	24,579	5,169	11,248	2,290		102,904
Depreciation and amortization	13,970	4,729	2,708	3,754	976		26,137
Income taxes	4,353	5,812	634	2,302	(1,790)		11,311
Operating income	13,871	11,606	2,443	6,908	(1,294)		33,534

Interest Income	6,841	939	106	1,388	647		9,921
Other income/(deductions)	100	(68)	28	435	(2,347)		(1,852)
Other income taxes	2,748	345	53	722	(872)		2,996
Net interest charges	7,228	2,739	1,477	3,394	(1,009)		13,829
Segment net income (loss)	$ 10,836	$ 9,393	$ 1,047	$ 4,615	$ (1,113)		$ 24,778

Total assets	$1,466,783	$ 512,538	$ 297,249	$ 430,493	$ 780,572		$3,487,635
Gross property additions	$ 13,634	$ 6,241	$ 4,272	$ 2,799	$ 1,923		$ 28,869

(a)   Includes EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $0.6 million are reclassified to a net margin basis in accordance with GAAP.

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)     Fair Value of Financial Instruments

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

PNM did not purchase any natural gas options in the first three months of 2005.

Wholesale Electricity Contracts

The Company's Wholesale Operations have entered into various forward physical contracts for the purchase and sale of electricity with the intent to optimize its net generation position.  These contracts, which are derivatives, do not qualify for normal purchase and sale designation pursuant to GAAP, and are marked to market.

For the three months ended March 31, 2005, the Company's Wholesale Operations settled derivative forward contracts for the sale of electricity that generated $37.9 million of electric revenues by delivering 0.8 million MWh.  The Company settled derivative forward contracts for the purchase of electricity of $28.1 million or 0.6 million MWh to support these contractual sales and other open market sales opportunities.  For the three months ended March 31, 2004, the Company's Wholesale Operations settled derivative forward contracts for the sale of electricity that generated $27.0 million of electric revenues by delivering 0.6 million MWh.  The Company settled derivative forward contracts for the purchase of electricity of $24.7 million or 0.6 million MWh to support these contractual sales.

As of March 31, 2005, the Company had open derivative forward contract positions to buy $37.2 million and to sell $56.3 million of electricity.  At March 31, 2005, the Company had a gross mark-to-market gain (asset position) on these derivative forward contracts of $9.8 million and a gross mark-to-market loss (liability position) of $8.3 million, recorded in other assets and liabilities, respectively.  The change in mark-to-market valuation is recognized in earnings each period and is recorded in operating revenues and cost of energy as applicable.

The Company's Wholesale Operations also entered into forward physical contracts for the sale of the Company's electric capacity in excess of its retail and wholesale firm requirement needs, including reserves.  In addition, the Company entered into forward physical contracts for the purchase of retail needs, including reserves, when resource shortfalls exist.  The Company generally accounts for these as normal sales and purchases as defined by SFAS 133, as amended.  From time to time the Company makes forward purchases to serve its retail needs when the cost of purchased power is less than the incremental cost of its generation.  At March 31, 2005, the Company had open forward positions classified as normal sales of electricity of

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$120.7 million and normal purchases of electricity of $54.9 million, which will be reflected in the financial statements upon physical delivery.

The Company's Wholesale Operations, including both firm commitments and other wholesale sale activities, are managed primarily through a net asset-backed strategy, whereby the Company's aggregate net open position is covered by its own excess generation capabilities. The Company is exposed to market risk if its generation capabilities were disrupted or if its retail load requirements were greater than anticipated. If the Company were required to cover all or a portion of its net open contract position, it would have to meet its commitments through market purchases.

The Company is exposed to credit risk in the event of non-performance or non-payment by counterparties of its financial and physical derivative instruments.  The Company uses a credit management process to assess and monitor the financial conditions of counterparties.  The Company's credit risk with its largest counterparty as of March 31, 2005 and December 31, 2004 was $39.3 million and $26.2 million, respectively.

Wholesale Gas Contracts

Beginning in the second quarter of 2004, the Company's Wholesale Operations entered into various forward contracts for the purchase of gas with the intent to optimize its net generation position.  These contracts, which are derivatives, do not qualify for normal purchase and sale designation pursuant to GAAP, and are marked to market.

As of March 31, 2005, the Company had open derivative forward contract positions to sell $26.3 million of gas.  At March 31, 2005, the Company had a gross mark-to-market gain (asset position) on these derivative forward contracts of $4.7 million and a gross mark-to-market loss (liability position) of $3.2 million, recorded in other current assets and liabilities, respectively.  The change in mark-to-market valuation is recognized in earnings each period and is recorded in operating revenues and cost of energy as applicable.

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)     Earnings Per Share

In accordance with SFAS No. 128, "Earnings per Share" ("SFAS 128"), dual presentation of basic and diluted earnings per share has been presented in the Consolidated Statements of Earnings.  The following reconciliation illustrates the impact on the share amounts of potential common shares and the earnings per share amounts:

	Three Months Ended
	March 31,
	2005	2004

Basic:

Net Earnings	$ 30,509	$ 24,778

Average Number of Common Shares Outstanding	60,551	60,389

Net Earnings per Share of Common Stock (Basic)	$ 0.50	$ 0.41

Diluted:

Net Earnings	$ 30,509	$ 24,778

Average Number of Common Shares Outstanding	60,551	60,389
Dilutive Effect of Common Stock Equivalents (a)	958	738
Average Common and Common Equivalent Shares Outstanding	61,509	61,127

Net Earnings per Share of Common Stock (Diluted)	$ 0.50	$ 0.41

(a)     Excludes the effect of average anti-dilutive common stock equivalents related to out-of-the-money options of 38,844 and 423,336 for the three months ended March 31, 2005 and 2004, respectively.

 (5)    Capitalization

Stock Split

On May 18, 2004, the Company's Board of Directors approved a 3-for-2 stock split that took place on June 11, 2004 for shareholders of record on June 1, 2004.  The split increased the number of outstanding common shares by 20,134,648 shares, from 40,269,296 to 60,403,944.  All references in the accompanying consolidated financial statements to numbers of shares outstanding and per share amounts have been restated to reflect the stock split.

Revolving and Other Credit Facilities

At March 31, 2005, the Holding Company had a $400.0 million unsecured revolving credit facility, the Holding Company Facility, with an expiration date of November 15, 2009.  At March 31, 2005, there were no outstanding borrowings under the Holding Company Facility.  At March 31, 2005, the Holding Company also had $15.0 million in local lines of credit.  There were no outstanding borrowings under the local lines of credit at March 31, 2005.

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2005, PNM had a $300.0 million unsecured revolving credit facility, the PNM Facility, with an expiration date of November 21, 2006.  At March 31, 2005, there were no outstanding borrowings under the PNM Facility.  At March 31, 2005, PNM also had $23.5 million in local lines of credit and a $20.0 million borrowing arrangement with the Holding Company.  There were no outstanding borrowings under the local lines of credit or the Holding Company borrowing arrangement at March 31, 2005.

PNM has a commercial paper program under which PNM may issue up to $300.0 million in commercial paper for up to 365 days.  The commercial paper is unsecured and the proceeds are used for short-term cash management needs.  The PNM Facility serves as a backstop for the outstanding commercial paper.

 Financing Activities

 The Holding Company has two universal shelf registration statements filed with the SEC for the issuance of debt securities and equity securities, preferred stock, purchase contracts, purchase contract units and warrants.  As of March 31, 2005, the Holding Company had approximately $400.9 million of remaining unissued securities under these registration statements.  In addition, as of March 31, 2005, PNM had approximately $200.0 million of remaining unissued securities registered under its previously filed shelf registration statement.

Effective January 1, 2005, the Holding Company entered into a $50.0 million loan agreement with PNMR Services Company, a wholly-owned subsidiary.  In addition, the Holding Company made a $5.0 million equity contribution to PNMR Services Company in January 2005.  These steps were taken to provide PNMR Services Company with liquidity for its operations.

The Holding Company has entered into three fixed to floating interest rate swaps with an aggregate notional principal amount of $150.0 million.  Under these swaps, the Holding Company receives a 4.40% fixed interest payment on the notional principal amount on a semi-annual basis and pays a floating rate equal to the six month LIBOR plus 58.15 basis points (0.5815%) on the notional amount through September 15, 2008.  The initial floating rate was 1.91% and will be reset every six months.  The floating rate was reset on March 15, 2005, to 3.84%.  The swap is accounted for as a fair-value hedge with a fair-market value (liability position) of approximately $3.1 million as of March 31, 2005.

Common Stock Offering

On March 30, 2005, the Company issued 3,910,000 shares of its common stock at $26.76 per share.  The Company received net proceeds from this offering, after deducting underwriting discounts and commissions and estimated expenses, of approximately $101.0 million.  The Company plans to use the net proceeds to retire high cost TNP debt and preferred stock (see Note 11 - "Proposed TNP Acquisition"), to complete the construction of Luna, a partially

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

constructed, combined-cycle power plant near Deming, New Mexico and for other general corporate purposes.  Pending the acquisition and construction activities, the Company invested the net proceeds in investment grade, interest-bearing securities.  At March 31, 2005, these net proceeds and the proceeds from the "Equity Unit Offering" discussed below, are included in "Cash and cash equivalents" on the Consolidated Balance Sheet of the Holding Company.

Equity Unit Offering

 In March 2005, the Company completed a public offering of 4,945,000 6.75% equity units ("Equity Units"), yielding net proceeds after fees of $239.6 million.  The Company plans to use the net proceeds to retire high cost TNP debt and preferred stock in connection with the proposed TNP acquisition, to complete the construction of Luna and for other general corporate purposes.  Pending the acquisition and construction activities, the Company invested the net proceeds in investment grade, interest-bearing securities.

Each Equity Unit consists of a purchase contract and a 5.0% undivided beneficial ownership interest in one of the Company's senior notes with a stated amount of $1,000, which corresponds to a $50 stated amount of the Company's senior notes.  The ownership interest in the senior notes is initially pledged to secure the Corporate Unit holder's obligation to purchase Company common stock under the related purchase contract.  The senior notes are scheduled to mature in May 2010 (subject to the remarketing described below) and bear interest at a rate of 4.8% per year.  The purchase contracts entitle their holders to contract adjustment payments of 1.95% per year on the stated amount of $50.

Each purchase contract obligates the holder to purchase, and the Company to sell, at a purchase price of $50 in cash, shares of the Company's common stock on or before May 16, 2008 (the "Purchase Contract Settlement Date").  Generally, the number of shares each holder of the Equity Units is obligated to purchase depends on the average closing price per share of the Company's common stock over a 20-day trading period ending on the third trading day immediately preceding the Purchase Contract Settlement Date subject to anti-dilution adjustments.  If the average closing price for the 20-day trading period is equal to or greater than approximately $32.65 per share, the settlement rate will be 1.5315 shares of common stock.  If the average closing price for the trading period is less than approximately $32.65 per share but greater than $26.76 per share, the settlement rate is equal to $50 divided by the average closing price of the Company's common stock for the trading period.  If the average closing price for the trading period is less than or equal to $26.76 per share, the settlement rate will be 1.8685 shares of common stock.  The holders of Equity Units have the option to settle their obligations under the purchase contracts at any time on or prior to the seventh business day immediately preceding the Purchase Contract Settlement Date.  Prior to the Purchase Contract Settlement Date, the senior notes will be remarketed.  If the remarketing is successful, the interest rate on the senior notes may change to a rate selected by the remarketing agent, and the maturity of the senior notes may be extended to a date selected by the Company, but no later than May 2038.  If the remarketing of the senior notes is not successful, the maturity and interest rate of the senior notes will not change and holders of the Equity Units will have the option of putting their senior notes to the Company to satisfy their obligations under the purchase contracts.

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The purchase contracts are forward transactions in the Company's common stock. Upon issuance, a liability for the present value of the purchase contract adjustment payments of $13.9 million was recorded as a reduction to stockholders' equity, with an offsetting increase to other long-term liabilities.  Subsequent contract adjustment payments will reduce this liability.  Upon settlement of each purchase contract, the Company will receive the stated amount of $50 on the purchase contract and will issue the requisite number of shares of common stock.  The stated amount received will be recorded as an increase to stockholders' equity.  The Company has reserved 10 million shares of its common stock for issuance pursuant to the purchase contracts.

Before the issuance of common stock upon settlement of the purchase contracts, the Equity Units will be reflected in diluted earnings per share calculations using the treasury stock method as defined by SFAS 128.  Under this method, the number of shares of common stock used in calculating diluted earnings per share (based on the settlement formula applied at the end of the reporting period) is deemed to be increased by the excess, if any, of the number of shares that would be issued upon settlement of the purchase contracts less the number of shares that could be purchased by the Company in the market at the average market price during the period using the proceeds to be received upon settlement.  Therefore, dilution will occur for periods when the average market price of the Company's common stock for the reporting period is above approximately $32.65, and will potentially occur when the average price of the Company's common stock for the 20-day trading period preceding the end of the reporting period is lower than the average price of the Company's common stock for the full reporting period.  There was no dilution in the quarter ended March 31, 2005.

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 (6)    Pension and Other Postretirement Benefit Plans

The Company and its subsidiaries maintain a qualified defined benefit pension plan ("Pension Plan"), a plan providing medical and dental benefits to eligible retirees ("Other Postretirement Benefits Plan"), and an Executive Retirement Program.  The following table shows the net periodic benefit cost or income of the Company's Pension Plan, Other Postretirement Benefits Plan, and Executive Retirement Program:

	Three Months Ended March 31,
	Pension Plan		Other Post-Retirement Benefits		Executive Retirement Program

	2005	2004	2005	2004	2005	2004
			(In thousands)
Components of Net Periodic
Benefit Cost/(Income)
Service cost	$ 477	$ 1,085	$ 645	$ 601	$ 16	$ 26
Interest cost	7,567	7,340	1,648	1,826	295	310
Expected return on assets	(10,042)	(9,843)	(1,318)	(1,232)	-	-
Transition obligation	-	-	-	454	-	-
Prior service cost amortization	79	79	(1,702)	(1,049)	34	37
Net loss amortization	892	1,157	1,490	1,234	43	33
Net Periodic Benefit Cost (Income)	$ (1,027)	$ (182)	$ 763	$ 1,834	$ 388	$ 406

For the three months ended March 31, 2005 and 2004 the Company contributed approximately $1.5 million and  $1.5 million, respectively, to trusts for the Other Postretirement Benefits.  The Company expects to make contributions totaling $6.2 million to trusts for Other Postretirement Benefits during 2005. The Company does not anticipate making any contributions to the Pension Plan during 2005.

 (7)     Commitments and Contingencies

 Global Electric Agreement

The Global Electric Agreement was signed in 2003.  The Global Electric Agreement provided for the repeal of a majority of the Restructuring Act, a fixed rate path, procedures for the Company's participation in unregulated generating plant activities and other regulatory issues.  The rate path is effective through December 31, 2007, at which time rates are subject to review by the NMPRC.  Based on the normal time frame for rate proceedings in New Mexico of 10 months, a change in rates would not happen until late 2008.  As a result of the repeal of the Restructuring Act, PNM re-applied the accounting requirements of SFAS 71, as amended, "Accounting for the Effects of Certain Types of Regulation," to its regulated generation activities.

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Four Corners region, in which SJGS and Four Corners are located, experienced drought conditions during 2002 through 2004 that could have affected the water supply for the Company's generation plants.  While snow conditions appear very favorable to date in 2005, in future years, if adequate precipitation is not received in the watershed that supplies the Four Corners region, the plants could be impacted.  Consequently, PNM, APS and BHP Billiton have undertaken activities to secure additional water supplies for SJGS, Four Corners and related mines.  The USBR has been requested to approve two supplemental contracts, one with the Jicarilla Apache Nation, PNM, and BHP Billiton for the SJGS and a second contract with the Jicarilla

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Apache Nation, APS and BHP Billiton for Four Corners, for a one-year term ending December 31, 2005.  Environmental approvals will also need to be obtained for the supplemental contracts.  PNM has also negotiated a voluntary shortage sharing agreement with tribes and other water users in the San Juan Basin for a one-year term ending December 31, 2005.  Approvals of the signatory parties and environmental approvals for that agreement will need to be obtained.  Similar agreements were entered into in 2003 and 2004.  Although the Company does not believe that its operations will be materially affected by the drought conditions at this time, it cannot forecast the weather situation or its ramifications, or how regulations and legislation may impact the Company's situation in the future, should the drought continue.

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

In July 1995, the Navajo Nation enacted the Navajo Acts.  The Navajo Acts purport to give the Navajo Nation EPA authority to promulgate regulations covering air quality, drinking water, and pesticide activities, including those activities that occur at Four Corners.  On October 17, 1995, the Four Corners participants filed a lawsuit in the District Court of the Navajo Nation, Window Rock District, challenging the applicability of the Navajo Acts as to Four Corners.  The District Court has stayed these proceedings pursuant to a request by the parties, and the parties are seeking to negotiate a settlement.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

No complaint has been filed against PNM by the EPA, and the Company believes that all of the routine maintenance, repair, and replacement work undertaken at its power plants was and continues to be in accordance with the requirements of NSR and NSPS.  However, in October 2000, the NMED made an information request of PNM, advising PNM that the NMED was in the process of assisting the EPA in the EPA's nationwide effort of verifying that changes made at the country's utilities have not inadvertently triggered a modification under the Clean Air Act's PSD policies.  PNM has responded to the NMED information request.  In June 2002, PNM received another information request from the NMED for a list of capital projects budgeted or completed in 2001 or 2002.  PNM has responded to the additional NMED information request.

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

 The Clean Air Act

In July 1999, the EPA published its final regional haze regulations and in May 2004, the EPA proposed revisions to the regulations and proposed guidelines for best available retrofit technology.  The purpose of the regional haze regulations is to address regional haze visibility impairment in the 156 Class 1 areas in the nation, which consist of national parks, wilderness areas and other similar areas.  The final rule calls for all states to establish goals and emission reduction strategies for improving visibility in all the Class 1 areas.  The Company cannot

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

predict at this time what the impact of the implementation of the regional haze rule will be on the Company's coal-fired power plant operations.  Potentially, additional sulfur dioxide emission reductions and nitrogen oxide emission reductions could be required.  The nature and cost of compliance with these potential requirements cannot be determined at this time.  However, the Company does not anticipate any material adverse impact on the Company's financial condition or results of operations.

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

PNM obtained summary judgment dismissing GCT's PSD claims.  A trial on PNM's general defenses to GCT's opacity claims was conducted in November 2003.  In February 2004 the Court issued its memorandum opinion on the trial proceedings and rejected certain of PNM's general defenses, thus requiring a subsequent trial to be scheduled on PNM's defenses to individual alleged opacity violations.  By letter dated April 29, 2004, GCT provided a notice of intent to sue as a jurisdictional prerequisite to filing another citizens' suit under the Clean Air Act.  The notice of intent contains allegations that PNM continued to violate the applicable opacity standard for SJGS Units 1, 3 and 4 following the filing of the suit above, that PNM violated its duty to operate SJGS in a manner consistent with good air pollution control practices for minimizing pollution and that PNM failed to properly report emissions deviations and certify compliance with applicable air emissions standards.

By order of the court, PNM and GCT entered into settlement discussions.  The discussions were expanded to include the NMED to address the "Excess Emission Reports" disclosed below.  In March 2005, PNM entered into a consent decree with the NMED and GCT under which PNM and other plant owners will invest more than $200.0 million in new pollution control technology.  The capital costs of the technology are estimated to be $110.0 million, with an additional $80.0 to $90.0 million estimated for operating and maintenance costs over the next 10 years.  PNM's portion of costs will be approximately 47% of the total capital and operating costs.  The consent decree, which is subject to the approval of the United States District Court for the District of New Mexico, resolves the foregoing lawsuit, the notice of intent, and certain threatened air quality claims by the NMED (see "Excess Emissions Reports" below).  The consent decree is subject to review and comment by the EPA and the United States Attorney General for a period of forty-five days from their receipt of a copy of the consent decree.  By letter dated April 6, 2005, the DOJ confirmed receipt of a copy of the consent decree and noted that the 45-day review period will expire on May 5, 2005.  To date, no comments on

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the consent decree have been received from the DOJ.  PNM plans to file for an air permit with the NMED prior to starting construction on certain new equipment required by the agreement.  The issue of the plaintiffs' attorney's fees and costs has been reserved for further discussion, or for determination by the court in the event PNM and the plaintiffs are unable to agree to an appropriate award.

Excess Emissions Reports

As required by law, whenever there are excess emissions from SJGS, due to such causes as start-up, shutdown, upset, breakdown or certain other conditions, PNM makes filings with the NMED.  For several years, PNM has been in discussions with NMED concerning excess emissions reports for the period after January 1997.  During this time, the NMED has investigated the circumstances of these excess emissions and whether these emissions involve any violation of applicable SJGS permits or regulations.  In September 2003, the NMED advised that it would not excuse certain of the excess emissions that were the subject of PNM's excess emissions reporting.  The NMED also adopted a new construction of PNM's operating permit relating to opacity compliance at SJGS.  In May 2004, the NMED issued a "draft" compliance order that included allegations that SJGS violated certain applicable air quality limitations.  This matter is also a part of the GCT settlement described above.

Archeological Site Disturbance

The Company hired Great Southwestern to conduct certain climb and tighten activities on a number of electric transmission lines in New Mexico during 2001.  Those lines traverse a combination of federal, state, tribal and private properties in New Mexico.  In late May 2002, the USFS notified PNM that apparent disturbances to archeological sites had been discovered in and around the rights-of-way for PNM's transmission lines in the Carson National Forest in New Mexico.  Great Southwestern had performed climb and tighten activities on those transmission lines.

PNM confirmed the existence of the disturbances, as well as disturbances associated with certain arroyos that may raise issues under the Clean Water Act.  PNM contracted for an archeological assessment and a proposed remediation plan with respect to the disturbances and has provided the assessment to the USFS and the federal Bureau of Land Management.  The Santa Fe National Forest issued a notice of non-compliance to PNM for alleged non-compliance with the terms and conditions of PNM's special use authorization relating to maintenance of PNM's power lines on USFS land.

By letter dated March 22, 2004, the NNHPD indicated that it would not pursue either criminal or civil damages under the Archeological Resources Protection Act and proposed a stipulation to address disturbances on Navajo Nation Land.  PNM and Great Southwestern entered into a letter agreement, dated June 7, 2004, with the NNHPD for a survey of potential impacts on Navajo Nation land.  If disturbed cultural resources are encountered, appropriate treatment plans will be implemented.  Under the terms of the June 7, 2004 letter agreement, the NNHPD agreed to release all claims against PNM and Great Southwestern for any impacts on Navajo Nation land arising from the climb and tighten project.  The cultural survey of Navajo

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nation land impacted by the "climb and tighten" activities was conducted in October 2004.  Internal survey review is complete and PNM is anticipating external review to be concluded by the middle of May 2005 with final submission to the NNHPD by the end of May.  The Company is unable to predict the outcome of this matter and cannot predict the potential impact on the Company's operations.

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

In September 2003, PNM was verbally informed that the Superfund Oversight Section of the NMED is conducting an investigation into the chlorinated solvent contamination in the vicinity of the former Santa Fe Generating Station site.  The investigation will study possible sources for the chlorinated solvents in the groundwater.  The NMED indicated that it expects to complete its investigation in the fourth quarter of 2005.

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

The parties have completed discovery on the issue of whether the relator meets the requirements for bringing a claim under the False Claims Act.  The Company is currently participating with other defendants in a motion to dismiss on the ground that the relator does not meet those requirements.  That motion was argued before a Special Master in March 2005.  The Company is vigorously defending this lawsuit and is unable to estimate the potential liability, if any, or to predict the ultimate outcome of this lawsuit.

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Asbestos Cases

The Company was named in 2003 as one of a number of defendants in 21 personal injury lawsuits relating to alleged exposure to asbestos.  All of these cases involve claims of individuals, or their descendents, who worked for contractors building, or working at, Company power plants.  Some of the claims relate to construction activities during the 1950s and 1960s, while other claims generally allege exposure during the last 30 years.  The Company has never manufactured, sold or distributed products containing asbestos.  PNM has been dismissed with prejudice from all but three of the cases.  The Company was insured by a number of different insurance policies during the time period at issue in these cases.  Although the Company is unable to fully predict the outcome of this litigation, the Company believes that these legal proceedings will not have a material impact on the financial condition of the Company.

SESCO Matter

In October 2003, the TCEQ requested information from PNM concerning any involvement that PNM had with SESCO, a former electrical equipment repair and sales company located in San Angelo, Texas.  PNM was informed that the TCEQ and the EPA claim to have identified contamination of the soil and groundwater at the site.

TCEQ is conducting a site investigation of a SESCO facility pursuant to the Texas Solid Waste Act and the SESCO site has been referred to the Superfund Site Discovery and Assessment Program.  The primary concern appears to be polychlorinated biphenyls in soil and groundwater on and adjacent to the site.  The TCEQ is conducting the site investigation to determine what remediation activities are required at the SESCO site and to identify potentially responsible parties.  In January 2004, PNM submitted its preliminary response to the TCEQ request for information.  The response states that PNM previously had a requirements contract with SESCO for the repair of electric transformers.  It appears that a number of transformers were sent to SESCO for repair.  In addition, it appears that PNM sold a number of retired transformers to SESCO.  An informational meeting took place in Austin, Texas in April  2004 where the status of the SESCO site and the possible establishment of a potentially responsible parties' committee was discussed.  In February 2005, PNM agreed to participate in the potentially responsible parties' committee.  PNM is voluntarily participating with the others in the investigation and may participate in any required remediation at the SESCO facility.  PNM is still investigating its role in the matter, and is unable to predict the outcome at this time.

Coal Combustion Waste Disposal

SJCC currently disposes of coal combustion products consisting of fly ash, bottom ash, and gypsum from SJGS in the surface mine pits adjacent to the plant.  PNM and SJCC have been participating in various sessions sponsored by EPA to consider rulemaking for the disposal of coal combustion products. The rulemaking would be pursuant to the Bevill Amendment of the

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Resource Conservation and Recovery Act.  PNM cannot predict the outcome of this matter but does not believe currently that it will have a material adverse impact on the financial condition of the Company or its operations.

 Western United States Wholesale Power Market

Various circumstances, including electric power supply shortages, weather conditions, gas supply costs, transmission constraints, and alleged market manipulation by certain sellers, resulted in the well-publicized "California energy crisis" and in the bankruptcy filings of the Cal PX and of PG&E.  However, since the third quarter of 2001, conditions in the Western wholesale power market have changed substantially because of regulatory actions, conservation measures, the construction of additional generation, a decline in daily natural gas prices relative to levels reached during the California energy crisis and regional economic conditions.

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

In March 2003, the FERC issued an order substantially adopting the ALJ's findings in the December 2002 decision, but requiring a change to the formula used to calculate refunds.  The FERC raised concerns that the indices for California gas prices, a major element in the refund formula, had been subject to potential manipulation and were unverifiable.  The effect of this change would be to increase PNM's refund liability.  In October 2003, the FERC issued its order

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

on rehearing in which it affirmed its decision to change the gas price indices used to calculate the refund amounts.  This has the effect of increasing the Company's amount of refund.  The precise amounts, however, will not be certain until the Cal ISO and Cal PX recalculate the refund amounts.  In a report filed by the Cal ISO in March 2005, the Cal ISO indicated that the Cal PX had concluded its recalculation of the adjustments for hourly price mitigation.  The Cal ISO is waiting to receive audited fuel cost information from market participants as a result of the fuel cost proceedings currently pending at the FERC before finalizing its recalculated refund amounts.  In June 2004, the FERC hosted a settlement conference in which the California parties proposed a settlement template for the California refund proceedings.  The Company has engaged in discussions with California parties based upon the template provided in the settlement conference, but is unable to predict whether settlement will be reached.

In September 2004, the Ninth Circuit issued its decision in one of the lead appellate cases addressing the FERC's refund order.  The Ninth Circuit upheld the FERC's authority to establish the market-based rate framework under the Federal Power Act, but held that the FERC violated its administrative discretion by declining to investigate whether it should order refunds from sellers who failed to provide transaction-specific reports to the FERC as required by its rules.  The Ninth Circuit determined that the FERC has the authority to order refunds for these transactions if it elects to do so and remanded the case to the FERC for further proceedings, including a determination as to whether additional refunds are appropriate.  PNM participated with other competitive sellers requesting rehearing by the Ninth Circuit, which is still pending.  Additional appeals are still pending before the Ninth Circuit, including CPUC vs FERC, a case addressing the scope of market transactions subject to refund.  PNM has participated in this appeal as one of the members of the competitive sellers group.  The Company cannot predict the ultimate outcome of any FERC proceeding that may result from these appeals, or whether PNM will be ultimately directed to make any additional future refunds as the result of the decision; however, the Company has recorded a reserve for this contingency.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the Gaming Partnerships Order, although it appears that most arise out of PNM's provision of "parking and lending" services to the identified companies.  The potential remedies include disgorgement of unjust profits, as well as non-monetary remedies such as revocation of a seller's market-based rate authority.

In September 2003, PNM filed its responses to the Gaming Partnerships Order indicating that it did not engage in the alleged "partnerships, alliances or other arrangements" with the alleged parties.  In October 2003, PNM filed testimony and exhibits in the case reasserting its response previously filed.  In January 2004, the FERC issued an order granting the FERC staff's motion to dismiss seven of the thirteen PNM customers on grounds that there was no evidence to conclude that these companies used their commercial relationship with PNM to game the Cal ISO and Cal PX markets.  In February 2004, the FERC staff and the California parties filed testimony in the case.  The FERC staff did not identify any improper conduct by PNM.  The California parties alleged that PNM provided false information regarding parking transactions that allowed other parties to game the California market.  In March 2004, the FERC approved the settlements entered into by two of the thirteen PNM customers and dismissed another of PNM's customers from the proceeding.  Of the three remaining PNM customers in the docket, the FERC staff has entered into settlement agreements with two of them.  In May 2004, the Chief ALJ issued an order suspending the procedural schedule in the docket pursuant to the California parties' request to enable the parties to engage in settlement discussions of all matters related to the "California energy crisis."  In September 2004, the FERC staff filed a motion to dismiss PNM from the docket and to enter into a settlement of certain parking and lending transactions.  The staff's motion states that after investigation and review there is no evidence that PNM either engaged in a gaming practice that violated the Cal ISO or Cal PX tariffs by directly transacting through the Cal ISO or Cal PX markets, or shared any unjust profits earned by PNM's customers that may have engaged in gaming practices.  Additionally, PNM entered into a settlement of certain matters outside the scope of the docket related to historic parking and lending transactions, under which PNM agreed not to provide parking and lending services prospectively without first meeting certain requirements agreed to with the FERC staff.  Additionally, PNM agreed to pay $1.0 million in settlement to the FERC to obtain satisfaction of all issues related to any potential liability stemming from the provision of such services historically.  In October 2004, the California parties filed their opposition to the motion to dismiss and settlement.  Both PNM and the FERC staff have made filings in which they vigorously support the motion to dismiss PNM from the docket and the settlement reached with the FERC staff.  The motion is pending at FERC.  The Company is unable to predict whether the motion to dismiss PNM will be granted by the FERC, whether the settlement will be approved by the FERC, or the final outcome of this matter.

California Power Exchange and Pacific Gas and Electric Bankruptcies

In January and February 2001, SCE and the major purchasers of power from the Cal ISO and Cal PX, defaulted on payments due to the Cal ISO for power purchased from the Cal PX in 2000.  These defaults caused the Cal PX to seek bankruptcy protection.  PG&E subsequently also sought bankruptcy protection.  PNM has filed its proofs of claims in the Cal PX and PG&E bankruptcy proceedings.  Amounts due to PNM from the Cal ISO or Cal PX for power sold to

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

them in 2000 and 2001 total approximately $7.9 million.  Both the PG&E and Cal PX bankruptcy cases have confirmed plans of reorganization in which the claims of various creditors have been specially classified and are waiting a final determination by the FERC before the claims are actually paid.  The PG&E bankruptcy case has an escrow account and the Cal PX bankruptcy has established a settlement account, both of which are awaiting a determination by the FERC setting the level of claims and allocating the funds.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

California Antitrust Litigation

 Several class action lawsuits have been filed in California state courts against electric generators and marketers, alleging that the defendants violated the law by manipulating the market to grossly inflate electricity prices.  Named defendants in these lawsuits include Duke Energy Corporation and related entities along with other named sellers into the California market and numerous other unidentified defendants. Certain of these lawsuits were consolidated for hearing in state court in San Diego, California.  In May 2002, the named defendants served a cross-claim on PNM.  Duke Energy Corporation also cross-claimed against many of the other sellers into California.  Duke Energy Corporation asked for declaratory relief and for indemnification for any damages that might ultimately be imposed on it.  Several defendants removed the case to federal court in California.  The federal judge has entered an order remanding the matter to state court, but the effect of that ruling has been stayed pending appeal.  PNM has joined with other cross-defendants in motions to dismiss the cross-claim.  The Company believes it has meritorious defenses but cannot predict the outcome of this matter.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Wholesale Power Marketing Antitrust Suit

In June 2004, PNM received notice that PNM has been included in a list of 56 defendants that have been sued by the City of Tacoma Department of Public Utilities in federal district court in the State of Washington.  PNM has been listed in a class of defendants referred to as the "Trading Defendants", who allegedly engaged in buying, selling and marketing power in California and other locations in the Western United States.  The complaint alleges the Trading Defendants acted in concert among themselves and with "Non-Defendant Trading Co-Conspirators" that were engaged in conduct that amounted to market manipulations, which the complaint defines as a pattern of activities that had the purpose and effect of creating the impression that the demand for power was higher, the supply of power was lower, or both, than was in fact the case.  The complaint identified specific conduct that allegedly amounted to market manipulations, including the submission of false information and misrepresentation regarding load schedules, bids, power supply, transmission congestion, source and destination of energy, the supply and provision of energy and ancillary services.  The complaint alleged the activities of the Trading Defendants, along with "Generator Defendants", who are defined as generators who generated power for sale into California and other Western markets, and the co-conspirators, resulted in substantially increased prices for energy in the Pacific Northwest spot market in excess of what otherwise would have been the price absent such unlawful acts, in violation of antitrust laws.  The complaint asserted damages in excess of $175.0 million from the multiple defendants.  There have been three recent Ninth Circuit decisions that, collectively, appear to make Plaintiffs' case more difficult to prevail.  As a result, PNM joined a motion to dismiss the City of Tacoma Department of Public Utilities complaint given Ninth Circuit precedent.  In a decision issued in February 2005, the district court judge in the case granted defendants' motion to dismiss.  As a result, the antitrust lawsuit against PNM filed by the City of Tacoma Department of Public Utilities was dismissed.  In March 2005, the City of Tacoma Department of Public Utilities filed an appeal in the Ninth Circuit contesting the district court's decision to dismiss the complaint.  PNM will participate in the appeal in support of the dismissal.  The Company cannot predict the outcome of this appeal, or whether the Company will be required to make any refunds or pay damages as a result of this litigation.

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

FERC Rule Making

Over the past several years, the FERC has issued numerous rules that have impacted the wholesale energy business.  The FERC is attempting to remedy what it sees as undue discrimination in the provision of interstate transmission services and to ensure just and reasonable rates for electric energy within and among regional power markets.  A proposed rule would put all transmission customers, including bundled retail customers, under FERC jurisdictional transmission tariffs.  Independent transmission providers, e.g., RTOs, would provide all transmission service and congestion would be managed using locational marginal pricing mechanisms.

In addition, the FERC has issued final rules that have an impact on the wholesale energy business and participants in the wholesale energy markets, including PNM.  In August 2003, the FERC issued Order 2003, which requires electric utilities that own or control electric transmission facilities to set out standard procedures and a standard agreement for interconnecting generators larger than 20 MW, and to make such revisions as necessary to its Open Access Transmission Tariff to comply with the requirements of the new rule.  PNM made its initial compliance filing in January 2004 and, in September 2004, PNM received notice that its revised tariff filing was accepted by the FERC. In December 2004, the FERC issued Order 2003-B, which provided additional clarification on certain matters and required additional modifications to the pro forma tariff.  PNM joined an industry group requesting rehearing of Order 2003-B, and also separately filed its petition for rehearing of Order 2003-B, both of which are still pending before the FERC.  In February 2005, PNM made its compliance filing pursuant to Order 2003-B.  In March 2005, PNM received notice that its compliance filing was accepted by FERC.

The FERC issued its final rule adopting standards of conduct for electric and natural gas transmission providers, known as Order 2004.  The final rule expands on the FERC's prior orders establishing standards of conduct and combines the prior electric and natural gas standards so that there is now one standard for both electric and natural gas transmission providers.  The revised standards of conduct generally continue the requirement of transmission providers, including PNM, to treat all transmission customers, affiliated or non-affiliated, on a non-discriminatory basis, and prohibits transmission providers from operating their system to preferentially benefit an energy or marketing affiliate.  The rule became effective in February 2004, and required compliance by June 1, 2004.  PNM made the required initial compliance filing stating that it is in substantial compliance with Order 2004.  The FERC issued its revised Order 2004-A, which required that the training of employees be completed and compliance with provisions of the revised rule by September 1, 2004.  The FERC issued Order 2004-B, which required compliance with the Standards of Conduct rule, including training of employees, by September 22, 2004.  PNM implemented compliance measures, including completion of the training of employees, by the compliance deadlines.  Various utilities and industry groups sought rehearing of the FERC's order, and in December 2004, the FERC issued Order 2004-C clarifying certain issues related to natural gas hedging by affiliates of transmission providers and making other clarifications.  In March 2005, the FERC issued Order 2004-D clarifying certain issues related to the exemptions from energy affiliate status for Canadian local distribution companies.

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In 2001, in a set of cases not involving PNM, the FERC announced a new supply margin assessment screen to determine if applicants for market based rate authority could potentially exercise horizontal generation based market power.  For those applicants that failed the supply margin assessment screen, the FERC would deny the market based rate application or condition its approval with certain mitigation requirements to address the market power concern.  In April 2004, the FERC announced the establishment of a new interim two-pronged market power screen to be applied in market based rate cases.  In May 2004, the FERC issued procedural orders in pending market based rate application/renewal cases, including PNM's case, requiring the use of the new two-pronged interim screen and requiring PNM to make its revised market based rate filing by August 2004.  In July 2004, the FERC issued an order affirming its interim two-pronged market screen test.  PNM filed its triennial market power screen analyses in August 2004 utilizing the new two-pronged interim screen as required by the FERC's order.  In its filing, PNM noted that, although fewer in nature due to recent system improvements, it continued to face transmission constraints in Northern New Mexico and would continue to abide by the cost-based rate limitation on transmission service during times of transmission constraints for the Northern New Mexico market.  PNM also noted that for the EPE control area, PNM's wholesale market share screen was slightly above 20% during two seasons.  In October 2004, PNM made a supplemental filing utilizing more detailed load and generation data contained in EPE's market power screen filing, which resulted in PNM having a revised wholesale market share result below 20% for all seasons.  In December 2004, the FERC issued its order in PNM's market based rate filing finding that the FERC is initiating a proceeding to determine if PNM's mitigation measure in Northern New Mexico is sufficiently adequate to prevent the exercise of market power.  The FERC's order also required additional explanation of PNM's revised wholesale market share calculation.  PNM filed a petition for rehearing contesting the FERC's findings regarding the EPE control area, and arguing that PNM lacks generation market power in Northern New Mexico given the transmission access available to transmission customers in that market and the pre-existing mitigation measure that FERC previously approved in 1996.  The FERC also established that rates reviewed under this proceeding for transactions completed in these two markets would be subject to refund effective March 6, 2005.  The Company is currently reviewing alternatives for resolution of the issues with the FERC.  It is unclear whether resolution will include a requirement for refunds.

In February 2005, PNM made its compliance filing, in which the Company's expert presented various revised screen analyses for the EPE control area and concluded that the FERC should continue to permit PNM to make sales at market-based rates in that control area.  The analyses showed that the screen failures disappear when the input data reflect the realities of economic and physical conditions in the Southern New Mexico market.  PNM was of the view that the screen failure scenarios do not warrant the conclusion that PNM possesses generation market power in EPE's control area.

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM's expert further concluded that the FERC should continue to permit PNM to make sales at market-based rates in PNM's Northern New Mexico control area, subject to the existing mitigation provision contained in PNM's market-based sales tariff.  PNM's expert concluded that PNM does not have the potential to exercise generation market power because customers enjoy access to robust markets during the hours that concerned the FERC, and given that the pre-existing mitigation would prevent any exercise of generation market power in the event of transmission constraints.  PNM's expert also concluded that, if the FERC determines that PNM should not be permitted to sell at market-based rates in its Northern New Mexico control area, the FERC nevertheless should permit PNM to sell at market-based rates at San Juan because San Juan is outside the transmission constraint path.  In March 2005, EPE filed a motion in the proceeding expressing concern that PNM may have market power in the Southern New Mexico market and requesting the FERC to impose a price mitigation mechanism for PNM sales to EPE in Southern New Mexico.  PNM filed its response contesting EPE's claim that PNM has market power in the Southern New Mexico market and opposing EPE's proposed mitigation measure.  PNM, in April 2005, also filed a motion for appointment of a settlement judge in an effort to reach resolution on the issues pending in the proceeding.

In April 2005, the FERC issued an Order denying PNM's petition for rehearing regarding the FERC's finding that the existing mitigation measure for the Northern New Mexico control area was insufficient; rejecting PNM's February 2005 compliance filing as to both the Northern and Southern New Mexico control areas and requiring PNM to submit a compliance filing within 30 days containing one of the alternatives listed in the Order; and denying PNM's motion for assignment of a settlement judge.   The FERC's Order also clarified that market based sales made at SJGS are sales made within PNM's Northern control area and are subject to these proceedings.  PNM is currently preparing its compliance filing and filed a motion requesting a technical conference to obtain further clarification from the FERC regarding the Company's compliance filing.  PNM anticipates the technical conference will be held early in May, 2005.  PNM is also considering its options for further review of the FERC's Order.  The Company cannot predict the outcome of these proceedings on the Company's financial position or results of operations; however, should the FERC determine that PNM has generation market power in these two markets, PNM could continue to make sales at cost-based rates and thus not have future revenues subject to refund in this matter.

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

 The suit arises from refunds granted in connection with the 1998 and 1999 tax years.  The refunds were claimed on amended returns filed in September 2002 and were paid by the IRS in November and December 2002.  The government's complaint alleges that the Company did not correctly elect to deduct research and experimental expenses, and that certain costs did not qualify as research and experimental.  Therefore, the government asserts that the Company is not entitled to the refunds.  The Company has entered into settlement discussions with the IRS.

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company is vigorously defending this lawsuit and is unable to predict the ultimate outcome of this litigation.

 Other

There are various claims and lawsuits pending against the Company.  The Company is also subject to federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites.  In addition, the Company periodically enters into financial commitments in connection with its business operations.  It is not possible at this time for the Company to determine fully the effect of all litigation and other legal proceedings on its consolidated financial statements.  However, the Company has recorded a liability where the litigation effects can be reasonably estimated and where an outcome is considered probable.  The Company does not expect that any known lawsuits, environmental costs and commitments will have a material adverse effect on its financial condition or results of operations, although the outcome of litigation, investigations and other legal proceedings is inherently uncertain.

The Company is involved in various legal proceedings in the normal course of its business.  The associated legal costs for these legal matters are accrued when incurred.  It is also the Company's policy to accrue for legal costs expected to be incurred in connection with SFAS No. 5, "Accounting for Contingencies" ("SFAS 5") legal matters when it is probable that a SFAS 5 liability has been incurred and the amount of expected legal costs to be incurred is reasonably estimable.  These estimates include costs for external counsel professional fees.

(8)     Rate Matter

Transmission Rate Case

In March 2005, PNM filed a notice with the FERC to increase its wholesale electric transmission revenues by $7.8 million annually.  If approved, the rate increase would apply to all of PNM's wholesale electric transmission service customers, which includes other utilities, electric co-operatives and entities that use PNM's transmission system to transmit power at the wholesale level.  The proposed rate increase would not impact PNM's retail customers.

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9)     Other Income and Deductions

The following table details the components of other income and deductions for PNM Resources, Inc. and Subsidiaries:

	Three Months Ended
	March 31,
	2005	2004

(In thousands)

Other income:
Interest income	$ 9,770	$ 9,921
Miscellaneous non-operating income	3,240	1,667
	$13,010	$11,588
Other deductions:
Miscellaneous non-operating deductions	3,107	3,372
	$ 3,107	$ 3,372

The following table details the components of other income and deductions for PNM:

	Three Months Ended
	March 31,
	2005	2004

(In thousands)

Other income:
Interest income	$ 9,206	$ 9,772
Miscellaneous non-operating income	3,276	1,494
	$12,482	$11,266
Other deductions:
Miscellaneous non-operating deductions	1,554	1,317
	$ 1,554	$ 1,317

(10)   Variable Interest Entities

FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (Revised December 2003) ("FIN 46R"), became effective January 1, 2004 for those entities considered to be special purpose entities, and March 31, 2004 for others.  FIN 46R expands the requirement of a business enterprise to consolidate an entity beyond the concept of a controlling interest.  Under FIN 46R, a business enterprise will consolidate an entity if that entity is a variable interest entity, the business enterprise is the primary beneficiary of the entity and the entity's risks are not effectively dispersed among all parties involved.  A variable interest entity has certain characteristics that effectively demonstrate that the equity investor does not have economic substance, bear the risks and receive the rewards of the entity or direct the entity's activities.  The interpretation requires that an enterprise review its variable interests and determine if consolidation is appropriate.

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under the model for consolidation promulgated by FIN 46R, a PPA may qualify as a variable interest if its terms expose the purchaser to variability in supply or operating costs and the contract is for a significant portion of the entity's generating capacity.  The Company evaluated its PPAs under the provisions of FIN 46R and determined that one purchase contract entered into prior to December 31, 2003 qualifies as a variable interest.  The Company was unable to obtain the necessary information to determine if the Company was the primary beneficiary if consolidation was necessary despite efforts including a formal written request to the operator of the entity supplying power under the PPA.  The operator cited legal and competitive reasons for refusing to provide the information.

This variable interest PPA is a contract to purchase 132 MW of capacity and energy expiring in June 2020.  The contract contains a fixed capacity charge, a fixed O&M charge, and a variable energy charge that subjects the Company to the changes in the cost of fuel and O&M.  For the three months ended March 31, 2005, the capacity and O&M charge was $1.7 million and the energy charges were $0.4 million.  For the three months ended March 31, 2004, the capacity and O&M charge was $1.2 million and the energy charges were $0.1 million.  The contract is for the full output of a specific gas generating plant and is currently accounted for as an operating lease by the Company.  Under this contract the Company is exposed to changes in the costs to produce energy and operate the plant.

The Company also has interests in other variable interest entities created before January 31, 2003, for which the Company is not the primary beneficiary.  These arrangements include the Holding Company's investment in a limited partnership and certain PNM leases.  The aggregate maximum loss exposure at March 31, 2005 that the Company could be required to record in its income statement as a result of these arrangements totals approximately $6.0 million.  The creditors of these variable interest entities do not have recourse to the general credit of the Company in excess of the aggregate maximum loss exposure.

(11)   Proposed TNP Acquisition

On July 24, 2004, the Holding Company executed a definitive agreement to acquire all the outstanding common shares of TNP for approximately $189.0 million, subject to a purchase price adjustment at the acquisition closing, comprised of equal amounts of the Holding Company's common stock and cash.  The Company plans to retire the existing indebtedness and preferred securities at TNP.  All debt at TNMP will remain outstanding.

In September 2004, the Board adopted a resolution approving the terms of the Holding Company's agreement with Cascade, an existing shareholder, which calls for the Holding Company, upon the request of Cascade and subject to the receipt of any necessary approvals from the SEC, to propose to its shareholders at the 2005 annual meeting an amendment to the Holding Company's Restated Articles of Incorporation.  The amendment would enable the Holding Company to confer upon holders of preferred stock issued under the Cascade agreement, voting as a single class with holders of common stock, the same number of votes to

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

which the number of shares of common stock into which the preferred stock is convertible on all matters other than the election of directors of the Holding Company.  There is a limit on the aggregate amount of preferred stock outstanding with such voting rights.  The limit is such that outstanding preferred stock with such voting rights may be convertible to no more than 12 million shares of common stock.

 On February 3, 2005, the Holding Company announced that it had reached a settlement agreement in Texas for its acquisition of TNP.  The settlement agreement is between the Holding Company and TNMP, the cities of Dickinson, Lewisville, La Marque, Ft. Stockton and Friendswood, Texas, the Legal and Enforcement Division of the PUCT, the Office of Public Utility Counsel, the Texas Industrial Energy Consumers and the Alliance for Retail Markets.  The settlement agreement outlines terms and conditions necessary for the PUCT to find the acquisition of TNP and its subsidiaries, TNMP and First Choice Power, to be in the public interest.  On March 31, 2005, the PUCT approved an order finding the acquisition of TNP by the Holding Company to be in the public interest.  The order was issued in April 2005.

On February 2, 2005, the Holding Company was notified that the proposed acquisition of TNP had received anti-trust clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 from the Federal Trade Commission.

On February 28, 2005, the Holding Company announced that it reached a settlement agreement in New Mexico for its acquisition of TNP.  The Holding Company, TNMP, the NMPRC staff, the New Mexico State Attorney General's Office and the New Mexico Industrial Energy Consumers, signed the unopposed stipulation.  The stipulation must be approved by the NMPRC.  A hearing regarding the Holding Company's stipulation and the proposed acquisition of TNP was held April 11, 2005 before a NMPRC hearing examiner.  A decision from the NMPRC is pending.

On March 2, 2005, the FERC voted to approve the planned acquisition by the Holding Company of the securities of TNP.  Based on its review, the FERC determined that the proposed transaction is consistent with the public interest.

The transaction is subject to customary closing conditions and remaining regulatory approvals, including the NMPRC and the SEC under the PUHCA.  No shareholder approval is required for the acquisition.  The Holding Company believes at this time that all conditions precedent to closing, including final resolution of regulatory proceedings, can be met so that closing can occur in the second quarter of 2005.

The transaction may be terminated under certain circumstances described in the agreement, including the failure to close by December 31, 2005.

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12)   New Accounting Standards

FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47").  Due to diverse accounting practices, in March 2005, the FASB issued FIN 47 which states that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation (ARO) when incurred if the liability's fair value can be reasonably estimated.  The Interpretation clarifies when an entity would have sufficient information to reasonably estimate the fair value of the ARO.  An ARO would be reasonably estimable if: (a) it is evident that the fair value of the obligation is embodied in the acquisition price of the asset, (b) an active market exists for the transfer of the obligation, or (c) sufficient information exists to apply an expected present value technique.  Upon application of FIN 47, amounts will be measured using current information, assumptions and interest rates.  The recognized asset retirement cost will be measured as of the date the ARO was incurred.  Cumulative accretion and accumulated depreciation will be recorded for the time period from the date the liability would have been recognized had the provisions of this Interpretation been in effect when the liability was incurred to the date of adoption of this Interpretation.  The cumulative effect of initially applying FIN 47 should be recognized as a change in accounting principle.  FIN 47 will be effective for the year ending December 31, 2005.  The Company is currently evaluating the impact of adopting FIN 47 and is unable to predict its impact on the Company's operating results and financial position at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 OVERVIEW

The following Management's Discussion and Analysis of Financial Condition and Results of Operations for the Holding Company and Subsidiaries and PNM and Subsidiaries is presented on a combined basis.  Currently, the business of PNM constitutes substantially all of the business of the Holding Company.  Therefore, the historical results of operations of PNM are virtually identical to the consolidated results of the Holding Company and all its subsidiaries.  For discussion purposes, this report will use the term "Company" when discussing matters of common applicability to the Holding Company and Subsidiaries and PNM.  Readers of this Management's Discussion and Analysis of Financial Condition and Results of Operations should assume that the information presented applies to consolidated results of operations of both the Holding Company and its subsidiaries, including PNM, except where the context or references clearly indicate otherwise.  Discussions regarding specific contractual obligations generally reference the company that is legally obligated.  In the case of contractual obligations of PNM, these obligations are consolidated with the Holding Company and its subsidiaries under GAAP.  Broader operational discussions refer to the Company.

The Holding Company was established as the holding company in 2001.  On December 30, 2004, the Holding Company became a registered holding company under PUHCA.  The Holding Company also created a new subsidiary called PNMR Services Company, which began operating on January 1, 2005, subject to final approval by the SEC.

The Holding Company performed substantially all of the corporate activities of PNM from 2001 to 2004.  These activities were billed to PNM on a cost basis to the extent they were for the corporate management of PNM and were allocated to the operating segments.  The services functions previously performed by the Holding Company were assumed by PNMR Services Company effective January 1, 2005.

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

The Company is positioned as a merchant utility, primarily operating as a regulated energy service provider.  The Company is also engaged in the sale and marketing of electricity in the competitive wholesale energy marketplace.  As a utility, PNM has an obligation to serve its customers under the jurisdiction of the NMPRC.  As a wholesale electricity provider, PNM markets excess production from the utility, as well as unregulated generation, into a competitive marketplace.  As part of its electric wholesale power operation, it purchases wholesale electricity in the open market for future resale or to provide energy to retail customers in New Mexico when the Company's generation assets cannot satisfy demand.  The wholesale operations primarily utilize a net asset-backed strategy, whereby the Company's aggregate net open position for the sale of electricity is covered by the Company's forecasted excess generation capabilities.

As it currently operates, the Company's principal business segments, whose operating results are regularly reviewed by the Company's management, are Utility Operations and Wholesale Operations. Utility Operations include Electric, Gas and Transmission.  These segments model the resource allocations as mandated in the Global Electric Agreement (see Note 7 - "Commitments and Contingencies - Global Electric Agreement", in the Notes to Consolidated Financial Statements).  Electric consists of the distribution and generation of electricity for retail electric customers in New Mexico.  Gas includes the transportation and distribution of natural gas to end-users.  Transmission consists of the transmission of electricity to third parties as well as to Electric and Wholesale.  Wholesale consists of the generation and sale of electricity into the wholesale market based on three product lines that include long-term contracts, forward sales and short-term sales.

The Utility Operations strategy is directed at supplying reasonably priced and reliable energy to retail customers through customer-driven operational excellence, high quality customer service, cost efficient processes, and improved overall organizational performance.

The Wholesale Operations strategy calls primarily for increased net asset-backed energy sales supported by long-term contracts into the wholesale market, whereby the Company's aggregate net open forward electric sales position, including short term sales, forward sales and long-term contracts, is covered by its forecasted excess generation capacity.  Management actively monitors the net asset-backed sales by the use of stringent risk management policies.  The Company's future growth plans call for approximately 75% of its new generation portfolio to be committed through long-term contracts as required by the Global Electric Agreement.  Growth will be dependent on market development and on the Company's ability to generate funds for the Company's future expansion.  The Company will continue to operate in the wholesale market and seek reasonably priced asset additions.  Expansion of the Company's generating portfolio will depend on the Company's ability to acquire favorably priced assets at strategic locations and to secure long-term commitments for the purchase of power from the acquired plants.

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes.  Trends and contingencies of a material nature are discussed to the extent known.  Refer to "Disclosure Regarding Forward Looking Statements" and "Risk Factors" at the end of this Item 2.

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

Maintain Prudent Cost Controls.  Management continues to maintain cost control procedures and expects to implement similar control procedures at TNP once the acquisition is complete.  As a result of PNM's coal contract, the Company's fuels group has also been able to mitigate the Company's exposure to coal prices at the SJCC through December 2017, which the Company believes will help it improve or maintain gross margins if coal costs rise.

Continue to Improve Credit Strength and Reduce Cost of Capital.  A high priority and long term commitment is to maintain the Company's investment grade rating in any type of regulatory or commodity price scenario.  The Company believes TNP offers an opportunity to derive additional value through the stronger credit profile of the combined entity.  Since December 31, 2002, the Company has reduced its weighted average cost of long-term debt from 6.56% at December 31, 2002 to 4.77% at December 31, 2004.  In addition, as discussed below, the Company expects to reduce TNP's current financing costs by at least $40.0 million annually, on a pre-tax basis, through the refinancing of TNP's relatively high-cost capital.

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

ACQUISITIONS

Proposed Acquisition of TNP.  In July 2004, the Company announced the proposed $1.024 billion acquisition of TNP, including its principal subsidiaries, TNMP and First Choice Power.  The Company expects the proposed TNP acquisition to be accretive to its earnings and free cash flow in the first full year after closing, subject to certain assumptions as described below.

TNP is the privately owned holding company of TNMP and First Choice Power.  TNMP provides transmission and distribution services to retail electric providers in Texas' competitive electricity market, composed of approximately 207,000 retail customers in Texas and approximately 49,000 in New Mexico.  First Choice Power is one of the state's retail electric providers with approximately 58,000 retail customers in Texas.

The transaction is subject to customary closing conditions and regulatory approvals, including approvals by the NMPRC, the PUCT, the SEC under the PUHCA and the FERC.  No shareholder approval is required for the acquisition.  The Company believes at this time that all conditions precedent to closing, including final resolution of regulatory proceedings, can be satisfied so that closing can occur in the second quarter of 2005.  The Company will lead the integration efforts and implementation of the transition plan that will be executed upon receiving regulatory approvals.

The Company believes that the proposed TNP acquisition is consistent with its strategic plan of balancing stable and predictable revenue streams with prudent and measured growth opportunities.  Upon the consummation of the proposed TNP acquisition, the Company will serve approximately 1.2 million customers, with 727,000 electric customers and 471,000 gas customers.  Of the electric customers, approximately 159,000 will be "price-to-beat" customers in Texas and 58,000 will be retail customers in Texas.  The Company believes TNMP's utility operations will provide an additional stable source of revenue and cash flow.

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

The combined company is expected to have consolidated annual revenues of over $2.3 billion and would serve a number of growing communities, including Albuquerque, Santa Fe, and Alamogordo in New Mexico, as well as suburban areas around Dallas-Fort Worth, Houston, and Galveston in Texas.  Through First Choice Power, the Holding Company will also serve customers in communities throughout the ERCOT region.

Under the terms of the TNP stock purchase agreement TNP's common shareholders will receive approximately $189.0 million in consideration, subject to a purchase price adjustment at the acquisition closing, consisting of equal amounts of newly issued Holding Company common shares and cash.  The existing indebtedness and preferred securities at TNP are expected to be retired on or shortly following the closing. All debt at TNMP will remain outstanding.

Based on the number of common shares outstanding on a fully diluted basis and taking into account additional equity issuances, following the transaction, the Holding Company's shareholders would own 94% of the combined company's common equity, and TNP's shareholders would own 6%.

As discussed previously, the Holding Company issued common equity and equity linked securities in March 2005, completing all of the financing for the TNP acquisition.  As a result of discussions with the rating agencies pursuant to their ratings evaluation services, the Company believes that the acquisition financing will not result in any credit rating changes for the Holding Company or PNM.  Around the closing date of the acquisition, the Holding

Company plans to issue an additional $100.0 million of equity linked securities in a private-placement to Cascade and borrow $100.0 million on its revolving credit facility.  The Holding Company has entered into a $100.0 million notional floating-to-fixed interest rate swap that effectively locks the interest rate for the related revolving credit facility debt at 4.97% through November 2009.  See "Equity Unit Offering" and "Common Stock Offering" in the "Liquidity and Capital Resources" section below for additional details about financing arrangements related to the proposed TNP acquisition.

In September 2004, the Board adopted a resolution approving the terms of the Holding Company's agreement with Cascade, which calls for the Holding Company, upon the request of Cascade and subject to the receipt of any necessary approvals from the SEC, to propose to its shareholders at the 2005 annual meeting an amendment to the Holding Company's Restated Articles of Incorporation.  The amendment would enable the Holding Company to confer upon holders of preferred stock issued under the Agreement, voting as a single class with holders of common stock, the same number of votes to which the number of shares of common stock into which the preferred stock is convertible on all matters other than the election of directors of the Holding Company.  Under the amended terms, the aggregate amount of preferred stock outstanding with such voting rights would be convertible into no more than 12 million shares of common stock.  Shareholder approval is not a condition of the acquisition transaction.

On February 3, 2005, the Holding Company announced that it had reached a settlement agreement in Texas for its acquisition of TNP.  The settlement agreement is between the Holding Company and TNMP, the cities of Dickinson, Lewisville, La Marque, Ft. Stockton and Friendswood, Texas, the Legal and Enforcement Division of the PUCT, the Office of Public Utility Counsel, the Texas Industrial Energy Consumers and the Alliance for Retail Markets.  The settlement agreement outlines terms and conditions necessary for the PUCT to find the acquisition of TNP and its subsidiaries, TNMP and First Choice Power, to be in the public interest.  Among other issues, the settlement agreement calls for:

  A two-year electric rate freeze that includes a $13.0 million annual rate reduction in TNMP's retail delivery rates effective May 1, 2005,

  An authorized return on equity of 10.25% on an implied capital structure of 60% debt and 40% equity for certain reporting purposes,

  The use of a 60/40% debt/equity capital structure in TNMP's next base rate case if filed before January 1, 2009, and

  A $6.0 million synergy savings credit amortized over 24 months effective after the closing of the transaction.

On March 31, 2005, the PUCT approved an order finding the acquisition of TNP by the Holding Company to be in the public interest.

On February 28, 2005, the Holding Company announced that it reached a settlement agreement in New Mexico for its acquisition of TNP.  The Holding Company, TNMP, the NMPRC staff, the New Mexico State Attorney General's Office and the New Mexico Industrial Energy Consumers, signed the unopposed stipulation.  The stipulation must be approved by the NMPRC.  Among other issues, the stipulation:

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

  PNM's 471,000 gas customers will receive $4.3 million in rate credits over five years, or $860,000 annually, beginning at the close of the acquisition.

A hearing regarding the Holding Company's stipulation and the proposed acquisition of TNP was held April 11, 2005 before a NMPRC hearing examiner.  A decision from the NMPRC is pending.

On March 2, 2005, the FERC voted to approve the planned acquisition by the Holding Company of the securities of TNP.    The FERC reviewed the proposed transaction under the FERC's Merger Policy Statement, to determine whether it is consistent with the public interest by applying a three-part test.   Specifically, the FERC examined the effect of the proposed transaction on: (1) competition, (2) rates, and (3) regulation.  Based on its review, the FERC determined that the proposed transaction is consistent with the public interest.

On February 2, 2005, the Holding Company was notified that the proposed acquisition of TNP had received anti-trust clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 from the Federal Trade Commission.

The transaction may be terminated under certain circumstances described in the TNP stock purchase agreement, including the failure to close by December 31, 2005.

OVERALL OUTLOOK

Earnings growth in the first quarter of 2005 was primarily due to strong growth in the Company's electric and gas utility, and the positive effect of the gas rate increase, which went into full effect in April 2004.  Other factors that contributed to the increase in earnings during the first quarter of 2005 included lower purchased power contract prices, improved plant performance, and continued cost-control measures throughout the Company.

Wholesale margin increased $4.4 million, or 18.0%, in the first quarter of 2005 over the prior year quarter.  Increased market prices, plant availability and reductions in purchase power contract prices provided less expensive excess energy for sale in the wholesale market.

Electric margin decreased $1.2 million, or 1.3%, in 2005 from the prior year quarter.  An unusually warm January in 2005 coupled with increased generation costs offset a steady increase in jurisdiction load growth.

Gas margin increased $4.1 million, or 8.8%, over the prior year quarter primarily due to the residential cost-of-service rate increase.  This increase was partially offset by the relatively warmer weather in 2005.

The Company has previously utilized and reported, including on previously filed Forms 8-K, the historical heating degree-day values (HDD) and cooling degree-day values (CDD), which represent the accumulation in degrees that the daily mean temperature was below or above, respectively, 65 degrees Fahrenheit during a period of time, typically corresponding to a calendar month.  In order to provide a greater correlation between energy consumption and weather, the Company has recently decided to utilize and report HDD and CDD that have been weighted based on the Company's billing cycle days.  The HDD reported in the "Results of Operations" that follows have been so weighted.  The Company believes that this approach provides a better means of assessing the impact of weather on revenues.

 RESULTS OF OPERATIONS

Three Months Ended March 31, 2005
Compared to Three Months Ended March 31, 2004

Consolidated

The Company's net earnings for the three months ended March 31, 2005 were $30.5 million or $0.50 per diluted share of common stock, a 23.1% increase in net earnings compared to $24.8 million or $0.41 per diluted share of common stock in the three months ended March 31, 2004. The increase in earnings was driven primarily by strong wholesale electric market performance, load growth, and an increase in cost of service gas rates.

The following discussion is based on the methodology that the Company's management uses for making operating decisions and assessing performance of its various business activities.  As such, these segments report operating results with regard to the effect of accounting or regulatory changes, and similar one-time items not related to normal operations within the Corporate and Other segment.  See Note 2 - "Segment Information" in the Notes to Consolidated Financial Statements for additional information regarding these results and the consolidated financial statements.

In addition, adjustments related to EITF Issue 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not Held for Trading Purposes", are excluded.  This accounting pronouncement requires a net presentation of realized gains and losses for certain non-trading derivatives.  Management evaluates wholesale operations on a gross presentation basis due to its primarily net-asset-backed marketing strategy and the importance it places on the Company's ability to repurchase and remarket previously sold capacity.

Income taxes and non-operating items are discussed only on a consolidated basis and are in conformity with the presentation in the consolidated financial statements.

Utility Operations

Electric Retail

The table below sets forth the operating results for Electric.

Three Months Ended
March 31,
2005		2004	Variance
(In thousands)
Operating revenues:	$ 129,718	$ 130,036	$ (318)
Less: Cost of energy	53,251	51,637	1,614
Intersegment energy transfer	(14,123)	(13,413)	(710)
Gross margin	90,590	91,812	(1,222)
Energy production costs	28,193	29,521	(1,328)
Transmission and distribution O&M	4,598	5,202	(604)
Customer related expense	4,015	4,103	(88)
Administrative and general	1,789	65	1,724
Total non-fuel O&M	38,595	38,891	(296)
Corporate allocation	14,183	15,901	(1,718)
Depreciation and amortization	14,770	13,970	800
Taxes other than income taxes	4,743	4,826	(83)
Income taxes	4,425	4,353	72
Total non-fuel operating expenses	76,716	77,941	(1,225)
Operating income	$ 13,874	$ 13,871	$ 3

The following table shows electric revenues by customer class and average customers:

Electric Retail Revenues

	Three Months Ended
	March 31,
	2005	2004	Variance
	(In thousands except customers)
Residential	$ 54,014	$ 54,132	$ (118)
Commercial	56,166	56,751	(585)
Industrial	15,203	14,887	316
Other	4,335	4,266	69
	$ 129,718	$ 130,036	$ (318)

Average customers	413,825	403,245	10,580

The following table shows electric sales by customer class:

Electric Retail Sales

	Three Months Ended
	March 31,
	2005	2004	Variance
	(Megawatt hours)
Residential	654,093	655,484	(1,391)
Commercial	767,376	776,842	(9,466)
Industrial	315,816	310,675	5,141
Other	51,869	50,689	1,180
	1,789,154	1,793,690	(4,536)

Operating revenues decreased $0.3 million, or 0.2%, from the prior year quarter.  Retail electricity sales decreased 0.3%, to 1.789 million MWh in the first quarter of 2005 compared to 1.794 million MWh in the first quarter of 2004.  Warmer winter weather in the first quarter of 2005 compared to the first quarter of 2004 caused a $1.2 million decrease in revenues.  Heating Degree Days, (weighted based on the Company's billing cycle, see "Overall Outlook" above), for Albuquerque declined approximately 8.4% to 2,084 during the quarter ended March 31, 2005 compared to 2,274 during the quarter ended March 31, 2004.  In addition, a decrease of $1.3 million was attributable to the 2004 leap year, with 2005 including one less day of revenues.  Customer growth was 2.6% and weather-normalized retail electric load growth was 1.9% in the first quarter of 2005.  Average customer growth, when normalized for the impact of weather and the leap year, increased revenues by $2.2 million.

The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, decreased $1.2 million, or 1.3%, over the prior year quarter due to higher generation costs, driven primarily by increased fuel costs.

Total non-fuel O&M expenses decreased $0.3 million, or 0.8%, over the prior year quarter.  Energy production costs decreased $1.3 million, or 4.5%, due to lower plant maintenance costs in the first quarter of 2005 compared to the same period in 2004.  A planned outage at Four Corners in the first quarter of 2004 that did not occur in 2005 caused energy production costs to decrease $1.7 million.  This was partially offset by a planned outage at Reeves in the first quarter of 2005 that increased costs $1.0 million and by $0.4 million of costs incurred in anticipation of a 2005 outage at SJGS Unit 4.  On March 26, 2005, a circulating water pipe ruptured and forced SJGS Unit Four to be taken offline.  This unexpected three-week outage was combined with a planned minor overhaul of the same unit as the Company then accelerated the planned outage to minimize the economic impact of the shutdown.  SJGS Unit Four was back online on April 17, 2005.  The Company expects the SJGS Unit Four shutdown to reduce its second quarter electric retail pre-tax earnings by approximately $3.2 million and consolidated pre-tax earnings by $5.0 million, with the remainder of the impact in the wholesale segment.  However, the Company expects to have lower operating costs and recover the lost revenue in the fourth quarter of 2005 when the Unit Four planned outage would otherwise have occurred.

Transmission and distribution O&M expense decreased $0.6 million, or 11.6%, primarily due to lower meter-related expenses and labor costs in the first quarter of 2005.  Administrative and general expense increased $1.7 million from the prior year quarter primarily due to increased labor costs of $1.0 million, which were partially offset by the decrease in labor costs in transmission and distribution O&M, and by increased benefit costs.

Depreciation and amortization increased $0.8 million, or 5.7%, over the prior year quarter due to asset and software additions placed in service in December 2004.  The Company expects to see depreciation continue to increase in the future as a result of increased investment in new information technology platforms and other capital investment.

Gas

The table below sets forth the operating results for Gas.

	Three Months Ended
	March 31,
	2005	2004	Variance
	(In thousands)
Operating revenues:	$ 165,286	$ 175,874	$ (10,588)
Less: Cost of energy	114,435	129,148	(14,713)
Gross margin	50,851	46,726	4,125
Energy production costs	628	533	95
Transmission and distribution O&M	6,695	7,585	(890)
Customer related expense	4,275	4,136	139
Administrative and general	1,179	569	610
Total non-fuel O&M	12,777	12,823	(46)
Corporate allocation	9,369	9,598	(229)
Depreciation and amortization	5,576	4,729	847
Taxes other than income taxes	1,948	2,158	(210)
Income taxes	7,228	5,812	1,416
Total non-fuel operating expenses	36,898	35,120	1,778
Operating income	$ 13,953	$ 11,606	$ 2,347

The following table shows gas revenues by customer and average customers:

Gas Revenues

	Three Months Ended
	March 31,
	2005	2004	Variance
	(In thousands except customers)
Residential	$ 108,269	$ 115,738	$ (7,469)
Commercial	31,931	36,156	(4,225)
Industrial	643	668	(25)
Transportation*	3,988	4,304	(316)
Other	20,455	19,008	1,447
	$ 165,286	$ 175,874	$ (10,588)

Average customers	470,336	461,128	9,208

*  Customer owned gas.

The following table shows gas throughput by customer class:

Gas Throughput

	Three Months Ended
	March 31,
	2005	2004	Variance
	(Thousands of decatherms)
Residential	12,758	14,014	(1,256)
Commercial	4,309	4,818	(509)
Industrial	85	104	(19)
Transportation*	8,150	7,720	430
Other	2,791	3,058	(267)
	28,093	29,714	(1,621)

*Customer-owned gas

Operating revenues decreased $10.6 million, or 6.0%, over the prior year quarter.  Residential and commercial revenues decreased $7.5 million and $4.2 million, respectively and total gas sales volumes decreased 5.5%.  Management of gas cost billing rates through the PGAC decreased revenues $10.2 million.  Warmer winter weather in the first quarter of 2005 compared to the first quarter of 2004 caused a $9.5 million decrease in revenues.  As noted above in "Electric Retail", Heating Degree Days for Albuquerque declined approximately 8.4% in the first quarter of 2005 compared to the same period of 2004.  These decreases were offset somewhat by average customer growth of 2.0%, which increased gas revenues $0.7 million and by an increase of $6.7 million due to a cost of service rate increase granted by the NMPRC in January 2004.

The gross margin, or operating revenues minus cost of energy sold, increased $4.1 million, or 8.8%, over the prior year quarter.  This increase was due mainly to customer growth and the NMPRC-approved rate increase, partially offset by the impact of warmer weather in the first quarter of 2005 compared to the same period of 2004 described above.

Total non-fuel O&M expenses were largely unchanged over the prior year quarter.  Transmission and distribution O&M expense decreased $0.9 million, or 11.7%, primarily due to reduced labor costs.  This decrease was mostly offset by a $0.6 million increase in administrative and general expense, which was also primarily attributable to labor costs.

Depreciation and amortization increased $0.8 million, or 17.9%, over the prior year quarter primarily due to asset and software additions placed in service in December 2004.  The Company expects to see depreciation continue to increase in the future as a result of increased investment in new information technology platforms.

Transmission

The table below sets forth the operating results for Transmission.

Three Months Ended
March 31,
2005		2004	Variance
(In thousands)
Operating revenues:
External customers	$ 4,464	$ 4,414	$ 50
Intersegment revenues	7,877	7,896	(19)
Total revenues	12,341	12,310	31
Less: Cost of energy	2,029	1,356	673
Gross margin	10,312	10,954	(642)
Energy production costs	288	302	(14)
Transmission and distribution O&M	2,787	2,691	96
Customer related expense	6	7	(1)
Administrative and general	541	113	428
Total non-fuel O&M	3,622	3,113	509
Corporate allocation	1,275	1,400	(125)
Depreciation and amortization	2,788	2,708	80
Taxes other than income taxes	685	656	29
Income taxes	167	634	(467)
Total non-fuel operating expenses	8,537	8,511	26
Operating income	$ 1,775	$ 2,443	$ (668)

Transmission gross margin, or operating revenues minus cost of energy sold, decreased $0.6 million, or 5.9%, compared to the prior year quarter primarily due to additional costs for the EPE wheeling contract acquired for the transmission of Afton which occurred in April 2004.  Cost of energy represents purchased transmission to support transmission offerings.

Total non-fuel O&M expenses increased $0.5 million, or 16.4%, from the prior year quarter primarily due to increased administrative and general costs, which increased $0.4 million mainly due to increased labor costs.

In March 2005, PNM filed a notice with the FERC to increase its wholesale electric transmission revenues by $7.8 million annually.  If approved, the rate increase would apply to all of PNM's wholesale electric transmission service customers, which includes other utilities, electric co-operatives and entities that use PNM's transmission system to transmit power at the wholesale level.  The proposed rate increase would not impact PNM's retail customers.

Wholesale

The table below sets forth the operating results for Wholesale.

Three Months Ended
March 31,
2005		2004	Variance
(In thousands)

Operating revenues:	$ 132,004	$ 127,491	$ 4,513
Less: Cost of energy	89,312	89,866	(554)
Intersegment energy transfer	14,123	13,413	710
Gross margin	28,569	24,212	4,357
Energy production costs	6,955	7,198	(243)
Transmission and distribution O&M	8	13	(5)
Customer related expense	278	419	(141)
Administrative and general	1,694	1,563	131
Total non-fuel O&M	8,935	9,193	(258)
Corporate allocation	1,037	1,132	(95)
Depreciation and amortization	3,987	3,754	233
Taxes other than income taxes	916	923	(7)
Income taxes	3,831	2,302	1,529
Total non-fuel operating expenses	18,706	17,304	1,402
Operating income	$ 9,863	$ 6,908	$ 2,955

The following table shows revenues by customer class:

Wholesale Revenues

	Three Months Ended
	March 31,
	2005	2004	Variance
	(In thousands)
Long-term contracts*	$ 37,475	$ 36,582	$ 893
Forward sales*	30,579	22,643	7,936
Short-term sales	63,950	68,266	(4,316)
	$ 132,004	$ 127,491	$ 4,513

*Includes mark-to-market gains/(losses).

The following table shows sales by customer class:

Wholesale Sales

	Three Months Ended
	March 31,
	2005	2004	Variance
	(Megawatt hours)
Long-term contracts	725,403	714,421	10,982
Forward sales	765,760	623,160	142,600
Short-term sales	1,359,263	1,643,685	(284,422)
	2,850,426	2,981,266	(130,840)

Operating revenues increased $4.5 million, or 3.5%, over the prior year quarter.  This increase in wholesale electric sales primarily reflects higher wholesale prices.  Average wholesale sales prices increased 13.8% over the prior year quarter.  Long-term contracts revenues increased $0.9 million, or 2.4%, over 2004 due primarily to steady load growth and higher index prices as higher volumes and prices were only partially offset by a slight increase of gas-fired assets in the quarter.  Forward sales increased $7.9 million, or 35.0%, compared to the first quarter of 2004, due to increased volumes caused by strong forward sales prices.  Short-term sales decreased $4.3 million due to lower volumes as the Company shifted sales from short-term to forward sales.  The Company sold wholesale (bulk) power of 2.850 million MWh of electricity for the three months ended March 31, 2005 compared to 2.981 million MWh for the same period in 2004, a decrease of 4.4%.

The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, increased $4.4 million, or 18.0%, over the prior year quarter.  Increased plant availability and reductions in purchase power contract prices increased the availability of less expensive excess energy for sale in the wholesale market.  While short-term sales decreased, short-term sales margin increased $3.7 million due to this increase in low-cost, excess energy.  Long-term sales margin increased $0.1 million due to higher volumes and prices, which were slightly offset by, increased use of gas-fired generation in the first quarter of 2005.  Forward contracts margin increased $0.6 million, as forward contracts also benefited from higher prices and volumes.  The Company had an unfavorable change in the unrealized mark-to-market position of $0.5 million ($0.9 million loss in 2005 versus $0.4 million loss in 2004).

Total non-fuel O&M decreased $0.3 million, or 2.8%, from the prior year quarter.  Energy production costs decreased $0.2 million due to a 2004 planned outage at Four Corners that did not recur in 2005.  Depreciation and amortization expenses increased $0.2 million due to the addition of new technology platforms that were placed in service in December 2004.  The Company expects to see depreciation increase in the future as a result of this increased investment in new technology platforms.  Additionally, the Company expects the SJGS Unit Four shutdown to reduce its second quarter electric retail pre-tax earnings by approximately $1.8 million.  However, the Company expects to have lower operating costs and recover the lost revenue in the fourth quarter of 2005 when the Unit Four planned outage would have occurred.

Consolidated

Other Income and Deductions

Other income increased by $1.4 million or 12.3% due to favorable investment performance in the Company's cash management program.  Other deductions decreased $0.3 million due to lower short-term interest costs.

 Income Taxes

The Company's consolidated income tax expense was $17.3 million for the three months ended March 31, 2005, compared to $14.3 million for the three months ended March 31, 2004.   The increase was due to the impact of higher pre-tax earnings.  The Company's effective income tax rates for the three months ended March 31, 2005 and 2004 were 36.05% and 36.47%, respectively.

 CRITICAL ACCOUNTING POLICIES

As of March 31, 2005, there have been no significant changes with regard to the critical accounting policies disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.  The policies disclosed included the accounting for:  revenue recognition; regulatory assets and liabilities; asset impairment; pension plan; self-insurance; contingent liabilities and environmental issues.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, the Company had cash and short-term investments of $328.8 million compared to $17.2 million in cash and short-term investments at December 31, 2004.

Cash provided by operating activities for the three months ended March 31, 2005 was $81.1 million compared to $64.2 million for the three months ended March 31, 2004.  This increase in cash flows was due primarily to increased revenues from steady load growth and the gas rate increase.  Changes in working capital, including greater efficiency in the management of accounts receivables including the PGAC further increased cash from operations, and were partially offset by a decrease in accounts payable due to higher gas costs in the fourth quarter of 2004.

Cash used for investing activities was $20.9 million for the first three months of 2005 compared to $23.4 million for the first three months of 2004.  Utility plant additions, including nuclear fuel, were relatively constant for the comparable periods.

Cash generated by financing activities was $251.4 million for the first three months of 2005 compared to cash used for financing activities of $51.0 million for the first three months of 2004.  Cash generated from financing activities in 2005 was due to the issuance of the Equity Units for $239.8 million and the issuance of common stock for $101.2 million, partially offset by repayments of short-term debt.  Financing activities in 2004 consisted primarily of short-term debt repayments.

Capital Requirements

Total capital requirements include construction expenditures as well as other major capital requirements and cash dividend requirements for both common and preferred stock.  The main focus of the Company's current construction program is upgrading generation resources, upgrading and expanding the electric and gas transmission and distribution systems and purchasing nuclear fuel.  Projections for total capital requirements for 2005 are $241.0 million with projections for construction expenditures for 2005 constituting $216.0 million of that total.  Total capital requirements are projected to be $971.0 million and construction expenditures are projected to be $819.0 million for 2005-2009.  These estimates are under continuing review and subject to on-going adjustment.  This projection includes $49.0 million for the acquisition and construction of Luna announced on November 12, 2004 and $49.0 million for PNM's estimated share of capital costs for new pollution control technology at SJGS.   See "Citizen Suit Under the Clean Air Act" in Note 7, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements for further details regarding the pollution control technology at SJGS.  This projection excludes any other generation fleet expansion capital and also excludes any capital requirements that may be required after closing of the proposed TNP acquisition (see "Acquisitions" above).  The Company continues to look for appropriately priced generation acquisition and expansion opportunities to support retail electric load growth, the continued expansion of its long-term contract business and to supplement its natural transmission position in the Southwest and West.

During the three months ended March 31, 2005, the Company utilized cash generated from operations and cash on hand, as well as its liquidity arrangements, to cover its capital requirements and construction expenditures.  The Company anticipates that internal cash generation and current debt capacity will be sufficient to meet all of its capital requirements and construction expenditures for the years 2005 through 2009.  To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements.

Liquidity

As of April 29, 2005, the Holding Company had $415.0 million of liquidity arrangements.  The liquidity arrangements consist of $400.0 million from an unsecured revolving credit facility, referred to as the Holding Company Facility for purposes of this discussion, and $15.0 million in local lines of credit.  As of April 29, 2005, there were no amounts borrowed against the Holding Company Facility or the local lines of credit.

The Holding Company is currently in the process of establishing a commercial paper program under which it may issue up to $400.0 million in commercial paper for up to 270 days.  The commercial paper will be unsecured and the proceeds will be used for short-term cash management needs.  The Holding Company Facility will serve as a backstop for the outstanding commercial paper.

As of April 29, 2005, PNM had $393.5 million of liquidity arrangements.  The liquidity arrangements consist of $300.0 million from an unsecured revolving credit facility, referred to as the PNM Facility for purposes of this discussion, $70.0 million from an AR Securitization program and $23.5 million in local lines of credit.  As of April 29, 2005, there were no amounts borrowed against the PNM Facility, the AR Securitization, or the local lines of credit.  At April 29, 2005, PNM also had a $20.0 million borrowing arrangement with the Holding Company, which is not included in the $393.5 million of liquidity arrangements noted above.  As of April 29, 2005 there were no amounts outstanding under this arrangement.

PNM has a commercial paper program under which PNM may issue up to $300.0 million in commercial paper for up to 365 days.  The commercial paper is unsecured and the proceeds are used for short-term cash management needs.  The PNM Facility serves as a backstop for the outstanding commercial paper.  As of April 29, 2005, PNM had $9.6 million in commercial paper outstanding under this program.

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

The Holding Company's credit outlook was considered stable by Moody's and S&P as of the date of this report.  The Company is committed to maintaining or improving its investment grade ratings.  In March 2005, S&P and Moody's rated the Holding Company's senior notes issued as part of its equity unit sales (see "Financing Activities" below) "BBB-" and "Baa3", respectively.  In April 2005, S&P assigned its "A-2" corporate credit and short-term debt ratings to the Holding Company's planned commercial paper program discussed above.

PNM's credit outlook was considered stable by Moody's and S&P as of the date of this report.  Maintaining or improving its investment grade ratings continues to be an important goal of the Company's.  As of March 31, 2005, S&P rated PNM's business position as six, its senior unsecured notes as "BBB" with a stable outlook and its preferred stock as "BB+".  As of March 31, 2005, Moody's rated PNM's senior unsecured notes as "Baa2" and its preferred stock as "Ba1".  In April 2004, S&P assigned its "A-2" corporate credit and short-term debt ratings to PNM's rated commercial paper program.  In April 2004, Moody's assigned its "P-2" corporate credit and short-term debt ratings to PNM's rated commercial paper program.

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

It is currently anticipated that the Holding Company's Board will maintain the current dividend policy of paying out 50% to 60% of consolidated earnings until its next annual evaluation of dividend policy.  The Holding Company's dividend has increased, on average, more than 4.8% over the last three years, with the current annual common stock dividend at $0.74 per share.  The Holding Company's Board generally considers the Company's dividend policy on an annual basis; however the Company plans to reexamine its dividend payout percentage after the close of the proposed TNP acquisition.

See "Acquisitions" above for additional information related to financing and credit ratings impacts from the proposed acquisition of TNP.

Commitments and Contractual Obligations

 The Company enters into contracts that require payment of cash over specified periods, based on specified minimum quantities and prices.  For an in-depth discussion of the Company's commitments and contractual obligations, see "Commitments and Contractual Obligations" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-K for the year ended December 31, 2004.   See Note 11 - "Proposed TNP Acquisition" in the Notes to Consolidated Financial Statements for a description of the Holding Company's agreement to acquire TNP and related financing matters.

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

The committed Holding Company Facility contains a "ratings trigger," for pricing purposes only.  If the Holding Company is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost, respectively.  The Holding Company Facility contains a material adverse change provision, which, if triggered, could prevent the Holding Company from drawing on its unused capacity under the Holding Company Facility except for drawing to repay any outstanding commercial paper.  In addition, the Holding Company Facility contains a contingent requirement that requires the Holding Company to maintain a debt-to-capital ratio, inclusive of off-balance sheet debt, of less than 65% as well as maintenance of an earnings before interest, taxes, depreciation and amortization to interest ratio of 2.75 times.  If the Holding Company's debt-to-capital ratio, inclusive of off-balance sheet debt, were to exceed 65% or its interest coverage ratio falls below 2.75, it could be required to repay all borrowings under the Holding Company Facility, be prevented from drawing on the unused capacity under the Holding Company Facility, and be required to provide security for all outstanding letters of credit issued under the Holding Company Facility.

The committed PNM Facility contains a "ratings trigger," for pricing purposes only.  If PNM is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost, respectively.  The PNM Facility contains a material adverse charge provision, which, if triggered, could prevent PNM from drawing on its unused capacity under the PNM Facility.  The material adverse charge provision does allow drawing to repay outstanding commercial paper.  In addition, the PNM Facility contains a contingent provision that requires PNM to maintain a debt-to-capital ratio, inclusive of off-balance sheet debt, of less than 65% as well as maintenance of an earnings before interest, taxes, depreciation and amortization to interest ratio of 3.0 times.  If PNM's debt-to-capital ratio, inclusive of off-balance sheet debt, were to exceed 65% or its interest coverage ratio falls below 3.0, PNM could be required to repay all borrowings under the PNM Facility, be prevented from drawing on the unused capacity under the PNM Facility, and be required to provide security for all outstanding letters of credit issued under the PNM Facility.

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

 Financing Activities

The Holding Company has two universal shelf registration statements filed with the SEC for the issuance of debt securities and equity securities, preferred stock, purchase contracts, purchase contract units and warrants.  As of March 31, 2005, the Holding Company had approximately $400.9 million of remaining unissued securities under these registration statements.  In addition, as of March 31, 2005, PNM had approximately $200.0 million of remaining unissued securities registered under its previously filed shelf registration statement.

Effective January 1, 2005, the Holding Company entered into a $50.0 million loan agreement with PNMR Services Company, a wholly-owned subsidiary.  In addition, the Holding Company made a $5.0 million equity contribution to PNMR Services Company in January 2005.  These steps were taken to provide PNMR Services Company with liquidity for its operations.

The Holding Company has entered into three fixed to floating interest rate swaps with an aggregate notional principal amount of $150.0 million.  Under these swaps, the Holding Company receives a 4.40% fixed interest payment on the notional principal amount on a semi-annual basis and pays a floating rate equal to the six month LIBOR plus approximately 58.15 basis points (0.5815%) on the notional amount through September 15, 2008.  The initial floating rate was approximately 1.91% and will be reset every six months.  The floating rate was reset on March 15, 2005, to approximately 3.84%.  The swap is accounted for as a fair-value hedge with a fair-market value (liability position) of approximately $3.1 million as of March 31, 2005.

Common Stock Offering

On March 30, 2005, the Holding Company issued 3,910,000 common stock shares of common stock at $26.76 per share.  The Company received net proceeds from this offering, after deducting underwriting discounts and commissions and estimated expenses, of approximately

 $101.0 million.  The Company plans to use the net proceeds to retire high cost TNP debt and preferred stock (see Note 11 - "Proposed TNP Acquisition"), to complete the construction of Luna, a partially constructed, combined-cycle power plant near Deming, New Mexico and for other general Company purposes.  Pending the acquisition and construction activities, the Company invested the net proceeds in investment grade, interest-bearing securities.  At March 31, 2005, these net proceeds and the proceeds from the "Equity Unit Offering" discussed below, are included in "Cash and cash equivalents" on the Consolidated Balance Sheet of the Holding Company.

 Equity Unit Offering

In March 2005, the Company completed a public offering of 4,945,000 6.75% equity units ("Equity Units"), yielding net proceeds after fees of $239.6 million.  The Company plans to use the net proceeds to retire high cost TNP debt and preferred stock in connection with the proposed TNP acquisition, to complete the construction of Luna and for other general corporate purposes.  Pending the acquisition and construction activities, the Company invested the net proceeds in investment grade, interest-bearing securities.

Each Equity Unit consists of a purchase contract and a 5.0% individual beneficial ownership interest in one of the Company's senior notes with a stated amount of $1,000, which corresponds to a $50 stated amount of the Company's senior notes.  The ownership interest in the senior notes is initially pledged to secure the Corporate Unit holder's obligation to purchase Company common stock under the related purchase contract.  The senior notes are scheduled to mature in May 2010 (subject to the remarketing described below) and bear interest at a rate of 4.8% per year.  The purchase contracts entitle their holders to contract adjustment payments of 1.95% per year on the stated amount of $50.

Each purchase contract obligates the holder to purchase, and the Company to sell, at a purchase price of $50 in cash, shares of the Company's common stock on or before May 16, 2008 (the "Purchase Contract Settlement Date").  Generally, the number of shares each holder of the Equity Units is obligated to purchase depends on the average closing price per share of Company's common stock over a 20-day trading period ending on the third trading day immediately preceding the Purchase Contract Settlement Date subject to anti-dilution adjustments.  If the average closing price for the 20-day trading period is equal to or greater than approximately $32.65 per share, the settlement rate will be 1.5315 shares of common stock.  If the average closing price for the trading period is less than approximately $32.65 per share but greater than $26.76 per share, the settlement rate is equal $50 divided by the average closing price of the Company's common stock for the trading period.  If the average closing for the trading period price is less than or equal to $26.76 per share, the settlement rate will be 1.8685 shares of common stock.  The holders of Equity Units have the option to settle their obligations under the purchase contracts at any time on or prior to the seventh business day immediately preceding the Purchase Contract Settlement Date.  Prior to the Purchase Contract Settlement Date, the senior notes will be remarketed.  If the remarketing is successful, the interest rate on the senior notes may change to a rate selected by the remarketing agent, and the maturity of the senior notes may be extended to a date selected by the Company, but no later than May 2038.  If the remarketing of the senior notes is not successful, the maturity and interest rate of the senior notes will not change and holders of the Equity Units will have the option of putting their senior notes to the Company to satisfy their obligations under the purchase contracts.

The purchase contracts are forward transactions in the Company's common stock. Upon issuance, a liability for the present value of the purchase contract adjustment payments of $13.9 million was recorded as a reduction to stockholders' equity, with an offsetting increase to other long-term liabilities and current liabilities.  Subsequent contract adjustment payments will reduce this liability.  Upon settlement of each purchase contract, the Company will receive the stated amount of $50 on the purchase contract and will issue the requisite number of shares of common stock, which the Company has reserved.  The stated amount received will be recorded as an increase to stockholders' equity.

Before the issuance of common stock upon settlement of the purchase contracts, the Equity Units will be reflected in diluted earnings per share calculations using the treasury stock method as defined by SFAS 128.  Under this method, the number of shares of common stock used in calculating diluted earnings per share (based on the settlement formula applied at the end of the reporting period) is deemed to be increased by the excess, if any, of the number of shares that would be issued upon settlement of the purchase contracts less the number of shares that could be purchased by the Company in the market at the average market price during the period using the proceeds to be received upon settlement.  Therefore, dilution will occur for periods when the average market price of the Company's common stock for the reporting period is above approximately $32.65, and will potentially occur when the average price of the Company's common stock for the 20-day trading period preceding the end of the reporting period is lower than the average price of the Company's common stock for the full reporting period.  There was no dilution in the quarter ended March 31, 2005.

Depending on its future business strategy, capital needs and market conditions, the Company could enter into additional long-term financings for the purpose of strengthening its balance sheet, funding growth and reducing its cost of capital. The Company continues to evaluate its investment and debt retirement options to optimize its financing strategy and earnings potential.  No additional first mortgage bonds may be issued under PNM's mortgage.  The amount of senior unsecured notes that may be issued is not limited by the senior unsecured notes indenture.  However, debt-to-capital requirements in certain of PNM's financial instruments and regulatory agreements would ultimately limit the amount of additional debt PNM would issue.

Capital Structure

The Company's capitalization, including current maturities of long-term debt, at March 31, 2005 and December 31, 2004 is shown below:

	March 31,	December 31,
	2005	2004

Common Equity	49.2%	52.4%
Preferred Stock	0.5%	0.6%
Long‑term Debt	50.3%	47.0%
Total Capitalization*	100.0%	100.0%

*     Total capitalization does not include as debt the present value of PNM's operating lease obligations for PVNGS Units 1 and 2, EIP and the Delta operating lease, which was approximately $174.8 million as of March 31, 2005 and $176.0 million as of December 31, 2004.

The change in the Company's capitalization is due to the issuance of common stock and Equity Units.  Had these issuances been made at December 31, 2004, common equity would have been approximately 49.1%, preferred stock approximately 0.5%, and long-term debt approximately 50.4%.

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

The RMC's responsibilities specifically include:  establishment of a general policy regarding risk exposure levels and activities in each of the business segments; authority to approve the types of instruments traded; authority to establish a general policy regarding counterparty exposure and limits; authorization and delegation of transaction limits; review and approval of controls and procedures; review and approval of models and assumptions used to calculate mark-to-market and risk exposure; authority to approve and open brokerage and counterparty accounts; review of hedging and risk activities; and quarterly reporting to the Finance Committee and the Holding Company Board on these activities.

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

The Company's Wholesale Operations, including long-term contracts, forward sales and short-term sales, are managed primarily through a net asset-backed marketing strategy, whereby PNM's aggregate net open forward contract position is covered by its forecasted excess generation capabilities.  PNM is exposed to market risk if its generation capabilities were disrupted or if its retail load requirements were greater than anticipated.  If PNM were required to cover all or a portion of its net open contract position, it would have to meet its commitments through market purchases.

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

The following table shows the net fair value of mark-to-market energy contracts included in the balance sheet:

	March 31,	December 31,
	2005	2004
	(In thousands)
Mark-to-Market Energy Contracts:
Current asset	$ 10,194	$ 6,890
Long-term asset	4,291	316
Total mark-to-market assets	14,485	7,206
Current liability	(8,079)	(5,007)
Long-term liability	(3,410)	(126)
Total mark-to-market liabilities	(11,489)	(5,133)

Net fair value of mark-to-market energy contracts	$ 2,996	$ 2,073

The mark-to-market energy transactions represent net assets at March 31, 2005 and December 31, 2004 after netting all applicable open purchase and sale contracts.

The market prices used to value PNM's mark-to-market energy transactions are based on index prices and broker quotations.  Generally, market data to value these transactions is available for the next 18-month period only; the remaining time period, referred to as the illiquid period, is valued using internally developed pricing data.  As a result, the Company records liquidity reserves on these contracts for market gains and losses in the illiquid period, effectively limiting the mark-to-market valuation to a rolling 18-month period.  The Company regularly assesses the validity and availability of pricing data for the illiquid period of its derivative transactions and adjusts its liquidity reserves, accordingly.

The following table provides detail of changes in the Company's mark-to-market energy transactions' net asset or liability balance sheet position from one period to the next:

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Sources of Fair Value Gain/(Loss)
Fair value at beginning of year	$ 2,073	$ 433

Amount realized on contracts delivered
during period	67	411
Changes in fair value	856	1,349

Net fair value at end of period	$ 2,996	$ 2,193

Net change recorded as mark-to-market	$ 923	$ 1,760

The following table provides the maturity of the net assets/(liabilities) of the Company, giving an indication of when these mark-to-market amounts will settle and generate/(use) cash.  The following values were determined using broker quotes:

Fair Value at March 31, 2005

Maturities
Less than
1 year	1-3 Years	4+ Years	Total
	(In thousands)

$2,084	$485	$427	$2,996

As of March 31, 2005, a decrease in market pricing of PNM's mark-to-market energy transactions by 10% would have resulted in a decrease in net earnings of less than 1%.  Conversely, an increase in market pricing of these transactions by 10% would have resulted in an increase in net earnings of less than 1%.

The Company measures the market risk of these long-term contracts and wholesale activities using a VAR calculation to maintain the Company's total exposure within management-prescribed limits.  The Company's VAR calculation reports the possible market loss for the respective transactions.  This calculation is based on the transaction's fair market value on the reporting date.  Accordingly, the VAR calculation is not a measure of the potential accounting mark-to-market loss.  In 2005, the Company adopted the Monte Carlo simulation model of VAR.  The Monte Carlo model utilizes a random generated simulation based on historical volatility to generate portfolio values.  The Company continues to utilize the two-tailed confidence level at 99%.  VAR models are relatively sophisticated.  The quantitative risk information, however, is limited by the parameters established in creating the model.  The instruments being evaluated may trigger a potential loss in excess of calculated amounts if changes in commodity prices exceed the confidence level of the model used.  The VAR methodology employs the following critical parameters:  volatility estimates, market values of open positions, appropriate market-oriented holding periods and seasonally adjusted correlation estimates.  The Company's VAR calculation considers the Company's forward position for the next eighteen months.  The Company uses a holding period of three days as the estimate of the length of time that will be needed to liquidate the positions.  The volatility and the correlation estimates measure the impact of adverse price movements both at an individual position level as well as at the total portfolio level.  The two-tailed confidence level established is 99%.  For example, if VAR is calculated at $10.0 million, it is estimated at a 99% confidence level that if prices move against PNM's positions, the Company's pre-tax gain or loss in liquidating the portfolio would not exceed $10.0 million in the three days that it would take to liquidate the portfolio.

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

In 2005, the Company revised its methodologies for calculating VAR in order to improve its ability to measure and manage risk.  As a result, the Company also revised its VAR limits to be consistent with the new methodologies.  As previously discussed, the Company adopted the Monte Carlo statistical simulation approach.  In addition, the Company redefined the types of transactions on which it measures VAR.  The total VAR is now based solely on its merchant activities and excludes all effects from the retail operations and the joint dispatch model employed by the Company.  The total VAR limit established is $18.0 million.  For the three months ended March 31, 2005, the average total VAR amount was $10.1 million, with high and low VAR amounts for the period of $13.5 million and $4.0 million, respectively.  The total VAR amount at March 31, 2005 was $12.3 million.  In addition, the Company defined a sub-set of the total VAR that captures all transactions that are not directly asset related and have economic risk.  The VAR limit established for these transactions is $5.0 million.  For the three months ended March 31, 2005, the average VAR amount for these transactions was $0.3 million, with high and low VAR amounts for the period of $0.7 million and $0.2 million, respectively.  The VAR amount for these transactions at March 31, 2005 was $0.4 million.

In 2004, the Company utilized the variance/covariance model of VAR, which is a probabilistic model that measures the risk of loss to earnings in market sensitive instruments.  The variance/covariance model relies on statistical relationships to analyze how changes in different markets can affect a portfolio of instruments with different characteristics and market exposure.  For the three months ended March 31, 2004 the Company's average total VAR amount as reported was $11.8 million, with high and low VAR amounts for the period of $16.7 million and $9.5 million, respectively.  The total VAR amount at March 31, 2004 was $16.7 million.  In the prior year the Company also measured VAR for a subset of transactions that were marked-to-market in accordance with SFAS 133.  The VAR limit established for these transactions was $2.0 million.  For the three months ended March 31, 2004, the average VAR amount for these transactions was $0.1 million, with high and low VAR amounts for the period of $0.2 million and $0, respectively.  The total VAR amount at March 31, 2004 was $0.1 million.  Because of the nature of the Monte Carlo simulation method now utilized by the Company, reporting of the 2004 VAR amounts using the Company's new approach is neither practical nor representational of the Company's management of risk in 2004.

Credit Risk

PNM is exposed to credit losses in the event of non-performance or non-payment by counterparties.  The Company uses a credit management process to assess and monitor the financial conditions of counterparties.  Credit exposure is also regularly monitored by the RMC.  The Company provides for losses due to market and credit risk.  PNM's credit risk with its largest counterparty as of March 31, 2005 and December 31, 2004 was $39.3 million and $26.2 million, respectively.

The following table provides information related to PNM's credit exposure as of March 31, 2005.  The Company does not hold any credit collateral as of March 31, 2005.  The table further delineates that exposure by the credit worthiness (credit rating) of the counterparties and provides guidance as to the concentration of credit risk to individual counterparties PNM may have.  Also provided is an indication of the maturity of a company's credit risk by credit ratings of the counterparties.

Schedule of Wholesale Operations Credit Risk Exposure
March 31, 2005

			Net
	(b)	Number	Exposure
	Net	of	of
	Credit	Counter	Counter-
	Risk	-parties	parties
Rating (a)	Exposure	>10%	>10%
	(Dollars in thousands)

Investment grade	$84,252	2	$51,996
Non-investment grade	1,427	-	-
Internal ratings
Investment grade	67	-	-
Non-investment grade	3,622	-	-
Total	$89,368		$51,996

(a)      Rating - Included in "Investment Grade" are counterparties with a minimum S&P rating of BBB- or Moody's rating of Baa3.  If the counterparty has provided a guarantee by a higher rated entity (e.g., its parent), determination is based on the rating of its guarantor.  The category "Internal Ratings - Investment Grade" includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company's credit policy.

(b)     The Net Credit Risk Exposure is the net credit exposure to PNM from its Wholesale Operations.  This includes long-term contracts, forward sales and short-term sales. The exposure captures the net amounts due to PNM from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses (pursuant to contract terms).  Exposures are offset according to legally enforceable netting arrangements and reduced by credit collateral.  Credit collateral includes cash deposits, letters of credit and performance bonds received from counterparties.  Amounts are presented before those reserves that are determined on a portfolio basis.

Maturity of Credit Risk Exposure
As of March 31, 2005

			Total
	Less than		Net
Rating	2 Years	2-5 Years	Exposure
		(In thousands)

Investment grade	$84,052	$200	$84,252
Non-investment grade	1,427	-	1,427
Internal ratings
Investment grade	67	-	67
Non-investment grade	3,622	-	3,622
Total	$89,168	$200	$89,368

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

In order to protect its natural gas customers from the risk of rising prices during the 2005-2006 heating season, in total, PNM plans to expend approximately $7.2 million in 2005 to purchase gas options that essentially cap the amount the Company would pay for each volume of gas subject to the options during the winter heating season.  PNM expects to recover its option premiums as a component of the PGAC during the months of October 2005 through February 2006.

Interest Rate Risk

PNM has long-term debt which subjects it to the risk of loss associated with movements in market interest rates.  The majority of the Company's long-term debt is fixed-rate debt, and therefore, does not expose the Company's earnings to a major risk of loss due to adverse changes in market interest rates.  However, the fair value of all long-term debt instruments would increase by approximately 4.85%, or $50.2 million, if interest rates were to decline by 50 basis points from their levels at March 31, 2005.  As of March 31, 2005, the fair value of PNM's long-term debt was $1.04 billion as compared to a book-value of $987.1 million.  In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if PNM were to re-acquire all or a portion of its debt instruments in the open market prior to their maturity.

During the three months ended March 31, 2005, the Company contributed cash of approximately $1.5 million to other post retirement benefits for plan year 2005.  The securities held by the trusts had an estimated fair value of $596.9 million as of March 31, 2005, of which approximately 28% were fixed-rate debt securities that subject the Company to risk of loss of fair value with movements in market interest rates.  If rates were to increase by 50 basis points from their levels at March 31, 2005, the decrease in the fair value of the securities would be 2.8% or $4.7 million.  PNM does not currently recover or return through rates any losses or gains on these securities.  The Company, therefore, is at risk for shortfalls in its funding of its obligations due to investment losses.  The Company does not believe that long-term market returns over the period of funding will be less than required for the Company to meet its obligations.  However, this belief is based on assumptions about future returns that are inherently uncertain.

Equity Market Risk

PNM contributes to trusts established to fund its share of the decommissioning costs of PVNGS and pension and other postretirement benefits.  The trusts hold certain equity securities as of March 31, 2005.  These equity securities also expose the Company to losses in fair value.  Approximately 60% of the securities held by the various trusts were equity securities as of March 31, 2005.   Similar to the debt securities held for funding decommissioning and certain pension and other postretirement costs, PNM does not recover or earn a return through rates on any losses or gains on these equity securities.

The Company has a cash management structure that includes a preferred stock dividend capture strategy and various absolute return strategies that have the objective of achieving returns higher than that associated with cash management plans and with bond like volatility.  The Company's initial investment in the enhanced cash management program was $10.0 million and an additional $2.0 million was invested in February 2005.  As of March 31, 2005 and December 31, 2004, the balance in this investment, including profits and interest, was $13.1 million and $10.6 million, respectively.

OTHER ISSUES FACING THE COMPANY

See Note 7 - "Commitments and Contingencies", in the Notes to Consolidated Financial Statements.

NEW ACCOUNTING STANDARDS

There have been no new accounting standards that materially affected the Company this period.  See Note 12 - "New Accounting Standards", in the Notes to Consolidated Financial Statements.  See Note 1 - "Summary of the Business and Significant Accounting Policies - Stock Based Compensation", in the Notes to Consolidated Financial Statements for discussion of SFAS No. 123 (revised 2004), "Share Based Payment".

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

Because actual results may differ materially from those expressed or implied by these forward-looking statements, the Company cautions readers not to place undue reliance on these statements.  The Company's business, financial condition, cash flow and operating results are influenced by many factors, which are often beyond the Company's control, that can cause actual results to differ from those expressed or implied by the forward-looking statements.  These factors include:

  The potential unavailability of cash at TNPE,

  Risks and uncertainties relating to the receipt of SEC and NMPRC approvals for the proposed acquisition of TNP,

  The risk that the businesses will not be integrated successfully,

  The risk that the benefits of the TNP transaction will not be fully realized or will take longer to realize than expected,

  Disruption from the TNP transaction making it more difficult to maintain relationships with customers, employees, suppliers or other third parties,

  Changing conditions in the financial markets relevant to the proposed TNP acquisition,

  Fluctuations in interest rates,

  Weather,

  Water supply,

  Changes in fuel costs,

  Availability of fuel supplies,

  The effectiveness of risk management and commodity risk transactions,

  Seasonality and other changes in supply and demand in the market for electric power,

  Variability of wholesale power prices,

  Volatility in market liquidity,

  Changes in the competitive environment in the electric and natural gas industries,

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

See also "Quantitative and Qualitative Disclosure About Market Risk" above for information about the risks associated with the Company's use of derivative financial instruments.

SECURITIES ACT DISCLAIMER

Certain securities to be issued in connection with the TNP acquisition transaction and commercial paper described in this report have not been registered under the Securities Act of 1933, as amended, or any state securities laws and may not be reoffered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. This report does not constitute an offer to sell or the solicitation of an offer to buy any securities.

RISK FACTORS

The Company's business and financial results are subject to a number of risks and uncertainties, including those set forth below and under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

The Company may not be able to complete its acquisition of TNP.  If the Company does not complete the acquisition, dilution to its earnings per share may result.

In July 2004, the Company announced its proposed $1.024 billion acquisition of TNP.  Although the Company has received anti-trust clearance under the Hart-Scott-Rodino Antitrust Improvements Act and PUCT and FERC approval, the proposed TNP acquisition remains subject to approvals of the NMPRC and the SEC, and other customary closing conditions.

In March 2005, the FERC voted to approve the planned acquisition by the Holding Company of the securities of TNP.   The FERC reviewed the proposed transaction under the FERC's Merger Policy Statement, to determine whether it is consistent with the public interest by applying a three-part test.   Specifically, the FERC examined the effect of the proposed transaction on: (1) competition, (2) rates, and (3) regulation.  Based on its review, the FERC determined that the proposed transaction is consistent with the public interest.

Although the Company expects to complete the transaction in the second quarter of 2005, the Company cannot be certain that all of the required approvals will be obtained, or that it will have raised sufficient additional capital or that the other closing conditions will be satisfied, within that time frame, if at all, or without terms and conditions that may have a material adverse effect on its operations.  If the Company is unable to complete the proposed TNP acquisition, any issuance of common stock in anticipation of the acquisition will result in dilution to the Company's earnings per share unless the Company is able to avoid or mitigate such dilution.

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

  delays or difficulties in completing the integration of acquired companies or assets higher than expected costs or a need to allocate resources to manage unexpected operating difficulties diversion of the attention and resources of its management reliance on inaccurate assumptions in evaluating the expected benefits of a given acquisition inability to retain key employees or key customers of acquired companies assumption of liabilities unrecognized in the due diligence process

With respect to the proposed TNP acquisition, the Company cannot assure that it will be able to successfully integrate TNP with the Company's current businesses.  The integration of TNP with the Company's other businesses will present significant challenges and, as a result, the Company may not be able to operate the combined company as effectively as expected.  Also, even if PNM manages to realize greater than anticipated benefits from the integration of TNP into its business, as a regulated entity, PNM may be required by its regulators to return these benefits to its ratepayers.  In connection with the Texas and New Mexico settlements relating to the proposed TNP acquisition, for example, the Company agreed to provide ratepayers in Texas and New Mexico with rate credits over various periods of time resulting from anticipated synergy savings from the acquisition.  The Company may also fail to achieve the anticipated benefits of the acquisition as quickly or as cost-effectively as anticipated or may not be able to achieve those benefits at all.

While the Company expects that this acquisition will be accretive to earnings and cash flow in the first full year of operation after the transaction is completed, this expectation is based on important assumptions, including assumptions related to interest rates, market prices for power, its ability to achieve operational benefits from operating the companies as a unified operation and the percentage of TNP's customers that the Company will be able to retain, which may ultimately be incorrect.  In addition, the agreement the Company has entered into with the PUCT staff and others relating to the proposed TNP acquisition includes a two-year electric rate freeze and a $13.0 million annual rate reduction in TNMP's retail delivery rates effective May 1, 2005, which could adversely affect profitability if costs at TNMP are not controlled.  Additionally, the agreement entered into with the NMPRC staff and others provides TNMP's New Mexico electric customers with a three-phase 15% rate reduction to begin January 2006 and end December 2010.  As a result, if the Company is unable to integrate its businesses with TNP effectively or achieve the benefits anticipated, the Company's business, financial position, results of operations and liquidity may be materially adversely affected.

The Company is subject to complex government regulation, which may have a negative impact on its business, financial position and results of operations.

The Company is subject to comprehensive regulation by several federal, state and local regulatory agencies, which significantly influences the Company's operating environment and may affect the Company's ability to recover costs from utility customers. In particular, the NMPRC, the SEC, the FERC, the NRC, the EPA, and the NMED regulate many aspects of its utility operations, including siting and construction of facilities, conditions of service, the issuance of securities, and the rates that the Company can charge customers. The Company is required to have numerous permits, approvals and certificates from these agencies to operate its business. The rates that the Company's principal subsidiary, PNM, is allowed to charge for its retail services are the single most important item influencing the Company's business, financial position, results of operations and liquidity.  As discussed below, PNM is subject to a rate freeze providing for no changes in retail electric rates through December 31, 2007, subject to limited exceptions.

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

PNM's retail electric rate reduction and retail electric rate freeze could adversely affect its profit margin if it does not control costs.

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

PNM does not have the benefit of a fuel adjustment clause for its retail electric operations that would allow it to recover increased fuel and purchased power costs from customers.  In addition, as part of the New Mexico settlement relating to the proposed TNP acquisition, TNMP's current fuel and purchased power adjustment clauses will be eliminated no later than March 31, 2006.  Therefore, to the extent that PNM has not hedged its fuel and power costs, it is exposed to changes in fuel and power prices to the extent fuel for its electric generating facilities and power must be purchased on the open market in order for it to serve its retail electric customers.  PNM anticipates being able to reduce base fuel costs as a result of its revised coal contract relating to the new underground mine serving SJGS.  However, if the anticipated base fuel cost savings do not occur because of problems at the new mine or if PNM cannot control other operating expenses, the retail electric rate freeze may decrease PNM's profit margin.  The retail electric rate freeze will also affect PNM's ability to earn a return or recover from its customers costs associated with investments in generation, transmission and distribution facilities since it will not be able to increase retail electric rates to recover those costs until at least after the end of the rate freeze.  For example, in connection with the electric retail rate freeze stipulation, PNM agreed to invest $60.0 million per year through 2007 in gas and electric utility infrastructure, increasing to $64.0 million per year after PNM and TNMP are integrated.  If future recovery of these costs ceases to be probable, PNM would be required to record a charge to earnings in the period for the portion of the costs that were determined not to be recoverable.  The electric retail rate freeze stipulation does, however, allow PNM to seek a general rate adjustment for certain changes in environmental or tax laws.

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

The FERC is conducting industry-wide proceedings and investigations related to the alleged dysfunctions of the organized California market and the Pacific Northwest market during 2000 and 2001.  In September 2002, an ALJ conducted hearings regarding sales into the California wholesale electric market by PNM and others in 2000 and 2001.  The ALJ then issued "Proposed Findings on California Refund Liability" in December 2002, determining that the Cal ISO had, for the most part, correctly calculated the amounts of potential refunds owed by sellers.  In March 2003, the FERC issued an order substantially adopting the ALJ's findings, but requiring a change to the formula used to calculate refunds, which would have the effect of increasing PNM's refund liability.  In September 2004, the Ninth Circuit issued its decision in one of the lead appellate cases addressing the FERC's refund order.  The Ninth Circuit upheld the FERC's authority to establish the market-based rate framework under the Federal Power Act, but held that the FERC violated its administrative discretion by declining to investigate whether it should order refunds from sellers who failed to provide transaction-specific reports to the FERC as required by its rules.  The Ninth Circuit determined that the FERC has the authority to order refunds for these transactions if it elects to do so and remanded the case to the FERC for further proceedings, including a determination as to whether additional refunds are appropriate.  PNM participated with other competitive sellers requesting rehearing en banc by the Ninth Circuit, which is still pending.  Additional appeals are still pending before the Ninth Circuit, including CPUC vs FERC, a case addressing the scope of market transactions subject to refund.  PNM has participated in this appeal as one of the members of the competitive sellers group.  The Company cannot predict the ultimate outcome of any FERC proceeding that may result from these appeals, or whether PNM will be ultimately directed to make any additional future refunds as the result of the decision; however, the Company has recorded a reserve for this contingency.

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

In June 2004, PNM received notice that PNM has been included in a list of 56 defendants that have been sued by the City of Tacoma Department of Public Utilities in federal district court in the State of Washington.  PNM has been listed in a class of defendants referred to as the "Trading Defendants", who allegedly engaged in buying, selling and marketing power in California and other locations in the Western United States.  The complaint alleges the Trading Defendants acted in concert among themselves and with "Non-Defendant Trading Co-Conspirators" that were engaged in conduct that amounted to "market manipulations", which the complaint defines as a pattern of activities that had the purpose and effect of creating the impression that the demand for power was higher, the supply of power was lower, or both, than was in fact the case.  The complaint identified specific conduct that allegedly amounted to "market manipulations", including the submission of false information and misrepresentation regarding load schedules, bids, power supply, transmission congestion, source and destination of energy, the supply and provision of energy and ancillary services.  The complaint alleged the activities of the Trading Defendants, along with "Generator Defendants", who are defined as generators who generated power for sale into California and other Western markets, and the co-conspirators, resulted in substantially increased prices for energy in the Pacific Northwest spot market in excess of what otherwise would have been the price absent such unlawful acts, in violation of antitrust laws.  The complaint asserted damages in excess of $175.0 million from the multiple defendants.  As a result, PNM joined a motion to dismiss the City of Tacoma Department of Public Utilities complaint given Ninth Circuit precedent.  In a decision issued in February 2005, the district court judge in the case granted defendants' motion to dismiss.  As a result, the antitrust lawsuit against PNM filed by the City of Tacoma Department of Public Utilities was dismissed.  In March 2005, the City of Tacoma Department of Public Utilities filed an appeal in the Ninth Circuit contesting the district court's decision to dismiss the complaint.  PNM will participate in the appeal in support of the dismissal.  The Company cannot predict the outcome of this appeal, or whether the Company will be required to make any refunds or pay damages as a result of this litigation.

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

The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities. In the event of non-compliance, the NRC has the authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved.  In addition, if a serious nuclear incident were to occur at PVNGS, it could materially and adversely affect the Company's business, financial position, results of operations and liquidity. A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear unit.  Each PVNGS lease describes certain events, including "Events of Loss" or "Deemed Loss Events", the occurrence of which could require PNM to, among other things, (i) pay the lessor and the equity investor, in return for the investor's interest in PVNGS, cash in the amount provided in the lease and (ii) assume debt obligations relating to the PVNGS lease. The "Events of Loss" generally relate to casualties, accidents and other events at PVNGS, which would severely, adversely affect the ability of the operating agent, APS, to operate, and the ability of PNM to earn a return on its interests in, PVNGS.  The "Deemed Loss Events" consist mostly of legal and regulatory changes (such as changes in law making the sale and leaseback transactions illegal, or changes in law making the lessors liable for nuclear decommissioning obligations). The Company believes that the probability of such "Events of Loss" or "Deemed Loss Events" occurring is remote for the following reasons: (i) to a large extent, prevention of "Events of Loss" and some "Deemed Loss Events" is within the control of the PVNGS participants, including the Company, and the PVNGS operating agent, through the general PVNGS operational and safety oversight process and (ii) with respect to other "Deemed Loss Events," which would involve a significant change in current law and policy, the Company is unaware of any pending proposals or proposals being considered for introduction in Congress, or in any state legislative or regulatory body that, if adopted, would cause any of those events.

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

 The Company's revenues are affected by the demand for electricity and natural gas.  That demand can vary greatly based upon:

  weather conditions, seasonality and temperature extremes,

  fluctuations in economic activity and growth in the Company's service area and the Western region of the United States, and the extent of additional energy available from current or new competitors.

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

Drought conditions in New Mexico generally, and especially in the Four Corners region, in which the San Juan Generating Station and the Four Corners Generating Station are located, may affect the water supply for the Company's generating plants.  If adequate precipitation is not received in the watershed that supplies the Four Corners areas, the Company may have to decrease generation at these plants, which would reduce the Company's ability to sell excess power on the wholesale market and reduce its revenues.  As such, if the drought conditions continue or regulators or legislators take action to limit the Company's supply of water, the Company's business may be adversely impacted.  Although the Company has been able to maintain adequate access to water in the past, the Company cannot be certain that it will be able to do so in the future.

An inability to raise capital could limit the Company's ability to execute its growth strategy and finance its capital requirements, which could adversely affect the Company's business, financial position, results of operations and liquidity.

The Company relies on access to both short-term money markets and longer-term capital markets as a source of liquidity for any capital requirements not satisfied by the cash flow from our operations, which could include capital requirements for energy infrastructure investments and funding new projects. If the Company is not able to access capital at competitive rates or at all, the Company's ability to implement its growth strategy and its ability to finance capital requirements, if needed, will be limited.  Market disruptions or any downgrade of the Company's credit rating may increase its cost of borrowing or adversely affect the Company's ability to raise capital through the issuance of securities or other borrowing arrangements, which could have a material adverse effect on its business, financial position, results of operations and liquidity.  These disruptions could include:

  an economic downturn,

  changes in capital markets conditions generally,

  the bankruptcy of an unrelated energy company,

  increased market prices for electricity and gas,

  terrorist attacks or threatened attacks on Company facilities or those of unrelated energy companies, and deterioration in the overall health of the utility industry.

A significant reduction in the Company's credit ratings could materially and adversely affect its business, financial position, results of operations and liquidity.

The Company cannot be sure that any of its current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency.  Any downgrade:

  could increase the Company's borrowing costs, which would diminish its financial results,

  could require the Company to pay a higher interest rate in future financings and the potential pool of investors and funding sources could decrease,

  could increase borrowing costs under certain of the Company's existing credit facilities,

  could also require the Company to provide additional support in the form of letters of credit or cash or other collateral to various counterparties,

  could limit access to the commercial paper market, and

  below investment grade credit ratings would also require approvals from the NMPRC for new wholesale plant projects and for continuing to participate in wholesale plant projects of more than a certain dollar value and under certain conditions.

The ratings from rating agencies reflect only the views of such rating agencies and are not recommendations to buy, sell or hold our securities.  Each rating should be evaluated independently of any other rating.  Any downgrade or withdrawal of the Company's current ratings may have an adverse effect on the market price of its outstanding debt.

Costs of environmental compliance, liabilities and litigation could exceed the Company's estimates which could adversely affect the Company's business, financial position, results of operations and liquidity.

Compliance with federal, state and local environmental laws and regulations may result in increased capital, operating and other costs, including remediation and containment expenses and monitoring obligations.  The Company cannot predict how it would be affected if existing environmental laws and regulations were revised, or if new environmental laws and regulations seeking to protect the environment were adopted, but any such changes could increase the Company's financing requirements or otherwise adversely affect the Company's business, financial position, results of operations and liquidity.  Revised or additional laws and regulations could also result in additional operating restrictions on the Company's facilities or increased compliance costs which may not be fully recoverable in our rates, thereby reducing the Company's net income.  For example, any future changes in the interpretation of the Clean Air Act's new source review provisions could potentially increase the Company's operating and maintenance costs substantially.  Similarly, in March 2005, the EPA adopted the Clear Air Act Mercury Rule, which is intended to reduce mercury emissions from coal-fired generation plants.   The Company cannot be certain how this rule will affect it.

In addition, the Company may be designated as a responsible party for environmental clean-up at a site identified by a regulatory body.  The Company cannot predict with certainty the amount and timing of all future expenditures related to environmental matters because of the difficulty of estimating clean-up and compliance costs, and the possibility that changes will be made to the current environmental laws and regulations. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all potentially responsible parties.  Failure to comply with environmental laws and regulations, even if caused by factors beyond the Company's control, may result in the assessment of civil or criminal penalties and fines against the Company.  For example, in October 2003, the TCEQ requested information from PNM concerning any involvement that PNM had with SESCO, a former electrical equipment repair and sales company located in San Angelo, Texas.  PNM was informed that the TCEQ and the EPA claim to have identified contamination of the soil and groundwater at the site.  TCEQ is conducting a site investigation of a SESCO facility pursuant to the Texas Solid Waste Act, and the SESCO site has been referred to the Superfund Site Discovery and Assessment Program.  The primary concern appears to be polychlorinated biphenyls in soil and groundwater on and adjacent to the site.  The TCEQ is conducting the site investigation to determine what remediation activities are required at the SESCO site and to identify potentially responsible parties.  In February  2005, PNM agreed to participate in the potentially responsible party committee.  PNM will voluntarily participate with the others in the investigation and may participate in any required remediation at the SESCO facility.  PNM is still investigating its role in the matter, and is unable to predict the outcome at this time.

 The Company's business, results of operations and financial position may be adversely affected if the Company does not successfully compete for wholesale customers and generation plant acquisition opportunities.  The Company's wholesale plants will be exposed to price risk to the extent they must compete for the sale of energy and capacity.

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

  the Company is are able to acquire additional generation to compete in the wholesale market,

  new opportunities are created for the Company to expand its wholesale load, and current wholesale customers elect to purchase from other suppliers after existing contracts expire.

 The Company's long-term contracts to supply power expire from 2006 through 2020.  The Company's ability to renew these contracts at terms comparable to those currently in place is dependent upon prevailing market conditions at the time of negotiations.  Currently, the Company has a long-term firm commitment contract with TNP of 114 MW that expires in 2006.  The contract is priced above current market prices.  If the TNP acquisition is completed, the Company expects to provide the power supply needs of TNP.  However, if the TNP acquisition is not completed, the Company expects to lose the revenue from this above-market contract unless rising short-term and forward markets allow it to mitigate the revenue loss.

To the extent electric capacity generated by the Company's wholesale plants is not under contract to be sold or committed to serving its retail electric load, either now or in the future, the Company's business, results of operations and financial position will generally depend on the prices that can be obtained for energy and capacity in New Mexico and adjacent markets.  Among the factors that would influence these prices, all of which are beyond the Company's control to a significant degree, are those described in the next risk factor.

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

Among the factors that could affect market prices for electricity and fuel are:

  prevailing market prices for coal, oil, natural gas and other fuels used in the Company's generation plants, including associated transportation costs, and supplies of such commodities,

  changes in the regulatory framework for the commodities markets that the Company relies on for purchased power and fuel,

  liquidity in the general wholesale electricity market,

  the actions of external parties; such as the FERC or independent system operators, that may impose price limitations and other mechanisms to address some of the volatility in the western energy markets, weather conditions impacting demand for electricity or availability of hydroelectric power or fuel supplies,

  the rate of growth in electricity as a result of population changes, regional economic conditions and the implementation of conservation programs,

  union and labor relations,

  natural disasters, wars, embargoes and other catastrophic events, and changes in federal and state energy and environmental laws and regulations.

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

In addition, although the Company routinely enters into contracts to offset its positions (i.e. to hedge its exposure to the risks of demand, market effects of weather and changes in commodity prices), the Company does not always hedge the entire exposure of its operations from commodity price volatility.  Furthermore, the Company's ability to hedge its exposure to commodity price volatility depends on liquid commodity markets.  To the extent the commodity markets are illiquid, the Company may not be able to execute its risk management strategies, which could result in greater open positions than the Company would prefer at a given time.  To the extent that open positions exist, fluctuating commodity prices can improve or diminish the Company's business, financial position, results of operations and liquidity.

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

The Company has three turbines, which are currently in storage, with a combined carrying value of approximately $79.7 million.  The Company believes that it will be able to place two of the turbines in service and recover the costs of these two turbines in rates.  The Company analyzed the remaining turbine for impairment and concluded no impairment existed based on the Company's plans for its use.  The carrying amount of this turbine at March 31, 2005 was $16.6 million.  The Company expects to begin construction utilizing this turbine over the next several years.  If the Company were unable to realize these plans, the Company would be forced to recognize a loss with respect to the carrying value of the turbine depending on prevailing market conditions.  The Company will continue to analyze the turbine for impairment in accordance with SFAS 144.

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

 Provisions of the Company's organizational documents, as well as several other statutory and regulatory factors, will limit another party's ability to acquire the Company and could deprive the Company's shareholders of the opportunity to gain a takeover premium for shares of the Company's common stock.

The Company's restated articles of incorporation and by-laws include a number of provisions that may have the effect of discouraging persons from acquiring large blocks of the Company's common stock or delaying or preventing a change in control of the Company. The material provisions that may have such an effect include:

  authorization for the Company's Board to issue the Company's preferred stock in series and to fix rights and preferences of the series (including, among other things, whether, and to what extent, the shares of any series will have voting rights, subject to certain limitations, and the extent of the preferences of the shares of any series with respect to dividends and other matters), provisions classifying the Company's Board into three classes, with the directors being elected for staggered terms,

  advance notice procedures with respect to any proposal other than those adopted or recommended by the Company's Board, and provisions specifying that only a majority of the Board, the chairman of the Board, the president or holders of not less than one-tenth of all of the Holding Company's shares entitled to vote may call a special meeting of stockholders.

Under the New Mexico Public Utility Act, approval of the NMPRC is required for certain transactions that may result in our change in control or exercise of control. Certain acquisitions by any person of our outstanding voting securities would also require approval of the SEC under PUHCA.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See "Quantitative and Qualitative Disclosure About Market Risk" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  Based on an evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this report conducted by the Company's management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process, and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting for the Company's quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

See Note 7 -  "Commitments and Contingencies", in the Notes to Consolidated Financial Statements for information related to the following matters, incorporated in this item by reference.

  Navajo Nation Environmental Issues

  Citizen Suit Under the Clean Air Act

  Excess Emissions Reports

  Santa Fe Generating Station

  Natural Gas Royalties Qui Tam Litigation

  Asbestos Cases

  SESCO Matter

  Legal Proceedings discussed under the caption "Western United States Wholesale Power Market"

  Wholesale Power Marketing Antitrust Suit

  Tax Refund Litigation

ITEM 5.  OTHER EVENTS

DIRECTOR AND OFFICER COMPENSATION

As reported in the Company's 2005 Proxy Statement, the existing Director Retainer Plan will expire on July 1, 2005.  If approved by shareholders, the Director Retainer Plan will be replaced by the Amended and Restated Omnibus Performance Equity Plan ("PEP") which will permit non-employee directors to be eligible for awards under the PEP. Upon shareholder approval, director compensation will include the following stock options and restricted stock units issued under the PEP.  The following terms were approved by the Board in its February 2005 meeting. A summary sheet containing the terms is filed as Exhibit 10.138 to this Quarterly Report on Form 10-Q.  If the PEP is not approved by shareholders, the Directors would be not be able to receive the equity portion of the retainer as proposed for 2005 and, consequently, would need to consider an alternative retainer structure.  The Directors have not yet considered an alternative retainer if the PEP is not approved by shareholders.  Directors are also reimbursed for any Board-related expenses.

Annual Retainer:	$35,000, 1,050 stock options* and 1,050 restricted stock rights*
Annual Committee Chair Fee:	$ 4,000 (in addition to meeting attendance fees)

Attendance Fees:	$ 0 per Board meeting $ 1,250 per Board Committee meeting

*The options and restricted stock rights will vest in three equal annual installments beginning on the first anniversary of the grant.  The exercise price of the stock option is equal to the fair market value of the common stock on the date of grant.  Fair market value is determined by the closing price of the New York Stock Exchange on the date of the grant.

The Company's executive officers, including the Chief Executive Officer and the other named executive officers, participate in a short-term  "at risk" cash compensation plan, as reported in the Company's 2005 Proxy Statement.  The 2004 Officer Incentive Plan was filed with the Company's 2003 Form 10-K.  Performance targets are established for three levels of achievement:  Threshold, Stretch and Optimal.  The plan is designed to pay twenty percent (20%) of the award opportunity on performance targets tied to individual performance goals, company-wide customer satisfaction, cost control, and operations efficiency, and eighty percent (80%) of the award opportunity on the achievement of corporate earnings per share ("EPS") targets.  In its February 2005 meeting, the Human Resources and Compensation Committee (the "Committee") approved the 2005 Officer Incentive Plan without material change to the provisions of the previously filed 2004 Officer Incentive Plan and set the EPS target for 2005.  The 2005 Officer Incentive Plan is filed as Exhibit 10.30 to this Quarterly Report on Form 10-Q.  The Committee also made changes in base salaries for the executive officers for 2005.  The changes were consistent with the description of how base salaries are set in the Committee's report in the 2005 Proxy Statement.

COMPANY WEBSITE

The Company's internet address is http://www.pnmresources.com.  (This is a new internet address that became effective April 26, 2005.)  The contents of this website address are not a part of this Form 10-Q.  The Company's filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, are accessible free of charge at http://www.pnmresources.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC, and, upon request, are available in print from the Company free of charge.  Additionally, the Company's Corporate Governance Principles, code of ethics (Do the Right Thing-Principles of Business Conduct) and charters of the Company's Audit and Ethics Committee, Governance and Public Policy Committee, Human Resources and Compensation Committee and Finance Committee are available on the Company's website at http://www.pnmresources.com/ge/index and such information is available in print, without charge, to any shareholder who requests it.  On the pnm.com website, a click on any portion of the "Investing" or "Governance" sections will automatically inform the user of the new website and provide a direct link to pnmresources.com.

ITEM 6.  EXHIBITS

3.2.1	Bylaws of PNM with all Amendments to and including May 31, 2002 (incorporated by reference from exhibit 3.1.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.30**	2005 Officer Incentive Plan.

10.134	Stipulation dated February 28, 2005 in NMPRC Case No. 04-00315-UT regarding the application of PNM Resources and TNMP for approval of the TNP acquisition.

10.135	Consent Decree entered into by PNM on March 9, 2005 relating to the citizen suit under the Clean Air Act and the excess emissions report matter for SJGS.

10.136

Distribution, Assignment and Assumption Agreement dated February 24, 2005 among PNMR Development and Management Corporation, Luna Power, LLC, Tuscon Electric Power Company ("TEP") and Phelps Dodge Energy Services, LLC ("Phelps").

10.137	Engineering, Procurement and Construction Agreement dated February 24, 2005 dated February 24, 2005 among Fluor Enterprises, Inc., TEP and Phelps.

10.138	Changes in Director Compensation.

12.1	Ratio of Earnings to Fixed Charges.

12.2	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

15.1	Independent Registered Public Accounting Firm Awareness Letter for PNM Resources, Inc. and Subsidiaries..

15.2	Independent Registered Public Accounting Firm Awareness Letter for Public Service Company of New Mexico.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** designates a management contract or compensation plan or arrangement required to be identified pursuant to paragraph 3 of Item 15(a) of Form 10-K.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PNM RESOURCES, INC. AND PUBLIC SERVICE COMPANY OF NEW MEXICO
(Registrants)

Date: May 3, 2005	/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Corporate Controller
(Officer duly authorized to sign this report)