Form 10-K
period 2005-12-31
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2006-03-14
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

Commission File Number	Registrants, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.
001-32462	PNM Resources, Inc. (A New Mexico Corporation) Alvarado Square Albuquerque, New Mexico 87158 (505) 241-2700	85-0468296

001-06986	Public Service Company of New Mexico (A New Mexico Corporation) Alvarado Square Albuquerque, New Mexico 87158 (505) 241-2700	85-0019030

002-97230	Texas-New Mexico Power Company (A Texas Corporation) 4100 International Plaza, P.O. Box 2943 Fort Worth, Texas 76113 (817) 731-0099	75-0204070

Securities Registered Pursuant To Section 12(b) Of The Act:

Name of Each Exchange
Registrant	Title of Each Class	on Which Registered
PNM Resources, Inc.	Common Stock, no par value	New York Stock Exchange
PNM Resources, Inc.	6.75% Equity Units, $50 stated value	New York Stock Exchange

Securities Registered Pursuant To Section 12(g) Of The Act:

Registrant	Title of Each Class
Public Service Company of New Mexico	1965 Series, 4.58% Cumulative Preferred Stock
($100 stated value without sinking fund)

Indicate by check mark whether each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

PNM Resources, Inc. (“PNMR”)	YES	✓	NO
Public Service Company of New Mexico (“PNM”)	YES		NO	✓
Texas-New Mexico Power Company (“TNMP”)	YES		NO	✓

Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

PNMR	YES		NO	✓
PNM	YES		NO	✓
TNMP	YES	✓	NO

Indicate by check mark whether PNMR and PNM (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. YES ✓ NO

Indicate by check mark whether TNMP (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES     NO ✓

(NOTE: As a voluntary filer, not subject to the filing requirements, TNMP filed all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether PNMR is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ✓	Accelerated filer __	Non-accelerated filer __

Indicate by check mark whether PNM and TNMP are large accelerated filers, accelerated filers, or non-accelerated filers (as defined in Rule 12b-2 of the Act).

Large accelerated filer __	Accelerated filer __	Non-accelerated filer ✓

Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act). YES     NO  ✓

As of February 28, 2006, 68,786,286 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of Common Stock of PNM outstanding as of February 28, 2006 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of Common Stock of TNMP outstanding as of February 28, 2006 was 9,615 all held indirectly by PNMR (and none held by non-affiliates).

On June 30, 2005 the aggregate market value of the voting stock held by non-affiliates of PNMR as computed by reference to the New York Stock Exchange composite transaction closing price of $28.81 per share reported by The Wall Street Journal, was $1,980,440,339.

PNM AND TNMP MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I) (1) (a) AND (b) OF FORM 10-K AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (I) (2).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into Part III of this report:

Proxy Statement to be filed by PNMR with the SEC pursuant to Regulation 14A relating to the annual meeting of stockholders of PNMR to be held on May 16, 2006.

This Form 10-K represents separate filings by PNMR, PNM and TNMP. Information herein relating to an individual registrant is filed by that registrant on its own behalf. PNM makes no representations as to the information relating to PNMR and its subsidiaries other than PNM. TNMP makes no representations as to the information relating to PNMR and its subsidiaries other than TNMP. When this Form 10-K is incorporated by reference into any filing with the SEC made by PNM or TNMP, the portions of this Form 10-K that relate to PNMR and its subsidiaries other than PNM or TNMP, respectively, are not incorporated by reference therein.

On June 6, 2005, PNMR completed its acquisition of TNP Enterprises, Inc. and Subsidiaries. See Note 2 in the Notes to Consolidated Financial Statements under Part II, Item 8. “Financial Statements and Supplementary Data,” of this report for further information. Commencing with the Form 10-Q for the quarter ended June 30, 2005, TNMP was included in the filing of PNMR and PNM.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

v

GLOSSARY

Afton	Afton Generating Station
ALJ	Administrative Law Judge
Altura	Altura Power L.P.
APB	Accounting Principles Board
APS	Arizona Public Service Company
ARO	Asset Retirement Obligation
Avistar	Avistar, Inc.
BLM	U.S. Department of the Interior Bureau of Land Management
BNCC	BHP Navajo Coal Company
Board	Board of Directors
BTU	British Thermal Unit
Cal PX	California Power Exchange
Cal ISO	California Independent System Operator
CCN	Certificate of Public Convenience and Necessity
Company	PNM Resources, Inc. and Subsidiaries
Congress	United States Congress
Constellation	Constellation Energy Commodities Group, Inc.
Decatherm	1,000,000 BTUs
Delta	Delta-Person Limited Partnership
DOJ	United States Department of Justice
Duke	Duke Energy Corporation
EaR	Earnings at Risk
EIP	Eastern Interconnection Project
EITF	Emerging Issues Task Force
EPE	El Paso Electric Company
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
Farmington	City of Farmington, New Mexico
FCPSP	First Choice Power Special Purpose, L.P.
FERC	Federal Energy Regulatory Commission
First Choice	First Choice Power, L. P. and Subsidiaries
FIP	Federal Implementation Plan
Four Corners	Four Corners Power Plant
FPL	FPL Energy New Mexico Wind, LLC
GAAP	Generally Accepted Accounting Principles in the United
States of America
GCT	Grand Canyon Trust
Global Electric Agreement	Signed by PNMR and other parties in 2003; provides for a five-year rate path for New Mexico jurisdictional customers that began in September 2003
Great Southwestern	Great Southwestern Construction, Inc.
IBLA	Interior Board of Land Appeals
IRS	United States Internal Revenue Service
ISO	Independent System Operator
LIBOR	London Interbank Offered Rate
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MMBTUs	Million British Thermal Units
Moody's	Moody’s Investor Services, Inc.

MW	Megawatt
MWh	Megawatt Hour
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, the
Navajo Nation Safe Drinking Water Act, and the Navajo
Nation Pesticide Act
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NMED	New Mexico Environment Department
NMPRC	New Mexico Public Regulation Commission
NNHPD	Navajo Nation Historic Preservation Department
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
OASIS	Open Access Same Time Information System
OATT	Open Access Transmission Tariff
O&M	Operations and Maintenance
PGAC	Purchased Gas Adjustment Clause
PG&E	Pacific Gas and Electric Co.
PNM	Public Service Company of New Mexico and Subsidiary
PNMR	PNM Resources, Inc. and Subsidiaries
PPA	Power Purchase Agreement
PRG	Power Resource Group, Inc.
PSA	Power Supply Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PUHCA	The Public Utility Holding Company Act
PURPA	Public Utility Regulatory Policy Act of 1978
PVNGS	Palo Verde Nuclear Generating Station
Reeves	Reeves Generating Station
REP	Retail Electricity Provider
Restructuring Act	New Mexico Electric Utility Industry Restructuring Act of 1999,
as amended
RMC	Risk Management Committee
RMRR	Routine Maintenance, Repair or Replacement
RTO	Regional Transmission Organization
SCE	Southern California Edison Company
SCPPA	Southern California Public Power Authority
SDG&E	San Diego Gas and Electric Company
SEC	United States Securities and Exchange Commission
Sempra	Sempra Energy
Senate Bill 7	Legislation that established retail competition in Texas
SESCO	San Angelo Electric Service Company
SFAS	Statement of Financial Accounting Standards
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SO2	Sulfur Dioxide
S&P	Standard and Poors Ratings Services
SPS	Southwestern Public Service Company
SW Acquisition	SW Acquisition, L.P.
TCEQ	Texas Commission on Environmental Quality
TECA	Texas Electric Choice Act (also known as Senate Bill 7)
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNP	TNP Enterprises, Inc. and Subsidiaries
Throughput	Volumes of gas delivered, whether or not owned by the Company
Tri-State	Tri-State Generation and Transmission Association, Inc.
Tucson	Tucson Electric Power Company

Twin Oaks	Assets of Twin Oaks Power, LP and Twin Oaks Power III, LP
UAMPS	Utah Associated Municipal Power Systems
USBR	United States Bureau of Reclamation
USFS	United States Forest Service
VaR	Value at Risk
Wood River	Wood River Partners, L.P.
WSPP	Western Systems Power Pool

PART I

ITEM 1. BUSINESS

THE COMPANY

PNMR was incorporated in the State of New Mexico in 2000. The Company’s three primary subsidiaries are PNM, TNMP and First Choice. PNM was incorporated in the State of New Mexico in 1917. Upon the completion in 2001 of a one-for-one share exchange between PNM and PNMR, PNMR became the parent company of PNM. Prior to the share exchange, PNMR had existed as a subsidiary of PNM. The new parent company began trading on the New York Stock Exchange under the same PNM symbol beginning in December 2001.

On June 6, 2005, PNMR completed the acquisition of TNP. Prior to the consummation of the acquisition, TNP was a privately owned holding company based in Fort Worth, Texas. TNP’s principal subsidiaries are TNMP and First Choice. TNMP’s predecessor was organized in the State of Texas in 1925 and First Choice was organized in the State of Texas in 2000. See Note 2 in the Notes to Consolidated Financial Statements for details about the acquisition of TNP.

These filings for PNMR, PNM and TNMP include disclosures for PNMR, PNM and TNMP. For discussion purposes, this report will use the term “Company” when discussing matters of common applicability to PNMR, PNM and TNMP. Discussions regarding only PNMR, PNM or TNMP will be clearly indicated as such.

In December 2004, PNMR became a registered holding company under PUHCA. As a result of the requirement to register as a holding company, PNMR created PNMR Services Company, a wholly owned services company, which began operation in January 2005. PNMR’s status as a registered holding company did not change the utility operations of the Company. Effective with the acquisition of TNP on June 6, 2005, all TNMP employees who were providing corporate support to TNP and First Choice became employees of PNMR Services Company. Energy legislation enacted in August 2005 resulted in the repeal of PUHCA effective February 2006. PNMR is in the process of evaluating the effects of that repeal, along with the other provisions of the legislation.

PNMR is an investor-owned holding company of energy and energy-related businesses. PNM is an integrated public utility with regulated and unregulated operations primarily engaged in (i) the generation, transmission and distribution of electricity, (ii) transmission, distribution and sale of natural gas within New Mexico, and (iii) unregulated operations primarily focused on the sale and marketing of electricity in the western United States. TNMP is a regulated utility operating in Texas and New Mexico. In Texas, TNMP provides regulated transmission and distribution services. In New Mexico, TNMP provides integrated electric services that include the transmission, distribution, purchase and sale of electricity. First Choice is a competitive retail electric provider operating in Texas. In addition, PNMR provides energy and technology related services through its wholly owned subsidiary, Avistar.

In January 2006, Altura, an indirect, wholly owned subsidiary of PNMR, entered into an agreement to purchase Twin Oaks no earlier than April 17, 2006. The Twin Oaks facility is a 305 MW coal-fired plant located in Texas. See Note 22 in the Notes to Consolidated Financial Statements for further details about the proposed acquisition of Twin Oaks.

Financial information relating to amounts of sales, revenue, net income and total assets of the Company’s reportable segments is contained in “Part II, Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 3 in the Notes to Consolidated Financial Statements.

COMPANY WEBSITE

The Company’s Internet address is http://www.pnmresources.com. The contents of the website are not a part of this Form 10-K. The Company’s filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, are accessible free of charge at http://www.pnmresources.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. These reports are also available upon request in print from the Company free of charge. Additionally, the Company's Corporate Governance Principles, code of ethics (Do the Right Thing-

Principles of Business Conduct) and charters of the Company's Audit and Ethics Committee, Governance and Public Policy Committee, Human Resources and Compensation Committee and Finance Committee are available on the Company's website at http://www.pnmresources.com/ge/index and such information is available in print, without charge, to any shareholder who requests it.

REGULATED OPERATIONS

PNM Electric

PNM Electric is an integrated electric utility that consists of generation, transmission and distribution of electricity for retail electric customers in New Mexico and the sale of transmission to third parties as well as to PNM Wholesale and TNMP. PNM Electric provides retail electric service to a large area of north central New Mexico, including the cities of Albuquerque and Santa Fe, and certain other areas of New Mexico. PNM Electric owns or leases transmission lines, interconnected with other utilities in New Mexico, south and east into Texas, west into Arizona, and north into Colorado and Utah. The Company’s largest non-affiliated retail electric customer was served by PNM Electric and accounted for approximately 8.3% of the Company’s total retail electric revenues for the year ended December 31, 2005.

In 1990, the NMPRC established an off-system sales methodology that provided for a sharing mechanism whereby a certain amount of revenues from off-system sales were credited to reduce retail cost of service. Off-system sales above the amounts credited to retail customers accrue to the benefit of shareholders. Subsequent rate case settlements have continued to utilize this methodology.

Customer rates for retail electric service are set by the NMPRC based on the provisions of the Global Electric Agreement. In 2003, the NMPRC approved the Global Electric Agreement that set a rate path through 2007. PNM agreed to decrease retail electric rates by 6.5% in two phases over three years. The first phase of the rate reductions became effective in September 2003 and the second phase became effective September 1, 2005. (See Note 17 in the Notes to Consolidated Financial Statements.)

Weather-normalized retail electric load growth was 2.5% in 2005. PNM Electric’s system peak demands for its retail customers and firm requirements customers in the summer and the winter for the last three years are shown in the following table:

System Peak Demands

	2005	2004	2003
	(Megawatts)

Summer	1,779	1,655	1,661
Winter	1,530	1,481	1,434

PNM holds long-term, non-exclusive franchise agreements for its electric retail operations, with varying expiration dates. These franchise agreements allow PNM to access public rights-of-way for placement of PNM’s electric facilities. Franchise agreements have expired in Albuquerque, Santa Fe, Bernalillo County, Sandoval County, San Miguel County, Village of Bosque Farms, Pueblo de Cochiti, Village of Tijeras, McKinley County and the City of Las Vegas. PNM remains obligated under New Mexico state law to provide service to customers in these franchise areas despite the absence of an effective franchise agreement. The Albuquerque metropolitan area accounted for approximately 53% of PNM Electric’s 2005 electric utility operating revenues (excluding transmission revenues), and no other franchise area represents more than approximately 10%. PNM continues to collect and pay franchise fees to Albuquerque and Santa Fe, Village of Bosque Farms, Village of Tijeras and the City of Las Vegas. PNM currently does not pay franchise fees to Bernalillo County, Luna County, Sandoval County, McKinley County, Pueblo de Cochiti or San Miguel County.

PNM Electric owns or leases 2,897 circuit miles of electric transmission lines, interconnected with other utilities in New Mexico, east and south into Texas, west into Arizona, and north into Colorado and Utah. Due to rapid load growth in PNM Electric’s service territory in recent years and the lack of transmission development, most of the capacity on this transmission system is fully committed and there is very little or no additional access available on a firm commitment basis. These factors result in physical constraints on the system and limit the ability to wheel power into PNM Electric’s service area from outside of New Mexico.

TNMP Electric

TNMP Electric consists of the operations of TNMP. TNMP is a regulated utility operating in Texas and New Mexico. In Texas, TNMP Electric provides regulated transmission and distribution services under the provisions of TECA in accordance with Senate Bill 7. TNMP Electric serves a market niche of small-to-medium-sized communities. Only three of the 84 communities in TNMP Electric’s service territory have populations exceeding 50,000. TNMP Electric’s service territory is organized into two operating areas: Texas and New Mexico. In most areas that TNMP Electric serves, it is the exclusive provider of transmission and distribution services.

TNMP Electric’s Texas territory consists of three non-contiguous areas. One portion of this territory extends from Lewisville, which is approximately 10 miles north of the Dallas-Fort Worth International Airport, eastward to municipalities near the Red River, and to communities north, west and south of Fort Worth. The second portion of its territory includes the area along the Texas Gulf Coast between Houston and Galveston, and the third portion includes areas of far west Texas between Midland and El Paso. TNMP Electric’s Texas operations lie entirely within the ERCOT region. ERCOT is the independent system operator that is responsible for maintaining reliable operations for the bulk electric power supply system in the ERCOT region, which is located entirely within Texas and serves approximately 85% of the electrical load in ERCOT. See “Rates and Regulation” below for more information about ERCOT. In New Mexico, TNMP provides integrated electricity services that include the transmission, distribution, purchase and sale of electricity to its customers in southwest and south central New Mexico as well as transmission to third parties and to PNM.

TNMP Electric provides transmission and distribution services at regulated rates to various retail electric providers that, in turn, provide retail electric service within TNMP Electric’s Texas service area. As of December 31, 2005, 30 retail electric providers served customers that receive transmission and distribution services from TNMP Electric. First Choice, TNMP Electric’s affiliated retail electric provider, was TNMP Electric’s largest customer and accounted for approximately 56% of TNMP's total retail electric revenues for the year ended December 31, 2005.

TNMP holds long-term, non-exclusive franchise agreements for its electric transmission and distribution services, with varying expiration dates. These franchises accounted for approximately 7% of TNMP’s 2005 total electric utility operating revenues. TNMP intends to negotiate and execute new or amended franchise agreements with municipalities as they expire. Sales within the remaining 84 franchises contributed approximately 63% of TNMP’s 2005 total electric utility operating revenues. The remainder of TNMP's revenues are earned from service provided to facilities in its service area that lie outside the territorial jurisdiction of the municipalities with which TNMP has franchise agreements.

PNM Gas

PNM Gas distributes natural gas to most of the major communities in New Mexico, including Albuquerque and Santa Fe. The Albuquerque metropolitan area accounted for approximately 50% of the total gas revenues in 2005. No single sales-service customer accounted for more than 0.9% of PNM Gas’ therm sales in 2005. PNM holds long-term non-exclusive franchises with varying expiration dates in all incorporated communities in New Mexico requiring franchise agreements except for the municipalities of Aztec, Bosque Farms, Eunice, Gallup, Grants, Hurley, Los Ranchos de Albuquerque, Milan, Santa Clara, Santa Fe County, and Silver City. PNM Gas remains obligated to serve these franchise areas pursuant to state law despite the absence of an effective franchise agreement.

PNM Gas has a customer base that includes both sales-service customers and transportation-service customers. Sales-service customers purchase natural gas and receive transportation and delivery services from PNM Gas for which PNM Gas receives both cost-of-gas and cost-of-service revenues. In 2005, the market price of natural gas across the United States increased significantly, due to a hot 2005 summer, which led to more demand from natural gas-fired power plants, as well as due to the hurricanes in the Gulf Coast region of the United States. Cost-of-gas revenues collected from its sales-service customers are recovered in accordance with NMPRC regulations through the PNM Gas PGAC and represent a pass-through of the cost of natural gas to the customer. As a result, increases or decreases in gas revenues resulting from wholesale gas price fluctuations do not impact the Company’s consolidated gross margin (gross margin is equal to operating revenues minus cost of energy sold). An order was issued by the NMPRC in 2001 that approved an agreement regarding the hedging strategy of PNM Gas and the implementation of a price management fund program which includes a continuous monthly balancing account with a carrying charge. This carrying charge has the effect of keeping PNM Gas whole on purchases of gas since it is compensated for the time value of money that exists due to any delay in collections from customers. Additionally, PNM Gas makes occasional gas sales to off-system sales customers. Off-system sales deliveries generally occur at pipeline interconnections with the PNM Gas system and profits are shared between PNM Gas and its customers on a 30%/70% basis.

PNM Gas had 26 transportation-service customers in 2005, which procure gas for their end users independently of PNM Gas end users. Transportation-service customers are gas marketers and producers contracting with PNM Gas for transportation services to their end users and for other related services that provide PNM Gas with cost-of-service revenues only. Transportation services are provided to transportation-service customers at locations throughout the PNM Gas distribution system, as well as points on and off PNM Gas transmission pipelines. Through its transportation-service customers, PNM Gas provided gas transportation deliveries to 1,823 end users that were not PNM Gas customers during 2005.

In 2005, 38% of the total gas throughput of PNM Gas was related to transportation gas deliveries. The transportation rates of PNM Gas are unbundled, and transportation customers only pay for the service they receive. In 2005, revenues from transportation customers accounted for 3% of the total gas revenues of PNM Gas. Revenues from sales-service customers accounted for the remaining 97%. Cost of gas, on which PNM Gas makes no margin, accounted for 71% of total sales-service revenue. Because a major portion of the PNM Gas load is related to heating, sales levels are affected by the weather. In 2005, 60% of the total sales occurred in the months of January, February, March and December.

PNM Gas obtains its supply of natural gas primarily from sources within New Mexico by contracting with third party producers and marketers. These contracts are generally sufficient to meet its peak-day demand. PNM Gas serves certain cities that depend on El Paso Natural Gas Company or Transwestern Pipeline Company for transportation of gas supplies. Because these cities are not directly connected to the transmission facilities of PNM Gas, gas transported by these companies is the sole supply source for these cities. Such gas transportation is regulated by the FERC.

UNREGULATED OPERATIONS
PNM Wholesale

PNM Wholesale consists of the generation and sale of electricity into the wholesale market based on two product lines, long-term contracts and short-term sales. The source of these sales is supply created by selling the unused capacity of PNM's jurisdictional assets as well as the capacity of PNM’s wholesale plants excluded from retail rates. Both regulated and unregulated generation is jointly dispatched in order to improve reliability, provide the most economic power to retail customers, and maximize profits on any wholesale transactions.

Long-term contracts include sales to firm-requirements and other wholesale customers with multi-year arrangements. At December 31, 2005, these contracts ranged from 1 to 14.5 year terms with an average term of 5.3 years. Short-term sales include transactions entered into for less than one year. They include forward market opportunities, which transactions do not qualify as normal sales and purchases as defined in SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) and, as a result, are marked to market. Also included in short-term sales are spot market, hour ahead, day ahead, week ahead and other sales of any excess generation not required to fulfill PNM Electric’s retail load and contractual commitments.

The PNM Wholesale strategy calls for increased asset-backed energy sales supported by long-term contracts in the wholesale market, where PNM’s aggregate net open forward electric sales position, including short-term sales and long-term contracts, is generally covered by its forecasted excess generation capacity. Company management actively monitors the asset-backed sales by the use of stringent risk management policies. The Company’s future growth plans call for approximately 75% of its new generation portfolio to be committed through long-term contracts. The 75% threshold is in compliance with the Global Electric Agreement. Growth is dependent on market development and on the Company’s ability to generate funds for the Company’s future expansion. The Company continues to operate in the wholesale market and seek appropriately priced asset additions such as the proposed acquisition of the Twin Oaks facility. Expansion of the Company’s generation portfolio is dependent on the Company’s ability to acquire favorably priced assets at strategic locations and to secure long-term commitments for the purchase of power from the acquired plants.

In 2005 and 2004, PNM Wholesale revenues stabilized following the preceding years when volatility was high. The Company has been successful in developing its wholesale power marketing activities in the western United States, even in times of market volatility. Management believes this success is due to its business strategy of providing electric power customized to meet the special needs of its customers. This marketing strategy is based on PNM Wholesale's net asset-backed methodology, which helps mitigate the risks inherent in wholesale power marketing activities. PNM Wholesale also utilizes long-term transactions to enhance its product offerings.

Certain of PNM’s generation resources are excluded from retail electric rates. As a result, PNM Wholesale developed a wholesale power marketing strategy in which it sells the generation from its resources that are excluded from retail rates. This strategy also includes the forward purchase and sale of electricity to take advantage of market price opportunities in the electric wholesale market. During 2005, 2004 and 2003, PNM’s sales in the wholesale electric markets accounted for approximately 58%, 62% and 62%, respectively, of its total MWh sales. Of the total wholesale electric sales made in 2005, 2004 and 2003, 87%, 80% and 82%, respectively, were transacted through purchases for resale. (See Item 2. "Properties.")

PNM Wholesale has entered into various firm wholesale electric sales contracts. These contracts contain fixed capacity charges in addition to energy charges. Capacity charges are fixed monthly payments for a commitment of resources to service the contract requirements. Energy charges are payments based on the amount of electricity delivered to the customer intended to compensate PNM Wholesale for its variable costs incurred to provide the energy. PNM Wholesale’s firm-requirements demand was 281 MW in 2005, and is expected, based solely on existing contracts, to be 273 MW in 2006, 161 MW in 2007, 154 MW in 2008 and 90 MW in 2009. Firm requirements for TNMP’s New Mexico customers are included in these amounts through 2006. In accordance with the NMPRC’s stipulation approving PNMR’s acquisition of TNP, beginning January 1, 2007, TNMP’s New Mexico customers will be included in the PNM Electric load (see “Acquisition Agreements” below). No firm-requirements PNM Wholesale customer accounted for more than 6.9% of the Company's total electric sales for resale revenues for the year ended December 31, 2005.

First Choice

First Choice is a certified retail electric provider operating in Texas, which allows it to provide electricity to residential, small and large commercial, industrial and institutional customers. First Choice's responsibilities include acquiring new retail customers, setting up retail accounts, handling customer inquiries and complaints, and acting as a liaison between the transmission and distribution companies and retail customers. First Choice was organized in 2000 to act as TNMP’s affiliated retail electric provider, as required by TECA. Although First Choice is regulated in certain respects by the PUCT under ERCOT, the Company includes First Choice in the unregulated portion of its business because First Choice is not subject to traditional rate of return regulation.

First Choice serves price-to-beat and competitive customers (residential, commercial, and aggregated municipalities) in Texas. The price-to-beat customers are former customers of TNMP that have chosen to remain with First Choice, TNMP’s affiliated retail electric provider. First Choice focuses its competitive customer acquisition efforts in the major metropolitan areas that are open to electric choice within ERCOT, including Dallas-Fort Worth, Houston, Corpus Christi, and McAllen-Harlingen.

First Choice experiences increased sales and operating revenues during the summer months as a result of increased air conditioner usage in hot weather. In 2005, approximately 43% of First Choice’s consolidated annual revenues were recorded in June, July, August and September.

First Choice’s load fluctuates continuously due to among other things, customer additions and losses, changes in customer usage, unseasonal weather and customer switching. First Choice continually monitors and revises its load forecast to account for changing price-to-beat and competitive customer loads. First Choice develops short-term load forecasts to identify short-term load surpluses and shortages, and to ensure that hedges are in place to cover forecasted sales. To the extent these short-term load forecasts identify shortages, First Choice covers shortages through short-term power purchases or through purchases on the ERCOT balancing market.

In Texas, capacity auctions were a semi-regular event mandated by the TECA to promote liquidity in the marketplace. In the most recent auctions, First Choice was the successful bidder for four 25 MW baseload blocks of capacity in October 2005 and two 25 MW cyclic blocks of capacity in September 2005.

CORPORATE AND OTHER

PNMR Services Company provides corporate services to PNMR and to all of PNMR's business units, including PNM, Avistar, TNP, TNMP and First Choice based on shared services agreements. These services are billed at cost on a monthly basis and allocated to the business units. PNMR Services Company and Avistar are included in the Corporate and Other segment.

SOURCES OF POWER

PNMR

The Company has sources of power from property it owns or leases and power purchased through various long-term PPAs. For the year ended December 31, 2005, the Company had a 2,393 MW generation capacity from these sources.

First Choice assumed the energy supply activities of TNMP in Texas in 2002. In 2003, First Choice and Constellation executed a PSA that resulted in Constellation being the primary supplier of power for First Choice’s customers through the end of 2007. Additionally, Constellation has agreed to supply power in certain transactions under the PSA beyond the date when that commitment expires. The Company’s basic strategy is to minimize its exposure to fluctuations in market energy prices by matching fixed price sales contracts with fixed price supply. In addition, First Choice uses various financial instruments to hedge against the risk of adverse changes in natural gas prices. The PSA with Constellation resulted in Constellation assuming weather related risks because the contract is based on customer usage profiles as determined by ERCOT. First Choice retained the risks associated with customer attrition. (See Note 17 in the Notes to Consolidated Financial Statements.)

PNM

Sources of Power - Owned

As of December 31, 2005, the total net generation capacity of facilities owned by PNM was 1,744 MW, which includes all of PNM's interests in PVNGS, portions of which are held under operating leases. (See Item 2. “Properties.”)

PNM is committed to increasing the utilization of its generation capacity at SJGS, Four Corners and PVNGS. SJGS is operated by PNM. SJGS’ equivalent availability was 89.4% and 89.8% for the years ended December 31, 2005 and 2004, respectively. PVNGS’ equivalent availability was 76.0% and 81.7% for the years ended December 31, 2005 and 2004, respectively. Four Corners’ equivalent availability was 86.3% and 82.4% for the years ended December 31, 2005 and 2004, respectively. Four Corners and PVNGS are operated by APS.

PNM’s Lordsburg and Afton plants were built to serve wholesale customers and other sales rather than New Mexico retail customers and, therefore, are not currently included in the retail rates. However, these plants may be needed in the future to serve the growing retail load as is the case for Afton, as described below. If so, these plants would have to be certified by the NMPRC and would then be subject to inclusion in PNM’s retail rates in a future rate case. These plants were built as part of PNM’s ongoing strategy of increasing generation capacity over time to serve increasing retail load, sales under long-term contracts and other sales. The plants owned by PNM are available through joint dispatch to support service to the retail customers of PNM.

In July 2005, PNM filed with the NMPRC an application for a CCN in which PNM requested NMPRC approval to operate Afton as a public utility plant and include in PNM’s retail rate base in its next retail electric rate case the costs associated with the conversion of Afton from a combustion turbine to a combined cycle unit. In November 2005, PNM filed a joint stipulation with the NMPRC that would allow PNM to convert Afton to a combined cycle plant and bring Afton into retail rates, with 50% of Afton's capacity designated to serve PNM's customers and the other 50% designated to serve TNMP's New Mexico customers. Hearings were held in February 2006 before the NMPRC.

In November 2004, PNMR Development, a subsidiary of PNMR, purchased a one-third interest in Luna. Luna is a 570 MW, partially constructed, natural gas-fired power plant near Deming in southern New Mexico. The purchasers are investing approximately $100.0 million, one-third from each purchaser, to complete construction. In November 2005, the one-third interest in Luna was transferred from PNMR Development to PNM. PNM will continue to develop Luna and will utilize it as merchant plant. Luna is expected to be operational no later than the second quarter of 2006.

Sources of Power - Leased

In 1996, PNM entered into an operating lease agreement for the rights to all the output of the Delta gas-fired generating plant for 20 years. The plant received FERC approval for "exempt wholesale generator" status. The maximum dependable capacity under the lease is 132 MW. The gas turbine generating unit is operated by Delta and is located on PNM’s retired Person Generating Station site in Albuquerque. Primary fuel for the gas turbine generating unit is natural gas provided by wholesale gas purchases. In addition, the unit has the capability to utilize low sulfur fuel oil if natural gas is neither available nor cost effective.

As discussed above, PNM leases portions of PVNGS. See Item 2. “Properties” and Note 7 in the Notes to Consolidated Financial Statements.

Sources of Power - PPAs

In addition to generating its own power, PNM purchases power in the open market. PNM's purchases under its long-term PPAs, including the Delta lease and the contract described below, were 649 MW in 2005 and are expected to be 599 MW in 2006, 532 MW in 2007, 532 MW in 2008, and 532 MW in 2009. This projected capacity assumes that contracts that end during the period are not renewed or extended. PNM also purchases power in the forward, day-ahead and real-time markets.

In 2002, PNM entered into an agreement with FPL to develop a 200 MW wind generation facility in New Mexico. PNM began receiving commercial power from the project in June 2003. FPL owns and operates the New Mexico Wind Energy Center, which consists of 136 wind-powered turbines on a site in eastern New Mexico. PNM has a contract to purchase all the power generated by the New Mexico Wind Energy Center for 25 years. In 2003, PNM received approval from the NMPRC for a voluntary tariff that allows PNM retail customers to buy wind-generated electricity for a small monthly premium. Power from the New Mexico Wind Energy Center is used to service load under the voluntary tariff and as part of PNM’s electric supply mix for meeting retail load. Any wind-generated electricity in excess of these amounts is sold on the wholesale power market, either within New Mexico or outside the state.

TNMP

TNMP purchases all electricity for its New Mexico customers' needs and energy-scheduling services under a wholesale power contract with PNM that extends through December 2006. As discussed below, in “Rates and Regulation,” in accordance with the NMPRC stipulation approving PNMR’s acquisition of TNP, PNM will remain the power supplier for TNMP’s New Mexico needs through 2010. As discussed above, First Choice performs the energy supply activities for TNMP’s Texas customers.

MARKET REACH

As of the date of this report, PNM owns firm transmission capacity to the Mead market hub in the amount of 100 MW, which serves various wholesale power markets and loads in the greater Las Vegas, Nevada area, and serves as a delivery point for the Cal ISO. In addition, PNM owns transmission capacity to serve major load centers in the Phoenix, Arizona area in amounts varying from 100 MW to 150 MW.

FUEL AND WATER SUPPLY

PNM

The percentages of PNM’s generation of electricity (on the basis of KWh) fueled by coal, nuclear fuel and gas and oil, and the average costs to PNM of those fuels (in cents per million BTU), during the past three years were as follows:

	Coal		Nuclear		Gas and Oil
	Percent of	Average	Percent of	Average	Percent of	Average
	Generation	Cost	Generation	Cost	Generation	Cost

2005	71.3%	163.9	26.3%	45.7	2.4%	687.6
2004	70.1%	154.4	28.1%	52.5	1.8%	693.9
2003	68.0%	163.8	29.5%	44.5	2.5%	625.2

The generation mix for 2006 is expected to be 67.4% coal, 27.7% nuclear and 4.9% gas and oil. Due to locally available natural gas and oil supplies, the utilization of locally available coal deposits and the generally abundant supply of nuclear fuel, PNM believes that adequate sources of fuel are available for its generating stations into the foreseeable future.

Coal

See Note 16 in the Notes to Consolidated Financial Statements for information about PNM’s coal supply.

Natural Gas

The natural gas used as fuel for the electric generating plants located in Albuquerque (Reeves and the Delta operating lease) is procured on the open market and delivered by PNM Gas through its transportation services. PNM Wholesale procures its gas supply independently of PNM Gas but obtains gas transportation services from PNM Gas.

Nuclear Fuel

PNM is one of several participants in PVNGS. (See Note 14 in the Notes to Consolidated Financial Statements.) The fuel cycle for PVNGS is comprised of the following stages:

•	mining and milling of uranium ore to produce uranium concentrates;
•	conversion of uranium concentrates to uranium hexafluoride;
•	enrichment of uranium hexafluoride;
•	fabrication of fuel assemblies;
•	utilization of fuel assemblies in reactors; and
•	storage and disposal of spent nuclear fuel.

The PVNGS participants have contracted for all of the PVNGS requirements for uranium concentrates and conversion services through 2008. The PVNGS participants have also contracted for all of the PVNGS enrichment services through 2010, 80% of enrichment services through 2013 and all of the fuel assembly fabrication services until at least 2015.

Water Supply

See Note 16 in the Notes to Consolidated Financial Statements for information about PNM's water supply.

RATES AND REGULATION

PNM is subject to the jurisdiction of the NMPRC, with respect to its retail electric and gas rates, service, accounting, issuance of securities, construction of major new generation and transmission facilities and other matters regarding retail utility services provided in New Mexico. The FERC has jurisdiction over rates and other matters related to wholesale electric sales and cost recovery for a portion of PNM’s transmission network.

In Texas, TNMP provides regulated transmission and distribution services and is subject to the jurisdiction of the PUCT and certain municipalities with respect to rates and service. Within New Mexico, TNMP is subject to the jurisdiction of the NMPRC. TNMP is subject to traditional cost-of-service regulation in both Texas and New Mexico. TNMP is subject to the jurisdiction of the FERC for some of its activities, including the issuance of securities and the acquisition or disposition of properties in New Mexico. TNMP’s transmission and distribution activities in Texas are not subject to FERC regulation, because those activities occur solely within the ERCOT system of Texas.

First Choice is a member of ERCOT, the ISO responsible for maintaining reliable operations of the bulk electric power supply system in the Texas electric market. The responsibilities of ERCOT include ensuring that information relating to a customer's choice of retail electric provider is conveyed in a timely manner to anyone needing the information. ERCOT is also responsible for ensuring that electricity production and delivery are accurately accounted for among the generation resources and wholesale buyers and sellers in the ERCOT region. The ERCOT ISO does not operate a centrally dispatched pool and does not procure energy on behalf of its members other than to maintain the reliable operation of the transmission system. ERCOT also serves as agent for procuring ancillary services for those who elect not to secure their own ancillary services requirements.

Members of ERCOT include retail customers, investor and municipal owned electric utilities, rural electric cooperatives, river authorities, independent generators, power markets and retail electric providers. The electric market served by ERCOT operates under the reliability standards set by the North American Electric Reliability Council. The PUCT has primary jurisdictional authority over the electric market served by ERCOT and the reliability of electricity across Texas' main interconnected power grid.

First Choice provides energy to retail customers in Texas. Senate Bill 7 contains no provisions for the specific recovery of fuel and purchased power costs, although First Choice can request that the PUCT change the price-to-beat fuel factor twice a year to recognize changes in natural gas prices. The rates charged to new customers acquired by First Choice outside of TNMP’s service territory are not regulated by the PUCT, but are negotiated by First Choice with each customer. As a result, changes in fuel and purchased power costs will affect First Choice’s operating results.

The items below describe certain of the more significant rate and regulatory matters that are relevant to the Company. See Notes 16 and 17 in the Notes to Consolidated Financial Statements for a discussion of additional rate and regulatory matters.

PNMR

Energy Policy Act

In August 2005, the Energy Policy Act of 2005 was enacted, effective February 2006. Implementation of various portions of the law requires the issuance of rules by the FERC. The FERC adopted final rules implementing various provisions of the Energy Policy Act including rules pertaining to repeal of PUHCA of 1935 and implementation of PUHCA of 2005, the FERC’s expanded mergers and acquisitions approval authority and prohibition of energy market manipulation. The FERC has also issued a number of other proposed rules that are pending, including rules pertaining to preventing undue discrimination in transmission services and electric reliability standards. The Company will continue to monitor, and participate in, as appropriate, proceedings involving implementation of the Energy Policy Act.

PNM

Regional Transmission Issues

In July 2005, the FERC issued an order terminating its proceeding on standard market design, stating that since issuance of the standard market design notice of proposed rulemaking, the electric industry has made significant progress in the development of voluntary RTOs and ISOs. In September 2005, the FERC issued a Notice of Inquiry on Preventing Undue Discrimination and Preference in Transmission Services seeking information from the industry regarding the provisions of the OATT for possible revision in a future rulemaking.

In November 2005, the FERC issued a Notice of Proposed Rulemaking Promoting Transmission Investment through Pricing Reform. In the proposed rulemaking, the FERC notes declining investment in the national transmission grid and proposes certain incentive actions it is considering to increase transmission investment to improve the reliability of national transmission grid. In addition to the incentive proposals, the FERC would implement additional reporting requirements for public utilities that operate transmission systems. The Company intends to monitor and participate in these FERC notices and rulemakings.

Generation Market Power Filings

In its triennial market power screen filing in 2004, PNM reported that it continued to face transmission constraints in northern New Mexico and would continue to abide by the cost-based rate limitation on transmission service during times of transmission congestion for the northern New Mexico market. PNM also reported that for the EPE control area, PNM’s revised wholesale market share screen was below 20% for all seasons. In its order in PNM’s market-based rate filing, the FERC initiated a proceeding to determine if PNM’s mitigation measure in northern New Mexico is sufficiently adequate to prevent the exercise of market power and also required additional explanation of PNM’s revised wholesale market share calculation. The FERC established that rates reviewed under this proceeding for transactions completed in these two markets would be subject to refund effective March 6, 2005.

In April 2005, the FERC issued an order denying PNM’s petition for rehearing regarding the FERC’s finding that the existing mitigation measure for the northern New Mexico control area was insufficient, rejecting PNM’s February 2005 compliance filing as to both the northern and southern New Mexico control areas and requiring PNM to submit a compliance filing containing one of the alternatives listed in the order. The FERC’s order also clarified that market-based sales made at SJGS are sales made within PNM’s northern control area and are subject to these proceedings. In July 2005, PNM made its compliance filing at the FERC. The filing indicated that, as a result of the completion of its analysis pursuant to the FERC’s order, PNM did show failures in its own control area, but did not show failures in the EPE control area, with the exception of one measure. PNM maintained its position that when the historical data is considered, it is clear that PNM does not possess generation market power in either the PNM or EPE control area destination markets and PNM should maintain its market-based sales authority in those markets. In the event the FERC does not so find, PNM also proposed mitigation measures in both the PNM and EPE control area destination markets that will be applicable during the limited time periods when the failures occurred.

PNM cannot predict the outcome of the additional FERC proceedings on PNM’s financial position or results of operations; however, should the FERC determine that PNM has generation market power in these two markets, PNM could continue to make sales at cost-based or otherwise mitigated rates and thus not have future revenues subject to refund in this matter.

FERC Office of Market Oversight and Investigations Audit

In November 2005, PNM received notice that the FERC Division of Operational Audits of the Office of Market Oversight and Investigations would perform a compliance audit of PNM. The audit covers the period from January 2004 to the present and will examine PNM’s compliance with the FERC standards of conduct and OASIS requirements, compliance of PNM’s transmission practices with the FERC regulations and applicable OATT, and compliance of PNM’s wholesale electricity marketing operation with its market-based rate tariff. This audit is part of a series of routine, mandatory audits of all of the utilities under FERC oversight, focused on compliance with the FERC’s rules and regulations. Similar audits have been conducted of other regional utilities. The FERC will issue its findings upon conclusion of the audit, which could take from six months to a year, or more to complete.

In preparing for an on-site visit by OMOI as part of its audit, and during the visit itself, the Company discovered computer system paths that could have permitted unauthorized Company personnel to access certain real-time transmission information concerning the PNM and TNMP transmission systems. The Company immediately reported to OMOI its discovery and disabled the paths. The Company’s preliminary examination has not revealed any evidence that unauthorized access to transmission information was, in fact, obtained by use of these paths.

PNM has been cooperating, and will continue to cooperate, fully with the FERC to complete the audit. The Company cannot predict the outcome of the audit or whether the FERC will make any adverse findings related to PNM’s compliance with the FERC’s rules and regulations.

Global Electric Agreement

In 2003, PNM signed the Global Electric Agreement, which provided for the repeal of a majority of the New Mexico Restructuring Act, a fixed rate path, procedures for PNM’s participation in unregulated generating plant activities and other regulatory issues. In accordance with this rate path, PNM reduced its retail rates by 2.5% in September 2005. The rate path is effective through December 31, 2007, at which time rates are subject to review by the NMPRC.

Renewable Portfolio Standard

The NMPRC issued a renewable resources rule in 2002 to encourage the development of renewable energy in New Mexico. The rule includes a provision requiring the use of a minimum of 5% renewable energy by January 1, 2006, with the minimum amount to increase 1% per year for each year until a renewable portfolio standard of 10% is reached in the year 2011. The Renewable Energy Act passed by the New Mexico Legislature establishes a mandatory renewable energy portfolio standard similar to the structure established by the NMPRC. The Renewable Energy Act provides for streamlined proceedings for utilities to obtain approval of procurement plans, provided certainty to utilities and protection for customers and required the NMPRC to establish a reasonable cost threshold for the procurement of renewable energy to prevent excessive costs being added to rates. Under the Renewable Energy Act, if renewable energy cannot be acquired under the threshold, the mandate would be suspended.

In September 2005, PNM made its 2006 annual portfolio summary filing and renewable energy procurement plan filing. PNM proposed to continue to procure renewable energy and certificates from wind resources, to pursue renewable energy projects and to implement a program to purchase renewable energy certificates from net-metered customers with small solar systems. The NMPRC approved this plan; however, with respect to cost recovery, costs incurred pursuant to the plan, with the exception of those for the small solar program, are subject to a rebuttable presumption of prudence.

TNMP

FERC Office of Market Oversight and Investigations Audit

In November 2005, the Company received notice that the FERC Division of Operational Audits of the Office of Market Oversight and Investigations would begin a compliance audit of the FERC jurisdiction transmission system of TNMP. The audit covers the period from the effective date of PNMR’s acquisition of TNP in June 2005 to the present. The audit is substantially the same as the PNM audit discussed above.

Acquisition Agreements

In 2005, the PUCT approved a settlement agreement finding the acquisition of TNP to be in the public interest. Among other things, the settlement agreement called for:

•	a two-year electric rate freeze that includes a $13.0 million annual rate reduction in TNMP's retail delivery rates effective May 1, 2005;
•	an authorized return on equity of 10.25% on an implied capital structure of 60% debt and 40% equity for certain reporting purposes;
•	the use of a 60/40% debt/equity capital structure in TNMP's next base rate case if filed before January 1, 2009; and

•	a $6.0 million synergy savings credit amortized over 24 months effective after the close of the transaction.

Also in 2005, the NMPRC approved a stipulation in connection with the acquisition of TNP. Among other things, the stipulation called for:

•
a three-phase rate reduction totaling 15%, to TNMP’s electric customers in southern New Mexico, beginning January 2006 and ending December 2010; the rate reduction will lower TNMP electric rates by approximately $9.6 million in the first year;

•	an imputed 55/45% debt/equity structure with an assumed rate of return on equity of 10.5% for TNMP;
•	PNM to remain the power supplier for TNMP’s New Mexico needs through 2010; and
•	integration of TNMP’s New Mexico assets into PNM effective January 1, 2007, the companies, however, will maintain separate rates, at minimum, through 2010.

ENVIRONMENTAL MATTERS

PNM and TNMP, in common with other electric and gas utilities, are subject to stringent laws and regulations for protection of the environment by local, state, federal and tribal authorities. In addition, PVNGS is subject to the jurisdiction of the NRC, which has the authority to issue permits and licenses and to regulate nuclear facilities in order to protect the health and safety of the public from radioactive hazards and to conduct environmental reviews pursuant to the National Environmental Policy Act. The liabilities under these laws and regulations can be material and, in some instances, may be imposed without regard to fault, or may be imposed for past acts, whether or not such acts were lawful at the time they occurred. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies” for a discussion of applicable accounting policies. In addition, see Note 16 and Note 18 in the Notes to Consolidated Financial Statements for information related to the following matters, incorporated in this item by reference.

•	Person Station
•	Retired Fossil-Fueled Plant Decommissioning Costs
•	Nuclear Spent Fuel and Waste Disposal
•	Navajo Nation Environmental Issues
•	New Source Review Rules
•	The Clean Air Act
•	Citizen Suit Under the Clean Air Act
•	Four Corners Air Emissions
•	Excess Emissions Reports
•	Santa Fe Generating Station
•	SESCO Matter (for both PNM and TNMP)
•	Coal Combustion Waste Disposal
•	Environmental Issues

COMPETITION

PNM Wholesale is involved in the generation and sale of electricity into the wholesale market. It is subject to competition from regional utilities with similar opportunities to generate and sell energy at market-based prices and larger trading entities that typically do not own or operate generating assets. The Company believes that it is well positioned to compete in this market due to its long history in the marketplace, its product offerings, and stringent risk management practices. The Company’s energy marketers are operationally trained and maintain effective marketing relationships with competitors and counterparties. The Company has maintained an investment-grade rating for its long-term debt despite turbulent wholesale markets, which enables the Company to fully participate in the marketplace.

The Texas electricity market has been open to retail competition since January 2002. Prior to 2002, TNMP operated as an integrated utility in Texas. In accordance with Senate Bill 7 and in compliance with a plan approved by the PUCT, TNMP separated its Texas utility operations into three components: (1) an unregulated retail sales business operated by First Choice; (2) a regulated power transmission and distribution business operated by TNMP and (3) power generation, a business which TNMP is no longer engaged in. In accordance with Senate Bill 7, TNMP provides transmission and distribution services at regulated rates to various retail electric providers that, in turn, provide retail electric service within TNMP’s Texas service area.

The Company is exposed to competition in the unregulated Texas retail electricity market through First Choice. First Choice serves customers at competitive rates and customers at price-to-beat rates approved by the PUCT. In order to compete effectively in the Texas retail electricity market, First Choice must be able to attract and retain customers on the basis of cost and service, while managing the cost of its energy supply.

Since 2002, Texas’ electric consumers have been encouraged to switch from their traditional affiliated retail energy provider, such as TNMP, to a competitive retail energy provider, such as First Choice. Currently under TECA, Texas’ consumers whose chosen retail energy provider has exited the Texas market are provided electric service by a “provider of last resort.” The rates of a provider of last resort are regulated by the PUCT and are fixed for the two-year period that each provider of last resort serves. The current contracts for default service offered by providers of last resort under TECA will expire on December 31, 2006. On January 1, 2007 new providers of last resort will be identified and those providers as well as the rates offered will be effective until December 31, 2008.

On December 31, 2006, the price-to-beat rate mechanism will cease to exist and First Choice and other retail energy providers subject to providing price-to-beat rates will only market retail electricity at competitive rates. There is currently an open rulemaking at the PUCT evaluating the potential need for a replacement rate for the price-to-beat rate mechanism. Other services being evaluated in this rulemaking are provider of last resort functions and pricing and the possible creation of a default provider. The Company cannot currently predict what, if any, changes will occur to either mechanism and what, if any, impact such changes may have on its results of operations and financial position.

EMPLOYEES

The following table sets forth the number of employees of PNMR, PNM and TNMP and for each business segment as of December 31, 2005:

	PNMR	PNM	TNMP
Corporate *	751	-	-
PNM Electric	1,165	1,165	-
TNMP Electric	469	-	469
PNM Gas	736	736	-
PNM Wholesale	70	70	-
First Choice	174	-	-
Other	17	-	-
Total	3,382	1,971	469

* Represents employees of PNMR Services Company.

TNMP does not have any employees that are represented by unions. The following table sets forth the number of employees of PNMR and PNM, by business segment, who are represented by unions as of December 31, 2005:

	PNMR	PNM
PNM Electric	496	496
PNM Gas	82	82
PNM Wholesale	45	45
Total	623	623

Not all of the Company’s business segments are separate legal entities. The employees disclosed in the tables above for PNM Electric, PNM Gas and PNM Wholesale are allocated, in part, in a manner consistent with the allocation of labor costs to those segments.

ITEM 1A. RISK FACTORS

The business and financial results of PNMR, PNM and TNMP are subject to a number of risks and uncertainties, including those set forth below and in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

PNMR may fail to successfully integrate acquisitions, including the TNP acquisition and the proposed acquisition of Twin Oaks, into its other businesses or otherwise fail to achieve the anticipated benefits of pending and future acquisitions.

As part of PNMR’s growth strategy, PNMR is pursuing, and intends to continue to pursue, a disciplined acquisition strategy. While PNMR expects to identify potential synergies, cost savings, and growth opportunities prior to the acquisition and integration of acquired companies or assets, PNMR may not be able to achieve these anticipated benefits due to, among other things:

•	delays or difficulties in completing the integration of acquired companies or assets,

•	higher than expected costs or a need to allocate resources to manage unexpected operating difficulties,

•	diversion of the attention and resources of its management,

•	reliance on inaccurate assumptions in evaluating the expected benefits of a given acquisition,

•	inability to retain key employees or key customers of acquired companies, and

•	assumption of liabilities unrecognized in the due diligence process.

Acquisition of TNP in 2005

PNMR cannot assure that it will successfully integrate TNP with PNMR‘s current businesses. The integration of TNP with PNMR‘s other businesses presents significant challenges and, as a result, PNMR may not be able to operate the combined company as effectively as expected. PNMR may also fail to achieve the anticipated benefits of the acquisition as quickly or as anticipated or may not be able to achieve those benefits at all. Even if PNMR manages to realize greater than anticipated benefits from the integration of TNP into its business, PNMR’s regulated subsidiaries may be required by their regulators to return these benefits to ratepayers.

While the acquisition of TNP was accretive to earnings and cash flow in 2005, the 2005 results were based on a number of factors, which may not continue in the future. At FCP, the gross margin increased, which was driven mainly by natural gas hedging, lower transmission costs and gains from capacity auction participation. However, at TNMP, gross margin decreased in 2005 compared to the prior year. The decrease was primarily due to a decrease in revenues due to a rate reduction effective May 1, 2005 that was part of the PUCT’s approval of the TNP acquisition.

The ultimate success of the acquisition is also dependent upon PNMR’s ability to achieve operational benefits from operating the companies as a unified operation and the management of customer retention at First Choice and TNMP.

Proposed Acquisition of Twin Oaks in 2006

On January 14, 2006, Altura, a newly formed indirect wholly owned subsidiary of PNMR, entered into an agreement with Sempra to purchase Twin Oaks in an acquisition of assets for $480.0 million in cash. The Twin Oaks facility is a 305 MW coal-fired power plant located 150 miles south of Dallas, Texas. The transaction is expected to close no earlier than April 17, 2006. The Twin Oaks purchase agreement also includes the development rights for a possible 600 MW expansion of the plant. The necessary permits are expected to be granted in 2007. An additional $2.5 million payment will be made to Sempra upon the issuance of an air permit for the expansion and an additional $2.5 million will be paid when Altura begins construction of the expansion.

The proposed acquisition of Twin Oaks is the latest step in implementing PNMR’s strategy of expanding its merchant generation fleet to serve a growing wholesale market in the Southwest, including the ERCOT market in Texas. The Twin Oaks plant provides PNMR with the opportunity for lower-cost coal generation in an ERCOT market that is driven by natural gas.

PNMR and Sempra are also parties to the purchase agreement and have agreed to guarantee certain obligations of their respective subsidiaries relating to the acquisition. Consequently, PNMR is at risk that Altura will not be able to meet its obligations that are guaranteed by PNMR.

Under the purchase agreement, substantially all of the assets and contractual commitments relating to Twin Oaks are to be transferred to Altura upon closing, including fuel supply and power purchase and sale agreements. For the next five years the majority of the plant’s output will be sold via two existing contracts. All of the plant’s capacity is committed through September 2007. After expiration, the first contract is expected to be replaced with another contract for approximately 75% of the plant’s capacity through 2010. Although PNMR plans to market the excess energy and capacity within ERCOT, PNMR is at risk that its marketing efforts may not be successful due to a number of factors, including competition, market prices and demand for electricity and economic conditions.

PNMR has arranged for bridge financing to close the transaction. It is expected that the permanent financing will come from the issuance of debt and equity structured to maintain PNMR’s investment grade rating. However, PNMR is at risk that it will be unable to obtain financing for the acquisition at a reasonable cost or terms that will permit PNMR to maintain its investment grade rating, due to conditions in the capital markets or PNMR’s financial condition.

While the acquisition of the Twin Oaks facility is expected to be neutral to slightly accretive to earnings in the first 18 months of ownership, approximately 15% to 20% of earnings during this period will include the amortization of certain contracts, which will be recorded at fair market value under purchase accounting and amortized into income. Although the acquisition of Twin Oaks is expected to be fully accretive to earnings after the first 18 months and to be neutral to cash flow in 2006 and accretive thereafter, PNMR cannot assure that it will be able to achieve the expected earnings and cash flow results from the Twin Oaks plant.

PNMR, PNM and TNMP are subject to complex government regulation, which may have a negative impact on their business, financial position and results of operations.

PNMR, PNM and TNMP are subject to comprehensive regulation by several federal, state and local regulatory agencies, which significantly influences their operating environment and may affect their ability to recover costs from utility customers. In particular, the NMPRC, the PUCT, the FERC, the NRC, the EPA, ERCOT, the NMED and the TCEQ regulate many aspects of their utility operations, including siting and construction of facilities, conditions of service, the issuance of securities, and the rates that the regulated entities can charge customers. PNMR, PNM and TNMP are required to have numerous permits, approvals and certificates from these agencies to operate their business. The rates that PNM and TNMP are allowed to charge for their retail services significantly influence PNMR’s and those subsidiaries’ business, financial position, results of operations and liquidity. Due to pending federal regulatory reforms, the public utility industry continues to undergo change.

The Energy Policy Act of 2005 was enacted into law in August 2005, effective in February 2006. The legislation covers many areas, including the items set forth in Note 17 in the Notes to the Consolidated Financial Statements and elsewhere in this report. Implementation of various portions of the law requires the issuance of rules by the FERC. The FERC has adopted final rules implementing various provisions of the Energy Policy Act including rules pertaining to repeal of PUHCA of 1935 and implementation of PUHCA of 2005, the FERC’s expanded mergers and acquisitions approval authority and prohibition of energy market manipulation. FERC has also issued a number of other proposed rules that are pending, including rules pertaining to preventing undue discrimination in transmission services and electric reliability standards. PNMR will continue to monitor, and participate in as appropriate, the FERC and other proceedings involving implementation of the Energy Policy Act, in order to assess the implications of the new law and rules on its operations.

PNMR and its subsidiaries are unable to predict the impact on their business and operating results from the future regulatory activities of any agency that regulates them or from the implementation of the Energy Policy Act of 2005. Changes in regulations or the imposition of additional regulations may require PNMR and its regulated subsidiaries to incur additional expenses or change business operations, and therefore may have an adverse impact on PNMR’s and those subsidiaries’ results of operations.

PNM's retail electric rate reduction and retail electric rate freeze, and the New Mexico settlement relating to the TNP acquisition, could adversely affect its profit margin if it does not control costs.

Pursuant to an electric retail rate freeze stipulation, PNM decreased its retail electric rates by 6.5% as follows:

•	a 4% reduction effective September 1, 2003,
•	an additional 2.5% reduction effective September 1, 2005, and
•	maintain these reduced retail electric rates through December 31, 2007.

The TNP acquisition settlement in New Mexico established how synergy savings would be allocated among PNM’s gas and electric customers. The settlement provides that:

•	PNM’s 413,000 electric customers will receive rate credits totaling $4.6 million or nearly $1.84 million annually over a 30-month period beginning January 2008.
•	PNM’s 471,000 gas customers will receive $4.3 million in rate credits over five years, or $860,000 annually, beginning June 6, 2005.

PNM's costs, however, are not frozen. Thus, PNM's ability to maintain its profit margins depends upon increased demand for electricity and PNM's efforts to control costs incurred in supplying that electricity, including, in particular, its coal costs.

PNM does not have the benefit of a fuel adjustment clause for its retail electric operations that would allow it to recover increased fuel and purchased power costs from customers. Therefore, to the extent that fuel and power prices increase, it is exposed to changes in fuel and power prices to the extent fuel for its electric generating facilities and power must be purchased on the open market in order for it to serve its retail electric customers. If PNM cannot control other operating expenses, the retail electric rate freeze may decrease PNM's profit margin.  The retail electric rate freeze will also affect PNM's ability to earn a return or recover from its customers costs associated with investments in generation, transmission and distribution facilities since it will not be able to increase retail electric rates to recover those costs until at least after the end of the rate freeze.

PNMR and PNM are not able to predict what rate treatment PNM will receive following the expiration of the retail electric rate freeze in New Mexico. Some of the factors that influence rates are largely outside their control. In response to competitive, economic, political, legislative and/or regulatory pressures, PNM may have to agree to further rate freezes, rate refunds or rate reductions, any or all of which could have a significant adverse effect on PNMR’s and PNM’s business, financial position, results of operations and liquidity.

The impact from the TNP acquisition settlements could adversely affect TNMP’s profit margin if TNMP does not control costs.

The TNP acquisition settlements for TNMP in Texas and New Mexico provide for the following:

•	a two-year electric rate freeze that includes a $13.0 million annual rate reduction in TNMP's retail delivery rates effective May 1, 2005,

•	a $6.0 million synergy savings credit (whether or not these savings are actually achieved) amortized over 24 months effective after the closing of the transaction,

•
a three-phase rate reduction totaling 15%, beginning January 2006 and ending December 2010, to TNMP’s electric customers in southern New Mexico; the rate reduction, which includes TNMP’s annual synergy-savings allocation, will lower TNMP electric rates by $9.6 million in the first year, and

•	maintain PNM as the power supplier for TNMP’s New Mexico needs through 2010.

In addition, as part of the New Mexico settlement relating to the TNP acquisition, TNMP's current fuel and purchased power adjustment clauses will be eliminated no later than March 31, 2006. Also, the New Mexico settlement requires the integration of TNMP’s New Mexico assets into PNM effective January 1, 2007. The companies, however, will maintain separate rates, at a minimum,  through 2010.

PNMR and TNMP are not able to predict what rate treatment TNMP will receive following the expiration of the retail electric rate provisions in New Mexico. Some of the factors that influence rates are largely outside their control. In response to competitive, economic, political, legislative and/or regulatory pressures, TNMP may have to agree to further rate freezes, rate refunds or rate reductions, any or all of which could have a significant adverse effect on PNMR’s and TNMP’s business, financial position, results of operations and liquidity.

The ability of First Choice to attract and retain customers and its ability to mitigate the fluctuation in costs of energy supply could have a significant adverse effect on PNMR’s business, financial position, results of operations and liquidity.

As a result of the acquisition of TNP, PNMR is exposed to competition in the unregulated Texas retail electricity market through First Choice, which serves customers at price-to-beat rates and customers at competitive rates. In order to compete effectively in the Texas retail electricity market, First Choice must be able to attract and retain customers on the basis of cost and service, while managing the cost of its energy supply. The ability of First Choice to compete successfully in the Texas market could have a significant effect on PNMR’s business, financial position, results of operations and liquidity.

There are inherent risks in the operation of nuclear facilities, such as environmental, health and financial risks and the risk of terrorist attack.

PNM has a 10.2% undivided interest in PVNGS, with portions of its interests in Units 1 and 2 held under leases. PVNGS is subject to environmental, health and financial risks such as the ability to dispose of spent nuclear fuel, the ability to maintain adequate reserves for decommissioning, potential liabilities arising out of the operation of these facilities and the costs of securing the facilities against possible terrorist attacks and unscheduled outages due to equipment and other problems.  PNM maintains nuclear decommissioning trust funds and external insurance coverage to minimize its financial exposure to some of these risks; however, it is possible that damages could exceed the amount of insurance coverage. Although the decommissioning trust funds are designed to provide adequate funds for decommissioning at the end of the expected life of the PVNGS units, there is the risk of insufficient decommissioning trust funds in the event of early decommissioning of the units.

The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities. In the event of non-compliance, the NRC has the authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. In addition, if a serious nuclear incident were to occur at PVNGS, it could materially and adversely affect PNM’s and PNMR’s business, financial position, results of operations and liquidity. A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear unit.

PNMR’s and its electric subsidiaries’ financial performance may be adversely affected if their power plants and transmission and distribution system are not successfully operated.

General

PNMR’s and its electric subsidiaries’ financial performance depends on the successful operation of their generation, transmission and distribution assets. Unscheduled or longer than expected maintenance outages, other performance problems with the electric generation assets, severe weather conditions, accidents and other catastrophic events, disruptions in the delivery of fuel and other factors could reduce its excess generation capacity and therefore limit the electric subsidiaries’ ability to opportunistically sell excess power in the wholesale market. Diminished generation capacity could also result in the aggregate net open forward electric sales position being larger than forecasted generation capacity. If this were to occur, purchases of electricity in the wholesale market would be required under contracts priced at the time of execution or, if in the spot market, at the then-current market price. There can be no assurance that sufficient electricity would be available at reasonable prices, or at all, if such a situation were to occur. Failures of transmission or distribution facilities may also cause interruptions in the services the electric subsidiaries provide.  These potential generation, distribution and transmission problems, and any potentially related service interruptions, could result in lost revenues and additional costs.

PVNGS

During 2005, PVNGS had the lowest capacity factor (measured against maximum dependable capacity) that the plant has had since 1994. The equivalent availability for PVNGS was 76.0% for 2005. This reflects bottom quartile performance relative to the 103 operating reactors in the United States. There were nine unscheduled outages during 2005 that had a variety of causes. In 2004, the NRC determined that there had been a safety concern at PVNGS related to the safety injection systems for the three PVNGS units. This led to a "yellow" finding and a $50,000 civil penalty under the NRC’s reactor oversight process. A "yellow" finding places a unit in the "degraded safety cornerstone" column of the NRC’s performance matrix, which results in an enhanced NRC inspection regimen. During 2005, the NRC completed its enhanced inspection. The "yellow" finding remains unresolved.

APS has encountered tube cracking in the steam generators and has taken, and will continue to take, remedial actions that it believes have slowed the rate of tube degradation. The PVNGS Unit 2 steam generators were replaced in 2003, and the replacement of PVNGS Unit 1 steam generators was completed in December 2005. Installation of the PVNGS Unit 3 steam generators should be completed by December 2007.

APS has been operating PVNGS Unit 1 at reduced power levels since December 25, 2005 due to a vibration in the PVNGS Unit 1 shutdown cooling lines. As a result, PNM is receiving approximately 24 MW of power from PVNGS Unit 1 based on its 10.2% undivided interest in PVNGS.

Implementation of a potential solution preliminarily scheduled by APS for February 2006 was canceled after comprehensive analysis concluded that the desired improvement likely would not have been achieved. APS had informed PNM that it was in the process of formulating other potential remedies to address the issue and that it was scheduling another attempt to remedy this issue sometime in April 2006. APS has more recently informed PNM that the preferred solution will require Unit 1 to undergo an outage of approximately five weeks in order to effect the necessary modifications to Unit 1 and that it plans to begin this outage in the June 2006 timeframe. In addition, an outage of approximately one week for preparatory work will begin in mid-March 2006. This preferred solution was initially planned for installation in the spring of 2007.

The operation of PVNGS not only affects PNM’s ability to make off-system sales, but can also cause PNM to purchase power to serve its retail electric customers. Based on current forward market energy prices, PNM estimates that operation of PVNGS Unit 1 at the reduced power level could result in a reduction in consolidated gross margin, or operating revenues minus cost of energy sold, of $3.0 million to $4.0 million per month before income taxes. However, PNM is taking steps to mitigate the impact on consolidated gross margin while PVNGS Unit 1 operates at the reduced power level.

The financial performance of PNMR and PNM may be adversely affected if PVNGS Unit 1 cannot be operated at a satisfactory level or if the NRC imposes restrictions on operation of the plant or any of the three units at PVNGS.

The operations of PNMR and its operating subsidiaries are subject to risks beyond their control that may reduce their revenues.

The revenues of PNMR and its operating subsidiaries are affected by the demand for electricity and natural gas.  That demand can vary greatly based upon:

•	weather conditions, including hurricanes, seasonality and temperature extremes,

•	fluctuations in economic activity and growth in PNMR’s service area and the western region of the United States,

•	the extent of additional energy available from current or new competitors, and

•	the ability of First Choice to attract and retain customers.

Weather conditions will impact the revenues that PNMR and its operating subsidiaries obtain from electric retail and wholesale sales.  Temperature extremes, especially for prolonged periods, can dramatically increase the demand for electricity, as opposed to the effect of more moderate temperatures.  Temperature extremes inside the subsidiary’s service territory reduce the amount of power available to sell on the wholesale market.

Drought conditions in New Mexico generally, and especially in the Four Corners region, in which SJGS and the Four Corners Generating Station are located, may affect the water supply for PNM’s generating plants.  If adequate precipitation is not received in the watershed that supplies the Four Corners region, PNM may have to decrease generation at these plants, which would reduce PNM’s ability to sell excess power on the wholesale market and reduce its revenues. If the drought conditions continue or regulators or legislators take action to limit PNM’s supply of water, PNM’s and PNMR’s business may be adversely impacted. Although PNM has been able to maintain adequate access to water through supplemental contracts and voluntary shortage sharing agreements with tribes and other water users in the San Juan Basin, PNM cannot be certain that it will be able to do so in the future.

The inability to raise capital could limit PNMR’s ability to execute its growth strategy and finance its capital requirements, which could adversely affect PNMR’s business, financial position, results of operations and liquidity.

PNMR and its operating subsidiaries rely on access to both short-term money markets and longer-term capital markets as a source of liquidity for any capital requirements not satisfied by the cash flow from operations, which could include capital requirements for energy infrastructure investments and funding new projects. If PNMR and its operating subsidiaries are not able to access capital at competitive rates or at all, PNMR’s ability to implement its growth strategy and its ability to finance capital requirements, if needed, will be limited. Market disruptions or any downgrade of PNMR’s or its operating subsidiaries’ credit rating may increase the cost of borrowing or adversely affect their ability to raise capital through the issuance of securities or other borrowing arrangements, which could have a material adverse effect on their business, financial position, results of operations and liquidity. These disruptions could include:

•	an economic downturn,

•	changes in capital market conditions generally,

•	the bankruptcy of an unrelated energy company,

•	increased market prices for electricity and gas,

•	terrorist attacks or threatened attacks on facilities of PNMR’s operating subsidiaries or those of unrelated energy companies, and

•	deterioration in the overall health of the utility industry.

A significant reduction in the credit ratings of PNMR or its operating subsidiaries could materially and adversely affect their business, financial position, results of operations and liquidity.

PNMR, PNM and TNMP cannot be sure that any of their current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency. Any downgrade:

•	could increase borrowing costs, which would diminish financial results,

•	could require payment of a higher interest rate in future financings and the potential pool of investors and funding sources could decrease,

•	could increase borrowing costs under certain of existing credit facilities,

•	could also require the provision of additional support in the form of letters of credit or cash or other collateral to various counterparties,

•	could limit access to or increase the cost of access to the commercial paper market, and

•
below investment grade credit ratings would also require approvals from the NMPRC for new wholesale plant projects and for continuing to participate in wholesale plant projects of more than a certain dollar value and under certain conditions.

On January 20, 2006, S&P revised PNMR’s outlook from stable to negative and downgraded the commercial paper of PNMR and PNM from A-2 to A-3, citing concerns about reduced plant availability at PVNGS, the higher cost of replacement power due to high natural gas prices and the lack of a fuel adjustment clause that would permit PNM to pass these costs to customers. The ratings action by S&P has increased short-term borrowing costs for PNMR and PNM and could increase long-term borrowing costs for PNMR and PNM.

The ratings from rating agencies reflect only the views of such rating agencies and are not recommendations to buy, to sell or to hold our securities. Each rating should be evaluated independently of any other rating. Any downgrade or withdrawal of PNMR’s, PNM’s or TNMP’s current ratings may have an adverse effect on the market price of their outstanding debt.

Costs of environmental compliance, liabilities and litigation could exceed estimates by PNMR’s and its operating subsidiaries, which could adversely affect their business, financial position, results of operations and liquidity.

Compliance with federal, state and local environmental laws and regulations may result in increased capital, operating and other costs, including remediation and containment expenses and monitoring obligations. PNMR, PNM and TNMP cannot predict how they would be affected if existing environmental laws and regulations were revised, or if new environmental laws and regulations seeking to protect the environment were adopted, but any such changes could increase their financing requirements or otherwise adversely affect their business, financial position, results of operations and liquidity, unless increased environmental costs are recovered in customer rates. Revised or additional laws and regulations could also result in additional operating restrictions on their facilities or increased compliance costs that may not be fully recoverable in rates, thereby reducing net income. For example, any future changes in the interpretation of the Clean Air Act’s new source review provisions could potentially increase operating and maintenance costs substantially. Similarly, in March 2005, the EPA adopted the Clear Air Act Mercury Rule, which is intended to reduce mercury emissions from coal-fired generation plants. PNMR and PNM cannot be certain how this rule will affect them.

In addition, PNM or TNMP may be designated as a responsible party for environmental clean up at a site identified by a regulatory body. PNMR, PNM and TNMP cannot predict with certainty the amount and timing of all future expenditures related to environmental matters because of the difficulty of estimating clean-up and compliance costs, and the possibility that changes will be made to the current environmental laws and regulations. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all potentially responsible parties. Failure to comply with environmental laws and regulations, even if caused by factors beyond PNM’s or TNMP’s control, may result in the assessment of civil or criminal penalties and fines.

PNMR’s business, results of operations and financial position may be adversely affected if PNMR and its operating subsidiaries do not successfully compete for wholesale customers and generation plant acquisition opportunities. Wholesale plants will be exposed to price risk to the extent they must compete for the sale of energy and capacity.

As a result of the changing regulatory environment and the relatively low barriers to entry (which include, in addition to open access transmission service, relatively low construction costs for new generating facilities), PNMR expects competition to steadily increase. This increased competition could affect load forecasts, acquisition opportunities and wholesale energy sales and related revenues. Since PNM’s sales in the wholesale electric market accounted for approximately 58% of total MWh sales in 2005, the impact of these changes on PNMR’s and PNM’s financial results could be material. The effect on results of operations and financial position could vary depending on the extent to which:

•	PNMR and its operating subsidiaries are able to acquire additional generation to compete in the wholesale market,

•	new opportunities are created for the expansion of wholesale load, and

•	current wholesale customers elect to purchase from other suppliers after existing contracts expire.

As of December 31, 2005, PNM’s long-term contracts to supply power ranged from 1 to 14.5 year terms with an average term of 5.3 years. PNM’s ability to renew these contracts at terms comparable to those currently in place is dependent upon prevailing market conditions at the time of negotiations.

To the extent electric capacity generated by wholesale plants is not under contract to be sold, the business, results of operations and financial position of PNMR and PNM will generally depend on the prices that can be obtained for energy and capacity in New Mexico, in Texas (if the proposed acquisition of Twin Oaks is completed) and in adjacent markets.

PNMR and its operating subsidiaries may not be able to mitigate fuel and wholesale electricity pricing risks, which could result in unanticipated liabilities or increased volatility in earnings.

The business and operations of PNMR and its operating subsidiaries are subject to changes in purchased power prices and fuel costs that may cause increases in the amounts that must be paid for power supplies on the wholesale market and the cost of producing power in owned generation plants. Prices for electricity, fuel and natural gas may fluctuate substantially over relatively short periods of time and expose PNMR and its operating subsidiaries to significant commodity price risks.

Among the factors that could affect market prices for electricity and fuel are:

•
prevailing market prices for coal, oil, natural gas and other fuels used in the generation plants of PNMR and its operating subsidiaries, including associated transportation costs, and supplies of such commodities,

•	prevailing market conditions in the general wholesale electricity market,

•	liquidity in the commodity markets,

•	the rate of growth in electricity as a result of population changes, regional economic conditions and the implementation of conservation programs,

•	weather conditions impacting demand for electricity or availability of hydroelectric power or fuel supplies,

•	changes in the regulatory framework for the commodities markets that PNMR and its operating subsidiaries rely on for purchased power and fuel,

•
the actions of external parties, such as the FERC or independent system operators, that may impose price limitations and other mechanisms to address some of the volatility in the United States’ western energy markets,

•	changes in federal and state energy and environmental laws and regulations,

•	union and labor relations, and

•	natural disasters, wars, embargoes and other catastrophic events.

PNMR and its operating subsidiaries rely on derivatives such as forward contracts, futures contracts, options and swaps to manage these risks. They attempt to manage their exposure from these activities through enforcement of established risk limits and risk management procedures. PNMR and its operating subsidiaries cannot be certain that these strategies will be successful in managing pricing risk, or that they will not result in net liabilities as a result of future volatility in these markets.

Impairments of tangible long-lived assets of PNMR, PNM and TNMP could adversely affect their business, financial position, liquidity and results of operations.

PNMR, PNM and TNMP evaluate their tangible long-lived assets for impairment whenever indicators of impairment exist pursuant to SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). These potential impairment triggers could include changing customer purchase commitments and market share; fluctuating market prices resulting from weather patterns; changing fuel costs; industry deregulation and other economic and market conditions and trends. Except as described below, PNMR, PNM and TNMP determined that no triggering events occurred during the period for their tangible long-lived assets.

PNM determined that as of December 31, 2005, its D-11 steam turbine, which is in a temporary storage facility in southern New Mexico, was impaired in the amount of approximately $15.0 million. The D-11 steam turbine was impaired since it is no longer being utilized in the Afton generation facility and has been designated as available for sale.

PNM will continue to analyze all tangible long-lived assets for impairment on an on-going basis in accordance with SFAS 144.

Impairments of goodwill and intangible assets of PNMR and its subsidiaries could adversely affect their business, financial position, liquidity and results of operations.

As a result of the acquisition of TNP in 2005, PNMR recorded $499.2 million of goodwill composed of $456.1 million of goodwill at TNMP and $43.1 million of goodwill at FCP. As required by SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), PNMR and TNMP will evaluate goodwill for impairment annually and between annual tests whenever indicators of impairment exist. Impairment of goodwill exists when the carrying amount of goodwill exceeds its implied fair value.

PNMR also recorded $79.3 million of other intangible assets as a result of its acquisition of TNP. Of the $79.3 million of acquired intangible assets, $68.8 million was assigned to the trade name “First Choice.” The trade name has an indefinite useful life and therefore, no amortization will be recognized until its useful life is determined to be no longer indefinite. As required by SFAS 142, PNMR evaluates the First Choice trade name for impairment annually and between annual tests whenever indicators of impairment exist. PNMR evaluates the useful life of the First Choice trade name each reporting period as required by SFAS 142 to determine whether events or circumstances continue to support an indefinite useful life.

The remaining $10.5 million of acquired intangible assets was assigned to the First Choice customer list. The useful life of the customer list is estimated to be eight years and is being amortized on a straight-line basis over eight years. As required by SFAS 144, PNMR evaluates the First Choice customer list for impairment whenever indicators of impairment exist. PNMR evaluates the remaining useful life of the First Choice customer list each reporting period as required by SFAS 144 to determine whether events or circumstances continue to support the remaining amortization period.

Due to the significant amounts of goodwill and intangible assets recorded by PNMR and its subsidiaries, the impairment of goodwill or intangible assets could adversely affect their business, financial position, liquidity and results of operations.

Actual results could differ from estimates used to prepare PNMR’s, PNM’s and TNMP’s financial statements.

In preparing the financial statements in accordance with GAAP, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex, and actual results could differ from those estimates. For more information about these estimates and assumptions, see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies” and Footnote 1 in the Notes to Consolidated Financial Statements.

Provisions of PNMR’s organizational documents, as well as several other statutory and regulatory factors, will limit another party’s ability to acquire PNMR and could deprive PNMR’s shareholders of the opportunity to gain a takeover premium for shares of PNMR’s common stock.

PNMR’s restated articles of incorporation and by-laws include a number of provisions that may have the effect of discouraging persons from acquiring large blocks of PNMR’s common stock or delaying or preventing a change in control of PNMR. The material provisions that may have such an effect include:

•
authorization for the PNMR Board to issue PNMR’s preferred stock in series and to fix rights and preferences of the series (including, among other things, whether, and to what extent, the shares of any series will have voting rights, subject to certain limitations, and the extent of the preferences of the shares of any series with respect to dividends and other matters),

•	advance notice procedures with respect to any proposal other than those adopted or recommended by PNMR’s Board, and

•
provisions specifying that only a majority of the Board, the chairman of the Board, the president or holders of not less than one-tenth of all of PNMR's shares entitled to vote may call a special meeting of stockholders.

Under the New Mexico Public Utility Act, NMPRC approval is required for certain transactions that may result in PNMR’s change in control or exercise of control. Certain acquisitions of PNMR’s outstanding voting securities would also require FERC approval under the FERC's authority resulting from the Energy Policy Act and the repeal of PUHCA. See Note 17 in the Notes to Consolidated Financial Statements for further discussion.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

PNMR

The significant properties owned by PNMR include those owned by PNM and TNMP and are disclosed below.

PNM

Electric

PNM’s ownership and capacity in electric generating stations in commercial service as of December 31, 2005 follow:

Total Net
Generation
Capacity
Type	Name	Location	(MW)

Coal	SJGS (a)	Waterflow, New Mexico	765
Coal	Four Corners (b)	Fruitland, New Mexico	192
Gas/Oil	Reeves Station	Albuquerque, New Mexico	154
Gas/Oil	Las Vegas (c)	Las Vegas, New Mexico	18
Gas/Oil	Afton (d)	La Mesa, New Mexico	141
Gas	Lordsburg (e)	Lordsburg, New Mexico	72
Nuclear	PVNGS (f)	Wintersburg, Arizona	402	(g)
			1,744

(a)	SJGS Units 1, 2 and 3 are 50% owned by PNM; SJGS Unit 4 is 38.5% owned by PNM.
(b)	Four Corners Units 4 and 5 are 13% owned by PNM.
(c)	PNM has filed with the NMPRC for approval to close the Las Vegas Generating Station in 2006.
(d)
Subject to NMPRC approval, PNM plans to convert Afton to a combined cycle plant and bring Afton into retail rates, with 50% of Afton's capacity designated to serve PNM's customers and the other 50% designated to serve TNMP's New Mexico customers.

(e)
PNM’s Lordsburg plant was built to serve wholesale customers and other sales rather than New Mexico retail customers and, therefore, is not currently included in the retail rates. However, it is possible that this plant may be needed in the future to serve the growing retail load.

(f)
PNM is entitled to 10.2% of the power and energy generated by PVNGS. PNM has a 10.2% ownership interest in Unit 3 and has leasehold interests in approximately 7.9% of Units 1 and 2 and an ownership interest in approximately 2.3% of Units 1 and 2.

(g)	For load and resource purposes, PNM has notified the NMPRC that the maximum dependable capacity rating for PVNGS is 395 MW.

Fossil-Fueled Plants

SJGS is located in northwestern New Mexico, and consists of four units operated by PNM. Units 1, 2, 3 and 4 at SJGS have net rated capacities of 327 MW, 316 MW, 497 MW and 507 MW, respectively. SJGS Units 1 and 2 are owned on a 50% shared basis with Tucson. SJGS Unit 3 is owned 50% by PNM, 41.8% by SCPPA and 8.2% by Tri-State. SJGS Unit 4 is owned 38.457% by PNM, 28.8% by M-S-R Public Power Agency, 10.04% by Anaheim, 8.475% by Farmington, 7.2% by Los Alamos and 7.028% by UAMPS.

PNM also owns 192 MW of net rated capacity derived from its 13% interest in Units 4 and 5 of Four Corners located in northwestern New Mexico on land leased from the Navajo Nation and adjacent to available coal deposits. Units 4 and 5 at Four Corners are jointly owned with SCE, APS, Salt River Project, Tucson and EPE and are operated by APS.

Four Corners and a portion of the facilities adjacent to SJGS are located on land held under easements from the United States and also under leases from the Navajo Nation. The enforcement of these leases could require Congressional consent. PNM does not deem the risk that is associated with the enforcement of these easements and leases to be material. However, PNM is dependent in some measure upon the willingness and ability of the Navajo Nation to protect these leased properties.

PNM owns 154 MW of generation capacity at Reeves Station in Albuquerque and 18 MW of generation capacity at Las Vegas Station in Las Vegas, New Mexico. PNM also owns Afton, a 141 MW gas or oil fired combustion turbine plant in La Mesa, New Mexico, and Lordsburg, a 72 MW gas fired combustion turbine generator in Lordsburg, New Mexico. In addition, PNM has 132 MW of generation capacity in Albuquerque under an operating lease. These power sources are used primarily for peaking and transmission support. During times of excess capacity, these resources have been used to augment PNM’s wholesale power trading activities. PNM owns a one-third interest in a partially constructed, combined-cycle power plant near Deming, New Mexico, called Luna. The facility is expected to be completed no later than the second quarter of 2006 and is designed to be capable of producing 570 MW, of which PNM will be entitled to 190 MW. PNM plans to convert Afton to a combined cycle plant and bring Afton into retail rates, with 50% of Afton's capacity designated to serve PNM's customers and 50% designated to serve TNMP's New Mexico customers. (See “Sources of Power” in Item 1. “Business.”)

Nuclear Plant

PNM’s Interest in PVNGS

PNM is participating in the three units of PVNGS, also known as the Arizona Nuclear Power Project, with APS (the operating agent), Salt River Project, EPE, SCE, SCPPA and the Department of Water and Power of the City of Los Angeles. PNM has a 10.2% undivided interest in PVNGS, with portions of its interests in Units 1 and 2 held under leases.

Other PVNGS Matters

See Note 16 in the Notes to Consolidated Financial Statements for information on other PVNGS matters.

Transmission and Distribution

As of December 31, 2005, PNM owned, jointly owned or leased, 2,897 circuit miles of electric transmission lines, 4,077 miles of distribution overhead lines, 4,504 cable miles of underground distribution lines (excluding street lighting) and 237 substations.

Gas

As of December 31, 2005, the natural gas properties consisted primarily of natural gas storage, transmission and distribution systems. Provisions for storage made by PNM include ownership and operation of an underground storage facility located near Albuquerque. The transmission systems consisted of 1,578 miles of pipe and compression facilities. The distribution systems consisted of 12,205 miles of pipe.

Other Information

PNM’s electric and gas transmission and distribution lines are generally located within easements and rights-of-way on public, private and Native American lands. PNM leases interests in PVNGS Units 1 and 2 and related property, EIP and associated equipment, data processing, communication, office and other equipment, office space, joint use utility poles, vehicles and real estate. PNM also owns and leases service and office facilities in Albuquerque and in other areas throughout its service territory.

TNMP

TNMP’s facilities are located within its Texas and New Mexico service areas. TNMP’s Texas transmission and distribution facilities are located in three non-contiguous areas. One area extends from Lewisville, which is approximately 10 miles north of the Dallas-Fort Worth International Airport, eastward to municipalities near the Red River, and to communities north, west, and south of Fort Worth. The second area includes counties along the Texas Gulf Coast between Houston and Galveston, and the third area includes portions of far west Texas between Midland and El Paso. TNMP’s New Mexico transmission and distribution facilities are located in southwest and south central New Mexico, including the cities of Alamogordo, Ruidoso, Sliver City, Lordsburg and surrounding communities. TNMP also owns and leases service and office facilities in other areas throughout its service territory.

ITEM 3. LEGAL PROCEEDINGS

See Note 16 in the Notes to Consolidated Financial Statements for information related to the following matters for PNMR, PNM and TNMP, incorporated in this item by reference.

•	Tax Refund Litigation
•	PVNGS Water Supply Litigation
•	San Juan River Adjudication
•	Navajo Nation Environmental Issues
•	Citizen Suit Under the Clean Air Act
•	Excess Emissions Reports
•	Santa Fe Generating Station
•	Natural Gas Royalties Qui Tam Litigation
•	Asbestos Cases
•	SESCO Matter (for both PNM and TNMP)
•	Archaeological Site Disturbance
•	Legal Proceedings discussed under the caption "Western United States Wholesale Power Market"
•	Wholesale Power Marketing Antitrust Suit
•	TNMP True-Up Proceeding
•	Power Resource Group Litigation

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

SUPPLEMENTAL ITEM - EXECUTIVE OFFICERS OF PNM RESOURCES, INC.

All officers are elected annually by the Board of the PNMR. Executive officers, their ages as of February 26, 2006 and offices held with PNMR for the past five years, or other companies if less than five years with PNMR, are as follows:

Name	Age	Office	Initial Effective Date

J. E. Sterba	50	Chairman, President and Chief Executive Officer	December 2001
		Chairman, President and Chief Executive Officer, PNM	October 2000
		President and Chief Executive Officer, PNM	June 2000
		President, PNM	March 2000

C. N. Eldred [1]	52	Senior Vice President and Chief
		Financial Officer	January 2006
Vice President and Chief Financial Officer,
		Omaha Public Power District	November 1999

A. A. Cobb	58	Senior Vice President and Chief Administrative Officer	June 2005
Senior Vice President, Peoples Services and
		Development	December 2001
Senior Vice President, Peoples Services and
		Development, PNM	September 2001
		Global Human Resources Officer, Clientlogic	November 1999

P. T. Ortiz	56	Senior Vice President and General Counsel	June 2005
		Senior Vice President, General Counsel and Secretary	December 2001
Senior Vice President, General Counsel and
		Secretary, PNM	August 1999

W.J. Real	57	Senior Vice President, Public Policy (PNMR and PNM)	July 2002
Executive Vice President, Power Production
		and Marketing	December 2001
Executive Vice President, Power Production
		and Marketing, PNM	January 1999

H. W. Smith [2]	48	Senior Vice President, Energy Resources (PNMR and PNM)	March 2004
Vice President, Energy Supply, Trading and
		Services, TECO Energy, Inc.	January 2001

W.D Hobbs [3]	62	Senior Vice President, Customer and Delivery Services	June 2005
Senior Vice President and Chief Operations
		Officer, TNMP	August 2002
Vice President, Transmission and
		Distribution Operations, TNMP	June 2002
Vice President, Texas Transmission and
		Distribution Operations, TNMP	October 2000

J. D. Shorter [4]	40	Senior Vice President	April 2005
		Managing Partner, Wolfrox Partners LLP	August 2004
Senior Vice President, North America
		Commercial Operations, TXU Corp.	June 2003
		Vice President and Director of Trading, TXU Corp.	March 1999

T. G. Sategna	52	Vice President and Corporate Controller (PNMR and PNM)	October 2003
		Controller, Utility Operations (PNMR and PNM)	August 2002
		Controller, Electric and Gas	December 2001
		Controller, Electric and Gas Services, PNM	May 2000

1 C. N. Eldred was Chief Financial Officer at Omaha Public Power District prior to joining PNMR. Prior to that he was head of financing and capital markets for Southern Company. At Southern Company Mr. Eldred executed debt and equity financing strategies and managed rating agency and investment banking relationships associated with capital markets.

2 H.W. Smith had 25-years of experience in the utility industry prior to joining PNMR, which included executive-level experience in marketing and customer service, economic development, generation development and engineering.

3 W.D. Hobbs had more than 24 years of experience in engineering, power production, business development and utility operations prior to joining PNMR. He most recently served as Senior Vice President and Chief Operations Officer for TNMP.

4 J. D. Shorter had more than 16 years of experience in strategic planning, pricing and wholesale power marketing prior to joining PNMR, including extensive knowledge of the deregulated market in Texas.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED
        STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PNMR’s common stock is traded on the New York Stock Exchange. On May 18, 2004, PNMR’s Board approved a 3-for-2 stock split effective on June 11, 2004 for shareholders of record on June 1, 2004. All references to numbers of shares outstanding and per share amounts have been restated to reflect the stock split.

Ranges of sales prices of PNMR’s common stock, reported as composite transactions (Symbol: PNM), and dividends declared on the common stock for 2005 and 2004, by quarters, are as follows:

Quarter Ended	Range of Sales Prices		Dividends
	High	Low	Per Share
2005
December 31	$29.22	$24.03	$0.200
September 30	$30.45	$27.62	$0.400
June 30	$30.38	$26.12	$ -
March 31	$28.20	$23.83	$0.185
Fiscal Year	$30.45	$23.83	$0.785

2004
December 31	$26.11	$22.57	$0.185
September 30	$22.75	$20.09	$0.160
June 30	$20.87	$18.70	$0.160
March 31	$21.20	$18.77	$0.160
Fiscal Year	$26.11	$18.70	$0.665

Dividends declared during the quarter ended September 30, 2005 include a $0.20 per share dividend declared on July 19, 2005 for the quarter ended June 30, 2005 and a $0.20 per share dividend declared on September 27, 2005 for the quarter ended September 30, 2005.

On July 19, 2005, PNMR’s Board approved an 8.0% increase in the common stock dividend. The increase raised the quarterly dividend to $0.20 per share, for an indicated annual dividend of $0.80 per share. On February 14, 2006, the Board approved a 10.0% increase in the Company's common stock dividend for an indicated annual rate of $0.88 per share. PNMR targets a payout ratio of 50% to 60% of consolidated earnings.

On February 28, 2006, there were 14,350 holders of record of the Company’s common stock.

See Part II. Item 7. “Management’s Discussion and Analysis of Results of Operation and Financial Condition - Liquidity and Capital Resources - Dividends,” for a discussion on the payment of future dividends.

See Part III. Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Cumulative Preferred Stock

PNMR

PNMR does not have any cumulative preferred stock outstanding.

PNM

PNM is not aware of any active trading market for its cumulative preferred stock. Quarterly cash dividends were paid on PNM’s outstanding cumulative preferred stock at the stated rates during 2005 and 2004.

Sales of Unregistered Securities

None not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data and comparative operating statistics should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operation. All references to numbers of shares outstanding and per share amounts have been restated to reflect the 3-for-2 stock split that occurred on June 11, 2004. PNMR results include TNP results are included from the date of acquisition, June 6, 2005, in the table below.

PNM RESOURCES, INC. AND SUBSIDIARIES

	2005	2004	2003	2002	2001
	(In thousands except per share amounts and ratios)
Total Operating Revenues	$2,076,810	$1,604,792	$1,455,653	$1,118,694	$2,254,178
Net Earnings Before Cumulative Effect of Changes
in Accounting Principles	$68,153	$87,686	$58,552	$63,686	$149,847
Net Earnings	$67,227	$87,686	$95,173	$63,686	$149,847
Net Earnings per Common Share
Basic	$1.02	$1.45	$1.60	$1.09	$2.55
Diluted	$1.00	$1.43	$1.58	$1.07	$2.51
Cash Flow Data
Net cash flows provided from operating activities	$210,451	$235,142	$225,915	$97,359	$327,346
Net cash flows used in investing activities	$(154,643)	$(143,838)	$(98,790)	$(200,427)	$(407,014)
Net cash flows generated (used) by financing activities	$(4,804)	$(86,803)	$(118,133)	$78,362	$385
Total Assets	$5,124,709	$3,487,635	$3,378,629	$3,247,227	$3,127,602
Long-Term Debt	$1,746,395	$987,823	$987,210	$980,092	$953,884
Common Stock Data
Market price per common share at year end	$24.49	$25.29	$18.73	$15.88	$18.63
Book value per common share at year end	$19.51	$18.20	$18.07	$16.60	$17.25
Average number of common shares outstanding	65,928	60,414	59,620	58,677	58,677
Dividends declared per common share	$0.785	$0.665	$0.600	$0.587	$0.533
Return on average common equity	5.6%	8.1%	9.3%	6.4%	15.5%
Capitalization
Common stockholders’ equity	42.3%	52.4%	51.9%	49.5%	50.8%
Preferred stock without mandatory redemption
requirements	0.4	0.6	0.6	0.7	0.6
Long-term debt	57.3	47.0	47.5	49.8	48.6
	100.0%	100.0%	100.0%	100.0%	100.0%

PNM RESOURCES, INC. AND SUBSIDIARIES
COMPARATIVE OPERATING STATISTICS

	2005	2004	2003	2002	2001
Regulated Operations
PNM Electric MWh Sales
Residential	2,652,475	2,509,449	2,405,488	2,298,542	2,197,889
Commercial	3,526,133	3,450,503	3,379,147	3,254,576	3,213,208
Industrial	1,277,156	1,283,769	1,292,711	1,612,723	1,603,266
Other	256,202	253,393	247,255	267,070	240,934
Total PNM Electric MWh Sales	7,711,966	7,497,114	7,324,601	7,432,911	7,255,297
TNMP Electric MWh Sales *
Residential	1,859,020	-	-	-	-
General Services	144,203	-	-	-	-
Primary/Economy/Transmission	1,311,208	-	-	-	-
Secondary	1,174,587	-	-	-	-
Municipal/Lighting	86,307	-	-	-	-
Total TNMP MWh Sales	4,575,325	-	-	-	-
PNM Gas Throughput - Decatherms
(In thousands):
Residential	28,119	30,618	27,416	29,627	27,848
Commercial	10,554	11,639	10,810	12,009	10,421
Industrial	369	413	485	749	3,920
Transportation	37,013	43,208	50,756	44,889	51,395
Other	9,780	13,871	5,510	4,807	4,355
Total PNM Gas Throughput	85,835	99,749	94,977	92,081	97,939
Unregulated Operations
PNM Wholesale MWh Sales
Long-term contracts	2,516,907	2,943,372	2,469,707	844,169	1,463,031
Short-term sales	8,069,751	9,057,172	9,432,297	8,605,985	11,133,669
Total PNM Wholesale MWh Sales	10,586,658	12,000,544	11,902,004	9,450,154	12,596,700
First Choice MWh Sales *
Residential	1,591,005	-	-	-	-
Mass-market	400,839	-	-	-	-
Mid-market	478,531	-	-	-	-
Other	29,780	-	-	-	-
Total First Choice MWh Sales	2,500,155	-	-	-	-

* TNMP and First Choice are reported from the date of acquisition, June 6, 2005.

Under TECA, customers of TNMP Electric in Texas can choose First Choice or any other REP to provide energy. However, TNMP Electric delivers energy to customers within its service area regardless of the REP chosen. Therefore, TNMP Electric earns revenue for energy delivery and First Choice earns revenue on the usage of that energy by its customers. The MWh reported above for TNMP Electric and First Choice include approximately 1,644,675 MWh used by customers of TNMP Electric who have chosen First Choice as their REP.

PNM RESOURCES, INC. AND SUBSIDIARIES
COMPARATIVE OPERATING STATISTICS

	2005	2004	2003		2002	2001
	(In thousands)

Regulated Operations
PNM Electric Revenues
Residential	$ 216,890	$ 206,950	$ 203,710		$ 197,174	$ 187,600
Commercial	254,480	251,092	252,876		247,800	242,372
Industrial	61,146	61,905	64,549		82,009	82,752
Transmission	21,509	18,327	19,453		23,857	26,553
Other	19,951	20,138	19,876		19,956	19,949
Total PNM Electric Revenues	$ 573,976	$ 558,412	$ 560,464		$ 570,796	$ 559,226
TNMP Electric Revenues *
Residential	$ 57,732	$ -	$ -		$ -	$ -
General Services	18,864	-	-		-	-
Primary/Economy/Transmission	25,815	-	-		-	-
Secondary	29,925	-	-		-	-
Municipal/Lighting	5,311	-	-		-	-
Other	16,703	-	-		-	-
Total TNMP Revenues	$ 154,350	$ -	$ -		$ -	$ -
PNM Gas Revenues
Residential	$ 311,043	$ 292,163	$ 226,799		$ 176,284	$ 221,409
Commercial	98,929	92,128	72,269		53,734	65,654
Industrial	3,375	2,889	2,820		2,872	27,519
Transportation	13,813	15,274	18,906		17,735	20,188
Other	84,282	88,467	37,473		26,781	36,495
Total PNM Gas Revenues	$ 511,442	$ 490,921	$ 358,267		$ 277,406	$ 371,265
Unregulated Operations
PNM Wholesale Revenues
Long-term contracts	$ 154,692	$ 158,085	$ 135,674		$ 58,546	$ 77,250
Short-term sales	473,336	430,158	417,486	(a)	285,234	1,244,899
Total PNM Wholesale Revenues	$ 628,028	$ 588,243	$ 553,160		$ 343,780	$1,322,149
First Choice Revenues *
Residential	$ 198,218	$ -	$ -		$ -	$ -
Mass-market	53,111	-	-		-	-
Mid-market	46,584	-	-		-	-
Other	18,417	-	-		-	-
Total First Choice Revenues	$ 316,330	$ -	$ -		$ -	$ -

* TNMP and First Choice are reported from the date of acquisition, June 6, 2005.

(a) Includes intersegment sales of $1,535 in 2003.

PNM RESOURCES, INC. AND SUBSIDIARIES
COMPARATIVE OPERATING STATISTICS

	2005	2004	2003	2002	2001
Regulated Operations
PNM Electric Customers
Residential	378,116	367,491	358,099	345,588	340,656
Commercial	44,721	43,425	42,391	41,092	40,065
Industrial	281	290	296	311	377
Other	838	818	822	796	924
Total PNM Electric Customers	423,956	412,024	401,608	387,787	382,022
TNMP Electric Customers *
Residential	222,688	-	-	-	-
General Services	6,147	-	-	-	-
Primary/Economy/Transmission	208	-	-	-	-
Secondary	29,038	-	-	-	-
Municipal/Lighting	2,188	-	-	-	-
Total TNMP Customers	260,269	-	-	-	-
PNM Gas Customers
Residential	440,624	430,578	421,104	411,642	404,753
Commercial	35,136	34,993	34,645	35,194	32,894
Industrial	42	47	46	58	50
Transportation	26	23	40	27	34
Other	2,654	2,931	2,983	3,664	3,528
Total PNM Gas Customers	478,482	468,572	458,818	450,585	441,259
Unregulated Operations
PNM Wholesale Customers
Long-term and short-term	76	68	72	76	79
Total PNM Wholesale Customers	76	68	72	76	79
First Choice Customers *
Residential	178,128	-	-	-	-
Mass-market	23,914	-	-	-	-
Mid-market	6,649	-	-	-	-
Other	1,760	-	-	-	-
Total First Choice Customers	210,451	-	-	-	-
PNM Generation Statistics
Reliable Net Capability - MW	1,744	1,729	1,742	1,734	1,521
Coincidental Peak Demand - MW	1,779	1,655	1,661	1,478	1,431
Average Fuel Cost per Million BTU	$ 1.4711	$ 1.3751	$ 1.4120	$ 1.3910	$ 1.6007
BTU per KWh of Net Generation	10,706	10,442	10,854	10,568	10,549

* TNMP and First Choice are reported from the date of acquisition, June 6, 2005.

The customers reported above for TNMP Electric and First Choice include 150,787 customers of TNMP who have chosen First Choice as their REP. These TNMP Electric customers are also included in the First Choice segment.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operation for PNMR, PNM and TNMP is presented both on a combined basis as applicable, and on a separate basis. For discussion purposes, this report will use the term “Company” when discussing matters of common applicability to PNMR, PNM and TNMP. Discussions regarding specific contractual obligations generally reference the entity that is legally obligated. In the case of contractual obligations of PNM and TNMP, these obligations are consolidated with PNMR and its subsidiaries under GAAP. A reference to a “Note” in this Item 7 refers to the accompanying Notes to Consolidated Financial Statements.

RESULTS OF OPERATION - EXECUTIVE SUMMARY

During 2005, the Company's results were impacted by unexpected plant outages and the extension of planned outages, particularly at PVNGS, higher purchased power costs and charges for refinancing and TNP acquisition integration costs. As experienced in its 2005 results, the Company expects that the TNP acquisition will be accretive to earnings in 2006, the first full year of operation after the transaction was completed. This expectation is based on certain assumptions, including assumptions related to interest rates and market prices for power, among other things. In 2005, the market price of natural gas across the United States increased significantly, due to a hot 2005 summer, which led to more demand from natural gas-fired power plants, as well as due to the hurricanes in the Gulf Coast region of the United States. The Company cannot predict what impact the increase in market prices for natural gas will have on its future results of operations.

PNM is a participant in PVNGS, of which APS is the operating agent. During 2005, PVNGS had the lowest capacity factor (measured against maximum dependable capacity) that the plant has had since 1994. The equivalent availability for PVNGS was 76.0% for 2005. This reflects bottom quartile performance relative to the 103 operating reactors in the United States. There were nine unscheduled outages during 2005 that had a variety of causes. In 2004, the NRC determined that there had been a safety concern at PVNGS related to the safety injection systems for the three PVNGS units. This led to a "yellow" finding and a $50,000 civil penalty under the NRC’s reactor oversight process. A "yellow" finding places a unit in the "degraded safety cornerstone" column of the NRC’s performance matrix, which results in an enhanced NRC inspection regimen. During 2005, the NRC completed its enhanced inspection. The "yellow" finding remains unresolved.

PVNGS has encountered tube cracking in the steam generators. The PVNGS Units 2 steam generators were replaced in 2003 and the replacement of PVNGS Unit 1 steam generators was completed in December 2005. Completion of installation of the PVNGS Unit 3 steam generators is expected by December 2007.

APS has been operating PVNGS Unit 1 at reduced power levels since December 25, 2005 due to a vibration in the PVNGS Unit 1 shutdown cooling lines. As a result, PNM is receiving approximately 24 MW of power from PVNGS Unit 1 based on its 10.2% undivided interest in PVNGS.

Implementation of a potential solution preliminarily scheduled by APS for February 2006 was canceled after comprehensive analysis concluded that the desired improvement likely would not have been achieved. APS had informed PNM that it was in the process of formulating other potential remedies to address the issue and that it was scheduling another attempt to remedy this issue sometime in April 2006. APS has more recently informed PNM that the preferred solution will require Unit 1 to undergo an outage of approximately five weeks in order to effect the necessary modifications to Unit 1 and that it plans to begin this outage in the June 2006 timeframe. In addition, an outage of approximately one week for preparatory work will begin in mid-March 2006. This preferred solution was initially planned for installation in the spring of 2007.

The operation of PVNGS not only affects PNM’s ability to make off-system sales, but can also cause PNM to purchase power to serve its retail electric customers. Based on current forward market energy prices, PNM estimates that operation of PVNGS Unit 1 at the reduced power level could result in a reduction in consolidated gross margin, or operating revenues minus cost of energy sold, of $3.0 million to $4.0 million per month before income taxes. However, PNM is taking steps to mitigate the impact on consolidated gross margin while PVNGS Unit 1 operates at the reduced power level.

The Company is positioned as a merchant utility, primarily operating as a regulated energy service provider. The Company is engaged in the sale and marketing of electricity in the competitive wholesale energy marketplace. In addition, through First Choice, the Company is a retail electric provider in Texas under legislation that established retail competition. PNM is under the jurisdiction of the NMPRC while TNMP operates under the jurisdiction of the PUCT in Texas and the NMPRC in New Mexico.

Regulated Operations

The regulated operations strategy is directed at supplying reasonably priced and reliable energy to retail customers through customer-driven operational excellence, high quality customer service, cost efficient processes and improved overall organizational performance.

PNM Electric

PNM Electric is an integrated electric utility that consists of generation, transmission and distribution of electricity for retail electric customers in New Mexico and the sale of transmission to third parties as well as to PNM Wholesale and TNMP Electric. PNM Electric provides retail electric service to a large area of north central New Mexico, including the cities of Albuquerque and Santa Fe, and certain other areas of New Mexico. Customer rates for retail electric service are set by the NMPRC based on the provisions of the Global Electric Agreement. (See Note 17.) PNM Electric owns or leases transmission lines, interconnected with other utilities in New Mexico, south and east into Texas, west into Arizona, and north into Colorado and Utah.

PNM Gas

PNM Gas distributes natural gas to most of the major communities in New Mexico, including two of New Mexico’s three largest metropolitan areas, Albuquerque and Santa Fe. The customer base for PNM Gas includes both sales-service customers and transportation-service customers. PNM Gas operates under a purchase gas adjustment clause that allows it to purchase natural gas in the open market and resell it at cost to its distribution customers. As a result, increases or decreases in gas revenues resulting from wholesale gas price fluctuations do not impact PNM’s consolidated gross margin or earnings.

TNMP Electric

TNMP Electric is a regulated utility operating in Texas and New Mexico. In Texas, TNMP provides regulated transmission and distribution services under TECA. In New Mexico, TNMP provides integrated electric services that include the transmission, distribution, purchase and sale of electricity to its New Mexico customers as well as transmission to third parties and to PNM. TNMP’s Texas and New Mexico operations are subject to traditional cost of service regulation. PNM Wholesale is TNMP’s sole supplier for its load in New Mexico. In accordance with the NMPRC stipulation approving PNMR’s acquisition of TNP, PNM Wholesale will remain the sole power supplier for TNMP’s New Mexico needs through 2010 (see Note 17).

Unregulated Operations

PNM Wholesale

PNM Wholesale is engaged in the generation and sale of electricity into the wholesale market based on two product lines, long-term contracts (including a contract with TNMP that expires December 31, 2006) and short-term sales. PNM wholesale sells the unused capacity of jurisdictional assets as well as the capacity of PNM’s wholesale plants excluded from retail rates. Both regulated and unregulated generation is jointly dispatched in order to improve reliability, provide the most economic power to retail customers and maximize profits on any wholesale transactions. Although PNM Wholesale is regulated in certain respects, including FERC jurisdiction over its rates, the Company includes PNM Wholesale in the unregulated segment of its business because PNM Wholesale is not subject to traditional rate of return regulation.

The PNM Wholesale strategy utilized by the Company calls for net asset-backed energy sales supported by long-term contracts sold into the wholesale market. PNM Wholesale’s aggregate net open forward electric sales position, including short-term sales and long-term contracts, is covered by its forecasted excess generation capacity. Management actively monitors the net asset-backed sales by the use of stringent risk management policies.

First Choice

First Choice is a certified retail electric provider operating in Texas that provides electricity to residential, small and large commercial, industrial and institutional customers. First Choice serves Texas retail customers by acquiring new retail customers, by setting up retail accounts, handling customer inquiries and complaints, and acting as a liaison between the transmission and distribution companies and retail customers. First Choice was organized in 2000 to act as TNMP’s affiliated retail electric provider, as required by TECA. Although First Choice is regulated in certain respects by the PUCT under ERCOT, the Company includes First Choice in the unregulated segment of its business because First Choice is not subject to traditional rate of return regulation.

Corporate and Other

PNMR was established as the holding company in 2001. On December 30, 2004, PNMR became a registered holding company under PUHCA and created PNMR Services Company, which began operating on January 1, 2005.

Comprehensive energy legislation enacted in August 2005 resulted in the repeal of PUHCA effective February 2006. PNMR is in the process of evaluating the effects of the repeal, along with the other provisions of the legislation.

PNMR performed substantially all of the corporate activities of PNM from 2001 to 2004. These activities were billed to PNM on a cost basis to the extent they were for the corporate management of PNM and were allocated to the business units. The services functions previously performed by PNMR were assumed by PNMR Services Company effective January 1, 2005.

TNMP provided First Choice and TNP with corporate support services under a shared services agreement with First Choice and a similar agreement with TNP. These services were billed at TNMP’s cost and, in return, TNP and First Choice compensated TNMP for the use of the services. These agreements were in effect through June 6, 2005 when they were replaced by a new service arrangement.

Effective with the acquisition of TNP on June 6, 2005 (see Note 2) all TNMP employees who were providing corporate support to TNP and First Choice became employees of PNMR Services Company. PNMR Services Company provides corporate services to PNMR and its subsidiaries including PNM, Avistar, TNP, TNMP and First Choice based on shared services agreements. These services are billed at cost on a monthly basis and are allocated to PNMR and its subsidiaries.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Refer also to Item 1A. "Risk Factors" and to “Disclosure Regarding Forward Looking Statements" in this Item 7.

TNP Acquisition

On June 6, 2005, PNMR acquired all of the outstanding common shares of TNP, including its principal subsidiaries, TNMP and First Choice, in order to complement its existing New Mexico electric operations and to expand into the retail and wholesale markets in Texas. The results of TNP’s operations have been included in the Consolidated Financial Statements of PNMR from that date.

The aggregate purchase price was $1,221 million, including a net payment to the previous owner of $162.0 million consisting of $74.6 million of cash and common stock valued at $87.4 million. The value of the 4,326,337 common shares issued was determined based on $20.20 per common share as provided for in the Stock Purchase Agreement, dated as of July 24, 2004, by and between PNMR and SW Acquisition. In addition, the aggregate purchase price included $1,037 million of TNP debt and preferred stock and incurred transaction and other costs of $21.5 million. During the fourth quarter of 2005, PNMR completed the valuations of acquired property and intangible assets.

Pursuant to the Stock Purchase Agreement, PNMR provided SW Acquisition its proposed final purchase price, reflecting a reduction from the estimated purchase price of approximately $37.0 million. SW Acquisition filed a lawsuit that disputed PNMR’s proposed final purchase price. In November 2005, the parties reached a settlement of the lawsuit resulting in a reduction of approximately $13.0 million to the original purchase price based on working capital adjustments from the closing of the second-quarter financial statements and stranded cost recovery payments. PNMR received the $13.0 million payment from SW Acquisition in the fourth quarter of 2005. The net cash paid and purchase price stated above reflect this reduction.

In 2005, the PUCT approved a settlement agreement finding the acquisition of TNP to be in the public interest. Among other things, the settlement agreement calls for:
•	a two-year electric rate freeze that includes a $13.0 million annual rate reduction in TNMP's retail delivery rates effective May 1, 2005;
•	an authorized return on equity of 10.25% on an implied capital structure of 60% debt and 40% equity for certain reporting purposes;
•	the use of a 60/40% debt/equity capital structure in TNMP's next base rate case if filed before January 1, 2009; and
•	a $6.0 million synergy savings credit (whether or not savings are achieved) amortized over 24 months effective after the close of the transaction.

Also in 2005, the NMPRC approved a stipulation in connection with the acquisition of TNP. Among other things, the stipulation calls for:
•
a three-phase rate reduction totaling 15%, to TNMP’s electric customers in southern New Mexico, beginning January 2006 and ending December 2010; the rate reduction will lower TNMP electric rates by approximately $9.6 million in the first year;

•	an imputed 55/45% debt/equity structure with an assumed rate of return on equity of 10.5% for TNMP;
•	PNM to remain the power supplier for TNMP’s New Mexico needs through 2010; and
•	integration of TNMP’s New Mexico assets into PNM effective January 1, 2007, the companies, however, will maintain separate rates through 2010.

Proposed Twin Oaks Acquisition

In January 2006, Altura, an indirect wholly owned subsidiary of PNMR, entered into an agreement with subsidiaries of Sempra to purchase the Twin Oaks power facility in an acquisition of assets for $480 million in cash. PNMR and Sempra are also parties to the agreement and have agreed to provide parental guarantees for certain obligations of their respective subsidiaries relating to the acquisition.

The Twin Oaks power facility is a 305 MW coal-fired power plant located 150 miles south of Dallas, Texas. Under the agreement, substantially all of the assets and contractual commitments relating to Twin Oaks are to be transferred to Altura upon closing, including fuel supply and power purchase and sale agreements. The agreement also includes the development rights for a possible 600 MW expansion of the plant. The Sempra subsidiaries are pursuing necessary permits for the plant expansion, which permits are expected to be granted in 2007. An additional $2.5 million payment will be made to Sempra upon the issuance of an air permit for the expansion and an additional $2.5 million will be paid when Altura begins construction of the expansion.

The transaction is expected to close no earlier than April 17, 2006, subject to third-party consents and anti-trust clearance under the Hart-Scott-Rodino Act. PNMR has arranged for bridge financing to close the transaction. It is expected that the permanent financing will be provided from the issuance of debt and equity.

Competitive Strategy

The Company’s vision is to “Build America’s Best Merchant Utility.” To achieve this objective, management intends to:

   Expand Regulated and Unregulated Operations. The Company intends to develop both its retail and wholesale business by expanding its current operations and by acquiring additional value-enhancing assets. As evidenced by the Luna and TNP acquisitions and the proposed Twin Oaks acquisition, the Company intends to continue to increase its revenues by expanding its geographic coverage in the southwest, a region which not only exhibits rapid customer and load growth, but which the Company knows well. The Company also intends to increase its presence in the southwest market by buying additional generating resources and selling power from those resources through long-term contracts. The Company’s future growth plans call for approximately 75% of its new generation portfolio to be committed through long-term contracts as required by the Global Electric Agreement. In October 2005, PNM entered into a 150 MW long-term sale contract with APS that begins in June 2007. In addition, the Company expects that the acquisition of First Choice as part of the TNP acquisition will provide a solid foundation for entry into the competitive retail market in Texas. In addition, PNMR intends to continue to provide energy and technology related services through its wholly owned subsidiary, Avistar.

Acquire Additional Generating Assets in the Southwest Region. The Company intends to enhance and diversify its presence in the southwest region through the acquisition or development of quality generation assets, including renewable or clean technology resources, to serve the Company’s retail and wholesale load while maintaining diversity of fuel mix. The Company also plans to increase long-term sales contracts in tandem with increases in its generation capacity. In 2004, the Company purchased a one-third interest in Luna, a partially constructed, combined-cycle power plant near Deming, New Mexico. The Company will be entitled to 190 MW from the 570 MW facility, which is expected to be completed no later than the second quarter of 2006. The Company also believes that Luna strategically fits well into its portfolio of generation assets because of the facility’s location in southern New Mexico, its low capital costs, its efficient heat rate, its anticipated low dispatch costs and its use of clean burning gas technology. In addition, the proposed acquisition of the Twin Oaks facility, discussed above, would provide access to wholesale markets in Texas. As in the past, the Company intends to continue a disciplined approach to any acquisition, to match acquisitions to demand and to hedge capacity with long-term contracts.

Maintain Prudent Cost Controls. Management maintains cost control procedures for PNMR and its subsidiaries.

Continue to Improve Credit Strength and Reduce Cost of Capital. A high priority and long-term commitment is to maintain the Company's investment grade rating in any type of regulatory, natural gas or electricity price scenario. The Company believes TNP offers an opportunity to derive additional value through the stronger credit profile of the combined entity. In conjunction with the acquisition of TNP, on June 6, 2005, PNMR made an equity investment of approximately $110.5 million in TNP, which TNP used to repay in full amounts owing under TNP’s credit agreement. In addition, in July 2005, PNMR provided funds to TNP to enable TNP to redeem its preferred stock and senior notes. See “Financing Activities - PNMR” below in “Liquidity and Capital Resources” for further details of this transaction. In addition, PNMR plans to obtain the permanent financing for the proposed acquisition of the Twin Oaks facility from the issuance of debt and equity, structured to maintain the Company's investment grade rating.

Commitment to Corporate Citizenship. The Company is committed to its guiding principle, “Do the Right Thing.” This commitment serves as the cornerstone of the Company's ethics and compliance efforts and underscores its effort to ensure that dealings with customers, employees, shareholders and business partners are above reproach. This is evidenced by the Company's environmental sustainability program with aggressive five-year goals for reducing water usage, improving air quality, reducing waste streams and becoming a leader in the development of renewable energy.

RESULTS OF OPERATION - PNMR

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

PNMR’s net GAAP earnings for the year ended December 31, 2005 were $67.2 million, or $1.00 per diluted share of common stock, compared to $87.7 million or $1.43 per diluted share of common stock in 2004. The decrease in earnings per share was driven primarily by acquisition related and other charges of $36.5 million, net of income taxes, which consisted of the following:
•	TNP acquisition integration costs of $10.1 million;
•	turbine impairment of $9.0 million (see Note 1);
•	charge related to issuance of equity-linked units of $7.3 million (see Note 6);
•	TNP debt refinancing costs of $5.1 million;
•	software write-off of $2.7 million;
•	charge associated with the NMPRC’s approval of the TNP acquisition of $1.4 million; and
•	cumulative effect of adoption of FIN 47 of $0.9 million (see Note 1).

In addition, as discussed above, PNM experienced below normal levels of plant performance due to unexpected plant outages, particularly at PVNGS, which reduced the amount of electricity PNM sold in the wholesale market and forced PNM to purchase power to meet jurisdictional and contractual wholesale needs. In addition, the margin on fixed-price contracts decreased, as increases in purchased power prices that were driven by increasing fuel prices that could not be passed on to customers with fixed sales prices. These decreases to net earnings were partially offset by the addition of TNP operations from June 6 through December 31, 2005.

The following discussion is based on the methodology that management uses for making operating decisions and assessing performance of its various business activities. See Note 3 for additional information regarding these results and the Consolidated Financial Statements.

In addition, adjustments related to EITF Issue 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not Held for Trading Purposes,” are excluded from the PNM Wholesale segment and are instead included in the Corporate and Other segment. This accounting pronouncement requires a net presentation of realized gains and losses for certain non-trading derivatives. Management evaluates PNM Wholesale on a gross presentation basis due to its primarily net-asset-backed marketing strategy and the importance it places on PNM’s ability to repurchase and remarket previously sold capacity. The other segments are not affected by this EITF.

Corporate costs, income taxes and non-operating items are discussed on a consolidated basis for PNMR and are in conformity with the presentation in PNMR’s Consolidated Financial Statements.

Regulated Operations

PNM Electric

The table below sets forth the operating results for PNM Electric:

	Year Ended
	December 31,
	2005	2004	Variance
		(In thousands)

Operating revenues	$573,976	$558,412	$15,564
Less: Cost of energy	210,169	186,517	23,652
Intersegment energy transfer	(35,829)	(42,769)	6,940
Gross margin	399,636	414,664	(15,028)
Energy production costs	118,633	113,848	4,785
Transmission and distribution O&M	30,462	31,360	(898)
Customer related expense	19,454	18,190	1,264
Administrative and general	11,001	4,640	6,361
Total non-fuel O&M	179,550	168,038	11,512
Corporate allocation	64,170	69,820	(5,650)
Depreciation and amortization	69,798	63,050	6,748
Taxes other than income taxes	19,726	20,324	(598)
Income taxes	13,065	23,141	(10,076)
Total non-fuel operating expenses	346,309	344,373	1,936
Operating income	$53,327	$70,291	$(16,964)

The following table shows electric revenues by customer class and average customers:

PNM Electric Revenues

	Year Ended
	December 31,
	2005	2004	Variance
	(In thousands, except customers)
Residential	$216,890	$206,950	$9,940
Commercial	254,480	251,092	3,388
Industrial	61,146	61,905	(759)
Transmission	21,509	18,327	3,182
Other	19,951	20,138	(187)
	$573,976	$558,412	$15,564

Average customers	417,986	406,968	11,018

The following table shows electric sales by customer class:

PNM Electric Sales

	Year Ended
	December 31,
	2005	2004	Variance
	(Megawatt hours)
Residential	2,652,475	2,509,449	143,026
Commercial	3,526,133	3,450,503	75,630
Industrial	1,277,156	1,283,769	(6,613)
Other	256,202	253,393	2,809
	7,711,966	7,497,114	214,852

Operating revenues increased $15.6 million, or 2.8%, from the prior year. Retail electricity sales increased 2.9%, to 7.7 million MWh in 2005 compared to 7.5 million MWh in 2004. Customer growth was 2.7% year over year and weather-normalized retail electric load growth was 2.5%. Average customer load growth, when normalized for the impact of weather and the leap year in 2004, increased revenues by $14.0 million. Cooling Degree Days for Albuquerque increased approximately 19.6% and Heating Degree Days decreased approximately 4.7%, resulting in a net overall increase in revenues of $3.7 million. In addition, increased transmission revenues, primarily from point-to-point customers, increased revenues $3.2 million. These revenue increases were partially offset by a decrease of $1.3 million attributable to the 2004 leap year, with 2005 including one less day of revenues, and by a decrease of $3.8 million due to the 2.5% electric rate reduction effective September 1, 2005.

The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, decreased $15.0 million, or 3.6%, from the prior year due to a reduction in power plant availability resulting from plant outages and a related increase in purchased power requirements to serve load. In addition, an increase in purchased power contract prices on pre-existing contracts reduced the margin earned on fixed-price sales. These decreases were partially offset by the increased revenues associated with retail load growth.

Total non-fuel O&M expenses increased $11.5 million, or 6.9%, over the prior year. Energy production costs increased $4.8 million, or 4.2%, due to higher plant maintenance costs in 2005 compared to 2004. Plant outage costs at PVNGS and Reeves increased costs $2.8 million and $1.4 million, respectively, in 2005. In addition, there were higher general plant maintenance and other costs of $1.0 million compared to 2004. These increases were partially offset by reduced outage costs at Four Corners and SJGS of $0.4 million and $0.3 million, respectively. Transmission and distribution O&M expense decreased $0.9 million, or 2.9%, primarily due to a decrease in maintenance and labor expenses. Customer related expense increased $1.3 million, or 6.9%, primarily due to increased consulting fees related to FERC proceedings. Administrative and general expenses increased $6.4 million over the prior year primarily due to increased incentive compensation, labor and insurance costs of $5.3 million (compensation costs were recorded at the corporate level in 2004 but charged to the business segments in 2005) and increased legal and other outside services costs of $0.6 million for routine business matters.

Depreciation and amortization increased $6.7 million, or 10.7%, primarily due to asset and software additions placed in service in December 2004 and in 2005. PNMR expects depreciation to rise going forward as a result of increased investment in new information technology platforms and other capital spending.

TNMP Electric

PNMR acquired TNP, the parent of TNMP, on June 6, 2005, and results in this section are presented from the acquisition date forward only. Comparable results from 2004 are not presented. For the year ended December 31, 2005, which includes results from June 6 through December 31, 2005, the TNMP Electric segment increased PNMR revenues by $154.4 million.

The table below sets forth the operating results for TNMP Electric:

For the Period
June 6 - December 31, 2005
(In thousands)
Operating revenues	$154,350
Less: Cost of energy	58,014
Gross margin	96,336
Transmission and distribution O&M	12,403
Customer related expense	3,111
Administrative and general	415
Total non-fuel O&M	15,929
Corporate allocation	9,386
Depreciation and amortization	17,596
Taxes other than income taxes	14,261
Income taxes	8,442
Total non-fuel operating expenses	65,614
Operating income	$30,722

The following table shows electric revenues by customer class and average customers:

TNMP Electric Revenues

For the Period
June 6 - December 31, 2005
(In thousands, except customers)
Residential	$57,732
General Services	18,864
Primary/Economy/Transmission	25,815
Secondary	29,925
Municipal/Lighting	5,311
Other	16,703
$154,350

Average customers *	255,335

* Under TECA, customers of TNMP Electric in Texas have the ability to choose First Choice or any other REP to provide energy. However, TNMP Electric delivers energy to customers within its service area regardless of the REP chosen. Therefore, TNMP Electric earns revenue for the delivery of energy to First Choice and First Choice earns revenue on the usage of that energy by its customers. The average customers reported above include 154,252 customers of TNMP Electric who have chosen First Choice as their REP. These TNMP Electric customers are also included below in the First Choice segment. For PNMR consolidated reporting purposes, these customers are included only once in the consolidated customer count.

The following table shows electric sales by customer class:

TNMP Electric Sales *

For the Period
June 6 - December 31, 2005
(Megawatt hours)
Residential	1,859,020
General Services	144,203
Primary/Economy/Transmission	1,311,208
Secondary	1,174,587
Municipal/Lighting	86,307
4,575,325

* The MWh reported above include 1,644,675 MWh used by customers of TNMP Electric who have chosen First Choice as their REP. These MWh are also included below in the First Choice segment.

TNMP Electric’s gross margin was $96.3 million for the period June 6 through December 31, 2005. The significant factors that impacted gross margin include increases due to load growth because of warmer than normal weather, a decrease in revenues due to a 9.3% Texas rate reduction, synergy savings effective in May 2005, and lower revenues due to a reduction in operations of a major customer in New Mexico.

PNM Gas

The table below sets forth the operating results for PNM Gas:

	Year Ended
	December 31,
	2005	2004	Variance
		(In thousands)
Operating revenues	$511,442	$490,921	$20,521
Less: Cost of energy	364,205	343,219	20,986
Gross margin	147,237	147,702	(465)
Energy production costs	2,444	2,338	106
Transmission and distribution O&M	27,817	28,006	(189)
Customer related expense	19,616	19,283	333
Administrative and general	3,487	1,648	1,839
Total non-fuel O&M	53,364	51,275	2,089
Corporate allocation	37,028	38,725	(1,697)
Depreciation and amortization	22,548	18,894	3,654
Taxes other than income taxes	8,010	7,412	598
Income taxes	5,853	8,063	(2,210)
Total non-fuel operating expenses	126,803	124,369	2,434
Operating income	$20,434	$23,333	$(2,899)

The following table shows gas revenues by customer and average customers:

PNM Gas Revenues

	Year Ended
	December 31,
	2005	2004	Variance
	(In thousands, except customers)
Residential	$311,043	$292,163	$18,880
Commercial	98,929	92,128	6,801
Industrial	3,375	2,889	486
Transportation*	13,813	15,274	(1,461)
Other	84,282	88,467	(4,185)
	$511,442	$490,921	$20,521

Average customers	471,321	461,399	9,922

*Customer-owned gas.

The following table shows gas throughput by customer class:

PNM Gas Throughput

	Year Ended
	December 31,
	2005	2004	Variance
	(Thousands of decatherms)
Residential	28,119	30,618	(2,499)
Commercial	10,554	11,639	(1,085)
Industrial	369	413	(44)
Transportation*	37,013	43,208	(6,195)
Other	9,780	13,871	(4,091)
	85,835	99,749	(13,914)

*Customer-owned gas.

Operating revenues increased $20.5 million, or 4.2% over the prior year, primarily due to higher natural gas prices in 2005 compared to 2004. PNM Gas purchases natural gas in the open market and resells it at the same price to its sales-service customers. As a result, increases or decreases in gas revenues driven by gas costs do not impact the consolidated gross margin or earnings of PNM Gas. Total gas sales volumes decreased 13.9%, due to a 4.7% decrease in Heating Degree-Days and additional customer conservation resulting from higher natural gas prices. These decreases were partially offset by average customer growth of 2.2%, which increased gas revenues $2.2 million, and an increase of $6.7 million due to a residential cost of service rate increase beginning in April 2004.

The gross margin, or operating revenues minus cost of energy sold, was largely unchanged, decreasing only $0.5 million, or 0.3%, from the prior year. Warmer weather resulted in a $7.9 million decrease to margin and additional customer conservation resulted in reduced usage of $1.4 million. These decreases were offset by the residential cost of service rate increase and the customer growth discussed above.
Total non-fuel O&M expenses increased $2.1 million, or 4.1%, over the prior year. Administrative and general expense increased $1.8 million primarily due to a $1.5 million increase in incentive based compensation, which was recorded at the corporate level in 2004 but charged to the business segments in 2005. Administrative and general expense also increased by $0.9 million due to reduced capitalization of expenses, which increased the costs allocated to administrative and general expense. The increase in administrative and general expense was offset in part by a $0.9 million decrease in workmen’s compensation and insurance.

Depreciation and amortization increased $3.7 million, or 19.3%, primarily due to the addition of $16.0 million in distribution assets, $14.2 million in transmission assets and $18.2 million in software assets. PNMR expects depreciation to continue to rise going forward as a result of increased investment in new information technology platforms and other capital spending.

Unregulated Operations

PNM Wholesale

The table below sets forth the operating results for PNM Wholesale:

	Year Ended
	December 31,
	2005	2004	2005
		(In thousands)
Operating revenues	$628,028	$588,243	$39,785
Less: Cost of energy	506,935	449,059	57,876
Intersegment energy transfer	35,829	42,769	(6,940)
Gross margin	85,264	96,415	(11,151)
Energy production costs	29,614	29,967	(353)
Transmission and distribution O&M	54	81	(27)
Customer related expense	879	1,049	(170)
Administrative and general	6,446	7,255	(809)
Total non-fuel O&M	36,993	38,352	(1,359)
Corporate allocation	4,395	4,557	(162)
Depreciation and amortization	15,669	14,809	860
Taxes other than income taxes	3,439	3,533	(94)
Income taxes	3,612	8,537	(4,925)
Total non-fuel operating expenses	64,108	69,788	(5,680)
Operating income	$21,156	$26,627	$(5,471)

The following table shows revenues by customer class:

PNM Wholesale Revenues

	Year Ended
	December 31,
	2005	2004	Variance
	(In thousands)
Long-term contracts	$154,692	$158,085	$(3,393)
Short-term sales	473,336	430,158	43,178
	$628,028	$588,243	$39,785

The following table shows sales by customer class:

PNM Wholesale Sales

	Year Ended
	December 31,
	2005	2004	Variance
	(Megawatt hours)
Long-term contracts	2,516,907	2,943,372	(426,465)
Short-term sales	8,069,751	9,057,172	(987,421)
	10,586,658	12,000,544	(1,413,886)

Operating revenues increased $39.8 million, or 6.8%, from the prior year. This increase in wholesale electric sales was primarily due to increased short-term sales of $43.2 million, or 10.0%, resulting from a 23.5% increase in average short-term prices in 2005 compared to 2004. In addition, long-term sales increased due to higher prices associated with SO2 credit sales. These increases were partially offset by a decrease in revenues from long-term contracts in 2005 due primarily to the expiration of a customer contract and lower sales volumes resulting from below normal levels of plant performance. PNM Wholesale sold 10.6 million MWh of electricity in 2005 compared to 12.0 million MWh in 2004, a decrease of 11.8%.

The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, decreased $11.2 million, or 11.6%, from the prior year. Decreased plant availability and increased retail load decreased the availability of less expensive excess energy for sale in the wholesale market. In addition, higher purchased power contracts prices decreased the margin on fixed-price sales contracts. The long-term sales margin was relatively unchanged from the prior year due to the impacts of customer load growth and higher prices associated with SO2 credit sales that were offset by a decrease in sales volume due to the expiration of a long-term contract and increased purchased power contract prices that could not be passed through to customers based on fixed-price sales contracts. The short-term margin decreased $11.5 million primarily resulting from lower plant availability and increased retail loads, which caused a decrease in energy available to sell on the wholesale market. PNM Wholesale's mark-to-market position fell to a $0.2 million loss in 2005 from a $1.6 million gain in 2004.

Total non-fuel O&M expense decreased $1.4 million, or 3.5%, from the prior year. Administrative and general expense decreased $0.8 million, or 11.2%, due primarily to the capitalization of expenses from administrative and general activities related to the construction of Luna.

Depreciation and amortization increased $0.9 million, or 5.8%, over the prior year due to the addition of new technology platforms that were placed in service in December 2004 and in 2005. PNMR expects depreciation to rise going forward as a result of increased investment in new information technology platforms and other capital spending.

First Choice

PNMR acquired TNP on June 6, 2005, and results in this section are presented from the acquisition date forward only. For the year ended December 31, 2005, which includes results from June 6 through December 31, 2005, the First Choice segment increased PNMR revenues by $316.3 million.

The table below sets forth the operating results for First Choice:

For the Period
June 6 - December 31, 2005
(In thousands)
Operating revenues	$316,330
Less: Cost of energy	243,053
Gross margin	73,277
Customer related expense	2,539
Administrative and general	13,008
Total non-fuel O&M	15,547
Corporate allocation	8,434
Depreciation and amortization	1,094
Taxes other than income taxes	3,916
Income taxes	15,450
Total non-fuel operating expenses	44,441
Operating income	$28,836

The following table shows electric revenues by customer class and average customers:

First Choice Electric Revenues

For the Period
June 6 - December 31, 2005
(In thousands, except customers)
Residential	$198,218
Mass-market	53,111
Mid-market	46,584
Other	18,417
$316,330

Average customers *	209,464

The following table shows electric sales by customer class:

First Choice Electric Sales *

For the Period
June 6 - December 31, 2005
(Megawatt hours)
Residential	1,591,005
Mass-market	400,839
Mid-market	478,531
Other	29,780
2,500,155

* See note above in the TNMP Electric segment discussion about the impact of TECA.

First Choice’s gross margin was $73.3 million for the period June 6 through December 31, 2005. The significant factors that impacted gross margin include revenues of $9.4 million due to an increase in the price-to-beat fuel factor in October 2005, higher purchased power costs, that were lessened by gas hedges, gains of $4.2 million from the amortization of purchase power and power sale contracts (see Note 2), and gains of $4.2 million from a capacity auction.

In Texas, capacity auctions were a semi-regular event mandated by the TECA to promote liquidity in the marketplace. In the most recent auctions, First Choice was the successful bidder for four 25 MW baseload blocks of capacity in October 2005 and two 25 MW cyclic blocks of capacity in September 2005.

Corporate and Other

Corporate Administrative and General Expenses

Corporate administrative and general expenses, which represent costs that are driven primarily by corporate-level activities, are allocated to the business segments and are presented in the corporate allocation line item in the segment statements. These costs increased $10.5 million, or 9.3%, from the prior year to $123.6 million. The increase was primarily due to charges in 2005 related to the TNP acquisition of $19.3 million and increased audit and costs related to the cost of compliance with the Sarbanes-Oxley Act of $3.1 million. These increases were offset in part by a decrease of $14.2 million for incentive based compensation at the corporate level, which were recorded at the corporate level in 2004 but charged to the business segments in 2005.

PNMR Consolidated

Other Income and Deductions

Interest income increased $4.8 million, or 12.7%, due primarily to interest income of $2.5 million earned from the investment of TNP's cash balance, which PNMR did not have in the prior year, interest income of $1.9 million earned from the investment of cash received from PNMR’s issuance of equity-linked units, and $1.4 million of interest income earned from higher cash balances from the PGAC caused by increasing gas prices. The increase in interest income was partially offset by lower interest income of $2.0 million due to a lower level of investment in the Palo Verde capital trust.

Other income increased $7.6 million, or 75.3%, due to a realized gain of $4.1 million on the sale of certain PVNGS decommissioning trust assets, a $2.1 million increase in trust earnings in excess of the required amount and a $2.2 million increase in merchandising revenues, primarily from emergency assistance services to other utilities (offset by the related expenses in other deductions below). The increase in other income was offset in part by a $0.8 million decrease from the sale of water rights in 2004 that did not reoccur in 2005.

Carrying charges on regulatory assets were $4.4 million from June 6 through December 31, 2005. This represents interest income on TNMP regulatory assets from the date of acquisition.

Other deductions increased approximately $16.0 million due primarily to an $11.3 million charge related to the issuance of equity-linked units (see Note 6). In addition, other deductions increased due to a $2.5 million contribution by PNMR to the PNM Resources Foundation and a $2.4 million increase in expenses related to emergency assistance services to other utilities (offset by the related revenues in other income above).

Interest Charges

Interest charges increased $42.3 million, or 82.3%, primarily due to $16.8 million of interest charges related to debt from the TNP operations, which PNMR did not have in the prior year, interest and refinancing costs of $10.8 million related to the hybrid income term securities issued in March and October of 2005 and $8.1 million of interest charges related to increased commercial paper borrowings.

Cumulative Effect of a Change in Accounting Principle

Effective January 1, 2005, PNMR adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), and recognized a cumulative effect of a change in accounting principle that decreased 2005 earnings $0.9 million, net of the income tax benefit, or $0.01 per diluted common share. The $0.9 million decrease to 2005 earnings is net of amounts expensed in prior years for cost of removal included in depreciation. FIN 47 requires the accrual of costs associated with conditional retirement obligations.

Income Taxes

PNMR’s consolidated income tax expense was $32.9 million for the year ended December 31, 2005 before the cumulative effect of a change in accounting principle, compared to $49.2 million in 2004. The decrease in consolidated income tax expense was due to the impact of lower pre-tax earnings. PNMR’s effective operating income tax rates for the years ended December 31, 2005 and 2004 were 30.80% and 36.95%, respectively. The decrease in the effective operating tax rate, year-over-year, was due to lower pre-tax earnings and changes in permanent tax differences. PNMR’s effective non-operating income tax rates for the years ended December 31, 2005 and 2004 were 32.92% and 33.03%, respectively.

RESULTS OF OPERATION - PNM

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

PNM’s segments are PNM Electric, PNM Gas and PNM Wholesale and are identical to the segments presented above in “Results of Operation” for PNMR.

Cumulative Effect of a Change in Accounting Principle

In 2005, PNM adopted FIN 47 and recognized a cumulative effect of a change in accounting principle that decreased 2005 earnings $0.5 million, net of the income tax benefit. The $0.5 million decrease to 2005 earnings is net of amounts expensed in prior years for cost of removal included in depreciation. FIN 47 requires the accrual of costs associated with conditional retirement obligations.

RESULTS OF OPERATION - TNMP

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

TNMP operates in only one reportable segment, “TNMP Electric.” Results for the year ended December 31, 2005 include the effects of purchase accounting on June 6, 2005, which are not included in the year ended December 31, 2004. Amounts for the period June 6 through December 31, 2005 are post-acquisition and amounts for the period January 1 through June 6, 2005 and the year ended December 31, 2004 are pre-acquisition. (See Note 2.)

Operating revenues decreased $2.5 million, or 0.9%, from the prior year. Gross margin for the year ended December 31, 2005 decreased $3.0 million, or 1.8%, compared with the year ended December 31, 2004. The decrease was primarily due to a $10.5 million decrease in revenues due to a rate reduction effective May 1, 2005 that was part of the PUCT’s approval of the TNP acquisition and $0.9 million decrease in margin due to the reduced operations of a major customer. Partially offsetting the decrease in operating revenues were an increase in revenues of $6.1 million due to customer growth and an increase in revenues of $1.8 million resulting from warm weather.

Total non-fuel operating expenses increased $0.3 million, or 0.2%, due primarily to a decrease in non-fuel O&M of $0.6 million offset by an increase of $0.9 million in depreciation and amortization expense.

Administrative and general expenses decreased $2.8 million primarily due to decreased legal, environmental and regulatory expenses of $4.4 million. The decrease in administrative and general expense was partially offset by increased expenses of $1.5 million related to synergy credits passed to customers.

Transmission and distribution O&M increased $2.2 million primarily due to $0.6 million in increased expenses for the preparation and restoration efforts related to hurricane Rita, $0.9 million related to the maintenance of overhead lines in 2005, and increased payroll expenses of $0.6 million.

Depreciation expenses increased as a result of additions to fixed assets.

Cumulative Effect of a Change in Accounting Principle

In 2005, TNMP adopted FIN 47 and recognized a cumulative effect of a change in accounting principle that decreased 2005 earnings $0.4 million, net of the income tax benefit. The $0.4 million decrease to 2005 earnings is net of amounts expensed in prior years for cost of removal included in depreciation. FIN 47 requires the accrual of costs associated with conditional retirement obligations.

RESULTS OF OPERATION - PNMR

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

The Company’s net GAAP earnings for the year ended December 31, 2004 were $87.7 million, or $1.43 per diluted share of common stock, a 7.8% decrease in net earnings compared to $95.2 million, or $1.58 per diluted share of common stock, in 2003. This decrease primarily resulted from items that occurred in 2003 that did not recur in 2004. In 2003, the Company recognized $36.6 million, net of income taxes, as an addition to net income for the cumulative effect of changes in accounting principles for the adoption of SFAS No. 143, ”Accounting for Asset Retirement Obligations” (”SFAS 143”) and the change in the pension actuarial valuation measurement date ($0.61 per diluted share of common stock). This increase to 2003 income was partially offset by the write-off of transition costs of $9.5 million, net of income taxes, or $0.16 per diluted share of common stock, that resulted from the repeal of electric deregulation in New Mexico in 2003, and a charge of $10.0 million, net of income taxes, or $0.17 per diluted share of common stock, for costs related to long-term debt refinancing.

The following discussion is based on the methodology that the Company’s management uses for making operating decisions and assessing performance of its various business activities. As such, these statements report operating results without regard to the effect of accounting or regulatory changes, and similar items not related to normal operations. See Note 3 for additional information regarding these results and the Consolidated Financial Statements.

In addition, adjustments related to EITF Issue 03-11 are excluded from the PNM Wholesale segment and are instead included in the Corporate and Other segment. This accounting pronouncement requires a net presentation of realized gains and losses for certain non-trading derivatives. Management evaluates PNM Wholesale on a gross presentation basis due to its primarily net-asset-backed marketing strategy and the importance it places on PNM’s ability to repurchase and remarket previously sold capacity. The other segments are not affected by this EITF.

Corporate costs, income taxes and non-operating items are discussed only on a consolidated basis and are in conformity with the presentation in the Consolidated Financial Statements.

Regulated Operations

PNM Electric

The table below sets forth the operating results for PNM Electric:

	Year Ended
	December 31,
	2004	2003	Variance
		(In thousands)

Operating revenues	$558,412	$560,464	$(2,052)
Less: Cost of energy	186,517	177,767	8,750
Intersegment energy transfer	(42,769)	(34,760)	(8,009)
Gross margin	414,664	417,457	(2,793)
Energy production costs	113,848	108,734	5,114
Transmission and distribution O&M	31,360	31,596	(236)
Customer related expense	18,190	15,543	2,647
Administrative and general	4,640	6,972	(2,332)
Total non-fuel O&M	168,038	162,845	5,193
Corporate allocation	69,820	69,269	551
Depreciation and amortization	63,050	73,532	(10,482)
Taxes other than income taxes	20,324	20,520	(196)
Income taxes	23,141	23,750	(609)
Total non-fuel operating expenses	344,373	349,916	(5,543)
Operating income	$70,291	$67,541	$2,750

The following table shows electric revenues by customer class and average customers:

PNM Electric Revenues

	Year Ended
	December 31,
	2004	2003	Variance
	(In thousands, except customers)
Residential	$206,950	$203,710	$3,240
Commercial	251,092	252,876	(1,784)
Industrial	61,905	64,549	(2,644)
Transmission	18,327	19,453	(1,126)
Other	20,138	19,876	262
	$558,412	$560,464	$(2,052)

Average customers	406,968	396,303	10,665

The following table shows electric sales by customer class:

PNM Electric Sales

	Year Ended
	December 31,
	2004	2003	Variance
	(Megawatt hours)
Residential	2,509,449	2,405,488	103,961
Commercial	3,450,503	3,379,147	71,356
Industrial	1,283,769	1,292,711	(8,942)
Other	253,393	247,255	6,138
	7,497,114	7,324,601	172,513

Operating revenues decreased $2.1 million, or 0.4%, from the prior year. The decrease in revenues was primarily due to an electric rate reduction under the Global Electric Agreement. The rate reduction decreased 2004 revenues by $16.7 million. Under the agreement, rates will decrease again by 2.5% in September 2005 and remain at that level through 2007. PNM Electric sales grew 2.4%, to 7.5 million MWh in 2004 compared to 7.3 million MWh in 2003. Weather-normalized retail electric load growth was 3.3% in 2004. This volume increase was due to customer growth, which increased revenues by $21.2 million. This volume increase was offset slightly by warmer summer weather in 2003 compared to 2004. Cooling Degree Days for Albuquerque declined 22% to 1,304 during the year ended December 31, 2004 compared to 1,671 during the year ended December 31, 2003.

The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, decreased $2.8 million, or 0.7%, from the prior year. Generation costs decreased by $3.5 million driven by lower fuel costs at SJGS, while purchased power costs increased $5.4 million due to higher prices. In addition, costs of $5.9 million related to the amortization of certain coal mine reclamation costs as agreed to in the current electric rate agreement were incurred during 2004, an increase of $4.0 million compared to 2003. These costs are amortized over 17 years.

Total non-fuel O&M expenses increased $5.2 million, or 3.2%, over the prior year. Energy production costs increased $5.1 million, or 4.7%, primarily due to increased plant maintenance costs of $4.3 million for planned and unplanned outages in 2004. Transmission and distribution O&M expense decreased $0.2 million, or 0.8%, primarily due to a decrease in operating lease costs of $1.1 million for a transmission line, a portion of which was purchased in April 2003 and decreased maintenance costs of $0.3 million in 2004, which were mostly offset by increased labor and outside services costs. Customer-related expense increased $2.6 million, or 17.0%, as a result of favorable collection outcomes in 2003. Administrative and general expense decreased $2.3 million, or 33.5%, due to lower expenses for paid-time-off and insurance, regulatory commission expense and outside service costs.

Depreciation and amortization decreased $10.5 million, or 14.3%. This reduction was primarily attributable to a decrease in depreciation rates to align depreciation expenses with NMPRC approved rates based on a new five-year depreciation study, which decreased depreciation expense by $8.2 million year over year. Additionally, depreciation decreased $3.0 million due to the Company’s billing system being fully depreciated at the end of 2003. The Company expects to see depreciation rise going forward as a result of increased investment in new information technology platforms.

PNM Gas

The table below sets forth the operating results for PNM Gas:

	Year Ended
	December 31,
	2004	2003	Variance
	(In thousands)
Operating revenues	$490,921	$358,267	$132,654
Less: Cost of energy	343,219	228,345	114,874
Gross margin	147,702	129,922	17,780
Energy production costs	2,338	1,930	408
Transmission and distribution O&M	28,006	29,515	(1,509)
Customer related expense	19,283	16,832	2,451
Administrative and general	1,648	2,040	(392)
Total non-fuel O&M	51,275	50,317	958
Corporate allocation	38,725	39,543	(818)
Depreciation and amortization	18,894	22,186	(3,292)
Taxes other than income taxes	7,412	6,886	526
Income taxes	8,063	(956)	9,019
Total non-fuel operating expenses	124,369	117,976	6,393
Operating income	$23,333	$11,946	$11,387

The following table shows gas revenues by customer and average customers:

PNM Gas Revenues

	Year Ended
	December 31,
	2004	2003	Variance
	(In thousands, except customers)
Residential	$292,163	$226,799	$65,364
Commercial	92,128	72,269	19,859
Industrial	2,889	2,820	69
Transportation*	15,274	18,906	(3,632)
Other	88,467	37,473	50,994
	$490,921	$358,267	$132,654

Average customers	461,399	452,328	9,071

*Customer-owned gas.

The following table shows gas throughput by customer class:

PNM Gas Throughput

	Year Ended
	December 31,
	2004	2003	Variance
	(Thousands of decatherms)
Residential	30,618	27,416	3,202
Commercial	11,639	10,810	829
Industrial	413	485	(72)
Transportation*	43,208	50,756	(7,548)
Other	13,871	5,510	8,361
	99,749	94,977	4,772

*Customer-owned gas.

Operating revenues increased $132.7 million, or 37.0%, over the prior year primarily because of higher natural gas prices in 2004 as compared to 2003 and the rate increase discussed below. The Company purchases natural gas in the open market and resells it at the same price to its sales-service customers. As a result, increases or decreases in gas revenues driven by gas costs do not impact the Company’s consolidated gross margin or earnings. In 2004, off-system sales revenues increased $47.7 million due to the revision of an interstate transportation contract and improved conditions in the gas market. Total gas sales volumes increased 5.0%, resulting from off-system sales and customer growth of 2.0%; customer growth increased revenues $2.7 million over the prior year. A normal early winter season compared to a warmer 2003 increased revenues $3.0 million. In addition, revenues grew $11.4 million due to a cost of service rate increase granted by the NMPRC in January 2004. The rate increase is expected to increase gas revenues by approximately $22.0 million annually; however, implementation of the residential increase was delayed until April 2004. The increase in operating revenues was partially offset by a decrease in off-system transportation of $5.4 million due to lower price differences between the San Juan and Permian basins.

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

Depreciation and amortization decreased $3.3 million, or 14.8%, primarily due to the Company’s customer billing system being fully depreciated at the end of 2003. The Company expects to see depreciation rise going forward as a result of increased investment in new information technology platforms and other capital spending.

Unregulated Operations

PNM Wholesale

The table below sets forth the operating results for PNM Wholesale:

	Year Ended
	December 31,
	2004	2003	Variance
	(In thousands)
Operating revenues
External sales	$588,243	$551,625	$36,618
Intersegment sales	-	1,535	(1,535)
Total revenues	588,243	553,160	35,083
Less: Cost of energy	449,059	413,089	35,970
Intersegment energy transfer	42,769	34,760	8,009
Gross margin	96,415	105,311	(8,896)
Energy production costs	29,967	29,919	48
Transmission and distribution O&M	81	59	22
Customer related expense	1,049	711	338
Administrative and general	7,255	8,390	(1,135)
Total non-fuel O&M	38,352	39,079	(727)
Corporate allocation	4,557	2,586	1,971
Depreciation and amortization	14,809	14,230	579
Taxes other than income taxes	3,533	3,263	270
Income taxes	8,537	12,111	(3,574)
Total non-fuel operating expenses	69,788	71,269	(1,481)
Operating income	$26,627	$34,042	$(7,415)

The following table shows revenues by customer class:

PNM Wholesale Revenues

	Year Ended
	December 31,
	2004	2003	Variance
	(In thousands)
Long-term contracts	$158,085	$135,674	$22,411
Short-term sales	430,158	415,951	14,207
Intersegment sales	-	1,535	(1,535)
	$588,243	$553,160	$35,083

The following table shows sales by customer class:

PNM Wholesale Sales

	Year Ended
	December 31,
	2004	2003	Variance
	(Megawatt hours)
Long-term contracts	2,943,372	2,469,707	473,665
Short-term sales	9,057,172	9,432,297	(375,125)
	12,000,544	11,902,004	98,540

Operating revenues increased $35.1 million or 6.3% over the prior year. This increase in wholesale electric sales primarily reflects additional long-term contract sales and wholesale electric price improvements in short-term prices. New long-term contracts added 437,446 MWhs, or $21.0 million in revenues, slightly offset by a decrease in certain existing contract sales prices of $3.3 million due largely to a price reduction for sales to Kirtland Air Force Base. These contracts support the Company’s long-term growth plans and net asset-backed strategy. In addition, the Company’s short-term sales increased $14.2 million, or 3.4%, compared to the prior year period, partially due to an increase in average short-term prices. Short-term sales volume decreased 4.0% due to less favorable energy purchase-to-sale market spreads between PVNGS and the Mead market hub.

The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, decreased $8.9 million, or 8.4%, from the prior year. Short-term sales margin decreased $15.6 million primarily due to the effect of higher purchase costs and less available excess energy resulting from increased electric retail load growth and unplanned outages on certain of the Company’s generation facilities, partially offset by higher sales volumes and higher market prices. Average short-term market purchase prices increased 10.7% over the prior year while average short-term market sale prices increased 4.4% over the prior year. The Company had an unfavorable change in the unrealized mark-to-market position of $1.7 million from the prior year ($1.8 million gain in 2004 versus $3.5 million gain in 2003), reflecting depressed pricing caused by cooler weather. Long-term contracts margin increased $6.8 million due to additional long-term sales under new and existing contracts. In addition, the long-term margin increase included $6.1 million from sales of pollution credits.

Total non-fuel O&M decreased $0.7 million, or 1.9%, from the prior year. Administrative and general decreased $1.1 million, or 13.5%, due to transportation costs of $1.0 million recognized in 2003 for turbines that were placed in storage, which did not recur in 2004.

Corporate and Other

Corporate Administrative and General Expenses

Corporate administrative and general expenses, which represent costs that are driven primarily by corporate-level activities, is allocated to the business segments and is presented in the corporate allocation line item in the segment statements. These costs increased $1.7 million, or 1.5%, from the prior year to $113.1 million, primarily due to a net increase in compensation and benefit costs.

Taxes other than income increased $2.7 million due to the 2003 favorable resolution of tax issues of $2.4 million and increased social security taxes due to overall higher payroll costs.

PNMR Consolidated

Other Income and Deductions

Other income decreased $4.6 million, or 8.8%, from the prior year due to decreased tax credits of $2.4 million, and a decrease in the equity component of allowance for funds used during construction of $1.3 million. Additionally, other income decreased due to favorable 2003 customer settlements of $0.8 million, which did not recur in 2004.

Other deductions decreased $38.0 million from the prior year primarily due to a charge of $16.7 million in 2003 for the write-off of transition costs due to the repeal of deregulation in New Mexico and a charge of $16.6 million in 2003 for costs related to long-term debt refinancing.

Interest Expense

Interest expense decreased $14.8 million, or 22.4%, over the prior year due to debt refinancing, including senior unsecured notes and pollution control bonds, and lower short-term debt balances, which decreased interest costs $10.1 million. Additionally, the Company had lower borrowing levels in 2004, which reduced interest expense by $2.6 million, and a favorable interest rate swap which further reduced interest expense by $2.1 million.

Income Taxes

PNMR’s consolidated income tax expense was $49.2 million for the year ended December 31, 2004, compared to $27.9 million in 2003 before the cumulative effect of a change in accounting principles. The increase was due to the impact of higher pre-tax earnings. PNMR’s effective operating income tax rates for the years ended December 31, 2004 and 2003 were 36.95% and 34.88%, respectively. The increase in the effective operating tax rate was due to a decrease in permanent tax differences, resulting from tax credits in 2003. PNMR’s effective non-operating income tax rates for the years ended December 31, 2004 and 2003 were 33.03% and (2.79)%, respectively. The increase in the effective tax rate was due to a decrease in permanent tax differences, resulting from allowance for funds used during construction and tax credits in 2003.

Cumulative Effect of Changes in Accounting Principles

In 2003, the Company adopted SFAS 143. The effect of the initial application of the new standard is reported as a cumulative effect of a change in accounting principle. As a result, PNMR recorded income, net of income tax expense, of approximately $37.4 million, or $0.62 per diluted common share, representing amounts expensed in prior years for its asset retirement obligations in excess of the actual legal obligations as established under the new accounting standard.

In 2003, the Company changed its valuation date for its pension and post retirement benefits plans from September 30 to December 31 to better reflect the actual plan balances as of the PNMR’s year end balance sheet date. The effect of the change in the plans’ valuation date is reported as a cumulative effect of a change in accounting principle. PNMR recorded additional expense, net of income tax benefit, of approximately $0.8 million, or $0.01 per diluted common share reflecting the effect of changing the valuation date.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires Company management to select and apply accounting policies that best provide the framework to report the results of operations and financial position for PNMR, PNM and TNMP. The selection and application of those policies requires management to make difficult subjective or complex judgments concerning reported amounts of revenue and expenses during the reporting period and the reported amounts of assets and liabilities at the date of the financial statements. As a result, there exists the likelihood that materially different amounts would be reported under different conditions or using different assumptions. Company management has identified the following accounting policies that it deems critical to the portrayal of the financial condition and results of operations of PNMR, PNM and TNMP and that involve significant subjectivity. Company management believes that its selection and application of these policies best represent the operating results and financial position of PNMR, PNM and TNMP. The following discussion provides information on the processes utilized by Company management in making judgments and assumptions as they apply to its critical accounting policies.

Revenue Recognition

Operating revenues are recorded as services are rendered to customers. Revenues subject to refund are recorded with a reserve also established for the potential refund. The Company’s subsidiaries record unbilled revenues representing management's assessment of the estimated amount customers will be billed for services rendered between the meter-reading dates in a particular month and the end of that month. Company management estimates unbilled revenues based on sales recorded in the billing system, taking into account weather impacts. The method is consistent with the approach to normalization employed for rate case billing determinants and the load forecast. To the extent the estimated amount differs from the amount subsequently billed, revenues will be affected. Unbilled revenues are separately reported on the Consolidated Balance Sheets of PNMR, PNM and TNMP.

Regulatory Assets and Liabilities

The Company is subject to the provisions of SFAS No. 71, as amended, “Accounting for the Effects of Certain Types of Regulation” (”SFAS 71”). Accordingly, the Company’s utility subsidiaries, PNM and TNMP, have recorded assets and liabilities on the Consolidated Balance Sheets resulting from the effects of the ratemaking process, which would not be recorded under GAAP for non-regulated entities. Regulatory assets represent incurred costs that have been deferred because they are probable of future recovery in customer rates. Regulatory liabilities generally represent probable future reductions in revenue or refunds to customers. The Company’s continued ability to meet the criteria for application of SFAS 71 may be affected in the future by competitive forces and restructuring in the electric industry. In the event that SFAS 71 no longer applied to all, or a separable portion, of Company’s operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism is provided.

Until its next rate case, PNM’s electric rates are fixed; therefore, the opportunity to recover increased costs and the costs of new investment in facilities through rates is limited through 2007 due to the rate-freeze. As a result, PNM defers certain costs based on its expectation that it will recover these costs in future rate cases. If future recovery of these costs ceases to be probable, PNM would be required to record a charge in current period earnings for the portion of the costs that were not recoverable.

Asset Impairment

Tangible long-lived assets are evaluated in relation to the future undiscounted cash flows to assess recoverability in accordance with SFAS 144 when events and circumstances indicate that the assets might be impaired. These potential impairment indicators include Company management's assessment of fluctuating market conditions as a result of industry deregulation; planned and scheduled customer purchase commitments; future market penetration; fluctuating market prices resulting from factors including changing fuel costs and other economic conditions; weather patterns; and other market trends. The amount of impairment recognized is the difference between the fair value of the asset and the carrying value of the asset.

PNM has three turbines currently in storage, with a combined book value of approximately $64.7 million at December 31, 2005. PNM believes that it will be able to place two of the turbines in service and recover the costs of these two turbines in rates. As previously reported, PNM had planned to convert Afton from a combustion turbine to a combined-cycle unit using another turbine in storage. As part of negotiations that will allow PNM to convert Afton to a combined cycle plant and include it as a jurisdictional resource, Company management found that an alternative equipment configuration will be used and this turbine will not be used. In the fourth quarter of 2005, Company management determined that it would make the turbine available for sale. Based on its market survey, PNM recorded an impairment charge of $15.0 million for the year ended December 31, 2005. The impairment charge is recorded in the Corporate and Other segment.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 141, as amended, “Business Combinations” (“SFAS 141”), the Company has revalued the assets and liabilities acquired as part of the acquisition of TNP at their respective fair values. Under the provisions of SFAS 142, the Company does not amortize goodwill. Certain intangible assets are amortized over their estimated useful lives. Goodwill and unamortized intangible assets are evaluated for impairment at least annually, or more frequently if events and circumstances indicate that the goodwill and intangible assets might be impaired. Amortized other intangible assets are evaluated for impairment in accordance with SFAS 144 when events and circumstances indicate that the assets might be impaired.

Purchase Accounting

The acquisition of TNP was accounted for using the purchase method of accounting as prescribed in SFAS 141; accordingly, purchase accounting adjustments have been reflected in the financial statements of TNP for all periods subsequent to June 6, 2005. The purchase accounting entries are reflected on PNMR’s financial statements as of the purchase date. PNMR “pushed down” the effects of purchase accounting to the financial statements of TNMP and First Choice. Accordingly, TNMP’s post-acquisition financial statements reflect a new basis of accounting. TNP’s largest subsidiary, TNMP, is a regulated utility; therefore, in accordance with SFAS 71, the fair value of the majority of the assets and liabilities did not change significantly. The business operations of TNP were not significantly changed as a result of the acquisition, and post-acquisition and pre-acquisition operating results, except as noted in the discussion, are comparable.

Decommissioning Costs

Accounting for decommissioning costs for nuclear and fossil-fuel generation involves significant estimates related to costs to be incurred many years in the future after plant closure. Changes in these estimates could significantly impact PNMR’s and PNM’s financial position, results of operations and cash flows. PNM owns and leases nuclear and fossil-fuel generation facilities that are within and outside of its retail service areas. In accordance with SFAS 143, PNM is only required to recognize and measure decommissioning liabilities for tangible long-lived assets for which a legal obligation exists (see Note 15). Adoption of SFAS 143 changed the method of accounting for both nuclear generation decommissioning and fossil-fuel generation decommissioning. Nuclear decommissioning costs are based on site-specific estimates of the costs for removing all radioactive and other structures at the site. PVNGS Unit 3 is excluded from PNM’s retail rates while PVNGS Units 1 and 2 are included. PNM collects a provision for ultimate decommissioning of PVNGS Units 1 and 2 in its rates and recognizes a corresponding expense and liability for these amounts. PNM believes that it will continue to be able to collect in rates for its legal asset retirement obligations for nuclear generation activities included in the ratemaking process.

Financial Instruments

The Company follows the provisions set forth under SFAS 133, as amended. SFAS 133 establishes accounting and reporting standards requiring derivative instruments to be recorded in the balance sheet as either an asset or liability measured at their fair value. SFAS 133 also requires that changes in the derivatives’ fair value be recognized currently in earnings unless specific hedge accounting or normal purchase and sale criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the statement of earnings, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the period during which the hedged forecasted transaction affects earnings. The results of hedge ineffectiveness and the change in fair value of a derivative that an entity has chosen to exclude from hedge effectiveness are required to be presented in current earnings.

Pension and Other Postretirement Benefits

PNMR and its subsidiaries maintain a qualified defined benefit pension, a plan providing medical and dental benefits to eligible retirees, and an executive retirement program (“PNM Plans”). PNMR maintains the legal obligation for the benefits owed to participants under these plans. TNMP also maintains a qualified defined benefit pension plan covering substantially all of its employees, a plan providing medical and death benefits to eligible retirees and an executive retirement program (“TNMP Plans”). The actuarial estimates of retiree benefits and the associated significant weighted-average assumptions for these plans are discussed in Note 12.

One of the most significant assumptions is the return on assets assumption, which was 9.0% for the PNM pension plan for the year ending December 31, 2005 and 7.8% for the TNMP pension plan from January 1 though June 6 and 9.0% from June 6 through December 31, 2005. This assumption will be 9.0% for both the PNM and TNMP pension plans for 2006. In developing the expected long-term rate of return assumption, the Company evaluated input from its actuaries and its investment consultant, including their review of asset class return expectations as well as long-term inflation assumptions. The 9.0% assumption was based on a passive return of 8.7% and a premium for active management of 0.3% reflecting the target asset allocation and current investment array. If all other factors were to remain unchanged, it is expected that a 1% decrease in the expected long-term rate of return would cause PNM’s 2006 net pension income to decrease approximately $4.5 million (analogous change would result from a 1% increase). If all other factors were to remain unchanged, it is expected that a 1% decrease in the expected long-term rate of return would cause TNMP’s 2006 net pension income to decrease approximately $0.8 million (analogous change would result from a 1% increase).

Under SFAS No. 87, “Employers' Accounting for Pensions” (“SFAS 87”) and SFAS No. 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”), the expected long-term rate of return on pension and postretirement plan assets is calculated on the market-related value of assets. SFAS 87 and SFAS 106 require that actual gains and losses on pension and postretirement plan assets be recognized in the market-related value of assets equally over a period of not more than five years, which reduces year-to-year volatility. For the PNM Plans and TNMP Plans, the market-related value of assets is equal to the prior years’ market related value of assets adjusted for contributions, benefit payments and investment gains and losses that lie within a corridor of plus or minus 4.0% around the expected return on market value. Gains and losses that lie outside the corridor are amortized over five years, i.e., if investment return is outside a range of 5.0% to 13.0% (expected long-term rate of return plus or minus 4.0%), this market-related value recognizes the portion of return that is outside the range over a five-year period from the year in which the return occurs. As such, the future value of assets will be impacted as previously deferred returns are recorded.

The discount rate that the Company utilizes for determining future pension and postretirement obligations is based on a review of long-term high-grade bonds and management’s expectations. As a result of this review, the Company adjusted the discount rate for the PNM pension plan to 5.75% at December 31, 2005 from 6.0% at December 31, 2004. The rate for the TNMP pension plan was adjusted to 5.75% at December 31, 2005 from 5.25% at June 6, 2005 and was 5.75% at December 31, 2004. Lowering the discount rate by 0.5% would have decreased 2005 pension income for PNM by approximately $0.5 million and would have no impact on TNMP pension expense.

Based on an expected rate of return of 9.0%, a discount rate of 5.75% and various other assumptions, it is estimated that the PNM pension income for the qualified and non-qualified pension plans will be approximately $2.8 million in 2006 and $2.8 million in 2007. It is estimated that TNMP pension income for the qualified and non-qualified pension plans will be approximately $2.6 million in 2006 and $2.7 million in 2007. Future actual pension income or expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the Company’s pension plans.

Note 12 contains further details about the effects of certain changes in assumptions related to medical trend rates on retiree health costs. The Company will continue to evaluate its actuarial assumptions at least annually, and will adjust as necessary.

See Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” for discussion regarding the Company’s accounting policies and sensitivity analysis for the Company’s financial instruments and derivative energy and other derivative contracts. See also “Financing Activities” below for additional discussion regarding the Company’s accounting policies for forward interest rate swaps.

LIQUIDITY AND CAPITAL RESOURCES

PNMR

At December 31, 2005, PNMR had cash and short-term investments of $68.2 million compared to $17.2 million in cash and short-term investments at December 31, 2004.

Cash provided by operating activities for the year ended December 31, 2005 was $210.5 million compared to $235.1 million for the year ended December 31, 2004. PNMR's net earnings for the year ended December 31, 2005 decreased 23.4% to $67.2 million from $87.7 million for the year ended December 31, 2004. The decrease in earnings, as well as higher natural gas prices in 2005, contributed to the decrease in cash provided by operating activities. The decrease in earnings was driven primarily by acquisition related costs, the write down of a turbine to fair market value and other charges. In addition, the Company experienced below normal levels of plant performance, which reduced the amount of electricity the Company sold on the wholesale market and forced the Company to purchase power to meet jurisdictional and contractual wholesale needs. In addition, the margin on fixed-price contracts decreased, as increases in purchased power contract prices driven by increasing fuel prices could not be passed on to customers with fixed sales prices. These decreases to net earnings were partially offset by the addition of the TNP operations for June 6 through December 31, 2005 and an increase in cost of service gas rates.

Cash used for investing activities was $154.6 million for the year ended December 31, 2005 compared to $143.8 million for the year ended December 31, 2004. The increase in cash used for investing activities in the current period was due primarily to increased cash payments for utility plant additions, offset in part by the cash balances acquired from TNP, net of the cash paid to acquire TNP.

Cash used for financing activities was $4.8 million for the year ended December 31, 2005 compared to cash used for financing activities of $86.8 million for the year ended December 31, 2004. Cash used for financing activities in 2005 decreased due to the issuance of short-term debt of $237.5 million to fund a portion of the cost of redemption of TNP preferred stock and senior notes, the issuance of the equity-linked units for $339.8 million and the issuance of common stock for $101.2 million. The decrease in cash used for financing activities was partially offset by the redemption of TNP preferred stock of $224.6 million and the repayment of long-term debt of $399.6 million, including the repayment of $289.1 million in TNP senior notes (excluding the final interest payment) and the repayment of $110.5 million under the TNP credit agreement. Financing activities in 2004 consisted primarily of common stock dividend payments and short-term debt repayments.

PNM

Cash provided by operating activities for the year ended December 31, 2005 was $171.5 million compared to $261.0 million for the year ended December 31, 2004. This decrease in cash provided by operating activities was due primarily to lower earnings in 2005 and higher natural gas prices in 2005.

Cash used for investing activities was $151.3 million for the year ended December 31, 2005 compared to $131.8 million for the year ended December 31, 2004. The increase in cash used for investing activities was due primarily to increased utility plant additions in 2005, offset in part by a $12.2 million purchase of EIP bond investments in 2004 that did not recur in 2005.

Cash used by financing activities was $24.0 million for the year ended December 31, 2005 compared to cash used for financing activities of $124.4 million for the year ended December 31, 2004. The decrease in cash used for financing activities was due primarily to cash received from short-term borrowings in 2005 of $67.8 million compared to the use of cash in 2004 of $64.5 million to repay short-term borrowings. The decrease in cash flows from financing activities was offset in part by the payment of $91.0 million in dividends to PNMR in 2005.

TNMP

TNMP's cash provided by operating activities for the year ended December 31, 2005 was $66.9 million compared to $67.4 million for the year ended December 31, 2004. TNMP's net earnings for the year ended December 31, 2005 were $26.7 million compared to a net loss of $51.2 million in the year ended December 31, 2004. TNMP's net earnings increased $77.9 million in 2005 compared to 2004 due primarily to a charge of $97.8 million, net of tax, in 2004 for the disallowance of stranded costs, which did not recur in 2005. The charge for stranded costs was offset in part by the recording of $32.0 million of carrying charges related to deferred stranded costs in 2004.

Cash used for investing activities was $42.8 million for the year ended December 31, 2005, relatively unchanged from $43.2 million for the year ended December 31, 2004.

Cash used for financing activities for the year ended December 31, 2005 was $73.7 million compared to cash used for financing activities for the year ended December 31, 2004 of $15.4 million. During 2005, TNMP, a wholly owned subsidiary of TNP, paid $62.0 million to redeem a portion of the TNMP stock held by TNP. TNMP also paid $12.0 million to redeem senior notes in 2005.  Cash used for financing activities in 2004 consisted primarily of long-term debt costs/repayments and dividends paid.

Pension and Other Postretirement Benefits

PNMR

PNMR and its subsidiaries maintain a qualified defined benefit pension, a plan providing medical and dental benefits to eligible retirees, and an executive retirement program (“PNM Plans”). PNMR maintains the legal obligation for the benefits owed to participants under these plans. TNMP also maintains a qualified defined benefit pension plan covering substantially all of its employees, a plan providing medical and death benefits to eligible retirees and an executive retirement program (“TNMP Plans”).

The total 2005 contributions to the PNM Plans, in addition to contributions to the TNMP Plans from the date of PNMR’s acquisition of TNP, or June 6, 2005 through December 31, 2005, are included in PNMR’s Consolidated Statement of Cash Flows. TNMP Plan contributions of $0.5 million are included in PNMR’s Consolidated Statement of Cash Flows for the year ended December 31, 2005. See PNM and TNMP contribution detail below.

PNM

During 2005, PNM did not make any contributions to its qualified pension plan and does not anticipate making any contributions to the qualified pension plan in 2006. PNM made contributions totaling $6.2 million to its postretirement benefit plan for the plan year 2005 and expects to make contributions totaling $6.2 million to its postretirement benefit plan in 2006.

TNMP

During 2005, TNMP did not make any contributions to its qualified pension plan and does not anticipate making any contributions to the qualified pension plan in 2006. TNMP made contributions totaling $0.9 million to its postretirement benefit plan for the plan year 2005 and expects to make contributions totaling $0.3 million to its postretirement benefit plan in 2006.

Capital Requirements

PNMR

Total capital requirements include construction expenditures as well as other major capital requirements and cash dividend requirements for both common and preferred stock. The main focus of the Company’s current construction program is upgrading generation resources, upgrading and expanding the electric and gas transmission and distribution systems and purchasing nuclear fuel. Projections for total capital requirements for 2006, including TNMP and First Choice, are $458.0 million with projections for construction expenditures for 2006 constituting $418.0 million of that total. Total capital requirements, including TNMP and First Choice, are projected to be $1,833.8 million and construction expenditures are projected to be $1,602.8 million for 2006-2010. These estimates are under continuing review and subject to on-going adjustment. This projection includes $16.0 million for the construction of Luna and $147.0 million for expansion at Afton. In November 2005, PNM filed a joint stipulation with the NMPRC that would allow PNM to convert Afton to a combined cycle plant and bring Afton into retail rates effective January 1, 2008. The Afton book value for ratemaking in PNM’s 2007 rate case will be 50% of the lower of the actual cost to construct or $187.6 million. PNM cannot recover costs for Afton in excess of this amount in its retail rates. The stipulation is subject to approval by the NMPRC. This projection does not include any amounts for the proposed Twin Oaks acquisition.

The Company continues to look for appropriately priced generation acquisition and expansion opportunities to support retail electric load growth, for the continued expansion of its long-term contract business, and to supplement its natural transmission position in the southwest and west areas of the United States.

During the year ended December 31, 2005, the Company utilized cash generated from operations and cash on hand, as well as its liquidity arrangements, to cover its capital requirements and construction expenditures. Except for the proposed acquisition of the Twin Oaks facility, the Company anticipates that internal cash generation and current debt capacity will be sufficient to meet all of its capital requirements and construction expenditures for the years 2006 through 2010. To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements.

PNM

The main focus of PNM’s current construction program is to upgrade generation resources, to upgrade and expand the electric and gas transmission and distribution systems and to purchase nuclear fuel. Projections for total capital requirements for 2006 are $386.2 million with projections for construction expenditures for 2006 constituting $346.2 million of that total. Total capital requirements are projected to be $1,520.0 million and construction expenditures are projected to be $1,289.0 million for the years 2006 through 2010. These estimates are under continuing review and subject to on-going adjustment.

Until November 2005, the Company's one-third interest in the 570 MW Luna facility, currently under construction, was held in a wholly owned subsidiary, PNMR Development and Management Corporation. In November 2005, the Company transferred its one-third interest in the Luna facility to PNM. PNM will complete construction of the Luna facility for use as merchant plant.

TNMP

The main focus of TNMP’s current construction program is to upgrade and expand its electric transmission and distribution systems. Projections for total capital requirements for 2006 are $44.3 million. Total capital requirements are projected to be $233.7 million for the years 2006 through 2010. These estimates are under continuing review and subject to on-going adjustment.

Liquidity

PNMR

As of February 28, 2006, PNMR had $615.0 million of liquidity arrangements. The liquidity arrangements consist of $600.0 million from an unsecured revolving credit facility, referred to as the PNMR Facility for purposes of this discussion, and $15.0 million in local lines of credit. As of February 28, 2006, there were no amounts borrowed under the PNMR Facility and $9.8 million borrowed under the local lines of credit.

At February 28, 2006, First Choice had up to $300.0 million of borrowing capacity under the PNMR Facility. Any borrowings made by First Choice under this sublimit are guaranteed by PNMR. At February 28, 2006, First Choice had no borrowings outstanding under the PNMR Facility; however, First Choice had $16.9 million of letters of credit outstanding, which reduces the available capacity under the PNMR Facility. TNMP is also a borrower under the PNMR Facility, see “TNMP” detail below.

In addition, in February 2006, the Board approved intercompany borrowing arrangements between PNMR and its subsidiaries that would authorize each subsidiary to borrow up to $50.0 million from PNMR.

PNMR has established a commercial paper program under which it may issue up to $400.0 million in commercial paper for up to 270 days. The commercial paper is unsecured and the proceeds are used for short-term cash management needs. The PNMR Facility serves as a backstop for the outstanding commercial paper. As of February 28, 2006, there were $208.4 million of borrowings outstanding under this program.

PNMR’s ability, if required, to access the capital markets at a reasonable cost and to provide for other capital needs is largely dependent upon its ability to earn a fair return on equity, its results of operations, its credit ratings, its ability to obtain required regulatory approvals and conditions in the financial and wholesale markets. Financing flexibility is enhanced by providing a high percentage of total capital requirements from internal sources and having the ability, if necessary, to issue long-term securities and to obtain short-term credit.

Moody’s considered PNMR's credit outlook stable as of the date of this report. In January 2006, S&P revised its outlook for PNMR to negative from stable. The Company is committed to maintaining or improving its investment grade ratings. S&P and Moody’s rated PNMR’s senior unsecured notes issued in March 2005 (see “Financing Activities” below) as BBB- and Baa3, respectively. PNMR's commercial paper program discussed above has been rated P-3 by Moody's, but was lowered to A-3 from A-2 by S&P in January 2006.

Investors are cautioned that a security rating is not a recommendation to buy, sell or hold securities, that it is subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

PNM

As of February 28, 2006, PNM had $493.5 million of liquidity arrangements. The liquidity arrangements consist of $400.0 million from an unsecured revolving credit facility, referred to as the PNM Facility for purposes of this discussion, $70.0 million from an accounts receivable securitization program and $23.5 million in local lines of credit. As of February 28, 2006, there were no amounts borrowed against the accounts receivable securitization, the local lines of credit, or the PNM Facility; however, $4.5 million of letters of credit were outstanding, which reduces the available capacity under the PNM Facility. The accounts receivable securitization program expires in April 2006.

At February 28, 2006, PNM also had a $20.0 million borrowing arrangement with PNMR, which is not included in the $493.5 million of liquidity arrangements discussed above. As of February 28, 2006 there were no amounts outstanding under this arrangement.

PNM has a commercial paper program under which PNM may issue up to $300.0 million in commercial paper for up to 365 days. The commercial paper is unsecured and the proceeds are used for short-term cash management needs. The PNM Facility serves as a backstop for PNM's outstanding commercial paper. As of February 28, 2006, PNM had $133.9 million in commercial paper outstanding under this program.

PNM’s ability, if required, to access the capital markets at a reasonable cost and to provide for other capital needs is largely dependent upon its ability to earn a fair return on equity, its results of operations, its credit ratings, its ability to obtain required regulatory approvals and conditions in the financial and wholesale markets. Financing flexibility is enhanced by providing a high percentage of total capital requirements from internal sources and having the ability, if necessary, to issue long-term securities and to obtain short-term credit.

Moody’s considered PNM's credit outlook stable as of the date of this report. In January 2006, S&P revised its outlook for PNM to negative from stable. PNM is committed to maintaining or improving its investment grade ratings. As of December 31, 2005, S&P rated PNM’s business position as six, its senior unsecured notes as BBB with a stable outlook and its preferred stock as BB+. As of December 31, 2005, Moody’s rated PNM’s senior unsecured notes as Baa2 and its preferred stock as Ba1. PNM's commercial paper program is rated P-3 by Moody's, but was lowered to A-3 from A-2 by S&P in January 2006.

TNMP

In June 2005, TNMP filed an application with the NMPRC to become a borrower and issue notes of up to $100.0 million under the PNMR Facility. In July 2005, the NMPRC issued an order approving the application, SEC approval was received in September 2005 and TNMP was added as a borrower under the PNMR Facility in September 2005. Any borrowings made by TNMP under this sublimit are not guaranteed by PNMR. At February 28, 2006, TNMP had no outstanding borrowings under the PNMR Facility, but did have $2.5 million letters of credit outstanding, which reduces available capacity under the PNMR Facility.

In September 2005, as part of the TNP acquisition financing, TNMP redeemed and cancelled 1,090 shares of its privately held stock held by TNP at the book value of $56,888.91 per share, for a total of $62.0 million. TNP subsequently paid a cash dividend of $62.0 million to PNMR.

In June 2003, TNMP issued $250.0 million of 6.125% senior notes due in 2008. In May 2003, TNMP executed a $250.0 million Treasury rate lock transaction designed to manage interest rate risk associated with the issuance of the senior notes. TNMP paid $4.2 million upon the issuance of senior notes in June 2003 to settle the rate lock. Through the date of the acquisition, the cost of the rate lock was recorded in accumulated other comprehensive income and was amortized to interest expense over the life of the senior notes. The book value of the rate lock acquired was $1.7 million. In conjunction with the acquisition of TNP by PNMR on June 6, 2005, the balance for the rate lock remaining in accumulated other comprehensive income was recorded at fair market value as of the date of acquisition, which was zero, in accordance with SFAS 141.

TNMP’s ability, if required, to access the capital markets at a reasonable cost and to provide for other capital needs is largely dependent upon its ability to earn a fair return on equity, its results of operations, its credit ratings, its ability to obtain required regulatory approvals and conditions in the financial and wholesale markets. Financing flexibility is enhanced by providing a high percentage of total capital requirements from internal sources and having the ability, if necessary, to issue long-term securities and to obtain short-term credit.

Moody’s considered TNMP's credit outlook stable as of the date of this report. In January 2006, S&P revised its outlook for TNMP to negative from stable. The Company is committed to maintaining or improving its investment grade ratings. As of December 31, 2005, S&P rated TNMP’s senior unsecured notes at BBB. As of December 31, 2005, Moody’s rated TNMP’s senior unsecured notes at Baa3.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements consist of PNM’s operating lease obligations for PVNGS Units 1 and 2, the EIP transmission line and the entire output of Delta, as gas-fired generating plant. These arrangements help ensure PNM the availability of lower-cost generation needed to serve customers.

The total capitalization for these obligations was $170.9 million as of December 31, 2005 and $176.0 million as of December 31, 2004.

Commitments and Contractual Obligations

Tabular information for PNMR, PNM and TNMP is presented below. See also Note 7 for further details about the Company’s significant leases, including those for PNM and TNMP.

PNMR

The following table sets forth PNMR’s long-term contractual obligations as of December 31, 2005:

	Payments Due
		Less than			After
Contractual Obligations	Total	1 year	2-3 years	4-5 years	5 years
	(In thousands)

Long-Term Debt (a)	$1,749,745	$-	$548,935	$514,940	$685,870
Interest on Long-Term Debt (b)	810,713	97,174	186,725	110,838	415,976
Equity-Linked Units Forward
Contracts	16,038	5,983	9,988	67	-
Interest on Forward Contracts	759	465	294	-	-
Operating Leases	380,593	34,363	69,005	62,749	214,476
Purchased Power Agreements	85,457	32,027	24,924	24,119	4,387
Coal Contracts (c)	694,307	49,905	103,635	110,206	430,561
Other Purchase Obligations (d)	1,609,268	424,376	752,061	432,831	-

Total	$5,346,880	$644,293	$1,695,567	$1,255,750	$1,751,270

(a)	Represents total long-term debt excluding unamortized discount of $3.4 million.
(b)	Represents the annual interest expense on fixed and variable rate debt. Projections of interest expense on variable rate debt are based on current interest rates as of December 31, 2005.
(c)	Represents only certain minimum payments that may be required under the coal contracts if no deliveries are made.
(d)	Represents commitments for capital expenditures, pension and postretirement benefit obligations and other obligations.

The following table sets forth PNMR’s other commercial commitments as of December 31, 2005:

	Amount of Commitment Expiration Per Period
	Total
Other Commercial	Amounts				After
Commitments	Committed	1 year	2-3 years	4-5 years	5 years
	(In thousands)

Short-Term Debt (a)	$967,492	$395,500	$-	$571,992	$-
Local Lines of Credit	38,500	38,500	-	-	-

Total	$1,005,992	$434,000	$-	$571,992	$-

(a)	Represents the unused borrowing capacity of the various credit facilities less outstanding letters of credit of $22.5 million and borrowings of $10.0 million as of December 31, 2005.

PNM

The following table sets forth PNM’s long-term contractual obligations as of December 31, 2005:

	Payments Due
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(In thousands)

Long-Term Debt (a)	$985,870	$-	$300,000	$-	$685,870
Interest on Long-Term Debt (b)	637,861	49,657	99,314	72,914	415,976
Operating Leases	353,430	29,322	61,353	57,990	204,765
Purchased Power Agreements	71,239	17,809	24,924	24,119	4,387
Coal Contracts (c)	694,307	49,905	103,635	110,206	430,561
Other Purchase Obligations (d)	1,295,107	352,316	610,613	332,178	-

Total	$4,037,814	$499,009	$1,199,839	$597,407	$1,741,559

(a)	Represents total long-term debt excluding unamortized premium of $1.2 million.
(b)	Represents the annual interest expense on fixed and variable rate debt. Projections of interest expense on variable rate debt are based on current interest rates as of December 31, 2005.
(c)	Represents only certain minimum payments that may be required under the coal contracts if no deliveries are made.
(d)	Represents commitments for capital expenditures, pension and postretirement benefit obligations and other obligations.

The following table sets forth PNM’s other commercial commitments as of December 31, 2005:

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	1 year	2-3 years	4-5 years	After 5 years
	(In thousands)

Short-Term Debt (a)	$395,500	$395,500	$-	$-	$-
Local Lines of Credit	23,500	23,500	-	-	-

Total	$419,000	$419,000	$-	$-	$-

(a)	Represents the unused borrowing capacity of the various credit facilities less outstanding letters of credit of $4.5 million as of December 31, 2005.

TNMP

The following table sets forth TNMP’s long-term contractual obligations as of December 31, 2005:

	Payments Due
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(In thousands)

Long-Term Debt (a)	$416,625	$-	$248,935	$167,690	$-
Interest on Long-Term Debt (b)	74,800	25,728	43,832	5,240	-
Operating Leases	8,493	3,159	3,887	993	454
Purchased Power Agreements	14,218	14,218	-	-	-
Other Purchase Obligations (c)	233,979	44,555	110,809	78,615	-

Total	$748,115	$87,660	$407,463	$252,538	$454

(a)	Represents total long-term debt excluding unamortized discount of $0.8 million.
(b)	Represents the annual interest expense on fixed and variable rate debt. Projections of interest expense on variable rate debt are based on current interest rates as of December 31, 2005.
(c)	Represents commitments for capital expenditures, pension and postretirement benefit obligations and other obligations.

The following table sets forth TNMP’s other commercial commitments as of December 31, 2005:

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	1 year	2-3 years	4-5 years	After 5 years
	(In thousands)

Short-Term Debt (a)	$97 587	$-	$-	$97,587	$-

Total	$97,587	$-	$-	$97,587	$-

(a)	Represents the unused borrowing capacity of TNMP on the PNMR credit facility less outstanding letters of credit of $2.4 million as of December 31, 2005.

Contingent Provisions of Certain Obligations

PNMR, PNM and TNMP have a number of debt obligations and other contractual commitments that contain contingent provisions. Some of these, if triggered, could affect the liquidity of the Company. PNMR, PNM or TNMP could be required to provide security, immediately pay outstanding obligations or be prevented from drawing on unused capacity under certain credit agreements if the contingent requirements were to be triggered. The most significant consequences resulting from these contingent requirements are detailed in the discussion below.

PNMR

The committed PNMR Facility contains a “ratings trigger,” for pricing purposes only. If PNMR is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost, respectively. In addition, the PNMR Facility contains a contingent requirement that requires PNMR to maintain a debt-to-capital ratio, inclusive of off-balance sheet debt, of less than 65%. If PNMR’s debt-to-capital ratio, inclusive of off-balance sheet debt, were to exceed 65%, it could be required to repay all borrowings under the PNMR Facility, be prevented from drawing on the unused capacity under the PNMR Facility, and be required to provide security for all outstanding letters of credit issued under the PNMR Facility.

PNM

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

The committed PNM Facility contains a “ratings trigger,” for pricing purposes only. If PNM is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost, respectively. In addition, the PNM Facility contains a contingent provision that requires PNM to maintain a debt-to-capital ratio, inclusive of off-balance sheet debt, of less than 65%. If PNM’s debt-to-capital ratio, inclusive of off-balance sheet debt, were to exceed 65%, PNM could be required to repay all borrowings under the PNM Facility, be prevented from drawing on the unused capacity under the PNM Facility, and be required to provide security for all outstanding letters of credit issued under the PNM Facility.

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

TNMP

TNMP’s borrowing availability under the committed PNMR Facility contains a “ratings trigger,” for pricing purposes only. If TNMP is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost, respectively. In addition, the PNMR Facility contains a contingent requirement that requires TNMP to maintain a debt-to-capital ratio, inclusive of off-balance sheet debt, of less than 65%. If TNMP’s debt-to-capital ratio, inclusive of off-balance sheet debt, were to exceed 65%, TNMP could be required to repay all borrowings under the PNMR Facility, be prevented from drawing on the unused capacity under the PNMR Facility, and be required to provide security for all outstanding letters of credit issued under the PNMR Facility.

Financing Activities

PNMR

PNMR has a universal shelf registration statement filed with the SEC for the issuance of debt securities, equity securities, preferred stock, purchase contracts, purchase contract units and warrants. As of December 31, 2005, PNMR had approximately $400.9 million of remaining unissued securities under this registration statement.

PNMR has entered into three fixed-to-floating interest rate swaps with an aggregate notional principal amount of $150.0 million. Under these swaps, PNMR receives a 4.40% fixed interest payment on the notional principal amount on a semi-annual basis and pays a floating rate equal to the six month LIBOR plus 58.15 basis points (0.5815%) on the notional amount through September 15, 2008. The initial floating rate was 1.91% and will be reset every six months. The floating rate was reset on September 15, 2005, to 4.60%. The swap is accounted for as a fair-value hedge with a negative fair-market value (liability position) of approximately $3.9 million as of December 31, 2005.

During October 2004, PNMR entered into two forward starting floating-to-fixed rate interest rate swaps with an aggregate notional principal amount of $100.0 million. These swaps became effective August 1, 2005 and terminate November 15, 2009. Under these swaps, PNMR receives a floating rate equal to three month LIBOR on the notional principal amount and pays a fixed interest rate of 3.975% on the notional principal amount on a quarterly basis. The initial floating rate was set on August 1, 2005, at 3.693% and will be reset every three months.

From November 2004 through June 30, 2005, the swaps were accounted for as a cash flow hedge against borrowings under a five-year $400.0 million PNMR revolving credit agreement dated November 15, 2004. The PNMR Facility replaced the November 2004 credit agreement in August 2005. Effective June 30, 2005, the swaps were de-designated as cash flow hedges due to a change in the underlying borrowings being hedged from the November 2004 credit agreement at the inception of the hedge to commercial paper. The mark-to-market change in the fair value of these swaps was subsequently recognized on PNMR’s Consolidated Statement of Earnings. At December 31, 2005, the increase in fair value related to these swaps was $2.8 million. Of this increase, $0.4 million was recorded in accumulated other comprehensive income on PNMR’s Consolidated Balance Sheet and $2.4 million was recognized in other income on PNMR’s Consolidated Statement of Earnings for the year ended December 31, 2005.

In March 2005, PNMR issued 3,910,000 shares of its common stock at $26.76 per share. PNMR received net proceeds from this offering, after deducting underwriting discounts and commissions and estimated expenses, of approximately $101.0 million. In addition, in March 2005, PNMR also completed a public offering of 4,945,000 equity-linked units at 6.75% yielding net proceeds after fees of $239.6 million. See Note 6 for further details about this transaction.

In October 2005, PNMR completed a private offering of 4,000,000 equity-linked units at 6.625%. PNMR received $100.0 million in proceeds from this transaction and there were no underwriting discounts or commissions. PNMR used the proceeds to repay short-term borrowings, a portion of which was incurred to finance the acquisition of TNP. See Note 6 for further details about this transaction.

In conjunction with the acquisition of TNP, on June 6, 2005, PNMR made an equity investment of approximately $110.5 million in TNP, which TNP used to repay in full amounts owing under TNP’s credit agreement. In addition, pursuant to PNMR’s acquisition of TNP, PNMR agreed to provide funds to TNP to enable TNP to redeem (a) TNP's 14.5% Senior Redeemable Preferred Stock, Series C, (b) TNP's 14.5% Senior Redeemable Preferred Stock, Series D (collectively, “Preferred Stock”), and (c) TNP’s 10.25% Senior Subordinated Notes due 2010, Series B (“Senior Notes”). On July 6, 2005, TNP redeemed the Preferred Stock by tendering $224.6 million to the holders of the Preferred Stock and redeemed the Senior Notes by tendering $296.5 million to holders of the Senior Notes (tendered amounts include interest, as applicable). In order to fund a portion of the cost of redemption of TNP’s Preferred Stock and Senior Notes, PNMR issued $370.0 million of commercial paper short-term notes under the PNMR commercial paper program. The balance of the funds necessary for the redemption came from other cash available to PNMR and the total redemption amount was an equity investment by PNMR in TNP.

As discussed above under “Proposed Twin Oaks Acquisition,” in addition to Altura, PNMR is a party to the purchase agreement and has agreed to provide parental guarantees for certain obligations of Altura relating to the acquisition. PNMR has arranged for bridge financing to close the transaction. It is expected that the permanent financing will come from the issuance of debt and equity structured to maintain PNMR’s investment grade rating. However, PNMR is at risk that it will be unable to obtain financing for the acquisition at a reasonable cost or terms that will permit PNMR to maintain its investment grade rating, due to conditions in the capital markets or PNMR’s financial condition.

PNM

PNM has a universal shelf registration statement filed with the SEC for the issuance of debt securities, equity securities, preferred stock, purchase contracts, purchase contract units and warrants. As of December 31, 2005, PNM had approximately $200.0 million of remaining unissued securities registered under its shelf registration statement. The amount of senior unsecured notes that may be issued is not limited by the senior unsecured notes indenture. However, debt-to-capital requirements in certain of PNM’s financial instruments and regulatory agreements could ultimately limit the amount of additional debt PNM could issue.

TNMP

Depending on TNMP’s future business strategy, capital needs and market conditions, TNMP could enter into additional long-term financings for the purpose of strengthening TNMP’s balance sheet, funding growth and reducing its cost of capital. The Company continues to evaluate its investment and debt retirement options to optimize its financing strategy and earnings potential. The amount of senior unsecured notes that may be issued is not limited by the senior unsecured notes indenture. However, debt-to-capital requirements in certain of TNMP’s financial instruments and regulatory agreements would ultimately limit the amount of additional debt TNMP would issue.

Dividends

The declaration of common dividends by PNMR is dependent upon a number of factors including the ability of PNMR’ subsidiaries to pay dividends. PNMR’s primary sources of dividends are PNM and TNMP.

PNM paid cash dividends of $91.0 million, $23.0 million and $49.6 million to PNMR for the years ended December 31, 2005, 2004 and 2003, respectively. In 2005, TNMP paid cash dividends of $12.0 million to its parent company, which were ultimately paid to PNMR.

As part of the order approving the formation of PNMR, the NMPRC placed certain restrictions on the ability of PNM and TNMP to pay dividends. The NMPRC order imposed the following conditions regarding dividends paid by PNM and TNMP: PNM or TNMP cannot pay dividends which cause its debt rating to fall below investment grade; and neither PNM nor TNMP can pay dividends in any year, as determined on a rolling four quarter basis, in excess of net earnings without prior NMPRC approval. The Global Electric Agreement (see Note 17) modified the PNM dividend restriction to allow PNM to dividend earnings as well as equity contributions made by PNMR. Additionally, PNM has various financial covenants that limit the transfer of assets, through dividends or other means.

In addition, the ability of PNMR to declare dividends is dependent upon the extent to which cash flows will support dividends, the availability of retained earnings, the financial circumstances and performance, the NMPRC’s and PUCT’s decisions in various regulatory cases currently pending and which may be docketed in the future, the effect of federal regulatory decisions, Congressional and legislative acts, and economic conditions in the United States. Conditions imposed by the NMPRC or PUCT, future growth plans and the related capital requirements and business considerations may also affect PNMR’s ability to pay dividends.

In July 2005, the Board of PNMR approved an 8.0% increase in the common stock dividend for an indicated annual dividend of $0.80 per share. In February 2006, the Board of PNMR approved a 10.0% increase in the common stock dividend for an indicated annual dividend of $0.88 per share. PNMR targets a payout ratio of 50% to 60% of consolidated earnings.

Capital Structure

PNMR

PNMR’s capitalization, including current maturities of long-term debt, at December 31, 2005 and December 31, 2004 is shown below:

	December 31,	December 31,
	2005	2004

Common Equity	42.3%	52.4%
Preferred Stock	0.4%	0.6%
Long-term Debt	57.3%	47.0%
Total Capitalization	100.0%	100.0%

    Total capitalization does not include as debt the present value of PNM’s operating lease obligations for PVNGS Units 1 and 2, EIP and the Delta operating lease, which was approximately $170.9 million as of December 31, 2005 and $176.0 million as of December 31, 2004.

The change in PNMR’s capitalization is due to the issuance of common stock and equity-linked units in March 2005, the equity-linked units in October 2005 (see Note 6) and the acquisition of TNP on June 6, 2005 (see Note 2).

PNM

PNM’s capitalization, including current maturities of long-term debt, at December 31, 2005 and December 31, 2004 is shown below:

	December 31,	December 31,
	2005	2004

Common Equity	50.2%	50.8%
Preferred Stock	0.6%	0.6%
Long-term Debt	49.2%	48.6%
Total Capitalization	100.0%	100.0%

TNMP

TNMP’s capitalization, including current maturities of long-term debt, at December 31, 2005 and December 31, 2004 is shown below:

	December 31,	December 31,
	2005	2004

Common Equity	58.6%	31.3%
Long-term Debt	41.4%	68.7%
Total Capitalization	100.0%	100.0%

The change in TNMP’s capitalization is due to the acquisition of TNP on June 6, 2005 and the effects of purchase accounting.

COMPETITION

Under current law, the Company is not in any direct retail competition with any other regulated electric and gas utility, except for sales of natural gas. Nevertheless, the Company is subject to varying degrees of competition in certain territories adjacent to or within the areas it serves with other utilities in its region as well as with rural electric cooperatives and municipal utilities. PNM Wholesale is involved in the generation and sale of electricity into the wholesale market. It is subject to competition from regional utilities with similar opportunities to generate and sell energy at market-based prices and larger trading entities that do not own or operate generating assets. The Company believes that it is well positioned to compete in this market due to its long history in the marketplace, its niche product offerings, and stringent risk management practices. The Texas electricity market has been open to retail competition since January 2002. Prior to 2002, TNMP operated as an integrated utility in Texas. In accordance with Senate Bill 7, TNMP separated its Texas utility operations into three components: (1) an unregulated retail sales business operated by First Choice; (2) a regulated power transmission and distribution business operated by TNMP and (3) power generation, a business which TNMP is no longer engaged in. The Company is exposed to competition in the unregulated Texas retail electricity market through First Choice, which serves customers at price-to-beat rates approved by the PUCT and customers at competitive rates. In order to compete effectively in the Texas retail electricity market, First Choice must be able to attract and retain customers on the basis of cost and service, while managing the cost of its energy supply.

Since 2002, electric consumers in Texas have been encouraged to switch from their traditional affiliated retail energy provider, such as TNMP, to a competitive retail energy provider, such as First Choice. Currently under TECA, consumers whose chosen retail energy provider has exited the Texas market are provided electric service by a “provider of last resort.” Rates of the provider of last resort are regulated by the PUCT and are fixed for the two-year period that each provider of last resort serves. The current contracts for default service offered by providers of last resort under TECA will expire on December 31, 2006. On January 1, 2007 new providers of last resort will be identified and those providers as well as the rates offered will be effective until December 31, 2008. Also on December 31, 2006, the price-to-beat rate mechanism will cease to exist and First Choice and other retail energy providers subject to providing price-to-beat rates will only market retail electricity at competitive rates. There is currently an open rulemaking at the PUCT evaluating the potential need for a replacement rate for the price-to-beat rate mechanism. Other services being evaluated in this rulemaking are provider of last resort functions and pricing and the possible creation of a default provider. The Company cannot currently predict what, if any, changes will occur to either mechanism and what, if any, impact such changes may have on its results of operations and financial position.

OTHER ISSUES FACING THE COMPANY

PNM is subject to the jurisdiction of the NMPRC, with respect to its retail electric and gas rates, service, accounting, issuance of securities, construction of major new generation and transmission facilities and other matters regarding retail utility services provided in New Mexico. The FERC has jurisdiction over rates and other matters related to wholesale electric sales and cost recovery for a portion of PNM’s transmission network.

In Texas, TNMP provides regulated transmission and distribution services and is subject to the jurisdiction of the PUCT and certain municipalities with respect to rates and service. Within New Mexico, TNMP is subject to the jurisdiction of the NMPRC. TNMP is subject to traditional cost-of-service regulation in both Texas and New Mexico. TNMP is subject in some of its activities, including the issuance of securities and the acquisition or disposition of properties in New Mexico, to the jurisdiction of the FERC. TNMP’s transmission and distribution activities in Texas are not subject to FERC regulation, because those activities occur solely within the ERCOT system of Texas.

First Choice is a member of ERCOT, the ISO, responsible for maintaining reliable operations of the bulk electric power supply system in the electric market served in Texas by ERCOT. The electric market served by ERCOT operates under the reliability standards set by the North American Electric Reliability Council. The PUCT has primary jurisdictional authority over the electric market served by ERCOT and the reliability of electricity across Texas' main interconnected power grid.

See Notes 16, 17 and 18 for a discussion of commitments and contingencies, rate and regulatory matters and environmental issues facing the Company.

NEW ACCOUNTING STANDARDS

There have been no new accounting standards that materially affected PNMR, PNM or TNMP this period; however, see Note 1 for discussion of SFAS No. 123 (revised 2004),“Share Based Payment” and Note 15 for discussion of FASB Interpretation No. 47,“Accounting for Conditional Asset Retirement Obligations.”

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Statements made in this filing that relate to future events or PNMR’s, PNM’s or TNMP’s expectations, projections, estimates, intentions, goals, targets and strategies, are made pursuant to the Private Securities Litigation Reform Act of 1995. Readers are cautioned that all forward-looking statements are based upon current expectations and estimates and PNMR, PNM and TNMP assume no obligation to update this information.

Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM and TNMP caution readers not to place undue reliance on these statements. PNMR’s, PNM’s and TNMP’s business, financial condition, cash flow and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors include:

•	The potential unavailability of cash at TNP and its subsidiaries,
•	The risk that TNP and its subsidiaries will not be integrated successfully into PNMR,
•	The risk that the benefits of the TNP acquisition will not be fully realized or will take longer to realize than expected,
•	Disruption from the TNP acquisition making it more difficult to maintain relationships with customers, employees, suppliers or other third parties,
•	The outcome of any appeals of the PUCT order in the stranded cost true-up proceeding,
•	The ability of First Choice to attract and retain customers,
•	Changes in ERCOT protocols,
•	Changes in the cost of power acquired by First Choice,
•	Collections experience,
•	Insurance coverage available for claims made in litigation,
•	Fluctuations in interest rates,
•	Weather (including impacts of the hurricanes in the Gulf Coast region),
•	Water supply,
•	Changes in fuel costs,
•	Availability of fuel supplies,
•	The effectiveness of risk management and commodity risk transactions,
•	Seasonality and other changes in supply and demand in the market for electric power,
•	Variability of wholesale power prices and natural gas prices,
•	Volatility and liquidity in the wholesale power markets and the natural gas markets,
•	Changes in the competitive environment in the electric and natural gas industries,
•	The performance of generating units, including PVNGS, and transmission systems,
•	The market for electrical generating equipment,
•	The ability to secure long-term power sales,
•	The risks associated with completion of construction of Luna, including construction delays and unanticipated cost overruns,
•	State and federal regulatory and legislative decisions and actions,
•	The outcome of legal proceedings,
•	Changes in applicable accounting principles,
•	The performance of state, regional and national economies, and
•	The other factors described in Item 1A. “Risk Factors” in this Form 10-K.

See Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” for information about the risks associated with the use of derivative financial instruments.

SECURITIES ACT DISCLAIMER

Certain securities, including commercial paper described in this report, have not been registered under the Securities Act of 1933, as amended, or any state securities laws and may not be reoffered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. This Form 10-K does not constitute an offer to sell or the solicitation of an offer to buy any securities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company uses derivative financial instruments to manage risk as it relates to changes in natural gas and electric prices, changes in interest rates and, historically, adverse market changes for investments held by the Company’s various trusts. The Company also uses certain derivative instruments for wholesale power marketing and natural gas transactions in order to take advantage of favorable price movements and market timing activities in these power markets. The following additional information is provided.

PNMR controls the scope of its various forms of risk through a comprehensive set of policies and procedures and oversight by senior level management and the PNMR Board. The Board’s Finance Committee sets the risk limit parameters. The RMC, comprised of corporate and business segment officers and other managers, oversees all of the activities, which include commodity price, credit, equity, interest rate and business risks. The RMC has oversight for the ongoing evaluation of the adequacy of the risk control organization and policies. PNMR has a risk control organization, headed by a Risk Manager, which is assigned responsibility for establishing and enforcing the policies, procedures and limits and evaluating the risks inherent in proposed transactions, on an enterprise-wide basis.

The RMC’s responsibilities specifically include: establishment of a general policy regarding risk exposure levels and activities in each of the business segments; authority to approve the types of instruments traded; authority to establish a general policy regarding counterparty exposure and limits; authorization and delegation of transaction limits; review and approval of controls and procedures; review and approval of models and assumptions used to calculate mark-to-market and risk exposure; authority to approve and open brokerage and counterparty accounts; review of hedging and risk activities; and quarterly reporting to the Finance Committee and the PNMR Board on these activities.

The RMC also proposes risk limits, such as VaR and EaR, to the Finance Committee. The Finance Committee ultimately sets the Company's risk limits.

It is the responsibility of each business segment to create its own control procedures and policies within the parameters established by the Finance Committee. The RMC reviews and approves these policies, which are created with the assistance of the Corporate Controller, Director of Internal Audit and the Director of Financial Risk Management. Each business segment’s policies address the following controls: authorized risk exposure limits; authorized instruments and markets; authorized personnel; policies on segregation of duties; policies on mark-to-market accounting; responsibilities for deal capture; confirmation procedures; responsibilities for reporting results; statement on the role of derivative transactions; and limits on individual transaction size (nominal value).

To the extent an open position exists, fluctuating commodity prices can impact financial results and financial position, either favorably or unfavorably. As a result, the Company cannot predict with certainty the impact that its risk management decisions may have on its businesses, operating results or financial position.

Commodity Risk

Marketing and procurement of energy often involve market risks associated with managing energy commodities and establishing open positions in the energy markets, primarily on a short-term basis. These risks fall into three different categories: price and volume volatility, credit risk of counterparties and adequacy of the control environment. The Company’s operations subject to market risk routinely enter into various derivative instruments such as forward contracts, option agreements and price basis swap agreements to hedge price and volume risk on their purchase and sale commitments, fuel requirements and to enhance returns and minimize the risk of market fluctuations.

PNM’s wholesale operations, including long-term contracts and short-term sales, are managed primarily through a net asset-backed marketing strategy, whereby PNM’s aggregate net open forward contract position is covered by its forecasted excess generation capabilities. PNM is exposed to market risk if its generation capabilities were to be disrupted or if its retail load requirements were to be greater than anticipated. If PNM were required to cover all or a portion of its net open contract position as a result of the aforementioned unexpected situations, it would have to meet its commitments through market purchases. As such, PNM is exposed to risks related to fluctuations in the market price of energy that could impact the sales price or purchase price of energy. In addition, the wholesale operations utilize discrete market-based transactions to take advantage of opportunities that present themselves in the ordinary course of business. These positions are subject to market risk that is not mitigated by PNM’s generation capabilities.

First Choice is responsible for energy supply related to the sale of electricity to retail customers in Texas. TECA contains no provisions for the specific recovery of fuel and purchased power costs. First Choice operates within a competitive marketplace; however, to the extent that it serves former TNMP customers under the provisions of the price-to-beat service, it has the ability to file with the PUCT to change the price-to-beat fuel factor twice each year, in the event of significant changes in natural gas prices. The rates charged to new customers acquired by First Choice outside of TNMP’s service territory are not regulated by the PUCT, but are negotiated with each customer. As a result, changes in fuel and purchased power costs will affect First Choice’s operating results. First Choice is exposed to market risk to the extent that its retail rates or cost of supply fluctuates with market prices. Additionally, fluctuations in First Choice retail load requirements greater than anticipated may subject First Choice to market risk. First Choice’s basic strategy is to minimize its exposure to fluctuations in market energy prices by matching fixed price sales contracts with fixed price supply. In addition, First Choice utilizes discrete market-based transactions to take advantage of opportunities that present themselves in the ordinary course of business. These positions are subject to market risk that is not mitigated by First Choice's retail operations.

Additionally, in connection with the issuance of a final stranded cost true-up order for TNMP, the PUCT will adjust First Choice’s fuel factor portion of the price-to-beat downward if natural gas prices are below the prices embedded in the then-current rates. (See Note 17.)

Accounting for Derivatives

Under the derivative accounting rules and the related accounting rules for energy contracts, the Company accounts for its various financial derivative instruments for the purchase and sale of energy differently based on the contract terms. Energy contracts that meet the definition of a derivative under SFAS 133 and do not qualify for a normal purchase or sale designation are recorded on the balance sheet at fair market value at each period end. The changes in fair market value are recognized in earnings unless specific hedge accounting criteria are met. Should an energy transaction qualify as a hedge under SFAS 133, fair market value changes from year to year are recognized on the balance sheet with a corresponding charge to other comprehensive income. Gains or losses are recognized when the hedged transaction settles. Derivatives that meet the normal sales and purchases exceptions within SFAS 133 are not marked to market but rather recorded in results of operations when the underlying transaction settles.

PNMR

The acquisition of TNP occurred on June 6, 2005; therefore First Choice activity is included in the PNMR activity from June 6, 2005 through December 31, 2005.

The following table shows the net fair value of mark-to-market energy contracts for First Choice and PNM Wholesale included in PNMR’s Consolidated Balance Sheet:

	December 31,	December 31,
	2005	2004
	(In thousands)
Mark-to-Market Energy Contracts:
Current asset	$14,555	$6,890
Long-term asset	21,292	316
Total mark-to-market assets	35,847	7,206
Current liability	(11,198)	(5,007)
Long-term liability	(20,903)	(126)
Total mark-to-market liabilities	(32,101)	(5,133)

Net fair value of mark-to-market energy contracts	$3,746	$2,073

The mark-to-market energy transactions represent net assets at December 31, 2005 and December 31, 2004 after netting all applicable open purchase and sale contracts.

The market prices used to value PNMR mark-to-market energy transactions are based on index prices and broker quotations.

The following table details the changes in the net asset or liability balance sheet position from one period to the next for mark to market energy transactions for the operations of First Choice and PNM Wholesale:

	Year Ended
	December 31,
	2005	2004
	(In thousands)
Sources of Fair Value Gain/(Loss):
Fair value at beginning of year	$2,073	$433

Change in valuation method [1]	-	(227)

Amount realized on contracts delivered
during period	(1,535)	(160)

Changes in fair value	3,208	1,800

Net fair value at end of period	$3,746	$1,846

Net change recorded as mark-to-market	$1,673	$1,640

1 Change in valuation method based on illiquid market data utilized for initial valuation of long-term physical option contract and long-term gas swap contract.

The following table provides the maturity of the net assets/(liabilities) of PNMR, giving an indication of when these mark-to-market amounts will settle and generate/(use) cash. The following values were determined using broker quotes:

Fair Value at December 31, 2005

Maturities
Less than
1 year	1-3 Years	4+ Years	Total
	(In thousands)
$3,325	$194	$227	$3,746

As of December 31, 2005, a decrease in market pricing of PNMR’s mark-to-market energy transactions by 10% would have resulted in a decrease in net earnings of less than 1%. Conversely, an increase in market pricing of these transactions by 10% would have resulted in an increase in net earnings of less than 1%.

PNM

The following table shows the net fair value of mark-to-market energy contracts for PNM Wholesale included in the Consolidated Balance Sheet:

	December 31,	December 31,
	2005	2004
	(In thousands)
Mark-to-Market Energy Contracts:
Current asset	$10,433	$6,890
Long-term asset	21,292	316
Total mark-to-market assets	31,725	7,206
Current liability	(8,437)	(5,007)
Long-term liability	(20,903)	(126)
Total mark-to-market liabilities	(29,340)	(5,133)

Net fair value of mark-to-market energy contracts	$2,385	$2,073

The mark-to-market energy transactions represent net assets at December 31, 2005 and December 31, 2004 after netting all applicable open purchase and sale contracts.

The market prices used to value PNM Wholesale’s mark-to-market energy transactions are based on index prices and broker quotations.

The following table details the changes in the net asset or liability balance sheet position from one period to the next for mark to market energy transactions for the operations of PNM Wholesale:

	Year Ended
	December 31,
	2005	2004
	(In thousands)
Sources of Fair Value Gain/(Loss):
Fair value at beginning of year	$2,073	$433

Change in valuation method [1]	-	(227)

Amount realized on contracts delivered
during period	(2,319)	(160)

Changes in fair value	2,631	1,800

Net fair value at end of period	$2,385	$1,846

Net change recorded as mark-to-market	$312	$1,640

1 Change in valuation method based on illiquid market data utilized for initial valuation of long-term physical option contract and long-term gas swap contract.

The following table provides the maturity of the net assets/(liabilities) of PNM Wholesale, giving an indication of when these mark-to-market amounts will settle and generate/(use) cash. The following values were determined using broker quotes:

Fair Value at December 31, 2005

Maturities
Less than
1 year	1-3 Years	4+ Years	Total
	(In thousands)

$1,964	$194	$227	$2,385

As of December 31, 2005, a decrease in market pricing of PNM Wholesale’s mark-to-market energy transactions by 10% would have resulted in a decrease in net earnings of less than 1%. Conversely, an increase in market pricing of these transactions by 10% would have resulted in an increase in net earnings of less than 1%.

Risk Management Activities

PNM’s Wholesale Operations measure the market risk of its long-term contracts and wholesale activities using a VaR calculation to maintain the Company’s total exposure within management-prescribed limits. The Company’s VaR calculation reports the possible market loss for the respective transactions. This calculation is based on the transaction’s fair market value on the reporting date. Accordingly, the VaR calculation is not a measure of the potential accounting mark-to-market loss. In 2005, the Company adopted the Monte Carlo simulation model of VaR. The Monte Carlo model utilizes a random generated simulation based on historical volatility to generate portfolio values. The Company continues to utilize the two-tailed confidence level at 99%. VaR models are relatively sophisticated. The quantitative risk information, however, is limited by the parameters established in creating the model. The instruments being evaluated may trigger a potential loss in excess of calculated amounts if changes in commodity prices exceed the confidence level of the model used. The VaR methodology employs the following critical parameters: volatility estimates, market values of open positions, appropriate market-oriented holding periods and seasonally adjusted correlation estimates. The Company’s VaR calculation considers the Company’s forward position for the next eighteen months. The Company uses a holding period of three days as the estimate of the length of time that will be needed to liquidate the positions. The volatility and the correlation estimates measure the impact of adverse price movements both at an individual position level as well as at the total portfolio level. The two-tailed confidence level established is 99%. For example, if VaR is calculated at $10.0 million, it is estimated at a 99% confidence level that if prices move against PNM’s positions, the Company’s pre-tax gain or loss in liquidating the portfolio would not exceed $10.0 million in the three days that it would take to liquidate the portfolio.

In 2005, the Company revised its methodologies for calculating VaR in order to improve its ability to measure and manage risk. As a result, the Company also revised its VaR limits to be consistent with the new methodologies. As previously discussed, the Company adopted the Monte Carlo statistical simulation approach. In addition, the Company redefined the types of transactions on which it measures VaR. For PNM's wholesale operations, the Company measures VaR for all transactions that are not directly asset related and have economic risk. The VaR limit established for these transactions in February 2005 is $5.0 million. For the year ended December 31, 2005, the average VaR amount for these transactions was $1.7 million, with high and low VaR amounts for the period of $7.8 million and $0, respectively. The VaR amount for these transactions at December 31, 2005 was $3.5 million. In late 2005, the Company discontinued its use of VaR to manage risk from its asset-backed merchant operations; therefore, the Company no longer measures a total portfolio VaR. Management believes that the limitations inherent in the VaR calculation overstates the market risk related to its generation assets.

In 2004, the Company utilized the variance/covariance model of VaR, which is a probabilistic model that measures the risk of loss to earnings in market sensitive instruments. The variance/covariance model relies on statistical relationships to analyze how changes in different markets can affect a portfolio of instruments with different characteristics and market exposure. For the year ended December 31, 2004 the Company’s average total VaR amount was $15.7 million, with high and low VaR amounts for the period of $29.1 million and $5.1 million, respectively. The total VaR amount at December 31, 2004 was $20.0 million. In the prior year the Company also measured VaR for a subset of transactions that were marked-to-market in accordance with SFAS 133. The VaR limit established for these transactions was $2.0 million. For the year ended December 31, 2004, the average VaR amount for these transactions was $0.3 million, with high and low VaR amounts for the period of $1.1 million and $0, respectively. The total VaR amount for these transactions as reported at December 31, 2004 was $0.6 million. Because of the nature of the Monte Carlo simulation method now utilized by the Company, reporting of the 2004 VaR amounts using the Company’s new approach is neither practical nor representational of the Company’s management of risk in 2004.

First Choice measures the market risk of its activities using an EaR calculation to maintain the Company’s total exposure within management-prescribed limits. Because of its obligation to serve, First Choice must take its obligations to settlement. Accordingly, a measure that evaluates the settlement of First Choice’s positions against earnings provides management with a useful tool to manage its portfolio. First Choice’s EaR calculation reports the possible losses against forecasted earnings for its retail load and supply portfolio. This calculation is based on First Choice’s forecasted earnings on the reporting date. The Company utilizes a Delta/Gamma approximation model of EaR. The Delta/Gamma model calculates a price change within a given time frame, correlation and volatility parameters for each price curve utilized in valuing the mark-to-market of each position to develop a change in value for any position. This process is repeated multiple times to calculate a standard deviation, which is used to arrive at an EaR amount based on a certain confidence level. The model uses the Delta/Gamma approximation to model the optionality related to price-to-beat rate resets by both the Company and the PUCT as discussed above. First Choice utilizes the one-tailed confidence level at 95%. EaR models are relatively sophisticated. The quantitative risk information, however, is limited by the parameters established in creating the model. The instruments being evaluated may trigger a potential loss in excess of calculated amounts if changes in commodity prices exceed the confidence level of the model used. The EaR calculation considers the Company’s forward position for the next twelve months and holds each position to settlement. The volatility and the correlation estimates measure the impact of adverse price movements both at an individual position level as well as at the total portfolio level. For example, if EaR is calculated at $10.0 million, it is estimated at a 95% confidence level that if prices move against First Choice’s positions, the losses against the Company’s forecasted earnings over the next twelve months would not exceed $10.0 million.

For the period June 6 through December 31, 2005, the average total EaR amount was $19.5 million, with high and low EaR amounts for the period of $26.4 million and $14.6 million, respectively. The total EaR amount at December 31, 2005 was $14.6 million.

In July 2005, the Finance Committee approved new risk measures for First Choice. These measures were designed to give First Choice management flexibility to execute its strategies to reduce the risk inherent in the portfolio and to take advantage of market opportunities in a controlled and limited fashion. The Company adopted an EaR limit of $25.0 million. Upon successful execution of First Choice’s strategy to mitigate risk by locking in its floating supply costs at favorable prices, these limits are expected to be lowered to match the new risk profile. In addition, the Company adopted two new VaR measures to monitor the market based mitigation strategies of First Choice management. The first VaR limit is based on the same total retail load and supply portfolio as the EaR measure; however, the VaR measure is intended to capture the effects of changes in market prices over a 10 day holding period. This holding period is considered appropriate given the nature of First Choice’s supply portfolio and the constraints faced by First Choice in the ERCOT market. The calculation utilizes the same Monte Carlo simulation approach described above at a 95% confidence level. This VaR limit was established at $7.5 million. The second VaR limit was established at $1.5 million for transactions that are subject to mark-to-market accounting as defined by SFAS 133 and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This calculation captures the effect of changes in market prices over a three-day holding period and utilizes the same Monte Carlo simulation approach described above at a 95% confidence level.

The Company's risk measures are regularly monitored by the Company's RMC. The RMC has put in place procedures to ensure that increases in risk measures that exceed the prescribed limits are reviewed and, if deemed necessary, acted upon to reduce exposures. The VaR and EaR limits represent an estimate of the potential gains or losses that could be recognized on the Company’s portfolios, subject to market risk, given current volatility in the market, and are not necessarily indicative of actual results that may occur, since actual future gains and losses will differ from those estimated. Actual gains and losses may differ due to actual fluctuations in market prices, operating exposures, and the timing thereof, as well as changes to the underlying portfolios during the year.

Credit Risk

The Company uses derivative financial instruments to manage risk as it relates to changes in natural gas and electric prices, changes in interest rates and, historically, adverse market changes for investments held by the Company’s various trusts. The Company also uses certain derivative instruments for wholesale power marketing transactions in order to take advantage of favorable price movements and market timing activities in the wholesale power markets. The Company’s use of derivatives and the resulting credit risk is regularly monitored by the RMC.

In addition, counterparties expose the Company to credit losses in the event of non-performance or non-payment. The Company manages credit on a consolidated basis and uses a credit management process to assess and monitor the financial conditions of counterparties. Credit exposure is regularly monitored by the RMC. The RMC has put in place procedures to ensure that increases in credit risk measures that exceed the prescribed limits are reviewed and, if deemed necessary, acted upon to reduce exposures.

The following table provides information related to PNM Wholesale’s credit exposure as of December 31, 2005. The Company does not hold any credit collateral as of December 31, 2005. The table further delineates that exposure by the credit worthiness (credit rating) of the counterparties and provides guidance as to the concentration of credit risk to individual counterparties PNM Wholesale may have. Also provided is an indication of the maturity of a Company’s credit risk by credit ratings of the counterparties.

Schedule of PNM Wholesale Credit Risk Exposure
December 31, 2005

			Net
	(b)	Number	Exposure
	Net	of	of
	Credit	Counter	Counter-
	Risk	-parties	parties
Rating (a)	Exposure	>10%	>10%
	(Dollars in thousands)

Investment grade	$117,734	2	$38,887
Non-investment grade	985	-	-
Internal ratings
Investment grade	51	-	-
Non-investment grade	3,663	-	-
Total	$122,433		$38,887

(a)
The Rating included in “Investment Grade” is for counterparties with a minimum S&P rating of BBB- or Moody's rating of Baa3. If the counterparty has provided a guarantee by a higher rated entity (e.g., its parent), determination is based on the rating of its guarantor. The category “Internal Ratings - Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(b)
The Net Credit Risk Exposure is the net credit exposure to PNM from PNM Wholesale operations. This includes long-term contracts, forward sales and short-term sales. The exposure captures the net amounts due to PNM from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses (pursuant to contract terms). Exposures are offset according to legally enforceable netting arrangements and reduced by credit collateral. Credit collateral includes cash deposits, letters of credit and performance bonds received from counterparties. Amounts are presented before those reserves that are determined on a portfolio basis.

PNM Wholesale
Maturity of Credit Risk Exposure
December 31, 2005

				Total
	Less than			Net
Rating	2 Years	2-5 Years	>5 Years	Exposure
		(In thousands)

Investment grade	$100,489	$13,686	$3,559	$117,734
Non-investment grade	985	-	-	985
Internal ratings
Investment grade	51	-	-	51
Non-investment grade	3,663	-	-	3,663
Total	$105,188	$13,686	$3,559	$122,433

The Company provides for losses due to market and credit risk. PNM Wholesale credit risk with its largest counterparty as of December 31, 2005 and December 31, 2004 was $20.5 million and $26.2 million, respectively.

First Choice

First Choice is subject to credit risk from non-performance by its supply counterparties to the extent these contracts have a mark-to-market value in the favor of First Choice. The Constellation power supply agreement established FCPSP, a bankruptcy remote special purpose entity, to hold all of First Choice's customer contracts and wholesale power and gas contracts. Constellation received a lien on accounts receivable, customer contracts, cash, and the equity of FCPSP as security for FCPSP’s performance under the power supply agreement. The provisions of this agreement severely limit FCPSP’s ability to secure power from alternate sources. Additionally, the terms of the security agreement do not require Constellation to post collateral for any mark-to-market balances in FCPSP’s favor. At December 31, 2005, the supply contracted with Constellation was in a favorable mark-to-market position for FCPSP. When netted against amounts owed to Constellation, this exposure was approximately $8.0 million. The Constellation power supply agreement collateral provisions will continue until the expiration of the agreement on December 31, 2007. First Choice's credit exposure to other counterparties at December 31, 2005 was $14.6 million and the tenor of these exposures was less than two years.

First Choice has continued to experience a reduction in bad debt expense from its retail customers due to reduced customer receivables resulting partially from effective disconnect policies, increased collection activity and refined consumer credit and securitization policies. Bad debt expense for the period June 6, 2005 through December 31, 2005, was $2.5 million. First Choice expects bad debt expense to increase in 2006 due primarily to the continued increase in the price of natural gas and impacts from the Gulf Coast hurricanes, including waiver of customer deposits for hurricane victims.

PNM Gas Supply Hedging Activities

PNM hedges certain portions of natural gas supply contracts in order to protect its retail customers from adverse price fluctuations in the natural gas market. The financial impact of all hedge gains and losses, including the related costs of the program, is recoverable through the PGAC. As a result, earnings are not affected by gains and losses generated by these instruments.

In order to protect its natural gas customers from the risk of rising prices during the 2005-2006 heating season, in total, PNM spent approximately $6.8 million in 2005 to purchase gas options that essentially cap the amount PNM would pay for each volume of gas subject to the options during the winter heating season. PNM expects to recover its option premiums as a component of the PGAC during the months of October 2005 through February 2006.

Interest Rate Risk

PNMR

PNMR’s senior notes issued as part of the equity-linked units sold in March and October 2005 will be remarketed in 2008. If the remarketing is successful, the interest rate on the senior notes may change to a rate selected by the remarketing agent, and the maturity of the senior notes may be extended to a date selected by PNMR. If the remarketing of the senior notes is not successful, the maturity and interest rate of the senior notes will not change and holders of the equity-linked units will have the option of putting their senior notes to PNMR to satisfy their obligations under the purchase contracts. PNMR expects that the remarketing of the senior notes will be successful.

PNM

PNM has long-term debt which subjects it to the risk of loss associated with movements in market interest rates. The majority of PNM’s long-term debt is fixed-rate debt, and therefore, does not expose PNM’s earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of all long-term debt instruments would increase by approximately 4.6%, or $48.3 million, if interest rates were to decline by 50 basis points from their levels at December 31, 2005. At December 31, 2005, the fair value of PNM's long-term debt was approximately $1.05 billion as compared to a book value of $1.02 billion. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if PNM were to re-acquire all or a portion of its debt instruments in the open market prior to their maturity.

PNM’s $146.0 million, 2.1% pollution control bonds due in 2033 are required to be remarketed in April 2006. Following a successful remarketing, the interest rate on the pollution control bonds may change to reflect current market conditions. If for some reason, the remarketing of the pollution control bonds were not successful, PNM would be required to repurchase the bonds.

During the year ended December 31, 2005, PNM contributed cash of approximately $9.7 million to PVNGS decommissioning, pension and other postretirement benefits for plan year 2005. The securities held by the trusts had an estimated fair value of $631.8 million at December 31, 2005, of which approximately 26.5% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates. If rates were to increase by 50 basis points from their levels at December 31, 2005, the decrease in the fair value of the securities would be 2.8% or $4.8 million. PNM does not currently recover or return through rates any losses or gains on these securities. PNM, therefore, is at risk for shortfalls in its funding of its obligations due to investment losses. PNM does not believe that long-term market returns over the period of funding will be less than required for PNM to meet its obligations. However, this belief is based on assumptions about future returns that are inherently uncertain.

TNMP

TNMP has long-term debt which subjects it to the risk of loss associated with movements in market interest rates. The majority of TNMP’s long-term debt is fixed-rate debt, and therefore, does not expose TNMP’s earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of all long-term debt instruments would increase by approximately 1.2%, or $5.3 million, if interest rates were to decline by 50 basis points from their levels at December 31, 2005. At December 31, 2005, the fair value of TNMP's long-term debt was approximately $432.8 million as compared to a book value of $425.0 million. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if TNMP were to re-acquire all or a portion of its debt instruments in the open market prior to their maturity.

During the year ended December 31, 2005, TNMP contributed cash of approximately $0.9 million to other postretirement benefits for plan year 2005. The securities held by the trusts had an estimated fair value of $88.0 million at December 31, 2005, of which approximately 28.0% were fixed-rate debt securities that subject TNMP to risk of loss of fair value with movements in market interest rates. TNMP, therefore, is at risk for shortfalls in its funding of its obligations due to investment losses. TNMP does not believe that long-term market returns over the period of funding will be less than required for TNMP to meet its obligations. However, this belief is based on assumptions about future returns that are inherently uncertain.

Equity Market Risk

PNMR

Until October 2005, when the program was discontinued, PNMR had a cash management program that included a preferred stock dividend capture strategy and various absolute return strategies that had the objective of achieving returns higher than that associated with passive cash management plans and with bond-like volatility. The four investments under this program have been classified as trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). PNMR has requested and is in the process of requesting return of the cash held by investment managers under this program. At December 31, 2005, PNMR had received cash of $3.2 million held by one investment manager and cash of $6.7 million from two others was received in January and February 2006. As of December 31, 2005 and December 31, 2004, the total balance in this investment program was $3.5 million and $10.6 million, respectively.

During 2005, PNMR determined that one of its investments under this program, Wood River, had experienced a loss in market value. During the third quarter of 2005, PNMR wrote down the value of its investment in Wood River to zero and incurred a loss of approximately $3.6 million. In the fourth quarter of 2005, the assets held in the Wood River fund were transferred into receivership as part of a civil complaint filed by the SEC against Wood River. As noted above, prior to this, the investments in Wood River were classified and accounted for as trading securities. At December 31, 2005, due to the change in circumstances surrounding Wood River, PNMR’s investment was reclassified from trading to available-for-sale in accordance with SFAS 115. The fair value of PNMR’s investment in Wood River was determined to be zero at December 31, 2005. PNMR cannot predict when or if it will receive a return of the cash value of its investment in Wood River.

PNM

PNM contributes to trusts established to fund its share of the decommissioning costs of PVNGS and pension and other postretirement benefits. The trusts hold certain equity securities at December 31, 2005. These equity securities also expose the Company to losses in fair value. Approximately 60.4% of the securities held by the various trusts were equity securities as of December 31, 2005. Similar to the debt securities held for funding decommissioning and certain pension and other postretirement costs, PNM does not recover or earn a return through rates on any losses or gains on these equity securities.

TNMP

TNMP contributes to trusts established to fund the pension and other postretirement benefits. The trusts hold certain equity securities at December 31, 2005. These equity securities also expose the Company to losses in fair value. Approximately 62.7% of the securities held by the various trusts were equity securities as of December 31, 2005. TNMP does not recover or earn a return through rates on any losses or gains on these equity securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Afton	Afton Generating Station
ALJ	Administrative Law Judge
Altura	Altura Power L.P.
APB	Accounting Principles Board
APS	Arizona Public Service Company
ARO	Asset Retirement Obligation
Avistar	Avistar, Inc.
BLM	U.S. Department of the Interior Bureau of Land Management
BNCC	BHP Navajo Coal Company
Board	Board of Directors
BTU	British Thermal Unit
Cal PX	California Power Exchange
Cal ISO	California Independent System Operator
CCN	Certificate of Public Convenience and Necessity
Company	PNM Resources, Inc. and Subsidiaries
Congress	United States Congress
Constellation	Constellation Energy Commodities Group, Inc.
Decatherm	1,000,000 BTUs
Delta	Delta-Person Limited Partnership
DOJ	United States Department of Justice
Duke	Duke Energy Corporation
EaR	Earnings at Risk
EIP	Eastern Interconnection Project
EITF	Emerging Issues Task Force
EPE	El Paso Electric Company
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
Farmington	City of Farmington, New Mexico
FCPSP	First Choice Power Special Purpose, L.P.
FERC	Federal Energy Regulatory Commission
First Choice	First Choice Power, L. P. and Subsidiaries
FIP	Federal Implementation Plan
Four Corners	Four Corners Power Plant
FPL	FPL Energy New Mexico Wind, LLC
GAAP	Generally Accepted Accounting Principles in the United
States of America
GCT	Grand Canyon Trust

Global Electric Agreement	Signed by PNMR and other parties in 2003; provides for a five-year rate path for New Mexico jurisdictional customers that began in September 2003
Great Southwestern	Great Southwestern Construction, Inc.
IBLA	Interior Board of Land Appeals
IRS	United States Internal Revenue Service
ISO	Independent System Operator
LIBOR	London Interbank Offered Rate
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MMBTUs	Million British Thermal Units
Moody's	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, the
Navajo Nation Safe Drinking Water Act, and the Navajo
Nation Pesticide Act
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NMED	New Mexico Environment Department
NMPRC	New Mexico Public Regulation Commission
NNHPD	Navajo Nation Historic Preservation Department
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
OASIS	Open Access Same Time Information System
OATT	Open Access Transmission Tariff
O&M	Operations and Maintenance
PGAC	Purchased Gas Adjustment Clause
PG&E	Pacific Gas and Electric Co.
PNM	Public Service Company of New Mexico and Subsidiary
PNMR	PNM Resources, Inc. and Subsidiaries
PPA	Power Purchase Agreement
PRG	Power Resource Group, Inc.
PSA	Power Supply Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PUHCA	The Public Utility Holding Company Act
PURPA	Public Utility Regulatory Policy Act of 1978
PVNGS	Palo Verde Nuclear Generating Station
Reeves	Reeves Generating Station
REP	Retail Electricity Provider
Restructuring Act	New Mexico Electric Utility Industry Restructuring Act of
1999, as amended
RMC	Risk Management Committee
RMRR	Routine Maintenance, Repair or Replacement
RTO	Regional Transmission Organization

SCE	Southern California Edison Company
SCPPA	Southern California Public Power Authority
SDG&E	San Diego Gas and Electric Company
SEC	United States Securities and Exchange Commission
Sempra	Sempra Energy
Senate Bill 7	Legislation that established retail competition in Texas
SESCO	San Angelo Electric Service Company
SFAS	Statement of Financial Accounting Standards
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SO2	Sulfur Dioxide
S&P	Standard and Poors Ratings Services
SPS	Southwestern Public Service Company
SW Acquisition	SW Acquisition, L.P.
TCEQ	Texas Commission on Environmental Quality
TECA	Texas Electric Choice Act (also known as Senate Bill 7)
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNP	TNP Enterprises, Inc. and Subsidiaries
Throughput	Volumes of gas delivered, whether or not owned by the Company
Tri-State	Tri-State Generation and Transmission Association, Inc.
Tucson	Tucson Electric Power Company
Twin Oaks	Assets of Twin Oaks Power, LP and Twin Oaks Power III, LP
UAMPS	Utah Associated Municipal Power Systems
USBR	United States Bureau of Reclamation
USFS	United States Forest Service
VaR	Value at Risk
Wood River	Wood River Partners, L.P.
WSPP	Western Systems Power Pool

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

Management’s Annual Report on Internal Control Over Financial Reporting

Management of PNM Resources, Inc. and subsidiaries (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the Internal Control - Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Management has excluded TNP Enterprises, Inc. and its subsidiaries Texas-New Mexico Power Company and First Choice Power from their report on internal control over financial reporting. The financial statements of TNP Enterprises, Inc. and its subsidiaries reflect total assets and revenues constituting 29 and 20 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. The Company has disclosed the material change in the Company’s internal control over financial reporting due to the acquisition, which occurred June 6, 2005.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting which is included herein.

/s/ Jeffry E. Sterba
Jeffry E. Sterba,
Chairman, President and
Chief Executive Officer

/s/ Charles Eldred
Charles Eldred
Senior Vice President and
Chief Financial Officer

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Public Service Company of New Mexico and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the Internal Control - Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting which is included herein.

/s/ Jeffry E. Sterba
Jeffry E. Sterba,
Chairman, President and
Chief Executive Officer

/s/ Charles Eldred
Charles Eldred
Senior Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PNM Resources, Inc.
Albuquerque, New Mexico

We have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that PNM Resources, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at TNP Enterprises, Inc., and its subsidiaries Texas-New Mexico Power Company and First Choice Power which were acquired on June 6, 2005 and whose financial statements reflect total assets and revenues constituting 29 and 20 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at TNP Enterprises, Inc. and its subsidiaries. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 8, 2006 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the adoption of Financial Accounting Standards Board Financial

Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations and PNM Resources, Inc.’s acquisition of TNP Enterprises, Inc. in 2005.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Public Service Company of New Mexico
Albuquerque, New Mexico

We have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Public Service Company of New Mexico and subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 8, 2006 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the adoption of Financial Accounting Standards Board Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations in 2005.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PNM Resources, Inc.
Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of PNM Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of earnings, retained earnings, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PNM Resources, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003 and Financial Accounting Standards Board Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations in 2005. As discussed in Note 12 to the consolidated financial statements, during 2003, the Company changed the actuarial valuation measurement date for the pension plan and other post-retirement benefit plans from September 30 to December 31. As discussed in Note 2 to the consolidated financial statements, the Company acquired TNP Enterprises, Inc. in 2005.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Public Service Company of New Mexico
Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheets and statements of capitalization of Public Service Company of New Mexico and subsidiary (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of earnings, retained earnings, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Public Service Company of New Mexico and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003 and Financial Accounting Standards Board Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations in 2005. As discussed in Note 12 to the consolidated financial statements, during 2003, the Company changed the actuarial valuation measurement date for the pension plan and other post-retirement benefit plans from September 30 to December 31.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Texas-New Mexico Power Company
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets and statements of capitalization of Texas-New Mexico Power Company and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of earnings, retained earnings, comprehensive income (loss), and cash flows for the periods June 6, 2005 to December 31, 2005, January 1, 2005 to June 6, 2005, and each of the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Texas-New Mexico Power Company and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of periods June 6, 2005 to December 31, 2005, January 1, 2005 to June 6, 2005, and each of the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, PNM Resources, Inc. acquired Texas-New Mexico Power Company and its parent TNP Enterprises, Inc. in 2005. As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations in 2005.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
March 8, 2006

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)
Operating Revenues:
Electric	$1,564,077	$1,113,046	$1,097,075
Gas	510,801	490,921	358,267
Other	1,932	825	311
Total operating revenues	2,076,810	1,604,792	1,455,653

Operating Expenses:
Cost of energy sold	1,274,647	945,309	802,670
Administrative and general	217,983	168,095	158,706
Energy production costs	165,580	146,153	140,584
Depreciation and amortization	138,722	102,221	115,649
Transmission and distribution costs	70,465	59,447	60,070
Taxes, other than income taxes	52,594	34,607	31,310
Income taxes	19,450	36,062	28,072
Total operating expenses	1,939,441	1,491,894	1,337,061
Operating income	137,369	112,898	118,592

Other Income and Deductions:
Interest income	42,829	38,007	41,826
Other income	17,639	10,063	10,879
Carrying charges on regulatory assets	4,376	-	-
Other deductions	(24,104)	(8,150)	(46,153)
Other income taxes	(13,411)	(13,185)	183
Net other income and deductions	27,329	26,735	6,735
Earnings before interest charges	164,698	139,633	125,327

Interest Charges:
Interest on long-term debt, net	75,736	46,702	59,429
Other interest charges	17,941	4,673	6,760
Net interest charges	93,677	51,375	66,189

Preferred Stock Dividend Requirements	2,868	572	586

Net Earnings Before Cumulative Effect of Changes in Accounting Principles	68,153	87,686	58,552
Cumulative Effect of Changes in Accounting Principles
Net of Tax (Expense) Benefit of $592, $0 and $(23,999)	(926)	-	36,621

Net Earnings	$67,227	$87,686	$95,173

Net Earnings per Common Share (see Note 10):
Basic	$1.02	$1.45	$1.60
Diluted	$1.00	$1.43	$1.58

Dividends Declared per Common Share	$0.785	$0.665	$0.600

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Balance at Beginning of Year	$550,566	$503,069	$444,651
Net earnings	67,227	87,686	95,173
Dividends:
Common stock	(53,170)	(40,189)	(36,755)

Balance at End of Year	$564,623	$550,566	$503,069

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands)
ASSETS
Utility Plant:
Electric plant in service	$3,315,642	$2,488,961
Gas plant in service	711,823	680,487
Common plant in service and plant held for future use	135,849	140,818
	4,163,314	3,310,266
Less accumulated depreciation and amortization	1,374,599	1,135,510
	2,788,715	2,174,756
Construction work in progress	168,195	124,381
Nuclear fuel, net of accumulated amortization of $14,679 and $16,448	27,182	25,449

Net utility plant	2,984,092	2,324,586

Other Property and Investments:
Investment in lessor notes	286,678	308,680
Other investments	180,013	139,848
Non-utility property, net of accumulated depreciation of $22 and $1,773	4,214	1,437

Total other property and investments	470,905	449,965

Current Assets:
Cash and cash equivalents	68,199	17,195
Special deposits	534	-
Accounts receivable, net of allowance for uncollectible accounts of $3,653 and $1,329	128,834	96,600
Unbilled revenues	151,773	104,708
Other receivables	64,285	48,393
Inventories	52,037	41,352
Regulatory assets	28,058	3,339
Other current assets	102,577	51,967

Total current assets	596,297	363,554

Deferred charges:
Regulatory assets	347,279	217,196
Prepaid pension cost	91,444	87,336
Goodwill	499,155	-
Other intangible assets	78,512	-
Other deferred charges	57,025	44,998

Total deferred charges	1,073,415	349,530
	$5,124,709	$3,487,635

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands)
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity:
Common stock outstanding (no par value, 120,000,000 shares authorized:
issued 68,786,286 and 60,464,595 at December 31, 2005 and 2004, respectively)	$813,425	$638,826
Accumulated other comprehensive loss, net of tax	(91,589)	(89,813)
Retained earnings	564,623	550,566

Total common stockholders’ equity	1,286,459	1,099,579
Cumulative preferred stock of subsidiary without mandatory redemption
($100 stated value, 10,000,000 shares authorized: issued 115,293 at
December 31, 2005 and 2004)	11,529	11,529
Long-term debt	1,746,395	987,823

Total capitalization	3,044,383	2,098,931

Current Liabilities:
Short-term debt	332,200	94,700
Accounts payable	206,648	117,645
Accrued interest and taxes	27,815	15,796
Other current liabilities	156,833	128,476

Total current liabilities	723,496	356,617

Long-Term Liabilities:
Accumulated deferred income taxes	451,263	284,528
Accumulated deferred investment tax credits	33,806	35,360
Regulatory liabilities	402,253	327,419
Asset retirement obligations	55,646	50,361
Accrued pension liability and postretirement benefit cost	227,202	180,903
Other deferred credits	186,660	153,516

Total long-term liabilities	1,356,830	1,032,087

Commitments and Contingencies (see Note 16)	-	-
	$5,124,709	$3,487,635

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$67,227	$87,686	$95,173
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	160,591	131,625	144,854
Allowance for equity funds used during construction	(1,892)	(1,294)	(2,589)
Accumulated deferred income tax	28,318	39,966	90,175
Transition costs write-off	-	-	16,720
Loss on reacquired debt	-	-	16,576
Cumulative effect of a changes in accounting principles	1,518	-	(60,620)
Net unrealized (gains)/losses on trading and investment securities	3,753	(1,640)	(1,360)
Realized gains on investment securities	(8,562)	(2,584)	(1,251)
Carrying charges on deferred stranded costs	(4,376)	-	-
Equity-linked units charge	11,348	-	-
Turbine impairment	14,958	-	-
Other, net	(1,384)	-	(2,433)
Changes in certain assets and liabilities, net of amounts acquired:
Accounts receivable	(14,375)	(28,342)	(21,344)
Unbilled revenues	(13,291)	(21,809)	5,539
Accrued postretirement benefit costs	13,586	(6,089)	(14,962)
Other assets	(85,388)	(2,085)	(5,972)
Accounts payable	45,839	30,429	(7,317)
Accrued interest and taxes	20,474	(7,680)	(22,712)
Other liabilities	(27,893)	16,959	(2,562)
Net cash flows from operating activities	210,451	235,142	225,915

Cash Flows From Investing Activities:
Utility plant additions	(211,160)	(135,795)	(167,701)
Nuclear fuel additions	(10,654)	(9,915)	(9,503)
Redemption of available-for-sale investments	-	-	80,291
Proceeds from sales of securities	104,623	81,218	79,624
Purchases of securities	(109,795)	(87,823)	(84,068)
Cash acquired from purchase of TNP, net of cash paid	45,965	-	-
Combustion turbine payments	-	-	(11,136)
Bond purchase	-	-	(6,675)
Return of principal PVNGS lessor notes	21,432	20,292	18,360
Luna investment	-	(13,379)	-
Other, net	4,946	1,564	2,018
Net cash flows from investing activities	(154,643)	(143,838)	(98,790)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	237,500	(31,218)	(24,082)
Long-term debt borrowings	339,832	-	483,882
Long-term debt repayments	(399,626)	-	(476,572)
Premium on long-term debt refinancing	-	-	(23,905)
Refund costs of pollution control bonds	-	-	(31,427)
Issuance of common stock	101,231	-	-
Redemption of TNP preferred stock	(224,564)	-	-
Retirement of preferred stock	-	(1,118)	-
Exercise of employee stock options	(9,735)	(16,430)	(9,639)
Dividends paid	(51,128)	(38,848)	(36,702)
Other, net	1,686	811	312
Net cash flows from financing activities	(4,804)	(86,803)	(118,133)

Increase in Cash and Cash Equivalents	51,004	4,501	8,992
Beginning of Year	17,195	12,694	3,702

End of Year	$68,199	$17,195	$12,694

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$77,066	$46,469	$69,046
Income taxes paid (refunded), net	$(4,174)	$14,459	$(23,154)

Supplemental schedule of noncash transactions:
Pension contribution of PNMR common shares	$-	$-	$28,950

Supplemental schedule of noncash investing and financing activities:
During 2005, PNMR purchased all of the outstanding common shares of TNP for $74.6 million in cash and $87.4 million in PNMR common stock. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$1,501,114
Cash paid for transaction costs	(21,520)
Cash paid for TNP common shares	(74,648)
PNMR common stock exchanged for TNP common stock	(87,392)
Liabilities assumed	$1,317,554

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
	2005	2004
	(In thousands)
Common Stockholders’ Equity:
Common Stock, no par value	$813,425	$638,826
Accumulated other comprehensive income, net of tax	(91,589)	(89,813)
Retained earnings	564,623	550,566
Total common stockholders’ equity	1,286,459	1,099,579

Cumulative Preferred Stock:
Without mandatory redemption requirements:
1965 Series, 4.58% with a stated value of $100.00 and a
current redemption price of $102.00; outstanding shares
at December 31, 2005 and 2004 were 115,293	11,529	11,529

Long-Term Debt:
Issue and Final Maturity
First Mortgage Bonds, Pollution Control Revenue Bonds:
5.7% due 2016	65,000	65,000

Senior Unsecured Notes, Pollution Control Revenue Bonds:
6.30% due 2016	77,045	77,045
5.75% due 2022	37,300	37,300
5.80% due 2022	100,000	100,000
6.375% due 2022	90,000	90,000
6.30% due 2026	23,000	23,000
6.60% due 2029	11,500	11,500
2.10% due 2033	46,000	46,000
2.10% due 2033	100,000	100,000
4.00% due 2038	36,000	36,000
Total Senior Unsecured Notes, Pollution Control Revenue Bonds	520,845	520,845

Senior Unsecured Notes:
4.40% due 2008	300,000	300,000
7.50% due 2018	100,025	100,025
6.125% due 2008	248,935	-
6.25% due 2009	167,690	-
Other, including unamortized discounts	(3,350)	1,953
Total Senior Unsecured Notes	813,300	401,978

Equity-Linked Units:
6.75% due 2010	247,250	-
6.625% due 2010	100,000	-
Total Equity-Linked Units	347,250	-

Total long-term debt	1,746,395	987,823
Total Capitalization	$3,044,383	$2,098,931

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Net Earnings	$67,227	$87,686	$95,173
Other Comprehensive Income (Loss):

Unrealized gain (loss) on securities:
Unrealized holding gains arising during the period,
net of tax expense of $2,948, $1,212 and $1,256	4,498	1,849	1,916
Reclassification adjustment for gains included in net income,
net of tax expense of $2,925, $745 and $440	(4,464)	(1,137)	(672)

Additional minimum pension liability adjustment, net of tax
(expense) benefit of $8,322, $14,415 and $(6,284)	(12,701)	(21,996)	9,589

Mark-to-market adjustment for certain derivative transactions:
Change in fair market value of designated cash flow hedges,
net of tax expense of $7,913, $3,567 and $6,816	11,844	5,443	10,401
Reclassification adjustment for gains included in net income,
net of tax expense of $624, $318 and $0	(953)	(485)	-

Total Other Comprehensive Income (Loss)	(1,776)	(16,326)	21,234

Total Comprehensive Income	$65,451	$71,360	$116,407

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Operating Revenues:
Electric	$1,164,656	$1,113,046	$1,097,075
Gas	510,801	490,921	358,267
Total operating revenues	1,675,457	1,603,967	1,455,342

Operating Expenses:
Cost of energy sold	1,043,490	945,186	802,650
Administrative and general	176,641	165,942	160,200
Energy production costs	165,580	146,153	140,584
Depreciation and amortization	115,791	99,633	113,921
Transmission and distribution costs	58,231	59,447	61,169
Taxes, other than income taxes	31,175	31,270	29,670
Income taxes	8,217	37,964	28,262
Total operating expenses	1,599,125	1,485,595	1,336,456
Operating income	76,332	118,372	118,886

Other Income and Deductions:
Interest income	37,919	37,721	38,918
Other income	17,211	10,006	9,837
Other deductions	(7,141)	(5,497)	(39,625)
Other income taxes	(17,077)	(14,733)	(2,328)
Net other income and deductions	30,912	27,497	6,802
Earnings before interest charges	107,244	145,869	125,688

Interest Charges:
Interest on long-term debt, net	49,102	49,015	59,013
Other interest charges	5,022	4,416	6,697
Net interest charges	54,124	53,431	65,710

Net Earnings Before Cumulative Effect of Changes in Accounting Principles	53,120	92,438	59,978

Cumulative Effect of Changes in Accounting Principles,
Net of Tax (Expense) Benefit of $331, $0 and $(23,999)	(506)	-	36,621

Net Earnings	52,614	92,438	96,599
Preferred Stock Dividend Requirements	528	572	586

Net Earnings Available for Common Stock	$52,086	$91,866	$96,013

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Balance at Beginning of Year	$371,455	$302,589	$256,157
Net earnings	52,614	92,438	96,599
Dividends:
Cumulative preferred stock	(528)	(572)	(586)
Common stock dividends paid to parent company	(90,999)	(23,000)	(49,581)

Balance at End of Year	$332,542	$371,455	$302,589

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands)
ASSETS
Utility Plant:
Electric plant in service	$2,576,182	$2,488,961
Gas plant in service	711,823	680,487
Common plant in service and plant held for future use	74,857	97,369
	3,362,862	3,266,817
Less accumulated depreciation and amortization	1,205,386	1,125,444
	2,157,476	2,141,373
Construction work in progress	137,663	110,406
Nuclear fuel, net of accumulated amortization of $14,679 and $16,448	27,182	25,449

Net utility plant	2,322,321	2,277,228

Other Property and Investments:
Investment in lessor notes	286,678	308,680
Other investments	170,422	116,134
Non-utility property	966	966

Total other property and investments	458,066	425,780

Current Assets:
Cash and cash equivalents	12,690	16,448
Special deposits	263	-
Accounts receivable, net of allowance for uncollectible accounts of $1,435 and $1,329	108,569	96,600
Unbilled revenues	121,453	104,708
Other receivables	53,546	45,717
Inventories	50,411	41,246
Regulatory assets	28,058	3,339
Other current assets	75,885	39,933

Total current assets	450,875	347,991

Deferred charges:
Regulatory assets	223,325	217,196
Prepaid pension cost	91,444	87,336
Other deferred charges	41,720	38,199

Total deferred charges	356,489	342,731
	$3,587,751	$3,393,730

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands)
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholder’s equity:
Common stock outstanding (no par value, 40,000,000 shares authorized:
issued 39,117,799 at December 31, 2005 and 2004)	$765,500	$752,350
Accumulated other comprehensive loss, net of tax	(90,515)	(89,813)
Retained earnings	332,542	371,455

Total common stockholder’s equity	1,007,527	1,033,992
Cumulative preferred stock of subsidiary without mandatory redemption
($100 stated value, 10,000,000 shares authorized: issued 115,293 at
December 31, 2005 and 2004)	11,529	11,529
Long-term debt	987,068	987,676

Total capitalization	2,006,124	2,033,197

Current Liabilities:
Short-term debt	128,200	60,400
Accounts payable	170,517	116,763
Intercompany accounts payable	50,070	38,700
Accrued interest and taxes	15,951	28,783
Other current liabilities	98,753	91,765

Total current liabilities	463,491	336,411

Long-Term Liabilities:
Accumulated deferred income taxes	300,752	278,907
Accumulated deferred investment tax credits	32,266	35,360
Regulatory liabilities	346,007	327,419
Asset retirement obligations	54,940	50,361
Accrued pension liability and postretirement benefit cost	217,092	180,903
Other deferred credits	167,079	151,172

Total long-term liabilities	1,118,136	1,024,122
Commitments and Contingencies (see Note 16)	-	-
	$3,587,751	$3,393,730

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$52,614	$92,438	$96,599
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	135,813	129,018	143,940
Allowance for equity funds used during construction	(1,757)	(1,228)	(2,551)
Accumulated deferred income tax	20,039	38,162	82,799
Transition costs write-off	-	-	16,720
Loss on reacquired debt	-	-	16,576
Cumulative effect of changes in accounting principles	837	-	(60,620)
Net unrealized gains on trading and investment securities	(5,749)	(1,640)	(1,360)
Realized gains on investment securities	(8,562)	(2,584)	(1,251)
Wholesale credit reserve	-	-	(2,433)
Turbine impairment	14,958	-	-
Changes in certain assets and liabilities:
Accounts receivable	(11,969)	(28,342)	(21,344)
Unbilled revenues	(16,745)	(21,809)	5,539
Accrued postretirement benefit costs	11,556	(6,090)	(14,962)
Other assets	(84,104)	7,104	(3,716)
Accounts payable	53,754	37,388	(12,905)
Accrued interest and taxes	(12,833)	19,905	(27,572)
Other liabilities	23,691	(1,309)	(19,285)
Net cash flows from operating activities	171,543	261,013	194,174

Cash Flows From Investing Activities:
Utility plant additions	(157,092)	(128,236)	(159,322)
Nuclear fuel additions	(10,654)	(9,915)	(9,503)
Proceeds from sales of securities	104,623	81,218	79,624
Purchases of securities	(109,795)	(87,823)	(84,068)
Combustion turbine payments	-	-	(11,136)
EIP buyout	-	-	(36,925)
Return of principal PVNGS lessor notes	21,432	20,292	18,360
Purchase of EIP investment	-	(12,247)	-
Other, net	213	4,942	472
Net cash flows from investing activities	(151,273)	(131,769)	(202,498)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	67,800	(64,500)	(25,100)
Long-term debt borrowings	-	-	483,780
Long-term debt repayments	(611)	-	(450,420)
Premium on long-term debt refinancing	-	-	(23,905)
Refund costs of pollution control bonds	-	-	(31,427)
Equity contribution from parent	-	-	126,053
Retirement of preferred stock	-	(1,118)	-
Dividends paid	(91,527)	(23,586)	(49,581)
Change in intercompany borrowings	25,555	(34,871)	(12,340)
Other, net	55	(328)	(223)
Net cash flows from financing activities	(24,028)	(124,403)	16,837
Increase (Decrease) in Cash and Cash Equivalents	(3,758)	4,841	8,513
Beginning of Year	16,448	11,607	3,094
End of Year	$12,690	$16,448	$11,607

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$51,593	$49,937	$67,500
Income taxes paid (refunded), net	$5	$18,002	$(5,084)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
	2005	2004
	(In thousands)
Common Stockholder’s Equity:
Common stock outstanding, no par value	$765,500	$752,350
Accumulated other comprehensive income, net of tax	(90,515)	(89,813)
Retained earnings	332,542	371,455
Total common stockholder’s equity	1,007,527	1,033,992

Cumulative Preferred Stock:
Without mandatory redemption requirements:
1965 Series, 4.58% with a stated value of $100.00 and a current redemption price of
$102.00; outstanding shares at December 31, 2005 and 2004 of 115,293	11,529	11,529

Long-Term Debt:
Issue and Final Maturity
First Mortgage Bonds, Pollution Control Revenue Bonds:
5.7% due 2016	65,000	65,000

Senior Unsecured Notes, Pollution Control Revenue Bonds:
6.30% due 2016	77,045	77,045
5.75% due 2022	37,300	37,300
5.80% due 2022	100,000	100,000
6.375% due 2022	90,000	90,000
6.30% due 2026	23,000	23,000
6.60% due 2029	11,500	11,500
2.10% due 2033	46,000	46,000
2.10% due 2033	100,000	100,000
4.00% due 2038	36,000	36,000
Total Senior Unsecured Notes, Pollution Control Revenue Bonds	520,845	520,845

Senior Unsecured Notes:
4.40% due 2008	300,000	300,000
7.50% due 2018	100,025	100,025
Other, including unamortized discounts	1,198	1,806
Total Senior Unsecured Notes	401,223	401,831

Total long-term debt	987,068	987,676
Total Capitalization	$2,006,124	$2,033,197

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Net Earnings Available for Common Stock	$52,086	$91,866	$96,013
Other Comprehensive Income (Loss):

Unrealized gain (loss) on securities:
Unrealized holding gains arising from the period,
net of tax expense of $2,948, $1,212 and $1,545	4,498	1,849	2,357
Reclassification adjustment for gains included in net income,
net of tax expense of $2,925, $745 and $440	(4,464)	(1,137)	(672)

Additional minimum pension liability adjustment, net of tax
(expense) benefit of $8,304, $14,415 and $(6,284)	(12,672)	(21,996)	9,589

Mark-to-market adjustment for certain derivative transactions:
Change in fair market value of designated cash flow hedges,
net of tax expense of $8,447, $3,567 and $6,140	12,889	5,443	9,369
Reclassification adjustment for gains included in net income,
net of tax expense of $624, $318 and $0	(953)	(485)	-

Total Other Comprehensive Income (Loss)	(702)	(16,326)	20,643

Total Comprehensive Income	$51,384	$75,540	$116,656

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Post-Acquisition	Pre-Acquisition	Pre-Acquisition	Pre-Acquisition
	For the Period	For the Period	Year Ended	Year Ended
	June 6-	January 1-	December 31,	December 31,
	December 31, 2005	June 6, 2005	2004	2003
		(In thousands)
Operating Revenues:
Electric	$154,350	$112,820	$269,665	$249,488
Total operating revenues	154,350	112,820	269,665	249,488

Operating Expenses:
Cost of energy sold	58,014	43,885	101,361	89,818
Administrative and general	14,165	11,048	27,963	23,715
Depreciation and amortization	17,596	12,954	29,691	28,631
Transmission and distribution costs	12,403	9,111	19,314	20,289
Taxes, other than income taxes	14,261	9,228	22,884	21,227
Income taxes	7,965	5,055	13,680	13,044
Total operating expenses	124,404	91,281	214,893	196,724
Operating income	29,946	21,539	54,772	52,764

Other Income and Deductions:
Interest income	1,001	650	677	364
Other income	528	523	844	1,750
Carrying charges on regulatory assets	4,376	(1,407)	32,006	-
Other deductions	(74)	(79)	(254)	(35)
Other income taxes	(2,071)	154	(12,711)	(661)
Net other income and deductions	3,760	(159)	20,562	1,418

Interest Charges:
Interest on long-term debt, net	14,650	11,077	25,855	25,279
Other interest charges	1,225	1,043	2,836	3,621
Net interest charges	15,875	12,120	28,691	28,900

Net Earnings Before Extraordinary Item
and Cumulative Effect of Change in
Accounting Principle	17,831	9,260	46,643	25,282

Extraordinary Item - Disallowance of
Stranded Costs, Net of Tax Benefit
of $57,317	-	-	(97,836)	-
Cumulative Effect of Change in Accounting
Principle, Net of Tax Benefit of $234	(381)	-	-	-

Net Earnings (Loss)	$17,450	$9,260	$(51,193)	$25,282

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

	Post-Acquisition	Pre-Acquisition	Pre-Acquisition	Pre-Acquisition
	For the Period	For the Period	Year Ended	Year Ended
	June 6-	January 1-	December 31,	December 31,
	December 31, 2005	June 6, 2005	2004	2003
		(In thousands)

Balance at Beginning of Period	$-	$(6,795)	$50,398	$54,516
Net earnings	17,450	9,260	(51,193)	25,282
Dividends:
Common stock dividends paid to parent
company	(12,000)	-	(6,000)	(29,400)

Balance at End of Period	$5,450	$2,465	$(6,795)	$50,398

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands)
ASSETS
Utility Plant:
Electric plant in service	$877,893	$845,900
Construction work in progress	7,138	4,261
Common plant in service and plant held for future use	589	589
	885,620	850,750
Less accumulated depreciation and amortization	296,611	276,081

Net utility plant	589,009	574,669

Other Property and Investments:
Other investments	548	530
Non-utility property, net of accumulated depreciation of $3 and $3	2,120	343

Total other property and investments	2,668	873

Current Assets:
Cash and cash equivalents	16,228	65,759
Special deposits	-	3,086
Accounts receivable, net of allowance for uncollectible accounts of $100 and $191	13,191	12,739
Federal income tax refund	36,392	22,912
Unbilled revenues	6,679	7,576
Other receivables	6,087	10,083
Inventories	1,478	1,505
Other current assets	1,211	7,526

Total current assets	81,266	131,186

Deferred charges:
Stranded costs	87,316	87,316
Carrying charges on stranded costs	33,918	48,130
Other regulatory assets	2,720	8,105
Goodwill	456,088	-
Other deferred charges	4,948	22,227

Total deferred charges	584,990	165,778
	$1,257,933	$872,506

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands)
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholder’s equity:
Common stock outstanding ($10 par value, 12,000,000 shares authorized:
issued 9,615 and 10,705 at December 31, 2005 and 2004, respectively)	$96	$107
Paid-in-capital	583,130	197,751
Accumulated other comprehensive loss, net of tax	(29)	(1,761)
Retained earnings	5,450	(6,795)

Total common stockholder’s equity	588,647	189,302
Long-term debt	415,864	415,569

Total capitalization	1,004,511	604,871

Current Liabilities:
Accounts payable	11,913	15,649
Accrued interest and taxes	24,250	22,647
Accrued payroll and benefits	3,268	1,583
Other current liabilities	5,516	5,155

Total current liabilities	44,947	45,034

Long-Term Liabilities:
Accumulated deferred income taxes	139,405	138,249
Accumulated deferred investment tax credits	1,540	2,326
Regulatory liabilities	56,246	40,729
Accrued pension liability	3,585	4,844
Accrued postretirement benefit cost	6,525	2,693
Other deferred credits	1,174	33,760

Total long-term liabilities	208,475	222,601
Commitments and Contingencies (see Note 16)	-	-
	$1,257,933	$872,506

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Post-Acquisition	Pre-Acquisition	Pre-Acquisition	Pre-Acquisition
	For the Period	For the Period	Year Ended	Year Ended
	June 6-	January 1-	December 31,	December 31,
	December 31, 2005	June 6, 2005	2004	2003
		(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$17,450	$9,260	$(51,193)	$25,282
Adjustments to reconcile net
earnings to net cash flows
from operating activities:
Depreciation and amortization	18,619	14,042	32,279	31,472
Allowance for equity funds used
during construction	(112)	(60)	(384)	(584)
Accumulated deferred income tax	9,870	(1,267)	43,135	2,179
Carrying charges on regulatory assets	(4,376)	1,407	(32,006)	-
Cumulative effect of change in
accounting principle	615	-	-	-
Disallowance of stranded costs,
net of tax benefit	-	-	97,836	-
Deferred purchased power and fuel costs	-	-	(511)	18,373
Changes in certain assets and liabilities:
Accounts receivable	(481)	29	820	3,131
Unbilled revenues	1,003	(106)	1,225	(1,896)
Accounts payable	86	(5,379)	2,347	3,758
Accrued interest and taxes	8,799	(7,314)	(16,621)	1,088
Interest rate lock on issuance of senior
notes	-	-	-	(4,162)
Acquisition related benefit programs	(2,604)	-	-	-
Payments for stranded/fuel costs	(4,284)	-	-	-
Receipt for retail competition
transition obligation	16,336	-	-	-
Other assets and liabilities	(9,347)	4,741	(9,520)	(6,927)
Net cash flows from
operating activities	51,574	15,353	67,407	71,714
Cash Flows From Investing Activities:
Utility plant additions	(27,801)	(17,822)	(42,817)	(44,548)
Other, net	3,111	(242)	(356)	(2,909)
Net cash flows from
investing activities	(24,690)	(18,064)	(43,173)	(47,457)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Post-Acquisition	Pre-Acquisition	Pre-Acquisition	Pre-Acquisition
	For the Period	For the Period	Year Ended	Year Ended
	June 6-	January 1-	December 31,	December 31,
	December 31, 2005	June 6, 2005	2004	2003
		(In thousands)
Cash Flows From Financing Activities:
Long-term debt costs and repayments	-	-	(9,382)	(172,600)
Redemption of common stock	(62,000)	-	-	-
Repayments to affiliate	-	-	-	(14,557)
Issuance of senior notes, net of discount	-	-	-	248,923
Dividends paid	(12,000)	-	(6,000)	(29,400)
Other	169	127	-	-
Net cash flows from
financing activities	(73,831)	127	(15,382)	32,366
Increase (Decrease) in Cash and Cash
Equivalents	(46,947)	(2,584)	8,852	56,623
Beginning of Period	63,175	65,759	56,907	284
End of Period	$16,228	$63,175	$65,759	$56,907

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$(609)	$12,868	$26,145	$27,424
Income taxes paid, net	$(20,014)	$2,456	$8,434	$14,000

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
	2005	2004
	(In thousands)
Common Stockholder’s Equity:
Common stock outstanding, par value $10 per share	$96	$107
Paid-in-capital	583,130	197,751
Accumulated other comprehensive loss, net of tax	(29)	(1,761)
Retained earnings	5,450	(6,795)
Total common stockholder’s equity	588,647	189,302

Long-Term Debt:
Issue and Final Maturity
Senior Notes:
6.125% due 2008	248,935	248,935
6.25% due 2009	167,690	167,690
Other, including unamortized discounts	(761)	(1,056)
Total long-term debt	415,864	415,569

Total Capitalization	$1,004,511	$604,871

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Post-Acquisition	Pre-Acquisition	Pre-Acquisition	Pre-Acquisition
	For the Period	For the Period	Year Ended	Year Ended
	June 6-	January 1-	December 31,	December 31,
	December 31, 2005	June 6, 2005	2004	2003
		(In thousands)

Net Earnings (Loss)	$17,450	$9,260	$(51,193)	$25,282
Other Comprehensive Income (Loss):

Interest rate hedge net of reclassification
adjustment, net of income tax benefit
(expense) of $0, $1,084, $317and $(685)	-	1,761	516	(1,111)

Additional minimum pension liability
adjustment, net of tax (expense)
benefit of $18, $0, $0 and $(132)	(29)	-	-	214

Total Comprehensive Income (Loss)	$17,421	$11,021	$(50,677)	$24,385

In conjunction with the acquisition of TNP by PNMR, the interest rate hedge was fair valued at zero. The acquired book value was $1.7 million.

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

(1)       Summary of the Business and Significant Accounting Policies

Nature of Business

PNMR or the “Company” is an investor-owned holding company of energy and energy-related businesses. The Company’s three primary subsidiaries are PNM, TNMP and First Choice. PNM is an integrated public utility with regulated operations primarily engaged in the generation, transmission and distribution of electricity, transmission, distribution and sale of natural gas within New Mexico, and unregulated operations primarily focused on the sale and marketing of electricity in the western United States. TNMP is a regulated utility operating in Texas and New Mexico. In Texas, TNMP provides regulated transmission and distribution services. In New Mexico, TNMP provides integrated electric services that include the transmission, distribution, purchase and sale of electricity to its New Mexico customers. First Choice is a competitive retail electric provider operating in Texas. In addition, PNMR provides energy and technology related services through its wholly owned subsidiary, Avistar. The Company’s common stock trades on the New York Stock Exchange under the symbol PNM.

TNP Acquisition

As discussed in Note 2, on June 6, 2005, PNMR completed the previously announced acquisition of TNP effective at 8:00 AM Central Daylight Time. Prior to the consummation of the acquisition, TNP was a privately owned holding company based in Fort Worth, Texas. TNP’s principal subsidiaries are TNMP and First Choice.

The acquisition was accounted for using the purchase method of accounting. Under this method, the purchase price was allocated and fair market value adjustments were made to the assets acquired and the liabilities assumed. The excess of the purchase price over net assets acquired was allocated to goodwill in the amount of $499.2 million. Other intangible assets of $79.3 million were also recorded. Adjustments to goodwill and intangible assets were recorded in the third and fourth quarters of 2005 (see “Goodwill and Intangible Assets” below in this Note 1 and see also Note 2).

The purchase accounting entries are reflected on PNMR’s financial statements as of the purchase date. PNMR “pushed down” the effects of purchase accounting to the financial statements of TNMP and First Choice. Accordingly, TNMP’s post-acquisition financial statements reflect a new basis of accounting, and separate financial statements and footnote amounts in tabular format are presented for pre-acquisition and post-acquisition periods, separated by a heavy black line.

Presentation

The Notes to Consolidated Financial Statements include disclosures for PNMR, PNM and TNMP. For discussion purposes, this report will use the term “Company” when discussing matters of common applicability to PNMR, PNM and TNMP. Discussions regarding only PNMR, PNM or TNMP will be clearly indicated as such.

PNMR was established as a holding company in 2001. On December 30, 2004, PNMR became a registered holding company under PUHCA. As a result of the requirement to register as a holding company, PNMR created PNMR Services Company, a wholly owned services company, which began operation on January 1, 2005.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

PNMR performed substantially all of the corporate activities of PNM from 2001 to 2004. These activities were billed to PNM on a cost basis and were allocated to the business units. The service functions previously performed by PNMR were assumed by PNMR Services Company effective January 1, 2005.

Until June 6, 2005, TNMP provided First Choice and TNP with corporate support services, including accounting, finance, information services, legal and human resources, under a shared services agreement with First Choice and a similar agreement with TNP. These services were billed at TNMP’s cost and, in return, TNP and First Choice compensated TNMP for the services provided. These agreements were in effect through June 6, 2005 when they were replaced by a new shared services arrangement with PNMR Services Company.

Effective with the close of the acquisition of TNP on June 6, 2005, all TNMP employees who were providing corporate support to TNP and First Choice became employees of PNMR Services Company. PNMR Services Company provides corporate services to all of PNMR's business units, including PNM, Avistar, TNP, TNMP and First Choice based on shared services agreements. These services are billed at cost on a monthly basis and allocated to the business units.

The Company maintains its accounting records in accordance with the uniform system of accounts prescribed by the FERC and the National Association of Regulatory Utility Commissioners, and adopted by the NMPRC.

The Company’s accounting policies conform to the provisions of SFAS No. 71, as amended, “Accounting for the Effects of Certain Types of Regulation,” (“SFAS 71”), as applicable. In accordance with SFAS 71, the Company has deferred certain costs and recorded certain liabilities pursuant to the rate actions of the FERC, the NMPRC and the PUCT. These “regulatory assets” and “regulatory liabilities” are enumerated and discussed in Note 4.

PNM discontinued the application of SFAS 71 as of December 31, 1999, for the generation portion of its business effective with the passage of the Restructuring Act in accordance with SFAS No. 101, “Accounting for the Discontinuation of Application of FASB Statement No. 71.” As a result of repeal of the Restructuring Act, the Company re-applied SFAS 71 to its generation portion of its business during the first quarter of 2003 as a result of NMPRC approval of the Global Electric Agreement (see Note 17) in January 2003.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and subsidiaries in which it owns a majority voting interest. Corporate administrative and general expenses, which represent costs that are driven primarily by corporate level activities, are allocated to the business segments. Other significant intercompany transactions between PNMR, PNM, TNP and TNMP in 2005 or 2004 include energy purchases and sales, dividends paid on common stock, the redemption of common stock by TNMP from its parent company, TNP, and consolidation of PVNGS capital trust. All significant intercompany transactions and balances have been eliminated. See Note 20.

PNM adopted SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) effective in May 2003. SFAS 150 established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Under SFAS 150, issuers are required to classify as liabilities a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. Upon adoption, the Company reclassified approximately $10.0 million from minority interest to other deferred credits on its Consolidated Balance Sheets.

Financial Statement Preparation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual recorded amounts could differ from those estimated.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

Cash and Cash Equivalents

Investments in highly liquid investments with maturities of three months or less at the date of purchase are considered cash equivalents.

Utility Plant

Utility plant is stated at cost, which includes capitalized payroll-related costs such as taxes, pension and other fringe benefits, administrative costs and allowance for funds used during construction as deemed appropriate.

It is Company policy to charge repairs and minor replacements of property to maintenance expense and to charge major replacements to utility plant as incurred. Gains or losses resulting from retirements or other dispositions of regulated property in the normal course of business are credited or charged to the accumulated provision for depreciation.

Allowance For Funds Used During Construction

As provided by the FERC uniform systems of accounts, allowance for funds used during construction is charged to utility plant. This allowance is a non-cash item designed to enable a utility to capitalize financing costs during periods of construction of property subject to rate regulation. It represents the cost of borrowed funds (allowance for borrowed funds used during construction) and a return on other funds (allowance for equity funds used during construction).

The calculation of allowance for funds used during construction should be performed if its subsequent inclusion in allowable costs for rate-making purposes is probable. In 2005, 2004 and 2003, PNM recorded $4.3 million, $3.0 million and $3.9 million, respectively, of allowance for funds used during construction on certain projects. In 2005, 2004 and 2003, TNMP recorded $0.4 million, $0.8 million and $1.0 million, respectively, of allowance for funds used during construction.

Capitalized Interest

In accordance with SFAS No. 34, “Capitalization of Interest Costs” (“SFAS 34”), PNM capitalizes interest on its construction projects not included in rate base because there were no specific charges and software costs. Interest was capitalized at the overall weighted average borrowing rate of 5.0%, 5.2% and 6.4% for 2005, 2004 and 2003, respectively. PNM’s capitalized interest was $1.4 million, $1.0 million and $1.2 million in 2005, 2004 and 2003, respectively.

Carrying Charges on Stranded Costs

TNMP’s estimate of allowable carrying charges on stranded costs that it may recover from its transmission and distribution customers is based on a United States Supreme Court ruling, and the PUCT’s application of that ruling. As of December 31, 2005, the accrual for carrying costs was $33.9 million (see Note 16).

Inventories

Inventory consists principally of materials and supplies, natural gas held in storage for eventual resale, and coal held for use in electric generation.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

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

Coal is valued using a rolling weighted average costing method that is updated based on the current period cost per ton. Periodic aerial surveys are performed and any material adjustments would be recorded as identified.

Inventories consisted of the following at December 31:

	PNMR		PNM		TNMP
	2005	2004	2005	2004	2005	2004
	(In thousands)

Coal	$11,410	$9,802	$11,410	$9,802	$-	$-
Gas in underground storage	12,487	5,324	12,487	5,324	-	-
Materials and supplies	28,140	26,226	26,514	26,120	1,478	1,505
	$52,037	$41,352	$50,411	$41,246	$1,478	$1,505

Investments

The Company’s investments are comprised of United States, state, and municipal government obligations and corporate securities. Investments with maturities of less than one year are considered short-term and are carried at fair value. All investments are held in the Company’s name and are in the custody of major financial institutions. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income and deductions. At December 31, 2005 and 2004, substantially all of the Company’s investments were classified as available for sale. Unrealized gains and losses on these investments are included in other comprehensive income, net of any related tax effect.

PNMR also has investments in equity securities that are primarily classified as trading. The investment balance is included in other current assets and unrealized gains and losses on these investments are recorded in other income and deductions (see Note 8).

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

Goodwill and Other Intangible Assets

The excess purchase price over the fair value of the assets acquired and the liabilities assumed by PNMR for its June 6, 2005 acquisition of TNP was recorded as goodwill. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company does not amortize goodwill. Certain intangible assets are amortized over their estimated useful lives. Goodwill and unamortized intangible assets are evaluated for impairment at least annually, or more frequently if events and circumstances indicate that the goodwill and intangible assets might be impaired. Amortized other intangible assets are evaluated for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) when events and circumstances indicate that the assets might be impaired.

The changes in the carrying amount of goodwill by reportable segment (see Note 3) for the year ended December 31, 2005 were as follows:

	TNMP Electric	First Choice	Total PNMR
	(In thousands)

Balance as of January 1, 2005	$-	$-	$-
Purchase of TNP during 2005	456,088	43,067	499,155
Balance as of December 31, 2005	$456,088	$43,067	$499,155

Of the $79.3 million of acquired intangible assets, $68.8 million relates to the trade name “First Choice.” The trade name has an indefinite useful life; therefore, no amortization will be recognized, but the asset will be evaluated for impairment each reporting period. The other $10.5 million intangible asset relates to the First Choice customer list. The useful life of the customer list is estimated to be approximately eight years; therefore the asset will be amortized on a straight-line basis over an eight-year period.

The components of PNMR’s identifiable intangible assets at December 31, 2005 are as follows:

	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible asset:
First Choice customer list	$10,480	$742
Unamortized intangible asset:
First Choice trade name	$68,774	$-

Expected future amortization expense for this intangible asset is $1.3 million annually through 2010.

Asset Impairment

Tangible long-lived assets are evaluated in relation to the future undiscounted cash flows to assess recoverability in accordance with SFAS 144 when events and circumstances indicate that the assets might be impaired. Impairment testing of power generation assets excluded from jurisdictional rates is performed periodically in response to changes in market conditions. TNMP did not have any impairment on its long-lived assets for the years 2003 through 2005.

PNM had planned to convert its Afton plant from a combustion turbine to a combined-cycle unit using a turbine in storage. As part of a stipulation that will allow PNM to convert Afton to a combined cycle plant and include it as a jurisdictional resource, with 50% of Afton's capacity designated to serve PNM's customers and 50% designated to serve TNMP's New Mexico customers, an alternative equipment configuration will be used for Afton instead of the turbine in storage. In the fourth quarter of 2005, PNM management determined that it would make the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

turbine available for sale. Based on its market survey, PNM recorded an impairment charge of approximately $15.0 million, included in energy production costs on the Consolidated Statement of Earnings for the year ended December 31, 2005. The impairment charge is recorded in the Corporate and Other segment (see Note 3).

Revenue Recognition

First Choice, PNM and TNMP record electric and gas operating revenues, as applicable, in the period of delivery, which includes estimated amounts for service rendered but unbilled at the end of each accounting period.

The determination of the energy sales by PNM, TNMP and First Choice to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. Unbilled electric revenue is estimated based on the daily generation volumes, estimated customer usage by class, weather factors, line losses and applicable customer rates based on regression analyses reflecting historical trends and experience.

PNM purchases gas on behalf of sales-service customers while other marketers or producers purchase gas on behalf of transportation-service customers. PNM collects a cost of service revenue for the transportation, delivery, and customer service provided to these customers. Sales-service tariffs are subject to the terms of the PGAC and billed under a cycle-bill basis. Transportation service customers are metered and billed on the last day of the month. Therefore, PNM estimates unbilled decatherms and records cost of service and PGAC revenues for sales-service customers only.

PNM wholesale revenues are recognized in the month the energy is delivered to the customer and are based on the actual amounts supplied to the customer. However, in accordance with the WSPP contract, these revenues are billed in the month subsequent to their delivery. Consequently, wholesale revenues for the last month in any reporting period are unbilled when reported.

PNM’s wholesale electricity sales are recorded as operating revenues and the wholesale electricity purchases are recorded as costs of energy sold. In accordance with EITF Issue 03-11, “Reporting Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes” (“EITF 03-11”), non-normal derivative contracts that are net settled or “booked-out” are recorded net in earnings. A book-out is the planned or unplanned netting of off-setting purchase and sale transactions. A book-out is a transmission mechanism to reduce congestion on the transmission system or administrative burden (see further discussion below in “Financial Instruments” in this Note 1). For accounting purposes, a book-out, as referred to above, is the recording of net revenues upon the settlement of a non-normal derivative contract.

PNM enters into merchant energy contracts to take advantage of market opportunities associated with the purchase and sale of electricity. Unrealized gains and losses resulting from the impact of price movements on PNM’s derivative energy contracts that are not designated normal purchases and sales or hedges are recognized as adjustments to operating revenues. The market prices used to value these transactions reflect Company management’s best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

Depreciation and Amortization

PNM’s provision for depreciation and amortization of utility plant is made based upon rates approved by the NMPRC. PNM’s average rates used are as follows:

	2005	2004	2003

Electric plant	3.10%	3.07%	3.33%
Gas plant	2.93%	2.87%	2.96%
Common plant	8.65%	8.08%	8.38%

TNMP’s provision for depreciation and amortization of utility plant is made based upon rates approved by the NMPRC and the PUCT. TNMP’s electric and common plant assets rates are both regulated rates and are depreciated on a straight-line basis. TNMP’s average rates used are as follows:

	2005	2004	2003

Electric plant and common plant	3.34%	3.62%	3.66%

The provision for depreciation of certain equipment is charged to depreciation expense and allocated to construction projects based on the use of the equipment. Depreciation of non-utility property is computed based on the straight-line method. Amortization of nuclear fuel for PNM is computed based on the units of production method.

Amortization of Debt Acquisition Costs

Discount, premium and expense related to the issuance of long-term debt are amortized over the lives of the respective issues. In connection with the early retirement of long-term debt, such amounts associated with resources subject to NMPRC regulation are amortized over the lives of the respective issues. Amounts associated with PNM's firm-requirements wholesale customers and its resources excluded from NMPRC retail rates are recognized immediately as expense or income as they are incurred.

Financial Instruments

The Company follows the provisions set forth under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. SFAS 133 establishes accounting and reporting standards requiring derivative instruments to be recorded in the balance sheet as either an asset or liability measured at their fair value. SFAS 133 also requires that changes in the derivatives’ fair value be recognized currently in earnings unless specific hedge accounting or normal purchase and sale criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the statement of earnings, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the period during which the hedged forecasted transaction affects earnings. The results of hedge ineffectiveness and the change in fair value of a derivative that an entity has chosen to exclude from hedge effectiveness are required to be presented in current earnings.

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”) was effective for all derivative contracts entered into by the Company or modified after June 30, 2003. Under SFAS 149, the Company treats all forward electric purchases and sales contracts subject to unplanned netting or book-out by the transmission provider as derivative instruments subject to mark-to-market accounting, unless the contract qualifies for the normal exception by meeting the definition in SFAS 149 of a capacity contract. Under this definition, the contract cannot permit net settlement, the seller must have the resources to serve the contract and the buyer must be a load serving entity. Upon adoption, SFAS 149 did not have a material impact on the Company’s financial condition or results of operations.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

In addition, the Company follows the provisions of EITF 02-3, “Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities.” Under EITF 02-3 all energy contracts held for trading purposes are presented on a net margin basis in the statement of earnings. Energy contracts that do not meet the definition of a derivative under SFAS 133 are recognized in current earnings and are not marked to market.

EITF 03-11 was effective for PNM on October 1, 2003. EITF 03-11 gives guidance on whether realized gains and losses on derivative contracts not held for trading purposes should be reported on a net or gross basis and concludes such classification is a matter of judgment that depends on the relevant facts and circumstances. PNM nets all realized gains and losses on non-normal derivative transactions that do not physically deliver and that are offset by similar transactions during settlement. For the years ended December 31, 2005, 2004 and 2003, wholesale purchases of $30.9 million, $33.6 million and $15.0 million, respectively, were netted with electric revenues in the Consolidated Statements of Earnings (see Note 3).

Decommissioning Costs

Accounting for decommissioning costs for nuclear and fossil-fuel generation involves significant estimates related to costs to be incurred many years in the future after plant closure. Changes in these estimates could significantly impact PNMR’s and PNM’s financial position, results of operations and cash flows. PNM owns and leases nuclear and fossil-fuel facilities that are within and outside of its retail service areas. In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations” (“SFAS 143”), PNM is only required to recognize and measure decommissioning liabilities for tangible long-lived assets for which a legal obligation exists (see Note 15). Adoption of the statement changed the method of accounting for both nuclear generation decommissioning and fossil-fuel generation decommissioning. Nuclear decommissioning costs are based on site-specific estimates of the costs for removing all radioactive and other structures at the site. PVNGS Unit 3 is excluded from PNM’s retail rates while PVNGS Units 1 and 2 are included. PNM collects a provision for ultimate decommissioning of PVNGS Units 1 and 2 in its rates and recognizes a corresponding expense and liability for these amounts. PNM believes that it will continue to be able to collect in rates for its legal asset retirement obligations for nuclear generation activities included in the ratemaking process.

In addition, PNM has a contractual obligation with the PVNGS participants to fund separately the nuclear decommissioning cost at a level in excess of what PNM has identified as its legal asset retirement obligation under SFAS 143. The contractual funding obligation is based on a site-specific estimate prepared by a third party. PNM’s most recent site-specific estimates for nuclear decommissioning costs were developed in 2004, using 2004 cost factors, and are based on prompt dismantlement decommissioning, reflecting the costs of removal discussed above, with such removal occurring shortly after operating license expiration. PNM’s share of the contractual funding obligation through the end of the licensing terms is approximately $216.7 million (measured in 2004 dollars). The estimates are subject to change based on a variety of factors, including cost escalation, changes in technology applicable to nuclear decommissioning and changes in federal, state or local regulations. The operating licenses for PVNGS Units 1, 2 and 3 will expire in 2025, 2026, and 2027, respectively. PNM does not have a similar contractual funding obligation related to its fossil-fuel plants.

Pension and Other Postretirement Benefits

See Note 12 for a comprehensive discussion of pension and postretirement benefits expense, including a discussion of the actuarial assumptions.

Stock Based Compensation

PNMR accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employee" ("APB 25"). Compensation cost for

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

stock options, if any, is measured as the excess of the quoted market price of PNMR’s stock at the date of grant over the exercise price of the granted stock option. Compensation cost for restricted stock awards are recorded over the requisite vesting period based on the market value on the date of grant. Compensation cost for performance shares are recorded on the measurement date. All stock-based compensation is granted through stock-based employee compensation plans maintained by PNMR. Although certain PNM and TNMP employees participate in the PNMR plans, PNM and TNMP do not have separate employee stock-based compensation plans.

At December 31, 2005, PNMR had three stock-based employee compensation plans. Stock options continue to be granted under only one of the plans. Had compensation expense for PNMR’s stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the effect on PNMR’s pro forma net earnings and pro forma diluted earnings per share would be as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)

PNMR net earnings:	$67,227	$87,686	$95,173
Add: Stock compensation expense included
in reported net income, net of related tax effects	761	1,362	-
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(3,072)	(4,177)	(2,200)
PNMR pro forma net earnings	$64,916	$84,871	$92,973

PNMR earnings per share:
Basic - as reported	$1.02	$1.45	$1.60

Basic - pro forma	$0.98	$1.40	$1.56

Diluted - as reported	$1.00	$1.43	$1.58

Diluted - pro forma	$0.97	$1.38	$1.54

SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”), supersedes APB 25. SFAS 123R requires the recognition of compensation expense, over the requisite service period, in an amount equal to the fair value of share-based payments granted to employees. The fair value of the share-based payments, excluding liability awards, is computed at the date of grant and will not be remeasured. The fair value of liability awards will be remeasured at each reporting date through the settlement date with the change in fair value recognized as compensation expense over that period. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. PNMR does not believe this reclassification will have a material impact on its Consolidated Statements of Cash Flows.

SFAS 123R was effective for PNMR beginning January 1, 2006. PNMR adopted SFAS 123R using the modified prospective application transition method. PNMR estimates that 2006 compensation expense related to employee stock options is expected to be in the range of $4.0 million to $6.0 million. PNMR estimates that total 2006 expense for all of its stock-based compensation is expected to be in the range of $6.0 million to $9.0 million.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

Income Taxes

Income taxes are accounted for in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), which uses the asset and liability method for accounting for income taxes. Under SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis. Current NMPRC and PUCT approved rates include the tax effects of the majority of these differences. SFAS 109 requires that rate-regulated enterprises record deferred income taxes for temporary differences accorded flow-through treatment at the direction of a regulatory commission. The resulting deferred tax assets and liabilities are recorded at the expected cash flow to be reflected in future rates. Because the NMPRC and the PUCT have consistently permitted the recovery of tax effects previously flowed-through earnings, the Company has established regulatory liabilities and assets offsetting such deferred tax assets and liabilities. Items accorded flow-through treatment under rate orders, deferred income taxes and the future ratemaking effects of such taxes, as well as corresponding regulatory assets and liabilities, are recorded in the financial statements.

Excise Taxes

The Company pays certain fees or taxes which are either considered to be an excise tax or similar to an excise tax. These excise and excise-type taxes are recorded on both a net basis and a gross basis.

Cumulative Effect of Changes in Accounting Principles

In 2005, PNMR, PNM and TNMP adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), and recognized a cumulative effect of a change in accounting principle that decreased 2005 earnings. The amount is net of amounts expensed in prior years for cost of removal included in depreciation. FIN 47 requires the accrual of costs associated with conditional retirement obligations. PNMR, PNM and TNMP 2005 earnings were decreased $0.9 million, $0.5 million and $0.4 million, respectively, net of income tax benefits. PNMR’s 2005 net earnings per diluted common share was decreased $0.01.

In 2003, the Company changed the actuarial valuation measurement date for its pension plan and other postretirement benefits plan from September 30 to December 31 to better reflect the actual plan balances as of the year end balance sheet date. PNMR and PNM recognized a cumulative effect of a change in accounting principle that decreased 2003 earnings by $0.8 million, net of income tax benefit, or, for PNMR, $0.01 per diluted common share.

Also, in 2003, PNM adopted SFAS 143 and PNMR and PNM recognized a cumulative effect of a change in accounting principle that increased 2003 earnings by $37.4 million, net of income tax expense, or, for PNMR, $0.62 per diluted common share, representing amounts expensed in prior years for PNM’s asset retirement obligations in excess of the actual legal obligations as established under the new accounting standard.

Extraordinary Item

During 2004, TNMP recorded a loss of $97.8 million related to the PUCT true-up proceeding regarding TNMP’s stranded costs. The purpose of the true-up proceeding was to quantify and reconcile the amount of stranded costs that TNMP may recover from its transmission and distribution customers. The PUCT decision established $128.4 million as TNMP’s stranded costs and allowed TNMP to recover $87.3 million of the $266.5 million that TNMP requested for its true-up balance. This decision resulted in a loss of $155.2 million before tax ($97.8 million after tax). TNMP recorded the $97.8 million after tax loss as an extraordinary item in accordance with the requirements of SFAS No. 101, “Regulated Enterprises - Accounting for the Discontinuance of the Application of FASB Statement No. 71.”

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

Change in Presentation

Certain amounts in the 2004 and 2003 Consolidated Financial Statements and Notes thereto for PNMR, PNM and TNMP have been reclassified to conform to the 2005 financial statement presentation. Specifically, certain amounts in the 2004 and 2003 Consolidated Financial Statements and Notes thereto of TNMP have been reclassified to conform to PNMR’s presentation for comparability.

(2)       TNP Acquisition

On June 6, 2005, PNMR acquired all of the outstanding common shares of TNP, including its principal subsidiaries, TNMP and First Choice. The results of TNP’s operations have been included in the Consolidated Financial Statements of PNMR from that date. PNMR acquired TNP in order to complement its existing New Mexico electric operations and to expand into the retail and wholesale markets in Texas.

The aggregate purchase price was $1,221 million, including a net payment to the previous owner of $162.0 million consisting of $74.6 million of cash and common stock valued at $87.4 million. The value of the 4,326,337 common shares issued was determined based on $20.20 per common share as provided for in the Stock Purchase Agreement, dated as of July 24, 2004, by and between PNMR and SW Acquisition. In addition, the aggregate purchase price included $1,037 million of TNP debt and preferred stock and incurred transaction and other costs of $21.5 million. During the fourth quarter of 2005, PNMR completed the valuations of acquired property and intangible assets.

Pursuant to the Stock Purchase Agreement, PNMR provided SW Acquisition its proposed final purchase price, reflecting a reduction from the estimated purchase price of approximately $37.0 million. SW Acquisition filed a lawsuit that disputed PNMR’s proposed final purchase price. In November 2005, the parties reached a settlement of the lawsuit resulting in a reduction of approximately $13.0 million to the original purchase price based on working capital adjustments from the closing of the second-quarter financial statements and stranded cost recovery payments. PNMR received the $13.0 million payment from SW Acquisition in the fourth quarter of 2005. The net cash paid and purchase price stated above reflect this reduction.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

The following table presents the estimated fair values of the assets acquired and liabilities assumed at June 6, 2005, updated for subsequent adjustments to the purchase price.

(In thousands)

Net utility plant	$580,427
Other property and investments	3,785
Current assets	213,229
Goodwill	499,155
Other intangible assets	79,254
Deferred assets	125,264
Total assets acquired	$1,501,114

Current liabilities	$70,815
Long-term debt	814,725
Preferred stock	222,224
Deferred liabilities	209,790
Total liabilities assumed	$1,317,554

Net assets acquired	$183,560

As part of the acquisition of TNP, PNMR determined the fair value of a First Choice contractual obligation to purchase power. In comparing the pricing terms of the contractual obligation against the forward price of electricity in the relevant market, First Choice concluded that the contract was above market. In accordance with SFAS No. 141, as amended, “Business Combinations” (“SFAS 141”), the contract was recorded at fair value and a deferred liability of $3.8 million was recorded that will be amortized as a reduction in cost of energy over the contract life, or approximately three years. The amortization matches the difference between the forward price curve and the contractual obligation for each month in accordance with the contract as of the acquisition date.

PNMR also determined the fair value of a First Choice contractual obligation to sell power to certain commercial and industrial customers. The valuation was based on the difference between the current market rates charged by First Choice for these customers compared to the contractual rate embedded in the customer agreement. As a result of the analysis, First Choice determined that its rates for these contractual customers are below market rates and recorded a deferred liability of $3.5 million that will be amortized into revenues over the contract life, or approximately three years. The amortization matches the difference between the retail market rate and the contractual obligation for each month as of the date of acquisition.

TNP’s largest subsidiary, TNMP, is a regulated utility; therefore, in accordance with SFAS 71, the valuations of the majority of the assets and liabilities did not change significantly.

The $499.2 million of goodwill was allocated to the TNMP and First Choice segments in the amounts of $456.1 million and $43.1 million, respectively. Of that total goodwill amount, none is expected to be deductible under Section 197 of the Internal Revenue Code.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

The following unaudited pro forma financial information presents a summary of PNMR’s consolidated results of operations for the years ended December 31, 2005 and 2004, assuming the acquisition of TNP had been completed as of January 1, 2004. The pro forma financial information does not include other items or synergy savings that may result from the business combination and is not necessarily indicative of the results of operations if the acquisition had been effective as January 1, 2004. Specifically, it does not include a charge of $11.3 million ($7.3 million net of tax) that was recorded during 2005 in conjunction with the issuance of equity-linked units in connection with the acquisition (see Note 6).

	For the Year Ended December 31,
	2005	2004
	(In thousands, except per share amounts)
Operating revenues	$2,301,333	$2,286,680
Operating expenses	$2,141,382	$2,094,219
Earnings before extraordinary item and cumulative
effect of change in accounting principle	$81,077	$147,565
Net earnings	$80,151	$49,729
Net earnings per common share before extraordinary
item and cumulative effect of change in
accounting principle:
Basic	$1.18	$2.15
Diluted	$1.16	$2.12
Net earnings per common share:
Basic	$1.17	$0.72
Diluted	$1.15	$0.71

(3)       Segment Information

The following segment presentation is based on the methodology that the Company’s management uses for making operating decisions and assessing performance of its various business activities. The following presentation reports operating results without regard to the effect of accounting or regulatory changes and similar other items not related to normal operations. A reconciliation from the segment presentation to the GAAP financial statements is provided.

REGULATED OPERATIONS

PNM Electric

PNM Electric is an integrated electric utility that consists of the generation, transmission and distribution of electricity for retail electric customers in New Mexico and the sale of transmission to third parties as well as to PNM Wholesale and TNMP Electric. PNM Electric provides retail electric service to a large area of north central New Mexico, including the cities of Albuquerque and Santa Fe, and certain other areas of New Mexico. Customer rates for retail electric service are set by the NMPRC based on the provisions of the Global Electric Agreement (see Note 17). PNM Electric owns or leases transmission lines, interconnected with other utilities in New Mexico, and south and east into Texas, west into Arizona, and north into Colorado and Utah.

TNMP Electric

TNMP Electric consists of the operations of TNMP. TNMP is a regulated utility operating in Texas and New Mexico. In Texas, TNMP provides regulated transmission and distribution services under the provisions of TECA. In New Mexico, TNMP provides integrated electricity services that include the transmission, distribution, purchase and sale of electricity to its New Mexico customers as well as transmission to third parties and to PNM. TNMP’s Texas and New Mexico operations are subject to traditional cost-of-service regulation.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

PNM Gas

PNM Gas distributes natural gas to most of the major communities in New Mexico, including two of New Mexico’s three largest metropolitan areas, Albuquerque and Santa Fe. The customer base of PNM Gas includes both sales-service customers and transportation-service customers. PNM Gas purchases natural gas in the open market and resells it at cost to its distribution customers. As a result, increases or decreases in gas revenues resulting from wholesale gas price fluctuations do not impact PNMR’s or PNM’s consolidated gross margin or earnings.

UNREGULATED OPERATIONS

PNM Wholesale

PNM Wholesale consists of the generation and sale of electricity into the wholesale market. PNM Wholesale sells the unused capacity of PNM's jurisdictional assets as well as the capacity of PNM’s wholesale plants excluded from retail rates. Both regulated and unregulated generation is jointly dispatched in order to improve reliability, provide the most economic power to retail customers, and maximize profits on any wholesale transactions. Although the FERC has jurisdiction over the rates of PNM Wholesale, the Company includes PNM Wholesale in the unregulated portion of its business because PNM Wholesale is not subject to traditional rate of return regulation.

Long-term contracts include sales to firm-requirements and other wholesale customers with multi-year arrangements. Short-term sales generally include transactions entered into for up to two years. They also include spot market, hour ahead, day ahead, week ahead and forward market opportunities in which PNM Wholesale utilizes its asset backed strategy. Also included in short-term sales are sales of any excess generation not required to fulfill PNM Electric’s retail load and contractual commitments.

Adjustments related to EITF Issue 03-11, “Reporting Realized Gains and Losses on Derivative Instruments that are subject to FASB statement No. 133 and Not Held for Trading Purposes,” are included in Corporate and Other. This requires a net presentation of trading gains and losses and realized gains and losses for certain non-trading derivatives. Management evaluates PNM Wholesale operations on a gross presentation basis due to its primarily net asset-backed marketing strategy and the importance it places on the Company’s ability to repurchase and remarket previously sold capacity.

First Choice

First Choice is a certified retail electric provider operating in Texas, which allows it to provide electricity to residential, small and large commercial, industrial and institutional customers. First Choice performs all activities for its Texas retail customers, including acquiring new retail customers, setting up retail accounts, handling customer inquiries and complaints, and acting as a liaison between the transmission and distribution companies and retail customers. First Choice was organized in 2000 to act as TNMP’s affiliated retail electric provider, as required by TECA. Although First Choice is regulated in certain respects by the PUCT under ERCOT, the Company includes First Choice in the unregulated portion of its business because First Choice is not subject to traditional rate of return regulation.

CORPORATE AND OTHER

On December 30, 2004, PNMR became a registered holding company under PUHCA. As a result of the requirement to register as a holding company, PNMR created PNMR Services Company, a services company, which began operation on January 1, 2005. The comprehensive energy legislation enacted in August 2005 resulted in the repeal of PUHCA effective February 2006. PNMR is in the process of evaluating the effects of that repeal, along with the other provisions of the legislation (see Note 17).

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

PNMR provides energy and technology related services through its wholly owned subsidiary, Avistar and those results are included in the Corporate and Other segment.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

PNMR Segment Information

Summarized financial information for PNMR by business segment for the year ended December 31, 2005 is as follows (in thousands):

	Regulated			Unregulated
Segments of Business	PNM	TNMP	PNM	PNM	First	Corporate
	Electric	Electric *	Gas	Wholesale	Choice *	& Other		Consolidated
2005:
Operating revenues	$567,270	$108,475	$510,801	$602,939	$316,330	$(29,005)	(a)	$2,076,810
Intersegment revenues	6,706	45,875	641	25,089	-	(78,311)		-
Total revenues	573,976	154,350	511,442	628,028	316,330	(107,316)		2,076,810
Less: Cost of energy	210,169	58,014	364,205	506,935	243,053	(107,729)	(a)	1,274,647
Intersegment energy
transfer	(35,829)	-	-	35,829	-	-		-
Gross margin	399,636	96,336	147,237	85,264	73,277	413		802,163
Operating expenses	263,446	39,576	98,402	44,827	27,897	32,474	(b)	506,622
Depreciation and
amortization	69,798	17,596	22,548	15,669	1,094	12,017	(c)	138,722
Income taxes	13,065	8,442	5,853	3,612	15,450	(26,972)	(b,c,e)	19,450
Operating income	53,327	30,722	20,434	21,156	28,836	(17,106)		137,369

Interest Income	27,459	1,001	3,769	5,249	1,545	3,806		42,829
Other income/(deductions)	6,859	4,829	689	2,856	(79)	(20,111)	(d)	(4,957)
Other income taxes	(13,586)	(2,071)	(1,765)	(3,209)	(528)	7,748	(d)	(13,411)
Interest charges	(33,392)	(15,875)	(11,503)	(15,644)	(905)	(16,358)	(e)	(93,677)
Segment net income (loss)**	$40,667	$18,606	$11,624	$10,408	$28,869	$(42,021)		$68,153

Total assets at
December 31, 2005	$1,937,811	$1,257,933	$721,021	$421,377	$229,977	$556,590		$5,124,709
Goodwill	$-	$456,088	$-	$-	$43,067	$-		$499,155
Gross property additions	$135,632	$27,801	$31,019	$14,595	$482	$12,285		$221,814

(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $30.9 million are reclassified to a net margin basis in accordance with GAAP.
(b)
Includes the impairment of a turbine of $15.0 million, TNP acquisition related costs of $17.0 million and regulatory costs associated with the NMPRC’s approval of the acquisition of $2.3 million in operating expense and an income tax benefit of $13.5 million in income taxes.

(c)	Includes a write-off of software costs of $4.5 million in depreciation and amortization and an income tax benefit of $1.8 million in income taxes.
(d)
Includes an $11.3 million charge related to the issuance of equity-linked units in October 2005, TNP debt refinancing costs of $1.0 million in other income/(deductions) and an income tax benefit of $3.5 million in other income taxes.

(e)	Includes TNP debt refinancing costs of $5.3 million in interest charges and an income tax benefit of $2.0 million in income taxes.

* Includes results from June 6 through December 31, 2005.
** Net earnings before cumulative effect of change in accounting principle.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

Summarized financial information for PNMR by business segment for the year ended December 31, 2004 is as follows (in thousands):

	Regulated			Unregulated
Segments of Business	PNM	TNMP	PNM	PNM	First	Corporate
	Electric	Electric	Gas	Wholesale	Choice	& Other		Consolidated
2004:
Operating revenues	$ 552,563	$ -	$ 489,767	$ 588,243	$ -	$ (32,784)	(a)	$1,597,789
Intersegment revenues	5,849	-	1,154	-	-	-		7,003
Total revenues	558,412	-	490,921	588,243	-	(32,784)		1,604,792
Less: Cost of energy	186,517	-	343,219	449,059	-	(33,486)	(a)	945,309
Intersegment energy					-
transfer	(42,769)	-	-	42,769	-	-		-
Gross margin	414,664	-	147,702	96,415	-	702		659,483
Operating expenses	258,182	-	97,412	46,442	-	6,266		408,302
Depreciation and
amortization	63,050	-	18,894	14,809	-	5,468		102,221
Income taxes	23,141	-	8,063	8,537	-	(3,679)		36,062
Operating income	70,291	-	23,333	26,627	-	(7,353)		112,898

Interest Income	28,445	-	2,253	5,468	-	1,841		38,007
Other income/(deductions)	2,045	-	190	1,640	-	(2,534)		1,341
Other income taxes	(12,072)	-	(967)	(2,814)	-	2,668		(13,185)
Interest charges	(34,981)	-	(11,029)	(13,601)	-	8,236		(51,375)
Segment net income (loss)	$ 53,728	$ -	$ 13,780	$ 17,320	$ -	$ 2,858		$ 87,686

Total assets at
December 31, 2004	$1,764,032	$ -	$ 512,538	$ 430,493	$ -	$ 780,572		$3,487,635
Gross property additions	$ 89,124	$ -	$ 35,547	$ 8,023	$ -	$ 13,016		$ 145,710

(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $33.6 million are reclassified to a net margin basis in accordance with GAAP.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

Summarized financial information for PNMR by business segment for the year ended December 31, 2003 is as follows (in thousands):

	Regulated			Unregulated
Segments of Business	PNM	TNMP	PNM	PNM	First	Corporate
	Electric	Electric	Gas	Wholesale	Choice	& Other		Consolidated
2003:
Operating revenues	$ 553,979	$ -	$ 356,872	$ 551,625	$ -	$ (14,703)	(a)	$1,447,773
Intersegment revenues	6,485	-	1,395	1,535	-	(1,535)		7,880
Total revenues	560,464	-	358,267	553,160	-	(16,238)		1,455,653
Less: Cost of energy	177,767	-	228,345	413,089	-	(16,531)	(a)	802,670
Intersegment energy					-
transfer	(34,760)	-	-	34,760	-	-		-
Gross margin	417,457	-	129,922	105,311	-	293		652,983
Operating expenses	252,634	-	96,746	44,928	-	(3,638)		390,670
Depreciation and
amortization	73,532	-	22,186	14,230	-	5,701		115,649
Income taxes	23,750	-	(956)	12,111	-	(6,833)		28,072
Operating income	67,541	-	11,946	34,042	-	5,063		118,592

Interest Income	28,669	-	2,437	5,493	-	5,227		41,826
Other income/(deductions)	4,828	-	587	1,097	-	(42,372)		(35,860)
Other income taxes	(13,830)	-	(1,197)	(2,609)	-	17,819	(b)	183
Interest charges	(31,303)	-	(13,406)	(15,562)	-	(5,918)		(66,189)
Segment net income (loss)	$ 55,905	$ -	$ 367	$ 22,461	$ -	$ (20,181)	(b)	$ 58,552

Total assets at
December 31, 2003	$1,704,592	$ -	$ 509,111	$ 425,372	$ -	$ 739,554		$3,378,629
Gross property additions	$ 108,823	$ -	$ 45,616	$ 14,620	$ -	$ 8,145		$ 177,204
(a)	Reflects EITF 03-11 impact, under which certain wholesale revenues and the associated cost of energy of $15.0 million are reclassified to a net margin basis in accordance with GAAP.
(b)
Includes $9.5 million write-off of transition costs, net of tax benefit of $7.2 million, due to the repeal of deregulation in New Mexico, and the $10.0 million write-off related to refinancing of long-term debt, net of tax benefit of $6.6 million, that reduced consolidated net earnings.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

PNM Segment Information

Summarized financial information for PNM by business segment for the year ended December 31, 2005 is as follows (in thousands):

Segments of Business	PNM	PNM	PNM
	Electric	Gas	Wholesale	Other		Consolidated
2005:
Operating revenues	$ 567,270	$ 510,801	$ 602,939	$ (34,228)	(a)	$1,646,782
Intersegment revenues	6,706	641	25,089	(3,761)		28,675
Total revenues	573,976	511,442	628,028	(37,989)		1,675,457
Less: Cost of energy	210,169	364,205	506,935	(37,819)	(a)	1,043,490
Intersegment energy transfer	(35,829)	-	35,829	-		-
Gross margin	399,636	147,237	85,264	(170)		631,967
Operating expenses	263,446	98,402	44,827	24,952	(b)	431,627
Depreciation and amortization	69,798	22,548	15,669	7,776	(c)	115,791
Income taxes	13,065	5,853	3,612	(14,313)	(b,c)	8,217
Operating income	53,327	20,434	21,156	(18,585)		76,332

Interest Income	27,459	3,769	5,249	1,442		37,919
Other income/(deductions)	6,859	689	2,856	(862)		9,542
Other income taxes	(13,586)	(1,765)	(3,209)	1,483		(17,077)
Interest charges	(33,392)	(11,503)	(15,644)	6,415		(54,124)
Segment net income (loss) *	$ 40,667	$ 11,624	$ 10,408	$ (10,107)		$ 52,592

Total assets at
December 31, 2005	$1,937,811	$ 721,021	$ 421,377	$ 507,542		$3,587,751
Gross property additions	$ 135,632	$ 31,019	$ 14,595	$ (13,500)		$ 167,746

(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $30.9 million are reclassified to a net margin basis in accordance with GAAP.
(b)
Includes the impairment of a turbine of $15.0 million, TNP acquisition related costs of $8.7 million and regulatory costs associated with the NMPRC's approval of the acquisition of $2.3 million in operating expenses and an income tax benefit of $10.3 million in income taxes.

(c)	Includes a write-off of software costs of $4.5 million in depreciation and amortization and an income tax benefit of $1.8 million in income taxes.

* Net earnings available for common stock before cumulative effect of change in accounting principle.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

Summarized financial information for PNM by business segment for the year ended December 31, 2004 is as follows (in thousands):

Segments of Business	PNM	PNM	PNM
	Electric	Gas	Wholesale	Other		Consolidated
2004:
Operating revenues	$ 552,563	$ 489,767	$ 588,243	$ (33,609)	(a)	$1,596,964
Intersegment revenues	5,849	1,154	-	-		7,003
Total revenues	558,412	490,921	588,243	(33,609)		1,603,967
Less: Cost of energy	186,517	343,219	449,059	(33,609)	(a)	945,186
Intersegment energy
transfer	(42,769)	-	42,769	-		-
Gross margin	414,664	147,702	96,415	-		658,781
Operating expenses	258,182	97,412	46,442	776		402,812
Depreciation and
amortization	63,050	18,894	14,809	2,880		99,633
Income taxes	23,141	8,063	8,537	(1,777)		37,964
Operating income	70,291	23,333	26,627	(1,879)		118,372

Interest Income	28,445	2,253	5,468	1,555		37,721
Other income/(deductions)	2,045	190	1,640	62		3,937
Other income taxes	(12,072)	(967)	(2,814)	1,120		(14,733)
Interest charges	(34,981)	(11,029)	(13,601)	6,180		(53,431)
Segment net income (loss)	$ 53,728	$ 13,780	$ 17,320	$ 7,038		$ 91,866

Total assets at
December 31, 2004	$1,764,032	$ 512,538	$ 430,493	$ 686,667		$3,393,730
Gross property additions	$ 89,124	$ 35,547	$ 8,023	$ 5,457		$ 138,151

(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $33.6 million are reclassified to a net margin basis in accordance with GAAP.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

Summarized financial information for PNM by business segment for the year ended December 31, 2003 is as follows (in thousands):

Segments of Business	PNM	PNM	PNM
	Electric	Gas	Wholesale	Other		Consolidated
2003:
Operating revenues	$ 553,979	$ 356,872	$ 551,625	$ (15,014)	(a)	$1,447,462
Intersegment revenues	6,485	1,395	1,535	(1,535)		7,880
Total revenues	560,464	358,267	553,160	(16,549)		1,455,342
Less: Cost of energy	177,767	228,345	413,089	(16,551)	(a)	802,650
Intersegment energy
transfer	(34,760)	-	34,760	-		-
Gross margin	417,457	129,922	105,311	2		652,692
Operating expenses	252,634	96,746	44,928	(2,685)		391,623
Depreciation and
amortization	73,532	22,186	14,230	3,973		113,921
Income taxes	23,750	(956)	12,111	(6,643)		28,262
Operating income	67,541	11,946	34,042	5,357		118,886

Interest Income	28,669	2,437	5,493	2,319		38,918
Other income/(deductions)	4,828	587	1,097	(36,886)		(30,374)
Other income taxes	(13,830)	(1,197)	(2,609)	15,308	(b)	(2,328)
Interest charges	(31,303)	(13,406)	(15,562)	(5,439)		(65,710)
Segment net income (loss)	$ 55,905	$ 367	$ 22,461	$ (19,341)	(b)	$ 59,392

Total assets at
December 31, 2003	$1,704,592	$ 509,111	$ 425,372	$ 660,229		$3,299,304
Gross property additions	$ 108,823	$ 45,616	$ 14,620	$ (234)		$ 168,825

(a)	Reflects EITF 03-11 impact, under which certain wholesale revenues and the associated cost of energy of $15.0 million are reclassified to a net margin basis in accordance with GAAP.
(b)
Includes $9.5 million write-off of transition costs, net of tax benefit of $7.2 million, due to the repeal of deregulation in New Mexico, and the $10.0 million write-off related to refinancing of long-term debt, net of tax benefit of $6.6 million, that reduced consolidated net earnings.

TNMP

TNMP operates in only one reportable segment; therefore tabular presentation of segment data is not required.

(4)	Regulatory Assets and Liabilities

The Company's operations are regulated by the NMPRC, PUCT and the FERC and the Company applies the provisions of SFAS 71 to its regulated operations as applicable. Regulatory assets represent probable future recovery of previously incurred costs, which will be collected from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and liabilities reflected in the Consolidated Balance Sheets are presented below.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

PNMR

	December 31,
	2005	2004
	(In thousands)
Assets:
Current:
PGAC	$24,885	$-
Gas Take-or-Pay Costs	1,065	3,339
Underground Rate	790	-
Gas Mark-to-Market - Off System Sales	1,318	-
Subtotal	28,058	3,339
Non-Current:
Mine Reclamation Costs	94,758	90,587
Deferred Income Taxes	78,671	71,471
Financing Costs	25,362	26,253
Loss on Reacquired Debt	17,398	19,044
Renewable Energy Certificates	5,739	3,448
Stranded Costs	87,316	-
Carrying Charges on Stranded Costs	33,918	-
Other	4,117	6,393
Subtotal	347,279	217,196
Total Regulatory Assets	375,337	220,535
Liabilities:
Current:
PGAC	-	(657)
Gas Mark-to-Market - PGAC	(7,085)	-
Subtotal	(7,085)	(657)
Non-Current:
Cost of Removal	(298,307)	(247,350)
Retail competition transition obligation	(16,621)	-
Deferred Income Taxes	(30,070)	(33,020)
Asset Retirement Obligation	(33,367)	(30,702)
Unrealized Gain on PVNGS Decommissioning Trust	(7,251)	(8,153)
PVNGS Prudence Audit	(3,555)	(3,931)
Settlement Due Customers	(1,075)	(1,158)
Gain on Reacquired Debt	(692)	(1,012)
Gas Mark-to-Market - PGAC	(5,564)	-
TNP Acquisition - Settlement Due Customers	(2,448)	-
Other	(3,303)	(2,093)
Subtotal	(402,253)	(327,419)
Total Regulatory Liabilities	(409,338)	(328,076)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

PNM

	December 31,
	2005	2004
	(In thousands)
Assets:
Current:
PGAC	$24,885	$-
Gas Take-or-Pay Costs	1,065	3,339
Underground Rate	790	-
Gas Mark-to-Market - Off System Sales	1,318	-
Subtotal	28,058	3,339
Non-Current:
Mine Reclamation Costs	94,758	90,587
Deferred Income Taxes	75,951	71,471
Financing Costs	25,362	26,253
Loss on Reacquired Debt	17,398	19,044
Renewable Energy Certificates	5,739	3,448
Other	4,117	6,393
Subtotal	223,325	217,196
Total Regulatory Assets	251,383	220,535

Liabilities:
Current:
PGAC	-	(657)
Gas Mark-to-Market - PGAC	(7,085)	-
Subtotal	(7,085)	(657)

Non-Current:
Cost of Removal	(258,682)	(247,350)
Deferred Income Taxes	(30,070)	(33,020)
Asset Retirement Obligation	(33,367)	(30,702)
Unrealized Gain on PVNGS Decommissioning Trust	(7,251)	(8,153)
PVNGS Prudence Audit	(3,555)	(3,931)
Settlement Due Customers	(1,075)	(1,158)
Gain on Reacquired Debt	(692)	(1,012)
Gas Mark-to-Market - PGAC	(5,564)	-
TNP Acquisition - Settlement Due Customers	(2,448)	-
Other	(3,303)	(2,093)
Subtotal	(346,007)	(327,419)
Total Regulatory Liabilities	(353,092)	(328,076)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

TNMP

	December 31,
	2005	2004
	(In thousands)
Assets:
Non-Current:
Stranded Costs	$87,316	$87,316
Carrying Charges on Stranded Costs	33,918	48,130
Deferred Income Taxes	2,720	2,484
Texas System Benefit Fund	-	4,006
Other	-	1,615
Subtotal	123,954	143,551
Total Regulatory Assets	123,954	143,551

Liabilities:
Non-Current:
Cost of Removal	(39,625)	(40,729)
Retail competition transition obligation	(16,621)	-
Total Regulatory Liabilities	(56,246)	(40,729)

Substantially all of the Company’s regulatory assets and regulatory liabilities are reflected in rates charged to customers or have been addressed in a regulatory proceeding. The Company receives or pays a rate of return on these regulatory assets and regulatory liabilities, except for mine reclamation costs and financing costs. Recovery of mine reclamation costs is provided for up to $100.0 million with a remaining recovery period of 15 years. Financing costs are amortized over the life of the debt, with the remaining amortization periods ranging from 3 to 30 years.

The Company is permitted, under rate regulations, to accrue and record a regulatory liability for the estimated cost of removal and salvage associated with certain of its assets through depreciation expense.

In 2004, the PUCT issued its first order in TNMP’s stranded cost true-up proceeding. The purpose of the true-up proceeding was to quantify and reconcile the amount of stranded costs that TNMP may recover from its transmission and distribution customers. See Note 17.

PNM records a regulatory asset for renewable energy certificates at $0.005 per KWh. A renewable energy certificate represents one KWh of energy produced from a renewable energy source as defined by the New Mexico Renewable Energy Act. The source of the renewable energy certificates is PNM’s PPA to purchase renewable energy from the New Mexico Wind Energy Center.

PNM’s cost-of-gas revenues collected from sales-service customers are recovered in accordance with NMPRC regulations through the PGAC and represent a pass-through of the cost of natural gas to the customer. An order was issued by the NMPRC in 2001 that approved an agreement regarding the hedging strategy of PNM and the implementation of a price management fund program which includes a continuous monthly balancing account with a carrying charge. This carrying charge has the effect of keeping PNM whole on purchases of gas since it is compensated for the time value of money that exists due to any delay in collections from customers.

Five forward starting interest rate swaps were terminated in May 2003 for a cash settlement of $27.1 million. This amount has been capitalized by PNM as a financing cost and will be amortized over the life of the bonds.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that its regulatory assets are probable of future recovery.

(5)       Stockholders’ Equity

PNMR

Stock Split

In May 2004, the Board of PNMR approved a 3-for-2 stock split for shareholders of record on June 1, 2004. All references in the accompanying Consolidated Financial Statements and Notes thereto to PNMR’s shares outstanding and per share amounts have been restated to reflect the stock split.

Changes in common stock for PNMR are as follows:

	Common Stock

	Number	Aggregate
	of Shares	Value
	(Dollars in thousands)

Balance at December 31, 2003	60,388,496	$647,722
Exercise of stock options	-	(16,430)
Tax benefit from exercise of stock options	-	6,246
Stock split costs	-	(142)
Retirement of preferred stock	-	153
ESPP purchase	76,099	1,277

Balance at December 31, 2004	60,464,595	$638,826
Exercise of stock options	-	(16,261)
Tax benefit from exercise of stock options	-	6,527
Issuance of equity-linked units	-	(18,769)
Other charge - equity-linked units	-	11,348
Restricted stock	-	1,259
Sale of common stock	3,910,000	101,231
Common stock issued for TNP acquisition	4,326,337	87,392
ESPP purchase	85,354	1,872

Balance at December 31, 2005	68,786,286	$813,425

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

PNM

Changes in common stock for PNM are as follows:

	Common Stock

	Number	Aggregate
	of Shares	Value
	(Dollars in thousands)

Balance at December 31, 2003	39,117,799	$752,197
Retirement of preferred stock	-	153

Balance at December 31, 2004	39,117,799	$752,350
Equity from parent	-	13,150

Balance at December 31, 2005	39,117,799	$765,500

TNMP

Changes in common stock and additional paid-in capital for TNMP are as follows:

	Common Stock
			Additional
	Number	Aggregate	Paid-In
	of Shares	Par Value	Capital
	(Dollars in thousands)

Pre-Acquisition:
Balance at December 31, 2003	10,705	$107	$197,751

Balance at December 31, 2004	10,705	$107	$197,751

Post-Acquisition:
Balance at June 6, 2005	10,705	$107	$-
Purchase accounting adjustments	-	-	645,130
Stock redemption	(1,090)	(11)	(62,000)

Balance at December 31, 2005	9,615	$96	$583,130

Dividends

The declaration of common dividends by PNMR is dependent upon a number of factors including the ability of PNMR’s subsidiaries to pay dividends. PNMR’s primary sources of dividends are PNM and TNMP.

PNM paid cash dividends of $91.0 million, $23.0 million and $49.6 million to PNMR for the years ended December 31, 2005, 2004 and 2003, respectively. TNMP paid cash dividends of $12.0 million to PNMR for the year ended December 31, 2005.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

As part of the order approving the formation of PNMR, the NMPRC placed certain restrictions on the ability of PNM and TNMP to pay dividends to PNMR. The NMPRC order imposed the following conditions regarding dividends paid by PNM and TNMP to PNMR: PNM or TNMP cannot pay dividends which cause its debt rating to fall below investment grade; and neither PNM nor TNMP can pay dividends in any year, as determined on a rolling four quarter basis, in excess of net earnings without prior NMPRC approval. The Global Electric Agreement (see Note 17) modified the PNM dividend restriction to allow PNM to pay dividends from earnings to PNMR as well as equity contributions made by PNMR. Additionally, PNM has various financial covenants that limit the transfer of assets, through dividends or other means.

In addition, the ability of PNMR to declare dividends is dependent upon the extent to which cash flows will support dividends, the availability of retained earnings, the financial circumstances and performance, the NMPRC’s and PUCT’s decisions in various regulatory cases currently pending and which may be docketed in the future, the effect of federal regulatory decisions, Congressional and legislative acts and economic conditions in the United States. Conditions imposed by the NMPRC or PUCT, future growth plans and the related capital requirements and business considerations may also affect PNMR’s ability to pay dividends.

In February 2004, the Board of PNMR approved a 4.3% increase in the common stock dividend for an indicated annual dividend of $0.64 per share. In December 2004, the Board of PNMR approved a 15.6% increase in the common stock dividend for an indicated annual dividend of $0.74 per share. In July 2005, the Board of PNMR approved an 8.0% increase in the common stock dividend for an indicated annual dividend of $0.80 per share. In February 2006, the Board of PNMR approved a 10.0% increase in the common stock dividend for an indicated annual dividend of $0.88 per share.

Cumulative Preferred Stock

PNMR has no preferred stock outstanding. PNMR’s restated articles of incorporation authorize 10 million shares of preferred stock, which may be issued without restriction.

The number of authorized shares of PNM cumulative preferred stock is 10 million shares. During 2004, PNM retired 12,707 shares for $1.1 million. PNM preferred stock does not have a mandatory redemption requirement but may be redeemed at 102% of the stated value with accrued dividends. The holders of the preferred stock are entitled to payment before the holders of common stock in the event of any liquidation or dissolution or distribution of assets of PNM. In addition, PNM’s preferred stock is not entitled to a sinking fund and cannot be converted into any other class of stock of PNM.

TNMP has no preferred stock outstanding. The number of authorized shares of TNMP cumulative preferred stock is 1 million shares.

PNMR Equity-Linked Units and Common Stock

See Note 6 below for details about PNMR’s issuance of equity-linked units and common stock and the other charge related to this transaction.

TNMP Common Stock

In September 2005, as part of the TNP acquisition financing, TNMP redeemed and cancelled 1,090 shares of its privately held stock held by TNP at the book value of $56,888.91 per share, for a total of $62.0 million. TNP subsequently paid a cash dividend of $62.0 million to PNMR.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

(6)  Financing

PNMR

Long-Term Debt

During 2005, PNMR issued senior notes in conjunction with private and public offerings (see “Equity-Linked Units Offerings” below).

Revolving and Other Credit Facilities

In August 2005, PNMR completed arrangements to expand the size, extend the maturity and modify certain terms and conditions of its previous unsecured revolving credit facility and executed an amended and restated credit agreement (the “PNMR Facility”). The PNMR Facility expands the size of its previous revolving credit facility from $400.0 million to $600.0 million. Under the PNMR Facility, the borrowing availability of First Choice was increased from $100.0 million to $300.0 million to support First Choice’s future business activities. The PNMR Facility has an expiration date of August 15, 2010 and includes two one-year extension options that are subject to approval by a majority of the lenders. At December 31, 2005, $10.0 million was outstanding under the PNMR Facility (see First Choice below).

At December 31, 2005, PNMR also had $15.0 million in local lines of credit. There were no outstanding borrowings under the local lines of credit at December 31, 2005.

In June 2005, PNMR established a commercial paper program under which it may issue up to $400.0 million in commercial paper for up to 270 days. The commercial paper is unsecured and the proceeds are used for short-term cash management needs. The PNMR Facility serves as a backstop for the outstanding commercial paper. At December 31, 2005, PNMR had $190.1 million of commercial paper outstanding.

At December 31, 2005, First Choice had up to $300.0 million of borrowing capacity under the PNMR Facility. Any borrowings made by First Choice under this sublimit are guaranteed by PNMR. At December 31, 2005, First Choice had $10.0 million outstanding under the PNMR Facility; however, First Choice had $15.6 million of letters of credit outstanding, which reduces the available capacity under the PNMR Facility. TNMP is also a borrower under the PNMR Facility (see “TNMP” below).

Financing Activities

PNMR has a universal shelf registration statement filed with the SEC for the issuance of debt securities and equity securities, preferred stock, purchase contracts, purchase contract units and warrants. As of December 31, 2005, PNMR had approximately $400.9 million of remaining unissued securities under this registration statement.

PNMR has entered into three fixed-to-floating interest rate swaps with an aggregate notional principal amount of $150.0 million. Under these swaps, PNMR receives a 4.40% fixed interest payment on the notional principal amount on a semi-annual basis and pays a floating rate equal to the six month LIBOR plus 58.15 basis points (0.5815%) on the notional amount through September 15, 2008. The initial floating rate was 1.91% and will be reset every six months. The floating rate was reset on September 15, 2005, to 4.60%. The swap is accounted for as a fair-value hedge with a liability position of approximately $3.9 million as of December 31, 2005.

During October 2004, PNMR entered into two forward starting floating-to-fixed rate interest rate swaps with an aggregate notional principal amount of $100.0 million. These swaps became effective August 1, 2005 and terminate November 15, 2009. Under these swaps, PNMR receives a floating rate equal to the three month LIBOR rate on the notional principal amount and pays a fixed interest rate of 3.975% on the notional principal amount on a quarterly basis. The initial floating rate was set on August 1, 2005, at 3.693% and will be reset every three months. From November 2004 through June 30, 2005, the swaps were accounted for as a cash flow hedge against

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

borrowings under a five-year $400.0 million PNMR revolving credit agreement dated November 15, 2004. The PNMR Facility replaced the November 2004 credit agreement in August 2005. Effective June 30, 2005, the swaps were de-designated as cash flow hedges due to a change in the underlying borrowings being hedged from the November 2004 credit agreement at the inception of the hedge to commercial paper. The mark-to-market change in the fair value of theses swaps was subsequently recognized on PNMR’s Consolidated Statement of Earnings. At December 31, 2005, the increase in fair value related to these swaps was $2.8 million. Of this increase, $0.4 million was recorded in accumulated other comprehensive income on PNMR’s Consolidated Balance Sheet and $2.4 million was recognized in other income on PNMR’s Consolidated Statement of Earnings for the year ended December 31, 2005.

In conjunction with the acquisition of TNP, on June 6, 2005, PNMR made an equity investment of approximately $110.5 million in TNP, which TNP used to repay in full amounts owing under TNP’s credit agreement. In addition, pursuant to PNMR’s acquisition of TNP, PNMR agreed to provide funds to TNP to enable TNP to redeem (a) TNP's 14.5% Senior Redeemable Preferred Stock, Series C, (b) TNP's 14.5% Senior Redeemable Preferred Stock, Series D (collectively, “Preferred Stock”), and (c) TNP’s 10.25% Senior Subordinated Notes due 2010, Series B (“Senior Notes”). On July 6, 2005, TNP redeemed the Preferred Stock by tendering $224.6 million to the holders of the Preferred Stock and redeemed the Senior Notes by tendering $296.5 million to holders of the Senior Notes (tendered amounts include interest, as applicable). In order to fund a portion of the cost of redemption of TNP’s Preferred Stock and Senior Notes, PNMR issued $370.0 million of commercial paper short-term notes under the PNMR commercial paper program. The balance of the funds necessary for the redemption came from other cash available to PNMR and the total redemption amount was an equity investment by PNMR in TNP.

Equity-Linked Units Offering - Private

In October 2005, PNMR completed a private offering of 4,000,000 equity-linked units at 6.625%. PNMR received $100.0 million in proceeds from this transaction and there were no underwriting discounts or commissions. PNMR used the proceeds to repay short-term borrowings, which included borrowings for the acquisition of TNP.

Each equity-linked unit consists of a purchase contract and a 2.5% undivided beneficial ownership interest in one of PNMR’s senior notes with a stated amount of $1,000, which corresponds to a $25.00 stated amount of PNMR’s senior notes. The ownership interest in the senior notes is initially pledged to secure the purchaser’s obligation to purchase PNMR common stock under the related purchase contract. The senior notes are scheduled to mature in August 2010 (subject to the remarketing described below) and bear interest initially at the annual rate of 5.1%. The purchase contracts entitle the purchaser to quarterly contract adjustment payments of 1.525% per year on the stated amount of $25.00.

Each purchase contract contains a mandatory obligation for the holder to purchase, and PNMR to sell, at a purchase price of $25.00 in cash, shares of PNMR’s common stock (or preferred stock under certain circumstances in a ratio of 1/10 of a preferred share for each share of common stock) on or before November 16, 2008. Generally, the number of shares the purchaser is obligated to purchase depends on the average closing price per share of PNMR’s common stock over a 20-day trading period ending on the third trading day immediately preceding November 16, 2008, subject to anti-dilution adjustments. If the average closing price for the 20-day trading period is equal to or greater than approximately $25.116 per share, the settlement rate will be 0.9954 shares of common stock. If the average closing price for the trading period is less than approximately $25.116 per share but greater than $20.93 per share, the settlement rate is equal to $25.00 divided by the average closing price of PNMR’s common stock for the trading period. If the average closing price for the trading period is less than or equal to $20.93 per share, the settlement rate will be 1.1945 shares of common stock. The purchaser has the option to settle its obligations under the purchase contracts at any time on or prior to the fifth business day immediately preceding November 16, 2008. Prior to November 16, 2008, the senior notes will be remarketed. If the remarketing is successful, the interest rate on the senior notes may change to a rate selected by the remarketing agent, and the maturity of the senior notes may be extended to a date selected by PNMR, but no later than November 2011. If the remarketing of the senior notes is not successful, the maturity and interest rate of the senior notes will not change and holders of the equity-linked units will have the option of putting their senior notes to PNMR to satisfy their obligations under the purchase contracts. PNMR expects that the remarketing of the senior notes will be successful.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

The purchase contracts are forward transactions in PNMR’s common stock. Upon issuance in October 2005, a liability for the present value of the purchase contract adjustment payments of $4.6 million was recorded as a reduction to stockholders’ equity, with an offsetting increase to other long-term liabilities. Subsequent contract adjustment payments will reduce this liability. In addition, other charges of $11.3 million was recorded based on the increase in PNMR's stock price from August 2004, when the agreement was signed, to October 2005, when the equity-linked units were issued. Upon settlement of each purchase contract, PNMR will receive the stated amount of $25.00 on the purchase contract and will issue the requisite number of shares of common stock (or preferred stock under certain circumstances in a ratio of 1/10 of a preferred share for each share of common stock). The stated amount received will be recorded as an increase to stockholders’ equity.

Before the issuance of common stock (or preferred stock under certain circumstances in a ratio of 1/10 of a preferred share for each share of common stock) upon settlement of the purchase contracts, the equity-linked units will be reflected in diluted earnings per share calculations using the treasury stock method as defined by SFAS No. 128, “Earnings per Share” (“SFAS 128”). Under this method, the number of shares of common stock used in calculating diluted earnings per share (based on the settlement formula applied at the end of the reporting period) is deemed to be increased by the excess, if any, of the number of shares that would be issued upon settlement of the purchase contracts less the number of shares that could be purchased by PNMR in the market at the average market price during the period, using the proceeds to be received upon settlement. Therefore, dilution will occur for periods when the average market price of PNMR’s common stock for the reporting period is above approximately $25.116, and will potentially occur when the average price of PNMR’s common stock for the 20-day trading period preceding the end of the reporting period is lower than the average price of PNMR’s common stock for the full reporting period. The dilution effect for the year ended December 31, 2005 was approximately 317,600 shares.

Common Stock Offering

In March 2005, PNMR issued 3,910,000 shares of its common stock at $26.76 per share. PNMR received net proceeds from this offering, after deducting underwriting discounts and commissions and estimated expenses, of approximately $101.0 million. PNMR used the net proceeds to retire high cost TNP debt and preferred stock and to complete the construction of Luna, a partially constructed, combined-cycle power plant near Deming, New Mexico and for other general corporate purposes.

Equity-Linked Units Offering - Public

In March 2005, PNMR completed a public offering of 4,945,000 6.75% equity-linked units, yielding net proceeds after fees of $239.6 million. PNMR used the net proceeds to retire high cost TNP debt and preferred stock, to complete the construction of Luna and for other general corporate purposes.

Each equity-linked unit consists of a purchase contract and a 5.0% undivided beneficial ownership interest in one of PNMR’s senior notes with a stated amount of $1,000, which corresponds to a $50.00 stated amount of PNMR’s senior notes. The ownership interest in the senior notes is initially pledged to secure the corporate unit holder’s obligation to purchase PNMR common stock under the related purchase contract. The senior notes are scheduled to mature in May 2010 (subject to the remarketing described below) and bear interest at a rate of 4.8% per year. The purchase contracts entitle their holders to contract adjustment payments of 1.95% per year on the stated amount of $50.00.

Each purchase contract contains a mandatory obligation for the holder to purchase, and PNMR to sell, at a purchase price of $50.00 in cash, shares of PNMR’s common stock on or before May 16, 2008. Generally, the number of shares each holder of the equity-linked units is obligated to purchase depends on the average closing price per share of PNMR’s common stock over a 20-day trading period ending on the third trading day immediately preceding May 16, 2008, subject to anti-dilution adjustments. If the average closing price for the 20-day trading

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

period is equal to or greater than approximately $32.65 per share, the settlement rate will be 1.5315 shares of common stock. If the average closing price for the trading period is less than approximately $32.65 per share but greater than $26.76 per share, the settlement rate is equal to $50.00 divided by the average closing price of the Company’s common stock for the trading period. If the average closing price for the trading period is less than or equal to $26.76 per share, the settlement rate will be 1.8685 shares of common stock. The holders of equity-linked units have the option to settle their obligations under the purchase contracts at any time on or prior to the seventh business day immediately preceding May 16, 2008. Prior to May 16, 2008, the senior notes will be remarketed. If the remarketing is successful, the interest rate on the senior notes may change to a rate selected by the remarketing agent, and the maturity of the senior notes may be extended to a date selected by PNMR, but no later than May 2038. If the remarketing of the senior notes is not successful, the maturity and interest rate of the senior notes will not change and holders of the equity-linked units will have the option of putting their senior notes to PNMR to satisfy their obligations under the purchase contracts. PNMR expects that the remarketing of the senior notes will be successful.

The purchase contracts are forward transactions in PNMR’s common stock. Upon issuance, a liability for the present value of the purchase contract adjustment payments of $13.9 million was recorded as a reduction to stockholders’ equity, with an offsetting increase to other long-term liabilities. Subsequent contract adjustment payments will reduce this liability. Upon settlement of each purchase contract, PNMR will receive the stated amount of $50.00 on the purchase contract and will issue the requisite number of shares of common stock. The stated amount received will be recorded as an increase to stockholders’ equity. PNMR has reserved 10 million shares of its common stock for issuance pursuant to the purchase contracts.

Before the issuance of common stock upon settlement of the purchase contracts, the equity-linked units will be reflected in diluted earnings per share calculations using the treasury stock method as defined by SFAS 128. Dilution will occur for periods when the average market price of PNMR’s common stock for the reporting period is above approximately $32.65, and will potentially occur when the average price of PNMR’s common stock for the 20-day trading period preceding the end of the reporting period is lower than the average price of PNMR’s common stock for the full reporting period. The dilution effect for the year ended December 31, 2005 was approximately 122,636 shares.

PNM

Long-Term Debt

Under PNM’s modified 1947 Indenture of Mortgage and Deed of Trust, no future bonds can be issued under the mortgage. While first mortgage bonds continue to serve as collateral for pollution control bonds in the outstanding principal amount of $65.0 million, the lien of the mortgage covers only PNM’s ownership interest in PVNGS. Senior unsecured notes, which were issued under a senior unsecured note indenture, serve as collateral for the pollution control bonds in the outstanding principal amount of $520.8 million. With the exception of the $65.0 million of pollution control bonds secured by first mortgage bonds, the senior unsecured notes are the senior debt of PNM.

Revolving and Other Credit Facilities

In August 2005, PNM entered into a new $400.0 million unsecured credit agreement (the “PNM Facility”) to replace its existing $300.0 million facility. The PNM Facility is for a one-year term and expires August 17, 2006. Upon receiving approval by the NMPRC, it is expected that the term will be extended through August 17, 2010. The PNM Facility also includes two one-year extension options, subject to regulatory approval and approval by a majority of the lenders. In connection with entering into the new PNM Facility, PNM simultaneously terminated the previously existing $300.0 million facility, which would otherwise have terminated on November 21, 2006. Many of the same lenders were parties to the prior agreement. The terms and conditions of the new PNM Facility are generally similar to, or improvements over, the terms and conditions in the terminated agreement. At the time the previous credit facility was terminated, there was no balance on the facility and there were no fees or penalties related to the termination.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

At December 31, 2005, PNM also had $23.5 million in local lines of credit and a $20.0 million borrowing arrangement with PNMR. There were no outstanding borrowings under the PNM Facility, the local lines of credit or the borrowing arrangement with PNMR at December 31, 2005; however, $4.5 million of letters of credit were outstanding, which reduces the available capacity under the PNM Facility.

PNM has a commercial paper program under which PNM may issue up to $300.0 million in commercial paper for up to 365 days. The commercial paper is unsecured and the proceeds are used for short-term cash management needs. The PNM Facility serves as a backstop for the outstanding commercial paper. As of December 31, 2005, PNM had $127.9 million in commercial paper outstanding.

Financing Activities

PNM has a universal shelf registration statement filed with the SEC for the issuance of debt securities, equity securities, preferred stock, purchase contracts, purchase contract units and warrants. As of December 31, 2005, PNM had approximately $200.0 million of remaining unissued securities registered under its shelf registration statement.

Asset Securitization

PNM has an accounts receivable securitization program with a maximum borrowing capacity of $70.0 million. This program provides for the securitization of PNM’s retail electric service accounts receivable and retail gas service accounts receivable. Under the securitization program, PNM will periodically sell its accounts receivable, principally retail receivables, to a bankruptcy remote subsidiary, PNM Receivables Corporation, which in turn pledges an undivided interest in the receivables to an unaffiliated conduit commercial paper issuer. As of December 31, 2005 and 2004, PNM had no outstanding borrowings under the accounts receivable securitization program, which was secured by $129.5 million and $143.7 million of accounts receivable, respectively. PNM Receivables Corporation is consolidated in PNM’s financial statements. The accounts receivable program expires in April 2006.

TNMP

Long-Term Debt

In 1999 and 2003, respectively, TNMP issued $175.0 million, 6.25% senior unsecured notes that mature in 2009 and $250.0 million, 6.125% senior notes that mature in 2008. On or after May 1, 2005, TNMP will be required to redeem the 6.125% senior notes to the extent that it receives proceeds from the securitization of stranded costs.

Revolving and Other Credit Facilities

In July 2005, the NMPRC approved TNMP's application to become a borrower and issue notes of up to $100.0 million under the PNMR Facility. SEC approval was received in September 2005 and TNMP was added as a borrower under the PNMR Facility in September 2005. Any borrowings made by TNMP under this sublimit are not guaranteed by PNMR. At December 31, 2005, TNMP had no outstanding borrowings under the PNMR Facility. However, TNMP had $2.4 million letters of credit outstanding, which reduces the available capacity under the PNMR facility.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

Financing Activities

In June 2003, TNMP issued $250.0 million of 6.125% senior notes due in 2008. In May 2003, TNMP executed a $250.0 million Treasury rate lock transaction designed to manage interest rate risk associated with the issuance of the senior notes. TNMP paid $4.2 million upon the issuance of senior notes in June 2003 to settle the rate lock. Through the date of the acquisition, the cost of the rate lock was recorded in accumulated other comprehensive income and was amortized to interest expense over the life of the senior notes. The book value of the rate lock acquired was $1.7 million. In conjunction with the acquisition of TNP by PNMR on June 6, 2005, the balance for the rate lock remaining in accumulated other comprehensive income was recorded at fair market value as of the date of acquisition, which was zero.

(7)   Lease Commitments

PNMR

PNMR’s operating lease expense, including TNP lease expense from June 6, 2005 through December 31, 2005, was approximately $36.7 million in 2005, $33.0 million in 2004 and $33.4 million in 2003. Aggregate minimum payments to be received in future periods under non-cancelable subleases are approximately $1.2 million.

PNMR’s future minimum operating lease payments at December 31, 2005 are:

(In thousands)

2006	$34,363
2007	34,634
2008	34,371
2009	31,478
2010	31,271
Later years	214,476

Total minimum lease payments	$380,593

PNM

PNM leases interests in Units 1 and 2 of PVNGS, certain transmission facilities, office buildings and other equipment under operating leases. Covenants in PNM’s PVNGS Units 1 and 2 lease agreements, expiring in 2015 and 2016, limit PNM’s ability, without consent of the owner participants in the lease transactions, (i) to enter into any merger or consolidation, or (ii) except in connection with normal dividend policy, to convey, transfer, lease or dividend more than 5% of its assets in any single transaction or series of related transactions.

PNM’s other significant operating lease obligations include a leased interest in the EIP transmission line with annual lease payments of $2.8 million and a PPA for the entire output of Delta, a gas-fired generating plant in Albuquerque, New Mexico, with imputed annual lease payments of $6.0 million. See Note 9 and Note 16 for additional information about the Delta operating lease. PNM’s operating lease expense was approximately $28.5 million in 2005, $27.6 million in 2004 and $28.0 million in 2003. Aggregate minimum payments to be received in future periods under non-cancelable subleases are approximately $1.2 million.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

PNM has several capital leases for certain fleet vehicles. At December 31, 2005 and 2004, $1.5 million and $2.2 million of these capital leases were recorded in long-term debt.

PNM’s future minimum operating lease payments at December 31, 2005 are:

(In thousands)

2006	$29,322
2007	30,206
2008	31,147
2009	28,995
2010	28,995
Later years	204,765

Total minimum lease payments	$353,430

TNMP

TNMP’s operating lease expense was approximately $1.4 million in 2005, $1.1 million in 2004 and $1.0 million in 2003.

TNMP’s future minimum operating lease payments at December 31, 2005 are:

(In thousands)

2006	$3,159
2007	2,545
2008	1,342
2009	600
2010	393
Later years	454

Total minimum lease payments	$8,493

(8)       Fair Value of Financial Instruments

PNMR and PNM

Interest Rate Management

The Company may enter into agreements for derivative instruments, including options and swaps, to manage risks related to changes in interest rates. At the inception of any such transaction, the Company documents relationships between the hedging instruments and the items being hedged. This documentation includes the strategy that supports executing the specific transaction. See Note 6 for details regarding interest rate swaps PNMR has entered into.

GAAP defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current transaction. Fair value is based on market quotes provided by the Company’s investment bankers and trust advisors. The market prices used to value PNM’s mark-to-market energy portfolio are based on closing exchange prices and over-the-counter quotations.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

PNMR

Carrying Amount/Fair Value

The carrying amounts reflected on PNMR’s Consolidated Balance Sheets approximate fair value for cash, temporary investments, receivables, and payables due to the short period of maturity. The carrying amount and fair value of PNMR’s financial instruments (including current maturities) are:

	December 31, 2005		December 31, 2004
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)

Long-term debt	$1,746,395	$1,828,990	$987,823	$1,026,131
Investment in PVNGS lessors' notes	$286,678	$331,961	$308,680	$390,244

PNMR’s available-for-sale securities consist solely of PNM assets held in trust for its share of decommissioning costs of PVNGS and PNM’s executive retirement program. The trusts hold equity and fixed income securities. These amounts are included in other investments on the Consolidated Balance Sheets. The carrying value, gross unrealized gains and losses and estimated fair value of investments in available-for-sale securities are as follows:

	At and For the Year Ended December 31, 2005
	Unrealized Gains	Unrealized Losses	Fair Value

Available-for-sale:
Equity securities	$19,155	$(459)	$73,562
Municipal bonds	932	(58)	24,621
U.S. Government securities	163	(76)	6,786
Corporate bonds	10	(72)	2,569
Other investments	30	(5)	3,569
	$20,290	$(670)	$111,107

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

	At and For the Year Ended December 31, 2004
	Unrealized Gains	Unrealized Losses	Fair Value

Available-for-sale:
Equity securities	$20,089	$(186)	$62,873
Municipal bonds	1,220	(52)	24,103
U.S. Government securities	226	(18)	6,592
Corporate bonds	31	(18)	2,508
Other investments	6	(2)	4,410
	$21,572	$(276)	$100,486

At December 31, 2005, the available-for-sale securities held by PNMR had the following maturities:

Fair Value
(In thousands)

Within 1 year	$2,923
After 1 year through 5 years	4,938
After 5 years through 10 years	5,285
Over 10 years	20,830
Equity securities	73,562
Other investments	3,569
$111,107

The proceeds and gross realized gains and losses on the disposition of available-for-sale investments for PNMR and PNM are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold.

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Proceeds from sales	$106,624	$51,213	$123,030
Gross realized gains	$11,825	$6,737	$7,685
Gross realized losses	$(3,176)	$(4,068)	$(5,694)

During 2005, PNMR determined that one of its investments, Wood River, had experienced a loss in market value. During the third quarter of 2005, PNMR wrote down the value of its investment in Wood River to zero and incurred a loss of approximately $3.6 million. In the fourth quarter of 2005, the assets held in the Wood River fund were transferred into receivership as part of a civil complaint filed by the SEC against Wood River. As noted above, prior to this, the investments in Wood River were classified and accounted for as trading securities. At December 31, 2005, due to the change in circumstances surrounding Wood River, PNMR’s investment was reclassified from trading to available-for-sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). The fair value of PNMR’s investment in Wood River was determined to be zero at December 31, 2005. PNMR cannot predict when or if it will receive a return of the cash value of its investment in Wood River.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

First Choice Natural Gas Contracts

During July 2005, First Choice began entering into various gas contracts. These contracts are marked to market in accordance with GAAP. The change in mark-to-market valuation is recognized in earnings each period and is recorded in operating revenues if a sales position, and cost of energy if a purchase position, as applicable. For the year ended December 31, 2005, First Choice had a net settled gain of $0.7 million related to natural gas contracts. As of December 31, 2005, First Choice had a net mark-to-market liability loss of $2.8 million recorded in other current liabilities for these contracts.

First Choice Energy Contracts

During July 2005, First Choice also began entering into various forward physical contracts for the purchase and sale of electricity with the intent of optimizing market opportunities. These contracts, which are derivatives, do not qualify for normal purchase and sale designation pursuant to GAAP, and are marked to market. For the year ended December 31, 2005, First Choice had a net settled gain of $88,879 related to these forward energy contracts. As of December 31, 2005, First Choice had a net mark-to-market asset gain of $4.1 million recorded in other current assets for these contracts.

First Choice Natural Gas Hedges

First Choice also enters into natural gas transactions to hedge the variable component of certain heat-rate based power products used to serve customer load. These products are priced based on gas to power conversion rates using the spot price for natural gas. The hedges are effective in offsetting future cash flow volatility caused by increases in natural gas prices. The fair value of the natural gas hedges as of December 31, 2005, was a liability of $0.5 million, which is recorded on PNMR’s Consolidated Balance Sheet as a current liability. There was no hedge ineffectiveness on these transactions because the hedges and the underlying contracts are both indexed to New York Mercantile Exchange rates and movement in the hedge offsets movement in the contract. For the year ended December 31, 2005, (after June 6, 2005) First Choice’s cost of energy includes gains of $6.0 million related to the settlement of natural gas hedges.

PNM

Carrying Amount/Fair Value

The carrying amounts reflected on PNM’s Consolidated Balance Sheets approximate fair value for cash, temporary investments, receivables, and payables due to the short period of maturity. The carrying amount and fair value of PNM’s financial instruments (including current maturities) are:

	December 31, 2005		December 31, 2004
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)

Long-term debt	$987,068	$1,052,736	$987,676	$1,025,983
Investment in PVNGS lessors' notes	$286,678	$331,961	$308,680	$390,244

PNM’s investment in the EIP transmission line and related facilities includes a 60% ownership and a 10.25% note investment maturing in 2012. It is carried at cost on the Consolidated Balance Sheet in other investments. The balance as of December 31, 2005 and 2004 was $12.0 million and $12.2 million, respectively.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

Retail Natural Gas Contracts

The NMPRC has authorized PNM to hedge certain portions of natural gas supply contracts to protect PNM’s natural gas customers from the risk of adverse price fluctuations in the natural gas market. Hedge gains and losses are recoverable through PNM’s PGAC if deemed prudently incurred by the NMPRC. As a result, earnings are not affected by gains or losses generated by these instruments.

PNM purchased $6.8 million and $7.8 million of natural gas options during the year ended December 31, 2005 and 2004, respectively, to protect its natural gas customers from the risk of rising prices during the 2005-2006 and 2004-2005 heating seasons. These gas options cap the amount PNM would pay for each volume of gas subject to the options during the winter heating season. At December 31, 2005 and 2004, PNM had $3.4 million and $3.1 million of unrecovered premium costs included in other current assets on its Consolidated Balance Sheet. Expense of $3.4 million and $4.7 million is included on PNM’s Consolidated Statement of Earnings for the year ended December 31, 2005 and 2004, respectively. PNM recovered $3.1 million of its option premiums as a component of the PGAC during January 2005 through February 2005.

PNM entered into fixed-for-float financial transactions to hedge a portion of its winter gas purchase portfolio and has applied hedge accounting to these transactions. PNM has hedged 10.9 million MMBTUs utilizing the fixed-for-float strategy for 2005-2006 and the 2006-2007 winter heating seasons.

Wholesale Electricity Contracts

PNM Wholesale has entered into various forward physical contracts for the purchase and sale of electricity with the intent to optimize its net generation position. These contracts, which are derivatives, do not qualify for normal purchase and sale designation pursuant to GAAP, and are marked to market.

For the year ended December 31, 2005, PNM Wholesale settled derivative forward contracts for the sale of electricity that generated $168.1 million of electric revenues by delivering 2.9 million MWh. For the year ended December 31, 2005, PNM Wholesale settled derivative forward contracts for the purchase of electricity of $168.2 million or 2.8 million MWh to support these contractual sales and other open market sales opportunities. For the year ended December 31, 2004, PNM Wholesale settled derivative forward contracts for the sale of electricity that generated $159.3 million of electric revenues by delivering 3.0 million MWh. PNM Wholesale settled derivative forward contracts for the purchase of electricity of $143.0 million or 2.8 million MWh to support these contractual sales and other open market sales opportunities.

As of December 31, 2005, PNM Wholesale had open derivative forward contract positions to buy $52.6 million and to sell $72.4 million of electricity. At December 31, 2005, PNM Wholesale had a gross mark-to-market gain (asset position) on these derivative forward contracts of $17.1 million and a gross mark-to-market loss (liability position) of $16.7 million, recorded in other assets and liabilities, respectively. As of December 31, 2004, PNM Wholesale had open derivative forward contract positions to buy $35.2 million and to sell $39.2 million of electricity. At December 31, 2004, PNM Wholesale had a gross mark-to-market gain (asset position) on these derivative forward contracts of $6.5 million and a gross mark-to-market loss (liability position) of $5.3 million, recorded in other assets and liabilities, respectively. The change in mark-to-market valuation is recognized in earnings each period and is recorded in operating revenues if a sales position, and cost of energy if a purchase position, as applicable. There is no hedge ineffectiveness on these transactions because the hedged transactions and the hedged item are based on the same forward curve.

PNM Wholesale also entered into forward physical contracts for the sale of PNM’s electric capacity in excess of its retail and wholesale firm requirement needs, including reserves. In addition, PNM Wholesale entered into forward physical contracts for the purchase of retail needs, including reserves, when resource shortfalls exist. PNM Wholesale generally accounts for these as normal sales and purchases as defined by SFAS 133. From time to time PNM Wholesale makes forward purchases to serve its retail needs when the cost of purchased power is less than the incremental cost of its generation. At December 31, 2005, PNM Wholesale had open forward positions classified as normal sales of electricity of $138.9 million and normal purchases of electricity of $11.2 million, which will be reflected in the financial statements upon physical delivery.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

The operations of PNM Wholesale, including both firm commitments and other wholesale sale activities, are managed primarily through a net asset-backed strategy, whereby PNM Wholesale’s aggregate net open position is covered by its own excess generation capabilities. PNM Wholesale is exposed to market risk if its generation capabilities were disrupted or if its retail load requirements were greater than anticipated. If PNM Wholesale were required to cover all or a portion of its net open contract position, it would have to meet its commitments through market purchases.

Counterparties to its financial and physical derivative instruments expose PNM Wholesale to credit risk in the event of non-performance or non-payment. PNM Wholesale uses a credit management process to assess and monitor the financial conditions of counterparties. PNM Wholesale's credit risk with its largest counterparty as of December 31, 2005 and December 31, 2004 was $20.5 million and $26.2 million, respectively.

Wholesale Gas Contracts

PNM Wholesale enters into various fixed-for-float price swaps to manage the price risk of certain forward sales of power. These contracts, along with the underlying power sales, are marked to market in accordance with GAAP.

For the year ended December 31, 2005, PNM Wholesale settled derivative forward contracts for the sale of gas that generated $26.5 million of revenues and settled derivative forward contracts for the purchase of gas of $25.3 million. For the year ended December 31, 2004, PNM Wholesale settled derivative forward contracts for the sale of gas that generated $24.5 million of revenues and settled derivative forward contracts for the purchase of gas of $22.9 million.

As of December 31, 2005, PNM Wholesale had open derivative forward contract positions to sell $26.7 million of natural gas and to purchase $1.9 million of natural gas. At December 31, 2005, PNM Wholesale had a gross mark-to-market gain (asset position) on these derivative forward contracts of $14.5 million and a gross mark-to-market loss (liability position) of $12.6 million, recorded in other current assets and liabilities, respectively. As of December 31, 2004, PNM Wholesale had open derivative forward contract positions to sell $13.3 million of gas. At December 31, 2004, PNM Wholesale had a gross mark-to-market gain (asset position) on these derivative forward contracts of $0.9 million and a gross mark-to-market loss (liability position) of $0.3 million, recorded in other assets and liabilities, respectively. The change in mark-to-market valuation is recognized in earnings each period and is recorded in operating revenues, if a sales position, and cost of energy, if a purchase position, as applicable. There is no hedge ineffectiveness on these transactions because the hedged transactions and the hedged item are based on the same forward curve.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

TNMP

Carrying Amount/Fair Value

The carrying amounts reflected on TNMP’s Consolidated Balance Sheets approximate fair value for cash, temporary investments, receivables, and payables due to the short period of maturity. The carrying value for these items reflects the fair value recorded at the date of acquisition, June 6, 2005, in accordance with SFAS 71. The carrying amount and fair value of TNMP’s financial instruments (including current maturities) are:

	December 31, 2005		December 31, 2004
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
(In thousands)

Long-term debt	$415,864	$432,792	$415,569	$434,773

Normal Purchases and Sales

In the normal course of business, TNMP enters into commodity contracts, which include components for additional purchases or sales of electricity, in order to meet customer requirements. Criteria by which option-type and forward contracts for electricity can qualify for the normal purchase and sales exception has been defined by SFAS 133. In accordance with these GAAP pronouncements, management has determined that its contracts for electricity qualify for the normal purchases and sales exception. Accordingly, TNMP does not account for its electricity contracts as derivatives.

(9)      Variable Interest Entities

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (Revised December 2003) (“FIN 46R”), became effective January 1, 2004 for those entities considered to be special purpose entities, and March 31, 2004 for others. Under the model for consolidation promulgated by FIN 46R, a PPA may qualify as a variable interest if its terms expose the purchaser to variability in supply or operating costs and the contract is for a significant portion of the entity’s generating capacity. PNM evaluated its PPAs under the provisions of FIN 46R and determined that one purchase contract entered into prior to December 31, 2003 qualifies as a variable interest. Although PNM has continued to make ongoing efforts to obtain information, PNM was unable to obtain the necessary information needed to determine if PNM was the primary beneficiary and if consolidation was needed despite efforts including a formal written request to the operator of the entity supplying power under the PPA. The operator cited legal and competitive reasons for refusing to provide the information.

This variable interest PPA is a contract under an operating lease to purchase 132 MW of capacity and energy expiring in June 2020. See Note 7 and Note 16 for more information about the Delta operating lease. The contract contains a fixed capacity charge, a fixed O&M charge, and a variable energy charge that subjects PNM to the changes in the cost of fuel and O&M. For the year ended December 31, 2005, the capacity and O&M charge was $6.4 million and the energy charges were $1.1 million. For the year ended December 31, 2004, the capacity and O&M charge was $6.0 million and the energy charges were $0.9 million. The contract is for the full output of a specific gas generating plant and is currently accounted for as an operating lease by PNM. Under this contract PNM is exposed to changes in the costs to produce energy and operate the plant.

PNM also has interests in other variable interest entities created before January 31, 2003, for which PNM is not the primary beneficiary. These arrangements include PNM’s investment in a limited partnership and certain PNM leases. The aggregate maximum loss exposure at December 31, 2005 that PNM could be required to record in its Consolidated Statement of Earnings as a result of these arrangements totals approximately $5.3 million. The creditors of these variable interest entities do not have recourse to the general credit of PNMR in excess of the aggregate maximum loss exposure.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

(10)    Earnings Per Share

In accordance with SFAS No. 128, “Earnings per Share,” dual presentation of basic and diluted earnings per share has been presented in the Consolidated Statements of Earnings. Prior years' share amounts have been adjusted to reflect the effects of 2004 stock split. The following reconciliation illustrates the impact on the share amounts of potential common shares and the earnings per share amounts:

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)
Basic:
Net Earnings Before Cumulative Effect of Changes in	$68,153	$87,686	$58,552
Accounting Principle
Cumulative Effect of Changes in Accounting Principle,
net of tax of $592 and $23,999	(926)	-	36,621
Net Earnings	$67,227	$87,686	$95,173
Average Number of Common Shares Outstanding	65,928	60,414	59,620
Net Earnings per Share of Common Stock (Basic)	$1.02	$1.45	$1.60
Earnings Before Cumulative Effect of Changes in
Accounting Principles	1.03	1.45	0.99
Cumulative Effect of Changes in Accounting Principles, net of tax	(0.01)	-	0.61
Net Earnings per Share of Common Stock (Basic)	$1.02	$1.45	$1.60

Diluted:
Net Earnings Before Cumulative Effect of Changes in
Accounting Principle	$68,153	$87,686	$58,552
Cumulative Effect of Changes in Accounting Principle,
net of tax of $592 and $23,999	(926)	-	36,621
Net Earnings	$67,227	$87,686	$95,173
Average Number of Common Shares Outstanding	65,928	60,414	59,620
Diluted Effect of Common Stock Equivalents (a)	1,152	926	585
Average Common and Common Equivalent Shares Outstanding	67,080	61,340	60,205
Net Earnings per Share of Common Stock (Diluted)	$1.00	$1.43	$1.58
Earnings Before Cumulative Effect of Changes in
Accounting Principles	1.01	1.43	0.97
Cumulative Effect of Changes in Accounting Principles, net of tax	(0.01)	-	0.61
Net Earnings per Share of Common Stock (Diluted)	$1.00	$1.43	$1.58

(a)
Excludes the effect of average anti-dilutive common stock equivalents related to out of-the-money options of 433,957 shares, 5,883 shares and 871,493 shares for the years ended December 31, 2005, 2004 and 2003, respectively.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

(11)     Income Taxes

PNMR

PNMR’s income taxes before cumulative effect of changes in accounting principles consist of the following components:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Current federal income tax	$4,390	$10,634	$(27,621)
Current state income tax	81	2,495	(6,169)
Deferred federal income tax	28,070	31,725	52,154
Deferred state income tax	3,872	7,495	12,646
Amortization of accumulated investment tax credits	(3,552)	(3,102)	(3,121)

Total income taxes	$32,861	$49,247	$27,889

Charged to operating expenses	$19,450	$36,062	$28,072
Charged to other income and deductions	13,411	13,185	(183)
Total income taxes	$32,861	$49,247	$27,889

PNMR’s provision for income taxes, before cumulative effect of changes in accounting principles, differed from the federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Federal income tax at statutory rates	$36,362	$48,127	$30,459
Investment tax credits	(3,552)	(3,102)	(3,121)
Flow-through of depreciation items	1,903	2,091	2,033
Gains on the sale and leaseback of PVNGS Units 1 and 2	(527)	(527)	(527)
Annual reversal of deferred income taxes accrued at prior tax rates	(2,086)	(1,963)	(1,963)
Research and development credit	-	-	(966)
Affordable housing credit	(750)	(789)	(969)
Allowance for funds used during construction	(623)	(453)	(906)
Charitable contribution of appreciated property	-	(960)	-
State income tax	3,356	6,357	4,161
Other	(1,222)	466	(312)

Total income taxes	$32,861	$49,247	$27,889

Effective tax rate	31.63%	35.81%	32.05%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

The components of PNMR’s net accumulated deferred income tax liability were:

	December 31,
	2005	2004
	(In thousands)
Deferred Tax Assets:
Nuclear decommissioning costs	$27,610	$31,632
Regulatory liabilities related to income taxes	38,331	31,805
Minimum pension liability	72,443	64,139
Other	58,863	43,526

Total deferred tax assets	197,247	171,102

Deferred Tax Liabilities:
Depreciation	(346,693)	(263,542)
Investment tax credit	(33,806)	(35,360)
Regulatory assets related to income taxes	(86,931)	(70,256)
Asset retirement obligations	(16,213)	(24,524)
Deferred charges	(10,745)	-
Other intangibles	(26,861)	-
Recoverable stranded costs	(46,585)	-
Other	(114,482)	(97,308)
Total deferred tax liabilities	(682,316)	(490,990)
Net Accumulated deferred income tax liabilities	$(485,069)	$(319,888)

The following table reconciles the change in PNMR’s net accumulated deferred income tax liability to the deferred income tax expense included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2005
(In thousands)

Net change in deferred income tax liability per above table	$165,181
Inclusion of TNP deferred tax liabilities	(124,947)
Change in tax effects of income tax related regulatory assets and liabilities	(7,725)
Tax effect of mark-to-market on investments available for sale	(6,999)
Tax effect of excess pension liability	8,304
Tax effect of cumulative effect of change in accounting principle	591
Other	(6,015)
Deferred income tax expense	$28,390

The Company defers investment tax credits related to rate regulated assets and amortizes them over the estimated useful lives of those assets.

PNMR’s tax years 2001 through 2004 and TNP’s tax years 2002 and 2003 are currently under examination by the IRS. Although the Company does not expect any significant adjustments to the tax provision as a result of the IRS examination, management is unable to determine the final outcome of the IRS examination at this time.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

PNM

PNM’s income taxes before cumulative effect of changes in accounting principles consist of the following components:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Current federal income tax	$10,070	$15,057	$(19,824)
Current state income tax	2,289	3,327	(4,123)
Deferred federal income tax	12,792	30,252	46,761
Deferred state income tax	3,237	7,163	10,897
Amortization of accumulated investment tax credits	(3,094)	(3,102)	(3,121)

Total income taxes	$25,294	$52,697	$30,590

Charged to operating expenses	8,217	37,964	28,262
Charged to other income and deductions	17,077	14,733	2,328
Total income taxes	$25,294	$52,697	$30,590

PNM’s provision for income taxes, before cumulative effect of changes in accounting principles, differed from the federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Federal income tax at statutory rates	$27,445	$50,797	$31,699
Investment tax credits	(3,094)	(3,102)	(3,121)
Flow-through of depreciation items	1,903	2,091	2,033
Gains on the sale and leaseback of PVNGS Units 1 and 2	(527)	(527)	(527)
Annual reversal of deferred income taxes accrued at prior tax rates	(1,963)	(1,963)	(1,963)
Research and development credit	-	-	(966)
Allowance for funds used during construction	(615)	(430)	(893)
Charitable contribution of appreciated property	-	(960)	-
State income tax	3,694	6,682	4,300
Other	(1,549)	109	28

Total income taxes	$25,294	$52,697	$30,590

Effective tax rate	32.26%	36.31%	33.78%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

The components of PNM’s net accumulated deferred income tax liability were:

	December 31,
	2005	2004
	(In thousands)
Deferred Tax Assets:
Nuclear decommissioning costs	$27,610	$31,632
Regulatory liabilities related to income taxes	28,351	31,805
Minimum pension liability	72,443	64,139
Other	40,105	47,252

Total deferred tax assets	168,509	174,828

Deferred Tax Liabilities:
Depreciation	(264,437)	(262,039)
Investment tax credit	(32,266)	(35,360)
Regulatory assets related to income taxes	(74,231)	(70,256)
Asset retirement obligations	(16,222)	(24,524)
Other	(114,371)	(96,916)
Total deferred tax liabilities	(501,527)	(489,095)
Net Accumulated deferred income tax liabilities	$(333,018)	$(314,267)

The following table reconciles the change in PNM’s net accumulated deferred income tax liability to the deferred income tax expense included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2005
(In thousands)

Net change in deferred income tax liability per above table	$18,751
Change in tax effects of income tax related regulatory assets and liabilities	(7,429)
Tax effect of mark-to-market on investments available for sale	(6,999)
Tax effect of excess pension liability	8,304
Tax effect of cumulative effect of change in accounting principle	331
Other	(23)
Deferred income tax expense	$12,935

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

TNMP

TNMP’s income taxes before extraordinary item and cumulative effect of change in accounting principle consist of the following components:

	Post-	Pre-	Pre-	Pre-
	Acquisition	Acquisition	Acquisition	Acquisition
	June 6-	January 1-	Year Ended	Year Ended
	December 31,	June 6,	December 31,	December 31,
	2005	2005	2004	2003
	(In thousands)

Current federal income tax	$958	$5,634	$6,364	$13,619
Current state income tax	(60)	676	3,048	1,354
Deferred federal income tax	8,328	(954)	15,049	(388)
Deferred state income tax	1,268	(127)	2,652	(6)
Amortization of accumulated investment
tax credits	(458)	(328)	(722)	(874)

Total income taxes	$10,036	$4,901	$26,391	$13,705

Charged to operating expenses	$7,965	$5,055	$13,680	$13,044
Charged to other income and deductions	2,071	(154)	12,711	661
Total income taxes	$10,036	$4,901	$26,391	$13,705

TNMP’s provision for income taxes, before extraordinary item and cumulative effect of change in accounting principle, differed from the federal income tax computed at the statutory rate for each of the periods shown. The differences are attributable to the following factors:

	Post-	Pre-	Pre-	Pre-
	Acquisition	Acquisition	Acquisition	Acquisition
	June 6-	January 1-	Year Ended	Year Ended
	December 31,	June 6,	December 31,	December 31,
	2005	2005	2004	2003
	(In thousands)

Federal income tax at statutory rates	$9,753	$4,956	$24,342	$13,451
Investment tax credits	(458)	(328)	(722)	(874)
Annual reversal of deferred income taxes accrued
at prior tax rates	(123)	(93)	(216)	(198)
State income tax	1,208	549	3,048	1,354
Other	(344)	(183)	(61)	(28)

Total income taxes	$10,036	$4,901	$26,391	$13,705

Effective tax rate	36.01%	34.61%	36.14%	35.15%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

The components of TNMP’s net accumulated deferred income tax liability at December 31 were:

	December 31,
	2005	2004
	(In thousands)
Deferred Tax Assets:
Regulatory liabilities related to income taxes	$9,980	$10,602
Other	2,753	2,658

Total deferred tax assets	12,733	13,260

Deferred Tax Liabilities:
Utility plant, principally due to depreciation and basis
differences, including TNP One recoverable stranded cost	(82,108)	(86,606)
Deferred charges	(10,745)	(5,232)
Investment tax credit	(1,540)	(2,326)
Other recoverable stranded costs (non-current)	(46,585)	(46,585)
Regulatory assets related to income taxes	(12,700)	(13,086)
Total deferred tax liabilities	(153,678)	(153,835)
Net Accumulated deferred income tax liabilities	$(140,945)	$(140,575)

The following table reconciles the change in TNMP’s net accumulated deferred income tax liability to the deferred income tax expense included in the Consolidated Statement of Earnings:

	Post-	Pre-
	Acquisition	Acquisition
	June 6-	January 1-
	December 31,	June 6,
	2005	2005
	(In thousands)

Net change in deferred income tax liability per above table	$1,636	$(1,266)
Change in tax effects of income tax related regulatory assets
and liabilities	(296)	60
Other	7,798	(203)
Deferred income tax expense	$9,138	$(1,409)

(12)     Pension and Other Postretirement Benefits

PNMR and its subsidiaries maintain a qualified defined benefit pension plan, a plan providing medical and dental benefits to eligible retirees, and an executive retirement program (“PNM Plans”). PNMR maintains the legal obligation for the benefits owed to participants under these plans. TNMP also maintains a qualified defined benefit pension plan covering substantially all of its employees, a plan providing medical and death benefits to eligible retirees and an executive retirement program (“TNMP Plans”).

Participants in the PNM Plans include eligible employees and retirees of PNMR and other subsidiaries of PNMR. Participants in the TNMP Plans include eligible employees and retirees of TNMP, First Choice and other subsidiaries of TNP. The PNM pension plan was frozen at the end of 1997 with regard to new participants, salary levels and benefits. Additional credited service can be accrued under the PNM pension plan up to a limit determined by age and service. The TNMP pension plan was frozen at December 31, 2005 with regard to new participants, salary levels and benefits.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

The total net periodic benefit cost or income from the PNM Plans, in addition to the net periodic benefit cost from the TNMP Plans from the date of PNMR’s acquisition of TNP, or June 6, 2005 through December 31, 2005, is included in the Consolidated Statement of Earnings of PNMR. The TNMP Plan amounts included in the results of PNMR are as follows: pension plan income of approximately $0.3 million, other postretirement benefit expense of approximately $0.4 million and executive retirement plan expense of less than $0.1 million.

The Company has in place, for the PNM and TNMP pension plans and postretirement benefits plans, a policy that defines the investment objectives, establishes performance goals of the asset managers and provides procedures for the manner in which investments are to be reviewed. The plans implement investment strategies to achieve the following objectives:

•
Maximize the return on assets, commensurate with the risk that the Corporate Investment Committee deem appropriate to: meet the obligations of the pension plans and other postretirement benefits plans; minimize the volatility of expense; and account for contingencies; and

•	Generate a rate of return for the total portfolio that equals or exceeds the actuarial investment rate assumption.

Management is responsible for the determination of the asset target mix and the expected rate of return. Under SFAS No. 87, “Employers' Accounting for Pensions” (“SFAS 87”) and SFAS No. 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”), the expected long-term rate of return on pension and postretirement plan assets is calculated on the market-related value of assets. SFAS 87 and SFAS 106 require that actual gains and losses on pension and postretirement plan assets be recognized in the market-related value of assets equally over a period of not more than five years, which reduces year-to-year volatility. For the PNM Plans and TNMP Plans, the market-related value of assets is equal to the prior years’ market related value of assets adjusted for contributions, benefit payments and investment gains and losses that lie within a corridor of plus or minus 4.0% around the expected return on market value. Gains and losses that lie outside the corridor are amortized over five years, i.e., if investment return is outside a range of 5.0% to 13.0% (expected long-term rate of return plus or minus 4.0%), this market-related valuation recognizes the portion of return that is outside the range over a five-year period from the year in which the return occurs. As such, the future value of assets will be impacted as previously deferred returns are recorded. A December 31 measurement date is used for calculating the values reported for plan assets and benefit obligations.

In 2003, PNM changed the actuarial valuation measurement date for its pension plan and other postretirement benefits from September 30 to December 31 to better reflect the actual pension balances as of PNM’s balance sheet dates and recognized a cumulative effect of a change in accounting principle of $0.8 million, net of taxes at $0.5 million.

Pension Plans

For defined benefit pension plans, the benefit obligation is the “projected benefit obligation,” the actuarial present value, as of the measurement date, of all benefits attributed by the pension benefit formula to employee service rendered to that date.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

The following tables present a reconciliation of the beginning and ending balances of the projected benefit obligation and show the change in the benefit obligation:

	PNM Plan
	Year Ended December 31,
	2005	2004
	(In thousands)

Benefit obligation at beginning of year	$517,225	$463,794
Service cost	1,907	3,524
Interest cost	30,267	29,891
Actuarial loss	26,453	44,691
Benefits paid	(25,927)	(24,675)
Benefit obligation at end of year	$549,925	$517,225

	TNMP Plan
	Post-	Pre-	Pre-
	Acquisition	Acquisition	Acquisition
	June 6-	January 1-	Year Ended
	December 31,	June 6,	December 31,
	2005	2005	2004
	(In thousands)

Benefit obligation at beginning of period	$85,083	$81,290	$81,833
Service cost	1,353	848	1,876
Interest cost	2,499	1,875	4,590
Actuarial loss	(2,691)	3,708	304
Benefits paid	(4,501)	(2,638)	(7,313)
Amendments	(2,419)	-	-
Benefit obligation at end of period	$79,324	$85,083	$81,290

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

The following tables present the change in the value of pension plan assets and the pension plans’ funded status:

	PNM Plan
	Year Ended December 31,
	2005	2004
	(In thousands)

Fair value of plan assets at beginning of year	$445,101	$425,654
Actual return on plan assets	40,911	44,122
Benefits paid	(25,927)	(24,675)
Fair value of plan assets at end of year	460,085	445,101
Funded status	(89,840)	(72,124)
Unrecognized net actuarial loss	178,991	156,850
Unrecognized prior service cost	2,293	2,610
Prepaid pension cost	$91,444	$87,336

	TNMP Plan
	Post-	Pre-	Pre-
	Acquisition	Acquisition	Acquisition
	June 6-	January 1-	Year Ended
	December 31,	June 6,	December 31,
	2005	2005	2004
	(In thousands)

Fair value of plan assets at beginning of period	$80,176	$82,364	$85,052
Actual return on plan assets	6,162	450	4,625
Benefits paid	(4,501)	(2,638)	(7,313)
Fair value of plan assets at end of period	81,837	80,176	82,364
Funded status	2,513	(4,907)	1,074
Unrecognized net actuarial loss	(4,697)	4,284	(1,361)
Unrecognized prior service cost	-	(791)	(840)
Accrued pension liability	$(2,184)	$(1,414)	$(1,127)

The following table presents the amounts recognized in the Consolidated Balance Sheets:

	PNM Plan		TNMP Plan
	December 31,		December 31,
	2005	2004	2005	2004
	(In thousands)

Prepaid pension cost/(Accrued pension liability)	$91,444	$87,336	$(2,184)	$(1,127)
Additional minimum pension liability	(181,284)	(159,460)	-	-
Intangible asset	2,293	2,610	-	-
Deferred tax asset	70,863	62,096	-	-
Additional minimum pension liability adjustment *	108,128	94,754	-	-
Net amount recognized	$91,444	$87,336	$(2,184)	$(1,127)

* Included in accumulated other comprehensive income (loss).

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

The following table presents the components of PNM net pension cost/(income) recognized in the Consolidated Statements of Earnings:

PNM Plan	Pension Benefits
	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Service cost	$1,907	$3,524	$5,189
Interest cost	30,267	29,891	28,089
Expected long-term rate of return on plan assets	(40,168)	(39,037)	(35,109)
Amortization of net loss	3,569	3,956	3,910
Amortization of prior service cost	317	317	317
Net pension cost/(income)	$(4,108)	$(1,349)	$2,396

The following significant weighted-average assumptions were used to determine the PNM projected benefit obligation and net pension cost/(income):

PNM Plan
	2005	2004	2003
Discount rate for determining projected benefit obligation
at December 31	5.75%	6.00%	6.50%
Discount rate for determining net pension cost/(income)	6.00%	6.50%	6.75%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%
Rate of compensation increase	N/A	N/A	N/A

The assumed discount rate for determining the projected benefit obligation of 5.75% at December 31, 2005 was determined based on a review of long-term high-grade bonds and management’s expectations. The discount rate was reduced at December 31, 2005 and 2004 by 0.25% and 0.50% respectively, resulting in an increase in the PNM pension benefit obligation of approximately $16.5 million and $31.0 million at December 31, 2005 and 2004. Should actual experience differ from actuarial assumptions, the projected benefit obligation and net pension cost/(income) would be affected.

The expected long-term rate of return on plan assets of 9.0% at December 31, 2005 reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the PNM projected benefit obligations. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. The target asset allocation is determined based on consultations with external investment advisors. The expected long-term rate of return assumption for the PNM pension plan compares to the actual return of 9.7% for the year ended December 31, 2005. If all other factors were to remain unchanged, it is expected that a 1% decrease in the expected long-term rate of return would cause PNM’s 2006 net pension income to decrease approximately $4.5 million (analogous change would result from a 1% increase).

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

The following table presents the components of TNMP net pension cost/(income) recognized in the Consolidated Statements of Earnings:

TNMP Plan	Pension Benefits
	Post-	Pre-	Pre-	Pre-
	Acquisition	Acquisition	Acquisition	Acquisition
	June 6-	January 1-	Year Ended	Year Ended
	December 31,	June 6,	December 31,	December 31,
	2005	2005	2004	2003
	(In thousands)

Service cost	$1,353	$848	$1,876	$1,784
Interest cost	2,499	1,875	4,590	4,897
Expected long-term rate of return on plan assets	(4,155)	(2,387)	(6,040)	(6,960)
Amortization of prior service cost	-	(49)	(116)	(116)
Net pension benefit cost/(income)	$(303)	$287	$310	$(395)

The following significant weighted-average assumptions were used to determine the TNMP projected benefit obligation and net pension cost/(income):

TNMP Plan
	Post-	Pre-	Pre-	Pre-
	Acquisition	Acquisition	Acquisition	Acquisition
	June 6-	January 1-	Year Ended	Year Ended
	December 31,	June 6,	December 31,	December 31,
	2005	2005	2004	2003
	(In thousands)

Discount rate for determining projected benefit
obligation at the end of the period	5.75%	5.25%	5.75%	6.00%
Discount rate for determining net pension
cost/(income)	5.25%	5.75%	6.00%	6.50%
Expected long-term rate of return on plan assets	9.00%	7.80%	7.80%	8.50%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%

The assumed discount rate for determining the projected benefit obligation of 5.75% at December 31, 2005 was determined based on a review of long-term high-grade bonds and management’s expectations. The discount rate was increased by 0.50% at December 31, 2005 over June 6, 2005, resulting in a decrease in the TNMP pension benefit obligation of approximately $3.3 million at December 31, 2005. The discount rate was reduced at December 31 2004 by 0.25%, resulting in an increase in the TNMP pension benefit obligation of approximately $1.7 million at December 31, 2004. Should actual experience differ from actuarial assumptions, the projected benefit obligation and net pension cost/(income) would be affected.

The expected long-term rate of return on plan assets of 9.0% at December 31, 2005 reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the TNMP projected benefit obligations. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. The target asset allocation is determined based on consultations with external investment advisors. The expected long-term rate of return assumption for the TNMP pension plan compares to the actual return of 8.4% for the year ended December 31, 2005. If all other factors were to remain unchanged, it is expected that a 1% decrease in the expected long-term rate of return would cause TNMP’s 2006 net pension income to decrease approximately $0.8 million (analogous change would result from a 1% increase).

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

At December 31, 2005 and 2004, the projected and accumulated benefit obligation for the PNM pension plan are the same, as the PNM pension plan was frozen in 1997, as discussed above. At December 31, 2005, the projected and accumulated benefit obligation for the TNMP pension plan are the same, as the TNMP pension plan was frozen in 2005. The following sets forth the pension plans’ projected and accumulated benefit obligation and the fair value of plan assets at the pension plans’ measurement date:

	PNM Plan		TNMP Plan
	December 31,		December 31,
	2005	2004	2005	2004
	(In thousands)

Projected benefit obligation	$549,925	$517,225	$79,324	$81,290
Accumulated benefit obligation	$549,925	$517,225	$79,324	$79,126
Fair value of plan assets	$460,085	$445,101	$81,837	$82,634

The following tables set forth the increase (decrease) in minimum liability, net of tax, included in other comprehensive income:

	PNM Plan
	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Included in other comprehensive income	$13,376	$21,539	$(13,972)

There were no amounts included in other comprehensive income for the TNMP plan for the years ended December 31, 2005, 2004 or 2003.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

The following table outlines the asset allocations for the pension plans:

	PNM Plan		TNMP Plan
	December 31,		December 31,
	2005	2004	2005	2004

Equity securities	60%	60%	66%	23%
Debt securities	23%	23%	24%	-
Real estate	6%	7%	-	-
Other	11%	10%	10%	77%
	100%	100%	100%	100%

The pension plans are currently targeting the following asset allocations for the year ended December 31, 2006:

	PNM	TNMP
	Plan	Plan

Domestic equity	47.5%	47.5%
Non-US equity	10.0%	10.0%
Fixed income	22.5%	22.5%
Real estate	5.0%	5.0%
Private equity	5.0%	5.0%
Absolute return	10.0%	10.0%
	100%	100%

The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	PNM	TNMP
	Plan	Plan
	(In thousands)

2006	$27,096	$7,724
2007	$27,939	$7,346
2008	$29,077	$7,500
2009	$30,507	$7,901
2010	$32,275	$7,415
Years 2011 - 2015	$188,000	$35,957

Other Postretirement Benefits

For postretirement benefit plans, the benefit obligation is the “accumulated postretirement benefit obligation,” the actuarial present value as of a date of all future benefits attributed under the terms of the postretirement benefit plan to employee service rendered to that date.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

The following table presents a reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation and shows the change in the obligation:

	PNM Plan
	Year Ended December 31,
	2005	2004
	(In thousands)

Benefit obligation at beginning of year	$112,592	$114,812
Service cost	2,764	2,286
Interest cost	6,765	6,941
Participant contributions	1,240	1,179
Amendments	8,641	(17,621)
Unrecognized actuarial loss	7,605	12,031
Benefits paid	(7,918)	(7,036)
Benefit obligation at end of year	$131,689	$112,592

	TNMP Plan
	Post-	Pre-	Pre-
	Acquisition	Acquisition	Acquisition
	June 6-	January 1-	Year Ended
	December 31,	June 6,	December 31,
	2005	2005	2004
	(In thousands)

Benefit obligation at beginning of period	$12,864	$12,209	$10,864
Service cost	290	195	411
Interest cost	376	282	679
Participant contributions	505	438	857
Amendments	517	-	-
Unrecognized actuarial loss	(817)	514	1,465
Benefits paid	(928)	(774)	(2,067)
Benefit obligation at end of period	$12,807	$12,864	$12,209

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

The following table sets forth the change in the value of plan assets for the years ended December 31, the plans’ funded status and the accrued postretirement benefit obligation liability recognized in the Consolidated Balance Sheets:

	PNM Plan
	Year Ended December 31,
	2005	2004
	(In thousands)

Fair value of plan assets at beginning of year	$56,689	$50,957
Actual return on plan assets	2,063	5,187
Employer contributions	6,410	6,402
Participant contributions	1,240	1,179
Benefits paid	(7,918)	(7,036)
Fair value of plan assets at end of year	58,484	56,689
Funded status	(73,205)	(55,902)
Unrecognized net actuarial loss	84,511	79,773
Unrecognized prior service cost	(27,993)	(42,924)
Accrued postretirement benefit obligation	$(16,687)	$(19,053)

	TNMP Plan
	Post-	Pre-	Pre-
	Acquisition	Acquisition	Acquisition
	June 6-	January 1-	Year Ended
	December 31,	June 6,	December 31,
	2005	2005	2004
	(In thousands)

Fair value of plan assets at beginning of period	$5,979	$5,956	$5,689
Actual return on plan assets	120	15	369
Employer contributions	786	344	1,099
Participant contributions	505	438	853
Benefits paid	(928)	(774)	(2,054)
Fair value of plan assets at end of period	$6,462	$5,979	$5,956
Funded status	(6,345)	(6,886)	(6,253)
Unrecognized net transition obligation	-	2,458	2,594
Unrecognized net actuarial loss	(697)	1,611	975
Unrecognized prior service cost	517	-	-
Accrued postretirement benefit obligation	$(6,525)	$(2,817)	$(2,684)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

The following table presents the components of PNM postretirement benefit cost recognized in the Consolidated Statements of Earnings:

PNM Plan	Other Postretirement Benefits
	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Service cost	$2,764	$2,286	$3,086
Interest cost	6,765	6,941	7,840
Expected long-term return on plan assets	(5,300)	(4,928)	(4,592)
Prior service cost amortization	(6,290)	(5,462)	(2,593)
Amortization of net loss	6,105	4,985	4,124
Adjustment to unrecognized transition obligation
and unrecognized prior service cost	-	(968)	-
Amortization of transition obligation	-	-	1,817
Postretirement benefit cost	$4,044	$2,854	$9,682

The following significant weighted-average assumptions were used to determine the PNM accumulated postretirement benefit obligation and postretirement benefit cost:

PNM Plan
	2005	2004	2003
Discount rate for determining accumulated postretirement
benefit obligation at December 31	5.75%	6.00%	6.50%
Discount rate for determining postretirement benefit cost	6.00%	6.50%	6.75%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%
Rate of compensation increase	N/A	N/A	N/A

The assumed discount rate for determining the accumulated postretirement benefit obligation of 5.75% was determined based on a review of long-term high-grade bonds and management’s expectations. The discount rate was reduced at December 31, 2005 and 2004 by 0.25% and 0.50% respectively, resulting in an increase in the PNM accumulated postretirement benefit obligation of approximately $4.0 million and $6.9 million at December 31, 2005 and 2004. Should actual experience differ from actuarial assumptions, the accumulated postretirement benefit obligation and postretirement benefit cost would be affected.

The expected long-term rate of return on plan assets of 9.0% at December 31, 2005 reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the PNM accumulated postretirement benefit obligations. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. The target asset allocation is determined based on consultations with external investment advisors. The expected long-term rate of return assumption for the PNM postretirement benefit plan compares to the actual return of 4.6% for the year ended December 31, 2005. If all other factors were to remain unchanged, it is expected that a 1% decrease in the expected long-term rate of return would cause PNM’s 2006 postretirement benefit cost to increase approximately $0.6 million (analogous change would result from a 1% increase).

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a prescription drug benefit under Medicare, named “Medicare Part D” as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In 2005, PNM’s other postretirement benefits plan was amended in response to Medicare Part D, effective January 1, 2006, to reimburse retirees for their Medicare Part D premium up to $35.00 per month. The fair market value of the postretirement benefit obligation was actuarially determined using a measurement date of August 1, 2005 and a

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

discount rate of 5.50%. The weighted average expected rate of return on plan assets was 9.0%. There is no change to the on-going measurement date of the PNM other postretirement benefit plan; it will remain December 31. The effect of this change was to increase expenses by $1.0 million for year ended December 31, 2005. In 2004, the PNM other postretirement benefits plan was also amended to reflect changes to prescription drug benefit coverage based on Medicare Part D. The effect of this change was to reduce expenses by $1.6 million for 2004.

The following table presents the components of TNMP postretirement benefit cost recognized in the Consolidated Statements of Earnings:

TNMP Plan
	Post-	Pre-	Pre-	Pre-
	Acquisition	Acquisition	Acquisition	Acquisition
	June 6-	January 1-	Year Ended	Year Ended
	December 31,	June 6,	December 31,	December 31,
	2005	2005	2004	2003
	(In thousands)

Service cost	$290	$195	$411	$388
Interest cost	376	282	679	686
Expected long-term rate of return on plan assets	(241)	(136)	(315)	(333)
Amortization of transition obligation	-	136	324	324
Recognized actuarial (gain) or loss	-	-	-	(17)
Postretirement benefit cost	$425	$477	$1,099	$1,048

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

The following significant weighted-average assumptions were used to determine the TNMP accumulated postretirement benefit obligation and postretirement benefit cost:

TNMP Plan
	Post-	Pre-	Pre-	Pre-
	Acquisition	Acquisition	Acquisition	Acquisition
	June 6-	January 1-	Year Ended	Year Ended
	December 31,	June 6,	December 31,	December 31,
	2005	2005	2004	2003
	(In thousands)

Discount rate for determining accumulated
postretirement benefit obligation at the end
the period	5.75%	5.25%	5.75%	6.00%
Discount rate for determining postretirement
benefit cost	5.25%	5.75%	6.00%	6.50%
Expected long-term rate of return on plan assets	6.90%	5.50%	5.50%	6.00%
Rate of compensation increase	N/A	N/A	N/A	N/A

The assumed discount rate for determining the accumulated postretirement benefit obligation of 5.75% was determined based on a review of long-term high-grade bonds and management’s expectations. The discount rate was increased by 0.50% at December 31, 2005 over June 6, 2005, resulting in a decrease in the TNMP pension benefit obligation of approximately $0.6 million at December 31, 2005. The discount rate was reduced at December 31 2004 by 0.25%, resulting in an increase in the TNMP pension benefit obligation of approximately $0.3 million at December 31, 2004. Should actual experience differ from actuarial assumptions, the projected benefit obligation and net pension cost/(income) would be affected.

The expected long-term rate of return on plan assets of 6.9% at December 31, 2005 reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the TNMP accumulated postretirement benefit obligations. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. The target asset allocation is determined based on consultations with external investment advisors. The expected long-term rate of return assumption for the TNMP postretirement benefit plan compares to the actual return of 1.08% for the year ended December 31, 2005. If all other factors were to remain unchanged, it is expected that a 1% decrease in the expected long-term rate of return would cause TNMP’s 2006 postretirement benefit cost to increase approximately $0.1 million (analogous change would result from a 1% increase).

In conjunction with the acquisition of TNP, the benefit obligations for the TNMP pension and other postretirement benefit plans were recorded at fair market value as of the date of acquisition in accordance with SFAS 141 and as a result, an additional pension and postretirement liability of $5.5 million was recorded. The fair market value of the obligations was actuarially determined using a measurement date of June 6, 2005 and a discount rate of 5.25%, based on the average yield of high quality investments. The weighted average expected rate of return on plan assets was 9.0% for the pension and executive retirement plans and 6.9% for the other postretirement plans. There is no change to the on-going measurement date of the TNMP Plans; it will remain December 31.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

The following table shows the assumed health care cost trend rates:

	PNM Plan		TNMP Plan
	December 31,		December 31,
	2005	2004	2005	2004

Health care cost trend rate assumed for next year	10.0%	10.0%	N/A	N/A
Rate to which the cost trend rate is assumed
to decline (the ultimate trend rate)	5.0%	6.0%	N/A	N/A
Year that the rate reaches the ultimate trend rate	2012	2012	N/A	N/A

The following tables show the impact of a one-percentage-point change in assumed health care cost trend rates:

	PNM Plan
	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
	(In thousands)

Effect on total of service and interest cost	$1,083	$(916)
Effect on postretirement benefit obligation	$11,688	$(10,049)

TNMP’s exposure to cost increases in the postretirement benefit plan is minimized by a provision that limits TNMP’s share of costs under the plan. Costs of the plan in excess of the limit are wholly borne by the participants. TNMP reached the cost limit at the end of 2001. As a result, a one-percentage-point change in assumed health care cost trend rates would have no effect on either the 2005 net periodic expense or the year-end 2005 postretirement benefit obligation.

The following table outlines the asset allocation for the other postretirement benefits:

	PNM Plan		TNMP Plan
	December 31,		December 31,
	2005	2004	2005	2004

Equity securities	50%	49%	23%	23%
Debt securities	50%	51%	77%	-
Other	-	-	-	77%
	100%	100%	100%	100%

The Company is currently targeting an asset allocation of 70% equity securities and 30% debt securities in 2006 for both the PNM and the TNMP other postretirement benefits plan.

PNM expects to make contributions totaling $6.2 million to the PNM postretirement benefit plan in 2006. TNMP expects to make contributions totaling $0.3 million to the TNMP postretirement benefit plan in 2006.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

The following other postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	PNM	TNMP
	Plan	Plan
	(In thousands)

2006	$5,529	$902
2007	$5,898	$866
2008	$6,440	$871
2009	$7,037	$878
2010	$7,671	$917
Years 2011 - 2015	$49,716	$5,053

Executive Retirement Programs

PNM

PNM has an executive retirement program. PNM’s projected benefit obligation for this program, as of the plan measurement date of December 31, 2005 and 2004, was $19.1 million and $20.5 million, respectively. As of December 31, 2005 and 2004, PNM has recognized an additional minimum liability of $4.0 million and $5.3 million, respectively, for the amount of unfunded accumulated benefits in excess of accrued pension costs. The change in the unfunded liability is recorded as an adjustment to accumulated other comprehensive loss on an annual basis in accordance with SFAS 87. The net periodic cost for 2005, 2004 and 2003 was $1.6 million, $1.6 million and $1.6 million, respectively. PNM has an irrevocable grantor trust established in connection with the executive retirement program. Under the terms of the trust, PNM may, but is not obligated to, provide funds to the trust, which was established with an independent trustee, to aid it in meeting its obligations under the program. Marketable securities with a fair market value of $6.2 million were in the trust at December 31, 2005. PNM did not make any contributions to the trust during the years ended December 31, 2005, 2004 or 2003.

TNMP

TNMP provides an excess benefit plan for certain key personnel and retired employees whose benefits in the qualified pension plan are restricted under federal laws. TNMP’s projected benefit obligation for this program, as of the plan measurement date of December 31, 2005 and December 31, 2004, was $1.4 million and $3.6 million, respectively. As of December 31, 2005, TNMP has recognized an additional minimum liability of $47,519 for the amount of unfunded accumulated benefits in excess of accrued pension costs. The net periodic cost for 2005, 2004 and 2003 was $0.2 million, $0.5 million and $1.2 million, respectively. Effective January 1, 2005, TNMP closed the excess benefit plan to new participants.

Other Retirement Plans

PNMR

PNMR sponsors a 401(k) defined contribution plan for eligible employees. PNMR contributions to the 401(k) plan consist of a discretionary contribution equal to 3% of eligible compensation, and a discretionary matching contribution equal to 75% of the first 6% of eligible compensation contributed by the employee on a before-tax basis. Beginning January 1, 2004, PNMR made a non-matching contribution ranging from 3% to 10% of eligible compensation based on the eligible employee’s age. PNMR contributed $15.5 million, $15.2 million and $9.0 million in the years ended December 31, 2005, 2004 and 2003, respectively.

PNMR also provides executive deferred compensation benefits through two unfunded, non-qualified plans. The purpose of these plans is to permit certain key employees of PNMR who participate in the 401(k) defined contribution plan to defer compensation and receive credits without reference to the certain limitations on contributions. PNMR contributed $941,475, $430,323 and $21,489 in the years ended December 31, 2005, 2004 and 2003, respectively.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

TNMP

TNMP sponsors a 401(k) defined contribution plan for eligible employees. TNMP contributions to the 401(k) plan consist of a discretionary matching contribution equal to 50% of the first 6% of eligible compensation contributed by the employee on a before-tax basis. TNMP contributed $1.0 million, $0.4 million and $0.4 million in the years ended December 31, 2005, 2004 and 2003, respectively.

(13)    Stock-Based Compensation Plans

PNMR is the sponsor of the Company’s stock-based compensation plans. PNM and TNMP do not sponsor any stock-based compensation plans.

The PNMR ESPP became effective in March 2003. Eligible employees who have enrolled in the ESPP may contribute from 1% to 10% of their eligible pay each pay period towards stock purchases. The ESPP has been authorized to issue up to 375,000 new shares of PNMR’s common stock. Under the ESPP, 85,354, 76,099 and 29,555 shares were issued during the year ended December 31, 2005, 2004 and 2003, respectively.

PNMR’s PSP expired in December 2000. The PSP was a non-qualified stock option plan, covering a group of management employees. Options to purchase shares of PNMR’s common stock were granted at the fair market value of the shares at the close of business on the date of the grant. Options granted through December 31, 1995 vested on June 30, 1996 and have an exercise term of up to 10 years. All subsequent awards, granted between December 31, 1995 and February 2000, vest three years from the grant date of the awards. All options vest upon death, disability, retirement, impaction or involuntary termination other than for cause. Awards granted in December 2000 vest ratably over three years on the anniversary of the grant date. The maximum number of options authorized that could be granted through December 31, 2000 was 5.0 million shares of PNMR common stock. Although the authority to grant options under the PSP expired on December 31, 2000, the options that were granted continue to be effective according to their terms.

The PEP became effective in December 2001 and was amended in 2004 and in 2005. The PEP provides for the granting of non-qualified stock options, restricted stock rights, performance shares, performance units and stock appreciation rights to officers, key employees and non-employee board members. These options vest ratably over three years from the grant date of the award.  The total number of shares of PNMR common stock subject to all awards under the PEP may not exceed 8.25 million, subject to adjustment under certain circumstances defined in the PEP. The number of shares of PNMR common stock subject to the grant of restricted stock rights, performance shares and units and stock appreciation rights is limited to 0.45 million shares. Re-pricing of stock options is prohibited unless specific shareholder approval is obtained. The number of stock options granted in 2005 under the PEP was 689,000 with a weighted average exercise price of $27.52. Restricted stock rights granted in 2005 totaled 84,400, with a weighted average fair value (as of grant date) of $26.46. In addition, 33,568 performance shares were issued in 2005 under the PEP. During the year ended December 31, 2005, 2004 and 2003, 689,375, 859,256 and 70,734 options were exercised, respectively.

The annual retainer for non-employee directors is payable in cash, stock options and restricted stock rights granted under the PEP (see above). Previously, the annual retainer for non-employee directors was payable in cash and stock options under PNMR’s DRP. The number of options granted in 2005 under the DRP was 8,400 shares with an exercise price of $27.52. These options vest ratably over three years from the grant date of the award. Under the DRP, 21,000, 49,250 and 3,000 options were exercised in 2005, 2004 and 2003. The exercise price of stock options granted under the DRP is determined by the fair market value of the stock at the close of business on the grant date. Although the authority to grant options under the DRP expired on July 1, 2005 the options that were granted continue to be effective according to their terms.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

All stock incentives (options, restricted stock and performance shares) issued to employees and non-employee directors are awarded according to the applicable plan terms. The source of shares for exercised stock options, delivery of vested restricted stock and performance shares are shares acquired on the open-market, rather than newly issued shares.

A summary of the status of PNMR’s stock option plans at December 31, and changes during the years then ended, is presented below.

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Fixed Options	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	3,562,581	$15.94	4,936,716	$14.47	5,274,560	$13.95

Granted	697,400	$27.52	905,700	$20.66	1,292,850	$13.22

Exercised	1,203,830	$14.81	2,248,632	$14.61	1,587,352	$11.72

Forfeited	39,602	$23.02	29,954	$17.05	40,003	$14.01

Expired	-	-	1,249	$13.03	3,339	$16.31

Outstanding at end of year	3,016,549		3,562,581		4,936,716

Options exercisable at year-end	1,522,176		1,695,279		2,931,217

Options available for future grant	4,161,505		451,255		1,385,327

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

The following table summarizes information about PNMR stock options outstanding at December 31, 2005:

			Options Outstanding			Options Exercisable
				Weighted-
				Average	Weighted		Weighted
Range of			Number	Remaining	Average	Number	Average
Exercise			Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices			at 12/31/05	Life	Prices	at 12/31/05	Prices
DRP	$3.667 - $8.500	(a)	13,500	2.60	$5.63	13,500	$5.63

DRP	$13.433 - $27.520	(b)	166,150	7.55	$18.07	157,750	$17.56

PSP	$7.667 - $16.208		542,019	4.29	$15.00	514,526	$14.99

PEP	$13.033 - $27.520		2,294,880	7.93	$20.06	836,400	$16.55

			3,016,549	7.26	$18.97	1,522,176	$16.03

(a) Represents options pertaining to the DRP issued between April 1966 and June 2000.

(b) Represents options pertaining to the DRP issued between July 2001 and May 2005.

The following table summarizes weighted-average fair value of options granted during the year:

	2005	2004	2003

PEP	$5.11	$3.68	$3.27
DRP	$5.11	$3.64	$3.43
Total fair market value of all options granted (in thousands)	$3,564	$3,329	$1,414

The fair value of each option grant is determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003

Dividend yield	2.55%	3.26%	5.88%
Expected volatility	24.29%	22.90%	45.49%
Risk-free interest rates	3.79%	3.21%	4.00%
Expected life	4.2 years	5.7 years	10.0 years

(14)    Construction Program and Jointly-Owned Plants

PNMR

PNMR’s construction expenditures for 2005, which include TNP expenditures from June 6, 2005 through December 31, 2005, were approximately $221.8 million, including expenditures on jointly-owned projects. PNMR’s proportionate share of operating and maintenance expenses for PNM’s jointly-owned plants is included in operating expenses in its Consolidated Statements of Earnings. TNMP does not participate in the ownership or operation of any generating plants, nor does TNMP own or operate any generating plants.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

PNM

PNM’s construction expenditures for 2005 were approximately $167.7 million, including expenditures on jointly-owned projects. PNM’s proportionate share of operating and maintenance expenses for its jointly-owned plants is included in operating expenses in its Consolidated Statements of Earnings.

At December 31, 2005, PNM’s interests and investments in jointly-owned generating facilities are:

Station (Fuel Type)	Plant in Service	Accumulated Depreciation	Construction Work in Progress	Composite Interest
	(In thousands)

SJGS (Coal)	$697,637	$405,230	$7,248	46.30%
PVNGS (Nuclear) *	$275,881	$76,438	$19,496	10.20%
Four Corners Units 4 and 5 (Coal)	$128,602	$97,282	$279	13.00%

*	Includes interest in PVNGS Unit 3, interest in common facilities for all PVNGS units and owned interests in PVNGS Units 1 and 2.

San Juan Generating Station

PNM operates and jointly owns SJGS. At December 31, 2005, SJGS Units 1 and 2 are owned on a 50% shared basis with Tucson Electric Power. SJGS Unit 3 is owned 50% by PNM, 41.8% by SCPPA, and 8.2% by Tri-State. SJGS Unit 4 is owned 38.457% by PNM, 28.8% by M-S-R Public Power Agency, 10.04% by the City of Anaheim, California, 8.475% by Farmington, 7.2% by the County of Los Alamos, and 7.028% by UAMPS.

Palo Verde Nuclear Generating Station

PNM is a participant in the three units of PVNGS, also known as the Arizona Nuclear Power Project, with APS (the operating agent), Salt River Project, EPE, SCE, SCPPA and The Department of Water and Power of the City of Los Angeles. PNM has a 10.2% undivided interest in PVNGS, with portions of its interests in Units 1 and 2 held under leases.

Four Corners Power Plant

PNM is a participant in two units of Four Corners with APS (the operating agent), EPE, Salt River Project, SCE, and Tucson. PNM has a 13% undivided interest in Units 4 and 5 of Four Corners.

Luna Energy Facility

In November 2004, PNMR Development, a subsidiary of PNMR, purchased a one-third interest in Luna from Duke Energy North America, LLC. Luna is a 570 MW, partially constructed, natural gas-fired power plant near Deming in southern New Mexico. The purchase price for Luna was $40.0 million in cash, one-third from each purchaser, Tucson and Phelps Dodge. The purchasers are investing approximately $100.0 million, one-third from each purchaser, to complete construction. In November 2005, the Company transferred the one-third interest from PNMR Development to PNM. PNM will oversee construction and operation of the Luna plant, which is expected to be operational no later than the second quarter of 2006.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

(15)     Asset Retirement Obligations

SFAS 143

The effects of adoption of SFAS 143 standard are based on the Company’s determination of underlying assumptions, such as the Company’s discount rate, estimates of the future costs for decommissioning and the timing of the removal activities to be performed. Any changes in these assumptions underlying the required calculations may require revisions to the estimated ARO when identified.

PNMR

A reconciliation of PNMR’s asset retirement obligations is as follows:

	December 31,	December 31,
	2005	2004
	(In thousands)

Liability at beginning of period	$50,361	$46,416
Liabilities incurred	1,251	-
Accretion expense	4,034	3,945
Liability at end of period	$55,646	$50,361

PNM

A reconciliation of PNM’s asset retirement obligations is as follows:

	December 31,	December 31,
	2005	2004
	(In thousands)

Liability at beginning of period	$50,361	$46,416
Liabilities incurred	545	-
Accretion expense	4,034	3,945
Liability at end of period	$54,940	$50,361

PNM identified the ARO liability on the decommissioning of its nuclear generation facilities and fossil fuel generation plants. PNM’s transmission and distribution facilities are also subject to SFAS 143. The majority of these assets, however, have an indeterminable useful life and settlement date. In 2005, PNM did not identify any material AROs associated with the transmission and distribution assets.

Previously, PNM had recognized decommissioning costs for its fossil fuel and nuclear generation facilities ratably over approved cost recovery periods. Upon implementation of SFAS 143 the net difference between the amounts determined to represent legal AROs under SFAS 143 and PNM’s previous method of accounting for decommissioning costs, has been recognized as a cumulative effect of a change in accounting principle, net of related income taxes. Additionally, certain amounts accrued for nuclear decommissioning costs over PNM’s legal AROs for its nuclear generation facilities have been reclassified as regulatory liabilities.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

TNMP

A reconciliation of TNMP’s asset retirement obligations is as follows:

	December 31,	December 31,
	2005	2004
	(In thousands)

Liability at beginning of period	$-	$-
Liabilities incurred	639	-
Liability at end of period	$639	$-

FIN 47

In 2005, PNMR, PNM and TNMP adopted FIN 47 and recognized a cumulative effect of a change in accounting principle that decreased 2005 earnings. The amount is net of amounts expensed in prior years for the cost of removal included in depreciation.

The amounts in the table below reflect the pro forma ARO liability that would have been recorded at January 1 and December 31, 2004, assuming FIN 47 had been applied during all periods presented and the ARO liability recorded at December 31, 2005:

	PNMR	PNM	TNMP
	(In thousands)

January 1, 2004 pro forma ARO liability	$47,728	$47,671	$ 543
December 31, 2004 pro forma ARO liability	$51,785	$51,723	$ 589
December 31, 2005 recorded ARO liability	$55,646	$54,940	$ 639

The effects of adoption of FIN 47 are based on the Company’s interpretation of FIN 47 and determination of underlying assumptions, such as the Company’s discount rate, estimates of the future costs and the timing of the removal activities to be performed. Any changes in these assumptions underlying the required calculations may require revisions to the estimated ARO when identified.

PNMR and TNMP identified ARO liabilities on the removal of asbestos from certain buildings owned in New Mexico. PNM identified an ARO liability on the closure requirement of an evaporation pond at one of its generation facilities. In addition, PNM and TNMP identified ARO liabilities on the removal of transformers and equipment containing polychlorinated biphenyls.

Cumulative accretion and accumulated depreciation were recorded for the time period from the date the liability would have been recognized had the provisions of this Interpretation been in effect when the liability was incurred to the date of adoption of this Interpretation. The cumulative effect of initially applying FIN 47 was recognized as a change in accounting principle. FIN 47 is effective for 2005.

(16)    Commitments and Contingencies

There are various claims and lawsuits pending against the Company. The Company is also subject to federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites. In addition, the Company periodically enters into financial commitments in connection with its business operations. It is not possible at this time for the Company to determine fully the effect of all litigation and other legal proceedings on its results of operations or financial position. However, the Company has recorded a liability where the litigation effects can be reasonably estimated and where an outcome is considered probable. The Company does not expect that any known lawsuits, environmental costs and commitments will have a material adverse effect on its financial condition or results of operations, although the outcome of litigation, investigations and other legal proceedings is inherently uncertain.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

The Company is involved in various legal proceedings in the normal course of its business. The associated legal costs for these legal matters are accrued when incurred. It is also the Company’s policy to accrue for expected legal costs in connection with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”) when it is probable that a SFAS 5 liability has been incurred and the amount of expected legal costs to be incurred is reasonably estimable. These estimates include costs for external counsel and other professional fees.

PNMR

Tax Refund Litigation

In November 2004, the United States Department of Justice filed a complaint against PNMR in federal court, alleging that approximately $4.2 million of income tax refunds claimed and received for the 1998 and 1999 tax years were erroneously paid. The complaint sought return of that refund amount, plus interest, a 10% surcharge and costs. PNMR filed an answer in response to the complaint denying all the material allegations. The government’s complaint alleged that PNMR did not correctly elect to deduct research and experimental expenses, and that certain costs did not qualify as research and experimental. In July 2005, PNMR settled with the DOJ and a joint stipulation of dismissal with prejudice was filed with the court.

Net Operating Loss Carry Forwards

The IRS has challenged certain net operating loss carry-forwards on PNMR’s 2001 tax return. The IRS has issued a “Notice of Proposed Adjustments,” in which the IRS proposes to disallow the net operating loss carry-forward. PNMR disagrees with the proposed adjustment and intends to take all steps available in the IRS audit and appeals process to vigorously oppose the proposed adjustment. PNMR does not anticipate that the ultimate resolution of the issue will have a material adverse effect on its results of operations or financial position.

PNM

Coal Supply

The coal requirements for SJGS are being supplied by SJCC, a wholly owned subsidiary of BHP Billiton. SJCC holds certain federal, state and private coal leases under an underground coal sales agreement, for purposes of this discussion referred to as the “coal agreement,” pursuant to which it will supply processed coal for operation of the SJGS through 2017. The coal agreement is a cost plus contract. SJCC is reimbursed for all costs for mining and delivering the coal plus an allocated portion of administrative costs. In addition, SJCC receives a return on its investment. BHP Minerals International, Inc. has guaranteed the obligations of SJCC under the coal agreement. This guarantee is with respect to SJCC’s obligations as defined in the coal agreement and protects against contingencies such as SJCC non-performance, insolvency, bankruptcy, reorganization, dissolution, and other corporate or organizational adversities. The coal agreement contemplates the delivery of approximately 80 million tons of coal during its remaining term. That amount would supply substantially all the requirements of the SJGS through approximately 2017. In 2001, PNM and Tucson signed the coal agreement with SJCC to replace two surface mining operations with a single underground mine located adjacent to the plant.

Four Corners is supplied with coal under a fuel agreement between the owners and BNCC, under which BNCC agreed to supply all the coal requirements for the life of the plant. The current fuel agreement expires in July 2016. BNCC holds a long-term coal mining lease, with options for renewal, from the Navajo Nation and operates a surface mine adjacent to Four Corners with the coal supply expected to be sufficient to supply the units for their estimated useful lives.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

In connection with both the SJGS coal agreement and the Four Corners fuel agreement, the owners are required to reimburse SJCC and BNCC for the cost of coal mine decommissioning or reclamation. Final mine reclamation occurs when mining production activities conclude. PNM considers these costs part of the cost of delivered coal costs over the life of the respective mine. This liability is recorded at estimated fair value based on the expected cash out-flows to be made to reimburse SJCC and BNCC for their reclamation activities. These cash flows are discounted at a credit adjusted risk-free rate. The liability is accreted and an appropriate incremental cost is recognized using the interest method.

In 2003, PNM completed a comprehensive review with the help of an outside consulting firm of the final reclamation costs for both the surface mines that previously provided coal to SJGS and the current underground mine providing coal. Based on this study, PNM revised its estimates of the final reclamation of the surface mine. In addition, the mining contract with BNCC supplying Four Corners was renewed until 2016. The final cost of reclamation is expected to be $137.4 million in accreted dollars. During the year ended December 31, 2005, 2004 and 2003, PNM made payments of $11.7 million, $12.9 million and $13.5 million, respectively, against this liability. As of December 31, 2005, and 2004, $48.3 million and $47.6 million, respectively, was recognized on PNM’s Consolidated Balance Sheet for the obligation for reclamation using the fair value method to determine the liability.

Per the Global Electric Agreement (see Note 17), PNM was allowed to collect up to $100.0 million of surface mine final reclamation costs from 2003 to 2020. PNM expects to recover the remaining amount in a future rate case. In addition, PNM expects to recover the portion of final underground mine reclamation costs related to New Mexico ratepayers in future rate cases.

The underground mine began commercial operation in January 2003. At December 31, 2005 and 2004, the balance on PNM’s Consolidated Balance Sheets for the reclamation liability related to mining activities was $0.7 million and $1.2 million, respectively.

Person Station

PNM, in compliance with a Corrective Action Directive issued by the NMED, determined that groundwater contamination existed in the deep and shallow groundwater at PNM’s Person Station site. PNM is required to delineate the extent of the contamination and remediate the contaminants in the groundwater at the Person Station site. The extent of shallow and deep groundwater contamination was assessed and the results were reported to the NMED. PNM has received the renewal of the RCRA post-closure care permit for the facility. Remedial actions for the shallow and deep groundwater were incorporated into the new permit. PNM has installed and is operating a pump and treatment system for the shallow groundwater. The renewed RCRA post-closure care permit allows remediation of the deep groundwater contamination through natural attenuation. PNM’s current estimate to decommission its retired fossil-fueled plants (discussed below) includes approximately $1.6 million in additional expenses to complete the groundwater remediation program at Person Station. The remediation program continues on schedule.

Retired Fossil-Fueled Plant Decommissioning Costs

PNM’s retired fossil-fueled generating stations, Person and Santa Fe Stations, have incurred dismantling and reclamation costs as they are decommissioned. As of December 31, 2005, and 2004, $2.5 million and $4.2 million, respectively, was recognized on PNM’s Consolidated Balance Sheet for the obligation for decommissioning costs for the Person and Santa Fe Stations.

Natural Gas Supply

PNM Gas contracts for the purchase of gas primarily to serve its retail customers. The majority of these contracts are short-term in nature, supplying the gas needs for the current heating season and the following off-season months. The price of gas is a pass-through, whereby PNM recovers 100% of its cost of gas. There is also occasion for PNM Gas to purchase gas to source off-system sales.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

PNM Electric, PNM Wholesale and TNMP Electric procure gas supplies independent of the Company and contract with PNM Gas for transportation services.

PVNGS Decommissioning Funding

PNM has a program for funding its share of decommissioning costs for PVNGS. The nuclear decommissioning funding program is invested in equities and fixed income instruments in qualified and non-qualified trusts. The results of the 2004 decommissioning cost study indicated that PNM’s share of the PVNGS decommissioning costs, excluding spent fuel disposal, would be approximately $216.7 million (measured in 2004 dollars).

PNM provided an additional $3.6 million, $5.1 million and $3.1 million funding for the years ended December 31, 2005, 2004 and 2003, respectively, into the qualified and non-qualified trust funds. The estimated market value of the trusts at December 31, 2005 and 2004 was $105.7 million and $93.7 million, respectively.

Nuclear Spent Fuel and Waste Disposal

Pursuant to the Nuclear Waste Policy Act, the DOE is obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Under the Nuclear Waste Policy Act, the DOE was to develop facilities necessary for the storage and disposal of spent nuclear fuel and to have the first facility in operation by 1998. The DOE has various estimates of when such a repository could be opened, ranging from 2012 to past 2015.

APS, the operator of PVNGS, has fuel storage pools at PVNGS, which accommodates fuel from normal operation of PVNGS. To continue to allow full core offload capability, older fuel is being placed in dry storage casks and removed from the Units. Through December 31, 2005, the operator of PVNGS has loaded 34 dry storage casks and placed the casks in the completed dry storage facility. PNM currently estimates that it will incur approximately $51.4 million (in 2004 dollars) over the life of PVNGS for its share of the fuel costs related to the on-site interim storage of spent nuclear fuel during the operating life of the plant. PNM accrues these costs as a component of fuel expense, meaning that the charges are accrued as the fuel is burned. During the years ended December 31, 2005, 2004 and 2003, PNM incurred expense of $1.0 million, $1.0 million and $1.0 million, respectively. At December 31, 2005 and 2004, PNM had $14.1 million and $14.3 million, respectively, recorded as a liability on its Consolidated Balance Sheets for interim storage costs. The dry storage facility has the space to hold all fuel anticipated to be used during the licensed life of PVNGS.

PVNGS Liability and Insurance Matters

The PVNGS participants have financial protection for public liability resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $300.0 million and the balance by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the programs exceed the primary liability insurance limit, PNM could be assessed retrospective adjustments. The maximum assessment per reactor under the program for each nuclear incident is approximately $101.0 million. The retrospective assessment was subject to an annual limit of $10.0 million per reactor per incident that was increased to $15.0 million as described below under "Price-Anderson Act Renewal." Based upon PNM’s 10.2% interest in the three PVNGS units, PNM’s maximum potential assessment per incident for all three units is approximately $31.0 million, with an annual payment limitation of approximately $4.5 million based on the annual limit per reactor per incident of $15.0 million as discussed above. If the funds provided by this retrospective assessment program prove to be insufficient, Congress could impose revenue-raising measures on the nuclear industry to pay claims.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

PVNGS Operations

During 2005, PVNGS had the lowest capacity factor (measured against maximum dependable capacity) that the plant has had since 1994. This reflects bottom quartile performance relative to the 103 operating reactors in the United States. There were nine unscheduled outages during 2005 that had a variety of causes. In 2004, the NRC determined that there had been a safety concern at PVNGS related to the safety injection systems for the three PVNGS units. This led to a "yellow" finding and a $50,000 civil penalty under the NRC’s reactor oversight process. A "yellow" finding places a unit in the "degraded safety cornerstone" column of the NRC’s performance matrix, which results in an enhanced NRC inspection regimen. During 2005, the NRC completed its enhanced inspection. The "yellow" finding remains unresolved.

PVNGS has encountered tube cracking in the steam generators. The PVNGS Units 2 steam generators were replaced in 2003 and the replacement of PVNGS Unit 1 steam generators was completed in December 2005. Completion of installation of the PVNGS Unit 3 steam generators is expected by December 2007.

APS has been operating PVNGS Unit 1 at reduced power levels since December 25, 2005 due to a vibration in the PVNGS Unit 1 shutdown cooling lines. As a result, PNM is receiving approximately 24 MW of power from PVNGS Unit 1 based on its 10.2% undivided interest in PVNGS.

Implementation of a potential solution preliminarily scheduled by APS for February 2006 was canceled after comprehensive analysis concluded that the desired improvement likely would not have been achieved. APS had informed PNM that it was in the process of formulating other potential remedies to address the issue and that it was scheduling another attempt to remedy this issue sometime in April 2006. APS has more recently informed PNM that the preferred solution will require Unit 1 to undergo an outage of approximately five weeks in order to effect the necessary modifications to Unit 1 and that it plans to begin this outage in the June 2006 timeframe. In addition, an outage of approximately one week for preparatory work will begin in mid-March 2006. This preferred solution was initially planned for installation in the spring of 2007.

The operation of PVNGS not only affects PNM’s ability to make off-system sales, but can also cause PNM to purchase power to serve its retail electric customers. Based on current forward market energy prices, PNM estimates that operation of PVNGS Unit 1 at the reduced power level could result in a reduction in consolidated gross margin, or operating revenues minus cost of energy sold, of $3.0 million to $4.0 million per month before income taxes. However, PNM is taking steps to mitigate the impact on consolidated gross margin while PVNGS Unit 1 operates at the reduced power level.

Price-Anderson Act Renewal

The Energy Policy Act of 2005 (see Note 17) extends the Price-Anderson Act for 20 years.  The Price-Anderson Act provides for immediate, no-fault insurance coverage for the public in case of a nuclear reactor accident. It requires nuclear plant operators to purchase all the private insurance available to them (currently $300.0 million) to serve as a primary level of coverage. If this amount is insufficient to cover claims arising from an accident, companies are required to contribute to a fund that provides a secondary level of coverage. The Energy Policy Act of 2005 raises the maximum required assessment at the secondary level from $63.0 million to $95.8 million per reactor, which is already reflected in the $101.0 million maximum assessment discussed under “PVNGS Liability and Insurance Matters” above, which includes a provision for legal costs, and raises the annual secondary level payout from $10.0 million to $15.0 million per reactor, adjusting the payout for inflation in the future.

Water Supply

Because of New Mexico’s arid climate and current drought conditions, there is a growing concern in New Mexico about the use of water for power plants. The availability of sufficient water supplies to meet all the needs of the state, including growth, is a major issue. PNM has secured water rights in connection with the existing plant at Afton, Luna and Lordsburg plants. PNM is in the process of securing a water supply for the expansion of the Afton plant. Water availability does not appear to be an issue for these plants at this time.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

The Four Corners region of New Mexico, in which SJGS and Four Corners are located, experienced drought conditions during 2002 through 2004 that could have affected the water supply for PNM’s generation plants. In future years, if adequate precipitation is not received in the watershed that supplies the Four Corners region, the plants could be impacted. Consequently, PNM, APS and BHP Billiton have undertaken activities to secure additional water supplies for SJGS, Four Corners and related mines. The USBR approved two supplemental contracts, one with the Jicarilla Apache Nation, PNM, and BHP Billiton for the SJGS and a second contract with the Jicarilla Apache Nation, APS and BHP Billiton for Four Corners, for a one-year term ending December 31, 2005. PNM has reached an agreement for a voluntary shortage sharing agreement with tribes and other water users in the San Juan Basin for a one-year term ending December 31, 2006. Similar agreements were entered into in 2003, 2004 and 2005. PNM is also in negotiations for a longer-term supplemental contract with the Jicarilla Apache Nation. Although the Company does not believe that its operations will be materially affected by the drought conditions at this time, it cannot forecast the weather situation or its ramifications, or how regulations and legislation may impact the Company’s situation in the future, should the shortages occur in the future.

PVNGS Water Supply Litigation

PNM understands that a summons served on APS in 1986 required all water claimants in the Lower Gila River Watershed of Arizona to assert any claims to water on or before January 20, 1987, in an action pending in the Maricopa County Superior Court. PVNGS is located within the geographic area subject to the summons and the rights of the PVNGS participants, including PNM, to the use of groundwater and effluent at PVNGS are potentially at issue in this action. APS, as the PVNGS project manager, filed claims that dispute the court’s jurisdiction over the PVNGS participants’ groundwater rights and their contractual rights to effluent relating to PVNGS and, alternatively, seek confirmation of those rights. In November 1999, the Arizona Supreme Court issued a decision confirming that certain groundwater rights may be available to the federal government and Indian tribes. In addition, the Arizona Supreme Court issued a decision in September 2000 affirming the lower court’s criteria for resolving groundwater claims. Litigation on both these issues has continue in the trial court. In December 2005, APS and other parties filed with the Arizona Supreme Court a petition requesting interlocutory review of a September 2005 trial court order regarding procedures for determining whether groundwater pumping is affecting surface water rights. The Court has not yet ruled on the petition. No trial date concerning the PVNGS participants’ water rights claims has been set in this matter. Although this matter remains subject to further evaluation, PNMdoes not expect that the described litigation will not have a material adverse impact on its results of operation or financial position.

San Juan River Adjudication

In 1975, the State of New Mexico filed an action entitled “State of New Mexico v. United States, et al.”, in the District Court of San Juan County, New Mexico, to adjudicate all water rights in the San Juan River Stream System. The Company was made a defendant in the litigation in 1976. The action is expected to adjudicate water rights used at Four Corners and at SJGS (see "Water Supply" above). Recently, the Navajo Nation and various parties announced a settlement of the Nation’s reserved surface water rights. Congressional legislation as well as other approvals will be required to implement the settlement. The Company cannot at this time anticipate the effect, if any, of any water rights adjudication on the present arrangements for water at SJGS and Four Corners. It is PNM’s understanding that final resolution of the case cannot be expected for several years. PNM is unable to predict the ultimate outcome of this matter.

Conflicts at San Juan Mine Involving Oil and Gas Leaseholders

The SJCC, through leases with the federal government and the State of New Mexico, owns coal interests with respect to the San Juan underground mine. Certain gas producers have leases in the area of the underground coal mine and have asserted claims against SJCC that its coal mining activities are interfering with gas production. The Company understands that SJCC has reached a settlement in principle with Western Gas for certain wells in the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

mine area. The Western Gas settlement however, does not resolve all of Western Gas’ potential claims in the larger San Juan underground mine area. SJCC has also reached a settlement with another gas leaseholder, Burlington Resources for certain wells in the mine area. PNM cannot predict the outcome of any future disputes between SJCC and Western Gas or other gas leaseholders.

Navajo Nation Environmental Issues

Four Corners is located on the Navajo Reservation and is held under an easement granted by the federal government as well as a lease from the Navajo Nation. APS is the Four Corners operating agent and PNM owns a 13% ownership interest in Units 4 and 5 of Four Corners.

The Navajo Acts, enacted in 1995, purport to give the Navajo Nation EPA authority to promulgate regulations covering air quality, drinking water, and pesticide activities, including those activities that occur at Four Corners. In 1995, the Four Corners participants filed a lawsuit in the District Court of the Navajo Nation, Window Rock District, challenging the applicability of the Navajo Acts as to Four Corners. The District Court has stayed these proceedings pursuant to a request by the parties. In May 2005, APS and the Navajo Nation signed a Voluntary Compliance Agreement which would resolve the dispute regarding the air pollution, and control acts portion of the lawsuit for the term of the Voluntary Compliance Agreement. Provided that the EPA acts consistent with the Voluntary Compliance Agreement, including delegating Clean Air Act authority to the Navajo Nation, APS will dismiss the pending claims related to the Clean Air Act.

In 1998, the EPA issued regulations identifying those Clean Air Act provisions for which it is appropriate to treat Native American tribes in the same manner as states. The EPA has announced that it has not yet determined whether the Clean Air Act would supersede pre-existing binding agreements between the Navajo Nation and the Four Corners participants that could limit the Navajo Nation’s environmental regulatory authority over Four Corners. The Company believes that the Clean Air Act does not supersede these pre-existing agreements. The Company cannot currently predict the outcome of this matter.

In 2000, the Navajo Tribal Council approved operating permit regulations under the Navajo Nation Air Pollution Prevention and Control Act. The Four Corners participants believe that the regulations fail to recognize that the Navajo Nation did not intend to assert jurisdiction over Four Corners. Each of the Four Corners participants filed a petition with the Navajo Supreme Court for review of the operating permit regulations. Those proceedings have been stayed, pending the settlement negotiations mentioned above. The Company cannot currently predict the outcome of this matter.

New Source Review Rules

In 1999, the DOJ, at the request of the EPA, filed complaints against seven companies, alleging that the companies over the past 25 years had made modifications to their plants in violation of the NSR requirements and in some cases the NSPS regulations, which could result in the requirement to make costly environmental additions to older power plants. Whether or not the EPA will ultimately prevail is uncertain at this time. There have been a number of decisions regarding the pending enforcement cases against the seven companies, and some cases have been settled. The two most recent decisions, the Alabama Power Company decision and the Fourth Circuit Court of Appeals decision in the Duke Energy case, accepted the legal theories advanced by the companies. In October 2005, the EPA proposed changes to its NSR permitting program for electric generating units. This proposal would establish a new emissions test for NSR based on the current NSPS hourly emission increase test. At the same time the EPA announced the proposed changes, it also issued a memorandum to the EPA regions reporting that the agency’s strategy to reduce emissions from coal-fired power sector is working primarily through the Clean Air Interstate Rule and the regional haze rule, and that it is time to refocus the EPA’s enforcement efforts on other areas. The EPA has filed no complaint against PNM, and PNM believes that all of the RMRR work undertaken at its power plants was and continues to be in accordance with the requirements of NSR and NSPS.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

In 2003, the EPA issued its rule regarding RMRR, clarifying what constitutes RMRR of damaged or worn equipment, subject to safeguards to assure consistency with the Clean Air Act. It provides that replacements of equipment are routine only if the new equipment is (i) identical or functionally equivalent to the equipment being replaced; (ii) does not cost more than 20% of the replacement value of the unit of which the equipment is a part; (iii) does not change the basic design parameters of the unit; and (iv) does not cause the unit to exceed any of its permitted emissions limits. Legal challenges to the RMRR rule have been filed by several states; other states have intervened in support of the rule. How such challenges will ultimately be resolved cannot be predicted but an appellate court order has stayed the effect of the RMRR rule pending the outcome of the litigation. The Company is unable to determine the impact of this matter on its results of operations and financial position.

The Clean Air Act

In 2004, the EPA proposed revisions to its 1999 regional haze regulations and proposed guidelines for best available retrofit technology. The purpose of the regional haze regulations is to address regional haze visibility impairment in the United States’ national parks, wilderness areas and other similar areas. The rule calls for all states to establish goals and emission reduction strategies for improving visibility in all these areas. In early 2005, the United States Court of Appeals for the District of Columbia Circuit found that the EPA’s Western Regional Air Partnership Annex regulation, an optional alternative approach for western states, was illegal. In June 2005, the EPA issued the Clean Air Visibility Rule. The EPA also issued a proposed rule in the summer of 2005 to address the Western Regional Air Partnership Annex rule that had been successfully challenged in the United States Court of Appeals for the District of Columbia Circuit. The proposed rule addresses alternative strategies to accomplish the requirements of the regional haze rule.

The Company cannot predict at this time what the impact of the implementation of the regional haze rule will be on the Company’s coal-fired power plant operations. Potentially, additional sulfur dioxide emission reductions and nitrogen oxide emission reductions could be required. The nature and cost of compliance with these potential requirements cannot be determined at this time. However, the Company does not anticipate any material adverse impact on its results of operations or financial position.

Citizen Suit Under the Clean Air Act

The GCT filed a citizen suit in federal district court in New Mexico against PNM (but not against the other SJGS co-owners) in 2002. The suit alleged two violations of the Clean Air Act and related regulations and permits. First, GCT argued that the plant had violated the federal PSD rules, as well as the corresponding provisions of the New Mexico Administrative Code, at SJGS Units 3 and 4. Second, GCT alleged that the plant had regularly violated the 20% opacity limit contained in SJGS’s operating permit and set forth in federal and state regulations at Units 1, 3 and 4. The lawsuit sought penalties as well as injunctive and declaratory relief. PNM denied the material allegations in the complaint.

In 2004, the GCT provided a notice of intent to sue as a jurisdictional prerequisite to filing another citizens’ suit under the Clean Air Act. The notice of intent contained allegations that PNM continued to violate the applicable opacity standard for SJGS Units 1, 3 and 4 following the filing of the suit above, that PNM violated its duty to operate SJGS in a manner consistent with good air pollution control practices for minimizing pollution and that PNM failed to properly report emissions deviations and certify compliance with applicable air emissions standards.

By order of the court, PNM and GCT entered into settlement discussions. The discussions were expanded to include the NMED to address the “Excess Emission Reports” disclosed below. In March 2005, PNM entered into a consent decree with the NMED and GCT, which was approved by the court in May 2005. Under the terms of the consent decree, PNM will spend more than $169.0 million in new pollution control technology. The capital costs of the technology are currently estimated to be approximately $132.0 million, with an additional $33.0 to $37.0 million estimated for operating and maintenance costs over the next 10 years. PNM is continuing to work with its consultants and project engineers to refine the costs so that the consent decree is complied with in the most economical, efficient and effective manner. In addition, the consent decree provides that stipulated penalties are

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

payable to the NMED if SJGS emissions exceed specified quarterly averages over the course of a calendar year. Approximately $0.6 million in stipulated penalties were assessed for the year ended December 31, 2005 and PNM’s portion of the penalties is approximately 46%. The consent decree resolves the foregoing lawsuit, the notice of intent, and certain threatened air quality claims by the NMED (see “Excess Emissions Reports” below). PNM plans to file for an air permit with the NMED prior to starting construction on certain new equipment required by the consent decree. The issue of the plaintiffs’ attorney fees and costs has been resolved.

Four Corners Air Emissions

The GCT, Sierra Club and National Parks Conservation Association petitioned the EPA to issue a FIP and a final Title V operating permit to regulate air emissions from Four Corners. The FIP has been pending at the EPA since 1999, and the petition seeks to speed up the process of issuance. The Company is unable to predict the outcome of this proceeding, but does not anticipate any material adverse impact on PNMR's or PNM's financial condition or results of operations. APS is the operator of Four Corners, and PNM will continue to monitor developments in this proceeding.

Excess Emissions Reports

As required by law, whenever there are excess emissions from SJGS, due to such causes as start-up, shutdown, upset, breakdown or certain other conditions, PNM makes filings with the NMED. For several years, PNM had been in discussions with NMED concerning excess emissions reports for the period after January 1997. This matter was resolved during 2005 in conjunction with the GCT settlement described above under “Citizen Suit Under the Clean Air Act.”

Archaeological Site Disturbance

In 2002, the USFS notified PNM that apparent disturbances to archeological sites had been discovered in and around the rights-of-way for PNM’s transmission lines in the Carson National Forest in New Mexico. PNM had hired Great Southwestern to perform certain climb and tighten activities on those transmission lines.

PNM has been verbally advised that the BLM and USFS have decided to not pursue criminal actions, but no written confirmation has been received. Although this matter has been dormant for a very long time, there is a possibility that additional action could be required to address disturbances on BLM and USFS land, and that BLM and USFS could pursue potential civil claims.

In 2004, PNM and Great Southwestern entered into an agreement with the NNHPD for a survey of potential impacts on Navajo Nation land to determine if disturbed cultural resources exist. Under the terms of the 2004 agreement, the NNHPD agreed to release all claims against PNM and Great Southwestern for any impacts on Navajo Nation land arising from the climb and tighten project. PNM provided survey reports to the NNHPD that were accepted by the Navajo Nation in October 2005 and the Company was notified that the NNHPD has determined that damage resulting from the climb and tighten project was minimal and a treatment plan will not be necessary. The NNHPD and the Navajo Nation Division of Natural Resources are of the opinion that PNM has complied fully with the stipulations set forth in the 2004 agreement, and as such, NNHPD requires no further work from PNM or Great Southwestern.

Santa Fe Generating Station

PNM and the NMED conducted investigations of gasoline and chlorinated solvent groundwater contamination detected beneath PNM's former Santa Fe Generating Station site to determine the source of the contamination pursuant to a 1992 settlement agreement between PNM and the NMED.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

PNM believes that the data compiled indicates observed groundwater contamination originated from off-site sources. However, in 2003, PNM elected to enter into a fifth amendment to the 1992 Settlement Agreement with the NMED to avoid a prolonged legal dispute, whereby PNM agreed to supplement remediation facilities by installing an additional extraction well and two new monitoring wells to address remaining gasoline contamination in the groundwater at and in the vicinity of the site. These wells were completed in 2004. PNM will continue to operate the remediation facilities until the groundwater is cleaned up to applicable federal standards or until such time as the NMED determines that additional remediation is not required, whichever is earlier. The City of Santa Fe, the NMED and PNM entered into an amended Memorandum of Understanding relating to the continued operation of the well and the remediation facilities called for under the latest amended Settlement Agreement. The well continues to operate and meets federal drinking water standards. PNM is not able to assess the duration of this project.

PNM has been verbally informed that the Superfund Oversight Section of the NMED is conducting an investigation into the chlorinated solvent contamination in the vicinity of the former Santa Fe Generating Station site. The investigation will study possible sources for the chlorinated solvents in the groundwater. The NMED investigation is ongoing.

Natural Gas Royalties Qui Tam Litigation

In 1999, a private relator served a complaint alleging violations of the False Claims Act by PNM and its wholly owned subsidiaries, Sunterra Gas Gathering Company and Sunterra Gas Processing Company (collectively, the “Company” for purposes of this discussion), by purportedly failing to properly measure natural gas from federal and tribal properties in New Mexico, and consequently, underpaying royalties owed to the federal government. The complaint seeks actual damages, treble damages, costs and attorneys fees, among other relief.

The Company is currently participating with other defendants in a motion to dismiss on the ground that the relator does not meet certain jurisdictional requirements for bringing suit under the False Claims Act. In May 2005, a Special Master issued a report that recommended to the court that several defendants, including the Company, be dismissed from the case on this ground. The relator objected to the Special Master’s recommendation regarding the Company. A hearing on all motions regarding the Special Master's report was conducted in December 2005 in the Federal District Court for the District of Wyoming but no ruling has been issued yet. The Company is vigorously defending this lawsuit. If the Special Master’s recommendation regarding dismissal of the Company on jurisdictional grounds is not sustained, the Company is unable to estimate the potential liability, if any, or to predict the ultimate outcome of this lawsuit.

Asbestos Cases

PNM was named in 2003 as one of a number of defendants in 21 personal injury lawsuits relating to alleged exposure to asbestos. All of these cases involve claims of individuals, or their descendents, who worked for contractors building, or working at, PNM power plants. Some of the claims relate to construction activities during the 1950s and 1960s, while other claims generally allege exposure during the last 30 years. PNM has never manufactured, sold or distributed products containing asbestos. PNM has been dismissed with prejudice from all but two of the remaining cases. PNM was insured by a number of different insurance policies during the time period at issue in these cases. Although the Company is unable to fully predict the outcome of this litigation, the Company believes that these legal proceedings will not have a material impact on its results of operations or financial position.

SESCO Matter

In 2003, the TCEQ requested information from PNM concerning any involvement that PNM had with SESCO, a former electrical equipment repair and sales company located in San Angelo, Texas. PNM was informed that the TCEQ and the EPA claim to have identified contamination of the soil and groundwater at the site.

TCEQ is conducting a site investigation of a SESCO facility pursuant to the Texas Solid Waste Act and the SESCO site has been referred to the Superfund Site Discovery and Assessment Program. The primary concern appears to be polychlorinated biphenyls in soil and groundwater on and adjacent to the site. The TCEQ is

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

conducting the site investigation to determine what remediation activities are required at the SESCO site and to identify potentially responsible parties. In 2004, PNM submitted its preliminary response to the TCEQ request for information. The response states that PNM previously had a requirements contract with SESCO for the repair of electric transformers. It appears that a number of transformers were sent to SESCO for repair. In addition, it appears that PNM sold a number of retired transformers to SESCO. In February 2005, PNM agreed to participate in the potentially responsible parties’ committees known as the “Working Group.” PNM is voluntarily participating with the other potentially responsible parties in the investigation and may participate in any required remediation at the SESCO facility. PNM is classified as a de minimis potentially responsible party. The Working Group has compiled a list and percentage involvement of persons and entities that sent transformers and other equipment to SESCO and has signed a contract with an environmental contractor to perform a remedial investigation and feasibility study for the SESCO site. In addition, the Working Group has hired common counsel to represent the interest of the Working Group. PNM has conducted an assessment of the Working Group settlement offer for de minimis parties and has agreed to settle for a premium payment of $0.3 million, including past contribution credits, to release PNM from further project economic and risk liability with certain exceptions. TCEQ has until May 3, 2006 to negotiate an administrative order with the Working Group and thus the settlement offer is contingent upon final approval of the administrative order by the TCEQ. PNM is unable to predict the outcome at this time. As discussed below, TNMP is also involved in the SESCO matter.

Coal Combustion Waste Disposal

SJCC currently disposes of coal combustion products consisting of fly ash, bottom ash, and gypsum from SJGS in the surface mine pits adjacent to the plant. PNM and SJCC have been participating in various sessions sponsored by EPA to consider rulemaking for the disposal of coal combustion products. The rulemaking would be pursuant to the Bevill Amendment of the Resource Conservation and Recovery Act. PNM cannot predict the outcome of this matter but does not believe currently that it will have a material adverse impact on its results of operations or financial position.

Western United States Wholesale Power Market

Various circumstances, including electric power supply shortages, weather conditions, gas supply costs, transmission constraints and alleged market manipulation by certain sellers, resulted in the well-publicized California energy crisis and in the bankruptcy filings of the Cal PX and of PG&E. As a result of the conditions in the western market, the FERC and other federal and state governmental authorities initiated investigations, litigation and other proceedings relevant to the Company and other sellers. The more significant of these in relation to the Company are summarized below.

California Refund Proceeding

SDG&E and other California buyers filed a complaint with the FERC in 2000 against sellers into the California wholesale electric market. In 2002, the ALJ issued the Proposed Findings on California Refund Liability, in which it determined that the Cal ISO had, for the most part, correctly calculated the amounts of the potential refunds owed by sellers and identified ballpark figures for the amount of refunds due. In 2003, the FERC issued an order substantially adopting the findings from the ALJ’s 2002 decision, but requiring a change to the formula used to calculate refunds. This change increases the amounts PNM will be required to refund; however, the precise amounts will not be certain until the Cal ISO and Cal PX recalculate them.

In November 2005, the Cal ISO reported that the Cal PX had concluded the publication of settlement statements reflecting the refund amounts for sellers and that the Cal ISO is waiting to proceed with the adjustment phase in which it will complete a recalculation of the refund to account for audited fuel cost allowance offsets, emissions offsets, cost-based recovery offsets and interest on amounts unpaid and refunds before finalizing its recalculated refund amounts. In August 2005, the FERC issued an order setting out the process by which sellers into the Cal ISO and Cal PX markets could make their cost recovery filings pursuant to the FERC’s prior orders that indicated sellers would get the opportunity to submit evidence demonstrating that the refund methodology creates a

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

revenue shortfall for their transactions during the refund period. Included in PNM's submittal were objections to the limited amount of time the FERC allowed for sellers to complete their respective submittals, and the FERC’s arbitrary decision to allow only marketers, and not load serving entities such as PNM, to include a return component in their cost filings. PNM participated with other competitive sellers to request rehearing of these issues before the FERC. In September 2005, PNM made its cost recovery filing identifying its costs associated with sales into the Cal ISO and Cal PX markets during the refund period. In January 2006, the FERC issued its order on the cost recovery filings, acting on 23 filings that were made by multiple sellers. The FERC accepted that portion of PNM’s filing submitted as prescribed by the FERC’s August 2005 order, but rejected the alternative filings that included a return component for PNM as a load serving entity. The effect of the FERC’s order is that PNM’s allowed cost offset against its refund liability is zero. PNM will vigorously pursue its administrative and judicial remedies regarding this order. While PNM believes it has meritorious legal arguments that it intends to pursue, the Company cannot predict the outcome of this cost recovery proceeding at this time. In addition, the Company has engaged in settlement discussions with California parties based upon a template provided by the FERC, but is unable to predict whether settlement will be reached. (See also, discussion below under “California Attorney General Complaint.”)

Pacific Northwest Refund Proceeding

Puget Sound Energy, Inc. filed a complaint at the FERC alleging that spot market prices in the Pacific Northwest wholesale electric market were unjust and unreasonable. In 2003, the FERC issued an order recommending that no refunds should be ordered. Several parties in the proceeding filed requests for rehearing and the FERC denied rehearing and reaffirmed its prior ruling that refunds were not appropriate for spot market sales in the Pacific Northwest during the first half of 2001. The Port of Seattle then filed an appeal of the FERC’s order denying rehearing in the Ninth Circuit, which is still pending. As a participant in the proceedings before the FERC, PNM is also participating in the appeal proceedings. The Company is unable to predict the ultimate outcome of this appeal, or whether PNM will ultimately be directed to make any refunds for these transactions.

FERC Gaming Partnerships Order

In 2003, in the Gaming Partnerships Order, the FERC asserted that certain entities, including PNM, acted in concert with Enron Corporation and other market participants to engage in activities that constitute gaming and/or anomalous market behavior in violation of the Cal ISO and Cal PX tariffs during 2000 and 2001. In 2003, PNM filed its responses to the Gaming Partnerships Order indicating that it did not engage in the alleged partnerships, alliances or other arrangements.

In 2004, the FERC issued an order granting the FERC staff’s motion to dismiss seven of the thirteen PNM customers on grounds that there was no evidence to conclude that these companies used their commercial relationship with PNM to game the Cal ISO and Cal PX markets. The FERC approved the settlements entered into by two of the thirteen PNM customers and dismissed another of PNM’s customers from the proceeding. Of the three remaining PNM customers in the docket, the FERC staff entered into settlement agreements with two of them. In 2004, the FERC staff filed a motion to dismiss PNM from the docket and to enter into a settlement of certain parking and lending transactions. The staff’s motion stated that after investigation and review there was no evidence that PNM either engaged in a gaming practice that violated the Cal ISO or Cal PX tariffs. Additionally, PNM entered into a settlement of certain matters outside the scope of the docket related to historic parking and lending transactions, under which PNM agreed not to provide parking and lending services prospectively without first meeting certain requirements agreed to with the FERC staff. Additionally, PNM agreed to pay $1.0 million in settlement to the FERC to obtain satisfaction of all issues related to any potential liability stemming from the provision of parking and lending services historically. In July 2005, the FERC issued its order granting the staff’s motion to dismiss PNM from the Gaming Partnerships docket. In its order, the FERC found that PNM did not engage in prohibited gaming practices as defined in the FERC's Gaming Partnership Order and also approved the settlement on the parking and lending services. The FERC also denied the California parties' request to keep the docket open as to PNM and terminated the PNM docket. Subsequently, the California parties filed their petition for rehearing at the FERC objecting to the FERC’s dismissal of PNM from the Gaming Partnership investigation and objecting to the settlement reached with the FERC staff. The petition for rehearing is pending before FERC and

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

PNM cannot predict the ultimate outcome of the rehearing petition. In August 2005, Enron, the final of the original 13 PNM customers, entered into a settlement agreement with the FERC staff, the California parties and others that was contested by several parties. In November 2005, the FERC issued an order approving the joint offer of settlement. Various parties have either objected to the settlement or otherwise sought efforts to stay or overturn FERC’s order. PNM cannot predict the final outcome of this proceeding.

California Power Exchange and Pacific Gas and Electric Bankruptcies

In 2001, SCE and the major purchasers of power from the Cal ISO and Cal PX defaulted on payments due to the Cal ISO for power purchased from the Cal PX in 2000. These defaults caused the Cal PX to seek bankruptcy protection. PG&E subsequently also sought bankruptcy protection. PNM has filed its proofs of claims in the Cal PX and PG&E bankruptcy proceedings. Amounts due to PNM from the Cal ISO or Cal PX for power sold to them in 2000 and 2001 total approximately $7.9 million. Both the PG&E and Cal PX bankruptcy cases have confirmed plans of reorganization in which the claims of various creditors have been specially classified and are waiting a final determination by the FERC before the claims are actually paid. The PG&E bankruptcy case has an escrow account and the Cal PX bankruptcy has established a settlement account, both of which are awaiting final determination by the FERC setting the level of claims and allocating the funds.

California Attorney General Complaint

In 2002, the California Attorney General filed a complaint with the FERC against numerous sellers, including PNM, regarding prices for wholesale electric sales into the Cal ISO and Cal PX markets and to the California Department of Water Resources. In 2002, the FERC entered an order denying the California Attorney General’s request to initiate a refund proceeding, but directed sellers, including PNM, to comply with additional reporting requirements with regard to certain wholesale power transactions. The California Attorney General filed a petition for review in the Ninth Circuit. The Ninth Circuit issued a decision upholding the FERC’s authority to establish the market-based rate framework under the Federal Power Act, but held that the FERC violated its administrative discretion by declining to investigate whether it should order refunds from sellers who failed to provide transaction-specific reports to the FERC as required by its rules. The Ninth Circuit determined that the FERC has the authority to order refunds for these transactions if it elects to do so and remanded the case back to the FERC for further proceedings, including a determination as to whether additional refunds are appropriate. PNM participated with other competitive sellers requesting rehearing before the full court by the Ninth Circuit, which is still pending. The Company cannot predict the ultimate outcome of the FERC proceeding on remand, or whether PNM will be ultimately directed to make any additional refunds as the result of the decision.

California Antitrust Litigation

Several class action lawsuits have been filed in California state courts against electric generators and marketers, alleging that the defendants violated the law by manipulating the market to grossly inflate electricity prices. Named defendants in these lawsuits include Duke and related entities along with other named sellers into the California market and numerous other unidentified defendants. Certain of these lawsuits were consolidated for hearing in California state court. In 2002, the named defendants served a cross-claim on PNM. Duke also cross-claimed against many of the other sellers into the California market. In October 2005, PNM received an indication that Duke intended to dismiss all cross-complaints against other sellers once its maximum liability was confirmed by final approval of its settlement in the original class action lawsuits. Based upon this indication, various cross-defendants, including PNM, entered into a contingent settlement with Duke under which Duke would conditionally dismiss the cross-complaints against PNM and others in anticipation of the California state court approving the settlement between Duke and the original California plaintiffs. In January 2006, the Duke settlement in the original class action lawsuits was approved, thereby removing the contingency in the settlement with the cross-defendants, including PNM. The settlement with Duke is now final.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

In May 2005, the California Attorney General filed a lawsuit in California state court against PNM, PowerEx, a Canadian energy trading company, and the Colorado River Commission alleging that PNM and PowerEx conspired to engage in unfair trade practices involving overcharges for electricity in violation of California state antitrust laws. The lawsuit claims that California customers were overcharged over a billion dollars and requests the court to award actual and treble damages. In June 2005, PowerEx filed a Notice of Removal that served to remove the lawsuit to the Federal District Court for the Eastern District of California. Both PNM and PowerEx filed motions to dismiss the lawsuit, based in part on legal precedent in the Ninth Circuit holding that state antitrust claims asserting unlawful wholesale power prices under the Federal Power Act are preempted and a complainant’s only remedy lies in FERC proceedings. Such proceedings are already currently pending at the FERC and the California Attorney General is involved in these proceedings. The Company’s motion to dismiss is still pending as well as the California Attorney General’s motion to remand the case back to state court, which both PNM and PowerEx have opposed. The Company cannot predict the outcome of this litigation, or whether PNM will be required to make any refunds or pay damages as a result of this litigation.

Block Forward Agreement Litigation

In 2002, PNM was served with a declaratory relief complaint filed by the State of California in California state court. The state’s declaratory relief complaint seeks a determination that the state is not liable for the commandeering of certain energy contracts known as Block Forward Agreements. The Block Forward Agreements were a form of futures contracts for the purchase of electricity at below-market prices and served as security for payment by PG&E and SCE for their electricity purchases through the Cal PX. When PG&E and SCE defaulted on payment obligations incurred through the Cal PX, the Cal PX moved to liquidate the Block Forward Agreements to satisfy in part the obligations owed by PG&E and SCE. Before the Cal PX could liquidate the Block Forward Agreements, the State of California commandeered them for its own purposes.

PNM filed a complaint against the State of California in California state court in 2002, seeking damages for the state’s commandeering of the Block Forward Agreements and requesting judicial coordination with the state’s declaratory relief complaint. In 2004 the various parties in the case were presented with a proposed stipulation under which the sellers would agree that the Cal PX would represent their interest in the proceedings, the sellers would agree to be bound by any judgment in the case, the sellers would dismiss their complaints against the State of California, and in turn, the State of California would dismiss its cross-complaints against the sellers, and the Cal PX would amend its complaint to indicate that it is bringing the lawsuit on behalf of the sellers. PNM agreed with the stipulation and executed the stipulation agreement. The Company cannot predict the outcome of the litigation involving the Cal PX and the State of California, or whether PNM will be awarded any damages as a result of the litigation.

In separate proceedings before the FERC involving the collection of costs associated with the Cal PX wind-up activities, the subject of the Block Forward Agreement litigation became an element of the ongoing settlement discussions. In September 2005, the parties to the Cal PX wind-up costs proceedings included, as part of the settlement terms, that the California market participants, including PNM, will have the option to voluntarily agree to continue funding on a going-forward basis the expenses associated with the Block Forward Agreement litigation. Alternatively, market participants could agree to take an assignment of the Cal PX’s claim and they could then continue to prosecute the claim with the condition that any recovery that may ultimately be achieved would be deposited into a FERC account for distribution as the FERC deems appropriate. In October 2005, the FERC issued its order accepting the Cal PX wind-up settlement. Two parties have elected to opt-in to fund the litigation. PNM has not made the choice to opt-in and fund the litigation. Given the two settlements PNM has entered into in these proceedings, there is no further participation by PNM in the Block Forward Agreement litigation.

Wholesale Power Marketing Antitrust Suit

In 2004, PNM received notice that it was included in a list of 56 defendants that were sued by the City of Tacoma Department of Public Utilities in federal district court in the State of Washington. PNM was listed in a class of defendants referred to as the Trading Defendants, who allegedly engaged in buying, selling and marketing power in California and other locations in the western United States. The complaint alleged the Trading Defendants acted in concert among themselves and with Non-Defendant Trading Co-Conspirators and engaged in conduct that

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

amounted to market manipulation. The complaint identified specific conduct that allegedly amounted to market manipulation, including the submission of false information and misrepresentation regarding load schedules, bids, power supply, transmission congestion, source and destination of energy, the supply and provision of energy and ancillary services. The complaint alleged the activities of the Trading Defendants, along with Generator Defendants and the Co-Conspirators, resulted in substantially increased prices for energy in the Pacific Northwest spot market in excess of what otherwise would have been the price and asserted damages in excess of $175.0 million from the multiple defendants. There have been three Ninth Circuit decisions that, collectively, appear to make the plaintiff’s case more difficult to prevail. As a result, PNM joined a motion to dismiss the City of Tacoma Department of Public Utilities complaint given Ninth Circuit precedent. In February 2005, the district court judge in the case granted defendants’ motion to dismiss. As a result, the antitrust lawsuit against PNM filed by the City of Tacoma Department of Public Utilities was dismissed. In March 2005, the City of Tacoma Department of Public Utilities filed an appeal in the Ninth Circuit contesting the district court’s decision to dismiss the complaint. PNM participated in the appeal in support of the dismissal and joined in defendants’ brief filed in the Ninth Circuit, as well as a motion for summary affirmance. The appeal and defendants’ motion for summary affirmance of the district court is pending before the Ninth Circuit and the Company cannot predict the outcome of this appeal, or whether PNM will be required to make any refunds or pay damages as a result of this litigation.

TNMP

SESCO Matter

As discussed above in the PNM “SESCO Matter,” in 2003, the TCEQ notified approximately 50 companies, including TNMP, that releases of hazardous substances had been documented from a site owned and operated by SESCO. TNMP purchased transformers from the vendor and also sent some transformers to the vendor for repair and/or disposal. The owner and operator of the site have filed for bankruptcy and the site is under the control of the bankruptcy trustee. In 2004, 15 of the companies identified by TCEQ as potentially responsible parties, including TNMP, formed the initial Working Group to manage the remediation efforts and determine the allocation of responsibility among the potentially responsible parties. TNMP is classified as a de minimis potentially responsible party. The Working Group has compiled a list and percentage involvement of persons and entities that sent transformers and other equipment to SESCO and has signed a contract with an environmental contractor to perform a remedial investigation and feasibility study for the SESCO site. In addition, the Working Group has hired common counsel to represent the interest of the Working Group. TNMP has conducted an assessment of the Working Group settlement offer for de minimis parties and has agreed to settle for a premium payment of $0.3 million, including past contribution credits, to release TNMP from further project economic and risk liability with certain exceptions. TCEQ has until May 3, 2006 to negotiate an administrative order with the Working Group and thus the settlement offer is contingent upon final approval of the administrative order by the TCEQ. TNMP is unable to predict the outcome at this time.

TNMP True-Up Proceeding

In 2004, the PUCT issued its first order in TNMP’s stranded cost true-up proceeding. The purpose of the true-up proceeding was to quantify and reconcile the amount of stranded costs that TNMP may recover from its transmission and distribution customers. The PUCT decision established $87.3 million as TNMP’s stranded costs.

In April 2005, the PUCT ruled that TNMP be allowed recovery of $39.2 million of carrying charges on stranded costs for the period January 1, 2002 through July 21, 2004. In accordance with provisions within SFAS No. 92, “Regulated Enterprises - Accounting for Phase-In Plans” (“SFAS 92”), TNMP recorded $27.2 million of carrying charges to its Consolidated Statement of Earnings for the period January 1, 2002 through July 21, 2004, in 2004. TNMP was limited in its recognition for income statement purposes to only the debt related portion of the carrying charges, and TNMP was prohibited from income statement recognition of the equity portion of the carrying charges until the actual receipt of those amounts from customers. As of December 31, 2005, the accrual for the debt related portion was $33.9 million and the equity related portion totaled $25.6 million.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

In July 2005, the PUCT confirmed TNMP's calculation of the carrying costs on stranded costs in a written order. TNMP and other parties have filed petitions for judicial review of the July PUCT order and the appeals are pending in district court in Austin, Texas. Additionally, the PUCT is considering a change in its rules that would reduce the amount of carrying charges recognized in earnings by TNMP on a prospective basis. The PUCT has not yet issued a final order and thus the Company cannot currently quantify the effect this may have on its results of operations or financial position.

Power Resource Group Litigation

Since 1998, TNMP has been engaged in litigation in the state and federal courts with PRG involving the effectiveness of certain PUCT rules that implement PURPA regulations. PRG claims that if the FERC regulations had been properly implemented in Texas, TNMP would have been required to make a long-term purchase of electricity from PRG. PRG appealed to the United States District Court of Appeals for the Fifth Circuit, the ruling in favor of TNMP and the PUCT by the United States District Court for the Western District of Texas. The court ruled in favor of TNMP and the PUCT in June 2005. PRG has filed a petition with the United States Supreme Court.

(17)     Regulatory and Rate Matters

PNMR

Energy Policy Act

In August 2005, the Energy Policy Act of 2005 was enacted, effective February 2006. Implementation of various portions of the law requires the issuance of rules by the FERC. The FERC has adopted final rules implementing various provisions of the Energy Policy Act including rules pertaining to repeal of PUHCA 1935 and implementation of PUHCA 2005, the FERC’s expanded mergers and acquisitions approval authority and prohibition of energy market manipulation. FERC has also issued a number of other proposed rules that are pending, including rules pertaining to preventing undue discrimination in transmission services and electric reliability standards. The Company will continue to monitor, and participate in as appropriate, the FERC and other proceedings involving implementation of the Energy Policy Act, in order to assess the implications of the new law and rules on its operations.

Retail Competition

The Texas electricity market has been open to retail competition since 2002. In accordance with Senate Bill 7, TNMP provides transmission and distribution services at regulated rates to various retail electric providers that, in turn, provide retail electric service within TNMP’s Texas service area. First Choice, TNMP’s affiliated retail electric provider, performs activities related to the sale of electricity to retail customers in Texas.

In 2004, several changes to customer protection rules in Texas became effective. Of the changes, the rules related to disconnection for non-payment and the required amount of a customer deposit is having the greatest impact on First Choice. The new rule for disconnection for non-payment states that if a customer does not make a payment or payment arrangement until after the final due date specified in the disconnect notice, the retail electric provider is allowed to disconnect the customer. The previous rule only allowed the retail electric provider to terminate service and transfer the customer to the retail electric provider that was affiliated with the customer’s transmission and distribution service provider, or to the provider of last resort for non-payment. The new rule also increases the amount of deposit required from customers.

First Choice is responsible for energy supply related to the sale of electricity to retail customers in Texas. Senate Bill 7 contains no provisions for the specific recovery of fuel and purchased power costs, although First Choice can request that the PUCT change the price-to-beat fuel factor twice a year to recognize changes in natural gas prices. The rates charged to new customers acquired by First Choice outside of TNMP’s service territory are not regulated by the PUCT, but are negotiated with each customer. As a result, changes in fuel and purchased power costs will affect First Choice’s operating results.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

Price-to-Beat Fuel Factor

In October 2005, the PUCT approved First Choice’s request to increase its price-to-beat fuel factor. First Choice estimates that the increase in the price-to-beat fuel factor increased 2005 revenues by approximately $9.4 million, based on an increase in the fuel factor to $0.0771485 per kilowatt hour from October 29 through December 31, 2005. The price-to-beat fuel factor automatically increased again to $0.0791777 per kilowatt hour on January 1, 2006. If natural gas markets decline from the levels embedded in its current price-to-beat fuel factors, First Choice will file a request to reset its price-to-beat fuel factor shortly before the PUCT issues an order in TNMP's 60-day rate review case. Resulting rates will be effective within 30 days of a final order in TNMP's 60-day rate review.

Under the PUCT’s final order approving the acquisition of TNP by PNMR, First Choice is required to file its post-true-up price-to-beat adjustment filing to adjust its price-to-beat fuel factor within ten days of the earlier of: (1) the issuance of a proposed decision in TNMP’s 60-day rate review, or (2) the filing of a unanimous settlement of TNMP’s 60-day rate review. If the average of the 20-day rolling price of natural gas is less than the average 20-day rolling price in First Choice’s current price-to-beat fuel factor, then First Choice will be required to decrease the fuel factor by the percentage change. As this adjustment is based on future natural gas prices, the Company cannot predict the impact this requirement will have on its results of operations or financial position.

Price-to-Beat Base Rate Reset

Based on the terms of the Texas stipulation related to the acquisition of TNP, First Choice made a filing to reset its price-to-beat base rates in December 2005. First Choice’s resulting rates will take effect no later than 30 days following a final order on TNMP’s 60-day rate review. First Choice requested that the PUCT recognize in its new price-to-beat base rates the TNMP rate reduction and the synergy savings credit provided for in the acquisition stipulation. First Choice’s price-to-beat base rate case hearing was consolidated with TNMP’s 60-day rate review hearing and is set for April 2006 (see “60-Day Rate Review” below).

Energy Agreement

In 2003, First Choice and Constellation executed a power supply agreement that resulted in Constellation being the primary supplier of power for First Choice’s customers through the end of 2007. Additionally, Constellation has agreed to supply power in certain transactions under the agreement beyond the date when that commitment expires.

In 2004, FCPSP, a bankruptcy remote entity, was created pursuant to the agreement with Constellation to hold all customer contracts, wholesale power contracts, and certain natural gas contracts previously held by First Choice. Constellation received a lien against the assets of FCPSP to cover the settlement exposure and the mark-to-market exposure rather than requiring FCPSP to post alternate collateral for the purchase of power supply. In addition, FCPSP is restricted by covenants that limit the size of FCPSP's unhedged market positions and require that sales by FCPSP retain a positive retail margin. The agreement does not, however, permit Constellation to demand additional collateral irrespective of its credit exposure under the agreement. If, however, a change in electricity or gas forward prices increases Constellation's credit exposure to FCPSP beyond a limit based on Constellation's liens in cash and accounts receivable, Constellation will have no obligation to supply additional power to customers of FCPSP unless FCPSP provides letters of credit or other collateral acceptable to Constellation, and FCPSP will be constrained in its ability to sign up additional customers until that credit shortfall is corrected.

FCPSP may terminate the agreement upon 30 days' prior written notice to Constellation for any reason, but the agreement and all liens securing the agreement remain in effect with respect to transactions entered into prior to the termination until both parties have fulfilled all of their obligations with respect to such transactions or such transactions have been terminated for default or reasons related to regulatory changes.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

PNM

Global Electric Agreement

The Global Electric Agreement was signed in 2003. The Global Electric Agreement provided for the repeal of a majority of the Restructuring Act, a fixed rate path, procedures for PNM’s participation in unregulated generating plant activities and other regulatory issues. In accordance with this rate path, PNM reduced its retail rates by 2.5% in September 2005. The rate path is effective through December 31, 2007, at which time rates are subject to review by the NMPRC. As a result of the repeal of the Restructuring Act, PNM re-applied the accounting requirements of SFAS 71, as amended, to its regulated generation activities.

Transmission Rate Case

In March 2005, PNM filed a notice with the FERC to increase its wholesale electric transmission revenues by approximately $7.8 million annually. If approved, the rate increase would apply to all of PNM's wholesale electric transmission service customers, which includes other utilities, electric co-operatives and entities that purchase wholesale transmission service from PNM. The proposed rate increase will not impact PNM's retail customers. In May 2005, the FERC issued an order in the case suspending the new rates for the standard five-month period and made the new rates effective November 1, 2005, subject to refund. Settlement discussions are continuing with FERC staff and the parties to the proceeding. The Company is unable to predict the outcome of the rate proceeding or if the parties will be able to reach a settlement in the case.

Complaint Against Southwestern Public Service Company

In September 2005, PNM filed a complaint under the Federal Power Act against SPS. PNM believes that through its fuel charge adjustment clause, SPS has been overcharging PNM for deliveries of energy under three contracts, and continues to do so. PNM requested that the FERC investigate SPS’ charges under its fuel clause for the period 2001 through 2004. Charges for 2005 and 2006 are being addressed in a separate case currently pending before the FERC, in which PNM is an intervenor. PNM’s complaint also alleges that SPS’ rates for interruptible power sales are excessive and requested that the FERC set a refund effective date of September 13, 2005 for these rates. A settlement conference was held before a FERC settlement judge in January 2006. Additionally, in November 2005, SPS filed an electric transmission rate case proposing to raise rates charged to customers effective July 2006. PNM has intervened in the case and objected to the proposed rate increase. PNM is currently awaiting a procedural order in the SPS rate case. While PNM and SPS continue to engage in settlement discussions, PNM cannot predict the outcome of these SPS proceedings at the FERC.

TNMP

Acquisition Agreements

In 2005, the PUCT approved a settlement agreement outlining terms and conditions necessary for the PUCT to find the acquisition of TNP and its subsidiaries, TNMP and First Choice Power, to be in the public interest. Among other issues, the settlement agreement calls for:
•	a two-year electric rate freeze that includes a $13.0 million annual rate reduction in TNMP's retail delivery rates effective May 1, 2005;
•	an authorized return on equity of 10.25% on an implied capital structure of 60% debt and 40% equity for certain reporting purposes;
•	the use of a 60/40% debt/equity capital structure in TNMP's next base rate case if filed before January 1, 2009; and
•	a $6.0 million synergy savings credit amortized over 24 months effective after the close of the transaction.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

Also in 2005, the NMPRC approved a stipulation in connection with the acquisition of TNP. Among other issues, the stipulation calls for:

•
a three-phase rate reduction totaling 15%, to TNMP’s electric customers in southern New Mexico, beginning January 2006 and ending December 2010; the rate reduction will lower TNMP electric rates by approximately $9.6 million in the first year;

•	an imputed 55/45% debt/equity structure with an assumed rate of return on equity of 10.5% for TNMP;
•	PNM to remain the power supplier for TNMP’s New Mexico needs through 2010; and
•	integration of TNMP’s New Mexico assets into PNM effective January 1, 2007, the companies, however, will maintain separate rates through 2010.

60-Day Rate Review

In November 2005, TNMP made its required 60-day rate review filing. TNMP’s case establishes a competition transition charge for recovery of the true-up balance. TNMP’s competition transition charge will take effect no later than 30 days following a final order on TNMP’s 60-day rate review. TNMP’s 60-day rate review is set for hearing in April 2006.

Final Fuel Reconciliation

In 2004, the PUCT issued an order that disallowed $15.7 million of fuel and energy related purchased power costs that TNMP incurred in 2000 and 2001, prior to retail competition. TNMP recorded a $10.1 million charge to earnings, net of tax effect, for the disallowance in 2003, and subsequently appealed the PUCT decision to the district court. In June 2005, the District Court affirmed the PUCT order, effectively denying TNMP’s appeal.

(18)    Environmental Issues

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

The Company’s recorded liability estimated to remediate its identified sites was as follows:

PNMR		PNM		TNMP
December 31,		December 31,		December 31,
2005	2004	2005	2004	2005	2004
(In thousands)

$5,285	$5,835	$4,700	$5,835	$585	$615

The Company expended the following for remediation:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

PNMR	$465	$267	$3,156
PNM	$443	$267	$3,156

	Post-	Pre-	Pre-	Pre-
	Acquisition	Acquisition	Acquisition	Acquisition
	June 6-	January 1-	Year Ended	Year Ended
	December 31,	June 6,	December 31,	December 31,
	2005	2005	2004	2003
	(In thousands)

TNMP	$22	$20	$-	$-
The ultimate cost to clean up the Company’s identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as the extent and nature of contamination, the scarcity of reliable data for identified sites, and the time periods over which site remediation is expected to occur. The Company expects that the majority of the December 31, 2005 environmental liability will be paid over the next five years, funded by cash generated from operations. Future environmental obligations are not expected to have a material impact on the results of operations or financial condition of the Company.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

(19)    Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) reports a measure for accumulated changes in equity of the Company that results from transactions and other economic events other than transactions with shareholders. The following tables set forth the changes in each component of accumulated other comprehensive income (loss) net of tax:

PNMR

		Additional	Mark-to-
	Unrealized	minimum	market for	Accumulated
	gain (loss)	pension	certain	other
	on	liability	derivative	comprehensive
	securities	adjustment	transactions	income (loss)
	(In thousands)
Balance at December 31, 2002	$1,446	$(85,464)	$(10,703)	$(94,721)
Period change in:
Additional minimum pension liability adjustment	-	9,589	-	9,589
Unrealized holding gains arising from the period	1,916	-	-	1,916
Reclassification adjustment for gains included in
net income	(672)	-	-	(672)
Change in fair market value of designated cash
flow hedges	-	-	10,401	10,401
Balance at December 31, 2003	2,690	(75,875)	(302)	(73,487)

Period change in:
Additional minimum pension liability adjustment	-	(21,996)	-	(21,996)
Unrealized holding gains arising from the period	1,849	-	-	1,849
Reclassification adjustment for gains included in
net income	(1,137)	-	(485)	(1,622)
Change in fair market value of designated cash flow hedges	-	-	5,443	5,443
Balance at December 31, 2004	3,402	(97,871)	4,656	(89,813)

Period change in:
Additional minimum pension liability adjustment	-	(12,701)	-	(12,701)
Unrealized holding gains arising from the period	4,498	-	-	4,498
Reclassification adjustment for gains included in
net income	(4,464)	-	(953)	(5,417)
Change in fair market value of designated cash flow hedges	-	-	11,844	11,844
Balance at December 31, 2005	$3,436	$(110,572)	$15,547	$(91,589)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

PNM

		Additional	Mark-to-
	Unrealized	minimum	market for	Accumulated
	gain (loss)	pension	certain	other
	on	liability	derivative	comprehensive
	securities	adjustment	transactions	income (loss)
	(In thousands)
Balance at December 31, 2002	$1,005	$(85,464)	$(9,671)	$(94,130)
Period change in:
Additional minimum pension liability adjustment	-	9,589	-	9,589
Unrealized holding gains arising from the period	2,357	-	-	2,357
Reclassification adjustment for gains included in
net income	(672)	-	-	(672)
Change in fair market value of designated cash flow hedges	-	-	9,369	9,369
Balance at December 31, 2003	2,690	(75,875)	(302)	(73,487)

Period change in:
Additional minimum pension liability adjustment	-	(21,996)	-	(21,996)
Unrealized holding gains arising from the period	1,849	-	-	1,849
Reclassification adjustment for gains included in
net income	(1,137)	-	(485)	(1,622)
Change in fair market value of designated cash flow hedges	-	-	5,443	5,443
Balance at December 31, 2004	3,402	(97,871)	4,656	(89,813)

Period change in:
Additional minimum pension liability adjustment	-	(12,672)	-	(12,672)
Unrealized holding gains arising from the period	4,498	-	-	4,498
Reclassification adjustment for gains included in
net income	(4,464)	-	(953)	(5,417)
Change in fair market value of designated cash flow hedges	-	-	12,889	12,889
Balance at December 31, 2005	$3,436	$(110,543)	$16,592	$(90,515)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

TNMP

		Additional	Mark-to-
	Unrealized	minimum	market for	Accumulated
	gain (loss)	pension	certain	other
	on	liability	derivative	comprehensive
	securities	adjustment	transactions	income (loss)
	(In thousands)
Pre-Acquisition:
Balance at December 31, 2002	$-	$(214)	$(1,166)	$(1,380)
Period change in:
Additional minimum pension liability adjustment	-	214	-	214
Change in fair market value of designated cash flow hedges	-	-	(1,111)	(1,111)
Balance at December 31, 2003	$-	$-	$(2,277)	$(2,277)

Period change in:
Change in fair market value of designated cash flow hedges	-	-	516	516
Balance at December 31, 2004	$-	$-	$(1,761)	$(1,761)

Period change in:
Change in fair market value of designated cash flow hedges	-	-	1,761	1,761
Balance at June 6, 2005	$-	$-	$-	$-

Post Acquisition:
Period change in:
Additional minimum pension liability adjustment	$-	$(29)	$-	$(29)
Balance at December 31, 2005	$-	$(29)	$-	$(29)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

(20)    Related Party Transactions

PNMR, PNM and TNMP are considered related parties as defined in SFAS No. 57, “Related Party Disclosures.” Since TNMP became a related party effective on the date of PNMR’s acquisition of TNP, the reported amounts for TNMP reflect the period from June 6, 2005 through December 31, 2005.

PNMR Services Company provides corporate services to PNMR and its subsidiaries including PNM, Avistar, TNP, TNMP and First Choice per shared services agreements. These services are billed at cost on a monthly basis and allocated to the subsidiaries.

PNMR files a consolidated federal income tax return with its affiliated companies. A tax allocation agreement exists between PNMR and each of its affiliated companies. The general operation of these agreements is that the subsidiary company will compute its taxable income on a stand-alone basis. If the result is a net tax liability, such amount shall be paid to PNMR. If there are net operating losses and/or tax credits, the subsidiary shall receive payment for the tax savings from PNMR to the extent that PNMR is able to utilize those benefits. For the year ended December 31, 2005, PNM and TNMP made tax-sharing payments of $2.9 million and $20.9 million, respectively, to PNMR. TNMP payments are for the period from June 6 through December 31, 2005. For the year ended December 31, 2004, PNM made tax-sharing payments of $20.7 million to PNMR. For the year ended December 31, 2003, PNMR made tax-sharing payments of $11.0 million to PNM.

In February 2006, the Board approved intercompany borrowing arrangements between PNMR and its subsidiaries that would authorize each subsidiary to borrow up to $50.0 million from PNMR.

PNM and TNMP have engaged in, and may in the future engage in, affiliate transactions in the normal course of business. These transactions primarily consist of power and transmission purchases by TNMP from PNM. Transactions between affiliates are reported separately on their financial statements, but are eliminated in the consolidation of PNMR’s financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

PNMR and PNM

Pursuant to agreement, PNM has issued a promissory note for $20.0 million to PNMR payable on or before September 30, 2006. Under the agreement, PNM agrees to pay all applicable interest on the outstanding balance at the interest rates provided in the agreement. As of December 31, 2005 there is no outstanding balance on the promissory note.

PNM sells electricity and energy-scheduling services to TNMP under a long-term wholesale power contract. PNM also sells transmission services to TNMP and TNMP provides transmission services to PNM under an agreement.

The tables below describe the nature and amount of transactions PNM has with PNMR and TNMP. Since TNMP became a related party effective on the date of PNMR’s acquisition of TNP, the reported amounts for TNMP reflect the period from June 6, 2005 through December 31, 2005.

	At or For the Year Ended December 31,
	2005	2004	2003
	(In thousands)
PNMR Transactions With PNM
Shared services billings from PNMR to PNM	$118,158	$113,895	$108,863
Shared services receivable/payable	$36,099	$31,875	$32,998

PNM Transactions with TNMP
Electricity and energy scheduling service
billings from PNM to TNMP	$24,253	$-	$-
Electricity and energy scheduling services
receivable	$4,063	$-	$-

Transmission billings from PNM to TNMP	$1,172	$-	$-
Transmission charges receivable	$174	$-	$-

Transmission billings to PNM from TNMP	$169	$-	$-
Transmission charges payable	$26	$-	$-

TNMP

TNMP purchases all the electricity for its New Mexico customers' needs (except for one major customer) and energy-scheduling services under the long-term wholesale power contract with PNM described above. TNMP also purchases transmission services from PNM in New Mexico. Additionally, TNMP provides transmission services to PNM in New Mexico.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

Effective with the close of the acquisition of TNP on June 6, 2005, all TNMP employees who were providing corporate support to TNP and First Choice became employees of PNMR Services Company. PNMR Services Company provides corporate services to TNMP per a shared services agreement.

At or For the Year Ended
December 31,
2005
(In thousands)
TNMP Transactions With PNM
Electricity and energy scheduling service
billings to TNMP from PNM	$24,253
Electricity and energy scheduling services payable	$ 4,063

Transmission billings to TNMP from PNM	$ 1,172
Transmission charges payable	$ 174

Transmission billings from TNMP to PNM	$ 169
Transmission charges receivable	$ 26

TNMP Transactions with PNMR
Shared services billings to TNMP from PNMR	$ 9,048
Shared services payable	$ 2,975

(21)    New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" (“SFAS 153”).  SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005, and is required to be adopted beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its results of operations and financial condition but does not expect it to have a material impact.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Prior accounting rules required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 will improve financial reporting because its requirements enhance the consistency of financial information between periods. SFAS 154 requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Previously, such a change was reported as a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption will have a significant effect on its results of operations or financial condition when adopted.

In November 2005, the FASB issued Staff Position Nos. FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1 and 124-1”). FSP 115-1 and 124-1 provides guidance in determining when an investment is impaired, whether that impairment is other-than-

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

temporary and the measurement of an impairment loss. FSP 115-1 and 124-1 is applicable to reporting periods beginning January 1, 2006. The adoption of FSP 115-1 and 124-1 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

(22)    Subsequent Event

In January 2006, Altura, an indirect wholly owned subsidiary of PNMR, entered into an agreement with subsidiaries of Sempra to purchase the Twin Oaks power facility in an acquisition of assets for $480.0 million in cash. PNMR and Sempra are also parties to the agreement and have agreed to provide parental guarantees for certain obligations of their respective subsidiaries relating to the acquisition.

The Twin Oaks power facility is a 305 MW coal-fired power plant located 150 miles south of Dallas, Texas. Under the agreement, substantially all of the assets and contractual commitments relating to Twin Oaks are to be transferred to Altura upon closing, including fuel supply and power purchase and sale agreements. The agreement also includes the development rights for a possible 600 MW expansion of the plant. The necessary permits are expected to be granted in 2007. An additional $2.5 million payment will be made to Sempra upon the issuance of an air permit for the expansion and an additional $2.5 million will be paid upon Altura beginning construction of the expansion.

The transaction is expected to close no earlier than April 17, 2006, subject to third-party consents and anti-trust clearance under the Hart-Scott-Rodino Act. PNMR has arranged for bridge financing to close the transaction. It is expected that the permanent financing will come from the issuance of debt and equity.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

(23)    Quarterly Operating Results (Unaudited)

PNMR

The unaudited operating results for PNMR by quarters for 2005 and 2004 are as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2005:
Operating Revenues	$427,913	$405,254	$597,117	$646,526
Operating Income	37,557	14,458	49,685	35,669
Net Earnings Before Cumulative Effect
of Change in Accounting Principle	30,509	1,541	28,483	7,620
Net Earnings	30,509	1,541	28,483	6,694	(a)
Net Earnings Per Share (Basic):
Net Earnings Before Cumulative Effect
of Change in Accounting Principle	0.50	0.02	0.41	0.11
Net Earnings	0.50	0.02	0.41	0.10
Net Earnings Per Share (Diluted):
Net Earnings Before Cumulative Effect
of Change in Accounting Principle	0.50	0.02	0.41	0.11
Net Earnings	0.50	0.02	0.41	0.10

2004:
Operating Revenues	$437,372	$370,403	$386,855	$410,162
Operating Income	33,534	22,264	32,215	24,885
Net Earnings	24,778	16,849	27,417	18,642
Net Earnings Per Share (Basic)	0.41	0.28	0.45	0.31
Net Earnings Per Share (Diluted)	0.41	0.28	0.45	0.30

(a) In 2005, PNMR adopted FIN 47 and recognized a cumulative effect of a change in accounting principle that decreased 2005 earnings $0.9 million, net of the income tax benefit, or $0.01 per diluted common share.

In the opinion of management of PNM, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for such periods have been included.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

PNM

The unaudited operating results for PNM by quarters for 2005 and 2004 are as follows:

		Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2005:
Operating Revenues	$427,676	$352,266	$403,532	$491,983
Operating Income	38,655	9,166	18,098	10,413
Net Earnings Before Cumulative Effect
of Change in Accounting Principle	32,354	3,998	11,134	5,106
Net Earnings	32,354	3,998	11,134	4,600	(a)

2004:
Operating Revenues	$437,121	$370,275	$386,677	$409,894
Operating Income	35,131	21,679	33,566	27,996
Net Earnings	27,357	15,791	27,548	21,170

(a) In 2005, PNM adopted FIN 47 and recognized a cumulative effect of a change in accounting principle that decreased 2005 earnings $0.5 million, net of the income tax benefit.

In the opinion of management of PNM, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for such periods have been included.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

TNMP

The unaudited operating results for TNMP by quarters for 2005 and 2004 are as follows:

	Quarter/Period Ended
	Pre-Acquisition *		Post-Acquisition*
	March 31	April 1- June 6	June 6-30	September 30	December 31
	(In thousands)
2005:
Operating Revenues	$ 65,882	$ 46 938	$ 19,235	$ 71,441	$ 63,674
Operating Income	12,370	9,169	4,105	15,214	10,627
Net Earnings Before
Cumulative Effect
of Change in
Accounting Principle	2,876	6,384	2,547	9,643	5,641
Net Earnings	2,876	6,384	2,547	9,643	5,260	(a)

	Quarter Ended
	March 31	June 30		September 30	December 31
	(In thousands)
Pre-Acquisition *
2004:
Operating Revenues	$ 61,653	$ 65,069		$ 74,732	$ 68,211
Operating Income	11,563	12,384		17,080	13,745
Net Earnings Before Extraordinary Item	4,744	5,600		10,809	25,490
Extraordinary Item	-	(97,836)	(b)	-	-
Net Earnings	4,744	(92,236)		10,809	25,490

(a) In 2005, TNMP adopted FIN 47 and recognized a cumulative effect of a change in accounting principle that decreased 2005 earnings $0.4 million, net of the income tax benefit.

(b) During 2004, TNMP recorded an extraordinary loss of $97.8 million, net of tax of $57.3 million, related to the PUCT true-up proceeding regarding TNMP’s stranded costs. See Note 1.

* On June 6, 2005, PNMR completed the acquisition of TNP, parent company of TNMP, effective at 8:00 AM Central Daylight Time.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PNM Resources, Inc. and Public Service Company of New Mexico
Albuquerque, New Mexico

We have audited the consolidated financial statements of PNM Resources, Inc. and subsidiaries and Public Service Company of New Mexico and subsidiary (collectively, the “Companies”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management's assessment of the effectiveness of the Companies’ internal control over financial reporting as of December 31, 2005, and the effectiveness of the Companies’ internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated March 8, 2006 (which reports express unqualified opinions and include explanatory paragraphs regarding the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003, and Financial Accounting Standards Board Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations in 2005, the change in actuarial valuation measurement date for the pension plan and other post-retirement benefits from September 30 to December 31, during 2003, and PNM Resources, Inc.’s acquisition of TNP Enterprises, Inc. in 2005); such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of the Companies listed in Item 15. These financial statement schedules are the responsibility of the Companies’ management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Texas-New Mexico Power Company
Fort Worth, Texas

We have audited the consolidated financial statements of Texas-New Mexico Power Company and subsidiaries (collectively, the “Company”) as of December 31, 2005 and 2004 and the periods June 6, 2005 to December 31, 2005, January 1, 2005 to June 6, 2005 and each of the years ended December 31, 2004 and 2003, and have issued our report thereon dated March 8, 2006 (which report expresses an unqualified opinion and includes explanatory paragraphs regarding PNM Resources, Inc.’s acquisition of Texas-New Mexico Power Company and its parent TNP Enterprises, Inc. in 2005 and the adoption of Financial Accounting Standards Board Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations in 2005); such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audit also included the financial statement schedule of the Company listed in Item 15. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statement taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
March 8, 2006

SCHEDULE I

PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
BALANCE SHEETS

	As of December 31,
	2005	2004
	(In thousands)
Assets
Cash and cash equivalents	$12,219	$388
Intercompany receivables	144,510	81,886
Other current assets	14,390	14,560
Total current assets	171,119	96,834

Property, plant and equipment, net of accumulated
depreciation of $7,063 and $10,066	20,289	47,343
Long-term investments	8,220	22,001
Investment in subsidiaries	1,811,285	1,091,997
Other long-term assets	15,999	7,261
Total long-term assets	1,855,793	1,168,602

Total Assets	$2,026,912	$1,265,436

Liabilities and Stockholders' Equity
Short-term debt	$194,000	$34,000
Current liabilities	94,348	34,476
Long-term debt	343,463	147
Other long-term liabilities	16,809	7,421
Total liabilities	648,620	76,044

Common stock outstanding (no par value, 120,000,000 shares authorized:
issued 68,786,286 and 60,464,595 at December 31, 2005 and 2004, respectively)	813,425	638,826
Accumulated comprehensive income, net of tax	244	-
Retained earnings	564,623	550,566
Total common stockholders' equity	1,378,292	1,189,392

Total Liabilities and Stockholders' Equity	$2,026,912	$1,265,436

See notes to the consolidated financial statements.

PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF EARNINGS

	Year ended December 31,
	2005	2004	2003
		(In thousands)

Operating revenues	$-	$-	$24,999
Operating expenses	14,303	5,157	21,974
Operating income (loss)	(14,303)	(5,157)	3,025
Other income and deductions:
Equity in earnings of subsidiaries	93,344	90,176	94,105
Other income	3,775	1,258	2,600
Other deductions	(32,426)	(932)	(5,207)
Net other income and deductions	64,693	90,502	91,498

Income before income taxes	50,390	85,345	94,523
Income tax benefit	(16,877)	(2,341)	(1,451)

Net Earnings Before Cumulative Effect of Changes in
Accounting Principles	67,267	87,686	95,974

Cumulative effect of changes in accounting principles, net of
tax expense of $26, $0 and $525	(40)	-	(801)
Net Earnings	$67,227	$87,686	$95,173

See notes to the consolidated financial statements.

SCHEDULE I
PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$67,227	$87,686	$95,173
Adjustments to reconcile net earnings to net cash flows
from operating activities:
Depreciation and amortization	677	2,604	1,735
Allowance for equity funds used during construction	-	(66)	(38)
Accumulated deferred income tax	(6,281)	2,131	6,213
Equity in earnings of subsidiaries	(93,344)	(90,176)	(94,105)
Equity-linked units charge	11,348	-	-
Other	(2,123)	-	-
Changes in certain assets and liabilities:
Other assets	(9,039)	(9,030)	(1,591)
Accounts payable	(2,992)	1,053	4,328
Accrued income tax	77,554	(28,013)	6,473
Other liabilities	(28,360)	14,999	20,711
Net cash flows provided (used) from operating activities	14,667	(18,812)	38,899
Cash Flows From Investing Activities:
Property plant and equipment	(615)	(7,256)	(9,363)
Redemption of short-term investments	-	-	80,291
Luna investment		(13,379)
Investment in subsidiaries	(557,229)	-	-
Sale of bond investment	-	12,247	-
Cash dividends from subsidiaries	140,500	23,000	49,581
EIP sale	-	-	36,925
Equity contribution to subsidiaries	-	-	(139,257)
Other	478	174	(8,207)
Net cash flows provided (used) in investing activities	(416,866)	14,786	9,970
Cash Flows From Financing Activities:
Short-term borrowings	160,000	33,282	-
Long-term debt repayments	-	-	(26,152)
Long-term debt borrowings	347,250	-	-
Issuance of common stock	101,231	-	-
Exercise of employee stock options	(9,735)	(16,430)	(9,639)
Dividends paid	(51,128)	(38,263)	(36,115)
Change in intercompany accounts	(135,620)	24,980	23,592
Other	2,032	-	290
Net cash flows generated (used) by financing activities	414,030	3,569	(48,024)
Increase (Decrease) in Cash and Cash Equivalents	11,831	(457)	845
Beginning of Year	388	845	-
End of Year	$12,219	$388	$845
Supplemental cash flow disclosures:
Interest paid, net	$16,780	$(3,145)	$576
Income taxes refunded, net	$(4,179)	$(3,098)	$(18,070)
Non-cash dividends from subsidiaries	$13,150	$-	$-
See notes to the consolidated financial statements.

SCHEDULE II
PNM RESOURCES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

		Additions			Deductions

	Balance at	Charged to	Charged to
	beginning of	costs and	other		Write-off	Balance at
Description	year	expenses	accounts		adjustments	end of year
(In thousands)
Allowance for doubtful accounts,
year ended December 31:
2003	$ 15,575	$ (3,540)	$ -		$ 2,751	$ 9,284

2004	$ 9,284	$ 1,731	$ -		$ 9,686	$ 1,329

2005	$ 1,329	$ 2,780	$ 1,611	(a)	$ 2,067	$ 3,653

(b) Allowance for market and credit
volatility year ended December 31:
2003	$ 2,433	$ (2,433)	$ -		$ -	$ -

2004	$ -	$ 110	$ 164		$ 210	$ 64

2005	$ 64	$ 115	$ -		$ 6	$ 173

(a) Represents the TNP allowance for doubtful accounts at June 6, 2005.

(b) Recorded in other deferred credits on the Consolidated Balance Sheets.

SCHEDULE II
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions

	Balance at	Charged to	Charged to
	beginning of	costs and	other	Write-off	Balance at
Description	year	expenses	accounts	adjustments	end of year
(In thousands)
Allowance for doubtful accounts,
year ended December 31:
2003	$ 15,575	$ (3,540)	$ -	$ 2,751	$ 9,284

2004	$ 9,284	$ 1,731	$ -	$ 9,686	$ 1,329

2005	$ 1,329	$ 140	$ -	$ 34	$ 1,435

(a) Allowance for market and credit
volatility year ended December 31:
2003	$ 2,433	$ (2,433)	$ -	$ -	$ -

2004	$ -	$ 110	$ 164	$ 210	$ 64

2005	$ 64	$ 115	$ -	$ 6	$ 173

(a) Recorded in other deferred credits on the Consolidated Balance Sheets.

SCHEDULE II
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions

	Balance at	Charged to	Charged to
	beginning of	costs and	other	Write-off	Balance at
Description	year	expenses	accounts	adjustments	end of year
(In thousands)
Allowance for doubtful accounts,
year ended December 31:
Pre-Acquisition *
2003	$ 172	$ 358	$ -	$ 174	$ 356

2004	$ 356	$ (39)	$ -	$ 126	$ 191

January 1 - June 6, 2005	$ 191	$ (68)	$ -	$ 52	$ 71

Post-Acquisition *
June 6 - December 31, 2005	$ 71	$ 100	$ -	$ 71	$ 100

* On June 6, 2005, PNMR completed the acquisition of TNP, parent company of TNMP, effective at 8:00 AM Central Daylight Time.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

PNMR, PNM and TNMP each maintain disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of each of the registrants’ disclosure controls and procedures as of the end of the period covered by this report conducted by the registrants’ management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that each of the registrants is able to collect, process, and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

(b) Management’s report on internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting appears on pages B-5 and B-6. These reports are incorporated by reference herein. Management has excluded the acquired company, TNP, from their report on internal control over financial reporting. TNP’s results of operations are significant to the Company’s consolidated financial statements. The financial statements of TNP Enterprises, Inc. and its subsidiaries reflect total assets and revenues constituting 29 and 20 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. A material change in the Company’s internal control over financial reporting due to the acquisition has been disclosed below.

(c) Changes in internal controls.

There have been no changes in the Company’s internal controls over financial reporting for the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

TNP Acquisition

With the acquisition, the Company developed an interface process in the second quarter to transfer the financial reporting information from TNP to the system that the Company uses to produce its consolidated financial statements for internal and external reporting. This was the only material change in internal control that resulted from the acquisition. The Company is currently undergoing a diligent effort to ensure TNP’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As integration activities occur, the Company continues to integrate the Company’s internal controls. This effort will continue until June of 2006, at which time TNP is required to be in compliance with the Act.

ITEM 9B. OTHER INFORMATION

None.

C-1

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Reference is hereby made to “Proposal 1: Election of Directors” in the Company’s Proxy Statement relating to the annual meeting of stockholders to be held on May 16, 2006 (the “2006 Proxy Statement”), to PART I, SUPPLEMENTAL ITEM -“EXECUTIVE OFFICERS OF THE COMPANY” in this Form 10-K, “Other Matters” - “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the 2006 Proxy Statement. The Company intends to satisfy the disclosure requirements of Form 8-K relating to amendments to the Company’s code of ethics applicable to its senior executive and financial officers by posting such information on its Internet website. Information about the Company’s website is included under Part I, Item 1 - “Company Website.”

The Company’s common stock and the publicly issued equity-linked units are listed on the New York Stock Exchange. As a result, the Company’s Chief Executive Officer is required to make an annual certification to the New York Stock Exchange stating that he was not aware of any violations by the Company of the New York Stock Exchange corporate governance listing standards. The Company’s Chief Executive Officer made the most recent certification to the New York Stock Exchange on June 10, 2005.

ITEM 11. EXECUTIVE COMPENSATION

Reference is hereby made to “Executive Compensation”, “Retirement Plan and Related Matters”, “Employment Contracts, Termination of Employment and Change in Control Agreements” and “Director Compensation” in the 2006 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is hereby made to “PNM Resources Common Stock Owned by Executive Officers and Directors,” “Ownership of More Than Five Percent of PNM Resources Common Stock” and “Equity Compensation Plan Information” in the 2006 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is hereby made to the 2006 Proxy Statement for such disclosure as may be required by this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is hereby made to “Audit and Ethics Committee Report” and “Independent Auditor Fees” in the 2006 Proxy Statement. Independent auditor fees for PNM and TNMP are reported in the 2006 Proxy Statement for PNMR. All such fees are fees of PNMR. TNMP auditor fees are included from the date of PNMR’s acquisition of TNP, June 6, 2005.

The following table represents aggregate fees billed to TNMP for the period of January 1 through June 6, 2005 and the year ended December 31, 2004 by Deloitte & Touche LLP, TNMP’s principal accounting firm.

	January 1 -	Year Ended
	June 6, 2005	December 31, 2004
	(In thousands)

Audit Fees (a)	$124	$467
Audit-related Fees (b)	45	28
Tax Fees (c)	4	5
All Other Fees	-	-
Total Fees	$173	$500

D-1

The relevant Audit Committee pre-approved all audit fees in 2005 and 2004.

(a)
Audit fees represent fees for professional services provided in connection with the audit of financial statements and review of quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(b)	Audit-related fees consisted primarily of accounting consultations, employee benefit plan audits, and other attestation services.
(c)	Includes fees for tax compliance, tax planning and tax advice.

D-2

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) - 1. See Index to Financial Statements under Item 8.
(a) - 2. Financial Statement Schedules for the years 2005, 2004, and 2003 are omitted for the reason that they are not required or the information is otherwise supplied under Item 8.

(a) - 3-A. Exhibits Filed:

Exhibit No.		Description
2.1	PNMR
Purchase and Sale Agreement, dated as of January 14, 2006 among Twin Oaks Power LP, Twin Oaks Power III, LP, Sempra Energy, Altura Power L.P. and PNM Resources (Confidential treatment was requested for portions of the exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)

4.6	PNMR	Pledge Agreement, dated as of October 7, 2005, between PNMR and U.S. Bank National Association

4.9	PNMR	Remarketing Agreement, dated as of October 7, 2005, among PNMR, Banc of America Securities LLC, as remarketing agent and U.S. Bank National Association as purchase contract agent.

4.10	PNMR	Registration Rights Agreement, dated as of October 7, 2005, between PNMR, as issuer and Cascade Investment, LLC, as initial holder.

10.13	PNM	Dividend, Assignment and Assumption Agreement, dated November 18, 2005 between PNMR Development and Management Corporation and PNM

10.24**	PNMR	Form of the award agreement for restricted stock rights granted after 2005 under the Omnibus Performance Equity Plan

10.31**	PNMR	2006 Officer Incentive Plan

10.43**	PNMR	Third Amendment to the PNM Resources, Inc. Non-Union Severance Pay Plan effective October 1, 2005

10.132	PNM	Stipulation in the matter of PNM’s application for approval of a certificate of public convenience and necessity for the Afton Generating Station, Case No. 05-00275-UT, dated November 30, 2005

12.1	PNMR	Ratio of Earnings to Fixed Charges

12.2	PNMR	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21	PNMR	Certain subsidiaries of PNM Resources, Inc.

23.1	PNMR	Consent of Deloitte & Touche LLP for PNM Resources, Inc.

23.2	PNM	Consent of Deloitte & Touche LLP for Public Service Company of New Mexico

23.3	TNMP	Consent of Deloitte & Touche LLP for Texas-New Mexico Power Company

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.		Description
31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNMR	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	PNM	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	PNM	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.5	TNMP	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.6	TNMP	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a) - 3-B. Exhibits Incorporated By Reference:

The documents listed below are being filed (as shown above) or have been previously filed on behalf of PNM Resources, PNM or TNMP and are incorporated by reference to the filings set forth below pursuant to Exchange Act Rule 12b-32 and Regulation S-K section 10, paragraph (d).

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s)File No:

Plan of Acquisition
2.0	Stock Purchase Agreement, dated as of July 24, 2004 by and between PNM Resources and SW Acquisition, L.P	2.0 to PNM Resources’ Current Report on Form 8-K filed July 28, 2004	333-32170 PNMR

2.1
Purchase and Sale Agreement, dated as of January 14, 2006 among Twin Oaks Power LP, Twin Oaks Power III, LP, Sempra Energy, Altura Power L.P. and PNM Resources (Confidential treatment was requested for portions of the exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
		2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005	1-32462 PNMR

Articles of Incorporation and By-laws
3.1	Articles of Incorporation of PNM Resources, as amended through June 27, 2005	3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	1-32462 PNMR

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
3.2	Restated Articles of Incorporation of PNM, as amended through May 31, 2002	3.1.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	1-6986 PNM

3.3	Articles of Incorporation of TNMP, as amended through July 7, 2005	3.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	2-97230 TNMP

3.4	Bylaws of PNM Resources, Inc. with all amendments to and including February 14, 2006	3.1 to the Company’s Current Report on Form 8-K filed February 17, 2006.	1-32462 PNMR

3.5	Bylaws of PNM with all amendments to and including May 31, 2002	3.1.2 to the Company’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002	1-6986 PNM

3.6	Bylaws of TNMP as adopted on August 4, 2005	3.2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	2-97230 TNMP

Indentures‡
PNMR
4.1
Purchase Contract and Pledge Agreement, dated as of March 30, 2005, among PNMR, JPMorgan Chase Bank, N.A., as Purchase Contract Agent, and U.S. Bank Trust National Association, as Collateral Agent, Custodial Agent and Securities Intermediary, with Form of Corporate Unit included as Exhibit A and Form of Treasury Unit included as Exhibit B thereto
		10.1 to PNMR’s Current Report on Form 8-K filed March 31, 2005	1-32462 PNMR

4.2	Indenture, dated as of March 15, 2005, between PNMR and JPMorgan Chase Bank, N.A., as Trustee	10.2 to PNMR’s Current Report on Form 8-K filed March 31, 2005	1-32462 PNMR

4.3	Supplemental Indenture No. 1, dated as of March 30, 2005, between the Company and JPMorgan Chase Bank, N.A. as Trustee, with Form of Senior Note included as Exhibit A thereto	10.3 to PNMR’s Current Report on Form 8-K filed March 31, 2005	333-32170 PNMR

4.4	Remarketing Agreement, dated as of March 30, 2005, among PNMR, Banc of America Securities LLC, as Remarketing Agent, and JPMorgan Chase Bank, N.A., as Purchase Contract Agent	10.4 to PNMR’s Current Report on Form 8-K filed March 31, 2005	1-32462 PNMR

4.5
Purchase Contract Agreement, dated as of October 7, 2005, between PNMR and U.S. Bank National Association, as purchase contract agent, with Form of Corporate Unit included as Exhibit A and Form of Treasury Unit included as Exhibit B thereto
		4.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	1-32462 PNMR

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
4.6	Pledge Agreement, dated as of October 7, 2005, between PNMR and U.S. Bank National Association	4.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005	1-32462 PNMR

4.7	Indenture, dated as of October 7, 2005, between PNMR and U.S. Bank National Association, as trustee	4.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	1-32462 PNMR

4.8	Supplemental Indenture, dated as of October 7, 2005, between PNMR and U.S. Bank National Association, as trustee, with Form of Senior Note included as Exhibit A thereto	4.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	1-32462 PNMR

4.9	Remarketing Agreement, dated as of October 7, 2005, among PNMR, Banc of America Securities LLC, as remarketing agent and U.S. Bank National Association as purchase contract agent.	4.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005	1-32462 PNMR

4.10	Registration Rights Agreement, dated as of October 7, 2005, between PNMR, as issuer and Cascade Investment, LLC, as initial holder.	4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005	1-32462 PNMR

PNM
4.11
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
		4-(d) to PNM’s Registration Statement No. 2-99990	2-99990 PNM

4.12
Fifty-third Supplemental Indenture, dated as of March 11, 1998, supplemental to Indenture of Mortgage and Deed of Trust, dated as of June 1, 1947, between PNM and The Bank of New York(formerly Irving Trust Company), as trustee
		4.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.13	Indenture (for Senior Notes), dated as of March 11, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
4.14	First Supplemental Indenture, dated as of March 11, 1998, supplemental to Indenture, dated as of March 11, 1998, Between PNM and The Chase Manhattan Bank, as Trustee	4.5 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.15	Second Supplemental Indenture, dated as of March 11, 1998, supplemental to Indenture, dated as of March 11, 1998, Between PNM and The Chase Manhattan Bank, as Trustee	4.6 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.16	Third Supplemental Indenture, dated as of October 1, 1999 to Indenture dated as of March 11, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.6.1 to PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999	1-6986 PNM

4.17	Fourth Supplemental Indenture, dated as of May 1, 2003 to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee	4.6.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

4.18	Fifth Supplemental Indenture, dated as of May 1, 2003 to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank, as Trustee	4.6.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

4.19	Sixth Supplemental Indenture, dated as of May 1, 2003 to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank, as Trustee	4.6.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

4.20	Indenture (for Senior Notes), dated as of August 1, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.1 to PNM’s Registration Statement No. 33-53367	333-53367 PNM

4.21	First Supplemental Indenture, dated August 1, 1998, supplemental to Indenture, dated as of August 1, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.3 to PNM’s Current Report on Form 8-K Dated August 7, 1998	1-6986 PNM

4.22	Second Supplemental Indenture, dated September 1, 2003, supplemental to Indenture, dated as of August 1, 1998, between PNM and JPMorgan Chase Bank (formerly, The ChaseManhattan Bank), as Trustee	4.7.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003	1-6986 PNM

TNMP
4.23	Indenture, dated January 1, 1999 between TNMP and JPMorgan Chase Bank (successor to The Chase Bank of Texas, N. A.), as Trustee	4(w) to TNMP’s Annual Report on Form 10-K for the year ended December 31, 1998	2-97230 TNMP

4.24	First Supplemental Indenture, dated January 1, 1999, to Indenture, dated January 1, 1999, between TNMP and JPMorgan Chase Bank (successor to The Chase Bank of Texas, N. A.), as Trustee	4(x) to TNMP’s Annual Report on Form 10-K for the year ended December 31, 1998	2-97230 TNMP

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
4.25	Second Supplemental Indenture, dated June 1, 2003, to Indenture, dated January 1, 1999, between TNMP and JPMorgan Chase Bank (successor to The Chase Bank of Texas, N. A.), as Trustee	4 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	2-97230 TNMP

Material Contracts

10.1
Amended and Restated Credit Agreement, dated as of August 15, 2005, among PNM Resources, Inc., the lenders party thereto, Bank of America, N.A., as administrative agent and Wachovia Bank, National Association, as syndication agent.
		10.1 to the Company’s Current Report on Form 8-K filed August 19, 2005	1-32462 PNMR

10.2	Amended and Restated Guaranty Agreement, dated as of August 15, 2005, executed by PNM Resources, Inc., as Guarantor.	10.1 to the Company’s Current Report on Form 8-K filed August 19, 2005	1-32462 PNMR

10.3	Joinder Agreement, dated as of September 30, 2005, between TNMP, as borrower and Bank of America, as administrative agent	10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	2-97230 TNMP

10.4
Old Credit Agreement, dated as of November 15, 2004, among PNM Resources, the lenders party thereto, Bank of America, N.A., as administrative agent and Wachovia Bank National Association, as syndication agent
		10.1 to PNM Resources’ Current Report on Form 8-K filed November 18, 2004	333-32170 PNMR

10.5	Unit Purchase Agreement dated as of August 13, 2004 between PNM Resources and Cascade Investment, L.L.C.	99 to PNM Resources’ Current Report on Form 8-K filed August 19, 2004	333-32170 PNMR

10.6	First Supplement to Unit Purchase Agreement, dated as of June 4, 2005, between PNMR and Cascade	99.2 to the Company’s Current Report on Form 8-K filed June 10, 2005	1-32462 PNMR

10.7	Second Supplement to Unit Purchase Agreement, dated as of July 1, 2005, between PNMR and Cascade	99.1 to the Company’s Current Report on Form 8-K filed July 8, 2005	1-32462 PNMR

10.8
Third Supplement to Unit Purchase Agreement, dated as of August 12, 2005, between PNMR and Cascade and Fourth Supplement to Unit Purchase Agreement, dated as of September 30, 2005, between PNMR and Cascade
		10.4 and 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	1-32462 PNMR

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
10.9	Investment Agreement dated as of June 6, 2005, between PNMR and TNP	10.1 to PNMR’s Current Report on Form 8-K filed June 10, 2005	1-32462 PNMR

10.10	PNM Resources, Inc. 3,400,000 Shares of Common Stock Underwriting Agreement dated March 23, 2005	10.1 to PNMR’s Current Report on Form 8-K filed March 29, 2005	1-32462 PNMR

10.11	PNM Resources, Inc. 4,300,000, 6.75% Equity Units Underwriting Agreement dated March 23, 2005	10.2 to PNMR’s Current Report on Form 8-K filed March 29, 2005	1-32462 PNMR

10.12
Credit Agreement dated as of August 17, 2005, among PNM, the lenders party thereto, Wachovia Bank, National Association, as administrative agent and Union Bank of California, N.A., as syndication agent
		10.3 to the Company’s Current Report on Form 8-K filed August 19, 2005	1-6986 PNM

10.13	Dividend, Assignment and Assumption Agreement, dated November 18, 2005 between PNMR Development and Management Corporation and PNM (Luna Energy Facility)	10.13 to the Company’s Annual Report on form 10-K for the year ended December 31, 2005	1-6986 PNM

10.14
Purchase and Sale Agreement by and between Duke Energy North America, LLC, as seller, and PNM Resources, Phelps Dodge Energy Services, LLC and Tucson Electric Power Company, as purchasers dated as of November 12, 2004
		10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004	333-32170 PNMR

10.15
Distribution, Assignment and Assumption Agreement dated February 24, 2005 among PNMR Development and Management Corporation, Luna Power, LLC, Tucson Electric Power Company ("TEP") and Phelps Dodge Energy Services, LLC ("Phelps")
		10.136 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005	1-32462 PNMR

10.16
Engineering, Procurement and Construction Agreement, dated as of February 24, 2005, among Fluor Enterprises, Inc., as contractor and PNMR Development and Management Corporation, Tucson Electric Power Company  and Phelps Dodge Energy Services, LLC (collectively referred to as  owner). (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
		10.137 to the Company’s Current Report on Form 8-K filed October 12, 2005	1-32462 PNMR

10.17	Receivables Sale Agreement, dated as of April 8, 2003, between PNM Receivables Corp., as buyer and PNM as originator	10.89 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
10.18
Receivables Purchase Agreement, dated as of April 8, 2003, among PNM Receivables Corp., as seller, PNM, as servicer, EagleFunding Capital Corporation, as conduit investor, Fleet National Bank, as an alternate investor and Fleet Securities, Inc., as managing agent and deal agent.
		10.90 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

10.19
Amendment No.1 to Receivables Purchase Agreement dated June 19, 2003; Amendment No. 2 to Receivables Purchase Agreement dated April 6, 2004 and Amendment No. 3 to Receivables Purchase Agreement dated October 15, 2004, among PNM Receivables Corp., as seller, PNM, as servicer, the Investors, Bank of America, N.A., as successor in interest to Fleet Securities, Inc., as managing agent and deal agent
		10.90.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004	1-6986 PNM

10.20
Consent and Waiver Dated as of April 5, 2005 to Receivables Purchase Agreement Dated as of April 8, 2003 among PNM Receivables Corp., as seller, PNM, as servicer, the Investors, Bank of America, N.A., as successor-in-interest to Fleet Securities, Inc., as managing agent and deal agent
		10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	1-6986 PNM

10.21**	PNM Resources, Inc. Amended and Restated Omnibus Performance Equity Plan dated May 17, 2005 (“PEP”)	4.1 to PNM Resources’ Form S-8 Registration Statement filed May 17, 2005	333-125010 PNMR

10.22**	Form of the award agreement for non-qualified stock options granted under the PEP	10.1 to the Company’s Current Report on Form 8-K filed February 17, 2006	1-32462 PNMR

10.23**	Form of the award agreement for restricted stock rights granted in 2004 and 2005 under the PEP	10.2 to the Company’s Current Report on Form 8-K filed February 17, 2006	1-32462 PNMR

10.24**	Form of award agreement for restricted stock rights granted after 2005 under the PEP	10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005	1-32462 PNMR

10.25**	Changes in Director Compensation	10.138 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005	1-32462 PNMR

10.26**	PNM Resources, Inc. Executive Savings Plan dated December 29, 2003	10.75 to PNM Resources and PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003	333-32170 PNMR

10.27**	PNM Resources, Inc. Executive Savings Plan II dated December 15, 2004	4 to PNM Resources’ Registration Statement on Form S-8, File No. 333-12391, filed December 17, 2004	333-12391 PNMR

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
10.28**	First Amendment to the PNM Resources, Inc. Executive Savings Plan II effective June 3, 2005	10.56.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	1-32462 PNMR

10.29**	Texas-New Mexico Company Excess Benefit Plan, As Amended and Restated Effective October 1, 1996.	10.63 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	2-97230 TNMP

10.30**	Amendment to TNMP Excess Benefit Plan, effective January 1, 2005	10.1 to the Company’s Current Report on Form 8-K filed December 14, 2005	2-97230 TNMP

10.31**	2006 Officer Incentive Plan	10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005	1-32462 PNMR

10.32**	2005 Officer Incentive Plan Amended (August 2, 2005)	10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	1-32462 PNMR

10.33**	Summary of Executive Time Off Policy Effective January 1, 2006	10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	1-32462 PNMR

10.34**	Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) (August 16, 1988) (refiled)	10.23 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986 PNM

10.35**	First Amendment to Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) (August 30, 1988) (refiled)	10.23.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986 PNM

10.36**	Second Amendment to Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) (December 29, 1989) (refiled)	10.23.2 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986 PNM

10.37**	Second [Third] Amendment to the Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) dated December 8, 1992	10.22.1 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 2004.	1-6986 PNM

10.38**	Fourth Amendment to the Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan, as amended effective December 7, 1998	10.23.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999	1-6986 PNM

10.39**	Fifth Amendment dated November 27, 2002 to the Restated and Amended PNM Resources, Inc. Accelerated Performance Management Plan	10.23.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002	333-32170 PNMR

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
10.40**	Sixth Amendment dated December 9, 2003 to the PNM Resources, Inc. Restated and Amended Accelerated Performance Management Plan	10.23.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003	333-32170 PNMR

10.41**	Non-Union Severance Pay Plan of PNM Resources, Inc. dated November 19, 2004	10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004	333-32170 PNMR

10.42**	First Amendment to the PNM Resources, Inc. Non-Union Severance Pay Plan effective April 1, 2005 and Second Amendment to the PNM Resources, Inc. Non-Union Severance Pay Plan effective June 6, 2005.	10.31.1 and 10.31.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	1-32462 PNMR

10.43**	Third Amendment to the PNM Resources, Inc. Non-Union Severance Pay Plan effective October 1, 2005	10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005	1-32462 PNM

10.44**	PNM Service Bonus Plan dated October 23, 1984	19.4 to PNM’s Quarterly Report on Form 10-Q or the quarter ended September 30, 1988	1-6986 PNM

10.45**	First Amendment dated November 20, 1985 to PNM Service Bonus Plan	10.11.1 to PNM’s Annual Report on Form 10-K for the fiscal year ending December 31, 1985	1-6986 PNM

10.46**	Second Amendment dated December 29, 1989 to PNM Service Bonus Plan	10.27.2 to PNM’s Annual Report on Form 10-K for the fiscal year ending December 31, 1989	1-6986 PNM

10.47**	Second [Third] Amendment dated December 7, 1998 to PNM Service Bonus Plan	10.45 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999	1-6986 PNM

10.48**	Fourth Amendment dated November 27, 2002 to PNM Resources, Inc. Service Bonus Plan	10.45.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002	333-32170 PNMR

10.49**	Fifth Amendment dated December 9, 2003 to PNM Resources, Inc. Service Bonus Plan	10.45.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003	333-32170 PNMR

10.50**	Public Service Company of New Mexico OBRA ‘93 Retirement Plan effective November 15, 1993	10.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993	1-6986 PNM

10.51**	First Amendment to the Public Service Company of New Mexico OBRA ’93 Retirement Plan, as amended effective December 7, 1998	10.48.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999	1-6986 PNM

10.52**	Second Amendment dated November 27, 2002 to the PNM Resources, Inc. OBRA ’93 Retirement Plan	10.48.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002	333-32170 PNMR

10.53**	Third Amendment dated December 9, 2003 to the PNM Resources, Inc. OBRA ’93 Retirement Plan	10.48.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003	333-32170 PNMR

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
10.54**	Public Service Company of New Mexico Section 415 Plan dated January 1, 1994	10.50 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.55**	First Amendment dated December 7, 1998 and Second Amendment dated August 7, 1999 to PNM Section 415 Plan and Third Amendment dated November 27, 2002 to the PNM Resources, Inc. Section 415 Plan	10.50.1 to the Company’s Annual Report in Form 10-K for the fiscal year ended December 31, 2002	333-32170 PNMR

10.56**	Fourth Amendment dated December 9, 2003 to the PNM Resources, Inc. Section 415 Plan	10.50.2 to the Company’s Annual Report in Form 10-K for the fiscal year ended December 31, 2003	333-32170 PNMR

10.57**	PNM Resources, Inc. Officer Retention Plan dated October 21, 2003	10.51 to the Company’s Annual Report in Form 10-K for the fiscal year ended December 31, 2003	333-32170 PNMR

10.58**	First Amendment to PNM Resources, Inc. Officer Retention Plan dated December 16, 2004	10.46 to the Company’s Annual Report in Form 10-K for the fiscal year ended December 31, 2004	333-32170 PNMR

10.59*	PNM Resources Executive Spending Account Plan dated December 9, 2003	10.52 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2003	333-32170 PNMR

10.60**	First Amendment to PNM Resources Executive Spending Account Plan effective January 1, 2004	10.52.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004	333-32170 PNMR

10.61**	Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan effective March 10, 1998	10.74 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

10.62**	First Amendment to the Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan Dated February 7, 2000	10.74.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000	1-6986 PNM

10.63**	Second Amendment to the Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan, effective December 7, 1998	10.74.2 to PNM's Annual Report on Form 10-K for the fiscal year ended December 31, 2000	1-6986 PNM

10.64**	Third Amendment to the Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan, effective December 10, 2000	10.74.3 to PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000	1-6986 PNM

10.65**	Fourth Amendment to Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan dated December 31, 2001	4.3.5 to PNM Resources’ Post-Effective Amendment No. 1 to Form S-8 Registration Statement filed December 31, 2001	333-03303 PNMR

10.66**	Fifth Amendment to the Third Restated and Amended PNM Resources, Inc. Performance Stock Plan dated September 6, 2002	10.74.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002	333-32170 PNMR

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
10.67**	PNM Resources, Inc. Director Retainer Plan, dated December 31, 2001	4.3 to PNM Resources, Inc. Post-Effective Amendment No. 1 to Form S-8 Registration Statement filed December 31, 2001	333-03289 PNMR

10.68**	First Amendment dated February 17, 2003 to PNM Resources, Inc. Director Retainer Plan	10.40.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003	333-32170 PNMR

10.69**	Supplemental Employee Retirement Agreement, dated March 14, 2000 for Patrick T. Ortiz	10.80 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000	1-6986 PNM

10.70**	Supplemental Employee Retirement Agreement, dated March 22, 2000 for Jeffry E. Sterba	10.81 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000	1-6986 PNM

10.71**	Retention Bonus Agreement executed October 31, 2003 for Jeffry Sterba	10.83 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003	333-32170 PNMR

10.72**	PNM Resources Officer Life Insurance Plan dated April 28, 2004	10.24.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004	333-32170 PNMR

10.73**	First Amendment to PNM Resources Officer Life Insurance Plan dated December 16, 2004	10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.	333-32170 PNMR

10.74**	Long Term Care Insurance Plan effective January 1, 2003	10.87 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002	333-32170 PNMR

10.75**	Executive Long Term Disability effective January 1, 2003	10.88 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002	333-32170 PNMR

10.76	Supplemental Indenture of Lease dated as of July 19, 1966 between PNM and other participants in the Four Corners Project and the Navajo Indian Tribal Council	4-D to PNM’s Registration Statement No. 2-26116	2-26116 PNM

10.77
Amendment and Supplement No. 1 to Supplemental and Additional Indenture of Lease dated April 25, 1985 between the Navajo Tribe of Indians and Arizona Public Service Company, El Paso Electric Company, Public Service Company of New Mexico, Salt River Project Agricultural Improvement and Power District, Southern California Edison Company, and Tucson Electric Power Company (refiled)
		10.1.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1995	1-6986 PNM

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
10.78	Water Supply Agreement between the Jicarilla Apache Tribe and Public Service Company of New Mexico, dated July 20, 2000	10.5 to PNM’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2001	1-6986 PNM

10.79
Arizona Nuclear Power Project Participation Agreement among PNM and Arizona Public Service Company, Salt River Project Agricultural Improvement and Power District, Tucson Gas & Electric Company and El Paso Electric Company, dated August 23, 1973
		5-T to PNM’s Registration Statement No. 2-50338	2-50338 PNM

10.80	Amendments No. 1 through No. 6 to Arizona Nuclear Power Project Participation Agreement	10.8.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1991	1-6986 PNM

10.81	Amendment No. 7 effective April 1, 1982, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.2 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1991	1-6986 PNM

10.82	Amendment No. 8 effective September 12, 1983, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.58 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.83	Amendment No. 9 to Arizona Nuclear Power Project Participation Agreement dated as of June 12, 1984 (refiled)	10.8.4 to PNM’s Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1994	1-6986 PNM

10.84	Amendment No. 10 dated as of November 21, 1985 and Amendment No. 11 dated as of June 13, 1986 and effective January 10, 1987 to Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.5 to PNM’s Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1994	1-6986 PNM

10.85	Amendment No. 12 to Arizona Nuclear Power Project Participation Agreement dated June 14, 1988, and effective August 5, 1988	19.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990	1-6986 PNM

10.86	Amendment No. 13 to the Arizona Nuclear Power Project Participation Agreement dated April 4, 1990, and effective June 15, 1991	10.8.10 to PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990	1-6986 PNM

10.87	Amendment No. 14 to the Arizona Nuclear Power Project Participation Agreement effective June 20, 2000	10.8.9 to PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000	1-6986 PNM

10.88	Underground Coal Sales Agreement, dated August 31, 2001 among San Juan Coal Company, PNM and Tucson Electric Power Company
10.85 to PNM’s Quarterly Report on Form 10-Q for the quarter ending September 31, 2001 (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
1-6986 PNM

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
10.89	Amendment One to Underground Coal Sales Agreement dated December 15, 2003 among San Juan Coal Company, PNM and Tucson Electric Coal Company
10.9.1 to PNM’s Amended Report on Form 10-K for fiscal year ended December 31, 2003 (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
1-6986 PNM

10.90	Amendment Two to Underground Coal Sales Agreement effective September 15, 2004 among San Juan Coal Company, PNM and Tucson Electric Coal Company	10.9.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004	1-6986 PNM

10.91
Amendment Three to Underground Coal Sales Agreement executed April 29, 2005 among San Juan Coal Company, PNM and Tucson Electric Coal Company (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
		10.86.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	1-6986 PNM

10.92
San Juan Unit 4 Early Purchase and Participation Agreement dated as of September 26, 1983 between PNM and M-S-R Public Power Agency, and Modification No. 2 to the San Juan Project Agreements dated December 31, 1983 (refilled)
		10.11 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994	1-6986 PNM

10.93
Amendment No. 1 to the Early Purchase and Participation Agreement between Public Service Company of New Mexico and M-S-R Public Power Agency, executed as of December 16, 1987, for San Juan Unit 4 (refiled)
		10.11.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1997	1-6986 PNM

10.94	Amendment No. 3 to the San Juan Unit 4 Early Purchase and Participation Agreement between Public Service Company of New Mexico and M-S-R Public Power Agency, dated as of October 27, 1999	10.11.3 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1999	1-6986 PNM

10.95	Amended and Restated San Juan Unit 4 Purchase and Participation Agreement dated as of December 28, 1984 between PNM and the Incorporated County of Los Alamos (refiled)	10.12 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1994	1-6986 PNM

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
10.96
Amendment No. 1 to the Amended and Restated San Juan Unit 4 Purchase and Participation Agreement between Public Service Company of New Mexico and M-S-R Public Power Agency, dated as of October 27, 1999
		10.12.1 to PNM’s Annual Report Form 10-K for fiscal year ended December 31, 1999	1-6986 PNM

10.97
Amendment No. 2 to the San Juan Unit 4 Purchase Agreement and Participation Agreement between Public Service Company of New Mexico and The Incorporated County of Los Alamos, New Mexico, dated October 27, 1999
		10.13 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1999	1-6986 PNM

10.98	Participation Agreement among PNM, Tucson Electric Power Company and certain financial institutions relating to the San Juan Coal Trust dated as of December 31, 1981 (refiled)	10.14 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1992	1-6986 PNM

10.99	Interconnection Agreement dated November 23, 1982, between PNM and Southwestern Public Service Company (refiled)	10.16 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1992	1-6986 PNM

10.100*
Facility Lease dated as of December 16, 1985 between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico together with Amendments No. 1, 2 and 3 thereto (refiled)
		10.18 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1995	1-6986 PNM

10.101*	Amendment No. 4 dated as of March 8, 1995, to Facility Lease between Public Service Company of New Mexico and the First National Bank of Boston, dated as of December 16, 1985	10.18.5 to the PNM's Quarter Report on Form10-Q for the quarter ended March 31, 1995	1-6986 PNM

10.102
Facility Lease dated as of July 31, 1986, between the First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico together with Amendments No. 1, 2 and 3 thereto (refiled)
		10.19 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.103	Facility Lease dated as of August 12, 1986, between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico together with Amendments No. 1 and 2 thereto (refiled)	10.20 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.104
Amendment No. 2 dated as of April 10, 1987 to Facility Lease dated as of August 12, 1986, as amended, between The First National Bank of Boston, not in its individual capacity, but solely as Owner Trustee under a Trust Agreement, dated as of August 12, 1986, with MFS Leasing Corp., Lessor and Public Service Company of New Mexico, Lessee (refiled)
		10.20.2 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986 PNM

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
10.105	Amendment No. 3 dated as of March 8, 1995, to Facility Lease between Public Service Company of New Mexico and the First National Bank of Boston, dated as of August 12, 1986	10.20.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995	1-6986 PNM

10.106
Facility Lease dated as of December 15, 1986, between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico (Unit 1 Transaction) together with Amendment No. 1 thereto (refiled)
		10.21 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.107
Facility Lease dated as of December 15, 1986, between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico Unit 2 Transaction) together with Amendment No. 1 thereto (refiled)
		10.22 to PNM’s Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.108
Amendment No. 2 dated as of April 10, 1987 to the Facility Lease dated as of August 12, 1986 between The First National bank of Boston, as Owner Trustee, and PNM. (Unit 2 transaction.) (This is an amendment to a Facility Lease which is substantially similar to the Facility Lease filed as Exhibit 28.1 to the Company’s Current Report on Form 8-K dated August 18, 1986)
		10.53 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1987	1-6986 PNM

10.109	San Juan Unit 4 Purchase and Participation Agreement Public Service Company of New Mexico and the City of Anaheim, California dated April 26, 1991	19.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1991	1-6986 PNM

10.110	Amendment No. 1 to the San Juan Unit 4 Purchase and Participation Agreement between Public Service Company of New Mexico and The City of Anaheim, California, dated October 27, 1999	10.36.1 to Annual Report PNM’s on Form 10-K for fiscal year ended December 31, 1999	1-6986 PNM

10.111	Restated and Amended San Juan Unit 4 Purchase and Participation Agreement between Public Service Company of New Mexico and Utah Associated Municipal Power Systems	10.2.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993	1-6986 PNM

10.112
Amendment No. 1 to the Restated and Amended San Juan Unit 4 Purchase And Participation Agreement between Public Service Company of New Mexico And Utah Associated Municipal Power Systems, dated October 27, 1999
		10.38.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1999	1-6986 PNM

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
10.113
Participation Agreement dated as of June 30, 1983 among Security Trust Company, as Trustee, PNM, Tucson Electric Power Company and certain financial institutions relating to the San Juan Coal Trust (refiled)
		10.61 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.114	Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station dated March 15, 1996, between Public Service Company of New Mexico and Mellon Bank, N.A.	10.68 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996	1-6986 PNM

10.115	Amendment Number One to the Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station dated January 27, 1997, between Public Service Company of New Mexico and Mellon Bank, N.A.	10.68.1 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1997	1-6986 PNM

10.116	Amendment Number Two to the Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station between Public Service Company of New Mexico and Mellon Bank, N.A.	10.68.2 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 2003	1-6986 PNM

10.117
Refunding Agreement No. 8A, dated as of December 23, 1997, among PNM, the Owner Participant Named Therein, State Street Bank and Trust Company, as Owner Trustee, The Chase Manhattan Bank, as Indenture Trustee, and First PV Funding Corporation
		10.73 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

10.118	PVNGS Capital Trust—Variable Rate Trust Notes—PVNGS Note Agreement dated as of July 31, 1998	10.76 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998	1-6986 PNM

10.119
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
		10.77 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999	1-6986 PNM

10.120	January 12, 1994 Stipulation	10.53 to PNM’s Annual Report on form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.121	New Mexico Public Service Commission Order dated July 30, 1987, and Exhibit I thereto, in NMPUC Case No. 2004, regarding the PVNGS decommissioning trust fund (refiled)	10.67 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1997	1-6986 PNM

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
10.122	Stipulation in the matter of the Commission’s investigation of the rates for electric service of Public Service Company of New Mexico, Rate Case No. 2761, dated May 21, 1999	10.78 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999	1-6986 PNM

10.123	Stipulation in the matter of the Commission’s investigation of the rates for electric service of Public Service Company of New Mexico, Rate Case No. 2761, dated May 27, 1999	10.78.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999	1-6986 PNM

10.124	Stipulation in the matter of PNM’s transition plan Utility Case No. 3137, dated October 10, 2002 as amended by Amendment to Stipulated Agreement dated October 18, 2002	10.86 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002	1-6986 PNM

10.125	Settlement Agreement between Public Service Company of New Mexico and Creditors of Meadows Resources, Inc. dated November 2, 1989 (refiled)	10.34 to PNM’s Quarterly Report on Form 10-Q for quarter ended June 30, 2000	1-6986 PNM

10.126	First Amendment dated April 24, 1992 to the Settlement Agreement dated November 2, 1989 among Public Service Company of New Mexico, the lender parties thereto and collateral agent (refiled)	10.34.1 to PNM’s Quarterly Report on Form 10-Q for quarter ended June 30, 2000	1-6986 PNM

10.127	Amendment dated April 11, 1991 among Public Service Company of New Mexico, certain banks and Chemical Bank and Citibank, N.A., as agents for the banks	19.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1991	1-6986 PNM

10.128	Agreement of PNM pursuant to Item 601(b)(4)(iii) of Regulation S-K (refiled)	10.62 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.129	Stipulation dated February 28, 2005 in NMPRC Case No. 04-00315-UT regarding the application of PNM Resources and TNMP for approval of the TNP acquisition	10.134 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005	1-32462 PNMR/ TNMP

10.130
Settlement Agreement dated February 3, 2005, between PNM Resources, Inc. and Texas-New Mexico Power Company, the cities of Dickenson, Lewisville, La Marque, Ft. Stockton and Friendswood, Texas, the Legal and Enforcement Division of the Public Utility Commission of Texas, the Office of Public Utility Counsel, the Texas Industrial Energy Consumers and the Alliance for Retail Markets
		10.1-10.1.7 to the Company’s Current Report on Form 8-K filed February 7, 2005	1-32462 PNMR/ TNMP

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
10.131	Consent Decree entered into by PNM on March 9, 2005 relating to the citizen suit under the Clean Air Act and the excess emissions report matter for SJGS	10.135 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005	1-6986 PNM

10.132	Stipulation in the matter of PNM’s application for approval of a certificate of public convenience and necessity for the Afton Generating Station, Case No. 05-00275-UT, dated November 30, 2005	10.132 to the Company’s Annual report on Form 10-K for the year ended December 31, 2005	1-6986 PNM

10.133	Contract dated April 29, 1987 between TNMP and El Paso Electric Company	10(f), Form 8 applicable to TNMP’s Annual Report on Form 10-K for the year ended December 31, 1986	2-97230 TNMP

10.134	Interconnection Agreement between TNMP and Plains Electric Generation and Transmission Cooperative, Inc. dated July 19, 1984	10(j), Form 8 applicable to TNMP’s Annual Report on Form 10-K for the year ended December 31, 1986	2-97230 TNMP

10.135	Interchange Agreement between TNMP and El Paso Electric Company dated April 29, 1987	10(l), Form 8 applicable to TNMP’s Annual Report on Form 10-K for the year ended December 31, 1986	2-97230 TNMP

10.136	Amendment No.1, dated November 21, 1994, to Interchange Agreement between TNMP and El Paso Electric Company	10(nn)1 to TNMP’s Annual Report on Form 10-K for the year ended December 31, 1994	2-97230 TNMP

10.137	DC Terminal Participation Agreement between TNMP and El Paso Electric Company dated December 8, 1981 as amended	10(m), Form 8 applicable to TNMP’s Annual Report on Form 10-K for the year ended December 31, 1986	2-97230 TNMP

10.138	Wholesale Requirements Power Sale and Services Agreement between PNM and TNMP dated June 29, 2001	10(i) to TNMP’s Form S-4/A filed November 4, 2003	333-108522 TNMP

10.139
Power Supply Service Agreement dated December 22, 2003 between First Choice Power Special Purpose, L.P. (as assignee of First Choice Power, L.P., f/k/a First Choice Power, Inc.) and Constellation Power Source, Inc. (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
		10.1 to TNP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004	2-89800

10.140
Amendment No. 1 to Power and Services Agreement dated June 1, 2004 between First Choice Power Special Purpose, L.P. and Constellation Power Services, Inc. (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
		10.2 to TNP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004	2-89800

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
10.141
Amendment No.2 to Power and Services Agreement dated August 25th, 2004, between First Choice Power Special Purpose and Constellation Energy Commodities Group (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
		10.1 to TNP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005	2-89800

10.142
Amendment No.3 to Power and Services Agreement dated March 7th, 2005, between First Choice Power Special Purpose and Constellation Energy Commodities Group (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
		10.2 to TNP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005	2-89800

18.1	Letter from Deloitte & Touche LLP regarding change in accounting principle for PNM Resources, Inc.	18.1 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2003	333-32170 PNMR

18.2	Letter from Deloitte & Touche LLP regarding change in accounting principle for Public Service Company of New Mexico	18.2 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2003	1-6986 PNM

21	Certain subsidiaries of PNM Resources	21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005	1-32462 PNMR

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
		99.2 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1995	1-6986 PNM

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
99.3
Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of December 16, 1985, between the First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee together with Supplemental Indentures Nos. 1 and 2 (refiled)
		99.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996	1-6986 PNM

99.3.3
Supplemental Indenture No. 3 dated as of March 8, 1995, to Trust Indenture Mortgage, Security Agreement and Assignment of Rents between The First National Bank of Boston and Chemical Bank dated as of December 16, 1985
		99.3.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995	1-6986 PNM

99.4*	Assignment, Assumption and Further Agreement dated as of December 16, 1985, between Public Service Company of New Mexico and The First National Bank of Boston, as Owner Trustee (refiled)	99.4 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1995	1-6986 PNM

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
		99.5 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

99.6
Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of July 31, 1986, between The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee together with Supplemental Indenture No. 1 thereto (refiled)
		99.6 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

99.7	Assignment, Assumption, and Further Agreement dated as of July 31, 1986, between Public Service Company of New Mexico and The First National Bank of Boston, as Owner Trustee (refiled)	99.7 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
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
		99.8 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986 PNM

99.8.1*	Amendment No. 1 dated as of November 18, 1986, to Participation Agreement dated as of August 12, 1986 (refiled)	99.8.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986 PNM

99.9*
Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of August 12, 1986, between the First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee together with Supplemental Indenture No. 1 thereto (refiled)
		99.9 to PNM’s Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

99.9.2
Supplemental Indenture No. 2 dated as of March 8, 1995, to Trust Indenture, Mortgage, Security Agreement and Assignment of Rents between The First National Bank of Boston and Chemical Bank dated as of August 12, 1986
		99.9.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995	1-6986 PNM

99.10*	Assignment, Assumption, and Further Agreement dated as of August 12, 1986, between Public Service Company of New Mexico and The First National Bank of Boston, as Owner Trustee (refiled)	99.10 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986 PNM

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
		99.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986 PNM

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
99.12
Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of December 15, 1986, between The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee (Unit 1 Transaction) (refiled)
		99.12 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986 PNM

99.13
Assignment, Assumption and Further Agreement dated as of December 15, 1986, between Public Service Company of New Mexico and The First National Bank of Boston, as Owner Trustee (Unit 1 Transaction) (refiled)
		99.13 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986 PNM

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
		99.14 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986 PNM

99.15
Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of December 31, 1986, between the First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee (Unit 2 Transaction) (refiled)
		99.15 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

99.16
Assignment, Assumption, and Further Agreement dated as of December 15, 1986, between Public Service Company of New Mexico and The First National Bank of Boston, as Owner Trustee (Unit 2 Transaction) (refiled)
		99.16 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986 PNM

99.17*	Waiver letter with respect to “Deemed Loss Event” dated as of August 18, 1986, between the Owner Participant named therein, and Public Service Company of New Mexico (refiled)	99.17 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

99.18*	Waiver letter with respect to Deemed Loss Event” dated as of August 18, 1986, between the Owner Participant named therein, and Public Service Company of New Mexico (refiled)	99.18 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
99.19
Agreement No. 13904 (Option and Purchase of Effluent), dated April 23, 1973, among Arizona Public Service Company, Salt River Project Agricultural Improvement and Power District, the Cities of Phoenix, Glendale, Mesa, Scottsdale, and Tempe, and the Town of Youngtown (refiled)
		99.19 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

99.20
Agreement for the Sale and Purchase of Wastewater Effluent, dated June 12, 1981, Among Arizona Public Service Company, Salt River Project Agricultural Improvement and Power District and the City of Tolleson, as amended (refiled)
		99.20 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

99.21*
1996 Supplemental Indenture dated as of September 27, 1996 to Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of December 16, 1985 between State Street Bank and Trust Company, as Owner Trustee, and The Chase Manhattan Bank, as Indenture Trustee
		99.21 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996	1-6986 PNM

99.22
1997 Supplemental Indenture, dated as of December 23, 1997, to Trust Indenture, Mortgage, Security Agreement and Assignment of Rents, dated as of August 12, 1986, between State Street Bank and Trust, as Owner Trustee, and The Chase Manhattan Bank, as Indenture Trustee
		99.22 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998	1-6986 PNM

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

** Designates each management contract or compensatory plan or arrangement required to be identified pursuant to paragraph 3 of Item 15(a) of Form 10 -K.

‡ Certain instruments defining the rights of holders of long-term debt of the registrants included in the financial statements of registrants filed herewith have been omitted because the total amount of securities authorized thereunder does not exceed 10% of the total assets of registrants. The registrants hereby agree to furnish a copy of any such omitted instrument to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PNM RESOURCES, INC.
(Registrant)

Date: March 14, 2006	By	/s/ J. E. STERBA
J. E. Sterba
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. E. STERBA	Principal Executive Officer and	March 14, 2006
J. E. Sterba	Chairman of the Board
Chairman, President and
Chief Executive Officer

/s/ C. N. ELDRED	Principal Financial Officer	March 14, 2006
C. N. Eldred
Senior Vice President and
Chief Financial Officer

/s/ T. G. SATEGNA	Principal Accounting Officer	March 14, 2006
T. G. Sategna
Vice President and
Corporate Controller

/s/ A. E. ARCHULETA	Director	March 14, 2006
A. E. Archuleta

/s/ R. G. ARMSTRONG	Director	March 14, 2006
R. G. Armstrong

/s/ J. A. DOBSON	Director	March 14, 2006
J. A. Dobson

/s/ W. L. HUNT	Director	March 14, 2006
W. L. Hunt

/s/ C. E. MCMAHEN	Director	March 14, 2006
C. E. McMahen

/s/ M. T. PACHECO	Director	March 14, 2006
M. T. Pacheco

/s/ R. M. PRICE	Director	March 14, 2006
R. M. Price

/s/ B. S. REITZ	Director	March 14, 2006
B. S. Reitz

/s/ J. B. WOODARD	Director	March 14, 2006
J. B. Woodard

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW MEXICO
(Registrant)

Date: March 14, 2006	By	/s/ J. E. STERBA
J. E. Sterba
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. E. STERBA	Principal Executive Officer and	March 14, 2006
J. E. Sterba	Chairman of the Board
Chairman, President and
Chief Executive Officer

/s/ C. N. ELDRED	Principal Financial Officer	March 14, 2006
C. N. Eldred
Senior Vice President and
Chief Financial Officer

/s/ T. G. SATEGNA	Principal Accounting Officer	March 14, 2006
T. G. Sategna
Vice President and
Corporate Controller

/s/ A. A. COBB	Director	March 14, 2006
A. A. Cobb

/s/ W. D. HOBBS	Director	March 14, 2006
W. D. Hobbs

/s/ C. N. ELDRED	Director	March 14, 2006
C. N. Eldred

/s/ W. J. REAL	Director	March 14, 2006
W. J. Real

/s/ H. W. SMITH	Director	March 14, 2006
H. W. Smith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS-NEW MEXICO POWER COMPANY
(Registrant)

Date: March 14, 2006	By	/s/ W. D. HOBBS
W. D. Hobbs
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. D. HOBBS	Principal Executive Officer and	March 14, 2006
W. D. Hobbs	Chairman of the Board
President and
Chief Executive Officer

/s/ C. N. ELDRED	Principal Financial Officer	March 14, 2006
C. N. Eldred
Senior Vice President and
Chief Financial Officer

/s/ T. G. SATEGNA	Principal Accounting Officer	March 14, 2006
T. G. Sategna
Vice President and
Corporate Controller

/s/ A. A. COBB	Director	March 14, 2006
A. A. Cobb

/s/ W. D. HOBBS	Director	March 14, 2006
W. D. Hobbs