Form 10-K/A
period 2005-12-31
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2006-04-19
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE REGARDING AMENDMENT NO. 1

This Form 10-K/A (the “Amendment”) is being filed to amend Part II, Item 8 of the Registrants’ Annual Reports filed on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the SEC on March 14, 2006 (the “Original Filing”).

The Amendment is being filed solely to correct an inadvertent typographical error that occurred during the conversion of the 10-K to the SEC’s EDGAR system software. After the Company submitted the Original Filing to the SEC, Company management noted a typographical error in the PNM Consolidated Statement of Cash Flows for the year ended December 31, 2005, on page B-26. The line item reported as "Change in intercompany borrowings"

in the Cash Flows From Financing Activities was reported as $25,555 (in thousands) rather than $255 (in thousands). This typographical error did not have an impact on any other amounts reported in PNM’s Consolidated Statement of Cash Flows.

For the convenience of the reader, the Amendment sets forth the Original Filing in its entirety, with the exception of the correction described above. In addition, this Amendment has been signed as of a current date and all certifications of the Registrants’ Chief Executive Officer and Chief Financial Officer are given as of a current date. This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update the Original Filing in any way other than to correct the inadvertent typographical error described above.

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

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	67,800	(64,500)	(25,100)
Long-term debt borrowings	-	-	483,780
Long-term debt repayments	(611)	-	(450,420)
Premium on long-term debt refinancing	-	-	(23,905)
Refund costs of pollution control bonds	-	-	(31,427)
Equity contribution from parent	-	-	126,053
Retirement of preferred stock	-	(1,118)	-
Dividends paid	(91,527)	(23,586)	(49,581)
Change in intercompany borrowings	255	(34,871)	(12,340)
Other, net	55	(328)	(223)
Net cash flows from financing activities	(24,028)	(124,403)	16,837
Increase (Decrease) in Cash and Cash Equivalents	(3,758)	4,841	8,513
Beginning of Year	16,448	11,607	3,094
End of Year	$12,690	$16,448	$11,607

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$51,593	$49,937	$67,500
Income taxes paid (refunded), net	$5	$18,002	$(5,084)

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

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date: April 18, 2006	/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Corporate Controller
(Officer duly authorized to sign this report)