Form 10-Q
period 2006-03-31
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2006-05-10
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

- OR -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

Commission	Name of Registrants, State of Incorporation,	I.R.S. Employer
File Number	Address and Telephone Number	Identification No.
001-32462	PNM Resources, Inc.	85-0468296
(A New Mexico Corporation)
Alvarado Square
Albuquerque, New Mexico 87158
(505) 241-2700

001-06986	Public Service Company of New Mexico	85-0019030
(A New Mexico Corporation)
Alvarado Square
Albuquerque, New Mexico 87158
(505) 241-2700

002-97230	Texas-New Mexico Power Company	75-0204070
(A Texas Corporation)
4100 International Plaza,
P.O. Box 2943
Fort Worth, Texas 76113
(817) 731-0099

Indicate by check mark whether PNM Resources, Inc. (“PNMR”) and Public Service Company of New Mexico (“PNM”) (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) have been subject to such filing requirements for the past 90 days.
YES ✓       NO  __

Indicate by check mark whether Texas New Mexico Power Company (“TNMP”) (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES __     NO ✓

(NOTE: As a voluntary filer, not subject to the filing requirements, TNMP filed all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.)

Indicate by check mark whether PNMR is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ✓	Accelerated filer	Non-accelerated filer

Indicate by check mark whether each of PNM and TNMP is a large accelerated filer, accelerated filer, or non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer	Accelerated filer	Non-accelerated filer ✓

Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES     NO  ✓

As of May 1, 2006, 68,818,632 shares of common stock, no par value per share, of PNMR were outstanding.
The total number of shares of Common Stock of PNM outstanding as of May 1, 2006 was 39,117,799 all held by PNMR (and none held by non-affiliates).
The total number of shares of Common Stock of TNMP outstanding as of May 1, 2006 was 9,615 all held indirectly by PNMR (and none held by non-affiliates).

PNM AND TNMP MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H) (1) (a) AND (b) OF FORM 10-Q AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (H) (2).

This Form 10-Q represents separate filings by PNMR, PNM and TNMP. Information herein relating to an individual registrant is filed by that registrant on its own behalf. PNM makes no representations as to the information relating to PNMR and its subsidiaries other than PNM. TNMP makes no representations as to the information relating to PNMR and its subsidiaries other than TNMP. When this Form 10-Q is incorporated by reference into any filing with the SEC made by PNM or TNMP, the portions of this Form 10-Q that relate to PNMR and its subsidiaries other than PNM or TNMP, respectively are not incorporated by reference therein.

ii

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

INDEX
Page No.
GLOSSARY	1

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

PNM Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
Three Months Ended March 31, 2006 and 2005	3
Condensed Consolidated Balance Sheets
March 31, 2006 and December 31, 2005	4
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2006 and 2005	6
Condensed Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2006 and 2005	8
Public Service Company of New Mexico and Subsidiary
Condensed Consolidated Statements of Earnings
Three Months Ended March 31, 2006 and 2005	9
Condensed Consolidated Balance Sheets
March 31, 2006 and December 31, 2005	10
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2006 and 2005	12
Condensed Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2006 and 2005	14
Texas-New Mexico Power Company and Subsidiaries
Condensed Consolidated Statements of Earnings
Three Months Ended March 31, 2006 and 2005	15
Condensed Consolidated Balance Sheets
March 31, 2006 and December 31, 2005	16
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2006 and 2005	18
Condensed Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2006 and 2005	20
Notes to the Condensed Consolidated Financial Statements

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL	53
CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	76

ITEM 4. CONTROLS AND PROCEDURES	84

PART II. OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS	85

ITEM 1A. RISK FACTORS	85

ITEM 5. OTHER INFORMATION	85

ITEM 6. EXHIBITS	86

Signature	87

iii

GLOSSARY

Afton	Afton Generating Station
Altura	Altura Power L.P.
APB	Accounting Principles Board
APS	Arizona Public Service Company
Avistar	Avistar, Inc.
Board	Board of Directors
BTU	British Thermal Unit
Cal PX	California Power Exchange
Cal ISO	California Independent System Operator
Company	PNM Resources, Inc. and Subsidiaries
Constellation	Constellation Energy Commodities Group, Inc.
Decatherm	1,000,000 BTUs
Delta	Delta-Person Limited Partnership
EaR	Earnings at Risk
EIP	Eastern Interconnection Project
EITF	Emerging Issues Task Force
EPA	United States Environmental Protection Agency
EPE	El Paso Electric Company
ERCOT	Electric Reliability Council of Texas
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FCPSP	First Choice Power Special Purpose, L.P.
Federal Funds Rate	Overnight Rate on Federal funds transactions with members of the Federal Reserve System, as published by the Federal Reserve Bank
FERC	Federal Energy Regulatory Commission
First Choice	First Choice Power, L. P. and Subsidiaries
GAAP	Generally Accepted Accounting Principles in the United
States of America
LIBOR	London Interbank Offered Rate
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MMBTUs	Million British Thermal Units
Moody's	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NMPRC	New Mexico Public Regulation Commission
NSPS	New Source Performance Standards
NSR	New Source Review
NYMEX	New York Mercantile Exchange
O&M	Operations and Maintenance
PEP	PNMR Omnibus Performance Equity Plan
PGAC	Purchased Gas Adjustment Clause
PNM	Public Service Company of New Mexico and Subsidiary
PNMR	PNM Resources, Inc. and Subsidiaries
PPA	Power Purchase Agreement
PRG	Power Resource Group, Inc.
PUCT	Public Utility Commission of Texas

PURPA	Public Utility Regulatory Policy Act of 1978
PVNGS	Palo Verde Nuclear Generating Station
Reeves	Reeves Generating Station
REP	Retail Electricity Provider
RMC	Risk Management Committee
RMRR	Routine Maintenance, Repair or Replacement
SDG&E	San Diego Gas and Electric Company
SEC	United States Securities and Exchange Commission
Sempra	Sempra Generation, a subsidiary of Sempra Energy
SESCO	San Angelo Electric Service Company
SFAS	Statement of Financial Accounting Standards
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
S&P	Standard and Poors Ratings Services
SPS	Southwestern Public Service Company
TCEQ	Texas Commission on Environmental Quality
TECA	Texas Electric Choice Act
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNP	TNP Enterprises, Inc. and Subsidiaries
Throughput	Volumes of gas delivered, whether or not owned by the Company
Twin Oaks	Assets of Twin Oaks Power, LP and Twin Oaks Power III, LP
VaR	Value at Risk
WSPP	Western Systems Power Pool

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
	Three Months Ended March 31,
	2006	2005
	(In thousands, except per share amounts)
Operating Revenues:
Electric	$448,216	$262,443
Gas	207,476	165,233
Other	109	237
Total operating revenues	655,801	427,913

Operating Expenses:
Cost of energy sold	425,972	247,478
Administrative and general	65,305	41,309
Energy production costs	37,587	36,033
Depreciation and amortization	34,330	28,827
Transmission and distribution costs	19,050	14,062
Taxes, other than income taxes	16,964	8,871
Income taxes	10,247	13,391
Total operating expenses	609,455	389,971
Operating income	46,346	37,942

Other Income and Deductions:
Interest income	10,151	9,770
Other income	3,167	3,240
Carrying charges on regulatory assets	1,973	-
Other deductions	(1,516)	(2,136)
Other income taxes	(5,101)	(3,884)
Net other income and deductions	8,674	6,990

Interest Charges	28,563	14,291

Preferred Stock Dividend Requirements of Subsidiary	132	132

Net Earnings	$26,325	$30,509

Net Earnings per Common Share (see Note 5):
Basic	$0.38	$0.50

Diluted	$0.38	$0.50

Dividends Declared per Common Share	$0.220	$0.185

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
	(In thousands)
ASSETS
Utility Plant:
Electric plant in service	$3,341,055	$3,315,642
Gas plant in service	725,869	711,823
Common plant in service and plant held for future use	137,155	135,849
	4,204,079	4,163,314
Less accumulated depreciation and amortization	1,399,032	1,374,599
	2,805,047	2,788,715
Construction work in progress	168,601	168,195
Nuclear fuel, net of accumulated amortization of $17,539 and $14,679	25,738	27,182

Net utility plant	2,999,386	2,984,092

Other Property and Investments:
Investment in lessor notes	275,722	286,678
Other investments	138,942	180,013
Non-utility property, net of accumulated depreciation of $2,189 and $22	8,080	4,214

Total other property and investments	422,744	470,905

Current Assets:
Cash and cash equivalents	45,770	68,199
Special deposits	533	534
Accounts receivable, net of allowance for uncollectible accounts of $4,792 and $3,653	138,801	128,834
Unbilled revenues	112,118	151,773
Other receivables	48,340	64,285
Inventories	43,315	52,037
Regulatory assets	3,377	28,058
Other current assets	102,830	102,577

Total current assets	495,084	596,297

Deferred Charges:
Regulatory assets	350,437	347,279
Prepaid pension cost	92,458	91,444
Goodwill	499,155	499,155
Other intangible assets, net of accumulated amortization of $1,070 and $742	78,184	78,512
Other deferred charges	65,515	57,025

Total deferred charges	1,085,749	1,073,415
	$5,002,963	$5,124,709

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
	(In thousands)
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity:
Common stock outstanding (no par value, 120,000,000 shares authorized: issued
68,818,632 and 68,786,286 at March 31, 2006 and December 31, 2005, respectively)	$817,075	$813,425
Accumulated other comprehensive loss, net of tax	(96,601)	(91,589)
Retained earnings	575,807	564,623

Total common stockholders’ equity	1,296,281	1,286,459
Cumulative preferred stock of subsidiary without mandatory redemption
($100 stated value, 10,000,000 shares authorized: issued 115,293 at
March 31, 2006 and December 31, 2005)	11,529	11,529
Long-term debt	1,744,929	1,746,395

Total capitalization	3,052,739	3,044,383

Current Liabilities:
Short-term debt	330,987	332,200
Accounts payable	120,272	206,648
Accrued interest and taxes	51,549	27,815
Other current liabilities	147,883	156,833

Total current liabilities	650,691	723,496

Long-Term Liabilities:
Accumulated deferred income taxes	433,457	451,263
Accumulated deferred investment tax credits	32,897	33,806
Regulatory liabilities	391,459	402,253
Asset retirement obligations	56,968	55,646
Accrued pension liability and postretirement benefit cost	226,081	227,202
Other deferred credits	158,671	186,660

Total long-term liabilities	1,299,533	1,356,830

Commitments and Contingencies (see Note 9)	-	-
	$5,002,963	$5,124,709

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$26,325	$30,509
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	40,011	36,275
Allowance for equity funds used during construction	47	(470)
Accumulated deferred income tax	(10,279)	(639)
Net unrealized gains on trading and investment securities	(3,933)	(923)
Realized gains on investment securities	(1,407)	(1,616)
Carrying charges on deferred stranded costs	(1,973)	-
Carrying charges on other regulatory assets and liabilities	1,298	-
Stock based compensation expense	4,373	-
Excess tax benefits from stock-based payment arrangements	(313)	-
Other, net	1,139	-
Changes in certain assets and liabilities, net of amounts acquired:
Accounts receivable - customer	14,266	12,595
Accounts receivable - other	14,180	5,748
Unbilled revenues	31,491	18,341
Inventory	8,722	1,525
Regulatory assets	19,285	(3,776)
Other assets	10,280	(4,149)
Accrued postretirement benefit costs	(2,135)	(2,007)
Accounts payable	(102,391)	(22,060)
Accrued interest and taxes	24,046	44,129
PVNGS lease accrual	(16,573)	(16,573)
Other liabilities	(23,919)	(17,548)
Net cash flows from operating activities	32,540	79,361

Cash Flows From Investing Activities:
Utility plant additions	(50,406)	(28,390)
Nuclear fuel additions	(1,415)	(1,303)
Proceeds from sales of securities	30,449	28,222
Purchases of securities	(30,301)	(28,689)
Return of principal PVNGS lessor notes	10,956	9,998
Other, net	870	1,034
Net cash flows from investing activities	(39,847)	(19,128)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(1,213)	(72,900)
Long-term debt borrowings	-	239,832
Issuance of common stock	-	101,231
Net activity related to stock-based payment arrangements	(1,088)	(5,639)
Excess tax benefits from stock-based payment arrangements	313	-
Dividends paid	(13,758)	(11,318)
Other, net	624	145
Net cash flows from financing activities	(15,122)	251,351

Increase (Decrease) in Cash and Cash Equivalents	(22,429)	311,584
Beginning of Period	68,199	17,195
End of Period	$45,770	$328,779

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$25,750	$12,370

Income taxes paid (refunded), net	$-	$(20,369)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands)

Net Earnings	$26,325	$30,509
Other Comprehensive Income (Loss):

Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during the period,
net of tax (expense) benefit of $(7,605) and $66	11,604	(101)
Reclassification adjustment for gains included in net income,
net of tax expense of $319 and $498	(486)	(760)

Mark-to-market adjustment for certain derivative transactions:
Change in fair market value of designated cash flow hedges,
net of tax (expense) benefit of $9,064 and $(2,070)	(14,646)	3,159
Reclassification adjustment for gains included in net income,
net of tax expense of $1,195 and $917	(1,484)	(1,399)

Total Other Comprehensive Income (Loss)	(5,012)	899

Total Comprehensive Income	$21,313	$31,408

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
	Three Months Ended March 31,
	2006	2005
	(In thousands)
Operating Revenues:
Electric	$311,467	$262,443
Gas	207,476	165,233
Total operating revenues	518,943	427,676

Operating Expenses:
Cost of energy sold	339,262	247,412
Administrative and general	41,128	40,479
Energy production costs	37,587	36,033
Depreciation and amortization	24,855	27,945
Transmission and distribution costs	14,307	14,063
Taxes, other than income taxes	9,313	8,292
Income taxes	14,962	14,643
Total operating expenses	481,414	388,867
Operating income	37,529	38,809

Other Income and Deductions:
Interest income	9,353	9,206
Other income	1,828	3,276
Other deductions	(851)	(1,164)
Other income taxes	(4,011)	(3,841)
Net other income and deductions	6,319	7,477

Interest Charges	13,420	13,800

Net Earnings	30,428	32,486

Preferred Stock Dividend Requirements	132	132

Net Earnings Available for Common Stock	$30,296	$32,354

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
	(In thousands)
ASSETS
Utility Plant:
Electric plant in service	$2,596,062	$2,576,182
Gas plant in service	725,869	711,823
Common plant in service and plant held for future use	72,806	74,857
	3,394,737	3,362,862
Less accumulated depreciation and amortization	1,223,484	1,205,386
	2,171,253	2,157,476
Construction work in progress	139,985	137,663
Nuclear fuel, net of accumulated amortization of $17,539 and $14,679	25,738	27,182

Net utility plant	2,336,976	2,322,321

Other Property and Investments:
Investment in lessor notes	275,722	286,678
Other investments	128,892	170,422
Non-utility property	966	966

Total other property and investments	405,580	458,066

Current Assets:
Cash and cash equivalents	6,636	12,690
Special deposits	263	263
Accounts receivable, net of allowance for uncollectible accounts of $1,457 and $1,435	97,494	108,569
Unbilled revenues	95,128	121,453
Other receivables	44,293	53,546
Inventories	41,538	50,411
Regulatory assets	3,377	28,058
Other current assets	55,707	75,885

Total current assets	344,436	450,875

Deferred Charges:
Regulatory assets	223,551	223,325
Prepaid pension cost	92,458	91,444
Other deferred charges	47,544	41,720

Total deferred charges	363,553	356,489
	$3,450,545	$3,587,751

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
	(In thousands)
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholder’s equity:
Common stock outstanding (no par value, 40,000,000 shares authorized:
issued 39,117,799 at March 31, 2006 and December 31, 2005)	$765,500	$765,500
Accumulated other comprehensive loss, net of tax	(92,860)	(90,515)
Retained earnings	362,837	332,542

Total common stockholder’s equity	1,035,477	1,007,527
Cumulative preferred stock without mandatory redemption ($100 stated value,
10,000,000 shares authorized: issued 115,293 at March 31, 2006 and
December 31, 2005)	11,529	11,529
Long-term debt	986,764	987,068

Total capitalization	2,033,770	2,006,124

Current Liabilities:
Short-term debt	103,287	128,200
Accounts payable	83,753	170,517
Affiliate accounts payable	51,524	50,070
Accrued interest and taxes	52,907	15,951
Other current liabilities	66,410	98,753

Total current liabilities	357,881	463,491

Long-Term Liabilities:
Accumulated deferred income taxes	282,574	300,752
Accumulated deferred investment tax credits	31,554	32,266
Regulatory liabilities	333,959	346,007
Asset retirement obligations	56,247	54,940
Accrued pension liability and postretirement benefit cost	216,477	217,092
Other deferred credits	138,083	167,079

Total long-term liabilities	1,058,894	1,118,136
Commitments and Contingencies (see Note 9)	-	-
	$3,450,545	$3,587,751

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$30,428	$32,486
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	29,780	35,393
Allowance for equity funds used during construction	1	(470)
Accumulated deferred income tax	(11,832)	(639)
Net unrealized gains on trading securities	(504)	(923)
Realized gains on investment securities	(1,407)	(1,616)
Carrying charges on other regulatory assets and liabilities	1,298	-
Changes in certain assets and liabilities:
Accounts receivable - customer	11,075	12,595
Accounts receivable - other	9,253	7,151
Unbilled revenues	26,326	18,341
Inventory	8,873	1,719
Regulatory assets	20,899	(3,776)
Other assets	14,942	(573)
Accrued postretirement benefit costs	(1,628)	(2,007)
Accounts payable	(86,765)	(27,888)
Accrued interest and taxes	36,800	20,062
PVNGS lease accrual	(16,573)	(16,573)
Other liabilities	(24,948)	(29,241)
Net cash flows from operating activities	46,018	44,041

Cash Flows From Investing Activities:
Utility plant additions	(37,391)	(23,686)
Nuclear fuel additions	(1,415)	(1,303)
Proceeds from sales of securities	30,449	28,222
Purchases of securities	(30,301)	(28,689)
Return of principal PVNGS lessor notes	10,956	9,998
Other, net	652	513
Net cash flows from investing activities	(27,050)	(14,945)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(24,913)	(38,600)
Long-term debt repayments	(149)	-
Dividends paid	(132)	(132)
Change in affiliate borrowings	-	843
Other, net	172	(93)
Net cash flows from financing activities	(25,022)	(37,982)

Decrease in Cash and Cash Equivalents	(6,054)	(8,886)
Beginning of Period	12,690	16,448
End of Period	$6,636	$7,562

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$11,935	$11,415

Income taxes paid, net	$-	$-

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands)

Net Earnings Available for Common Stock	$30,296	$32,354
Other Comprehensive Income (Loss):

Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during the period,
net of tax (expense) benefit of $(7,605) and $66	11,604	(101)
Reclassification adjustment for gains included in net income,
net of tax expense of $319 and $498	(486)	(760)

Mark-to-market adjustment for certain derivative transactions:
Change in fair market value of designated cash flow hedges,
net of tax (expense) benefit of $6,607 and $(2,070)	(10,081)	3,159
Reclassification adjustment for gains included in net income,
net of tax expense of $2,217 and $917	(3,382)	(1,399)

Total Other Comprehensive Income (Loss)	(2,345)	899

Total Comprehensive Income	$27,951	$33,253

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Post-Acquisition	Pre-Acquisition
	Three Months Ended March 31,
	2006	2005
	(In thousands)
Operating Revenues:
Electric	$62,685	$65,882
Total operating revenues	62,685	65,882

Operating Expenses:
Cost of energy sold	27,172	27,092
Administrative and general	11,231	6,497
Depreciation and amortization	7,731	7,518
Transmission and distribution costs	4,713	5,167
Taxes, other than income taxes	5,607	6,033
Income taxes	(680)	2,247
Total operating expenses	55,774	54,554
Operating income	6,911	11,328

Other Income and Deductions:
Interest income	255	290
Other income	186	271
Carrying charges on regulatory assets	1,973	(2,801)
Other deductions	(30)	(49)
Other income taxes	(912)	869
Net other income and deductions	1,472	(1,420)

Interest Charges	7,227	7,032

Net Earnings	$1,156	$2,876

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
	(In thousands)
ASSETS
Utility Plant:
Electric plant in service	$887,249	$877,893
Construction work in progress	3,515	7,138
Common plant in service and plant held for future use	589	589
	891,353	885,620
Less accumulated depreciation and amortization	302,199	296,611

Net utility plant	589,154	589,009

Other Property and Investments:
Other investments	548	548
Non-utility property, net of accumulated depreciation of $3 and $3	2,120	2,120

Total other property and investments	2,668	2,668

Current Assets:
Cash and cash equivalents	17,117	16,228
Accounts receivable, net of allowance for uncollectible accounts of $79 and $100	11,018	13,191
Federal income tax refund	36,437	36,392
Unbilled revenues	6,995	6,679
Other receivables	1,568	6,087
Inventories	1,487	1,478
Other current assets	65	1,211

Total current assets	74,687	81,266

Deferred Charges:
Stranded costs	87,316	87,316
Carrying charges on stranded costs	35,890	33,918
Other regulatory assets	3,679	2,720
Goodwill	456,088	456,088
Other deferred charges	3,681	4,948

Total deferred charges	586,654	584,990
	$1,253,163	$1,257,933

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
	(In thousands)
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholder’s equity:
Common stock outstanding ($10 par value, 12,000,000 shares authorized:
issued 9,615 at March 31, 2006 and December 31, 2005)	$96	$96
Paid-in-capital	583,130	583,130
Accumulated other comprehensive loss, net of tax	(29)	(29)
Retained earnings	6,606	5,450

Total common stockholder’s equity	589,803	588,647
Long-term debt	415,938	415,864

Total capitalization	1,005,741	1,004,511

Current Liabilities:
Accounts payable	13,083	11,913
Accrued interest and taxes	17,807	24,250
Accrued payroll and benefits	2,385	3,268
Other current liabilities	5,017	5,516

Total current liabilities	38,292	44,947

Long-Term Liabilities:
Accumulated deferred income taxes	140,032	139,405
Accumulated deferred investment tax credits	1,343	1,540
Regulatory liabilities	57,500	56,246
Accrued pension liability	2,875	3,585
Accrued postretirement benefit cost	6,728	6,525
Other deferred credits	652	1,174

Total long-term liabilities	209,130	208,475
Commitments and Contingencies (see Note 9)	-	-
	$1,253,163	$1,257,933

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Post-Acquisition	Pre-Acquisition
	Three Months Ended March 31,
	2006	2005
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$1,156	$2,876
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	7,805	7,592
Allowance for equity funds used during construction	(47)	(39)
Accumulated deferred income tax	430	(1,486)
Carrying charges on deferred stranded costs	(1,973)	2,801
Interest on retail competition transition obligation	437	-
Other, net	(7)	-
Changes in certain assets and liabilities:
Accounts receivable	2,194	243
Unbilled revenues	(316)	2,469
Other assets	1,838	2,739
Accrued postretirement benefit costs	(507)	329
Accounts payable	725	(4,999)
Accrued interest and taxes	(6,477)	(4,498)
Change in affiliate accounts	4,528	540
Other liabilities	(1,746)	2,745
Net cash flows from operating activities	8,040	11,312

Cash Flows From Investing Activities:
Utility plant additions	(7,216)	(9,447)
Other, net	31	(160)
Net cash flows from investing activities	(7,185)	(9,607)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Post-Acquisition	Pre-Acquisition
	Three Months Ended March 31,
	2006	2005
	(In thousands)
Cash Flows From Financing Activities:
Other, net	34	-
Net cash flows from financing activities	34	-

Increase in Cash and Cash Equivalents	889	1,705
Beginning of Period	16,228	65,759
End of Period	$17,117	$67,464

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$5,482	$5,242

Income taxes paid, net	$-	$-

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Post-Acquisition	Pre-Acquisition
	Three Months Ended March 31,
	2006	2005
	(In thousands)

Net Earnings	$1,156	$2,876
Other Comprehensive Income:

Interest rate hedge net of reclassification adjustment, net of income
tax benefit (expense) of $0 and $(79)	-	129

Total Other Comprehensive Income	-	129

Total Comprehensive Income	$1,156	$3,005

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Significant Accounting Policies and Responsibility for Financial Statements

In the opinion of the management of PNMR, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments which are necessary to present fairly the Company’s financial position at March 31, 2006 and December 31, 2005, the consolidated results of its operations and comprehensive income for the three months ended March 31, 2006 and 2005 and the consolidated statements of cash flows for the three months ended March 31, 2006 and 2005. These Condensed Consolidated Financial Statements are unaudited, and certain information and note disclosures normally included in the Company’s annual Consolidated Financial Statements have been condensed or omitted, as permitted under the applicable rules and regulations. PNMR’s three primary subsidiaries are PNM, TNMP and First Choice. Readers of these financial statements should refer to PNMR’s, PNM’s and TNMP’s audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2005 that are included in their respective Annual Reports on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2005. The results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

TNP Acquisition

As discussed in Note 2, on June 6, 2005, PNMR completed the acquisition of TNP effective at 8:00 AM Central Daylight Time. The acquisition was accounted for using the purchase method of accounting. The purchase accounting entries are reflected on PNMR’s financial statements as of the purchase date. PNMR “pushed down” the effects of purchase accounting to the financial statements of TNP’s principal subsidiaries, TNMP and First Choice. Accordingly, TNMP’s post-acquisition financial statements reflect a new basis of accounting, and separate financial statements and note amounts in tabular format are presented for pre-acquisition and post-acquisition periods, separated by a heavy black line.

Presentation

The Notes to Condensed Consolidated Financial Statements include disclosures for PNMR, PNM and TNMP. For discussion purposes, this report will use the term “Company” when discussing matters of common applicability to PNMR, PNM and TNMP. Discussions regarding only PNMR, PNM or TNMP will be clearly indicated as such.

The Company’s accounting policies conform to the provisions of SFAS No. 71, as amended, “Accounting for the Effects of Certain Types of Regulation,” (“SFAS 71”), as applicable. In accordance with SFAS 71, the Company has deferred certain costs and recorded certain liabilities pursuant to the rate actions of the FERC, the NMPRC and the PUCT.

Change in Presentation

Certain amounts in the 2005 Condensed Consolidated Financial Statements and Notes thereto for PNMR, PNM and TNMP have been reclassified to conform to the 2006 financial statement presentation. Specifically, certain amounts in the 2005 Condensed Consolidated Financial Statements and Notes thereto of TNMP have been reclassified to conform to PNMR’s presentation for comparability.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and subsidiaries in which it owns a majority voting interest. Corporate administrative and general expenses, which represent costs that are driven primarily by corporate level activities, are allocated to the business segments. Other significant intercompany transactions between PNMR, PNM and TNMP in 2006 or 2005 include energy purchases and sales, dividends paid on common stock and consolidation of the PVNGS capital trust. All significant intercompany transactions and balances have been eliminated. See Note 12.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Stock-Based Compensation

See Note 6 for a comprehensive discussion of the accounting for stock-based compensation expense, including a discussion of the assumptions used to estimate the fair market value of awards.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Carrying Charges on Stranded Costs

TNMP’s estimate of allowable carrying charges on stranded costs that it may recover from its transmission and distribution customers is based on a United States Supreme Court ruling, and the PUCT’s application of that ruling. As of March 31, 2006 and December 31, 2005, the regulatory asset recorded on the Condensed Consolidated Balance Sheets for carrying costs was $35.9 million and $33.9 million, respectively (see Note 10).

(2) Acquisitions

TNP

On June 6, 2005, PNMR acquired all of the outstanding common shares of TNP, including its principal subsidiaries, TNMP and First Choice. The aggregate purchase price was $1,221 million, including a net payment to the previous owner of $162.0 million consisting of $74.6 million of cash and common stock valued at $87.4 million. The results of TNP’s operations have been included in the Condensed Consolidated Financial Statements of PNMR from that date.

Twin Oaks

On April 18, 2006, PNMR’s wholly owned subsidiary, Altura, purchased Twin Oaks, a 305 MW coal-fired power plant located 150 miles south of Dallas, Texas for $480.0 million in cash. PNMR secured bridge financing for Altura to close the transaction (see Note 7). It is expected that permanent financing will be provided by a combination of long-term debt and equity.

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

REGULATED OPERATIONS

PNM Electric

PNM Electric consists of the operations of PNM, a regulated utility. PNM Electric provides integrated electricity services that include the generation, transmission and distribution of electricity for retail electric customers in New Mexico and the sale of transmission to third parties as well as to PNM Wholesale and TNMP Electric.

TNMP Electric

TNMP Electric consists of the operations of TNMP, a regulated utility. In Texas, TNMP Electric provides regulated transmission and distribution services. In New Mexico, TNMP Electric provides integrated electricity services that include the transmission, distribution, purchase and sale of electricity to its New Mexico customers as well as transmission to third parties and to PNM. TNMP Electric's Texas and New Mexico operations are subject to traditional cost-of-service regulation.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM Gas

PNM Gas distributes natural gas to most of the major communities in New Mexico. The customer base of PNM Gas includes both sales-service customers and transportation-service customers. PNM Gas purchases natural gas in the open market and resells it at cost to its sales-service customers. As a result, increases or decreases in gas revenues resulting from gas price fluctuations do not impact PNMR’s or PNM’s consolidated gross margin or earnings.
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

Adjustments related to EITF Issue 03-11, “Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133 and Not Held for Trading Purposes” (“EITF 03-11”), are included in Corporate and Other. This requires a net presentation of trading gains and losses and realized gains and losses for certain non-trading derivatives. Management evaluates PNM Wholesale operations on a gross presentation basis due to its primarily net asset-backed marketing strategy and the importance it places on the Company’s ability to repurchase and remarket previously sold capacity.

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

CORPORATE AND OTHER

PNMR created PNMR Services Company, a services company, which began operation on January 1, 2005, and is included in the Corporate and Other segment. PNMR provides energy and technology related services through its wholly owned subsidiary, Avistar, and those results are also included in the Corporate and Other segment.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR Segment Information

Summarized financial information for PNMR by business segment for the three months ended March 31, 2006 is as follows (in thousands):

	Regulated			Unregulated
Segments of Business	PNM	TNMP	PNM	PNM	First	Corporate
	Electric	Electric	Gas	Wholesale	Choice	& Other		Consolidated
2006:
Operating revenues	$136,596	$46,969	$207,476	$164,311	$105,082	$(4,633)	(a)	$655,801
Intersegment revenues	2,182	15,716	49	15,177	-	(33,124)		-
Total revenues	138,778	62,685	207,525	179,488	105,082	(37,757)		655,801
Less: Cost of energy	45,474	27,172	157,691	142,877	90,335	(37,577)	(a)	425,972
Intersegment energy
Transfer	(5,178)	-	-	5,178	-	-		-
Gross margin	98,482	35,513	49,834	31,433	14,747	(180)		229,829
Operating expenses	67,154	21,532	25,090	11,785	13,178	167	(b)	138,906
Depreciation and
amortization	14,972	7,731	5,920	3,161	498	2,048		34,330
Income taxes	3,072	(673)	6,266	5,014	300	(3,732)	(b)	10,247
Operating income	13,284	6,923	12,558	11,473	771	1,337		46,346

Interest income	6,511	255	1,265	1,279	392	449		10,151
Other income/(deductions)	198	2,129	101	706	(10)	368		3,492
Other income taxes	(2,656)	(912)	(541)	(786)	(139)	(67)		(5,101)
Interest charges	(8,597)	(7,227)	(2,997)	(3,821)	(224)	(5,697)		(28,563)
Segment net income (loss)	$8,740	$1,168	$10,386	$8,851	$790	$(3,610)		$26,325

Gross property additions	$30,316	$7,216	$4,365	$3,751	$297	$5,876		$51,821

At March 31, 2006:
Total assets	$1,913,142	$1,257,517	$650,588	$406,267	$238,588	$536,861		$5,002,963
Goodwill	$-	$456,088	$-	$-	$43,067	$-		$499,155

(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $4.7 million are reclassified to a net margin basis in accordance with GAAP.
(b)	Includes TNP acquisition integration costs of $0.9 million and an income tax benefit of $0.4 million in income taxes.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information for PNMR by business segment for the three months ended March 31, 2005 is as follows (in thousands):

	Regulated			Unregulated
Segments of Business	PNM	TNMP	PNM	PNM	First	Corporate
	Electric	Electric	Gas	Wholesale	Choice	& Other		Consolidated
2005:
Operating revenues	$132,491	$-	$165,233	$132,004	$-	$(1,815)	(a)	$427,913
Intersegment revenues	1,691	-	53	-	-	(1,744)		-
Total revenues	134,182	-	165,286	132,004	-	(3,559)		427,913
Less: Cost of energy	47,403	-	114,435	89,312	-	(3,672)	(a)	247,478
Intersegment energy
Transfer	(14,123)	-	-	14,123	-	-		-
Gross margin	100,902	-	50,851	28,569	-	113		180,435
Operating expenses	63,337	-	24,091	10,888	-	1,959		100,275
Depreciation and
amortization	17,558	-	5,576	3,987	-	1,706		28,827
Income taxes	4,499	-	7,229	3,831	-	(2,168)		13,391
Operating income (loss)	15,508	-	13,955	9,863	-	(1,384)		37,942

Interest income	7,216	-	756	1,344	-	454		9,770
Other income/(deductions)	557	-	77	933	-	(595)		972
Other income taxes	(3,077)	-	(330)	(901)	-	424		(3,884)
Interest charges	(8,643)	-	(2,924)	(4,016)	-	1,292		(14,291)
Segment net income	$11,561	$-	$11,534	$7,223	$-	$191		$30,509

Gross property additions	$14,624	$-	$8,946	$3,667	$-	$2,456		$29,693

At December 31, 2005:
Total assets	$1,937,811	$1,257,933	$721,021	$421,377	$229,977	$556,590		$5,124,709
Goodwill	$-	$456,088	$-	$-	$43,067	$-		$499,155

(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $2.1 million are reclassified to a net margin basis in accordance with GAAP.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM Segment Information

Summarized financial information for PNM by business segment for the three months ended March 31, 2006 is as follows (in thousands):

Segments of Business	PNM	PNM	PNM
	Electric	Gas	Wholesale	Other		Consolidated
2006:
Operating revenues	$136,596	$207,476	$164,311	$(4,741)	(a)	$503,642
Intersegment revenues	2,182	49	15,177	(2,107)		15,301
Total revenues	138,778	207,525	179,488	(6,848)		518,943
Less: Cost of energy	45,474	157,691	142,877	(6,780)	(a)	339,262
Intersegment energy transfer	(5,178)	-	5,178	-		-
Gross margin	98,482	49,834	31,433	(68)		179,681
Operating expenses	67,154	25,090	11,785	(1,694)		102,335
Depreciation and amortization	14,972	5,920	3,161	802		24,855
Income taxes	3,072	6,266	5,014	610		14,962
Operating income	13,284	12,558	11,473	214		37,529

Interest income	6,511	1,265	1,279	298		9,353
Other income/(deductions)	198	101	706	(160)		845
Other income taxes	(2,656)	(541)	(786)	(28)		(4,011)
Interest charges	(8,597)	(2,997)	(3,821)	1,995		(13,420)
Segment net income	$8,740	$10,386	$8,851	$2,319		$30,296

Gross property additions	$30,316	$4,365	$3,751	$374		$38,806

At March 31, 2006:
Total assets	$1,913,142	$650,588	$406,267	$480,548		$3,450,545

(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $4.7 million are reclassified to a net margin basis in accordance with GAAP.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information for PNM by business segment for the three months ended March 31, 2005 is as follows (in thousands):

Segments of Business	PNM	PNM	PNM
	Electric	Gas	Wholesale	Other		Consolidated
2005:
Operating revenues	$132,491	$165,233	$132,004	$(2,052)	(a)	$427,676
Intersegment revenues	1,691	53	-	(1,744)		-
Total revenues	134,182	165,286	132,004	(3,796)		427,676
Less: Cost of energy	47,403	114,435	89,312	(3,738)	(a)	247,412
Intersegment energy
transfer	(14,123)	-	14,123	-		-
Gross margin	100,902	50,851	28,569	(58)		180,264
Operating expenses	63,337	24,091	10,888	551		98,867
Depreciation and amortization	17,558	5,576	3,987	824		27,945
Income taxes	4,499	7,229	3,831	(916)		14,643
Operating income (loss)	15,508	13,955	9,863	(517)		38,809

Interest income	7,216	756	1,344	(110)		9,206
Other income/(deductions)	557	77	933	413		1,980
Other income taxes	(3,077)	(330)	(901)	467		(3,841)
Interest charges	(8,643)	(2,924)	(4,016)	1,783		(13,800)
Segment net income	$11,561	$11,534	$7,223	$2,036		$32,354

Gross property additions	$14,624	$8,946	$3,667	$(2,248)		$24,989

At December 31, 2005:
Total assets	$1,937,811	$721,021	$421,377	$507,542		$3,587,751

(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $2.1 million are reclassified to a net margin basis in accordance with GAAP.

TNMP

TNMP operates in only one reportable segment; therefore tabular presentation of segment data is not required.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)  Fair Value of Financial Instruments

The Company may enter into agreements for the sale or purchase of derivative instruments, including options and swaps, to manage risks related to changes in interest rates. At the inception of any such transaction, the Company documents the relationships between the hedging instruments and the items being hedged. This documentation includes the strategy that supports executing the specific transaction. See Note 7 for details regarding interest rate swaps PNMR has entered into.

GAAP defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current transaction. Fair value is based on current market quotes. The market prices used to fair value PNM’s energy portfolio are based on closing exchange prices and over-the-counter quotations.

PNMR

Normal Sales and Purchases Transactions

PNMR’s subsidiary, First Choice, enters into physical energy contracts to meet the needs of its competitive and price-to-beat customer load. These contracts qualify for “normal” accounting designation pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as the energy purchased is physically delivered and sold to First Choice customers within ERCOT. Expenses related to these purchases are recorded in cost of energy.

Hedge Accounting Transactions

First Choice also enters into natural gas transactions to hedge the variable component of certain heat-rate power products used to serve customer load. These products are priced based on gas to power conversion rates using the spot price for natural gas. The contracts qualify for hedge accounting treatment under SFAS 133 and there is no hedge ineffectiveness on these transactions because the underlying contract and the derivative instrument are both indexed to the NYMEX rates. As a result any market changes in valuation are recorded in other comprehensive income. The fair value of the natural gas hedges as of March 31, 2006, was a short-term loss of $6.0 million, of which $6.4 million is recorded in other current liabilities and $0.4 million is recorded in other current assets. For the three months ended March 31, 2006, First Choice’s cost of energy includes losses of $7.8 million related to the settlement of natural gas hedges.

Mark-to-Market Transactions

    Electricity Contracts

First Choice enters into various forward physical contracts for the purchase and sale of electricity with the intent of optimizing market opportunities. These contracts, which are derivatives, do not qualify for “normal” or “hedge” designation pursuant to SFAS 133, and are marked to market. At March 31, 2006, First Choice had a short-term mark-to-market unrealized gain (asset position) of $14.0 million recorded in other current assets. First Choice also had a short-term mark-to-market unrealized loss (liability position) of $11.7 million recorded in other current liabilities and a long-term mark-to-market unrealized loss of $0.3 million recorded in other deferred credits.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Gas Contracts

       First Choice enters into various gas contracts to optimize market opportunities. These contracts are marked to market in accordance with SFAS 133. The change in market valuation is recognized in earnings each period. For the three months ended March 31, 2006, First Choice had a net settled loss of $0.5 million related to natural gas contracts. At March 31, 2006, First Choice had a short-term mark-to-market unrealized gain (asset position) of $15.9 million recorded in other current assets and a long-term mark-to-market unrealized gain of $0.2 million recorded in other deferred charges. First Choice also had a short-term mark-to-market unrealized loss (liability position) of $14.3 million recorded in other current liabilities and a long-term mark-to-market unrealized loss of $0.3 million recorded in other deferred credits.

PNM

Normal Sales and Purchases Transactions

PNM enters into physical gas contracts to meet the needs of its gas retail sales-service customers. These contracts qualify for “normal” accounting designations pursuant to SFAS 133 as the gas is physically delivered and sold to end-use customers.

PNM also enters into forward physical contracts for the sale of PNM’s electric capacity in excess of its retail and wholesale firm requirement needs, including reserves. In addition, PNM enters into forward physical contracts for the purchase of retail needs, including reserves, when resource shortfalls exist. PNM generally accounts for these as normal sales and purchases as defined by SFAS 133. From time to time PNM makes forward purchases to serve its retail needs when the cost of purchased power is less than the incremental cost of its generation. At March 31, 2006, PNM had open forward positions classified as normal sales of electricity of $172.4 million and normal purchases of electricity of $44.7 million, which will be reflected in the financial statements upon physical delivery.

The operations of PNM, including both firm commitments and other wholesale sale activities, are managed primarily through a net asset-backed strategy, whereby PNM’s aggregate net open position is covered by its own excess generation capabilities. PNM is exposed to market risk if its generation capabilities were disrupted or if its retail load requirements were greater than anticipated. If PNM were required to cover all or a portion of its net open contract position, it would have to meet its commitments through market purchases.

Counterparties to its financial and physical derivative instruments expose PNM to credit risk in the event of non-performance or non-payment. PNM uses a credit management process to assess and monitor the financial conditions of counterparties. PNM’s credit risk with its largest wholesale counterparty as of March 31, 2006 and December 31, 2005 was $28.8 million and $20.5 million, respectively.

Hedge Accounting Transactions - PGAC

The NMPRC has authorized PNM to use financial instruments to hedge certain portions of natural gas supply contracts during the winter months to protect PNM’s sales-service gas customers from the risk of adverse price fluctuations in the natural gas market. PNM has elected to use call options and swaps to hedge certain portions of the physical gas purchase contracts used exclusively for resale to PNM’s sales-service gas customers. The contracts qualify for hedge accounting treatment under SFAS 133. Option premium expenses are deferred on PNM’s balance sheet as prepaid gas costs as incurred and amortized into the PGAC for recovery as a component of gas costs during the winter heating season. Option premium expense and hedge gains and losses from both types of instruments are passed through PNM’s PGAC with no income statement effect if deemed prudently incurred by the NMPRC.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2006 and December 31, 2005, PNM had $0 and $3.4 million of unrecovered option premium costs associated with its call options included in other current assets. PNM recovered $3.4 million of option premiums as a component of the PGAC during the three months ended March 31, 2006. Included as a reduction of gas costs in the PGAC were call option settlements of $1.9 million during the three months ended March 31, 2006.

PNM also enters into financial swaps to hedge the variable portion of its winter gas portfolio. PNM has hedged 10.9 million MMBtus utilizing the fixed-for-float strategy for 2005-2006 and the 2006-2007 winter heating season. For the three months ended March 31, 2006, PNM settled fixed-for-float financial transactions resulting in a net loss of $0.3 million, which was passed through PNM’s PGAC.

Hedge Accounting Transactions - Gas Off-System Sales

PNM enters into financial swaps to hedge the variable component of its physical natural gas purchases and sales. Both the hedges and the underlying contracts are indexed to the NYMEX rates, and the price movements in the financial transactions offset price movements in the underlying contracts. The hedges are based on prices for spot gas delivered to pipelines at basins within the state of New Mexico. The hedges are effective in offsetting future cash flow volatility caused by changes in natural gas prices. These hedges qualify as cash flow hedges pursuant to SFAS 133. The value of the natural gas hedges as of March 31, 2006, was a gain of $0.2 million, which is recorded in other current assets. For the three months ended March 31, 2006 and 2005, PNM had no settlements of these gas hedges. There were no open positions for these financial transactions at December 31, 2005. Valuation prior to settlement and eventual settled margins from these types of transactions are shared on a 70%/30% basis with PNM’s customers and PNM, respectively. The eventual settled margins from these transactions are returned to PNM’s customers.

Hedge Accounting Transactions - Wholesale Electricity

PNM enters into various forward physical contracts to hedge the cash flow risk associated with PNM’s forecasted excess generation. These hedges are effective in offsetting future cash flow volatility caused by changes in the forward price of electricity and qualify for hedge accounting under SFAS 133. The value of the electricity hedges as of March 31, 2006 was a liability of $1.4 million, recorded in other deferred charges. There is no hedge ineffectiveness on these transactions because the hedged transactions and the hedged item are based on the same forward curve.

Hedge Accounting Transactions - Wholesale Gas

PNM also enters into various fixed-for-float price swaps to manage the costs associated with running PNM’s gas generation units. The hedges are effective in offsetting future cash flow volatility caused by increases in natural gas prices. At March 31, 2006, PNM had a gross mark-to-market unrealized gain (asset position) on these derivative forward contracts of $7.3 million, recorded in other current assets and other deferred charges, and a gross mark-to-market unrealized loss (liability position) of $0.6 million, recorded in other current liabilities and other deferred credits. There is no hedge ineffectiveness on these transactions because the hedged transactions and the hedged item are based on the same forward curve.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Mark-to-Market Transactions - Wholesale Electricity

For the three months ended March 31, 2006, PNM settled derivative forward contracts for the sale of electricity that generated $18.8 million of electric revenues by delivering 0.3 million MWh. For the three months ended March 31, 2006, PNM settled derivative forward contracts for the purchase of electricity of $22.4 million, or 0.3 million MWh, to support these contractual sales and other open market opportunities. For the three months ended March 31, 2005, PNM settled derivative forward contracts for the sale of electricity that generated $37.9 million of electric revenues by delivering 0.8 million MWh. PNM settled derivative forward contracts for the purchase of electricity of $28.1 million, or 0.6 million MWh, to support these contractual sales and other open market opportunities.

At March 31, 2006, PNM had open derivative forward contract positions to buy $69.0 million and to sell $88.2 million of electricity. At March 31, 2006, PNM had a gross mark-to-market unrealized gain (asset position) on these derivative forward contracts of $13.6 million, recorded in other current assets and other deferred charges, and a gross mark-to-market unrealized loss (liability position) of $12.1 million, recorded in other current liabilities and other deferred credits. As of March 31, 2005, PNM had open derivative forward contract positions to buy $37.2 million and to sell $56.3 million of electricity. At March 31, 2005, PNM had a gross mark-to-market unrealized gain (asset position) on these derivative forward contracts of $9.8 million, recorded in other current assets and other deferred charges, and a gross mark-to-market unrealized loss (liability position) of $8.3 million, recorded in other current liabilities and other deferred credits.

Mark-to-Market Transactions - Wholesale Gas

PNM enters into various fixed-for-float price swaps to manage the price risk of certain forward sales of power. These contracts, along with the underlying power sales, are marked to market in accordance with GAAP. The change in mark-to-market valuation is recognized in earnings each period and is recorded in operating revenues, if a sales position, and cost of energy, if a purchase position, as applicable.

For the three months ended March 31, 2006, PNM settled derivative forward contracts for the sale of gas that generated $3.9 million of revenues and settled derivative forward contracts for the purchase of gas of $4.5 million. For the three months ended March 31, 2005, PNM did not settle any such contracts.

At March 31, 2006, PNM had a gross mark-to-market unrealized gain (asset position) on these derivative forward contracts of $1.2 million, recorded in other current assets. At March 31, 2005, PNM had a gross mark-to-market unrealized gain (asset position) on these derivative forward contracts of $4.7 million, recorded in other current assets and other deferred charges, and a gross mark-to-market unrealized loss (liability position) of $3.2 million, recorded in other current liabilities and other deferred credits.

TNMP

Normal Sales and Purchases Transactions

In the normal course of business, TNMP enters into commodity contracts, which include components for additional purchases or sales of electricity, in order to meet customer requirements. Criteria by which option-type and forward contracts for electricity can qualify for the normal purchase and sales exception has been defined by SFAS 133. In accordance with SFAS 133, management has determined that its contracts for electricity qualify for the normal purchases and sales exception.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)      Earnings Per Share

In accordance with SFAS No. 128, “Earnings per Share,” dual presentation of basic and diluted earnings per share has been presented in the Condensed Consolidated Statements of Earnings. The following reconciliation illustrates the impact on the share amounts of potential common shares and the earnings per share amounts:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands, except per share amounts)
Basic:
Net Earnings	$26,325	$30,509
Average Number of Common Shares Outstanding	68,787	60,551
Net Earnings per Share of Common Stock (Basic)	$0.38	$0.50

Diluted:
Net Earnings	$26,325	$30,509
Average Number of Common Shares Outstanding	68,787	60,551
Diluted Effect of Common Stock Equivalents (a)	588	958
Average Common and Common Equivalent Shares Outstanding	69,375	61,509
Net Earnings per Share of Common Stock (Diluted)	$0.38	$0.50

(a)     Excludes the effect of average anti-dilutive common stock equivalents related to out-of-the-money options of 722,306 and 38,844 for the three months ended March 31, 2006 and 2005, respectively. Excludes the effect of anti-dilutive equity-linked units of 4,945,000 for the three months ended March 31, 2006 and 2005 (see Note 7).

(6)       Stock-Based Compensation

PNMR has various types of stock-based compensation programs, including stock options, restricted stock and performance shares granted under the PEP. PNMR also has an ESPP. All stock-based compensation is granted through stock-based employee compensation plans maintained by PNMR. Although certain PNM and TNMP employees participate in the PNMR plans, PNM and TNMP do not have separate employee stock-based compensation plans. Readers should refer to Note 13 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2005 for additional information on these plans.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” ("SFAS 123R"), utilizing the modified prospective approach. Prior to the adoption of SFAS 123R, stock option grants, performance shares and ESPP issuances were accounted for in accordance with the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and accordingly, no compensation expense was recognized for these awards. Restricted stock was also accounted for under APB 25 and compensation expense was recognized for restricted stock awards prior to the adoption of SFAS 123R. “Restricted stock” is the name of these awards provided for in the PEP and refers to awards of stock subject to vesting. It does not refer to restricted shares with contractual post-vesting restrictions as defined in SFAS 123R.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under the modified prospective approach, SFAS 123R applies to all new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Compensation expense recognized in the first quarter of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. Total compensation expense for stock-based payment arrangements recognized by PNMR for the three months ended March 31, 2006 and 2005 was $4.4 million and $0, respectively. Of this total expense, $3.3 million and $0.7 million was allocated to PNM and TNMP, respectively, for the three months ended March 31, 2006.

The total tax benefit recognized by PNMR for the three months ended March 31, 2006 and 2005 was $1.7 million and $0, respectively. At March 31, 2006, PNMR had approximately $7.4 million of unrecognized compensation expense related to stock-based payments that is expected to be recognized over a weighted-average period of 1.5 years.

The unearned stock-based compensation related to stock options and restricted stock awards is being amortized to compensation expense over the requisite vesting period, which is generally equally over three years. However, plan provisions provide that upon retirement, participants become 100% vested in stock options and restricted stock awards; therefore, in accordance with SFAS 123R, compensation expense for stock options and restricted stock awards to participants that are retirement eligible on the grant date is recognized immediately at the grant date and is not amortized over a period of time.

PNMR receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options and a tax deduction for increases in the value of equity instruments issued under stock-based payment arrangements. Prior to the adoption of SFAS 123R, all tax benefits resulting from the exercise of stock options and stock-based payment arrangements were reported as operating cash flows in the Condensed Consolidated Statements of Cash Flows. In accordance with SFAS 123R, for the three months ended March 31, 2006, PNMR’s Condensed Consolidated Statements of Cash Flows presentation reports the tax benefits from the exercise of stock options and stock-based payments as financing cash flows. For the three months ended March 31, 2006, $0.3 million of tax benefits were reported as financing cash flows rather than operating cash flows in PNMR’s Condensed Consolidated Statements of Cash Flows.

PNMR’s net cash proceeds from the exercise of stock options were $1.8 million for the three months ended March 31, 2006. The actual income tax benefit realized from stock option exercises was $0.3 million for the same period. PNMR expended cash of $2.9 million to settle equity instruments granted under share-based payment arrangements for the three months ended March 31, 2006.

All stock incentives (options, restricted stock and performance shares) issued to employees and non-employee directors are awarded according to the applicable plan terms. The source of shares for exercised stock options, delivery of vested restricted stock and performance shares is shares acquired on the open-market, rather than newly issued shares. During 2006, PNMR, using an independent broker, expects to repurchase between 1,200,000 shares and 2,000,000 shares for these awards. The source of shares for the ESPP is primarily newly issued shares.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table illustrates the reduction to PNMR’s earnings and basic and diluted earnings per share due to the adoption of SFAS 123R for the three months ended March 31, 2006:

Three Months Ended
March 31, 2006
(In thousands, except per share amounts)

Reduction - PNMR income from continuing operations	$2,708
Reduction - PNMR income before income taxes	$2,708
Reduction - PNMR net earnings	$1,650

Reduction - PNMR earnings per share:
Basic	$0.02

Diluted	$0.02

The following table illustrates the effect on PNMR’s net earnings and diluted earnings per share had PNMR accounted for stock-based compensation in accordance with SFAS No. 123, “Share-Based Payment” for the three months ended March 31, 2005:

Three Months Ended
March 31, 2005
(In thousands, except per share amounts)

PNMR net earnings:	$30,509
Add: Stock compensation expense included
in reported net income, net of related tax effects	-
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(347)
PNMR pro forma net earnings	$30,162

PNMR earnings per share:
Basic - as reported	$0.50

Basic - pro forma	$0.50

Diluted - as reported	$0.50

Diluted - pro forma	$0.49

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods:

	Three Months Ended
	March 31,
	2006	2005

Dividend yield	3.33%	2.55%
Expected volatility	21.70%	24.29%
Risk-free interest rate	4.37%	3.79%
Expected life of option (years)	4.14	4.23

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and both the implied and historical volatility of PNMR’s stock price.

The following table represents stock option activity for the three months ended March 31, 2006:

		Weighted-		Weighted-
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
Stock Options	Shares	Price	Value	Contract Life
	(In thousands, except share and per share amounts)

Outstanding at beginning of period	3,016,549	$18.97

Granted	808,800	$24.06

Exercised	(92,183)	$15.18

Forfeited or expired	(27,036)	$14.87

Outstanding at end of period	3,706,130	$20.21	$15,529	7.65 Years

Options exercisable at end of period	1,797,938	$16.01	$15,085	6.23 Years

Options available for future grant	3,262,506

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes stock option activity for the three months ended March 31:

Stock Options	2006	2005
	(In thousands, except per share amounts)

Weighted-average grant date fair value of options granted	$3.87	N/A
Total fair value of options that vested during the period	$3,327	$4,074
Total intrinsic value of options exercised during the period	$851	$6,302

Restricted Stock

The PEP, described in Note 13 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2005, allows for the issuance of restricted stock awards. As noted above, “restricted stock” is the name of these awards provided for in the PEP and refers to awards of stock subject to vesting. It does not refer to restricted shares with contractual post-vesting restrictions as defined in SFAS 123R. The compensation expense for these awards was determined based on the market price of PNMR stock on the date of grant reduced by the present value of future dividends applied to the total number of shares that were anticipated to fully vest and then amortized over the vesting period.

The Company estimates the fair value of restricted stock awards based on the market price of PNMR common stock on the date of grant reduced by the present value of estimated future dividends with the following weighted-average assumptions for the indicated periods:

	Three Months Ended
	March 31,
	2006	2005

Expected quarterly dividends per share	$0.20	N/A
Risk-free interest rate	4.64%	N/A

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes nonvested restricted stock activity for the three months ended March 31, 2006:

		Weighted-
		Average
		Grant-Date
Nonvested Restricted Stock	Shares	Fair Value

Nonvested at beginning of period	109,044	$24.92

Granted	97,000	$21.82

Vested	(36,071)	$24.42

Nonvested at end of period	169,973	$23.26

The following table summarizes restricted stock activity for the three months ended March 31:

Restricted Stock	2006	2005
	(In thousands, except per share amounts)

Weighted-average grant date fair value of shares granted	$21.82	$26.34
Total fair value of shares that vested during the period	$881	$276

Performance Shares

The PEP allows for the issuance of performance share awards. Under the provisions of SFAS 123R, the compensation expense for these awards was determined based on the market price of PNMR common stock on the date of grant applied to the total numbers of shares that were anticipated to be awarded.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ESPP

Under the ESPP, employees are allowed to purchase shares of PNMR’s common stock at a 15% discount of the lower of the market price of stock at the beginning of the offering period and end of each purchase period. Under the provisions of SFAS 123R, the compensation expense for the shares issued under the ESPP was determined based on the fair value of PNMR's common stock using the Black-Scholes model.

(7)       Capitalization

PNMR

Long-Term Debt

See “PNM” below for details about the April 2006 remarketing of PNM’s pollution control revenue bonds.

Revolving and Other Credit Facilities

PNMR has a $600.0 million unsecured revolving credit facility (the “PNMR Facility”). The PNMR Facility has an expiration date of August 15, 2010 and includes two one-year extension options that are subject to approval by a majority of the lenders. At March 31, 2006, there were no outstanding borrowings under the PNMR Facility.

At March 31, 2006, PNMR also had $15.0 million in local lines of credit. There were no outstanding borrowings under the local lines of credit at March 31, 2006.

PNMR has a commercial paper program under which it may issue up to $400.0 million in commercial paper for up to 270 days. The commercial paper is unsecured and the proceeds are used for short-term cash management needs. The PNMR Facility serves as a backstop for the outstanding commercial paper. At March 31, 2006, PNMR had $227.7 million of commercial paper outstanding.

At March 31, 2006, First Choice had up to $300.0 million of borrowing capacity under the PNMR Facility. Any borrowings made by First Choice under this sublimit are guaranteed by PNMR. At March 31, 2006, First Choice had no outstanding borrowings under the PNMR Facility. In addition, at March 31, 2006, First Choice had $16.9 million of letters of credit outstanding, which reduces the available capacity under the PNMR Facility. TNMP is also a borrower under the PNMR Facility (see “TNMP” below).

Financing Activities

On April 18, 2006, PNMR entered into a short-term loan agreement for temporary financing of the Twin Oaks acquisition (see Note 2). Under the term loan agreement, PNMR was permitted to borrow up to $480.0 million in a single draw on or after April 18, 2006, to finance the acquisition of Twin Oaks and related expenses. Term loans made under this agreement bear interest at a base rate (the greater of the prime rate in effect and the Federal Funds rate plus ½ of 1%) or an adjusted Eurodollar rate (equal to the British Bankers Association LIBOR rate plus an additional percentage based on PNMR’s then current long-term senior unsecured non-credit enhanced debt rating). On April 18, 2006, PNMR borrowed $480.0 million under the term loan agreement. PNMR used the proceeds of the loan to make capital contributions totaling $480.0 million to Altura through the two wholly owned subsidiaries that are partners in Altura to provide the funds for the acquisition of Twin Oaks. PNMR must repay the loan by April 17, 2007, unless accelerated in accordance with the terms of the agreement or prepaid in whole or in part upon the issuance of certain additional equity or debt.

PNMR has a universal shelf registration statement filed with the SEC for the issuance of debt securities and equity securities, preferred stock, purchase contracts, purchase contract units and warrants. As of March 31, 2006, PNMR had approximately $400.9 million of remaining unissued securities under this registration statement.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR has entered into three fixed-to-floating interest rate swaps with an aggregate notional principal amount of $150.0 million. Under these swaps, PNMR receives a 4.40% fixed interest payment on the notional principal amount on a semi-annual basis and pays a floating rate equal to the six month LIBOR plus 58.15 basis points (0.5815%) on the notional amount through September 15, 2008. The initial floating rate was 1.91% and will be reset every six months. The floating rate was reset on March 15, 2006, to a weighted average rate of 5.65%. The swaps are accounted for as fair-value hedges with a liability position of approximately $5.0 million at March 31, 2006, recorded in other current liabilities.

PNMR also entered into two forward starting floating-to-fixed rate interest rate swaps with an aggregate notional principal amount of $100.0 million. These swaps became effective August 1, 2005 and terminate November 15, 2009. Under these swaps, PNMR receives a floating rate equal to the three month LIBOR rate on the notional principal amount and pays a fixed interest rate of 3.975% on the notional principal amount on a quarterly basis. The initial floating rate was set on August 1, 2005, at 3.693% and will be reset every three months. As of the last adjustment date, the weighted average interest rate was 4.68%. From November 2004 through June 30, 2005, the swaps were accounted for as cash flow hedges against the PNMR Facility. Effective June 30, 2005, the swaps were de-designated as cash flow hedges. As such, changes in market valuations are marked-to-market and recorded as unamortized gains or losses in the appropriate period. The increase in fair market value of $0.4 million was recorded in accumulated other comprehensive income on PNMR’s Condensed Consolidated Balance Sheet at March 31, 2006 and December 31, 2005. For the three months ended March 31, 2006, $1.2 million was recognized in other income on PNMR’s Condensed Consolidated Statement of Earnings. No comparable amount was recognized for the three months ended March 31, 2005.

In March 2005, PNMR issued 3,910,000 shares of its common stock at $26.76 per share. PNMR received net proceeds from this offering, after deducting underwriting discounts, commissions and expenses, of approximately $101.0 million. In March 2005, PNMR also completed a public offering of 4,945,000 equity-linked units at 6.75%, yielding net proceeds after discounts, commissions and expenses of approximately $239.6 million. In October 2005, PNMR completed a private offering of 4,000,000 equity-linked units at 6.625%. PNMR received $100.0 million in proceeds from this transaction and there were no underwriting discounts or commissions.

PNM

Long-Term Debt

On April 1, 2006, PNM remarketed its $46.0 million 2003 Series A and $100.0 million Series B pollution control revenue bonds resulting in an interest rate fixed to maturity on April 1, 2033 of 4.875% annually.

Revolving and Other Credit Facilities

PNM has a $400.0 million unsecured credit agreement (the “PNM Facility”). The PNM Facility is for a one-year term and expires August 17, 2006. Upon receiving approval by the NMPRC, it is expected that the term will be extended through August 17, 2010. The PNM Facility also includes two one-year extension options, subject to regulatory approval and approval by a majority of the lenders.

At March 31, 2006, PNM also had $23.5 million in local lines of credit and a $20.0 million borrowing arrangement with PNMR. There were no outstanding borrowings under the PNM Facility, the local lines of credit or the borrowing arrangement with PNMR at March 31, 2006; however, $4.5 million of letters of credit were outstanding, which reduces the available capacity under the PNM Facility.

PNM has a commercial paper program under which PNM may issue up to $300.0 million in commercial paper for up to 365 days. The commercial paper is unsecured and the proceeds are used for short-term cash management needs. The PNM Facility serves as a backstop for the outstanding commercial paper. As of March 31, 2006, PNM had $103.3 million in commercial paper outstanding.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financing Activities

PNM has a universal shelf registration statement filed with the SEC for the issuance of debt securities, equity securities, preferred stock, purchase contracts, purchase contract units and warrants. As of March 31, 2006, PNM had approximately $200.0 million of remaining unissued securities registered under its universal shelf registration statement.

Asset Securitization

PNM had an accounts receivable securitization program with a maximum borrowing capacity of $70.0 million. This program provided for the securitization of PNM’s retail electric service accounts receivable and retail gas service accounts receivable. Under the securitization program, PNM periodically sold its accounts receivable, principally retail receivables, to a bankruptcy remote subsidiary, PNM Receivables Corporation, which in turn pledged an undivided interest in the receivables to an unaffiliated conduit commercial paper issuer. As of March 31, 2006 and December 31, 2005, PNM had no outstanding borrowings under the accounts receivable securitization program. PNM Receivables Corporation is consolidated in PNM’s financial statements. The accounts receivable program expired in April 2006 and was not renewed.

TNMP

Revolving and Other Credit Facilities

TNMP is a borrower and can issue notes of up to $100.0 million under the PNMR Facility. Any borrowings made by TNMP under this sublimit are not guaranteed by PNMR. At March 31, 2006, TNMP had no outstanding borrowings under the PNMR Facility; however, TNMP had $2.5 million in letters of credit outstanding, which reduces the available capacity under the PNMR facility.

(8)       Pension and Other Postretirement Benefit Plans

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

Participants in the PNM Plans include eligible employees and retirees of PNMR and other subsidiaries of PNMR. Participants in the TNMP Plans include eligible employees and retirees of TNMP, First Choice and other subsidiaries of TNP. The PNM pension plan was frozen at the end of 1997, with regard to new participants, salary levels and benefits. Additional credited service can be accrued under the PNM pension plan up to a limit determined by age and service. The TNMP pension plan was frozen at December 31, 2005, with regard to new participants, salary levels and benefits.

The total net periodic benefit cost or income from the PNM Plans, in addition to the net periodic benefit cost from the TNMP Plans from the date of PNMR’s acquisition of TNP, or June 6, 2005, is included in the Condensed Consolidated Statements of Earnings of PNMR.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM Plans

The following table presents the components of the PNM Plans’ net periodic benefit cost/(income) recognized in the Condensed Consolidated Statements of Earnings:

	Three Months Ended March 31,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2006	2005	2006	2005	2006	2005
			(In thousands)
Components of Net Periodic
Benefit Cost/(Income)
Service cost	$126	$477	$678	$645	$14	$16
Interest cost	7,710	7,567	1,842	1,648	264	295
Expected long-term return on assets	(10,138)	(10,042)	(1,354)	(1,318)	-	-
Amortization of net (gain)/loss	1,210	892	1,670	1,490	25	43
Amortization of prior service cost	79	79	(1,422)	(1,702)	3	34
Net Periodic Benefit Cost/(Income)	$(1,013)	$(1,027)	$1,414	$763	$306	$388

For the three months ended March 31, 2006, PNM did not make any contributions to trusts for other postretirement benefits. For the three months ended March 31, 2005, PNM contributed approximately $1.5 million to trusts for other postretirement benefits. PNM expects to make contributions totaling $6.4 million during 2006 to trusts for other postretirement benefits. PNM does not anticipate making any contributions to the pension plan during 2006.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TNMP Plans

The following table presents the components of the TNMP Plans’ net periodic benefit cost/(income) recognized in the Condensed Consolidated Statements of Earnings:

	Three Months Ended March 31,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	Post-Acquisition	Pre-Acquisition	Post-Acquisition	Pre-Acquisition	Post-Acquisition	Pre-Acquisition
	2006	2005	2006	2005	2006	2005
			(In thousands)
Components of Net Periodic
Benefit Cost/(Income)
Service cost	$-	$505	$106	$116	$-	$24
Interest cost	1,085	1,116	178	168	19	46
Expected long-term return on assets	(1,754)	(1,421)	(114)	(81)	-	-
Amortization of net loss	-	684	-	78	-	3
Amortization of prior service cost	-	10	15	-	-	(5)
Net Periodic Benefit Cost/(Income)	$(669)	$894	$185	$281	$19	$68

        For the three months ended March 31, 2006, TNMP did not make any contributions to trusts for other postretirement benefits. For the three months ended March 31, 2005, TNMP contributed $0.2 million to trusts for other postretirement benefits. TNMP expects to make contributions totaling $1.2 million during 2006 to trusts for other postretirement benefits. TNMP does not anticipate making any contributions to the pension plan during 2006.

(9)       Commitments and Contingencies

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

The Company is involved in various legal proceedings in the normal course of its business. The associated legal costs for these legal matters are accrued when incurred. It is also the Company’s policy to accrue for expected legal costs in connection with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), when it is probable that a SFAS 5 liability has been incurred and the amount of expected legal costs to be incurred is reasonably estimable. These estimates include costs for external counsel and other professional fees.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM

PVNGS Operations

APS operated PVNGS Unit 1 at reduced power levels from December 25, 2005 through March 18, 2006, due to a vibration in the PVNGS Unit 1 shutdown cooling lines. As a result, PNM received approximately 24 MW of power from PVNGS Unit 1 during this period, based on its 10.2% undivided interest in PVNGS. On March 18, 2006, APS shut down PVNGS Unit 1 completely to perform inspections and tests, after which APS determined that certain work could be advanced so as to provide greater assurance that PVNGS Unit 1 will be operating during the peak summer months and somewhat accelerate the expected timeframe for returning Unit 1 to full power (which is currently expected in the June 2006 timeframe). This situation remains subject to change and the process will be principally controlled by APS.

The operation of PVNGS not only affects PNM’s ability to make off-system sales, but can also cause PNM to purchase power to serve its retail electric customers. Based on forward market energy prices, PNM estimates that operation of PVNGS Unit 1 at a reduced power level could result in a reduction in consolidated gross margin, or operating revenues minus cost of energy sold, of $3.0 million to $4.0 million per month before income taxes. However, PNM is taking steps to mitigate the impact on consolidated gross margin while PVNGS Unit 1 is shut down.

Conflicts at San Juan Mine Involving Oil and Gas Leaseholders

    The SJCC, through leases with the federal government and the State of New Mexico, owns coal interests with respect to the San Juan underground mine. Certain gas producers have leases in the area of the underground coal mine and have asserted claims against SJCC that its coal mining activities are interfering with gas production. The Company understands that SJCC has reached a settlement in principle with Western Gas for certain wells in the mine area. The Western Gas settlement however, does not resolve all potential claims by Western Gas in the larger San Juan underground mine area. SJCC has also reached a settlement with another gas leaseholder, Burlington Resources, for certain wells in the mine area. PNM cannot predict the outcome of any future disputes between SJCC and Western Gas or other gas leaseholders.

Asbestos Cases

    PNM was named in 2003 as one of a number of defendants in 21 personal injury lawsuits relating to alleged exposure to asbestos. All of these cases involve claims of individuals, or their descendents, who worked for contractors building, or working at, PNM power plants. Some of the claims relate to construction activities during the 1950s and 1960s, while other claims generally allege exposure during the last 30 years. PNM has never manufactured, sold or distributed products containing asbestos. PNM has been dismissed with prejudice from all but two of the remaining cases. PNM was insured under a number of different insurance policies during the time period at issue in these cases. Although PNM is unable to fully predict the outcome of this litigation, PNM believes that these legal proceedings will not have a material impact on its results of operations or financial position.

New Source Review

    In 2003, the EPA issued its rule regarding RMRR, clarifying what constitutes routine maintenance, repair, and replacement of damaged or worn equipment, subject to safeguards to assure consistency with the Clean Air Act. In March 2006, a panel of the Court of Appeals for the District of Columbia Circuit vacated this rule. The action by the court did not eliminate the NSR exclusion for routine maintenance, repair, and replacement work nor did the decision rule on what activities are physical changes. The EPA’s authority to write a rule based on the current NSPS hourly emission increase test remains in place. The Company is unable to determine the impact of this matter on its results of operations and financial position.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SESCO Matter

TCEQ is conducting a site investigation of SESCO, a former electrical equipment repair and sales company located in San Angelo, Texas and the SESCO site has been referred to the Superfund Site Discovery and Assessment Program. The primary concern appears to be polychlorinated biphenyls in soil and groundwater on and adjacent to the site. PNM is classified as a de minimis potentially responsible party. PNM has agreed to settle for a premium payment of $0.3 million, including past contribution credits, to release PNM from further project economic and risk liability with certain exceptions. The settlement offer is contingent upon final approval of the administrative order by the TCEQ. PNM is unable to predict the outcome at this time. As discussed below, TNMP is also involved in the SESCO matter.

California Refund Proceeding

SDG&E and other California buyers filed a complaint with the FERC in 2000 against sellers into the California wholesale electric market. In August 2005, the FERC issued an order setting out the process by which sellers into the Cal ISO and Cal PX markets could make their cost recovery filings pursuant to the FERC’s prior orders that indicated sellers would get the opportunity to submit evidence demonstrating that the refund methodology creates a revenue shortfall for their transactions during the refund period. Included in PNM's submittal were objections to the limited amount of time the FERC allowed for sellers to complete their respective submittals, and the FERC’s arbitrary decision to allow only marketers, and not load serving entities such as PNM, to include a return component in their cost filings. PNM participated with other competitive sellers to request rehearing of these issues before the FERC. In September 2005, PNM made its cost recovery filing identifying its costs associated with sales into the Cal ISO and Cal PX markets during the refund period. In January 2006, the FERC issued its order on the cost recovery filings, acting on 23 filings that were made by multiple sellers. The FERC accepted that portion of PNM’s filing submitted as prescribed by the FERC’s August 2005 order, but rejected the alternative filings that included a return component for PNM as a load serving entity. The effect of the FERC’s order is that PNM’s allowed cost offset against its refund liability is zero. PNM will vigorously pursue its administrative and judicial remedies regarding this order. While PNM believes it has meritorious legal arguments that it intends to pursue, the Company cannot predict the outcome of this cost recovery proceeding at this time. In addition, the Company has engaged in settlement discussions with California parties based upon a template provided by the FERC, but is unable to predict whether settlement will be reached.

California Antitrust Litigation

            In May 2005, the California Attorney General filed a lawsuit in California state court against PNM, PowerEx, and the Colorado River Commission alleging that PNM and PowerEx conspired to engage in unfair trade practices involving overcharges for electricity in violation of California state antitrust laws. In April 2006, the Federal District Court issued its decision denying the California Attorney General’s motion to remand the case back to the state court, and granted PNM’s and PowerEx’s motions to dismiss the case. The Company cannot predict whether the California Attorney General will appeal the decision or the final outcome of this litigation.

Generation Market Power Filings

In its order on PNM’s 2001 triennial market-based rate filing, the FERC initiated an investigation to determine if PNM’s mitigation measure in northern New Mexico is sufficiently adequate to prevent the exercise of market power and also required additional explanation of PNM’s revised wholesale market share calculation. The FERC detemined that rates reviewed under this proceeding for transactions completed in the Northern New Mexico and EPE control areas would be subject to refund effective March 6, 2005. In its July 2005 compliance filing at the FERC, PNM indicated that, as a result of the completion of its analysis pursuant to the FERC’s order, PNM did show failures in its own control area, but did not show failures in the EPE control area, with the exception of one measure. PNM maintained its position that when the historical data is considered, it is clear that PNM does not possess generation market power in either the PNM or EPE control area destination markets and PNM should maintain its market-based sales authority in those markets.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In April 2006, the FERC issued its order in which it determined that PNM rebutted the presumption of market power in its home control area and terminated the investigation regarding PNM’s home control area; therefore, PNM can continue to charge market-based rates in its home control area in central and northern New Mexico. The FERC also determined that PNM’s analysis could rebut the presumption of market power in EPE’s control area, but that it needed additional information regarding periods of transmission constraint. PNM has 60 days to file additional information or propose cost-based mitigation measures for the EPE control area. PNM's market-based rate filing is still pending before the FERC and PNM cannot predict the outcome of this proceeding at this time.

TNMP

SESCO Matter

As discussed above in the PNM “SESCO Matter,” TNMP is classified as a de minimis potentially responsible party in this matter. TNMP has agreed to settle for a premium payment of $0.3 million, including past contribution credits, to release TNMP from further project economic and risk liability with certain exceptions. The settlement offer is contingent upon final approval of the administrative order by the TCEQ. TNMP is unable to predict the outcome at this time.

Power Resource Group Litigation

Since 1998, TNMP has been engaged in litigation in the state and federal courts with PRG involving the effectiveness of certain PUCT rules that implement PURPA regulations. PRG claims that if the FERC regulations had been properly implemented in Texas, TNMP would have been required to make a long-term purchase of electricity from PRG. PRG appealed a ruling in favor of TNMP to the United States Court of Appeals for the Fifth Circuit. The court ruled in favor of TNMP and the PUCT in June 2005. PRG sought review with the United States Supreme Court, which was denied in March 2006.

(10)    Regulatory and Rate Matters

PNMR

Price-to-Beat Base Rate Reset

Based on the terms of the Texas stipulation related to the acquisition of TNP, First Choice made a filing to reset its price-to-beat base rates in December 2005. First Choice’s price-to-beat base rate case was consolidated with TNMP’s 60-day rate review (see “60-Day Rate Review” below). First Choice requested that the PUCT recognize in its new price-to-beat base rates the TNMP rate reduction and the synergy savings credit provided for in the acquisition stipulation. In May 2006, TNMP, First Choice, the PUCT Staff and other parties filed a non-unanimous settlement agreement. The settlement, which has been opposed by one party, is subject to PUCT approval and, if approved, would favorably resolve First Choice’s price-to-beat rates and TNMP's competition transition charge rates. The new rates would be effective with energy delivered beginning October 1, 2006.

PNM
Transmission Rate Case

In March 2005, PNM filed a notice with the FERC to increase its wholesale electric transmission revenues. If approved, the rate increase would apply to all of PNM's wholesale electric transmission service customers, which includes other utilities, electric co-operatives and entities, including PNM Wholesale, that purchase wholesale transmission service from PNM. In May 2005, the FERC issued an order in the case suspending the new rates for the standard five-month period and made the new rates effective November 1, 2005, subject to refund. In April

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2006, PNM and parties in the case filed an uncontested settlement agreement with the FERC settlement judge that, if approved, would result in an increase in electric transmission revenues of approximately $4.6 million annually. If the FERC settlement judge approves the settlement, it will be certified to the FERC commissioners for final approval. PNM cannot predict the outcome of this proceeding at this time.

Complaint Against Southwestern Public Service Company

In September 2005, PNM filed a complaint under the Federal Power Act against SPS. PNM believes that through its fuel adjustment clause, SPS has been overcharging PNM for deliveries of energy under three contracts, and continues to do so. PNM requested that the FERC investigate charges from SPS under its fuel clause for the period 2001 through 2004. PNM’s complaint also alleges that SPS’ rates for interruptible power sales are excessive and requested that the FERC set a refund effective date of September 13, 2005 for these rates. Settlement conferences were held before a FERC settlement judge throughout the first quarter of 2006. Upon the failure of the parties to reach a settlement, the judge recommended the case proceed to hearing. Charges for 2005 and 2006 are being addressed in a separate case currently pending before the FERC, in which PNM is an intervenor. The hearing has been held in that case and the parties are awaiting an initial decision from the administrative law judge who heard the case. Additionally, in November 2005, SPS filed an electric transmission rate case proposing to raise rates charged to customers effective July 2006. PNM has intervened in the case and objected to the proposed rate increase. While PNM and SPS continue to engage in settlement discussions in this docket, PNM cannot predict if settlement will be reached in the SPS rate case docket or the outcome of the remaining SPS proceedings at the FERC.

TNMP

TNMP True-Up Proceeding

The purpose of the true-up proceeding was to quantify and reconcile the amount of stranded costs that TNMP may recover from its transmission and distribution customers. A 2004 PUCT decision established $87.3 million as TNMP’s stranded costs.

In April 2005, the PUCT ruled that TNMP be allowed recovery of $39.2 million of carrying charges on stranded costs for the period January 1, 2002 through July 21, 2004. TNMP was limited in its recognition for income statement purposes to only the debt related portion of the carrying charges, and TNMP was prohibited from income statement recognition of the equity portion of the carrying charges until the actual receipt of those amounts from customers. As of March 31, 2006, the debt-related portion totaled $35.9 million and the equity-related portion totaled $27.5 million.

In July 2005, the PUCT confirmed TNMP's calculation of the carrying costs on stranded costs in a written order. TNMP and other parties have filed petitions for judicial review of the July PUCT order and the appeals are pending in district court in Austin, Texas. Additionally, the PUCT is considering a change in its rules that would reduce the amount of carrying charges recognized in earnings by TNMP on a prospective basis. The PUCT has not yet issued a final order and thus TNMP cannot currently quantify the effect this may have on its results of operations or financial position.

60-Day Rate Review

In November 2005, TNMP made its required 60-day rate review filing. TNMP’s case establishes a competition transition charge for recovery of the true-up balance. As noted above, TNMP’s 60-day rate review, along with First Choice’s price-to-beat rate reset filing, were consolidated. In May 2006, TNMP, First Choice, the PUCT Staff and other parties filed a non-unanimous settlement agreement. The settlement, which has been opposed by one party, is subject to PUCT approval and, if approved, would favorably resolve First Choice’s price-to-beat rates and TNMP's competition transition charge rates. The new rates would be effective with energy delivered beginning October 1, 2006.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11)    Variable Interest Entities

PNMR and PNM

PNM has evaluated its PPAs under the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (Revised December 2003) (“FIN 46R”), and determined that one purchase contract entered into prior to December 31, 2003 qualifies as a variable interest. Although PNM has continued to make ongoing efforts to obtain information, PNM was unable to obtain the necessary information needed to determine if PNM was the primary beneficiary and if consolidation was needed despite efforts including a formal written request to the operator of the entity supplying power under the PPA. The operator cited legal and competitive reasons for refusing to provide the information.

This variable interest PPA is a contract under an operating lease to purchase 132 MW of capacity and energy expiring in June 2020. The contract contains a fixed capacity charge, a fixed O&M charge, and a variable energy charge that subjects PNM to the changes in the cost of fuel and O&M. For the three months ended March 31, 2006, the capacity and O&M charge was $1.8 million and the energy charges were $0.1 million. For the three months ended March 31, 2005, the capacity and O&M charge was $1.7 million and the energy charges were $0.4 million. The contract is for the full output of a specific gas generating plant and is currently accounted for as an operating lease by PNM. Under this contract PNM is exposed to changes in the costs to produce energy and operate the plant.

PNM also has interests in other variable interest entities created before January 31, 2003, for which PNM is not the primary beneficiary. These arrangements include PNM’s investment in a limited partnership and certain PNM leases. The aggregate maximum loss exposure at March 31, 2006, that PNM could be required to record in its Condensed Consolidated Statement of Earnings as a result of these arrangements totals approximately $5.3 million. The creditors of these variable interest entities do not have recourse to the general credit of PNM or PNMR in excess of the aggregate maximum loss exposure.

(12)    Related Party Transactions

PNMR, PNM and TNMP are considered related parties as defined in SFAS No. 57, “Related Party Disclosures.” TNMP became a related party effective on the date of PNMR’s acquisition of TNP.

PNMR Services Company provides corporate services to PNMR and its subsidiaries including PNM, Avistar, TNP, TNMP and First Choice in accordance with shared services agreements. These services are billed at cost on a monthly basis and allocated to the subsidiaries.

PNMR files a consolidated federal income tax return with its affiliated companies. A tax allocation agreement exists between PNMR and each of its affiliated companies. These agreements provide that the subsidiary company will compute its taxable income on a stand-alone basis. If the result is a net tax liability, such amount shall be paid to PNMR. If there are net operating losses and/or tax credits, the subsidiary shall receive payment for the tax savings from PNMR to the extent that PNMR is able to utilize those benefits. For the three months ended March 31, 2006, PNM and TNMP made no tax-sharing payments to PNMR. For the three months ended March 31, 2005, PNM made no tax-sharing payments to PNMR.

In February 2006, the Board approved affiliate borrowing arrangements between PNMR and its subsidiaries that would authorize each subsidiary to borrow up to $50.0 million from PNMR.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM and TNMP have engaged in, and may in the future engage in, affiliate transactions in the normal course of business. These transactions primarily consist of power and transmission purchases by TNMP from PNM. Transactions between affiliates are reported separately on their financial statements, but are eliminated in the consolidation of PNMR’s financial statements.

PNMR and PNM

Pursuant to an affiliate borrowing agreement, PNM has issued a promissory note for $20.0 million to PNMR payable on or before September 30, 2006. Under the agreement, PNM agrees to pay all applicable interest on the outstanding balance at the interest rates provided in the agreement. As of March 31, 2006 and December 31, 2005, there is no outstanding balance on the promissory note.

PNM sells electricity and energy-scheduling services to TNMP under a long-term wholesale power contract. PNM also sells transmission services to TNMP and TNMP provides transmission services to PNM under an agreement.

The tables below describe the nature and amount of transactions PNM has with PNMR and TNMP. TNMP became a related party effective on the date of PNMR’s acquisition of TNP, or June 6, 2005; therefore, the related party transaction amounts between PNMR, PNM and TNMP are reported after that date.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months
	Ended March 31,
	2006	2005
	(In thousands)
PNMR Transactions with PNM
Shared services billings from PNMR to PNM	$31,617	$25,535
Shared services receivable/payable at March 31, 2006	$10,711	$-
Shared services receivable/payable at December 31, 2005	$-	$36,099

PNM Transactions with TNMP
Electricity and energy scheduling service
billings from PNM to TNMP	$15,013	$-
Electricity and energy scheduling services
receivable at March 31, 2006	$8,242	$-
Electricity and energy scheduling services
receivable at December 31, 2005	$-	$4,063

Transmission billings from PNM to TNMP	$289	$-
Transmission charges receivable at March 31, 2006	$32	$-
Transmission charges receivable at December 31, 2005	$-	$174

Transmission billings to PNM from TNMP	$70	$-
Transmission charges payable at March 31, 2006	$17	$-
Transmission charges payable at December 31, 2005	$-	$26

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

The tables below describe the nature and amount of transactions TNMP has with PNMR and PNM. TNMP became a related party effective on the date of PNMR’s acquisition of TNP, or June 6, 2005; therefore, the related party transaction amounts between TNMP, PNMR and PNM are reported after that date.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months
	Ended March 31,
	2006	2005
	(In thousands)
TNMP Transactions with PNM
Electricity and energy scheduling service billings to TNMP from PNM	$15,013	$-
Electricity and energy scheduling services payable at March 31, 2006	$8,242	$-
Electricity and energy scheduling services payable at December 31, 2005	$-	$4,063

Transmission billings to TNMP from PNM	$289	$-
Transmission charges payable at March 31, 2006	$32	$-
Transmission charges payable at December 31, 2005	$-	$174

Transmission billings from TNMP to PNM	$70	$-
Transmission charges receivable at March 31, 2006	$17	$-
Transmission charges receivable at December 31, 2005	$-	$26

TNMP Transactions with PNMR
Shared services billings to TNMP from PNMR	$7,811	$-
Shared services receivable/payable at March 31, 2006	$4,180	$-
Shared services receivable/payable at December 31, 2005	$-	$2,975

(13)    New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments," (an Amendment of FASB Statements No. 133 and 140)” (“SFAS 155”). The standard allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The standard is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect that the adoption of SFAS 155 will have on its results of operations and financial condition, but does not expect it will have a material impact.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations for PNMR, PNM and TNMP is presented both on a combined basis as applicable, and on a separate basis. For discussion purposes, this report will use the term “Company” when discussing matters of common applicability to PNMR, PNM and TNMP. Discussions regarding specific contractual obligations generally reference the entity that is legally obligated. In the case of contractual obligations of PNM and TNMP, these obligations are consolidated with PNMR and its subsidiaries under GAAP. A reference to a “Note” in this Item 2 refers to the accompanying Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS - EXECUTIVE SUMMARY

During the first quarter of 2006, the Company's results were impacted by plant outages at PVNGS, higher purchased power costs, consumer conservation in response to high natural gas prices, charges for financing and TNP acquisition integration costs. The Company expects that the TNP acquisition will be accretive to earnings the first full year of operation after the transaction was completed. This expectation is based on certain assumptions, including assumptions related to interest rates and market prices for power, among other things. The Company cannot predict what impact the increase in market prices for power and natural gas will have on its future results of operations.

PVNGS Operations

PNM is a participant in PVNGS, of which APS is the operating agent. APS operated PVNGS Unit 1 at reduced power levels from December 25, 2005 through March 18, 2006 due to a vibration in the PVNGS Unit 1 shutdown cooling lines. As a result, PNM received approximately 24 MW of power from PVNGS Unit 1 during this period, based on its 10.2% undivided interest in PVNGS. On March 18, 2006, APS shut down PVNGS Unit 1 completely to perform inspections and tests, after which APS determined that certain work could be advanced so as to provide greater assurance that PVNGS Unit 1 will be operating during the peak summer months and somewhat accelerate the expected timeframe for returning Unit 1 to full power (which is currently expected in the June 2006 timeframe). This situation remains subject to change and the process will be principally controlled by APS.

The operation of PVNGS not only affects PNM’s ability to make off-system sales, but can also cause PNM to purchase power to serve its retail electric customers. Based on forward market energy prices, PNM estimates that operation of PVNGS Unit 1 at the reduced power level could result in a reduction in consolidated gross margin, or operating revenues minus cost of energy sold, of $3.0 million to $4.0 million per month before income taxes. However, PNM is taking steps to mitigate the impact on consolidated gross margin while PVNGS Unit 1 is shut down.

Business and Strategy

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

The Company intends to develop both its retail and wholesale business by expanding its current operations and by acquiring additional value-enhancing assets. On April 18, 2006, PNMR’s wholly owned subsidiary, Altura, purchased Twin Oaks, a 305 MW coal-fired power plant located 150 miles south of Dallas, Texas, from subsidiaries of Sempra for $480.0 million in cash. The Twin Oaks purchase agreement also includes the development rights for a possible 600 MW expansion of the plant. The necessary permits for the expansion are being obtained, which are expected in 2007. An additional $2.5 million payment will be made to Sempra upon the issuance of an air permit for the expansion and an additional $2.5 million will be paid if and when Altura begins construction of the expansion.

Also in April 2006, construction of Luna, a combined-cycle power plant near Deming, New Mexico was completed and the plant became operational. PNM owns one-third of the plant and managed the construction project. Luna will operate as a PNM merchant facility and PNM's 190 MW share of its power will be sold to wholesale electric customers in the Southwest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Information

The following discussion is based on the segment methodology that the Company’s management uses for making operating decisions and assessing performance of its various business activities; therefore, operating results for each segment are presented without regard to the effect of accounting or regulatory changes and similar other items not related to normal operations. See Note 3 for a detailed description of the Company’s operating segments.

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Refer also to “Disclosure Regarding Forward Looking Statements” in this Item 2 and to Part II, Item 1A. “Risk Factors.”

RESULTS OF OPERATIONS - PNMR

THREE MONTHS ENDED MARCH 31, 2006
COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

PNMR’s net earnings for the three months ended March 31, 2006 were $26.3 million, or $0.38 per diluted share of common stock, compared to $30.5 million or $0.50 per diluted share of common stock for the three months ended March 31, 2005. As discussed above, PNM experienced below normal levels of plant performance due to unexpected plant outages at PVNGS, which reduced the amount of electricity PNM sold in the wholesale market and forced PNM to purchase power to meet jurisdictional and contractual wholesale needs. In addition, the margin on fixed-price contracts decreased, as increases in purchased power prices that were driven by increasing fuel prices could not be passed on to customers with fixed sales prices. Also, TNP acquisition integration costs of $0.6 million were incurred for the three months ended March 31, 2006. These decreases to net earnings were partially offset by the addition of TNP operations.

As noted above, the following discussion is based on the segment methodology that management uses for making operating decisions and assessing performance of its various business activities. In addition, adjustments related to EITF 03-11 are excluded from the PNM Wholesale segment and are instead included in the Corporate and Other segment. This accounting pronouncement requires a net presentation of realized gains and losses for certain non-trading derivatives. Management evaluates PNM Wholesale on a gross presentation basis due to its primarily net-asset-backed marketing strategy and the importance it places on PNM’s ability to repurchase and remarket previously sold capacity. The other segments are not affected by this EITF.

Corporate costs, income taxes and non-operating items are discussed on a consolidated basis for PNMR and are in conformity with the presentation in PNMR’s Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Regulated Operations

PNM Electric

The table below sets forth the operating results for PNM Electric:

	Three Months Ended
	March 31,
	2006	2005	Variance
	(In thousands)
Operating revenues	$138,778	$134,182	$4,596
Less: Cost of energy	45,474	47,403	(1,929)
Intersegment energy transfer	(5,178)	(14,123)	8,945
Gross margin	98,482	100,902	(2,420)
Energy production costs	29,243	28,481	762
Transmission and distribution O&M	7,645	7,385	260
Customer related expense	3,730	4,021	(291)
Administrative and general	2,691	2,567	124
Total non-fuel O&M	43,309	42,454	855
Corporate allocation	17,648	15,456	2,192
Depreciation and amortization	14,972	17,558	(2,586)
Taxes other than income taxes	6,197	5,427	770
Income taxes	3,072	4,499	(1,427)
Total non-fuel operating expenses	85,198	85,394	(196)
Operating income	$13,284	$15,508	$(2,224)

The following table shows electric revenues by customer class and average customers:

PNM Electric Revenues

	Three Months Ended
	March 31,
	2006	2005	Variance
	(In thousands, except customers)
Residential	$55,328	$54,014	$1,314
Commercial	57,079	56,166	913
Industrial	14,741	15,203	(462)
Transmission	7,045	4,464	2,581
Other	4,585	4,335	250
	$138,778	$134,182	$4,596

Average customers	425,919	413,825	12,094

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows electric sales by customer class:

PNM Electric Sales

	Three Months Ended
	March 31,
	2006	2005	Variance
	(Megawatt hours)
Residential	688,472	654,093	34,379
Commercial	803,700	767,376	36,324
Industrial	314,008	315,816	(1,808)
Other	54,863	51,869	2,994
	1,861,043	1,789,154	71,889

Operating revenues increased $4.6 million, or 3.4%, for the three months ended March 31, 2006, compared to the same period of 2005. Retail electricity sales increased 4.0%, to 1.861 million MWh in the first quarter of 2006 compared to 1.789 million MWh for the same period in 2005. Customer growth was 2.9% for the first quarter of 2006 compared to the first quarter of 2005 and weather-normalized retail electric load growth for the first quarter of 2006 was 4.1%. Customer load growth, when normalized for the impact of weather, increased revenues by $5.5 million. In addition, increased transmission revenues, primarily from point-to-point customers, increased revenues $2.6 million. These revenue increases were partially offset by a decrease in revenues of $3.5 million due to a 2.5% electric rate reduction that was effective beginning September 2005.

The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, decreased $2.4 million, or 2.4%, for the three months ended March 31, 2006, due to a reduction in power plant availability. Plant outages during the quarter created an increase in purchased power requirements to serve load. Margin was further decreased as a result of an increase in generation costs. These decreases were partially offset by increased revenues associated with retail load growth.

Total non-fuel O&M expenses increased $0.9 million, or 2.0%, for the three months ended March 31, 2006, compared to same period of 2005. Energy production costs increased $0.8 million, or 2.7%. Plant outage costs at PVNGS and SJGS increased expenses $0.4 million and $0.8 million, respectively, in the first quarter of 2006. In addition, a new water sharing agreement at SJGS with the Jicarilla Apache Tribe, which started in the first quarter of 2006, increased energy production costs by $0.5 million. These increases were partially offset by reduced outage costs at Reeves of $0.9 million. Transmission and distribution O&M expenses, administrative and general expenses and customer related expenses were relatively unchanged during the first quarter of 2006 compared to the first quarter of 2005.

Depreciation and amortization decreased $2.6 million, or 14.7%, primarily due to a write-off of software in the first quarter of 2005 and an increase in the estimated useful life at SJGS. These decreases were partially offset by asset and software additions placed in service during 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TNMP Electric

PNMR acquired TNP, the parent of TNMP, on June 6, 2005, and results in this section are presented from the acquisition date forward only. Comparable results from 2005 are not presented. For the three months ended March 31, 2006, the TNMP Electric segment increased PNMR revenues by $62.7 million.

The table below sets forth the operating results for TNMP Electric:

Three Months Ended
March 31, 2006
(In thousands)
Operating revenues	$62,685
Less: Cost of energy	27,172
Gross margin	35,513
Transmission and distribution O&M	4,713
Customer related expense	1,204
Administrative and general	398
Total non-fuel O&M	6,315
Corporate allocation	9,610
Depreciation and amortization	7,731
Taxes other than income taxes	5,607
Income taxes	(673)
Total non-fuel operating expenses	28,590
Operating income	$6,923

The following table shows electric revenues by customer class and average customers:

TNMP Electric Revenues

Three Months Ended
March 31, 2006
(In thousands, except customers)
Residential	$19,280
Commercial	20,846
Industrial	13,064
Other	9,495
$62,685

Average customers *	260,936

* Under TECA, customers of TNMP Electric in Texas have the ability to choose First Choice or any other REP to provide energy. However, TNMP Electric delivers energy to customers within its service area regardless of the REP chosen. Therefore, TNMP Electric earns revenue for the delivery of energy to First Choice and First Choice earns revenue on the usage of that energy by its customers. The average customers reported above include 149,014 customers of TNMP Electric who have chosen First Choice as their REP. These TNMP Electric customers are also included below in the First Choice segment. For PNMR consolidated reporting purposes, these customers are included only once in the consolidated customer count.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows electric sales by customer class:

TNMP Electric Sales *

Three Months Ended
March 31, 2006
(Megawatt hours)
Residential	528,346
Commercial	495,057
Industrial	541,119
Other	28,959
1,593,481

* The MWh reported above include 474,841 MWh used by customers of TNMP Electric who have chosen First Choice as their REP. These MWh are also included below in the First Choice segment.

TNMP Electric’s gross margin was $35.5 million for the three months ended March 31, 2006. The significant factors that impacted gross margin include a decrease in revenues due to rate reductions in both Texas and New Mexico, and lower revenues due to a reduction in operations of a major customer in New Mexico. These decreases were partially offset by customer growth.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PNM Gas

The table below sets forth the operating results for PNM Gas:

	Three Months Ended
	March 31,
	2006	2005	Variance
	(In thousands)
Operating revenues	$207,525	$165,286	$42,239
Less: Cost of energy	157,691	114,435	43,256
Gross margin	49,834	50,851	(1,017)
Energy production costs	488	628	(140)
Transmission and distribution O&M	6,668	6,695	(27)
Customer related expense	3,538	4,275	(737)
Administrative and general	1,501	1,177	324
Total non-fuel O&M	12,195	12,775	(580)
Corporate allocation	10,755	9,367	1,388
Depreciation and amortization	5,920	5,576	344
Taxes other than income taxes	2,140	1,949	191
Income taxes	6,266	7,229	(963)
Total non-fuel operating expenses	37,276	36,896	380
Operating income	$12,558	$13,955	$(1,397)

The following table shows gas revenues by customer and average customers:

PNM Gas Revenues

	Three Months Ended
	March 31,
	2006	2005	Variance
	(In thousands, except customers)
Residential	$141,637	$108,269	$33,368
Commercial	44,021	31,931	12,090
Industrial	737	643	94
Transportation*	4,659	3,988	671
Other	16,471	20,455	(3,984)
	$207,525	$165,286	$42,239

Average customers	480,655	470,336	10,319

*Customer-owned gas.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows gas throughput by customer class:

PNM Gas Throughput

	Three Months Ended
	March 31,
	2006	2005	Variance
	(Thousands of decatherms)
Residential	11,962	12,758	(796)
Commercial	4,166	4,309	(143)
Industrial	72	85	(13)
Transportation*	11,031	8,150	2,881
Other	1,566	2,791	(1,225)
	28,797	28,093	704

*Customer-owned gas.

Operating revenues increased $42.2 million, or 25.6%, for the three months ended March 31, 2006, compared to the same period of 2005, primarily due to higher natural gas prices in 2006. PNM Gas purchases natural gas in the open market and resells it at the same price to its sales-service customers. As a result, increases or decreases in gas revenues driven by gas costs do not impact the consolidated gross margin or earnings of PNM Gas. Total gas sales volumes also increased 2.5%, due to customer growth of 2.2%. These revenue increases were partially offset by customer conservation resulting from higher natural gas prices.

The gross margin, or operating revenues minus cost of energy sold, decreased $1.0 million, or 2.0%, for the three months ended March 31, 2006, compared to the same period of 2005. Reduced customer usage caused gross margin to decrease $4.0 million. The decrease was offset by customer growth discussed above, which increased margin $2.6 million.

Total non-fuel O&M expenses decreased $0.6 million, or 4.5%, for the three months ended March 31, 2006, compared to the same period of 2005. Customer related expenses decreased $0.7 million, or 17.2%, primarily due to a reduction in labor costs, which were charged to the business segments in 2005, but were recorded at the corporate level (and allocated through the corporate allocation) in the first quarter of 2006. Administrative and general expenses increased $0.3 million, primarily due to synergy credits passed to customers and increased regulatory expenses related to the gas rate case PNM plans to file with the NMPRC in May 2006.

Depreciation and amortization increased $0.3 million, or 6.2%, primarily due to asset and software additions placed in service during 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unregulated Operations

PNM Wholesale

The table below sets forth the operating results for PNM Wholesale:

	Three Months Ended
	March 31,
	2006	2005	Variance
		(In thousands)
Operating revenues	$179,488	$132,004	$47,484
Less: Cost of energy	142,877	89,312	53,565
Intersegment energy transfer	5,178	14,123	(8,945)
Gross margin	31,433	28,569	2,864
Energy production costs	7,898	6,955	943
Transmission and distribution O&M	19	8	11
Customer related expense	258	278	(20)
Administrative and general	1,441	1,694	(253)
Total non-fuel O&M	9,616	8,935	681
Corporate allocation	1,193	1,037	156
Depreciation and amortization	3,161	3,987	(826)
Taxes other than income taxes	976	916	60
Income taxes	5,014	3,831	1,183
Total non-fuel operating expenses	19,960	18,706	1,254
Operating income	$11,473	$9,863	$1,610

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows revenues by customer class:

PNM Wholesale Revenues

	Three Months Ended
	March 31,
	2006	2005	Variance
	(In thousands)
Long-term contracts	$31,234	$37,475	$(6,241)
Short-term sales	148,254	94,529	53,725
	$179,488	$132,004	$47,484

The following table shows sales by customer class:

PNM Wholesale Sales

	Three Months Ended
	March 31,
	2006	2005	Variance
	(Megawatt hours)
Long-term contracts	578,544	725,403	(146,859)
Short-term sales	2,220,752	2,125,023	95,729
	2,799,296	2,850,426	(51,130)

Operating revenues increased $47.5 million, or 36.0%, for the three months ended March 31, 2006, compared to the same period of 2005. This increase in wholesale electric sales was primarily due to increased short-term sales of $53.7 million, or 56.8%, resulting from a 30.3% increase in average short-term prices in the first quarter of 2006 compared to the same period in 2005. The increase was partially offset by a decrease in revenues from long-term contracts in the first quarter of 2006 due primarily to the expiration of a customer contract and lower sales volumes resulting from below normal levels of plant performance. PNM Wholesale sold 2.799 million MWh of electricity in the first quarter of 2006 compared to 2.850 million MWh for the same period in 2005, a decrease of 1.8%.

The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, increased $2.9 million, or 10.0%, for the three months ended March 31, 2006, compared to the same period of 2005, primarily due to the forward sale of first quarter 2006 excess resources in September 2005 when market prices were high. When prices fell in early 2006, PNM Wholesale covered the forward sales with lower-priced market purchases and utilized the excess resources to create additional sales opportunities. This strategy caused an increase in gross margin of approximately $10.8 million. This increase was offset by a $7.2 million decrease due to reduced plant availability and increased retail load, which reduced the availability of less expensive excess energy for sale in the wholesale market. In addition, the net loss of a customer contract, combined with growth in other contracts, caused a decrease of $0.9 million in gross margin.

The long-term sales margin decreased $3.1 million, or 14.8%, for the three months ended March 31, 2006, compared to the same period of 2005, due to $2.3 million in plant outage costs and the expiration of a long-term contract, which were offset by increased demand associated with other long-term sales contracts and the reduced need for purchased power. The short-term margin increased $6.0 million, or 82.3%, primarily due to forward sale of first quarter 2006 excess resources in September 2005 discussed above. This increase was partially offset by lower plant availability and increased retail loads, which caused a decrease in energy available to sell on the wholesale market. PNM Wholesale's mark-to-market position fell to a $0.5 million gain in first quarter of 2006, from a $0.9 million gain for the same period in 2005.

Total non-fuel O&M expenses increased $0.7 million, or 7.6%, for the three months ended March 31, 2006. Energy production costs increased $0.9 million, or 13.6%, due primarily to planned outage costs at PVNGS Unit 3. Administrative and general expenses decreased $0.3 million, or 14.9%, due primarily to the capitalization of expenses from administrative and general activities related to construction at Afton.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Depreciation and amortization decreased $0.8 million, or 20.7%, for the three months ended March 31, 2006, primarily due to changes in the depreciation rates at the Afton and Lordsburg plants. These decreases offset increased depreciation and amortization expense for asset and software placed in service during 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Choice

PNMR acquired TNP on June 6, 2005, and results in this section are presented from the acquisition date forward only. Comparable results from 2005 are not presented. For the three months ended March 31, 2006, the First Choice segment increased PNMR revenues by $105.1million.

The table below sets forth the operating results for First Choice:

Three Months Ended
March 31, 2006
(In thousands)
Operating revenues	$105,082
Less: Cost of energy	90,335
Gross margin	14,747
Customer related expense	3,577
Administrative and general	3,612
Total non-fuel O&M	7,189
Corporate allocation	4,809
Depreciation and amortization	498
Taxes other than income taxes	1,180
Income taxes	300
Total non-fuel operating expenses	13,976
Operating income	$771

The following table shows electric revenues by customer class and average customers:

First Choice Electric Revenues

Three Months Ended
March 31, 2006
(In thousands, except customers)
Residential	$59,601
Mass-market	18,941
Mid-market	19,447
Other	7,093
$105,082

Average customers *	209,338

The following table shows electric sales by customer class:

First Choice Electric Sales *

Three Months Ended
March 31, 2006
(Megawatt hours)
Residential	427,544
Mass-market	121,770
Mid-market	177,643
Other	12,262
739,219

* See note above in the TNMP Electric segment discussion about the impact of TECA.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Choice’s gross margin was $14.7 million for the three months ended March 31, 2006. The significant factors that impacted gross margin include increased revenues due to an increase in the price-to-beat fuel factor in January 2006, higher purchased power costs, that were lessened by gas hedges, and $3.6 million amortization of purchase power and power sale contracts. As part of the acquisition of TNP, PNMR determined the fair value of a First Choice contractual obligation to purchase power and an obligation to sell power that are being amortized over the contract lives, or approximately three years.

Corporate and Other

Corporate Administrative and General Expenses

Corporate administrative and general expenses, which represent costs that are driven primarily by corporate-level activities, are allocated to the business segments and are presented in the corporate allocation line item in the segment statements. These costs increased $18.1 million, or 70.0%, to $44.0 million for the three months ended March 31, 2006 compared to the same period of 2005. The increase was primarily due to $11.0 million in additional expenses for insurance, benefits and corporate support activities for TNP during the first quarter of 2006 that were not incurred during the first quarter of 2005. In addition, stock-based compensation expense increased $4.4 million, primarily due to the adoption of SFAS 123R (see Note 6).

PNMR Consolidated

Other Income and Deductions

    Interest income increased $0.4 million, or 3.9%, for the three months ended March 31, 2006, due primarily to interest earned on TNP cash, which PNMR did not have in the prior year quarter.

Other income was relatively unchanged from the prior year quarter. Interest rate swap mark-to-market unrealized gains of $1.2 million during the first quarter of 2006 were offset by lower gains on PVNGS decommissioning trust assets of $0.7 million and lower investment gains of $0.5 million as compared to the same period of 2005.

Carrying charges on regulatory assets were $2.0 million for the three months ended March 31, 2006. This represents interest income on TNMP regulatory assets.

Other deductions increased approximately $0.6 million for the three months ended March 31, 2006, due primarily to a reduction in investment losses at Avistar, partially offset by an increase in charitable contributions.

Interest Charges

PNMR’s consolidated interest charges increased by $14.3 million for the three months ended March 31, 2006, compared to the same period of 2005, primarily due to $7.5 million of interest charges related to debt from the TNP operations, which PNMR did not have in the first quarter of 2005, interest and refinancing costs of $3.6 million related to the equity-linked units issued in March and October of 2005 and $3.5 million of interest charges related to commercial paper borrowings.

Income Taxes

PNMR’s consolidated income tax expense was $15.3 million for the three months ended March 31, 2006, compared to $17.3 million for the same period of 2005. PNMR’s effective operating income tax rates for the three months ended March 31, 2006 and 2005 were 36.56% and 36.15%, respectively. PNMR’s effective non-operating income tax rates for the three months ended March 31, 2006 and 2005 were 37.03% and 35.72%, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - PNM

THREE MONTHS ENDED MARCH 31, 2006
COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

PNM’s segments are PNM Electric, PNM Gas and PNM Wholesale and are identical to the segments presented above in “Results of Operations” for PNMR.

RESULTS OF OPERATIONS - TNMP

THREE MONTHS ENDED MARCH 31, 2006
COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

   TNMP operates in only one reportable segment, “TNMP Electric.” Results for the three months ended March 31, 2006 include the effects of purchase accounting on June 6, 2005, which are not included in the three months ended March 31, 2005. Amounts for the three months ended March 31, 2006, are post-acquisition and amounts for the three months ended March 31, 2005, are pre-acquisition. See Note 1.

   Operating revenues decreased $3.2 million, or 4.9%, for the three months ended March 31, 2006, compared with the same period of 2005. Gross margin decreased $3.3 million, or 8.4%, compared with the prior year quarter. The significant factors that impacted gross margin include a decrease in revenues due to rate reductions in conjunction with the acquisition in both Texas and New Mexico and lower revenues due to a reduction in operations of a major customer in New Mexico. These decreases were partially offset by customer growth.

Total operating expenses increased $1.2 million, or 2.2%, due primarily to an increase in non-fuel operating expenses of $1.1 million. Administrative and general expenses increased $4.7 million primarily due to increased labor, employee benefits, consulting and insurance expenses, including expenses allocated to TNMP from PNMR. The increase in administrative and general expense was partially offset by decreased income tax expenses of $2.9 million. Depreciation expenses increased as a result of additions to fixed assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of March 31, 2006, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s and TNMP’s Annual Reports on Forms 10-K/A (Amendment No. 1) for the year ended December 31, 2005. The policies disclosed included the accounting for revenue recognition, regulatory assets and liabilities, asset impairment, goodwill and other intangible assets, purchase accounting, pension and postretirement benefits, decommissioning costs and financial instruments. Effective January 1, 2006, the Company adopted SFAS 123R, utilizing the modified prospective approach. See Note 6 for a comprehensive discussion of the accounting for stock-based compensation expense, including a discussion of the assumptions used to estimate the fair market value of awards.

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flow

PNMR

At March 31, 2006, PNMR had cash and short-term investments of $45.8 million compared to $68.2 million in cash and short-term investments at December 31, 2005.

Cash provided by operating activities for the three months ended March 31, 2006 was $32.5 million compared to $79.4 million for the three months ended March 31, 2005. PNMR's net earnings for the three months ended March 31, 2006 decreased 13.7%, to $26.3 million from $30.5 million, for the three months ended March 31, 2005. The decrease in cash from operating activities was due to a decrease in accounts payable resulting from PNM’s decreased gas purchases in the current quarter and payments for gas purchased in prior periods for the 2005-2006 winter heating season, a smaller increase provided from accrued cash interest and taxes due to the receipt of a tax refund in 2005 that did not recur in 2006 and increased interest payments in 2006 related to TNP acquisition financing. The decrease in cash from operating activities was offset in part by lower accounts receivable and unbilled revenue balances resulting from the collection of the higher levels of accounts receivable balances during the 2005-2006 winter heating season and a decrease in regulatory assets due to lower levels of PGAC accounts receivable resulting from collections of PGAC balances from customers and lower levels of billings to customers.

Cash used for investing activities for the three months ended March 31, 2006 was $39.8 million compared to $19.1 million for the three months ended March 31, 2005. The increase in cash used for investing activities in the current period was due primarily to increased cash payments for utility plant additions.

Cash used for financing activities for the three months ended March 31, 2006 was $15.1 million compared to a source of cash from financing activities of $251.4 million for the three months ended March 31, 2005. During the three months ended March 31, 2005, PNMR issued equity-linked units for $239.8 million and common stock for $101.2 million and repaid $72.9 million of short-term debt, which did not recur in 2006.

PNM

At March 31, 2006, PNM had cash and short-term investments of $6.6 million compared to $12.7 million in cash and short-term investments at December 31, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash provided by operating activities for the three months ended March 31, 2006 was $46.0 million compared to $44.0 million for the three months ended March 31, 2005. PNM's net earnings for the three months ended March 31, 2006 decreased 6.3%, to $30.4 million from $32.5 million, for the three months ended March 31, 2005. The increase in cash from operations was due primarily to a decrease in accounts receivable and unbilled revenues resulting from the collection of the higher levels of accounts receivable balances during the 2005-2006 winter heating season, an increase in cash from current regulatory assets due to lower levels of PGAC accounts receivable resulting from collections of PGAC balances from customers and lower levels of billings to customers and an increase in accrued interest and taxes due to higher current income taxes resulting from collections of PGAC balances from customers and property tax accruals. The increase in cash from operations was mostly offset by a decrease in accounts payable resulting from decreased gas purchases and the payment of outstanding gas purchases as of December 31, 2005.

Cash used for investing activities for the three months ended March 31, 2006 was $27.1 million compared to $14.9 million for the three months ended March 31, 2005. The increase in cash flows used for investing activities was due primarily to higher levels of utility plant additions.

Cash used for financing activities for the three months ended March 31, 2006 was $25.0 million compared to $38.0 million for the three months ended March 31, 2005. The decrease in cash used for financing activities was due primarily to lower levels of short-term debt repayments.

TNMP

At March 31, 2006, TNMP had cash and short-term investments of $17.1 million compared to $16.2 million in cash and short-term investments at December 31, 2005.

Cash provided by operating activities for the three months ended March 31, 2006 was $8.0 million compared to $11.3 million for the three months ended March 31, 2005. TNMP's net earnings for the three months ended March 31, 2006 decreased 59.8%, to $1.2 million from $2.9 million, for the three months ended March 31, 2005, which contributed to the decrease in cash provided by operating activities for the three months ended March 31, 2006. Accrued interest and taxes decreased primarily due to increased property tax payments in the first quarter of 2006, which also contributed to the decrease in cash provided by operating activities. Accounts receivable decreased due to the collection of higher levels of accounts receivable balances at December 31, 2005, which partially offset the decrease in cash provided by operating activities.

Cash used for investing activities for the three months ended March 31, 2006 was $7.2 million compared to $9.6 million for the three months ended March 31, 2005. The decrease in cash used for investing activities resulted from lower levels of utility plant additions for the three months ended March 31, 2006.

Cash from financing activities was virtually unchanged for the three months ended March 31, 2006, as compared to the same period of 2005.

Capital Requirements

PNMR

   Total capital requirements include construction expenditures as well as other major capital requirements and cash dividend requirements for both common and preferred stock. The main focus of the Company’s current construction program is upgrading generation resources, upgrading and expanding the electric and gas transmission and distribution systems and purchasing nuclear fuel. Projections for total capital requirements for 2006, including TNMP and First Choice, are $458.0 million with projections for construction expenditures for 2006 constituting $418.0 million of that total. Total capital requirements, including TNMP and First Choice, are projected to be $1,833.8 million and construction expenditures are projected to be $1,602.8 million for 2006-2010. These estimates are under continuing review and subject to on-going adjustment. This projection includes $147.0 million for PNM’s expansion at Afton. In November 2005, PNM filed a joint stipulation with the NMPRC that would allow PNM to convert Afton to a combined cycle plant and bring Afton into retail rates effective January 1, 2008. The stipulation is subject to approval by the NMPRC. This projection does not currently include any capital requirement estimates for Twin Oaks; however, as noted, the projection is subject to on-going adjustment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company continues to look for appropriately priced generation acquisition and expansion opportunities to support retail electric load growth, for the continued expansion of its long-term contract business, and to supplement its natural transmission position in the southwest and west areas of the United States.

During the three months ended March 31, 2006, the Company utilized cash generated from operations and cash on hand, as well as its liquidity arrangements, to cover its capital requirements and construction expenditures. Except for the acquisition of the Twin Oaks facility in April 2006 (see Note 2 and Note 7), the Company anticipates that internal cash generation and current debt capacity will be sufficient to meet all of its capital requirements and construction expenditures for the years 2006 through 2010. To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements.

PNM

   The main focus of PNM’s current construction program is to upgrade generation resources, to upgrade and expand the electric and gas transmission and distribution systems and to purchase nuclear fuel. Projections for total capital requirements for 2006 are $325.2 million with projections for construction expenditures for 2006 constituting $346.2 million of that total. Total capital requirements are projected to be $1,160.0 million and construction expenditures are projected to be $1,289.0 million for the years 2006 through 2010. These estimates are under continuing review and subject to on-going adjustment.

TNMP

   The main focus of TNMP’s current construction program is to upgrade and expand its electric transmission and distribution systems. Projections for total capital requirements for 2006 are $44.3 million. Total capital requirements are projected to be $233.7 million for the years 2006 through 2010. These estimates are under continuing review and subject to on-going adjustment.

Liquidity

PNMR

 At May 1, 2006, PNMR had $615.0 million of liquidity arrangements. The liquidity arrangements consist of $600.0 million from an unsecured revolving credit facility, referred to as the PNMR Facility for purposes of this discussion, and $15.0 million in local lines of credit. As of May 1, 2006, there were no amounts borrowed under the PNMR Facility and no amounts borrowed under the local lines of credit. PNMR had $130.7 million of letters of credit outstanding.

    At May 1, 2006, First Choice had up to $300.0 million of borrowing capacity under the PNMR Facility. Any borrowings made by First Choice under this sublimit are guaranteed by PNMR. At May 1, 2006, First Choice had no borrowings outstanding under the PNMR Facility; however, First Choice had $17.2 million of letters of credit outstanding, which reduces the available capacity under the PNMR Facility. TNMP is also a borrower under the PNMR Facility, see “TNMP” detail below.

In addition, in February 2006, the Board approved affiliate borrowing arrangements between PNMR and its subsidiaries that would authorize each subsidiary to borrow up to $50.0 million from PNMR.

PNMR has established a commercial paper program under which it may issue up to $400.0 million in commercial paper for up to 270 days. The commercial paper is unsecured and the proceeds are used for short-term cash management needs. The PNMR Facility serves as a backstop for the outstanding commercial paper. At May 1, 2006, there were $222.8 million of borrowings outstanding under this program.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Moody’s considered PNMR's credit outlook stable and S&P considered PNMR’s outlook negative as of the date of this report. S&P and Moody’s rated PNMR’s senior unsecured notes issued in March 2005 (see “Financing Activities” below) as BBB- and Baa3, respectively. PNMR's commercial paper program discussed above has been rated P-3 by Moody's and A-3 by S&P. The Company is committed to maintaining or improving its investment grade ratings.

Investors are cautioned that a security rating is not a recommendation to buy, sell or hold securities, that it is subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

PNM

    At May 1, 2006, PNM had $423.5 million of liquidity arrangements. The liquidity arrangements consist of $400.0 million from an unsecured revolving credit facility, referred to as the PNM Facility for purposes of this discussion and $23.5 million in local lines of credit. At May 1, 2006, there were no amounts borrowed against the local lines of credit or the PNM Facility; however, $4.5 million of letters of credit were outstanding, which reduces the available capacity under the PNM Facility.

At May 1, 2006, PNM also had a $20.0 million borrowing arrangement with PNMR, which is not included in the $423.5 million of liquidity arrangements discussed above. At May 1, 2006 there were no amounts outstanding under this arrangement.

PNM has a commercial paper program under which PNM may issue up to $300.0 million in commercial paper for up to 365 days. The commercial paper is unsecured and the proceeds are used for short-term cash management needs. The PNM Facility serves as a backstop for PNM's outstanding commercial paper. At May 1, 2006, PNM had $102.1 million in commercial paper outstanding under this program.

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

Moody’s considered PNM's credit outlook stable and S&P considered PNM’s outlook negative as of the date of this report. As of March 31, 2006, S&P rated PNM’s business position as six, its senior unsecured notes as BBB and its preferred stock as BB+. As of March 31, 2006, Moody’s rated PNM’s senior unsecured notes as Baa2 and its preferred stock as Ba1. PNM's commercial paper program has been rated P-2 by Moody's and A-3 by S&P. The Company is committed to maintaining or improving its investment grade ratings.

TNMP

TNMP is a borrower and can issue notes of up to $100.0 million under the PNMR Facility. Any borrowings made by TNMP under this sublimit are not guaranteed by PNMR. At May 1, 2006, TNMP had no outstanding borrowings under the PNMR Facility, but did have $2.4 million letters of credit outstanding, which reduces available capacity under the PNMR Facility.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Moody’s considered TNMP's credit outlook stable and S&P considered TNMP’s outlook negative as of the date of this report. As of March 31, 2006, S&P rated TNMP’s senior unsecured notes at BBB. As of March 31, 2006, Moody’s rated TNMP’s senior unsecured notes at Baa3. The Company is committed to maintaining or improving its investment grade ratings.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements consist of PNM’s operating lease obligations for PVNGS Units 1 and 2, the EIP transmission line and the entire output of Delta, a gas-fired generating plant. These arrangements help ensure PNM the availability of lower-cost generation needed to serve customers.

As of March 31, 2006, there have been no significant changes to the Company’s off-balance sheet arrangements reported in the 2005 Annual Reports on Form 10-K/A (Amendment No. 1).

Commitments and Contractual Obligations

   PNMR, PNM and TNMP have contractual obligations for long-term debt, operating leases, purchase obligations and certain other long-term liabilities that were summarized in a table of contractual obligations in the 2005 Annual Reports on Form 10-K/A (Amendment No. 1). As of March 31, 2006, there have been no significant changes to the Company’s contractual obligations from December 31, 2005.

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

   PNMR’s term loan agreement for financing the acquisition of Twin Oaks in April 2006 (see Note 2 and Note 7) includes customary covenants, including requirements that PNMR maintain a debt-to-capital ratio, inclusive of off-balance sheet debt, of less than 65%. The term loan agreement includes customary events of default, including a cross default provision and a change in control provision. If an event of default occurs, the administrative agent may, or upon the request and direction of lenders holding more than 50% of the outstanding term loan shall, declare the unpaid principal and interest on the term loan to be due and payable. Such acceleration will occur automatically in the event of an insolvency or bankruptcy default.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financing Activities

PNMR

On April 18, 2006, PNMR entered into a short-term loan agreement for temporary financing of the Twin Oaks acquisition (see Note 2). Under the term loan agreement, PNMR was permitted to borrow up to $480.0 million in a single draw on or after April 18, 2006, to finance the acquisition of Twin Oaks and related expenses. Term loans made under this agreement bear interest at a base rate (the greater of the prime rate in effect and the Federal Funds rate plus ½ of 1%) or an adjusted Eurodollar rate (equal to the British Bankers Association LIBOR rate plus an additional percentage based on PNMR’s then current long-term senior unsecured non-credit enhanced debt rating). On April 18, 2006, PNMR borrowed $480.0 million under the term loan agreement. PNMR must repay the loan by April 17, 2007, unless accelerated in accordance with the terms of the agreement or prepaid in whole or in part upon the issuance of certain additional equity or debt. It is expected that the permanent financing for the $480.0 million Twin Oaks purchase price will come from the issuance of debt and equity structured to maintain PNMR’s investment grade rating.

PNMR has a universal shelf registration statement filed with the SEC for the issuance of debt securities and equity securities, preferred stock, purchase contracts, purchase contract units and warrants. As of March 31, 2006, PNMR had approximately $400.9 million of remaining unissued securities under this universal registration statement.

PNMR has entered into three fixed-to-floating interest rate swaps with an aggregate notional principal amount of $150.0 million. Under these swaps, PNMR receives a 4.40% fixed interest payment on the notional principal amount on a semi-annual basis and pays a floating rate equal to the six month LIBOR plus 58.15 basis points (0.5815%) on the notional amount through September 15, 2008. The initial floating rate was 1.91% and will be reset every six months. The floating rate was reset on March 15, 2006, to a weighted average rate of 5.65%. The swaps are accounted for as fair-value hedges with a liability position of approximately $5.0 million at March 31, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PNMR also entered into two forward starting floating-to-fixed rate interest rate swaps with an aggregate notional principal amount of $100.0 million. These swaps became effective August 1, 2005 and terminate November 15, 2009. Under these swaps, PNMR receives a floating rate equal to the three month LIBOR rate on the notional principal amount and pays a fixed interest rate of 3.975% on the notional principal amount on a quarterly basis. The initial floating rate was set on August 1, 2005, at 3.693% and will be reset every three months. As of the last adjustment date, the weighted average interest rate was 4.68%. From November 2004 through June 30, 2005, the swaps were accounted for as a cash flow hedge against the PNMR Facility. Effective June 30, 2005, the swaps were de-designated as cash flow hedges. The increase in fair market value of $0.4 million was recorded in accumulated other comprehensive income on PNMR’s Condensed Consolidated Balance Sheet at March 31, 2006 and December 31, 2005. For the three months ended March 31, 2006, $1.2 million was recognized in other income on PNMR’s Condensed Consolidated Statement of Earnings. No comparable amount was recognized for the three months ended March 31, 2005.

In March 2005, PNMR issued 3,910,000 shares of its common stock at $26.76 per share. PNMR received net proceeds from this offering, after deducting underwriting discounts, commissions and expenses, of approximately $101.0 million. In March 2005, PNMR also completed a public offering of 4,945,000 equity-linked units at 6.75%, yielding net proceeds after deducting discounts, commissions and expenses of approximately $239.6 million. In October 2005, PNMR completed a private offering of 4,000,000 equity-linked units at 6.625%. PNMR received $100.0 million in proceeds from this transaction and there were no underwriting discounts or commissions.

PNM

PNM has a universal shelf registration statement filed with the SEC for the issuance of debt securities, equity securities, preferred stock, purchase contracts, purchase contract units and warrants. As of March 31, 2006, PNM had approximately $200.0 million of remaining unissued securities registered under its shelf registration statement.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Structure

PNMR

PNMR’s capitalization, including current maturities of long-term debt, at March 31, 2006 and December 31, 2005 is shown below:

	March 31,	December 31,
	2006	2005

Common Equity	42.4%	42.3%
Preferred Stock	0.4%	0.4%
Long-term Debt	57.2%	57.3%
Total Capitalization	100.0%	100.0%

    Total capitalization does not include as debt the present value of PNM’s operating lease obligations for PVNGS Units 1 and 2, EIP and the Delta operating lease, which was approximately $169.5 million as of March 31, 2006 and $170.9 million as of December 31, 2005.
PNM

PNM’s capitalization, including current maturities of long-term debt, at March 31, 2006 and December 31, 2005 is shown below:

	March 31,	December 31,
	2006	2005

Common Equity	50.9%	50.2%
Preferred Stock	0.6%	0.6%
Long-term Debt	48.5%	49.2%
Total Capitalization	100.0%	100.0%

TNMP

TNMP’s capitalization, including current maturities of long-term debt, at March 31, 2006 and December 31, 2005 is shown below:

	March 31,	December 31,
	2006	2005

Common Equity	58.6%	58.6%
Long-term Debt	41.4%	41.4%
Total Capitalization	100.0%	100.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER ISSUES FACING THE COMPANY

See Notes 9 and 10 for a discussion of commitments and contingencies and rate and regulatory matters facing the Company.

NEW ACCOUNTING STANDARDS

There have been no new accounting standards that materially affected PNMR, PNM or TNMP this period; however, see Note 6 for discussion of SFAS 123R.

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

Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM and TNMP caution readers not to place undue reliance on these statements. PNMR’s, PNM’s and TNMP’s business, financial condition, cash flow and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors include:

•	The potential unavailability of cash from TNP and its subsidiaries,
•	The risk that TNP and its subsidiaries will not be integrated successfully into PNMR,
•	The risk that the benefits of the TNP acquisition will not be fully realized or will take longer to realize than expected,
•	Disruption from the TNP acquisition making it more difficult to maintain relationships with customers, employees, suppliers or other third parties,
•	The outcome of any appeals of the PUCT order in the stranded cost true-up proceeding,
•	The ability of First Choice to attract and retain customers,
•	Changes in ERCOT protocols,
•	Changes in the cost of power acquired by First Choice,
•	Collections experience,
•	Insurance coverage available for claims made in litigation,
•	Fluctuations in interest rates,
•	Conditions in the financial markets affecting PNMR’s permanent financing for the Twin Oaks power plant acquisition,
•	Weather, including impacts on PNMR and its subsidiaries of the hurricanes in the Gulf Coast region,
•	Water supply,
•	Changes in fuel costs,
•	Availability of fuel supplies,
•	The effectiveness of risk management and commodity risk transactions,
•	Seasonality and other changes in supply and demand in the market for electric power,
•	Variability of wholesale power prices and natural gas prices,
•	Volatility and liquidity in the wholesale power markets and the natural gas markets,
•	Changes in the competitive environment in the electric and natural gas industries,
•	The performance of generating units, including PVNGS, and transmission systems,
•	The market for electrical generating equipment,
•	The ability to secure long-term power sales,
•	The risks associated with completion of generation, transmission, distribution and other projects, including construction delays and unanticipated cost overruns,
•	State and federal regulatory and legislative decisions and actions,
•	The outcome of legal proceedings,
•	Changes in applicable accounting principles, and
•	The performance of state, regional and national economies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Any material changes to risk factors occurring after the filing of PNMR’s, PNM’s or TNMP’s 2005 Annual Report on Form 10-K/A (Amendment No. 1) are disclosed in Item 1A, Risk Factors, in this Form 10-Q.

For information about the risks associated with the use of derivative financial instruments see Item 3. “Quantitative and Qualitative Disclosure About Market Risk.”

SECURITIES ACT DISCLAIMER

Certain securities, including commercial paper described in this report, have not been registered under the Securities Act of 1933, as amended, or any state securities laws and may not be reoffered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. This Form 10-Q does not constitute an offer to sell or the solicitation of an offer to buy any securities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

The acquisition of TNP occurred on June 6, 2005. Therefore, in the following tables First Choice activity is included in the PNMR activity from June 6, 2005 through December 31, 2005 only.

The following table shows the net fair value of mark-to-market energy contracts for First Choice and PNM Wholesale included in PNMR’s Condensed Consolidated Balance Sheet:

	March 31,	December 31,
	2006	2005
	(In thousands)
Mark-to-Market Energy Contracts:
Current asset	$41,731	$14,458
Long-term asset	3,233	21,265
Total mark-to-market assets	44,964	35,723
Current liability	(36,098)	(11,260)
Long-term liability	(2,544)	(20,844)
Total mark-to-market liabilities	(38,642)	(32,104)

Net fair value of mark-to-market energy contracts	$6,322	$3,619

The mark-to-market energy transactions represent net assets at March 31, 2006 and December 31, 2005 after netting all applicable open purchase and sale contracts.

The market prices used to value PNMR mark-to-market energy transactions are based on index prices and broker quotations. The Company enters into long-term physical option contracts and long-term financial gas swap contracts that are classified as derivatives and consequently marked to market through earnings. Generally, market

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

data to value these types of transactions at PNM is available for the next 18-month period only; the remaining time period, referred to as the illiquid period, is valued using internally developed pricing data. As a result, the Company records liquidity reserves on these contracts for market gains and losses in the illiquid period, effectively limiting the mark-to-market valuation to a rolling 18-month period. The Company regularly assesses the validity and availability of pricing data for the illiquid period of its derivative transactions and adjusts its liquidity reserves, accordingly.

The following table details the changes in the net asset or liability balance sheet position from one period to the next for mark to market energy transactions for the operations of First Choice and PNM Wholesale:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Sources of Fair Value Gain/(Loss):
Fair value at beginning of year	$3,619	$2,073

Amount realized on contracts delivered during period	1,202	67

Changes in fair value	1,501	856

Net fair value at end of period	$6,322	$2,996

Net change recorded as mark-to-market	$2,703	$923

The following table provides the maturity of the net assets/(liabilities) of PNMR, giving an indication of when these mark-to-market amounts will settle and generate/(use) cash. The following values were determined using broker quotes:

Fair Value at March 31, 2006

Maturities
Less than
1 year	1-3 Years	4+ Years	Total
	(In thousands)
$5,633	$462	$227	$6,322

As of March 31, 2006, a decrease in market pricing of PNMR’s mark-to-market energy transactions by 10% would have resulted in a decrease in net earnings of less than 1%. Conversely, an increase in market pricing of these transactions by 10% would have resulted in an increase in net earnings of less than 1%.

Risk Management Activities

PNM’s Wholesale Operations measure the market risk of its long-term contracts and wholesale activities using a VaR calculation to maintain the Company’s total exposure within management-prescribed limits. The Company’s VaR calculation reports the possible market loss for the respective transactions. This calculation is based on the transaction’s fair market value on the reporting date. Accordingly, the VaR calculation is not a measure of the potential accounting mark-to-market loss. The Company utilizes the Monte Carlo simulation model of VaR. The Monte Carlo model utilizes a random generated simulation based on historical volatility to generate portfolio values. VaR models are relatively sophisticated. The quantitative risk information, however, is limited by the parameters established in creating the model. The instruments being evaluated may trigger a potential loss in excess of calculated amounts if changes in commodity prices exceed the confidence level of the model used. The VaR methodology employs the following critical parameters: volatility estimates, market values of open positions, appropriate market-oriented holding periods and seasonally adjusted correlation estimates. The Company’s VaR calculation considers the Company’s forward position for the next eighteen months. The Company uses a holding period of three days as the estimate of the length of time that will be needed to liquidate the positions. The volatility and the correlation estimates measure the impact of adverse price movements both at an individual position level as well as at the total portfolio level. The two-tailed confidence level established is 99%. For example, if VaR is calculated at $10.0 million, it is estimated at a 99% confidence level that if prices move against PNM’s positions, the Company’s pre-tax gain or loss in liquidating the portfolio would not exceed $10.0 million in the three days that it would take to liquidate the portfolio.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For PNM's wholesale operations, the Company measures VaR for all transactions that are not directly asset related and have economic risk. The VaR limit established for these transactions is $5.0 million. For the three months ended March 31, 2006, the average VaR amount for these transactions was $1.8 million, with high and low VaR amounts for the period of $3.7 million and $0.8 million, respectively. The VaR amount for these transactions at March 31, 2006 was $0.9 million. For the three months ended March 31, 2005, the average VaR amount for these transactions was $0.3 million, with high and low VaR amounts for the period of $0.7 million and $0.2 million, respectively. The total VaR amount for these transactions at March 31, 2005 was $0.4 million.

First Choice measures the market risk of its activities using an EaR calculation to maintain the Company’s total exposure within management-prescribed limits. Because of its obligation to serve customers, First Choice must take its obligations to settlement. Accordingly, a measure that evaluates the settlement of First Choice’s positions against earnings provides management with a useful tool to manage its portfolio. First Choice’s EaR calculation reports the possible losses against forecasted earnings for its retail load and supply portfolio. This calculation is based on First Choice’s forecasted earnings on the reporting date. The Company utilizes a Delta/Gamma approximation model of EaR. The Delta/Gamma model calculates a price change within a given time frame, correlation and volatility parameters for each price curve utilized in valuing the mark-to-market of each position to develop a change in value for any position. This process is repeated multiple times to calculate a standard deviation, which is used to arrive at an EaR amount based on a certain confidence level. The model uses the Delta/Gamma approximation to model the optionality related to price-to-beat rate resets by both the Company and the PUCT as discussed above. First Choice utilizes the one-tailed confidence level at 95%. EaR models are relatively sophisticated. The quantitative risk information, however, is limited by the parameters established in creating the model. The instruments being evaluated may trigger a potential loss in excess of calculated amounts if changes in commodity prices exceed the confidence level of the model used. The EaR calculation considers the Company’s forward position for the next twelve months and holds each position to settlement. The volatility and the correlation estimates measure the impact of adverse price movements both at an individual position level as well as at the total portfolio level. For example, if EaR is calculated at $10.0 million, it is estimated at a 95% confidence level that if prices move against First Choice’s positions, the losses against the Company’s forecasted earnings over the next twelve months would not exceed $10.0 million.

The EaR limit established for First Choice’s transactions is $25.0 million. For the three months ended March 31, 2006, the average EaR amount was $10.0 million, with high and low EaR amounts for the period of $15.3 million and $6.0 million, respectively. The total EaR amount at March 31, 2006 was $6.0 million.

Upon successful execution of First Choice’s strategy to mitigate risk by locking in its floating supply costs at favorable prices, the $25.0 million limit is expected to be lowered to match the new risk profile. In addition, the Company adopted two new VaR measures to monitor the market based mitigation strategies of First Choice management. The first VaR limit is based on the same total retail load and supply portfolio as the EaR measure; however, the VaR measure is intended to capture the effects of changes in market prices over a 10 day holding period. This holding period is considered appropriate given the nature of First Choice’s supply portfolio and the constraints faced by First Choice in the ERCOT market. The calculation utilizes the same Monte Carlo simulation approach described above at a 95% confidence level. This VaR limit was established at $7.5 million. The VaR amount for these transactions was $2.3 million at March 31, 2006. For the three months ended March 31, 2006, the high, low and average mark-to-market VaR amounts were $5.0 million, $2.1 million and $3.1 million, respectively.

The second VaR limit was established for First Choice transactions that are subject to mark-to-market accounting as defined by SFAS 133 and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This calculation captures the effect of changes in market prices over a three-day holding period and utilizes the same Monte Carlo simulation approach described above at a 95% confidence level. In the first quarter of 2006, this limit was set at $3.0 million. Previously, the VaR limit for mark-to-market transactions was $1.5 million. The VaR amount for these transactions was $0.4 million at March 31, 2006. For the three months ended March 31, 2006, the high, low and average mark-to-market VaR amounts were $1.0 million, $0.2 million and $0.6 million, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

In addition, counterparties expose the Company to credit losses in the event of non-performance or non-payment. The Company manages credit on a consolidated basis and uses a credit management process to assess and monitor the financial conditions of counterparties. Credit exposure is regularly monitored by the RMC. The RMC has put procedures in place to ensure that increases in credit risk measures that exceed the prescribed limits are reviewed and, if deemed necessary, acted upon to reduce exposures.

The following table provides information related to PNM Wholesale’s credit exposure as of March 31, 2006. The Company does not hold any credit collateral as of March 31, 2006. The table further delineates that exposure by the credit worthiness (credit rating) of the counterparties and provides guidance as to the concentration of credit risk to individual counterparties PNM Wholesale may have. Also provided is an indication of the maturity of a Company’s credit risk by credit ratings of the counterparties.

PNM Wholesale
Schedule of Credit Risk Exposure
March 31, 2006

			Net
	(b)	Number	Exposure
	Net	of	of
	Credit	Counter	Counter-
	Risk	-parties	parties
Rating (a)	Exposure	>10%	>10%
	(Dollars in thousands)

Investment grade	$ 123,266	3	$ 67,446
Non-investment grade	56	-	-
Internal ratings
Investment grade	2,267	-	-
Non-investment grade	12,825	-	-
Total	$ 138,414		$ 67,446

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

PNM Wholesale
Maturity of Credit Risk Exposure
March 31, 2006

				Total
	Less than			Net
Rating	2 Years	2-5 Years	>5 Years	Exposure
		(In thousands)

Investment grade	$ 117,815	$ 5,451	$ -	$ 123,266
Non-investment grade	56	-	-	56
Internal ratings
Investment grade	2,267	-	-	2,267
Non-investment grade	12,825	-	-	12,825
Total	$ 132,963	$ 5,451	$ -	$ 138,414

The Company provides for losses due to market and credit risk. Credit risk for PNM Wholesale's largest counterparty as of March 31, 2006 and December 31, 2005 was $28.8 million and $20.5 million, respectively.

First Choice

First Choice is subject to credit risk from non-performance by its supply counterparties to the extent these contracts have a mark-to-market value in the favor of First Choice. The Constellation power supply agreement established FCPSP, a bankruptcy remote special purpose entity, to hold all of First Choice's customer contracts and wholesale power and gas contracts. Constellation received a lien on accounts receivable, customer contracts, cash, and the equity of FCPSP as security for FCPSP’s performance under the power supply agreement. The provisions of this agreement severely limit FCPSP’s ability to secure power from alternate sources. Additionally, the terms of the security agreement do not require Constellation to post collateral for any mark-to-market balances in FCPSP’s favor. At March 31, 2006, the supply contracted with Constellation was in a favorable mark-to-market position for FCPSP. When netted against amounts owed to Constellation, this exposure was approximately $13.3 million. The Constellation power supply agreement collateral provisions will continue as long as FCPSP is purchasing power from Constellation to serve retail customers. The existing pricing mechanism under the Constellation power supply agreement expires on December 31, 2006, and the obligations of Constellation to act as a qualified scheduling entity continue until the expiration of the agreement on December 31, 2007. First Choice's credit exposure to other counterparties at March 31, 2006 and December 31, 2005 was $16.5 million and $14.6 million and the tenor of these exposures was less than two years.

First Choice’s retail bad debt expense for the three months ended March 31, 2006 was $3.6 million. First Choice expects bad debt expense to decrease in subsequent periods as the impacts from the Gulf Coast hurricanes, including waiver of customer deposits for hurricane victims, diminish. In addition, a reduction in bad debt expense from retail customers is expected due to reduced customer receivables resulting partially from effective disconnect policies, increased collection activity and refined consumer credit and securitization policies.

Interest Rate Risk

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

PNM has long-term debt which subjects it to the risk of loss associated with movements in market interest rates. The majority of PNM’s long-term debt is fixed-rate debt, and therefore, does not expose PNM’s earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of all long-term debt instruments would increase by approximately 3.1%, or $32.4 million, if interest rates were to decline by 50 basis

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

points from their levels at March 31, 2006. At March 31, 2006, the fair value of PNM's long-term debt was approximately $1.04 billion as compared to a book value of $986.8 million. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if PNM were to re-acquire all or a portion of its debt instruments in the open market prior to their maturity.

PNM’s $146.0 million, 2.1% pollution control bonds with a maturity date of April 1, 2033, were required to be remarketed in April 2006. Following the remarketing, the interest rate on the pollution control bonds was changed to a fixed rate of 4.875% annually.

During the three months ended March 31, 2006, PNM did not contribute cash to fund PVNGS decommissioning, pension and other postretirement benefits for plan year 2006. The securities held by the trusts had an estimated fair value of $651.8 million at March 31, 2006, of which approximately 24.2% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates. If rates were to increase by 50 basis points from their levels at March 31, 2006, the decrease in the fair value of the fixed-rate securities would be approximately 3.0%, or $4.5 million. PNM does not currently recover or return through rates any losses or gains on these securities. PNM, therefore, is at risk for shortfalls in its funding of its obligations due to investment losses. PNM does not believe that long-term market returns over the period of funding will be less than required for PNM to meet its obligations. However, this belief is based on assumptions about future returns that are inherently uncertain.

TNMP has long-term debt which subjects it to the risk of loss associated with movements in market interest rates. The majority of TNMP’s long-term debt is fixed-rate debt, and therefore, does not expose TNMP’s earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of all long-term debt instruments would increase by approximately 1.1%, or $4.7 million, if interest rates were to decline by 50 basis points from their levels at March 31, 2006. At March 31, 2006, the fair value of TNMP's long-term debt was approximately $427.1 million as compared to a book value of $415.9 million. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if TNMP were to re-acquire all or a portion of its debt instruments in the open market prior to their maturity.

During the three months ended March 31, 2006, TNMP did not contribute cash to fund pension and other postretirement benefits for plan year 2006. The securities held by the trusts had an estimated fair value of $90.1 million at March 31, 2006, of which approximately 27.1% were fixed-rate debt securities that subject TNMP to risk of loss of fair value with movements in market interest rates. If rates were to increase by 50 basis points from their levels at March 31, 2006, the decrease in the fair value of the fixed-rate securities would be approximately 2.9%, or $0.7 million. TNMP, therefore, is at risk for shortfalls in its funding of its obligations due to investment losses. TNMP does not believe that long-term market returns over the period of funding will be less than required for TNMP to meet its obligations. However, this belief is based on assumptions about future returns that are inherently uncertain.

Equity Market Risk

The trusts established to fund PNM’s share of the decommissioning costs of PVNGS and pension and other postretirement benefits hold certain equity securities at March 31, 2006. These equity securities also expose the Company to losses in fair value. Approximately 62.9% of the securities held by the various trusts were equity securities as of March 31, 2006. Similar to the debt securities held for funding decommissioning and certain pension and other postretirement costs, PNM does not recover or earn a return through rates on any losses or gains on these equity securities.

The trusts established to fund TNMP’s pension and other postretirement benefits hold certain equity securities at March 31, 2006. These equity securities also expose the Company to losses in fair value. Approximately 62.1% of the securities held by the various trusts were equity securities as of March 31, 2006. TNMP does not recover or earn a return through rates on any losses or gains on these equity securities.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

PNMR, PNM and TNMP each maintain disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of each of the registrants’ disclosure controls and procedures as of the end of the period covered by this report conducted by the registrants’ management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that each of the registrants meet the requirements of SEC Regulation 13A, Rule 13a-15(e) and Rule 15d-15(e).

Changes in Internal Controls

There have been no changes in the Company’s internal controls over financial reporting for the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

TNP Acquisition

The Company is currently undergoing a diligent effort to ensure TNP’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As integration activities occur, the Company continues to integrate the Company’s internal controls into TNP's operations.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Notes 9 and 10 in the Notes to Condensed Consolidated Financial Statements for information related to the following matters, for PNMR, PNM and TNMP, incorporated in this item by reference.

•	Asbestos Cases
•	SESCO Matter (for both PNM and TNMP)
•	California Refund Proceeding
•	California Antitrust Litigation
•	Power Resource Group Litigation
•	TNMP True-Up Proceeding

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes with regard to the Company’s Risk Factors disclosed in PNMR’s, PNM’s and TNMP’s Annual Reports on Forms 10-K/A (Amendment No. 1) for the year ended December 31, 2005.

ITEM 5. OTHER EVENTS

On May 8, 2006, J. D. Shorter, PNM Resources Senior Vice President and President of First Choice Power, announced his resignation from his positions to pursue other opportunities, effective immediately. Mr. Shorter’s decision to resign was not the result of a disagreement with the Company regarding accounting or financial matters.

ITEM 6. EXHIBITS

10.119	PNM
Amended and Restated San Juan Project Participation Agreement, dated as of March 23, 2006 among PNM, Tucson Electric Power Company, The City of Farmington, New Mexico, M-S-R Public Power Agency, The Incorporated County of Los Alamos, New Mexico, Southern California Public Power Authority, City of Anaheim, Utah Associated Municipal Power System and Tri-State Generation and Transmission Association, Inc.

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

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date: May 9, 2006	/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Corporate Controller
(Officer duly authorized to sign this report)