Form 10-K/A
period 2005-12-31
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2006-08-08
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE REGARDING AMENDMENT NO. 2

This Amendment No. 2 to the Annual Report on Form 10-K/A (“Amendment No. 2”) amends the Registrants’ Annual Report on Form 10-K/A Amendment No. 1 for the fiscal year ended December 31, 2005, initially filed with the Securities and Exchange Commission ("SEC") on April 19, 2006 (the “Original Filing”).

Amendment No. 2 is being filed to correct the allocation of goodwill recorded for the June 6, 2005 acquisition of TNP Enterprises, Inc. and Subsidiaries by PNM Resources, Inc. (“PNMR”). The goodwill recorded in this purchase was allocated between Texas-New Mexico Power Company (“TNMP”) and First Choice Power, L.P. (“First Choice”). Subsequent to the Original Filing, it was determined that goodwill was not properly allocated between the two entities. The reallocation of goodwill is detailed below.

	As Previously Reported	Restatement	As Restated
	(In thousands)

TNMP	$456,088	$(88,843)	$367,245
First Choice	43,067	88,843	131,910
Total Goodwill	$499,155	$-	$499,155

TNMP’s Paid-in-capital is also reduced by the restatement amount shown above. Amendment No. 2 has no effect on the Statements of Earnings or Statements of Cash Flows of TNMP. Amendment No. 2 restates the goodwill allocation between PNMR’s subsidiaries, TNMP and First Choice, and, therefore, has no effect on the Consolidated Balance Sheets of PNMR, but does impact the Notes to the Consolidated Financial Statements. Amendment No. 2 does not restate the Consolidated Financial Statements of  Public Service Company of New Mexico. Refer to Note 24 to the Consolidated Financial Statements for additional detail on the restatement.

For the convenience of the reader, Amendment No. 2 sets forth the Original Filing in its entirety, with the exception of the corrections described above, a related revision to Item 9A and a clarification of the disclosures related to Palo Verde Nuclear Generating Station decommissioning costs. In addition, Amendment No. 2 has been signed as of a current date and all certifications of the Registrants’ Chief Executive Officer and Principal Financial Officer are given as of a current date. This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update the Original Filing in any way other than to correct the items described above and to correct several immaterial items.

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

While the acquisition of TNP was accretive to earnings and cash flow in 2005, the 2005 results were based on a number of factors, which may not continue in the future. At First Choice, the gross margin increased, which was driven mainly by natural gas hedging, lower transmission costs and gains from capacity auction participation. However, at TNMP, gross margin decreased in 2005 compared to the prior year. The decrease was primarily due to a decrease in revenues due to a rate reduction effective May 1, 2005 that was part of the PUCT’s approval of the TNP acquisition.

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

As a result of the acquisition of TNP in 2005, PNMR recorded $499.2 million of goodwill composed of $367.3 million of goodwill at TNMP and $131.9 million of goodwill at First Choice. As required by SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), PNMR and TNMP will evaluate goodwill for impairment annually and between annual tests whenever indicators of impairment exist. Impairment of goodwill exists when the carrying amount of goodwill exceeds its implied fair value.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operation for PNMR, PNM and TNMP is presented both on a combined basis as applicable, and on a separate basis. For discussion purposes, this report will use the term “Company” when discussing matters of common applicability to PNMR, PNM and TNMP. Discussions regarding specific contractual obligations generally reference the entity that is legally obligated. In the case of contractual obligations of PNM and TNMP, these obligations are consolidated with PNMR and its subsidiaries under GAAP. A reference to a “Note” in this Item 7 refers to the accompanying Notes to Consolidated Financial Statements included in Item 8.

RESULTS OF OPERATION - EXECUTIVE SUMMARY
The following Management’s Discussion and Analysis gives effect to the restatement discussed in Note 24.

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

The following table sets forth PNMR’s other commercial commitments, excluding interest, as of December 31, 2005:

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

The following table sets forth PNM’s other commercial commitments, excluding interest, as of December 31, 2005:

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

The following table sets forth TNMP’s other commercial commitments, excluding interest, as of December 31, 2005:

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

PNM

PNM’s capitalization, including current maturities of long-term debt, at December 31, 2005 and December 31, 2004 is shown below:

	December 31,	December 31,
	2005	2004

Common Equity	50.2%	50.8%
Preferred Stock	0.6%	0.6%
Long-term Debt	49.2%	48.6%
Total Capitalization	100.0%	100.0%

TNMP

TNMP’s capitalization, including current maturities of long-term debt, at December 31, 2005 and December 31, 2004 is shown below:

	December 31,	December 31,
	2005	2004

Common Equity	54.6%	31.3%
Long-term Debt	45.4%	68.7%
Total Capitalization	100.0%	100.0%

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

As discussed in Note 24 to the consolidated financial statements, the disclosures regarding the allocation of goodwill among the acquired entities have been restated.

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

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 8, 2006 (August 3, 2006 as to Note 24)

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

As discussed in Note 24 to the consolidated financial statements, the accompanying 2005 consolidated financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 8, 2006 (August 3, 2006 as to Note 24)

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

Supplemental schedule of noncash investing and financing activities:
During 2005, PNMR purchased all of the outstanding common shares of TNP for $74.6 million in cash and $87.4 million in PNMR common stock. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$1,501,114
Cash paid for transaction costs	(21,520)
Cash paid for TNP common shares	(74,648)
PNMR common stock exchanged for TNP common stock	(87,392)
Fair value of liabilities assumed	$1,317,554

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

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005 (a)	2004
	(In thousands)
ASSETS
Utility Plant:
Electric plant in service	$877,893	$845,900
Construction work in progress	7,138	4,261
Common plant in service and plant held for future use	589	589
	885,620	850,750
Less accumulated depreciation and amortization	296,611	276,081

Net utility plant	589,009	574,669

Other Property and Investments:
Other investments	548	530
Non-utility property, net of accumulated depreciation of $3 and $3	2,120	343

Total other property and investments	2,668	873

Current Assets:
Cash and cash equivalents	16,228	65,759
Special deposits	-	3,086
Accounts receivable, net of allowance for uncollectible accounts of $100 and $191	13,191	12,739
Federal income tax refund	36,392	22,912
Unbilled revenues	6,679	7,576
Other receivables	6,087	10,083
Inventories	1,478	1,505
Other current assets	1,211	7,526

Total current assets	81,266	131,186

Deferred charges:
Stranded costs	87,316	87,316
Carrying charges on stranded costs	33,918	48,130
Other regulatory assets	2,720	8,105
Goodwill	367,245	-
Other deferred charges	4,948	22,227

Total deferred charges	496,147	165,778
	$1,169,090	$872,506

(a) As restated, see Note 24.

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005 (a)	2004
	(In thousands)
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholder’s equity:
Common stock outstanding ($10 par value, 12,000,000 shares authorized:
issued 9,615 and 10,705 at December 31, 2005 and 2004, respectively)	$96	$107
Paid-in-capital	494,287	197,751
Accumulated other comprehensive loss, net of tax	(29)	(1,761)
Retained earnings	5,450	(6,795)

Total common stockholder’s equity	499,804	189,302
Long-term debt	415,864	415,569

Total capitalization	915,668	604,871

Current Liabilities:
Accounts payable	11,913	15,649
Accrued interest and taxes	24,250	22,647
Accrued payroll and benefits	3,268	1,583
Other current liabilities	5,516	5,155

Total current liabilities	44,947	45,034

Long-Term Liabilities:
Accumulated deferred income taxes	139,405	138,249
Accumulated deferred investment tax credits	1,540	2,326
Regulatory liabilities	56,246	40,729
Accrued pension liability	3,585	4,844
Accrued postretirement benefit cost	6,525	2,693
Other deferred credits	1,174	33,760

Total long-term liabilities	208,475	222,601
Commitments and Contingencies (see Note 16)	-	-
	$1,169,090	$872,506

(a) As restated, see Note 24.

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

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
	2005 (a)	2004
	(In thousands)
Common Stockholder’s Equity:
Common stock outstanding, par value $10 per share	$96	$107
Paid-in-capital	494,287	197,751
Accumulated other comprehensive loss, net of tax	(29)	(1,761)
Retained earnings	5,450	(6,795)
Total common stockholder’s equity	499,804	189,302

Long-Term Debt:
Issue and Final Maturity
Senior Notes:
6.125% due 2008	248,935	248,935
6.25% due 2009	167,690	167,690
Other, including unamortized discounts	(761)	(1,056)
Total long-term debt	415,864	415,569

Total Capitalization	$915,668	$604,871

(a) As restated, see Note 24.

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

The changes in the carrying amount of goodwill by reportable segment (see Note 3) for the year ended December 31, 2005 were as follows:

	TNMP Electric	First Choice	Total PNMR
	(In thousands)

Balance as of January 1, 2005	$-	$-	$-
Purchase of TNP during 2005 (a)	367,245	131,910	499,155
Balance as of December 31, 2005 (a)	$367,245	$131,910	$499,155

            (a) As restated, see Note 24.

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

Decommissioning Costs

Accounting for decommissioning costs for nuclear and fossil-fuel generation involves significant estimates related to costs to be incurred many years in the future after plant closure. Changes in these estimates could significantly impact PNMR’s and PNM’s financial position, results of operations and cash flows. PNM owns and leases nuclear and fossil-fuel facilities that are within and outside of its retail service areas. In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations” (“SFAS 143”), PNM is only required to recognize and measure decommissioning liabilities for tangible long-lived assets for which a legal obligation exists (see Note 15). Adoption of the statement changed the method of accounting for both nuclear generation decommissioning and fossil-fuel generation decommissioning. Nuclear decommissioning costs and related accruals are based on site-specific estimates of the costs for removing all radioactive and other structures at the site. PNM's accruals for Units 1, 2 and 3 have been made based on such estimates, the guidelines of the NRC and the probability of a license extension (see Note 15).  PVNGS Unit 3 is excluded from PNM’s retail rates while PVNGS Units 1 and 2 are included. PNM collects a provision for ultimate decommissioning of PVNGS Units 1 and 2 in its rates and recognizes a corresponding expense and liability for these amounts. PNM believes that it will continue to be able to collect in rates for its legal asset retirement obligations for nuclear generation activities included in the ratemaking process.

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

PNMR also determined the fair value of a First Choice contractual obligation to sell power to certain commercial and industrial customers. The valuation was based on the difference between the current market rates charged by First Choice for these customers compared to the contractual rate embedded in the customer agreement. As a result of the analysis, First Choice determined that its rates for these contractual customers are below market rates for this class of customer and recorded a deferred liability of $3.5 million that will be amortized into revenues over the contract life, or approximately three years. The amortization matches the difference between the retail market rate and the contractual obligation for each month as of the date of acquisition.

TNP’s largest subsidiary, TNMP, is a regulated utility; therefore, in accordance with SFAS 71, the valuations of the majority of the assets and liabilities did not change significantly.

The $499.2 million of goodwill was allocated to the TNMP and First Choice segments in the amounts of $367.3 million and $131.9 million, respectively, as restated. None of the total goodwill amount is expected to be deductible under Section 197 of the Internal Revenue Code.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

PNMR Segment Information

Summarized financial information for PNMR by business segment for the year ended December 31, 2005 is as follows (in thousands):

	Regulated				Unregulated
Segments of Business	PNM	TNMP		PNM	PNM	First	Corporate
	Electric	Electric *		Gas	Wholesale	Choice *	& Other		Consolidated
2005:
Operating revenues	$567,270	$108,475		$510,801	$602,939	$316,330	$(29,005)	(a)	$2,076,810
Intersegment revenues	6,706	45,875		641	25,089	-	(78,311)		-
Total revenues	573,976	154,350		511,442	628,028	316,330	(107,316)		2,076,810
Less: Cost of energy	210,169	58,014		364,205	506,935	243,053	(107,729)	(a)	1,274,647
Intersegment energy
transfer	(35,829)	-		-	35,829	-	-		-
Gross margin	399,636	96,336		147,237	85,264	73,277	413		802,163
Operating expenses	263,446	39,576		98,402	44,827	27,897	32,474	(b)	506,622
Depreciation and
amortization	69,798	17,596		22,548	15,669	1,094	12,017	(c)	138,722
Income taxes	13,065	8,442		5,853	3,612	15,450	(26,972)	(b,c,e)	19,450
Operating income	53,327	30,722		20,434	21,156	28,836	(17,106)		137,369

Interest Income	27,459	1,001		3,769	5,249	1,545	3,806		42,829
Other income/(deductions)	6,859	4,829		689	2,856	(79)	(20,111)	(d)	(4,957)
Other income taxes	(13,586)	(2,071)		(1,765)	(3,209)	(528)	7,748	(d)	(13,411)
Interest charges	(33,392)	(15,875)		(11,503)	(15,644)	(905)	(16,358)	(e)	(93,677)
Segment net income (loss)**	$40,667	$18,606		$11,624	$10,408	$28,869	$(42,021)		$68,153

Total assets at
December 31, 2005	$1,937,811	$1,169,090	(f)	$721,021	$421,377	$318,820 (f)	$556,590		$5,124,709
Goodwill	$-	$367,245	(f)	$-	$-	$131,910 (f)	$-		$499,155
Gross property additions	$135,632	$27,801		$31,019	$14,595	$482	$12,285		$221,814

(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $30.9 million are reclassified to a net margin basis in accordance with GAAP.
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

(e)	Includes TNP debt refinancing costs of $5.3 million in interest charges and an income tax benefit of $2.0 million in income taxes.
(f)	As restated, see Note 24.

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

TNMP

Changes in common stock and additional paid-in capital for TNMP are as follows:

	Common Stock
			Additional
	Number	Aggregate	Paid-In
	of Shares	Par Value	Capital
	(Dollars in thousands)

Pre-Acquisition:
Balance at December 31, 2003	10,705	$107	$197,751

Balance at December 31, 2004	10,705	$107	$197,751

Post-Acquisition:
Balance at June 6, 2005	10,705	$107	$-
Purchase accounting adjustments (a)	-	-	556,287
Stock redemption	(1,090)	(11)	(62,000)

Balance at December 31, 2005 (a)	9,615	$96	$494,287

(a)   As restated, see Note 24.

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

Asset Securitization

PNM has an accounts receivable securitization program with a maximum borrowing capacity of $70.0 million. This program provides for the securitization of PNM’s retail electric service accounts receivable and retail gas service accounts receivable. Under the securitization program, PNM will periodically sell its accounts receivable, principally retail receivables, to a bankruptcy remote subsidiary, PNM Receivables Corporation, which in turn pledges an undivided interest in the receivables to an unaffiliated conduit commercial paper issuer. As of December 31, 2005 and 2004, PNM had no outstanding borrowings under the accounts receivable securitization program.  PNM Receivables Corporation is consolidated in PNM’s financial statements. The accounts receivable program expires in April 2006.

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

PNM identified the ARO liability on the decommissioning of its nuclear generation facilities and fossil fuel generation plants.  PNM's accruals for PVNGS Units 1, 2 and 3 have been made based on the site-specific estimates, the guidelines of the NRC and the probability of a license extension.  PNM’s transmission and distribution facilities are also subject to SFAS 143. The majority of these assets, however, have an indeterminable useful life and settlement date. In 2005, PNM did not identify any material AROs associated with the transmission and distribution assets.

The PVNGS participation agreement sets forth the mechanism for funding potential decommissioning costs and the assumptions used in the site-specific estimates. The development of estimates based on assumptions stated in the participation agreement does not create any additional obligation or commitment to perform termination work in compliance with those assumptions. PNM is also required per the participation agreement to maintain a minimum accumulation and a minimum funding level in its decommissioning account at the end of each annual reporting period during the life of the plant. PNM was above its minimum funding level as of December 31, 2005. PNM will continue to monitor the status of its decommissioning funds and adjust if necessary to remain at or above its minimum accumulation requirements under the participation agreement in the future.

PNM’s most recent site-specific estimates for nuclear decommissioning costs were developed in 2004, using 2004 cost factors, and are based on prompt dismantlement decommissioning, with such removal occurring shortly after operating license expiration. PNM’s share of the estimated funding of such costs under the participation agreement through the end of the licensing terms is approximately $216.7 million (measured in 2004 dollars), which exceeds PNM’s estimate of its nuclear decommissioning asset retirement obligation under SFAS 143. The estimates are subject to change based on a variety of factors, including cost escalation, changes in technology applicable to nuclear decommissioning and changes in federal, state or local regulations. The operating licenses for PVNGS Units 1, 2 and 3 will expire in 2025, 2026, and 2027, respectively. PNM does not have a similar funding obligation related to its fossil-fuel plants.

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

PVNGS Water Supply Litigation

PNM understands that a summons served on APS in 1986 required all water claimants in the Lower Gila River Watershed of Arizona to assert any claims to water on or before January 20, 1987, in an action pending in the Maricopa County Superior Court. PVNGS is located within the geographic area subject to the summons and the rights of the PVNGS participants, including PNM, to the use of groundwater and effluent at PVNGS are potentially at issue in this action. APS, as the PVNGS project manager, filed claims that dispute the court’s jurisdiction over the PVNGS participants’ groundwater rights and their contractual rights to effluent relating to PVNGS and, alternatively, seek confirmation of those rights. In November 1999, the Arizona Supreme Court issued a decision confirming that certain groundwater rights may be available to the federal government and Indian tribes. In addition, the Arizona Supreme Court issued a decision in September 2000 affirming the lower court’s criteria for resolving groundwater claims. Litigation on both these issues has continued in the trial court. In December 2005, APS and other parties filed with the Arizona Supreme Court a petition requesting interlocutory review of a September 2005 trial court order regarding procedures for determining whether groundwater pumping is affecting surface water rights. The Court has not yet ruled on the petition. No trial date concerning the PVNGS participants’ water rights claims has been set in this matter. Although this matter remains subject to further evaluation, PNM does not expect that the described litigation will not have a material adverse impact on its results of operation or financial position.

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

* On June 6, 2005, PNMR completed the acquisition of TNP, parent company of TNMP, effective at 8:00 AM Central Daylight Time.

(24) Restatement

Subsequent to the issuance of the 2005 financial statements, the Company determined that the goodwill recorded in the purchase of TNP was not properly allocated between TNMP and First Choice.

The reallocation of goodwill affects the reported balance sheet and statement of capitalization of TNMP as of December 31, 2005 as follows:

	As Previously Reported	Restatement	As Restated
	(In thousands)

Goodwill	$456,088	$(88,843)	$367,245
Total Assets	$1,257,933	$(88,843)	$1,169,090
Paid-in-capital	$583,130	$(88,843)	$494,287

The reallocation increased goodwill, total assets, and paid-in-capital of First Choice by the same amount. The reallocation has no effect on the Consolidated Balance Sheets of PNMR.  It does impact the related disclosures in the Consolidated Financial Statements.  There is no effect on the Statements of Earnings or Statements of Cash Flows of TNMP or PNMR.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PNM Resources, Inc. and Public Service Company of New Mexico
Albuquerque, New Mexico

We have audited the consolidated financial statements of PNM Resources, Inc. and subsidiaries and Public Service Company of New Mexico and subsidiary (collectively, the “Companies”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management's assessment of the effectiveness of the Companies’ internal control over financial reporting as of December 31, 2005, and the effectiveness of the Companies’ internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated March 8, 2006, August 3, 2006 as to the effects of the restatement of PNM Resources, Inc.’s notes to the consolidated financial statements discussed in Note 24, (which reports express unqualified opinions and include explanatory paragraphs regarding the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003, and Financial Accounting Standards Board Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations in 2005, the change in actuarial valuation measurement date for the pension plan and other post-retirement benefits from September 30 to December 31, during 2003, PNM Resources, Inc.’s acquisition of TNP Enterprises, Inc. in 2005, and PNM Resources Inc.’s restatement discussed in Note 24); such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of the Companies listed in Item 15. These financial statement schedules are the responsibility of the Companies’ management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 8, 2006 (August 3, 2006 as to Note 24)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Texas-New Mexico Power Company
Fort Worth, Texas

We have audited the consolidated financial statements of Texas-New Mexico Power Company and subsidiaries (collectively, the “Company”) as of December 31, 2005 and 2004 and the periods June 6, 2005 to December 31, 2005, January 1, 2005 to June 6, 2005 and each of the years ended December 31, 2004 and 2003, and have issued our report thereon dated March 8, 2006, August 3, 2006 as to the effects of the restatement discussed in Note 24, (which report expresses an unqualified opinion and includes explanatory paragraphs regarding PNM Resources, Inc.’s acquisition of Texas-New Mexico Power Company and its parent TNP Enterprises, Inc. in 2005, the adoption of Financial Accounting Standards Board Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations in 2005, and the restatement discussed in Note 24); such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audit also included the financial statement schedule of the Company listed in Item 15. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statement taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 8, 2006 (August 3, 2006 as to Note 24)

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

SCHEDULE I
PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$67,227	$87,686	$95,173
Adjustments to reconcile net earnings to net cash flows
from operating activities:
Depreciation and amortization	677	2,604	1,735
Allowance for equity funds used during construction	-	(66)	(38)
Accumulated deferred income tax	(6,281)	2,131	6,213
Equity in earnings of subsidiaries	(93,344)	(90,176)	(94,105)
Equity-linked units charge	11,348	-	-
Other	(2,123)	-	-
Changes in certain assets and liabilities:
Other assets	(9,039)	(9,030)	(1,591)
Accounts payable	(2,992)	1,053	4,328
Accrued income tax	77,554	(28,013)	6,473
Other liabilities	(28,360)	14,999	20,711
Net cash flows provided (used) from operating activities	14,667	(18,812)	38,899
Cash Flows From Investing Activities:
Property plant and equipment	(615)	(7,256)	(9,363)
Redemption of short-term investments	-	-	80,291
Luna investment	-	(13,379)	-
Investment in subsidiaries	(557,229)	-	-
Sale of bond investment	-	12,247	-
Cash dividends from subsidiaries	140,500	23,000	49,581
EIP sale	-	-	36,925
Equity contribution to subsidiaries	-	-	(139,257)
Other	478	174	(8,207)
Net cash flows provided (used) in investing activities	(416,866)	14,786	9,970
Cash Flows From Financing Activities:
Short-term borrowings	160,000	33,282	-
Long-term debt repayments	-	-	(26,152)
Long-term debt borrowings	347,250	-	-
Issuance of common stock	101,231	-	-
Exercise of employee stock options	(9,735)	(16,430)	(9,639)
Dividends paid	(51,128)	(38,263)	(36,115)
Change in intercompany accounts	(135,620)	24,980	23,592
Other	2,032	-	290
Net cash flows generated (used) by financing activities	414,030	3,569	(48,024)
Increase (Decrease) in Cash and Cash Equivalents	11,831	(457)	845
Beginning of Year	388	845	-
End of Year	$12,219	$388	$845
Supplemental cash flow disclosures:
Interest paid, net	$16,780	$(3,145)	$576
Income taxes refunded, net	$(4,179)	$(3,098)	$(18,070)
Non-cash dividends from subsidiaries	$13,150	$-	$-
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

* On June 6, 2005, PNMR completed the acquisition of TNP, parent company of TNMP, effective at 8:00 AM Central Daylight Time.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

PNMR

(a) Evaluation of disclosure controls and procedures.

PNMR maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.

Concurrently with the restatement of our Annual Report on Form 10-K for the year ended December 31, 2005, PNMR’s management, with the participation of the Chief Executive and Chief Financial Officers, re-evaluated PNMR’s disclosure controls and procedures as of the end of the period covered by this report. Management considers internal control over financial reporting to be an integral component of PNMR’s disclosure controls and procedures. The registrant’s management, with the participation of the Chief Executive and Chief Financial Officers, believe that these controls and procedures are still effective to ensure that PNMR is able to meet the requirements of SEC Regulation 13A, Rule 13a-15(e) and Rule 15d-15(e). For one of PNMR’s subsidiaries, TNMP, a material weakness within internal control over financial reporting was identified. This control deficiency resulted in a misstatement related to the allocation of goodwill associated with the TNP acquisition. Management also concluded that this deficiency does not rise to the level of a material weakness within PNMR’s internal control due to the fact that the unidentified misstatement in the filing of PNMR’s Form 10-K/A (Amendment No. 1) for the year ended December 31, 2005 was not material. Additionally, the misstatement has no significant impact on the consolidated balance sheets, statements of capitalization, earnings, retained earnings, comprehensive income (loss), cash flow or disclosures of PNMR.

(b) Management’s report on internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting appears on page B-5. This report is incorporated by reference herein. Management has excluded the acquired company, TNP, from their report on internal control over financial reporting. TNP’s results of operations are significant to PNMR’s consolidated financial statements. The financial statements of TNP Enterprises, Inc. and its subsidiaries reflect total assets and revenues constituting 29 and 20 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. A material change in PNMR’s internal control over financial reporting due to the acquisition has been disclosed below.

(c) Changes in internal controls.

TNP Acquisition

PNMR is currently undergoing a diligent effort to ensure TNP’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As integration activities occur, PNMR continues to integrate the companies’ internal controls. Certain of these integration activities have had a material affect on internal control over financial reporting and future activities may materially affect internal control over financial reporting. With the acquisition, PNMR developed an interface process in the second quarter to transfer the financial reporting information from TNP to the system that PNMR uses to produce its consolidated financial statements for internal and external reporting. This is the only material change in internal control that resulted from the acquisition for the year ended December 31, 2005.

There have been no other changes in PNMR’s internal controls over financial reporting for the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, PNMR’s internal control over financial reporting.

PNM

(a) Evaluation of disclosure controls and procedures.

PNM maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of PNM’s disclosure controls and procedures as of the end of the period covered by this report conducted by management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that PNM is able to meet the requirements of SEC Regulation 13A, Rule 13a-15(e) and Rule 15d-15(e).

(b) Management’s report on internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting appears on page B-6. This report is incorporated by reference herein.

(c) Changes in internal controls.

There have been no changes in PNM’s internal controls over financial reporting for the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, PNM’s internal control over financial reporting.

TNMP

(a) Evaluation of disclosure controls and procedures.

TNMP maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.

Concurrently with the restatement of our Annual Report on Form 10-K for fiscal year ended December 31, 2005, TNMP’s management, with the participation of the Chief Executive and Principal Financial Officers, re-evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Management considers internal control over financial reporting to be an integral component of its disclosure and control procedures. The registrant’s management, with the participation of the Chief Executive and Principal Financial Officers, concluded that due to the material weakness described below the disclosure controls and procedures were not effective as of December 31, 2005. This conclusion is different from the conclusion originally disclosed in the Form 10-K/A (Amendment No. 1) in which management concluded that TNMP’s disclosure controls and procedures were effective.

Subsequent to the period covered by this report, an error was discovered by internal accounting personnel in the allocation of goodwill between TNMP and First Choice, a wholly owned subsidiary of PNMR, recorded in the June 2005 acquisition of TNP. After review, the management of TNMP determined that this error resulted in a material misstatement of TNMP’s balance sheet and represented a material weakness in its internal control over financial reporting. As a result, TNMP concluded the restatement discussed in the Explanatory Note to this Annual Report on Form 10-K/A (Amendment No. 2) and Note 24 to the consolidated financial statements was necessary. Specifically, management further concluded that this material weakness was the direct result of ineffective controls over evaluation of non-routine transactions to ensure they are reported in accordance with generally accepted accounting principles. These controls did not operate effectively to identify the misstatement related to the acquisition accounting.

In order to remediate the material weakness described above, TNMP has enhanced its internal control processes such that acquisition related accounting activities will be subject to a more comprehensive and detailed accounting and disclosure review by senior accounting personnel. As part of this enhancement, we will also perform a comprehensive review of all valuations related to future acquisitions and consult with additional outside subject matter experts as necessary. Management does not believe this to be a routine and recurring item that affects ongoing accounting and disclosure activities.

Notwithstanding this material weakness, management concluded that TNMP’s consolidated financial statements for the periods covered by and included in the Annual Report on Form 10-K/A (Amendment No. 2) are fairly stated in all material respects in accordance with generally accepted accounting principles for all of the periods presented herein.

(b) Management’s report on internal control over financial reporting.

Management has excluded the acquired company, TNP, including its subsidiary TNMP, from their report on internal control over financial reporting.

(c) Changes in internal controls.

There have been no changes in TNMP’s internal controls over financial reporting for the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, TNMP’s internal control over financial reporting.

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

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date: August 8, 2006	/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Corporate Controller
(Officer duly authorized to sign this report)