Form 10-Q/A
period 2006-03-31
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2006-08-08
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE REGARDING AMENDMENT NO. 1

This Amendment No. 1 to the Quarterly Report on Form 10-Q (“Amendment No. 1”) amends the Registrants’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, initially filed with the Securities and Exchange Commission ("SEC") on May 10, 2006 (the “Original Filing”).

Amendment No. 1 is being filed to correct the allocation of goodwill recorded for the June 6, 2005 acquisition of TNP Enterprises, Inc. and Subsidiaries by PNM Resources, Inc. (“PNMR”). The goodwill recorded in this purchase was allocated between Texas-New Mexico Power Company (“TNMP”) and First Choice Power, L.P. (“First Choice”). Subsequent to the Original Filing, it was determined that goodwill was not properly allocated between the two entities. The reallocation of goodwill is detailed below.

	As Previously Reported	Restatement	As Restated
	(In thousands)

TNMP	$456,088	$(88,843)	$367,245
First Choice	43,067	88,843	131,910
Total Goodwill	$499,155	$-	$499,155

TNMP’s Paid-in-capital is also reduced by the restatement amount shown above.   Amendment No. 1 has no effect on the Statements of Earnings or Statements of Cash Flows of TNMP. Amendment No. 1 restates the goodwill allocation between PNMR’s subsidiaries, TNMP and First Choice, and, therefore, has no effect on the Condensed Consolidated Balance Sheets of PNMR, but does impact the Notes to the Condensed Consolidated Financial Statements. Amendment No. 1 does not restate the Condensed Consolidated Financial Statements of  Public Service Company of New Mexico. Refer to Note 14 to the Condensed Consolidated Financial Statements for additional detail on the restatement.

For the convenience of the reader, Amendment No. 1 sets forth the Original Filing in its entirety, with the exception of the corrections described above, a related revision to Item 4 and a clarification of the disclosures related to Palo Verde Nuclear Generating Station decommissioning costs. In addition, Amendment No. 1 has been signed as of a current date and all certifications of the Registrants’ Chief Executive Officer and Principal Financial Officer are given as of a current date. This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update the Original Filing in any way other than to correct the items described above and to correct several immaterial items.

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

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

PNM Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
Three Months Ended March 31, 2006 and 2005	3
Condensed Consolidated Balance Sheets
March 31, 2006 and December 31, 2005	4
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2006 and 2005	6
Condensed Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2006 and 2005	8
Public Service Company of New Mexico and Subsidiary
Condensed Consolidated Statements of Earnings
Three Months Ended March 31, 2006 and 2005	9
Condensed Consolidated Balance Sheets
March 31, 2006 and December 31, 2005	10
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2006 and 2005	12
Condensed Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2006 and 2005	14
Texas-New Mexico Power Company and Subsidiaries
Condensed Consolidated Statements of Earnings
Three Months Ended March 31, 2006 and 2005	15
Condensed Consolidated Balance Sheets (Restated)
March 31, 2006 and December 31, 2005	16
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2006 and 2005	18
Condensed Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2006 and 2005	20
Notes to the Condensed Consolidated Financial Statements (Restated)	21

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL	53
CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	77

ITEM 4. CONTROLS AND PROCEDURES	85

PART II. OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS	87

ITEM 1A. RISK FACTORS	87

ITEM 5. OTHER INFORMATION	87

ITEM 6. EXHIBITS	88

Signature	89

iii

GLOSSARY

Afton	Afton Generating Station
Altura	Altura Power L.P.
APB	Accounting Principles Board
APS	Arizona Public Service Company
Avistar	Avistar, Inc.
Board	Board of Directors
BTU	British Thermal Unit
Cal PX	California Power Exchange
Cal ISO	California Independent System Operator
Company	PNM Resources, Inc. and Subsidiaries
Constellation	Constellation Energy Commodities Group, Inc.
Decatherm	1,000,000 BTUs
Delta	Delta-Person Limited Partnership
EaR	Earnings at Risk
EIP	Eastern Interconnection Project
EITF	Emerging Issues Task Force
EPA	United States Environmental Protection Agency
EPE	El Paso Electric Company
ERCOT	Electric Reliability Council of Texas
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FCPSP	First Choice Power Special Purpose, L.P.
Federal Funds Rate	Overnight Rate on Federal funds transactions with members of the Federal Reserve System, as published by the Federal Reserve Bank
FERC	Federal Energy Regulatory Commission
First Choice	First Choice Power, L. P. and Subsidiaries
GAAP	Generally Accepted Accounting Principles in the United
States of America
LIBOR	London Interbank Offered Rate
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MMBTUs	Million British Thermal Units
Moody's	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NMPRC	New Mexico Public Regulation Commission
NSPS	New Source Performance Standards
NSR	New Source Review
NYMEX	New York Mercantile Exchange
O&M	Operations and Maintenance
PEP	PNMR Omnibus Performance Equity Plan
PGAC	Purchased Gas Adjustment Clause
PNM	Public Service Company of New Mexico and Subsidiary
PNMR	PNM Resources, Inc. and Subsidiaries
PPA	Power Purchase Agreement
PRG	Power Resource Group, Inc.
PUCT	Public Utility Commission of Texas

PURPA	Public Utility Regulatory Policy Act of 1978
PVNGS	Palo Verde Nuclear Generating Station
Reeves	Reeves Generating Station
REP	Retail Electricity Provider
RMC	Risk Management Committee
RMRR	Routine Maintenance, Repair or Replacement
SDG&E	San Diego Gas and Electric Company
SEC	United States Securities and Exchange Commission
Sempra	Sempra Generation, a subsidiary of Sempra Energy
SESCO	San Angelo Electric Service Company
SFAS	Statement of Financial Accounting Standards
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
S&P	Standard and Poors Ratings Services
SPS	Southwestern Public Service Company
TCEQ	Texas Commission on Environmental Quality
TECA	Texas Electric Choice Act
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNP	TNP Enterprises, Inc. and Subsidiaries
Throughput	Volumes of gas delivered, whether or not owned by the Company
Twin Oaks	Assets of Twin Oaks Power, LP and Twin Oaks Power III, LP
VaR	Value at Risk
WSPP	Western Systems Power Pool

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

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006 (a)	2005
	(In thousands)
ASSETS
Utility Plant:
Electric plant in service	$887,249	$877,893
Construction work in progress	3,515	7,138
Common plant in service and plant held for future use	589	589
	891,353	885,620
Less accumulated depreciation and amortization	302,199	296,611

Net utility plant	589,154	589,009

Other Property and Investments:
Other investments	548	548
Non-utility property, net of accumulated depreciation of $3 and $3	2,120	2,120

Total other property and investments	2,668	2,668

Current Assets:
Cash and cash equivalents	17,117	16,228
Accounts receivable, net of allowance for uncollectible accounts of $79 and $100	11,018	13,191
Federal income tax refund	36,437	36,392
Unbilled revenues	6,995	6,679
Other receivables	1,568	6,087
Inventories	1,487	1,478
Other current assets	65	1,211

Total current assets	74,687	81,266

Deferred Charges:
Stranded costs	87,316	87,316
Carrying charges on stranded costs	35,890	33,918
Other regulatory assets	3,679	2,720
Goodwill	367,245	367,245
Other deferred charges	3,681	4,948

Total deferred charges	497,811	496,147
	$1,164,320	$1,169,090
(a) As restated, see Note 14.
The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006 (a)	2005
	(In thousands)
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholder’s equity:
Common stock outstanding ($10 par value, 12,000,000 shares authorized:
issued 9,615 at March 31, 2006 and December 31, 2005)	$96	$96
Paid-in-capital	494,287	494,287
Accumulated other comprehensive loss, net of tax	(29)	(29)
Retained earnings	6,606	5,450

Total common stockholder’s equity	500,960	499,804
Long-term debt	415,938	415,864

Total capitalization	916,898	915,668

Current Liabilities:
Accounts payable	13,083	11,913
Accrued interest and taxes	17,807	24,250
Accrued payroll and benefits	2,385	3,268
Other current liabilities	5,017	5,516

Total current liabilities	38,292	44,947

Long-Term Liabilities:
Accumulated deferred income taxes	140,032	139,405
Accumulated deferred investment tax credits	1,343	1,540
Regulatory liabilities	57,500	56,246
Accrued pension liability	2,875	3,585
Accrued postretirement benefit cost	6,728	6,525
Other deferred credits	652	1,174

Total long-term liabilities	209,130	208,475
Commitments and Contingencies (see Note 9)	-	-
	$1,164,320	$1,169,090

(a) As restated, see Note 14. The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

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
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Significant Accounting Policies and Responsibility for Financial Statements

In the opinion of the management of PNMR, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments which are necessary to present fairly the Company’s financial position at March 31, 2006 and December 31, 2005, the consolidated results of its operations and comprehensive income for the three months ended March 31, 2006 and 2005 and the consolidated statements of cash flows for the three months ended March 31, 2006 and 2005. These Condensed Consolidated Financial Statements are unaudited, and certain information and note disclosures normally included in the Company’s annual Consolidated Financial Statements have been condensed or omitted, as permitted under the applicable rules and regulations. PNMR’s three primary subsidiaries are PNM, TNMP and First Choice. Readers of these financial statements should refer to PNMR’s, PNM’s and TNMP’s audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2005 that are included in their respective Annual Reports on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2005. The results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

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

Decommissioning Costs

Accounting for decommissioning costs for nuclear and fossil-fuel generation involves significant estimates related to costs to be incurred many years in the future after plant closure. Changes in these estimates could significantly impact PNMR’s and PNM’s financial position, results of operations and cash flows. PNM owns and leases nuclear and fossil-fuel facilities that are within and outside of its retail service areas. In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations” (“SFAS 143”), PNM is only required to recognize and measure decommissioning liabilities for tangible long-lived assets for which a legal obligation exists.  Adoption of the statement changed the method of accounting for both nuclear generation decommissioning and fossil-fuel generation decommissioning. Nuclear decommissioning costs and related accruals are based on site-specific estimates of the costs for removing all radioactive materials and other structures at the site. PNM’s accruals for Units 1, 2 and 3 have been made based on such estimates, the guidelines of the NRC and the probability of a license extension.  PVNGS Unit 3 is excluded from PNM’s retail rates while PVNGS Units 1 and 2 are included. PNM collects a provision for ultimate decommissioning of PVNGS Units 1 and 2 in its rates and recognizes a corresponding expense and liability for these amounts. PNM believes that it will continue to be able to collect in rates for its legal asset retirement obligations for nuclear generation activities included in the ratemaking process.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR Segment Information

Summarized financial information for PNMR by business segment for the three months ended March 31, 2006 is as follows (in thousands):

	Regulated			Unregulated
Segments of Business	PNM	TNMP	PNM	PNM	First	Corporate
	Electric	Electric	Gas	Wholesale	Choice	& Other		Consolidated
2006:
Operating revenues	$136,596	$46,969	$207,476	$164,311	$105,082	$(4,633)	(a)	$655,801
Intersegment revenues	2,182	15,716	49	15,177	-	(33,124)		-
Total revenues	138,778	62,685	207,525	179,488	105,082	(37,757)		655,801
Less: Cost of energy	45,474	27,172	157,691	142,877	90,335	(37,577)	(a)	425,972
Intersegment energy
Transfer	(5,178)	-	-	5,178	-	-		-
Gross margin	98,482	35,513	49,834	31,433	14,747	(180)		229,829
Operating expenses	67,154	21,532	25,090	11,785	13,178	167	(b)	138,906
Depreciation and
amortization	14,972	7,731	5,920	3,161	498	2,048		34,330
Income taxes	3,072	(673)	6,266	5,014	300	(3,732)	(b)	10,247
Operating income	13,284	6,923	12,558	11,473	771	1,337		46,346

Interest income	6,511	255	1,265	1,279	392	449		10,151
Other income/(deductions)	198	2,129	101	706	(10)	368		3,492
Other income taxes	(2,656)	(912)	(541)	(786)	(139)	(67)		(5,101)
Interest charges	(8,597)	(7,227)	(2,997)	(3,821)	(224)	(5,697)		(28,563)
Segment net income (loss)	$8,740	$1,168	$10,386	$8,851	$790	$(3,610)		$26,325

Gross property additions	$30,316	$7,216	$4,365	$3,751	$297	$5,876		$51,821

At March 31, 2006:
Total assets	$1,913,142	$1,168,674 (c)	$650,588	$406,267	$327,431 (c)	$536,861		$5,002,963
Goodwill	$-	$367,245 (c)	$-	$-	$131,910 (c)	$-		$499,155

(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $4.7 million are reclassified to a net margin basis in accordance with GAAP.
(b)	Includes TNP acquisition integration costs of $0.9 million and an income tax benefit of $0.4 million in income taxes.
(c)	As restated, see Note 14.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information for PNMR by business segment for the three months ended March 31, 2005 is as follows (in thousands):

	Regulated			Unregulated
Segments of Business	PNM	TNMP	PNM	PNM	First	Corporate
	Electric	Electric	Gas	Wholesale	Choice	& Other		Consolidated
2005:
Operating revenues	$132,491	$-	$165,233	$132,004	$-	$(1,815)	(a)	$427,913
Intersegment revenues	1,691	-	53	-	-	(1,744)		-
Total revenues	134,182	-	165,286	132,004	-	(3,559)		427,913
Less: Cost of energy	47,403	-	114,435	89,312	-	(3,672)	(a)	247,478
Intersegment energy
Transfer	(14,123)	-	-	14,123	-	-		-
Gross margin	100,902	-	50,851	28,569	-	113		180,435
Operating expenses	63,337	-	24,091	10,888	-	1,959		100,275
Depreciation and
amortization	17,558	-	5,576	3,987	-	1,706		28,827
Income taxes	4,499	-	7,229	3,831	-	(2,168)		13,391
Operating income (loss)	15,508	-	13,955	9,863	-	(1,384)		37,942

Interest income	7,216	-	756	1,344	-	454		9,770
Other income/(deductions)	557	-	77	933	-	(595)		972
Other income taxes	(3,077)	-	(330)	(901)	-	424		(3,884)
Interest charges	(8,643)	-	(2,924)	(4,016)	-	1,292		(14,291)
Segment net income	$11,561	$-	$11,534	$7,223	$-	$191		$30,509

Gross property additions	$14,624	$-	$8,946	$3,667	$-	$2,456		$29,693

At December 31, 2005:
Total assets	$1,937,811	$1,169,090	$721,021	$421,377	$318,820	$556,590		$5,124,709
Goodwill	$-	$367,245	$-	$-	$131,910	$-		$499,155

(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $2.1 million are reclassified to a net margin basis in accordance with GAAP.

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

TNMP

Normal Sales and Purchases Transactions

In the normal course of business, TNMP enters into commodity contracts, which include components for additional purchases or sales of electricity, in order to meet customer requirements. Criteria by which option-type and forward contracts for electricity can qualify for the normal purchase and sales exception have been defined by SFAS 133. In accordance with SFAS 133, management has determined that its contracts for electricity qualify for the normal purchases and sales exception.

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

(6)       Stock-Based Compensation

PNMR has various types of stock-based compensation programs, including stock options, restricted stock and performance shares granted under the PEP. PNMR also has an ESPP. All stock-based compensation is granted through stock-based employee compensation plans maintained by PNMR. Although certain PNM and TNMP employees participate in the PNMR plans, PNM and TNMP do not have separate employee stock-based compensation plans. Readers should refer to Note 13 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2005 for additional information on these plans.

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

Restricted Stock

The PEP, described in Note 13 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2005, allows for the issuance of restricted stock awards. As noted above, “restricted stock” is the name of these awards provided for in the PEP and refers to awards of stock subject to vesting. It does not refer to restricted shares with contractual post-vesting restrictions as defined in SFAS 123R. The compensation expense for these awards was determined based on the market price of PNMR stock on the date of grant reduced by the present value of future dividends applied to the total number of shares that were anticipated to fully vest and then amortized over the vesting period.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM

PVNGS Operations

APS operated PVNGS Unit 1 at reduced power levels from December 25, 2005 through March 18, 2006, due to a vibration in the PVNGS Unit 1 shutdown cooling lines. As a result, PNM received approximately 24 MW of power from PVNGS Unit 1 of capacity load of 130 MW during this period, based on its 10.2% undivided interest in PVNGS. On March 18, 2006, APS shut down PVNGS Unit 1 completely to perform inspections and tests, after which APS determined that certain work could be advanced so as to provide greater assurance that PVNGS Unit 1 will be operating during the peak summer months and somewhat accelerate the expected timeframe for returning Unit 1 to full power (which is currently expected in the June 2006 timeframe). This situation remains subject to change and the process will be principally controlled by APS.

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

(14)    Restatement

Subsequent to the issuance of the March 31, 2006 quarterly financial statements, the Company determined that the goodwill recorded in the purchase of TNP was not properly allocated between TNMP and First Choice.

The reallocation of goodwill affects the reported balance sheet of TNMP as of March 31, 2006 as follows:

	As Previously Reported	Restatement	As Restated
	(In thousands)

Goodwill	$456,088	$(88,843)	$367,245
Total Assets	$1,253,163	$(88,843)	$1,164,320
Paid-in-capital	$583,130	$(88,843)	$494,287

       The reallocation increased goodwill, total assets, and paid-in-capital of First Choice by the same amount. The reallocation has no effect on the Condensed Consolidated Balance Sheets of PNMR. It does impact the related disclosures in the Condensed Consolidated Financial Statements. There is no effect on the Statements of Earnings or Statements of Cash Flows of TNMP or PNMR.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations for PNMR, PNM and TNMP is presented both on a combined basis as applicable, and on a separate basis. For discussion purposes, this report will use the term “Company” when discussing matters of common applicability to PNMR, PNM and TNMP. Discussions regarding specific contractual obligations generally reference the entity that is legally obligated. In the case of contractual obligations of PNM and TNMP, these obligations are consolidated with PNMR and its subsidiaries under GAAP. A reference to a “Note” in this Item 2 refers to the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1.

RESULTS OF OPERATIONS - EXECUTIVE SUMMARY

The following Management's Discussion and Analysis gives effect to the restatement discussed in Note 14.

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

As of March 31, 2006, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s and TNMP’s Annual Reports on Forms 10-K/A (Amendment No. 2) for the year ended December 31, 2005. The policies disclosed included the accounting for revenue recognition, regulatory assets and liabilities, asset impairment, goodwill and other intangible assets, purchase accounting, pension and postretirement benefits, decommissioning costs and financial instruments. Effective January 1, 2006, the Company adopted SFAS 123R, utilizing the modified prospective approach. See Note 6 for a comprehensive discussion of the accounting for stock-based compensation expense, including a discussion of the assumptions used to estimate the fair market value of awards.

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

As of March 31, 2006, there have been no significant changes to the Company’s off-balance sheet arrangements reported in the 2005 Annual Reports on Form 10-K/A (Amendment No. 2).

Commitments and Contractual Obligations

   PNMR, PNM and TNMP have contractual obligations for long-term debt, operating leases, purchase obligations and certain other long-term liabilities that were summarized in a table of contractual obligations in the 2005 Annual Reports on Form 10-K/A (Amendment No. 2). As of March 31, 2006, there have been no significant changes to the Company’s contractual obligations from December 31, 2005.

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
PNM

PNM’s capitalization, including current maturities of long-term debt, at March 31, 2006 and December 31, 2005 is shown below:

	March 31,	December 31,
	2006	2005

Common Equity	50.9%	50.2%
Preferred Stock	0.6%	0.6%
Long-term Debt	48.5%	49.2%
Total Capitalization	100.0%	100.0%

TNMP

TNMP’s capitalization, including current maturities of long-term debt, at March 31, 2006 and December 31, 2005 is shown below:

	March 31,	December 31,
	2006	2005

Common Equity	54.6%	54.6%
Long-term Debt	45.4%	45.4%
Total Capitalization	100.0%	100.0%

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Any material changes to risk factors occurring after the filing of PNMR’s, PNM’s or TNMP’s 2005 Annual Report on Form 10-K/A (Amendment No. 2) are disclosed in Item 1A, Risk Factors, in this Form 10-Q.

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

PNMR

Disclosure Controls and Procedures

PNMR maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.

Concurrently with the restatement of our Quarterly Report on Form 10-Q for the period ended March 31, 2006, PNMR’s management, with the participation of the Chief Executive and Chief Financial Officers, re-evaluated PNMR’s disclosure controls and procedures as of the end of the period covered by this report. Management considers internal control over financial reporting to be an integral component of PNMR’s disclosure controls and procedures. The registrant’s management, with the participation of the Chief Executive and Chief Financial Officers, believe that these controls and procedures are still effective to ensure that PNMR is able to meet the requirements of SEC Regulation 13A, Rule 13a-15(e) and Rule 15d-15(e). For one of PNMR’s subsidiaries, TNMP, a material weakness within internal control over financial reporting was identified. This control deficiency resulted in a misstatement related to the allocation of goodwill associated with the TNP acquisition. Management also concluded that this deficiency does not rise to the level of a material weakness within PNMR’s internal control due to the fact that the unidentified misstatement in the filing of PNMR’s Form 10-Q for the period ended March 31, 2006 was not material. Additionally, the misstatement has no significant impact on the consolidated balance sheets, statements of earnings, comprehensive income, cash flow or disclosures of PNMR.

Changes in Internal Controls

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

            There have been no other changes in PNMR’s internal controls over financial reporting for the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, PNMR’s internal control over financial reporting.

PNM

Disclosure Controls and Procedures

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

Changes in Internal Controls

There have been no changes in PNM’s internal controls over financial reporting for the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, PNM’s internal control over financial reporting.

TNMP

Disclosure Controls and Procedures

TNMP maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.

Concurrently with the restatement of our Quarterly Report on Form 10-Q for the period ended March 31, 2006, TNMP’s management, with the participation of the Chief Executive and Principal Financial Officers, re-evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Management considers internal control over financial reporting to be an integral component of TNMP’s disclosure controls and procedures. The registrant’s management, with the participation of the Chief Executive and Principal Financial Officers, concluded that due to the material weakness described below the disclosure controls and procedures were not effective as of March 31, 2006. This conclusion is different from the conclusion originally disclosed in the Form 10-Q in which management concluded that TNMP’s disclosure controls and procedures were effective.

Subsequent to the period covered by this report, an error was discovered by internal accounting personnel in the allocation of goodwill between TNMP and First Choice, a wholly owned subsidiary of PNMR, recorded in the June 2005 acquisition of TNP. After review, the management of TNMP determined that this error resulted in a material misstatement of TNMP’s balance sheet and represented a material weakness in its internal control over financial reporting. As a result, TNMP concluded the restatement discussed in the Explanatory Note to this Quarterly Report on Form 10-Q/A (Amendment No. 1) and Note 14 to the condensed consolidated financial statements was necessary. Specifically, management further concluded that this material weakness was the direct result of ineffective controls over evaluation of non-routine transactions to ensure they are reported in accordance with generally accepted accounting principles. These controls did not operate effectively to identify the misstatement related to the acquisition accounting.

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

Notwithstanding this material weakness, management concluded that TNMP’s Consolidated Financial Statements for the periods covered by and included in the Quarterly Report on Form 10-Q/A (Amendment No. 1) are fairly stated in all material respects in accordance with generally accepted accounting principles for all of the periods presented herein.

Changes in Internal Controls

There have been no changes in TNMP’s internal controls over financial reporting for the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, TNMP’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes with regard to the Company’s Risk Factors disclosed in PNMR’s, PNM’s and TNMP’s Annual Reports on Forms 10-K/A (Amendment No. 2) for the year ended December 31, 2005.

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