Form 10-Q
period 2006-09-30
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2006-11-09
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES     NO  ✓

As of November 1, 2006, 70,452,487 shares of common stock, no par value per share, of PNMR were outstanding.
The total number of shares of Common Stock of PNM outstanding as of November 1, 2006 was 39,117,799 all held by PNMR (and none held by non-affiliates).
The total number of shares of Common Stock of TNMP outstanding as of November 1, 2006 was 9,615 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

INDEX

Page No.
GLOSSARY	1
PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)
PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS	3
Three and Nine Months Ended September 30, 2006 and 2005
CONDENSED CONSOLIDATED BALANCE SHEETS	4
September 30, 2006 and December 31, 2005
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	6
Nine Months Ended September 30, 2006 and 2005
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	8
Three and Nine Months Ended September 30, 2006 and 2005
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS	9
Three and Nine Months Ended September 30, 2006 and 2005
CONDENSED CONSOLIDATED BALANCE SHEETS	10
September 30, 2006 and December 31, 2005
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	12
Nine Months Ended September 30, 2006 and 2005
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	14
Three and Nine Months Ended September 30, 2006 and 2005
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS	15
Three and Nine Months Ended September 30, 2006 and 2005
CONDENSED CONSOLIDATED BALANCE SHEETS	17
September 30, 2006 and December 31, 2005
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	19
Nine Months Ended September 30, 2006 and 2005
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	21
Three and Nine Months Ended September 30, 2006 and 2005
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	23
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	72
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	111
ITEM 4 CONTROLS AND PROCEDURES	117
PART II. OTHER INFORMATION:
ITEM 1. LEGAL PROCEEDINGS	119
ITEM 1A. RISK FACTORS	119
ITEM 5. OTHER EVENTS	119
ITEM 6. EXHIBITS	120
SIGNATURE	121

iii

GLOSSARY

Afton	Afton Generating Station
ALJ	Administrative Law Judge
Altura	Altura Power L.P.
APB	Accounting Principles Board
APS	Arizona Public Service Company
Avistar	Avistar, Inc.
Board	Board of Directors
BTU	British Thermal Unit
Cal PX	California Power Exchange
Cal ISO	California Independent System Operator
Cascade	Cascade Invesetment, L.L.C.
Company	PNM Resources, Inc. and Subsidiaries
Constellation	Constellation Energy Commodities Group, Inc.
CTC	Competition Transition Charge
Decatherm	1,000,000 BTUs
Delta	Delta-Person Limited Partnership
EaR	Earnings at Risk
EEI	Edison Electric Institute
EIP	Eastern Interconnection Project
EITF	Emerging Issues Task Force
EnergyCo	Energy Co, L.L.C.
EPA	United States Environmental Protection Agency
EPE	El Paso Electric Company
ERCOT	Electric Reliability Council of Texas
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FCPSP	First Choice Power Special Purpose, L.P.
Federal Funds Rate	Overnight Rate on Federal funds transactions with members of the
Federal Reserve System, as published by the Federal Reserve Bank
FERC	Federal Energy Regulatory Commission
First Choice	First Choice Power, L. P. and Subsidiaries
Four Corners	Four Corners Power Plant
GAAP	Generally Accepted Accounting Principles in the United
States of America
LIBOR	London Interbank Offered Rate
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MMBTUs	Million British Thermal Units
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NMED	New Mexico Environment Department
NMPRC	New Mexico Public Regulation Commission
NOPR	Notice of Proposed Rulemaking
NRC	Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
NYMEX	New York Mercantile Exchange
OASIS	Open Access Same Time Information System
OATT	Open Access Transmission Tariff
OMOI	Office of Market Oversight and Investigation
O&M	Operations and Maintenance

PEP	PNMR Omnibus Performance Equity Plan
PGAC	Purchased Gas Adjustment Clause
PNM	Public Service Company of New Mexico and Subsidiary
PNMR	PNM Resources, Inc. and Subsidiaries
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
PVNGS	Palo Verde Nuclear Generating Station
Reeves	Reeves Generating Station
REP	Retail Electricity Provider
RMC	Risk Management Committee
RTO	Regional Transmission Organization
SDG&E	San Diego Gas and Electric Company
SEC	United States Securities and Exchange Commission
Sempra	Sempra Generation, a subsidiary of Sempra Energy
SESCO	San Angelo Electric Service Company
SFAS	Statement of Financial Accounting Standards
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SOAH	State Office of Administrative Hearings
SPS	Southwestern Public Service Company
S&P	Standard and Poors Ratings Services
TCEQ	Texas Commission on Environmental Quality
TECA	Texas Electric Choice Act
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNP	TNP Enterprises, Inc. and Subsidiaries
Throughput	Volumes of gas delivered, whether or not owned by the Company
Twin Oaks	Assets of Twin Oaks Power, L.P. and Twin Oaks Power III, L.P.
VaR	Value at Risk
WSPP	Western Systems Power Pool

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In thousands, except per share amounts)
Operating Revenues:
Electric	$580,967	$518,529	$1,506,786	$1,103,648
Gas	69,001	78,258	345,346	325,752
Other	197	330	503	884
Total operating revenues	650,165	597,117	1,852,635	1,430,284

Operating Expenses:
Cost of energy sold	366,688	362,863	1,099,160	848,532
Administrative and general	69,599	60,589	201,215	154,684
Energy production costs	38,489	36,526	119,790	112,364
Depreciation and amortization	39,899	36,847	112,182	101,311
Transmission and distribution costs	19,723	21,179	60,087	50,292
Taxes, other than income taxes	18,382	17,184	53,607	36,626
Income taxes	20,847	11,771	37,284	21,795
Total operating expenses	573,627	546,959	1,683,325	1,325,604
Operating income	76,538	50,158	169,310	104,680

Other Income and Deductions:
Interest income	9,902	10,760	28,969	31,682
Other income	1,167	5,433	6,256	11,777
Carrying charges on regulatory assets	2,038	1,910	6,015	2,435
Other deductions	(1,519)	(6,360)	(5,532)	(10,038)
Other income taxes	(3,979)	(4,168)	(12,914)	(12,729)
Net other income and deductions	7,609	7,575	22,794	23,127

Interest Charges	40,171	28,714	105,232	64,538

Preferred Stock Dividend Requirements
of Subsidiary	132	536	396	2,736
Net Earnings	$43,844	$28,483	$86,476	$60,533

Net Earnings per Common Share (see Note 5):
Basic	$0.63	$0.41	$1.25	$0.93
Diluted	$0.62	$0.41	$1.24	$0.92
Dividends Declared per Common Share	$0.22	$0.40	$0.66	$0.59

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
	(In thousands)

ASSETS
Utility Plant:
Electric plant in service	$4,060,501	$3,315,642
Gas plant in service	724,129	711,823
Common plant in service and plant held for future use	158,847	135,849
	4,943,477	4,163,314
Less accumulated depreciation and amortization	1,457,779	1,374,599
	3,485,698	2,788,715
Construction work in progress	152,528	168,195
Nuclear fuel, net of accumulated amortization of $16,714 and $14,679	27,240	27,182

Net utility plant	3,665,466	2,984,092

Other Property and Investments:
Investment in lessor notes	259,360	286,678
Other investments	138,435	180,013
Non-utility property, net of accumulated depreciation of $2,368 and $22	7,676	4,214

Total other property and investments	405,471	470,905

Current Assets:
Cash and cash equivalents	100,866	68,199
Special deposits	5,171	534
Accounts receivable, net of allowance for uncollectible accounts of $6,445 and $3,653	129,605	128,834
Unbilled revenues	98,733	151,773
Other receivables	67,596	64,285
Inventories	58,479	52,037
Regulatory assets	18,455	28,058
Other current assets	125,523	102,577

Total current assets	604,428	596,297

Deferred Charges:
Regulatory assets	360,581	347,279
Prepaid pension cost	94,485	91,444
Goodwill	495,441	499,155
Other intangible assets, net of accumulated amortization of $1,725 and $742	102,529	78,512
Other deferred charges	114,985	57,025

Total deferred charges	1,168,021	1,073,415
	$5,843,386	$5,124,709

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
	(In thousands)

CAPITALIZATION AND LIABILITIES
Capitalization:
Common Stockholders' equity:
Common stock outstanding (no par value, 120,000,000 shares authorized: issued
70,362,922 and 68,786,286 at September 30, 2006 and December 31, 2005, respectively)	$856,089	$813,425
Accumulated other comprehensive loss, net of tax	(78,755)	(91,589)
Retained earnings	605,175	564,623
Total common stockholders' equity	1,382,509	1,286,459
Cumulative preferred stock of subsidiary without mandatory redemption
($100 stated value, 10,000,000 shares authorized: issued 115,293 at
September 30, 2006 and December 31, 2005)	11,529	11,529
Long-term debt	1,745,845	1,746,395

Total capitalization	3,139,883	3,044,383

Current Liabilities:
Short-term debt	839,100	332,200
Accounts payable	125,174	206,648
Accrued interest and taxes	80,782	27,815
Regulatory liabilities	3,988	7,085
Other current liabilities	307,745	149,748

Total current liabilities	1,356,789	723,496

Long-Term Liabilities:
Accumulated deferred income taxes	456,270	451,263
Accumulated deferred investment tax credits	31,080	33,806
Regulatory liabilities	400,011	402,253
Asset retirement obligations	59,456	55,646
Accrued pension liability and postretirement benefit cost	221,767	227,202
Other deferred credits	178,130	186,660

Total long-term liabilties	1,346,714	1,356,830

Commitments and Contingencies (see Note 9)
	$5,843,386	$5,124,709

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$86,476	$60,533
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	127,107	112,000
Allowance for equity funds used during construction	(499)	(1,784)
Accumulated deferred income tax (benefit)	(624)	17,826
Net unrealized (gains)/losses on trading and investment securities	4,485	(419)
Realized gains on investment securities	(1,846)	(3,466)
Carrying charges on deferred stranded costs	(6,015)	(2,435)
Interest on retail competition transition obligation	1,345	318
Carrying charges on other regulatory assets and liabilities	(2,597)	(2,104)
Amortization of fair value of acquired Twin Oaks sales contract	(48,720)	-
Amortization of emissions allowances	1,808	-
Amortization of fair value of acquired First Choice contracts	1,982	829
Stock based compensation expense	6,648	-
Excess tax benefit from stock-based payment arrangements	(2,050)	-
Other, net	2,792	1,495
Changes in certain assets and liabilities:
Customer accounts receivable	21,845	9,099
Other accounts receivable	(3,311)	(4,128)
Unbilled revenues	49,114	27,499
Regulatory assets	25,652	(10,678)
Other assets	8,726	(15,589)
Accrued postretirement benefit costs	(8,476)	(2,574)
Accounts payable	(102,956)	(3,724)
Accrued interest and taxes	55,006	40,042
PVNGS lease accrual	(16,573)	(16,573)
Deferred credits	(13,364)	(20,222)
Other liabilities	(220)	(18,803)
Net cash flows provided by operating activities	185,735	167,142

Cash Flows From Investing Activities:
Utility plant additions	(188,102)	(130,754)
Nuclear fuel additions	(7,391)	(10,349)
Proceeds from sales of securities	65,713	65,720
Purchases of securities	(66,578)	(66,930)
Return of principal PVNGS lessor notes	22,937	21,091
Cash acquired from purchase of TNP, net of cash paid	-	34,531
Twin Oaks business acquisition	(481,058)	-
Other, net	2,926	5,715
Net cash flows used for investing activities	(651,553)	(80,976)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	26,900	380,000
Short-term bridge loan for Twin Oaks acquisition	480,000	-
Long-term debt borrowings	-	239,832
Long-term debt repayments	-	(399,626)
Issuance of common stock	39,214	101,231
Redemption of TNP preferred stock	-	(224,564)
Repurchase of common stock for stock-based payment arrangements	(4,352)	(16,064)
Excess tax benefits from stock-based payment arrangements	2,050	-
Dividends paid	(44,472)	(39,583)
Other, net	(855)	212
Net cash flows provided by financing activities	498,485	41,438

Increase in Cash and Cash Equivalents	32,667	127,604
Beginning of Period	68,199	17,195
End of Period	$100,866	$144,799

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$103,642	$55,396
Income taxes paid (refunded), net	$(620)	$(16,176)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In thousands)

Net Earnings	$43,844	$28,483	$86,476	$60,533
Other Comprehensive Income:

Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during the period,
net of tax (expense) benefit of $(586), $(297), $(7,567) and $(1,792)	894	452	11,546	2,733
Reclassification adjustment for (gains) included in net
income, net of tax expense of $48, $64, $503 and $1,819	(73)	(97)	(767)	(2,775)

Fair value adjustment for certain derivative transactions:
Change in fair market value of designated cash flow hedges,
net of tax (expense) benefit of $(8,425), $(9,116), $(4,874) and $(12,189)	12,589	17,162	7,076	22,004
Reclassification adjustment for (gains) losses included in
net income, net of tax expense (benefit) of $(3,822), $669, $3,442 and $682	7,003	(1,021)	(5,021)	(1,041)

Total Other Comprehensive Income	20,413	16,496	12,834	20,921

Total Comprehensive Income	$64,257	$44,979	$99,310	$81,454

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In thousands)
Operating Revenues:
Electric	$302,900	$325,274	$873,665	$857,722
Gas	69,001	78,258	345,346	325,752
Total operating revenues	371,901	403,532	1,219,011	1,183,474

Operating Expenses:
Cost of energy sold	208,968	249,566	733,640	703,776
Administrative and general	43,750	46,320	125,398	129,296
Energy production costs	35,990	36,526	115,657	112,364
Depreciation and amortization	25,373	27,406	74,517	87,768
Transmission and distribution costs	14,858	15,585	45,081	43,546
Taxes, other than income taxes	7,763	7,913	25,490	23,664
Income taxes	7,744	2,177	21,452	15,143
Total operating expenses	344,446	385,493	1,141,235	1,115,557
Operating income	27,455	18,039	77,776	67,917

Other Income and Deductions:
Interest income	8,562	9,697	26,585	28,000
Other income	863	3,963	4,396	9,222
Other deductions	(667)	(2,031)	(3,022)	(3,857)
Other income taxes	(3,216)	(4,243)	(10,671)	(12,304)
Net other income and deductions	5,542	7,386	17,288	21,061

Interest Charges	15,025	14,159	43,344	41,096

Net Earnings	17,972	11,266	51,720	47,882

Preferred Stock Dividend Requirements	132	132	396	396

Net Earnings Available for Common Stock	$17,840	$11,134	$51,324	$47,486

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
	(In thousands)

ASSETS
Utility Plant:
Electric plant in service	$2,707,546	$2,576,182
Gas plant in service	724,129	711,823
Common plant in service and plant held for future use	74,952	74,857
	3,506,627	3,362,862
Less accumulated depreciation and amortization	1,259,589	1,205,386
	2,247,038	2,157,476
Construction work in progress	129,319	137,663
Nuclear fuel, net of accumulated amortization of $16,714 and $14,679	27,240	27,182

Net utility plant	2,403,597	2,322,321

Other Property and Investments:
Investment in PVNGS lessor notes	259,360	286,678
Other investments	128,517	170,422
Non-utility property	966	966

Total other property and investments	388,843	458,066

Current Assets:
Cash and cash equivalents	2,652	12,690
Special deposits	401	263
Accounts receivable, net of allowance for uncollectible accounts of $1,633 and $1,435	59,767	108,569
Unbilled revenues	60,539	121,453
Other receivables	54,039	53,546
Affiliate accounts receivable	18,437	-
Inventories	46,912	50,411
Regulatory assets	18,455	28,058
Other current assets	76,563	75,885

Total current assets	337,765	450,875

Deferred Charges:
Regulatory assets	227,516	223,325
Prepaid pension cost	94,485	91,444
Other deferred charges	42,537	41,720

Total deferred charges	364,538	356,489
	$3,494,743	$3,587,751

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
	(In thousands)

CAPITALIZATION AND LIABILITIES
Capitalization:
Common Stockholder's equity:
Common stock outstanding (no par value, 40,000,000 shares authorized: issued
39,117,799 at September 30, 2006 and December 31, 2005)	$765,500	$765,500
Accumulated other comprehensive loss, net of tax	(95,503)	(90,515)
Retained earnings	383,866	332,542

Total common stockholder's equity	1,053,863	1,007,527
Cumulative preferred stock without mandatory redemption
($100 stated value, 10,000,000 shares authorized: issued 115,293 at
September 30, 2006 and December 31, 2005)	11,529	11,529
Long-term debt	986,244	987,068

Total capitalization	2,051,636	2,006,124

Current Liabilities:
Short-term debt	96,274	128,200
Accounts payable	68,211	170,517
Affiliate accounts payable	63,123	50,070
Accrued interest and taxes	60,632	15,951
Regulatory liabilities	3,988	7,085
Other current liabilities	98,097	91,668

Total current liabilities	390,325	463,491

Long-Term Liabilities:
Accumulated deferred income taxes	278,341	300,752
Accumulated deferred investment tax credits	30,130	32,266
Regulatory liabilities	342,194	346,007
Asset retirement obligations	58,621	54,940
Accrued pension liability and postretirement benefit cost	213,553	217,092
Other deferred credits	129,943	167,079

Total long-term liabilities	1,052,782	1,118,136

Commitments and Contingencies (see Note 9)
	$3,494,743	$3,587,751

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$51,720	$47,882
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	88,281	99,155
Allowance for equity funds used during construction	(348)	(1,701)
Accumulated deferred income tax	(15,760)	3,433
Net unrealized losses on trading securities	1,305	380
Realized gains on investment securities	(1,842)	(3,466)
Carrying charges on other regulatory assets and liabilities	(2,597)	(2,104)
Changes in certain assets and liabilities:
Customer accounts receivable	48,802	17,703
Other accounts receivable	(493)	(407)
Unbilled revenues	60,915	30,179
Regulatory assets	25,543	(9,807)
Other assets	(4,075)	(9,062)
Accrued postretirement benefit costs	(6,580)	(5,173)
Accounts payable	(102,307)	(43,709)
Accrued interest and taxes	44,147	17,603
PVNGS lease accrual	(16,573)	(16,573)
Deferred credits	(7,866)	(14,358)
Other liabilities	(18,066)	(18,432)
Net cash flows provided by operating activities	144,206	91,543

Cash Flows From Investing Activities:
Utility plant additions	(143,505)	(79,983)
Nuclear fuel additions	(7,391)	(10,349)
Proceeds from sales of securities	65,713	65,720
Purchases of securities	(66,578)	(66,930)
Return of principal PVNGS lessor notes	22,937	21,091
Other, net	6,815	2,833
Net cash flows used for investing activities	(122,009)	(67,618)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(31,926)	53,600
Long-term debt repayments	(447)	-
Dividends paid	(396)	(80,396)
Change in affiliate borrowings	-	(300)
Other, net	534	(422)
Net cash flows used for financing activities	(32,235)	(27,518)

Decrease in Cash and Cash Equivalents	(10,038)	(3,593)
Beginning of Period	12,690	16,448
End of Period	$2,652	$12,855

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$47,307	$45,519

Income taxes paid, net	$455	$3

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In thousands)

Net Earnings Available for Common Stock	$17,840	$11,134	$51,324	$47,486
Other Comprehensive Income (Loss):

Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during the
period, net of tax (expense) benefit of $(586), $(297), $(7,567) and $(1,792)	894	452	11,546	2,733
Reclassification adjustment for (gains) included in
net income, net of tax expense of $48, $64, $503 and $1,819	(73)	(97)	(767)	(2,775)

Fair value adjustment for certain derivative transactions:
Change in fair market value of designated cash flow
hedges, net of tax (expense) benefit of $566, $841, $6,195 and $(1,771)	(864)	(1,283)	(9,453)	2,703
Reclassification adjustment for (gains) included in
net income, net of tax expense (benefits) of $334, $669, $4,138 and $682	(510)	(1,021)	(6,314)	(1,041)

Total Other Comprehensive Income (Loss)	(553)	(1,949)	(4,988)	1,620

Total Comprehensive Income	$17,287	$9,185	$46,336	$49,106

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005
	(In thousands)
Operating Revenues:
Electric	$70,241	$71,441
Total operating revenues	70,241	71,441

Operating Expenses:
Cost of energy sold	27,987	25,764
Administrative and general	9,191	5,970
Depreciation and amortization	7,899	7,814
Transmission and distribution costs	4,864	5,670
Taxes, other than income taxes	6,822	6,597
Income taxes	1,974	4,412
Total operating expenses	58,737	56,227
Operating income	11,504	15,214

Other Income and Deductions:
Interest income	296	660
Other income	404	202
Carrying charges on regulatory assets	2,038	1,910
Other deductions	(37)	(43)
Other income taxes	(921)	(1,050)
Net other income and deductions	1,780	1,679

Interest Charges	7,294	7,250

Net Earnings	$5,990	$9,643

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

		Post-Acquisition	Pre-Acquisition
	Post-Acquisition	For the Period	For the Period
	Nine Months Ended	June 6-	January 1 -
	September 30, 2006	September 30, 2005	June 6, 2005
		(In thousands)
Operating Revenues:
Electric	$194,382	$90,676	$112,820
Total operating revenues	194,382	90,676	112,820

Operating Expenses:
Cost of energy sold	77,810	32,466	43,885
Administrative and general	30,110	8,153	11,048
Depreciation and amortization	23,462	9,899	12,954
Transmission and distribution costs	14,976	6,820	9,111
Taxes, other than income taxes	18,301	8,482	9,228
Income taxes	2,532	5,537	5,055
Total operating expenses	167,191	71,357	91,281
Operating income	27,191	19,319	21,539

Other Income and Deductions:
Interest income	632	747	650
Other income	715	313	523
Carrying charges on regulatory assets	6,015	2,435	(1,407)
Other deductions	(99)	(54)	(79)
Other income taxes	(2,680)	(1,364)	154
Net other income and deductions	4,583	2,077	(159)

Interest Charges	21,792	9,206	12,120

Net Earnings	$9,982	$12,190	$9,260

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
	(In thousands)

ASSETS
Utility Plant:
Electric plant in service	$900,476	$877,893
Construction work in progress	7,607	7,138
Common plant in service and plant held for future use	589	589
	908,672	885,620
Less accumulated depreciation and amortization	313,407	296,611
Net utility plant	595,265	589,009

Other Property and Investments:
Other investments	548	548
Non-utility property, net of accumulated depreciation of $3 and $3	2,120	2,120
Total other property and investments	2,668	2,668

Current Assets:
Cash and cash equivalents	34,123	16,228
Accounts receivable, net of allowance for uncollectible accounts of $53 and $100	11,619	13,191
Federal income tax refund	36,392	36,392
Unbilled revenues	4,565	6,679
Affiliate accounts receivable	14,118	-
Other receivables	1,223	6,087
Inventories	1,595	1,478
Other current assets	430	1,211
Total current assets	104,065	81,266

Deferred Charges:
Stranded costs	87,316	87,316
Carrying charges on stranded costs	39,933	33,918
Other regulatory assets	5,816	2,720
Goodwill	363,763	367,245
Other deferred charges	2,825	4,948
Total deferred charges	499,653	496,147
	$1,201,651	$1,169,090

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
	(In thousands)

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholder’s equity:
Common stock outstanding ($10 par value, 12,000,000 shares authorized:
issued 9,615 at September 30, 2006 and December 31, 2005)	$96	$96
Paid-in-capital	492,812	494,287
Accumulated other comprehensive loss, net of tax	(29)	(29)
Retained earnings	15,432	5,450

Total common stockholder’s equity	508,311	499,804
Long-term debt	416,085	415,864

Total capitalization	924,396	915,668

Current Liabilities:
Accounts payable	5,243	11,913
Affiliate accounts payable	26,239	-
Accrued interest and taxes	30,551	24,250
Other current liabilities	6,532	8,784

Total current liabilities	68,565	44,947

Long-Term Liabilities:
Accumulated deferred income taxes	139,767	139,405
Accumulated deferred investment tax credits	950	1,540
Regulatory liabilities	57,817	56,246
Accrued pension liability	1,492	3,585
Accrued postretirement benefit cost	6,722	6,525
Other deferred credits	1,942	1,174

Total long-term liabilities	208,690	208,475

Commitments and Contingencies (see Note 9)
	$1,201,651	$1,169,090

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Post-Acquisition Nine Months Ended September 30, 2006	Post-Acquisition For the Period June 6- September 30, 2005	Pre-Acquisition For the Period January 1- June 6, 2005
		(In thousands)
Cash Flows From Operating Activities:
Net earnings	$9,982	$12,190	$9,260
Adjustments to reconcile net earnings to
net cash flows from operating activities:
Depreciation and amortization	24,733	10,498	14,042
Allowance for equity funds used during construction	(151)	(59)	(60)
Accumulated deferred income tax	(536)	18,447	(1,267)
Carrying charges on deferred stranded costs	(6,015)	(2,435)	1,407
Interest on retail competition transition obligation	1,345	318	-
Other, net	(47)	-	(120)
Changes in certain assets and liabilities:
Accounts receivable	1,619	(4,289)	149
Unbilled revenues	(1,100)	549	(106)
Other assets	1,665	289	(3,800)
Accrued postretirement benefit costs	(1,896)	(2,876)	495
Accounts payable	(1,765)	(1,263)	(5,379)
Accrued interest and taxes	6,259	(5,732)	(4,134)
Change in affiliate accounts	14,513	17,730	47
Other liabilities	(1,591)	1,016	4,946
Net cash flows provided by operating activities	47,015	44,383	15,480

Cash Flows From Investing Activities:
Utility plant additions	(29,301)	(12,671)	(17,895)
Other, net	66	882	(169)
Acquisition costs	-	(3,742)	-
Net cash flows used for investing activities	(29,235)	(15,531)	(18,064)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Post-Acquisition Nine Months Ended September 30, 2006	Post-Acquisition For the Period June 6- September 30, 2005	Pre-Acquisition For the Period January 1- June 6, 2005
		(In thousands)
Cash Flows From Financing Activities:
Redemption of common stock	-	(62,000)	-
Other, net	115	-	-
Net cash flows provided by (used for)
financing activities	115	(62,000)	-

Increase (Decrease) in Cash and Cash Equivalents	17,895	(33,148)	(2,584)
Beginning of Period	16,228	63,175	65,759
End of Period	$34,123	$30,027	$63,175

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$19,153	$5,681	$12,868

Income taxes paid, net	$-	$3,241	$2,456

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Post-Acquisition Three Months Ended September 30, 2006	Post-Acquisition Three Months Ended September 30, 2005
	(In thousands)

Net Earnings	$5,990	$9,643
Other Comprehensive Income:

Other comprehensive income	-	-

Total Other Comprehensive Income	$-	$-

Total Comprehensive Income	$5,990	$9,643

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
	Post-Acquisiton Nine Months Ended September 30, 2006	Post-Acquisition For the Period June 6- September 30, 2005	Pre-Acquistion For the Period January 1-June 6 2005
		(In thousands)

Net Earnings	$9,982	$12,190	$9,260
Other Comprehensive Income:

Interest rate hedge net of reclassification adjustment,
net of tax (expense) benefit of $0, $0, and $1,084	-	-	1,761

Total Other Comprehensive Income	-	-	1,761

Total Comprehensive Income	$9,982	$12,190	$11,021

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)      Significant Accounting Policies and Responsibility for Financial Statements

Overview

In the opinion of the management of PNMR, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments which are necessary to present fairly the Company’s financial position at September 30, 2006 and December 31, 2005, the consolidated results of its operations and comprehensive income for the three and nine months ended September 30, 2006 and 2005 and the consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005. These Condensed Consolidated Financial Statements are unaudited, and certain information and note disclosures normally included in the Company’s annual Consolidated Financial Statements have been condensed or omitted, as permitted under the applicable rules and regulations. PNMR’s four primary subsidiaries are PNM, TNMP, First Choice and Altura. Readers of these financial statements should refer to PNMR’s, PNM’s and TNMP’s audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2005 that are included in their respective Annual Reports on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2005. The results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

TNP Acquisition

As discussed in Note 2, PNMR completed the acquisition of TNP on June 6, 2005. The acquisition was accounted for using the purchase method of accounting. The purchase accounting entries are reflected on PNMR’s financial statements as of the purchase date. PNMR “pushed down” the effects of purchase accounting to the financial statements of TNP’s principal subsidiaries, TNMP and First Choice. Accordingly, TNMP’s post-acquisition financial statements reflect a new basis of accounting, and separate financial statements and note amounts in tabular format are presented for pre-acquisition and post-acquisition periods, separated by a heavy black line.

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

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and subsidiaries in which it owns a majority voting interest. Corporate administrative and general expenses, which represent costs that are driven primarily by corporate level activities, are allocated to the business segments. Other significant intercompany transactions between PNMR, PNM and TNMP in 2006 or 2005 include energy purchases and sales, dividends paid on common stock, the redemption of common stock of TNMP, and consolidation of the PVNGS capital trust. All significant intercompany transactions and balances have been eliminated. See Note 12.

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

Goodwill and Other Intangible Assets

The excess purchase price over the fair value of the assets acquired and the liabilities assumed by PNMR for its June 6, 2005 acquisition of TNP was recorded as goodwill. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company does not amortize goodwill. Certain intangible assets are amortized over their estimated useful lives. Goodwill and non-amortizing intangible assets are evaluated for impairment at least annually, or more frequently if events and circumstances indicate that the goodwill and intangible assets might be impaired. Goodwill for TNMP and First Choice and the First Choice trade name, which is a non-amortized intangible asset, were evaluated for impairment as of April 1, 2006. As a result of the evaluation, no impairment was recognized. Other intangible assets subject to amortization are evaluated for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) when events and circumstances indicate that the assets might be impaired.

Decommissioning Costs

Accounting for decommissioning costs for nuclear and fossil-fuel generation involves significant estimates related to costs to be incurred many years in the future after plant closure. Changes in these estimates could significantly impact PNMR’s and PNM’s financial position, results of operations and cash flows. PNM owns and leases nuclear and fossil-fuel facilities that are within and outside of its retail service areas. In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations” (“SFAS 143”), PNM is only required to recognize and measure decommissioning liabilities for tangible long-lived assets for which a legal obligation exists. Adoption of the statement changed the method of accounting for both nuclear generation decommissioning and fossil-fuel generation decommissioning. Nuclear decommissioning costs and related accruals are based on site-specific estimates of the costs for removing all radioactive materials and other structures at the site. PNM’s accruals for Units 1, 2 and 3 have been made based on such estimates, the guidelines of the NRC and the probability of a license extension. PVNGS Unit 3 is excluded from PNM’s retail rates while PVNGS Units 1 and 2 are included. PNM collects a provision for ultimate decommissioning of PVNGS Units 1 and 2 in its rates and recognizes a corresponding expense and liability for these amounts. PNM believes that it will continue to be able to collect its PVNGS Unit 1 and Unit 2 nuclear decommissioning costs in the rate making process.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Carrying Charges on Stranded Costs

TNMP’s estimate of allowable carrying charges on stranded costs that it may recover from its transmission and distribution customers is based on a Texas Supreme Court ruling and the PUCT’s application of that ruling. As of September 30, 2006 and December 31, 2005, the regulatory asset recorded on the Condensed Consolidated Balance Sheets for carrying costs was $39.9 million and $33.9 million, respectively (see Note 10). These amounts represent the debt-related portion of carrying costs. TNMP was limited under GAAP in its recognition for income statement purposes to only the debt portion of the carrying charges and was prohibited from income statement recognition of the equity portion of the carrying costs until the actual receipt of those amounts from customers. In conjunction with the PUCT’s final order in the consolidated 60-Day Rate Review, Price-to-Beat Base Rate Reset cases and the non-unanimous stipulation (“NUS”), the total of the equity related portion of carrying costs was adjusted to $26.0 million. (See Note 10).

(2)	Acquisitions

Twin Oaks

On April 18, 2006, PNMR’s wholly owned subsidiary, Altura, purchased the Twin Oaks business, which included a 305 MW coal-fired power plant located 150 miles south of Dallas, Texas for $480.0 million in cash plus the assumption of contracts and liabilities. The results of Twin Oaks operations have been included in the Consolidated Financial Statements of PNMR from that date. PNMR acquired Twin Oaks to expand the Company’s merchant generation fleet in order to serve a growing wholesale market in the Southwest. PNMR secured bridge financing for Altura to close the transaction (see Note 7). In addition, PNMR incurred transaction and other costs of $1.1 million.

The following table presents the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At April 18, 2006
(In thousands)
Net utility plant	$594,653
Other current assets	10,341
Other intangible assets	25,000
Other deferred charges	99,598
Total assets acquired	729,592

Other current liabilities	95,758
Other deferred credits	152,776
Total liabilities assumed	248,534

Net assets acquired	$481,058

The Company is still reviewing purchase accounting for the acquisition of the Twin Oaks business. Thus, the allocation of the purchase price is subject to adjustment and will be finalized within one year of the acquisition.

The Twin Oaks purchase agreement also includes the development rights for a possible 600-megawatt expansion of the plant, which PNMR has classified as an intangible asset. The necessary permits for the plant expansion are being obtained and are expected in 2007. An additional $2.5 million payment will be made to the seller upon the issuance of an air permit for the expansion and an additional $2.5 million will be paid upon Altura beginning construction of the expansion. PNMR has not made a decision regarding the Twin Oaks expansion, but it is considering a variety of options, including self development or sale to a third party.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As part of the acquisition of Twin Oaks, PNMR determined the fair value of two contractual obligations to sell power. The first contract obligates PNMR to sell power through September 2007 at which time the second contract begins and extends for three years. In comparing the pricing terms of the contractual obligations against the forward price of electricity in the relevant market, PNMR concluded that the contracts were below market. In accordance with SFAS No. 141, as amended, “Business Combinations” (“SFAS 141”), the contracts were recorded at fair value and will be amortized as an increase in operating revenue over the contract lives. The amortization matches the difference between the forward price curve and the contractual obligations for each month in accordance with the contract as of the acquisition date. For the first contract, $94.9 million was recorded in other current liabilities and $52.4 million was recorded in other deferred credits. For the second contract, $29.6 million was recorded in other deferred credits.

The following unaudited pro forma financial information presents a summary of PNMR’s consolidated results of operations for the three and nine months ended September 30, 2006 and 2005 assuming the acquisition of Twin Oaks had been completed as of January 1, 2006 and 2005, respectively, including adjustments, which are based upon preliminary estimates, to reflect the allocation of the purchase price to the acquired net assets. The pro forma financial information does not include synergy savings that may result from the business combination and is not necessarily indicative of the results of operations if the acquisition had been effective as of these dates. In addition, the pro forma financial information does not include results of operations from TNP prior to its acquisition on June 6, 2005.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Operating revenues	$650,165	$641,112	$1,912,343	$1,569,883
Operating expenses	$573,627	$576,044	$1,720,402	$1,412,938
Earnings before extraordinary item	$43,844	$36,606	$101,356	$92,432
Net earnings	$43,844	$36,606	$101,356	$92,432
Net earnings per common share:
Basic	$0.63	$0.53	$1.47	$1.42
Diluted	$0.62	$0.53	$1.45	$1.41

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

REGULATED OPERATIONS

PNM Electric

PNM Electric consists of the operations of PNM, a regulated utility. PNM Electric provides integrated electricity services that include the generation, transmission and distribution of electricity for retail electric customers in New Mexico and the sale of transmission to third parties as well as to the Wholesale and TNMP Electric segments.

TNMP Electric

TNMP Electric consists of the operations of TNMP, a regulated utility. In Texas, TNMP Electric provides regulated transmission and distribution services to its customers which include First Choice. In New Mexico, TNMP Electric provides integrated electricity services that include the transmission, distribution, purchase and sale of electricity to its New Mexico customers as well as transmission to third parties and to PNM. TNMP Electric's Texas and New Mexico operations are subject to traditional cost-of-service regulation.

In 2005, the NMPRC approved a stipulation in connection with the acquisition of TNP, which called for the integration of TNMP's New Mexico assets into PNM effective January 1, 2007.  On August 8, 2006, PNMR, PNM, TNMP and TNP filed an application with FERC requesting necessary approvals under the Federal Power Act for the transfer of TNMP's New Mexico and Arizona assets to PNM effective January 1, 2007.  The FERC issued its order on October 20, 2006 approving the application as filed.

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

UNREGULATED OPERATIONS

Wholesale

For PNMR and PNM, Wholesale consists of the generation and sale of electricity into the wholesale market. Wholesale sells the unused capacity of PNM's jurisdictional assets as well as the capacity of PNM’s wholesale plants excluded from retail rates. Although the FERC has jurisdiction over the rates of Wholesale, the Company includes Wholesale in the unregulated portion of its business because Wholesale is not subject to traditional rate of return regulation.

The Wholesale segment included in PNMR’s results of operations also includes the results of Altura from the date of acquisition of Twin Oaks on April 18, 2006 (see Note 2). Altura is not included in the results of operations for PNM.

Adjustments related to EITF Issue 03-11, “Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133 and Not Held for Trading Purposes” (“EITF 03-11”), are included in Corporate and Other. This requires a net presentation of non-trading gains and losses and realized gains and losses for certain non-trading derivatives. Management evaluates Wholesale operations on a gross presentation basis due to its primarily net asset-backed marketing strategy and the importance it places on the Company’s ability to repurchase and remarket previously sold capacity.

First Choice

First Choice is a certified retail electric provider operating in Texas, which allows it to provide electricity to residential, small and large commercial, industrial and institutional customers. Although First Choice is regulated in certain respects by the PUCT, the Company includes First Choice in the unregulated portion of its business because First Choice is not subject to traditional rate of return regulation.

A new subsidiary of the Company has been formed, First Choice Power Retail LP, for the purpose of conducting business as a retail electric provider in Texas. It is anticipated that a filing will be made with the PUCT in November 2006 to request regulatory approval for the new entity to do business as a retail electric provider.

CORPORATE AND OTHER

PNMR provides energy and technology related services through its wholly owned subsidiary, Avistar, and those results are included in the Corporate and Other segment. PNMR Services Company is also included in the Corporate and Other segment.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR Segment Information

Summarized financial information for PNMR by business segment for the three months ended September 30, 2006 is as follows (in thousands):

		Regulated		Unregulated
Segments of Business	PNM Electric	TNMP Electric	Gas	Wholesale	First Choice	Corporate & Other		Consolidated
2006:
Operating revenues	$159,301	$50,961	$69,001	$193,150	$186,972	$(9,220)	(a)	$650,165
Intersegment revenues	2,414	19,280	245	11,551	-	(33,490)		-
Total revenues	161,715	70,241	69,246	204,701	186,972	(42,710)		650,165
Less: Cost of energy	55,271	27,987	43,889	135,986	146,337	(42,782)	(a)	366,688
Intersegment energy transfer	(5,861)	-	-	5,861	-	-		-
Gross margin	112,305	42,254	25,357	62,854	40,635	72		283,477
Operating expenses	66,483	20,877	25,546	15,150	17,307	830	(b)	146,193
Depreciation and amortization	15,241	7,899	6,007	7,894	510	2,348		39,899
Income taxes	8,529	1,974	(3,686)	10,920	8,065	(4,955)	(b)	20,847
Operating income	22,052	11,504	(2,510)	28,890	14,753	1,849		76,538

Interest income	6,380	296	668	1,346	877	335		9,902
Other income/(deductions)	223	2,406	79	(45)	(57)	(1,052)		1,554
Other income taxes	(2,614)	(922)	(295)	(516)	(293)	661		(3,979)
Interest charges	(9,037)	(7,294)	(3,115)	(12,226)	(166)	(8,333)		(40,171)

Segment net earnings (loss)	$17,004	$5,990	$(5,173)	$17,449	$15,114	$(6,540)		$43,844

Gross property additions	$23,767	$11,149	$9,413	$17,740	$-	$4,856		$66,925

At September 30, 2006:
Total Assets	$1,992,550	$1,151,141	$631,729	$1,086,354	$405,997	$575,615		$5,843,386
Goodwill	$-	$363,763	$-	$-	$131,678	$-		$495,441

(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $9.4 million are reclassified to a net margin basis in accordance with GAAP.
(b)	Includes TNP and Twin Oaks acquisition integration costs of $0.9 million and an income tax benefit of $0.3 million in income taxes.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information for PNMR by business segment for the three months ended September 30, 2005 is as follows (in thousands):

		Regulated		Unregulated
Segments of Business	PNM Electric	TNMP Electric	Gas	Wholesale	First Choice	Corporate & Other			Consolidated
2005:
Operating revenues	$161,258	$49,373	$78,258	$168,384	$155,479	$(15,635)	(a)		$597,117
Intersegment revenues	1,687	22,068	429	11,471	-	(35,655)			-
Total revenues	162,945	71,441	78,687	179,855	155,479	(51,290)			597,117
Less: Cost of energy	57,958	25,764	53,512	156,024	120,751	(51,146)	(a)		362,863
Intersegment energy transfer	(7,205)	-	-	7,205	-	-			-
Gross margin	112,192	45,677	25,175	16,626	34,728	(144)			234,254
Operating expenses	66,950	17,958	25,878	11,598	11,799	1,295	(b)		135,478
Depreciation and amortization	17,276	7,814	5,630	3,667	480	1,980			36,847
Income taxes	7,796	4,519	(3,635)	(1,034)	7,826	(3,701)	(b,d	)	11,771
Operating income	20,170	15,386	(2,698)	2,395	14,623	282			50,158

Interest income	7,102	660	938	1,322	612	126			10,760
Other income/(deductions)	1,620	2,070	(30)	393	(36)	(3,570)	(c)		447
Other income taxes	(3,453)	(1,050)	(360)	(678)	(209)	1,582			(4,168)
Interest charges	(8,273)	(7,250)	(2,848)	(3,972)	(434)	(5,937)	(d)		(28,714)

Segment net earnings (loss)	$17,166	$9,816	$(4,998)	$(540)	$14,556	$(7,517)			$28,483

Gross property additions	$22,627	$10,986	$9,422	$2,909	$98	$15,112			$61,154

At December 31, 2005:
Total Assets	$1,937,811	$1,169,090	$721,021	$421,377	$318,820	$556,590			$5,124,709
Goodwill	$-	$367,245	$-	$-	$131,910	$-			$499,155

(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $16.0 million are reclassified to a net margin basis in accordance with GAAP.
(b)	Includes TNP acquisition related costs of $4.6 million in operating expenses and an income tax benefit of $1.8 million in income taxes.
(c)	Includes TNP debt refinancing costs of $0.4 million in other income/(deductions).
(d)	Includes TNP debt refinancing costs of $0.4 million in interest charges and an income tax benefit of $0.1 million in income taxes.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information for PNMR by business segment for the nine months ended September 30, 2006 is as follows (in thousands):

		Regulated		Unregulated
Segments of Business	PNM Electric	TNMP Electric	Gas	Wholesale	First Choice	Corporate & Other		Consolidated
2006:
Operating revenues	$439,977	$141,367	$345,346	$499,281	$446,962	$(20,298)	(a)	$1,852,635
Intersegment revenues	6,852	53,015	386	39,402	-	(99,655)		-
Total revenues	446,829	194,382	345,732	538,683	446,962	(119,953)		1,852,635
Less: Cost of energy	144,053	77,810	243,748	398,732	354,745	(119,928)	(a)	1,099,160
Intersegment energy transfer	(2,515)	-	-	2,515	-	-		-
Gross margin	305,291	116,572	101,984	137,436	92,217	(25)		753,475
Operating expenses	200,201	63,366	76,517	45,315	45,852	3,448	(b)	434,699
Depreciation and amortization	44,529	23,462	17,921	18,210	1,518	6,542		112,182
Income taxes	13,453	2,540	(656)	19,153	15,728	(12,934)	(b)	37,284
Operating income	47,108	27,204	8,202	54,758	29,119	2,919		169,310

Interest income	19,517	632	2,401	3,948	1,385	1,086		28,969
Other income/(deductions)	637	6,632	169	991	(292)	(1,794)		6,343
Other income taxes	(7,979)	(2,681)	(1,017)	(1,956)	(390)	1,109		(12,914)
Interest charges	(26,580)	(21,792)	(9,203)	(25,559)	(638)	(21,460)		(105,232)

Segment net earnings (loss)	$32,703	$9,995	$552	$32,182	$29,184	$(18,140)		$86,476

Gross property additions	$100,197	$29,301	$23,411	$27,288	$297	$14,999		$195,493

At September 30, 2006:
Total Assets	$1,992,550	$1,151,141	$631,729	$1,086,354	$405,997	$575,615		$5,843,386
Goodwill	$-	$363,763	$-	$-	$131,678	$-		$495,441

(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $20.8 million are reclassified to a net margin basis in accordance with GAAP.
(b)	Includes TNP and Twin Oaks acquisition integration costs of $3.7 million and an income tax benefit of $1.4 million in income taxes.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information for PNMR by business segment for the nine months ended September 30, 2005 is as follows (in thousands):

		Regulated		Unregulated
Segments of Business	PNM Electric	TNMP Electric*	Gas	Wholesale	First Choice*	Corporate & Other			Consolidated
2005:
Operating revenues	$431,063	$62,057	$325,752	$439,661	$198,510	$(26,759)	(a)		$1,430,284
Intersegment revenues	4,845	28,619	605	14,480	-	(48,549)			-
Total revenues	435,908	90,676	326,357	454,141	198,510	(75,308)			1,430,284
Less: Cost of energy	150,359	32,466	221,239	364,989	154,834	(75,355)	(a)		848,532
Intersegment energy transfer	(24,740)	-	-	24,740	-	-			-
Gross margin	310,289	58,210	105,118	64,412	43,676	47			581,752
Operating expenses	196,073	23,044	74,203	33,566	14,996	12,084	(b)		353,966
Depreciation and amortization	52,329	9,899	16,802	11,695	585	10,001	(e)		101,311
Income taxes	14,450	5,694	2,152	2,841	9,846	(13,188)	(b,d,e	)	21,795
Operating income	47,437	19,573	11,961	16,310	18,249	(8,850)			104,680

Interest income	20,791	747	2,181	3,969	773	3,221			31,682
Other income/(deductions)	3,197	2,695	455	1,731	(51)	(6,589)	(c)		1,438
Other income taxes	(9,497)	(1,364)	(1,044)	(2,256)	(260)	1,692			(12,729)
Interest charges	(25,387)	(9,206)	(8,677)	(11,975)	(462)	(8,831)	(d)		(64,538)

Segment net earnings (loss)	$36,541	$12,445	$4,876	$7,779	$18,249	$(19,357)			$60,533

Gross property additions	$63,342	$12,671	$28,143	$7,078	$144	$29,725			$141,103

At December 31, 2005:
Total Assets	$1,937,811	$1,169,090	$721,021	$421,377	$318,820	$556,590			$5,124,709
Goodwill	$-	$367,245	$-	$-	$131,910	$-			$499,155

(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $27.6 million are reclassified to a net margin basis in accordance with GAAP.
(b)
Includes TNP acquisition related costs of $9.1 million and regulatory costs associated with the NMPRC’s approval of the acquisition of $2.3 million in operating expenses and an income tax benefit of $4.5 million in income taxes.

(c)	Includes TNP debt refinancing costs of $2.4 million in other income/(deductions).
(d)	Includes TNP debt refinancing costs of $4.5 million in interest charges and an income tax benefit of $2.0 million in income taxes.
(e)	Includes a write-off of software costs of $4.5 million in depreciation and amortization, and an income tax benefit of $1.8 million in income taxes.
* Includes results from June 6 through September 30, 2005.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM Segment Information

Summarized financial information for PNM by business segment for the three months ended September 30, 2006 is as follows (in thousands):

	Regulated		Unregulated
Segments of Business	PNM	PNM	PNM
	Electric	Gas	Wholesale	Other		Consolidated
2006:
Operating revenues	$159,301	$69,001	$141,340	$(9,418)	(a)	$360,224
Intersegment revenues	2,414	245	11,551	(2,533)		11,677
Total revenues	161,715	69,246	152,891	(11,951)		371,901
Less: Cost of energy	55,271	43,889	121,729	(11,921)	(a)	208,968
Intersegment energy transfer	(5,861)	-	5,861	-		-
Gross margin	112,305	25,357	25,301	(30)		162,933
Operating expenses	66,483	25,546	10,573	(241)		102,361
Depreciation and amortization	15,241	6,007	3,408	717		25,373
Income taxes	8,529	(3,686)	2,890	11		7,744
Operating income	22,052	(2,510)	8,430	(517)		27,455

Interest income	6,380	668	1,268	246		8,562
Other income/(deductions)	223	79	(45)	(193)		64
Other income taxes	(2,614)	(295)	(483)	176		(3,216)
Interest charges	(9,037)	(3,115)	(4,020)	1,147		(15,025)

Segment net earnings (loss)	$17,004	$(5,173)	$5,150	$859		$17,840

Gross property additions	$23,767	$9,413	$17,740	$(32)		$50,888

At September 30, 2006:
Total Assets	$2,008,424	$631,729	$392,788	$461,802		$3,494,743

(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $9.4 million are reclassified to a net margin basis in accordance with GAAP.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information for PNM by business segment for the three months ended September 30, 2005 is as follows (in thousands):

	Regulated		Unregulated
Segments of Business	PNM	PNM	PNM
	Electric	Gas	Wholesale	Other		Consolidated
2005:
Operating revenues	$161,258	$78,258	$168,384	$(15,965)	(a)	$391,935
Intersegment revenues	1,687	429	11,471	(1,990)		11,597
Total revenues	162,945	78,687	179,855	(17,955)		403,532
Less: Cost of energy	57,958	53,512	156,024	(17,928)	(a)	249,566
Intersegment energy transfer	(7,205)	-	7,205	-		-
Gross margin	112,192	25,175	16,626	(27)		153,966
Operating expenses	66,950	25,878	11,598	1,918	(b)	106,344
Depreciation and amortization	17,276	5,630	3,667	833		27,406
Income taxes	7,796	(3,635)	(1,034)	(950)	(b)	2,177
Operating income	20,170	(2,698)	2,395	(1,828)		18,039

Interest income	7,102	938	1,322	335		9,697
Other income/(deductions)	1,620	(30)	393	(183)		1,800
Other income taxes	(3,453)	(360)	(679)	249		(4,243)
Interest charges	(8,273)	(2,848)	(3,971)	933		(14,159)

Segment net earnings (loss)	$17,166	$(4,998)	$(540)	$(494)		$11,134

Gross property additions	$22,627	$9,422	$2,909	$(4,514)		$30,444

At December 31, 2005:
Total Assets	$1,937,811	$721,021	$421,377	$507,542		$3,587,751

(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $16.0 million are reclassified to a net margin basis in accordance with GAAP.
(b)	Includes TNP acquisition related costs of $2.5 million in operating expenses and an income tax benefit of $1.0 million in income taxes.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information for PNM by business segment for the nine months ended September 30, 2006 is as follows (in thousands):

	Regulated		Unregulated
Segments of Business	PNM	PNM	PNM
	Electric	Gas	Wholesale	Other		Consolidated
2006:
Operating revenues	$439,977	$345,346	$414,714	$(20,801)	(a)	$1,179,236
Intersegment revenues	6,852	386	39,402	(6,865)		39,775
Total revenues	446,829	345,732	454,116	(27,666)		1,219,011
Less: Cost of energy	144,053	243,748	373,362	(27,523)	(a)	733,640
Intersegment energy transfer	(2,515)	-	2,515	-		-
Gross margin	305,291	101,984	78,239	(143)		485,371
Operating expenses	200,201	76,517	37,286	(2,378)		311,626
Depreciation and amortization	44,529	17,921	9,760	2,307		74,517
Income taxes	13,453	(656)	7,724	931		21,452
Operating income	47,108	8,202	23,469	(1,003)		77,776

Interest income	19,517	2,401	3,823	844		26,585
Other income/(deductions)	637	169	976	(804)		978
Other income taxes	(7,979)	(1,017)	(1,899)	224		(10,671)
Interest charges	(26,580)	(9,203)	(11,683)	4,122		(43,344)

Segment net earnings	$32,703	$552	$14,686	$3,383		$51,324

Gross property additions	$100,197	$23,411	$27,288	$-		$150,896

At September 30, 2006:
Total Assets	$2,008,424	$631,729	$392,788	$461,802		$3,494,743

(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $20.8 million are reclassified to a net margin basis in accordance with GAAP.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information for PNM by business segment for the nine months ended September 30, 2005 is as follows (in thousands):

	Regulated		Unregulated
Segments of Business	PNM	PNM	PNM
	Electric	Gas	Wholesale	Other			Consolidated
2005:
Operating revenues	$431,063	$325,752	$439,661	$(27,644)	(a)		$1,168,832
Intersegment revenues	4,845	605	14,480	(5,288)			14,642
Total revenues	435,908	326,357	454,141	(32,932)			1,183,474
Less: Cost of energy	150,359	221,239	364,989	(32,811)	(a)		703,776
Intersegment energy transfer	(24,740)	-	24,740	-			-
Gross margin	310,289	105,118	64,412	(121)			479,698
Operating expenses	196,073	74,203	33,566	5,028	(b)		308,870
Depreciation and amortization	52,329	16,802	11,695	6,942	(c)		87,768
Income taxes	14,450	2,152	2,841	(4,300)	(b,c	)	15,143
Operating income	47,437	11,961	16,310	(7,791)			67,917

Interest income	20,791	2,181	3,969	1,059			28,000
Other income/(deductions)	3,197	455	1,731	(414)			4,969
Other income taxes	(9,497)	(1,044)	(2,257)	494			(12,304)
Interest charges	(25,387)	(8,677)	(11,974)	4,942			(41,096)

Segment net earnings (loss)	$36,541	$4,876	$7,779	$(1,710)			$47,486

Gross property additions	$63,342	$28,143	$7,078	$(8,231)			$90,332

At December 31, 2005:
Total Assets	$1,937,811	$721,021	$421,377	$507,542			$3,587,751

(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $27.6 million are reclassified to a net margin basis in accordance with GAAP.
(b)
Includes TNP acquisition related costs of $3.6 million and regulatory costs associated with the NMPRC’s approval of the acquisition of $2.3 million in operating expenses and an income tax benefit of $2.3 million in income taxes.

(c)	Includes a write-off of software costs of $4.5 million in depreciation and amortization, and an income tax benefit of $1.8 million in income taxes.

TNMP

TNMP operates in only one reportable segment; therefore tabular presentation of segment data is not required.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)	Fair Value of Commodity Financial Instruments

GAAP defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Fair value is based on current market quotes. The market prices used to fair value the Company’s energy portfolio are based on closing exchange prices and over-the-counter quotations.

The Company may enter into agreements for the sale or purchase of derivative instruments, including options and swaps, to manage risks related to changes in natural gas prices and electric prices. At the inception of any such transaction, the Company documents the relationships between the hedging instruments and the items being hedged. This documentation includes the strategy that supports executing the specific transaction. See Note 7 for details regarding interest rate swaps.

The Company utilizes the following derivative instruments by commodity type:

Energy Contracts - forward derivative physical and financial purchases and sales of electricity and gas with the intent of optimizing the Company’s net generation position and to take advantage of existing market opportunities.

Gas Fixed-for-Float Swaps - forward financial and physical contracts and sales of fixed-for-float price swaps to manage the price risk associated with electricity and gas and to hedge the variable component of certain heat-rate based power products.

Options - forward physical and financial purchases and sales of electric and gas option-type derivative instruments with the intent of optimizing the Company’s net generation position and to take advantage of existing market opportunities.

PGAC portion of options, swaps and hedges - forward financial and physical transactions to hedge a portion of PNM’s winter gas purchase portfolio.

PNMR

In addition to the commodity transactions that PNM and TNMP enter into as described below, two other subsidiaries of PNMR enter into commodity transactions.

Normal Sales and Purchases Transactions

PNMR’s subsidiary, First Choice, enters into physical energy contracts to meet the needs of its competitive and price-to-beat customer load. These contracts qualify for “normal” accounting designation pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as the energy purchased is physically delivered and sold to First Choice customers within ERCOT. Expenses related to these purchases are recorded in cost of energy at the time of delivery.

PNMR’s subsidiary, Altura, at the time of acquisition of Twin Oaks (see Note 2), assumed an existing contract for the energy output of the Twin Oaks facility. This contract qualifies for “normal” accounting designation pursuant to SFAS 133, as the energy sold is physically delivered within ERCOT to meet the needs of the purchaser's load requirements. Revenue related to this sale is recorded in electric revenues at the time of delivery.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Hedge Accounting Transactions

First Choice also enters into natural gas swaps and options to hedge the variable component of certain heat-rate power contracts used to serve retail customer load. The heat-rate contracts are priced based on a gas-to-power conversion factor using the NYMEX last day natural gas rates. Both the natural gas swaps and options qualify for cash flow hedge accounting treatment under SFAS 133. The natural gas swaps and the underlying power contract both contain like terms as both are indexed to NYMEX last day rates, therefore the transactions are effective and no hedge ineffectiveness is recorded. The settlement day for the natural gas option contracts is one day prior to NYMEX last day. The Company has tested the effectiveness and determined that the transactions are highly effective in offsetting losses associated with the underlying power contract. The ineffectiveness reported through the income statement as of September 2006 was immaterial. The maximum length of time over which First Choice is hedging its exposure to the variability in future cash flows is May 2007.

Altura, at the time of the acquisition of Twin Oaks (see Note 2), assumed an existing forward contract for the energy output of the Twin Oaks facility. This forward physical contract is designated as a hedge of the cash flow risk associated with Twin Oaks’ forecasted excess generation. This hedge is effective in offsetting future cash flow volatility caused by changes in the forward price of electricity and qualifies for hedge accounting under SFAS 133. There is no hedge ineffectiveness on this transaction because the hedged transaction and the hedged item are based on the same forward curve. Any market changes in valuation are recorded in other comprehensive income. The length of time over which Twin Oaks is hedging its exposure to the variability in future cash flows is through December 2010.

Mark-to-Market Transactions

Electricity Contracts

First Choice enters into various forward physical contracts for the purchase and sale of electricity with the intent of optimizing market opportunities. These contracts, which are derivatives, do not qualify for “normal” or “hedge” designation pursuant to SFAS 133, and are marked to market. The change in market valuation is recognized in earnings each period.

Gas Contracts

First Choice enters into various gas contracts to optimize market opportunities. These contracts are marked to market in accordance with SFAS 133. The change in market valuation is recognized in earnings each period.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR’s commodity derivative instruments are summarized as follows:

	September 30,	December 31,	September 30,	December 31,
	2006	2005	2006	2005
Type of Derivative	Mark-to-Market Instruments		Hedge Instruments
		(In thousands)
Current Assets
Energy Contracts	$32,764	$11,650	$464	$6,616
Gas fixed for float swaps	27,064	6,488	2,056	10,465
Options	5,841	3,746	24	261
Regulatory assets for gas off-system sales	-	-	135	-
PGAC portion of options, swaps and hedges	-	-	17,513	7,528
Total Current Assets	65,669	21,884	20,192	24,870

Deferred Charges
Energy Contracts	1,264	3,477	33,003	-
Gas fixed for float swaps	2,007	12,459	223	13,614
Options	63	5,329	-	-
PGAC portion of options, swaps and hedges	-	-	4,067	(5,906)
Total Deferred Charges	3,334	21,265	37,293	7,708

Total Assets	$69,003	$43,149	$57,485	$32,578

Current Liabilities
Energy Contracts	$(36,875)	$(7,333)	$-	$(503)
Gas fixed for float swaps	(22,664)	(7,151)	(6,694)	(3,970)
Options	(6,566)	(3,293)	-	(844)
PGAC portion of options, swaps and hedges	-	-	(17,513)	3,942
Total Current Liabilities	(66,105)	(17,777)	(24,207)	(1,375)

Long-Term Liabilities
Energy Contracts	(2,504)	(3,444)	-	-
Gas fixed for float swaps	(351)	(12,257)	(125)	-
Options	-	(5,143)	-	-
PGAC portion of options, swaps and hedges	-	-	(4,067)	(5,564)
Total Long-Term Liabilities	(2,855)	(20,844)	(4,192)	(5,564)

Total Liabilities	$(68,960)	$(38,621)	$(28,399)	$(6,939)

Gains or losses related to hedged instruments are reclassified from accumulated other comprehensive income when the hedged transaction settles and impacts earnings. The amount which will be reclassified in the next twelve months represents the net of current assets and current liabilities, excluding the PGAC, in the above table.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table details the changes in the net asset or liability position from one period to the next for mark to market energy transactions for the operations of PNMR:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In thousands)
Amount realized on contracts delivered
during period	$(2,470)	$(1,480)	$(7,270)	$(1,731)
Changes in fair value	(151)	1,084	2,785	2,150
Net change recorded as mark-to-market	$(2,621)	$(396)	$(4,485)	$419

The net change in fair value on PNMR’s commodity derivative instruments designated as hedging instruments is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Type of Derivative	Hedge Instruments
		(In thousands)
Change in fair value of energy contracts	$28,280	$(15,920)	$27,354	$(18,114)
Change in fair value of gas fixed for float swaps	(4,759)	27,441	(24,649)	37,488
Change in the fair value of options	8,310	12,694	607	12,694
Change in regulatory assets for gas off-system
sales	-	-	135	-
Net change in fair value	$31,831	$24,215	$3,447	$32,068

PNM

Normal Sales and Purchases Transactions

PNM enters into physical gas contracts to meet the needs of its gas retail sales-service customers. These contracts qualify for “normal” accounting designations pursuant to SFAS 133.

PNM also enters into forward physical contracts for the sale of PNM’s electric capacity in excess of its retail and wholesale firm requirement needs, including reserves. In addition, PNM enters into forward physical contracts for the purchase of retail needs, including reserves, when resource shortfalls are forecast to exist. PNM generally accounts for these as normal sales and purchases as defined by SFAS 133. From time to time PNM makes forward purchases to serve its retail needs when the cost of purchased power is less than the incremental cost of its generation.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Hedge Accounting Transactions

PGAC

The NMPRC has authorized PNM to use financial instruments to hedge certain portions of natural gas supply contracts during the winter months to protect PNM’s sales-service gas customers from the risk of adverse price fluctuations in the natural gas market. PNM has elected to use call options and financial swaps to hedge certain portions of the physical gas purchase contracts used exclusively for resale to PNM’s sales-service gas customers. The contracts qualify for hedge accounting treatment under SFAS 133. Option premium expenses are deferred on PNM’s balance sheet as prepaid gas costs as incurred and amortized into the PGAC for recovery as a component of gas costs during the winter heating season. Option premium expense and hedge gains and losses from both types of instruments are passed through PNM’s PGAC with no income statement effect if deemed prudently incurred by the NMPRC.

PNM also enters into financial swaps to hedge the variable portion of its winter gas portfolio. PNM has hedged 13.6 million MMBtus utilizing the fixed-for-float strategy for 2006-2007 and the 2007-2008 winter heating season. Any settled fixed-for-float financial transactions are passed through PNM’s PGAC.

Wholesale Electricity

PNM enters into various forward physical contracts to hedge the cash flow risk associated with PNM’s forecasted excess generation. These hedges are effective in offsetting future cash flow volatility caused by changes in the forward price of electricity and qualify for hedge accounting under SFAS 133. There is no hedge ineffectiveness on these transactions because the hedged transactions and the hedged item are based on the same forward curve. Any market changes in valuation are recorded in other comprehensive income. The maximum length of time over which PNM is hedging its exposure to the variability in future cash flows is through September 2008.

Wholesale Gas

PNM also enters into various fixed-for-float price swaps to manage the costs associated with running PNM’s gas generation units. The hedges are effective in offsetting future cash flow volatility caused by changes in natural gas prices. There is no hedge ineffectiveness on these transactions because the hedged transactions and the hedged item are based on the same forward curve. Any market changes in valuation are recorded in other comprehensive income. The maximum length of time over which PNM is hedging its exposure to the variability in future cash flows is through June 2016.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Mark-to-Market Transactions

Wholesale Electricity

PNM enters into various commodity derivative instruments, including but not limited to, forward physical contracts and options for the purchase and sale of electricity with the intent of optimizing market opportunities. These derivative contracts do not qualify for “normal” or “hedge” designation pursuant to SFAS 133, and are marked to market. The change in market valuation is recognized in earnings each period.

Wholesale Gas

PNM enters into various fixed-for-float price swaps to manage the price risk of certain forward sales of power. These contracts, along with the underlying power sales, are marked to market in accordance with GAAP. The change in mark-to-market valuation is recognized in earnings each period and is recorded in operating revenues, if a sales position, and cost of energy, if a purchase position, as applicable. The change in market valuation is recognized in earnings each period.

Liquidity Reserves

The market prices used to value PNM mark-to-market energy transactions and cash flow contracts are based on index prices and broker quotations. PNM enters into long-term physical option contracts and long-term financial gas swap contracts that are classified as derivatives and consequently marked to market through earnings. Generally, market data to value these types of transactions at PNM is available for the next 18-month period only; the remaining time period, referred to as the illiquid period, is valued using internally developed pricing data. As a result, PNM records liquidity reserves on these contracts for market gains and losses in the illiquid period, effectively limiting the mark-to-market valuation to a rolling 18-month period. PNM regularly assesses the validity and availability of pricing data for the illiquid period of its derivative transactions and adjusts its liquidity reserves, accordingly.

PNM also records liquidity reserves for the illiquid period for electricity contracts. This period is greater than five years which requires internal model assumptions and calculations to establish a forward market curve.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM’s commodity derivative instruments are summarized as follows:

	September 30,	December 31,	September 30,	December 31,
	2006	2005	2006	2005
Type of Derivative	Mark-to-Market Instruments		Hedge Instruments
		(In thousands)
Current Assets
Energy Contracts	$22,073	$6,126	$464	$6,616
Gas fixed for float swaps	2,535	2,074	2,056	9,150
Options	3,002	2,136	-	-
Regulatory assets for gas off-system sales	-	-	135
GAC portion of options, swaps and hedges	-	-	17,513	7,528
Total Current Assets	27,610	10,336	20,168	23,294

Deferred Charges
Energy Contracts	895	3,477	1,810	-
Gas fixed for float swaps	351	12,459	223	13,614
Options	63	5,329	-	-
PGAC portion of options, swaps and hedges	-	-	4,067	(5,906)
Total Deferred Charges	1,309	21,265	6,100	7,708

Total Assets	$28,919	$31,601	$26,268	$31,002

Current Liabilities
Energy Contracts	$(23,942)	$(5,931)	$-	$(503)
Gas fixed for float swaps	(589)	(351)	(3,085)	(1,255)
Options	(2,555)	(2,217)	-	-
PGAC portion of options, swaps and hedges	-	-	(17,513)	3,942
Total Current Liabilities	(27,086)	(8,499)	(20,598)	2,184

Long-Term Liabilities
Energy Contracts	(880)	(3,444)	-	-
Gas fixed for float swaps	-	(12,257)	(125)	-
Options	-	(5,143)	-	-
PGAC portion of options, swaps and hedges	-	-	(4,067)	(5,564)
Total Long-Term Liabilities	(880)	(20,844)	(4,192)	(5,564)

Total Liabilities	$(27,966)	$(29,343)	$(24,790)	$(3,380)

Gains or losses are reclassified from accumulated other comprehensive income when the hedged transaction settles and impacts earnings. The amount which will be reclassified in the next twelve months represents the net of current assets and current liabilities, excluding the PGAC, in the above table.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table details the changes in the net asset or liability position from one period to the next for mark to market energy transactions for the operations of Wholesale:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In thousands)
Amount realized on contracts delivered
during period	$206	$(1,421)	$120	$(1,675)
Changes in fair value	454	229	(1,425)	1,295
Net change recorded as mark-to-market	$660	$(1,192)	$(1,305)	$(380)

The net change in fair value on PNM’s commodity derivative instruments designated as hedging instruments are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Type of Derivative	Hedge Instruments
		(In thousands)
Change in fair value of energy contracts	$3,179	$(15,920)	$(3,839)	$(18,114)
Change in fair value of gas fixed for float swaps	(5,468)	12,090	(22,440)	20,821
Change in regulatory assets for gas off-system
sales	-	-	135	-
Net change in fair value	$(2,289)	$(3,830)	$(26,144)	$2,707

TNMP

Normal Sales and Purchases Transactions

In the normal course of business, TNMP enters into commodity contracts, which include components for additional purchases or sales of electricity, in order to meet customer requirements. Criteria by which option-type and forward contracts for electricity can qualify for the normal purchase and sales exception have been defined by SFAS 133. In accordance with SFAS 133, management has determined that its contracts for electricity qualify for the normal purchases and sales exception. Revenue related to sales of electricity is recorded in electric revenues at the time of delivery. Expenses related to purchases of electricity are recorded in cost of energy at the time of delivery.

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

In accordance with SFAS No. 128, “Earnings per Share,” dual presentation of basic and diluted earnings per share has been presented in the Condensed Consolidated Statements of Earnings. The following reconciliation illustrates the impact on the share amounts of potential common shares and the earnings per share amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Basic:

Net Earnings	$43,844	$28,483	$86,476	$60,533

Average Number of Common Shares Outstanding	69,726	68,742	69,125	64,972

Net Earnings per Share of
Common Stock (Basic)	$0.63	$0.41	$1.25	$0.93

Diluted:

Net Earnings	$43,844	$28,483	$86,476	$60,533

Average Number of Common Shares Outstanding	69,726	68,742	69,125	64,972
Dilutive Effect of Common Stock
Equivalents (a)	1,035	791	659	797
Average Common and Common
Equivalent Shares Outstanding	70,761	69,533	69,784	65,769

Net Earnings per Share of Common
Stock (Diluted)	$0.62	$0.41	$1.24	$0.92

(a)
Excludes the effect of average anti-dilutive common stock equivalents related to out-of-the-money options of 652,133 and zero for the three months and 1,469,333 and 62,095 for the nine months ended September 30, 2006 and 2005, respectively. Excludes the effect of anti-dilutive equity-linked units of 4,945,000 for the three and nine months ended September 30, 2006 and 2005.

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

Under the modified prospective approach, SFAS 123R applies to all new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Compensation expense recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

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

Total compensation expense for stock-based payment arrangements recognized by PNMR for the three and nine months ended September 30, 2006 was $1.1 million and $6.6 million, respectively. Of this total expense, $0.8 million and $5.0 million were allocated to PNM for the three and nine months ended September 30, 2006, respectively, and $0.2 million and $1.1 million were allocated to TNMP for the three and nine months ended September 30, 2006, respectively. No compensation expense was recognized by PNMR, PNM or TNMP for the three or nine months ended September 30, 2005.

The total tax benefit recognized by PNMR for the three and nine months ended September 30, 2006 was $0.5 million and $2.6 million, respectively. At September 30, 2006, PNMR had approximately $4.9 million of unrecognized compensation expense related to stock-based payments that is expected to be recognized over a weighted-average period of 1.5 years.

PNMR receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options and a tax deduction for increases in the value of equity instruments issued under stock-based payment arrangements. Prior to the adoption of SFAS 123R, all tax benefits resulting from the exercise of stock options and stock-based payment arrangements were reported as operating cash flows in the Condensed Consolidated Statements of Cash Flows. In accordance with SFAS 123R, for the nine months ended September 30, 2006, PNMR’s Condensed Consolidated Statements of Cash Flows presentation reports the tax benefits from the exercise of stock options and stock-based payments as financing cash flows. For the nine months ended September 30, 2006, $2.1 million of tax benefits were reported as financing cash flows rather than operating cash flows in PNMR’s Condensed Consolidated Statements of Cash Flows.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

All stock incentives (options, restricted stock and performance shares) issued to employees and non-employee directors are awarded according to the applicable plan terms. The source of shares for exercised stock options, delivery of vested restricted stock and performance shares is shares acquired on the open market, rather than newly issued shares. During 2006, PNMR expects to repurchase between 1,200,000 shares and 2,000,000 shares for these awards using an independent broker. The source of shares for the ESPP is primarily newly issued shares.

The following table illustrates the reduction to PNMR’s earnings and basic and diluted earnings per share due to the adoption of SFAS 123R for the three and nine months ended September 30, 2006:

	Three Months Ended	Nine Months Ended
	September 30, 2006
	(In thousands, except per share amounts)

Reduction - PNMR income from operations	$738	$4,253
Reduction - PNMR income before income taxes	$738	$4,253
Reduction - PNMR net earnings	$450	$2,592
Reduction - PNMR earnings per share
Basic	$0.01	$0.04
Diluted	$0.01	$0.04

The following table illustrates the effect on PNMR’s net earnings and diluted earnings per share had PNMR accounted for stock-based compensation in accordance with SFAS No. 123, “Share-Based Payment” for the three and nine months ended September 30, 2005:

	Three Months Ended	Nine Months Ended
	September 30, 2005
	(In thousands, except per share amounts)

Net earnings	$28,483	$60,533
Add: Stock compensation expense included in
reported income, net of related tax effects	190	571
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects	(493)	(1,567)
Pro forma net earnings	$28,180	$59,537

Earnings per share:
Basic - as reported	$0.41	$0.93

Basic - pro forma	$0.41	$0.92

Diluted - as reported	$0.41	$0.92

Diluted - pro forma	$0.41	$0.91

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

	Nine Months Ended
	September 30,
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

The following table represents stock option activity for the nine months ended September 30, 2006:

		Weighted-		Weighted-
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
Stock Options	Shares	Price	Value	Contract Life
	(In thousands, except share and per share amounts)

Outstanding at beginning of period	3,016,549	$18.97

Granted	817,200	$24.07

Exercised	(522,969)	$15.53

Forfeited or expired	(96,512)	$25.05

Outstanding at end of period	3,214,268	$20.73	$21,980	7.32 Years

Options exercisable at end of period	1,818,727	$17.83	$17,711	6.16 Years

Options available for future grant	3,345,205

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes stock option activity for the nine months ended September 30:

Stock Options	2006	2005
	(In thousands, except per share amounts)

Weighted-average grant date fair value of options granted	$3.87	$5.41
Total fair value of options that vested during the period	$3,836	$5,165
Total intrinsic value of options exercised during the period	$5,691	$15,367

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

	Nine Months Ended
	September 30,
	2006	2005

Expected quarterly dividends per share	$0.20	N/A
Risk-free interest rate	4.64%	N/A

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes nonvested restricted stock activity for the nine months ended September 30, 2006:

		Weighted-
		Average
		Grant-Date
Nonvested Restricted Stock	Shares	Fair Value

Nonvested at beginning of period	109,044	$24.92

Granted	105,400	$24.11

Vested	(40,887)	$24.26

Forfeited	(9,788)	$24.06

Nonvested at end of period	163,769	$24.55

The following table summarizes restricted stock activity for the nine months ended September 30:

Nonvested Restricted Stock	2006	2005
	(In thousands, except per share amounts)

Weighted-average grant date fair value of shares granted	$24.11	$26.46
Total fair value of shares that vested during the period	$992	$454

Performance Shares

The PEP allows for the issuance of performance share awards. Under the provisions of SFAS 123R, the compensation expense for these awards was determined based on the market price of PNMR common stock on the date of grant applied to the total numbers of shares that were anticipated to be awarded.

ESPP

Under the ESPP, employees were allowed to purchase shares of PNMR’s common stock at a 15% discount of the lower of the market price of stock at the beginning of the offering period and end of each purchase period for the six months ended June 30, 2006. Under the provisions of SFAS 123R, the compensation expense for the shares issued under the ESPP was determined based on the fair value of PNMR's common stock using the Black-Scholes model. Beginning July 1, 2006, the discount rate was changed to 5%, and the look-back feature was eliminated; therefore, the plan is no longer considered compensatory.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)	Capitalization

Borrowing Arrangements Between PNMR and Subsidiaries

In February 2006, the Board approved affiliate borrowing arrangements between PNMR and its subsidiaries that would authorize each subsidiary to borrow up to $50.0 million from PNMR.  Neither PNM nor TNMP has entered into an intercompany loan agreement under that authority.

Pursuant to a separate borrowing arrangement, PNM has issued a $20.0 million promissory note to PNMR.  Initially this promissory note was payable on or before September 30, 2006.  The agreement was extended prior to its expiration and is now payable on or before September 30, 2007.  Under this arrangement, PNM agrees to pay all applicable interest on the outstanding balance at the interest rates provided in the agreement.  As of September 30, 2006 and December 31, 2005 there were no outstanding borrowings on the promissory note.

PNMR

Long-Term Debt

See “PNM” below for details about the April 2006 remarketing of PNM’s pollution control revenue bonds.

Revolving and Other Credit Facilities

PNMR has a $600.0 million unsecured revolving credit facility (the “PNMR Facility”). The PNMR Facility has an expiration date of August 15, 2010 and includes two one-year extension options that are subject to approval by a majority of the lenders. One such extension option was exercised extending the maturity of $574.0 million of borrowing capacity to August 15, 2011. The remaining extension option is still subject to approval by a majority of the lenders and must be exercised no later than August 15, 2007. At September 30, 2006, there were no outstanding borrowings under the PNMR Facility; however, $63.3 million of letters of credit are outstanding, which reduces the available capacity under the PNMR Facility.

At September 30, 2006, PNMR also had $15.0 million in local lines of credit. There were no outstanding borrowings under the local lines of credit at September 30, 2006.

PNMR has a commercial paper program under which it may issue up to $400.0 million in commercial paper for up to 270 days. The commercial paper is unsecured and the proceeds are used for short-term cash management needs. The PNMR Facility serves as a backstop for the outstanding commercial paper. At September 30, 2006, PNMR had $298.8 million of commercial paper outstanding.

At June 30, 2006, PNMR had $262.3 million of commercial paper outstanding.

At September 30, 2006, First Choice had up to $300.0 million of borrowing capacity under the PNMR Facility. Any borrowings made by First Choice under this sublimit are guaranteed by PNMR. At September 30, 2006, First Choice had no outstanding borrowings under the PNMR Facility. In addition, at September 30, 2006, First Choice had $1.8 million of letters of credit outstanding, which reduces the available capacity under the PNMR Facility. TNMP is also a borrower under the PNMR Facility (see “TNMP” below).

Financing Activities

On April 18, 2006, PNMR entered into a short-term loan agreement for temporary financing of the Twin Oaks acquisition (see Note 2). Under the term loan agreement, PNMR was permitted to borrow up to $480.0 million in a single draw on or after April 18, 2006, to finance the acquisition of Twin Oaks and related expenses. Term loans made under this agreement bear interest at a base rate (the greater of the prime rate in effect and the Federal Funds Rate plus ½ of 1%) or an adjusted Eurodollar rate (equal to the British Bankers Association LIBOR rate plus an additional percentage based on PNMR’s then current long-term senior unsecured non-credit enhanced debt rating). On April 18, 2006, PNMR borrowed $480.0 million under the term loan agreement. PNMR used the proceeds of the loan to make capital contributions totaling $480.0 million to Altura through the two wholly owned subsidiaries that are partners in Altura to provide the funds for the acquisition of Twin Oaks. PNMR must repay the loan by April 17, 2007, unless accelerated in accordance with the terms of the agreement or prepaid in whole or in part upon the issuance of certain additional equity or debt. As of September 30, 2006, $37.0 million of the term loan was repaid.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR has a universal shelf registration statement filed with the SEC for the issuance of debt securities and equity securities, preferred stock, purchase contracts, purchase contract units and warrants. As of September 30, 2006, PNMR had approximately $400.0 million of remaining unissued securities under this registration statement.

In August 2006, PNMR filed a new universal shelf registration statement with the SEC. Under SEC rules, this new universal shelf registration statement may be amended to add additional securities. As a result, subject to certain conditions and limitations, this new shelf registration statement has unlimited capacity.

PNMR has entered into three fixed-to-floating interest rate swaps with an aggregate notional principal amount of $150.0 million. Under these swaps, PNMR receives a 4.40% fixed interest payment on the notional principal amount on a semi-annual basis and pays a floating rate equal to the nine month LIBOR plus 58.15 basis points (0.5815%) on the notional amount through September 15, 2008. The initial floating rate was 1.91% and will be reset every six months. The floating rate was reset on September 15, 2006, to a weighted average rate of 6.01%. The swaps are accounted for as fair-value hedges with a liability position of approximately $3.7 million at September 30, 2006, recorded in other current liabilities with a corresponding reduction of long-term debt.

Pursuant to the terms of the PNM Direct Plan, PNMR began offering new shares of PNMR common stock through the plan beginning June 1, 2006. PNMR may also waive the maximum investment limit upon request in individual cases pursuant to the terms of the plan. In August 2006, PNMR entered into an equity distribution agreement to offer and sell up to 8 million shares of PNMR common stock from time to time. The agreement provides that PNMR will not sell more shares than needed for the aggregate gross proceeds from such sales to reach $200.0 million. For the nine months ended September 30, 2006. PNMR had sold a combined total of 1.5 million shares of its common stock through the PNMR Direct Plan and the equity distribution agreement for net proceeds of $39.2 million, at a weighted average price of $26.60.

PNM

Long-Term Debt

On April 1, 2006, PNM remarketed its $46.0 million 2003 Series A and $100.0 million Series B pollution control revenue bonds resulting in an annual interest rate of 4.875% fixed through the maturity date of April 1, 2033.

Revolving and Other Credit Facilities

PNM has a $400.0 million unsecured credit agreement (the “PNM Facility”). The PNM Facility was for a one-year term, which was to expire on August 17, 2006. On July 6, 2006, the NMPRC approved extending the maturity for this facility to August 17, 2010, which became effective upon receipt of the NMPRC order by the agent bank on August 10, 2006. The PNM Facility also includes two one-year extension options, which were also approved by NMPRC. One such extension option was exercised extending the maturity of $386.0 million of borrowing capacity to August 17, 2011. The remaining extension option is still subject to approval by a majority of the lenders and must be exercised no later than August 17, 2007. There were no amounts outstanding under the PNM Facility as of September 30, 2006.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At September 30, 2006, PNM also had $23.5 million in local lines of credit. There were no outstanding borrowings under the PNM Facility or the local lines of credit at September 30, 2006; however, $3.1 million of letters of credit were outstanding, which reduces the available capacity under the PNM Facility.

PNM has a commercial paper program under which PNM may issue up to $300.0 million in commercial paper for up to 365 days. The commercial paper is unsecured and the proceeds are used for short-term cash management needs. The PNM Facility serves as a backstop for the outstanding commercial paper. As of September 30, 2006, PNM had $97.3 million in commercial paper outstanding.

Financing Activities

PNM has a universal shelf registration statement filed with the SEC for the issuance of debt securities, equity securities, preferred stock, purchase contracts, purchase contract units and warrants. As of September 30, 2006, PNM had approximately $200.0 million of remaining unissued securities registered under its universal shelf registration statement.

TNMP

Revolving and Other Credit Facilities

TNMP is a borrower and can issue notes of up to $100.0 million under the PNMR Facility. Any borrowings made by TNMP under this sublimit are not guaranteed by PNMR. At September 30, 2006, TNMP had no outstanding borrowings under the PNMR Facility; however, TNMP had $2.0 million in letters of credit outstanding, which reduces the available capacity under the PNMR Facility.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM Plans

The following table presents the components of PNM net periodic benefit cost/(income) recognized in the Condensed Consolidated Statements of Earnings:

	Three Months Ended September 30,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2006	2005	2006	2005	2006	2005
			(In thousands)

Service cost	$126	$477	$679	$718	$14	$16
Interest cost	7,711	7,567	1,841	1,717	263	295
Expected long-term return on assets	(10,140)	(10,042)	(1,355)	(1,329)	-	-
Amortization of net loss	1,210	892	1,670	1,549	24	43
Amortization of prior service cost	80	79	(1,421)	(1,495)	4	34
Net periodic benefit cost/(income)	$(1,013)	$(1,027)	$1,414	$1,160	$305	$388

	Nine Months Ended September 30,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2006	2005	2006	2005	2006	2005
			(In thousands)

Service cost	$378	$1,431	$2,035	$2,008	$42	$48
Interest cost	23,131	22,701	5,525	5,013	791	885
Expected long-term return on assets	(30,417)	(30,126)	(4,064)	(3,965)	-	-
Amortization of net loss	3,630	2,676	5,010	4,529	74	129
Amortization of prior service cost	238	237	(4,265)	(4,899)	10	102
Net periodic benefit cost/(income)	$(3,040)	$(3,081)	$4,241	$2,686	$917	$1,164

For the three months ended September 30, 2006 and 2005, PNM contributed approximately $1.5 million and $1.5 million, respectively, to trusts for other postretirement benefits. For the nine months ended September 30, 2006 and 2005, PNM contributed approximately $4.6 million and $4.6 million, respectively, to trusts for other postretirement benefits. PNM expects to make contributions totaling $6.2 million during 2006 to trusts for other postretirement benefits. PNM does not anticipate making any contributions to the pension plan during 2006.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TNMP Plans

The following tables present the components of TNMP net pension cost/(income) recognized in the Condensed Consolidated Statements of Earnings:

	Three Months Ended
	September 30,
	2006	2005
	(In thousands)

Service cost	$-	$583
Interest cost	1,084	1,077
Expected long-term rate of return on plan assets	(1,755)	(1,791)
Amortization of prior service cost	-	-
Net periodic pension benefit cost/(income)	$(671)	$(131)

	Nine Months Ended September 30,
	Post-	Post-	Pre-
	Acquisition	Acquisition	Acquisition
	January 1-	June 6-	January 1-
	September 30,	September 30,	June 6,
	2006	2005	2005
		(In thousands)

Service cost	$-	$770	$848
Interest cost	3,254	1,422	1,875
Expected long-term rate of return on plan assets	(5,263)	(2,364)	(2,387)
Amortization of prior service cost	-	-	(49)
Net periodic pension benefit cost/(income)	$(2,009)	$(172)	$287

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the components of TNMP postretirement benefit cost recognized in the Condensed Consolidated Statements of Earnings:

	Three Months Ended
	September 30,
	2006	2005
	(In thousands)

Service cost	$106	$125
Interest cost	177	162
Expected long-term rate of return on plan assets	(114)	(104)
Amortization of transition obligation	-	-
Amortization of prior service cost	15	-
Net periodic postretirement benefit cost	$184	$183

	Nine Months Ended September 30,
	Post-	Post-	Pre-
	Acquisition	Acquisition	Acquisition
	January 1-	June 6-	January 1-
	September 30,	September 30,	June 6,
	2006	2005	2005
		(In thousands)

Service cost	$318	$165	$195
Interest cost	533	214	282
Expected long-term rate of return on plan assets	(342)	(137)	(136)
Amortization of transition obligation	-	-	136
Amortization of prior service cost	45	-	-
Net periodic postretirement benefit cost	$554	$242	$477

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the components of TNMP executive retirement program cost recognized in the Condensed Consolidated Statements of Earnings:

	Three Months Ended
	September 30,
	2006	2005
	(In thousands)

Service cost	$-	$-
Interest cost	19	19
Amortization of net loss	-	-
Amortization of prior service cost	-	-
Net periodic executive retirement program cost	$19	$19

	Nine Months Ended September 30,
	Post-	Post-	Pre-
	Acquisition	Acquisition	Acquisition
	January 1-	June 6-	January 1-
	September 30,	September 30,	June 6,
	2006	2005	2005
		(In thousands)

Service cost	$-	$-	$40
Interest cost	57	25	78
Amortization of net loss	-	-	45
Amortization of prior service cost	-	-	(35)
Net periodic executive retirement program cost	$57	$25	$128

For the three months ended September 30, 2006 and 2005, TNMP contributed approximately $0.0 million and $0.3 million, respectively, for the other postretirement benefits. For the nine months ended September 30, 2006, TNMP did not make any contributions to trusts for other postretirement benefits. For the nine months ended September 30, 2005, TNMP contributed $0.7 million to trusts for other postretirement benefits. TNMP expects to make contributions totaling $0.7 million during 2006 to trusts for other postretirement benefits. TNMP does not anticipate making any contributions to the pension plan during 2006.

(9)	Commitments and Contingencies

Overview

There are various claims and lawsuits pending against the Company. The Company is also subject to federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites. In addition, the Company periodically enters into financial commitments in connection with its business operations. It is not possible at this time for the Company to determine fully the effect of all litigation and other legal proceedings on its results of operations or financial position. It is the Company’s policy to accrue for expected legal costs in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), when it is probable that a SFAS 5 liability has been incurred and the amount of expected legal costs to be incurred is reasonably estimable. These estimates include costs for external counsel and other professional fees. The Company is also involved in various legal proceedings in the normal course of its business. The associated legal costs for these routine matters are accrued when the legal expenses are incurred. The Company does not expect that any known lawsuits, environmental costs and commitments will have a material adverse effect on its financial condition or results of operations, although the outcome of litigation, investigations and other legal proceedings is inherently uncertain.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR

Coal Supply

The coal requirements for Twin Oaks are being supplied by a long-term fuel supply agreement. This fuel supply agreement expires when Twin Oaks meets delivery of a specified number of decatherms. Based on current forecasts of usage, the Company estimates the contract will expire in 2029. If Twin Oaks were to take only the minimum delivery amounts specified under this contract, it would expire in approximately 2040. Altura is not responsible under this agreement for the decommissioning or reclamation costs of this mine. PNMR has issued a parental guarantee on behalf of Twin Oaks’ owner, Altura, guaranteeing Altura’s performance under this fuel supply agreement.

PNM

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

In August 2006, PNM made its annual renewable energy portfolio report filing and its 2007 renewable energy procurement plan filing. In its procurement plan, PNM proposed to continue to procure renewable energy and renewable energy certificates (RECs) from wind resources and solar photovoltaic facilities and to seek recovery of those costs in its next electric rate case. PNM’s procurement plan also recommended elimination of the annual ceiling on new customer subscriptions to PNM's solar photovoltaic program. PNM requested NMPRC approval to procure renewable energy and associated RECs under a biomass PPA and to recover related costs. PNM anticipates it will be able to acquire biomass RECs from the PPA beginning in 2009. The matter has been docketed by the NMPRC, and a final order is anticipated in December 2006.

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

New Source Review Rules

In 2003, the EPA issued its rule regarding routine maintenance repair and replacement work clarifying what constitutes routine maintenance, repair, and replacement of damaged or worn equipment, subject to safeguards to assure consistency with the Clean Air Act. In March 2006, a panel of the Court of Appeals for the District of Columbia Circuit vacated this rule. The action by the court did not eliminate the NSR exclusion for routine maintenance, repair, and replacement work nor did the decision rule on what activities are physical changes. The EPA’s authority to write a rule based on the current NSPS hourly emission increase test remains in place. The Company is unable to determine the impact of this matter on its results of operations and financial position.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Four Corners Federal Implementation Plan Litigation

In September 1999, the EPA proposed a federal implementation plan (“FIP”) to set air quality standards at certain power plants, including Four Corners. On July 26, 2006, the Sierra Club sued the EPA to compel the EPA to issue a final FIP to limit emissions at Four Corners. On September 12, 2006, the EPA again proposed a FIP to establish air quality standards at Four Corners. On September 18, 2006, the Four Corners operator, APS, filed a motion to intervene in the Sierra Club’s lawsuit against the EPA, in order to assure that the Four Corners participants’ interests are protected. In addition, on August 21, 2006, the EPA proposed a FIP to implement “minor New Source Review” on Indian reservations. The FIP, if finalized, would apply to Four Corners and would require preconstruction review and permitting of plant projects that meet specified criteria. The Company is unable to determine the impact of these matters on its results of operations and financial position or to predict whether the proposed FIPs will be adopted in the current form.

SESCO Matter

TCEQ is conducting a site investigation of SESCO, a former electrical equipment repair and sales company located in San Angelo, Texas and the SESCO site has been referred to the Superfund Site Discovery and Assessment Program. The primary concern appears to be polychlorinated biphenyls in soil and groundwater on and adjacent to the site. PNM is classified as a de minimis potentially responsible party. PNM has agreed to settle for a premium payment of $0.3 million, including past contribution credits, to release PNM from further project economic and risk liability with certain exceptions. The TCEQ approved the de minimis settlements on September 22, 2006 and the settlements became effective on October 2, 2006.

Regional Transmission Issues

Transmission Services

In July 2005, the FERC issued an order terminating its proceeding on standard market design, stating that since issuance of the standard market design notice of proposed rulemaking, the electric industry has made significant progress in the development of voluntary RTOs and ISOs. In September 2005, the FERC issued a Notice of Inquiry on Preventing Undue Discrimination and Preference in Transmission Services seeking information from the industry regarding the provisions of the OATT for possible revision in a future rulemaking. On May 18, 2006, FERC issued a Notice of Proposed Rulemaking (NOPR) to reform its pro forma OATT. FERC emphasized that its purpose for the NOPR was not to create new market structures, redesign approved RTO or ISO markets, require transmission owners to divest control over transmission, impinge on state jurisdiction, or weaken the protection of native load customers. Core OATT elements were retained, including comparability requirements, protection of native load, state’s jurisdiction over bundled retail load, functional unbundling to address undue discrimination, and reciprocity. PNM and TNMP have filed comments in this proceeding. The NOPR is still pending before the FERC. The Company cannot predict what impact the final rule may have on its operations.

Transmission Pricing

In November 2005, the FERC issued a NOPR Promoting Transmission Investment through Pricing Reform. In the proposed rulemaking, the FERC notes declining investment in the national transmission grid and proposes certain incentive actions it is considering to increase transmission investment to improve the reliability of national transmission grid. In addition to the incentive proposals, the FERC would implement additional reporting requirements for public utilities that operate transmission systems. In July 2006, FERC issued its final rule to promote transmission investment through pricing reform. With its rule, FERC provided various incentives intended

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 to promote transmission investment within the context of existing procedural requirements, with some flexibility. The FERC did not grant outright incentives to any public utility, but rather, identified incentives that it would allow when justified in the context of individual utility petitions for declaratory orders or rate filings made pursuant to existing rate change requirements. Under the FERC’s rule, each applicant must demonstrate a nexus between the incentive sought and the transmission investment being made. In August 2006, various entities, including EEI, filed requests for rehearing requesting the FERC to modify its rule. The Company supported EEI’s position in the filing. The petitions for rehearing are currently pending before the FERC. The Company intends to continue to monitor and participate in these FERC notices and rulemakings.

California Refund Proceedings

SDG&E filed a complaint with the FERC in 2000 against sellers into the California wholesale electric market. In 2002, the FERC ALJ issued the Proposed Findings on California Refund Liability, in which it determined that the Cal ISO and Cal PX had, for the most part, correctly calculated the amounts of the potential refunds owed by most sellers and identified approximations for the amount of refunds due. In 2003, the FERC issued an order substantially adopting the findings from the ALJ's 2002 decision, but requiring a change to the formula used to calculate refunds, which had the effect of increasing the refund amounts owed by most sellers. In August 2005, the FERC issued an order setting out the process by which sellers into the Cal ISO and Cal PX markets could make cost recovery filings pursuant to the FERC's prior orders that indicated sellers would get the opportunity to submit evidence demonstrating that the refund methodology creates a revenue shortfall for their transactions during the refund period (of October 2, 2000 through June 20, 2001). Included in PNM's submittal were objections to the limited amount of time the FERC allowed for sellers to complete their respective submittals, and the FERC's arbitrary decision to allow only marketers, and not load serving entities such as PNM, to include a return component in their cost filings. PNM participated with certain other sellers to request rehearing of these issues before the FERC. In September 2005, PNM made its cost recovery filing identifying its costs associated with sales into the Cal ISO and Cal PX markets during the refund period. In January 2006, the FERC issued its order on the cost recovery filings, acting on 23 filings that were made by multiple sellers. The FERC accepted that portion of PNM's filing submitted as prescribed by the FERC's August 2005 order, but rejected the alternative filings that included a return component for PNM as a load serving entity. The effect of the FERC's order is that PNM's allowed cost offset against its refund liability is zero. In February 2006, PNM filed a petition for rehearing requesting FERC to reconsider its order and allow PNM to include a return on equity. While PNM believes it has meritorious legal arguments, the Company cannot predict the outcome of this cost recovery proceeding at this time.

As previously reported, there have been a number of additional appeals pending before the United States Court of Appeals for the Ninth Circuit (Ninth Circuit) with regard to FERC's orders issued in the various California market refund dockets and PNM has participated in various appeals as one of the members of the Competitive Sellers Group. The Ninth Circuit has held a number of mediation conferences in these, and the multiple other appeals pending before it, to assess the opportunities for settlement, in which PNM has participated. The Ninth Circuit issued an order declaring a 45-day time out period to allow parties the opportunity to assess the recent court decisions and the potential for settlement of cases. In October 2006, the Ninth Circuit extended the time out period in several of the cases. In September 2006, a mediation conference was convened at the California Public Utilities Commission to assess the potential settlement of the refund proceedings. The conference was attended by, among others, PNM, the other buyers and sellers, FERC personnel, a settlement judge and mediator from the Ninth Circuit, and a former FERC ALJ (whose help was enlisted by the Ninth Circuit) to aid in the mediation process. Representatives of PNM attended and participated in the mediation session hosted by the Ninth Circuit. The Company cannot predict the ultimate outcome of FERC proceedings that may result from the decisions in these appeals, or whether PNM will be ultimately directed to make any additional future refunds as the result of these court decisions, or whether settlement will be reached in the case.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

California Antitrust Litigation

In May 2005, the California Attorney General filed a lawsuit in California state court against PNM, PowerEx, and the Colorado River Commission alleging that PNM and PowerEx conspired to engage in unfair trade practices involving overcharges for electricity in violation of California state antitrust laws. In April 2006, the Federal District Court issued its decision denying the California Attorney General’s motion to remand the case back to the state court, and granted PNM’s and PowerEx’s motions to dismiss the case. The California Attorney General has appealed the case to the Ninth Circuit. The Company cannot predict the final outcome of this litigation nor whether PNM will be required to make refunds or pay damages under these claims.

California Attorney General Complaint

In 2002, the California Attorney General filed a complaint with the FERC against numerous sellers, including PNM, regarding prices for wholesale electric sales into the Cal ISO and Cal PX markets and to the California Department of Water Resources. In 2002, the FERC entered an order denying the California Attorney General's request to initiate a refund proceeding, but directed sellers, including PNM, to comply with additional reporting requirements with regard to certain wholesale power transactions. The California Attorney General filed a petition for review in the Ninth Circuit. The Ninth Circuit issued a decision upholding the FERC's authority to establish the market-based rate framework under the Federal Power Act, but held that the FERC violated its administrative discretion by declining to investigate whether it should order refunds from sellers who failed to provide transaction-specific reports to the FERC as required by its rules. The Ninth Circuit determined that the FERC has the authority to order refunds for these transactions if it elects to do so and remanded the case back to the FERC for further proceedings, including a determination as to whether additional refunds are appropriate. See discussion above regarding “California Refund Proceedings.” The Company cannot predict the ultimate outcome of the FERC proceeding on remand, or whether PNM will be ultimately directed to make any additional refunds as the result of the decision.

Generation Market Power Filings

On December 20, 2004, the FERC issued an order addressing PNM’s updated market power analysis, submitted in August 2004 and supplemented thereafter, in response to a FERC order in Acadia Power Partners, LLC. In that order, the FERC instituted an investigation and proceeding under Section 206 of the Federal Power Act to determine whether PNM may continue to charge market-based rates in the PNM and EPE control area markets. PNM submitted several filings to the FERC in 2005 and early 2006 designed to show that, notwithstanding its failure of certain numerical screens, PNM lacked generation market power in both of these control areas.

In April 2006, the FERC issued an order in which it determined that PNM rebutted the presumption of market power in the PNM control area and, accordingly, terminated its investigation into PNM’s continued ability to make sales of wholesale power at market-based rates in the control area. The FERC also determined that PNM's analysis could rebut the presumption of market power in EPE's control area, but that it needed additional information regarding periods of transmission constraint. The FERC order gave PNM 60 days to file additional information regarding market power during periods of transmission constraint or, alternatively, propose cost-based mitigation measures for the EPE control area during periods of transmission constraint. In June 2006, PNM filed a proposed cost-based mitigated rate proposal to apply in the EPE control area during periods of transmission outages and transmission constraints. No comments were filed objecting to PNM's filing. In September 2006, FERC issued its order approving PNM's cost-based mitigated rate proposal in the EPE control area during periods of transmission constraints or transmission outages. In its order, FERC accepted PNM’s proposed mitigated rate proposal for the EPE control area during such periods. FERC accepted the mitigated rate effective March 6, 2006. The FERC order requires that PNM make refunds for any transactions since March 6, to the extent PNM had any sales in EPE's control area at market rates during periods of transmission constraints or transmission outages that exceeded PNM's mitigated rate proposal. PNM has determined no such refunds were required. With the order, FERC terminated the Section 206 investigation into PNM's market rate sales in the EPE control area, and closed its docket in this matter.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

FERC Office of Market Oversight and Investigations

In November 2005, PNM received notice that the FERC Division of Operational Audits of the Office of Enforcement formerly known as the Office of Market Oversight and Investigations would perform a compliance audit of the Company. The audit covers the period from January 2004 to the present and will examine the Company’s compliance with the FERC standards of conduct and OASIS requirements, compliance of the Company’s transmission practices with the FERC regulations and applicable OATT, and compliance of PNM’s wholesale electricity marketing operation with its market-based rate tariff. This audit is part of a series of routine, mandatory audits of all of the utilities under FERC oversight, focused on compliance with the FERC’s rules and regulations. Similar audits have been conducted of other regional utilities. The FERC will issue its findings upon conclusion of the audit, which could take from nine months to a year, or more to complete.

PNM has been cooperating, and will continue to cooperate, fully with the FERC to complete the audit. The Company cannot predict the outcome of the audit or whether the FERC will make any adverse findings related to PNM’s compliance with the FERC’s rules and regulations.

Block Forward Agreement Litigation

In 2002, PNM was served with a declaratory relief complaint filed by the State of California in California state court. The state's declaratory relief complaint seeks a determination that the state is not liable for the commandeering of certain energy contracts known as Block Forward Agreements. The Block Forward Agreements were a form of futures contracts for the purchase of electricity at below-market prices and served as security for payment by PG&E and Southern California Edison for their electricity purchases through the Cal PX. When PG&E and SCE defaulted on payment obligations incurred through the Cal PX, the Cal PX moved to liquidate the Block Forward Agreements to satisfy in part the obligations owed by PG&E and SCE. Before the Cal PX could liquidate the Block Forward Agreements, the State of California commandeered them for its own purposes.

PNM filed a complaint against the State of California in California state court in 2002, seeking damages for the state's commandeering of the Block Forward Agreements and requesting judicial coordination with the state's declaratory relief complaint. In 2004 the various parties in the case were presented with a proposed stipulation under which the sellers would agree that the Cal PX would represent their interest in the proceedings, the sellers would agree to be bound by any judgment in the case, the sellers would dismiss their complaints against the State of California, and in turn, the State of California would dismiss its cross-complaints against the sellers, and the Cal PX would amend its complaint to indicate that it is bringing the lawsuit on behalf of the sellers. PNM agreed with the stipulation and executed the stipulation agreement. The Company cannot predict the outcome of the litigation involving the Cal PX and the State of California, or whether PNM will be awarded any damages as a result of the litigation.

In separate proceedings before the FERC involving the collection of costs associated with the Cal PX wind-up activities, the subject of the Block Forward Agreement litigation became an element of the ongoing settlement discussions. In September 2005, the parties to the Cal PX wind-up costs proceedings included, as part of the settlement terms, that the California market participants, including PNM, will have the option to voluntarily agree to continue funding on a going-forward basis the expenses associated with the Block Forward Agreement litigation. Alternatively, market participants could agree to take an assignment of the Cal PX's claim and they could then continue to prosecute the claim with the condition that any recovery that may ultimately be achieved would be deposited into a FERC account for distribution as the FERC deems appropriate. In October 2005, the FERC issued its order accepting the Cal PX wind-up settlement. Two parties have elected to opt-in to fund the litigation. PNM has not made the choice to opt-in and fund the litigation. PNM has executed documents that officially assign any potential claims it may have against the State of California to the two parties who have taken assignment of the Cal PX’ claims. Given the two settlements PNM has entered into in these proceedings, there is no further participation by PNM in the Block Forward Agreement litigation.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Citizen Suit Under the Clean Air Act

PNM has reached an impasse with the Grand Canyon Trust and Sierra Club ("Plaintiffs") with respect to certain matters under the Consent Decree of May 10, 2006.  As a result, PNM filed a petition with the United States District Court for the District of New Mexico on October 6, 2006 seeking a determination that PNM has complied with the Consent Decree with respect to the matters at issue. The controversy relates to PNM's reports on NOx controls and demisters at SJGS.  The Consent Decree requires PNM to consult experts in the field of pollution control technology, and produce reports to Plaintiffs and the NMED for their approval describing the state-of-the-art equipment and operating procedures for control of air pollution from SJGS. Plaintiffs and the NMED both disapproved of the reports and negotiation ensued with PNM providing additional information.  Despite the lengthy negotiations and additional information, Plaintiffs have refused to approve the reports or continue discussions to resolve the matters at issue.  PNM has requested an evidentiary hearing to demonstrate to the United States District Court for the District of New Mexico that PNM has met the requirements under the Consent Decree.  No hearing date has been set on the petition.  On October 12, 2006 the NMED indicated that it does not believe that it can extend the time for negotiations concerning the matters in controversy without the concurrence of Plaintiffs. Therefore, PNM plans to file a supplemental petition to include a request for a determination that NMED’s failure to approve the subject reports is contrary to the Consent Decree. The parties have agreed that the responses from the NMED and the plaintiffs are due on November 20, 2006.

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

The Company joined with other defendants in a motion to dismiss on the ground that the relator does not meet certain jurisdictional requirements for bringing suit under the False Claims Act. On October 20, 2006, the United States District Court for the District of Wyoming issued an order granting the motion and dismissing some of the defendants, including the Company. The relator has thirty days from the date of the District Court’s entry of a final judgment to appeal to the U.S. Court of Appeals for the Tenth Circuit. If the relator appeals and District Court’s order is reversed on appeal, the Company is unable to estimate the potential liability, if any, or to predict the ultimate outcome of this lawsuit.

TNMP

SESCO Matter

As discussed above in the PNM “SESCO Matter,” TNMP is classified as a de minimis potentially responsible party in this matter. TNMP has agreed to settle for a premium payment of $0.3 million, including past contribution credits, to release TNMP from further project economic and risk liability with certain exceptions. The TCEQ approved the de minimis settlements on September 22, 2006 and the settlements become effective on October 2, 2006.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10)	Regulatory and Rate Matters

PNMR

Price-to-Beat Base Rate Reset

Based on the terms of the Texas stipulation related to the acquisition of TNP, First Choice made a filing to reset its price-to-beat base rates in December 2005. First Choice's price-to-beat base rate case was consolidated with TNMP's 60-day rate review (see “60-Day Rate Review” below). First Choice requested that the PUCT recognize in its new price-to-beat base rates the TNMP rate reduction and the synergy savings credit provided for in the TNP acquisition stipulation. In May 2006, TNMP, First Choice, the PUCT Staff and other parties filed a non-unanimous settlement agreement (“NUS”). On July 20, 2006, the ALJ reopened the record to accept argument concerning the provisions for accumulated deferred federal income taxes and the carrying charges on stranded costs. Subsequently, on August 24, 2006, the ALJ issued a Proposal For Decision urging the PUCT to reject the NUS. After the parties filed exceptions to the Proposal For Decision, the PUCT unanimously rejected the ALJ’s proposal and approved the NUS on November 2, 2006. The November 2, 2006 final order requires First Choice to make a compliance filing with the PUCT to reset its Price-to-Beat Base rates. The adjustment to First Choice’s rates will be coincident with the effective date of TNMP’s new rates in the 60-Day Rate Review case that approved TNMP to begin collecting its stranded costs over a 14-year period.

Price-to-Beat Fuel Factor

Under the PUCT's final order approving the acquisition of TNP by PNMR, First Choice filed its post-true-up price-to-beat adjustment filing to adjust its price-to-beat fuel factor on September 21, 2006. First Choice’s filing calculated a 24.95% decrease in its price-to-beat fuel factors. The November 2, 2006, PUCT order requires that the reduction in First Choice’s Price-to-Beat Fuel Factor be coincident with the effective date of TNMP’s new rates in the 60-Day Rate Review case.

Energy Agreement

In 2003, First Choice and Constellation executed a power supply agreement that resulted in Constellation being the primary supplier of power for First Choice’s customers through the end of 2006. Additionally, Constellation has agreed to supply power in certain transactions under the agreement beyond the date when that commitment expires.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM
Gas Rate Case

On May 30, 2006, PNM filed a general gas rate case that asked the PRC to approve an increase in the service fees charged to its 481,000 natural gas customers. The proposal would increase the set monthly fee, the charge tied to monthly usage, and miscellaneous on-demand service fees. Those fees are separate from the cost of gas charged to customers. The monthly cost of gas charge would not be affected by the fee increase. The petition requests an increase in base gas service rates of $20.5 million and an increase in miscellaneous on-demand service rates of approximately $0.2 million. The request is designed to provide PNM’s gas utility an opportunity to earn an 11% return on equity, which is consistent with the average return allowed ten comparable natural gas utilities. The petition also requests approval of a line item that provides a true-up mechanism for operational costs when system-wide gas consumption is lower or higher than what is designed in the rates. A hearing on the case is scheduled for December 2006.

Transmission Rate Case

In March 2005, PNM filed a notice with the FERC to increase its wholesale electric transmission revenues. If approved, the rate increase would apply to all of PNM's wholesale electric transmission service customers, which includes other utilities, electric co-operatives and entities, including Wholesale, that purchase wholesale transmission service from PNM. In May 2005, the FERC issued an order in the case suspending the new rates for the standard five-month period and made the new rates effective November 1, 2005, subject to refund. In April 2006, PNM and parties in the case filed an uncontested settlement agreement with the FERC settlement judge that, if approved, would result in an increase in electric transmission revenues of approximately $4.6 million annually. The FERC staff took issue with one element of settlement regarding the standard by which the FERC or a non-party to the settlement could challenge the settlement. PNM responded to the FERC staff’s expression of its issue and identified that the FERC had previously approved settlements containing the standard of review language reflected in PNM’s settlement. In June 2006, the FERC ALJ certified the settlement to the FERC as a contested settlement. The settlement is now pending for action before the FERC. PNM cannot predict the outcome of this proceeding at this time.

Complaint Against Southwestern Public Service Company

In September 2005, PNM filed a complaint under the Federal Power Act against SPS. PNM believes that through its fuel cost adjustment clause, SPS has been overcharging PNM for deliveries of energy under three contracts, and continues to do so under the remaining contracts. PNM requested that the FERC investigate these charges for the period 2001 through 2004, and going forward. The hearing was held in that case and in May 2006, the ALJ issued an initial decision in that proceeding recommending that SPS make refunds to customers, including PNM, for misapplication of charges in its fuel cost adjustment clause. The parties in that proceeding have filed their exceptions to the initial decision, which has gone to the FERC for review. Fuel cost charges for 2005 and 2006 are being addressed as part of the finding in the original fuel charge adjustment clause case currently pending before the FERC, in which PNM is an intervenor. PNM's complaint also alleges that SPS' demand charge rates for interruptible power sales are excessive and requested that the FERC set a refund effective date of September 13, 2005 for these rates. Settlement conferences were held before a FERC settlement judge throughout the first quarter of 2006. Upon the failure of the parties to reach a settlement, the judge recommended the case proceed to hearing. Additionally, in November 2005, SPS filed an electric rate case proposing to unbundle and raise rates charged to customers effective July 2006. PNM intervened in the case and objected to the proposed rate increase. In September 2006, PNM and SPS filed a settlement agreement at FERC in which PNM settled its issues in the complaint proceeding, as well as its concerns with SPS’ proposed rate increases in the SPS rate case. On October 10, 2006,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

interested parties and FERC Trial Staff filed comments on the proposed settlement. Only one party opposed the settlement, which was supported or not opposed by the remaining active parties and the FERC Trial Staff. On October 19, 2006, PNM, SPS and FERC Trial Staff each filed reply comments contending that Occidental’s opposition was without merit. The settlement is pending before the FERC ALJs who will be determining whether to forward the settlement to the full FERC. The settlement must be approved by the FERC before it may be effective. The settlement has no impact on the initial decision of the ALJ in the fuel cost adjustment clause case or the pending petitions for rehearing in that docket. PNM cannot predict if the settlement will be approved by FERC or what the outcome of the fuel cost adjustment clause proceeding at the FERC will be.

TNMP

TNMP True-Up Proceeding

The purpose of the true-up proceeding was to quantify and reconcile the amount of stranded costs that TNMP may recover from its transmission and distribution customers. A 2004 PUCT decision established $87.3 million as TNMP’s stranded costs.

In April 2005, the PUCT ruled that TNMP be allowed recovery of carrying charges on stranded costs for the period January 1, 2002 through July 21, 2004. TNMP was limited under GAAP in its recognition for income statement purposes to only the debt related portion of the carrying charges, and TNMP was prohibited from income statement recognition of the equity portion of the carrying charges until the actual receipt of those amounts from customers. As of September 30, 2006, the debt-related portion totaled $39.9 million and is included in Carrying Charges on Stranded Costs in TNMP’s Condensed Consolidated Balance Sheet. In conjunction with the non-unanimous stipulation and as a result of the PUCT’s final order on November 2, 2006 in the consolidated 60-Day Rate Review and the Price-to-Beat Base Rate Reset cases, the total of the equity related portion of carrying costs as of September 30, 2006 was adjusted to $26.0 million. (See Note 1).

In July 2005, the PUCT issued a final order confirming the calculation of carrying costs and the amount of stranded costs allowed for recovery. TNMP and other parties appealed the July PUCT order. On July 24, 2006, the district court in Austin, Texas affirmed the PUCT order. TNMP has appealed that decision to the Texas Third Court of Appeals in Austin, Texas.

60-Day Rate Review

In November 2005, TNMP made its required 60-day rate review filing. TNMP’s case establishes a competition transition charge for recovery of the true-up balance. As noted above, TNMP’s 60-day rate review, along with First Choice’s price-to-beat rate reset filing, were consolidated. See "Price-To-Beat Base Rate Reset" above for further updates. On November 2, 2006, the PUCT issued a signed order which would allow TNMP to begin collecting its true-up balance, which includes carrying charges over a 14 year period. The order also allows TNMP to collect expenses associated with several cases over a three year period. A compliance filing will be made with the PUCT to allow TNMP to put new rates into effect to collect its stranded costs.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Updated Interest Rate for Calculating Carrying Charges on TNMP’s CTC

The PUCT approved an amendment to the true-up rule at its June 29, 2006 open meeting. The amendment will result in a lower interest rate that TNMP is allowed to collect on the unsecuritized true-up balance through a CTC. The PUCT concluded that the correct rate at which a utility should accrue carrying costs through a CTC is the weighted average of an adjusted form of its marginal cost of debt and its unadjusted historical cost of debt, with the weighting based on the utility's most recently authorized capital structure. The new rate is yet to be determined, but this change will effect TNMP by lowering the current approved interest rate of 10.93%. This change in carrying charges will affect the rates set in TNMP's CTC filing. The rule went into effect on July 20, 2006, and TNMP has made its compliance filing. Because the PUCT Staff disagrees with TNMP’s calculation of the interest rate, PUCT Staff recommended on September 26, 2006, that the matter be referred to SOAH for a hearing on the merits. At this time, the Company cannot predict the outcome of this matter

(11)	Variable Interest Entities

PNMR and PNM

PNM has evaluated its PPAs under the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (Revised December 2003) (“FIN 46R”), and determined that one purchase contract entered into prior to December 31, 2003 qualifies as a variable interest agreement. Although PNM has continued to make ongoing efforts to obtain information, PNM was unable to obtain the necessary information needed to determine if consolidation was needed despite efforts including a formal written request to the operator of the entity supplying power under the PPA. The operator cited legal and competitive reasons for refusing to provide the information.

This variable interest PPA is a contract under an operating lease to purchase 132 MW of capacity and energy expiring in June 2020. The contract contains a fixed capacity charge, a fixed O&M charge, and a variable energy charge that subjects PNM to the changes in the cost of fuel and O&M. For the three months ended September 30, 2006 and 2005, the capacity and O&M charge was $2.5 million and $1.8 million, respectively, and the energy charges were $1.0 million and $0.2 million, respectively. For the nine months ended September 30, 2006 and 2005, the capacity and O&M charge was $6.2 million and $5.1 million, respectively, and the energy charges were $1.4 million and $0.8 million, respectively. The contract is for the full output of a specific gas generating plant and is currently accounted for as an operating lease by PNM.

PNM also has interests in other variable interest entities created before January 31, 2003, for which PNM is not the primary beneficiary. These arrangements include PNM’s investment in a limited partnership and certain PNM leases. The aggregate maximum loss exposure at September 30, 2006, that PNM could be required to record in its Condensed Consolidated Statement of Earnings as a result of these arrangements totals approximately $4.6 million. The creditors of these variable interest entities do not have recourse to the general credit of PNM or PNMR in excess of the aggregate maximum loss exposure.

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

PNMR Services Company provides corporate services to PNMR and its subsidiaries including PNM, Avistar, TNP, TNMP, First Choice and Altura in accordance with shared services agreements. These services are billed at cost on a monthly basis and allocated to the subsidiaries. In addition, PNMR pays certain expenses for PNM and TNMP that are then reimbursed to PNMR.

PNMR files a consolidated federal income tax return with its affiliated companies. A tax allocation agreement exists between PNMR and each of its affiliated companies. These agreements provide that the subsidiary company will compute its taxable income on a stand-alone basis. If the result is a net tax liability, such amount shall be paid to PNMR. If there are net operating losses and/or tax credits, the subsidiary shall receive payment for the tax savings from PNMR to the extent that PNMR is able to utilize those benefits. For the three and nine months ended September 30, 2006, PNM and TNMP made no tax-sharing payments to PNMR. For the three and nine months ended September 30, 2005, PNMR made no and $18.2 million of tax-sharing payments to PNM, respectively. For the period June 6 through September 30, 2005, TNMP made no tax-sharing payments to PNMR.

In February 2006, the Board approved affiliate borrowing arrangements between PNMR and its subsidiaries that would authorize each subsidiary to borrow up to $50.0 million from PNMR. Neither PNM nor TNMP has entered into an intercompany loan agreement under that authority.

Pursuant to a separate borrowing arrangement, PNM has issued a $20.0 million promissory note to PNMR.  Initially this promissory note was payable on or before September 30, 2006.  The agreement was extended prior to its expiration and is now payable on or before September 30, 2007.  Under this arrangement, PNM agrees to pay all applicable interest on the outstanding balance at the interest rates provided in the agreement.  As of September 30, 2006 and December 31, 2005 there were no outstanding borrowings on the promissory note.

PNM and TNMP have engaged in, and may in the future engage in, affiliate transactions in the normal course of business. These transactions primarily consist of power and transmission purchases and certain shared planning and design services billed to TNMP from PNM. Transactions between affiliates are reported separately on their financial statements, but are eliminated in the consolidation of PNMR’s financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM

PNM sells electricity and energy-scheduling services to TNMP under a long-term wholesale power contract.

The tables below describe the nature and amount of material transactions PNM has with PNMR and TNMP. TNMP became a related party effective on the date of PNMR’s acquisition of TNP, or June 6, 2005; therefore, the related party transaction amounts between PNMR, PNM and TNMP are reported after that date.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In thousands)
PNMR Transactions with PNM
Shared services billings from PNMR to PNM	$31,366	$30,769	$93,742	$82,059

PNM Transactions with TNMP
Electricity and energy-scheduling
billings to TNMP	$11,208	$11,043	$38,579	$13,947

	September 30, 2006	December 31, 2005
	(In thousands)
PNM payable to PNMR	$63,123	$50,070

PNM receivable from TNMP
(net of transmission purchases)	$18,437	$4,130

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

TNMP purchases all the electricity for its New Mexico customers’ needs (except for one major customer) and energy-scheduling services under the long-term wholesale power contract with PNM described above.

TNMP sells transmission services to First Choice.

The tables below describe the nature and amount of transactions TNMP has with PNMR and PNM. TNMP became a related party effective on the date of PNMR’s acquisition of TNP, or June 6, 2005; therefore, the related party transaction amounts between TNMP, PNMR and PNM are reported after that date.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In thousands)
TNMP Transactions with PNMR
Shared services billings from PNMR	$6,809	$4,235	$25,097	$5,380

TNMP Transactions with PNM
Electricity and energy-scheduling billings from PNM	$11,208	$11,043	$38,579	$13,947

TNMP Transactions with First Choice
Transmission service billings to First Choice	$19,378	$21,615	$52,545	$29,117
	September 30, 2006	December 31, 2005
	(In thousands)
TNMP payable to PNMR	$7,802	$3,043

TNMP payable to PNM (net of transmission sales)	$18,437	$4,130

TNMP receivable from First Choice	$14,118	$9,565

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13)	New Accounting Pronouncements

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)” (“SFAS 158”). This statement is effective for fiscal years ending after December 15, 2006. SFAS 158 changes the recognition requirements for defined benefit plans. Specifically, the statement requires that the current economic status of pension and postretirement plans be recognized in the financial statements. SFAS 158 has no effect on the income or expense recognized for pension or other postretirement plans. The Company is currently evaluating the impact of SFAS 158 on its balance sheet.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. This statement does not call for any additional fair value measurements, but rather establishes a definition of fair value, a method for measuring fair value and a fair value hierarchy. In addition, SFAS 157 requires more robust disclosures surrounding items recorded at fair value. The Company is currently evaluating the impact of SFAS 157 on its financial statements.

In September 2006, the SEC staff issued SAB 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”). SAB 108 is effective for fiscal years ending after November 15, 2006.  SAB 108 addresses the diversity in practice when quantifying the effect of an error on financial statements.  SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying misstatements in current year financial statements.  The Company believes that the adoption of SAB 108 will not have a material impact on its financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 requires that the Company recognize only the impact of income tax positions that, based on their merits, are more likely than not to be sustained upon audit by a taxing authority. It also requires expanded financial statement disclosure of such positions. The Company is currently evaluating the impact of FIN 48 on its financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments," (an Amendment of FASB Statements No. 133 and 140)” (“SFAS 155”). The standard is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The standard allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The Company has evaluated SFAS 155 and believes it will not have a material impact on its financial statements.

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

RESULTS OF OPERATIONS - EXECUTIVE SUMMARY

During the first nine months of 2006, the Company experienced higher earnings over the prior year primarily due to the TNP and Twin Oaks acquisitions. However, 2006 results were impacted by plant outages at PVNGS, the last phase of a 2003 agreed upon retail electric rate reduction, higher purchased power costs, consumer conservation in response to high natural gas prices and charges for financing. Strong performance at PNM's SJGS and Four Corners plants helped to offset the impact of the Unit 1 extended outage at PVNGS. Twin Oaks contributed $17.5 million, net of income taxes, year-to-date. The Company cannot predict what impact the changes in market prices for power and natural gas will have on its future results of operations.

PVNGS Operations

PNM is a participant in PVNGS, of which APS is the operating agent. APS operated PVNGS Unit 1 at reduced power levels from December 25, 2005 through March 18, 2006, due to a vibration in the PVNGS Unit 1 shutdown cooling lines. PVNGS Unit 1 is nominally rated at 130 MW of capacity, based on PNM’s 10.2% undivided interest in PVNGS. As a result, PNM received approximately 24 MW of power from PVNGS Unit 1 capacity rated load of 130 MW during this period. On March 18, 2006, APS shut down PVNGS Unit 1 completely to perform inspections and tests, after which APS determined that certain work could be performed to assure that PVNGS Unit 1 would be operating during the peak summer months. APS moved the valve that was vibrating closer to the reactor vessel. APS then restarted the unit and performed testing documenting that the vibrations were no longer a problem. Tests also confirmed that the new fuel load was performing as designed, that the new steam generators were operating satisfactorily, and that the new low-pressure steam turbine internals were performing safely. APS reconnected Unit 1 to the electrical grid on July 7, 2006. The Unit achieved full power on July 16, 2006.

The reduced operation of PVNGS not only affected PNM’s ability to make off-system sales, but also caused PNM to purchase power to serve its retail electric customers. PNM estimates that the shut-down of PVNGS Unit 1 resulted in a reduction in consolidated gross margin, or operating revenues minus cost of energy sold, of $22.3 million before income taxes for the nine months ended September 30, 2006.

PVNGS Unit 1 was shut down on September 19, 2006 because of recurring problems with five of its 36 pressurizer heaters and returned to service on October 16, 2006. PVNGS Unit 1 was manually shut down on October 21, 2006 because of a problem with control rod indicators and then returned to service on October 23, 2006.

On October 19, 2006, PVNGS Unit 3 was shut down manually after two condensation pumps shut down. The problem was in part of the reactor's electricity-generating system, not its reactor cooling or emergency systems. Repairs were made and PVNGS Unit 3 returned to service on October 21, 2006.

PVNGS Unit 2, which has been shut down since late September 2006 for scheduled refueling and maintenance, is expected to be back in operation by mid-November 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In September 2006, the NRC completed an inspection relating to the spray ponds at PVNGS, which provide cooling for certain emergency and safety-related equipment during normal shutdown or accident conditions. APS had earlier advised the NRC that certain residues in the spray ponds suggested the need for adjustments to the ongoing maintenance and chemistry control protocols of the spray ponds, which APS is implementing. The NRC will hold a public regulatory conference on November 20, 2006 to discuss its findings.  In October 2006, the NRC conducted an inspection of the PVNGS emergency diesel generators after a PVNGS Unit 3 generator did not activate during routine inspections on July 25 and September 22, 2006. The Company is unable to currently predict the impact of the results, if any, of these NRC inspections on operations of PVNGS.

Business and Strategy

Overview

The Company is positioned as a merchant utility, principally operating as a regulated energy service provider. The Company is engaged in the sale and marketing of electricity in the competitive wholesale energy marketplace. In addition, through First Choice, the Company is a retail electric provider in Texas under legislation that established retail competition. PNM and TNMP are under the jurisdiction of the FERC. PNM is under the jurisdiction of the NMPRC while TNMP operates under the jurisdiction of the PUCT in Texas and the NMPRC in New Mexico.

The Company intends to develop both its retail and wholesale business by expanding its current operations and by acquiring additional value-enhancing assets. On April 18, 2006, PNMR’s wholly owned subsidiary, Altura, purchased Twin Oaks, a 305 MW coal-fired power plant located 150 miles south of Dallas, Texas, from subsidiaries of Sempra for $480.0 million in cash. The Twin Oaks purchase agreement also includes the development rights for a possible 600 MW expansion of the plant. The necessary permits for the expansion are being obtained, which are expected in 2007. An additional $2.5 million payment will be made to the seller upon the issuance of an air permit for the expansion and an additional $2.5 million will be paid if and when Altura begins construction of the expansion. PNMR has not made a decision regarding the Twin Oaks expansion, but it is considering a variety of options, including self development or sale to a third party.

Proposed Energy Company.

The Company and Cascade have agreed to create a new unregulated energy company that will serve expanding U.S. markets throughout the Southwest, Texas and the West.  Under the terms of the agreement, the Company and a wholly owned subsidiary of Cascade each will have a 50 percent ownership interest in the new limited liability company, which temporarily will be named EnergyCo. Cascade is the private investment vehicle for Bill Gates, the founder of Microsoft, and is the Company’s second-largest shareholder. There are a number of conditions that must be met prior to the formation of EnergyCo related to such matters as initial acquisition of assets, accounting treatment and other conditions associated with starting business activities.

The Company’s unregulated strategy is focused on some of the nation’s growing power markets. By combining Cascade’s financial resources and the Company’s operating expertise, the Company intends to capitalize on the growth opportunities in these markets through its participation and ownership in EnergyCo, without the Company assuming additional debt. In particular, it is anticipated that Cascade will commit capital for the acquisition of assets and will make significant credit guarantees to increase EnergyCo’s scale in its three anticipated business lines:

•	Competitive retail electricity sales;
•	Operation and ownership of diverse generation assets; and
•	Wholesale marketing and trading to optimize its assets.

In addition to purchasing energy-related assets, EnergyCo could grow by the Company contributing existing unregulated assets and the Cascade entity, in turn, matching those contributions with cash. This would enable the Company to better separate its regulated utility operations from its unregulated generation assets and businesses. The separation of regulated and unregulated operations also would increase transparency and reduce complexity in the Company’s business segments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TNMP Asset Transfer to PNM

As previously reported, in 2005, the NMPRC approved a stipulation in connection with the acquisition of TNP, which called for the integration of TNMP's New Mexico assets into PNM effective January 1, 2007.  On August 8, 2006, PNMR, PNM, TNMP and TNP filed an application with FERC requesting necessary approvals under the Federal Power Act for the transfer of TNMP's New Mexico and Arizona assets to PNM effective January 1, 2007.  The FERC issued its order on October 20, 2006 approving the application as filed.

First Choice Power Retail LP

A new subsidiary of the Company has been formed, First Choice Power Retail LP, for the purpose of conducting business as a retail electric provider in Texas. It is anticipated that a filing will be made with the PUCT in November 2006 to request regulatory approval for the new entity to do business as a retail electric provider.

Luna Plant

Also in April 2006, construction of Luna, a combined-cycle power plant near Deming, New Mexico was completed and the plant became operational. PNM owns one-third of the plant and managed the construction project. Luna is operating as a PNM merchant facility and PNM's 190 MW share of its power is being sold into the wholesale market.

Biomass Project

PNM reached agreement in July 2006 with an unaffiliated supplier to purchase up to 32 MW of renewable power and energy from a biomass-fueled generating plant to be constructed in New Mexico.  The contract for purchasing power extends for 20 years.  Biomass fuel consists of resources such as agricultural waste, woody vegetation and small diameter timber.  The agreement is subject to approval by the NMPRC.

Las Vegas Generating Plant

PNM owns 18 MW of generation capacity at Las Vegas Generating Station in Las Vegas, New Mexico. PNM filed with the NMPRC for approval to close the Las Vegas Generating Station in 2006. PNM was seeking Commission approval to abandon and decommission the Las Vegas Generating Station facilities for eventual sale or salvage of its components upon the best available terms. On October 30, 2006, PNM, the NMPRC Staff, the NMED and other parties entered into and filed with the NMPRC an unopposed stipulation. The stipulation provides that the Las Vegas Generating Station facilities will remain in service until such time that the NMPRC allows abandonment and decertification of the facilities. PNM committed to file no later than June 1, 2011 an application for the abandonment and decertification of the Las Vegas Generating Station facilities seeking an effective date of June 1, 2012 for the abandonment. The signatories agreed to support or not to oppose PNM's application.

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

RESULTS OF OPERATIONS - PNMR

THREE MONTHS ENDED SEPTEMBER 30, 2006
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

PNMR’s net earnings for the three months ended September 30, 2006 were $43.8 million, or $0.62 per diluted share of common stock, compared to $28.5 million or $0.41 per diluted share of common stock for the three months ended September 30, 2005. The Company experienced higher earnings largely due to the acquisition of Twin Oaks, which occurred in April 2006. Earnings also increased due to higher wholesale margins driven by increased base-load plant availability for the quarter, the addition of Luna generation, and the growth of long-term contracts. Earnings were negatively impacted by a New Mexico rate reduction at TNMP, the last phase of an agreed upon 2003 electric rate reduction at PNM which went into effect September 2005, and charges for financing. The Company expects to request an increase in current PNM electric rates, to become effective January 1, 2008.

As noted above, the following discussion is based on the segment methodology that management uses for making operating decisions and assessing performance of its various business activities. In addition, adjustments related to EITF 03-11 are excluded from the Wholesale segment and are instead included in the Corporate and Other segment. This accounting pronouncement requires a net presentation of realized gains and losses for certain non-trading derivatives. Management evaluates Wholesale on a gross presentation basis due to its predominantly net-asset-backed marketing strategy and the importance it places on PNM’s ability to repurchase and remarket previously sold capacity. The other segments are not affected by EITF 03-11.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Corporate costs, income taxes and non-operating items are discussed on a consolidated basis for PNMR and are in conformity with the presentation in PNMR’s Condensed Consolidated Financial Statements.

Regulated Operations

PNM Electric

The table below sets forth the operating results for PNM Electric:

	Three Months Ended
	September 30,
	2006	2005	Variance
	(In thousands)
Operating revenues	$161,715	$162,945	$(1,230)
Less: Cost of energy	55,271	57,958	(2,687)
Intersegment energy transfer	(5,861)	(7,205)	1,344
Gross margin	112,305	112,192	113
Energy production costs	28,403	28,563	(160)
Transmission and distribution O&M	8,599	8,340	259
Customer related expense	3,776	5,553	(1,777)
Administrative and general	1,699	1,347	352
Total non-fuel O&M	42,477	43,803	(1,326)
Corporate allocation	18,852	18,120	732
Depreciation and amortization	15,241	17,276	(2,035)
Taxes other than income taxes	5,154	5,027	127
Income taxes	8,529	7,796	733
Total non-fuel operating expenses	90,253	92,022	(1,769)
Operating income	$22,052	$20,170	$1,882

The following table shows electric revenues by customer class and average customers:

PNM Electric Revenues

	Three Months Ended
	September 30,
	2006	2005	Variance
	(In thousands, except customers)
Residential	$60,784	$61,580	$(796)
Commercial	70,924	73,090	(2,166)
Industrial	16,741	16,054	687
Transmission	7,675	6,287	1,388
Other	5,591	5,934	(343)
	$161,715	$162,945	$(1,230)

Average customers	431,648	419,195	12,453

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows electric sales by customer class:

PNM Electric Sales

	Three Months Ended
	September 30,
	2006	2005	Variance
	(Megawatt hours)
Residential	756,397	754,103	2,294
Commercial	1,008,856	1,022,049	(13,193)
Industrial	353,404	333,781	19,623
Other	71,810	81,480	(9,670)
	2,190,467	2,191,413	(946)

Operating revenues decreased $1.2 million, or 0.8% for the three months ended September 30, 2006 compared to the same period of 2005. Retail electricity sales remained relatively unchanged in the third quarter of 2006 compared to the same period in 2005. Customer growth was 3.0% quarter over quarter. Customer load growth, when normalized for the impact of weather, increased revenues by $4.3 million. In addition, increased transmission revenues, primarily from point-to-point customers, increased revenues $1.4 million. These revenue increases were partially offset by lower usage due to milder weather, which decreased revenues by $4.3 million and a decrease in revenues of $2.7 million due to a 2.5% rate reduction that was effective beginning September 2005.

The gross margin or operating revenues minus cost of energy sold and intersegment energy transfer, increased $0.1 million, or 0.1%, for the three months ended September 30, 2006 due to improved plant performance, increased transmission income and increased load growth. These increases were almost completely offset by a rate decrease, milder weather, base-load generation price increases and a transformer outage.

Total non-fuel O&M expenses decreased $1.3 million, or 3.0%, for the three months ended September 30, 2006 compared to the same period of 2005. Energy production costs decreased $0.2 million, or 0.6%. Reduced plant outages at SJGS decreased expenses $0.5 million. These decreases were partially offset by plant outage costs at PVNGS which increased expenses $0.3 million in the third quarter of 2006. Transmission and distribution O&M expenses increased $0.3 million or 3.1% primarily due to increased maintenance costs for outage restoration and reliability purposes. Customer related expenses decreased $1.8 million or 32.0% primarily related to $0.9 million in marketing consulting service costs incurred in 2005 and $0.6 million of costs charged at the corporate level and allocated through the corporate allocation in 2006 which were charged directly to the business unit in 2005. Administrative and general expenses increased $0.4 million due to $0.6 million in cost adjustments, which were charged directly to the business unit in 2006, but were charged at the corporate level and allocated through the corporate allocation in 2005 and the write off of fiber optic study costs of $0.3 million. These costs were partially reduced by higher capitalized costs of $0.4 million for increased construction activity

Depreciation and amortization decreased $2.0 million, or 11.8%, primarily due to an increase in the estimated useful life at SJGS, Lordsburg and Afton as well as certain fully depreciated assets at Four Corners.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TNMP Electric

The table below sets forth the operating results for TNMP Electric:

	Three Months Ended
	September 30,
	2006	2005	Variance
	(In thousands)
Operating revenues	$70,241	$71,441	$(1,200)
Less: Cost of energy	27,987	25,764	2,223
Gross margin	42,254	45,677	(3,423)
Transmission and distribution O&M	4,864	5,671	(807)
Customer related expense	1,165	1,433	(268)
Administrative and general	1,179	522	657
Total non-fuel O&M	7,208	7,626	(418)
Corporate allocation	6,847	3,735	3,112
Depreciation and amortization	7,899	7,814	85
Taxes other than income taxes	6,822	6,597	225
Income taxes	1,974	4,519	(2,545)
Total non-fuel operating expenses	30,750	30,291	459
Operating income	$11,504	$15,386	$(3,882)

The following table shows electric revenues by customer class and average customers:

TNMP Electric Revenues

	Three Months Ended
	September 30,
	2006	2005	Variance
	(In thousands, except customers)
Residential	$28,840	$28,476	$364
Commercial	25,245	23,629	1,616
Industrial	6,412	10,517	(4,105)
Other	9,744	8,819	925
	$70,241	$71,441	$(1,200)

Average customers*	263,785	259,168	4,617

* Under TECA, customers of TNMP Electric in Texas have the ability to choose First Choice or any other REP to provide energy. However, TNMP Electric delivers energy to customers within its service area regardless of the REP chosen. Therefore, TNMP Electric earns revenue for the delivery of energy to First Choice and First Choice earns revenue on the usage of that energy by its customers. The average customers reported above include 143,535 and 155,679 customers of TNMP Electric at September 30, 2006 and 2005, respectively, who have chosen First Choice as their REP. These TNMP Electric customers are also included below in the First Choice segment. For PNMR consolidated reporting purposes, these customers are included only once in the consolidated customer count.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows electric sales by customer class:

TNMP Electric Sales *

	Three Months Ended
	September 30,
	2006	2005	Variance
	(Megawatt hours)
Residential	921,839	949,410	(27,571)
Commercial	829,140	680,276	148,864
Industrial	454,435	515,243	(60,808)
Other	32,634	33,332	(698)
	2,238,048	2,178,261	59,787

* The MWhs reported above include 726,003 and 844,759 MWhs used by customers of TNMP Electric at September 30, 2006 and 2005, respectively, who have chosen First Choice as their REP. The 2005 comparative MWhs have been changed to include unbilled as well as billed MWhs for comparability with 2006 numbers. These MWhs are also included below in the First Choice segment.

Revenues decreased $1.2 million or 1.7% primarily due to $3.2 million in rate reductions in New Mexico and reduced usage due to milder weather. This was partially offset due to a $1.8 million increase in sales to a major industrial customer in New Mexico.

Gross margin decreased $3.4 million, or 7.5% primarily due to the rate reduction discussed above.

Non-Fuel O&M decreased $0.4 million or 5.5% due to a $0.5 million decrease in labor for utility operations and a $0.4 million in costs that were charged at the corporate level and allocated through the corporate allocation in 2006 and were charged directly to the business unit in 2005. These decreases were partially offset by $0.5 million in billings for jointly owned transmission lines.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PNM Gas

The table below sets forth the operating results for PNM Gas:

	Three Months Ended
	September 30,
	2006	2005	Variance
	(In thousands)
Operating revenues	$69,246	$78,687	$(9,441)
Less: Cost of energy	43,889	53,512	(9,623)
Gross margin	25,357	25,175	182
Energy production costs	494	630	(136)
Transmission and distribution O&M	6,260	7,254	(994)
Customer related expense	4,461	5,183	(722)
Administrative and general	1,312	408	904
Total non-fuel O&M	12,527	13,475	(948)
Corporate allocation	11,037	10,405	632
Depreciation and amortization	6,007	5,630	377
Taxes other than income taxes	1,982	1,998	(16)
Income taxes	(3,686)	(3,635)	(51)
Total non-fuel operating expenses	27,867	27,873	(6)
Operating income/(loss)	$(2,510)	$(2,698)	$188

The following table shows gas revenues by customer and average customers:

PNM Gas Revenues

	Three Months Ended
	September 30,
	2006	2005	Variance
	(In thousands, except customers)
Residential	$34,552	$34,202	$350
Commercial	12,284	12,232	52
Industrial	968	598	370
Transportation*	2,650	3,076	(426)
Other	18,792	28,579	(9,787)
	$69,246	$78,687	$(9,441)

Average customers	481,125	469,947	11,178

*Customer-owned gas.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows gas throughput by customer class:

PNM Gas Throughput

	Three Months Ended
	September 30,
	2006	2005	Variance
	(Thousands of decatherms)
Residential	2,450	2,266	184
Commercial	1,320	1,230	90
Industrial	128	82	46
Transportation*	8,769	10,334	(1,565)
Other	2,328	2,849	(521)
	14,995	16,761	(1,766)

*Customer-owned gas.

PNM Gas purchases natural gas in the open market and resells it at no profit to its sales-service customers. As a result, increases or decreases in gas revenues driven by gas costs do not impact the consolidated gross margin or earnings of PNM Gas. Operating revenues decreased $9.4 million, or 12.0%, for the three months ended September 30, 2006, compared to the same period of 2005. Reduced off-system sales transactions resulting from a lack of market activity decreased revenues $9.2 million and decreased usage due to customer conservation decreased revenues $0.6 million. These decreases were partially offset by growth of $1.1 million. Total gas sales volumes decreased 10.5% and customer growth increased 2.4% quarter over quarter.

The gross margin, or operating revenues minus cost of energy sold, remained static for the three months ended September 30, 2006 compared to the same period of 2005. Customer growth accounted for an increase in gross margin of $1.1 million, which was partially offset by $0.6 million reduction attributable to increased customer conservation. The lack of market activity related to off-system sales further reduced the gross margin by $0.4 million.

Total non-fuel O&M expenses decreased $0.9 million, or 7.0%, for the three months ended September 30, 2006 compared to the same period of 2005. Administrative and general expenses accounted for an increase of $0.9 million, customer related expenses decreased $0.7 million, and transmission and distribution O&M expenses decreased $1.0 million primarily due to a reduction in labors costs, which were charged to the business segments in 2005 but were recorded at the corporate level (and allocated through the corporate allocation) in 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unregulated Operations

Wholesale

The table below sets forth the operating results for Wholesale:

	Three Months Ended
	September 30,
	2006	2005	Variance
	(In thousands)
Operating revenues	$204,701	$179,855	$24,846
Less: Cost of energy	135,986	156,024	(20,038)
Intersegment energy transfer	5,861	7,205	(1,344)
Gross margin	62,854	16,626	46,228
Energy production costs	9,558	7,335	2,223
Transmission O&M	26	15	11
Customer related expense	88	334	(246)
Administrative and general	1,632	1,813	(181)
Total non-fuel O&M	11,304	9,497	1,807
Corporate allocation	2,150	1,213	937
Depreciation and amortization	7,894	3,667	4,227
Taxes other than income taxes	1,696	888	808
Income taxes	10,920	(1,034)	11,954
Total non-fuel operating expenses	33,964	14,231	19,733
Operating income	$28,890	$2,395	$26,495

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows revenues by customer class:

Wholesale Revenues

	Three Months Ended
	September 30,
	2006	2005	Variance
	(In thousands)
Long-term contracts	$91,417	$39,866	$51,551
Short-term sales	113,284	139,989	(26,705)
	$204,701	$179,855	$24,846

The following table shows sales by customer class:

Wholesale Sales

	Three Months Ended
	September 30,
	2006	2005	Variance
	(Megawatt hours)
Long-term contracts	1,318,996	651,178	667,818
Short-term sales	1,719,059	2,300,775	(581,716)
	3,038,055	2,951,953	86,102

Operating revenues increased $24.8 million, or 13.8%, for the three months ended September 30, 2006, compared to the same period of 2005. The acquisition of Twin Oaks increased revenue by $51.8 million of which $19.7 million related to an existing power agreement and $31.8 million for the amortization of the fair value of a sales contract existing as of the date of the acquisition (see Note 2). These increases were primarily offset by the decrease in short-term sales of $26.7 million due to fewer market transactions. Wholesale reported consistent MWh sales for third quarter of 2006 compared to the same period 2005 with 3.0 million MWhs of electricity.

The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, increased $46.2 million for the three months ended September 30, 2006 compared to the same period of 2005. The long-term sales margin increased $33.9 million for the three months ended September 30, 2006, compared to the same period of 2005, due to the acquisition of Twin Oaks, which increased margin $37.6 million. In addition, growth of PNM long-term contracts increased margin by $1.0 million for the period. Short-term margin increased $12.3 million due to an increase in market spreads resulting from increased base-load plant availability and the addition of Luna generation. PNM Wholesale's mark-to-market position increased $1.9 million in the third quarter of 2006, from a $1.2 million loss for the same period in 2005.

Total non-fuel O&M expenses increased $1.8 million, or 19.0%, for the three months ended September 30, 2006. Energy production costs increased $2.2 million, or 30.3%, primarily due to the addition of Twin Oaks costs of $2.5 million, which the Company did not have in 2005 and the addition of Luna costs of $0.4 million. These increases were partially offset by higher capitalized costs at Palo Verde, which decreased production expenses in 2006.

Depreciation and amortization increased $4.2 million for the three months ended September 30, 2006 primarily due to the addition of Twin Oaks, which increased expense $4.5 million. The addition of Luna accounted for another $0.8 million increase in depreciation expenses. This was partially offset by changes in the depreciation rates at the SJGS, Afton, and Lordsburg plants, as well as a change in allocation at Afton, which decreased expense $1.2 million. Taxes other than income increased $0.8 million primarily due to the addition of Twin Oaks.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Choice

The table below sets forth the operating results for First Choice:

	Three Months Ended
	September 30,
	2006	2005	Variance
	(In thousands)
Operating revenues	$186,972	$155,479	$31,493
Less: Cost of energy	146,337	120,751	25,586
Gross margin	40,635	34,728	5,907
Customer related expense	3,785	1,672	2,113
Administrative and general	9,022	4,647	4,375
Total non-fuel O&M	12,807	6,319	6,488
Corporate allocation	2,962	3,658	(696)
Depreciation and amortization	510	480	30
Taxes other than income taxes	1,538	1,822	(284)
Income taxes	8,065	7,826	239
Total non-fuel operating expenses	25,882	20,105	5,777
Operating income	$14,753	$14,623	$130

The following table shows electric revenues by customer class and actual customers:

First Choice Electric Revenues

	Three Months Ended
	September 30,
	2006	2005	Variance
	(In thousands, except customers)
Residential	$119,096	$102,013	$17,083
Mass-market	23,189	25,208	(2,019)
Mid-market	36,628	21,980	14,648
Other	8,059	6,278	1,781
	$186,972	$155,479	$31,493

Actual customers*	233,941	214,009	19,932

*
Due to the competitive nature of First Choice’s business, actual customer count at September 30 is presented in the table above as a more representative business indicator. First Choice had 228,362 average customers and 215,376 average customers for the three months ended September 30, 2006 and 2005, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows electric sales by customer class:

First Choice Electric Sales*

	Three Months Ended
	September 30,
	2006	2005	Variance
	(Megawatt hours)
Residential	847,290	846,683	607
Mass-market	157,633	205,183	(47,550)
Mid-market	337,868	236,604	101,264
Other	12,644	13,565	(921)
	1,355,435	1,302,035	53,400

*	See note above in the TNMP Electric segment discussion about the impact of TECA.

Revenues increased $31.5 million, or 20.3%, for the three month period ending September 30, 2006 as compared to the same period for 2005. The increase was mainly due to customer growth and increased sales prices, due in part to the delay in the price-to-beat rate reset. In addition, a $0.6 million increase in gains on trading activity contributed to the increase in revenues. These increases were partially offset by decreases in usage due to milder weather.

Gross margin increased $5.9 million, or 17.0%, for the three month period ending September 30, 2006 as compared to the same period for 2005. Margin increased primarily due to increased sales prices and customer growth discussed above which were partially offset by a $25.6 million increase in costs of energy driven by higher purchased power prices and costs to serve the increased load.

Non-Fuel O&M increased by $6.5 million. Customer related expense increased $2.1 million due to higher bad debt expense. Administrative and general expense increased $4.4 million due to $2.4 million of outsourcing costs of customer service operations and $2.0 million increased in costs that were charged as direct costs to the business segments in 2006 but were recorded at the corporate level and allocated through the corporation allocation in 2005.

Corporate and Other

Corporate Administrative and General Expenses

Corporate administrative and general expenses, which represent costs that are driven primarily by corporate-level activities, are allocated to the business segments and are presented in the corporate allocation line item in the segment statements. These costs increased $3.8 million, or 10.1%, to $41.5 million for the three months ended September 30, 2006 compared to the same period of 2005. This increase was primarily due to a $3.9 million increase in wages and benefit costs due to additional employees providing corporate services and increases in projected payout of employee incentive programs. Legal, consulting expenses and other outside service agreements increased $1.1 million for routine business matters. Stock-based compensation expense increased $0.9 million, primarily due to the adoption of SFAS 123R (see Note 6). These increases were partially offset by a decrease of $2.7 million of acquisition related costs.

Depreciation Expense

Corporate and other depreciation expense increased $0.4 million, or 18.4%, to $2.3 million, primarily due to an increase in the asset basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Taxes Other Than Income

Corporate and other taxes other than income increased $0.3 million, or 39.9%, to $1.2 million primarily due to an increase in payroll taxes resulting from a transfer of employees to Corporate and, increased wages related to stock-based compensation.

PNMR Consolidated

Other Income and Deductions

Other income decreased $4.2 million and other deductions decreased by $4.8 million for a net increase in other income and deductions of $0.6 million when compared with the prior year quarter. This increase was driven by a $3.6 million loss recorded in 2005 on the Wood River investment, offset in part by a $1.7 million gain recorded in the prior year related to an interest rate swap. In addition, the Company recorded $1.4 million less in returns on investments this quarter.

Interest income decreased $0.9 million, or 8.0%, for the three months ended September 30, 2006 due primarily to reduced interest income on investments.

Interest Charges

PNMR’s consolidated interest charges increased by $11.5 million for the three months ended September 30, 2006, compared to the same period of 2005 due to $8.2 million of interest charges related to the bridge loan associated with the Altura purchase of Twin Oaks, which occurred on April 18, 2006, interest and refinancing costs of $1.3 million related to the equity-linked units issued in October of 2005, $1.0 million of interest relating to pollution control bond refinancing, $0.9 million of interest charges related to rate increases on PNMR swaps and $0.5 million of interest charges related to commercial paper borrowings. These increased charges were partially offset by $0.4 million for TNMP debt retirement in connection with the purchase of TNMP in June 2005 and reductions in interest on PNMR’s outstanding lines of credit and higher capitalized interest costs of $0.4 million in connection with capital construction projects.

Income Taxes

PNMR’s consolidated income tax expense was $24.8 million for the three months ended September 30, 2006, compared to $15.9 million for the same period of 2005. PNMR’s effective operating income tax rates for the three months ended September 30, 2006 and 2005 were 36.4% and 35.4%, respectively. PNMR’s effective non-operating income tax rates for the three months ended September 30, 2006 and 2005 were 34.3% and 35.5%, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - PNMR

NINE MONTHS ENDED SEPTEMBER 30, 2006
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

PNMR’s net earnings for the nine months ended September 30, 2006 were $86.5 million, or $1.24 per diluted share of common stock, compared to $60.5 million or $0.92 per diluted share of common stock for the nine months ended September 30, 2005 largely due to First Choice operations, which PNMR did not have until the TNP acquisition in June 2005, and the acquisition of Twin Oaks. Additional increases include increases in Wholesale margins largely due to first quarter forward sales that were partially offset by below normal levels of plant performance as a result of unexpected plant outages at PVNGS, which reduced the amount electricity PNM sold in the wholesale market and forced PNM to purchase power to meet jurisdictional and contractual wholesale needs. Also affecting PNMR’s earnings was the last phase of an agreed upon 2003 electric rate reduction at PNM which went into effect September 2005, charges for financing, reduced natural gas consumption, and a New Mexico rate reduction at TNMP.

As noted above, the following discussion is based on the segment methodology that management uses for making operating decisions and assessing performance of its various business activities. In addition, adjustments related to EITF 03-11 are excluded from the Wholesale segment and are instead included in the Corporate and Other segment. This accounting pronouncement requires a net presentation of realized gains and losses for certain non-trading derivatives. Management evaluates Wholesale on a gross presentation basis due to its predominantly net-asset-backed marketing strategy and the importance it places on PNM’s ability to repurchase and remarket previously sold capacity. The other segments are not affected by EITF 03-11.

Corporate costs, income taxes and non-operating items are discussed on a consolidated basis for PNMR and are in conformity with the presentation in PNMR’s Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Regulated Operations

PNM Electric

The table below sets forth the operating results for PNM Electric:

	Nine Months Ended
	September 30,
	2006	2005	Variance
	(In thousands)
Operating revenues	$446,829	$435,908	$10,921
Less: Cost of energy	144,053	150,359	(6,306)
Intersegment energy transfer	(2,515)	(24,740)	22,225
Gross margin	305,291	310,289	(4,998)
Energy production costs	88,520	88,844	(324)
Transmission and distribution O&M	24,967	22,965	2,002
Customer related expense	11,734	14,253	(2,519)
Administrative and general	3,336	6,637	(3,301)
Total non-fuel O&M	128,557	132,699	(4,142)
Corporate allocation	55,015	48,329	6,686
Depreciation and amortization	44,529	52,329	(7,800)
Taxes other than income taxes	16,629	15,045	1,584
Income taxes	13,453	14,450	(997)
Total non-fuel operating expenses	258,183	262,852	(4,669)
Operating income	$47,108	$47,437	$(329)

The following table shows electric revenues by customer class and average customers:

PNM Electric Revenues

	Nine Months Ended
	September 30,
	2006	2005	Variance
	(In thousands, except customers)
Residential	$168,138	$165,638	$2,500
Commercial	193,575	192,979	596
Industrial	47,070	46,597	473
Transmission	21,913	15,325	6,588
Other	16,133	15,369	764
	$446,829	$435,908	$10,921

Average customers	428,731	416,417	12,314

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows electric sales by customer class:

PNM Electric Sales

	Nine Months Ended
	September 30,
	2006	2005	Variance
	(Megawatt hours)
Residential	2,092,291	2,014,615	77,676
Commercial	2,741,777	2,661,667	80,110
Industrial	999,991	967,269	32,722
Other	198,231	195,496	2,735
	6,032,290	5,839,047	193,243

Operating revenues increased $10.9 million, or 2.5%, for the nine months ended September 30, 2006 compared to the same period of 2005. Retail electricity sales increased 3.3% to 6.0 million MWhs in the first nine months of 2006 compared to 5.8 million MWhs for the same period in 2005. Customer growth was 3.0% year over year. Customer load growth, when normalized for the impact of weather, increased revenues by $16.0 million. In addition, increased transmission revenues, primarily from point-to-point customers, increased revenues $6.6 million. These revenue increases were partially offset by a decrease in revenues of $9.6 million due to a 2.5% rate reduction which was effective beginning September 2005 and lower usage due to milder weather decreased revenues $2.8 million.

The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, decreased $5.0 million, or 1.6%, for the nine months ended September 30, 2006 primarily due to the reduction of power plant availability and the rate decrease discussed above. Plant outages at PVNGS during the year created an increase in purchased power requirements to serve load. The decrease in gross margin was also partially offset by retail load growth.

Total non-fuel O&M expenses decreased $4.1 million, or 3.1%, for the nine months ended September 30, 2006 compared to the same period of 2005. Energy production costs were down $0.3 million primarily due to increased outage costs of $2.2 million at PVNGS, which were more than offset by decreased plant outage costs at Reeves, Four Corners and San Juan. In addition, a new water sharing agreement at SJGS, which started in January 2006, increased energy production costs by $0.8 million. Transmission and distribution O&M expenses increased $2.0 million, or 8.7%, primarily due to increased maintenance costs for outage restoration and reliability purposes. Customer related expenses decreased $2.5 million, or 17.7%, primarily due to costs that were charged to the business unit in 2005 but were recorded at the corporate level and allocated through the corporate allocation in 2006 and reductions in consulting costs in 2006. Administrative and general expenses decreased $3.3 million, or 49.7%, due to higher capitalized costs of $0.9 million due to increased construction activity, lower legal and consulting costs of $1.7 million related to routine business matters, a $0.4 million reduction in pension and benefit costs at PVNGS and $0.4 due to a transfer of employees to corporate.

Depreciation and amortization decreased $7.8 million, or 14.9%, primarily due to an increase in the estimated useful life at SJGS, partially offset by asset additions placed in service during 2005. Taxes other than income increased $1.6 million, or 10.5%, due to a general increase in property taxes from various taxing authorities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TNMP Electric

PNMR acquired TNP, the parent of TNMP, on June 6, 2005, and results in this section are presented from the acquisition date.

The table below sets forth the operating results for TNMP Electric:

	Nine Months Ended	For the Period June 6 -
	September 30,	September 30,
	2006	2005
	(In thousands)
Operating revenues	$194,382	$90,676
Less: Cost of energy	77,810	32,466
Gross margin	116,572	58,210
Transmission and distribution O&M	14,976	6,821
Customer related expense	3,765	1,735
Administrative and general	1,463	810
Total non-fuel O&M	20,204	9,366
Corporate allocation	24,861	5,196
Depreciation and amortization	23,462	9,899
Taxes other than income taxes	18,301	8,482
Income taxes	2,540	5,694
Total non-fuel operating expenses	89,368	38,637
Operating income	$27,204	$19,573

The following table shows electric revenues by customer class and average customers:

TNMP Electric Revenues

	Nine Months Ended	For the period June 6 -
	September 30,	September 30,
	2006	2005
	(In thousands, except customers)
Residential	$68,771	$36,333
Commercial	68,752	30,151
Industrial	28,052	13,124
Other	28,807	11,068
	$194,382	$90,676

Average customers*	262,330	258,939

* Under TECA, customers of TNMP Electric in Texas have the ability to choose First Choice or any other REP to provide energy. However, TNMP Electric delivers energy to customers within its service area regardless of the REP chosen. Therefore, TNMP Electric earns revenue for the delivery of energy to First Choice and First Choice earns revenue on the usage of that energy by its customers. The average customers reported above include 146,366 and 156,213 customers of TNMP Electric at September 30, 2006 and 2005, respectively, who have chosen First Choice as their REP. These TNMP Electric customers are also included below in the First Choice segment. For PNMR consolidated reporting purposes, these customers are included only once in the consolidated customer count.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows electric sales by customer class:

TNMP Electric Sales *

	Nine Months Ended	For the period June 6 -
	September 30,	September 30,
	2006**	2005
	(Megawatt hours)
Residential	2,158,818	1,224,681
Commercial	2,148,024	870,043
Industrial	1,409,957	660,034
Other	93,349	41,922
	5,810,148	2,796,680

* The MWhs reported above include 1,835,969 and 1,102,529 MWhs used by customers of TNMP Electric at September 30, 2006 and 2005, respectively, who have chosen First Choice as their REP. The 2005 comparative MWhs has been changed to include unbilled as well as billed MWhs for comparability with 2006 numbers. These MWhs are also included below in the First Choice segment.

** Energy sales previously furnished in the Quarterly Report on Form 10-Q for the six months ended June 30, 2006 reflected MWhs recorded in error for certain manually billed customers. The nine months ended September 30, 2006 reported above includes a correcting reduction of 191,874 MWhs.

TNMP Electric’s gross margin was $116.6 million for the nine months ended September 30, 2006. The significant factors that impacted gross margin include a decrease in revenues due to rate reductions in both Texas and New Mexico, milder weather and increased transmission costs. These decreases were partially offset by customer growth year over year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PNM Gas

The table below sets forth the operating results for PNM Gas:

	Nine Months Ended
	September 30,
	2006	2005	Variance
	(In thousands)
Operating revenues	$345,732	$326,357	$19,375
Less: Cost of energy	243,748	221,239	22,509
Gross margin	101,984	105,118	(3,134)
Energy production costs	1,597	1,827	(230)
Transmission and distribution O&M	20,114	20,621	(507)
Customer related expense	12,608	14,496	(1,888)
Administrative and general	2,580	2,969	(389)
Total non-fuel O&M	36,899	39,913	(3,014)
Corporate allocation	33,351	28,286	5,065
Depreciation and amortization	17,921	16,802	1,119
Taxes other than income taxes	6,267	6,004	263
Income taxes	(656)	2,152	(2,808)
Total non-fuel operating expenses	93,782	93,157	625
Operating income	$8,202	$11,961	$(3,759)

The following table shows gas revenues by customer class and average customers:

PNM Gas Revenues

	Nine Months Ended
	September 30,
	2006	2005	Variance
	(In thousands, except customers)
Residential	$214,703	$185,821	$28,882
Commercial	69,668	57,581	12,087
Industrial	3,219	1,523	1,696
Transportation*	10,136	10,193	(57)
Other	48,006	71,239	(23,233)
	$345,732	$326,357	$19,375

Average customers	480,761	470,026	10,735

*Customer-owned gas.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows gas throughput by customer class:

PNM Gas Throughput

	Nine Months Ended
	September 30,
	2006	2005	Variance
	(Thousands of decatherms)
Residential	17,470	18,970	(1,500)
Commercial	6,877	7,115	(238)
Industrial	395	212	183
Transportation*	29,171	27,586	1,585
Other	5,395	8,834	(3,439)
	59,308	62,717	(3,409)

*Customer-owned gas.

PNM Gas purchases natural gas in the open market and resells it at no profit to its sales-service customers. As a result, increases or decreases in gas revenues driven by gas costs do not impact the consolidated gross margin or earnings of PNM Gas. Operating revenues increased $19.4 million, or 5.9%, for the nine months ended September 30, 2006, compared to the same period of 2005. Increased gas prices in 2006 resulted in an increase in revenues of $45.6 million with an additional $5.2 million attributable to customer growth. These increases were partially offset by $23.2 million of reduced off-system sales transactions resulting from a lack of market activity, $0.6 million of decreased usage due to customer conservation and $1.5 million of decreased usage due to milder weather. As a result of the customer conservation and milder weather in 2006, sales volumes decreased 5.4%. Customer growth increased 2.3% year over year.

The gross margin, or operating revenues minus cost of energy sold, decreased $3.1 million, or 3.0%, for the nine months ended September 30, 2006 compared to the same period of 2005. Reduced customer usage resulting from customer conservation caused gross margin to decrease $6.5 million and milder weather reduced margin $1.5 million. These decreases were offset by customer growth, as discussed above, which increased margin $5.2 million.

Total non-fuel O&M expenses decreased $3.0 million, or 7.6%, for the nine months ended September 30, 2006 compared to the same period of 2005. Customer related expenses decreased $1.9 million, or 13.0%, principally due to a reduction in labor costs, which were charged to the business segments in 2005 but were recorded at the corporate level (and allocated through the corporate allocation) in 2006. Administrative and general expenses decreased $0.4 million mainly due to higher capitalized costs resulting from an increase in construction activity.

Depreciation and amortization increased $1.1 million, or 6.7%, largely due to asset and software additions placed in service during 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unregulated Operations

Wholesale

The table below sets forth the operating results for Wholesale:

	Nine Months Ended
	September 30,
	2006	2005	Variance
	(In thousands)
Operating revenues	$538,683	$454,141	$84,542
Less: Cost of energy	398,732	364,989	33,743
Intersegment energy transfer	2,515	24,740	(22,225)
Gross margin	137,436	64,412	73,024
Energy production costs	29,694	21,737	7,957
Transmission O&M	76	36	40
Customer related expense	650	716	(66)
Administrative and general	4,926	5,196	(270)
Total non-fuel O&M	35,346	27,685	7,661
Corporate allocation	5,225	3,266	1,959
Depreciation and amortization	18,210	11,695	6,515
Taxes other than income taxes	4,744	2,615	2,129
Income taxes	19,153	2,841	16,312
Total non-fuel operating expenses	82,678	48,102	34,576
Operating income	$54,758	$16,310	$38,448

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows revenues by customer class:

Wholesale Revenues

	Nine Months Ended
	September 30,
	2006	2005	Variance
	(In thousands)
Long-term contracts	$196,575	$115,238	$81,337
Short-term sales	342,108	338,903	3,205
	$538,683	$454,141	$84,542

The following table shows sales by customer class:

Wholesale Sales

	Nine Months Ended
	September 30,
	2006	2005	Variance
	(Megawatt hours)
Long-term contracts	2,999,905	1,940,063	1,059,842
Short-term sales	5,508,962	6,375,214	(866,252)
	8,508,867	8,315,277	193,590

Operating revenues increased $84.5 million, or 18.6%, for the nine months ended September 30, 2006 compared to the same period of 2005. The acquisition of Twin Oaks increased revenue by $84.6 million of which $35.4 million related to an existing power agreement and $48.7 million for the amortization of the fair value of a sales contract existing as of the date of the acquisition (see Note 2). In addition, short-term sales increased by $3.2 million, or 0.9%, resulting from an increase in average short-term sales prices and a decrease in average short-term purchase prices in 2006 compared to 2005. Wholesale sold 8.5 million MWhs of electricity in 2006 compared to 8.3 million MWhs in 2005, an increase of 2.3%.

The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, increased $73.0 million for the nine months ended September 30, 2006, compared to the same period of 2005, primarily due to the acquisition of Twin Oaks, which increased margin $59.2 million. In addition, margin increased due to the forward sale of first quarter 2006 excess resources in September 2005 when market prices were high. When prices fell in early 2006, PNM Wholesale covered the forward sales with lower-priced market purchases and utilized the excess resources to create additional sales opportunities. This strategy resulted in an increase in gross margin of approximately $10.8 million. Margins also increased due to the growth of PNM long-term contracts and the addition of the Luna generation. These increases were offset by an $8.1 million decrease due to reduced base-load plant availability and increased retail load, which reduced the availability of less expensive excess energy for sale in the wholesale market. In addition, the net loss of a customer contract caused a decrease of $1.5 million in gross margin.

Total non-fuel O&M expenses increased $7.7 million, or 27.7%, for the nine months ended September 30, 2006. Energy production costs increased $8.0 million, or 36.6%, due primarily to increased outage costs of $3.4 million at PVNGS and the addition of Twin Oaks costs of $4.1 million and Luna costs of $1.2 million, which the Company did not have in 2005. These increases were partially offset by the write-off of a regulatory liability, which decreased expenses $0.6 million.

Depreciation and amortization increased $6.5 million, or 55.7% for the nine months ended September 30, 2006 primarily due to the addition of Twin Oaks and depreciation expense for assets placed in service during 2005 and 2006, partially offset by changes in the depreciation rates at the San Juan, Afton, and Lordsburg plants. Taxes other than income increased $2.1 million or 81.4% primarily due to the addition of Twin Oaks.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Choice

PNMR acquired TNP on June 6, 2005, and results in this section are presented from the acquisition date.

The table below sets forth the operating results for First Choice:

	Nine Months Ended	For the Period June 6 -
	September 30,	September 30
	2006	2005
	(In thousands)
Operating revenues	$446,962	$198,510
Less: Cost of energy	354,745	154,834
Gross margin	92,217	43,676
Customer related expense	9,773	2,138
Administrative and general	21,078	5,736
Total non-fuel O&M	30,851	7,874
Corporate allocation	10,927	4,788
Depreciation and amortization	1,518	585
Taxes other than income taxes	4,074	2,334
Income taxes	15,728	9,846
Total non-fuel operating expenses	63,098	25,427
Operating income	$29,119	$18,249

The following table shows electric revenues by customer class and actual customers:

First Choice Electric Revenues

	Nine Months Ended	For the Period June 6 -
	September 30,	September 30
	2006	2005
	(In thousands, except customers)
Residential	$267,878	$131,278
Mass-market	65,919	31,823
Mid-market	89,941	27,844
Other	23,224	7,565
	$446,962	$198,510

Actual customers (1, 2)	233,941	214,009

(1)	See note above in the TNMP Electric segment discussion about the impact of TECA.
(2)
Due to the competitive nature of First Choice’s business, actual customer count at September 30 is presented in the table above as a more representative business indicator. First Choice had 218,093 average customers and 215,524 average customers for the nine months ended September 30, 2006 and 2005, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows electric sales by customer class:

First Choice Electric Sales*

	Nine Months	For the period
	Ended September 30,	June 6 - September 30,
	2006	2005
	(Megawatt hours)
Residential	1,911,496	1,093,015
Mass-market	440,422	260,607
Mid-market	823,931	304,024
Other	38,089	16,514
	3,213,938	1,674,160

* See note above in the TNMP Electric segment discussion about the impact of TECA.

First Choice’s gross margin was $92.2 million for the nine months ended September 30, 2006. The significant factors that impacted gross margin include increases in price margins driven by increased competitive and price-to-beat sales prices, customer growth and an increase in mark-to-market gains. These increases were partially offset by reduced usage due to milder weather and higher purchased power prices and the amortization of the fair value of sales and purchase contracts existing at the time of the acquisition. As part of the acquisition of TNP, PNMR determined the fair value of a First Choice contractual obligation to purchase power and an obligation to sell power that are being amortized over the contract lives, or approximately three years. Significant factors in non-fuel O&M were the cost of out sourcing customer service operations and higher bad debt expense.

Corporate and Other

Corporate Administrative and General Expenses

Corporate administrative and general expenses, which represent costs that are driven primarily by corporate-level activities, are allocated to the business segments and are presented in the corporate allocation line item in the segment statements. These costs increased $29.1 million, or 29.1%, to $129.1 million for the nine months ended September 30, 2006 compared to the same period of 2005. This increase was primarily due to $14.8 million in additional expenses for insurance, benefits and corporate support activities for TNP, which PNMR did not incur until the acquisition of TNP in June 2005. Wages and benefit costs increased $11.4 million due to additional employees providing corporate services and increases in the projected payout of employee incentive programs. Stock-based compensation expense increased $6.3 million due to the adoption of SFAS 123R (see Note 6). Legal, consulting expenses and other outside service agreements increased $3.1 million for routine business matters. These increases were partially offset by a decrease of $5.6 million of acquisition related costs.

Depreciation Expense

Corporate and other depreciation expense decreased $3.5 million, or 34.6%, to $6.5 million, primarily due to the write-off of software costs in the second quarter of 2005 offset, in part, by an increase in the asset basis.

Taxes Other Than Income

Corporate and other taxes other than income increased $1.4 million, or 67.4%, to $3.6 million primarily due to an increase in payroll taxes resulting from a transfer of employees to Corporate and increased wages related to stock-based compensation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PNMR Consolidated

Other Income and Deductions

Other income decreased $5.5 million and other deductions decreased by $4.5 million for a net decrease in other income and deductions of $1.0 million for the nine months ended September 30, 2006. This decrease was driven by $2.8 million less income related to investments and income recorded on equity funds used during construction. In addition, a $1.7 million gain was recorded in 2005 for an interest rate swap, offset by a loss recorded in the prior year of $3.6 million on the Wood River investment.

Interest income decreased $2.7 million, or 8.6%, for the nine months ended September 30, 2006 due primarily to $1.7 million of interest earned on the investment of proceeds related to the sale of hybrid income term securities, invested from March 31, 2005 until the TNP acquisition on June 6, 2005, reduced interest income on investments of $1.6 million, offset by increased interest income for First Choice of $0.6 million.

Carrying charges on regulatory assets increased by $3.6 million for the nine months ended September 30, 2006. This represents interest income on TNMP regulatory assets that were not acquired until June 6, 2005.

Interest Charges

PNMR’s consolidated interest charges increased by $40.7 million for the nine months ended September 30, 2006, compared to the same period of 2005, primarily due to $13.9 million of interest charges related to the bridge loan associated with the Altura purchase of Twin Oaks, which occurred on April 18, 2006, $12.7 million of interest charges related to debt from the TNP operations, which PNMR did not incur until the acquisition of TNP in June 2005, interest and refinancing costs of $6.8 million related to the equity-linked units issued in March and October of 2005, $2.1 million of interest charges for pollution control bonds due to increased interest rates, $2.1 million of interest charges related to rate increases on PNMR swaps, and $8.5 million of interest charges related to commercial paper borrowings. These increased charges were partially offset by $2.7 million of interest capitalized in connection with capital construction projects and $2.3 million of TNMP debt retirement in connection with the purchase of TNMP in June 2005.

Income Taxes

PNMR’s consolidated income tax expense was $50.2 million for the nine months ended September 30, 2006, compared to $34.5 million for the same period of 2005. PNMR’s effective operating income tax rates for the nine months ended September 30, 2006 and 2005 were 36.8% and 35.2%, respectively. PNMR’s effective non-operating income tax rates for the nine months ended September 30, 2006 and 2005 were 36.2% and 35.5%, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - PNM

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006
COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

PNM’s segments are PNM Electric, PNM Gas and Wholesale. The PNM Electric and PNM Gas segments are identical to the segments presented above in “Results of Operations” for PNMR. The Wholesale segment reported for PNM does not include Altura (see Note 2 and Note 3).

PNM’s operating revenues decreased by $31.6 million, or 7.8%, for the three months ended September 30, 2006, compared with the same period of 2005. Gross margin increased $9.0 million, or 5.8%, compared with the prior year quarter. The gross margin of the Electric and Gas segments remained static compared to the same period last year, as discussed above. The $8.7 million increase in the PNM Wholesale segment gross margin resulted predominantly from increases in marketing activity due to increased base-load plant availability, the addition of Luna generation and the growth of long-term full requirement contracts.

Total operating expenses decreased $41.0 million, or 10.6%, for the three months ended September 30, 2006, compared with the same period of 2005, of which $40.6 million is a decrease in cost of energy included in gross margin above. Administrative and general expenses decreased $2.6 million mainly driven by $1.7 million of reduced pension costs at base-load plants and $0.4 million of capitalized expenses related to the Afton plant build-out in 2006. Depreciation expenses decreased $2.0 million, resulting from $2.5 million increase due to an increase in the asset base to be depreciated offset by a $3.9 million decrease due to a change in depreciation rates, and $0.7 decrease related to certain fully depreciated assets at Four Corners.

PNM’s consolidated income tax expense was $11.0 million for the three months ended September 30, 2006, compared to $6.4 million for the same period of 2005. PNM’s effective operating tax rates for the three months ended September 30, 2006 and 2005 were 38.4% and 35.9%, respectively. PNM’s effective non-operating income tax rates for the three months ended September 30, 2006 and 2005 were 36.7% and 36.5%, respectively.

PNM’s operating revenues increased $35.5 million, or 3.0%, for the nine months ended September 30, 2006, compared with the same period of 2005. Gross margin increased $5.7 million, or 1.2%, compared with the prior year. These increases were due to a decrease in the Electric segment gross margin of $5.0 million and the Gas segment gross margin of $3.1 million discussed above. These decreases were offset by an increase in the PNM Wholesale segment gross margin of $13.8 million, which increased largely due to increased wholesale marketing activity of $21.9 million, including first quarter forward sales, partially offset by reduced base-load plant performance and increased retail loads, which caused a decrease in energy available to sell in the market.

Total operating expenses increased $25.7 million, or 2.3%, for the nine months ended September 30, 2006, compared with the same period of 2005, due primarily to an increase in cost of energy of $29.9 million. Administrative and general expenses decreased $3.9 million mainly due to a $2.3 million 2005 acquisition related expense to be considered in the next PNM electric case and $1.2 million increase in capitalized costs for construction on generation assets. Depreciation expenses decreased $13.3 million as a result of a write-off of software costs of $4.5 million in the second quarter of 2005, an increase in the estimated useful life at SJGS and certain fully depreciated assets at Four Corners, partially offset by additions to fixed assets.

PNM’s consolidated income tax expense was $32.1 million for the nine months ended September 30, 2006, compared to $27.4 million for the same period of 2005. PNM’s effective operating income tax rates for the nine months ended September 30, 2006 and 2005 were 38.4% and 36.1%, respectively. PNM’s effective non-operating income tax rates for the nine months ended September 30, 2006 and 2005 were 38.2% and 36.9%, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - TNMP

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006
COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

TNMP operates in only one reportable segment, “TNMP Electric.” Results include the effect of purchase accounting on June 6, 2005. Amounts for the period January 1 through June 6, 2005 are pre-acquisition and amounts after June 6, 2005 are post-acquisition. (See Note 1.)

TNMP’s operating revenues decreased $1.2 million, or 1.7%, for the three months ended September 30, 2006, compared with the same period of 2005. Cost of energy sold increased by $2.2 million, or 8.6%, compared with the same period of 2005. Gross margin decreased $3.4 million, or 7.5%, compared with the prior year quarter. The significant factors that impacted gross margin include a decrease in revenues due to rate reductions in New Mexico and a decrease in usage due to milder weather. These decreases were partially offset by a margin increase related to customer growth and an increase in operations of a major industrial customer in New Mexico.

Total operating expenses increased $2.5 million, or 4.5%, for the three months ended September 30, 2006, compared with the same period of 2005, due principally to an increase in cost of energy sold related to customer growth and an increase in operations of a major industrial customer in New Mexico. Distribution costs decreased mainly related to a decrease in labor. Administrative and general expenses increased $3.2 million largely due to increased labor, employee benefits, consulting and insurance expenses allocated to TNMP from PNMR. The increase in administrative and general expense was partially offset by a $2.4 million decrease in operating income tax expenses.

TNMP’s consolidated income tax expense was $2.9 million for the three months ended September 30, 2006, compared to $5.5 million for the same period of 2005. TNMP’s effective operating income tax rates for the three months ended September 30, 2006 and 2005 were 31.9% and 35.6%, respectively. TNMP’s effective non-operating income tax rates for the three months ended September 30, 2006 and 2005 were 34.1% and 38.5%, respectively

TNMP’s operating revenues decreased $9.1 million, or 4.5%, for the nine months ended September 30, 2006, compared with the same period of 2005. Gross margin decreased $10.6 million, or 8.3%, compared with the same period of the prior year. The significant factors that impacted gross margin include a decrease in revenues due to rate reductions in conjunction with the acquisition in both Texas and New Mexico and milder weather resulting in reduced usage. These decreases were partially offset by customer growth.

Total operating expenses increased $4.6 million, or 2.8%, for the nine months ended September 30, 2006, compared with the same period of 2005, due in part to increased costs of energy sold related to customer growth. Administrative and general expenses increased $10.9 million largely due to increased labor, employee benefits, consulting and insurance expenses allocated to TNMP from PNMR. The increase in administrative and general expenses was partially offset by an $8.1 million decrease in operating income tax expenses.

TNMP’s consolidated income tax expense was $5.2 million for the nine months ended September 30, 2006, compared to $11.8 million for the same period of 2005. TNMP’s effective operating income tax rates for the nine months ended September 30, 2006 and 2005 were 31.9% and 35.2%, respectively. TNMP’s effective non-operating income tax rates for the nine months ended September 30, 2006 and 2005 were 36.9% and 38.7%, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of September 30, 2006, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s and TNMP’s Annual Reports on Forms 10-K/A (Amendment No. 2) for the year ended December 31, 2005. The policies disclosed included the accounting for revenue recognition, regulatory assets and liabilities, asset impairment, goodwill and other intangible assets, purchase accounting, pension and postretirement benefits, decommissioning costs and financial instruments. Effective January 1, 2006, the Company adopted SFAS 123R, utilizing the modified prospective approach. See Note 6 for a comprehensive discussion of the accounting for stock-based compensation expense, including a discussion of the assumptions used to estimate the fair market value of awards.

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flow

PNMR

At September 30, 2006, PNMR had cash and short-term investments of $100.9 million compared to $68.2 million in cash and short-term investments at December 31, 2005.

Cash provided by operating activities for the nine months ended September 30, 2006 was $185.7 million compared to $167.1 million for the nine months ended September 30, 2005. PNMR's net earnings for the nine months ended September 30, 2006 excluding non-cash items decreased $12.5 million or 6.8%. This decrease is primarily due to the impacts of PVNGS performance, retail electric rate reductions in the PNM and TNMP service territories and increased interest expense, which was partially offset by nine months of earnings at First Choice and TNMP compared to four months in 2005 and retail load growth. The decrease in cash from net earnings was more than offset by an increase in cash collections of net receivables that were outstanding at the end of 2005. Increased PNM Gas net receivables at year-end caused by higher gas prices and seasonal gas usage were collected during the first part of 2006, along with increased PNM Wholesale net receivables due to increased market prices and forward sales entered into at the end of 2005 that settled in the first quarter of 2006. Additionally, tax payments that were made prior to September 30, 2005 have not yet been made for 2006, resulting in higher cash balances.

Cash used for investing activities for the nine months ended September 30, 2006 was $651.6 million compared to cash used of $81.0 million for the nine months ended September 30, 2005. The increase in cash used for investing activities was due primarily to the purchase of the Twin Oaks business and increased cash expenditures for utility plant additions including construction expenditures for the Luna plant.

Cash provided from financing activities for the nine months ended September 30, 2006 was $498.5 million compared to cash provided from financing activities of $41.4 million for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, PNMR borrowed $480.0 million in short term debt and used the proceeds to acquire the Twin Oaks business. During the nine months ended September 30, 2005, PNMR borrowed $380.0 million in short-term debt, issued equity-linked units for $239.8 million and issued common stock for $101.2 million. A portion of the proceeds from these financing activities was needed for payments related to the acquisition of TNP. During the nine months ended September 30, 2005, PNMR redeemed $224.6 million of TNP preferred stock and repaid $399.6 million of long-term debt related to the acquisition of TNP, which did not recur in 2006.

PNM

At September 30, 2006, PNM had cash and short-term investments of $2.7 million compared to $12.7 million in cash and short-term investments at December 31, 2005.

Cash provided by operating activities for the nine months ended September 30, 2006 was $144.2 million compared to $91.5 million for the nine months ended September 30, 2005.  PNM's net earnings for the nine months ended September 30, 2006 excluding non-cash items decreased $22.8 million or 15.9%. This decrease is primarily due to the impacts of PVNGS performance and the retail electric rate reduction, which was partially offset by retail load growth. The decrease in cash from net earnings was more than offset by an increase in cash collections of net receivables that were outstanding at the end of 2005 and the timing of tax payments. Increased PNM Gas net

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

receivables at year-end caused by higher gas prices and seasonal gas usage were collected during the first part of 2006, along with increased PNM Wholesale net receivables due to increased market prices and forward sales entered into at the end of 2005 that settled in the first quarter of 2006. Additionally, tax payments that were made prior to September 30, 2005 have not yet been made for 2006, resulting in higher cash balances.

Cash used for investing activities for the nine months ended September 30, 2006 was $122.0 million compared to $67.6 million for the nine months ended September 30, 2005. The increase in cash flows used for investing activities was due primarily to higher levels of utility plant additions including construction expenditures for the Luna plant.

Cash used for financing activities for the nine months ended September 30, 2006 was $32.2 million compared to $27.5 million for the nine months ended September 30, 2005. The increase in cash used for financing activities was due primarily to higher levels of short-term debt repayments in 2006, offset in part by the absence of dividends paid to PNMR in 2006.

TNMP

At September 30, 2006, TNMP had cash and short-term investments of $34.1 million compared to $16.2 million in cash and short-term investments at December 31, 2005.

Cash provided by operating activities for the nine months ended September 30, 2006 was $47.0 million compared to $59.9 million for the nine months ended September 30, 2005. TNMP's net earnings for the nine months ended September 30, 2006 decreased $11.5 million or 53.5%. The decrease in net earnings and in cash flows from operating activities is primarily due to the impacts of rate reductions in both Texas and New Mexico.

Cash used for investing activities for the nine months ended September 30, 2006 was $29.2 million compared to $33.6 million for the nine months ended September 30, 2005. The decrease in cash used for investing activities resulted from the absence in 2006 of costs related to PNMR's acquisition of TNMP.

Cash provided from financing activities for the nine months ended September 30, 2006 was $0.1 million compared to cash used for financing activities of $62.0 million for the nine months ended September 30, 2005. The increase in cash provided from financing activities resulted from the absence in 2006 of the redemption of TNMP’s common stock from TNP, TNMP’s parent company.

Capital Requirements

PNMR

Total capital requirements include construction expenditures as well as other major capital requirements and cash dividend requirements for both common and preferred stock. The main focus of the Company’s current construction program is upgrading generation resources including environmental-related upgrades, upgrading and expanding the electric and gas transmission and distribution systems and purchasing nuclear fuel. Projections for total capital requirements for 2006, including TNMP and First Choice, are $397.1 million with projections for construction expenditures for 2006 constituting $358.0 million of that total. Total capital requirements, including TNMP and First Choice, are projected to be $1,649.7 million and construction expenditures are projected to be $1,421.0 million for 2006-2010. These estimates are under continuing review and subject to on-going adjustment. This projection includes $147.0 million for PNM’s expansion at Afton. In November 2005, PNM filed a joint stipulation with the NMPRC that would allow PNM to convert Afton to a combined cycle plant and bring Afton into retail rates effective January 1, 2008. The stipulation was approved by the NMPRC on October 5, 2006. This projection is also subject to on-going adjustment.

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

During the nine months ended September 30, 2006, the Company utilized cash generated from operations and cash on hand, as well as its liquidity and other arrangements, to cover its capital requirements and construction expenditures, including the acquisition of the Twin Oaks business. It is expected that the permanent financing for the $480.0 million purchase price for the Twin Oaks business will come from the issuance of debt and equity structured to maintain PNMR’s investment grade rating. The Company anticipates that internal cash generation and current debt capacity in combination with the Twin Oaks permanent financing will be sufficient to meet all of its capital requirements and construction expenditures for the years 2006 through 2010. To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements.

PNM

The main focus of PNM’s current construction program is to upgrade generation resources including environmental-related upgrades, to upgrade and expand the electric and gas transmission and distribution systems and to purchase nuclear fuel. Projections for total capital requirements for 2006 are $267.0 million. These are offset in part by a return of capital on outstanding lease obligations bonds. Projections for construction expenditures for 2006 constitute $288.4 million of that total. Total capital requirements are projected to be $978.7 million and construction expenditures are projected to be $1,109.4 million for the years 2006 through 2010. These estimates are under continuing review and subject to on-going adjustment. This projection includes $147.0 million for PNM’s expansion at Afton, as discussed above.

TNMP

The main focus of TNMP’s current construction program is to upgrade and expand its electric transmission and distribution systems. Projections for total capital requirements for 2006 are $42.5 million. Total capital requirements are projected to be $231.9 million for the years 2006 through 2010. These estimates are under continuing review and subject to on-going adjustment.

As previously reported, in 2005, the NMPRC approved a stipulation in connection with the acquisition of TNP which called for the integration of TNMP's New Mexico assets into PNM effective January 1, 2007.  On August 8, 2006, PNMR, PNM, TNMP and TNP filed an application with FERC requesting necessary approvals under the Federal Power Act for the transfer of TNMP's New Mexico and Arizona assets to PNM effective January 1, 2007.  In accordance with conditions imposed by FERC on the earlier issuance of debt by TNMP, the applicants committed that an appropriate proportion of debt issued under those FERC conditions would be retired with cash contributed by PNMR.  The application stated that the retired TNMP debt would be equal to, at a minimum, the ratio of TNMP New Mexico and Arizona property additions to Texas property additions funded by such debt.  The applicants also committed that TNMP debt would be retired to the extent necessary or advisable to maintain a TNMP equity to debt capitalization ratio in excess of 30%, to maintain any required interest coverage ratios, and to maintain TNMP's credit rating. The FERC issued its order on October 20, 2006 approving the application as filed.

Liquidity

Borrowing Arrangements Between PNMR and Subsidiaries

In February 2006, the Board approved affiliate borrowing arrangements between PNMR and its subsidiaries that would authorize each subsidiary to borrow up to $50.0 million from PNMR.  Neither PNM nor TNMP have entered into an intercompany loan agreement under that authority.

Pursuant to a separate borrowing arrangement, PNM has issued a $20.0 million promissory note to PNMR.  Initially this promissory note was payable on or before September 30, 2006.  The agreement was extended prior to its expiration and is now payable on or before September 30, 2007.  Under this arrangement, PNM agrees to pay all applicable interest on the outstanding balance at the interest rates provided in the agreement.  As of November 1, 2006 there were no outstanding borrowings on the promissory note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PNMR

At November 1, 2006, PNMR had $615.0 million of liquidity arrangements. The liquidity arrangements consist of $600.0 million from an unsecured revolving credit facility, referred to as the PNMR Facility for purposes of this discussion, and $15.0 million in local lines of credit. As of November 1, 2006, there were no amounts borrowed under the PNMR Facility and no amounts borrowed under the local lines of credit. PNMR had $63.3 million of letters of credit outstanding.

At November 1, 2006, First Choice had up to $300.0 million of borrowing capacity under the PNMR Facility. Any borrowings made by First Choice under this sublimit are guaranteed by PNMR. At November 1, 2006, First Choice had no borrowings outstanding under the PNMR Facility; however, First Choice had $1.8 million of letters of credit outstanding, which reduces the available capacity under the PNMR Facility. TNMP is also a borrower under the PNMR Facility (see “TNMP” detail below).

PNMR has established a commercial paper program under which it may issue up to $400.0 million in commercial paper for up to 270 days. The commercial paper is unsecured and the proceeds are used for short-term cash management needs. The PNMR Facility serves as a backstop for the outstanding commercial paper. At November 1, 2006, there were $277.9 million of borrowings outstanding under this program. At August 1, 2006, there were $236.5 million of borrowings outstanding under this program.

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

Moody’s considered PNMR's credit outlook stable and S&P considered PNMR’s outlook negative as of the date of this report. As of September 30, 2006, S&P and Moody’s rated PNMR’s senior unsecured notes issued in March 2005 (see “Financing Activities” below) as BBB- and Baa3, respectively. PNMR's commercial paper program discussed above has been rated P-3 by Moody's and A-3 by S&P. The Company is committed to maintaining or improving its investment grade ratings.

Investors are cautioned that a security rating is not a recommendation to buy, sell or hold securities, that it is subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

PNM

At November 1, 2006, PNM had $423.5 million of liquidity arrangements. The liquidity arrangements consist of $400.0 million from an unsecured revolving credit facility, referred to as the PNM Facility for purposes of this discussion and $23.5 million in local lines of credit. At November 1, 2006, there were no amounts borrowed against the local lines of credit or the PNM Facility; however, $3.1 million of letters of credit were outstanding, which reduces the available capacity under the PNM Facility.

PNM has a commercial paper program under which PNM may issue up to $300.0 million in commercial paper for up to 365 days. The commercial paper is unsecured and the proceeds are used for short-term cash management needs. The PNM Facility serves as a backstop for PNM's outstanding commercial paper. At November 1, 2006, PNM had $111.2 million in commercial paper outstanding under this program.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Moody’s considered PNM's credit outlook stable and S&P considered PNM’s outlook negative as of the date of this report. As of September 30, 2006, S&P rated PNM’s business position as six and its senior unsecured notes as BBB. As of September 30, 2006, Moody’s rated PNM’s senior unsecured notes as Baa2 and its preferred stock as Ba1. PNM's commercial paper program has been rated P-2 by Moody's and A-3 by S&P. The Company is committed to maintaining or improving its investment grade ratings.

TNMP

TNMP is a borrower and can issue notes of up to $100.0 million under the PNMR Facility. Any borrowings made by TNMP under this sublimit are not guaranteed by PNMR. At November 1, 2006, TNMP had no outstanding borrowings under the PNMR Facility, but did have $2.0 million letters of credit outstanding, which reduces available capacity under the PNMR Facility.

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

Moody’s considered TNMP's credit outlook stable and S&P considered TNMP’s outlook negative as of the date of this report. As of September 30, 2006, S&P rated TNMP’s senior unsecured notes at BBB. As of September 30, 2006, Moody’s rated TNMP’s senior unsecured notes at Baa3. The Company is committed to maintaining or improving its investment grade ratings.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements consist of PNM’s operating lease obligations for PVNGS Units 1 and 2, the EIP transmission line and the entire output of Delta, a gas-fired generating plant. These arrangements help ensure PNM the availability of lower-cost generation needed to serve customers.

As of September 30, 2006, there have been no significant changes to the Company’s off-balance sheet arrangements reported in the 2005 Annual Reports on Form 10-K/A (Amendment No. 2).

Commitments and Contractual Obligations

PNMR, PNM and TNMP have contractual obligations for long-term debt, operating leases, purchase obligations and certain other long-term liabilities that were summarized in a table of contractual obligations in the 2005 Annual Reports on Form 10-K/A (Amendment No. 2). As of September 30, 2006, there have been no significant changes to the Company’s contractual obligations from December 31, 2005 except for the Twin Oaks acquisition.

PNMR

The committed PNMR Facility contains a “ratings trigger,” for pricing purposes only. If PNMR is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost, respectively. In addition, the PNMR Facility contains a contingent requirement that requires PNMR to maintain a debt-to-capital ratio, inclusive of off-balance sheet debt and adjusted for other items, of less than 65%. If PNMR’s debt-to-capital ratio, as defined under the PNMR Facility, were to exceed 65%, it could be required to repay all borrowings under the PNMR Facility, be prevented from drawing on the unused capacity under the PNMR Facility, and be required to provide security for all outstanding letters of credit issued under the PNMR Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PNMR’s term loan agreement for financing the acquisition of Twin Oaks in April 2006 (see Note 2 and Note 7) includes customary covenants that are substantially the same as those covenants included in the PNMR Facility, including requirements that PNMR maintain a debt-to-capital ratio, inclusive of certain off-balance sheet debt and adjusted for other factors, of less than 65%. The term loan agreement includes customary events of default, including a cross default provision and a change in control provision. If an event of default occurs, the administrative agent may, or upon the request and direction of lenders holding more than 50% of the outstanding term loan shall, declare the unpaid principal and interest on the term loan to be due and payable. Such acceleration will occur automatically in the event of an insolvency or bankruptcy default.

Twin Oaks has a fuel supply agreement to supply its lignite coal needs. This coal contract has certain purchase obligations even if no deliveries are made. As of November 1, 2006, Twin Oaks has met its minimum purchase obligations for 2006. Based on forecasted future prices, for the years 2007 through 2008, Twin Oaks must make minimum payments of $65.6 million. For the years 2009 through 2010, Twin Oaks must make payments of $60.7 million. For years thereafter, Twin Oaks has minimum payment requirements of $674.1 million. PNMR issued a parental guarantee on behalf of Twin Oaks’ owner, Altura, guaranteeing Altura’s performance under this fuel supply agreement.

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

The committed PNM Facility contains a “ratings trigger,” for pricing purposes only. If PNM is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost, respectively. In addition, the PNM Facility contains a contingent provision that requires PNM to maintain a debt-to-capital ratio, inclusive of off-balance sheet debt and adjusted for other items, of less than 65%. If PNM’s debt-to-capital ratio, as defined under the PNM Facility, were to exceed 65%, PNM could be required to repay all borrowings under the PNM Facility, be prevented from drawing on the unused capacity under the PNM Facility, and be required to provide security for all outstanding letters of credit issued under the PNM Facility.

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

TNMP

TNMP’s borrowing availability under the committed PNMR Facility contains a “ratings trigger,” for pricing purposes only. If TNMP is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost, respectively. In addition, the PNMR Facility contains a contingent requirement that requires TNMP to maintain a debt-to-capital ratio, inclusive of off-balance sheet debt and adjusted for other items, of less than 65%. If TNMP’s debt-to-capital ratio, as defined under the PNMR Facility, were to exceed 65%, TNMP could be required to repay all borrowings under the PNMR Facility, be prevented from drawing on the unused capacity under the PNMR Facility, and be required to provide security for all outstanding letters of credit issued under the PNMR Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financing Activities

PNMR

On April 18, 2006, PNMR entered into a short-term loan agreement for temporary financing of the Twin Oaks acquisition (see Note 2). Under the term loan agreement, PNMR was permitted to borrow up to $480.0 million in a single draw on or after April 18, 2006, to finance the acquisition of Twin Oaks and related expenses. Term loans made under this agreement bear interest at a base rate (the greater of the prime rate in effect and the Federal Funds rate plus ½ of 1%) or an adjusted Eurodollar rate (equal to the British Bankers Association LIBOR rate plus an additional percentage based on PNMR’s then current long-term senior unsecured non-credit enhanced debt rating). On April 18, 2006, PNMR borrowed $480.0 million under the term loan agreement. PNMR must repay the loan by April 17, 2007, unless accelerated in accordance with the terms of the agreement or prepaid in whole or in part upon the issuance of certain additional equity or debt. It is expected that the permanent financing for the $480.0 million Twin Oaks purchase price will come from the issuance of debt and equity structured to maintain PNMR’s investment grade rating. As of November 1, 2006, $47.0 million of the term loan had been repaid and $433.0 million remained outstanding.

PNMR has a universal shelf registration statement filed with the SEC for the issuance of debt securities and equity securities, preferred stock, purchase contracts, purchase contract units and warrants. As of September 30, 2006, PNMR had approximately $400.0 million of remaining unissued securities under this universal registration statement. In addition, in August 2006, PNMR filed a new shelf registration statement with the SEC. This new registration statement can be amended at any time to include additional securities of PNMR. As a result, this new shelf registration statement has unlimited availability, subject to certain restrictions and limitations.

Pursuant to the terms of the PNM Direct Plan, PNMR began offering new shares of PNMR common stock through the plan beginning June 1, 2006. PNMR may also waive the maximum investment limit upon request in individual cases pursuant to the terms of the plan. In August 2006, PNMR entered into an equity distribution agreement to offer and sell up to 8 million shares of PNMR common stock from time to time. The agreement provides that PNMR will not sell more shares than needed for the aggregate gross proceeds from such sales to reach $200.0 million. Through November 1, 2006, PNMR had sold a combined total of 1.6 million shares of its common stock through the PNMR Direct Plan and the equity distribution agreement for net proceeds of $42.5 million.

PNM

PNM has a universal shelf registration statement filed with the SEC for the issuance of debt securities, equity securities, preferred stock, purchase contracts, purchase contract units and warrants. As of September 30, 2006, PNM had approximately $200.0 million of remaining unissued securities registered under its shelf registration statement.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Structure

PNMR

PNMR’s capitalization, including current maturities of long-term debt, at September 30, 2006 and December 31, 2005 is shown below:

	September 30,	December 31,
	2006	2005

Common Equity	44.0%	42.3%
Preferred Stock	0.4%	0.4%
Long-term Debt	55.6%	57.3%
Total Capitalization	100.0%	100.0%

Total capitalization does not include as debt the present value of PNM’s operating lease obligations for PVNGS Units 1 and 2, EIP and the Delta operating lease, which was approximately $166.6 million as of September 30, 2006 and $170.9 million as of December 31, 2005.

PNM

PNM’s capitalization, including current maturities of long-term debt, at September 30, 2006 and December 31, 2005 is shown below:

	September 30,	December 31,
	2006	2005

Common Equity	51.4%	50.2%
Preferred Stock	0.6%	0.6%
Long-term Debt	48.0%	49.2%
Total Capitalization	100.0%	100.0%

TNMP

TNMP’s capitalization, including current maturities of long-term debt, at September 30, 2006 and December 31, 2005 is shown below:

	September 30,	December 31,
	2006	2005

Common Equity	55.0%	54.6%
Long-term Debt	45.0%	45.4%
Total Capitalization	100.0%	100.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER ISSUES FACING THE COMPANY

See Notes 9 and 10 for a discussion of commitments and contingencies and rate and regulatory matters facing the Company.

NEW ACCOUNTING STANDARDS

See Note 13 for a discussion of FIN 48, “Accounting for Uncertainty in Income Taxes,” which was issued by the FASB in July 2006, SFAS 157, “Fair Value Measurements,” issued by the FASB in September 2006, SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans,” issued by the FASB in September 2006 and SAB 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements,” issued by the SEC staff in September 2006. The Company is currently evaluating the impact of these accounting pronouncements, if any, on its financial statements. Except for the accounting pronouncements described above which are currently under evaluation, there were no new accounting standards issued this period that materially affected PNMR, PNM or TNMP. However, see Note 6 for a discussion of SFAS 123R.

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

Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM and TNMP caution readers not to place undue reliance on these statements. PNMR’s, PNM’s and TNMP’s business, financial condition, cash flow and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors include:

•	The risks that the conditions to the creation of EnergyCo are not satisfied, and the inability of EnergyCo to identify and implement profitable acquisitions,
•	The potential unavailability of cash from PNMR’s subsidiaries due to regulatory, statutory and contractual restrictions,
•	The outcome of any appeals of the PUCT order in the stranded cost true-up proceeding,
•	The ability of First Choice to attract and retain customers,
•	Changes in ERCOT protocols,
•	Changes in the cost of power acquired by First Choice,
•	Collections experience,
•	Insurance coverage available for claims made in litigation,
•	Fluctuations in interest rates,
•	The risk that the Twin Oaks power plant will not be successfully integrated into PNMR,
•	Conditions in the financial markets affecting PNMR’s permanent financing for the Twin Oaks power plant acquisition,
•	Weather,
•	Water supply,
•	Changes in fuel costs,
•	Availability of fuel supplies,
•	The effectiveness of risk management and commodity risk transactions,
•	Seasonality and other changes in supply and demand in the market for electric power,
•	Variability of wholesale power prices and natural gas prices,
•	Volatility and liquidity in the wholesale power markets and the natural gas markets,
•	Changes in the competitive environment in the electric and natural gas industries,
•	The performance of generating units, including PVNGS, and transmission systems,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•	The market for electrical generating equipment,
•	The ability to secure long-term power sales,
•
The risks associated with completion of generation, including the expansion of the Afton Generating Station, transmission, distribution and other projects, including construction delays and unanticipated cost overruns,

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company uses derivative financial instruments to manage risk as it relates to changes in natural gas and electric prices, changes in interest rates and, historically, adverse market changes for investments held by the Company’s various trusts. The Company also uses certain derivative instruments for wholesale power marketing and natural gas transactions in order to take advantage of favorable price movements and market timing activities in these energy markets.

To the extent an open position exists, fluctuating commodity prices can impact financial results and financial position, either favorably or unfavorably. As a result, the Company cannot predict with certainty the impact that its risk management decisions may have on its businesses, operating results or financial position.

Accounting for Derivatives

Under the derivative accounting rules and the related accounting rules for energy contracts, the Company accounts for its various financial derivative instruments for the purchase and sale of energy differently based on the contract terms. Energy contracts that meet the definition of a derivative under SFAS 133 and do not qualify for a normal purchase or sale designation are recorded on the balance sheet at fair market value at each period end. The changes in fair market value are recognized in earnings unless transactions are designated as cash flow hedges and specific hedge accounting criteria are met. Should an energy transaction qualify as a cash flow hedge under SFAS 133, fair market value changes from period to period are recognized on the balance sheet with a corresponding charge to other comprehensive income. Gains or losses are reclassified from accumulated other comprehensive income when the hedged transaction settles and impacts earnings. Derivatives that meet the normal sales and purchases exceptions within SFAS 133 are not marked to market but rather recorded in results of operations when the underlying transaction settles.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The acquisition of TNP occurred on June 6, 2005. Therefore, in the following tables First Choice activity is included from the acquisition date.

The following table shows the net fair value of mark-to-market energy contracts for First Choice and Wholesale included in PNM’s Condensed Consolidated Balance Sheet:

	September 30,	December 31,
	2006	2005
	(In thousands)
Mark-to-Market Energy Contracts:
Current asset	$65,669	$21,884
Long-term asset	3,334	21,265
Total mark-to-market assets	69,003	43,149
Current liability	(66,105)	(17,777)
Long-term liability	(2,855)	(20,844)
Total mark-to-market liabilities	(68,960)	(38,621)

Net fair value of mark-to-market energy contracts	$43	$4,528

The mark-to-market energy transactions represent net assets at September 30, 2006 and December 31, 2005 after netting all applicable open purchase and sale contracts.

The market prices used to value PNM mark-to-market energy transactions and cash flow contracts are based on index prices and broker quotations. PNM enters into long-term physical option contracts and long-term financial gas swap contracts that are classified as derivatives and consequently marked to market through earnings. Generally, market data to value these types of transactions at PNM is available for the next 18-month period only; the remaining time period, referred to as the illiquid period, is valued using internally developed pricing data. As a result, PNM records liquidity reserves on these contracts for market gains and losses in the illiquid period, effectively limiting the mark-to-market valuation to a rolling 18-month period. PNM regularly assesses the validity and availability of pricing data for the illiquid period of its derivative transactions and adjusts its liquidity reserves, accordingly.

PNM also records liquidity reserves for the illiquid period for electricity contracts. This period is greater than five years which requires internal model assumptions and calculations to establish a forward market curve.

The following table details the changes in the net asset or liability balance sheet position from one period to the next for mark to market energy transactions for the operations of First Choice and Wholesale:

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
Sources of Fair Value Gain/(Loss):
Fair value at beginning of period	$4,528	$2,073

Amount realized on contracts delivered during period	(7,270)	(1,731)

Changes in fair value	2,785	2,150

Net fair value at end of period	$43	$2,492

Net change recorded as mark-to-market	$(4,485)	$419

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following table provides the maturity of the net assets/(liabilities) of PNMR, giving an indication of when these mark-to-market amounts will settle and generate/(use) cash. The following values were determined using broker quotes:

Fair Value at September 30, 2006

Maturities
Less than
1 year	1-3 Years	4+ Years	Total
	(In thousands)
$(436)	$252	$227	$43

As of September 30, 2006, a decrease in market pricing of PNMR’s mark-to-market energy transactions by 10% would have resulted in a decrease in net earnings of less than 1%. Conversely, an increase in market pricing of these transactions by 10% would have resulted in an increase in net earnings of less than 1%.

Risk Management Activities

PNM’s Wholesale Operations measure the market risk of its long-term contracts and wholesale activities using a VaR calculation to maintain the Company’s total exposure within management-prescribed limits. For PNM's wholesale operations, the Company measures VaR for all transactions that are not directly asset related and have economic risk. The VaR limit established for these transactions is $5.0 million. For the three months ended September 30, 2006, the average VaR amount for these transactions was $1.5 million, with high and low VaR amounts for the period of $4.6 million and $0.5 million, respectively. The VaR amount for these transactions at September 30, 2006 was $1.7 million. For the three months ended September 30, 2005, the average VaR amount for these transactions was $1.2 million, with high and low VaR amounts for the period of $3.5 million and $0.1 million, respectively. The total VaR amount for these transactions at September 30, 2005 was $1.9 million.

First Choice measures the market risk of its activities using an EaR calculation to maintain the Company’s total exposure within management-prescribed limits. The EaR limit established for First Choice’s transactions is $25.0 million. For the nine months ended September 30, 2006, the average EaR amount was $9.9 million, with high and low EaR amounts for the period of $15.1 million and $4.7 million, respectively. The total EaR amount at September 30, 2006 was $14.9 million.

In addition, First Choice uses VaR measures to monitor the market based mitigation strategies of First Choice management. The first VaR limit is based on the same total retail load and supply portfolio as the EaR measure; however, the VaR measure is intended to capture the effects of changes in market prices over a 10 day holding period. This VaR limit was established at $7.5 million. The VaR amount for these transactions was $3.6 million at September 30, 2006. For the nine months ended September 30, 2006, the high, low and average mark-to-market VaR amounts were $5.8 million, $1.7 million and $3.0 million, respectively.

The second VaR limit is based on First Choice transactions that are subject to mark-to-market accounting as defined by SFAS 133 and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The VaR limit established for these transactions is $3.0 million. The VaR amount for these transactions was $2.0 million at September 30, 2006. For the nine months ended September 30, 2006, the high, low and average mark-to-market VaR amounts were $2.0 million, $0.5 million and $1.0 million, respectively.

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

The following table provides information related to Wholesale’s credit exposure as of September 30, 2006. The Company does not hold any credit collateral as of September 30, 2006. The table further delineates that exposure by the credit worthiness (credit rating) of the counterparties and provides guidance as to the concentration of credit risk to individual counterparties Wholesale may have. Also provided is an indication of the maturity of a Company’s credit risk by credit ratings of the counterparties.

Wholesale
Schedule of Credit Risk Exposure
September 30, 2006

			Net
	(b)	Number	Exposure
	Net	of	of
	Credit	Counter-	Counter-
	Risk	parties	parties
Rating (a)	Exposure	>10%	>10%
	(Dollars in thousands)

Investment grade	$95,878	3	$58,901
Non-investment grade	331	-	-
Internal ratings
Investment grade	201	-	-
Non-investment grade	2,559	-	-
Total	$98,969		$58,901

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

(b)
The Net Credit Risk Exposure is the net credit exposure to PNM from Wholesale operations. This includes long-term contracts, forward sales and short-term sales. The exposure captures the net amounts due to PNM from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses (pursuant to contract terms). Exposures are offset according to legally enforceable netting arrangements and reduced by credit collateral. Credit collateral includes cash deposits, letters of credit and performance bonds received from counterparties. Amounts are presented before those reserves that are determined on a portfolio basis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Wholesale
Maturity of Credit Risk Exposure
September 30, 2006

				Total
	Less than			Net
Rating	2 Years	2-5 Years	>5 Years	Exposure
		(In thousands)

Investment grade	$90,211	$3,966	1,701	$95,878
Non-investment grade	331	-	-	331
Internal ratings
Investment grade	201	-	-	201
Non-investment grade	2,559	-	-	2,559
Total	$93,302	$3,966	1,701	$98,969

The Company provides for losses due to market and credit risk. Credit risk for Wholesale's largest counterparty as of September 30, 2006 and December 31, 2005 was $31.6 million and $20.5 million, respectively.

First Choice

First Choice is subject to credit risk from non-performance by its supply counterparties to the extent these contracts have a mark-to-market value in the favor of First Choice. The Constellation power supply agreement established FCPSP, a bankruptcy remote special purpose entity, to hold all of First Choice's customer contracts and wholesale power and gas contracts. Constellation received a lien on accounts receivable, customer contracts, cash, and the equity of FCPSP as security for FCPSP’s performance under the power supply agreement. The provisions of this agreement severely limit FCPSP’s ability to secure power from alternate sources. Additionally, the terms of the security agreement do not require Constellation to post collateral for any mark-to-market balances in FCPSP’s favor. At September 30, 2006, the supply contracted with Constellation was in an unfavorable mark-to-market position for FCPSP. When netted against amounts owed to Constellation, this exposure was approximately $68.3 million. The Constellation power supply agreement collateral provisions will continue as long as FCPSP is purchasing power from Constellation to serve retail customers. The existing pricing mechanism under the Constellation power supply agreement expires on December 31, 2006, and the obligations of Constellation to act as a qualified scheduling entity continue until the expiration of the agreement on December 31, 2007. First Choice's credit exposure to other counterparties at September 30, 2006 and December 31, 2005 was $8.0 million and $14.6 million and the tenor of these exposures was less than two years.

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

PNM has long-term debt which subjects it to the risk of loss associated with movements in market interest rates. The majority of PNM’s long-term debt is fixed-rate debt, and therefore, does not expose PNM’s earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of all long-term debt instruments would increase by approximately 4.0%, or $40.3 million, if interest rates were to decline by 50 basis points from their levels at September 30, 2006. At September 30, 2006, the fair value of PNM's long-term debt was approximately $996.4 million as compared to a book value of $985.9 million. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if PNM were to re-acquire all or a portion of its debt instruments in the open market prior to their maturity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

PNM’s $146.0 million, 2.1% pollution control bonds with a maturity date of April 1, 2033, were required to be remarketed in April 2006. Following the remarketing, the interest rate on the pollution control bonds was changed to a fixed rate of 4.875% annually.

During the three and nine months ended September 30, 2006, PNM contributed cash of approximately $1.5 million and $4.6 million, respectively, to other post retirement benefits for plan year 2006. There were no contributions made to the PVNGS Nuclear Decommissioning trust or the pension trust. The securities held by the trusts had an estimated fair value of $649.2 million at September 30, 2006, of which approximately 25.3% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates. If rates were to increase by 50 basis points from their levels at September 30, 2006, the decrease in the fair value of the fixed-rate securities would be approximately 3.6%, or $5.9 million. PNM does not currently recover or return through rates any losses or gains on these securities. PNM, therefore, is at risk for shortfalls in its funding of its obligations due to investment losses. PNM does not believe that long-term market returns over the period of funding will be less than required for PNM to meet its obligations. However, this belief is based on assumptions about future returns that are inherently uncertain.

TNMP has long-term debt which subjects it to the risk of loss associated with movements in market interest rates. The majority of TNMP’s long-term debt is fixed-rate debt, and therefore, does not expose TNMP’s earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of all long-term debt instruments would increase by approximately 0.9%, or $3.8 million, if interest rates were to decline by 50 basis points from their levels at September 30, 2006. At September 30, 2006, the fair value of TNMP's long-term debt was approximately $428.4 million as compared to a book value of $425.0 million. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if TNMP were to re-acquire all or a portion of its debt instruments in the open market prior to their maturity.

During the three and nine months ended September 30, 2006, TNMP did not contribute cash to fund pension and other postretirement benefits for plan year 2006. The securities held by the trusts had an estimated fair value of $86.8 million at September 30, 2006, of which approximately 22.3% were fixed-rate debt securities that subject TNMP to risk of loss of fair value with movements in market interest rates. If rates were to increase by 50 basis points from their levels at September 30, 2006, the decrease in the fair value of the fixed-rate securities would be approximately 3.4%, or $0.7 million. TNMP, therefore, is at risk for shortfalls in its funding of its obligations due to investment losses. TNMP does not believe that long-term market returns over the period of funding will be less than required for TNMP to meet its obligations. However, this belief is based on assumptions about future returns that are inherently uncertain.

Equity Market Risk

The trusts established to fund PNM’s share of the decommissioning costs of PVNGS and pension and other postretirement benefits hold certain equity securities at September 30, 2006. These equity securities also expose the Company to losses in fair value. Approximately 61.3% of the securities held by the various trusts were equity securities as of September 30, 2006. Similar to the debt securities held for funding decommissioning and certain pension and other postretirement costs, PNM does not recover or earn a return through rates on any losses or gains on these equity securities.

The trusts established to fund TNMP’s pension and other postretirement benefits hold certain equity securities at September 30, 2006. These equity securities also expose the Company to losses in fair value. Approximately 58.3% of the securities held by the various trusts were equity securities as of September 30, 2006. TNMP does not recover or earn a return through rates on any losses or gains on these equity securities.

ITEM 4. CONTROLS AND PROCEDURES

PNMR

Disclosure Controls and Procedures

PNMR maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of its disclosure controls and procedures as of the end of the period covered by this report conducted by management, with the participation of the Chief Executive and Chief Financial Officer, the Chief Executive and Chief Financial Officer believe that these controls and procedures are effective to ensure that PNMR meets the requirements of SEC Regulation 13A, Rule 13a-15(e) and Rule 15d-15(e).

Changes in Internal Controls

There were no changes in internal controls during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect PNMR’s internal controls over financial reporting.

TNP Acquisition

PNMR is currently undergoing a diligent effort to ensure TNP’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As integration activities occur, PNMR continues to integrate PNMR’s internal controls into TNP’s operations.

Twin Oaks Acquisition

PNMR is currently undergoing a diligent effort to integrate Twin Oaks' and PNMR’s internal control activities to ensure that PNMR maintains its compliance with Section 404 of the Sarbanes-Oxley Act of 2002. It is expected that this effort will continue during the remainder of 2006 and into 2007.

PNM

Disclosure Controls and Procedures

PNM maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of its disclosure controls and procedures as of the end of the period covered by this report conducted by management, with the participation of the Chief Executive and Chief Financial Officer, the Chief Executive and Chief Financial Officer believe that these controls and procedures are effective to ensure that PNM meets the requirements of SEC Regulation 13A, Rule 13a-15(e) and Rule 15d-15(e).

Changes in Internal Controls

There were no changes in internal controls during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect PNM’s internal controls over financial reporting.

TNMP

Disclosure Controls and Procedures

TNMP maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of its disclosure controls and procedures as of the end of the period covered by this report conducted by management, with the participation of the Chief Executive and Principal Financial Officer, the Chief Executive and Principal Financial Officer believe that these controls and procedures are effective to ensure that TNMP meets the requirements of SEC Regulation 13A, Rule 13a-15(e) and Rule 15d-15(e).

Changes in Internal Controls

There were no changes in internal controls during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect TNMP’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Notes 9 and 10 in the Notes to Condensed Consolidated Financial Statements for information related to the following matters, for PNMR, PNM and TNMP, incorporated in this item by reference.

•	SESCO Matter (for both PNM and TNMP)
•	California Refund Proceedings
•	California Antitrust Litigation
•	California Attorney General Complaint
•	Block Forward Agreement Litigation
•	Citizen Suit Under the Clean Air Act
•	Natural Gas Royalties Qui Tam Litigation
•	TNMP True-Up Proceeding

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes, except as described below, with regard to the Company’s Risk Factors disclosed in PNMR’s, PNM’s and TNMP’s Annual Reports on Forms 10-K/A (Amendment No. 2) for the year ended December 31, 2005.

The proposed joint venture between the Company and a subsidiary of Cascade may not be formed, if the conditions to its formation cannot be satisfied, and, if formed, there is no assurance that the joint venture will be able to identify and implement profitable acquisitions.

The Company and Cascade have agreed to create a new unregulated energy company that will serve expanding U.S. markets throughout the Southwest, Texas and the West.  Under the terms of the agreement, the Company and a wholly owned subsidiary of Cascade each will have a 50 percent ownership interest in the new limited liability company, which temporarily will be named EnergyCo.

There are a number of conditions that must be met prior to the formation of EnergyCo. The parties must agree on the initial cash and/or assets to be contributed by the members. The Company must receive reasonable assurance both as to the Company’s accounting treatment for its investment in EnergyCo following its formation and that such investment will not result in an adverse effect on the Company’s credit ratings. EnergyCo must also receive certain financing commitments with respect to its proposed ongoing operations and any regulatory approvals that may be required in connection with its formation and the initial contributions of the members must also have been received. There can be no assurance that these conditions to the formation of EnergyCo will be satisfied.

There is a risk that the Company may not realize the benefits which it anticipates from the formation and operation of EnergyCo, including the risk that EnergyCo may not be formed, if the conditions to its formation cannot be met. In addition, if EnergyCo is formed, there will be the risk that it will not be able to identify and implement profitable acquisitions.

ITEM 5. OTHER EVENTS

None

ITEM 6. EXHIBITS

3.1	PNMR	Restated Articles of Incorporation of PNM Resources, Inc. dated August 3, 2006

12.1	PNMR	Ratio of Earnings to Fixed Charges

12.2	PNMR	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNMR	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	PNM	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	PNM	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.5	TNMP	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.6	TNMP	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date: November 9, 2006	/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Corporate Controller
(Officer duly authorized to sign this report)