Form 10-Q
period 2007-03-31
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2007-05-10
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
(A Texas Corporation)
4100 International Plaza,
P.O. Box 2943
Fort Worth, Texas 76113
(817) 731-0099

Indicate by check mark whether PNM Resources, Inc. (“PNMR”) and Public Service Company of New Mexico (“PNM”) (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. YES ✓ NO

Indicate by check mark whether Texas-New Mexico Power Company (“TNMP”) (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
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

As of May 1, 2007, 76,687,480 shares of common stock, no par value per share, of PNMR were outstanding.
The total number of shares of common stock of PNM outstanding as of May 1, 2007 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP outstanding as of May 1, 2007 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

PNM AND TNMP MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H) (1) (a) AND (b) OF FORM 10-Q AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (H) (2).

This Form 10-Q represents separate filings by PNMR, PNM and TNMP. Information herein relating to an individual registrant is filed by that registrant on its own behalf. PNM makes no representations as to the information relating to PNMR and its subsidiaries other than PNM (and its subsidiary). TNMP makes no representations as to the information relating to PNMR and its subsidiaries other than TNMP (and its subsidiaries). When this Form 10-Q is incorporated by reference into any filing with the SEC made by PNM or TNMP, the portions of this Form 10-Q that relate to PNMR and its subsidiaries other than PNM (and its subsidiary) or TNMP (and its subsidiaries), respectively, are not incorporated by reference therein.

ii

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

INDEX

Page No.

GLOSSARY	1
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)
PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS	4
Three Months Ended March 31, 2007 and 2006
CONDENSED CONSOLIDATED BALANCE SHEETS	5
March 31, 2007 and December 31, 2006
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	7
Three Months Ended March 31, 2007 and 2006
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	9
Three Months Ended March 31, 2007 and 2006
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS	10
Three Months Ended March 31, 2007 and 2006
CONDENSED CONSOLIDATED BALANCE SHEETS	11
March 31, 2007 and December 31, 2006
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	13
Three Months Ended March 31, 2007 and 2006
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	15
Three Months Ended March 31, 2007 and 2006
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS	16
Three Months Ended March 31, 2007 and 2006
CONDENSED CONSOLIDATED BALANCE SHEETS	17
March 31, 2007 and December 31, 2006
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	19
Three Months Ended March 31, 2007 and 2006
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	21
Three Months Ended March 31, 2007 and 2006
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	22
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS	58
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	85
ITEM 4. CONTROLS AND PROCEDURES	94
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	96
ITEM 1A. RISK FACTORS	96
ITEM 6. EXHIBITS	97
SIGNATURE	98

iii

GLOSSARY

Definitions:
Afton	Afton Generating Station
ALJ	Administrative Law Judge
Altura	Altura Power L.P.
APS	Arizona Public Service Company
Avistar	Avistar, Inc.
BART	Best Available Retrofit Technology
Board	Board of Directors of PNMR
BTU	British Thermal Unit
Cal PX	California Power Exchange
Cal ISO	California Independent System Operator
Cascade	Cascade Investment, L.L.C.
Company	PNM Resources, Inc. and Subsidiaries
Constellation	Constellation Energy Commodities Group, Inc.
CTC	Competition Transition Charge
Decatherm	Million BTUs
EaR	Earnings at Risk
ECJV	ECJV Holdings, LLC
ECMT	EnergyCo Marketing and Trading, LLC
EEI	Edison Electric Institute
EIP	Eastern Interconnection Project
EITF	Emerging Issues Task Force
EnergyCo	EnergyCo, LLC, a joint venture between PNMR and ECJV
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESI	Electric Service Identifier
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FCPSP	First Choice Power Special Purpose, L.P.
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation Number
FIP	Federal Implementation Plan
First Choice	First Choice Power, L. P. and Subsidiaries
Four Corners	Four Corners Power Plant
GAAP	Generally Accepted Accounting Principles in the United States of America
ISO	Independent System Operator
Luna	Luna Energy Facility
MMBTUs	Million BTUs
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, the Navajo NationSafe Drinking Water Act, and the Navajo Nation Pesticide Act

Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NMED	New Mexico Environment Department
NMPRC	New Mexico Public Regulation Commission
NOPR	Notice of Proposed Rulemaking
NSPS	New Source Performance Standards
NSR	New Source Review
NYMEX	New York Mercantile Exchange
OATT	Open Access Transmission Tariff
O&M	Operations and Maintenance
PGAC	Purchased Gas Adjustment Clause
PG&E	Pacific Gas and Electric Co.
PNM	Public Service Company of New Mexico and Subsidiary
PNM Facility	PNM’s $400 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR Facility	PNMR’s $600 Million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PSA	Power Supply Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PVNGS	Palo Verde Nuclear Generating Station
REC	Renewable Energy Certificates
REP	Retail Electricity Provider
RMC	Risk Management Committee
RTO	Regional Transmission Organization
SDG&E	San Diego Gas and Electric Company
SEC	United States Securities and Exchange Commission
SFAS	FASB Statement of Financial Accounting Standards
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SOAH	State Office of Administrative Hearings
S&P	Standard and Poors Ratings Services
TECA	Texas Electric Choice Act
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNP	TNP Enterprises, Inc. and Subsidiaries
Throughput	Volumes of gas delivered, whether or not owned by the Company
Twin Oaks	Assets of Twin Oaks Power, L.P. and Twin Oaks Power III, L.P.
VaR	Value at Risk

Accounting Pronouncements, (as amended):
EITF 03-11	EITF Issue No. 03-11 “Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133 and Not Held for Trading Purposes”
EITF 03-13	EITF Issue No. 03-13 “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations“
FIN 48	FIN No. 48 “Accounting for Uncertainty in Income Taxes”
SFAS 5	SFAS No. 5 “Accounting for Contingencies”
SFAS 57	SFAS No. 57 “Related Party Disclosures”
SFAS 71	SFAS No. 71 “Accounting for Effects of Certain Types of Regulation”
SFAS 128	SFAS No. 128 “Earnings per Share”
SFAS 133	SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”
SFAS 141	SFAS No. 141 “Business Combinations”
SFAS 144	SFAS No.144 “Accounting for the Impairment or Disposal of Long-Lived Assets”
SFAS 149	SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands, except share information)
Operating Revenues:
Electric	$436,807	$448,216
Gas	216,484	207,476
Other	210	109
Total operating revenues	653,501	655,801

Operating Expenses:
Cost of energy sold	378,520	425,972
Administrative and general	71,206	65,305
Energy production costs	47,500	37,587
Depreciation and amortization	40,442	34,330
Transmission and distribution costs	22,567	19,050
Taxes other than income taxes	18,620	16,964
Income taxes	13,969	10,247
Total operating expenses	592,824	609,455
Operating income	60,677	46,346

Other Income and Deductions:
Interest income	10,788	10,151
Gains on investment securities	70	966
Other income	2,012	2,201
Equity in net loss of EnergyCo	(662)	-
Carrying charges on regulatory assets	-	1,973
Other deductions	(987)	(1,516)
Other income taxes	(3,950)	(5,101)
Net other income and deductions	7,271	8,674
Earnings before interest charges	67,948	55,020

Interest Charges :
Interest on long-term debt	24,009	22,531
Other interest charges	13,838	6,032
Total interest charges	37,847	28,563

Preferred Stock Dividend Requirements of Subsidiary	132	132

Net Earnings	$29,969	$26,325

Net Earnings per Common Share (see Note 5):
Basic	$0.39	$0.38
Diluted	$0.38	$0.38
Dividends Declared per Common Share	$0.23	$0.22

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
	(In thousands)

ASSETS
Utility Plant:
Electric plant in service	$4,278,802	$4,263,068
Gas plant in service	732,152	721,168
Common plant in service and plant held for future use	159,925	157,064
	5,170,879	5,141,300
Less accumulated depreciation and amortization	1,668,056	1,639,156
	3,502,823	3,502,144
Construction work in progress	262,850	230,871
Nuclear fuel, net of accumulated amortization of $17,296 and $14,008	32,610	28,844

Net utility plant	3,798,283	3,761,859

Other Property and Investments:
Investment in PVNGS lessor notes	245,356	257,659
Equity in net loss of EnergyCo	1,838	-
Other investments	177,759	169,720
Non-utility property, net of accumulated depreciation of $2,967 and $2,812	7,307	7,565

Total other property and investments	432,260	434,944

Current Assets:
Cash and cash equivalents	44,986	123,419
Special deposits	818	5,146
Accounts receivable, net of allowance for uncollectible accounts of $6,792 and $6,899	199,719	168,126
Unbilled revenues	82,482	116,878
Other receivables	73,396	73,744
Inventories	69,712	63,329
Regulatory assets	2,833	17,507
Derivative instruments	54,290	59,312
Income taxes receivable	61,526	65,210
Other current assets	62,820	63,414

Total current assets	652,582	756,085

Deferred Charges:
Regulatory assets	547,084	553,564
Pension asset	9,508	8,853
Goodwill	494,513	495,738
Other intangible assets, net of accumulated amortization of $2,380 and $2,052	101,874	102,202
Derivative instruments	22,897	39,886
Other deferred charges	73,401	77,703

Total deferred charges	1,249,277	1,277,946

	$6,132,402	$6,230,834

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
	(In thousands, except share information)

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders' equity:
Common stock outstanding (no par value, 120,000,000 shares authorized: issued
and outstanding 76,683,386 and 76,648,472 shares)	$1,039,908	$1,040,451
Accumulated other comprehensive income, net of income tax	13,855	28,909
Retained earnings	637,907	623,936
Total common stockholders' equity	1,691,670	1,693,296
Cumulative preferred stock of subsidiary without mandatory redemption requirements ($100 stated value, 10,000,000 shares authorized:
115,293 issued and outstanding)	11,529	11,529
Long-term debt	1,766,994	1,765,907

Total capitalization	3,470,193	3,470,732

Current Liabilities:
Short-term debt	739,345	764,345
Accounts payable	190,070	214,229
Accrued interest and taxes	55,269	98,789
Regulatory liabilities	16,131	1,172
Derivative instruments	49,698	71,019
Other current liabilities	222,209	226,507

Total current liabilities	1,272,722	1,376,061

Long-Term Liabilities:
Accumulated deferred income taxes	582,501	577,443
Accumulated deferred investment tax credits	29,383	30,236
Regulatory liabilities	400,101	398,170
Asset retirement obligations	62,602	61,338
Accrued pension liability and postretirement benefit cost	132,461	134,799
Derivative instruments	21,075	16,290
Other deferred credits	161,364	165,765

Total long-term liabilties	1,389,487	1,384,041

Commitments and Contingencies (see Note 9)

	$6,132,402	$6,230,834

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$29,969	$26,325
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	47,432	40,011
Allowance for equity funds used during construction	(454)	(47)
Deferred income tax expense (benefit)	14,282	(10,279)
Equity in net loss of EnergyCo	662	-
Net unrealized gains on derivatives	(3,795)	(2,703)
Realized gains on investment securities	(811)	(1,407)
Carrying charges on regulatory assets and liabilities	(1,018)	(2,833)
Amortization of fair value of acquired Twin Oaks sales contract	(20,035)	-
Amortization of emissions allowances	701	-
Amortization of fair value of acquired First Choice contracts	(361)	(4,402)
Stock based compensation expense	4,381	4,373
Excess tax benefit from stock-based payment arrangements	(6)	(313)
Other, net	1,317	2,456
Changes in certain assets and liabilities:
Accounts receivable	(31,487)	22,461
Other receivables	14,703	14,180
Unbilled revenues	34,396	23,296
Regulatory assets	4,624	22,144
Other assets	2,799	11,043
Accrued pension liability and postretirement benefit costs	(2,776)	(2,841)
Accounts payable	(25,897)	(102,149)
Accrued interest and taxes	(6,008)	24,751
Deferred credits	(5,783)	(5,436)
Other liabilities	(13,213)	(26,184)
Net cash flows from operating activities	43,622	32,446

Cash Flows From Investing Activities:
Utility plant additions	(89,484)	(51,727)
Proceeds from sales of investment securities	31,803	30,449
Purchases of investment securities	(36,365)	(30,301)
Proceeds from sales of utility plant	4,572	-
Return of principal on PVNGS lessor notes	11,612	10,956
Investment in EnergyCo	(2,500)	-
Other, net	4,290	870
Net cash flows from investing activities	(76,072)	(39,753)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Cash Flows From Financing Activities:
Short-term debt borrowings (repayments), net	(25,000)	(1,213)
Issuance of common stock	1,070	671
Proceeds from stock option exercise	6,509	1,765
Purchases of common stock to satisfy stock awards	(11,587)	(2,853)
Excess tax benefits from stock-based payment arrangements	6	313
Dividends paid	(16,863)	(13,758)
Other, net	(118)	(47)
Net cash flows from financing activities	(45,983)	(15,122)

Change in Cash and Cash Equivalents	(78,433)	(22,429)
Cash and Cash Equivalents at Beginning of Period	123,419	68,199
Cash and Cash Equivalents at End of Period	$44,986	$45,770

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$37,218	$25,750
Income taxes paid (refunded), net	$-	$-

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Net Earnings	$29,969	$26,325

Other Comprehensive Income:

Unrealized gains (losses) on investment securities:
Unrealized holding gains arising during the period,
net of income tax expense of $1,420 and $7,605	2,167	11,604
Reclassification adjustment for (gains) included in net
earnings, net of income tax expense of $435 and $319	(663)	(486)

Fair value adjustment for certain derivative transactions:
Change in fair market value of designated cash flow hedges,
net of income tax benefit of $11,886 and $9,064	(18,112)	(14,646)
Reclassification adjustment for (gains) losses included in
net earnings, net of income tax expense (benefit)
of $(954) and $1,195	1,554	(1,484)

Total Other Comprehensive Income (Loss)	(15,054)	(5,012)

Total Comprehensive Income	$14,915	$21,313

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Operating Revenues:
Electric	$240,325	$311,467
Gas	216,484	207,476
Total operating revenues	456,809	518,943

Operating Expenses:
Cost of energy sold	264,881	339,262
Administrative and general	44,382	41,128
Energy production costs	40,505	37,587
Depreciation and amortization	26,356	24,855
Transmission and distribution costs	17,641	14,307
Taxes other than income taxes	8,686	9,313
Income taxes	14,832	14,962
Total operating expenses	417,283	481,414
Operating income	39,526	37,529

Other Income and Deductions:
Interest income	8,702	9,353
Gains on investment securities	58	944
Other income	1,141	884
Other deductions	(609)	(851)
Other income taxes	(3,492)	(4,011)
Net other income and deductions	5,800	6,319
Earnings before interest charges	45,326	43,848

Interest Charges:
Interest on long-term debt	12,437	11,859
Other interest charges	3,655	1,561
Total interest charges	16,092	13,420

Net Earnings	29,234	30,428

Preferred Stock Dividend Requirements	132	132

Net Earnings Available for Common Stock	$29,102	$30,296

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
	(In thousands)

ASSETS
Utility Plant:
Electric plant in service	$2,909,250	$2,742,795
Gas plant in service	732,152	721,168
Common plant in service and plant held for future use	57,082	72,806
	3,698,484	3,536,769
Less accumulated depreciation and amortization	1,361,127	1,279,349
	2,337,357	2,257,420
Construction work in progress	243,335	191,403
Nuclear fuel, net of accumulated amortization of $17,296 and $14,008	32,610	28,844

Net utility plant	2,613,302	2,477,667

Other Property and Investments:
Investment in PVNGS lessor notes	245,356	257,659
Other investments	146,210	138,777
Non-utility property	979	966

Total other property and investments	392,545	397,402

Current Assets:
Cash and cash equivalents	6,433	11,886
Special deposits	548	376
Accounts receivable, net of allowance for uncollectible accounts of $1,703 and $1,788	155,013	122,648
Unbilled revenues	56,575	81,166
Other receivables	61,434	62,040
Affiliate accounts receivable	-	7,879
Inventories	58,101	51,801
Regulatory assets	2,833	17,507
Income taxes receivable	2,731	13,222
Derivative instruments	26,755	27,750
Other current assets	53,184	51,231

Total current assets	423,607	447,506

Deferred Charges:
Regulatory assets	406,492	410,979
Derivative instruments	18,168	12,504
Goodwill	102,562	-
Other deferred charges	64,804	66,465

Total deferred charges	592,026	489,948

	$4,021,480	$3,812,523

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
	(In thousands, except share information)

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholder's equity:
Common stock outstanding (no par value, 40,000,000 shares authorized:
39,117,799 shares issued and outstanding)	$932,483	$765,500
Accumulated other comprehensive income, net of income tax	12,741	8,761
Retained earnings	434,004	404,261
Total common stockholder's equity	1,379,228	1,178,522
Cumulative preferred stock without mandatory redemption requirements
($100 stated value, 10,000,000 shares authorized: 115,293 shares issued
and outstanding)	11,529	11,529
Long-term debt	988,400	987,205

Total capitalization	2,379,157	2,177,256

Current Liabilities:
Short-term debt	245,700	250,274
Accounts payable	128,918	138,577
Affiliate accounts payable	23,676	16,898
Accrued interest and taxes	41,949	41,340
Regulatory liabilities	16,131	1,172
Derivative instruments	26,099	43,096
Other current liabilities	58,744	82,262

Total current liabilities	541,217	573,619

Long-Term Liabilities:
Accumulated deferred income taxes	390,836	359,416
Accumulated deferred investment tax credits	28,917	29,404
Regulatory liabilities	358,829	344,036
Asset retirement obligations	61,812	60,493
Accrued pension liability and postretirement benefit cost	127,298	129,595
Derivative instruments	10,894	14,100
Other deferred credits	122,520	124,604

Total long-term liabilities	1,101,106	1,061,648

Commitments and Contingencies (see Note 9)

	$4,021,480	$3,812,523

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$29,234	$30,428
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	32,854	29,780
Allowance for equity funds used during construction	(380)	1
Deferred income tax expense (benefit)	7,137	(11,889)
Net unrealized gains on derivatives	(3,892)	(504)
Realized gains on investment securities	(811)	(1,407)
Carrying charges on other regulatory assets and liabilities	(1,018)	(1,297)
Other, net	(923)	(105)
Changes in certain assets and liabilities, net of amounts acquired:
Accounts receivable	(22,552)	19,292
Unbilled revenues	28,122	18,131
Regulatory assets	3,947	23,102
Other assets	11,851	17,715
Accrued pension liability and postretirement benefit costs	(1,457)	(566)
Accounts payable	(12,482)	(86,523)
Accrued interest and taxes	9,388	36,804
Deferred credits	(4,570)	(2,855)
Other liabilities	(6,935)	(24,089)
Net cash flows from operating activities	67,513	46,018

Cash Flows From Investing Activities:
Utility plant additions	(80,335)	(38,806)
Proceeds from sales of investment securities	31,803	30,449
Purchases of investment securities	(36,365)	(30,301)
Proceeds from sales of utility plant assets	4,572	-
Return of principal on PVNGS lessor notes	11,612	10,956
Other, net	871	652
Net cash flows from investing activities	(67,842)	(27,050)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Cash Flows From Financing Activities:
Short-term debt borrowings (repayments), net	(4,574)	(24,913)
Dividends paid	(132)	(132)
Other, net	(418)	23
Net cash flows from financing activities	(5,124)	(25,022)

Change in Cash and Cash Equivalents	(5,453)	(6,054)
Cash and Cash Equivalents at Beginning of Period	11,886	12,690
Cash and Cash Equivalents at End of Period	$6,433	$6,636

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$21,883	$11,935
Income taxes paid (refunded), net	$-	$-

Supplemental schedule of noncash investing and financing activities:

As of January 1, 2007, TNMP transferred its New Mexico operational assets and liabilities to PNMR through a redemption of TNMP’s common stock. PNMR contemporaneously contributed the TNMP
New Mexico operational assets and liabilities to PNM. See Note 14.

Assets transferred	$216,422
Liabilities transferred	49,438
Net assets transferred - increase in common stockholder's equity	$166,984

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Net Earnings Available for Common Stock	$29,102	$30,296

Other Comprehensive Income (Loss):

Unrealized gains (losses) on investment securities:
Unrealized holding gains arising during the period,
net of income tax expense of $1,420 and $7,605	2,167	11,604
Reclassification adjustment for (gains) included in net
earnings, net of income tax expense of $435 and $319	(663)	(486)

Fair value adjustment for certain derivative transactions:
Change in fair market value of designated cash flow hedges,
net of income tax (expense) benefit of $(1,013) and $6,607	1,545	(10,081)
Reclassification adjustment for (gains) losses included in net
earnings, net of income tax expense (benefits) of $(610) and $2,217	931	(3,382)

Total Other Comprehensive Income (Loss)	3,980	(2,345)

Total Comprehensive Income	$33,082	$27,951

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Electric Operating Revenues	$40,928	$35,547

Operating Expenses:
Cost of energy sold	7,171	6,448
Administrative and general	8,902	9,215
Depreciation and amortization	7,000	6,174
Transmission and distribution costs	4,923	3,745
Taxes other than income taxes	4,825	5,190
Income taxes	352	(1,679)
Total operating expenses	33,173	29,093
Operating income	7,755	6,454

Other Income and Deductions:
Interest income	88	255
Other income	276	168
Carrying charges on regulatory assets	-	1,973
Other deductions	(27)	(24)
Other income taxes	(76)	(907)
Net other income and deductions	261	1,465
Earnings before interest charges	8,016	7,919

Interest Charges:
Interest on long-term debt	6,432	6,432
Other interest charges	646	802
Total interest charges	7,078	7,234

Net Earnings From Continuing Operations	938	685

Discontinued Operations, net of income tax
expense of $0 and $1,003	-	471

Net Earnings	$938	$1,156

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
	(In thousands)

ASSETS
Utility Plant:
Electric plant in service	$774,716	$925,538
Common plant in service and plant held for future use	488	589
	775,204	926,127
Less accumulated depreciation and amortization	267,013	326,404
	508,191	599,723
Construction work in progress	10,318	13,799
Net utility plant	518,509	613,522

Other Property and Investments:
Other investments	555	511
Non-utility property, net of accumulated depreciation of $0 and $3	2,110	2,120
Total other property and investments	2,665	2,631

Current Assets:
Cash and cash equivalents	92	2,542
Accounts receivable, net of allowance for uncollectible accounts of $0 and $31	7,184	10,317
Federal income tax receivable	40,068	40,473
Unbilled revenues	2,170	6,000
Affiliate accounts receivable	12,011	-
Other receivables	4,850	1,515
Inventories	1,549	1,509
Other current assets	205	944
Total current assets	68,129	63,300

Deferred Charges:
Stranded costs	88,956	89,949
Carrying charges on stranded costs	41,112	41,584
Other regulatory assets	10,525	11,052
Goodwill	260,183	363,764
Pension asset	9,508	8,853
Other deferred charges	7,647	9,205
Total deferred charges	417,931	524,407

	$1,007,234	$1,203,860

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
	(In thousands, except share information)

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholder’s equity:
Common stock outstanding ($10 par value, 12,000,000 shares authorized:
6,358 and 9,615 shares issued and outstanding)	$64	$96
Paid-in-capital	326,111	492,812
Accumulated other comprehensive income, net of income tax	562	562
Retained earnings	24,049	21,149
Total common stockholder’s equity	350,786	514,619
Long-term debt	419,127	420,546

Total capitalization	769,913	935,165

Current Liabilities:
Short term debt - affiliate	29,200	-
Accounts payable	3,639	11,332
Affiliate accounts payable	6,460	15,673
Accrued interest and taxes	15,892	23,110
Other current liabilities	5,058	10,102

Total current liabilities	60,249	60,217

Long-Term Liabilities:
Accumulated deferred income taxes	126,979	145,641
Accumulated deferred investment tax credits	467	832
Regulatory liabilities	41,272	54,134
Accrued pension liability and postretirement benefit cost	5,163	5,203
Other deferred credits	3,191	2,668

Total long-term liabilities	177,072	208,478

Commitments and Contingencies (see Note 9)

	$1,007,234	$1,203,860

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$938	$1,156
Adjustments to reconcile net earnings to
net cash flows from operating activities:
Depreciation and amortization	6,905	7,805
Rate case amortization	938	-
Allowance for equity funds used during construction	(74)	(47)
Deferred income tax expense (benefit)	(1,247)	430
Carrying charges on deferred stranded costs	-	(1,973)
Interest on retail competition transition obligation	-	437
Other, net	(350)	340
Changes in certain assets and liabilities:
Accounts receivable	(6,532)	2,173
Unbilled revenues	299	(316)
Other assets	548	1,838
Accrued pension liability and postretirement benefit costs	(185)	(507)
Accounts payable	(4,870)	725
Accrued interest and taxes	(4,481)	(6,477)
Change in affiliate accounts	(13,610)	4,528
Other liabilities	(2,123)	(2,072)
Net cash flows from operating activities	(23,844)	8,040

Cash Flows From Investing Activities:
Utility plant additions	(7,804)	(7,216)
Other, net	(3)	31
Net cash flows from investing activities	(7,807)	(7,185)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Cash Flow From Financing Activities:
Short-term debt - affiliate	29,200	-
Other, net	1	34

Net cash flows from financing activities	29,201	34

Change in Cash and Cash Equivalents	(2,450)	889
Cash and Cash Equivalents at Beginning of Period	2,542	16,228
Cash and Cash Equivalents at End of Period	$92	$17,117

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$5,912	$5,482
Income taxes paid (refunded), net	$-	$-

Supplemental schedule of noncash investing and financing activities:

As of January 1, 2007, TNMP transferred its New Mexico operational assets and liabilities to PNMR through a redemption of TNMP’s common stock. PNMR contemporaneously contributed the TNMP
New Mexico operational assets and liabilities to PNM. See Note 14.

Assets transferred	$216,422
Liabilities transferred	49,438
Net assets transferred - common stock redeemed	$166,984

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Net Earnings and Total Comprehensive Income (Loss)	$938	$1,156

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1)	Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of the management of PNMR, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments which are necessary to present fairly the Company’s financial position at March 31, 2007 and December 31, 2006, the consolidated results of its operations and comprehensive income for the three months ended March 31, 2007 and 2006 and the consolidated statements of cash flows for the three months ended March 31, 2007 and 2006. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated.

These Condensed Consolidated Financial Statements are unaudited, and certain information and note disclosures normally included in the Company’s annual Consolidated Financial Statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these financial statements should refer to PNMR’s, PNM’s and TNMP’s audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2006 that are included in their respective Annual Reports on Form 10-K for the year ended December 31, 2006. The results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

Presentation

The Notes to Condensed Consolidated Financial Statements include disclosures for PNMR, PNM and TNMP. For discussion purposes, this report will use the term “Company” when discussing matters of common applicability to PNMR, PNM and TNMP. Discussions regarding only PNMR, PNM or TNMP will be indicated as such. Certain amounts in the 2006 Condensed Consolidated Financial Statements and Notes thereto for PNMR, PNM and TNMP have been reclassified to conform to the 2007 financial statement presentation.

At December 31, 2006, certain income tax receivables and payables were shown on a net basis. At March 31, 2007, these income tax receivables and payables are shown gross on the Condensed Consolidated Balance Sheet. For comparability, the December 31, 2006 balances have been reclassified resulting in income tax receivables and payables each being increased by $65.2 million for PNMR, $13.2 million for PNM, and $4.1 million for TNMP.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and subsidiaries in which it owns a majority voting interest and the PVNGS Capital Trust. PNMR’s primary subsidiaries are PNM, TNMP, First Choice and Altura. Corporate administrative and general expenses, which represent costs that are driven primarily by corporate level activities, are allocated to the business segments. Other significant intercompany transactions between PNMR, PNM and TNMP in 2007 or 2006 include energy purchases and sales, dividends paid on common stock and consolidation of the PVNGS Capital Trust. All significant intercompany transactions and balances have been eliminated. (See Note 12.)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)	Acquisition of Twin Oaks

On April 18, 2006, PNMR’s wholly owned subsidiary, Altura, purchased the Twin Oaks business, which included the 305 MW coal-fired Twin Oaks power plant located 150 miles south of Dallas, Texas. The results of Twin Oaks operations have been included in the Consolidated Financial Statements of PNMR from that date.

As part of the acquisition of Twin Oaks, PNMR determined the fair value of two contractual obligations to sell power. The first contract obligates PNMR to sell power through September 2007 at which time the second contract begins and extends for three years. In comparing the pricing terms of the contractual obligations against the forward price of electricity in the relevant market, PNMR concluded that the contracts were below market. In accordance with SFAS 141, as amended, the contracts were recorded at fair value and will be amortized as an increase in operating revenue over the contract lives. The amortization matches the difference between the forward price curve and the contractual obligations for each month in accordance with the contract as of the acquisition date. For the first contract, $94.9 million was recorded in other current liabilities and $52.4 million was recorded in other deferred credits for a contract total of $147.3 million. As of March 31, 2007, the Company had amortized $90.9 million, including $20.0 million during the three months ended March 31, 2007, leaving a balance on the first contract of $56.4 million. For the second contract, $29.6 million was recorded in other deferred credits. See Note 4 for information on the accounting treatment of these contracts.

The following unaudited pro forma financial information presents a summary of PNMR’s consolidated results of operations for the three months ended March 31, 2006 assuming the acquisition of Twin Oaks had been completed as of January 1, 2006, including adjustments to reflect the allocation of the purchase price to the acquired net assets. The pro forma financial information does not include synergy savings that may result from the business combination and is not necessarily indicative of the results of operations if the acquisition had been effective as of this date.

For the Three Months
Ended March 31, 2006
(In thousands, except per share amounts)

Operating revenues	$694,948
Operating expenses	$637,004
Net earnings	$31,137
Net earnings per common share:
Basic	$0.45
Diluted	$0.45

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)	Segment Information

The following segment presentation is based on the methodology that the Company’s management uses for making operating decisions and assessing performance of its various business activities. The following presentation reports operating results without regard to the effect of accounting or regulatory changes and similar other items not related to normal operations. As discussed below and effective January 1, 2007, TNMP’s New Mexico operations were transferred to PNM Electric. See Note 14. The 2006 segment information is presented as previously reported and does not reflect this transfer.

REGULATED OPERATIONS

PNM Electric

PNM Electric is a regulated utility that provides integrated electricity services that include the generation, transmission and distribution of electricity for retail electric customers in New Mexico and the sale of transmission to third parties as well as to the PNM Wholesale segment.

TNMP Electric

TNMP Electric is a regulated utility operating in Texas and, through December 31, 2006, in New Mexico. TNMP’s operations are subject to traditional cost of service regulation. TNMP provides regulated transmission and distribution services in Texas under the TECA.

Through December 31, 2006, TNMP provided integrated electric services that included the transmission, distribution, and sale of electricity to its New Mexico customers as well as transmission to third parties and to PNM. Effective January 1, 2007, TNMP’s New Mexico operations were transferred to PNM. PNM Wholesale was the sole electricity supplier for the transferred operations both before and after the transfer of assets.

PNM Gas

PNM Gas is a regulated utility that distributes natural gas to most of the major communities in New Mexico. The customer base of PNM Gas includes both sales-service customers and transportation-service customers. PNM Gas purchases natural gas in the open market and resells it at cost to its sales-service customers. As a result, increases or decreases in gas revenues resulting from gas price fluctuations do not impact PNMR’s or PNM’s consolidated gross margin or earnings.

UNREGULATED OPERATIONS

Wholesale

PNMR Wholesale includes PNM Wholesale and Altura and consists of the generation and sale of electricity into the wholesale market. PNM Wholesale sells the unused capacity of PNM’s jurisdictional assets as well as the capacity of PNM’s wholesale plants excluded from retail rates. Although the FERC has jurisdiction over the rates of PNM Wholesale, the Company includes PNM Wholesale in the unregulated portion of its business because PNM Wholesale is not subject to traditional rate of return regulation. Altura is included in the results of operations for PNMR from the date of acquisition of Twin Oaks on April 18, 2006 (See Note 2). Power from Twin Oaks is sold at wholesale in markets served by ERCOT.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

First Choice

First Choice is a certified retail electric provider operating in Texas, which allows it to provide electricity to residential, small and large commercial, industrial and institutional customers. Although First Choice is regulated in certain respects by the PUCT, PNMR includes First Choice in the unregulated portion of its business because First Choice is not subject to traditional rate of return regulation.

CORPORATE AND OTHER

PNMR provides energy and technology related services through its wholly owned subsidiary, Avistar, and those results are included in the Corporate and Other segment. PNMR Services Company provides corporate services to the Company and its subsidiaries and is also included in the Corporate and Other segment.

Adjustments related to EITF 03-11 are included in Corporate and Other. This requires a net presentation of all realized gains and losses on non-normal derivative transactions that do not physically deliver and that are offset by similar transactions during settlement. Management evaluates Wholesale operations on a gross presentation basis due to its primarily net asset-backed marketing strategy and the importance it places on the Company’s ability to repurchase and remarket previously sold capacity.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR SEGMENT INFORMATION

Summarized financial information for PNMR by business segment for the three months ended March 31, 2007 is as follows (in thousands):

		Regulated		Unregulated
Segments of Business	PNM	TNMP	PNM		First	Corporate
	Electric (c)	Electric (c)	Gas	Wholesale	Choice	and Other		Consolidated

2007:
Operating revenues	$167,875	$24,161	$216,484	$125,867	$135,518	$(16,404)	(a)	$653,501
Intersegment revenues	2,238	16,767	48	8,684	47	(27,784)		-
Total Revenues	170,113	40,928	216,532	134,551	135,565	(44,188)		653,501
Cost of energy	66,502	7,171	161,713	76,347	110,816	(44,029)	(a)	378,520
Intersegment energy transfer	(5,658)	-	-	5,658	-	-		-
Gross Margin	109,269	33,757	54,819	52,546	24,749	(159)		274,981
Operating expenses	72,312	18,650	25,612	25,701	15,157	2,461	(b)	159,893
Depreciation and amortization	16,385	7,000	6,181	7,759	471	2,646		40,442
Income taxes	4,257	352	7,922	3,937	3,407	(5,906)	(b)	13,969
Operating Income	16,315	7,755	15,104	15,149	5,714	640		60,677

Interest income	6,117	88	996	1,438	483	1,666		10,788
Other income (deductions)	137	249	122	298	(42)	(463)		301
Other income taxes	(2,476)	(76)	(443)	(687)	(157)	(111)		(3,950)
Net interest charges	(9,819)	(7,078)	(3,015)	(9,141)	(115)	(8,679)		(37,847)

Segment Net Earnings (Loss)	$10,274	$938	$12,764	$7,057	$5,883	$(6,947)		$29,969

Gross Property Additions	$61,921	$7,804	$7,150	$10,589	$(114)	$2,134		$89,484

At March 31, 2007:	$2,357,886	$986,568	$684,430	$1,044,787	$342,472	$716,259		$6,132,402
Total Assets
Goodwill	$102,562	$260,183	$-	$-	$131,768	$-		$494,513

(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $16.6 million are reclassified to a net margin basis in accordance with GAAP.
(b)	Includes EnergyCo formation costs of $1.2 million included in operating expenses and an income tax benefit of $0.5 million included in income taxes.
(c)	Operations and assets, including goodwill, transferred from TNMP Electric to PNM Electric on January 1, 2007 are included in PNM Electric and excluded from TNMP Electric.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information for PNMR by business segment for the three months ended March 31, 2006 is as follows (in thousands):

		Regulated		Unregulated
Segments of Business	PNM	TNMP	PNM		First	Corporate
	Electric (c)	Electric (c)	Gas	Wholesale	Choice	and Other		Consolidated
2006:
Operating revenues	$136,596	$46,969	$207,476	$164,311	$105,082	$(4,633)	(a)	$655,801
Intersegment revenues	2,182	15,716	49	15,177	-	(33,124)		-
Total Revenues	138,778	62,685	207,525	179,488	105,082	(37,757)		655,801
Cost of energy	45,474	27,172	157,691	142,877	90,335	(37,577)	(a)	425,972
Intersegment energy transfer	(5,178)	-	-	5,178	-	-		-
Gross Margin	98,482	35,513	49,834	31,433	14,747	(180)		229,829
Operating expenses	67,154	21,532	25,090	11,785	13,178	167	(b)	138,906
Depreciation and amortization	14,972	7,731	5,920	3,161	498	2,048		34,330
Income taxes	3,072	(673)	6,266	5,014	300	(3,732)	(b)	10,247
Operating Income	13,284	6,923	12,558	11,473	771	1,337		46,346

Interest income	6,511	255	1,265	1,279	392	449		10,151
Other income (deductions)	198	2,129	101	706	(10)	368		3,492
Other income taxes	(2,656)	(912)	(541)	(786)	(139)	(67)		(5,101)
Net interest charges	(8,597)	(7,227)	(2,997)	(3,821)	(224)	(5,697)		(28,563)

Segment Net Earnings (Loss)	$8,740	$1,168	$10,386	$8,851	$790	$(3,610)		$26,325

Gross Property Additions	$30,316	$7,216	$4,365	$3,751	$297	$5,782		$51,727

At March 31, 2006:
Total Assets	$1,913,142	$1,168,674	$650,588	$406,267	$327,431	$536,861		$5,002,963
Goodwill	$-	$367,245	$-	$-	$131,910	$-		$499,155

(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $4.7 million are reclassified to a net margin basis in accordance with GAAP.
(b)	Includes TNP acquisition integration costs of $0.9 million included in operating expenses and an income tax benefit of $0.4 million included in income taxes.
(c)	Operations and assets, including goodwill, transferred from TNMP Electric to PNM Electric on January 1, 2007 are excluded from PNM Electric and included in TNMP Electric.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM SEGMENT INFORMATION

Summarized financial information for PNM by business segment for the three months ended March 31, 2007 is as follows (in thousands):

Segments of Business	PNM	PNM	PNM	Corporate
	Electric (b)	Gas	Wholesale	and Other		Consolidated

2007:
Operating revenues	$167,875	$216,484	$89,064	$(16,614)	(a)	$456,809
Intersegment revenues	2,238	48	8,684	(10,970)		-
Total Revenues	170,113	216,532	97,748	(27,584)		456,809
Cost of energy	66,502	161,713	64,181	(27,515)	(a)	264,881
Intersegment energy transfer	(5,658)	-	5,658	-		-
Gross Margin	109,269	54,819	27,909	(69)		191,928
Operating expenses	72,312	25,612	13,441	(151)		111,214
Depreciation and amortization	16,385	6,181	3,150	640		26,356
Income taxes	4,257	7,922	3,039	(386)		14,832
Operating Income	16,315	15,104	8,279	(172)		39,526

Interest income	6,117	996	1,321	268		8,702
Other income (deductions)	137	122	298	(99)		458
Other income taxes	(2,476)	(443)	(641)	68		(3,492)
Net interest charges	(9,819)	(3,015)	(3,642)	384		(16,092)

Segment Net Earnings	$10,274	$12,764	$5,615	$449		$29,102

Gross Property Additions	$61,921	$7,150	$11,264	$-		$80,335

At March 31, 2007:
Total Assets	$2,392,709	$693,168	$395,056	$540,547		$4,021,480
Goodwill	$102,562	$-	$-	$-		$102,562

(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $16.6 million are reclassified to a net margin basis in accordance with GAAP.
(b)	Includes operations and assets, including goodwill, transferred from TNMP Electric to PNM Electric on January 1, 2007.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information for PNM by business segment for the three months ended March 31, 2006 is as follows (in thousands):

Segments of Business	PNM	PNM	PNM	Corporate
	Electric (b)	Gas	Wholesale	and Other		Consolidated
2006:
Operating revenues	$136,596	$207,476	$164,311	$(4,741)	(a)	$503,642
Intersegment revenues	2,058	49	-	(2,107)		-
Affiliated Sales	124	-	15,177	-		15,301
Total Revenues	138,778	207,525	179,488	(6,848)		518,943
Cost of energy	45,474	157,691	142,877	(6,780)	(a)	339,262
Intersegment energy transfer	(5,178)	-	5,178	-		-
Gross Margin	98,482	49,834	31,433	(68)		179,681
Operating expenses	67,154	25,090	11,785	(1,694)		102,335
Depreciation and amortization	14,972	5,920	3,161	802		24,855
Income taxes	3,072	6,266	5,014	610		14,962
Operating Income	13,284	12,558	11,473	214		37,529

Interest income	6,511	1,265	1,279	298		9,353
Other income/(deductions)	198	101	706	(160)		845
Other income taxes	(2,656)	(541)	(786)	(28)		(4,011)
Net interest charges	(8,597)	(2,997)	(3,821)	1,995		(13,420)

Segment Net Earnings	$8,740	$10,386	$8,851	$2,319		$30,296

Gross Property Additions	$30,316	$4,365	$3,751	$374		$38,806

At March 31, 2006:
Total Assets	$1,913,142	$650,588	$406,267	$480,548		$3,450,545

(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $4.7 million are reclassified to a net margin basis in accordance with GAAP.
(b)	Excludes operations and assets, including goodwill, transferred from TNMP Electric to PNM Electric on January 1, 2007.

TNMP SEGMENT INFORMATION

TNMP operates in only one reportable segment; therefore tabular presentation of segment data is not presented.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)	Energy Related Derivative Contracts

OVERVIEW

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

The Company may enter into agreements for the sale or purchase of derivative instruments, including options and swaps, to manage risks related to changes in natural gas prices and electric prices. At the inception of any such transaction, the Company documents the relationships between the hedging instruments and the items being hedged. This documentation includes the strategy that supports executing the specific transaction. See Note 7 for additional information regarding interest rate swaps.

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

PNMR

In addition to the commodity transactions that PNM enters into as described above, two other subsidiaries of PNMR enter into commodity transactions.

Normal Sales and Purchases Transactions

PNMR’s subsidiary, First Choice, enters into physical energy contracts to meet the needs of its competitive customer load. These contracts qualify for the “normal sales and purchases” accounting exception pursuant to SFAS 133, as the energy purchased is physically delivered and sold to First Choice customers within ERCOT. Expenses related to these purchases are recorded in cost of energy at the time of delivery.

PNMR’s subsidiary, Altura, at the time of acquisition of Twin Oaks (see Note 2), assumed an existing contract for the energy output of the Twin Oaks facility. This contract qualifies for the “normal sales and purchases” accounting exception pursuant to SFAS 133, as the energy sold is physically delivered within ERCOT to meet the needs of the purchaser's load requirements. Revenue related to this sale is recorded in electric revenues at the time of delivery.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Hedge Accounting Transactions

First Choice also enters into natural gas swaps and options to hedge the variable component of certain heat-rate power contracts used to serve retail customer load. The heat-rate contracts are priced based on a gas-to-power conversion factor using the NYMEX last day natural gas rates. Both the natural gas swaps and options qualify for cash flow hedge accounting treatment under SFAS 133. The natural gas swaps and the underlying power contract both contain like terms as both are indexed to NYMEX last day rates. Therefore the transactions are effective and no hedge ineffectiveness is recorded. The settlement day for the natural gas option contracts is one day prior to NYMEX last day. PNMR has tested the effectiveness and determined that the transactions are highly effective in offsetting changes associated with the underlying power contract. The ineffectiveness reported through the income statement as of March 2007 was immaterial. The maximum length of time over which First Choice is hedging its exposure to the variability in future cash flows is through October 2007.

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

Mark-to-Market Transactions

Electricity Contracts

First Choice enters into various forward physical and financial contracts for the purchase and sale of electricity with the intent of optimizing market opportunities. These contracts, which are derivatives, do not qualify for “normal” or “hedge” designation pursuant to SFAS 133, and are marked to market. The change in market valuation is recognized in earnings each period.

Gas Contracts

First Choice enters into various gas contracts on a trading basis to optimize market opportunities. These contracts are marked to market in accordance with SFAS 133. The change in market valuation is recognized in earnings each period.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR’s commodity derivative instruments are summarized as follows:

	March 31,	December 31,	March 31,	December 31,
	2007	2006	2007	2006
Type of Derivative	Mark-to-Market Instruments		Hedge Instruments
		(In thousands)
Current Assets
Energy contracts	$14,924	$17,773	$5,494	$7,208
Gas fixed-for-float swaps and futures	19,828	21,875	3,901	4,655
Options	4,682	4,032	-	-
Derivative assets for gas off-system sales
forward physical trades	479	-	-	-
PGAC portion of options, swaps and hedges	-	-	3,302	16,748
Total Current Assets	39,913	43,680	12,697	28,611

Deferred Charges
Energy contracts	2,581	2,666	-	26,991
Gas fixed-for-float swaps	14,041	7,288	3,200	1,872
Options	3,075	1,028	-	-
PGAC portion of options, swaps and hedges	-	-	749	3,337
Total Deferred Charges	19,697	10,982	3,949	32,200

Total Assets	59,610	54,662	16,646	60,811

Current Liabilities
Energy contracts	(18,782)	(16,499)	(808)	-
Gas fixed-for-float swaps	(17,139)	(21,518)	(384)	(6,845)
Options	(4,008)	(4,003)	-	(109)
PGAC portion of options, swaps and hedges	-	-	(3,302)	(16,748)
Total Current Liabilities	(39,929)	(42,020)	(4,494)	(23,702)

Long-Term Liabilities
Energy contracts	(6,583)	(7,472)	(6,356)	(154)
Gas fixed-for-float swaps	(2,144)	(862)	(835)	(1,915)
Options	(3,693)	(842)	-	-
PGAC portion of options, swaps and hedges	-	-	(749)	(3,337)
Total Long-Term Liabilities	(12,420)	(9,176)	(7,940)	(5,406)

Total Liabilities	(52,349)	(51,196)	(12,434)	(29,108)

Net Total Assets and Liabilities	$7,261	$3,466	$4,212	$31,703

Gains or losses related to hedged instruments are reclassified from accumulated other comprehensive income when the hedged transaction settles and impacts earnings. The amounts, other than PGAC, shown as current assets and current liabilities, relate to contracts that will be settled in the next twelve months.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM

Normal Sales and Purchases Transactions

PNM enters into physical gas contracts to meet the needs of its gas retail sales-service customers. These contracts qualify for “the normal sales and purchases” accounting exceptions pursuant to SFAS 133.

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

Hedge Accounting Transactions

PGAC

The NMPRC has authorized PNM to use financial instruments to hedge certain portions of natural gas supply contracts during the winter months to protect PNM’s sales-service gas customers from the risk of adverse price fluctuations in the natural gas market. PNM has elected to use call options and financial swaps to hedge certain portions of the physical gas purchase contracts used exclusively for resale to PNM’s sales-service gas customers. The contracts qualify for hedge accounting treatment under SFAS 133. Option premium expenses are deferred on PNM’s balance sheet as a regulatory asset as incurred and amortized into the PGAC for recovery as a component of gas costs during the winter heating season. Option premium expense and hedge gains and losses from both types of instruments are passed through PNM’s PGAC with no income statement effect if deemed prudently incurred by the NMPRC.

PNM also enters into financial swaps to hedge the variable portion of its winter gas portfolio. PNM has hedged 6.1 million MMBtus utilizing the fixed-for-float strategy for 2006-2007 and the 2007-2008 winter heating season. Any settled fixed-for-float financial transactions are passed through PNM’s PGAC.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Wholesale Gas

PNM also enters into various fixed-for-float price swaps to manage the costs associated with running PNM’s gas generation units. The hedges are effective in offsetting future cash flow volatility caused by changes in natural gas prices. There is no hedge ineffectiveness on these transactions because the hedged transactions and the hedged item are based on the same forward curve. Any market changes in valuation from inception until March 30, 2007 are recorded in other comprehensive income; market valuation changes from March 30, 2007 until settlement are marked to market. The maximum length of time over which PNM is hedging its exposure to the variability in future cash flows is through June 2016.

SO2 Allowances

PNM has entered into a fair value hedge to protect against fair-value changes to the Company’s SO2 emission allowances inventory. PNM assessed the effectiveness of the fair value hedge based on the changes in the intrinsic value of the hedging instrument and the hedged item. At March 31, 2007, PNM recognized an ineffectiveness gain on the hedging transaction of $1.1 million.

Mark-to-Market Transactions

Wholesale Electricity

PNM enters into various commodity derivative instruments, including but not limited to, forward physical contracts and options for the purchase and sale of electricity with the intent of optimizing market opportunities. These derivative contracts do not qualify for “the normal sales and purchases” exceptions or “hedge” designation pursuant to SFAS 133, and are marked to market. The change in market valuation is recognized in earnings each period.

Wholesale Gas

PNM enters into various fixed for float price swaps and physical gas purchases to manage the price risk of certain forward sales of power and the costs associated with running PNM's gas generation units. These contracts are marked to market in accordance with GAAP. The change in market valuation is recognized in earnings each period.

Liquidity Reserves

The market prices used to value PNM mark-to-market energy transactions and cash flow contracts are based on index prices and broker quotations. PNM enters into long-term physical option contracts and long-term financial gas swap contracts that are classified as derivatives and consequently marked to market through earnings. Generally, market data to value these types of transactions at PNM is available for up to 5 years for gas swaps and up to 18 months for options. The remaining time period, referred to as the illiquid period, is valued using internally developed pricing data. As a result, PNM records liquidity reserves on these contracts for market gains and losses in the illiquid period. PNM regularly assesses the validity and availability of pricing data for the illiquid period of its derivative transactions and adjusts its liquidity reserves, accordingly.

PNM also records liquidity reserves for the illiquid period for electricity contracts. This period is greater than five years which requires internal model assumptions and calculations to establish a forward market curve.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM’s commodity derivative instruments are summarized as follows:

	March 31,	December 31,	March 31,	December 31,
	2007	2006	2007	2006
Type of Derivative	Mark-to-Market Instruments		Hedge Instruments
		(In thousands)
Current Assets
Energy contracts	$8,253	$16,374	$-	$1,057
Gas fixed-for-float swaps	6,544	1,950	3,656	1,615
Options	2,841	2,986	-	-
Derivative assets for gas off-system sales
forward physical trades	479	-	-	-
PGAC portion of options, swaps and hedges	-	-	3,302	16,748
Total Current Assets	18,117	21,310	6,958	19,420

Deferred Charges
Energy contracts	-	2,666	-	-
Gas fixed-for-float swaps	12,172	7,101	3,200	1,872
Options	2,797	825	-	-
PGAC portion of options, swaps and hedges	-	-	749	3,337
Total Deferred Charges	14,969	10,592	3,949	5,209

Total Assets	33,086	31,902	10,907	24,629

Current Liabilities
Energy contracts	(11,069)	(10,928)	(808)	-
Gas fixed-for-float swaps	(4,492)	(6,440)	(330)	(2,872)
Options	(2,933)	(3,255)	-	-
PGAC portion of options, swaps and hedges	-	-	(3,302)	(16,748)
Total Current Liabilities	(18,494)	(20,623)	(4,440)	(19,620)

Long-Term Liabilities
Energy contracts	(4,214)	(7,472)	(1,194)	(154)
Gas fixed-for-float swaps	(291)	(421)	(835)	(1,915)
Options	(3,610)	(801)	-	-
PGAC portion of options, swaps and hedges	-	-	(749)	(3,337)
Total Long-Term Liabilities	(8,115)	(8,694)	(2,778)	(5,406)

Total Liabilities	(26,609)	(29,317)	(7,218)	(25,026)

Net Total Assets and Total Liabilities	$6,477	$2,585	$3,689	$(397)

Gains or losses related to hedged instruments are reclassified from accumulated other comprehensive income when the hedged transaction settles and impacts earnings. The amounts, other than PGAC, shown as current assets and current liabilities, relate to contracts that will be settled in the next twelve months.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)	Earnings Per Share

In accordance with SFAS 128, dual presentation of basic and diluted earnings per share has been presented in the Condensed Consolidated Statements of Earnings of PNMR. The following reconciliation illustrates the impact on the share amounts of potential common shares and the earnings per share amounts:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands, except per share amounts)

Net Earnings	$29,969	$26,325

Average Number of Common Shares Outstanding	76,659	68,787
Dilutive effect of common stock equivalents:
Stock options and restricted stock	701	497
Equity-linked units	739	91
Average Common and Common Equivalent Shares Outstanding	78,099	69,375

Net Earnings per Share of Common Stock:

Basic	$0.39	$0.38
Diluted	$0.38	$0.38

(a)	Excludes the effect of average anti-dilutive common stock equivalents related to out-of-the-money options of zero and 722,306 for the three months ended March 31, 2007 and 2006, respectively.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)	Stock-Based Compensation

Information concerning the Company’s stock-based compensation plans is contained in Note 13 of the Notes to Consolidated Financial Statements in the 2006 Annual Reports on Form 10-K.

Stock Options

The following table represents stock option activity for the three months ended March 31, 2007:

				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
		Exercise	Value	Contract Life
Stock Options	Shares	Price	(In thousands)	(Years)

Outstanding at beginning of period	2,999,606	$21.02
Granted	754,000	$30.50
Exercised	(278,859)	$20.11
Forfeited	(11,636)	$27.26

Outstanding at end of period	3,463,111	$23.11	$31,737	7.57

Options exercisable at end of period	1,848,561	$19.03	$24,525	6.17

Options available for future grant	2,485,793

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides additional information concerning stock option activity for the three months ended March 31:

Stock Options	2007	2006
	(In thousands, except per share amounts)

Weighted-average grant date fair value per share of options granted	$4.70	$3.87
Total intrinsic value of options exercised during the period	$3,103	$851

Restricted Stock

The following table summarizes nonvested restricted stock activity for the three months ended March 31, 2007:

		Weighted-
		Average
		Grant-Date
Nonvested Restricted Stock	Shares	Fair Value

Nonvested at beginning of period	161,769	$24.55
Granted	94,000	$28.76
Vested	(64,301)	$23.24
Nonvested at end of period	191,468	$25.93

The total fair value of shares of restricted stock that vested during the three months ended March 31, 2007 was $2.0 million.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)	Capitalization

Information concerning the Company’s financing activities is contained in Note 6 of the Notes to Consolidated Financial Statements in the Annual Reports on Form 10-K. PNMR and PNM have revolving credit facilities for borrowings up to $600 million and $400 million, respectively, that primarily expire in 2011 and local lines of credit amounting to $15 million and $13.5 million, respectively. PNMR and PNM also have commercial paper programs under which they may issue up to $400 million and $300 million of commercial paper, respectively. PNMR entered into a short-term bridge loan agreement for temporary financing of Twin Oaks (See Note 2). The revolving credit facilities serve as support for the commercial paper programs. Operationally, this means the aggregate borrowings under the commercial paper program and the revolving credit facility for each of PNMR and PNM cannot exceed the maximum amount of the revolving credit facility for that entity.

Short-term debt outstanding consists of:

	March 31,	December 31,
Short-term Debt	2007	2006
	(In thousands)

Commercial paper programs:
PNMR	$244,150	$263,550
PNM	245,700	251,300
PNMR bridge loan	249,495	249,495

	$739,345	$764,345

On April 17, 2007, PNMR repaid the balance due on the bridge loan. To facilitate the repayment, PNMR borrowed $250.5 million under its revolving credit facility. Reflecting this borrowing, at May 1, 2007, PNMR and PNM had $48.8 million and $188.8 million of availability under their respective revolving credit facilities and local lines of credit, including reductions of availability due to outstanding letters of credit and amounts outstanding under the commercial paper programs.

As of March 31, 2007 TNMP had outstanding borrowings of $29.2 million from PNMR under their intercompany loan agreement.

PNMR has entered into three fixed-to-floating interest rate swaps with an aggregate notional principal amount of $150.0 million. The swaps are accounted for as fair-value hedges with a liability position of approximately $2.8 million at March 31, 2007, with a corresponding reduction of long-term debt.

PNMR offers new shares of PNMR common stock through the PNM Direct Plan and an equity distribution agreement. For the three months ended March 31, 2007, PNMR had sold a combined total of 22,704 shares of its common stock through the PNMR Direct Plan and the equity distribution agreement for net proceeds of $0.7 million. PNMR also issued 12,210 shares of its common stocks for $0.4 million through its ESPP during the three months ended March 31, 2007.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8)	Pension and Other Postretirement Benefit Plans

PNMR and its subsidiaries maintain a qualified defined benefit pension plan, a plan providing medical and dental benefits to eligible retirees, and an executive retirement program (“PNM Plans”). PNMR maintains the legal obligation for the benefits owed to participants under these plans. TNMP also maintains a qualified defined benefit pension plan covering substantially all of its employees, a plan providing medical and death benefits to eligible retirees and an executive retirement program (“TNMP Plans”). Readers should refer to Note 12 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for additional information on these plans.

PNM Plans

The following table presents the components of the PNM Plans’ net periodic benefit cost (income):

	Three Months Ended March 31,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2007	2006	2007	2006	2007	2006
			(In thousands)
Components of Net Periodic
Benefit Cost (Income)
Service cost	$36	$126	$632	$678	$14	$14
Interest cost	7,953	7,710	1,928	1,842	272	264
Expected long-term return on assets	(10,194)	(10,138)	(1,463)	(1,354)	-	-
Amortization of net (gain) loss	971	1,210	1,460	1,670	24	25
Amortization of prior service cost	79	79	(1,422)	(1,422)	3	3
Net Periodic Benefit Cost (Income)	$(1,155)	$(1,013)	$1,135	$1,414	$313	$306

For the three months ended March 31, 2007 and 2006, PNM made contributions totaling $1.5 million and zero to trusts for other postretirement benefits. PNM expects to make contributions totaling $6.7 million during 2007 to trusts for other postretirement benefits. PNM does not anticipate making any contributions to the pension plan during 2007.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TNMP Plans

The following table presents the components of the TNMP Plans’ net periodic benefit cost (income):

	Three Months Ended March 31,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2007	2006	2007	2006	2007	2006
			(In thousands)
Components of Net Periodic
Benefit Cost (Income)
Service cost	$-	$-	$98	$106	$-	$-
Interest cost	1,057	1,085	165	178	19	19
Expected long-term return on assets	(1,710)	(1,754)	(114)	(114)	-	-
Amortization of net (gain) loss	(2)	-	(39)	-	-	-
Amortization of prior service cost	-	-	15	15	-	-
Net Periodic Benefit Cost (Income)	$(655)	$(669)	$125	$185	$19	$19

For the three months ended March 31, 2007 and 2006, TNMP did not make any contributions to trusts for other postretirement benefits. TNMP expects to make contributions totaling $0.7 million during 2007 to trusts for other postretirement benefits. TNMP does not anticipate making any contributions to the pension plan during 2007.

(9)	Commitments and Contingencies

OVERVIEW

There are various claims and lawsuits pending against the Company. The Company is also subject to federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites. In addition, the Company periodically enters into financial commitments in connection with its business operations. It is not possible at this time for the Company to determine fully the effect of all litigation and other legal proceedings on its results of operations or financial position. It is the Company’s policy to accrue for expected costs in accordance with SFAS 5, when it is probable that a SFAS 5 liability has been incurred and the amount of expected costs of these items to be incurred is reasonably estimable. These estimates include costs for external counsel and other professional fees. The Company is also involved in various legal proceedings in the normal course of its business. The associated legal costs for these routine matters are accrued when the legal expenses are incurred. The Company does not expect that any known lawsuits, environmental costs and commitments will have a material adverse effect on its financial condition or results of operations, although the outcome of litigation, investigations and other legal proceedings is inherently uncertain.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

COMMITMENTS AND CONTINGENCIES RELATED TO THE ENVIRONMENT

PNM

Renewable Portfolio Standard

The Renewable Energy Act of 2004 was enacted to encourage the development of renewable energy in New Mexico. As amended effective July 1, 2007, the act establishes a mandatory renewable energy portfolio standard requiring a utility to acquire a renewable energy portfolio equal to 5% of retail electric sales by January 1, 2006 and increasing to 10% by 2011, 15% by 2015 and 20% by 2020. The act provides for streamlined proceedings for approval of utilities’ renewable energy procurement plans, assures utilities recovery of costs incurred consistent with approved procurement plans and requires the NMPRC to establish a reasonable cost threshold for the procurement of renewable resources to prevent excessive costs being added to rates.

In August 2006, PNM filed its annual renewable energy portfolio report and 2007 renewable energy procurement plan. In its procurement plan, PNM stated that it would continue to procure renewable energy and RECs from wind and solar photovoltaic facilities and to capitalize the costs for recovery in its next rate case in accordance with a stipulation approved by the NMPRC in 2003. The procurement plan requested the NMPRC to amend PNM’s solar photovoltaic program to eliminate the annual ceiling on new customer subscriptions, to approve the procurement of renewable energy and RECs from a biomass facility under a 20-year PPA beginning in 2009 and to authorize recovery of the costs of procurement under the PPA, including costs related to imputed debt. The NMPRC issued a final order on December 14, 2006 which approved the amendment to the photovoltaic program, approved the procurement under the biomass PPA, and recognized a “disputable presumption” of the reasonableness of the costs of energy and capacity under the PPA. The NMPRC denied PNM’s request to recover imputed debt costs, but gave PNM leave to present the issue again in a rate case. On February 6, 2007, the NMPRC entered an order reopening the case with the limited purpose of reconsidering its determination that the act creates only a “disputable presumption” of the reasonableness of costs incurred under an approved procurement plan and invited briefs on that issue. PNM, the NMPRC staff, and the New Mexico Attorney General filed briefs. A decision is pending.

The Clean Air Act

Regional Haze

In 2005, the EPA issued the final rule addressing regional haze and guidelines for BART determinations. The purpose of the regional haze regulations is to address regional haze visibility impairment in the United States’ national parks and wilderness areas. The rule calls for all states to establish goals and emission reduction strategies for improving visibility in these areas. In October 2006, the EPA issued the final BART alternatives rule which made revisions to the 2005 regional haze rules. In particular, the alternatives rule defines how an SO2 emissions trading program developed by the Western Regional Air Partnership, a voluntary organization of western states, tribes and federal agencies, can be used by western states. New Mexico will be participating in the SO2 program, which is a trading program that will be implemented if SO2 reduction milestones, which are still being developed, are not met. The NMED has requested a BART analysis for nitrogen oxides and particulate be done for each of the four units at SJGS. The Company is working to complete this analysis in early June 2007, and upon completion will submit the analysis to the NMED. Potentially, additional nitrogen oxide emission reductions could be required. The nature and cost of compliance with these potential requirements cannot be determined at this time.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

New Source Review Rules

In 2003, the EPA issued a rule clarifying what constitutes routine maintenance, repair, and replacement of damaged or worn equipment, subject to safeguards to assure consistency with the Clean Air Act. In March 2006, a panel of the Court of Appeals for the District of Columbia Circuit vacated this rule. The action by the court did not eliminate the NSR exclusion for routine maintenance, repair, and replacement work nor did the decision rule on what activities are physical changes. The EPA’s authority to write a rule based on the current NSPS hourly emission increase test remains in place, although the U.S. Supreme Court agreed to hear an appeal of the 4th U.S. Circuit Court of Appeals ruling in favor of Duke Energy Corp with respect to the hourly emission increase test being the appropriate method for calculating an emissions increase for PSD purposes. On April 2, 2007, the U.S. Supreme Court issued its decision. In a unanimous decision, the U.S. Supreme Court vacated the decision of the Fourth U.S. Circuit Court of Appeals and remanded for further proceedings consistent with the U.S. Supreme Court’s opinion. The decision precludes the use of an increase in the maximum hourly emission rate for determining an emissions increase for PSD purposes. The decision did not eliminate the NSR exclusion for routine maintenance, repair, or replacement, nor did it preclude the EPA from promulgating a regulation allowing an emission increase test for PSD purposes to be based on an increase in the maximum hourly emission rate. EPA has announced that it will proceed with revision of the NSR rules to specify that only activities that increase an emitting unit’s hourly rate of emissions triggers a major modification. The Company is unable to determine the impact of this matter on its results of operations and financial position.

Citizen Suit Under the Clean Air Act

PNM reached an impasse with the Grand Canyon Trust and Sierra Club (“Plaintiffs”) and with the NMED with respect to certain matters under the Consent Decree of May 10, 2005.  As a result, PNM filed petitions with the United States District Court for the District of New Mexico on October 6 and 12, 2006, seeking a determination that PNM had complied with the Consent Decree with respect to the matters at issue. The controversies related to PNM’s reports on NOX controls and demisters at SJGS.  PNM reached an agreement with the Plaintiffs and the NMED concerning these issues which was set forth in a Stipulated Order. The Court entered the Stipulated Order approving the settlement on December 27, 2006. The settlement does not require any additional material expenditures with respect to the implementation of the Consent Decree. Counsel for Plaintiffs has submitted statements to PNM for payment of attorneys fees and costs incurred with respect to post-decree administration and disputes. PNM is presently reviewing these statements. If no agreement is reached on the fee and cost request, Plaintiffs have until May 29, 2007 to file an application for an award of fees and costs.

The Consent Decree includes a provision whereby stipulated penalties are assessed for non-compliance with specified emissions limits. Stipulated penalty amounts are placed in escrow on a quarterly basis pending review of SJGS’s emissions performance for each quarter. For the years 2005 and 2006, PNM has placed $1.2 million into escrow as potential stipulated penalties. By letter dated March 20, 2007, the NMED and Plaintiffs requested information concerning PNM’s calculation of potential stipulated penalty amounts and the amounts held in escrow. PNM is presently formulating its response to the March 20, 2007 letter.

Navajo Nation Environmental Issues

Four Corners is located on the Navajo Reservation and is held under an easement granted by the federal government as well as a lease from the Navajo Nation. APS is the Four Corners operating agent and PNM owns a 13.0% ownership interest in Units 4 and 5 of Four Corners.

The Navajo Acts, enacted in 1995, purport to give the Navajo Nation EPA authority to promulgate regulations covering air quality, drinking water, and pesticide activities, including those activities that occur at Four Corners. In October 1995, the Four Corners participants filed a lawsuit in the District Court of the Navajo Nation, Window Rock District, challenging the applicability of the Navajo Acts as to Four Corners. The District Court stayed these proceedings pursuant to a request by the parties and the parties are seeking to negotiate a settlement.

In 2000, the Navajo Tribal Council approved operating permit regulations under the Navajo Nation Air Pollution Prevention and Control Act. The Four Corners participants believe that the regulations fail to recognize that the Navajo Nation did not intend to assert jurisdiction over Four Corners. Each of the Four Corners participants filed a petition with the Navajo Supreme Court for review of the operating permit regulations. Those proceedings have been stayed, pending the outcome of the settlement negotiations mentioned above.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In May 2005, APS and the Navajo Nation signed a Voluntary Compliance Agreement which would resolve the dispute regarding the Air Pollution and Control Act portion of the lawsuit for the term of the Voluntary Compliance Agreement. On March 21, 2006, the EPA determined that the Navajo Nation was eligible for “treatment as a state” for the purpose of entering into a supplemental delegation agreement with the EPA to administer the Clean Air Act Title V, Part 71 federal permit program over Four Corners. The EPA entered into the supplemental delegation agreement with the Navajo Nation on the same day. Because the EPA’s approval was consistent with the requirements of the Voluntary Compliance Act, SRP and APS sought and obtained dismissal of the pending litigation in the Navajo Nation Supreme Court, as well as the pending litigation in the Navajo Nation District Court to the extent the claims relate to the Clean Air Act. The agreement does not address or resolve any dispute relating to other Navajo Acts.

The Company cannot currently predict the outcome of these matters.

Four Corners Federal Implementation Plan Litigation

In September 1999, the EPA proposed a FIP to set air quality standards at certain power plants, including Four Corners.  On July 26, 2006, the Sierra Club sued the EPA in an attempt to force the EPA to issue a final FIP to limit emissions at the Four Corners.  On September 12, 2006, the EPA proposed a revised FIP to establish air quality standards at Four Corners.

APS, the Four Corners operator, intervened in the proceeding as a defendant in order to protect the interests of the participants. The Sierra Club and the EPA reached a settlement over the timing of the issuance of the FIP and a Consent Decree was lodged with the Court on December 13, 2006 and notice of the lodging of the Consent Decree was published in the March 15, 2007 Federal Register. Under the terms of the proposed Consent Decree, the EPA on April 30, 2007, issued the final FIP for Four Corners.  The FIP essentially federalizes the requirements contained in the New Mexico State Implementation Plan, which Four Corners has historically followed.  In the case of sulfur dioxide, the FIP includes an emission limit that Four Corners has achieved following a successful program to determine if additional reductions could be made with the existing controls. The FIP also includes a requirement to control fugitive dust within 18 months after the FIP becomes effective. The Company is unable to determine the impact of these matters on its results of operations and financial position.

In addition, on August 21, 2006, the EPA proposed a FIP to implement “minor New Source Review” on Tribal reservations. The FIP, if finalized, would apply to Four Corners and would require preconstruction review and permitting of plant projects that meet specified criteria. PNM does not currently expect this FIP to have a material adverse effect on its financial position, results of operations, cash flows or liquidity.

Santa Fe Generating Station

PNM and the NMED conducted investigations of gasoline and chlorinated solvent groundwater contamination detected beneath PNM’s former Santa Fe Generating Station site to determine the source of the contamination pursuant to a 1992 settlement agreement between PNM and the NMED.

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

OTHER COMMITMENTS AND CONTINGENCIES

PNM

PVNGS Liability and Insurance Matters

The PVNGS participants have financial protection for public liability resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $300.0 million and the balance by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the programs exceed the primary liability insurance limit, PNM could be assessed retrospective adjustments. The maximum assessment per reactor under the program for each nuclear incident is approximately $101.0 million. The retrospective assessment is subject to an annual limit of $15.0 million per reactor per incident. Based upon PNM’s 10.2% interest in the three PVNGS units, PNM’s maximum potential assessment per incident for all three units is approximately $31.0 million, with an annual payment limitation of approximately $4.5 million. If the funds provided by this retrospective assessment program prove to be insufficient, Congress could impose revenue-raising measures on the nuclear industry to pay claims.

San Juan River Adjudication

In 1975, the State of New Mexico filed an action entitled “State of New Mexico v. United States, et al.”, in the District Court of San Juan County, New Mexico, to adjudicate all water rights in the San Juan River Stream System. The Company was made a defendant in the litigation in 1976. The action is expected to adjudicate water rights used at Four Corners and at SJGS (see “Water Supply” above). The Navajo Nation and various parties announced a settlement of the Nation’s reserved surface water rights. Congressional legislation as well as other approvals will be required to implement the settlement. The Company cannot at this time anticipate the effect, if any, of any water rights adjudication on the present arrangements for water at SJGS and Four Corners. It is PNM’s understanding that final resolution of the case cannot be expected for several years. PNM is unable to predict the ultimate outcome of this matter.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Conflicts at San Juan Mine Involving Oil and Gas Leaseholders

SJCC, through leases with the federal government and the State of New Mexico, owns coal interests with respect to the San Juan underground mine. Certain gas producers have leases in the area of the underground coal mine and have asserted claims against SJCC that its coal mining activities are interfering with gas production. The Company understands that SJCC has reached a settlement with Western Gas for certain wells in the mine area. The Western Gas settlement however, does not resolve all of Western Gas’ potential claims in the larger San Juan underground mine area. SJCC has also reached a settlement with another gas leaseholder, Burlington Resources, for certain wells in the mine area. PNM cannot predict the outcome of any future disputes between SJCC and Western Gas or other gas leaseholders.

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

California Refund Proceeding

SDG&E filed a complaint with the FERC in 2000 against sellers into the California wholesale electric market. In 2002, the FERC ALJ issued the Proposed Findings on California Refund Liability, in which it determined that the Cal ISO and Cal PX had, for the most part, correctly calculated the amounts of the potential refunds owed by most sellers and identified approximations for the amount of refunds due. In 2003, the FERC issued an order substantially adopting the findings from the ALJ’s 2002 decision, but requiring a change to the formula used to calculate refunds, which had the effect of increasing the refund amounts owed by most sellers. In August 2005, the FERC issued an order setting out the process by which sellers into the Cal ISO and Cal PX markets could make cost recovery filings pursuant to the FERC’s prior orders that indicated sellers would get the opportunity to submit evidence demonstrating that the refund methodology creates a revenue shortfall for their transactions during the refund period (October 2, 2000 through June 20, 2001). Included in PNM’s submittal were objections to the limited amount of time the FERC allowed for sellers to complete their respective submittals, and the FERC’s arbitrary decision to allow only marketers, and not load serving entities such as PNM, to include a return component in their cost filings. PNM participated with certain other sellers to request rehearing of these issues before the FERC. In September 2005, PNM made its cost recovery filing identifying its costs associated with sales into the Cal ISO and Cal PX markets during the refund period. In January 2006, the FERC issued its order on the cost recovery filings, acting on 23 filings that were made by multiple sellers. The FERC accepted that portion of PNM’s filing submitted as prescribed by the FERC’s August 2005 order, but rejected the alternative filings that included a return component for PNM as a load serving entity. The effect of the FERC’s order is that PNM’s allowed cost offset against its refund liability is zero. In February 2006, PNM filed a petition for rehearing requesting FERC to reconsider its order and allow PNM to include a return on equity. While PNM believes it has meritorious legal arguments, the Company cannot predict the outcome of this cost recovery proceeding at this time.

As previously reported, there have been a number of additional appeals pending before the United States Court of Appeals for the Ninth Circuit with regard to FERC’s orders issued in the various California market refund dockets and PNM has participated in various appeals as one of the members of the Competitive Sellers Group. The Ninth Circuit has held a number of mediation conferences in these, and the multiple other appeals pending before it, to assess the opportunities for settlement, in which PNM has participated. The Ninth Circuit issued an order declaring a 45-day time out period to allow parties the opportunity to assess the recent court decisions and the potential for settlement of cases. In October 2006, the Ninth Circuit extended the time out period in several of the cases. In September 2006, a mediation conference was convened at the California Public Utilities Commission to assess the potential settlement of the refund proceedings. The conference was attended by, among others, PNM, the other buyers and sellers, FERC personnel, a settlement judge and mediator from the Ninth Circuit, and a former FERC ALJ (whose help was enlisted by the Ninth Circuit) to aid in the mediation process. Representatives of PNM continue to attend and participate in the mediation sessions being hosted by the Ninth Circuit. By notice issued in January 2007, the parties to the appeals were advised that the former FERC ALJ will no longer participate in the mediation efforts. The Company cannot predict the ultimate outcome of FERC proceedings that may result from the decisions in these appeals, or whether PNM will be ultimately directed to make any additional future refunds as the result of these court decisions, or whether settlement will be reached in the case.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pacific Northwest Refund Proceeding

Puget Sound Energy, Inc. filed a complaint at the FERC alleging that spot market prices in the Pacific Northwest wholesale electric market were unjust and unreasonable. In 2003, the FERC issued an order recommending that no refunds should be ordered. Several parties in the proceeding filed requests for rehearing and the FERC denied rehearing and reaffirmed its prior ruling that refunds were not appropriate for spot market sales in the Pacific Northwest during the first half of 2001. The Port of Seattle then filed an appeal of the FERC’s order denying rehearing in the Ninth Circuit, which is still pending. As a participant in the proceedings before the FERC, PNM is also participating in the appeal proceedings. Oral argument in the case was held on January 8, 2007. The Company is unable to predict the ultimate outcome of this appeal, or whether PNM will ultimately be directed to make any refunds for these transactions.

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

In 2004, the FERC issued an order granting the FERC staff’s motion to dismiss seven of the thirteen PNM customers on grounds that there was no evidence to conclude that these companies used their commercial relationship with PNM to game the Cal ISO and Cal PX markets. The FERC approved the settlements entered into by two of the 13 PNM customers and dismissed another of PNM’s customers from the proceeding. Of the three remaining PNM customers in the docket, the FERC staff entered into settlement agreements with two of them. In 2004, the FERC staff filed a motion to dismiss PNM from the docket and to enter into a settlement of certain parking and lending transactions. The staff’s motion stated that after investigation and review there was no evidence that PNM either engaged in a gaming practice that violated the Cal ISO or Cal PX tariffs. Additionally, PNM entered into a settlement of certain matters outside the scope of the docket related to historic parking and lending transactions, under which PNM agreed not to provide parking and lending services prospectively without first meeting certain requirements agreed to with the FERC staff. Additionally, PNM agreed to pay $1.0 million in settlement to the FERC to obtain satisfaction of all issues related to any potential liability stemming from the provision of parking and lending services historically. In July 2005, the FERC issued its order granting the staff’s motion to dismiss PNM from the Gaming Partnerships docket. In its order, the FERC found that PNM did not engage in prohibited gaming practices as defined in the FERC’s Gaming Partnership Order and also approved the settlement on the parking and lending services. The FERC also denied the California parties’ request to keep the docket open as to PNM and terminated the PNM docket. Subsequently, the California parties filed their petition for rehearing at the FERC objecting to the FERC’s dismissal of PNM from the Gaming Partnership investigation and objecting to the settlement reached with the FERC staff. The petition for rehearing is pending before FERC and PNM cannot predict the ultimate outcome of the rehearing petition. In August 2005, Enron, the final of the original 13 PNM customers, entered into a settlement agreement with the FERC staff, the California parties and others that was contested by several parties. In November 2005, the FERC issued an order approving the joint offer of settlement. Various parties have either objected to the settlement or otherwise sought efforts to stay or overturn FERC’s order. The Enron settlement proceedings continue to be ongoing at FERC. PNM cannot predict the final outcome of this proceeding.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

California Power Exchange and Pacific Gas and Electric Bankruptcies

In 2001, Southern California Edison Company and the major purchasers of power from the Cal ISO and Cal PX defaulted on payments due to the Cal ISO for power purchased from the Cal PX in 2000. These defaults caused the Cal PX to seek bankruptcy protection. PG&E subsequently also sought bankruptcy protection. PNM has filed its proofs of claims in the Cal PX and PG&E bankruptcy proceedings. Amounts due to PNM from the Cal ISO or Cal PX for power sold to them in 2000 and 2001 total approximately $7.9 million. Both the PG&E and Cal PX bankruptcy cases have confirmed plans of reorganization in which the claims of various creditors have been specially classified and are waiting a final determination by the FERC before the claims are actually paid. The PG&E bankruptcy case has an escrow account and the Cal PX bankruptcy has established a settlement account, both of which are awaiting final determination by the FERC setting the level of claims and allocating the funds.

California Attorney General Complaint

In 2002, the California Attorney General filed a complaint with the FERC against numerous sellers, including PNM, regarding prices for wholesale electric sales into the Cal ISO and Cal PX markets and to the California Department of Water Resources. In 2002, the FERC entered an order denying the California Attorney General’s request to initiate a refund proceeding, but directed sellers, including PNM, to comply with additional reporting requirements with regard to certain wholesale power transactions. The California Attorney General filed a petition for review in the Ninth Circuit. The Ninth Circuit issued a decision upholding the FERC’s authority to establish the market-based rate framework under the Federal Power Act, but held that the FERC violated its administrative discretion by declining to investigate whether it should order refunds from sellers who failed to provide transaction-specific reports to the FERC as required by its rules. The Ninth Circuit determined that the FERC has the authority to order refunds for these transactions if it elects to do so and remanded the case back to the FERC for further proceedings, including a determination as to whether additional refunds are appropriate. In December 2006, PNM joined a group of sellers in filing a petition for writ of certiorari in the United States Supreme Court challenging the decision by the Ninth Circuit. The Company cannot predict the ultimate outcome of the FERC proceeding on remand, or whether PNM will be ultimately directed to make any additional refunds as the result of the decision.

California Antitrust Litigation

In May 2005, the California Attorney General filed a lawsuit in California state court against PNM, PowerEx, and the Colorado River Commission alleging that PNM and PowerEx conspired to engage in unfair trade practices involving overcharges for electricity in violation of California state antitrust laws. In April 2006, the Federal District Court issued its decision denying the California Attorney General’s motion to remand the case back to the state court, and granted PNM’s and PowerEx’s motions to dismiss the case. The California Attorney General has appealed the case to the Ninth Circuit. Briefs have been filed in the case by the parties, but oral argument has not yet been scheduled. The Company cannot predict the final outcome of this litigation nor whether PNM will be required to make refunds or pay damages under these claims.

Wholesale Power Marketing Antitrust Suit

In 2004, PNM received notice that it was included in a list of 56 defendants that were sued by the City of Tacoma Department of Public Utilities in Federal District Court in the State of Washington. PNM was listed in a class of defendants referred to as the Trading Defendants, who allegedly engaged in buying, selling and marketing power in California and other locations in the western United States. The complaint alleged the Trading Defendants acted in concert among themselves and with Non-Defendant Trading Co-Conspirators and engaged in conduct that amounted to market manipulation. The complaint identified specific conduct that allegedly amounted to market manipulation, including the submission of false information and misrepresentation regarding load schedules, bids, power supply, transmission congestion, source and destination of energy, the supply and provision of energy and ancillary services. The complaint alleged the activities of the Trading Defendants, along with Generator Defendants and the Co-Conspirators, resulted in substantially increased prices for energy in the Pacific Northwest spot market in

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

excess of what otherwise would have been the price and asserted damages in excess of $175.0 million from the multiple defendants. There have been three Ninth Circuit decisions that, collectively, appear to make the plaintiff’s case more difficult to prevail. As such, PNM joined a motion to dismiss the City of Tacoma Department of Public Utilities complaint given Ninth Circuit precedent. In February 2005, the district court judge in the case granted defendants’ motion to dismiss. As a result, the antitrust lawsuit against PNM filed by the City of Tacoma Department of Public Utilities was dismissed. In March 2005, the City of Tacoma Department of Public Utilities filed an appeal in the Ninth Circuit contesting the district court’s decision to dismiss the complaint. PNM participated in the appeal in support of the dismissal and joined in defendants’ brief filed in the Ninth Circuit, as well as a motion for summary affirmance. The defendants’ motion for summary affirmance of the district court was denied and the case was assigned to a merits panel for argument. Subsequently, the defendants were notified that plaintiffs were willing to enter a stipulation dismissing the appeal if defendants were willing to bear their own costs. PNM joined the numerous other defendants and agreed to the stipulation. In March 2007, the Ninth Circuit dismissed the appeal with prejudice pursuant to the stipulation of the parties. The case has been terminated with no liability to PNM.

Regional Transmission Issues

Transmission Services

In July 2005, the FERC issued an order terminating its proceeding on standard market design, stating that since issuance of the standard market design notice of proposed rulemaking, the electric industry has made significant progress in the development of voluntary RTOs and ISOs. In September 2005, the FERC issued a Notice of Inquiry on Preventing Undue Discrimination and Preference in Transmission Services seeking information from the industry regarding the provisions of the OATT for possible revision in a future rulemaking. On May 18, 2006, FERC issued a NOPR to reform its pro forma OATT. FERC emphasized that its purpose for the NOPR was not to create new market structures, redesign approved RTO or ISO markets, require transmission owners to divest control over transmission, impinge on state jurisdiction, or weaken the protection of native load customers. Core OATT elements were retained, including comparability requirements, protection of native load, state’s jurisdiction over bundled retail load, functional unbundling to address undue discrimination, and reciprocity. PNM and TNMP have filed Comments and Supplemental Comments in this proceeding. In February 2007, FERC issued Order 890 setting out the new OATT rule, which will become effective in May 2007. Order 890 addressed several elements of transmission service, including: (1) requiring greater consistency and transparency in calculating available transfer capacity for transmission; (2) requiring transparent transmission planning and customer access to transmission plans; (3) reform of rollover rights; and (4) clarification of various ambiguities in transmission rights under the new OATT. Order 890 also required numerous compliance filings to be made by transmission providers. Order 890 also attempted to clarify certain elements of transmission service utilized for network generation resources, but still left uncertain the transmission used for such resources that pre-dated transmission open access. PNM filed a petition for rehearing seeking clarification of this issue in regards to one such generation resource that PNM has under contract. Numerous other entities also filed petitions for rehearing and/or clarification. Additionally, a number of entities, including EEI, have requested extensions of time for making several of the compliance filings due under the order issued in the NOPR. Order 890 is still pending before the FERC. The Company cannot predict what impact the final rule will have on its operations.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Transmission Pricing

In November 2005, the FERC issued a NOPR titled Promoting Transmission Investment through Pricing Reform. In the proposed rulemaking, the FERC noted declining investment in the national transmission grid and proposed certain incentive actions it is considering to increase transmission investment to improve the reliability of the national transmission grid. In addition to the incentive proposals, the FERC would implement additional reporting requirements for public utilities that operate transmission systems. In July 2006, FERC issued its Final Rule 679 to promote transmission investment through pricing reform. With its rule, FERC provided various incentives intended to promote transmission investment within the context of existing procedural requirements, with some flexibility. The FERC did not grant outright incentives to any public utility, but rather, identified incentives that it would allow when justified in the context of individual utility petitions for declaratory orders or rate filings made pursuant to existing rate change requirements. Under the FERC’s rule, each applicant must demonstrate a nexus between the incentive sought and the transmission investment being made. In August 2006, various entities, including EEI, filed requests for rehearing requesting the FERC to modify its rule. PNM supported EEI’s position in the filing. On December 22, 2006, FERC issued its order on rehearing and retained its proposed rate treatments for transmission incentives, but modified the way in which theses incentives are applied in three principal respects to address the comments received on the rule. Initially, the order on rehearing will require each applicant to explain whether any siting process being relied upon for a rebuttable presumption that the project is necessary to ensure reliability or reduce congestion does contain such review. The rehearing order also clarified that this rebuttable presumption applies only to whether the project reduces congestion or encourages reliability, not the additional requirements of the Final Rule. Additionally, the rehearing order requires applicants to demonstrate that the total package of incentives being proposed is tailored to address the demonstrable risks or challenges faced by the transmission provider in undertaking the project. As such, if some of the incentives in the package reduce the risks of the project, that fact will be taken into account in any request for an enhanced return on equity. The rehearing order also clarified that the FERC does not intend to grant incentive returns “routinely” or that, when granted, they will always be at the “top” of the zone of reasonableness. Rather, each transmission provider will, first, be required to justify a higher ROE under the required nexus test and, second, to justify where in the zone of reasonableness that return should lie. The rehearing order indicated the FERC will entertain requests for a specific return on equity determination in a petition for declaratory order. PNM intends to continue to monitor and participate in additional developments in these FERC notices and rulemakings.

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

The Company joined with other defendants in a motion to dismiss on the ground that the relator does not meet certain jurisdictional requirements for bringing suit under the False Claims Act. On October 20, 2006, the United States District Court for the District of Wyoming issued an order granting the motion and dismissing some of the defendants, including the Company. The relator has appealed to the U.S. Court of Appeals for the Tenth Circuit.

The Company has reached an agreement in principle with the private relator pursuant to which the relator will move to dismiss his appeal, the Company will forego any efforts to seek attorney fees, costs and expenses, and the parties will provide mutual releases. When fully implemented, the Company will have no further potential liability from this litigation.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Biomass Project

PNM has entered into a 20-year contract for the purchase of 35 MW of capacity from a renewable biomass power generation facility in central New Mexico to commence in 2009.  The purchase power agreement is contingent upon the satisfaction of certain conditions precedent as outlined in the purchase power agreement. The contract contains several conditions that must be met, including obtaining permits, completion of financial closing by April 2, 2007 and the start of construction by July 2, 2007. The biomass project owner was unable to complete the financial closing on April 2, 2007. As a result, PNM delivered a Remediable Event of Default letter to the biomass project owner and is currently evaluating the response to that letter.

Valencia Energy Facility

On April 18, 2007, PNM entered into a power purchase agreement to purchase all of the electric capacity and energy from the Valencia Energy Facility, a proposed natural gas-fired power plant to be constructed near Albuquerque, New Mexico. A third-party will build, own and operate the facility while PNM will be the sole purchaser of the electricity generated. The total projected construction cost for the facility is from $100 million to $105 million. The term of the proposed power purchase agreement would be for 20 years beginning June 1, 2008, with the full output of the plant estimated up to an average of 150 MW. PNM will have the option to purchase and own up to 50% of the plant after it reaches commercial operation. PNM estimates that the plant will typically operate during peak periods of energy demand in summer (less than 18% of the time on an annual basis). The Company is evaluating the accounting treatment for the purchase power agreement.

(10)	Regulatory and Rate Matters

PNMR

Price-to-Beat Base Rate Reset

Based on the terms of the Texas stipulation related to the acquisition of TNP, First Choice made a filing to reset its price-to-beat base rates in December 2005. First Choice’s price-to-beat base rate case was consolidated with TNMP’s 60-day rate review (see “60-Day Rate Review” below). First Choice requested that the PUCT recognize in its new price-to-beat base rates the TNMP rate reduction and the synergy savings credit provided for in the TNP acquisition stipulation. In May 2006, TNMP, First Choice, the PUCT staff and other parties filed a non-unanimous settlement agreement (“NUS”). On July 20, 2006, the ALJ reopened the record to accept argument concerning the provisions for accumulated deferred federal income taxes and the carrying charges on stranded costs. Subsequently, on August 24, 2006, the ALJ issued a Proposal For Decision urging the PUCT to reject the NUS. After the parties filed exceptions to the Proposal For Decision, the PUCT unanimously rejected the ALJ’s proposal and approved the NUS on November 2, 2006. The PUCT made First Choice’s new price-to-beat base rates effective on December 1, 2006, as First Choice had requested. As price-to-beat rates expired on December 31, 2006, the approved rates are no longer applicable. In January 2007, TNMP’s 60-Day Rate Review proceeding, and the underlying NUS, was appealed by various Texas cities to the district court, in Austin, Texas. TNMP and FCP have intervened and will defend the PUCT’s Final Order approving the NUS.

Energy Agreement

In 2003, First Choice and Constellation executed a power supply agreement that resulted in Constellation being the primary supplier of power for First Choice’s customers through the end of 2006. Additionally, Constellation has agreed to supply power in certain transactions under the agreement beyond the date when that commitment expired.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In 2004, FCPSP, a bankruptcy remote entity, was created pursuant to the agreement with Constellation to hold all customer contracts previously held by First Choice. Constellation received a lien against the assets of FCPSP to cover the settlement exposure and the mark-to-market exposure rather than requiring FCPSP to post alternate collateral for the purchase of power supply. In addition, FCPSP is restricted by covenants that limit the size of FCPSP’s unhedged market positions and require that sales by FCPSP retain a positive retail margin. The agreement does not, however, permit Constellation to demand additional collateral irrespective of its credit exposure under the agreement. If, however, a change in electricity or gas forward prices increases Constellation’s credit exposure to FCPSP beyond a limit based on Constellation’s liens in cash and accounts receivable, Constellation will have no obligation to supply additional power to customers of FCPSP unless FCPSP provides letters of credit or other collateral acceptable to Constellation, and FCPSP will be constrained in its ability to sign up additional customers until that credit shortfall is corrected. The existing pricing mechanism under the Constellation power supply agreement expired on December 31, 2006. In addition, Constellation has agreed to supply power in certain transactions under the PSA beyond the date when that commitment expired. The obligations of Constellation to act as a qualified scheduling entity continue until the expiration of the agreement on December 31, 2007.

FCPSP may terminate the agreement upon 30 days prior written notice to Constellation for any reason, but the agreement and all liens securing the agreement remain in effect with respect to transactions entered into prior to the termination until both parties have fulfilled all of their obligations with respect to such transactions or such transactions have been terminated for default or reasons related to regulatory changes.

PNM

Gas Rate Case

On May 30, 2006, PNM filed a general gas rate case that asked the NMPRC to approve an increase in the service fees charged to its 481,000 natural gas customers. The proposal would increase the set monthly fee, the charge tied to monthly usage, and miscellaneous on-demand service fees. Those fees are separate from the cost of gas charged to customers. The monthly cost of gas charge would not be affected by the fee increase. The petition requests an increase in base gas service rates of $20.5 million and an increase in miscellaneous on-demand service rates of approximately $0.2 million. The request is designed to provide PNM’s gas utility an opportunity to earn an 11% return on equity, which is consistent with the average return allowed ten comparable natural gas utilities. The petition also requests approval of a line item that provides a true-up mechanism for operational costs when system-wide gas consumption is lower or higher than what is designed in the rates. A hearing on the case was conducted before a hearing examiner in December 2006. On January 25, 2007, the Commission voted to extend the suspension period for the new rates from March 25 for up to ninety days. A final order is expected from the NMPRC in the second quarter of 2007.

Electric Rate Case

On February 21, 2007, PNM filed a general electric rate case that asked the NMPRC to approve an increase in service fees to all of PNM’s retail customers except those formerly served by TNMP. The application requests an annual increase in electric service revenues of $68.9 million effective January 1, 2008, an increase of approximately 12.3% over test period revenues. The request is designed to provide PNM’s electric utility an opportunity to earn a 10.75% return on equity. The application also requests authorization to implement a Fuel and Purchased Power Adjustment Clause through which changes in the cost of fuel and purchased power, above or below the costs included in base rates, will be passed through to customers on a monthly basis. The NMPRC has suspended the operation of the proposed new rates through December 23, 2007 and has scheduled a hearing to begin September 5, 2007. A motion of the New Mexico Attorney General requesting an extension of the suspension period for an additional three months is pending before the NMPRC.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TNMP

TNMP Competitive Transition Charge True-Up Proceeding

The purpose of the true-up proceeding was to quantify and reconcile the amount of stranded costs that TNMP may recover from its transmission and distribution customers. A 2004 PUCT decision established $87.3 million as TNMP’s stranded costs.

In July 2005, the PUCT issued a final order confirming the calculation of carrying costs and the amount of stranded costs allowed for recovery. TNMP and other parties appealed the July PUCT order. On July 24, 2006, the district court in Austin, Texas affirmed the PUCT order. TNMP has appealed that decision to the Texas Third Court of Appeals in Austin, Texas and has filed its briefs. Oral argument is scheduled for May 9, 2007.

Interest Rate for Calculating Carrying Charges on TNMP’s Stranded Cost

The PUCT approved an amendment to the true-up rule at its June 29, 2006 open meeting. The amendment will result in a lower interest rate that TNMP is allowed to collect on the unsecuritized true-up balance through a stranded cost. The PUCT concluded that the correct rate at which a utility should accrue carrying costs through a stranded cost is the weighted average of an adjusted form of its marginal cost of debt and its unadjusted historical cost of debt, with the weighting based on the utility’s most recently authorized capital structure. The new rate is yet to be determined, but this change will affect TNMP by lowering the current approved carrying cost rate of 10.93%. This change in carrying charges will affect the rates set in TNMP’s stranded cost filing. The rule went into effect on July 20, 2006, and TNMP has made its compliance filing. Because the PUCT staff disagrees with TNMP’s calculation of the interest rate, the matter was referred to SOAH for a hearing on the merits. The parties have filed and submitted testimony. Initial briefs were filed on April 6, 2007 with reply briefs filed on April 16, 2007. At this time, the Company cannot predict the outcome of this matter.

60-Day Rate Review

In November 2005, TNMP made its required 60-day rate review filing. TNMP’s case establishes a competition transition charge for recovery of the true-up balance. As noted above, TNMP’s 60-day rate review, along with First Choice’s price-to-beat rate reset filing, were consolidated. See “Price-To-Beat Base Rate Reset” above for further updates. On November 2, 2006, the PUCT issued a signed order which would allow TNMP to begin collecting its true-up balance, which includes carrying charges over a 14 year period. The order also allows TNMP to collect expenses associated with several cases over a three year period. The PUCT allowed TNMP to begin collecting its competition transition charge and its rate case expenses on December 1, 2006. In January 2007, this proceeding was appealed by various Texas cities to the district court, in Austin, Texas. TNMP and First Choice have intervened and will defend the PUCT’s Final Order in this proceeding.

(11)	EnergyCo Joint Venture

In January 2007, PNMR and ECJV, a wholly owned subsidiary of Cascade, created a new unregulated energy company, temporarily named EnergyCo, which will serve expanding U.S. markets throughout the Southwest, Texas and the West. Under the terms of the agreement, PNMR and ECJV each have a 50 percent ownership interest in EnergyCo, a limited liability company. To fund startup expenses, both members contributed $2.5 million to EnergyCo in the three months ended March 31, 2007. In February 2007, the EnergyCo Board of Directors formed ECMT. ECMT is the subsidiary of EnergyCo that is expected to perform future marketing and trading activity for the joint venture.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR, ECJV and EnergyCo have signed a non-binding letter of intent which provides for PNMR to contribute to EnergyCo its ownership of the subsidiaries that hold Twin Oaks at fair market value of approximately $554 million, for ECJV to make a related cash contribution to EnergyCo equal to 50% of the Twin Oaks contribution amount and for EnergyCo to make a related cash distribution to PNMR equal to 50% of the Twin Oaks contribution amount. PNMR expects to contribute Twin Oaks to EnergyCo on or about June 1, 2007.

PNMR accounts for its investment in EnergyCo using the equity method of accounting. PNMR records as income its percentage share of earnings or loss and distributions of EnergyCo and carries its investment at cost, adjusted for its share of undistributed earnings or losses.

(12)	Related Party Transactions

PNMR, PNM and TNMP are considered related parties as defined in SFAS 57. PNMR Services Company provides corporate services to PNMR and its subsidiaries. Additional information concerning the Company’s related party transactions is contained in Note 20 of the Notes to Consolidated Financial Statements in the Annual Reports on Form 10-K.

See Note 14 for information concerning the transfer of operations from TNMP to PNM. The table below summarizes the nature and amount of other transactions among PNMR, PNM and TNMP:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Electricity, transmission and related services billings:
PNM to TNMP	$126	$15,232
TNMP to PNMR	16,513	15,287

Shared services billings from PNMR to:
PNM	$25,800	$31,617
TNMP	5,512	9,340

Capital expenditures fee billings from PNMR to:
PNM	$99	$-
TNMP	18	-

Income tax sharing payments from:
PNM to PNMR	$-	$-
TNMP to PNMR	-	-

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13)	New Accounting Pronouncements

Please refer to Note 21 of the Consolidated Financial Statements in the Company's Annual Reports on Form 10-K for the year ended December 31, 2006 for information regarding recently issued accounting pronouncements that could have a material impact on the Company. No accounting pronouncements issued since that report are expected to have a material impact on the Company's Consolidated Financial Statements. See Note 15 for discussion concerning the adoption of FIN 48 as of January 1, 2007.

(14)	Discontinued Operations

In connection with the acquisition of TNP and its principal subsidiaries, TNMP and First Choice, the NMPRC stipulated that all TNMP’s New Mexico operations would transfer to the ownership of PNM. This transfer took place on January 1, 2007 when TNMP transferred its New Mexico operational assets and liabilities to PNMR through a redemption of TNMP’s common stock. PNMR contemporaneously contributed the TNMP New Mexico operational assets and liabilities to PNM.

In accordance with SFAS 144 and EITF 03-13, the Company determined that the New Mexico operations component of TNMP is required to be reported as discontinued operations in the TNMP Condensed Consolidated Statements of Operations for the period January 1, 2006 through March 31, 2006. Due to the fact the net assets were distributed to TNMP’s parent, PNMR, the assets and liabilities were considered “held and used” up until the date of transfer and, according to SFAS 144, are not classified as “held for sale” within TNMP’s Consolidated Balance Sheet at December 31, 2006. No gain or loss or impairments were recognized on the disposition due to the fact the transfer was among entities under common control. Furthermore, the TNMP New Mexico operations are subject to traditional rate of return regulation. Subsequent to the transfer, the NMPRC regulates these operations in the same manner as prior to the transfer. Under SFAS 71, the assets and liabilities were recorded by PNM at TNMP’s carrying amounts, which represent their fair value within the regulatory environment.

Under SFAS 154, the asset transfer did not meet the definition of a “change in reporting entity” since PNM’s financial statement composition remained unchanged after the transfer. The assets and operations transferred from TNMP are in the same line of business as PNM and are immaterial to both PNM’s assets and net earnings.

The following table summarizes the results classified as discontinued operations in TNMP’s Condensed Consolidated Statements of Earnings:

Three Months
Ended
March 31, 2006
(In thousands)

Operating revenue	$27,137
Operating expenses and other income	25,663
Earnings from operations of discontinued operations, before income tax	1,474
Income tax expense	1,003
Earnings from discontinued operations	$471

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the TNMP New Mexico assets and liabilities transferred to PNM:

January 1,
2007
(In thousands)
Utility plant, net	$96,610
Other property and investments	12
Current assets	15,444
Goodwill	102,562
Deferred charges	1,794
Total assets transferred to PNM	216,422

Long-term debt	1,065
Current liabilities	17,313
Deferred credits and other liabilities	31,060
Total liabilities transferred to PNM	49,438

Net assets transferred between entities	$166,984

(15) Income Taxes

In July 2006, the FASB issued FIN 48, which requires that the Company recognize only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority. FIN 48 also specifies standards for recognizing interest income and expense.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, PNMR established a liability under FIN 48 of $33.9 million, reduced its previously recorded tax liabilities by $39.9 million, increased the January 1, 2007 balance of retained earnings by $1.6 million, increased interest payable by $3.2 million, and decreased goodwill by $1.2 million. PNM established an asset under FIN 48 of $3.6 million, reduced its previously recorded tax liabilities by $3.6 million, increased the January 1, 2007 balance of retained earnings by $0.6 million, and increased interest receivable by $0.6 million. TNMP established no liability under FIN 48, recorded interest receivable of $3.3 million, increased the January 1, 2007 balance of retained earnings by $2.0 million, and decreased goodwill by $1.3 million.

As of January 1, 2007 under FIN 48, PNMR had $33.9 million of unrecognized tax benefits, all of which would affect the effective tax rate if recognized; PNM had $3.6 million of unrecognized tax expense, none of which would affect the effective tax rate if recognized; and TNMP had no unrecognized tax benefits. There have been no significant changes to these amounts during the quarter ended March 31, 2007. The Company has agreed to a tentative agreement with the IRS regarding substantially all of the unrecognized tax benefits. This agreement must be approved by the Joint Committee on Taxation. The issue will be considered settled once the Joint Committee review process is complete. While it cannot be assured, it is anticipated that approximately $31.3 million of unrecognized tax benefits of PNMR and $3.3 million of unrecognized tax expense of PNM will reverse by March 31, 2008.

Estimated interest income related to refunds expected to be received is included in Other Income and estimated interest expense and penalties are included in Interest Expense in the Consolidated Statement of Operations. Interest income under FIN 48 for the three months ended March 31, 2007 was $1.0 million for PNMR. At March 31, 2007, PNMR had accumulated accrued interest expense and penalties of $2.2 million.

The Company files a Federal consolidated and several consolidated and separate state income tax returns. The tax years prior to 2001 are closed to examination by either Federal or state taxing authorities. The years 2001-2004 are currently under Federal income tax examination. Additionally, the reporting years 2003-2006 are currently under Texas franchise tax examination. Based on the status and the process involved in finalizing these examinations, it is not possible to estimate the impact, if any, upon the Company’s previously recorded uncertain tax positions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations for PNMR, PNM and TNMP is presented both on a combined basis as applicable, and on a separate basis. For discussion purposes, this report will use the term “Company” when discussing matters of common applicability to PNMR, PNM and TNMP. Discussions regarding specific contractual obligations generally reference the entity that is legally obligated. In the case of contractual obligations of PNM and TNMP, these obligations are combined with PNMR and its subsidiaries. A reference to a “Note” in this Item 2 refers to the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1.

RESULTS OF OPERATIONS - EXECUTIVE SUMMARY

During the first quarter of 2007, PNMR experienced higher earnings over the prior year primarily due to increased price margins on First Choice Power customer sales, the Twin Oaks acquisition, the effects of colder weather and increased performance at PVNGS. However, the first quarter results were negatively impacted by the absence of the PNM Wholesale forward sale of first-quarter excess resources used in 2006, lower levels of plant performance at SJGS and Four Corners, increased coal costs, higher interest expense due to higher short-term borrowings, and the remarketing of Pollution Control Revenue Bonds. The Company cannot predict what impact the changes in market prices for power and natural gas will have on its future results of operations.

Business and Strategy

Overview

The Company is positioned as a merchant utility, principally operating as a regulated energy service provider. The Company is engaged in the sale and marketing of electricity in the competitive wholesale energy marketplace. In addition, through First Choice, PNMR is a retail electric provider in Texas under legislation that established retail competition. PNM and TNMP are under the jurisdiction of the FERC. PNM is under the jurisdiction of the NMPRC while TNMP operates under the jurisdiction of the PUCT in Texas.

PNMR intends to enhance and diversify its presence in the southwest region through the acquisition or development of quality generation assets, including renewable or clean technology resources, to serve the Company’s retail and wholesale load while maintaining diversity of fuel mix. PNMR also plans to increase long-term sales contracts in tandem with increases in its generation capacity. As in the past, PNMR intends to continue a disciplined approach to any acquisition, to match acquisitions to demand and to hedge capacity with long-term contracts.

EnergyCo Joint Venture

The EnergyCo joint venture with ECJV is a new unregulated energy company that will serve expanding U.S. markets throughout the Southwest, Texas and the West. ECJV is a wholly owned subsidiary of Cascade, which is PNMR’s second-largest shareholder.

PNMR’s strategy for unregulated operations is focused on some of the nation’s growing power markets. PNMR intends to capitalize on the growth opportunities in these markets through its participation and ownership in EnergyCo. In particular, it is anticipated that ECJV will commit capital for the acquisition of assets and that Cascade will make significant guarantees of certain EnergyCo debt obligations to increase EnergyCo’s scale in its anticipated business lines:

•	Competitive retail electricity sales;
•	Development, operation and ownership of diverse generation assets; and
•	Wholesale marketing and trading to optimize its assets.

To fund startup expenses, both members contributed $2.5 million to EnergyCo in the three months ended March 31, 2007.

In February 2007, the EnergyCo Board of Directors formed ECMT. ECMT is the subsidiary of EnergyCo that is expected to perform future marketing and trading activity for the joint venture.

PNMR , ECJV and EnergyCo have signed a non-binding letter of intent which provides for PNMR to contribute to EnergyCo its ownership of the subsidiaries that hold Twin Oaks at fair market value of approximately $554 million, for ECJV to make a related cash contribution to EnergyCo equal to 50% of the Twin Oaks contribution amount and for EnergyCo to make a related cash distribution to PNMR equal to 50% of the Twin Oaks contribution amount. PNMR expects to contribute Twin Oaks on or about June 1, 2007 and its impact is expected to reduce PNMR’s 2007 earnings per diluted share by approximately $0.05.

TNMP Asset Transfer to PNM

In connection with the acquisition of TNP, the NMPRC approved a stipulation that called for the integration of TNMP’s New Mexico assets into PNM. The asset transfer occurred as of January 1, 2007 at which time the transferred New Mexico assets and operations became reportable under the PNM Electric segment rather than TNMP Electric.

Segment Information

The following discussion is based on the segment methodology that the Company’s management uses for making operating decisions and assessing performance of its various business activities; therefore, operating results for each segment are presented without regard to the effect of accounting or regulatory changes and similar other items not related to normal operations. Except for the section “Results of Operation - TNMP,” references to 2006 amounts in the following discussion are to 2006 information as previously reported and have not been adjusted to reflect the transfer of TNMP’s New Mexico operations that are discussed above. See Note 3 for more information on the Company’s operating segments.

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Refer also to “Disclosure Regarding Forward Looking Statements” in this Item 2 and to Part II, Item 1A. “Risk Factors.”

RESULTS OF OPERATIONS - PNMR

THREE MONTHS ENDED MARCH 31, 2007
COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

PNMR’s net earnings for the three months ended March 31, 2007 were $30.0 million, or $0.38 per diluted share of common stock, compared to $26.3 million, or $0.38 per diluted share of common stock for the three months ended March 31, 2006. The increase in earnings was driven primarily by increased price margins on First Choice Power customer sales, the acquisition of Twin Oaks, the effects of colder weather, and improved performance at PVNGS. These increases were partially offset by the absence of the PNM Wholesale forward sale of first-quarter excess resources used in 2006, lower levels of plant performance at SJGS and Four Corners, increased coal costs, higher interest expense due to higher short-term borrowings, and the remarketing of Pollution Control Revenue Bonds. Net earnings per diluted share of common stock remained flat due to an increase in the average number of shares of common stock outstanding during the first three months of 2007 compared to the same period in 2006, due primarily to the public offering of 5,750,000 shares in December 2006.

The following discussion is based on the methodology that management uses for making operating decisions and assessing performance of its various business activities. See Note 3 for additional information regarding these results and the Consolidated Financial Statements.

Adjustments related to EITF 03-11 are included in Corporate and Other. This requires a net presentation of all realized gains and losses on non-normal derivative transactions that do not physically deliver and that are offset by similar transactions during settlement. Management evaluates Wholesale operations on a gross presentation basis due to its primarily net asset-backed marketing strategy and the importance it places on the Company’s ability to repurchase and remarket previously sold capacity.

Income taxes and non-operating items are discussed on a consolidated basis for PNMR as presented in PNMR’s Condensed Consolidated Financial Statements.

Regulated Operations

PNM Electric

The table below sets forth the operating results for PNM Electric:

	Three Months Ended
	March 31,
	2007	2006	Variance
	(In thousands)
Total revenues	$170,113	$138,778	$31,335
Cost of energy	66,502	45,474	21,028
Intersegment energy transfer	(5,658)	(5,178)	(480)
Gross margin	109,269	98,482	10,787
Energy production costs	30,934	29,243	1,691
Transmission and distribution O&M	9,679	7,645	2,034
Customer related expense	4,503	3,730	773
Administrative and general	4,380	2,691	1,689
Total non-fuel O&M	49,496	43,309	6,187
Corporate allocation	16,977	17,648	(671)
Depreciation and amortization	16,385	14,972	1,413
Taxes other than income taxes	5,839	6,197	(358)
Income taxes	4,257	3,072	1,185
Total non-fuel operating expenses	92,954	85,198	7,756
Operating income	$16,315	$13,284	$3,031

The following table shows PNM Electric revenues by customer class, including intersegment revenues, which are eliminated within the presentation of the PNMR Condensed Consolidated Statements of Earnings and shown in the PNMR Segment Information in Note 3, and average number of customers:

	Three Months Ended
	March 31,
	2007	2006	Variance
	(In thousands, except customers)
Residential	$67,797	$55,328	$12,469
Commercial	64,707	57,079	7,628
Industrial	23,450	14,741	8,709
Transmission	8,866	7,045	1,821
Other	5,293	4,585	708
	$170,113	$138,778	$31,335

Average customers	487,001	425,919	61,082

The following table shows PNM Electric MWh sales by customer class:

	Three Months Ended
	March 31,
	2007	2006	Variance
	(Megawatt hours)
Residential	820,630	688,472	132,158
Commercial	876,954	803,700	73,254
Industrial	470,277	314,008	156,269
Other	56,367	54,863	1,504
	2,224,228	1,861,043	363,185

Operating revenues increased $31.3 million, or 22.6%, for the three months ended March 31, 2007, compared to the same period of 2006. Average customers grew 14.3% quarter over quarter and retail MWh sales increased 19.5%. The increases in revenues, customers and MWhs sales were primarily due to the transfer of southern New Mexico operations from TNMP. Such operations had $27.1 million in revenues, 49,480 customers and 0.3 million MWhs in the first quarter 2006 results of TNMP. In addition to the transfer of these operations, PNM Electric revenues increased $4.2 million generally driven by load growth and colder weather.

The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, increased $10.8 million, or 11.0%, for the three months ended March 31, 2007, compared to the same period in 2006. The increase to margin was mainly due to the transfer of southern New Mexico operations from TNMP of $6.4 million, improved performance at PVNGS of $5.3 million, and increased usage due to load growth and colder weather of $3.8 million. These increases were partially offset by higher generation costs of $2.8 million, largely as a result of increased coal costs at SJGS, and decreased performance at Four Corners and SJGS of $1.3 million and $1.2 million, respectively.

Total non-fuel O&M expenses increased $6.2 million, or 14.3%, for the three months ended March 31, 2007, compared to the same period of 2006. Energy production costs increased $1.7 million, or 5.8%, due to increased outage costs of $1.0 million, primarily at SJGS, and the absence of a $0.7 million PVNGS decommissioning and decontamination credit received in the first quarter of 2006. Transmission and distribution O&M expenses increased $2.0 million, or 26.6%, mainly due to the transfer of southern New Mexico operations from TNMP of $1.0 million and increased labor costs of $0.8 million. Customer related expenses increased $0.8 million, or 20.7%, primarily due to an increase in labor costs of $0.4 million and the transfer of southern New Mexico operations from TNMP of $0.3 million. Administrative and general expenses increased $1.7 million, or 62.8%, primarily due to an increase in pension and benefit costs of $3.5 million, as costs were recorded as part of administrative and general expenses in 2007 versus recorded as corporate allocation charges in 2006, as discussed below. These increases to expense were partially offset by higher capitalized costs of $1.9 million related to increased construction activity, largely as a result of environmental work at SJGS and expansion of the Afton plant.

Corporate allocation charges decreased $0.7 million, or 3.8%, primarily due to lower pension and benefit costs of $3.5 million, as costs were recorded as part of administrative and general expenses in 2007 versus recorded through the corporate allocation in 2006, as discussed above. This decrease was mostly offset by the transfer of southern New Mexico operations from TNMP of $1.6 million and an increase in incentive-based compensation. Depreciation and amortization increased $1.4 million, or 9.4%, mainly due to the transfer of southern New Mexico operations from TNMP of $1.6 million, the transfer of the Afton plant to a jurisdictional resource of $0.5 million, which is offset in the Wholesale segment, and an increase in asset base of $0.4 million. These increases were partially offset by reduced depreciation at Four Corners due to assets that fully depreciated of $0.6 million and a life extension of the plant of $0.5 million. Taxes other than income decreased $0.4 million, or 5.8%, due to a reduction of prior year Native American taxes of $0.9 million, partially offset by the transfer of southern New Mexico operations from TNMP of $0.4 million.

TNMP Electric

The table below sets forth the operating results for TNMP Electric:

	Three Months Ended
	March 31,
	2007	2006	Variance
	(In thousands)
Operating revenues	$40,928	$62,685	$(21,757)
Cost of energy	7,171	27,172	(20,001)
Gross margin	33,757	35,513	(1,756)
Energy production costs	4,923	4,713	210
Customer related expense	971	1,204	(233)
Administrative and general	2,231	398	1,833
Total non-fuel O&M	8,125	6,315	1,810
Corporate allocation	5,700	9,610	(3,910)
Depreciation and amortization	7,000	7,731	(731)
Taxes other than income taxes	4,825	5,607	(782)
Income taxes	352	(673)	1,025
Total non-fuel operating expenses	26,002	28,590	(2,588)
Operating income	$7,755	$6,923	$832

The following table shows TNMP Electric revenues by customer class, including intersegment revenues, which are eliminated within the presentation of the PNMR Condensed Consolidated Statements of Earnings and shown in the PNMR Segment Information in Note 3, and average number of customers:

	Three Months Ended
	March 31,
	2007	2006(1)	Variance
	(In thousands, except customers)
Residential	$14,760	$19,271	$(4,511)
Commercial	15,969	20,599	(4,630)
Industrial	1,744	13,319	(11,575)
Other	8,455	9,496	(1,041)
	$40,928	$62,685	$(21,757)

Average customers(2)	225,380	271,103	(45,723)

(1) The customer class revenues presented above for the three months ended March 31, 2006 have been reclassified from prior year presentation in order to be consistent with current year presentation, as a result of changes in customer classifications. Additionally, the average customer count presented above for the three months ended March 31, 2006 has been reclassified from prior year presentation in order to be consistent with the current year presentation for the ESI ID customer count methodology used by the ERCOT.

(2) Under TECA, customers of TNMP Electric in Texas have the ability to choose First Choice or any other REP to provide energy. The average customers reported above include 135,707 and 149,014 customers of TNMP Electric at March 31, 2007 and 2006, respectively, who have chosen First Choice as their REP. These TNMP Electric customers are also included below in the First Choice segment. For PNMR consolidated reporting purposes, these customers are included only once in the consolidated customer count.

The following table shows TNMP Electric MWh sales by customer class:

	Three Months Ended
	March 31,
	2007	2006 (2)	Variance
	(Megawatt hours(1))
Residential	538,462	527,880	10,582
Commercial	459,149	480,586	(21,437)
Industrial	407,345	556,056	(148,711)
Other	24,122	28,959	(4,837)
	1,429,078	1,593,481	(164,403)

(1) The MWh sales reported above include 473,014 and 474,841 MWh used by customers of TNMP Electric at March 31, 2007 and 2006, respectively, who have chosen First Choice as their REP. These MWh are also included below in the First Choice segment.

(2) The customer class sales presented above for the three months ended March 31, 2006 have been reclassified from prior year presentation in order to be consistent with current year presentation, as a result of changes in customer classifications.

The PUCT issued a signed order on November 2, 2006 related to the stranded costs incurred by TNMP as part of the deregulation of the Texas energy market and the associated carrying charges. As part of this order, TNMP will recover approximately $160 million over 14 years to recover the CTC and related carrying costs and approximately $5 million over the course of three years to recover rate case expenses. Also as part of this order, TNMP will return approximately $4 million to customers over the course of one year related to industrial fuel costs. The recovery of the CTC and rate case expenses, net of the industrial fuel credit, will result in increases to revenues in the period that these charges are billed or credited to customers.

TNMP also recorded regulated assets and liabilities to account for the customer collections and credits. As these charges are collected from and credited to customers, the amount of the assets and liabilities will be amortized through the income statement. The amortization of these assets and liabilities will result in an increase in administrative and general expenses related to the rate case expenses, and an increase in depreciation and amortization costs related to the net of the CTC asset and industrial fuel credit liability amortizations.

Operating revenues decreased $21.8 million, or 34.7%, for the three months ended March 31, 2007, compared to the same period of 2006. Average customers fell 16.9% quarter over quarter and retail electricity sales decreased 10.3% to 1.4 million MWhs in the first quarter of 2007, compared to 1.6 million MWhs in the same period of 2006. The decreases in revenues, customers and sales MWhs were primarily due to the transfer of southern New Mexico operations from TNMP, which resulted in the transfer of $27.1 million in revenues, 49,480 customers and 0.3 million MWhs that were included in the first quarter 2006 results of TNMP to PNM. After consideration of the transfer of southern New Mexico operations to PNM, TNMP Electric revenues increased $5.4 million. TNMP collected $4.0 million in additional revenues during the first three months of 2007 related to the PUCT order discussed above, which consists of the net of a $4.6 million increase for the collection of the CTC, a $0.4 million increase for the collection of rate case expenses, and a $1.0 million decrease related to a industrial fuel credit to customers. In addition, revenues increased due to load growth and colder weather.

Gross margin decreased $1.8 million, or 4.9%, for the three months ended March 31, 2007, compared to the same period of 2006, mainly due to the transfer of southern New Mexico operations to PNM Electric of $6.4 million and a $0.7 million increase in transmission expenses from third-party providers, which were partially offset by the $4.0 million increase in revenues associated with the PUCT signed order discussed above and increases due to load growth and colder weather.

Total non-fuel O&M expenses increased $1.8 million, or 28.7%, for the three months ended March 31, 2007, compared to the same period of 2006. Administrative and general expenses increased $1.8 million, or 460.6%, primarily due to $2.3 million of pension and benefit costs and regulatory costs that were recorded in administrative and general expenses in the first quarter of 2007 versus recorded through the corporate allocation in 2006, as discussed below. In addition, administrative and general expenses increased $0.4 million related to the recognition of rate case expenses that are recovered in revenues by the PUCT signed order discussed above. These increases were partially offset by a $0.4 million decrease in pension and benefit costs and the transfer of $0.2 million of expenses related to southern New Mexico operations to PNM Electric.

Corporate allocation charges decreased $3.9 million, or 40.7%, for the three months ended March 31, 2007, compared to the same period of 2006, primarily due to the transfer of southern New Mexico operations to PNM Electric of $1.6 million and $2.3 million of pension and benefit costs and regulatory expenses that were recorded in administrative and general expenses in the first quarter of 2007 versus being recorded through the corporate allocation in 2006, as discussed above. Depreciation and amortization expense decreased $0.7 million, or 9.5%, to $7.0 million for the three months ended March 31, 2007. The transfer of southern New Mexico operations to PNM Electric decreased depreciation and amortization expenses by $1.6 million. This decrease was partially offset by the $0.5 million net increase in amortization of CTC and industrial fuel credit assets and liabilities related to the PUCT order discussed above and an increase in expense of $0.3 million due to an increase in the asset base. Taxes other than income decreased $0.8 million, or 13.9%, mainly due to the transfer of southern New Mexico operations to PNM Electric of $0.4 million and a reduction in Texas franchise tax, which was recorded to taxes other than income in 2006 versus being included in operating income taxes in 2007, resulting in no net impact to earnings.

PNM Gas

The table below sets forth the operating results for PNM Gas:

	Three Months Ended
	March 31,
	2007	2006	Variance
	(In thousands)
Operating revenues	$216,532	$207,525	$9,007
Cost of energy	161,713	157,691	4,022
Gross margin	54,819	49,834	4,985
Energy production costs	485	488	(3)
Transmission and distribution O&M	7,939	6,668	1,271
Customer related expense	3,601	3,538	63
Administrative and general	2,720	1,501	1,219
Total non-fuel O&M	14,745	12,195	2,550
Corporate allocation	8,819	10,755	(1,936)
Depreciation and amortization	6,181	5,920	261
Taxes other than income taxes	2,048	2,140	(92)
Income taxes	7,922	6,266	1,656
Total non-fuel operating expenses	39,715	37,276	2,439
Operating income	$15,104	$12,558	$2,546

The following table shows PNM Gas revenues by customer class, including intersegment revenues, which are eliminated within the presentation of the PNMR Condensed Consolidated Statements of Earnings and shown in the PNMR Segment Information in Note 3, and average number of customers:

	Three Months Ended
	March 31,
	2007	2006	Variance
	(In thousands, except customers)
Residential	$152,331	$141,637	$10,694
Commercial	45,186	44,021	1,165
Industrial	583	737	(154)
Transportation(1)	5,014	4,659	355
Other	13,418	16,471	(3,053)
	$216,532	$207,525	$9,007

Average customers	491,995	480,655	11,340

(1) Customer-owned gas.

The following table shows PNM Gas throughput by customer class:

	Three Months Ended
	March 31,
	2007	2006	Variance
	(Thousands of Decatherms)
Residential	13,944	11,962	1,982
Commercial	4,634	4,166	468
Industrial	63	72	(9)
Transportation(1)	10,800	11,031	(231)
Other	1,326	1,566	(240)
	30,767	28,797	1,970

(1) Customer-owned gas.

PNM Gas purchases natural gas in the open market and resells it at no profit to its sales-service customers. As a result, increases or decreases in gas revenues driven by gas costs do not impact the gross margin or operating income of PNM Gas. Operating revenues increased $9.0 million, or 4.3%, for the three months ended March 31, 2007, compared to the same period of 2006, primarily due to $23.9 million of increased usage due to colder weather and $4.9 million due to customer growth. These increases were partially offset by lower gas prices of $9.2 million, $8.7 million of decreased usage due to customer conservation, and $1.9 million of reduced off-system sales transactions resulting from a lack of market activity. Sales volumes increased 6.8% as a result of colder weather and a 2.4% increase in average customer counts, partially offset by customer conservation.

Gross margin increased $5.0 million, or 10.0%, for the three months ended March 31, 2007, compared to the same period of 2006. Increased customer usage resulting from colder weather caused gross margin to increase $4.2 million and customer growth increased gross margin by $1.8 million. These increases were partially offset by decreased customer usage due to conservation of $0.9 million.

Total non-fuel O&M expenses increased $2.6 million, or 20.9%, for the three months ended March 31, 2007, compared to the same period of 2006. Transmission and distribution O&M expenses increased $1.3 million, or 19.1%, largely due to increased repair and maintenance costs and a $0.7 million increase in labor costs, as costs were recorded to transmission and distribution O&M expenses in 2007 versus administrative and general expenses in 2006, as discussed below. Administrative and general expenses increased $1.2 million, or 81.2%, mainly due to $2.1 million of pension and benefit expenses that were included in administrative and general expenses in the first quarter of 2007 versus being recorded through the corporate allocation in the first quarter of 2006, as discussed below. This increase was partially offset by a decrease in labor costs, as costs were recorded to transmission and distribution O&M expenses in 2007 versus being included in administrative and general expenses in 2006, as discussed above.

Corporate allocation charges decreased $1.9 million, or 18.0%, for the three months ended March 31, 2007, compared to the same period of 2006, primarily due to $2.3 million of costs that were recorded to administrative and general expenses in 2007 versus being recorded through the corporate allocation in 2006, as discussed above, primarily related to pension and benefit costs. This decrease was partially offset by a $0.3 million increase in incentive-based compensation. Depreciation and amortization increased $0.3 million, or 4.4%, largely due to an increase in asset base.

Unregulated Operations

Wholesale

The table below sets forth the operating results for Wholesale:

	Three Months Ended
	March 31,
	2007	2006	Variance
	(In thousands)
Operating revenues	$134,551	$179,488	$(44,937)
Cost of energy	76,347	142,877	(66,530)
Intersegment energy transfer	5,658	5,178	480
Gross margin	52,546	31,433	21,113
Energy production costs	16,117	7,898	8,219
Transmission and distribution O&M	50	19	31
Customer related expense	423	258	165
Administrative and general	2,179	1,441	738
Total non-fuel O&M	18,769	9,616	9,153
Corporate allocation	3,182	1,193	1,989
Depreciation and amortization	7,759	3,161	4,598
Taxes other than income taxes	3,750	976	2,774
Income taxes	3,937	5,014	(1,077)
Total non-fuel operating expenses	37,397	19,960	17,437
Operating income	$15,149	$11,473	$3,676

The following table shows Wholesale revenues by class of sales transactions, including intersegment revenues, which are eliminated within the presentation of the PNMR Condensed Consolidated Statements of Earnings and shown in the PNMR Segment Information in Note 3:

	Three Months Ended
	March 31,
	2007	2006	Variance
	(In thousands)
Long-term contracts	$75,494	$31,234	$44,260
Short-term sales	59,057	148,254	(89,197)
	$134,551	$179,488	$(44,937)

The following table shows Wholesale MWh sales by customer class:

	Three Months Ended
	March 31,
	2007	2006	Variance
	(Megawatt hours)
Long-term contracts	1,162,214	578,544	583,670
Short-term sales	1,440,366	2,220,752	(780,386)
	2,602,580	2,799,296	(196,716)

Operating revenues decreased $44.9 million, or 25.0%, from the prior year. This decrease in Wholesale electric sales was primarily due to decreased short-term sales of $89.2 million, or 60.2%. The decrease in short-term sales is mainly due to lower mark-to-market revenues of $27.2 million, an 11.4% decrease in average sales price, and a decrease in revenues from marketing activity, including the absence of market opportunities that allowed for the forward sale of first quarter 2006 excess resources in September 2005 when market prices were high. When prices fell in early 2006, PNM Wholesale covered the forward sales with lower-priced market purchases and utilized the excess resources to create additional sales opportunities. Short-term revenues were further decreased by a decrease in sales of $4.7 million to a large industrial customer in New Mexico. These decreases were partially offset by a net increase in plant availability, as increased outages at SJGS and Four Corners were more than offset by significantly stronger performance at PVNGS, which increased the availability of less expensive excess energy available to be sold in the wholesale market. The decreases in short-term sales were partially offset by an increase in long-term contracts of $44.3 million, or 141.7%. The acquisition of Twin Oaks, which took place in April 2006, increased long-term revenue by $36.8 million, of which $16.4 million related to an existing power agreement and $20.0 million for the amortization of the fair value of a sales contract existing as of the date of the acquisition (see Note 2). Long-term revenues also increased as a result of a new customer contract of $9.3 million. Wholesale sold 2.6 million MWh of electricity in the first quarter of 2007 compared to 2.8 million MWh for the same period in 2006, a decrease of 7.0%.

Gross margin increased $21.1 million, or 67.2%, for the three months ended March 31, 2007, compared to the same period of 2006, primarily due to the acquisition of Twin Oaks, which increased margin $24.6 million. The increase in revenues due to an increase in plant availability, net of the associated increase in generation costs, increased margin by $4.1 million. The change in PNM Wholesale’s mark-to-market positions increased $4.1 million during the three months ended March 31, 2007, compared to increases of $0.5 million during the same period of 2006 and resulting in a $3.6 million increase to gross margin. These increases were partially offset by the absence of first quarter 2006 forward sales discussed above of $10.8 million and a $0.5 million increase in coal costs, largely at SJGS.

Total non-fuel O&M expenses increased $9.2 million, or 95.2%, for the three months ended March 31, 2007, compared to the same period of 2006. Energy production costs increased $8.2 million, or 104.1%, due primarily to the addition of the Twin Oaks and Luna power plants of $7.0 million and $0.7 million, respectively, both of which were not operational under PNMR in the first quarter of 2006. Costs also increased due to the absence of a $0.4 million PVNGS decommissioning and decontamination credit received in the first quarter of 2006. Administrative and general costs increased $0.7 million, or 51.2%, mainly due to a reduction of prior-year PVNGS payroll expenses in the first quarter of 2006, the addition of Twin Oaks costs, and an increase in pension and benefit costs that were recorded as administrative and general expenses in the first quarter of 2007 versus recorded through the corporate allocation in 2006, as discussed below.

Corporate allocation charges increased $2.0 million, or 166.7%, for the three months ended March 31, 2007, compared to same period of 2006, primarily due to the addition of Twin Oaks, which was partially offset by pension and benefit costs that were recorded as administrative and general expenses in the first quarter of 2007 versus being recorded in the corporate allocation line item in 2006, as discussed above. Depreciation and amortization increased $4.6 million, or 145.5%, mainly due to the addition of Twin Oaks and Luna operations of $4.6 million and $0.5 million, respectively, which was partially offset by the transfer of the Afton plant to a jurisdictional resource of $0.5 million. Taxes other than income increased $2.8 million or 284.2%, mainly due to the addition of Twin Oaks.

First Choice

The table below sets forth the operating results for First Choice:

	Three Months Ended
	March 31,
	2007	2006	Variance
	(In thousands)
Operating revenues	$135,565	$105,082	$30,483
Cost of energy	110,816	90,335	20,481
Gross margin	24,749	14,747	10,002
Customer related expense	3,864	3,577	287
Administrative and general	9,145	3,612	5,533
Total non-fuel O&M	13,009	7,189	5,820
Corporate allocation	1,914	4,809	(2,895)
Depreciation and amortization	471	498	(27)
Taxes other than income taxes	234	1,180	(946)
Income taxes	3,407	300	3,107
Total non-fuel operating expenses	19,035	13,976	5,059
Operating income	$5,714	$771	$4,943

The following table shows First Choice electric operating revenues by customer class, including intersegment revenues, which are eliminated within the presentation of the PNMR Condensed Consolidated Statements of Earnings and shown in the PNMR Segment Information in Note 3, and number of customers:

	Three Months Ended
	March 31,
	2007	2006(1)	Variance
	(In thousands, except customers)
Residential	$85,552	$59,601	$25,951
Mass-market	16,169	18,821	(2,652)
Mid-market	30,557	19,447	11,110
Trading(4)	1,134	1,836	(702)
Other	2,153	5,377	(3,224)
	$135,565	$105,082	$30,483

Actual customers (2,3)	256,931	219,071	37,860

(1) The customer class revenues presented above for the three months ended March 31, 2006 have been reclassified from prior year presentation in order to be consistent with current year presentation, as a result of changes in customer classifications. Additionally, the customer counts presented above for the three months ended March 31, 2006 have been reclassified from prior year presentation in order to be consistent with the current year presentation for the ESI ID customer count methodology used by the ERCOT.

(2) See note above in the TNMP Electric segment discussion about the impact of TECA.

(3) Due to the competitive nature of First Choice’s business, actual customer count at March 31 is presented in the table above as a more representative business indicator than the average customers that are shown in the table for TNMP customers. First Choice had 256,465 average customers and 220,525 average customers for the three months ended March 31, 2007 and 2006, respectively. The 220,525 average customers for the three months ended March 31, 2006 have been reclassified from prior year presentation in order to be consistent with the current year presentation for the ESI ID customer count methodology used by the ERCOT.

(4) Includes gas trading.

The following table shows First Choice MWh electric sales by customer class:

	Three Months Ended
	March 31,
	2007	2006(2)	Variance
	(Megawatt hours(1))
Residential	614,908	427,544	187,364
Mass-market	99,866	121,027	(21,161)
Mid-market	259,876	177,643	82,233
Other	9,279	13,005	(3,726)
	983,929	739,219	244,710

(1) See note above in the TNMP Electric segment discussion about the impact of TECA.

(2) The customer class sales presented above for the three months ended March 31, 2006 have been reclassified from prior year presentation in order to be consistent with current year presentation, as a result of changes in customer classifications.

Operating revenues increased $30.5 million, or 29.0%, for the three months ended March 31, 2007, compared to the same period of 2006. The increase in revenues was primarily due to $28.2 million in increased usage due to colder weather and customer growth as well as $5.4 million due to increased sales prices. These increases were partially offset by lower mark-to-market gains.

Gross margin increased $10.0 million, or 67.8%, for the three months ended March 31, 2007, compared to the same period of 2006, primarily due to improved price margins on customer sales of $12.8 million, which was partially offset by a decrease in the net change of mark-to-market positions.

Total non-fuel O&M expenses increased $5.8 million, or 81.0%, for the three months ended March 31, 2007, compared to the same period of 2006. Customer related expenses increased $0.3 million, or 8.0%, due to an increase in bad debt expense. Administrative and general expenses increased $5.5 million, or 153.2%, mainly due to an increase in costs related to the outsourcing of customer service operations to Alliance Data Systems of $2.6 million and higher incentive-based compensation expenses of $1.2 million. In addition, advertising costs and the costs to acquire customers increased as a result of efforts to grow the customer base.

Corporate allocation charges decreased $2.9 million, or 60.2%, for the three months ended March 31, 2007, compared to the same period of 2006, primarily due to a decrease in the percentage of costs allocated to First Choice in the first quarter of 2007 compared to the same period in 2006 to better align shared service costs with the services provided. Taxes other than income decreased $0.9 million, or 80.2%, largely due to lower gross receipts tax related to Price-to-Beat customer revenues.

Corporate and Other

Corporate Allocations

Corporate allocations, which represent costs that are driven by shared service activities, are allocated to the business segments and are presented in the corporate allocation line item in each of the business segment financial summaries. In total, these costs decreased $7.4 million, or 16.8% to $36.6 million for the three months ended March 31, 2007, compared to the same period of 2006. This decrease was due to $9.1 million of costs recorded directly to each business segment’s administrative and general costs in 2007, versus being recorded through the corporate allocation line item in 2006, primarily related to pension and benefit costs and regulatory expenses, and a $0.5 million net decrease in consulting costs related to internal audits, legal services, Sarbanes-Oxley and tax compliance costs. These decreases were partially offset by a $0.9 million increase in incentive-based compensation, a $0.7 million increase in depreciation expense for shared service software, and an increase in costs allocated to the business segments in the first quarter of 2007 versus held at Corporate and Other in 2006, as discussed below.

Administrative and General Expenses

As discussed above, costs that are driven by shared service activities are allocated to the business segments through the corporate allocation. Costs related to corporate-level activities are retained in the Corporate and Other segment. These costs increased $1.3 million for the three months ended March 31, 2007 compared to the same period of 2006, primarily due to an increase in non-recurring costs related to the formation of EnergyCo and a net change of legal liabilities, partially offset by a decrease in costs allocated to the business segments in the first quarter of 2007 versus held at Corporate and Other in 2006, as discussed above.

Depreciation Expense

Corporate and Other depreciation expense increased $0.6 million, or 29.3%, to $2.6 million for the three months ended March 31, 2007, primarily due to an increase in asset base as a result of new software implementation for shared services. These expenses were allocated to the business segments through the corporate allocation.

Taxes Other Than Income

Corporate and Other taxes other than income increased $1.1 million, or 123.0%, to $1.9 million for the three months ended March 31, 2007, primarily due to a $0.5 million increase in tax liabilities, a $0.2 million increase in FICA taxes in 2007 associated with the prior year, and an increase in payroll taxes due to increased labor costs and taxes associated with stock options that have been exercised.

PNMR Consolidated

Other Income and Deductions

Interest income increased $0.6 million, or 6.3%, primarily due to interest income of $1.0 million on tax assets recorded under FIN 48, which was partially offset by a lower level of interest income earned on the PVNGS lessor notes due to lower principal balances.

Gains on investment securities decreased $0.9 million, or 92.8%, primarily due to lower realized gains related to PVNGS decommissioning trust assets.

Carrying charges on regulatory assets decreased $2.0 million due to the absence of interest income earned on TNMP stranded costs in 2006 based on the collection of costs ordered by the PUCT, as discussed in the TNMP Electric segment.

Interest Charges

PNMR’s consolidated interest charges increased by $9.3 million for the three months ended March 31, 2007, compared to the same period of 2006. The increase is primarily due to $5.3 million of interest charges related to the bridge loan associated with the Altura purchase of Twin Oaks, which occurred on April 18, 2006, increased interest on short-term borrowings of $3.2 million, and the remarketing of $146 million of Pollution Control Revenue Bonds from a 2.1% variable rate to a 4.875% fixed rate of $1.3 million, which was partially offset by reduced interest expense on tax liabilities of $0.7 million.

Income Taxes

PNMR’s consolidated income tax expense was $17.9 million for the three months ended March 31, 2007, compared to $15.3 million for the same period in 2006. The increase in consolidated income tax expense was due to an increase in pre-tax earnings and an increase in the overall effective income tax rate, due partially to the inclusion of Texas franchise taxes in operating income tax in 2007 versus taxes other than income in 2006, as discussed in the TNMP Electric segment, resulting in no impact to net earnings. PNMR’s effective operating income tax rates for the three months ended March 31, 2007 and 2006 were 38.0% and 36.6%, respectively. PNMR’s effective non-operating income tax rates for the three months ended March 31, 2007 and 2006 were 35.2% and 37.0%, respectively.

RESULTS OF OPERATIONS - PNM

THREE MONTHS ENDED MARCH 31, 2007
COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

PNM’s segments are PNM Electric, PNM Gas and PNM Wholesale. The PNM Electric and PNM Gas segments are identical to the segments presented above in “Results of Operations” for PNMR. The PNM Wholesale segment reported for PNM does not include Altura (see Note 2 and Note 3).

PNM’s operating revenues decreased by $62.1 million, or 12.0%, for the three months ended March 31, 2007, compared to the same period of 2006. Gross margin increased $12.2 million, or 6.8%, compared to the prior year quarter. PNM Electric segment gross margins increased $10.8 million from the prior year quarter, while PNM Gas segment gross margins increased $5.0 million from the prior year quarter, as discussed above. PNM Wholesale segment gross margins decreased $3.5 million, resulting predominately from the absence of marketing opportunities that allowed for the forward sale of excess energy in the first quarter of 2006, which was partially offset by increases in plant performance, primarily at PVNGS, and an increase in mark-to-market gains.

Total operating expenses decreased $64.1 million, or 13.3%, from the prior year quarter, of which $74.4 million is a decrease in cost of energy included in gross margin above.

Administrative and general costs increased $3.3 million, or 7.9%, primarily due to the transfer of southern New Mexico operations from TNMP to PNM, an increase in legal liabilities, and an increase in incentive-based compensation, which were partially offset by an increase in capitalized costs related to construction activity at the SJGS and Afton plants.

Energy production costs increased $2.9 million, or 7.8%, as a result of increased plant outage costs, largely at SJGS, the addition of Luna operations, which began in April 2006, and the absence of a PVNGS decommissioning and decontamination credit received in the first quarter of 2006.

Depreciation and amortization expenses increased $1.5 million, or 6.0%, primarily due to the transfer of southern New Mexico operations from TNMP, the addition of Luna operations, and an overall increase in asset base. These increases were partially offset by reduced depreciation at Four Corners of $0.7 million due to a group of assets that fully depreciated during the last year and $0.6 million due to a life extension.

Transmission and distribution costs increased $3.3 million, or 23.3%, mainly due to the transfer of southern New Mexico operations from TNMP as well as higher repairs and maintenance costs.

Taxes other than income decreased $0.6 million, or 6.7%, due to a reduction in Native American taxes caused by a true-up in the first quarter of 2006, which was partially offset by the transfer of southern New Mexico operations from TNMP.

PNM’s consolidated income tax expense was $18.3 million for the three months ended March 31, 2007, compared to $19.0 million for the same period of 2006. PNM’s effective operating income tax rates for the three months ended March 31, 2007 and 2006 were 38.8% and 38.3%, respectively. PNM’s effective non-operating income tax rates for the three months ended March 31, 2007 and 2006 were 37.6% and 38.8%, respectively.

RESULTS OF OPERATIONS - TNMP

THREE MONTHS ENDED MARCH 31, 2007
COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

TNMP operates in only one reportable segment, “TNMP Electric.” Results for the three months ended March 31, 2006 present TNMP’s New Mexico operations as discontinued operations, as these operations were transferred to PNM on January 1, 2007. The impacts of the discontinued operations are not included in the changes discussed below.

The PUCT issued an order on November 2, 2006 related to the stranded costs incurred by TNMP as part of the deregulation of the Texas energy market and the associated carrying charges. As part of this order, TNMP will recover approximately $160 million over 14 years to recover the CTC and their related carrying costs and approximately $5 million over the course of three years to recover rate case expenses. Also as part of this order, TNMP will return approximately $4 million to customers over the course of one year related to industrial fuel costs. The recovery of the CTC and rate case expenses, net of the industrial fuel credit, will result in increases to revenues in the period that these charges are billed or credited to customers.

TNMP also recorded regulated assets and liabilities to account for the customer collections and credits. As these charges are collected from and credited to customers, the amount of the assets and liabilities will be amortized through the income statement. The amortization of these assets and liabilities will result in an increase in administrative and general expenses related to the rate case expenses, and an increase in depreciation and amortization costs related to the net of the CTC asset and industrial fuel credit liability amortizations.

TNMP’s operating revenues from continuing operations increased by $5.4 million, or 15.1%, for the three months ended March 31, 2007, compared to the same period of 2006. Gross margin increased $4.7 million, or 16.0%, compared to the prior year quarter. TNMP collected $4.0 million in additional revenues during the first three months of 2007 related to the PUCT order discussed above, which consists of the net of a $4.6 million increase for the collection of CTC, a $0.4 million increase for the collection of rate case expenses, and a $1.0 million decrease related to a industrial fuel credit to customers. Revenues and gross margin also increased due to load growth and colder weather.

Total operating expenses increased $4.1 million, or 14.0%, from the prior year quarter, of which $0.7 million is an increase in cost of energy included in gross margin above.

Administrative and general costs decreased $0.3 million, or 3.4%, primarily due to lower pension and benefit costs.

Depreciation and amortization expenses increased $0.8 million, or 13.4%, due to the $0.5 million net increase in amortization of CTC and industrial fuel credit assets and liabilities related to the PUCT order discussed above and an increase in expense of $0.3 million due to an increase in the asset base.

Transmission and distribution costs increased $1.2 million, or 31.5%, primarily due to an increase in labor and fleet vehicle expenses.

Taxes other than income decreased $0.4 million, or 7.0%, due to a reduction in Texas franchise tax, which was recorded to taxes other than income in 2006 versus included in operating income taxes in 2007, resulting in no net impact to earnings.

TNMP’s consolidated income tax expense was $0.4 million for the three months ended March 31, 2007, compared to a benefit of $0.8 million for the same period of 2006. TNMP’s effective operating income tax rates for the three months ended March 31, 2007 and 2006 were 34.2% and 68.3%, respectively. TNMP’s effective non-operating income tax rates for the three months ended March 31, 2007 and 2006 were 22.6% and 38.2%, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires Company management to select and apply accounting policies that best provide the framework to report the results of operations and financial position for PNMR, PNM and TNMP. The selection and application of those policies requires management to make difficult, subjective and/or complex judgments concerning reported amounts of revenue and expenses during the reporting period and the reported amounts of assets and liabilities at the date of the financial statements. As a result, there exists the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

As of March 31, 2007, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s and TNMP’s Annual Reports on Forms 10-K for the year ended December 31, 2006. The policies disclosed included the accounting for revenue recognition, regulatory assets and liabilities, asset impairment, goodwill and other intangible assets, purchase accounting, pension and postretirement benefits, decommissioning costs, financial instruments and market risk. See Note 15 for discussion concerning the adoption of FIN 48 as of January 1, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flow

PNMR

At March 31, 2007, PNMR had cash and short-term investments of $45.0 million compared to $123.4 million in cash and short-term investments at December 31, 2006.

Cash provided by operating activities for the three months ended March 31, 2007 was $43.6 million compared to $32.4 million for the three months ended March 31, 2006. The increase was primarily due to increases in First Choice Power earnings due to customer and sales growth combined with reduced purchased power prices, PNM utility gross margins driven by load growth and colder weather and improved plant performance, which were partially offset by higher coal costs, decreases in wholesale marketing activity, and increased interest charges on higher short-term debt borrowings. This increase was partially offset by payments of higher current liabilities outstanding at December 31, 2006 due to increase incentive based compensation for the 2006 year compared to 2005 and higher interest payables related to higher short-term borrowings. Other significant decreases in cash flows included a decrease in cash collections from customer receivables compared to 2006, resulting from higher than normal gas and market prices in December 2005 that were collected during the first three months of 2006, and a decrease in accrued taxes. These decreases were partially offset by reduced payments for gas purchases due to lower gas prices.

Cash used for investing activities for the three months ended March 31, 2007 was $76.1 million compared to $39.8 million for the three months ended March 31, 2006. The increase in cash used for investing activities in the current period was due primarily to $37.8 million of increased cash payments for utility plant additions.

Cash used for financing activities for the three months ended March 31, 2007 was $46.0 million compared to $15.1 million for the three months ended March 31, 2006. During the three months ended March 31, 2007, PNMR made short-term debt repayments of $25.0 million, $11.6 million of purchases of common stock to satisfy stock awards, and $16.9 million of dividends paid, compared to $1.2 million of short-term debt payments, $2.9 million of purchases of common stock to satisfy stock awards, and $13.8 million of dividends paid during the first three months ended March 31, 2006.

PNM

At March 31, 2007, PNM had cash and short-term investments of $6.4 million compared to $11.9 million in cash and short-term investments at December 31, 2006.

Cash provided by operating activities increased 46.7% to $67.5 million for the three months ended March 31, 2007 compared to $46.0 million for the three months ended March 31, 2006. This increase was largely due to increases in gross margins driven by load growth and colder weather and improved plant performance, partially offset by increased coal costs, decreased wholesale marketing activity, and increased interest charges on higher short-term debt borrowings. Significant decreases in cash flows included a decrease in cash collections from customer receivables compared to 2006, resulting from higher than normal gas and market prices in December 2005 that were collected during the first three months of 2006, and a decrease in accrued taxes. These decreases were more than offset by reduced payments for gas purchases due to lower gas prices and increased payments received on affiliate receivables from TNMP related to purchased power and transmission of energy.

Cash used for investing activities for the three months ended March 31, 2007 was $67.8 million compared to $27.1 million for the three months ended March 31, 2006, a decrease of $40.8 million due to a $41.5 million increase in cash used for utility plant additions.

Cash used for financing activities for the three months ended March 31, 2007 was $5.1 million compared to $25.0 million for the three months ended March 31, 2006. The decrease in cash used for financing activities was due primarily to lower levels of short-term debt repayments.

TNMP

At March 31, 2007, TNMP had cash and short-term investments of $0.1 million compared to $2.5 million in cash and short-term investments at December 31, 2006.

Cash used for operating activities for the three months ended March 31, 2007 was $23.8 million compared to cash provided by operating activities of $8.0 million for the three months ended March 31, 2006. TNMP’s net earnings decreased due to the transfer of its New Mexico operations to PNM on January 1, 2007. In addition to the decrease in net earnings, TNMP used $18.4 million of cash to settle affiliate liabilities to First Choice Power and other REPs related to retail competition in Texas as ordered under TECA. Other increased uses of cash during the three months ended March 31, 2007 included payments on 2006 year-end current liabilities, as costs related to the purchased power and transmission of energy increased over the prior year, including payments for purchased power to PNM.

Cash used for investing activities for the three months ended March 31, 2007 was $7.8 million compared to $7.2 million for the three months ended March 31, 2006. The increase in cash used for investing activities resulted from higher levels of utility plant additions for the three months ended March 31, 2007.

Cash provided by financing activities for the three months ended March 31, 2007 included $29.2 million received from an intercompany loan provided by PNMR.

Capital Requirements

PNMR

Total capital requirements consist of construction expenditures and cash dividend requirements for both common and preferred stock, subject to board review or approval. The main focus of PNMR’s current construction program is upgrading generation resources, including those relating to pollution control, upgrading and expanding the electric and gas transmission and distribution systems, and purchasing nuclear fuel. Projections for total capital requirements for 2007 are $457.5 million, including construction expenditures of $386.5 million. Total capital requirements for the years 2007-2011 are projected to be $2,406.2 million, including construction expenditures of $1,980.8 million. This projection includes $56.0 million for completion of the expansion at Afton. These estimates are under continuing review and subject to on-going adjustment.

The Company continues to look for appropriately priced generation acquisition and expansion opportunities to support retail electric load growth, for the continued expansion of its long-term contract business, and to supplement its natural transmission position in the southwest and west areas of the United States.

During the first quarter of 2007, the Company utilized cash generated from operations and cash on hand, as well as its liquidity arrangements, to cover its capital requirements and construction expenditures. On April 18, 2006, PNMR borrowed $480.0 million under a bridge loan facility for temporary financing of the Twin Oaks acquisition. On April 17, 2007, PNMR repaid the remaining principal balance of $249.5 million under the bridge loan at its maturity through a borrowing of $250.5 million under the PNMR Facility, PNMR’s $600.0 million revolving credit facility. In addition to the $250.5 million borrowing by PNMR, PNMR and PNM have an aggregate of $486.2 million of commercial paper outstanding as of May 1, 2007. PNMR, including its subsidiaries, also has $716.6 million in senior unsecured notes and $347.3 million in equity-linked units (which include a debt component) that will come due through 2011, none of which are due within the next twelve months.

As discussed under “Results of Operations - Executive Summary” above, PNMR has entered into a non-binding letter of intent under which Twin Oaks would be transferred to EnergyCo and PNMR would receive a cash distribution from EnergyCo of approximately $277 million. PNMR anticipates this transaction will occur on or about June 1, 2007. If this cash distribution does occur, PNMR expects the above borrowing on the PNMR Facility will be repaid from the proceeds.

The equity-linked units contain mandatory obligations under which the holders are required to purchase $347.3 million of PNMR equity securities in 2008. The equity-linked units also provide that prior to settlement of those purchase obligations the debt, which is scheduled to mature in 2010, will be remarketed. If the remarketing is successful, the debt may be extended to dates selected by PNMR and the interest rates will be adjusted to the current rates at that date. If the remarketing of the debt is not successful, the holders of the equity-linked units may satisfy their obligations to purchase PNMR equity securities by tendering the debt to PNMR. The effect of these terms is that, if the remarketing is successful, PNMR would receive $347.3 million in cash for its equity securities and the debt would continue to mature in 2010 or such later date selected by PNMR in the remarketing. If the remarketing is not successful, the issuance of PNMR equity securities would offset the retirement of the debt without requiring payment in cash by PNMR. PNMR expects the remarketing of the debt will be successful.

In addition to cash anticipated to be received from the EnergyCo distribution and the equity-linked units, described above, and its internal cash generation, the Company anticipates that it will be necessary to obtain additional permanent financing in the form of debt refinancing, new debt, and/or new equity in order to fund its capital requirements and the repayment of senior unsecured notes during the 2007-2011 period. To the extent the cash anticipated to be received from the EnergyCo distribution and the equity-linked units is not received, the need for new financing will be increased. Although the Company currently has no specific plans or commitments for additional permanent financing, it believes that its internal cash generation, credit arrangements, and access to capital markets will provide sufficient resources to meet the Company’s capital requirements and retire its senior unsecured notes at maturity. To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements.

PNM

The main focus of PNM’s current construction program, subject to board review or approval, is to upgrade generation resources, to upgrade and expand the electric and gas transmission and distribution systems and to purchase nuclear fuel. Projections for total capital requirements for 2007 are $318.5 million, including construction expenditures of $318.0 million. Total capital requirements for the years 2007 through 2011 are projected to be $1,670.9 million, including construction expenditures of $1,668.3 million. This includes $56.0 million for PNM’s expansion of Afton and $116.0 million for the SJGS environmental project to install low NOX combustion control and mercury reduction technologies, as well as equipment to increase SO2 controls. Also included in PNM’s capital requirements are $24.0 million for the Rio Puerco second phase loop, which will install approximately 15 miles of gas pipeline, and $38.0 million to add a 345,000 volt switching station to Rio Puerco. These estimates are under continuing review and subject to on-going adjustment.

No amounts are outstanding under the PNM Facility, PNM’s $400.0 million revolving credit facility. In addition to $221.6 million of commercial paper outstanding as of May 1, 2007, PNM has $300.0 million in senior unsecured notes that will come due in September 2008.

In addition to its internal cash generation, PNM anticipates that it will be necessary to obtain additional capital in the form of debt refinancing, new debt, and/or equity infusions from PNMR in order to fund its capital requirements and the repayment of senior unsecured notes during the 2007-2011 period. Although PNM currently has no specific plans or commitments for additional permanent financing, it believes that its internal cash generation, credit arrangements, and access to capital markets will provide sufficient resources to meet PNM’s capital requirements and retire its senior unsecured notes at maturity. To cover the difference in the amounts and timing of cash generation and cash requirements, PNM intends to use short-term borrowings under its current and future liquidity arrangements.

TNMP

The main focus of TNMP’s current construction program, subject to board review or approval, is to upgrade and expand its electric transmission and distribution systems. Projections for total capital requirements for 2007 are $46.8 million. Total capital requirements are projected to be $219.0 million for the years 2007 through 2011. These estimates are under continuing review and subject to on-going adjustment.

After receipt of required regulatory approvals, including approval from the FERC, TNMP’s New Mexico and Arizona assets were transferred to PNM effective January 1, 2007. In accordance with conditions imposed by the FERC on debt previously issued by TNMP, the Company committed that an appropriate proportion of debt issued under those FERC conditions would be retired with cash contributed by PNMR and that the retired TNMP debt would result in, at a minimum, the ratio of TNMP New Mexico and Arizona property additions to Texas property additions funded by such debt. The Company also committed that TNMP debt would be retired to the extent necessary or advisable to maintain a TNMP equity to debt capitalization ratio in excess of 30%, to maintain any required interest rate coverage ratios, and to maintain TNMP’s credit rating. No TNMP debt has yet been retired as a result of the asset transfer.

In addition to $29.2 million of borrowings from PNMR as of May 1, 2007, TNMP has $248.9 million and $167.7 million of senior unsecured notes that become due in June 2008 and January 2009, respectively.

In addition to its internal cash generation, TNMP anticipates that it will be necessary to obtain additional capital in the form of debt refinancing, new debt, and/or equity infusions from PNMR in order to fund its capital requirements and the repayment of senior unsecured notes during the 2007-2011 period. Although TNMP currently has no specific plans or commitments for additional permanent financing, it believes that its internal cash generation, credit arrangements, and access to capital markets will provide sufficient resources to meet TNMP’s capital requirements and retire its senior unsecured notes at maturity. To cover the difference in the amounts and timing of cash generation and cash requirements, TNMP intends to use short-term borrowings under its current and future liquidity arrangements.

Liquidity

Borrowing Arrangements Between PNMR and Subsidiaries

In February 2006, the Board approved affiliate borrowing arrangements between PNMR and its subsidiaries that would authorize each subsidiary to borrow up to $50.0 million from PNMR.

Pursuant to a separate borrowing arrangement, PNM has issued a $20.0 million promissory note to PNMR.  Initially this promissory note was payable on or before September 30, 2006.  The agreement was extended prior to its expiration and is now payable on or before September 30, 2007.  As of May 1, 2007 there were no outstanding borrowings on the promissory note.

PNMR

At May 1, 2007, PNMR, exclusive of PNM, had $615.0 million of liquidity arrangements. The liquidity arrangements consist of $600.0 million from the PNMR Facility that primarily expires in 2011 and $15.0 million in local lines of credit. As of May 1, 2007, PNMR had $250.5 borrowed under the PNMR Facility and no amounts borrowed under the local lines of credit. PNMR had $49.2 million of letters of credit outstanding.

PNMR has established a commercial paper program under which it may issue up to $400.0 million in commercial paper for up to 270 days. The commercial paper is unsecured and the proceeds are used for short-term cash management needs. The PNMR Facility serves as a backstop for the outstanding commercial paper. Operationally, this means the aggregate borrowings under the commercial paper program and the revolving credit facility for PNMR cannot exceed the maximum amount of the PNMR Facility. At May 1, 2007, there were $264.6 million of borrowings outstanding under this program.

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

On April 16, 2007, Moody’s changed the rating of PNMR's credit outlook to negative from stable. S&P considered PNMR’s outlook negative as of the date of this report. As of March 31, 2007, S&P and Moody’s rated PNMR’s senior unsecured notes issued in March 2005 (see “Financing Activities” below) as BBB- and Baa3, respectively. PNMR's commercial paper program, which is discussed above, has been rated P-3 by Moody's and A-3 by S&P. The Company is committed to maintaining or improving its investment grade ratings.

Investors are cautioned that a security rating is not a recommendation to buy, sell or hold securities, that it is subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

PNM

At May 1, 2007, PNM had $413.5 million of liquidity arrangements. The liquidity arrangements consist of $400.0 million from the PNM Facility that primarily expires in 2011 and $13.5 million in local lines of credit. At May 1, 2007, there were no amounts borrowed against the local lines of credit or the PNM Facility; however, $3.1 million of letters of credit were outstanding, which reduces the available capacity under the PNM Facility.

PNM has a commercial paper program under which PNM may issue up to $300.0 million in commercial paper for up to 365 days. The commercial paper is unsecured and the proceeds are used for short-term cash management needs. The PNM Facility serves as a support for PNM's outstanding commercial paper. Operationally, this means the aggregate borrowings under the commercial paper program and the revolving credit facility for PNM cannot exceed the maximum amount of the PNM Facility. At May 1, 2007, PNM had $221.6 million in commercial paper outstanding under this program.

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

On April 16, 2007, Moody’s changed the rating of PNM’s credit outlook to negative from stable. S&P considered PNM’s outlook negative as of the date of this report. As of March 31, 2007, S&P rated PNM’s business position as six and its senior unsecured notes as BBB. As of March 31, 2007, Moody’s rated PNM’s senior unsecured notes as Baa2 and its preferred stock as Ba1. PNM's commercial paper program has been rated P-2 by Moody's and A-3 by S&P. The Company is committed to maintaining or improving its investment grade ratings.

TNMP

TNMP is a borrower and can issue notes of up to $100.0 million under the PNMR Facility. Any borrowings made by TNMP under this sublimit are not guaranteed by PNMR. At May 1, 2007, TNMP had no outstanding borrowings under the PNMR Facility, but did have $1.9 million letters of credit outstanding, which reduces available capacity under the PNMR Facility.

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

On April 16, 2007, Moody’s changed the rating of TNMP’s credit outlook to negative from stable. S&P considered TNMP’s outlook negative as of the date of this report. As of March 31, 2007, S&P rated TNMP’s senior unsecured notes at BBB. As of March 31, 2007, Moody’s rated TNMP’s senior unsecured notes at Baa3. The Company is committed to maintaining or improving its investment grade ratings.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements primarily consist of PNM’s operating lease obligations for PVNGS Units 1 and 2, the EIP transmission line, and the entire output of Delta, a gas-fired generating plant. These arrangements help ensure PNM the availability of lower-cost generation needed to serve customers. In addition, PNMR’s investment in EnergyCo is accounted for under the equity method of accounting. See Note 15 for further discussion of this arrangement.

As of March 31, 2007, there have been no significant changes to the Company’s off-balance sheet arrangements reported in the 2006 Annual Reports on Form 10-K.

Commitments and Contractual Obligations

PNMR, PNM and TNMP have contractual obligations for long-term debt, operating leases, purchase obligations and certain other long-term liabilities that were summarized in a table of contractual obligations in the 2006 Annual Reports on Form 10-K. The adoption of FIN 48, effective January 1, 2007, was not material to the Company’s contractual obligations. Under FIN 48, certain liabilities related to uncertain tax positions were recognized. See Note 15 for a discussion of these obligations and timing of the payments.

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

PNMR

The PNMR Facility contains a “ratings trigger,” for pricing purposes only. If PNMR is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost, respectively. In addition, the PNMR Facility contains a contingent requirement that requires PNMR to maintain a debt-to-capital ratio, inclusive of off-balance sheet debt, of less than 65%. If PNMR’s debt-to-capital ratio, inclusive of off-balance sheet debt, were to exceed 65%, it could be required to repay all borrowings under the PNMR Facility, be prevented from drawing on the unused capacity under the PNMR Facility, and be required to provide security for all outstanding letters of credit issued under the PNMR Facility.

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

The PNM Facility contains a “ratings trigger,” for pricing purposes only. If PNM is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost, respectively. In addition, the PNM Facility contains a contingent provision that requires PNM to maintain a debt-to-capital ratio, inclusive of off-balance sheet debt, of less than 65%. If PNM’s debt-to-capital ratio, inclusive of off-balance sheet debt, were to exceed 65%, PNM could be required to repay all borrowings under the PNM Facility, be prevented from drawing on the unused capacity under the PNM Facility, and be required to provide security for all outstanding letters of credit issued under the PNM Facility.

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

TNMP

TNMP’s borrowing availability under the PNMR Facility contains a “ratings trigger,” for pricing purposes only. If TNMP is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost, respectively. In addition, the PNMR Facility contains a contingent requirement that requires TNMP to maintain a debt-to-capital ratio, inclusive of off-balance sheet debt, of less than 65%. If TNMP’s debt-to-capital ratio, inclusive of off-balance sheet debt, were to exceed 65%, TNMP could be required to repay all borrowings under the PNMR Facility, be prevented from drawing on the unused capacity under the PNMR Facility, and be required to provide security for all outstanding letters of credit issued under the PNMR Facility.

Financing Activities

PNMR

On April 17, 2007, PNMR repaid the balance due on the bridge loan. To facilitate the repayment, PNMR borrowed $250.5 million under its revolving credit facility. As of May 1, 2007, PNMR and PNM had $48.8 million and $188.8 million of availability under their respective revolving credit facilities and local lines of credit, including reductions of availability due to outstanding letters of credit.

PNMR has a universal shelf registration statement filed with the SEC for the issuance of debt securities and equity securities, preferred stock, purchase contracts, purchase contract units and warrants. As of March 31, 2007, PNMR had approximately $400.0 million of remaining unissued securities under this universal registration statement. In addition, in August 2006, PNMR filed a new shelf registration statement with the SEC. This new registration statement can be amended at any time to include additional securities of PNMR. As a result, this new shelf registration statement has unlimited availability, subject to certain restrictions and limitations.

Pursuant to the terms of the PNM Direct Plan, PNMR began offering new shares of PNMR common stock through the plan beginning June 1, 2006. PNMR may also waive the maximum investment limit upon request in individual cases pursuant to the terms of the plan. In August 2006, PNMR entered into an equity distribution agreement to offer and sell up to 8 million shares of PNMR common stock from time to time. The agreement provides that PNMR will not sell more shares than needed for the aggregate gross proceeds from such sales to reach $200.0 million. From January 1, 2007 through May 1, 2007, PNMR had sold a combined total of 26,798 shares of its common stock through the PNMR Direct Plan and the equity distribution agreement for net proceeds of $0.8 million.

PNM

PNM has a universal shelf registration statement filed with the SEC for the issuance of debt securities, equity securities, preferred stock, purchase contracts, purchase contract units and warrants. As of March 31, 2007, PNM had approximately $200.0 million of remaining unissued securities registered under its shelf registration statement.

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

Capital Structure

PNMR

PNMR’s capitalization, including current maturities of long-term debt, at March 31, 2007 and December 31, 2006 is shown below:

	March 31,	December 31,
	2007	2006

Common equity	48.7%	48.8%
Preferred stock	0.3%	0.3%
Long-term debt	51.0%	50.9%
Total capitalization	100.0%	100.0%

Total capitalization does not include as debt operating lease obligations.

PNM

PNM’s capitalization, including current maturities of long-term debt, at March 31, 2007 and December 31, 2006 is shown below:

	March 31,	December 31,
	2007	2006

Common equity	58.0%	54.1%
Preferred stock	0.5%	0.5%
Long-term debt	41.5%	45.4%
Total capitalization	100.0%	100.0%

TNMP

TNMP’s capitalization, including current maturities of long-term debt, at March 31, 2007 and December 31, 2006 is shown below:

	March 31,	December 31,
	2007	2006

Common equity	45.6%	55.0%
Long-term debt	54.4%	45.0%
Total capitalization	100.0%	100.0%

The tables for PNM and TNMP above reflect the transfer of TNMP’s New Mexico operations as of January 1, 2007, which decreased the common equity of TNMP and increased the common equity of PNM. This transfer had no impact on PNMR. See Note 14.

OTHER ISSUES FACING THE COMPANY

See Notes 9 and 10 for a discussion of commitments and contingencies and rate and regulatory matters facing the Company.

NEW ACCOUNTING STANDARDS

There have been no new accounting standards issued that materially affected PNMR, PNM or TNMP this period; however, see Note 15 for discussion of FIN 48 implementation.

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

Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM and TNMP caution readers not to place undue reliance on these statements. PNMR’s, PNM’s and TNMP’s business, financial condition, cash flow and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors include:

•	The risk that EnergyCo is unable to identify and implement profitable acquisitions or that the contribution of assets to EnergyCo by PNMR may not be implemented as expected,
•	The potential unavailability of cash from PNMR’s subsidiaries due to regulatory, statutory and contractual restrictions,
•	The outcome of any appeals of the PUCT order in the stranded cost true-up proceeding,
•	The ability of First Choice to attract and retain customers,
•	Changes in ERCOT protocols,
•	Changes in the cost of power acquired by First Choice,
•	Collections experience,
•	Insurance coverage available for claims made in litigation,
•	Fluctuations in interest rates,
•	Conditions affecting PNMR’s ability to access the financial markets,
•	Weather,
•	Water supply,
•	Changes in fuel costs,
•	Availability of fuel supplies,
•	The effectiveness of risk management and commodity risk transactions,
•	Seasonality and other changes in supply and demand in the market for electric power,
•	Variability of wholesale power prices and natural gas prices,
•	Volatility and liquidity in the wholesale power markets and the natural gas markets,
•	Changes in the competitive environment in the electric and natural gas industries,
•	The performance of generating units, including PVNGS, SJGS and Four Corners, and transmission systems,
•	The ability to secure long-term power sales,
•
The risk that the Company and its subsidiaries may have to commit to substantial capital investments and additional operating costs to comply with new environmental control requirements including possible future requirements to address concerns about global climate change,

•
The risks associated with completion of generation, including pollution control equipment at SJGS and the expansion of the Afton Generating Station, transmission, distribution and other projects, including construction delays and unanticipated cost overruns,

•	State and federal regulatory and legislative decisions and actions,
•	The outcome of legal proceedings,
•	Changes in applicable accounting principles, and
•	The performance of state, regional and national economies.

Any material changes to risk factors occurring after the filing of PNMR’s, PNM’s or TNMP’s 2006 Annual Report on Form 10-K are disclosed in Item 1A, Risk Factors, in Part II of this Form 10-Q.

For information about the risks associated with the use of derivative financial instruments see Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

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

PNMR controls the scope of its various forms of risk through a comprehensive set of policies and procedures and oversight by senior level management and the PNMR Board. The Board’s Finance Committee sets the risk limit parameters. The RMC, comprised of corporate and business segment officers and other managers, oversees all of the activities, which include commodity price, credit, equity, interest rate and business risks. The RMC has oversight for the ongoing evaluation of the adequacy of the risk control organization and policies. PNMR has a risk control organization, headed by an Executive Director of Financial Risk Management, which is assigned responsibility for establishing and enforcing the policies, procedures and limits and evaluating the risks inherent in proposed transactions, on an enterprise-wide basis.

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

It is the responsibility of each business segment to create its own control procedures and policies within the parameters established by the Finance Committee. The RMC reviews and approves these policies, which are created with the assistance of the Corporate Controller, Director of Internal Audit and the Executive Director of Financial Risk Management. Each business segment’s policies address the following controls: authorized risk exposure limits; authorized instruments and markets; authorized personnel; policies on segregation of duties; policies on mark-to-market accounting; responsibilities for deal capture; confirmation procedures; responsibilities for reporting results; statement on the role of derivative transactions; and limits on individual transaction size (nominal value).

To the extent an open position exists, fluctuating commodity prices can impact financial results and financial position, either favorably or unfavorably. As a result, the Company cannot predict with certainty the impact that its risk management decisions may have on its businesses, operating results or financial position.

Accounting for Derivatives

Under the derivative accounting rules and the related accounting rules for energy contracts, the Company accounts for its various financial derivative instruments for the purchase and sale of energy differently based on the contract terms. Energy contracts that meet the definition of a derivative under SFAS 133 and do not qualify for a normal sales and purchase exceptions are recorded on the balance sheet at fair value at each period end. The changes in fair value are recognized in earnings unless specific hedge accounting criteria are met. Should an energy transaction qualify as a hedge under SFAS 133, fair value changes from year to year are recognized on the balance sheet with a corresponding charge to other comprehensive income to the extent effective. Gains or losses are recognized when the hedged transaction settles and affects earnings. Derivatives that meet the normal sales and purchases exceptions within SFAS 133 are not marked to market but rather recorded in results of operations when the underlying transaction settles.

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

PNM’s wholesale operations, including long-term contracts and short-term sales, are managed primarily through a net asset-backed marketing strategy, whereby PNM’s aggregate net open forward contract position is covered by its forecasted excess generation capabilities. PNM would be exposed to market risk if its generation capabilities were to be disrupted or if its retail load requirements were to be greater than anticipated. If PNM were required to cover all or a portion of its net open contract position as a result of the aforementioned unexpected situations, it would have to meet its commitments through market purchases. As such, PNM is exposed to risks related to fluctuations in the market price of energy that could impact the sales price or purchase price of energy. In addition, the wholesale operations utilize discrete market-based transactions to take advantage of opportunities that present themselves in the ordinary course of business. These positions are subject to market risk that is not mitigated by PNM’s generation capabilities.

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

The following table shows the net fair value of mark-to-market energy contracts for First Choice and PNM Wholesale included in PNMR’s Condensed Consolidated Balance Sheet:

	March 31,	December 31,
	2007	2006
	(In thousands)
Mark-to-market energy contracts:
Current asset	$39,913	$43,680
Long-term asset	19,697	10,982
Total mark-to-market assets	59,610	54,662
Current liability	(39,929)	(42,020)
Long-term liability	(12,420)	(9,176)
Total mark-to-market liabilities	(52,349)	(51,196)

Net fair value of mark-to-market energy contracts	$7,261	$3,466

The mark-to-market energy transactions represent net assets at March 31, 2007 and December 31, 2006 after netting all applicable open purchase and sale contracts.

The market prices used to value PNMR mark-to-market energy contracts are based on available market data, including index prices and broker quotations. These valuations can be limited by the availability of market data. When market data is unavailable or lacks sufficient granularity to develop reliable pricing, the Company utilizes internally developed pricing data. As a result, the Company records liquidity reserves on these contracts for the unrealized market gains and losses in this illiquid period. Generally, the liquid period on which the Company’s valuations are based is up to 18 months for option type contracts and from three to five years for gas and electric commodities. The Company regularly assesses the validity and availability of pricing data for the illiquid period of its derivative transactions and adjusts its liquidity reserves, accordingly.

The following table details the changes in the net asset or liability balance sheet position from one period to the next for mark to market energy transactions for the operations of First Choice and PNM Wholesale:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Sources of fair value gain (Loss):
Fair value at beginning of year	$3,466	$3,619
Amount realized on contracts delivered during period	499	1,202
Changes in fair value	3,296	1,501
Net fair value at end of period	$7,261	$6,322

Net change recorded as mark-to-market	$3,795	$2,703

The net change in fair value on PNMR’s commodity derivative instruments designated as hedging instruments is summarized as follows:

	Three Months Ended
	March 31,
	2007	2006
Type of Derivative	Hedge Instruments
	(In thousands)
Change in fair value of energy contracts	$(35,718)	$(7,541)
Change in fair value of gas fixed for float swaps	8,118	(19,740)
Change in the fair value of options	109	1,008
Net change in fair value	$(27,491)	$(26,273)

The following table provides the maturity of the net assets (liabilities) of PNMR, giving an indication of when these mark-to-market amounts will settle and generate (use) cash. The following values were determined using broker quotes:

Fair Value at March 31, 2007

Maturities
Less than
1 year	1-3 Years	4+ Years	Total
	(In thousands)
$(16)	$4,113	$3,164	$7,261

As of March 31, 2007, a decrease in market pricing of PNMR’s mark-to-market energy transactions by 10% would have resulted in a decrease in net earnings of less than 1%. Conversely, an increase in market pricing of these transactions by 10% would have resulted in an increase in net earnings of less than 1%.

The following table shows the net fair value of mark-to-market energy contracts for PNM in PNM’s Condensed Consolidated Balance Sheet:

	March 31,	December 31,
	2007	2006
	(In thousands)
Mark-to-market energy contracts:
Current asset	$18,117	$21,310
Long-term asset	14,969	10,592
Total mark-to-market assets	33,086	31,902
Current liability	(18,494)	(20,623)
Long-term liability	(8,115)	(8,694)
Total mark-to-market liabilities	(26,609)	(29,317)

Net fair value of mark-to-market energy contracts	$6,477	$2,585

The mark-to-market energy transactions represent net assets at March 31, 2007 and December 31, 2006 after netting all applicable open purchase and sale contracts.

The market prices used to value PNM mark-to-market energy contracts are based on available market data, including index prices and broker quotations. These valuations can be limited by the availability of market data. When market data is unavailable or lacks sufficient granularity to develop reliable pricing, the Company utilizes internally developed pricing data. As a result, the Company records liquidity reserves on these contracts for the unrealized market gains and losses in this illiquid period. Generally, the liquid period on which the Company’s valuations are based is up to 18 months for option type contracts and from three to five years for gas and electric commodities. The Company regularly assesses the validity and availability of pricing data for the illiquid period of its derivative transactions and adjusts its liquidity reserves, accordingly.

The following table details the changes in the net asset or liability balance sheet position from one period to the next for mark-to-market energy transactions for the operations of PNM:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Sources of fair value gain (Loss):
Fair value at beginning of year	$2,585	$2,258
Amount realized on contracts delivered during period	(1,452)	572
Changes in fair value	5,344	(68)
Net fair value at end of period	$6,477	$2,762

Net change recorded as mark-to-market	$3,892	$504

The net change in fair value on PNM’s commodity derivative instruments designated as hedging instruments is summarized as follows:

	Three Months Ended
	March 31,
	2007	2006
Type of Derivative	Hedge Instruments
	(In thousands)
Change in fair value of energy contracts	$(2,905)	$(7,541)
Change in fair value of gas fixed-for-float swaps	6,991	(14,763)
Change in the fair value of options	-	-
Net change in fair value	$4,086	$(22,304)

The following table provides the maturity of the net assets (liabilities) of PNM, giving an indication of when these mark-to-market amounts will settle and generate (use) cash. The following values were determined using broker quotes:

Fair Value at March 31, 2007

Maturities
Less than
1 year	1-3 Years	4+ Years	Total
	(In thousands)
$(377)	$3,690	$3,164	$6,477

As of March 31, 2007, a decrease in market pricing of PNM’s mark-to-market energy transactions by 10% would have resulted in a decrease in net earnings of less than 1%. Conversely, an increase in market pricing of these transactions by 10% would have resulted in an increase in net earnings of less than 1%.

Risk Management Activities

PNM Wholesale measures the market risk of its long-term contracts and wholesale activities using a VaR calculation to maintain the Company’s total exposure within management-prescribed limits. The Company’s VaR calculation reports the possible market loss for the respective transactions. This calculation is based on the transaction’s fair market value on the reporting date. Accordingly, the VaR calculation is not a measure of the potential accounting mark-to-market loss. The Company utilizes the Monte Carlo simulation model of VaR. The Monte Carlo model utilizes a random generated simulation based on historical volatility to generate portfolio values. VaR models are relatively sophisticated. The quantitative risk information, however, is limited by the parameters established in creating the model. The instruments being evaluated may trigger a potential loss in excess of calculated amounts if changes in commodity prices exceed the confidence level of the model used. The VaR methodology employs the following critical parameters: volatility estimates, market values of open positions, appropriate market-oriented holding periods and seasonally adjusted correlation estimates. The Company’s VaR calculation considers the Company’s forward position for the next eighteen months. The Company uses a holding period of three days as the estimate of the length of time that will be needed to liquidate the positions. The volatility and the correlation estimates measure the impact of adverse price movements both at an individual position level as well as at the total portfolio level. The two-tailed confidence level established is 99%. For example, if VaR is calculated at $10.0 million, it is estimated that in 990 out of 1000 market simulations the Company’s pre-tax gain or loss in liquidating the portfolio would not exceed $10.0 million in the three days that it would take to liquidate the portfolio.

PNM Wholesale measures VaR for all transactions that are not directly asset related and have economic risk. For the three months ended March 31, 2007, the average VaR amount for these transactions was $2.0 million, with high and low VaR amounts for the period of $3.5 million and $0.8 million, respectively. The VaR amount for these transactions at March 31, 2007 was $3.5 million. For the three months ended March 31, 2006, the average VaR amount for these transactions was $1.8 million, with high and low VaR amounts for the period of $3.7 million and $0.8 million, respectively. The total VaR amount for these transactions at March 31, 2006 was $0.9 million.

First Choice measures the market risk of its activities using an EaR calculation to maintain PNMR’s total exposure within management-prescribed limits. Because of its obligation to serve customers, First Choice must take its obligations to settlement. Accordingly, a measure that evaluates the settlement of First Choice’s positions against earnings provides management with a useful tool to manage its portfolio. First Choice’s EaR calculation reports the possible losses against forecasted earnings for its retail load and supply portfolio. This calculation is based on First Choice’s forecasted earnings on the reporting date. The Company utilizes a Delta/Gamma approximation model of EaR. The Delta/Gamma model calculates a price change within a given time frame, correlation and volatility parameters for each price curve utilized in valuing the mark-to-market of each position to develop a change in value for any position. This process is repeated multiple times to calculate a standard deviation, which is used to arrive at an EaR amount based on a certain confidence level. First Choice utilizes the one-tailed confidence level at 95%. EaR models are relatively sophisticated. The quantitative risk information, however, is limited by the parameters established in creating the model. The instruments being evaluated may trigger a potential loss in excess of calculated amounts if changes in commodity prices exceed the confidence level of the model used. The EaR calculation considers the Company’s forward position for the next twelve months and holds each position to settlement. The volatility and the correlation estimates measure the impact of adverse price movements both at an individual position level as well as at the total portfolio level. For example, if EaR is calculated at $10.0 million, it is estimated that in 950 out of 1000 market scenarios calculated by the model the losses against the Company’s forecasted earnings over the next twelve months would not exceed $10.0 million.

The EaR limit established for First Choice’s transactions is $25.0 million. For the three months ended March 31, 2007, the average EaR amount was $15.5 million, with high and low EaR amounts for the period of $20.5 million and $9.3 million, respectively. The total EaR amount at March 31, 2007 was $16.3 million.

In addition, the Company utilizes two VaR measures to manage its market risk. The first VaR limit is based on the same total retail load and supply portfolio as the EaR measure; however, the VaR measure is intended to capture the effects of changes in market prices over a 10 day holding period. This holding period is considered appropriate given the nature of First Choice’s supply portfolio and the constraints faced by First Choice in the ERCOT market. The calculation utilizes the same Monte Carlo simulation approach described above at a 95% confidence level. The VaR amount for these transactions was $4.9 million at March 31, 2007. For the three months ended March 31, 2007, the high, low and average mark-to-market VaR amounts were $6.2 million, $2.1 million and $4.5 million, respectively.

The second VaR limit was established for First Choice transactions that are subject to mark-to-market accounting as defined by SFAS 133 and SFAS 149. This calculation captures the effect of changes in market prices over a three-day holding period and utilizes the same Monte Carlo simulation approach described above at a 95% confidence level. The VaR amount for these transactions was $1.9 million at March 31, 2007. For the three months ended March 31, 2007, the high, low and average mark-to-market VaR amounts were $2.4 million, $0.7 million and $1.7 million, respectively.

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

PNM Wholesale

The following table provides information related to PNM Wholesale’s credit exposure as of March 31, 2007.  The table further delineates that exposure by the credit worthiness (credit rating) of the counterparties and provides guidance as to the concentration of credit risk to individual counterparties PNM Wholesale may have.

PNM Wholesale
Schedule of Credit Risk Exposure
March 31, 2007

			Net
	(b)	Number	Exposure
	Net	of	of
	Credit	Counter	Counter-
	Risk	-parties	parties
Rating (a)	Exposure	>10%	>10%
	(Dollars in thousands)

Investment grade	$82,300	2	$48,719
Internal ratings
Investment grade	91	-	-
Non-investment grade	537	-	-
Total	$82,928		$48,719

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

The following table provides an indication of the maturity of credit risk by credit ratings of the counterparties.

PNM Wholesale
Maturity of Credit Risk Exposure
March 31, 2007

			Greater	Total
	Less than		than	Net
Rating	2 Years	2-5 Years	5 Years	Exposure
		(In thousands)

Investment grade	$61,232	$17,747	$3,321	$82,300
Internal ratings
Investment grade	91	-	-	91
Non-investment grade	537	-	-	537
Total	$61,860	$17,747	$3,321	$82,928

The Company provides for losses due to market and credit risk. Credit risk for PNM Wholesale's largest counterparty as of March 31, 2007 and December 31, 2006 was $34.6 million and $29.7 million, respectively.

First Choice

First Choice is subject to credit risk from non-performance by its supply counterparties to the extent these contracts have a mark-to-market value in the favor of First Choice. The Constellation power supply agreement established FCPSP, a bankruptcy remote special purpose entity, to hold all of First Choice's customer contracts and wholesale power and gas contracts. Constellation received a lien on accounts receivable, customer contracts, cash, and the equity of FCPSP as security for FCPSP’s performance under the power supply agreement. The provisions of this agreement severely limit FCPSP’s ability to secure power from alternate sources. Additionally, the terms of the security agreement do not require Constellation to post collateral for any mark-to-market balances in FCPSP’s favor. At March 31, 2007, the supply contracted with Constellation was in a unfavorable mark-to-market position for FCPSP. When netted against amounts owed to Constellation, this exposure was approximately $30.1 million. The Constellation power supply agreement collateral provisions will continue as long as FCPSP is purchasing power from Constellation to serve retail customers. The existing pricing mechanism under the Constellation power supply agreement expired on December 31, 2006, and the obligations of Constellation to act as a qualified scheduling entity continue until the expiration of the agreement on December 31, 2007. First Choice's credit exposure to other counterparties at March 31, 2007 was $1.1 million and the tenor of these exposures extends through 2010.

First Choice’s retail bad debt expense for the three months ended March 31, 2007 was $3.9 million. A reduction in bad debt expense from retail customers is expected due to reduced customer receivables resulting partially from effective disconnect policies, increased collection activity and refined consumer credit and securitization policies.

Interest Rate Risk

PNMR’s debt issued as part of the equity-linked units sold in March and October 2005 will be remarketed in 2008. If the remarketing is successful, the interest rate on the debt may change to a rate selected by the remarketing agent, and the maturity of the debt may be extended to a date selected by PNMR. If the remarketing of the debt is not successful, the maturity and interest rate of the debt will not change and holders of the equity-linked units will have the option of putting their debt to PNMR to satisfy their obligations under the purchase contracts. PNMR expects that the remarketing of the debt will be successful.

PNM has long-term debt which subjects it to the risk of loss associated with movements in market interest rates. The majority of PNM’s long-term debt is fixed-rate debt, and therefore, does not expose PNM’s earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of all long-term debt instruments would increase by approximately 1.8%, if interest rates were to decline by 50 basis points from their levels at March 31, 2007. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if PNM were to reacquire all or a portion of its debt instruments in the open market prior to their maturity.

During the three months ended March 31, 2007, PNM contributed cash of approximately $1.5 million to fund other post retirement benefits. PNM also contributed cash of approximately $4.9 million to the PVNGS nuclear decommissioning trust for the plan year 2006. The securities held by the trusts had an estimated fair value of $693.8 million at March 31, 2007, of which approximately 24.9% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates. If rates were to increase by 50 basis points from their levels at March 31, 2007, the decrease in the fair value of the fixed-rate securities would be approximately 3.4%, or $5.9 million. PNM does not currently recover or return through rates any losses or gains on these securities. PNM, therefore, is at risk for shortfalls in its funding of its obligations due to investment losses. PNM does not believe that long-term market returns over the period of funding will be less than required for PNM to meet its obligations. However, this belief is based on assumptions about future returns that are inherently uncertain.

TNMP has long-term debt which subjects it to the risk of loss associated with movements in market interest rates. The majority of TNMP’s long-term debt is fixed-rate debt, and therefore, does not expose TNMP’s earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of all long-term debt instruments would increase by approximately 0.5%, if interest rates were to decline by 50 basis points from their levels at March 31, 2007. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if TNMP were to re-acquire all or a portion of its debt instruments in the open market prior to their maturity.

During the three months ended March 31, 2007, TNMP did not contribute cash to fund pension and other postretirement benefits for plan year 2007. The securities held by the trusts had an estimated fair value of $89.5 million at March 31, 2007, of which approximately 23.2% were fixed-rate debt securities that subject TNMP to risk of loss of fair value with movements in market interest rates. If rates were to increase by 50 basis points from their levels at March 31, 2007, the decrease in the fair value of the fixed-rate securities would be approximately 4.2%, or $0.9 million. TNMP, therefore, is at risk for shortfalls in its funding of its obligations due to investment losses. TNMP does not believe that long-term market returns over the period of funding will be less than required for TNMP to meet its obligations. However, this belief is based on assumptions about future returns that are inherently uncertain.

Equity Market Risk

The trusts established to fund PNM’s share of the decommissioning costs of PVNGS and pension and other postretirement benefits hold certain equity securities at March 31, 2007. These equity securities also expose PNM to losses in fair value. Approximately 61.0% of the securities held by the various trusts were equity securities as of March 31, 2007. Similar to the debt securities held for funding decommissioning and certain pension and other postretirement costs, PNM does not recover or earn a return through rates on any losses or gains on these equity securities.

The trusts established to fund TNMP’s pension and other postretirement benefits hold certain equity securities at March 31, 2007. These equity securities also expose the Company to losses in fair value. Approximately 55.4% of the securities held by the various trusts were equity securities as of March 31, 2007. TNMP does not recover or earn a return through rates on any losses or gains on these equity securities.

ITEM 4. CONTROLS AND PROCEDURES

PNMR

Disclosure of controls and procedures

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

Changes in internal controls

The following material changes in internal controls occurred during the first quarter of 2007:

•
Expanded the functionality of an existing module of an accounting application at TNMP to record accounts receivable and billing activities for Texas market ERCOT electronic data interchange transactions and modified the related business process controls.

•
PNMR is currently engaged in a diligent effort to integrate Twin Oaks' and PNMR’s internal control activities to ensure that PNMR maintains its compliance with Section 404 of the Sarbanes-Oxley Act of 2002. It is expected that this effort will continue through the end of 2007.

Except as described above, there have been no other changes in PNMR’s internal controls over financial reporting for the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, PNMR’s internal control over financial reporting.

PNM

Disclosure of controls and procedures

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

Changes in internal controls

There have been no changes in PNM’s internal controls over financial reporting for the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, PNM’s internal control over financial reporting.

TNMP

Disclosure of controls and procedures

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

Changes in internal controls

The following material changes in internal controls occurred during the first quarter of 2007:

•
Expanded the functionality of an existing module of an accounting application to record accounts receivable and billing activities for Texas market ERCOT electronic data interchange transactions and modified the related business process controls.

Except as described above, there have been no changes in TNMP’s internal controls over financial reporting for the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, TNMP’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Notes 9 and 10 in the Notes to Condensed Consolidated Financial Statements for information related to the following matters, for PNMR, PNM and TNMP, incorporated in this item by reference.

•	Citizen Suit Under the Clean Air Act
•	Navajo Nation Environmental Issues
•	Four Corners Federal Implementation Plan Litigation
•	Wholesale Power Marketing Antitrust Suit
•	Legal Proceedings discussed under the caption, “Western United States Wholesale Power Market”
•	Natural Gas Royalties Qui Tam Litigation
•	TNMP Competitive Transition Charge True-Up Proceeding
•	San Juan River Adjudication

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in PNMR’s, PNM’s and TNMP’s Annual Reports on Form 10-K for the year ended December 31, 2006.

ITEM 6. EXHIBITS

10.3	PNMR
Second Amendment to Credit Agreement dated as of December 20, 2006 among PNM Resources, First Choice Power, L.P. and TNMP, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent

10.89	PNM	Amendment Four to Underground Coal Sales Agreement effective March 7, 2007 among San Juan Coal Company, PNM and Tucson Electric Power Company

12.1	PNMR	Ratio of Earnings to Fixed Charges

12.2	PNMR	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNMR	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	PNM	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	PNM	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.5	TNMP	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.6	TNMP	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date: May 10, 2007	/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Corporate Controller
(Officer duly authorized to sign this report)