Form 10-Q/A
period 2007-03-31
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2007-08-14
CIK 1108426, 22767, 81023

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

EXPLANATORY NOTE REGARDING AMENDMENT NO. 1

This Amendment No. 1 to the Quarterly Report on Form 10-Q (“Amendment No. 1”) amends the Registrants’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, initially filed with the Securities and Exchange Commission ("SEC") on May 10, 2007 (the “Original Filing”).

In 1985 and 1986, PNM, a wholly-owned subsidiary of PNMR, entered into 11 separate transactions through which it sold all of its interest in Units 1 and 2 of the Palo Verde Nuclear Generating Station and related common facilities to institutional investors.  At the same time, PNM entered into agreements to lease back the facilities that were sold.  These transactions resulted in gains, which in accordance with generally accepted accounting principles (“GAAP”) were deferred and amortized over the lives of the leases, approximately 30 years.

In 1990, the New Mexico Public Service Commission (“NMPSC”), the predecessor to the New Mexico Public Regulation Commission, ordered that the portion of the gain on the sale-leasebacks attributable to PNM’s New Mexico customers was to reduce electric rates over 15 years.  Accordingly, under GAAP, the amortization period for the portion of the gain on the sale-leasebacks remaining at that time and attributable to New Mexico customers should have been changed to match the rate-making treatment, which would have resulted in that portion of the gain being completely amortized by 2001.  However, PNM continued to amortize the gain over the lives of the leases for financial reporting purposes, which was longer than the 15 years determined by the NMPSC.  The portion of the gain not attributable to PNM’s New Mexico customers was not affected by the NMPSC order and has continued to be amortized over the lives of the leases in accordance with GAAP.

Management of PNMR and PNM determined that in accordance with SEC Staff Accounting Bulletin 108 the Original Filing for PNMR and PNM should be restated to correct this error.

The restatement increased the beginning balance of retained earnings for both PNMR and PNM as of January 1, 2004 by $15.5 million and removed the amortization of the portion of the gain attributable to New Mexico customers, which amounts to a $0.3 million decrease in net earnings for the three months ended March 31, 2007 and 2006.  The change in net earnings for removed the amortization, which is a non-cash item, is offset by a change in deferred credits and accumulated on the statements of cash flows resulting in no net impact on cash flows from operating activities and does not impact the subtotals of the statements of cash flows.  The restatement also impacts the Notes to the Consolidated Financial Statements.  Refer to Note 16 to the Consolidated Financial Statements for additional detail on the restatement.

In addition to these items, the following sections of this Form 10-Q/A have been revised to reflect the restatement: Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 4 – Controls and Procedures and Part II – Item 6 – Exhibits.

With the exception of the corrections described above, Amendment No. 1 sets forth the Original Filing in its entirety for the convenience of the reader.  Amendment No. 1 has been signed as of a current date and all certifications of the Registrants’ Chief Executive Officer and Principal Financial Officer are given as of a current date.  This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update the Original Filing in any way other than to correct the items described above.

PNM AND TNMP MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H) (1) (a) AND (b) OF FORM 10-Q AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (H) (2).

This Form 10-Q/A represents separate filings by PNMR, PNM and TNMP. Information herein relating to an individual registrant is filed by that registrant on its own behalf. PNM makes no representations as to the information relating to PNMR and its subsidiaries other than PNM (and its subsidiary). TNMP makes no representations as to the information relating to PNMR and its subsidiaries other than TNMP (and its subsidiaries). When this Form 10-Q/A is incorporated by reference into any filing with the SEC made by PNM or TNMP, the portions of this Form 10-Q/A that relate to PNMR and its subsidiaries other than PNM (and its subsidiary) or TNMP (and its subsidiaries), respectively, are not incorporated by reference therein.

ii

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

INDEX

Page No.

GLOSSARY	1
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)
PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Restated)	4
Three Months Ended March 31, 2007 and 2006
CONDENSED CONSOLIDATED BALANCE SHEETS	5
March 31, 2007 (Restated) and December 31, 2006
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Restated)	7
Three Months Ended March 31, 2007 and 2006
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Restated)	9
Three Months Ended March 31, 2007 and 2006
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Restated)	10
Three Months Ended March 31, 2007 and 2006
CONDENSED CONSOLIDATED BALANCE SHEETS	11
March 31, 2007 (Restated) and December 31, 2006
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Restated)	13
Three Months Ended March 31, 2007 and 2006
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Restated)	15
Three Months Ended March 31, 2007 and 2006
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS	16
Three Months Ended March 31, 2007 and 2006
CONDENSED CONSOLIDATED BALANCE SHEETS	17
March 31, 2007 and December 31, 2006
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	19
Three Months Ended March 31, 2007 and 2006
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	21
Three Months Ended March 31, 2007 and 2006
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Restated)	22
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS	58
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	85
ITEM 4. CONTROLS AND PROCEDURES	94
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	96
ITEM 1A. RISK FACTORS	96
ITEM 6. EXHIBITS	97
SIGNATURE	98

iii

GLOSSARY

Definitions:
Afton	Afton Generating Station
ALJ	Administrative Law Judge
Altura	Altura Power L.P.
APS	Arizona Public Service Company
Avistar	Avistar, Inc.
BART	Best Available Retrofit Technology
Board	Board of Directors of PNMR
BTU	British Thermal Unit
Cal PX	California Power Exchange
Cal ISO	California Independent System Operator
Cascade	Cascade Investment, L.L.C.
Company	PNM Resources, Inc. and Subsidiaries
Constellation	Constellation Energy Commodities Group, Inc.
CTC	Competition Transition Charge
Decatherm	Million BTUs
EaR	Earnings at Risk
ECJV	ECJV Holdings, LLC
ECMT	EnergyCo Marketing and Trading, LLC
EEI	Edison Electric Institute
EIP	Eastern Interconnection Project
EITF	Emerging Issues Task Force
EnergyCo	EnergyCo, LLC, a joint venture between PNMR and ECJV
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESI	Electric Service Identifier
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FCPSP	First Choice Power Special Purpose, L.P.
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation Number
FIP	Federal Implementation Plan
First Choice	First Choice Power, L. P. and Subsidiaries
Four Corners	Four Corners Power Plant
GAAP	Generally Accepted Accounting Principles in the United States of America
ISO	Independent System Operator
Luna	Luna Energy Facility
MMBTUs	Million BTUs
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, the Navajo NationSafe Drinking Water Act, and the Navajo Nation Pesticide Act

Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NMED	New Mexico Environment Department
NMPRC	New Mexico Public Regulation Commission
NOPR	Notice of Proposed Rulemaking
NSPS	New Source Performance Standards
NSR	New Source Review
NYMEX	New York Mercantile Exchange
OATT	Open Access Transmission Tariff
O&M	Operations and Maintenance
PGAC	Purchased Gas Adjustment Clause
PG&E	Pacific Gas and Electric Co.
PNM	Public Service Company of New Mexico and Subsidiary
PNM Facility	PNM’s $400 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR Facility	PNMR’s $600 Million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PSA	Power Supply Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PVNGS	Palo Verde Nuclear Generating Station
REC	Renewable Energy Certificates
REP	Retail Electricity Provider
RMC	Risk Management Committee
RTO	Regional Transmission Organization
SDG&E	San Diego Gas and Electric Company
SEC	United States Securities and Exchange Commission
SFAS	FASB Statement of Financial Accounting Standards
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SOAH	State Office of Administrative Hearings
S&P	Standard and Poors Ratings Services
TECA	Texas Electric Choice Act
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNP	TNP Enterprises, Inc. and Subsidiaries
Throughput	Volumes of gas delivered, whether or not owned by the Company
Twin Oaks	Assets of Twin Oaks Power, L.P. and Twin Oaks Power III, L.P.
VaR	Value at Risk

Accounting Pronouncements, (as amended):
EITF 03-11	EITF Issue No. 03-11 “Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133 and Not Held for Trading Purposes”
EITF 03-13	EITF Issue No. 03-13 “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations“
FIN 48	FIN No. 48 “Accounting for Uncertainty in Income Taxes”
SAB 108	SEC Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”
SFAS 5	SFAS No. 5 “Accounting for Contingencies”
SFAS 57	SFAS No. 57 “Related Party Disclosures”
SFAS 71	SFAS No. 71 “Accounting for Effects of Certain Types of Regulation”
SFAS 128	SFAS No. 128 “Earnings per Share”
SFAS 133	SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”
SFAS 141	SFAS No. 141 “Business Combinations”
SFAS 144	SFAS No.144 “Accounting for the Impairment or Disposal of Long-Lived Assets”
SFAS 149	SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(As Restated,	(As Restated,
	See Note 16)	See Note 16)
	(In thousands, except share information)
Operating Revenues:
Electric	$436,807	$448,216
Gas	216,484	207,476
Other	210	109
Total operating revenues	653,501	655,801

Operating Expenses:
Cost of energy sold	378,520	425,972
Administrative and general	71,206	65,305
Energy production costs	47,824	37,911
Depreciation and amortization	40,442	34,330
Transmission and distribution costs	22,567	19,050
Taxes other than income taxes	18,620	16,964
Income taxes	13,948	10,247
Total operating expenses	593,127	609,779
Operating income	60,374	46,022

Other Income and Deductions:
Interest income	10,788	10,151
Gains on investment securities	70	966
Other income	2,012	2,201
Equity in net loss of EnergyCo	(662)	-
Carrying charges on regulatory assets	-	1,973
Other deductions	(987)	(1,516)
Other income taxes	(3,950)	(5,101)
Net other income and deductions	7,271	8,674
Earnings before interest charges	67,645	54,696

Interest Charges :
Interest on long-term debt	24,009	22,531
Other interest charges	13,838	6,032
Total interest charges	37,847	28,563

Preferred Stock Dividend Requirements of Subsidiary	132	132

Net Earnings	$29,666	$26,001

Net Earnings per Common Share (see Note 5):
Basic	$0.39	$0.38
Diluted	$0.38	$0.37
Dividends Declared per Common Share	$0.23	$0.22

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
	(As Restated,
	See Note 16)
	(In thousands)

ASSETS
Utility Plant:
Electric plant in service	$4,278,802	$4,263,068
Gas plant in service	732,152	721,168
Common plant in service and plant held for future use	159,925	157,064
	5,170,879	5,141,300
Less accumulated depreciation and amortization	1,668,056	1,639,156
	3,502,823	3,502,144
Construction work in progress	262,850	230,871
Nuclear fuel, net of accumulated amortization of $17,296 and $14,008	32,610	28,844

Net utility plant	3,798,283	3,761,859

Other Property and Investments:
Investment in PVNGS lessor notes	245,356	257,659
Investment in EnergyCo	1,838	-
Other investments	177,759	169,720
Non-utility property, net of accumulated depreciation of $2,967 and $2,812	7,307	7,565

Total other property and investments	432,260	434,944

Current Assets:
Cash and cash equivalents	44,986	123,419
Special deposits	818	5,146
Accounts receivable, net of allowance for uncollectible accounts of $6,792 and $6,899	199,719	168,126
Unbilled revenues	82,482	116,878
Other receivables	73,396	73,744
Inventories	69,712	63,329
Regulatory assets	2,833	17,507
Derivative instruments	54,290	59,312
Income taxes receivable	61,526	65,210
Other current assets	62,820	63,414

Total current assets	652,582	756,085

Deferred Charges:
Regulatory assets	547,084	553,564
Pension asset	9,508	8,853
Goodwill	494,513	495,738
Other intangible assets, net of accumulated amortization of $2,380 and $2,052	101,874	102,202
Derivative instruments	22,897	39,886
Other deferred charges	73,401	77,703

Total deferred charges	1,249,277	1,277,946

	$6,132,402	$6,230,834

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
	(As Restated,
	See Note 16)
	(In thousands, except share information)

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders' equity:
Common stock outstanding (no par value, 120,000,000 shares authorized: issued
and outstanding 76,683,386 and 76,648,472 shares)	$1,039,908	$1,040,451
Accumulated other comprehensive income, net of income tax	13,855	28,909
Retained earnings	649,218	635,550
Total common stockholders' equity	1,702,981	1,704,910
Cumulative preferred stock of subsidiary without mandatory redemption requirements ($100 stated value, 10,000,000 shares authorized:
115,293 issued and outstanding)	11,529	11,529
Long-term debt	1,766,994	1,765,907

Total capitalization	3,481,504	3,482,346

Current Liabilities:
Short-term debt	739,345	764,345
Accounts payable	190,070	214,229
Accrued interest and taxes	55,248	98,789
Regulatory liabilities	16,131	1,172
Derivative instruments	49,698	71,019
Other current liabilities	222,209	226,507

Total current liabilities	1,272,701	1,376,061

Long-Term Liabilities:
Accumulated deferred income taxes	591,341	586,283
Accumulated deferred investment tax credits	29,383	30,236
Regulatory liabilities	391,261	389,330
Asset retirement obligations	62,602	61,338
Accrued pension liability and postretirement benefit cost	132,461	134,799
Derivative instruments	21,075	16,290
Other deferred credits	150,074	154,151

Total long-term liabilties	1,378,197	1,372,427

Commitments and Contingencies (see Note 9)

	$6,132,402	$6,230,834

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(As Restated,	(As Restated,
	See Note 16)	See Note 16)
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$29,666	$26,001
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	47,432	40,011
Allowance for equity funds used during construction	(454)	(47)
Deferred income tax expense (benefit)	14,282	(10,279)
Equity in net loss of EnergyCo	662	-
Net unrealized gains on derivatives	(3,795)	(2,703)
Realized gains on investment securities	(811)	(1,407)
Carrying charges on regulatory assets and liabilities	(1,018)	(2,833)
Amortization of fair value of acquired Twin Oaks sales contract	(20,035)	-
Amortization of emissions allowances	701	-
Amortization of fair value of acquired First Choice contracts	(361)	(4,402)
Stock based compensation expense	4,381	4,373
Excess tax benefit from stock-based payment arrangements	(6)	(313)
Other, net	1,317	2,456
Changes in certain assets and liabilities:
Accounts receivable	(31,487)	22,461
Other receivables	14,703	14,180
Unbilled revenues	34,396	23,296
Regulatory assets	4,624	22,144
Other assets	2,799	11,043
Accrued pension liability and postretirement benefit costs	(2,776)	(2,841)
Accounts payable	(25,897)	(102,149)
Accrued interest and taxes	(6,029)	24,751
Deferred credits	(5,459)	(5,112)
Other liabilities	(13,213)	(26,184)
Net cash flows from operating activities	43,622	32,446

Cash Flows From Investing Activities:
Utility plant additions	(89,484)	(51,727)
Proceeds from sales of investment securities	31,803	30,449
Purchases of investment securities	(36,365)	(30,301)
Proceeds from sales of utility plant	4,572	-
Return of principal on PVNGS lessor notes	11,612	10,956
Investment in EnergyCo	(2,500)	-
Other, net	4,290	870
Net cash flows from investing activities	(76,072)	(39,753)

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(As Restated,	(As Restated,
	See Note 16)	See Note 16)
	(In thousands)
Cash Flows From Financing Activities:
Short-term debt borrowings (repayments), net	(25,000)	(1,213)
Issuance of common stock	1,070	671
Proceeds from stock option exercise	6,509	1,765
Purchases of common stock to satisfy stock awards	(11,587)	(2,853)
Excess tax benefits from stock-based payment arrangements	6	313
Dividends paid	(16,863)	(13,758)
Other, net	(118)	(47)
Net cash flows from financing activities	(45,983)	(15,122)

Change in Cash and Cash Equivalents	(78,433)	(22,429)
Cash and Cash Equivalents at Beginning of Period	123,419	68,199
Cash and Cash Equivalents at End of Period	$44,986	$45,770

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$37,218	$25,750
Income taxes paid (refunded), net	$-	$-

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(As Restated,	(As Restated,
	See Note 16)	See Note 16)
	(In thousands)

Net Earnings	$29,666	$26,001

Other Comprehensive Income:

Unrealized gains (losses) on investment securities:
Unrealized holding gains arising during the period,
net of income tax expense of $1,420 and $7,605	2,167	11,604
Reclassification adjustment for (gains) included in net
earnings, net of income tax expense of $435 and $319	(663)	(486)

Fair value adjustment for certain derivative transactions:
Change in fair market value of designated cash flow hedges,
net of income tax benefit of $11,886 and $9,064	(18,112)	(14,646)
Reclassification adjustment for (gains) losses included in
net earnings, net of income tax expense (benefit)
of $(954) and $1,195	1,554	(1,484)

Total Other Comprehensive Income (Loss)	(15,054)	(5,012)

Total Comprehensive Income	$14,612	$20,989

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(As Restated,	(As Restated,
	See Note 16)	See Note 16)
	(In thousands)
Operating Revenues:
Electric	$240,325	$311,467
Gas	216,484	207,476
Total operating revenues	456,809	518,943

Operating Expenses:
Cost of energy sold	264,881	339,262
Administrative and general	44,382	41,128
Energy production costs	40,829	37,911
Depreciation and amortization	26,356	24,855
Transmission and distribution costs	17,641	14,307
Taxes other than income taxes	8,686	9,313
Income taxes	14,862	14,962
Total operating expenses	417,637	481,738
Operating income	39,172	37,205

Other Income and Deductions:
Interest income	8,702	9,353
Gains on investment securities	58	944
Other income	1,141	884
Other deductions	(609)	(851)
Other income taxes	(3,492)	(4,011)
Net other income and deductions	5,800	6,319
Earnings before interest charges	44,972	43,524

Interest Charges:
Interest on long-term debt	12,437	11,859
Other interest charges	3,655	1,561
Total interest charges	16,092	13,420

Net Earnings	28,880	30,104

Preferred Stock Dividend Requirements	132	132

Net Earnings Available for Common Stock	$28,748	$29,972

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
	(As Restated,
	See Note 16)
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

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
	(As Restated,
	See Note 16)
	(In thousands, except share information)

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholder's equity:
Common stock outstanding (no par value, 40,000,000 shares authorized:
39,117,799 shares issued and outstanding)	$932,483	$765,500
Accumulated other comprehensive income, net of income tax	12,741	8,761
Retained earnings	445,264	415,875
Total common stockholder's equity	1,390,488	1,190,136
Cumulative preferred stock without mandatory redemption requirements
($100 stated value, 10,000,000 shares authorized: 115,293 shares issued
and outstanding)	11,529	11,529
Long-term debt	988,400	987,205

Total capitalization	2,390,417	2,188,870

Current Liabilities:
Short-term debt	245,700	250,274
Accounts payable	128,918	138,577
Affiliate accounts payable	23,676	16,898
Accrued interest and taxes	41,979	41,340
Regulatory liabilities	16,131	1,172
Derivative instruments	26,099	43,096
Other current liabilities	58,744	82,262

Total current liabilities	541,247	573,619

Long-Term Liabilities:
Accumulated deferred income taxes	399,676	368,256
Accumulated deferred investment tax credits	28,917	29,404
Regulatory liabilities	349,989	335,196
Asset retirement obligations	61,812	60,493
Accrued pension liability and postretirement benefit cost	127,298	129,595
Derivative instruments	10,894	14,100
Other deferred credits	111,230	112,990

Total long-term liabilities	1,089,816	1,050,034

Commitments and Contingencies (see Note 9)

	$4,021,480	$3,812,523

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(As Restated,	(As Restated,
	See Note 16)	See Note 16)
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$28,880	$30,104
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	32,854	29,780
Allowance for equity funds used during construction	(380)	1
Deferred income tax expense (benefit)	7,137	(11,889)
Net unrealized gains on derivatives	(3,892)	(504)
Realized gains on investment securities	(811)	(1,407)
Carrying charges on other regulatory assets and liabilities	(1,018)	(1,297)
Other, net	(923)	(105)
Changes in certain assets and liabilities, net of amounts acquired:
Accounts receivable	(22,552)	19,292
Unbilled revenues	28,122	18,131
Regulatory assets	3,947	23,102
Other assets	11,851	17,715
Accrued pension liability and postretirement benefit costs	(1,457)	(566)
Accounts payable	(12,482)	(86,523)
Accrued interest and taxes	9,418	36,804
Deferred credits	(4,246)	(2,531)
Other liabilities	(6,935)	(24,089)
Net cash flows from operating activities	67,513	46,018

Cash Flows From Investing Activities:
Utility plant additions	(80,335)	(38,806)
Proceeds from sales of investment securities	31,803	30,449
Purchases of investment securities	(36,365)	(30,301)
Proceeds from sales of utility plant assets	4,572	-
Return of principal on PVNGS lessor notes	11,612	10,956
Other, net	871	652
Net cash flows from investing activities	(67,842)	(27,050)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(As Restated,	(As Restated,
	See Note 16)	See Note 16)
	(In thousands)
Cash Flows From Financing Activities:
Short-term debt borrowings (repayments), net	(4,574)	(24,913)
Dividends paid	(132)	(132)
Other, net	(418)	23
Net cash flows from financing activities	(5,124)	(25,022)

Change in Cash and Cash Equivalents	(5,453)	(6,054)
Cash and Cash Equivalents at Beginning of Period	11,886	12,690
Cash and Cash Equivalents at End of Period	$6,433	$6,636

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$21,883	$11,935
Income taxes paid (refunded), net	$-	$-

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

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(As Restated,	(As Restated,
	See Note 16)	See Note 16)
	(In thousands)

Net Earnings Available for Common Stock	$28,748	$29,972

Other Comprehensive Income (Loss):

Unrealized gains (losses) on investment securities:
Unrealized holding gains arising during the period,
net of income tax expense of $1,420 and $7,605	2,167	11,604
Reclassification adjustment for (gains) included in net
earnings, net of income tax expense of $435 and $319	(663)	(486)

Fair value adjustment for certain derivative transactions:
Change in fair market value of designated cash flow hedges,
net of income tax (expense) benefit of $(1,013) and $6,607	1,545	(10,081)
Reclassification adjustment for (gains) losses included in net
earnings, net of income tax expense (benefits) of $(610) and $2,217	931	(3,382)

Total Other Comprehensive Income (Loss)	3,980	(2,345)

Total Comprehensive Income	$32,728	$27,627

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

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

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

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

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

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

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

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

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

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

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Net Earnings and Total Comprehensive Income (Loss)	$938	$1,156

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

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

These Condensed Consolidated Financial Statements are unaudited, and certain information and note disclosures normally included in the Company’s annual Consolidated Financial Statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these financial statements should refer to PNMR’s, PNM’s and TNMP’s audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2006 that are included in their respective Annual Reports on Form 10-K/A (Amendment No. 1)  for the year ended December 31, 2006. The results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

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

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and subsidiaries in which it owns a majority voting interest and the PVNGS Capital Trust. PNMR’s primary subsidiaries are PNM, TNMP, First Choice and Altura. Corporate administrative and general expenses, which represent costs that are driven primarily by corporate level activities, are allocated to the business segments. Other significant intercompany transactions between PNMR, PNM and TNMP in 2007 or 2006 include energy purchases and sales, dividends paid on common stock and consolidation of the PVNGS Capital Trust. All intercompany transactions and balances have been eliminated. (See Note 12.)

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

For the Three Months
Ended March 31, 2006
(In thousands, except per share amounts)

Operating revenues	$694,948
Operating expenses	$637,328
Net earnings	$30,813
Net earnings per common share:
Basic	$0.45
Diluted	$0.44

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR SEGMENT INFORMATION

Summarized financial information for PNMR by business segment for the three months ended March 31, 2007 is as follows (in thousands):

		Regulated		Unregulated
Segments of Business	PNM	TNMP	PNM		First	Corporate
	Electric (c)	Electric (c)	Gas	Wholesale	Choice	and Other		Consolidated

2007:
Operating revenues	$167,875	$24,161	$216,484	$125,867	$135,518	$(16,404)	(a)	$653,501
Intersegment revenues	2,238	16,767	48	8,684	47	(27,784)		-
Total Revenues	170,113	40,928	216,532	134,551	135,565	(44,188)		653,501
Cost of energy	66,502	7,171	161,713	76,347	110,816	(44,029)	(a)	378,520
Intersegment energy transfer	(5,658)	-	-	5,658	-	-		-
Gross Margin	109,269	33,757	54,819	52,546	24,749	(159)		274,981
Operating expenses	72,636	18,650	25,612	25,701	15,157	2,461	(b)	160,217
Depreciation and amortization	16,385	7,000	6,181	7,759	471	2,646		40,442
Income taxes	4,129	352	7,922	3,937	3,407	(5,799)	(b)	13,948
Operating Income	16,119	7,755	15,104	15,149	5,714	533		60,374

Interest income	6,117	88	996	1,438	483	1,666		10,788
Other income (deductions)	137	249	122	298	(42)	(463)		301
Other income taxes	(2,476)	(76)	(443)	(687)	(157)	(111)		(3,950)
Net interest charges	(9,819)	(7,078)	(3,015)	(9,141)	(115)	(8,679)		(37,847)

Segment Net Earnings (Loss)	$10,078	$938	$12,764	$7,057	$5,883	$(7,054)		$29,666

Gross Property Additions	$61,921	$7,804	$7,150	$10,589	$(114)	$2,134		$89,484

At March 31, 2007:
Total Assets	$2,357,886	$986,568	$684,430	$1,044,787	$342,472	$716,259		$6,132,402

Goodwill	$102,562	$260,183	$-	$-	$131,768	$-		$494,513

(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $16.6 million are reclassified to a net margin basis in accordance with GAAP.
(b)	Includes EnergyCo formation costs of $1.2 million included in operating expenses and an income tax benefit of $0.5 million included in income taxes.
(c)	Operations and assets, including goodwill, transferred from TNMP Electric to PNM Electric on January 1, 2007 are included in PNM Electric and excluded from TNMP Electric.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information for PNMR by business segment for the three months ended March 31, 2006 is as follows (in thousands):

		Regulated		Unregulated
Segments of Business	PNM	TNMP	PNM		First	Corporate
	Electric (c)	Electric (c)	Gas	Wholesale	Choice	and Other		Consolidated
2006:
Operating revenues	$136,596	$46,969	$207,476	$164,311	$105,082	$(4,633)	(a)	$655,801
Intersegment revenues	2,182	15,716	49	15,177	-	(33,124)		-
Total Revenues	138,778	62,685	207,525	179,488	105,082	(37,757)		655,801
Cost of energy	45,474	27,172	157,691	142,877	90,335	(37,577)	(a)	425,972
Intersegment energy transfer	(5,178)	-	-	5,178	-	-		-
Gross Margin	98,482	35,513	49,834	31,433	14,747	(180)		229,829
Operating expenses	67,478	21,532	25,090	11,785	13,178	167	(b)	139,230
Depreciation and amortization	14,972	7,731	5,920	3,161	498	2,048		34,330
Income taxes	2,943	(673)	6,266	5,014	300	(3,603)	(b)	10,247
Operating Income	13,089	6,923	12,558	11,473	771	1,208		46,022

Interest income	6,511	255	1,265	1,279	392	449		10,151
Other income (deductions)	198	2,129	101	706	(10)	368		3,492
Other income taxes	(2,656)	(912)	(541)	(786)	(139)	(67)		(5,101)
Net interest charges	(8,597)	(7,227)	(2,997)	(3,821)	(224)	(5,697)		(28,563)

Segment Net Earnings (Loss)	$8,545	$1,168	$10,386	$8,851	$790	$(3,739)		$26,001

Gross Property Additions	$30,316	$7,216	$4,365	$3,751	$297	$5,782		$51,727

At March 31, 2006:
Total Assets	$1,913,142	$1,168,674	$650,588	$406,267	$327,431	$536,861		$5,002,963
Goodwill	$-	$367,245	$-	$-	$131,910	$-		$499,155

(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $4.7 million are reclassified to a net margin basis in accordance with GAAP.
(b)	Includes TNP acquisition integration costs of $0.9 million included in operating expenses and an income tax benefit of $0.4 million included in income taxes.
(c)	Operations and assets, including goodwill, transferred from TNMP Electric to PNM Electric on January 1, 2007 are excluded from PNM Electric and included in TNMP Electric.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM SEGMENT INFORMATION

Summarized financial information for PNM by business segment for the three months ended March 31, 2007 is as follows (in thousands):

Segments of Business	PNM	PNM	PNM	Corporate
	Electric (b)	Gas	Wholesale	and Other		Consolidated

2007:
Operating revenues	$167,875	$216,484	$89,064	$(16,614)	(a)	$456,809
Intersegment revenues	2,238	48	8,684	(10,970)		-
Total Revenues	170,113	216,532	97,748	(27,584)		456,809
Cost of energy	66,502	161,713	64,181	(27,515)	(a)	264,881
Intersegment energy transfer	(5,658)	-	5,658	-		-
Gross Margin	109,269	54,819	27,909	(69)		191,928
Operating expenses	72,636	25,612	13,441	(151)		111,538
Depreciation and amortization	16,385	6,181	3,150	640		26,356
Income taxes	4,129	7,922	3,039	(228)		14,862
Operating Income	16,119	15,104	8,279	(330)		39,172

Interest income	6,117	996	1,321	268		8,702
Other income (deductions)	137	122	298	(99)		458
Other income taxes	(2,476)	(443)	(641)	68		(3,492)
Net interest charges	(9,819)	(3,015)	(3,642)	384		(16,092)

Segment Net Earnings	$10,078	$12,764	$5,615	$291		$28,748

Gross Property Additions	$61,921	$7,150	$11,264	$-		$80,335

At March 31, 2007:
Total Assets	$2,392,709	$693,168	$395,056	$540,547		$4,021,480
Goodwill	$102,562	$-	$-	$-		$102,562

(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $16.6 million are reclassified to a net margin basis in accordance with GAAP.
(b)	Includes operations and assets, including goodwill, transferred from TNMP Electric to PNM Electric on January 1, 2007.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information for PNM by business segment for the three months ended March 31, 2006 is as follows (in thousands):

Segments of Business	PNM	PNM	PNM	Corporate
	Electric (b)	Gas	Wholesale	and Other		Consolidated
2006:
Operating revenues	$136,596	$207,476	$164,311	$(4,741)	(a)	$503,642
Intersegment revenues	2,058	49	-	(2,107)		-
Affiliated Sales	124	-	15,177	-		15,301
Total Revenues	138,778	207,525	179,488	(6,848)		518,943
Cost of energy	45,474	157,691	142,877	(6,780)	(a)	339,262
Intersegment energy transfer	(5,178)	-	5,178	-		-
Gross Margin	98,482	49,834	31,433	(68)		179,681
Operating expenses	67,478	25,090	11,785	(1,694)		102,659
Depreciation and amortization	14,972	5,920	3,161	802		24,855
Income taxes	2,943	6,266	5,014	739		14,962
Operating Income	13,089	12,558	11,473	85		37,205

Interest income	6,511	1,265	1,279	298		9,353
Other income/(deductions)	198	101	706	(160)		845
Other income taxes	(2,656)	(541)	(786)	(28)		(4,011)
Net interest charges	(8,597)	(2,997)	(3,821)	1,995		(13,420)

Segment Net Earnings	$8,545	$10,386	$8,851	$2,190		$29,972

Gross Property Additions	$30,316	$4,365	$3,751	$374		$38,806

At March 31, 2006:
Total Assets	$1,913,142	$650,588	$406,267	$480,548		$3,450,545

(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $4.7 million are reclassified to a net margin basis in accordance with GAAP.
(b)	Excludes operations and assets, including goodwill, transferred from TNMP Electric to PNM Electric on January 1, 2007.

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

In accordance with SFAS 128, dual presentation of basic and diluted earnings per share has been presented in the Condensed Consolidated Statements of Earnings of PNMR. The following reconciliation illustrates the impact on the share amounts of potential common shares and the earnings per share amounts:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands, except per share amounts)

Net Earnings	$29,666	$26,001

Average Number of Common Shares Outstanding	76,659	68,787
Dilutive effect of common stock equivalents:
Stock options and restricted stock	701	497
Equity-linked units	739	91
Average Common and Common Equivalent Shares Outstanding	78,099	69,375

Net Earnings per Share of Common Stock:

Basic	$0.39	$0.38
Diluted	$0.38	$0.37

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

Information concerning the Company’s stock-based compensation plans is contained in Note 13 of the Notes to Consolidated Financial Statements in the 2006 Annual Reports on Form 10-K/A (Amendment No. 1).

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

Information concerning the Company’s financing activities is contained in Note 6 of the Notes to Consolidated Financial Statements in the Annual Reports on Form 10-K/A (Amendment No. 1). PNMR and PNM have revolving credit facilities for borrowings up to $600 million and $400 million, respectively, that primarily expire in 2011 and local lines of credit amounting to $15 million and $13.5 million, respectively. PNMR and PNM also have commercial paper programs under which they may issue up to $400 million and $300 million of commercial paper, respectively. PNMR entered into a short-term bridge loan agreement for temporary financing of Twin Oaks (See Note 2). The revolving credit facilities serve as support for the commercial paper programs. Operationally, this means the aggregate borrowings under the commercial paper program and the revolving credit facility for each of PNMR and PNM cannot exceed the maximum amount of the revolving credit facility for that entity.

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

As of March 31, 2007, TNMP had outstanding borrowings of $29.2 million from PNMR under their intercompany loan agreement.

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
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8)	Pension and Other Postretirement Benefit Plans

PNMR and its subsidiaries maintain a qualified defined benefit pension plan, a plan providing medical and dental benefits to eligible retirees, and an executive retirement program (“PNM Plans”). PNMR maintains the legal obligation for the benefits owed to participants under these plans. TNMP also maintains a qualified defined benefit pension plan covering substantially all of its employees, a plan providing medical and death benefits to eligible retirees and an executive retirement program (“TNMP Plans”). Readers should refer to Note 12 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K/A (Amendment No. 1)  for the year ended December 31, 2006 for additional information on these plans.

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

PNMR, PNM and TNMP are considered related parties as defined in SFAS 57. PNMR Services Company provides corporate services to PNMR and its subsidiaries. Additional information concerning the Company’s related party transactions is contained in Note 20 of the Notes to Consolidated Financial Statements in the Annual Reports on Form 10-K/A (Amendment No.1).

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

Please refer to Note 21 of the Consolidated Financial Statements in the Company's Annual Reports on Form 10-K/A (Amendment No. 1)  for the year ended December 31, 2006 for information regarding recently issued accounting pronouncements that could have a material impact on the Company. No accounting pronouncements issued since that report are expected to have a material impact on the Company's Consolidated Financial Statements. See Note 15 for discussion concerning the adoption of FIN 48 as of January 1, 2007.

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

(16)           Restatement

Subsequent to the issuance of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (“Original Filing”), the management of PNMR and PNM determined that the deferred gains related to certain sale-leaseback transactions had not been amortized over the correct period.

In 1985 and 1986, PNM entered into 11 separate transactions through which it sold all of its interest in Units 1 and 2 of the PVNGS and related common facilities to institutional investors.  At the same time, PNM entered into agreements to lease back the facilities that were sold.  These transactions resulted in gains, which in accordance with GAAP were deferred and amortized over the lives of the leases, approximately 30 years.

In 1990, the New Mexico Public Service Commission (“NMPSC”), the predecessor to the NMPRC, ordered that the portion of the gain on the sale-leasebacks attributable to PNM’s New Mexico customers was to reduce electric rates over 15 years.  Accordingly, under GAAP, the amortization period for the portion of the gain on the sale-leasebacks remaining at that time and attributable to New Mexico customers should have been changed to match the rate-making treatment, which would have resulted in that portion of the gain being completely amortized by 2001.  However, PNM continued to amortize the gain over the lives of the leases for financial reporting purposes, which was longer than the 15 years determined by the NMPSC.  The portion of the gain not attributable to PNM’s New Mexico customers was not affected by the NMPSC order and has continued to be amortized over the lives of the leases in accordance with GAAP.

Management of PNMR and PNM determined that in accordance with SAB 108 the Original Filing for PNMR and PNM should be restated to correct this error.

Effects of Restatement

To correct this error, PNMR and PNM have increase the January 1, 2004 retained earnings balance by $15.5 million and restated the Condensed Consolidated Balance Sheets as of March 31, 2007.  In addition, the Condensed Consolidated Statements of Earnings, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Comprehensive Income (Loss) have been restated for the quarterly periods ended March 31, 2007 and 2006 and the Notes to the Condensed Consolidated Financial Statements for such periods, as appropriate. This restatement does not impact the Consolidated Financial Statements of TNMP.

The following is a summary of the corrections described above:

PNMR

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands, except per share amounts)		(In thousands, except per share amounts)

Consolidated Statements of Earnings
Energy production costs	$47,500	$47,824	$37,587	$37,911
Income taxes	13,969	13,948	10,247	10,247
Net earnings*	29,969	29,666	26,325	26,001
Net earnings per share
Basic	0.39	0.39	0.38	0.38
Diluted	0.38	0.38	0.38	0.37

Consolidated Statements of Cash Flows
Accrued interest and taxes	(6,008)	(6,029)	24,751	24,751
Deferred credits	(5,783)	(5,459)	(5,436)	(5,112)

Consolidated Statements of Comprehensive Income (Loss)
Total comprehensive income	14,915	14,612	21,313	20,989

* Net earnings also appears in the Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income (Loss)

	March 31, 2007
	As Previously Reported	As Restated
	(In thousands)
Consolidated Balance Sheets
Retained earnings	$637,907	$649,218
Accrued interest and taxes	55,269	55,248
Accumulated deferred income taxes	582,501	591,341
Regulatory liabilities	400,101	391,261
Other deferred credits	161,364	150,074

PNM

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands)		(In thousands)

Consolidated Statements of Earnings
Energy production costs	$40,505	$40,829	$37,587	$37,911
Income taxes	14,832	14,862	14,962	14,962
Net earnings*	29,234	28,880	30,428	30,104
Net earnings available for common stock**	29,102	28,748	30,296	29,972

Consolidated Statements of Cash Flows
Accrued interest and taxes	9,388	9,418	36,804	36,804
Deferred credits	(4,570)	(4,246)	(2,855)	(2,531)

Consolidated Statements of Comprehensive Income (Loss)
Total comprehensive income	33,082	32,728	27,951	27,627

* Net earnings also appears in the Consolidated Statements of Cash Flows
** Net earnings available for common stock also appears in the Consolidated Statements of Comprehensive Income (Loss)

	March 31, 2007
	As Previously Reported	As Restated
	(In thousands)
Consolidated Balance Sheets
Retained earnings	$434,004	$445,264
Accrued interest and taxes	41,949	41,979
Accumulated deferred income taxes	390,836	399,676
Regulatory liabilities	358,829	349,989
Other deferred credits	122,520	111,230

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations for PNMR, PNM and TNMP is presented both on a combined basis as applicable, and on a separate basis.  For discussion purposes, this report will use the term “Company” when discussing matters of common applicability to PNMR, PNM and TNMP.  Discussions regarding specific contractual obligations generally reference the entity that is legally obligated.  In the case of contractual obligations of PNM and TNMP, these obligations are combined with PNMR and its subsidiaries.  A reference to a “Note” in this Item 2 refers to the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1.  Management’s Discussion and Analysis gives effect to the restatement discussed in Note 16.

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

RESULTS OF OPERATIONS - PNMR

THREE MONTHS ENDED MARCH 31, 2007
COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

PNMR’s net earnings for the three months ended March 31, 2007 were $29.7 million, or $0.38 per diluted share of common stock, compared to $26.0 million, or $0.37 per diluted share of common stock for the three months ended March 31, 2006.  The increase in earnings was driven primarily by increased price margins on First Choice Power customer sales, the acquisition of Twin Oaks, the effects of colder weather, and improved performance at PVNGS.  These increases were partially offset by the absence of the PNM Wholesale forward sale of first-quarter excess resources used in 2006, lower levels of plant performance at SJGS and Four Corners, increased coal costs, higher interest expense due to higher short-term borrowings, and the remarketing of Pollution Control Revenue Bonds.  Net earnings per diluted share of common stock remained flat due to an increase in the average number of shares of common stock outstanding during the first three months of 2007 compared to the same period in 2006, due primarily to the public offering of 5,750,000 shares in December 2006.

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

Regulated Operations

PNM Electric

The table below sets forth the operating results for PNM Electric:

	Three Months Ended
	March 31,
	2007	2006	Variance
	(In thousands)
Total revenues	$170,113	$138,778	$31,335
Cost of energy	66,502	45,474	21,028
Intersegment energy transfer	(5,658)	(5,178)	(480)
Gross margin	109,269	98,482	10,787
Energy production costs	31,258	29,567	1,691
Transmission and distribution O&M	9,679	7,645	2,034
Customer related expense	4,503	3,730	773
Administrative and general	4,380	2,691	1,689
Total non-fuel O&M	49,820	43,633	6,187
Corporate allocation	16,977	17,648	(671)
Depreciation and amortization	16,385	14,972	1,413
Taxes other than income taxes	5,839	6,197	(358)
Income taxes	4,129	2,943	1,186
Total non-fuel operating expenses	93,150	85,393	7,757
Operating income	$16,119	$13,089	$3,030

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

Total non-fuel O&M expenses increased $6.2 million, or 14.2%, for the three months ended March 31, 2007, compared to the same period of 2006. Energy production costs increased $1.7 million, or 5.7%, due to increased outage costs of $1.0 million, primarily at SJGS, and the absence of a $0.7 million PVNGS decommissioning and decontamination credit received in the first quarter of 2006. Transmission and distribution O&M expenses increased $2.0 million, or 26.6%, mainly due to the transfer of southern New Mexico operations from TNMP of $1.0 million and increased labor costs of $0.8 million. Customer related expenses increased $0.8 million, or 20.7%, primarily due to an increase in labor costs of $0.4 million and the transfer of southern New Mexico operations from TNMP of $0.3 million. Administrative and general expenses increased $1.7 million, or 62.8%, primarily due to an increase in pension and benefit costs of $3.5 million, as costs were recorded as part of administrative and general expenses in 2007 versus recorded as corporate allocation charges in 2006, as discussed below. These increases to expense were partially offset by higher capitalized costs of $1.9 million related to increased construction activity, largely as a result of environmental work at SJGS and expansion of the Afton plant.

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

Income Taxes

PNMR’s consolidated income tax expense was $17.9 million for the three months ended March 31, 2007, compared to $15.3 million for the same period in 2006. The increase in consolidated income tax expense was due to an increase in pre-tax earnings and an increase in the overall effective income tax rate, due partially to the inclusion of Texas franchise taxes in operating income tax in 2007 versus taxes other than income in 2006, as discussed in the TNMP Electric segment, resulting in no impact to net earnings. PNMR’s effective operating income tax rates for the three months ended March 31, 2007 and 2006 were 38.2% and 37.0%, respectively. PNMR’s effective non-operating income tax rates for the three months ended March 31, 2007 and 2006 were 35.2% and 37.0%, respectively.

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

Energy production costs increased $2.9 million, or 7.7%, as a result of increased plant outage costs, largely at SJGS, the addition of Luna operations, which began in April 2006, and the absence of a PVNGS decommissioning and decontamination credit received in the first quarter of 2006.

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

PNM’s consolidated income tax expense was $18.3 million for the three months ended March 31, 2007, compared to $19.0 million for the same period of 2006. PNM’s effective operating income tax rates for the three months ended March 31, 2007 and 2006 were 39.2% and 38.6%, respectively. PNM’s effective non-operating income tax rates for the three months ended March 31, 2007 and 2006 were 37.6% and 38.8%, respectively.

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

As of March 31, 2007, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s and TNMP’s Annual Reports on Forms 10-K/A (Amendment No. 1) for the year ended December 31, 2006. The policies disclosed included the accounting for revenue recognition, regulatory assets and liabilities, asset impairment, goodwill and other intangible assets, purchase accounting, pension and postretirement benefits, decommissioning costs, financial instruments and market risk. See Note 15 for discussion concerning the adoption of FIN 48 as of January 1, 2007.

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

As of March 31, 2007, there have been no significant changes to the Company’s off-balance sheet arrangements reported in the 2006 Annual Reports on Form 10-K/A (Amendment No. 1).

Commitments and Contractual Obligations

PNMR, PNM and TNMP have contractual obligations for long-term debt, operating leases, purchase obligations and certain other long-term liabilities that were summarized in a table of contractual obligations in the 2006 Annual Reports on Form 10-K/A (Amendment No. 1). The adoption of FIN 48, effective January 1, 2007, was not material to the Company’s contractual obligations. Under FIN 48, certain liabilities related to uncertain tax positions were recognized. See Note 15 for a discussion of these obligations and timing of the payments.

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

Capital Structure

PNMR

PNMR’s capitalization, including current maturities of long-term debt, at March 31, 2007 and December 31, 2006 is shown below:

	March 31,	December 31,
	2007	2006

Common equity	48.9%	49.0%
Preferred stock	0.3%	0.3%
Long-term debt	50.8%	50.7%
Total capitalization	100.0%	100.0%

Total capitalization does not include as debt operating lease obligations.

PNM

PNM’s capitalization, including current maturities of long-term debt, at March 31, 2007 and December 31, 2006 is shown below:

	March 31,	December 31,
	2007	2006

Common equity	58.2%	54.4%
Preferred stock	0.5%	0.5%
Long-term debt	41.3%	45.1%
Total capitalization	100.0%	100.0%

TNMP

TNMP’s capitalization, including current maturities of long-term debt, at March 31, 2007 and December 31, 2006 is shown below:

	March 31,	December 31,
	2007	2006

Common equity	45.6%	55.0%
Long-term debt	54.4%	45.0%
Total capitalization	100.0%	100.0%

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

Any material changes to risk factors occurring after the filing of PNMR’s, PNM’s or TNMP’s 2006 Annual Report on Form 10-K/A (Amendment No. 1) are disclosed in Item 1A, Risk Factors, in Part II of this Form 10-Q/A.

For information about the risks associated with the use of derivative financial instruments see Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

SECURITIES ACT DISCLAIMER

Certain securities, including commercial paper described in this report, have not been registered under the Securities Act of 1933, as amended, or any state securities laws and may not be reoffered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. This Form 10-Q/A does not constitute an offer to sell or the solicitation of an offer to buy any securities.

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

ITEM 4. CONTROLS AND PROCEDURES

PNMR

Disclosure of controls and procedures

PNMR maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  Concurrently with this restatement on Form 10-Q/A for period ended March 31, 2007, PNMR’s management, with the participation of the Chief Executive and Chief Financial Officers, re-evaluated PNMR’s disclosure controls and procedures and believe that these controls and procedures are still effective to ensure that PNMR meets the requirements of SEC Regulation 13A, Rule 13a-15(e) and Rule 15d-15(e).

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

PNM

Disclosure of controls and procedures

PNM maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  Concurrently with this restatement on Form 10-Q/A for period ended March 31, 2007, PNM’s management, with the participation of the Chief Executive and Chief Financial Officers, re-evaluated PNM’s disclosure controls and procedures and believe that these controls and procedures are still effective to ensure that PNM is able to meet the requirements of SEC Regulation 13A, Rule 13a-15(e) and Rule 15d-15(e).

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

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in PNMR’s, PNM’s and TNMP’s Annual Reports on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2006.

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

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date: August 14, 2007	/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Corporate Controller
(Officer duly authorized to sign this report)