Form 10-Q
period 2007-06-30
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2007-08-14
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

Commission	Name of Registrants, State of Incorporation,	I.R.S. Employer
File Number	Address and Telephone Number	Identification No.
001-32462	PNM Resources, Inc.	85-0468296
(A New Mexico Corporation)
Alvarado Square
Albuquerque, New Mexico 87158
(505) 241-2700

001-06986	Public Service Company of New Mexico	85-0019030
(A New Mexico Corporation)
Alvarado Square
Albuquerque, New Mexico 87158
(505) 241-2700

002-97230	Texas-New Mexico Power Company	75-0204070
(A Texas Corporation)
4100 International Plaza,
P.O. Box 2943
Fort Worth, Texas 76113
(817) 731-0099
Indicate by check mark whether PNM Resources, Inc. (“PNMR”) and Public Service Company of New Mexico (“PNM”) (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether Texas-New Mexico Power Company (“TNMP”) (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☑
(NOTE: As a voluntary filer, not subject to the filing requirements, TNMP filed all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.)
Indicate by check mark whether PNMR is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
Indicate by check mark whether each of PNM and TNMP is a large accelerated filer, accelerated filer, or non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
As of August 1, 2007, 76,726,852 shares of common stock, no par value per share, of PNMR were outstanding.
The total number of shares of common stock of PNM outstanding as of August 1, 2007 was 39,117,799 all held by PNMR (and none held by non-affiliates).
The total number of shares of common stock of TNMP outstanding as of August 1, 2007 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
INDEX

Page No.

GLOSSARY	1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

PNM RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS	4

CONDENSED CONSOLIDATED BALANCE SHEETS	5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	7

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	9

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS	10

CONDENSED CONSOLIDATED BALANCE SHEETS	11

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	13

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	15

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS	16

CONDENSED CONSOLIDATED BALANCE SHEETS	17

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	19

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	21

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	22

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	63

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	94

ITEM 4. CONTROLS AND PROCEDURES	100

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	102

ITEM 1A. RISK FACTORS	102

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	102

ITEM 6. EXHIBITS	103

SIGNATURE	104

Exhibit 2.1
Exhibit 4.23
Exhibit 12.1
Exhibit 12.2
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 31.5
Exhibit 31.6
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3
Exhibit 32.4
Exhibit 32.5
Exhibit 32.6

i

GLOSSARY

Definitions:
Afton	Afton Generating Station
ALJ	Administrative Law Judge
Altura	Altura Power L.P.
APS	Arizona Public Service Company
Avistar	Avistar, Inc.
BART	Best Available Retrofit Technology
Board	Board of Directors of PNMR
BTU	British Thermal Unit
Cal PX	California Power Exchange
Cal ISO	California Independent System Operator
Cascade	Cascade Investment, L.L.C.
Company	PNM Resources, Inc. and Subsidiaries
Constellation	Constellation Energy Commodities Group, Inc.
CTC	Competition Transition Charge
Decatherm	Million BTUs
EaR	Earnings at Risk
ECJV	ECJV Holdings, LLC
ECMT	EnergyCo Marketing and Trading, LLC
EEI	Edison Electric Institute
EIP	Eastern Interconnection Project
EITF	Emerging Issues Task Force
EnergyCo	EnergyCo, LLC, a joint venture between PNMR and ECJV
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESI	Electric Service Identifier
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FCPSP	First Choice Power Special Purpose, L.P.
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation Number
FIP	Federal Implementation Plan
First Choice	First Choice Power, L. P. and Subsidiaries
Four Corners	Four Corners Power Plant
GAAP	Generally Accepted Accounting Principles in the United States of America
GWh	Gigawatt hours
ISO	Independent System Operator
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBTUs	Million BTUs
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act, and the Navajo Nation Pesticide Act

Definitions:
NDT	Nuclear Decommissioning Trusts for PVNGS
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NMED	New Mexico Environment Department
NMPRC	New Mexico Public Regulation Commission
NOPR	Notice of Proposed Rulemaking
NSPS	New Source Performance Standards
NSR	New Source Review
NYMEX	New York Mercantile Exchange
OATT	Open Access Transmission Tariff
O&M	Operations and Maintenance
PCRBs	Pollution Control Revenue Bonds
PGAC	Purchased Gas Adjustment Clause
PG&E	Pacific Gas and Electric Co.
PNM	Public Service Company of New Mexico and Subsidiary
PNM Facility	PNM’s $400 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR Facility	PNMR’s $600 Million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PSA	Power Supply Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PVNGS	Palo Verde Nuclear Generating Station
REC	Renewable Energy Certificates
REP	Retail Electricity Provider
RMC	Risk Management Committee
RTO	Regional Transmission Organization
SDG&E	San Diego Gas and Electric Company
SEC	United States Securities and Exchange Commission
SFAS	FASB Statement of Financial Accounting Standards
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SOAH	State Office of Administrative Hearings
S&P	Standard and Poors Ratings Services
TECA	Texas Electric Choice Act
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNP	TNP Enterprises, Inc. and Subsidiaries
Throughput	Volumes of gas delivered, whether or not owned by the Company
Twin Oaks	Assets of Twin Oaks Power, L.P. and Twin Oaks Power III, L.P.
VaR	Value at Risk

Accounting Pronouncements (as amended):

EITF 03-11	EITF Issue No. 03-11 “Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133 and Not Held for Trading Purposes”
EITF 03-13	EITF Issue No. 03-13 “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations”
FIN 48 SAB 108
FIN No. 48 “Accounting for Uncertainty in Income Taxes”
SEC Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”

SFAS 5	SFAS No. 5 “Accounting for Contingencies”
SFAS 57	SFAS No. 57 “Related Party Disclosures”
SFAS 71	SFAS No. 71 “Accounting for Effects of Certain Types of Regulation”
SFAS 128	SFAS No. 128 “Earnings per Share”
SFAS 133	SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”
SFAS 141	SFAS No. 141 “Business Combinations”
SFAS 144	SFAS No.144 “Accounting for the Impairment or Disposal of Long-Lived Assets”
SFAS 149	SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”
SFAS 154	SFAS No. 154 “Accounting Changes and Error Corrections”

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(As Restated,		(As Restated,
		See Note 16)		See Note 16)
	(In thousands, except share information)
Operating Revenues:
Electric	$505,376	$477,603	$942,183	$925,819
Gas	75,136	68,869	291,620	276,345
Other	169	197	379	306

Total operating revenues	580,681	546,669	1,234,182	1,202,470

Operating Expenses:
Cost of energy sold	356,533	306,500	735,053	732,472
Administrative and general	64,341	66,311	135,547	131,616
Energy production costs	52,256	44,038	100,080	81,949
Depreciation and amortization	39,695	37,953	80,137	72,283
Transmission and distribution costs	22,194	21,314	44,761	40,364
Taxes other than income taxes	19,003	18,261	37,623	35,225

Total operating expenses	554,022	494,377	1,133,201	1,093,909

Operating income	26,659	52,292	100,981	108,561

Other Income and Deductions:
Interest income	7,041	8,916	17,829	19,067
Gains on investments held by NDT	2,957	1,158	3,001	2,054
Other income	1,890	764	3,929	3,035
Equity in net earnings of EnergyCo	2,272	—	1,610	—
Carrying charges on regulatory assets	—	2,004	—	3,977
Other deductions	(5,530)	(2,497)	(6,518)	(4,013)

Net other income and deductions	8,630	10,345	19,851	24,120

Interest Charges:
Interest on long-term debt	18,734	24,267	42,743	46,798
Other interest charges	11,158	12,231	24,996	18,263

Total interest charges	29,892	36,498	67,739	65,061

Earnings before Income Taxes	5,397	26,139	53,093	67,620

Income Taxes (Benefit) (See Note 15)	(14,975)	10,024	2,923	25,372

Preferred Stock Dividend Requirements of Subsidiary	132	132	264	264

Net Earnings	$20,240	$15,983	$49,906	$41,984

Net Earnings per Common Share (see Note 5):
Basic	$0.26	$0.23	$0.65	$0.61

Diluted	$0.26	$0.23	$0.64	$0.61

Dividends Declared per Common Share	$0.23	$0.22	$0.46	$0.44

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$58,050	$123,419
Special deposits	1,094	5,146
Accounts receivable, net of allowance for uncollectible accounts of $6,436 and $6,899	137,951	168,126
Unbilled revenues	100,311	116,878
Other receivables	99,091	73,744
Inventories	58,963	63,329
Regulatory assets	12,321	17,507
Derivative instruments	91,600	59,312
Income taxes receivable	50,960	65,210
Other current assets	73,667	63,414

Total current assets	684,008	756,085

Other Property and Investments:
Investment in PVNGS lessor notes	203,862	257,659
Equity investment in EnergyCo	198,144	—
Investments held by NDT	136,424	123,143
Other investments	54,996	46,577
Non-utility assets, net of accumulated depreciation of $1,291 and $1,365	7,084	7,565

Total other property and investments	600,510	434,944

Utility Plant:
Electric plant in service	3,743,584	4,263,068
Gas plant in service	751,736	721,168
Common plant in service and plant held for future use	123,616	157,064

	4,618,936	5,141,300
Less accumulated depreciation and amortization	1,662,465	1,639,156

	2,956,471	3,502,144
Construction work in progress	312,161	230,871
Nuclear fuel, net of accumulated amortization of $20,353 and $14,008	35,263	28,844

Net utility plant	3,303,895	3,761,859

Deferred Charges and Other Assets:
Regulatory assets	545,739	553,564
Pension asset	10,163	8,853
Goodwill	494,513	495,738
Other intangible assets, net of accumulated amortization of $2,707 and $2,052	76,547	102,202
Derivative instruments	27,548	39,886
Other deferred charges	50,030	77,703

Total deferred charges and other assets	1,204,540	1,277,946

	$5,792,953	$6,230,834

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$559,670	$764,345
Current installments of long-term debt	148,935	3,298
Accounts payable	167,512	214,229
Accrued interest and taxes	58,379	98,789
Regulatory liabilities	17,577	1,172
Derivative instruments	105,840	68,575
Other current liabilities	114,052	225,653

Total current liabilities	1,171,965	1,376,061

Long-term Debt	1,531,850	1,765,907

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	579,586	586,283
Accumulated deferred investment tax credits	28,531	30,236
Regulatory liabilities	392,570	389,330
Asset retirement obligations	63,789	61,338
Accrued pension liability and postretirement benefit cost	131,126	134,799
Derivative instruments	19,632	14,581
Other deferred credits	135,797	155,860

Total deferred credits and other liabilities	1,351,031	1,372,427

Total liabilities	4,054,846	4,514,395

Commitments and Contingencies (See Note 9)

Cumulative Preferred Stock of Subsidiary without mandatory redemption requirements ($100 stated value, 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529

Common Stockholders’ Equity:
Common stock outstanding (no par value, 120,000,000 shares authorized; issued and outstanding 76,719,731 and 76,648,472 shares)	1,039,530	1,040,451
Accumulated other comprehensive income, net of income tax	17,599	28,909
Retained earnings	669,449	635,550

Total common stockholders’ equity	1,726,578	1,704,910

	$5,792,953	$6,230,834

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
		(As Restated,
		See Note 16)
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$49,906	$41,984
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	97,093	79,651
Allowance for equity funds used during construction	(876)	(73)
Deferred income tax expense (benefit)	13,062	(7,920)
Equity in net earnings of EnergyCo	(1,610)	—
Net unrealized losses on derivatives	7,940	1,864
Realized gains on investments held by NDT	(3,001)	(2,054)
Realized loss on Altura contribution	3,637	—
Impairment loss on intangible assets	3,380	—
Carrying charges on regulatory assets and liabilities	(513)	(4,922)
Amortization of fair value of acquired Twin Oaks sales contract	(35,073)	(16,878)
Stock based compensation expense	5,250	5,513
Excess tax benefit from stock-based payment arrangements	(8)	(908)
Other, net	(561)	(9)
Changes in certain assets and liabilities:
Accounts receivable	23,680	55,214
Unbilled revenues	16,567	17,047
Regulatory assets	(1,752)	20,878
Other assets	(2,792)	(7,819)
Accrued pension liability and postretirement benefit costs	(4,549)	(5,409)
Accounts payable	(42,325)	(88,716)
Accrued interest and taxes	(14,709)	35,402
Deferred credits	(17,567)	(9,168)
Other liabilities	(7,987)	(2,234)

Net cash flows from operating activities	87,192	111,443

Cash Flows From Investing Activities:
Utility plant additions	(213,070)	(128,568)
Proceeds from sales of investments held by NDT	62,697	45,534
Purchases of investments held by NDT	(66,903)	(45,738)
Proceeds from sales of utility plant	25,041	—
Return of principal on PVNGS lessor notes	11,953	11,297
Investments in EnergyCo	(2,540)	—
Distributions from EnergyCo	362,275	—
Twin Oaks acquisition	—	(481,015)
Other, net	(6,977)	2,309

Net cash flows from investing activities	172,476	(596,181)

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
		(As Restated,
		See Note 16)
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(204,675)	510,300
Long-term borrowings	20,000	—
Redemption of long-term debt	(100,500)	—
Issuance of common stock	2,127	10,511
Proceeds from stock option exercise	10,773	4,878
Purchase of common stock to satisfy stock awards	(17,693)	(6,843)
Excess tax benefits from stock-based payment arrangements	8	908
Dividends paid	(34,766)	(29,029)
Other, net	(311)	(296)

Net cash flows from financing activities	(325,037)	490,429

Change in Cash and Cash Equivalents	(65,369)	5,691
Cash and Cash Equivalents Beginning of Period	123,419	68,199

Cash and Cash Equivalents End of Period	$58,050	$73,890

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$58,323	$67,495

Income taxes paid (refunded), net	$—	$(11,586)

Supplemental schedule of noncash investing and financing activities:
As of June 1, 2007, PNMR contributed its ownership of Altura to EnergyCo at a fair value of $549.6 million after an adjustment for working capital changes. See Note 11. In conjunction with the contribution, PNMR removed Altura’s assets and liabilities from its balance sheet as follows:

Current assets	$22,529
Utility plant, net	575,906
Deferred charges	46,018

Total assets contributed	644,453

Current liabilities	63,268
Deferred credits and other liabilities	37,005

Total liabilities contributed	100,273
Other comprehensive income	(12,651)

Total liabilities and OCI contributed	87,622

Net contribution to EnergyCo	$556,831

Utility plant purchased through assumption of long-term debt that offsets a portion of investment in PVNGS lessor notes and is eliminated in consolidation. See Note 2.	$41,152

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(As Restated,		(As Restated,
		See Note 16)		See Note 16)
	(In thousands)

Net Earnings	$20,240	$15,983	$49,906	$41,984

Other Comprehensive Income:

Unrealized gain (loss) on investment securities:
Unrealized holding gains (losses) arising during the period, net of income tax (expense) benefit of $(2,230), $154, $(3,486) and $(6,953)	3,403	(236)	5,320	10,610
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $787, $606, $1,058 and $427	(1,201)	(924)	(1,614)	(652)

Fair value adjustment for designated cash flow hedges:
Change in fair market value, net of income tax expense (benefit) of $(1,387), $2,577, $10,795 and $8,177	1,996	(5,130)	(16,578)	(13,612)
Reclassification adjustment for (gains) losses included in net earnings, net of income tax (expense) benefit of $288, $(2,059), $(962) and $2,619	(454)	3,723	1,562	(3,925)

Total Other Comprehensive Income (Loss)	3,744	(2,567)	(11,310)	(7,579)

Total Comprehensive Income	$23,984	$13,416	$38,596	$34,405

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(As Restated,		(As Restated,
		See Note 16)		See Note 16)
	(In thousands)
Operating Revenues:
Electric	$300,307	$259,298	$540,632	$570,765
Gas	75,136	68,869	291,620	276,345

Total operating revenues	375,443	328,167	832,252	847,110

Operating Expenses:
Cost of energy sold	230,414	185,410	495,295	524,672
Administrative and general	42,866	40,520	87,248	81,648
Energy production costs	43,330	42,404	84,159	80,315
Depreciation and amortization	26,202	24,289	52,558	49,144
Transmission and distribution costs	17,244	15,916	34,885	30,223
Taxes other than income taxes	10,021	8,414	18,707	17,727

Total operating expenses	370,077	316,953	772,852	783,729

Operating income	5,366	11,214	59,400	63,381

Other Income and Deductions:
Interest income	6,650	8,670	15,352	18,023
Gains on investments held by NDT	2,957	1,158	3,001	2,054
Other income	1,072	547	2,227	1,479
Other deductions	(1,907)	(1,504)	(2,516)	(2,355)

Net other income and deductions	8,772	8,871	18,064	19,201

Interest Charges:
Interest on long-term debt	11,956	13,167	24,393	25,026
Other interest charges	3,683	1,732	7,338	3,293

Total interest charges	15,639	14,899	31,731	28,319

Earnings (Loss) before Income Taxes	(1,501)	5,186	45,733	54,263

Income Taxes (Benefit)	(690)	2,190	17,664	21,163

Net Earnings (Loss)	(811)	2,996	28,069	33,100

Preferred Stock Dividend Requirements	132	132	264	264

Net Earnings (Loss) Available for Common Stock	$(943)	$2,864	$27,805	$32,836

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,430	$11,886
Special deposits	774	376
Accounts receivable, net of allowance for uncollectible accounts of $1,571 and $1,788	107,545	122,648
Unbilled revenues	45,339	81,166
Other receivables	79,619	62,040
Affiliate accounts receivable	1,166	8,905
Inventories	57,052	51,801
Regulatory assets	12,321	17,507
Income taxes receivable	—	13,222
Derivative instruments	38,459	27,750
Other current assets	54,515	51,231

Total current assets	398,220	448,532

Other Property and Investments:
Investment in PVNGS lessor notes	245,014	257,659
Investments held by NDT	136,424	123,143
Other investments	26,510	15,634
Non-utility property	976	966

Total other property and investments	408,924	397,402

Utility Plant:
Electric plant in service	2,890,200	2,742,795
Gas plant in service	751,736	721,168
Common plant in service and plant held for future use	18,237	72,806

	3,660,173	3,536,769
Less accumulated depreciation and amortization	1,373,124	1,279,349

	2,287,049	2,257,420
Construction work in progress	294,565	191,403
Nuclear fuel, net of accumulated amortization of $20,353 and $14,008	35,263	28,844

Net utility plant	2,616,877	2,477,667

Deferred Charges and Other Assets:
Regulatory assets	406,299	410,979
Derivative instruments	19,837	12,504
Goodwill	102,601	—
Other deferred charges	65,304	66,465

Total deferred charges and other assets	594,041	489,948

	$4,018,062	$3,813,549

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$242,070	$251,300
Accounts payable	81,556	138,577
Affiliate accounts payable	14,958	16,898
Accrued interest and taxes	47,650	41,340
Regulatory liabilities	17,577	1,172
Derivative instruments	55,735	43,096
Other current liabilities	69,166	82,262

Total current liabilties	528,712	574,645

Long-term Debt	1,005,639	987,205

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	394,973	368,256
Accumulated deferred investment tax credits	28,207	29,404
Regulatory liabilities	351,578	335,196
Asset retirement obligations	63,076	60,493
Accrued pension liability and postretirement benefit cost	126,187	129,595
Derivative instruments	11,560	14,100
Other deferred credits	104,073	112,990

Total deferred credits and liabilities	1,079,654	1,050,034

Total liabilities	2,614,005	2,611,884

Commitments and Contingencies (See Note 9)

Cumulative Preferred Stock without mandatory redemption requirements ($100 stated value, 10,000,000 authorized; issued and outstanding 115,293 shares)	11,529	11,529

Common Stockholder’s Equity:
Common stock outstanding (no par value, 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	932,522	765,500
Accumulated other comprehensive income, net of income tax	15,685	8,761
Retained earnings	444,321	415,875

Total common stockholder’s equity	1,392,528	1,190,136

	$4,018,062	$3,813,549

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
		(As Restated,
		See Note 16)
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$28,069	$33,100
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	66,320	58,311
Allowance for equity funds used during construction	(755)	1
Deferred income tax (benefit)	(138)	(15,059)
Net unrealized losses on derivatives	10,896	1,967
Realized gains on investments held by NDT	(3,001)	(2,054)
Carrying charges on regulatory assets and liabilities	(513)	(1,829)
Other, net	80	(4,075)
Changes in certain assets and liabilities, net of amounts acquired:
Accounts receivable	25,047	69,659
Unbilled revenues	39,358	35,646
Regulatory assets	(1,253)	22,960
Other assets	8,718	(16,075)
Accrued pension liability and postretirement benefit costs	(2,822)	(2,869)
Accounts payable	(59,844)	(100,340)
Accrued interest and taxes	16,975	33,560
Deferred credits	(17,398)	(8,661)
Other liabilities	(5,077)	(3,713)

Net cash flows from operating activities	104,662	100,529

Cash Flows From Investing Activities:
Utility plant additions	(149,648)	(100,008)
Proceeds from sales of investments held by NDT	62,697	45,534
Purchases of investments held by NDT	(66,903)	(45,738)
Proceeds from sales of utility plant	25,041	—
Return of principal on PVNGS lessor notes	11,953	11,297
Other, net	(10,774)	6,601

Net cash flows from investing activities	(127,634)	(82,314)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
		(As Restated,
		See Note 16)
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(7,179)	(28,000)
Long-term borrowings	20,000	—
Dividends paid	(264)	(264)
Other, net	(41)	79

Net cash flows from financing activities	12,516	(28,185)

Change in Cash and Cash Equivalents	(10,456)	(9,970)
Cash and Cash Equivalents at Beginning of Period	11,886	12,690

Cash and Cash Equivalents at End of Period	$1,430	$2,720

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$29,758	$30,193

Income taxes paid, net	$—	$457

Supplemental schedule of noncash investing and financing activities:
As of January 1, 2007, TNMP transferred its New Mexico operational assets and liabilities to PNMR through a redemption of TNMP’s common stock. PNMR contemporaneously contributed the TNMP New Mexico operational assets and liabilities to PNM. (See Note 14).

Current assets	$15,444
Other property and investments	12
Utility plant, net	96,610
Goodwill	102,601
Deferred charges	1,794

Total assets transferred from TNMP	216,461

Current liabilities	17,313
Long-term debt	1,065
Deferred credits and other liabilities	31,060

Total liabilities transferred from TNMP	49,438

Net assets transferred — increase in common stockholder’s equity	$167,023

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(As Restated,		(As Restated,
		See Note 16)		See Note 16)
	(In thousands)

Net Earnings (Loss) Available for Common Stock	$(943)	$2,864	$27,805	$32,836

Other Comprehensive Income (Loss):

Unrealized gain (loss) on investment securities:
Unrealized holding gains (losses) arising during the period, net of income tax (expense) benefit of $(2,230), $154, $(3,486) and $(6,953)	3,403	(236)	5,320	10,610
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $787, $606, $1,058 and $427	(1,201)	(924)	(1,614)	(652)

Fair value adjustment for designated cash flow hedges:
Change in fair market value, net of income tax (benefit) of $(723), $606, $(1,511) and $6,563	1,103	(926)	2,305	(10,015)
Reclassification adjustment for (gains) losses included in net earnings, net of income tax (expense) benefit of $236, $3, $(599) and $2,869	(361)	(4)	913	(4,378)

Total Other Comprehensive Income (Loss)	2,944	(2,090)	6,924	(4,435)

Total Comprehensive Income	$2,001	$774	$34,729	$28,401

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)

Electric Operating Revenues	$43,536	$39,696	$84,464	$75,244

Operating Expenses:
Cost of energy sold	7,221	7,145	14,392	13,594
Administrative and general	7,361	7,848	16,263	17,061
Depreciation and amortization	7,041	6,337	14,041	12,512
Transmission and distribution costs	4,945	4,463	9,868	8,208
Taxes other than income taxes	5,413	5,482	10,238	10,672

Total operating expenses	31,981	31,275	64,802	62,047

Operating income	11,555	8,421	19,662	13,197

Other Income and Deductions:
Interest income	776	81	864	336
Other income	770	85	1,046	253
Carrying charges on regulatory assets	—	2,004	—	3,977
Other deductions	(46)	(20)	(73)	(43)

Net other income and deductions	1,500	2,150	1,837	4,523

Interest Charges:
Interest on long-term debt	6,153	6,432	12,585	12,864
Other interest charges	718	829	1,364	1,632

Total interest charges	6,871	7,261	13,949	14,496

Earnings before Income Taxes	6,184	3,310	7,550	3,224

Income taxes	1,950	2,101	2,378	1,330

Net Earnings from Continuing Operations	4,234	1,209	5,172	1,894

Discontinued Operations, net of income tax expense (benefit) of $0, $(16), $0 and $987	—	1,627	—	2,098

Net Earnings	$4,234	$2,836	$5,172	$3,992

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$34	$2,542
Special deposits	50	—
Accounts receivable, net of allowance for uncollectible accounts of $0 and $31	8,757	10,317
Unbilled revenues	3,018	6,000
Affiliate accounts receivable	7,680	—
Other receivables	5,483	1,515
Inventories	1,670	1,509
Federal income tax receivable	38,018	40,473
Other current assets	803	944

Total current assets	65,513	63,300

Other Property and Investments:
Other investments	554	511
Non-utility property, net of accumulated depreciation of $0 and $3	2,111	2,120

Total other property and investments	2,665	2,631

Utility Plant:
Electric plant in service	770,630	925,538
Common plant in service and plant held for future use	488	589

	771,118	926,127
Less accumulated depreciation and amortization	264,203	326,404

	506,915	599,723
Construction work in progress	10,242	13,799

Net utility plant	517,157	613,522

Deferred Charges and Other Assets:
Stranded costs	87,962	89,949
Carrying charges on stranded costs	40,652	41,584
Other regulatory assets	10,826	11,052
Goodwill	260,144	363,764
Pension asset	10,163	8,853
Other deferred charges	6,919	9,205

Total deferred charges and other assets	416,666	524,407

	$1,002,001	$1,203,860

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt — affiliate	$27,200	$—
Current installments of long-term debt	148,935	2,523
Accounts payable	3,001	11,332
Affiliate accounts payable	4,303	15,673
Accrued interest and taxes	15,900	23,110
Other current liabilities	3,646	7,579

Total current liabilties	202,985	60,217

Long-term Debt	167,451	420,546

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	126,164	145,641
Accumulated deferred investment tax credits	324	832
Regulatory liabilities	40,992	54,134
Accrued pension liability and postretirement benefit cost	4,939	5,203
Other deferred credits	2,916	2,668

Total deferred credit and other liabilities	175,335	208,478

Total liabilities	545,771	689,241

Commitments and Contingencies (See Note 9)

Common Stockholder’s Equity:
Common stock outstanding ($10 par value, 12,000,000 shares authorized; issued and outstanding 6,358 and 9,615 shares)	64	96
Paid-in-capital	427,320	492,812
Accumulated other comprehensive income, net of income tax	562	562
Retained earnings	28,284	21,149

Total common stockholder’s equity	456,230	514,619

	$1,002,001	$1,203,860

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$5,172	$3,992
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	13,873	16,386
Rate case amortization	1,851	—
Allowance for equity funds used during construction	(121)	(74)
Deferred income tax expense (benefit)	(2,205)	(438)
Carrying charges on deferred stranded costs	—	(3,978)
Interest on retail competition transition obligation	—	885
Other, net	(572)	(1,035)
Changes in certain assets and liabilities:
Accounts receivable	(8,137)	2,154
Unbilled revenues	(549)	(2,497)
Other assets	(1,156)	1,792
Accrued pension liability and postretirement benefit costs	(554)	—
Accounts payable	(5,508)	(307)
Accrued interest and taxes	(2,422)	(2,838)
Change in affiliate accounts	(11,435)	9,046
Other liabilities	(1,445)	(1,805)

Net cash flows from operating activities	(13,208)	21,283

Cash Flows From Investing Activities:
Utility plant additions	(17,249)	(18,930)
Other, net	—	69

Net cash flows from investing activities	(17,249)	(18,861)

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Cash Flow From Financing Activities:
Short-term debt — affiliate	27,200	—
Redemption of long-term debt	(100,500)	—
Equity contribution by parent	101,249	—
Other, net	—	82

Net cash flows from financing activites	27,949	82

Change in Cash and Cash Equivalents	(2,508)	2,504
Cash and Cash Equivalents Beginning of Period	2,542	16,228

Cash and Cash Equivalents End of Period	$34	$18,732

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$14,127	$12,749

Income taxes paid, net	$—	$—

Supplemental schedule of noncash investing and financing activities:
As of January 1, 2007, TNMP transferred its New Mexico operational assets and liabilities to PNMR through a redemption of TNMP’s common stock. PNMR contemporaneously contributed the TNMP New Mexico operational assets and liabilities to PNM. (See Note 14).

Current assets	$15,444
Other property and investments	12
Utility plant, net	96,610
Goodwill	102,601
Deferred charges	1,794

Total assets transferred to PNM	216,461

Current liabilities	17,313
Long-term debt	1,065
Deferred credits and other liabilities	31,060

Total liabilities transferred to PNM	49,438

Net assets transferred — common stock redeemed	$167,023

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)

Net Earnings and Total Comprehensive Income	$4,234	$2,836	$5,172	$3,992

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
In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments which are necessary to present fairly financial position at June 30, 2007 and December 31, 2006, the consolidated results of operations and comprehensive income for the three months and six months ended June 30, 2007 and 2006 and the consolidated statements of cash flows for the six months ended June 30, 2007 and 2006. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. The results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.
These Condensed Consolidated Financial Statements are unaudited, and certain information and note disclosures normally included in the annual Consolidated Financial Statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these financial statements should refer to PNMR’s, PNM’s and TNMP’s audited Consolidated Financial Statements and Notes thereto that are included in their respective 2006 Annual Reports on Form 10-K/A (Amendment No. 1).
Principles of Consolidation
The Condensed Consolidated Financial Statements of each of PNMR, PNM, and TNMP include their accounts and those of subsidiaries in which that entity owns a majority voting interest. PNMR’s primary subsidiaries are PNM, TNMP, First Choice and, through May 31, 2007, Altura. PNM consolidates the PVNGS Capital Trust. PNMR shared services administrative and general expenses, which represent costs that are primarily driven by corporate level activities, are allocated to the business segments. Other significant intercompany transactions between PNMR, PNM, and TNMP include energy purchases and sales, transmission and distribution services, dividends paid on common stock, and interest paid by PVNGS Capital Trust to PNM. All intercompany transactions and balances have been eliminated. See Note 12.
Presentation
The Notes to Condensed Consolidated Financial Statements include disclosures for PNMR, PNM, and TNMP. For discussion purposes, this report will use the term “Company” when discussing matters of common applicability to PNMR, PNM and TNMP. Discussions regarding only PNMR, PNM or TNMP will be indicated as such. Certain amounts in the 2006 Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2007 financial statement presentation. Income taxes, which previously had been separated between operating expense and other income and deductions in the Condensed Consolidated Statements of Earnings, is being presented on a combined basis. In addition, certain sections on the Condensed Consolidated Balance Sheets have been rearranged in the current presentation.
At December 31, 2006, certain income tax receivables and payables were shown on a net basis. In 2007, these income tax receivables and payables are shown gross on the Condensed Consolidated Balance Sheet. For comparability, the December 31, 2006 balances have been reclassified resulting in income tax receivables and payables each being increased by $65.2 million for PNMR, $13.2 million for PNM, and $4.1 million for TNMP.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(2) Acquisitions and Disposition
On April 18, 2006, PNMR’s wholly owned subsidiary, Altura, purchased the Twin Oaks business, which included the 305 MW coal-fired Twin Oaks power plant located 150 miles south of Dallas, Texas. Effective June 1, 2007, PNMR contributed Altura, including the Twin Oaks business, to EnergyCo. See Note 11. The results of Twin Oaks operations have been included in the Consolidated Financial Statements of PNMR from April 18, 2006 through May 31, 2007. Beginning June 1, 2007, the Twin Oaks operations are included in EnergyCo, which is accounted for by PNMR using the equity method.
As part of the acquisition of Twin Oaks, PNMR determined the fair value of two contractual obligations to sell power. The first contract obligates Altura to sell power through September 2007 at which time the second contract begins and extends for three years. In comparing the pricing terms of the contractual obligations against the forward price of electricity in the relevant market, PNMR concluded that the contracts were below market. In accordance with SFAS 141, the contracts were recorded at fair value to be amortized as an increase in operating revenue over the contract periods. The amortization matches the difference between the forward price curve and the contractual obligations for each month in accordance with the contract as of the acquisition date. For the first contract, which runs through September 30, 2007, $94.9 million was recorded in other current liabilities and $52.4 million was recorded in other deferred credits for a contract total of $147.3 million. As of May 31, 2007, the Company had amortized $105.9 million, including $20.0 million during the three months ended March 31, 2007 and $15.0 million during the period from April 1, 2007 through May 31, 2007. For the second contract, which begins October 1, 2007, $29.6 million was recorded in other deferred credits and no amortization has been recorded.
The Twin Oaks purchase agreement also includes the development rights for a possible 600-megawatt expansion of the plant, which PNMR classified as an intangible asset with a value of $25 million at the date of acquisition. PNMR reassessed this valuation during the quarter ended June 30, 2007 and determined that the asset was impaired, resulting in a pre-tax loss of $3.4 million, which was recorded in energy production costs.
On June 29, 2007, a wholly-owned subsidiary of PNMR purchased 100% of a trust, which owns a 2.27% undivided interest, representing 29.8 MW, in PVNGS Unit 2 and a 0.76% undivided interest in certain PVNGS common facilities, as well as a lease under which such facilities are leased to PNM. The beneficial interest in the trust was purchased for $44.0 million in cash and the assumption of $41.2 million in long-term debt payable to PVNGS Capital Trust. This long-term debt offsets a portion of the investment in PVNGS lessor notes and is eliminated in PNMR’s consolidated financial statements. The funds for the purchase were provided by PNMR. The lease remains in effect and this transaction has no impact on PNM’s consolidated financial statements.
(3) Segment Information
The following segment presentation is based on the methodology that management uses for making operating decisions and assessing performance of its various business activities. The following presentation for operating segments reflects normal operations. Unusual and non-recurring items are included in the Corporate and Other segment. As discussed below and effective January 1, 2007, TNMP’s New Mexico operations were transferred to PNM Electric. See Note 14. The 2006 segment information is presented as previously reported and does not reflect this transfer.

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
TNMP Electric
TNMP Electric is a regulated utility operating in Texas and, through December 31, 2006, in New Mexico. TNMP’s operations are subject to traditional rate of return regulation. TNMP provides regulated transmission and distribution services in Texas under the TECA.
Through December 31, 2006, TNMP provided integrated electric services that included the transmission, distribution, and sale of electricity to its New Mexico customers as well as transmission to third parties and to PNM. Effective January 1, 2007, TNMP’s New Mexico operations were transferred to PNM. PNM Wholesale remains the sole electricity supplier for the transferred operations.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
UNREGULATED OPERATIONS
Wholesale
Wholesale for PNMR includes PNM Wholesale and Altura and consists of the generation and sale of electricity into the wholesale market. PNM Wholesale sells the unused capacity of PNM’s jurisdictional assets as well as the capacity of PNM’s wholesale plants excluded from retail rates. Although the FERC has jurisdiction over the rates of PNM Wholesale, it is included in unregulated operations because PNM Wholesale is not subject to traditional rate of return regulation. Twin Oaks is included in the consolidated results of operations for PNMR from the date of its acquisition on April 18, 2006 through May 31, 2007, at which time Altura was contributed to EnergyCo. See Notes 2 and 11. Power from Twin Oaks is sold at wholesale through ERCOT.
First Choice
First Choice is a certified retail electric provider operating in Texas, which allows it to provide electricity to residential, small and large commercial, industrial and institutional customers. Although First Choice is regulated in certain respects by the PUCT, it is included in unregulated operations because First Choice is not subject to traditional rate of return regulation.
EnergyCo
Upon the contribution of Altura to EnergyCo, EnergyCo became a separate segment for PNMR effective June 1, 2007. PNMR’s investment in EnergyCo is held in the Corporate and Other segment and is accounted for using the equity method of accounting and EnergyCo’s revenues and expenses are not included in PNMR’s consolidated results of operations or the following tables. See Notes 2 and 11.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CORPORATE AND OTHER
PNMR provides energy and technology related services through its wholly owned subsidiary, Avistar, and those results are included in the Corporate and Other segment. PNMR Services Company, which provides corporate services to the Company, its subsidiaries, and EnergyCo, is also included in the Corporate and Other segment.
Adjustments related to EITF 03-11 are included in Corporate and Other. EITF 03-11 requires a net presentation of all realized gains and losses on non-normal derivative transactions that do not physically deliver and that are offset by similar transactions during settlement. Management evaluates Wholesale operations on a gross presentation basis due to its primarily net asset-backed marketing strategy and the importance it places on the ability to repurchase and remarket previously sold capacity.
The following tables present summarized financial information for PNMR and PNM, as restated, by business segment. Explanations for footnotes (a) through (e) follow the tables.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
PNMR SEGMENT INFORMATION

	Regulated			Unregulated
	PNM	TNMP			First	Corporate
2007	Electric (d)	Electric (d)	PNM Gas	Wholesale	Choice	and Other		Consolidated
	(In thousands)
Three Months Ended June 30, 2007:
Operating revenues	$169,744	$26,480	$75,136	$185,697	$150,002	$(26,378	)(a)	$580,681
Intersegment revenues	1,396	17,056	49	8,363	31	(26,895)		—

Total revenues	171,140	43,536	75,185	194,060	150,033	(53,273)		580,681
Cost of energy	65,881	7,221	45,095	165,639	125,863	(53,166	)(a)	356,533
Intersegment energy transfer	3,628	—	—	(3,628)	—	—		—

Gross margin	101,631	36,315	30,090	32,049	24,170	(107)		224,148

Operating expenses	73,577	17,719	25,921	19,225	12,961	8,391	(b)	157,794
Depreciation and amortization	16,387	7,041	6,064	6,187	470	3,546		39,695

Operating income	11,667	11,555	(1,895)	6,637	10,739	(12,044)		26,659

Interest income	5,654	776	(543)	1,298	534	(678)		7,041
Equity in earnings of EnergyCo	—	—	—	—	—	2,272		2,272
Other income (deductions)	1,045	724	50	998	8	(3,640)		(815)
Net interest charges	(9,367)	(6,871)	(2,938)	(6,576)	(1,061)	(3,079)		(29,892)

Segment earnings before taxes	8,999	6,184	(5,326)	2,357	10,220	(17,169)		5,265

Income taxes (benefit)	3,563	1,950	(2,109)	933	3,854	(23,166)	(b,c)	(14,975)

Segment net earnings (loss)	$5,436	$4,234	$(3,217)	$1,424	$6,366	$5,997		$20,240

Six Months Ended June 30, 2007:
Operating revenues	$337,619	$50,641	$291,620	$311,564	$285,520	$(42,782	)(a)	$1,234,182
Intersegment revenues	3,634	33,823	97	17,047	78	(54,679)		—

Total revenues	341,253	84,464	291,717	328,611	285,598	(97,461)		1,234,182
Cost of energy	132,383	14,392	206,808	241,986	236,679	(97,195	)(a)	735,053
Intersegment energy transfer	(2,030)	—	—	2,030	—	—		—

Gross margin	210,900	70,072	84,909	84,595	48,919	(266)		499,129

Operating expenses	146,213	36,369	51,533	44,926	28,118	10,852	(b)	318,011
Depreciation and amortization	32,772	14,041	12,245	13,946	941	6,192		80,137

Operating income	31,915	19,662	21,131	25,723	19,860	(17,310)		100,981

Interest income	11,771	864	453	2,736	1,017	988		17,829
Equity in earnings of EnergyCo	—	—	—	—	—	1,610		1,610
Other income (deductions)	1,182	973	172	1,296	(34)	(3,441)		148
Net interest charges	(19,186)	(13,949)	(5,954)	(15,717)	(1,176)	(11,757)		(67,739)

Segment earnings before taxes	25,682	7,550	15,802	14,038	19,667	(29,910)		52,829

Income taxes (benefit)	10,168	2,378	6,256	5,557	7,419	(28,855)	(b,c)	2,923

Segment net earnings (loss)	$15,514	$5,172	$9,546	$8,481	$12,248	$(1,055)		$49,906

At June 30, 2007:
Total Assets	$2,431,469	$989,641	$663,498	$360,509	$408,702	$939,134		$5,792,953
Goodwill	$102,601	$260,144	$—	$—	$131,768	$—		$494,513

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
PNMR SEGMENT INFORMATION

	Regulated			Unregulated
	PNM	TNMP			First	Corporate
2006	Electric (d)	Electric (d)	PNM Gas	Wholesale	Choice	and Other		Consolidated
	(In thousands)
Three Months Ended June 30, 2006:
Operating revenues	$144,080	$43,437	$68,869	$141,820	$154,908	$(6,445	)(a)	$546,669
Intersegment revenues	2,256	18,019	92	12,674	—	(33,041)		—

Total revenues	146,336	61,456	68,961	154,494	154,908	(39,486)		546,669
Cost of energy	43,308	22,652	42,168	119,869	118,073	(39,570	)(a)	306,500
Intersegment energy transfer	8,524	—	—	(8,524)	—	—		—

Gross margin	94,504	38,804	26,793	43,149	36,835	84		240,169
Operating expenses	66,887	20,957	25,881	18,380	15,367	2,452	(e)	149,924
Depreciation and amortization	14,316	7,831	5,994	7,155	510	2,147		37,953

Operating income	13,301	10,016	(5,082)	17,614	20,958	(4,515)		52,292

Interest income	6,626	81	468	1,323	116	302		8,916
Other income (deductions)	216	2,097	(11)	330	(225)	(1,110)		1,297
Net interest charges	(8,946)	(7,271)	(3,091)	(9,512)	(248)	(7,430)		(36,498)

Segment earnings before income taxes	11,197	4,923	(7,716)	9,755	20,601	(12,753)		26,007

Income taxes (benefit)	4,433	2,086	(3,055)	3,873	7,321	(4,634	)(e)	10,024

Segment net earnings (loss)	$6,764	$2,837	$(4,661)	$5,882	$13,280	$(8,119)		$15,983

Six Months Ended June 30, 2006:
Operating revenues	$280,676	$90,406	$276,345	$306,131	$259,990	$(11,078	)(a)	$1,202,470
Intersegment revenues	4,438	33,735	141	27,851	—	(66,165)		—

Total revenues	285,114	124,141	276,486	333,982	259,990	(77,243)		1,202,470
Cost of energy	88,782	49,823	199,859	262,746	208,408	(77,146	)(a)	732,472
Intersegment energy transfer	3,346	—	—	(3,346)	—	—		—

Gross margin	192,986	74,318	76,627	74,582	51,582	(97	)(e)	469,998
Operating expenses	134,366	42,489	50,971	30,165	28,545	2,618		289,154
Depreciation and amortization	29,288	15,563	11,914	10,316	1,008	4,194		72,283

Operating income	29,332	16,266	13,742	34,101	22,029	(6,909)		108,561

Interest income	13,137	336	1,733	2,602	508	751		19,067
Other income (deductions)	414	4,226	90	1,036	(235)	(742)		4,789
Net interest charges	(17,543)	(14,498)	(6,088)	(13,333)	(472)	(13,127)		(65,061)

Segment earnings before income taxes	25,340	6,330	9,477	24,406	21,830	(20,027)		67,356

Income taxes (benefit)	10,032	2,325	3,752	9,673	7,760	(8,170	)(e)	25,372

Segment net earnings (loss)	$15,308	$4,005	$5,725	$14,733	$14,070	$(11,857)		$41,984

At June 30, 2006:
Total Assets	$1,935,934	$1,131,593	$616,678	$1,082,632	$374,640	$596,066		$5,737,543
Goodwill	$—	$363,764	$—	$—	$131,677	$—		$495,441

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
PNM SEGMENT INFORMATION

	PNM	PNM	PNM
2007	Electric (d)	Gas	Wholesale	Other		Consolidated
	(In thousands)
Three Months Ended June 30, 2007:
Operating revenues	$169,744	$75,136	$157,104	$(26,541	)(a)	$375,443
Intersegment revenues	1,396	49	8,364	(9,809)		—

Total revenues	171,140	75,185	165,468	(36,350	)(a)	375,443
Cost of energy	65,881	45,095	155,742	(36,304)		230,414
Intersegment energy transfer	3,628	—	(3,628)	—		—

Gross margin	101,631	30,090	13,354	(46)		145,029

Operating expenses	73,577	25,921	14,159	(196)		113,461
Depreciation and amortization	16,387	6,064	3,113	638		26,202

Operating income	11,667	(1,895)	(3,918)	(488)		5,366

Interest income	5,654	(543)	1,270	269		6,650
Other income (deductions)	1,045	50	997	(102)		1,990
Net interest charges	(9,367)	(2,938)	(3,552)	218		(15,639)

Segment earnings before income taxes	8,999	(5,326)	(5,203)	(103)		(1,633)

Income taxes (benefit)	3,563	(2,109)	(2,060)	(84)		(690)

Segment net earnings (loss)	$5,436	$(3,217)	$(3,143)	$(19)		$(943)

Six Months Ended June 30, 2007:
Operating revenues	$337,619	$291,620	$246,168	$(43,155	)(a)	$832,252
Intersegment revenues	3,634	97	17,048	(20,779)		—

Total revenues	341,253	291,717	263,216	(63,934)		832,252
Cost of energy	132,383	206,808	219,923	(63,819	)(a)	495,295
Intersegment energy transfer	(2,030)	—	2,030	—		—

Gross margin	210,900	84,909	41,263	(115)		336,957

Operating expenses	146,213	51,533	27,600	(347)		224,999
Depreciation and amortization	32,772	12,245	6,263	1,278		52,558

Operating income	31,915	21,131	7,400	(1,046)		59,400

Interest income	11,771	453	2,591	537		15,352
Other income (deductions)	1,182	172	1,295	(201)		2,448
Net interest charges	(19,186)	(5,954)	(7,194)	603		(31,731)

Segment earnings before income taxes	25,682	15,802	4,092	(107)		45,469

Income taxes (benefit)	10,168	6,256	1,620	(380)		17,664

Segment net earnings	$15,514	$9,546	$2,472	$273		$27,805

At June 30, 2007:
Total assets	$2,451,206	$671,002	$362,912	$532,942		$4,018,062
Goodwill	$102,601	$—	$—	$—		$102,601

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
PNM SEGMENT INFORMATION

	PNM	PNM	PNM
2006	Electric (d)	Gas	Wholesale	Other		Consolidated
	(In thousands)
Three Months Ended June 30, 2006:
Operating revenues	$144,080	$68,869	$109,063	$(6,642	)(a)	$315,370
Intersegment revenues	2,133	92	—	(2,225)		—
Affiliated sales	123	—	12,674	—		12,797

Total revenues	146,336	68,961	121,737	(8,867)		328,167
Cost of energy	43,308	42,168	108,756	(8,822	)(a)	185,410
Intersegment energy transfer	8,524	—	(8,524)	—		—

Gross margin	94,504	26,793	21,505	(45)		142,757

Operating expenses	66,887	25,881	14,928	(442)		107,254
Depreciation and amortization	14,316	5,994	3,191	788		24,289

Operating income	13,301	(5,082)	3,386	(391)		11,214

Interest income	6,626	468	1,276	300		8,670
Other income (deductions)	216	(11)	315	(451)		69
Net interest charges	(8,946)	(3,091)	(3,842)	980		(14,899)

Segment earnings before income taxes	11,197	(7,716)	1,135	438		5,054

Income taxes (benefit)	4,433	(3,055)	450	362		2,190

Segment net earnings (loss)	$6,764	$(4,661)	$685	$76		$2,864

Six Months Ended June 30, 2006:
Operating revenues	$280,676	$276,345	$273,374	$(11,383	)(a)	$819,012
Intersegment revenues	4,191	141	—	(4,332)		—
Affiliated sales	247	—	27,851	—		28,098

Total revenues	285,114	276,486	301,225	(15,715)		847,110
Cost of energy	88,782	199,859	251,633	(15,602	)(a)	524,672
Intersegment energy transfer	3,346	—	(3,346)	—		—

Gross margin	192,986	76,627	52,938	(113)		322,438

Operating expenses	134,366	50,971	26,713	(2,137)		209,913
Depreciation and amortization	29,288	11,914	6,352	1,590		49,144

Operating income	29,332	13,742	19,873	434		63,381

Interest income	13,137	1,733	2,555	598		18,023
Other income (deductions)	414	90	1,021	(611)		914
Net interest charges	(17,543)	(6,088)	(7,663)	2,975		(28,319)

Segment earnings before income taxes	25,340	9,477	15,786	3,396		53,999

Income taxes	10,032	3,752	6,250	1,129		21,163

Segment net earnings	$15,308	$5,725	$9,536	$2,267		$32,836

At June 30, 2006:
Total assets	$1,943,340	$616,678	$410,579	$485,720		$3,456,317

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
TNMP SEGMENT INFORMATION
TNMP operates in only one reportable segment; therefore tabular presentation of segment data is not presented.
Footnote explanations for the above tables are as follows:
(a)	Reflects EITF 03-11 impact of $26.5 million and $6.6 million for the three months ended June 30, 2007 and 2006 and $43.2 million and $11.4 million for the six months ended June 30, 2007 and 2006.

(b)
For the three months and six months ended June 30, 2007, includes EnergyCo formation costs of $3.0 million and $4.2 million, impairment loss on Twin Oaks intangible assets of $3.4 million and $3.4 million, and a loss related to the contribution of Altura to EnergyCo of $3.6 million and $3.6 million (all included in operating expenses) and an income tax benefit of $4.0 million and $4.4 million (included in income taxes).

(c)	Includes an income tax benefit of $16.0 million for the settlement with the IRS on previously unrecognized income tax benefits. See Note 15.

(d)
Operations and assets, including goodwill, transferred from TNMP Electric to PNM Electric on January 1, 2007 are included in PNM Electric and excluded from TNMP Electric in 2007, and excluded from PNM Electric and included in TNMP Electric in 2006.

(e)
For the three months and six months ended June 30, 2006, includes TNP and Twin Oaks acquisition integration costs of $1.8 million and $2.8 million and an income tax benefit of $0.7 million and $1.1 million in income taxes.

(4) Energy Related Derivative Contracts
OVERVIEW
The Company may enter into agreements for the sale or purchase of derivative instruments, including options and swaps, to manage risks related to changes in natural gas prices and electric prices and to take advantage of existing market opportunities. At the inception of any such transaction meeting the definition of a hedge, the Company documents the relationships between the hedging instruments and the items being hedged. This documentation includes the strategy that supports executing the specific transaction. SFAS 133 requires that certain derivative instruments, which the Company classifies as mark-to-market instruments and hedge instruments, be carried at fair value in the Condensed Consolidated Balance Sheets. Note 8 of Notes to Consolidated Financial Statements in the 2006 Annual Reports on Form 10-K/A (Amendment No. 1) contains information regarding energy related derivative contracts. See Note 7 for additional information regarding interest rate swaps.
Changes in the fair value of mark-to-market instruments are reflected in results of operations, with changes related to sales contracts included in operating revenues and changes related to purchase contracts included in cost of energy sold. Changes in the fair value of hedge instruments are included in accumulated other comprehensive income, except for amounts related to the PGAC that are recoverable from or refundable to customers, which are included in regulatory assets and liabilities on the Condensed Consolidated Balance Sheets. Amounts due to or from counterparties for energy related derivative contracts are shown as derivative contracts on the Condensed Consolidated Balance Sheets.
Gains or losses related to hedge instruments are reclassified from accumulated other comprehensive income when the hedged transaction settles and impacts earnings. The amounts shown as current assets and current liabilities relate to contracts that will be settled in the next twelve months.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
GAAP defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Fair value is based on current market quotes to the extent they are available and applicable to the Company’s financial instruments, supplemented by modeling techniques and assumptions made by the Company. The market prices used to fair value the Company’s energy portfolio are based on closing exchange prices and over-the-counter quotations.
Valuation of certain derivative instruments requires the use of models and assumptions. At June 30, 2007, PNM implemented new market price curve models and assumptions. This change in valuation is a change in accounting estimate under SFAS 154. The effect of the change in estimate was a decrease in net earnings for PNMR and PNM of $1.2 million, which is $0.015 per share for PNMR. Fluctuating commodity prices on open positions prevent the Company from predicting with certainty the future impact of the change in estimate.
PNM recognized an ineffectiveness loss on its fair value hedge of $0.9 million in the six months ended June 30, 2007, which is included in operating revenues. Ineffectiveness for certain cash flow hedges was immaterial during the six months ended June 30, 2007.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
PNMR
PNMR’s commodity derivative instruments are summarized as follows:

	June 30,	December 31,	June 30,	December 31,
	2007	2006	2007	2006
Type of Derivative	Mark-to-Market Instruments		Hedge Instruments
	(In thousands)
Current Assets
Energy contracts	$26,686	$17,773	$1,489	$7,208
Gas fixed-for-float swaps and futures	56,341	21,875	2,778	4,655
Options	4,294	4,032	12	—
PGAC portion of options, swaps and hedges	—	—	6,831	16,748

Total current assets	87,321	43,680	11,110	28,611

Deferred Charges
Energy contracts	4,335	2,666	—	26,991
Gas fixed-for-float swaps	17,521	7,288	2,943	1,872
Options	2,749	1,028	—	—
PGAC portion of options, swaps and hedges	—	—	—	3,337

Total deferred charges	24,605	10,982	2,943	32,200

Total Assets	111,926	54,662	14,053	60,811

Current Liabilities
Energy contracts	(37,286)	(16,499)	—	—
Gas fixed-for-float swaps	(51,499)	(21,518)	(1,339)	(6,845)
Options	(10,035)	(4,003)	(91)	(109)
PGAC portion of options, swaps and hedges	—	—	(6,831)	(16,748)

Total current liabilities	(98,820)	(42,020)	(8,261)	(23,702)

Long-term Liabilities
Energy contracts	(9,499)	(7,472)	(1,666)	(154)
Gas fixed-for-float swaps	(4,183)	(862)	(387)	(1,915)
Options	(3,898)	(842)	—	—
PGAC portion of options, swaps and hedges	—	—	—	(3,337)

Total long-term liabilities	(17,580)	(9,176)	(2,053)	(5,406)

Total Liabilities	(116,400)	(51,196)	(10,314)	(29,108)

Net Total Assets and Liabilities	$(4,474)	$3,466	$3,739	$31,703

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
PNM
PNM’s commodity derivative instruments are summarized as follows:

	June 30,	December 31,	June 30,	December 31,
	2007	2006	2007	2006
Type of Derivative	Mark-to-Market Instruments		Hedge Instruments
	(In thousands)
Current Assets
Energy contracts	$13,803	$16,374	$1,489	$1,057
Gas fixed-for-float swaps	17,908	1,950	2,755	1,615
Options	2,505	2,986	—	—
PGAC portion of options, swaps and hedges	—	—	6,831	16,748

Total current assets	34,216	21,310	11,075	19,420

Deferred Charges
Energy contracts	372	2,666	—	—
Gas fixed-for-float swaps	14,108	7,101	2,943	1,872
Options	2,414	825	—	—
PGAC portion of options, swaps and hedges	—	—	—	3,337

Total deferred charges	16,894	10,592	2,943	5,209

Total Assets	51,110	31,902	14,018	24,629

Current Liabilities
Energy contracts	(15,552)	(10,928)	—	—
Gas fixed-for-float swaps	(28,653)	(6,440)	(231)	(2,872)
Options	(5,709)	(3,255)	—	—
PGAC portion of options, swaps and hedges	—	—	(6,831)	(16,748)

Total current liabilities	(49,914)	(20,623)	(7,062)	(19,620)

Long-term Liabilities
Energy contracts	(4,865)	(7,472)	(1,666)	(154)
Gas fixed-for-float swaps	(877)	(421)	(387)	(1,915)
Options	(3,765)	(801)	—	—
PGAC portion of options, swaps and hedges	—	—	—	(3,337)

Total long-term liabilities	(9,507)	(8,694)	(2,053)	(5,406)

Total Liabilities	(59,421)	(29,317)	(9,115)	(25,026)

Net Total Assets and Total Liabilities	$(8,311)	$2,585	$4,903	$(397)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(5) Earnings Per Share
In accordance with SFAS 128, dual presentation of basic and diluted earnings per share has been presented in the Condensed Consolidated Statements of Earnings of PNMR. Information regarding the computation of earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(As		(As
		Restated,		Restated,
		See note 16)		See note 16)
	(In thousands, except per share amounts)

Net Earnings	$20,240	$15,983	$49,906	$41,984

Average Number of Common Shares Outstanding	76,695	68,852	76,677	68,819
Dilutive effect of common stock equivalents (a):
Stock options and restricted stock	659	520	680	492
Equity-linked units	1,439	61	1,089	38

Average Common and Common Equivalent Shares	78,793	69,433	78,446	69,349

Net Earnings per Share of Common Stock:
Basic	$0.26	$0.23	$0.65	$0.61

Diluted	$0.26	$0.23	$0.64	$0.61

(a)
Excludes the effect of average anti-dilutive common stock equivalents related to out-of-the-money stock options of zero and 661,855 for the three months and zero and 736,869 for the six months ended June 30, 2007 and 2006, respectively.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(6) Stock-Based Compensation
Information concerning stock-based compensation plans is contained in Note 13 of Notes to Consolidated Financial Statements in the 2006 Annual Reports on Form 10-K/A (Amendment No. 1).
Stock Options
The following table represents stock option activity for the six months ended June 30, 2007:

				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
		Exercise	Value	Contract Life
Options for PNMR Common Stock	Shares	Price	(In thousands)	(Years)

Outstanding at beginning of period	2,999,606	$21.02
Granted	762,400	$30.50
Exercised	(431,065)	$20.45
Forfeited	(19,837)	$27.18

Outstanding at end of period	3,311,104	$23.24	$15,063	7.35

Options exercisable at end of period	1,898,008	$19.73	$15,292	6.08

Options available for future grant	2,477,194

The following table provides additional information concerning stock option activity for the six months ended June 30:

Options for PNMR Common Stock	2007	2006
	(In thousands,
	except per share amounts)

Weighted-average grant date fair value per share of options granted	$4.70	$3.87
Total intrinsic value of options exercised during the period	$4,847	$2,556

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock
The following table summarizes nonvested restricted stock activity for the six months ended June 30, 2007:

		Weighted-
		Average
Nonvested Restricted		Grant-Date
PNMR Common Stock	Shares	Fair Value

Nonvested at beginning of period	161,769	$24.55
Granted	102,400	$28.78
Vested	(69,551)	$23.35

Nonvested at end of period	194,618	$26.09

The total fair value of shares of restricted stock that vested during the six months ended June 30, 2007 was $1.6 million.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(7) Capitalization
Information concerning financing activities is contained in Note 6 of Notes to Consolidated Financial Statements in the 2006 Annual Reports on Form 10-K/A (Amendment No. 1).
Short-term Debt
PNMR and PNM have revolving credit facilities for borrowings up to $600 million and $400 million, respectively, that primarily expire in 2012 and local lines of credit amounting to $15 million and $13.5 million, respectively. PNMR and PNM also have commercial paper programs under which they may issue up to $400 million and $300 million of commercial paper, respectively. The revolving credit facilities serve as support for the commercial paper programs. Operationally, this means the aggregate borrowings under the commercial paper program and the revolving credit facility for each of PNMR and PNM cannot exceed the maximum amount of the revolving credit facility for that entity. PNMR entered into a short-term bridge loan agreement for temporary financing of Twin Oaks. See Note 2. On April 17, 2007, PNMR repaid the balance due on the bridge loan. To facilitate the repayment, PNMR borrowed $250.5 million under its revolving credit facility, which amount has been repaid as of June 30, 2007.
Short-term debt outstanding consists of:

	June 30,	December 31,
Short-term Debt	2007	2006
	(In thousands)

PNM
Commercial paper	$188,370	$251,300
Revolving credit facility	47,300	—
Local lines of credit	6,400	—

	242,070	251,300

PNMR
Commercial paper	317,600	263,550
Bridge loan	—	249,495

	$559,670	$764,345

At August 1, 2007, PNMR and PNM had $221.7 million and $141.8 million of availability under their respective revolving credit facilities and local lines of credit, including reductions of availability due to outstanding letters of credit and amounts outstanding under the commercial paper programs.
As of June 30, 2007, TNMP had outstanding borrowings of $27.2 million from PNMR under its intercompany loan agreement.
Long-term Debt
On June 26, 2007, the City of Farmington, New Mexico issued $20.0 million of its PCRBs to finance or reimburse PNM for expenditures incurred in connection with pollution control equipment at SJGS. PNMR is obligated to pay amounts equal to the principal and interest on the PCRBs. In addition, PNM issued $20.0 million of senior unsecured notes to secure and guarantee the PCRBs. Both the PCRBs and the senior unsecured notes mature in 2037 and bear interest at 5.15%. The proceeds from the PCRBs were placed directly in trust with an independent trustee. As PNM incurs qualified expenditures, it receives reimbursement from the trustee. In the event PNM does not incur qualified expenditures at least equal to the proceeds of the PCRBs, the amount remaining in the trust must be used by the trustee to redeem a portion of the PCRBs. As of June 30, 2007, PNM had received $7.6 million from the trust. The senior unsecured notes are included in long-term debt in the Condensed Consolidated Balance Sheets of PNM and PNMR and the amount remaining in the trust is included in other investments since it is restricted for the acquisition of items that will be included in utility plant.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Effective June 15, 2007, TNMP redeemed $100.0 million of its 6.125% Senior Notes Due 2008 at a redemption price of 100.50% of the principal amount redeemed, plus accrued interest. To facilitate the redemption, PNMR made a cash contribution, recorded as equity, of $101.2 million to TNP, which then made an equity contribution to TNMP in the same amount.
PNMR has entered into three fixed-to-floating interest rate swaps with an aggregate notional principal amount of $150.0 million. The swaps are accounted for as fair-value hedges with a liability position of approximately $3.5 million at June 30, 2007, with a corresponding reduction of long-term debt.
Stockholders’ Equity
PNMR offers new shares of PNMR common stock through the PNM Direct Plan and an equity distribution agreement. For the six months ended June 30, 2007, PNMR sold a combined total of 47,049 shares of its common stock through the PNMR Direct Plan and the equity distribution agreement for net proceeds of $1.4 million. PNMR also issued 24,210 shares of its common stock for $0.7 million through its ESPP during the six months ended June 30, 2007.
(8) Pension and Other Postretirement Benefit Plans
PNMR and its subsidiaries (other than TNP, TNMP and First Choice) have a qualified defined benefit pension plan, a plan providing medical and dental benefits to eligible retirees, and an executive retirement program (“PNM Plans”). PNMR is legally obligated for the benefits owed to participants under the PNM Plans. TNP, TNMP and First Choice have a qualified defined benefit pension plan, a plan providing medical and death benefits to eligible retirees and an executive retirement program (“TNMP Plans”). Benefits were frozen in 1997 for the PNM pension plan and 2005 for the TNMP pension plan. Readers should refer to Note 12 of Notes to the Consolidated Financial Statements in the 2006 Annual Reports on Form 10-K/A (Amendment No. 1) for additional information on these plans.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
PNM Plans
The following tables present the components of the PNM Plans’ net periodic benefit cost (income):

	Three Months Ended June 30,
			Other Postretirement		Executive Retirement
	Pension Plan		Benefits		Program
	2007	2006	2007	2006	2007	2006
	(In thousands)

Components of Net Periodic
Benefit Cost (Income)
Service cost	$36	$126	$632	$678	$14	$14
Interest cost	7,953	7,710	1,928	1,842	272	264
Expected long-term return on assets	(10,195)	(10,139)	(1,464)	(1,355)	—	—
Amortization of net loss	972	1,210	1,461	1,670	24	25
Amortization of prior service cost	79	79	(1,422)	(1,422)	3	3

Net periodic benefit cost (income)	$(1,155)	$(1,014)	$1,135	$1,413	$313	$306

	Six Months Ended June 30,
			Other Postretirement		Executive Retirement
	Pension Plan		Benefits		Program
	2007	2006	2007	2006	2007	2006
	(In thousands)

Components of Net Periodic
Benefit Cost (Income)
Service cost	$72	$252	$1,264	$1,356	$28	$28
Interest cost	15,906	15,420	3,856	3,684	544	527
Expected long-term return on assets	(20,389)	(20,277)	(2,927)	(2,709)	—	—
Amortization of net loss	1,944	2,420	2,922	3,340	46	50
Amortization of prior service cost	158	158	(2,844)	(2,844)	6	6

Net periodic benefit cost (income)	$(2,309)	$(2,027)	$2,271	$2,827	$624	$611

For the three months ended June 30, 2007 and 2006, PNM contributed $1.5 million and $3.1 million, respectively, to trusts for other postretirement benefits. For the six months ended June 30, 2007 and 2006, PNM contributed $3.1 million and $3.1 million, respectively, to trusts for other postretirement benefits. PNM expects to make contributions totaling $6.0 million during 2007 to trusts for other postretirement benefits. PNM does not anticipate making any contributions to the pension or executive retirement plans during 2007.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
TNMP Plans
The following tables present the components of the TNMP Plans’ net periodic benefit cost (income):

	Three Months Ended June 30,
			Other Postretirement		Executive Retirement
	Pension Plan		Benefits		Program
	2007	2006	2007	2006	2007	2006
	(In thousands)

Components of Net Periodic
Benefit Cost (Income)
Service cost	$—	$—	$98	$106	$—	$—
Interest cost	1,057	1,085	165	178	19	19
Expected long-term return on assets	(1,710)	(1,754)	(114)	(114)	—	—
Amortization of net gain	(2)	—	(39)	—	—	—
Amortization of prior service cost	—	—	15	15	—	—

Net Periodic Benefit Cost (Income)	$(655)	$(669)	$125	$185	$19	$19

	Six Months Ended June 30,
			Other Postretirement		Executive Retirement
	Pension Plan		Benefits		Program
	2007	2006	2007	2006	2007	2006
	(In thousands)

Components of Net Periodic
Benefit Cost (Income)
Service cost	$—	$—	$196	$212	$—	$—
Interest cost	2,114	2,170	330	355	38	38
Expected long-term return on assets	(3,420)	(3,508)	(228)	(228)	—	—
Amortization of net gain	(4)	—	(78)	—	—	—
Amortization of prior service cost	—	—	30	30	—	—

Net Periodic Benefit Cost (Income)	$(1,310)	$(1,338)	$250	$369	$38	$38

For the three and six months ended June 30, 2007, TNMP contributed $0.3 million for the other postretirement benefits. For the three and six months ended June 30, 2006, TNMP made no contributions to trusts for other postretirement benefits. TNMP expects to make contributions totaling $0.5 million during 2007 to trusts for other postretirement benefits. TNMP does not anticipate making any contributions to the pension or executive retirement plans during 2007.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Clean Air Act
Regional Haze
In 2005, the EPA issued the final rule addressing regional haze and guidelines for BART determinations. The purpose of the regional haze regulations is to address regional haze visibility impairment in the United States’ national parks and wilderness areas. The rule calls for all states to establish goals and emission reduction strategies for improving visibility in these areas. In October 2006, the EPA issued the final BART alternatives rule which made revisions to the 2005 regional haze rules. In particular, the alternatives rule defines how an SO2 emissions trading program developed by the Western Regional Air Partnership, a voluntary organization of western states, tribes and federal agencies, can be used by western states. New Mexico will be participating in the SO2 program, which is a trading program that will be implemented if SO2 reduction milestones, which are still being developed, are not met. The NMED had requested a BART analysis for nitrogen oxides and particulate be done for each of the four units at SJGS. The Company submitted the analysis to the NMED in early June 2007. The NMED is presently reviewing the analysis. Potentially, additional nitrogen oxide emission reductions could be required. The nature and cost of compliance with these potential requirements cannot be determined at this time.
New Source Review Rules
In 2003, the EPA issued a rule clarifying what constitutes routine maintenance, repair, and replacement of damaged or worn equipment, subject to safeguards to assure consistency with the Clean Air Act. In March 2006, a panel of the Court of Appeals for the District of Columbia Circuit vacated this rule. The action by the court did not eliminate the NSR exclusion for routine maintenance, repair, and replacement work nor did the decision rule on what activities are physical changes. The EPA’s authority to write a rule based on the current NSPS hourly emission increase test remains in place, although the U.S. Supreme Court agreed to hear an appeal of the Fourth U.S. Circuit Court of Appeals ruling in favor of Duke Energy Corp with respect to the hourly emission increase test being the appropriate method for calculating an emissions increase for PSD purposes. On April 2, 2007, the U.S. Supreme Court issued its decision. In a unanimous decision, the U.S. Supreme Court vacated the decision of the Fourth U.S. Circuit Court of Appeals and remanded for further proceedings consistent with the U.S. Supreme Court’s opinion. The decision precludes the use of an increase in the maximum hourly emission rate for determining an emissions increase for PSD purposes. The decision did not eliminate the NSR exclusion for routine maintenance, repair, or replacement, nor did it preclude the EPA from promulgating a regulation allowing an emission increase test for PSD purposes to be based on an increase in the maximum hourly emission rate. The EPA has announced that it will proceed with revision of the NSR rules to specify that only activities that increase an emitting unit’s hourly rate of emissions trigger a major modification. The Company is unable to determine the impact of this matter on its results of operations and financial position.
Citizen Suit Under the Clean Air Act
PNM reached an impasse with the Grand Canyon Trust and Sierra Club (“Plaintiffs”) and with the NMED with respect to certain matters under the Consent Decree of May 10, 2005. As a result, PNM filed petitions with the United States District Court for the District of New Mexico on October 6 and 12, 2006, seeking a determination that PNM had complied with the Consent Decree with respect to the matters at issue. The controversies related to PNM’s reports on NOX controls and demisters at SJGS. PNM reached an agreement with the Plaintiffs and the NMED concerning these issues which was set forth in a Stipulated Order. The Court entered the Stipulated Order approving the settlement on December 27, 2006. The settlement does not require any additional material expenditures with respect to the implementation of the Consent Decree. Counsel for Plaintiffs has submitted statements to PNM for payment of attorneys fees and costs incurred with respect to post-decree administration and disputes. The parties have settled the fee request for a nominal amount.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Consent Decree includes a provision whereby stipulated penalties are assessed for non-compliance with specified emissions limits. Stipulated penalty amounts are placed in escrow on a quarterly basis pending review of SJGS’s emissions performance for each quarter. For the years 2005 and 2006, PNM has placed $1.2 million into escrow as potential stipulated penalties. By letter dated March 20, 2007, the NMED and Plaintiffs requested information concerning PNM’s calculation of potential stipulated penalty amounts and the amounts held in escrow. PNM submitted its response to NMED on May 23, 2007.
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
In May 2005, APS and the Navajo Nation signed a Voluntary Compliance Agreement which would resolve the dispute regarding the Air Pollution Prevention and Control Act portion of the lawsuit for the term of the Voluntary Compliance Agreement. On March 21, 2006, the EPA determined that the Navajo Nation was eligible for “treatment as a state” for the purpose of entering into a supplemental delegation agreement with the EPA to administer the Clean Air Act Title V, Part 71 federal permit program over Four Corners. The EPA entered into the supplemental delegation agreement with the Navajo Nation on the same day. Because the EPA’s approval was consistent with the requirements of the Voluntary Compliance Agreement, SRP and APS sought and obtained dismissal of the pending litigation in the Navajo Nation Supreme Court, as well as the pending litigation in the Navajo Nation District Court to the extent the claims relate to the Clean Air Act. The agreement does not address or resolve any dispute relating to other Navajo Acts.
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
APS, the Four Corners operator, intervened in the proceeding as a defendant in order to protect the interests of the participants. The Sierra Club and the EPA reached a settlement over the timing of the issuance of the FIP and a Consent Decree was lodged with the Court on December 13, 2006 and notice of the lodging of the Consent Decree was published in the March 15, 2007 Federal Register. Under the terms of the proposed Consent Decree, the EPA, on April 30, 2007, issued the final FIP for Four Corners. The FIP essentially federalizes the requirements contained in the New Mexico State Implementation Plan, which Four Corners has historically followed. In the case of sulfur dioxide, the FIP includes an emission limit that Four Corners has achieved following a successful program to determine if additional reductions could be made with the existing controls. The FIP also includes a requirement to control fugitive dust within 18 months after the FIP becomes effective. APS filed a Petition for Review on July 2, 2007 in the United States Circuit Court of Appeals for the Tenth Circuit seeking revisions to the FIP in order to clarify certain requirements and allow operational flexibility. The Sierra Club also filed a Petition for Review with the Tenth Circuit Court on July 6, 2007, challenging whether the FIP complies with the requirements of the Clean Air Act. The Company is unable to determine the impact of these matters on its results of operations and financial position.

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
NRC Matters
In October 2006, the NRC conducted an inspection of the PVNGS emergency diesel generators after a Palo Verde Unit 3 generator started but did not provide electrical output during routine inspections on July 25 and September 22, 2006. On February 22, 2007, the NRC issued a “white” finding (low to moderate safety significance) for this matter. Under the NRC’s Action Matrix, this finding, coupled with a previous NRC “yellow” finding relating to a 2004 matter involving PVNGS’s safety injection systems, resulted in PVNGS Unit 3 being placed in the “multiple/repetitive degraded cornerstone” column of the NRC’s Action Matrix, which has resulted in an enhanced NRC inspection regimen. On June 21, 2007, the NRC issued a confirmatory action letter confirming APS’ commitments, as operator, regarding specific actions APS will take to improve Palo Verde’s performance. APS continues to implement its plan to improve PVNGS’s performance.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On November 9, 2006, APS notified the NRC that a senior reactor operator at PVNGS had attempted to cover up a mistaken entry the operator had made in a PVNGS operations verification log. The senior reactor operator resigned shortly thereafter. By letter dated July 12, 2007, the NRC notified APS that, based upon the results of its investigation of the matter, the NRC is considering an escalated enforcement action against PVNGS due to the willfulness of the senior reactor operator’s actions. The NRC noted in its letter that the safety significance of the matter was very low. In accordance with NRC procedures, APS has requested alternative dispute resolution with the NRC in an attempt to resolve this issue. PNM cannot predict the outcome of this matter.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
OTHER COMMITMENTS AND CONTINGENCIES
PNM
PVNGS Liability and Insurance Matters
The PVNGS participants have financial protection for public liability resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $300.0 million and the balance by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the programs exceed the primary liability insurance limit, PNM could be assessed retrospective adjustments. The maximum assessment per reactor under the program for each nuclear incident is approximately $101.0 million. The retrospective assessment is subject to an annual limit of $15.0 million per reactor per incident. Based upon PNM’s 10.2% interest in the three PVNGS units, PNM’s maximum potential assessment per incident for all three units is approximately $31.0 million, with an annual payment limitation of approximately $4.6 million. If the funds provided by this retrospective assessment program prove to be insufficient, Congress could impose revenue-raising measures on the nuclear industry to pay claims.
San Juan River Adjudication
In 1975, the State of New Mexico filed an action entitled “State of New Mexico v. United States, et al.”, in the District Court of San Juan County, New Mexico, to adjudicate all water rights in the San Juan River Stream System. The Company was made a defendant in the litigation in 1976. The action is expected to adjudicate water rights used at Four Corners and at SJGS. The Navajo Nation and various parties announced a settlement of the Nation’s reserved surface water rights. Congressional legislation as well as other approvals will be required to implement the settlement. The Company cannot determine the effect, if any, of any water rights adjudication on the present arrangements for water at SJGS and Four Corners. It is PNM’s understanding that final resolution of the case cannot be expected for several years. PNM is unable to predict the ultimate outcome of this matter.
Conflicts at San Juan Mine Involving Oil and Gas Leaseholders
SJCC, through leases with the federal government and the State of New Mexico, owns coal interests with respect to the San Juan underground mine. Certain gas producers have leases in the area of the underground coal mine and have asserted claims against SJCC that its coal mining activities are interfering with gas production. The Company understands that SJCC has reached a settlement with Western Gas for certain wells in the mine area. The Western Gas settlement however, does not resolve all of Western Gas’ potential claims in the larger San Juan underground mine area. Discussions are ongoing with Western Gas’ successor, Anadarko Petroleum Corporation, for settlement of additional claims. SJCC has also reached a settlement with another gas leaseholder, Burlington Resources, for certain wells in the mine area. PNM cannot predict the outcome of any future disputes between SJCC and Western Gas or other gas leaseholders.
Western United States Wholesale Power Market
Various circumstances, including electric power supply shortages, weather conditions, gas supply costs, transmission constraints and alleged market manipulation by certain sellers, resulted in the well-publicized California energy crisis and in the bankruptcy filings of the Cal PX and of PG&E. As a result of the conditions in the western market, the FERC and other federal and state governmental authorities initiated investigations, litigation and other proceedings relevant to the Company and other sellers. The more significant proceedings relating to the Company are summarized below.

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
As previously reported, there have been a number of additional appeals pending before the United States Court of Appeals for the Ninth Circuit with regard to FERC’s orders issued in the various California market refund dockets and PNM has participated in various appeals as one of the members of the Competitive Sellers Group. The Ninth Circuit has held a number of mediation conferences in these, and the multiple other appeals pending before it, to assess the opportunities for settlement, in which PNM has participated. The Ninth Circuit issued an order declaring a 45-day time out period to allow parties the opportunity to assess the recent court decisions and the potential for settlement of cases. In October 2006, the Ninth Circuit extended the time out period in several of the cases. In September 2006, a mediation conference was convened at the California Public Utilities Commission to assess the potential settlement of the refund proceedings. The conference was attended by, among others, PNM, the other buyers and sellers, FERC personnel, a settlement judge and mediator from the Ninth Circuit, and a former FERC ALJ (whose help was enlisted by the Ninth Circuit) to aid in the mediation process. Representatives of PNM continue to attend and participate in the mediation sessions being hosted by the Ninth Circuit. By notice issued in January 2007, the parties to the appeals were advised that the former FERC ALJ will no longer participate in the mediation efforts. In June 2007, the Ninth Circuit further extended the time-out period for settlement discussions to continue until August 13, 2007. The Company cannot predict the ultimate outcome of FERC proceedings that may result from the decisions in these appeals, or whether PNM will be ultimately directed to make any additional future refunds as the result of these court decisions, or whether settlement will be reached in the case.
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
In 2004, the FERC issued an order granting the FERC staff’s motion to dismiss seven of the thirteen PNM customers on grounds that there was no evidence to conclude that these companies used their commercial relationship with PNM to game the Cal ISO and Cal PX markets. The FERC approved the settlements entered into by two of the thirteen PNM customers and dismissed another of PNM’s customers from the proceeding. Of the three remaining PNM customers in the docket, the FERC staff entered into settlement agreements with two of them. In 2004, the FERC staff filed a motion to dismiss PNM from the docket and to enter into a settlement of certain parking and lending transactions. The staff’s motion stated that after investigation and review there was no evidence that PNM engaged in a gaming practice that violated either the Cal ISO or Cal PX tariffs. Additionally, PNM entered into a settlement of certain matters outside the scope of the docket related to historic parking and lending transactions, under which PNM agreed not to provide parking and lending services prospectively without first meeting certain requirements agreed to with the FERC staff. Additionally, PNM agreed to pay $1.0 million in settlement to the FERC to obtain satisfaction of all issues related to any potential liability stemming from the provision of parking and lending services historically. In July 2005, the FERC issued its order granting the staff’s motion to dismiss PNM from the Gaming Partnerships docket. In its order, the FERC found that PNM did not engage in prohibited gaming practices as defined in the FERC’s Gaming Partnership Order and also approved the settlement on the parking and lending services. The FERC also denied the California parties’ request to keep the docket open as to PNM and terminated the PNM docket. Subsequently, the California parties filed their petition for rehearing at the FERC objecting to the FERC’s dismissal of PNM from the Gaming Partnership investigation and objecting to the settlement reached with the FERC staff. The petition for rehearing is pending before FERC and PNM cannot predict the ultimate outcome of the rehearing petition. In August 2005, Enron, the final of the original 13 PNM customers, entered into a settlement agreement with the FERC staff, the California parties and others that was contested by several parties. In November 2005, the FERC issued an order approving the joint offer of settlement. Various parties have either objected to the settlement or otherwise sought efforts to stay or overturn FERC’s order. In January 2007, the Enron matter went to hearing on certain contested matters. In June 2007, the FERC administrative law judge issued its initial decision, which has no impact on PNM. The parties will now have the opportunity to file exceptions before the matter goes to FERC. PNM cannot predict the final outcome of this proceeding.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
California Attorney General Complaint
In 2002, the California Attorney General filed a complaint with the FERC against numerous sellers, including PNM, regarding prices for wholesale electric sales into the Cal ISO and Cal PX markets and to the California Department of Water Resources. In 2002, the FERC entered an order denying the California Attorney General’s request to initiate a refund proceeding, but directed sellers, including PNM, to comply with additional reporting requirements with regard to certain wholesale power transactions. The California Attorney General filed a petition for review in the Ninth Circuit. The Ninth Circuit issued a decision upholding the FERC’s authority to establish the market-based rate framework under the Federal Power Act, but held that the FERC violated its administrative discretion by declining to investigate whether it should order refunds from sellers who failed to provide transaction-specific reports to the FERC as required by its rules. The Ninth Circuit determined that the FERC has the authority to order refunds for these transactions if it elects to do so and remanded the case back to the FERC for further proceedings, including a determination as to whether additional refunds are appropriate. In December 2006, PNM joined a group of sellers in filing a petition for writ of certiorari in the United States Supreme Court challenging the decision by the Ninth Circuit. On June 18, 2007, the U.S. Supreme Court denied the Petition for Certiorari filed by various competitive sellers, including PNM. The Company cannot predict the ultimate outcome of the FERC proceeding on remand, or whether PNM will be ultimately directed to make any additional refunds as the result of the decision.
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
Regional Transmission Issues
Transmission Services
In July 2005, the FERC issued an order terminating its proceeding on standard market design, stating that since issuance of the standard market design notice of proposed rulemaking, the electric industry has made significant progress in the development of voluntary RTOs and ISOs. In September 2005, the FERC issued a Notice of Inquiry on Preventing Undue Discrimination and Preference in Transmission Services seeking information from the industry regarding the provisions of the OATT for possible revision in a future rulemaking. On May 18, 2006, FERC issued a NOPR to reform its pro forma OATT. FERC emphasized that its purpose for the NOPR was not to create new market structures, redesign approved RTO or ISO markets, require transmission owners to divest control over transmission, impinge on state jurisdiction, or weaken the protection of native load customers. Core OATT elements were retained, including comparability requirements, protection of native load, state’s jurisdiction over bundled retail load, functional unbundling to address undue discrimination, and reciprocity. PNM and TNMP have filed Comments and Supplemental Comments in this proceeding. In February 2007, FERC issued Order 890 setting out the new OATT rule, which became effective in May 2007. Order 890 addressed several elements of transmission service, including: (1) requiring greater consistency and transparency in calculating available transfer capacity for transmission; (2) requiring transparent transmission planning and customer access to transmission plans; (3) reform of rollover rights; and (4) clarification of various ambiguities in transmission rights under the new OATT. Order 890 also required numerous compliance filings to be made by transmission providers. Order 890 also attempted to clarify certain elements of transmission service utilized for network generation resources, but still left uncertain the transmission used for such resources that pre-dated transmission open access. PNM filed a petition for

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
rehearing seeking clarification of this issue in regards to one such generation resource that PNM has under contract. Numerous other entities also filed petitions for rehearing and/or clarification. Additionally, a number of entities, including EEI, have requested extensions of time for making several of the compliance filings due under the order issued in the NOPR. Order 890 is still pending before the FERC. The Company is awaiting FERC action on rehearing requests. The Company’s transmission group has been working to prepare the numerous FERC compliance filings required by Order 890. On May 30, 2007, the Company posted its compliance filing and its transmission planning proposal on its website. In June 2007, FERC held a technical conference regarding transmission planning proposals, including the WestConnect proposal, in which PNM participated. PNM will continue making compliance filings. PNM will participate in FERC’s technical conference on Order 890 reliability standards. The Company cannot predict what impact the final rule will have on its operations.
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
On May 29, 2007, PNM received the FERC’s draft final report. PNM reviewed the draft report and requested several corrections, which FERC agreed to make. The draft report identified three areas of non-compliance related to Standards of Conduct and OATT requirements: (1) Marketing’s access to non-public transmission information citing three examples; (2) off-OASIS communications and exercise of discretion regarding scheduling transmission; and (3) failing to make postings when shared services employees shared facilities with marketing. PNM sent a written response to staff’s draft report indicating it did not identify matters within the draft audit report that required PNM to formally contest the audit findings. PNM also indicated its plan to implement the FERC staff’s recommendations. In June 2007, PNM received the final audit letter from the FERC’s audit staff mirroring the draft audit report as revised. PNM made its compliance filing in July 2007, and will make periodic reports every quarter thereafter per the staff’s recommendation. There were no significant findings in the final audit report and PNM has no further action required in this matter.
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
The Company has executed a settlement agreement with the private relator pursuant to which the relator agreed to dismiss his appeal, the Company agreed to forego any efforts to seek attorney fees, costs and expenses, and the parties provided mutual releases. Upon the motion of the relator, on April 23, 2007 the U.S. Court of Appeals for the Tenth Circuit issued an order dismissing the appeal against the Company. Upon the motion of the Company and some of the other defendants, on July 19, 2007, the United States District Court for the District of Wyoming issued an order dismissing their claims for attorney fees, costs and expenses. The settlement agreement has now been fully implemented. As a result, the Company has no further potential liability from this litigation.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Biomass Project
PNM has entered into a 20-year contract for the purchase of 35 MW of capacity from a renewable biomass power generation facility in central New Mexico to commence in 2009. The purchase power agreement is contingent upon the satisfaction of certain conditions precedent as outlined in the purchase power agreement. The contract contains several conditions that must be met, including obtaining permits, completion of financial closing by April 2, 2007 and the start of construction by July 2, 2007. The biomass project owner was unable to complete the financial closing on April 2, 2007. As a result, PNM delivered a Remediable Event of Default letter to the biomass project owner. The operator has declared a force majeure over failure to obtain an air permit. On June 18, 2007, PNM sent a letter to the operator conditionally accepting the notice of force majeure. The operator is required to remedy the condition within 180 days of the notice dated May 25, 2007. A hearing is scheduled for August 20, 2007 on the owner’s appeal of the denial of the air permit.
Valencia Energy Facility
On April 18, 2007, PNM entered into a power purchase agreement to purchase all of the electric capacity and energy from the Valencia Energy Facility, a proposed natural gas-fired power plant to be constructed near Albuquerque, New Mexico. A third-party will build, own and operate the facility while PNM will be the sole purchaser of the electricity generated. The total projected construction cost for the facility is from $100 million to $105 million. The term of the power purchase agreement is for 20 years beginning June 1, 2008, with the full output of the plant estimated up to an average of 148 MW. PNM will have the option to purchase and own up to 50% of the plant after it reaches commercial operation. PNM estimates that the plant will typically operate during peak periods of energy demand in summer (less than 18% of the time on an annual basis). The Company is evaluating the accounting treatment of this PPA.
On May 31, 2007, the office of the New Mexico Attorney General and the Utility Staff of the NMPRC filed a Petition For Formal Review requesting the NMPRC to investigate the power purchase agreement and related transactions relating to the Valencia Energy Facility to determine, among other things, whether the transactions are prudent, appropriate and consistent with NMPRC rules, and to establish the ratemaking treatment of the power purchase agreement. On June 21, 2007, the NMPRC ordered PNM to respond to the Petition so that the NMPRC could ascertain PNM’s position on the matters raised before proceeding further with processing the Petition. In its Response, filed July 11, 2007, PNM described the terms of the agreement and process used to select this resource, stated that an investigation was not warranted and joined in the Staff and Attorney General’s request for determination of the ratemaking treatment for the agreement. To date, the NMPRC has taken no further action on the petition.
(10) Regulatory and Rate Matters
PNMR
Price-to-Beat Base Rate Reset
Based on the terms of the Texas stipulation related to the acquisition of TNP, First Choice made a filing to reset its price-to-beat base rates in December 2005. First Choice’s price-to-beat base rate case was consolidated with TNMP’s 60-day rate review (see “60-Day Rate Review” below). First Choice requested that the PUCT recognize in its new price-to-beat base rates the TNMP rate reduction and the synergy savings credit provided for in the TNP acquisition stipulation. In May 2006, TNMP, First Choice, the PUCT staff and other parties filed a non-unanimous settlement agreement (“NUS”). On July 20, 2006, the ALJ reopened the record to accept argument concerning the provisions for accumulated deferred federal income taxes and the carrying charges on stranded costs. Subsequently, on August 24, 2006, the ALJ issued a Proposal For Decision urging the PUCT to reject the NUS. After the parties filed exceptions to the Proposal For Decision, the PUCT unanimously rejected the ALJ’s proposal and approved the NUS on November 2, 2006. The PUCT made First Choice’s new price-to-beat base rates effective on December 1, 2006, as First Choice had requested. As price-to-beat rates expired on December 31, 2006, the approved rates are no longer applicable. In January 2007, TNMP’s 60-Day Rate Review proceeding, and the underlying NUS, were appealed by various Texas cities to the district court, in Austin, Texas. TNMP and FCP have intervened and will defend the PUCT’s Final Order approving the NUS.

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
PNM
Gas Rate Case
On May 30, 2006, PNM filed a general gas rate case that asked the NMPRC to approve an increase in the service fees charged to its 481,000 natural gas customers. The proposal would increase the set monthly fee, the charge tied to monthly usage, and miscellaneous on-demand service fees. Those fees are separate from the cost of gas charged to customers. The monthly cost of gas charge would not be affected by the fee increase. The petition requested an increase in base gas service rates of $22.6 million and an increase in miscellaneous on-demand service rates of approximately $0.2 million. The request was designed to provide PNM’s gas utility an opportunity to earn an 11% return on equity, which is consistent with the average return allowed ten comparable natural gas utilities. The petition also requested approval of a line item that provides a true-up mechanism for operational costs when system-wide gas consumption is lower or higher than what is designed in the rates. A hearing on the case was conducted before a hearing examiner in December 2006. On June 29, 2007 the NMPRC unanimously approved an increase in annual revenues of approximately $9 million for PNM. The NMPRC based the new rates on a revenue requirement needed to earn a 9.53% return on equity. The NMPRC did not approve PNM’s request for the true-up mechanism for operational costs based on system-wide gas consumption. PNM filed a Notice of Appeal with the New Mexico Supreme Court on July 27, 2007 and has until August 27, 2007 to file which components will be appealed.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Electric Rate Case
On February 21, 2007, PNM filed a general electric rate case requesting the NMPRC to approve an increase in service fees to all of PNM’s retail customers except those formerly served by TNMP. The application requests an annual increase in electric service revenues of $68.9 million effective January 1, 2008, an increase of approximately 12.3% over test period revenues. The request is designed to provide PNM’s electric utility an opportunity to earn a 10.75% return on equity. The application also requests authorization to implement a Fuel and Purchased Power Adjustment Clause through which changes in the cost of fuel and purchased power, above or below the costs included in base rates, will be passed through to customers on a monthly basis. The NMPRC initially suspended operation of the proposed new rates through December 23, 2007, but subsequently extended the suspension through February 21, 2008. A hearing is scheduled to begin October 1, 2007. A recommended decision of the hearing examiner is due by December 31, 2007.
Complaint Against Southwestern Public Service Company
In September 2005, PNM filed a complaint under the Federal Power Act against SPS. PNM believes that through its fuel cost adjustment clause, SPS has been overcharging PNM for deliveries of energy under three contracts, and continues to do so under the remaining contracts. PNM requested that the FERC investigate these charges for the period 2001 through 2004, and going forward. PNM had previously intervened in the Golden Spread Electric Coop complaint case against SPS for the same matter. The hearing was held in that case and in May 2006, the ALJ issued an initial decision in that proceeding recommending that SPS make refunds to customers, including PNM, for misapplication of charges in its fuel cost adjustment clause. The parties in that proceeding filed their exceptions to the initial decision, which has gone to the FERC for review. Fuel cost charges for 2005 and 2006 are being addressed as part of the finding in the Golden Spread Electric Coop fuel charge adjustment clause case pending before the FERC, in which PNM is an intervenor. PNM’s complaint also alleges that SPS’ demand charge rates for interruptible power sales are excessive and requested that the FERC set a refund effective date of September 13, 2005 for these rates. Settlement conferences were held before a FERC settlement judge throughout the first quarter of 2006. Upon the failure of the parties to reach a settlement, the judge recommended the case proceed to hearing. Additionally, in November 2005, SPS filed an electric rate case proposing to unbundled and raise rates charged to customers effective July 2006. PNM intervened in the case and objected to the proposed rate increase. In September 2006, PNM and SPS filed a settlement agreement at FERC in which PNM settled its issues in the complaint proceeding, as well as its concerns with SPS’ proposed rate increases in the SPS rate case. On October 10, 2006, interested parties and FERC Trial Staff filed comments on the proposed settlement. Only one party opposed the settlement, which was supported or not opposed by the remaining active parties and the FERC Trial Staff. On October 19, 2006, PNM, SPS and FERC Trial Staff each filed reply comments contending that opposition was without merit. The Settlement Judge and the Administrative Law Judge have certified the contested partial settlement and sent it to the FERC for final approval. The settlement must be approved by the FERC before it may be effective. The settlement has no impact on the initial decision of the ALJ in the fuel cost adjustment clause case or the pending petitions for rehearing in that docket. In July 2007, the FERC open meeting agenda indicated the Golden Spread Electric Coop complaint case initial decision was on the docket for consideration by the FERC. SPS and Golden Spread Electric Coop filed a motion to delay the FERC action on the initial decision to provide additional opportunity for the parties to reach settlement. PNM filed its opposition to the motion requesting the FERC to proceed to issue an order on the initial decision. Then the FERC removed the Golden Spread item from its agenda. PNM cannot predict if the settlement will be approved by the FERC or what the outcome of the fuel cost adjustment clause proceeding at the FERC will be.

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
In July 2005, the PUCT issued a final order confirming the calculation of carrying costs and the amount of stranded costs allowed for recovery. TNMP and other parties appealed the July PUCT order. On July 24, 2006, the district court in Austin, Texas affirmed the PUCT order. TNMP has appealed that decision to the Texas Third Court of Appeals in Austin, Texas and has filed its briefs. Oral argument occurred May 9, 2007 and the Court took the matter under advisement.
Interest Rate for Calculating Carrying Charges on TNMP’s Stranded Cost
The PUCT approved an amendment to the true-up rule at its June 29, 2006 open meeting. The amendment will result in a lower interest rate that TNMP is allowed to collect on the unsecuritized true-up balance through a stranded cost. The PUCT concluded that the correct rate at which a utility should accrue carrying costs through a stranded cost is the weighted average of an adjusted form of its marginal cost of debt and its unadjusted historical cost of debt, with the weighting based on the utility’s most recently authorized capital structure. The new rate will affect TNMP by lowering the previously approved carrying cost rate of 10.93%. This change in carrying charges will affect the rates set in TNMP’s stranded cost filing. The rule went into effect on July 20, 2006, and TNMP has made its compliance filing. Because the PUCT staff disagreed with TNMP’s calculation of the interest rate, the matter was referred to SOAH for a hearing on the merits. The parties filed and submitted testimony. Initial briefs were filed on April 6, 2007 with reply briefs filed on April 16, 2007. On June 18, 2007, the ALJ issued a proposed order approving an interest rate of 8.06%. As this calculation differs from TNMP’s methodology and result, TNMP filed exceptions on July 2, 2007. At the July 20th open meeting, the PUCT unanimously rejected the proposed order regarding the calculation of TNMP’s on-going interest rate for the CTC. The PUCT approved the 8.31% interest rate proposed by TNMP and the PUCT Staff. The PUCT will issue a signed final order, and then TNMP will be required to make a compliance filing to implement new rates.
60-Day Rate Review
In November 2005, TNMP made its required 60-day rate review filing. TNMP’s case establishes a competition transition charge for recovery of the true-up balance. As noted above, TNMP’s 60-day rate review, along with First Choice’s price-to-beat rate reset filing, were consolidated. See “Price-To-Beat Base Rate Reset” above for further updates. On November 2, 2006, the PUCT issued a signed order which would allow TNMP to begin collecting its true-up balance, which includes carrying charges, over a 14 year period. The order also allows TNMP to collect expenses associated with several cases over a three-year period. The PUCT allowed TNMP to begin collecting its competition transition charge and its rate case expenses on December 1, 2006. In January 2007, this proceeding was appealed by various Texas cities to the district court, in Austin, Texas. TNMP and First Choice have intervened and will defend the PUCT’s Final Order in this proceeding.
(11) EnergyCo Joint Venture
In January 2007, PNMR and ECJV, a wholly owned subsidiary of Cascade, created EnergyCo, a joint venture, to serve expanding U.S. markets throughout the Southwest, Texas and the West. PNMR and ECJV each have a 50 percent ownership interest in EnergyCo, a limited liability company. In February 2007, EnergyCo formed ECMT as a subsidiary that is expected to perform future marketing and trading activity for the joint venture. To fund startup expenses of EnergyCo, both members contributed $2.5 million to EnergyCo in the three months ended March 31, 2007.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
PNMR accounts for its investment in EnergyCo using the equity method of accounting because PNMR’s ownership interest results in significant influence, but not control, over EnergyCo and its operations. PNMR records as income its percentage share of earnings or loss and distributions of EnergyCo and carries its investment at cost, adjusted for its share of undistributed earnings or losses. The difference between PNMR’s book value of its investment in EnergyCo and its proportionate share of EnergyCo’s equity is being amortized into results of operations over the useful lives of the underlying assets and contractual periods of the liabilities that resulted in the difference.
On June 1, 2007, PNMR contributed its ownership of Altura to EnergyCo at fair value of $549.6 million (after the working capital adjustment described below), ECJV made a cash contribution to EnergyCo equal to 50% of the fair value amount, and EnergyCo distributed that cash to PNMR. PNMR accounted for this transaction by (1) removing the assets and liabilities transferred to EnergyCo from its consolidated financial statements; (2) recording an additional investment in EnergyCo for an amount equal to 50% of the net carrying value of the Altura assets and liabilities transferred, reflecting that 50% of the items transferred are in effect still owned by PNMR; and (3) reflecting in results of operations the difference between the cash received and 50% of the net carrying value of the items transferred that in effect were sold to ECJV, which resulted in a pre-tax loss of $3.6 million being reflected in energy production costs. As provided under the contribution agreement, subsequent to June 1, 2007, an adjustment to the contribution amounts was made for changes in components of working capital between the date for which fair value was determined and closing. The result of this adjustment is a payment by PNMR of $2.1 million.
EnergyCo has entered into a bank financing arrangement with a term of five years which includes a revolving line of credit. This facility also provides for bank letters of credit to be issued as credit support for certain contractual arrangements entered into by EnergyCo. Cascade has guaranteed EnergyCo’s obligations on this facility and, to secure EnergyCo’s obligation to reimburse Cascade for any payments made under the guaranty, has a first lien on all assets of EnergyCo and its subsidiaries. In June 2007, EnergyCo borrowed $181 million of long-term debt under this facility. From this borrowing, $87.5 million was distributed to each of PNMR and ECJV.
Effective August 1, 2007, EnergyCo completed the acquisition of the CoGen Lyondell Power Generation Facility (now known as Altura Cogen, LLC), a 614 MW natural gas-fired cogeneration plant, located near Houston, Texas. The purchase price of approximately $467.5 million was funded through cash contributions of $42.5 million from each of PNMR and ECJV and the remaining amount was financed through borrowings under EnergyCo’s credit facility.
On August 2, 2007, PNMR announced that EnergyCo has agreed with NRG Energy, Inc. to jointly develop a 550 MW combined-cycle natural gas unit at the existing NRG Cedar Bayou Generating Station near Houston. EnergyCo anticipates the construction of the project will be completed in the summer of 2009, at which time 275 MW of electricity will be available for sale by EnergyCo. EnergyCo expects to fund its portion of the Cedar Bayou construction with borrowings under its existing credit facility. Once the project is complete, EnergyCo expects to arrange permanent financing of an appropriate mix of debt and equity. PNMR does not anticipate making significant capital contributions to EnergyCo in connection with this project.
Other than as described above, PNMR has no commitments or guarantees with respect to EnergyCo.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Summarized financial information for EnergyCo is as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2007
	(In thousands)

Operating revenues	$14,366	$14,366
Operating expenses	10,990	12,314

Net earnings	$3,376	$2,052

50 percent of net earnings	$1,688	$1,026
Amortization of basis difference in EnergyCo	584	584

PNMR equity in net earnings of EnergyCo	$2,272	$1,610

As of June 30,
2007
(In thousands)

Current assets	$38,074
Deferred assets	52,537
Net utility plant	573,508

Total assets	664,119

Current liabilities	55,877
Long-term liabilities	210,440

Total liabilities	266,317

Owners’ equity	$397,802

50 percent of owners’ equity	$198,901
Less unamortized PNMR basis difference in EnergyCo	757

PNMR equity investment in EnergyCo	$198,144

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(12) Related Party Transactions
PNMR, PNM, TNMP, and EnergyCo are considered related parties as defined in SFAS 57. PNMR Services Company provides corporate services to PNMR, its subsidiaries, and EnergyCo. Additional information concerning the Company’s related party transactions is contained in Note 20 of the Notes to Consolidated Financial Statements in the 2006 Annual Reports on Form 10-K/A (Amendment No. 1).
See Note 11 for information concerning EnergyCo and Note 14 for information concerning the transfer of operations from TNMP to PNM. The table below summarizes the nature and amount of other related party transactions of PNMR, PNM and TNMP:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Electricity, transmission and related services billings:
PNM to TNMP	$—	$12,677	$126	$27,909
TNMP to PNMR	16,873	17,880	33,386	33,167

Shared services billings from PNMR to:
PNM	23,697	30,759	49,595	62,376
TNMP	4,587	8,948	10,117	18,288

Services billings from PNMR to EnergyCo	2,344	—	3,414	—

Income tax sharing payments from:
PNM to PNMR	$—	$—	$—	$—
TNMP to PNMR	—	—	—	—

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(13) New Accounting Pronouncements
Note 21 of Notes to Consolidated Financial Statements in the 2006 Annual Reports on Form 10-K/A (Amendment No. 1) contains information regarding recently issued accounting pronouncements that could have a material impact on the Company. No accounting pronouncements issued since that report are expected to have a material impact on the Company’s Consolidated Financial Statements. See Note 15 for discussion concerning the adoption of FIN 48 as of January 1, 2007.
(14) Discontinued Operations
In connection with the acquisition of TNP and its principal subsidiaries, TNMP and First Choice, the NMPRC stipulated that all TNMP’s New Mexico operations would transfer to the ownership of PNM. This transfer took place on January 1, 2007 when TNMP transferred its New Mexico operational assets and liabilities to PNMR through redemption of TNMP’s common stock. PNMR contemporaneously contributed the TNMP New Mexico operational assets and liabilities to PNM.
In accordance with SFAS 144 and EITF 03-13, the Company determined that the New Mexico operations component of TNMP is required to be reported as discontinued operations in the TNMP Condensed Consolidated Statements of Operations for the period January 1, 2006 through June 30, 2006. Due to the fact the net assets were distributed to TNMP’s parent, PNMR, the assets and liabilities were considered “held and used” up until the date of transfer and, according to SFAS 144, are not classified as “held for sale” within TNMP’s Consolidated Balance Sheet at December 31, 2006. No gain or loss or impairments were recognized on the disposition due to the fact the transfer was among entities under common control. Furthermore, the TNMP New Mexico operations are subject to traditional rate of return regulation. Subsequent to the transfer, the NMPRC regulates these operations in the same manner as prior to the transfer. Under SFAS 71, the assets and liabilities were recorded by PNM at TNMP’s carrying amounts, which represent their fair value within the regulatory environment.
Under SFAS 154, the asset transfer did not meet the definition of a “change in reporting entity” since PNM’s financial statement composition remained unchanged after the transfer. The assets and operations transferred from TNMP are in the same line of business as PNM and are immaterial to both PNM’s assets and net earnings.
The following table summarizes the results classified as discontinued operations in TNMP’s Condensed Consolidated Statements of Earnings:

	Three Months	Six Months
	Ended	Ended
	June 30, 2006
	(In thousands)

Operating revenues	$21,760	$48,897
Operating expenses and other income	20,149	45,812

Earnings from discontinued operations before income tax	1,611	3,085
Income tax expense	(16)	987

Earnings from discontinued operations	$1,627	$2,098

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the TNMP New Mexico assets and liabilities transferred to PNM:

January 1,
2007
(In thousands)
Current assets	$15,444
Other property and investments	12
Utility plant, net	96,610
Goodwill	102,601
Deferred charges	1,794

Total assets transferred to PNM	216,461

Current liabilities	17,313
Long-term debt	1,065
Deferred credits and other liabilities	31,060

Total liabilities transferred to PNM	49,438

Net assets transferred between entities	$167,023

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
As of January 1, 2007 under FIN 48, PNMR had $33.9 million of unrecognized tax benefits, all of which would affect the effective tax rate if recognized; PNM had $3.6 million of unrecognized tax expense, none of which would affect the effective tax rate if recognized; and TNMP had no unrecognized tax benefits. PNMR has received notice that its agreement with the IRS regarding substantially all of the unrecognized tax benefits has been returned from the Joint Committee on Taxation with no changes and the issue is considered settled. As a result, PNMR has recognized approximately $16.0 million of income tax benefit in June 2007. Including this benefit, PNMR’s effective tax rates were (277.5)% and 5.5% for the three and six months ended June 30, 2007. Without this non-recurring benefit, PNMR’s effective tax rates would have been 19.7% and 35.7% for the three and six months ended June 30, 2007.
During the three months ended June 30, 2007, PNMR established a liability of $13.9 million for additional unrecognized tax benefits, which was offset by deferred income taxes and had no effect on earnings. At June 30, 2007, PNMR had $16.0 million of unrecognized tax benefits, PNM had $3.5 million of unrecognized tax expense, and TNMP had no unrecognized tax benefits. While it cannot be assured, it is anticipated that approximately $.5 million of unrecognized tax expense of PNMR and $3.3 million of unrecognized tax expense of PNM will be reversed by June 30, 2008. The Company is unable to make reasonably reliable estimates of the period of cash settlement of the remaining unrecognized tax benefits and expenses.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Estimated interest income related to refunds expected to be received is included in Other Income and estimated interest expense and penalties are included in Interest Expense in the Condensed Consolidated Statements of Operations. Interest income under FIN 48 for the six months ended June 30, 2007 was $0.1 million for PNMR. Due to the settlement discussed above, during for the three months ended June 30, 2007, PNMR reversed interest expense of $4.8 million previously recorded. At June 30, 2007, PNMR had accumulated accrued interest receivable of $4.3 million and accumulated accrued interest payable of $2.1 million; PNM had accumulated interest receivable of $0.3 million and accumulated interest payable of $0.1 million; and TNMP had accumulated interest receivable of $4.0 million.
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
(16) Restatement
Subsequent to the issuance of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, the management of PNMR and PNM determined that the deferred gains related to certain sale-leaseback transactions had not been amortized over the correct period.
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
In connection with the above, PNMR and PNM have restated the Condensed Consolidated Statements of Earnings, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months and six months ended June 30, 2006 included herein and the Notes to the Condensed Consolidated Financial Statements for such periods, as appropriate. This restatement does not impact the Condensed Consolidated Financial Statements of TNMP.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a summary of the corrections described above:
PNMR

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
	(In thousands, except per share amounts)		(In thousands, except per share amounts)

Consolidated Statements of Earnings
Energy production costs	$43,714	$44,038	$81,301	$81,949
Net earnings*	16,307	15,983	42,632	41,984
Net earnings per share
Basic	0.24	0.23	0.62	0.61
Diluted	0.23	0.23	0.61	0.61

Consolidated Statements of Cash Flows
Deferred credits**			(9,816)	(9,168)

Consolidated Statements of Comprehensive Income (Loss)
Total comprehensive income	13,740	13,416	35,053	34,405

*	Net earnings also appears in the Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income (Loss)

**	Deferred credits was combined into other liabilities in the June 30, 2006 Form 10-Q, as originally filed
PNM

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
	(In thousands)		(In thousands)

Consolidated Statements of Earnings
Energy production costs	$42,080	$42,404	$79,667	$80,315
Net earnings*	3,320	2,996	33,748	33,100
Net earnings available for common stock**	3,188	2,864	33,484	32,836

Consolidated Statements of Cash Flows
Deferred credits***			(9,309)	(8,661)

Consolidated Statements of Comprehensive Income (Loss)
Total comprehensive income	1,098	774	29,049	28,401

*	Net earnings also appears in the Consolidated Statements of Cash Flows

**	Net earnings available for common stock also appears in the Consolidated Statements of Comprehensive Income (Loss)

***	Deferred credits was combined into other liabilities in the June 30, 2006 Form 10-Q, as originally filed

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations for PNMR is presented on a combined basis, including information applicable to PNM and TNMP. The MD&A for PNM and TNMP only includes a narrative analysis of results of operations as permitted by Form 10-Q General Instruction H (2). For discussion purposes, this report will use the term “Company” when discussing matters of common applicability to PNMR, PNM and TNMP. A reference to a “Note” in this Item 2 refers to the accompanying Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1, unless otherwise specified. MD&A gives effect to the restatement discussed in Note 16.
MD&A FOR PNMR
BUSINESS AND STRATEGY
Overview
The Company is positioned as a merchant utility, operating as a regulated energy service provider and a competitive wholesale and retail electricity service provider. The Company is engaged in the sale and marketing of electricity in the regulated electric and competitive wholesale energy marketplaces. In addition, through First Choice, PNMR is a retail electric provider in Texas under legislation that established retail competition. PNM also provides natural gas services on both a sales and transportation basis. PNM and TNMP are under the jurisdiction of the FERC. PNM is under the jurisdiction of the NMPRC while TNMP operates under the jurisdiction of the PUCT in Texas.
PNMR, primarily through EnergyCo, intends to enhance and diversify its presence in the southwest region through the acquisition or development of quality generation assets, including renewable or clean technology resources, to serve the Company’s retail and wholesale load while maintaining diversity of fuel mix. PNMR also plans to increase long-term sales contracts in tandem with increases in its generation capacity. PNMR will continue a disciplined approach to any acquisition, to match acquisitions to demand and to hedge capacity with long-term contracts.
EnergyCo Joint Venture
The EnergyCo joint venture with ECJV is an unregulated energy company that will serve expanding U.S. markets throughout the Southwest, Texas and the West. ECJV is a wholly owned subsidiary of Cascade, which is a large PNMR shareholder.
PNMR’s strategy for unregulated operations is focused on some of the nation’s growing power markets. PNMR intends to capitalize on the growth opportunities in these markets through its participation and ownership in EnergyCo. EnergyCo’s anticipated business lines will consist of:
•	Competitive retail energy sales;

•	Development, operation and ownership of diverse generation assets; and

•	Wholesale marketing and trading to optimize its assets.
On June 1, 2007, PNMR contributed its ownership of Altura to EnergyCo at fair value of $549.6 million, as adjusted to reflect changes in working capital. ECJV made a cash contribution to EnergyCo equal to 50% of the fair value amount and EnergyCo distributed that cash to PNMR. EnergyCo has entered into a bank financing arrangement under which it borrowed $181 million on a long-term basis from which it distributed $87.5 million to each of PNMR and ECJV. PNMR utilized amounts distributed from EnergyCo to reduce debt. Subsequent to June 30, 2007, EnergyCo completed the acquisition of one electric generating plant and announced plans to co-develop another generating unit.
TNMP Asset Transfer to PNM
In connection with the acquisition of TNP, the NMPRC approved a stipulation that called for the integration of TNMP’s New Mexico assets into PNM. The asset transfer occurred as of January 1, 2007 at which time the transferred New Mexico assets and operations became reportable under the PNM Electric segment rather than TNMP Electric.

RESULTS OF OPERATIONS
Executive Summary
A summary of PNMR’s net earnings is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)

Net earnings	$20,240	$15,983	$49,906	$41,984
Average common and common equivalent shares	78,793	69,433	78,446	69,349
Net earnings per diluted share	$0.26	$0.23	$0.64	$0.61
The major causes of changes in net earnings were the recognition of income tax benefit for a settlement with the IRS regarding previously unrecognized tax benefits; increased plant performance at SJGS and PVNGS, offset by decreased performance at Four Corners; increases due to regulated load growth and weather impacts; changes in First Choice earnings, excluding mark-to-market impacts; changes in Wholesale marketing activity; mark-to-market losses; higher coal costs; non-recurring costs related to Twin Oaks and EnergyCo for the costs of forming EnergyCo, the loss due to the impairment of intangible assets, and the loss on the contribution of Altura to EnergyCo; and higher financing costs. The after-tax impacts of these items on net earnings in 2007 compared to 2006 are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
	(In millions)
After-tax impacts
IRS settlement	$16.0	$16.0
Plant performance	7.2	10.9
Regulated load growth and weather	1.0	7.3
First Choice (excluding mark-to-market)	(5.7)	2.4
Wholesale marketing activity	0.2	(6.3)
Mark-to-market	(8.6)	(9.3)
Coal costs	(2.6)	(4.8)
Twin Oaks and EnergyCo	(6.0)	(6.8)
Financing	(0.8)	(3.5)
Other	3.6	2.0

Net change in net earnings	$4.3	$7.9

The increase in the number of common and common equivalent shares is primarily due to new issuances of PNMR common stock in 2006 and an increase in the dilutive effect of the equity-linked units.
Segment Information
The following discussion is based on the segment methodology that PNMR’s management uses for making operating decisions and assessing performance of its various business activities. Unusual and non-recurring items are included in the Corporate and Other segment. References to 2006 amounts in the following discussion are to 2006 information as previously reported and have not been adjusted to reflect the transfer of TNMP’s New Mexico operations that are discussed above. See Note 3 for more information on PNMR’s operating segments. Income taxes, interest charges, and non-operating items are discussed for PNMR in total.
The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Refer also to “Disclosure Regarding Forward Looking Statements” in this Item 2 and to Part II, Item 1A. “Risk Factors.”
Adjustments related to EITF 03-11 are included in Corporate and Other. EITF 03-11 requires a net presentation of all realized gains and losses on non-normal derivative transactions that do not physically deliver and that are offset by similar transactions during settlement. Management evaluates Wholesale operations on a gross presentation basis due to its primarily net asset-backed marketing strategy and the importance it places on the ability to repurchase and remarket previously sold capacity.

Regulated Operations
PNM Electric
The table below summarizes operating results for PNM Electric:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Change	%	2007	2006	Change	%
		(In millions)				(In millions)
Total operating revenues	$171.1	$146.3	$24.8	17.0	$341.3	$285.1	$56.2	19.7
Cost of energy	65.9	43.3	22.6	52.1	132.4	88.8	43.6	49.1
Intersegment energy transfer	3.6	8.5	(4.9)	(57.4)	(2.0)	3.3	(5.3)	(160.7)

Gross margin	101.6	94.5	7.1	7.5	210.9	193.0	17.9	9.3
Operating expenses	73.5	66.9	6.6	10.0	146.2	134.4	11.8	8.8
Depreciation and amortization	16.4	14.3	2.1	14.5	32.8	29.3	3.5	11.9

Operating income	$11.7	$13.3	$(1.6)	(12.3)	$31.9	$29.3	$2.6	8.8

The table below summarizes the significant changes to operating revenues, gross margin and operating income:

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Total	Gross	Operating	Total	Gross	Operating
	Revenues	Margin	Income	Revenues	Margin	Income
	(In millions)			(In millions)
Transfer of assets from TNMP	$21.8	$6.3	$1.6	$48.9	$12.7	$3.0
Weather	(3.1)	(1.6)	(1.6)	(0.2)	(0.1)	(0.1)
Customer/load growth	6.1	1.9	1.9	6.9	3.0	3.0
Plant performance	—	4.9	4.4	—	8.1	6.7
Coal costs	—	(3.6)	(3.6)	—	(6.8)	(6.8)
General operational increases	—	—	(1.7)	—	—	(2.5)
Other	—	(0.8)	(2.6)	0.6	1.0	(0.7)

Total increase (decrease)	$24.8	$7.1	$(1.6)	$56.2	$17.9	$2.6

The following table shows PNM Electric operating revenues by customer class, including intersegment revenues and average number of customers:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Change	%	2007	2006	Change	%
	(In millions, except customers)				(In millions, except customers)
Residential	$58.4	$52.0	$6.4	12.3	$126.2	$107.4	$18.8	17.6
Commercial	73.1	65.6	7.5	11.5	137.8	122.7	15.1	12.4
Industrial	25.8	15.6	10.2	65.4	49.2	30.3	18.9	62.3
Transmission	8.0	7.2	0.8	11.6	16.9	14.2	2.7	18.6
Other	5.8	5.9	(0.1)	(3.2)	11.2	10.5	0.7	4.9

	$171.1	$146.3	$24.8	17.0	$341.3	$285.1	$56.2	19.7

Average customers (thousands)	488.1	428.6	59.5	13.9	487.6	427.3	60.3	14.1

The following table shows PNM Electric GWh sales by customer class:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Change	%	2007	2006	Change	%
	(Gigawatt hours)				(Gigawatt hours)
Residential	704.9	647.4	57.5	8.9	1,525.6	1,335.9	189.7	14.2
Commercial	992.6	929.2	63.4	6.8	1,869.5	1,732.9	136.6	7.9
Industrial	494.2	332.6	161.6	48.6	964.5	646.6	317.9	49.2
Other	63.4	71.6	(8.2)	(11.4)	119.8	126.4	(6.6)	(5.3)

	2,255.1	1,980.8	274.3	13.9	4,479.4	3,841.8	637.6	16.6

Effective January 1, 2007, TNMP’s New Mexico operations were transferred to PNM, which increased PNM Electric’s sales volumes, average customers, and income statement line items. Information concerning the TNMP New Mexico operations included in the TNMP Electric segment in 2006 is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
	(Dollars in millions)
Total revenues	$21.8	$48.9
Cost of energy	15.5	36.2

Gross margin	6.3	12.7
Operating Expenses	3.2	6.6
Depreciation and amortization	1.5	3.1

Operating income	$1.6	$3.0

Sales volumes (GWhs)	308.4	590.7
Average customers (thousands)	49.6	49.6

The following discussion of results will exclude variances due to the transfer of New Mexico operations from TNMP on January 1, 2007, that are shown above.
During the second quarter of 2007, cooler temperatures resulted in decreased sales volume, as cooling degree-days decreased 31.4% from the second quarter of 2006. Year-to-date 2007, the impact of weather is minimal, as reduced usage in the second quarter was offset by increased usage during the heating season in the early part of the year. During both the second quarter of 2007 and year-to-date 2007, an increase in average customer counts and load growth resulted in increases in sales volumes and operating revenues.
Higher coal costs at SJGS and Four Corners have decreased gross margin and operating income for the second quarter and year-to-date 2007.
During the second quarter of 2007, improved performance over the prior year at PVNGS resulted in a $6.7 million increase to gross margin. However, O&M costs related to outages at jurisdictional units (Units 1 and 2) increased by $1.6 million during the second quarter of 2007. Improved performance at SJGS over the prior year increased gross margin by $1.6 million for the second quarter and also decreased O&M costs by $1.9 million. Decreased performance at Four Corners compared to the second quarter of 2006 resulted in a $3.4 million decrease to gross margin and a $0.8 million increase to O&M costs.
Year-to-date 2007 compared to 2006, PVNGS performance resulted in a $12.4 million increase to gross margin and a $1.3 million increase in O&M costs. SJGS performance resulted in a $0.4 million increase to gross margin and a $0.9 million decrease to O&M costs. Decreased Four Corners performance resulted in a $4.7 million decrease to gross margin and a $1.0 million increase to O&M costs.
For the second quarter and year-to-date 2007, increases in general operational expenses include costs for materials and supplies, as well as shared services, employee labor, pension and benefit costs.

TNMP Electric
The table below summarizes the operating results for TNMP Electric:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Change	%	2007	2006	Change	%
		(In millions)				(In millions)
Total operating revenues	$43.5	$61.5	$(18.0)	(29.2)	$84.5	$124.1	$(39.6)	(32.0)
Cost of energy	7.2	22.7	(15.5)	(68.1)	14.4	49.8	(35.4)	(71.1)

Gross margin	36.3	38.8	(2.5)	(6.4)	70.1	74.3	(4.2)	(5.7)
Operating expenses	17.7	21.0	(3.3)	(15.5)	36.4	42.4	(6.0)	(14.4)
Depreciation and amortization	7.0	7.8	(0.8)	(10.1)	14.0	15.6	(1.6)	(9.8)

Operating income	$11.6	$10.0	$1.6	15.4	$19.7	$16.3	$3.4	20.9

The table below summarizes the significant changes to operating revenues, gross margin and operating income:

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Total	Gross	Operating	Total	Gross	Operating
	Revenues	Margin	Income	Revenues	Margin	Income
	(In millions)			(In millions)
Transfer of assets to PNM	$(21.8)	$(6.3)	$(1.6)	$(48.9)	$(12.7)	$(3.0)
Weather	(1.8)	(1.8)	(1.8)	(0.4)	(0.4)	(0.4)
Customer/load growth	0.6	0.6	0.6	1.5	1.5	1.5
PUCT order	4.1	4.1	3.1	7.9	7.9	6.0
Transmission prices	0.3	0.3	0.3	0.7	—	—
Other	0.6	0.6	1.0	(0.4)	(0.5)	(0.7)

Total increase (decrease)	$(18.0)	$(2.5)	$1.6	$(39.6)	$(4.2)	$3.4

The following table shows TNMP Electric operating revenues by customer class, including intersegment revenues, and average number of customers:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006(1)	Change	%	2007	2006(1)	Change	%
	(In millions, except customers)				(In millions, except customers)
Residential	$15.6	$20.7	$(5.1)	(24.3)	$30.4	$39.9	$(9.5)	(23.9)
Commercial	17.7	21.9	(4.2)	(18.9)	33.7	42.5	(8.8)	(20.7)
Industrial	1.8	9.3	(7.5)	(80.9)	3.5	22.7	(19.2)	(84.4)
Other	8.4	9.6	(1.2)	(12.5)	16.9	19.0	(2.1)	(11.7)

	$43.5	$61.5	$(18.0)	(29.2)	$84.5	$124.1	$(39.6)	(32.0)

Average customers (thousands)(2)	225.3	272.2	(46.9)	(17.2)	225.3	271.7	(46.4)	(17.1)

(1)	The customer class revenues and the average customer count have been reclassified to be consistent with the current year presentation.

(2)
Under TECA, customers of TNMP Electric in Texas have the ability to choose First Choice or any other REP to provide energy. The average customers reported above include 130,762 and 146,549 customers of TNMP Electric for the three months ended June 30, 2007 and 2006 and 133,235 and 147,782 customers for the six months ended June 30, 2007 and 2006 who have chosen First Choice as their REP. These customers are also included in the First Choice segment.

The following table shows TNMP Electric GWh sales by customer class:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006(2)	Change	%	2007	2006(2)	Change	%
	(Gigawatt hours (1))				(Gigawatt hours (1))
Residential	579.9	710.4	(130.5)	(18.4)	1,118.3	1,238.3	(120.0)	(9.7)
Commercial	563.7	774.4	(210.7)	(27.2)	1,022.9	1,255.0	(232.1)	(18.5)
Industrial	473.9	462.0	11.9	2.6	881.2	1,018.1	(136.9)	(13.4)
Other	23.9	31.8	(7.9)	(24.4)	48.1	60.7	(12.6)	(20.7)

	1,641.4	1,978.6	(337.2)	(17.0)	3,070.5	3,572.1	(501.6)	(14.0)

(1)
The GWh sales reported above include 487.3 and 635.1 GWhs for the three months ended June 30, 2007 and 2006 and 960.3 and 1,110.0 GWhs for the six months ended June 30, 2007 and 2006 used by customers of TNMP Electric respectively, who have chosen First Choice as their REP. These GWhs are also included below in the First Choice segment.

(2)	The customer class sales have been reclassified to be consistent with current year presentation.
Effective January 1, 2007, TNMP’s New Mexico operations were transferred to PNM. As a result, TNMP Electric’s sales volumes, average customers, and income statement line items for Electric above have decreased as set forth under PNM Electric above. The following discussion of results will exclude variances due to the transfer of New Mexico operations to PNM on January 1, 2007.
During the second quarter of 2007, cooler temperatures resulted in decreased sales volume, as cooling degree-days decreased 20.4% from the second quarter of 2006. The reduced usage in the second quarter resulting from the cooler weather was mostly offset by increased usage during the heating season in the early part of the year. During both the second quarter of 2007 and year-to-date 2007, an increase in average customer counts has resulted in increases in sales volumes and operating revenues.
The PUCT issued a signed order on November 2, 2006 related to the stranded costs incurred by TNMP as part of the deregulation of the Texas energy market and the associated carrying charges. The details of this order are discussed in the TNMP 2006 Annual Report on Form 10-K/A (Amendment No. 1). This PUCT order resulted in a net increase to revenue of $4.1 million in the second quarter of 2007 that was partially offset by an increase in amortization expense of $0.9 million. Year-to-date, a $7.9 million net increase in revenues related to the same PUCT order was partially offset by an increase in amortization expense of $1.9 million.
Increased transmission prices caused an increase in revenues in both the second quarter of 2007 and year-to-date 2007. In the second quarter, this increase to revenues also had a favorable impact on operating income. Year-to-date, the increase in revenues was completely offset by an increase in transmission costs paid to other utilities.

PNM Gas
The table below summarizes the operating results for PNM Gas:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Change	%	2007	2006	Change	%
		(In millions)				(In millions)
Total operating revenues	$75.2	$69.0	$6.2	9.0	$291.7	$276.5	$15.2	5.5
Cost of energy	45.1	42.2	2.9	6.9	206.8	199.9	6.9	3.5

Gross margin	30.1	26.8	3.3	12.3	84.9	76.6	8.3	10.8
Operating expenses	25.9	25.9	—	0.2	51.6	51.0	0.6	1.1
Depreciation and amortization	6.1	6.0	0.1	1.2	12.2	11.9	0.3	2.8

Operating income	$(1.9)	$(5.1)	$3.2	62.7	$21.1	$13.7	$7.4	53.8

The table below summarizes the significant changes to operating revenues, gross margin and operating income:

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Total	Gross	Operating	Total	Gross	Operating
	Revenues	Margin	Income	Revenues	Margin	Income
	(In millions)			(In millions)
Gas prices	$3.5	$—	$—	$(16.9)	$—	$—
Weather	8.5	1.9	1.9	32.2	6.0	6.0
Customer growth/usage	(2.2)	(0.2)	(0.2)	6.2	1.3	1.3
Mark-to-market gains	0.7	0.7	0.7	0.5	0.5	0.5
Off-system activities	(4.7)	0.3	0.3	(7.0)	0.1	0.1
Other	0.4	0.6	0.5	0.2	0.4	(0.5)

Total increase (decrease)	$6.2	$3.3	$3.2	$15.2	$8.3	$7.4

The following table shows PNM Gas operating revenues by customer class, including intersegment revenues, and average number of customers:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Change	%	2007	2006	Change	%
	(In millions, except customers)				(In millions, except customers)
Residential	$48.4	$38.5	$9.9	25.7	$200.7	$180.2	$20.5	11.4
Commercial	15.5	13.4	2.1	15.7	60.6	57.4	3.2	5.7
Industrial	0.4	1.5	(1.1)	(70.7)	1.0	2.3	(1.3)	(54.4)
Transportation(1)	3.4	2.8	0.6	19.2	8.4	7.5	0.9	12.0
Other	7.5	12.8	(5.3)	(41.1)	21.0	29.1	(8.1)	(28.4)

	$75.2	$69.0	$6.2	9.0	$291.7	$276.5	$15.2	5.5

Average customers (thousands)	490.5	480.5	10.0	2.1	491.2	480.6	10.6	2.2

(1)	Customer-owned gas.
The following table shows PNM Gas throughput by customer class:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Change	%	2007	2006	Change	%
	(Thousands of Decatherms)				(Thousands of Decatherms)
Residential	3,827	3,058	769	25.1	17,771	15,020	2,751	18.3
Commercial	1,515	1,391	124	8.9	6,149	5,557	592	10.7
Industrial	50	195	(145)	(74.4)	113	267	(154)	(57.7)
Transportation(1)	10,149	9,371	778	8.3	20,949	20,402	547	2.7
Other	500	1,501	(1,001)	(66.7)	1,826	3,067	(1,241)	(40.5)

	16,041	15,516	525	3.4	46,808	44,313	2,495	5.6

(1)	Customer-owned gas.

PNM Gas purchases natural gas in the open market and resells it at no profit to its sales-service customers. As a result, increases or decreases in gas revenues driven by gas costs do not impact the gross margin or operating income of PNM Gas. Increases or decreases to gross margin caused by changes in sales-service volumes represent margin earned on the delivery of gas to customers based on regulated rates. Changes in gas prices resulted in a $3.5 million increase in total revenues during the second quarter and a $16.9 million decrease year-to-date 2007. On May 30, 2006, PNM filed for an increase in base gas service rates of $22.6 million. On June 29, 2007 the NMPRC approved an increase in annual revenues of approximately $9 million for PNM, which included a 9.53% return on equity. PNM filed a Notice of Appeal with the New Mexico Supreme Court on July 27, 2007 and has until August 27, 2007 to file which components will be appealed.
Cooler weather throughout the year resulted in increased revenues and operating income for both the second quarter of 2007 and year-to-date 2007. The year-to-date impact was much larger as cooler weather in the heating season resulted in higher sales volumes in the first quarter of 2007. Year-to-date heating degree-days increased 19.2%.
During the second quarter of 2007, an overall increase in the number of average customers was more than offset by a shift to more lower usage customers. The year-to-date impact of the shift in customers was more than offset by the overall increase in customers and reduced customer conservation.
Both the second quarter of 2007 and year-to-date 2007 saw increased revenue and operating income as a result of mark-to-market gains, which did not occur in 2006.
Reduced off-system activity decreased revenues, but has slightly positive impact to margin and operating income, as the decreases in revenues were more than offset by the decreases in costs for the transactions.

Unregulated Operations
Wholesale
The table below summarizes the operating results for Wholesale:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Change	%	2007	2006	Change	%
	(In millions)				(In millions)
Total operating revenues	$194.1	$154.5	$39.6	25.6	$328.6	$334.0	$(5.4)	(1.6)
Cost of energy	165.6	119.9	45.7	38.2	242.0	262.7	(20.7)	(7.9)
Intersegment energy transfer	(3.5)	(8.5)	5.0	57.4	2.0	(3.3)	5.3	160.7

Gross margin	32.0	43.1	(11.1)	(25.7)	84.6	74.6	10.0	13.4
Operating expenses	19.2	18.3	0.9	4.6	45.0	30.2	14.8	48.9
Depreciation and amortization	6.2	7.2	(1.0)	(13.5)	13.9	10.3	3.6	35.2

Operating income	$6.6	$17.6	$(11.0)	(62.3)	$25.7	$34.1	$(8.4)	(24.6)

The table below summarizes the significant changes to operating revenues, gross margin and operating income:

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Total	Gross	Operating	Total	Gross	Operating
	Revenues	Margin	Income	Revenues	Margin	Income
	(In millions)			(In millions)
Twin Oaks	$(4.2)	$(2.9)	$(3.6)	$32.6	$21.7	$4.1
Mark-to-market gains (losses)	9.7	(13.3)	(13.3)	(17.5)	(9.7)	(9.7)
Marketing activity	30.5	0.3	0.3	(25.7)	(10.4)	(10.4)
Plant performance	3.6	5.8	7.5	5.1	9.3	11.3
Coal costs	—	(0.6)	(0.6)	—	(1.1)	(1.1)
General operational increases	—	—	0.1	—	—	(1.1)
Other	—	(0.4)	(1.4)	0.1	0.2	(1.5)

Total increase (decrease)	$39.6	$(11.1)	$(11.0)	$(5.4)	$10.0	$(8.4)

The following table shows Wholesale operating revenues by type of sale, including intersegment revenues, and average number of customers:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Change	%	2007	2006	Change	%
	(In millions)				(In millions)
Long-term sales	$77.5	$73.9	$3.6	4.8	$153.0	$105.2	$47.8	45.5
Short-term sales	116.6	80.6	36.0	44.7	175.6	228.8	(53.2)	(23.2)

	$194.1	$154.5	$39.6	25.6	$328.6	$334.0	$(5.4)	(1.6)

The following table shows Wholesale GWh sales by type:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Change	%	2007	2006	Change	%
	(Gigawatt hours)				(Gigawatt hours)
Long-term sales	1,184.4	1,102.4	82.0	7.4	2,346.6	1,680.9	665.7	39.6
Short-term sales	1,700.4	1,569.1	131.3	8.4	3,140.8	3,789.9	(649.1)	(17.1)

	2,884.8	2,671.5	213.3	8.0	5,487.4	5,470.8	16.6	0.3

The Twin Oaks power plant was included in the Wholesale segment from the time it was purchased on April 18, 2006 through May 31, 2007 when it was contributed to EnergyCo. The Wholesale segment income statement includes Twin Oaks during this period as shown in the following table:

	For the Period				For the Period
	April 1-	April 18 -			January 1-	April 18 -
	May 31,	June 30,			May 31,	June 30,
	2007	2006	Change	%	2007	2006	Change	%
	(Dollars in millions)				(Dollars in millions)
Total operating revenues	$28.6	$32.8	$(4.2)	(12.7)	$65.4	$32.8	$32.6	99.6
Cost of energy	9.9	11.2	(1.3)	(10.9)	22.1	11.2	10.9	98.6

Gross margin	18.7	21.6	(2.9)	(13.6)	43.3	21.6	21.7	100.2
Operating expenses	5.0	3.4	1.6	46.8	17.3	3.4	13.9	401.9
Depreciation and amortization	3.1	4.0	(0.9)	(22.4)	7.7	4.0	3.7	93.9

Operating income	$10.6	$14.2	$(3.6)	(25.8)	$18.3	$14.2	$4.1	28.8

Sales Volumes (GWhs)	427.9	492.4	(64.5)	(13.1)	915.9	492.4	423.5	86.0

The following discussion of results will exclude variances due to the timing of PNMR’s ownership of the Twin Oaks power plant that are shown above.
Changes in mark-to-market positions had a positive impact on revenue for the second quarter of 2007, driven by an increase in short-term revenues of $18.6 million; however, this increase was more than offset by increased costs, which resulted in decreases to both gross margin and operating income. Mark-to-market changes also decreased year-to-date gross margin and operating income, as lower revenues were partially offset by lower costs.
Wholesale marketing activity, which includes long-term contract growth, sales of SO2 credits, as well as other activities, increased revenue for the second quarter of 2007, but the increase in revenue was almost completely offset by an increase in costs associated with these activities, resulting in a slight increase to gross margin and operating income. Operating income year-to-date was decreased by marketing activity primarily due to the absence of market opportunities that allowed for the forward sale of first quarter 2006 excess resources.
During the second quarter of 2007, improved performance over the prior year at PVNGS resulted in a $7.3 million increase to gross margin and a $1.5 million decrease to O&M costs. Improved performance at SJGS over the prior year increased gross margin by $1.7 million for the second quarter, but increased O&M costs by $0.1 million. Decreased performance at Four Corners compared to the second quarter of 2006 resulted in a $3.2 million decrease to gross margin and a $0.3 million decrease to O&M costs.
Year-to-date 2007 compared to 2006, PVNGS performance resulted in an $11.9 million increase to gross margin and a $2.0 million decrease in O&M costs. SJGS performance resulted in a $1.2 million increase to gross margin and a $0.1 million decrease to O&M costs. Decreased Four Corners performance resulted in a $3.7 million decrease to gross margin and a $0.2 million increase to O&M costs.
Increased coal costs at SJGS and Four Corners have decreased gross margin and operating income for both the second quarter and year-to-date 2007.
For the second quarter and year-to-date 2007, increases in general operational expenses include costs for materials and supplies as well as shared service, employee labor, pension and benefit costs.

First Choice
The table below summarizes the operating results for First Choice:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Change	%	2007	2006	Change	%
	(In millions)				(In millions)
Total operating revenues	$150.0	$154.9	$(4.9)	(3.1)	$285.6	$260.0	$25.6	9.8
Cost of energy	125.8	118.1	7.7	6.6	236.7	208.4	28.3	13.6

Gross margin	24.2	36.8	(12.6)	(34.4)	48.9	51.6	(2.7)	(5.2)
Operating expenses	13.0	15.3	(2.3)	(15.7)	28.1	28.6	(0.5)	(1.5)
Depreciation and amortization	0.5	0.5	—	(7.8)	0.9	1.0	(0.1)	(6.6)

Operating income	$10.7	$21.0	$(10.3)	(48.8)	$19.9	$22.0	$(2.1)	(9.8)

The following table summarizes the significant changes to operating revenues, gross margin and operating income:

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Total	Gross	Operating	Total	Gross	Operating
	Revenues	Margin	Income	Revenues	Margin	Income
	(In millions)			(In millions)
Weather	$(10.2)	$(3.0)	$(3.0)	$(4.2)	$(1.0)	$(1.0)
Customer mix/price	6.7	(8.8)	(7.7)	34.3	2.8	4.8
Mark-to-market positions	(2.1)	(1.6)	(1.6)	(5.8)	(5.8)	(5.8)
Bad debt expense	—	—	(1.7)	—	—	(1.9)
Incentive-based compensation	—	—	1.9	—	—	0.7
Other operating expenses	—	—	1.4	—	—	(0.2)
Other	0.7	0.8	0.4	1.3	1.3	1.3

Total increase (decrease)	$(4.9)	$(12.6)	$(10.3)	$25.6	$(2.7)	$(2.1)

The following table shows First Choice operating revenues by customer class, including intersegment revenues, and average number of customers:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006(1)	Change	%	2007	2006(1)	Change	%
	(In millions, except customers)				(In millions, except customers)
Residential	$88.4	$89.2	$(0.8)	(0.8)	$174.0	$148.8	$25.2	16.9
Mass-market	18.0	23.7	(5.7)	(24.3)	34.1	42.5	(8.4)	(19.8)
Mid-market	37.8	33.9	3.9	11.7	68.4	53.3	15.1	28.2
Mark-to-market (4)	1.7	3.8	(2.1)	(55.1)	(0.3)	5.5	(5.8)	(104.7)
Other	4.1	4.3	(0.2)	(5.8)	9.4	9.9	(0.5)	(4.1)

	$150.0	$154.9	$(4.9)	(3.1)	$285.6	$260.0	$25.6	9.8

Actual customers (thousands) (2,3)	249.5	230.1	19.4	8.4	249.5	230.1	19.4	8.4

(1)	The customer class revenues and the customer counts have been reclassified to be consistent with the current year presentation.

(2)	See note above in the TNMP Electric segment discussion about the impact of TECA.

(3)
Due to the competitive nature of First Choice’s business, actual customer count at June 30 is presented in the table above as a more representative business indicator than the average customers that are shown in the table for TNMP customers.

(4)	Includes financial gas trading.

The following table shows First Choice GWh electric sales by customer class:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006(2)	Change	%	2007	2006(2)	Change	%
	(Gigawatt hours (1))				(Gigawatt hours (1))
Residential	638.0	636.7	1.3	0.2	1,252.9	1,064.2	188.7	17.7
Mass-market	110.8	160.6	(49.8)	(31.0)	210.7	281.6	(70.9)	(25.2)
Mid-market	329.7	308.4	21.3	6.9	589.6	486.1	103.5	21.3
Other	8.0	13.6	(5.6)	(41.6)	17.2	26.6	(9.4)	(35.3)

	1,086.5	1,119.3	(32.8)	(2.9)	2,070.4	1,858.5	211.9	11.4

(1)	See note above in the TNMP Electric segment discussion about the impact of TECA.

(2)	The customer class sales have been reclassified to be consistent with current year presentation.
Cooler weather throughout 2007 resulted in lower sales volumes and reduced operating income for both the second quarter and year-to-date 2007. The cooler weather had a large impact on the second quarter as cooling degree-days are down 20.4% compared to the second quarter of 2006.
For the second quarter of 2007, an overall increase in customers and increased sales prices increased revenues, but were more than offset by an increase in purchase prices and a shift in the mix of overall customers to include more lower margin customers, resulting in a decrease to gross margin and operating income. Year-to-date 2007, the increase in sales prices was greater than the increase in purchase prices, resulting in an increase to margin and operating income. However, the increase in total customers was more than offset by the shift in the mix of customers to lower margin customers.
A mark-to-market gain of $1.7 million during the second quarter of 2007, and a loss of $0.3 million year-to-date, compared to gains of $3.3 million and $5.5 million for the second quarter and year-to-date 2006 resulted in reduced income compared to last year.
Bad debt expense has increased in 2007, primarily in the second quarter, compared to 2006, resulting in a decrease to operating income. A reduction in incentive-based compensation as a result of lower than projected earnings in 2007 has decreased operating expenses for both the second quarter and year-to-date 2007. Other operating expenses were reduced for the second quarter and year-to-date 2007 by the outsourcing of customer service operations. Year-to-date 2007, these savings were offset by an increase in marketing expenses to support growth in the business.

EnergyCo
Upon the contribution of Altura to EnergyCo, EnergyCo became a separate segment for PNMR effective June 1, 2007. Subsequent to June 30, 2007, EnergyCo completed the acquisition of one electric generating plant and announced plans to co-develop an additional generating unit. See Notes 2 and 11. PNMR accounts for its investment in EnergyCo using the equity method of accounting. A summary of EnergyCo’s results of operations for the month of June 2007 is as follows:

For the
Period of June 1
- June 30, 2007
(In thousands)

Operating revenue	$14,366
Cost of energy	4,561

Gross margin	9,805
Operating expenses	2,767
Depreciation and amortization	1,528

Operating income	5,510
Other income	24
Net interest charges	(818)

Net earnings	$4,716

50 percent of net earnings	$2,358
Amortization of basis difference in EnergyCo	584

PNMR equity in net earnings of EnergyCo	$2,942

Corporate and Other
Operating revenues decreased along with an offsetting decrease in cost of energy for both the second quarter and year-to-date was a result of eliminations made at the corporate level for transactions between PNM Electric and TNMP’s New Mexico operations that are no longer necessary as these assets were transferred to PNM Electric on January 1, 2007.
Operating expenses increased $5.9 million for the second quarter of 2007 and $8.2 million year-to-date 2007. These increases were primarily driven by costs associated with the formation of the EnergyCo joint venture, an impairment loss on intangible assets, and the loss on the contribution of Altura to EnergyCo of $10.0 million for the second quarter and $11.2 million year-to-date 2007. Costs were also decreased by depreciation costs that were allocated through the corporate allocation driven by the construction of a new data center and additional shared service software and an increase in legal reserves for year-to-date 2007. These costs were partially offset by costs in 2006 related to TNP and Twin Oaks acquisition integration costs of $1.8 million for the second quarter and $2.8 million year-to-date, costs that were allocated to EnergyCo in 2007, which did not exist in 2006, and the absence of severance and other costs in 2006 related to the TNP acquisition of $0.8 million for the second quarter and $1.0 million year-to-date.
Depreciation expense increased primarily due to an increase in asset base as a result of new software implementation and completion of a data center for shared services. These expenses were allocated to the business segments through the corporate allocation.

PNMR Consolidated
Interest income decreased in 2007 primarily due to lower interest income of $1.0 million for the second quarter and $1.3 million year-to-date resulting from lower PGAC balances, as well as lower interest income of $0.5 million for the second quarter and $1.1 million year-to-date earned on the PVNGS lessor notes due to lower principal balances, which were partially offset by increased interest income of $0.3 million for the second quarter and $0.5 million year-to-date from higher cash balances at First Choice.
Other income and deductions decreased in 2007 primarily due to the decrease of $2.0 million for the second quarter and $4.0 million year-to-date in carrying charges on regulatory assets as a result of the absence of interest income earned on TNMP stranded costs in 2006 based on the collection of costs ordered by the PUCT, as discussed in the TNMP Electric segment. Other income and deductions also decreased as a result of the amortization of $2.5 million for the second quarter and year-to-date for a wind energy investment in other deductions. These decreases were partially offset by increased realized gains on investments held by the NDT.
PNMR’s consolidated interest charges decreased primarily due to interest effects of the settlement with the IRS regarding previously unrecognized tax benefits (See Note 15), which reduced interest expense by $5.5 million for the second quarter and year-to-date, and increased capitalized interest on construction of Afton and AFUDC on the SJGS environmental project of $1.4 million for the second quarter and $1.9 million year-to-date. These decreases were partially offset by increased interest of $2.5 million for the second quarter and $6.1 million year-to-date on short-term borrowings, increased interest expense of $1.0 million year-to-date related to the refinancing of PCRBs, and interest expense on a wind energy investment that began in late 2006. The bridge loan associated with the Altura purchase of Twin Oaks decreased interest expense for the quarter but increased expense for the year, as that loan was outstanding for only one-half of a month during the second quarter of 2007 compared to two and one-half months of the same period of 2006, but for three and one-half months of 2007 year-to-date, compared to two and one-half months for the same period of 2006.
PNMR’s consolidated income tax expense decreased primarily as a result of the settlement with the IRS regarding previously unrecognized tax benefits (See Note 15), which had a $16.0 million non-recurring impact on income taxes for both the second quarter and year-to-date of 2007. In addition, 2007 income taxes were reduced by a decrease in pre-tax earnings, which were partially offset by a change in taxation by the State of Texas that resulted in Texas margin taxes being included in income tax expense in 2007 versus Texas franchise tax being included in taxes other than income in 2006. PNMR’s effective tax rates for the three months and six months ended June 30, 2007 were (277.5%) and 5.5%, respectively, compared to 38.3% and 37.5% for the three months and six months ended June 30, 2006. Excluding the non-recurring impact to income taxes related to the IRS settlement, the effective tax rates for the three months and six months ended June 30, 2007 would have been 19.7% and 35.7%. PNMR’s effective tax rates for the three months and six months ended June 30, 2007 were also impacted by a reduction in the effective rate applicable to non-operating income primarily due to the impacts of tax credits from a wind energy investment.

LIQUIDITY AND CAPITAL RESOURCES
Statements of Cash Flows
The changes in PNMR’s cash flows for the six months ended June 30, 2007 compared to 2006 are summarized as follows:

	Six Months Ended June 30,
	2007	2006	Variance
	(In millions)

Net cash flows from operating activities	$87.2	$111.5	$(24.3)
Net cash flows from investing activities	172.4	(596.2)	768.6
Net cash flows from financing activities	(325.0)	490.4	(815.4)

Net change in cash and cash equivalents	$(65.4)	$5.7	$(71.1)

The change in PNMR’s cash flows from operating activities is a result of PNM’s higher load growth in 2007 offset by higher coal costs, lower plant performance, and lower wholesale activity. In addition, First Choice Power had higher customer growth and pricing offset by changes in customer mix. There were also higher incentive based compensation payouts in 2007 and higher interest charges that were a result of higher short-term borrowings in 2007. Higher than normal gas and market prices at the end of 2005 contributed to higher receivable collections in 2006 as compared to 2007 partially offset by reduced payments in 2007 associated with gas purchases due to lower prices as compared to 2006.
PNMR had net positive cash flows from investing activities for the six months ended June 30, 2007 primarily due to cash distributions to PNMR from EnergyCo (See Note 11) and the proceeds from the sales of utility plant, whereas in 2006 PNMR had net cash outflows for the acquisition of Twin Oaks. In addition, PNMR incurred increased expenditures for utility plant additions, including the purchase of assets underlying a portion of PVNGS leased by PNM (See Note 2).
The change in PNMR’s cash flows for financing activities for the six months ended June 30, 2007 is primarily driven by the redemption of long-term debt by TNMP, the issuance of PCRBs by PNM, and a decrease in short-term debt in 2007 compared to an increase in short-term debt in 2006 that was primarily related to financing the acquisition of Twin Oaks.
Capital Requirements
Total capital requirements consist of construction expenditures and cash dividend requirements for both common and preferred stock. The main focus of PNMR’s current construction program is upgrading generation resources, including pollution control equipment, upgrading and expanding the electric and gas transmission and distribution systems, and purchasing nuclear fuel. Projections for total capital requirements for 2007 are $485.8 million, including construction expenditures of $414.8 million. Total capital requirements for the years 2007-2011 are projected to be $2,426.8 million, including construction expenditures of $1,990.7 million. This projection includes $56.0 million for completion of the expansion at Afton and $150.6 million for the SJGS environmental project to install low NOX combustion control and mercury reduction technologies, as well as equipment to increase SO2 controls. These estimates are under continuing review and subject to on-going adjustment, as well as to board review and approval.
The Company continues to look for appropriately priced generation acquisition and expansion opportunities to support retail electric load growth, for the continued expansion of its long-term contract business, and to supplement its natural transmission position in the southwestern and western United States.
During the first half of 2007, the Company utilized cash generated from operations and cash on hand, as well as its liquidity arrangements, to meet its capital requirements and construction expenditures. On April 18, 2006, PNMR borrowed $480.0 million under a bridge loan facility for temporary financing of the Twin Oaks acquisition. On April 17, 2007, PNMR repaid the remaining principal balance of $249.5 million under the bridge loan at its maturity through a borrowing of $250.5 million under the PNMR Facility, PNMR’s $600.0 million revolving credit facility, which amount has been repaid.

As discussed in Note 7 to Condensed Consolidated Financial Statements, TNMP redeemed $100 million of its senior unsecured notes using funds from PNMR and PNMR received $7.6 million from the initial draw under $20 million of PCRBs issued by the City of Farmington, New Mexico during the six months ended June 30, 2007. As discussed in Note 11, PNMR received cash distributions from EnergyCo aggregating $362.3 million during this same period. PNMR and PNM have an aggregate of $631.4 million of commercial paper outstanding as of August 1, 2007. PNMR, including its subsidiaries, also has $616.6 million in senior unsecured notes and $347.3 million in equity-linked units (which include a debt component) that will come due through 2011, of which $148.9 million in unsecured notes is due within the next twelve months.
As discussed in Note 11, EnergyCo purchased an electric generating plant in August 2007 for $467.5 million for which PNMR and ECJV each made a cash contribution to EnergyCo of $42.5 million. In addition, EnergyCo has announced an agreement for the co-development of an additional generating unit for which its share of the construction costs is anticipated to be approximately $195 million. PNMR currently anticipates that the remaining amounts of financing for these EnergyCo projects will be obtained from EnergyCo’s credit facility. To the extent EnergyCo’s credit facility should be insufficient to finance the current projects, PNMR and ECJV may, at their option, provide additional funds to EnergyCo. Likewise, if EnergyCo undertakes additional projects, which require funds that would exceed the capacity of its current credit facility and EnergyCo is unable to obtain additional financing capabilities, PNMR and ECJV may be asked to provide additional funding, but such funding would be at the option of PNMR and ECJV. PNMR is unable to predict if these possibilities will occur or, if they do occur, the amount or timing of additional funds that would be provided to EnergyCo.
PNMR’s equity-linked units contain mandatory obligations under which the holders are required to purchase $347.3 million of PNMR equity securities in 2008. The equity-linked units also provide that, prior to settlement of those purchase obligations, the debt component of the equity-linked units, which is scheduled to mature in 2010, will be remarketed. If the remarketing is successful, the debt may be extended to dates selected by PNMR and the interest rates will be adjusted to the current rates at that date. If the remarketing of the debt is not successful, the holders of the equity-linked units may satisfy their obligations to purchase PNMR equity securities by tendering the debt to PNMR. The effect of these terms is that, if the remarketing is successful, PNMR would receive $347.3 million in cash for its equity securities and the debt would continue to mature in 2010 or such later date selected by PNMR in the remarketing. If the remarketing is not successful, the issuance of PNMR equity securities would offset the retirement of the debt without requiring payment in cash by PNMR. PNMR expects the remarketing of the debt will be successful.
In addition to cash anticipated to be received from the equity-linked units described above and its internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt, and/or new equity in order to fund its capital requirements and the repayment of senior unsecured notes during the 2007-2011 period. To the extent the cash anticipated to be received from the equity-linked units is not received, the need for new financing will be increased. Although the Company currently has no specific plans or commitments for additional permanent financing, it believes that its internal cash generation, credit arrangements, and access to capital markets will provide sufficient resources to meet the Company’s capital requirements and retire its senior unsecured notes at maturity. To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements.
Liquidity
PNMR’s liquidity arrangements include the PNMR Facility and the PNM Facility both of which primarily expire in 2012. These facilities provide short-term borrowing capacity and also allow letters of credit to be issued, which reduce the available capacity under the facilities. Both PNMR and PNM also have lines of credit with local financial institutions.
PNMR has a commercial paper program under which it may issue commercial paper for up to 270 days and PNM has a commercial paper program under which it may issue commercial paper for up to 365 days. The commercial paper is unsecured and the proceeds are used for short-term cash management needs. The PNMR Facility and the PNM Facility serve as support for the outstanding commercial paper. Operationally, this means the aggregate borrowings under the commercial paper program and the revolving credit facility for each of PNMR and PNM cannot exceed the maximum amount of that entity’s revolving credit facility.

A summary of these arrangements as of August 1, 2007 is as follows:

	PNM	PNMR	PNMR
	Separate	Separate	Consolidated
	(In millions)

Financing Capacity:
Revolving credit facility	$400.0	$600.0	$1,000.0
Local lines of credit	13.5	15.0	28.5

Total financing capacity	$413.5	$615.0	$1,028.5

Commercial paper program maximum	$300.0	$400.0	$700.0

Amounts outstanding as of August 1, 2007:
Commercial paper program	$268.6	$362.8	$631.4
Revolving credit facility	—	—	—
Local lines of credit	—	—	—

Total short-term debt outstanding	268.6	362.8	631.4

Letters of credit	3.1	30.5	33.6

Total short term-debt and letters of credit	$271.7	$393.3	$665.0

Remaining availability as of August 1, 2007	$141.8	$221.7	$363.5

PNMR has a universal shelf registration statement filed with the SEC for the issuance of debt securities and equity securities, preferred stock, purchase contracts, purchase contract units and warrants. As of June 30, 2007, PNMR had approximately $400.0 million of remaining unissued securities under this universal registration statement. In addition, in August 2006, PNMR filed a new shelf registration statement with the SEC. This new registration statement can be amended at any time to include additional securities of PNMR. As a result, this new shelf registration statement has unlimited availability, subject to certain restrictions and limitations.
Pursuant to the terms of the PNM Direct Plan, PNMR began offering new shares of PNMR common stock through the plan beginning June 1, 2006. PNMR may also waive the maximum investment limit upon request in individual cases pursuant to the terms of the plan. In August 2006, PNMR entered into an equity distribution agreement to offer and sell up to 8 million shares of PNMR common stock from time to time. The agreement provides that PNMR will not sell more shares than needed for the aggregate gross proceeds from such sales to reach $200.0 million. From January 1, 2007 through August 1, 2007, PNMR had sold a combined total of 54,170 shares of its common stock through the PNMR Direct Plan and the equity distribution agreement for net proceeds of $1.6 million.
PNM has a universal shelf registration statement filed with the SEC for the issuance of debt securities, equity securities, preferred stock, purchase contracts, purchase contract units and warrants. As of June 30, 2007, PNM had approximately $200.0 million of remaining unissued securities registered under its shelf registration statement.
The Company’s ability, if required, to access the capital markets at a reasonable cost and to provide for other capital needs is largely dependent upon its ability to earn a fair return on equity, its results of operations, its credit ratings, its ability to obtain required regulatory approvals and conditions in the financial and wholesale markets. Financing flexibility is enhanced by providing a high percentage of total capital requirements from internal sources and having the ability, if necessary, to issue long-term securities and to obtain short-term credit.

On April 16, 2007, Moody’s changed the credit outlook of PNMR, PNM, and TNMP to negative from stable. S&P considered the outlook of PNMR, PNM, and TNMP as negative as of the date of this report. As of June 30, 2007, ratings on the Company’s securities were as follows:

	PNMR	PNM	TNMP

S&P
Senior unsecured notes	BBB-	BBB	BBB
Commercial paper	A3	A3	*
Moody’s
Senior unsecured notes	Baa3	Baa2	Baa3
Commercial paper	P3	P2	*
Preferred stock	*	Ba1	*

*	Not applicable
Investors are cautioned that a security rating is not a recommendation to buy, sell or hold securities, that it is subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.
Off-Balance Sheet Arrangements
PNMR’s off-balance sheet arrangements include PNM’s operating lease obligations for PVNGS Units 1 and 2, the EIP transmission line, and the entire output of Delta, a gas-fired generating plant. See Note 7 of Notes to Consolidated Financial Statements in the 2006 Annual Reports on Form 10-K/A (Amendment No. 1). These arrangements help ensure PNM the availability of lower-cost generation needed to serve customers. In addition, PNMR’s investment in EnergyCo is accounted for under the equity method of accounting. Therefore, EnergyCo’s assets, liabilities, results of operations, and cash flows are not consolidated with PNMR’s other operations. See Note 11 for further discussion of this arrangement and summarized financial information concerning EnergyCo.
Commitments and Contractual Obligations
PNMR, PNM and TNMP have contractual obligations for long-term debt, operating leases, purchase obligations and certain other long-term liabilities that were summarized in a table of contractual obligations in the 2006 Annual Reports on Form 10-K. The adoption of FIN 48, effective January 1, 2007, was not material to the Company’s contractual obligations. Under FIN 48, certain liabilities related to uncertain tax positions have been recognized. See Note 15 for a discussion of these obligations and timing of the payments.
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
The PNMR Facility and the PNM Facility contain “ratings triggers,” for pricing purposes only. If PNMR or PNM is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost, respectively. In addition, these facilities contain contingent requirements that require PNMR and PNM to maintain debt-to-capital ratios, inclusive of off-balance sheet debt, of less than 65%. If the debt-to-capital ratio, inclusive of off-balance sheet debt, were to exceed 65%, the entity could be required to repay all borrowings under its facility, be prevented from drawing on the unused capacity under the facility, and be required to provide security for all outstanding letters of credit issued under the facility.
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

PNM’s standard purchase agreement for the procurement of gas for its retail customers contains a contingent requirement that could require PNM to provide security for its gas purchase obligations if the seller were to reasonably believe that PNM was unable to fulfill its payment obligations under the agreement.
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
No conditions have occurred that would result in any of the above contingent provisions being implemented.
Capital Structure
The capitalization tables below include the current maturities of long-term debt, but do not include operating lease obligations as debt. The tables for PNM and TNMP reflect the transfer of TNMP’s New Mexico operations as of January 1, 2007, which decreased the common equity of TNMP and increased the common equity of PNM. This transfer had no impact on PNMR. See Note 14.

	June 30,	December 31,
PNMR	2007	2006

Common equity	50.5%	48.9%
Preferred stock of subsidiary	0.3%	0.3%
Long-term debt	49.2%	50.8%

Total capitalization	100.0%	100.0%

	June 30,	December 31,
PNM	2007	2006

Common equity	57.8%	54.4%
Preferred stock	0.5%	0.5%
Long-term debt	41.7%	45.1%

Total capitalization	100.0%	100.0%

	June 30,	December 31,
TNMP	2007	2006

Common equity	59.1%	54.9%
Long-term debt	40.9%	45.1%

Total capitalization	100.0%	100.0%

MD&A FOR PNM
RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2007
COMPARED TO SIX MONTHS ENDED JUNE 30, 2006
PNM’s segments are PNM Electric, PNM Gas and PNM Wholesale. The PNM Electric and PNM Gas segments are identical to the segments presented above for PNMR. The PNM Wholesale segment reported for PNM does not include Twin Oaks. See Notes 2 and 11. The results of operations of these segments are discussed further under “MD&A for PNMR — Results of Operations” above. The results of operations for Twin Oaks is set forth in a table under “MD&A for PNMR — Results of Operations — Unregulated Operations — Wholesale” above.
PNM’s net earnings for the six months ended June 30, 2007 were $28.1 million compared to $33.1 million for the six months ended June 30, 2006. The major causes of changes in net earnings were the decrease in gains from Wholesale marketing activity from 2006 as a result of the absence of market opportunities that allowed for the forward sale of the first quarter 2006 excess resources, mark-to-market losses, an increase in generation prices due to the increase of coal costs, an increase in general operating expenses, and increased financing costs. These decreases were partially offset by improved plant performance, primarily at PVNGS, increased load growth along with the effects of colder weather, primarily at PNM Gas, and the TNMP asset transfer to PNM Electric. The positive or (negative) after-tax impacts of these items on net earnings in 2007 compared to 2006 are as follows:

Six Months Ended
June 30, 2007
(In millions)
After-tax Impacts
TNMP asset transfer	$2.1
Plant performance	10.9
Mark-to-market	(5.5)
Coal costs	(4.8)
Wholesale marketing activity	(6.3)
Regulated load growth and weather	6.2
General operational increases	(2.1)
Financing	(2.1)
Other	(3.4)

Net change	$(5.0)

PNM’s consolidated income tax expense was $17.7 million for the six months ended June 30, 2007, compared to $21.2 million for the same period of 2006. PNM’s effective income tax rates for the six months ended June 30, 2007 and 2006 were 38.6% and 39.0%, respectively.

MD&A FOR TNMP
RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2007
COMPARED TO SIX MONTHS ENDED JUNE 30, 2006
TNMP operates in only one reportable segment, “TNMP Electric.” Results for the six months ended June 30, 2006 present TNMP’s New Mexico operations as discontinued operations, as these operations were transferred to PNM on January 1, 2007. See Note 14. TNMP’s results of operations are discussed further under “MD&A for PNMR — Results of Operations — Regulated Operations — TNMP Electric” above.
The PUCT issued an order on November 2, 2006 related to the stranded costs incurred by TNMP as part of the deregulation of the Texas energy market and the associated carrying charges. The details of this order are discussed in TNMP’s Annual Report on Form 2006 10-K.
TNMP’s net earnings for the six months ended June 30, 2007 were $5.2 million compared to $4.0 million for the six months ended June 30, 2006. The major causes of changes in net earnings were the recovery of costs as a result of the PUCT order and customer growth, which was partially offset by the transfer of New Mexico assets to PNM Electric and a decrease in carrying charges on regulatory assets as a result of the absence of interest income earned on TNMP stranded costs in 2006 based on the collection of costs order by the PUCT. The positive or (negative) after-tax impacts of these items on net earnings in 2007 compared to 2006 are as follows:

Six Months Ended
June 30, 2007
(In millions)
After-tax Impacts
Discontinued operations	$(2.1)
Carrying Charges	(2.6)
PUCT order	3.9
Customer growth	1.0
Other	1.0

Net change	$1.2

TNMP’s consolidated income tax expense from continuing operations was $2.4 million for the six months ended June 30, 2007, compared to $1.3 million for the same period of 2006. TNMP’s effective income tax rates from continuing operations for the six months ended June 30, 2007 and 2006 were 31.5% and 41.3%, respectively.

OTHER ISSUES FACING THE COMPANY
See Notes 9 and 10 for a discussion of commitments and contingencies and rate and regulatory matters facing the Company.
Global Warming Issues
Global warming increasingly is a concern for the energy industry. Although there continues to be significant debate regarding its existence and extent, scientific evidence suggests that the emission of so-called greenhouse gases (particularly CO2) from fossil fuel-fired generation facilities is a contributing factor. The Company is a founding member of the United States Climate Action Partnership, a group of businesses and leading environmental organizations calling on the federal government to quickly enact strong national legislation to require significant reductions of greenhouse gas emissions and that has issued a landmark set of principles and recommendations to underscore the urgent need for a policy framework on climate change. The Company intends to continue working with this group and with others in order to best address this challenging issue.
The Company believes that future governmental regulations applicable to the Company’s operations will limit emissions of greenhouse gases, although at this point the Company cannot predict with any level of certainty what form such future regulations will take or when they will become effective. Under consideration are limitations on the amount of greenhouse gases that can be emitted (so called “caps”) together with systems of trading permitted emissions capacities. Such a system could require the Company to reduce emissions, although current technology is not available for efficient reduction. Emissions also could be taxed independently of limits.
The NMPRC issued an order on June 19, 2007, requiring that New Mexico utilities factor a standardized cost of carbon emissions into their integrated resource plans using prices ranging between $8 and $40 per metric ton of CO2 emitted. Pursuant to New Mexico law, utility integrated resource plans must be submitted every three years to evaluate renewable energy, energy efficiency, load management, distributed generation and conventional supply-side resources on a consistent and comparable basis, taking into consideration risk and uncertainty of fuel supply, price volatility and costs of anticipated environmental regulations in order to identify the most cost-effective portfolio of resources to supply the energy needs of customers. Under the NMPRC order, starting with each utility’s next required filing of its integrated resource plan, each utility must analyze these standardized prices as projected operating costs with respect to years 2010 and thereafter. The Company’s next integrated resource plan is due to be filed with the NMPRC in July 2008. Reflecting the developing nature of this issue, the NMPRC order states that these prices may be changed in the future to account for additional information or changed circumstances. The Company is required, however, to use these prices for planning purposes, and the prices may not reflect the costs that it ultimately will incur.
On February 26, 2007 five western states (Arizona, California, New Mexico, Oregon and Washington) entered into an accord, called the Western Regional Climate Action Initiative (the “Initiative”), to reduce greenhouse gas emissions from automobiles and certain industries, including utilities. Since then, Utah, British Columbia and Manitoba have joined the Initiative. The Initiative requires the states and provinces to set emission goals within six months and determine a specific plan to meet such goals within eighteen months. The Company is monitoring the impact of this Initiative.
The Company expects the regulation of greenhouse gas emissions to have a material impact on its operations, but it is premature to attempt to quantify its possible costs of these impacts.
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

See Note 11 regarding accounting for the investment in EnergyCo and Note 15 for discussion concerning the adoption of FIN 48 as of January 1, 2007. As of June 30, 2007, there have been no other significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s and TNMP’s Annual Reports on Forms 10-K for the year ended December 31, 2006. The policies disclosed included the accounting for revenue recognition, regulatory assets and liabilities, asset impairment, goodwill and other intangible assets, purchase accounting, pension and postretirement benefits, decommissioning costs, financial instruments and market risk.
NEW ACCOUNTING STANDARDS
There have been no new accounting standards issued that materially affected PNMR, PNM or TNMP this period; however, see Note 15 for discussion of FIN 48 implementation.
DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS
Statements made in this filing that relate to future events or PNMR’s, PNM’s, or TNMP’s expectations, projections, estimates, intentions, goals, targets and strategies, are made pursuant to the Private Securities Litigation Reform Act of 1995. Readers are cautioned that all forward-looking statements are based upon current expectations and estimates and PNMR, PNM, and TNMP assume no obligation to update this information.
Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM, and TNMP caution readers not to place undue reliance on these statements. PNMR’s, PNM’s, and TNMP’s business, financial condition, cash flow and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors include:
•
The risk that EnergyCo is unable to identify and implement profitable acquisitions, including development of the Cedar Bayou Generating Station and implementation of the acquisition of the Lyondell facility, or that the contribution of assets to EnergyCo by PNMR may not be implemented as expected, or that PNMR and ECJV will not agree to make additional capital contributions to EnergyCo,

•	The potential unavailability of cash from PNMR’s subsidiaries or EnergyCo due to regulatory, statutory or contractual restrictions,

•	The outcome of any appeals of the PUCT order in the stranded cost true-up proceeding,

•	The ability of First Choice to attract and retain customers,

•	Changes in ERCOT protocols,

•	Changes in the cost of power acquired by First Choice,

•	Collections experience,

•	Insurance coverage available for claims made in litigation,

•	Fluctuations in interest rates,

•	Conditions affecting the Company’s ability to access the financial markets, or EnergyCo’s access to additional debt financing following the utilization of its existing credit facility,

•	Weather,

•	Water supply,

•	Changes in fuel costs,

•	Availability of fuel supplies,

•	The effectiveness of risk management and commodity risk transactions,

•	Seasonality and other changes in supply and demand in the market for electric power,

•	Variability of wholesale power prices and natural gas prices,

•	Volatility and liquidity in the wholesale power markets and the natural gas markets,

•	Changes in the competitive environment in the electric and natural gas industries,

•	The performance of generating units, including PVNGS, SJGS, Four Corners, and EnergyCo generating units, and transmission systems,

•	The ability to secure long-term power sales,

•
The risk that the Company and its subsidiaries and EnergyCo may have to commit to substantial capital investments and additional operating costs to comply with new environmental control requirements including possible future requirements to address concerns about global climate change,

•
The risks associated with completion of generation, including pollution control equipment at SJGS, the expansion of the Afton Generating Station, and the EnergyCo Cedar Bayou Generating Station, transmission, distribution, and other projects, including construction delays and unanticipated cost overruns,

•	State and federal regulatory and legislative decisions and actions,

•	The outcome of legal proceedings,

•	Changes in applicable accounting principles, and

•	The performance of state, regional, and national economies.
Any material changes to risk factors occurring after the filing of PNMR’s, PNM’s, or TNMP’s 2006 Annual Report on Form 10-K are disclosed in Item 1A, Risk Factors, in Part II of this Form 10-Q.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company uses derivative instruments to manage risk as it relates to changes in natural gas and electric prices and changes in interest rates. The Company also uses certain derivative instruments for wholesale power marketing and natural gas transactions in order to take advantage of favorable price movements and market timing activities in these power markets. The following additional information is provided.
PNMR controls the scope of its various forms of risk through a comprehensive set of policies and procedures and oversight by senior level management and the Board. The Board’s Finance Committee sets the risk limit parameters. The RMC, comprised of corporate and business segment officers and other managers, oversees all of the risk management activities, which include commodity price, credit, equity, interest rate and business risks. The RMC has oversight for the ongoing evaluation of the adequacy of the risk control organization and policies. PNMR has a risk control organization, headed by an Executive Director of Financial Risk Management, which is assigned responsibility for establishing and enforcing the policies, procedures and limits and evaluating the risks inherent in proposed transactions, on an enterprise-wide basis.
The RMC’s responsibilities specifically include: establishment of a general policy regarding risk exposure levels and activities in each of the business segments; authority to approve the types of instruments traded; authority to establish a general policy regarding counterparty exposure and limits; authorization and delegation of transaction limits; review and approval of controls and procedures; review and approval of models and assumptions used to calculate mark-to-market and risk exposure; authority to approve and open brokerage and counterparty accounts; review of hedging and risk activities; and quarterly reporting to the Board and its Finance Committee on these activities.
The RMC also proposes risk limits, such as VaR and EaR, to the Finance Committee. The Finance Committee ultimately sets the risk limits.
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
Accounting for Derivatives
Under the derivative accounting rules and the related accounting rules for energy contracts, the Company accounts for its various derivative instruments for the purchase and sale of energy differently based on the contract terms. Energy contracts that meet the definition of a derivative under SFAS 133 and do not qualify for the normal sales and purchases exception are recorded on the balance sheet at fair value at each period end. The changes in fair value are recognized in earnings unless specific hedge accounting criteria are met. Should an energy transaction qualify as a hedge under SFAS 133, fair value changes are recognized on the balance sheet with a corresponding entry in other comprehensive income to the extent effective. Hedges are recognized in results of operations when the hedged transaction settles. Derivatives that meet the normal sales and purchases exception within SFAS 133 are not marked to market but rather recorded in results of operations when the underlying transaction settles.
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

PNM Wholesale’s operations, including long-term contracts and short-term sales, are managed primarily through a net asset-backed marketing strategy, whereby PNM Wholesale’s aggregate net open forward contract position is covered by its forecasted excess generation capabilities. PNMR would be exposed to market risk if its generation capabilities were to be disrupted or if its retail load requirements were to be greater than anticipated. If all or a portion of the net open contract position were required to be covered as a result of the aforementioned unexpected situations, commitments would have to be met through market purchases. As such, PNMR is exposed to risks related to fluctuations in the market price of energy that could impact the sales price or purchase price of energy. In addition, the wholesale operations utilize discrete market-based transactions to take advantage of opportunities that present themselves in the ordinary course of business. These positions are subject to market risk that is not mitigated by generation capabilities.
First Choice is responsible for energy supply related to the sale of electricity to retail customers in Texas. TECA contains no provisions for the specific recovery of fuel and purchased power costs. The rates charged to First Choice customers are negotiated with each customer. As a result, changes in purchased power costs will affect First Choice’s operating results. First Choice is exposed to market risk to the extent that its retail rates or cost of supply fluctuates with market prices. Additionally, fluctuations in First Choice retail load requirements greater than anticipated may subject First Choice to market risk. First Choice’s basic strategy is to minimize its exposure to fluctuations in market energy prices by matching fixed price sales contracts with fixed price supply. In addition, First Choice utilizes discrete market-based transactions to take advantage of opportunities that present themselves in the ordinary course of business. These positions are subject to market risk that is not mitigated by First Choice’s retail operations.
The market prices used to value PNMR energy contracts are based on available market data, including index prices and broker quotations. These valuations can be limited by the availability of market data. When market data is unavailable or is insufficient to develop reliable pricing, the Company utilizes internally developed pricing data. Generally, the fair market value of energy contracts is based on actively quoted prices, except for options, which incorporate actively quoted prices into an option valuation model. As a result, the Company records liquidity reserves on these contracts for the unrealized market gains and losses in this illiquid period. Generally, the liquid period on which the Company’s valuations are based is up to 18 months for option type contracts and from three to five years for gas and electric commodities. The Company regularly assesses the validity and availability of pricing data for the illiquid period of its derivative transactions and adjusts its liquidity reserves accordingly.
The following table shows the net fair value of mark-to-market energy contracts included in PNMR’s Condensed Consolidated Balance Sheet. See Note 4 for additional information.

	June 30,	December 31,
	2007	2006
	(In thousands)
Mark-to-market energy contracts:
Current asset	$87,321	$43,680
Long-term asset	24,605	10,982

Total mark-to-market assets	111,926	54,662

Current liability	(98,820)	(42,020)
Long-term liability	(17,580)	(9,176)

Total mark-to-market liabilities	(116,400)	(51,196)

Net fair value of mark-to-market energy contracts	$(4,474)	$3,466

The mark-to-market energy transactions represent net liabilities at June 30, 2007 and net assets at December 31, 2006 after netting all applicable open purchase and sale contracts.

The following table details the changes in the net asset or liability balance sheet position from one period to the next for mark to market energy transactions:

	Six Months Ended
	June 30,
	2007	2006
	Mark-to-Market Instruments
	(In thousands)
Sources of fair value gain (loss):
Fair value at beginning of year	$3,466	$4,528
Amount realized on contracts delivered during period	2,823	(4,108)
Changes in fair value	(10,763)	2,244

Net fair value at end of period	$(4,474)	$2,664

Net change recorded as mark-to-market	$(7,940)	$(1,864)

The following table provides the maturity of the net assets (liabilities) of PNMR, giving an indication of when these mark-to-market amounts will settle and generate (use) cash. The following values were determined using broker quotes and option models.:
Fair Value at June 30, 2007

	Less than
	1 year	1-3 Years	4+ Years	Total
	(In thousands)
Net fair value at end of period	$(11,499)	$1,809	$5,216	$(4,474)
The net change in fair value on PNMR’s commodity derivative instruments designated as hedging instruments is summarized as follows:

	Six Months Ended
	June 30,
	2007	2006
Type of Derivative	Hedge Instruments
	(In thousands)
Change in fair value of energy contracts	$(34,223)	$(988)
Change in fair value of gas fixed for float swaps	6,228	(19,694)
Change in the fair value of options	30	(7,703)

Net change in fair value	$(27,965)	$(28,385)

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

PNM Wholesale measures VaR for all transactions that are not directly asset related and have economic risk. For the three months ended June 30, 2007, the average VaR amount for these transactions was $4.1 million, with high and low VaR amounts for the period of $6.4 million and $1.8 million, respectively. The VaR amount for these transactions at June 30, 2007 was $1.8 million. For the six months ended June 30, 2006, the average VaR amount for these transactions was $0.9 million, with high and low VaR amounts for the period of $1.9 million and $0.5 million, respectively. The total VaR amount for these transactions at June 30, 2006 was $1.6 million.
First Choice measures the market risk of its activities using an EaR calculation to maintain PNMR’s total exposure within management-prescribed limits. Because of its obligation to serve customers, First Choice must take certain contracts to settlement. Accordingly, a measure that evaluates the settlement of First Choice’s positions against earnings provides management with a useful tool to manage its portfolio. First Choice’s EaR calculation reports the possible losses against forecasted earnings for its retail load and supply portfolio. This calculation is based on First Choice’s forecasted earnings on the reporting date. The Company utilizes a Delta/Gamma approximation model of EaR. The Delta/Gamma model calculates a price change within a given time frame, correlation and volatility parameters for each price curve utilized in valuing the mark-to-market of each position to develop a change in value for any position. This process is repeated multiple times to calculate a standard deviation, which is used to arrive at an EaR amount based on a certain confidence level. First Choice utilizes the one-tailed confidence level at 95%. The quantitative risk information, however, is limited by the parameters established in creating the model. The instruments being evaluated may trigger a potential loss in excess of calculated amounts if changes in commodity prices exceed the confidence level of the model used. The EaR calculation considers the Company’s forward position for the next twelve months and holds each position to settlement. The volatility and the correlation estimates measure the impact of adverse price movements both at an individual position level as well as at the total portfolio level. For example, if EaR is calculated at $10.0 million, it is estimated that in 950 out of 1000 market scenarios calculated by the model the losses against the Company’s forecasted earnings over the next twelve months would not exceed $10.0 million.
For the six months ended June 30, 2007, the average EaR amount was $14.0 million, with high and low EaR amounts for the period of $20.5 million and $5.7 million, respectively. The total EaR amount at June 30, 2007 was $7.3 million. For the six months ended June 30, 2006, the average EaR amount for these transactions was $9.1 million, with high and low EaR amounts for the period of $11.9 million and $6.8 million, respectively. The total EaR amount for these transactions at June 30, 2006 was $9.8 million.
In addition, First Choice utilizes two VaR measures to manage its market risk. The first VaR limit is based on the same total retail load and supply portfolio as the EaR measure; however, the VaR measure is intended to capture the effects of changes in market prices over a 10 day holding period. This holding period is considered appropriate given the nature of First Choice’s supply portfolio and the constraints faced by First Choice in the ERCOT market. The calculation utilizes the same Monte Carlo simulation approach described above at a 95% confidence level. The VaR amount for these transactions was $4.5 million at June 30, 2007. For the six months ended June 30, 2007, the high, low and average mark-to-market VaR amounts were $6.2 million, $2.1 million and $4.1 million, respectively. The VaR amount for these transactions was $2.8 million at June 30, 2006. For the six months ended June 30, 2006, the high, low and average mark-to-market VaR amounts were $4.3 million, $2.1 million and $3.1 million, respectively.
The second VaR limit was established for First Choice transactions that are subject to mark-to-market accounting as defined by SFAS 133 and SFAS 149. This calculation captures the effect of changes in market prices over a three-day holding period and utilizes the same Monte Carlo simulation approach described above at a 95% confidence level. The VaR amount for these transactions was $1.8 million at June 30, 2007. For the six months ended June 30, 2007, the high, low and average mark-to-market VaR amounts were $4.4 million, $0.7 million and $2.0 million, respectively. The VaR amount for these transactions was $0.9 million at June 30, 2006. For the six months ended June 30, 2006, the high, low and average mark-to-market VaR amounts were $1.2 million, $0.3 million and $0.7 million, respectively.

The Company’s risk measures are regularly monitored by the Company’s RMC. The RMC has put in place procedures to ensure that increases in risk measures that exceed the prescribed limits are reviewed and, if deemed necessary, acted upon to reduce exposures. The VaR and EaR limits represent an estimate of the potential gains or losses that could be recognized on the Company’s portfolios, subject to market risk, given current volatility in the market, and are not necessarily indicative of actual results that may occur, since actual future gains and losses will differ from those estimated. Actual gains and losses may differ due to actual fluctuations in market prices, operating exposures, and the timing thereof, as well as changes to the underlying portfolios during the year.
Credit Risk
The Company manages credit for energy commodities on a consolidated basis and uses a credit management process to assess and monitor the financial conditions of counterparties. Credit exposure is regularly monitored by the RMC. The RMC has put procedures in place to ensure that increases in credit risk measures that exceed the prescribed limits are reviewed and, if deemed necessary, acted upon to reduce exposures.
PNM Wholesale
The following table provides information related to PNM Wholesale’s credit exposure as of June 30, 2007. The table further delineates that exposure by the credit worthiness (credit rating) of the counterparties and provides guidance as to the concentration of credit risk to individual counterparties PNM Wholesale may have.
PNM Wholesale
Schedule of Credit Risk Exposure
June 30, 2007

			Net
	(b)	Number	Exposure
	Net	of	of
	Credit	Counter	Counter-
	Risk	-parties	parties
Rating (a)	Exposure	>10%	>10%
	(Dollars in thousands)

External ratings:
Investment grade	$85,365	3	$51,863
Non-investment grade	986	—	—
Split	25	—	—
Internal ratings:
Investment grade	—	—	—
Non-investment grade	917	—	—

Total	$87,293		$51,863

(a)
The Rating included in “Investment Grade” is for counterparties with a minimum S&P rating of BBB- or Moody’s rating of Baa3. If the counterparty has provided a guarantee by a higher rated entity (e.g., its parent), determination is based on the rating of its guarantor. The category “Internal Ratings — Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(b)
The Net Credit Risk Exposure is the net credit exposure from PNM Wholesale operations. This includes long-term contracts, forward sales and short-term sales. The exposure captures the net amounts due to PNM from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses (pursuant to contract terms). Exposures are offset according to legally enforceable netting arrangements and reduced by credit collateral. Credit collateral includes cash deposits, letters of credit and performance bonds received from counterparties. Amounts are presented before those reserves that are determined on a portfolio basis.

The following table provides an indication of the maturity of credit risk by credit ratings of the counterparties.
PNM Wholesale
Maturity of Credit Risk Exposure
June 30, 2007

			Greater	Total
	Less than		than	Net
Rating	2 Years	2-5 Years	5 Years	Exposure
	(In thousands)

External ratings:
Investment grade	$51,001	$30,527	$3,837	$85,365
Non-investment grade	986	—	—	986
Split	25	—	—	25
Internal ratings:
Investment grade	—	—	—	—
Non-investment grade	917	—	—	917

Total	$52,929	$30,527	$3,837	$87,293

The Company provides for losses due to market and credit risk. Credit risk for PNM Wholesale’s largest counterparty as of June 30, 2007 and December 31, 2006 was $30.5 million and $29.7 million, respectively.
First Choice
First Choice is subject to credit risk from non-performance by its supply counterparties to the extent these contracts have a mark-to-market value in the favor of First Choice. The Constellation power supply agreement established FCPSP, a bankruptcy remote special purpose entity, to hold all of First Choice’s customer contracts and wholesale power and gas contracts. Constellation received a lien on accounts receivable, customer contracts, cash, and the equity of FCPSP as security for FCPSP’s performance under the power supply agreement. The provisions of this agreement severely limit FCPSP’s ability to secure power from alternate sources. Additionally, the terms of the security agreement do not require Constellation to post collateral for any mark-to-market balances in FCPSP’s favor. At June 30, 2007, FCPSP was in an unfavorable mark-to-market position with Constellation. The Constellation power supply agreement provisions will continue as long as FCPSP is purchasing power from Constellation to serve retail customers. The existing pricing mechanism under the Constellation power supply agreement expired on December 31, 2006, and the obligations of Constellation to act as a qualified scheduling entity continue until the expiration of the agreement on December 31, 2007. First Choice’s credit exposure to other counterparties at June 30, 2007 was $12.0 million and the time period of these exposures extends through 2010.
First Choice’s retail bad debt expense for the six months ended June 30, 2007 was $7.9 million. A reduction in bad debt expense from retail customers is expected due to reduced customer receivables resulting partially from effective disconnect policies, increased collection activity and refined consumer credit and securitization policies.
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

PNMR has long-term debt which subjects it to the risk of loss associated with movements in market interest rates. The majority of PNMR’s long-term debt is fixed-rate debt, and therefore, does not expose PNMR’s earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of all long-term debt instruments would increase by approximately 1.3%, if interest rates were to decline by 50 basis points from their levels at June 30, 2007. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if PNM were to reacquire all or a portion of its debt instruments in the open market prior to their maturity.
During the three and six months ended June 30, 2007, PNM contributed $1.5 million and $3.1 million to the trust for other post retirement benefits and $0 million and $4.9 million to the NDT. PNM made no contributions to the trusts for the pension or executive retirement plans. The securities held by all of the trusts had an estimated fair value of $711.6 million at June 30, 2007, of which approximately 24.2% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates. If rates were to increase by 50 basis points from their levels at June 30, 2007, the decrease in the fair value of the fixed-rate securities would be approximately 3.5%, or $6.1 million.
During the three and six months ended June 30, 2007, TNMP contributed $0.3 million and $0.3 million to the trust for other postretirement benefits for plan year 2007. TNMP made no contributions to the trust for its pension plan. The securities held by all of the trusts had an estimated fair value of $91.5 million at June 30, 2007, of which approximately 22.3% were fixed-rate debt securities that subject TNMP to risk of loss of fair value with movements in market interest rates. If rates were to increase by 50 basis points from their levels at June 30, 2007, the decrease in the fair value of the fixed-rate securities would be approximately 4.0%, or $0.8 million. The Company is at risk for shortfalls in its funding of its obligations due to investment losses. The Company does not believe that long-term market returns over the period of funding will be less than required to meet its obligations. However, this belief is based on assumptions about future returns that are inherently uncertain.
Equity Market Risk
The trusts established to fund PNM’s share of the decommissioning costs of PVNGS and pension and other postretirement benefits also hold certain equity securities at June 30, 2007. Approximately 61.3% of the securities held by the various PNM trusts were equity securities as of June 30, 2007. The trusts established to fund TNMP’s pension and other postretirement benefits hold certain equity securities at June 30, 2007. Approximately 54.2% of the securities held by the various trusts were equity securities as of June 30, 2007. These equity securities also expose the Company to losses in fair value.
Alternatives Investment Risk
The Company has a target of investing 20% of its pension assets in the alternatives asset class. This includes real estate, private equity, and hedge funds. The private equity and hedge fund investments are limited partner structures that are multi-manager multi-strategy funds. This investment approach gives broad diversification and minimizes risk compared to a direct investment in any one component of the funds. The general partner oversees the selection and monitoring of the underlying managers. The Company’s Corporate Investment Committee, assisted by its investment consultant, monitors the performance of the funds and general partner’s investment process. There is risk associated with these funds due to the nature of the strategies and techniques and the use of investments that do not have readily determinable fair value.

ITEM 4. CONTROLS AND PROCEDURES
PNMR
Disclosure of controls and procedures.
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
Changes in internal controls
The following material changes in internal controls occurred during the second quarter of 2007:
•
PNMR is currently designing and implementing monitoring controls for its equity investment in EnergyCo to ensure that PNMR maintains its compliance with Section 404 of the Sarbanes-Oxley Act of 2002. It is expected that this effort will continue through the end of 2007.

Except as described above, there have been no other changes in PNMR’s internal controls over financial reporting for the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, PNMR’s internal control over financial reporting.
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
Changes in internal controls
There have been no changes in PNM’s internal controls over financial reporting for the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, PNM’s internal control over financial reporting.

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
Changes in internal controls
There have been no changes in TNMP’s internal controls over financial reporting for the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, TNMP’s internal control over financial reporting.

PART II — OTHER INFORMATION
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
ITEM 1A. RISK FACTORS
As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in PNMR’s, PNM’s and TNMP’s Annual Reports on Form 10-K for the year ended December 31, 2007.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Annual Meeting
The annual meeting of shareholders was held on May 22, 2007. The matters voted on at the meeting and the results were as follows:
The election of the following nominees to serve as directors as follows:

		Votes Against or
Director	Votes For	Withheld
Terms expiring in 2008:
Adelmo E. Archuleta	64,181,150	6,204,301
Julie A. Dobson	64,185,592	6,199,859
Woody L. Hunt	64,182,949	6,202,502
C. E. McMahen	63,784,715	6,600,736
M. T. Pacheco	70,214,216	171,235
R. M. Price	60,351,592	10,033,859
B. S. Reitz	70,214,050	171,401
Jeffry E. Sterba	66,802,203	3,583,248
Joan B. Woodard	70,218,959	166,492
The approval of the selection by the Company’s Board of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2007, was voted on, as follows:

Votes For	Votes Against or Withheld	Abstentions
70,231,908	99,434	54,109

ITEM 6. EXHIBITS

2.1	PNMR	Contribution Agreement, dated as of June 1, 2007, among EnergyCo, LLC, PNM Resources, and ECJV Holdings, LLC

4.23	PNM	Seventh Supplemental Indenture, dated as of June 1, 2007, to Indenture dated as of March 11, 1998, between PNM and The Bank of New York Trust Company, N.A. (successor to JPMorgan Chase Bank), as Trustee

12.1	PNMR	Ratio of Earnings to Fixed Charges

12.2	PNMR	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNMR	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	PNM	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	PNM	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.5	TNMP	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.6	TNMP	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY

(Registrants)

Date: August 14, 2007	/s/ Thomas G. Sategna

Thomas G. Sategna Vice President and Corporate Controller (Officer duly authorized to sign this report)

EXHIBIT INDEX

Exhibit
No.		Description

2.1	PNMR	Contribution Agreement, dated as of June 1, 2007, among EnergyCo, LLC, PNM Resources, and ECJV Holdings, LLC

4.23	PNM	Seventh Supplemental Indenture, dated as of June 1, 2007, to Indenture dated as of March 11, 1998, between PNM and The Bank of New York Trust Company, N.A. (successor to JPMorgan Chase Bank), as Trustee

12.1	PNMR	Ratio of Earnings to Fixed Charges

12.2	PNMR	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNMR	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	PNM	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	PNM	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.5	TNMP	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.6	TNMP	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002