Form 10-Q
period 2007-09-30
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2007-11-08
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 1, 2007, 76,777,076 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM outstanding as of November 1, 2007 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP outstanding as of November 1, 2007 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

PNM AND TNMP MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H) (1) (a) AND (b) OF FORM 10-Q AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (H) (2).

This combined Form 10-Q is separately filed by PNMR, PNM and TNMP.  Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.  Each registrant makes no representation as to information relating to the other registrants.   When this Form 10-Q is incorporated by reference into any filing with the SEC made by PNMR, PNM or TNMP, as a registrant, the portions of this Form 10-Q that relate to each other registrant are not incorporated by reference therein.

ii

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

iii

GLOSSARY

Definitions:
Afton	Afton Generating Station
AG	New Mexico Attorney General
ALJ	Administrative Law Judge
Altura	Altura Power L.P.
APS	Arizona Public Service Company
Avistar	Avistar, Inc.
BART	Best Available Retrofit Technology
Board	Board of Directors of PNMR
BTU	British Thermal Unit
Cal PX	California Power Exchange
Cal ISO	California Independent System Operator
Cascade	Cascade Investment, L.L.C.
Constellation	Constellation Energy Commodities Group, Inc.
CTC	Competition Transition Charge
Decatherm	Million BTUs
EaR	Earnings at Risk
ECJV	ECJV Holdings, LLC
EEI	Edison Electric Institute
EIP	Eastern Interconnection Project
EITF	Emerging Issues Task Force
EnergyCo	EnergyCo, LLC, a joint venture between PNMR and ECJV
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FCPSP	First Choice Power Special Purpose, L.P.
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation Number
FIP	Federal Implementation Plan
First Choice	First Choice Power, L. P. and Subsidiaries
Four Corners	Four Corners Power Plant
GAAP	Generally Accepted Accounting Principles in the United States of America
GWh	Gigawatt hours
ISO	Independent System Operator
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act, and the Navajo Nation Pesticide Act

NDT	Nuclear Decommissioning Trusts for PVNGS
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NMED	New Mexico Environment Department
NMPRC	New Mexico Public Regulation Commission
NOPR	Notice of Proposed Rulemaking
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
OASIS	Open Access Same Time Information System
OATT	Open Access Transmission Tariff
O&M	Operations and Maintenance
PCRBs	Pollution Control Revenue Bonds
PGAC	Purchased Gas Adjustment Clause
PG&E	Pacific Gas and Electric Co.
PNM	Public Service Company of New Mexico and Subsidiary
PNM Facility	PNM’s $400 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR Facility	PNMR’s $600 Million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PSA	Power Supply Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PVNGS	Palo Verde Nuclear Generating Station
REC	Renewable Energy Certificates
REP	Retail Electricity Provider
RMC	Risk Management Committee
RTO	Regional Transmission Organization
SDG&E	San Diego Gas and Electric Company
SEC	United States Securities and Exchange Commission
SFAS	FASB Statement of Financial Accounting Standards
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SOAH	State Office of Administrative Hearings
S&P	Standard and Poors Ratings Services
TECA	Texas Electric Choice Act
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNP	TNP Enterprises, Inc. and Subsidiaries
Throughput	Volumes of gas delivered, whether or not owned
Twin Oaks	Assets of Twin Oaks Power, L.P. and Twin Oaks Power III, L.P.
VaR	Value at Risk

Accounting Pronouncements (as amended):
EITF 03-11	EITF Issue No. 03-11 “Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133 and Not Held for Trading Purposes”
EITF 03-13	EITF Issue No. 03-13 “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations“
FIN 46R	FIN 46R “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51”
FIN 48	FIN No. 48 “Accounting for Uncertainty in Income Taxes”
SFAS 5	SFAS No. 5 “Accounting for Contingencies”
SFAS 57	SFAS No. 57 “Related Party Disclosures”
SFAS 71	SFAS No. 71 “Accounting for Effects of Certain Types of Regulation”
SFAS 112	SFAS No. 112 “Employers’ Accounting for Postemployment Benefits – an amendment of FASB Statements No. 5 and 43”
SFAS 128	SFAS No. 128 “Earnings per Share”
SFAS 133	SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”
SFAS 141	SFAS No. 141 “Business Combinations”
SFAS 144	SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”
SFAS 149	SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”
SFAS 154	SFAS No. 154 “Accounting Changes and Error Corrections”

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(As Restated,		(As Restated,
		See Note 16)		See Note 16)
	(In thousands, except per share amounts)
Operating Revenues:
Electric	$569,566	$580,967	$1,511,749	$1,506,786
Gas	59,537	69,001	351,162	345,346
Other	334	197	708	503
Total operating revenues	629,437	650,165	1,863,619	1,852,635

Operating Expenses:
Cost of energy sold	408,981	366,688	1,144,034	1,099,160
Administrative and general	69,256	69,599	204,803	201,215
Energy production costs	57,669	38,813	157,749	120,762
Depreciation and amortization	36,714	39,899	116,851	112,182
Transmission and distribution costs	20,858	19,723	65,619	60,087
Taxes other than income taxes	14,263	18,382	51,886	53,607
Total operating expenses	607,741	553,104	1,740,942	1,647,013
Operating income	21,696	97,061	122,677	205,622

Other Income and Deductions:
Interest income	10,053	9,902	27,882	28,969
Gains (losses) on investments held by NDT	3,897	(166)	6,898	1,888
Other income	1,686	1,333	5,613	4,368
Equity in net earnings of EnergyCo	10,556	-	12,166	-
Carrying charges on regulatory assets	-	2,038	-	6,015
Other deductions	(2,056)	(1,519)	(8,572)	(5,532)
Net other income and deductions	24,136	11,588	43,987	35,708

Interest Charges:
Interest on long-term debt	25,167	24,108	67,910	70,906
Other interest charges	10,088	16,063	35,084	34,326
Total interest charges	35,255	40,171	102,994	105,232

Earnings before Income Taxes	10,577	68,478	63,670	136,098

Income Taxes (see Note 15)	2,073	24,826	4,997	50,198

Preferred Stock Dividend Requirements of Subsidiary	132	132	396	396

Net Earnings	$8,372	$43,520	$58,277	$85,504

Net Earnings per Common Share (see Note 5):
Basic	$0.11	$0.62	$0.76	$1.24
Diluted	$0.11	$0.62	$0.75	$1.23
Dividends Declared per Common Share	$0.23	$0.22	$0.69	$0.66

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$16,739	$123,419
Special deposits	1,295	5,146
Accounts receivable, net of allowance for uncollectible accounts of $7,542 and $6,899	180,954	168,126
Unbilled revenues	94,920	116,878
Other receivables	96,174	73,744
Inventories	57,597	63,329
Regulatory assets	20,576	17,507
Derivative instruments	54,521	59,312
Income taxes receivable	42,965	65,210
Other current assets	51,483	63,414

Total current assets	617,224	756,085

Other Property and Investments:
Investment in PVNGS lessor notes	192,568	257,659
Equity investment in EnergyCo	261,657	-
Investments held by NDT	138,999	123,143
Other investments	52,038	46,577
Non-utility assets, net of accumulated depreciation of $1,433 and $1,365	7,056	7,565

Total other property and investments	652,318	434,944

Utility Plant:
Electric plant in service	3,758,831	4,263,068
Gas plant in service	756,352	721,168
Common plant in service and plant held for future use	126,718	157,064
	4,641,901	5,141,300
Less accumulated depreciation and amortization	1,689,373	1,639,156
	2,952,528	3,502,144
Construction work in progress	367,710	230,871
Nuclear fuel, net of accumulated amortization of $18,806 and $14,008	53,659	28,844

Net utility plant	3,373,897	3,761,859

Deferred Charges and Other Assets:
Regulatory assets	542,295	553,564
Pension asset	10,817	8,853
Goodwill	495,664	495,738
Other intangible assets, net of accumulated amortization of $3,035 and $2,052	76,219	102,202
Derivative instruments	27,990	39,886
Other deferred charges	52,045	77,703

Total deferred charges and other assets	1,205,030	1,277,946
	$5,848,469	$6,230,834

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$648,684	$764,345
Current installments of long-term debt	448,935	3,298
Accounts payable	169,790	214,229
Accrued interest and taxes	62,026	98,789
Regulatory liabilities	15,709	1,172
Derivative instruments	69,112	68,575
Other current liabilities	131,188	225,653

Total current liabilities	1,545,444	1,376,061

Long-term Debt	1,233,563	1,765,907

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	574,314	586,283
Accumulated deferred investment tax credits	27,678	30,236
Regulatory liabilities	396,216	389,330
Asset retirement obligations	65,100	61,338
Accrued pension liability and postretirement benefit cost	129,577	134,799
Derivative instruments	30,912	14,581
Other deferred credits	127,428	155,860

Total deferred credits and other liabilities	1,351,225	1,372,427

Total liabilities	4,130,232	4,514,395

Commitments and Contingencies (See Note 9)

Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value, 10,000,000 shares authorized:
issued and outstanding 115,293 shares)	11,529	11,529

Common Stockholders’ Equity:
Common stock outstanding (no par value, 120,000,000 shares authorized: issued
and outstanding 76,770,266 and 76,648,472 shares)	1,041,111	1,040,451
Accumulated other comprehensive income, net of income tax	23,075	28,909
Retained earnings	642,522	635,550

Total common stockholders’ equity	1,706,708	1,704,910

	$5,848,469	$6,230,834

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
		(As Restated,
		See Note 16)
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$58,277	$85,504
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	141,220	131,543
Allowance for equity funds used during construction	(1,201)	(499)
Deferred income tax expense (benefit)	4,769	(624)
Equity in net earnings of EnergyCo	(12,166)	-
Net unrealized losses on derivatives	15,618	4,485
Realized gains on investments held by NDT	(6,898)	(1,888)
Realized loss on Altura contribution	3,637	-
Impairment loss on intangible assets	3,380	-
Impairment loss on utility plant	19,500	-
Carrying charges on regulatory assets and liabilities	(692)	(7,267)
Amortization of fair value of acquired Twin Oaks sales contract	(35,073)	(48,720)
Stock based compensation expense	6,115	6,648
Excess tax benefit from stock-based payment arrangements	(9)	(2,050)
Other, net	(3,089)	(2,856)
Changes in certain assets and liabilities:
Accounts receivable	(20,430)	47,169
Unbilled revenues	21,958	23,790
Regulatory assets	(6,037)	25,920
Other assets	20,373	(320)
Accrued pension liability and postretirement benefit costs	(2,753)	(4,381)
Accounts payable	(40,340)	(102,956)
Accrued interest and taxes	(8,520)	55,006
Deferred credits	(22,332)	(10,524)
Other liabilities	(8,331)	(11,798)
Net cash flows from operating activities	126,976	186,182

Cash Flows From Investing Activities:
Utility plant additions	(336,597)	(195,493)
Proceeds from sales of investments held by NDT	99,525	65,759
Purchases of investments held by NDT	(104,455)	(66,578)
Proceeds from sales of utility plant	25,041	-
Return of principal on PVNGS lessor notes	24,296	22,937
Investments in EnergyCo	(45,040)	-
Distributions from EnergyCo	362,275	-
Net additions to restricted special deposits	(10,203)	-
Twin Oaks acquisition	-	(481,058)
Other, net	4,443	2,922
Net cash flows used from investing activities	19,285	(651,511)

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
		(As Restated,
		See Note 16)
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(115,661)	506,900
Long-term borrowings	20,000	-
Redemption of long-term debt	(100,500)	-
Issuance of common stock	3,309	40,847
Proceeds from stock option exercise	10,935	9,921
Purchase of common stock to satisfy stock awards	(18,078)	(14,273)
Excess tax benefits from stock-based payment arrangements	9	2,050
Dividends paid	(52,545)	(44,472)
Other, net	(410)	(2,977)
Net cash flows from financing activities	(252,941)	497,996

Change in Cash and Cash Equivalents	(106,680)	32,667
Cash and Cash Equivalents at Beginning of Period	123,419	68,199
Cash and Cash Equivalents at End of Period	$16,739	$100,866

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$90,799	$103,642
Income taxes paid (refunded), net	$2,904	$(620)

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

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(As Restated,		(As Restated,
		See Note 16)		See Note 16)
		(In thousands)

Net Earnings	$8,372	$43,520	$58,277	$85,504

Other Comprehensive Income:

Unrealized Gain (Loss) on Investment Securities:
Unrealized holding gains arising during
the period, net of income tax (expense)
of $(1,549) $(586), $(4,070) and $(7,567)	2,364	894	6,210	11,546
Reclassification adjustment for (gains) included in
net earnings, net of income tax expense
of $2,401, $48, $2,493 and $503	(3,664)	(73)	(3,804)	(767)

Fair Value Adjustment for Designated Cash Flow Hedges:
Change in fair market value, net of income tax expense
(benefit) of $(4,887), $(8,425), $6,079 and $(4,874)	7,414	12,589	(9,333)	7,076
Reclassification adjustment for (gains) losses included in
net earnings, net of income tax expense (benefit)
of $482, $(3,822), $(653) and $3,442	(638)	7,003	1,093	(5,021)

Total Other Comprehensive Income (Loss)	5,476	20,413	(5,834)	12,834

Total Comprehensive Income	$13,848	$63,933	$52,443	$98,338

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(As Restated,		(As Restated,
		See Note 16)		See Note 16)
	(In thousands)
Operating Revenues:
Electric	$360,446	$302,900	$901,072	$873,665
Gas	59,537	69,001	351,162	345,346
Total operating revenues	419,983	371,901	1,252,234	1,219,011

Operating Expenses:
Cost of energy sold	263,223	208,968	758,518	733,640
Administrative and general	46,887	43,750	134,136	125,397
Energy production costs	60,004	36,314	144,163	116,629
Depreciation and amortization	26,004	25,373	78,562	74,517
Transmission and distribution costs	16,388	14,858	51,273	45,081
Taxes other than income taxes	8,712	7,763	27,418	25,490
Total operating expenses	421,218	337,026	1,194,070	1,120,754
Operating income (loss)	(1,235)	34,875	58,164	98,257

Other Income and Deductions:
Interest income	10,386	8,562	25,738	26,585
Gains (losses) on investments held by NDT	3,897	(166)	6,898	1,888
Other income	1,193	1,030	3,420	2,508
Other deductions	(871)	(667)	(3,386)	(3,023)
Net other income and deductions	14,605	8,759	32,670	27,958

Interest Charges:
Interest on long-term debt	13,405	13,080	37,797	38,106
Other interest charges	3,485	1,945	10,824	5,237
Total interest charges	16,890	15,025	48,621	43,343

Earnings (Loss) before Income Taxes	(3,520)	28,609	42,213	82,872

Income Taxes (Benefit)	(1,762)	10,961	15,902	32,124

Net Earnings (Loss)	$(1,758)	$17,648	$26,311	$50,748

Preferred Stock Dividend Requirements	132	132	396	396

Net Earnings (Loss) Available for Common Stock	$(1,890)	$17,516	$25,915	$50,352

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,715	$11,886
Special deposits	975	376
Accounts receivable, net of allowance for uncollectible accounts of $1,685 and $1,788	115,516	122,648
Unbilled revenues	42,766	81,166
Other receivables	81,966	62,040
Affiliate accounts receivable	44	8,905
Inventories	55,691	51,801
Regulatory assets	20,576	17,507
Derivative instruments	30,243	27,750
Income taxes receivable	-	13,222
Other current assets	34,758	51,231

Total current assets	385,250	448,532

Other Property and Investments:
Investment in PVNGS lessor notes	231,924	257,659
Investments held by NDT	138,999	123,143
Other investments	24,102	15,634
Non-utility property	976	966

Total other property and investments	396,001	397,402

Utility Plant:
Electric plant in service	2,900,446	2,742,795
Gas plant in service	756,352	721,168
Common plant in service and plant held for future use	18,237	72,806
	3,675,035	3,536,769
Less accumulated depreciation and amortization	1,391,895	1,279,349
	2,283,140	2,257,420
Construction work in progress	346,682	191,403
Nuclear fuel, net of accumulated amortization of $18,806 and $14,008	53,659	28,844

Net utility plant	2,683,481	2,477,667

Deferred Charges and Other Assets:
Regulatory assets	404,896	410,979
Derivative instruments	21,683	12,504
Goodwill	102,775	-
Other deferred charges	64,237	66,465

Total deferred charges and other assets	593,591	489,948
	$4,058,323	$3,813,549

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$285,584	$251,300
Current installments of long-term debt	300,000	710
Accounts payable	96,734	138,577
Affiliate accounts payable	8,338	16,898
Accrued interest and taxes	60,251	41,340
Regulatory liabilities	15,709	1,172
Derivative instruments	44,159	43,096
Other current liabilities	62,665	81,552

Total current liabilities	873,440	574,645

Long-term Debt	705,654	987,205

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	380,257	368,256
Accumulated deferred investment tax credits	27,497	29,404
Regulatory liabilities	355,621	335,196
Asset retirement obligations	64,372	60,493
Accrued pension liability and postretirement benefit cost	124,532	129,595
Derivative instruments	24,868	14,100
Other deferred credits	101,099	112,990

Total deferred credits and liabilities	1,078,246	1,050,034

Total liabilities	2,657,340	2,611,884

Commitments and Contingencies (See Note 9)

Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value, 10,000,000 authorized:
issued and outstanding 115,293 shares)	11,529	11,529

Common Stockholder’s Equity:
Common stock outstanding (no par value, 40,000,000 shares authorized: issued
and outstanding 39,117,799 shares)	932,522	765,500
Accumulated other comprehensive income, net of income tax	14,502	8,761
Retained earnings	442,430	415,875

Total common stockholder’s equity	1,389,454	1,190,136

	$4,058,323	$3,813,549

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
		(As Restated,
		See Note 16)
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$26,311	$50,748
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	100,224	88,659
Allowance for equity funds used during construction	(1,077)	(348)
Deferred income tax (benefit)	(14,695)	(15,760)
Net unrealized losses on derivatives	14,943	1,305
Realized gains on investments held by NDT	(6,898)	(1,888)
Carrying charges on regulatory assets and liabilities	(692)	(2,597)
Impairment loss on utility plant	19,500	-
Other, net	(1,746)	(3,677)
Changes in certain assets and liabilities, net of amounts acquired:
Accounts receivable	16,962	74,126
Unbilled revenues	41,931	35,591
Regulatory assets	(6,037)	25,944
Other assets	27,254	(9,226)
Accrued pension liability and postretirement benefit costs	(2,538)	(4,456)
Accounts payable	(44,666)	(102,307)
Accrued interest and taxes	29,575	44,147
Deferred credits	(19,774)	(6,456)
Other liabilities	(18,228)	(29,645)
Net cash flows from operating activities	160,349	144,160

Cash Flows From Investing Activities:
Utility plant additions	(260,250)	(150,896)
Proceeds from sales of investments held by NDT	99,525	65,759
Purchases of investments held by NDT	(104,455)	(66,578)
Proceeds from sales of utility plant	25,041	-
Return of principal on PVNGS lessor notes	24,296	22,937
Net additions to restricted special deposits	(10,203)	-
Other, net	1,653	6,815
Net cash flows from investing activities	(224,393)	(121,963)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
		(As Restated,
		See Note 16)
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	35,310	(31,926)
Long-term borrowings	20,000	-
Dividends paid	(396)	(396)
Other, net	(41)	87
Net cash flows from financing activities	54,873	(32,235)

Change in Cash and Cash Equivalents	(9,171)	(10,038)
Cash and Cash Equivalents at Beginning of Period	11,886	12,690
Cash and Cash Equivalents at End of Period	$2,715	$2,652

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$49,839	$47,307
Income taxes paid, net	$-	$455

Supplemental schedule of noncash investing and financing activities:
As of January 1, 2007, TNMP transferred its New Mexico operational assets and liabilities to PNMR through a redemption of TNMP’s common stock. PNMR contemporaneously contributed the TNMP New Mexico operational assets and liabilities to PNM. (See Note 14).

Current assets	$15,444
Other property and investments	10
Utility plant, net	96,468
Goodwill	102,775
Deferred charges	1,377
Total assets transferred from TNMP	216,074

Current liabilities	17,313
Long-term debt	1,065
Deferred credits and other liabilities	30,673
Total liabilities transferred from TNMP	49,051

Net assets transferred – increase in common stockholder’s equity	$167,023
The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(As Restated,		(As Restated,
		See Note 16)		See Note 16)
		(In thousands)

Net Earnings (Loss) Available for Common Stock	$(1,890)	$17,516	$25,915	$50,352

Other Comprehensive Income (Loss):

Unrealized Gain (Loss) on Investment Securities:
Unrealized holding gains arising during
the period, net of income tax (expense)
of $(1,549), $(586), $(4,070) and $(7,567)	2,364	894	6,210	11,546
Reclassification adjustment for (gains) included in
net earnings, net of income tax expense
of $2,401, $48, $2,493 and $503	(3,664)	(73)	(3,804)	(767)

Fair Value Adjustment for Designated Cash Flow Hedges:
Change in fair market value, net of income tax expense
(benefit) of $(903), $566, $(1,886) and $6,195	1,378	(864)	2,877	(9,453)
Reclassification adjustment for (gains) losses included in
net earnings, net of income tax expense (benefit)
of $826, $334, $(300) and $4,138	(1,261)	(510)	458	(6,314)

Total Other Comprehensive Income (Loss)	(1,183)	(553)	5,741	(4,988)

Total Comprehensive Income (Loss)	$(3,073)	$16,963	$31,656	$45,364

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Electric Operating Revenues:	$52,680	$43,728	$137,144	$118,972

Operating Expenses:
Cost of energy sold	7,544	7,050	21,936	20,644
Administrative and general	6,024	7,451	22,288	24,512
Depreciation and amortization	7,082	6,422	21,123	18,934
Transmission and distribution costs	4,465	3,547	14,332	11,755
Taxes other than income taxes	6,503	6,455	16,741	17,127
Total operating expenses	31,618	30,925	96,420	92,972
Operating income	21,062	12,803	40,724	26,000

Other Income and Deductions:
Interest income	25	296	888	632
Other income	397	281	1,444	534
Carrying charges on regulatory assets	-	2,038	-	6,015
Other deductions	(25)	(17)	(99)	(60)
Net other income and deductions	397	2,598	2,233	7,121

Interest Charges:
Interest on long-term debt	4,890	6,433	17,475	19,297
Other interest charges	878	852	2,242	2,484
Total interest charges	5,768	7,285	19,717	21,781

Earnings before Income Taxes	15,691	8,116	23,240	11,340

Income Taxes	5,463	2,645	7,840	3,975

Net Earnings from Continuing Operations	10,228	5,471	15,400	7,365

Discontinued Operations, net of income tax
expense of $0, $250, $0 and $1,237	-	519	-	2,617

Net Earnings	$10,228	$5,990	$15,400	$9,982

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$54	$2,542
Special deposits	50	-
Accounts receivable, net of allowance for uncollectible accounts of $0 and $31	10,653	10,317
Unbilled revenues	4,368	6,000
Other receivables	5,023	1,515
Affiliate accounts receivable	10,833	-
Inventories	1,662	1,509
Federal income tax receivable	32,053	40,473
Other current assets	581	944

Total current assets	65,277	63,300

Other Property and Investments:
Other investments	555	511
Non-utility property, net of accumulated depreciation of $0 and $3	2,111	2,120

Total other property and investments	2,666	2,631

Utility Plant:
Electric plant in service	775,622	925,538
Common plant in service and plant held for future use	488	589
	776,110	926,127
Less accumulated depreciation and amortization	269,183	326,404
	506,927	599,723
Construction work in progress	13,953	13,799

Net utility plant	520,880	613,522

Deferred Charges and Other Assets:
Regulatory assets	137,399	142,585
Goodwill	261,121	363,764
Pension asset	10,817	8,853
Other deferred charges	6,349	9,205

Total deferred charges and other assets	415,686	524,407

	$1,004,509	$1,203,860

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt – affiliate	$18,500	$-
Current installments of long-term debt	148,935	2,523
Accounts payable	2,831	11,332
Affiliate accounts payable	1,552	15,673
Accrued interest and taxes	21,006	23,110
Other current liabilities	3,933	7,579

Total current liabilities	196,757	60,217

Long-term Debt	167,503	420,546

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	125,258	145,641
Accumulated deferred investment tax credits	181	832
Regulatory liabilities	40,595	54,134
Asset retirement obligations	651	686
Accrued pension liability and postretirement benefit cost	5,044	5,203
Other deferred credits	2,062	1,982

Total deferred credits and other liabilities	173,791	208,478

Total liabilities	538,051	689,241

Commitments and Contingencies (See Note 9)

Common Stockholder’s Equity:
Common stock outstanding ($10 par value, 12,000,000 shares authorized:
issued and outstanding 6,358 and 9,615 shares)	64	96
Paid-in-capital	427,320	492,812
Accumulated other comprehensive income, net of income tax	562	562
Retained earnings	38,512	21,149

Total common stockholder’s equity	466,458	514,619

	$1,004,509	$1,203,860

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$15,400	$9,982
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	20,991	24,733
Rate case amortization	2,777	-
Allowance for equity funds used during construction	(124)	(151)
Deferred income tax expense (benefit)	(3,253)	(536)
Carrying charges on deferred stranded costs	-	(6,015)
Interest on retail competition transition obligation	-	1,345
Other, net	(1,108)	(1,445)
Changes in certain assets and liabilities:
Accounts receivable	(10,033)	1,619
Unbilled revenues	(1,899)	(1,100)
Other assets	(892)	1,665
Accrued pension liability and postretirement benefit costs	(216)	(498)
Accounts payable	(5,679)	(1,765)
Accrued interest and taxes	7,554	6,259
Change in affiliate accounts	(17,338)	14,513
Other liabilities	(1,081)	(1,591)
Net cash flows from operating activities	5,099	47,015

Cash Flows From Investing Activities:
Utility plant additions	(26,837)	(29,301)
Other, net	-	66
Net cash flows from investing activities	(26,837)	(29,235)

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Cash Flows From Financing Activities:
Short-term debt - affiliate	18,500	-
Redemption of long-term debt	(100,500)	-
Equity contribution by parent	101,249	-
Other, net	1	115
Net cash flows from financing activities	19,250	115

Change in Cash and Cash Equivalents	(2,488)	17,895
Cash and Cash Equivalents at Beginning of Period	2,542	16,228
Cash and Cash Equivalents at End of Period	$54	$34,123

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$19,693	$17,962
Income taxes paid, net	$-	$-

Supplemental schedule of noncash investing and financing activities:
As of January 1, 2007, TNMP transferred its New Mexico operational assets and liabilities to PNMR through a redemption of TNMP’s common stock. PNMR contemporaneously contributed the TNMP New Mexico operational assets and liabilities to PNM. (See Note 14).

Current assets	$15,444
Other property and investments	10
Utility plant, net	96,468
Goodwill	102,775
Deferred charges	1,377
Total assets transferred to PNM	216,074

Current liabilities	17,313
Long-term debt	1,065
Deferred credits and other liabilities	30,673
Total liabilities transferred to PNM	49,051

Net assets transferred – common stock redeemed	$167,023

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
(In thousands)

Net Earnings and Total Comprehensive Income	$ 10,228	$ 5,990	$ 15,400	$ 9,982

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)       Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at September 30, 2007 and December 31, 2006, the consolidated results of operations and comprehensive income for the three months and nine months ended September 30, 2007 and 2006 and the consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006.  The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could ultimately differ from those estimated.  The results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

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

Principles of Consolidation

The Condensed Consolidated Financial Statements of each of PNMR, PNM, and TNMP include their accounts and those of subsidiaries in which that entity owns a majority voting interest.  PNMR’s primary subsidiaries are PNM, TNMP, First Choice and, through May 31, 2007, Altura.  PNM consolidates the PVNGS Capital Trust.  PNMR shared services administrative and general expenses, which represent costs that are primarily driven by corporate level activities, are allocated to the business segments.  Other significant intercompany transactions between PNMR, PNM, and TNMP include energy purchases and sales, transmission and distribution services, lease payments, dividends paid on common stock, and interest paid by PVNGS Capital Trust to PNM.  All intercompany transactions and balances have been eliminated.  See Note 12.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)	Acquisitions, Impairments, and Disposition

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

As part of the acquisition of Twin Oaks, PNMR determined the fair value of two contractual obligations to sell power.  The first contract obligated Altura to sell power through September 2007 at which time the second contract began and extends for three years.  In comparing the pricing terms of the contractual obligations against the forward price of electricity in the relevant market at the acquisition date, PNMR concluded that the contracts were below market.  In accordance with SFAS 141, the contracts were recorded at fair value to be amortized as an increase in operating revenue over the contract periods.  The amortization matches the difference between the forward price curve and the contractual obligations for each month in accordance with the contract as of the acquisition date.  For the first contract, $94.9 million was recorded in other current liabilities and $52.4 million was recorded in other deferred credits for a contract total of $147.3 million. For the second contract, $29.6 million was recorded in other deferred credits.  As of May 31, 2007, PNMR had amortized $105.9 million for the first contract and nothing for the second contract.

The Twin Oaks purchase agreement also included the development rights for a possible 600-megawatt expansion of the plant, which PNMR classified as an intangible asset with a value of $25 million at the date of acquisition.  PNMR reassessed this valuation as of April 1, 2007 and determined that the asset was impaired, resulting in a pre-tax loss of $3.4 million, which was recorded in second quarter energy production costs.

In 2006, the NMPRC approved a stipulation to allow PNM to convert its 141-megawatt combustion turbine Afton Generating Station to a combined cycle plant and bring Afton into retail rates in its next rate case, which was anticipated to be effective January 1, 2008.   The Afton costs, including the costs of conversion, allowable for ratemaking were stipulated to be the lower of the actual cost or $187.6 million. The combined cycle plant was declared commercial on October 12, 2007 and is now anticipated to come into PNM’s retail rates effective approximately May 7, 2008.  During the final start-up stages, problems were encountered that required piping modifications and significant problems were encountered with the control software and interfaces.  Furthermore, the new turbine and generator experienced problems that required inspection of all five bearings.  The combination of these issues caused delays and increased costs.  The total Afton costs will exceed the stipulated maximum amount and the excess will not be recoverable in rates. Therefore, the Afton asset has been impaired, as defined under GAAP.   The estimated pre-tax impairment charge, including future expenditures, is $19.5 million ($11.8 million after income taxes), which was recorded by PNM in energy production costs at September 30, 2007.

On June 29, 2007, a wholly-owned subsidiary of PNMR purchased 100% of a trust that owns a 2.27% undivided interest, representing 29.8 MW, in PVNGS Unit 2 and a 0.76% undivided interest in certain PVNGS common facilities, as well as a lease under which such facilities are leased to PNM.  The beneficial interest in the trust was purchased for $44.0 million in cash and the assumption of $41.2 million in long-term debt payable to PVNGS Capital Trust.  This long-term debt offsets a portion of the investment in PVNGS lessor notes and is eliminated in PNMR’s consolidated financial statements.  The funds for the purchase were provided by PNMR.  The lease remains in effect and this transaction has no impact on PNM’s consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)	Segment Information

The following segment presentation is based on the methodology that management uses for making operating decisions and assessing performance of its various business activities.  The following presentation for operating segments reflects normal operations.  Unusual and non-recurring items are included in the Corporate and Other segment.  As discussed below and effective January 1, 2007, TNMP’s New Mexico operations were transferred to PNM Electric.  See Note 14.  The 2006 segment information does not reflect this transfer.

REGULATED OPERATIONS

PNM Electric

PNM Electric is a regulated utility that provides integrated electricity services, including the generation, transmission and distribution of electricity for retail electric customers in New Mexico and the sale of transmission to third parties as well as to the PNM Wholesale segment.

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
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

UNREGULATED OPERATIONS

Wholesale

Wholesale for PNMR includes PNM Wholesale and, through May 31, 2007, Altura and consists of the generation and sale of electricity into the wholesale market.  PNM Wholesale sells the unused capacity of PNM’s jurisdictional assets as well as the capacity of PNM’s wholesale plants excluded from retail rates.  Although the FERC has jurisdiction over certain aspects of the rates of PNM Wholesale, it is included in unregulated operations because PNM Wholesale is not subject to traditional rate of return regulation.  Twin Oaks is included in the consolidated results of operations for PNMR from the date of its acquisition on April 18, 2006 through May 31, 2007, at which time Altura was contributed to EnergyCo.  See Notes 2 and 11.  Power from Twin Oaks is sold at wholesale through ERCOT.

First Choice

First Choice is a certified retail electric provider operating in Texas, which allows it to provide electricity to residential, small and large commercial, industrial and institutional customers.  Although First Choice is regulated in certain respects by the PUCT, it is included in unregulated operations because First Choice is not subject to traditional rate of return regulation.

EnergyCo

Upon the contribution of Altura to EnergyCo, EnergyCo became a separate segment for PNMR effective June 1, 2007.  PNMR’s investment in EnergyCo is held in the Corporate and Other segment and is accounted for using the equity method of accounting. EnergyCo’s revenues and expenses are not included in PNMR’s consolidated revenues and expenses or the following tables.  See Notes 2 and 11.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

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

The following tables present summarized financial information for PNMR and PNM, as restated, by operating segment. Explanations for footnotes (a) through (g) follow the tables.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR SEGMENT INFORMATION

	Regulated			Unregulated
	PNM	TNMP			First	Corporate
2007	Electric (d)	Electric (d)	PNM Gas	Wholesale	Choice	and Other		Consolidated
			(In thousands)
Three Months Ended September 30, 2007:
Operating revenues	$203,083	$31,405	$59,537	$204,125	$177,694	$(46,407)	(a)	$629,437
Intersegment revenues	2,931	21,275	-	-	-	(24,206)		-
Total revenues	206,014	52,680	59,537	204,125	177,694	(70,613)		629,437
Cost of energy	67,771	7,544	33,958	211,162	159,179	(70,633)	(a)	408,981
Intersegment energy transfer	21,928	-	-	(21,928)	-	-		-
Gross margin	116,315	45,136	25,579	14,891	18,515	20		220,456
Operating expenses	70,816	16,695	23,775	13,764	13,583	23,413	(f)	162,046
Depreciation and amortization	16,448	7,081	5,869	3,054	470	3,792		36,714
Operating income (loss)	29,051	21,360	(4,065)	(1,927)	4,462	(27,185)		21,696

Interest income	8,330	24	(91)	1,750	489	(449)		10,053
Equity in net earnings of EnergyCo	-	-	-	-	-	10,556		10,556
Other income (deductions)	2,308	372	92	1,682	99	(1,158)		3,395
Net interest charges	(9,001)	(5,768)	(3,729)	(3,544)	(638)	(12,575)		(35,255)

Segment earnings before income taxes	30,688	15,988	(7,793)	(2,039)	4,412	(30,811)		10,445

Income taxes (benefit)	12,149	5,576	(3,085)	(807)	1,667	(13,427)	(f)	2,073

Segment net earnings (loss)	$18,539	$10,412	$(4,708)	$(1,232)	$2,745	$(17,384)		$8,372

Nine Months Ended September 30, 2007:
Operating revenues	$540,702	$82,046	$351,162	$515,689	$463,214	$(89,194)	(a)	$1,863,619
Intersegment revenues	6,565	55,098	92	17,048	78	(78,881)		-
Total revenues	547,267	137,144	351,254	532,737	463,292	(168,075)		1,863,619
Cost of energy	200,154	21,936	240,766	453,148	395,858	(167,828)	(a)	1,144,034
Intersegment energy transfer	19,898	-	-	(19,898)	-	-		-
Gross margin	327,215	115,208	110,488	99,487	67,434	(247)		719,585
Operating expenses	217,029	53,064	75,308	58,690	41,701	34,265	(b,f)	480,057
Depreciation and amortization	49,220	21,122	18,114	17,000	1,411	9,984		116,851
Operating income (loss)	60,966	41,022	17,066	23,797	24,322	(44,496)		122,677

Interest income	20,101	888	362	4,486	1,506	539		27,882
Equity in net earnings of EnergyCo	-	-	-	-	-	12,166		12,166
Other income (deductions)	3,490	1,345	265	2,977	66	(4,600)		3,543
Net interest charges	(28,187)	(19,717)	(9,683)	(19,261)	(1,814)	(24,332)		(102,994)

Segment earnings before income taxes	56,370	23,538	8,010	11,999	24,080	(60,723)		63,274

Income taxes (benefit)	22,317	7,954	3,171	4,750	9,086	(42,281)	(b,c,f)	4,997

Segment net earnings (loss)	$34,053	$15,584	$4,839	$7,249	$14,994	$(18,442)		$58,277

At September 30, 2007:
Total assets	$2,488,262	$988,470	$657,067	$369,085	$369,817	$975,768		$5,848,469
Goodwill	$102,775	$261,121	$-	$-	$131,768	$-		$495,664

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR SEGMENT INFORMATION

	Regulated			Unregulated
	PNM	TNMP			First	Corporate
2006	Electric (d)	Electric (d)	PNM Gas	Wholesale	Choice	and Other		Consolidated
			(In thousands)
Three Months Ended September 30, 2006:
Operating revenues	$159,301	$50,961	$69,001	$193,150	$186,972	$(9,220)	(a)	$650,165
Intersegment revenues	2,414	19,280	245	11,551	-	(33,490)		-
Total revenues	161,715	70,241	69,246	204,701	186,972	(42,710)		650,165
Cost of energy	55,271	27,987	43,889	135,986	146,337	(42,782)	(a)	366,688
Intersegment energy transfer	(5,861)	-	-	5,861	-	-		-
Gross margin	112,305	42,254	25,357	62,854	40,635	72		283,477
Operating expenses	66,808	20,877	25,546	15,150	17,307	829	(e)	146,517
Depreciation and amortization	15,241	7,899	6,007	7,894	510	2,348		39,899
Operating income (loss)	30,256	13,478	(6,196)	39,810	22,818	(3,105)		97,061

Interest income	6,380	296	668	1,346	877	335		9,902
Other income (deductions)	224	2,406	79	(45)	(57)	(1,053)		1,554
Net interest charges	(9,037)	(7,294)	(3,115)	(12,226)	(166)	(8,333)		(40,171)

Segment earnings before income taxes	27,823	8,886	(8,564)	28,885	23,472	(12,156)		68,346

Income taxes (benefit)	11,015	2,896	(3,391)	11,436	8,358	(5,488)	(e)	24,826

Segment net earnings (loss)	$16,808	$5,990	$(5,173)	$17,449	$15,114	$(6,668)		$43,520

Nine Months Ended September 30, 2006:
Operating revenues	$439,977	$141,367	$345,346	$499,281	$446,962	$(20,298)	(a)	$1,852,635
Intersegment revenues	6,852	53,015	386	39,402	-	(99,655)		-
Total revenues	446,829	194,382	345,732	538,683	446,962	(119,953)		1,852,635
Cost of energy	144,053	77,810	243,748	398,732	354,745	(119,928)	(a)	1,099,160
Intersegment energy transfer	(2,515)	-	-	2,515	-	-		-
Gross margin	305,291	116,572	101,984	137,436	92,217	(25)		753,475
Operating expenses	201,174	63,366	76,516	45,315	45,852	3,448	(e)	435,671
Depreciation and amortization	44,529	23,462	17,921	18,210	1,518	6,542		112,182
Operating income (loss)	59,588	29,744	7,547	73,911	44,847	(10,015)		205,622

Interest income	19,517	632	2,401	3,948	1,385	1,086		28,969
Other income (deductions)	638	6,632	169	991	(292)	(1,795)		6,343
Net interest charges	(26,580)	(21,792)	(9,203)	(25,559)	(638)	(21,460)		(105,232)

Segment earnings before income taxes	53,163	15,216	914	53,291	45,302	(32,184)		135,702

Income taxes (benefit)	21,047	5,221	362	21,109	16,118	(13,659)	(e)	50,198

Segment net earnings (loss)	$32,116	$9,995	$552	$32,182	$29,184	$(18,525)		$85,504

At September 30, 2006:
Total assets	$1,992,550	$1,151,141	$631,729	$1,086,354	$405,997	$575,615		$5,843,386
Goodwill	$-	$363,763	$-	$-	$131,678	$-		$495,441

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM SEGMENT INFORMATION

	PNM	PNM	PNM
2007	Electric (d)	Gas	Wholesale	Other		Consolidated
			(In thousands)
Three Months Ended September 30, 2007:
Operating revenues	$203,083	$59,537	$204,125	$(46,762)	(a)	$419,983
Intersegment revenues	2,931	$-	-	(2,931)		-
Total revenues	206,014	59,537	204,125	(49,693)		419,983
Cost of energy	67,771	33,958	211,162	(49,668)	(a)	263,223
Intersegment energy transfer	21,928	-	(21,928)	-		-
Gross margin	116,315	25,579	14,891	(25)		156,760
Operating expenses	70,816	23,775	13,764	23,636	(g)	131,991
Depreciation and amortization	16,448	5,869	3,054	633		26,004
Operating income (loss)	29,051	(4,065)	(1,927)	(24,294)		(1,235)

Interest income	8,330	(91)	1,750	397		10,386
Other income (deductions)	2,308	92	1,682	5		4,087
Net interest charges	(9,001)	(3,729)	(3,544)	(616)		(16,890)

Segment earnings before income taxes	30,688	(7,793)	(2,039)	(24,508)		(3,652)

Income taxes (benefit)	12,149	(3,085)	(807)	(10,019)	(g)	(1,762)

Segment net earnings (loss)	$18,539	$(4,708)	$(1,232)	$(14,489)		$(1,890)

Nine Months Ended September 30, 2007:
Operating revenues	$540,702	$351,162	$450,294	$(89,924)	(a)	$1,252,234
Intersegment revenues	6,565	92	17,048	(23,705)		-
Total revenues	547,267	351,254	467,342	(113,629)		1,252,234
Cost of energy	200,154	240,766	431,084	(113,486)	(a)	758,518
Intersegment energy transfer	19,898	-	(19,898)	-		-
Gross margin	327,215	110,488	56,156	(143)		493,716
Operating expenses	217,029	75,308	41,365	23,288	(g)	356,990
Depreciation and amortization	49,220	18,114	9,316	1,912		78,562
Operating income (loss)	60,966	17,066	5,475	(25,343)		58,164

Interest income	20,101	362	4,339	936		25,738
Other income (deductions)	3,490	265	2,978	(197)		6,536
Net interest charges	(28,187)	(9,683)	(10,738)	(13)		(48,621)

Segment earnings before income taxes	56,370	8,010	2,054	(24,617)		41,817

Income taxes (benefit)	22,317	3,171	813	(10,399)	(g)	15,902

Segment net earnings (loss)	$34,053	$4,839	$1,241	$(14,218)		$25,915

At September 30, 2007:
Total assets	$2,506,777	$663,831	$369,085	$518,630		$4,058,323
Goodwill	$102,775	$-	$-	$-		$102,775

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM SEGMENT INFORMATION

	PNM	PNM	PNM
2006	Electric (d)	Gas	Wholesale	Other		Consolidated
			(In thousands)
Three Months Ended September 30, 2006:
Operating revenues	$159,301	$69,001	$141,340	$(9,418)	(a)	$360,224
Intersegment revenues	2,414	245	11,551	(2,533)		11,677
Total revenues	161,715	69,246	152,891	(11,951)		371,901
Cost of energy	55,271	43,889	121,730	(11,922)	(a)	208,968
Intersegment energy transfer	(5,861)	-	5,861	-		-
Gross margin	112,305	25,357	25,300	(29)		162,933
Operating expenses	66,808	25,546	10,573	(242)		102,685
Depreciation and amortization	15,241	6,007	3,408	717		25,373
Operating income (loss)	30,256	(6,196)	11,319	(504)		34,875

Interest income	6,380	668	1,268	246		8,562
Other income (deductions)	224	79	(44)	(195)		64
Net interest charges	(9,037)	(3,115)	(4,020)	1,148		(15,024)

Segment earnings before income taxes	27,823	(8,564)	8,523	695		28,477

Income taxes (benefit)	11,015	(3,391)	3,374	(37)		10,961

Segment net earnings (loss)	$16,808	$(5,173)	$5,149	$732		$17,516

Nine Months Ended September 30, 2006:
Operating revenues	$439,977	$345,346	$414,714	$(20,801)	(a)	$1,179,236
Intersegment revenues	6,852	386	39,402	(6,865)		$39,775
Total revenues	446,829	345,732	454,116	(27,666)		1,219,011
Cost of energy	144,053	243,748	373,363	(27,524)	(a)	733,640
Intersegment energy transfer	(2,515)	-	2,515	-		-
Gross margin	305,291	101,984	78,238	(142)		485,371
Operating expenses	201,174	76,516	37,285	(2,378)		312,597
Depreciation and amortization	44,529	17,921	9,760	2,307		74,517
Operating income (loss)	59,588	7,547	31,193	(71)		98,257

Interest income	19,517	2,401	3,823	844		26,585
Other income (deductions)	638	169	977	(807)		977
Net interest charges	(26,580)	(9,203)	(11,683)	4,123		(43,343)

Segment earnings before income taxes	53,163	914	24,310	4,089		82,476

Income taxes	21,047	362	9,624	1,091		32,124

Segment net earnings	$32,116	$552	$14,686	$2,998		$50,352

At September 30, 2006:
Total assets	$2,008,424	$631,729	$392,788	$461,802		$3,494,743

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TNMP SEGMENT INFORMATION

TNMP operates in only one reportable segment; therefore tabular presentation of segment data is not presented.

Footnote explanations for the above tables are as follows:

(a)
Reflects EITF 03-11 impact of $46.8 million and $9.4 million for the three months ended September 30, 2007 and 2006 and $89.9 million and $20.8 million for the nine months ended September 30, 2007 and 2006.

(b)
For the nine months ended September 30, 2007, includes EnergyCo formation costs of $4.2 million, impairment loss on Twin Oaks intangible assets of $3.4 million, and a loss related to the contribution of Altura to EnergyCo of $3.6 million (all included in operating expenses) and an income tax benefit of $4.4 million (included in income taxes).

(c)	Includes an income tax benefit of $16.0 million for the settlement with the IRS on previously unrecognized income tax benefits. See Note 15.
(d)
Operations and assets, including goodwill, transferred from TNMP Electric to PNM Electric on January 1, 2007 are included in PNM Electric and excluded from TNMP Electric in 2007, and excluded from PNM Electric and included in TNMP Electric in 2006.

(e)
For the three months and nine months ended September 30, 2006, includes TNP and Twin Oaks acquisition integration costs of $0.9 million and $3.7 million and an income tax benefit of $0.3 million and $1.4 million in income taxes.

(f)
For the three months and nine months ended September 30, 2007, includes costs of the Afton impairment of $19.5 million (See Note 2) and the business improvement plan of $12.6 million (See Note 17) (included in operating expenses) and an income tax benefit of $12.7 million (included in income taxes).

(g)
For the three months and nine months ended September 30, 2007, includes costs of the Afton impairment of $19.5 million (See Note 2) and the business improvement plan of $6.9 million (See Note 17) (included in operating expenses) and an income tax benefit of $10.5 million (included in income taxes).

(4)	Energy Related Derivative Contracts

OVERVIEW

Under derivative accounting and related rules for energy contracts, the Company accounts for its various derivative instruments for the purchase and sale of energy differently based on the Company’s intent.   Energy contracts that do not qualify for the normal sales and purchases exception are recorded at fair value on the Condensed Consolidated Balance Sheets.   Note 8 of Notes to Consolidated Financial Statements in the 2006 Annual Reports on Form 10-K/A (Amendment No. 1) contains information regarding energy related derivative contracts.  See Note 7 for additional information regarding interest rate swaps.

For derivative transactions meeting the definition of a cash flow or fair value hedge, the Company documents the relationships between the hedging instruments and the items being hedged.  This documentation includes the strategy that supports executing the specific transaction and the methods utilized to assess the effectiveness of the hedges.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The contracts recorded at fair value that do not qualify or are not designated for hedge accounting are classified as trading transactions or economic hedges.  Trading transactions are defined as derivative instruments used to take advantage of existing market opportunities.  Changes in the fair value of trading transactions are reflected on a net basis in operating revenues.  Economic hedges are defined as derivative instruments, including long-term power agreements, used to hedge generation assets and purchase power costs.  Changes in the fair value of economic hedges are reflected in results of operations, with changes related to sales contracts included in operating revenues and changes related to purchase contracts included in cost of energy.   Changes in the fair value of contracts qualifying for cash flow hedge accounting are included in accumulated other comprehensive income, except for amounts related to the PGAC that are recoverable from or refundable to customers, which are included in regulatory assets and liabilities on the Condensed Consolidated Balance Sheets.  Amounts due to or from counterparties for energy related derivative contracts are shown as derivative contracts on the Condensed Consolidated Balance Sheets.  The amounts shown as current assets and current liabilities relate to contracts that will be settled in the next twelve months.  Gains or losses related to cash flow hedge instruments are reclassified from accumulated other comprehensive income when the hedged transaction settles and impacts earnings.  Based on market prices at September 30, 2007, gains of $2.5 million for PNMR and $3.1 million for PNM would be reclassified from other comprehensive income into earnings during the next twelve months. However, the actual amount reclassified into earnings could vary due to future changes in market prices.  As of September 30, 2007, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is through September 2008.

GAAP defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.  Fair value is based on current market quotes as available and are supplemented by modeling techniques and assumptions made by the Company to the extent quoted market prices or volatilities are not available.  Generally, market data to value these instruments is available for up to five years for gas swaps and electricity contracts and up to 18 months for options.  The remaining periods are referred to as the illiquid period and are valued using internally developed pricing data.  The Company regularly assesses the validity and availability of pricing data for the illiquid period of its derivative transactions.  Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique.

The Company has entered into a limited number of derivative energy contracts with terms that extend through 15 years.  Observable market data is not available for the illiquid period of these contracts..  In the third quarter of 2007, the Company refined the modeling technique used to value the impacts of the illiquid periods and the utilization of net present value in fair valuing its portfolio.  In the second quarter of 2007, PNM implemented new market price curve models and assumptions.  The cumulative effect of these changes in valuation is accounted for as a change in accounting estimate under SFAS 154.  The effect of the change in estimate was a decrease to net earnings for PNMR and PNM of $1.3 million and $2.5 million for the three and nine months ended September 30, 2007, which is $0.02 and $0.03 per diluted share for PNMR.

PNM recognized an ineffectiveness loss on its fair value hedge of $0.9 million in the nine months ended September 30, 2007, which is included in operating revenues.  Ineffectiveness for certain cash flow hedges was immaterial during the nine months ended September 30, 2007.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR

PNMR’s commodity derivative instruments are summarized as follows:

	September 30,	December 31,	September 30,	December 31,
	2007	2006	2007	2006
Type of Derivative	Mark-to-Market Instruments		Hedge Instruments
		(In thousands)
Current Assets
Energy contracts	$14,568	$17,773	$2,075	$7,208
Gas fixed-for-float swaps and futures	33,251	21,875	1,483	4,655
Options	2,973	4,032	160	-
PGAC portion of options, swaps and hedges	-	-	10,449	16,748
Total current assets	50,792	43,680	14,167	28,611

Deferred Charges
Energy contracts	4,123	2,666	-	26,991
Gas fixed-for-float swaps	16,790	7,288	2,026	1,872
Options	5,051	1,028	-	-
PGAC portion of options, swaps and hedges	-	-		3,337
Total deferred charges	25,964	10,982	2,026	32,200

Total Assets	76,756	54,662	16,193	60,811

Current Liabilities
Energy contracts	(15,237)	(16,499)	-	-
Gas fixed-for-float swaps	(35,062)	(21,518)	(777)	(6,845)
Options	(7,124)	(4,003)	(462)	(109)
Regulatory liabilities for gas off-system
sales, fixed-for-float swaps and forward
physical trades	(615)	-	-	-
PGAC portion of options, swaps and hedges	-	-	(10,449)	(16,748)
Total current liabilities	(58,038)	(42,020)	(11,688)	(23,702)

Long-term Liabilities
Energy contracts	(7,944)	(7,472)	-	(154)
Gas fixed-for-float swaps	(3,253)	(862)	(41)	(1,915)
Options	(19,673)	(842)	-	-
PGAC portion of options, swaps and hedges	-	-	-	(3,337)
Total long-term liabilities	(30,870)	(9,176)	(41)	(5,406)

Total Liabilities	(88,908)	(51,196)	(11,729)	(29,108)

Net Total Assets and Liabilities	$(12,152)	$3,466	$4,464	$31,703

   PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM

PNM’s commodity derivative instruments are summarized as follows:

	September 30,	December 31,	September 30,	December 31,
	2007	2006	2007	2006
Type of Derivative	Mark-to-Market Instruments		Hedge Instruments
		(In thousands)
Current Assets
Energy contracts	$12,388	$16,374	$2,075	$1,057
Gas fixed-for-float swaps	12,173	1,950	1,418	1,615
Options	2,178	2,986	-	-
PGAC portion of options, swaps and hedges	-	-	10,449	16,748
Total current assets	26,739	21,310	13,942	19,420

Deferred Charges
Energy contracts	552	2,666	-	-
Gas fixed-for-float swaps	14,271	7,101	2,026	1,872
Options	4,835	825	-	-
PGAC portion of options, swaps and hedges	-	-	-	3,337
Total deferred charges	19,658	10,592	2,026	5,209

Total Assets	46,397	31,902	15,968	24,629

Current Liabilities
Energy contracts	(10,030)	(10,928)	-	-
Gas fixed-for-float swaps	(17,998)	(6,440)	(397)	(2,872)
Options	(5,285)	(3,255)	-	-
Regulatory liabilities for gas off-system
sales, fixed-for-float swaps and forward
physical trades	(615)	-	-	-
PGAC portion of options, swaps and hedges	-	-	(10,449)	(16,748)
Total current liabilities	(33,928)	(20,623)	(10,846)	(19,620)

Long-term Liabilities
Energy contracts	(4,272)	(7,472)	-	(154)
Gas fixed-for-float swaps	(960)	(421)	(41)	(1,915)
Options	(19,595)	(801)	-	-
PGAC portion of options, swaps and hedges		-	-	(3,337)
Total long-term liabilities	(24,827)	(8,694)	(41)	(5,406)

Total Liabilities	(58,755)	(29,317)	(10,887)	(25,026)

Net Total Assets and Total Liabilities	$(12,358)	$2,585	$5,081	$(397)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)	Earnings Per Share

In accordance with SFAS 128, dual presentation of basic and diluted earnings per share has been presented in the Condensed Consolidated Statements of Earnings of PNMR.  Information regarding the computation of earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)

Net Earnings	$8,372	$43,520	$58,277	$85,504

Average Number of Common Shares Outstanding	76,736	69,726	76,697	69,125
Dilutive effect of common stock equivalents (a):
Stock options and restricted stock	422	691	594	565
Equity-linked units	403	344	860	94
Average Common and Common Equivalent
Shares	77,561	70,761	78,151	69,784

Net Earnings per Share of Common Stock:
Basic	$0.11	$0.62	$0.76	$1.24
Diluted	$0.11	$0.62	$0.75	$1.23

(a)
Excludes the effect of average anti-dilutive common stock equivalents related to out-of-the-money stock options of 1,318,628 and 652,133 for the three months and 760,400 and 1,469,333 for the nine months ended September 30, 2007 and 2006, respectively.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)	Stock-Based Compensation

Information concerning stock-based compensation plans is contained in Note 13 of Notes to Consolidated Financial Statements in the 2006 Annual Reports on Form 10-K/A (Amendment No. 1).

Stock Options

The following table represents stock option activity for the nine months ended September 30, 2007:

				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
		Exercise	Value	Contract Life
Options for PNMR Common Stock	Shares	Price	(In thousands)	(Years)

Outstanding at beginning of period	2,999,606	$21.02
Granted	766,400	30.47
Exercised	(431,965)	20.44
Forfeited	(28,707)	27.34

Outstanding at end of period	3,305,334	$23.25	$99	7.36

Options exercisable at end of period	1,936,269	$19.97	$6,409	6.16

Options available for future grant	2,478,829

The following table provides additional information concerning stock option activity for the nine months ended September 30:

Options for PNMR Common Stock	2007	2006
	(In thousands, except per share amounts)

Weighted-average grant date fair value per share of options granted	$4.70	$3.87
Total intrinsic value of options exercised during the period	$4,854	$5,691

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock

The following table summarizes nonvested restricted stock activity for the nine months ended September 30, 2007:

		Weighted-
		Average
Nonvested Restricted		Grant-Date
PNMR Common Stock	Shares	Fair Value

Nonvested at beginning of period	161,769	$24.55
Granted	106,400	$28.79
Vested	(93,554)	$24.20
Forfeited	(765)	$26.34
Nonvested at end of period	173,850	$26.13

The total fair value of shares of restricted stock that vested during the nine months ended September 30, 2007 was $2.3 million.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

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

Short-term debt outstanding consists of:

	September 30,	December 31,
Short-term Debt	2007	2006
	(In thousands)

PNM
Commercial paper	$70,584	$251,300
Revolving credit facility	215,000	-
	285,584	251,300
PNMR
Commercial paper	65,000	263,550
Revolving credit facility	298,000	-
Local lines of credit	100	-
Bridge loan	-	249,495

	$648,684	$764,345

At November 1, 2007, PNMR and PNM had $188.2 million and $129.7 million of availability under their respective revolving credit facilities and local lines of credit, including reductions of availability due to outstanding letters of credit and amounts outstanding under the commercial paper programs.

As of September 30, 2007, TNMP had outstanding borrowings of $18.5 million from PNMR under its intercompany loan agreement.

Long-term Debt

On June 26, 2007, the City of Farmington, New Mexico issued $20.0 million of its PCRBs to finance or reimburse PNM for expenditures incurred in connection with pollution control equipment at the SJGS.  PNMR is obligated to pay amounts equal to the principal and interest on the PCRBs.  In addition, PNM issued $20.0 million of senior unsecured notes to secure and guarantee the PCRBs. Both the PCRBs and the senior unsecured notes mature in 2037 and bear interest at 5.15%. The proceeds from the PCRBs were placed directly in trust with an independent trustee. As PNM incurs qualified expenditures, it receives reimbursement from the trustee. In the event PNM does not incur qualified expenditures at least equal to the proceeds of the PCRBs, the amount remaining in the trust must be used by the trustee to redeem a portion of the PCRBs.  As of September 30, 2007, PNM had received $9.8 million from the trust. The senior unsecured notes are included in long-term debt in the Condensed Consolidated Balance Sheets of PNM and PNMR and the amount remaining in the trust is a restricted special deposit and included in other investments since it is restricted for the acquisition of items that will be included in utility plant.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effective June 15, 2007, TNMP redeemed $100.0 million of its 6.125% Senior Notes Due 2008 at a redemption price of 100.5% of the principal amount redeemed, plus accrued interest. To facilitate the redemption, PNMR made a cash contribution, recorded as equity, of $101.2 million to TNP, which then made an equity contribution to TNMP in the same amount.

PNMR has entered into three fixed-to-floating interest rate swaps with an aggregate notional principal amount of $150.0 million.  The swaps are accounted for as fair-value hedges with a liability position of approximately $1.8 million at September 30, 2007, with a corresponding reduction of long-term debt.

Stockholders’ Equity

PNMR offers new shares of PNMR common stock through the PNM Direct Plan and an equity distribution agreement.  For the nine months ended September 30, 2007, PNMR sold a combined total of 80,216 shares of its common stock through the PNMR Direct Plan and the equity distribution agreement for net proceeds of $2.2 million.  PNMR also issued 41,578 shares of its common stock for $1.1 million through its ESPP during the nine months ended September 30, 2007.

(8)	Pension and Other Postretirement Benefit Plans

PNMR and its subsidiaries (other than TNP, TNMP and First Choice) have a qualified defined benefit pension plan, a plan providing medical and dental benefits to eligible retirees, and an executive retirement program (“PNM Plans”).  PNMR is the sponsor of the PNM Plans and is legally obligated for the benefits owed to participants under them.  TNP, TNMP and First Choice have a qualified defined benefit pension plan, a plan providing medical and death benefits to eligible retirees and an executive retirement program (“TNMP Plans”).  Benefits were frozen in 1997 for the PNM pension plan and 2005 for the TNMP pension plan.  The TNMP retiree medical plan has been merged into the PNMR retiree medical plan although they continue to be accounted for and funded separately. Readers should refer to Note 12 of Notes to the Consolidated Financial Statements in the 2006 Annual Reports on Form 10-K/A (Amendment No. 1) for additional information on these plans.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM Plans

The following tables present the components of the PNM Plans’ net periodic benefit cost (income):

	Three Months Ended September 30,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2007	2006	2007	2006	2007	2006
			(In thousands)

Components of Net Periodic
Benefit Cost (Income)
Service cost	$36	$126	$632	$678	$14	$14
Interest cost	7,953	7,710	1,928	1,842	272	264
Expected long-term return on assets	(10,195)	(10,139)	(1,464)	(1,355)	-	-
Amortization of net loss	972	1,210	1,461	1,670	24	25
Amortization of prior service cost	79	79	(1,422)	(1,422)	3	3
Net periodic benefit cost (income)	$(1,155)	$(1,014)	$1,135	$1,413	$313	$306

	Nine Months Ended September 30,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2007	2006	2007	2006	2007	2006
			(In thousands)

Components of Net Periodic
Benefit Cost (Income)
Service cost	$108	$378	$1,897	$2,035	$42	$42
Interest cost	23,858	23,131	5,784	5,525	816	791
Expected long-term return on assets	(30,585)	(30,417)	(4,393)	(4,064)	-	-
Amortization of net loss	2,917	3,630	4,382	5,010	70	74
Amortization of prior service cost	238	238	(4,265)	(4,265)	10	10
Net periodic benefit cost (income)	$(3,464)	$(3,040)	$3,405	$4,241	$938	$917

For the three months ended September 30, 2007 and 2006, PNM contributed $1.5 million and $1.5 million, respectively, to trusts for other postretirement benefits.  For the nine months ended September 30, 2007 and 2006, PNM contributed $4.6 million and $4.6 million, respectively, to trusts for other postretirement benefits.  PNM expects to make contributions totaling $6.0 million during 2007 to trusts for other postretirement benefits.  PNM does not anticipate making any contributions to the pension or executive retirement plans during 2007.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TNMP Plans

The following tables present the components of the TNMP Plans’ net periodic benefit cost (income):

	Three Months Ended September 30,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2007	2006	2007	2006	2007	2006
			(In thousands)
Components of Net Periodic
Benefit Cost (Income)
Service cost	$-	$-	$98	$106	$-	$-
Interest cost	1,057	1,085	165	178	19	19
Expected long-term return on assets	(1,710)	(1,754)	(114)	(114)	-	-
Amortization of net gain	-	-	(39)	-	-	-
Amortization of prior service cost	(2)	-	15	15	-	-
Net Periodic Benefit Cost (Income)	$(655)	$(669)	$125	$185	$19	$19

	Nine Months Ended September 30,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2007	2006	2007	2006	2007	2006
			(In thousands)
Components of Net Periodic
Benefit Cost (Income)
Service cost	$-	$-	$295	$318	$-	$-
Interest cost	3,171	3,254	496	533	57	57
Expected long-term return on assets	(5,130)	(5,263)	(342)	(342)	-	-
Amortization of net gain	(5)	-	(117)	-	-	-
Amortization of prior service cost	-	-	45	45	-	-
Net Periodic Benefit Cost (Income)	$(1,964)	$(2,009)	$377	$554	$57	$57

For the three and nine months ended September 30, 2007, TNMP contributed $0.1 million and $0.4 million, respectively, to trusts for other postretirement benefits.  For the three and nine months ended September 30, 2006, TNMP made no contributions to trusts for other postretirement benefits.  TNMP expects to make contributions totaling $0.5 million during 2007 to trusts for other postretirement benefits.  TNMP does not anticipate making any contributions to the pension or executive retirement plans during 2007.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

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

In August 2006, PNM filed its renewable energy portfolio report and 2007 renewable energy procurement plan.  In its procurement plan, PNM stated that it would continue to procure renewable energy and RECs from wind and solar photovoltaic facilities and to capitalize the costs for recovery in its next rate case in accordance with a stipulation approved by the NMPRC in 2003.  The procurement plan requested the NMPRC to amend PNM’s solar photovoltaic program to eliminate the annual ceiling on new customer subscriptions, to approve the procurement of renewable energy and RECs from a biomass facility under a 20-year PPA beginning in 2009 and to authorize recovery of the costs of procurement under the PPA, including costs related to imputed debt.  The NMPRC issued a final order on December 14, 2006 which approved the amendment to the photovoltaic program, approved the procurement under the biomass PPA, and recognized a “disputable presumption” of the reasonableness of the costs of energy and capacity under the PPA.  The NMPRC denied PNM’s request to recover imputed debt costs, but gave PNM leave to present the issue again in a rate case.  On February 6, 2007, the NMPRC entered an order reopening the case with the limited purpose of reconsidering its determination that the act creates only a “disputable presumption” of the reasonableness of costs incurred under an approved procurement plan and invited briefs on that issue.  PNM, the NMPRC staff, and the New Mexico Attorney General filed briefs.  A decision is pending.

PNM’s Energy Portfolio Procurement Plan for 2008, filed September 4, 2007 with the NMPRC, seeks approval to recover costs associated with certain RECs.  No new renewable energy procurements are proposed in this filing.  The deadline set by the NMPRC for protests to the plan has expired and no protests are pending.  The NMPRC is required to act on the plan by November 29, 2007, but can extend the period for action for an additional ninety days.  If the NMPRC does not take timely action, the plan is approved by operation of law.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

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

New Source Review Rules

In 2003, the EPA issued a rule clarifying what constitutes routine maintenance, repair, and replacement of damaged or worn equipment, subject to safeguards to assure consistency with the Clean Air Act.  In March 2006, a panel of the U.S. Court of Appeals for the District of Columbia Circuit vacated this rule.  The action by the court did not eliminate the NSR exclusion for routine maintenance, repair, and replacement work nor did the decision rule on what activities are physical changes.  The EPA’s authority to write a rule based on the current NSPS hourly emission increase test remains in place, although the U.S. Supreme Court agreed to hear an appeal of the U.S. Circuit Court of Appeals for the Fourth Circuit ruling in favor of Duke Energy Corporation with respect to the hourly emission increase test being the appropriate method for calculating an emissions increase for PSD purposes.  On April 2, 2007, the U.S. Supreme Court issued its decision.  In a unanimous decision, the U.S. Supreme Court vacated the decision of the Fourth Circuit and remanded for further proceedings consistent with the U.S. Supreme Court’s opinion. The decision precludes the use of an increase in the maximum hourly emission rate for determining an emissions increase for PSD purposes.  The decision did not eliminate the NSR exclusion for routine maintenance, repair, or replacement, nor did it preclude the EPA from promulgating a regulation allowing an emission increase test for PSD purposes to be based on an increase in the maximum hourly emission rate.  The EPA has announced that it will proceed with revision of the NSR rules to specify that only activities that increase an emitting unit’s hourly rate of emissions trigger a major modification.  The Company is unable to determine the impact of this matter on its results of operations and financial position.

Citizen Suit Under the Clean Air Act

PNM reached an impasse with the Grand Canyon Trust and Sierra Club (“Plaintiffs”) and with the NMED with respect to certain matters under the Consent Decree of May 10, 2005.  As a result, PNM filed petitions with the U.S. District Court for the District of New Mexico on October 6 and 12, 2006, seeking a determination that PNM had complied with the Consent Decree with respect to the matters at issue.  The controversies related to PNM’s reports on NOX controls and demisters at SJGS.  PNM reached an agreement with the Plaintiffs and the NMED concerning these issues which was set forth in a Stipulated Order.  The Court entered the Stipulated Order approving the settlement on December 27, 2006.  The settlement does not require any additional material expenditures with respect to the implementation of the Consent Decree.  Counsel for Plaintiffs has submitted statements to PNM for payment of legal fees and costs incurred with respect to post-decree administration and disputes.  The parties have settled the fee request for a nominal amount.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On October 2, 2007, PNM received notice of a force majeure event from Babcock & Wilcox (“B&W”), PNM’s contractor for the environmental upgrade project at SJGS.  In the notice, B&W claimed a potential labor shortage could impact construction of improvements on Units 3 and 4.  PNM is currently evaluating the situation with B&W.  Although the evaluation may take several weeks, PNM was required to submit notice to Plaintiffs and NMED by October 16, 2007, to preserve its rights with respect to force majeure under the Consent Decree.  If PNM, the Plaintiffs and NMED subsequently agree that the circumstances constitute a force majeure event, construction schedules may be revised under the Consent Decree.

The Consent Decree includes a provision whereby stipulated penalties are assessed for non-compliance with specified emissions limits.  Stipulated penalty amounts are placed in escrow on a quarterly basis pending review of SJGS’s emissions performance for each quarter.  PNM has placed $1.0 million into escrow as potential stipulated penalties.  By letter dated March 20, 2007, the NMED and Plaintiffs requested information concerning PNM’s calculation of potential stipulated penalty amounts and the amounts held in escrow.  PNM submitted its response to NMED on May 23, 2007.  To date, the NMED has taken no further action with respect to the requested information.

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

In 2000, the Navajo Tribal Council approved operating permit regulations under the Navajo Nation Air Pollution Prevention and Control Act.  The Four Corners participants believe that the regulations fail to recognize that the Navajo Nation did not intend to assert jurisdiction over Four Corners.  Each of the Four Corners participants filed a petition with the Navajo Nation Supreme Court for review of the operating permit regulations.  Those proceedings have been stayed, pending the outcome of the settlement negotiations mentioned above.

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
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Four Corners Federal Implementation Plan Litigation

In September 1999, the EPA proposed a FIP to set air quality standards at certain power plants, including Four Corners.  On July 26, 2006, the Sierra Club sued the EPA in an attempt to force the EPA to issue a final FIP to limit emissions at Four Corners.  On September 12, 2006, the EPA proposed a revised FIP to establish air quality standards at Four Corners.

APS, the Four Corners operating agent, intervened in the proceeding as a defendant in order to protect the interests of the participants.  The Sierra Club and the EPA reached a settlement over the timing of the issuance of the FIP and a Consent Decree was lodged with the Court on December 13, 2006 and notice of the lodging of the Consent Decree was published in the March 15, 2007 Federal Register.  Under the terms of the proposed Consent Decree, the EPA, on April 30, 2007, issued the final FIP for Four Corners.  The FIP essentially federalizes the requirements contained in the New Mexico State Implementation Plan, which Four Corners has historically followed.  In the case of sulfur dioxide, the FIP includes an emission limit that Four Corners has achieved following a successful program to determine if additional reductions could be made with the existing controls.  The FIP also includes a requirement to control fugitive dust within 18 months after the FIP becomes effective.  APS filed a Petition for Review on July 2, 2007 in the U.S. Circuit Court of Appeals for the Tenth Circuit seeking revisions to the FIP in order to clarify certain requirements and allow operational flexibility.  The Sierra Club also filed a Petition for Review with the Tenth Circuit Court on July 6, 2007, challenging whether the FIP complies with the requirements of the Clean Air Act.

The Court consolidated the APS and Sierra Club petitions on August 10, 2007.  On September 17, 2007, the EPA filed a motion for limited voluntary remand of the record and to vacate the briefing schedule and stay the proceedings during the time period of the remand to give the EPA time to provide additional technical justification for the FIP limits.  In particular, the EPA asked the court for an opportunity to provide a full explanation in response to APS’ position during the FIP rulemaking that Units 4 and 5 could not continuously attain the opacity standard even when no malfunction of the equipment was occurring and to address APS’ request for an allowance for exceedences of the opacity standard up to 0.2 percent of the time for each reporting period.  APS filed its response in opposition to EPA’s motion to remand the record on October 1, 2007, and on October 12, 2007, the Court denied EPA’s motion to remand.  APS believes the proper remedy for an agency’s failure to justify a rule or respond adequately to comments in the rulemaking process is to vacate the rule, not to remand the record.  The Company is unable to determine the impact of these matters on its results of operations and financial position.

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

Santa Fe Generating Station

PNM and the NMED conducted investigations of gasoline and chlorinated solvent groundwater contamination detected beneath the site of the former Santa Fe Generating Station to determine the source of the contamination pursuant to a 1992 settlement agreement between PNM and the NMED.

PNM believes that the data compiled indicates observed groundwater contamination originated from off-site sources.  However, in 2003, PNM elected to enter into a fifth amendment to the 1992 Settlement Agreement with the NMED to avoid a prolonged legal dispute, whereby PNM agreed to supplement remediation facilities by installing an additional extraction well and two new monitoring wells to address remaining gasoline contamination in the groundwater at and in the vicinity of the site.  These wells were completed in 2004.  PNM will continue to operate the remediation facilities until the groundwater meets applicable federal standards or until such time as the NMED determines that additional remediation is not required, whichever is earlier.  The City of Santa Fe, the NMED and PNM entered into an amended Memorandum of Understanding relating to the continued operation of the well and the remediation facilities called for under the latest amended Settlement Agreement.  The well continues to operate and meets federal drinking water standards.  PNM is not able to assess the duration of this project.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM has been verbally informed that the Superfund Oversight Section of the NMED is conducting an investigation into the chlorinated solvent contamination in the vicinity of the site of the former Santa Fe Generating Station.  The investigation will study possible sources for the chlorinated solvents in the groundwater.  The NMED investigation is ongoing.

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

NRC Matters

In October 2006, the NRC conducted an inspection of the PVNGS emergency diesel generators after a Palo Verde Unit 3 generator started but did not provide electrical output during routine inspections on July 25 and September 22, 2006.  On February 22, 2007, the NRC issued a “white” finding (low to moderate safety significance) for this matter.  Under the NRC’s Action Matrix, this finding, coupled with a previous NRC “yellow” finding relating to a 2004 matter involving PVNGS’s safety injection systems, resulted in PVNGS Unit 3 being placed in the “multiple/repetitive degraded cornerstone” column of the NRC’s Action Matrix (“Column 4”), which has resulted in an enhanced NRC inspection regimen.  Although only PVNGS Unit 3 is in NRC’s Column 4, in order to adequately assess the need for improvements, APS management has been conducting site-wide assessments of equipment and operations.  Preliminary work in support of the NRC’s enhanced inspection regimen took place throughout the summer of 2007.  On June 21, 2007, the NRC issued a confirmatory action letter confirming APS’ commitments, as operator, regarding specific actions APS will take to improve PVNGS’s performance.  From October 1, 2007, through November 2, 2007, a team of NRC inspectors performed on-site in-depth inspections of PVNGS equipment and operations.  APS expects to be informed of the NRC’s inspection findings in late December 2007 or January 2008.  APS continues to cooperate fully with the NRC throughout this process.  Following receipt of the inspection findings and APS’ revisions to improvement plans to address the inspection findings, the NRC is expected to issue a revised confirmatory action letter in the first quarter of 2008. The Company is unable to predict the outcome of this matter or any potential impact on PVNGS operating costs.

On November 9, 2006, APS notified the NRC that a senior reactor operator at PVNGS had attempted to cover up a mistaken entry the operator had made in a PVNGS operations verification log.  The senior reactor operator resigned shortly thereafter.  By letter dated July 12, 2007, the NRC notified APS that, based upon the results of its investigation of the matter, the NRC is considering an escalated enforcement action against PVNGS due to the willfulness of the senior reactor operator’s actions.  The NRC noted in its letter that the safety significance of the matter was very low.  The NRC also offered to resolve the potential escalated enforcement action through alternative dispute resolution, which APS elected to do.  As a result, a settlement was reached under which APS agreed to take a number of corrective actions, including specified training for certain PVNGS personnel and follow up reporting to the NRC.  As a result of these commitments, the NRC agreed not to pursue any further enforcement action in connection with this matter.  The agreement between APS and the NRC became effective upon the NRC’s issuance of a confirmatory order, dated October 19, 2007.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

OTHER COMMITMENTS AND CONTINGENCIES

PNM

PVNGS Liability and Insurance Matters

The PVNGS participants have financial protection for public liability resulting from nuclear energy hazards to the full limit of liability under federal law.  This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $300.0 million and the balance by an industry-wide retrospective assessment program.  If losses at any nuclear power plant covered by the programs exceed the primary liability insurance limit, PNM could be assessed retrospective adjustments.  The maximum assessment per reactor under the program for each nuclear incident is $100.6 million.  The retrospective assessment is subject to an annual limit of $15.0 million per reactor per incident.  Based upon PNM’s 10.2% interest in the three PVNGS units, PNM’s maximum potential assessment per incident for all three units is $30.8 million, with an annual payment limitation of $4.6 million. If the funds provided by this retrospective assessment program prove to be insufficient, Congress could impose revenue-raising measures on the nuclear industry to pay claims.

San Juan River Adjudication

In 1975, the State of New Mexico filed an action entitled “State of New Mexico v. United States, et al.”, in the District Court of San Juan County, New Mexico, to adjudicate all water rights in the San Juan River Stream System.  The Company was made a defendant in the litigation in 1976.  The action is expected to adjudicate water rights used at Four Corners and at SJGS.  In 2005, the Navajo Nation and various parties announced a settlement of the Nation’s reserved surface water rights.  Congressional legislation as well as other approvals will be required to implement the settlement.  The Company cannot determine the effect, if any, of any water rights adjudication on the present arrangements for water at SJGS and Four Corners.  It is PNM’s understanding that final resolution of the case cannot be expected for several years. PNM is unable to predict the ultimate outcome of this matter.

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
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

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

As previously reported, there have been a number of additional appeals pending before the U.S. Court of Appeals for the Ninth Circuit with regard to FERC’s orders issued in the various California market refund dockets and PNM has participated in various appeals as one of the members of the Competitive Sellers Group.  The Ninth Circuit has held a number of mediation conferences in these, and the multiple other appeals pending before it, to assess the opportunities for settlement, in which PNM has participated.  The Ninth Circuit issued an order declaring a 45-day time out period to allow parties the opportunity to assess the recent court decisions and the potential for settlement of cases.  In October 2006, the Ninth Circuit extended the time out period in several of the cases.  In September 2006, a mediation conference was convened at the California Public Utilities Commission to assess the potential settlement of the refund proceedings.  The conference was attended by, among others, PNM, the other buyers and sellers, FERC personnel, a settlement judge and mediator from the Ninth Circuit, and a former FERC ALJ (whose help was enlisted by the Ninth Circuit) to aid in the mediation process.  Representatives of PNM continue to attend and participate in the mediation and case management sessions being hosted by the Ninth Circuit.  By notice issued in January 2007, the parties to the appeals were advised that the former FERC ALJ will no longer participate in the mediation efforts.  In August 2007, the Ninth Circuit further extended the time-out period for settlement discussions to continue until November 16, 2007.  The Company cannot predict the ultimate outcome of FERC proceedings that may result from the decisions in these appeals, or whether PNM will be ultimately directed to make any additional future refunds as the result of these court decisions, or whether settlement will be reached in the case.

Pacific Northwest Refund Proceeding

Puget Sound Energy, Inc. filed a complaint at the FERC alleging that spot market prices in the Pacific Northwest wholesale electric market were unjust and unreasonable.  In 2003, the FERC issued an order recommending that no refunds should be ordered.  Several parties in the proceeding filed requests for rehearing and the FERC denied rehearing and reaffirmed its prior ruling that refunds were not appropriate for spot market sales in the Pacific Northwest during the first half of 2001.  The Port of Seattle then filed an appeal of the FERC’s order denying rehearing in the Ninth Circuit.  As a participant in the proceedings before the FERC, PNM  also participated in the appeal proceedings.  Oral argument in the case was held on January 8, 2007.  In August 2007, the Ninth Circuit issued its decision on appeal and determined that FERC erred in excluding certain purchases in the Pacific Northwest spot markets from consideration in the Pacific Northwest refund proceeding, and that FERC should have taken into account evidence of manipulation in the California spot markets that was presented after the original evidentiary proceeding.  The court remanded the case to FERC to reconsider its decision to deny refunds, in light of the evidence of market manipulation and the various recent Ninth Circuit decisions, but did not require FERC to order refunds.  In September 2007, the Ninth Circuit extended the time period for filing petitions for rehearing on their decision until November 16, 2007.  The Company is unable to predict the ultimate outcome of this appeal, or whether PNM will ultimately be directed to make any refunds for these transactions.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

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
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

California Attorney General Complaint

In 2002, the California Attorney General filed a complaint with the FERC against numerous sellers, including PNM, regarding prices for wholesale electric sales into the Cal ISO and Cal PX markets and to the California Department of Water Resources. In 2002, the FERC entered an order denying the California Attorney General’s request to initiate a refund proceeding, but directed sellers, including PNM, to comply with additional reporting requirements with regard to certain wholesale power transactions. The California Attorney General filed a petition for review in the Ninth Circuit. The Ninth Circuit issued a decision upholding the FERC’s authority to establish the market-based rate framework under the Federal Power Act, but held that the FERC violated its administrative discretion by declining to investigate whether it should order refunds from sellers who failed to provide transaction-specific reports to the FERC as required by its rules. The Ninth Circuit determined that the FERC has the authority to order refunds for these transactions if it elects to do so and remanded the case back to the FERC for further proceedings, including a determination as to whether additional refunds are appropriate. In December 2006, PNM joined a group of sellers in filing a petition for writ of certiorari in the U.S. Supreme Court challenging the decision by the Ninth Circuit.  On June 18, 2007, the U.S. Supreme Court denied the Petition for Certiorari filed by various competitive sellers, including PNM.  The parties to the appeal are now awaiting disposition of the case back to FERC.  The Company cannot predict the ultimate outcome of the FERC proceeding on remand, or whether PNM will be ultimately directed to make any additional refunds as the result of the decision.

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

Regional Transmission Issues

Transmission Services

In July 2005, the FERC issued an order terminating its proceeding on standard market design, stating that since issuance of the standard market design notice of proposed rulemaking, the electric industry has made significant progress in the development of voluntary RTOs and ISOs. In September 2005, the FERC issued a Notice of Inquiry on Preventing Undue Discrimination and Preference in Transmission Services seeking information from the industry regarding the provisions of the OATT for possible revision in a future rulemaking.  On May 18, 2006, FERC issued a NOPR to reform its pro forma OATT.  FERC emphasized that its purpose for the NOPR was not to create new market structures, redesign approved RTO or ISO markets, require transmission owners to divest control over transmission, impinge on state jurisdiction, or weaken the protection of native load customers.  Core OATT elements were retained, including comparability requirements, protection of native load, state’s jurisdiction over bundled retail load, functional unbundling to address undue discrimination, and reciprocity.  PNM and TNMP have filed Comments and Supplemental Comments in this proceeding.  In February 2007, FERC issued Order 890 setting out the new OATT rule, which became effective in May 2007.  Order 890 addressed several elements of transmission service, including:  (1) requiring greater consistency and transparency in calculating available transfer capacity for transmission; (2) requiring transparent transmission planning and customer access to transmission plans; (3) reform of rollover rights; and (4) clarification of various ambiguities in transmission rights under the new OATT.   Order 890 also required numerous compliance filings to be made by transmission providers.  Order 890 also attempted to clarify certain elements of transmission service utilized for network generation resources, but still left uncertain the transmission used for such resources that pre-dated transmission open access.  PNM filed a petition for rehearing seeking clarification of this issue in regards to one such generation resource that PNM has under contract.  Numerous other entities also filed petitions for rehearing and/or clarification.  Additionally, a number of entities, including EEI, have requested extensions of time for making several of the compliance filings due under the order issued in the NOPR.  Order 890 is still pending before the FERC.  The Company is awaiting FERC action on rehearing requests.  The Company’s transmission group has been working to prepare the numerous FERC compliance filings required by Order 890.  On May 30, 2007, the Company posted its initial compliance filing and its transmission planning proposal on its website.  PNM will continue making the required compliance filings and will participate in FERC’s technical conferences regarding Order 890 reliability standards.  The Company cannot predict what impact the final rule will have on its operations.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

FERC Office of Market Oversight and Investigations

In November 2005, PNM received notice that the FERC Division of Operational Audits of the Office of Enforcement formerly known as the Office of Market Oversight and Investigations would perform a compliance audit of the Company.  The audit covered the period from January 2004 to the present and examined the Company’s compliance with the FERC standards of conduct and OASIS requirements, compliance of the Company’s transmission practices with the FERC regulations and applicable OATT, and compliance of PNM’s wholesale electricity marketing operation with its market-based rate tariff.  This audit is part of a series of routine, mandatory audits of all of the utilities under FERC oversight, focused on compliance with the FERC’s rules and regulations.  Similar audits have been conducted of other regional utilities.

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

The Company joined with other defendants in a motion to dismiss on the ground that the relator does not meet certain jurisdictional requirements for bringing suit under the False Claims Act. On October 20, 2006, the U.S. District Court for the District of Wyoming issued an order granting the motion and dismissing some of the defendants, including the Company. The relator then appealed to the U.S. Court of Appeals for the Tenth Circuit.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company subsequently executed a settlement agreement with the private relator pursuant to which the relator agreed to dismiss his appeal, the Company agreed to forego any efforts to seek attorney fees, costs and expenses, and the parties provided mutual releases.  Upon the motion of the relator, on April 23, 2007 the U.S. Court of Appeals for the Tenth Circuit issued an order dismissing the appeal against the Company.  Upon the motion of the Company and some of the other defendants, on July 19, 2007, the United States District Court for the District of Wyoming issued an order dismissing their claims for attorney fees, costs and expenses.  The settlement agreement has now been fully implemented. As a result, the Company has no further potential liability from this litigation.

Biomass Project

PNM has entered into a 20-year contract for the purchase of 35 MW of capacity from a renewable biomass power generation facility in central New Mexico to commence in 2009.  The purchase power agreement is contingent upon the satisfaction of certain conditions precedent as outlined in the purchase power agreement.  The contract contains several conditions that must be met, including obtaining permits, completion of financial closing by April 2, 2007 and the start of construction by July 2, 2007.  The biomass project owner was unable to complete the financial closing on April 2, 2007.  As a result, PNM delivered a Remediable Event of Default letter to the biomass project owner.  The operator has declared a force majeure over failure to obtain an air permit.  On June 18, 2007, PNM sent a letter to the operator conditionally accepting the notice of force majeure.  The operator is required to remedy the condition within 180 days of the notice dated May 25, 2007.  A hearing was held on August 20, 2007 on the owner’s appeal of the denial of the air permit.  The air permit was approved on October 2, 2007.

The biomass project owner filed an application in August 2007 for a renewable energy production tax credit in connection with the project.   Production tax credit to all applicants is limited to two million megawatt hours per year.  The project owner’s application was denied on September 27, 2007, on grounds that the owner had not demonstrated the project was a qualifying facility for the credit because it had not shown there was a sufficient amount of wood fuel under contract.  The project owner filed an appeal of that decision on October 10, 2007.  The Company is unable to predict the outcome of this matter.

Valencia Energy Facility

On April 18, 2007, PNM entered into a power purchase agreement to purchase all of the electric capacity and energy from the Valencia Energy Facility, a proposed natural gas-fired power plant to be constructed near Albuquerque, New Mexico.  A third-party will build, own and operate the facility while PNM will be the sole purchaser of the electricity generated. The total projected construction cost for the facility is from $100 million to $105 million. The term of the power purchase agreement is for 20 years beginning June 1, 2008, with the full output of the plant estimated up to an average of 148 MW.  PNM will have the option to purchase and own up to 50% of the plant after it reaches commercial operation.  PNM estimates that the plant will typically operate during peak periods of energy demand in summer (less than 18% of the time on an annual basis).  PNM has evaluated the accounting treatment of this PPA and concluded that until the plant reaches commercial operation there are no impacts on PNM since it has no financial risks.  However, after commercial operation is achieved, PNM will consolidate the plant under FIN 46R since it will absorb the majority of the variability in the cash flows of the plant.

On May 31, 2007, the office of the AG and the staff of the NMPRC filed a Petition For Formal Review requesting the NMPRC to investigate the PPA and related transactions relating to the Valencia Energy Facility to determine, among other things, whether the transactions are prudent, appropriate and consistent with NMPRC rules, and to establish the ratemaking treatment of the PPA.  On June 21, 2007, the NMPRC ordered PNM to respond to the Petition so that the NMPRC could ascertain PNM’s position on the matters raised before proceeding further with processing the Petition.  In its response, filed July 11, 2007, PNM described the terms of the agreement and process used to select this resource, stated that an investigation was not warranted and joined in the staff’s and AG’s request for determination of the ratemaking treatment for the agreement.  On November 6, 2007, the NMPRC issued an order, which appointed a hearing examiner and directed her to consider the issues raised in the petition and the response, including whether PNM's actions in entering into the PPA and in reporting that transaction to the NMPRC were consistent with statute and NMPRC rules.  The Company is unable to predict the outcome of this matter.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10)	Regulatory and Rate Matters

PNMR

Price-to-Beat Base Rate Reset

Based on the terms of the Texas stipulation related to the acquisition of TNP, First Choice made a filing to reset its price-to-beat base rates in December 2005. First Choice’s price-to-beat base rate case was consolidated with TNMP’s 60-day rate review (see “60-Day Rate Review” below). First Choice requested that the PUCT recognize in its new price-to-beat base rates the TNMP rate reduction and the synergy savings credit provided for in the TNP acquisition stipulation. In May 2006, TNMP, First Choice, the PUCT staff and other parties filed a non-unanimous settlement agreement (“NUS”).  On July 20, 2006, the ALJ reopened the record to accept argument concerning the provisions for accumulated deferred federal income taxes and the carrying charges on stranded costs. Subsequently, on August 24, 2006, the ALJ issued a Proposal For Decision urging the PUCT to reject the NUS.  After the parties filed exceptions to the Proposal For Decision, the PUCT unanimously rejected the ALJ’s proposal and approved the NUS on November 2, 2006.  The PUCT made First Choice’s new price-to-beat base rates effective on December 1, 2006, as First Choice had requested.  As price-to-beat rates expired on December 31, 2006, the approved rates are no longer applicable.  In January 2007, TNMP’s 60-Day Rate Review proceeding and the underlying NUS were appealed by various Texas cities to a Texas district court.  TNMP and FCP have intervened and will defend the PUCT’s Final Order approving the NUS.

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
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM

Gas Rate Case

On May 30, 2006, PNM filed a general gas rate case that asked the NMPRC to approve an increase in the service fees charged to its 481,000 natural gas customers.  The proposal would increase the set monthly fee, the charge tied to monthly usage, and miscellaneous on-demand service fees.  Those fees are separate from the cost of gas charged to customers.  The monthly cost of gas charge would not be affected by the fee increase.  The petition requested an increase in base gas service rates of $22.6 million and an increase in miscellaneous on-demand service rates of approximately $0.2 million.  The request was designed to provide PNM’s gas utility an opportunity to earn an 11% return on equity, which is consistent with the average return allowed ten comparable natural gas utilities.  The petition also requested approval of a line item that provides a true-up mechanism for operational costs when system-wide gas consumption is lower or higher than what is designed in the rates.  A hearing on the case was conducted before a hearing examiner in December 2006.  On June 29, 2007 the NMPRC unanimously approved an increase in annual revenues of approximately $9 million for PNM.  The NMPRC based the new rates on a revenue requirement needed to earn a 9.53% return on equity.  The NMPRC did not approve PNM’s request for the true-up mechanism for operational costs based on system-wide gas consumption.  PNM filed a Notice of Appeal with the New Mexico Supreme Court on July 27, 2007.  The AG filed his Notice of Appeal on July 31, 2007.  The AG’s appeal seeks reversal of the NMPRC decision on one issue – weather normalization.  PNM’s appeal seeks reversal of the NMPRC determination of the required return on equity and on four cost-of-service accounting issues.  If PNM’s appeal is successful in all respects and the AG’s appeal is unsuccessful, PNM’s authorized annual revenue would increase by about $10 million.    If PNM’s appeal is unsuccessful in all respects and the AG’s appeal is upheld, PNM’s annual revenues would decrease by $6.8 million.  Initial briefs are due to be filed November 20, 2007.  PNM is unable to predict the outcome of these appeals.

Electric Rate Case

On February 21, 2007, PNM filed a general electric rate case requesting the NMPRC to approve an increase in service fees to all of PNM’s retail customers except those formerly served by TNMP.  The request is designed to provide PNM’s electric utility an opportunity to earn a 10.75% return on equity.  The application also requests authorization to implement a Fuel and Purchased Power Adjustment Clause through which changes in the cost of fuel and purchased power, above or below the costs included in base rates, will be passed through to customers on a monthly basis.  On September 6, 2007, the NMPRC extended the suspension of PNM’s proposed rates to May 7, 2008 and directed PNM to file supplemental testimony and exhibits to correct certain errors in PNM’s February 21, 2007 filing that PNM had brought to the NMPRC’s attention. The required supplemental testimony and exhibits were filed on September 10, 2007.  As supplemented by this filing, PNM’s rate application requests an increase in electric revenues of $82.4 million, an increase of 14.8% over test period revenue.  The NMPRC staff, the AG, and other intervenors have filed testimony and recommendations regarding PNM's rate application that propose substantial reductions to PNM's proposed rates.  These parties also stated their opposition to PNM's proposal to implement a Fuel and Purchased Power Adjustment Clause.  PNM is preparing rebuttal testimony to refute the positions of these parties and further support its position.  A hearing is scheduled to begin December 5, 2007.  A recommended decision of the hearing examiner is due by February 28, 2008.  PNM is unable to predict the outcome of the rate proceeding.

NMPRC Inquiry on Fuel and Purchased Power Adjustment Clauses

On October 16, 2007, the NMPRC voted to open a notice of inquiry that may eventually lead to establishing simple and consistent rules for the implementation of fuel and purchased power cost adjustment clauses for all investor-owned utilities and electric cooperatives in New Mexico.  The investor-owned utilities and electric cooperatives are being asked to respond to a series of questions, the responses to which which will be discussed at a future workshop.  The  NMPRC staff was directed to make a filing dealing with the need for consistency of the fuel clauses, streamlining, and whether a single methodology would be beneficial and should be applied to all of the utilities. Responses to the notice of inquiry are due by December 3, 2007.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Complaint Against Southwestern Public Service Company

In September 2005, PNM filed a complaint under the Federal Power Act against SPS. PNM believes that through its fuel cost adjustment clause, SPS has been overcharging PNM for deliveries of energy. PNM requested that the FERC investigate these charges for the period 2001 through 2004, and going forward. PNM had previously intervened in the Golden Spread Electric Coop complaint case against SPS for the same matter. The hearing was held in that case and in May 2006, the ALJ issued an initial decision in that proceeding recommending that SPS make refunds to customers, including PNM, for misapplication of charges in its fuel cost adjustment clause. The parties in that proceeding filed their exceptions to the initial decision, which has gone to the FERC for review. Fuel cost charges for 2005 and 2006 are being addressed as part of the finding in the Golden Spread fuel charge adjustment clause case pending before the FERC, in which PNM is an intervenor.  PNM’s complaint also alleges that SPS’ demand charge rates for interruptible power sales are excessive and requested that the FERC set a refund effective date of September 13, 2005 for these rates. Settlement conferences were held before a FERC settlement judge throughout the first quarter of 2006. Upon the failure of the parties to reach a settlement, the judge recommended the case proceed to hearing.

Additionally, in November 2005, SPS filed an electric rate case proposing to unbundle and raise rates charged to customers effective July 2006. PNM intervened in the case and objected to the proposed rate increase. In September 2006, PNM and SPS filed a settlement agreement at FERC in which PNM settled its issues in the complaint proceeding, as well as its concerns with SPS’ proposed rate increases in the SPS rate case.  On October 10, 2006, interested parties and FERC Trial Staff filed comments on the proposed settlement.  Only one party opposed the settlement, which was supported or not opposed by the remaining active parties and the FERC Trial Staff.  On October 19, 2006, PNM, SPS and FERC Trial Staff each filed reply comments contending that opposition was without merit.  The Settlement Judge and the ALJ have certified the contested partial settlement and sent it to the FERC for final approval.  The settlement must be approved by the FERC before it may be effective.  The settlement has no impact on the initial decision of the ALJ in the fuel cost adjustment clause case or the pending petitions for rehearing in that docket.

In July 2007, the FERC open meeting agenda indicated the Golden Spread complaint case initial decision was on the docket for consideration by the FERC.  SPS and Golden Spread Electric Coop filed a motion to delay the FERC action on the initial decision to provide additional opportunity for the parties to reach settlement.  PNM filed its opposition to the motion requesting the FERC to proceed to issue an order on the initial decision.  However, FERC removed the Golden Spread item from its agenda.  In September 2007, the FERC open meeting agenda again indicated the Golden Spread complaint case initial decision was on the docket for consideration by the FERC.  SPS and Golden Spread filed a motion to defer FERC action on the initial decision to provide yet additional time for them to reach settlement.  PNM and another intervenor in the case filed their opposition to the motion requesting the FERC to proceed to issue an order on the initial decision of the ALJ.  However, FERC removed the Golden Spread item from its open meeting agenda and did not issue an order on the initial decision.  PNM cannot predict if the settlement will be approved by the FERC or what the outcome of the fuel cost adjustment clause proceeding at the FERC will be.

TNMP

TNMP Competitive Transition Charge True-Up Proceeding

The purpose of the true-up proceeding was to quantify and reconcile the amount of stranded costs that TNMP may recover from its transmission and distribution customers.  A 2004 PUCT decision established $87.3 million as TNMP’s stranded costs.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Interest Rate for Calculating Carrying Charges on TNMP’s Stranded Cost

The PUCT approved an amendment to the true-up rule at its June 29, 2006 open meeting. The amendment will result in a lower interest rate that TNMP is allowed to collect on the unsecuritized true-up balance through a stranded cost. The PUCT concluded that the correct rate at which a utility should accrue carrying costs through a stranded cost is the weighted average of an adjusted form of its marginal cost of debt and its unadjusted historical cost of debt, with the weighting based on the utility’s most recently authorized capital structure.  The new rate will affect TNMP by lowering the previously approved carrying cost rate of 10.93%. This change in carrying charges will affect the rates set in TNMP’s stranded cost filing. The rule went into effect on July 20, 2006, and TNMP has made its compliance filing.  Because the PUCT staff disagreed with TNMP’s calculation of the interest rate, the matter was referred to SOAH for a hearing on the merits. The parties filed and submitted testimony.  Initial briefs were filed on April 6, 2007 with reply briefs filed on April 16, 2007.  On June 18, 2007, the ALJ issued a proposed order approving an interest rate of 8.06%. As this calculation differs from TNMP’s methodology and result, TNMP filed exceptions on July 2, 2007.  At the July 20, 2007 open meeting, the PUCT unanimously rejected the proposed order regarding the calculation of TNMP's on-going interest rate for the CTC. The PUCT approved the 8.31% interest rate proposed by TNMP and the PUCT staff.  The PUCT will issue a signed final order and then TNMP will be required to make a compliance filing to implement new rates.

60-Day Rate Review

In November 2005, TNMP made its required 60-day rate review filing.  TNMP’s case establishes a CTC for recovery of the true-up balance.  As noted above, TNMP’s 60-day rate review, along with First Choice’s price-to-beat rate reset filing, were consolidated.  See “Price-To-Beat Base Rate Reset” above for further updates.  On November 2, 2006, the PUCT issued a signed order which would allow TNMP to begin collecting its true-up balance, which includes carrying charges, over a 14 year period.  The order also allows TNMP to collect expenses associated with several cases over a three-year period.  The PUCT allowed TNMP to begin collecting its CTC and its rate case expenses on December 1, 2006.  In January 2007, this proceeding was appealed by various Texas cities to the district court, in Austin, Texas.  TNMP and First Choice have intervened and will defend the PUCT’s Final Order in this proceeding.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On June 1, 2007, PNMR contributed its ownership of Altura to EnergyCo at fair value of $549.6 million (after the working capital adjustment described below). ECJV made a cash contribution to EnergyCo equal to 50% of the fair value amount, and EnergyCo distributed that cash to PNMR.  PNMR accounted for this transaction by (1) removing the assets and liabilities transferred to EnergyCo from its consolidated financial statements; (2) recording an additional investment in EnergyCo for an amount equal to 50% of the net carrying value of the Altura assets and liabilities transferred, reflecting that 50% of the items transferred are in effect still owned by PNMR; and (3) reflecting in results of operations the difference between the cash received and 50% of the net carrying value of the items transferred that in effect were sold to ECJV, which resulted in a pre-tax loss of $3.6 million being reflected in energy production costs.  As provided under the contribution agreement, subsequent to June 1, 2007, an adjustment to the contribution amounts was made for changes in components of working capital between the date for which fair value was determined and closing.  The result of this adjustment was a payment by PNMR of $2.1 million.

EnergyCo has entered into a bank financing arrangement with a term of five years, which includes a revolving line of credit.  This facility also provides for bank letters of credit to be issued as credit support for certain contractual arrangements entered into by EnergyCo.  Cascade has guaranteed EnergyCo’s obligations on this facility and, to secure EnergyCo’s obligation to reimburse Cascade for any payments made under the guaranty, has a first lien on all assets of EnergyCo and its subsidiaries.  In June 2007, EnergyCo distributed $87.5 million to each of PNMR and ECJV from a long-term borrowing under this facility.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information for EnergyCo is as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2007
	(In thousands)

Revenues	$100,463	$114,828
Expenses and other income	81,249	93,563
Earnings before income taxes	19,214	21,265
Income taxes(1)	399	399
Net earnings	$18,815	$20,866

50 percent of net earnings	$9,408	$10,433
Plus amortization of basis difference in EnergyCo	1,148	1,733
PNMR equity in net earnings of EnergyCo	$10,556	$12,166

(1)  Represents the Texas Margin Tax, which is considered an income tax.

As of September 30, 2007
(In thousands)

Current assets	$92,417
Net utility plant	833,607
Deferred assets	331,129
Total assets	1,257,153

Current liabilities	85,329
Long-term debt	622,778
Other long-term liabilities	26,506
Total liabilities	734,613

Owners’ equity	$522,540

50 percent of owners’ equity	$261,270
Unamortized PNMR basis difference in EnergyCo	387
PNMR equity investment in EnergyCo	$261,657

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

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

See Note 11 for information concerning EnergyCo and Note 14 for information concerning the transfer of operations from TNMP to PNM.  The table below summarizes the nature and amount of other related party transactions of PNMR, PNM and TNMP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In thousands)
Electricity, transmission and related services billings:
PNM to TNMP	$-	$11,208	$126	$39,117
TNMP to PNMR	21,057	19,378	55,444	52,545

Shared services billings from PNMR to:
PNM	21,350	31,366	70,945	93,742
TNMP	3,888	6,809	14,006	25,097

Services billings from PNMR to EnergyCo	4,580	-	7,994	-

Income tax sharing payments from:
PNM to PNMR	$-	$-	$-	$-
TNMP to PNMR	-	-	-	-

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

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

In accordance with SFAS 144 and EITF 03-13, the Company determined that the New Mexico operations component of TNMP is required to be reported as discontinued operations in the TNMP Condensed Consolidated Statements of Operations for the period January 1, 2006 through September 30, 2006. Due to the fact the net assets were distributed to TNMP’s parent, PNMR, the assets and liabilities were considered “held and used” up until the date of transfer and, according to SFAS 144, are not classified as “held for sale” within TNMP’s Consolidated Balance Sheet at December 31, 2006.  No gain or loss or impairments were recognized on the disposition due to the fact the transfer was among entities under common control.  Furthermore, the TNMP New Mexico operations are subject to traditional rate of return regulation.  Subsequent to the transfer, the NMPRC regulates these operations in the same manner as prior to the transfer.  Under SFAS 71, the assets and liabilities were recorded by PNM at TNMP’s carrying amounts, which represent their fair value within the regulatory environment.

Under SFAS 154, the asset transfer did not meet the definition of a “change in reporting entity” since PNM’s financial statement composition remained unchanged after the transfer.  The assets and operations transferred from TNMP are in the same line of business as PNM and are immaterial to both PNM’s assets and net earnings.

The following table summarizes the results classified as discontinued operations in TNMP’s Condensed Consolidated Statements of Earnings:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006
	(In thousands)

Operating revenues	$26,513	$75,411
Operating expenses and other income	25,744	71,557
Earnings from discontinued operations before income tax	769	3,854
Income tax expense	250	1,237
Earnings from discontinued operations	$519	$2,617

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the TNMP New Mexico assets and liabilities transferred to PNM:

January 1,
2007
(In thousands)
Current assets	$15,444
Other property and investments	10
Utility plant, net	96,468
Goodwill	102,775
Deferred charges	1,377
Total assets transferred to PNM	216,074

Current liabilities	17,313
Long-term debt	1,065
Deferred credits and other liabilities	30,673
Total liabilities transferred to PNM	49,051

Net assets transferred between entities	$167,023

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

As of January 1, 2007 under FIN 48, PNMR had $33.9 million of unrecognized tax benefits, all of which would affect the effective tax rate if recognized; PNM had $3.6 million of unrecognized tax expense, none of which would affect the effective tax rate if recognized; and TNMP had no unrecognized tax benefits.  As a result of settlements with the IRS, PNMR has recognized approximately $16.0 million of income tax benefit in June 2007.  Including this benefit, PNMR’s effective tax rate was 7.8% for the nine months ended September 30, 2007.  Without this non-recurring benefit, PNMR’s effective tax rate would have been 33.0% for the nine months ended September 30, 2007.

During the nine months ended September 30, 2007, PNMR established a liability of $15.2 million for additional unrecognized tax benefits, which was offset by deferred income taxes and had no effect on earnings.  At September 30, 2007, PNMR had $17.3 million of unrecognized tax benefits, PNM had $3.5 million of unrecognized tax expense, and TNMP had no unrecognized tax benefits.  While it cannot be assured, it is anticipated that approximately $0.5 million of unrecognized tax expense of PNMR and $3.3 million of unrecognized tax expense of PNM will be reversed by September 30, 2008.  The Company is unable to make reasonably reliable estimates of the period of cash settlement of the remaining unrecognized tax benefits and expenses.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Estimated interest income related to refunds expected to be received is included in Other Income and estimated interest expense and penalties are included in Interest Expense in the Condensed Consolidated Statements of Operations.  Interest income under FIN 48 for the nine months ended September 30, 2007 was $2.7 million for PNMR.  Due to the settlement discussed above, during the nine months ended September 30, 2007, PNMR reversed interest expense of $4.8 million previously recorded.  At September 30, 2007, PNMR had accumulated accrued interest receivable of $6.8 million and accumulated accrued interest payable of $5.6 million; PNM had accumulated interest receivable of $2.8 million and accumulated interest payable of $0.9 million; and TNMP had accumulated interest receivable of $4.0 million.

The Company files a federal consolidated and several consolidated and separate state income tax returns.  The tax years prior to 2001 are closed to examination by either federal or state taxing authorities.  The years 2003-2004 are currently under federal income tax examination.  Based on the status and the process involved in finalizing these examinations, it is not possible to estimate the impact, if any, upon the Company’s previously recorded uncertain tax positions.

(16)     Restatement

Subsequent to the issuance of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, the management of PNMR and PNM determined that the deferred gains related to certain sale-leaseback transactions had not been amortized over the correct period.

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

In connection with the above, PNMR and PNM have restated the Condensed Consolidated Statements of Earnings, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended September 30, 2006 included herein and the Notes to the Condensed Consolidated Financial Statements for such periods, as appropriate.  This restatement does not impact the Condensed Consolidated Financial Statements of TNMP.

The following is a summary of the corrections described above:

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Consolidated Statements of Earnings
Energy production costs	$38,489	$38,813	$119,790	$120,762
Net earnings*	43,844	43,520	86,476	85,504
Net earnings per share
Basic	0.63	0.62	1.25	1.24
Diluted	0.62	0.62	1.24	1.23

Consolidated Statements of Cash Flows
Deferred credits			(11,496)	(10,524)

Consolidated Statements of Comprehensive Income (Loss)
Total comprehensive income	64,257	63,933	99,310	98,338

* Net earnings also appears in the Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income (Loss)

PNM

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands, except per share amounts)		(In thousands, except per share amounts)

Consolidated Statements of Earnings
Energy production costs	$35,990	$36,314	$115,657	$116,629
Net earnings*	17,972	17,648	51,720	50,748
Net earnings available for common stock**	17,840	17,516	51,324	50,352

Consolidated Statements of Cash Flows
Deferred credits			(7,428)	(6,456)

Consolidated Statements of Comprehensive Income (Loss)
Total comprehensive income	17,287	16,963	46,336	45,364

* Net earnings also appears in the Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income (Loss)
**Net earnings available for common stock also appears in the Consolidated Statements of Comprehensive Income (Loss)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANYAND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(17)	Business Improvement Plan

The Company has undertaken a business improvement process that includes a comprehensive cost structure analysis of its operations and a benchmarking analysis to similar-sized utilities.  The Company is now in the process of implementing a series of initiatives designed to manage future operational costs, maintain financial strength and strengthen its regulated utilities.   The multi-phase process includes a business improvement plan to streamline internal processes and reduce the Company’s work force.  The utility-related process enhancements are designed to improve and centralize business functions.

The Company has existing plans providing severance benefits to employees who are involuntarily terminated due to elimination of their positions.  Under SFAS 112, the severance benefits payable under the Company’s existing plans should be recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.  At September 30, 2007, the Company assessed the status of the business improvement plan process and the positions that were probable of being eliminated as determined at that time.  The Company then calculated the severance benefits that would be associated with those positions and recorded a pre-tax expense of $12.3 million of which $6.9 million was recorded by PNM and $0.3 million was recorded by TNMP.  The Company also incurred other costs related to the business improvement plan of $0.3 million at September 30, 2007.  As additional phases of the business improvement plan are developed, the associated costs will be analyzed and recorded as specified by GAAP.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations for PNMR is presented on a combined basis, including certain information applicable to PNM and TNMP.  The MD&A for PNM and TNMP only includes a narrative analysis of results of operations as permitted by Form 10-Q General Instruction H (2).  For discussion purposes, this report will use the term “Company” when discussing matters of common applicability to PNMR, PNM and TNMP.  A reference to a “Note” in this Item 2 refers to the accompanying Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1, unless otherwise specified.  MD&A gives effect to the restatement discussed in Note 16.

MD&A FOR PNMR

BUSINESS AND STRATEGY

Overview

The Company is positioned as a merchant utility, operating as a regulated energy service provider and a competitive wholesale and retail electricity service provider.  The Company is engaged in the sale and marketing of electricity in the regulated electric and competitive wholesale energy marketplaces.  In addition, through First Choice, PNMR is a retail electric provider in Texas under legislation that established retail competition.  PNM also provides natural gas services on both a sales and transportation basis.  PNM and TNMP are under the jurisdiction of the FERC.  PNM is under the jurisdiction of the NMPRC while TNMP operates under the jurisdiction of the PUCT.

PNMR, primarily through EnergyCo, intends to enhance and diversify its presence in the southwest region through the acquisition or development of quality generation assets, including renewable or clean technology resources.  PNMR will continue a disciplined approach to any acquisition, to match acquisitions to demand and to hedge capacity with long-term contracts.

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

On June 1, 2007, PNMR contributed its ownership of Altura to EnergyCo at fair value of $549.6 million, as adjusted to reflect changes in working capital.  ECJV made a cash contribution to EnergyCo equal to 50% of the fair value amount and EnergyCo distributed that cash to PNMR.  EnergyCo has entered into a bank financing arrangement.  During August 2007, EnergyCo completed the acquisition of one electric generating plant and announced plans to co-develop another generating unit, substantial portions of which are financed through EnergyCo’s credit facility.

TNMP Asset Transfer to PNM

In connection with the acquisition of TNP, the NMPRC approved a stipulation that called for the integration of TNMP’s New Mexico assets into PNM.  The asset transfer occurred as of January 1, 2007 at which time the transferred New Mexico assets and operations became reportable under the PNM Electric segment rather than TNMP Electric.

Business Improvement Plan

The Company has undertaken a business improvement process that includes a comprehensive cost structure analysis of its operations and a benchmarking analysis to similar-sized utilities.  The Company is now in the process of implementing a series of initiatives designed to manage future operational costs, maintain financial strength and strengthen its regulated utilities.   The multi-phase process includes a business improvement plan to streamline internal processes and reduce the Company’s work force.  The utility-related process enhancements are designed to improve and centralize business functions.   At September 30, 2007, the Company recorded a pre-tax expense of $12.6 million for costs of the business improvement plan, primarily severance-related costs.  As additional phases of the business improvement plan are developed, the associated costs will be analyzed and recorded as specified by GAAP.

RESULTS OF OPERATIONS

Executive Summary

A summary of PNMR’s net earnings is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)

Net earnings	$8,372	$43,520	$58,277	$85,504
Average common and common
equivalent shares	77,561	70,761	78,151	69,784
Net earnings per diluted share	$0.11	$0.62	$0.75	$1.23

The major causes of changes in net earnings were the recognition of income tax benefits for a settlement with the IRS regarding previously unrecognized tax benefits; impairment write-down of plant at Afton; business improvement plan costs; a gain on the sale of a turbine; increased plant performance at PVNGS, offset by decreased performance at SJGS and Four Corners; increases due to load growth and weather impacts at PNM Gas and TNMP; decreases in First Choice earnings (excluding net unrealized mark-to-market impacts); reduced margins associated with PNM Electric/Wholesale growth and weather, as increased retail loads resulted in the use of higher-cost gas generation or purchased power and limited the amount of excess energy available to sell in wholesale markets; net unrealized mark-to-market losses; higher coal costs; non-recurring costs of forming EnergyCo, the loss due to the impairment of intangible assets, and the loss on the contribution of Altura to EnergyCo, offset by earnings from EnergyCo; higher financing costs; recovery of a PUCT order and related carrying charges; realized gains on the NDT; and a gas rate increase.  The after-tax impacts of these items on net earnings in 2007 compared to 2006 are as follows:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
	(In millions)
After-tax impacts
IRS settlement	$-	$16.0
Afton impairment	(11.8)	(11.8)
Business improvement plan	(7.6)	(7.6)
Gain on sale of turbine	1.7	1.7
Plant performance	(6.6)	5.2
PNM Gas growth and weather	(0.5)	4.2
TNMP growth and weather	1.7	2.5
PNM Electric/Wholesale growth and weather	0.8	(3.3)
First Choice (excluding net unrealized mark-to-market)	(12.4)	(12.5)
Net unrealized mark-to-market	(2.8)	(9.9)
Coal costs	(1.4)	(6.2)
Twin Oaks and EnergyCo	(4.6)	(9.6)
Financing	(0.7)	(3.7)
PUCT order / carrying charges	1.7	3.9
Realized gains on NDT	2.5	3.0
Gas rate increase	0.9	0.9
Other	4.0	-
Change in net earnings	$(35.1)	$(27.2)

The increase in the number of common and common equivalent shares is primarily due to new issuances of PNMR common stock in 2006 and an increase in the dilutive effect of the equity-linked units.

Segment Information

The following discussion is based on the segment methodology that PNMR’s management uses for making operating decisions and assessing performance of its various business activities.  Unusual and non-recurring items are included in the Corporate and Other segment.  References to 2006 amounts in the following discussion have not been adjusted to reflect the transfer of TNMP’s New Mexico operations that are discussed above.  See Note 3 for more information on PNMR’s operating segments.  Income taxes, interest charges, and non-operating items are discussed for PNMR in total.

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

Regulated Operations

PNM Electric

The table below summarizes operating results for PNM Electric:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change	%	2007	2006	Change	%
	(In millions)				(In millions)
Total operating revenues	$206.0	$161.7	$44.3	27.4	$547.3	$446.8	$100.5	22.5
Cost of energy	89.7	49.4	40.3	81.6	220.1	141.5	78.6	55.5
Gross margin	116.3	112.3	4.0	3.6	327.2	305.3	21.9	7.2
Operating expenses	70.8	66.8	4.0	6.0	217.0	201.2	15.8	7.9
Depreciation and amortization	16.4	15.2	1.2	7.9	49.2	44.5	4.7	10.6
Operating income	$29.1	$30.3	$(1.2)	(4.0)	$61.0	$59.6	$1.4	2.3

The table below summarizes the significant changes to operating revenues, gross margin and operating income:

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Total	Gross	Operating	Total	Gross	Operating
	Revenues	Margin	Income	Revenues	Margin	Income
	(In millions)			(In millions)
Transfer of assets from TNMP	$26.5	$5.6	$0.7	$75.4	$18.2	$3.7
Weather	6.4	2.7	2.7	6.2	2.6	2.6
Customer/load growth	11.5	2.6	2.6	18.4	6.2	6.2
Plant performance	-	(4.6)	(6.5)	-	3.5	0.9
Coal costs	-	(2.0)	(2.0)	-	(8.8)	(8.8)
General operational increases	-	-	1.2	-	-	(2.7)
Other	(0.1)	(0.3)	0.1	0.5	0.2	(0.5)
Total increase (decrease)	$44.3	$4.0	$(1.2)	$100.5	$21.9	$1.4

The following table shows PNM Electric operating revenues by customer class, including intersegment revenues and average number of customers:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change	%	2007	2006	Change	%
	(In millions, except customers)				(In millions, except customers)
Residential	$78.0	$60.8	$17.2	28.3	$204.2	$168.1	$36.1	21.5
Commercial	85.7	70.9	14.8	20.9	223.6	193.6	30.0	15.5
Industrial	25.7	16.7	9.0	53.9	74.9	47.1	27.8	59.0
Transmission	10.1	7.7	2.4	31.2	27.0	21.9	5.1	23.3
Other	6.5	5.6	0.9	16.1	17.6	16.1	1.5	9.3
	$206.0	$161.7	$44.3	27.4	$547.3	$446.8	$100.5	22.5
Average customers (thousands)	490.0	431.5	58.5	13.6	488.3	428.6	59.7	13.9

The following table shows PNM Electric GWh sales by customer class:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change	%	2007	2006	Change	%
	(Gigawatt hours)				(Gigawatt hours)
Residential	945.9	756.4	189.5	25.1	2,471.5	2,092.3	379.2	18.1
Commercial	1,181.3	1,008.9	172.4	17.1	3,050.9	2,741.8	309.1	11.3
Industrial	488.6	353.4	135.2	38.3	1,453.1	1,000.0	453.1	45.3
Other	79.9	71.8	8.1	11.3	199.7	198.2	1.5	0.8
	2,695.7	2,190.5	505.2	23.1	7,175.2	6,032.3	1,142.9	18.9

Effective January 1, 2007, TNMP’s New Mexico operations were transferred to PNM, which increased PNM Electric’s sales volumes, average customers, and income statement line items.  Information concerning the TNMP New Mexico operations included in the TNMP Electric segment in 2006 is as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(Dollars in millions)
Total revenues	$26.5	$75.4
Cost of energy	20.9	57.2
Gross margin	5.6	18.2
Operating expenses	3.4	10.0
Depreciation and amortization	1.5	4.5
Operating income	$0.7	$3.7

Sales volumes (GWhs)	293.4	848.1
Average customers (thousands)	49.6	49.6

The following discussion of results will exclude variances due to the transfer of New Mexico operations from TNMP on January 1, 2007, that are shown above.

During the third quarter of 2007, warmer temperatures in New Mexico resulted in increased sales volume, as cooling degree-days increased 44.6% from the third quarter of 2006.  Year-to-date 2007, increased usage due to weather in the third quarter and also during the heating season was partially offset by reduced usage from milder temperatures in the second quarter. During both the third quarter of 2007 and year-to-date 2007, an increase in average customer counts and load growth resulted in increases in sales volumes and operating revenues.

Higher coal costs at SJGS and Four Corners have decreased gross margin and operating income for the third quarter and year-to-date 2007.

During the third quarter of 2007, reduced generation at SJGS from a planned outage, offset by slight improvements in PVNGS and Four Corners performance, resulted in a $4.6 million decrease to gross margin.  Additionally, O&M costs related to outages increased by $1.9 million during the third quarter of 2007.

Year-to-date 2007 compared to 2006, PVNGS performance resulted in a $11.2 million increase to gross margin and a $0.7 million increase in O&M costs.  SJGS performance resulted in a $3.0 million decrease to gross margin and a $1.0 million increase to O&M costs.  Decreased Four Corners performance resulted in a $4.7 million decrease to gross margin and a $0.9 million increase to O&M costs.

For the third quarter and year-to-date 2007, increases in general operational expenses include costs for materials and supplies, as well as shared services, employee labor, pension and benefit costs.  In the third quarter, these increases were offset by decreases in incentive-based and stock-based compensation.

TNMP Electric

The table below summarizes the operating results for TNMP Electric:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change	%	2007	2006	Change	%

Total operating revenues	$52.7	$70.2	$(17.5)	(24.9)	$137.1	$194.4	$(57.3)	(29.5)
Cost of energy	7.6	27.9	(20.3)	(72.8)	21.9	77.8	(55.9)	(71.9)
Gross margin	45.1	42.3	2.8	6.6	115.2	116.6	(1.4)	(1.2)
Operating expenses	16.6	20.9	(4.3)	(20.6)	53.1	63.4	(10.3)	(16.2)
Depreciation and amortization	7.1	7.9	(0.8)	(10.1)	21.1	23.5	(2.4)	(10.2)
Operating income	$21.4	$13.5	$7.9	58.5	$41.0	$29.7	$11.3	38.0

The table below summarizes the significant changes to operating revenues, gross margin and operating income:

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Total	Gross	Operating	Total	Gross	Operating
	Revenues	Margin	Income	Revenues	Margin	Income
	(In millions)			(In millions)
Transfer of assets from PNM	$(26.5)	$(5.6)	$(0.7)	$(75.4)	$(18.2)	$(3.7)
Customer/load growth	2.7	2.7	2.7	3.8	3.8	3.8
PUCT order	5.6	5.6	4.6	13.5	13.5	10.7
Transmission prices	0.6	0.1	0.1	1.2	(0.1)	(0.1)
Other	0.1	-	1.2	(0.4)	(0.4)	0.6
Total increase (decrease)	$(17.5)	$2.8	$7.9	$(57.3)	$(1.4)	$11.3

The following table shows TNMP Electric operating revenues by customer class, including intersegment revenues, and average number of customers:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006(1)	Change	%	2007	2006(1)	Change	%
	(In millions, except customers)				(In millions, except customers)
Residential	$23.4	$28.8	$(5.4)	(18.8)	$53.8	$68.8	$(15.0)	(21.8)
Commercial	19.2	24.2	(5.0)	(20.7)	52.9	66.7	(13.8)	(20.7)
Industrial	2.1	7.5	(5.4)	(72.0)	5.6	30.1	(24.5)	(81.4)
Other	8.0	9.7	(1.7)	(17.5)	24.8	28.8	(4.0)	(13.9)
	$52.7	$70.2	$(17.5)	(24.9)	$137.1	$194.4	$(57.3)	(29.5)
Average customers (thousands) (2)	226.8	273.5	(46.7)	(17.1)	225.8	272.3	(46.5)	(17.1)

(1)	The customer class revenues and the average customer count have been reclassified.

(2)
Under TECA, customers of TNMP Electric in Texas have the ability to choose First Choice or any other REP to provide energy.  The average customers reported above include 135,325 and 152,327 customers of TNMP Electric for the three months ended September 30, 2007 and 2006 and 139,388 and 155,374 customers for the nine months ended September 30, 2007 and 2006 who have chosen First Choice as their REP.  These customers are also included in the First Choice segment.

The following table shows TNMP Electric GWh sales by customer class:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006(2)	Change	%	2007	2006(2)	Change	%
	(Gigawatt hours(1))				(Gigawatt hours(1))
Residential	860.4	919.7	(59.3)	(6.4)	1,978.7	2,158.0	(179.3)	(8.3)
Commercial	664.8	757.2	(92.4)	(12.2)	1,687.6	2,012.1	(324.5)	(16.1)
Industrial	543.7	528.5	15.2	2.9	1,424.9	1,546.6	(121.7)	(7.9)
Other	26.4	32.6	(6.2)	(19.0)	74.5	93.3	(18.8)	(20.2)
	2,095.3	2,238.0	(142.7)	(6.4)	5,165.7	5,810.0	(644.3)	(11.1)

(1)
The GWh sales reported above include 651.4 and 726.0 GWhs for the three months ended September 30, 2007 and 2006 and 1,611.7 and 1,836.0 GWhs for the nine months ended September 30, 2007 and 2006 used by customers of TNMP Electric respectively, who have chosen First Choice as their REP.  These GWhs are also included below in the First Choice segment.

(2)	The customer class sales have been reclassified.

Effective January 1, 2007, TNMP’s New Mexico operations were transferred to PNM.  As a result, TNMP Electric’s sales volumes, average customers, and income statement line items for Electric above have decreased as set forth under PNM Electric above.  The following discussion of results will exclude variances due to the transfer of New Mexico operations to PNM on January 1, 2007.

During both the third quarter of 2007 and year-to-date 2007, an increase in average customer counts has resulted in increases in sales volumes and operating revenues.

The PUCT issued a signed order on November 2, 2006 related to the stranded costs incurred by TNMP as part of the deregulation of the Texas energy market and the associated carrying charges.  The details of this order are discussed in the TNMP 2006 Annual Report on Form 10-K/A (Amendment No. 1).  This PUCT order resulted in a net increase to revenue of $5.6 million in the third quarter of 2007 that was partially offset by an increase in amortization expense of $1.0 million.  Year-to-date, a $13.5 million net increase in revenues related to the same PUCT order was partially offset by an increase in amortization expense of $2.8 million.

Increased transmission prices caused an increase in revenues in both the third quarter of 2007 and year-to-date 2007.  In the third quarter, this increase to revenues also had a favorable impact on operating income.  Year-to-date, the increase in revenues was completely offset by an increase in transmission costs paid to other utilities.

PNM Gas

The table below summarizes the operating results for PNM Gas:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change	%	2007	2006	Change	%
	(In millions)				(In millions)
Total operating revenues	$59.5	$69.2	$(9.7)	(14.0)	$351.3	$345.7	$5.6	1.6
Cost of energy	33.9	43.8	(9.9)	(22.6)	240.8	243.7	(2.9)	(1.2)
Gross margin	25.6	25.4	0.2	0.8	110.5	102.0	8.5	8.3
Operating expenses	23.8	25.6	(1.8)	(7.0)	75.3	76.6	(1.3)	(1.7)
Depreciation and amortization	5.9	6.0	(0.1)	(1.7)	18.1	17.9	0.2	1.1
Operating income	$(4.1)	$(6.2)	$2.1	33.9	$17.1	$7.5	$9.6	128.0

The table below summarizes the significant changes to operating revenues, gross margin and operating income:

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Total	Gross	Operating	Total	Gross	Operating
	Revenues	Margin	Income	Revenues	Margin	Income
	(In millions)			(In millions)
Gas prices	$(3.7)	$-	$-	$(20.5)	$-	$-
Weather	(1.6)	(1.1)	(1.1)	32.0	5.1	5.1
Customer growth/usage	(1.7)	0.3	0.3	3.7	1.8	1.8
Net unrealized mark-to-market gains and losses	(0.3)	(0.3)	(0.3)	0.3	0.3	0.3
Rate increase	1.4	1.4	1.4	1.4	1.4	1.4
Off-system activities	(3.7)	0.1	0.1	(10.7)	0.5	0.5
Other	(0.1)	(0.2)	1.7	(0.6)	(0.6)	0.5
Total increase (decrease)	$(9.7)	$0.2	$2.1	$5.6	$8.5	$9.6

The following table shows PNM Gas operating revenues by customer class, including intersegment revenues, and average number of customers:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change	%	2007	2006	Change	%
	(In millions, except customers)				(In millions, except customers)
Residential	$31.4	$34.6	$(3.2)	(9.2)	$232.1	$214.7	$17.4	8.1
Commercial	10.4	12.3	(1.9)	(15.4)	71.1	69.7	1.4	2.0
Industrial	0.5	1.0	(0.5)	(50.0)	1.5	3.2	(1.7)	(53.1)
Transportation(1)	2.5	2.7	(0.2)	(7.4)	10.9	10.1	0.8	7.9
Other	14.7	18.6	(3.9)	(21.0)	35.7	48.0	(12.3)	(25.6)
	$59.5	$69.2	$(9.7)	(14.0)	$351.3	$345.7	5.6	1.6
Average customers (thousands)	490.0	481.1	8.9	1.8	490.8	481.0	9.8	2.0

(1)	Customer-owned gas.

The following table shows PNM Gas throughput by customer class:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change	%	2007	2006	Change	%
	(Thousands of Decatherms)				(Thousands of Decatherms)
Residential	2,244	2,450	(206)	(8.4)	20,015	17,471	2,544	14.6
Commercial	1,138	1,320	(182)	(13.8)	7,288	6,877	411	6.0
Industrial	65	129	(64)	(49.6)	178	395	(217)	(54.9)
Transportation(1)	9,784	8,769	1,015	11.6	30,733	29,171	1,562	5.4
Other	1,774	2,327	(553)	(23.8)	3,599	5,394	(1,795)	(33.3)
	15,005	14,995	10	0.1	61,813	59,308	2,505	4.2

(1)	Customer-owned gas.

PNM Gas purchases natural gas in the open market and resells it at no profit to its sales-service customers.  As a result, increases or decreases in gas revenues driven by gas costs do not impact the gross margin or operating income of PNM Gas.  Increases or decreases to gross margin caused by changes in sales-service volumes represent margin earned on the delivery of gas to customers based on regulated rates.  On May 30, 2006, PNM filed for an increase in base gas service rates of $22.6 million. On June 29, 2007 the NMPRC approved an increase in annual revenues of approximately $9 million for PNM, which included a 9.53% return on equity.  PNM and the New Mexico Attorney General have appealed certain aspects of the NMPRC decision to the New Mexico Supreme Court, which is pending.  Implementation of the approved rate increase resulted in an increase to revenues and gross margin for the third quarter and year-to-date 2007.

Warmer weather in the third quarter resulted in decreased revenues and operating income for the third quarter of 2007.  However, for year-to-date 2007, this impact was offset by cooler weather throughout the first half of the year, resulting in increased revenues and operating income.  Year-to-date heating degree-days increased 16.1%.

During the third quarter of 2007, an overall increase in the number of average customers was more than offset by a shift to more lower-usage customers, which results in a decrease in revenues but still represents an increase in gross margin and operating income.  The year-to-date impact of the shift in customers was more than offset by the overall increase in customers and reduced customer conservation.

The third quarter of 2007 saw decreased revenue and operating income as a result of changes in net unrealized mark-to-market gains and losses, which was offset by increased revenue and operating income in the first half of the year.

Reduced off-system activity decreased revenues, but has slightly positive impact to margin and operating income, as the decreases in revenues were more than offset by the decreases in costs for the transactions.

Unregulated Operations

Wholesale

The table below summarizes the operating results for Wholesale:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change	%	2007	2006	Change	%
	(In millions)				(In millions)
Total operating revenues	$204.1	$204.7	$(0.6)	(0.3)	$532.7	$538.7	$(6.0)	(1.1)
Cost of energy	189.2	141.8	47.4	33.4	433.2	401.3	31.9	7.9
Gross margin	14.9	62.9	(48.0)	(76.3)	99.5	137.4	(37.9)	(27.6)
Operating expenses	13.7	15.2	(1.5)	(9.9)	58.7	45.3	13.4	29.6
Depreciation and amortization	3.1	7.9	(4.8)	(60.8)	17.0	18.2	(1.2)	(6.6)
Operating income	$(1.9)	$39.8	$(41.7)	(104.8)	$23.8	$73.9	$(50.1)	(67.8)

The table below summarizes the significant changes to operating revenues, gross margin and operating income:

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Total	Gross	Operating	Total	Gross	Operating
	Revenues	Margin	Income	Revenues	Margin	Income
	(In millions)			(In millions)
Twin Oaks	$(51.8)	$(37.6)	$(28.5)	$(19.2)	$(15.9)	$(24.4)
Net unrealized mark-to-market gains and losses	(7.5)	(4.4)	(4.4)	(24.7)	(13.9)	(13.9)
Marketing activity	61.3	(3.8)	(3.8)	35.7	(13.2)	(14.1)
Plant performance	(2.3)	(2.6)	(4.5)	2.8	6.7	7.7
Coal costs	-	(0.4)	(0.4)	-	(1.5)	(1.5)
General operational increases	-	-	(0.1)	-	-	(2.1)
Other	(0.3)	0.8	-	(0.6)	(0.1)	(1.8)
Total increase (decrease)	$(0.6)	$(48.0)	$(41.7)	$(6.0)	$(37.9)	$(50.1)

The Twin Oaks power plant was included in the Wholesale segment from the time it was purchased on April 18, 2006 through May 31, 2007 when it was contributed to EnergyCo.  The above Wholesale segment information includes Twin Oaks during this period as shown in the following table:

	For the Period	For the Period
	July 1 – September 30	January 1 – May 31,	April 18 – September 30
	2006	2007	2006	Change
	(Dollars in millions)	(Dollars in millions)
Total operating revenues	$51.8	$65.4	$84.6	$(19.2)
Cost of energy	14.2	22.1	25.4	(3.3)
Gross margin	37.6	43.3	59.2	(15.9)
Operating expenses	4.6	17.3	8.0	9.3
Depreciation and amortization	4.5	7.7	8.5	(0.8)
Operating income	$28.5	$18.3	$42.7	$(24.4)
Sales Volumes (GWhs)	618.6	915.9	1,111.0	(195.1)

The following table shows Wholesale operating revenues by type of sale, including intersegment revenues, and average number of customers:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change	%	2007	2006	Change	%
	(In millions)				(In millions)
Long-term sales	$48.1	$91.4	$(43.3)	(47.4)	$201.1	$196.6	$4.5	2.3
Short-term sales	156.0	113.3	42.7	37.7	331.6	342.1	(10.5)	(3.1)
	$204.1	$204.7	$(0.6)	(0.3)	$532.7	$538.7	$(6.0)	(1.1)

The following table shows Wholesale GWh sales by type:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change	%	2007	2006	Change	%
	(Gigawatt hours)				(Gigawatt hours)
Long-term sales	867.8	1,319.0	(451.2)	(34.2)	3,214.4	2,999.9	214.5	7.2
Short-term sales	2,270.5	1,719.1	551.4	32.1	5,411.3	5,509.0	(97.7)	(1.8)
	3,138.3	3,038.1	100.2	3.3	8,625.7	8,508.9	116.8	1.4

The following discussion of results will exclude variances due to the timing of PNMR’s ownership of the Twin Oaks power plant that are shown above.

Changes in net unrealized mark-to-market gains and losses decreased revenues, gross margin and operating income for both the third quarter and year-to-date 2007, driven primarily by losses on economic hedges as a result of a change in valuation technique for the illiquid period that will settle in future periods.

For the third quarter and year-to-date, increases in revenues from wholesale marketing activities were more than offset by increases in costs to support these activities, as a greater percentage of joint-dispatch resources were used to serve an increasing retail load, resulting in the use of higher-cost gas generation or purchased power and limiting the amount of excess resources available to sell in the wholesale market.  The year-to-date decrease in gross margin and operating income includes the absence of the forward sale of first quarter 2006 excess resources.

During the third quarter of 2007, reduced generation at SJGS from a planned outage, offset by slight improvements in PVNGS and Four Corners performance, resulted in a $2.6 million decrease to gross margin.  Additionally, O&M costs related to outages at SJGS and PVNGS increased by $1.9 million during the third quarter of 2007.

Year-to-date 2007 compared to 2006, PVNGS performance resulted in a $12.0 million increase to gross margin and a $1.3 million decrease in O&M costs.  SJGS performance resulted in a $1.6 million decrease to gross margin and a $0.2 million increase to O&M costs.  Four Corners performance resulted in a $3.7 million decrease to gross margin and a $0.1 million increase to O&M costs.

Increased coal costs at SJGS and Four Corners have decreased gross margin and operating income for both the third quarter and year-to-date 2007.

For the third quarter and year-to-date 2007, increases in general operational expenses include costs for materials and supplies, as well as shared service, employee labor, pension and benefit costs.  In the third quarter, these costs were mostly offset by decreases in incentive-based and stock-based compensation.

First Choice

The table below summarizes the operating results for First Choice:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change	%	2007	2006	Change	%
	(In millions)				(In millions)
Total operating revenues	$177.7	$187.0	$(9.3)	(5.0)	$463.3	$447.0	$16.3	3.6
Cost of energy	159.2	146.4	12.8	8.7	395.9	354.8	41.1	11.6
Gross margin	18.5	40.6	(22.1)	(54.4)	67.4	92.2	(24.8)	(26.9)
Operating expenses	13.5	17.3	(3.8)	(22.0)	41.7	45.9	(4.2)	(9.2)
Depreciation and amortization	0.5	0.5	-	-	1.4	1.5	(0.1)	(6.7)
Operating income	$4.5	$22.8	$(18.3)	(80.3)	$24.3	$44.8	$(20.5)	(45.8)

The following table summarizes the significant changes to operating revenues, gross margin and operating income:

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Total	Gross	Operating	Total	Gross	Operating
	Revenues	Margin	Income	Revenues	Margin	Income
	(In millions)			(In millions)
Weather	$(7.0)	$(1.8)	$(1.8)	$(9.9)	$(2.4)	$(2.4)
Customer growth/usage	3.3	(1.1)	(1.1)	27.8	(1.2)	(1.2)
Retail per-MWh margins	2.1	(11.5)	(10.2)	12.0	(7.6)	(4.4)
Trading margin	(7.1)	(7.1)	(7.1)	(14.3)	(14.3)	(14.3)
Bad debt expense	-	-	(0.1)	-	-	(2.1)
Incentive-based compensation	-	-	2.1	-	-	2.8
Other	(0.6)	(0.6)	(0.1)	0.7	0.7	1.1
Total increase (decrease)	$(9.3)	$(22.1)	$(18.3)	$16.3	$(24.8)	$(20.5)

The following table shows First Choice operating revenues by customer class, including intersegment revenues, and actual number of customers:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006(1)	Change	%	2007	2006(1)	Change	%
	(In millions, except customers)				(In millions, except customers)
Residential	$124.1	$119.1	$5.0	4.2	$298.1	$267.9	$30.2	11.3
Mass-market	16.2	23.2	(7.0)	(30.2)	50.5	65.9	(15.4)	(23.4)
Mid-market	40.5	37.7	2.8	7.4	109.5	93.3	16.2	17.4
Trading gains (losses)	(5.7)	1.4	(7.1)	(507.1)	(7.3)	7.1	(14.4)	(202.8)
Other	2.6	5.6	(3.0)	(53.6)	12.5	12.8	(0.3)	(2.3)
	$177.7	$187.0	$(9.3)	(5.0)	$463.3	$447.0	$16.3	3.6
Actual customers (thousands) (2,3)	258.6	243.4	15.2	6.2	258.6	243.4	15.2	6.2

(1)	The customer class revenues and the customer counts have been reclassified to be consistent with the current year presentation.

(2)	See note above in the TNMP Electric segment discussion about the impact of TECA.

(3)
Due to the competitive nature of First Choice’s business, actual customer count at September 30 is presented in the table above as a more representative business indicator than the average customers that are shown in the table for TNMP customers.

The following table shows First Choice GWh electric sales by customer class:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006(2)	Change	%	2007	2006(2)	Change	%
	(Gigawatt hours (1))				(Gigawatt hours (1))
Residential	886.5	847.3	39.2	4.6	2,139.5	1,911.5	228.0	11.9
Mass-market	101.3	157.6	(56.3)	(35.7)	312.7	440.4	(127.7)	(29.0)
Mid-market	348.9	345.3	3.6	1.0	944.5	846.5	98.0	11.6
Other	11.3	5.2	6.1	117.3	21.6	15.5	6.1	39.4
	1,348.0	1,355.4	(7.4)	(0.5)	3,418.3	3,213.9	204.4	6.4
(1)	See note above in the TNMP Electric segment discussion about the impact of TECA.

(2)	The customer class sales have been reclassified to be consistent with current year presentation.

Cooler weather throughout 2007 resulted in lower sales volumes and reduced operating income for both the third quarter and year-to-date 2007.

For the third quarter and year-to-date 2007, an increase in customers resulted in increased revenues compared to 2006, but changes in the overall customer mix and reduced usage per customer caused a decrease in gross margin and operating income.

An increase in the average sales price over 2006 levels for the third quarter and year-to-date 2007 resulted in increased revenues.  However, this was more than offset by increased purchase power prices and transmission charges, causing a decrease in the average retail margin per MWh sold.

For the third quarter, a decrease in trading margins from a $1.4 million gain in 2006 to a $5.7 million loss in 2007 resulted in a net $7.1 million decrease to operating income.  Year-to-date, a decrease in trading margins from a $7.0 million gain in 2006 to a $7.3 million loss in 2007 resulted in a net $14.3 million decrease to operating income.  Current year trading losses were driven by third quarter market positions related to surplus power supply that decreased in value due to a decrease in market heat rates, largely due to milder weather, along with a decrease in gas prices.

Bad debt expense remained flat during the third quarter of 2007, but increased during the first half of the year, resulting in a decrease to year-to-date operating income.  Reductions in incentive-based compensation as a result of lower earnings in 2007 have decreased operating expenses for both the third quarter and year-to-date 2007.

EnergyCo

Upon the contribution of Altura to EnergyCo, EnergyCo became a separate segment for PNMR effective June 1, 2007.  During the three months ended September 30, 2007, EnergyCo completed the acquisition of an additional generating plant and announced plans to co-develop a separate facility generating unit.  See Notes 2 and 11.  PNMR accounts for its investment in EnergyCo using the equity method of accounting.  The summary of EnergyCo’s results of operations since June 1, 2007 is as follows:

	For the Period
	July 1 - September 30, 2007	June 1 - September 30, 2007
	(In thousands)

Operating revenue	$100,463	$114,828
Cost of energy	56,419	60,979
Gross margin	44,044	53,849
Operating expenses	12,279	15,046
Depreciation and amortization	5,790	7,318
Operating income	25,975	31,485
Other income and (deductions)	217	241
Net interest expense	(6,978)	(7,796)
Earnings before income taxes	19,214	23,930
Income taxes (1)	399	399
Net earnings	$18,815	$23,531

50 percent of net earnings	$9,408	$11,765
Amortization of basis difference in EnergyCo	1,148	1,733
PNMR equity in net earnings of EnergyCo	$10,556	$13,498

(1)	Represents the Texas Margin Tax, which is considered an income tax.

EnergyCo’s margin results are mainly driven by spark spread and the availability of its two plants, Twin Oaks and Altura Cogen.  The Altura Cogen facility was acquired on August 1, 2007 and its results are included in EnergyCo’s results from the acquisition date forward.  For the periods shown, Twin Oaks’ output was fully contracted.  Despite two brief unplanned outages, Twin Oaks maintained consistently high plant availability.  Altura Cogen was successfully integrated into EnergyCo and did not experience any unplanned outages during the period, which enabled consistent revenues related to its contracted output.  Altura Cogen has a significant amount of its output available to be sold into the ERCOT market.  Market conditions, including spark spread and heat rate, can impact the profitability of these merchant sales.

Corporate and Other

Operating revenues decreased along with an offsetting decrease in cost of energy for both the second quarter and year-to-date was a result of eliminations made at the corporate level for transactions between PNM Electric and TNMP’s New Mexico operations that are no longer necessary as these assets were transferred to PNM Electric on January 1, 2007.

Operating expenses increased $22.6 million for the third quarter of 2007 and $30.8 million year-to-date 2007, primarily driven by third quarter increases for the impairment of Afton of $19.5 million and business improvement plan costs of $12.6 million, in addition to costs associated with the formation of the EnergyCo joint venture, an impairment loss on intangible assets, and the loss on the contribution of Altura to EnergyCo of $11.2 million year-to-date 2007.  These costs were partially offset by third quarter decreases for a $2.8 million gain on the sale of a turbine, $2.4 million for the elimination of a PVNGS capital trust lease, and a $2.1 million true-up in property taxes related to Twin Oaks for periods prior to its contribution to EnergyCo.  Costs were also decreased by depreciation costs that were allocated through the corporate allocation driven by the construction of a new data center and additional shared service software, and the absence of TNP and Twin Oaks acquisition integration costs in 2006 of $0.9 million for the third quarter and $3.7 million year-to-date.

Depreciation expense increased primarily due to an increase in asset base as a result of new software implementation and completion of a data center for shared services.  These expenses were allocated to the business segments through the corporate allocation.

PNMR Consolidated

Realized gains on investments held by the NDT increased $4.1 million for the third quarter and $5.0 million year-to-date primarily resulting from a rebalancing of the asset allocation of the investment portfolio.  Carrying charges on regulatory assets decreased $2.0 million for the third quarter and $6.0 million year-to-date as a result of the absence of interest income earned on TNMP stranded costs in 2006 based on the collection of costs ordered by the PUCT, as discussed in the TNMP Electric segment.  Other deductions increased primarily due to the amortization of $0.8 million for the third quarter and $3.3 million year-to-date for a wind energy investment.

PNMR’s consolidated interest charges decreased primarily due to interest effects of the settlement with the IRS regarding previously unrecognized tax benefits (See Note 15), which reduced interest expense by $5.5 million year-to-date 2007, increased capitalized interest on construction of Afton and AFUDC on the SJGS environmental project of $1.6 million for the third quarter and $3.5 million year-to-date, and the reduction of long-term debt at TNMP of $1.5 million for the third quarter and $1.8 million year-to-date. These decreases were partially offset by increased interest of $4.2 million for the third quarter and $9.4 million year-to-date on short-term borrowings, increased interest expense of $1.0 million year-to-date related to the refinancing of PCRBs, and interest expense on a wind energy investment of $0.7 million year-to-date that began in late 2006.  Interest on the debt associated with the Altura purchase of Twin Oaks decreased by $8.0 million for the quarter and $5.4 million year-to-date, as it has been repaid.  The implementation of FIN 48 increased interest expense by $2.4 million during the third quarter and $3.1 million year-to-date.

PNMR’s consolidated income tax expense decreased primarily as a result of the settlement with the IRS regarding previously unrecognized tax benefits (See Note 15), which had a $16.0 million non-recurring impact on income taxes for the nine months ended September 30, 2007.  In addition, 2007 income taxes were reduced by a decrease in pre-tax earnings, which were partially offset by a change in taxation by the State of Texas that resulted in Texas margin taxes being included in income tax expense in 2007 versus Texas franchise tax being included in taxes other than income in 2006.  PNMR’s effective tax rates for the three months and nine months ended September 30, 2007 were 19.6% and 7.8%, respectively, compared to 36.3% and 36.9% for the three months and nine months ended September 30, 2006.  Excluding the non-recurring impact to income taxes related to the IRS settlement, the effective tax rates for the nine months ended September 30, 2007 would have been 33.0%.  PNMR’s effective tax rates for the three months and nine months ended September 30, 2007 were also impacted by a reduction in the effective rate applicable to non-operating income primarily due to the impacts of tax credits from a wind energy investment.

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the nine months ended September 30, 2007 compared to 2006 are summarized as follows:

	Nine Months Ended September 30,
	2007	2006	Change
		(In millions)

Net cash flows from operating activities	$127.0	$186.2	$(59.2)
Net cash flows from investing activities	19.2	(651.5)	670.7
Net cash flows from financing activities	(252.9)	498.0	(750.9)
Net change in cash and cash equivalents	$(106.7)	$32.7	$(139.4)

The change in PNMR’s cash flows from operating activities reflects higher coal and purchased power costs partially offset by higher customer growth and pricing. Other significant decreases in cash flow included settlements in 2007 of 2006 TNMP liabilities to REPs related to retail competition in Texas as ordered under TECA, higher incentive based compensation payouts and higher interest charges that were a result of higher average short-term borrowings in 2007. In addition, higher than normal gas and market prices at the end of 2005 contributed to higher receivable collections in 2006 as compared to 2007 partially offset by reduced payments in 2007 associated with gas purchases due to lower prices as compared to 2006.

PNMR had net positive cash flows from investing activities for the nine months ended September 30, 2007 primarily due to net cash distributions to PNMR from EnergyCo (See Note 11) and the proceeds from the sales of utility plant, whereas in 2006 PNMR had net cash outflows for the acquisition of Twin Oaks.  The 2007 cash inflows were mostly offset by increased expenditures for utility plant additions, including the purchase of assets underlying a portion of PVNGS leased by PNM (See Note 2) expansion of the Afton plant, environmental upgrades at SJGS, and higher purchases of nuclear fuel for PVNGS in 2007.

The change in PNMR’s cash flows for financing activities for the nine months ended September 30, 2007 is primarily driven by the redemption of long-term debt by TNMP, the issuance of PCRBs by PNM, and a decrease in short-term debt in 2007 compared to an increase in short-term debt in 2006 that was primarily related to financing the acquisition of Twin Oaks.

Capital Requirements

Total capital requirements consist of construction expenditures and cash dividend requirements for both common and preferred stock.  The main focus of PNMR’s current construction program is upgrading generation resources, including pollution control equipment, upgrading and expanding the electric and gas transmission and distribution systems, and purchasing nuclear fuel.  Projections, including amounts expended through September 30, 2007, for total capital requirements for 2007 are $501.7 million, including construction expenditures of $430.7 million.  Total capital requirements for the years 2007-2011 are projected to be $2,442.7 million, including construction expenditures of $2,006.6 million.  This projection includes completion of the expansion at Afton and $150.6 million for the SJGS environmental project to install low NOX combustion control and mercury reduction technologies, as well as equipment to increase SO2 controls.  These estimates are under continuing review and subject to on-going adjustment, as well as to board review and approval.

During the first nine months of 2007, the Company utilized cash generated from operations and cash on hand, as well as its liquidity arrangements, to meet its capital requirements and construction expenditures.  On April 18, 2006, PNMR borrowed $480.0 million under a bridge loan facility for temporary financing of the Twin Oaks acquisition.  On April 17, 2007, PNMR repaid the remaining principal balance of $249.5 million under the bridge loan at its maturity.  As discussed in Note 7, TNMP redeemed $100 million of its senior unsecured notes using funds from PNMR and PNMR received $9.8 million from draws under $20 million of PCRBs issued by the City of Farmington, New Mexico during the nine months ended September 30, 2007.  As discussed in Note 11, PNMR received cash distributions from EnergyCo aggregating $362.3 million during this same period.  PNMR and PNM have an aggregate of $60.2 million of commercial paper outstanding and $605.0 million of borrowings under revolving credit facilities as of November 1, 2007.  PNMR, including its subsidiaries, also has $616.6 million in senior unsecured notes and $347.3 million in equity-linked units (which include a debt component) that will come due through 2011, of which $448.9 million in unsecured notes is due prior to September 30, 2008.

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

A summary of these arrangements as of November 1, 2007 is as follows:

	PNM	PNMR	PNMR
	Separate	Separate	Consolidated
		(In millions)

Financing Capacity:
Revolving credit facility	$400.0	$600.0	$1,000.0
Local lines of credit	13.5	15.0	28.5
Total financing capacity	$413.5	$615.0	$1,028.5

Commercial paper program maximum	$300.0	$400.0	$700.0

Amounts outstanding as of November 1, 2007:
Commercial paper program	$-	$60.2	$60.2
Revolving credit facility	275.0	330.0	605.0
Local lines of credit	5.7	-	5.7
Total short-term debt outstanding	280.7	390.2	670.9

Letters of credit	3.1	36.6	39.7

Total short term-debt and letters of credit	$283.8	$426.8	$710.6

Remaining availability as of November 1, 2007	$129.7	$188.2	$317.9

PNMR has a universal shelf registration statement filed with the SEC for the issuance of debt securities and equity securities, preferred stock, purchase contracts, purchase contract units and warrants.  As of September 30, 2007, PNMR had approximately $400.0 million of remaining unissued securities under this universal shelf registration statement.  In addition, in August 2006, PNMR filed a new shelf registration statement with the SEC for equity securities.  This new registration statement can be amended at any time to include additional securities of PNMR.  As a result, this new shelf registration statement has unlimited availability, subject to certain restrictions and limitations.

Pursuant to the terms of the PNM Direct Plan, PNMR began offering new shares of PNMR common stock through the plan beginning June 1, 2006.  PNMR may also waive the maximum investment limit upon request in individual cases pursuant to the terms of the plan.  In August 2006, PNMR entered into an equity distribution agreement to offer and sell up to 8 million shares of PNMR common stock from time to time.  The agreement provides that PNMR will not sell more shares than needed for the aggregate gross proceeds from such sales to reach $200.0 million.  From January 1, 2007 through November 1, 2007, PNMR had sold a combined total of 87,026 shares of its common stock through the PNMR Direct Plan and the equity distribution agreement for net proceeds of $2.4 million.

PNM has a universal shelf registration statement filed with the SEC for the issuance of debt securities, equity securities, preferred stock, purchase contracts, purchase contract units and warrants.  As of September 30, 2007, PNM had approximately $200.0 million of remaining unissued securities registered under this shelf registration statement.

The Company’s ability, if required, to access the capital markets at a reasonable cost and to provide for other capital needs is largely dependent upon its ability to earn a fair return on equity, its results of operations, its credit ratings, its ability to obtain required regulatory approvals and conditions in the financial markets.  Financing flexibility is enhanced by providing a high percentage of total capital requirements from internal sources and having the ability, if necessary, to issue long-term securities and to obtain short-term credit.

On April 16, 2007, Moody’s changed the credit outlook of PNMR, PNM, and TNMP to negative from stable.  S&P considered the outlook of PNMR, PNM, and TNMP as negative as of the date of this report.  As of September 30, 2007, ratings on the Company’s securities were as follows:

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

	September 30,	December 31,
PNMR	2007	2006

Common equity	50.2%	48.9%
Preferred stock of subsidiary	0.3%	0.3%
Long-term debt	49.5%	50.8%
Total capitalization	100.0%	100.0%

PNM

Common equity	57.7%	54.4%
Preferred stock	0.5%	0.5%
Long-term debt	41.8%	45.1%
Total capitalization	100.0%	100.0%

TNMP

Common equity	59.6%	54.9%
Long-term debt	40.4%	45.1%
Total capitalization	100.0%	100.0%

MD&A FOR PNM

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2007
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

PNM’s segments are PNM Electric, PNM Gas and PNM Wholesale.  The PNM Electric and PNM Gas segments are identical to the segments presented above for PNMR.  The PNM Wholesale segment reported for PNM does not include Twin Oaks.  See Notes 2 and 11.  The results of operations of these segments are discussed further under “MD&A for PNMR – Results of Operations” above.  The results of operations for Twin Oaks is set forth in a table under “MD&A for PNMR – Results of Operations – Unregulated Operations - Wholesale” above.

PNM’s net earnings for the nine months ended September 30, 2007 were $25.9 million compared to $50.4 million for the nine months ended September 30, 2006.  The major causes of changes in net earnings were the impairment of Afton; reduced margins associated with PNM Electric/Wholesale growth and weather, as increased retail loads resulted in the use of gas generation or higher-cost purchased power and limited the amount of excess energy available to sell in wholesale markets; mark-to-market losses; an increase in generation prices due to the increase of coal costs; business improvement plan costs; and higher financing costs.  These decreases were partially offset by improved plant performance, primarily at PVNGS, and the TNMP asset transfer to PNM Electric.  The positive or (negative) after-tax impacts of these items on net earnings in 2007 compared to 2006 are as follows:

Nine Months Ended
September 30, 2007
(In millions)
After-tax Impacts
TNMP asset transfer	$2.6
Plant performance	5.2
Net unrealized mark-to-market	(8.4)
Coal costs	(6.2)
PNM Electric/Wholesale growth and weather	(3.3)
PNM Gas growth and weather	4.2
Afton impairment	(11.8)
Business improvement plan	(4.2)
Financing	(3.5)
Other	0.9
Net change	$(24.5)

PNM’s consolidated income tax expense was $15.9 million for the nine months ended September 30, 2007, compared to $32.1 million for the same period of 2006.  PNM’s effective income tax rates for the nine months ended September 30, 2007 and 2006 were 37.7% and 38.8%, respectively.

MD&A FOR TNMP

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2007
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

TNMP operates in only one reportable segment, “TNMP Electric.”  Results for the nine months ended September 30, 2006 present TNMP’s New Mexico operations as discontinued operations, as these operations were transferred to PNM on January 1, 2007.  See Note 14.  TNMP’s results of operations are discussed further under “MD&A for PNMR – Results of Operations – Regulated Operations – TNMP Electric” above.

The PUCT issued an order on November 2, 2006 related to the stranded costs incurred by TNMP as part of the deregulation of the Texas energy market and the associated carrying charges.  The details of this order are discussed in TNMP’s Annual Report on Form 2006 10-K/A (Amendment No. 1).

TNMP’s net earnings for the nine months ended September 30, 2007 were $15.4 million compared to $10.0 million for the nine months ended September 30, 2006.  The major causes of changes in net earnings were the recovery of costs as a result of the PUCT order and customer/load growth and weather, which were partially offset by the transfer of New Mexico assets to PNM Electric, and a decrease in carrying charges on regulatory assets as a result of the absence of interest income earned on TNMP stranded costs in 2006 based on the collection of costs order by the PUCT.  The positive or (negative) after-tax impacts of these items on net earnings in 2007 compared to 2006 are as follows:

Nine Months Ended
September 30, 2007
After-tax Impacts	(In millions)
Discontinued operations	$(2.6)
Carrying Charges	(3.9)
PUCT order	7.8
Growth and weather	2.5
Long-term debt reduction	1.8
Other	(0.2)
Net change	$5.4

TNMP’s consolidated income tax expense from continuing operations was $7.8 million for the nine months ended September 30, 2007, compared to $4.0 million for the same period of 2006.  TNMP’s effective income tax rates from continuing operations for the nine months ended September 30, 2007 and 2006 were 33.7% and 35.1%, respectively.

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

On February 26, 2007 five western states (Arizona, California, New Mexico, Oregon and Washington) entered into an accord, called the Western Regional Climate Action Initiative (the “Initiative”), to reduce greenhouse gas emissions from automobiles and certain industries, including utilities.  Since then, Utah, British Columbia and Manitoba have joined the Initiative.  The Initiative requires the states and provinces to set emission goals within nine months and determine a specific plan to meet such goals within eighteen months.  The Company is monitoring the impact of this Initiative.

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

See Note 11 regarding accounting for the investment in EnergyCo and Note 15 for discussion concerning the adoption of FIN 48 as of January 1, 2007.  As of September 30, 2007, there have been no other significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s and TNMP’s Annual Reports on Forms 10-K for the year ended December 31, 2006.  The policies disclosed included the accounting for revenue recognition, regulatory assets and liabilities, asset impairment, goodwill and other intangible assets, purchase accounting, pension and postretirement benefits, decommissioning costs, financial instruments and market risk.

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

Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM, and TNMP caution readers not to place undue reliance on these statements.  PNMR’s, PNM’s, and TNMP’s business, financial condition, cash flow and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements.  These factors include:

•
The risk that EnergyCo is unable to identify and implement profitable acquisitions, including development of the Cedar Bayou Generating Station and implementation of the acquisition of the Lyondell facility, or that PNMR and ECJV will not agree to make additional capital contributions to EnergyCo,

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

Any material changes to risk factors occurring after the filing of PNMR’s, PNM’s, or TNMP’s 2006 Annual Report on Form 10-K/A (Amendment No. 1) are disclosed in Item 1A, Risk Factors, in Part II of this Form 10-Q.

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

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, the Company accounts for its various derivative instruments for the purchase and sale of energy differently based on the Company’s intent.  Energy contracts that meet the definition of a derivative under SFAS 133 and do not qualify for the normal sales and purchases exception are recorded on the balance sheet at fair value at each period end.  The changes in fair value are recognized in earnings unless specific hedge accounting criteria are met.  Should an energy transaction qualify as a hedge under SFAS 133, fair value changes are recognized on the balance sheet with a corresponding entry in other comprehensive income to the extent effective.  Hedges are recognized in results of operations when the hedged transaction settles.  Derivatives that meet the normal sales and purchases exception within SFAS 133 are not marked to market but rather recorded in results of operations when the underlying transaction settles.  The contracts recorded at fair value that do not qualify for hedge accounting are classified as trading transactions or economic hedges.  Trading transactions are defined as derivative instruments used to take advantage of existing market opportunities.  Economic hedges are defined as derivative instruments, including long-term power agreements, used to hedge generation assets and purchase power costs.

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

GAAP defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.  Fair value is based on current market quotes as available and are supplemented by modeling techniques and assumptions made by the Company to the extent quoted market prices or volatilities are not available.  Generally, market data to value these instruments is available for up to five years for gas swaps and electricity contracts and up to 18 months for options.  The remaining periods are referred to as the illiquid period and are valued using internally developed pricing data.  The Company regularly assesses the validity and availability of pricing data for the illiquid period of its derivative transactions.  Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique.

The Company has entered into a limited number of derivative energy contracts with terms that extend through 15 years.  Observable market data is not available for the illiquid period of these contracts.  In the third quarter of 2007, the Company refined the modeling technique used to value the impacts of the illiquid periods and the utilization of net present value in fair valuing its portfolio.  In the second quarter of 2007, PNM implemented new market price curve models and assumptions.  The cumulative effect of these changes in valuation is accounted for as a change in accounting estimate under SFAS 154.  The effect of the change in estimate was a decrease to net earnings for PNMR and PNM of $1.3 million and $2.5 million for the three and nine months ended September 30, 2007, which is $0.02 and $0.03 per dilutive share for PNMR

The following table shows the net fair value of mark-to-market energy contracts included in PNMR’s Condensed Consolidated Balance Sheet.  See Note 4 for additional information.

	September 30, 2007
	(In thousands)
	Trading	Economic Hedges	Total
Mark-to-market energy contracts:
Current asset	$25,856	$24,936	$50,792
Long-term asset	6,278	19,686	25,964
Total mark-to-market assets	32,134	44,622	76,756
Current liability	(26,431)	(31,607)	(58,038)
Long-term liability	(5,999)	(24,871)	(30,870)
Total mark-to-market liabilities	(32,430)	(56,478)	(88,908)

Net fair value of mark-to-market energy contracts	$(296)	$(11,856)	$(12,152)

	December 31, 2006
	(In thousands)
	Trading	Economic Hedges	Total
Mark-to-market energy contracts:
Current asset	$22,442	$21,238	$43,680
Long-term asset	391	10,591	10,982
Total mark-to-market assets	22,833	31,829	54,662
Current liability	(21,425)	(20,595)	(42,020)
Long-term liability	(482)	(8,694)	(9,176)
Total mark-to-market liabilities	(21,907)	(29,289)	(51,196)

Net fair value of mark-to-market energy contracts	$926	$2,540	$3,466

The mark-to-market energy transactions represent net liabilities at September 30, 2007 and net assets at December 31, 2006 after netting all applicable open purchase and sale contracts.

The following table details the changes in the net asset or liability balance sheet position from one period to the next for mark to market energy transactions:

	September 30, 2007
	Trading	Economic Hedges	Total
	(In thousands)
Sources of fair value gain (loss):
Fair value at beginning of year	$926	$2,540	$3,466
Amount realized on contracts delivered during period	6,683	6,270	12,953
Changes in valuation techniques	301	(4,410)	(4,109)
Changes in fair value	(8,206)	(16,256)	(24,462)

Net fair value at end of period	$(296)	$(11,856)	$(12,152)

Net unrealized loss for the period	$(1,222)	$(14,396)	$(15,618)

	September 30, 2006
	Trading	Economic Hedges	Total
	(In thousands)
Sources of fair value gain (loss):
Fair value at beginning of year	$2,270	$2,258	$4,528
Amount realized on contracts delivered during period	(7,390)	120	(7,270)
Changes in fair value	4,420	(1,635)	2,785

Net fair value at end of period	$(700)	$743	$43

Net unrealized loss for the period	$(2,970)	$(1,515)	$(4,485)

The following table provides the maturity of the net assets (liabilities) of PNMR, giving an indication of when these mark-to-market amounts will settle and generate (use) cash.  The following values were determined using broker quotes and option models:

Fair Value at September 30, 2007

	Less than
	1 year	1-3 Years	4+ Years	Total
		(In thousands)
Trading	$(575)	$30	$249	$(296)
Economic hedges	(6,671)	2,195	(7,380)	(11,856)
Total	$(7,246)	$2,225	$(7,131)	$(12,152)

The net change in fair value on PNMR’s commodity derivative instruments designated as hedging instruments is summarized as follows:

	Nine Months Ended
	September 30,
	2007	2006
Type of Derivative	Hedge Instruments
	(In thousands)
Change in fair value of energy contracts	$(31,970)	$27,354
Change in fair value of gas fixed for float swaps	4,924	(24,649)
Change in the fair value of options	(193)	607
Change in regulatory assets for gas off-system sales	-	135
Net change in fair value	$(27,239)	$3,447

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

PNM Wholesale measures VaR for all transactions that are not directly asset related and have economic risk.  For the three months ended September 30, 2007, the average VaR amount for these transactions was $1.3 million with high and low VaR amounts for the period of $2.8 million and $0.2 million.  The VaR amount for these transactions at September 30, 2007 was $0.2 million.  For the three months ended September 30, 2006, the average VaR amount for these transactions was $1.5 million with high and low VaR amounts for the period of $4.6 million and $0.5 million.  The total VaR amount for these transactions at September 30, 2006 was $1.7 million.

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

For the nine months ended September 30, 2007, the average EaR amount was $14.9 million, with high and low EaR amounts for the period of $27.1 million and $5.7 million.  The total EaR amount at September 30, 2007 was $18.8 million.  For the nine months ended September 30, 2006, the average EaR amount for these transactions was $9.9 million, with high and low EaR amounts for the period of $15.1 million and $4.7 million.  The total EaR amount for these transactions at September 30, 2006 was $14.9 million.

In addition, First Choice utilizes two VaR measures to manage its market risk.  The first VaR limit is based on the same total retail load and supply portfolio as the EaR measure; however, the VaR measure is intended to capture the effects of changes in market prices over a 10 day holding period.  This holding period is considered appropriate given the nature of First Choice’s supply portfolio and the constraints faced by First Choice in the ERCOT market.  The calculation utilizes the same Monte Carlo simulation approach described above at a 95% confidence level.  The VaR amount for these transactions was $1.3 million at September 30, 2007.  For the nine months ended September 30, 2007, the high, low and average mark-to-market VaR amounts were $6.2 million, $1.3 million and $3.9 million.  The VaR amount for these transactions was $3.6 million at September 30, 2006.  For the nine months ended September 30, 2006, the high, low and average mark-to-market VaR amounts were $5.8 million, $1.7 million and $3.0 million.

The second VaR limit was established for First Choice transactions that are subject to mark-to-market accounting as defined by SFAS 133 and SFAS 149.  This calculation captures the effect of changes in market prices over a three-day holding period and utilizes the same Monte Carlo simulation approach described above at a 95% confidence level.  The VaR amount for these transactions was $0.8 million at September 30, 2007.  For the nine months ended September 30, 2007, the high, low and average mark-to-market VaR amounts were $4.4 million, $0.1 million and $1.6 million.  The VaR amount for these transactions was $2.0 million at September 30, 2006.  For the nine months ended September 30, 2006, the high, low and average mark-to-market VaR amounts were $2.0 million, $0.5 million and $1.0 million.

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

PNM Wholesale

The following table provides information related to PNM Wholesale’s credit exposure as of September 30, 2007.  The table further delineates that exposure by the credit worthiness (credit rating) of the counterparties and provides guidance as to the concentration of credit risk to individual counterparties PNM Wholesale may have.

PNM Wholesale
Schedule of Credit Risk Exposure
September 30, 2007

			Net
	(b)	Number	Exposure
	Net	of	of
	Credit	Counter	Counter-
	Risk	-parties	parties
Rating (a)	Exposure	>10%	>10%
	(Dollars in thousands)

External ratings:
Investment grade	$151,891	2	$51,277
Non-investment grade	17,044	-	-
Split	849	-	-
Internal ratings:
Investment grade	104	-	-
Non-investment grade	7,676	-	-
Total	$177,564		$51,277

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

PNM Wholesale
Maturity of Credit Risk Exposure
September 30, 2007

			Greater	Total
	Less than		than	Net
Rating	2 Years	2-5 Years	5 Years	Exposure
		(In thousands)

External ratings:
Investment grade	$133,153	$17,282	$1,456	$151,891
Non-investment grade	17,044	-	-	17,044
Split	849	-	-	849
Internal ratings:
Investment grade	104	-	-	104
Non-investment grade	7,676	-	-	7,676
Total	$158,826	$17,282	$1,456	$177,564

The Company provides for losses due to market and credit risk.  Credit risk for PNM Wholesale's largest counterparty as of September 30, 2007 and December 31, 2006 was $30.0 million and $29.7 million.

First Choice

First Choice is subject to credit risk from non-performance by its supply counterparties to the extent these contracts have a mark-to-market value in the favor of First Choice.  The Constellation power supply agreement established FCPSP, a bankruptcy remote special purpose entity, to hold all of First Choice's customer contracts and wholesale power and gas contracts.  Constellation received a lien on accounts receivable, customer contracts, cash, and the equity of FCPSP as security for FCPSP’s performance under the power supply agreement.  The provisions of this agreement severely limit FCPSP’s ability to secure power from alternate sources.  Additionally, the terms of the security agreement do not require Constellation to post collateral for any mark-to-market balances in FCPSP’s favor.  At September 30, 2007, FCPSP was in an unfavorable mark-to-market position with Constellation.  The Constellation power supply agreement provisions will continue as long as FCPSP is purchasing power from Constellation to serve retail customers.  The existing pricing mechanism under the Constellation power supply agreement expired on December 31, 2006, and the obligations of Constellation to act as a qualified scheduling entity continue until the expiration of the agreement on December 31, 2007.  First Choice's credit exposure to other counterparties at September 30, 2007 was $6.7 million and the time period of these exposures extends through 2010.

First Choice’s retail bad debt expense for the nine months ended September 30, 2007 was $11.8 million.  A reduction in bad debt expense from retail customers is expected due to reduced customer receivables resulting partially from effective disconnect policies, increased collection activity and refined consumer credit and securitization policies.

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

PNMR has long-term debt which subjects it to the risk of loss associated with movements in market interest rates.  The majority of PNMR’s long-term debt is fixed-rate debt, and therefore, does not expose PNMR’s earnings to a major risk of loss due to adverse changes in market interest rates.  However, the fair value of all long-term debt instruments would increase by approximately 1.3%, if interest rates were to decline by 50 basis points from their levels at September 30, 2007.  In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if PNM were to reacquire all or a portion of its debt instruments in the open market prior to their maturity.

During the three and nine months ended September 30, 2007, PNM contributed cash of approximately $1.5 million and $4.6 million to the trust for other post retirement benefits. For the three and nine months ended September 30, 2007, PNM made no contributions and $4.9 million to the NDT.  PNM made no contributions to the trusts for the pension or executive retirement plans.  The securities held by these trusts had an estimated fair value of $722.0 million at September 30, 2007, of which approximately 24.4% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates.  If rates were to increase by 50 basis points from their levels at September 30, 2007, the decrease in the fair value of the fixed-rate securities would be approximately 3.6%, or $6.3 million.  PNM does not currently recover or return through rates any losses or gains on these securities.  PNM, therefore, is at risk for shortfalls in its funding of its obligations due to investment losses.  PNM does not believe that long-term market returns over the period of funding will be less than required for PNM to meet its obligations.  However, this belief is based on assumptions about future returns that are inherently uncertain.

During the three and nine months ended September 30, 2007, TNMP contributed $0.1 million and $0.4 million to the trust for other postretirement benefits for plan year 2007.  TNMP made no contributions to the trust for its pension plan.  The securities held by the trusts had an estimated fair value of $92.5 million at September 30, 2007, of which approximately 23.1% were fixed-rate debt securities that subject TNMP to risk of loss of fair value with movements in market interest rates.  If rates were to increase by 50 basis points from their levels at September 30, 2007, the decrease in the fair value of the fixed-rate securities would be approximately 4.1%, or $0.9 million.  TNMP, therefore, is at risk for shortfalls in its funding of its obligations due to investment losses.  TNMP does not believe that long-term market returns over the period of funding will be less than required for TNMP to meet its obligations.  However, this belief is based on assumptions about future returns that are inherently uncertain.

Equity Market Risk

The trusts established to fund PNM’s share of the decommissioning costs of PVNGS and pension and other postretirement benefits hold certain equity securities at September 30, 2007.  These equity securities also expose the Company to losses in fair value.  Approximately 60.8% of the securities held by the various trusts were equity securities as of September 30, 2007.  Similar to the debt securities held for funding decommissioning and certain pension and other postretirement costs, PNM does not recover or earn a return through rates on any losses or gains on these equity securities.

The trusts established to fund TNMP’s pension and other postretirement benefits hold certain equity securities at September 30, 2007.  These equity securities also expose the Company to losses in fair value.  Approximately 53.3% of the securities held by the various trusts were equity securities as of September 30, 2007.  TNMP does not recover or earn a return through rates on any losses or gains on these equity securities.

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

Changes in internal controls

The following material changes in internal controls occurred during the third quarter of 2007:

•
Implemented a new system to assist with complex billing calculations for large industrial customers at TNMP to record billing activities for Texas market ERCOT electronic data interchange transactions and modified the related business process controls.

•
Implemented a new system that will support FCP’s trading activities by providing an end-to-end flow of deal information from deal capture through scheduling into settlements and posting in the general ledger and redesigned the related business process controls.

•
Outsourced FCP’s retail electric provider function to assist with streamlining FCP’s processes and improve upon recording and collecting revenue and receivables for FCP’s mass market and commercial customers and redesigned the related business process controls.

•
Currently designing and implementing monitoring controls for its equity investment in EnergyCo to ensure that PNMR maintains its compliance with Section 404 of the Sarbanes-Oxley Act of 2002. It is expected that this effort will continue through the end of 2007.

System Upgrade

•
Upgraded an integrated system for inventory management, purchasing, warehousing, and work flow management, except for TNMP.  The upgrade will also enhance internal monitoring and reporting for balance/reconciliation of interface processing and clearly define allowable criteria for when disbursement authorization is required.

Except as described above, there have been no other changes in PNMR’s internal controls over financial reporting for the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, PNMR’s internal control over financial reporting.

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

System Upgrade

•
Upgraded an integrated system for inventory management, purchasing, warehousing, and work flow management.  The upgrade will also enhance internal monitoring and reporting for balance/reconciliation of interface processing and clearly define allowable criteria for when disbursement authorization is required.

Except as described above, there have been no other changes in PNM’s internal controls over financial reporting for the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, PNM’s internal control over financial reporting.

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

Changes in internal controls

The following material changes in internal controls occurred during the third quarter of 2007:

•
Implemented a new system to assist with complex billing calculations for large industrial customers at TNMP to record billing activities for Texas market ERCOT electronic data interchange transactions and modified the related business process controls.

Except as described above, there have been no other changes in TNMP’s internal controls over financial reporting for the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, TNMP’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

ITEM 6.  EXHIBITS

10.1**	PNMR	Third Amendment to the PNM Resources Executive Savings Plan II executed June 4, 2007

10.2**	PNMR	Fifth Amendment to the PNM Resources Non-Union Severance Pay Plan executed on March 12, 2007

10.3**	PNMR	PNM Resources, Inc. Non-Union Severance Pay Plan effective August 1, 2007

10.4**	PNMR	Amended and Restated Retention Bonus Agreement for Jeffry E. Sterba executed September 7, 2007

10.5**	PNMR	Second Amendment to the PNM Resources Officer Life Insurance Plan executed April 15, 2007

10.6**	PNMR	Agreement dated August 16, 2007 between PNM Resources and Public Policy Strategy Group LLC for consulting services performed by William J. Real

12.1	PNMR	Ratio of Earnings to Fixed Charges

12.2	PNM	Ratio of Earnings to Fixed Charges

12.3	PNM	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNMR	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	PNM	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	PNM	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.5	TNMP	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.6	TNMP	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Designates each management contract or compensatory plan or arrangement required to be identified.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date: November 8, 2007	/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Corporate Controller
(Officer duly authorized to sign this report)