Form 10-K
period 2007-12-31
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2008-02-29
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

Commission File Number	Names of Registrants, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.
001-32462	PNM Resources, Inc. (A New Mexico Corporation) Alvarado Square Albuquerque, New Mexico 87158 (505) 241-2700	85-0468296

001-06986	Public Service Company of New Mexico (A New Mexico Corporation) Alvarado Square Albuquerque, New Mexico 87158 (505) 241-2700	85-0019030

002-97230	Texas-New Mexico Power Company (A Texas Corporation) 225 East John Carpenter Freeway, Irving, Texas 75062 (469) 484-8500	75-0204070

Securities Registered Pursuant To Section 12(b) Of The Act:

Name of Each Exchange
Registrant	Title of Each Class	on Which Registered
PNM Resources, Inc.	Common Stock, no par value	New York Stock Exchange
PNM Resources, Inc.	6.75% Equity Units, $50 stated value	New York Stock Exchange

Securities Registered Pursuant To Section 12(g) Of The Act:

Registrant	Title of Each Class
Public Service Company of New Mexico	1965 Series, 4.58% Cumulative Preferred Stock
($100 stated value without sinking fund)

Indicate by check mark whether each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

PNM Resources, Inc. (“PNMR”)	YES ✓	NO
Public Service Company of New Mexico (“PNM”)	YES	NO ✓
Texas-New Mexico Power Company (“TNMP”)	YES	NO ✓

Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

PNMR	YES	NO ✓
PNM	YES	NO ✓
TNMP	YES ✓	NO

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ✓

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller Reporting Company
PNMR	✓
PNM			✓
TNMP			✓

Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act). YES          NO   ✓

As of February 18, 2008, shares of common stock outstanding were.

PNMR	76,828,879
PNM	39,117,799
TNMP	9,615

On June 30, 2007 the aggregate market value of the voting stock held by non-affiliates of PNMR as computed by reference to the New York Stock Exchange composite transaction closing price of $27.83 per share reported by The Wall Street Journal, was $2,130,875,083.

PNM AND TNMP MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I) (1) (a) AND (b) OF FORM 10-K AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (I) (2).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into Part III of this report:

Proxy Statement to be filed by PNMR with the SEC pursuant to Regulation 14A relating to the annual meeting of stockholders of PNMR to be held on May 28, 2008.

This combined Form 10-K is separately filed by PNMR, PNM and TNMP.  Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.  Each registrant makes no representation as to information relating to the other registrants.   When this Form 10-K is incorporated by reference into any filing with the SEC made by PNMR, PNM or TNMP, as a registrant, the portions of this Form 10-K that relate to each other registrant are not incorporated by reference therein.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

INDEX

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED	A-27
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6. SELECTED FINANCIAL DATA	A-28
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION	A-32
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
MARKET RISK	A-66
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	B-1
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE	C-1
ITEM 9A. CONTROLS AND PROCEDURES	C-1
ITEM 9B. OTHER INFORMATION	C-2

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE	D-1
ITEM 11. EXECUTIVE COMPENSATION	D-1
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENTAND RELATED STOCKHOLDER MATTERS	D-1
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE	D-1
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	D-1

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	E-1
SIGNATURES	F-1

GLOSSARY

Definitions:
Afton	Afton Generating Station
AG	New Mexico Attorney General
ALJ	Administrative Law Judge
Altura	Altura Power L.P.
AOCI	Accumulated Other Comprehensive Income
APB	Accounting Principles Board
APS	Arizona Public Service Company
APBO	Accumulated Postretirement Benefit Obligation
ARO	Asset Retirement Obligation
Avistar	Avistar, Inc., a wholly-owned subsidiary of PNMR
BART	Best Available Retrofit Technology
BLM	Bureau of Land Management
Board	Board of Directors of PNMR
BTU	British Thermal Unit
Cal PX	California Power Exchange
Cal ISO	California Independent System Operator
Cascade	Cascade Investment, L.L.C.
Constellation	Constellation Energy Commodities Group, Inc.
Continental	Continental Energy Systems, L.L.C.
CRHC	Cap Rock Holding Corporation, a subsidiary of Continental
CTC	Competition Transition Charge
Decatherm	Million BTUs
Delta	Delta-Person Limited Partnership
DOE	Department of Energy
EaR	Earnings at Risk
ECJV	ECJV Holdings, LLC
EEI	Edison Electric Institute
EIP	Eastern Interconnection Project
EITF	Emerging Issues Task Force
EnergyCo	EnergyCo, LLC, a limited liability corporation, owned 50% by each of PNMR and ECJV
EPA	United States Environmental Protection Agency
EPE	El Paso Electric
ERCOT	Electric Reliability Council of Texas
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FCPSP	First Choice Power Special Purpose, L.P.
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation Number
FIP	Federal Implementation Plan
First Choice	First Choice Power, L. P. and Subsidiaries
Four Corners	Four Corners Power Plant
FPL	FPL Energy New Mexico Wind, LLC
FPPAC	Fuel and Purchased Power Adjustment Clause
GAAP	Generally Accepted Accounting Principles in the United States of America
GWh	Gigawatt hours
IRS	Internal Revenue Service
ISO	Independent System Operator
KWh	Kilowatt Hour
LIBOR	London Interbank Offered Rate
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour

Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act, and the Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NMGC	New Mexico Gas Company, a subsidiary of Continental
NMED	New Mexico Environment Department
NMPRC	New Mexico Public Regulation Commission
NNHPA	Navajo Nation Historic Preservation Department
NOPR	Notice of Proposed Rulemaking
NOX	Nitrogen Oxides
NOI	Notice of Inquiry
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
NYMEX	New York Merchantile Exchange
OASIS	Open Access Same Time Information System
OATT	Open Access Transmission Tariff
O&M	Operations and Maintenance
OPEB	Other Post Transmission Tariff
PBO	Projected Benefit Obligation
PCRBs	Pollution Control Revenue Bonds
PGAC	Purchased Gas Adjustment Clause
PG&E	Pacific Gas and Electric Co.
PM	Particulate Matter
PNM	Public Service Company of New Mexico and Subsidiary
PNM Facility	PNM’s $400 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR Facility	PNMR’s $600 Million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PSA	Power Supply Agreement
PSD	Prevention of Significant Deterioration
PUCHA	The Public Utility Commission of Texas
PUCT	Public Utility Commission of Texas
PVNGS	Palo Verde Nuclear Generating Station
Pyramid	Tri-State Pyramid Unit 4
RCRA	Resource Conservation and Recovery Act
REC	Renewable Energy Certificates
REP	Retail Electricity Provider
RMC	Risk Management Committee
RTO	Regional Transmission Organization
SCE	Southern Cal Edison Company
SCPPA	Southern California Public Power Authority
SDG&E	San Diego Gas and Electric Company
SEC	United States Securities and Exchange Commission
SFAS	FASB Statement of Financial Accounting Standards
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SOAH	State Office of Administrative Hearings
SO2	Sulfur Dioxide
SPS	Southwestern Public Service Company
SRP	Salt River Project
S&P	Standard and Poors Ratings Services
TCEQ	Texas Commission of Environmental Quality
TECA	Texas Electric Choice Act
Throughput	Volumes of gas delivered, whether or not owned
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNP	TNP Enterprises, Inc. and Subsidiaries
Tri-State	Tri-State Generation and Transmission Association, Inc.

v

Tucson	Tucson Electric Power Company
Twin Oaks	Assets of Twin Oaks Power, L.P. and Twin Oaks Power III, L.P.
UAMPS	Utah Associated Municipal Power System
USFS	United States Forest Service
Valencia	Valencia Energy Facility
VaR	Value at Risk
WSPP	Western Systems Power Pool

Accounting Pronouncements (as amended and interpreted):

APB 25	Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”
EITF 02-3	EITF Issue No. 02-3 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”
EITF 03-11	EITF Issue No. 03-11 “Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133 and Not Held for Trading Purposes”
EITF 03-13	EITF Issue No. 03-13 “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations“
FIN 46R	FIN 46R “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51”
FIN 47	FIN No. 47 “Accounting for Conditional Asset Retirement Obligations an Interpretation of FASB Statement No. 143”
FIN 48	FIN No. 48 “Accounting for Uncertainty in Income Taxes”
SFAS 5	SFAS No. 5 “Accounting for Contingencies”
SFAS 34	SFAS No. 34 “Capitalization of Interest Cost”
SFAS 57	SFAS No. 57 “Related Party Disclosures”
SFAS 71	SFAS No. 71 “Accounting for Effects of Certain Types of Regulation”
SFAS 87	SFAS No. 87 “Employers' Accounting for Pensions”
SFAS 106	SFAS No. 106 “Employers' Accounting for Postretirement Benefits Other Than Pensions”
SFAS 109	SFAS No. 109 “Accounting for Income Taxes”
SFAS 112	SFAS No. 112 “Employers’ Accounting for Postemployment Benefits – an amendment of FASB Statements No. 5 and 43”
SFAS 115	SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”
SFAS 123R	SFAS No. 123R
SFAS 128	SFAS No. 128 “Earnings per Share”
SFAS 131	SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”
SFAS 133	SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”
SFAS 141	SFAS No. 141 “Business Combinations”
SFAS 142	SFAS No. 142 “Goodwill and Other Intangible Assets”
SFAS 143	SFAS No. 143 “Accounting for Asset Retirement Obligations”
SFAS 144	SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”
SFAS 154	SFAS No. 154 “Accounting Changes and Error Corrections”
SFAS 158	SFAS No. 158 “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”

PART I

ITEM 1.	BUSINESS

THE COMPANY

Overview

PNMR is an investor-owned holding company of energy and energy-related businesses.  PNMR’s primary subsidiaries are PNM, TNMP, First Choice and, through May 31, 2007, Altura.  PNM is an integrated public utility with regulated operations primarily engaged in the generation, transmission and distribution of electricity, transmission and distribution and sale of natural gas, and unregulated operations primarily focused on the sale and marketing of electricity in the western United States.  PNM began service to TNMP’s New Mexico customers effective January 1, 2007.  TNMP is a regulated utility operating in Texas and through December 31, 2006 in New Mexico.  In Texas, TNMP provides regulated transmission and distribution services.  First Choice is a competitive retail electric provider operating in Texas.

In January 2007, PNMR and ECJVcreated EnergyCo to serve expanding U.S. markets throughout the Southwest, Texas and the West.  ECJV is a wholly owned subsidiary of Cascade, which is a large PNMR shareholder.  PNMR and ECJV each have a 50 percent ownership interest in EnergyCo, a limited liability company.  On June 1, 2007, PNMR contributed its ownership of Altura, including the Twin Oaks plant, to EnergyCo at fair value of $549.6 million, as adjusted to reflect changes in working capital.  ECJV made a cash contribution to EnergyCo equal to 50% of the fair value amount and EnergyCo distributed that cash to PNMR. In August 2007, EnergyCo completed the acquisition of a cogeneration electric and steam generating plant and announced plans to co-develop another electric generating unit.

On January 12, 2008, PNM entered into an agreement to sell its gas operations, which are reflected as discontinued operations herein.  Financial information regarding PNM’s gas operations is presented in Note 23.  PNMR also entered into an agreement with the purchaser of the gas operations to acquire its electric operations in Texas, which acquisition is dependent upon the sale of the gas operations.  Both transactions are subject to regulatory approval.  PNMR expects to use the net proceeds of these transactions to retire debt, fund future electric capital expenditures and for other corporate purposes.  On January 18, 2008, PNM entered into an agreement to sell certain wholesale power, natural gas and transmission contracts.  In addition, in January 2008, PNMR decided to cease the operations of Avistar.

PNMR’s common stock trades on the New York Stock Exchange under the symbol PNM.  PNMR was incorporated in the State of New Mexico in 2000.  PNM was incorporated in the State of New Mexico in 1917.  TNMP’s predecessor was organized in 1925 and TNMP is incorporated in the State of Texas.

Other Information

These filings for PNMR, PNM and TNMP include disclosures for PNMR, PNM and TNMP.  For discussion purposes, this report will use the term “Company” when discussing matters of common applicability to PNMR, PNM and TNMP.  Discussions regarding only PNMR, PNM or TNMP will be indicated as such.  A reference to “MD&A” in this report refers to Part II, Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operation in this report.  A reference to a “Note” in this Part I refers to the accompanying Notes to Consolidated Financial Statements.

Financial information relating to amounts of sales, revenue, net income and total assets of reportable segments is contained in Part II, Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operation and Note 3.

PNMR WEBSITE

PNMR’s Internet address is http://www.pnmresources.com.  The contents of the website are not a part of this Form 10-K.  PNMR’s filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, are accessible free of charge at http://www.pnmresources.com as soon as reasonably practicable after they are filed with, or furnished to, the SEC.  These reports are also available upon request in print from PNMR free of charge.  Additionally, PNMR's Corporate Governance Principles, code of ethics (Do the Right Thing-Principles of Business Conduct) and charters of its Audit and Ethics Committee, Governance and Public Policy Committee, Human Resources and Compensation Committee and Finance Committee are available on the website at http://www.pnmresources.com/investors/governance.cfm and such information is available in print, without charge, to any shareholder who requests it.

OPERATIONS

PNM Electric

PNM Electric is an integrated electric utility that consists of generation, transmission and distribution of electricity for retail electric customers in New Mexico and the sale of transmission to third parties and, through December 31, 2006, to TNMP.  PNM Electric also includes the generation and sale of electricity into the wholesale market.  This includes the sale of unused capacity of PNM’s jurisdictional assets, primarily SJGS, PVNGS Units 1 and 2, and Four Corners, as well as the capacity of its generating plants excluded from retail rates.  PNM Electric provides retail electric service to a large area of north central New Mexico, including the cities of Albuquerque and Santa Fe, and certain other areas of New Mexico, which are located in Southern New Mexico.  PNM Electric owns or leases transmission lines, interconnected with other utilities in New Mexico, Texas, Arizona, Colorado and Utah.  The largest non-affiliated retail electric customer served by PNM Electric accounted for 2.3% of the PNM Electric’s revenues for the year ended December 31, 2007.

The NMPRC has established an off-system sales methodology that provides for a sharing mechanism whereby a certain amount of revenues from off-system sales are credited to reduce retail cost of service.  Off-system sales above the amounts credited to retail customers accrue to the benefit of shareholders.

Customer rates for retail electric service have been set by the NMPRC based on the provisions of the Global Electric Agreement.  In 2003, the NMPRC approved the Global Electric Agreement that set a rate path through 2007.  PNM agreed to decrease retail electric rates by 6.5% in two phases over three years.  The first phase of the rate reductions became effective in September 2003 and the second phase became effective September 2005.  In February 2007, PNM filed a general rate case that asked the NMPRC to approve an increase in general rates, the first such request in over 20 years.  New rates are anticipated to go into effect in May 2008 and would impact approximately 432,000 customers. If electric rates are approved as requested, electric revenues would increase $76.9 million, an increase of 13.8% over existing revenues.  The application also requested authorization to implement a FPPAC through which changes in the cost of fuel and purchased power, above or below the costs included in base rates, will be passed through to customers on a monthly basis. The Company is unable to predict the outcome of the rate proceeding.  See Note 17 - Electric Rate Case.

Weather-normalized retail electric load growth was 1.9% in 2007.  PNM Electric’s system peak demands for its retail customers and firm requirements customers in the summer and the winter for the last three years are shown in the following table:

System Peak Demands

	2007	2006	2005
	(Megawatts)

Summer	1,933	1,855	1,779
Winter	1,606	1,616	1,530

PNM holds long-term, non-exclusive franchise agreements for its electric retail operations, with varying expiration dates.  These franchise agreements allow PNM to access public rights-of-way for placement of PNM’s electric facilities.  Franchise agreements have expired in some areas PNM serves, including Albuquerque, Santa Fe, and the City of Rio Rancho.  PNM remains obligated under New Mexico state law to provide service to customers in these franchise areas despite the absence of an effective franchise agreement, so there should be no direct impact on PNM’s business.  The Albuquerque and Rio Rancho metropolitan areas accounted for 27.0% and 5.0% of PNM Electric’s 2007 revenues and no other franchise area represents more than 5%.  Although PNM does not collect or pay franchise fees in some areas it serves, PNM continues to collect and pay franchise fees in certain parts of its service territory, including Albuquerque, Santa Fe, and the City of Rio Rancho.

PNM Electric owns or leases 3,162 circuit miles of electric transmission lines, interconnected with other utilities in New Mexico, Arizona, Colorado, Texas and Utah.  Due to rapid load growth in PNM Electric’s service territory in recent years and the lack of transmission development, most of the capacity on this transmission system is fully committed during peak hours and there is very little or no additional access available on a firm commitment basis. These factors result in physical constraints on the system and limit the ability to wheel power into PNM Electric’s service area from outside of New Mexico.

PNM Electric also includes wholesale activities that consist of the generation and sale of electricity into the wholesale market from Luna, Lordsburg, and PNM’s share of Unit 3 at PVNGS, which are excluded from retail rates.   PNMR has recently embarked on a strategy to move away from certain wholesale activities within PNM Electric.  In January 2008, PNM announced the pending sale of certain wholesale power, natural gas and transmission contracts as the first step of separating its wholesale activities from PNM. See Note 8.  In addition, the Luna and Lordsburg assets are required to be separated from PNM Electric by January 1, 2010, under an existing NMPRC regulatory order.  These assets could be sold, moved to a different subsidiary or included in future retail rates if approved by regulators. Because PNM's share of Unit 3 at the PVNGS is excluded from the regulatory separation requirement, it can remain within PNM the utility and its power can continue to be sold on the wholesale market.  PNM Electric also engages in activities to optimize its existing jurisdictional assets and long-term purchase power agreements through spot market, hour ahead, day ahead, week ahead and other sales of any excess generation not required to fulfill PNM Electric’s retail load and contractual commitments.

PNM Electric has entered into various firm-requirements wholesale electric sales contracts.  These contracts contain fixed capacity charges in addition to energy charges.  Capacity charges are fixed monthly payments for a commitment of resources to service the contract requirements.  Energy charges are payments based on the amount of electricity delivered to the customer intended to compensate PNM Electric for its variable costs incurred to provide the energy.  PNM Electric’s firm-requirements demand was 287 MW in 2007, and is expected, based solely on existing contracts, to be 327 MW in 2008, 255 MW in 2009, 261 MW in 2010 and 267 MW in 2011.  No firm-requirements customer of PNM Electric accounted for more than 1.6% of the PNM Electric's revenues for the year ended December 31, 2007.

TNMP Electric

TNMP Electric consists of the operations of TNMP.  TNMP is a regulated utility operating in Texas and, through December 31, 2006, in New Mexico.

In New Mexico, TNMP provided integrated electricity services that included the transmission, distribution, purchase and sale of electricity to its customers in southwest and south central New Mexico as well as transmission to third parties and to PNM through December 31, 2006.  PNM Electric began serving these customers on January 1, 2007 when the TNMP New Mexico assets were transferred to PNM.

In Texas, TNMP Electric provides regulated transmission and distribution services under the provisions of TECA.  TNMP Electric serves a market of small-to-medium-sized communities.  Most of the communities in TNMP Electric’s service territory have populations of less than 50,000.  In most areas that TNMP Electric serves, it is the exclusive provider of transmission and distribution services.

TNMP Electric’s Texas territory consists of three non-contiguous areas.  One portion of this territory extends from Lewisville, which is approximately 10 miles north of the Dallas-Fort Worth International Airport, eastward to municipalities near the Red River, and to communities north, west and south of Fort Worth.  The second portion of its territory includes the area along the Texas Gulf Coast between Houston and Galveston, and the third portion includes areas of far west Texas between Midland and El Paso.  TNMP Electric’s Texas operations lie entirely within the ERCOT region.  ERCOT is the independent system operator that is responsible for maintaining reliable operations for the bulk electric power supply system in the ERCOT region, which is located entirely within Texas.  See Rates and Regulation below for more information about ERCOT.

TNMP Electric provides transmission and distribution services at regulated rates to various REPs that, in turn, provide retail electric service within TNMP Electric’s Texas service area.  As of December 31, 2007, 59 active REPs served customers that receive transmission and distribution services from TNMP Electric.  First Choice, TNMP Electric’s affiliated REP, was TNMP Electric’s largest customer and accounted for 39% of TNMP's revenues for the year ended December 31, 2007.  Revenues of TNMP’s next largest customer accounted for 18% of revenues and no other customers accounted for more than 10% of revenues.

TNMP holds long-term, non-exclusive franchise agreements for its electric transmission and distribution services, with varying expiration dates.  TNMP intends to negotiate and execute new or amended franchise agreements with municipalities as they expire.  Since TNMP Electric is the exclusive provider of transmission and distribution services in most areas that it serves, the absence of franchise agreements should not have a direct impact on TNMP’s business.  The remainder of TNMP's revenues is earned from service provided to facilities in its service area that lie outside the territorial jurisdiction of the municipalities with which TNMP has franchise agreements.

PNM Gas

PNM Gas distributes natural gas to most of the major communities in New Mexico, including Albuquerque and Santa Fe, under rates that are subject to traditional rate regulation by the NMPRC.  On January 12, 2008, PNM entered into an agreement to sell PNM Gas.   The proposed sale is subject to approval by the NMPRC.  See Note 23.

The Albuquerque metropolitan area accounted for approximately 49% of the total gas revenues in 2007.  No single sales-service customer accounted for more than 1% of PNM Gas’ therm sales in 2007.  PNM Gas holds non-exclusive franchises with varying expiration dates.  Franchise agreements have expired for the City of Rio Rancho and several smaller municipalities, although PNM continues to collect and pay franchise fees to each of these communities.  Franchise agreements have also expired for several counties that PNM Gas serves.  PNM Gas remains obligated to serve these franchise areas pursuant to state law.

PNM Gas has a customer base that includes both sales-service customers and transportation-service customers.  Sales-service customers purchase natural gas and receive transportation and delivery services from PNM Gas for which PNM Gas receives both cost-of-gas and cost-of-service revenues.  Cost-of-gas revenues collected from its sales-service customers are recovered in accordance with NMPRC regulations through the PNM Gas PGAC and represent a pass-through of the cost of natural gas to the customer.  As a result, increases or decreases in gas revenues resulting from wholesale gas price fluctuations do not impact gross margin (gross margin is equal to operating revenues minus cost of energy sold).  The NMPRC has approved an agreement regarding the hedging strategy of PNM Gas and the implementation of a price management fund program which includes a continuous monthly balancing account with a carrying charge.  This carrying charge has the effect of keeping PNM Gas whole on purchases of gas since it is compensated for the time value of money that exists due to any delay in collections from customers.  Additionally, PNM Gas makes occasional gas sales to off-system sales customers.  Off-system sales deliveries generally occur at pipeline interconnections with the PNM Gas system and profits are shared between PNM Gas and its regulated customers on a 30%/70% basis.

PNM Gas had 26 transportation-service customers in 2007, which procure gas for their end users independently of PNM Gas end users.  Transportation-service customers are gas marketers and producers contracting with PNM Gas for transportation services to their end users and for other related services that provide PNM Gas with cost-of-service revenues only.  Transportation services are provided to transportation-service customers at locations throughout the PNM Gas distribution system, as well as points on and off PNM Gas transmission pipelines.  Through its transportation-service customers, PNM Gas provided gas transportation deliveries to 2,042 end users that were not PNM Gas customers during 2007.

In 2007, 41% of the total gas throughput of PNM Gas was related to transportation gas deliveries.  The transportation rates of PNM Gas are unbundled, and transportation customers only pay for the service they receive.  In 2007, revenues from transportation customers accounted for 3% of the total gas revenues of PNM Gas.  Revenues from sales-service customers accounted for the remaining 97%.  Cost of gas, on which PNM Gas makes no margin, accounted for 73% of total sales-service revenue.  Because a major portion of the PNM Gas load is related to heating, sales levels are affected by the weather.  In 2007, 64% of the total sales occurred in the months of January, February, March and December.

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

Altura

On April 18, 2006, PNMR’s wholly owned subsidiary, Altura, purchased the Twin Oaks business, which included a 305 MW coal-fired power plant located 150 miles south of Dallas, Texas.  PNMR acquired Twin Oaks to expand its merchant generation capacity in order to serve a growing wholesale market in the Southwest. Effective June 1, 2007, PNMR contributed Altura, including the Twin Oaks business, to EnergyCo.  See Note 22.  The results of Twin Oaks operations have been included in the Consolidated Financial Statements of PNMR from April 18, 2006 through May 31, 2007.  Beginning June 1, 2007, the Twin Oaks operations are included in EnergyCo, which is accounted for by PNMR using the equity method.

Altura assumed two power sales agreements for the Twin Oaks power generated by the Twin Oaks facility.  The first contract was for 100% of the power generated by Twin Oaks and expired in September 2007.  The second contract is for 75% of the power generated by Twin Oaks that began in October 2007 and expires December 31, 2010.

EnergyCo

EnergyCo’s strategy is focused on unregulated operations in some of the nation’s growing power markets.  EnergyCo’s anticipated business lines will consist of competitive retail energy sales, development, operation and ownership of diverse generation assets, and wholesale marketing and trading to optimize its assets.  PNMR accounts for its 50% ownership interest in EnergyCo using the equity method of accounting because PNMR’s ownership interest results in significant influence, but not control, over EnergyCo and its operations.  PNMR records as income its percentage share of earnings or loss of EnergyCo and carries its investment at cost, adjusted for its share of undistributed earnings or losses.  Accordingly, EnergyCo’s revenues and expenses are not included in PNMR’s consolidated revenues and expenses. EnergyCo operates the Twin Oaks plant, which PNMR contributed to EnergyCo on June 1, 2007 and the Altura Cogen plant, which EnergyCo acquired effective August 1, 2007. EnergyCo is also co-developing another generating unit at Cedar Bayou.  See Note 22.

First Choice

First Choice is a certified retail electric provider operating in ERCOT, which provides electricity to residential, small and large commercial, industrial and institutional customers.  First Choice’s services include acquiring retail customers, setting up retail accounts, handling customer inquiries and complaints, and acting as a liaison between the transmission and distribution companies and retail customers.  First Choice focuses its competitive customer acquisition efforts in the major Texas metropolitan areas that are open to electric choice within ERCOT, including Dallas-Fort Worth, Houston, Corpus Christi, and McAllen-Harlingen.  Although First Choice is regulated in certain respects by the PUCT under ERCOT, its business is not subject to traditional rate of return regulation.

First Choice’s load fluctuates continuously due to, among other things, customer additions and losses, changes in customer usage, and seasonality of weather.  First Choice continually monitors and revises its load forecast to account for changing competitive customer loads.  First Choice develops short-term load forecasts to identify short-term load surpluses and shortages, and to ensure that hedges are in place to cover forecasted sales.  To the extent these short-term load forecasts identify shortages, First Choice covers shortages through short-term power purchases or through purchases on the ERCOT balancing market.

First Choice experiences increased sales and operating revenues during the summer months as a result of increased air conditioner usage in hot weather.  In 2007, approximately 40% of First Choice’s consolidated annual revenues were recorded in June, July, August and September.

First Choice is exposed to market risk to the extent that its retail rates or cost of supply fluctuates with market prices.  Additionally, fluctuations in First Choice retail load requirements greater than anticipated may subject First Choice to market risk.  First Choice’s basic strategy is to minimize its exposure to fluctuations in market energy prices by matching fixed price sales contracts with fixed price supply. First Choice also enters into proprietary trading contracts with the sole purpose of generating gross margins through capturing market dislocations.  Various derivative instruments are utilized to achieve this.  These transactions do not specifically hedge exposure or manage price risk associated with retail load obligation.   Trading positions are subject to market risk that is not mitigated by First Choice's retail operations.

Corporate and Other

PNMR Services Company provides corporate services through shared services agreements to PNMR, to all of PNMR's business units, including Altura, First Choice, PNM and TNMP, and to EnergyCo.  These services are charged and billed on a monthly basis to the business units.  Billings are at cost, except for EnergyCo, which includes a profit element.  PNMR Services Company is included in the Corporate and Other segment.

SOURCES OF POWER

PNMR

PNMR obtains power through the generation of electricity from property owned or leased by PNM.  PNMR’s subsidiaries also obtain power purchased through various long-term PPAs and short-term market purchases.  PNMR does not obtain power from EnergyCo.

First Choice assumed the energy supply activities of TNMP in Texas in 2002.  Constellation was the primary supplier of power for First Choice’s customers through the end of 2006.  Additionally, Constellation agreed to supply power in certain transactions under the PSA beyond the date when that commitment expired.  The obligations of Constellation to act as a qualified scheduling entity continued until the expiration of the agreement on December 31, 2007.  The contract was extended until January 31, 2008 and First Choice then became the qualified scheduling entity as of February 1, 2008.  First Choice has no long-term power supply agreements.  Therefore, First Choice is exposed to market risk if power prices increase faster or in excess of its ability to increase rates to its customers.  Since January 1, 2008, power to serve its customers has been obtained through short-term market purchases, with Constellation remaining the primary supplier of electricity.

PNM

As of December 31, 2007, the total net generation capacity of facilities owned or leased by PNM was 2,205 MW.  See Item 2. Properties.  PNM also obtains power under long-term PPAs as described below.  PNM Electric’s total generation capacity from these sources is:

Owned and leased	2,205
Long-term PPAs:
New Mexico Wind Energy	200
SPS contingent	150
Tri-State	50
Tri-State Springerville contingent	50
2,655

The above table does not reflect agreements for capacity from the Valencia Energy Facility, which is anticipated to be 148 MW, and a biomass project, which is anticipated to be 32 MW, that would add capacity if these projects are ultimately completed as planned.  The biomass facility is expected to begin commercial operations in late 2009 or early 2010.  The commercial operation of the Valencia facility is anticipated in the summer of 2008.  See Note 16 for descriptions of these projects.

Owned

PNM is committed to increasing the utilization of its generation capacity at SJGS, Four Corners and PVNGS.  SJGS’ equivalent availability was 80.4% and 89.6% for the years ended December 31, 2007 and 2006.  PVNGS’ equivalent availability was 77.3% and 70.0% for the years ended December 31, 2007 and 2006.  Four Corners’ equivalent availability was 78.5% and 90.5% for the years ended December 31, 2007 and 2006.  SJGS is operated by PNM. Four Corners and PVNGS are operated by APS.

PNM’s Lordsburg plant was built to serve wholesale customers and other sales rather than New Mexico retail customers.  In 2004, a subsidiary of PNMR purchased a one-third interest in Luna, a 570 MW, partially constructed, natural gas-fired power plant near Deming in southern New Mexico.  In 2005, the one-third interest in Luna was transferred to PNM.  These plants are not currently included in the retail rates.  However, they may be needed in the future to serve the growing retail load.  If so, the plants would have to be certified by the NMPRC and would then be subject to inclusion in PNM Electric’s retail rates in future rate cases.  Alternatively, these plants could be sold or transferred to another subsidiary of PNMR.

In 2007, PNM Electric completed the conversion of Afton to a combined cycle plant.  The NMPRC has approved bringing Afton into retail rates, with 50% of Afton's capacity designated to serve TNMP's former New Mexico customers, which were transferred to PNM effective January 1, 2007, and the other 50% designated to serve PNM Electric's other regulated customers.

Leased

PNM leases portions of PVNGS.  See Item 2. Properties and Note 7 for additional information.

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

PNM has entered into a PPA that is considered an operating lease with Tri-State to purchase 40 MW unit contingent energy and capacity from Pyramid Unit 4, owned and operated by Tri-State, through September 2014.  Fuel for the generating unit is provided by wholesale gas purchases made by PNM.  In January 2008, PNM entered into an agreement to sell this contract.  See Note 8.

PPAs

In addition to generating its own power, PNM Electric purchases power in the open market under long-term PPAs.  PNM also purchases power in the forward, day-ahead and real-time markets.

In 2002, PNM entered into an agreement with FPL to develop a 200 MW wind generation facility in New Mexico.  PNM began receiving commercial power from the project in June 2003.  FPL owns and operates the New Mexico Wind Energy Center, which consists of 136 wind-powered turbines on a site in eastern New Mexico.  PNM has a contract to purchase all the power and RECs generated by the New Mexico Wind Energy Center for 25 years.  In 2003, PNM received approval from the NMPRC for a voluntary tariff that allows PNM retail customers to buy wind-generated electricity for a small monthly premium.  Power from the New Mexico Wind Energy Center is used to service load under the voluntary tariff and as part of PNM’s electric supply mix for meeting retail load.  Any wind-generated electricity in excess of these amounts is sold on the wholesale power market, either within New Mexico or outside the state.  In its current electric rate case, PNM Electric has proposed to include this PPA in rates subject to the jurisdiction of the NMPRC.

In addition, PNM has the following long-term PPAs. PNM has a contract with SPS to purchase 150 MW interruptible power through May 2011.  PNM has a contract with Tri-State to purchase 50 MW of firm power and capacity through June 2010.  PNM has a contract with Tri-State to purchase 50 MW unit contingent energy and capacity from Springerville Unit 3, owned and operated by Tri-State, through September 2014.  In January 2008, an agreement to sell the Tri-State Springerville Unit 3 contract was signed.  See Note 8.

A summary of purchased power is as follows:

	Year Ended December 31,
	2007	2006	2005

Purchased under long-term PPAs
MWh	2,370,364	2,094,510	2,476,456
Cost per MWh	47.23	47.36	50.68

Other purchased power
Total MWh	6,575,882	5,993,846	6,397,142
Cost per MWh	61.97	58.27	63.16

TNMP

TNMP purchased all electricity for its New Mexico customers' needs and energy-scheduling services under a wholesale power contract with PNM that ended December 2006, when the New Mexico assets of TNMP were transferred to PNM.  Since then, TNMP, which now operates solely in Texas, only provides transmission and distribution services and does not sell power.

FUEL AND WATER SUPPLY

PNMR

The coal requirements for Twin Oaks were supplied by a long-term fuel supply agreement during the period PNMR owned Twin Oaks.  This fuel supply agreement expires when Twin Oaks accepts delivery of a specified quantity, which is estimated to be in 2029.  PNMR and Altura are not responsible under this agreement for the decommissioning or reclamation costs of the supplying mine.  Upon PNMR’s contribution of Altura to EnergyCo, PNMR has no benefits or obligations under this fuel supply agreement.

PNM

The percentages of PNM’s generation of electricity (on the basis of KWh) fueled by coal, nuclear fuel and gas and oil, and the average costs to PNM of those fuels per million BTU, during the past three years were as follows:

	Coal		Nuclear		Gas and Oil
	Percent of	Average	Percent of	Average	Percent of	Average
	Generation	Cost	Generation	Cost	Generation	Cost

2007	65.1%	$1.79	27.2%	$0.53	7.7%	$5.28
2006	70.4%	$1.75	23.7%	$0.54	5.9%	$6.15
2005	71.3%	$1.64	26.3%	$0.46	2.4%	$6.88

The generation mix for 2008 is expected to be 60.0% coal, 26.0% nuclear and 14.0% gas and oil.  Due to locally available natural gas and oil supplies, the utilization of locally available coal deposits and the generally adequate supply of nuclear fuel, PNM believes that adequate sources of fuel are available for its generating stations into the foreseeable future.  See Sources of Power - PNM - PPAs for information concerning the cost of purchased power.

Coal

See Note 16 for information about PNM’s coal supply.

Natural Gas

The natural gas used as fuel for the electric generating plants is procured on the open market and delivered by PNM Gas through its transportation facilities or third party transportation providers.

Nuclear Fuel

PNM is one of several participants in PVNGS. See Note 14.  The fuel cycle for PVNGS is comprised of the following stages:

•	mining and milling of uranium ore to produce uranium concentrates;
•	conversion of uranium concentrates to uranium hexafluoride;
•	enrichment of uranium hexafluoride;
•	fabrication of fuel assemblies;
•	utilization of fuel assemblies in reactors; and
•	storage and disposal of spent nuclear fuel.

The PVNGS participants are continually identifying their future resource needs and negotiating arrangements to fill those needs.  The PVNGS participants have contracted for all of PVNGS’s requirements for uranium concentrates and conversion services through 2008 and for approximately 50% of uranium concentrates and conversion services in 2009.  The participants have also contracted for all of PVNGS’s enrichment services through 2013 and all of PVNGS’s fuel assembly fabrication services until at least 2015.

Water Supply

See Note 16 for information about PNM's water supply.

RATES AND REGULATION

The items below describe certain of the more significant rate and regulatory matters that are relevant to the Company.  See Notes 16 and 17 for a discussion of additional rate and regulatory matters.

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

First Choice

First Choice is a member of ERCOT, the ISO responsible for maintaining reliable operations of the bulk electric power grid in the Texas deregulated electricity market.  ERCOT does not operate a centrally dispatched pool and does not procure energy on behalf of its members other than to maintain the reliable operation of the transmission system.  ERCOT also serves as a clearinghouse for procuring ancillary services.

Members of ERCOT include independent retail electric providers, investor owned utilities, municipals, cooperatives, independent generators, independent power marketers, and consumers.  The electric market served by ERCOT operates under the reliability standards set by the North American Electric Reliability Council.  The PUCT has primary jurisdictional authority over the electric market served by ERCOT and the reliability of electricity across Texas' main interconnected power grid.

First Choice provides energy to retail customers in ERCOT.  As a result of the deregulated electricity market in Texas, there are no provisions for the specific recovery of fuel and purchased power costs by First Choice.  The rates charged to new customers acquired by First Choice are not regulated by the PUCT, but are negotiated by First Choice with each customer.  As a result, purchased power costs will affect First Choice’s operating results.

PNM

Regulation

PNM is subject to the jurisdiction of the NMPRC, with respect to its retail electric and gas rates, service, accounting, issuance of securities, construction of major new generation, transmission, and distribution facilities and other matters regarding retail utility services provided in New Mexico.  See Note 17 for information concerning PNM’s current electric and gas rate cases.  The FERC has jurisdiction over rates and other matters related to wholesale electric sales and cost recovery for a portion of PNM’s transmission network.

Regional Transmission Issues

In February 2007, FERC issued Order 890 setting out a new OATT rule, which became effective in May 2007.  Order 890 addressed several elements of transmission service, including:  (1) requiring greater consistency and transparency in calculating available transfer capacity for transmission; (2) requiring transparent transmission planning and customer access to transmission plans; (3) reform of rollover rights; and (4) clarification of various ambiguities in transmission rights under the new OATT.   Order 890 also required numerous compliance filings to be made by transmission providers.  Order 890 also attempted to clarify certain elements of transmission service utilized for network generation resources, but still left uncertain the transmission used for such resources that pre-dated transmission open access.  PNM filed a petition for rehearing seeking clarification of this issue in regards to one such generation resource that PNM has under contract.  Numerous other entities also filed petitions for rehearing and/or clarification.  PNM’s transmission group has completed the numerous FERC compliance filings required by Order 890.  PNM will continue making the required compliance filings and will participate in FERC’s technical conferences regarding Order 890 reliability standards.  In December 2007, FERC issued its order on rehearing and clarified and revised some aspects of its initial order and rule.  FERC did not specifically rule on the request PNM filed for clarification regarding transmission used for network generation resources.  The order reiterated its general rule on this topic, which had no impact on PNM operations.

Global Electric Agreement

In 2003, PNM signed the Global Electric Agreement, which provided for a fixed rate path, procedures for PNM’s participation in unregulated generating plant activities and other regulatory issues.  In accordance with this rate path, PNM reduced its retail rates by 4.0% in September 2003 and by an additional 2.5% in September 2005.  The rate path was effective through December 31, 2007, at which time rates became subject to review by the NMPRC.  On February 21, 2007, PNM filed a general electric rate case requesting the NMPRC to approve an increase, as amended, in general rates of $76.9 million, an increase of 13.8% over test period revenue, and to reinstate a FPPAC.  Electric rates will be subject to the decision by the NMRPC, which is anticipated to issue the final order about May 7, 2008.

Operations Transferred from TNMP

In connection with obtaining the approval of the NMPRC for PNMR’s acquisition of TNP, including TNMP, PNMR agreed to reduce rates for TNMP’s New Mexico customers, except one large industrial customer, by 1.851 cents per kWh in 2006 through 2007, by an additional 0.1 cents per kWh in 2008, and by a further 0.1 cents per kWh in 2010. No rate increase can be requested that would go into effect prior to January 1, 2011.  Effective January 1, 2007, the New Mexico utility operations of TNMP were transferred to PNM and these provisions regarding rates remain in effect.

Renewable Portfolio Standard

The Renewable Energy Act of 2004 was enacted to encourage the development of renewable energy in New Mexico.  The act establishes a mandatory renewable energy portfolio standard requiring a utility to acquire a renewable energy portfolio equal to 5% of retail electric sales by January 1, 2006 and, as amended effective July 1, 2007, increasing to 10% by 2011, 15% by 2015 and 20% by 2020.  The act provides for streamlined proceedings for approval of utilities’ renewable energy procurement plans, assures utilities recovery of costs incurred consistent with approved procurement plans and requires the NMPRC to establish a reasonable cost threshold for the procurement of renewable resources to prevent excessive costs being added to rates.

TNMP

Regulation

In Texas, TNMP provides regulated transmission and distribution services and is subject to the jurisdiction of the PUCT and certain municipalities with respect to rates and service.  TNMP is subject to traditional cost-of-service regulation in Texas.  TNMP’s transmission and distribution activities in Texas are not subject to FERC regulation, because those activities occur solely within the ERCOT system of Texas.

Through December 31, 2006, TNMP was subject to the jurisdiction of the NMPRC and subject to traditional cost-of service regulation within New Mexico and subject to the jurisdiction of the FERC for some of its activities in New Mexico, including the issuance of securities and the acquisition or disposition of properties.

ENVIRONMENTAL MATTERS

Electric and gas utilities are subject to stringent laws and regulations for protection of the environment by local, state, federal and tribal authorities. In addition, PVNGS is subject to the jurisdiction of the NRC, which has the authority to issue permits and licenses and to regulate nuclear facilities in order to protect the health and safety of the public from radioactive hazards and to conduct environmental reviews pursuant to the National Environmental Policy Act.  The liabilities under these laws and regulations can be material and, in some instances, may be imposed without regard to fault, or may be imposed for past acts, whether or not such acts were lawful at the time they occurred.  See MD&A - Critical Accounting Policies for a discussion of applicable accounting policies and – Other Issues Facing the Company – Climate Change Issues for information on greenhouse gas emissions.  In addition, see Notes 16 and 18 for information related to the following matters, incorporated in this item by reference.

Note 16
•	Renewable Portfolio Standard
•	Person Station
•	Retired Fossil-Fueled Plant Decommissioning Costs
•	PVNGS Decommissioning Funding
•	Nuclear Spent Fuel and Waste Disposal
•	Environmental Matters under the caption “The Clean Air Act”
•	Santa Fe Generating Station
•	Coal Combustion Waste Disposal
•	Archaeological Site Disturbance

Note 18
•	Environmental Issues

                 COMPETITION

Through certain of its subsidiaries, PNMR is a merchant utility and a regulated energy service provider.  Regulated utilities are generally not subject to competition from other utilities in areas that are under the jurisdiction of state regulatory commissions.  In New Mexico, PNM does not have competition for services provided to its retail electric and gas customers.  Under current law, TNMP is not in any direct retail competition with any other regulated electric utility.  However, the Company is subject to customer conservation activities and initiatives to utilize alternative energy sources.  As a merchant utility, PNMR is subject to competition in the wholesale markets and the deregulated electricity market in Texas.  Additional information relating to the competitive environment in which the Company operates in is contained in MD&A.

The Company is subject to varying degrees of competition in certain territories adjacent to or within the areas it serves with other utilities in its region as well as with rural electric cooperatives and municipal utilities.  The Company is involved in the generation and sale of electricity into the wholesale market.  It is subject to competition from regional utilities with similar opportunities to generate and sell energy at market-based prices and larger trading entities that do not own or operate generating assets.   The Texas electricity market has been open to retail competition since 2002.  The Company is exposed to competition in the unregulated Texas retail electricity market through First Choice Power, which serves customers at competitive rates.  In order to compete effectively in the Texas retail electricity market, First Choice must be able to attract and retain customers on the basis of cost and service, while managing the cost of its energy supply.

Since 2002, electric consumers in Texas have been encouraged to switch from their traditional retail energy provider, such as TNMP, to a competitive retail energy provider, such as First Choice.  Currently under TECA, consumers whose chosen retail energy provider has exited the Texas market are provided electric service by a “provider of last resort.”  Rates of the provider of last resort are regulated by the PUCT and are fixed for the two-year period that each provider of last resort serves.  The current contracts for default service offered by providers of last resort under TECA expired on December 31, 2006.  On January 1, 2007 new providers of last resort were identified and those providers as well as the rates offered will be effective until December 31, 2008.  Also on December 31, 2006, the price-to-beat rate mechanism ceased to exist.  First Choice Power and other REPs, formerly subject to price-to-beat rates, currently market retail electricity at competitive rates, which has resulted in increased pressure on margins.

EMPLOYEES

The following table sets forth the number of employees of PNMR, PNM and TNMP and for each business segment as of December 31, 2007:

	PNMR	PNM	TNMP
Corporate *	725	-	-
PNM Electric	1,252	1,252	-
TNMP Electric	359	-	359
PNM Gas	700	700	-
First Choice	80	-	-
Other	8	-	-
Total	3,124	1,952	359

*   Represents employees of PNMR Services Company.

TNMP does not have any employees that are represented by unions.  The following table sets forth the number of employees of PNMR and PNM, by business segment, who are represented by unions as of December 31, 2007:

	PNMR	PNM
PNM Electric	614	614
PNM Gas	60	60
Total	674	674

Not all of the Company’s business segments are separate legal entities.  The employees disclosed in the tables above for PNM Electric and PNM Gas are allocated, in part, in a manner consistent with the allocation of labor costs to those segments.  On January 12, 2008, PNM entered into an agreement to sell PNM Gas.  See Note 23.

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

Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM and TNMP caution readers not to place undue reliance on these statements.  PNMR’s, PNM’s and TNMP’s business, financial condition, cash flow and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements.  These factors include:

•
The risk that EnergyCo is unable to identify and implement profitable acquisitions, including development of the Cedar Bayou Generating Station, or that PNMR and ECJV will not agree to make additional capital contributions to EnergyCo,

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
•
Conditions affecting the Company’s ability to access the financial markets, including actions by ratings agencies affecting the Company’s credit ratings, or EnergyCo’s access to additional debt financing following the utilization of its existing credit facility,

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
•
The risk that the Company and its subsidiaries and EnergyCo may have to commit to substantial capital investments and additional operating costs to comply with new environmental control requirements including possible future requirements to address concerns about global climate change,

•
The risks associated with completion of generation, including pollution control equipment at SJGS, and the EnergyCo Cedar Bayou Generating Station, transmission, distribution, and other projects, including construction delays and unanticipated cost overruns,

•	State and federal regulatory and legislative decisions and actions, including PNM’s pending electric rate case,
•	The outcome of legal proceedings, including PNM’s pending gas rate case appeal,
•	Changes in applicable accounting principles,
•	The performance of state, regional, and national economies, and
•
The risk that the closings of the pending sales of the PNM natural gas utility and certain wholesale electricity, natural gas and transmission contracts, and the pending purchase of certain Continental subsidiaries may not occur due to regulatory or other reasons.

See Item 7A. Quantitative and Qualitative Disclosure About Market Risk for information about the risks associated with the use of derivative financial instruments.

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

ITEM 1A.                      RISK FACTORS

The business and financial results of PNMR, PNM and TNMP are subject to a number of risks and uncertainties, including those set forth below and in MD&A, Note 16 and Note 17.  EnergyCo, which is 50% owned by PNMR, is subject to many of the same risks and uncertainties.

PNM's retail electric rate reduction, retail electric rate freeze, and the New Mexico settlement relating to the TNP acquisition, could continue to adversely affect PNM’s profit margin.

Pursuant to an electric retail rate freeze stipulation, PNM decreased its retail electric rates by 4% effective September 1, 2003 and an additional 2.5% effective September 1, 2005.  These reduced retail electric rates will remain in effect through approximately May 7, 2008.  The TNP acquisition required the integration of TNMP’s New Mexico assets into PNM effective January 1, 2007 and required that separate rates for PNM’s electric customers in southern New Mexico be frozen and maintained, at a minimum, through 2010.  PNM's costs, however, are not frozen.

PNM does not have the benefit of a FPPAC for its retail electric operations that would allow it to recover increased fuel and purchased power costs from customers.  Therefore, unlike most regulated utility companies, PNM is exposed to changes in fuel and power prices to the extent fuel for its electric generating facilities and power must be purchased on the open market in order for it to serve its retail electric customers.

The outcome of PNM’s electric rate case will have a significant impact on PNMR’s and PNM’s future financial condition and results of operations.

Critical to PNMR’s success for the foreseeable future is the financial health of PNM, PNMR’s largest subsidiary.  PNM has filed an electric rate case with the NMPRC, requesting new rates designed to increase operating revenues approximately $76.9 million on an annual basis.  In addition, PNM has asked for reinstatement of its FPPAC, which it voluntarily relinquished in 1994 under dramatically different circumstances.  A favorable outcome in PNM’s rate case is critical to PNM’s financial health.

Hearings were concluded in December of 2007 and briefs of the parties were filed in January of 2008.  The NMPRC staff and intervenors have opposed PNM’s request for a fuel clause despite the fact that all other utilities in New Mexico have one and it is standard practice throughout the utility industry.  The NMPRC staff recommended an annual $18.3 million rate increase, which was the largest increase recommended by any party other than PNM.  The AG recommended an annual $2.8 million rate decrease.  The recommended decision of the hearing examiner is due February 28, 2008, with a final decision from the NMPRC due May 7, 2008.

The Company cannot predict the ultimate outcome of this case. See Note 17 for additional information relating to this rate filing.

A significant reduction in the credit ratings of PNMR or its operating subsidiaries could materially and adversely affect their business, financial position, results of operations and liquidity

PNMR, PNM and TNMP cannot be sure that any of their current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency.  Any downgrade:

•	could increase borrowing costs, which would diminish financial results,
•	could require payment of a higher interest rate in future financings and the potential pool of investors and funding sources could decrease,
•	could also require the provision of additional support in the form of letters of credit or cash or other collateral to various counterparties, and
•	could limit access to or increase the cost of access to the commercial paper and other credit markets.

On January 20, 2006, S&P revised PNMR’s outlook from stable to negative and downgraded the commercial paper of PNMR and PNM from A-2 to A-3, citing concerns about reduced plant availability at PVNGS, the higher cost of replacement power due to high natural gas prices and the lack of a FPPAC that would permit PNM to pass these costs to customers.  In April 2007, Moody’s changed the credit outlook of PNMR, PNM and TNMP to negative from stable.  In December 2007, S&P downgraded the ratings of the long-term securities of PNMR to ‘BB+‘ from ‘BBB-‘ and of PNM and TNMP to ‘BBB-‘ from ‘BBB‘, maintained the rating on short-term securities, and changed the outlook to stable from negative.  In January 2008, Moody’s placed PNMR, PNM and TNMP on review for possible downgrade.  Moody’s currently rates the long-term securities of PNMR and TNMP as Baa3 and of PNM as Baa2.  The ratings action by S&P has increased short-term borrowing costs for PNMR and PNM and could increase long-term borrowing costs for PNMR and PNM.  The rating agencies have expressed concern about the outcome of PNM’s pending electric rate case and the lack of a FPPAC in the face of rising commodity costs as part of PNM’s challenging regulatory environment.

The ratings from rating agencies reflect only the views of such rating agencies and are not recommendations to buy, to sell or to hold securities.  Each rating should be evaluated independently of any other rating.  Any downgrade or withdrawal of the current ratings of PNMR, PNM or TNMP may have an adverse effect on the market price of their outstanding debt, may limit their ability to raise capital in the financial markets, and may increase the cost of such capital.

The inability to raise capital could limit PNMR’s ability to finance its capital requirements and execute its growth strategy , which could adversely affect PNMR’s business, financial position, results of operations and liquidity.

PNMR and its operating subsidiaries rely on access to both short-term money markets and longer-term capital markets as a source of liquidity for any capital requirements not satisfied by the cash flow from operations, which could include capital requirements for energy infrastructure investments and funding new projects. If PNMR, its operating subsidiaries, or EnergyCo are not able to access capital at competitive rates, or at all, PNMR’s ability to finance capital requirements, if needed, and its ability to implement its growth strategy will be limited.  Market disruptions (as well as any downgrade of PNMR’s or its operating subsidiaries’ credit rating) may increase the cost of borrowing or adversely affect the ability to raise capital through the issuance of securities or other borrowing arrangements, which could have a material adverse effect on business, financial position, results of operations and liquidity.  These disruptions could include:

•	an economic downturn,
•	changes in capital market conditions generally,
•	the bankruptcy of an unrelated energy company,
•	increased market prices for electricity and gas,
•	terrorist attacks or threatened attacks on facilities of PNMR’s operating subsidiaries or those of unrelated energy companies, and
•	deterioration in the overall health of the utility industry.

PNMR and PNM cannot make any assurances that the proposed sale of PNM's natural gas operations or purchase of CRHC’s electric distribution and transmission business in Texas will be consummated, and failure to complete the transactions would result in the incurrence of costs, the amounts of which could adversely impact PNMR’s and PNM’s future business and financial results.

On January 15, 2008, PNMR announced that PNM had entered into an agreement with Continental and NMGC, a subsidiary of Continental, for the sale of PNM’s natural gas operations to NMGC for $620 million in cash, subject to certain adjustments.  In a separate transaction that is conditioned upon the closing of the transactions contemplated by the above agreement, PNMR entered into an agreement with Continental and CRHC, a subsidiary of Continental, to acquire 100% ownership of CRHC and its subsidiaries, including Cap Rock Energy, which operate an electric distribution and transmission business serving approximately 36,000 customers in 28 counties in north, west and central Texas, for $202.5 million in cash, subject to adjustment for the changes in certain components of working capital, and subject to the condition that the outstanding indebtedness of CRHC and its subsidiaries is eliminated at or prior to closing.

Consummation of the PNM natural gas operations sale and CRHC electric assets acquisition is not subject to a financing condition, but is subject to various other conditions, including receiving approval from the NMPRC (for the sale of the natural gas operations), PUCT (for the purchase of the electric distribution and transmission business), FERC, and expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and satisfaction of other  closing conditions. There is no assurance that all of the various conditions will be satisfied.

If the proposed transactions are not completed for any reason, PNM will not receive the $620 million selling price for the natural gas operations and will not be able to utilize the after-tax proceeds from the sale.  In addition, PNMR and PNM will be subject to numerous expenses, including the following:

•	being required, under certain circumstances, to pay a termination fee of $25 million in connection with the gas operations sale and $8.1 million in connection with the electric business acquisition;

•	having incurred certain costs relating to the proposed transactions that are payable whether or not the transactions are completed, including legal and accounting fees; and

•
having had management focused on completing the proposed transactions, instead of on pursuing another business strategy, including acquisition or investment opportunities that could have been beneficial to PNMR and PNM.

If the proposed transactions are not completed, as a result of these and other factors, PNMR’s and PNM’s business, financial results and financial condition could be adversely affected.

The profit margin for PNM’s natural gas distribution business could be adversely affected if PNM does not obtain adequate rate relief, including in PNM’s pending gas rate case appeal.

On May 30, 2006, PNM filed a general gas rate case that asked the NMPRC to approve an increase in the service fees charged to its 481,000 natural gas customers.  The proposal would increase the set monthly fee, the charge tied to monthly usage, and miscellaneous on-demand service fees.  Those fees are separate from the cost of gas charged to customers.  The monthly cost of gas charge would not be affected by the fee increase.  The petition requested an increase in base gas service rates of $22.6 million and an increase in miscellaneous on-demand service rates of $0.2 million.  The request was designed to provide PNM’s gas utility an opportunity to earn an 11% return on equity, which is consistent with the average return allowed ten comparable natural gas utilities.  The petition also requested approval of a line item that provides a true-up mechanism for operational costs when system-wide gas consumption is lower or higher than what is designed in the rates.  On June 29, 2007 the NMPRC unanimously approved an increase in annual revenues of approximately $9 million for PNM.  The NMPRC based the new rates on a revenue requirement needed to earn a 9.53% return on equity.  The NMPRC did not approve PNM’s request for the true-up mechanism for operational costs based on system-wide gas consumption.  PNM and the AG have filed appeals with the New Mexico Supreme Court.  The AG’s appeal seeks reversal of the NMPRC decision on one issue – weather normalization.  PNM’s appeal seeks reversal of the NMPRC determination of the required return on equity and on four cost-of-service accounting issues.  If PNM’s appeal is successful in all respects and the AG’s appeal is unsuccessful, PNM’s authorized annual revenue would increase by about $10 million.  If PNM’s appeal is unsuccessful in all respects and the AG’s appeal is upheld, PNM’s annual revenues would decrease by $6.8 million.  Initial briefs were filed November 20, 2007.  Answer briefs are due February 29, 2008.

While PNM has entered into an agreement with Continental and NMGC for the sale of PNM’s natural gas operations to NMGC, consummation of the sale is subject to various conditions, including receiving approval from the NMPRC, and PNM will continue to operate PNM Gas at least until the fourth quarter of 2008 when the sale is expected to close.  In addition, a number of issues on appeal could have impacts on the outcome of the current electric rate case proceedings.  PNMR and PNM are not able to predict the outcome or timing of rate treatment PNM will receive as a result of the appeal or in future rate cases should the sale of PNM Gas not close.

PNMR may fail to successfully achieve the anticipated benefits from current or future business development initiatives, joint ventures and acquisitions, including the proposed CRHC electric assets acquisition and EnergyCo.

As part of PNMR’s growth strategy, PNMR is pursuing, and intends to continue to pursue, a disciplined business development and acquisition strategy, including CRHC.  While PNMR expects to identify anticipated benefits, potential synergies, cost savings, and growth opportunities prior to entering into business initiatives and prior to the acquisition and integration of acquired companies or assets, PNMR may not be able to achieve these anticipated benefits due to, among other things:

•	delays or difficulties in completing the integration of acquired companies or assets,
•	higher than expected costs or a need to allocate resources to manage unexpected operating difficulties,
•	diversion of the attention and resources of its management,
•	reliance on inaccurate assumptions in evaluating the expected benefits of a given business initiative, joint venture or acquisition,
•	inability to retain key employees or key customers of business initiatives, joint ventures or acquired companies,
•	assumption of liabilities unrecognized in the due diligence process, and
•	actual results may differ materially from the anticipated benefits from current or future business development initiatives, joint ventures and acquisitions.

In addition, PNMR intends to capitalize on the growth opportunities in the Southwest, Texas and the West through its participation and ownership in EnergyCo.  In particular, it is anticipated that EnergyCo will focus on three anticipated business lines:

•	competitive retail electricity sales;
•	development, operation and ownership of diverse generation assets; and
•	wholesale marketing and trading to optimize its assets.

There are a number of conditions that must be satisfied in order for EnergyCo to operate successfully.  The parties must agree on the cash and/or assets to be contributed.  EnergyCo must have adequate financing to undertake acquisitions and must also receive certain financing commitments with respect to its proposed ongoing operations. Certain regulatory approvals may be required in connection with the contributions of the members and acquisitions.  Although EnergyCo has been established and has made certain acquisitions, there is no assurance that EnergyCo will be able to identify and implement profitable acquisitions in the future. There can be no assurance that these conditions will be satisfied, and PNMR may not realize the benefits it anticipates from the operation of EnergyCo.

The financial performance of PNMR, PNM and TNMP may be adversely affected if their power plants and transmission and distribution system are not successfully operated. Further, the financial performance of PNMR may be adversely affected if EnergyCo’s power plants are not successfully operated.

The financial performance of PNMR, PNM and TNMP, as well as that of EnergyCo, depends on the successful operation of their generation, transmission and distribution assets.  Unscheduled or longer than expected maintenance outages, other performance problems with the electric generation assets, severe weather conditions, accidents and other catastrophic events, disruptions in the delivery of fuel and other factors could reduce excess generation capacity and therefore limit PNM’s ability to sell excess power from its jurisdictional and wholesale assets. Diminished generation capacity could also result in PNM’s aggregate net open forward electric sales position, including its retail load requirements, being larger than forecasted generation capacity.  If this were to occur, purchases of electricity in the wholesale market by PNM would be required under contracts priced at the time of execution or, if in the spot market, at the then-current market price.  There can be no assurance that sufficient electricity would be available at reasonable prices, or at all, if such a situation were to occur. Failures of transmission or distribution facilities may also cause interruptions in the services that PNM and TNMP provide.  These potential generation, distribution and transmission problems, and any potentially related service interruptions, could result in lost revenues and additional costs.

The financial performance of PNMR and PNM may be adversely affected if PVNGS cannot be operated at a satisfactory level or if the NRC imposes restrictions on operation of the plant or any of the three units at PVNGS.  Additional information relating to the performance of PVNGS is contained in MD&A. See Sources of Power above.

Demand for power could exceed supply capacity, resulting in increased costs for purchasing capacity in the open market or building additional generation capabilities.

Through its operating subsidiaries, PNMR is currently obligated to supply power to retail customers and wholesale customers. At peak times, the demand for power required to meet this obligation could exceed PNMR’s available generation capacity. Market or competitive forces may require that PNMR’s operating subsidiaries purchase capacity on the open market or build additional generation capabilities. Because regulators or market conditions may not permit the operating subsidiaries to pass all of these purchase or construction costs on to their customers, the operating subsidiaries may not be able to recover any of these costs or may have exposure to regulatory lag associated with the time between the incurrence of costs of purchased or constructed capacity and the recovery in customers’ rates. These situations could have negative impacts on net income and cash flows for PNMR and the affected operating subsidiary.

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

Among the factors that could affect market prices for electricity and fuel are:

•
prevailing market prices for coal, oil, natural gas, nuclear fuel and other fuels used in the generation plants of PNMR and its operating subsidiaries, including associated transportation costs, and supplies of such commodities,

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
•
the actions of external parties, such as FERC or independent system operators, that may impose price limitations and other mechanisms to address some of the volatility in the United States’ western energy markets,

•	changes in federal and state energy and environmental laws and regulations,
•	union and labor relations, and
•	natural disasters, wars, embargoes and other catastrophic events.

PNMR and its operating subsidiaries rely on derivatives such as forward contracts, futures contracts, options and swaps to manage these risks.  They attempt to manage their exposure from these activities through enforcement of established risk limits and risk management procedures.  PNMR and its operating subsidiaries cannot be certain that these strategies will be successful in managing pricing risk, or that they will not result in net liabilities as a result of future volatility in these markets.  To the extent electric capacity generated by wholesale plants is not under contract to be sold, the business, results of operations and financial position of PNMR and its operating subsidiaries will generally be subject to the volatility of wholesale electricity prices.  To the extent these strategies are not successful, they could have a material adverse effect on business, financial position, results of operations and liquidity.

Costs of environmental compliance, liabilities and litigation could exceed estimates by PNMR and its operating subsidiaries and EnergyCo, which could adversely affect their business, financial position, results of operations and liquidity.  In addition, while there is uncertainty about the timing and form of anticipated climate change regulation, the regulation of greenhouse gas emissions is expected to have a material impact on operations.

Compliance with federal, state and local environmental laws and regulations may result in increased capital, operating and other costs, including remediation and containment expenses and monitoring obligations.  PNMR, PNM, TNMP and EnergyCo cannot predict how they would be affected if existing environmental laws and regulations were revised, or if new environmental laws and regulations seeking to protect the environment were adopted.  In addition, while there continues to be significant debate regarding the existence and extent of the emission of so-called greenhouse gases (particularly CO2) from fossil-fired generation facilities, PNMR and its operating subsidiaries believe that future governmental regulations applicable to their operations will limit emissions of greenhouse gases. A number of bills have been introduced in the U.S. Congress, and under a number of the bills, it is likely that the incurrence of substantial costs would be required in order to comply, assuming that technology is available.  Material changes in existing environmental laws and regulations, as well as new environmental laws and regulations, including the expected regulation of greenhouse gas emissions, will increase financing requirements or otherwise adversely affect the business, financial position, results of operations and liquidity of PNMR, its operating subsidiaries and EnergyCo, unless increased environmental costs are recovered in customer rates or otherwise.  Revised or additional environmental laws and regulations could also result in additional operating restrictions on facilities and increased compliance costs that may not be fully recoverable in rates or otherwise, thereby reducing net income.

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

PNMR may be unable to meet its ongoing and future financial obligations and to pay dividends on its common stock if its subsidiaries are unable to repay funds to PNMR or if PNMR’s subsidiaries or EnergyCo are unable to pay upstream dividends or distributions to PNMR.

PNMR is a holding company and, as such, PNMR has no operations of its own. PNMR’s ability to meet its financial obligations and to pay dividends on its common stock at the current rate is primarily dependent on the net income and cash flows of its subsidiaries and EnergyCo and their ability to pay upstream dividends or distributions or, in the case of PNMR’s subsidiaries, to repay funds to PNMR. Prior to providing funds to PNMR, PNMR’s subsidiaries and EnergyCo have financial obligations that must be satisfied, including among others, debt service and, in the case of PNM, preferred stock dividends.

The NMPRC has placed certain restrictions on the ability of PNM to pay dividends to PNMR, including the restriction that PNM cannot pay dividends that cause its debt rating to fall below investment grade.

The NMPRC has also restricted PNM from paying dividends in any year, as determined on a rolling four quarter basis, in excess of net earnings without prior NMPRC approval.  PNM can pay dividends from earnings to PNMR as well as equity contributions made by PNMR.  Additionally, PNM has various financial covenants that limit the transfer of assets, through dividends or other means.

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

PNMR, PNM and TNMP are subject to complex government regulation, which may have a negative impact on their business, financial position and results of operations

PNMR, PNM and TNMP are subject to comprehensive regulation by several federal, state and local regulatory agencies, which significantly influences their operating environment and may affect their ability to recover costs from utility customers. In particular, the NMPRC, PUCT, FERC, NRC, EPA, ERCOT, NMED and TCEQ regulate many aspects of their utility operations, including siting and construction of facilities, conditions of service, the issuance of securities, and the rates that the regulated entities can charge customers. PNMR, PNM and TNMP are required to have numerous permits, approvals and certificates from these agencies to operate their business.  The rates that PNM and TNMP are allowed to charge for their retail services significantly influence PNMR’s and those subsidiaries’ business, financial position, results of operations and liquidity.  Due to continuing federal regulatory reforms, the public utility industry continues to undergo change.  Although EnergyCo’s operations are generally not subject to regulation by the utility regulatory agencies, its operations are subject to regulation by other regulators such as environmental authorities.

The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities.  In the event of noncompliance, the NRC has the authority to impose monetary civil penalties or a progressively increased inspection regime that could ultimately result in the shut down of a unit, or both, depending upon the NRC’s assessment of the severity of the situation, until compliance is achieved.  In early 2007, the NRC placed PVNGS Unit 3 in the “multiple/repetitive degraded cornerstone” column of the NRC’s Action Matrix (“Column 4”), which has resulted in an enhanced NRC inspection regime, including on-site in-depth inspections of PVNGS equipment and operations.  Although only PVNGS Unit 3 is in NRC’s Column 4, in order to adequately assess the need for improvements, APS management has been conducting site-wide assessments of equipment and operations.  APS continues to cooperate fully with the NRC throughout this process.  The enhanced NRC inspection regime and APS’ ongoing commitment to the conservatively safe operation of PVNGS could result in NRC action or an APS decision to shut down one or more units in the event of noncompliance with operating requirements or in light of other operating considerations.

The Energy Policy Act of 2005 covers many areas, including the items set forth in Note 17 and elsewhere in this report.  Implementation of various portions of the law requires the issuance of rules by FERC.  FERC has adopted final rules implementing various provisions of the Energy Policy Act including rules pertaining to repeal of the PUHCA of 1935, FERC’s expanded mergers and acquisitions approval authority and prohibition of energy market manipulation.  FERC has also issued a number of other proposed rules that are pending, including rules pertaining to preventing undue discrimination in transmission services and electric reliability standards.  PNMR will continue to monitor, and participate in as appropriate, the FERC and other proceedings involving implementation of the Energy Policy Act, in order to assess the implications of the new law and rules on its operations.

PNMR and its subsidiaries are unable to predict the impact on their business and operating results from the future regulatory activities of any agency that regulates them or from the implementation of the Energy Policy Act.  Changes in regulations or the imposition of additional regulations may require PNMR and its regulated subsidiaries to incur additional expenses or change business operations, and therefore may have an adverse impact on PNMR’s and those subsidiaries’ results of operations.

The operating results of PNMR and its operating subsidiaries and EnergyCo are affected by weather conditions and regional drought and may fluctuate on a seasonal and quarterly basis.

Electric power generation and natural gas distribution are generally seasonal businesses. Demand for power from PNMR’s and EnergyCo’s electric operations peaks during the hot summer months, while demand for natural gas peaks during the winter. As a result, the operating results of PNMR and its operating subsidiaries and EnergyCo may fluctuate substantially on a seasonal basis. In addition, PNMR and its operating subsidiaries have historically sold less power, and consequently earned less income, when weather conditions are milder. Temperature extremes inside an operating subsidiary’s service territory may reduce the amount of power available to sell on the wholesale market. Unusually mild weather in the future could reduce the revenues, net earnings, available cash and borrowing ability of PNMR and its operating subsidiaries.

Drought conditions in New Mexico generally, and especially in the “four corners” region, in which SJGS and the Four Corners plant are located, may affect the water supply for PNM’s generating plants.  If adequate precipitation is not received in the watershed that supplies that region, PNM may have to decrease generation at these plants, which would require the purchase of power to serve PNM’s customers and/or reduce PNM’s ability to sell excess power on the wholesale market and reduce its revenues.  Drought conditions or actions taken by regulators or legislators could limit PNM’s supply of water, and PNM’s and PNMR’s business may be adversely impacted.  Although PNM has been able to maintain adequate access to water through supplemental contracts and voluntary shortage sharing agreements with tribes and other water users in the “four corners” region, PNM cannot be certain that it will be able to do so in the future.

The ability of First Choice to attract and retain customers and its ability to mitigate the fluctuation in costs of energy supply could have a significant adverse effect on PNMR’s business, financial position, results of operations and liquidity.

PNMR is exposed to competition in the unregulated Texas retail electricity market through First Choice, which serves customers at competitive rates.  In order to compete effectively in the Texas retail electricity market, First Choice must be able to attract and retain customers on the basis of cost and service, while managing the cost of its energy supply.  The ability of First Choice to compete successfully in the Texas market could have a significant effect on PNMR’s business, financial position, results of operations and liquidity.

There are inherent risks in the operation of nuclear facilities, such as environmental, health and financial risks and the risk of a terrorist attack.

PNM has a 10.2% undivided interest in PVNGS, with portions of its interests in Units 1 and 2 held under leases.  PVNGS is subject to environmental, health and financial risks such as the ability to dispose of spent nuclear fuel, the ability to maintain adequate reserves for decommissioning, potential liabilities arising out of the operation of these facilities and the costs of securing the facilities against possible terrorist attacks and unscheduled outages due to equipment and other problems.  PNM maintains nuclear decommissioning trust funds and external insurance coverage to minimize its financial exposure to some of these risks; however, it is possible that damages could exceed the amount of insurance coverage.  See Note 16.  Although the decommissioning trust funds are designed to provide adequate funds for decommissioning at the end of the expected life of the PVNGS units, there is the risk of insufficient decommissioning trust funds in the event of early decommissioning of the units.

The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities.  In the event of noncompliance, the NRC has the authority to impose monetary civil penalties or a progressively increased inspection regime, which could ultimately result in the shut down of a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved.  The enhanced NRC inspection regime currently in effect at PVNGS and the related operational and regulatory implications are discussed above.  In addition, although the PVNGS participants have no reason to anticipate a serious nuclear incident at PVNGS, if an incident did occur, it could materially and adversely affect the results of operations and financial condition of PNM and PNMR.  A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear unit.

The operation of PVNGS requires licenses that need to be periodically renewed and/or extended. The PVNGS participants do not anticipate any problems renewing these licenses.  However, as a result of potential terrorist threats and increased public scrutiny of utilities, the licensing process could result in increased licensing or compliance costs that are difficult or impossible to predict.

The operations of PNMR and its operating subsidiaries and EnergyCo are subject to risks beyond their control that may reduce their revenues.

The revenues of PNMR and its operating subsidiaries and EnergyCo are affected by the demand for electricity and natural gas.  That demand can vary greatly based upon:

•	weather conditions, including hurricanes, seasonality and temperature extremes as described below,
•	fluctuations in economic activity and growth in PNMR’s service area and the western region of the United States,
•	the extent of additional energy available from current or new competitors, and
•	the ability of First Choice to attract and retain customers.

Impairments of tangible and intangible long-lived assets of PNMR, PNM and TNMP could adversely affect their business, financial position, liquidity and results of operations.

PNMR, PNM and TNMP evaluate their tangible and intangible long-lived assets, including goodwill and amortizable intangible assets, for impairment periodically or whenever indicators of impairment exist, pursuant to SFAS 142 and SFAS 144. These potential impairment triggers could include changing customer purchase commitments and market share; fluctuating market prices resulting from weather patterns; changing fuel costs; increased environmental regulation; industry deregulation and other economic and market conditions and trends.  Significant impairments could adversely affect their business, financial position, liquidity and results of operations.

PNM’s PVNGS leases describe certain events, including “Events of Loss” and “Deemed Loss Events”, the occurrence of which could require PNM to pay the lessors and the equity investors, in return for the investors' interest in PVNGS, cash in the amount provided in the leases and assume debt obligations relating to the PVNGS leases.

The “Events of Loss” generally relate to casualties, accidents and other events at PVNGS, including the occurrence of specified nuclear events, which would severely, adversely affect the ability of the operating agent, APS, to operate, and the ability of PNM to earn a return on its interests in, PVNGS.  The “Deemed Loss Events” consist mostly of legal and regulatory changes (such as issuance by the NRC of specified violation orders, changes in law making the sale and leaseback transactions illegal, or changes in law making the lessors liable for nuclear decommissioning obligations). PNM believes that the probability of such “Events of Loss” or “Deemed Loss Events” occurring is remote for the following reasons: (1) to a large extent, prevention of “Events of Loss” and some “Deemed Loss Events” is within the control of the PVNGS participants, including PNM, and the PVNGS operating agent, through the general PVNGS operational and safety oversight process and (2) with respect to other “Deemed Loss Events,” which would involve a significant change in current law and policy, PNM is unaware of any pending proposals or proposals being considered for introduction in Congress, or in any state legislative or regulatory body that, if adopted, would cause any of those events.

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

PNMR’s restated articles of incorporation and by-laws include a number of provisions that may have the effect of discouraging persons from acquiring large blocks of PNMR’s common stock or delaying or preventing a change in control of PNMR. The material provisions that may have such an effect include:

•
authorization for the Board to issue PNMR’s preferred stock in series and to fix rights and preferences of the series (including, among other things, whether, and to what extent, the shares of any series will have voting rights, subject to certain limitations, and the extent of the preferences of the shares of any series with respect to dividends and other matters),

•	advance notice procedures with respect to any proposal other than those adopted or recommended by PNMR’s Board, and
•
provisions specifying that only a majority of the Board, the chairman of the Board, the president or holders of not less than one-tenth of all of PNMR's shares entitled to vote may call a special meeting of stockholders.

Under the New Mexico Public Utility Act, NMPRC approval is required for certain transactions that may result in PNMR’s change in control or exercise of control.  Certain acquisitions of PNMR’s outstanding voting securities would also require FERC approval under the FERC's authority resulting from the Energy Policy Act of 2005 and the repeal of the PUHCA of 2005.  See Note 17.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

PNMR

The significant properties owned by PNMR include those owned by PNM, TNMP and Altura and are disclosed below.   A subsidiary of PNMR owns 2.3% of PVNGS Unit 2 that is leased to PNM.

PNM

Electric

PNM’s owned and leased capacity in electric generating stations in commercial service as of December 31, 2007 is:

			Total Net
			Generation
			Capacity
Type	Name	Location	(MW)

Coal	SJGS (a)	Waterflow, New Mexico	765
Coal	Four Corners (b)	Fruitland, New Mexico	195
Gas/Oil	Reeves Station	Albuquerque, New Mexico	154
Gas/Oil	Las Vegas (c)	Las Vegas, New Mexico	20
Gas/Oil	Afton (d)	La Mesa, New Mexico	235
Gas	Lordsburg (e)	Lordsburg, New Mexico	72
Nuclear	PVNGS (f)	Wintersburg, Arizona	402
Gas	Delta (g)	Albuquerque, New Mexico	132
Gas (CC)	Luna (h)	Deming, New Mexico	190
Gas	Tri-State Pyramid Unit 4 (i)	Lordsburg, New Mexico	40
			2,205

(a)	SJGS Units 1, 2 and 3 are 50% owned by PNM; SJGS Unit 4 is 38.5% owned by PNM.
(b)
Four Corners Units 4 and 5 are 13% owned by PNM.  Units 4 and 5 at Four Corners are jointly owned with SCE, APS, Salt River Project, Tucson and EPE and are operated by APS.  PNM has no ownership interest in Four Corners Units 1, 2 or 3.

(c)	Subject to NMPRC approval, PNM plans to close the Las Vegas Generating Station in 2011.
(d)
In 2007, PNM completed the conversion of Afton to a combined cycle plant, with 50% of Afton's capacity designated to serve TNMP's New Mexico customers, which were transferred to PNM effective January 1, 2007, and the other 50% designated to serve PNM's remaining regulated customers.

(e)
PNM’s Lordsburg plant was built to serve wholesale customers and other sales rather than New Mexico retail customers and therefore, is not currently included in the retail rates.  However, it is possible that this plant may be needed in the future to serve the growing retail load.

(f)
PNM is entitled to 10.2% of the power and energy generated by PVNGS.  PNM has ownership interests of 2.3% in Unit 1, 2.3% in Unit 2 and 10.2% in Unit 3 and has leasehold interests of 7.9% in Unit 1 and 7.9% in Unit 2.  Of the leased portion of Unit 2, 2.3% is owned by a subsidiary of PNMR.

(g)	PNM is entitled to the energy and capacity of Delta under a PPA that is deemed to be an operating lease.
(h)
PNM owns 33.3% of Luna.  Luna is not included in retail rates.  Luna’s power is being sold into the wholesale market.  However, it is possible that this plant may be needed in the future to serve the growing retail load.

(i)
PNM is entitled to the 40 MW of energy and capacity from Pyramid Unit 4, owned and operated by Tri-State, under a PPA that is deemed to be an operating lease.  In January 2008, PNM entered into an agreement to sell this contract.  See Note 8.

Fossil-Fueled Plants

SJGS is located in northwestern New Mexico, and consists of four units operated by PNM. Units 1, 2, 3 and 4 at SJGS have net rated capacities of 328 MW, 316 MW, 496 MW and 506 MW.  SJGS Units 1 and 2 are owned on a 50% shared basis with Tucson.  SJGS Unit 3 is owned 50% by PNM, 41.8% by SCPPA and 8.2% by Tri-State.  SJGS Unit 4 is owned 38.457% by PNM, 28.8% by M-S-R Public Power Agency, 10.04% by Anaheim, 8.475% by Farmington, 7.2% by Los Alamos and 7.028% by UAMPS.

Four Corners and a portion of the facilities adjacent to SJGS are located on land held under easements from the United States and also under leases from the Navajo Nation.  The easement and lease for Four Corners expire in 2016.  The lease contains an option to extend for an additional 25-year period from the end of the existing lease term, for a rental amount tied to the original rent payment adjusted based on an index.  The easement does not contain an express renewal option and it is unclear what conditions to renewal or extension of the easements may be imposed.  The ultimate cost of renewal of the Four Corners lease and easement is uncertain.

The power from Reeves, Lordsburg and Delta is used primarily for peaking and transmission support.  See Item 1. Business. – Sources of Power

Nuclear Plant

PNM is participating in the three units of PVNGS, also known as the Arizona Nuclear Power Project, with APS (the operating agent), Salt River Project, EPE, SCE, SCPPA and the Department of Water and Power of the City of Los Angeles.    See Note 16 in the Notes to Consolidated Financial Statements for information on other PVNGS matters.

Transmission and Distribution

As of December 31, 2007, PNM owned, jointly owned or leased, 3,162 circuit miles of electric transmission lines, 6,022 miles of distribution overhead lines, 5,196 cable miles of underground distribution lines (excluding street lighting) and 271 substations.

Gas

As of December 31, 2007, the natural gas properties consisted primarily of natural gas transmission and distribution systems.  Provisions for underground storage by PNM Gas are on a fee for service basis.  The transmission systems consisted of 1,481 miles of pipe and compression facilities.  The distribution systems consisted of 12,981 miles of pipe.

Other Information

PNM’s electric and gas transmission and distribution lines are generally located within easements and rights-of-way on public, private and Native American lands.  PNM leases interests in PVNGS Units 1 and 2 and related property, EIP and associated equipment, Delta, Tri-State Pyramid Unit 4, data processing, communication, office and other equipment, office space, joint use utility poles, vehicles and real estate.  PNM also owns and leases service and office facilities in Albuquerque and in other areas throughout its service territory.

TNMP

TNMP’s facilities consist primarily of transmission and distribution facilities located in its three non-contiguous Texas service areas.  TNMP owned New Mexico transmission and distribution facilities which are located in southwest and south central New Mexico, including the cities of Alamogordo, Ruidoso, Silver City, Lordsburg and surrounding communities until TNMP’s New Mexico assets were transferred to PNM on January 1, 2007.  TNMP also owns and leases service and office facilities in other areas throughout its service territory.

ITEM 3.	LEGAL PROCEEDINGS

See Note 16 and Note 17 for information related to the following matters for PNMR, PNM and TNMP, incorporated in this item by reference.

•	Citizen Suit Under the Clean Air Act
•	Navajo Nation Environmental Issues
•	Four Corners Federal Implementation Plan Litigation
•	Santa Fe Generating Station
•	Archaeological Site Disturbance
•	PVNGS Water Supply Litigation
•	San Juan River Adjudication
•	Legal Proceedings discussed under the caption "Western United States Wholesale Power Market"
•	TNMP Competitive Transition Charge True-Up Proceeding

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

SUPPLEMENTAL ITEM - EXECUTIVE OFFICERS OF PNM RESOURCES, INC.

All officers are elected annually by the Board of PNMR.  Executive officers, their ages as of February 18, 2008 and offices held with PNMR for the past five years, or other companies if less than five years with PNMR, are as follows:

Name	Age	Office	Initial Effective Date

J. E. Sterba	52	Chairman, President and Chief Executive Officer	December 2001

C. N. Eldred	54	Executive Vice President and Chief
		Financial Officer	July 2007
		Senior Vice President and Chief Financial Officer	January 2006
		Vice President and Chief Financial Officer,
		Omaha Public Power District	November 1999

P. K. Collawn[1]	49	President, Utilities	June 2007
		President and CEO - Public Service Company of	October 2005
		Colorado, Xcel Energy
		President, Customer and and Field Operations, Xcel Energy	July 2003

A. A. Cobb	60	Senior Vice President and Chief Administrative Officer	June 2005
		Senior Vice President, Peoples Services and
		Development	December 2001

P. T. Ortiz	58	Senior Vice President and General Counsel	June 2005
		Senior Vice President, General Counsel and Secretary	December 2001

E. J. Ferland	41	Senior Vice President, Utility Operations	May 2007
		Vice President of Global Nuclear Field Services	September 2006
		Westinghouse
		President and CEO, Louisiana Energy Services	October 2003

C. E. McGill	51	Senior Vice President, Corporate Strategy and Public Policy	July 2007
		Vice President, Corporate Strategy and Development	February 2006
		Vice President, Customer and Market Services	July 2003
		Vice President, Regulatory Policy	July 2001

T. G. Sategna	54	Vice President and Corporate Controller	October 2003
		Controller, Utility Operations	August 2002

1  P. K. Collawn recently changed her name from P. K. Vincent.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PNMR’s common stock is traded on the New York Stock Exchange (Symbol: PNM).  Ranges of sales prices of PNMR’s common stock, reported as composite transactions, and dividends declared on the common stock for 2007 and 2006, by quarters, are as follows:

Quarter Ended	Range of Sales Prices		Dividends
	High	Low	Per Share
2007
March 31	$ 32.70	$ 29.32	$0.230
June 30	$ 34.28	$ 26.50	$ -
September 30	$ 28.71	$ 21.05	$0.460
December 31	$ 25.21	$ 21.41	$0.230
Fiscal Year	$ 34.28	$ 21.05	$0.920

2006
March 31	$25.50	$22.49	$0.220
June 30	$26.60	$23.92	$ -
September 30	$28.94	$25.41	$0.440
December 31	$32.07	$27.47	$0.220
Fiscal Year	$32.07	$22.49	$0.880

Dividends declared during the quarter ended September 30, 2007 include a $0.23 per share dividend declared on July 17, 2007 for the quarter ended June 30, 2007 and a $0.23 per share dividend declared on September 18, 2007 for the quarter ended September 30, 2007.

Dividends declared during the quarter ended September 30, 2006 include a $0.22 per share dividend declared on July 18, 2006 for the quarter ended June 30, 2006 and a $0.22 per share dividend declared on September 26, 2006 for the quarter ended September 30, 2006.

On February 13, 2007, the Board approved a 4.5% increase in PNMR’s common stock dividend.  This increase raised the quarterly dividend to $0.23 per share, for an indicated annual rate of $0.92 per share.  On February 19, 2008, the Board declared a quarterly dividend of $0.23 per share.  PNMR targets a payout ratio of 50% to 60% of consolidated earnings.

On February 18, 2008, there were 13,640 holders of record of PNMR’s common stock.

See Note 5 for a discussion on limitations on the payments of dividends and the payment of future dividends.

See Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Cumulative Preferred Stock

PNM is not aware of any active trading market for its cumulative preferred stock.  Quarterly cash dividends were paid on PNM’s outstanding cumulative preferred stock at the stated rates during 2007 and 2006. PNMR and TNMP do not have any cumulative preferred stock outstanding.

Sales of Unregistered Securities

None.

ITEM 6.                      SELECTED FINANCIAL DATA

The selected financial data and comparative operating statistics for PNMR should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operation.  All references to numbers of shares outstanding and per share amounts have been restated to reflect the 3-for-2 stock split that occurred on June 11, 2004.  PNMR results include TNP results, which are included from the date of acquisition on June 6, 2005.  PNMR results also include results for the Twin Oaks business from the date of acquisition on April 18, 2006 through May 31, 2007, when it was contributed to EnergyCo.  In January 2008, an agreement was entered into to sell PNM’s gas operations, which are considered discontinued operations and excluded from continuing operations information in the table below.

PNM RESOURCES, INC. AND SUBSIDIARIES

	2007	2006	2005	2004	2003
	(In thousands except per share amounts and ratios)
Total Operating Revenues from Continuing Operations	$1,914,029	$1,963,360	$1,566,110	$1,113,871	$1,097,447
Earnings from Continuing Operations	$ 59,358	$ 107,960	$ 51,133	$ 68,908	$ 46,734
Net Earnings	$ 74,874	$ 120,818	$ 65,931	$ 86,390	$ 93,877
Earnings from Continuing Operations per Common Share
Basic	$ 0.77	$ 1.55	$ 0.78	$ 1.14	$ 0.78
Diluted	$ 0.76	$ 1.53	$ 0.76	$ 1.12	$ 0.78
Net Earnings per Common Share
Basic	$ 0.98	$ 1.73	$ 1.00	$ 1.43	$ 1.57
Diluted	$ 0.96	$ 1.71	$ 0.98	$ 1.41	$ 1.56
Cash Flow Data
Net cash flows provided from operating activities	$ 222,533	$ 244,424	$ 210,108	$ 235,142	$ 225,915
Net cash flows used in investing activities	$ (73,531)	$ (799,575)	$ (154,300)	$ (143,838)	$ (98,790)
Net cash flows provided by (used in) financing activities	$ (254,630)	$ 610,371	$ (4,804)	$ (86,803)	$ (118,133)
Total Assets	$5,872,136	$6,230,834	$5,124,709	$3,487,635	$3,378,629
Long-Term Debt, including current installments	$1,681,078	$1,769,205	$1,746,395	$ 987,823	$ 987,210
Common Stock Data
Market price per common share at year end	$ 21.45	$ 31.10	$ 24.49	$ 25.29	$ 18.73
Book value per common share at year end	$ 22.03	$ 22.24	$ 18.89	$ 18.42	$ 18.10
Average number of common shares outstanding	76,719	69,829	65,928	60,414	59,620
Dividends declared per common share	$ 0.920	$ 0.880	$ 0.785	$ 0.665	$ 0.600
Return on average common equity	4.4%	8.0%	5.5%	7.8%	9.0%
Capitalization
Common stockholders’ equity	50.0%	49.0%	42.5%	52.7%	52.2%
Preferred stock without mandatory redemption
requirements	0.3	0.3	0.4	0.6	0.6
Long-term debt	49.7	50.7	57.1	46.7	47.2
	100.0%	100.0%	100.0%	100.0%	100.0%

PNM RESOURCES, INC. AND SUBSIDIARIES
COMPARATIVE OPERATING STATISTICS

	2007	2006	2005	2004	2003
		(In thousands)
PNM Electric Revenues
Residential	$265,418	$222,099	$216,890	$206,950	$203,710
Commercial	294,656	257,661	254,480	251,092	252,876
Industrial	99,970	62,515	61,146	61,905	64,549
Transmission	34,914	28,940	21,509	18,327	19,453
Wholesale long-term contracts	157,043	149,707	148,375	158,085	135,674
Wholesale short-term sales	261,958	373,608	442,406	396,548	402,412
Other	23,015	20,934	19,951	20,138	19,876
Total PNM Electric Revenues	$1,136,974	$1,115,464	$1,164,757	$1,113,045	$1,098,550
TNMP Electric Revenues
Residential	$69,488	$89,378	$57,145	$-	$-
Commercial	70,146	88,767	51,670	-	-
Industrial	7,876	40,501	25,189	-	-
Other	32,911	38,344	20,346	-	-
Total TNMP Revenues	$180,421	$256,990	$154,350	$-	$-
PNM Gas Revenues
Residential	$338,548	$328,690	$311,043	$292,163	$226,799
Commercial	102,252	102,877	98,929	92,128	72,269
Industrial	2,674	4,749	3,375	2,889	2,820
Transportation	15,124	14,420	13,813	15,274	18,906
Other	49,948	58,093	84,282	88,467	37,473
Total PNM Gas Revenues	$508,546	$508,829	$511,442	$490,921	$358,267
Altura Wholesale Revenues
Long-term contracts	$65,395	$125,131	$-	$-	$-
First Choice Revenues
Residential	$390,329	$345,961	$198,218	$-	$-
Mass-market	60,955	81,917	53,111	-	-
Mid-market	141,587	129,171	46,584	-	-
Trading gains (losses)	(3,553)	9,322	5,970	-	-
Other	11,377	18,528	12,447	-	-
Total First Choice Revenues	$600,695	$584,899	$316,330	$-	$-

Notes:
TNMP and First Choice are reported from the date of acquisition, June 6, 2005.
Altura Wholesale includes Twin Oaks from the date of acquisition, April 18, 2006 through May 31, 2007 when Altura was contributed to EnergyCo.
Effective January 1, 2007, TNMP’s New Mexico operations were transferred to PNM Electric.

PNM RESOURCES, INC. AND SUBSIDIARIES
COMPARATIVE OPERATING STATISTICS

	2007	2006	2005	2004	2003

PNM Electric MWh Sales
Residential	3,208,593	2,764,299	2,652,475	2,509,449	2,405,488
Commercial	4,005,208	3,635,423	3,526,133	3,450,503	3,379,147
Industrial	1,920,086	1,327,287	1,277,156	1,283,769	1,292,711
Wholesale long-term contracts	2,697,249	2,647,667	2,516,907	2,943,372	2,469,707
Wholesale short-term sales	5,321,753	6,517,641	7,540,950	8,424,712	9,072,497
Other	265,989	258,293	256,201	253,393	247,255
Total PNM Electric MWh Sales	17,418,878	17,150,610	17,769,822	18,865,198	18,866,805
TNMP Electric MWh Sales
Residential	2,520,605	2,734,385	1,839,741	-	-
Commercial	2,195,962	2,579,854	1,399,864	-	-
Industrial	1,927,934	2,157,507	1,263,452	-	-
Other	100,581	121,227	72,262	-	-
Total TNMP MWh Sales	6,745,082	7,592,973	4,575,319	-	-
PNM Gas Throughput - Decatherms
(In thousands):
Residential	29,468	27,556	28,119	30,618	27,416
Commercial	10,656	10,409	10,554	11,639	10,810
Industrial	313	581	369	413	485
Transportation	40,299	39,202	37,013	43,208	50,756
Other	5,357	6,450	9,780	13,871	5,510
Total PNM Gas Throughput	86,093	84,198	85,835	99,749	94,977
Altura Wholesale MWh Sales
Long-term contracts	915,883	1,683,707	-	-	-
First Choice MWh Sales
Residential	2,796,864	2,481,557	1,591,006	-	-
Mass-market	371,825	549,143	400,840	-	-
Mid-market	1,197,329	1,159,160	478,531	-	-
Other	21,075	20,921	29,780	-	-
Total First Choice MWh Sales	4,387,093	4,210,781	2,500,157	-	-

Notes:
TNMP and First Choice are reported from the date of acquisition, June 6, 2005.
Altura Wholesale includes Twin Oaks from the date of acquisition, April 18, 2006 through May 31, 2007 when Altura was contributed to EnergyCo.
Effective January 1, 2007, TNMP’s New Mexico operations were transferred to PNM Electric.

Under TECA, customers of TNMP Electric in Texas can choose First Choice or any other REP to provide energy.  However, TNMP Electric delivers energy to customers within its service area regardless of the REP chosen.  Therefore, TNMP Electric earns revenue for energy delivery and First Choice earns revenue on the usage of that energy by its customers.  The MWh reported above for TNMP Electric and First Choice include 2,018,110, 2,332,098 and 1,644,675 MWh used by customers of TNMP Electric in 2007, 2006 and 2005, who have chosen First Choice as their REP.

PNM RESOURCES, INC. AND SUBSIDIARIES
COMPARATIVE OPERATING STATISTICS

	2007	2006	2005	2004	2003
PNM Electric Customers
Residential	438,990	388,775	378,116	367,491	358,099
Commercial	52,780	45,678	44,721	43,425	42,391
Industrial	276	279	281	290	296
Wholesale long-term and short-term	54	75	76	68	72
Other	1,023	829	838	818	822
Total PNM Electric Customers	493,123	435,636	424,032	412,092	401,680
TNMP Electric Customers
Residential	184,304	224,424	222,819	-	-
Commercial	39,979	47,566	44,119	-	-
Industrial	76	78	125	-	-
Other	2,104	2,224	2,244	-	-
Total TNMP Customers	226,463	274,292	269,307	-	-
PNM Gas Customers
Residential	457,964	451,518	440,624	430,578	421,104
Commercial	35,805	36,045	35,136	34,993	34,645
Industrial	45	45	42	47	46
Transportation	-	26	26	23	40
Other	2,483	1,995	2,654	2,931	2,983
Total PNM Gas Customers	496,297	489,629	478,482	468,572	458,818
Altura Wholesale Customers
Long-term	1	1	-	-	-
First Choice Customers
Residential	213,630	206,393	178,150	-	-
Mass-market	17,536	21,858	24,364	-	-
Mid-market	15,386	16,051	6,475	-	-
Other	11,817	9,427	10,539	-	-
Total First Choice Customers	258,369	253,729	219,528	-	-
PNMR Generation Statistics
Reliable Net Capability - MW	2,206	1,934	1,744	1,729	1,742
Coincidental Peak Demand - MW	1,933	1,855	1,779	1,655	1,661
Average Fuel Cost per Million BTU	$1.7539	$1.7143	$1.4711	$1.3751	$1.4120
BTU per KWh of Net Generation	10,850	10,641	10,706	10,442	10,854

Notes:
TNMP and First Choice are reported from the date of acquisition, June 6, 2005.
Altura Wholesale includes Twin Oaks from the date of acquisition, April 18, 2006 through May 31, 2007 when Altura was contributed to EnergyCo.
Effective January 1, 2007, TNMP’s New Mexico operations were transferred to PNM Electric.

The customers reported above for TNMP Electric and First Choice include 127,328, 147,094, and 158,828 customers of TNMP Electric at December 31, 2007, 2006 and 2005, who have chosen First Choice as their REP.  These TNMP Electric customers are also included in the First Choice customers.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations for PNMR is presented on a combined basis, including certain information applicable to PNM and TNMP.  The MD&A for PNM and TNMP only includes a narrative analysis of results of operations as permitted by Form 10-K General Instruction I (2).  For discussion purposes, this report will use the term “Company” when discussing matters of common applicability to PNMR, PNM and TNMP.  A reference to a “Note” in this Item 7 refers to the accompanying Notes to Consolidated Financial Statements included in Item 8, unless otherwise specified.  Certain of the tables below may not visually add due to rounding.

MD&A FOR PNMR

BUSINESS AND STRATEGY

Overview

The overall strategy of PNMR is to concentrate business efforts on its core regulated and unregulated electric businesses.  The Company intends to focus on its regulated electric business by selling its gas operations and expanding through the acquisition of CRHC, which has regulated electric operations in Texas.  The CRHC transaction is conditioned upon the sale of the gas operations, but both transactions are expected to close near the end of 2008.  PNMR expects to use the net proceeds of these transactions to retire debt, fund future electric capital expenditures and for other corporate purposes.  The growth of the unregulated electric business is expected from the continued growth of First Choice and the further development of EnergyCo.  The strategic growth of EnergyCo was initiated with PNMR’s contribution of Altura on June 1, 2007 and continued with EnergyCo’s acquisition of the Altura Cogen Power Plant in August 2007 and with EnergyCo’s ongoing joint development project on Cedar Bayou IV with NRG Energy, Inc.

The focus on the electric businesses also includes environmental sustainability efforts.  These efforts are comprised of various components including environmental upgrades, energy efficiency leadership, solar generating site and technology feasibility, purchasing power from a biomass power plant and climate change leadership.  The investment in environmental sustainability is expected to result in future emission reductions as well as other long-term benefits for the Company.

Another initiative of PNMR is the separation of its merchant operations from PNM the utility, which will be accomplished in several steps.  On January 18, 2008, PNMR announced the pending sale of certain wholesale power, natural gas and transmission contracts as an initial step in separating its merchant plant activities from PNM the utility.  The sale is expected to be completed about March 31, 2008.  In addition, Luna and Lordsburg are required to be separated by January 1, 2010 under an existing NMPRC regulatory order.  These units will either be sold, included in retail rates, or placed in another PNMR subsidiary.  PVNGS Unit 3, which is not subject to the separation order, can remain in PNM.  The Company is also exploring using PVNGS Unit 3 in a tolling arrangement, under which a third party would be entitled to all the risks and rewards of PNM’s share of the unit.

Critical to PNMR’s success for the foreseeable future is the financial health of PNM, PNMR’s largest subsidiary.  PNM has filed for new electric rates designed to increase operating revenues $76.9 million on an annual basis.  In addition, PNM has asked for reinstatement of its FPPAC, which it voluntarily relinquished in 1994 under dramatically different circumstances.  A favorable outcome in PNM’s rate case is critical to PNM’s financial health.  Hearings were concluded in December of 2007 and briefs of the parties were filed in January of 2008.  NMPRC staff and intervenors have opposed PNM’s request for a fuel clause despite the fact that all other utilities in New Mexico have one and it is standard practice throughout the utility industry.  Staff’s recommendation for an $18.3 million rate increase was the largest increase recommended by any party other than PNM.  The AG recommended a $2.8 million rate decrease.  The hearing examiner’s recommended decision is due February 28, 2008, with a final decision from the NMPRC due May 7, 2008.  The Company cannot predict the ultimate outcome of this case.

EnergyCo

EnergyCo was formed with ECJV as an unregulated energy company that will serve expanding U.S. markets throughout the Southwest, Texas and the West.  ECJV is a wholly owned subsidiary of Cascade, which is a large PNMR shareholder.  PNMR and ECJV each have a 50 percent ownership interest in EnergyCo, a limited liability company.

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

On June 1, 2007, PNMR contributed its ownership of Altura to EnergyCo at fair market value of $549.6 million, as adjusted to reflect changes in working capital.  ECJV made a cash contribution to EnergyCo equal to 50% of the contribution amount and EnergyCo distributed that cash to PNMR.  EnergyCo has entered into a bank credit facility for working capital and other corporate purposes.  In August 2007, EnergyCo completed the acquisition of Altura Cogen and announced plans to co-develop Cedar Bayou IV, substantial portions of which are financed through EnergyCo’s credit facility.

TNMP Asset Transfer to PNM

In connection with the acquisition of TNP, the NMPRC approved a stipulation that called for the integration of TNMP’s New Mexico assets into PNM.  The asset transfer occurred as of January 1, 2007 at which time the transferred New Mexico assets and operations became reportable under the PNM Electric segment rather than TNMP Electric.

Business Improvement Plan

The Company has undertaken a business improvement process that includes a comprehensive cost structure analysis of its operations and a benchmarking analysis to similar-sized utilities.  The Company is now in the process of implementing a series of initiatives designed to manage future operational costs, maintain financial strength and strengthen its regulated utilities.   The multi-phase process includes a business improvement plan to streamline internal processes and reduce operating costs.  The utility-related process enhancements are designed to improve business functions.  For the year ended December 31, 2007, the Company recorded a pre-tax expense of $11.8 million for costs of the business improvement plan, primarily severance-related costs.  As additional phases of the business improvement plan are developed, the associated costs will be analyzed and recorded as specified by GAAP.

RESULTS OF OPERATIONS – PNMR

Executive Summary

A summary of PNMR’s net earnings is as follows:

	Year Ended December 31,			2007/2006		2006/2005
	2007	2006	2005	Change	%	Change	%
	(In thousands, except per share amounts)

Earnings from continuing operations	$ 59,358	$ 107,960	$ 51,133	$ (48,602)	(45.0)	$ 56,827	111.1
Earnings from discontinued operations, net of income taxes	15,516	12,858	15,724	2,658	20.7	(2,866)	(18.2)
Cumulative effect of change in accounting principle	-	-	(926)	-	-	926	100.0
Net earnings	$ 74,874	$ 120,818	$ 65,931	$(45,944)	(38.0)	$ 54,887	83.2
Average common and common equivalent shares	77,928	70,636	67,080	7,292	10.3	3,556	5.3
Earnings from continuing operations per diluted share	$ 0.76	$ 1.53	$ 0.76	$ (0.77)	(50.3)	$ 0.77	101.3
Net earnings per diluted share	$ 0.96	$ 1.71	$ 0.98	$ (0.75)	(43.9)	$ 0.73	74.5

The major causes of changes in net earnings were:
•	The recognition of income tax benefits for a settlement with the IRS regarding previously unrecognized tax benefits and the impacts of FIN 48;
•	Retail growth in utility operations, including the impacts of load growth, weather, changes in rates and coal costs;
•	Plant performance at PNM Electric baseload plants;
•	Asset-backed/unregulated activities at PNM Electric, including long-term sales contracts, unregulated resources (Luna, Lordsburg, and PVNGS Unit 3), and asset-backed marketing activities;
•	Changes in First Choice trading margins;
•	Changes in First Choice retail margins and bad debt expense;
•	Changes in net unrealized mark-to-market gains or losses on economic hedges;
•	Severance and consulting costs associated with the business improvement plan to reduce costs and improve processes in future years;
•	Consulting and legal costs associated with the sale of PNM Gas and certain wholesale electric contracts;
•
Increases in operational costs, including materials and supplies, advertising, customer acquisition, self-insurance and changes in depreciation on plant assets, as well as shared services, employee labor, and pension and benefit costs;

•	Higher financing costs, net of 2005 non-recurring impacts for refinancing costs related to the acquisition of TNP and issuance of equity-linked units;
•	Earnings from Twin Oaks and EnergyCo, offset by non-recurring costs of forming EnergyCo, the loss due to the impairment of intangible assets, and the loss on the contribution of Altura to EnergyCo;
•	2006 increases in earnings from TNMP and First Choice related to a full year of ownership in 2006 compared to 7 months in 2005;
•	A reduction in costs related to the integration of the TNP and Twin Oaks acquisitions; and
•	The 2005 impairment of a turbine and a 2007 gain on the sale of the same turbine.

The table below summarizes these changes:

	2007/2006 Change	2006/2005 Change
	(In millions)
After-tax impacts
IRS settlement/FIN 48 impact	$26.1	$-
Afton impairment	(11.8)	-
Utility retail growth	9.9	(12.5)
PNM Electric baseload plant performance	(0.7)	(6.3)
PNM Electric asset-backed/unregulated activities	(19.8)	17.2
First Choice trading margins	(8.4)	4.1
First Choice retail margins/bad debt	(9.4)	8.8
Net unrealized mark-to-market	(4.9)	0.1
Business improvement plan	(7.2)	-
Consulting costs for sales of assets	(1.9)	-
Operational costs	(0.9)	(11.7)
Financing	(5.0)	4.8
Altura/EnergyCo	(16.3)	21.8
Timing of TNMP/FCP ownership	-	14.0
Acquisition integration costs	2.7	7.4
Turbine sale/impairment	2.5	9.0
Other	(0.8)	(1.8)
Change in net earnings	$(45.9)	$54.9

In 2007, PNMR’s consolidated income tax expense decreased primarily as a result of the settlement with the IRS regarding previously unrecognized tax benefits, which had a $16.0 million non-recurring impact on income taxes.  See Note 11.  In addition, 2007 income taxes were reduced by a decrease in pre-tax earnings, which were partially offset by a change in taxation by the State of Texas that resulted in Texas margin taxes being included in income tax expense in 2007 versus Texas franchise tax being included in taxes other than income in 2006 and 2005.

PNMR’s effective tax rates for 2007, 2006 and 2005 were 5.11%, 33.86% and 29.41%.  Excluding the non-recurring impact to income taxes related to the IRS settlement, the effective tax rate for 2007 would have been 30.5%.  PNMR’s effective tax rates in 2007 were also impacted by a reduction in the effective rate applicable to non-operating income primarily due to the impacts of tax credits from a wind energy investment.

The increase in the number of common and common equivalent shares is primarily due to new issuances of PNMR common stock in 2006 and an increase in the dilutive effect of the equity-linked units.

Segment Information

The following discussion is based on the segment methodology that PNMR’s management uses for making operating decisions and assessing performance of its various business activities.  Effective as of December 31, 2007, management changed the methodology it uses to operate and assess the business activities of the Company, resulting in changes to the Company’s segment presentation.  See Note 3 for more information on PNMR’s operating segments.  References to 2006 and 2005 amounts in the following discussion have not been adjusted to reflect the transfer of TNMP’s New Mexico operations that are discussed above.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.  Trends and contingencies of a material nature are discussed to the extent known.  Refer also to Disclosure Regarding Forward Looking Statements in Item 1 and to Part II, Item 7A. Risk Factors.

PNM Electric

The table below summarizes operating results for PNM Electric:

	Year Ended December 31,			2007/2006		2006/2005
	2007	2006	2005	Change	%	Change	%
			(In millions)

Total revenues	$1,137.0	$1,115.5	$1,164.8	$ 21.5	1.9	$ (49.3)	(4.2)
Cost of energy	638.7	607.0	679.9	31.7	5.2	(72.9)	(10.7)
Gross margin	498.3	508.4	484.9	(10.1)	(2.0)	23.5	4.8
Operating expenses	381.1	331.1	338.1	50.0	15.1	(7.0)	(2.1)
Depreciation and amortization	83.2	78.0	95.5	5.2	6.7	(17.5)	(18.3)
Operating income	34.0	99.3	51.4	(65.3)	(65.8)	47.9	93.2
Interest income	41.7	32.1	34.2	9.6	29.9	(2.1)	(6.1)
Other income (deductions)	11.6	5.3	9.4	6.3	118.9	(4.1)	(43.6)
Net interest charges	(52.7)	(47.1)	(43.9)	(5.6)	11.9	(3.2)	7.3
Earnings before income taxes	34.6	89.7	51.0	(55.1)	(61.4)	38.7	75.9
Income taxes	11.2	31.6	14.9	(20.4)	(64.6)	16.7	112.1
Preferred stock dividend requirements	0.5	0.5	0.5	-	-	-	-
Segment earnings	$ 22.9	$ 57.6	$ 35.6	$ (34.7)	(60.2)	$ 22.0	61.8

The table below summarizes the significant changes to operating revenues, gross margin, earnings before income taxes, and segment earnings:

	2007/2006 Change				2006/2005 Change
			Earnings				Earnings
			Before				Before
	Total	Gross	Income	Segment	Total	Gross	Income	Segment
	Revenues	Margin	Taxes	Earnings	Revenues	Margin	Taxes	Earnings
				(In millions)

Transfer of assets from TNMP	$48.5	$22.0	$3.4	$2.6	$-	$-	$-	$-
Retail growth	26.9	1.2	1.2	0.7	17.4	(7.5)	(7.5)	(4.5)
Baseload plant availability	(23.3)	(0.5)	(1.2)	(0.7)	(5.2)	(6.5)	(10.5)	(6.3)
Asset-backed/unregulated activities	16.0	(24.0)	(32.7)	(19.8)	(62.3)	37.4	28.5	17.2
Net unrealized mark-to-market	(46.6)	(8.8)	(8.8)	(5.3)	0.8	0.1	0.1	0.1
Plant life extensions	-	-	2.3	1.4	-	-	14.9	9.0
Operational costs	-	-	(10.1)	(6.1)	-	-	(5.4)	(3.3)
Afton impairment	-	-	(19.5)	(11.8)	-	-	-	-
Other	-	-	10.3	4.3	-	-	18.6	9.8
Total increase (decrease)	$21.5	$(10.1)	$(55.1)	$(34.7)	$(49.3)	$23.5	$38.7	$22.0

The following table shows PNM Electric operating revenues by customer class, including intersegment revenues and average number of customers:

	Year Ended December 31,			2007/2006		2006/2005
	2007	2006	2005	Change	%	Change	%
			(In millions, except customers)

Residential	$ 265.4	$ 222.1	$ 216.9	$ 43.3	19.5	$ 5.2	2.4
Commercial	294.7	257.7	254.5	37.0	14.4	3.2	1.3
Industrial	100.0	62.5	61.1	37.5	60.0	1.4	2.3
Transmission	34.9	28.9	21.5	6.0	20.8	7.4	34.4
Other retail	23.0	21.0	20.0	2.0	9.5	1.0	5.0
Wholesale long-term sales	157.0	149.7	148.4	7.3	4.9	1.3	0.9
Wholesale short-term sales	262.0	373.6	442.4	(111.6)	(29.9)	(68.8)	(15.6)
	$1,137.0	$1,115.5	$1,164.8	$ 21.5	1.9	$ (49.3)	(4.2)
Average customers (thousands)	489.4	430.2	418.0	59.2	13.8	12.2	2.9

The following table shows PNM Electric GWh sales by customer class:

	Year Ended December 31,			2007/2006		2006/2005
	2007	2006	2005	Change	%	Change	%
			(Gigawatt hours)

Residential	3,208.6	2,764.3	2,652.5	444.3	16.1	111.8	4.2
Commercial	4,005.2	3,635.4	3,526.1	369.8	10.2	109.3	3.1
Industrial	1,920.1	1,327.3	1,277.2	592.8	44.7	50.1	3.9
Other retail	266.0	258.3	256.2	7.7	3.0	2.1	0.8
Wholesale long-term sales	2,697.2	2,647.7	2,516.9	49.5	1.9	130.8	5.2
Wholesale short-term sales	5,321.8	6,517.6	7,541.0	(1,195.8)	(18.3)	(1,023.4)	(13.6)
	17,418.9	17,150.6	17,769.9	268.3	1.6	(619.3)	(3.5)

Effective January 1, 2007, TNMP’s New Mexico operations were transferred to PNM, which increased PNM Electric’s retail sales volumes, average retail customers and retail operating revenues.  Prior to the transfer of operations in 2007, PNM supplied the power to serve TNMP’s New Mexico load through intersegment long-term and short-term sales contracts that were eliminated in the consolidated financial statements of PNMR after the acquisition of TNP on June 6, 2005.   Information concerning the TNMP New Mexico operations included in the TNMP Electric segment in 2006, the gross margin associated with intersegment contract sales in 2006, and the net impact is as follows:

TNMP New Mexico’s Operations

	Year Ended December 31, 2006
	TNMP New Mexico Operations	PNM Contract Sales	Net Impact
	(Dollars in millions)

Total revenue	$99.1	$50.6	$48.5
Cost of energy	75.4	48.9	26.5
Gross margin	23.7	1.7	22.0
Operating expense	12.8	-	12.8
Depreciation and amortization	6.0	-	6.0
Operating income	4.9	1.7	3.2
Other income (deductions)	0.2	-	0.2
Earnings before income taxes	5.1	1.7	3.4
Income taxes	1.5	0.7	0.8
Earnings	$3.6	$1.0	$2.6

Sales volumes (GWhs)	1,124.0	627.6	496.4
Average customers (thousands)	49.5	n/a	49.5

The following discussion of results will exclude variances due to the transfer of New Mexico operations from TNMP on January 1, 2007, that are shown above.  See MD&A - PNM Gas for information on items included in PNM Electric that historically were allocated to PNM Gas.

Growth in retail load requirements, without the addition of lower-cost generation resources, has resulted in reduced gross margins and segment earnings.  During 2007, a 2.3% increase in average retail customer counts and an 11.2% increase in cooling degree-days led to increased retail sales volumes and revenues.  However, this resulted in increased costs of energy associated with serving this growth, including a $4.6 million increase in coal costs, resulting in a slight increase to margin.  During 2006, a 2.9% increase in average retail customer counts and an increase in per-customer usage was partially offset by a 12.0% decrease in cooling degree-days, resulting in an increase in retail sales volumes and revenues.  A 2.5% rate reduction effective September 2005, the last phase of the Global Electric Settlement with the NMPRC, decreased 2006 revenues by $9.6 million as 2006 included an additional four months at reduced rates.  The net increase in revenues was offset by increased costs of energy associated with serving this growth, including a $9.1 million increase in coal costs, resulting in a net decrease to margin.

During 2007, reduced plant availability at SJGS and Four Corners reduced gross margin by $18.1 million and $7.9 million.  These decreases were offset by increased availability at PVNGS Units 1 and 2 of $25.5 million.  Outage related O&M costs increased by $0.7 million due to an increase in outage costs of $1.3 million at Four Corners and $0.5 million at SJGS, partially offset by a $1.1 million decrease at PVNGS Units 1 and 2.

During 2006, a vibration in the PVNGS Unit 1 shutdown cooling lines reduced the net generation of Unit 1 by 32%.  The impact of reduced generation, partially offset by increased availability at Unit 2, decreased gross margin by $11.0 million.  This decrease was partially offset by increased availability at SJGS of $1.5 million and Four Corners of $3.0 million.  Outage related O&M costs increased by $3.0 million at PVNGS Units 1 and 2 and $1.7 million at SJGS, further reducing net earnings.  Outage related O&M costs decreased by $0.7 million at Four Corners.

The impacts of retail growth and plant availability impacted earnings from asset-backed and unregulated activities, including earnings from long-term sales contracts, unregulated resources (Luna, Lordsburg, and PVNGS Unit 3), and unregulated sales of excess generation.  In 2007, increases in long-term contract sales and market sales prices increased revenues, but this increase was more than offset by the increased costs to serve this load and an extended outage at PVNGS Unit 3.  O&M costs related to unregulated resources increased $7.9 million during 2007, largely due to a $6.4 million increase at PVNGS Unit 3 related to the $2.1 million cost of removal of the steam generators and increased costs related to the extended planned outage, and a $1.5 million increase at Luna due to a full year of operations.  Depreciation on unregulated resources increased $0.5 million during 2007, mostly due to a full year of Luna operations.

In 2006, increases in long-term contract sales and certain short-term transactions were more than offset by lower market prices and less availability of excess energy to sell in the wholesale market, resulting in a net decrease to revenues.  However, reduced costs to serve these sales from lower market prices, including reduced gas and purchase prices, and the addition of Luna increased gross margin.  O&M costs related to unregulated resources increased $7.0 million during 2006 due to $2.6 million of increased outages costs at PVNGS Unit 3 and $2.4 million related to a partial year of operations at Luna.  Depreciation on unregulated resources increased $1.9 million during 2006, primarily due to a partial year of Luna operations.

Changes in net unrealized mark-to-market gains and losses resulted in decreases to revenues, gross margin and net earnings in 2007, due primarily to losses incurred in 2007.  As a result of the pending sale of certain long-term contracts in the merchant portfolio, certain contracts no longer qualify for the normal exception and PNM recorded a mark-to-market pre-tax loss of $19.2 million on these contracts.  In 2006, favorable market changes relative to the position on sales contracts resulted in slightly higher net unrealized mark-to-market revenues, gross margin and net earnings.

In 2007, an increase in the estimated useful life of Four Corners reduced depreciation expense by $2.3 million.  In 2006, increases in the estimated useful lives of SJGS and Afton reduced depreciation expenses by $14.9 million.

Operational costs include costs for materials and supplies, self-insurance and depreciation on plant assets, as well as shared services, employee labor, and pension and benefit costs.  Increases in these costs in 2007 were partially offset by increased capitalization of costs relating to construction activity and reduced incentive-based and stock-based compensation costs.  Increases in these costs in 2006 included increases in incentive-based and stock-based compensation expenses, but were partially offset by increased capitalization of costs relating to construction activity.

In 2007, the impairment of Afton increased operating expenses, as the cost of construction exceeded the amount allowed by a NMPRC rate order.

Other increases in 2007 segment earnings include previously unrecognized tax benefits resulting from the impacts of FIN 48 of $10.6 million.  See Note 11.  Additional increases in 2007 include realized gains related to the rebalancing of NDT assets, and gains on the sale of a turbine, partially offset by higher interest charges on increased short-term borrowings used to fund capital expenditures, and severance and consulting costs associated with the business improvement plan to reduce costs and improve processes in future years.  See Note 24.  Other increases in 2006 include the absence of several charges incurred in 2005, including the $15.0 million impairment of a turbine, $6.1 million of costs associated with the integration of the TNP and Twin Oaks acquisitions, a $4.5 million write-off of software, and a $2.3 million charge associated with the NMPRC’s approval of the TNP acquisition, partially offset by decreased realized gains related to the rebalancing of NDT assets and higher interest charges.

TNMP Electric

The table below summarizes the operating results for TNMP Electric:

	Year Ended December 31,			2007/2006		2006/2005
	2007	2006	2005	Change	%	Change	%
			(In millions)

Total revenues	$ 180.4	$ 257.0	$ 154.4	$ (76.6)	(29.8)	$ 102.6	66.5
Cost of energy	29.5	103.0	58.0	(73.5)	(71.4)	45.0	77.6
Gross margin	150.9	154.0	96.3	(3.1)	(2.0)	57.7	59.9
Operating expenses	67.8	79.3	40.8	(11.5)	(14.5)	38.5	94.4
Depreciation and amortization	30.4	31.6	17.6	(1.2)	(3.8)	14.0	79.5
Operating income	52.7	43.1	37.9	9.6	22.3	5.2	13.7
Interest income	0.1	0.9	1.0	(0.8)	(88.9)	(0.1)	(10.0)
Other income (deductions)	1.5	7.9	4.8	(6.4)	(81.0)	3.1	64.6
Net interest charges	(25.2)	(28.9)	(15.9)	3.7	(12.8)	(13.0)	81.8
Earnings before income taxes	29.1	23.0	27.9	6.1	26.5	(4.9)	(17.6)
Income taxes	10.6	7.3	10.0	3.3	45.2	(2.7)	(27.0)
Segment earnings	$ 18.4	$ 15.7	$ 17.8	$ 2.7	17.2	$ (2.1)	(11.8)

The table below summarizes the significant changes to operating revenues, gross margin, earnings before income taxes, and segment earnings:

	2007/2006 Change				2006/2005 Change
			Earnings				Earnings
			Before				Before
	Total	Gross	Income	Segment	Total	Gross	Income	Segment
	Revenues	Margin	Taxes	Earnings	Revenues	Margin	Taxes	Earnings
				(In millions)

Transfer of assets to PNM	$(99.1)	$(23.7)	$(5.1)	$(3.6)	$-	$-	$-	$-
Retail growth	4.1	4.1	4.1	2.7	(2.3)	0.3	0.3	0.2
PUCT order	16.4	16.4	3.9	2.5	1.5	1.5	5.4	3.5
Rate case expenses	-	-	-	-	-	-	4.4	2.9
Rate decrease/synergy saving credits			1.5	1.0	(12.0)	(12.0)	(13.5)	(8.4)
Debt reduction	-	-	3.0	2.0	-	-	0.4	0.2
Operational costs	-	-	(1.7)	(1.1)	-	-	(13.8)	(8.5)
Timing of PNMR ownership	-	-	-	-	112.8	68.9	14.2	9.3
Other	2.0	0.1	0.4	(0.8)	2.6	(1.0)	(2.3)	(1.3)
Total increase (decrease)	$(76.6)	$(3.1)	$6.1	$2.7	$102.6	$57.7	$(4.9)	$(2.1)

The following table shows TNMP Electric operating revenues by customer class, including intersegment revenues, and average number of customers:

	Year Ended December 31,			2007/2006		2006/2005
	2007	2006(1)	2005(1)	Change	%	Change	%
			(In millions, except customers)

Residential	$ 69.5	$ 89.5	$ 57.1	$ (20.0)	(22.3)	$ 32.4	56.7
Commercial	70.1	88.7	51.7	(18.6)	(21.0)	37.0	71.6
Industrial	7.9	40.5	25.2	(32.6)	(80.5)	15.3	60.7
Other	32.9	38.3	20.4	(5.4)	(14.1)	17.9	87.7
	$ 180.4	$ 257.0	$ 154.4	$ (76.6)	(29.8)	$ 102.6	66.5
Average customers (thousands) (2)	226.2	272.6	255.3	(46.4)	(17.0)	17.3	6.8

(1)	The customer class revenues and the average customer count have been reclassified to be consistent with the current year presentation.

(2)
Under TECA, customers of TNMP Electric in Texas have the ability to choose First Choice or any other REP to provide energy.  The average customers reported above include 137,015, 153,693, and 154,252 customers of TNMP Electric at December 31, 2007, 2006, and 2005 who have chosen First Choice as their REP.  These customers are also included in the First Choice segment.

The following table shows TNMP Electric GWh sales by customer class:

	Year Ended December 31,			2007/2006		2006/2005
	2007	2006(2)	2005(2)	Change	%	Change	%
			(Gigawatt hours)

Residential	2,520.6	2,734.4	1,839.7	(213.8)	(7.8)	894.7	48.6
Commercial	2,196.0	2,579.9	1,399.9	(383.9)	(14.9)	1,180.0	84.3
Industrial	1,927.9	2,157.5	1,263.5	(229.6)	(10.6)	894.0	70.8
Other	100.6	121.2	72.3	(20.6)	(17.0)	48.9	67.6
	6,745.1	7,593.0	4,575.4	(847.9)	(11.2)	3,017.6	66.0

(1)
The GWh sales reported above include 2,018.1, 2,332.1, 1,644.7 GWhs for December 31, 2007, 2006 and 2005 used by customers of TNMP Electric who have chosen First Choice as their REP.  These GWhs are also included below in the First Choice segment.

(2)	The customer class sales have been reclassified to be consistent with the current year presentation.

Income statements for the TNMP segment of PNMR include results after its June 6, 2005 acquisition.  Impacts in 2006 over 2005 levels are primarily attributable to a full year of ownership in 2006.  Effective January 1, 2007, TNMP’s New Mexico operations were transferred to PNM. As a result, TNMP Electric’s sales volumes, average customers, and income statement line items for TNMP Electric above have decreased as set forth in the table describing the transfer of TNMP’s New Mexico assets in PNM Electric above. The following discussion of results will exclude variances due to the transfer of New Mexico operations to PNM on January 1, 2007.

Increases in the average customer count and higher per-customer usage increased sales volumes, revenues, gross margin and segment earnings. In addition, during 2007, warmer temperatures in September and October, largely offset by cooler temperatures earlier in the year, resulted in a small increase in sales volumes, revenues, gross margin and segment earnings.  During 2006, increases in the average customer count were mostly offset by milder temperatures and increased costs required to serve load growth in New Mexico.  Additionally, reduced usage from a significant industrial customer in New Mexico reduced sales volumes revenues, but had little impact on gross margin.

The PUCT issued an order on November 2, 2006 related to the stranded costs incurred by TNMP as part of the deregulation of the Texas energy market and the associated carrying charges. This PUCT order resulted in increases to revenue beginning in December 2006 that were partially offset by increases in amortization expense and the discontinuation of carrying charges on regulatory assets. 2007 amounts increased due to a full year of collections and amortizations.  In 2006, costs were decreased by $4.4 million related to the deferral of prior year rate case expenses that are also being collected through the PUCT order.

Segment earnings were reduced by reductions in rates for Texas and New Mexico customers, effective in May 2005 and January 2006, in addition to the return of synergy savings credits to Texas customers from July 2005 through May 2007.  2006 segment earnings were reduced by a full year of decreased rates and synergy saving credits, while 2007 segment earnings increased slightly due to the mid-year completion of the return of synergy savings credits.

Operational costs include costs for materials and supplies, self-insurance, advertising and depreciation, as well as shared services, employee labor, and pension and benefits.  Increases in these costs during 2007 were partially offset by a decrease in incentive-based compensation expenses.  During 2006, increases in these costs primarily resulted from a full year of shared service costs and included an increase in incentive-based compensation expenses.

As a result of long-term debt reductions in December 2006 and again during the third quarter of 2007, interest charges were reduced.

PNM Gas

The table below summarizes the operating results for PNM Gas, which is classified as discontinued operations in the Consolidated Statements of Earnings:

	Year Ended December 31,			2007/2006		2006/2005
	2007	2006	2005	Change	%	Change	%
			(In millions)

Total revenues	$ 508.5	$ 508.8	$ 511.4	$ (0.3)	(0.1)	$ (2.6)	(0.5)
Cost of energy	352.8	361.9	364.2	(9.1)	(2.5)	(2.3)	(0.6)
Gross margin	155.7	147.0	147.2	8.7	5.9	(0.2)	(0.1)
Operating expenses	97.1	96.8	95.0	0.3	0.3	1.8	1.9
Depreciation and amortization	21.6	21.6	20.3	-	-	1.3	6.4
Operating income	37.0	28.6	31.9	8.4	29.4	(3.3)	(10.3)
Interest income	1.0	3.7	3.8	(2.7)	(73.0)	(0.1)	(2.6)
Other income (deductions)	0.2	0.5	0.7	(0.3)	(60.0)	(0.2)	(28.6)
Net interest charges	(12.2)	(11.4)	(10.3)	(0.8)	7.0	(1.1)	10.7
Earnings before income taxes	25.9	21.3	26.1	4.6	21.6	(4.8)	(18.4)
Income taxes	10.4	8.4	10.4	2.0	23.8	(2.0)	(19.2)
Segment earnings	$ 15.5	$ 12.9	$ 15.7	$ 2.6	20.2	$ (2.8)	(17.8)

The table below summarizes the significant changes to operating revenues, gross margin, earnings before income taxes, and segment earnings:

	2007/2006 Change				2006/2005 Change
			Earnings				Earnings
			Before				Before
	Total	Gross	Income	Segment	Total	Gross	Income	Segment
	Revenues	Margin	Taxes	Earnings	Revenues	Margin	Taxes	Earnings
				(In millions)

Gas prices	$(22.3)	$-	$-	$-	$66.0	$-	$-	$-
Rate increase	2.9	2.9	2.8	1.7	-	-	-	-
Retail growth	33.2	6.3	6.3	3.8	10.4	6.3	6.3	3.8
Customer conservation	(8.0)	-	-	-	(54.1)	(5.9)	(5.9)	(3.6)
Off-system activities	(5.1)	0.4	0.4	0.2	(24.5)	(0.2)	(0.2)	(0.1)
Operational costs	-	-	1.0	0.6	-	-	(5.7)	(3.4)
Other	(1.0)	(0.9)	(5.9)	(3.7)	(0.4)	(0.4)	0.7	0.5
Total increase (decrease)	$(0.3)	$8.7	$4.6	$2.6	$(2.6)	$(0.2)	$(4.8)	$(2.8)

The following table shows PNM Gas operating revenues by customer class included in earnings from discontinued operations within the presentation of consolidated statements of earnings, and average number of customers:

	Year Ended December 31,			2007/2006		2006/2005
	2007	2006	2005	Change	%	Change	%
			(In millions, except customers)

Residential	$ 338.5	$ 328.7	$ 311.0	$ 9.8	3.0	$ 17.7	5.7
Commercial	102.3	102.9	98.9	(0.6)	(0.6)	4.0	4.0
Industrial	2.7	4.7	3.4	(2.0)	(42.6)	1.3	38.2
Transportation(1)	15.1	14.4	13.8	0.7	4.9	0.6	4.3
Other	49.9	58.1	84.3	(8.2)	(14.1)	(26.2)	(31.1)
	$ 508.5	$ 508.8	$ 511.4	$ (0.3)	(0.1)	$ (2.6)	(0.5)
Average customers (thousands)	491.6	482.3	471.3	9.3	1.9	11.0	2.3

(1)	Customer-owned gas.

The following table shows PNM Gas throughput by customer class:

	Year Ended December 31,			2007/2006		2006/2005
	2007	2006	2005	Change	%	Change	%
			(Thousands of decatherms)

Residential	29,468.1	27,556.1	28,119.3	1,912.0	6.9	(563.2)	(2.0)
Commercial	10,655.6	10,409.5	10,553.8	246.1	2.4	(144.3)	(1.4)
Industrial	313.1	580.9	369.1	(267.8)	(46.1)	211.8	57.4
Transportation(1)	40,299.3	39,202.2	37,013.6	1,097.1	2.8	2,188.6	5.9
Other	5,356.8	6,449.6	9,779.7	(1,092.8)	(16.9)	(3,330.1)	(34.1)
	86,092.9	84,198.3	85,835.5	1,894.6	2.3	(1,637.2)	(1.9)

(1)	Customer-owned gas.

Due to the pending sale of the PNM gas business, the Company is reporting this segment as discontinued operations as required under GAAP. Certain corporate items that historically were allocated to the PNM Gas segment cannot be included as discontinued operations and were reassigned to PNM Electric.  These items include officer compensation, depreciation on common utility and shared-service assets, and postage costs.  The after-tax amount of costs reassigned in the years 2007, 2006 and 2005 totaled $6.4 million, $6.3 million, and $5.0 million.  See Note 2 and Note 23.

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

Implementation of an approved NMPRC rate increase resulted in an increase to revenues and gross margin in 2007.

An increase in the average customer count compared to the prior year in both 2006 and 2007 resulted in increased sales volumes, revenues, gross margin and segment earnings.  Also, in 2007, colder temperatures during the first part of the year were partially offset by warmer temperatures in the later part of the year, resulting in a 4.4% rise in heating-degree days and increases to sales volumes, revenues, gross margin and net earnings.  In 2006, warmer temperatures during the first part of the year reduced sales volumes, revenues, gross margin and segment earnings.

In addition to reduced sales due to weather in 2006, the sharp increase in gas prices resulted in a decrease in per-customer usage, as customers conserved usage to reduce heating bills.  While revenues related to customer usage patterns decreased in 2007 related to decreased gas prices, no significant volume impacts of customer conservation were seen in 2007.

During the last two years, revenues from off-system activities have decreased due to a lack of market activity.  In 2007, the decrease in revenues was mostly offset by decreases in costs related to these transactions, slightly increasing gross margin and net earnings.  In 2006, the net margin on these activities decreased.

Operational costs include costs for materials and supplies, self-insurance, advertising and depreciation, as well as shared services, employee labor, and pension and benefits.  Increases in these costs during 2007, including a $2.2 million increase in self-insurance expenses, were more than offset by a decrease in incentive-based compensation expenses.    In 2006, increases in operational costs described above included increases in incentive-based compensation, due largely to an increase in overall PNMR performance.

Other decreases in 2007 include a decrease in interest earned on PGAC balances due to lower gas prices and increased financing costs associated with higher short-term borrowings.  Additionally, as part of the business improvement plan to reduce costs and improve processes in future years, initial costs to achieve these savings such as severance and consulting charges were incurred in 2007.  See Note 24.  Increases in 2006 due to higher financing costs were more than offset by the absence of costs incurred in 2005 associated with the integration of the acquisitions of TNP and Twin Oaks.

Altura

The table below summarizes the operating results for Altura:

	Year Ended December 31,		2007/2006
	2007	2006	Change	%
		(In millions)

Total revenues	$65.4	$125.1	$(59.7)	(47.7)
Cost of energy	22.1	38.9	(16.8)	(43.2)
Gross margin	43.3	86.3	(43.0)	(49.8)
Operating expenses	18.6	13.0	5.6	43.1
Depreciation and amortization	7.7	13.1	(5.4)	(41.2)
Operating income	17.0	60.2	(43.2)	(71.8)
Interest income	0.1	0.3	(0.2)	(66.7)
Other income (deductions)	-	-	-	-
Net interest charges	(8.5)	(20.9)	12.4	(59.3)
Earnings before income taxes	8.6	39.6	(31.0)	(78.3)
Income taxes	3.4	15.7	(12.3)	(78.3)
Segment earnings	$5.2	$23.9	$(18.7)	(78.2)

The table below summarizes the significant changes to operating revenues, gross margin, earnings before income taxes, and segment earnings:

	2007/2006 Change				2006/2005 Change
			Earnings				Earnings
			Before				Before
	Total	Gross	Income	Segment	Total	Gross	Income	Segment
	Revenues	Margin	Taxes	Earnings	Revenues	Margin	Taxes	Earnings
				(In millions)

Timing of PNMR ownership	$(57.2)	$(41.4)	$(34.1)	$(20.6)	$125.1	$86.3	$60.5	$36.5
Twin Oaks performance	(2.5)	(1.6)	(5.9)	(3.6)	-	-	-	-
Twin Oaks III impairment	-	-	(3.4)	(2.0)	-	-	-	-
Interest	-	-	12.4	7.5	-	-	(20.9)	(12.6)
Total increase (decrease)	$(59.7)	$(43.0)	$(31.0)	$(18.7)	$125.1	$86.3	$39.6	$23.9

The following table shows Altura operating revenues by type of sale, including intersegment revenues:

	Year Ended December 31,		2007/2006
	2007	2006	Change	%
	(In millions, except customers)

Long-term sales	$ 65.4	$ 125.1	$ (59.7)	(47.7)

The following table shows Altura GWh sales by type:

	Year Ended December 31,		2007/2006
	2007	2006	Change	%
	(Gigawatt hours)

Long-term sales	915.9	1,683.7	(767.8)	(45.6)

Altura's 2006 results include approximately nine months of earnings associated with the Twin Oaks Power facility after its April 18 acquisition, including allocations of corporate costs and interest expense associated with the $480 million bridge loan undertaken to fund the purchase of the plant.

Altura’s 2007 results were lower than 2006 primarily related to the contribution to EnergyCo on June 1, 2007.  Forced outages in the first quarter of 2007 further reduced earnings, in addition to the impairment of the value of developmental rights for the expansion of the plant.  See Note 2.  This decrease was partially offset by reduced interest expense associated with the pay down of a significant portion of the bridge loan in late 2006.

First Choice

The table below summarizes the operating results for First Choice:

	Year Ended December 31,			2007/2006		2006/2005
	2007	2006	2005	Change	%	Change	%
			(In millions)

Total revenues	$ 600.7	$ 584.9	$ 316.3	$ 15.8	2.7	$ 268.6	84.9
Cost of energy	500.8	455.1	243.1	45.7	10.0	212.0	87.2
Gross margin	99.9	129.8	73.3	(29.9)	(23.0)	56.5	77.1
Operating expenses	57.3	66.9	28.4	(9.6)	(14.3)	38.5	135.6
Depreciation and amortization	1.9	2.0	1.1	(0.1)	(5.0)	0.9	81.8
Operating income	40.8	60.8	43.8	(20.0)	(32.9)	17.0	38.8
Interest income	2.1	2.5	1.5	(0.4)	(16.0)	1.0	66.7
Other income (deductions)	(0.1)	(0.4)	(0.1)	0.3	(75.0)	(0.3)	300.0
Net interest charges	(0.8)	(0.8)	(0.9)	-	-	0.1	(11.1)
Earnings before income taxes	42.1	62.1	44.3	(20.0)	(32.2)	17.8	40.2
Income taxes	14.9	22.1	15.8	(7.2)	(32.6)	6.3	39.9
Segment earnings	$ 27.2	$ 40.0	$ 28.5	$ (12.8)	(32.0)	$ 11.5	40.4

The following table summarizes the significant changes to operating revenues, gross margin, earnings before income taxes, and segment earnings:

	2007/2006 Change				2006/2005 Change
			Earnings				Earnings
			Before				Before
	Total	Gross	Income	Segment	Total	Gross	Income	Segment
	Revenues	Margin	Taxes	Earnings	Revenues	Margin	Taxes	Earnings
				(In millions)

Weather	$(9.9)	$(2.5)	$(2.5)	$(1.6)	$(41.5)	$(40.4)	$(40.4)	$(26.3)
Customer growth/usage	21.2	(5.2)	(5.2)	(3.4)	45.6	28.3	28.3	18.4
Retail per-MWh margins	20.0	(9.8)	(6.0)	(3.9)	84.2	36.5	36.5	23.7
Trading margins	(12.9)	(12.9)	(12.9)	(8.4)	3.3	6.3	6.3	4.1
Bad debt expense	-	-	(0.7)	(0.5)	-	-	(10.8)	(7.0)
Operational costs	-	-	6.6	4.3	-	-	(8.4)	(5.5)
Timing of PNMR ownership	-	-	-	-	176.4	25.2	7.2	4.7
Other	(2.6)	0.5	0.7	0.7	0.6	0.6	(0.9)	(0.6)
Total increase (decrease)	$15.8	$(29.9)	$(20.0)	$(12.8)	$268.6	$56.5	$17.8	$11.5

The following table shows First Choice operating revenues by customer class, including intersegment revenues, and actual number of customers:

	Year Ended December 31,			2007/2006		2006/2005
	2007	2006(1)	2005(1)	Change	%	Change	%
			(In millions, except customers)

Residential	$ 390.3	$ 346.0	$ 198.2	$ 44.3	12.8	$ 147.8	74.6
Mass-Market	61.0	81.9	53.1	(20.9)	(25.5)	28.8	54.2
Mid-Market	141.6	129.2	46.6	12.4	9.6	82.6	177.3
Trading gains (losses)	(3.6)	9.3	6.0	(12.9)	(138.7)	3.3	55.0
Other	11.4	18.5	12.4	(7.1)	(38.4)	6.1	49.2
	$ 600.7	$ 584.9	$ 316.3	$ 15.8	2.7	$ 268.6	84.9
Actual customers (thousands) (2,3)	258.4	253.7	219.5	4.7	1.9	34.2	15.6

(1)	The customer class revenues and the customer counts have been reclassified to be consistent with the current year presentation.

(2)	See note above in the TNMP Electric segment discussion about the impact of TECA.

(3)
Due to the competitive nature of First Choice’s business, actual customer count at December 31 is presented in the table above as a more representative business indicator than the average customers that are shown in the table for TNMP customers.

The following table shows First Choice GWh electric sales by customer class:

	Year Ended December 31,			2007/2006		2006/2005
	2007	2006(2)	2005(2)	Change	%	Change	%
			(Gigawatt hours(1))

Residential	2,796.9	2,481.6	1,591.0	315.3	12.7	890.6	56.0
Mass-Market	371.8	549.1	400.8	(177.3)	(32.3)	148.3	37.0
Mid-Market	1,197.3	1,159.2	478.5	38.1	3.3	680.7	142.3
Other	21.1	20.9	29.8	0.2	1.0	(8.9)	(29.9)
	4,387.1	4,210.8	2,500.1	176.3	4.2	1,710.7	68.4

(1)	See note above in the TNMP Electric segment discussion about the impact of TECA.

(2)	The customer class sales have been reclassified to be consistent with current year presentation.

First Choice’s income statement includes results after its June 6, 2005 acquisition by PNMR.  Impacts in 2006 over 2005 levels are primarily attributable to a full year of ownership in 2006.

During 2006 and again in 2007, cooler temperatures resulted in lower sales volumes, revenues, gross margin and segment earnings.  Increased customers in both years increased sales volumes and revenues, but in 2007, changes in the overall customer mix and reduced usage per customer caused a decrease in gross margin and segment earnings.

In 2006, an increase in retail per-MWh margins was driven by increases in competitive and price-to-beat sales prices, partially offset by increased purchased power costs.  In 2007, increases in sales prices were more than offset by increased purchased power prices, resulting in a net decrease to gross margin.

During 2007, a decrease in trading margins from a $9.3 million gain in 2006 to a $3.6 million loss in 2007 resulted in a net $12.9 million decrease to gross margin.  Trading losses in 2007 were driven by market positions related to surplus power supply that decreased in value due to a decrease in market heat rates, largely due to mild weather in the third quarter, along with a decrease in gas prices.  During 2006, trading margins increased from 2005 levels.

During 2006, increases in bad debt expense tied to increased revenues significantly reduced segment earnings.

Operational costs include costs for customer acquisition and service, as well as shared services, employee labor, and pension and benefits. In 2007, increases in these costs were offset by a reduction in incentive-based compensation costs.  In 2006, increases in these costs included increased costs associated with the outsourcing of customer service operations and an increase in incentive-based compensation costs.

Other revenue decreases in 2007 include net unrealized mark-to-market losses on economic activities.

Corporate and Other

	2007/2006 Change				2006/2005 Change
			Earnings				Earnings
			Before	Segment			Before	Segment
	Total	Gross	Income	Earnings	Total	Gross	Income	Earnings
	Revenues	Margin	Taxes	(Loss)	Revenues	Margin	Taxes	(Loss)
				(In millions)

Intercompany eliminations	$49.6	$(0.8)	$-	$-	$(49.1)	$0.7	$-	$-
Business improvement plan	-	-	(6.1)	(3.7)	-	-	-	-
Consulting and legal costs for sale of assets	-	-	(2.9)	(1.7)	-	-	-	-
Equity in earnings of EnergyCo	-	-	7.6	4.6	-	-	-	-
Loss on Altura contribution	-	-	(3.1)	(2.6)	-	-	-	-
EnergyCo formation costs	-	-	0.6	0.4	-	-	(3.4)	(2.1)
Acquisition integration costs	-	-	2.1	1.3	-	-	4.0	2.4
Financing	-	-	(4.8)	(2.9)	-	-	(2.3)	(1.5)
Favorable tax decisions	-	-	8.2	21.0	-	-	-	-
Other	-	0.1	(2.5)	(1.5)	(0.7)	(0.6)	(2.0)	2.8
Total increase (decrease)	$49.6	$(0.7)	$(0.9)	$14.9	$(49.8)	$0.1	$(3.7)	$1.6
The Corporate and Other Segment includes consolidation eliminations of revenue and expense between business segments.  After the acquisition of TNMP on June 6, 2005 until the transfer of TNMP’s New Mexico operations to PNM on January 1, 2007, PNM Electric supplied power to serve TNMP’s New Mexico’s load, which is eliminated in the Consolidated Statements of Earnings for PNMR.  After the transfer of TNMP’s New Mexico operations to PNM on January 1, 2007, this transaction did not occur, reducing the amount of intersegment revenues and costs in the Corporate and Other segment in 2007.  Beginning June 2005, as a result of the acquisition of TNP, the Corporate and Other segment also includes the elimination of transactions between TNMP and FCP related to TNMP’s sale of transmission to FCP.

As part of the business improvement plan to reduce costs and improve processes in future years, initial costs to achieve these savings such as severance and consulting charges were incurred in 2007.  See Note 24.  In addition, consulting and legal costs related to the sale of PNM Gas reduced earnings in 2007.

Results include earnings associated with EnergyCo.  Further explanation of equity in earnings of EnergyCo is shown below.  In 2007, these earnings were partially offset by a loss on the contribution of Altura to EnergyCo and formation costs, which reduced slightly from amounts incurred in 2006.

2006 earnings increased due to the absence of integration costs associated with the acquisitions of TNP and Twin Oaks that were incurred in 2005.

Increased financing charges in 2006 and 2007 resulted from higher short-term borrowings, net of 2005 non-recurring impacts for refinancing costs related to the acquisition of TNP and issuance of equity-linked units.  In 2007, these costs were more than offset by favorable tax decisions regarding previously unrecognized tax benefits,  including a settlement with the IRS that had a $16.0 million non–recurring impact on income taxes. See Note 11.

EnergyCo

The table below summarizes the operating results for EnergyCo:

Year Ended December 31, 2007
(In millions)

Total operating revenues	$224.3
Cost of energy	147.3
Gross margin	77.0
Operating expenses	33.5
Depreciation and amortization	15.6
Operating income	27.9
Other Income	0.6
Net interest charges	(17.9)
Earnings before income taxes	10.6
Income tax on margin	0.4
Net earnings	$10.2

50 percent of net earnings	$5.1
Plus amortization of basis difference in EnergyCo	2.5
PNMR Equity in net earnings of EnergyCo	$7.6

Results of operation for EnergyCo primarily include the earnings from the Altura and Altura Cogen generation stations since the contribution and acquisition of these facilities.  Altura was contributed to EnergyCo on June 1, 2007 and EnergyCo acquired Altura Cogen on August 1, 2007.  Both the generation stations had strong performance during the year, with Altura’s performance relatively flat when compared with the same period in 2006.  EnergyCo also recorded significant start-up costs associated with its formation and the Altura contribution.

Management evaluates the results of operation of EnergyCo on an earnings before interest, income taxes, depreciation, and amortization (“EBITDA”) basis.  In this evaluation of EnergyCo, management also excludes purchase accounting amortization included in gross margin related to contracts and emission allowances that was recorded in accordance with SFAS 141.  SFAS 141 requires that EnergyCo individually value each asset and liability received in the Altura and Altura Cogen transactions and initially record them on its balance sheet at the determined fair value.  For both transactions, this results in a significant amount of amortization for contracts acquired that were out of market and emission allowances, that while acquired from government programs without cost to the plants, have significant market value.  Amortization related to out of market contracts increased the above total operating revenues by $36.4 million.  Amortization for out of market contracts will continue through the expiration of each contract, which is 2010 for Altura and 2021 for Altura Cogen.  In addition, cost of energy includes $2.3 million of amortization related to emission allowances acquired in the transactions.  The amortizations for emission allowances will be recorded as the allowances are used in plant operations, sold or expire.

The contribution of Altura created a basis difference between PNMR’s recorded investment in EnergyCo and 50 percent of EnergyCo’s equity.  The PNMR net earnings impact shown below does not equal 50 percent of the EnergyCo amortization because of this basis difference.  While the portion of the basis difference related to contract amortization will only continue through 2010, other basis differences, including a difference related to emission allowances, will continue to exist through the life of the Altura plant.  Of the basis difference adjustment detailed above, $2.6 million of the basis difference relates to contract amortization, which is offset by $0.1 million related to the other minor basis difference components.

Future amortization for out of market contracts, emission allowances, and the impact on PNMR earnings is as follows:

Impacts on Net Earnings

	Twin Oaks Contract Amortization	Altura Cogen Contract Amortization	EnergyCo Emission Allowance Amortization	PNMR’s 50 percent share of EnergyCo Amortizations	PNMR’s Basis in Amortizations	PNMR Net Earnings Impact

2008	$20.2	$(18.0)	$(6.0)	$(1.9)	$0.5	$(1.4)
2009	12.8	(19.4)	(15.0)	(10.8)	(1.7)	(12.5)
2010	2.7	(16.3)	(12.4)	(13.0)	(2.7)	(15.7)
2011	-	(14.7)	(11.5)	(13.1)	-	(13.1)
2012	-	(9.4)	(10.6)	(10.0)	-	(10.0)
2013 and beyond	-	(60.0)	(100.6)	(80.3)	-	(80.3)
Total	$35.7	$(137.8)	$(156.1)	$(129.1)	$(3.9)	$(133.0)

In the table presented above, emission allowances were assumed to be used, sold or expired in the related vintage year.  Since actual usage, sales and expirations will vary from this assumption, future year’s amortization expense may be different than presented.

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The information concerning PNMR’s cash flows is summarized as follows:

	Year Ended December 31,
				2007/ 2006	2006/ 2005
	2007	2006	2005	Change	Change
	(In millions)

Net cash flows from operating activities	$222.5	$244.4	$210.1	$(21.9)	$34.3
Net cash flows from investing activities	(73.5)	(799.6)	(154.3)	726.1	(645.3)
Net cash flows from financing activities	(254.6)	610.4	(4.8)	(865.0)	615.2
Net change in cash and cash equivalents	$(105.6)	$55.2	$51.0	$(160.8)	$4.2

The changes in PNMR’s cash flows from operating activities reflects higher coal and purchased power costs partially offset by higher customer growth, pricing and an income tax refund at TNMP in 2007. Other significant decreases in cash flow included settlements in 2007 of 2006 TNMP liabilities to REPs related to retail competition in Texas as ordered under TECA, higher incentive based compensation payouts related to accruals for the previous year, and five months of cash flows from Twin Oaks versus nine months in 2006. In 2006, PNMR also benefited from retail load growth, an increase in cash collections of net receivables related to higher than normal gas and market prices at the end of 2005, and twelve months of cash flows at First Choice and TNMP versus seven months in 2005. Increases were partially offset by weaker PVNGS performance, retail electric rate reductions for PNM and TNMP and increased interest payments in 2006 related to higher short-term debt.

The changes in cash flows from investing activities relates primarily to the acquisition of Twin Oaks in 2006, which was initially financed by short-term debt, without a similar event in 2007.  In addition expenditures for utility plant additions increased, including the Luna plant in 2006 and the purchase of assets underlying a portion of PVNGS leased by PNM (See Note 2), expansion of Afton, environmental upgrades at SJGS, and higher purchases of nuclear fuel for PVNGS in 2007.  Outflows in 2007 were partially offset by net cash distributions to PNMR from EnergyCo (See Note 22), and the proceeds from the sales of utility plant.

Cash flows for financing activities in 2006 is driven by increased common stock issuances to fund construction.  In addition, short-term debt increased in 2006 for financing the acquisition of Twin Oaks, which was repaid in 2006 and 2007.  Short-term borrowings were utilized in both 2006 and 2007 to fund construction expenditures.  Cash flows from financing activities in 2007 were also driven by the redemption of long-term debt by TNMP partially offset by the issuance of PCRBs by PNM.

Capital Requirements

Total capital requirements consist of construction expenditures and cash dividend requirements for both common and preferred stock.  The main focus of PNMR’s current construction program is upgrading generation resources, including pollution control equipment, upgrading and expanding the electric transmission and distribution systems, and purchasing nuclear fuel.  Projections for total capital requirements for 2008 are $454.7 million, including construction expenditures of $379.2 million.  Total capital requirements for the years 2008-2012 are projected to be $2,017.7 million, including construction expenditures of $1,689.1 million.  See Commitments and Contractual Obligations below.  This projection includes $84.3 million for the SJGS environmental project to install low NOX combustion control and mercury reduction technologies, as well as equipment to increase SO2 controls.  These amounts do not include forecasted construction expenditures of EnergyCo.  These estimates are under continuing review and subject to on-going adjustment, as well as to Board review and approval.

During the year ended December 31, 2007, PNMR utilized cash generated from operations and cash on hand, as well as its liquidity arrangements and distributions from EnergyCo, to meet its capital requirements and construction expenditures.

As discussed in Note 22, PNMR received cash distributions from EnergyCo aggregating $362.3 million during 2007.  EnergyCo also purchased an electric generating plant in August 2007 for $477.9 million, after working capital adjustments, for which PNMR and ECJV each made cash contributions to EnergyCo of $42.5 million.  In addition, EnergyCo has announced an agreement for the co-development of an additional generating unit for which its share of the construction costs is anticipated to be approximately $215 million, including financing costs.  PNMR currently anticipates that the remaining amounts of financing for these EnergyCo projects will be obtained from EnergyCo’s credit facility.  To the extent EnergyCo’s credit facility should be insufficient to finance the current projects, PNMR and ECJV may, at their option, provide additional funds to EnergyCo.  Likewise, if EnergyCo undertakes additional projects, which require funds that would exceed the capacity of its current credit facility and EnergyCo is unable to obtain additional financing capabilities, PNMR and ECJV may be asked to provide additional funding, but such funding would be at the option of PNMR and ECJV.  PNMR is unable to predict if additional funding will be required or, if required, the amount or timing of additional funds that would be provided to EnergyCo.

On April 18, 2006, PNMR borrowed $480.0 million under a bridge loan facility for temporary financing of the Twin Oaks acquisition.  PNMR repaid $230.5 million of the bridge loan prior to December 31, 2006 and repaid the balance of $249.5 million at its maturity on April 17, 2007.  As discussed in Note 6, TNMP redeemed $100 million of its senior unsecured notes using funds from PNMR.  In addition, PNMR received $12.1 million from draws under the $20.0 million of PCRBs issued by the City of Farmington, New Mexico during the year ended December 31, 2007.

PNMR and PNM had an aggregate of $23.8 million of commercial paper outstanding and $607.0 million of borrowings under revolving credit facilities as of February 18, 2008.  PNMR, including its subsidiaries, also has $616.6 million in senior unsecured notes and $347.3 million in equity-linked units (which include a debt component) that will come due through 2012, of which $448.9 million in unsecured notes is due in 2008.

PNMR’s equity-linked units contain mandatory obligations under which the holders are required to purchase $347.3 million of PNMR equity securities in 2008.  The equity-linked units also provide that, prior to settlement of those purchase obligations, the debt component of the equity-linked units, which is scheduled to mature in 2010, will be remarketed.  If the remarketing is successful, the debt may be extended to dates selected by PNMR, within specified limits, and the interest rates will be adjusted to the current rates at that date.  If the remarketing of the debt is not successful, the holders of the equity-linked units may satisfy their obligations to purchase PNMR equity securities by tendering the debt to PNMR.  The effect of these terms is that, if the remarketing is successful, PNMR would receive $347.3 million in cash for its equity securities and the debt would continue to mature in 2010 or such later date selected by PNMR in the remarketing.  If the remarketing is not successful, the issuance of PNMR equity securities would offset the retirement of the debt without requiring payment in cash by PNMR.  Although there can be no assurance, PNMR expects the remarketing of the debt will be successful.

As discussed in Note 2, on January 12, 2008, PNM reached a definitive agreement to sell its natural gas operations, which comprise the PNM Gas segment, for $620 million in cash. In a separate transaction that is conditioned upon the sale of the natural gas operations, PNMR will acquire the Texas electric distribution and transmission business of the purchaser of the gas operations for $202.5 million in cash.  PNMR expects to use the net proceeds of these transactions to retire debt, fund future electric capital expenditures and for other corporate purposes.

In addition to cash anticipated to be received from the equity-linked units, the transactions described above and its internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt, and/or new equity in order to fund its capital requirements and the repayment of senior unsecured notes during the 2008-2012 period.  To the extent the cash anticipated to be received from the equity-linked units is not received, the need for new financing will be increased.

At December 31, 2007, the Company had short-term debt outstanding of $665.9 million.  In addition, the Company has scheduled maturities of long-term debt aggregating $450.8 million in 2008.  the Company is exploring financial alternatives to meet these obligations.  The Company currently believes that its internal cash generation, credit arrangements, and access to capital markets will provide sufficient resources to meet the Company’s capital requirements and retire or refinance its senior unsecured notes at maturity.  To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements.

On February 26, 2008, the Board of Directors of TNMP authorized TNMP to enter into a proposed $150 million short-term bank loan agreement with two banks.  The terms of the bank loan are subject to final negotiation and execution of a loan agreement.   TNMP intends to use the proceeds of the bank loan to redeem the remaining $148.9 million of its 6.125% senior unsecured notes prior to the maturity date of June 1, 2008.  TNMP plans to ultimately replace the $150 million short-term bank loan by issuing long-term debt in the form of additional senior unsecured notes.

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

A summary of these arrangements as of February 18, 2008 is as follows:

	PNM	PNMR	PNMR
	Separate	Separate	Consolidated
		(In millions)

Financing Capacity:
Revolving credit facility	$400.0	$600.0	$1,000.0
Local lines of credit	13.5	15.0	28.5
Total financing capacity	$413.5	$615.0	$1,028.5

Commercial paper program maximum	$300.0	$400.0	$700.0

Amounts outstanding as of February 18, 2008:
Commercial paper program	$-	$23.8	$23.8
Revolving credit facility	280.0	327.0	607.0
Local lines of credit	-	-	-
Total short-term debt outstanding	280.0	350.8	630.8

Letters of credit	3.1	39.2	42.3

Total short term-debt and letters of credit	$283.1	$390.0	$673.1

Remaining availability as of February 18, 2008	$130.4	$225.0	$355.4

The remaining availability under the revolving credit facilities varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.  Between January 1, 2008 and February 18, 2008, availability averaged $242.1 million under the PNMR Facility and $95.7 million under the PNM Facility.  During the same period, cash balances averaged $0.7 million at PNMR (parent company only) and $23.0 million at PNM .

PNMR has a universal shelf registration statement filed with the SEC for the issuance of debt securities and equity securities, preferred stock, purchase contracts, purchase contract units and warrants.  As of December 31, 2007, PNMR had approximately $400.0 million of remaining unissued securities under this universal shelf registration statement.  In addition, in August 2006, PNMR filed a new shelf registration statement with the SEC for equity securities.  This new registration statement can be amended at any time to include additional securities of PNMR.  As a result, this new shelf registration statement has unlimited availability, subject to certain restrictions and limitations.

Pursuant to the terms of the PNM Direct Plan, PNMR began offering new shares of PNMR common stock through the plan beginning June 1, 2006.  In August 2006, PNMR entered into an equity distribution agreement to offer and sell up to 8.0 million shares of PNMR common stock from time to time.  The agreement provides that PNMR will not sell more shares than needed for the aggregate gross proceeds from such sales to reach $200.0 million.  Through December 31, 2007, PNMR had sold a combined total of 2.1 million shares of its common stock through the PNMR Direct Plan and the equity distribution agreement for net proceeds of $58.5 million.  PNMR has no current plans to use its equity distribution agreement.

PNM has a universal shelf registration statement filed with the SEC for the issuance of debt securities, equity securities, preferred stock, purchase contracts, purchase contract units and warrants.  As of December 31, 2007, PNM had approximately $200.0 million of remaining unissued securities registered under this shelf registration statement.

Information concerning PNMR’s common stock, dividends, and recent financing activities is contained in Note 5 and Note 6.

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

In April 2007, Moody’s changed the credit outlook of PNMR, PNM, and TNMP to negative from stable.  In December 2007, S&P downgraded the ratings of the long-term securities of PNMR, PNM, and TNMP, maintained the rating on short-term securities, and changed the outlook to stable from negative.  In January 2008, Moody’s placed PNMR, PNM, and TNMP on review for possible downgrade.  The ratings action by S&P has increased short-term borrowing costs for PNMR and PNM and could increase long-term borrowing costs for PNMR and PNM.  As of December 31, 2007, ratings on the Company’s securities were as follows:

	PNMR	PNM	TNMP

S&P
Senior unsecured notes	BB+	BBB-	BBB-
Commercial paper	A3	A3	*
Preferred stock	*	BB	*
Moody’s
Senior unsecured notes	Baa3	Baa2	Baa3
Commercial paper	P3	P2	*
Preferred stock	*	Ba1	*

*  Not applicable

Investors are cautioned that a security rating is not a recommendation to buy, sell or hold securities, that it is subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

Off-Balance Sheet Arrangements

PNMR’s off-balance sheet arrangements include PNM’s operating lease obligations for PVNGS Units 1 and 2, the EIP transmission line and the entire output of Delta, a 132 MW gas-fired generating plant.

In 1985 and 1986, PNM consummated sale and leaseback transactions for its interest in PVNGS Units 1 and 2. The original purpose of the sale-leaseback financing was to lower revenue requirements and to levelize the ratemaking impact of PVNGS being placed in-service.  The lease payments reflected lower capital costs as the equity investors were able to capitalize the investment with greater leverage than PNM and because the sale transferred tax benefits that PNM could not fully utilize.  Under traditional ratemaking, the capital costs of ownership of a major rate base addition, such as a nuclear plant, are front-end loaded.  The revenue requirements are high in the initial years and decline over the life of the plant as depreciation occurs.  On the other hand, the lease payments are level over the lease term.

Additionally, in 1996, PNM entered into an operating lease agreement for the rights to all the output of the Delta generating plant for 20 years.  The gas turbine generating unit is operated by Delta, which is a variable interest entity.  See Note 9.  The plant is mainly used as a peaking plant to meet peak load requirements.

These arrangements help ensure PNM the availability of lower-cost generation needed to serve customers.

For reasons similar to the above, PNM built and sold the EIP Transmission Line in sale and leaseback transactions in 1985.  The EIP line is 216 miles long and runs from near Albuquerque to the Texas-New Mexico border.  It is a 345kv line with a capacity of 200 MW and is one of two interconnections in New Mexico linking the Western regional electrical grid with the West Texas grid.  PNM currently owns 60% and operates 40% of the EIP line under the terms of a lease agreement extending into 2015 with renewal and a fair market value purchase option.

In addition to operating costs, PNM is required to make payments under these leases as follows:

			Delta
	PVNGS		Person
	Units 1&2	EIP	PPA	Total
2008	$18,586	$714	$5,956	$25,256
2009	16,434	136	5,956	22,526
2010	15,249	204	5,956	21,409
2011	16,071	152	5,956	22,179
2012	27,853	582	5,956	34,391
Thereafter	90,536	7,112	45,164	142,812
Total	$184,729	$8,900	$74,944	$268,573

See Sources of Power and Note 7 for additional information.

As described in Note 6, in 2005 PNMR issued both public and private equity-linked units.   Each of the units consists of a debt component and a purchase contract for PNMR’s equity securities.  The purchase contracts are forward transactions in the equity securities of PNMR that are not considered derivatives.  PNMR recorded liabilities for the present value of the contractual payments it is required to make under the forwards.  At December 31, 2007, the remaining liability is $4.0 million.  The equity-linked units provided capital infusion at the date of their sale and are anticipated to provide additional capital upon settlement of the forward contracts.

Commitments and Contractual Obligations

The following table sets forth PNMR’s long-term contractual obligations as of December 31, 2007. See also Note 7 for further details about the Company’s significant leases, including those for PNM and TNMP:

	Payments Due
				2013 and
Contractual Obligations	2008	2009 -2010	2011 - 2012	Thereafter	Total
	(In thousands)

Long-term debt (a) (e)	$450,826	519,069	$7,170	$705,870	$1,682,935
Interest on long-term debt (b) (e)	87,540	116,280	83,802	452,020	739,642
Equity-linked units forward contracts	3,960	-	-	-	3,960
Interest on forward contracts	43	-	-	-	43
Operating leases (f)	35,114	58,224	63,905	142,345	299,588
PPAs (f)	52,911	115,319	90,222	433,067	691,519
Coal contracts (c)	53,336	110,756	117,485	295,679	577,256
Customer care outsourcing	17,811	35,439	34,986	52,479	140,715
Retiree medical	994,530	1,989,060	1,989,060	-	4,972,650
Other purchase obligations (d)	379,200	681,100	628,800	-	1,689,100

Total (g)	$2,075,271	$3,625,247	$3,015,430	$2,081,460	$10,797,408

(a)	Represents total long-term debt excluding unamortized discount of $0.3 million.
(b)	Represents annual interest expense.
(c)	Represents only certain minimum payments that may be required under the coal contracts if no deliveries are made.
(d)
Represents forecasted capital expenditures, under which substantial commitments have been made. The Company only forecasts capital expenditures for the next five years. Budgeted construction expenditures for PNM Gas, which is anticipated to be sold near the end of 2008, are included in the 2008 amount above, but budgeted expenditures for 2009 to 2012 totaling $147.7 million are not included.  Similarly, budgeted construction expenditures for CRHC, which is anticipated to be acquired near the end of 2008, totaling $54.8 million are included in the 2009 to 2012 amounts above, but no amounts are included for 2008.

(e)	Long-term debt and interest do not reflect any adjustments for the anticipated remarketing of the senior notes included in the equity-linked units (See Note 6).
(f)
Operating leases includes $3.2 million for the Tri-State Pyramid Unit 4 contract, which is classified as an operating lease, and $104.0 million for the Tri-State Springerville PPA, both of which are under contract to be sold.

(g)
PNMR is unable to reasonably estimate the timing of FIN 48 liability and interest payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.  Therefore, PNMR’s FIN 48 liability of $18.6 million and FIN 48 interest payable of $2.4 million are not reflected in this table.

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

The PNMR Facility and the PNM Facility contain “ratings triggers,” for pricing purposes only.  If PNMR or PNM is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost, respectively.  In addition, these facilities contain contingent requirements that require PNMR and PNM to maintain debt-to-capital ratios, including the present value of payments under the PVNGS and EIP leases as debt, of less than 65%.  If the such ratio were to exceed 65%, the entity could be required to repay all borrowings under its facility, be prevented from drawing on the unused capacity under the facility, and be required to provide security for all outstanding letters of credit issued under the facility.

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

PNM's standard purchase agreement for the procurement of gas for its retail customers and fuel needs contains a contingent requirement that could require PNM to provide security for its gas purchase obligations if the seller were to reasonably believe that PNM was unable to fulfill its payment obligations under the agreement.

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

Additionally, both PNM and FCP utilize standard derivative contracts to financially hedge and trade energy. These agreements contain contingent requirements that could require PNM or PNMR to provide security if its debt were to fall below investment grade rating.

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

	December 31,
PNMR	2007	2006

Common equity	50.0%	49.0%
Preferred stock of subsidiary	0.3%	0.3%
Long-term debt	49.7%	50.7%
Total capitalization	100.0%	100.0%

PNM

Common equity	57.8%	54.4%
Preferred stock	0.5%	0.5%
Long-term debt	41.7%	45.1%
Total capitalization	100.0%	100.0%

TNMP

Common equity	57.8%	55.0%
Long-term debt	42.2%	45.0%
Total capitalization	100.0%	100.0%

OTHER ISSUES FACING THE COMPANY

Climate Change Issues

Climate change increasingly is a concern for the energy industry.  Although there continues to be significant debate around the issue, scientific evidence suggests that the emission of so-called greenhouse gases (particularly CO2) from fossil fuel-fired generation facilities is a contributing factor.  The Company is a founding member of the United States Climate Action Partnership (“USCAP”), a group of businesses and leading environmental organizations calling on the federal government to quickly enact strong national legislation to require significant reductions of greenhouse gas emissions.  USCAP has issued a landmark set of principles and recommendations to underscore the urgent need for a policy framework on climate change.  The Company intends to continue working with this group and with others in order to best address this challenging issue.

The Company believes that future governmental legislation applicable to the Company’s operations will limit emissions of greenhouse gases, although at this point the Company cannot predict with any level of certainty what form such future legislation will take or when they will become effective.  There have been a number of bills introduced in Congress dealing with climate change and committees in both the House and Senate are conducting hearings to consider various approaches to deal with the issue.  Approaches under consideration include limitations on the amount of greenhouse gases that can be emitted (so called “caps”) together with systems of trading permitted emissions capacities.  Such a system could require the Company to reduce emissions, although current technology is not available for efficient reduction.  Emissions also could be taxed independently of limits.  Although the Company cannot predict what form legislation may ultimately take, it is likely that the Company will incur substantial costs in order to comply, assuming that technology is available.

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

On February 26, 2007 five western states (Arizona, California, New Mexico, Oregon and Washington) entered into an accord, called the Western Regional Climate Action Initiative (the “Initiative”), to reduce greenhouse gas emissions from automobiles and certain industries, including utilities.  Since then, Utah, British Columbia and Manitoba have joined the Initiative.  The Initiative requires the states and provinces signing the accord to work together to set a regional emissions goal within nine months and develop a specific plan to meet the goal within eighteen months.  In August 2007 the Initiative signors announced a regional greenhouse gas reduction goal of 15% below 2005 levels by 2020 for the participating states and provinces.  The Company is monitoring the impact of this Initiative.

The Company expects the regulation of greenhouse gas emissions to have a material impact on its operations, but it is premature to attempt to quantify the possible costs of these impacts.

Other Matters

See Notes 16, 17 and 18 for a discussion of commitments and contingencies, rate and regulatory matters and environmental issues facing the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to apply accounting policies and to make estimates and judgments that best provide the framework to report the results of operations and financial position for PNMR, PNM and TNMP.   As a result, there exists the likelihood that materially different amounts would be reported under different conditions or using different assumptions. Management has identified the following accounting policies that it deems critical to the portrayal of the financial condition and results of operations and that involve significant subjectivity.  The following discussion provides information on the processes utilized by Management in making judgments and assumptions as they apply to its critical accounting policies.

Unbilled Revenues

As discussed in Note 1, the Company's subsidiaries record unbilled revenues representing management's assessment of the estimated amount customers will be billed for services rendered between the meter-reading dates in a particular month and the end of that month. Management estimates unbilled revenues based on sales recorded in the billing system, taking into account weather impacts. The method is consistent with the approach to normalization employed for rate case billing determinants and the load forecast. To the extent the estimated amount differs from the amount subsequently billed, revenues will be affected. Unbilled revenues are separately reported on the Consolidated Balance Sheets of PNMR, PNM and TNMP.

Regulatory Accounting

The Company is subject to the provisions of SFAS 71, as discussed in Note 1. Accordingly, the Company's utility subsidiaries, PNM and TNMP, have recorded assets and liabilities on the Consolidated Balance Sheets resulting from the effects of the ratemaking process, which would not be recorded under GAAP for non-regulated entities.  The Company's continued ability to meet the criteria for application of SFAS 71 may be affected in the future by competitive forces and restructuring in the electric industry. In the event that SFAS 71 no longer applies to all or a separable portion of the Company's operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism is provided.

The Company evaluates whether or not recovery of our regulatory assets through future rates is probable and make various assumptions in our analyses. The expectations of future recovery are generally based on orders issued by regulatory commissions or historical experience, as well as discussions with applicable regulatory authorities.  If future recovery of these costs ceases to be probable, the utility would be required to record a charge in current period earnings for the portion of the costs that were not recoverable.

Impairments

Tangible long-lived assets and amortized intangible assets are evaluated for impairment when events and circumstances indicate that the assets might be impaired in accordance with SFAS 144.  These potential impairment indicators include management's assessment of fluctuating market conditions as a result of industry deregulation; planned and scheduled customer purchase commitments; future market penetration; fluctuating market prices resulting from factors including changing fuel costs and other economic conditions; weather patterns; and other market trends. The amount of impairment recognized is the difference between the fair value of the asset and the carrying value of the asset and would reduce both the asset and current period earnings.

Goodwill and unamortized intangible assets are evaluated for impairment at least annually, or more frequently if events and circumstances indicate that the goodwill and intangible assets might be impaired. Amortized other intangible assets are evaluated for impairment in accordance with SFAS 144 when events and circumstances indicate that the assets might be impaired.

Variations in the assessment of potential impairment or in the assumptions used to calculate an impairment could result in different outcomes which could invariably, lead to significant effects on the consolidated financial statements.

Decommissioning Costs

Accounting for decommissioning costs for nuclear and fossil-fuel generation involves significant estimates related to costs to be incurred many years in the future after plant closure. Changes in these estimates could significantly impact PNMR's and PNM's financial position, results of operations and cash flows. PNM owns and leases nuclear and fossil-fuel generation facilities that are within and outside of its retail service areas. In accordance with SFAS 143, PNM is only required to recognize and measure decommissioning liabilities for tangible long-lived assets for which a legal obligation exists. Adoption of SFAS 143 changed the method of accounting for both nuclear generation decommissioning and fossil-fuel generation decommissioning. Nuclear decommissioning costs are based on site-specific estimates of the costs for removing all radioactive and other structures at the site. PVNGS Unit 3 is excluded from PNM's retail rates while PVNGS Units 1 and 2 are included. PNM collects a provision for ultimate decommissioning of PVNGS Units 1 and 2 in its rates and recognizes a corresponding expense and liability for these amounts. PNM believes that it will continue to be able to collect in rates for its legal asset retirement obligations for nuclear generation activities included in the ratemaking process.  Asset retirement obligations and nuclear decommissioning costs are discussed in Note 15.

Derivatives

The Company follows the provisions set forth under SFAS 133. SFAS 133 establishes accounting and reporting standards requiring derivative instruments to be recorded in the balance sheet as either an asset or liability measured at their fair value. SFAS 133 also requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting or normal purchase and sale criteria are met. Special accounting for qualifying hedges requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. These rules allow derivative gains and losses for fair-value hedges to offset related results on the hedged item in the statement of earnings.  SFAS 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the period during which the hedged forecasted transaction affects earnings. The results of hedge ineffectiveness and the change in fair value associated with certain components of a derivative that an entity has chosen to exclude from hedge effectiveness are required to be presented in current earnings.

Pension and Other Postretirement Benefits

PNMR and its subsidiaries maintain qualified defined benefit pension plans, postretirement benefit plans providing medical and dental benefits, and executive retirement programs. The net periodic benefit income (cost) and the calculation of the projected benefit obligations are both recognized in the Company’s financials statements and depend on investment performance, the level of contributions made to the plans, and employee demographics. They both require the use of a number of actuarial assumptions and estimates.  The most critical of the actuarial assumption are the expected long-term rate of return, the discount rate, and projected health care cost trend rates.  The Company reviews and evaluates its actuarial assumptions annually and adjusts them as necessary.

In developing the expected long-term rate of return assumption, the Company reviews of asset class return expectations and performance, long-term inflation assumptions, and asset return assumption surveys. As a result of this information, the long-term rate was adjusted downward slightly at December 31, 2007 from the prior year to reflect the slight decline in market performance. The discount rate that the Company utilizes for determining future pension and postretirement obligations is based on a review of long-term high-grade bonds, actuarial input regarding bonds with cash flows matching the expected payments to be made under the plans, and management's expectations. As a result of this review, the Company adjusted the discount rate for the PNM Plans and TNMP Plans upward at December 31, 2007 from the previous year to reflect higher bond yields. The Company reviews actual health cost trends and actuarial input including projected future medical trends and medical trend surveys in establishing health care cost trend rates.  Based on this review, the initial trend year was established at December 31, 2006 at a 10% increase in health care costs and declines yearly until it reaches 5% annual increase in health care costs.  This trend was reviewed and set at 9% on December 31, 2007 following the pattern established.

Note 12 contains further details about the effects of current year assumptions and actual experience as well as other information regarding sensitivities and asset allocations.

Accounting for Contingencies

The financial results of the Company may be affected by judgments and estimates related to loss contingencies.  A significant contingency the Company accounts for is the loss associated with uncollectible trade accounts receivable.  The determination of bad debt expense is based on factors such as historical write-off experience, aging of accounts receivable balances, regulatory rulings and general economic conditions and customer behavior.

Contingencies related to litigation also require the use of significant judgment and estimation.  The Company attempts to take into account all know factors when determining the proper accrual, however the actual outcomes can vary from the amount accrued.

Income Taxes

The Company’s income tax expense and related balance sheet amounts involve significant judgment and use of estimates.  Amount of deferred income tax assets and liabilities, as well as current and noncurrent accruals, involve judgment and estimates related to timing and probability of the recognition of income and deductions by taxing authorities.  In addition, some temporary differences are accorded flow-through treatment by the Company’s regulators and impact the Company’s effective tax rate.  In assessing the likelihood of the realization of deferred tax assets, management considers the estimated amount and character of future taxable income.  Actual income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, the Company’s forecasted financial condition and results of operations in future periods, as well as the final review from taxing authorities.

Market Risk

See Item 7A. Quantitative and Qualitative Disclosure About Market Risk for discussion regarding the Company's accounting policies and sensitivity analysis for the Company's financial instruments and derivative energy and other derivative contracts.

MD&A FOR PNM

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

PNM’s continuing operations are presented in the PNM Electric segment and is identical to the segment presented above in Results of Operations for PNMR.  PNM’s discontinued operations are presented in the PNM Gas segment, which is identical to the total earnings from discontinued operations, net of income taxes, shown on the Consolidated Statements of Earnings for both PNM and PNMR.  See Note 23

The effective tax rate for continuing operations was 32.42% in 2007, 35.21% in 2006 and 29.26% in 2005.  The effective tax rate for PNM Gas discontinued operations was 40.12% in 2007, 39.63% in 2006 and 39.72% in 2005.

MD&A FOR TNMP

RESULTS OF OPERATIONS

TNMP operates in one reportable segment, TNMP Electric, as presented above in Results of Operations for PNMR.  However, results presented in TNMP Electric only include post-acquisition amounts after June 5, 2005 and do not include pre-acquisition amounts from January 1 through June 5, 2005.  See Note 2.  Additionally, effective January 1, 2007 TNMP’s New Mexico operations were transferred to PNM Electric and are reported as discontinued operations in TNMP’s Consolidated Statement of Earnings for 2005 and 2006.  These operations are not presented as discontinued in PNMR segment presentation.

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006
and
YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

The table below summarizes the significant changes to operating revenues, gross margin, earnings before income taxes, and net earnings:

	2007/2006 Change				2006/2005 Change
			Earnings				Earnings
			Before				Before
	Total	Gross	Income	Net	Total	Gross	Income	Net
	Revenues	Margin	Taxes	Earnings	Revenues	Margin	Taxes	Earnings
		(In millions)				(In millions)

Retail growth	$4.1	$4.1	$4.1	$2.7	$0.9	$0.9	$0.9	$0.6
Rate decrease/synergy savings	-	-	1.5	1.0	(2.4)	(2.4)	(3.9)	(2.5)
PUCT order	16.4	16.4	3.9	2.5	1.5	1.5	5.4	3.5
Rate case expenses	-	-	-	-	-	-	4.4	2.9
Operational costs	-	-	(1.7)	(1.1)	-	-	(11.4)	(7.4)
Debt reduction	-	-	3.0	2.0	-	-	0.4	0.2
Discontinued operations	-	-	-	(3.6)	-	-	-	(7.3)
Other	2.0	0.1	0.4	(0.8)	1.9	(0.7)	(3.1)	(1.0)
Total increase (decrease)	$22.5	$20.6	$11.2	$2.7	$1.9	$(0.7)	$(7.3)	$(11.0)

In 2007, a 1.4% increase in the average customer count, higher per-customer usage and colder temperatures early in the year were partially offset by milder temperatures during the cooling season.   In 2006, a 2.0% increase in the average customer count was mostly offset by reduced usage from milder temperatures.

2006 earnings were reduced by a full year of decreased rates in conjunction with the acquisition beginning in May 2005, in addition to synergy savings credits to customers beginning in July 2005.  The return of synergy savings credits to customers ended in June 2007, resulting in an increase to net earnings in 2007 when compared to 2006.

The PUCT issued a signed order on November 2, 2006 related to the stranded costs incurred by TNMP as part of the deregulation of the Texas energy market and the associated carrying charges. This PUCT order resulted in a net increase to revenues, partially offset by increased amortization expenses.  In 2006, carrying charges associated with the stranded costs increased $4.1 million to a total of $7.0 million of income in 2006 that did not recur in 2007, as charges began to be collected in December 2006.  Also in 2006, costs were decreased by the deferral of $5.0 million of rate case expenses that are also being collected through the PUCT order.

Operational costs include expenses for materials and supplies, self-insurance and depreciation as well as shared services, employee labor, and pension and benefit costs.  In 2007, increases in these costs were partially offset by reductions in incentive-based and stock-based compensation costs and a decrease in property taxes.  In 2006, these costs increased primarily due to a full year of shared services costs after the acquisition by PNMR on June 6, 2005.

A reduction of long-term debt in 2007 resulted in decreased interest expenses.

Earnings from discontinued operations decreased from 2007 to 2006 due to the transfer of these operations to PNM effective January 1, 2007.  Earnings from discontinued operations decreased during 2006 primarily due to the reduction in rates effective January 2006 related to the acquisition and a full year of shared services costs.

Other changes in 2007 include an increase in transmission sales prices regulated by the PUCT, which was more than offset by an increase in purchase prices to other transmission providers.  In 2006, the increase in transmission purchase prices more than offset the increase in sales prices, resulting in a net decrease to margin.  Additionally in 2006, interest expenses increased related to a customer clawback.  In 2007, TNMP incurred severance and consulting costs related to PNMR’s business improvement plan.

The effective tax rate for TNMP continuing operations was 36.64% in 2007, 32.32% in 2006 and 35.46% in 2005.  The increased rate in 2007 reflects the addition of the Texas margin tax to income tax rates in 2007.  Prior to 2007, Texas had a franchise tax that was included in operating expenses.  The effective tax rate for TNMP discontinued operations was 30.18% in 2006 and 35.67% in 2005.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

PNMR controls the scope of its various forms of risk through a comprehensive set of policies and procedures and oversight by senior level management and the Board.  The Board’s Finance Committee sets the risk limit parameters.  The RMC comprises corporate and business segment officers and other managers and oversees all of the risk management activities, which include commodity price, credit, equity, interest rate and business risks.  The RMC has oversight for the ongoing evaluation of the adequacy of the risk control organization and policies.  PNMR has a risk control organization, headed by an Executive Director of Financial Risk Management, which is assigned responsibility for establishing and enforcing the policies, procedures and limits and evaluating the risks inherent in proposed transactions, on an enterprise-wide basis.

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

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, the Company accounts for its various derivative instruments for the purchase and sale of energy differently based on the Company’s intent.  Energy contracts that meet the definition of a derivative under SFAS 133 and do not qualify for the normal sales and purchases exception are recorded on the balance sheet at fair value at each period end.  The changes in fair value are recognized in earnings unless specific hedge accounting criteria are met. Should an energy transaction qualify as a cash-flow hedge under SFAS 133, fair value changes are recognized on the balance sheet with a corresponding entry in other comprehensive income to the extent effective.  Amounts included in OCI are reclassified into results of operations when the hedge transaction settles.  Derivatives that meet the normal sales and purchases exception within SFAS 133 are not marked to market but rather recorded in results of operations when the underlying transaction effects earnings.  The contracts recorded at fair value that do not qualify for hedge accounting are classified as trading transactions or economic hedges.  Trading transactions are defined as derivative instruments used to take advantage of existing market opportunities. Economic hedges are defined as derivative instruments, including long-term power agreements, used to hedge generation assets and purchase power costs.

GAAP defines fair value as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.  Fair value is based on current market quotes as available and are supplemented by modeling techniques and assumptions made by the Company to the extent quoted market prices or volatilities are not available.  Generally, market data to value these instruments is available for up to five years for gas swaps and electricity contracts and up to 18 months for options.  The remaining periods are referred to as the illiquid period and are valued using internally developed pricing data.  The Company regularly assesses the validity and availability of pricing data for the illiquid period of its derivative transactions.  Although management uses its best judgment in estimating the fair value of these instruments, there are inherent limitations in any estimation technique.

The Company has entered into a limited number of derivative energy contracts with terms that extend through 15 years.  Observable market data is not available for the illiquid period of these contracts.  In the third quarter of 2007, the Company refined the modeling technique used to value the impacts of the illiquid periods and the utilization of net present value in fair valuing its portfolio.  In the second quarter of 2007, PNM implemented new market price curve models and assumptions.  The cumulative effect of these changes in valuation is accounted for as a change in accounting estimate under SFAS 154.  The effect of the change in estimate was a decrease to net earnings for PNMR and PNM of $2.5 million for the year ended December 31, 2007, which is $0.03 per diluted share for PNMR.  See Note 8 for information regarding contracts that are proposed to be sold.

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

PNM’s operations are managed primarily through a net asset-backed marketing strategy, whereby PNM’s aggregate net open forward contract position is covered by its forecasted excess generation capabilities.  PNM is exposed to market risk if its generation capabilities were to be disrupted or if its retail load requirements were to be greater than anticipated.  If PNM were required to cover all or a portion of its net open contract position as a result of the aforementioned unexpected situations, it would have to meet its commitments through market purchases.  As such, PNM is exposed to risks related to fluctuations in the market price of energy that could impact the sales price or purchase price of energy.  In addition, PNM operations utilize trading transactions to take advantage of opportunities that present themselves in the ordinary course of business.  These positions are subject to market risk that is not mitigated by PNM’s generation capabilities.

First Choice is responsible for energy supply related to the sale of electricity to retail customers in Texas.  TECA contains no provisions for the specific recovery of fuel and purchased power costs.  First Choice operates within a competitive marketplace.  The rates charged to new customers acquired by First Choice outside of TNMP’s service territory are not regulated by the PUCT, but are negotiated with each customer.  As a result, changes in fuel and purchased power costs will affect First Choice’s operating results.  First Choice is exposed to market risk to the extent that its retail rates or cost of supply fluctuates with market prices.  Additionally, fluctuations in First Choice retail load requirements greater than anticipated may subject First Choice to market risk.  First Choice’s basic strategy is to minimize its exposure to fluctuations in market energy prices by matching fixed price sales contracts with fixed price supply. First Choice also enters into proprietary trading contracts with the sole purpose of generating gross margins through capturing market dislocations.  Various derivative instruments are utilized to achieve this.  These transactions do not specifically hedge exposure or manage price risk associated with retail load obligation. Trading positions are subject to market risk that is not mitigated by First Choice's retail operations.

PNMR

The following table shows the net fair value of mark-to-market energy contracts (which do not include cash-flow hedges)  included in PNMR’s Consolidated Balance Sheet.  See Note 8 for additional information.

	December 31, 2007
	(In thousands)
	Trading	Economic Hedges	Total
Mark-to-market energy contracts:
Current asset	$32,451	$15,060	$47,511
Long-term asset	8,335	37,359	45,694
Total mark-to-market assets	40,786	52,419	93,205
Current liability	(34,753)	(17,991)	(52,744)
Long-term liability	(7,610)	(47,564)	(55,174)
Total mark-to-market liabilities	(42,363)	(65,555)	(107,918)

Net fair value of mark-to-market energy contracts	$(1,577)	$(13,136)	$(14,713)

	December 31, 2006
	(In thousands)
	Trading	Economic Hedges	Total
Mark-to-market energy contracts:
Current asset	$22,442	$21,238	$43,680
Long-term asset	391	10,591	10,982
Total mark-to-market assets	22,833	31,829	54,662
Current liability	(21,425)	(20,595)	(42,020)
Long-term liability	(482)	(8,694)	(9,176)
Total mark-to-market liabilities	(21,907)	(29,289)	(51,196)

Net fair value of mark-to-market energy contracts	$926	$2,540	$3,466

The mark-to-market energy transactions represent net liabilities at December 31, 2007 and net assets at December 31, 2006 after netting all applicable open purchase and sale contracts.

The following table details the changes in the net asset or liability balance sheet position from one period to the next for mark-to-market energy transactions:

	December 31, 2007
	Trading	Economic Hedges	Total
	(In thousands)
Sources of fair value gain (loss):
Fair value at beginning of year	$926	$2,540	$3,466
Amount realized on contracts delivered during period	6,306	12,445	18,751
Changes in valuation techniques	301	(4,403)	(4,102)
Changes in fair value	(7,817)	(15,970)	(23,787)
Net unrealized (loss) for the period	(1,210)	(7,928)	(9,138)
Unearned/prepaid option premiums	(1,293)	1,678	385
Reclass from deferred credits	-	(9,426)	(9,426)

Net fair value at end of period	$(1,577)	$(13,136)	$(14,713)

	December 31, 2006
	Trading	Economic Hedges	Total
	(In thousands)
Sources of fair value gain (loss):
Fair value at beginning of year	$2,270	$2,258	$4,528
Amount realized on contracts delivered during period	(6,897)	175	(6,722)
Changes in fair value	5,553	107	5,660
Net unrealized gain (loss) for the period	(1,344)	282	(1,062)

Net fair value at end of period	$926	$2,540	$3,466

The following table provides the maturity of the net assets (liabilities) of PNMR, giving an indication of when these mark-to-market amounts will settle and generate (use) cash.  The following values were determined using broker quotes and option models:

	Less than
	1 year	1-3 Years	4+ Years	Total
		(In thousands)
Trading	$(2,302)	$725	$-	$(1,577)
Economic hedges	(2,930)	(2,992)	(7,214)	(13,136)
Total	$(5,232)	$(2,267)	$(7,214)	$(14,713)

The net change in fair value on PNMR’s commodity derivative instruments designated as hedging instruments is summarized as follows:

	Year Ended December 31,
	2007	2006
Type of Derivative	Hedge Instruments
	(In thousands)
Change in fair value of energy contracts	$(33,181)	$27,932
Change in fair value of gas fixed for float swaps	1,667	(22,857)
Change in the fair value of options	437	988
Net change in fair value	$(31,077)	$6,063

PNM

The following table shows the net fair value of mark-to-market energy contracts included in PNM’s Consolidated Balance Sheet.  See Note 8 for additional information.

	December 31, 2007
	(In thousands)
	Trading	Economic Hedges	Total
Mark-to-market energy contracts:
Current asset	$11	$13,562	$13,573
Long-term asset	-	37,359	37,359
Total mark-to-market assets	11	50,921	50,932
Current liability	(9)	(17,019)	(17,028)
Long-term liability	-	(47,565)	(47,565)
Total mark-to-market liabilities	(9)	(64,584)	(64,593)

Net fair value of mark-to-market energy contracts	$2	$(13,663)	$(13,661)

	December 31, 2006
	(In thousands)
	Trading	Economic Hedges	Total
Mark-to-market energy contracts:
Current asset	$71	$21,239	$21,310
Long-term asset	-	10,592	10,592
Total mark-to-market assets	71	31,831	31,902
Current liability	(28)	(20,595)	(20,623)
Long-term liability	-	(8,694)	(8,694)
Total mark-to-market liabilities	(28)	(29,289)	(29,317)

Net fair value of mark-to-market energy contracts	$43	$2,542	$2,585

The mark-to-market energy transactions represent net liabilities at December 31, 2007 and net assets at December 31, 2006 after netting all applicable open purchase and sale contracts.

The following table details the changes in the net asset or liability balance sheet position from one period to the next for mark to market energy transactions:

	December 31, 2007
	Trading	Economic Hedges	Total
	(In thousands)
Sources of fair value gain (loss):
Fair value at beginning of year	$43	$2,542	$2,585
Amount realized on contracts delivered during period	3,358	13,899	17,257
Changes in valuation techniques	332	(4,386)	(4,054)
Changes in fair value	(3,731)	(17,968)	(21,699)
Net unrealized (loss) for the period	(41)	(8,455)	(8,496)
Unearned/prepaid option premiums	-	1,676	1,676
Reclass from deferred credits	-	(9,426)	(9,426)

Net fair value at end of period	$2	$(13,663)	$(13,661)

	December 31, 2006
	Trading	Economic Hedges	Total
	(In thousands)
Sources of fair value gain (loss):
Fair value at beginning of year	$-	$2,258	$2,258
Amount realized on contracts delivered during period	(319)	175	(144)
Changes in fair value	362	109	471
Net unrealized gain for the period	43	284	327

Net fair value at end of period	$43	$2,542	$2,585

The following table provides the maturity of the net assets (liabilities) of PNM mark-to-market energy transaction, giving an indication of when these mark-to-market amounts will settle and generate (use) cash.  The following values were determined using broker quotes, option models, and internal estimates of long-term price curves:

Fair Value at December 31, 2007

	Less than
	1 year	1-3 Years	4+ Years	Total
		(In thousands)
Trading	$2	$-	$-	$2
Economic hedges	(3,457)	(2,992)	(7,214)	(13,663)
Total	$(3,455)	$(2,992)	$(7,214)	$(13,661)

The net change in fair value on PNM’s commodity derivative instruments designated as hedging instruments are summarized as follows:

	Year Ended December 31,
	2007	2006
Type of Derivative	Hedge Instruments
	(In thousands)
Change in fair value of energy contracts	$(39)	$(5,210)
Change in fair value of gas fixed for float swaps	822	(22,810)
Net change in fair value	$783	$(28,020)

PNM Electric

PNM measures the market risk of its long-term contracts and wholesale activities using a VaR calculation to maintain the Company’s total exposure within management-prescribed limits.  The Company’s VaR calculation reports the possible market loss for the respective transactions.  This calculation is based on the transaction’s fair market value on the reporting date.  Accordingly, the VaR calculation is not a measure of the potential accounting mark-to-market loss.  The Company utilizes the Monte Carlo simulation model of VaR.  The Monte Carlo model utilizes a random generated simulation based on historical volatility to generate portfolio values.  VaR models are relatively sophisticated.  The quantitative risk information, however, is limited by the parameters established in creating the model.  The instruments being evaluated may trigger a potential loss in excess of calculated amounts if changes in commodity prices exceed the confidence level of the model used.  The VaR methodology employs the following critical parameters:  volatility estimates, market values of open positions, appropriate market-oriented holding periods and seasonally adjusted correlation estimates.  The Company’s VaR calculation considers the Company’s forward position for the next eighteen months.  The Company uses a holding period of three days as the estimate of the length of time that will be needed to liquidate the positions.  The volatility and the correlation estimates measure the impact of adverse price movements both at an individual position level as well as at the total portfolio level.  The two-tailed confidence level established is 99%.  For example, if VaR is calculated at $10.0 million, it is estimated at a 99% confidence level that if prices move against PNM’s positions, the Company’s pre-tax gain or loss in liquidating the portfolio would not exceed $10.0 million in the three days that it would take to liquidate the portfolio.

PNM measures VaR for all transactions that are not directly asset related and have economic risk.  The VaR limit established for these transactions is $5.0 million.  For the year ended December 31, 2007, the average VaR amount for these transactions was $2.0 million, with high and low VaR amounts for the period of $6.4 million and $0.0 million.  The VaR amount for these transactions at December 31, 2007 was $0.0 million.  For the year ended December 31, 2006, the average VaR amount for these transactions was $1.3 million, with high and low VaR amounts for the period of $3.7 million and $0.4 million.  The total VaR amount for these transactions at December 31, 2006 was $0.8 million.

First Choice

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

For the year ended December 31, 2007, the average EaR amount was $16.2 million, with high and low EaR amounts for the period of $27.1 million and $5.7 million.  The total EaR amount at December 31, 2007 was $23.3 million.  For the year ended December 31, 2006, the average EaR amount for these transactions was $10.9 million, with high and low EaR amounts for the period of $18.5 million and $4.0 million.  The total EaR amount for these transactions at December 31, 2006 was $17.0 million.

In addition, First Choice utilizes two VaR measures to manage its market risk.  The first VaR limit is based on the same total retail load and supply portfolio as the EaR measure; however, the VaR measure is intended to capture the effects of changes in market prices over a 10 day holding period.  This holding period is considered appropriate given the nature of First Choice’s supply portfolio and the constraints faced by First Choice in the ERCOT market.  The calculation utilizes the same Monte Carlo simulation approach described above at a 95% confidence level.  The VaR amount for these transactions was $4.4 million at December 31, 2007.  For the year ended December 31, 2007, the high, low and average mark-to-market VaR amounts were $6.2 million, $0.6 million and $3.3 million.  The VaR amount for these transactions was $5.0 million at December 31, 2006.  For the year ended December 31, 2006, the high, low and average mark-to-market VaR amounts were $6.1 million, $1.5 million and $3.3 million.

The second VaR limit was established for First Choice transactions that are subject to mark-to-market accounting as defined by SFAS 133 and SFAS 149.  This calculation captures the effect of changes in market prices over a three-day holding period and utilizes the same Monte Carlo simulation approach described above at a 95% confidence level.  The VaR amount for these transactions was $1.7 million at December 31, 2007.  For the year ended December 31, 2007, the high, low and average mark-to-market VaR amounts were $4.4 million, $0.1 million and $1.5 million.  The VaR amount for these transactions was $1.6 million at December 31, 2006.  For the year ended December 31, 2006, the high, low and average mark-to-market VaR amounts were $2.2 million, $0.1 million and $1.0 million.

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

The following table provides information related to credit exposure as of December 31, 2007.  The Company did not hold any credit collateral as of December 31, 2007.  The table further delineates that exposure by the credit worthiness (credit rating) of the counterparties and provides guidance as to the concentration of credit risk to individual counterparties.  Also provided is an indication of the maturity of a Company’s credit risk by credit ratings of the counterparties.

Schedule of PNM Credit Risk Exposure
December 31, 2007

			Net
	(b)	Number	Exposure
	Net	of	of
	Credit	Counter	Counter-
	Risk	-parties	parties
Rating (a)	Exposure	>10%	>10%
	(Dollars in thousands)

Investment grade	$188,774	1	$77,151
Non-investment grade	-	-	-
Internal ratings	278
Investment grade	21	-	-
Non-investment grade	5,015	-	-
Total	$194,088		$77,151

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

(b)
The Net Credit Risk Exposure is the net credit exposure to PNM from wholesale operations.  This includes long-term contracts and short-term sales. The exposure captures the net amounts due to PNM from receivables/payables for realized transactions, delivered and accrued revenues, and mark-to-market gains/losses (pursuant to contract terms).  Exposures are offset according to legally enforceable netting arrangements and reduced by credit collateral.  Credit collateral includes cash deposits, letters of credit and performance bonds received from counterparties.  Amounts are presented before those reserves that are determined on a portfolio basis.

PNM
Maturity of Credit Risk Exposure
December 31, 2007

				Total
	Less than			Net
Rating	2 Years	2-5 Years	>5 Years	Exposure
		(In thousands)

Investment grade	$127,483	$38,035	$23,256	$188,774
Non-investment grade	-	-	-	-
Split Rating	278	-	-	278
Internal ratings
Investment grade	21	-	-	21
Non-investment grade	6,515	-	-	6,515
Total	$134,297	$38,035	$23,256	$195,588

The Company provides for losses due to market and credit risk.  PNM credit risk with its largest counterparty as of December 31, 2007 and December 31, 2006 was $77.2 million and $29.7 million.

First Choice

First Choice is subject to credit risk from non-performance by its supply counterparties to the extent these contracts have a mark-to-market value in favor of First Choice.  The Constellation power supply agreement established FCPSP, a bankruptcy remote special purpose entity, to hold all of First Choice's customer contracts and wholesale power and gas contracts.  Constellation received a lien on accounts receivable, customer contracts, cash, and the equity of FCPSP as security for FCPSP’s performance under the power supply agreement.  The provisions of this agreement severely limit FCPSP’s ability to secure power from alternate sources.  Additionally, the terms of the security agreement did not require Constellation to post collateral for any mark-to-market balances in FCPSP’s favor.  At December 31, 2007, FCPSP was in an unfavorable mark-to-market position with Constellation.  The Constellation power supply agreement provisions will continue as long as FCPSP is purchasing power from Constellation to serve retail customers.  The existing pricing mechanism under the Constellation power supply agreement expired on December 31, 2006, and the obligations of Constellation to act as a qualified scheduling entity continue until the expiration of the agreement on December 31, 2007.  The contract was extended until January 31, 2008 and First Choice then became the qualified scheduling entity as of February 1, 2008.  First Choice's credit exposure to other counterparties at December 31, 2007 was $2.9 million and the time period of these exposures extends through 2010.

First Choice’s retail bad debt expense for the year ended December 31, 2007 was $15.1 million.  A reduction in bad debt expense from retail customers is expected due to reduced customer receivables resulting partially from effective disconnect policies, increased collection activity and refined consumer credit and securitization policies.

Interest Rate Risk

PNMR’s senior notes issued as part of the equity-linked units sold in March and October 2005 will be remarketed in 2008.  If the remarketing is successful, the interest rate on the senior notes may change to a rate selected by the remarketing agent, and the maturity of the senior notes may be extended to a date selected by PNMR within specified limits.  If the remarketing of the senior notes is not successful, the maturity and interest rate of the senior notes will not change and holders of the equity-linked units will have the option of putting their senior notes to PNMR to satisfy their obligations under the purchase contracts.  Although there can be no assurance, PNMR expects that the remarketing of the senior notes will be successful.

PNMR has long-term debt which subjects it to the risk of loss associated with movements in market interest rates.  The majority of PNMR’s long-term debt is fixed-rate debt, and therefore, does not expose PNMR’s earnings to a major risk of loss due to adverse changes in market interest rates.  However, the fair value of all long-term debt instruments would increase by 1.2%, if interest rates were to decline by 50 basis points from their levels at December 31, 2007.  In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if PNM were to reacquire all or a portion of its debt instruments in the open market prior to their maturity.

During the year ended December 31, 2007, PNM contributed cash of $6.0 million  to other post retirement benefits and contributed cash of $7.9 million  to the PVNGS NDT for plan year 2007. There were no contributions made to the PNMR pension plan.  The securities held by the trusts had an estimated fair value of $716.3 million at December 31, 2007, of which 26.6% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates.  If rates were to increase by 50 basis points from their levels at December 31, 2007, the decrease in the fair value of the fixed-rate securities would be 3.4%, or $6.5 million.  PNM does not currently recover or return through rates any losses or gains on these securities.  PNM, therefore, is at risk for shortfalls in its funding of its obligations due to investment losses.  PNM does not believe that long-term market returns over the period of funding will be less than required for PNM to meet its obligations.  However, this belief is based on assumptions about future returns that are inherently uncertain.

During the year ended December 31, 2007, TNMP made contributions of $0.4 million to other post retirement benefits for plan year 2007.  There were no contributions made to the pension plan. The securities held by the trusts had an estimated fair value of $89.4 million at December 31, 2007, of which 23.1% were fixed-rate debt securities that subject TNMP to risk of loss of fair value with movements in market interest rates.  If rates were to increase by 50 basis points from their levels at December 31, 2007, the decrease in the fair value of the fixed-rate securities would be 4.1%, or $0.9 million.  TNMP, therefore, is at risk for shortfalls in its funding of its obligations due to investment losses.  TNMP does not believe that long-term market returns over the period of funding will be less than required for TNMP to meet its obligations.  However, this belief is based on assumptions about future returns that are inherently uncertain.

Equity Market Risk

The trusts established to fund PNM’s share of the decommissioning costs of PVNGS and pension and other postretirement benefits hold certain equity securities at December 31, 2007.  These equity securities also expose the Company to losses in fair value.  57.8% of the securities held by the various trusts were equity securities as of December 31, 2007.  Similar to the debt securities held for funding decommissioning and certain pension and other postretirement costs, PNM does not recover or earn a return through rates on any losses or gains on these equity securities.

The trusts established to fund TNMP’s pension and other postretirement benefits hold certain equity securities at December 31, 2007.  These equity securities also expose the Company to losses in fair value.  51.8% of the securities held by the various trusts were equity securities as of December 31, 2007.  TNMP does not recover or earn a return through rates on any losses or gains on these equity securities.

Alternatives Investment Risk

The Company has a target of investing 20% of its pension assets in the alternatives asset class. This includes real estate, private equity, and hedge funds. The private equity and hedge fund investments are limited partner structures that are multi-manager multi-strategy funds. Real estate investments are with a private real estate investment trust that invests in a diversified portfolio of real estate, mortgages, and other real estate related assets.This investment approach gives broad diversification and minimizes risk compared to a direct investment in any one component of the funds. The general partner oversees the selection and monitoring of the underlying managers. The Company’s Corporate Investment Committee monitors the performance of the funds and general partner’s investment process. There is risk associated with these funds due to the nature of the strategies and techniques and the use of investments that do not have readily determinable fair value.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

Management’s Annual Report on Internal Control Over Financial Reporting

Management of PNM Resources, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the Internal Control – Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment performed, management concludes that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

/s/ Jeffry E. Sterba
Jeffry E. Sterba,
Chairman, President and
Chief Executive Officer

/s/ Charles Eldred
Charles Eldred
Executive Vice President and
Chief Financial Officer

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Public Service Company of New Mexico and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the Internal Control – Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment performed, management concludes that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

/s/ Patricia K. Collawn
Patricia K. Collawn,
Utilities President

/s/ Charles Eldred
Charles Eldred
Executive Vice President and
Chief Financial Officer

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Texas-New Mexico Power Company and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the Internal Control – Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment performed, management concludes that the Company’s internal control over financial reporting was effective as of December 31, 2007.

/s/ Patricia K. Collawn
Patricia K. Collawn,
President and
Chief Executive Officer

/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President, Controller
And Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PNM Resources, Inc.
Albuquerque, New Mexico

We have audited the internal control over financial reporting of PNM Resources, Inc. and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules of the Company as of and for the year ended December 31, 2007 and our reports dated February 28, 2008, relating to the financial statements and financial statement schedules, respectively, of the Company expressed an unqualified opinion on those consolidated financial statements and financial statement schedules, and included an explanatory paragraph relating to the adoption of Financial Accounting Standards Board Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment and Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R in 2006, and the adoption of Financial Accounting Standards Board Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes in 2007.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Public Service Company of New Mexico
Albuquerque, New Mexico

We have audited the internal control over financial reporting of Public Service Company of New Mexico and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules of the Company as of and for the year ended December 31, 2007 and our reports dated February 28, 2008, relating to the financial statements and financial statement schedules, respectively, of the Company expressed an unqualified opinion on those consolidated financial statements and financial statement schedules, and included an explanatory paragraph relating to the adoption of Financial Accounting Standards Board Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations in 2005, the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment and Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R in 2006, and the adoption of Financial Accounting Standards Board Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes in 2007.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PNM Resources, Inc.
Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheets of PNM Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of earnings, changes in common stockholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PNM Resources, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations in 2005. As discussed in Notes 13 and 12, respectively, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment and Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R in 2006. As discussed in Note 11 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes in 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Public Service Company of New Mexico
Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheets of Public Service Company of New Mexico and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of earnings, changes in common stockholder’s equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Public Service Company of New Mexico and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations in 2005. As discussed in Notes 13 and 12, respectively, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment and Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R in 2006. As discussed in Note 11 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes in 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Texas-New Mexico Power Company
Irving, Texas

We have audited the accompanying consolidated balance sheets of Texas-New Mexico Power Company and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of earnings, statements of changes in common stockholder’s equity, comprehensive income, and cash flows for the years ended December 31, 2007 and 2006, for the periods June 6, 2005 to December 31, 2005, and January 1, 2005 to June 6, 2005,.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Texas-New Mexico Power Company and subsidiaries as of December 31, 20067and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 and for the periods June 6, 2005 to December 31, 2005, and January 1, 2005 to June 6, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations in 2005.  As discussed in Notes 13 and 12, respectively, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment and Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R in 2006.  As discussed in Note 11 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes in 2007.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 28, 2008

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)
Operating Revenues:
Electric	$1,912,824	$1,962,174	$1,564,178
Other	1,205	1,186	1,932
Total operating revenues	1,914,029	1,963,360	1,566,110

Operating Expenses:
Cost of energy sold	1,121,525	1,084,245	911,013
Administrative and general	214,588	218,343	161,213
Energy production costs	201,483	163,282	164,502
Depreciation and amortization	135,695	130,662	118,412
Transmission and distribution costs	57,774	54,030	42,749
Taxes other than income taxes	57,922	62,965	44,584
Total operating expenses	1,788,987	1,713,527	1,442,473
Operating income	125,042	249,833	123,637

Other Income and Deductions:
Interest income	43,154	36,013	39,060
Gains on investments held by NDT	11,599	5,844	8,513
Other income	7,443	6,114	8,084
Equity in net earnings of EnergyCo	7,581	-	-
Carrying charges on regulatory assets	-	6,993	4,376
Other deductions	(11,552)	(6,671)	(23,750)
Net other income and deductions	58,225	48,293	36,283

Interest Charges:
Interest on long-term debt	81,638	84,773	66,042
Other interest charges	38,517	49,335	17,376
Total interest charges	120,155	134,108	83,418

Earnings before Income Taxes	63,112	164,018	76,502

Income Taxes	3,226	55,530	22,501

Preferred Stock Dividend Requirements of Subsidiary	528	528	2,868

Earnings from Continuing Operations	59,358	107,960	51,133

Earnings from Discontinued Operations, net of Income	15,516	12,858	15,724
Taxes of $10,395, $8,439 and $10,360

Cumulative Effect of Change in Accounting Principle	-	-	(926)

Net Earnings	$74,874	$120,818	$65,931

Earnings from Continuing Operations per Common Share:
Basic	$0.77	$1.55	$0.78
Diluted	$0.76	$1.53	$0.76
Net Earnings per Common Share:
Basic	$0.98	$1.73	$1.00
Diluted	$0.96	$1.71	$0.98

Dividends Declared per Common Share	$0.920	$0.880	$0.785

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$17,763	$123,384
Special deposits	1,717	5,146
Accounts receivable, net of allowance for uncollectible accounts of $6,021 and $5,840	134,325	125,131
Unbilled revenues	74,896	64,561
Other receivables	90,002	70,431
Materials and supplies, fuel stock and natural gas stored	41,312	50,972
Regulatory assets	157	393
Derivative instruments	49,257	59,312
Income taxes receivable	39,189	65,210
Current assets of discontinued operations	120,061	133,662
Other current assets	37,198	57,883

Total current assets	605,877	756,085

Other Property and Investments:
Investment in PVNGS lessor notes	192,226	257,659
Equity investment in EnergyCo	248,094	-
Investments held by NDT	139,642	123,143
Other investments	47,749	46,577
Non-utility property, net of accumulated depreciation of $1,570 and $1,365	6,968	7,565

Total other property and investments	634,679	434,944

Utility Plant:
Electric plant in service	3,920,071	4,261,274
Common plant in service and plant held for future use	128,119	157,064
	4,048,190	4,418,338
Less accumulated depreciation and amortization	1,464,625	1,404,162
	2,583,565	3,014,176
Construction work in progress	299,574	216,007
Nuclear fuel, net of accumulated amortization of $15,395 and $14,008	52,246	28,844

Net utility plant	2,935,385	3,259,027

Deferred Charges and Other Assets:
Regulatory assets	481,872	546,909
Pension asset	17,778	8,853
Goodwill	495,664	495,738
Other intangible assets, net of accumulated amortization of $3,362 and $2,052	75,892	102,202
Derivative instruments	45,694	39,886
Non-current assets of discontinued operations	526,539	511,998
Other deferred charges	52,756	75,192

Total deferred charges and other assets	1,696,195	1,780,778
	$5,872,136	$6,230,834

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$665,900	$764,345
Current installments of long-term debt	449,219	3,298
Accounts payable	148,955	153,731
Accrued interest and taxes	57,766	96,339
Derivative instruments	53,832	68,575
Current liabilities of discontinued operations	96,003	101,758
Other current liabilities	112,394	188,015

Total current liabilities	1,584,069	1,376,061

Long-term Debt	1,231,859	1,765,907

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	600,187	586,283
Accumulated deferred investment tax credits	26,825	30,236
Regulatory liabilities	332,372	319,572
Asset retirement obligations	66,466	61,169
Accrued pension liability and postretirement benefit cost	60,022	122,999
Derivative instruments	55,206	14,581
Non-current liabilities of discontinued operations	89,848	91,430
Other deferred credits	121,342	146,157

Total deferred credits and other liabilities	1,352,268	1,372,427

Total liabilities	4,168,196	4,514,395

Commitments and Contingencies (See Note 16)

Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value, 10,000,000 shares authorized:
issued and outstanding 115,293 shares)	11,529	11,529

Common Stockholders’ Equity:
Common stock outstanding (no par value, 120,000,000 shares authorized: issued
and outstanding 76,814,491 and 76,648,472 shares)	1,042,974	1,040,451
Accumulated other comprehensive income, net of income tax	11,208	28,909
Retained earnings	638,229	635,550

Total common stockholders’ equity	1,692,411	1,704,910

	$5,872,136	$6,230,834

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
		(In thousands)
Cash Flows From Operating Activities:
Net earnings	$74,874	$120,818	$65,931
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	179,396	174,042	158,207
Deferred income tax expense	35,423	46,345	27,332
Cumulative effect of a change in accounting principle	-	-	1,518
Equity in net earnings of EnergyCo	(7,581)	-	-
Net unrealized (gains) losses on derivatives	9,138	1,062	(2,455)
Realized (gains) on investments held by NDT	(11,599)	(5,844)	(8,513)
Equity-linked units charge	-	-	11,348
Realized loss on Altura contribution	3,089	-	-
Impairments of utility plant and intangible assets	22,880	-	14,958
Amortization of fair value of acquired Twin Oaks sales contract	(35,073)	(70,851)	-
Stock based compensation expense	7,557	7,539	-
Other, net	(4,992)	(20,447)	(7,443)
Changes in certain assets and liabilities:
Customer accounts receivable and unbilled revenues	(21,014)	13,839	(13,344)
Materials and supplies, fuel stock and natural gas stored	(104)	(2,382)	(9,444)
Other current assets	19,150	19,375	(52,988)
Other assets	(4,316)	(6,171)	(11,228)
Accounts payable	4,423	(18,555)	48,674
Accrued interest and taxes	(6,402)	10,434	17,945
Other current liabilities	(26,588)	7,828	(16,598)
Other liabilities	(15,728)	(32,608)	(13,792)
Net cash flows from operating activities	222,533	244,424	210,108

Cash Flows From Investing Activities:
Utility plant additions	(455,944)	(321,118)	(221,814)
Proceeds from sales of investments held by NDT	163,642	96,624	104,623
Purchases of investments held by NDT	(172,327)	(102,265)	(109,795)
Proceeds from sales of utility plant	55,041	-	-
Return of principal on PVNGS lessor notes	22,842	23,279	21,432
Investments in EnergyCo	(45,040)	-	-
Distributions from EnergyCo	362,282	-	-
Cash acquired from purchase of TNP, net of cash paid	-	-	45,965
Net additions to restricted special deposits	(7,852)	-	-
Twin Oaks acquisition	-	(481,058)	-
Other, net	3,825	(15,037)	5,289
Net cash flows from investing activities	(73,531)	(799,575)	(154,300)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
		(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(98,445)	432,145	237,500
Long-term borrowings	20,000	15,000	339,832
Long-term repayments	(1,784)	-	(399,626)
Redemption of long-term debt	(100,500)	-	-
Issuance of common stock	4,281	228,056	103,103
Redemption of TNP preferred stock	-	-	(224,564)
Proceeds from stock option exercise	11,001	14,072	-
Purchase of common stock to satisfy stock awards	(18,267)	(20,243)	(9,735)
Excess tax benefits from stock-based payment arrangements	12	1,072	-
Dividends paid	(70,336)	(59,708)	(51,128)
Other, net	(592)	(23)	(186)
Net cash flows from financing activities	(254,630)	610,371	(4,804)

Change in Cash and Cash Equivalents	(105,628)	55,220	51,004
Cash and Cash Equivalents at Beginning of Period	123,419	68,199	17,195
Cash and Cash Equivalents at End of Period	$17,791	$123,419	$68,199

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$121,845	$140,459	$77,066
Income taxes paid (refunded), net	$(21,390)	$16,158	$(4,174)

Supplemental schedule of noncash investing and financing activities:
As of June 1, 2007, PNMR contributed its ownership of Altura to EnergyCo at a fair value of $549.6 million after an adjustment for working capital changes. See Note 22. In conjunction with the contribution, PNMR removed Altura’s assets and liabilities from its balance sheet as follows:

Current assets	$22,529
Utility plant, net	575,906
Deferred charges	46,018
Total assets contributed	644,453

Current liabilities	63,268
Deferred credits and other liabilities	38,095
Total liabilities contributed	101,363
Other comprehensive income	(12,651)
Total liabilities and OCI contributed	88,712

Net contribution to EnergyCo	$555,741

Utility plant purchased through assumption of long-term debt that offsets a portion of investment in PVNGS lessor notes and is eliminated in consolidation. See Note 2.
	$41,152

During 2005, PNMR purchased all of the outstanding common shares of TNP for $74.6 million in cash and $87.4 million in PNMR common stock. See Note 2. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$1,501,114
Cash paid for transaction costs	(21,520)
Cash paid for TNP common shares	(74,648)
PNMR common stock exchanged for TNP common stock	(87,392)
Liabilities assumed	$1,317,554

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

			Accumulated
	Common Stock		Other		Total Common
	Number of	Aggregate	Comprehensive	Retained	Stockholders’
	Shares	Value	Income	Earnings	Equity
		(Dollars in thousands)

Balance at December 31, 2004	60,464,595	$638,826	$(89,813)	$564,772	$1,113,785
Exercise of stock options	-	(16,261)	-	-	(16,261)
Tax benefit from exercise of stock options	-	6,527	-	-	6,527
Forward contract portion of equity-linked units	-	(18,769)	-	-	(18,769)
Earnings charge from equity-linked units	-	11,348	-	-	11,348
Stock based compensation	-	1,259	-	-	1,259
Sale of common stock	3,910,000	101,231	-	-	101,231
Common stock issued for TNP acquisition	4,326,337	87,392	-	-	87,392
Common stock issued to ESPP	85,354	1,872	-	-	1,872
Net earnings	-	-	-	65,931	65,931
Total other comprehensive income (loss)	-	-	(1,776)	-	(1,776)
Dividends declared on common stock	-	-	-	(53,170)	(53,170)
Balance at December 31, 2005	68,786,286	813,425	(91,589)	577,533	1,299,369
Exercise of stock options	-	(9,641)	-	-	(9,641)
Tax benefit from exercise of stock options	-	1,072	-	-	1,072
Stock based compensation	-	7,539	-	-	7,539
Sale of common stock	7,777,097	226,098	-	-	226,098
Common stock issued to ESPP	85,089	1,958	-	-	1,958
Net earnings	-	-	-	120,818	120,818
Total other comprehensive income	-	-	37,735	-	37,735
SFAS 158 transition adjustment	-	-	82,763	-	82,763
Dividends declared on common stock	-	-	-	(62,801)	(62,801)
Balance at December 31, 2006	76,648,472	1,040,451	28,909	635,550	1,704,910
Exercise of stock options	-	(9,327)	-	-	(9,327)
Tax benefit from exercise of stock options	-	12	-	-	12
Stock based compensation	-	7,557	-	-	7,557
Sale of common stock	110,134	2,914	-	-	2,914
Common stock issued to ESPP	55,885	1,367	-	-	1,367
Net earnings	-	-	-	74,874	74,874
Total other comprehensive income (loss)	-	-	(17,701)	-	(17,701)
Adoption of FIN 48	-	-	-	(1,576)	(1,576)
Dividends declared on common stock	-	-	-	(70,619)	(70,619)
Balance at December 31, 2007	76,814,491	$1,042,974	$11,208	$638,229	$1,692,411

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2007	2006	2005
		(In thousands)

Net Earnings	$74,874	$120,818	$65,931

Other Comprehensive Income (Loss):

Unrealized Gain (Loss) on Investment Securities:
Unrealized holding gains arising during
the period, net of income tax (expense)
of $(3,029), $(8,403), and $(2,948)	4,621	12,823	4,498
Reclassification adjustment for (gains) included in
net earnings, net of income tax expense
of $4,913, $261, and $2,925	(7,497)	(398)	(4,464)

Additional minimum pension liability adjustment, net of income
tax (expense) benefit of $(948), $(14,135), and $8,322	1,446	21,569	(12,701)

Fair Value Adjustment for Designated Cash Flow Hedges:
Change in fair market value, net of income tax (expense)
benefit of $11,674, $(7,217), and $(7,913)	(17,889)	10,873	11,844
Reclassification adjustment for (gains) included in
net earnings, net of income tax expense
of $(992), $4,848, and $624	1,618	(7,132)	(953)

Total Other Comprehensive Income (Loss)	(17,701)	37,735	(1,776)

Comprehensive Income	$57,173	$158,553	$64,155

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Electric Operating Revenues	$1,136,974	$1,115,464	$1,164,757

Operating Expenses:
Cost of energy sold	638,675	607,026	679,856
Administrative and general	122,002	115,648	119,871
Energy production costs	190,828	156,303	164,502
Depreciation and amortization	83,223	78,008	95,481
Transmission and distribution costs	39,137	33,127	30,515
Taxes other than income taxes	29,138	26,055	23,165
Total operating expenses	1,103,003	1,016,167	1,113,390
Operating income	33,971	99,297	51,367

Other Income and Deductions:
Interest income	41,655	32,091	34,150
Gains on investments held by NDT	11,599	5,844	8,513
Other income	5,137	3,027	7,676
Other deductions	(5,089)	(3,547)	(6,807)
Net other income and deductions	53,302	37,415	43,532

Interest Charges:
Interest on long-term debt	38,534	40,541	39,408
Other interest charges	14,128	6,514	4,457
Total interest charges	52,662	47,055	43,865

Earnings before Income Taxes	34,611	89,657	51,034

Income Taxes	11,220	31,564	14,934

Earnings from Continuing Operations	23,391	58,093	36,100

Earnings from Discontinued Operations, net of Income
Taxes of $10,395, $8,439 and $10,360	15,516	12,858	15,724

Cumulative Effect of Change in Accounting Principle	-	-	(506)

Net Earnings	38,907	70,951	51,318

Preferred Stock Dividends Requirements	528	528	528

Net Earnings Available for Common Stock	$38,379	$70,423	$50,790

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$4,303	$11,851
Special deposits	1,397	376
Accounts receivable, net of allowance for uncollectible accounts of $729 and $729	78,094	79,652
Unbilled revenues	32,039	28,849
Other receivables	79,842	58,727
Affiliate accounts receivable	271	8,905
Materials and supplies, fuel stock and natural gas stored	39,771	39,444
Regulatory assets	157	393
Derivative instruments	14,859	27,750
Income taxes receivable	-	13,222
Current assets of discontinued operations	120,061	133,662
Other current assets	28,926	45,701

Total current assets	399,720	448,532

Other Property and Investments:
Investment in PVNGS lessor notes	231,582	257,659
Investments held by NDT	139,642	123,143
Other investments	20,733	15,634
Non-utility property	976	966

Total other property and investments	392,933	397,402

Utility Plant:
Electric plant in service	3,055,953	2,741,001
Common plant in service and plant held for future use	18,237	72,806
	3,074,190	2,813,807
Less accumulated depreciation and amortization	1,157,775	1,044,355
	1,916,415	1,769,452
Construction work in progress	259,386	176,538
Nuclear fuel, net of accumulated amortization of $15,395 and $14,008	52,246	28,844

Net utility plant	2,228,047	1,974,834

Deferred Charges and Other Assets:
Regulatory assets	348,719	404,324
Pension asset	2,859	-
Derivative instruments	37,359	12,504
Goodwill	102,775	-
Non-current assets of discontinued operations	526,539	511,998
Other deferred charges	64,449	63,955

Total deferred charges and other assets	1,082,700	992,781
	$4,103,400	$3,813,549

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$321,000	$251,300
Current installments of long-term debt	299,969	710
Accounts payable	72,864	78,080
Affiliate accounts payable	19,948	16,898
Accrued interest and taxes	26,385	38,890
Derivative instruments	17,896	43,096
Current liability of discontinued operations	96,003	101,758
Other current liabilities	59,468	43,913

Total current liabilities	913,533	574,645

Long-term Debt	705,701	987,205

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	409,430	368,256
Accumulated deferred investment tax credits	26,634	29,404
Regulatory liabilities	285,782	265,438
Asset retirement obligations	65,725	60,324
Accrued pension liability and postretirement benefit cost	56,101	117,795
Derivative instruments	47,597	14,100
Non-current liabilities of discontinued operations	89,848	91,430
Other deferred credits	98,295	103,287

Total deferred credits and liabilities	1,079,412	1,050,034

Total liabilities	2,698,646	2,611,884

Commitments and Contingencies (See Note 16)

Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value, 10,000,000 authorized:
issued and outstanding 115,293 shares)	11,529	11,529

Common Stockholder’s Equity:
Common stock outstanding (no par value, 40,000,000 shares authorized: issued
and outstanding 39,117,799 shares)	932,523	765,500
Accumulated other comprehensive income, net of income tax	7,580	8,761
Retained earnings	453,122	415,875

Total common stockholder’s equity	1,393,225	1,190,136

	$4,103,400	$3,813,549

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$38,907	$70,951	$51,318
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	126,255	119,086	137,673
Deferred income tax expense (benefit)	16,704	(6,448)	19,053
Net unrealized (gains) losses on derivatives	8,496	(327)	(185)
Realized (gains) on investments held by NDT	(11,599)	(5,844)	(8,513)
Impairments of utility plant	19,500	-	14,958
Other, net	(2,315)	(10,683)	(12,349)
Changes in certain assets and liabilities, net of amounts acquired:
Accounts receivable and unbilled revenues	17,282	25,855	(28,820)
Materials and supplies, fuel stock and natural gas stored	1,292	(1,390)	(9,165)
Other current assets	13,852	8,626	(31,642)
Other assets	(8,931)	(31,589)	(8,088)
Accounts payable	(2,688)	(30,440)	53,986
Accrued interest and taxes	(1,683)	11,726	(8,564)
Other current liabilities	(17,903)	(43,990)	16,558
Other liabilities	(8,243)	(8,005)	(14,960)
Net cash flows from operating activities	188,926	97,528	171,260

Cash Flows From Investing Activities:
Utility plant additions	(352,142)	(246,159)	(167,746)
Proceeds from sales of NDT investments	163,642	96,624	104,623
Purchases of NDT investments	(172,327)	(102,265)	(109,795)
Proceeds from sales of utility plant	55,041	-	-
Return of principal on PVNGS lessor notes	24,638	23,279	21,432
Net additions to restricted special deposits	(7,852)	-	-
Other, net	2,361	9,354	555
Net cash flows from investing activities	(286,639)	(219,167)	(150,931)
The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	70,725	122,074	67,800
Long-term borrowings	20,000	-	-
Dividends paid	(528)	(528)	(91,527)
Other, net	(39)	(711)	(360)
Net cash flows from financing activities	90,158	120,835	(24,087)

Change in Cash and Cash Equivalents	(7,555)	(804)	(3,758)
Cash and Cash Equivalents at Beginning of Period	11,886	12,690	16,448
Cash and Cash Equivalents at End of Period	$4,331	$11,886	$12,690

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$59,413	$55,385	$51,593
Income taxes paid, net	$5,604	$33,238	$2,865

Supplemental schedule of noncash investing and financing activities:
As of January 1, 2007, TNMP transferred its New Mexico operational assets and liabilities to PNMR through a redemption of TNMP’s common stock. PNMR contemporaneously contributed the TNMP New Mexico operational assets and liabilities to PNM. See Note 23.

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

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY

			Accumulated
	Common Stock		Other		Total Common
	Number of	Aggregate	Comprehensive	Retained	Stockholder’s
	Shares	Value	Income	Earnings	Equity
		(Dollars in thousands)

Balance at December 31, 2004	39,117,799	$752,350	$(89,813)	$385,661	$1,048,198
Equity contribution from parent	-	13,150	-	-	13,150
Net earnings	-	-	-	51,318	51,318
Total other comprehensive income (loss)	-	-	(702)	-	(702)
Dividends on preferred stock	-	-	-	(528)	(528)
Dividends on common stock	-	-	-	(90,999)	(90,999)
Balance at December 31, 2005	39,117,799	765,500	(90,515)	345,452	1,020,437
Net earnings	-	-		70,951	70,951
Total other comprehensive income	-	-	17,116	-	17,116
SFAS 158 transition adjustment	-	-	82,160	-	82,160
Dividends on preferred stock	-	-	-	(528)	(528)
Balance at December 31, 2006	39,117,799	765,500	8,761	415,875	1,190,136
Equity contribution from parent	-	167,023	-	-	167,023
Net earnings	-	-	-	38,907	38,907
Total other comprehensive income (loss)	-	-	(1,181)	-	(1,181)
Adoption of FIN 48	-	-	-	(1,132)	(1,132)
Dividends on preferred stock	-	-	-	(528)	(528)
Balance at December 31, 2007	39,117,799	$932,523	$7,580	$453,122	$1,393,225

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2007	2006	2005
		(In thousands)

Net Earnings Available for Common Stock	$38,379	$70,423	$50,790

Other Comprehensive Income (Loss):

Unrealized Gain (Loss) on Investment Securities:
Unrealized holding gains arising during
the period, net of income tax (expense)
of $(3,029), $(8,403), and $(2,948)	4,621	12,823	4,498
Reclassification adjustment for (gains) included in
net earnings, net of income tax expense
of $4,913, $261, and $2,925	(7,497)	(398)	(4,464)

Additional minimum pension liability adjustment, net of income
tax (expense) benefit of $(777), $(14,144), and $8,304	1,186	21,582	(12,672)

Fair Value Adjustment for Designated Cash Flow Hedges:
Change in fair market value, net of income tax (expense)
benefit of $(972), $5,547, and $(8,447)	1,484	(8,464)	12,889
Reclassification adjustment for (gains) included in
net earnings, net of income tax expense
of $639, $5,523, and $624	(975)	(8,427)	(953)

Total Other Comprehensive Income (Loss)	(1,181)	17,116	(702)

Comprehensive Income	$37,198	$87,539	$50,088

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Post-Acquisition
			For the Period	Pre-Acquisition
	Year Ended December 31,		June 6-	For the Period
	2007	2006	December 31, 2005	January 1 - June 5, 2005
		(In thousands)

Electric Operating Revenues	$180,421	$157,869	$91,450	$64,496

Operating Expenses:
Cost of energy sold	29,529	27,613	14,632	10,327
Administrative and general	29,113	26,733	11,209	8,759
Depreciation and amortization	30,401	25,557	13,863	10,347
Transmission and distribution costs	18,616	16,450	10,412	7,105
Taxes, other than income taxes	20,092	23,249	13,330	8,441
Total operating expenses	127,751	119,602	63,446	44,979
Operating income	52,670	38,267	28,004	19,517

Other Income and Deductions:
Interest income	85	922	1,001	650
Other income	1,615	790	514	522
Carrying charges on regulatory assets	-	6,993	4,376	(1,450)
Other deductions	(147)	(155)	(38)	(44)
Net other income and deductions	1,553	8,550	5,853	(322)

Interest Charges:
Interest on long-term debt	22,364	25,728	14,650	11,077
Other interest charges	2,804	3,184	1,158	984
Net interest charges	25,168	28,912	15,808	12,061

Earnings Before Income Taxes	29,055	17,905	18,049	7,134

Income Taxes	10,647	5,787	6,484	2,445

Earnings from Continuing Operations	18,408	12,118	11,565	4,689

Discontinued Operations, net of Income Taxes
of $0, $1,548, $3,552, and $2,456	-	3,581	6,266	4,571

Cumulative Effect of Change in Accounting
Principle	-	-	(381)	-

Net Earnings	$18,408	$15,699	$17,450	$9,260

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$187	$2,542
Special deposits	50	-
Accounts receivable, net of allowance for uncollectible accounts of $0 and $31	8,789	10,317
Unbilled revenues	4,392	6,000
Other receivables	1,063	1,515
Affiliate accounts receivable	8,005	-
Materials and supplies	1,425	1,509
Income taxes receivable	881	40,473
Other current assets	501	944

Total current assets	25,293	63,300

Other Property and Investments:
Other investments	554	511
Non-utility property, net of accumulated depreciation of $0 and $3	2,111	2,120

Total other property and investments	2,665	2,631

Utility Plant:
Electric plant in service	781,355	925,538
Common plant in service and plant held for future use	488	589
	781,843	926,127
Less accumulated depreciation and amortization	274,128	326,404
	507,715	599,723
Construction work in progress	22,493	13,799

Net utility plant	530,208	613,522

Deferred Charges and Other Assets:
Regulatory assets	133,154	142,585
Goodwill	261,121	363,764
Pension asset	14,919	8,853
Other deferred charges	5,432	9,205

Total deferred charges and other assets	414,626	524,407

	$972,792	$1,203,860

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt – affiliate	$3,404	$-
Current installments of long-term debt	148,882	2,523
Accounts payable	5,666	11,332
Affiliate accounts payable	3,456	15,673
Accrued interest and taxes	35,204	23,110
Other current liabilities	1,785	7,579

Total current liabilities	198,397	60,217

Long-term Debt	167,609	420,546

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	120,274	145,641
Accumulated deferred investment tax credits	191	832
Regulatory liabilities	46,590	54,134
Asset retirement obligations	662	686
Accrued pension liability and postretirement benefit cost	3,922	5,203
Other deferred credits	1,699	1,982

Total deferred credits and other liabilities	173,338	208,478

Total liabilities	539,344	689,241

Commitments and Contingencies (See Note 16)

Common Stockholder’s Equity:
Common stock outstanding ($10 par value, 12,000,000 shares authorized:
issued and outstanding 6,358 and 9,615 shares)	64	96
Paid-in-capital	427,320	492,812
Accumulated other comprehensive income, net of income tax	823	562
Retained earnings	5,241	21,149

Total common stockholder’s equity	433,448	514,619

	$972,792	$1,203,860

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Post-Acquisition			Pre-Acquisition
			For the Period	For the Period
	Year Ended December 31,		June 6-	January 1 -
	2007	2006	December 31, 2005	June 5, 2005
		(In thousands)
Cash Flows From Operating Activities:
Net earnings	$18,408	$15,699	$17,450	$9,260
Adjustments to reconcile net earnings to
net cash flows from operating activities:
Depreciation and amortization	35,383	33,194	18,619	14,042
Deferred income tax expense (benefit)	(8,727)	4,055	9,870	(1,267)
Other, net	(2,931)	(13,615)	(3,369)	2,134
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(10,092)	408	(264)	(207)
Materials and supplies	(46)	(31)	(237)	264
Other current assets	3,565	1,758	(480)	(215)
Other assets	(257)	(6,443)	(261)	(241)
Accounts payable	(2,844)	4,431	(6,755)	(5,379)
Accrued interest and taxes	52,924	(4,554)	(1,979)	(4,134)
Other current liabilities	(13,706)	17,912	3,951	1,273
Other liabilities	(461)	(19,025)	15,198	(50)
Net cash flows from operating activities	71,216	33,789	51,743	15,480

Cash Flows From Investing Activities:
Utility plant additions	(42,725)	(47,659)	(27,928)	(17,895)
Other, net	-	93	3,238	(169)
Net cash flows from investing activities	(42,725)	(47,566)	(24,690)	(18,064)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Post-Acquisition			Pre-Acquisition
			For the Period	For the Period
	Year Ended December 31,		June 6-	January 1 -
	2007	2006	December 31, 2005	June 5, 2005
		(In thousands)
Cash Flow From Financing Activities:
Short-term borrowings - affiliate	3,404	-	-	-
Redemption of long-term debt	(100,500)	-	-	-
Redemption of common stock	-	-	(62,000)	-
Equity contribution by parent	101,249	-	-	-
Dividends paid	(35,000)	-	(12,000)	-
Other, net	1	91	-	-
Net cash flows from financing activities	(30,846)	91	(74,000)	-

Change in Cash and Cash Equivalents	(2,355)	(13,686)	(46,947)	(2,584)
Cash and Cash Equivalents at Beginning of Period	2,542	16,228	63,175	65,759
Cash and Cash Equivalents at End of Period	$187	$2,542	$16,228	$63,175

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$23,625	$25,573	$(609)	$12,868
Income taxes paid, (refunded) net	$(15,529)	$7,003	$874	$2,456

Supplemental schedule of noncash investing and financing activities:
As of January 1, 2007, TNMP transferred its New Mexico operational assets and liabilities to PNMR through a redemption of TNMP’s common stock. PNMR contemporaneously contributed the TNMP New Mexico operational assets and liabilities to PNM. See Note 23.

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

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY

				Accumulated		Total
	Common Stock			Other		Common
	Number of	Aggregate	Paid-in	Comprehensive	Retained	Stockholder’s
	Shares	Value	Capital	Income	Earnings	Equity

Pre-Acquisition:
Balance at December 31, 2004	10,705	$107	$197,751	$(1,761)	$(6,795)	$189,302
Net earnings	-	-	-	-	9,260	9,260
Total other comprehensive income	-	-	-	1,761	-	1,761
Balance at June 5, 2005	10,705	107	197,751	-	2,465	200,323
Post-Acquisition:
Purchase accounting adjustments	-	-	358,536	-	(2,465)	356,071
Redemption of common stock	(1,090)	(11)	(62,000)	-	-	(62,011)
Net earnings	-	-	-	-	17,450	17,450
Total other comprehensive income (loss)	-	-	-	(29)	-	(29)
Dividends on common stock	-	-	-		(12,000)	(12,000)
Balance at December 31, 2005	9,615	96	494,287	(29)	5,450	499,804
Net earnings	-	-	-	-	15,699	15,699
Total other comprehensive income (loss)	-	-	-	(13)	-	(13)
SFAS 158 transition adjustment	-	-	-	604	-	604
Income taxes on goodwill adjustment	-	-	(1,475)	-	-	(1,475)
Balance at December 31, 2006	9,615	96	492,812	562	21,149	514,619
Redemption of common stock	(3,257)	(32)	(166,991)	-	-	(167,023)
Equity contribution from parent	-	-	101,249	-	-	101,249
Adoption of FIN 48	-	-	-	-	684	684
Income taxes on goodwill adjustment	-	-	250	-	-	250
Net earnings	-	-	-	-	18,408	18,408
Total other comprehensive income	-	-	-	261	-	261
Dividends on common stock	-	-	-	-	(35,000)	(35,000)
Balance at December 31, 2007	6,358	$64	$427,320	$823	$5,241	$433,448

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Post-Acquisition			Pre-Acquisition
			For the Period	For the Period
	Year Ended December 31,		June 6-	January 1 -
	2007	2006	December 31, 2005	June 5, 2005
		(In thousands)

Net Earnings	$18,408	$15,699	$17,450	$9,260
Other Comprehensive Income (Loss):

Interest rate hedge net of reclassification
adjustment, net of income tax (expense) of
$0, $0, $0 and $(1,084)	-	-	-	1,761

Additional minimum pension liability adjustment
net of income tax (expense) benefit of $(161), $8, $18 and $0	261	(13)	(29)	-

Total Other Comprehensive Income (Loss)	261	(13)	(29)	1,761

Comprehensive Income	$18,669	$15,686	$17,421	$11,021

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

(1)	Summary of the Business and Significant Accounting Policies

Nature of Business

PNMR is an investor-owned holding company of energy and energy-related businesses.  PNMR’s primary subsidiaries are PNM, TNMP, and First Choice.  PNMR is an integrated public utility with regulated operations primarily engaged in the generation, transmission and distribution of electricity, transmission, distribution and sale of natural gas, and unregulated operations primarily focused on the sale and marketing of electricity in the western United States.  PNM began service to TNMP’s New Mexico customers effective January 1, 2007.  TNMP is a regulated utility operating in Texas and through December 31, 2006 in New Mexico.  In Texas, TNMP provides regulated transmission and distribution services.  First Choice is a competitive retail electric provider operating in Texas.  PNMR’s common stock trades on the New York Stock Exchange under the symbol PNM.

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

Principles of Consolidation

The Consolidated Financial Statements of each of PNMR, PNM, and TNMP include their accounts and those of subsidiaries in which that entity owns a majority voting interest.  PNMR’s primary subsidiaries are PNM, TNMP, First Choice and, through May 31, 2007, Altura.  PNM consolidates the PVNGS Capital Trust.  PNM owns undivided interests in several jointly-owned power plants and records its pro-rata share of the assets, liabilities and expenses for those plants.

PNMR shared services administrative and general expenses, which represent costs that are primarily driven by corporate level activities, are charged to the business segments, including EnergyCo.  These services are billed at cost, except for EnergyCo, which includes a profit element.  Other significant intercompany transactions between PNMR, PNM, and TNMP include energy purchases and sales, transmission and distribution services, lease payments, dividends paid on common stock, and interest paid by PVNGS Capital Trust to PNM.  All intercompany transactions and balances have been eliminated.  See Note 20.

Presentation

The Notes to Consolidated Financial Statements include disclosures for PNMR, PNM, and TNMP.  For discussion purposes, this report will use the term “Company” when discussing matters of common applicability to PNMR, PNM and TNMP.  Discussions regarding only PNMR, PNM or TNMP will be indicated as such.

Certain amounts in the 2006 and 2005 Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2007 financial statement presentation.  Income taxes, which previously had been separated between operating expense and other income and deductions in the Consolidated Statements of Earnings, is being presented on a combined basis.  In addition, certain sections on the Consolidated Balance Sheets have been rearranged in the current presentation.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

At December 31, 2007, PNM Gas, a segment of PNM, became classified as held for sale and is shown as discontinued operations for all periods presented.  See Note 2 and Note 23.  As described in Note 3, management made the decision to change the way it views and manages its various business activities.  As of December 31, 2007, the differentiation between retail and wholesale at PNM was eliminated and the decision was made to manage them as one activity.  This results in the presentation of one segment called PNM Electric that includes both PNM Electric and the activities of what was previously called PNM Wholesale.  In accordance with SFAS 131, prior year segment information has been recast to be comparable with the current presentation.

At December 31, 2006, certain income tax receivables and payables were shown on a net basis.  In 2007, these income tax receivables and payables are shown gross on the Consolidated Balance Sheet.  For comparability, the December 31, 2006 balances have been reclassified resulting in income tax receivables and payables each being increased by $65.2 million for PNMR, $13.2 million for PNM, and $4.1 million for TNMP.

Accounting for the Effects of Certain Types of Regulation

The Company maintains its accounting records in accordance with the uniform system of accounts prescribed by the FERC and the National Association of Regulatory Utility Commissioners, and adopted by the NMPRC and PUCT.

Certain of the Company's operations are regulated by the NMPRC, PUCT and the FERC and the provisions of SFAS 71 are applied to its regulated operations. Regulators may assign costs to accounting periods that differ from accounting methods applied by nonregulated utilities.  When it is probable that regulators will permit recovery of costs through future rates, costs are deferred as regulatory assets that otherwise would be expensed.  Likewise, regulatory liabilities are recognized when it is probable that regulators will require refunds through future rates or when revenue is collected for expenditures that have not yet been incurred.  Regulatory assets and liabilities are amortized into earnings over the authorized recovery period.  In accordance with SFAS 71, the Company has deferred certain costs and recorded certain liabilities pursuant to the rate actions of the FERC, the NMPRC and the PUCT.  Information on “regulatory assets” and “regulatory liabilities” is contained in Note 4.

Cash and Cash Equivalents

Investments in highly liquid investments with original maturities of three months or less at the date of purchase are considered cash equivalents.

Utility Plant

Utility plant is stated at cost, which includes capitalized payroll-related costs such as taxes, pension and other fringe benefits, administrative costs and an allowance for funds used during construction where authorized by rate regulation.

Repairs, including major maintenance activities, and minor replacements of property are expensed when incurred, except as required by regulators for ratemaking purposes.  Major replacements are charged to utility plant.  Gains or losses resulting from retirements or other dispositions of regulated property in the normal course of business are credited or charged to the accumulated provision for depreciation.

Allowance For Funds Used During Construction

As provided by the FERC uniform systems of accounts, allowance for funds used during construction is charged to utility plant for construction projects included in rate base.  This allowance is a non-cash item designed to enable a utility to capitalize financing costs during periods of construction of property subject to rate regulation.  It represents the cost of borrowed funds (allowance for borrowed funds used during construction) and a return on other funds (allowance for equity funds used during construction).

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

In 2007, 2006, and 2005, PNM recorded $7.7 million, $4.1 million, and $4.2 million of allowance for funds used during construction on certain projects.  In 2007, 2006 and 2005, TNMP recorded $0.4 million, $0.5 million, and $0.4 million of allowance for funds used during construction.

Capitalized Interest

In accordance with SFAS 34, PNMR capitalizes interest on its construction projects not included in rate base and on major computer software projects.  Interest was capitalized at the overall weighted average borrowing rate of 6.0%, 5.9%, and 5.6% for 2007, 2006, and 2005.  PNMR’s capitalized interest was $4.1 million, $3.0 million, and $1.4 million in 2007, 2006, and 2005.

Carrying Charges on Stranded Costs

TNMP’s estimate of allowable carrying charges on stranded costs that it may recover from its transmission and distribution customers is based on a Texas Supreme Court ruling, and the PUCT’s application of that ruling.

Materials and Supplies, Fuel Stock, and Natural Gas Stored

Materials and supplies relate to transmission, distribution and generating assets.  Materials and supplies are charged to inventory when purchased and are expensed or capitalized as appropriate when issued.  Materials and supplies are valued using an average costing method.  Obsolete materials and supplies are expensed when identified.

Natural gas in underground storage is valued using a weighted average method.  Withdrawals are charged to sales service customers through the PGAC.

Coal is valued using a rolling weighted average costing method that is updated based on the current period cost per ton.  Periodic aerial surveys are performed on the coal piles and adjustments are made.

Inventories consisted of the following at December 31:

	PNMR		PNM		TNMP
	2007	2006	2007	2006	2007	2006
	(In thousands)

Coal	$11,803	$12,642	$11,803	$11,777	$-	$-
Gas in underground storage	8,121	9,824	8,121	9,824	-	-
Materials and supplies	32,256	40,863	30,715	30,200	1,425	1,509
	52,180	63,329	50,639	51,801	1,425	1,509
Discontinued operations	10,868	12,357	10,868	12,357	-	-
Continuing operations	$41,312	$50,972	$39,771	$39,444	$1,425	$1,509

Investments

In 1985 and 1986, PNM entered into operating leases for interests in certain PVNGS generation facilities (see Note 7).  The remaining lessor notes that were issued by the owners of the assets subject to these leases are now held by the PVNGS Capital Trust, which is consolidated by PNM.  The leases continue in existence and are classified as operating leases.  PNM understands that the PVNGS Capital Trust intends to hold the lessor notes until such notes mature.  The notes are classified as held-to-maturity debt securities and are carried at amortized cost.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

The Company’s other investments, including the NDT, are comprised of United States, state, and municipal government obligations and corporate securities.  All investments are held in the Company’s name and are in the custody of major financial institutions.  The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income and deductions.  At December 31, 2007 and 2006, substantially all of these investments were classified as available for sale.  PNM holds investment securities in the NDT.  In accordance with SFAS 115, PNM evaluates these investment securities for impairment on an on-going basis.  Since third party investment managers have sole discretion over the purchase and sales of the NDT securities, PNM records a realized loss as an impairment for any security that has a market value that is less than cost at the end of each quarter.  For the years ended December 31, 2007 and 2006, PNM recorded impairment losses on securities held in the nuclear decommissioning trust of $1.8 million and $0.6 million.  No gains or losses are deferred as regulatory assets or liabilities.  Unrealized gains and losses on these investments are included in other comprehensive income, net of any related tax effect.

Investment in EnergyCo

 PNMR accounts for its investment in EnergyCo using the equity method of accounting because PNMR’s ownership interest results in significant influence, but not control, over EnergyCo and its operations.  PNMR records as income its percentage share of earnings or loss of EnergyCo and carries its investment at cost, adjusted for its share of undistributed earnings or losses.  The difference between PNMR’s book value of its investment in EnergyCo and its proportionate share of EnergyCo’s equity is being amortized into results of operations over the useful lives of the underlying assets and contractual periods of the liabilities that resulted in the difference. See Note 22.

Goodwill and Other Intangible Assets

Under the provisions of SFAS 142, the Company does not amortize goodwill.  Certain intangible assets are amortized over their estimated useful lives.  Goodwill and non-amortizable other intangible assets are evaluated for impairment annually, or more frequently if events and circumstances indicate that the goodwill and intangible assets might be impaired.  Amortizable other intangible assets are amortized over the shorter of their economic or legal lives on the straight-line basis and are evaluated for impairment when events and circumstances indicate that the assets might be impaired.

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

The determination of the energy sales by PNM, TNMP and First Choice to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month.  At the end of each month, amounts of energy delivered to customers since the date of the last meter reading and the corresponding unbilled revenue are estimated.  Unbilled electric revenue is estimated based on the daily generation volumes, estimated customer usage by class, weather factors, line losses and applicable customer rates based on regression analyses reflecting historical trends and experience.

PNM purchases gas on behalf of sales-service customers while other marketers or producers purchase gas on behalf of transportation-service customers.  PNM collects a cost of service revenue for the transportation, delivery, and customer service provided to these customers.  Sales-service tariffs are subject to the terms of the PGAC and billed on a cycle-bill basis.  Transportation service customers are metered and billed on the last day of the month.  Therefore, PNM estimates unbilled decatherms and records cost of service and PGAC revenues for sales-service customers only.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

PNM’s wholesale electricity sales are recorded as operating revenues and the wholesale electricity purchases are recorded as costs of energy sold.  In accordance with EITF 03-11, derivative contracts that are net settled or “booked-out” are recorded net in earnings.  A book-out is the planned or unplanned netting of off-setting purchase and sale transactions.  A book-out is a transmission mechanism to reduce congestion on the transmission system or administrative burden (see further discussion below in Derivatives).  For accounting purposes, a book-out, as referred to above, is the recording of net revenues upon the settlement of a derivative contract.

Unrealized gains and losses on contracts that do not qualify for the normal purchases or normal sales exception or are not designated for hedge accounting are classified as trading transactions or economic hedges.  Trading transactions are defined as derivative instruments used to take advantage of existing market opportunities.  Changes in the fair value of trading transactions are reflected on a net basis in operating revenues.  Economic hedges are defined as derivative instruments, including long-term power agreements, used to hedge generation assets and purchase power costs.  Changes in the fair value of economic hedges are reflected in results of operations, with changes related to economic hedges on sales included in operating revenues and changes related to economic hedges on purchases included in cost of energy sold.

Depreciation and Amortization

PNM’s provision for depreciation and amortization of utility plant, other than nuclear fuel, is made based upon straight-line rates approved by the NMPRC.  Nuclear fuel is based on units-of-production.  TNMP’s provision for depreciation and amortization of utility plant is made based upon straight-line rates approved by the PUCT and, through December 31, 2006, by the NMPRC.  Depreciation of non-utility property is computed based on the straight-line method.  The provision for depreciation of certain equipment is allocated between depreciation expense and construction projects based on the use of the equipment.  Average rates used are as follows:

	2007	2006	2005

PNM
Electric plant	2.42%	2.43%	3.10%
Gas plant	2.82%	2.86%	2.93%
Common plant	6.32%	7.55%	8.65%
TNMP
Electric plant and common plant	3.48%	3.53%	3.34%

Amortization of Debt Acquisition Costs

Discount, premium and expense related to the issuance of long-term debt are amortized over the lives of the respective issues.  Gains and losses incurred upon the early retirement of long-term debt are recognized as expense or income, except for amounts attributable to NMPRC or PUCT regulation, which are amortized over the lives of the respective issues.

Derivatives

The Company follows SFAS 133, which requires derivative instruments to be recorded in the balance sheet as either an asset or liability measured at their fair value.  SFAS 133 also requires that changes in the derivatives’ fair value be recognized currently in earnings unless specific hedge accounting or normal purchase and sale criteria are met.  Special accounting for qualifying hedges allows derivative gains and losses to offset related change in value of the hedged item in the statement of earnings, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.  SFAS 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the period during which the hedged forecasted transaction affects earnings.  The results of hedge ineffectiveness and the change in fair value of a derivative that an entity has chosen to exclude from hedge effectiveness are required to be presented in current earnings.  See Note 8.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

Under SFAS 133, the Company treats all forward electric purchases and sales contracts subject to unplanned netting or book-out by the transmission provider as derivative instruments subject to mark-to-market accounting, unless the contract qualifies for the normal exception by meeting the definition in SFAS 133 of a capacity contract. Under this definition, the contract cannot permit net settlement, the seller must have the resources to serve the contract and the buyer must be a load serving entity.

In addition, the Company follows the provisions of EITF 02-3. Under EITF 02-3 all energy contracts held for trading purposes are presented on a net margin basis in the statement of earnings.  Energy contracts that do not meet the definition of a derivative under SFAS 133 are recognized in current earnings and are not marked to market.

EITF 03-11 gives guidance on whether realized gains and losses on derivative contracts not held for trading purposes should be reported on a net or gross basis and concludes such classification is a matter of judgment that depends on the relevant facts and circumstances.  PNM nets all realized gains and losses on derivative transactions that do not physically deliver and that are offset by similar transactions during settlement.  For the years ended December 31, 2007, 2006, and 2005, wholesale purchases of $122.0 million, $48.5 million, and $30.9 million, were netted with electric revenues in the Consolidated Statements of Earnings.

Decommissioning Costs

PNM owns and leases nuclear and fossil-fuel facilities that are within and outside of its retail service areas.  In accordance with SFAS 143, PNM is only required to recognize and measure decommissioning liabilities for tangible long-lived assets for which a legal obligation exists.  Nuclear decommissioning costs and related accruals are based on site-specific estimates of the costs for removing all radioactive and other structures at the site.  PNM’s accruals for Units 1, 2 and 3 have been made based on such estimates, the guidelines of the NRC and the probability of a license extension.  PVNGS Unit 3 is excluded from PNM’s retail rates while PVNGS Units 1 and 2 are included.  PNM collects a provision for ultimate decommissioning of PVNGS Units 1 and 2 in its rates and recognizes a corresponding expense and liability for these amounts.  See Note 15.

Pension and Other Postretirement Benefits

See Note 12 for a discussion of pension and postretirement benefits expense, including a discussion of the actuarial assumptions.

Stock-Based Compensation

See Note 13 for a discussion of stock-based compensation expense.

Income Taxes

Income taxes are accounted for in accordance with the provisions of SFAS 109, which uses the asset and liability method for accounting for income taxes.  Under SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis.  Current NMPRC and PUCT approved rates include the tax effects of the majority of these differences.  SFAS 109 requires that rate-regulated enterprises record deferred income taxes for temporary differences accorded flow-through treatment at the direction of a regulatory commission.  The resulting deferred tax assets and liabilities are recorded at the expected cash flow to be reflected in future rates.  Because the NMPRC and the PUCT have consistently permitted the recovery of tax effects previously flowed-through earnings, the Company has established regulatory liabilities and assets offsetting such deferred tax assets and liabilities.  Items accorded flow-through treatment under rate orders, deferred income taxes and the future ratemaking effects of such taxes, as well as corresponding regulatory assets and liabilities, are recorded in the financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

In July 2006, the FASB issued FIN 48, which requires that the Company recognize only the impact of tax positions that, based on their merits, are more likely than not to be sustained upon an IRS audit. See Note 11 for the impacts of FIN 48.

Excise Taxes

The Company pays certain fees or taxes which are either considered to be an excise tax or similar to an excise tax.  Substantially all of these taxes are recorded on a net basis in the Consolidated Statements of Earnings.

Cumulative Effect of Changes in Accounting Principles

In 2005, PNMR, PNM and TNMP adopted FIN 47 and recognized a cumulative effect of a change in accounting principle that decreased 2005 earnings.  The amount is net of amounts expensed in prior years for cost of removal included in depreciation.  FIN 47 requires the accrual of costs associated with conditional retirement obligations.  PNMR, PNM and TNMP 2005 earnings were decreased $0.9 million, $0.5 million and $0.4 million, net of income tax benefits of $0.6 million, $0.3 million and $0.2 million.  PNMR’s 2005 net earnings per diluted common share was decreased $0.01.

(2)	Acquisitions, Dispositions and Impairments

PNM Gas Sale and Cap Rock Acquisition

On January 12, 2008, PNM reached a definitive agreement to sell its natural gas operations, which comprise the PNM Gas segment, to NMGC, a subsidiary of Continental, for $620 million in cash. In a separate transaction that is conditioned upon the sale of the natural gas operations, PNMR will acquire CRHC, Continental's regulated Texas electric transmission and distribution business, for $202.5 million in cash, subject to adjustment for the changes in certain components of working capital, and subject to the condition that the outstanding indebtedness of that business is eliminated at or prior to closing. PNMR will acquire CRHC and its subsidiary Cap Rock Energy, an electric distribution and transmission company serving approximately 36,000 customers in 28 counties in north, west and central Texas. PNMR expects to use the net proceeds of these transactions to retire debt, fund future electric capital expenditures and for other corporate purposes. The agreements each contain a number of customary representations and warranties and indemnification provisions as well as closing conditions, including regulatory and third party approvals.  The parties may terminate each of the agreements under certain circumstances and may be obligated to pay a termination fee in connection therewith.  The sale of the natural gas operations is subject to, among other conditions, receiving approval from the NMPRC and review under the anti-trust rules. PNMR’s acquisition of CRHC’s electric operations also requires anti-trust review and approvals by FERC and the PUCT. Pending all approvals, the transactions are expected to close by the end of 2008. There are no material relationships between the PNMR and Continental parties other than in respect of the transactions described herein. See Note 23 for financial information concerning PNM Gas, which is classified as discontinued operations in the accompanying financial statements.

Twin Oaks Acquisition, Impairment and Disposition

On April 18, 2006, PNMR’s wholly owned subsidiary, Altura, purchased the Twin Oaks business, which included a 305 MW coal-fired power plant located 150 miles south of Dallas, Texas for $480.0 million in cash plus the assumption of contracts and liabilities.  The acquisition was accounted for using the purchase method of accounting.  Under this method, the purchase price was allocated and fair market value adjustments were made to the assets acquired and the liabilities assumed.  Effective June 1, 2007, PNMR contributed Altura, including the Twin Oaks business, to EnergyCo.  See Note 22.  The results of Twin Oaks operations have been included in the Consolidated Financial Statements of PNMR from April 18, 2006 through May 31, 2007.  Beginning June 1, 2007, the Twin Oaks operations are included in EnergyCo, which is accounted for by PNMR using the equity method.  PNMR secured interim financing for Altura to close the transaction. See Note 6.  In addition, PNMR incurred transaction and other costs of $1.1 million.

The following table presents the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At April 18, 2006
(In thousands)
Net utility plant	$594,653
Current assets	10,341
Intangible assets	25,000
Deferred charges	99,598
Total assets acquired	729,592

Current liabilities	95,758
Deferred credits	152,776
Total liabilities assumed	248,534

Net assets acquired	$481,058

The Twin Oaks purchase agreement included the development rights for a possible 600-megawatt expansion of the plant, which PNMR classified as an intangible asset with a value of $25 million at the date of acquisition.  PNMR reassessed this valuation as of April 1, 2007 and determined that the asset was impaired, resulting in a pre-tax loss of $3.4 million, which was recorded in energy production costs.  EnergyCo has not made a decision regarding the Twin Oaks expansion, but it is considering a variety of options, including self development or sale to a third party.

As part of the acquisition of Twin Oaks, PNMR determined the fair value of two contractual obligations to sell power.  The first contract obligated PNMR to sell power through September 2007 at which time the second contract began and extends for three years.  In comparing the pricing terms of the contractual obligations against the forward price of electricity in the relevant market, PNMR concluded that the contracts were below market.  In accordance with SFAS 141, the contracts were recorded at fair value to be amortized as an increase in operating revenue over the contract periods.  The amortization matches the difference between the forward price curve and the contractual obligations for each month in accordance with the contract as of the acquisition date.  For the first contract, $94.9 million was recorded in other current liabilities and $52.4 million was recorded in other deferred credits for a total of $147.3 million.  For the second contract, $29.6 million was recorded in other deferred credits.  As of May 31, 2007, PNMR had amortized $105.9 million for the first contract and nothing for the second contract.

The following unaudited pro forma financial information presents a summary of PNMR’s consolidated results of operations for the years ended December 31, 2006 and 2005 assuming the acquisition of Twin Oaks had been completed as of the beginning of the year, including adjustments, which are based upon preliminary estimates, to reflect the allocation of the purchase price to the acquired net assets.  The pro forma financial information does not include synergy savings that may result from the business combination and is not necessarily indicative of the results of operations if the acquisition had been effective as of these dates.  In addition, the pro forma financial information does not include results of operations from TNP prior to its acquisition on June 6, 2005.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

	For the Year Ended
	December 31,
	2006	2005
	(In thousands, except per share amounts)
Operating revenues	$2,023,068	$1,741,930
Operating expenses	$1,750,604	$1,557,184
Earnings from continuing operations	$122,839	$84,164
Net earnings	$135,698	$99,888
Earnings from continuing operations per common share:
Basic	$1.76	$1.28
Diluted	$1.74	$1.25
Net earnings per common share:
Basic	$1.94	$1.52
Diluted	$1.92	$1.49

TNP Acquisition

On June 6, 2005, PNMR acquired all of the outstanding common shares of TNP, including its principal subsidiaries, TNMP and First Choice.  The aggregate purchase price was $1,221 million, including a net payment to the previous owner of $162.0 million consisting of $74.6 million of cash and common stock valued at $87.4 million. The acquisition was accounted for using the purchase method of accounting.  Under this method, the purchase price was allocated and fair market value adjustments were made to the assets acquired and the liabilities assumed.  The excess of the purchase price over net assets acquired was allocated to goodwill.  PNMR “pushed down” the effects of purchase accounting to the financial statements of TNMP and First Choice.  Accordingly, TNMP’s post-acquisition financial statements reflect a new basis of accounting, and separate financial statements and footnote amounts in tabular format are presented for pre-acquisition and post-acquisition periods, separated by a heavy black line.  The results of TNP’s operations have been included in the Consolidated Financial Statements of PNMR from that date.

The estimated fair values of the assets acquired and liabilities assumed is as follows:

(In thousands)

Net utility plant	$580,427
Other property and investments	3,785
Current assets	213,229
Goodwill	499,155
Other intangible assets	79,254
Deferred assets	125,264
Total assets acquired	1,501,114

Current liabilities	70,815
Long-term debt	814,725
Preferred stock	222,224
Deferred liabilities	209,790
Total liabilities assumed	1,317,554

Net assets acquired	$183,560

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

TNP’s largest subsidiary, TNMP, is a regulated utility; therefore, in accordance with SFAS 71, the valuations of the majority of the assets and liabilities did not change significantly.

The $499.2 million of goodwill was allocated between TNMP and First Choice in the amounts of $367.3 million and $131.9 million.  Of the TNMP amount, $102.8 million was transferred to PNM Electric as part of the transfer of TNMP’s New Mexico operations.  See Note 3 and Note 23.  None of the total goodwill amount is expected to be deductible under Section 197 of the Internal Revenue Code.

The following unaudited pro forma financial information presents a summary of PNMR’s consolidated results of operations for the year ended December 31, 2005, assuming the acquisition of TNP had been completed as of January 1, 2005.  The pro forma financial information does not include other items or synergy savings that may result from the business combination and is not necessarily indicative of the results of operations if the acquisition had been effective January 1, 2005.  Specifically, it does not include a charge of $11.3 million ($7.3 million net of tax) that was recorded during 2005 in conjunction with the issuance of equity-linked units in connection with the acquisition.  See Note 6.

December 31,
2005
(In thousands, except per share amounts)
Operating revenues	$1,790,633
Operating expenses	$1,644,414
Earnings from continuing operations	$63,131
Net earnings	$78,855
Earnings from continuing operations per common share:
Basic	$0.92
Diluted	$0.90
Net earnings per common share:
Basic	$1.15
Diluted	$1.13

Other

In 2006, the NMPRC approved a stipulation to allow PNM to convert its 141-megawatt combustion turbine Afton Generating Station to a combined cycle plant and bring Afton into retail rates in its next rate case, which was anticipated to be effective January 1, 2008.   The Afton costs, including the costs of conversion, allowable for ratemaking were stipulated to be the lower of the actual cost or $187.6 million. The combined cycle plant was declared commercial on October 12, 2007 and is now anticipated to come into PNM’s retail rates approximately May 7, 2008.  During the final start-up stages, problems were encountered that required piping modifications and significant problems were encountered with the control software and interfaces.  Furthermore, the new turbine and generator experienced problems that required inspection of all five bearings.  The combination of these issues caused delays and increased costs.  The total Afton costs will exceed the stipulated maximum amount and the excess will not be recoverable in rates. Therefore, the Afton asset has been impaired, as defined under GAAP.   A pre-tax impairment charge of $19.5 million ($11.8 million after income taxes) has been recorded by PNM in energy production costs.

On June 29, 2007, a wholly-owned subsidiary of PNMR purchased 100% of a trust that owns a 2.27% undivided interest, representing 29.8 MW, in PVNGS Unit 2 and a 0.76% undivided interest in certain PVNGS common facilities, as well as a lease under which such facilities are leased to PNM.  The beneficial interest in the trust was purchased for $44.0 million in cash and the assumption of $41.2 million in long-term debt payable to PVNGS Capital Trust.  This long-term debt offsets a portion of the investment in PVNGS lessor notes and is eliminated in PNMR’s consolidated financial statements.  The funds for the purchase were provided by PNMR.  The lease remains in effect and this transaction has no impact on PNM’s consolidated financial statements.  In January 2008, an application was filed with the NMPRC to allow ownership of the purchased asset to be transferred to PNM and for the approval of a mechanism for it to be recovered in regulated rates.

(3)         Segment Information

The following segment presentation is based on the methodology that management uses for making operating decisions and assessing performance of its various business activities.  A reconciliation of the segment presentation to the GAAP financial statements is provided.

As discussed below and effective January 1, 2007, TNMP’s New Mexico operations were transferred to PNM Electric.  See Note 23.  The 2006 and 2005 segment information do not reflect this transfer.

Effective as of December 31, 2007, management changed the methodology it uses to operate and assess the business activities of the Company.  This resulted in the following changes, which have been reflected in the segment information presented below, including recasting prior period information to be consistent with the new methodology:
•	Certain activities of PNM in the wholesale markets that were previously considered a separate segment are now part of the PNM Electric segment.
•	Unusual and non-recurring items previously included in the Corporate and Other segment are now shown within the operating segments.
•	Certain items shown as Corporate and Other for PNM are now included in PNM Electric.
•
The PNM Gas segment is reported as discontinued operations. Certain corporate items that historically were allocated to the PNM Gas segment cannot be included as discontinued operations and were reassigned to PNM Electric.  These items include officer compensation, depreciation on common utility and shared-service assets, and postage costs.  The after-tax amount of costs reassigned in the years 2007, 2006 and 2005 totaled $6.4 million, $6.3 million, and $5.0 million.  See Note 2 and Note 23.

•
Realized gains and losses on non-normal derivative transactions that do not physically deliver and that are offset by similar transactions during settlement were previously considered on a gross presentation basis within the operating segments and reflected on a net basis in accordance with EITF 03-11 through reclassification in the Corporate and Other segment.  These items are now presented on a net basis within the operating segments.

PNM Electric

PNM Electric includes the retail electric utility operations of PNM that are subject to traditional rate regulation by the NMPRC.  PNM Electric provides integrated electricity services that include the generation, transmission and distribution of electricity for retail electric customers in New Mexico as well as the sale of transmission to third parties and, through December 31, 2006, the TNMP Electric segment.  PNM Electric also includes the generation and sale of electricity into the wholesale market.  This includes the asset optimization of PNM’s jurisdictional assets as well as the capacity of its generating plants excluded from retail rates.   Although the FERC has jurisdiction over the wholesale rates, they are not subject to traditional regulation.

TNMP Electric

TNMP Electric is an electric utility operating in Texas and, through December 31, 2006, in New Mexico. TNMP’s operations are subject to traditional rate regulation by the PUCT.  TNMP provides regulated transmission and distribution services in Texas under the TECA.

Through December 31, 2006, TNMP provided integrated electric services that included the transmission, distribution, purchase and sale of electricity to its New Mexico customers as well as transmission to third parties and to PNM.  Effective January 1, 2007 TNMP’s New Mexico business was transferred to PNM.  PNM was TNMP’s sole supplier for TNMP’s load in New Mexico prior to the transfer of assets to PNM.

PNM Gas

PNM Gas distributes natural gas to most of the major communities in New Mexico that is subject to traditional rate regulation by the NMPRC.  The customer base of PNM Gas includes both sales-service customers and transportation-service customers.  PNM Gas purchases natural gas in the open market and resells it at cost to its sales-service customers.  As a result, increases or decreases in gas revenues resulting from gas price fluctuations do not impact gross margin or earnings.  As described in Note 23, PNM entered into an agreement to sell its gas operations on January 12, 2008.  PNM Gas is reported as discontinued operations in the accompanying financial statements and is not included in the segment information presented below.  Financial information regarding PNM Gas is also presented in Note 23.

Altura

The Altura segment includes the results of Twin Oaks from the date of its acquisition by PNMR on April 18, 2006 until its contribution to EnergyCo as of June 1, 2007. See Note 2 and Note 22.

First Choice

First Choice is a certified retail electric provider operating in Texas, which allows it to provide electricity to residential, small and large commercial, industrial and institutional customers.  Although First Choice is regulated in certain respects by the PUCT, it is not subject to traditional rate of return regulation.

EnergyCo

Upon the contribution of Altura to EnergyCo, EnergyCo became a separate segment for PNMR effective June 1, 2007.  PNMR’s investment in EnergyCo is held in the Corporate and Other segment and is accounted for using the equity method of accounting. EnergyCo’s revenues and expenses are not included in PNMR’s consolidated revenues and expenses or the following tables.  See Notes 2 and 22.

Corporate and Other

PNMR Services Company is included in the Corporate and Other segment.

The following tables present summarized financial information for PNMR by operating segment. Excluding PNM Gas, which is presented as discontinued operations, PNM has only one operating segment.  TNMP operates in only one reportable segment.  Therefore, tabular segment information is not presented for PNM and TNMP.  Explanations for footnotes (a) through (g) follow the tables.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

PNMR SEGMENT INFORMATION

2007	PNM Electric		TNMP Electric	Altura	First Choice	Corporate and Other		Consolidated
				(In thousands)
Operating revenues	$1,136,974		$109,818	$65,395	$600,617	$1,225		$1,914,029
Intersegment revenues	-		70,603	-	78	(70,681)		-
Total revenues	1,136,974		180,421	65,395	600,695	(69,456)		1,914,029
Cost of energy	638,675		29,529	22,063	500,755	(69,497)		1,121,525
Gross margin	498,299		150,892	43,332	99,940	41		792,504
Operating expenses	381,105	(a)	67,821	18,636	57,262	6,943		531,767
Depreciation and amortization	83,223		30,401	7,684	1,881	12,506		135,695
Operating income	33,971		52,670	17,012	40,797	(19,408)		125,042

Interest income	41,655		85	146	2,137	(869)		43,154
Equity in net earnings of EnergyCo	-		-	-	-	7,581		7,581
Other income (deductions)	11,647		1,468	1	(56)	(5,570	) (b)	7,490
Net interest charges	(52,662)		(25,168)	(8,523)	(763)	(33,039	) (c)	(120,155)

Segment earnings before income taxes	34,611		29,055	8,636	42,115	(51,305)		63,112

Income taxes (benefit)	11,220	(a)	10,647	3,419	14,929	(36,989	) (b,c)	3,226
Preferred stock dividend requirements	528		-	-	-	-		528

Segment earnings (loss) from continuing operations	$22,863		$18,408	$5,217	$27,186	$(14,316)		$59,358

Gross property additions (f)	312,988		$42,725	$919	$184	$61,770		418,586

At December 31, 2007:
Total Assets (g)	$3,456,800		$972,792	$-	$367,838	$428,106		$5,225,536
Goodwill	$102,775		$261,121	$-	$131,768	$-		$495,664

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

2006	PNM Electric	TNMP Electric	Altura	First Choice	Corporate and Other	Consolidated
			(In thousands)
Operating revenues	$1,064,350	$187,935	$125,131	$584,759	$1,185	$1,963,360
Intersegment revenues	51,114	69,055	-	140	(120,309)	-
Total revenues	1,115,464	256,990	125,131	584,899	(119,124)	1,963,360
Cost of energy	607,026	103,021	38,860	455,126	(119,788)	1,084,245
Gross margin	508,438	153,969	86,271	129,773	664	879,115
Operating expenses	331,133	79,256	12,982	66,916	8,333	498,620
Depreciation and amortization	78,008	31,576	13,060	2,026	5,992	130,662
Operating income	99,297	43,137	60,229	60,831	(13,661)	249,833

Interest income	32,091	922	250	2,474	276	36,013
Other income (deductions)	5,324	7,901	15	(391)	(569)	12,280
Net interest charges	(47,055)	(28,926)	(20,917)	(802)	(36,408)	(134,108)

Segment earnings before income taxes	89,657	23,034	39,577	62,112	(50,362)	164,018

Income taxes (benefit)	31,564	7,335	15,668	22,145	(21,182)	55,530
Preferred stock dividend requirements	528	-	-	-	-	528

Segment earnings (loss) from continuing operations	$57,565	$15,699	$23,909	$39,967	$(29,180)	$107,960

Gross property additions (f)	$213,929	$47,659	$939	$272	$26,089	$288,888

At December 31, 2006:
Total Assets (g)	$3,167,889	$1,203,860	$699,575	$362,206	$151,644	$5,585,174
Goodwill	$-	$363,764	$-	$131,974	$-	$495,738

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

2005	PNM Electric		TNMP Electric	First Choice	Corporate and Other	Consolidated
				(In thousands)
Operating revenues	$1,139,381		$108,475	$316,330	$1,924	$1,566,110
Intersegment revenues	25,376		45,875	-	(71,251)	-
Total revenues	1,164,757		154,350	316,330	(69,327)	1,566,110
Cost of energy	679,856		58,014	243,053	(69,910)	911,013
Gross margin	484,901		96,336	73,277	583	655,097
Operating expenses	338,053	(d)	40,830	28,404	5,761	413,048
Depreciation and amortization	95,481		17,595	1,094	4,242	118,412
Operating income	51,367		37,911	43,779	(9,420)	123,637

Interest income	34,150		1,001	1,545	2,364	39,060
Other income (deductions)	9,382	(e)	4,830	(79)	(16,910)	(2,777)
Net interest charges	(43,865)		(15,875)	(905)	(22,773)	(83,418)

Segment earnings before income taxes	51,034		27,867	44,340	(46,739)	76,502

Income taxes (benefit)	14,934	(d,e)	10,036	15,800	(18,269)	22,501
Preferred stock dividend requirements	528		-	-	2,340	2,868

Segment earnings (loss) from continuing operations	$35,572		$17,831	$28,540	$(30,810)	$51,133

Gross property additions (f)	$136,727		$27,928	$482	$25,658	$190,795

At December 31, 2005:
Total Assets (g)	$2,922,262		$1,169,090	$318,820	$49,048	$4,459,220
Goodwill	$-		$367,245	$131,910	$-	$499,155

Footnote explanations for the above tables are as follows:

(a)	Includes the impairment of plant assets of $19.5 million and an income tax benefit of $7.7 million.
(b)	Includes interest income of $8.0 million and an income tax benefit of $3.1 million due to a favorable tax decision.
(c)	Includes an income tax benefit of $16.0 million for the settlement with the IRS on previously unrecognized income tax benefits.
(d)	Includes the impairment of a turbine of $15.0 million and an income tax benefit of $5.9 million.
(e)	Includes an $11.3 million charge related to the issuance of equity-linked units and an income tax benefit of $4.5 million.
(f)	Excludes gross property additions related to PNM Gas discontinued operations of $39,154, $32,230, and $31,019 for December 31, 2007, 2006, and 2005.
(g)	Excludes total assets related to PNM Gas discontinued operations of $646,600, $645,660, and $665,489 at December 31, 2007, 2006, and 2005.

Major Customers

No individual customers accounted for more than 10% of the operating revenues of PNMR or PNM.  First Choice is a customer of TNMP and accounted for 39% of its operating revenues from continuing operations in 2007, 44% in 2006, and 50% in 2005.  One unaffiliated customer of TNMP accounted for 18% of its operating revenues from continuing operations in 2007, 14% in 2006, and 12% in 2005.

(4)	Regulatory Assets and Liabilities

Certain of the Company's operations are regulated by the NMPRC, PUCT and the FERC and the provisions of SFAS 71 are applied to its regulated operations.  Regulatory assets represent probable future recovery of previously incurred costs, which will be collected from customers through the ratemaking process.  Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process.  Regulatory assets and liabilities reflected in the Consolidated Balance Sheets are presented below.  See Note 23 for information on regulatory assets and liabilities of PNM Gas.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

PNMR

	December 31,
	2007	2006
Assets:	(In thousands)
Current:
Underground rate	$-	$356
Transmission rate case	157	-
Other	-	37
	157	393
Non-Current:
Mine reclamation costs	94,698	90,960
Deferred income taxes	78,705	80,646
Financing costs	23,579	24,471
Pension and OPEB	126,506	182,325
Loss on reacquired debt	15,018	18,258
Renewable energy certificates	9,794	7,950
Transmission rate case	183	-
Stranded costs	84,701	89,949
Carrying charges on stranded costs	39,162	41,584
Rate case expense	3,666	4,905
Other	5,860	5,861
	481,872	546,909
Total regulatory assets	$482,029	$547,302

Liabilities:
Non-Current:
Cost of removal	$(252,502)	$(240,860)
Deferred income taxes	(18,161)	(18,500)
Asset retirement obligation	(38,978)	(36,068)
PVNGS prudence audit	(2,411)	(2,734)
Pension and OPEB	(14,319)	(9,940)
Industrial fuel credit	-	(3,475)
Energy efficiency credit	(2,214)	-
Settlement due customers	(782)	(853)
Gain on reacquired debt	(90)	(380)
TNP acquisition – settlement due customers	(2,915)	(2,671)
Other	-	(4,091)
Total regulatory liabilities	$(332,372)	$(319,572)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

PNM

	December 31,
	2007	2006
	(In thousands)
Assets:
Current:
Underground rate	$-	$356
Transmission rate case	157	-
Other	-	37
	157	393
Non-Current:
Mine reclamation costs	94,698	90,960
Deferred income taxes	73,543	75,353
Financing costs	23,579	24,471
Loss on reacquired debt	14,584	17,471
Pension and OPEB	126,478	182,258
Renewable energy certificates	9,794	7,950
Transmission rate case	183	-
Other	5,860	5,861
	348,719	404,324
Total regulatory assets	$348,876	$404,717

Liabilities:
Non-Current:
Cost of removal	(222,445)	(200,206)
Deferred income taxes	(18,161)	(18,500)
Asset retirement obligation	(38,978)	(36,068)
PVNGS prudence audit	(2,411)	(2,734)
Settlement due customers	(782)	(853)
Gain on reacquired debt	(90)	(380)
TNP acquisition – settlement due customers	(2,915)	(2,671)
Other	-	(4,026)
Total regulatory liabilities	$(285,782)	$(265,438)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

TNMP

	December 31,
	2007	2006
	(In thousands)
Assets:
Non-Current:
Stranded costs	$84,701	$89,949
Carrying charges on stranded costs	39,163	41,584
Deferred income taxes	5,162	5,293
Pension and OPEB	28	67
Loss on reacquired debt	434	787
Rate case expense	3,666	4,905
Total regulatory assets	$133,154	$142,585

Liabilities:
Non-Current:
Cost of removal	$(30,057)	$(40,654)
Industrial fuel credit	-	(3,475)
Energy efficiency credit	(2,214)	-
Pension and OPEB	(14,319)	(9,940)
Retail competition transition obligation	-	(65)
Total regulatory liabilities	$(46,590)	$(54,134)

The Company’s regulatory assets and regulatory liabilities are reflected in rates charged to customers or have been addressed in a regulatory proceeding.  The Company receives or pays a rate of return on these regulatory assets and regulatory liabilities, except for mine reclamation costs and financing costs.  Financing costs are amortized over the life of the debt, with the remaining amortization periods ranging from 1 to 28 years.

The Company is permitted, under rate regulation, to accrue and record a regulatory liability for the estimated cost of removal and salvage associated with certain of its assets through depreciation expense.  With the issuance of SFAS 158, actuarial losses and prior service costs are required to be recorded in accumulated other comprehensive income; however, the amortization of these items is recoverable through the Company’s rates.  For information related to TNMP’s stranded costs, see Note 17.  PNM records a regulatory asset for renewable energy certificates at $0.005 per KWh.  A renewable energy certificate represents one KWh of energy produced from a renewable energy source as defined by the New Mexico Renewable Energy Act.  The source of the renewable energy certificates is PNM’s PPA to purchase renewable energy from the New Mexico Wind Energy Center.

Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that future recovery of its regulatory assets are probable.

(5)	Stockholders’ Equity

Common Stock

See Note 6 for details related to PNMR’s issuance of equity-linked units and common stock.

In September 2005, as part of the TNP acquisition financing, TNMP redeemed and cancelled 1,090 shares of its privately held stock held by TNP at the book value of $56,888.91 per share, for a total of $62.0 million.  TNP subsequently paid a cash dividend of $62.0 million to PNMR.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

As described in Note 23, the New Mexico customers of TNMP were transferred to PNM effective January 1, 2007.  In connection with the transfer, TNMP transferred those operations to TNP by redeeming a portion of its common stock.  TNP then transferred those operations to PNMR, which transferred them to PNM as a capital contribution.

Dividends on Common Stock

The declaration of common dividends by PNMR is dependent upon a number of factors including the ability of PNMR’s subsidiaries to pay dividends.  PNMR’s primary sources of dividends are its operating subsidiaries.

PNM did not pay any cash dividends to PNMR in 2007 and 2006. PNM paid cash dividends of $91.0 million to PNMR in 2005.  TNMP paid cash dividends to PNMR of $35.0 million in 2007 and $12.0 million in 2005. TNMP did not pay any cash dividends to PNMR in 2006.

The NMPRC has placed certain restrictions on the ability of PNM to pay dividends to PNMR, including the restriction that PNM cannot pay dividends that cause its debt rating to fall below investment grade.

The NMPRC has also restricted PNM from paying dividends in any year, as determined on a rolling four quarter basis, in excess of net earnings without prior NMPRC approval.  PNM can pay dividends from earnings to PNMR as well as equity contributions made by PNMR.  Additionally, PNM has various financial covenants that limit the transfer of assets, through dividends or other means.  Under the most restrictive of such numerical tests, as of December 31, 2007, PNM would be allowed to pay dividends to PNMR in an amount of up to approximately $205 million.

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

PNM’s cumulative preferred shares outstanding bear dividends at 4.58% per annum.  PNM preferred stock does not have a mandatory redemption requirement but may be redeemed, at PNM’s option, at 102% of the stated value plus accrued dividends.  The holders of the preferred stock are entitled to payment before the holders of common stock in the event of any liquidation or dissolution or distribution of assets of PNM.  In addition, PNM’s preferred stock is not entitled to a sinking fund and cannot be converted into any other class of stock of PNM.

TNMP has no preferred stock outstanding.  The number of authorized shares of TNMP cumulative preferred stock is 1 million shares.

(6)	Financing

Borrowing Arrangements Between PNMR and its Subsidiaries

PNMR has intercompany loan agreements with its subsidiaries. Individual subsidiary loan agreements vary in amount from $20.0 million to $50.0 million and have either reciprocal or non reciprocal terms.  As of December 31, 2007, TNMP had outstanding borrowings of $3.4 million from PNMR under its intercompany loan agreement.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

Short-term Debt

PNMR and PNM have revolving credit facilities for borrowings up to $600 million under the PNMR Facility and $400 million under the PNM Facility that primarily expire in 2012 and local lines of credit amounting to $15 million and $13.5 million.  PNMR and PNM also have commercial paper programs under which they may issue up to $400 million and $300 million of commercial paper.  The revolving credit facilities serve as support for the commercial paper programs.  Operationally, this means the aggregate borrowings under the commercial paper program and the revolving credit facility for each of PNMR and PNM cannot exceed the maximum amount of the revolving credit facility for that entity.  At December 31, 2007, the weighted average interest rate for the PNMR Facility was 6.13% and for the PNM Facility was 5.80%.  The weighted average interest rate on the PNMR local lines of credit was 6.25%.

In April 2006, PNMR entered into a short-term bridge loan agreement under which it borrowed $480.0 million for temporary financing of Twin Oaks.  See Note 2. Prior to December 31, 2006, $230.5 million of the bridge loan was repaid and the remaining amount was repaid on April 17, 2007.

Short-term debt outstanding consists of:

	December 31,	December 31,
Short-term Debt	2007	2006
	(In thousands)

PNM
Commercial paper	$-	$251,300
Revolving credit facility	321,000	-
	321,000	251,300
PNMR
Commercial paper	-	263,550
Revolving credit facility	343,500	-
Local lines of credit	1,400	-
Bridge loan	-	249,495

	$665,900	$764,345

In addition to the above borrowings, PNM had letters of credit outstanding of $3.1 million at December 31, 2007 that reduce the available capacity under the PNM Facility.  Also, PNMR had letters of credit outstanding of $19.1 million, including $1.9 million for TNMP, that reduce the available capacity under the PNMR Facility.

Long-Term Debt

During 2005, PNMR issued senior notes in conjunction with private and public offerings. See Equity-Linked Units Offerings below.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

In July of 2006, the City of Farmington, New Mexico authorized the issuance of new tax-exempt bonds to finance a portion of the environmental project at SJGS.  On June 26, 2007, the City of Farmington, New Mexico issued $20.0 million of its PCRBs to finance or reimburse PNM for expenditures incurred in connection with pollution control equipment at the SJGS.  PNM is obligated to pay amounts equal to the principal and interest on the PCRBs.  In addition, PNM issued $20.0 million of senior unsecured notes to secure and guarantee the PCRBs. Both the PCRBs and the senior unsecured notes mature in 2037 and bear interest at 5.15%. The proceeds from the PCRBs were placed directly in trust with an independent trustee. As PNM incurs qualified expenditures, it receives reimbursement from the trustee. In the event PNM does not incur qualified expenditures at least equal to the proceeds of the PCRBs, the amount remaining in the trust must be used by the trustee to redeem a portion of the PCRBs.  As of December 31, 2007, PNM had received $12.1 million from the trust. The senior unsecured notes are included in long-term debt in the Consolidated Balance Sheets of PNM and PNMR and the amount remaining in the trust is a restricted special deposit and included in other investments since it is restricted for the acquisition of items that will be included in utility plant.

At December 31, 2006, TNMP had $175.0 million, 6.25% senior unsecured notes that mature in 2009 and $250.0 million, 6.125% senior notes that mature in 2008.  TNMP is required to redeem the 6.125% senior notes if it receives proceeds from the securitization of stranded costs.  Effective June 15, 2007, TNMP redeemed $100.0 million of its 6.125% Senior Notes Due 2008 at a redemption price of 100.5% of the principal amount redeemed, plus accrued interest. To facilitate the redemption, PNMR made a cash contribution, recorded as equity, of $101.2 million to TNP, which then made an equity contribution to TNMP in the same amount.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

Information concerning long-term debt outstanding is as follows:

	December 31,
Long-term Debt	2007	2006
	(In thousands)
PNM Debt
First Mortgage Bonds, Pollution Control Revenue Bonds:
5.70% due 2016	$65,000	$65,000
Senior Unsecured Notes, Pollution Control Revenue Bonds:
6.30% due 2016	77,045	77,045
5.75% due 2022	37,300	37,300
5.80% due 2022	100,000	100,000
6.375% due 2022	90,000	90,000
6.30% due 2026	23,000	23,000
6.60% due 2029	11,500	11,500
4.875% due 2033	46,000	46,000
4.875% due 2033	100,000	100,000
5.15% due 2037	20,000	-
4.00% due 2038	36,000	36,000
Senior Unsecured Notes:
4.40% due 2008	300,000	300,000
7.50% due 2018	100,025	100,025
Other, including unamortized discounts	(200)	2,045
	1,005,670	987,915
Less current maturities	299,969	710
	705,701	987,205
TNMP Debt
Senior Notes:
6.125% due 2008	148,935	248,935
6.25% due 2009	167,690	167,690
Other, including unamortized discounts	(134)	6,444
	316,491	423,069
Less current maturities	148,882	2,523
	167,609	420,546
PNMR Debt
Equity-Linked Units:
6.75% due 2010	247,250	247,250
6.625% due 2010	100,000	100,000
Other, including unamortized discounts	11,667	10,971
	358,917	358,221
Less current maturities	368	65
	358,549	358,156

Total Consolidated PNMR Debt	1,681,078	1,769,205
Less current maturities	449,219	3,298
	$1,231,859	$1,765,907

Financing Activities

On February 26, 2008, the Board of Directors of TNMP authorized TNMP to enter into a proposed $150 million short-term bank loan agreement with two banks.  The terms of the bank loan are subject to final negotiation and execution of a loan agreement.

PNMR has a universal shelf registration statement filed with the SEC for the issuance of debt securities and equity securities, preferred stock, purchase contracts, purchase contract units and warrants.  As of December 31, 2007, PNMR had approximately $400 million of remaining unissued securities under this registration statement.  In August 2006, PNMR filed a new universal shelf registration statement for common equity with the SEC.  Under SEC rules, this new universal shelf registration statement may be amended to add additional securities.  As a result, subject to certain conditions and limitations, this new shelf registration statement has unlimited capacity.

PNM has a universal shelf registration statement filed with the SEC for the issuance of debt securities, equity securities, preferred stock, purchase contracts, purchase contract units and warrants.  As of December 31, 2007, PNM had approximately $200 million of remaining unissued securities registered under its shelf registration statement.

Interest Rate Swaps

PNMR has entered into three fixed-to-floating interest rate swaps with an aggregate notional principal amount of $150.0 million.  Under these swaps, PNMR receives a 4.40% fixed interest payment on the notional principal amount on a semi-annual basis and pays a floating rate equal to the six month LIBOR plus 58.15 basis points (0.5815%) on the notional amount through September 15, 2008.  The initial floating rate was 1.91% and will be reset every six months.  The floating rate was reset on September 15, 2007, to 6.09%.  The swaps are accounted for as fair-value hedges with a liability position of $1.5 million as of December 31, 2007, with a corresponding reduction of long-term debt.

TNP Acquisition

In conjunction with the acquisition of TNP, on June 6, 2005, PNMR made an equity investment of $110.5 million in TNP, which TNP used to repay in full amounts owed under TNP’s credit agreement.  In addition, PNMR agreed to provide funds to TNP to enable TNP to redeem $224.6 million of its preferred stock and $296.5 million of its senior notes, which amounts include interest.  In order to fund a portion of the cost of redemption, PNMR issued $370.0 million of commercial paper and the balance of the funds came from other cash available to PNMR. The total redemption amount was an equity investment by PNMR in TNP.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

Each purchase contract contains a mandatory obligation for the holder to purchase, and PNMR to sell, at a purchase price of $25.00 in cash, shares of PNMR’s common stock (or preferred stock under certain circumstances in a ratio of 1/10 of a preferred share for each share of common stock) on or before November 16, 2008.  Generally, the number of shares the purchaser is obligated to purchase depends on the average closing price per share of PNMR’s common stock over a 20-day trading period ending on the third trading day immediately preceding November 16, 2008, subject to anti-dilution adjustments (which have not occurred through December 31, 2007).  If the average closing price for the 20-day trading period is equal to or greater than $25.12 per share, the settlement rate will be 0.9954 shares of common stock.  If the average closing price for the trading period is less than $25.12 per share but greater than $20.93 per share, the settlement rate is equal to $25.00 divided by the average closing price of PNMR’s common stock for the trading period.  If the average closing price for the trading period is less than or equal to $20.93 per share, the settlement rate will be 1.1945 shares of common stock.  The purchaser has the option to settle its obligations under the purchase contracts at any time on or prior to the fifth business day immediately preceding November 16, 2008.  Prior to November 16, 2008, the senior notes will be remarketed.  If the remarketing is successful, the interest rate on the senior notes may change to a rate selected by the remarketing agent, and the maturity of the senior notes may be extended to a date selected by PNMR, but no later than November 2011.  If the remarketing of the senior notes is not successful, the maturity and interest rate of the senior notes will not change and holders of the equity-linked units will have the option of putting their senior notes to PNMR to satisfy their obligations under the purchase contracts.  Although there can be no assurance, PNMR expects that the remarketing of the senior notes will be successful.

The purchase contracts are forward transactions in PNMR’s common stock.  Upon issuance in October 2005, a liability for the present value of the purchase contract adjustment payments of $4.6 million was recorded as a reduction in stockholders’ equity, with an offsetting increase in other deferred credits.  Contract adjustment payments reduce this liability.  In addition, $11.3 million was recorded as an increase in stockholders’ equity based on the increase in PNMR's stock price from August 2004, when the agreement was signed, to October 2005, when the equity-linked units were issued.  Upon settlement of each purchase contract, PNMR will receive the stated amount of $25.00 on the purchase contract and will issue the requisite number of shares of common stock (or preferred stock under certain circumstances in a ratio of 1/10 of a preferred share for each share of common stock).  The stated amount received will be recorded as an increase in stockholders’ equity.  PNMR anticipates that between 3,981,600 and 4,778,000 shares of its common stock will be issued upon settlement of the purchase contracts.

Prior to the issuance of common stock (or preferred stock under certain circumstances) upon settlement of the purchase contracts, the equity-linked units are reflected in diluted earnings per share calculations using the treasury stock method as defined by SFAS 128.  Under this method, the number of shares of common stock used in calculating diluted earnings per share (based on the settlement formula applied at the end of the reporting period) is deemed to be increased by the excess, if any, of the number of shares that would be issued upon settlement of the purchase contracts less the number of shares that could be purchased by PNMR in the market at the average market price during the period, using the proceeds to be received upon settlement.  Therefore, dilution will occur for periods when the average market price of PNMR’s common stock for the reporting period is above $25.12, and will potentially occur when the average price of PNMR’s common stock for the 20-day trading period preceding the end of the reporting period is lower than the average price of PNMR’s common stock for the full reporting period.  The dilutive effect for the year ended December 31, 2007 was 492,300 shares.

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

Each purchase contract contains a mandatory obligation for the holder to purchase, and PNMR to sell, at a purchase price of $50.00 in cash, shares of PNMR’s common stock on or before May 16, 2008.  Generally, the number of shares each holder of the equity-linked units is obligated to purchase depends on the average closing price per share of PNMR’s common stock over a 20-day trading period ending on the third trading day immediately preceding May 16, 2008, subject to anti-dilution adjustments.  Reflecting dilution through December 31, 2007, if the average closing price for the 20-day trading period is equal to or greater than $32.27 per share, the settlement rate will be 1.5496 shares of common stock; if the average closing price for the trading period is less than $32.27 per share but greater than $26.45 per share, the settlement rate is equal to $50.00 divided by the average closing price of PNMR’s common stock for the trading period; if the average closing price for the trading period is less than or equal to $26.45 per share, the settlement rate will be 1.8905 shares of common stock.  The holders of equity-linked units have the option to settle their obligations under the purchase contracts at any time on or prior to the seventh business day immediately preceding May 16, 2008.  Prior to May 16, 2008, the senior notes will be remarketed.  If the remarketing is successful, the interest rate on the senior notes may change to a rate selected by the remarketing agent, and the maturity of the senior notes may be extended to a date selected by PNMR, but no later than May 2038.  If the remarketing of the senior notes is not successful, the maturity and interest rate of the senior notes will not change and holders of the equity-linked units will have the option of putting their senior notes to PNMR to satisfy their obligations under the purchase contracts.  Although there can be no assurance, PNMR expects that the remarketing of the senior notes will be successful.

The purchase contracts are forward transactions in PNMR’s common stock. Upon issuance, a liability for the present value of the purchase contract adjustment payments of $13.9 million was recorded as a reduction in stockholders’ equity, with an offsetting increase to other deferred credits.  Contract adjustment payments reduce this liability.  Upon settlement of each purchase contract, PNMR will receive the stated amount of $50.00 on the purchase contract and will issue the requisite number of shares of common stock.  The stated amount received will be recorded as an increase to stockholders’ equity.  PNMR has reserved 10 million shares of its common stock for issuance pursuant to the purchase contracts.  Based on the settlement rates at December 31, 2007, PNMR anticipates that between 7,662,772 and 9,348,523 shares of its common stock will be issued upon settlement of the purchase contracts.

Prior to the issuance of common stock upon settlement of the purchase contracts, the equity-linked units are being reflected in diluted earnings per share calculations using the treasury stock method as defined by SFAS 128 and described above.  Dilution will occur for periods when the average market price of PNMR’s common stock for the reporting period is above $32.27, and will potentially occur when the average price of PNMR’s common stock for the 20-day trading period preceding the end of the reporting period is lower than the average price of PNMR’s common stock for the full reporting period.  The dilutive effect for the year ended December 31, 2007 was 179,256 shares.

Sale of PNMR Common Stock

In December 2006, PNMR issued 5,750,000 shares of its common stock at $30.79 per share. PNMR received net proceeds from this offering, after deducting underwriting discounts and commissions and expenses, of $170.8 million. PNMR used the net proceeds from these stock sales to repay debt associated with the acquisition of Twin Oaks.

In March 2005, PNMR issued 3,910,000 shares of its common stock at $26.76 per share.  PNMR received net proceeds from this offering, after deducting underwriting discounts and commissions and expenses, of $101.0 million.  PNMR used the net proceeds to retire high cost TNP debt and preferred stock, to complete the construction of Luna, a combined-cycle power plant near Deming, New Mexico, and for other general corporate purposes.

Pursuant to the terms of the PNM Direct Plan, PNMR began offering new shares of PNMR common stock through the plan beginning in June 2006.  In August 2006, PNMR entered into an equity distribution agreement to offer and sell up to 8.0 million shares of PNMR common stock from time to time.  The agreement provides that PNMR will not sell more shares than needed for the aggregate gross proceeds from such sales to reach $200.0 million.  Through December 31, 2007, PNMR had sold a combined total of 2.1 million shares of its common stock through the PNMR Direct Plan and the equity distribution agreement for net proceeds of $58.5 million, at a weighted average price of $27.35.  PNMR has no current plans to use its equity distribution agreement.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

New Mexico Energy Investments LLC

In 2002, PNM entered into an agreement with FPL to develop a 200 MW wind generation facility in New Mexico.  PNM began receiving commercial power from the project in June 2003.  FPL owns and operates the New Mexico Wind Energy Center, which consists of 136 wind-powered turbines on a site in eastern New Mexico.  PNM has a PPA to purchase all the power generated by the New Mexico Wind Energy Center for 25 years.

On December 20, 2006, PNMR entered into purchase and sale agreement with ESI Northeast Energy LP, Inc., an affiliate of FPL, and acquired an interest in the New Mexico Wind Energy Center by the purchase of a 1% membership interest in New Mexico Energy Investments, LLC for $21.2 million.  At closing, PNMR paid $6.2 million in cash and issued a promissory note for $15.0 million at an annual interest rate of 6%. PNMR will make an annual payment of $2.7 million for principal and interest until the final maturity date of the promissory note on December 31, 2013.  PNMR will receive state and federal tax benefits from its ownership interest.  PNMR’s ownership interest terminates on December 31, 2013.

(7)	Lease Commitments

PNMR leases office buildings and other equipment under operating leases.

PNM leases interests in Units 1 and 2 of PVNGS, a leased interest in the EIP transmission line, office buildings, vehicles and other equipment under operating leases.  Covenants in PNM's PVNGS Units 1 and 2 lease agreements, expiring in 2015 and 2016, limit PNM's ability, without consent of the owner participants in the lease transactions, (i) to enter into any merger or consolidation, or (ii) except in connection with normal dividend policy, to convey, transfer, lease or dividend more than 5% of its assets in any single transaction or series of related transactions.  PNM has a PPA for the entire output of Delta, a gas-fired generating plant in Albuquerque, New Mexico, which is classified as an operating lease with imputed annual lease payments of $6.0 million.  See Note 9 for additional information about the Delta operating lease.  PNM also has a PPA for 40 MW of capacity from Pyramid Unit 4, which is classified as an operating lease and is proposed to be sold.  See Note 8.

TNMP leases radio tower antenna space, office buildings, vehicles and other equipment under operating leases.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

Future minimum operating lease payments at December 31, 2007 are:

	PNMR	PNM	TNMP
		(In thousands)

2008	$35,114	$30,268	$3,219
2009	30,229	26,802	2,001
2010	27,995	25,346	1,476
2011	26,717	24,951	1,139
2012	37,188	36,194	661
Later years	142,345	144,896	362
	299,588	288,457	8,858
Future payments under non-cancelable subleases	2,476	633	-
Total minimum lease payments	$297,112	$287,824	$8,858

Operating lease expense, including TNP lease expense from June 6, 2005, was:

	PNMR	PNM	TNMP
		(In thousands)

2007	$40,547	$29,668	$3,233
2006	$36,137	$28,356	$1,408
2005	$36,712	$28,514	$1,447

(8)	Fair Value of Derivative and Other Financial Instruments

GAAP defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.  Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique.  Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current transaction.  Fair value is based on market quotes provided by the Company’s investment bankers and trust advisors.  The market prices used to value the Company’s mark-to-market energy portfolio are based on closing exchange prices and over-the-counter quotations.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

Non-Derivative Financial Instruments

The carrying amounts reflected on the Consolidated Balance Sheets approximate fair value for cash, temporary investments, receivables, and payables due to the short period of maturity.  The carrying amount and fair value of other financial instruments (including current maturities) are:

	December 31, 2007		December 31, 2006
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
PNMR
Long-term debt	$1,681,078	$1,681,355	$1,769,205	$1,791,056
Investment in PVNGS lessor notes	$216,936	$238,766	$280,930	$314,211

PNM
Long-term debt	$1,005,670	$1,000,260	$987,915	$993,740
Investment in PVNGS lessor notes	$256,292	$282,083	$280,930	$314,211

TNMP
Long-term debt	$316,491	$319,714	$423,069	$425,109

PNM’s investment in the EIP transmission line and related facilities includes a 60% ownership and a 10.25% note investment maturing in 2012.  It is carried at cost on the Consolidated Balance Sheet in other investments.  The balance as of December 31, 2006 and 2005 was $10.9 million and $12.0 million.

Available-for-sale securities consist solely of PNM assets held in trust for its share of decommissioning costs of PVNGS and PNM’s executive retirement program.  The trusts hold equity and fixed income securities.  These amounts are included in other investments on the Consolidated Balance Sheets.  (See Note 1 for additional information related to the fair value of investments.)  The carrying value, gross unrealized gains and losses and estimated fair value of investments in available-for-sale securities are as follows:

	December 31, 2007
	Unrealized Gains	Unrealized Losses	Fair Value
		(In thousands)
Available-for-sale:
Equity securities	$20,182	$(57)	$78,014
Municipal bonds	534	-	23,631
U.S. Government securities	458	-	13,409
Corporate bonds	39	-	5,299
Other investments	159	-	21,751
	$21,372	$(57)	$142,104

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

	December 31, 2006
	Unrealized Gains	Unrealized Losses	Fair Value
		(In thousands)
Available-for-sale:
Equity securities	$24,710	$-	$83,648
Municipal bonds	996	(1)	25,802
U.S. Government securities	122	-	7,423
Corporate bonds	12	-	2,518
Other investments	-	-	8,719
	$25,840	$(1)	$128,110

The proceeds and gross realized gains and losses on the disposition of available-for-sale investments for PNMR and PNM are shown in the following table.  Realized gains and losses are determined by specific identification of costs of securities sold.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Proceeds from sales	$165,330	$98,660	$106,624
Gross realized gains	$19,483	$10,970	$11,825
Gross realized (losses)	$(7,016)	$(5,256)	$(3,176)

At December 31, 2007, the available-for-sale securities had the following maturities:

Fair Value
(In thousands)

Within 1 year	$1,244
After 1 year through 5 years	8,256
After 5 years through 10 years	8,736
Over 10 years	24,103
Equity securities	78,014
Other investments	21,751
$142,104

During 2005, PNMR determined that one of its investments, Wood River, had experienced a loss in market value and the entire investment of $3.6 million was written-off.  PNMR cannot predict when or if it will receive a return of the cash value of its investment in Wood River.

Derivative Instruments

Under derivative accounting and related rules for energy contracts, the Company accounts for its various derivative instruments for the purchase and sale of energy differently based on the Company’s intent.   Energy contracts that do not qualify for the normal sales and purchases exception are recorded at fair value on the Consolidated Balance Sheets.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

Fair value is based on current market quotes as available and are supplemented by modeling techniques and assumptions made by the Company to the extent quoted market prices or volatilities are not available.  Generally, market data to value these instruments is available for up to five years for gas swaps and electricity contracts and up to 18 months for options.  The remaining periods are referred to as the illiquid period and are valued using internally developed pricing data.  The Company regularly assesses the validity and availability of pricing data for the illiquid period of its derivative transactions.  Although management uses its best judgment in estimating the fair value of these derivative instruments, there are inherent limitations in any estimation technique.

The Company utilizes the following derivative instruments by commodity type:

Energy Contracts – forward derivative physical and financial purchases and sales of electricity and natural gas with the intent of optimizing the Company’s net generation position and to take advantage of existing market opportunities.

Fixed-for-Float Swaps – forward financial and physical purchases and sales of fixed-for-float price and basis swaps to manage the price risk associated with electricity and natural gas and to hedge the variable component of certain heat-rate based power products.

Options – forward physical and financial purchases and sales of electricity and natural gas option-type derivative instruments with the intent of optimizing the Company’s net generation position and to take advantage of existing market opportunities.

For derivative transactions meeting the definition of a cash flow or fair value hedge, the Company documents the relationships between the hedging instruments and the items being hedged.  This documentation includes the strategy that supports executing the specific transaction and the methods utilized to assess the effectiveness of the hedges.  Changes in the fair value of contracts qualifying for cash flow hedge accounting are included in accumulated other comprehensive income.  The fair value of energy related derivative contracts is shown as derivative contracts on the Consolidated Balance Sheets.  The amounts shown as current assets and current liabilities relate to contracts that will be settled in the next twelve months.  Gains or losses related to cash flow hedge instruments are reclassified from accumulated other comprehensive income when the hedged transaction settles and impacts earnings.  Based on market prices at December 31, 2007, gains of $0.7 million for PNMR and $0.4 million for PNM would be reclassified from other comprehensive income into earnings during the next twelve months. However, the actual amount reclassified into earnings could vary due to future changes in market prices.

The Company has entered into a limited number of derivative energy contracts with terms that extend through 15 years.  Observable market data is not available for the illiquid period of these contracts.  In the third quarter of 2007, the Company refined the modeling technique used to value the impacts of the illiquid periods and the utilization of net present value in fair valuing its portfolio.  In the second quarter of 2007, PNM implemented new market price curve models and assumptions.  The cumulative effect of these changes in valuation is accounted for as a change in accounting estimate under SFAS 154.  The effect of the change in estimate was a decrease to net earnings for PNMR and PNM of $2.5 million for the year ended December 31, 2007, which is $ $0.03 per diluted share for PNMR.

PNMR

Normal Sales and Purchases Transactions

PNMR’s subsidiary, First Choice, enters into physical energy contracts to meet the needs of its retail load.  These contracts qualify for “normal” accounting designation pursuant to SFAS 133, as the energy purchased is physically delivered and sold to First Choice customers within ERCOT.  Expenses related to these purchases are recorded in cost of energy at the time of delivery.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

Hedge Accounting Transactions

First Choice also enters into natural gas swaps and options to hedge the variable component of certain heat-rate power contracts used to serve retail customer load.  The heat-rate contracts are priced based on a gas-to-power conversion factor using the NYMEX last day natural gas rates.  Both the natural gas swaps and options qualify for cash flow hedge accounting treatment under SFAS 133.  The natural gas swaps and the underlying power contract both contain like terms as both are indexed to NYMEX last day rates, therefore the transactions are effective and no hedge ineffectiveness is recorded. The settlement day for the natural gas option contracts is one day prior to NYMEX last day.  The Company has assessed the effectiveness and determined that the transactions are highly effective in offsetting changes associated with the underlying power contract.  The ineffectiveness reported in operating revenues through December 31, 2007 was insignificant.  The maximum length of time over which First Choice is hedging its exposure to the variability in future cash flows is December 2008.

The following tables do not include activity related to PNM Gas.  See Note 23.  PNMR’s commodity derivative instruments are summarized as follows:

	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
Type of Derivative	Mark-to-Market Instruments		Hedge Instruments
		(In thousands)
Current Assets
Energy Contracts	$14,486	$17,773	$864	$7,208
Gas fixed for float swaps	25,653	21,875	524	4,655
Options	7,372	4,032	358	-
Total Current Assets	47,511	43,680	1,746	11,863

Deferred Charges
Energy Contracts	14,133	2,666	-	26,991
Gas fixed for float swaps	26,898	7,288	-	1,872
Options	4,663	1,028	-	-
Total Deferred Charges	45,694	10,982	-	28,863

Total Assets	$93,205	$54,662	$1,746	$40,726

Current Liabilities
Energy Contracts	$(19,842)	$(16,499)	$-	$-
Gas fixed for float swaps	(25,308)	(21,518)	(1,058)	(6,845)
Options	(7,594)	(4,003)	(30)	(109)
Total Current Liabilities	(52,744)	(42,020)	(1,088)	(6,954)

Long-Term Liabilities
Energy Contracts	(42,009)	(7,472)	-	(154)
Gas fixed for float swaps	(4,465)	(862)	(32)	(1,915)
Options	(8,700)	(842)	-	-
Total Long-Term Liabilities	(55,174)	(9,176)	(32)	(2,069)

Total Liabilities	$(107,918)	$(51,196)	$(1,120)	$(9,023)

Net Total Assets and Total Liabilities	$(14,713)	$3,466	$626	$31,703

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

PNM

Normal Sales and Purchases Transactions

PNM enters into forward physical contracts for the sale of PNM’s electric capacity in excess of its retail and wholesale firm requirement needs, including reserves.  In addition, PNM enters into forward physical contracts for the purchase of retail needs, including reserves, when resource shortfalls are forecast to exist.  PNM generally accounts for these as normal sales and purchases as defined by SFAS 133.  From time to time PNM makes forward purchases to serve its retail needs when the cost of purchased power is less than the incremental cost of its generation.

PNM is exposed to market risk if its generation capabilities were disrupted or if its retail load requirements were greater than anticipated.  If PNM were required to cover all or a portion of its net open contract position, it would have to meet its commitments through market purchases.

Hedge Accounting Transactions

Electricity

PNM enters into forward physical contracts to hedge the cash flow risk associated with PNM’s forecasted excess generation.  These hedges are effective in offsetting future cash flow volatility caused by changes in the forward price of electricity and qualify for hedge accounting under SFAS 133.  There is no hedge ineffectiveness on these transactions because the hedged transactions and the hedged item are based on the same forward curve.  Any market changes in valuation are recorded in other comprehensive income.  The maximum length of time over which PNM is hedging its exposure to the variability in future cash flows is through September 2008.

Gas

PNM also enters into various fixed-for-float price swaps to manage the costs associated with running PNM’s gas-fired generation units.  The hedges are effective in offsetting future cash flow volatility caused by changes in natural gas prices.  These hedges may result in hedge ineffectivenss as the hedged transaction and the hedged item may vary due to basis differential between the NYMEX Henry Hub and the Permian Basin Hub.  At December 31, 2007, PNM had no basis differential, as all the fixed-for-float price swaps were at the Permian Basin hub.  The Company has assessed the effectiveness and determined that the transactions are highly effective in offsetting changes associated with the underlying hedged item.  The ineffectiveness reported through cost of energy sold as of December 31, 2007 was immaterial.  The maximum length of time over which PNM is hedging its exposure to the variability in future cash flows is through December 2008.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

The following table does not include activity related to PNM Gas.  (See Note 23).  PNM’s commodity derivative instruments are summarized as follows:

	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
Type of Derivative	Mark-to-Market Instruments		Hedge Instruments
		(In thousands)
Current Assets
Energy Contracts	$2,587	$16,374	$864	$1,057
Gas fixed for float swaps	6,650	1,950	422	1,615
Options	4,336	2,986	-	-
Total Current Assets	13,573	21,310	1,286	2,672

Deferred Charges
Energy Contracts	9,443	2,666	-	-
Gas fixed for float swaps	23,253	7,101	-	1,872
Options	4,663	825	-	-
Total Deferred Charges	37,359	10,592	-	1,872

Total Assets	$50,932	$31,902	$1,286	$4,544

Current Liabilities
Energy Contracts	$(6,872)	$(10,928)	$-	$-
Gas fixed for float swaps	(6,037)	(6,440)	(868)	(2,872)
Options	(4,119)	(3,255)	-	-
Total Current Liabilities	(17,028)	(20,623)	(868)	(2,872)

Long-Term Liabilities
Energy Contracts	(38,172)	(7,472)	-	(154)
Gas fixed for float swaps	(693)	(421)	(32)	(1,915)
Options	(8,700)	(801)	-	-
Total Long-Term Liabilities	(47,565)	(8,694)	(32)	(2,069)

Total Liabilities	$(64,593)	$(29,317)	$(900)	$(4,941)

Net Total Assets and Total Liabilities	$(13,661)	$2,585	$386	$(397)
Sale of Wholesale Contracts

On January 18, 2008, PNM entered into an agreement to sell certain wholesale power, natural gas and transmission contracts for $5.8 million, based on an assumed closing on March 31, 2008.  The purchase price is subject to adjustment depending on the actual date of closing.  These contracts represent a significant portion of the wholesale activity portfolio of PNM Electric, and include several long-term sales and purchase power agreements.  Included in the sales agreement is the Tri-State Pyramid Unit 4 operating lease and certain transmission agreements, which are not considered derivative instruments under SFAS 133.  The remaining contracts included in the sales agreement are derivative instruments and were fair valued at December 31, 2007 and are reflected in the above table as current assets of $6.3 million, deferred charges of $35.8 million, current liabilities of $10.7 million, and long-term liabilities of $47.6 million.  Due to the sale of the wholesale contracts, certain sale and purchase power agreements included in the portfolio no longer qualified for the normal sales and purchases exception pursuant to SFAS 133 as of December 31, 2007, resulting in a $19.2 million unrealized mark to market pre-tax loss.  In addition, PNM reclassified a $3.2 million gain from accumulated other comprehensive income into earnings at December 31,2007 as the result of the discontinuance of a cash flow hedge as it is probable that the forecasted transaction being hedged will no longer occur.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

(9)	Variable Interest Entities

FIN 46R became effective January 1, 2004 for those entities considered to be special purpose entities, and March 31, 2004 for others.  Under the model for consolidation promulgated by FIN 46R, a PPA may qualify as a variable interest if its terms expose the purchaser to variability in supply or operating costs and the contract is for a significant portion of the entity’s generating capacity.  PNM evaluated its PPAs under the provisions of FIN 46R and determined that one purchase contract entered into prior to December 31, 2003 qualifies as a variable interest.  Although PNM has continued to make ongoing efforts to obtain information, PNM has been unable to obtain the necessary information needed to determine if PNM was the primary beneficiary and if consolidation was needed despite efforts including a formal written request to the operator of the entity supplying power under the PPA.  The operator cited legal and competitive reasons for refusing to provide the information.

This variable interest PPA is a contract expiring in June 2020 to purchase 132 MW of capacity and energy, which is the full output of the Delta generating plant.   The contract is accounted for as an operating lease by PNM.  See Note 7 and Note 16 for more information about the Delta operating lease.  The contract contains a fixed capacity charge, a fixed O&M charge, and a variable energy charge that subject PNM to the changes in the costs to produce energy and operate the plant.  The capacity and O&M charges were $8.0 million in 2007, $8.2 million in 2006, and $6.4 million in 2005.  The energy charges were $1.0 million in 2007, $1.4 million in 2006 and $1.1 million in 2005.

PNM also has interests in other variable interest entities created before January 31, 2003, for which PNM is not the primary beneficiary.  These arrangements include PNM’s investment in a limited partnership and certain PNM leases.  The aggregate maximum loss exposure at December 31, 2007 that PNM could be required to record in its Consolidated Statement of Earnings as a result of these arrangements totals $4.0 million.  The creditors of these variable interest entities do not have recourse to the general credit of PNMR in excess of the aggregate maximum loss exposure.  As discussed in Note 16, PNM has entered into a purchase power agreement for the Valencia Energy Facility that will be consolidated under FIN 46R once the facility achieves commercial operation.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

(10)	Earnings Per Share

In accordance with SFAS No. 128, dual presentation of basic and diluted earnings per share has been presented in the Consolidated Statements of Earnings.  Information regarding the computation of earnings per share is as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Earnings:
Earnings from continuing operations	$59,358	$107,960	$51,133
Earnings from discontinued operations	15,516	12,858	15,724
Cumulative effect of change in accounting principle	-	-	(926)
Net Earnings	$74,874	$120,818	$65,931

Average Number of Common Shares Outstanding	76,719	69,829	65,928

Dilutive Effect of Common Stock Equivalents (a):
Stock options and restricted stock	537	567	712
Equity-linked units	672	240	440
Average Common and Common Equivalent Shares
Outstanding	77,928	70,636	67,080

Per Share of Common Stock – Basic:
Earnings from continuing operations	$0.77	$1.55	$0.78
Earnings from discontinued operations	0.21	0.18	0.23
Cumulative effect of change in accounting principle	-	-	(0.01)
Net Earnings	$0.98	$1.73	$1.00

Per Share of Common Stock – Diluted:
Earnings from continuing operations	$0.76	$1.53	$0.76
Earnings from discontinued operations	0.20	0.18	0.23
Cumulative effect of change in accounting principle	-	-	(0.01)
Net Earnings	$0.96	$1.71	$0.98

(a)
Excludes the effect of average anti-dilutive common stock equivalents related to out of-the-money options of 1,297,226 shares, 653,398 shares and 433,957 shares for the years ended December 31, 2007, 2006 and 2005.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

(11)	Income Taxes

PNMR

PNMR’s income taxes from continuing operations consist of the following components:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Current federal income tax	$(21,438)	$3,167	$9,407
Current state income tax	(10,112)	(1,179)	1,170
Deferred federal income tax	28,583	50,942	14,602
Deferred state income tax	9,517	6,068	772
Amortization of accumulated investment tax credits	(3,324)	(3,468)	(3,450)

Total income taxes	$3,226	$55,530	$22,501

PNMR’s provision for income taxes from continuing operations differed from the federal income tax computed at the statutory rate for each of the years shown.  The differences are attributable to the following factors:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Federal income tax at statutory rates	$22,089	$57,406	$26,776
Investment tax credits	(3,324)	(3,468)	(3,451)
Flow-through of depreciation items	2,143	1,764	1,896
Gains on the sale and leaseback of PVNGS Units 1 and 2	(64)	(73)	(73)
Reversal of deferred income taxes accrued at prior tax rates	(1,109)	(1,185)	(2,086)
Research and development credit	-	(1,290)	-
Affordable housing credit	(750)	(750)	(750)
Allowance for funds used during construction	(523)	(332)	(518)
State income tax	(828)	3,602	2,172
Favorable IRS settlement	(16,038)	-	-
Other	1,630	(144)	(1,465)

Total income taxes	$3,226	$55,530	$22,501

Effective tax rate	5.11%	33.86%	29.41%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

The components of PNMR’s net accumulated deferred income tax liability were:

	December 31,
	2007	2006
	(In thousands)
Deferred Tax Assets:
Power contracts	$-	$41,975
Other	75,538	77,785

Total deferred tax assets	75,538	119,760

Deferred Tax Liabilities:
Depreciation and plant related	(351,205)	(388,198)
Investment tax credit	(26,825)	(30,236)
Regulatory assets related to income taxes	(90,641)	(92,164)
Stranded costs	(47,197)	(47,958)
EnergyCo	(48,781)	-
Other	(137,901)	(177,723)
Total deferred tax liabilities	(702,550)	(736,279)
Net accumulated deferred income tax liabilities	$(627,012)	$(616,519)

The following table reconciles the change in PNMR’s net accumulated deferred income tax liability to the deferred income tax expense included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2007
(In thousands)

Net change in deferred income tax liability per above table	$10,493
Change in tax effects of income tax related regulatory assets and liabilities	1,820
Tax effect of mark-to-market on investments available for sale	12,955
Tax effect of excess pension liability	(873)
FIN48 adjustment	12,569
Deferred tax expense related to discontinued operations	(2,225)
Other	37
Deferred income tax expense	$34,776

The Company defers investment tax credits related to rate regulated assets and amortizes them over the estimated useful lives of those assets.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

PNM

PNM’s income taxes from continuing operations consist of the following components:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Current federal income tax	$(5,295)	$24,866	$15,088
Current state income tax	(1,225)	5,737	3,378
Deferred federal income tax	16,795	2,889	(678)
Deferred state income tax	3,850	832	138
Amortization of accumulated investment tax credits	(2,905)	(2,760)	(2,992)

Total income taxes	$11,220	$31,564	$14,934

PNM’s provision for income taxes from continuing operations differed from the federal income tax computed at the statutory rate for each of the years shown.  The differences are attributable to the following factors:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Federal income tax at statutory rates	$12,114	$31,380	$17,862
Investment tax credits	(2,905)	(2,761)	(2,993)
Flow-through of depreciation items	2,143	1,764	1,896
Gains on the sale and leaseback of PVNGS Units 1 and 2	(64)	(73)	(73)
Reversal of deferred income taxes accrued at prior tax rates	(969)	(969)	(1,963)
Research and development credit	-	(1,114)	-
Allowance for funds used during construction	(472)	(237)	(510)
Charitable contribution of appreciated property	-	-	-
State income tax	1,788	4,272	2,510
Other	(415)	(698)	(1,795)

Total income taxes	$11,220	$31,564	$14,934

Effective tax rate	32.42%	35.21%	29.26%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

The components of PNM’s net accumulated deferred income tax liability were:

	December 31,
	2007	2006
	(In thousands)

Deferred Tax Assets – other	$48,714	$64,922

Deferred Tax Liabilities:
Depreciation and plant related	(275,816)	(258,240)
Investment tax credit	(26,634)	(29,404)
Regulatory assets related to income taxes	(75,555)	(77,315)
Pension	(28,463)	(25,189)
Other	(78,310)	(72,434)
Total deferred tax liabilities	(484,778)	(462,582)
Net accumulated deferred income tax liabilities	$(436,064)	$(397,660)

The following table reconciles the change in PNM’s net accumulated deferred income tax liability to the deferred income tax expense included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2007
(In thousands)

Net change in deferred income tax liability per above table	$38,404
Change in tax effects of income tax related regulatory assets and liabilities	1,056
Tax effect of mark-to-market on investments available for sale	2,096
Tax effect of excess pension liability	(777)
Deferred tax on assets transferred from TNMP	(17,781)
FIN 48 adjustment	(2,020)
Deferred tax expense related to discontinued operations	(2,225)
Other	(1,014)
Deferred income tax liability expense	$17,739

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

TNMP

TNMP’s income taxes from continuing operations consist of the following components:

		Post-	Post-	Pre-
		Acquisition	Acquisition	Acquisition
	Year Ended	Year Ended	June 6-	January 1-
	December 31,	December 31,	December 31,	June 5,
	2007	2006	2005	2005
		(In thousands)

Current federal income tax	$18,716	$1,532	$(2,290)	$3,388
Current state income tax	973	411	(364)	466
Deferred federal income tax	(9,162)	5,013	8,328	(954)
Deferred state income tax	538	(462)	1,268	(127)
Amortization of accumulated investment
tax credits	(418)	(707)	(458)	(328)

Total income taxes	$10,647	$5,787	$6,484	$2,445

TNMP’s provision for income taxes from continuing operations differed from the federal income tax computed at the statutory rate for each of the periods shown.  The differences are attributable to the following factors:

		Post-	Post-	Pre-
		Acquisition	Acquisition	Acquisition
	Year Ended	Year Ended	June 6-	January 1-
	December 31,	December 31,	December 31,	June 5,
	2007	2006	2005	2005
		(In thousands)

Federal income tax at statutory rates	$10,169	$6,267	$6,317	$2,497
Investment tax credits	(418)	(707)	(458)	(328)
Reversal of deferred income taxes accrued
at prior tax rates	(141)	(216)	(123)	(93)
Allowance for funds used during construction	(45)	(94)	-	-
State income tax	985	387	1,092	552
Other	97	150	(344)	(183)

Total income taxes	$10,647	$5,787	$6,484	$2,445

Effective tax rate	36.64%	32.32%	35.92%	34.27%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

The components of TNMP’s net accumulated deferred income tax liability at December 31 were:

	December 31,
	2007	2006
	(In thousands)
Deferred Tax Assets – other	$16,647	$8,984

Deferred Tax Liabilities:
Depreciation and plant related	(74,638)	(91,818)
Stranded costs	(47,197)	(47,958)
Regulatory assets related to income taxes	(15,086)	(14,849)
Other	(191)	(832)
Total deferred tax liabilities	(137,112)	(155,457)
Net accumulated deferred income tax liabilities	$(120,465)	$(146,473)

The following table reconciles the change in TNMP’s net accumulated deferred income tax liability to the deferred income tax expense included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2007
(In thousands)

Net change in deferred income tax liability per above table	$(26,008)
Change in tax effects of income tax related regulatory assets and liabilities	763
Tax effect of excess pension liability	(96)
Deferred tax on assets transferred to PNM	17,781
FIN48 adjustments	(1,279)
Other	(203)
Deferred income tax expense	$(9,042)

In July 2006, the FASB issued FIN 48, which requires that the Company recognize only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority.  FIN 48 also specifies standards for recognizing interest income and expense related to income taxes.

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result, PNMR established a liability under FIN 48 of $33.9 million, reduced its previously recorded tax liabilities by $36.7 million, decreased the January 1, 2007 balance of retained earnings by $1.6 million, increased interest payable by $3.2 million, and decreased goodwill by $1.2 million.  PNM established an asset under FIN 48 of $3.6 million, increased its deferred tax liabilities by $5.4 million, decreased the January 1, 2007 balance of retained earnings by $1.1 million, and increased interest receivable by $0.6 million.  TNMP established no liability under FIN 48, recorded interest receivable of $3.3 million, increased the January 1, 2007 balance of retained earnings by $0.7 million, increased deferred tax liabilities by $1.3 million, and decreased goodwill by $1.3 million.

As of January 1, 2007 under FIN 48, PNMR had $33.9 million of unrecognized tax benefits, all of which would affect the effective tax rate if recognized; PNM had $3.6 million of unrecognized tax expense, none of which would affect the effective tax rate if recognized; and TNMP had no unrecognized tax benefits.  As a result of settlements with the IRS, PNMR recognized $16.3 million of income tax benefit during 2007.  Including this benefit, PNMR’s effective tax rate was 5.11% for the year ended December 31, 2007.  This non-recurring benefit reduced PNMR’s effective tax rate by 25.76% for the year ended December 31, 2007.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

A reconciliation of unrecognized tax benefits (expenses) is as follows:

	PNMR	PNM
	(In thousands)

Balance at January 1, 2007	$33,895	$(3,564)
Additions based on tax positions related to 2007	15,721	(29)
Reductions for tax positions of prior years	(15,786)	-
Settlements	(15,578)	3,346
Balance at December 31, 2007	$18,252	$(247)

Included in the balance at December 31, 2007 for PNMR are $2.5 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate.  None of PNM’s unrecognized tax liabilities or expenses at December 31, 2007 would affect the effective tax rate if recognized.

TNMP had no beginning or ending balance of unrecognized tax benefits, and no increases or decreases during the year ended December 31, 2007.

The Company does not expect the unrecognized tax benefit of PNMR, or the unrecognized tax benefits and expenses of PNM, to be settled or significantly reduced in the next twelve months.

Estimated interest income related to refunds the Company expects to receive is included in Other Income and estimated interest expense and penalties related to potential cash settlements are included in Interest Expense in the Consolidated Statements of Operations.  Interest income under FIN 48 for the year ended December 31, 2007 was $17.2 million for PNMR and $10.7 million for PNM.  Interest expense under FIN 48 was $0.1 million for TNMP.  At December 31, 2007, PNMR had accumulated accrued interest receivable of $11.6 million and accumulated accrued interest payable of $2.4 million; PNM had accumulated interest receivable of $11.6 million and accumulated interest payable of $0.2 million; and TNMP had accumulated interest payable of $0.6 million.

The Company files a federal consolidated and several consolidated and separate state income tax returns.  The tax years prior to 2001 are closed to examination by either federal or state taxing authorities.  2001 and 2002 are open for examination only for certain items.  Tax years after 2002 are open to examination, and the 2004 tax year of TNP is currently under federal income tax examination.

(12)     Pension and Other Postretirement Benefits

PNMR and its subsidiaries maintain qualified defined benefit pension plans, postretirement benefit plans providing medical and dental benefits, and executive retirement programs (“PNM Plans” and “TNMP Plans”).  PNMR maintains the legal obligation for the benefits owed to participants under these plans.

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

In September 2006, the FASB issued SFAS 158, which requires a plan sponsor to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Such changes are to be reported in other comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective to the Company as of the end of the fiscal year ending after December 15, 2006.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

SFAS 158 also requires unrecognized prior service costs and unrecognized gains or losses to be recorded in accumulated other comprehensive income and subsequently amortized. The amortization of these incurred costs will ultimately be included in SFAS 87 or SFAS 106 expenses in subsequent years. To the extent the amortization of these items will ultimately be recovered in future rates as SFAS 87 and SFAS 106 expenses, PNM and TNMP will record these costs as a regulatory asset or regulatory liability.

The Company has in place, for the PNM Plans and TNMP Plans, a policy that defines the investment objectives, establishes performance goals of the asset managers and provides procedures for the manner in which investments are to be reviewed. The plans implement investment strategies to achieve the following objectives:

·
Maximize the return on assets, commensurate with the risk that the Corporate Investment Committee deem appropriate to:  meet the obligations of the pension plans and other postretirement benefits plans; minimize the volatility of expense; and account for contingencies; and

•	Generate a rate of return for the total portfolio that equals or exceeds the actuarial investment rate assumption.

Management is responsible for the determination of the asset target mix and the expected rate of return. Under SFAS 87 and SFAS 106, as amended by SFAS 158, the expected long-term rate of return on pension and postretirement plan assets is calculated on the market-related value of assets. SFAS 87 and SFAS 106, as amended, require that actual gains and losses on pension and postretirement plan assets be recognized in the market-related value of assets equally over a period of not more than five years, which reduces year-to-year volatility. For the PNM Plans and TNMP Plans, the market-related value of assets is equal to the prior year’s market related value of assets adjusted for contributions, benefit payments and investment gains and losses that lie within a corridor of plus or minus 4.0% around the expected return on market value. Gains and losses that lie outside the corridor are amortized over five years.  This market-related valuation recognizes the portion of return that is outside the range over a five-year period from the year in which the return occurs. As such, the future value of assets will be impacted as previously deferred returns are recorded.

Pension Plans

For defined benefit pension plans, the PBO represents the actuarial present value, as of the date of each statement of financial position presented, of all benefits attributed by the pension benefit formula to employee service rendered prior to that date using assumptions to future compensation levels. The following tables present a reconciliation of the beginning and ending balances of the projected benefit obligation and change in the benefit obligation:

	PNM Plan		TNMP Plan
	Year Ended December 31,		Year Ended December 31,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

PBO at beginning of year	$535,717	$549,925	$72,963	$79,324
Service cost	144	504	-	-
Interest cost	31,811	30,842	4,229	4,339
Actuarial (gain) loss	(39,535)	(18,053)	(2,821)	(1,866)
Benefits paid	(29,278)	(27,501)	(7,752)	(8,834)
PBO at end of year	$498,859	$535,717	$66,619	$72,963

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

The following tables present the change in the fair value of pension plan assets and the pension plans’ funded status recognized as the pension asset (liability) in the Consolidated Balance Sheets:

	PNM Plan		TNMP Plan
	Year Ended December 31,		Year Ended December 31,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Fair value of plan assets at beginning of year	$485,775	$460,085	$81,816	$81,837
Actual return on plan assets	45,221	53,191	7,474	8,812
Benefits paid	(29,278)	(27,501)	(7,752)	(8,833)
Fair value of plan assets at end of year	501,718	485,775	81,538	81,816
Funded status	2,859	(49,942)	14,919	8,853
Asset (liability) for pension benefits recorded in balance sheet	$2,859	$(49,942)	$14,919	$8,853

The following table presents a reconciliation of prior service cost and net actuarial (gain) loss not yet recognized in AOCI as of December 31, 2007. The table also shows the amounts removed from AOCI and adjusted to regulatory asset liability as required under SFAS 71. Amortization amounts of prior service cost and net actuarial gain which are expected to be recognized in net periodic cost in 2008 are shown underneath the respective ending balances:

	PNM Plan		TNMP Plan
	December 31, 2007		December 31, 2007
	Prior service cost	Net actuarial (gain) loss	Net actuarial (gain) loss
	(In thousands)

Amounts in AOCI not yet recognized in net periodic cost (income) at beginning of year	$113	$8,220	$(796)
Change in actuarial assumptions	-	(43,977)	(3,454)
Regulatory asset (liability) adjustment	-	42,482	3,162
Amortization recognized in net periodic cost	(11)	(132)	1
Amounts in AOCI not yet recognized in net periodic cost (income) at end of year	$102	$6,593	$(1,087)

Amortization expected to be recognized in AOCI in 2008	$(11)	$(68)	$12

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

The following table presents the components of PNM net periodic cost (income) recognized in the Consolidated Statements of Earnings:

PNM Plan	Pension Benefits
	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Service cost	$144	$504	$1,907
Interest cost	31,811	30,842	30,267
Expected long-term rate of return on plan assets	(40,780)	(40,556)	(40,168)
Amortization of net (gain) loss	3,890	4,839	3,569
Amortization of prior service cost	317	317	317
Net periodic (income) cost	$(4,618)	$(4,054)	$(4,108)

The following significant weighted-average assumptions were used to determine the PNM projected benefit obligation and net periodic cost (income):

PNM Plan
	2007	2006	2005

Discount rate for determining projected benefit obligation at December 31	6.88%	6.10%	5.75%
Discount rate for determining net periodic cost (income)	6.10%	5.75%	6.00%
Expected long-term rate of return on plan assets	8.75%	9.00%	9.00%
Rate of compensation increase	N/A	N/A	N/A

The assumed discount rate for determining the projected benefit obligation of 6.88% at December 31, 2007 was determined based on a review of long-term high-grade bonds and management’s expectations. The discount rate was increased by 0.78% at December 31, 2007 over December 31, 2006, resulting in a decrease in the PNM pension benefit obligation of $37.2 million at December 31, 2007.  Should actual experience differ from actuarial assumptions, the projected benefit obligation and net periodic cost (income) would be affected.

The expected long-term rate of return on plan assets of 8.75% at December 31, 2007 reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the PNM projected benefit obligations. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. The target asset allocation is determined based on consultations with external investment advisors. The expected long-term rate of return assumption for the PNM pension plan compares to the actual return of 9.7% for the year ended December 31, 2007. If all other factors were to remain unchanged, a 1% decrease in the expected long-term rate of return would cause PNM’s 2008 net periodic cost to decrease $4.9 million (analogous change would result from a 1% increase).

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

The following table presents the components of TNMP net periodic (income) cost recognized in the Consolidated Statements of Earnings:

TNMP Plan	Pension Benefits
			Post-	Pre-
			Acquisition	Acquisition
	Year Ended	Year Ended	June 6-	January 1-
	December 31,	December 31,	December 31,	June 5,
	2007	2006	2005	2005

		(In thousands)

Service cost	$-	$-	$1,353	$848
Interest cost	4,229	4,339	2,499	1,875
Expected long-term rate of return on plan assets	(6,840)	(7,018)	(4,155)	(2,387)
Amortization of net (gain) loss	(7)	-	-	-
Amortization of prior service cost	-	-	-	(49)
Net periodic benefit (income) cost	$(2,618)	$(2,679)	$(303)	$287

The following significant weighted-average assumptions were used to determine the TNMP projected benefit obligation and net periodic cost (income):

TNMP Plan			Post-	Pre-
			Acquisition	Acquisition
	Year Ended	Year Ended	June 6-	January 1-
	December 31,	December 31,	December 31,	June 5,
	2007	2006	2005	2005
		(In thousands)
Discount rate for determining projected benefit
obligation at the end of the period	6.72%	6.10%	5.75%	5.25%
Discount rate for determining net periodic
cost (income)	6.10%	5.75%	5.25%	5.75%
Expected long-term rate of return on plan assets	8.75%	9.00%	9.00%	7.80%
Rate of compensation increase	N/A	N/A	3.50%	3.50%

The assumed discount rate for determining the projected benefit obligation of 6.72% at December 31, 2007 was determined based on a review of long-term high-grade bonds and management’s expectations. The discount rate was increased by 0.62% at December 31, 2007 over December 31, 2006, resulting in a decrease in the TNMP pension benefit obligation of $3.0 million at December 31, 2007.  Should actual experience differ from actuarial assumptions, the projected benefit obligation and net periodic cost (income) would be affected.

The expected long-term rate of return on plan assets of 8.75% at December 31, 2007 reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the TNMP projected benefit obligations. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. The target asset allocation is determined based on consultations with external investment advisors. The expected long-term rate of return assumption for the TNMP pension plan compares to the actual return of 9.7% for the year ended December 31, 2007. If all other factors were to remain unchanged, a 1% decrease in the expected long-term rate of return would cause TNMP’s 2008 net periodic income to decrease $0.8 million (analogous change would result from a 1% increase).

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

The projected benefit obligation and accumulated benefit obligation are equal for the PNM pension and TNMP pension plans.  The PNM pension plan was frozen in 1997.  The TNMP pension plan was frozen in 2005.  The following sets forth the pension plans’ projected and accumulated benefit obligation and the fair value of plan assets as of the date of each statement of financial position presented:

	PNM Plan		TNMP Plan
	December 31,		December 31,
	2007	2006	2007	2006
	(In thousands)

Projected benefit obligation	$498,859	$535,717	$66,619	$72,963
Accumulated benefit obligation	$498,859	$535,717	$66,619	$72,963
Fair value of plan assets	$501,718	$485,775	$81,538	$81,816

The following table outlines the asset allocations for the pension plans:

	PNM Plan		TNMP Plan
	December 31,		December 31,
	2007	2006	2007	2006

Equity securities	57%	59%	50%	56%
Fixed income	21%	22%	23%	22%
Alternative investments	22%	19%	27%	22%
	100%	100%	100%	100%

The pension plans target the following asset allocations:

	PNM	TNMP
	Plan	Plan

Equity securities	57.5%	57.5%
Fixed income	22.5%	22.5%
Alternative investments	20%	20%
	100%	100%

Alternative investments include real estate, private equity, and hedge funds. The private equity and hedge fund investments are limited partner structures that are multi-manager multi-strategy funds. Real estate investments are with a private real estate investment trust that invests in a diversified portfolio of real estate, mortgages, and other real estate related assets. This investment approach gives broad diversification and minimizes risk compared to a direct investment in any one component of the funds.

The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	PNM	TNMP
	Plan	Plan
	(In thousands)

2008	$30,611	$6,955
2009	$31,916	$7,218
2010	$33,285	$6,457
2011	$34,778	$6,317
2012	$36,381	$6,507
Years 2013 – 2017	$202,090	$27,785

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

There are no contributions to the plans expected in 2008.

Other Postretirement Benefits

For postretirement benefit plans, the APBO is the actuarial present value as of a date of all future benefits attributed under the terms of the postretirement benefit plan to employee service rendered to that date.

The following table presents a reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation and change in the obligation:
	PNM Plan		TNMP Plan
	Year Ended December 31,		Year Ended December 31,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

APBO at beginning of year	$129,329	$131,689	$11,197	$12,807
Service cost	2,530	2,713	394	424
Interest cost	7,712	7,367	661	710
Participant contributions	1,482	1,381	160	281
Amendments	-	(809)	-	-
Actuarial (gain) loss	(9,283)	(5,348)	(1,180)	(2,325)
Benefits paid	(8,098)	(7,664)	(453)	(700)
APBO at end of year	$123,672	$129,329	$10,779	$11,197

The following tables present the change in the fair value of pension plans assets and the pension plans funded status recognized as the pension asset (liability) in the Consolidated Balance Sheets:

	PNM Plan
	Year Ended December 31,
	2007	2006
	(In thousands)

Fair value of plan assets at beginning of year	$66,790	$58,484
Actual return on plan assets	4,949	7,644
Employer contributions	6,444	6,945
Participant contributions	1,482	1,381
Benefits paid	(8,098)	(7,664)
Fair value of plan assets at end of year	71,567	66,790
Funded status	(52,105)	(62,539)
APBO Net balance sheet (liability) asset	$(52,105)	$(62,539)

The APBO net balance sheet liability for the PNM Plan above includes benefit costs of PNM Gas employees.  It is expected that part of this APBO liability will be transferred to the purchaser of the gas company.  It is currently estimated at December 31, 2007 that the APBO net balance sheet liability attributable to PNM Gas employees is $11.8 million.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

	TNMP Plan
	Year Ended December 31,
	2007	2006
	(In thousands)

Fair value of plan assets at beginning of period	$7,162	$6,462
Actual return on plan assets	661	381
Employer contributions	377	738
Participant contributions	160	281
Benefits paid	(453)	(700)
Fair value of plan assets at end of period	7,907	7,162
Funded status	(2,872)	(4,035)
APBO Net balance sheet (liability) asset	$(2,872)	$(4,035)

The following tables present a reconciliation of prior service cost and net actuarial (gain) loss not yet recognized in AOCI as of December 31, 2007. The table also shows the amounts removed from AOCI and adjusted to regulatory asset (liability) as required under SFAS 71. Amortization amounts of prior service cost and net actuarial gain expected to be recognized in net periodic cost (income) in 2008, are shown underneath their respective ending balances:

	PNM Plan		TNMP Plan
	December 31, 2007		December 31, 2007
	Prior service cost/(credit)	Net actuarial (gain)/loss	Prior service cost	Net actuarial (gain)/loss
	(In thousands)

Amount in AOCI not yet recognized in net periodic cost (income) at beginning of year	$(1,325)	$4,026	$21	$(134)
Change in actuarial assumptions	-	(8,375)	-	(1,384)
Regulatory asset (liability) adjustment	-	8,091	-	1,314
Amortization recognized in net periodic cost	193	(199)	(3)	8
Amounts in AOCI not yet recognized in net periodic cost (income) at end of year	$(1,132)	$3,543	$18	$(196)

Amortization expected to be recognized in AOCI in 2008	$193	$(164)	$(3)	$14

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

The following table presents the components of PNM postretirement net periodic benefit cost recognized in the Consolidated Statements of Earnings:

PNM Plan	Pension Benefits
	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Service cost	$2,530	$2,713	$2,764
Interest cost	7,712	7,367	6,765
Expected long-term rate of return on plan assets	(5,856)	(5,418)	(5,300)
Amortization of net gain and regulatory liability	5,842	6,680	6,105
Amortization of prior service cost and regulatory asset	(5,687)	(5,687)	(6,290)
Net periodic benefit cost (income)	$4,541	$5,655	$4,044

The following significant weighted-average assumptions were used to determine the PNM accumulated postretirement benefit obligation and postretirement benefit cost:

PNM Plan
	2007	2006	2005
Discount rate for determining accumulated postretirement
benefit obligation at December 31	6.91%	6.10%	5.75%
Discount rate for determining postretirement benefit cost	6.10%	5.75%	6.00%
Expected long-term rate of return on plan assets	8.75%	9.00%	9.00%
Rate of compensation increase	N/A	N/A	N/A

The assumed discount rate for determining the accumulated postretirement benefit obligation of 6.91% was determined based on a review of long-term high-grade bonds and management’s expectations. The discount rate was increased at December 31, 2007 by 0.81% resulting in a decrease in the PNM accumulated postretirement benefit obligation of $10.0 million. Should actual experience differ from actuarial assumptions, the accumulated postretirement benefit obligation and postretirement benefit cost would be affected.

The expected long-term rate of return on plan assets of 8.75% at December 31, 2007 reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the PNM accumulated postretirement benefit obligations. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. The target asset allocation is determined based on consultations with external investment advisors. The expected long-term rate of return assumption for the PNM postretirement benefit plan compares to the actual return of 7.7% for the year ended December 31, 2007. If all other factors were to remain unchanged, a 1% decrease in the expected long-term rate of return would cause PNM’s 2008 postretirement benefit cost to increase $0.7 million (analogous change would result from a 1% increase).

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a prescription drug benefit under Medicare, named “Medicare Part D” as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  In 2005, PNM’s other postretirement benefits plan was amended in response to Medicare Part D, effective January 1, 2006, to reimburse retirees for their Medicare Part D premium up to $35.00 per month. The fair value of the postretirement benefit obligation was actuarially determined using a measurement date of August 1, 2005 and a discount rate of 5.50%.  The weighted average expected rate of return on plan assets was 9.0%.  There is no change to the on-going measurement date of the PNM other postretirement benefit plan; it will remain December 31. The effect of this change was to increase expenses by $1.0 million for year ended December 31, 2005.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

The following table presents the components of TNMP postretirement net benefit cost recognized in the Consolidated Statements of Earnings:

TNMP Plan			Post-	Pre-
			Acquisition	Acquisition
	Year Ended,	Year Ended,	June 6-	January 1-
	December 31,	December 31,	December 31,	June 5,
	2007	2006	2005	2005
		(In thousands)

Service cost	$394	$424	$290	$195
Interest cost	661	710	376	282
Expected long-term rate of return on plan assets	(456)	(456)	(241)	(136)
Amortization of transition obligation	-	-	-	136
Amortization of prior service cost and regulatory asset	60	60	-	-
Amortization of net (gain) loss and regulatory asset	(156)	-	-	-
Postretirement net periodic benefit cost (income)	$503	$738	$425	$477

The following significant weighted-average assumptions were used to determine the TNMP accumulated postretirement benefit obligation and postretirement benefit cost:

TNMP Plan
			Post-	Pre-
			Acquisition	Acquisition
	Year Ended	Year Ended	June 6-	January 1-
	December 31,	December 31,	December 31,	June 5,
	2007	2006	2005	2005
		(In thousands)
Discount rate for determining accumulated post-
retirement benefit obligation at the period end	6.91%	6.10%	5.75%	5.25%
Discount rate for determining postretirement
benefit cost	6.10%	5.75%	5.25%	5.75%
Expected long-term rate of return on plan assets	6.70%	6.90%	6.90%	5.50%
Rate of compensation increase	N/A	N/A	N/A	N/A

The assumed discount rate for determining the accumulated postretirement benefit obligation of 6.91% was determined based on a review of long-term high-grade bonds and management’s expectations.  The discount rate was increased by 0.81% at December 31, 2007 over December 31, 2006, resulting in a decrease in the TNMP pension benefit obligation of $0.8 million at December 31, 2007.  Should actual experience differ from actuarial assumptions, the projected benefit obligation and net periodic cost (income) would be affected.

The expected long-term rate of return on plan assets of 6.70% at December 31, 2007 reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the TNMP accumulated postretirement benefit obligations. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. The target asset allocation is determined based on consultations with external investment advisors. The expected long-term rate of return assumption for the TNMP postretirement benefit plan compares to the actual return of 7.7% for the year ended December 31, 2007. If all other factors were to remain unchanged, a 1% decrease in the expected long-term rate of return would cause TNMP’s 2008 postretirement benefit cost to increase $0.1 million (analogous change would result from a 1% increase).

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

In conjunction with the acquisition of TNP, the benefit obligations for the TNMP pension and other postretirement benefit plans were recorded at fair value in accordance with SFAS 141 and as a result, an additional pension and postretirement liability of $5.5 million was recorded as of December 31, 2005. The fair value of the obligations was actuarially determined using a measurement date of June 6, 2005 and a discount rate of 5.25%, based on the average yield of high quality investments. The weighted average expected rate of return on plan assets was 9.0% for the pension and executive retirement plans and 6.9% for the other postretirement plans.

The following table shows the assumed health care cost trend rates:

	PNM Plan		TNMP Plan
	December 31,		December 31,
	2007	2006	2007	2006

Health care cost trend rate assumed for next year	9.0%	10.0%	N/A	N/A
Rate to which the cost trend rate is assumed
to decline (the ultimate trend rate)	5.0%	5.0%	N/A	N/A
Year that the rate reaches the ultimate trend rate	2013	2013	N/A	N/A

The following table shows the impact of a one-percentage-point change in assumed health care cost trend rates:

	PNM Plan
	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
	(In thousands)

Effect on total of service and interest cost	$1,035	$(885)
Effect on postretirement benefit obligation	$11,328	$(9,729)

TNMP’s exposure to cost increases in the postretirement benefit plan is minimized by a provision that limits TNMP’s share of costs under the plan. Costs of the plan in excess of the limit are wholly borne by the participants. TNMP reached the cost limit at the end of 2001. As a result, a one-percentage-point change in assumed health care cost trend rates would have no effect on either the 2007 net periodic expense or the year-end 2007 postretirement benefit obligation.

The following table outlines the asset allocation for the other postretirement benefits:

	PNM Plan		TNMP Plan
	December 31,		December 31,
	2007	2006	2007	2006

Equity securities	68%	68%	71%	21%
Debt securities	32%	32%	29%	79%
	100%	100%	100%	100%

The Company is currently targeting an asset allocation of 70% equity securities and 30% debt securities in 2007 for both the PNM and the TNMP other postretirement benefits plan.

PNM expects to make contributions totaling $6.3 million to the PNM postretirement benefit plan in 2008. TNMP expects to make contributions totaling $0.4 million to the TNMP postretirement benefit plan in 2008.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

The following other postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	PNM	TNMP
	Plan	Plan
	(In thousands)

2008	$5,835	$858
2009	$6,328	$849
2010	$6,851	$844
2011	$7,575	$865
2012	$8,336	$882
Years 2013 – 2017	$51,186	$4,708

Executive Retirement Programs

For the executive retirement programs, the following tables present a reconciliation of the beginning and ending balances of the projected benefit obligation and show the change in the benefit obligation:

	PNM Plan		TNMP Plan
	Year Ended December 31,		Year Ended December 31,
	2007	2006	2007	2006
	(In thousands)

Benefit obligation at beginning of year	$18,597	$19,121	$1,325	$1,401
Service cost	57	55	-	-
Interest cost	1,088	1,054	76	75
Actuarial gain	(923)	(99)	(39)	20
Benefits paid	(1,557)	(1,534)	(163)	(171)
Benefit obligation at end of year	$17,262	$18,597	$1,199	$1,325

Funded status asset (liability) recorded
in the balance sheet	$(17,262)	$(18,597)	$(1,199)	$(1,325)
PNM has an irrevocable grantor trust established in connection with the executive retirement program.  Under the terms of the trust, PNM may, but is not obligated to, provide funds to the trust, which was established with an independent trustee, to aid it in meeting its obligations under the program.  Marketable securities with a fair value of $2.8 million were in the trust at December 31, 2007.  PNM did not make any contributions to the trust during the years ended December 31, 2007, 2006 or 2005.  Due to the minimal amount, TNMP makes monthly disbursements to plan beneficiaries versus funding a trust.

At December 31, 2007, of the liability for pension benefits recorded in the balances sheets for the executive pension plans, PNM and TNMP recognized $1.5 million and $0.1 million as a current liability.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

The following table presents a reconciliation of prior service cost and net actuarial loss recognized in AOCI in the Consolidated Statements of Comprehensive Income and amounts not yet recognized in net periodic cost as of December 31, 2007. The table also shows the amounts removed from AOCI and adjusted to the regulatory asset (liability) as required under SFAS 71. Amortization amounts of prior service cost and net actuarial gain which are expected to be recognized in net periodic cost in 2008 are shown underneath the respective ending balances:

	PNM Plan		TNMP Plan
	December 31, 2007		December 31, 2007
	Prior service cost	Net actuarial loss	Net actuarial loss
	(In thousands)

Amount in AOCI not yet recognized in net periodic cost (income) at beginning of year	$2	$217	$-
Change in actuarial assumptions	-	(923)	(39)
Regulatory asset (liability) adjustment	-	891	39
Amortization recognized in net periodic cost	-	(3)	-
Amount in AOCI not yet recognized in net periodic cost (income) at end of year	$2	$182	$-

Amortization expected to be recognized in AOCI in 2008	$(1)	$(2)	$-

The following table presents the components of PNM net periodic cost (income) associated with the executive retirement plan recognized in the Consolidated Statements of Earnings:

PNM Plan	Pension Benefits
	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Service cost	$57	$55	$62
Interest cost	1,088	1,055	1,181
Amortization of net loss	93	99	173
Amortization of prior service cost	13	13	134
Net periodic benefit cost	$1,251	$1,222	$1,550

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

The following significant weighted-average assumptions were used to determine the PNM projected benefit obligation and net periodic cost (income):

PNM Plan
	2007	2006	2005
Discount rate for determining projected benefit obligation
at December 31	6.88%	6.10%	5.75%
Discount rate for determining net pension cost (income)	6.10%	5.75%	6.00%
Expected long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A

The assumed discount rate for determining the projected benefit obligation of 6.88% at December 31, 2007 was determined based on a review of long-term high-grade bonds and management’s expectations. The discount rate was increased by 0.78% at December 31, 2007 over December 31, 2006, resulting in a decrease in the PNM pension benefit obligation of $1.0 million at December 31, 2007. Should actual experience differ from actuarial assumptions, the projected benefit obligation and net periodic cost (income) would be affected.

The following table presents the components of TNMP net periodic cost associated with the executive retirement plan recognized in the Consolidated Statements of Earnings:

TNMP Plan	Pension Benefits
			Post-	Pre-
			Acquisition	Acquisition
	Year Ended		June 6-	January 1-
	December 31,		December 31,	June 5,
	2007	2006	2005	2005
	(In thousands)
Service cost	$-	$-	$-	$40
Interest cost	76	76	44	78
Amortization of actuarial loss	-	-	-	45
Amortization of prior service cost	-	-	-	(35)
Net periodic benefit cost	$76	$76	$44	$128

The following significant weighted-average assumptions were used to determine the TNMP projected benefit obligation and net periodic cost (income):

TNMP Plan			Post-	Pre-
			Acquisition	Acquisition
	Year Ended	Year Ended	June 6-	January 1-
	December 31,	December 31,	December 31,	June 5,
	2007	2006	2005	2005

Discount rate for determining projected benefit
obligation at the end of the period	6.72%	6.10%	5.75%	5.75%
Discount rate for determining net periodic
cost (income)	6.10%	5.75%	5.25%	5.75%
Expected long-term rate of return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

The assumed discount rate for determining the projected benefit obligation of 6.72% at December 31, 2007 was determined based on a review of long-term high-grade bonds and management’s expectations. The discount rate was increased by 0.62% at December 31, 2007 over December 31, 2006, resulting in an immaterial decrease in the TNMP pension benefit obligation at December 31, 2007. Should actual experience differ from actuarial assumptions, the projected benefit obligation and net periodic cost (income) would be affected.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

At December 31, 2007 and 2006, the projected and accumulated benefit obligation for the PNM and TNMP executive retirement plans are the same, as the PNM and TNMP executive retirement plans were frozen June 2005.  The following sets forth the pension plans’ projected and accumulated benefit obligation and the fair value of plan assets at the pension plans’:

	PNM Plan		TNMP Plan
	December 31,		December 31,
	2007	2006	2007	2006
	(In thousands)

Projected benefit obligation	$17,262	$18,597	$1,199	$1,325
Accumulated benefit obligation	$17,262	$18,597	$1,199	$1,325
Fair value of plan assets	$-	$-	$-	$-

The following executive retirement plan payments, which reflect expected future service, as appropriate, are expected:

	PNM	TNMP
	Plan	Plan
	(In thousands)

2008	$1,517	$155
2009	$1,491	$147
2010	$1,469	$139
2011	$1,446	$131
2012	$1,423	$124
Years 2013 – 2017	$6,706	$508

Other Retirement Plans

PNMR

PNMR sponsors a 401(k) defined contribution plan for eligible employees. PNMR’s contributions to the 401(k) plan consist of a discretionary matching contribution equal to 75% of the first 6% of eligible compensation contributed by the employee on a before-tax basis.

PNMR also makes a non-matching contribution ranging from 3% to 10% of eligible compensation based on the eligible employee’s age. PNMR contributed $22.0 million, $20.2 million, and $15.5 million in the years ended December 31, 2007, 2006, and 2005.

PNMR also provides executive deferred compensation benefits through two unfunded, non-qualified plans – one of which was frozen in December 2004. The purpose of these plans is to permit certain key employees of PNMR who participate in the 401(k) defined contribution plan to defer compensation and receive credits without reference to the certain limitations on contributions. PNMR contributed $1.4 million, $1.4 million, and $0.9 million in the years ended December 31, 2007, 2006, and 2005.

TNMP
Through December 31, 2005, TNMP sponsored a 401(k) defined contribution plan for eligible employees. The plan was frozen on December 31, 2005 and all eligible employees became participants in the PNMR Retirement Savings Plan.  The plan assets were merged into the PNMR Retirement Savings Plan on August 31, 2006.  In 2006, eligible participants received their final contribution under the plan representing an additional match earned under the 2005 Incentive Plan.  TNMP contributions to the 401(k) plan consisted of a discretionary matching contribution equal to 50% of the first 6% of eligible compensation contributed by the employee on a before-tax basis. TNMP contributed $0.3 million and $1.0 million in the years ended December 31, 2006 and 2005.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

(13)     Stock-Based Compensation Plans

PNMR has various types of stock-based compensation programs, including stock options, restricted stock and performance shares granted under the Performance Equity Plan (“PEP”).  All stock-based compensation is granted through stock-based employee compensation plans maintained by PNMR.  Although certain PNM and TNMP employees participate in the PNMR plans, PNM and TNMP do not have separate employee stock-based compensation plans.

Performance Stock Plan

PNMR’s Performance Stock Plan (“PSP”) expired in December 2000.  The PSP was a non-qualified stock option plan, covering a group of management employees.  Options to purchase shares of PNMR’s common stock were granted at the fair value of the shares at the close of business on the date of the grant.  Although the authority to grant options under the PSP expired on December 31, 2000, the options that were granted continue to be effective according to their terms.

Performance Equity Plan

The PEP provides for the granting of non-qualified stock options, restricted stock rights, performance shares through 2006, performance units and stock appreciation rights to officers, key employees and non-employee board members.  These options vest ratably over three years from the grant date of the award.  The total number of shares of PNMR common stock subject to all awards under the PEP may not exceed 8.25 million, subject to adjustment under certain circumstances defined in the PEP.  The number of shares of PNMR common stock subject to the grant of restricted stock rights, performance shares and units and stock appreciation rights is limited to 0.45 million shares.  Re-pricing of stock options is prohibited unless specific shareholder approval is obtained.

Source of Shares

The source of shares for exercised stock options, delivery of vested restricted stock and performance shares is shares acquired on the open market, rather than newly issued shares.

SFAS 123R

Effective January 1, 2006, the Company adopted SFAS 123R, utilizing the modified prospective approach.  Prior to the adoption of SFAS 123R, stock option grants, performance shares and ESPP issuances were accounted for in accordance with the intrinsic value method prescribed in APB 25, and accordingly, no compensation expense was recognized for these awards.  Restricted stock was also accounted for under APB 25 and compensation expense was recognized for restricted stock awards prior to the adoption of SFAS 123R.  “Restricted stock” is the name of these awards provided for in the PEP and refers to awards of stock subject to vesting.  It does not refer to restricted shares with contractual post-vesting restrictions as defined in SFAS 123R.

Under the modified prospective approach, SFAS 123R applies to all new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled.  Compensation expense recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  Prior periods were not restated to reflect the impact of adopting the new standard.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

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

Total compensation expense for stock-based payment arrangements recognized by PNMR for the years ended December 31, 2007 and 2006 was $7.6 million and $7.5 million.  Of this total expense, $6.1 million and $5.7 million were charged to PNM and $1.1 million and $1.3 million to TNMP.  Share-based compensation of $0.8 million for 2005, was related to restricted stock awards. There was no share-based compensation expense related to stock options in fiscal 2005, because share-based awards were accounted for using the intrinsic value method in accordance with APB 25.

PNMR receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options and a tax deduction for increases in the value of equity instruments issued under stock-based payment arrangements.  Prior to the adoption of SFAS 123R, all tax benefits resulting from the exercise of stock options and stock-based payment arrangements were reported as operating cash flows in the Consolidated Statements of Cash Flows.  In accordance with SFAS 123R, for the year ended December 31, 2007 and 2006, PNMR’s Consolidated Statements of Cash Flows presentation reports the tax benefits from the exercise of stock options and stock-based payments as financing cash flows.

At December 31, 2007 PNMR had $2.7 million of unrecognized compensation expense related to stock-based payments that is expected to be recognized over a weighted-average period of 1.5 years.

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods:

The following table summarizes weighted-average fair value of options granted during the year:

	2007	2006	2005

Dividend yield	3.02%	3.33%	2.55%
Expected volatility	18.68%	21.70%	24.29%
Risk-free interest rates	4.72%	4.37%	3.79%
Expected life (years)	4.2	4.1	4.2

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and both the implied and historical volatility of PNMR’s stock price.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

The following table summarizes activity in stock option plans:

		Weighted		Weighted
	Stock	Average	Aggregate	Average
	Option	Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contract Life

Outstanding at December 31, 2004	3,562,581	$15.94
Granted	697,400	$27.52
Exercised	(1,203,830)	$14.81
Forfeited	(39,602)	$23.02
Expired	-	-
Outstanding at December 31, 2005	3,016,549	$18.97
Granted	817,200	$24.07
Exercised	(720,711)	$15.68
Forfeited	(113,432)	$22.51
Expired	-	-
Outstanding at December 31, 2006	2,999,606	$21.02
Granted	766,400	$30.47
Exercised	(442,252)	$20.32
Forfeited	(40,177)	$27.45
Expired	(18,679)	$20.48
Outstanding at December 31, 2007	3,264,898	$23.26	$ (5,909,465)	7.12 years
Exercisable at December 31, 2007	2,058,892	$20.50	$ 5,931,352	4.79 years
Options Available for future grant	2,565,727

The fair value of each option grant is determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

The following table summarizes stock option activity for the years ended December 31:

Stock Options	2007	2006	2005
	(In thousands, except per share amounts)
Weighted-average grant date fair value of options granted	$4.70	$3.87	$5.41
Total fair value of options that vested during the period	$4,670	$3,338	$4,713
Total intrinsic value of options exercised during the period	$4,931	$8,465	$15,565

Restricted Stock

The PEP allows for the issuance of restricted stock awards.  As noted above, “restricted stock” is the name of these awards provided for in the PEP and refers to awards of stock subject to vesting.  It does not refer to restricted shares with contractual post-vesting restrictions as defined in SFAS 123R.  The compensation expense for these awards was determined based on the market price of PNMR stock on the date of grant reduced by the present value of future dividends applied to the total number of shares that were anticipated to fully vest and then amortized over the vesting period.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

The Company estimates the fair value of restricted stock awards based on the market price of PNMR common stock on the date of grant reduced by the present value of estimated future dividends with the following weighted-average assumptions for the indicated periods:

	2007	2006	2005
Expected quarterly dividends per share	$0.23	$0.20	N/A
Risk-free interest rate	4.71%	4.64%	N/A

The following table summarizes nonvested restricted stock activity for the year ended December 31, 2007:

		Weighted-
		Average
		Grant-Date
Nonvested Restricted Stock	Shares	Fair Value

Nonvested at beginning of period	161,769	$24.55
Granted	106,400	$28.79
Vested	(82,312)	$23.82
Forfeited	(2,100)	$27.43
Nonvested at end of period	183,757	$26.09

The following table summarizes restricted stock activity for the year ended December 31:

Nonvested Restricted Stock	2007	2006	2005
	(In thousands, except per share amounts)
Weighted-average grant date fair value of shares granted	$28.79	$24.11	$26.46
Total fair value of shares that vested during the period	$1,961	$992	$454

Performance Shares

The PEP allowed for the issuance of performance share awards through December 31, 2006.  Under the provisions of SFAS 123R, the compensation expense for these awards was determined based on the market price of PNMR common stock on the date of grant applied to the total numbers of shares that were anticipated to be awarded.  Under the PEP, 33,568 shares were issued during the year ended December 31, 2005.  No shares were issued in 2006 or 2007.

ESPP

Under the ESPP, employees were allowed to purchase shares of PNMR’s common stock at a 15% discount of the lower of the market price of stock at the beginning of the offering period and end of each purchase period for the six months ended June 30, 2006.  Under the provisions of SFAS 123R, the compensation expense for the shares issued under the ESPP was determined based on the fair value of PNMR’s common stock using the Black-Scholes model.  Beginning July 1, 2006, the discount rate was changed to 5%, and the look-back feature was eliminated; therefore, the plan is no longer considered compensatory.

The ESPP has been authorized to issue up to 375,000 new shares of PNMR common stock. Under the ESPP, 55,885, 85,089, and 85,354 shares were issued during the years ended December 31, 2007, 2006, and 2005.  The source of shares for the ESPP is primarily new issued shares. On February 19, 2008, the Board authorized an increase in the total number of shares that can be issued under the ESPP to 555,000, subject to approval of PNMR’s stockholders.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

(14)	Construction Program and Jointly-Owned Electric Generating Plants

Joint Projects

PNMR’s construction expenditures for 2007 were $457.7 million, including expenditures on PNM’s jointly-owned projects.  TNMP does not participate in the ownership or operation of any generating plants, but incurred construction expenditures of $42.7 million during 2007.

PNM’s construction expenditures for 2007 were $352.1 million, including expenditures on jointly-owned projects.  Under the agreements for the jointly-owned projects, PNM has an undivided interest in each asset and liability of the project and records its pro-rata share of each item in the corresponding asset and liability account on PNM’s Consolidated Balance Sheets.  Likewise, PNM records its pro-rata share of each item of operating and maintenance expenses for its jointly-owned plants within the corresponding operating expense account in its Consolidated Statements of Earnings.

At December 31, 2007, PNM’s interests and investments in jointly-owned generating facilities are:

Station (Fuel Type)	Plant in Service	Accumulated Depreciation	Construction Work in Progress	Composite Interest
	(In thousands)

SJGS (Coal)	$705,258	$426,870	$116,561	46.30%
PVNGS (Nuclear) *	289,318	87,727	49,273	10.20%
Four Corners Units 4 and 5 (Coal)	130,111	101,710	7,772	13.00%
Luna (Gas)	49,449	3,707	411	33.33%

* Includes interest in PVNGS Unit 3, interest in common facilities for all PVNGS units and owned interests in PVNGS Units 1 and 2.

San Juan Generating Station

PNM operates and jointly owns the SJGS.  At December 31, 2007, SJGS Units 1 and 2 are owned on a 50% shared basis with Tucson.  SJGS Unit 3 is owned 50% by PNM, 41.8% by SCPPA, and 8.2% by Tri-State.  SJGS Unit 4 is owned 38.457% by PNM, 28.8% by M-S-R Public Power Agency, 10.04% by the City of Anaheim, California, 8.475% by Farmington, 7.2% by the County of Los Alamos, and 7.028% by UAMPS.

Palo Verde Nuclear Generating Station

PNM is a participant in the three units of PVNGS, also known as the Arizona Nuclear Power Project, with APS (the operating agent), Salt River Project, EPE, SCE, SCPPA and The Department of Water and Power of the City of Los Angeles.  PNM has a 10.2% undivided interest in PVNGS, with portions of its interests in Units 1 and 2 held under leases.

Four Corners Power Plant

PNM is a participant in two units of Four Corners with APS (the operating agent), EPE, Salt River Project, SCE, and Tucson.  PNM has a 13.0% undivided interest in Units 4 and 5 of Four Corners.

Luna Energy Facility

Luna is a combined-cycle power plant near Deming, New Mexico.  Luna is owned 33.3% by PNM, 33.3% by Tucson Electric and 33.3% by Phelps Dodge.  Luna is operating as a PNM wholesale facility and PNM’s 190-megawatt share of its power is being sold to wholesale electric customers in the Southwest.   The operation and maintenance of the facility has been contracted to North American Energy Services.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

Construction Program

The Company anticipates making substantial capital expenditures for the construction and acquisition of utility plant and other property and equipment.  A summary of the budgeted construction expenditures, including expenditures for jointly-owned projects, is as follows:

	2008	2009	2010	2011	2012	Total
	(In millions)
PNM	$296.0	$286.2	$240.4	$234.7	$248.9	$1,306.2
TNMP	56.7	50.4	60.1	51.9	51.3	270.4
Other	26.5	23.0	21.0	21.0	21.0	112.5
Total PNMR	$379.2	$359.6	$321.5	$307.6	$321.2	$1,689.1

Budgeted construction expenditures for PNM Gas, which is anticipated to be sold near the end of 2008, are included in the 2008 amount above, but budgeted expenditures for 2009 to 2012 totaling $147.7 million are not included.  Similarly, budgeted construction expenditures for CRHC, which is anticipated to be acquired near the end of 2008, totaling $54.8 million are included in the 2009 to 2012 amounts above, but no amounts are included for 2008.

(15)	Asset Retirement Obligations

The ARO is recorded in accordance with SFAS 143 and is based on the determination of underlying assumptions, such as the Company’s discount rate, estimates of the future costs for decommissioning and the timing of the removal activities to be performed.  Any changes in these assumptions underlying the required calculations may require revisions to the estimated ARO when identified.  A reconciliation of ARO is as follow:

	PNMR	PNM	TNMP
	(In thousands)

Liability at December 31, 2004 (1)	$50,361	$50,361	$-
Liabilities incurred	1,251	545	639
Accretion expense	4,034	4,034	-
Liability at December 31, 2005	55,646	54,940	639
Liabilities incurred	825	751	(7)
Accretion expense	4,867	4,802	54
Liability at December 31, 2006	61,338	60,493	686
Liabilities incurred	196	205	(8)
Accretion expense	5,204	5,142	52
Asset transferred with TNMP New Mexico asset transfer to PNM	-	68	(68)
Asset transferred with Twin Oaks contribution to EnergyCo	(89)
Liability at December 31, 2007(2)	$66,649	$65,908	$662

(1)	The proforma ARO liability that would have been recorded at December 31, 2004 assuming Fin 47 had been adopted would have been $51.7 million for PNMR and PNM and $0.6 million for TNMP.

(2)	ARO for PNMR and PNM includes $0.2 million for gas operations, which is reflected as discontinued operations.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

(16)	Commitments and Contingencies

Overview

There are various claims and lawsuits pending against the Company.  The Company is also subject to federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites.  In addition, the Company periodically enters into financial commitments in connection with its business operations.  It is not possible at this time for the Company to determine fully the effect of all litigation and other legal proceedings on its results of operations or financial position.  It is the Company’s policy to accrue for expected costs in accordance with SFAS 5, when it is probable that a liability has been incurred and the amount of expected costs of these items to be incurred is reasonably estimable.  These estimates include costs for external counsel and other professional fees.  The Company is also involved in various legal proceedings in the normal course of its business.  The associated legal costs for these routine matters are accrued when the legal expenses are incurred.  The Company does not expect that any known lawsuits, environmental costs and commitments will have a material adverse effect on its financial condition, results of operations or cash flows, although the outcome of litigation, investigations and other legal proceedings is inherently uncertain.

Commitments and Contingencies Related to the Environment

Renewable Portfolio Standard

The Renewable Energy Act of 2004 was enacted to encourage the development of renewable energy in New Mexico.  The act establishes a mandatory renewable energy portfolio standard requiring a utility to acquire a renewable energy portfolio equal to 5% of retail electric sales by January 1, 2006 and, as amended effective July 1, 2007, increasing to 10% by 2011, 15% by 2015 and 20% by 2020.  The act provides for streamlined proceedings for approval of utilities’ renewable energy procurement plans, assures utilities recovery of costs incurred consistent with approved procurement plans and requires the NMPRC to establish a reasonable cost threshold for the procurement of renewable resources to prevent excessive costs being added to rates.

In August 2006, PNM filed its renewable energy portfolio report and 2007 renewable energy procurement plan.  In its procurement plan, PNM stated that it would continue to procure renewable energy and RECs from wind and solar photovoltaic facilities and to capitalize the costs for recovery in rates in accordance with a stipulation approved by the NMPRC in 2003.  The procurement plan requested the NMPRC to amend PNM’s solar photovoltaic program to eliminate the annual ceiling on new customer subscriptions, to approve the procurement of renewable energy and RECs from a biomass facility under a 20-year PPA beginning in 2009 and to authorize recovery of the costs of procurement under the PPA, including costs related to imputed debt.  The NMPRC issued a final order on December 14, 2006, which approved the amendment to the photovoltaic program, approved the procurement under the biomass PPA, and recognized a “disputable presumption” of the reasonableness of the costs of energy and capacity under the PPA.  The NMPRC denied PNM’s request to recover imputed debt costs, but gave PNM leave to present the issue again in a rate case.  On February 6, 2007, the NMPRC entered an order reopening the case with the limited purpose of reconsidering its determination that the act creates only a “disputable presumption” of the reasonableness of costs incurred under an approved procurement plan and invited briefs on that issue.  PNM, the NMPRC staff, and the New Mexico Attorney General filed briefs.  The Commission issued its Order on Reconsideration on January 15, 2008.  The Commission modified its prior order and determined that the effect of approval of a procurement plan is a conclusive presumption of reasonableness for costs that are consistent with the approved plan.

PNM’s Energy Portfolio Procurement Plan for 2008, filed September 4, 2007 with the NMPRC, sought approval to recover costs associated with certain RECs.  No new renewable energy procurements were proposed in this filing.  The Commission issued a final order approving the plan on November 27, 2007.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

Person Station

PNM, in compliance with a Corrective Action Directive issued by the NMED, determined that groundwater contamination existed in the deep and shallow groundwater at PNM’s Person Station site.  PNM is required to delineate the extent of the contamination and remediate the contaminants in the groundwater at the Person Station site.  The extent of shallow and deep groundwater contamination was assessed and the results were reported to the NMED.  PNM has received the renewal of the RCRA post-closure care permit for the facility.  Remedial actions for the shallow and deep groundwater were incorporated into the new permit.  PNM has installed and is operating a pump and treatment system for the shallow groundwater.  The renewed RCRA post-closure care permit allows remediation of the deep groundwater contamination through natural attenuation.  PNM’s current estimate to decommission its retired fossil-fueled plants (discussed below) includes $1.3 million in additional expenses to complete the groundwater remediation program at Person Station.  The remediation program continues on schedule.

Retired Fossil-Fueled Plant Decommissioning Costs

PNM’s retired fossil-fueled generating stations, Person and Santa Fe Stations, have incurred dismantling and reclamation costs as they are decommissioned.  As of December 31, 2007, and 2006, $2.0 million and $2.3 million was recognized on PNM’s Consolidated Balance Sheet for the obligation for decommissioning costs for the Person and Santa Fe Stations.

PVNGS Decommissioning Funding

PNM has a program for funding its share of decommissioning costs for PVNGS. The nuclear decommissioning funding program is invested in equities and fixed income instruments in qualified and non-qualified trusts.

PNM provided an additional $7.9 million, $4.3 million and $3.6 million funding for the years ended December 31, 2007, 2006 and 2005   into the qualified and non-qualified trust funds.  The estimated market value of the trusts at December 31, 2007 and 2006 was $139.6 million and $123.1 million.

Nuclear Spent Fuel and Waste Disposal

Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE, and the DOE is required to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors.  Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE has announced that the repository cannot be completed before at least 2017.  In November 1997, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel.  Based on this decision and the DOE’s delay, a number of utilities, including APS (on behalf of itself and the other PVNGS owners including PNM), filed damages actions against the DOE in the Court of Federal Claims and is currently pursuing that damages claim.

APS, the operator of PVNGS, has fuel storage pools at PVNGS, which accommodates fuel from normal operation of PVNGS.  To continue to allow full core offload capability, older fuel is being placed in dry storage casks and removed from the Units.  Through December 31, 2007, the operator of PVNGS has loaded 53 dry storage casks and placed the casks in the completed dry storage facility.  PNM currently estimates that it will incur approximately $51.4 million (in 2005 dollars) over the life of PVNGS for its share of the fuel costs related to the on-site interim storage of spent nuclear fuel during the operating life of the plant.  PNM accrues these costs as a component of fuel expense, meaning that the charges are accrued as the fuel is burned.  During the years ended December 31, 2007, 2006 and 2005, PNM incurred expense of $1.3 million, $1.2 million and $1.0 million.  At December 31, 2007 and 2006, PNM had $14.5 million and $14.0 million  recorded as a liability on its Consolidated Balance Sheets for interim storage costs.  The dry storage facility has the space to hold all fuel anticipated to be used during the licensed life of PVNGS.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

The Clean Air Act

Regional Haze

On April 22, 1999, the EPA announced final regional haze rules.  These regulations required states to submit state implementation plans (SIPs) by December 2007 to demonstrate “reasonable progress” towards achieving natural visibility conditions in certain “Class I Areas,” including several on the Colorado Plateau.  SIPs are required to consider and potentially apply “best available retrofit technology” (BART) for certain older major stationary sources.

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

 The NMED had requested a BART analysis for nitrogen oxides and particulate be done for each of the four units at SJGS.  PNM submitted the analysis to the NMED in early June 2007.  The NMED is presently reviewing the analysis.  Potentially, additional nitrogen oxide emission reductions could be required.  The nature and cost of compliance with these potential requirements cannot be determined at this time.

In addition, EPA Region 9 requested APS to perform a BART analysis for Four Corners.  APS recently completed the analysis and submitted it to the EPA on January 30, 2008.  The EPA will now review the submission and determine what constitutes BART for Four Corners.  APS’ recommendations include the installation of certain pollution control equipment that it believes constitutes BART.  Once APS receives the EPA’s final determination, Four Corners will have five years to complete the installation of the equipment and to achieve the emission limits established by EPA Region 9.  Until the EPA makes a final determination on this matter, the Company cannot accurately estimate the expenditures that may be required.  As a result, PNM’s current environmental expenditure estimates do not include amounts for Four Corners BART expenditures.

While the Company continues to monitor this matter, at the present time the Company cannot predict whether the agencies will agree with APS’ BART recommendations or, if the agencies disagree with those recommendations, the nature of the BART controls the agencies may ultimately mandate and the resulting financial or operational impact.

New Source Review Rules

In 2003, the EPA issued a rule clarifying what constitutes routine maintenance, repair, and replacement of damaged or worn equipment, subject to safeguards to assure consistency with the Clean Air Act.  In March 2006, a panel of the U.S. Court of Appeals for the District of Columbia Circuit vacated this rule.  The action by the court did not eliminate the NSR exclusion for routine maintenance, repair, and replacement work nor did the decision rule on what activities are physical changes.  The EPA’s authority to write a rule based on the current NSPS hourly emission increase test remains in place, although the U.S. Supreme Court agreed to hear an appeal of the U.S. Circuit Court of Appeals for the Fourth Circuit ruling in favor of Duke Energy Corporation with respect to the hourly emission increase test being the appropriate method for calculating an emissions increase for PSD purposes.  On April 2, 2007, the U.S. Supreme Court issued its decision.  In a unanimous decision, the U.S. Supreme Court vacated the decision of the Fourth Circuit and remanded for further proceedings consistent with the U.S. Supreme Court’s opinion. The decision precludes the use of an increase in the maximum hourly emission rate for determining an emissions increase for PSD purposes.  The decision did not preclude the EPA from promulgating a regulation allowing an emission increase test for PSD purposes to be based on an increase in the maximum hourly emission rate.  The EPA has announced that it will proceed with revision of the NSR rules to specify that only activities that increase an emitting unit’s hourly rate of emissions trigger a major modification.  The Company is unable to determine the impact of this matter on its results of operations and financial position.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

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

On October 2, 2007, PNM received notice of a force majeure event from Babcock & Wilcox (“B&W”), PNM’s contractor for the environmental upgrade project at SJGS.  In the notice, B&W claimed a potential labor shortage could impact construction of improvements on Units 3 and 4.  The deadline subject to possible delay was the October 31, 2007 deadline to complete construction and initiate start-up of PM, SO2, NOX, and mercury controls at Unit 4.  PNM submitted preliminary notice to Plaintiffs and NMED to preserve PNM’s rights with respect to force majeure under the Consent Decree.  However, the potential force majeure event did not delay PNM’s compliance with the deadline, and PNM completed construction and initiated startup of PM, SO2, NOX and mercury controls at Unit 4 on October 29, 2007.

The Consent Decree includes a provision whereby stipulated penalties are assessed for non-compliance with specified emissions limits.  Stipulated penalty amounts are placed in escrow on a quarterly basis pending review of SJGS’s emissions performance for each quarter.  PNM has placed $2.3 million into escrow as potential stipulated penalties.  By letter dated March 20, 2007, the NMED and Plaintiffs requested information concerning PNM’s calculation of potential stipulated penalty amounts and the amounts held in escrow.  PNM submitted its response to NMED on May 23, 2007.  To date, the NMED has taken no further action with respect to the requested information.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

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

Four Corners Federal Implementation Plan Litigation

On April 30, 2007, the EPA adopted a source specific FIP to set air quality standards at Four Corners.  The FIP essentially federalizes the requirements contained in the New Mexico State Implementation Plan, which Four Corners has historically followed.  The FIP also includes a requirement to maintain and enhance dust suppression methods.  On July 2, 2007, APS, the plant operator, filed a petition for review in the United States District Court of Appeals for the Tenth Circuit seeking revisions to the FIP to clarify certain requirements and allow operational flexibility.  The Sierra Club has intervened in this action.  On July 6, 2007, the Sierra Club and other parties filed a petition for review with the same court challenging the FIP’s compliance with the Clean Air Act and APS has intervened in their action.  In APS’ lawsuit, APS challenges two key provisions of the FIP:  a 20% opacity limit on certain fugitive dust emissions, which the EPA filed a motion to remand and vacate in early December 2007, and a 20% stack opacity limit on Units 4 and 5.  Briefing in this case is now complete, and the court is next expected to determine whether to hold oral arguments on the matter, as requested by the EPA.  Although the Company cannot predict the outcome or the timing of these matters, the Company does not believe that they will have a material adverse impact on the Company’s financial position, results of operations or cash flows.

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

PNM has been verbally informed that the Superfund Oversight Section of the NMED is conducting an investigation into the chlorinated solvent contamination in the vicinity of the site of the former Santa Fe Generating Station.  The investigation will study possible sources for the chlorinated solvents in the groundwater.  In December 2007, PNM provided certain groundwater data at the request of the NMED.  The NMED investigation is ongoing.

Coal Combustion Waste Disposal

SJCC currently disposes of coal combustion products consisting of fly ash, bottom ash, and gypsum from SJGS in the surface mine pits adjacent to the plant.  The Office of Surface Mining is in the process of developing revisions to the Surface Mining Control and Reclamation Act (“SMCRA”) Title IV and V that would specifically address the placement of coal combustion products (“CCP’s”) in surface mines.  PNM understands that these revisions do not represent a major overhaul of the SMCRA regulations and will continue to support the mine placement of CCP’s.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

EPA is currently working on a Notice of Data Availability (“NODA”) on the placement of CCP’s in surface impoundments and landfill.  The NODA allows additional data and information to be collected and could cause EPA to revisit its current regulations on the disposal of CCP’s in surface impoundments or landfill.  EPA will receive additional data and information until the end of January 2008.  PNM cannot predict the outcome of this matter but does not believe currently that it will have a material adverse impact on its results of operations or financial position, because the majority of the CCP’s from SJGS are placed in the mine and not surface impoundments or landfills.

Archaeological Site Disturbance

In 2002, the USFS notified PNM that apparent disturbances to archaeological sites had been discovered in and around the rights-of-way for PNM’s transmission lines in the Carson National Forest in New Mexico.  PNM had hired Great Southwestern to perform certain climb and tighten activities on those transmission lines.

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

PNM has been verbally advised that the BLM and the USFS have decided to not pursue criminal actions, but no written confirmation has been received.  The BLM and the USFS have requested that PNM and Great Southwestern conduct certain additional assessments of potential impacts to cultural and archeological resources within the jurisdiction of these agencies and PNM and Great Southwestern have complied with these requests.

Other Commitments and Contingencies

Net Operating Loss Carry Forwards

The IRS challenged certain net operating loss carry-forwards on PNMR’s 2001 tax return.  The IRS issued a “Notice of Proposed Adjustments,” in which the IRS proposed to disallow the net operating loss carry-forward.  PNMR disagreed with the proposed adjustment and worked on a settlement with the IRS appeals office.  In the second quarter of 2007, PNMR received notice that its agreement with the IRS regarding substantially all of the unrecognized tax benefits was returned from the Joint Committee on Taxation with no changes and the issue is considered resolved.  As a result, PNMR recognized $16.0 million of income tax benefit in 2007.

Coal Supply

Twin Oaks

The coal requirements for Twin Oaks are being supplied by a long-term fuel supply agreement.  This fuel supply agreement expires when Twin Oaks meets delivery of a specified number of decatherms.  Based on current forecasts of usage, the Company estimates the contract will expire in 2029.  If Twin Oaks were to take only the minimum delivery amounts specified under this contract, it would expire in approximately 2040.  Altura is not responsible under this agreement for the decommissioning or reclamation costs of this mine.  PNMR issued a parental guarantee on behalf of Twin Oaks’ owner, Altura, guaranteeing Altura’s performance under this fuel supply agreement.  On June 1, 2007, PNMR contributed its ownership interest of Altura to EnergyCo.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

PNM

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

In 2003, PNM completed a comprehensive review of the final reclamation costs for both the surface mines that previously provided coal to SJGS and the current underground mine providing coal.  Based on this study, PNM revised its estimates of the final reclamation of the surface mine.  In addition, the mining contract with BNCC supplying Four Corners was renewed until 2016 and the estimate for decommissioning the Four Corners mine was also revised.  The final cost of reclamation is expected to be $146.1 million in future dollars excluding contract buyout costs paid to SJCC.  During the year ended December 31, 2007, 2006 and 2005, PNM made payments of $11.4 million, $11.6 million and $11.7 million against this liability.  As of December 31, 2007, and 2006, $41.2 million and $39.3 million was recognized on PNM’s Consolidated Balance Sheet for the obligation for reclamation using the fair value method to determine the liability.

Per the Global Electric Agreement, PNM was allowed to collect up to $100.0 million of surface mine final reclamation costs from 2003 to 2020.  See Note 17.  PNM expects to recover the increased decommissioning costs in conjunction with the electric rate case filed with the NMPRC in February 2007.  A recommended decision of the hearing examiner on the electric rate case is due by February 28, 2008.  The NMPRC will issue the final order on or before May 7, 2008.  In addition, PNM is also requesting to recover the portion of final underground mine reclamation costs related to New Mexico ratepayers in the electric rate case.

The underground mine began commercial operation in January 2003.  At December 31, 2007 and 2006, the balance on PNM’s Consolidated Balance Sheets for the reclamation liability related to mining activities was $1.2 million and $0.9 million.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

PVNGS Liability and Insurance Matters

The PVNGS participants have insurance for public liability resulting from nuclear energy hazards to the full limit of liability under federal law.  This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $300 million and the balance by an industry-wide retrospective assessment program.  If losses at any nuclear power plant covered by the program exceed the accumulated funds, PNM could be assessed retrospective premium adjustments.  The maximum assessment per reactor under the program for each nuclear incident is $100.6 million, subject to an annual limit of $15.0 million per incident, to be periodically adjusted for inflation.  Based on PNM’s’ 10.2% interest in the three PVNGS units, PNM’s maximum potential assessment per incident for all three units is $30.8 million, with an annual payment limitation of $4.6 million.

The PVNGS participants maintain “all risk” (including nuclear hazards) insurance for property damage to, and decontamination of, property at PVNGS in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination.  The participants have also secured insurance against portions of any increased cost of generation or purchased power and business interruption resulting from a sudden and unforeseen accidental outage of any of the three units.  The property damage, decontamination, and replacement power coverages are provided by Nuclear Electric Insurance Limited (“NEIL”).  PNM is subject to retrospective assessments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds.  The maximum amount of retrospective assessments PNM could incur under the current NEIL policies totals $7.4 million.  The insurance coverage discussed in this and the previous paragraph is subject to policy conditions and exclusions.

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

PNM Electric procures gas supplies independent of the Company and contracts with PNM Gas and third party transportation providers.

Water Supply

Because of New Mexico’s arid climate and current drought conditions, there is a growing concern in New Mexico about the use of water for power plants.  The availability of sufficient water supplies to meet all the needs of the state, including growth, is a major issue.  PNM has secured water rights in connection with the existing plants at Afton, Luna and Lordsburg.  Water availability does not appear to be an issue for these plants at this time.

The ”four corners” region of New Mexico, in which SJGS and Four Corners are located, experienced drought conditions during 2002 through 2004 that could have affected the water supply for PNM’s generation plants.  In future years, if adequate precipitation is not received in the watershed that supplies the four corners region, the plants could be impacted.  Consequently, PNM, APS and BHP Billiton have undertaken activities to secure additional water supplies for SJGS, Four Corners and related mines.  PNM has reached an agreement for a voluntary shortage sharing agreement with tribes and other water users in the San Juan Basin for a two-year term ending December 31, 2009.  Similar one-year agreements were entered into in 2003 through 2006.  PNM and BHP Billiton have negotiated for a long-term supplemental contract for SJGS with the Jicarilla Apache Nation ending in 2015.  APS and BHP have negotiated a similar contract for Four Corners.  These contracts are subject to certain federal and state approvals.  Although the Company does not believe that its operations will be materially affected by the drought conditions at this time, it cannot forecast the weather situation or its ramifications, or how regulations and legislation may impact the Company’s situation in the future, should the shortages occur in the future.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

PVNGS Water Supply Litigation

PNM understands that a summons served on APS in 1986 required all water claimants in the Lower Gila River Watershed of Arizona to assert any claims to water on or before January 20, 1987, in an action pending in the Maricopa County Superior Court.  PVNGS is located within the geographic area subject to the summons and the rights of the PVNGS participants, including PNM, to the use of groundwater and effluent at PVNGS are potentially at issue in this action.  APS, as the PVNGS project manager, filed claims that dispute the court’s jurisdiction over the PVNGS participants’ groundwater rights and their contractual rights to effluent relating to PVNGS and, alternatively, seek confirmation of those rights.  In November 1999, the Arizona Supreme Court issued a decision confirming that certain groundwater rights may be available to the federal government and Indian tribes.  In addition, the Arizona Supreme Court issued a decision in September 2000 affirming the lower court’s criteria for resolving groundwater claims.  Litigation on both these issues has continued in the trial court.  In December 2005, APS and other parties filed with the Arizona Supreme Court a petition requesting interlocutory review of a September 2005 trial court order regarding procedures for determining whether groundwater pumping is affecting surface water rights.  The Court rejected the petition in 2007.  No trial date concerning the PVNGS participants’ water rights claims has been set in this matter.  Although this matter remains subject to further evaluation, PNM does not expect that the described litigation will have a material adverse impact on its results of operation or financial position.

NRC Matters

In October 2006, the NRC conducted an inspection of the PVNGS emergency diesel generators after a PVNGS Unit 3 generator started but did not provide electrical output during routine inspections on July 25 and September 22, 2006.  On February 22, 2007, the NRC issued a “white” finding (low to moderate safety significance) for this matter.  Under the NRC’s Action Matrix, this finding, coupled with a previous NRC “yellow” finding relating to a 2004 matter involving PVNGS’ safety injection systems, resulted in PVNGS Unit 3 being placed in the “multiple/repetitive degraded cornerstone” column of the NRC’s Action Matrix (“Column 4”), which has resulted in an enhanced NRC inspection regime.  Although only PVNGS Unit 3 is in NRC’s Column 4, in order to adequately assess the need for improvements, APS management has been conducting site-wide assessments of equipment and operations.

Preliminary work in support of the NRC’s enhanced inspection regime took place throughout the summer of 2007.  On June 21, 2007, the NRC issued an initial confirmatory action letter confirming APS’ commitments regarding specific actions APS will take to improve PVNGS’ performance.  From October 1, 2007, through November 2, 2007, a team of NRC inspectors performed on-site in-depth inspections of PVNGS equipment and operations.  The NRC’s inspection results were presented at a public meeting on December 19, 2007, and documented in an NRC letter to APS dated February 1, 2008 (the “Inspection Report”).  The Inspection Report indicated that the facility is being operated safely but also identified certain performance deficiencies.  On December 31, 2007, APS submitted its improvement plan to the NRC which addresses issues identified by APS management during its site-wide assessments of equipment and operations that occurred during 2007.  The NRC reviewed the adequacy of this improvement plan and issued a revised confirmatory action letter on February 15, 2008 that outlines the actions APS must take in order for the NRC to return the PVNGS site to the NRC’s routine inspection and assessment process.   This revised confirmatory action letter was anticipated as part of the NRC’s inspection procedure.  In March 2008, APS intends to submit a revision to its improvement plan to the NRC to address issues raised by the NRC in its Inspection Report.  The NRC will continue to provide increased oversight at PVNGS until the facility demonstrates sustained performance improvement.  APS continues to cooperate fully with the NRC throughout this process.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

Conflicts at San Juan Mine Involving Oil and Gas Leaseholders

SJCC, through leases with the federal government and the State of New Mexico, owns coal interests with respect to the San Juan underground mine.  Certain gas producers have leases in the area of the underground coal mine and have asserted claims against SJCC that its coal mining activities are interfering with gas production.  SJCC has reached settlement with several gas leaseholders and has other potential claimants.  PNM cannot predict the outcome of any future disputes between SJCC and other gas leaseholders.

Republic Savings Bank Litigation

In 1992, Meadows Resources, Inc., an inactive subsidiary of PNMR, and its subsidiaries (“Plaintiffs”) filed suit against the Federal government in the United States Court of Claims, alleging breach of contract arising from the seizure of Republic Savings Bank (“RSB”).  RSB was seized and liquidated after the Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”) prohibited certain accounting practices authorized by contracts with the Federal government.  The Federal government filed a counterclaim alleging breach of obligation to maintain RSB’s net worth and moved to dismiss Meadows’ claims for lack of standing.

Discovery was completed in 1999 and Plaintiffs filed a motion for summary judgment in December 1999 on the issue of liability and on the issue of damages.  The Federal government filed a cross motion for summary judgment and opposed Plaintiffs’ motion.

On January 25, 2008, the judge in this matter entered his opinion granting the Federal government’s motion to dismiss Meadows for lack of standing, denying the Federal government’s motion for summary judgment and granting the remaining Plaintiffs’ motion for summary judgment on the issues of liability and damages, awarding the remaining Plaintiffs damages in the amount of $14.9 million.  The Court determined that Plaintiffs should receive restitution damages in the amount of $17 million for the initial cash contribution into RSB, reduced by the Federal government’s contribution of $3 million and enhanced by the $0.9 million profit received by the FDIC upon selling the business of RSB.  Meadows received payment from the FDIC in October 2004 in the amount of $0.3 million, representing the final distribution of the receivership.  This payment reduces the amount of damages owed to $14.6 million.

The Company is unable to predict the ultimate outcome of this litigation as both parties have rights to seek rehearing and appeal.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

California Refund Proceeding

SDG&E filed a complaint with the FERC in 2000 against sellers into the California wholesale electric market. In 2002, the FERC ALJ issued the Proposed Findings on California Refund Liability, in which it determined that the Cal ISO and Cal PX had, for the most part, correctly calculated the amounts of the potential refunds owed by most sellers and identified approximations for the amount of refunds due. In 2003, the FERC issued an order substantially adopting the findings from the ALJ’s 2002 decision, but requiring a change to the formula used to calculate refunds, which had the effect of increasing the refund amounts owed by most sellers. In August 2005, the FERC issued an order setting out the process by which sellers into the Cal ISO and Cal PX markets could make cost recovery filings pursuant to the FERC’s prior orders that indicated sellers would get the opportunity to submit evidence demonstrating that the refund methodology creates a revenue shortfall for their transactions during the refund period (October 2, 2000 through June 20, 2001).  Included in PNM’s submittal were objections to the limited amount of time the FERC allowed for sellers to complete their respective submittals, and the FERC’s arbitrary decision to allow only marketers, and not load serving entities such as PNM, to include a return component in their cost filings. PNM participated with certain other sellers to request rehearing of these issues before the FERC. In September 2005, PNM made its cost recovery filing identifying its costs associated with sales into the Cal ISO and Cal PX markets during the refund period. In January 2006, the FERC issued its order on the cost recovery filings, acting on 23 filings that were made by multiple sellers. The FERC accepted that portion of PNM’s filing submitted as prescribed by the FERC’s August 2005 order, but rejected the alternative filings that included a return component for PNM as a load serving entity. The effect of the FERC’s order is that PNM’s allowed cost offset against its refund liability is zero. In February 2006, PNM filed a petition for rehearing requesting FERC to reconsider its order and allow PNM to include a return on equity. In November 2007, FERC issued an order denying other rehearing petitions regarding the cost recovery calculation methodology, including the appropriateness of earning a return by load serving entities.  This was not an order on PNM’s specific rehearing request.  However, to preserve its rights to appeal the issues, PNM filed an appeal in the Ninth Circuit Court of Appeals on these cost recovery rehearing orders.  While PNM believes it has meritorious legal arguments, the Company cannot predict the outcome of this cost recovery proceeding at this time.

As previously reported, there have been a number of additional appeals pending before the U.S. Court of Appeals for the Ninth Circuit with regard to FERC’s orders issued in the various California market refund dockets and PNM has participated in various appeals as one of the members of the Competitive Sellers Group.  The Ninth Circuit has held a number of mediation conferences in these, and the multiple other appeals pending before it, to assess the opportunities for settlement, in which PNM has participated.  The Ninth Circuit issued an order initially declaring a 45-day time out period to allow parties the opportunity to assess the recent court decisions and the potential for settlement of cases.  The Ninth Circuit has continued to extend the time out period in several of the cases.  In September 2006, a mediation conference was convened at the California Public Utilities Commission to assess the potential settlement of the refund proceedings.  The conference was attended by, among others, PNM, the other buyers and sellers, FERC personnel, a settlement judge and mediator from the Ninth Circuit.  Representatives of PNM continue to attend and participate in the mediation and case management sessions being hosted by the Ninth Circuit.  In August 2007, the Ninth Circuit further extended the time-out period for settlement discussions to continue until November 2007.  In October 2007, PNM attended an additional case management conference hosted by the Ninth Circuit.  The time out period established by the Ninth Circuit expired in mid-November 2007.  Subsequently, the Ninth Circuit issued its mandate in the Lockyer v. FERC case and allowed the appellate process to continue in other pending appeals.  As a result, various petitions for rehearing of the court’s prior decisions have been filed in the Ninth Circuit.  PNM participated with a group of sellers in a petition for rehearing in the CPVC v. FERC appeal.  The petitions for rehearing are currently pending before the Ninth Circuit.

In December 2007, the Ninth Circuit issued the mandate in the Lockyer v. FERC case and formally remanded this proceeding back to FERC.  See California Attorney General Complaint below.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

The Company cannot predict the ultimate outcome of FERC proceedings that may result from the decisions in these appeals, or whether PNM will be ultimately directed to make any additional future refunds as the result of these court decisions, or whether settlement will be reached in the case.

Pacific Northwest Refund Proceeding

Puget Sound Energy, Inc. filed a complaint at the FERC alleging that spot market prices in the Pacific Northwest wholesale electric market were unjust and unreasonable.  In 2003, the FERC issued an order recommending that no refunds should be ordered.  Several parties in the proceeding filed requests for rehearing and the FERC denied rehearing and reaffirmed its prior ruling that refunds were not appropriate for spot market sales in the Pacific Northwest during the first half of 2001.  The Port of Seattle then filed an appeal of the FERC’s order denying rehearing in the Ninth Circuit.  As a participant in the proceedings before the FERC, PNM also participated in the appeal proceedings.  Oral argument in the case was held in January 2007.  In August 2007, the Ninth Circuit issued its decision on appeal and determined that FERC erred in excluding certain purchases in the Pacific Northwest spot markets from consideration in the Pacific Northwest refund proceeding, and that FERC should have taken into account evidence of manipulation in the California spot markets that was presented after the original evidentiary proceeding.  The court remanded the case to FERC to reconsider its decision to deny refunds, in light of the evidence of market manipulation and the various recent Ninth Circuit decisions, but did not require FERC to order refunds.  In September 2007, the Ninth Circuit extended the time period for filing petitions for rehearing on their decision until November 16, 2007.  At the conclusion of the time-out period, several parties filed petitions for rehearing in the Ninth Circuit, but PNM did not participate in any petitions for rehearing.  The Company is unable to predict the ultimate outcome of this appeal, or whether PNM will ultimately be directed to make any refunds for these transactions.

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

In 2004, the FERC issued an order granting the FERC staff’s motion to dismiss seven of the thirteen PNM customers on grounds that there was no evidence to conclude that these companies used their commercial relationship with PNM to game the Cal ISO and Cal PX markets.  The FERC approved the settlements entered into by two of the thirteen PNM customers and dismissed another of PNM’s customers from the proceeding.  Of the three remaining PNM customers in the docket, the FERC staff entered into settlement agreements with two of them.  In 2004, the FERC staff filed a motion to dismiss PNM from the docket and to enter into a settlement of certain parking and lending transactions.  The staff’s motion stated that after investigation and review there was no evidence that PNM engaged in a gaming practice that violated either the Cal ISO or Cal PX tariffs.  Additionally, PNM entered into a settlement of certain matters outside the scope of the docket related to historic parking and lending transactions, under which PNM agreed not to provide parking and lending services prospectively without first meeting certain requirements agreed to with the FERC staff.  Additionally, PNM agreed to pay $1.0 million in settlement to the FERC to obtain satisfaction of all issues related to any potential liability stemming from the provision of parking and lending services historically.  In July 2005, the FERC issued its order granting the staff’s motion to dismiss PNM from the Gaming Partnerships docket.  In its order, the FERC found that PNM did not engage in prohibited gaming practices as defined in the FERC’s Gaming Partnership Order and also approved the settlement on the parking and lending services.  The FERC also denied the California parties’ request to keep the docket open as to PNM and terminated the PNM docket.  Subsequently, the California parties filed their petition for rehearing at the FERC objecting to the FERC’s dismissal of PNM from the Gaming Partnership investigation and objecting to the settlement reached with the FERC staff.  The petition for rehearing is pending before FERC and PNM cannot predict the ultimate outcome of the rehearing petition.  In August 2005, Enron, the final of the original 13 PNM customers, entered into a settlement agreement with the FERC staff, the California parties and others that was contested by several parties.  In November 2005, the FERC issued an order approving the joint offer of settlement.  Various parties either objected to the settlement or otherwise sought efforts to stay or overturn FERC’s order.  In January 2007, the Enron matter went to hearing on certain contested matters.  In June 2007, the FERC administrative law judge issued its initial decision, which has no impact on PNM.  In October 2007, Enron entered a settlement with the final parties litigating against them and filed the settlement at FERC, which is still pending.  In November 2007, FERC staff initiated a settlement proceeding designed to determine how the proceeds from the penalty amounts should be allocated among participants in the Cal PX and Cal ISO markets (Phase II Distribution proceedings).  PNM has participated in several settlement conferences regarding proposed allocations of these funds.  PNM cannot predict the ultimate outcome of this proceeding.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

California Power Exchange and Pacific Gas and Electric Bankruptcies

In 2001, SCE and the major purchasers of power from the Cal ISO and Cal PX defaulted on payments due to the Cal ISO for power purchased from the Cal PX in 2000.  These defaults caused the Cal PX to seek bankruptcy protection.  PG&E subsequently also sought bankruptcy protection.  PNM has filed its proofs of claims in the Cal PX and PG&E bankruptcy proceedings.  Amounts due to PNM from the Cal ISO or Cal PX for power sold to them in 2000 and 2001 total $7.9 million.  Both the PG&E and Cal PX bankruptcy cases have confirmed plans of reorganization in which the claims of various creditors have been specially classified and are waiting a final determination by the FERC before the claims are actually paid.  The PG&E bankruptcy case has an escrow account and the Cal PX bankruptcy has established a settlement account, both of which are awaiting final determination by the FERC setting the level of claims and allocating the funds.

California Attorney General Complaint

In 2002, the California Attorney General filed a complaint with the FERC against numerous sellers, including PNM, regarding prices for wholesale electric sales into the Cal ISO and Cal PX markets and to the California Department of Water Resources. In 2002, the FERC entered an order denying the California Attorney General’s request to initiate a refund proceeding, but directed sellers, including PNM, to comply with additional reporting requirements with regard to certain wholesale power transactions. The California Attorney General filed a petition for review in the Ninth Circuit. The Ninth Circuit issued a decision upholding the FERC’s authority to establish the market-based rate framework under the Federal Power Act, but held that the FERC violated its administrative discretion by declining to investigate whether it should order refunds from sellers who failed to provide transaction-specific reports to the FERC as required by its rules. The Ninth Circuit determined that the FERC has the authority to order refunds for these transactions if it elects to do so and remanded the case back to the FERC for further proceedings, including a determination as to whether additional refunds are appropriate. In December 2006, PNM joined a group of sellers in filing a petition for writ of certiorari in the U.S. Supreme Court challenging the decision by the Ninth Circuit.  On June 18, 2007, the U.S. Supreme Court denied the Petition for Certiorari filed by various competitive sellers, including PNM.  In November 2007, the Ninth Circuit time-out period expired and in December 2007, the Ninth Circuit issued its mandate remanding the case back to FERC.  Various motions have been filed at FERC regarding the appropriate procedures to occur on remand for the disposition of the case. PNM has participated in these filings.  The Company cannot predict the ultimate outcome of the FERC proceeding on remand, or whether PNM will be ultimately directed to make any additional refunds as the result of the decision.

California Antitrust Litigation

In May 2005, the California Attorney General filed a lawsuit in California state court against PNM, PowerEx, and the Colorado River Commission alleging that PNM and PowerEx conspired to engage in unfair trade practices involving overcharges for electricity in violation of California state antitrust laws.  In June 2005, the lawsuit was removed to Federal Court.  In April 2006, the Federal District Court issued its decision denying the California Attorney General’s motion to remand the case back to the state court, and granted PNM’s and PowerEx’s motions to dismiss the case.  The California Attorney General has appealed the case to the Ninth Circuit.  Briefs have been filed in the case by the parties, and oral argument has been scheduled for March 2008.  The Company cannot predict the final outcome of this litigation nor whether PNM will be required to make refunds or pay damages under these claims.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

Regional Transmission Issues

In September 2005, the FERC issued a Notice of Inquiry on Preventing Undue Discrimination and Preference in Transmission Services seeking information from the industry regarding the provisions of the OATT for possible revision in a future rulemaking.  On May 18, 2006, FERC issued a NOPR to reform its pro forma OATT.  FERC emphasized that its purpose for the NOPR was not to create new market structures, redesign approved RTO or ISO markets, require transmission owners to divest control over transmission, impinge on state jurisdiction, or weaken the protection of native load customers.  Core OATT elements were retained, including comparability requirements, protection of native load, state’s jurisdiction over bundled retail load, functional unbundling to address undue discrimination, and reciprocity.  PNM and TNMP have filed Comments and Supplemental Comments in this proceeding.  In February 2007, FERC issued Order 890 setting out the new OATT rule, which became effective in May 2007.  Order 890 addressed several elements of transmission service, including:  (1) requiring greater consistency and transparency in calculating available transfer capacity for transmission; (2) requiring transparent transmission planning and customer access to transmission plans; (3) reform of rollover rights; and (4) clarification of various ambiguities in transmission rights under the new OATT.   Order 890 also required numerous compliance filings to be made by transmission providers.  Order 890 also attempted to clarify certain elements of transmission service utilized for network generation resources, but still left uncertain the transmission used for such resources that pre-dated transmission open access.  PNM filed a petition for rehearing seeking clarification of this issue in regards to one such generation resource that PNM has under contract.  Numerous other entities also filed petitions for rehearing and/or clarification.  Additionally, a number of entities, including EEI, requested extensions of time for making several of the compliance filings due under the order issued in the NOPR.  In December 2007, FERC issued its order on rehearing and clarified and revised some aspects of its initial order and rule designated as Order 890-A.  FERC did not specifically rule on the request PNM filed for clarification on transmission used for network generation resources.  The order reiterated its general rule on this topic, which had no impact on PNM operations. In January 2008, multiple parties filed requests for rehearing of Order 890-A.  PNM did not join any of these rehearing requests. The Company cannot predict the outcome of the final rule.

The Company’s transmission group completed the numerous FERC compliance filings required by Order 890.  On May 30, 2007, the Company posted its initial compliance filing and its transmission planning proposal on its website.  PNM will continue making the required compliance filings and will participate in FERC’s technical conferences regarding Order 890 reliability standards.

Biomass Project

PNM has entered into a 20-year contract for the purchase of 32 MW of capacity from a renewable biomass power generation facility in central New Mexico to commence in 2009.  The purchase power agreement is contingent upon the satisfaction of certain conditions precedent as outlined in the purchase power agreement.  The contract contains several conditions including obtaining permits, completion of financial closing by April 2, 2007 and the start of construction by July 2, 2007.  The biomass project owner was unable to complete the financial closing on April 2, 2007.  As a result, PNM delivered a remediable event of default letter to the biomass project owner.  The operator has declared a force majeure over failure to obtain an air permit.  On June 18, 2007, PNM sent a letter to the operator conditionally accepting the notice of force majeure.  The operator was required to remedy the condition within 180 days of the notice dated May 25, 2007.  A hearing was held on August 20, 2007 on the owner’s appeal of the denial of the air permit.  The air permit was approved on October 2, 2007.

The biomass project owner filed an application in August 2007 with the New Mexico Energy, Mineral and Natural Resources Department (“EMNRD”) for a renewable energy production tax credit in connection with the project.   Production tax credit to all applicants is limited to two million megawatt hours per year.  The project owner’s application was denied on September 27, 2007, on grounds that the owner had not demonstrated the project was a qualifying facility for the credit because it had not shown there was a sufficient amount of wood fuel under contract.  The project owner filed an appeal of that decision on October 10, 2007.  A hearing on the appeal was held on January 25, 2008.  On February 14, 2008, the EMNRD Secretary issued an order directing the Energy Conservation and Management Division of EMNRD to accept the project owner’s application and estimate of the plant’s annual power-generating potential.  The project manager anticipates being issued the production tax credit on the basis of the Secretary’s order. The biomass facility is expected to begin commercial operations in late 2009 or early 2010.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

Valencia Energy Facility

On April 18, 2007, PNM entered into a power purchase agreement to purchase all of the electric capacity and energy from the Valencia Energy Facility, a proposed natural gas-fired power plant to be constructed near Albuquerque, New Mexico.  A third-party will build, own and operate the facility while PNM will be the sole purchaser of the electricity generated. The total projected construction cost for the facility is from $100 million to $105 million. The term of the power purchase agreement is for 20 years beginning June 1, 2008, with the full output of the plant estimated up to an average of 148 MW.  PNM will have the option to purchase and own up to 50% of the plant after it reaches commercial operation.  PNM estimates that the plant will typically operate during peak periods of energy demand in summer (less than 18% of the time on an annual basis).  PNM has evaluated the accounting treatment of this PPA and concluded that until the plant reaches commercial operation there are no impacts on PNM since it has no financial risks.  However, after commercial operation is achieved, PNM will consolidate the plant under FIN 46R since it will absorb the majority of the variability in the cash flows of the plant. The commercial operation of the Valencia facility is anticipated in the summer of 2008.

On May 31, 2007, the office of the AG and the staff of the NMPRC filed a petition for formal review requesting the NMPRC to investigate the PPA and related transactions relating to the Valencia Energy Facility to determine, among other things, whether the transactions are prudent, appropriate and consistent with NMPRC rules, and to establish the ratemaking treatment of the PPA.  On June 21, 2007, the NMPRC ordered PNM to respond to the Petition so that the NMPRC could ascertain PNM’s position on the matters raised before proceeding further with processing the Petition.  In its response, filed July 11, 2007, PNM described the terms of the agreement and process used to select this resource, stated that an investigation was not warranted and joined in the staff’s and AG’s request for determination of the ratemaking treatment for the agreement.  On November 6, 2007, the NMPRC issued an order, which appointed a hearing examiner and directed her to consider the issues raised in the petition and the response, including whether PNM's actions in entering into the PPA and in reporting that transaction to the NMPRC were consistent with statute and NMPRC rules.  On November 30, 2007, the hearing examiner issued a procedural order which set a deadline of March 31, 2008 for intervention and for parties other than PNM to file pleadings in response to the NMPRC’s November 6, 2007, order.  The procedural order further provides that PNM may respond to those pleadings by April 15, 2008.  A pre-hearing conference is scheduled for April 22, 2008.  The Company is unable to predict the outcome of this matter.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

Global Electric Agreement

In 2003, PNM signed the Global Electric Agreement, which provided for the repeal of a majority of the New Mexico Restructuring Act, a fixed rate path, procedures for PNM’s participation in unregulated generating plant activities and other regulatory issues.  In accordance with this rate path, PNM reduced its retail rates by 2.5% in September 2005.  The rate path was effective through December 31, 2007, at which time rates were subject to review by the NMPRC.  On February 21, 2007, PNM filed a general electric rate case requesting the NMPRC to approve an increase in general rates of $82.4 million, an increase of 14.8% over test period revenue subsequently amended to $76.9 million, which is 13.8%.  Electric rates will be subject to the decision by the NMRPC, which will issue the final order approximately, May 7, 2008.  See Electric Rate Case below.

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

Price-to-Beat Fuel Factor

Under the PUCT’s final order approving the acquisition of TNP by PNMR, First Choice filed its post-true-up price-to-beat adjustment filing to adjust its price-to-beat fuel factor on September 21, 2006.  First Choice’s filing calculated a 24.95% decrease in its price-to-beat fuel factors.  The PUCT made the fuel factor reset effective December 1, 2006, as First Choice had requested. As price-to-beat rates expired on December 31, 2006, the adjustments approved by the PUCT are no longer applicable.

Energy Agreement

In 2003, First Choice and Constellation executed a power supply agreement that resulted in Constellation being the primary supplier of power for First Choice’s customers through the end of 2006. Additionally, Constellation has agreed to supply power in certain transactions under the agreement beyond the date when that commitment expires.

In 2004, FCPSP, a bankruptcy remote entity, was created pursuant to the agreement with Constellation to hold all customer contracts previously held by First Choice.  Constellation received a lien against the assets of FCPSP to cover the settlement exposure and the mark-to-market exposure rather than requiring FCPSP to post alternate collateral for the purchase of power supply.  In addition, FCPSP was restricted by covenants that limited the size of FCPSP’s unhedged market positions and required that sales by FCPSP retain a positive retail margin.  The agreement did not, however, permit Constellation to demand additional collateral irrespective of its credit exposure under the agreement.  If, however, a change in electricity or gas forward prices increased Constellation’s credit exposure to FCPSP beyond a limit based on Constellation’s liens in cash and accounts receivable, Constellation had no obligation to supply additional power to customers of FCPSP unless FCPSP provided letters of credit or other collateral acceptable to Constellation, and FCPSP was constrained in its ability to sign up additional customers until that credit shortfall was corrected.  The existing pricing mechanism under the Constellation power supply agreement expired on December 31, 2006.  In addition, Constellation agreed to supply power in certain transactions under the PSA beyond the date when that commitment expired.  The obligations of Constellation to act as a qualified scheduling entity continued until the expiration of the agreement on December 31, 2007.   The contract was extended until January 31, 2008 and First Choice then became the qualified scheduling entity as of February 1, 2008.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

PNM

Gas Rate Case

On May 30, 2006, PNM filed a general gas rate case that asked the NMPRC to approve an increase in the service fees charged to its 481,000 natural gas customers.  The proposal would increase the set monthly fee, the charge tied to monthly usage, and miscellaneous on-demand service fees.  Those fees are separate from the cost of gas charged to customers.  The monthly cost of gas charge would not be affected by the fee increase.  The petition requested an increase in base gas service rates of $22.6 million and an increase in miscellaneous on-demand service rates of $0.2 million.  The request was designed to provide PNM’s gas utility an opportunity to earn an 11% return on equity, which is consistent with the average return allowed ten comparable natural gas utilities.  The petition also requested approval of a line item that provides a true-up mechanism for operational costs when system-wide gas consumption is lower or higher than what is designed in the rates.  On June 29, 2007 the NMPRC unanimously approved an increase in annual revenues of approximately $9 million for PNM.  The NMPRC based the new rates on a revenue requirement needed to earn a 9.53% return on equity.  The NMPRC did not approve PNM’s request for the true-up mechanism for operational costs based on system-wide gas consumption.  PNM and the AG filed appeals with the New Mexico Supreme Court.  The AG’s appeal seeks reversal of the NMPRC decision on one issue – weather normalization.  PNM’s appeal seeks reversal of the NMPRC determination of the required return on equity and on four cost-of-service accounting issues.  In addition, a number of issues on appeal could have impacts on the outcome of the current electric rate case proceedings. If PNM’s appeal is successful in all respects and the AG’s appeal is unsuccessful, PNM’s authorized annual revenue would increase by about $10 million.    If PNM’s appeal is unsuccessful in all respects and the AG’s appeal is upheld, PNM’s annual revenues would decrease by $6.8 million.  Initial briefs were filed November 20, 2007.  Answer briefs are due February 29, 2008.  PNM is unable to predict the outcome of these appeals.

Electric Rate Case

On February 21, 2007, PNM filed a general electric rate case requesting the NMPRC to approve an increase in service fees to all of PNM’s retail customers except those formerly served by TNMP.  The request was designed to provide PNM’s electric utility an opportunity to earn a 10.75% return on equity.  The application also requested authorization to implement a FPPAC through which changes in the cost of fuel and purchased power, above or below the costs included in base rates, will be passed through to customers on a monthly basis.  On September 6, 2007, the NMPRC extended the suspension of PNM’s proposed rates to May 7, 2008 and directed PNM to file supplemental testimony and exhibits to correct certain errors in PNM’s February 21, 2007 filing that PNM had brought to the NMPRC’s attention. The required supplemental testimony and exhibits were filed on September 10, 2007.  The NMPRC staff, the AG, and other intervenors have filed testimony and recommendations regarding PNM's rate application that propose substantial reductions to PNM's proposed rates.  These parties also stated their opposition to PNM's proposal to implement a FPPAC.  PNM filed rebuttal testimony refuting the positions of these parties and in further support of its position on November 19, 2007.  Hearings were held between December 5, 2007 and December 19, 2007.  At the hearing PNM adjusted its revenue increase request to $76.9 million, an increase of 13.8%.  A recommended decision of the hearing examiner is due by February 28, 2008 and an order is due approximately May 7, 2008.  PNM is unable to predict the outcome of the rate proceeding.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

Complaint Against Southwestern Public Service Company

In September 2005, PNM filed a complaint under the Federal Power Act against SPS. PNM believes that through its fuel cost adjustment clause, SPS has been overcharging PNM for deliveries of energy. PNM requested that the FERC investigate these charges for the period 2001 through 2004, and going forward. PNM had previously intervened in the Golden Spread Electric Coop complaint case against SPS for the same matter. Fuel cost charges for 2005 and 2006 are being addressed as part of the finding in the Golden Spread fuel charge adjustment clause case pending before the FERC, in which PNM is an intervenor.  The hearing was held in that case and in May 2006, the ALJ issued an initial decision in that proceeding recommending that SPS make refunds to customers, including PNM, for misapplication of charges in its fuel cost adjustment clause. The parties in that proceeding filed their exceptions to the initial decision, which is now pending FERC review.  PNM’s complaint also alleges that SPS’ demand charge rates for interruptible power sales are excessive and requested that FERC set a refund effective date of September 13, 2005 for these rates. Settlement conferences were held before a FERC settlement judge throughout the first quarter of 2006. Upon the failure of the parties to reach a settlement, the judge recommended the case proceed to hearing.

Additionally, in November 2005, SPS filed an electric rate case proposing to unbundle and raise rates charged to customers effective July 2006. PNM intervened in the case and objected to the proposed rate increase. In September 2006, PNM and SPS filed a settlement agreement at FERC in which PNM settled certain limited issues in the complaint proceeding, as well as in the SPS rate case.  On October 10, 2006, interested parties and FERC Trial Staff filed comments on the proposed settlement.  Only one party opposed the settlement, which was supported or not opposed by the remaining active parties and the FERC Trial Staff.  On October 19, 2006, PNM, SPS and FERC Trial Staff each filed reply comments contending that opposition to the limited settlement was without merit.  The Settlement Judge and the ALJ have certified the contested partial settlement and sent it to FERC for final approval.  The limited settlement must be approved by FERC before it may be effective.  The settlement has no impact on the initial decision of the ALJ in the fuel cost adjustment clause case or the pending petitions for rehearing in that docket.

In July 2007, the FERC open meeting agenda indicated the Golden Spread complaint case initial decision was on the docket for consideration by the FERC.  SPS and Golden Spread Electric Coop filed a motion to delay the FERC action on the initial decision to provide additional opportunity for the parties to reach settlement.  PNM filed its opposition to the motion requesting the FERC to proceed to issue an order on the initial decision.  However, FERC removed the Golden Spread item from its agenda.  In September 2007, FERC open meeting agenda again indicated the Golden Spread complaint case initial decision was on the docket for consideration by the FERC.  SPS and Golden Spread filed a motion to defer FERC action on the initial decision to provide yet additional time for them to reach settlement.  PNM and another intervenor in the case filed their opposition to the motion requesting the FERC to proceed to issue an order on the initial decision of the ALJ.  However, FERC removed the Golden Spread item from its open meeting agenda and did not issue an order on the initial decision.  In November 2007, SPS again filed a motion at FERC to defer action on the Golden Spread case alleging it was close to settlement with Golden Spread.  The motion was unopposed and granted.  In December 2007, SPS, Golden Spread and Occidental Petroleum filed a settlement at FERC.  The settling parties recognized the need for FERC to rule on the ALG’s recommended decision in the Golden Spread complaint case.  PNM did not oppose the settlement and the settlement is now pending before FERC. PNM cannot predict if the settlement will be approved by the FERC or what the outcome of the fuel cost adjustment clause proceeding at FERC will be.

NMPRC Inquiry on Fuel and Purchased Power Adjustment Clauses

On October 16, 2007, the NMPRC voted to open a notice of inquiry that may eventually lead to establishing simple and consistent rules for the implementation of FPPACs for all investor-owned utilities and electric cooperatives in New Mexico.  The investor-owned utilities and electric cooperatives were asked to respond to a series of questions; the responses will be discussed at a future workshop.  The  NMPRC staff was directed to make a filing dealing with the need for consistency of the fuel clauses, streamlining, and whether a single methodology would be beneficial and should be applied to all of the utilities.  PNM filed its comments on December 3, 2007.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

NMPRC Inquiry on Mitigation of Regulatory Disincentives to Energy Efficiency Programs

On January 29, 2008, the NMPRC issued a Notice of Inquiry (“NOI”) to identify disincentives in utility expenditures on energy efficiency and measures to mitigate those disincentives, including specific ratemaking alternatives.  By April 4, 2008, each public utility is required to submit written comments addressed to issues and questions set out in the NOI.  Responsive comments may be filed by April 25, 2008.  The NMPRC staff is directed to prepare a summary and analysis of the comments by May 23, 2008.

Investigation Into Executive Compensation

On December 11, 2007, the NMPRC issued an order docketing an investigation into whether the level of compensation paid to executives by investor-owned New Mexico utilities is reasonable and prudent.  The order required all such utilities to submit certain information and documents by January 11, 2008.  PNM timely made the required filing.  No further proceedings are scheduled at this time.

TNMP

TNMP Competitive Transition Charge True-Up Proceeding

The purpose of the true-up proceeding was to quantify and reconcile the amount of stranded costs that TNMP may recover from its transmission and distribution customers.  A 2004 PUCT decision established $87.3 million as TNMP’s stranded costs.

In July 2005, the PUCT issued a final order confirming the calculation of carrying costs and the amount of stranded costs allowed for recovery. TNMP and other parties appealed the July PUCT order. On July 24, 2006, the district court in Austin, Texas affirmed the PUCT order. TNMP appealed that decision to the Texas Third Court of Appeals in Austin, Texas.  On January 31, 2008, the Court of Appeals affirmed the District Court and PUCT decisions.  TNMP is considering filing a request with the Texas Supreme Court to review the Court of Appeals decision.

Interest Rate for Calculating Carrying Charges on TNMP’s Stranded Cost

The PUCT approved an amendment to the true-up rule at its June 29, 2006 open meeting. The amendment will result in a lower interest rate that TNMP is allowed to collect on the unsecuritized true-up balance through a CTC. The PUCT concluded that the correct rate at which a utility should accrue carrying costs through a CTC is the weighted average of an adjusted form of its marginal cost of debt and its unadjusted historical cost of debt, with the weighting based on the utility’s most recently authorized capital structure.  The new rate will affect TNMP by lowering the previously approved carrying cost rate of 10.93%. This change in carrying charges will affect the rates set in TNMP’s stranded cost filing. The rule went into effect on July 20, 2006, and TNMP made its compliance filing.  Because the PUCT staff disagreed with TNMP’s calculation of the interest rate, the matter was referred to SOAH for a hearing on the merits. The parties filed and submitted testimony.  Initial briefs were filed on April 6, 2007 with reply briefs filed on April 16, 2007.  On June 18, 2007, the ALJ issued a proposed order approving an interest rate of 8.06%. As this calculation differs from TNMP’s methodology and result, TNMP filed exceptions on July 2, 2007.  At the July 20, 2007 open meeting, the PUCT unanimously rejected the proposed order regarding the calculation of TNMP's on-going interest rate for the CTC. The PUCT approved the 8.31% interest rate proposed by TNMP and the PUCT staff.  The PUCT issued a final order and TNMP made a compliance filing to put the new rates that were to go into effect on February 1, 2008.  Intervenors have asserted objections to the compliance filing and those objections are pending at the PUCT.  In response to intervenors, the ALJ has suspended TNMP's February 1, 2008 rate implementation pending a hearing.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

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

The Company records its environmental liabilities when site assessments or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated.  The Company reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation, operations and maintenance, monitoring and site closure.  Unless there is a probable amount, the Company records the lower end of such reasonably likely range of costs (classified as other defined credits at undiscounted amounts).

The Company’s recorded liability estimated to remediate its identified sites was as follows:

PNMR		PNM		TNMP
December 31,		December 31,		December 31,
2007	2006	2007	2006	2007	2006
(In thousands)

$4,882	$3,692	$4,882	$3,692	$ -	$ -

The Company expended the following for remediation:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

PNMR	$469	$747	$465
PNM	$469	$501	$443

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

				Pre-
				Acquisition
	Post-Acquisition			January 1-
	Year Ended December 31,			June 5,
	2007	2006	2005	2005
		(In thousands)

TNMP	$ -	$246	$22	$ 20

The ultimate cost to clean up the Company’s identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as the extent and nature of contamination, the scarcity of reliable data for identified sites, and the time periods over which site remediation is expected to occur.  The Company expects that the majority of the December 31, 2007 environmental liability will be paid over the next five years, funded by cash generated from operations.  Future environmental obligations are not expected to have a material impact on the results of operations or financial condition of the Company.

(19)     Accumulated Other Comprehensive Income
b
Accumulated other comprehensive income reports a measure for accumulated changes in equity that result from transactions and other economic events other than transactions with shareholders.  The following table sets forth each component of accumulated other comprehensive income, net of income taxes:

		Additional	Mark-to-
	Unrealized	minimum	market for	Accumulated
	gain (loss)	pension	cash-flow	other
	on	liability	hedge	comprehensive
	securities	adjustment	transactions	income (loss)
	(In thousands)
PNMR
Balance at December 31, 2006	$15,861	$(6,240)	$19,288	$28,909
Balance at December 31, 2007	12,985	(4,794)	3,017	11,208

PNM
Balance at December 31, 2006	$15,861	$(6,801)	$(299)	$8,761
Balance at December 31, 2007	12,985	(5,615)	210	7,580

TNMP
Balance at December 31, 2006	$-	$562	$-	$562
Balance at December 31, 2007	-	823	-	823

(20)    Related Party Transactions

PNMR, PNM, TNMP, and EnergyCo are considered related parties as defined in SFAS 57.  PNMR Services Company provides corporate services to PNMR, its subsidiaries, and EnergyCo in accordance with shared services agreements.  These services are billed on a monthly basis to the business units.  Billings are at cost, except for EnergyCo, which includes a profit element.  In addition, PNMR pays certain expenses for PNM and TNMP that are then reimbursed to PNMR.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

See Note 6 for information on intercompany borrowing arrangements.

PNM and TNMP engaged in various affiliate transactions during 2005 and 2006 to best utilize the resources held by both companies.  Through December 31, 2006, PNM sold electricity and energy-scheduling services to TNMP under a long-term wholesale power contract.  Effective January 1, 2007, TNMP’s New Mexico customers were transferred to PNM.  TNMP sells transmission and distribution services to First Choice.

PNMR Services Company incurs capital expenditures related to buildings and software.  These expenditures are normally reimbursed through management fee billings as the assets depreciate.  In order to pay down line of credit borrowings, PNMR Services Company required capital expenditures to be reimbursed more timely.  In October 2006, all expenditures related to capital were billed to PNMR subsidiaries.  The amount paid by the subsidiaries is in a deferred asset account that will be relieved as the assets on PNMR Services Company depreciate.

See Note 22 for information concerning EnergyCo.  See Note 23 for information concerning the transfer of operations from TNMP to PNM and the proposed sale of PNM Gas.  The table below summarizes the nature and amount of related party transactions of PNMR, PNM and TNMP:

	Year Ended December 31,
	2007	2006	2005
		(In thousands)

Electricity, transmission and distribution related services billings:
PNM to TNMP	$126	$50,067	$24,239
TNMP to PNMR	69,731	68,555	45,947

Shared services billings from PNMR to:
PNM*	93,894	122,684	118,158
TNMP	18,396	24,637	9,048

Services billings from PNMR to EnergyCo	10,734	-	-

PNMR Services capital expenditures fees:
PNM to PNMR**	99	30,695	-
TNMP to PNMR	18	5,281	-

Income tax sharing payments from:
PNM to PNMR	5,604	32,729	2,865
TNMP to PNMR	-	7,001	20,888
PNMR to TNMP	(15,529)	-	-

Interest payments:
PNM to PNMR	3	-	-
TNMP to PNMR	1,165	-	-

* PNM Shared services include billings to PNM Gas of $ 32.0 million, $ 41.5 million, and $ 41.0 million 2007, 2006, and 2005.

** PNM Capital Expenditures Fees include billings to PNM Gas of $ 8.5 million for the year 2006.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

(21)     New Accounting Pronouncements

SFAS 160 – Noncontrolling Interest in Consolidated Financial Statements

In December 2007, the FASB issued SFAS 160.  The objective of SFAS 160 is to improve the relevance, comparability and transparency in ownership interests.  SFAS 160 will change the way companies measure and present an acquisition of a noncontrolling (minority) and changes in a controlling interest.  The Company will be required to adopt SFAS 160 beginning January 1, 2009.  The Company is currently evaluating the impact SFAS 160 will have on its financial statements.

SFAS 141R – Business Combinations

Also in December 2007, the FASB completed re-deliberations and issued the final standard of SFAS 141(R). The revisions to this accounting standard further the FASB’s push towards the increased use of fair value in financial statements.  The underlying principle of SFAS 141(R) is for an acquirer to measure all assets acquired and liabilities assumed at fair value as of the acquisition date.  Although the statement is to be applied prospectively, the statement contains certain transition provisions related to income taxes that have the ability to affect transactions consummated before its effective date.  The Company will be required to adopt SFAS 141(R) beginning January 1, 2009.  The Company is currently evaluating the impact SFAS 141(R) will have on its financial statements and SFAS 141R will apply to any acquisitions consummated after December 31, 2008.

SFAS 157 – Fair Value Measurement, FSP FAS157-1, and FSP FAS157-2

In September 2006, the FASB issued SFAS 157.  SFAS 157 is effective for fiscal years beginning after November 15, 2007. This statement does not call for any additional fair value measurements, but rather establishes a definition of fair value, a method for measuring fair value and a fair value hierarchy. In addition, SFAS 157 requires additional disclosures surrounding items recorded at fair value. The Company adopted this new accounting pronouncement as of January 1, 2008 and PNM and PNMR expect to recognize an increase in retained earnings of $10.4 million.

FSP FAS 157-1 was issued on February 14, 2008 and amends SFAS 157 to exclude lease transactions accounted for under SFAS 13 from the scope of SFAS 157.  FSP FAS 157-1 is effective upon the initial adoption of SFAS 157.  The Company has not applied SFAS 157 to any of its lease transactions.  On February 12, 2008, the FASB issued FSP FAS 157-2, which delays for one year, the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  FSP FAS 157-2 is effective on its release date.  The Company is currently evaluating the impact FSP FAS 157-2 will have on its financial statements although it will apply to fair value determination utilized by the Company in evaluating long-lived and intangible assets for potential impairment.

SFAS 159 – Fair Value Option

In February 2007, FASB issued SFAS 159. SFAS 159 is effective for fiscal years beginning after November 15, 2007. This statement permits entities to irrevocably choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Any unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. The Company has assessed this option and decided not to adopt this new accounting pronouncement for any items eligible at January 1, 2008.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

FIN 39 – 1 Amendment of FASB Interpretation No. 39

In April 2007, the FASB issued FIN 39-1.  It amends the definition of contracts with the definition of derivative instruments under SFAS 133.  It also requires entities that offset fair values of derivatives with the same party under a netting agreement to also net the fair values of related cash collateral.  The entities must disclose whether or not they offset fair values of derivatives and related cash collateral and amounts recognized for cash collateral payables and receivables at the end of each reporting period.  FIN 39-1 is effective for fiscal years beginning after November 15, 2007 and requires retrospective application as a change in accounting principle for all periods presented.  The Company expects this standard to change its method of netting certain balance sheet amounts related to derivative instruments, but does not expect any impact on results of operations or cash flows.

(22)     EnergyCo

In January 2007, PNMR and ECJV, a wholly owned subsidiary of Cascade, created EnergyCo, to serve expanding U.S. markets throughout the Southwest, Texas and the West.  PNMR and ECJV each have a 50 percent ownership interest in EnergyCo, a limited liability company.  To fund startup expenses of EnergyCo, both members contributed $2.5 million to EnergyCo in the three months ended March 31, 2007.

On June 1, 2007, PNMR contributed its ownership of Altura to EnergyCo at fair value of $549.6 million (after the working capital adjustment described below). ECJV made a cash contribution to EnergyCo equal to 50% of the fair value amount, and EnergyCo distributed that cash to PNMR.  PNMR accounted for this transaction by (1) removing the assets and liabilities transferred to EnergyCo from its consolidated financial statements; (2) recording an additional investment in EnergyCo for an amount equal to 50% of the net carrying value of the Altura assets and liabilities transferred, reflecting that 50% of the items transferred are in effect still owned by PNMR; and (3) reflecting in results of operations the difference between the cash received and 50% of the net carrying value of the items transferred that in effect were sold to ECJV, which resulted in a pre-tax loss of $3.1 million being reflected in energy production costs.  As provided under the contribution agreement, subsequent to June 1, 2007, an adjustment to the contribution amounts was made for changes in components of working capital between the date for which fair value was determined and closing.  The result of this adjustment was a payment by PNMR of $2.1 million.

EnergyCo has entered into a bank financing arrangement with a term of five years, which includes a revolving line of credit.  This facility also provides for bank letters of credit to be issued as credit support for certain contractual arrangements entered into by EnergyCo.  Cascade and ECJV have guaranteed EnergyCo’s obligations on this facility and, to secure EnergyCo’s obligation to reimburse Cascade and ECJV for any payments made under the guaranty, has a first lien on all assets of EnergyCo and its subsidiaries.  In June 2007, EnergyCo distributed $87.5 million to each of PNMR and ECJV from a long-term borrowing under this facility.

Effective August 1, 2007, EnergyCo completed the acquisition of the CoGen Lyondell Power Generation Facility (now known as Altura Cogen, LLC), a 614 MW natural gas-fired cogeneration electric and steam plant, located near Houston, Texas.  The purchase price of $477.9 million, after working capital adjustments, was funded through cash contributions of $42.5 million from each of PNMR and ECJV and the remaining amount was financed through borrowings under EnergyCo’s credit facility.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

Summarized financial information for EnergyCo is as follows:

Year Ended December 31, 2007
(In thousands)

Operating revenues	$224,339
Cost of sales	147,312
Gross margin	77,027
Non-fuel operations and maintenance expenses	13,253
Administrative and general expenses	15,445
Depreciation and amortization expense	15,665
Interest expense	17,907
Other	4,169
Earnings before income taxes	10,588
Income taxes(1)	434
Net earnings	$10,154

50 percent of net earnings	$5,077
Plus amortization of basis difference in EnergyCo	2,504
PNMR equity in net earnings of EnergyCo	$7,581

(1)  Represents the Texas Margin Tax, which is considered an income tax.

As of December 31, 2007
(In thousands)

Current assets	$119,255
Net property plant and equipment	853,492
Deferred assets	297,197
Total assets	1,269,944

Current liabilities	88,812
Long-term debt	650,778
Other long-term liabilities	34,344
Total liabilities	773,934

Owners’ equity	$496,010

50 percent of owners’ equity	$248,005
Unamortized PNMR basis difference in EnergyCo	89
PNMR equity investment in EnergyCo	$248,094

SFAS 141 requires that EnergyCo individually value each asset and liability received in the Altura and Altura Cogen transactions and initially record them on its balance sheet at the determined fair value.  For both transactions, this accounting results in a significant amount of amortization since contracts acquired were out of market and emission allowances, while acquired from government programs without cost to EnergyCo, have significant market value.  During 2007, EnergyCo recorded, as operating revenues, income from amortization of contracts acquired of $36.4 million, which is recorded in operating revenues, and amortization expense on emission allowances of $2.3 million, which is recorded in cost of sales.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

(23)	Discontinued Operations

PNM Gas

As discussed in Note 2, PNM entered into an agreement to sell its gas operations, which comprise the PNM Gas segment.  Under GAAP, the assets and liabilities of PNM Gas are considered to be held-for-sale as of December 31, 2007 and presented as discontinued operations on the accompanying balance sheets.  The PNM Gas results of operations are excluded from continuing operations and presented as discontinued operations on the statements of earnings.  Prior periods have been recast to be consistent with this presentation.  Summarized financial information for PNM Gas is as follows:

Results of Operations

	Year Ended December 31,
	2007	2006	2005
		(In thousands)
Operating revenues	$508,546	$508,829	$511,442
Cost of energy	352,807	361,873	364,205
Gross margin	155,739	146,956	147,237
Operating expenses	97,102	96,771	95,041
Depreciation and amortization	21,649	21,609	20,310
Operating income	36,988	28,576	31,886
Other income (deductions)	1,147	4,136	4,457
Net interest charges	(12,225)	(11,415)	(10,259)
Segment earnings before income taxes	25,910	21,297	26,084
Income taxes (benefit)	10,394	8,439	10,360
Segment Earnings	$15,516	$12,858	$15,724

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

Financial Position

	Year Ended December 31,
	2007	2006
	(In thousands)
ASSETS
Cash and cash equivalents	$28	$35
Accounts receivable and unbilled revenues, net	89,699	95,312
Regulatory and other current assets	30,334	38,315
Total current assets	120,061	133,662
Gas plant in service	743,664	722,962
Accumulated depreciation and amortization	(245,741)	(234,994)
Construction work in progress	22,411	14,864
Net utility plant	520,334	502,832
Regulatory and other assets	6,205	9,166
	$646,600	$645,660

LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$68,458	$62,948
Regulatory and other current liabilities	27,545	38,810
Total current liabilities	96,003	101,758
Regulatory liabilities	72,727	69,758
Deferred credits and other liabilities	17,121	21,672
Total deferred credits and other liabilities	89,848	91,430
Equity	460,749	452,472
	$646,600	$645,660

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

Information on the regulatory assets and liabilities of PNM Gas is as follows:

	December 31,
	2007	2006
	(In thousands)
Assets:
Current:
PGAC	$11,769	$16,965
Other	744	149
	12,513	17,114
Non-Current:
OPEB	2,900	2,900
PGAC	-	3,297
Other	1,991	458
	4,891	6,655
Total regulatory assets	$17,404	$23,769

Liabilities:
Current:
PGAC	$(2,623)	$-
Off-system sales margin	(1,166)	(1,172)
Other	(510)	-
	(4,299)	(1,172)
Non-Current:
Cost of Removal	(72,727)	(69,758)
Total regulatory liabilities	$(77,026)	$(70,930)

PNM’s cost-of-gas revenues collected from sales-service customers are recovered in accordance with NMPRC regulations through the PGAC and represent a pass-through of the cost of natural gas to the customer.  The NMPRC has approved an agreement regarding the hedging strategy of PNM and the implementation of a price management fund program which includes a continuous monthly balancing account with a carrying charge.  This carrying charge has the effect of keeping PNM whole on purchases of gas since it is compensated for the time value of money that exists due to any delay in collections from customers.

PNM uses call options and financial swaps to facilitate the hedge strategy. PNM Gas also enters into physical gas contracts to meet the needs of its retail sales-service customers.  Due to the pending sale of PNM Gas, these contracts that extend beyond December 31, 2008 no longer qualify for the normal purchases exception pursuant to SFAS 133 as of December 31, 2007 and were marked-to-market. Costs and gains and losses for the above instruments are deferred and recovered through the PGAC with no income statement effect.  At December 31, 2007, PNM Gas had $7.1 million of current assets and current liabilities related to these instruments.  At December 31, 2006, PNM Gas had $16.7 million of current assets and current liabilities and $3.3 million of long-term assets and long-term liabilities related to these instruments.

TNMP – New Mexico

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

In accordance with SFAS 144 and EITF 03-13, the Company determined that the New Mexico operations component of TNMP is required to be reported as discontinued operations in the TNMP Consolidated Statements of Operations for periods prior to January 1, 2007. Due to the fact the net assets were distributed to TNMP’s parent, PNMR, the assets and liabilities were considered “held and used” up until the date of transfer and, according to SFAS 144, are not classified as “held for sale” within TNMP’s Consolidated Balance Sheet at December 31, 2006.  No gain or loss or impairments were recognized on the disposition due to the fact the transfer was among entities under common control.  Furthermore, the TNMP New Mexico operations are subject to traditional rate of return regulation.  Subsequent to the transfer, the NMPRC regulates these operations in the same manner as prior to the transfer.  Under SFAS 71, the assets and liabilities were recorded by PNM at TNMP’s carrying amounts, which represent their fair value within the regulatory environment.

Under SFAS 154, the asset transfer did not meet the definition of a “change in reporting entity” since PNM’s financial statement composition remained unchanged after the transfer.  The assets and operations transferred from TNMP are in the same line of business as PNM and are immaterial to both PNM’s assets and net earnings.

The following table summarizes the results classified as discontinued operations in TNMP’s Consolidated Statements of Earnings:

	Post- Acquisition		Pre-
		Period	Acquisition
	Year Ended	June 6 -	January 1 -
	December 31,	December 31,	June 5,
	2006	2005	2005
	(In thousands)

Operating revenues	$99,121	$62,900	$48,324
Operating expenses and other income	93,992	53,082	41,297
Earnings from discontinued operations before income tax	5,129	9,818	7,027
Income tax expense	1,548	3,552	2,456
Earnings from discontinued operations	$3,581	$6,266	$4,571

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

The following table summarizes the TNMP New Mexico assets and liabilities transferred to PNM:

January 1,
2007
(In thousands)
Current assets	$15,444
Other property and investments	10
Utility plant, net	96,468
Goodwill	102,775
Deferred charges	1,377
Total assets transferred to PNM	216,074

Current liabilities	17,313
Long-term debt	1,065
Deferred credits and other liabilities	30,673
Total liabilities transferred to PNM	49,051

Net assets transferred between entities	$167,023

(24)	Business Improvement Plan

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

The Company has existing plans providing severance benefits to employees who are involuntarily terminated due to elimination of their positions.  Under SFAS 112, the severance benefits payable under the Company’s existing plans should be recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.  At December 31, 2007, the Company assessed the status of the business improvement plan process and the positions that were probable of being eliminated as determined at that time.  The Company then calculated the severance benefits that would be associated with those positions and recorded a pre-tax expense of $10.5 million of which $5.0 million was recorded by PNM and $0.6 million was recorded by TNMP.  The Company also incurred other costs related to the business improvement plan of $1.3 million at December 31, 2007.  As additional phases of the business improvement plan are developed, the associated costs will be analyzed and recorded as specified by GAAP.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

(25)	Goodwill and Other Intangible Assets

The excess purchase price over the fair value of the assets acquired and the liabilities assumed by PNMR for its June 6, 2005 acquisition of TNP was recorded as goodwill.  In 2007, the TNMP assets that were included in its New Mexico operations, including goodwill, were transferred to PNM.  See Note 23.  The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2007 and 2006 were as follows:

	PNM	TNMP Electric	First Choice	Total PNMR
	(In thousands)

Balance as of December 31, 2005	$-	$367,245	$131,910	$499,155
Adjustments during 2006	-	(3,481)	64	(3,417)
Balance as of December 31, 2006	-	363,764	131,974	495,738
Adjustments during 2007	102,775	(102,643)	(206)	(74)
Balance as of December 31, 2007	$102,775	$261,121	$131,768	$495,664

Of the $79.3 million of other intangible assets acquired in the TNP acquisition, $68.8 million relates to the trade name “First Choice.”  The trade name has an indefinite useful life; therefore, no amortization is recorded.  The other $10.5 million intangible asset relates to the First Choice customer list.  The useful life of the customer list is estimated to be approximately eight years and is being amortized over this period at $1.3 million per year.  The 2006 purchase of the Twin Oaks plant included the development rights for a possible 600-megawatt expansion of the plant valued at $25 million, which PNMR has classified as an other intangible asset.  The rights have an indefinite life and no amortization is recorded.  See Note 2.

The components of PNMR’s other identifiable intangible assets are as follows:

	December 31,
	2007	2006
	(In thousands)

First Choice trade name	$68,774	$68,774
First Choice customer list	10,480	10,480
Twin Oaks expansion rights	-	25,000
Total other intangible assets	79,254	104,254
Accumulated amortization	3,362	2,052
	$75,892	$102,202

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

(26)	Quarterly Operating Results (Unaudited)

Unaudited operating results by quarters for 2007 and 2006 are presented below. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for such periods have been included.  Effective January 1, 2007, TNMP’s New Mexico operations were transferred to PNM Electric.  In January 2008, an agreement was entered into to sell PNM’s gas operations, which are considered discontinued operations and excluded from continuing operations in the tables below.

		Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
PNMR
2007
Operating revenues	$437,044	$505,569	$569,909	$401,507
Operating income	48,455	25,896	23,232	27,459
Earnings from continuing operations	15,144	21,828	11,742	10,644
Net earnings	29,666	20,240	8,372	16,596
Earnings from Continuing Operations per Common Share:
Basic	0.20	0.29	0.15	0.14
Diluted	0.19	0.28	0.15	0.14
Net Earnings per Common Share:
Basic	0.39	0.26	0.11	0.22
Diluted	0.38	0.26	0.11	0.22
2006
Operating revenues	$448,350	$477,824	$581,191	$455,995
Operating income	34,939	54,925	101,022	58,947
Earnings from continuing operations	13,863	19,050	47,209	27,838
Net Earnings	26,001	15,983	43,520	35,314
Earnings from Continuing Operations per Common Share:
Basic	0.20	0.28	0.68	0.39
Diluted	0.20	0.27	0.67	0.38
Net Earnings per Common Share:
Basic	0.38	0.23	0.62	0.49
Diluted	0.37	0.23	0.62	0.48
PNM
2007
Operating revenues	$240,352	$300,331	$360,455	$235,836
Operating income	28,167	4,603	301	900
Earnings from continuing operations	14,358	777	1,612	6,644
Net earnings	28,748	(943)	(1,890)	12,464
2006
Operating revenues	311,492	259,322	302,927	241,722
Operating income	30,837	13,847	38,836	15,777
Earnings from continuing operations	17,966	6,063	21,337	12,727
Net earnings	29,972	2,864	17,516	20,071
TNMP
2007
Operating revenues	$40,928	$43,536	$52,680	$43,277
Operating income	8,107	11,555	21,062	11,946
Net earnings	938	4,234	10,228	3,008
2006
Operating revenues	$35,547	$39,696	$43,728	$38,898
Operating Income	4,775	8,421	12,803	12,268
Earnings from continuing operations	685	1,209	5,471	4,753
Earnings	1,156	2,836	5,990	5,717

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PNM Resources, Inc. and Public Service Company of New Mexico
Albuquerque, New Mexico

We have audited the consolidated financial statements of PNM Resources, Inc. and subsidiaries and Public Service Company of New Mexico and subsidiaries (collectively, the “Companies”) as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and internal control over financial reporting as of December 31, 2007, and have issued our reports thereon dated February 28, 2008 (which reports express an unqualified opinion and include explanatory paragraphs regarding the adoption of Financial Accounting Standards Board Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations in 2005, and Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment and Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R in 2006 and the adoption of Financial Accounting Standards Board Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes in 2007); such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audit also included the financial statement schedules of the Companies listed in Item 15. The financial statement schedules are the responsibility of the Companies’ management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Texas-New Mexico Power Company
Irving, Texas

We have audited the consolidated financial statements of Texas-New Mexico Power Company and subsidiaries (collectively, the “Company”) as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and have issued our reports thereon dated February 28, 2008 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of Financial Accounting Standards Board Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations in 2005 and Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment and Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R in 2006 and the adoption of Financial Accounting Standards Board Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes in 2007); such consolidated financial statements and report are included elsewhere in this Form 10-K.  Our audit also included the financial statement schedule of the Company listed in Item 15.  The financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audit.  In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

February 28, 2008
Dallas, Texas

SCHEDULE I

PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands)
Assets
Cash and cash equivalents	$344	$9,045
Intercompany receivables	73,556	109,565
Other current assets	77,312	3,896
Total current assets	151,212	122,506

Property, plant and equipment, net of accumulated
depreciation of $8,816 and $8,013	24,374	25,379
Long-term investments	24,473	29,013
Investment in subsidiaries (including discontinued operations)	2,047,233	2,450,371
Equity investment in EnergyCo	248,094	-
Other long-term assets	8,924	11,982
Total long-term assets	2,353,098	2,516,745

	$2,504,310	$2,639,251

Liabilities and Stockholders' Equity
Short-term debt	$358,969	$513,045
Current liabilities	31,362	50,819
Long-term debt	358,549	358,097
Other long-term liabilities	63,019	12,380
Total liabilities	811,899	934,341

Common stock outstanding (no par value, 120,000,000 shares authorized:
issued and outstanding 76,814,491 and 76,648,472	1,042,974	1,040,451
Accumulated other comprehensive income, net of tax	11,208	28,909
Retained earnings	638,229	635,550
Total common stockholders' equity	1,692,411	1,704,910

	$2,504,310	$2,639,251

See notes to the consolidated financial statements.

PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF EARNINGS

	Year ended December 31,
	2007	2006	2005
		(In thousands)

Operating Revenues	$-	$-	$-
Operating Expenses	22,434	14,592	14,303
Operating income (loss)	(22,434)	(14,592)	(14,303)
Other Income and Deductions:
Equity in earnings of subsidiaries	78,580	148,587	76,324
Equity in net earnings of EnergyCo	7,581	-	-
Other income	2,766	3,583	3,775
Other deductions	(47,217)	(58,283)	(32,426)
Net other income and deductions	41,710	93,887	47,673

Income Before Income Taxes	19,276	79,295	33,370
Income Tax Expense (Benefit)	(40,082)	(28,665)	(16,877)

Earnings from Continuing Operations	59,358	107,960	50,247

Earnings from Discontinuing Operations, net of tax
of $10,395, $8,439, and $10,360	15,516	12,858	15,724

Cumulative effect of change in accounting principle, net of
tax expense of $0, $0 and $26	-	-	(40)
Net Earnings	$74,874	$120,818	$65,931

See notes to the consolidated financial statements.

SCHEDULE I
PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$74,874	$120,818	$65,931
Adjustments to reconcile net earnings to net cash flows
from operating activities:
Depreciation and amortization	4,942	509	677
Deferred income tax expense	(416)	4,996	(6,281)
Equity in earnings of subsidiaries	(94,096)	(161,445)	(92,048)
Equity in net earnings of EnergyCo	(7,581)	-	-
Impairment of intangible assets	3,380	-	-
Realized loss on Altura contribution	3,089	-	-
Stock based compensation expense	7,557	7,539	-
Other, net	-	676	9,225
Changes in certain assets and liabilities:
Other current assets	(1,366)	10,494	170
Other assets	3,375	(974)	(9,209)
Accounts payable	(641)	(4,605)	(2,992)
Accrued interest and taxes	(73,376)	(40,475)	81,759
Other current liabilities	42,150	35,111	(28,956)
Other liabilities	(10,099)	(6,138)	(3,609)
Net cash flows from operating activities	(48,208)	(33,494)	14,667
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(8)	(5,980)	(615)
Proceeds from sales of property, plant and equipment	94	-	-
Investments in subsidiaries	(148,349)	(476,058)	(557,229)
Investments in EnergyCo	(45,040)	-	-
Distributions from EnergyCo	362,282	-	-
Cash dividends from subsidiaries	101,300	40,000	140,500
Other, net	498	(21,467)	478
Net cash flows provided (used) in investing activities	270,777	(463,505)	(416,866)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(158,086)	319,045	160,000
Long-term debt borrowings	-	15,000	347,250
Issuance of common stock	4,281	226,098	101,231
Exercise of employee stock options	(7,266)	(9,641)	(9,735)
Excess tax benefit from stock-based payment arrangements	12	1,072	-
Dividends paid	(69,807)	(59,707)	(51,128)
Change in intercompany accounts	-	-	(135,620)
Other, net	(404)	1,958	2,032
Net cash flows from financing activities	(231,270)	493,825	414,030
Change in Cash and Cash Equivalents	(8,701)	(3,174)	11,831
Cash and Cash Equivalents at Beginning of Period	9,045	12,219	388
Cash and Cash Equivalents at End of Period	$344	$9,045	$12,219
Supplemental Cash Flow Disclosures:
Interest paid	$(39,938)	$(58,401)	$16,780
Income taxes refunded, net	$(2,903)	$(11,586)	$(4,179)
Non-cash dividends from subsidiaries	$-	$-	$13,150

See notes to the consolidated financial statements.

SCHEDULE II
PNM RESOURCES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

		Additions			Deductions

	Balance at	Charged to	Charged to
	beginning of	costs and	other		Write-off	Balance at
Description	year	expenses	accounts		adjustments	end of year
(In thousands)
(a)Allowance for doubtful accounts,
year ended December 31:
2005	$ 658	$ 2,677	$ 1,611	(c)	$ 2,067	$ 2,879

2006	$ 2,879	$ 14,495	$ -		$ 11,534	$ 5,840

2007	$ 5,840	$ 17,044	$ 3,770		$ 20,633	$ 6,021

(b)Allowance for credit
volatility year ended December 31:
2005	$ 64	$ 115	$ -		$ 6	$ 173

2006	$ 173	$ (1)	$ -		$ 30	$ 142

2007	$ 142	$ 262	$ -		$ 367	$ 37

(a)	Totals reflect continuing operations.

(b)	Recorded in other deferred credits on the Consolidated Balance Sheets.

(c)	Represents the TNP allowance for doubtful accounts at June 6, 2005.

SCHEDULE II
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions

	Balance at	Charged to	Charged to
	beginning of	costs and	other	Write-off	Balance at
Description	year	expenses	accounts	adjustments	end of year
(In thousands)
(a)Allowance for doubtful accounts,
year ended December 31:
2005	$ 658	$ 37	$ -	$ 35	$ 660

2006	$ 660	$ 83	$ -	$ 14	$ 729

2007	$ 729	$ 1,967	$(1,903)	$ 64	$ 729

(b)Allowance for credit
volatility year ended December 31:
2005	$ 64	$ 115	$ -	$ 6	$ 173

2006	$ 173	$ (1)	$ -	$ 30	$ 142

2007	$ 142	$ 262	$ -	$ 367	$ 37

(a)	Totals reflect continuing operations.
(b)	Recorded in other deferred credits on the Consolidated Balance Sheets.

SCHEDULE II
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions

	Balance at	Charged to	Charged to
	beginning of	costs and	other	Write-off	Balance at
Description	year	expenses	accounts	adjustments	end of year
(In thousands)
Allowance for doubtful accounts,
year ended December 31:
Pre-Acquisition *
January 1 – June 5, 2005	$ 191	$ (68)	$ -	$ 52	$ 71

Post-Acquisition *
June 6 – December 31, 2005	$ 71	$ 100	$ -	$ 71	$ 100

2006	$ 100	$ 25	$ -	$ 94	$ 31

2007	$ 31	$ 3	$ (3)	$ 31	$ -

* On June 6, 2005, PNMR completed the acquisition of TNP, parent company of TNMP, effective at 8:00 AM Central Daylight Time.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

PNMR

(a) Evaluation of disclosure controls and procedures.

PNMR maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.   Based on an evaluation of PNMR’s disclosure controls and procedures as of the end of the period covered by this report conducted by management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer believe that these controls and procedures are effective to ensure that PNMR meets the requirements of SEC Regulation 13A, Rule 13a-15(e) and Rule 15d-15(e).

(b) Management’s report on internal control over financial reporting.

“Management’s Annual Report on Internal Control Over Financial Reporting” appears on page B-5. This report is incorporated by reference herein.

(c) Changes in internal controls.

There have been no changes in PNMR’s internal controls over financial reporting for the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, PNMR’s internal control over financial reporting.

PNM

(a) Evaluation of disclosure controls and procedures.

PNM maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of PNM’s disclosure controls and procedures as of the end of the period covered by this report conducted by management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer believe that these controls and procedures are effective to ensure that PNM is able to meet the requirements of SEC Regulation 13A, Rule 13a-15(e) and Rule 15d-15(e).

(b) Management’s report on internal control over financial reporting.

“Management’s Annual Report on Internal Control Over Financial Reporting” appears on page B-6. This report is incorporated by reference herein.

(c) Changes in internal controls.

There have been no changes in PNM’s internal controls over financial reporting for the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, PNM’s internal control over financial reporting.

C-1

TNMP

(a) Evaluation of disclosure controls and procedures.

TNMP maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  Based on an evaluation of TNMP’s disclosure controls and procedures as of the end of the period covered by this report conducted by management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer believe that these controls and procedures are effective to ensure that TNMP meets the requirements of SEC Regulation 13A, Rule 13a-15(e) and Rule 15d-15(e).

(b) Management’s report on internal control over financial reporting.

“Management’s Annual Report on Internal Control Over Financial Reporting” appears on page B-7. This report is incorporated by reference herein.

(c) Changes in internal controls.

There have been no changes in TNMP’s internal controls over financial reporting for the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, TNMP’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

C-2

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE COMPANY AND CORPORATE GOVERNANCE

Reference is hereby made to “Proposal 1:  Election of Directors” in PNMR’s Proxy Statement relating to the annual meeting of stockholders to be held on May 28, 2008 (the “2008 Proxy Statement”), to PART I, SUPPLEMENTAL ITEM - “EXECUTIVE OFFICERS OF THE COMPANY” in this Form 10-K, “Other Matters” - “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the 2008 Proxy Statement.  The Company intends to satisfy the disclosure requirements of Form 8-K relating to amendments to the Company’s code of ethics applicable to its senior executive and financial officers by posting such information on its Internet website.  Information about the Company’s website is included under Part I, Item 1 - “Company Website.”

PNMR’s common stock and the publicly issued equity-linked units are listed on the New York Stock Exchange. As a result, PNMR’s Chief Executive Officer is required to make an annual certification to the New York Stock Exchange stating that he was not aware of any violations by PNMR of the New York Stock Exchange corporate governance listing standards.  PNMR’s Chief Executive Officer made the most recent certification to the New York Stock Exchange on May 31, 2007.

ITEM 11.                   EXECUTIVE COMPENSATION

Reference is hereby made to “Executive Compensation”, “Retirement Plan and Related Matters”, “Employment Contracts, Termination of Employment and Change in Control Agreements” and “Director Compensation” in the 2008 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is hereby made to “PNM Resources Common Stock Owned by Executive Officers and Directors,” “Ownership of More Than Five Percent of PNM Resources Common Stock” and “Equity Compensation Plan Information” in the 2008 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Reference is hereby made to the 2008 Proxy Statement for such disclosure as may be required by this item.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is hereby made to “Audit and Ethics Committee Report” and “Independent Auditor Fees” in the 2008 Proxy Statement.  Independent auditor fees for PNM and TNMP are reported in the 2008 Proxy Statement for PNMR.  All such fees are fees of PNMR.

D-1

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) - 1.	See Index to Financial Statements under Item 8.
(a) - 2.	Financial Statement Schedules for the years 2007, 2006, and 2005 are omitted for the reason that they are not required or the information is otherwise supplied under Item 8.
(a) - 3-A.	Exhibits Filed:

Exhibit No.		Description

2.0	PNM	Asset Purchase Agreement dated January 12, 2008 among PNM, Continental Energy Systems, LLC and New Mexico Gas Company, Inc.

2.1	PNMR	Agreement and Plan of Merger among PNM Resources, PNM Merger Sub LLC, Continental Energy Systems, LLC and Cap Rock Holding Corporation dated as of January 12, 2008

10.12	PNM	Transitional Services Agreement among PNM, PNMR Services Company and New Mexico Gas Company, Inc. dated as of January 12, 2008

10.22	PNMR	Changes in Director Compensation

10.95	PNM
Amendment Five to Underground Coal Sales Agreement executed December 21, 2007 among San Juan Coal Company, PNM and Tucson Electric Power Company (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit and were filed separately with the Securities and Exchange Commission)

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

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s)File No:

Plan of Acquisition
2.0	Asset Purchase Agreement dated January 12, 2008 among PNM, Continental Energy Systems, LLC and New Mexico Gas Company, Inc.	2.0 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2007	1-6986 PNM
2.1	Agreement and Plan of Merger among PNM Resources, PNM Merger Sub LLC, Continental Energy Systems, LLC and Cap Rock Holding Corporation dated as of January 12, 2008	2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007	1-32462 PNMR
2.2	Contribution Agreement, dated as of June 1, 2007, among EnergyCo, LLC, PNM Resources, and ECJV Holdings, LLC	2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	1-32462 PNMR
2.3
Purchase and Sale Agreement, dated as of January 14, 2006 among Twin Oaks Power LP, Twin Oaks Power III, LP, Sempra Energy, Altura Power L.P. and PNM Resources (Confidential treatment was requested for portions of the exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
		2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005	1-32462 PNMR

Articles of Incorporation and By-laws
3.1	Restated Articles of Incorporation of PNM Resources, dated August 3, 2006	3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006	1-32462 PNMR

3.2	Restated Articles of Incorporation of PNM, as amended through May 31, 2002	3.1.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	1-6986 PNM

3.3	Articles of Incorporation of TNMP, as amended through July 7, 2005	3.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	2-97230 TNMP

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
3.4	Bylaws of PNM Resources, Inc. with all amendments to and including June 21, 2007	3.1 to the Company’s Current Report on Form 8-K filed June 27, 2007	1-32462 PNMR

3.5	Bylaws of PNM with all amendments to and including May 31, 2002	3.1.2 to the Company’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002	1-6986 PNM

3.6	Bylaws of TNMP as adopted on August 4, 2005	3.2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	2-97230 TNMP

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
		4.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	1-32462 PNMR

4.6	Pledge Agreement, dated as of October 7, 2005, between PNMR and U.S. Bank National Association	4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005	1-32462 PNMR

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
4.7	Indenture, dated as of October 7, 2005, between PNMR and U.S. Bank National Association, as trustee	4.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	1-32462 PNMR

4.8	Supplemental Indenture, dated as of October 7, 2005, between PNMR and U.S. Bank National Association, as trustee, with Form of Senior Note included as Exhibit A thereto	4.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	1-32462 PNMR

4.9	Remarketing Agreement, dated as of October 7, 2005, among PNMR, Banc of America Securities LLC, as remarketing agent and U.S. Bank National Association as purchase contract agent.	4.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005	1-32462 PNMR

4.10	Registration Rights Agreement, dated as of October 7, 2005, between PNMR, as issuer and Cascade Investment, LLC, as initial holder.	4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005	1-32462 PNMR

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

4.20
Seventh Supplemental Indenture, dated as of June 1, 2007 to Indenture dated as of March 11, 1998, between PNM and The Bank of New York Trust Company, N.A. (successor to JPMorgan Chase Bank), as Trustee
		4.23 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	1-6986 PNM

4.21	Indenture (for Senior Notes), dated as of August 1, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.1 to PNM’s Registration Statement No. 33-53367	333-53367 PNM

4.22	First Supplemental Indenture, dated August 1, 1998, supplemental to Indenture, dated as of August 1, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.3 to PNM’s Current Report on Form 8-K Dated August 7, 1998	1-6986 PNM

4.23	Second Supplemental Indenture, dated September 1, 2003, supplemental to Indenture, dated as of August 1, 1998, between PNM and JPMorgan Chase Bank (formerly, The ChaseManhattan Bank), as Trustee	4.7.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003	1-6986 PNM

TNMP
4.24	Indenture, dated January 1, 1999 between TNMP and JPMorgan Chase Bank (successor to The Chase Bank of Texas, N. A.), as Trustee	4(w) to TNMP’s Annual Report on Form 10-K for the year ended December 31, 1998	2-97230 TNMP

4.25	First Supplemental Indenture, dated January 1, 1999, to Indenture, dated January 1, 1999, between TNMP and JPMorgan Chase Bank (successor to The Chase Bank of Texas, N. A.), as Trustee	4(x) to TNMP’s Annual Report on Form 10-K for the year ended December 31, 1998	2-97230 TNMP

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
4.26	Second Supplemental Indenture, dated June 1, 2003, to Indenture, dated January 1, 1999, between TNMP and JPMorgan Chase Bank (successor to The Chase Bank of Texas, N. A.), as Trustee	4 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	2-97230 TNMP

Material Contracts

10.1
Amended and Restated Credit Agreement, dated as of August 15, 2005, among PNM Resources, Inc. and First Choice Power, L.P., as borrowers, the lenders party thereto, Bank of America, N.A., as administrative agent and Wachovia Bank, National Association, as syndication agent.
		10.1 to the Company’s Current Report on Form 8-K filed August 19, 2005	1-32462 PNMR

10.2
First Amendment to Credit Agreement dated as of November 3, 2006 among PNM Resources, First Choice Power, L.P. and TNMP, as borrowers, the lenders party thereto and Bank of America, N.A.,as administrative agent
		10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006	1-32462 PNMR

10.3
Second Amendment to Credit Agreement dated as of December 20, 2006 among PNM Resources, First Choice Power, L.P. and TNMP, as borrowers, the lenders party thereto and Bank of America, N.A.,as administrative agent
		10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007	1-32462 PNMR

10.4	Amended and Restated Guaranty Agreement, dated as of August 15, 2005, executed by PNM Resources, Inc., as Guarantor.	10.1 to the Company’s Current Report on Form 8-K filed August 19, 2005	1-32462 PNMR

10.5	Joinder Agreement, dated as of September 30, 2005, between TNMP, as borrower and Bank of America, as administrative agent	10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	2-97230 TNMP

10.6	Term Loan Agreement, dated April 17, 2006, among PNM Resources, as borrower, the lenders identified therein and Lehman Commercial Paper, Inc., as administrative agent	10.4 to PNM Resource’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006	1-32462 PNMR

10.7	Unit Purchase Agreement dated as of August 13, 2004 between PNM Resources and Cascade Investment, L.L.C.	99 to PNM Resources’ Current Report on Form 8-K filed August 19, 2004	333-32170 PNMR

10.8	First Supplement to Unit Purchase Agreement, dated as of June 4, 2005, between PNMR and Cascade	99.2 to the Company’s Current Report on Form 8-K filed June 10, 2005	1-32462 PNMR

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
10.9	Second Supplement to Unit Purchase Agreement, dated as of July 1, 2005, between PNMR and Cascade	99.1 to the Company’s Current Report on Form 8-K filed July 8, 2005	1-32462 PNMR

10.10
Third Supplement to Unit Purchase Agreement, dated as of August 12, 2005, between PNMR and Cascade and Fourth Supplement to Unit Purchase Agreement, dated as of September 30, 2005, between PNMR and Cascade

		10.4 and 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	1-32462 PNMR

10.11
Credit Agreement dated as of August 17, 2005, among PNM, the lenders party thereto, Wachovia Bank, National Association, as administrative agent and Union Bank of California, N.A., as syndication agent
		10.3 to the Company’s Current Report on Form 8-K filed August 19, 2005	1-6986 PNM

10.12	Transitional Services Agreement among PNM, PNMR Services Company and New Mexico Gas Company, Inc. dated as of January 12, 2008	10.12 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2007	1-6986 PNM

10.13**	PNM Resources, Inc. Amended and Restated Omnibus Performance Equity Plan dated May 17, 2005 (“PEP”)	4.1 to PNM Resources’ Form S-8 Registration Statement filed May 17, 2005	333-125010 PNMR
10.14**	First Amendment to the PNM Resources, Inc. Amended and Restated Omnibus Performance Equity Plan executed February 14, 2006	10.1 to PNM Resources' Current Report on Form 8-K filed February 16, 2007	333-125010 PNMR

10.15**	Form of the award agreement for non-qualified stock options granted prior to 2007 under the PEP	10.1 to the Company's Current Report on Form 8-K filed February 17, 2006	1-32462 PNMR
10.16**	Form of the award agreement for non-qualified stock options granted in 2007 and 2008 under the PEP	10.2 to PNM Resources' Current Report on Form 8-K filed February 16, 2007	1-32462 PNMR
10.17**	Form of the award agreement for restricted stock rights granted in 2004 and 2005 under the PEP	10.2 to the Company’s Current Report on Form 8-K filed February 17, 2006	1-32462 PNMR

10.18**	Form of award agreement for restricted stock rights granted in 2006 under the PEP	10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005	1-32462 PNMR
10.19**	Form of award agreement for restricted stock rights granted in 2007 and 2008 under the PEP	10.3 to the PNM Resources' Current Report on Form 8-K filed February 16, 2007	1-32462 PNMR
10.20**	Form of award agreement for performance shares granted for the 2004-2006 performance period under the PEP and a description of the Long-Term Performance Share Program Amended Effective January 1, 2004	10.4 to PNM Resources' Current Report on Form 8-K filed February 16, 2007	1-32462 PNMR

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
10.21**	Long-Term Performance Cash Program description effective January 1, 2004	10.5 to PNM Resources' Current Report on Form 8-K filed February 16, 2007	333-125010 PNMR
10.22**	Changes in Director Compensation	10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007	1-32462 PNMR
10.23**	PNM Resources, Inc. Executive Savings Plan dated December 29, 2003	10.75 to PNM Resources and PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003	333-32170 PNMR

10.24**	PNM Resources, Inc. Executive Savings Plan II dated December 15, 2004	4 to PNM Resources’ Registration Statement on Form S-8, File No. 333-12391, filed December 17, 2004	333-12391 PNMR

10.25**	First Amendment to the PNM Resources, Inc. Executive Savings Plan II effective June 3, 2005	10.56.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	1-32462 PNMR

10.26**	Second Amendment to the PNM Resources, Inc. Executive Savings Plan II executed September 29, 2006	10.2 to the Company's Current Report on Form 8-K filed October 2, 2006	1-32462 PNMR

10.27**	Third Amendment to the PNM Resources, Inc. Executive Savings Plan II executed June 4, 2007	10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 PNMR

10.28**	2007 Officer Incentive Plan (suspended October 25, 2007)	10.6 to PNM Resources' Current Report on Form 8-K filed February 16, 2007	1-32462 PNMR

10.29**	2006 Officer Incentive Plan as amended on September 29, 2006	10.1 to the Company’s Current Report on Form 8-K filed October 2, 2006	1-32462 PNMR

10.30**	Summary of Executive Time Off Policy Effective January 1, 2006	10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	1-32462 PNMR

10.31**	Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) (August 16, 1988) (refiled)	10.23 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986 PNM

10.32**	First Amendment to Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) (August 30, 1988) (refiled)	10.23.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986 PNM

10.33**	Second Amendment to Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) (December 29, 1989) (refiled)	10.23.2 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986 PNM

10.34**	Second [Third] Amendment to the Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) dated December 8, 1992	10.22.1 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 2004.	1-6986 PNM

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
10.35**	Fourth Amendment to the Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan, as amended effective December 7, 1998	10.23.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999	1-6986 PNM

10.36**	Fifth Amendment dated November 27, 2002 to the Restated and Amended PNM Resources, Inc. Accelerated Performance Management Plan	10.23.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002	333-32170 PNMR

10.37**	Sixth Amendment dated December 9, 2003 to the PNM Resources, Inc. Restated and Amended Accelerated Performance Management Plan	10.23.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003	333-32170 PNMR

10.38**	Non-Union Severance Pay Plan of PNM Resources, Inc. dated November 19, 2004	10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004	333-32170 PNMR

10.39**	First Amendment to the PNM Resources, Inc. Non-Union Severance Pay Plan effective April 1, 2005 and Second Amendment to the PNM Resources, Inc. Non-Union Severance Pay Plan effective June 6, 2005.	10.31.1 and 10.31.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	1-32462 PNMR

10.40**	Third Amendment to the PNM Resources, Inc. Non-Union Severance Pay Plan effective October 1, 2005	10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005	1-32462 PNM

10.41**	Fourth Amendment to the PNM Resources Non-Union Severance Pay Plan executed April 19, 2006	10.43 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006	1-32462 PNMR

10.42**	Fifth Amendment to the PNM Resources Non-Union Severance Pay Plan executed March 12, 2007	10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 PNMR

10.43**	PNM Resources, Inc. Non-Union Severance Pay Plan effective August 1, 2007	10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 PNMR

10.44**	PNM Service Bonus Plan dated October 23, 1984	19.4 to PNM’s Quarterly Report on Form 10-Q or the quarter ended September 30, 1988	1-6986 PNM

10.45**	First Amendment dated November 20, 1985 to PNM Service Bonus Plan	10.11.1 to PNM’s Annual Report on Form 10-K for the fiscal year ending December 31, 1985	1-6986 PNM

10.46**	Second Amendment dated December 29, 1989 to PNM Service Bonus Plan	10.27.2 to PNM’s Annual Report on Form 10-K for the fiscal year ending December 31, 1989	1-6986 PNM

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
10.47**	Second [Third] Amendment dated December 7, 1998 to PNM Service Bonus Plan	10.45 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999	1-6986 PNM

10.48**	Fourth Amendment dated November 27, 2002 to PNM Resources, Inc. Service Bonus Plan	10.45.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002	333-32170 PNMR

10.49**	Fifth Amendment dated December 9, 2003 to PNM Resources, Inc. Service Bonus Plan	10.45.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003	333-32170 PNMR

10.50**	Public Service Company of New Mexico OBRA ‘93 Retirement Plan effective November 15, 1993	10.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993	1-6986 PNM

10.51**	First Amendment to the Public Service Company of New Mexico OBRA ’93 Retirement Plan, as amended effective December 7, 1998	10.48.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999	1-6986 PNM

10.52**	Second Amendment dated November 27, 2002 to the PNM Resources, Inc. OBRA ’93 Retirement Plan	10.48.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002	333-32170 PNMR

10.53**	Third Amendment dated December 9, 2003 to the PNM Resources, Inc. OBRA ’93 Retirement Plan	10.48.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003	333-32170 PNMR

10.54**	Public Service Company of New Mexico Section 415 Plan dated January 1, 1994	10.50 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.55**	First Amendment dated December 7, 1998 and Second Amendment dated August 7, 1999 to PNM Section 415 Plan and Third Amendment dated November 27, 2002 to the PNM Resources, Inc. Section 415 Plan	10.50.1 to the Company’s Annual Report in Form 10-K for the fiscal year ended December 31, 2002	333-32170 PNMR

10.56**	Fourth Amendment dated December 9, 2003 to the PNM Resources, Inc. Section 415 Plan	10.50.2 to the Company’s Annual Report in Form 10-K for the fiscal year ended December 31, 2003	333-32170 PNMR

10.57**	PNM Resources, Inc. Officer Retention Plan dated October 21, 2003	10.51 to the Company’s Annual Report in Form 10-K for the fiscal year ended December 31, 2003	333-32170 PNMR

10.58**	First Amendment to PNM Resources, Inc. Officer Retention Plan dated December 16, 2004	10.46 to the Company’s Annual Report in Form 10-K for the fiscal year ended December 31, 2004	333-32170 PNMR

10.59*	PNM Resources Executive Spending Account Plan dated December 9, 2003	10.52 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2003	333-32170 PNMR

10.60**	First Amendment to PNM Resources Executive Spending Account Plan effective January 1, 2004	10.52.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004	333-32170 PNMR

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
10.61**	Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan effective March 10, 1998	10.74 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

10.62**	First Amendment to the Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan Dated February 7, 2000	10.74.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000	1-6986 PNM

10.63**	Second Amendment to the Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan, effective December 7, 1998	10.74.2 to PNM's Annual Report on Form 10-K for the fiscal year ended December 31, 2000	1-6986 PNM

10.64**	Third Amendment to the Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan, effective December 10, 2000	10.74.3 to PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000	1-6986 PNM

10.65**	Fourth Amendment to Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan dated December 31, 2001	4.3.5 to PNM Resources’ Post-Effective Amendment No. 1 to Form S-8 Registration Statement filed December 31, 2001	333-03303 PNMR

10.66**	Fifth Amendment to the Third Restated and Amended PNM Resources, Inc. Performance Stock Plan dated September 6, 2002	10.74.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002	333-32170 PNMR

10.67**	PNM Resources, Inc. Director Retainer Plan, dated December 31, 2001	4.3 to PNM Resources, Inc. Post-Effective Amendment No. 1 to Form S-8 Registration Statement filed December 31, 2001	333-03289 PNMR

10.68**	First Amendment dated February 17, 2003 to PNM Resources, Inc. Director Retainer Plan	10.40.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003	333-32170 PNMR

10.69**	Supplemental Employee Retirement Agreement, dated March 14, 2000 for Patrick T. Ortiz	10.80 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000	1-6986 PNM

10.70**	Supplemental Employee Retirement Agreement, dated March 22, 2000 for Jeffry E. Sterba	10.81 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000	1-6986 PNM

10.71**	Amended and Restated Retention Bonus Agreement for Jeffry E. Sterba executed September 7, 2007	10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 PNMR

10.72**	PNM Resources Officer Life Insurance Plan dated April 28, 2004	10.24.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004	333-32170 PNMR

10.73**	First Amendment to PNM Resources Officer Life Insurance Plan dated December 16, 2004	10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.	333-32170 PNMR

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
10.74**	Second Amendment to PNM Resources Officer Life Insurance Plan executed April 15, 2007	10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 PNMR

10.75**	Long Term Care Insurance Plan effective January 1, 2003	10.87 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002	333-32170 PNMR

10.76**	Executive Long Term Disability effective January 1, 2003	10.88 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002	333-32170 PNMR

10.77**	Agreement dated August 16, 2007 between PNM Resources and Public Policy Strategy Group LLC for consulting services performed by William J. Real (Terminated January 16, 2008)	10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 PNMR

10.78	Supplemental Indenture of Lease dated as of July 19, 1966 between PNM and other participants in the Four Corners Project and the Navajo Indian Tribal Council	4-D to PNM’s Registration Statement No. 2-26116	2-26116 PNM

10.79
Amendment and Supplement No. 1 to Supplemental and Additional Indenture of Lease dated April 25, 1985 between the Navajo Tribe of Indians and Arizona Public Service Company, El Paso Electric Company, Public Service Company of New Mexico, Salt River Project Agricultural Improvement and Power District, Southern California Edison Company, and Tucson Electric Power Company (refiled)
		10.1.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1995	1-6986 PNM

10.80	Water Supply Agreement between the Jicarilla Apache Tribe and Public Service Company of New Mexico, dated July 20, 2000	10.5 to PNM’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2001	1-6986 PNM

10.81
Arizona Nuclear Power Project Participation Agreement among PNM and Arizona Public Service Company, Salt River Project Agricultural Improvement and Power District, Tucson Gas & Electric Company and El Paso Electric Company, dated August 23, 1973
		5-T to PNM’s Registration Statement No. 2-50338	2-50338 PNM

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
10.82	Amendments No. 1 through No. 6 to Arizona Nuclear Power Project Participation Agreement	10.8.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1991	1-6986 PNM

10.83	Amendment No. 7 effective April 1, 1982, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.2 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1991	1-6986 PNM

10.84	Amendment No. 8 effective September 12, 1983, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.58 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.85	Amendment No. 9 to Arizona Nuclear Power Project Participation Agreement dated as of June 12, 1984 (refiled)	10.8.4 to PNM’s Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1994	1-6986 PNM

10.86	Amendment No. 10 dated as of November 21, 1985 and Amendment No. 11 dated as of June 13, 1986 and effective January 10, 1987 to Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.5 to PNM’s Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1994	1-6986 PNM

10.87	Amendment No. 12 to Arizona Nuclear Power Project Participation Agreement dated June 14, 1988, and effective August 5, 1988	19.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990	1-6986 PNM

10.88	Amendment No. 13 to the Arizona Nuclear Power Project Participation Agreement dated April 4, 1990, and effective June 15, 1991	10.8.10 to PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990	1-6986 PNM

10.89	Amendment No. 14 to the Arizona Nuclear Power Project Participation Agreement effective June 20, 2000	10.8.9 to PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000	1-6986 PNM

10.90	Underground Coal Sales Agreement, dated August 31, 2001 among San Juan Coal Company, PNM and Tucson Electric Power Company
10.85 to PNM’s Quarterly Report on Form 10-Q for the quarter ending September 31, 2001  (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
1-6986 PNM

10.91	Amendment One to Underground Coal Sales Agreement dated December 15, 2003 among San Juan Coal Company, PNM and Tucson Electric Coal Company
10.9.1 to PNM’s Amended Report on Form 10-K for fiscal year ended December 31, 2003 (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
1-6986 PNM

10.92	Amendment Two to Underground Coal Sales Agreement effective September 15, 2004 among San Juan Coal Company, PNM and Tucson Electric Coal Company	10.9.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004	1-6986 PNM

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
10.93
Amendment Three to Underground Coal Sales Agreement executed April 29, 2005 among San Juan Coal Company, PNM and Tucson Electric Coal Company (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
		10.86.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	1-6986 PNM

10.94	Amendment Four to Underground Coal Sales Agreement effective March 7, 2007 among San Juan Coal Company, PNM and Tucson Electric Coal Company	10.89 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007	1-6986 PNM

10.95
Amendment Five to Underground Coal Sales Agreement executed December 21, 2007 among San Juan Coal Company, PNM and Tucson Electric Power Company (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
		10.95 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2007	1-6986 PNM

10.96
San Juan Unit 4 Early Purchase and Participation Agreement dated as of September 26, 1983 between PNM and M-S-R Public Power Agency, and Modification No. 2 to the San Juan Project Agreements dated December 31, 1983 (refilled)
		10.11 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994	1-6986 PNM

10.97
Amendment No. 1 to the Early Purchase and Participation Agreement between Public Service Company of New Mexico and M-S-R Public Power Agency, executed as of December 16, 1987, for San Juan Unit 4 (refiled)
		10.11.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1997	1-6986 PNM

10.98	Amendment No. 3 to the San Juan Unit 4 Early Purchase and Participation Agreement between Public Service Company of New Mexico and M-S-R Public Power Agency, dated as of October 27, 1999	10.11.3 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1999	1-6986 PNM

10.99	Amended and Restated San Juan Unit 4 Purchase and Participation Agreement dated as of December 28, 1984 between PNM and the Incorporated County of Los Alamos (refiled)	10.12 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1994	1-6986 PNM

10.100
Amendment No. 1 to the Amended and Restated San Juan Unit 4 Purchase and Participation Agreement between Public Service Company of New Mexico and M-S-R Public Power Agency, dated as of October 27, 1999
		10.12.1 to PNM’s Annual Report Form 10-K for fiscal year ended December 31, 1999	1-6986 PNM

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
10.101
Amendment No. 2 to the San Juan Unit 4 Purchase Agreement and Participation Agreement between Public Service Company of New Mexico and The Incorporated County of Los Alamos, New Mexico, dated October 27, 1999
		10.13 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1999	1-6986 PNM

10.102	Participation Agreement among PNM, Tucson Electric Power Company and certain financial institutions relating to the San Juan Coal Trust dated as of December 31, 1981 (refiled)	10.14 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1992	1-6986 PNM

10.103	San Juan Unit 4 Purchase and Participation Agreement Public Service Company of New Mexico and the City of Anaheim, California dated April 26, 1991	19.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1991	1-6986 PNM

10.104	Amendment No. 1 to the San Juan Unit 4 Purchase and Participation Agreement between Public Service Company of New Mexico and The City of Anaheim, California, dated October 27, 1999	10.36.1 to Annual Report PNM’s on Form 10-K for fiscal year ended December 31, 1999	1-6986 PNM

10.105	Restated and Amended San Juan Unit 4 Purchase and Participation Agreement between Public Service Company of New Mexico and Utah Associated Municipal Power Systems	10.2.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993	1-6986 PNM

10.106
Amendment No. 1 to the Restated and Amended San Juan Unit 4 Purchase And Participation Agreement between Public Service Company of New Mexico And Utah Associated Municipal Power Systems, dated October 27, 1999
		10.38.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1999	1-6986 PNM

10.107
Participation Agreement dated as of June 30, 1983 among Security Trust Company, as Trustee, PNM, Tucson Electric Power Company and certain financial institutions relating to the San Juan Coal Trust (refiled)
		10.61 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.108
Amended and Restated San Juan Project Participation Agreement dated as of March 3, 2006, among Public Service Company of New Mexico, Tucson Electric Power Company, The City of Farmington, New Mexico, M-S-R Public Power Agency, The Incorporated County of Los Alamos, New Mexico, Southern California Public Power Authority, City of Anaheim, Utah Associated Municipal Power System and Tri-State Generation and Transmission Association, Inc.
		10.119 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 30, 2006	1-6986 PNM

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
10.109	Interconnection Agreement dated November 23, 1982, between PNM and Southwestern Public Service Company (refiled)	10.16 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1992	1-6986 PNM

10.110*
Facility Lease dated as of December 16, 1985 between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico together with Amendments No. 1, 2 and 3 thereto (refiled)
		10.18 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1995	1-6986 PNM

10.111*	Amendment No. 4 dated as of March 8, 1995, to Facility Lease between Public Service Company of New Mexico and the First National Bank of Boston, dated as of December 16, 1985	10.18.5 to the PNM's Quarter Report on Form10-Q for the quarter ended March 31, 1995	1-6986 PNM

10.112
Facility Lease dated as of July 31, 1986, between the First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico together with Amendments No. 1, 2 and 3 thereto (refiled)
		10.19 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.113	Facility Lease dated as of August 12, 1986, between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico together with Amendments No. 1 and 2 thereto (refiled)	10.20 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.114
Amendment No. 2 dated as of April 10, 1987 to Facility Lease dated as of August 12, 1986, as amended, between The First National Bank of Boston, not in its individual capacity, but solely as Owner Trustee under a Trust Agreement, dated as of August 12, 1986, with MFS Leasing Corp., Lessor and Public Service Company of New Mexico, Lessee (refiled)
		10.20.2 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986 PNM

10.115	Amendment No. 3 dated as of March 8, 1995, to Facility Lease between Public Service Company of New Mexico and the First National Bank of Boston, dated as of August 12, 1986	10.20.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995	1-6986 PNM

10.116
Facility Lease dated as of December 15, 1986, between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico (Unit 1 Transaction) together with Amendment No. 1 thereto (refiled)
		10.21 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
10.117
Facility Lease dated as of December 15, 1986, between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico Unit 2 Transaction) together with Amendment No. 1 thereto (refiled)
		10.22 to PNM’s Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.118
Amendment No. 2 dated as of April 10, 1987 to the Facility Lease dated as of August 12, 1986 between The First National bank of Boston, as Owner Trustee, and PNM. (Unit 2 transaction.) (This is an amendment to a Facility Lease which is substantially similar to the Facility Lease filed as Exhibit 28.1 to the Company’s Current Report on Form 8-K dated August 18, 1986)
		10.53 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1987	1-6986 PNM

10.119	Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station dated March 15, 1996, between Public Service Company of New Mexico and Mellon Bank, N.A.	10.68 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996	1-6986 PNM

10.120	Amendment Number One to the Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station dated January 27, 1997, between Public Service Company of New Mexico and Mellon Bank, N.A.	10.68.1 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1997	1-6986 PNM

10.121	Amendment Number Two to the Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station between Public Service Company of New Mexico and Mellon Bank, N.A.	10.68.2 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 2003	1-6986 PNM

10.122
Refunding Agreement No. 8A, dated as of December 23, 1997, among PNM, the Owner Participant Named Therein, State Street Bank and Trust Company, as Owner Trustee, The Chase Manhattan Bank, as Indenture Trustee, and First PV Funding Corporation
		10.73 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

10.123	PVNGS Capital Trust—Variable Rate Trust Notes—PVNGS Note Agreement dated as of July 31, 1998	10.76 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998	1-6986 PNM

10.124	January 12, 1994 Stipulation	10.53 to PNM’s Annual Report on form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.125	New Mexico Public Service Commission Order dated July 30, 1987, and Exhibit I thereto, in NMPUC Case No. 2004, regarding the PVNGS decommissioning trust fund (refiled)	10.67 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1997	1-6986 PNM

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
10.126	Stipulation in the matter of the Commission’s investigation of the rates for electric service of Public Service Company of New Mexico, Rate Case No. 2761, dated May 21, 1999	10.78 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999	1-6986 PNM

10.127	Stipulation in the matter of the Commission’s investigation of the rates for electric service of Public Service Company of New Mexico, Rate Case No. 2761, dated May 27, 1999	10.78.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999	1-6986 PNM

10.128	Stipulation in the matter of PNM’s transition plan Utility Case No. 3137, dated October 10, 2002 as amended by Amendment to Stipulated Agreement dated October 18, 2002	10.86 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002	1-6986 PNM

10.129	Settlement Agreement between Public Service Company of New Mexico and Creditors of Meadows Resources, Inc. dated November 2, 1989 (refiled)	10.34 to PNM’s Quarterly Report on Form 10-Q for quarter ended June 30, 2000	1-6986 PNM

10.130	First Amendment dated April 24, 1992 to the Settlement Agreement dated November 2, 1989 among Public Service Company of New Mexico, the lender parties thereto and collateral agent (refiled)	10.34.1 to PNM’s Quarterly Report on Form 10-Q for quarter ended June 30, 2000	1-6986 PNM

10.131	Amendment dated April 11, 1991 among Public Service Company of New Mexico, certain banks and Chemical Bank and Citibank, N.A., as agents for the banks	19.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1991	1-6986 PNM

10.132	Agreement of PNM pursuant to Item 601(b)(4)(iii) of Regulation S-K (refiled)	10.62 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.133	Stipulation dated February 28, 2005 in NMPRC Case No. 04-00315-UT regarding the application of PNM Resources and TNMP for approval of the TNP acquisition	10.134 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005	1-32462 PNMR/ TNMP

10.134
Settlement Agreement dated February 3, 2005, between PNM Resources, Inc. and Texas-New Mexico Power Company, the cities of Dickenson, Lewisville, La Marque, Ft. Stockton and Friendswood, Texas, the Legal and Enforcement Division of the Public Utility Commission of Texas, the Office of Public Utility Counsel, the Texas Industrial Energy Consumers and the Alliance for Retail Markets
		10.1-10.1.7 to the Company’s Current Report on Form 8-K filed February 7, 2005	1-32462 PNMR/ TNMP

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
10.135	Consent Decree entered into by PNM on March 9, 2005 relating to the citizen suit under the Clean Air Act and the excess emissions report matter for SJGS	10.135 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005	1-6986 PNM

10.136	Stipulation in the matter of PNM’s application for approval of a certificate of public convenience and necessity for the Afton Generating Station, Case No. 05-00275-UT, dated November 30, 2005	10.132 to the Company’s Annual report on Form 10-K for the year ended December 31, 2005	1-6986 PNM

10.137	Contract dated April 29, 1987 between TNMP and El Paso Electric Company	10(f), Form 8 applicable to TNMP’s Annual Report on Form 10-K for the year ended December 31, 1986	2-97230 TNMP

10.138	Interconnection Agreement between TNMP and Plains Electric Generation and Transmission Cooperative, Inc. dated July 19, 1984	10(j), Form 8 applicable to TNMP’s Annual Report on Form 10-K for the year ended December 31, 1986	2-97230 TNMP

10.139	Interchange Agreement between TNMP and El Paso Electric Company dated April 29, 1987	10(l), Form 8 applicable to TNMP’s Annual Report on Form 10-K for the year ended December 31, 1986	2-97230 TNMP

10.140	Amendment No.1, dated November 21, 1994, to Interchange Agreement between TNMP and El Paso Electric Company	10(nn)1 to TNMP’s Annual Report on Form 10-K for the year ended December 31, 1994	2-97230 TNMP

10.141	DC Terminal Participation Agreement between TNMP and El Paso Electric Company dated December 8, 1981 as amended	10(m), Form 8 applicable to TNMP’s Annual Report on Form 10-K for the year ended December 31, 1986	2-97230 TNMP

10.142	Wholesale Requirements Power Sale and Services Agreement between PNM and TNMP dated June 29, 2001	10(i) to TNMP’s Form S-4/A filed November 4, 2003	333-108522 TNMP

10.143
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

10.144
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
10.145
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

10.146
Amendment No.3 to Power and Services Agreement dated March 7th, 2005, between First Choice Power Special Purpose and Constellation Energy Commodities Group (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
		10.2 to TNP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005	2-89800

21	Certain subsidiaries of PNM Resources	21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007	1-32462 PNMR

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
		99.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006	1-6986 PNM

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

PNM RESOURCES, INC.
(Registrant)

Date: February 28, 2008	By	/s/ J. E. Sterba
J. E. Sterba
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ J. E. Sterba	Principal Executive Officer and	February 28, 2008
J. E. Sterba Chairman, President and Chief Executive Officer	Chairman of the Board
/s/ C. N. Eldred	Principal Financial Officer	February 28, 2008
C. N. Eldred Executive Vice President and Chief Financial Officer
/s/ T. G. Sategna	Principal Accounting Officer	February 28, 2008
T. G. Sategna Vice President and Corporate Controller
/s/ A. E. Archuleta	Director	February 28, 2008
A. E. Archuleta
/s/ J. A. Dobson	Director	February 28, 2008
J. A. Dobson
/s/ W. L. Hunt	Director	February 28, 2008
W. L. Hunt
/s/ R. R. Nordhaus	Director	February 28, 2008
R. R. Nordhaus
/s/ M. T. Pacheco	Director	February 28, 2008
M. T. Pacheco
/s/ R. M. Price	Director	February 28, 2008
R. M. Price
/s/ B. S. Reitz	Director	February 28, 2008
B. S. Reitz
/s/ J. B. Woodard	Director	February 28, 2008
J. B. Woodard

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW MEXICO
(Registrant)

Date: February 28, 2008	By	/s/ J. E. Sterba
J. E. Sterba
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ J. E. Sterba	Principal Executive Officer and	February 28, 2008
J. E. Sterba Chairman, President and Chief Executive Officer	Chairman of the Board
/s/ C. N. Eldred	Principal Financial Officer	February 28, 2008
C. N. Eldred Executive Vice President and Chief Financial Officer
/s/ T. G. Sategna	Principal Accounting Officer	February 28, 2008
T. G. Sategna Vice President and Corporate Controller
/s/ A. A. Cobb	Director	February 28, 2008
A. A. Cobb
/s/ P. K. Collawn	Director	February 28, 2008
P. K. Collawn
/s/ C. N. Eldred	Director	February 28, 2008
C. N. Eldred
/s/ E. J. Ferland	Director	February 28, 2008
E. J. Ferland
/s/ C. E. McGill	Director	February 28, 2008
C. E. McGill

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS-NEW MEXICO POWER COMPANY
(Registrant)

Date: February 28, 2008	By	/s/ P. K. Collawn
P. K. Collawn
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ P. K. Collawn	Principal Executive Officer and	February 28, 2008
P. K. Collawn President and Chief Executive Officer	Director
/s/ T. G. Sategna	Principal Financial Officer and	February 28, 2008
T. G. Sategna Vice President, Controller and Treasurer	Principal Accounting Officer
/s/ A. A. Cobb	Director	February 28, 2008
A. A. Cobb
/s/ J. E. Sterba	Chairman of the Board	February 28, 2008
J. E. Sterba