Form 10-Q
period 2008-03-31
PNM RESOURCES INC; PUBLIC SERVICE CO OF NEW MEXICO; TEXAS NEW MEXICO POWER CO
filed 2008-05-07
CIK 1108426, 81023, 22767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
4100 International Plaza
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

As of April 30, 2008, 76,928,841 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM outstanding as of April 30, 2008 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP outstanding as of April 30, 2008 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

iii

GLOSSARY

Definitions:
Afton	Afton Generating Station
AG	New Mexico Attorney General
ALJ	Administrative Law Judge
Altura	Altura Power L.P.
APB	Accounting Principles Board
APS	Arizona Public Service Company
BART	Best Available Retrofit Technology
Board	Board of Directors of PNMR
BTU	British Thermal Unit
Cal PX	California Power Exchange
Cal ISO	California Independent System Operator
Cascade	Cascade Investment, L.L.C.
Constellation	Constellation Energy Commodities Group, Inc.
Continental	Continental Energy Systems, L.L.C.
CRHC	Cap Rock Holding Corporation, a subsidiary of Continental
CTC	Competition Transition Charge
Decatherm	Million BTUs
Delta	Delta-Person Limited Partnership
EaR	Earnings at Risk
ECJV	ECJV Holdings, LLC
EEI	Edison Electric Institute
EIP	Eastern Interconnection Project
EITF	Emerging Issues Task Force
EnergyCo	EnergyCo, LLC, a limited liability corporation, owned 50% by each of PNMR and ECJV
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FCPSP	First Choice Power Special Purpose, L.P.
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation Number
FIP	Federal Implementation Plan
First Choice	First Choice Power, L. P. and Subsidiaries
Four Corners	Four Corners Power Plant
FPPAC	Fuel and Purchased Power Adjustment Clause
GAAP	Generally Accepted Accounting Principles in the United States of America
GWh	Gigawatt hours
ISO	Independent System Operator
LIBOR	London Interbank Offered Rate
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act, and the Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NMGC	New Mexico Gas Company, a subsidiary of Continental
NMED	New Mexico Environment Department
NMPRC	New Mexico Public Regulation Commission
NOPR	Notice of Proposed Rulemaking
NOX	Nitrogen Oxides
NOI	Notice of Inquiry
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards

NSR	New Source Review
OATT	Open Access Transmission Tariff
O&M	Operations and Maintenance
PGAC	Purchased Gas Adjustment Clause
PG&E	Pacific Gas and Electric Co.
PNM	Public Service Company of New Mexico and Subsidiaries
PNM Facility	PNM’s $400 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR Facility	PNMR’s $600 Million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PSA	Power Supply Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PVNGS	Palo Verde Nuclear Generating Station
Pyramid	Tri-State Pyramid Unit 4
REC	Renewable Energy Certificates
REP	Retail Electricity Provider
RMC	Risk Management Committee
RTO	Regional Transmission Organization
SCE	Southern Cal Edison Company
SDG&E	San Diego Gas and Electric Company
SEC	United States Securities and Exchange Commission
SFAS	FASB Statement of Financial Accounting Standards
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SOAH	State Office of Administrative Hearings
SO2	Sulfur Dioxide
SPS	Southwestern Public Service Company
SRP	Salt River Project
S&P	Standard and Poors Ratings Services
TECA	Texas Electric Choice Act
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNP	TNP Enterprises, Inc. and Subsidiaries
Tri-State	Tri-State Generation and Transmission Association, Inc.
Twin Oaks	Assets of Twin Oaks Power, L.P. and Twin Oaks Power III, L.P.
Valencia	Valencia Energy Facility
VaR	Value at Risk

Accounting Pronouncements (as amended and interpreted):

EITF 02-3	EITF Issue No. 02-3 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”
FIN 46R	FIN 46R “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51”
FSP FIN 39-1	FASB Staff Position FIN 39-1 – “Amendment of FASB Interpretation No. 39”
SFAS 5	SFAS No. 5 “Accounting for Contingencies”
SFAS 57	SFAS No. 57 “Related Party Disclosures”
SFAS 112	SFAS No. 112 “Employers’ Accounting for Postemployment Benefits – an amendment of FASB Statements No. 5 and 43”
SFAS 115	SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”
SFAS 128	SFAS No. 128 “Earnings per Share”
SFAS 133	SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”
SFAS 141	SFAS No. 141 “Business Combinations”
SFAS 144	SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”
SFAS 157	SFAS No. 157 “Fair Value Measurements”
SFAS 159	SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”
SFAS 161	SFAS No. 161 “Disclosure about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133”

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share amounts)
Operating Revenues:
Electric	$364,403	$436,834
Other	100	210
Total operating revenues	364,503	437,044

Operating Expenses:
Cost of energy sold	234,380	216,812
Administrative and general	47,362	58,327
Energy production costs	51,204	47,382
Regulatory disallowances	30,248	-
Depreciation and amortization	34,037	34,841
Transmission and distribution costs	13,376	14,655
Taxes other than income taxes	12,867	16,572
Total operating expenses	423,474	388,589
Operating income (loss)	(58,971)	48,455

Other Income and Deductions:
Interest income	5,530	9,792
Gains (losses) on investments held by NDT	(3,705)	44
Other income	890	1,904
Equity in net earnings (loss) of EnergyCo	(25,083)	(662)
Other deductions	(3,882)	(975)
Net other income and deductions	(26,250)	10,103

Interest Charges:
Interest on long-term debt	18,908	21,063
Other interest charges	8,927	13,838
Total interest charges	27,835	34,901

Earnings (Loss) before Income Taxes	(113,056)	23,657

Income Taxes (Benefit)	(42,053)	8,381

Preferred Stock Dividend Requirements of Subsidiary	132	132

Earnings (Loss) from Continuing Operations	(71,135)	15,144

Earnings from Discontinued Operations, net of Income
Taxes of $13,655 and $9,517	22,499	14,522

Net Earnings (Loss)	$(48,636)	$29,666

Earnings (Loss) from Continuing Operations per Common Share:
Basic	$(0.93)	$0.20
Diluted	$(0.93)	$0.19
Net Earnings (Loss) per Common Share:
Basic	$(0.63)	$0.39
Diluted	$(0.63)	$0.38

Dividends Declared per Common Share	$0.23	$0.23

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$27,724	$17,763
Special deposits	2,727	1,717
Accounts receivable, net of allowance for uncollectible accounts of $5,923 and $6,021	125,680	134,325
Unbilled revenues	67,356	74,896
Other receivables	71,567	90,002
Materials, supplies, and fuel stock	42,429	41,312
Regulatory assets	117	157
Derivative instruments	237,398	49,257
Income taxes receivable	40,958	39,189
Current assets of discontinued operations	114,954	120,061
Other current assets	50,549	37,198

Total current assets	781,459	605,877

Other Property and Investments:
Investment in PVNGS lessor notes	180,547	192,226
Equity investment in EnergyCo	201,361	248,094
Investments held by NDT	130,227	139,642
Other investments	43,696	47,749
Non-utility property, net of accumulated depreciation of $1,712 and $1,570	9,533	6,968

Total other property and investments	565,364	634,679

Utility Plant:
Electric plant in service	4,083,907	3,920,071
Common plant in service and plant held for future use	140,217	128,119
	4,224,124	4,048,190
Less accumulated depreciation and amortization	1,480,788	1,464,625
	2,743,336	2,583,565
Construction work in progress	170,217	299,574
Nuclear fuel, net of accumulated amortization of $18,420 and $15,395	59,117	52,246

Net utility plant	2,972,670	2,935,385

Deferred Charges and Other Assets:
Regulatory assets	448,364	481,872
Pension asset	20,149	17,778
Goodwill	495,664	495,664
Other intangible assets, net of accumulated amortization of $3,690 and $3,362	75,564	75,892
Derivative instruments	16,075	45,694
Non-current assets of discontinued operations	535,196	526,539
Other deferred charges	53,096	52,756

Total deferred charges and other assets	1,644,108	1,696,195
	$5,963,601	$5,872,136

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$737,000	$665,900
Current installments of long-term debt	619,212	449,219
Accounts payable	159,319	148,955
Accrued interest and taxes	47,395	57,766
Derivative instruments	251,678	53,832
Current liabilities of discontinued operations	63,979	96,003
Other current liabilities	100,585	112,394

Total current liabilities	1,979,168	1,584,069

Long-term Debt	1,064,253	1,231,859

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	571,474	600,187
Accumulated deferred investment tax credits	26,078	26,825
Regulatory liabilities	334,015	332,372
Asset retirement obligations	68,352	66,466
Accrued pension liability and postretirement benefit cost	59,489	60,022
Derivative instruments	13,079	55,206
Non-current liabilities of discontinued operations	90,035	89,848
Other deferred credits	124,947	121,342

Total deferred credits and other liabilities	1,287,469	1,352,268

Total liabilities	4,330,890	4,168,196

Commitments and Contingencies (See Note 9)

Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value, 10,000,000 shares authorized:
issued and outstanding 115,293 shares)	11,529	11,529

Common Stockholders’ Equity:
Common stock outstanding (no par value, 120,000,000 shares authorized: issued
and outstanding 76,914,254 and 76,814,491 shares)	1,044,861	1,042,974
Accumulated other comprehensive income (loss), net of income tax	(6,018)	11,208
Retained earnings	582,339	638,229

Total common stockholders’ equity	1,621,182	1,692,411

	$5,963,601	$5,872,136

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$(48,636)	$29,666
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	39,855	47,772
Deferred income tax expense (benefit)	(24,849)	14,282
Equity in net (earnings) loss of EnergyCo	25,083	662
Net unrealized (gains) losses on derivatives	18,015	(3,795)
Realized (gains) losses on investments held by NDT	3,705	(44)
Amortization of fair value of acquired Twin Oaks sales contract	-	(20,035)
Stock based compensation expense	1,983	4,381
Regulatory disallowances	30,248	-
Other, net	(2,961)	(928)
Changes in certain assets and liabilities:
Customer accounts receivable and unbilled revenues	10,161	2,909
Materials, supplies, fuel stock, and natural gas stored	525	(6,155)
Other current assets	9,156	23,560
Other assets	(360)	4,721
Accounts payable	(17,754)	(25,897)
Accrued interest and taxes	(12,873)	(6,029)
Other current liabilities	(9,168)	(13,213)
Other liabilities	2,562	(8,235)
Net cash flows from operating activities	24,692	43,622

Cash Flows From Investing Activities:
Utility plant additions	(77,793)	(89,484)
Proceeds from sales of investments held by NDT	36,635	31,803
Purchases of investments held by NDT	(36,760)	(36,365)
Proceeds from sales of utility plant	-	4,572
Return of principal on PVNGS lessor notes	10,645	11,612
Reduction in restricted special deposits	2,554	-
Investments in EnergyCo	-	(2,500)
Other, net	(3,183)	4,290
Net cash flows from investing activities	(67,902)	(76,072)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	71,100	(25,000)
Issuance of common stock	1,309	1,070
Proceeds from stock option exercise	86	6,509
Purchase of common stock to satisfy stock awards	(1,140)	(11,587)
Excess tax benefits (tax shortfall) from stock-based payment arrangements	(380)	6
Dividends paid	(17,802)	(16,863)
Other, net	(3)	(118)
Net cash flows from financing activities	53,170	(45,983)

Change in Cash and Cash Equivalents	9,960	(78,433)
Cash and Cash Equivalents at Beginning of Period	17,791	123,419
Cash and Cash Equivalents at End of Period	$27,751	$44,986

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$41,321	$37,218
Income taxes paid (refunded), net	$(4,176)	$-

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY
(Unaudited)

			Accumulated
	Common Stock		Other		Total Common
	Number of	Aggregate	Comprehensive	Retained	Stockholders’
	Shares	Value	Income	Earnings	Equity
		(Dollars in thousands)

Balance at December 31, 2007	76,814,491	$1,042,974	$11,208	$638,229	$1,692,411
Adoption of SFAS 157	-	-	-	10,422	10,422
Exercise of stock options	-	(1,025)	-	-	(1,025)
Tax shortfall from stock-based compensation arrangements	-	(380)	-	-	(380)
Stock based compensation expense	-	1,983	-	-	1,983
Sale of common stock	75,519	1,022	-	-	1,022
Common stock issued to ESPP	24,244	287	-	-	287
Net earnings (loss)	-	-	-	(48,636)	(48,636)
Total other comprehensive income (loss)	-	-	(17,226)	-	(17,226)
Dividends declared on common stock	-	-	-	(17,676)	(17,676)
Balance at March 31, 2008	76,914,254	$1,044,861	$(6,018)	$582,339	$1,621,182

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)

Net Earnings (Loss)	$(48,636)	$29,666

Other Comprehensive Income (Loss):

Unrealized Gain (Loss) on Investment Securities:
Unrealized holding gains (losses) arising during
the period, net of income tax (expense) benefit
of $1,501 and $(1,420)	(2,291)	2,167
Reclassification adjustment for (gains) included in
net earnings (loss), net of income tax expense
of $902 and $435	(1,377)	(663)

Fair Value Adjustment for Designated Cash Flow Hedges:
Change in fair market value, net of income tax (expense)
of $6,789 and $11,886	(10,206)	(18,112)
Reclassification adjustment for (gains) losses included in
net earnings (loss), net of income tax expense (benefit)
of $2,251 and $(954)	(3,352)	1,554

Total Other Comprehensive Income (Loss)	(17,226)	(15,054)

Comprehensive Income (Loss)	$(65,862)	$14,612

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)

Electric Operating Revenues	$252,664	$240,352

Operating Expenses:
Cost of energy sold	135,693	103,173
Administrative and general	26,826	31,503
Energy production costs	53,583	40,387
Regulatory disallowances	30,248	-
Depreciation and amortization	20,970	20,755
Transmission and distribution costs	8,907	9,729
Taxes other than income taxes	7,019	6,638
Total operating expenses	283,246	212,185
Operating income (loss)	(30,582)	28,167

Other Income and Deductions:
Interest income	6,091	7,706
Gains (losses) on investments held by NDT	(3,705)	44
Other income	547	1,021
Other deductions	(2,314)	(597)
Net other income and deductions	619	8,174

Interest Charges:
Interest on long-term debt	10,530	9,491
Other interest charges	3,573	3,655
Total interest charges	14,103	13,146

Earnings (Loss) before Income Taxes	(44,066)	23,195

Income Taxes (Benefit)	(17,089)	8,837

Earnings (Loss) from Continuing Operations	(26,977)	14,358

Earnings from Discontinued Operations, net of Income
Taxes of $13,655 and $9,517	22,499	14,522

Net Earnings (Loss)	(4,478)	28,880

Preferred Stock Dividends Requirements	132	132

Net Earnings (Loss) Available for Common Stock	$(4,610)	$28,748

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$21,708	$4,303
Special deposits	2,407	1,397
Accounts receivable, net of allowance for uncollectible accounts of $778 and $729	80,697	78,094
Unbilled revenues	28,115	32,039
Other receivables	59,194	79,842
Affiliate accounts receivable	188	271
Materials, supplies, and fuel stock	40,999	39,771
Regulatory assets	117	157
Derivative instruments	112,838	14,859
Current assets of discontinued operations	114,954	120,061
Other current assets	33,433	28,926

Total current assets	494,650	399,720

Other Property and Investments:
Investment in PVNGS lessor notes	218,244	231,582
Investments held by NDT	130,227	139,642
Other investments	17,546	20,733
Non-utility property	976	976

Total other property and investments	366,993	392,933

Utility Plant:
Electric plant in service	3,204,859	3,055,953
Common plant in service and plant held for future use	18,237	18,237
	3,223,096	3,074,190
Less accumulated depreciation and amortization	1,165,047	1,157,775
	2,058,049	1,916,415
Construction work in progress	149,646	259,386
Nuclear fuel, net of accumulated amortization of $18,420 and $15,395	59,117	52,246

Net utility plant	2,266,812	2,228,047

Deferred Charges and Other Assets:
Regulatory assets	317,537	348,719
Pension asset	4,509	2,859
Derivative instruments	2,468	37,359
Goodwill	102,775	102,775
Non-current assets of discontinued operations	535,196	526,539
Other deferred charges	64,760	64,449

Total deferred charges and other assets	1,027,245	1,082,700
	$4,155,700	$4,103,400

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$345,000	$321,000
Current installments of long-term debt	299,980	299,969
Accounts payable	91,065	72,864
Affiliate accounts payable	34,502	19,948
Accrued interest and taxes	28,924	26,385
Derivative instruments	104,215	17,896
Current liability of discontinued operations	63,979	96,003
Other current liabilities	43,956	59,468

Total current liabilities	1,011,621	913,533

Long-term Debt	705,705	705,701

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	407,684	409,430
Accumulated deferred investment tax credits	25,934	26,634
Regulatory liabilities	287,065	285,782
Asset retirement obligations	67,596	65,725
Accrued pension liability and postretirement benefit cost	55,693	56,101
Derivative instruments	77	47,597
Non-current liabilities of discontinued operations	90,035	89,848
Other deferred credits	99,373	98,295

Total deferred credits and liabilities	1,033,457	1,079,412

Total liabilities	2,750,783	2,698,646

Commitments and Contingencies (See Note 9)

Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value, 10,000,000 authorized:
issued and outstanding 115,293 shares)	11,529	11,529

Common Stockholder’s Equity:
Common stock outstanding (no par value, 40,000,000 shares authorized: issued
and outstanding 39,117,799 shares)	932,523	932,523
Accumulated other comprehensive income, net of income tax	1,931	7,580
Retained earnings	458,934	453,122

Total common stockholder’s equity	1,393,388	1,393,225

	$4,155,700	$4,103,400

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$(4,478)	$28,880
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	25,077	32,854
Deferred income tax expense	(5,574)	7,137
Net unrealized (gains) losses on derivatives	(10,332)	(3,892)
Realized (gains) losses on investments held by NDT	3,705	(44)
Regulatory disallowances	30,248	-
Other, net	(1,543)	(3,089)
Changes in certain assets and liabilities, net of amounts acquired:
Accounts receivable and unbilled revenues	(4,850)	5,570
Materials, supplies, fuel stock, and natural gas stored	414	(6,171)
Other current assets	25,757	18,042
Other assets	(565)	3,927
Accounts payable	(9,917)	(12,482)
Accrued interest and taxes	2,076	9,418
Other current liabilities	(3,567)	(6,191)
Other liabilities	799	(6,446)
Net cash flows from operating activities	47,250	67,513

Cash Flows From Investing Activities:
Utility plant additions	(68,566)	(80,335)
Proceeds from sales of NDT investments	36,635	31,803
Purchases of NDT investments	(36,760)	(36,365)
Proceeds from sales of utility plant	-	4,572
Return of principal on PVNGS lessor notes	12,304	11,612
Reduction in restricted special deposits	2,554	-
Other, net	423	871
Net cash flows from investing activities	(53,410)	(67,842)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	24,004	(4,574)
Dividends paid	(132)	(132)
Other, net	(308)	(418)
Net cash flows from financing activities	23,564	(5,124)

Change in Cash and Cash Equivalents	17,404	(5,453)
Cash and Cash Equivalents at Beginning of Period	4,331	11,886
Cash and Cash Equivalents at End of Period	$21,735	$6,433

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$23,110	$21,883
Income taxes paid (refunded), net	$(1,855)	$-

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

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

			Accumulated
	Common Stock		Other		Total Common
	Number of	Aggregate	Comprehensive	Retained	Stockholder’s
	Shares	Value	Income	Earnings	Equity
		(Dollars in thousands)

Balance at December 31, 2007	39,117,799	$932,523	$7,580	$453,122	$1,393,225
Adoption of SFAS 157	-	-	-	10,422	10,422
Net earnings (loss)	-	-	-	(4,478)	(4,478)
Total other comprehensive income (loss)	-	-	(5,649)	-	(5,649)
Dividends on preferred stock	-	-	-	(132)	(132)
Balance at March 31, 2008	39,117,799	$932,523	$1,931	$458,934	$1,393,388

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)

Net Earnings (Loss) Available for Common Stock	$(4,610)	$28,748

Other Comprehensive Income (Loss):

Unrealized Gain (Loss) on Investment Securities:
Unrealized holding gains (losses) arising during
the period, net of income tax (expense) benefit
of $1,501 and $(1,420)	(2,291)	2,167
Reclassification adjustment for (gains) included in
net earnings, net of income tax expense
of $902 and $435	(1,377)	(663)

Fair Value Adjustment for Designated Cash Flow Hedges:
Change in fair market value, net of income tax (expense)
benefit of $700 and $(1,013)	(1,067)	1,545
Reclassification adjustment for (gains) losses included in
net earnings, net of income tax expense (benefit)
of $599 and $(610)	(914)	931

Total Other Comprehensive Income (Loss)	(5,649)	3,980

Comprehensive Income (Loss)	$(10,259)	$32,728

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Electric Operating Revenues	$42,228	$40,928

Operating Expenses:
Cost of energy sold	7,812	7,171
Administrative and general	6,570	8,902
Depreciation and amortization	8,359	7,000
Transmission and distribution costs	4,464	4,923
Taxes, other than income taxes	4,440	4,825
Total operating expenses	31,645	32,821
Operating income	10,583	8,107

Other Income and Deductions:
Interest income	2	88
Other income	414	276
Other deductions	(19)	(27)
Net other income and deductions	397	337

Interest Charges:
Interest on long-term debt	4,408	6,432
Other interest charges	581	646
Net interest charges	4,989	7,078

Earnings Before Income Taxes	5,991	1,366

Income Taxes	2,261	428

Net Earnings	$3,730	$938

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$87	$187
Special deposits	50	50
Accounts receivable	9,949	8,789
Unbilled revenues	3,829	4,392
Other receivables	1,650	1,063
Affiliate accounts receivable	7,252	8,005
Materials and supplies	1,430	1,425
Income taxes receivable	-	881
Other current assets	238	501

Total current assets	24,485	25,293

Other Property and Investments:
Other investments	554	554
Non-utility property	2,111	2,111

Total other property and investments	2,665	2,665

Utility Plant:
Electric plant in service	796,285	781,355
Common plant in service and plant held for future use	488	488
	796,773	781,843
Less accumulated depreciation and amortization	278,783	274,128
	517,990	507,715
Construction work in progress	14,639	22,493

Net utility plant	532,629	530,208

Deferred Charges and Other Assets:
Regulatory assets	130,826	133,154
Goodwill	261,121	261,121
Pension asset	15,640	14,919
Other deferred charges	5,148	5,432

Total deferred charges and other assets	412,735	414,626

	$972,514	$972,792

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt – affiliate	$500	$3,404
Current installments of long-term debt	316,543	148,882
Accounts payable	4,105	5,666
Affiliate accounts payable	6,853	3,456
Accrued interest and taxes	31,279	35,204
Other current liabilities	2,626	1,785

Total current liabilities	361,906	198,397

Long-term Debt	-	167,609

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	118,838	120,274
Accumulated deferred investment tax credits	143	191
Regulatory liabilities	46,950	46,590
Asset retirement obligations	676	662
Accrued pension liability and postretirement benefit cost	3,796	3,922
Other deferred credits	3,027	1,699

Total deferred credits and other liabilities	173,430	173,338

Total liabilities	535,336	539,344

Commitments and Contingencies (See Note 9)

Common Stockholder’s Equity:
Common stock outstanding ($10 par value, 12,000,000 shares authorized:
issued and outstanding 6,358 shares)	64	64
Paid-in-capital	427,320	427,320
Accumulated other comprehensive income, net of income tax	823	823
Retained earnings	8,971	5,241

Total common stockholder’s equity	437,178	433,448

	$972,514	$972,792

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$3,730	$938
Adjustments to reconcile net earnings to
net cash flows from operating activities:
Depreciation and amortization	9,321	7,843
Deferred income tax expense (benefit)	(1,484)	(1,247)
Other, net	(681)	(424)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(596)	(6,233)
Materials and supplies	(5)	(169)
Other current assets	545	1,002
Other assets	37	(285)
Accounts payable	(1,560)	(4,870)
Accrued interest and taxes	(2,995)	(4,481)
Other current liabilities	4,991	(15,805)
Other liabilities	220	(113)
Net cash flows from operating activities	11,523	(23,844)

Cash Flows From Investing Activities:
Utility plant additions	(8,669)	(7,804)
Other, net	-	(3)
Net cash flows from investing activities	(8,669)	(7,807)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Cash Flow From Financing Activities:
Short-term borrowings – affiliate	(2,904)	29,200
Other, net	(50)	1
Net cash flows from financing activities	(2,954)	29,201

Change in Cash and Cash Equivalents	(100)	(2,450)
Cash and Cash Equivalents at Beginning of Period	187	2,542
Cash and Cash Equivalents at End of Period	$87	$92

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$5,269	$5,912
Income taxes paid (refunded), net	$(858)	$-

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

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

				Accumulated		Total
	Common Stock			Other		Common
	Number of	Aggregate	Paid-in	Comprehensive	Retained	Stockholder’s
	Shares	Value	Capital	Income	Earnings	Equity
			(Dollars in thousands)

Balance at December 31, 2007	6,358	$64	$427,320	$823	$5,241	$433,448
Net earnings	-	-	-	-	3,730	3,730
Balance at March 31, 2008	6,358	$64	$427,320	$823	$8,971	$437,178

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)

Net Earnings and Comprehensive Income	$3,730	$938

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at March 31, 2008 and December 31, 2007, the consolidated results of operations, comprehensive income, and cash flows for the three months ended March 31, 2008 and 2007.  The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could ultimately differ from those estimated.  The results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

These Condensed Consolidated Financial Statements are unaudited, and certain information and note disclosures normally included in the annual Consolidated Financial Statements have been condensed or omitted, as permitted under the applicable rules and regulations.  Readers of these financial statements should refer to PNMR’s, PNM’s and TNMP’s audited Consolidated Financial Statements and Notes thereto that are included in their respective 2007 Annual Reports on Form 10-K.

Principles of Consolidation

The Condensed Consolidated Financial Statements of each of PNMR, PNM, and TNMP include their accounts and those of subsidiaries in which that entity owns a majority voting interest.  PNMR’s primary subsidiaries are PNM, TNMP, First Choice and, through May 31, 2007, Altura.  PNM consolidates the PVNGS Capital Trust.  PNMR shared services’ administrative and general expenses, which represent costs that are primarily driven by corporate level activities, are allocated to the business segments.  Other significant intercompany transactions between PNMR, PNM, and TNMP include energy purchases and sales, transmission and distribution services, lease payments, dividends paid on common stock, and interest paid by PVNGS Capital Trust to PNM.  All intercompany transactions and balances have been eliminated.  See Note 12.

Presentation

The Notes to Condensed Consolidated Financial Statements include disclosures for PNMR, PNM, and TNMP.  For discussion purposes, this report will use the term “Company” when discussing matters of common applicability to PNMR, PNM and TNMP.  Discussions regarding only PNMR, PNM or TNMP will be indicated as such.  Certain amounts in the 2007 Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2008 financial statement presentation.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)	Acquisitions and Dispositions

PNM Gas Sale and Cap Rock Acquisition

On January 12, 2008, PNM reached a definitive agreement to sell its natural gas operations, which comprise the PNM Gas segment, to NMGC, a subsidiary of Continental, for $620 million in cash. In a separate transaction that is conditioned upon the sale of the natural gas operations, PNMR will acquire CRHC, Continental’s regulated Texas electric transmission and distribution business, for $202.5 million in cash, subject to adjustment for the changes in certain components of working capital, and subject to the condition that the outstanding indebtedness of that business is eliminated at or prior to closing. PNMR will acquire CRHC and its subsidiary Cap Rock Energy, an electric distribution and transmission company serving approximately 36,000 customers in 28 counties in north, west and central Texas. PNMR expects to use the net proceeds of these transactions to retire debt, fund future electric capital expenditures and for other corporate purposes. The agreements each contain a number of customary representations and warranties and indemnification provisions as well as closing conditions, including regulatory and third party approvals.  The parties may terminate each of the agreements under certain circumstances and may be obligated to pay a termination fee in connection therewith.  The sale of the natural gas operations is subject to, among other conditions, receiving approval from the NMPRC and review under the anti-trust rules. PNMR’s acquisition of CRHC’s electric operations also requires anti-trust review and approvals by FERC and the PUCT. Pending all approvals, the transactions are expected to close by the end of 2008. There are no material relationships between the PNMR and Continental parties other than in respect of the transactions described herein. See Note 14 for financial information concerning PNM Gas, which is classified as discontinued operations in the accompanying financial statements. The Company filed testimony with the NMPRC in March 2008 for approvals required for the sale of its gas utility service and for transition services to be provided to NMGC.  Hearings have been scheduled to begin August 19, 2008.

Twin Oaks Acquisition and Disposition

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

As part of the acquisition of Twin Oaks, PNMR determined the fair value of two contractual obligations to sell power.  The first contract obligated Altura to sell power through September 2007 at which time the second contract began and extends for three years.  In comparing the pricing terms of the contractual obligations against the forward price of electricity in the relevant market at the acquisition date, PNMR concluded that the contracts were below market.  In accordance with SFAS 141, the contracts were recorded at fair value to be amortized as an increase in operating revenue over the contract periods.  The amortization matches the difference between the forward price curve and the contractual obligations for each month in accordance with the contract as of the acquisition date.  For the first contract, a liability of $147.3 million was recorded and $29.6 million was recorded for the second contract.  During the three months ended March 31, 2007, PNMR amortized $20.0 million for the first contract and nothing for the second contract.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effective as of December 31, 2007, management changed the methodology it uses to operate and assess the business activities of the Company as described in the 2007 Annual Reports on Form 10-K.  The segment information presented below includes recasting prior period information to be consistent with the new methodology.

PNM Electric

PNM Electric includes the retail electric utility operations of PNM that are subject to traditional rate regulation by the NMPRC.  PNM Electric provides integrated electricity services that include the generation, transmission and distribution of electricity for retail electric customers in New Mexico as well as the sale of transmission to third parties.  PNM Electric also includes the generation and sale of electricity into the wholesale market.  This includes optimization of PNM’s jurisdictional assets as well as the capacity of its generating plants excluded from retail rates.   Although the FERC has jurisdiction over the wholesale rates, they are not subject to traditional regulation.

TNMP Electric

TNMP Electric is a regulated utility operating in Texas.  TNMP’s operations are subject to traditional rate of return regulation.  TNMP provides regulated transmission and distribution services in Texas under the TECA.

PNM Gas

PNM Gas distributes natural gas to most of the major communities in New Mexico and is subject to traditional rate regulation by the NMPRC.  The customer base of PNM Gas includes both sales-service customers and transportation-service customers.  PNM Gas purchases natural gas in the open market and resells it at cost to its sales-service customers.  As a result, increases or decreases in gas revenues resulting from gas price fluctuations do not impact gross margin or earnings.  As described in Note 2, PNM entered into an agreement to sell its gas operations on January 12, 2008.  PNM Gas is reported as discontinued operations in the accompanying financial statements and is not included in the segment information presented below.  Financial information regarding PNM Gas is presented in Note 14.

Altura

The Altura segment includes the results of Twin Oaks from the date of its acquisition by PNMR on April 18, 2006 until its contribution to EnergyCo as of June 1, 2007. See Note 2 and Note 11.

First Choice

First Choice is a certified retail electric provider operating in Texas, which allows it to provide electricity to residential, small and large commercial, industrial and institutional customers.  Although First Choice is regulated in certain respects by the PUCT, it is not subject to traditional rate of return regulation.  First Choice has also entered into speculative trading transactions in order to attempt to take advantage of market opportunities.  As explained in Note 4, First Choice is in the process of closing out its speculative positions and has ended any further speculative trading due to market volatility and the deterioration of the forward basis market.

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

The following tables present summarized financial information for PNMR by reportable segment. Excluding PNM Gas, which is presented as discontinued operations, PNM has only one operating segment.  TNMP operates in only one reportable segment.  Therefore, tabular segment information is not presented for PNM and TNMP.

PNMR SEGMENT INFORMATION

	PNM	TNMP	First	Corporate
Three Months Ended March 31, 2008	Electric	Electric	Choice	and Other	Consolidated
			(In thousands)
Operating revenues	$252,639	$27,818	$84,169	$(123)	$364,503
Intersegment revenues	25	14,410	-	(14,435)	-
Total revenues	252,664	42,228	84,169	(14,558)	364,503
Cost of energy	135,693	7,812	105,268	(14,393)	234,380
Gross margin	116,971	34,416	(21,099)	(165)	130,123
Operating expenses	126,583	15,474	15,455	(2,455)	155,057
Depreciation and amortization	20,970	8,359	470	4,238	34,037
Operating income (loss)	(30,582)	10,583	(37,024)	(1,948)	(58,971)

Interest income	6,091	2	476	(1,039)	5,530
Equity in net earnings (loss) of EnergyCo	-	-	-	(25,083)	(25,083)
Other income (deductions)	(5,472)	395	(65)	(1,555)	(6,697)
Net interest charges	(14,103)	(4,989)	(294)	(8,449)	(27,835)

Segment earnings (loss) before income taxes	(44,066)	5,991	(36,907)	(38,074)	(113,056)

Income taxes (benefit)	(17,089)	2,261	(12,843)	(14,382)	(42,053)
Preferred stock dividend requirements	132	-	-	-	132

Segment earnings (loss) from continuing operations	$(27,109)	$3,730	$(24,064)	$(23,692)	$(71,135)

At March 31, 2008:
Total Assets*	$3,505,550	$972,514	$485,426	$349,961	$5,313,451
Goodwill	$102,775	$261,121	$131,768	$-	$495,664

*  Excludes total assets of PNM Gas discontinued operations of $650,150.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP		First	Corporate
Three Months Ended March 31, 2007	Electric	Electric	Altura	Choice	and Other	Consolidated
			(In thousands)
Operating revenues	$240,352	$24,161	$36,803	$135,518	$210	$437,044
Intersegment revenues	-	16,767	-	47	(16,814)	-
Total revenues	240,352	40,928	36,803	135,565	(16,604)	437,044
Cost of energy	103,173	7,171	12,166	110,816	(16,514)	216,812
Gross margin	137,179	33,757	24,637	24,749	(90)	220,232
Operating expenses	88,257	18,650	12,260	15,157	2,612	136,936
Depreciation and amortization	20,755	7,000	4,609	471	2,006	34,841
Operating income (loss)	28,167	8,107	7,768	9,121	(4,708)	48,455

Interest income	7,706	88	117	483	1,398	9,792
Equity in net earnings (loss) of EnergyCo	-	-	-	-	(662)	(662)
Other income (deductions)	468	249	-	(42)	298	973
Net interest charges	(13,146)	(7,078)	(5,499)	(115)	(9,063)	(34,901)

Segment earnings (loss) before income taxes	23,195	1,366	2,386	9,447	(12,737)	23,657

Income taxes (benefit)	8,837	428	944	3,564	(5,392)	8,381
Preferred stock dividend requirements	132	-	-	-	-	132

Segment earnings (loss) from continuing operations	$14,226	$938	$1,442	$5,883	$(7,345)	$15,144

At March 31, 2007:
Total Assets*	$3,426,868	$1,007,234	$654,141	$344,685	$104,862	$5,537,790
Goodwill	$102,562	$260,183	$-	$131,768	$-	$494,513

*  Excludes total assets of PNM Gas discontinued operations of $594,612.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)	Energy Related Derivative Contracts and Fair Value Disclosures

Energy Related Derivative Contracts

Overview

Under derivative accounting and related rules for energy contracts, the Company accounts for its various derivative instruments for the purchase and sale of energy differently based on the Company’s intent.   Energy contracts that do not qualify for the normal sales and purchases exception are recorded at fair value on the Condensed Consolidated Balance Sheets.   Note 8 of Notes to Consolidated Financial Statements in the 2007 Annual Reports on Form 10-K contains information regarding energy related derivative contracts.  See Note 7 for additional information regarding interest rate swaps.

For derivative transactions meeting the definition of a cash flow or fair value hedge, the Company documents the relationships between the hedging instruments and the items being hedged.  This documentation includes the strategy that supports executing the specific transaction and the methods utilized to assess the effectiveness of the hedges.  Changes in the fair value of contracts qualifying for cash flow hedge accounting are included in accumulated other comprehensive income to the extent effective.  The amounts shown as current assets and current liabilities relate to contracts that will be settled in the next twelve months.  Gains or losses related to cash flow hedge instruments are reclassified from accumulated other comprehensive income when the hedged transaction settles and impacts earnings.  Based on market prices at March 31, 2008, gains of $1.0 million for PNMR and losses of $2.8 million for PNM would be reclassified from other comprehensive income into earnings during the next twelve months. However, the actual amount reclassified into earnings could vary due to future changes in market prices.  As of March 31, 2008, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is through December 31, 2009 for PNMR and September 30, 2008 for PNM.

The contracts recorded at fair value that do not qualify or are not designated for hedge accounting are classified as either trading transactions or economic hedges.  Trading transactions are defined as derivative instruments that are either speculative and expose the Company to market risk or that lock in margin and do not have forward market risk.  Changes in the fair value of trading transactions are reflected on a net basis in operating revenues.  Economic hedges are defined as derivative instruments, including long-term power agreements, used to hedge generation assets, purchased power costs, and customer load requirements.  Changes in the fair value of economic hedges are reflected in results of operations, with changes related to sales contracts included in operating revenues and changes related to purchase contracts included in cost of energy.

Fair value is based on current market quotes as available and is supplemented by modeling techniques and assumptions made by the Company to the extent quoted market prices or volatilities are not available.  Generally, market data to value these instruments is available for up to five years for gas swaps and electricity contracts and up to 18 months for options.  The remaining periods are referred to as the illiquid period and are valued using internally developed pricing data.  The Company regularly assesses the validity and availability of pricing data for the illiquid period of its derivative transactions.  Although management uses its best judgment in estimating the fair value of these instruments, there are inherent limitations in any estimation technique.

Ineffectiveness gains and losses were immaterial.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effective January 1, 2008, the Company adopted SFAS 157, SFAS 159, and FSP FIN 39-1. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. FSP FIN 39-1 permits a reporting entity to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement and to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments in accordance with FSP FIN 39-1.

Prior to January 1, 2008, the Company deferred gains and losses at inception of certain derivative contracts whose fair value was not evidenced by observable market data in accordance with EITF 02-3. For those gains and losses not evidenced by observable market data, the transaction price was used as the fair value of the derivative contract. Any difference between the transaction price and the model fair value was considered an unrecognized gain or loss at inception of the contract. These unrecognized gains and losses were recorded in income as the contracts settled. The adoption of SFAS 157 on January 1, 2008, eliminated the deferral of these gains and losses resulting in the recognition of previously deferred gains and losses as a net after-tax increase of $10.4 million in the beginning balance of retained earnings for both PNMR and PNM and had no impact on TNMP.

As stated in SFAS 157, valuations of derivative assets and liabilities must take into account nonperformance risk including the effect of the Company’s own credit standing.  Nonperformance risk refers to the risk that the obligation will not be fulfilled and affects the value at which the liability is transferred.  Effective January 1, 2008, the Company updated its methodology to include the impact of both the nonperformance risk and its own credit standing.

 Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings when they occur.  The Company did not elect to irrevocably fair value any additional financial assets and liabilities under SFAS 159 and did not elect to offset fair values of its derivative instruments under FSP FIN 39-1.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR

The following table does not include activity related to PNM Gas.  See Note 14.  PNMR’s commodity derivative instruments are summarized as follows:

	March 31,	December 31,	March 31,	December 31,
	2008	2007	2008	2007
Type of Derivative	Mark-to-Market Instruments		Hedge Instruments
		(In thousands)
Current Assets
Energy contracts	$90,915	$14,486	$-	$864
Fixed-for-float swaps and futures	78,579	25,653	3,480	524
Options	60,981	7,372	3,443	358
Total current assets	230,475	47,511	6,923	1,746

Deferred Charges
Energy contracts	8,254	14,133	-	-
Fixed-for-float swaps	7,821	26,898	-	-
Options	-	4,663	-	-
Total deferred charges	16,075	45,694	-	-

Total Assets	246,550	93,205	6,923	1,746

Current Liabilities
Energy contracts	(174,891)	(19,842)	(5,131)	-
Fixed-for-float swaps	(46,899)	(25,308)	(769)	(1,058)
Options	(18,639)	(7,594)	-	(30)
Other	(5,349)	-	-	-
Total current liabilities	(245,778)	(52,744)	(5,900)	(1,088)

Long-term Liabilities
Energy contracts	(6,742)	(42,009)	-	-
Fixed-for-float swaps	(6,233)	(4,465)	(104)	(32)
Options	-	(8,700)	-	-
Total long-term liabilities	(12,975)	(55,174)	(104)	(32)

Total Liabilities	(258,753)	(107,918)	(6,004)	(1,120)

Net Total Assets and Liabilities	$(12,203)	$(14,713)	$919	$626

First Choice Trading Activities

In 2007, First Choice entered into a series of forward trades that arbitraged basis differentials among certain ERCOT delivery zones.  During the three months ended March 31, 2008, these trades were negatively affected by extreme transmission congestion within the ERCOT market. This congestion resulted in historically high basis differences between the various delivery zones. As a result, First Choice recorded a total pre-tax loss of $47.1 million in the trading margins from these speculative trades that is reflected in electric revenues. Of this amount, $13.0 million was for cash settled transactions and $34.1 million was for unrealized losses on its remaining forward positions.  Because of continued market volatility and the concern that the forward basis market would continue to deteriorate, First Choice is in the process of closing out its speculative positions and has ended any further speculative trading.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM

The following table does not include activity related to PNM Gas.  See Note 14.  PNM’s commodity derivative instruments are summarized as follows:

	March 31,	December 31,	March 31,	December 31,
	2008	2007	2008	2007
Type of Derivative	Mark-to-Market Instruments		Hedge Instruments
		(In thousands)
Current Assets
Energy contracts	$23,830	$2,587	$-	$864
Fixed-for-float swaps	42,386	6,650	3,068	422
Options	43,554	4,336	-	-
Total current assets	109,770	13,573	3,068	1,286

Deferred Charges
Energy contracts	-	9,443	-	-
Fixed-for-float swaps	2,468	23,253	-	-
Options	-	4,663	-	-
Total deferred charges	2,468	37,359	-	-

Total Assets	112,238	50,932	3,068	1,286

Current Liabilities
Energy contracts	(69,915)	(6,872)	(5,131)	-
Fixed-for-float swaps	(13,278)	(6,037)	(769)	(868)
Options	(9,773)	(4,119)	-	-
Other	(5,349)
Total current liabilities	(98,315)	(17,028)	(5,900)	(868)

Long-term Liabilities
Energy contracts	-	(38,172)	-	-
Fixed-for-float swaps	-	(693)	(77)	(32)
Options	-	(8,700)	-	-
Total long-term liabilities	-	(47,565)	(77)	(32)

Total Liabilities	(98,315)	(64,593)	(5,977)	(900)

Net Total Assets and Total Liabilities	$13,923	$(13,661)	$(2,909)	$386

Sale of Wholesale Contracts

On January 18, 2008, PNM entered into an agreement to sell certain wholesale power, natural gas and transmission contracts for $5.8 million, based on an assumed closing on March 31, 2008.  The purchase price is subject to adjustment depending on the actual date of closing, which is now expected to be as of June 30, 2008, at which time the agreed upon sales price will be $6.1 million.  These contracts represent a significant portion of the wholesale activity portfolio of PNM Electric, and include several long-term sales and purchase power agreements.  Included in the sales agreement is the Tri-State Pyramid Unit 4 operating lease and certain transmission agreements, which are not considered derivative instruments under SFAS 133.  The derivative contracts included in the sales agreement are fair valued at March 31, 2008 and are reflected in the above table as current assets of $92.7 million and current liabilities of $89.6 million.  The derivative contracts included in the sales agreement are reflected in the above table at December 31, 2007 as current assets of $6.3 million, deferred charges of $35.8 million, current liabilities of $10.7 million, and long-term liabilities of $47.6 million.  In connection with the adoption of SFAS 157, pre-tax gains on these contracts amounting to $17.2 million at January 1, 2008 were recorded as an adjustment to January 1, 2008 retained earnings.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value Disclosures

Effective January 1, 2008, the Company determines the fair market values of its instruments based on the fair value hierarchy established in SFAS 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs for the asset or liability.  The fair values determinations at March 31, 2008 are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Fair Value Measurements

	Total	Quoted Prices in Active Market for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
		(In thousands)
PNMR
Assets
Commodity derivatives	$253,473	$20,574	$176,184	$56,715
NDT	130,227	87,910	42,317	-
Rabbi Trust	2,223	2,213	10	-
Interest rate swaps	798	-	798	-
Total Assets	386,721	110,697	219,309	56,715

Liabilities
Commodity derivatives	(264,757)	(8,167)	(232,821)	(23,769)
Interest rate swaps	(798)	-	(798)	-
Total Liabilities	(265,555)	(8,167)	(233,619)	(23,769)
Net Total Assets and Total Liabilities	$121,166	$102,530	$(14,310)	$32,946

PNM
Assets
Commodity derivatives	$115,306	$-	$58,889	$56,417
NDT	130,227	87,910	42,317	-
Rabbi Trust	2,223	2,213	10	-
Interest rate swaps	798	-	798	-
Total Assets	248,554	90,123	102,014	56,417

Liabilities
Commodity derivatives	(104,292)	-	(81,223)	(23,069)
Interest rate swaps	(798)	-	(798)	-
Total Liabilities	(105,090)	-	(82,021)	(23,069)
Net Total Assets and Total Liabilities	$143,464	$90,123	$19,993	$33,348

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of the changes in Level 3 fair value measurements is as follows:

Recurring Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)

	Three Months Ended March 31, 2008
	PNMR	PNM
	(In thousands)
Level 3 Fair Value Assets and Liabilities
Balance at December 31, 2007	$417	$1,035
Adoption of SFAS 157	16,407	16,407
Balance at January 1, 2008	16,824	17,442
Total gains (losses) included in earnings[1]	15,584	15,906
Purchases, issuances, and settlements[2]	538	-
Balance at March 31, 2008[3]	$32,946	$33,348
Total gains included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the end of the period	$16,295	$16,037

(1)	No gains or losses were included in other comprehensive income.
(2)	Represents unearned and prepaid option premiums received and paid during the period.
(3)	There were no transfers in or out of Level 3 during the period.

Gains and losses (realized and unrealized) for Level 3 fair value measurements included in earnings for quarter ending March 31, 2008 are reported in operating revenues and cost of energy as follows:

PNMR	Operating Revenues	Cost of Energy
Total gains (losses) included in earnings	$(7,163)	$22,747
Change in unrealized gains or losses relating to asset still held at reporting date	$(6,582)	$22,877

PNM
Total gains (losses) included in earnings	$(6,925)	$22,831
Change in unrealized gains or losses relating to asset still held at reporting date	$(6,925)	$22,962

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

In accordance with SFAS 128, dual presentation of basic and diluted earnings per share has been presented in the Condensed Consolidated Statements of Earnings of PNMR.  Information regarding the computation of earnings per share is as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share amounts)
Earnings (Loss):
Earnings (loss) from continuing operations	$(71,135)	$15,144
Earnings from discontinued operations	22,499	14,522
Net Earnings (Loss)	$(48,636)	$29,666

Average Number of Common Shares Outstanding	76,850	76,659
Dilutive Effect of Common Stock Equivalents (a):
Stock options and restricted stock	-	701
Equity-linked units	-	739
Average Common and Common Equivalent Shares
Outstanding	76,850	78,099

Per Share of Common Stock – Basic:
Earnings (loss) from continuing operations	$(0.93)	$0.20
Earnings from discontinued operations	0.30	0.19
Net Earnings (Loss)	$(0.63)	$0.39

Per Share of Common Stock – Diluted:
Earnings (loss) from continuing operations	$(0.93)	$0.19
Earnings from discontinued operations	0.30	0.19
Net Earnings (Loss)	$(0.63)	$0.38

(a)
Excludes the effect of average anti-dilutive common stock equivalents related to out-of-the-money stock options of 2,912,451 and 722,306 for the three months ended March 31, 2008 and 2007.  Also excludes the effect of 97,886 anti-dilutive shares of in-the-money stock options and restricted stock for the three months ended March 31, 2008.

(6)	Stock-Based Compensation

Information concerning stock-based compensation plans is contained in Note 13 of Notes to Consolidated Financial Statements in the 2007 Annual Reports on Form 10-K.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Options

The following table represents stock option activity for the three months ended March 31, 2008:

				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
		Exercise	Value	Contract Life
Options for PNMR Common Stock	Shares	Price	(In thousands)	(Years)

Outstanding at beginning of period	3,264,898	$23.26
Granted	538,361	11.82
Exercised	(5,001)	16.13
Forfeited	(9,607)	27.18

Outstanding at end of period	3,788,651	$21.60	$(34,586)	6.79

Options exercisable at end of period	2,484,479	$21.66	$(22,843)	5.42

Options available for future grant	1,930,728

The following table provides additional information concerning stock option activity for the three months ended March 31:

Options for PNMR Common Stock	2008	2007
	(In thousands, except per share amounts)

Weighted-average grant date fair value per share of options granted	$1.38	$4.70
Total intrinsic value of options exercised during the period	$15	$3,103

Restricted Stock

The following table summarizes nonvested restricted stock activity for the three months ended March 31, 2008:

		Weighted-
		Average
Nonvested Restricted		Grant-Date
PNMR Common Stock	Shares	Fair Value

Nonvested at beginning of period	169,750	$26.09
Granted	111,250	$13.17
Vested	(72,656)	$25.65
Forfeited	(5,005)	$26.44

Nonvested at end of period	203,339	$19.17

The total fair value of shares of restricted stock that vested during the three months ended March 31, 2008 was $1.9 million.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)	Capitalization

Information concerning financing activities is contained in Note 6 of Notes to Consolidated Financial Statements in the 2007 Annual Reports on Form 10-K.

Short-term Debt

PNMR and PNM have revolving credit facilities for borrowings up to $600 million under the PNMR Facility and $400 million under the PNM Facility that primarily expire in 2012 and local lines of credit amounting to $15 million and $13.5 million.  PNMR and PNM also have commercial paper programs under which they may issue up to $400 million and $300 million of commercial paper.  The revolving credit facilities serve as support for the commercial paper programs.  Operationally, this means the aggregate borrowings under the commercial paper program and the revolving credit facility for each of PNMR and PNM cannot exceed the maximum amount of the revolving credit facility for that entity.  At March 31, 2008, the weighted average interest rate for the PNMR Facility was 3.64% and for the PNM Facility was 3.57%.  Short-term debt outstanding consists of:

	March 31,	December 31,
Short-term Debt	2008	2007
	(In thousands)

PNM
Commercial paper	$-	$-
Revolving credit facility	345,000	321,000
	345,000	321,000
PNMR
Commercial paper	-	-
Revolving credit facility	392,000	343,500
Local lines of credit	-	1,400

	$737,000	$665,900

At April 30, 2008, PNMR and PNM had $66.6 million and $58.7 million of availability under their respective revolving credit facilities and local lines of credit, including reductions of availability due to outstanding letters of credit.  At April 30, 2008, PNMR and PNM had cash balances of $29.8 million and $49.0 million.

As of March 31, 2008, TNMP had outstanding borrowings of $0.5 million from PNMR under its intercompany loan agreement.

On May 1, 2008, PNMR announced that PNM entered into a binding commitment for a delayed draw term loan facility that matures April 30, 2009 in an aggregate principal amount of up to $300.0 million and that PNM entered into a binding commitment for a 364 day letter of credit facility in an aggregate principal amount of up to $100.0 million.  On that same day, PNMR announced that TNMP has entered into a binding commitment for a revolving credit facility currently in an aggregate principal amount of up to $80.0 million and is in the process of syndicating additional amounts. On May 5, 2008, the loan agreement for PNM’s delayed draw term loan facility was executed.  Each of the remaining commitments is subject to conditions and final documentation.

PNMR has entered into three fixed-to-floating interest rate swaps with an aggregate notional principal amount of $150.0 million.  Under these swaps, PNMR receives a 4.40% fixed interest payment on the notional principal amount on a semi-annual basis and pays a floating rate equal to the six month LIBOR plus 58.15 basis points (0.5815%) on the notional amount through September 15, 2008.  The floating rate was 6.09% at December 31, 2007 and was reset to 3.28% on March 17, 2008.  The swaps are accounted for as fair-value hedges with an asset position of $0.8 million at March 31, 2008, with a corresponding addition to current maturities of long-term debt.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financing Activities

On February 26, 2008, the Board of Directors of TNMP authorized TNMP to enter into a proposed $150 million short-term bank loan agreement with two banks.  The bank loan agreement was executed on March 7, 2008.   TNMP borrowed $150 million under this agreement on April 9, 2008 and used the proceeds to redeem the remaining $148.9 million of its 6.125% senior unsecured notes prior to the maturity date of June 1, 2008.

PNMR’s equity-linked units contain mandatory obligations under which the holders are required to purchase $247.3 million of PNMR equity securities in May 2008 and $100.0 million in November 2008.  The equity-linked units also provide that, prior to settlement of those purchase obligations, the debt components of the equity-linked units, which are scheduled to mature in 2010, will be remarketed beginning May 9, 2008 for the publicly held units and August 16, 2008 for the privately held units.  The maturity dates may be extended in the remarketings and the interest rate will be reset to a level designed to achieve a successful remarketing of the notes.  If the remarketings are successful, PNMR would receive $347.3 million in cash for its equity securities and the debt would continue to mature in 2010 or such later date established in the remarketings.  If the remarketings are not successful, the holders of the equity-linked units may satisfy their obligations to purchase PNMR equity securities by tendering the debt to PNMR instead of paying cash for the equity securities, the equity securities would be issued, and the debt would be cancelled without requiring payment in cash by PNMR.  The credit ratings of PNMR’s debt were recently downgraded.  There has also been an overall deterioration of the credit markets in general.  Although there can be no assurance, PNMR believes the remarketings will be successful.

Stockholders’ Equity

PNMR offers new shares of PNMR common stock through the PNMR Direct Plan and an equity distribution agreement.  The equity distribution agreement is currently suspended.  For the three months ended March 31, 2008, PNMR sold 75,519 shares of its common stock through the PNMR Direct Plan for net proceeds of $1.0 million.  PNMR also issued 24,244 shares of its common stock for $0.3 million through its ESPP during the three months ended March 31, 2008.

(8)	Pension and Other Postretirement Benefit Plans

PNMR and its subsidiaries maintain qualified defined benefit pension plans, postretirement benefit plans providing medical and dental benefits, and executive retirement programs (“PNM Plans” and “TNMP Plans”).  PNMR maintains the legal obligation for the benefits owed to participants under these plans.

Readers should refer to Note 12 of Notes to the Consolidated Financial Statements in the 2007 Annual Reports on Form 10-K for additional information on these plans.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM Plans

The following tables present the components of the PNM Plans’ net periodic benefit cost (income):

	Three Months Ended March 31,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2008	2007	2008	2007	2008	2007
			(In thousands)

Components of Net Periodic
Benefit Cost (Income)
Service cost	$-	$36	$178	$632	$14	$14
Interest cost	8,317	7,953	2,086	1,928	284	272
Expected long-term return on assets	(10,336)	(10,195)	(1,532)	(1,464)	-	-
Amortization of net loss	481	972	1,204	1,461	13	24
Amortization of prior service cost	79	79	(1,422)	(1,422)	3	3
Net periodic benefit cost (income)	$(1,459)	$(1,155)	$514	$1,135	$314	$313

PNM does not anticipate making any contributions to the pension plan trust during 2008.  For the three months ended March 31, 2008 and 2007, PNM contributed $1.0 million and $1.5 million to trusts for other postretirement benefits.  PNM expects to make contributions totaling $4.9 million during the year ended December 31, 2008 to the trust for other postretirement benefits.  Disbursements under the executive retirement program, which are funded by the Company and considered to be contributions to the plan, were $0.4 million and $0.4 million in the three months ended March 31, 2008 and 2007, and are expected to total $1.5 million during 2008.

TNMP Plans

The following tables present the components of the TNMP Plans’ net periodic benefit cost (income):

	Three Months Ended March 31,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2008	2007	2008	2007	2008	2007
			(In thousands)
Components of Net Periodic
Benefit Cost (Income)
Service cost	$-	$-	$71	$98	$-	$-
Interest cost	1,061	1,057	179	165	19	19
Expected long-term return on assets	(1,659)	(1,710)	(122)	(114)	-	-
Amortization of net gain	(36)	(2)	(68)	(39)	-	-
Amortization of prior service cost	-	-	15	15	-	-
Net Periodic Benefit Cost (Income)	$(634)	$(655)	$75	$125	$19	$19

TNMP made no first quarter contributions to the pension trust in either 2008 or 2007 and no contributions are anticipated for 2008.  For the three months ended March 31, 2008, TNMP contributed $0.2 million and expects to make contributions totaling $0.4 million during the year ended December 31, 2008 to the trust for other postretirement benefits.  No contributions were made for the three months ended March 31, 2007 for other postretirement benefits.  Disbursements under the executive retirement program, which are funded by the Company and considered to be contributions to the plan, were less than $0.1 million in the three months ended March 31, 2008 and 2007, and are expected to total $0.2 million during 2008.

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

In August 2006, PNM filed its renewable energy portfolio report and 2007 renewable energy procurement plan.  In its procurement plan, PNM stated that it would continue to procure renewable energy and RECs from wind and solar photovoltaic facilities and to capitalize the costs for recovery in rates in accordance with a stipulation approved by the NMPRC in 2003.  However, see Note 10 and Note 16 regarding recent NMPRC actions.  The procurement plan requested the NMPRC to amend PNM’s solar photovoltaic program to eliminate the annual ceiling on new customer subscriptions, to approve the procurement of renewable energy and RECs from a biomass facility under a 20-year PPA beginning in 2009 and to authorize recovery of the costs of procurement under the PPA, including costs related to imputed debt.  The NMPRC issued a final order on December 14, 2006, which approved the amendment to the photovoltaic program, approved the procurement under the biomass PPA, and recognized a “disputable presumption” of the reasonableness of the costs of energy and capacity under the PPA.  The NMPRC denied PNM’s request to recover imputed debt costs, but gave PNM leave to present the issue again in a rate case.  On February 6, 2007, the NMPRC entered an order reopening the case with the limited purpose of reconsidering its determination that the act creates only a “disputable presumption” of the reasonableness of costs incurred under an approved procurement plan and invited briefs on that issue.  PNM, the NMPRC staff, and the New Mexico Attorney General filed briefs.  The Commission issued its Order on Reconsideration on January 15, 2008.  The Commission modified its prior order and determined that the effect of approval of a procurement plan is a conclusive presumption of reasonableness for costs that are consistent with the approved plan.

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

The NMED had requested a BART analysis for nitrogen oxides and particulate be done for each of the four units at SJGS.  PNM submitted the analysis to the NMED in early June 2007.  Based on the results of the BART analysis, PNM did not recommend that any additional pollution control equipment be installed on any of the SJGS units beyond that which is being installed to meet the requirements of a consent decree. PNM believes the controls being installed for the consent decree constitute BART.  The NMED is presently reviewing the analysis.  Potentially, additional nitrogen oxide emission reductions could be required.  The nature and cost of compliance with these potential requirements cannot be determined at this time.

In addition, EPA Region 9 requested APS to perform a BART analysis for Four Corners.  APS completed the analysis and submitted it to the EPA on January 30, 2008.  The EPA will now review the submission and determine what constitutes BART for Four Corners.  APS’ recommendations include the installation of certain pollution control equipment that it believes constitutes BART.  Once APS receives the EPA’s final determination, Four Corners will have five years to complete the installation of the equipment and to achieve the emission limits established by EPA Region 9.  Until the EPA makes a final determination on this matter, the Company cannot accurately estimate the expenditures that may be required.  As a result, PNM’s current environmental expenditure estimates do not include amounts for Four Corners BART expenditures.

While the Company continues to monitor these matters, at the present time the Company cannot predict whether the agencies will agree with either PNM’s or APS’ BART recommendations or, if the agencies disagree with those recommendations for SJGS or Four Corners, the nature of the BART controls the agencies may ultimately mandate and the resulting financial or operational impact.

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

Citizen Suit Under the Clean Air Act

PNM reached an impasse with the Grand Canyon Trust and Sierra Club (“Plaintiffs”) and with the NMED with respect to certain matters under a consent decree of May 10, 2005.  As a result, PNM filed petitions with the U.S. District Court for the District of New Mexico on October 6 and 12, 2006, seeking a determination that PNM had complied with the consent decree with respect to the matters at issue.  The controversies related to PNM’s reports on NOX controls and demisters at SJGS.  PNM reached an agreement with the Plaintiffs and the NMED concerning these issues which was set forth in a Stipulated Order.  The Court entered a stipulated order approving the settlement on December 27, 2006.  The settlement does not require any additional material expenditures with respect to the implementation of the consent decree.

The consent decree includes a provision whereby stipulated penalties are assessed for non-compliance with specified emissions limits.  Stipulated penalty amounts are placed in escrow on a quarterly basis pending review of SJGS’s emissions performance for each quarter.  As of March 31, 2008, PNM’s share of the total amount of stipulated penalties is $3.0 million of which $2.4 million had been deposited into the escrow account and the remaining amount was deposited subsequently.  By letter dated March 20, 2007, the NMED and Plaintiffs requested information concerning PNM’s calculation of potential stipulated penalty amounts and the amounts held in escrow.  PNM submitted its response to NMED on May 23, 2007.  To date, the NMED has taken no further action with respect to the requested information.

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

Four Corners Federal Implementation Plan Litigation

On April 30, 2007, the EPA adopted a source specific FIP to set air quality standards at Four Corners.  The FIP essentially federalizes the requirements contained in the New Mexico State Implementation Plan, which Four Corners has historically followed.  The FIP also includes a requirement to maintain and enhance dust suppression methods.  On July 2, 2007, APS, the plant operator, filed a petition for review in the United States District Court of Appeals for the Tenth Circuit seeking revisions to the FIP to clarify certain requirements and allow operational flexibility.  The Sierra Club has intervened in this action.  On July 6, 2007, the Sierra Club and other parties filed a petition for review with the same court challenging the FIP’s compliance with the Clean Air Act and APS has intervened in their action.  In APS’ lawsuit, APS challenges two key provisions of the FIP:  a 20% opacity limit on certain fugitive dust emissions, which the EPA filed a motion to remand and vacate in early December 2007, and a 20% stack opacity limit on Units 4 and 5.  Briefing in this case is now complete and the court scheduled oral arguments, as requested by the EPA, to occur in May 2008.  APS anticipates that the court will issue its opinion before the end of 2008.  Although the Company cannot predict the outcome or the timing of these matters, the Company does not believe that they will have a material adverse impact on the Company’s financial position, results of operations or cash flows.

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

Other Commitments and Contingencies

PVNGS Liability and Insurance Matters

The PVNGS participants have insurance for public liability resulting from nuclear energy hazards to the full limit of liability under federal law.  This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $300 million and the balance by an industry-wide retrospective assessment program.  If losses at any nuclear power plant covered by the program exceed the accumulated funds, PNM could be assessed retrospective premium adjustments.  The maximum assessment per reactor under the program for each nuclear incident is $100.6 million, subject to an annual limit of $15.0 million per incident, to be periodically adjusted for inflation.  Based on PNM’s 10.2% interest in the three PVNGS units, PNM’s maximum potential assessment per incident for all three units is $30.8 million, with an annual payment limitation of $4.6 million.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Preliminary work in support of the NRC’s enhanced inspection regime took place throughout the summer of 2007.  On June 21, 2007, the NRC issued an initial confirmatory action letter confirming APS’ commitments regarding specific actions APS will take to improve PVNGS’ performance.  From October 1, 2007, through November 2, 2007, a team of NRC inspectors performed on-site in-depth inspections of PVNGS equipment and operations.  The NRC’s inspection results were presented at a public meeting on December 19, 2007, and documented in an NRC letter to APS dated February 1, 2008 (the “Inspection Report”).  The Inspection Report indicated that the facility is being operated safely but also identified certain performance deficiencies.  On December 31, 2007, APS submitted its improvement plan to the NRC which addresses issues identified by APS management during its site-wide assessments of equipment and operations that occurred during 2007.  The NRC reviewed the adequacy of this improvement plan and issued a revised confirmatory action letter on February 15, 2008 that outlines the actions APS must take in order for the NRC to return the PVNGS site to the NRC’s routine inspection and assessment process.   This revised confirmatory action letter was anticipated as part of the NRC’s inspection procedure.  On March 31, 2008, APS submitted to the NRC a revision to its improvement plan to address issues raised by the NRC in its Inspection Report.  The NRC will continue to provide increased oversight at PVNGS until the facility demonstrates sustained performance improvement.  APS continues to cooperate fully with the NRC throughout this process.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As previously reported, there have been a number of additional appeals pending before the U.S. Court of Appeals for the Ninth Circuit with regard to FERC’s orders issued in the various California market refund dockets and PNM has participated in various appeals as one of the members of the Competitive Sellers Group.  The Ninth Circuit has held a number of mediation conferences in these, and the multiple other appeals pending before it, to assess the opportunities for settlement, in which PNM has participated.  The Ninth Circuit issued an order initially declaring a 45-day time out period to allow parties the opportunity to assess the recent court decisions and the potential for settlement of cases.  The Ninth Circuit has continued to extend the time out period in several of the cases.  In September 2006, a mediation conference was convened at the California Public Utilities Commission to assess the potential settlement of the refund proceedings.  The conference was attended by, among others, PNM, the other buyers and sellers, FERC personnel, a settlement judge and mediator from the Ninth Circuit.  Representatives of PNM continue to attend and participate in the mediation and case management sessions being hosted by the Ninth Circuit.  In August 2007, the Ninth Circuit further extended the time-out period for settlement discussions to continue until November 2007.  In October 2007, PNM attended an additional case management conference hosted by the Ninth Circuit.  The time out period established by the Ninth Circuit expired in mid-November 2007.  Subsequently, the Ninth Circuit issued its mandate in the Lockyer v. FERC case and allowed the appellate process to continue in other pending appeals.  As a result, various petitions for rehearing of the court’s prior decisions have been filed in the Ninth Circuit.  PNM participated with a group of sellers in a petition for rehearing in the CPUC v. FERC appeal.  The petitions for rehearing are currently pending before the Ninth Circuit.

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

Pacific Northwest Refund Proceeding

Puget Sound Energy, Inc. filed a complaint at the FERC alleging that spot market prices in the Pacific Northwest wholesale electric market were unjust and unreasonable.  In 2003, the FERC issued an order recommending that no refunds should be ordered.  Several parties in the proceeding filed requests for rehearing and the FERC denied rehearing and reaffirmed its prior ruling that refunds were not appropriate for spot market sales in the Pacific Northwest during the first half of 2001.  The Port of Seattle then filed an appeal of the FERC’s order denying rehearing in the Ninth Circuit.  As a participant in the proceedings before the FERC, PNM also participated in the appeal proceedings.  Oral argument in the case was held in January 2007.  In August 2007, the Ninth Circuit issued its decision on appeal and determined that FERC erred in excluding certain purchases in the Pacific Northwest spot markets from consideration in the Pacific Northwest refund proceeding, and that FERC should have taken into account evidence of manipulation in the California spot markets that was presented after the original evidentiary proceeding.  The court remanded the case to FERC to reconsider its decision to deny refunds, in light of the evidence of market manipulation and the various recent Ninth Circuit decisions, but did not require FERC to order refunds.  In September 2007, the Ninth Circuit extended the time period for filing petitions for rehearing on their decision until November 16, 2007.  At the conclusion of the time-out period, several parties filed petitions for rehearing of the Ninth Circuit’s decision.  PNM did not participate in any of the petitions for rehearing.  The Company is unable to predict the ultimate outcome of this appeal.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In 2004, the FERC issued an order granting the FERC staff’s motion to dismiss seven of the thirteen PNM customers on grounds that there was no evidence to conclude that these companies used their commercial relationship with PNM to game the Cal ISO and Cal PX markets.  The FERC approved the settlements entered into by two of the thirteen PNM customers and dismissed another of PNM’s customers from the proceeding.  Of the three remaining PNM customers in the docket, the FERC staff entered into settlement agreements with two of them.  In 2004, the FERC staff filed a motion to dismiss PNM from the docket and to enter into a settlement of certain parking and lending transactions.  The staff’s motion stated that after investigation and review there was no evidence that PNM engaged in a gaming practice that violated either the Cal ISO or Cal PX tariffs.  However, PNM entered into a settlement of certain matters outside the scope of the docket related to historic parking and lending transactions, under which PNM agreed not to provide parking and lending services prospectively without first meeting certain requirements agreed to with the FERC staff.  Additionally, PNM agreed to pay $1.0 million in settlement to the FERC to obtain satisfaction of all issues related to any potential liability stemming from the provision of parking and lending services historically.  In July 2005, the FERC issued its order granting the staff’s motion to dismiss PNM from the Gaming Partnerships docket.  In its order, the FERC found that PNM did not engage in prohibited gaming practices as defined in the FERC’s Gaming Partnership Order and also approved the settlement on the parking and lending services.  The FERC also denied the California parties’ request to keep the docket open as to PNM and terminated the PNM docket.  Subsequently, the California parties filed their petition for rehearing at the FERC objecting to the FERC’s dismissal of PNM from the Gaming Partnership investigation and objecting to the settlement reached with the FERC staff.  The petition for rehearing is pending before FERC and PNM cannot predict the ultimate outcome of the rehearing petition.  In August 2005, Enron, the final of the original 13 PNM customers, entered into a settlement agreement with the FERC staff, the California parties and others that was contested by several parties.  In November 2005, the FERC issued an order approving the joint offer of settlement.  Various parties either objected to the settlement or otherwise sought efforts to stay or overturn FERC’s order.  In January 2007, the Enron matter went to hearing on certain contested matters.  In June 2007, the FERC administrative law judge issued its initial decision, which has no impact on PNM.  In October 2007, Enron entered a settlement with the final parties litigating against them and filed the settlement at FERC, which is still pending.  In November 2007, FERC staff initiated a settlement proceeding designed to determine how the proceeds from the penalty amounts should be allocated among participants in the Cal PX and Cal ISO markets (Phase II Distribution proceedings).  PNM has participated in several settlement conferences regarding proposed allocations of these funds.  PNM cannot predict the ultimate outcome of this proceeding.

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

California Attorney General Complaint

In 2002, the California Attorney General filed a complaint with the FERC against numerous sellers, including PNM, regarding prices for wholesale electric sales into the Cal ISO and Cal PX markets and to the California Department of Water Resources. In 2002, the FERC entered an order denying the California Attorney General’s request to initiate a refund proceeding, but directed sellers, including PNM, to comply with additional reporting requirements with regard to certain wholesale power transactions. The California Attorney General filed a petition for review in the Ninth Circuit. The Ninth Circuit issued a decision in September 2004 upholding the FERC’s authority to establish the market-based rate framework under the Federal Power Act, but held that the FERC violated its administrative discretion by declining to investigate whether it should order refunds from sellers who failed to provide transaction-specific reports to the FERC as required by its rules. The Ninth Circuit determined that the FERC has the authority to order refunds for these transactions if it elects to do so and remanded the case back to the FERC for further proceedings, including a determination as to whether additional refunds are appropriate. In

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

October 2004, PNM joined the group of competitive Sellers and filed a petition for rehearing at the Ninth Circuit.  In July 2006, the Ninth Circuit denied rehearing.  In December 2006, PNM joined a group of sellers in filing a petition for writ of certiorari in the U.S. Supreme Court challenging the decision by the Ninth Circuit.  On June 18, 2007, the U.S. Supreme Court denied the Petition for Certiorari filed by various competitive sellers, including PNM.  In November 2007, the Ninth Circuit time-out period expired and in December 2007, the Ninth Circuit issued its mandate remanding the case back to FERC.  Numerous parties filed motions at FERC regarding the appropriate procedures to occur on remand for the disposition of the case.  In March 2008, FERC issued its order on remand indicating that it will establish trial type hearing to determine if specific Sellers’ violation of FERC’s quarterly reporting requirements led to an unjust and unreasonable rate for particular Sellers in CAISO and CalPx markets during the 2000-2001 time period.  The order required sellers to submit revised quarterly reports for FERC for review.  The order also established settlement procedures for the matters.  An initial settlement conference was held in April 2008.  PNM has participated in these filings.  The Company cannot predict the ultimate outcome of the FERC proceeding on remand, or whether PNM will be ultimately directed to make any additional refunds as the result of the decision.

California Antitrust Litigation

In May 2005, the California Attorney General filed a lawsuit in California state court against PNM, PowerEx, and the Colorado River Commission alleging that PNM and PowerEx conspired to engage in unfair trade practices involving overcharges for electricity in violation of California state antitrust laws.  In June 2005, the lawsuit was removed to Federal Court.  In April 2006, the Federal District Court issued its decision denying the California Attorney General’s motion to remand the case back to the state court, and granted PNM’s and PowerEx’s motions to dismiss the case.  The California Attorney General has appealed the case to the Ninth Circuit.  Briefs were filed in the case by the parties, and oral argument was held in March 2008.  The Company cannot predict the final outcome of this litigation nor whether PNM will be required to make refunds or pay damages under these claims.

Regional Transmission Issues

In September 2005, the FERC issued a Notice of Inquiry on Preventing Undue Discrimination and Preference in Transmission Services seeking information from the industry regarding the provisions of the OATT for possible revision in a future rulemaking.  On May 18, 2006, FERC issued a NOPR to reform its pro forma OATT.  FERC emphasized that its purpose for the NOPR was not to create new market structures, redesign approved RTO or ISO markets, require transmission owners to divest control over transmission, impinge on state jurisdiction, or weaken the protection of native load customers.  Core OATT elements were retained, including comparability requirements, protection of native load, state’s jurisdiction over bundled retail load, functional unbundling to address undue discrimination, and reciprocity.  PNM and TNMP filed Comments and Supplemental Comments in this proceeding.  In February 2007, FERC issued Order 890 setting out the new OATT rule, which became effective in May 2007.  Order 890 addressed several elements of transmission service, including:  (1) requiring greater consistency and transparency in calculating available transfer capacity for transmission; (2) requiring transparent transmission planning and customer access to transmission plans; (3) reform of rollover rights; and (4) clarification of various ambiguities in transmission rights under the new OATT.   Order 890 also required numerous compliance filings to be made by transmission providers.  Order 890 also attempted to clarify certain elements of transmission service utilized for network generation resources, but still left uncertain the transmission used for such resources that pre-dated transmission open access.  PNM filed a petition for rehearing seeking clarification of this issue in regards to one such generation resource that PNM has under contract.  Numerous other entities also filed petitions for rehearing and/or clarification.  Additionally, a number of entities, including EEI, requested extensions of time for making several of the compliance filings due under the order issued in the NOPR.  In December 2007, FERC issued its order on rehearing and clarified and revised some aspects of its initial order and rule designated as Order 890-A.  FERC did not specifically rule on the request PNM filed for clarification on transmission used for network generation resources.  The order reiterated its general rule on this topic, which had no impact on PNM operations.  In January 2008, multiple parties filed requests for rehearing of Order 890-A.  PNM did not join any of these rehearing requests.  The Company cannot predict the outcome of the final rule.

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

Biomass Project

PNM has entered into a 20-year contract for the purchase of 32 MW of capacity from a renewable biomass power generation facility in central New Mexico to commence in 2009.  The purchase power agreement is contingent upon the satisfaction of certain conditions precedent as outlined in the purchase power agreement.  The contract contains several conditions including obtaining permits, completion of financial closing by April 2, 2007 and the start of construction by July 2, 2007.  The biomass project owner was unable to complete the financial closing on April 2, 2007 or to start construction by July 2, 2007.  As a result, PNM delivered a remediable event of default letter to the biomass project owner.  The operator has declared a force majeure over failure to obtain an air permit.  On June 18, 2007, PNM sent a letter to the operator conditionally accepting the notice of force majeure.  The operator was required to remedy the condition within 180 days of the notice dated May 25, 2007.  A hearing was held on August 20, 2007 on the owner’s appeal of the denial of the air permit.  The air permit was approved on October 2, 2007.

The biomass project owner filed an application in August 2007 with the New Mexico Energy, Mineral and Natural Resources Department (“EMNRD”) for a renewable energy production tax credit in connection with the project.   Production tax credit to all applicants is limited to two million megawatt hours per year.  The project owner’s application was denied on September 27, 2007, on grounds that the owner had not demonstrated the project was a qualifying facility for the credit because it had not shown there was a sufficient amount of wood fuel under contract.  The project owner filed an appeal of that decision on October 10, 2007.  A hearing on the appeal was held on January 25, 2008.  On February 14, 2008, the EMNRD Secretary issued an order directing the Energy Conservation and Management Division of EMNRD to accept the project owner’s application and estimate of the plant’s annual power-generating potential.  The project manager anticipates being issued the production tax credit on the basis of the Secretary’s order and is in the process of obtaining financing for the project. The biomass facility is expected to begin commercial operations in late 2009 or early 2010, provided adequate financing is obtained by June 1, 2008.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On May 31, 2007, the office of the AG and the staff of the NMPRC filed a petition for formal review requesting the NMPRC to investigate the PPA and related transactions relating to the Valencia Energy Facility to determine, among other things, whether the transactions are prudent, appropriate and consistent with NMPRC rules, and to establish the ratemaking treatment of the PPA.  On June 21, 2007, the NMPRC ordered PNM to respond to the Petition so that the NMPRC could ascertain PNM’s position on the matters raised before proceeding further with processing the Petition.  In its response, filed July 11, 2007, PNM described the terms of the agreement and process used to select this resource, stated that an investigation was not warranted and joined in the staff’s and AG’s request for determination of the ratemaking treatment for the agreement.  On November 6, 2007, the NMPRC issued an order, which appointed a hearing examiner and directed her to consider the issues raised in the petition and the response, including whether PNM’s actions in entering into the PPA and in reporting that transaction to the NMPRC were consistent with statute and NMPRC rules.  On November 30, 2007, the hearing examiner issued a procedural order which set a deadline of March 31, 2008 for intervention and for parties other than PNM to file pleadings in response to the NMPRC’s November 6, 2007, order.  The procedural order further provided that PNM may respond to those pleadings by April 15, 2008 and scheduled a prehearing conference for April 22, 2008.  On March 27, 2008, the hearing examiner granted the parties’ joint motion to vacate the deadlines for additional pleadings to give the parties an opportunity to discuss settlement.  On April 22, 2008, a new schedule for pleadings was set.  NMPRC staff and intervenors have until July 18, 2008 to file pleadings and PNM has until July 31, 2008 to respond.  Another prehearing conference is scheduled for August 6, 2008.  The Company is unable to predict the outcome of this matter.

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

Energy Agreement

In 2003, First Choice and Constellation executed a power supply agreement that resulted in Constellation being the primary supplier of power for First Choice’s customers through the end of 2006. Additionally, Constellation agreed to supply power in certain transactions under the agreement beyond the date when that commitment expired.

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

PNM

Gas Rate Case

On May 30, 2006, PNM filed a general gas rate case that asked the NMPRC to approve an increase in the service fees charged to its 481,000 natural gas customers.  The proposal would increase the set monthly fee, the charge tied to monthly usage, and miscellaneous on-demand service fees.  Those fees are separate from the cost of gas charged to customers.  The monthly cost of gas charge would not be affected by the fee increase.  The petition requested an increase in base gas service rates of $22.6 million and an increase in miscellaneous on-demand service rates of $0.2 million.  The request was designed to provide PNM’s gas utility an opportunity to earn an 11% return on equity, which is consistent with the average return allowed ten comparable natural gas utilities.  The petition also requested approval of a line item that provides a true-up mechanism for operational costs when system-wide gas consumption is lower or higher than what is designed in the rates.  On June 29, 2007 the NMPRC unanimously approved an increase in annual revenues of approximately $9 million for PNM.  The NMPRC based the new rates on a revenue requirement needed to earn a 9.53% return on equity.  The NMPRC did not approve PNM’s request for the true-up mechanism for operational costs based on system-wide gas consumption.  PNM and the AG filed appeals with the New Mexico Supreme Court.  The AG’s appeal seeks reversal of the NMPRC decision on one issue – weather normalization.  PNM’s appeal seeks reversal of the NMPRC determination of the required return on equity and on four cost-of-service accounting issues.  In addition, a number of issues on appeal could have impacts on the outcome of the current electric rate case proceedings. If PNM’s appeal is successful in all respects and the AG’s appeal is unsuccessful, PNM’s authorized annual revenue would increase by about $10 million.    If PNM’s appeal is unsuccessful in all respects and the AG’s appeal is upheld, PNM’s annual revenues would decrease by $6.8 million.  Initial briefs were filed November 20, 2007.  Answer briefs were filed February 29, 2008.  On April 14, 2008 PNM filed its reply brief and request for oral argument.  The Supreme Court has scheduled oral argument for July 21, 2008.  PNM is unable to predict the outcome of these appeals.

Electric Rate Case

On February 21, 2007, PNM filed a general electric rate case requesting the NMPRC to approve an increase in service fees to all of PNM’s retail customers except those formerly served by TNMP.  The request was designed to provide PNM’s electric utility an opportunity to earn a 10.75% return on equity.  The application also requested authorization to implement a FPPAC through which changes in the cost of fuel and purchased power, above or below the costs included in base rates, will be passed through to customers on a monthly basis.  On September 6, 2007, the NMPRC extended the suspension of PNM’s proposed rates to May 7, 2008 and directed PNM to file supplemental testimony and exhibits to correct certain errors in PNM’s filing that PNM had brought to the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NMPRC’s attention. The NMPRC staff, the AG, and other intervenors filed testimony and recommendations regarding PNM’s rate application that propose substantial reductions to PNM’s proposed rates.  These parties also stated their opposition to PNM’s proposal to implement a FPPAC.  Hearings were held between December 5, 2007 and December 19, 2007.  At the hearing PNM adjusted its revenue increase request to $76.9 million.  The Recommended Decision of the hearing examiner issued March 6, 2008, recommended a revenue increase of $24.2 million and denial of PNM’s request to reinstate a FPPAC.  On April 24, 2008, the NMPRC issued a final order in the case that incorporated a number of the findings and conclusions of the hearing examiner, but also modified and disapproved others, resulting in a revenue increase of $34.4 million.  New rates reflecting the $34.4 million increase are effective for bills rendered on and after May 1, 2008.  In its final order, the NMPRC adopted the hearing examiner’s recommendation to disallow recovery of costs associated with the RECs used to meet the New Mexico Renewable Energy Portfolio Standards that were being deferred as regulatory assets, but did allow PNM the opportunity to seek recovery in the next rate case if it can demonstrate that it incurred an actual incremental cost for its compliance with the RPS.  The NMPRC also agreed with the hearing examiner that recovery of coal mine decommissioning costs should be capped at $100 million.  The NMPRC has indicated that recovery above the cap might be allowed if it was due to factors other than general cost increases.  See Note 16 for a discussion of the $30.2 million write-down due to these regulatory disallowances.  As a result of the separate proceeding to consider the motion to implement the Emergency FPPAC described below, the NMPRC determined that it was unnecessary to address the merits of the FPPAC proposed in PNM’s rate case filing.

PNM is considering the filing of a motion for rehearing and a notice of appeal to the New Mexico Supreme Court. Under New Mexico law an appeal is allowed without filing for rehearing. PNM and other parties have 30 days from the issuance of the final order to file for either rehearing or appeal. If a motion for rehearing is filed, the NMPRC must act on the motion within 20 days or it is deemed denied. If a motion for rehearing is filed, parties have 30 days to file a notice of appeal after disposition of the motion. An appeal may be filed even if a rehearing motion is pending.

Emergency FPPAC

On March 20, 2008, PNM and the International Brotherhood of Electrical Workers Local No. 611, filed a joint motion in the general electric rate case requesting NMPRC authorization to implement an Emergency FPPAC on an interim basis.  The AG supported the motion and the NMPRC staff and some other parties opposed the motion.  On March 25, 2008, the NMPRC issued an order establishing a docket separate from the electric rate case to consider the proposed Emergency FPPAC and set a procedural schedule, which was revised on April 16, 2008.  A hearing is scheduled to begin May 12, 2008.  The motion requests immediate authority to implement an Emergency FPPAC for a period of 24 months or until the effective date of new rates in PNM’s next rate case, whichever is earlier.  Subject to conditions stated in the motion, the Emergency FPPAC would permit PNM to recover its actual fuel and purchased power costs up to $0.024972 per kWh.  Using the base fuel rate of $0.014972/kWh approved in PNM’s electric rate case, PNM estimates that  it would collect approximately $72 million under the Emergency FPPAC in the first 12 months after approval.  On April 29, 2008 the NMPRC issued an order directing staff to file testimony addressing specified alternatives to the proposed Emergency FPPAC, including several forms of partial FPPACs and denial of any FPPAC and authorized other parties to also address these matters in testimony.  PNM is unable to predict the outcome of this proceeding.

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

In July 2007, the FERC open meeting agenda indicated the Golden Spread complaint case initial decision was on the docket for consideration by the FERC.  SPS and Golden Spread Electric Coop filed a motion to delay the FERC action on the initial decision to provide additional opportunity for the parties to reach settlement.  PNM filed its opposition to the motion requesting the FERC to proceed to issue an order on the initial decision.  However, FERC removed the Golden Spread item from its agenda.  In September 2007, FERC open meeting agenda again indicated the Golden Spread complaint case initial decision was on the docket for consideration by the FERC.  SPS and Golden Spread filed a motion to defer FERC action on the initial decision to provide yet additional time for them to reach settlement.  PNM and another intervenor in the case filed their opposition to the motion requesting the FERC to proceed to issue an order on the initial decision of the ALJ.  However, FERC removed the Golden Spread item from its open meeting agenda and did not issue an order on the initial decision.  In November 2007, SPS again filed a motion at FERC to defer action on the Golden Spread case alleging it was close to settlement with Golden Spread.  The motion was unopposed and granted.  In December 2007, SPS, Golden Spread and Occidental Petroleum filed a settlement at FERC.  The settling parties recognized the need for FERC to rule on the ALG’s recommended decision in the Golden Spread complaint case.  PNM did not oppose the settlement. In April 2008, FERC issued its order in the Golden Spread complaint case and affirmed in part and reversed in part the ALJ’s initial decision.  The Company’s preliminary review of the decision indicates that FERC affirmed the decision of the ALJ that SPS violated its tariffs, and did not overturn the ALJ’s decision requiring SPS to make refunds.  However, FERC did truncate the refund period to the period beginning January 1, 2005.  Additionally, there was no identification of the amount of refunds owed to PNM in the order.  In a separate order issued on the same day, FERC approved the SPS-Golden Spread settlement entered in the case. The Company continues to review FERC’s order and will make a determination of whether to seek clarification and/or rehearing of the order.  PNM cannot predict the final outcome of the case at FERC.

Gas Utility Assets Sale and Service Abandonment

On March 11, 2008, PNM filed its application at the NMPRC seeking regulatory approval for the sale of the gas utility assets and approval for the abandonment of its natural gas utility service in New Mexico.  In a separate application filed simultaneously at the NMPRC, NMGC requested approval to purchase PNM Gas’s utility assets, requested the issuance of a Certificate of Convenience and Necessity to operate the gas utility and provide natural gas utility service in New Mexico, and for various other regulatory approvals.  On March 17, 2008, PNM and NMGC filed a joint motion to consolidate the applications before the NMPRC.  By order dated March 27, 2008, the NMPRC consolidated the two applications into one docket and appointed a hearing examiner in the case to hear the case.  Discovery has commenced in the case.  The Company filed testimony with the NMPRC in March 2008 for approvals required for the sale of its gas utility service and for transition services to be provided to NMGC.  Hearings have been scheduled to begin August 19, 2008.  PNM is unable to predict the outcome of the case.

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

NMPRC Rulemaking On Disincentives to Energy Efficiency Programs

On January 29, 2008, the NMPRC issued a Notice of Inquiry (“NOI”) to identify disincentives in utility expenditures on energy efficiency and measures to mitigate those disincentives, including specific ratemaking alternatives.  In a procedural order issued April 1, 2008, the NMPRC determined that the proceeding should be conducted as a rulemaking and appointed a Hearing Examiner to conduct workshops as part of the process.

Investigation Into Executive Compensation

On December 11, 2007, the NMPRC issued an order docketing an investigation into whether the level of compensation paid to executives by investor-owned New Mexico utilities is reasonable and prudent.  The order required all such utilities to submit certain information and documents by January 11, 2008.  PNM made the required filing.  No further proceedings are scheduled at this time.

TNMP

TNMP True-Up Proceeding

The purpose of the true-up proceeding was to quantify and reconcile the amount of stranded costs that TNMP may recover from its transmission and distribution customers.  A 2004 PUCT decision established $87.3 million as TNMP’s stranded costs.

In July 2005, the PUCT issued a final order confirming the calculation of carrying costs and the amount of stranded costs allowed for recovery. TNMP and other parties appealed the July PUCT order. On July 24, 2006, the district court in Austin, Texas affirmed the PUCT order. TNMP appealed that decision to the Texas Third Court of Appeals in Austin, Texas.  On January 31, 2008, the Court of Appeals affirmed the District Court and PUCT decisions.  TNMP and other parties have filed a request with the Texas Supreme Court to review the Court of Appeals decision.

Interest Rate for Calculating Carrying Charges on TNMP’s Stranded Cost

The PUCT approved an amendment to the true-up rule at its June 29, 2006 open meeting. The amendment will result in a lower interest rate that TNMP is allowed to collect on the unsecuritized true-up balance through a CTC. The PUCT concluded that the correct rate at which a utility should accrue carrying costs through a CTC is the weighted average of an adjusted form of its marginal cost of debt and its unadjusted historical cost of debt, with the weighting based on the utility’s most recently authorized capital structure.  The new rate will affect TNMP by lowering the previously approved carrying cost rate of 10.93%. This change in carrying charges will affect the rates set in TNMP’s stranded cost filing. The rule went into effect on July 20, 2006, and TNMP made its compliance

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

filing.  Because the PUCT staff disagreed with TNMP’s calculation of the carrying cost rate, the matter was referred to SOAH for a hearing on the merits. The parties filed and submitted testimony.  Initial briefs were filed on April 6, 2007 with reply briefs filed on April 16, 2007.  On June 18, 2007, the ALJ issued a proposed order approving a carrying cost rate of 8.06%. As this calculation differs from TNMP’s methodology and result, TNMP filed exceptions on July 2, 2007.  At the July 20, 2007 open meeting, the PUCT unanimously rejected the proposed order regarding the calculation of TNMP’s on-going carrying cost rate for the CTC. The PUCT approved the 8.31% rate proposed by TNMP and the PUCT staff.  The PUCT issued a final order and TNMP made a compliance filing to put the new rates that were to go into effect on February 1, 2008.  Intervenors have asserted objections to the compliance filing and those objections are pending at the PUCT.  PUCT staff urges that the PUCT make the new rate effective as of December 27, 2007 when the PUCT’s order establishing the correct rate became final.  In response to intervenors, the ALJ has suspended TNMP’s February 1, 2008 rate implementation pending a hearing.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11)	EnergyCo

In January 2007, PNMR and ECJV, a wholly owned subsidiary of Cascade, created EnergyCo to serve expanding U.S. markets throughout the Southwest, Texas and the West.  PNMR and ECJV each have a 50 percent ownership interest in EnergyCo, a limited liability company.  See Note 22 of the Notes to Consolidated Financial Statements in the 2007 Annual Reports on Form 10-K.  PNMR has no commitments or guarantees with respect to EnergyCo.

Summarized financial information for EnergyCo is as follows:

Results of Operations

	Three Months Ended March 31,
	2008	2007
	(In thousands)

Operating revenues	$174,078	$-
Cost of sales	197,170	-
Gross margin	(23,092)	-
Non-fuel operations and maintenance expenses	4,655	-
Administrative and general expenses	6,102	1,333
Depreciation and amortization expense	7,569	-
Interest expense	6,568	-
Taxes other than income tax	3,661	-
Other (income) and deductions	(257)	(9)
Earnings (loss) before income taxes	(51,390)	(1,324)
Income taxes (benefit)(1)	(384)	-
Net earnings (loss)	$(51,006)	$(1,324)

50 percent of net earnings (loss)	$(25,503)	$(662)
Plus amortization of basis difference in EnergyCo	420	-
PNMR equity in net earnings (loss) of EnergyCo	$(25,083)	$(662)

(1) Represents the Texas Margin Tax, which is considered an income tax.

Financial Position

	March 31, 2008	December 31, 2007
	(In thousands)

Current assets	$165,858	$119,255
Net property plant and equipment	876,271	853,492
Deferred assets	286,424	297,197
Total assets	1,328,553	1,269,944

Current liabilities	191,850	88,812
Long-term debt	700,778	650,778
Other long-term liabilities	33,369	34,344
Total liabilities	925,997	773,934

Owners’ equity	$402,556	$496,010

50 percent of owners’ equity	$201,278	$248,005
Unamortized PNMR basis difference in EnergyCo	83	89
PNMR equity investment in EnergyCo	$201,361	$248,094

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SFAS 141 requires that EnergyCo individually value each asset and liability received in the Altura and Altura Cogen Power Plant transactions and initially record them on its balance sheet at the determined fair value.  For both transactions, this accounting results in a significant amount of amortization since the acquired contracts’ terms differ significantly from fair value at the date of acquisition and emission allowances, while acquired from government programs without future cost to EnergyCo, have significant market value.  During the three months ended March 31, 2008, EnergyCo recorded income from amortization of contracts acquired of $1.3 million, which is recorded in operating revenues, and amortization expense on emission allowances of $4.1 million, which is recorded in cost of sales.

The contribution of Altura created a basis difference between PNMR’s recorded investment in EnergyCo and 50 percent of EnergyCo’s equity.  While the portion of the basis difference related to contract amortization will only continue through 2010, other basis differences, including a difference related to emission allowances, will continue to exist through the life of the Altura plant.  For the three months ended March 31, 2008, the basis difference adjustment detailed above of $0.4 million relates mainly to contract amortization with insignificant offsets related to the other minor basis difference components.

EnergyCo intends to have an active hedging program that covers a multi-year period.  The level of hedging at any given time varies depending on current market conditions and other factors.  Economic hedges that do not qualify for or are not designated as cash flow hedges under SFAS 133 are derivative instruments that are required to be marked to market.  Changes in the fair value of these instruments resulted in a reduction of net earnings of $47.1 million as a result of higher power prices.  For the quarter ending March 31, 2008, forward power prices in the ERCOT Houston and North zones increased approximately 45 percent.  EnergyCo also realized speculative trading losses of $2.4 million for the period.  Due to the extreme market volatility experienced in the first quarter in the ERCOT market, EnergyCo has made the decision to exit the speculative trading business and close out the speculative trading positions.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12)	Related Party Transactions

PNMR, PNM, TNMP, and EnergyCo are considered related parties as defined in SFAS 57.  PNMR Services Company provides corporate services to PNMR, its subsidiaries, and EnergyCo.  Additional information concerning the Company’s related party transactions is contained in Note 20 of the Notes to Consolidated Financial Statements in the 2007 Annual Reports on Form 10-K.

See Note 11 for information concerning EnergyCo.  The table below summarizes the nature and amount of other related party transactions of PNMR, PNM and TNMP:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)

Electricity, transmission and related services billings:
PNM to TNMP	$-	$126
TNMP to PNMR	14,410	16,513

Shared services billings from PNMR to:
PNM*	22,867	25,800
TNMP	4,777	5,512

Services billings from PNMR to EnergyCo	2,475	1,070

Income tax sharing payments from:
PNMR to PNM	1,855	-
PNMR to TNMP	858	-

Capital expenditure billings from PNMR to:
PNM	-	99
TNMP	-	18

Interest payments:
TNMP to PNMR	89	267

* PNM shared services include billings to PNM Gas of $6.1 million and $8.5 million for the three months ended March 31, 2008 and 2007.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13)	New Accounting Pronouncements

Note 21 of Notes to Consolidated Financial Statements in the 2007 Annual Reports on Form 10-K contains information regarding recently issued accounting pronouncements that could have a material impact on the Company.  See Note 4 regarding the implementation of SFAS 157, SFAS 159, and FSP FIN 39-1.  In March 2008, the FASB released SFAS 161, which is effective for years beginning after November 15, 2008 and changes the disclosure requirements for derivative instruments and hedging instruments.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operation, and cash flows.  The Company is currently reviewing the requirements of SFAS 161 and will implement the required disclosures no later than January 1, 2009.

(14)	Discontinued Operations

As discussed in Note 2, PNM entered into an agreement to sell its gas operations, which comprise the PNM Gas segment.  Under GAAP, the assets and liabilities of PNM Gas are considered to be held-for-sale beginning December 31, 2007 and presented as discontinued operations on the accompanying balance sheets.  The PNM Gas results of operations are excluded from continuing operations and presented as discontinued operations on the statements of earnings.  Prior periods have been recast to be consistent with this presentation.  In accordance with SFAS 144, no depreciation is recorded on assets held for sale in 2008.  Summarized financial information for PNM Gas is as follows:

Results of Operations

	Three Months Ended March 31,
	2008	2007
Operating revenues	$220,455	$216,457
Cost of energy	160,828	161,708
Gross margin	59,627	54,749
Operating expenses	21,443	23,281
Depreciation and amortization	-	5,601
Operating income	38,184	25,867
Other income (deductions)	941	1,118
Net interest charges	2,971	2,946
Segment earnings before income taxes	36,154	24,039
Income taxes	13,655	9,517
Segment earnings	$22,499	$14,522

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Position

	March 31,	December 31,
	2008	2007
	(In thousands)
ASSETS
Cash and cash equivalents	$27	$28
Accounts receivable and unbilled revenues, net	95,794	89,699
Regulatory and other current assets	19,133	30,334
Total current assets	114,954	120,061
Gas plant in service	750,385	743,664
Accumulated depreciation and amortization	(244,016)	(245,741)
Construction work in progress	22,552	22,411
Net utility plant	528,921	520,334
Regulatory and other assets	6,275	6,205
	$650,150	$646,600

LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$39,574	$68,458
Regulatory and other current liabilities	24,405	27,545
Total current liabilities	63,979	96,003
Regulatory liabilities	73,267	72,727
Deferred credits and other liabilities	16,768	17,121
Total deferred credits and other liabilities	90,035	89,848
Equity	496,136	460,749
	$650,150	$646,600

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

PNM uses call options and financial swaps to facilitate the hedge strategy. PNM Gas also enters into physical gas contracts to meet the needs of its retail sales-service customers.  Costs and gains and losses for these instruments are deferred and recovered through the PGAC with no income statement effect.  At March 31, 2008, PNM Gas had $3.8 million of current assets and current liabilities related to these instruments.  At December 31, 2007, PNM Gas had $7.1 million of current assets and current liabilities related to these instruments.  At March 31, 2008, all PNM Gas derivatives were valued using Level 2 inputs as defined in SFAS 157.

(15)	Business Improvement Plan

As discussed in Note 24 of the Notes to Consolidated Financial Statements in the 2007 Annual Reports on Form 10-K, the Company has undertaken a business improvement process that includes a comprehensive cost structure analysis of its operations and a benchmarking analysis to similar-sized utilities.  The Company is now in the process of implementing a series of initiatives designed to manage future operational costs, maintain financial strength and strengthen its regulated utilities.   The multi-phase process includes a business improvement plan to streamline internal processes and reduce the Company’s work force.  The utility-related process enhancements are designed to improve and centralize business functions.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has existing plans providing severance benefits to employees who are involuntarily terminated due to elimination of their positions.  Under SFAS 112, the severance benefits payable under the Company’s existing plans should be recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.  At March 31, 2008, the Company assessed the status of the business improvement plan process and the positions that were probable of being eliminated as determined at that time.  During the three months ended March 31, 2008, the Company recorded pre-tax severance benefits payable of $0.3 million and other costs, primarily consulting fees, related to the business improvement plan of $1.9 million.  Substantially all of these costs were recorded by PNMR.  As additional phases of the business improvement plan are developed, the associated costs will be analyzed and recorded.

(16)	Subsequent Events

See Note 7 for information concerning additional short-term credit facilities for PNM and TNMP.

In April 2008, PNM entered into three separate contracts for the sale of capacity and energy from its ownership interest in PVNGS Unit 3, which is 135 MW.  Under two of the contracts, PNM will sell 90 MW of firm capacity and energy.  Under the remaining contract, PNM will sell 45 MW of unit contingent capacity and energy.  The term of the contracts are May 1, 2008 through December 31, 2010.  Under the two firm contracts, the two buyers made prepayments of $40.6 million and $30.0 million.  These amounts will be recorded to a deferred revenue account and amortized over the life of the contracts.

As discussed in Note 10, the NMPRC issued a final order in PNM’s electric rate case on April 24, 2008.  In that order, the NMPRC ruled that, unless PNM is able to successfully demonstrate certain criteria in future rate proceedings, PNM could not recover costs deferred for RECs and capped the recovery of coal mine decommissioning expense.  PNM is evaluating whether it will be successful in meeting the criteria set forth by the NMPRC, as well as whether it will appeal the NMPRC order.  The order results in PNM being unable to assert it is probable, as defined under GAAP, that the costs previously deferred on PNM’s balance sheet will be recoverable through future rates charged to its customers.  Accordingly, as of March 31, 2008, PNM recorded regulatory disallowances for pre-tax write offs of $19.6 million for coal mining decommissioning costs and $10.6 million for deferred REC costs.  To the extent PNM is successful in demonstrating these costs are recoverable through future rate proceedings, the costs will be restored to PNM’s balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations for PNMR is presented on a combined basis, including certain information applicable to PNM and TNMP.  The MD&A for PNM and TNMP is presented as permitted by Form 10-Q General Instruction H (2).  For discussion purposes, this report will use the term “Company” when discussing matters of common applicability to PNMR, PNM and TNMP.  A reference to a “Note” in this Item 2 refers to the accompanying Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1, unless otherwise specified.  Certain of the tables below may not visually add due to rounding.

MD&A FOR PNMR

BUSINESS AND STRATEGY

Overview

The overall strategy of PNMR is to concentrate business efforts on its core regulated and unregulated electric businesses.  PNMR intends to focus on its regulated electric business by selling its gas operations and expanding through the acquisition of CRHC, which has regulated electric operations in Texas.  The CRHC transaction is conditioned upon the sale of the gas operations, but both transactions are expected to close near the end of 2008.  PNMR expects to use the net proceeds to retire debt, fund future electric capital expenditures and for other corporate purposes.  The growth of the unregulated electric business is expected from First Choice and the further development of EnergyCo.  The strategic growth of EnergyCo was initiated with PNMR’s contribution of Altura on June 1, 2007 and continued with EnergyCo’s acquisition of the Altura Cogen Power Plant in August 2007 and with EnergyCo’s ongoing joint development project for the Cedar Bayou IV Generating Station with NRG Energy, Inc.

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

Another initiative of PNMR is the separation of its merchant operations from PNM, which will be accomplished in several steps.  On January 18, 2008, PNMR announced the pending sale of certain wholesale power, natural gas and transmission contracts as an initial step in separating its merchant plant activities from PNM.  The sale is expected to be completed about June 30, 2008.  In addition, Luna and Lordsburg are required to be separated by January 1, 2010 under an existing NMPRC regulatory order.  These units will either be sold, included in retail rates, or placed in another PNMR subsidiary.  PVNGS Unit 3, which is not subject to the separation order, can remain in PNM.  In April 2008, PNM entered into three separate contracts for the sale of capacity and energy from its ownership interest in PVNGS Unit 3, which is 135 MW.  Under two of the contracts, PNM will sell 90 MW of firm capacity and energy.  Under the remaining contract, PNM will sell 45 MW of unit contingent capacity and energy.  The term of the contracts are May 1, 2008 through December 31, 2010.  Under the two firm contracts, the two buyers made prepayments of $40.6 million and $30.0 million.  These amounts will be recorded to a deferred revenue account and be amortized over the life of the contracts.

Critical to PNMR’s success for the foreseeable future is the financial health of PNM, PNMR’s largest subsidiary.  PNM has filed for new electric rates designed to increase operating revenues $76.9 million on an annual basis.  In addition, PNM has asked for reinstatement of its FPPAC, which it voluntarily relinquished in 1994 under dramatically different circumstances.  Hearings were concluded in December of 2007 and briefs of the parties were filed in January of 2008.  NMPRC staff and intervenors have opposed PNM’s request for a fuel clause despite the fact that all other utilities in New Mexico have one and it is standard practice throughout the utility industry.  The hearing examiner’s recommended decision was issued on March 6, 2008. The recommendation included a base rate increase of $24.2 million and a rejection of the fuel-adjustment clause. As discussed in Note 10, on April 24, 2008, the NMPRC issued a final order in the case that incorporated a number of the findings and conclusions of the hearing examiner, but also modified and disapproved others, resulting in a revenue increase of $34.4 million.  New rates reflecting the $34.4 million increase are effective for bills rendered on and after May 1, 2008.  In its final order, the NMPRC also agreed with the hearing examiner’s recommended decision to disallow recovery of costs associated with the PNM’s REC that are being deferred as regulatory assets and to cap the recovery of coal mine decommissioning costs at $100 million. As described in Note 16, PNM recorded pre-tax write-offs in the first quarter of 2008 of $19.6 million related to the coal mine decommissioning and $10.6 million for REC costs deferred through March 31, 2008.   As a result of PNM’s filing of the Emergency FPPAC described below, the NMPRC determined that it was unnecessary to address the merits of the FPPAC proposed in PNM’s original case.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On March 20, 2008, PNM, together with the International Brotherhood of Electrical Workers Local 611, filed a joint motion to implement an Emergency FPPAC. PNM requested an expedited process for consideration of the clause. However, certain intervenors in the case asked for a 60-day delay in order to review PNM’s request and file testimony. In an effort to address the emergency nature of PNM’s request and provide intervenors more time, the NMPRC delayed the case by a month. A public hearing is scheduled to begin on May 12, 2008. The Company cannot predict the ultimate outcome of this case.

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

PNMR’s strategy for unregulated operations is focused on some of the nation’s growing power markets.  PNMR intends to capitalize on the growth opportunities in these markets through its participation and ownership in EnergyCo.  EnergyCo’s anticipated business lines will consist of:

•	Competitive retail energy sales;
•	Development, operation and ownership of diverse generation assets; and
•	Wholesale marketing to optimize its assets.

On June 1, 2007, PNMR contributed its ownership of Altura to EnergyCo at fair market value of $549.6 million, as adjusted to reflect changes in working capital.  ECJV made a cash contribution to EnergyCo equal to 50% of the contribution amount and EnergyCo distributed that cash to PNMR.  EnergyCo has entered into a bank credit facility for working capital and other corporate purposes.  In August 2007, EnergyCo completed the acquisition of Altura Cogen and announced plans to co-develop the Cedar Bayou IV Generating Station, substantial portions of which are financed through EnergyCo’s credit facility. In addition to purchasing energy-related assets, EnergyCo could continue to grow by PNMR contributing existing unregulated assets and ECJV, in turn, matching those contributions with cash contributions, but any such contributions would be at the option of PNM Resources and ECJV.  PNM Resources and ECJV are evaluating the potential contribution to EnergyCo of PNMR's ownership of the subsidiaries that hold the First Choice unregulated operations in Texas.

Business Improvement Plan

The Company has undertaken a business improvement process that includes a comprehensive cost structure analysis of its operations and a benchmarking analysis to similar-sized utilities.  The Company is now in the process of implementing a series of initiatives designed to manage future operational costs, maintain financial strength and strengthen its regulated utilities.   The multi-phase process includes a business improvement plan to streamline internal processes and reduce operating costs.  The utility-related process enhancements are designed to improve business functions.  For the three months ended March 31, 2008, PNMR recorded a pre-tax expense of $2.2 million for costs of the business improvement plan, primarily consulting and severance-related costs.  As additional phases of the business improvement plan are developed, the associated costs will be analyzed and recorded as specified by GAAP.

RESULTS OF OPERATIONS

Executive Summary

A summary of PNMR’s net earnings (loss) is as follows:

	Three Months Ended March 31,
	2008	2007	Change	%
	(In millions)
Earnings (loss) from continuing operations	$(71,135)	$15,144	$(86,279)	(569.7)
Earnings from discontinued operations, net of income taxes	22,499	14,522	7,977	54.9
Net earnings (loss)	$(48,636)	$29,666	$(78,302)	(263.9)
Average common and common equivalent shares outstanding	76,948	78,099	(1,151)	(1.5)
Earnings (loss) from continuing operations per diluted share	$(0.93)	$0.19	$(1.12)	(589.5)
Net earnings (loss) per diluted share	$(0.63)	$0.38	$(1.01)	(265.8)

The components of the change in earnings (loss) from continuing operations are:

PNM Electric	$(41,335)
TNMP Electric	2,792
Altura	(1,442)
First Choice	(29,947)
Corporate and Other	(1,594)
EnergyCo	(14,753)
Net change	$(86,279)

The major after-tax decreases in net earnings from continuing operations include reduced generation at regulated power plants of $20.5 million, write-offs resulting from regulatory disallowances of $18.2 million, and increased generation and purchased power costs of $5.2 million at PNM Electric. Speculative trading losses at First Choice of $30.5 million and PNMR’s share of losses at EnergyCo due to changes in the fair value of economic hedges of $14.2 were also major factors.

Detailed information regarding the changes in earnings (loss) from continuing and discontinued operations are included in the segment information below. The decrease in the number of common and common equivalent shares is primarily due to a reduced number of dilutive shares due to changes in share price.

Segment Information

The following discussion is based on the segment methodology that PNMR’s management uses for making operating decisions and assessing performance of its various business activities.  See Note 3 for more information on PNMR’s operating segments.

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.  Trends and contingencies of a material nature are discussed to the extent known.  Refer also to Disclosure Regarding Forward Looking Statements in Item 2 and to Part II, Item 1A. Risk Factors.

PNM Electric

The table below summarizes operating results for PNM Electric:

	Three Months Ended March 31,
	2008	2007	Change	%
	(In millions)
Total operating revenues	$252.7	$240.4	$12.3	5.1
Cost of energy	135.7	103.2	32.5	31.5
Gross margin	117.0	137.2	(20.2)	(14.7)
Operating expenses	126.6	88.3	38.3	43.4
Depreciation and amortization	21.0	20.8	0.2	1.0
Operating income (loss)	(30.6)	28.2	(58.8)	(208.5)

Interest income	6.1	7.7	(1.6)	(20.8)
Other income (deductions)	(5.5)	0.5	(6.0)	(1,200.0)
Net interest charges	(14.1)	(13.1)	(1.0)	7.6

Earnings (loss) before income taxes	(44.1)	23.2	(67.3)	(290.1)
Income taxes (benefit)	(17.1)	8.8	(25.9)	(294.3)
Preferred stock dividend requirements	0.1	0.1	-	-
Segment earnings (loss)	$(27.1)	$14.2	$(41.3)	(290.8)

The table below summarizes the significant changes to operating revenues, gross margin, earnings before income taxes and segment earnings:

	2008/2007 Change
			Earnings (Loss)
			Before	Segment
	Total	Gross	Income	Earnings
	Revenues	Margin	Taxes	(Loss)

Regulated sales growth	$5.8	$1.3	$1.3	$0.8
Generation price increases	-	(3.8)	(3.8)	(2.3)
Purchased power cost increases	-	(4.8)	(4.8)	(2.9)
Regulated plant availability	(15.4)	(21.6)	(33.9)	(20.5)
Unregulated margins	31.9	3.3	2.7	1.6
Operational costs	-	-	2.6	1.6
NDT	-	-	(4.6)	(2.8)
Net unrealized mark-to-market	(12.0)	6.9	6.9	4.2
Regulatory disallowances	-	-	(30.2)	(18.3)
Other	2.0	(1.5)	(3.5)	(2.7)
Total increase (decrease)	$12.3	$(20.2)	$(67.3)	$(41.3)

The following table shows PNM Electric operating revenues by customer class, including intersegment revenues and average number of customers:

	Three Months Ended March 31,
	2008	2007	Change	%
	(In millions, except customers)
Residential	$71.2	$67.8	$3.4	5.0
Commercial	67.5	64.7	2.8	4.3
Industrial	25.8	23.4	2.4	10.3
Transmission	5.3	6.7	(1.4)	(20.9)
Other retail	5.4	5.4	-	-
Wholesale long-term sales	36.5	30.0	6.5	21.7
Wholesale short-term sales	41.0	42.4	(1.4)	(3.3)
	$252.7	$240.4	$12.3	5.1
Average customers (thousands)	494.0	487.0	7.0	1.4

The following table shows PNM Electric GWh sales by customer class:

	Three Months Ended March 31,
	2008	2007	Change	%
	(Gigawatt hours)
Residential	857.7	820.6	37.1	4.5
Commercial	910.3	877.0	33.3	3.8
Industrial	441.8	470.3	(28.5)	(6.1)
Other	59.6	56.0	3.6	6.4
Wholesale long-term sales	654.1	543.5	110.6	20.3
Wholesale short-term sales	1,079.3	1,167.0	(87.7)	(7.5)
	4,002.8	3,934.4	68.4	1.7

An increase in the average retail customer count, combined with higher per-customer usage among Residential and Commercial customers, was partially offset by a reduction in sales volumes due to the reduced operations of a major industrial customer.  The increase in regulated load requirements was primarily served by Afton, which completed a conversion to a combined cycle plant in 2007 and was designated to serve regulated customers.

The increase in segment earnings associated with sales growth was more than offset by increases in generation prices and purchased power costs that are not recovered through retail rates.  Increased generation prices, largely due to higher coal costs at SJGS, along with increases in purchased power contract costs and market prices for purchases required to serve load decreased gross margin and segment earnings.

Reduced generation at regulated power plants also decreased gross margin and segment earnings.  The weighted-average equivalent availability factor at regulated base-load power plants (SJGS, Four Corners, and two-thirds of PVNGS) was 64.6% in the first quarter of 2008, compared to 85.8% in the first quarter of 2007, due to an increase in both planned and unplanned outages.  The reduction in generation significantly reduced off-system sales opportunities and required replacement energy from Afton and market purchases.  Planned outages, including major outages at SJGS Unit 3 and Four Corners Unit 5, along with the extension of a planned outage for environmental upgrades at SJGS Unit 4 and a planned refueling outage at PVNGS Unit 3, comprised over 90% of the decrease in generation at regulated base-load plants and reduced margin by $20.9 million and earnings before income taxes by $32.3 million.  An increase in forced outages resulting from various performance issues at SJGS, partially offset by a reduction in forced outages at Four Corners and PVNGS, reduced margin by $0.7 million and earnings before income taxes by $1.6 million.  Increases in O&M costs related to regulated plant performance resulted from increased maintenance work performed during the current year outages in addition to increased costs for labor, materials and supplies.

Unregulated margins increased over prior year levels due to increased market prices, which allowed for greater marketing opportunities around unregulated gas plants, and increased availability at PVNGS Unit 3.

Operational costs include costs for materials and supplies, self-insurance, depreciation, advertising, and interest as well as shared services, employee labor, pension and benefits.  Decreases in total operational costs in 2008 represent decreases in incentive-based compensation, as well as cost savings resulting from the business improvement plan.

Income related to NDT assets in the first quarter of 2008, consisting of realized gains and losses, interest and dividend income and any associated fees and taxes, was a loss of $2.1 million, compared to a gain of $0.7 million in the first quarter of 2007.  Additionally, $2.0 million of other than temporary impairment losses were recognized in accordance with SFAS 115 in the first quarter of 2008, compared to $0.2 million of impairment losses in the first quarter of 2007.

Changes in net unrealized mark-to-market gains and losses were driven by increased gas and electric price movements during the first quarter of 2008 compared to the first quarter of 2007.  These changes resulted in a decrease to revenues, but were more than offset by a decrease in costs, resulting in a net increase to gross margin and earnings for the first quarter of 2008.  This increase was primarily driven by net unrealized mark-to-market gains on economic hedges associated with gas options of $6.1 million.

Regulatory disallowances resulting from the NMPRC’s rate order dated April 24, 2008 include write-offs of $10.6 million for deferred costs of RECs and $19.6 million for coal mine decommissioning costs.

TNMP Electric

The table below summarizes the operating results for TNMP Electric:

	Three Months Ended March 31,
	2008	2007	Change	%

Total operating revenues	$42.2	$40.9	$1.3	3.2
Cost of energy	7.8	7.2	0.6	8.3
Gross margin	34.4	33.8	0.6	1.8
Operating expenses	15.5	18.7	(3.2)	(17.1)
Depreciation and amortization	8.4	7.0	1.4	20.0
Operating income	10.6	8.1	2.5	30.9
Interest income	-	0.1	(0.1)	(100.0)
Other income (deductions)	0.4	0.2	0.2	100.0
Net interest charges	(5.0)	(7.1)	2.1	(29.6)
Earnings before income taxes	6.0	1.4	4.6	328.6
Income taxes	2.3	0.4	1.9	475.0
Segment earnings	$3.7	$0.9	$2.8	311.1

The table below summarizes the significant changes to operating revenues, gross margin, earnings before income taxes and segment earnings:

	2008/2007 Change
			Earnings (Loss)
			Before	Segment
	Total	Gross	Income	Earnings
	Revenues	Margin	Taxes	(Loss)

Retail growth/weather	$0.6	$0.6	$0.6	$0.4
Synergy savings credits	-	-	0.8	0.5
Debt reduction	-	-	1.5	1.0
Operational costs	-	-	2.1	1.4
Other	0.7	-	(0.4)	(0.5)
Total increase (decrease)	$1.3	$0.6	$4.6	$2.8

The following table shows TNMP Electric operating revenues by customer class, including intersegment revenues, and average number of customers:

	Three Months Ended March 31,
	2008	2007	Change	%
	(In millions, except customers)
Residential	$15.3	$14.8	$0.5	3.4
Commercial	16.6	16.0	0.6	3.8
Industrial	3.2	1.7	1.5	88.2
Other	7.1	8.4	(1.3)	(15.5)
	$42.2	$40.9	$1.3	3.2
Average customers (thousands) (1)	227.4	225.4	2.0	0.9

(1)
Under TECA, customers of TNMP Electric in Texas have the ability to choose First Choice or any other REP to provide energy.  The average customers reported above include (in thousands) 124.3 and 143.9 customers of TNMP Electric for the three months ended March 31, 2008 and 2007, who have chosen First Choice as their REP.  These customers are also included in the First Choice segment.

The following table shows TNMP Electric GWh sales by customer class:

	Three Months Ended March 31,
	2008	2007	Change	%
	(Gigawatt hours(1))
Residential	538.5	538.5	-	-
Commercial	473.7	459.1	14.6	3.2
Industrial	543.1	407.3	135.8	33.3
Other	26.5	24.1	2.4	10.0
	1,581.8	1,429.0	152.8	10.7

(1)
The GWh sales reported above include 395.0 and 473.0 GWhs for the three months ended March 31, 2008 and 2007 used by customers of TNMP Electric, who have chosen First Choice as their REP.  These GWhs are also included below in the First Choice segment.

Increases in the average customer count and higher per-customer usage, partially offset by milder temperatures, resulted in increases in sales volumes.  The increase in sales volumes and higher service fees approved by the PUCT increased operating revenues and gross margin.

Credits from synergy savings related to the acquisition of TNMP operations by PNMR were returned to customers from July 2005 through June 2007, as ordered by the PUCT.  The completion of the return of these savings in 2007 resulted in increased 2008 earnings.

2008 segment earnings also benefited from lower interest charges resulting from a $100 million long-term debt reduction in the second quarter of 2007.

Operational costs include costs for materials and supplies, self-insurance, depreciation and advertising, as well as shared services, employee labor, pension and benefits.  Decreases in these costs in 2008 represent decreases in incentive-based compensation, as well as cost savings resulting from the business improvement plan.

PNM Gas

The table below summarizes the operating results for PNM Gas, which is classified as discontinued operations in the Condensed Consolidated Statements of Earnings (Loss):

	Three Months Ended March 31,
	2008	2007	Change	%
	(In millions)
Total operating revenues	$220.5	$216.5	$4.0	1.8
Cost of energy	160.8	161.7	(0.9)	(0.6)
Gross margin	59.6	54.8	4.8	8.8
Operating expenses	21.4	23.3	(2.1)	(9.0)
Depreciation and amortization	-	5.6	(5.6)	(100.0)
Operating income	38.2	25.9	12.3	47.5
Interest income	0.9	1.0	(0.1)	(10.0)
Other income (deductions)	-	0.1	(0.1)	(100.0)
Net interest charges	(3.0)	(2.9)	(0.1)	3.4
Earnings before income taxes	36.2	24.0	12.2	50.8
Income taxes	13.7	9.5	4.2	44.2
Segment earnings	$22.5	$14.5	$8.0	55.2

The table below summarizes the significant changes to operating revenues, gross margin, earnings before income taxes and segment earnings:

	2008/2007 Change
			Earnings (Loss)
			Before	Segment
	Total	Gross	Income	Earnings
	Revenues	Margin	Taxes	(Loss)

Gas prices	$(7.9)	$-	$-	$-
Rate increase	3.4	3.4	3.4	2.1
Retail growth/weather	10.5	1.5	1.5	0.9
Off-system activities	(1.6)	(0.1)	(0.1)	(0.1)
Operational costs	-	-	1.9	1.1
Discontinuation of depreciation on assets	-	-	5.6	3.4
Other	(0.4)	-	-	0.6
Total increase (decrease)	$4.0	$4.8	$12.3	$8.0

The following table shows PNM Gas operating revenues by customer class included in earnings from discontinued operations within the presentation of Condensed Consolidated Statements of Earnings (Loss) and average number of customers:

	Three Months Ended March 31,
	2008	2007	Change	%
	(In millions, except customers)
Residential	$156.7	$152.3	$4.4	2.9
Commercial	44.6	45.2	(0.6)	(1.3)
Industrial	0.8	0.6	0.2	33.3
Transportation(1)	6.1	5.0	1.1	22.0
Other	12.3	13.4	(1.1)	(8.2)
	$220.5	$216.5	$4.0	1.8
Average customers (thousands)	498.0	492.0	6.0	1.2

(1)	Customer-owned gas.

The following table shows PNM Gas throughput by customer class:

	Three Months Ended March 31,
	2008	2007	Change	%
	(Thousands of Decatherms)
Residential	14,287.5	13,944.1	343.4	2.5
Commercial	4,594.1	4,634.4	(40.3)	(0.9)
Industrial	91.9	63.1	28.8	45.6
Transportation(1)	11,376.5	10,799.7	576.8	5.3
Other	1,032.7	1,325.6	(292.9)	(22.1)
	31,382.7	30,766.9	615.8	2.0

(1)	Customer-owned gas.

Due to the pending sale of the PNM Gas business, the Company is reporting this segment as discontinued operations as required under GAAP.  See Note 14.  Certain corporate items that historically were allocated to the PNM Gas segment cannot be included as discontinued operations and were reassigned to PNM Electric for previously reported periods.  These items include officer compensation, depreciation on common utility and shared-service assets, and postage costs.  The after-tax amount of costs reassigned in the first quarter of 2007 totaled $1.7 million.  Beginning in 2008, these costs were reallocated among all PNMR business segments.

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

On June 29, 2007 the NMPRC unanimously approved an increase in annual revenues of approximately $9 million for PNM Gas, which included a 9.53% return on equity.  See Note 10.  Implementation of this rate increase resulted in an increase to revenues and gross margin in 2008.

Customer growth and an overall increase in the average usage per customer resulted in increased operating revenues and gross margin.  This was partially offset by weather impacts, as temperatures across the service area were colder than normal levels early in the year, particularly in January, but were milder than temperatures experienced during the first quarter of 2007.

Reduced off-system activity decreased revenues and slightly decreased gross margin, as the decreases in revenues were largely offset by the decreases in costs for the transactions.

Operational costs include costs for materials and supplies, self-insurance and advertising, as well as shared services, employee labor, pension and benefits.  Decreases in these costs in 2008 represent decreases in incentive-based compensation, as well as cost savings resulting from the business improvement plan.

Due to the pending sale of the gas business, the assets held for sale have not been depreciated in accordance with SFAS 144. If PNM Gas was not treated as discontinued operations, depreciation of $5.3 million would have been recorded in the three months ended March 31, 2008.

Altura

Effective June 1, 2007, PNMR contributed Altura, including the Twin Oaks business, to EnergyCo.  See Note 2.  Accordingly, Altura’s results of operations are included in PNMR for the three months ended March 31, 2007, but not in 2008.

First Choice

The table below summarizes the operating results for First Choice:

	Three Months Ended March 31,
	2008	2007	Change	%
	(In millions)
Total operating revenues	$84.2	$135.6	$(51.4)	(37.9)
Cost of energy	105.3	110.8	(5.5)	(5.0)
Gross margin	(21.1)	24.7	(45.8)	(185.4)
Operating expenses	15.5	15.2	0.3	2.0
Depreciation and amortization	0.5	0.5	-	-
Operating income (loss)	(37.0)	9.1	(46.1)	(506.6)
Interest income	0.5	0.5	-	-
Other income (deductions)	(0.1)	-	(0.1)	-
Net interest charges	(0.3)	(0.1)	(0.2)	200.0
Earnings (loss) before income taxes	(36.9)	9.4	(46.3)	(492.6)
Income taxes (benefit)	(12.8)	3.6	(16.4)	(455.6)
Segment earnings (loss)	$(24.1)	$5.9	$(30.0)	(508.5)

The following table summarizes the significant changes to operating revenues, gross margin, earnings (loss) before income taxes, and segment earnings (loss):

	Three Months Ended March 31, 2008
			Earnings (Loss)
			Before	Segment
	Total	Gross	Income	Earnings
	Revenues	Margin	Taxes	(Loss)
Usage/weather	$(7.9)	$(3.7)	$(3.7)	$(2.4)
Retail margins	1.6	(3.3)	(3.3)	(2.1)
Trading margin	(47.3)	(47.3)	(47.3)	(30.5)
Unrealized economic hedges	2.2	8.5	8.5	5.5
Operational costs	-	-	(0.3)	(0.3)
Other	-	-	(0.2)	(0.2)
Total increase (decrease)	$(51.4)	$(45.8)	$(46.3)	$(30.0)

The following table shows First Choice operating revenues by customer class, including intersegment revenues, and actual number of customers:

	Three Months Ended March 31,
	2008	2007	Change	%
	(In millions, except customers)
Residential	$76.7	$85.6	$(8.9)	(10.4)
Mass-market	15.9	16.2	(0.3)	(1.9)
Mid-market	35.6	30.9	4.7	15.2
Trading gains (losses)	(47.1)	0.2	(47.3)	N/M
Other	3.1	2.7	0.4	14.8
	$84.2	$135.6	$(51.4)	(37.9)
Actual customers (thousands) (1,2)	257.1	256.9	0.2	0.1

(1)	See note above in the TNMP Electric segment discussion about the impact of TECA.

(2)
Due to the competitive nature of First Choice’s business, actual customer count at March 31 is presented in the table above as a more representative business indicator than the average customers that are shown in the table for TNMP customers.

The following table shows First Choice GWh electric sales by customer class:

	Three Months Ended March 31,
	2008	2007	Change	%
	(Gigawatt hours) (1)
Residential	563.7	614.9	(51.2)	(8.3)
Mass-market	94.9	100.3	(5.4)	(5.4)
Mid-market	278.8	263.6	15.2	5.8
Other	4.4	5.2	(0.8)	(15.4)
	941.8	984.0	(42.2)	(4.3)

(1)	See note above in the TNMP Electric segment discussion about the impact of TECA.

Milder weather, along with changing customer mix in 2008 compared with 2007, resulted in lower sales volumes and reduced segment earnings for the first quarter of 2008.  An increase in the average sales price over 2007 levels, largely related to higher purchased power costs, resulted in increased sales revenues. However, these higher power costs resulted in a decrease in the average retail margin.  Gains on unrealized economic hedges in the current period represent unrealized fair value estimates related to forward energy contracts and are not necessarily indicative of the amounts that will be realized upon settlement.

For the first quarter, a decrease in trading margins from a $0.2 million gain in 2007 to a $47.1 million loss in 2008 resulted in an after-tax $30.5 million decrease in segment earnings.  The losses were primarily the result of a series of speculative forward trades that arbitraged basis differentials among certain ERCOT delivery zones.  These trades were negatively affected by extreme transmission congestion within the ERCOT market during the first quarter.  This congestion resulted in historically high basis positions between the various delivery zones.  As a result, First Choice incurred pre-tax cash-settled losses of $13.0 million and incurred unrealized losses of $34.1 million on its remaining forward positions.  Because of continued market volatility and the concern that the forward basis market would continue to deteriorate, First Choice is in the process of closing out its speculative positions and has ended any further speculative trading.

Operational costs include costs for customer acquisition and service, as well as shared services, employee labor, pension, and benefits.  In 2008 compared to 2007, increased costs associated with customer service operations were partially offset by a decrease in incentive-based compensation.

Corporate and Other

	2008/2007 Change
	Total Revenues	Gross Margin	Earnings (Loss) Before Income Taxes	Segment Earnings (Loss)
	(In millions)
Intercompany eliminations	$2.1	$-	$-	$-
Equity in earnings of EnergyCo	-	-	(24.4)	(14.7)
Business improvement plan	-	-	(2.2)	(1.3)
EnergyCo formation costs	-	-	1.2	0.7
Other	-	-	0.1	(1.0)
Total increase (decrease)	$2.1	$-	$(25.3)	$(16.3)

The Corporate and Other Segment includes eliminations of revenue and expense between TNMP Electric and FCP.  In 2007, PNMR incurred costs associated with the formation of EnergyCo, which are included in the corporate and other segment.  Corporate and other results also include earnings (loss) associated with EnergyCo.  Further explanation of equity in earnings (loss) of EnergyCo is shown below.  As part of the business improvement plan to reduce costs and improve processes in future years, initial costs to achieve these savings such as severance and consulting charges were incurred in 2008.  PNMR also incurred increased interest expense in 2008 due to higher short-term borrowings partially offset by lower interest rates.

EnergyCo

The table below summarizes the operating results for EnergyCo:

	Three Months Ended March 31,		2008/2007
	2008	2007	Change
		(In millions)

Total operating revenues	$174.1	$-	$174.1
Cost of energy	197.2	-	197.2
Gross margin	(23.1)	-	(23.1)
Operating expenses	14.4	1.3	13.1
Depreciation and amortization	7.6	-	7.6
Operating income (loss)	(45.1)	(1.3)	(43.8)
Other income	0.3	-	0.3
Net interest charges	(6.6)	-	(6.6)
Earnings (loss) before income taxes	(51.4)	(1.3)	(50.1)
Income tax (benefit) on margin	(0.4)	-	(0.4)
Net earnings (loss)	$(51.0)	$(1.3)	$(49.7)

50 percent of net earnings (loss)	$(25.5)	$(0.7)	$(24.8)
Plus amortization of basis difference in EnergyCo	0.4	-	0.4
PNMR Equity in net earnings (loss) of EnergyCo	$(25.1)	$(0.7)	$(24.4)

PNMR evaluates the results of operation of EnergyCo on an earnings before interest, income taxes, depreciation, and amortization (“EBITDA”) basis.  In this evaluation of EnergyCo, PNMR also excludes purchase accounting amortization recorded in accordance with SFAS 141, speculative trading and mark to market on forward economic hedges.

SFAS 141 requires that EnergyCo individually value each asset and liability received in the Altura and Altura Cogen transactions and initially record them on its balance sheet at the determined fair value.  For both transactions, this results in a significant amount of amortization since the acquired contracts’ terms differ significantly from fair value at the date of acquisition and the emission allowances, while acquired from government programs without future cost to the plants, have significant market value.  Amortization related to out of market contracts increased the above total operating revenues by $1.3 million for the three months ended March 31, 2008.  Amortization for out of market contracts will continue through the expiration of each contract, the latest of which is 2010 for Altura and 2021 for Altura Cogen.  In addition, cost of energy includes $4.1 million of amortization related to emission allowances acquired in the transactions for the three months ended March 31, 2008.  The amortizations for emission allowances are recorded as the allowances are used in plant operations, sold or expire.

EnergyCo intends to have an active hedging program that covers a multi-year period.  The level of hedging at any given time varies depending on current market conditions and other factors.  Economic hedges that do not qualify for or are not designated as cash flow hedges under SFAS 133 are derivative instruments that are required to be marked to market.  Changes in the fair value of these instruments resulted in a reduction of net earnings of $47.1 million as a result of higher power prices.  For the quarter ending March 31, 2008, forward power prices in the ERCOT Houston and North zones increased approximately 45 percent.  EnergyCo also realized speculative trading losses of $2.4 million for the period.  Due to the extreme market volatility experienced in the first quarter in the ERCOT market, EnergyCo has made the decision to exit the speculative trading business and close out the speculative trading positions.  For this reason, management excludes these losses in their evaluation of EnergyCo’s financial performance.

Results of operations for EnergyCo for the three months ended March 31, 2008 primarily include the operations of the Altura and Altura Cogen generation stations.  Altura was contributed to EnergyCo on June 1, 2007 and EnergyCo acquired Altura Cogen on August 1, 2007.  Both the generation stations had strong performance during the first quarter of 2008, with Altura’s availability significantly higher than the same period in 2007 due to additional outages in the prior year. Since primary operations of EnergyCo did not commence until the contribution of Altura, the earnings for the three months ended March 31, 2007 only reflect start-up costs.

The contribution of Altura created a basis difference between PNMR’s recorded investment in EnergyCo and 50 percent of EnergyCo’s equity.  While the portion of the basis difference related to contract amortization will only continue through 2010, other basis differences, including a difference related to emission allowances, will continue to exist through the life of the Altura plant.  For the three months ended March 31, 2008, the basis difference adjustment detailed above of $0.4 million relates mainly to contract amortization with insignificant offsets related to the other minor basis difference components.

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the three months ended March 31, 2008 compared to 2007 are summarized as follows:

	Three Months Ended March 31,
	2008	2007	Change
		(In millions)

Net cash flows from operating activities	$24.7	$43.6	$(18.9)
Net cash flows from investing activities	(67.9)	(76.1)	8.2
Net cash flows from financing activities	53.2	(45.9)	99.1
Net change in cash and cash equivalents	$10.0	$(78.4)	$88.4

The change in PNMR’s cash flows from operating activities reflects higher generation and purchased power costs combined with lower plant availability. The decrease in operating cash flows is partially offset by settlements in 2007 of 2006 TNMP liabilities to REPs related to retail competition in Texas as ordered under TECA and payments in 2007 of 2006 incentive based compensation accruals.

The changes in cash flows from investing activities relates primarily to less cash used for utility plant additions in 2008 compared to 2007 when the expansion of the Afton plant and corporate software upgrades impacted cash flows.

The changes in cash flows from financing activities relate primarily to higher short-term borrowings in 2008 to fund construction expenditures compared to repayments in 2007 of short-term debt related to financing the acquisition of Twin Oaks in 2006. In addition, fewer exercises of stock awards in 2008 resulted in fewer purchases of common stock to satisfy awards which also contributed to the change.

Capital Requirements

Total capital requirements consist of construction expenditures and cash dividend requirements for both common and preferred stock.  The main focus of PNMR’s current construction program is upgrading generation resources, including pollution control equipment, upgrading and expanding the electric and gas transmission and distribution systems, and purchasing nuclear fuel.  Projections, including amounts expended through March 31, 2008, for total capital requirements for 2008 are $453.4 million, including construction expenditures of $377.9 million.  Total capital requirements for the years 2008-2012 are projected to be $2,102.0 million, including construction expenditures of $1,689.1 million.  This projection includes $84.3 million for the SJGS environmental project to install low NOX combustion control and mercury reduction technologies, as well as equipment to increase SO2 controls.  These estimates are under continuing review and subject to on-going adjustment, as well as to board review and approval.

During the first three months of 2008, the Company utilized cash generated from operations and cash on hand, as well as its liquidity arrangements, to meet its capital requirements and construction expenditures.  PNM received $2.6 million from draws under its $20 million of PRCBs issued by the City of Farmington, New Mexico during the three months ended March 31, 2008.

On February 26, 2008, the Board of Directors of TNMP authorized TNMP to enter into a $150 million short-term loan agreement with two banks.  This term loan credit facility was executed on March 7, 2008.  On April 9, 2008, TNMP borrowed $150 million under this agreement and used the proceeds to redeem the remaining $148.9 million of its 6.125% senior unsecured notes prior to the maturity date of June 1, 2008.  TNMP plans to ultimately replace the $150 million short-term bank loan, which is due on October 9, 2008, by issuing long-term debt in the form of additional senior unsecured notes.

PNMR and PNM have an aggregate of $462.0 million and $340.0 million of borrowings under revolving credit facilities and TNMP has $150.0 million of short-term debt, excluding inter-company borrowings, which matures October 9, 2008, as of April 30, 2008.  PNM has $300.0 million of senior unsecured notes that mature in September 2008, TNMP has $167.7 million in senior unsecured notes that mature in January 2009, and PNMR has $347.3 million in the debt components of its equity-linked units that mature in 2010, but as discussed below, the debt components of the equity-linked units will be remarketed in 2008 and the maturities may be extended if the remarketings are successful.  PNMR and its subsidiaries have no other debt that comes due prior to 2016, except for $13.2 million that is due in installments through 2013.

As discussed in Note 11, EnergyCo purchased an electric generating plant in August 2007 for $477.9 million, after working capital adjustments, for which PNMR and ECJV each made a cash contribution to EnergyCo of $42.5 million.  In addition, EnergyCo has announced an agreement for the co-development of an additional generating unit for which its share of the construction costs is anticipated to be approximately $215 million, including financing costs.  PNMR currently anticipates that the remaining amounts for financing the co-development will be obtained from EnergyCo’s credit facility.  To the extent EnergyCo’s credit facility should be insufficient to finance the current project or additional projects, PNMR and ECJV may, at their option, provide additional funds to EnergyCo.  Likewise, if EnergyCo undertakes additional projects, which require funds that would exceed the capacity of its current credit facility and EnergyCo is unable to obtain additional financing capabilities, PNMR and ECJV may be asked to provide additional funding, but such funding would be at the option of PNMR and ECJV.  PNMR is unable to predict if additional funding will be required or, if required, the amount or timing of additional funds that would be provided to EnergyCo.

PNMR’s equity-linked units contain mandatory obligations under which the holders are required to purchase for cash, $247.3 million of PNMR equity securities in May 2008 and $100.0 million in November 2008.  The equity-linked units also provide that, prior to settlement of those purchase obligations, the debt components of the equity-linked units, which are scheduled to mature in 2010, will be remarketed beginning May 9, 2008 for the publicly held units and August 16, 2008 for the privately held units.  The maturity dates may be extended in the remarketings and the interest rate will be reset to a level designed to achieve a successful remarketing of the notes.  If the remarketings are successful, PNMR would receive $347.3 million in cash for its equity securities and the debt would continue to mature in 2010, or such later date established in the remarketings.  If the remarketings are not successful, the holders of the equity-linked units may satisfy their obligations to purchase PNMR equity securities by tendering the debt to PNMR instead of paying cash for the equity securities, the equity securities would be issued, and the debt would be cancelled without requiring payment in cash by PNMR.  As discussed below, the credit ratings of PNMR’s debt were recently downgraded.  There has also been an overall deterioration of the credit markets in general.  Although there can be no assurance, PNMR believes the remarketings will be successful.

As discussed in Note 2, on January 12, 2008, PNM reached a definitive agreement to sell its natural gas operations, which comprise the PNM Gas segment, for $620 million in cash, subject to regulatory approval by the NMPRC and other conditions. In a separate transaction that is conditioned upon the sale of the natural gas operations, PNMR will acquire the Texas electric distribution and transmission business of the purchaser of the gas operations for $202.5 million in cash.  The parties may terminate the agreements under certain circumstances.  PNMR expects to use the net after-tax proceeds of these transactions to retire debt, fund future electric capital expenditures and for other corporate purposes.

In addition to cash that may be received from the issuance of equity securities during the settlement of PNMR’s equity-linked units, the transactions described above, and its internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements and the repayment of senior unsecured notes during the 2008-2012 period.  To the extent the cash anticipated to be received from the settlement of the equity-linked units is not received, the need for new financing will be increased.

At April 30, 2008, the Company had short-term debt outstanding of $952.0 million.  In addition, the Company has scheduled maturities of long-term debt aggregating $470.3 million prior to March 31, 2009.  The Company is exploring financial alternatives to meet these obligations.  The Company currently believes that its internal cash generation, credit arrangements, and access to capital markets will provide sufficient resources to meet the Company’s capital requirements and retire or refinance its senior unsecured notes at maturity.  To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements.

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

A summary of these arrangements as of April 30, 2008 is as follows:

	PNMR	PNM	TNMP	PNMR
	Separate	Separate	Separate	Consolidated
		(In millions)
Financing Capacity:
Revolving credit facility	$600.0	$400.0	$-	$1,000.0
Local lines of credit	15.0	13.5	-	28.5
Term loan credit facility	-	-	150.0	150.0
Total financing capacity	$615.0	$413.5	$150.0	$1,178.5

Commercial paper program maximum	$400.0	$300.0	$-	$700.0

Amounts outstanding as of April 30, 2008:
Commercial paper program	$-	$-	$-	$-
Revolving credit facility	462.0	340.0	-	802.0
Local lines of credit	-	-	-	-
Term loan credit facility	-	-	150.0	150.0
Total short-term debt outstanding	462.0	340.0	150.0	952.0

Letters of credit	86.4	14.8	-	101.2

Total short term-debt and letters of credit	$548.4	$354.8	$150.0	$1,053.2

Remaining availability as of April 30, 2008	$66.6	$58.7	$-	$125.3
Cash balances as of April 30, 2008	$29.8	$49.0	$-	$78.8

The remaining availability under the revolving credit facilities varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.  Between January 1, 2008 and April 30, 2008, availability averaged $185.4 million under the PNMR Facility and $89.9 million under the PNM Facility.  During the same period, cash balances averaged $8.8 million at PNMR (parent company only) and $23.3 million at PNM .

On May 1, 2008, PNMR announced that PNM entered into a binding commitment for a delayed draw term loan facility that matures April 30, 2009 in an aggregate principal amount of up to $300.0 million and that PNM entered into a binding commitment for a 364 day letter of credit facility in an aggregate principal amount of up to $100.0 million.  On that same day, PNMR announced that TNMP has entered into a binding commitment for a revolving credit facility currently in an aggregate principal amount of up to $80.0 million and is in the process of syndicating additional amounts. On May 5, 2008, the loan agreement for PNM’s delayed draw term loan facility was executed.  Each of the remaining commitments is subject to conditions and final documentation.

PNMR has an effective universal shelf registration statement for the issuance of debt securities and equity securities, preferred stock, purchase contracts, purchase contract units and warrants.  As of April 30, 2008, PNMR had approximately $400.0 million of remaining unissued securities under this universal shelf registration statement.  In addition, in August 2006, PNMR filed a new automatically effective shelf registration statement with the SEC for common stock and in April 2008, PNMR filed a new automatically effective shelf registration statement for debt securities.  These new registration statements can be amended at any time to include additional securities of PNMR.  As a result, these new shelf registration statements have unlimited availability, subject to certain restrictions and limitations.

PNMR offers new shares of PNMR common stock through the plan and an equity distribution agreement.  The equity distribution agreement is currently suspended.  From January 1, 2008 through April 30, 2008, PNMR had sold a total of 90,106 shares of its common stock through the PNMR Direct Plan for net proceeds of $1.2 million.

PNM has an effective universal shelf registration statement for the issuance of debt securities and preferred stock.  As of April 30, 2008, PNM had $200.0 million of remaining unissued securities registered under this shelf registration statement.  In addition, in April 2008, PNM filed a new shelf registration statement for the issuance of debt securities that was declared effective on April 29, 2008.  As of April 30, 2008, PNM had the entire $750.0 million of remaining unissued securities registered under this shelf registration statement.

The Company’s ability, if required, to access the capital markets at a reasonable cost and to provide for other capital needs is largely dependent upon its ability to earn a fair return on equity, its results of operations, its credit ratings, its ability to obtain required regulatory approvals and conditions in the financial markets.

On April 18, 2008, S&P lowered the credit ratings for PNMR, PNM, and TNMP and placed them on credit watch for possible additional downgrades.  On April 25, 2008, Moody’s lowered the credit ratings for PNMR and PNM and continued a review for possible downgrade, while reaffirming TNMP’s ratings with a negative outlook.  The ratings actions have increased short-term borrowing costs for PNMR and PNM; could increase long-term borrowing costs for PNMR, PNM, and TNMP, required the posting of approximately $16 million of letters of credit or other collateral to support certain contractual arrangements; and could require the posting of additional letters of credit or other collateral that would have a negative impact on liquidity. In addition, certain contractual arrangements require that the Company obtain commercial insurance for risks that were previously self-insured.  As of April 30, 2008, ratings on the Company’s securities were as follows:

	PNMR	PNM	TNMP

S&P
Senior unsecured notes	BB	BB+	BB+
Commercial paper	B-1	B-1	*
Preferred stock	*	B+	*
Moody’s
Senior unsecured notes	Ba2	Baa3	Baa3
Commercial paper	NP	P-3	*
Preferred stock	*	Ba2	*

*  Not applicable

Investors are cautioned that a security rating is not a recommendation to buy, sell or hold securities, that it is subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

Off-Balance Sheet Arrangements

PNMR’s off-balance sheet arrangements include PNM’s operating lease obligations for PVNGS Units 1 and 2, the EIP transmission line, and the entire output of Delta, a gas-fired generating plant.  These arrangements help ensure PNM the availability of lower-cost generation needed to serve customers.  In addition, PNMR issued both public and private equity-linked units.   Each of the units consists of a debt component and a purchase contract for PNMR’s equity securities.  The purchase contracts are forward transactions in the equity securities of PNMR that are not considered derivatives.  See MD&A – Off-Balance Sheet Arrangements and Notes 6 and 7 of Notes to Consolidated Financial Statements in the 2007 Annual Reports on Form 10-K.

Commitments and Contractual Obligations

PNMR, PNM and TNMP have contractual obligations for long-term debt, operating leases, purchase obligations and certain other long-term liabilities that were summarized in a table of contractual obligations in the  Current Report on Form 8-K filed March 14, 2008.

Contingent Provisions of Certain Obligations

As discussed in the 2007 Annual Reports on Form 10-K, PNMR, PNM and TNMP have a number of debt obligations and other contractual commitments that contain contingent provisions.  Some of these, if triggered, could affect the liquidity of the Company.  The contingent provisions include contractual increases in the interest rate charged on certain of the Company’s short-term debt obligations in the event of a downgrade in credit ratings and the requirement to provide security under certain contractual agreements. As discussed above, the Company’s credit ratings were recently downgraded, which has resulted in increases in the interest rates on certain short-term debt obligations and the requirement to provide letters of credit to support certain agreements aggregating approximately $16 million.  Based on additional credit facilities entered into by PNM and commitments for additional facilities received by both PNM and TNMP, the Company believes its financing arrangements are sufficient to meet the requirements of the contingent provisions.

Capital Structure

The capitalization tables below include the current maturities of long-term debt, but do not include operating lease obligations as debt.

	March 31,	December 31,
	2008	2007
PNMR
Common equity	48.9%	50.0%
Preferred stock of subsidiary	0.3%	0.3%
Long-term debt	50.8%	49.7%
Total capitalization	100.0%	100.0%

PNM
Common equity	57.8%	57.8%
Preferred stock	0.5%	0.5%
Long-term debt	41.7%	41.7%
Total capitalization	100.0%	100.0%

TNMP
Common equity	58.0%	57.8%
Long-term debt	42.0%	42.2%
Total capitalization	100.0%	100.0%

OTHER ISSUES FACING THE COMPANY

Climate Change Issues

The prospect of future climate change regulations is becoming an issue of increasing importance for the energy industry.  A growing body of scientific evidence is demonstrating with a high degree of probability that human activity, especially the burning of fossil fuels, has contributed to increased concentrations of greenhouse gases (“GHG”) in the atmosphere and a rise in average global temperatures.  Although there continues to be debate over the precise impacts growing public concern over the potential effects of climate change and increased state and federal legislative activity calling for the regulation of GHG indicate that climate change legislation is likely to be passed in the future.

In January 2007 the Company became a founding member of the United States Climate Action Partnership (“USCAP”), a coalition of 35 businesses and national environmental organizations calling on the federal government to  enact national legislation to reduce GHG emissions at the earliest practicable date. USCAP has issued a landmark set of principles and recommendations outlining a policy framework for a national climate change program.   As a member of USCAP the Company believes that a mandatory, economy-wide federal cap and trade program, combined with other complementary state and federal policies, is the most cost effective and environmentally efficient means of slowing, stopping and reversing GHG emissions.    The Company intends to continue working with USCAP and the administration and Congress to advocate for federal action  to address this challenging environmental  issue.

Pursuant to New Mexico law, each utility must submit an integrated resource plan every three years to evaluate renewable energy, energy efficiency, load management, distributed generation and conventional supply-side resources on a consistent and comparable basis.  The integrated resource plan is required to take into consideration risk and uncertainty of fuel supply, price volatility and costs of anticipated environmental regulations when evaluating resources options to meet supply needs of the Company’s customers.  The NMPRC issued an order on June 19, 2007, requiring that New Mexico utilities factor a standardized cost of carbon emissions into their integrated resource plans using prices ranging between $8 and $40 per metric ton of CO2 emitted.  Under the NMPRC order each utility must analyze these standardized prices as projected operating costs with respect to years 2010 and thereafter.  The Company’s next integrated resource plan is due to be filed with the NMPRC in July 2008.  Reflecting the developing nature of this issue, the NMPRC order states that these prices may be changed in the future to account for additional information or changed circumstances.   The Company is required, however, to use these prices for planning purposes, and the prices may not reflect the costs that it ultimately will incur.

On February 26, 2007 five western states (Arizona, California, New Mexico, Oregon and Washington) entered into an accord, called the Western Regional Climate Action Initiative (the “WCI”), to reduce GHG emissions from automobiles and certain industries, including utilities.  Since then, Utah, British Columbia and Manitoba have joined the WCI.  The WCI requires the states and provinces signing the accord to work together to set a regional emissions goal within nine months and develop a specific plan to meet the goal within eighteen months.  In August 2007 the WCI signors announced a regional GHG reduction goal of 15% below 2005 levels by 2020 for the participating states and provinces.  Currently, the WCI is in the process of developing the design elements for a regional cap and trade program for the seven participating states and two Canadian provinces.   A final recommendation on the design of the regional cap and trade program will be completed by August 2008.  No determination has been made as to which states and provinces will ultimately participate or the effective date of the WCI cap and trade program. The Company is monitoring the WCI.

The Company expects the regulation of GHG emissions to have a material impact on its operations, but it is premature to attempt to quantify the possible costs and other implications of these impacts.

Other Matters

See Notes 9 and 10 herein and Notes 16, 17 and 18 in the 2007 Annual Reports on Form 10-K for a discussion of commitments and contingencies, rate and regulatory matters and environmental issues facing the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires Company management to select and apply accounting policies that best provide the framework to report the results of operations and financial position for PNMR, PNM, and TNMP.  The selection and application of those policies requires management to make difficult, subjective and/or complex judgments concerning reported amounts of revenue and expenses during the reporting period and the reported amounts of assets and liabilities at the date of the financial statements.  As a result, there exists the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

As of March 31, 2008, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s Annual Reports on Forms 10-K for the year ended December 31, 2007.  The policies disclosed included the accounting for unbilled revenues, regulatory accounting, impairments, decommissioning costs, derivatives, pension and other postretirement benefits, accounting for contingencies, income taxes, and market risk.

MD&A FOR PNM

RESULTS OF OPERATIONS

PNM’s continuing operations are presented in the PNM Electric segment and is identical to the segment presented above in Results of Operations for PNMR.  PNM’s discontinued operations are presented in the PNM Gas segment, which is identical to the total earnings from discontinued operations, net of income taxes, shown on the Condensed Consolidated Statements of Earnings for both PNM and PNMR.  See Note 14.

MD&A FOR TNMP

RESULTS OF OPERATIONS

TNMP operates in only one reportable segment, TNMP Electric, as presented above in Results of Operations for PNMR.

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

•	State and federal regulatory and legislative decisions and actions, including PNM’s pending application for an emergency fuel adjustment clause,
•
The risk that the closings of the pending sales of the PNM natural gas utility and certain wholesale electricity, natural gas and transmission contracts, and the pending purchase of certain Continental subsidiaries may not occur due to regulatory or other reasons,

•	The performance of generating units and transmission systems, including PVNGS, SJGS, Four Corners, and EnergyCo generating units, and transmission systems,
•
The risk that EnergyCo is unable to identify and implement profitable acquisitions, including development of the Cedar Bayou IV Generating Station, or that PNMR and ECJV will not agree to make additional capital contributions to EnergyCo,

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
•
The risk that the Company and its subsidiaries and EnergyCo may have to commit to substantial capital investments and additional operating costs to comply with new environmental control requirements including possible future requirements to address concerns about global climate change,

•
The risks associated with completion of generation, including pollution control equipment at SJGS, and the EnergyCo Cedar Bayou IV Generating Station, transmission, distribution, and other projects, including construction delays and unanticipated cost overruns,

•	The outcome of legal proceedings, including PNM’s pending gas rate case appeal,
•	Changes in applicable accounting principles, and
•	The performance of state, regional, and national economies.

Any material changes to risk factors occurring after the filing of PNMR’s, PNM’s, or TNMP’s 2007 Annual Report on Form 10-K are disclosed in Item 1A, Risk Factors, in Part II of this Form 10-Q.

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

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, the Company accounts for its various derivative instruments for the purchase and sale of energy differently based on the Company’s intent.  Energy contracts that meet the definition of a derivative under SFAS 133 and do not qualify for the normal sales and purchases exception are recorded on the balance sheet at fair value at each period end.  The changes in fair value are recognized in earnings unless specific hedge accounting criteria are met.  Should an energy transaction qualify as a cash flow hedge under SFAS 133, fair value changes are recognized on the balance sheet with a corresponding entry in other comprehensive income to the extent the transaction is an effective hedge.  The amounts in accumulated other comprehensive income are recognized in results of operations when the hedged transaction settles and impacts earnings.  Derivatives that meet the normal sales and purchases exception within SFAS 133 are not marked to market but rather recorded in results of operations when the underlying transaction settles.  The contracts recorded at fair value that do not qualify for hedge accounting are classified as trading transactions or economic hedges.  Trading transactions are defined as derivative instruments that are either speculative and expose the Company to market risk or that lock in margin and do not have forward market risk.  Economic hedges are defined as derivative instruments, including long-term power agreements, used to hedge generation assets, purchase power costs, and customer load requirements.

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

PNM’s unregulated operations, including long-term contracts and short-term sales, are managed primarily through a net asset-backed marketing strategy, whereby PNM’s aggregate net open forward contract position is covered by its forecasted excess generation capabilities or market purchases.  PNM would be exposed to market risk if its generation capabilities were to be disrupted or if its retail load requirements were to be greater than anticipated.  If all or a portion of the net open contract position were required to be covered as a result of the aforementioned unexpected situations, commitments would have to be met through market purchases.  Additionally, PNM’s regulated generation capacity is inadequate to meet retail load requirements during certain peak times and PNM must rely on market purchases to meet these requirements.  As such, PNMR is exposed to risks related to fluctuations in the market price of energy that could impact the sales price or purchase price of energy.  In 2008, PNM ended speculative trading.

First Choice is responsible for energy supply related to the sale of electricity to retail customers in Texas.  TECA contains no provisions for the specific recovery of fuel and purchased power costs.  The rates charged to First Choice customers are negotiated with each customer.  As a result, changes in purchased power costs will affect First Choice’s operating results.  First Choice is exposed to market risk to the extent that its retail rates or cost of supply fluctuates with market prices.  Additionally, fluctuations in First Choice retail load requirements greater than anticipated may subject First Choice to market risk.  First Choice’s basic strategy is to minimize its exposure to fluctuations in market energy prices by matching fixed price sales contracts with fixed price supply retail operations.  As discussed in the results of operations for First Choice, in 2008 First Choice is exiting speculative trading.

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is based on current market quotes as available and are supplemented by modeling techniques and assumptions made by the Company to the extent quoted market prices or volatilities are not available.  Generally, market data to value these instruments is available for up to five years for gas swaps and electricity contracts and up to 18 months for options.  The remaining periods are referred to as the illiquid period and are valued using internally developed pricing data.  The Company regularly assesses the validity and availability of pricing data for the illiquid period of its derivative transactions.  Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique.

The following table shows the net fair value of mark-to-market energy contracts included in PNMR’s Condensed Consolidated Balance Sheet.  See Note 4 for additional information.

	March 31, 2008
	(In thousands)
	Trading	Economic Hedges	Total
Mark-to-market energy contracts:
Current asset	$105,692	$124,783	$230,475
Long-term asset	13,608	2,467	16,075
Total mark-to-market assets	119,300	127,250	246,550
Current liability	(139,362)	(106,416)	(245,778)
Long-term liability	(12,914)	(61)	(12,975)
Total mark-to-market liabilities	(152,276)	(106,477)	(258,753)

Net fair value of mark-to-market energy contracts	$(32,976)	$20,773	$(12,203)

	December 31, 2007
	(In thousands)
	Trading	Economic Hedges	Total
Mark-to-market energy contracts:
Current asset	$32,451	$15,060	$47,511
Long-term asset	8,335	37,359	45,694
Total mark-to-market assets	40,786	52,419	93,205
Current liability	(34,753)	(17,991)	(52,744)
Long-term liability	(7,610)	(47,564)	(55,174)
Total mark-to-market liabilities	(42,363)	(65,555)	(107,918)

Net fair value of mark-to-market energy contracts	$(1,577)	$(13,136)	$(14,713)

PNMR has elected not to offset the fair value amounts of derivative instruments under master netting arrangements or with the cash collateral associated with its derivative positions as elected under FSP FIN 39-1.

The following table details the changes in the net asset or liability balance sheet position from one period to the next for mark to market energy transactions:

	March 31, 2008
	Trading	Economic Hedges	Total
	(In thousands)
Sources of fair value gain (loss):
Fair value at beginning of year	$(1,577)	$(13,136)	$(14,713)
Adoption of SFAS 157	-	17,253	17,253
Adjusted beginning fair value	(1,577)	4,117	2,540
Amount realized on contracts delivered during period	(8,898)	863	(8,035)
Changes in fair value	(25,689)	15,572	(10,117)
Net change recorded as mark-to-market	(34,587)	16,435	(18,152)

Unearned/prepaid option premiums	3,188	221	3,409

Net fair value at end of period	$(32,976)	$20,773	$(12,203)

	March 31, 2007 Mark-to-market instruments
	Trading	Economic Hedges	Total
	(In thousands)
Sources of fair value gain (loss):
Fair value at beginning of year	$926	$2,540	$3,466
Amount realized on contracts delivered during period	1,924	(1,425)	499
Changes in fair value	769	2,527	3,296
Net change recorded as mark-to-market	2,693	1,102	3,795

Net fair value at end of period	$3,619	$3,642	$7,261

The following table provides the maturity of the net assets (liabilities) of PNMR, giving an indication of when these mark-to-market amounts will settle and generate (use) cash.  The following values were determined using broker quotes and option models:

Fair Value of mark-to-market instruments at March 31, 2008

	Less than
	1 year	1-3 Years	4+ Years	Total
		(In thousands)
Trading	$(33,670)	$694	$-	$(32,976)
Economic hedges	18,367	374	2,032	20,773
Total	$(15,303)	$1,068	$2,032	$(12,203)

The net change in fair value on PNMR’s commodity derivative instruments designated as hedging instruments is summarized as follows:

	Three Months Ended
	March 31,
	2008	2007
Type of Derivative	Hedge Instruments
	(In thousands)
Change in fair value of energy contracts	$(5,994)	$(35,718)
Change in fair value of gas fixed for float swaps	3,172	8,118
Change in the fair value of options	3,115	109
Net change in fair value	$293	$(27,491)

As of March 31, 2008, PNMR had $32.9 million of net derivative assets and liabilities measured using Level 3 inputs (as defined in SFAS 157); the fair value of these net assets and liabilities is 27% of PNMR’s total fair value net asset and liability positions.  Material increases in PNMR’s Level 3 transactions were primarily related to the $16.4 million, pre-tax inception gains included as an adjustment to January 1, 2008 retained earnings for the adoption of SFAS 157 and $15.2 million unrealized gains included in earnings.  Most unrealized gains on Level 3 transactions relate to transactions, which are included in the negotiated sale of wholesale contracts described in Note 4.

Risk Management Activities

PNM measures the market risk of its long-term contracts and wholesale activities using a VaR calculation to maintain total exposure within management-prescribed limits.  The  VaR calculation reports the possible market loss for the respective transactions.  This calculation is based on the transaction’s fair market value on the reporting date.  Accordingly, the VaR calculation is not a measure of the potential accounting mark-to-market loss.  PNM utilizes the Monte Carlo simulation model of VaR.  The Monte Carlo model utilizes a random generated simulation based on historical volatility to generate portfolio values.  The quantitative risk information, however, is limited by the parameters established in creating the model.  The instruments being evaluated may trigger a potential loss in excess of calculated amounts if changes in commodity prices exceed the confidence level of the model used.  The VaR methodology employs the following critical parameters:  volatility estimates, market values of open positions, appropriate market-oriented holding periods and seasonally adjusted correlation estimates.  The VaR calculation considers PNM’s forward position for the next eighteen months.  PNM uses a holding period of three days as the estimate of the length of time that will be needed to liquidate the positions.  The volatility and the correlation estimates measure the impact of adverse price movements both at an individual position level as well as at the total portfolio level.  The two-tailed confidence level established is 99%.  For example, if VaR is calculated at $10.0 million, it is estimated that in 990 out of 1000 market simulations the  pre-tax gain or loss in liquidating the portfolio would not exceed $10.0 million in the three days that it would take to liquidate the portfolio.

PNM measures VaR for all transactions that are not directly asset related and have economic risk.  For the three months ended March 31, 2008, the average VaR amount for these transactions was $0.1 million with high and low VaR amounts for the period of $0.6 million and $0.0 million.  The VaR amount for these transactions at March 31, 2008 was $0.6 million.  For the three months ended March 31, 2007, the average VaR amount for these transactions was $2.0 million with high and low VaR amounts for the period of $3.5 million and $0.8 million.  The total VaR amount for these transactions at March 31, 2007 was $3.5 million.

First Choice measures the market risk of its activities using an EaR calculation to maintain PNMR’s total exposure within management-prescribed limits.  Because of its obligation to serve customers, First Choice must take certain contracts to settlement.  Accordingly, a measure that evaluates the settlement of First Choice’s positions against earnings provides management with a useful tool to manage its portfolio.  First Choice uses a held-to-maturity VaR calculation to approximate EaR. The calculation utilizes the same Monte Carlo simulation approach described above at a 95% confidence level and includes the retail load and supply portfolios as well as all speculative trades. Management believes the VaR results are a reasonable approximation of the potential variability of earnings against forecasted earnings.  The quantitative risk information, however, is limited by the parameters established in creating the model.  The instruments being evaluated may trigger a potential loss in excess of calculated amounts if changes in commodity prices exceed the confidence level of the model used.  The EaR calculation considers the Company’s forward position for the next twelve months and holds each position to settlement.  The volatility and the correlation estimates measure the impact of adverse price movements both at an individual position level as well as at the total portfolio level.  For example, if EaR is calculated at $10.0 million, it is estimated that in 950 out of 1000 market scenarios calculated by the model the losses against the Company’s forecasted earnings over the next twelve months would not exceed $10.0 million.

For the three months ended March 31, 2008, the average EaR amount was $25.8 million, with high and low EaR amounts for the period of $44.3 million and $19.3 million.  The total EaR amount at March 31, 2008 was $20.3 million.  For the three months ended March 31, 2007, the average EaR amount for these transactions was $15.5 million, with high and low EaR amounts for the period of $20.5 million and $9.3 million.  The total EaR amount for these transactions at March 31, 2007 was $16.3 million.

In addition, First Choice utilizes two VaR measures to manage its market risk.  The first VaR limit is based on the same total portfolio approach as the EaR measure; however, the VaR measure is intended to capture the effects of changes in market prices over a 10-day holding period.  This holding period is considered appropriate given the nature of First Choice’s supply portfolio and the constraints faced by First Choice in the ERCOT market.  The calculation utilizes the same Monte Carlo simulation approach described above at a 95% confidence level.  The VaR amount for these transactions was $6.4 million at March 31, 2008.  For the three months ended March 31, 2008, the high, low and average mark-to-market VaR amounts were $12.1 million, $4.5 million and $7.1 million.  The VaR amount for these transactions was $4.9 million at March 31, 2007.  For the three months ended March 31, 2007, the high, low and average mark-to-market VaR amounts were $6.2 million, $2.1 million and $4.5 million.

The second VaR limit was established for First Choice transactions that are subject to mark-to-market accounting as defined by SFAS 133.  This calculation captures the effect of changes in market prices over a three-day holding period and utilizes the same Monte Carlo simulation approach described above at a 95% confidence level.  The VaR amount for these transactions was $1.9 million at March 31, 2008.  For the three months ended March 31, 2008, the high, low and average mark-to-market VaR amounts were $3.5 million, $1.0 million and $1.6 million.  The VaR amount for these transactions was $1.9 million at March 31, 2007.  For the three months ended March 31, 2007, the high, low and average mark-to-market VaR amounts were $2.4 million, $0.7 million and $1.7 million.

The Company's risk measures are regularly monitored by the Company's RMC.  The RMC has put in place procedures to ensure that increases in risk measures that exceed the prescribed limits are reviewed and, if deemed necessary, acted upon to reduce exposures.  As discussed in Results of Operations, First Choice experienced speculative pre-tax trading losses of $47.1 million in the first quarter of 2008. These transactions triggered exceedences of the EaR limit and the 10-day VaR limit. These occurrences resulted in numerous meetings between the RMC and First Choice management and ultimately the decision to exit the basis transactions and further  speculative trading.

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

The following table provides information related to PNMR’s credit exposure as of March 31, 2008.  The table further delineates that exposure by the credit worthiness (credit rating) of the counterparties and provides guidance as to the concentration of credit risk to individual counterparties PNMR may have.

PNMR
Schedule of Credit Risk Exposure
March 31, 2008

			Net
	(b)	Number	Exposure
	Net	of	of
	Credit	Counter	Counter-
	Risk	-parties	parties
Rating (a)	Exposure	>10%	>10%
	(Dollars in thousands)

External ratings:
Investment grade	$198,273	3	$139,821
Non-investment grade	849	-	-
Split Rating	2,169	-	-
Internal ratings:
Investment grade	1	-	-
Non-investment grade	3,846	-	-
Total	$205,138		$139,821

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

(b)
The Net Credit Risk Exposure is the net credit exposure from operations.  This includes long-term contracts, forward sales and short-term sales. The exposure captures the net amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses (pursuant to contract terms).  Exposures are offset according to legally enforceable netting arrangements and reduced by credit collateral.  Credit collateral includes cash deposits, letters of credit and performance bonds received from counterparties.  Amounts are presented before those reserves that are determined on a portfolio basis.

The following table provides an indication of the maturity of credit risk by credit ratings of the counterparties.

PNMR
Maturity of Credit Risk Exposure
March 31, 2008

			Greater	Total
	Less than		than	Net
Rating	2 Years	2-5 Years	5 Years	Exposure
		(In thousands)

External ratings:
Investment grade	$126,895	$58,599	$12,779	$198,273
Non-investment grade	849	-	-	849
Split	2,169	-	-	2,169
Internal ratings:
Investment grade	1	-	-	1
Non-investment grade	3,846	-	-	3,846
Total	$133,760	$58,599	$12,779	$205,138

The Company provides for losses due to market and credit risk.  Credit risk for PNMR's largest counterparty as of March 31, 2008 and December 31, 2007 was $84.0 million and $77.2 million.

Interest Rate Risk

PNMR’s debt issued as part of the equity-linked units sold in March 2005 will be remarketed beginning May 9, 2008 and debt issued as part of the equity-linked units sold in October 2005 will be remarketed beginning August 16, 2008.  The maturity dates may be extended in the remarketings and the interest rate will be reset to a level designed to achieve a successful remarketing of the notes. If the remarketings of the debt are not successful, the maturity and interest rate of the debt will not change and holders of the equity-linked units will have the option of putting their debt to PNMR to satisfy their obligations under the purchase contracts. The credit ratings of PNMR’s debt were recently downgraded.  There has also been an overall deterioration of the credit markets in general. Although there can be no assurance, PNMR believes the remarketings will be successful.

PNMR has long-term debt which subjects it to the risk of loss associated with movements in market interest rates.  The majority of PNMR’s long-term debt is fixed-rate debt, and therefore, does not expose PNMR’s earnings to a major risk of loss due to adverse changes in market interest rates.  However, the fair value of all long-term debt instruments would increase by approximately 1.6%, if interest rates were to decline by 50 basis points from their levels at March 31, 2008.  In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if PNM were to reacquire all or a portion of its debt instruments in the open market prior to their maturity.

During the three months ended March 31, 2008, PNM contributed cash of $1.0 million to the trust for other post retirement benefits. For the three months ended March 31, 2008, PNM contributed $0.5 million to the NDT.  PNM made no contributions to the trusts for the pension or executive retirement plans.  The securities held by these trusts had an estimated fair value of $662.8 million at March 31, 2008, of which 28.0% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates.  If rates were to increase by 50 basis points from their levels at March 31, 2008, the decrease in the fair value of the fixed-rate securities would be 3.3%, or $6.1 million.  PNM does not currently recover or return through rates any losses or gains on these securities.  PNM, therefore, is at risk for shortfalls in its funding of its obligations due to investment losses.  PNM does not believe that long-term market returns over the period of funding will be less than required for PNM to meet its obligations.  However, this belief is based on assumptions about future returns that are inherently uncertain.

During the three months ended March 31, 2008, TNMP contributed $0.2 million to the trust for other postretirement benefits.  TNMP made no contributions to the trust for its pension plan.  The securities held by the trusts had an estimated fair value of $83.0 million at March 31, 2008, of which 23.7% were fixed-rate debt securities that subject TNMP to risk of loss of fair value with movements in market interest rates.  If rates were to increase by 50 basis points from their levels at March 31, 2008, the decrease in the fair value of the fixed-rate securities would be 4.0%, or $0.8 million.  TNMP, therefore, is at risk for shortfalls in its funding of its obligations due to investment losses.  TNMP does not believe that long-term market returns over the period of funding will be less than required for TNMP to meet its obligations.  However, this belief is based on assumptions about future returns that are inherently uncertain.

Equity Market Risk

The trusts established to fund PNM’s share of the decommissioning costs of PVNGS and pension and other postretirement benefits hold certain equity securities at March 31, 2008.  These equity securities also expose the Company to losses in fair value.  55.1% of the securities held by the various trusts were equity securities as of March 31, 2008.  Similar to the debt securities held for funding decommissioning and certain pension and other postretirement costs, PNM does not recover or earn a return through rates on any losses or gains on these equity securities.

The trusts established to fund TNMP’s pension and other postretirement benefits hold certain equity securities at March 31, 2008.  These equity securities also expose the Company to losses in fair value.  49.6% of the securities held by the various trusts were equity securities as of March 31, 2008.  TNMP does not recover or earn a return through rates on any losses or gains on these equity securities.

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

Changes in internal controls

There have been no changes in PNMR’s internal controls over financial reporting for the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, PNMR’s internal control over financial reporting.

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

Changes in internal controls

There have been no changes in PNM’s internal controls over financial reporting for the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, PNM’s internal control over financial reporting.

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

Changes in internal controls

There have been no changes in TNMP’s internal controls over financial reporting for the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, TNMP’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Notes 9 and 10 in the Notes to Condensed Consolidated Financial Statements for information related to the following matters, for PNMR, PNM and TNMP, incorporated in this item by reference.

•	Citizen Suit Under the Clean Air Act
•	Navajo Nation Environmental Issues
•	Four Corners Federal Implementation Plan Litigation
•	Santa Fe Generating Station
•	Legal Proceedings discussed under the caption, “Western United States Wholesale Power Market”
•	TNMP True-Up Proceeding
•	San Juan River Adjudication

ITEM 1A.  RISK FACTORS

Any failure to meet our debt obligations could harm our business, financial condition and results of operations.

As of April 30, 2008, the Company had consolidated short-term debt outstanding of $952.0 million.  In addition, as of April 30, 2008, PNMR’s subsidiaries had scheduled maturities of long-term debt aggregating $467.7 million due prior to April 30, 2009, consisting of PNM’s $300.0 million aggregate principal amount of 4.4% senior unsecured notes due September 15, 2008 and TNMP’s $167.7 million aggregate principal amount of 6.25% senior unsecured notes due January 15, 2009.

PNMR has $247.3 million of aggregate principal amount of 4.8% senior unsecured notes due May 16, 2010 and $100.0 million aggregate principal amount of 5.1% senior unsecured notes due August 1, 2010.  PNMR is obligated to remarket these notes beginning May 9, 2008 and August 16, 2008, respectively, and if we cannot remarket the notes, the holders of the notes have the right to put the notes to us on May 16, 2008 and November 16, 2008 to satisfy their obligations under the related purchase contracts to purchase PNMR equity securities from us and we will not receive the $247 million and $100 million of cash we would have otherwise received for the issuance PNMR equity securities.

The Company is exploring financial alternatives to meet these obligations and we currently believe that internal cash generation, credit arrangements, and access to capital markets will provide sufficient resources to meet capital requirements and retire or refinance the senior unsecured notes described above at maturity.  To cover the difference in the amounts and timing of cash generation and cash requirements, we intend to use short-term borrowings under current liquidity arrangements and future liquidity arrangements that we may enter into.

The credit ratings for the debt of PNMR, PNM, and TNMP were recently downgraded and are on watch for further downgrades.  In some instances our credit ratings are below investment grade.  There has also been an overall deterioration of the credit markets in general.  If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt.  In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a further reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms and would result in an increase in the interest rates applicable under our credit facilities.  Our cash flow and capital resources may be insufficient to pay interest and principal on our debt in the future, including payments on the notes.  If that should occur, our capital raising or debt restructuring measures may be unsuccessful or inadequate to meet our scheduled debt service obligations, which could cause us to default on our obligations and further impair our liquidity.

Except as stated above, as of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in PNMR’s, PNM’s, and TNMP’s Annual Reports on Form 10-K for the year ended December 31, 2007.

ITEM 6.  EXHIBITS

10.1	TNMP	Term Loan Agreement, dated as of March 7, 2008, among TNMP, as borrower, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent

12.1	PNMR	Ratio of Earnings to Fixed Charges

12.2	PNM	Ratio of Earnings to Fixed Charges

12.3	PNM	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNMR	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	PNM	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	PNM	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.5	TNMP	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.6	TNMP	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date: May 6, 2008	/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Corporate Controller
(Officer duly authorized to sign this report)