Form 10-Q
period 2008-06-30
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2008-08-14
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 4, 2008, 86,400,262 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM outstanding as of August 4, 2008 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP outstanding as of August 4, 2008 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

INDEX

                                                                                               Page No.

GLOSSARY
PART I.  FINANCIAL INFORMATION                                                                                                                                                                                                                                 4
ITEM 1.  FINANCIAL STATEMENTS (Unaudited)
PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)                                                                                                                                                       6
CONDENSED CONSOLIDATED BALANCE SHEETS                                                     7
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                                                      9
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY                                               11
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)                                                      12
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)                                                                                                                                                     13
CONDENSED CONSOLIDATED BALANCE SHEETS                                                               14
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                                                                                                             16
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY                                                                                        18
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)                                       19
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS                                                                                                                                                                    20
CONDENSED CONSOLIDATED BALANCE SHEETS                                                                                                                                                                                        21
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                                                                                                              23
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY                                                                                         25
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                                                                                                                                     26
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                                                                                                                                        27
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                              70
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                                                                                                                 91
ITEM 4.  CONTROLS AND PROCEDURES                                                                                                                                                                                                                   99
PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS                                                                                                                                                                                                                                   100
ITEM 1A.  RISK FACTORS                                                                                                                                                                                                                                            100
ITEM 6.  EXHIBITS                                                                                                                                                                                                                                                          102
SIGNATURE                                                                                                                                                                                                                                                                             103

GLOSSARY

Definitions:
Afton	Afton Generating Station
AG	New Mexico Attorney General
ALJ	Administrative Law Judge
Altura	Altura Power L.P.
APB	Accounting Principles Board
APS	Arizona Public Service Company
BART	Best Available Retrofit Technology
Board	Board of Directors of PNMR
BTU	British Thermal Unit
CAIR	EPA’s Clean Air Interstate Rule
Cal PX	California Power Exchange
Cal ISO	California Independent System Operator
Cascade	Cascade Investment, L.L.C.
Constellation	Constellation Energy Commodities Group, Inc.
Continental	Continental Energy Systems, LLC
CRHC	Cap Rock Holding Corporation, a subsidiary of Continental
CTC	Competition Transition Charge
Decatherm	Million BTUs
Delta	Delta-Person Limited Partnership
EaR	Earnings at Risk
ECJV	ECJV Holdings, LLC
EEI	Edison Electric Institute
EIP	Eastern Interconnection Project
EITF	Emerging Issues Task Force
EnergyCo	EnergyCo, LLC, a limited liability corporation, owned 50% by each of PNMR and ECJV
EPA	United States Environmental Protection Agency
EPE	El Paso Electric
ERCOT	Electric Reliability Council of Texas
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FCPSP	First Choice Power Special Purpose, L.P.
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation Number
FIP	Federal Implementation Plan
FSP	FASB Staff Position
First Choice	First Choice Power, L. P. and Subsidiaries
Four Corners	Four Corners Power Plant
FPPAC	Fuel and Purchased Power Adjustment Clause
GAAP	Generally Accepted Accounting Principles in the United States of America
GWh	Gigawatt hours
ISO	Independent System Operator
LIBOR	London Interbank Offered Rate
Lordsburgh	Lordsburg Generating Station
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Moody's	Moody’s Investor Services, Inc.
MW	Megawatt
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act, and the Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NMGC	New Mexico Gas Company, Inc., a subsidiary of Continental
NMED	New Mexico Environment Department
NMPRC	New Mexico Public Regulation Commission
NOPR	Notice of Proposed Rulemaking
NOX	Nitrogen Oxides
NOI	Notice of Inquiry
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards

NSR	New Source Review
OATT	Open Access Transmission Tariff
O&M	Operations and Maintenance
PGAC	Purchased Gas Adjustment Clause
PG&E	Pacific Gas and Electric Co.
PNM	Public Service Company of New Mexico and Subsidiaries
PNM Facility	PNM’s $400 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR Facility	PNMR’s $600 Million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PRP	Potential Responsible Party
PSA	Power Supply Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PVNGS	Palo Verde Nuclear Generating Station
Pyramid	Tri-State Pyramid Unit 4
REC	Renewable Energy Certificates
REP	Retail Electricity Provider
RMC	Risk Management Committee
RTO	Regional Transmission Organization
SCE	Southern Cal Edison Company
SDG&E	Diego Gas and Electric Company
SEC	United States Securities and Exchange Commission
SFAS	FASB Statement of Financial Accounting Standards
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SOAH	State Office of Administrative Hearings
SO2	Sulfur Dioxide
SPS	Southwestern Public Service Company
SRP	Salt River Project
S&P	Standard and Poors Ratings Services
TECA	Texas Electric Choice Act
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP Facility	TNMP’s $200 Million Unsecured Revolving Credit Facility
TNP	TNP Enterprises, Inc. and Subsidiaries
Tri-State	Tri-State Generation and Transmission Association, Inc.
Twin Oaks	Assets of Twin Oaks Power, L.P. and Twin Oaks Power III, L.P.
Valencia	Valencia Energy Facility
VaR	Value at Risk
Accounting Pronouncements (as amended and interpreted):
EITF 02-3	EITF Issue No. 02-3 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”
FIN 46R	FIN 46R “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51”
FSP FIN 39-1	FASB Staff Position FIN 39-1 – “Amendment of FASB Interpretation No. 39”
SFAS 5	SFAS No. 5 “Accounting for Contingencies”
SFAS 57	SFAS No. 57 “Related Party Disclosures”
SFAS 112	SFAS No. 112 “Employers’ Accounting for Postemployment Benefits – an amendment of FASB Statements No. 5 and 43”
SFAS 115	SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”
SFAS 128	SFAS No. 128 “Earnings per Share”
SFAS 133	SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”
SFAS 141	SFAS No. 141 “Business Combinations”
SFAS 142	SFAS No. 142 “Goodwill and Other Intangible Assets”
SFAS 144	SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”
SFAS 157	SFAS No. 157 “Fair Value Measurements”
SFAS 159	SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”
SFAS 161	SFAS No. 161 “Disclosure about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133”
SFAS 162	SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)

Operating Revenues:
Electric	$ 580,243	$ 505,400	$ 944,645	$ 942,234
Other	67	169	167	379
Total operating revenues	580,310	505,569	944,812	942,613

Operating Expenses:
Cost of energy	398,698	311,465	633,079	528,277
Administrative and general	59,392	50,600	106,754	108,927
Energy production costs	45,557	51,674	96,761	99,056
Impairment of goodwill and other intangible assets	136,179	-	136,179	-
Regulatory disallowances	-	-	30,248	-
Depreciation and amortization	34,650	34,222	68,686	69,063
Transmission and distribution costs	15,110	14,953	28,486	29,608
Taxes other than income taxes	13,484	16,759	26,350	33,331
Total operating expenses	703,070	479,673	1,126,543	868,262
Operating income (loss)	(122,760)	25,896	(181,731)	74,351

Other Income and Deductions:
Interest income	4,412	7,583	9,942	17,375
Gains (losses) on investments held by NDT	(677)	2,957	(4,382)	3,001
Other income	226	1,817	1,116	3,722
Equity in net earnings (loss) of EnergyCo	(2,523)	2,272	(27,606)	1,610
Other deductions	(3,199)	(5,506)	(7,081)	(6,482)
Net other income and deductions	(1,761)	9,123	(28,011)	19,226

Interest Charges:
Interest on long-term debt	24,197	15,836	43,105	36,899
Other interest charges	7,823	11,158	16,750	24,996
Total interest charges	32,020	26,994	59,855	61,895

Earnings (Loss) before Income Taxes	(156,541)	8,025	(269,597)	31,682

Income Taxes (Benefit)	(10,425)	(13,935)	(52,477)	(5,554)

Preferred Stock Dividend Requirements of Subsidiary	132	132	264	264

Earnings (Loss) from Continuing Operations	(146,248)	21,828	(217,384)	36,972

Earnings (Loss) from Discontinued Operations, net of Income
Taxes (Benefit) of $1,824, $(1,040), $15,479 and $8,477	2,762	(1,588)	25,261	12,934

Net Earnings (Loss)	$(143,486)	$ 20,240	$(192,123)	$ 49,906

Earnings (Loss) from Continuing Operations per Common Share:
Basic	$ (1.79)	$ 0.28	$ (2.74)	$ 0.48
Diluted	$ (1.79)	$ 0.28	$ (2.74)	$ 0.47
Net Earnings (Loss) per Common Share:
Basic	$ (1.76)	$ 0.26	$ (2.42)	$ 0.65
Diluted	$ (1.76)	$ 0.26	$ (2.42)	$ 0.64

Dividends Declared per Common Share	$ 0.125	$ 0.230	$ 0.355	$ 0.46

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$137,877	$17,763
Special deposits	3,354	1,717
Accounts receivable, net of allowance for uncollectible accounts of $7,017 and $6,021	149,644	134,325
Unbilled revenues	96,564	74,896
Other receivables	66,816	90,002
Materials, supplies, and fuel stock	44,330	41,312
Regulatory assets	249	157
Derivative instruments	245,613	49,257
Income taxes receivable	46,818	39,189
Current assets of discontinued operations	77,686	120,061
Other current assets	71,134	37,198

Total current assets	940,085	605,877

Other Property and Investments:
Investment in PVNGS lessor notes	183,884	192,226
Equity investment in EnergyCo	175,057	248,094
Investments held by NDT	130,806	139,642
Other investments	40,348	47,749
Non-utility property, net of accumulated depreciation of $1,946 and $1,570	9,876	6,968

Total other property and investments	539,971	634,679

Utility Plant:
Electric plant in service	4,240,902	3,920,071
Common plant in service and plant held for future use	141,619	128,119
	4,382,521	4,048,190
Less accumulated depreciation and amortization	1,502,790	1,464,625
	2,879,731	2,583,565
Construction work in progress	164,877	299,574
Nuclear fuel, net of accumulated amortization of $15,454 and $15,395	59,609	52,246

Net utility plant	3,104,217	2,935,385

Deferred Charges and Other Assets:
Regulatory assets	442,756	481,872
Pension asset	21,965	17,778
Goodwill	366,856	495,664
Other intangible assets, net of accumulated amortization of $4,017 and $3,362	67,866	75,892
Derivative instruments	39,363	45,694
Non-current assets of discontinued operations	541,428	526,539
Other deferred charges	62,286	52,756

Total deferred charges and other assets	1,542,520	1,696,195
	$6,126,793	$5,872,136

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$426,651	$665,900
Current installments of long-term debt	470,334	449,219
Accounts payable	158,850	148,955
Accrued interest and taxes	50,714	57,766
Regulatory liabilities	4,885	-
Derivative instruments	263,238	53,832
Current liabilities of discontinued operations	42,722	96,003
Other current liabilities	134,873	112,394

Total current liabilities	1,552,267	1,584,069

Long-term Debt	1,517,007	1,231,859

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	560,334	600,187
Accumulated deferred investment tax credits	25,330	26,825
Regulatory liabilities	337,471	332,372
Asset retirement obligations	69,753	66,466
Accrued pension liability and postretirement benefit cost	57,789	60,022
Derivative instruments	40,769	55,206
Non-current liabilities of discontinued operations	89,314	89,848
Other deferred credits	164,278	121,342

Total deferred credits and other liabilities	1,345,038	1,352,268

Total liabilities	4,414,312	4,168,196

Commitments and Contingencies (See Note 9)

Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value, 10,000,000 shares authorized:
issued and outstanding 115,293 shares)	11,529	11,529

Common Stockholders’ Equity:
Common stock outstanding (no par value, 120,000,000 shares authorized: issued
and outstanding 86,390,701 and 76,814,491 shares)	1,286,708	1,042,974
Accumulated other comprehensive income (loss), net of income tax	(24,587)	11,208
Retained earnings	438,831	638,229

Total common stockholders’ equity	1,700,952	1,692,411

	$6,126,793	$5,872,136

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$(192,123)	$49,906
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	79,991	97,093
Amortization of prepayments on PVNGS firm-sales contracts	(4,084)	-
Deferred income tax expense (benefit)	(23,498)	13,062
Equity in net (earnings) loss of EnergyCo	27,606	(1,610)
Net unrealized losses on derivatives	5,174	7,940
Realized (gains) losses on investments held by NDT	4,382	(3,001)
Realized loss on Altura contribution	-	3,637
Impairment of goodwill and other intangible assets	136,179	3,380
Amortization of fair value of acquired Twin Oaks sales contract	-	(35,073)
Stock based compensation expense	2,431	5,250
Regulatory disallowances	30,248	-
Other, net	(1,140)	(1,958)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(900)	40,247
Materials, supplies, fuel stock, and natural gas stored	(5,936)	(5,337)
Other current assets	(17,909)	(908)
Other assets	(4,482)	1,701
Accounts payable	(41,485)	(42,325)
Accrued interest and taxes	(15,559)	(14,709)
Other current liabilities	32,953	(7,987)
Other liabilities	428	(22,116)
Net cash flows from operating activities	12,276	87,192

Cash Flows From Investing Activities:
Utility plant additions	(162,005)	(213,070)
Proceeds from sales of investments held by NDT	77,047	62,697
Purchases of investments held by NDT	(77,650)	(66,903)
Proceeds from sales of utility plant	1,184	25,041
Return of principal on PVNGS lessor notes	10,986	11,953
Change in restricted special deposits	3,696	(12,240)
Investments in EnergyCo	-	(2,540)
Distributions from EnergyCo	-	362,275
Other, net	(3,332)	5,263
Net cash flows from investing activities	(150,074)	172,476

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(321,717)	(204,675)
Long-term borrowings	452,750	20,000
Redemption of long-term debt	(148,935)	(100,500)
Issuance of common stock	249,547	2,127
Proceeds from stock option exercise	86	10,773
Purchase of common stock to satisfy stock awards	(1,245)	(17,693)
Excess tax benefits (tax shortfall) from stock-based payment arrangements	(513)	8
Dividends paid	(35,625)	(34,766)
Payments received on PVNGS firm-sales contracts	73,173	-
Other, net	(9,612)	(311)
Net cash flows from financing activities	257,909	(325,037)

Change in Cash and Cash Equivalents	120,111	(65,369)
Cash and Cash Equivalents at Beginning of Period	17,791	123,419
Cash and Cash Equivalents at End of Period	$137,902	$58,050

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$62,639	$58,323
Income taxes paid (refunded), net	$(4,702)	$-

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
$41,152

Activities related to the consolidation of Valencia as of May 30, 2008 (see Note 16):
Utility plant additions	$ 87,310
Increase in short-term borrowings	$ 82,468

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY
(Unaudited)

			Accumulated
	Common Stock		Other		Total Common
	Number of	Aggregate	Comprehensive	Retained	Stockholders’
	Shares	Value	Income (Loss)	Earnings	Equity
		(Dollars in thousands)

Balance at December 31, 2007	76,814,491	$1,042,974	$ 11,208	$ 638,229	$1,692,411
Adoption of SFAS 157	-	-	-	10,422	10,422
Exercise of stock options	-	(1,130)	-	-	(1,130)
Tax shortfall from stock-based compensation arrangements	-	(513)	-	-	(513)
Stock based compensation expense	-	2,431	-	-	2,431
Sale of common stock	9,531,589	242,427	-	-	242,427
Common stock issued to ESPP	44,621	519	-	-	519
Net earnings (loss)	-	-	-	(192,123)	(192,123)
Total other comprehensive income (loss)	-	-	(35,795)	-	(35,795)
Dividends declared on common stock	-	-	-	(17,697)	(17,697)
Balance at June 30, 2008	86,390,701	$1,286,708	$ (24,587)	$ 438,831	$1,700,952

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net Earnings (Loss)	$(143,486)	$20,240	$(192,123)	$49,906

Other Comprehensive Income (Loss):

Unrealized Gain (Loss) on Investment Securities:
Unrealized holding gains (losses) arising during
the period, net of income tax (expense) benefit
of $(1,089), $(2,230), $412, and $(3,486)	1,662	3,403	(629)	5,320
Reclassification adjustment for (gains) included in
net earnings (loss), net of income tax expense
of $824, $787, $1,726, and $1,058	(1,257)	(1,201)	(2,634)	(1,614)

Fair Value Adjustment for Designated Cash Flow Hedges:
Change in fair market value, net of income tax (expense)
benefit of $14,069, $(1,387), $20,858, and $10,795	(20,224)	1,996	(30,430)	(16,578)
Reclassification adjustment for (gains) losses included in
net earnings (loss), net of income tax expense (benefit)
of $(848) $288, $1,403, and $(962)	1,250	(454)	(2,102)	1,562

Total Other Comprehensive Income (Loss)	(18,569)	3,744	(35,795)	(11,310)

Comprehensive Income (Loss)	$(162,055)	$23,984	$(227,918)	$38,596

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Electric Operating Revenues	$ 386,058	$ 300,331	$ 638,723	$ 540,683

Operating Expenses:
Cost of energy	247,589	185,346	383,284	288,519
Administrative and general	31,409	29,125	58,236	60,628
Energy production costs	47,974	42,748	101,556	83,135
Impairment of goodwill	51,143	-	51,143	-
Regulatory disallowances	-	-	30,248	-
Depreciation and amortization	20,896	20,729	41,866	41,484
Transmission and distribution costs	9,598	10,003	18,505	19,732
Taxes other than income taxes	7,086	7,777	14,105	14,415
Total operating expenses	415,695	295,728	698,943	507,913
Operating income (loss)	(29,637)	4,603	(60,220)	32,770

Other Income and Deductions:
Interest income	4,878	7,192	10,969	14,898
Gains (losses) on investments held by NDT	(677)	2,957	(4,382)	3,001
Other income	(392)	999	156	2,020
Other deductions	(1,116)	(1,883)	(3,430)	(2,480)
Net other income and deductions	2,693	9,265	3,313	17,439

Interest Charges:
Interest on long-term debt	14,766	9,058	25,296	18,549
Other interest charges	2,857	3,683	6,430	7,338
Total interest charges	17,623	12,741	31,726	25,887

Earnings (Loss) before Income Taxes	(44,567)	1,127	(88,633)	24,322

Income Taxes (Benefit)	2,441	350	(14,648)	9,187

Earnings (Loss) from Continuing Operations	(47,008)	777	(73,985)	15,135

Earnings (Loss) from Discontinued Operations, net of Income
Taxes (Benefit) of $1,824, $(1,040), $15,479 and $8,477	2,762	(1,588)	25,261	12,934

Net Earnings (Loss)	(44,246)	(811)	(48,724)	28,069

Preferred Stock Dividends Requirements	132	132	264	264

Net Earnings (Loss) Available for Common Stock	$ (44,378)	$ (943)	$ (48,988)	$ 27,805

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$44,499	$4,303
Special deposits	3,034	1,397
Accounts receivable, net of allowance for uncollectible accounts of $1,061 and $729	88,365	78,094
Unbilled revenues	38,280	32,039
Other receivables	53,703	79,842
Affiliate accounts receivable	-	271
Materials, supplies, and fuel stock	42,925	39,771
Regulatory assets	249	157
Derivative instruments	30,653	14,859
Current assets of discontinued operations	77,686	120,061
Other current assets	43,169	28,926

Total current assets	422,563	399,720

Other Property and Investments:
Investment in PVNGS lessor notes	217,902	231,582
Investments held by NDT	130,806	139,642
Other investments	15,424	20,733
Non-utility property	976	976

Total other property and investments	365,108	392,933

Utility Plant:
Electric plant in service	3,359,109	3,055,953
Common plant in service and plant held for future use	17,400	18,237
	3,376,509	3,074,190
Less accumulated depreciation and amortization	1,178,193	1,157,775
	2,198,316	1,916,415
Construction work in progress	131,326	259,386
Nuclear fuel, net of accumulated amortization of $15,454 and $15,395	59,609	52,246

Net utility plant	2,389,251	2,228,047

Deferred Charges and Other Assets:
Regulatory assets	314,438	348,719
Pension asset	5,777	2,859
Derivative instruments	6,961	37,359
Goodwill	51,632	102,775
Non-current assets of discontinued operations	541,428	526,539
Other deferred charges	71,941	64,449

Total deferred charges and other assets	992,177	1,082,700
	$4,169,099	$4,103,400

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$86,651	$321,000
Current installments of long-term debt	299,991	299,969
Accounts payable	72,200	72,864
Affiliate accounts payable	16,202	19,948
Accrued interest and taxes	36,010	26,385
Regulatory liabilities	4,885	-
Derivative instruments	38,727	17,896
Current liability of discontinued operations	42,722	96,003
Other current liabilities	89,068	59,468

Total current liabilities	686,456	913,533

Long-term Debt	1,055,709	705,701

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	402,650	409,430
Accumulated deferred investment tax credits	25,234	26,634
Regulatory liabilities	289,857	285,782
Asset retirement obligations	68,981	65,725
Accrued pension liability and postretirement benefit cost	54,037	56,101
Derivative instruments	10,122	47,597
Non-current liabilities of discontinued operations	89,314	89,848
Other deferred credits	138,322	98,295

Total deferred credits and liabilities	1,078,517	1,079,412

Total liabilities	2,820,682	2,698,646

Commitments and Contingencies (See Note 9)

Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value, 10,000,000 authorized:
issued and outstanding 115,293 shares)	11,529	11,529

Common Stockholder’s Equity:
Common stock outstanding (no par value, 40,000,000 shares authorized: issued
and outstanding 39,117,799 shares)	932,523	932,523
Accumulated other comprehensive income (loss), net of income tax	(10,191)	7,580
Retained earnings	414,556	453,122

Total common stockholder’s equity	1,336,888	1,393,225

	$4,169,099	$4,103,400

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$(48,724)	$28,069
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	49,662	66,320
Amortization of prepayments on PVNGS firm-sales contracts	(4,084)	-
Deferred income tax expense	(3,365)	(138)
Net unrealized (gains) losses on derivatives	(8,832)	10,896
Realized (gains) losses on investments held by NDT	4,382	(3,001)
Regulatory disallowances	30,248	-
Impairment of goodwill	51,143	-
Other, net	(368)	(1,188)
Changes in certain assets and liabilities, net of amounts acquired:
Accounts receivable and unbilled revenues	20,239	64,405
Materials, supplies, fuel stock, and natural gas stored	(6,073)	(5,121)
Other current assets	19,823	12,130
Other assets	(1,208)	456
Accounts payable	(50,553)	(59,844)
Accrued interest and taxes	9,124	16,975
Other current liabilities	(6,240)	(5,076)
Other liabilities	(1,252)	(20,221)
Net cash flows from operating activities	53,922	104,662

Cash Flows From Investing Activities:
Utility plant additions	(134,187)	(149,648)
Proceeds from sales of NDT investments	77,047	62,697
Purchases of NDT investments	(77,650)	(66,903)
Proceeds from sales of utility plant	837	25,041
Return of principal on PVNGS lessor notes	12,645	11,953
Change in restricted special deposits	3,696	(12,240)
Other, net	1,703	1,466
Net cash flows from investing activities	(115,909)	(127,634)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(316,817)	(7,179)
Long-term borrowings	350,000	20,000
Payments received on PVNGS firm-sales contracts	73,173	-
Dividends paid	(264)	(264)
Other, net	(3,912)	(41)
Net cash flows from financing activities	102,180	12,516

Change in Cash and Cash Equivalents	40,193	(10,456)
Cash and Cash Equivalents at Beginning of Period	4,331	11,886
Cash and Cash Equivalents at End of Period	$44,524	$1,430

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$33,175	$29,758
Income taxes paid (refunded), net	$(1,855)	$-

Supplemental schedule of noncash investing and financing activities:
As of January 1, 2007, TNMP transferred its New Mexico operational assets and liabilities to PNMR through a redemption of TNMP’s common stock. PNMR contemporaneously contributed the TNMP New Mexico operational assets and liabilities to PNM.

Current assets	$15,444
Other property and investments	10
Utility plant, net	96,468
Goodwill	102,775
Deferred charges	1,377
Total assets transferred from TNMP	216,074

Current liabilities	17,313
Long-term debt	1,065
Deferred credits and other liabilities	30,673
Total liabilities transferred from TNMP	49,051

Net assets transferred – increase in common stockholder’s equity	$167,023
Activities related to the consolidation of Valencia as of May 30, 2008 (see Note 16):
Utility plant additions	$87,310
Increase in short-term borrowings	$82,468

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

			Accumulated
	Common Stock		Other		Total Common
	Number of	Aggregate	Comprehensive	Retained	Stockholder’s
	Shares	Value	Income (Loss)	Earnings	Equity
		(Dollars in thousands)

Balance at December 31, 2007	39,117,799	$932,523	$7,580	$453,122	$1,393,225
Adoption of SFAS 157	-	-	-	10,422	10,422
Net earnings (loss)	-	-	-	(48,724)	(48,724)
Total other comprehensive income (loss)	-	-	(17,771)	-	(17,771)
Dividends on preferred stock	-	-	-	(264)	(264)
Balance at June 30, 2008	39,117,799	$932,523	$(10,191)	$414,556	$1,336,888

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net Earnings (Loss) Available for Common Stock	$(44,378)	$(943)	$(48,988)	$27,805

Other Comprehensive Income (Loss):

Unrealized Gain (Loss) on Investment Securities:
Unrealized holding gains (losses) arising during
the period, net of income tax (expense) benefit
of $(1,089), $(2,230), $412 and $(3,486)	1,662	3,403	(629)	5,320
Reclassification adjustment for (gains) included in
net earnings (loss), net of income tax expense
of $824, $787, $1,726 and $1,058	(1,257)	(1,201)	(2,634)	(1,614)

Fair Value Adjustment for Designated Cash Flow Hedges:
Change in fair market value, net of income tax (expense)
benefit of $8,434, $(723), $9,134 and $(1,511)	(12,870)	1,103	(13,937)	2,305
Reclassification adjustment for (gains) losses included in
net earnings (loss), net of income tax expense (benefit)
of $(225), $236, $374 and $(599)	343	(361)	(571)	913

Total Other Comprehensive Income (Loss)	(12,122)	2,944	(17,771)	6,924

Comprehensive Income (Loss)	$(56,500)	$2,001	$(66,759)	$34,729
The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Electric Operating Revenues	$47,118	$43,536	$89,346	$84,464

Operating Expenses:
Cost of energy	7,935	7,221	15,747	14,392
Administrative and general	7,074	7,361	13,645	16,263
Impairment of goodwill	34,456	-	34,456	-
Depreciation and amortization	8,777	7,041	17,136	14,041
Transmission and distribution costs	5,508	4,945	9,972	9,868
Taxes, other than income taxes	4,931	5,413	9,370	10,238
Total operating expenses	68,681	31,981	100,326	64,802
Operating income (loss)	(21,563)	11,555	(10,980)	19,662

Other Income and Deductions:
Interest income	4	776	5	864
Other income	606	770	1,020	1,046
Other deductions	(10)	(46)	(28)	(73)
Net other income and deductions	600	1,500	997	1,837

Interest Charges:
Interest on long-term debt	2,801	6,153	7,209	12,585
Other interest charges	1,564	718	2,145	1,364
Net interest charges	4,365	6,871	9,354	13,949

Earnings (Loss) Before Income Taxes	(25,328)	6,184	(19,337)	7,550

Income Taxes	3,425	1,950	5,686	2,378

Net Earnings (Loss)	$(28,753)	$4,234	$(25,023)	$5,172

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$73	$187
Special deposits	50	50
Accounts receivable, net of allowance for uncollectible accounts of $94 and $0	12,076	8,789
Unbilled revenues	5,321	4,392
Other receivables	8,386	1,063
Affiliate accounts receivable	1,017	8,005
Materials and supplies	1,419	1,425
Income taxes receivable	-	881
Other current assets	1,820	501

Total current assets	30,162	25,293

Other Property and Investments:
Other investments	554	554
Non-utility property	2,111	2,111

Total other property and investments	2,665	2,665

Utility Plant:
Electric plant in service	799,030	781,355
Common plant in service and plant held for future use	488	488
	799,518	781,843
Less accumulated depreciation and amortization	283,243	274,128
	516,275	507,715
Construction work in progress	23,985	22,493

Net utility plant	540,260	530,208

Deferred Charges and Other Assets:
Regulatory assets	128,318	133,154
Goodwill	226,665	261,121
Pension asset	16,188	14,919
Other deferred charges	5,621	5,432

Total deferred charges and other assets	376,792	414,626

	$949,879	$972,792

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$150,000	$-
Short-term debt – affiliate	2,100	3,404
Current installments of long-term debt	167,650	148,882
Accounts payable	6,179	5,666
Affiliate accounts payable	3,525	3,456
Accrued interest and taxes	35,871	35,204
Other current liabilities	3,553	1,785

Total current liabilities	368,878	198,397

Long-term Debt	-	167,609

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	117,658	120,274
Accumulated deferred investment tax credits	96	191
Regulatory liabilities	47,614	46,590
Asset retirement obligations	690	662
Accrued pension liability and postretirement benefit cost	3,752	3,922
Other deferred credits	2,766	1,699

Total deferred credits and other liabilities	172,576	173,338

Total liabilities	541,454	539,344

Commitments and Contingencies (See Note 9)

Common Stockholder’s Equity:
Common stock outstanding ($10 par value, 12,000,000 shares authorized:
issued and outstanding 6,358 shares)	64	64
Paid-in-capital	427,320	427,320
Accumulated other comprehensive income, net of income tax	823	823
Retained earnings (deficit)	(19,782)	5,241

Total common stockholder’s equity	408,425	433,448

	$949,879	$972,792

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$(25,023)	$5,172
Adjustments to reconcile net earnings (loss) to
net cash flows from operating activities:
Depreciation and amortization	19,072	15,724
Impairment of goodwill	34,456	-
Deferred income tax expense (benefit)	(2,712)	(2,205)
Other, net	(1,254)	(693)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(4,310)	(8,686)
Materials and supplies	5	(292)
Other current assets	59	(549)
Other assets	(668)	(315)
Accounts payable	514	(5,508)
Accrued interest and taxes	1,614	(2,422)
Other current liabilities	1,456	(12,895)
Other liabilities	305	(539)
Net cash flows from operating activities	23,514	(13,208)

Cash Flows From Investing Activities -
Utility plant additions	(22,464)	(17,249)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash Flow From Financing Activities:
Short-term borrowings	150,000	-
Short-term borrowings – affiliate	(1,304)	27,200
Redemption of long-term debt	(148,935)	(100,500)
Equity contribution by parent	-	101,249
Other, net	(925)	-
Net cash flows from financing activities	(1,164)	27,949

Change in Cash and Cash Equivalents	(114)	(2,508)
Cash and Cash Equivalents at Beginning of Period	187	2,542
Cash and Cash Equivalents at End of Period	$73	$34

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$10,112	$14,127
Income taxes paid (refunded), net	$(858)	$-

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

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

				Accumulated		Total
	Common Stock			Other		Common
	Number of	Aggregate	Paid-in	Comprehensive	Retained	Stockholder’s
	Shares	Value	Capital	Income	Earnings (Deficit)	Equity
			(Dollars in thousands)

Balance at December 31, 2007	6,358	$64	$427,320	$823	$5,241	$433,448
Net earnings (loss)	-	-	-	-	(25,023)	(25,023)
Balance at June 30, 2008	6,358	$64	$427,320	$823	$(19,782)	$408,425

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net Earnings (Loss) and Comprehensive Income	$(28,753)	$4,234	$(25,023)	$5,172

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at June 30, 2008 and December 31, 2007, the consolidated results of operations and comprehensive income for the three months and six months ended June 30, 2008 and 2007 and the consolidated cash flows for the six months ended June 30, 2008 and 2007.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could ultimately differ from those estimated.  The results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

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

Principles of Consolidation

The Condensed Consolidated Financial Statements of each of PNMR, PNM, and TNMP include their accounts and those of subsidiaries in which that entity owns a majority voting interest.  PNMR’s primary subsidiaries are PNM, TNMP, First Choice and, through May 31, 2007, Altura.  PNM consolidates the PVNGS Capital Trust and Valencia.  See Note 16.  PNMR shared services’ administrative and general expenses, which represent costs that are primarily driven by corporate level activities, are allocated to the business segments.  Other significant intercompany transactions between PNMR, PNM, and TNMP include transmission and distribution services, lease payments, dividends paid on common stock, and interest paid by PVNGS Capital Trust to PNM.  All intercompany transactions and balances have been eliminated.  See Note 12.

Presentation

The Notes to the Condensed Consolidated Financial Statements include disclosures for PNMR, PNM, and TNMP.  For discussion purposes, this report will use the term “Company” when discussing matters of common applicability to PNMR, PNM and TNMP.  Discussions regarding only PNMR, PNM or TNMP will be indicated as such.  Certain amounts in the 2007 Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2008 financial statement presentation.

Dividends on Common Stock

Dividends on PNMR’s common stock are declared by its Board.  The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board.  This has historically resulted in dividends considered to be attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year.  The Board declared dividends on common stock considered to be for the second quarter of $0.23 per share in July 2007.  On August 11, 2008, the Board declared a dividend of $0.125 per share.  The amounts declared in July 2007 and August 2008 are reflected as being in the second quarter and included in “Dividends Declared per Common Share” on the PNMR Condensed Consolidated Statements of Earnings (Loss).  On August 12, 2008, PNM declared a dividend payable to PNMR amounting to $40 million.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)	Acquisitions and Dispositions

PNM Gas Sale; Termination of Cap Rock Acquisition

On January 12, 2008, PNM reached a definitive agreement to sell its natural gas operations, which comprise the PNM Gas segment, to NMGC, a subsidiary of Continental, for $620 million in cash. In a separate transaction conditioned upon the sale of the natural gas operations, PNMR proposed to acquire CRHC, Continental’s regulated Texas electric transmission and distribution business, for $202.5 million in cash.  On July 22, 2008, PNMR and Continental agreed to terminate the agreement for the acquisition of CRHC.  The termination agreement provides that Continental will pay PNMR $15.0 million, but only upon the closing of the PNM Gas transaction.  PNMR expects to use the proceeds from the sale of PNM Gas to retire debt, fund future electric capital expenditures and for other corporate purposes. The agreement for the sale of PNM Gas contains a number of customary representations and warranties and indemnification provisions as well as closing conditions, including regulatory and third party approvals.  The parties may terminate the agreement under certain circumstances and may be obligated to pay a termination fee in connection therewith.  The sale of the natural gas operations is subject to, among other conditions, receiving approval from the NMPRC.  On June 13, 2008, PNMR received notice of early termination of the waiting period required under the Hart-Scott-Rodino antitrust rules.  Notification of early termination is considered antitrust clearance of the transaction.  The Company filed testimony with the NMPRC in March 2008 for approvals required for the sale of its gas utility operations and for transition services to be provided to NMGC.  Hearings have been rescheduled to begin September 12, 2008.  Pending all approvals, the transaction is expected to close by the end of 2008. There are no material relationships between the PNMR and Continental parties other than in respect of the transactions described herein. See Note 14 for financial information concerning PNM Gas, which is classified as discontinued operations in the accompanying financial statements.

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

As part of the acquisition of Twin Oaks, PNMR determined the fair value of two contractual obligations to sell power.  The first contract obligated Altura to sell power through September 2007 at which time the second contract began and extends for three years.  In comparing the pricing terms of the contractual obligations against the forward price of electricity in the relevant market at the acquisition date, PNMR concluded that the contracts were below market.  In accordance with SFAS 141, the contracts were recorded at fair value to be amortized as an increase in operating revenue over the contract periods.  The amortization matches the difference between the forward price curve and the contractual obligations for each month in accordance with the contract as of the acquisition date.  For the first contract, a liability of $147.3 million was recorded and $29.6 million was recorded for the second contract.  During the three months and six months ended June 30, 2007, PNMR amortized $20.0 million and $35.0 million for the first contract and nothing for the second contract.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM Electric

PNM Electric includes the retail electric utility operations of PNM that are subject to traditional rate regulation by the NMPRC.  PNM Electric provides integrated electricity services that include the generation, transmission and distribution of electricity for retail electric customers in New Mexico as well as the sale of transmission to third parties.  PNM Electric includes the generation and sale of electricity into the wholesale market.  This includes optimization of PNM’s jurisdictional assets as well as the capacity of its generating plants excluded from retail rates.   Although the FERC has jurisdiction over the wholesale rates, they are not subject to traditional rate of return regulation.  PNM Electric also includes the purchase power contract with Valencia, which is a variable interest entity and is consolidated by PNM.  See Note 16.

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

First Choice

First Choice is a certified retail electric provider operating in Texas, which allows it to provide electricity to residential, small and large commercial, industrial and institutional customers.  Although First Choice is regulated in certain respects by the PUCT, it is not subject to traditional rate of return regulation.  First Choice has also entered into speculative trading transactions in order to attempt to take advantage of market opportunities.  As explained in Note 4, First Choice has closed out its speculative positions and has ended any further speculative trading due to market volatility and the deterioration of the forward basis market.  On August 11, 2008, PNMR announced that it has decided to pursue strategic alternatives for First Choice.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Corporate and Other

PNMR Services Company is included in the Corporate and Other segment.  Corporate and Other also reflects activities of the PNMR holding company, including earnings (loss) of EnergyCo and interest expense on PNMR short-term and long-term debt.

The following tables present summarized financial information for PNMR by reportable segment. Excluding PNM Gas, which is presented as discontinued operations, PNM has only one reporting segment.  TNMP also operates in only one reportable segment.  Therefore, tabular segment information is not presented for PNM and TNMP.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR SEGMENT INFORMATION

	PNM	TNMP	First	Corporate
2008	Electric	Electric	Choice	and Other	Consolidated
			(In thousands)
Three Months Ended June 30, 2008:
Operating revenues	$386,034	$32,209	$162,224	$(157)	$580,310
Intersegment revenues	24	14,909	-	(14,933)	-
Total revenues	386,058	47,118	162,224	(15,090)	580,310
Cost of energy	247,589	7,935	158,082	(14,908)	398,698
Gross margin	138,469	39,183	4,142	(182)	181,612
Operating expenses	147,210	51,969	72,803	(2,260)	269,722
Depreciation and amortization	20,896	8,777	579	4,398	34,650
Operating income (loss)	(29,637)	(21,563)	(69,240)	(2,320)	(122,760)

Interest income	4,878	4	393	(863)	4,412
Equity in net earnings (loss) of EnergyCo	-	-	-	(2,523)	(2,523)
Other income (deductions)	(2,185)	596	(7)	(2,054)	(3,650)
Net interest charges	(17,623)	(4,365)	(320)	(9,712)	(32,020)

Segment earnings (loss) before income taxes	(44,567)	(25,328)	(69,174)	(17,472)	(156,541)

Income taxes (benefit)	2,441	3,425	(8,755)	(7,536)	(10,425)
Preferred stock dividend requirements	132	-	-	-	132

Segment net earnings (loss) from continuing operations	$(47,140)	$(28,753)	$(60,419)	$(9,936)	$(146,248)

Six Months Ended June 30, 2008:
Operating revenues	$638,673	$60,027	$246,393	$(281)	$944,812
Intersegment revenues	50	29,319	-	(29,369)	-
Total revenues	638,723	89,346	246,393	(29,650)	944,812
Cost of energy	383,284	15,747	263,351	(29,303)	633,079
Gross margin	255,439	73,599	(16,958)	(347)	311,733
Operating expenses	273,793	67,443	88,258	(4,716)	424,778
Depreciation and amortization	41,866	17,136	1,049	8,635	68,686
Operating income (loss)	(60,220)	(10,980)	(106,265)	(4,266)	(181,731)

Interest income	10,969	5	870	(1,902)	9,942
Equity in net earnings (loss) of EnergyCo	-	-	-	(27,606)	(27,606)
Other income (deductions)	(7,656)	992	(72)	(3,611)	(10,347)
Net interest charges	(31,726)	(9,354)	(614)	(18,161)	(59,855)

Segment earnings (loss) before income taxes	(88,633)	(19,337)	(106,081)	(55,546)	(269,597)

Income taxes (benefit)	(14,648)	5,686	(21,597)	(21,918)	(52,477)
Preferred stock dividend requirements	264	-	-	-	264

Segment net earnings (loss) from continuing operations	$(74,249)	$(25,023)	$(84,484)	$(33,628)	$(217,384)

At June 30, 2008:
Total assets*	$3,549,985	$949,879	$544,531	$463,284	$5,507,679
Goodwill	$51,632	$226,665	$88,559	$-	$366,856

*  Excludes total assets of PNM Gas discontinued operations of $619,114.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR SEGMENT INFORMATION

2007	PNM	TNMP		First	Corporate
	Electric	Electric	Altura	Choice	and Other	Consolidated
Three Months Ended June 30, 2007			(In thousands)
Operating revenues	$300,331	$26,480	$28,592	$150,002	$164	$505,569
Intersegment revenues	-	17,056	-	31	(17,087)	-
Total revenues	300,331	43,536	28,592	150,033	(16,923)	505,569
Cost of energy	185,346	7,221	9,897	125,863	(16,862)	311,465
Gross margin	114,985	36,315	18,695	24,170	(61)	194,104
Operating expenses	89,653	17,719	5,066	12,961	8,587	133,986
Depreciation and amortization	20,729	7,041	3,074	470	2,908	34,222
Operating income (loss)	4,603	11,555	10,555	10,739	(11,556)	25,896

Interest income	7,192	776	28	534	(947)	7,583
Equity in net earnings of EnergyCo	-	-	-	-	2,272	2,272
Other income (deductions)	2,073	724	1	8	(3,538)	(732)
Net interest charges	(12,741)	(6,871)	(3,066)	(1,061)	(3,255)	(26,994)

Segment earnings (loss) before income taxes	1,127	6,184	7,518	10,220	(17,024)	8,025

Income taxes (benefit)	350	1,950	2,976	3,854	(23,065)	(13,935)
Preferred stock dividend requirements	132	-	-	-	-	132

Segment earnings from continuing operations	$645	$4,234	$4,542	$6,366	$6,041	$21,828

Six Months Ended June 30, 2007
Operating revenues	$540,683	$50,641	$65,395	$285,520	$374	$942,613
Intersegment revenues	-	33,823	-	78	(33,901)	-
Total revenues	540,683	84,464	65,395	285,598	(33,527)	942,613
Cost of energy	288,519	14,392	22,063	236,679	(33,376)	528,277
Gross margin	252,164	70,072	43,332	48,919	(151)	414,336
Operating expenses	177,910	36,369	17,326	28,118	11,199	270,922
Depreciation and amortization	41,484	14,041	7,684	941	4,913	69,063
Operating income (loss)	32,770	19,662	18,322	19,860	(16,263)	74,351

Interest income	14,898	864	146	1,017	450	17,375
Equity in net earnings of EnergyCo	-	-	-	-	1,610	1,610
Other income (deductions)	2,541	973	-	(34)	(3,239)	241
Net interest charges	(25,887)	(13,949)	(8,564)	(1,176)	(12,319)	(61,895)

Segment earnings (loss) before income taxes	24,322	7,550	9,904	19,667	(29,761)	31,682

Income taxes (benefit)	9,187	2,378	3,921	7,419	(28,459)	(5,554)
Preferred stock dividend requirements	264	-	-	-	-	264

Segment earnings (loss) from continuing operations	$14,871	$5,172	$5,983	$12,248	$(1,302)	$36,972

At June 30, 2007:
Total Assets*	$3,427,895	$1,002,001	$-	$409,602	$363,288	$5,202,786
Goodwill	$102,601	$260,144	$-	$131,768	$-	$494,513

*  Excludes total assets of PNM Gas discontinued operations of $590,167.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)	Energy Related Derivative Contracts and Fair Value Disclosures

Energy Related Derivative Contracts

Overview

Under derivative accounting and related rules for energy contracts, the Company accounts for its various derivative instruments for the purchase and sale of energy based on the Company’s intent.   Energy contracts that do not qualify for the normal sales and purchases exception are recorded at fair value.   Note 8 of Notes to Consolidated Financial Statements in the 2007 Annual Reports on Form 10-K contains information regarding energy related derivative contracts.  See Note 7 for additional information regarding interest rate swaps, which are fair value hedges.

For derivative transactions meeting the definition of a cash flow or fair value hedge, the Company documents the relationships between the hedging instruments and the items being hedged.  This documentation includes the strategy that supports executing the specific transaction and the methods utilized to assess the effectiveness of the hedges.  Changes in the fair value of contracts qualifying for cash flow hedge accounting are included in accumulated other comprehensive income to the extent effective.  Ineffectiveness gains and losses were immaterial for the three months and six months ended June 30, 2008 and 2007.  The amounts shown as current assets and current liabilities relate to contracts that will be settled in the next twelve months.  Gains or losses related to cash flow hedge instruments are reclassified from accumulated other comprehensive income when the hedged transaction settles and impacts earnings.  Based on market prices at June 30, 2008, after-tax gains of less than $0.1 million for PNMR and losses of $8.3 million for PNM would be reclassified from other comprehensive income into earnings during the next twelve months. However, the actual amount reclassified into earnings will vary due to future changes in market prices.  As of June 30, 2008, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is through December 31, 2010.

The contracts recorded at fair value that do not qualify or are not designated for hedge accounting are classified as either trading transactions or economic hedges.  Trading transactions are defined as derivative instruments that are either speculative and expose the Company to market risk or transactions that lock in margin with no forward market risk and are not economic hedges.  Changes in the fair value of trading transactions are reflected on a net basis in operating revenues.  Economic hedges are defined as derivative instruments, including long-term power agreements, used to hedge generation assets, purchased power costs, and customer load requirements.  Changes in the fair value of economic hedges are reflected in results of operations, with changes related to sales contracts included in operating revenues and changes related to purchase contracts included in cost of energy.

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

Effective January 1, 2008, the Company adopted SFAS 157, SFAS 159, and FSP FIN 39-1. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  FSP 157-2 delayed the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis, primarily

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

goodwill and other intangible assets, and the Company has not elected to early adopt SFAS 157 for these items.  SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. FSP FIN 39-1 permits a reporting entity to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement and to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments in accordance with FSP FIN 39-1.

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

As stated in SFAS 157, valuations of derivative assets and liabilities must take into account nonperformance risk including the effect of the Company’s own credit standing.  Nonperformance risk refers to the risk that the obligation will not be fulfilled and affects the value at which the liability is transferred.  Effective January 1, 2008, the Company updated its methodology to include the impact of the nonperformance risk and its own credit standing. The Company did not elect to irrevocably fair value any additional financial assets and liabilities under SFAS 159 and did not elect to offset fair values of its derivative instruments under FSP FIN 39-1.

At June 30, 2008, amounts recognized for the right to reclaim cash collateral are $43.9 million for PNMR and $8.5 million for PNM.  In addition, obligations to return cash collateral were $2.2 million for PNMR and none for PNM.

The following tables do not include activity related to PNM Gas.  See Note 14.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR

PNMR’s commodity derivative instruments are summarized as follows:

	June 30,	December 31,	June 30,	December 31,
	2008	2007	2008	2007
Type of Derivative	Mark-to-Market Instruments		Hedge Instruments
		(In thousands)
Current Assets
Energy contracts	$92,621	$14,486	$-	$864
Swaps and futures	85,341	25,653	8,111	524
Options	46,564	7,372	12,976	358
Total current assets	224,526	47,511	21,087	1,746

Deferred Charges
Energy contracts	18,964	14,133	-	-
Swaps and futures	19,668	26,898	731	-
Options	-	4,663	-	-
Total deferred charges	38,632	45,694	731	-

Total Assets	263,158	93,205	21,818	1,746

Current Liabilities
Energy contracts	(145,464)	(19,842)	(16,911)	-
Swaps and futures	(65,827)	(25,308)	(899)	(1,058)
Options	(34,137)	(7,594)	-	(30)
Total current liabilities	(245,428)	(52,744)	(17,810)	(1,088)

Long-term Liabilities		-		-
Energy contracts	(14,017)	(42,009)	(9,895)	-
Swaps and futures	(16,815)	(4,465)	(42)	(32)
Options	-	(8,700)	-	-
Total long-term liabilities	(30,832)	(55,174)	(9,937)	(32)

Total Liabilities	(276,260)	(107,918)	(27,747)	(1,120)

Net Total Assets and Liabilities	$(13,102)	$(14,713)	$(5,929)	$626

First Choice Trading Activities

In 2007, First Choice entered into a series of forward trades that arbitraged basis differentials among certain ERCOT delivery zones.  During the three months ended March 31, 2008, these trades were negatively affected by extreme transmission congestion within the ERCOT market. This congestion resulted in historically high basis differences between the various delivery zones. As a result, in the first quarter of 2008, First Choice recorded a total pre-tax loss of $47.1 million in the trading margins from these speculative trades that is reflected in electric revenues. Because of continued market volatility and the concern that the forward basis market would continue to deteriorate, First Choice decided to end any further speculative trading.  In the second quarter of 2008, First Choice incurred an additional $1.9 million loss to close out remaining speculative positions, including transaction costs.  Of the speculative trading losses, $23.4 million has not cash settled and represents unrealized losses on its remaining forward positions at June 30, 2008.  The majority of these positions will cash settle before December 31, 2008.  No significant additional costs are expected related to speculative trading.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM

PNM’s commodity derivative instruments are summarized as follows:

	June 30,	December 31,	June 30,	December 31,
	2008	2007	2008	2007
Type of Derivative	Mark-to-Market Instruments		Hedge Instruments
		(In thousands)
Current Assets
Energy contracts	$620	$2,587	$-	$864
Swaps and futures	13,276	6,650	4,031	422
Options	12,726	4,336	-	-
Total current assets	26,622	13,573	4,031	1,286

Deferred Charges
Energy contracts	954	9,443	-	-
Swaps and futures	6,007	23,253	-	-
Options	-	4,663	-	-
Total deferred charges	6,961	37,359	-	-

Total Assets	33,583	50,932	4,031	1,286

Current Liabilities
Energy contracts	(6,251)	(6,872)	(16,911)	-
Swaps and futures	(14,723)	(6,037)	(842)	(868)
Options	-	(4,119)	-	-
Total current liabilities	(20,974)	(17,028)	(17,753)	(868)

Long-term Liabilities
Energy contracts	(185)	(38,172)	(9,895)	-
Swaps and futures	-	(693)	(42)	(32)
Options	-	(8,700)	-	-
Total long-term liabilities	(185)	(47,565)	(9,937)	(32)

Total Liabilities	(21,159)	(64,593)	(27,690)	(900)

Net Total Assets and Total Liabilities	$12,424	$(13,661)	$(23,659)	$386
Sale of Wholesale Contracts

On January 18, 2008, PNM entered into an agreement to sell certain wholesale power, natural gas and transmission contracts. These contracts represent a significant portion of the wholesale activity portfolio of PNM Electric, and include several long-term sales and purchase power agreements.  Included in the sales agreement were the Tri-State Pyramid Unit 4 operating lease and certain transmission agreements, which were not considered derivative instruments under SFAS 133.  The derivative contracts included in the sale were fair valued and reflected in the above table at December 31, 2007 as current assets of $6.3 million, deferred charges of $35.8 million, current liabilities of $10.7 million, and long-term liabilities of $47.6 million.  In connection with the adoption of SFAS 157, pre-tax gains on these contracts amounting to $17.2 million were recorded as an adjustment to January 1, 2008 retained earnings. On June 19, 2008 PNM completed the sale for $6.1 million.  PNM recognized gains on these contracts of $2.9 million and $5.1 million in the three months and six months ended June 30, 2008.  PNM provided the buyer with a $10 million letter of credit for 18 months in connection with PNM’s representations regarding the contracts.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Sale of Power from PVNGS Unit 3

In April 2008, PNM entered into three separate contracts for the sale of capacity and energy related to its entire ownership interest in PVNGS Unit 3, which is 135 MW.  Under two of the contracts, PNM will sell 90 MW of firm capacity and energy.  Under the remaining contract, PNM will sell 45 MW of unit contingent capacity and energy. The term of the contracts is May 1, 2008 through December 31, 2010.  Under the two firm contracts, the two buyers made prepayments of $40.6 million and $30.0 million.  These amounts are recorded to a deferred revenue account and amortized over the life of the contracts.  The amount to be amortized in the next 12 months is included in other current liabilities in the Condensed Consolidated Balance Sheet and the remainder is included in other deferred credits.  The prepayments received under the firm contracts, as well as required subsequent monthly payments on them, are shown as a financing activity in the Condensed Consolidated Statement of Cash Flows as required by GAAP.  The firm contracts are considered energy derivatives and a loss of $4.8 million was recognized at inception.  Future changes in the fair value of the firm contracts will be accounted for as cash flow hedges and included in accumulated other comprehensive income.  The contingent contract is accounted for as a normal sale.

Fair Value Disclosures

Effective January 1, 2008, the Company determines the fair market values of its instruments based on the fair value hierarchy established in SFAS 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs for the asset or liability.  The fair values determinations at June 30, 2008 are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Fair Value Measurements

	Total	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
PNMR
Assets
Commodity derivatives	$284,976	$116,113	$148,503	$20,360
NDT	130,806	88,216	42,590	-
Rabbi Trust	1,841	1,831	10	-
Interest rate swaps	803	-	803	-
Total Assets	418,426	206,160	191,906	20,360

Liabilities
Commodity derivatives	(304,007)	(72,704)	(230,806)	(497)
Interest rate swaps	(803)	-	(803)	-
Total Liabilities	(304,810)	(72,704)	(231,609)	(497)
Net Total Assets and Total Liabilities	$113,616	$133,456	$(39,703)	$19,863

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM
Assets
Commodity derivatives	$37,614	$6,401	$11,547	$19,666
NDT	130,806	88,216	42,590	-
Rabbi Trust	1,841	1,831	10	-
Interest rate swaps	803	-	803	-
Total Assets	171,064	96,448	54,950	19,666

Liabilities
Commodity derivatives	(48,849)	-	(48,849)	-
Interest rate swaps	(803)	-	(803)	-
Total Liabilities	(49,652)	-	(49,652)	-
Net Total Assets and Total Liabilities	$121,412	$96,448	$5,298	$19,666

A reconciliation of the changes in Level 3 fair value measurements is as follows:

Recurring Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
	PNMR	PNM	PNMR	PNM
		(In thousands)
Level 3 Fair Value Assets and Liabilities
Balance at December 31, 2007			$2,061	$2,679
Adoption of SFAS 157			16,407	16,407
Balance at beginning of period	$32,946	$33,348	18,468	19,086
Total gains included in earnings	6,912	7,605	16,164	16,917
Total gains included in other comprehensive income	88	-	88	-
Purchases, issuances, and settlements[1]	(20,083)	(21,287)	(14,857)	(16,337)
Balance at June 30, 2008[2]	$19,863	$19,666	$19,863	$19,666
Total gains included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the end of the period	$10,242	$10,484	$16,195	$16,632

(1)	Represents unearned and prepaid option premiums received and paid during the period for contracts still held at end of period and sale of PNM Electric wholesale contracts.
(2)	There were no transfers in or out of Level 3 during the period.

Gains and losses (realized and unrealized) for Level 3 fair value measurements included in earnings for the three and six months ended June 30, 2008 are reported in operating revenues and cost of energy as follows:

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30, 2008			June 30, 2008
PNMR	Operating Revenues	Cost of Energy	Total	Operating Revenues	Cost of Energy	Total
	(In thousands)
Total gains (losses) included in earnings	$(824)	$7,736	$6,912	$(1,087)	$17,251	$16,164
Change in unrealized gains or losses relating to assets still held at reporting date	$(351)	$10,593	$10,242	$(546)	$16,741	$16,195

PNM
Total gains (losses) included in earnings	$(213)	$7,818	$7,605	$(224)	$17,141	$16,917
Change in unrealized gains or losses relating to assets still held at reporting date	$-	$10,484	$10,484	$-	$16,632	$16,632

(5)	Earnings Per Share

In accordance with SFAS 128, dual presentation of basic and diluted earnings per share has been presented in the Condensed Consolidated Statements of Earnings of PNMR.  Information regarding the computation of earnings per share is as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Earnings (Loss):
Earnings (loss) from continuing operations	$ (146,248)	$ 21,828	$ (217,384)	$ 36,972
Earnings (loss) from discontinued operations	2,762	(1,588)	25,261	12,934
Net Earnings (Loss)	$ (143,486)	$ 20,240	$ (192,123)	$ 49,906

Average Number of Common Shares Outstanding	81,698	76,695	79,274	76,677
Dilutive Effect of Common Stock Equivalents (a):
Stock options and restricted stock	-	659	-	680
Equity-linked units	-	1,439	-	1,089
Average Common and Common Equivalent
Shares Outstanding	81,698	78,793	79,274	78,446

Per Share of Common Stock – Basic:
Earnings (loss) from continuing operations	$ (1.79)	$ 0.28	$ (2.74)	$ 0.48
Earnings (loss) from discontinued operations	0.03	(0.02)	0.32	0.17
Net Earnings (Loss)	$ (1.76)	$ 0.26	$ (2.42)	$ 0.65

Per Share of Common Stock – Diluted:
Earnings (loss) from continuing operations	$ (1.79)	$ 0.28	$ (2.74)	$ 0.47
Earnings (loss) from discontinued operations	0.03	(0.02)	0.32	0.17
Net Earnings (Loss)	$ (1.76)	$ 0.26	$ (2.42)	$ 0.64

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(a)
At June 30, 2008, PNMR had 2,890,155 out-of-the-money stock options and 873,200 in-the-money stock options that are anti-dilutive.  In addition, PNMR’s privately held equity-linked units are anti-dilutive.  Based on the current price of PNMR’s common stock, it is anticipated that 4,778,000 common stock equivalents will be issued in connection with the settlement of the purchase contracts that are contained in the units.

(6)	Stock-Based Compensation

Information concerning stock-based compensation plans is contained in Note 13 of Notes to Consolidated Financial Statements in the 2007 Annual Reports on Form 10-K.

Stock Options

The following table represents stock option activity for the six months ended June 30, 2008:

				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
		Exercise	Value	Contract Life
Options for PNMR Common Stock	Shares	Price	(In thousands)	(Years)

Outstanding at beginning of period	3,264,898	$23.26
Granted	554,261	11.91
Exercised	(5,001)	16.13
Forfeited	(50,803)	25.57

Outstanding at end of period	3,763,355	$21.54	$(36,010)	7.34

Options exercisable at end of period	2,634,551	$22.00	$(26,432)	5.84

Options available for future grant	1,942,024

The following table provides additional information concerning stock option activity for the six months ended June 30:

Options for PNMR Common Stock	2008	2007
	(In thousands, except per share amounts)

Weighted-average grant date fair value per share of options granted	$1.39	$4.70
Total intrinsic value of options exercised during the period	$15	$4,847

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock

The following table summarizes nonvested restricted stock activity for the six months ended June 30, 2008:

		Weighted-
		Average
Nonvested Restricted		Grant-Date
PNMR Common Stock	Shares	Fair Value

Nonvested at beginning of period	169,750	$26.09
Granted	125,250	$11.56
Vested	(79,656)	$25.70
Forfeited	(5,005)	$26.44

Nonvested at end of period	210,339	$17.54

The total fair value of shares of restricted stock that vested during the six months ended June 30, 2008 was $2.0 million.

(7)	Financing

Information concerning financing activities is contained in Note 6 of Notes to Consolidated Financial Statements in the 2007 Annual Reports on Form 10-K.

Financing Activities

On May 5, 2008, PNM entered into a $300 million unsecured delayed draw term loan facility (as amended, the “Term Loan Agreement”) with Merrill Lynch Bank USA, Morgan Stanley Senior Funding, Inc. and Wachovia Bank, National Association, as initial lenders. The Term Loan Agreement allowed PNM, at its option, to borrow, on no more than two occasions, up to $300 million at any time prior to 45 days before April 30, 2009.  In the event of a downgrade in senior unsecured debt credit ratings of PNM, PNM may be required to borrow money under the Term Loan Agreement.  Borrowings must be repaid on April 30, 2009, or 45 days before that date if PNM makes no optional borrowings under the credit facility.  PNM must pay interest and fees from time to time based upon its then-current senior unsecured debt credit ratings.  The Term Loan Agreement is to be used for general corporate purposes.  Borrowings under the Term Loan Agreement are conditioned on the ability of PNM to make certain representations.  The Term Loan Agreement includes customary covenants, including requirements to maintain a maximum consolidated debt-to-consolidated capitalization ratio and a minimum consolidated earnings before interest, income taxes, depreciation and amortization to consolidated interest expense ratio.  The Term Loan Agreement provides that if PNM receives net cash proceeds from the sale of certain debt securities or the sale of assets, the amount of the commitments under the Term Loan Agreement may be reduced.  As described below, on May 13, 2008, PNM completed the offering of $350 million aggregate principal amount of senior unsecured notes.  On May 28, 2008, PNM was notified that the lenders under the Term Loan Agreement had reduced their commitments to $150 million.  The Term Loan Agreement provides that upon the closing of the sale of PNM Gas described in Note 2, any amounts outstanding must be repaid and remaining commitments for borrowings would be terminated.  No borrowings have been made under the Term Loan Agreement.

On May 8, 2008, PNM entered into a $100 million unsecured letter of credit facility pursuant to a reimbursement agreement (as amended, the “Reimbursement Agreement”) with Deutsche Bank AG and Royal Bank of Canada, as lenders.  The Reimbursement Agreement allows PNM to obtain, from time to time, standby letters of credit up to the aggregate amount of $100 million at any time prior to April 30, 2009.  The letter of credit and commitment fees will vary depending upon the then-current senior unsecured debt credit rating for PNM.  The Reimbursement Agreement will be used for general corporate purposes, including supporting margin requirements

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

under hedging agreements.  Letter of credit issuances under the Reimbursement Agreement are conditioned on the ability of PNM to make certain customary representations.  The Reimbursement Agreement includes customary covenants, including requirements to maintain a maximum consolidated debt-to-consolidated capitalization ratio and a minimum consolidated earnings before interest, income taxes, depreciation and amortization to consolidated interest expense ratio.  No letters of credit have been issued under this arrangement.

    On May 16, 2008, PNM issued $350 million aggregate principal amount of senior unsecured notes. The notes pay interest semi-annually at a rate of 7.95% per year, payable on May 15 and November 15 of each year, beginning November 15, 2008, and mature on May 15, 2018.

PNMR previously issued 4,945,000 6.75% publicly held equity-linked units.  Each of these equity-linked units consisted of a purchase contract and a 5.0% undivided beneficial ownership interest in one of PNMR’s senior notes with a stated amount of $1,000, which corresponds to a $50.00 stated amount of PNMR’s senior notes. The senior notes were scheduled to mature in May 2010 (subject to the remarketing described below) and bore interest at a rate of 4.8% per year.  The purchase contracts entitled their holders to contract adjustment payments of 1.95% per year on the stated amount of $50.00.  Each purchase contract contained a mandatory obligation for the holder to purchase, and PNMR to sell, at a purchase price of $50.00 in cash, shares of PNMR’s common stock on or before May 16, 2008.  Generally, the number of shares each holder of the equity-linked units was obligated to purchase depended on the average closing price per share of PNMR’s common stock over a 20-day trading period ending on the third trading day immediately preceding May 16, 2008, with an adjusted maximum price of $32.08 per share and minimum price of $26.29 per share.  In accordance with the terms of the equity-linked units, the senior note components were remarketed prior to May 16, 2008.  The proceeds from the remarketed senior notes amounted to $247.3 million and were utilized by the holders of the equity-linked units to satisfy their obligations to purchase 9,403,412 shares of PNMR’s common stock for the same aggregate amount on May 16, 2008.  In connection with the remarketed senior notes, PNMR sold an additional $102.7 million of senior notes with the same terms for a total offering of $350 million.  The senior notes pay interest semi-annually at a rate of 9.25% per year, payable on May 15 and November 15 of each year, beginning November 15, 2008, and mature on May 15, 2015.

PNMR also has outstanding 4,000,000 privately held 6.625% equity-linked units.  Each of these equity-linked units consists of a purchase contract and a 2.5% undivided beneficial ownership interest in one of PNMR’s senior notes with a stated amount of $1,000, which corresponds to a $25.00 stated amount of PNMR’s senior notes.  The ownership interest in the senior notes is pledged to secure the holder’s obligation to purchase PNMR common or preferred stock under the related purchase contract.  The senior notes are scheduled to mature in August 2010 (subject to the remarketing described below) and bear interest at the annual rate of 5.1%.  The purchase contracts entitle the holder to quarterly contract adjustment payments of 1.525% per year on the stated amount of $25.00.  Each purchase contract contains a mandatory obligation for the holder to purchase, and PNMR to sell, at a purchase price of $25.00 in cash, shares of PNMR’s common stock (or preferred stock in a ratio of 1/10 of a preferred share for each share of common stock) aggregating $100 million on or before November 16, 2008.  Generally, the number of shares the holder is obligated to purchase depends on the average closing price per share of PNMR’s common stock over a 20-day trading period ending on the third trading day immediately preceding November 16, 2008, with a maximum price of $25.12 per share and minimum price of $20.93 per share.  Beginning on November 7, 2008, PNMR will attempt to remarket the senior notes.  If the remarketing is successful, the interest rate on the senior notes may change to a rate selected by the remarketing agent, and the maturity of the senior notes may be extended to a date selected by PNMR subject to certain conditions.  If the remarketing of the senior notes is not successful, the maturity and interest rate of the senior notes will not change and holder of the equity-linked units will have the option of putting its senior notes to PNMR to satisfy its obligations under the purchase contracts.  Although there can be no assurance, PNMR expects that the remarketing of the senior notes will be successful.

Short-term Debt

PNMR and PNM have revolving credit facilities for borrowings up to $600 million under the PNMR Facility and $400 million under the PNM Facility that primarily expire in 2012 and local lines of credit amounting to $10.0 million and $8.5 million.  PNMR and PNM also have commercial paper programs under which they may issue up to

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$400 million and $300 million of commercial paper although these commercial paper programs are currently suspended and no commercial paper has been issued since March 11, 2008.  The revolving credit facilities serve as support for the commercial paper programs.  Operationally, this means the aggregate borrowings under the commercial paper program and the revolving credit facility for each of PNMR and PNM cannot exceed the maximum amount of the revolving credit facility for that entity.

On March 7, 2008, TNMP entered into a $150 million short-term bank loan agreement with two banks.  TNMP borrowed $150 million under this agreement on April 9, 2008 and used the proceeds to redeem the remaining $148.9 million of its 6.125% senior unsecured notes prior to the maturity date of June 1, 2008.

On May 15, 2008, TNMP entered into a credit agreement with eight lenders for the TNMP Facility.  The TNMP Facility provides TNMP with a revolving credit facility for up to $200 million.  In connection with entering into the TNMP Facility, TNMP withdrew as a borrower under the PNMR Facility and is no longer a party under the PNMR Facility.  There have been no borrowings under the TNMP Facility.

At June 30, 2008, the weighted average interest rate was 3.83% for the PNMR Facility, 3.67% for the PNM Facility, and 3.40% for the TNMP short-term bank loan. Short-term debt outstanding consists of:

	June 30,	December 31,
Short-term Debt	2008	2007
	(In thousands)

PNM
Commercial paper	$ -	$ -
Revolving credit facility	-	321,000
Delayed draw term loan facility	-	-
Local lines of credit	-	-
Total PNM	-	321,000
TNMP
Short-term bank loan	150,000	-
Revolving credit facility	-	-
Total TNMP	150,000	-
PNMR
Commercial paper	-	-
Revolving credit facility	190,000	343,500
Local lines of credit	-	1,400
Total PNMR	190,000	344,900
Total PNM, TNMP and PNMR	340,000	665,900
Valencia	86,651	-

	$ 426,651	$ 665,900

The June 30, 2008 Condensed Consolidated Balance Sheets of PNMR and PNM include $86.7 million of short-term debt of Valencia, which is a variable interest entity that is consolidated by PNM beginning May 30, 2008.  See Note 16.  As of June 30, 2008, TNMP had outstanding borrowings of $2.1 million from PNMR under its intercompany loan agreement.

At August 4, 2008, PNMR, PNM, and TNMP had $252.8 million, $380.7 million, and $198.5 million of availability under their respective revolving credit facilities and local lines of credit, including reductions of availability due to outstanding letters of credit.  In addition, PNM had availability of $150 million under the Term Loan Agreement and $100 million under the Reimbursement Agreement.  Total availability at August 4, 2008 was $630.7 million for PNM and, on a consolidated basis, $1,082.0 million for PNMR.  At August 4, 2008, PNMR,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM, and TNMP had cash balances of $54.8 million, $54.4 million, and none.

PNMR has entered into three fixed-to-floating interest rate swaps with an aggregate notional principal amount of $150.0 million.  Under these swaps, PNMR receives a 4.40% fixed interest payment on the notional principal amount on a semi-annual basis and pays a floating rate equal to the six month LIBOR plus 58.15 basis points (0.5815%) on the notional amount through September 15, 2008.  The floating rate was 6.09% at December 31, 2007 and was reset to 3.28% on March 17, 2008.  The swaps are accounted for as fair-value hedges with an asset position of $0.8 million at June 30, 2008, with a corresponding addition to current maturities of long-term debt.

Stockholders’ Equity

See Financing Activities above for information on PNMR common stock issued in connection with its publicly held equity-linked units.  PNMR offers new shares of PNMR common stock through the PNMR Direct Plan and an equity distribution agreement.  The equity distribution agreement is currently suspended.  For the six months ended June 30, 2008, PNMR sold 128,177 shares of its common stock through the PNMR Direct Plan for net proceeds of $1.8 million.  PNMR also issued 44,621 shares of its common stock for $0.5 million through its ESPP during the six months ended June 30, 2008.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2008	2007	2008	2007	2008	2007
			(In thousands)

Components of Net Periodic
Benefit Cost (Income)
Service cost	$-	$72	$356	$1,264	$28	$28
Interest cost	16,634	15,906	4,172	3,856	568	544
Expected long-term return on assets	(20,672)	(20,389)	(3,064)	(2,927)	-	-
Amortization of net loss	962	1,944	2,408	2,922	26	46
Amortization of prior service cost	158	158	(2,844)	(2,844)	6	6
Net periodic benefit cost (income)	$(2,918)	$(2,309)	$1,028	$2,271	$628	$624

PNM does not anticipate making any contributions to the pension plan trust during 2008.  For the three months ended June 30, 2008 and 2007, PNM contributed $1.8 million and $1.5 million to trusts for other postretirement benefits and $2.8 million and $3.1 million for the six months ended June 30, 2008 and 2007.  PNM expects to make contributions totaling $4.9 million during the year ended December 31, 2008 to the trust for other postretirement benefits.  Disbursements under the executive retirement program, which are funded by the Company and considered to be contributions to the plan, were $0.4 million and $0.4 million in the three months ended June 30, 2008 and 2007 and $0.8 million and $0.8 million in the six months ended June 30, 2008 and 2007, and are expected to total $1.5 million during 2008.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2008	2007	2008	2007	2008	2007
			(In thousands)
Components of Net Periodic
Benefit Cost (Income)
Service cost	$-	$-	$142	$196	$-	$-
Interest cost	2,122	2,114	358	330	38	38
Expected long-term return on assets	(3,318)	(3,420)	(244)	(228)	-	-
Amortization of net gain	(72)	(4)	(136)	(78)	-	-
Amortization of prior service cost	-	-	30	30	-	-
Net Periodic Benefit Cost (Income)	$(1,268)	$(1,310)	$150	$250	$38	$38

TNMP does not anticipate making any contributions to the pension trust during 2008.  For the three months ended June 30, 2008 and 2007, TNMP made no and $0.3 million contributions to the trust for other postretirement benefit and made $0.2 million and $0.3 million for the six months ended June 30, 2008 and 2007.  TNMP expects to make contributions totaling $0.4 million during the year ended December 31, 2008 to the trust for other postretirement benefits.  Disbursements under the executive retirement program, which are funded by the Company and considered to be contributions to the plan, were less than $0.1 million in the three months and six months ended June 30, 2008 and 2007, and are expected to total $0.2 million during 2008.

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

Commitments and Contingencies Related to the Environment

Renewable Portfolio Standard

The Renewable Energy Act of 2004 was enacted to encourage the development of renewable energy in New Mexico.  The act establishes a mandatory renewable energy portfolio standard requiring a utility to acquire a renewable energy portfolio equal to 5% of retail electric sales by January 1, 2006 and, as amended effective July 1, 2007, increasing to 10% by 2011, 15% by 2015 and 20% by 2020.  The act provides for streamlined proceedings for approval of utilities’ renewable energy procurement plans, assures utilities recovery of costs incurred consistent with approved procurement plans and requires the NMPRC to establish a reasonable cost threshold for the procurement of renewable resources to prevent excessive costs being added to rates. The NMPRC has established a reasonable

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

cost threshold that began at 1 percent of all customers’ aggregated overall annual electric charges, increasing by 0.2 percent annually until 2011, at which time it will be 2 percent, and then increasing by 0.25 percent annually until reaching 3 percent in 2015.

On July 1, 2008, PNM filed its annual renewable energy plan for 2009.  Costs incurred under a NMPRC-approved plan are authorized to be included for recovery in a future rate proceeding.  PNM requested: (1) approval to continue its program for purchasing RECs from customers with photovoltaic (“PV”) distributed generation systems sized no larger than 10 kW at a price of $0.13 per REC per kWh generated, which was initially approved in December 2005, beyond the currently authorized budget and cost recovery in order to avoid a suspension of the program that would otherwise be necessary by early 2010; (2) approval to implement a program to acquire RECs from customers with PV systems sized greater than 10 kW and up to 1 MW at a price of $0.13 per REC per kWh generated and for cost recovery; and (3) approval to supplement the plan with any new projects that result for the two requests for proposals (“RFPs”) that PNM has recently issued for renewable resources.  One of the RFPs was jointly issued with three other electric providers for a concentrated solar power project using solar parabolic trough technology that would be located in New Mexico.  The second RFP was for diverse non-wind renewable energy.  PNM’s filing also reported on PNM's termination of the biomass project described below and indicated that PNM may need additional resources to meet the renewable energy portfolio standard requirement for 2010 and the diversity requirements for 2011.

The Clean Air Act

Regional Haze

On April 22, 1999, the EPA announced final regional haze rules.  These regulations required states to submit state implementation plans (“SIPs”) by December 2007 to demonstrate “reasonable progress” towards achieving natural visibility conditions in certain “Class I Areas,” including several on the Colorado Plateau.  SIPs are required to consider and potentially apply BART for certain older major stationary sources.

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

The NMED had requested a BART analysis for nitrogen oxides and particulates be done for each of the four units at SJGS.  PNM submitted the analysis to the NMED in early June 2007.  Based on the results of the BART analysis, PNM did not recommend that any additional pollution control equipment be installed on any of the SJGS units beyond that which is being installed. PNM believes the controls being installed constitute BART.  The NMED is presently reviewing the analysis.  Potentially, additional nitrogen oxide emission reductions could be required.  The nature and cost of compliance with these potential requirements cannot be determined at this time.

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

Citizen Suit Under the Clean Air Act

PNM reached an impasse with the Grand Canyon Trust and Sierra Club (“Plaintiffs”) and with the NMED with respect to certain matters under a consent decree of May 10, 2005.  As a result, PNM filed petitions with the U.S. District Court for the District of New Mexico on October 6 and 12, 2006, seeking a determination that PNM had complied with the consent decree with respect to the matters at issue.  The controversies related to PNM’s reports on NOX controls and demisters at SJGS.  PNM reached an agreement with the Plaintiffs and the NMED concerning these issues which was set forth in a stipulated order entered by the court approving the settlement on December 27, 2006.

The consent decree includes a provision whereby stipulated penalties are assessed for non-compliance with specified emissions limits.  Stipulated penalty amounts are placed in escrow on a quarterly basis pending review of SJGS’s emissions performance for each quarter.  As of June 30, 2008, PNM’s share of the total amount of stipulated penalties is $3.2 million of which $3.0 million had been deposited into the escrow account and the remaining amount was deposited subsequently.  By letter dated March 20, 2007, the NMED and Plaintiffs requested information concerning PNM’s calculation of potential stipulated penalty amounts and the amounts held in escrow.  PNM submitted its response to NMED on May 23, 2007.  To date, the NMED has taken no further action with respect to the requested information.

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

Four Corners Federal Implementation Plan Litigation

On April 30, 2007, the EPA adopted a source specific FIP to set air quality standards at Four Corners.  The FIP essentially federalizes the requirements contained in the New Mexico State Implementation Plan, which Four Corners has historically followed.  The FIP also includes a requirement to maintain and enhance dust suppression methods.  On July 2, 2007, APS, the plant operator, filed a petition for review in the U.S. District Court of Appeals for the Tenth Circuit seeking revisions to the FIP to clarify certain requirements and allow operational flexibility.  The Sierra Club has intervened in this action.  On July 6, 2007, the Sierra Club and other parties filed a petition for review with the same court challenging the FIP’s compliance with the Clean Air Act and APS has intervened in their action.  In APS’ lawsuit, APS challenges two key provisions of the FIP:  a 20% opacity limit on certain fugitive dust emissions, which the EPA filed a motion to remand and vacate in early December 2007, and a 20% stack opacity limit on Units 4 and 5.  Briefing in this case is now complete and oral argument occurred in May 2008.  APS anticipates that the court will issue its opinion before the end of 2008.  Although the Company cannot predict the outcome or the timing of these matters, the Company does not believe that they will have a material adverse impact on the Company’s financial position, results of operations or cash flows.

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

Coal Combustion Waste Disposal

SJCC currently disposes of coal combustion products consisting of fly ash, bottom ash, and gypsum from SJGS in the surface mine pits adjacent to the plant.  The Office of Surface Mining is in the process of developing revisions to the Surface Mining Control and Reclamation Act (“SMCRA”) Title IV and V that would specifically address the placement of coal combustion products (“CCP’s”) in surface mines.  PNM understands that these revisions do not represent a major overhaul of the SMCRA regulations and will continue to support the mine placement of CCP’s.  PNM expects the proposed regulations to be published by the end of summer 2008.

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

In June, the U.S. House of Representatives Subcommittee on Energy and Mineral Resources conducted an oversight hearing on how the federal government should address the health and environmental risks of coal combustion wastes.  This is the first of a number of hearings the subcommittee will hold.  PNM cannot predict the outcome of these hearings but does not believe additional regulations will result.

Gila River Indian Reservation Superfund Site

By letter dated April 25, 2008, the EPA informed PNM that it may be a PRP in the Gila River Indian Reservation Superfund Site in Maricopa County, Arizona.  PNM, along with SRP, APS and EPE, owns a parcel of property on which a transmission pole and a portion of a transmission line are located.  The property abuts the Gila River Indian Community boundary and, at one time, may have been part of an airfield where crop dusting took place.  Currently, the EPA is only seeking payment from PNM and other PRPs for past cleanup-related costs involving contamination from the crop dusting.  Based upon the total amount of cleanup costs reported by the EPA in its letter to PNM, the resolution of this matter is not expected to have a material adverse impact on PNM’s financial position, results of operations, or cash flows.

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

Preliminary work in support of the NRC’s enhanced inspection regime took place throughout the summer of 2007.  On June 21, 2007, the NRC issued an initial confirmatory action letter confirming APS’ commitments regarding specific actions APS will take to improve PVNGS’ performance.  From October 1, 2007, through November 2, 2007, a team of NRC inspectors performed on-site in-depth inspections of PVNGS equipment and operations.  The NRC’s inspection results were presented at a public meeting on December 19, 2007, and documented in an NRC letter to APS dated February 1, 2008.  The inspection report indicated that the facility is being operated safely but also identified certain performance deficiencies.  On December 31, 2007, APS submitted its improvement plan to the NRC, which addresses issues identified by APS management during its site-wide assessments of equipment and operations that occurred during 2007.  The NRC reviewed the adequacy of this improvement plan and issued a revised confirmatory action letter on February 15, 2008 that outlines the actions APS must take in order for the NRC to return the PVNGS site to the NRC’s routine inspection and assessment process.   This revised confirmatory action letter was anticipated as part of the NRC’s inspection procedure.  On March 31, 2008, APS submitted to the NRC a revision to its improvement plan to address issues raised by the NRC in its inspection report.  The NRC will continue to provide increased oversight at PVNGS until the facility demonstrates sustained performance improvement.  APS continues to cooperate fully with the NRC throughout this process.

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

California Refund Proceeding

SDG&E filed a complaint with the FERC in 2000 against sellers into the California wholesale electric market. In 2002, the FERC ALJ issued the Proposed Findings on California Refund Liability, in which it determined that the Cal ISO and Cal PX had, for the most part, correctly calculated the amounts of the potential refunds owed by most sellers and identified approximations for the amount of refunds due. In 2003, the FERC issued an order substantially adopting the findings from the ALJ’s 2002 decision, but requiring a change to the formula used to calculate refunds, which had the effect of increasing the refund amounts owed by most sellers. In August 2005, the FERC issued an order setting out the process by which sellers into the Cal ISO and Cal PX markets could make cost

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

recovery filings pursuant to the FERC’s prior orders that indicated sellers would get the opportunity to submit evidence demonstrating that the refund methodology creates a revenue shortfall for their transactions during the refund period (October 2, 2000 through June 20, 2001).  Included in PNM’s submittal were objections to the limited amount of time the FERC allowed for sellers to complete their respective submittals, and the FERC’s arbitrary decision to allow only marketers, and not load serving entities such as PNM, to include a return component in their cost filings. PNM participated with certain other sellers to request rehearing of these issues before the FERC. In September 2005, PNM made its cost recovery filing identifying its costs associated with sales into the Cal ISO and Cal PX markets during the refund period. In January 2006, the FERC issued its order on the cost recovery filings, acting on 23 filings that were made by multiple sellers. The FERC accepted that portion of PNM’s filing submitted as prescribed by the FERC’s August 2005 order, but rejected the alternative filings that included a return component for PNM as a load serving entity. The effect of the FERC’s order is that PNM’s allowed cost offset against its refund liability is zero. In February 2006, PNM filed a petition for rehearing requesting FERC to reconsider its order and allow PNM to include a return on equity, which is still pending before FERC. In November 2007, FERC issued an order denying other rehearing petitions regarding the cost recovery calculation methodology, including the appropriateness of earning a return by load serving entities.  This was not an order on PNM’s specific rehearing request.  However, to preserve its rights to appeal the issues, PNM filed an appeal in the Ninth Circuit Court of Appeals on these cost recovery rehearing orders.  While PNM believes it has meritorious legal arguments, the Company cannot predict the outcome of this cost recovery proceeding at this time.

As previously reported, there have been a number of additional appeals pending before the U.S. Court of Appeals for the Ninth Circuit with regard to FERC’s orders issued in the various California market refund dockets and PNM has participated in various appeals as one of the members of the Competitive Sellers Group.  The Ninth Circuit has held a number of mediation conferences in which PNM has participated, regarding these and the multiple other appeals pending before it, to assess the opportunities for settlement.  The Ninth Circuit issued an order initially declaring a 45-day time-out period to allow parties the opportunity to assess the recent court decisions and the potential for settlement of cases.  The Ninth Circuit has continued to extend the time out period in several of the cases.  In September 2006, a mediation conference was convened at the California Public Utilities Commission to assess the potential settlement of the refund proceedings.  The conference was attended by, among others, PNM, the other buyers and sellers, FERC personnel, a settlement judge and mediator from the Ninth Circuit.  Representatives of PNM continue to attend and participate in the mediation and case management sessions being hosted by the Ninth Circuit.  In August 2007, the Ninth Circuit further extended the time-out period for settlement discussions to continue until November 2007.  In October 2007, PNM attended an additional case management conference hosted by the Ninth Circuit.  The time-out period established by the Ninth Circuit expired in mid-November 2007.  Subsequently, the Ninth Circuit issued its mandate in the Lockyer v. FERC case and allowed the appellate process to continue in other pending appeals.  As a result, various petitions for rehearing of the court’s prior decisions have been filed in the Ninth Circuit.  PNM participated with a group of sellers in a petition for rehearing in the CPUC v. FERC appeal.  The petitions for rehearing are currently pending before the Ninth Circuit.

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

Pacific Northwest Refund Proceeding

Puget Sound Energy, Inc. filed a complaint at FERC alleging that spot market prices in the Pacific Northwest wholesale electric market were unjust and unreasonable.  In 2003, FERC issued an order recommending that no refunds should be ordered.  Several parties in the proceeding filed requests for rehearing and FERC denied rehearing and reaffirmed its prior ruling that refunds were not appropriate for spot market sales in the Pacific Northwest during the first half of 2001.  The Port of Seattle then filed an appeal of the FERC’s order denying rehearing in the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 Ninth Circuit.  As a participant in the proceedings before FERC, PNM also participated in the appeal proceedings.  Oral argument in the case was held in January 2007.  In August 2007, the Ninth Circuit issued its decision on appeal and determined that FERC erred in excluding certain purchases in the Pacific Northwest spot markets from consideration in the Pacific Northwest refund proceeding, and that FERC should have taken into account evidence of manipulation in the California spot markets that was presented after the original evidentiary proceeding.  The court remanded the case to FERC to reconsider its decision to deny refunds, in light of the evidence of market manipulation and the various recent Ninth Circuit decisions, but did not require FERC to order refunds.  In September 2007, the Ninth Circuit extended the time period for filing petitions for rehearing on their decision until November 16, 2007.  At the conclusion of the time-out period, several parties filed petitions for rehearing of the Ninth Circuit’s decision.  PNM did not participate in any of the petitions for rehearing but continues to monitor the appeal.  The Company is unable to predict the ultimate outcome of this appeal.

FERC Gaming Partnerships Order

In 2003, in the Gaming Partnerships Order, FERC asserted that certain entities, including PNM, acted in concert with Enron Corporation and other market participants to engage in activities that constitute gaming and/or anomalous market behavior in violation of the Cal ISO and Cal PX tariffs during 2000 and 2001.  In 2003, PNM filed its responses to the Gaming Partnerships Order indicating that it did not engage in the alleged partnerships, alliances or other arrangements.

In 2004, FERC issued an order granting the FERC staff’s motion to dismiss seven of the thirteen PNM customers on grounds that there was no evidence to conclude that these companies used their commercial relationship with PNM to game the Cal ISO and Cal PX markets.  FERC approved the settlements entered into by two of the thirteen PNM customers and dismissed another of PNM’s customers from the proceeding.  Of the three remaining PNM customers in the docket, the FERC staff entered into settlement agreements with two of them.  In 2004, the FERC staff filed a motion to dismiss PNM from the docket and to enter into a settlement of certain parking and lending transactions.  The staff’s motion stated that after investigation and review there was no evidence that PNM engaged in a gaming practice that violated either the Cal ISO or Cal PX tariffs.  However, PNM entered into a settlement of certain matters outside the scope of the docket related to historic parking and lending transactions, under which PNM agreed not to provide parking and lending services prospectively without first meeting certain requirements agreed to with the FERC staff.  Additionally, PNM agreed to pay $1.0 million in settlement to FERC to obtain satisfaction of all issues related to any potential liability stemming from the provision of parking and lending services historically.  In July 2005, FERC issued its order granting the staff’s motion to dismiss PNM from the Gaming Partnerships docket.  In its order, FERC found that PNM did not engage in prohibited gaming practices as defined in the FERC’s Gaming Partnership Order and also approved the settlement on the parking and lending services.  FERC also denied the California parties’ request to keep the docket open as to PNM and terminated the PNM docket.  Subsequently, the California parties filed their petition for rehearing at FERC objecting to FERC’s dismissal of PNM from the Gaming Partnership investigation and objecting to the settlement reached with the FERC staff.  The petition for rehearing is pending before FERC and PNM cannot predict the ultimate outcome of the rehearing petition.  In August 2005, Enron, the final of the original 13 PNM customers, entered into a settlement agreement with the FERC staff, the California parties and others that was contested by several parties.  In November 2005, FERC issued an order approving the joint offer of settlement.  Various parties either objected to the settlement or otherwise sought efforts to stay or overturn FERC’s order.  In January 2007, the Enron matter went to hearing on certain contested matters.  In June 2007, the FERC administrative law judge issued its initial decision, which has no impact on PNM.  In October 2007, Enron entered a settlement with the final parties litigating against them and filed the settlement at FERC, which is still pending before FERC.

In November 2007, FERC staff initiated a settlement proceeding designed to determine how the proceeds from the penalty amounts should be allocated among participants in the Cal PX and Cal ISO markets (Phase II Distribution proceedings).  PNM has participated in several settlement conferences regarding proposed allocations of these funds.  The settlement process is still ongoing.  PNM cannot predict the ultimate outcome of this proceeding.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

California Power Exchange and Pacific Gas and Electric Bankruptcies

In 2001, SCE and the major purchasers of power from the Cal ISO and Cal PX defaulted on payments due to the Cal ISO for power purchased from the Cal PX in 2000.  These defaults caused the Cal PX to seek bankruptcy protection.  PG&E subsequently also sought bankruptcy protection.  PNM has filed its proofs of claims in the Cal PX and PG&E bankruptcy proceedings.  Amounts due to PNM from the Cal ISO or Cal PX for power sold to them in 2000 and 2001 total $7.9 million.  Both the PG&E and Cal PX bankruptcy cases have confirmed plans of reorganization in which the claims of various creditors have been specially classified and are waiting a final determination by FERC before the claims are actually paid.  The PG&E bankruptcy case has an escrow account and the Cal PX bankruptcy has established a settlement account, both of which are awaiting final determination by FERC setting the level of claims and allocating the funds.

California Attorney General Complaint

In 2002, the California Attorney General filed a complaint with FERC against numerous sellers, including PNM, regarding prices for wholesale electric sales into the Cal ISO and Cal PX markets and to the California Department of Water Resources. In 2002, FERC entered an order denying the California Attorney General’s request to initiate a refund proceeding, but directed sellers, including PNM, to comply with additional reporting requirements with regard to certain wholesale power transactions. The California Attorney General filed a petition for review in the Ninth Circuit. The Ninth Circuit issued a decision in September 2004 upholding the FERC’s authority to establish the market-based rate framework under the Federal Power Act, but held that FERC violated its administrative discretion by declining to investigate whether it should order refunds from sellers who failed to provide transaction-specific reports to FERC as required by its rules. The Ninth Circuit determined that FERC has the authority to order refunds for these transactions if it elects to do so and remanded the case back to FERC for further proceedings, including a determination as to whether additional refunds are appropriate. In October 2004, PNM joined the group of competitive Sellers and filed a petition for rehearing at the Ninth Circuit.  In July 2006, the Ninth Circuit denied rehearing.  In December 2006, PNM joined a group of sellers in filing a petition for writ of certiorari in the U.S. Supreme Court challenging the decision by the Ninth Circuit.  On June 18, 2007, the U.S. Supreme Court denied the Petition for Certiorari filed by various competitive sellers, including PNM.  In November 2007, the Ninth Circuit’s time-out period expired and in December 2007, the Ninth Circuit issued its mandate remanding the case back to FERC.

Upon remand to FERC, numerous parties filed motions at FERC regarding the appropriate procedures to occur on remand for the disposition of the case.  In March 2008, FERC issued its order on remand indicating that it will establish trial type hearings to determine if specific Sellers’ violation of FERC’s quarterly reporting requirements led to an unjust and unreasonable rate for these Sellers in Cal ISO and Cal Px markets during the 2000-2001 time period.  The order required sellers to submit revised quarterly reports to FERC for review.  PNM filed its quarterly sales transaction reports per FERC’s order.  The order also established settlement procedures for the matters.  An initial settlement conference was held in April 2008.  PNM has participated in these settlement proceedings. Several parties filed petitions for rehearing of FERC’s order. PNM participated with the other members of the Competitive Sellers Group to respond to the petition for rehearing.  The petitions for rehearing are currently pending before FERC.  The Company cannot predict the ultimate outcome of the FERC proceeding on remand, or whether PNM will be ultimately directed to make any additional refunds as the result of the decision.

California Antitrust Litigation

In May 2005, the California Attorney General filed a lawsuit in California state court against PNM, PowerEx, and the Colorado River Commission alleging that PNM and PowerEx conspired to engage in unfair trade practices involving overcharges for electricity in violation of California state antitrust laws.  In June 2005, the lawsuit was removed to Federal Court.  In April 2006, the Federal District Court issued its decision denying the California Attorney General’s motion to remand the case back to the state court, and granted PNM’s and PowerEx’s motions to dismiss the case.  The California Attorney General has appealed the case to the Ninth Circuit.  Briefs were filed in

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the case by the parties, and oral argument was held in March 2008.  In April 2008, by memorandum opinion, the Ninth Circuit affirmed the District Court’s dismissal of the complaint.  No petition for rehearing of the decision was filed by the California Attorney General.  As such, the Ninth Circuit’s decision became final and the case is now over as to PNM.

Regional Transmission Issues

In September 2005, FERC issued a NOI on Preventing Undue Discrimination and Preference in Transmission Services seeking information from the industry regarding the provisions of the OATT for possible revision in a future rulemaking.  On May 18, 2006, FERC issued a NOPR to reform its pro forma OATT.  FERC emphasized that its purpose for the NOPR was not to create new market structures, redesign approved RTO or ISO markets, require transmission owners to divest control over transmission, impinge on state jurisdiction, or weaken the protection of native load customers.  Core OATT elements were retained, including comparability requirements, protection of native load, state’s jurisdiction over bundled retail load, functional unbundling to address undue discrimination, and reciprocity.  PNM and TNMP filed Comments and Supplemental Comments in this proceeding.  In February 2007, FERC issued Order 890 setting out the new OATT rule, which became effective in May 2007.  Order 890 addressed several elements of transmission service, including:  (1) requiring greater consistency and transparency in calculating available transfer capacity for transmission; (2) requiring transparent transmission planning and customer access to transmission plans; (3) reform of rollover rights; and (4) clarification of various ambiguities in transmission rights under the new OATT.   Order 890 also required numerous compliance filings to be made by transmission providers.  Order 890 also attempted to clarify certain elements of transmission service utilized for network generation resources, but still left uncertain the transmission used for such resources that pre-dated transmission open access.  PNM filed a petition for rehearing seeking clarification of this issue in regards to one such generation resource that PNM has under contract.  Numerous other entities also filed petitions for rehearing and/or clarification.  Additionally, a number of entities, including EEI, requested extensions of time for making several of the compliance filings due under the order issued in the NOPR.  In December 2007, FERC issued its order on rehearing and clarified and revised some aspects of its initial order and rule designated as Order 890-A.  FERC did not specifically rule on the request PNM filed for clarification on transmission used for network generation resources.  The order reiterated its general rule on this topic, which had no impact on PNM operations.  In January 2008, multiple parties filed requests for rehearing of Order 890-A.  PNM did not join any of these rehearing requests.  The Company cannot predict the outcome of the final rule.

The Company’s transmission group completed the numerous FERC compliance filings required by Order 890.  On May 30, 2007, the Company posted its initial compliance filing and its transmission planning proposal on its website.  PNM will continue making the required compliance filings and will participate in FERC’s technical conferences regarding Order 890 reliability standards.

Biomass Project

PNM entered into a 20-year contract for the purchase of 32 MW of capacity from a renewable biomass power generation facility in central New Mexico to commence in 2009.  The purchase power agreement is contingent upon the satisfaction of certain conditions precedent as outlined in the purchase power agreement.  The contract contains several conditions including obtaining permits, completion of financial closing by April 2, 2007 and the start of construction by July 2, 2007.  The biomass project owner was unable to complete the financial closing on April 2, 2007 or to start construction by July 2, 2007.  As a result, PNM delivered a remediable event of default letter to the biomass project owner.  The operator declared a force majeure over failure to obtain an air permit.  The air permit was subsequently approved on October 2, 2007.

The biomass project owner filed an application in August 2007 for a renewable energy production tax credit in connection with the project.   The project owner’s application was initially denied, on grounds that the owner had not demonstrated the project was a qualifying facility for the credit because it had not shown there was a sufficient amount of wood fuel under contract.  The project owner filed an appeal and ultimately obtained the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

production tax credit.  PNM expected the biomass facility to begin commercial operations in late 2009 or early 2010, provided adequate financing was obtained by June 1, 2008.  However, financing was not obtained by that date, and PNM notified the owner on June 12, 2008, of the immediate termination of the agreement.  On June 23, 2008, the owner advised PNM that it disputed the basis for the termination.  PNM is unable to predict the outcome of this matter.

Valencia

    On April 18, 2007, PNM entered into a power purchase agreement to purchase all of the electric capacity and energy from Valencia, a natural gas-fired power plant near Albuquerque, New Mexico.  A third-party built, owns and operates the facility while PNM will be the sole purchaser of the electricity generated. The Valencia facility began commercial operation on May 30, 2008.  For financial accounting purposes PNM consolidates the plant under FIN 46R since it absorbs the majority of the variability in the cash flows of the plant.  See Note 16.

On May 31, 2007, the office of the AG and the staff of the NMPRC filed a petition for formal review requesting the NMPRC investigate the PPA and related transactions relating to Valencia to determine, among other things, whether the transactions are prudent, appropriate and consistent with NMPRC rules, and to establish the ratemaking treatment of the PPA.  On June 21, 2007, the NMPRC ordered PNM to respond to the petition so that the NMPRC could ascertain PNM’s position on the matters raised before proceeding further with processing the petition.  In its response, filed July 11, 2007, PNM described the terms of the agreement and process used to select this resource, stated that an investigation was not warranted and joined in the staff’s and AG’s request for determination of the ratemaking treatment for the agreement.  On November 6, 2007, the NMPRC issued an order, which appointed a hearing examiner and directed her to consider the issues raised in the petition and the response, including whether PNM’s actions in entering into the PPA and in reporting that transaction to the NMPRC were consistent with statute and NMPRC rules.  The Company is unable to predict the outcome of this matter.

(10)	Regulatory and Rate Matters

PNMR

Price-to-Beat Base Rate Reset

Based on the terms of the Texas stipulation related to the acquisition of TNP, First Choice made a filing to reset its price-to-beat base rates in December 2005. First Choice’s price-to-beat base rate case was consolidated with TNMP’s 60-day rate review (see “60-Day Rate Review” below). First Choice requested that the PUCT recognize in its new price-to-beat base rates the TNMP rate reduction and the synergy savings credit provided for in the TNP acquisition stipulation. In May 2006, TNMP, First Choice, the PUCT staff and other parties filed a non-unanimous settlement agreement (“NUS”).  On July 20, 2006, the ALJ reopened the record to accept argument concerning the provisions for accumulated deferred federal income taxes and the carrying charges on stranded costs. Subsequently, on August 24, 2006, the ALJ issued a Proposal For Decision urging the PUCT to reject the NUS.  After the parties filed exceptions to the Proposal For Decision, the PUCT unanimously rejected the ALJ’s proposal and approved the NUS on November 2, 2006.  The PUCT made First Choice’s new price-to-beat base rates effective on December 1, 2006, as First Choice had requested.  As price-to-beat rates expired on December 31, 2006, the approved rates are no longer applicable.  In January 2007, TNMP’s 60-Day Rate Review proceeding and the underlying NUS were appealed by various Texas cities to a Texas district court.  TNMP and First Choice have intervened and will defend the PUCT’s Final Order approving the NUS.

First Choice Request for ERCOT Alternative Dispute Resolution

On June 30, 2008, First Choice filed a request for alternative dispute resolution with ERCOT alleging that ERCOT incorrectly applied its protocols with respect to congestion management during the first quarter of 2008.  First Choice requests that ERCOT resolve the dispute by restating certain elements of its first quarter 2008

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

congestion management data and by refunding to First Choice allegedly overstated congestion management charges.  The amount at issue in First Choice’s claim can only be determined by running ERCOT market models with corrected inputs but First Choice believes that the amount is significant.  ERCOT protocols provide that ERCOT will notify potentially impacted market participants and subsequently consider the merits of First Choice’s allegations.  The Company is unable to predict the outcome of this matter.

PNM

Gas Rate Case

On May 30, 2006, PNM filed a general gas rate case that asked the NMPRC to approve an increase in the service fees charged to its 481,000 natural gas customers, including the set monthly fee, the charge tied to monthly usage, and miscellaneous on-demand service fees.  Those fees are separate from the cost of gas charged to customers, which would not be affected by the fee increase.  The petition requested an increase in base gas service rates of $22.6 million and an increase in miscellaneous on-demand service rates of $0.2 million.  The request was designed to provide PNM’s gas utility an opportunity to earn an 11% return on equity, which is consistent with the average return allowed ten comparable natural gas utilities.  The petition also requested approval of a line item that provides a true-up mechanism for operational costs when system-wide gas consumption is lower or higher than what is designed in the rates.  On June 29, 2007 the NMPRC unanimously approved an increase in annual revenues of approximately $9 million for PNM.  The NMPRC based the new rates on a revenue requirement needed to earn a 9.53% return on equity.  The NMPRC did not approve PNM’s request for the true-up mechanism for operational costs based on system-wide gas consumption.  PNM and the AG filed appeals with the New Mexico Supreme Court.  The AG’s appeal seeks reversal of the NMPRC decision on one issue – weather normalization.  PNM’s appeal seeks reversal of the NMPRC determination of the required return on equity and on four cost-of-service accounting issues.  If PNM’s appeal is successful in all respects and the AG’s appeal is unsuccessful, PNM’s authorized annual revenue would increase by about $10 million.  If PNM’s appeal is unsuccessful in all respects and the AG’s appeal is upheld, PNM’s annual revenues would decrease by $6.8 million.  The Supreme Court has scheduled oral argument for September 16, 2008.  PNM is unable to predict the outcome of these appeals.

Electric Rate Case

On February 21, 2007, PNM filed a general electric rate case requesting the NMPRC approve an increase in service fees to all of PNM’s retail customers except those formerly served by TNMP.  The request was designed to provide PNM’s electric utility an opportunity to earn a 10.75% return on equity.  The application also requested authorization to implement a FPPAC through which changes in the cost of fuel and purchased power, above or below the costs included in base rates, will be passed through to customers on a monthly basis.  Hearings were held in December 2007.  At the hearing PNM adjusted its revenue increase request to $76.9 million.  On April 24, 2008, the NMPRC issued a final order in the case that resulted in a revenue increase of $34.4 million.  The rate increase provides for a 10.1% return on equity. New rates reflecting the $34.4 million increase were effective for bills rendered on and after May 1, 2008.  In its final order, the NMPRC disallowed recovery of costs associated with the RECs used to meet the New Mexico Renewable Energy Portfolio Standards that were being deferred as regulatory assets, but did allow PNM the opportunity to seek recovery in the next rate case if it can demonstrate that it incurred an actual incremental cost for its compliance with the RPS.  The NMPRC also ruled that recovery of coal mine decommissioning costs should be capped at $100 million.  The order results in PNM being unable to assert it is probable, as defined under GAAP, that the costs previously deferred on PNM’s balance sheet will be recoverable through future rates charged to its customers.  Accordingly, as of March 31, 2008, PNM recorded regulatory disallowances for pre-tax write offs of $19.6 million for coal mining decommissioning costs and $10.6 million for deferred REC costs.  PNM is evaluating whether it will be successful in meeting the criteria set forth by the NMPRC.  PNM has appealed the treatment of coal mine decommissioning and the RECs to the New Mexico Supreme Court.  The AG has moved to intervene.  To the extent PNM is successful in demonstrating these costs are recoverable through future rate proceedings, the costs will be restored to PNM’s balance sheet. The Company is unable to predict the outcome of this matter.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Emergency FPPAC

On March 20, 2008, PNM and the International Brotherhood of Electrical Workers Local No. 611, filed a joint motion in the general electric rate case requesting NMPRC authorization to implement an Emergency FPPAC on an interim basis.  The motion requested immediate authority to implement an Emergency FPPAC for a period of 24 months or until the effective date of new rates in PNM’s next rate case, whichever is earlier.

On May 22, 2008, following an evidentiary hearing, the NMPRC issued a final order that approved the Emergency FPPAC with certain modifications relating to power plant performance and the treatment of revenue from SO2 allowances.  The Emergency FPPAC permits PNM to recover its actual fuel and purchased power costs up to $0.024972 per kWh, which is an increase of $0.008979 per kWh above the fuel costs included in base rates.  PNM is unable to predict if actual fuel and purchased power costs will exceed the cap during the period the Emergency FPPAC is in effect. PNM implemented the Emergency FPPAC as modified on June 2, 2008 and expects to recover $58 million to $62 million annually.  Motions for rehearing were filed by NMPRC staff and intervenors on June 12, 2008 and June 23, 2008.  PNM filed timely responses to these motions.  The NMPRC denied the motions for rehearing on July 8, 2008.  Appeals from the final order may be filed within 30 days from the last date on which a rehearing motion is denied.  The Albuquerque Bernalillo County Water Utility Authority filed an appeal on August 1, 2008.  PNM is unable to predict if other appeals will be filed or the final outcome.

Complaint Against Southwestern Public Service Company

In September 2005, PNM filed a complaint under the Federal Power Act against SPS. PNM believes that through its fuel cost adjustment clause, SPS has been overcharging PNM for deliveries of energy. PNM requested that the FERC investigate these charges for the period 2001 through 2004, and going forward. PNM had previously intervened in the Golden Spread Electric Coop complaint case against SPS for the same matter. Fuel cost charges for 2005 and 2006 are being addressed as part of the finding in the Golden Spread fuel charge adjustment clause case pending before the FERC, in which PNM is an intervenor.  The hearing was held in that case and in May 2006, the ALJ issued an initial decision in that proceeding recommending that SPS make refunds to customers, including PNM, for misapplication of charges in its fuel cost adjustment clause. The parties in that proceeding filed their exceptions to the initial decision.  PNM’s complaint also alleges that SPS’ demand charge rates for interruptible power sales are excessive and requested that FERC set a refund effective date of September 13, 2005 for these rates. Settlement conferences were held before a FERC settlement judge throughout the first quarter of 2006. Upon the failure of the parties to reach a settlement, the judge recommended the case proceed to hearing.

Additionally, in November 2005, SPS filed an electric rate case proposing to unbundle and raise rates charged to customers effective July 2006. PNM intervened in the case and objected to the proposed rate increase. In September 2006, PNM and SPS filed a settlement agreement at FERC in which PNM settled certain limited issues in the complaint proceeding, as well as in the SPS rate case.  On October 10, 2006, interested parties and FERC staff filed comments on the proposed settlement.  Only one party opposed the settlement, which was supported or not opposed by the remaining active parties and the FERC staff.  On October 19, 2006, PNM, SPS and FERC staff each filed reply comments contending that opposition to the limited settlement was without merit.  The Settlement Judge and the ALJ have certified the contested partial settlement and sent it to FERC for final approval.  The limited settlement must be approved by FERC before it may be effective.  The settlement has no impact on the initial decision of the ALJ in the fuel cost adjustment clause case or the pending petitions for rehearing in that docket.

In July 2007, the FERC open meeting agenda indicated the Golden Spread complaint case initial decision was on the docket for consideration by the FERC.  SPS and Golden Spread filed a motion to delay the FERC action on the initial decision to provide additional opportunity for the parties to reach settlement.  PNM filed its opposition to the motion requesting the FERC to proceed to issue an order on the initial decision.  However, FERC removed the Golden Spread item from its agenda.  In September 2007, FERC open meeting agenda again indicated the Golden Spread complaint case initial decision was on the docket for consideration by the FERC.  SPS and Golden Spread

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

filed a motion to defer FERC action on the initial decision to provide yet additional time for them to reach settlement.  PNM and another intervenor in the case filed their opposition to the motion requesting the FERC to proceed to issue an order on the initial decision of the ALJ.  However, FERC removed the Golden Spread item from its open meeting agenda and did not issue an order on the initial decision.  In November 2007, SPS again filed a motion at FERC to defer action on the Golden Spread case alleging it was close to settlement with Golden Spread.  The motion was unopposed and granted.  In December 2007, SPS, Golden Spread and Occidental Petroleum filed a settlement at FERC.  The settling parties recognized the need for FERC to rule on the ALJ’s recommended decision in the Golden Spread complaint case.  PNM did not oppose the settlement.

In April 2008, FERC issued its order in the Golden Spread complaint case and affirmed in part and reversed in part the ALJ’s initial decision.  FERC affirmed the decision of the ALJ that SPS violated its tariffs, and did not overturn the ALJ’s decision requiring SPS to make refunds.  However, FERC did truncate the refund period to the period beginning January 1, 2005.  Additionally, there was no identification of the amount of refunds owed to PNM in the order.  In a separate order issued on the same day, FERC approved the SPS-Golden Spread settlement entered in the case. The Company filed a petition for rehearing of FERC’s order, as did other entities, including SPS, which are still pending before FERC.  PNM cannot predict the final outcome of the case at FERC.

Gas Utility Assets Sale and Service Abandonment

On March 11, 2008, PNM filed its application at the NMPRC seeking regulatory approval for the sale of the gas utility assets and approval for the abandonment of its natural gas utility service in New Mexico.  In a separate application filed simultaneously at the NMPRC, NMGC requested approval to purchase PNM Gas’s utility assets, requested the issuance of a Certificate of Convenience and Necessity to operate the gas utility and provide natural gas utility service in New Mexico, and for various other regulatory approvals.  On March 17, 2008, PNM and NMGC filed a joint motion to consolidate the applications before the NMPRC.  By order dated March 27, 2008, the NMPRC consolidated the two applications into one docket and appointed a hearing examiner in the case to hear the case.  Discovery has commenced in the case.  The Company filed testimony with the NMPRC in March 2008 for approvals required for the sale of its gas utility service and for transition services to be provided to NMGC.  PNM and NMGC continue to respond to discovery requests.  Hearings have been rescheduled to begin September 12, 2008.  On August 12, 2008, the NMPRC staff, the AG, PNM and NMGC filed a motion to vacate the current procedural schedule and to move the hearing date to start on September 16, 2008.  This motion indicates the filing parties have agreed to a stipulation resolving the issues in the proceeding and anticipate that stipulation will be filed on August 20, 2008.  The motion was conditionally approved on August 13, 2008.  PNM is unable to predict the outcome of the case.

NMPRC Inquiry on Fuel and Purchased Power Adjustment Clauses

On October 16, 2007, the NMPRC opened a NOI that may lead to establishing simple and consistent rules for the implementation of FPPACs for all investor-owned utilities and electric cooperatives in New Mexico.  The investor-owned utilities and electric cooperatives were asked to respond to a series of questions; the responses will be discussed at a future workshop.  The NMPRC staff was directed to make a filing dealing with the need for consistency of the fuel clauses, streamlining, and whether a single methodology would be beneficial and should be applied to all of the utilities.  PNM filed its comments on December 3, 2007.

NMPRC Rulemaking On Disincentives to Energy Efficiency Programs

On January 29, 2008, the NMPRC issued a NOI to identify disincentives in utility expenditures on energy efficiency and measures to mitigate those disincentives, including specific ratemaking alternatives.  In a procedural order issued April 1, 2008, the NMPRC determined that the proceeding should be conducted as a rulemaking and appointed a Hearing Examiner to conduct workshops as part of the process.  Workshops have begun and will continue at least through August 2008.  A revised rule is expected to be approved by the end of 2008.

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

PVNGS Unit 2 Lease Interest Transfer

On June 29, 2007, a wholly-owned subsidiary of PNMR purchased 100% of a trust, which owns a 2.26% undivided interest, representing 29.8 MW, in PVNGS Unit 2 and a 0.76% undivided interest in certain PVNGS common facilities, as well as a lease under which such facilities are leased to PNM. In January 2008, PNM filed an application at the NMPRC seeking approval to acquire the beneficial ownership interest in the trust from the PNMR subsidiary.  PNM requested recovery of the costs of acquiring the Unit 2 interest through inclusion in its electric rates.  The filing also requested certain variances from NMPRC filing and reporting requirements normally required for general diversification filings.  Discovery has commenced in the proceeding and the Company has been responding to discovery requests made by NMPRC staff and intervenors in the case.  The procedural schedule has changed several times, and the hearing in the case is currently set for October 2008.  The Company cannot predict the outcome of this proceeding at this time.

In April 2008, PNM also filed an application at FERC seeking FERC approval of the proposed acquisition of the PVNGS Unit 2 interest.  FERC established a comment date in early May 2008, and no comments or interventions were filed in the docket.  On June 30, 2008, FERC issued its order approving the transfer of the PVNGS Unit 2 interest to PNM.

TNMP

TNMP True-Up Proceeding

The purpose of the true-up proceeding was to quantify and reconcile the amount of stranded costs that TNMP may recover from its transmission and distribution customers.  A 2004 PUCT decision established $87.3 million as TNMP’s stranded costs and the Supreme Court has requested response to those filings.

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

Interest Rate for Calculating Carrying Charges on TNMP’s Stranded Cost

The PUCT approved an amendment to the true-up rule at its June 29, 2006 open meeting. The amendment will result in a lower interest rate that TNMP is allowed to collect on the unsecuritized true-up balance through a CTC. The PUCT concluded that the correct rate at which a utility should accrue carrying costs through a CTC is the weighted average of an adjusted form of its marginal cost of debt and its unadjusted historical cost of debt, with the weighting based on the utility’s most recently authorized capital structure.  The new rate will affect TNMP by lowering the previously approved carrying cost rate of 10.93%. This change in carrying charges will affect the rates set in TNMP’s stranded cost filing. The rule went into effect on July 20, 2006, and TNMP made its compliance filing.  Because the PUCT staff disagreed with TNMP’s calculation of the carrying cost rate, the matter was referred to SOAH for a hearing on the merits. The parties filed and submitted testimony.  Initial briefs were filed on April 6, 2007 with reply briefs filed on April 16, 2007.  On June 18, 2007, the ALJ issued a proposed order approving a

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

carrying cost rate of 8.06%. As this calculation differs from TNMP’s methodology and result, TNMP filed exceptions on July 2, 2007.  At the July 20, 2007 open meeting, the PUCT unanimously rejected the proposed order regarding the calculation of TNMP’s on-going carrying cost rate for the CTC. The PUCT approved the 8.31% rate proposed by TNMP and the PUCT staff.  The PUCT issued a final order and TNMP made a compliance filing to put the new rates that were to go into effect on February 1, 2008.  Intervenors have asserted objections to the compliance filing and those objections are pending at the PUCT.  PUCT staff urges that the PUCT make the new rate effective as of December 27, 2007 when the PUCT’s order establishing the correct rate became final.  In response to intervenors, the ALJ has suspended TNMP’s February 1, 2008 rate implementation pending a hearing.  The hearing has been completed and the parties are awaiting a recommended decision from the ALJ.

60-Day Rate Review

In November 2005, TNMP made its required 60-day rate review filing.  TNMP’s case establishes a CTC for recovery of the true-up balance.  As noted above, TNMP’s 60-day rate review, along with First Choice’s price-to-beat rate reset filing, were consolidated.  See “Price-To-Beat Base Rate Reset” above for further updates.  On November 2, 2006, the PUCT issued a signed order which would allow TNMP to begin collecting its true-up balance, which includes carrying charges, over a 14 year period.  The order also allows TNMP to collect expenses associated with several cases over a three-year period.  The PUCT allowed TNMP to begin collecting its CTC and its rate case expenses on December 1, 2006.  In January 2007, this proceeding was appealed by various Texas cities to the district court in Austin, Texas.  TNMP and First Choice have intervened and will defend the PUCT’s Final Order in this proceeding.

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

Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In thousands)
Operating revenues	$304,462	$14,366	$478,540	$14,366
Cost of sales	259,927	4,561	457,097	4,561
Gross margin	44,535	9,805	21,443	9,805
Non-fuel operations and maintenance expenses	4,947	799	9,603	799
Administrative and general expenses	7,697	2,314	13,799	3,647
Impairment of intangible assets	21,795	-	21,795	-
Depreciation and amortization expense	7,658	1,528	15,227	1,528
Interest expense	4,789	818	11,357	818
Taxes other than income tax	3,609	1,004	7,269	1,004
Other (income) and deductions	(449)	(34)	(706)	(43)
Earnings (loss) before income taxes	(5,511)	3,376	(56,901)	2,052
Income taxes (benefit)(1)	91	-	(293)	-
Net earnings (loss)	$(5,602)	$3,376	$(56,608)	$2,052

50 percent of net earnings (loss)	$(2,801)	$1,688	$(28,304)	$1,026
Amortization of basis difference in EnergyCo	278	584	698	584
PNMR equity in net earnings (loss) of EnergyCo	$(2,523)	$2,272	$(27,606)	$1,610
(1) Represents the Texas Margin Tax, which is considered an income tax.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Position

	June 30, 2008	December 31, 2007
	(In thousands)

Current assets	$247,095	$119,255
Net property, plant and equipment	898,642	853,492
Deferred assets	254,130	297,197
Total assets	1,399,867	1,269,944

Current liabilities	288,556	88,812
Long-term debt	700,778	650,778
Other long-term liabilities	60,869	34,344
Total liabilities	1,050,203	773,934

Owners’ equity	$349,664	$496,010

50 percent of owners’ equity	$174,832	$248,005
Unamortized PNMR basis difference in EnergyCo	225	89
PNMR equity investment in EnergyCo	$175,057	$248,094

SFAS 141 requires that EnergyCo individually value each asset and liability received in the Altura and Altura Cogen Power Plant transactions and initially record them on its balance sheet at the determined fair value.  For both transactions, this accounting results in a significant amount of amortization since the acquired contracts’ pricing terms differ significantly from fair value at the date of acquisition and emission allowances, while acquired from government programs without future cost to EnergyCo, have historically had significant market value.  During the three months and six months ended June 30, 2008, EnergyCo recorded amortization of contracts acquired of $(0.3) million and $1.0 million, which is recorded in operating revenues, and amortization on emission allowances of $1.2 million and $5.3 million, which is recorded in cost of sales.

In July 2008, a federal appeals court ruling by the U.S. Court of Appeals for the District of Columbia Circuit Court invalidated CAIR.  This ruling appears to remove the need for emissions allowance credits under the CAIR program.  EnergyCo currently carries $153.5 million in inventory for emissions allowances, $34.6 million of which fall under the CAIR program, from the purchase of the Altura Cogen plant and contribution of the Twin Oaks plant.  EnergyCo is currently evaluating what impacts this ruling might have on the value of this inventory.

The contribution of Altura created a basis difference between PNMR’s recorded investment in EnergyCo and 50 percent of EnergyCo’s equity.  While the portion of the basis difference related to contract amortization will only continue through 2010, other basis differences, including a difference related to emission allowances, will continue to exist through the life of the Altura plant.  For the three months and six months ended June 30, 2008, the basis difference adjustment detailed above of $0.2 million and $0.6 million relates mainly to contract amortization with insignificant offsets related to the other minor basis difference components.

EnergyCo intends to have an active hedging program that covers a multi-year period.  The level of hedging at any given time varies depending on current market conditions and other factors.  Economic hedges that do not qualify for or are not designated as cash flow hedges or normal purchases/sales under SFAS 133 are derivative instruments that are required to be marked to market.  Changes in the fair value of economic hedges resulted in an increase in net earnings of $8.1 million in the three months ended June 30, 2008 and a reduction of net earnings of $39.0 million in the six months ended June 30, 2008 as a result of higher power prices.  Due to the extreme market volatility experienced in the first quarter in the ERCOT market, EnergyCo made the decision to exit the speculative trading business and close out the speculative trading positions.  In May 2008, EnergyCo closed out all remaining

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

speculative positions.  EnergyCo recognized speculative trading losses of $2.4 million in the first quarter of 2008 and less than $0.1 million in the second quarter of 2008.  No additional costs are expected related to speculative trading.

The assets of Altura transferred to EnergyCo included the development rights for a possible 600-megawatt expansion of the Twin Oaks plant, which was classified as an intangible asset.  EnergyCo has made a strategic decision not to pursue the Twin Oaks expansion at this time and, in the three months ended June 30, 2008, has written off the development rights as an impairment of intangible assets amounting to $21.8 million.

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

See Note 11 for information concerning EnergyCo.  The table below summarizes the nature and amount of other related party transactions of PNMR, PNM and TNMP:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Transmission, distribution and related services billings:
PNM to TNMP	$-	$-	$-	$126
TNMP to PNMR	14,909	16,873	29,319	33,386

Shared services billings from PNMR to:
PNM*	$23,544	$23,697	$46,411	$49,595
TNMP	5,038	4,587	9,815	10,117

Services billings from PNMR to EnergyCo	$4,749	$2,344	$7,224	$3,414

Income tax sharing payments from:
PNMR to PNM	$-	$-	$1,855	$-
PNMR to TNMP	-	-	858	-

Capital expenditure billings from PNMR to:
PNM	$-	$-	$-	$99
TNMP	-	-	-	18

Interest payments:
TNMP to PNMR	$28	$324	$117	$592

* PNM shared services include billings to PNM Gas of $6.0 million and $8.1 million for the three months ended and $12.1 million and $16.6 million for the six months ended June 30, 2008 and 2007.

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

SFAS 161 – Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133

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

SFAS 162 – The Hierarchy of Generally Accepted Accounting Principles

The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The Board concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and issued this Statement to achieve that result.  This statement is effective 60 days following the SEC’s approval.  The Company has reviewed the impact of SFAS 162 and does not believe it will result in a change in current practice.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In thousands)
Operating revenues	$95,568	$75,112	$316,024	$291,569
Cost of energy	64,917	45,068	225,747	206,776
Gross margin	30,651	30,044	90,277	84,793
Operating expenses	22,991	23,808	44,433	47,089
Depreciation and amortization	-	5,473	-	11,074
Operating income	7,660	763	45,844	26,630
Other income (deductions)	502	(493)	1,443	625
Net interest charges	(3,576)	(2,898)	(6,547)	(5,844)
Segment earnings before income taxes	4,586	(2,628)	40,740	21,411
Income taxes	1,824	(1,040)	15,479	8,477
Segment earnings (loss)	$2,762	$(1,588)	$25,261	$12,934

Financial Position

	June 30,	December 31,
	2008	2007
	(In thousands)
ASSETS
Cash and cash equivalents	$25	$28
Accounts receivable and unbilled revenues, net	50,181	89,699
Regulatory and other current assets	27,480	30,334
Total current assets	77,686	120,061
Gas plant in service	758,351	743,664
Accumulated depreciation and amortization	(241,876)	(245,741)
Construction work in progress	19,803	22,411
Net utility plant	536,278	520,334
Regulatory and other assets	5,150	6,205
	$619,114	$646,600

LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$18,313	$68,458
Regulatory and other current liabilities	24,409	27,545
Total current liabilities	42,722	96,003
Regulatory liabilities	73,790	72,727
Deferred credits and other liabilities	15,524	17,121
Total deferred credits and other liabilities	89,314	89,848
Equity	487,078	460,749
	$619,114	$646,600

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

    PNM uses call options and financial swaps to facilitate the hedge strategy. PNM Gas also enters into physical gas contracts to meet the needs of its retail sales-service customers.  Costs and gains and losses for these instruments are deferred and recovered through the PGAC with no income statement effect.  At June 30, 2008, PNM Gas had $1.7 million of current assets and current liabilities related to these instruments.  At December 31, 2007, PNM Gas had $7.1 million of current assets and current liabilities related to these instruments.  At June 30, 2008, PNM Gas derivatives were valued using Level 2 and Level 3 inputs as defined in SFAS 157.

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

The Company has existing plans providing severance benefits to employees who are involuntarily terminated due to elimination of their positions.  Under SFAS 112, the severance benefits payable under the Company’s existing plans should be recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.  At June 30, 2008, the Company assessed the status of the business improvement plan process and the positions that were probable of being eliminated as determined at that time.  During the three months and six months ended June 30, 2008, the Company recorded pre-tax severance benefits payable of $0.3 million and $0.5 million and other costs, primarily consulting fees, related to the business improvement plan of $1.2 million and $3.2 million.  Substantially all of these costs were recorded by PNMR.  As additional phases of the business improvement plan are developed, the associated costs will be analyzed and recorded.

(16)	Variable Interest Entities

Information regarding the Company’s assessment of potential variable interest entities is contained in Note 9 of Notes to the Consolidated Financial Statements in the 2007 Annual Reports on Form 10-K.

On April 18, 2007, PNM entered into a power purchase agreement to purchase all of the electric capacity and energy from Valencia, a natural gas-fired power plant near Albuquerque, New Mexico.  Valencia became operational on May 30, 2008.  A third-party built, owns and operates the facility while PNM is the sole purchaser of the electricity generated. The total construction cost for the facility was $90.0 million. The term of the power purchase agreement is for 20 years beginning June 1, 2008, with the full output of the plant estimated to be 145 MW.  PNM has the option to purchase and own up to 50% of the plant or the variable interest entity. PNM estimates that the plant will typically operate during peak periods of energy demand in summer (less than 18% of the time on an annual basis).

PNM has evaluated the accounting treatment of this arrangement and concluded that the third party entity that owns Valencia is a variable interest entity and that PNM is the primary beneficiary of the entity under FIN 46R since it will absorb the majority of the variability in the cash flows of the plant.  As the primary beneficiary, PNM has consolidated the entity in its financial statements beginning on the commercial operations date.  Accordingly, the assets, liabilities, operating expenses, and cash flows of Valencia are included in the consolidated financial

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

statements of PNM although PNM has no legal ownership interest or voting control of the variable interest entity.  The owner’s equity and net income of Valencia are considered attributable to minority interest.  The owner’s equity is included in other deferred credits and the net income is included in other income and deductions. PNM did not consolidate the variable interest entity prior to May 30, 2008 since PNM had no financial risk.

Summarized financial information for Valencia is as follows:

                      Results of Operations

May 30, 2008 to
June 30, 2008
(In thousands)

Operating revenues	$ 1,416
Operating expenses	190
Interest expense	225
Income attributable to minority interest	$ 1,001

                    Financial Position

June 30, 2008
(In thousands)

Current assets	$ 1,472
Net property, plant and equipment	90,041
Total assets	91,513

Short-term debt	86,651
Other current liabilities	5,016
Total liabilities	91,667

Owner' equity - minority interest	$ (154)

As of June 30, 2008, the utility plant serves as collateral for the obligations of this variable interest entity.  As of June 30, 2008, the short-term debt of variable interest entity is to its parent and is non-recourse to both PNMR and PNM.  Subsequent to June 30, 2008, the variable interest entity restructured its financial arrangements with its parent through a new short-term debt obligation of $75.2 million.

(17)	Impairment of Goodwill and Other Intangible Assets

Under the provisions of SFAS 142, the Company evaluates its goodwill and non-amortizing intangible assets for impairment annually at the reporting unit level or more frequently if circumstances indicate that the goodwill or intangible assets may be impaired.  The goodwill and other intangible assets were recorded upon PNMR’s acquisition of TNP and were pushed down to the businesses acquired.  In connection with the transfer of TNMP’s New Mexico operations to PNM, $102.8 million of goodwill was transferred to PNM.

The Company performed its annual testing of these assets as of April 1, 2008.  Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and determination of the fair value of each reporting unit.    The fair value of each reporting unit is estimated using a discounted cash flow methodology.  This analysis requires significant judgments, including estimation of

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

future cash flows, which is dependent on internal forecasts, estimation of long-term growth rates for the business and determination of appropriate weighted average cost of capital for each reporting unit.  Changes in these estimates and assumptions could materially affect the determination of fair value and the conclusion of impairment for each reporting unit.

    The market capitalization of PNMR’s common stock has been significantly below book value during 2008, which is an indicator that intangible assets may be impaired.  In addition, changes in the ERCOT market in which First Choice operates have significantly impacted its results of operations.  The first step of the impairment test for goodwill requires that the Company compare the fair value of each reporting unit with its carrying value, including goodwill.  For non-amortizing intangibles, the Company compares the fair value of the intangible asset to its recorded value.  As a result of this analysis, the Company concluded there was an indication of impairment in the reporting units having goodwill and that the First Choice trade name was impaired.  This conclusion requires the Company to perform the second step of the SFAS 142 impairment analysis, determining the amount of goodwill impairment to be recorded.  The amount is calculated by comparing the implied fair value of the goodwill to its carrying amount.  This exercise requires the Company to allocate the fair value determined in step one to the individual assets and liabilities of the reporting unit.  Any remaining fair value would be the implied fair value of goodwill on the testing date.  To the extent the recorded amount of goodwill of a reporting unit exceeds the implied fair value determined in step two, an impairment loss is reflected in results of operations.  Although the impairments of goodwill have no income tax effects, the impairment of the First Choice trade name does have an income tax effect.

Because of the timing and complexity of the calculations required in the second step of the impairment analysis related to the goodwill of First Choice, the Company anticipates finalizing this analysis in the third quarter of 2008.  However, a preliminary estimate of the goodwill impairment has been recorded based on the calculations performed to date and may be revised.  Neither the impairments recorded as of June 30, 2008 nor changes to the estimated amounts impact the Company’s cash flows.  A summary of goodwill and non-amortizing intangible assets and pre-tax impairments recorded in the three months ended June 30, 2008 is as follows:

	Balance	Balance
	before	after
	Impairment	Impairment	Impairment
Goodwill:
First Choice	$131,768	$88,559	$43,209
PNM	102,775	51,632	51,143
TNMP	261,121	226,665	34,456
Total PNMR	$495,664	$366,856	128,808

Other intangible assets - First Choice trade name	$68,774	$61,403	7,371

Total impairment			$136,179

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

MD&A FOR PNMR

BUSINESS AND STRATEGY

Overview

The overall strategy of PNMR is to concentrate business efforts on its core regulated and unregulated electric businesses.  PNMR intends to focus on its regulated electric business by selling its gas operations, which is expected to close near the end of 2008.  PNMR expects to use the net after-tax proceeds to retire debt, fund future electric capital expenditures and for other corporate purposes.  The growth of the unregulated electric business is expected from the further development of EnergyCo.  The strategic growth of EnergyCo was initiated with PNMR’s contribution of Altura on June 1, 2007 and continued with EnergyCo’s acquisition of the Altura Cogen Power Plant in August 2007 and with EnergyCo’s ongoing joint development project for the Cedar Bayou IV Generating Station with NRG Energy, Inc.  On August 11, 2008, PNMR announced that it has decided to pursue strategic alternatives for First Choice.

The focus on the electric businesses also includes environmental sustainability efforts.  These efforts are comprised of various components including environmental upgrades, energy efficiency leadership, solar generating site and technology feasibility, purchasing power from renewable resources, and climate change leadership.  The investment in environmental sustainability is expected to result in future emission reductions as well as other long-term benefits for the Company.

Another initiative of PNMR is the separation of its merchant operations from PNM, which is being accomplished in several steps.  In June, 2008, PNMR completed the sale of certain wholesale power, natural gas and transmission contracts as an initial step in separating its merchant plant activities from PNM.  In addition, Luna and Lordsburg are required to be separated by January 1, 2010 under an existing NMPRC regulatory order.  These units will either be sold, included in retail rates, or placed in another PNMR subsidiary.  PVNGS Unit 3, which is not subject to the separation order, can remain in PNM.  In April 2008, PNM entered into three separate contracts for the sale of capacity and energy related to its entire ownership interest in PVNGS Unit 3, which is 135 MW.  Under two of the contracts, PNM sells 90 MW of firm capacity and energy.  Under the remaining contract, PNM sells 45 MW of unit contingent capacity and energy.  The term of the contracts is May 1, 2008 through December 31, 2010.  Under the two firm contracts, the two buyers made prepayments of $40.6 million and $30.0 million.  The prepayments have been recorded as deferred revenue and are being amortized over the life of the contracts.

Critical to PNMR’s success for the foreseeable future is the financial health of PNM, PNMR’s largest subsidiary.  In 2007, PNM filed for new electric rates designed to increase operating revenues $76.9 million on an annual basis.  In addition, PNM asked for reinstatement of its FPPAC, which it voluntarily relinquished in 1994 under dramatically different circumstances.  As discussed in Note 10, on April 24, 2008, the NMPRC issued a final order in the case resulting in a revenue increase of $34.4 million and new rates reflecting the increase were effective for bills rendered on and after May 1, 2008.  In its final order, the NMPRC disallowed recovery of costs associated with the PNM’s RECs that are being deferred as regulatory assets and to cap the recovery of coal mine decommissioning costs at $100 million. PNM recorded pre-tax write-offs in the first quarter of 2008 of $19.6 million related to the coal mine decommissioning and $10.6 million for REC costs deferred through March 31, 2008.  PNM has appealed the treatment of coal mine decommissioning and the RECs to the New Mexico Supreme Court.  The AG has moved to intervene.  The Company is unable to predict the outcome of this matter.  As a result of PNM’s filing of the Emergency FPPAC described below, the NMPRC determined that it was unnecessary to address the merits of the FPPAC proposed in PNM’s original case.

On March 20, 2008, PNM, together with the International Brotherhood of Electrical Workers Local 611, filed a joint motion to implement an Emergency FPPAC. The motion requested immediate authority to implement an Emergency FPPAC for a period of 24 months or until the effective date of new rates in PNM’s next rate case, whichever is earlier.  On May 22, 2008, following an evidentiary hearing, the NMPRC issued a final order that approved the Emergency FPPAC with certain modifications relating to power plant performance and the treatment of revenue from SO2 allowances.  The Emergency FPPAC permits PNM to recover its actual fuel and purchased power costs up to $0.024972 per kWh, which is an increase of $0.008979 per kWh above the fuel costs included in base rates. PNM is unable to predict if actual fuel and purchased power costs will exceed the cap during the period the Emergency FPPAC is in effect.  PNM implemented the Emergency FFPAC as modified on June 2, 2008 and expects to recover $58 million to $62 million annually.  Appeals from the final order may be filed within 30 days from the last date on which a rehearing motion is denied.  The Albuquerque Bernalillo County Water Utility Authority filed an appeal on August 1, 2008.  PNM is unable to predict if other appeals will be filed or the final outcome.

PNM expects to file a general base rate case during the third quarter of 2008 for all of its electric customers in New Mexico, except those previously served by TNMP.  PNM expects new rates to be effective in the third quarter of 2009.  The general rate increase will seek recovery of increased capital spending and O&M costs and to replace the existing Emergency FPPAC with a permanent FPPAC.  The rate increase will also seek to include Luna and Lordsburg in rates charged to New Mexico customers.

TNMP expects to file a general base rate case in Texas on August 29, 2008. TNMP will requests rates become effective October 3, 2008. Rates would become effective on this date, unless the PUCT or those cities retaining original jurisdiction suspend the proposed rates. Suspension of proposed rates is the normal course of action and results in the matter being referred to a contested hearing.  TNMP's last general rate case was filed in March 2000, with rates effective January 1, 2002.

EnergyCo

EnergyCo was formed with ECJV as an unregulated energy company that will serve expanding U.S. markets throughout the Southwest, Texas and the West.  ECJV is a wholly owned subsidiary of Cascade, which is a large PNMR shareholder.  PNMR and ECJV each have a 50 percent ownership interest in EnergyCo, a limited liability company.

PNMR’s strategy for unregulated operations is focused on some of the nation’s growing power markets.  PNMR intends to capitalize on the growth opportunities in these markets through its participation and ownership in EnergyCo.  EnergyCo’s anticipated business activities will consist of:

•	Competitive retail energy sales
•	Development, ownership, and active management of diverse generation fleet
•	Wholesale marketing to capture the extrinsic value of the generating fleet
•	Multi-year hedging program to minimize price volatility and maximize cash flow predictability

On June 1, 2007, PNMR contributed its ownership of Altura to EnergyCo at fair market value of $549.6 million, as adjusted to reflect changes in working capital.  ECJV made a cash contribution to EnergyCo equal to 50% of the contribution amount and EnergyCo distributed that cash to PNMR.  EnergyCo has entered into a bank credit facility for working capital and other corporate purposes.  In August 2007, EnergyCo completed the acquisition of Altura Cogen and announced plans to co-develop the Cedar Bayou IV Generating Station, substantial portions of which are financed through EnergyCo’s credit facility.  In addition to purchasing energy-related assets, EnergyCo could continue to grow by PNMR contributing existing unregulated assets and ECJV, in turn, matching those contributions with cash contributions, but any such contributions would be at the option of PNMR and ECJV.

Dividends on Common Stock

On August 11, 2008, the Board declared the regular quarterly dividend on common stock of $0.125 per share, which represents a reduction of 46 percent from the previous quarter. PNMR’s indicated annual rate is $0.50 per share. The Board took this action to improve the Company’s liquidity and set a new foundation for long-term value creation.  The reduction also better aligns PNMR’s dividend yield with industry averages.

Business Improvement Plan

The Company has undertaken a business improvement process that includes a comprehensive cost structure analysis of its operations and a benchmarking analysis to similar-sized utilities.  The Company is now in the process of implementing a series of initiatives designed to manage future operational costs, maintain financial strength and strengthen its regulated utilities.  The multi-phase process includes a business improvement plan to streamline internal processes and reduce operating costs.  The utility-related process enhancements are designed to improve business functions.  For the three months and six months ended June 30, 2008, PNMR recorded pre-tax expense of $1.5 million and $3.8 million for costs of the business improvement plan, primarily consulting and severance-related costs.  As additional phases of the business improvement plan are developed, the associated costs will be analyzed and recorded as specified by GAAP.

RESULTS OF OPERATIONS

Executive Summary

A summary of PNMR’s net earnings (loss) is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
	(In millions, except earnings per share)
Earnings (loss) from continuing operations	$(146.2)	$21.8	$(168.1)	$(217.4)	$37.0	$(254.4)
Earnings from discontinued operations, net of income taxes	2.8	(1.6)	4.4	25.3	12.9	12.4
Net earnings (loss)	$(143.5)	$20.2	$(163.7)	$(192.1)	$49.9	$(242.0)
Average common and common equivalent shares outstanding	81.7	78.8	2.9	79.3	78.4	0.9
Earnings (loss) from continuing operations per diluted share	$(1.79)	$0.28	$(2.07)	$(2.74)	$0.47	$(3.21)
Net earnings (loss) per diluted share	$(1.76)	$0.26	$(0.29)	$(2.42)	$0.64	$(3.06)
The components of the changes in earnings (loss) from continuing operations by segment are:

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
	(In millions)
PNM Electric	$(47.8)	$(89.1)
TNMP Electric	(33.0)	(30.2)
Altura	(4.5)	(6.0)
First Choice	(66.8)	(96.7)
Corporate and Other	(12.7)	(14.3)
EnergyCo	(3.3)	(18.1)
Net change	$(168.1)	$(254.4)

Detailed information regarding the changes in earnings (loss) from continuing and discontinued operations is included in the segment information below. The changes in the number of common and common equivalent shares are primarily due to shares of common stock issued in May 2008 under the publicly held equity-linked units (See Note 7) offset by a reduced number of dilutive shares due to changes in share price.

As discussed in Note 17, the Company performs its annual assessment of its goodwill and non-amortizing assets as of April 1 of each year.  The 2008 assessment indicates that goodwill and the First Choice trade name have been impaired.  EnergyCo has made a strategic decision not to pursue the Twin Oaks expansion at this time and has written off its development rights as an impairment.  After-tax impairment losses totaling $140.7 million were recorded in the three months ended June 30, 2008.

The impairments of goodwill amounting to $128.8 million have no income tax impacts.  However, the impairment of the First Choice trade name amounting to $7.4 million and PNMR’s equity in the EnergyCo impairment amounting to $10.9 million do have income tax impacts.  The absence of income tax benefits on the goodwill impairments has a significant impact on the effective tax rates of the Company in 2008.  In 2007, PNMR had favorable tax decisions regarding previously unrecognized tax benefits, including a settlement with the IRS, that had a $16.0 million positive impact on income taxes, which reduced the effective tax rate.

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

PNM Electric

The table below summarizes operating results for PNM Electric:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Change	%	2008	2007	Change	%
	(Dollars in millions)
Total operating revenues	$386.1	$300.3	$85.8	28.6	$638.7	$540.7	$98.0	18.1
Cost of energy	247.6	185.3	62.3	33.6	383.3	288.5	94.8	32.9
Gross margin	138.5	115.0	23.5	20.4	255.4	252.2	3.2	1.3
Operating expenses	147.2	89.7	57.5	64.1	273.8	177.9	95.9	53.9
Depreciation and amortization	20.9	20.7	0.2	1.0	41.9	41.5	0.4	1.0
Operating income (loss)	(29.6)	4.6	(34.2)	(743.5)	(60.2)	32.8	(93.0)	(283.5)

Interest income	4.9	7.2	(2.3)	(31.9)	11.0	14.9	(3.9)	(26.2)
Other income (deductions)	(2.2)	2.1	(4.3)	(204.8)	(7.7)	2.5	(10.2)	(408.0)
Net interest charges	(17.6)	(12.7)	(4.9)	38.6	(31.7)	(25.9)	(5.8)	22.4

Earnings (loss) before income taxes	(44.6)	1.1	(45.7)	(4,154.5)	(88.6)	24.3	(112.9)	(464.6)
Income taxes (benefit)	2.4	0.4	2.0	500.0	(14.6)	9.2	(23.8)	(258.7)
Preferred stock dividend requirements	0.1	0.1	-	-	0.3	0.3	-	-
Segment earnings (loss)	$(47.1)	$0.6	$(47.7)	(7,950.0)	$(74.2)	$14.9	$(89.1)	(598.0)

The table below summarizes the significant changes to operating revenues, gross margin, earnings before income taxes and segment earnings:

	Three Months Ended June 30, 2008				Six Months Ended June 30, 2008
			Earnings (Loss)				Earnings (Loss)
			Before	Segment			Before	Segment
	Total	Gross	Income	Earnings	Total	Gross	Income	Earnings
	Revenues	Margin	Taxes	(Loss)	Revenues	Margin	Taxes	(Loss)
	(In millions)
Increased rate recovery including emergency FPPAC	$11.5	$11.5	$11.5	$6.9	$11.5	$11.5	$11.5	$6.9
Regulated sales growth	1.8	1.0	1.0	0.6	7.6	2.3	2.3	1.4
Generation and purchased power cost increases	-	(0.7)	(0.7)	(0.4)	-	(9.3)	(9.3)	(5.6)
Regulated plant availability	24.7	8.3	5.7	3.4	9.3	(13.3)	(28.2)	(17.0)
Sales of SO2 allowances	(13.1)	(13.1)	(13.1)	(7.9)	(13.2)	(13.2)	(13.2)	(8.0)
Unregulated margins	(1.3)	0.6	0.6	0.4	29.5	2.8	2.8	1.7
Gain on sale of merchant portfolio	2.9	2.9	2.9	1.8	5.1	5.1	5.1	3.1
Net unrealized economic hedges	54.9	12.2	12.2	7.4	41.2	17.4	17.4	10.5
Operational costs	-	-	(4.8)	(2.9)	-	-	(2.2)	(1.3)
NDT	-	-	(2.6)	(1.6)	-	-	(7.2)	(4.3)
Regulatory disallowances	-	-	-	-	-	-	(30.2)	(18.2)
Impairment of goodwill	-	-	(51.1)	(51.1)	-	-	(51.1)	(51.1)
Other	4.4	0.8	(7.3)	(4.3)	7.0	(0.1)	(10.6)	(7.2)
Total increase (decrease)	$85.8	$23.5	$(45.7)	$(47.7)	$98.0	$3.2	$(112.9)	$(89.1)

The following table shows PNM Electric operating revenues by customer class, including intersegment revenues and average number of customers:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Change	%	2008	2007	Change	%
	(Dollars in millions)
Residential	$66.6	$58.4	$8.2	14.0	$137.8	$126.2	$11.6	9.2
Commercial	81.7	73.1	8.6	11.8	149.2	137.8	11.4	8.3
Industrial	25.4	25.8	(0.4)	(1.6)	51.1	49.2	1.9	3.9
Transmission	6.2	6.5	(0.3)	(4.6)	11.5	13.1	(1.6)	(12.2)
Other retail	6.6	5.8	0.8	13.8	11.9	11.0	0.9	8.2
Wholesale long-term sales	47.4	34.3	13.1	38.2	82.6	61.9	20.7	33.4
Wholesale short-term sales	152.2	96.4	55.8	57.9	194.6	141.5	53.1	37.5
	$386.1	$300.3	$85.8	28.6	$638.7	$540.7	$98.0	18.1
Average customers (thousands)	494.7	488.1	6.6	1.4	494.3	487.6	6.7	1.4

The following table shows PNM Electric GWh sales by customer class:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Change	%	2008	2007	Change	%
	(Gigawatt hours)
Residential	718.2	704.9	13.3	1.9	1,575.9	1,525.6	50.3	3.3
Commercial	1,016.2	992.6	23.6	2.4	1,926.6	1,869.5	57.1	3.1
Industrial	410.4	494.2	(83.8)	(17.0)	852.2	964.5	(112.3)	(11.6)
Other retail	71.2	63.4	7.8	12.3	130.8	119.8	11.0	9.2
Wholesale long-term sales	773.1	631.2	141.9	22.5	1,427.2	1,174.7	252.5	21.5
Wholesale short-term sales	1,089.8	1,286.8	(197.0)	(15.3)	2,169.1	2,453.7	(284.6)	(11.6)
	4,078.9	4,173.1	(94.2)	(2.3)	8,081.8	8,107.8	(26.0)	(0.3)

On May 1, 2008, PNM Electric implemented a $34.4 million base rate increase approved by the NMPRC.  The rate increase provides for a 10.1% return on equity.  Additionally, the NMPRC approved the implementation of an Emergency FPPAC effective June 2, 2008, which is projected to allow PNM Electric to recover an additional $58 to $62 million of actual fuel and purchased power costs annually above amounts collected through base rates.  See Note 10.  Implementation of the base rate increase resulted in a $9.2 million increase to revenues and gross margin in the second quarter of 2008.  The Emergency FPPAC resulted in a $2.3 million increase to revenues and gross margin in the second quarter of 2008 when compared to the second quarter of 2007, reflecting the net amount of fuel and purchased power costs used to serve retail loads that were recovered in addition to amounts recovered through base rates.

An increase in the average retail customer count, combined with higher per-customer usage among residential and commercial customers, was partially offset by a reduction in sales volumes due to the reduced operations of a major industrial customer and higher costs to serve this growth.

For the three months ended June 30, the increase in segment earnings associated with sales growth was more than offset by increases in generation prices and purchased power costs.  For the six months ended June 30, increases in generation prices and purchased power costs more than offset the increase in regulated sales growth.

For the three months ended June 30, increased generation from regulated power plants increased system sales revenues, gross margin and segment earnings.  During the first quarter of 2008, planned outages at SJGS Unit 3 and Four Corners Unit 5, along with the extension of a planned outage for environmental upgrades at SJGS Unit 4 and a planned refueling outage at PVNGS Unit 3, decreased off-system sales revenues, gross margins and segment earnings.  During both the first and second quarters of 2008, O&M costs related to regulated plant performance increased as a result of an increase in the maintenance work performed during the outages, the addition of Afton and an increase in costs for labor, materials and supplies.

A decrease in the sales of SO2 allowances reduced revenues, gross margin and segment earnings.

Unregulated margins decreased over prior year levels due to increased costs to serve long-term sales contracts and decreased availability at PVNGS.  Unregulated margins also benefited from an increase in trading margins primarily driven by losses recognized in the second quarter of 2007.

A gain on the sale of the merchant portfolio in June 2008 increased revenues, gross margin and segment earnings.  PNM’s merchant portfolio included certain wholesale power, natural gas and transmission contracts that represent a significant portion of the wholesale activity portfolio of PNM Electric and include several long-term sales and purchase power agreements.  See Note 4.

Changes in net unrealized mark-to-market gains and losses on economic hedges were driven by increased gas and electric price movements during the first and second quarters of 2008 compared to the first and second quarters of 2007.

Operational costs include costs for materials and supplies, self-insurance, depreciation, advertising, and interest as well as shared services, employee labor, pension and benefits.  Increased costs in the second quarter, largely driven by interest on higher debt balances and transaction fees associated with the refinancing of debt, were partially offset by decreases in incentive-based compensation, as well as cost savings resulting from the business improvement plan.

Income related to NDT assets includes realized gains and losses, interest and dividend income and any associated fees and taxes, along with other than temporary impairment losses recognized in accordance with SFAS 115.  This income totaled a loss of $0.2 million in the second quarter of 2008 and a loss of $4.3 million for the six months ending June 30, 2008, compared to a gain of $2.4 million in the second quarter of 2007 and $2.9 million for the six months ending June 30, 2007.

An impairment of goodwill amounting to $51.1 million was recorded in the three months ended June 30, 2008 as a result of the annual impairment assessment (See Note 17).  Regulatory disallowances resulting from the NMPRC’s rate order dated April 24, 2008 include write-offs of $10.6 million for deferred costs of RECs and $19.6 million for coal mine decommissioning costs.

TNMP Electric

The table below summarizes the operating results for TNMP Electric:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Change	%	2008	2007	Change	%
	(Dollars in millions)
Total operating revenues	$47.1	$43.5	$3.6	8.3	$89.3	$84.5	$4.8	5.7
Cost of energy	7.9	7.2	0.7	9.7	15.7	14.4	1.3	9.0
Gross margin	39.2	36.3	2.9	8.0	73.6	70.1	3.5	5.0
Operating expenses	52.0	17.7	34.3	193.8	67.4	36.4	31.0	85.2
Depreciation and amortization	8.8	7.0	1.8	25.7	17.1	14.0	3.1	22.1
Operating income (loss)	(21.6)	11.6	(33.2)	(286.2)	(11.0)	19.7	(30.7)	(155.8)
Interest income	-	0.8	(0.8)	(100.0)	-	0.9	(0.9)	(100.0)
Other income (deductions)	0.6	0.7	(0.1)	(14.3)	1.0	1.0	-	-
Net interest charges	(4.4)	(6.9)	2.5	(36.2)	(9.4)	(13.9)	4.5	(32.4)
Earnings (loss) before income taxes	(25.3)	6.2	(31.5)	(508.1)	(19.3)	7.6	(26.9)	(353.9)
Income taxes	3.4	2.0	1.4	70.0	5.7	2.4	3.3	137.5
Segment earnings (loss)	$(28.8)	$4.2	$(33.0)	(785.7)	$(25.0)	$5.2	$(30.2)	(580.8)

The table below summarizes the significant changes to operating revenues, gross margin, earnings before income taxes and segment earnings:

	Three Months Ended June 30, 2008				Six Months Ended June 30, 2008
			Earnings (Loss)				Earnings (Loss)
			Before	Segment			Before	Segment
	Total	Gross	Income	Earnings	Total	Gross	Income	Earnings
	Revenues	Margin	Taxes	(Loss)	Revenues	Margin	Taxes	(Loss)
	(In millions)
Retail growth/weather	$2.3	$2.3	$2.3	$1.5	$2.9	$2.9	$2.9	$1.9
Synergy savings credits	-	-	0.8	0.5	-	-	1.6	1.0
Debt reduction	-	-	2.3	1.5	-	-	3.8	2.5
Operational costs	-	-	(0.8)	(0.5)	-	-	1.3	0.9
Impairment of goodwill	-	-	(34.5)	(34.5)	-	-	(34.5)	(34.5)
Other	1.3	0.6	(1.6)	(1.5)	1.9	0.6	(2.0)	(2.0)
Total increase	$3.6	$2.9	$(31.5)	$(33.0)	$4.8	$3.5	$(26.9)	$(30.2)

The following table shows TNMP Electric operating revenues by customer class, including intersegment revenues, and average number of customers:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Change	%	2008	2007	Change	%
	(Dollars in millions)
Residential	$17.8	$15.6	$2.2	14.1	$33.1	$30.4	$2.7	8.9
Commercial	18.8	17.7	1.1	6.2	35.5	33.7	1.8	5.3
Industrial	3.3	1.8	1.5	83.3	6.5	3.5	3.0	85.7
Other	7.2	8.4	(1.2)	(14.3)	14.2	16.9	(2.7)	(16.0)
	$47.1	$43.5	$3.6	8.3	$89.3	$84.5	$4.8	5.7
Average customers (thousands(1))	229.3	225.3	4.0	1.8	228.3	225.3	3.0	1.3

(1)
Under TECA, customers of TNMP Electric in Texas have the ability to choose First Choice or any other REP to provide energy.  The average customers reported above include (in thousands) 119.5 and 138.9 and customers of TNMP Electric for the three months ended June 30, 2008 and 2007 and 121.9 and 141.4 customers for the six months ended June 30, 2008 and 2007 who have chosen First Choice as their REP.  These customers are also included in the First Choice segment.

The following table shows TNMP Electric GWh sales by customer class:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Change	%	2008	2007	Change	%
	(Gigawatt hours (1))
Residential	637.4	579.9	57.5	9.9	1,175.9	1,118.3	57.6	5.2
Commercial	587.2	563.7	23.5	4.2	1,060.9	1,022.9	38.0	3.7
Industrial	516.6	473.9	42.7	9.0	1,059.7	881.2	178.5	20.3
Other	26.3	23.9	2.4	10.0	52.8	48.1	4.7	9.8
	1,767.5	1,641.4	126.1	7.7	3,349.3	3,070.5	278.8	9.1

(1)
The GWh sales reported above include 433.0 and 487.3 GWhs for the three months ended June 30, 2008 and 2007 and 828.0 and 960.3 GWhs for the six months ended June 30, 2008 and 2007 used by customers of TNMP Electric, who have chosen First Choice as their REP.  These GWhs are also included below in the First Choice segment.

Increases in the average customer count and warmer temperatures in the second quarter more than offset milder temperatures in the first quarter, resulting in increases in sales volumes.  The increase in sales volumes and higher service fees approved by the PUCT increased operating revenues and gross margin.

Credits from synergy savings related to the acquisition of TNMP operations by PNMR were returned to customers from July 2005 through June 2007, as ordered by the PUCT.  The completion of the return of these savings in 2007 resulted in increased 2008 earnings.

Second quarter 2008 segment earnings also benefited from lower interest charges resulting from a $100 million long-term debt reduction in the second quarter of 2007 and the refinancing of $148.9 million of debt in the second quarter of 2008.

An impairment of goodwill amounting to $34.5 million was recorded in the three months ended June 30, 2008 as a result of the annual impairment assessment (See Note 17).

Operational costs include costs for materials and supplies, self-insurance, depreciation and advertising, as well as shared services, employee labor, pension and benefits.  Increased building maintenance and shared service costs in the second quarter were more than offset by decreases in incentive-based compensation in the first quarter and savings resulting from the business improvement plan.

PNM Gas

The table below summarizes the operating results for PNM Gas, which is classified as discontinued operations in the Condensed Consolidated Statements of Earnings (Loss):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Change	%	2008	2007	Change	%
	(Dollars in millions)
Total operating revenues	$95.6	$75.1	$20.5	27.3	$316.0	$291.6	$24.4	8.4
Cost of energy	64.9	45.1	19.8	43.9	225.7	206.8	18.9	9.1
Gross margin	30.7	30.0	0.7	2.3	90.3	84.8	5.5	6.5
Operating expenses	23.0	23.8	(0.8)	(3.4)	44.4	47.1	(2.7)	(5.7)
Depreciation and amortization	-	5.5	(5.5)	(100.0)	-	11.1	(11.1)	(100.0)
Operating income	7.7	0.8	6.9	862.5	45.8	26.6	19.2	72.2
Interest income	0.4	(0.5)	0.9	(180.0)	1.3	0.5	0.8	160.0
Other income (deductions)	0.1	-	0.1	-	0.1	0.2	(0.1)	(50.0)
Net interest charges	(3.6)	(2.9)	(0.7)	24.1	(6.5)	(5.8)	(0.7)	12.1
Earnings (loss) before income taxes	4.6	(2.6)	7.2	(276.9)	40.7	21.4	19.3	90.2
Income taxes	1.8	(1.0)	2.8	(280.0)	15.5	8.5	7.0	82.4
Segment earnings (loss)	$2.8	$(1.6)	$4.4	(275.0)	$25.3	$12.9	$12.4	96.1

The table below summarizes the significant changes to operating revenues, gross margin, earnings before income taxes and segment earnings:

	Three Months Ended June 30, 2008				Six Months Ended June 30, 2008
			Earnings (Loss)				Earnings (Loss)
			Before	Segment			Before	Segment
	Total	Gross	Income	Earnings	Total	Gross	Income	Earnings
	Revenues	Margin	Taxes	(Loss)	Revenues	Margin	Taxes	(Loss)
	(In millions)
Retail gas prices	$11.1	$-	$-	$-	$0.8	$-	$-	$-
Rate increase	1.6	1.6	1.6	1.0	5.1	5.1	5.1	3.1
Retail growth/weather	4.5	0.5	0.5	0.3	15.0	2.0	2.0	1.2
Off-system activities	4.4	0.3	0.3	0.2	5.3	0.2	0.2	0.1
Operational costs	-	-	0.5	0.3	-	-	2.4	1.4
Discontinuation of depreciation on assets	-	-	5.4	3.3	-	-	10.6	6.4
Other	(1.1)	(1.7)	(1.1)	(0.7)	(1.8)	(1.8)	(0.9)	0.2
Total increase (decrease)	$20.5	$0.7	$7.2	$4.4	$24.4	$5.5	$19.3	$12.4

The following table shows PNM Gas operating revenues by customer class included in earnings from discontinued operations within the presentation of Condensed Consolidated Statements of Earnings (Loss) and average number of customers:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Change	%	2008	2007	Change	%
	(Dollars in millions)
Residential	$59.2	$48.4	$10.8	22.3	$215.7	$200.7	$15.0	7.5
Commercial	19.1	15.5	3.6	23.2	63.9	60.6	3.3	5.4
Industrial	1.3	0.4	0.9	225.0	2.1	1.0	1.1	110.0
Transportation(1)	3.7	3.4	0.3	8.8	9.8	8.4	1.4	16.7
Other	12.3	7.4	4.9	66.2	24.5	20.9	3.6	17.2
	$95.6	$75.1	$20.5	27.3	$316.0	$291.6	$24.4	8.4
Average customers (thousands)	496.3	490.5	5.8	1.2	497.2	491.2	6.0	1.2

(1)	Customer-owned gas.

The following table shows PNM Gas throughput by customer class:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Change	%	2008	2007	Change	%
	(Thousands of Decatherms)
Residential	3,747.6	3,826.8	(79.2)	(2.1)	18,035.1	17,770.9	264.2	1.5
Commercial	1,477.1	1,515.0	(37.9)	(2.5)	6,071.2	6,149.5	(78.3)	(1.3)
Industrial	136.0	50.1	85.9	171.5	227.9	113.2	114.7	101.3
Transportation(1)	9,192.8	10,149.2	(956.4)	(9.4)	20,569.3	20,948.9	(379.6)	(1.8)
Other	957.4	499.5	457.9	91.7	1,990.1	1,825.0	165.1	9.0
	15,510.9	16,040.6	(529.7)	(3.3)	46,893.6	46,807.5	86.1	0.2

(1)	Customer-owned gas.

Due to the pending sale of the PNM Gas business, the Company is reporting this segment as discontinued operations as required under GAAP.  See Note 14.  Certain corporate items that historically were allocated to the PNM Gas segment cannot be included as discontinued operations and were reassigned to PNM Electric for previously reported periods.  These items include officer compensation, depreciation on common utility and shared-service assets, and postage costs.  The after-tax amount of costs reassigned in the three and six months ended June 30, 2007 totaled $1.6 million and $3.3 million.  Beginning in 2008, these costs were reallocated among all PNMR business segments.

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

On June 29, 2007, the NMPRC unanimously approved an increase in annual revenues of approximately $9 million for PNM Gas, which included a 9.53% return on equity.  See Note 10.  Implementation of this rate increase resulted in an increase to revenues and gross margin in 2008.

Customer growth resulted in increased operating revenues and gross margin.  This was partially offset by weather impacts, as temperatures across the service area were colder than normal levels early in the year, particularly in January, but were milder than temperatures experienced during the first quarter of 2007.

Revenues from off-system activity increased during the first and second quarters due to increased gas prices, which were largely offset by increases in costs for the transactions.  In the second quarter of 2008, increased activity resulted in a slight increase to margin, which more than offset the slight decrease experienced in the first quarter due to reduced activity.

Operational costs include costs for materials and supplies, self-insurance and advertising, as well as shared services, employee labor, pension and benefits.  Decreases in these costs in 2008 represent decreases in incentive-based compensation, as well as cost savings resulting from the business improvement plan.

Due to the pending sale of the gas business, the assets held for sale have not been depreciated in accordance with SFAS 144. If PNM Gas was not treated as discontinued operations, depreciation of $5.4 million and $10.6 million would have been recorded in the three and six months ended June 30, 2008.

Altura

Effective June 1, 2007, PNMR contributed Altura, including the Twin Oaks business, to EnergyCo.  See Note 2.  Accordingly, Altura’s results of operations are included in PNMR for the three months and six months ended June 30, 2007, but not in 2008.

First Choice

The table below summarizes the operating results for First Choice:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Change	%	2008	2007	Change	%
	(Dollars in millions)
Total operating revenues	$162.2	$150.0	$12.2	8.1	$246.4	$285.6	$(39.2)	(13.7)
Cost of energy	158.1	125.9	32.2	25.6	263.4	236.7	26.7	11.3
Gross margin	4.1	24.2	(20.1)	(83.1)	(17.0)	48.9	(65.9)	(134.8)
Operating expenses	72.8	13.0	59.8	460.0	88.3	28.1	60.2	214.2
Depreciation and amortization	0.6	0.5	0.1	20.0	1.0	0.9	0.1	11.1
Operating income (loss)	(69.2)	10.7	(79.9)	(746.7)	(106.3)	19.9	(126.2)	(634.2)
Interest income	0.4	0.5	(0.1)	(20.0)	0.9	1.0	(0.1)	(10.0)
Other income (deductions)	-	-	-	-	(0.1)	-	(0.1)	-
Net interest charges	(0.3)	(1.1)	0.8	(72.7)	(0.6)	(1.2)	0.6	(50.0)
Earnings (loss) before income taxes	(69.2)	10.2	(79.4)	(778.4)	(106.1)	19.7	(125.8)	(638.6)
Income taxes (benefit)	(8.8)	3.9	(12.7)	(325.6)	(21.6)	7.4	(29.0)	(391.9)
Segment earnings (loss)	$(60.4)	$6.4	$(66.8)	(1,043.8)	$(84.5)	$12.2	$(96.7)	(792.6)

The following table summarizes the significant changes to operating revenues, gross margin, earnings (loss) before income taxes, and segment earnings (loss):

	Three Months Ended June 30, 2008				Six Months Ended June 30, 2008
			Earnings (Loss)				Earnings (Loss)
			Before	Segment			Before	Segment
	Total	Gross	Income	Earnings	Total	Gross	Income	Earnings
	Revenues	Margin	Taxes	(Loss)	Revenues	Margin	Taxes	(Loss)
	(In millions)
Usage/weather	$0.2	$(3.6)	$(3.6)	$(2.3)	$(6.2)	$(5.7)	$(5.7)	$(3.7)
Retail margins	15.6	(15.6)	(15.6)	(10.1)	15.7	(20.5)	(20.5)	(13.3)
Trading margin	-	-	-	-	(47.3)	(47.3)	(47.3)	(30.4)
Unrealized economic hedges	(3.6)	(0.9)	(0.9)	(0.6)	(1.4)	7.6	7.6	4.9
Bad debt expense	-	-	(4.9)	(3.2)	-	-	(4.6)	(3.0)
Other operational costs	-	-	(4.4)	(2.8)	-	-	(5.0)	(3.2)
Impairment of goodwill and other intangible assets	-	-	(50.6)	(48.0)	-	-	(50.6)	(48.0)
Other	-	-	0.6	0.2	-	-	0.3	-
Total increase (decrease)	$12.2	$(20.1)	$(79.4)	$(66.8)	$(39.2)	$(65.9)	$(125.8)	$(96.7)

The following table shows First Choice operating revenues by customer class, including intersegment revenues, and actual number of customers:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Change	%	2008	2007	Change	%
	(Dollars in millions)
Residential	$109.7	$88.4	$21.3	24.1	186.4	$174.0	$12.4	7.1
Mass-market	13.7	18.0	(4.3)	(23.9)	29.6	34.3	(4.7)	(13.7)
Mid-market	37.8	38.1	(0.3)	(0.8)	73.4	69.0	4.4	6.4
Trading gains (losses)	(1.9)	(1.9)	-	-	(49.0)	(1.7)	(47.3)	2,782.4
Other	2.9	7.4	(4.5)	(60.8)	6.0	10.0	(4.0)	(40.0)
	$162.2	$150.0	$12.2	8.1	$246.4	$285.6	$(39.2)	(13.7)
Actual customers (thousands)(1,2)	253.8	249.5	4.3	1.7	253.8	249.5	4.3	1.7
(1)	See note above in the TNMP Electric segment discussion about the impact of TECA.

(2)	Due to the competitive nature of First Choice’s business, actual customer count at June 30 is presented in the table above as a more representative business indicator than average customers.

The following table shows First Choice GWh electric sales by customer class:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Change	%	2008	2007	Change	%
	(Gigawatt hours) (1)
Residential	709.1	638.0	71.1	11.1	1,272.8	1,252.9	19.9	1.6
Mass-market	68.2	111.1	(42.9)	(38.6)	163.0	211.4	(48.4)	(22.9)
Mid-market	304.5	332.0	(27.5)	(8.3)	583.3	595.6	(12.3)	(2.1)
Other	5.4	5.3	0.1	1.9	9.8	10.4	(0.6)	(5.8)
	1,087.2	1,086.4	0.8	0.1	2,028.9	2,070.3	(41.4)	(2.0)

(1)	See note above in the TNMP Electric segment discussion about the impact of TECA.

A shift in the customer mix to include lower margin customers resulted in a decrease to gross margin and segment earnings for both the second quarter and year-to-date 2008.  An increase in the average retail sales price over 2007 levels, largely related to higher purchased power costs, resulted in increased sales revenues. However, these higher power costs resulted in a decrease in the average retail margin.  Average market clearing prices within ERCOT have increased 115 percent since December of 2007.  A delay in implementing price increases on fixed price term customer renewals, coupled with contractual limitations on monthly price increases for floating rate customers prevented First Choice from recouping the dramatic increase in purchase power costs. Losses on unrealized economic hedges in the second quarter 2008 and a gain year-to-date represent unrealized fair value estimates related to forward energy contracts and are not necessarily indicative of the amounts that will be realized upon settlement.

For the six months ended June 30, a decrease in trading margins from a $1.7 million loss in 2007 to a $49.0 million loss in 2008 resulted in an after-tax $30.4 million decrease in segment earnings.  The losses were primarily the result of a series of speculative forward trades that arbitraged basis differentials among certain ERCOT delivery zones.  Because of continued market volatility and the concern that the forward basis market would continue to deteriorate, First Choice decided to end any further speculative trading.  In the second quarter of 2008, First Choice incurred a $1.9 million loss to close out remaining speculative positions.  Of the speculative trading losses, $23.4 million has not cash settled and represents unrealized losses on its remaining forward positions at June 30, 2008.  The majority of these positions will cash settle before December 31, 2008.  No significant additional costs are expected related to speculative trading.

Impairments of goodwill of $43.2 million and the First Choice trade name of $7.4 million pre-tax ($4.8 million after-tax) were recorded in the three months ended June 30, 2008 as a result of the annual impairment assessment (See Note 17).  Because of the timing and complexity of the calculations required in the impairment analysis related to the goodwill of First Choice, the Company anticipates finalizing this analysis in the third quarter of 2008.  However, a preliminary estimate of the goodwill impairment has been recorded based on the calculations performed to date and may be revised, as allowed by GAAP.

Other operational costs include costs for customer acquisition and service, as well as shared services, employee labor, pension, and benefits.  Increased operational costs including higher bad debt expense resulted in a decrease to segment earnings for both the second quarter and year-to-date 2008.  Unfavorable operating costs were driven largely by an increase in bad debt expense as a result of residual billing system conversion issues.

On August 11, 2008, PNMR announced that it has decided to pursue strategic alternatives for First Choice.

Corporate and Other

The following table summarizes the significant changes to operating revenues, gross margin, earnings (loss) before income taxes, and segment earnings (loss):

	Three Months Ended June 30, 2008				Six Months Ended June 30, 2008
			Earnings (Loss)				Earnings (Loss)
			Before	Segment			Before	Segment
	Total	Gross	Income	Earnings	Total	Gross	Income	Earnings
	Revenues	Margin	Taxes	(Loss)	Revenues	Margin	Taxes	(Loss)
	(In millions)
Intercompany eliminations	$2.0	$-	$-	$-	$4.1	$-	$-	$-
EnergyCo formation costs	-	-	3.0	1.8	-	-	4.2	2.5
Loss on contribution of Altura	-	-	7.0	4.3	-	-	7.0	4.3
Equity in earnings (loss) of EnergyCo	-	-	(4.8)	(3.3)	-	-	(29.2)	(18.1)
Business improvement plan	-	-	(1.5)	(1.0)	-	-	(4.1)	(2.5)
Financing	-	-	(1.5)	(0.9)	-	-	(2.0)	(1.2)
Effects of settlement with IRS	-	-	(4.6)	(18.8)	-	-	(4.7)	(18.8)
Other	(0.2)	-	2.0	1.9	(0.3)	-	3.0	1.5
Total increase (decrease)	$1.8	$-	$(0.4)	$(16.0)	$3.8	$-	$(25.8)	$(32.3)

The Corporate and Other segment includes consolidation eliminations of revenue and expense between TNMP and First Choice.  In 2007, PNMR incurred costs associated with formation of EnergyCo as well as a loss on the contribution of Altura to EnergyCo, which are included in the Corporate and Other segment.  Corporate and Other results also include earnings associated with EnergyCo.  Further explanation of equity in earnings of EnergyCo is shown below.  As part of the business improvement plan to reduce costs and improve processes in future years, costs to achieve these savings such as severances and consulting charges were incurred in 2008.  Increased financing charges in 2008 resulted from remarketing of the debt component of equity-linked units at a higher interest rate and additional long-term debt, as well as higher short-term borrowings partially offset by lower short-term interest rates.  In 2007, the Corporate and Other segment includes favorable tax decisions regarding previously unrecognized tax benefits, including a settlement with the IRS that had a $16.0 million non-recurring impact on income taxes.

EnergyCo

The table below summarizes the operating results for EnergyCo:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
	(In millions)
Total operating revenues	$304.5	$14.4	$290.1	$478.5	$14.4	$464.2
Cost of energy	259.9	4.6	255.4	457.1	4.6	452.5
Gross margin	44.5	9.8	34.7	21.4	9.8	11.6
Operating expenses	38.0	4.1	33.9	52.5	5.5	47.0
Depreciation and amortization	7.7	1.5	6.1	15.2	1.5	13.7
Operating income (loss)	(1.3)	4.2	(5.5)	(46.2)	2.8	(49.0)
Other income (deductions)	0.4	-	0.4	0.7	-	0.7
Net interest charges	(4.8)	(0.8)	(4.0)	(11.4)	(0.8)	(10.5)
Earnings (loss) before income taxes	(5.5)	3.4	(8.9)	(56.9)	2.1	(59.0)
Income tax (benefit) on margin	0.1	-	0.1	0.3	-	0.3
Net earnings (loss)	$(5.6)	$3.4	$(9.0)	$(56.6)	$2.1	$(58.7)

50 percent of net earnings (loss)	$(2.8)	$1.7	$(4.5)	$(28.3)	$1.0	$(29.3)
P Plus amortization of basis difference in EnergyCo	0.3	0.6	(0.3)	0.7	0.6	0.1
PNMR Equity in net earnings (loss) of EnergyCo	$(2.5)	$2.3	$(4.8)	$(27.6)	$1.6	$(29.2)

PNMR evaluates the results of operation of EnergyCo on an earnings before interest, income taxes, depreciation, and amortization (“EBITDA”) basis.  In this evaluation of EnergyCo, PNMR also excludes purchase accounting amortization recorded in accordance with SFAS 141, speculative trading and mark to market on forward economic hedges.

SFAS 141 requires that EnergyCo individually value each asset and liability received in the Altura and Altura Cogen transactions and initially record them on its balance sheet at the determined fair value.  For both transactions, this results in a significant amount of amortization since the acquired contracts’ pricing terms differ significantly from fair value at the date of acquisition and the emission allowances, while acquired from government programs without future cost to the plants, have historically had significant market value.  Amortization related to out of market contracts changed the above total operating revenues by $(0.3) million and $1.0 million for the three months and six months ended June 30, 2008.  Amortization for out of market contracts will continue through the expiration of each contract, the latest of which is 2010 for Altura and 2021 for Altura Cogen.  In addition, cost of energy includes $1.2 million and $5.3 million of amortization related to emission allowances acquired in the transactions for the three months and six months ended June 30, 2008.  The amortizations for emission allowances are recorded as the allowances are used in plant operations, sold or expire.

In July 2008, a federal appeals court ruling by the U.S. Court of Appeals for the District of Columbia Circuit Court invalidated CAIR.  This ruling appears to remove the need for emissions allowance credits under the CAIR program.  EnergyCo currently carries $153.5 million in inventory for emissions allowances, $34.6 million of which fall under the CAIR program, from the purchase of the Altura Cogen plant and contribution of the Twin Oaks plant.  EnergyCo is currently evaluating what impacts this ruling might have on the value of this inventory.  Following this ruling, the trading markets for emissions allowances have deteriorated, which could impact the future carrying amount of EnergyCo’s inventory of emission allowances.

EnergyCo intends to have an active hedging program that covers a multi-year period.  The level of hedging at any given time varies depending on current market conditions and other factors.  Economic hedges that do not qualify for or are not designated as cash flow hedges under SFAS 133 are derivative instruments that are required to be marked to market.  Changes in the fair value of these instruments resulted in an increase in net earnings of $8.1 million in the three months ended June 30, 2008 and a reduction of net earnings of $39.0 million in the six months ended June 30, 2008 as a result of higher power prices.  Due to the extreme market volatility experienced in the first quarter in the ERCOT market, EnergyCo has made the decision to exit the speculative trading business. As of May 2008, EnergyCo closed out all remaining speculative positions.  EnergyCo recognized speculative trading losses of $2.4 million in the first quarter of 2008 and less than $0.1 million in the second quarter of 2008.  No additional costs are expected related to speculative trading.

Results of operations for EnergyCo for the three months ended June 30, 2008 primarily include the operations of the Altura and Altura Cogen generation stations.  Altura was contributed to EnergyCo on June 1, 2007 and EnergyCo acquired Altura Cogen on August 1, 2007.  Both the generation stations had strong performance during the first six months of 2008, with Altura’s availability significantly higher than the same period in 2007 due to additional outages in the prior year. Since primary operations of EnergyCo did not commence until the contribution of Altura, the earnings for the six months ended June 30, 2007 only reflect start-up costs and one month of Altura operating activity.

The contribution of Altura created a basis difference between PNMR’s recorded investment in EnergyCo and 50 percent of EnergyCo’s equity.  While the portion of the basis difference related to contract amortization will only continue through 2010, other basis differences, including a difference related to emission allowances, will continue to exist through the life of the Altura plant.  For the three months and six months ended June 30, 2008, the basis difference adjustment detailed above of $0.2 million and $0.6 million relate mainly to contract amortization with insignificant offsets related to the other minor basis difference components.

The assets of Altura transferred to EnergyCo included the development rights for a possible 600-megawatt expansion of the Twin Oaks plant, which was classified as an intangible asset.  EnergyCo has made a strategic decision not to pursue the Twin Oaks expansion at this time and, in the three months ended June 30, 2008, has written off the development rights as an impairment of intangible assets amounting to $21.8 million.

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the six months ended June 30, 2008 compared to 2007 are summarized as follows:

	Six Months Ended June 30,
	2008	2007	Change
		(In millions)

Net cash flows from operating activities	$12.3	$87.2	$(74.9)
Net cash flows from investing activities	(150.1)	172.4	(322.5)
Net cash flows from financing activities	257.9	(325.0)	582.9
Net change in cash and cash equivalents	$120.1	$(65.4)	$185.5

The change in PNMR’s cash flows from operating activities reflects lower earnings after adjustments to reconcile to cash flows from operations due primarily to results of operations at First Choice and PNM Electric as discussed in Results of Operations. The decrease in operating cash flows is partially offset by settlements in 2007 of 2006 TNMP liabilities to REPs related to retail competition in Texas as ordered under TECA and payments in 2007 of 2006 incentive based compensation accruals.

The change in cash flows from investing activities reflects net distributions from EnergyCo in 2007 related to the contribution of Altura, partially offset by less cash used at PNM for utility plant additions in 2008 compared to 2007 when the expansion of the Afton plant and corporate software upgrades impacted cash flows.

The change in cash flows from financing activities reflects higher long-term borrowings partially offset by the repayment of short-term borrowings at PNM and PNMR.  In addition, the redemption of long-term debt at

TNMP was partially offset by new short-term borrowings at TNMP. The issuance of common stock by PNMR in 2008 also increased cash flows from financing activities. Cash flows from financing activities continued to fund construction expenditures as well as strengthen the Company’s liquidity position.

Capital Requirements

Total capital requirements consist of construction expenditures and cash dividend requirements for both common and preferred stock.  The main focus of PNMR’s current construction program is upgrading generation resources, including pollution control equipment, upgrading and expanding the electric and gas transmission and distribution systems, and purchasing nuclear fuel.  On August 11, 2008, the Board declared the regular quarterly dividend on common stock of $0.125 per share, which represents a reduction of 46 percent from the previous quarter. PNMR’s indicated annual rate is $0.50 per share. The Board took this action to improve the Company’s liquidity and set a new foundation for long-term value creation.  The reduction also better aligns PNMR’s dividend yield with industry averages. Projections, including amounts expended through June 30, 2008, for total capital requirements for 2008 are $414.4 million, including construction expenditures of $356.6 million.  Total capital requirements for the years 2008-2012 are projected to be $1,983.6 million, including construction expenditures of $1,741.4 million.  This projection includes $81.0 million for the SJGS environmental project to install low NOX combustion control and mercury reduction technologies, as well as equipment to increase SO2 controls.  These estimates are under continuing review and subject to on-going adjustment, as well as to board review and approval.  .  On August 11, 2008, PNMR announced that it has decided to pursue strategic alternatives for First Choice.  No significant capital expenditures for First Choice are included in the above amounts.

On March 7, 2008, TNMP entered into a $150 million short-term loan agreement with two banks.  On April 9, 2008, TNMP borrowed $150.0 million under this agreement and used the proceeds to redeem the remaining $148.9 million of its 6.125% senior unsecured notes prior to the maturity date of June 1, 2008.  TNMP is currently evaluating options for refinancing the short-term bank loan which is due on October 9, 2008, including the potential for extending this borrowing for six months, repaying the loan by borrowing under the TNMP Facility, or accessing the public or private securities markets to issue long-term debt in the form of additional senior unsecured notes, or a combination of the foregoing.

As described in Note 7, in May 2008, PNM issued $350 million of senior unsecured notes and PNMR remarketed the senior unsecured notes component of its publicly held equity-linked units.  In connection with the remarketing, PNMR issued an additional $102.7 million of new senior unsecured notes for an aggregate offering of $350 million.

During the first six months of 2008, the Company utilized cash from the debt arrangements described above, cash generated from operations and cash on hand, as well as its liquidity arrangements, to meet its capital requirements and construction expenditures.  During the six months ended June 30, 2008, PNM also received $3.7 million from draws under its $20 million of pollution control revenue bonds issued by the City of Farmington, New Mexico.

PNM has $300.0 million of senior unsecured notes that mature in September 2008, TNMP has $167.7 million in senior unsecured notes that mature in January 2009, and PNMR has $100.0 million in the debt component of its privately held equity-linked units that currently are scheduled to mature in 2010, but as discussed below, the debt component of the equity-linked units will be remarketed in 2008 and the maturity may be extended if the remarketing is successful.  PNMR and its subsidiaries have no other long-term debt that comes due prior to 2016, except for $13.2 million that is due in installments through 2013.

As discussed in Note 22 of Notes to Consolidated Financial Statements in the 2007 Annual Reports on Form 10-K, EnergyCo purchased an electric generating plant in August 2007 for $477.9 million, after working capital adjustments, for which PNMR and ECJV each made a cash contribution to EnergyCo of $42.5 million.  In addition, EnergyCo has announced an agreement for the co-development of an additional generating unit for which its share of the construction costs is anticipated to be approximately $215 million, including financing costs.  To the extent EnergyCo’s credit facility should be insufficient to finance the current project or additional projects, PNMR and ECJV may, at their option, provide additional funds to EnergyCo.  Likewise, if EnergyCo undertakes additional projects, which require funds that would exceed the capacity of its current credit facility and EnergyCo is unable to obtain additional financing capabilities, PNMR and ECJV may be asked to provide additional funding, but such funding would be at the option of PNMR and ECJV.  PNMR is unable to predict if additional funding will be required or, if required, the amount or timing of additional funds that would be provided to EnergyCo.

PNMR’s privately held equity-linked units contain mandatory obligations under which the holders are required to purchase for cash, $100.0 million of PNMR common or preferred stock in November 2008.  The equity-linked units also provide that, prior to settlement of those purchase obligations, the debt components of the equity-linked units, which are scheduled to mature in 2010, will be remarketed beginning November 7, 2008.  The maturity date of the senior notes may be extended in the remarketing and the interest rate will be reset to a level designed to achieve a successful remarketing of the notes.  If the remarketing is successful, PNMR would receive $100.0 million in cash for its equity securities and the debt would continue to mature in 2010, or such later date established in the remarketing.  If the remarketing is not successful, the holders of the equity-linked units may satisfy their obligations to purchase PNMR equity securities by tendering the debt to PNMR instead of paying cash for the equity securities, the equity securities would be issued, and the debt would be cancelled without requiring payment in cash by PNMR.  As discussed below, the credit ratings of PNMR’s debt were recently downgraded.  There has also been an overall deterioration of the credit markets in general.  Although there can be no assurance, PNMR believes the remarketing will be successful.

As discussed in Note 2, on January 12, 2008, PNM reached a definitive agreement to sell its natural gas operations, which comprise the PNM Gas segment, for $620 million in cash, subject to regulatory approval by the NMPRC and other conditions.  The parties may terminate the agreement under certain circumstances.  PNMR expects to use the net after-tax proceeds of this transaction to retire debt, fund future electric capital expenditures and for other corporate purposes.

In addition to cash that may be received from the issuance of equity securities during the settlement of PNMR’s privately held equity-linked units, the sale of PNM Gas, and its internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements and the repayment of senior unsecured notes during the 2008-2012 period.  To the extent the cash anticipated to be received from the settlement of the equity-linked units is not received, the need for new financing will be increased.

At August 4, 2008, the Company had short-term debt outstanding of $385.0 million.  In addition, the Company has scheduled maturities of long-term debt aggregating $470.3 million prior to June 30, 2009.  The Company is exploring financial alternatives to meet these obligations.  The Company currently believes that its internal cash generation, credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements and retire or refinance its senior unsecured notes at maturity.  To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements.

Liquidity

The Company’s principal liquidity arrangements include the PNMR Facility and the PNM Facility, both of which primarily expire in 2012, and the TNMP Facility, which expires in May 2009.  These facilities provide short-term borrowing capacity and also allow letters of credit to be issued, which reduce the available capacity under the facilities.  Both PNMR and PNM also have lines of credit with local financial institutions.

PNMR has a commercial paper program under which it may issue commercial paper for up to 270 days and PNM has a commercial paper program under which it may issue commercial paper for up to 365 days although these commercial paper programs are currently suspended and no commercial paper has been issued since March 11, 2008.  The commercial paper is unsecured and the proceeds are used for short-term cash management needs.  The PNMR Facility and the PNM Facility serve as support for the outstanding commercial paper.  Operationally, this means the aggregate borrowings under the commercial paper program and the revolving credit facility for each of PNMR and PNM cannot exceed the maximum amount of that entity’s revolving credit facility.

On May 5, 2008, PNM entered into a delayed draw term loan facility that matures April 30, 2009 in an aggregate principal amount of up to $300.0 million, which capacity was reduced to $150 million on May 28, 2008.  On May 8, 2008, PNM entered into a $100 million unsecured letter of credit facility, which allows PNM to obtain standby letters of credit up to the aggregate amount of $100 million at any time prior to April 30, 2009.  No borrowings have been made and no letters of credit have been issued under these arrangements.

A summary of these arrangements as of August 4, 2008 is as follows:

	PNMR	PNM	TNMP	PNMR
	Separate	Separate	Separate	Consolidated
		(In millions)
Financing Capacity:
Revolving credit facility	$ 600.0	$ 400.0	$ 200.0	$ 1,200.0
Local lines of credit	10.0	8.5	-	18.5
Delayed draw term loan facility	-	150.0	-	150.0
Letter of credit facility	-	100.0	-	100.0
Term loan credit facility	-	-	150.0	150.0
Total financing capacity	$ 610.0	$ 658.5	$ 350.0	$ 1,618.5

Commercial paper program maximum	$ 400.0	$ 300.0	$ -	$ 700.0

Amounts outstanding as of August 4, 2008:
Commercial paper program	$ -	$ -	$ -	$ -
Revolving credit facility	235.0	-	-	235.0
Local lines of credit	-	-	-	-
Delayed draw term loan facility	-	-	-	-
Term loan credit facility	-	-	150.0	150.0
Total short-term debt outstanding	235.0	-	150.0	385.0

Letters of credit	122.2	27.8	1.5	151.5

Total short term-debt and letters of credit	$ 357.2	$ 27.8	$ 151.5	$ 536.5

Remaining availability as of August 4, 2008	$ 252.8	$ 630.7	$ 198.5	$ 1,082.0
Cash balances as of August 4, 2008	$ 54.8	$ 54.4	$ -	$ 109.2

The above tables do not include short-term debt of Valencia.  See Note 16.  The remaining availability under the revolving credit facilities varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.

PNMR has an effective universal shelf registration statement for the issuance of debt securities, common stock, preferred stock, purchase contracts, purchase contract units and warrants.  As of August 4, 2008, PNMR had approximately $150.0 million of remaining unissued securities under this universal shelf registration statement.  In addition, in August 2006, PNMR filed a new automatically effective shelf registration statement with the SEC for common stock and in April 2008, PNMR filed a new automatically effective shelf registration statement for debt securities.  These new registration statements can be amended at any time to include additional securities of PNMR.  As a result, these new shelf registration statements have unlimited availability, subject to certain restrictions and limitations.

PNMR offers new shares of PNMR common stock through the PNMR Direct Plan and an equity distribution agreement.  The equity distribution agreement is currently suspended.  From January 1, 2008 through August 4, 2008, PNMR had sold a total of 137,738 shares of its common stock through the PNMR Direct Plan for net proceeds of $1.9 million.

In April 2008, PNM filed a new shelf registration statement for the issuance of $750 million of senior unsecured notes that was declared effective on April 29, 2008.  As of August 4, 2008, PNM had $600.0 million of remaining unissued securities registered under this and a prior shelf registration statement.

The Company’s ability, if required, to access the capital markets at a reasonable cost and to provide for other capital needs is largely dependent upon its ability to earn a fair return on equity, its results of operations, its credit ratings, its ability to obtain required regulatory approvals and conditions in the financial markets.

On April 18, 2008, S&P lowered the credit ratings for PNMR, PNM, and TNMP and placed them on credit watch for possible additional downgrades.  On May 6, 2008, S&P again lowered the credit ratings for PNMR, PNM, and TNMP and the outlook was changed to stable for all entities.  On April 25, 2008, Moody’s lowered the credit ratings for PNMR and PNM and continued a review for possible downgrade, while reaffirming TNMP’s ratings with a negative outlook.  On May 23, 2008, Moody’s changed the outlook for PNMR and PNM from rating under review for possible downgrade to negative.  The ratings actions have increased borrowing costs for PNMR and PNM; could increase future borrowing costs for PNMR, PNM, and TNMP; required the posting of approximately $14.7 million of letters of credit to support certain contractual arrangements; and could require the posting of additional letters of credit or other collateral that would have a negative impact on liquidity. In addition, certain contractual arrangements require that the Company obtain commercial insurance for risks that were previously self-insured.  As of August 4, 2008, ratings on the Company’s securities were as follows:

	PNMR	PNM	TNMP

S&P
Senior unsecured notes	BB-	BB+	BB+
Commercial paper	B-2	B-2	*
Preferred stock	*	B	*
Moody’s
Senior unsecured notes	Ba2	Baa3	Baa3
Commercial paper	NP	P-3	*
Preferred stock	*	Ba2	*

*  Not applicable

Investors are cautioned that a security rating is not a recommendation to buy, sell or hold securities, that it is subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

Off-Balance Sheet Arrangements

PNMR’s off-balance sheet arrangements include PNM’s operating lease obligations for PVNGS Units 1 and 2, the EIP transmission line, and the entire output of Delta, a gas-fired generating plant.  These arrangements help ensure PNM the availability of lower-cost generation needed to serve customers.  In addition, PNMR issued both public and private equity-linked units in 2005, each of which consisted of a debt component and a purchase contract for PNMR’s equity securities.  The purchase contracts are forward transactions in the equity securities of PNMR that are not considered derivatives.  The debt component of the publicly held equity-linked units was remarketed in May 2008 and common stock was issued in exchange for cash received from the purchase contract component thereby ending that off-balance sheet arrangement.  See Note 7.  See MD&A – Off-Balance Sheet Arrangements and Notes 6 and 7 of Notes to Consolidated Financial Statements in the 2007 Annual Reports on Form 10-K.

Commitments and Contractual Obligations

PNMR, PNM and TNMP have contractual obligations for long-term debt, operating leases, purchase obligations and certain other long-term liabilities that were summarized in a table of contractual obligations in the Current Report on Form 8-K filed March 14, 2008.

PNMR entered into a five-year contract on July 1, 2008 for the outsourcing of certain data processing services.  This contract has a five-year base period of performance and three one-year options.  The base contract requires payments aggregating $20.9 million over the five-year term.

Contingent Provisions of Certain Obligations

As discussed in the 2007 Annual Reports on Form 10-K, PNMR, PNM and TNMP have a number of debt obligations and other contractual commitments that contain contingent provisions.  Some of these, if triggered, could affect the liquidity of the Company.  The contingent provisions include contractual increases in the interest rate charged on certain of the Company’s short-term debt obligations in the event of a downgrade in credit ratings and the requirement to provide security under certain contractual agreements. As discussed above, the Company’s credit ratings were recently downgraded, which has resulted in increases in the interest rates on certain short-term debt obligations and the requirement to provide letters of credit to support certain agreements aggregating approximately $14.7 million.  Based on additional credit facilities entered into by PNM and TNMP in May 2008, the Company believes its financing arrangements are sufficient to meet the requirements of the contingent provisions.

Capital Structure

The capitalization tables below include the current maturities of long-term debt, but do not include operating lease obligations as debt.

	June 30,	December 31,
	2008	2007
PNMR
Common equity	46.0%	50.0%
Preferred stock of subsidiary	0.3%	0.3%
Long-term debt	53.7%	49.7%
Total capitalization	100.0%	100.0%

PNM
Common equity	49.5%	57.8%
Preferred stock	0.4%	0.5%
Long-term debt	50.1%	41.7%
Total capitalization	100.0%	100.0%

TNMP
Common equity	70.9%	57.8%
Long-term debt	29.1%	42.2%
Total capitalization	100.0%	100.0%

OTHER ISSUES FACING THE COMPANY

Climate Change Issues

The prospect of future climate change regulations is becoming an issue of increasing importance for the energy industry.  A growing body of scientific evidence is demonstrating with a high degree of probability that human activity, especially the burning of fossil fuels, has contributed to increased concentrations of greenhouse gases (“GHG”) in the atmosphere and a rise in average global temperatures.  Although there continues to be debate over the precise impacts, growing public concern over the potential effects of climate change and increased state and federal legislative and regulatory activity calling for the regulation of GHG indicate that climate change legislation is likely to be passed in the future.

In January 2007 the Company became a founding member of the United States Climate Action Partnership (“USCAP”), a coalition of 35 businesses and national environmental organizations calling on the federal government to enact national legislation to reduce GHG emissions at the earliest practicable date. USCAP has issued a landmark set of principles and recommendations outlining a policy framework for a national climate change program.   As a member of USCAP, the Company believes that a mandatory, economy-wide federal cap and trade program, combined with other complementary state and federal policies, is the most cost effective and

environmentally efficient means of slowing, stopping and reversing GHG emissions.    The Company intends to continue working with USCAP and the administration and Congress to advocate for federal action to address this challenging environmental issue.

Pursuant to New Mexico law, each utility must submit an integrated resource plan every three years to evaluate renewable energy, energy efficiency, load management, distributed generation and conventional supply-side resources on a consistent and comparable basis.  The integrated resource plan is required to take into consideration risk and uncertainty of fuel supply, price volatility and costs of anticipated environmental regulations when evaluating resources options to meet supply needs of the Company’s customers.  The NMPRC issued an order on June 19, 2007, requiring that New Mexico utilities factor a standardized cost of carbon emissions into their integrated resource plans using prices ranging between $8 and $40 per metric ton of CO2 emitted.  Under the NMPRC order each utility must analyze these standardized prices as projected operating costs with respect to years 2010 and thereafter.  The Company’s next integrated resource plan is due to be filed with the NMPRC in September 2008.  Reflecting the developing nature of this issue, the NMPRC order states that these prices may be changed in the future to account for additional information or changed circumstances.   The Company is required, however, to use these prices for planning purposes, and the prices may not reflect the costs that it ultimately will incur.

In February 2007 five western states (Arizona, California, New Mexico, Oregon and Washington) entered into an accord, called the Western Regional Climate Action Initiative (the “WCI”), to reduce GHG emissions from automobiles and certain industries, including utilities.  Since then, Utah, British Columbia and Manitoba, Montana, Ontario, and Quebec have joined as partners in the WCI.  The WCI requires the states and provinces signing the accord to work together to set a regional emissions goal within nine months and develop a specific plan to meet the goal within eighteen months.  In August 2007 the WCI signors announced a regional GHG reduction goal of 15% below 2005 levels by 2020 for the participating states and provinces.  In July 2008, the WCI signors released a draft recommendation of the design elements for a regional cap and trade program for the seven participating states and these Canadian provinces with GHG reporting requirements to commence in 2010 and a cap and trading system to commence 2012.  Final recommendations on the design elements are expected to be issued by the end of September 2008.The Company continues to monitor the WCI and to assess the implications of these proposed requirements.

Several legislative initiatives are under consideration in Congress that would regulate GHG emissions as well.  These initiatives propose a number of requirements, ranging from reporting obligations to increased efficiency to a cap and trading system.  While it appears unlikely that legislation will be adopted in 2008, the Company expects legislation to be adopted in the near-term.  It is unclear what the final legislation will require.

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

As of June 30, 2008, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s Annual Reports on Forms 10-K for the year ended December 31, 2007.  The policies disclosed included the accounting for unbilled revenues, regulatory accounting, impairments, decommissioning costs, derivatives, pension and other postretirement benefits, accounting for contingencies, income taxes, and market risk.

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

•	State and federal regulatory and legislative decisions and actions,
•	The risk that the closings of the pending sales of the PNM natural gas utility may not occur due to regulatory or other reasons,
•	The outcome of the decision to pursue strategic alternatives for First Choice and of not successfully implementing such alternatives,
•	The performance of generating units and transmission systems, including PVNGS, SJGS, Four Corners, and EnergyCo generating units, and transmission systems,
•
The risk that EnergyCo is unable to identify and implement profitable acquisitions, including development of the Cedar Bayou IV Generating Station, or that PNMR and ECJV will not agree to make additional capital contributions to EnergyCo,

•	The potential unavailability of cash from PNMR’s subsidiaries or EnergyCo due to regulatory, statutory or contractual restrictions,
•	The outcome of any appeals of the PUCT order in the stranded cost true-up proceeding,
•	The ability of First Choice to attract and retain customers,
•	Changes in ERCOT protocols,
•	Changes in the cost of power acquired by First Choice,
•	Finalization of the goodwill impairment analysis for First Choice,
•	Collections experience,
•	Insurance coverage available for claims made in litigation,
•	Fluctuations in interest rates,
•	Weather,
•	Water supply,
•	Changes in fuel costs,
•	The risk that PNM Electric may incur fuel and purchased power costs that exceed the cap allowed under its Emergency FPPAC,

•	Availability of fuel supplies,
•	The effectiveness of risk management and commodity risk transactions,
•	Seasonality and other changes in supply and demand in the market for electric power,
•	Variability of wholesale power prices and natural gas prices,
•	Volatility and liquidity in the wholesale power markets and the natural gas markets,
•	Uncertainty regarding the ongoing validity of government programs for emission allowances,
•	Changes in the competitive environment in the electric and natural gas industries,
•	The ability to secure long-term power sales,
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

•	The outcome of legal proceedings, including pending appeals of PNM’s electric and gas rate cases and the Emergency FPPAC,
•	Changes in applicable accounting principles, and
•	The performance of state, regional, and national economies.

Any material changes to risk factors occurring after the filing of PNMR’s, PNM’s, or TNMP’s 2007 Annual Report on Form 10-K are disclosed in Item 1A, Risk Factors, in Part II of this Form 10-Q.

For information about the risks associated with the use of derivative financial instruments see Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

SECURITIES ACT DISCLAIMER

Certain securities described in this report have not been registered under the Securities Act of 1933, as amended, or any state securities laws and may not be reoffered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws.  This Form 10-Q does not constitute an offer to sell or the solicitation of an offer to buy any securities.

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

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, the Company accounts for its various derivative instruments for the purchase and sale of energy based on the Company’s intent.  Energy contracts that meet the definition of a derivative under SFAS 133 and do not qualify for the normal sales and purchases exception are recorded on the balance sheet at fair value at each period end.  The changes in fair value are recognized in earnings unless specific hedge accounting criteria are met.  Should an energy transaction qualify as a cash flow hedge under SFAS 133, fair value changes are recognized on the balance sheet with a corresponding entry in other comprehensive income to the extent the transaction is an effective hedge.  The amounts in accumulated other comprehensive income are recognized in results of operations when the hedged transaction settles and impacts earnings.  Derivatives that meet the normal sales and purchases exception within SFAS 133 are not marked to market but rather recorded in results of operations when the underlying transaction settles.  The contracts recorded at fair value that do not qualify for hedge accounting are classified as trading transactions or economic hedges.  Trading transactions are defined as derivative instruments that are either speculative and expose the Company to market risk or transactions that lock in margin with no forward market risk and are not economic hedges.  Economic hedges are defined as derivative instruments, including long-term power agreements, used to hedge generation assets, purchase power costs, and customer load requirements.

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

PNM’s unregulated operations, including long-term contracts and short-term sales, are managed primarily through a net asset-backed marketing strategy, whereby PNM’s aggregate net open forward contract position is covered by its forecasted excess generation capabilities or market purchases.  PNM would be exposed to market risk if its generation capabilities were to be disrupted or if its retail load requirements were to be greater than anticipated.  If all or a portion of the net open contract position were required to be covered as a result of the aforementioned unexpected situations, commitments would have to be met through market purchases.  Additionally, PNM’s regulated generation capacity is inadequate to meet retail load requirements during certain peak times and PNM must rely on market purchases to meet these requirements.  As such, except to the extent costs are recoverable through the Emergency FPPAC, PNM is exposed to risks related to fluctuations in the market price of energy that could impact the sales price or purchase price of energy.  In 2008, PNM ended speculative trading.

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

	June 30, 2008
	Trading	Economic Hedges	Total
	(In thousands)
Mark-to-market energy contracts:
Current asset	$180,866	$43,660	$224,526
Long-term asset	31,252	7,380	38,632
Total mark-to-market assets	212,118	51,040	263,158
Current liability	(216,886)	(28,542)	(245,428)
Long-term liability	(30,647)	(185)	(30,832)
Total mark-to-market liabilities	(247,533)	(28,727)	(276,260)

Net fair value of mark-to-market energy contracts	$(35,415)	$22,313	$(13,102)

	December 31, 2007
	Trading	Economic Hedges	Total
	(In thousands)
Mark-to-market energy contracts:
Current asset	$32,451	$15,060	$47,511
Long-term asset	8,335	37,359	45,694
Total mark-to-market assets	40,786	52,419	93,205
Current liability	(34,753)	(17,991)	(52,744)
Long-term liability	(7,610)	(47,564)	(55,174)
Total mark-to-market liabilities	(42,363)	(65,555)	(107,918)

Net fair value of mark-to-market energy contracts	$(1,577)	$(13,136)	$(14,713)

PNMR has elected not to offset the fair value amounts of derivative instruments under master netting arrangements or with the cash collateral associated with its derivative positions as elected under FSP FIN 39-1.

The following table details the changes in the net asset or liability balance sheet position from one period to the next for mark to market energy transactions:

	June 30, 2008
	Trading	Economic Hedges	Total
	(In thousands)
Sources of fair value gain (loss):
Fair value at beginning of year	$(1,577)	$(13,136)	$(14,713)
Adoption of SFAS 157	-	17,253	17,253
Adjusted beginning fair value	(1,577)	4,117	2,540
Amount realized on contracts delivered during period	(21,756)	7,519	(14,237)
Changes in fair value	(2,046)	10,726	8,680
Net change recorded as mark-to-market	(23,802)	18,245	(5,557)

Unearned/prepaid option premiums	(10,036)	(49)	(10,085)

Net fair value at end of period	$(35,415)	$22,313	$(13,102)

	June 30, 2007 Mark-to-market instruments
	Trading	Economic Hedges	Total
	(In thousands)
Sources of fair value gain (loss):
Fair value at beginning of year	$925	$2,541	$3,466
Amount realized on contracts delivered during period	3,458	(635)	2,823
Changes in fair value	(6,503)	(4,260)	(10,763)
Net change recorded as mark-to-market	(3,045)	(4,895)	(7,940)

Net fair value at end of period	$(2,120)	$(2,354)	$(4,474)

The following table provides the maturity of the net assets (liabilities) of PNMR, giving an indication of when these mark-to-market amounts will settle and generate (use) cash.  The following values were determined using broker quotes and option models:

Fair Value of mark-to-market instruments at June 30, 2008

	Less than
	1 year	1-3 Years	4+ Years	Total
		(In thousands)
Trading	$(36,020)	$605	$-	$(35,415)
Economic hedges	15,118	2,620	4,575	22,313
Total	$(20,902)	$3,225	$4,575	$(13,102)

The net change in fair value on PNMR’s commodity derivative instruments designated as hedging instruments is summarized as follows:

	Six Months Ended
	June 30,
	2008	2007
Type of Derivative	Hedge Instruments
	(In thousands)
Change in fair value of energy contracts	$(27,670)	$(34,223)
Change in fair value of swaps and futures	8,467	6,228
Change in the fair value of options	12,648	30
Net change in fair value	$(6,555)	$(27,965)

As of June 30, 2008, PNMR had $19.9 million of net derivative assets and liabilities measured using Level 3 inputs (as defined in SFAS 157).  The fair value of these net Level 3 transactions is 17% of PNMR’s total fair value net asset and liability positions.  At January 1, 2008, PNM held $15.7 million of Level 3 net derivative assets relating to PNM Electric wholesale contracts, which were sold in June 2008 for a $1.6 million loss.  For the six months ended June 30, 2008, changes in PNMR’s Level 3 transactions were primarily related to the $15.7 million sale of PNM’s wholesale contracts and $16.2 million unrealized gains included in earnings.  Substantially all Level 3 unrealized gains will settle out in 2008.

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

PNM measures VaR for all transactions that are not directly asset related and have economic risk.  For the six months ended June 30, 2008, the average VaR amount for these transactions was $0.7 million with high and low VaR amounts for the period of $1.4 million and $0.4 million.  The VaR amount for these transactions at June 30, 2008 was $1.3 million.  For the six months ended June 30, 2007, the average VaR amount for these transactions was $4.1 million with high and low VaR amounts for the period of $6.4 million and $1.8 million.  The total VaR amount for these transactions at June 30, 2007 was $1.8 million.

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

For the six months ended June 30, 2008, the average EaR amount was $22.2 million, with high and low EaR amounts for the period of $44.3 million and $12.6 million.  The total EaR amount at June 30, 2008 was $15.3 million.  For the six months ended June 30, 2007, the average EaR amount for these transactions was $14.0 million, with high and low EaR amounts for the period of $20.5 million and $5.7 million.  The total EaR amount for these transactions at June 30, 2007 was $7.3 million.

In addition, First Choice utilizes two VaR measures to manage its market risk.  The first VaR limit is based on the same total portfolio approach as the EaR measure; however, the VaR measure is intended to capture the effects of changes in market prices over a 10-day holding period.  This holding period is considered appropriate given the nature of First Choice’s supply portfolio and the constraints faced by First Choice in the ERCOT market.  The calculation utilizes the same Monte Carlo simulation approach described above at a 95% confidence level.  The VaR amount for these transactions was $4.6 million at June 30, 2008.  For the six months ended June 30, 2008, the high, low and average mark-to-market VaR amounts were $12.1 million, $1.6 million and $5.9 million.  The VaR amount for these transactions was $4.5 million at June 30, 2007.  For the six months ended June 30, 2007, the high, low and average mark-to-market VaR amounts were $6.2 million, $2.1 million and $4.1 million.

The second VaR limit was established for First Choice transactions that are subject to mark-to-market accounting as defined by SFAS 133.  This calculation captures the effect of changes in market prices over a 3-day holding period and utilizes the same Monte Carlo simulation approach described above at a 95% confidence level.  The VaR amount for these transactions was less than $0.1 million at June 30, 2008.  For the six months ended June 30, 2008, the high, low and average mark-to-market VaR amounts were $3.5 million, less than $0.1 million and $1.0 million.  The VaR amount for these transactions was $1.8 million at June 30, 2007.  For the six months ended June 30, 2007, the high, low and average mark-to-market VaR amounts were $4.4 million, $0.7 million and $2.0 million.

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

The following table provides information related to PNMR’s credit exposure as of June 30, 2008.  The table further delineates that exposure by the credit worthiness (credit rating) of the counterparties and provides guidance as to the concentration of credit risk to individual counterparties PNMR may have.

PNMR
Schedule of Credit Risk Exposure
June 30, 2008

			Net
	(b)	Number	Exposure
	Net	of	of
	Credit	Counter	Counter-
	Risk	-parties	parties
Rating (a)	Exposure	>10%	>10%
	(Dollars in thousands)

External ratings:
Investment grade	$195,757	2	$134,351
Non-investment grade	350	-	-
Split Rating	2,090	-	-
Internal ratings:
Investment grade	1,298	-	-
Non-investment grade	2,484	-	-
Total	$201,979		$134,351

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

PNMR
Maturity of Credit Risk Exposure
June 30, 2008

			Greater	Total
	Less than		than	Net
Rating	2 Years	2-5 Years	5 Years	Exposure
		(In thousands)

External ratings:
Investment grade	$180,776	$11,309	$3,672	$195,757
Non-investment grade	350	-	-	350
Split	2,090	-	-	2,090
Internal ratings:
Investment grade	1,298	-	-	1,298
Non-investment grade	2,484	-	-	2,484
Total	$186,998	$11,309	$3,672	$201,979

The Company provides for losses due to market and credit risk.  Credit risk for PNMR's largest counterparty as of June 30, 2008 and December 31, 2007 was $97.4 million and $77.2 million.

Interest Rate Risk

The remarketing of PNMR’s debt issued as part of the equity-linked units sold in October 2005 will begin on November 7, 2008.  The maturity date may be extended in the remarketing and the interest rate will be reset to a level designed to achieve a successful remarketing of the notes. If the remarketing of the debt is not successful, the maturity and interest rate of the debt will not change and holders of the equity-linked units will have the option of putting their debt to PNMR to satisfy their obligations under the purchase contracts. The credit ratings of PNMR’s debt were recently downgraded and there has been an overall deterioration of the credit markets in general. Although there can be no assurance, PNMR believes the remarketing will be successful.

PNMR has long-term debt which subjects it to the risk of loss associated with movements in market interest rates.  The majority of PNMR’s long-term debt is fixed-rate debt, and therefore, does not expose PNMR’s earnings to a major risk of loss due to adverse changes in market interest rates.  However, the fair value of all long-term debt instruments would increase by approximately 2.0%, if interest rates were to decline by 50 basis points from their levels at June 30, 2008.  In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if PNM were to reacquire all or a portion of its debt instruments in the open market prior to their maturity.

The securities held by PNM in the NDT and in trusts for pension and other post-employment benefits had an estimated fair value of $657.5 million at June 30, 2008, of which 26.6% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates.  If rates were to increase by 50 basis points from their levels at June 30, 2008, the decrease in the fair value of the fixed-rate securities would be 3.3%, or $5.7 million.  PNM does not currently recover or return through rates any losses or gains on these securities.  PNM, therefore, is at risk for shortfalls in its funding of its obligations due to investment losses.  PNM does not believe that long-term market returns over the period of funding will be less than required for PNM to meet its obligations.  However, this belief is based on assumptions about future returns that are inherently uncertain.

The securities held by TNMP in trusts for pension and other post-employment benefits had an estimated fair value of $81.2 million at June 30, 2008, of which 21.0% were fixed-rate debt securities that subject TNMP to risk of loss of fair value with movements in market interest rates.  If rates were to increase by 50 basis points from their levels at June 30, 2008, the decrease in the fair value of the fixed-rate securities would be 4.0%, or $0.7 million.  TNMP, therefore, is at risk for shortfalls in its funding of its obligations due to investment losses.  TNMP does not believe that long-term market returns over the period of funding will be less than required for TNMP to meet its obligations.  However, this belief is based on assumptions about future returns that are inherently uncertain.

Equity Market Risk

The NDT and trusts established for PNM’s pension and post-employment benefits hold certain equity securities at June 30, 2008.  These equity securities also expose PNM to losses in fair value.  Equity securities comprised 56.3% of the securities held by the various trusts as of June 30, 2008.  PNM does not recover or earn a return through rates on any losses or gains on these equity securities.

The trusts established for TNMP’s pension and post-employment benefits hold certain equity securities.  These equity securities also expose TNMP to losses in fair value.  Equity securities comprised 50.7% of the securities held by the trusts as of June 30, 2008.  TNMP does not recover or earn a return through rates on any losses or gains on these equity securities.

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

Changes in internal controls

There have been no changes in PNMR’s internal controls over financial reporting for the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, PNMR’s internal control over financial reporting.

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

Changes in internal controls

There have been no changes in PNM’s internal controls over financial reporting for the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, PNM’s internal control over financial reporting.

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

Changes in internal controls

There have been no changes in TNMP’s internal controls over financial reporting for the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, TNMP’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 24, 2008, NMED issued an Administrative Compliance Order against PNM for alleged violations of the New Mexico Radiation Protection Act.  The Compliance Order assesses a penalty of $121,170 against PNM for four violations relating to the disposal of instruments containing radioactive materials, including failure to perform and document physical inventory every six months to account for radioactive materials, failure to assure secure storage of radioactive material upon removal from service, failure to review radiation protection program content and implementation at least annually, and failure to use NMED-authorized persons to dispose of licensed material.  The Compliance Order requires PNM to correct all violations cited within 30 days of receipt of the Order and to pay the penalty within 45 days of receipt of the Order.  PNM implemented changes necessary to come into compliance with the Order and submitted a certification of compliance to NMED on July 21, 2008.  Compliance included payment of the full penalty.

In addition, see Notes 9 and 10 in the Notes to Condensed Consolidated Financial Statements for information related to the following matters, for PNMR, PNM and TNMP, incorporated in this item by reference.

•	Citizen Suit Under the Clean Air Act
•	Navajo Nation Environmental Issues
•	Four Corners Federal Implementation Plan Litigation
•	Santa Fe Generating Station
•	Legal Proceedings discussed under the caption, “Western United States Wholesale Power Market”
•	TNMP True-Up Proceeding
•	San Juan River Adjudication
•	Gila River Indian Reservation Superfund Site

ITEM 1A.  RISK FACTORS

Any failure to meet our debt obligations could harm our business, financial condition and results of operations.

As of August 4, 2008, the Company had consolidated short-term debt outstanding of $385.0 million.  In addition, as of August 4, 2008, PNMR’s subsidiaries had scheduled maturities of long-term debt aggregating $467.7 million due prior to August 4, 2009, consisting of PNM’s $300.0 million aggregate principal amount of 4.4% senior unsecured notes due September 15, 2008 and TNMP’s $167.7 million aggregate principal amount of 6.25% senior unsecured notes due January 15, 2009.

PNMR has $100.0 million aggregate principal amount of 5.1% senior unsecured notes due August 1, 2010.  PNMR is obligated to remarket these notes beginning November 7, 2008, and if PNMR cannot remarket the notes, the holder of the notes has the right to put the notes to us on November 16, 2008 to satisfy its obligations under the related purchase contracts to purchase PNMR equity securities from us and we will not receive the $100 million of cash we would have otherwise received for the issuance PNMR equity securities.

The Company is exploring financial alternatives to meet these obligations and currently believes that internal cash generation, credit arrangements, and access to the public and private capital markets will provide sufficient resources to meet capital requirements and retire or refinance the debt described above at maturity.  To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under current liquidity arrangements.

The credit ratings for the debt of PNMR, PNM, and TNMP were recently downgraded.  In some instances our credit ratings are below investment grade.  There has also been an overall deterioration of the credit markets in general.  If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt.  In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a further reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms and would result in an increase in the interest rates applicable under our credit facilities.  Our cash flow and capital resources may be insufficient to pay interest and principal on our debt in the future, including payments on the notes.  If that should occur, our capital raising or debt restructuring measures may be unsuccessful or inadequate to meet our scheduled debt service obligations, which could cause us to default on our obligations and further impair our liquidity.

Except as stated above, as of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in PNMR’s, PNM’s, and TNMP’s Annual Reports on Form 10-K for the year ended December 31, 2007.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting

The Annual Meeting of Shareholders of PNMR was held on May 28, 2008.  The matters voted on at the meeting and the results were as follows:

The election of the following nominees to serve as directors until the Annual Meeting of Shareholders in 2009:

Director	Votes For	Votes Withheld
Adelmo E. Archuleta	62,921,454	7,719,581
Julie A. Dobson	62,917,821	7,723,214
Woody L. Hunt	62,913,088	7,727,947
R.R. Nordhaus	62,885,999	7,755,036
M. T. Pacheco	62,897,640	7,743,395
R. M. Price	62,759,301	7,881,734
B. S. Reitz	62,899,789	7,741,246
Jeffry E. Sterba	62,747,156	7,893,879
Joan B. Woodard	62,912,562	7,728,473

The approval of an amendment to the PNM Resources, Inc. Employee Stock Purchase Plan:

Votes For	Votes Against	Abstentions
57,970,301	705,790	828,575

The approval of the selection of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2008:

Votes For	Votes Against	Abstentions
70,167,757	231,682	241,596

ITEM 6.  EXHIBITS

10.1**	PNMR	PNM Resources, Inc. 2008 Officer Incentive Plan

10.2**	PNMR	PNM Resources, Inc. Performance Cash Program for the Utilities President

12.1	PNMR	Ratio of Earnings to Fixed Charges

12.2	PNM	Ratio of Earnings to Fixed Charges

12.3	PNM	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNMR	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	PNM	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	PNM	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.5	TNMP	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.6	TNMP	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Designates each management contract or compensatory plan or arrangement required to be identified.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date: August 14, 2008	/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Corporate Controller
(Officer duly authorized to sign this report)