Form 10-K
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2009-03-02
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

Commission File Number	Names of Registrants, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.
001-32462	PNM Resources, Inc. (A New Mexico Corporation) Alvarado Square Albuquerque, New Mexico 87158 (505) 241-2700	85-0468296

001-06986	Public Service Company of New Mexico (A New Mexico Corporation) Alvarado Square Albuquerque, New Mexico 87158 (505) 241-2700	85-0019030

002-97230	Texas-New Mexico Power Company (A Texas Corporation) 4100 International Plaza P.O. Box 2943 Fort Worth, TX 76113 (817) 731-0099	75-0204070

Securities Registered Pursuant To Section 12(b) Of The Act:

Name of Each Exchange
Registrant	Title of Each Class	on Which Registered
PNM Resources, Inc.	Common Stock, no par value	New York Stock Exchange

Securities Registered Pursuant To Section 12(g) Of The Act:

Registrant	Title of Each Class
Public Service Company of New Mexico	1965 Series, 4.58% Cumulative Preferred Stock
($100 stated value without sinking fund)

Indicate by check mark whether each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

PNM Resources, Inc. (“PNMR”)	YES ✓	NO
Public Service Company of New Mexico (“PNM”)	YES	NO ✓
Texas-New Mexico Power Company (“TNMP”)	YES	NO ✓

Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

PNMR	YES	NO ✓
PNM	YES	NO ✓
TNMP	YES ✓	NO

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller Reporting Company
PNMR	✓
PNM			✓
TNMP			✓

Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act). YES          NO   ✓

As of February 20, 2009, shares of common stock outstanding were.

PNMR	86,561,686
PNM	39,117,799
TNMP	9,615

On June 30, 2008 the aggregate market value of the voting stock held by non-affiliates of PNMR as computed by reference to the New York Stock Exchange composite transaction closing price of $11.96 per share reported by The Wall Street Journal, was $1,030,653,239.

PNM AND TNMP MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I) (1) (a) AND (b) OF FORM 10-K AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (I) (2).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into Part III of this report:

Proxy Statement to be filed by PNMR with the SEC pursuant to Regulation 14A relating to the annual meeting of stockholders of PNMR to be held on May 19, 2009.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

INDEX
                                              Page
GLOSSARY                                                   vi
PART I
ITEM 1.       BUSINESS                                         A-1
    THE COMPANY                                                A-1
    PNMR WEBSITE                                                                     A-1
    OPERATIONS                                                    A-2
       PNM Electric                                                    A-2
       TNMP Electric                                                 A-3
       PNM Gas                                                          A-4
       Altura                                                                A-5
       Optim Energy                                                   A-5
       First Choice                                                      A-6
       Corporate and Other                                                             A-6
     SOURCES OF POWER                                                           A-6
     FUEL AND WATER SUPPLY                                              A-8
     RATES AND REGULATION                                                A-9
     ENVIRONMENTAL MATTERS                                                                                      A-10
     COMPETITION                                                A-11
     EMPLOYEES                                                     A-12
     DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS                                            A-12
     SECURITIES ACT DISCLAIMER                                       A-13
ITEM 1A.    RISK FACTORS                                                    A-13
ITEM 1B.     UNRESOLVED STAFF COMMENTS                                     A-21
ITEM 2.        PROPERTIES                                                        A-22
ITEM 3.        LEGAL PROCEEDINGS                                      A-24
ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                                                                                                                            A-24
SUPPLEMENTAL ITEM - EXECUTIVE OFFICERS OF PNM RESOURCES, INC.                                                                                                                                                                A-24
PART II
ITEM 5.        MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED                           A-25
                           STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.        SELECTED FINANCIAL DATA                                            A-27
ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATION                                   A-31
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                           MARKET RISK                                              A-62
ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                    B-1
ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                          ACCOUNTING AND FINANCIAL DISCLOSURE                                  C-1
ITEM 9A.     CONTROLS AND PROCEDURES                                C-1
ITEM 9B.      OTHER INFORMATION                                    C-2
PART III
ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE                                       C-2
ITEM 11.       EXECUTIVE COMPENSATION                                                                                                                                                                                 C-3
ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                          MANAGEMENTAND RELATED STOCKHOLDER MATTERS                               C-3
ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
                           AND DIRECTOR INDEPENDENCE                                   C-3
ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES                                 C-3
PART IV
ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES                             D-1
                                                              SIGNATURES                                                E-1

GLOSSARY

Definitions:
Afton	Afton Generating Station
AG	New Mexico Attorney General
ALJ	Administrative Law Judge
Altura	Optim Energy Twin Oaks, LP; formerly known as Altura Power L.P.
Altura Cogen	Optim Energy Altura Cogen, LLC; formerly known as Altura Cogen, LLC (the CoGen Lyondell Power Generation Facility)
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, which is the operator and a co-owner of PVNGS and Four Corners
APB	Accounting Principles Board
APBO	Accumulated Postretirement Benefit Obligation
ARO	Asset Retirement Obligation
Avistar	Avistar, Inc., a wholly-owned subsidiary of PNMR
BART	Best Available Retrofit Technology
BLM	Bureau of Land Management
Board	Board of Directors of PNMR
BTU	British Thermal Unit
CAIR	Clean Air Interstate Rule
Cal PX	California Power Exchange
Cal ISO	California Independent System Operator
Cascade	Cascade Investment, L.L.C.
Continental	Continental Energy Systems, L.L.C.
Constellation	Constellation Energy Commodities Group, Inc.
CRHC	Cap Rock Holding Corporation, a subsidiary of Continental
CTC	Competition Transition Charge
Decatherm	Million BTUs
Delta	Delta-Person Limited Partnership
DOE	Department of Energy
ECJV	ECJV Holdings, LLC
EEI	Edison Electric Institute
EIP	Eastern Interconnection Project
EITF	Emerging Issues Task Force
EnergyCo	EnergyCo, LLC, a limited liability corporation, owned 50% by each of PNMR and ECJV; now known as Optim Energy
EPA	United States Environmental Protection Agency
EPE	El Paso Electric
ERCOT	Electric Reliability Council of Texas
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FCPSP	First Choice Power Special Purpose, L.P.
FIN	FASB Interpretation Number
FIP	Federal Implementation Plan
First Choice	First Choice Power, L. P. and Subsidiaries
Four Corners	Four Corners Power Plant
FPL	FPL Energy New Mexico Wind, LLC
FPPAC	Fuel and Purchased Power Adjustment Clause
GAAP	Generally Accepted Accounting Principles in the United States of America
GEaR	Gross Earnings at Risk
GHG G	Greenhouse Gas Emissions
GWh	Gigawatt hours
IBEW	International Brotherhood of Electrical Workers, Local 611
IRS	Internal Revenue Service
ISO	Independent System Operator
KWh	Kilowatt Hour

LBB	Lehman Brothers Bank, FSB, a subsidiary of LBH
LBCS	Lehman Brothers Commodity Services, a subsidiary of LBH
LBH	Lehman Brothers Holdings Inc.
LCC	Lyondell Chemical Company
LIBOR	London Interbank Offered Rate
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act, and the Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NMGC	New Mexico Gas Company, a subsidiary of Continental
NMED	New Mexico Environment Department
NMPRC	New Mexico Public Regulation Commission
NOPR	Notice of Proposed Rulemaking
NOX	Nitrogen Oxides
NOI	Notice of Inquiry
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
NYMEX	New York Mercantile Exchange
OASIS	Open Access Same Time Information System
OATT	Open Access Transmission Tariff
O&M	Operations and Maintenance
OPEB	Other Post Employment Benefits
Optim Energy	Optim Energy, LLC, a limited liability corporation, owned 50% by each of PNMR and ECJV; formerly known as EnergyCo
PBO	Projected Benefit Obligation
PCRBs	Pollution Control Revenue Bonds
PGAC	Purchased Gas Adjustment Clause
PG&E	Pacific Gas and Electric Co.
PM	Particulate Matter
PNM	Public Service Company of New Mexico and Subsidiaries
PNM Facility	PNM’s $400 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR Facility	PNMR’s $600 Million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PRP	Potential Responsible Party
PSA	Power Supply Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PVNGS	Palo Verde Nuclear Generating Station
Pyramid	Tri-State Pyramid Unit 4
RCRA	Resource Conservation and Recovery Act
REC	Renewable Energy Certificates
REP	Retail Electricity Provider
RFP	Request for Proposal
Reimbursement Agreement	PNM’s $100 Million Letter of Credit Facility
RMC	Risk Management Committee
RTO	Regional Transmission Organization
SCE	Southern Cal Edison Company
SCPPA	Southern California Public Power Authority
SDG&E	San Diego Gas and Electric Company
SEC	United States Securities and Exchange Commission

v

SFAS	FASB Statement of Financial Accounting Standards
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SOAH	State Office of Administrative Hearings
SO2	Sulfur Dioxide
SPS	Southwestern Public Service Company
SRP	Salt River Project
S&P	Standard and Poor’s Ratings Services
TCEQ	Texas Commission of Environmental Quality
TECA	Texas Electric Choice Act
Term Loan Agreement	PNM’s $300 Million Unsecured Delayed Draw Term Loan Facility
TNMP Bridge Facility	TNMP’s $100 Million Bridge Term Loan Credit Agreement
TNMP Facility	TNMP’s $200 Million Unsecured Revolving Credit Facility
Throughput	Volumes of gas delivered, whether or not owned
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNP	TNP Enterprises, Inc. and Subsidiaries
Tri-State	Tri-State Generation and Transmission Association, Inc.
Tucson	Tucson Electric Power Company
Twin Oaks	Assets of Twin Oaks Power, L.P. and Twin Oaks Power III, L.P.
UAMPS	Utah Associated Municipal Power System
USFS	United States Forest Service
Valencia	Valencia Energy Facility
VaR	Value at Risk
WSPP	Western Systems Power Pool

Accounting Pronouncements (as amended and interpreted):

APB 25	Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”
EITF 02-3	EITF Issue No. 02-3 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”
EITF 03-11	EITF Issue No. 03-11 “Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133 and Not Held for Trading Purposes”
EITF 03-13	EITF Issue No. 03-13 “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations“
FIN 46R	FIN 46R “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51”
FIN 47	FIN No. 47 “Accounting for Conditional Asset Retirement Obligations an Interpretation of FASB Statement No. 143”
FIN 48	FIN No. 48 “Accounting for Uncertainty in Income Taxes”
FSP FIN 39-1	FSP FIN No. 39-1 “Amendment of FASB Interpretation No. 39”
FSP FAS 157-3	FSP FAS No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”
SFAS 5	SFAS No. 5 “Accounting for Contingencies”
SFAS 34	SFAS No. 34 “Capitalization of Interest Cost”
SFAS 57	SFAS No. 57 “Related Party Disclosures”
SFAS 71	SFAS No. 71 “Accounting for Effects of Certain Types of Regulation”
SFAS 87	SFAS No. 87 “Employers' Accounting for Pensions”
SFAS 106	SFAS No. 106 “Employers' Accounting for Postretirement Benefits Other Than Pensions”
SFAS 109	SFAS No. 109 “Accounting for Income Taxes”
SFAS 112	SFAS No. 112 “Employers’ Accounting for Postemployment Benefits – an amendment of FASB Statements No. 5 and 43”
SFAS 115	SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”
SFAS 123R	SFAS No. 123R “Share Based Payment”
SFAS 128	SFAS No. 128 “Earnings per Share”
SFAS 131	SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”
SFAS 133	SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”
SFAS 141	SFAS No. 141 “Business Combinations”
SFAS 142	SFAS No. 142 “Goodwill and Other Intangible Assets”

SFAS 143	SFAS No. 143 “Accounting for Asset Retirement Obligations”
SFAS 144	SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”
SFAS 154	SFAS No. 154 “Accounting Changes and Error Corrections”
SFAS 157	SFAS No. 157 “Fair Value Measurements”
SFAS 158	SFAS No. 158 “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”
SFAS 159	SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”

PART I

ITEM 1.	BUSINESS

THE COMPANY

Overview

PNMR is an investor-owned holding company of energy and energy-related businesses.  PNMR’s primary subsidiaries are PNM, TNMP, First Choice and, through May 31, 2007, Altura.  PNM is a public utility with regulated operations primarily engaged in the generation, transmission and distribution of electricity and, through January 29, 2009, the transmission and distribution and sale of natural gas.  PNM began service to TNMP’s New Mexico customers effective January 1, 2007.  TNMP is a regulated utility operating in Texas and through December 31, 2006 in New Mexico.  In Texas, TNMP provides regulated transmission and distribution services.  First Choice is a competitive REP operating in Texas.  PNMR owns 50% of Optim Energy (formerly, EnergyCo), which is focused on unregulated electric operations, principally within the areas of Texas covered by ERCOT, including the development, operation and ownership of diverse generation assets and wholesale marketing.

On January 12, 2008, PNM entered into an agreement to sell its natural gas operations, which comprise the PNM Gas segment, to NMGC, a subsidiary of Continental, for $620 million in cash, subject to adjustment based on the level of working capital at closing.  Financial information regarding PNM’s gas operations, which are reflected as discontinued operations herein, is presented in Note 23.  In a separate transaction conditioned upon the sale of the natural gas operations, PNMR proposed to acquire CRHC, Continental’s regulated Texas electric transmission and distribution business, for $202.5 million in cash.  On July 22, 2008, PNMR and Continental agreed to terminate the agreement for the acquisition of CRHC.  The termination agreement provided that Continental pay PNMR $15.0 million upon the closing of the PNM Gas transaction.  PNMR completed the sale of its gas operations on January 30, 2009.  PNM used proceeds from the sale to retire short-term debt and paid a dividend of $220.0 million to PNMR. The remaining proceeds were invested in a money market fund and will be used to pay income taxes on the gain from the sale.  PNMR used the dividend from PNM and the $15.0 million from Continental to retire debt.

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

WEBSITES

PNMR’s Internet address is http://www.pnmresources.com; PNM’s Internet address is http://www.pnm.com; TNMP’s Internet address is http://www.tnpe.com.  The contents of these websites are not a part of this Form 10-K.  The filings of PNMR, PNM, and TNMP with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, are accessible free of charge at http://www.pnmresources.com as soon as reasonably practicable after they are filed with, or furnished to, the SEC.  These reports are also available upon request in print from PNMR free of charge.  Additionally, PNMR's Corporate Governance Principles, code of ethics (Do the Right Thing-Principles of Business Conduct) and charters of its Audit and Ethics Committee, Board Governance and Human Resources Committee, Finance Committee, and Public Policy

and Sustainability Committee  are available at http://www.pnmresources.com/investors/governance.cfm and such information is available in print, without charge, to any shareholder who requests it.

OPERATIONS

PNM Electric

PNM Electric is an electric utility that is primarily focused on providing service to its rate-regulated customers.  PNM Electric’s operations consist of generation, transmission and distribution of electricity for retail electric customers in New Mexico subject to the jurisdiction of the NMPRC and for wholesale customers in New Mexico and Arizona subject to the jurisdiction of FERC.  PNM Electric also provides transmission services to third parties and, through December 31, 2006, to TNMP at which time TNMP’s operations in New Mexico were transferred to PNM.  PNM Electric also includes the generation and sale of electricity into the wholesale market.  This includes the sale of excess energy from PNM’s jurisdictional assets, primarily SJGS, PVNGS Units 1 and 2, and Four Corners, as well as the energy of its generating plants excluded from retail rates.  PNM Electric provides retail electric service to a large area of north central New Mexico, including the cities of Albuquerque and Santa Fe, and certain other areas of New Mexico, which are located in Southern New Mexico.  PNM Electric owns or leases transmission lines, interconnected with other utilities in New Mexico, Texas, Arizona, Colorado and Utah.  The largest non-affiliated retail electric customer served by PNM Electric accounted for 2.0% of the PNM Electric’s revenues for the year ended December 31, 2008. PNM was incorporated in the State of New Mexico in 1917.

Customer rates for retail electric service are set by the NMPRC.  In February 2007, PNM filed a general rate case with the NMPRC for all of its New Mexico retail customers except those formerly served by TNMP.  Following NMPRC approvals, PNM implemented new electric rates reflecting an annual $34.4 million rate increase in May 2008 and an Emergency FPPAC through which changes in the cost of fuel and purchased power, above or below the costs included in base rates, are passed through to customers on a monthly basis beginning in June 2008. In September 2008, PNM filed its 2008 Electric Rate Case requesting an increase in electric rates of $123.3 million and requesting a FPPAC in the general form authorized by the NMPRC.  In this rate case, PNM is proposing that its Luna and Lordsburg generating plants, as well as the Valencia PPA and the portion of PVNGS Unit 2 currently owned by another subsidiary of PNMR and leased to PNM, be included in resources subject to NMPRC jurisdiction and recovered through rates charged to retail customers.  The Company is unable to predict the outcome of this rate proceeding.  See Note 17.  PNM can not request a rate increase that would go into effect prior to January 1, 2011 for customers transferred from TNMP.

Weather-normalized retail electric loads decreased by 1.8% in 2008.  PNM Electric’s system peak demands for its retail customers and firm requirements customers in the summer and the winter for the last three years are shown in the following table:

System Peak Demands

	2008	2007	2006
	(Megawatts)

Summer	1,901	1,933	1,855
Winter	1,643	1,606	1,616

PNM holds long-term, non-exclusive franchise agreements for its electric retail operations, with varying expiration dates.  These franchise agreements allow PNM to access public rights-of-way for placement of PNM’s electric facilities.  Franchise agreements have expired in some areas PNM serves, including Albuquerque, Santa Fe, and the City of Rio Rancho.  PNM remains obligated under New Mexico state law to provide service to customers in these franchise areas despite the absence of an effective franchise agreement, so there should be no direct impact on PNM’s business.  The Albuquerque, Rio Rancho, and Santa Fe metropolitan areas accounted for 32.4%, 6.8%, and 6.4% of PNM Electric’s 2008 revenues and no other franchise area represents more than 5%.  Although PNM does not collect or pay franchise fees in some areas it serves, PNM continues to collect and pay franchise fees in certain parts of its service territory, including Albuquerque, Santa Fe, and the City of Rio Rancho.

PNM Electric owns or leases 3,165 circuit miles of electric transmission lines, interconnected with other utilities in New Mexico, Arizona, Colorado, Texas and Utah.  Due to rapid load growth in PNM Electric’s service territory in recent years and the lack of transmission development, most of the capacity on this transmission system is fully committed during peak hours and there is very little or no additional access available on a firm commitment basis. These factors result in physical constraints on the system and limit the ability to wheel power into PNM Electric’s service area from outside of New Mexico.

PNM Electric includes wholesale activities that consist of the generation and sale of electricity into the wholesale market from Luna, Lordsburg, and PNM’s share of Unit 3 at PVNGS, which are excluded from retail rates.   PNMR embarked on a strategy to move away from certain wholesale activities within PNM Electric.  In June 2008, PNM completed the sale of certain wholesale power, natural gas and transmission contracts as the first step of separating its wholesale activities from PNM. See Note 8.  In addition, the Luna and Lordsburg assets are required to be separated from PNM Electric by January 1, 2010, under an existing NMPRC regulatory order.  PNM is proposing that these assets be included in retail rates beginning with PNM’s 2008 Electric Rate Case.  See Note 17.  Because PNM's share of Unit 3 at the PVNGS is excluded from the regulatory separation requirement, it can remain within PNM  and its power can continue to be sold on the wholesale market.  PNM Electric also engages in activities to optimize its existing jurisdictional assets and long-term purchase power agreements through spot market, hour ahead, day ahead, week ahead and other sales of any excess generation not required to fulfill PNM Electric’s retail load and contractual commitments.  In April 2008, PNM entered into three separate contracts for the sale of capacity and energy related to its entire ownership interest in PVNGS Unit 3, which is 135 MW, through December 31, 2010.

PNM Electric has entered into various firm-requirements wholesale electric sales contracts.  These contracts contain fixed capacity charges in addition to energy charges.  Capacity charges are fixed monthly payments for a commitment of resources to service the contract requirements.  Energy charges are payments based on the amount of electricity delivered to the customer intended to compensate PNM Electric for its variable costs incurred to provide the energy.  PNM Electric’s firm-requirements demand was 162 MW in 2008, and is expected, based solely on existing contracts, to be 102 MW in 2009, 105 MW in 2010, 108 MW in 2011, and 110 MW in 2012.  No firm-requirements customer of PNM Electric accounted for more than 1.5% of the PNM Electric's revenues for the year ended December 31, 2008.

TNMP Electric

TNMP Electric consists of all the operations of TNMP.  TNMP is a regulated utility operating in Texas and, through December 31, 2006, in New Mexico. TNMP’s predecessor was organized in 1925 and TNMP is incorporated in the State of Texas.

In New Mexico, TNMP provided integrated electricity services that included the transmission, distribution, purchase and sale of electricity to its customers in southwest and south central New Mexico as well as transmission to third parties and to PNM through December 31, 2006.  PNM Electric began serving these customers on January 1, 2007 when the TNMP New Mexico assets were transferred to PNM.

In Texas, TNMP Electric provides regulated transmission and distribution services under the provisions of TECA and the Texas Public Utility Regulatory Act.  TNMP Electric serves a market of small-to-medium-sized communities.  Most of the communities in TNMP Electric’s service territory have populations of less than 50,000.  In most areas that TNMP Electric serves, it is the exclusive provider of transmission and distribution services.

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

TNMP Electric provides transmission and distribution services at regulated rates to various REPs that, in turn, provide retail electric service within TNMP Electric’s Texas service area.  As of December 31, 2008, 65 active REPs served customers that receive transmission and distribution services from TNMP Electric.  First Choice, TNMP Electric’s affiliated REP, was TNMP Electric’s largest customer and accounted for 29.0% of TNMP's revenues for the year ended December 31, 2008.  Revenues of TNMP’s next largest customer accounted for 22.0% of revenues and no other customers accounted for more than 10% of revenues.

In August 2008, TNMP filed with the PUCT for an $8.7 million increase in revenues, which would be TNMP’s first increase in rates since 2002.  Hurricane Ike, which struck the Texas Gulf Coast on September 13, 2008, caused extensive damage to the city of Galveston and the surrounding communities.  Storm-related outages lowered TNMP sales volumes, decreasing revenues, margins, and earnings. In addition, TNMP estimates power restoration costs to be in the range of $18 million to $19 million. As a provider of regulated transmission and distribution services under the provisions of TECA, TNMP expects to recover prudently incurred storm-related restoration costs in accordance with applicable regulatory and legal principles.  On October 10, 2008, the PUCT issued a preliminary order permitting TNMP to file supplemental testimony on costs caused by Hurricane Ike. These costs may be included in rates or captured as a regulatory asset for review and approval in a subsequent proceeding. TNMP’s rate case is currently being held in abatement, pending the final determination of the costs related to Hurricane Ike as well as anticipated debt financing costs to be included in rates charged to customers.  TNMP is unable to predict the outcome of this matter.

TNMP holds long-term, non-exclusive franchise agreements for its electric transmission and distribution services, with varying expiration dates.  TNMP intends to negotiate and execute new or amended franchise agreements with municipalities as they expire.  Since TNMP Electric is the exclusive provider of transmission and distribution services in most areas that it serves, the need to renew or renegotiate franchise agreements should not have a material adverse impact on TNMP’s business.  The remainder of TNMP's revenues is earned from service provided to facilities in its service area that lie outside the territorial jurisdiction of the municipalities with which TNMP has franchise agreements.

PNM Gas

PNM Gas distributed natural gas to most of the major communities in New Mexico, including Albuquerque and Santa Fe, through January 29, 2009 under rates that were subject to traditional rate regulation by the NMPRC.  On January 12, 2008, PNM entered into an agreement to sell PNM Gas.   On January 30, 2009, PNM completed the sale.  See Note 2 and Note 23.

The Albuquerque metropolitan area accounted for approximately 51.2% of the total gas revenues in 2008.  No single sales-service customer accounted for more than 1.0% of PNM Gas’ therm sales in 2008.  PNM Gas held non-exclusive franchises with varying expiration dates.  Franchise agreements had expired for the City of Rio Rancho and several smaller municipalities, although PNM continued to collect and pay franchise fees to each of these communities.  Franchise agreements had also expired for several counties that PNM Gas serves.  PNM Gas remained obligated to serve these franchise areas pursuant to state law.

PNM Gas had a customer base that included both sales-service customers and transportation-service customers.  Sales-service customers purchased natural gas and received transportation and delivery services from PNM Gas for which PNM Gas received both cost-of-gas and cost-of-service revenues.  Cost-of-gas revenues collected from its sales-service customers were recovered in accordance with NMPRC regulations through the PNM Gas PGAC and represented a pass-through of the cost of natural gas to the customer.  As a result, increases or decreases in gas revenues resulting from wholesale gas price fluctuations did not impact gross margin.  The NMPRC had approved an agreement regarding the hedging strategy of PNM Gas and the implementation of a price management fund program which included a continuous monthly balancing account with a carrying charge.  This carrying charge had the effect of keeping PNM Gas whole on purchases of gas since it was compensated for the time value of money that existed due to any delay in collections from customers.  Additionally, PNM Gas made occasional gas sales to off-system sales customers.  Off-system sales deliveries generally occured at pipeline interconnections with the PNM Gas system and profits were shared between PNM Gas and its regulated customers on a 30%/70% basis.

PNM Gas had 39 transportation-service customers in 2008, which procured gas for their end users independently of PNM Gas end users.  Transportation-service customers were gas marketers and producers contracting with PNM Gas for transportation services to their end users and for other related services that provided PNM Gas with cost-of-service revenues only.  Transportation services were provided to transportation-service customers at locations throughout the PNM Gas distribution system, as well as points on and off PNM Gas transmission pipelines.  Through its transportation-service customers, PNM Gas provided gas transportation deliveries to 2,624 end users that were not PNM Gas customers at the end of 2008.

In 2008, 41% of the total gas throughput of PNM Gas was related to transportation gas deliveries.  The transportation rates of PNM Gas were unbundled, and transportation customers only paid for the service they received.  In 2008, revenues from transportation customers accounted for 3.2% of the total gas revenues of PNM Gas.  Revenues from sales-service customers accounted for the remaining 96.8%.  Cost of gas, on which PNM Gas made no margin, accounted for 71.8% of total sales-service revenue.  Because a major portion of the PNM Gas load was related to heating, sales levels were affected by the weather.  In 2008, 63.1% of the total sales occurred in the months of January, February, March and December.

PNM Gas obtained its supply of natural gas primarily from sources within New Mexico by contracting with third party producers and marketers.  These contracts were generally sufficient to meet peak-day demand.  PNM Gas served certain cities that depend on El Paso Natural Gas Company or Transwestern Pipeline Company for transportation of gas supplies.  Because these cities were not directly connected to the transmission facilities of PNM Gas, gas transported by these companies was the sole supply source for these cities.  Such gas transportation was regulated by the FERC.

Altura

On April 18, 2006, PNMR’s wholly owned subsidiary, Altura, purchased Twin Oaks, which included a 305 MW coal-fired power plant located 150 miles south of Dallas, Texas.  PNMR acquired Twin Oaks to expand its merchant generation capacity in order to serve a growing wholesale market in the Southwest. Effective June 1, 2007, PNMR contributed Altura, including Twin Oaks, to Optim Energy.  See Note 2 and Note 22.  The results of Twin Oaks operations have been included in the Consolidated Financial Statements of PNMR from April 18, 2006 through May 31, 2007.

Optim Energy

In January 2007, PNMR and ECJV created EnergyCo to serve expanding U.S. markets, principally the areas of Texas covered by ERCOT.  In February 2009, the name of EnergyCo was changed to Optim Energy and references to Optim Energy herein encompass periods prior to the name change.  ECJV is a wholly owned subsidiary of Cascade, which is a large PNMR shareholder.  PNMR and ECJV each have a 50 percent ownership interest in Optim Energy, a limited liability company.  On June 1, 2007, PNMR contributed its ownership of Altura, including the Twin Oaks plant, to Optim Energy at fair value of $549.6 million, as adjusted to reflect changes in working capital.  ECJV made a cash contribution to Optim Energy equal to 50% of the fair value amount and Optim Energy distributed that cash to PNMR. In August 2007, Optim Energy completed the acquisition of the Altura Cogen plant, a cogeneration electric and steam generating plant, and is co-developing another electric generating unit at Cedar Bayou that is scheduled to be completed in the summer of 2009.

Optim Energy’s strategy is focused on unregulated operations in one of the nation’s growing power markets.  Optim Energy’s business consists of development, operation and ownership of diverse generation assets, and wholesale marketing and trading to optimize its assets.  PNMR accounts for its 50% ownership interest in Optim Energy using the equity method of accounting because PNMR’s ownership interest results in significant influence, but not control, over Optim Energy and its operations.  PNMR records as income its percentage share of earnings or losses of Optim Energy and carries its investment at cost, adjusted for its share of undistributed earnings or losses.  Accordingly, Optim Energy’s revenues and expenses are not included in PNMR’s consolidated revenues and expenses. See Note 22.

First Choice

First Choice is a certified REP operating in ERCOT, which provides electricity to residential, small commercial and governmental customers.  First Choice’s services include acquiring retail customers, setting up retail accounts, handling customer inquiries and complaints, and acting as a liaison between the transmission and distribution companies and retail customers.  First Choice focuses its competitive customer acquisition efforts in the major Texas metropolitan areas that are open to electric choice within ERCOT, including Dallas-Fort Worth, Houston, Corpus Christi, and McAllen-Harlingen.  Due to the competitive nature of the Texas market, First Choice, along with other REPs, experiences significant turnover in its customer base.  There is no provision under Texas regulation that requires customers to pay their previous REP before obtaining service from another REP.  This has been exacerbated by the impacts of Hurricane Ike and depressed economic conditions and has resulted in significant increases in the levels of uncollectible accounts and bad debt expense.  Although First Choice is regulated in certain respects by the PUCT under ERCOT, its business is not subject to traditional rate of return regulation.

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

First Choice experiences increased sales and operating revenues during the summer months as a result of increased air conditioner usage in hot weather.  In 2008, approximately 41% of First Choice’s consolidated annual revenues were recorded in June, July, and August.

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

Corporate and Other

PNMR Services Company provides corporate services through shared services agreements to PNMR, to all of PNMR's business units, including First Choice, PNM and TNMP, and to Optim Energy.  These services are charged and billed on a monthly basis to the business units.  Billings are at cost, except for Optim Energy, which includes a profit element.  PNMR Services Company is included in the Corporate and Other segment.

SOURCES OF POWER

PNMR

First Choice assumed the energy supply activities of TNMP in Texas in 2002.  Constellation was the primary supplier of power for First Choice’s customers through the end of 2006.  Additionally, Constellation agreed to supply power in certain transactions under the PSA beyond the date when that commitment expired.  The obligations of Constellation were extended until January 31, 2008.  First Choice has no long-term power supply agreements.  Therefore, First Choice is exposed to market risk if power prices increase faster or in excess of its ability to increase rates to its customers.  Since January 1, 2008, power to serve its customers has been obtained through short-term market purchases.

PNM

As of December 31, 2008, the total net generation capacity of facilities owned or leased by PNM was 2,313 MW.  See Item 2. Properties.  PNM also obtains power under long-term PPAs as described below.  PNM Electric’s total generation capacity from these sources is:

Owned and leased	2,313 MW
Long-term PPAs:
New Mexico Wind Energy Center	200 MW
SPS contingent	150 MW
Tri-State	50 MW
Total	2,713 MW

Owned and Leased

SJGS’ equivalent availability was 76.5% and 80.4% for the years ended December 31, 2008 and 2007.  PVNGS’ equivalent availability was 83.0% and 77.3% for the years ended December 31, 2008 and 2007.  Four Corners’ equivalent availability was 78.8% and 78.5% for the years ended December 31, 2008 and 2007.  SJGS is operated by PNM. Four Corners and PVNGS are operated by APS.

PNM’s Lordsburg plant was built to serve wholesale customers and other sales rather than New Mexico retail customers.  In 2004, a subsidiary of PNMR purchased a one-third interest in Luna, a 570 MW, partially constructed, natural gas-fired power plant near Deming in southern New Mexico.  In 2005, the one-third interest in Luna was transferred to PNM.  Although these plants are not currently included in the retail rates, PNM is proposing that they be included in rates charged to retail customers beginning with the 2008 Electric Rate Case.   See Note 17.

In 2007, PNM Electric completed the conversion of Afton to a combined cycle plant.  The NMPRC has approved bringing Afton into retail rates, with 50% of Afton's capacity designated to serve TNMP's former New Mexico customers, which were transferred to PNM effective January 1, 2007, and the other 50% designated to serve PNM Electric's other regulated customers.

PNM leases portions of PVNGS and the lease payments are being recovered through retail rates approved by the NMPRC.  PNM is proposing that it acquire the ownership of a portion of PVNGS Unit 2 leased to PNM that is currently owned by another PNMR subsidiary and that it be included in rates charged to retail customers on an ownership basis beginning with the 2008 Electric Rate Case.  See Item 2. Properties, Note 7, and Note 17 for additional information.

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

On April 18, 2007, PNM entered into a PPA to purchase all of the electric capacity and energy from Valencia, a natural gas-fired power plant near Belen, New Mexico.  Valencia became operational on May 30, 2008.  A third-party built, owns and operates the facility while PNM is the sole purchaser of the electricity generated. The term of the PPA is for 20 years beginning June 1, 2008.  Although Valencia is not currently included in retail rates, PNM is proposing that it be included in the Emergency FPPAC and included in retail rates charged to customers beginning with the 2008 Electric Rate Case.  PNM has evaluated the accounting treatment of this arrangement and concluded that the third party entity that owns Valencia is a variable interest entity and that PNM is the primary beneficiary of the entity under FIN 46R since PNM will absorb the majority of the variability in the cash flows of the plant.  As the primary beneficiary, PNM consolidates the entity in its financial statements.  Accordingly, the assets of Valencia are included in the consolidated financial statements of PNM although PNM has no legal ownership interest or voting control of the variable interest entity.  The 148 MW capacity of Valencia is reflected as owned in the above table.  See Note 9 and Note 17.

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

In addition, PNM has long-term PPAs with SPS to purchase 150 MW interruptible power through May 2011 and with Tri-State to purchase 50 MW of firm power and capacity through June 2010.  See Owned and Leased above regarding the Valencia PPA.

A summary of purchased power is as follows:

	Year Ended December 31,
	2008	2007	2006

Purchased under long-term PPAs
MWh	2,274,276	2,370,364	2,094,510
Cost per MWh	$57.43	$47.23	$47.36

Other purchased power
Total MWh	2,640,131	6,575,882	5,993,846
Cost per MWh	$68.82	$61.97	$58.27

TNMP

TNMP provides only transmission and distribution services and does not sell power.

FUEL AND WATER SUPPLY

PNMR

The coal requirements for Twin Oaks were supplied by a long-term fuel supply agreement during the period PNMR owned Twin Oaks.  PNMR and Altura are not responsible under this agreement for the decommissioning or reclamation costs of the supplying mine.  Upon PNMR’s contribution of Altura to Optim Energy, PNMR has no benefits or obligations under this fuel supply agreement.

PNM

The percentages of PNM’s generation of electricity (on the basis of KWh) fueled by coal, nuclear fuel and gas and oil, and the average costs to PNM of those fuels per million BTU, during the past three years were as follows:

	Coal		Nuclear		Gas and Oil
	Percent of	Average	Percent of	Average	Percent of	Average
	Generation	Cost	Generation	Cost	Generation	Cost

2008	58.7%	$2.28	27.9%	$0.51	13.4%	$8.10
2007	65.1%	$1.79	27.2%	$0.53	7.7%	$5.28
2006	70.4%	$1.75	23.7%	$0.54	5.9%	$6.15

The generation mix for 2009 is expected to be 63.7% coal, 25.6% nuclear and 10.7% gas and oil.  Due to locally available natural gas and oil supplies, the utilization of locally available coal deposits and the generally adequate supply of nuclear fuel, PNM believes that adequate sources of fuel are available for its generating stations into the foreseeable future.  See Sources of Power - PNM - PPAs for information concerning the cost of purchased power.

Coal

See Note 16 for information about PNM’s coal supply.

Natural Gas

The natural gas used as fuel for the electric generating plants is procured on the open market and delivered by third party transportation providers and PNM Gas (through January 29, 2009 and thereafter by NMGC) through its transportation facilities.

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

The PVNGS participants are continually identifying their future resource needs and negotiating arrangements to fill those needs.  The PVNGS participants have contracted for all of PVNGS’s requirements for uranium concentrates and conversion services through 2011.  The participants have also contracted for all of PVNGS’s enrichment services through 2013 and all of PVNGS’s fuel assembly fabrication services until at least 2015.

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

Members of ERCOT include independent REPs, investor owned utilities, municipals, cooperatives, independent generators, independent power marketers, and consumers.  The electric market served by ERCOT operates under the reliability standards set by the North American Electric Reliability Council.  The PUCT has primary jurisdictional authority over the electric market served by ERCOT and the reliability of electricity across Texas' main interconnected power grid.

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

PNM

Regulation

PNM is subject to the jurisdiction of the NMPRC, with respect to its retail electric rates, service, accounting, issuances of securities, construction of major new generation, transmission, and distribution facilities and other matters regarding retail utility services provided in New Mexico.  The NMPRC approved PNM implementing new electric rates reflecting a $34.4 million rate increase in May 2008 and also implementing an Emergency FPPAC in June 2008. In September 2008, PNM filed its 2008 Electric Rate Case requesting an increase in electric rates of $123.3 million and requesting a FPPAC in the general form authorized by the NMPRC.  See Note 17.  FERC has jurisdiction over rates and other matters related to wholesale electric sales and cost recovery for a portion of PNM’s transmission network.

Operations Transferred from TNMP

In connection with obtaining the approval of the NMPRC for PNMR’s acquisition of TNP, including TNMP, PNMR agreed to reduce rates for TNMP’s New Mexico customers, except one large industrial customer, by 1.851 cents per KWh in 2006 through 2007, by an additional 0.1 cents per KWh in 2008, and by a further 0.1 cents per KWh in 2009. No rate increase can be requested that would go into effect prior to January 1, 2011.  Effective January 1, 2007, the New Mexico utility operations of TNMP were transferred to PNM and these provisions regarding rates remain in effect.

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

In August 2008, TNMP filed with the PUCT for an $8.7 million increase in revenues.  The rate case is currently being held in abatement, pending the final determination of the costs related to Hurricane Ike, as well as anticipated debt financing costs to be included in rates charged to customers.  See Note 17.

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

Note 16
•	Renewable Portfolio Standard
•	PVNGS Decommissioning Funding
•	Nuclear Spent Fuel and Waste Disposal
•	Environmental Matters under the caption “The Clean Air Act”
•	Santa Fe Generating Station
•	Coal Combustion Waste Disposal
•	Gila River Indian Reservation Superfund Site

Note 18
•	Environmental Issues

COMPETITION

Through certain of its subsidiaries, PNMR is a merchant utility and a regulated energy service provider.  Regulated utilities are generally not subject to competition from other utilities in areas that are under the jurisdiction of state regulatory commissions.  In New Mexico, PNM does not have competition for services provided to its retail electric customers.  In Texas, TNMP is not currently in any direct retail competition with any other regulated electric utility.  However, the Company is subject to customer conservation activities and initiatives to utilize alternative energy sources.  As a merchant utility, PNMR is subject to competition in the wholesale markets and the deregulated electricity market in Texas.  Additional information relating to the competitive environment in which the Company operates in is contained in MD&A.

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

Since 2002, electric consumers in Texas have been encouraged to switch from their traditional retail energy provider, such as TNMP, to a competitive REP, such as First Choice.  Currently under TECA, consumers whose chosen retail energy provider has exited the Texas market are provided electric service by a “provider of last resort.”  Rates of the provider of last resort are regulated by the PUCT and are fixed for the two-year period that each provider of last resort serves.  First Choice Power and other REPs, formerly subject to price-to-beat rates, currently market retail electricity at competitive rates, which has resulted in increased pressure on margins.

EMPLOYEES

The following table sets forth the number of employees of PNMR, PNM and TNMP and for each business segment as of December 31, 2008:

	PNMR	PNM	TNMP
Corporate *	624	-	-
PNM Electric	1,135	1,135	-
TNMP Electric	348	-	348
PNM Gas	681	681	-
First Choice	76	-	-
Total	2,864	1, 816	348

*   Represents employees of PNMR Services Company.

TNMP does not have any employees that are represented by unions.  The following table sets forth the number of employees of PNMR and PNM, by business segment, represented by unions as of December 31, 2008:

	PNMR	PNM
PNM Electric	677	677
PNM Gas	260	260
Total	937	937

PNM Electric has 587 employees in its power plant and operations areas that are currently covered by a collective bargaining agreement with the IBEW that expires April 30, 2009.  Negotiations for a successor agreement began in February 2009.  It is anticipated that the successor agreement would cover approximately 90 additional employees, meter readers and collectors who voted for IBEW representation in 2008.  PNM Gas employees were represented by the United Association of Pipefitters and the IBEW. These gas employees became employed by NMGC on January 30, 2009. While the Company is optimistic that a timely agreement on a successor agreement will be reached, PNM cannot, at this time, predict the outcome of the negotiations.  The salaries and benefits for all PNM employees who are members of the IBEW are typically included in the rates charged to electric customers, subject to approval of the NMPRC.

Not all of the Company’s business segments are separate legal entities.  The employees disclosed in the tables above for PNM Electric and PNM Gas are allocated, in part, in a manner consistent with the allocation of labor costs to those segments.  On January 30, 2009, PNM completed the sale of PNM Gas.  See Note 23.

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

Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM and TNMP caution readers not to place undue reliance on these statements.  PNMR’s, PNM’s and TNMP’s business, financial condition, cash flow and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements.  These factors include:

•
Conditions affecting the Company’s ability to access the financial markets or Optim Energy’s access to additional debt financing following the utilization of its existing credit facility, including actions by ratings agencies affecting the Company’s credit ratings,

•	The recession and its consequent extreme disruption in the credit markets,
•	State and federal regulatory and legislative decisions and actions, including the PNM and TNMP electric rate cases filed in 2008, and appeals of prior regulatory proceedings,
•	The performance of generating units, including PVNGS, SJGS, Four Corners, and Optim Energy generating units, and transmission systems,
•
The risk that Optim Energy is unable to identify and implement profitable acquisitions, including development of the Cedar Bayou Generating Station Unit 4, or that PNMR and ECJV will not agree to make additional capital contributions to Optim Energy,

•	The potential unavailability of cash from PNMR’s subsidiaries or Optim Energy due to regulatory, statutory or contractual restrictions,
•
The impacts of the decline in the values of marketable equity securities on the trust funds maintained to provide nuclear decommissioning funding and pension and other postretirement benefits, including the levels of funding and expense,

•	The ability of First Choice to attract and retain customers and collect amounts billed,
•	Changes in ERCOT protocols,
•	Changes in the cost of power acquired by First Choice,
•	Collections experience,
•	Insurance coverage available for claims made in litigation,
•	Fluctuations in interest rates,
•	Weather,
•	Water supply,
•	Changes in fuel costs,
•	The risk that PNM Electric may incur fuel and purchased power costs that exceed the cap allowed under its Emergency FPPAC,
•	Availability of fuel supplies,
•	The effectiveness of risk management and commodity risk transactions,
•	Seasonality and other changes in supply and demand in the market for electric power,
•	Variability of wholesale power prices and natural gas prices,
•	Volatility and liquidity in the wholesale power markets and the natural gas markets,
•	Uncertainty regarding the ongoing validity of government programs for emission allowances,
•	Changes in the competitive environment in the electric industry,
•
The risk that the Company and Optim Energy may have to commit to substantial capital investments and additional operating costs to comply with new environmental control requirements including possible future requirements to address concerns about global climate change,

•
The risks associated with completion of generation, including pollution control equipment at SJGS, and the Optim Energy Cedar Bayou Generating Station Unit 4, transmission, distribution, and other projects, including construction delays and unanticipated cost overruns,

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

ITEM 1A.                      RISK FACTORS

The business and financial results of PNMR, PNM and TNMP are subject to a number of risks and uncertainties, including those set forth below and in MD&A, Note 16 and Note 17.  Optim Energy, which is 50% owned by PNMR, is subject to many of the same risks and uncertainties.

The economic recession and its consequent extreme disruption in the credit markets may impact our growth strategy and ability to raise capital.

There currently exists what has been characterized as a “credit crisis” in the United States.  PNMR and its operating subsidiaries rely on access to both short-term money markets and longer-term capital markets as a source of liquidity for any capital requirements not satisfied by the cash flow from operations, which could include capital requirements for energy infrastructure investments and funding new projects.  If PNMR, its operating subsidiaries, or Optim Energy are not able to access capital at competitive rates, or at all, PNMR’s ability to finance capital requirements, if needed, and its ability to implement its growth strategy will be limited.  Disruptions in the credit markets which could negatively impact our access to capital could be caused by:

•	a further or prolonged economic recession,
•	declines in the health of the banking sector generally, and the failure of specific banks who are parties to our credit facilities,
•	the bankruptcy of an unrelated energy company,
•	increased market prices for electricity and gas,
•	terrorist attacks or threatened attacks on facilities of PNMR’s operating subsidiaries or those of unrelated energy companies, and
•	deterioration in the overall health of the utility industry.

Market disruptions may increase the cost of borrowing or adversely affect our ability to raise capital through the issuance of securities or other borrowing arrangements, which could have a material adverse effect on business, financial position, results of operations and liquidity.

Additionally, the recession may affect the actions of our customers and result in decreased consumption and increased bad debt expense, and could also negatively impact our suppliers, all of which could negatively impact us.

In addition to affecting the capital markets generally, the recession indicates an overall reduction in the level of economic activity.  Decreased economic activity can lead to declines in energy consumption, which could adversely affect future revenues, earnings and growth.  Rises in unemployment rates both inside our service territories and nationwide could result in commercial customers ceasing operations and lower levels of income for our residential customers, causing them to be unable to pay their bills on time, which could impact our cash flows and increase our bad debt expense, which will impact results of operations.  For example, First Choice experienced an increase of $36.7 million in bad debt expense in 2008 compared to 2007. Decreased consumption, late or absence of payments and increases in bad debt expense would all negatively impact our results.

Economic conditions also impact the supply of commodities and materials needed to construct or acquire utility assets or make necessary repairs.  The recession may affect the supply of concrete, copper, steel, and aluminum.  The costs of those items are also affected by economic conditions and could increase significantly over forecasted amounts.

Declines in values of marketable securities held in trust funds for pension and other postretirement benefits and in the NDT could result in sustained increases in costs and funding requirements for those obligations, which may affect our results of operations.

The Company targets 57.5% of its pension trust funds and 70.0% of its trust funds for other postretirement benefits to be invested in marketable equity securities.  There has been a significant decline in the general price levels of marketable equity securities in the second half of 2008 and early 2009. It is likely that increased levels of funding will be required and additional amounts will be recorded as expense. Also, a significant portion of funds held in the NDT are invested in marketable equity securities.  The declines in market values have resulted in the recognition of losses as impairments of the certain securities held in the NDT and further declines in market value could result in additional impairments.

Any failure to meet our debt obligations could harm our business, financial condition and results of operations.

As of February 20, 2009, the Company had consolidated short-term debt outstanding of $472.7 million.  Included in this amount are the TNMP Bridge Facility, which expires on March 30, 2009 and had an outstanding balance of $100.0 million, and the TNMP Facility, which expires May 13, 2009 and had an outstanding balance of $150.0 million.  The TNMP facilities will need to be paid or refinanced at their maturities.  In addition, prior to February 20, 2010, the Company has long-term debt aggregating $36.0 million, consisting of PNM’s 4.0% unsecured PCRBs, which are subject to a mandatory repurchase and remarketing on July 1, 2009.

The Company is exploring financial alternatives to meet these obligations at their maturities and currently believes that internal cash generation, credit arrangements, and access to the public and private capital markets will provide sufficient resources to meet capital requirements and retire or refinance the debt described above at maturity.  To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under current liquidity arrangements.

If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt.  In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in reductions of our credit ratings, which could harm our ability to incur additional indebtedness on acceptable terms and would result in an increase in the interest rates applicable under our credit facilities.  Our cash flow and capital resources may be insufficient to pay interest and principal on our debt in the future.  If that should occur, our capital raising or debt restructuring measures may be unsuccessful or inadequate to meet our scheduled debt service obligations, which could cause us to default on our obligations and further impair our liquidity.

Future reduction in the credit ratings of PNMR or its operating subsidiaries could materially and adversely affect their business, financial position, results of operations and liquidity.

The credit ratings for the debt of PNMR, PNM, and TNMP were downgraded in April and May 2008 and in some instances are below investment grade.  PNMR, PNM and TNMP cannot be sure that any of their current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency.  Any downgrade could result in:

•	increased borrowing costs, which would diminish financial results,
•	required payment of a higher interest rate in future financings and a smaller potential pool of investors and decreased funding sources,
•	required provision of additional support in the form of letters of credit or cash or other collateral to various counterparties, and
•	limited access to or increased costs of access to the commercial paper and other credit markets.

The outcomes of the pending electric rate cases for PNM and TNMP and the appeal of the decision in PNM’s 2007 Electric Rate Case could have a significant impact on the Company’s future financial condition and results of operations.

Critical to PNMR’s success for the foreseeable future is the financial health of its operating subsidiaries. The outcome of PNM’s 2007 Electric Rate Case and the Emergency FPPAC are still under appeal before the New Mexico Supreme Court.  In 2008, each of PNM and TNMP filed electric rate cases. See Note 17 for additional information. Favorable outcomes of these matters are critical to PNM’s and TNMP’s financial health.

PNMR, including Optim Energy, may fail to successfully achieve the anticipated benefits from current or future business development initiatives, joint ventures and acquisitions.

PNMR may from time to time pursue business development and acquisition opportunities.  Although PNMR’s approach would be disciplined and would identify anticipated benefits, potential synergies, cost savings, and growth opportunities prior to entering into business initiatives and prior to the acquisition and integration of acquired companies or assets, PNMR may not be able to achieve these anticipated benefits and actual results may differ materially from anticipated benefits due to, among other things:

•	delays or difficulties in completing the integration of acquired companies or assets,
•	higher than expected costs or a need to allocate resources to manage unexpected operating difficulties,
•	diversion of the attention and resources of its management,
•	reliance on inaccurate assumptions in evaluating the expected benefits of a given business initiative, joint venture or acquisition,
•	inability to retain key employees or key customers of business initiatives, joint ventures or acquired companies, and
•	assumption of liabilities unrecognized in the due diligence process.

In addition, PNMR intends to capitalize on the growth opportunities, principally within the areas of Texas covered by ERCOT through its participation and ownership in Optim Energy.  In particular, it is anticipated that Optim Energy will focus on these anticipated business lines:

•	development, operation and ownership of diverse generation assets; and
•	wholesale marketing and trading to optimize its assets.

There are a number of conditions that must be satisfied in order for Optim Energy to operate successfully.  The parties must agree if cash and/or assets are proposed to be contributed.  Optim Energy must have adequate financing to undertake acquisitions and must also receive certain financing commitments with respect to its proposed ongoing operations. Certain regulatory approvals may be required in connection with the contributions of the members and acquisitions.  Although Optim Energy has been established and has made certain acquisitions, there is no assurance that Optim Energy will be able to identify and implement profitable acquisitions in the future. There can be no assurance that these conditions will be satisfied, and PNMR may not realize the benefits it anticipates from the operation of Optim Energy.

The financial performance of PNMR, PNM and TNMP may be adversely affected if their power plants and transmission and distribution system are not successfully operated. Further, the financial performance of PNMR may be adversely affected if Optim Energy’s power plants are not successfully operated.

The financial performance of PNMR, PNM and TNMP, as well as that of Optim Energy, depends on the successful operation of their generation, transmission and distribution assets.  Unscheduled or longer than expected maintenance outages, other performance problems with the electric generation assets, severe weather conditions, accidents and other catastrophic events, disruptions in the delivery of fuel and other factors could reduce generation capacity and therefore limit the ability to sell power. Diminished generation capacity could also result in PNM’s aggregate net open forward electric sales position, including its retail load requirements, being larger than forecasted generation capacity.  If this were to occur, purchases of electricity in the wholesale market by PNM would be required under contracts priced at the time of execution or, if in the spot market, at the then-current market price.  There can be no assurance that sufficient electricity would be available at reasonable prices, or at all, if such a situation were to occur. Failures of transmission or distribution facilities may also cause interruptions in the services that PNM and TNMP provide.  These potential generation, distribution and transmission problems, and any potentially related service interruptions, could result in lost revenues and additional costs.

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

PNMR and its operating subsidiaries rely on derivatives such as forward contracts, futures contracts, options and swaps to manage certain risks.  They attempt to manage their exposure from these activities through enforcement of established risk limits and risk management procedures.  PNMR and its operating subsidiaries cannot be certain that these strategies will be successful in managing pricing risk, or that they will not result in net liabilities as a result of future volatility in these markets.  To the extent electric capacity generated by wholesale plants is not under contract to be sold, the business, results of operations and financial position of PNMR and its operating subsidiaries will generally be subject to the volatility of wholesale electricity prices.  To the extent these strategies are not successful, they could have a material adverse effect on business, financial position, results of operations and liquidity.

Costs of environmental compliance, liabilities and litigation could exceed estimates by PNMR and its operating subsidiaries and Optim Energy, which could adversely affect their business, financial position, results of operations and liquidity.  In addition, while there is uncertainty about the timing and form of anticipated climate change regulation, the regulation of GHG is expected to have a material impact on operations.

Compliance with federal, state and local environmental laws and regulations may result in increased capital, operating and other costs, including remediation and containment expenses and monitoring obligations.  PNMR, PNM, TNMP and Optim Energy cannot predict how they would be affected if existing environmental laws and regulations were revised, or if new environmental laws and regulations seeking to protect the environment were adopted.  In addition, while there continues to be significant debate regarding the existence and extent of the emission of so-called GHG (particularly CO2) from fossil-fired generation facilities, PNMR and its operating subsidiaries believe that future governmental regulations applicable to their operations will limit GHG. A number of bills have been introduced in the U.S. Congress, and under a number of the bills, it is likely that the incurrence of substantial costs would be required in order to comply, assuming that technology is available.  Material changes in existing environmental laws and regulations, as well as new environmental laws and regulations, including the expected regulation of GHG, will increase financing requirements or otherwise adversely affect the business, financial position, results of operations and liquidity of PNMR, its operating subsidiaries and Optim Energy, unless increased environmental costs are recovered in customer rates or otherwise.  Revised or additional environmental laws and regulations could also result in additional operating restrictions on facilities and increased compliance costs that may not be fully recoverable in rates or otherwise, thereby reducing net income.

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

PNMR may be unable to meet its ongoing and future financial obligations and to pay dividends on its common and convertible preferred stock if its subsidiaries are unable to repay funds to PNMR or if PNMR’s subsidiaries or Optim Energy are unable to pay upstream dividends or distributions to PNMR.

PNMR is a holding company and, as such, PNMR has no operations of its own. PNMR’s ability to meet its financial obligations and to pay dividends on its common and convertible preferred stock at the current rate is primarily dependent on the net income and cash flows of its subsidiaries and Optim Energy and their ability to pay upstream dividends or distributions or, in the case of PNMR’s subsidiaries, to repay funds to PNMR. Prior to providing funds to PNMR, PNMR’s subsidiaries and Optim Energy have financial obligations that must be satisfied, including among others, debt service and, in the case of PNM, preferred stock dividends.

PNM can pay dividends to PNMR from earnings as well as equity contributions made by PNMR.  The NMPRC has placed certain restrictions on the ability of PNM to pay dividends to PNMR, including the restriction that PNM cannot pay dividends that cause its debt rating to fall below investment grade. The NMPRC has also restricted PNM from paying dividends in any year, as determined on a rolling four quarter basis, in excess of net earnings, including carryover amounts, without prior NMPRC approval.  Additionally, PNM has various financial covenants that limit the transfer of assets, through dividends or other means.

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

PNMR, PNM and TNMP are subject to complex government regulation, which may have a negative impact on their business, financial position and results of operations

PNMR, PNM and TNMP are subject to comprehensive regulation by several federal, state and local regulatory agencies, which significantly influences their operating environment and may affect their ability to recover costs from utility customers. In particular, the NMPRC, PUCT, FERC, NRC, EPA, ERCOT, NMED and TCEQ regulate many aspects of their utility operations, including siting and construction of facilities, conditions of service, the issuance of securities, and the rates that the regulated entities can charge customers. PNMR, PNM and TNMP are required to have numerous permits, approvals and certificates from these agencies to operate their business.  The rates that PNM and TNMP are allowed to charge for their retail services significantly influence PNMR’s and those subsidiaries’ business, financial position, results of operations and liquidity.  Due to continuing federal regulatory reforms, the public utility industry continues to undergo change.  Although Optim Energy’s operations are generally not subject to regulation by the utility regulatory agencies, its operations are subject to regulation by other regulators such as environmental authorities.

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

Under the Energy Policy Act of 2005, FERC has issued a number of rules pertaining to preventing undue discrimination in transmission services and electric reliability standards.  PNMR monitors and participates in the FERC and other proceedings involving implementation of the Energy Policy Act, in order to assess the implications of the law and rules on its operations.

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

The operating results of PNMR and its operating subsidiaries and Optim Energy are affected by weather conditions and regional drought and may fluctuate on a seasonal and quarterly basis.

Electric power generation and distribution are generally seasonal businesses with demand for power from PNMR’s and Optim Energy’s electric operations traditionally peaking during the hot summer months. As a result, the operating results of PNMR and its operating subsidiaries and Optim Energy will likely fluctuate substantially on a seasonal basis. In addition, the sale of PNM Gas on January 30, 2009 and the absence of revenues from gas operations for the remainder of the first quarter of 2009 will likely highlight a change in quarterly earnings distribution.

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

The ability of First Choice to attract and retain customers, its ability to collect amounts billed to customers, and its ability to mitigate the fluctuation in costs of energy supply could have a significant adverse effect on PNMR’s business, financial position, results of operations and liquidity.

PNMR is exposed to competition in the unregulated Texas retail electricity market through First Choice, which serves customers at competitive rates.  In order to compete effectively in the Texas retail electricity market, First Choice must be able to attract and retain customers on the basis of cost and service, while managing the cost of its energy supply.  The competitive nature of the Texas market results in significant turnover in the customer base of First Choice.  There is no provision under Texas regulation that requires customers to pay their previous REP before obtaining service from another REP.  This has been exacerbated by the impacts of Hurricane Ike and depressed economic conditions and has resulted in significant increases in the levels of uncollectible accounts and bad debt expense. The ability of First Choice to compete successfully in the Texas market could have a significant effect on PNMR’s business, financial position, results of operations and liquidity.

There are inherent risks in the ownership and operation of nuclear facilities, such as environmental, health, regulatory, and financial risks and the risk of a terrorist attack.

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

The operation of each of the three PVNGS units requires an operating license from the NRC.  The NRC issued full power operating licenses for Unit 1 in June 1985, Unit 2 in April 1986 and Unit 3 in November 1987.  The full power operating licenses are valid for a period of approximately 40 years.  APS, on behalf of the PVNGS participants, applied for renewed operating licenses for each unit on December 15, 2008 for a period of 20 years beyond the expirations of the current licenses.  The NRC is currently reviewing the application.   The PVNGS participants do not anticipate any problems renewing these licenses.  However, as a result of potential terrorist threats and increased public scrutiny of utilities, the licensing process could result in increased licensing or compliance costs that are difficult or impossible to predict.

Impairments of tangible and intangible long-lived assets of PNMR, PNM and TNMP could adversely affect their business, financial position, liquidity and results of operations.

PNMR, PNM and TNMP evaluate their tangible and intangible long-lived assets, including goodwill and non-amortizing intangible assets, for impairment periodically or whenever indicators of impairment exist, pursuant to SFAS 142 and SFAS 144. The market capitalization of PNMR’s common stock was significantly below book value during 2008, which is an indicator that intangible assets may be impaired. Other potential impairment indicators could include changing customer purchase commitments and market share; fluctuating market and commodity prices resulting from weather patterns; changing fuel costs; increased environmental regulation; industry deregulation and other economic and market conditions and trends. In addition, changes in the ERCOT market in which First Choice operates significantly impacted its results of operations.  Also, Optim Energy made a strategic decision not to pursue the Twin Oaks expansion and wrote off its development rights as an impairment.  After tax impairment losses for

PNMR, its consolidated subsidiaries, and PNMR’s share of Optim Energy totaled $212.1 million for the year ended December 31, 2008.

If further indicators of impairment become evident, further analysis could result in further charges.  In addition, the impairment analysis already performed was based on operating results expected to occur in the future.  If the anticipated future results are not achieved, we may be required to perform additional assessments that could result in further impairment charges.  Significant impairments adversely affect business, financial position, liquidity and results of operations.

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

Under the New Mexico Public Utility Act, NMPRC approval is required for certain transactions that may result in PNMR’s change in control or exercise of control.  Certain acquisitions of PNMR’s outstanding voting securities would also require FERC approval.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

PNMR

The significant properties owned by PNMR include those owned by PNM and TNMP and are disclosed below.   A subsidiary of PNMR owns 2.3% of PVNGS Unit 2 that is leased to PNM.

PNM

Electric

PNM’s owned and leased capacity in electric generating stations in commercial service as of December 31, 2008 is:

			Total Net
			Generation
			Capacity
Type	Name	Location	(MW)

Coal	SJGS (a)	Waterflow, New Mexico	765
Coal	Four Corners (b)	Fruitland, New Mexico	195
Gas/Oil	Reeves Station	Albuquerque, New Mexico	154
Gas/Oil	Las Vegas (c)	Las Vegas, New Mexico	20
Gas/Oil	Afton (combined cycle) (d)	La Mesa, New Mexico	235
Gas	Lordsburg (e)	Lordsburg, New Mexico	72
Nuclear	PVNGS (f)	Wintersburg, Arizona	402
Gas/Oil	Delta (g)	Albuquerque, New Mexico	132
Gas/Oil	Luna (combined cycle) (h)	Deming, New Mexico	190
Gas	Valencia (i)	Belen, New Mexico	148
			2,313

(a)	SJGS Units 1, 2 and 3 are 50% owned by PNM; SJGS Unit 4 is 38.5% owned by PNM.
(b)
Four Corners Units 4 and 5 are 13% owned by PNM.  Units 4 and 5 at Four Corners are jointly owned with SCE, APS, SRP, Tucson and EPE and are operated by APS.  PNM has no ownership interest in Four Corners Units 1, 2 or 3.

(c)	PNM will seek NMPRC approval for the June 1, 2012 abandonment of the Las Vegas Generating Station.
(d)
In 2007, PNM completed the conversion of Afton to a combined cycle plant, with 50% of Afton's capacity designated to serve TNMP's New Mexico customers, which were transferred to PNM effective January 1, 2007, and the other 50% designated to serve PNM's remaining regulated customers.

(e)
PNM’s Lordsburg plant was built to serve wholesale customers and other sales rather than New Mexico retail customers and therefore, is not currently included in the retail rates.  PNM is proposing to include this resource in rates charged to New Mexico retail customers beginning with the 2008 Electric Rate Case.  See Note 17.

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
(h)
PNM owns 33.3% of Luna.  Currently, Luna is not included in retail rates.  Luna’s power is being sold into the wholesale market.  PNM has proposed to include this resource in rates charged to New Mexico retail customers beginning with the 2008 Electric Rate Case.  See Note 17.

(i)
PNM has a PPA that entitles it to the entire output of Valencia.  Currently, Valencia is not included in retail rates.  Valencia’s power is being sold into the wholesale market.  PNM has proposed to include this resource in rates charged to New Mexico retail customers through the

Emergency FPPAC and the 2008 Electric Rate Case.  Valencia is a variable interest entity and is consolidated by PNM as required by FIN 46R.  Therefore, Valencia is reflected in the above table as if it were owned.  See Sources of Power above and Note 9 and Note 17.

Fossil-Fueled Plants

SJGS is located in northwestern New Mexico, and consists of four units operated by PNM. Units 1, 2, 3 and 4 at SJGS have net rated capacities of 328 MW, 316 MW, 496 MW and 506 MW.  SJGS Units 1 and 2 are owned on a 50% shared basis with Tucson.  SJGS Unit 3 is owned 50% by PNM, 41.8% by SCPPA and 8.2% by Tri-State.  SJGS Unit 4 is owned 38.457% by PNM, 28.8% by M-S-R Public Power Agency, 10.04% by the City of Anaheim, California, 8.475% by the City of Farmington, New Mexico, 7.2% by the County of Los Alamos, New Mexico and 7.028% by UAMPS.

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

The power from Reeves, Lordsburg, Delta, and Valencia is used primarily for peaking and transmission support.  See Item 1. Business. – Sources of Power.

Nuclear Plant

PNM is participating in the three units of PVNGS, also known as the Arizona Nuclear Power Project, with APS (the operating agent), Salt River Project, EPE, SCE, SCPPA and the Department of Water and Power of the City of Los Angeles.    See Note 16 in the Notes to Consolidated Financial Statements for information on other PVNGS matters.

Transmission and Distribution

As of December 31, 2008, PNM owned, jointly owned or leased, 3,165 circuit miles of electric transmission lines, 6,037 miles of distribution overhead lines, 5,353 cable miles of underground distribution lines (excluding street lighting) and 271 substations.

Gas

As of December 31, 2008, the natural gas properties consisted primarily of natural gas transmission and distribution systems.  Provisions for underground storage by PNM Gas were on a fee for service basis.  The transmission systems consisted of 1,471 miles of pipe and compression facilities.  The distribution systems consisted of 13,061 miles of pipe.  On January 30, 2009, PNM completed the sale of all of its gas facilities.

Other Information

PNM’s electric transmission and distribution lines are generally located within easements and rights-of-way on public, private and Native American lands.  PNM leases interests in PVNGS Units 1 and 2 and related property, Delta, EIP and associated equipment, data processing, communication, office and other equipment, office space, vehicles and real estate.  PNM also owns and leases service and office facilities in Albuquerque and in other areas throughout its service territory.  See Note 7 and Note 16.

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

As of December 31, 2008, TNMP owned 958 circuit miles of overhead electric transmission lines, 7,104 pole miles of overhead distribution lines, 1,685 circuit miles of underground distribution lines, and 103 substations.

ITEM 3.	LEGAL PROCEEDINGS

See Note 16 and Note 17 for information related to the following matters for PNMR, PNM and TNMP, incorporated in this item by reference.

•	Citizen Suit Under the Clean Air Act
•	Navajo Nation Environmental Issues
•	Four Corners Federal Implementation Plan Litigation
•	Santa Fe Generating Station
•	Gila River Indian Reservation Super Fund Site
•	PVNGS Water Supply Litigation
•	San Juan River Adjudication
•	Western United States Wholesale Power Market
•	PNM – 2007 Electric Rate Case
•	PNM – Emergency FPPAC
•	TNMP Competitive Transition Charge True-Up Proceeding

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

SUPPLEMENTAL ITEM - EXECUTIVE OFFICERS OF PNM RESOURCES, INC.

All officers are elected annually by the Board of PNMR.  Executive officers, their ages as of February 20, 2009 and offices held with PNMR for the past five years, or other companies if less than five years with PNMR, are as follows:

Name	Age	Office	Initial Effective Date

J. E. Sterba	53	Chairman and Chief Executive Officer	August 2008
		Chairman, President and Chief Executive Officer	August 2001

P. K. Collawn	50	President and Chief Operating Officer	August 2008
		President, Utilities	June 2007
		President and CEO - Public Service Company of	October 2005
Colorado, Xcel Energy
		President, Customer and Field Operations, Xcel Energy	July 2003

C. N. Eldred	55	Executive Vice President and Chief
		Financial Officer	July 2007
		Senior Vice President and Chief Financial Officer	January 2006
Vice President and Chief Financial Officer,
		Omaha Public Power District	November 1999

A. A. Cobb	61	Senior Vice President and Chief Administrative Officer	June 2005
Senior Vice President, Peoples Services and
		Development	December 2001

P. T. Ortiz	59	Senior Vice President, General Counsel and Secretary	September 2007
		Senior Vice President and General Counsel	June 2005
		Senior Vice President, General Counsel and Secretary	December 2001

E. J. Ferland	42	Senior Vice President, Utility Operations	May 2007
		Vice President of Global Nuclear Field Services	September 2006
		Westinghouse
		President and CEO, Louisiana Energy Services	October 2003

T. G. Sategna	55	Vice President and Corporate Controller	October 2003

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PNMR’s common stock is traded on the New York Stock Exchange (Symbol: PNM).  Ranges of sales prices of PNMR’s common stock, reported as composite transactions, and dividends declared on the common stock for 2008 and 2007, by quarters, are as follows:

Quarter Ended	Range of Sales Prices		Dividends
	High	Low	Per Share
2008
March 31	$ 21.69	$ 8.95	$ 0.230
June 30	$ 15.52	$ 11.32	$ 0.125
September 30	$ 13.06	$ 9.88	$ 0.125
December 31	$ 10.95	$ 7.56	$ 0.125
Fiscal Year	$ 21.69	$ 7.56	$ 0.605

2007
March 31	$ 32.70	$ 29.32	$ 0.230
June 30	$ 34.28	$ 26.50	$ 0.230
September 30	$ 28.71	$ 21.05	$ 0.230
December 31	$ 25.21	$ 21.41	$ 0.230
Fiscal Year	$ 34.28	$ 21.05	$ 0.920

Dividends on PNMR’s common stock are declared by its Board.  The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board.  This has historically resulted in dividends considered to be attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year.  The Board declared dividends on common stock considered to be for the second quarter of $0.23 per share in July 2007 and $0.125 per share in August 2008, which are reflected as being in the second quarter above.  The Board declared dividends on common stock considered to be for the third quarter of $0.23 per share in September 2007 and $0.125 per share in September 2008, which are reflected as being in the third quarter above.  The dividend of $0.125 per share common stock declared by the Board on August 11, 2008 represents a reduction of 46 percent from the previous quarter. PNMR’s indicated annual dividend rate is $0.50 per share. The Board took this action to improve the Company’s liquidity and set a new foundation for long-term value creation.  The reduction also better aligns PNMR’s dividend yield with industry averages.   On December 9, 2008 and February 17, 2009, the Board declared quarterly dividends of $0.125 per share.  PNMR targets a payout ratio of 50% to 60% of consolidated earnings. Beginning with the dividend declared on December 9, 2008, the Series A convertible preferred stock is entitled to receive dividends equivalent to any dividends paid on PNMR common stock as if the preferred stock had been converted into common stock.

On February 20, 2009, there were 12,945 holders of record of PNMR’s common stock.

See Note 5 for a discussion on limitations on the payments of dividends and the payment of future dividends, as well as dividends paid by PNM and TNMP.

See Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Cumulative Preferred Stock

PNMR and PNM are not aware of any active trading market for their preferred stock.  Quarterly cash dividends were paid on PNM’s outstanding cumulative preferred stock at the stated rates during 2008 and 2007.  Holders of PNMR’s convertible preferred stock, which was issued in November 2008, receive dividend payments that are equivalent to the dividends that would have been received on the number of shares of common stock into which the preferred stock was convertible.  TNMP does not have any cumulative preferred stock outstanding.

Sales of Unregistered Securities

None other than as previously reported on Form 8-K.

ITEM 6.                      SELECTED FINANCIAL DATA

The selected financial data and comparative operating statistics for PNMR should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operation.  All references to numbers of shares outstanding and per share amounts have been restated to reflect the 3-for-2 stock split that occurred on June 11, 2004.  PNMR results include TNP results, which are included from the date of acquisition on June 6, 2005.  PNMR results also include results for the Twin Oaks business from the date of acquisition on April 18, 2006 through May 31, 2007, when it was contributed to Optim Energy.  On January 30, 2009, PNM completed the sale of its gas operations, which are considered discontinued operations and excluded from continuing operations information in the table below.
PNM RESOURCES, INC. AND SUBSIDIARIES

	2008		2007	2006	2005	2004

Total Operating Revenues from Continuing Operations	$1,959,522		$1,914,029	$1,963,360	$1,566,110	$1,113,871
Earnings (Loss) from Continuing Operations	$(305,272)		$59,358	$107,960	$51,133	$68,908
Net Earnings (Loss)	$(270,644)		$74,874	$120,818	$65,931	$86,390
Earnings (Loss) from Continuing Operations per Common Share
Basic	$(3.66)		$0.77	$1.55	$0.78	$1.14
Diluted	$(3.66)		$0.76	$1.53	$0.76	$1.12
Net Earnings (Loss) per Common Share
Basic	$(3.24)		$0.98	$1.73	$1.00	$1.43
Diluted	$(3.24)		$0.96	$1.71	$0.98	$1.41
Cash Flow Data
Net cash flows from operating activities	$88,097		$222,533	$244,424	$210,108	$235,142
Net cash flows from investing activities	$(320,715)		$(73,531)	$(799,575)	$(154,300)	$(143,838)
Net cash flows from financing activities	$355,471		$(254,630)	$610,371	$(4,804)	$(86,803)
Total Assets	$6,147,982		$5,872,136	$6,230,834	$5,124,709	$3,487,635
Long-Term Debt, including current installments	$1,584,705		$1,681,078	$1,769,205	$1,746,395	$987,823
Common Stock Data
Market price per common share at year end	$10.08		$21.45	$31.10	$24.49	$25.29
Book value per common share at year end	$19.13		$22.03	$22.24	$18.89	$18.42
Tangible book value per share at year end	$15.31		$14.59	$14.44	$10.49	$18.42
Average number of common shares outstanding	83,468		76,719	69,829	65,928	60,414
Dividends declared per common share	$0.605		$0.920	$0.880	$0.785	$0.665
Return on average common equity	(16.0	) %	4.4%	8.0%	5.5%	7.8%
Capitalization
Common stockholders’ equity	49.3%		50.0%	49.0%	42.5%	52.7%
Convertible preferred stock	3.0		-	-	-	-
Preferred stock of subsidiary, without mandatory redemption requirements	0.3		0.3	0.3	0.4	0.6
Long-term debt	47.4		49.7	50.7	57.1	46.7
	100.0%		100.0%	100.0%	100.0%	100.0%

Note – The book value per common share at year end, tangible book value per share at year end, average number of common shares outstanding, and return on average common equity reflect  the Series A convertible preferred stock as if it was converted into common stock at the date of its  issuance on November 17, 2008.

PNM RESOURCES, INC. AND SUBSIDIARIES
COMPARATIVE OPERATING STATISTICS

	2008	2007	2006	2005	2004
		(In thousands)
PNM Electric Revenues
Residential	$296,121	$265,418	$222,099	$216,890	$206,950
Commercial	326,303	294,656	257,661	254,480	251,092
Industrial	100,665	99,970	62,515	61,146	61,905
Transmission	26,029	26,015	20,093	21,509	18,327
Wholesale long-term contracts	166,465	148,375	149,707	148,375	158,085
Wholesale short-term sales	300,573	279,854	373,608	442,406	396,548
Other	26,786	22,686	29,781	19,951	20,138
Total PNM Electric Revenues	$1,242,942	$1,136,974	$1,115,464	$1,164,757	$1,113,045
TNMP Electric Revenues
Residential	$71,673	$69,488	$89,378	$57,145	$-
Commercial	72,786	70,146	88,767	51,670	-
Industrial	13,849	7,876	40,501	25,189	-
Other	31,974	32,911	38,344	20,346	-
Total TNMP Revenues	$190,282	$180,421	$256,990	$154,350	$-
PNM Gas Revenues
Residential	$342,509	$338,548	$328,690	$311,043	$292,163
Commercial	103,926	102,252	102,877	98,929	92,128
Industrial	3,851	2,674	4,749	3,375	2,889
Transportation	16,203	15,124	14,420	13,813	15,274
Other	40,464	49,948	58,093	84,282	88,467
Total PNM Gas Revenues	$506,953	$508,546	$508,829	$511,442	$490,921
Altura Wholesale Revenues
Long-term contracts	$-	$65,395	$125,131	$-	$-
First Choice Revenues
Residential	$407,350	$390,329	$345,961	$198,218	$-
Mass-market	52,700	60,955	81,917	53,111	-
Mid-market	149,315	141,587	129,171	46,584	-
Trading gains (losses)	(49,931)	(3,553)	9,322	5,970	-
Other	22,790	11,377	18,528	12,447	-
Total First Choice Revenues	$582,224	$600,695	$584,899	$316,330	$-

Notes:
TNMP and First Choice are reported from the date of acquisition, June 6, 2005.
Altura Wholesale includes Twin Oaks from the date of acquisition, April 18, 2006 through May 31, 2007 when Altura was contributed to Optim Energy.
Effective January 1, 2007, TNMP’s New Mexico operations were transferred to PNM Electric.

PNM RESOURCES, INC. AND SUBSIDIARIES
COMPARATIVE OPERATING STATISTICS

	2008	2007	2006	2005	2004

PNM Electric MWh Sales
Residential	3,221,894	3,208,593	2,764,299	2,652,475	2,509,449
Commercial	4,028,696	4,005,208	3,635,423	3,526,133	3,450,503
Industrial	1,657,580	1,920,086	1,327,287	1,277,156	1,283,769
Wholesale long-term contracts	2,721,018	2,697,249	2,647,667	2,516,907	2,943,372
Wholesale short-term sales	3,497,705	5,321,753	6,517,641	7,540,950	8,424,712
Other	281,093	265,989	258,293	256,201	253,393
Total PNM Electric MWh Sales	15,407,986	17,418,878	17,150,610	17,769,822	18,865,198
TNMP Electric MWh Sales
Residential	2,533,025	2,520,605	2,734,385	1,839,741	-
Commercial	2,206,155	2,195,962	2,579,854	1,399,864	-
Industrial	2,094,789	1,927,934	2,157,507	1,263,452	-
Other	107,524	100,581	121,227	72,262	-
Total TNMP MWh Sales	6,941,493	6,745,082	7,592,973	4,575,319	-
PNM Gas Throughput - Decatherms
(In thousands):
Residential	31,981	29,468	27,556	28,119	30,618
Commercial	11,302	10,656	10,409	10,554	11,639
Industrial	417	313	581	369	413
Transportation	37,073	40,299	39,202	37,013	43,208
Other	3,108	5,357	6,450	9,780	13,871
Total PNM Gas Throughput	83,881	86,093	84,198	85,835	99,749
Altura Wholesale MWh Sales
Long-term contracts	-	915,883	1,683,707	-	-
First Choice MWh Sales
Residential	2,547,490	2,796,864	2,481,557	1,591,006	-
Mass-market	278,304	371,825	549,143	400,840	-
Mid-market	1,176,840	1,197,329	1,159,160	478,531	-
Other	16,256	21,075	20,921	29,780	-
Total First Choice MWh Sales	4,018,890	4,387,093	4,210,781	2,500,157	-

Notes:
TNMP and First Choice are reported from the date of acquisition, June 6, 2005.
Altura Wholesale includes Twin Oaks from the date of acquisition, April 18, 2006 through May 31, 2007 when Altura was contributed to Optim Energy.
Effective January 1, 2007, TNMP’s New Mexico operations were transferred to PNM Electric.

Under TECA, customers of TNMP Electric in Texas can choose First Choice or any other REP to provide energy.  However, TNMP Electric delivers energy to customers within its service area regardless of the REP chosen.  Therefore, TNMP Electric earns revenue for energy delivery and First Choice earns revenue on the usage of that energy by its customers.  The MWh reported above for TNMP Electric and First Choice include 1,563,260, 2,018,110, and 2,332,098 MWh used by customers of TNMP Electric in 2008, 2007, and 2006, who have chosen First Choice as their REP.

PNM RESOURCES, INC. AND SUBSIDIARIES
COMPARATIVE OPERATING STATISTICS

	2008	2007	2006	2005	2004
PNM Electric Customers
Residential	442,647	438,990	388,775	378,116	367,491
Commercial	53,059	52,780	45,678	44,721	43,425
Industrial	284	276	279	281	290
Wholesale long-term and short-term	55	54	75	76	68
Other	991	1,023	829	838	818
Total PNM Electric Customers	497,036	493,123	435,636	424,032	412,092
TNMP Electric Customers
Residential	189,961	184,304	224,424	222,819	-
Commercial	38,733	39,979	47,566	44,119	-
Industrial	74	76	78	125	-
Other	2,122	2,104	2,224	2,244	-
Total TNMP Customers	230,890	226,463	274,292	269,307	-
PNM Gas Customers
Residential	461,285	457,964	451,518	440,624	430,578
Commercial	35,556	35,805	36,045	35,136	34,993
Industrial	43	45	45	42	47
Transportation	-	-	26	26	23
Other	2,218	2,483	1,995	2,654	2,931
Total PNM Gas Customers	499,102	496,297	489,629	478,482	468,572
Altura Wholesale Customers
Long-term	-	1	1	-	-
First Choice Customers
Residential	195,949	213,630	206,393	178,150	-
Mass-market	11,524	17,536	21,858	24,364	-
Mid-market	19,827	15,386	16,051	6,475	-
Other	10,131	11,817	9,427	10,539	-
Total First Choice Customers	237,431	258,369	253,729	219,528	-
PNMR Generation Statistics
Reliable Net Capability - MW	2,713	2,206	1,934	1,744	1,729
Coincidental Peak Demand - MW	1,901	1,933	1,855	1,779	1,655
Average Fuel Cost per Million BTU	$2.404	$1.7539	$1.7143	$1.4711	$1.3751
BTU per KWh of Net Generation	10,269	10,850	10,641	10,706	10,442
Notes:
TNMP and First Choice are reported from the date of acquisition, June 6, 2005.
Altura Wholesale includes Twin Oaks from the date of acquisition, April 18, 2006 through May 31, 2007 when Altura was contributed to Optim Energy.
Effective January 1, 2007, TNMP’s New Mexico operations were transferred to PNM Electric.

The customers reported above for TNMP Electric and First Choice include 92,792, 127,328, and 147,094 customers of TNMP Electric at December 31, 2008, 2007, and 2006, who have chosen First Choice as their REP.  These TNMP Electric customers are also included in the First Choice customers.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations for PNMR is presented on a combined basis, including certain information applicable to PNM and TNMP.  The MD&A for PNM and TNMP only includes a narrative analysis of results of operations as permitted by Form 10-K General Instruction I (2).  Certain of the tables below may not appear visually accurate due to rounding.

MD&A FOR PNMR

BUSINESS AND STRATEGY

Overview

The overall strategy of PNMR is to “Build America’s Best Merchant Utility” through concentrated effort on its core regulated and unregulated electric businesses.  PNM sold its gas operations on January 30, 2009 and is now positioned to focus on its regulated electric business.  The growth of the unregulated electric business is expected from the further development of Optim Energy and from First Choice.

The focus on the electric businesses also includes environmental sustainability efforts.  These efforts are comprised of various components including environmental upgrades, energy efficiency leadership, solar generating site and technology feasibility, expansion of the renewable energy portfolio of generation resources, and climate change leadership.

Another initiative of PNMR is the separation of its merchant operations from PNM Electric, which is being accomplished in several steps.  In June 2008, PNMR completed the sale of certain wholesale power, natural gas and transmission contracts as an initial step in separating its merchant plant activities from PNM.  In addition, Luna and Lordsburg are required to be separated by January 1, 2010 under an existing NMPRC regulatory order.  PNM is proposing to the NMPRC that these units be included in retail rates beginning with PNM’s 2008 Electric Rate Case.  See Note 17.  PVNGS Unit 3, which is not subject to the separation order, may remain in PNM.  In April 2008, PNM entered into three separate contracts for the sale of capacity and energy related to its entire ownership interest in PVNGS Unit 3, which is 135 MW.  Under two of the contracts, PNM sells 90 MW of firm capacity and energy.  Under the remaining contract, PNM sells 45 MW of unit contingent capacity and energy.  The term of the contracts is May 1, 2008 through December 31, 2010.  Under the two firm contracts, the two buyers made prepayments of $40.6 million and $30.0 million.  The prepayments have been recorded as deferred revenue and are being amortized over the life of the contracts.

Critical to PNMR’s success for the foreseeable future is the financial health of PNM, PNMR’s largest subsidiary.  As discussed in Note 17, on April 24, 2008, the NMPRC issued a final order in PNM’s 2007 Electric Rate Case resulting in a revenue increase of $34.4 million and new rates reflecting the increase were effective for bills rendered on and after May 1, 2008.  In its final order, the NMPRC disallowed recovery of costs associated with PNM’s RECs that were being deferred as regulatory assets and to cap the recovery of coal mine decommissioning costs at $100 million. PNM recorded pre-tax write-offs in the first quarter of 2008 of $19.6 million related to the coal mine decommissioning and $10.6 million for REC costs deferred through March 31, 2008.  PNM has appealed the NMPRC treatment of coal mine decommissioning and the RECs to the New Mexico Supreme Court.  The Company is unable to predict the outcome of this matter.  As a result of PNM’s filing of the Emergency FPPAC described below, the NMPRC did not address the merits of the FPPAC proposed in PNM’s 2007 Electric Rate Case.

On March 20, 2008, PNM, together with the IBEW, filed a joint motion to implement an Emergency FPPAC. The motion requested immediate authority to implement an Emergency FPPAC for a period of 24 months or until the effective date of new rates in PNM’s next rate case, whichever is earlier.  On May 22, 2008, the NMPRC issued a final order that approved the Emergency FPPAC with certain modifications relating to power plant performance and the treatment of revenue from SO2 allowances.  The Emergency FPPAC permits PNM to recover its actual fuel and purchased power costs up to $0.024972 per KWh, which is an increase of $0.008979 per KWh above the fuel costs included in base rates. PNM is unable to predict if actual fuel and purchased power costs, which have averaged  $0.023710 since the Emergency FPPAC was implemented through December 31, 2008, will exceed the cap during the period the Emergency FPPAC is in effect.  PNM implemented the Emergency FPPAC, as modified, on June 2, 2008.  The Albuquerque Bernalillo County Water Utility Authority and the New Mexico Industrial Energy Consumers Inc. filed notices of appeal to the New Mexico Supreme Court, which seek to have vacated the NMPRC order approving the Emergency FPPAC. The appeals have been consolidated and PNM has been granted party status.  PNM is unable to predict the final outcome of these appeals.

On September 22, 2008, PNM filed its 2008 Electric Rate Case requesting the NMPRC to approve an increase in electric service rates to all PNM retail customers except those formerly served by TNMP. The proposed rates are designed to increase annual operating revenue by $123.3 million, based on a March 31, 2008 ending test period and calculating base fuel costs using a projection of costs for the 12 months ending March 31, 2009. PNM has also proposed a FPPAC adjustment clause in the general form authorized by the NMPRC, but with PNM retaining 25% of off-system sales revenue and crediting 75% against fuel and purchased power costs.  As discussed in Note 17, the rate case requests that rates allow PNM to recover costs related to the Valencia PPA and its ownership in Luna and Lordsburg.  In addition, PNM requests approval for the acquisition and recovery of cost for a portion of PVNGS Unit 2 that is currently leased from another subsidiary of PNMR.  The NMPRC ordered that PNM‘s proposed rates be suspended for a period of nine months from October 22, 2008. Hearings on the rate request are scheduled to begin on March 30, 2009.  PNM is unable to predict the final outcome of this matter.

On August 29, 2008, TNMP filed with the PUCT for an $8.7 million increase in revenues.  In its request, TNMP also asked for permission to implement a catastrophe reserve fund similar to those approved for other transmission and distribution companies in Texas. Catastrophe funds help pay for a utility system’s recovery from natural disasters and acts of terrorism.  Once the rate case is finalized by the PUCT, TNMP may update its transmission rates annually to reflect changes in its invested capital.  On October 10, 2008, the PUCT issued a preliminary order permitting TNMP to file supplemental testimony on costs caused by Hurricane Ike. These costs may be included in rates or captured as a regulatory asset for review and approval in a subsequent proceeding.  TNMP’s rate case is currently being held in abatement, pending the final determination of the costs related to Hurricane Ike and anticipated debt financing costs to be included in rates charged to customers.  TNMP is unable to predict the outcome of this matter.

As a REP, First Choice operates in the highly competitive Texas retail market.  During 2008, the Texas market experienced extreme price volatility and transmission congestion.  This caused First Choice to incur losses in its speculative trading portfolio and led to termination of speculative activities.  These anomalies also negatively impacted the margins realized from end use customers.  These conditions were exacerbated by the impacts of Hurricane Ike and depressed economic conditions resulting in very high levels of customer turnover and levels of uncollectible accounts significantly higher than historical experience.  These factors also contributed to impairments of the goodwill and other intangible assets of First Choice.

Hurricane Ike, which struck the Texas Gulf Coast on September 13, 2008, caused extensive damage to the City of Galveston and the surrounding communities.  Storm-related outages lowered TNMP sales volumes, decreasing revenues, margins, and earnings. In addition, TNMP estimates power restoration costs to be in the range of $18 million to $19 million. As a provider of regulated transmission and distribution services under the provisions of TECA, TNMP expects to recover prudently incurred storm-related restoration costs in accordance with applicable regulatory and legal principles. First Choice was negatively impacted due to reduced sales volumes and the sale of excess power at prices that were lower than purchased prices. The storm only caused minor damage to Optim Energy’s facilities, but Optim Energy was impacted because of lost power sales opportunities and depressed market prices.

The recent and unprecedented disruption in the credit markets has had a significant adverse impact on numerous financial institutions. As discussed in Note 6, several of the financial institutions that the Company deals with have been impacted. However, at this point in time, the Company’s existing liquidity instruments have not been materially impacted by the credit environment and management does not expect that it will be materially impacted in the near future. We will continue to closely monitor our liquidity and the credit markets.  In addition, there has been a significant decline in the level of prices of marketable equity securities, including those held in trusts maintained for future payments of benefits under pension and retiree medical plans.  The stock market decline will likely result in increased levels of funding and expense applicable to these trusts.

In the last half of 2008 and early 2009, global economic conditions deteriorated dramatically, encompassing the U.S. residential housing market, and global and domestic equity and credit markets.  The tightening of the credit markets coupled with extreme volatility in commodity markets has had a direct, negative impact on several of First Choice’s competitors in the ERCOT retail market.

Optim Energy

PNMR’s strategy for unregulated operations is focused on one of the nation’s growing power markets.  PNMR intends to capitalize on the growth opportunities through its participation and ownership in Optim Energy.  Optim Energy’s anticipated business lines will consist of:

•	Development, operation and ownership of diverse generation assets
•	Wholesale marketing and trading to optimize its assets

Business Improvement Plan

In 2007, the Company began a business improvement process that included a comprehensive cost structure analysis of its operations and a benchmarking analysis to similar-sized utilities.  During 2007 and 2008, the Company implemented a series of initiatives designed to manage future operational costs, maintain financial strength and strengthen its regulated utilities.   The multi-phase process includes a business improvement plan to streamline internal processes and reduce operating costs.  The utility-related process enhancements are designed to improve business functions.  For the years ended December 31, 2008 and 2007, the Company recorded pre-tax expense of $10.9 million and $12.6 million for costs of the business improvement plan, primarily severance-related and consulting costs.  As additional phases of the business improvement plan are developed, the associated costs will be analyzed and recorded as specified by GAAP.

RESULTS OF OPERATIONS – PNMR

Executive Summary

A summary of PNMR’s net earnings is as follows:

	Year Ended December 31,			Change
	2008	2007	2006	2008/2007	2007/2006
		(In millions, except per share amounts)

Earnings (loss) from continuing operations	$(305.3)	$59.4	$108.0	$(364.6)	$(48.6)
Earnings from discontinued operations, net of income taxes	34.6	15.5	12.9	19.1	2.7
Net earnings (loss)	$(270.6)	$74.9	$120.8	$(345.5)	$(45.9)
Average common and common equivalent shares	83.5	77.9	70.6	5.6	7.3
Earnings (loss) from continuing operations per diluted share	$(3.66)	$0.76	$1.53	$(4.42)	$(0.77)
Net earnings (loss) per diluted share	$(3.24)	$0.96	$1.71	$(4.20)	$(0.75)

The components of the changes in earnings (loss) from continuing operations by segment are:

	Change
	2008/2007	2007/2006
	(In millions)
PNM Electric	$(89.9)	$(34.7)
TNMP Electric	(27.2)	2.7
Altura	(5.2)	(18.7)
First Choice	(204.8)	(12.8)
Corporate and Other	(15.1)	10.3
Optim Energy	(22.5)	4.6
Net change	$(364.6)	$(48.6)

Results of operations were negatively impacted by several major factors during 2008.  Impairments of goodwill and other intangible assets were recorded at PNM, TNMP, and First Choice, as well as at Optim Energy.  After-tax impairment losses reduced net earnings by $212.1 million.  PNM Electric recorded regulatory disallowances of $18.3 million after-tax resulting from its 2007 Electric Rate Case.  General declines in the stock market negatively impacted the values of investments in the NDT resulting in an after-tax decrease in earnings of $16.2 million in 2008 compared to 2007.  As a result of anomalies in the Texas energy market, First Choice experienced after-tax losses in its speculative trading operations, which were terminated in 2008, that were $29.8 million greater in 2008 than 2007.  In addition, economic conditions resulted in high default rates and uncollectible accounts at First Choice resulting in First Choice bad debt expense being $23.6 million greater after-tax in 2008 than in 2007.  Optim Energy wrote-off its inventory of emissions allowances related to CAIR as a result of that program being invalidated.  PNMR's share of the after-tax loss was $9.6 million.

Income tax expense or benefit for 2008 was significantly impacted by the impairments of goodwill since the expense recorded for the impairments is not deductible for income tax purposes.  The consolidated effective income tax rates for 2008 were 22.97% for PNMR, 13.11% for PNM, and 476.65% for TNMP.  Excluding the losses due to goodwill impairment, the effective income tax rates would have been 41.05% for PNMR, 39.55% for PNM, and 30.25% for TNMP.

The increase in the number of common and common equivalent shares is primarily due to new issuances of PNMR common stock in 2006 and in connection with securities issued in connection with the equity-linked units in 2008. See Note 6.

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

PNM Electric

The table below summarizes operating results for PNM Electric:

	Year Ended December 31,			Change
	2008	2007	2006	2008/2007	2007/2006
	(In millions)

Total revenues	$1,242.9	$1,137.0	$1,115.5	$106.0	$21.5
Cost of energy	698.1	638.7	607.0	59.4	31.7
Gross margin	544.9	498.3	508.4	46.6	(10.1)
Operating expenses	465.7	381.1	331.1	84.6	50.0
Depreciation and amortization	85.7	83.2	78.0	2.5	5.2
Operating income (loss)	(6.5)	34.0	99.3	(40.5)	(65.3)
Other income (deductions)	(0.1)	53.3	37.4	(53.4)	15.9
Net interest charges	(69.9)	(52.7)	(47.1)	(17.2)	(5.6)
Earnings (loss) before income taxes	(76.5)	34.6	89.7	(111.1)	(55.1)
Income taxes (benefit)	(10.0)	11.2	31.6	(21.2)	(20.4)
Preferred stock dividend requirements	0.5	0.5	0.5	-	-
Segment earnings (loss)	$(67.0)	$22.9	$57.6	$(89.9)	$(34.7)

The table below summarizes the significant changes to total revenues, cost of energy, and gross margin:

	2008/2007 Change			2007/2006 Change
	Total	Cost of	Gross	Total	Cost of	Gross
	Revenues	Energy	Margin	Revenues	Energy	Margin
	(In millions)

Regulated fuel costs and rate recovery	$102.9	$65.6	$37.3	$5.2	$9.4	$(4.2)
Sales of SO2 credits	(17.2)	-	(17.2)	5.2	-	5.2
Unregulated margins	(81.1)	(89.2)	8.1	9.2	33.5	(24.3)
Gain on sale of merchant portfolio	5.1	-	5.1	-	-	-
Net unrealized economic hedges	96.2	93.4	2.8	(46.6)	(37.8)	(8.8)
Consolidation of Valencia PPA	-	(10.4)	10.4	-	-	-
Transfer of assets from TNMP	-	-	-	48.5	26.5	22.0
Other	0.1	-	0.1	-	0.1	-
Total increase (decrease)	$106.0	$59.4	$46.6	$21.5	$31.7	$(10.1)

The following table shows PNM Electric operating revenues by customer class, including intersegment revenues and average number of customers:

	Year Ended December 31,			Change
	2008	2007(1)	2006(1)	2008/2007	2007/2006
	(In millions, except customers)

Residential	$296.1	$265.4	$222.1	$30.7	$43.3
Commercial	326.3	294.7	257.7	31.6	37.0
Industrial	100.7	100.0	62.5	0.7	37.5
Transmission	26.0	26.0	20.1	-	5.9
Other retail	26.8	22.7	29.8	4.1	(7.1)
Wholesale long-term sales	166.5	148.4	149.7	18.1	(1.3)
Wholesale short-term sales	300.5	279.8	373.6	20.8	(93.8)
	$1,242.9	$1,137.0	$1,115.5	$106.0	$21.5
Average retail customers (thousands)	495.3	489.4	430.2	5.9	59.2

(1)	The customer class revenues have been reclassified to be consistent with the current year presentation.

The following table shows PNM Electric GWh sales by customer class:

	Year Ended December 31,			Change
	2008	2007	2006	2008/2007	2007/2006
	(Gigawatt hours)

Residential	3,221.9	3,208.6	2,764.3	13.3	444.3
Commercial	4,028.7	4,005.2	3,635.4	23.5	369.8
Industrial	1,657.6	1,920.1	1,327.3	(262.5)	592.8
Other retail	281.1	266.0	258.3	15.1	7.7
Wholesale long-term sales	2,721.0	2,697.2	2,647.7	23.8	49.5
Wholesale short-term sales	3,497.7	5,321.8	6,517.6	(1,824.1)	(1,195.8)
	15,408.0	17,418.9	17,150.6	(2,010.9)	268.3

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

See Note 17 for a discussion of the 2007 Electric Rate Case and the Emergency FPPAC.   The base rate increase combined with changes in customer mix and usage resulted in a $30.8 million increase to revenues and gross margin in 2008.  The Emergency FPPAC resulted in a $36.9 million increase to revenues and gross margin in 2008, reflecting the net amount of fuel and purchased power costs used to serve retail loads that were recovered in addition to amount recovered through base rates.

During 2008, sales volumes to regulated customers decreased compared to 2007, as a small increase in the average customer count was more than offset by lower per-customer usage and the reduced operations of a major industrial customer.  The costs to serve regulated customers increased largely due to higher coal prices and higher replacement power prices for market purchases required when resources were not sufficient to meet load requirements, largely due to reduced availability at SJGS.  These costs were partially offset by an increase in off-system sales revenues largely due to increased availability at PVNGS, which allowed for market sales when resources were in excess of load requirements.  The weighted-average baseload equivalent availability factor for 2008 was 78.7%, compared to 79.2% in 2007.

During 2007, an increase in the average customer count and increased per-customer usage due to weather increased sales volumes to regulated customers and revenues.  However, this increase in revenues was more than offset by the increased costs to serve regulated load requirements, including higher coal prices and a greater need for replacement power purchases at higher prices when resources were not sufficient to meet load requirements, particularly during times of baseload generation plant outages.  The weighted-average baseload equivalent availability factor for 2007 was 79.2%, compared to 83.9% in 2006.

Sales of SO2 allowances in 2008 decreased compared to 2007, while 2007 sales increased over 2006 levels, impacting revenues and gross margin.

Unregulated revenues and cost of energy related to unregulated margins decreased due to the sale of the merchant portfolio in June 2008.  These decreases were partially offset by increased revenues and cost of energy, including demand charges, from the dispatch of unregulated gas plants based on market profitability.  Additionally, unregulated revenues increased due to increased PVNGS availability and more favorable pricing terms under the forward sales agreement at PVNGS, resulting in a net increase to margin.

A gain on the sale of the merchant portfolio in June 2008 increased total revenues and gross margin.  PNM’s merchant portfolio included certain wholesale power, natural gas and transmission contracts that represent a significant portion of the wholesale activity portfolio of PNM Electric and several long-term sales and purchase power agreements.  See Note 8.

Changes in net unrealized mark-to-market gains and losses on economic hedges were driven by increased gas and electric price movements, primarily due to losses incurred in 2007 on certain contracts that no longer qualified for the normal exception as a result of the pending sale of the merchant portfolio.

In 2008, cost of energy was reduced due to the Valencia PPA, which was consolidated under FIN 46R.  See Note 9.  Consolidation results in amounts being reflected as operating expenses and minority interest that otherwise would have been included in cost of energy.

Operating expenses increased in both 2008 and 2007.  In 2008, the increase in operating expenses is due to a $51.1 million impairment of goodwill as a result of the annual impairment assessment (See Note 25), $30.2 million of regulatory disallowances resulting from the NMPRC’s rate order dated April 24, 2008, including write-offs of $10.6 million for deferred costs of RECs and $19.6 million for coal mine decommissioning costs, and an increase in energy production costs due primarily to increased plant outage costs at SJGS related to environmental outages and a full year of Afton maintenance costs.  These increases were partially offset by net reductions in expenses due to the business improvement process, a decrease in taxes other than income taxes resulting from technology tax credits, gains on the sale of a turbine in 2007 and the impairment of Afton in 2007, as the cost of construction exceeded the amount allowed by a NMPRC rate order.

In 2007, in addition to the impairment of Afton and gains on the sale of a turbine, energy production costs increased due to higher plant outage costs at SJGS, Four Corners and PVNGS, including the extension of a planned outage at PVNGS Unit 3 and the cost of removal of the steam generators.  Energy production costs also increased due to higher maintenance costs at SJGS and Afton, and a full year of operations at Luna.  Increases to administrative and general expenses, transmission and distribution costs and taxes other than income were primarily due to the transfer of assets from TNMP and severance and consulting costs associated with the business improvement plan to reduce costs and improve processes in future years, partially offset by reductions in incentive-based compensation expenses.

In 2008, depreciation expense increased primarily due to the completion of Afton and the consolidation of Valencia.  In 2007, depreciation expense increased due to the transfer of assets from TNMP, partially offset by a $2.3 million decrease in depreciation expense at Four Corners due to an increase in its estimated useful life.

Other income and deductions decreased in 2008 due to realized losses related to NDT assets, along with other than temporarily impairment losses recognized in accordance with SFAS 115.  These losses totaled $15.2 million in 2008, compared to gains of $11.6 million in 2007.  Other income and deductions was also impacted by FIN 48, which was implemented in 2007. In 2007, $10.6 million of interest income related to unrecognized tax benefits was recorded under FIN 48, whereas no such income was recorded in 2006.  A reduction in interest income related to FIN 48 of $5.1 million was recorded in 2008.  In addition, a $2.5 million reduction in interest from PVNGS lessor notes and a $7.2 million reduction due to consolidation of the minority interest in Valencia impacted other income and deductions in 2008.  In 2007, other income and deductions also increased due to increased gains related to NDT assets.

In 2008, interest expenses increased due to higher borrowings at higher long-term interest rates, along with transaction fees associated with the refinancing of debt.  In 2007, interest expenses increased due to higher short-term borrowings used to fund capital expenditures.

TNMP Electric

The table below summarizes the operating results for TNMP Electric:

	Year Ended December 31,			Change
	2008	2007	2006	2008/2007	2007/2006
	(In millions)

Total revenues	$190.3	$180.4	$257.0	$9.9	$(76.6)
Cost of energy	32.7	29.5	103.0	3.2	(73.5)
Gross margin	157.6	150.9	154.0	6.7	(3.1)
Operating expenses	101.5	67.8	79.3	33.6	(11.5)
Depreciation and amortization	38.7	30.4	31.6	8.3	(1.2)
Operating income	17.4	52.7	43.1	(35.2)	9.6
Other income (deductions)	3.2	1.6	8.8	1.7	(7.3)
Net interest charges	(18.3)	(25.2)	(28.9)	6.8	3.7
Earnings before income taxes	2.3	29.1	23.0	(26.7)	6.1
Income taxes	11.1	10.6	7.3	0.5	3.3
Segment earnings (loss)	$(8.8)	$18.4	$15.7	$(27.2)	$2.7

The table below summarizes the significant changes to total revenues, cost of energy, and gross margin:

	2008/2007 Change			2007/2006 Change
	Total	Cost of	Gross	Total	Cost of	Gross
	Revenues	Energy	Margin	Revenues	Energy	Margin
	(In millions)

Transfer of assets to PNM	$-	$-	$-	$(99.1)	$(75.4)	$(23.7)
Customer growth/usage	4.9	-	4.9	4.1	-	4.1
Hurricane Ike margin impact	(1.6)	-	(1.6)	-	-	-
PUCT order	4.2	-	4.2	16.4	-	16.4
Other	2.4	3.2	(0.8)	2.0	1.9	0.1
Total increase (decrease)	$9.9	$3.2	$6.7	$(76.6)	$(73.5)	$(3.1)

The following table shows TNMP Electric operating revenues by customer class, including intersegment revenues, and average number of customers:

	Year Ended December 31,			Change
	2008	2007	2006	2008/2007	2007/2006
	(In millions, except customers)

Residential	$71.7	$69.5	$89.4	$2.2	$(20.0)
Commercial	72.8	70.1	88.8	2.7	(18.6)
Industrial	13.8	7.9	40.5	5.9	(32.6)
Other	32.0	32.9	38.3	(0.9)	(5.4)
	$190.3	$180.4	$257.0	$9.9	$(76.6)
Average customers (thousands) (1)	229.5	226.2	272.6	3.3	(46.4)

(1)
Under TECA, customers of TNMP Electric in Texas have the ability to choose First Choice or any other REP to provide energy.  The average customers reported above include 112,638, 137,015, and 153,693 customers of TNMP Electric at December 31, 2008, 2007, and 2006 who have chosen First Choice as their REP.  These customers are also included in the First Choice segment.

                The following table shows TNMP Electric GWh sales by customer class:

	Year Ended December 31,			Change
	2008	2007	2006	2008/2007	2007/2006
	(Gigawatt hours)

Residential	2,533.0	2,520.6	2,734.4	12.4	(213.8)
Commercial	2,206.2	2,196.0	2,579.9	10.2	(383.9)
Industrial	2,094.8	1,927.9	2,157.5	166.9	(229.6)
Other	107.5	100.6	121.2	6.9	(20.6)
	6,941.5	6,745.1	7,593.0	196.4	(847.9)

(1)
The GWh sales reported above include 1,563.3, 2,018.1, and 2,332.1 GWhs for December 31, 2008, 2007, and 2006 used by customers of TNMP Electric who have chosen First Choice as their REP.  These GWhs are also included below in the First Choice segment.

Effective January 1, 2007, TNMP’s New Mexico operations were transferred to PNM, decreasing sales volumes, average customers, and income statement line items for TNMP Electric as set forth in PNM Electric above.

In 2007 and 2008, increases in the average customer count and higher per-customer usage increased sales volumes, revenues and gross margin.  In 2008, warmer temperatures in June and July were partially offset by milder temperatures at the beginning and ending of the year along with Hurricane Ike, which struck the Gulf Coast in September 2008 and resulted in a decrease to customer usage.

2007 revenues included a fuel credit to industrial customers, as ordered by the PUCT.  The conclusion of this credit in December of 2007 resulted in increased revenues and gross margin in 2008.  Additionally, the collection of stranded costs incurred by TNMP as part of the deregulation of the Texas energy market increased revenues slightly, as collections are based on customer usage.  These increases are offset by increases in depreciation and amortization related to the amortization of these regulatory assets.

Other changes to revenues, cost of energy and gross margin relate to transmission prices charged to and from other transmission and distribution providers.

Operating expenses increased in 2008 due to an impairment of goodwill amounting to $34.5 million as a result of the annual impairment assessment. See Note 25.  In 2007, operating expenses decreased from 2006 primarily due to the transfer of assets to PNM and by reductions in incentive-based compensation expenses, partially offset by severance and consulting costs associated with the business improvement plan to reduce costs and improve processes in future years.

Depreciation and amortization expense increased in 2008 due to increased amortizations of regulatory assets for stranded costs, depreciation on higher plant balances, and the absence of amortizations of a regulatory liability in 2007 related to the industrial fuel credit.  In 2007, the decrease in depreciation and amortization relating to the amortization of the industrial fuel credit and the transfer of assets to PNM was mostly offset by the increased amortization on stranded costs and depreciation on higher plant balances.

In 2008, other income and deductions increased due to gains on the sale of non-utility property and higher contributions in aid of construction, partially offset by a decrease in interest income related to FIN 48.  In 2007, other income and deductions decreased primarily due to the absence of carrying charges on stranded costs earned in 2006, prior to the collection of these costs, and lower interest income due to reduced cash balances.  These decreases were partially offset by higher collections of contributions in aid of construction.

Interest charges decreased in 2008 and 2007 due to a $100 million reduction of long-term debt in the second quarter of 2007, along with the repayment of $148.9 million of long-term debt in the second quarter of 2008 utilizing additional short-term debt with a lower interest cost.

PNM Gas

The table below summarizes the operating results for PNM Gas, which is classified as discontinued operations in the Consolidated Statements of Earnings:

	Year Ended December 31,			Change
	2008	2007	2006	2008/2007	2007/2006
	(In millions)

Total revenues	$507.0	$508.5	$508.8	$(1.6)	$(0.3)
Cost of energy	346.6	352.8	361.9	(6.2)	(9.1)
Gross margin	160.4	155.7	147.0	4.6	8.7
Operating expenses	92.2	97.1	96.8	(4.9)	0.3
Depreciation and amortization	-	21.6	21.6	(21.6)	-
Operating income	68.2	37.0	28.6	31.2	8.4
Other income (deductions)	2.6	1.1	4.1	1.4	(3.0)
Net interest charges	(13.2)	(12.2)	(11.4)	(1.0)	(0.8)
Earnings before income taxes	57.6	25.9	21.3	31.7	4.6
Income taxes	23.0	10.4	8.4	12.6	2.0
Segment earnings	$34.6	$15.5	$12.9	$19.1	$2.6

The table below summarizes the significant changes to total revenues, cost of energy, and gross margin:

	2008/2007 Change			2007/2006 Change
	Total	Cost of	Gross	Total	Cost of	Gross
	Revenues	Energy	Margin	Revenues	Energy	Margin
	(In millions)

Gas prices	$(1.7)	$(1.7)	$-	$(22.3)	$(22.3)	$-
Rate increase	5.1	-	5.1	2.9	-	2.9
Customer growth/usage	4.6	3.7	0.9	25.2	18.9	6.3
Off-system activities	(8.5)	(8.2)	(0.3)	(5.1)	(5.5)	0.4
Other	(1.1)	-	(1.1)	(1.0)	(0.2)	(0.9)
Total increase (decrease)	$(1.6)	$(6.2)	$4.6	$(0.3)	$(9.1)	$8.7

The following table shows PNM Gas operating revenues by customer class and average number of customers:

	Year Ended December 31,			Change
	2008	2007	2006	2008/2007	2007/2006
	(In millions, except customers)

Residential	$342.5	$338.5	$328.7	$4.0	$9.8
Commercial	103.9	102.3	102.9	1.6	(0.6)
Industrial	3.9	2.7	4.7	1.2	(2.0)
Transportation(1)	16.2	15.1	14.4	1.1	0.7
Other	40.5	49.9	58.1	(9.5)	(8.2)
	$507.0	$508.5	$508.8	$(1.6)	$(0.3)
Average customers (thousands)	496.5	491.6	482.3	4.9	9.3

(1)	Customer-owned gas.

The following table shows PNM Gas throughput by customer class:

	Year Ended December 31,			Change
	2008	2007	2006	2008/2007	2007/2006
	(Thousands of decatherms)

Residential	31,981.0	29,468.1	27,556.1	2,512.9	1,912.0
Commercial	11,302.1	10,655.6	10,409.5	646.5	246.1
Industrial	417.3	313.1	580.9	104.2	(267.8)
Transportation(1)	37,073.2	40,299.3	39,202.2	(3,226.1)	1,097.1
Other	3,107.4	5,356.8	6,449.6	(2,249.4)	(1,092.8)
	83,881.0	86,092.9	84,198.3	(2,211.9)	1,894.6

(1)	Customer-owned gas.

Due to the sale of the PNM Gas business, which was completed on January 30, 2009, the Company is reporting this segment as discontinued operations as required under GAAP. Certain corporate items that historically were allocated to the PNM Gas segment cannot be included as discontinued operations and were reassigned to PNM Electric for 2007 and 2006.  These items include officer compensation, depreciation on common utility and shared-service assets, and postage costs.  The after-tax amount of costs reassigned in the years 2007 and 2006 totaled $6.4 million and $6.3 million.  Beginning in 2008, these costs were reallocated among all PNMR business segments, other than PNM Gas.

PNM Gas purchased natural gas in the open market and sold it at no profit to its sales-service customers. As a result, increases or decreases in gas revenues driven by gas costs did not impact the gross margin or operating income of PNM Gas. Increases or decreases to gross margin caused by changes in sales-service volumes represented margin earned on the delivery of gas to customers based on regulated rates.

Implementation of an approved NMPRC rate increase resulted in an increase to revenues and gross margin in 2007 and 2008.

In 2008, a slight increase in the average customer count and a 2.0% increase in heating-degree days, both of which were mostly offset by economic conditions, resulted in increased revenues and gross margin.  In 2007, an increase in the average customer count and a 4.4% increase in heating-degree days increased sales volumes, revenues and gross margin.

During the last two years, revenues from off-system activities decreased due to a lack of market activity.  In 2007, the decrease in revenues was mostly offset by decreases in costs related to these transactions, slightly increasing gross margin and net earnings.  In 2008, the volume and margin on these activities decreased.

In 2008, operating expenses decreased due to reductions in shared service costs resulting from the business improvement plan, along with a reduction for costs incurred in 2007 for self-insurance costs and severance and consulting costs associated with the business improvement plan to reduce costs and improve processes in future years.  In 2007, the increase in these costs were more than offset by reductions in incentive-based compensation expenses.

Due to the sale of the gas business, the assets held for sale have not been depreciated in accordance with SFAS 144.  If PNM Gas were not treated as discontinued operations, deprecation of $21.5 million would have been recorded in 2008.

Changes in other income and deductions are primarily due to interest on PGAC balances.

Interest charges are primarily allocated from PNM and increased in 2008 due to higher borrowings at higher long-term rates.  In 2007, interest charges increased due to higher short-term borrowings.

Altura

The table below summarizes the operating results for Altura:

	Year Ended December 31,
	2007	2006	Change
	(In millions)

Total revenues	$65.4	$125.1	$(59.7)
Cost of energy	22.1	38.9	(16.8)
Gross margin	43.3	86.3	(43.0)
Operating expenses	18.6	13.0	5.6
Depreciation and amortization	7.7	13.1	(5.4)
Operating income	17.0	60.2	(43.2)
Interest income	0.1	0.3	(0.2)
Other income (deductions)	-	-	-
Net interest charges	(8.5)	(20.9)	12.4
Earnings before income taxes	8.6	39.6	(31.0)
Income taxes	3.4	15.7	(12.3)
Segment earnings	$5.2	$23.9	$(18.7)

The table below summarizes the significant changes to total revenues and gross margin:

	2007/2006 Change
	Total	Cost of	Gross
	Revenues	Energy	Margin
	(In millions)

Timing of PNMR ownership	$(57.2)	$(15.8)	$(41.4)
Twin Oaks performance	(2.5)	(0.9)	(1.6)
Total increase (decrease)	$(59.7)	$(16.8)	$(43.0)

Altura's 2006 results include approximately nine months of earnings associated with the ownership of the Twin Oaks plant after its April 18 acquisition, including allocations of corporate costs and interest expense associated with the $480 million bridge loan undertaken to fund the purchase of the plant.

Altura’s 2007 results were lower than 2006 primarily related to the contribution to Optim Energy on June 1, 2007.  Forced outages in the first quarter of 2007 further reduced earnings, in addition to the impairment of the value of developmental rights for the expansion of the plant.  See Note 2.  This decrease was partially offset by reduced interest expense associated with the pay down of a significant portion of the bridge loan in late 2006.

First Choice

The table below summarizes the operating results for First Choice:

Year Ended December 31,			Change
2008	2007	2006	2008/2007	2007/2006
(In millions)

Total revenues	$582.2	$600.7	$584.9	$(18.5)	$15.8
Cost of energy	564.3	500.8	455.1	63.5	45.7
Gross margin	17.9	99.9	129.8	(82.0)	(29.9)
Operating expenses	238.4	57.3	66.9	181.1	(9.6)
Depreciation and amortization	2.4	1.9	2.0	0.5	(0.1)
Operating income (loss)	(222.8)	40.8	60.8	(263.6)	(20.0)
Other income (deductions)	1.7	2.1	2.1	(0.4)	-
Net interest charges	(4.0)	(0.8)	(0.8)	(3.2)	-
Earnings (loss) before income taxes	(225.1)	42.1	62.1	(267.2)	(20.0)
Income taxes	(47.6)	14.9	22.1	(62.5)	(7.2)
Segment earnings (loss)	$(177.6)	$27.2	$40.0	$(204.8)	$(12.8)

The following table summarizes the significant changes to total revenues, cost of energy, and gross margin:

	2008/2007 Change			2007/2006 Change

	Total	Cost of	Gross	Total	Cost of	Gross
	Revenues	Energy	Margin	Revenues	Energy	Margin
			(In millions)

Weather	$0.9	$1.1	$(0.2)	$(9.9)	$(7.4)	$(2.5)
Customer growth/usage	(49.5)	(37.2)	(12.3)	21.2	26.4	(5.2)
Hurricane Ike	(4.2)	(0.9)	(3.3)	-	-	-
Retail margins	78.0	94.1	(16.1)	20.0	29.8	(9.8)
Trading margins	(46.3)	-	(46.3)	(12.9)	-	(12.9)
Unrealized economic hedges	2.6	6.4	(3.8)	(2.6)	(3.1)	0.5
Total increase (decrease)	$(18.5)	$63.5	$(82.0)	$15.8	$45.7	$(29.9)

The following table shows First Choice operating revenues by customer class, including intersegment revenues, and actual number of customers:

	Year Ended December 31,			Change
	2008	2007	2006	2008/2007	2007/2006
	(In millions, except customers)

Residential	$407.3	$390.3	$346.0	$17.0	$44.3
Mass-Market	52.7	61.0	81.9	(8.3)	(20.9)
Mid-Market	149.3	141.6	129.2	7.7	12.4
Trading gains (losses)	(49.9)	(3.6)	9.3	(46.3)	(12.9)
Other	22.8	11.4	18.5	11.4	(7.1)
	$582.2	$600.7	$584.9	$(18.5)	$15.8
Actual customers (thousands) (1,2)	237.4	258.4	253.7	(21.0)	4.7

(1)	See note above in the TNMP Electric segment discussion about the impact of TECA.

(2)
Due to the competitive nature of First Choice’s business, actual customer count at December 31 is presented in the table above as a more representative business indicator than the average customers that are shown in the table for TNMP customers.

The following table shows First Choice GWh electric sales by customer class:

	Year Ended December 31,			Change
	2008	2007	2006	2008/2007	2007/2006
	(Gigawatt hours(1))

Residential	2,547.5	2,796.9	2,481.6	(249.4)	315.3
Mass-Market	278.3	371.8	549.1	(93.5)	(177.3)
Mid-Market	1,176.8	1,197.3	1,159.2	(20.5)	38.1
Other	16.3	21.1	20.9	(4.8)	0.2
	4,018.9	4,387.1	4,210.8	(368.2)	176.3

(1)  See note above in the TNMP Electric segment discussion about the impact of TECA.

During 2008, a decrease in customers and lower MWh sales decreased segment earnings compared to 2007.  Average retail sales prices have increased over the three year period. Other revenues have also increased as a result of higher miscellaneous fees in 2008 versus 2007.  However, contractual delays in implementing price increases on fixed price term customer renewals, coupled with contractual limitations on monthly price increases for floating rate customers prevented First Choice from recouping the dramatic increase in purchase power costs in 2008.  The customer renewal process has since been automated and contractual limitations on monthly price increases have been significantly changed to reduce First Choice’s exposure to future price volatility.  The impact of Hurricane Ike resulted in lower sales and resulted in an excess purchased power supply that had to be sold in the spot market at prices less than cost, which decreased segment earnings.

A decrease in trading margins from a $3.6 million loss in 2007 to a $49.9 million loss in 2008 resulted in a $46.3 million decrease in gross margin compared to a $12.9 million decrease in 2007/2006.  The losses in 2008 were primarily the result of a series of speculative forward trades that arbitraged basis differentials among certain ERCOT delivery zones.  Because of continued market volatility and the concern that the forward basis market would continue to deteriorate, First Choice ended any further speculative trading.  No significant additional costs are expected related to speculative trading.

Losses on unrealized economic hedges represent unrealized fair value estimates related to forward energy contracts and are not necessarily indicative of the amounts that will be realized upon settlement.

Impairment of goodwill of $88.8 million, the First Choice trade name of $42.6 million, and the First Choice customer list of $4.8 million pre-tax (aggregating $119.6 million after-tax) were recorded in 2008 as a result of impairment assessments required under SFAS 142.  (See Note 25).

The allowance for uncollectible accounts and related bad debt expense is based on collections and write-off experience.  Due to macroeconomic conditions, higher average final bills, and an increase in customer churn, the default rates experienced late in 2008 rose significantly.  In response to this, bad debt expense increased, which reduced segment earnings by $36.7 million in 2008 compared to 2007. Management of First Choice is currently addressing the bad debt situation by undertaking several initiatives in 2009 to reduce bad debt expense.  These initiatives include efforts to reduce the default rate experienced for customers switching to another REP combined with renewed focus on identifying new customer prospects, who are more likely to demonstrate desired payment behavior.  In addition, possible regulatory changes are under discussion with the PUCT that would impede a customer's ability to switch REPs until past due balances are paid.

Increased operational costs, which include expenses related to customer acquisition and services, as well as shared services, employee labor, pension and benefits, resulted in a decrease to segment earnings when comparing 2008 to 2007.

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

Year Ended December 31,			Change
2008	2007	2006	2008/2007	2007/2006
(In millions)

Total revenues	$(55.9)	$(69.5)	$(119.1)	$13.5	$49.7
Cost of energy	(55.2)	(69.5)	(119.8)	14.3	50.3
Gross margin	(0.7)	-	0.7	(0.8)	(0.6)
Operating expenses	(0.4)	6.9	8.3	(7.4)	(1.4)
Depreciation and amortization	17.6	12.5	6.0	5.1	6.5
Operating income (loss)	(17.9)	(19.4)	(13.7)	1.5	(5.7)
Equity in net earnings (loss) of Optim Energy	(29.7)	7.6	-	(37.3)	7.6
Other income (deductions)	(7.9)	(6.4)	(0.3)	(1.5)	(6.1)
Net interest charges	(40.8)	(33.0)	(36.4)	(7.7)	3.4
Earnings (loss) before income taxes	(96.3)	(51.3)	(50.4)	(45.0)	(0.9)
Income taxes	(44.4)	(37.0)	(21.2)	(7.4)	(15.8)
Segment earnings (loss)	$(51.9)	$(14.3)	$(29.2)	$(37.6)	$14.9

The Corporate and Other Segment includes consolidation eliminations of operating revenues and cost of energy between business segments.  TNMP’s New Mexico operations were transferred to PNM on January 1, 2007, reducing the amount of intersegment revenue and cost of energy to be eliminated in this segment.  Corporate and Other intersegment revenue and cost of energy also includes the consolidation elimination of transactions between TNMP and FCP related to TNMP’s sale of transmission services to First Choice.

Operating expenses decreased $7.4 million in 2008 compared to 2007 and $1.4 million in 2007 compared to 2006.  The decreases include an offset to depreciation expense described below.  Operating expenses in 2008 and 2007 also include a credit related to the elimination of operating lease expense paid by PNM to PNMR related to a portion of PVNGS Unit 2, which was purchased in the 3rd quarter of 2007, contributing a favorable variance of $4.8 million in 2008 compared to 2007 as well as 2007 compared to 2006. Operating expenses includes a $3.1 million loss in 2007 related to the contribution of Altura to Optim Energy.  In addition, 2007 includes $2.8 million related to Optim Energy formation costs, which were comparable to 2006 costs.  Favorable variances are offset partially by severances and consulting charges related to the business improvement plan in the amount of $3.1 million in 2008 compared to 2007 and $6.9 million in 2007 compared to 2006.  Favorable variances were also partially offset by higher consulting and legal costs related to the sale of PNM Gas in the amount of $3.4 million in 2008 compared to 2007 and $2.0 million in 2007 compared to 2006.

Depreciation expense increased $5.1 million 2008 compared to 2007 and $6.5 million 2007 compared to 2006.  These increases include $2.9 million and $4.3 million respectively, related to increased depreciation on shared services asset base, which is offset in operating expenses in the Corporate and Other segment as a result of allocation of these costs to other business segments.  The remaining increase is due to depreciation on a portion of PVNGS Unit 2, which was purchased in the 3rd quarter of 2007 and is leased to PNM.

Corporate and Other results include earnings associated with Optim Energy.  Further explanation of equity in Optim Energy is shown below.

Other income and deductions increased 2007 compared to 2006 primarily due to the absence in 2007 of $1.2 million of gains associated with a PNMR revolver interest rate swap that was settled in 2006, as well as the amortization of $4.1 million for a wind energy investment in 2007.  In addition, increases in 2008 and 2007 include the effects of the elimination of interest income associated with the PVNGS lessor notes in the amount of $2.0 million.

Optim Energy

The table below summarizes the operating results for Optim Energy:

	Year Ended December 31,
	2008	2007	Change
	(In millions)

Total operating revenues	$472.7	$224.3	$248.4
Cost of energy	366.5	147.3	219.2
Gross margin	106.2	77.0	29.2
Operating expenses	117.8	33.5	84.3
Depreciation and amortization	30.5	15.6	14.9
Operating income (loss)	(42.1)	27.9	(70.0)
Other income	0.7	0.6	0.1
Net interest charges	(19.2)	(17.9)	(1.3)
Earnings (loss) before income taxes	(60.6)	10.6	(71.2)
Income tax (benefit) on margin	(0.1)	0.4	(0.5)
Net earnings (loss)	$(60.5)	$10.2	$(70.7)

50 percent of net earnings (loss)	$(30.2)	$5.1	$(35.3)
Plus amortization of basis difference in Optim Energy	0.5	2.5	(2.0)
PNMR Equity in net earnings of Optim Energy	$(29.7)	$7.6	$(37.3)

Power sales and purchases are included net in operating revenues.  Gas sales and purchases are included net in cost of sales.  Financial transactions are presented on a net basis in revenue for power and on a net basis in cost of sales for gas.  Certain of these transactions were presented on a gross basis during interim periods of 2008.

Results of operation for Optim Energy primarily include the earnings from the Altura (Twin Oaks) and Altura Cogen generation stations since the contribution and acquisition of these facilities.  Altura was contributed to Optim Energy on June 1, 2007 and Optim Energy acquired Altura Cogen on August 1, 2007.  Both the generation stations had strong performance during the year, with both plants improving over 2007.  2008 contained additional margin over 2007 and related operating costs in 2008 compared to 2007, primarily related to having only a half year of operations in 2007.

Management evaluates the results of operation of Optim Energy on an earnings before interest, income taxes, depreciation, and amortization (“EBITDA”) basis.  In this evaluation of Optim Energy, management also excludes purchase accounting amortization included in gross margin related to contracts and emission allowances that was recorded in accordance with SFAS 141.  SFAS 141 requires that Optim Energy individually value each asset and liability received in the Altura and Altura Cogen transactions and initially record them on its balance sheet at the determined fair value.  For both transactions, this results in a significant amount of amortization for contracts acquired that were out of market and emission allowances, that while acquired from government programs without cost to the plants, have significant market value.  Amortization related to out of market contracts increased the above total operating revenues by $2.2 million in 2008.  Amortization for out of market contracts will continue through the expiration of each contract, which is 2010 for Altura and 2021 for Altura Cogen.  In addition, 2008 cost of energy includes $11.2 million of amortization related to emission allowances acquired in the 2007 transactions.  The amortizations for emission allowances will be recorded as the allowances are used in plant operations, sold or expire.

In July 2008, a federal appeals court ruling by the U.S. Court of Appeals for the District of Columbia Circuit Court invalidated CAIR.  This ruling appeared to remove the need for emissions allowance credits under the CAIR program. However in December 2008, CAIR was temporarily reinstated by the courts. Optim Energy has emission allowance inventory from the purchase of Altura Cogen and contribution of Altura, a portion of which falls under the CAIR program.  In 2008, Optim Energy recorded a pre-tax write off, included in operating expenses, of $31.7 million for all inventory held under the CAIR program.  As of December 31, 2008, Optim Energy has $115.9 million remaining in inventory for emission allowances not granted under the CAIR program.

The assets of Altura transferred to Optim Energy included the development rights for a possible 600-megawatt expansion of the Twin Oaks plant, which was classified as an intangible asset.  Optim Energy made a strategic decision not to pursue the Twin Oaks expansion at this time and wrote off the development rights as an impairment of intangible assets amounting to $21.8 million in the second quarter of 2008. In addition $1.2 million of deferred costs related to this project were written off as administrative and general expense.

Optim Energy has a hedging program that covers a multi-year period.  The level of hedging at any given time varies depending on current market conditions and other factors.  Economic hedges that do not qualify for or are not designated as cash flow hedges or normal purchases/sales under SFAS 133 are derivative instruments that are required to be marked to market.  Due to the extreme market volatility experienced in the first quarter of 2008 in the ERCOT market, Optim Energy made the decision to exit the speculative trading business and close out the speculative trading positions.  In May 2008, Optim Energy closed out all remaining speculative positions.  Optim Energy recognized speculative trading losses of $2.4 million in the first quarter of 2008.  No additional costs are expected related to speculative trading.

The contribution of Altura created a basis difference between PNMR’s recorded investment in Optim Energy and 50 percent of Optim Energy’s equity.  The PNMR net earnings impact shown below does not equal 50 percent of the Optim Energy amortization because of this basis difference.  While the portion of the basis difference related to contract amortization will only continue through 2010, other basis differences, including a difference related to emission allowances, will continue to exist through the life of the Altura plant.  For 2008 and 2007, the basis difference adjustment detailed above relates primarily to contract amortization with insignificant offsets related to the other minor basis difference components.

On January 6, 2009, LCC filed for bankruptcy protection under Chapter 11 of the US Bankruptcy Code.  LCC is Optim Energy’s counterparty in several agreements, and is a major customer of Optim Energy.  In addition, LCC leases Optim Energy the land for the Altura Cogen facility and provides other services, including water, to that facility.  The net amount due from LCC as of year-end has been fully reserved.  LCC has continued to perform under the existing contracts and Optim Energy believes that LCC will continue to perform under the existing contracts.

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The information concerning PNMR’s cash flows is summarized as follows:

	Year Ended December 31,			Change
	2008	2007	2006	2008/2007	2007/2006
	(In millions)

Net cash flows from: Operating activities	$88.1	$222.5	$244.4	$(134.4)	$(21.9)
Investing activities	(320.7)	(73.5)	(799.6)	(247.2)	726.1
Financing activities	355.5	(254.6)	610.4	610.1	(865.0)
Net change in cash and cash equivalents	$122.9	$(105.6)	$55.2	$228.5	$(160.8)

The changes in PNMR’s cash flows from operating activities reflects lower earnings primarily due to results of operations and increased margin calls at First Choice in 2008. Higher coal and purchased power costs in 2007 were partially offset by higher customer growth and pricing at PNM and First Choice and an income tax refund at TNMP in 2007. Other significant changes in cash flow included settlements in 2007 of 2006 TNMP liabilities to REPs related to retail competition in Texas as ordered under TECA, higher incentive based compensation payouts in 2007, and five months of cash flows from Twin Oaks in 2007 versus nine months in 2006. In 2006, PNMR also benefited from retail load growth, an increase in cash collections of net receivables related to higher than normal gas and market prices at the end of 2005.  Lower interest payments in 2007 compared to 2008 and 2006 also contributed to the changes.

The changes in cash flows from investing activities reflects the acquisition of Twin Oaks in 2006 and the subsequent contribution of Altura resulting in net cash distributions to PNMR from Optim Energy in 2007 (See Note 22). In addition, higher expenditures for utility plant additions in 2007 compared to 2008 and 2006, including the purchase of assets underlying a portion of PVNGS leased by PNM (See Note 2), expansion of Afton, environmental upgrades at SJGS, and higher purchases of nuclear fuel for PVNGS contributed to the changes.

Cash flows from financing activities in 2006 is driven by increased common stock issuances to fund construction.  In addition, short-term debt increased in 2006 for financing the acquisition of Twin Oaks, which was repaid in 2006 and 2007.  Cash flows from financing activities in 2007 were also driven by the redemption of long-term debt by TNMP partially offset by the issuance of PCRBs by PNM. In 2008, the issuance of common stock by PNMR in connection with the settlement of equity purchase obligations of the holders of publicly held equity-linked units and the issuance of long-term debt by PNMR and PNM was partially offset by the redemption of long-term debt by PNM. At TNMP, the redemption of long-term debt was offset by new short-term borrowings in 2008. Cash flows from financing activities were primarily used to fund construction expenditures as well as strengthen the Company’s liquidity position.

Financing Activities

See Note 6, for additional information concerning the Company’s financing activities.

On March 7, 2008, TNMP entered into a $150.0 million short-term loan agreement with two lenders.  On April 9, 2008, TNMP borrowed $150.0 million under this agreement and used the proceeds to redeem the remaining $148.9 million of its 6.125% senior unsecured notes prior to the maturity date of June 1, 2008.  The $150.0 million borrowing under this agreement was repaid in October 2008, through borrowing under the TNMP Facility.

On May 5, 2008, PNM entered into the Term Loan Agreement that would mature on April 30, 2009 in an aggregate principal amount of up to $300.0 million, which capacity was reduced to $150.0 million on May 28, 2008.  On May 8, 2008, PNM entered into the $100.0 million Reimbursement Agreement, which allowed PNM to obtain standby letters of credit up to the aggregate amount of $100.0 million at any time prior to April 30, 2009.  Upon the sale of PNM Gas on January 30, 2009, the Term Loan Agreement and the Reimbursement Agreement were terminated.  No borrowings were made and no letters of credit were issued under these arrangements.
On May 15, 2008, TNMP entered into a credit agreement with eight lenders for the TNMP Facility, which matures on May 13, 2009.  The TNMP Facility currently provides TNMP with a revolving credit facility for up to $200.0 million.  In connection with entering into the TNMP Facility, TNMP withdrew as a borrower under the PNMR Facility and is no longer a party under the PNMR Facility.

In May 2008, PNM issued $350.0 million of senior unsecured notes and PNMR remarketed the senior unsecured notes component of its publicly held equity-linked units.  The proceeds from the remarketed senior notes amounted to $247.3 million and were utilized by the holders of the equity-linked units to satisfy their obligations to purchase 9,403,412 shares of PNMR’s common stock for the same aggregate amount on May 16, 2008.  In connection with the remarketing, PNMR issued an additional $102.7 million of new senior unsecured notes for an aggregate offering of $350.0 million.

On October 31, 2008, TNMP entered into the $100.0 million TNMP Bridge Facility to provide an additional source of funds that would be available in order to repay TNMP’s $167.7 million of senior unsecured notes that matured January 15, 2009.  On January 14, 2009, TNMP borrowed $100.0 million under the TNMP Bridge Facility.  The amount drawn is due March 30, 2009.  On January 15, 2009, TNMP repaid the entire principal and interest due on the $167.7 million principal amount outstanding of 6.25% senior unsecured notes utilizing the proceeds from the TNMP Bridge Facility and inter-company borrowings from PNMR.  TNMP is currently exploring alternatives for refinancing the TNMP Bridge Facility.

In November 2008, PNMR issued 477,800 shares of its Series A convertible preferred stock in satisfaction of the obligations of the holder of PNMR’s privately held equity-linked units to purchase PNMR equity securities.  In exchange for issuing this preferred stock, the holder tendered to PNMR $100.0 million of senior unsecured notes that were part of the original equity-linked units.  PNMR retired the tendered notes thereby reducing outstanding long-term debt.

On January 5, 2009, PNMR commenced a tender offer whereby it offered to repurchase a portion of its 9.25% senior unsecured notes due 2015.  On February 5, 2009, PNMR repurchased and retired $157.0 million in aggregate principal amount of these notes for $146.0 million, plus accrued interest.  From the proceeds of the sale of PNM Gas, PNM paid a dividend of $220.0 million to PNMR on February 5, 2009, a portion of which was used to fund the note repurchase.  On February 26, 2009, PNMR purchased an additional $0.4 million of the 9.25% senior unsecured notes at 93% of face value in a private transaction.

As discussed in Note 2, on January 12, 2008, PNM reached a definitive agreement to sell its natural gas operations, which comprise the PNM Gas segment.  The sale was completed on January 30, 2009.  PNM used  the proceeds of approximately $640 million, including a preliminary adjustment for the level of working capital at closing, to retire short-term debt and pay the dividend to PNMR described above.  The remaining funds were invested in a money market fund and will be used to pay income taxes on the gain from the sale.

Capital Requirements

Total capital requirements consist of cash dividend requirements for both common and preferred stock and construction expenditures.  On August 11, 2008, the Board declared a regular quarterly dividend on common stock of $0.125 per share. PNMR’s indicated annual dividend rate is $0.50 per share. The Board also declared regular quarterly dividends on common stock of $0.125 per share on September 16, 2008, December 9, 2008 and February 17, 2009.  Beginning with the dividend declared on December 9, 2008, the Series A convertible preferred stock is entitled to receive dividends equivalent to any dividends paid on PNMR common stock as if the preferred stock had been converted into common stock.  The main focus of PNMR’s current construction program is upgrading generation resources, including pollution control equipment, upgrading and expanding the electric transmission and distribution systems, and purchasing nuclear fuel.  Projections for total capital requirements for 2009 are $350.9 million, including construction expenditures of $304.8 million.  Total capital requirements for the years 2009-2013 are projected to be $1,617.0 million, including construction expenditures of $1,386.5 million.  See Commitments and Contractual Obligations below.  This projection includes $18.0 million for completion of the SJGS environmental project to install low NOX combustion control and mercury reduction technologies, as well as equipment to increase SO2 controls.  These amounts do not include forecasted construction expenditures of Optim Energy.  These estimates are under continuing review and subject to on-going adjustment, as well as to Board review and approval.

During the year ended December 31, 2008, PNMR utilized cash generated from operations and cash on hand, as well as its liquidity arrangements and additional debt financings, to meet its capital requirements and construction expenditures.

TNMP had $167.7 million in senior unsecured notes that matured and were repaid in January 2009 as described below. PNM has $36.0 million of PCRBs that will be remarketed in July 2009.  PNMR and its subsidiaries have no other long-term debt that comes due prior to 2016, except for $11.3 million that is due in installments through 2013.

As discussed in Note 22, Optim Energy is co-developing a generating unit for which its share of the construction costs is anticipated to be approximately $215 million, including financing costs, of which $93.0 million has been expended through December 31, 2008.  PNMR currently anticipates that the remaining amounts of financing for this project will be obtained from Optim Energy’s operations or Optim Energy’s credit facility.  To the extent Optim Energy’s credit facility should be insufficient to finance the current projects, PNMR and ECJV may, at their option, provide additional funds to Optim Energy.  Likewise, if Optim Energy undertakes additional projects, which require funds that would exceed the capacity of its current credit facility and Optim Energy is unable to obtain additional financing capabilities, PNMR and ECJV may be asked to provide additional funding, but such funding would be at the option of PNMR and ECJV.  PNMR is unable to predict if additional funding will be required or, if required, the amount or timing of additional funds that would be provided to Optim Energy.

Liquidity

As of February 20, 2009, the Company had short-term debt outstanding of $472.7 million.  This amount includes borrowings under the TNMP Bridge Facility and the TNMP Facility, which mature on March 30, 2009 and May 13, 2009.  In addition, the Company has long-term debt aggregating $36.0 million that is subject to mandatory repurchase and remarketing prior to December 31, 2009.  The Company is exploring financial alternatives to meet these obligations.  On February 26, 2009, the Finance Committee of the PNMR Board authorized PNMR to provide support for the debt of TNMP by approving one or more additional loans to TNMP as a contingency in the event TNMP is unable to obtain external financing sufficient to pay amounts borrowed under the TNMP Facility and the TNMP Bridge Facility when they come due.

Although accessing the capital markets at the current time could be difficult as well as costly, the Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements and retire or refinance its debt at maturity.  To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements.  However, if the current market difficulties continue for an extended period of time or worsen, the Company may not be able to access the capital markets or renew credit facilities when they expire.  In such event, the Company would seek to improve cash flows by reducing capital expenditures and PNM would consider seeking authorization for the issuance of first mortgage bonds in order to improve access to the capital markets, as well as any other alternatives that may remedy the situation at that time.

In addition to cash received from the sale of PNM Gas and its internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2009-2013 period.

The Company’s ability, if required, to access the capital markets at a reasonable cost and to provide for other capital needs is largely dependent upon its ability to earn a fair return on equity, its results of operations, its credit ratings, its ability to obtain required regulatory approvals and conditions in the financial markets.

On April 18, 2008, S&P lowered the credit ratings for PNMR, PNM, and TNMP and placed them on negative outlook for possible additional downgrades.  On May 6, 2008, S&P again lowered the credit ratings for PNMR, PNM, and TNMP and the outlook was changed to stable for all entities.  On April 25, 2008, Moody’s lowered the credit ratings for PNMR and PNM and continued a review for possible downgrade, while reaffirming TNMP’s ratings with a negative outlook.  On May 23, 2008, Moody’s changed the outlook for PNMR and PNM from rating under review for possible downgrade to negative outlook.  On December 9, 2008, S&P changed the outlook for PNMR, PNM, and TNMP from stable to negative.  The ratings actions have increased borrowing costs for PNMR and PNM and could increase future borrowing costs for PNMR, PNM, and TNMP. In addition, certain contractual arrangements required that following downgrades the Company obtain commercial insurance for risks that were previously self-insured.  On October 2, 2008, Fitch Ratings announced credit ratings for PNMR, PNM, and TNMP.  As of February 20, 2009, ratings on the Company’s securities were as follows:

	PNMR	PNM	TNMP

S&P
Senior unsecured notes	BB-	BB+	BB+
Commercial paper	B-2	B-2	*
Preferred stock	*	B	*
Moody’s
Senior unsecured notes	Ba2	Baa3	Baa3
Commercial paper	NP	P-3	*
Preferred stock	*	Ba2	*
Fitch Ratings
Senior unsecured notes	BB	BB+	BBB-
Secured PCRBs	*	BBB-	*
Short-term borrowings	BB	BB+	BBB-
Preferred stock	*	BB	*

*  Not applicable

Investors are cautioned that a security rating is not a recommendation to buy, sell or hold securities, that it is subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

Liquidity arrangements include the PNMR Facility and the PNM Facility, both of which primarily expire in 2012, the TNMP Bridge Facility, which expires on March 30, 2009, and the TNMP Facility, which expires May 13, 2009.  These facilities provide short-term borrowing capacity and the revolving credit facilities also allow letters of credit to be issued, which reduce the available capacity under the facilities.  Both PNMR and PNM also have lines of credit with local financial institutions.

PNMR has a commercial paper program under which it may issue commercial paper for up to 270 days and PNM has a commercial paper program under which it may issue commercial paper for up to 365 days.  The Company has suspended the commercial paper programs due to market conditions, no commercial paper has been issued since March 11, 2008, and none is outstanding.

A summary of these arrangements as of February 20, 2009 is as follows:

	PNMR	PNM	TNMP	PNMR
	Separate	Separate	Separate	Consolidated
		(In millions)

Financing Capacity:
Revolving credit facility	$600.0	$400.0	$200.0	$1,200.0
Bridge facility	-	-	100.0	100.0
Local lines of credit	10.0	8.5	-	18.5
Total financing capacity	$610.0	$408.5	$300.0	$1,318.5

Commercial paper program maximum	$400.0	$300.0	-	$700.0

Amounts outstanding as of February 20, 2009:
Commercial paper program	$-	$-	$-	$-
Revolving credit facility	222.7	-	150.0	372.7
Bridge facility	-	-	100.0	100.0
Local lines of credit	-	-	-	-
Total short-term debt outstanding	222.7	-	250.0	472.7

Letters of credit	85.8	26.9	1.5	114.2

Total short term-debt and letters of credit	$308.5	$26.9	$251.5	$586.9

Remaining availability as of February 20, 2009	$301.5	$381.6	$48.5	$731.6

Cash and cash equivalents as of February 20, 2009	$5.9	$102.7	$-	$108.6

The above table excludes intercompany debt.  The remaining availability under the revolving credit facilities varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.   The above availability includes $23.5 million that represents the unfunded portion of the PNMR Facility attributable to LBB.

For offerings of debt and equity securities registered with the SEC, PNMR has two effective shelf registration statements, one expiring in August 2009 for equity and one expiring in April 2011 for debt.  These shelf registration statements have unlimited availability and can be amended to include additional securities, subject to certain restrictions and limitations.

PNMR can also offer new shares of PNMR common stock through the PNM Resources Direct Plan beginning in June 2006.  In addition, PNMR can offer and sell up to 8.0 million shares of PNMR common stock (but not more shares than needed for the aggregate gross proceeds from such sales to reach $200.0 million) pursuant to an equity distribution agreement.  PNMR has suspended the equity distribution agreement due to market conditions.  Through December 31, 2008, PNMR had sold a combined total of 2.4 million shares of its common stock through the PNMR Direct Plan and the equity distribution agreement for net proceeds of $61.2 million, at a weighted average price of $25.94.

In April 2008, PNM filed a new shelf registration statement for the issuance of up to $750.0 million of senior unsecured notes that was declared effective on April 29, 2008.  As of February 20, 2009, PNM had $600.0 million of remaining unissued securities registered under this and a prior shelf registration statement.

As discussed above and in Note 6, the recent disruption in the current credit markets has had a significant adverse impact on a number of financial institutions and several of the financial institutions that the Company deals with have been impacted. However, at this point in time, the Company’s liquidity has not been materially impacted by the current credit environment and management does not expect that it will be materially impacted in the near-future.

Information concerning PNMR’s common stock, dividends, and recent financing activities is set forth above as well as in Note 5 and Note 6.

Off-Balance Sheet Arrangements

PNMR’s off-balance sheet arrangements include PNM’s operating lease obligations for PVNGS Units 1 and 2, the EIP transmission line and the entire output of Delta, a 132 MW gas-fired generating plant.

In 1985 and 1986, PNM consummated sale and leaseback transactions for its interest in PVNGS Units 1 and 2. The original purpose of the sale-leaseback financing was to lower revenue requirements and to levelize the ratemaking impact of PVNGS being placed in-service.  The lease payments reflected lower capital costs as the equity investors were able to capitalize the investment with greater leverage than PNM and because the sale transferred tax benefits that PNM could not fully utilize.  Under traditional ratemaking, the capital costs of ownership of a major rate base addition, such as a nuclear plant, are front-end loaded.  The revenue requirements are high in the initial years and decline over the life of the plant as depreciation occurs.  On the other hand, the lease payments are level over the lease term.  The leases, which expire in 2015 and 2016, contain options to renew the leases or to purchase the property for fair market value at the end of the lease terms.  PNM is analyzing this matter, to determine which option or options to pursue.

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

For reasons similar to the above, PNM built the EIP Transmission Line and sold it in sale and leaseback transactions in 1985.  The EIP line is 216 miles long and runs from near Albuquerque to the Texas-New Mexico border.  It is a 345 kilovolt line with a capacity of 200 MW and is one of two interconnections in New Mexico linking the Western regional electrical grid with the West Texas grid.  PNM currently owns 60% and operates 40% of the EIP line under the terms of a lease agreement extending into 2015 with renewal and a fair market value purchase option.

In addition to operating costs, PNM is required to make payments under these leases.  The future lease payments shown below for the PVNGS and EIP leases have been reduced by amounts that will be returned to PNM through its ownership in related lessor notes.  See Investments in Note 1 and Note 7.

			Delta
	PVNGS(a)		Person
	Units 1&2	EIP	PPA	Total
	(In thousands)
2009	$16,434	$59	$5,956	$22,449
2010	15,249	112	5,956	21,317
2011	16,071	54	5,956	22,081
2012	27,853	1,196	5,956	35,005
2013	30,357	2,845	5,956	39,158
Thereafter	60,178	4,267	39,209	103,654
Total	$166,142	$8,533	$68,989	$243,664

(a)  Included in PVNGS lease payments above are lease payments to PNMR of approximately $2.5 million per year, totaling $20.2 million for the contract life, net of amounts returned to PNM through payments on the PVNGS lessor notes.

See Sources of Power and Note 7 for additional information.

Commitments and Contractual Obligations

The following table sets forth PNMR’s long-term contractual obligations as of December 31, 2008. See also Note 7 for further details about the Company’s significant leases, including those for PNM and TNMP:

	Payments Due
				2014 and
Contractual Obligations	2009	2010 -2011	2012 - 2013	Thereafter	Total
	(In thousands)

Long-term debt (a)	$205,694	$4,377	$4,917	$1,369,870	$1,584,858
Interest on long-term debt (b)	107,657	201,585	201,044	548,824	1,059,110
Operating leases (g)	29,644	57,364	87,624	100,956	275,588
PPAs (e)	23,523	28,651	14,641	21,843	88,658
Coal contracts (c)	56,419	117,065	122,554	233,281	529,319
Outsourcing	22,468	46,404	44,488	8,746	122,106
Pension and retiree medical (f)	2,833	66,925	110,029	-	179,787
Other purchase obligations (d)	304,800	587,900	493,800	-	1,386,500

Total (h)	$753,038	$1,110,271	$1,079,097	$2,283,520	$5,225,926

(a)
Represents total long-term debt, including $167.7 million repaid in January 2009 and $36.0 million that is subject to mandatory repurchase and remarketing on July 1, 2009, but excluding unamortized discount of $0.2 million.

(b)	Represents interest payments during the period.
(c)	Represents only certain minimum payments that may be required under the coal contracts if no deliveries are made.
(d)
Represents forecasted capital expenditures, under which substantial commitments have been made. The Company only forecasts capital expenditures for the next five years. Budgeted construction expenditures of $2.0 million for PNM Gas prior to it being sold on January 30, 2009, are included in the 2009 amount above.

(e)	PPA amounts do not include amounts for Valencia that PNM is obligated to pay since Valencia is consolidated by PNM in accordance with FIN 46R. See Note 9.
(f)	The Company only forecasts funding for its pension and retiree medical plan for the next five years.
(g)	The operating lease amounts are net of amounts to be returned to PNM as payments on its investments in related lessor notes. See Investments in Note 1 and Note 7.
(h)
PNMR is unable to reasonably estimate the timing of FIN 48 liability and interest payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.  Therefore, PNMR’s FIN 48 liability of $16.4 million and FIN 48 interest payable of $0.2 million are not reflected in this table.

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

The PNMR Facility, the PNM Facility, and the TNMP Facility contain “ratings triggers,” for pricing purposes only.  If PNMR, PNM, or TNMP is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost, respectively.  In addition, these facilities contain contingent requirements that require the maintenance of debt-to-capital ratios, including for PNMR and PNM the present value of payments under the

PVNGS and EIP leases as debt, of less than 65%.  If such ratio were to exceed 65%, the entity could be required to repay all borrowings under its facility, be prevented from drawing on the unused capacity under the facility, and be required to provide security for all outstanding letters of credit issued under the facility.

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

PNM's standard purchase agreement for the procurement of gas for its fuel needs contains a contingent requirement that could require PNM to provide security for its gas purchase obligations if the seller were to reasonably believe that PNM was unable to fulfill its payment obligations under the agreement.

The master agreement for the sale of electricity in the WSPP contains a contingent requirement that requires PNM to provide security if its debt falls below investment grade rating.  Additionally, both PNM and FCP utilize standard derivative contracts to financially hedge and trade energy. These agreements contain contingent requirements that require PNM or PNMR to provide security if its debt falls below investment grade rating. The Company has provided the required security under these agreements.  The WSPP agreement also contains a contingent requirement, commonly called a material adverse change provision, which could require PNM to provide security if a material adverse change in its financial condition or operations were to occur.

No other conditions have occurred that would result in any of the above contingent provisions being implemented.

Capital Structure

The capitalization tables below include the current maturities of long-term debt, but do not include short-term debt and do not include operating lease obligations as debt.

	December 31,
PNMR	2008	2007

Common equity	49.3%	50.0%
Convertible preferred stock	3.0%	-
Preferred stock of subsidiary	0.3%	0.3%
Long-term debt	47.4%	49.7%
Total capitalization	100.0%	100.0%

PNM

Common equity	55.7%	57.8%
Preferred stock	0.5%	0.5%
Long-term debt	43.8%	41.7%
Total capitalization	100.0%	100.0%

TNMP

Common equity	71.6%	57.8%
Long-term debt	28.4%	42.2%
Total capitalization	100.0%	100.0%

OTHER ISSUES FACING THE COMPANY

Climate Change Issues

In May 2007, the U.S. Supreme Court held that the EPA has the authority to regulate GHG under the Clean Air Act.  This decision, coupled with an increased focus in Congress on legislation to address climate change, has heightened the importance of this issue for the energy industry.   Although there continues to be debate over the details and best design for state and federal programs, increased state and federal legislative and regulatory activities calling for regulation of GHG indicate that climate change protection legislation and regulation are likely in the future.

On July 30, 2008, EPA published the Greenhouse Gas Advanced Notice of Proposed Rulemaking.  This notice represents EPA’s next step in responding to the Supreme Court case.  The notice identified, but did not choose among, options for GHG regulation and requested comments on the options presented.   Absent Congressional action, in due course we would expect the EPA to adopt regulations relating to GHG.

In addition, several legislative initiatives are under consideration in Congress that would regulate GHG. These initiatives range from general limitations on GHG to the imposition of a so-called “cap and trade” system to the imposition of a tariff on GHG.  It is unclear whether or when legislation will be passed, although the new administration and several leading members of Congress have expressed their intent to pass legislation as soon as practicable.

Approximately 82.6% of PNM’s owned and leased generating capacity consists of coal or gas-fired generation that produces GHG.  All of Optim Energy’s owned generation produces GHG.  Based on our current plans, we do not expect our output of GHG to increase significantly in the near-term.  Many factors affect the amount of GHG, including plant performance.  For example, if PVNGS experienced prolonged outages, it may require PNM to depend on other power supply resources such as gas-fired generation, which could increase GHG. Because of our dependence on fossil-fueled generation, any legislation that imposes a limit or cost on GHG will impact the cost at which we produce electricity.    While we expect to be entitled to recover that cost through our rates, the timing and outcome of proceedings for cost recovery is uncertain.  In addition, to the extent that we recover any additional costs through rates, our customers may reduce their demand, relocate facilities to other areas with lower energy costs or take other actions that ultimately will adversely impact us.

Given the geographic location of our facilities and customers, we generally have not been exposed to the extreme weather events, , and other physical impacts commonly attributed to climate change, with the possible exception of drought conditions periodically, and we generally do not expect physical changes to be of material consequence to us in the near-term. Drought conditions in northwestern New Mexico could impact the availability of water for cooling the coal plants.  Water shortage sharing agreements have been in place since 2003 although no shortage has been declared due to sufficient snow pack in the San Juan Basin.  PNM also has a supplemental water contract in place with the Jicarilla Tribe to help address any water shortages from primary sources. The contract expires December 31, 2016.

In 2006, the Company became a founding member of the United States Climate Action Partnership (“USCAP”), a coalition currently consisting of 35 businesses and national environmental organizations calling on the federal government to enact national legislation to reduce GHG at the earliest practicable date.   USCAP released A Call To Action, a set of principles and recommendations outlining a policy framework for federal climate protection legislation in January 2007, and released its Blueprint for Legislative Action to the U.S. Congress and the Obama Administration in December 2008.   As a member of USCAP, it is the Company’s position that a mandatory, economy-wide, market-driven approach that includes a cap and trade program, combined with other complementary state and federal policies, is the most cost effective and environmentally efficient means of addressing GHG reductions.  The Company intends to continue working with USCAP, government agencies, and Congress to advocate for federal action to address this challenging environmental issue that is closely linked with the U.S. economy, energy supply, and energy security.

In 2008, PNMR’s interests in generating plants, through PNM and Optim Energy, emitted approximately 7.9 million metric tons of carbon dioxide, the vast majority of its GHG.  By comparison, the total GHG in the United States in 2006, the latest year for which the EPA has compiled this data, were approximately 7 billion metric tons, of which approximately 6 billion metric tons were carbon dioxide.  Electricity generation accounted for approximately 2.3 billion metric tons of the carbon dioxide emissions.

PNM has several programs underway to mitigate its GHG, and thereby to reduce its climate change risk.  These include the release of two RFPs in mid-2008 for additional renewable generation capacity and the launch of customer-owned solar generation programs. PNM expects to produce approximately 35,000 GWh of electricity from renewable resources over the next 19 years avoiding nearly 20 million metric tons of GHG. Also in 2008, PNM filed requests for approval to implement additional electric energy efficiency and load management programs with the NMPRC and expects approval this year. Over the next 19 years, PNM projects the expanded energy efficiency and load management programs will provide the equivalent of approximately 15,000 GWh of electricity, which will avoid about 8.5 million metric tons of GHG. These estimates are subject to change given that it is difficult to compute estimated avoidance accurately because of the many variables that impact it, including changes in demand for electricity.

The Board is updated by management and regularly considers the issues around climate change, our GHG and potential financial consequences that might result from climate change and the possible regulation of GHG.  In particular, our management periodically reports to the Board on all of the matters discussed in this section.  On December 9, 2008, the Board established a new stand-alone committee, the Public Policy and Sustainability Committee, and approved a charter of its delegated responsibilities. This committee will review Company practices and procedures to assess the sustainability impacts of our operations and products on the environment.  This committee will also have responsibility to review the Company’s environmental management systems, monitor the implementation of the Company’s corporate environmental policy, monitor the promotion of energy efficiency, and our use of renewable energy resources.  The committee will advise the Board on a regular basis regarding the Company’s activities and initiatives in these areas.

Pursuant to New Mexico law, each utility must submit an integrated resource plan to the NMPRC every three years to evaluate renewable energy, energy efficiency, load management, distributed generation and conventional supply-side resources on a consistent and comparable basis.  The integrated resource plan is required to take into consideration risk and uncertainty of fuel supply, price volatility and costs of anticipated environmental regulations when evaluating resources options to meet supply needs of PNM’s customers.  The NMPRC issued an order in June 2007, requiring that New Mexico utilities factor a standardized cost of carbon emissions into their integrated resource plans using prices ranging between $8 and $40 per metric ton of CO2 emitted and escalating these costs by 2.5% per year.  Under the NMPRC order, each utility must analyze these standardized prices as projected operating costs in 2010 and thereafter.  Reflecting the developing nature of this issue, the NMPRC order states that these prices may be changed in the future to account for additional information or changed circumstances.   PNM is required, however, to use these prices for purposes of its integrated resource plan, and the prices may not reflect the costs that it ultimately will incur.  PNM’s integrated resource plan was filed with the NMPRC on September 16, 2008. The analysis showed that incorporation of the NMPRC required carbon emissions costs did not significantly change the dispatch of existing facilities nor the resource decisions regarding future facilities over the next 20 years.  Much higher GHG costs than assumed in the NMPRC analysis are necessary to impact the dispatch of existing resources or future resource decisions. The primary consequence of GHG costs was an increase to generation portfolio costs.

In 2007, five western states (Arizona, California, New Mexico, Oregon and Washington) entered into an accord, called the Western Regional Climate Action Initiative (the “WCI”), to reduce GHG from automobiles and certain industries, including utilities.  Since then, Montana, Utah, British Columbia, Manitoba, Ontario, and Quebec have joined as partners in the WCI.    The WCI released design recommendations for elements of a regional cap and trade program on September 23, 2008, and has created several subcommittees to develop detailed implementation recommendations.  The subcommittees are slated to complete their work in 2010.  Under the WCI recommendations, GHG from the electricity sector and fossil fuel consumption of the industrial and commercial sectors will be capped at then current levels and subject to regulation starting in 2012.  Over time, producers will be required to reduce their GHG.   Implementation of the design elements for GHG reductions will fall to each state and province.  In New Mexico, PNM believes this will require new legislation and rulemaking.  The Company expects to participate in the legislative and rulemaking processes in New Mexico and will not be able to fully assess the implications of New Mexico regulation of GHG until the legislative and rulemaking processes have progressed significantly.

In December 2008, New Energy Economy (“NEE”), a non-profit environmental advocacy organization, petitioned the New Mexico Environmental Improvement Board (“EIB”) to amend existing regulations and adopt new regulations requiring a cap on GHG, including a statewide GHG limit of 25% below 1990 levels by 2020.  The program provides for an absolute cap without the ability to trade capacity with others.  The EIB ordered legal briefs to be filed on the issue of the EIB’s authority to regulate GHG.  The EIB has agreed to conduct a hearing in August 2009 on the NEE petition.  We do not know whether, when or how the EIB will respond to the NEE petitions and have not determined what the impact would be on us.

  Also in February 2009, legislation was introduced in the New Mexico legislature proposing to require the implementation by EIB of a cap and trade system designed to reduce GHG.  We do not know whether, when or how the legislature will act upon the proposed legislation and have not determined what its impact would be on us.

The regulation of GHG is expected to have a material impact on the utility industry both in terms of increased costs associated with fossil fuels and increased opportunities associated with fuels other than fossil fuels, but it is premature to attempt to quantify the possible costs and other implications of these impacts on the Company.

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

Unbilled Revenues

As discussed in Note 1, the Company records unbilled revenues representing management's assessment of the estimated amount customers will be billed for services rendered between the meter-reading dates in a particular month and the end of that month. Management estimates unbilled revenues based on sales recorded in the billing system, taking into account weather impacts. The method is consistent with the approach to normalization employed for rate case billing determinants and the load forecast. To the extent the estimated amount differs from the amount subsequently billed, revenues will be affected. Unbilled revenues are separately reported on the Consolidated Balance Sheets of PNMR, PNM and TNMP.

Regulatory Accounting

The Company is subject to the provisions of SFAS 71, as discussed in Note 1. Accordingly, the Company has recorded assets and liabilities resulting from the effects of the ratemaking process, which would not be recorded under GAAP for non-regulated entities.  The Company's continued ability to meet the criteria for application of SFAS 71 may be affected in the future by competitive forces and restructuring in the electric industry. In the event that SFAS 71 no longer applies to all or a separable portion of the Company's operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism is provided.

The Company evaluates whether or not recovery of regulatory assets through future rates is probable and make various assumptions in those analyses. The expectations of future recovery are generally based on orders issued by regulatory commissions or historical experience, as well as discussions with applicable regulatory authorities.  If future recovery of these costs ceases to be probable, the utility would be required to record a charge in current period earnings for the portion of the costs that were not recoverable.

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

Goodwill and non-amortizable other intangible assets are evaluated for impairment in accordance with SFAS 142 at least annually, or more frequently if events and circumstances indicate that the goodwill and intangible assets might be impaired. Amortizable other intangible assets are evaluated for impairment in accordance with SFAS 144 when events and circumstances indicate that the assets might be impaired.

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

Derivatives

The Company follows the provisions set forth under SFAS 133. SFAS 133 establishes accounting and reporting standards requiring derivative instruments to be recorded in the balance sheet as either an asset or liability measured at their fair value. SFAS 133 also requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting or normal purchase and sale criteria are met. Special accounting for qualifying hedges requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. These rules allow derivative gains and losses for fair-value hedges to offset related results on the hedged item in the statement of earnings.  SFAS 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of accumulated other comprehensive income and be reclassified into earnings in the period during which the hedged forecasted transaction affects earnings. The results of hedge ineffectiveness and the portion of the change in fair value of a derivative that an entity has chosen to exclude from hedge effectiveness are required to be presented in current earnings.

Pension and Other Postretirement Benefits

 The Company maintains qualified defined benefit pension plans, postretirement benefit plans providing medical and dental benefits, and executive retirement programs. The net periodic benefit income (cost) and the calculation of the projected benefit obligations are both recognized in the Company’s financials statements and depend on investment performance, the level of contributions made to the plans, and employee demographics. They both require the use of a number of actuarial assumptions and estimates.  The most critical of the actuarial assumption are the expected long-term rate of return, the discount rate, and projected health care cost trend rates.  The Company reviews and evaluates its actuarial assumptions annually and adjusts them as necessary.  See Note 12

Accounting for Contingencies

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

Contingencies related to litigation and claims, as well as environmental and regulatory matters, also require the use of significant judgment and estimation.  The Company attempts to take into account all know factors when determining the proper accrual, however the actual outcomes can vary from the amount accrued.

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

MD&A FOR PNM

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

PNM’s continuing operations are presented in the PNM Electric segment, which is identical to the segment presented above in Results of Operations for PNMR.  PNM’s discontinued operations are presented in the PNM Gas segment, which is identical to the total earnings from discontinued operations, net of income taxes, shown on the Consolidated Statements of Earnings for both PNM and PNMR.  See Note 23.

MD&A FOR TNMP

RESULTS OF OPERATIONS

TNMP operates in one reportable segment, TNMP Electric, as presented above in Results of Operations for PNMR.  However, effective January 1, 2007, TNMP’s New Mexico operations were transferred to PNM Electric and are reported as discontinued operations in TNMP’s Consolidated Statement of Earnings for 2006.  These operations are not presented as discontinued in PNMR segment presentation.  Accordingly, information concerning TNMP’s results of operations for 2007 compared to 2006 is presented below, whereas information comparing 2008 to 2007 is the same as the TNMP Electric segment in Results of Operations for PNMR above.

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

The table below summarizes the significant changes to operating revenues, gross margin, earnings before income taxes, and net earnings:

	2007/2006 Change
			Earnings
			Before
	Total	Gross	Income	Net
	Revenues	Margin	Taxes	Earnings
		(In millions)

Retail growth	$4.1	$4.1	$4.1	$2.7
Rate decrease/synergy savings	-	-	1.5	1.0
PUCT order	16.4	16.4	3.9	2.5
Rate case expenses	-	-	-	-
Operational costs	-	-	(1.7)	(1.1)
Debt reduction	-	-	3.0	2.0
Discontinued operations	-	-	-	(3.6)
Other	2.0	0.1	0.4	(0.8)
Total increase (decrease)	$22.5	$20.6	$11.2	$2.7

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

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

PNMR controls the scope of its various forms of risk through a comprehensive set of policies and procedures and oversight by senior level management and the Board.  The Board’s Finance Committee sets the risk limit parameters.  The RMC, comprised of corporate and business segment officers and other managers, oversees all of the risk management activities, which include commodity price, credit, equity, interest rate and business risks.  The RMC has oversight for the ongoing evaluation of the adequacy of the risk control organization and policies.  PNMR has a risk control organization, headed by the Vice President and Treasurer, which is assigned responsibility for establishing and enforcing the policies, procedures and limits and evaluating the risks inherent in proposed transactions, on an enterprise-wide basis.

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

The RMC also proposes risk limits, such as VaR and GEaR, to the Finance Committee.  The Finance Committee ultimately sets the risk limits.

It is the responsibility of each business segment to create its own control procedures and policies within the parameters established by the Corporate Financial Risk Management Policy, approved by the Finance Committee.  The RMC reviews and approves these policies, which are created with the assistance of the Corporate Controller, Director of Internal Audit, and the Vice President and Treasurer.  Each business segment’s policies address the following controls:  authorized risk exposure limits; authorized instruments and markets; authorized personnel; policies on segregation of duties; policies on mark-to-market accounting; responsibilities for deal capture; confirmation procedures; responsibilities for reporting results; statement on the role of derivative transactions; and limits on individual transaction size (nominal value).

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

Commodity Risk

Marketing and procurement of energy often involve market risks associated with managing energy commodities and establishing open positions in the energy markets, primarily on a short-term basis.  These risks fall into three different categories:  price and volume volatility, credit risk of counterparties, and adequacy of the control environment.  The Company’s operations subject to market risk routinely enter into various derivative instruments such as forward contracts, option agreements and price basis swap agreements to hedge price and volume risk on power commitments and fuel requirements and to minimize the risk of market fluctuations in wholesale portfolios.

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

First Choice is responsible for energy supply related to the sale of electricity to retail customers in Texas.  TECA contains no provisions for the specific recovery of fuel and purchased power costs.  The rates charged to First Choice customers are negotiated with each customer.  As a result, changes in purchased power costs will affect First Choice’s operating results.  First Choice is exposed to market risk to the extent that its retail rates or cost of supply fluctuates with market prices.  Additionally, fluctuations in First Choice retail load requirements greater than anticipated may subject First Choice to market risk.  First Choice’s basic strategy is to minimize its exposure to fluctuations in market energy prices by matching fixed price sales contracts with supply instruments designed to preserve targeted margins.  In 2008, First Choice ended speculative trading.

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is based on current market quotes as available and are supplemented by modeling techniques and assumptions made by the Company to the extent quoted market prices or volatilities are not available.  External pricing input availability varies based on commodity location, market liquidity, and term of the agreement.  The Company regularly assesses the validity and availability of pricing data of its derivative transactions.  Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique.

Effective January 1, 2008, the Company determines the fair market values of its instruments based on the fair value hierarchy established in SFAS 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs for the asset or liability.  Multiple sources of broker data are referenced to triangulate reasonable ranges of values and to facilitate validation of Level 2 and Level 3 commodity transactions.

The following table shows the net fair value of mark-to-market energy contracts included in the Consolidated Balance Sheets.  See Note 8 for additional information.

	December 31, 2008
	Trading	Economic Hedges	Total
PNMR	(In thousands)
Mark-to-market energy contracts:
Current asset	$19,469	$5,699	$25,168
Long-term asset	7,594	2,060	9,654
Total mark-to-market assets	27,063	7,759	34,822
Current liability	(18,142)	(12,630)	(30,772)
Long-term liability	(6,365)	(551)	(6,916)
Total mark-to-market liabilities	(24,507)	(13,181)	(37,688)

Net fair value of mark-to-market energy contracts	$2,556	$(5,422)	$(2,866)

PNM
Mark-to-market energy contracts:
Current asset	$347	$2,976	$3,323
Long-term asset	-	2,060	2,060
Total mark-to-market assets	347	5,036	5,383
Current liability	(86)	(7,785)	(7,871)
Long-term liability	-	(551)	(551)
Total mark-to-market liabilities	(86)	(8,336)	(8,422)

Net fair value of mark-to-market energy contracts	$261	$(3,300)	$(3,039)

	December 31, 2007
	Trading	Economic Hedges	Total
PNMR	(In thousands)
Mark-to-market energy contracts:
Current asset	$32,451	$15,060	$47,511
Long-term asset	8,335	37,359	45,694
Total mark-to-market assets	40,786	52,419	93,205
Current liability	(34,753)	(17,991)	(52,744)
Long-term liability	(7,610)	(47,564)	(55,174)
Total mark-to-market liabilities	(42,363)	(65,555)	(107,918)

Net fair value of mark-to-market energy contracts	$(1,577)	$(13,136)	$(14,713)

PNM
Mark-to-market energy contracts:
Current asset	$11	$13,562	$13,573
Long-term asset	-	37,359	37,359
Total mark-to-market assets	11	50,921	50,932
Current liability	(9)	(17,019)	(17,028)
Long-term liability	-	(47,565)	(47,565)
Total mark-to-market liabilities	(9)	(64,584)	(64,593)

Net fair value of mark-to-market energy contracts	$2	$(13,663)	$(13,661)

Under FSP FIN 39-1, the Company has elected not to offset the fair value amounts of derivative instruments under master netting arrangements or with the cash collateral associated with its derivative positions.

The following table details the changes in the net asset or liability balance sheet position from one period to the next for mark to market energy transactions:

	December 31, 2008
	Trading	Economic Hedges	Total
PNMR	(In thousands)
Sources of fair value gain (loss):
Net fair value at beginning of year	$(1,577)	$(13,136)	$(14,713)
Adoption of SFAS 157	-	17,253	17,253
Adjusted beginning fair value	(1,577)	4,117	2,540
Amount realized on contracts delivered during period	44,540	976	45,516
Changes in fair value	(41,701)	(10,895)	(52,596)
Net change recorded as mark-to-market	2,839	(9,919)	(7,080)
Unearned/prepaid option premiums	1,294	380	1,674
Net fair value at end of year	$2,556	$(5,422)	$(2,866)

PNM
Sources of fair value gain (loss):
Net fair value at beginning of year	$2	$(13,663)	$(13,661)
Adoption of SFAS 157	-	17,253	17,253
Adjusted beginning fair value	2	3,590	3,592
Amount realized on contracts delivered during period	(4,281)	(1,044)	(5,325)
Changes in fair value	4,540	(5,552)	(1,012)
Net change recorded as mark-to-market	259	(6,596)	(6,337)
Unearned/prepaid option premiums	-	(294)	(294)
Net fair value at end of year	$261	$(3,300)	$(3,039)

	December 31, 2007
	Trading	Economic Hedges	Total
PNMR	(In thousands)
Sources of fair value gain (loss):
Net fair value at beginning of year	$926	$2,540	$3,466
Amount realized on contracts delivered during period	6,306	12,445	18,751
Changes in valuation techniques	301	(4,403)	(4,102)
Changes in fair value	(7,817)	(15,970)	(23,787)
Net change recorded as mark-to-market	(1,210)	(7,928)	(9,138)
Unearned/prepaid option premiums	(1,293)	1,678	385
Reclass from deferred credits	-	(9,426)	(9,426)
Net fair value at end of year	$(1,577)	$(13,136)	$(14,713)

PNM
Sources of fair value gain (loss):
Net fair value at beginning of year	$43	$2,542	$2,585
Amount realized on contracts delivered during period	3,358	13,899	17,257
Changes in valuation techniques	332	(4,386)	(4,054)
Changes in fair value	(3,731)	(17,968)	(21,699)
Net change recorded as mark-to-market	(41)	(8,455)	(8,496)
Unearned/prepaid option premiums	-	1,676	1,676
Reclass from deferred credits	-	(9,426)	(9,426)
Net fair value at end of year	$2	$(13,663)	$(13,661)
The following table provides the maturity of the net assets (liabilities), giving an indication of when these mark-to-market amounts will settle and generate (use) cash.  The following values were determined using broker quotes and option models:

Fair Value of mark-to-market instruments at December 31, 2008

	Less than
	1 year	1-3 Years	4+ Years	Total
PNMR		(In thousands)
Trading	$1,327	$1,229	$-	$2,556
Economic hedges	(6,931)	1,467	42	(5,422)
Total	$(5,604)	$2,696	$42	$(2,866)
PNM
Trading	$261	$-	$-	$261
Economic hedges	(4,809)	1,467	42	(3,300)
Total	$(4,548)	$1,467	$42	$(3,039)

The net change in fair value of commodity derivative instruments designated as hedging instruments is summarized as follows:

	Year Ended December 31, 2008
	2008	2007
	Hedge Instruments
PNMR	(In thousands)
Change in fair value of energy contracts	$40,347	$(33,181)
Change in fair value of swaps and futures	(936)	1,667
Change in the fair value of options	(1,186)	437
Net change in fair value	$38,225	$(31,077)
PNM
Change in fair value of energy contracts	$40,349	$(39)
Change in fair value of swaps and futures	447	822
Net change in fair value	$40,796	$783

Risk Management Activities

PNM measures the market risk of its long-term contracts and wholesale activities using a VaR calculation to maintain total exposure within management-prescribed limits.  The VaR calculation reports the possible market loss for the respective transactions.  This calculation is based on the transaction’s fair market value on the reporting date.  Accordingly, the VaR calculation is not a measure of the potential accounting mark-to-market loss.  PNM utilizes the Monte Carlo simulation model of VaR.  The Monte Carlo model utilizes a random generated simulation based on historical volatility to generate portfolio values.  The quantitative risk information, however, is limited by the parameters established in creating the model.  The instruments being evaluated may trigger a potential loss in excess of calculated amounts if changes in commodity prices exceed the confidence level of the model used.  The VaR methodology employs the following critical parameters:  volatility estimates, market values of all contractual commitments, appropriate market-oriented holding periods, and seasonally adjusted correlation estimates.  The VaR calculation considers PNM’s forward position for calendar years 2009 and 2010.  PNM uses a holding period of three days as the estimate of the length of time that will be needed to liquidate the positions.  The volatility and the correlation estimates measure the impact of adverse price movements both at an individual position level as well as at the total portfolio level.  The two-tailed confidence level established is 95%.  For example, if VaR is calculated at $10.0 million, it is estimated that in 950 out of 1,000 market simulations the pre-tax gain or loss in liquidating the portfolio would not exceed $10.0 million in the three days that it would take to liquidate the portfolio.

PNM measures VaR for all transactions that are not directly asset-related and have economic risk.  For the year ended December 31, 2008, the average VaR amount for these transactions was $0.3 million with high and low VaR amounts for the period of $1.4 million and zero.  The VaR amount for these transactions at December 31, 2008 was less than $0.1 million.  For the year ended December 31, 2007, the average VaR amount for these transactions was $2.0 million with high and low VaR amounts for the period of $6.4 million and zero.  The total VaR amount for these transactions at December 31, 2007 was zero.

First Choice measures the market risk of its retail sales commitments and supply sourcing activities using a GEaR calculation to monitor potential risk exposures related to taking contracts to settlement and a VaR calculation to measure short-term market price impacts.

Because of its obligation to serve customers, First Choice must take certain contracts to settlement.  Accordingly, a measure that evaluates the settlement of First Choice’s positions against earnings provides management with a useful tool to manage its portfolio.  First Choice uses a hold-to-maturity at risk for 12 months calculation for its GEaR measurement.  The calculation utilizes the same Monte Carlo simulation approach described above at a 95% confidence level and includes the retail load and supply portfolios. Management believes the VaR results are a reasonable approximation of the potential variability of earnings against forecasted earnings.  The quantitative risk information, however, is limited by the parameters established in creating the model.  The instruments being evaluated may trigger a potential loss in excess of calculated amounts if changes in commodity prices exceed the confidence level of the model used.  The GEaR calculation considers First Choice’s forward position for the next twelve months and holds each position to settlement.  The volatility and the correlation estimates measure the impact of adverse price movements both at an individual position level as well as at the total portfolio level.  For example, if GEaR is calculated at $10.0 million, it is estimated that in 950 out of 1,000 market scenarios calculated by the model the losses against the Company’s forecasted earnings over the next twelve months would not exceed $10.0 million.

For the year ended December 31, 2008, the average GEaR amount was $16.1 million, with high and low GEaR amounts for the period of $44.3 million and $6.0 million.  The total GEaR amount at December 31, 2008 was $10.2 million.  For the year ended December 31, 2007, the average GEaR amount for these transactions was $16.2 million, with high and low GEaR amounts for the period of $27.1 million and $5.7 million.  The total GEaR amount for these transactions at December 31, 2007 was $23.3 million.

First Choice utilizes a short-term VaR measure to manage its market risk.  The VaR limit is based on the same total portfolio approach as the GEaR measure; however, the VaR measure is intended to capture the effects of changes in market prices over a 10-day holding period.  This holding period is considered appropriate given the nature of First Choice’s supply portfolio and the constraints faced by First Choice in the ERCOT market.  The calculation utilizes the same Monte Carlo simulation approach described above at a 95% confidence level.  The VaR amount for these transactions was $1.0 million at December 31, 2008.  For the year ended December 31, 2008, the high, low and average mark-to-market VaR amounts were $12.1 million, $0.9 million and $3.8 million.  The VaR amount for these transactions was $4.4 million at December 31, 2007.  For the year ended December 31, 2007, the high, low and average mark-to-market VaR amounts were $6.2 million, $0.6 million and $3.3 million.

In 2008, FCP discontinued the use of a second VaR limit established for First Choice speculative trading transactions, which were subject to mark-to-market accounting as defined by SFAS 133 following the decision to cease speculative trading activity.  This calculation captured the effect of changes in market prices over a 3-day holding period and utilized the same Monte Carlo simulation approach described above at a 95% confidence level.  The use of this VaR limit ended in November 2008 pursuant to the decision to end speculative trading earlier in the year.  During 2008, the high, low and average mark-to-market VaR amounts were $3.5 million, less than $0.1 million and $0.6 million.  The VaR amount for these transactions was $1.7 million at December 31, 2007.  For the year ended December 31, 2007, the high, low and average mark-to-market VaR amounts were $4.4 million, $0.1 million and $1.5 million.

The Company's risk measures are regularly monitored by the Company's RMC.  The RMC has put in place procedures to ensure that increases in risk measures that exceed the prescribed limits are reviewed and, if deemed necessary, acted upon to reduce exposures.  As discussed in MD&A Results of Operations, First Choice experienced speculative pre-tax trading losses of $47.1 million in the first quarter of 2008. These transactions triggered exceedences of the GEaR limit and the 10-day VaR limit. These occurrences resulted in numerous meetings between the RMC and First Choice management and ultimately the decision to exit the basis transactions and speculative trading.

The VaR and GEaR limits represent an estimate of the potential gains or losses that could be recognized on the Company’s portfolios, subject to market risk, given current volatility in the market, and are not necessarily indicative of actual results that may occur, since actual future gains and losses will differ from those estimated.  Actual gains and losses may differ due to actual fluctuations in market prices, operating exposures, and the timing thereof, as well as changes to the underlying portfolios during the year.

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

The following table provides information related to credit exposure as of December 31, 2008.  The table further delineates that exposure by the credit worthiness (credit rating) of the counterparties and provides guidance as to the concentration of credit risk to individual counterparties.

Schedule of Credit Risk Exposure
December 31, 2008

			Net
	(b)	Number	Exposure
	Net	of	of
	Credit	Counter	Counter-
	Risk	-parties	parties
Rating (a)	Exposure	>10%	>10%
	(Dollars in thousands)
PNMR
External ratings:
Investment grade	$123,853	3	$106,428
Non-investment grade	7		-
Internal ratings:
Investment grade	2,483		-
Non-investment grade	679		-
Total	$127,022		$106,428

PNM
External ratings:
Investment grade	$117,778	3	$106,428
Non-investment grade	7		-
Internal ratings:
Investment grade	2,483		-
Non-investment grade	673		-
Total	$120,941		$106,428

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

The following table provides an indication of the maturity of credit risk by credit ratings of the counterparties.

Maturity of Credit Risk Exposure
December 31, 2008

			Greater	Total
	Less than		than	Net
Rating	2 Years	2-5 Years	5 Years	Exposure
		(In thousands)
PNMR
External ratings:
Investment grade	$116,374	$7,388	$91	$123,853
Non-investment grade	7	-	-	7
Internal ratings:
Investment grade	2,483	-	-	2,483
Non-investment grade	679	-	-	679
Total	$119,543	$7,388	$91	$127,022

PNM
External ratings:
Investment grade	$110,372	$7,315	$91	$117,778
Non-investment grade	7	-	-	7
Internal ratings:
Investment grade	2,483	-	-	2,483
Non-investment grade	673	-	-	673
Total	$113,535	$7,315	$91	$120,941

The Company provides for losses due to market and credit risk.  Credit risk for PNMR's and PNM’s largest counterparty as of December 31, 2008 and December 31, 2007 was $ 52.3 million and $77.2 million.

Interest Rate Risk

PNMR has long-term debt which subjects it to the risk of loss associated with movements in market interest rates.  The majority of PNMR’s long-term debt is fixed-rate debt, and therefore, does not expose PNMR’s earnings to a major risk of loss due to adverse changes in market interest rates.  However, the fair value of all long-term debt instruments would increase by approximately 2.88%, if interest rates were to decline by 50 basis points from their levels at December 31, 2008.  In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if PNM were to reacquire all or a portion of its debt instruments in the open market prior to their maturity.

The securities held by PNM in the NDT and in trusts for pension and other post-employment benefits had an estimated fair value of $495.5 million at December 31, 2008, of which 30.9% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates.  If interest rates were to increase by 50 basis points from their levels at December 31, 2008, the decrease in the fair value of the fixed-rate securities would be 3.1%, or $4.9 million.  PNM does not currently recover or return through rates any losses or gains on these securities.  The securities held by TNMP in trusts for pension and other post-employment benefits had an estimated fair value of $59.2 million at December 31, 2008, of which 24.8% were fixed-rate debt securities that subject TNMP to risk of loss of fair value with movements in market interest rates.  If interest rates were to increase by 50 basis points from their levels at December 31, 2008, the decrease in the fair value of the fixed-rate securities would be 3.6%, or $0.6 million.  PNM, therefore, is at risk for shortfalls in its funding of its obligations due to investment losses, included those from the equity market and alternatives investment risks discussed below.

Equity Market Risk

The NDT and trusts established for PNM’s pension and post-employment benefits hold certain equity securities at December 31, 2008.  These equity securities also expose PNM to losses in fair value.  Equity securities comprised 49.2% of the securities held by the various PNM trusts as of December 31, 2008.  PNM does not recover or earn a return through rates on any losses or gains on these equity securities.  The trusts established for TNMP’s pension and post-employment benefits hold certain equity securities.  These equity securities also expose TNMP to losses in fair value.  Equity securities comprised 43.9% of the securities held by the TNMP trusts as of December 31, 2008.  TNMP does not recover or earn a return through rates on any losses or gains on these equity securities.  There has been a significant decline in the general price levels of marketable equity securities in late 2008 and in early 2009. The impacts of these declines on future funding and expense will not be quantified until the funding and expense valuations for 2009 are performed.  However, it is likely that increased levels of funding will be required and additional amounts will be recorded as expense although the Company does not believe the increases will materially impact its liquidity or results of operations.

Alternatives Investment Risk

The Company has a target of investing 20% of its pension assets in the alternatives asset class. This includes real estate, private equity, and hedge funds. The private equity and hedge fund investments are limited partner structures that are multi-manager multi-strategy funds. This investment approach gives broad diversification and minimizes risk compared to a direct investment in any one component of the funds. The general partner oversees the selection and monitoring of the underlying managers. The Company’s Corporate Investment Committee, assisted by its investment consultant, monitors the performance of the funds and general partner’s investment process. There is risk associated with these funds due to the nature of the strategies and techniques and the use of investments that do not have readily determinable fair value.  The valuation of the alternative asset class has also been impacted by the significant decline in the general price levels of marketable equity securities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

Management’s Annual Report on Internal Control Over Financial Reporting

Management of PNM Resources, Inc. and subsidiaries (“PNMR”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

Management assessed the effectiveness of PNMR’s internal control over financial reporting based on the Internal Control – Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment performed, management concludes that PNMR’s internal control over financial reporting was effective as of December 31, 2008.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on PNMR’s internal control over financial reporting which is included herein.

/s/ Jeffry E. Sterba
Jeffry E. Sterba,
Chairman and
Chief Executive Officer

/s/ Charles Eldred
Charles Eldred
Executive Vice President and
Chief Financial Officer

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Public Service Company of New Mexico and subsidiaries (“PNM”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

Management assessed the effectiveness of PNM’s internal control over financial reporting based on the Internal Control – Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment performed, management concludes that PNM’s internal control over financial reporting was effective as of December 31, 2008.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on PNM’s internal control over financial reporting which is included herein.

/s/ Patricia K. Collawn
Patricia K. Collawn,
President and Chief Executive Officer

/s/ Charles Eldred
Charles Eldred
Executive Vice President and
Chief Financial Officer

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Texas-New Mexico Power Company and subsidiaries (“TNMP”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

Management assessed the effectiveness of TNMP’s internal control over financial reporting based on the Internal Control – Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment performed, management concludes that TNMP’s internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the TNMP's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the TNMP's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

/s/ Patricia K. Collawn
Patricia K. Collawn,
President and
Chief Executive Officer

/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PNM Resources, Inc.
Albuquerque, New Mexico

We have audited the internal control over financial reporting of PNM Resources, Inc. and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules of the Company as of and for the year ended December 31, 2008 and our reports dated March 2, 2009, relating to the financial statements and financial statement schedules, respectively, of the Company expressed an unqualified opinion on those consolidated financial statements and financial statement schedules, and included an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment and Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R in 2006, the adoption of Financial Accounting Standards Board Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes in 2007, and the adoption of Statement of Financial Accounting Standards No. 157, Fair Value Measurements in 2008.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Public Service Company of New Mexico
Albuquerque, New Mexico

We have audited the internal control over financial reporting of Public Service Company of New Mexico and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules of the Company as of and for the year ended December 31, 2008 and our reports dated March 2, 2009, relating to the financial statements and financial statement schedules, respectively, of the Company expressed an unqualified opinion on those consolidated financial statements and financial statement schedules, and included an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment and Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R in 2006, the adoption of Financial Accounting Standards Board Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes in 2007, and the adoption of Statement of Financial Accounting Standards No. 157, Fair Value Measurements in 2008.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PNM Resources, Inc.
Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheets of PNM Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of earnings (loss), changes in common stockholders’ equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PNM Resources, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 13 and 12, respectively, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment and Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R in 2006.  As discussed in Note 11 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes in 2007.  As discussed in Note 8 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements in 2008.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Public Service Company of New Mexico
Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheets of Public Service Company of New Mexico and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of earnings (loss), changes in common stockholder’s equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Public Service Company of New Mexico and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 13 and 12, respectively, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment and Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R in 2006. As discussed in Note 11 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes in 2007.  As discussed in Note 8 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements in 2008.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Texas-New Mexico Power Company
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of Texas-New Mexico Power Company and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of earnings (loss), statements of changes in common stockholder’s equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Texas-New Mexico Power Company and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 2, 2009

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)
Operating Revenues:
Electric	$1,959,241	$1,912,824	$1,962,174
Other	281	1,205	1,186
Total operating revenues	1,959,522	1,914,029	1,963,360

Operating Expenses:
Cost of energy	1,239,854	1,121,525	1,084,245
Administrative and general	253,311	214,588	218,343
Energy production costs	193,899	201,483	163,282
Impairment of goodwill and other intangible assets	221,769	-	-
Regulatory disallowances	30,248	-	-
Depreciation and amortization	144,362	135,695	130,662
Transmission and distribution costs	58,702	57,774	54,030
Taxes other than income taxes	47,191	57,922	62,965
Total operating expenses	2,189,336	1,788,987	1,713,527
Operating income (loss)	(229,814)	125,042	249,833

Other Income and Deductions:
Interest income	24,096	43,154	36,013
Gains (losses) on investments held by NDT	(15,233)	11,599	5,844
Other income	6,478	7,443	6,114
Equity in net earnings (loss) of Optim Energy	(29,687)	7,581	-
Minority interest in earnings of Valencia	(7,179)	-	-
Carrying charges on regulatory assets	-	-	6,993
Other deductions	(11,266)	(11,552)	(6,671)
Net other income (deductions)	(32,791)	58,225	48,293

Interest Charges:
Interest on long-term debt	97,691	81,638	84,773
Other interest charges	35,264	38,517	49,335
Total interest charges	132,955	120,155	134,108

Earnings (Loss) before Income Taxes	(395,560)	63,112	164,018

Income Taxes (Benefit)	(90,816)	3,226	55,530

Preferred Stock Dividend Requirements of Subsidiary	528	528	528

Earnings (Loss) from Continuing Operations	(305,272)	59,358	107,960

Earnings from Discontinued Operations, net of Income
Taxes of $22,957, $10,394, and $8,439	34,628	15,516	12,858

Net Earnings (Loss)	$(270,644)	$74,874	$120,818

Earnings (Loss) from Continuing Operations per Common Share:
Basic	$(3.66)	$0.77	$1.55
Diluted	$(3.66)	$0.76	$1.53
Net Earnings (Loss) per Common Share:
Basic	$(3.24)	$0.98	$1.73
Diluted	$(3.24)	$0.96	$1.71

Dividends Declared per Common Share	$0.605	$0.920	$0.880

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$140,619	$17,763
Special deposits	3,480	1,717
Accounts receivable, net of allowance for uncollectible accounts of $21,466 and $6,021	119,174	134,325
Unbilled revenues	81,126	74,896
Other receivables	73,083	90,002
Materials, supplies, fuel stock, and natural gas stored	49,397	41,312
Regulatory assets	1,541	157
Derivative instruments	51,250	49,257
Income taxes receivable	49,584	39,189
Current assets of discontinued operations	107,986	120,061
Other current assets	75,393	37,198

Total current assets	752,633	605,877

Other Property and Investments:
Investment in PVNGS lessor notes	168,729	192,226
Equity investment in Optim Energy	239,950	248,094
Investments held by NDT	111,671	139,642
Other investments	32,966	47,749
Non-utility property, net of accumulated depreciation of $2,582 and $1,570	9,135	6,968

Total other property and investments	562,451	634,679

Utility Plant:
Electric plant in service	4,329,169	3,920,071
Common plant in service and plant held for future use	147,576	128,119
	4,476,745	4,048,190
Less accumulated depreciation and amortization	1,545,950	1,464,625
	2,930,795	2,583,565
Construction work in progress	202,556	299,574
Nuclear fuel, net of accumulated amortization of $16,018 and $15,395	58,674	52,246

Net utility plant	3,192,025	2,935,385

Deferred Charges and Other Assets:
Regulatory assets	629,141	481,872
Pension asset	-	17,778
Goodwill	321,310	495,664
Other intangible assets, net of accumulated amortization of $4,672 and $3,362	27,167	75,892
Derivative instruments	25,620	45,694
Non-current assets of discontinued operations	561,915	526,539
Other deferred charges	75,720	52,756

Total deferred charges and other assets	1,640,873	1,696,195
	$6,147,982	$5,872,136
The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$744,667	$665,900
Current installments of long-term debt	205,694	449,219
Accounts payable	174,068	148,955
Accrued interest and taxes	51,618	57,766
Regulatory liabilities	1,746	-
Derivative instruments	33,951	53,832
Current liabilities of discontinued operations	77,082	96,003
Other current liabilities	139,562	112,394

Total current liabilities	1,428,388	1,584,069

Long-term Debt	1,379,011	1,231,859

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	572,719	600,187
Accumulated deferred investment tax credits	23,834	26,825
Regulatory liabilities	327,175	332,372
Asset retirement obligations	63,492	66,466
Accrued pension liability and postretirement benefit cost	246,136	60,022
Derivative instruments	6,934	55,206
Minority interest in Valencia	98,506	-
Non-current liabilities of discontinued operations	94,615	89,848
Other deferred credits	149,237	121,342

Total deferred credits and other liabilities	1,582,648	1,352,268

Total liabilities	4,390,047	4,168,196

Commitments and Contingencies (See Note 16)

Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value, 10,000,000 shares authorized:
issued and outstanding 115,293 shares)	11,529	11,529

Convertible Preferred Stock, Series A
without mandatory redemption requirements (no stated value, 10,000,000 shares authorized:
issued and outstanding 477,800 and 0 shares)	100,000	-

Common Stockholders’ Equity:
Common stock outstanding (no par value, 120,000,000 shares authorized: issued
and outstanding 86,531,644 and 76,814,491 shares)	1,288,168	1,042,974
Accumulated other comprehensive income, net of income taxes	30,948	11,208
Retained earnings	327,290	638,229

Total common stockholders’ equity	1,646,406	1,692,411

	$6,147,982	$5,872,136

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
		(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$(270,644)	$74,874	$120,818
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	167,111	179,396	174,042
Amortization of prepayments on PVNGS firm-sales contracts	(16,637)	-	-
Deferred income tax expense (benefit)	(46,692)	35,423	46,345
Equity in net (earnings) loss of Optim Energy	29,687	(7,581)	-
Minority interest in earnings of Valencia	7,179	-	-
Net unrealized losses on derivatives	7,370	9,138	1,062
Realized (gains) losses on investments held by NDT	15,233	(11,599)	(5,844)
Realized loss on Altura contribution	-	3,089	-
Impairment of goodwill and other intangible assets	221,769	3,380	-
Impairment of utility plant	-	19,500	-
Amortization of fair value of acquired Twin Oaks sales contract	-	(35,073)	(70,851)
Stock based compensation expense	3,261	7,557	7,539
Regulatory disallowances	30,248	-	-
Other, net	9,211	(4,992)	(20,447)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	1,234	(21,014)	13,839
Materials, supplies, fuel stock, and natural gas stored	(9,921)	(104)	(2,382)
Other current assets	(34,256)	19,150	19,375
Other assets	(28,300)	(4,316)	(6,171)
Accounts payable	2,516	4,423	(18,555)
Accrued interest and taxes	(16,051)	(6,402)	10,434
Other current liabilities	3,314	(26,588)	7,828
Other liabilities	12,465	(15,728)	(32,608)
Net cash flows from operating activities	88,097	222,533	244,424

Cash Flows From Investing Activities:
Utility plant additions	(344,951)	(455,944)	(321,118)
Proceeds from sales of investments held by NDT	180,296	163,642	96,624
Purchases of investments held by NDT	(185,439)	(172,327)	(102,265)
Proceeds from sales of utility plant	1,458	55,041	-
Return of principal on PVNGS lessor notes	22,506	22,842	23,279
Investments in Optim Energy	-	(45,040)	-
Distributions from Optim Energy	-	362,282	-
Change in restricted special deposits	7,493	(7,852)	-
Twin Oaks acquisition	-	-	(481,058)
Other, net	(2,078)	3,825	(15,037)
Net cash flows from investing activities	(320,715)	(73,531)	(799,575)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	78,767	(98,445)	432,145
Long-term borrowings	452,750	20,000	15,000
Repayment of long-term debt	(450,826)	(102,284)	-
Issuance of common stock	250,956	4,281	228,056
Proceeds from stock option exercise	86	11,001	14,072
Purchase of common stock to satisfy stock awards	(1,401)	(18,267)	(20,243)
Excess tax benefits (tax shortfall) from stock-based payment arrangements	(560)	12	1,072
Payments received on PVNGS firm-sales contracts	88,509	-	-
Dividends paid	(57,498)	(70,336)	(59,708)
Other, net	(5,312)	(592)	(23)
Net cash flows from financing activities	355,471	(254,630)	610,371

Change in Cash and Cash Equivalents	122,853	(105,628)	55,220
Cash and Cash Equivalents at Beginning of Period	17,791	123,419	68,199
Cash and Cash Equivalents at End of Period	$140,644	$17,791	$123,419

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$144,944	$121,845	$140,459
Income taxes paid (refunded), net	$(2,751)	$(21,390)	$16,158

Supplemental schedule of noncash investing and financing activities:
As of June 1, 2007, PNMR contributed its ownership of Altura to Optim Energy at a fair value of $549.6 million after an adjustment for working capital changes. See Note 22. In conjunction with the contribution, PNMR removed Altura’s assets and liabilities from its balance sheet as follows:

Current assets		$22,529
Utility plant, net		575,906
Deferred charges		46,018
Total assets contributed		644,453

Current liabilities		63,268
Deferred credits and other liabilities		38,095
Total liabilities contributed		101,363
Other comprehensive income		(12,651)
Total liabilities and OCI contributed		88,712

Net contribution to Optim Energy		$555,741

Utility plant purchased in 2007 through assumption of long-term debt that eliminates
a portion of investment in PVNGS lessor notes in consolidation. See Note 2.		$41,152

Activities related to consolidation of Valencia:
Initial consolidation at May 30, 2008:
Utility plant additions	$87,310
Increase in short-term borrowings	82,468
Minority interest transactions as of July 10, 2008:
Reduction in short-term borrowings	88,059
Increase in minority interest in Valencia	90,148

Convertible preferred stock issued under forward purchase contract upon
tender of senior unsecured notes	$100,000

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

			Accumulated
	Common Stock		Other		Total Common
	Number of	Aggregate	Comprehensive	Retained	Stockholders’
	Shares	Value	Income	Earnings	Equity
		(Dollars in thousands)

Balance at December 31, 2005	68,786,286	$813,425	$(91,589)	$577,533	$1,299,369
Exercise of stock options	-	(9,641)	-	-	(9,641)
Tax benefit from exercise of stock options	-	1,072	-	-	1,072
Stock based compensation expense	-	7,539	-	-	7,539
Sale of common stock	7,777,097	226,098	-	-	226,098
Common stock issued to ESPP	85,089	1,958	-	-	1,958
Net earnings	-	-	-	120,818	120,818
Total other comprehensive income	-	-	37,735	-	37,735
SFAS 158 transition adjustment	-	-	82,763	-	82,763
Dividends declared on common stock	-	-	-	(62,801)	(62,801)
Balance at December 31, 2006	76,648,472	1,040,451	28,909	635,550	1,704,910
Exercise of stock options	-	(9,327)	-	-	(9,327)
Tax benefit from exercise of stock options	-	12	-	-	12
Stock based compensation expense	-	7,557	-	-	7,557
Sale of common stock	110,134	2,914	-	-	2,914
Common stock issued to ESPP	55,885	1,367	-	-	1,367
Net earnings	-	-	-	74,874	74,874
Total other comprehensive income (loss)	-	-	(17,701)	-	(17,701)
Adoption of FIN 48	-	-	-	(1,576)	(1,576)
Dividends declared on common stock	-	-	-	(70,619)	(70,619)
Balance at December 31, 2007	76,814,491	1,042,974	11,208	638,229	1,692,411
Adoption of SFAS 157	-	-	-	10,422	10,422
Exercise of stock options	-	(1,285)	-	-	(1,285)
Tax shortfall from stock-based compensation arrangements	-	(560)	-	-	(560)
Stock based compensation expense	-	3,261	-	-	3,261
Sale of common stock	9,624,929	249,977	-	-	249,977
Stock issuance costs	-	(7,177)	-	-	(7,177)
Common stock issued to ESPP	92,224	978	-	-	978
Net earnings (loss)	-	-	-	(270,644)	(270,644)
Total other comprehensive income	-	-	19,740	-	19,740
Dividends declared on common stock	-	-	-	(50,717)	(50,717)
Balance at December 31, 2008	86,531,644	$1,288,168	$30,948	$327,290	$1,646,406

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2008	2007	2006
		(In thousands)

Net Earnings (Loss)	$(270,644)	$74,874	$120,818

Other Comprehensive Income (Loss):

Unrealized Gain (Loss) on Investment Securities:
Unrealized holding gains (losses) arising during
the period, net of income tax (expense) benefit
of $1,949, $(3,029), and $(8,403)	(2,974)	4,621	12,823
Reclassification adjustment for (gains) losses included in
net earnings (loss), net of income tax expense (benefit)
of $5,433, $4,913, and $261	(8,290)	(7,497)	(398)

Pension liability adjustment, net of income
tax (expense) benefit of $2,642, $(948), and $(14,135)	(4,204)	1,446	21,569

Fair Value Adjustment for Designated Cash Flow Hedges:
Change in fair market value, net of income tax (expense)
benefit of $(26,184), $11,674, and $(7,217)	40,376	(17,889)	10,873
Reclassification adjustment for (gains) losses included in
net earnings (loss), net of income tax expense (benefit)
of $2,893, $(992), and $4,848	(5,168)	1,618	(7,132)

Total Other Comprehensive Income (Loss)	19,740	(17,701)	37,735

Comprehensive Income (Loss)	$(250,904)	$57,173	$158,553

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Electric Operating Revenues	$1,242,942	$1,136,974	$1,115,464

Operating Expenses:
Cost of energy sold	698,054	638,675	607,026
Administrative and general	120,712	122,002	115,648
Energy production costs	203,419	190,828	156,303
Impairment of goodwill	51,143	-	-
Regulatory disallowances	30,248	-	-
Depreciation and amortization	85,724	83,223	78,008
Transmission and distribution costs	37,616	39,137	33,127
Taxes other than income taxes	22,543	29,138	26,055
Total operating expenses	1,249,459	1,103,003	1,016,167
Operating income (loss)	(6,517)	33,971	99,297

Other Income and Deductions:
Interest income	24,674	41,655	32,091
Gains (losses) on investments held by NDT	(15,233)	11,599	5,844
Other income	2,477	5,137	3,027
Minority interest in earnings of Valencia	(7,179)	-	-
Other deductions	(4,857)	(5,089)	(3,547)
Net other income (deductions)	(118)	53,302	37,415

Interest Charges:
Interest on long-term debt	57,473	38,534	40,541
Other interest charges	12,395	14,128	6,514
Total interest charges	69,868	52,662	47,055

Earnings (Loss) before Income Taxes	(76,503)	34,611	89,657

Income Taxes (Benefit)	(10,029)	11,220	31,564

Earnings (Loss) from Continuing Operations	(66,474)	23,391	58,093

Earnings from Discontinued Operations, net of Income
Taxes of $22,957, $10,394 and $8,439	34,628	15,516	12,858

Net Earnings (Loss)	(31,846)	38,907	70,951

Preferred Stock Dividends Requirements	528	528	528

Net Earnings (Loss) Available for Common Stock	$(32,374)	$38,379	$70,423

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$46,596	$4,303
Special deposits	3,430	1,397
Accounts receivable, net of allowance for uncollectible accounts of $1,345 and $729	74,257	78,094
Unbilled revenues	37,350	32,039
Other receivables	72,096	79,842
Affiliate accounts receivable	-	271
Materials, supplies, fuel stock, and natural gas stored	47,254	39,771
Regulatory assets	1,541	157
Derivative instruments	28,852	14,859
Current assets of discontinued operations	107,986	120,061
Other current assets	49,690	28,926

Total current assets	469,052	399,720

Other Property and Investments:
Investment in PVNGS lessor notes	200,711	231,582
Investments held by NDT	111,671	139,642
Other investments	9,951	20,733
Non-utility property	976	976

Total other property and investments	323,309	392,933

Utility Plant:
Electric plant in service	3,430,818	3,055,953
Common plant in service and plant held for future use	17,400	18,237
	3,448,218	3,074,190
Less accumulated depreciation and amortization	1,204,424	1,157,775
	2,243,794	1,916,415
Construction work in progress	156,997	259,386
Nuclear fuel, net of accumulated amortization of $16,018 and $15,395	58,674	52,246

Net utility plant	2,459,465	2,228,047

Deferred Charges and Other Assets:
Regulatory assets	494,481	348,719
Pension asset	-	2,859
Derivative instruments	17,744	37,359
Goodwill	51,632	102,775
Non-current assets of discontinued operations	561,915	526,539
Other deferred charges	51,137	64,449

Total deferred charges and other assets	1,176,909	1,082,700
	$4,428,735	$4,103,400

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$340,000	$321,000
Current installments of long-term debt	36,000	299,969
Accounts payable	90,502	72,864
Affiliate accounts payable	17,607	19,948
Accrued interest and taxes	50,125	26,385
Regulatory liabilities	1,746	-
Derivative instruments	7,884	17,896
Current liability of discontinued operations	77,082	96,003
Other current liabilities	93,131	59,468

Total current liabilities	714,077	913,533

Long-term Debt	1,019,717	705,701

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	414,995	409,430
Accumulated deferred investment tax credits	23,834	26,634
Regulatory liabilities	292,146	285,782
Asset retirement obligations	62,696	65,725
Accrued pension liability and postretirement benefit cost	229,683	56,101
Derivative instruments	569	47,597
Minority interest in Valencia	98,506	-
Non-current liabilities of discontinued operations	94,615	89,848
Other deferred credits	124,929	98,295

Total deferred credits and liabilities	1,341,973	1,079,412

Total liabilities	3,075,767	2,698,646

Commitments and Contingencies (See Note 16)

Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value, 10,000,000 authorized:
issued and outstanding 115,293 shares)	11,529	11,529

Common Stockholder’s Equity:
Common stock outstanding (no par value, 40,000,000 shares authorized: issued
and outstanding 39,117,799 shares)	932,523	932,523
Accumulated other comprehensive income, net of income tax	17,746	7,580
Retained earnings	391,170	453,122

Total common stockholder’s equity	1,341,439	1,393,225

	$4,428,735	$4,103,400

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$(31,846)	$38,907	$70,951
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	101,458	126,255	119,086
Amortization of prepayments on PVNGS firm-sales contracts	(16,637)	-	-
Deferred income tax expense (benefit)	(7,856)	16,704	(6,448)
Minority interest in earnings of Valencia	7,179	-	-
Net unrealized (gains) losses on derivatives	6,629	8,496	(327)
Realized (gains) losses on investments held by NDT	15,233	(11,599)	(5,844)
Impairment of utility plant	-	19,500	-
Regulatory allowances	30,248	-	-
Impairment of goodwill	51,143	-	-
Other, net	(2,684)	(2,315)	(10,683)
Changes in certain assets and liabilities, net of amounts acquired:
Accounts receivable and unbilled revenues	5,668	17,282	25,855
Materials, supplies, fuel stock, and natural gas stored	(9,319)	1,292	(1,390)
Other current assets	(21,359)	13,852	8,626
Other assets	20,572	(8,931)	(31,589)
Accounts payable	(3,466)	(2,688)	(30,440)
Accrued interest and taxes	24,643	(1,683)	11,726
Other current liabilities	4,957	(17,903)	(43,990)
Other liabilities	(6,989)	(8,243)	(8,005)
Net cash flows from operating activities	167,574	188,926	97,528

Cash Flows From Investing Activities:
Utility plant additions	(277,087)	(352,142)	(246,159)
Proceeds from sales of NDT investments	180,295	163,642	96,624
Purchases of NDT investments	(185,439)	(172,327)	(102,265)
Proceeds from sales of utility plant	837	55,041	-
Return of principal on PVNGS lessor notes	26,077	24,638	23,279
Net additions to restricted special deposits	7,493	(7,852)	-
Other, net	419	2,361	9,354
Net cash flows from investing activities	(247,405)	(286,639)	(219,167)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	24,591	70,725	122,074
Long-term borrowings	350,000	20,000	-
Repayment of long-term debt	(300,000)	-	-
Payments received on PVNGS firm-sales contracts	88,509	-	-
Dividends paid	(40,528)	(528)	(528)
Other, net	(451)	(39)	(711)
Net cash flows from financing activities	122,121	90,158	120,835

Change in Cash and Cash Equivalents	42,290	(7,555)	(804)
Cash and Cash Equivalents at Beginning of Period	4,331	11,886	12,690
Cash and Cash Equivalents at End of Period	$46,621	$4,331	$11,886

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$80,144	$59,413	$55,385
Income taxes paid (refunded), net	$2,050	$5,604	$33,238

Supplemental schedule of noncash investing and financing activities:
As of January 1, 2007, TNMP transferred its New Mexico operational assets and liabilities to PNMR through a redemption of TNMP’s common stock. PNMR contemporaneously contributed the TNMP New Mexico operational assets and liabilities to PNM. See Note 23.

Current assets		$15,444
Other property and investments		10
Utility plant, net		96,468
Goodwill		102,775
Deferred charges		1,377
Total assets transferred from TNMP		216,074

Current liabilities		17,313
Long-term debt		1,065
Deferred credits and other liabilities		30,673
Total liabilities transferred from TNMP		49,051

Net assets transferred – increase in common stockholder’s equity		$167,023

Activities related to consolidation of Valencia:
Initial consolidation at May 30, 2008:
Utility plant additions	$87,310
Increase in short-term borrowings	82,468
Minority interest transactions as of July 10, 2008:
Reduction in short-term borrowings	88,059
Increase in minority interest in Valencia	90,148

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY

			Accumulated
	Common Stock		Other		Total Common
	Number of	Aggregate	Comprehensive	Retained	Stockholder’s
	Shares	Value	Income	Earnings	Equity
		(Dollars in thousands)

Balance at December 31, 2005	39,117,799	$765,500	$(90,515)	$345,452	$1,020,437
Net earnings	-	-		70,951	70,951
Total other comprehensive income	-	-	17,116	-	17,116
SFAS 158 transition adjustment	-	-	82,160	-	82,160
Dividends on preferred stock	-	-	-	(528)	(528)
Balance at December 31, 2006	39,117,799	765,500	8,761	415,875	1,190,136
Equity contribution from parent	-	167,023	-	-	167,023
Net earnings	-	-	-	38,907	38,907
Total other comprehensive income (loss)	-	-	(1,181)	-	(1,181)
Adoption of FIN 48	-	-	-	(1,132)	(1,132)
Dividends on preferred stock	-	-	-	(528)	(528)
Balance at December 31, 2007	39,117,799	932,523	7,580	453,122	1,393,225
Adoption of SFAS 157	-	-	-	10,422	10,422
Net earnings (loss)	-	-	-	(31,846)	(31,846)
Total other comprehensive income (loss)	-	-	10,166	-	10,166
Dividends on preferred stock	-	-	-	(528)	(528)
Dividends on common stock	-	-	-	(40,000)	(40,000)
Balance at December 31, 2008	39,117,799	$932,523	$17,746	$391,170	$1,341,439

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2008	2007	2006
		(In thousands)

Net Earnings (Loss) Available for Common Stock	$(32,374)	$38,379	$70,423

Other Comprehensive Income (Loss):

Unrealized Gain (Loss) on Investment Securities:
Unrealized holding gains (losses) arising during
the period, net of income tax (expense) benefit
of $1,949, $(3,029), and $(8,403)	(2,974)	4,621	12,823
Reclassification adjustment for (gains) losses included in
net earnings (loss), net of income tax expense benefit
of $5,433, $4,913, and $261	(8,290)	(7,497)	(398)

Pension liability adjustment, net of income
tax (expense) benefit of $2,123, $(777), and $(14,144)	(3,239)	1,186	21,582

Fair Value Adjustment for Designated Cash Flow Hedges:
Change in fair market value, net of income tax (expense)
benefit of $(16,415), $(972), and $5,547	25,048	1,484	(8,464)
Reclassification adjustment for (gains) losses included in
net earnings (loss), net of income tax expense (benefit)
of $248, $639, and $5,523	(379)	(975)	(8,427)

Total Other Comprehensive Income (Loss)	10,166	(1,181)	17,116

Comprehensive Income (Loss)	$(22,208)	$37,198	$87,539

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Electric Operating Revenues	$190,282	$180,421	$157,869

Operating Expenses:
Cost of energy sold	32,671	29,529	27,613
Administrative and general	27,354	29,113	26,733
Impairment of goodwill	34,456	-	-
Depreciation and amortization	38,695	30,401	25,557
Transmission and distribution costs	21,069	18,616	16,450
Taxes, other than income taxes	18,587	20,092	23,249
Total operating expenses	172,832	127,751	119,602
Operating income	17,450	52,670	38,267

Other Income and Deductions:
Interest income	63	85	922
Other income	3,333	1,615	790
Carrying charges on regulatory assets	-	-	6,993
Other deductions	(171)	(147)	(155)
Net other income (deductions)	3,225	1,553	8,550

Interest Charges:
Interest on long-term debt	12,416	22,364	25,728
Other interest charges	5,924	2,804	3,184
Net interest charges	18,340	25,168	28,912

Earnings Before Income Taxes	2,335	29,055	17,905

Income Taxes	11,128	10,647	5,787

Earnings (Loss) from Continuing Operations	(8,793)	18,408	12,118

Discontinued Operations, net of Income Taxes
of $0, $0, and $1,548	-	-	3,581

Net Earnings (Loss)	$(8,793)	$18,408	$15,699

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$124	$187
Special deposits	50	50
Accounts receivable	11,457	8,789
Unbilled revenues	6,421	4,392
Other receivables	480	1,063
Affiliate accounts receivable	7,110	8,005
Materials and supplies	1,625	1,425
Income taxes receivable	9	881
Other current assets	958	501

Total current assets	28,234	25,293

Other Property and Investments:
Other investments	550	554
Non-utility property	2,111	2,111

Total other property and investments	2,661	2,665

Utility Plant:
Electric plant in service	815,588	781,355
Common plant in service and plant held for future use	488	488
	816,076	781,843
Less accumulated depreciation and amortization	291,228	274,128
	524,848	507,715
Construction work in progress	30,948	22,493

Net utility plant	555,796	530,208

Deferred Charges and Other Assets:
Regulatory assets	134,660	133,154
Goodwill	226,665	261,121
Pension asset	-	14,919
Other deferred charges	23,982	5,432

Total deferred charges and other assets	385,307	414,626

	$971,998	$972,792

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$150,000	$-
Short-term debt – affiliate	14,100	3,404
Current installments of long-term debt	167,690	148,882
Accounts payable	11,846	5,666
Affiliate accounts payable	1,238	3,456
Accrued interest and taxes	35,118	35,204
Other current liabilities	3,111	1,785

Total current liabilities	383,103	198,397

Long-term Debt	-	167,609

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	111,193	120,274
Accumulated deferred investment tax credits	-	191
Regulatory liabilities	35,028	46,590
Asset retirement obligations	711	662
Accrued pension liability and postretirement benefit cost	16,453	3,922
Other deferred credits	1,820	1,699

Total deferred credits and other liabilities	165,205	173,338

Total liabilities	548,308	539,344

Commitments and Contingencies (See Note 16)

Common Stockholder’s Equity:
Common stock outstanding ($10 par value, 12,000,000 shares authorized:
issued and outstanding 6,358 shares)	64	64
Paid-in-capital	427,320	427,320
Accumulated other comprehensive income, net of income tax	(142)	823
Retained earnings (deficit)	(3,552)	5,241

Total common stockholder’s equity	423,690	433,448

	$971,998	$972,792

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$(8,793)	$18,408	$15,699
Adjustments to reconcile net earnings (loss) to
net cash flows from operating activities:
Depreciation and amortization	42,418	35,383	33,194
Impairment of goodwill	34,456	-	-
Deferred income tax expense (benefit)	(7,714)	(8,727)	4,055
Other, net	(2,649)	(2,931)	(13,615)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(4,697)	(10,092)	408
Materials and supplies	(200)	(46)	(31)
Other current assets	449	3,565	1,758
Other assets	(33,434)	(257)	(6,443)
Accounts payable	6,181	(2,844)	4,431
Accrued interest and taxes	938	52,924	(4,554)
Other current liabilities	1	(13,706)	17,912
Other liabilities	14,639	(461)	(19,025)
Net cash flows from operating activities	41,595	71,216	33,789

Cash Flows From Investing Activities:
Utility plant additions	(51,116)	(42,725)	(47,659)
Other, net	-	-	93
Net cash flows from investing activities	(51,116)	(42,725)	(47,566)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Cash Flow From Financing Activities:
Short-term borrowings	150,000	-	-
Short-term borrowings (repayments), net- affiliate	10,696	3,404	-
Repayment of long-term debt	(148,935)	(100,500)	-
Equity contribution by parent	-	101,249	-
Dividends paid	-	(35,000)	-
Other, net	(2,303)	1	91
Net cash flows from financing activities	9,458	(30,846)	91

Change in Cash and Cash Equivalents	(63)	(2,355)	(13,686)
Cash and Cash Equivalents at Beginning of Period	187	2,542	16,228
Cash and Cash Equivalents at End of Period	$124	$187	$2,542

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$17,246	$23,625	$25,573
Income taxes paid, (refunded) net	$16,613	$(15,529)	$7,003

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

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY

				Accumulated		Total
	Common Stock			Other	Retained	Common
	Number of	Aggregate	Paid-in	Comprehensive	Earnings	Stockholder’s
	Shares	Value	Capital	Income	(Deficit)	Equity

Balance at December 31, 2005	9,615	$96	$494,287	$(29)	$5,450	$499,804
Net earnings	-	-	-	-	15,699	15,699
Total other comprehensive income (loss)	-	-	-	(13)	-	(13)
SFAS 158 transition adjustment	-	-	-	604	-	604
Income taxes on goodwill adjustment	-	-	(1,475)	-	-	(1,475)
Balance at December 31, 2006	9,615	96	492,812	562	21,149	514,619
Redemption of common stock	(3,257)	(32)	(166,991)	-	-	(167,023)
Equity contribution from parent	-	-	101,249	-	-	101,249
Adoption of FIN 48	-	-	-	-	684	684
Income taxes on goodwill adjustment	-	-	250	-	-	250
Net earnings	-	-	-	-	18,408	18,408
Total other comprehensive income	-	-	-	261	-	261
Dividends on common stock	-	-	-	-	(35,000)	(35,000)
Balance at December 31, 2007	6,358	64	427,320	823	5,241	433,448
Net earnings (loss)	-	-	-	-	(8,793)	(8,793)
Total other comprehensive income (loss)	-	-	-	(965)	-	(965)
Balance at December 31, 2008	6,358	$64	$427,320	$(142)	$(3,552)	$423,690

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net Earnings (Loss)	$(8,793)	$18,408	$15,699
Other Comprehensive Income (Loss):

Pension liability adjustment
net of income tax (expense) benefit of $520, $(161), and $8,	(965)	261	(13)

Total Other Comprehensive Income (Loss)	(965)	261	(13)

Comprehensive Income (Loss)	$(9,758)	$18,669	$15,686

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

(1)	Summary of the Business and Significant Accounting Policies

Nature of Business

PNMR is an investor-owned holding company of energy and energy-related businesses.  PNMR’s primary subsidiaries are PNM, TNMP, and First Choice.  PNMR acquired TNMP and First Choice in 2005.  PNM is a public utility with regulated operations primarily engaged in the generation, transmission and distribution of electricity and, through January 29, 2009, the transmission, distribution and sale of natural gas.  As described in Note 2, PNM completed the sale of its natural gas operations on January 30, 2009.  PNM began service to TNMP’s New Mexico customers effective January 1, 2007.  TNMP is a regulated utility operating in Texas and through December 31, 2006 in New Mexico.  In Texas, TNMP provides regulated transmission and distribution services.  First Choice is a competitive retail electric provider operating in Texas.  PNMR owns 50% of Optim Energy (formerly, EnergyCo), which is focused on unregulated electric operations, principally within the areas of Texas covered by ERCOT, including the development, operation and ownership of diverse generation assets and wholesale marketing.  PNMR’s common stock trades on the New York Stock Exchange under the symbol PNM.

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

PNMR shared services administrative and general expenses, which represent costs that are primarily driven by corporate level activities, are charged to the business segments, including Optim Energy.  These services are billed at cost, except for Optim Energy, which includes a profit element.  Other significant intercompany transactions between PNMR, PNM, and TNMP include energy purchases and sales, transmission and distribution services, lease payments, dividends paid on common stock, and interest paid by PVNGS Capital Trust to PNM.  All intercompany transactions and balances have been eliminated.  See Note 20.

Presentation

The Notes to Consolidated Financial Statements include disclosures for PNMR, PNM, and TNMP.  For discussion purposes, this report will use the term “Company” when discussing matters of common applicability to PNMR, PNM and TNMP.  Discussions regarding only PNMR, PNM or TNMP will be indicated as such.

Certain amounts in the 2007 and 2006 Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2008 financial statement presentation.  At December 31, 2007, PNM Gas, a segment of PNM, became classified as held for sale and is shown as discontinued operations for all periods presented.  See Note 2 and Note 23.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

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

Allowance For Funds Used During Construction

As provided by the FERC uniform systems of accounts, an allowance for funds used during construction is charged to utility plant for construction projects included in rate base.  This allowance is a non-cash item designed to enable a utility to capitalize financing costs during periods of construction of property subject to rate regulation.  It represents the cost of borrowed funds (allowance for borrowed funds used during construction) and a return on other funds (allowance for equity funds used during construction).

In 2008, 2007, and 2006, PNM recorded $7.9 million, $7.7 million, and $4.1 million of allowance for funds used during construction on certain projects and TNMP recorded $1.0 million, $0.4 million, and $0.5 million.

Capitalized Interest

In accordance with SFAS 34, PNMR capitalizes interest on its construction projects not included in rate base and on major computer software projects.  Interest was capitalized at the overall weighted average borrowing rate of 6.5%, 6.0%, and 5.9% for 2008, 2007, and 2006.  PNMR’s capitalized interest was $0.8 million $4.1 million, and $3.0 million in 2008, 2007, and 2006; PNM's was $0.5 million, $3.7 million and $1.9 million; and TNMP's was less than $0.1 in each year.

Carrying Charges on Stranded Costs

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

TNMP’s estimate of allowable carrying charges on stranded costs that it may recover from its transmission and distribution customers is based on a Texas Supreme Court ruling, and the PUCT’s application of that ruling.

Materials, Supplies, Fuel Stock, and Natural Gas Stored

Materials and supplies relate to transmission, distribution and generating assets.  Materials and supplies are charged to inventory when purchased and are expensed or capitalized as appropriate when issued.  Materials and supplies are valued using an average costing method.  Obsolete materials and supplies are expensed when identified.

Natural gas in underground storage was valued using a weighted average method.  Withdrawals were charged to sales service customers through the PGAC.

Coal is valued using a rolling weighted average costing method that is updated based on the current period cost per ton.  Periodic aerial surveys are performed on the coal piles and adjustments are made.

Inventories consisted of the following at December 31:

	PNMR		PNM		TNMP
	2008	2007	2008	2007	2008	2007
	(In thousands)

Coal	$16,884	$11,803	$16,884	$11,803	$-	$-
Gas in underground storage	9,886	8,121	9,886	8,121	-	-
Materials and supplies	35,362	32,256	33,219	30,715	1,625	1,425
	62,132	52,180	59,989	50,639	1,625	1,425
Discontinued operations	12,735	10,868	12,735	10,868	-	-
Continuing operations	$49,397	$41,312	$47,254	$39,771	$1,625	$1,425

Investments

In 1985 and 1986, PNM entered into eleven operating leases for interests in certain PVNGS generation facilities (see Note 7).  The remaining 10.3% and 10.15% lessor notes that were issued by the owners of the assets subject to these leases were subsequently purchased by and are now held by the PVNGS Capital Trust, which is consolidated by PNM.  Nine leases continue in existence and are classified as operating leases.  PNM understands that the PVNGS Capital Trust intends to hold the lessor notes until such notes mature.  Similarly, in 1985 PNM entered into two operating leases for the EIP transmission line for which the owners had issued lessor notes.  In 2003, PNM acquired a 60% ownership interest in the EIP collapsing the lease relating to it and in 2004 purchased the outstanding lessor note relating to the remaining 40% interest.  The remaining EIP lessor note bears interest at 10.25%, matures in 2012, and is carried on the Consolidated Balance Sheet in other investments at $8.6 million and $9.8 million as of December 31, 2008 and 2007.  Both the PVNGS and EIP lessor notes are carried at amortized cost.

The Company’s other investments, including the NDT, are comprised of United States, state, and municipal government obligations and corporate securities.  All investments are held in the Company’s name and are in the custody of major financial institutions.  The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income and deductions.  At December 31, 2008 and 2007, substantially all of these investments were classified as available for sale.  PNM holds investment securities in the NDT.  In accordance with SFAS 115, PNM evaluates these investment securities for impairment on an on-going basis.  Since third party investment managers have sole discretion over the purchase and sales of the NDT securities, PNM records a realized loss as an impairment for any security that has a market value that is less than cost at the end of each quarter.  For the years ended December 31, 2008, 2007 and 2006, PNM recorded impairment losses on securities held in the nuclear decommissioning trust of $12.3 million, $1.8 million and $0.6 million.  No gains or

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

losses are deferred as regulatory assets or liabilities.  Unrealized gains on these investments are included in other comprehensive income, net of any related tax effect.

Investment in Optim Energy (formerly known as EnergyCo)

 PNMR accounts for its investment in Optim Energy using the equity method of accounting because PNMR’s ownership interest results in significant influence, but not control, over Optim Energy and its operations.  PNMR records as income its percentage share of earnings or loss of Optim Energy and carries its investment at cost, adjusted for its share of undistributed earnings or losses.  The difference between PNMR’s book value of its investment in Optim Energy and its proportionate share of Optim Energy’s equity is being amortized into results of operations over the useful lives of the underlying assets and contractual periods of the liabilities that resulted in the difference. See Note 22.

Goodwill and Other Intangible Assets

Under the provisions of SFAS 142, the Company does not amortize goodwill.  Certain intangible assets are amortized over their estimated useful lives.  Goodwill and non-amortizable other intangible assets are evaluated for impairment annually, or more frequently if events and circumstances indicate that the goodwill and intangible assets might be impaired.  Amortizable other intangible assets are amortized over the shorter of their economic or legal lives and are evaluated for impairment when events and circumstances indicate that the assets might be impaired.  Impairments recorded in 2008 are discussed in Note 25.

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

PNM’s gas operations, which were sold on January 30, 2009 and are reflected as discontinued operations, purchased gas on behalf of its end-use sales-service customers while other marketers or producers purchased gas on behalf of their end-use transportation-service customers.  PNM collected a cost of service revenue for the transportation, delivery, and customer service provided to all on-system end-use customers.  Cost of service tariffs were set by the NMPRC while gas commodity rates were subject to the terms of the PGAC with oversight provided by the NMPRC.

PNM’s wholesale electricity sales are recorded as operating revenues and the wholesale electricity purchases are recorded as costs of energy sold.  In accordance with EITF 03-11, derivative contracts that are net settled or “booked-out” are recorded net in earnings.  A book-out is the planned or unplanned netting of off-setting purchase and sale transactions.  A book-out is a transmission mechanism to reduce congestion on the transmission system or administrative burden (see further discussion below in Derivatives).  For accounting purposes, a book-out is the recording of net revenues upon the settlement of a derivative contract.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

Unrealized gains and losses on contracts that do not qualify for the normal purchases or normal sales exception or are not designated for hedge accounting are classified as trading transactions or economic hedges.  Trading transactions are defined as derivative instruments used to take advantage of existing market opportunities.  Changes in the fair value of trading transactions are reflected on a net basis in operating revenues.  The Company stopped entering into speculative trading transactions during 2008.  Economic hedges are defined as derivative instruments, including long-term power agreements, used to hedge generation assets and purchase power costs.  Changes in the fair value of economic hedges are reflected in results of operations, with changes related to economic hedges on sales included in operating revenues and changes related to economic hedges on purchases included in cost of energy sold.

Depreciation and Amortization

PNM’s provision for depreciation and amortization of utility plant, other than nuclear fuel, is based upon straight-line rates approved by the NMPRC.  Nuclear fuel is based on units-of-production.  TNMP’s provision for depreciation and amortization of utility plant is based upon straight-line rates approved by the PUCT and, through December 31, 2006, by the NMPRC.  Depreciation of non-utility property is computed based on the straight-line method.  The provision for depreciation of certain equipment is allocated between depreciation expense and construction projects based on the use of the equipment.  Average rates used are as follows:

	2008	2007	2006

PNM
Electric plant	2.35%	2.42%	2.43%
Gas plant	2.75%	2.82%	2.86%
Common plant	4.24%	6.32%	7.55%
TNMP
Electric plant and common plant	3.44%	3.48%	3.53%

Amortization of Debt Acquisition Costs

Discount, premium and expense related to the issuance of long-term debt are amortized over the lives of the respective issues.  Gains and losses incurred upon the early retirement of long-term debt are recognized in other income or deductions, except for amounts attributable to NMPRC or PUCT regulation, which are amortized over the lives of the respective issues.

Derivatives

The Company follows SFAS 133, which requires derivative instruments to be recorded in the balance sheet as either an asset or liability measured at their fair value.  SFAS 133 also requires that changes in the derivatives’ fair value be recognized currently in earnings unless specific hedge accounting or normal purchase and sale criteria are met.  Special accounting for qualifying hedges allows derivative gains and losses to offset related change in value of the hedged item in the statement of earnings, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.  SFAS 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of AOCI and be reclassified into earnings in the period during which the hedged forecasted transaction affects earnings.  The results of hedge ineffectiveness and the portion of the change in fair value of a derivative that an entity has chosen to exclude from hedge effectiveness are required to be presented in current earnings.  See Note 8.

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
December 31, 2008, 2007 and 2006

In addition, the Company follows the provisions of EITF 02-3. Under EITF 02-3 all energy contracts held for trading purposes are presented on a net margin basis in the statement of earnings.  Energy contracts that do not meet the definition of a derivative under SFAS 133 are recognized in current earnings and are not marked to market.

EITF 03-11 gives guidance on whether realized gains and losses on derivative contracts not held for trading purposes should be reported on a net or gross basis and concludes such classification is a matter of judgment that depends on the relevant facts and circumstances.  PNM nets all realized gains and losses on derivative transactions that do not physically deliver and that are offset by similar transactions during settlement.  For the years ended December 31, 2008, 2007, and 2006, wholesale purchases of $12.6 million, $122.0 million, and $48.5 million were netted with electric revenues in the Consolidated Statements of Earnings.

Decommissioning Costs

PNM owns and leases nuclear and fossil-fuel generating facilities that are within and outside of its retail service areas.  In accordance with SFAS 143, PNM is only required to recognize and measure decommissioning liabilities for tangible long-lived assets for which a legal obligation exists.  Nuclear decommissioning costs and related accruals are based on site-specific estimates of the costs for removing all radioactive and other structures at the site.  PNM’s accruals for PVNGS Units 1, 2 and 3 have been made based on such estimates, the guidelines of the NRC and the probability of a license extension.  PVNGS Unit 3 is excluded from PNM’s retail rates while PVNGS Units 1 and 2 are included.  PNM collects a provision for ultimate decommissioning of PVNGS Units 1 and 2 in its rates and recognizes a corresponding expense and liability for these amounts.  See Note 15.

In connection with both the SJGS coal agreement and the Four Corners fuel agreement, the owners are required to reimburse the mining companies for the cost of contemporaneous reclamation as well as the costs for final reclamation of the coal mines.  PNM considers the contemporaneous reclamation costs part of the cost of its delivered coal costs.  See Note 16 for a discussion of the final reclamation costs.

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
December 31, 2008, 2007 and 2006

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

(2)	Acquisitions, Dispositions and Impairments

PNM Gas Sale

On January 12, 2008, PNM reached a definitive agreement to sell its natural gas operations, which comprised the PNM Gas segment, to NMGC, a subsidiary of Continental, for $620 million in cash, subject to adjustment based on the actual level of working capital at closing. In a separate transaction conditioned upon the sale of the natural gas operations, PNMR proposed to acquire CRHC, Continental's regulated Texas electric transmission and distribution business, for $202.5 million in cash. On July 22, 2008, PNMR and Continental agreed to terminate the agreement for the acquisition of CRHC.  Under the termination agreement, Continental agreed to pay PNMR $15.0 million upon the closing of the PNM Gas transaction.  PNM completed the sale of PNM Gas on January 30, 2009 and will recognize an after-tax gain of approximately $73.7 million in 2009.  PNMR will recognize an additional after-tax gain of $9.1 million due to the CRHC termination payment.  In connection with the sale, PNM retained obligations under the frozen PNM pension and executive retirement plans for employees transferred to NMGC.  PNM has a regulatory asset related to these plans, which will be removed from regulatory assets on the date of the sale and transferred to AOCI. The after-tax charge to AOCI is estimated to be approximately $64.8 million.

PNM used proceeds from the sale to retire short-term debt and paid a dividend of $220.0 million to PNMR. The remaining funds were invested in a money market fund and will be used to pay income taxes on the gain from the sale.  PNMR used the dividend from PNM and the $15.0 million from Continental to retire debt. There were no material prior relationships between the PNMR and Continental parties other than in respect of the transactions described herein. PNM and PNMR Services Company will provide certain corporate administrative and customer service support at cost to NMGC under a transition services agreement. The agreement term began January 30, 2009 and will continue for twelve months, subject to early termination. See Note 23 for financial information concerning PNM Gas, which is classified as discontinued operations in the accompanying financial statements.

Twin Oaks Acquisition, Impairment and Disposition

On April 18, 2006, PNMR’s wholly owned subsidiary, Altura, purchased the Twin Oaks business, which included a 305 MW coal-fired power plant located 150 miles south of Dallas, Texas for $480.0 million in cash plus the assumption of contracts and liabilities.  The acquisition was accounted for using the purchase method of accounting.  Under this method, the purchase price was allocated and fair market value adjustments were made to the assets acquired and the liabilities assumed.  Effective June 1, 2007, PNMR contributed Altura, including the Twin Oaks business, to Optim Energy.  See Note 22.  The results of Twin Oaks operations have been included in the Consolidated Financial Statements of PNMR from April 18, 2006 through May 31, 2007.  Beginning June 1, 2007, the Twin Oaks operations are included in Optim Energy, which is accounted for by PNMR using the equity method.  PNMR secured interim financing for Altura to close the transaction. See Note 6.  In addition, PNMR incurred transaction and other costs of $1.1 million.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

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

The Twin Oaks purchase agreement included the development rights for a possible 600-megawatt expansion of the plant, which PNMR classified as an intangible asset with a value of $25 million at the date of acquisition.  PNMR reassessed this valuation as of April 1, 2007 and determined that the asset was impaired, resulting in a pre-tax loss of $3.4 million, which was recorded in energy production costs.  In 2008, Optim Energy made a strategic decision not to pursue the Twin Oaks expansion at this time and wrote off the development rights as an impairment of intangible assets.

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

The following unaudited pro forma financial information presents a summary of PNMR’s consolidated results of operations for the year ended December 31, 2006 assuming the acquisition of Twin Oaks had been completed as of the beginning of the year, including adjustments, which are based upon preliminary estimates, to reflect the allocation of the purchase price to the acquired net assets.  The pro forma financial information does not include synergy savings that may result from the business combination and is not necessarily indicative of the results of operations if the acquisition had been effective as of January 1, 2006.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

For the Year Ended
December 31,
2006
(In thousands, except per share amounts)
Operating revenues	$2,023,068
Operating expenses	$1,750,604
Earnings from continuing operations	$122,839
Net earnings	$135,698
Earnings from continuing operations per common share:
Basic	$1.76
Diluted	$1.74
Net earnings per common share:
Basic	$1.94
Diluted	$1.92

Other

See Note 25, for a discussion of impairments of intangible assets recorded in 2008.

In 2006, the NMPRC approved a stipulation to allow PNM to convert its 141-megawatt combustion turbine Afton Generating Station to a combined cycle plant and bring Afton into retail rates in its next rate case, which was anticipated to be effective January 1, 2008.   The Afton costs, including the costs of conversion, allowable for ratemaking were stipulated to be the lower of the actual cost or $187.6 million. The combined cycle plant was declared commercial on October 12, 2007 and began being included  in PNM’s retail rates in May 2008.  During the final start-up stages, problems were encountered that required piping modifications and significant problems were encountered with the control software and interfaces.  Furthermore, the new turbine and generator experienced problems that required inspection of all five bearings.  The combination of these issues caused delays and increased costs.  The total Afton costs exceeded the stipulated maximum amount and the excess will not be recoverable in rates. Therefore, the Afton asset has been impaired, as defined under GAAP.   A pre-tax impairment charge of $19.5 million ($11.8 million after income taxes) was recorded in 2007 by PNM in energy production costs.

On June 29, 2007, a wholly-owned subsidiary of PNMR purchased 100% of a trust that owns a 2.27% undivided interest, representing 29.8 MW, in PVNGS Unit 2 and a 0.76% undivided interest in certain PVNGS common facilities, as well as a lease under which such facilities are leased to PNM.  The beneficial interest in the trust was purchased for $44.0 million in cash and the assumption of $41.2 million in long-term debt payable to PVNGS Capital Trust.  This long-term debt offsets a portion of the investment in PVNGS lessor notes and is eliminated in PNMR’s consolidated financial statements.  The funds for the purchase were provided by PNMR.  The lease remains in effect and this transaction has no impact on PNM’s consolidated financial statements.  As described in Note 17, an application was filed with the NMPRC to allow ownership of the purchased asset to be transferred to PNM and for the approval of a mechanism for it to be recovered in regulated rates.

(3)         Segment Information

The following segment presentation is based on the methodology that management uses for making operating decisions and assessing performance of its various business activities.  A reconciliation of the segment presentation to the GAAP financial statements is provided.

As discussed below and effective January 1, 2007, TNMP’s New Mexico operations were transferred to PNM Electric.  See Note 23.  The 2006 segment information does not reflect this transfer.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

PNM Electric

PNM Electric includes the retail electric utility operations of PNM that are subject to traditional rate regulation by the NMPRC.  PNM Electric provides integrated electricity services that include the generation, transmission and distribution of electricity for retail electric customers in New Mexico as well as the sale of transmission to third parties and, through December 31, 2006, the TNMP Electric segment.  PNM Electric also includes the generation and sale of electricity into the wholesale market.  This includes the asset optimization of PNM’s jurisdictional assets as well as the capacity of its generating plants excluded from retail rates.   Although the FERC has jurisdiction over the wholesale rates, they are not subject to traditional rate regulation.

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

PNM Gas

PNM Gas distributed natural gas to most of the major communities in New Mexico, subject to traditional rate regulation by the NMPRC.  The customer base of PNM Gas included both sales-service customers and transportation-service customers.  PNM Gas purchased natural gas in the open market and sold it at cost to its sales-service customers.  As a result, increases or decreases in gas revenues resulting from gas price fluctuations did not impact gross margin or earnings.  As described in Note 2, PNM completed the sale of its gas operations on January 30, 2009.  PNM Gas is reported as discontinued operations in the accompanying financial statements and is not included in the segment information presented below.  Financial information regarding PNM Gas is presented in Note 23.

Altura

The Altura segment includes the results of Twin Oaks from the date of its acquisition by PNMR on April 18, 2006 until its contribution to Optim Energy as of June 1, 2007. See Note 2 and Note 22.

First Choice

First Choice is a certified retail electric provider operating in Texas, which allows it to provide electricity to residential, small commercial, and governmental customers.  Although First Choice is regulated in certain respects by the PUCT, it is not subject to traditional rate regulation.

Optim Energy

Upon the contribution of Altura to Optim Energy, Optim Energy became a separate segment for PNMR effective June 1, 2007.  PNMR’s investment in Optim Energy is held in the Corporate and Other segment and is accounted for using the equity method of accounting. Optim Energy’s revenues and expenses are not included in PNMR’s consolidated revenues and expenses or the following tables.  See Notes 2 and 22.

Corporate and Other

PNMR Services Company is included in the Corporate and Other segment.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

The following tables present summarized financial information for PNMR by operating segment. Excluding PNM Gas, which is presented as discontinued operations, PNM has only one operating segment.  TNMP operates in only one reportable segment.  Therefore, tabular segment information is not presented for PNM and TNMP.  Explanations for footnotes (1) and (2) follow the tables.

PNMR SEGMENT INFORMATION

	PNM	TNMP	First	Corporate
2008	Electric	Electric	Choice	and Other	Consolidated
			(In thousands)

Operating revenues	$1,242,837	$135,068	$582,224	$(607)	$1,959,522
Intersegment revenues	105	55,214	-	(55,319)	-
Total revenues	1,242,942	190,282	582,224	(55,926)	1,959,522
Cost of energy	698,054	32,671	564,326	(55,197)	1,239,854
Gross margin	544,888	157,611	17,898	(729)	719,668
Other operating expenses	465,681	101,466	238,386	(413)	805,120
Depreciation and amortization	85,724	38,695	2,360	17,583	144,362
Operating income (loss)	(6,517)	17,450	(222,848)	(17,899)	(229,814)

Interest income	24,674	63	1,587	(2,228)	24,096
Equity in net earnings (loss) of Optim Energy	-	-	-	(29,687)	(29,687)
Other income (deductions)	(24,792)	3,162	112	(5,682)	(27,200)
Net interest charges	(69,868)	(18,340)	(3,985)	(40,762)	(132,955)

Segment earnings (loss) before income taxes	(76,503)	2,335	(225,134)	(96,258)	(395,560)

Income taxes (benefit)	(10,029)	11,128	(47,561)	(44,354)	(90,816)
Preferred stock dividend requirements	528	-	-	-	528

Segment earnings (loss) from continuing
operations	$(67,002)	$(8,793)	$(177,573)	$(51,904)	$(305,272)

Gross property additions (1)	$240,262	$51,116	$3,872	$12,876	$308,126
At December 31, 2008:
Total Assets(2)	$3,758,834	$971,998	$253,048	$494,201	$5,478,081
Goodwill	$51,632	$226,665	$43,013	$-	$321,310

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

2007	PNM Electric	TNMP Electric	Altura	First Choice	Corporate and Other	Consolidated
	(In thousands)
Operating revenues	$1,136,974	$109,818	$65,395	$600,617	$1,225	$1 ,914,029
Intersegment revenues	-	70,603	-	78	(70,681)	-
Total revenues	1,136,974	180,421	65,395	600,695	(69,456)	1,914,029
Cost of energy	638,675	29,529	22,063	500,755	(69,497)	1,121,525
Gross margin	498,299	150,892	43,332	99,940	41	792,504
Other operating expenses	381,105	67,821	18,636	57,262	6,943	531,767
Depreciation and amortization	83,223	30,401	7,684	1,881	12,506	135,695
Operating income (loss)	33,971	52,670	17,012	40,797	(19,408)	125,042

Interest income	41,655	85	146	2,137	(869)	43,154
Equity in net earnings of Optim Energy	-	-	-	-	7,581	7,581
Other income (deductions)	11,647	1,468	1	(56)	(5,570)	7,490
Net interest charges	(52,662)	(25,168)	(8,523)	(763)	(33,039)	(120,155)

Segment earnings before income taxes	34,611	29,055	8,636	42,115	(51,305)	63,112

Income taxes (benefit)	11,220	10,647	3,419	14,929	(36,989)	3,226
Preferred stock dividend requirements	528	-	-	-	-	528

Segment earnings (loss) from continuing
operations	$22,863	$18,408	$5,217	$27,186	$(14,316)	$59,358

Gross property additions (1)	$312,988	$42,725	$919	$184	$61,770	$418,586

At December 31, 2007:
Total Assets (2)	$3,456,800	$972,792	$-	$367,838	$428,106	$5,225,536
Goodwill	$102,775	$261,121	$-	$131,768	$-	$495,664

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

2006	PNM Electric	TNMP Electric	Altura	First Choice	Corporate and Other	Consolidated
	(In thousands)
Operating revenues	$1,064,350	$187,935	$125,131	$584,759	$1,185	$1,963,360
Intersegment revenues	51,114	69,055	-	140	(120,309)	-
Total revenues	1,115,464	256,990	125,131	584,899	(119,124)	1,963,360
Cost of energy	607,026	103,021	38,860	455,126	(119,788)	1,084,245
Gross margin	508,438	153,969	86,271	129,773	664	879,115
Other operating expenses	331,133	79,256	12,982	66,916	8,333	498,620
Depreciation and amortization	78,008	31,576	13,060	2,026	5,992	130,662
Operating income	99,297	43,137	60,229	60,831	(13,661)	249,833

Interest income	32,091	922	250	2,474	276	36,013
Other income (deductions)	5,324	7,901	15	(391)	(569)	12,280
Net interest charges	(47,055)	(28,926)	(20,917)	(802)	(36,408)	(134,108)

Segment earnings before income taxes	89,657	23,034	39,577	62,112	(50,362)	164,018

Income taxes (benefit)	31,564	7,335	15,668	22,145	(21,182)	55,530
Preferred stock dividend requirements	528	-	-	-	-	528

Segment earnings (loss) from continuing
operations	$57,565	$15,699	$23,909	$39,967	$(29,180)	$107,960

Gross property additions (1)	$213,929	$47,659	$939	$272	$26,089	$288,888

At December 31, 2006:
Total Assets (2)	$3,167,889	$1,203,860	$699,575	$362,206	$151,644	$5,585,174
Goodwill	$-	$363,764	$-	$131,974	$-	$495,738
Footnote explanations for the above tables are as follows:

(1)	Excludes gross property additions related to PNM Gas discontinued operations of $36,825, $39,154 and $32,230 for December 31, 2008, 2007, and 2006.
(2)	Excludes total assets related to PNM Gas discontinued operations of $669,901, $646,600, and $645,660 at December 31, 2008, 2007, and 2006.

Major Customers

No individual customers accounted for more than 10% of the operating revenues of PNMR or PNM.  First Choice is a customer of TNMP and accounted for 29% of its operating revenues from continuing operations in 2008, 39% in 2007, and 44% in 2006.  One unaffiliated customer of TNMP accounted for 22% of its operating revenues from continuing operations in 2008, 18% in 2007, and 14% in 2006.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

(4)	Regulatory Assets and Liabilities

Certain of the Company's operations are regulated by the NMPRC, PUCT and the FERC and the provisions of SFAS 71 are applied to its regulated operations.  Regulatory assets represent probable future recovery of previously incurred costs, which will be collected from customers through the ratemaking process.  Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process.  Regulatory assets and liabilities reflected in the Consolidated Balance Sheets are presented below.  As discussed in Note 2, on January 30, 2009, PNM completed the sale of its gas operations.  Upon the sale, the regulatory asset amount for pension obligations that was not transferred to NMGC of approximately $107.3 million will be removed from regulatory assets and charged, net of income taxes, to AOCI.  See Note 23 for information on regulatory assets and liabilities of PNM Gas.

PNMR

	December 31,
	2008	2007
Assets:	(In thousands)
Current:
Underground rate	$1,311	$-
Rate case expense	230	-
Other	-	157
	1,541	157
Non-Current:
Mine reclamation costs	69,747	94,698
Deferred income taxes	74,902	78,705
Financing costs	28,155	23,579
Pension and OPEB	329,487	126,506
Loss on reacquired debt	11,706	15,018
Renewable energy certificates	-	9,794
Stranded costs	112,008	123,863
Rate case expense	2,298	3,666
Other	838	6,043
	629,141	481,872
Total regulatory assets	$630,682	$482,029

Liabilities:
Current - other	$(1,746)	$-

Non-Current:
Cost of removal	(261,078)	(252,502)
Deferred income taxes	(16,333)	(18,161)
Asset retirement obligation	(40,929)	(38,978)
PVNGS prudence audit	(2,088)	(2,411)
Pension and OPEB	(1,577)	(14,319)
Energy efficiency credit	(2,106)	(2,214)
Gain on reacquired debt	-	(90)
TNP acquisition – settlement due customers	(2,267)	(2,915)
Other	(797)	(782)
	(327,175)	(332,372)
Total regulatory liabilities	$(328,921)	$(332,372)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

PNM

	December 31,
	2008	2007
	(In thousands)
Assets:
Current:
Underground rate	$1,311	$-
Rate case expense	230	-
Other	-	157
	1,541	157
Non-Current:
Mine reclamation costs	69,747	94,698
Deferred income taxes	70,237	73,543
Financing costs	28,155	23,579
Loss on reacquired debt	11,706	14,584
Pension and OPEB	313,484	126,478
Renewable energy certificates	-	9,794
Rate case expense	314	-
Other	838	6,043
	494,481	348,719
Total regulatory assets	$496,022	$348,876

Liabilities:
Current - other	$(1,746)	$-

Non-Current:
Cost of removal	(229,733)	(222,445)
Deferred income taxes	(16,333)	(18,161)
Asset retirement obligation	(40,929)	(38,978)
PVNGS prudence audit	(2,088)	(2,411)
Gain on reacquired debt	-	(90)
TNP acquisition – settlement due customers	(2,267)	(2,915)
Other	(796)	(782)
	$(292,146)	$(285,782)
Total regulatory liabilities	$(293,892)	$(285,782)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

TNMP

	December 31,
	2008	2007
	(In thousands)
Assets:
Non-Current:
Stranded costs	$112,008	$123,864
Deferred income taxes	4,665	5,162
Pension and OPEB	16,003	28
Loss on reacquired debt	-	434
Rate case expense	1,984	3,666
Total regulatory assets	$134,660	$133,154

Liabilities:
Non-Current:
Cost of removal	$(31,345)	$(30,057)
Energy efficiency credit	(2,106)	(2,214)
Pension and OPEB	(1,577)	(14,319)
Total regulatory liabilities	$(35,028)	$(46,590)

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

The Company is permitted, under rate regulation, to accrue and record a regulatory liability for the estimated cost of removal and salvage associated with certain of its assets through depreciation expense.  With the issuance of SFAS 158, actuarial losses and prior service costs are required to be recorded in AOCI; however, the amortization of these items is recoverable through the Company’s rates.  For information related to TNMP’s stranded costs, see Note 17.  PNM recorded regulatory assets for renewable energy certificates at $0.005 per KWh.  A renewable energy certificate represents one KWh of energy produced from a renewable energy source as defined by the New Mexico Renewable Energy Act.  The source of the renewable energy certificates is PNM’s PPA to purchase renewable energy from the New Mexico Wind Energy Center.  As described in Note 17, in the final order for PNM’s 2007 electric rate case, the NMPRC disallowed recovery of costs associated with these RECs, but did allow PNM the opportunity to seek recovery in the next rate case if it can demonstrate that it incurred an actual incremental cost for its compliance with the renewable portfolio standard.  The NMPRC also ruled that recovery of coal mine decommissioning costs should be capped at $100 million.  The order results in PNM being unable to assert it is probable, as defined under GAAP, that the costs previously deferred on PNM’s balance sheet will be recoverable through future rates charged to its customers.  Accordingly, PNM recorded regulatory disallowances for pre-tax write offs of $19.6 million for coal mining decommissioning costs and $10.6 million for deferred REC costs.  PNM is evaluating whether it will be successful in meeting the criteria set forth by the NMPRC.  PNM has appealed the NMPRC’s treatment of coal mine decommissioning and the RECs to the New Mexico Supreme Court.  If the appeal is successful or if PNM is successful in demonstrating that these costs are recoverable through future rate proceedings, the costs will be restored to PNM’s balance sheet.

Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that future recovery of its regulatory assets are probable.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

(5)	Stockholders’ Equity

Common Stock

See Note 6 for details related to PNMR’s issuance of common stock.

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

PNM paid cash dividends of $40.0 million to PNMR in 2008.  PNM did not pay any cash dividends to PNMR in 2007 and 2006. TNMP paid cash dividends to PNMR of $35.0 million in 2007. TNMP did not pay any cash dividends to PNMR in 2008 and 2006.  Following the sale of PNM Gas, PNM paid a dividend to PNMR of $220.0 million on February 5, 2009.

PNM can pay dividends to PNMR from earnings as well as equity contributions made by PNMR.  The NMPRC has placed certain restrictions on the ability of PNM to pay dividends to PNMR, including the restriction that PNM cannot pay dividends that cause its debt rating to fall below investment grade.  The NMPRC has also restricted PNM from paying dividends in any year, as determined on a rolling four quarter basis, in excess of net earnings, including carryover amounts, without prior NMPRC approval.  Additionally, PNM has various financial covenants that limit the transfer of assets, through dividends or other means.  Under the most restrictive of such numerical tests, as of December 31, 2008, PNM would be allowed to pay dividends to PNMR in an amount of up to approximately $221 million without seeking approval of the NMPRC or financial counterparties.  Adjusting, on a pro forma basis, for the sale of PNM Gas and the use of proceeds from the sale, including the payment of the $220.0 dividend to PNMR described above, PNM estimates such amount would be approximately $186 million.

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

Preferred Stock

PNMR’s restated articles of incorporation authorize 10 million shares of preferred stock, which may be issued without restriction.  PNMR had no preferred stock outstanding prior to November 17, 2008, when it issued 477,800 shares of Series A convertible preferred stock in connection with the purchase obligation of the holder of PNMR’s private equity-linked units.  See Note 6.  The Series A convertible preferred stock is convertible into PNMR common stock in a ratio of 10 shares of common stock for each share of preferred stock.  The Series A convertible preferred stock is entitled to receive dividends equivalent to any dividends paid on PNMR common stock as if the preferred stock had been converted into common stock.  The Series A convertible preferred stock is entitled to vote on all matters voted upon by common stockholders, except for the election of the Board.  In the event of liquidation of PNMR, preferred holders would receive a preference of $0.10 per common share equivalent.  After that preference, common holders would receive an equivalent liquidation preference per share and all remaining distributions would be shared ratably between common and preferred holders.  The terms of the Series A convertible preferred stock result in it being substantially equivalent to common stock.  Therefore, for earnings per share

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

purposes the number of common shares into which the Series A convertible preferred stock is convertible is included in the weighted average number of common shares outstanding for periods after the Series A convertible preferred stock was issued.  Similarly, dividends on the Series A convertible preferred stock are considered to be common dividends in the accompanying Consolidated Financial Statements.

PNM’s cumulative preferred shares outstanding bear dividends at 4.58% per annum.  PNM preferred stock does not have a mandatory redemption requirement but may be redeemed, at PNM’s option, at 102% of the stated value plus accrued dividends.  The holders of the PNM preferred stock are entitled to payment before the holders of common stock in the event of any liquidation or dissolution or distribution of assets of PNM.  In addition, PNM’s preferred stock is not entitled to a sinking fund and cannot be converted into any other class of stock of PNM.

TNMP has no preferred stock outstanding.  The number of authorized shares of TNMP cumulative preferred stock is 1 million shares.

(6)	Financing

Impacts of Difficulties of Financial Institutions

Recent and unprecedented disruption in the current credit markets has had a significant adverse impact on a number of financial institutions, which has resulted in certain institutions being restructured or formulating plans to be acquired by other financial institutions.  This includes some financial institutions that are lenders under the PNMR Facility, PNM Facility, and Term Loan Agreement (which was terminated effective January 30, 2009), which are described below.  Other than as described below, this has not impacted these credit agreements to date and the Company does not anticipate it will have a significant impact on the PNMR Facility and the PNM Facility, which expire in 2012.

LBB was a lender under the PNMR Facility and the PNM Facility.  LBH, the parent of LBB, has filed for bankruptcy protection.  Subsequent to the bankruptcy filing by LBH, LBB declined to fund a borrowing request under the PNMR Facility amounting to $5.3 million. The PNMR Facility and the PNM Facility agreements contain procedures for substituting another financial institution to take the place of any lender who defaults under the agreements.  A replacement bank has taken the place of LBB under the PNM Facility, but as of February 20, 2009, no arrangement has been made to replace LBB under the PNMR Facility.  LBB’s commitment amounts to 5.33% of the PNMR Facility.  PNMR does not believe the LBH bankruptcy will have a significant impact on the liquidity provided by the PNMR Facility.

LBCS, another subsidiary of LBH, has also declared bankruptcy and was a counterparty to various energy transactions with First Choice and Optim Energy.  First Choice had no receivables from LBCS, but as a result of the bankruptcy, First Choice terminated these contracts effective September 24, 2008 and recognized a $3.9 million loss as settled purchase power contracts.  The $3.9 million loss consisted of $2.2 million previously recorded in earnings as unrealized losses on economic hedges and $1.7 million of power purchases under normal contracts not previously recorded in earnings. These power supply contracts have since been replaced with other counterparties, which partially offset the $3.9 million loss.  Optim Energy did have a receivable from LBCS, which has been written off.  PNMR’s equity share of the write off was $0.6 million.  The bankruptcy of LBCS is not expected to have a significant impact on future operations of the Company.

Financing Activities

In April 2006, PNMR entered into a short-term bridge loan agreement under which it borrowed $480.0 million for temporary financing of Twin Oaks.  See Note 2. Prior to December 31, 2006, $230.5 million of the bridge loan was repaid and the remaining amount was repaid on April 17, 2007.

In July 2006, the City of Farmington, New Mexico authorized the issuance of new tax-exempt bonds to finance a portion of the environmental project at SJGS.  On June 26, 2007, the City of Farmington, New Mexico

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

issued $20.0 million of its PCRBs to finance or reimburse PNM for expenditures incurred in connection with pollution control equipment at the SJGS.  PNM is obligated to pay amounts equal to the principal and interest on the PCRBs.  In addition, PNM issued $20.0 million of senior unsecured notes to secure and guarantee the PCRBs. Both the PCRBs and the senior unsecured notes mature in 2037 and bear interest at 5.15%. The proceeds from the PCRBs were placed directly in trust with an independent trustee until qualified expenditures were incurred.  At December 31, 2008, PNM had received substantially all of the proceeds from the trust. The senior unsecured notes are included in long-term debt in the Consolidated Balance Sheets of PNM and PNMR and the amount in the trust was included in other investments.

In December 2006, PNMR issued 5,750,000 shares of its common stock at $30.79 per share. PNMR received net proceeds from this offering, after deducting underwriting discounts and commissions and expenses, of $170.8 million. PNMR used the net proceeds from these stock sales to repay debt associated with the acquisition of Twin Oaks.

Effective June 15, 2007, TNMP redeemed $100.0 million of its 6.125% senior notes due 2008 at a redemption price of 100.5% of the principal amount redeemed, plus accrued interest. To facilitate the redemption, PNMR made a cash contribution, recorded as equity, of $101.2 million to TNP, which then made an equity contribution to TNMP in the same amount. On March 7, 2008, TNMP entered into a $150.0 million short-term bank loan agreement with two lenders.  TNMP borrowed $150.0 million under this agreement on April 9, 2008 and used the proceeds to redeem the remaining $148.9 million of its 6.125% senior unsecured notes prior to the maturity date of June 1, 2008.  The $150.0 million borrowing under this agreement was repaid in October 2008, through borrowing $150.0 million under the TNMP Facility described under Short-term Debt below.

On May 5, 2008, PNM entered into a $300.0 million unsecured delayed draw term loan facility (the “Term Loan Agreement”) with Merrill Lynch Bank USA, Morgan Stanley Senior Funding, Inc. and Wachovia Bank, National Association. The Term Loan Agreement allowed PNM to borrow up to $300.0 million.  Interest and fees were based upon PNM’s then-current senior unsecured debt credit ratings.  The Term Loan Agreement provided that if PNM received net cash proceeds from the sale of certain debt securities or the sale of assets, the amount of the commitments under the Term Loan Agreement would be reduced.  As described below, on May 13, 2008, PNM completed the offering of $350.0 million aggregate principal amount of senior unsecured notes.  On May 28, 2008, PNM was notified that the lenders under the Term Loan Agreement had reduced their commitments to $150.0 million.  As provided by the Term Loan Agreement, upon the closing of the sale of PNM Gas described in Note 2, the Term Loan Agreement terminated.  No borrowings were made under the Term Loan Agreement.

On May 8, 2008, PNM entered into a $100.0 million unsecured letter of credit facility pursuant to a reimbursement agreement (as amended, the “Reimbursement Agreement”) with Deutsche Bank AG and Royal Bank of Canada.  The Reimbursement Agreement allowed PNM to obtain, from time to time, standby letters of credit up to the aggregate amount of $100.0 million at any time prior to April 30, 2009.  The letter of credit and commitment fees varied depending upon the then-current senior unsecured debt credit rating for PNM.  Upon the sale of PNM Gas on January 30, 2009, PNM voluntarily requested the termination of the Reimbursement Agreement.  No letters of credit were issued under this arrangement.

On May 13, 2008, PNM issued $350.0 million aggregate principal amount of senior unsecured notes. The notes pay interest semi-annually at a rate of 7.95% per year, payable on May 15 and November 15 of each year, beginning November 15, 2008, and mature on May 15, 2018.

On May 15, 2008, TNMP entered into a credit agreement with eight lenders for the TNMP Facility, which matures on May 13, 2009.  The TNMP Facility provides TNMP with a revolving credit facility for up to $200.0 million.  In connection with entering into the TNMP Facility, TNMP withdrew as a borrower under the PNMR Facility and is no longer a party under the PNMR Facility.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

On October 31, 2008, TNMP entered into a $100.0 million term loan credit agreement with two lenders (the “TNMP Bridge Facility”) to provide an additional source of funds to repay TNMP’s $167.7 million of senior unsecured notes that matured January 15, 2009.  The TNMP Bridge Facility includes a covenant to maintain a maximum consolidated debt-to-consolidated capitalization ratio. On January 14, 2009, TNMP borrowed $100.0 million under the TNMP Bridge Facility, which is due on March 30, 2009.  On January 15, 2009, TNMP repaid the entire principal and interest due on the $167.7 million principal amount outstanding of 6.25% senior unsecured notes utilizing the proceeds from the TNMP Bridge Facility and inter-company borrowings from PNMR.

PNM had $300.0 million aggregate principal amount of senior unsecured notes that matured in September 2008.  PNM repaid these notes by utilizing cash on hand and borrowing $240.0 million under the PNM Facility.

PNMR previously issued 4,945,000 6.75% publicly held equity-linked units.  Each of these equity-linked units consisted of a purchase contract and a 5.0% undivided beneficial ownership interest in one of PNMR’s senior notes with a stated amount of $1,000, which corresponded to a $50.00 stated amount of PNMR’s senior notes. The senior notes were scheduled to mature in May 2010 (subject to the remarketing described below) and bore interest at a rate of 4.8% per year.  The purchase contracts entitled their holders to contract adjustment payments of 1.95% per year on the stated amount of $50.00.  Each purchase contract contained a mandatory obligation for the holder to purchase, and PNMR to sell, at a purchase price of $50.00 in cash, shares of PNMR’s common stock on or before May 16, 2008.  Generally, the number of shares each holder of the equity-linked units was obligated to purchase depended on the average closing price per share of PNMR’s common stock over a 20-day trading period ending on the third trading day immediately preceding May 16, 2008, with an adjusted maximum price of $32.08 per share and minimum price of $26.29 per share.  In accordance with the terms of the equity-linked units, the senior note components were remarketed on May 16, 2008.  The proceeds from the remarketed senior notes amounted to $247.3 million and were utilized by the holders of the equity-linked units to satisfy their obligations to purchase 9,403,412 shares of PNMR’s common stock for the same aggregate amount on May 16, 2008.  In connection with the remarketing, PNMR sold an additional $102.7 million of senior notes with the same terms for a total offering of $350.0 million.  The senior notes pay interest semi-annually at a rate of 9.25% per year, payable on May 15 and November 15 of each year, beginning November 15, 2008, and mature on May 15, 2015.

PNMR also had outstanding 4,000,000 privately held 6.625% equity-linked units.  Each of these equity-linked units consisted of a purchase contract and a 2.5% undivided beneficial ownership interest in one of PNMR’s senior notes with a stated amount of $1,000, which corresponds to a $25.00 stated amount of PNMR’s senior notes.  The senior notes aggregating $100.0 million were scheduled to mature in August 2010 (subject to the remarketing described below) and bore interest at the annual rate of 5.1%.  The purchase contracts entitled the holder to quarterly contract adjustment payments of 1.525% per year on the stated amount of $25.00.  Each purchase contract contained a mandatory obligation for the holder to purchase, and PNMR to sell, at a purchase price of $25.00 in cash, shares of PNMR’s common stock (or PNMR preferred stock in a ratio of one preferred share for each 10 shares of common stock) aggregating $100.0 million on November 17, 2008.  Generally, the number of shares the holder was obligated to purchase depended on the average closing price per share of PNMR’s common stock over a 20-day trading period ending on the third trading day immediately preceding November 16, 2008, with a maximum price of $25.12 per share and minimum price of $20.93 per share.  In accordance with the terms of the equity-linked units, PNMR attempted to remarket the senior note components in November 2008, but was unable to complete the remarketing.  As provided in the agreement under which the equity-linked units were originally issued, the holder tendered the $100 million of senior unsecured notes to PNMR to satisfy its obligations under the purchase contracts. The holder chose to receive 477,800 shares of PNMR Series A convertible preferred stock on November 17, 2009 in lieu of 4,778,000 shares of PNMR common stock.  See Note 5.

On January 5, 2009, PNMR commenced a tender offer whereby it offered to repurchase up to $150.0 million of its 9.25% senior unsecured notes due 2015.  The tender offer requested the holders of the notes to submit the amount of notes they would be willing to sell to PNMR and at the price they would be willing to sell, within the range of 83% to 93% of face value, including additional compensation of 3% of face value for those holders that tendered their notes and did not withdraw them prior to the stated early participation date. Prior to expiration of the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

offer, $157.5 million of notes were tendered to PNMR for purchase.  Under the applicable rules for this type of arrangement, PNMR was able to purchase $157.0 million of notes at the 93% cap price.  On February 5, 2009, PNMR repurchased and retired these notes for $146.0 million plus accrued interest. On February 26, 2009, PNMR purchased an additional $0.4 million of the 9.25% senior unsecured notes at 93% of face value in a private transaction.

Pursuant to the terms of the PNM Resources Direct Plan, PNMR began offering new shares of PNMR common stock through the plan beginning in June 2006.  In August 2006, PNMR entered into an equity distribution agreement to offer and sell up to 8.0 million shares of PNMR common stock from time to time.  The agreement provides that PNMR will not sell more shares than needed for the aggregate gross proceeds from such sales to reach $200.0 million.  PNMR has suspended the equity distribution agreement due to market conditions.  Through December 31, 2008, PNMR had sold a combined total of 2.4 million shares of its common stock through the PNMR Direct Plan and the equity distribution agreement for net proceeds of $61.2 million, at a weighted average price of $25.94.

In August 2006, PNMR filed a new automatically effective shelf registration statement with the SEC for common stock and in April 2008, PNMR filed a new automatically effective shelf registration statement for debt securities.  These new registration statements expire three years from the date of filing and can be amended at any time to include additional securities of PNMR.  As a result, these new shelf registration statements have unlimited availability, subject to certain restrictions and limitations.

In April 2008, PNM filed a new shelf registration statement for the issuance of $750.0 million of senior unsecured notes that was declared effective on April 29, 2008.  As of October 30, 2008, PNM had $600.0 million of remaining unissued securities registered under this and a prior shelf registration statement.

Borrowing Arrangements Between PNMR and its Subsidiaries

PNMR has one-year intercompany loan agreements with its subsidiaries. Individual subsidiary loan agreements vary in amount from $20.0 million to $100.0 million and have either reciprocal or non reciprocal terms.  Interest charged to the subsidiaries is equivalent to interest paid on the PNMR Facility.  As of December 31, 2008 and 2007, TNMP had outstanding borrowings of $14.1 million and $3.4 million from PNMR under its intercompany loan agreement.  On January 8, 2009, TNMP entered into an agreement for an additional $50.0 million borrowing from PNMR that is subordinated to the TNMP Bridge Facility described above.  On January 13, 2009, TNMP borrowed $50.0 million from PNMR under the subordinated agreement.  At February 20, 2008, TNMP has borrowed a total of $91.6 million from PNMR under these agreements.

On February 26, 2009, the Finance Committee of the PNMR Board authorized PNMR  to provide support for the debt of TNMP by approving one or more additional loans to TNMP as a contingency in the event TNMP is unable to obtain external financing sufficient to pay amounts borrowed under the TNMP Facility and the TNMP Bridge Facility when they come due.

Short-term Debt

PNMR and PNM have revolving credit facilities for borrowings up to $600.0 million under the PNMR Facility and $400.0 million under the PNM Facility that primarily expire in 2012 and local lines of credit amounting to $10.0 million and $8.5 million.  TNMP has a revolving credit facility for borrowings up to $200.0 million under the TNMP Facility that expires May 13, 2009.  PNMR and PNM also have commercial paper programs under which they may issue up to $400.0 million and $300.0 million of commercial paper. The Company has suspended the commercial paper programs due to market conditions and no commercial paper has been issued since March 11, 2008.  The revolving credit facilities serve as support for the commercial paper programs.  Operationally, this means the aggregate borrowings under the commercial paper program and the revolving credit facility for each of PNMR and PNM cannot exceed the maximum amount of the revolving credit facility for that entity.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

At December 31, 2008, the weighted average interest rate was 2.17% for the PNMR Facility, 1.80% for the PNM Facility, and 3.75% for the TNMP Facility. Short-term debt outstanding consists of:

	December 31,	December 31,
Short-term Debt	2008	2007
	(In thousands)

PNM
Commercial paper	$-	$-
Revolving credit facility	340,000	321,000
Delayed draw term loan facility	-	-
Local lines of credit	-	-
	340,000	321,000
TNMP
Revolving credit facility	150,000	-
Bridge facility	-	-
	150,000	-
PNMR
Commercial paper	-	-
Revolving credit facility	254,667	343,500
Local lines of credit	-	1,400

	$744,667	$665,900

In addition to the above borrowings, PNMR, PNM, and TNMP had letters of credit outstanding of $119.8 million, $26.9 million and $1.5 million at December 31, 2008 that reduce the available capacity under their respective revolving credit facilities.

At February 20, 2009, PNMR, PNM, and TNMP had $301.5 million, $381.6 million, and $48.5 million of availability under their respective revolving credit facilities and local lines of credit, including reductions of availability due to outstanding letters of credit.  TNMP also had availability of $8.4 million under its intercompany borrowing agreement with PNMR.  Total availability at February 20, 2009, on a consolidated basis, was $731.6 million for PNMR.  Such availability includes $23.5 million that represents the unfunded portion of the PNMR Facility attributable to LBB.  At February 20, 2009, PNMR, PNM, and TNMP had cash and cash equivalents of $5.9 million, $102.7 million, and none.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

Long-Term Debt

Information concerning long-term debt outstanding is as follows:

	December 31,
Long-term Debt	2008	2007
	(In thousands)
PNM Debt
First Mortgage Bonds, Pollution Control Revenue Bonds:
5.70% due 2016	$65,000	$65,000
Senior Unsecured Notes, Pollution Control Revenue Bonds:
6.30% due 2016	77,045	77,045
7.95% due 2018	350,000	-
5.75% due 2022	37,300	37,300
5.80% due 2022	100,000	100,000
6.375% due 2022	90,000	90,000
6.30% due 2026	23,000	23,000
6.60% due 2029	11,500	11,500
4.875% due 2033	46,000	46,000
4.875% due 2033	100,000	100,000
5.15% due 2037	20,000	20,000
4.00% due 2038	36,000	36,000
Senior Unsecured Notes:
4.40% due 2008	-	300,000
7.50% due 2018	100,025	100,025
Other, including unamortized discounts	(153)	(200)
	1,055,717	1,005,670
Less current maturities	36,000	299,969
	1,019,717	705,701
TNMP Debt
Senior Notes:
6.125% due 2008	-	148,935
6.25% due 2009	167,690	167,690
Other, including unamortized discounts	-	(134)
	167,690	316,491
Less current maturities	167,690	148,882
	-	167,609
PNMR Debt
Senior unsecured notes, 9.25% due 2015	350,000	-
Equity-Linked Units:
6.75% due 2010	-	247,250
6.625% due 2010	-	100,000
Other, including unamortized discounts	11,298	11,667
	361,298	358,917
Less current maturities	2,004	368
	359,294	358,549

Total Consolidated PNMR Debt	1,584,705	1,681,078
Less current maturities	205,694	449,219
	$1,379,011	$1,231,859

As discussed above, the TNMP 6.25% senior notes were paid at maturity on January 15, 2009.  Although PNM’s 4.00% series of senior unsecured notes PCRB mature in 2038, they are subject to mandatory repurchase and remarketing on July 1, 2009.  Accordingly, this series is included in current maturities of long-term debt.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

Interest Rate Swaps

PNMR entered into three fixed-to-floating interest rate swaps with an aggregate notional principal amount of $150.0 million, which matured September 15, 2008.  Under these swaps, PNMR received a 4.40% fixed interest payment on the notional principal amount on a semi-annual basis and paid a floating rate equal to the six month LIBOR plus 58.15 basis points (0.5815%) on the notional amount.  The initial floating rate was 1.91% and was reset to 6.09% on September 15, 2007 and 3.28% on March 17, 2008.  The swaps were accounted for as fair-value hedges with a liability position of $1.5 million as of December 31, 2007, with a corresponding reduction of long-term debt.

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

PNMR leases office buildings and other equipment under operating leases. PNM leases interests in Units 1 and 2 of PVNGS, an interest in the EIP transmission line, office buildings, vehicles and other equipment under operating leases.  TNMP leases radio tower antenna space, office buildings, vehicles and other equipment under operating leases.

PNM has a PPA for the entire output of Delta, a gas-fired generating plant in Albuquerque, New Mexico, which is classified as an operating lease with imputed annual lease payments of $6.0 million.  See Note 9 for additional information about the Delta operating lease.  PNM also had a PPA for 40 MW of capacity from Pyramid Unit 4, which was classified as an operating lease and was sold in 2008.  See Note 8.

Operating lease expense was:

	PNMR	PNM	TNMP
		(In thousands)

2008	$83,255	$82,101	$2,121
2007	$86,532	$80,491	$3,233
2006	$85,671	$77,890	$1,408

The amounts included in the above table reflect the total amount of the lease payments PNM makes under the PVNGS and EIP leases.  As discussed under Investments in Note 1, the PVNGS Capital Trust, which is consolidated by PNM, acquired the lessor notes that were issued by the PVNGS lessors and PNM acquired the remaining lessor note issued by the remaining EIP lessor.  Of the total annual payments of $69.1 million made by PNM under the PVNGS and EIP leases, $50.0 million in 2008, $50.8 million in 2007, and $51.8 million in 2006 was returned in cash to PNM in the form of principal and interest payments on the lessor notes.  A portion of PVNGS Unit 2 is leased by PNM from another subsidiary of PNMR.  The above includes lease expense of $9.6 million in 2008 and $4.8 million in 2007 paid to that subsidiary of which $7.4 million and $3.7 million was returned to PNM

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

in payments on the lessor notes.

Future minimum operating lease payments at December 31, 2008 shown below have been reduced by amounts that will be returned to PNM on the lessor notes, which vary but are approximately $52 million annually thru 2011 reducing thereafter to approximately $30 million annually in 2015.  Of PNM’s future lease payments, $9.6 million annually through 2016 are made to another subsidiary of PNMR of which amounts varying between $6.4 million and $7.3 are returned to PNM as payments on the lessor notes. :

	PNMR	PNM	TNMP
		(In thousands)

2009	$29,644	$27,061	$1,639
2010	28,375	25,930	1,633
2011	28,989	26,693	1,633
2012	41,805	39,618	1,633
2013	45,819	43,771	1,631
Later years	100,956	103,805	-
	275,588	266,878	8,169
Future payments under non-cancelable subleases	2,284	-	-
Total minimum lease payments	$273,304	$266,878	$8,169

The PVNGS leases, which expire in 2015 and 2016, contain options to renew the leases or to purchase the property for fair market value at the end of the lease terms.  PNM is analyzing this matter to determine which option or options to pursue. A portion of PVNGS Unit 2 is leased by PNM from another subsidiary of PNMR.  Covenants in PNM's PVNGS Units 1 and 2 lease agreements limit PNM's ability, without consent of the owner participants in the lease transactions, (i) to enter into any merger or consolidation, or (ii) except in connection with normal dividend policy, to convey, transfer, lease or dividend more than 5% of its assets in any single transaction or series of related transactions.  PNM is exposed to losses under the PVNGS lease arrangements upon the occurrence of certain events that PNM does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to PVNGS or the occurrence of specified nuclear events), PNM would be required to make specified payments to the equity participants, and take title to the leased interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of December 31, 2008, PNM could have been required to pay the equity participants up to approximately $192.7 million, of which up to $30.2 million would be payable to another subsidiary of PNMR.  PNM would have recorded the acquired assets at the lower of their fair value or aggregate of the amount paid and PNM’s carrying value of its investment in PVNGS lessor notes.

(8)	Fair Value of Derivative and Other Financial Instruments

Energy Related Derivative Contracts

Overview

Under derivative accounting and related rules for energy contracts, the Company accounts for its various derivative instruments for the purchase and sale of energy based on the Company’s intent.   Energy contracts that do not qualify for the normal sales and purchases exception are recorded at fair value.   See Note 6 for additional information regarding interest rate swaps, which are fair value hedges.

For derivative transactions meeting the definition of a cash flow or fair value hedge, the Company documents the relationships between the hedging instruments and the items being hedged.  This documentation includes the strategy that supports executing the specific transaction and the methods utilized to assess the effectiveness of the hedges.  Changes in the fair value of contracts qualifying for cash flow hedge accounting are included in AOCI to

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

the extent effective.  Ineffectiveness gains and losses are immaterial.  The amounts shown as current assets and current liabilities relate to contracts that will be settled in the next twelve months.  Gains or losses related to cash flow hedge instruments are reclassified from AOCI when the hedged transaction settles and impacts earnings.  Based on market prices at December 31, 2008, after-tax gains of $12.6 million for PNMR and $15.4 million for PNM would be reclassified from AOCI into earnings during 2009. However, the actual amount reclassified into earnings will vary due to future changes in market prices.  As of December 31, 2008, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is through October 2011.

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

Fair value is based on current market quotes as available and is supplemented by modeling techniques and assumptions made by the Company to the extent quoted market prices or volatilities are not available.  External pricing input availability varies based on commodity location, market liquidity, and term of the agreement.  The Company regularly assesses the validity and availability of pricing data for its derivative transactions.  Although management uses its best judgment in estimating the fair value of these instruments, there are inherent limitations in any estimation technique.

Effective January 1, 2008, the Company adopted SFAS 157, SFAS 159, and FSP FIN 39-1. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  FSP 157-2 delayed the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis, primarily goodwill and other intangible assets, and the Company has not elected to early adopt SFAS 157 for these items.  SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. FSP FIN 39-1 permits a reporting entity to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement and to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments in accordance with FSP FIN 39-1.  On October 10, 2008, the FASB issued FSP FAS 157-3 to clarify the application of SFAS 157 when a market for a financial instrument is not active.  FSP FAS 157-3 has no impact on the Company’s current methodologies for assessing fair value.

As stated in SFAS 157, valuations of derivative assets and liabilities must take into account nonperformance risk including the effect of the Company’s own credit standing.  Nonperformance risk refers to the risk that the obligation will not be fulfilled and affects the value at which the liability is transferred.  Effective January 1, 2008, the Company updated its methodology to include the impact of the nonperformance risk and its own credit standing. The Company did not elect to irrevocably fair value any items eligible under SFAS 159 and did not elect to offset fair values of its derivative instruments under FSP FIN 39-1.

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
December 31, 2008, 2007 and 2006

contracts settled. The adoption of SFAS 157 on January 1, 2008, eliminated the deferral of these gains and losses resulting in the recognition of previously deferred gains and losses as a net after-tax increase of $10.4 million in the beginning balance of retained earnings for both PNMR and PNM and had no impact on TNMP.

At December 31, 2008, amounts recognized for the right to reclaim cash collateral are $6.4 million for PNMR and zero for PNM.  PNMR and PNM had obligations to return cash collateral of $2.9 million and none at December 31, 2008.

The following tables do not include activity related to PNM Gas.  See Note 23.

PNMR

PNMR’s commodity derivative instruments are summarized as follows:

	December 31,		December 31,
	2008	2007	2008	2007
Type of Derivative	Mark-to-Market Instruments		Hedge Instruments
		(In thousands)
Current Assets
Energy contracts	$9,368	$14,486	$25,528	$864
Swaps and futures	15,383	25,653	367	524
Options	417	7,372	187	358
Total current assets	25,168	47,511	26,082	1,746

Deferred Charges
Energy contracts	7,550	14,133	15,683	-
Swaps and futures	2,104	26,898	283	-
Options	-	4,663	-	-
Total deferred charges	9,654	45,694	15,966	-

Total Assets	34,822	93,205	42,048	1,746

Current Liabilities
Energy contracts	(9,378)	(19,842)	-	-
Swaps and futures	(20,292)	(25,308)	(2,134)	(1,058)
Options	(1,102)	(7,594)	(1,045)	(30)
Total current liabilities	(30,772)	(52,744)	(3,179)	(1,088)

Long-term Liabilities
Energy contracts	(3,852)	(42,009)	-	-
Swaps and futures	(3,064)	(4,465)	(18)	(32)
Options	-	(8,700)	-	-
Total long-term liabilities	(6,916)	(55,174)	(18)	(32)

Total Liabilities	(37,688)	(107,918)	(3,197)	(1,120)

Net Total Assets and Liabilities	$(2,866)	$(14,713)	$38,851	$626

First Choice Trading Activities

In 2007, First Choice entered into a series of forward trades that arbitraged basis differentials among certain ERCOT delivery zones.  During the three months ended March 31, 2008, these trades were negatively affected by extreme transmission congestion within the ERCOT market. This congestion resulted in historically high basis differences between the various delivery zones. As a result, in the first quarter of 2008, First Choice recorded a total

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

pre-tax loss of $47.1 million in the trading margins from these speculative trades that is reflected in electric revenues. Because of continued market volatility and the concern that the forward basis market would continue to deteriorate, First Choice decided to end any further speculative trading.  Since March 31, 2008, First Choice incurred an additional $2.9 million loss to close out remaining speculative positions, including transaction costs.  The majority of these positions cash settled before December 31, 2008.  No significant additional costs are expected related to speculative trading.

PNM

PNM’s commodity derivative instruments are summarized as follows:

	December 31,		December 31,
	2008	2007	2008	2007
Type of Derivative	Mark-to-Market Instruments		Hedge Instruments
		(In thousands)
Current Assets
Energy contracts	$730	$2,587	$25,529	$864
Swaps and futures	2,593	6,650	-	422
Options	-	4,336	-	-
Total current assets	3,323	13,573	25,529	1,286

Deferred Charges
Energy contracts	2,060	9,443	15,684	-
Swaps and futures	-	23,253	-	-
Options	-	4,663	-	-
Total deferred charges	2,060	37,359	15,684	-

Total Assets	5,383	50,932	41,213	1,286

Current Liabilities
Energy contracts	(1,647)	(6,872)	-	-
Swaps and futures	(6,224)	(6,037)	(13)	(868)
Options	-	(4,119)	-	-
Total current liabilities	(7,871)	(17,028)	(13)	(868)

Long-term Liabilities
Energy contracts	-	(38,172)	-	-
Swaps and futures	(551)	(693)	(18)	(32)
Options	-	(8,700)	-	-
Total long-term liabilities	(551)	(47,565)	(18)	(32)

Total Liabilities	(8,422)	(64,593)	(31)	(900)

Net Total Assets and Total Liabilities	$(3,039)	$(13,661)	$41,182	$386

Sale of Wholesale Contracts

On January 18, 2008, PNM entered into an agreement to sell certain wholesale power, natural gas and transmission contracts. These contracts represented a significant portion of the wholesale activity portfolio of PNM Electric, and include several long-term sales and purchase power agreements.  Included in the sales agreement were the Tri-State Pyramid Unit 4 operating lease and certain transmission agreements, which were not considered derivative instruments under SFAS 133.  The derivative contracts included in the sale were fair valued and reflected in the above table at December 31, 2007 as current assets of $6.3 million, deferred charges of $35.8 million, current

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

liabilities of $10.7 million, and long-term liabilities of $47.6 million.  In connection with the adoption of SFAS 157, pre-tax gains on these contracts amounting to $17.2 million were recorded as an adjustment to January 1, 2008 retained earnings. On June 19, 2008 PNM completed the sale for $6.1 million.  PNM recognized gains on the sale of these contracts of $5.1 million in the year ended December 31, 2008.  PNM provided the buyer with a $10.0 million letter of credit for 18 months in connection with PNM’s representations regarding the contracts.

Sale of Power from PVNGS Unit 3

In April 2008, PNM entered into three separate contracts for the sale of capacity and energy related to its entire ownership interest in PVNGS Unit 3, which is 135 MW.  Under two of the contracts, PNM will sell 90 MW of firm capacity and energy.  Under the remaining contract, PNM will sell 45 MW of unit contingent capacity and energy. The term of the contracts is May 1, 2008 through December 31, 2010.  Under the two firm contracts, the two buyers made prepayments of $40.6 million and $30.0 million.  These amounts were recorded as deferred revenue and are being amortized over the life of the contracts.  The amount to be amortized in the next 12 months is included in other current liabilities in the Consolidated Balance Sheet and the remainder is included in other deferred credits.  The prepayments received under the firm contracts, as well as required subsequent monthly payments on them, are shown as a financing activity in the Consolidated Statement of Cash Flows as required by GAAP.  The firm contracts are considered energy derivatives and a loss of $4.8 million was recognized at inception.  The firm contracts are accounted for as cash flow hedges and changes in fair value are included in AOCI.  The contingent contract is accounted for as a normal sale.

Non-Derivative Financial Instruments

The carrying amounts reflected on the Consolidated Balance Sheets approximate fair value for cash, temporary investments, receivables, and payables due to the short period of maturity.  The carrying amount and fair value of other financial instruments (including current maturities) are:

	December 31, 2008		December 31, 2007
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
PNMR
Long-term debt	$1,584,705	$1,312,603	$1,681,078	$1,681,355
Investment in PVNGS lessor notes	$185,637	$190,077	$216,936	$238,766
PNM
Long-term debt	$1,055,717	$834,157	$1,005,670	$1,000,260
Investment in PVNGS lessor notes	$221,422	$225,987	$256,292	$282,083
TNMP
Long-term debt	$167,690	$167,690	$316,491	$319,714

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

	Unrealized Gains	Unrealized (Losses)	Fair Value
		(In thousands)
December 31, 2008:
Equity securities	$1,181	$-	$50,941
Municipal bonds	737	-	31,900
U.S. Government securities	90	-	14,262
Corporate bonds	115	-	6,034
Cash investments	-	-	9,345
	$2,123	$-	$112,482
December 31, 2007:
Equity securities	$20,182	$-	$78,014
Municipal bonds	693	(57)	32,992
U.S. Government securities	458	-	13,409
Corporate bonds	39	-	5,299
Cash investments	-	-	12,390
	$21,372	$(57)	$142,104

The proceeds and gross realized gains and losses on the disposition of available-for-sale investments for PNMR and PNM are shown in the following table.  Realized gains and losses are determined by specific identification of costs of securities sold.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Proceeds from sales	$183,616	$165,330	$98,660
Gross realized gains	$11,279	$19,483	$10,970
Gross realized (losses)	$(14,206)	$(7,016)	$(5,256)

At December 31, 2008, the available-for-sale and held to maturity securities had the following maturities:

	Fair Value
	Available for Sale	Held to Maturity
	PNMR and PNM	PNMR	PNM
	(In thousands)
Within 1 year	$1,444	$-	$-
After 1 year through 5 years	11,761	54,559	54,559
After 5 years through 10 years	8,752	135,518	171,428
Over 10 years	30,239	-	-
Equity securities	50,941	-	-
Cash investments	9,345	-	-
	$112,482	$190,077	$225,987

Fair Value Disclosures

Effective January 1, 2008, the Company determines the fair market values of its instruments based on the fair value hierarchy established in SFAS 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

assets or liabilities that the reporting entity has the ability to access at the measurement date.  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs for the asset or liability.  The fair value determinations at December 31, 2008 are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Fair Value Measurements

	Total(1)	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
PNMR
Assets
Commodity derivatives	$76,870	$9,390	$66,953	$13
NDT	111,671	69,150	42,521	-
Rabbi Trust	811	811	-	-
Total Assets	189,352	79,351	109,474	13

Liabilities
Commodity derivatives	(40,885)	(12,052)	(27,897)	(422)
Net Total Assets and Total Liabilities	$148,467	$67,299	$81,577	$(409)

PNM
Assets
Commodity derivatives	$46,596	$-	$45,519	$13
NDT	111,671	69,150	42,521	-
Rabbi Trust	811	811	-	-
Total Assets	159,078	69,961	88,040	13

Liabilities
Commodity derivatives	(8,453)	(510)	(6,457)	(422)
Net Total Assets and Total Liabilities	$150,625	$69,451	$81,583	$(409)

(1)
The Level 1, 2 and 3 columns in the above table are presented based on the nature of each instrument.  The total column is presented based on the balance sheet classification of the instruments and reflect unit of account reclassifications between commodity derivative assets and commodity derivative liabilities of $0.5 million for PNMR and $1.1 million for PNM.

For the year ended December 31, 2008, changes in Level 3 transactions were primarily related to the June 2008 $15.7 million sale of PNM’s wholesale contracts.  A reconciliation of the changes in Level 3 fair value measurements is as follows:

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

Recurring Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)

	Year ended December 31, 2008
	PNMR	PNM
	(In thousands)
Level 3 Fair Value Assets and Liabilities
Balance at December 31, 2007	$2,061	$2,679
Adoption of SFAS 157	16,407	16,407
Balance at beginning of period	18,468	19,086
Total gains (losses) included in earnings	(8,555)	(7,947)
Total gains (losses) included in other comprehensive income	(19)	-
Purchases, issuances, and settlements(1)	(11,383)	(12,628)
Transfers into Level 3	1,080	1,080
Balance at December 31, 2008	$(409)	$(409)
Total gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the end of the period	$(409)	$(409)

(1)
Includes fair value reversal of contracts settled, unearned and prepaid option premiums received and paid during the period for contracts still held at end of period and sale of PNM Electric wholesale contracts.

Gains and losses (realized and unrealized) for Level 3 fair value measurements included in earnings are reported in operating revenues and cost of energy as follows:

	Year ended December 31, 2008
PNMR	Operating Revenues	Cost of Energy	Total
Total gains (losses) included in earnings	$11,511	$(20,066)	$(8,555)
Change in unrealized gains or losses relating to assets still held at reporting date	$13	$(422)	$(409)

PNM
Total gains (losses) included in earnings	$10,893	$(18,840)	$(7,947)
Change in unrealized gains or losses relating to assets still held at reporting date	$13	$(422)	$(409)

(9)	Variable Interest Entities

Under the model for consolidation promulgated by FIN 46R, a PPA may qualify as a variable interest if its terms expose the purchaser to variability in supply or operating costs and the contract is for a significant portion of the entity’s generating capacity.  PNM evaluated its PPAs under the provisions of FIN 46R and determined that one purchase contract entered into prior to December 31, 2003 qualifies as a variable interest.  PNM has been unable to obtain the necessary information needed to determine if PNM was the primary beneficiary and if consolidation was needed despite ongoing efforts, including formal written requests to the operator of the entity supplying power under the PPA.  The operator cited legal and competitive reasons for refusing to provide the information.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

This variable interest PPA is a contract expiring in June 2020 to purchase 132 MW of capacity and energy, which is the full output of the Delta generating plant.   The contract is accounted for as an operating lease by PNM.  See Note 7 for more information about the Delta operating lease.  The contract contains a fixed capacity charge, a fixed O&M charge, and a variable energy charge that subject PNM to the changes in the costs to produce energy and operate the plant.  The capacity and O&M charges were $9.0 million in 2008, $8.0 million in 2007, and $8.2 million in 2006.  The energy charges were $0.8 million in 2008, $1.0 million in 2007, and $1.4 million in 2006.  These charges represent all of PNM’s obligations under this PPA, PNM has no other financial exposure related to the Delta operating lease.

On April 18, 2007, PNM entered into a PPA to purchase all of the electric capacity and energy from Valencia, a natural gas-fired power plant near Belen, New Mexico.  Valencia became operational on May 30, 2008.  A third-party built, owns and operates the facility while PNM is the sole purchaser of the electricity generated. The total construction cost for the facility was $90.0 million. The term of the PPA is for 20 years beginning June 1, 2008, with the full output of the plant estimated to be 148 MW.  During the term of the PPA, PNM has the option to purchase and own up to 50% of the plant or the variable interest entity. PNM estimates that the plant will typically operate during peak periods of energy demand in summer (less than 18% of the time on an annual basis).  PNM is obligated to pay fixed O&M and capacity charges in addition to variable O&M charges under this PPA.  For the year ended December 31, 2008, PNM paid $7.5 million for fixed charges and $2.6 million for variable charges.  PNM does not have any other financial obligations related to Valencia and creditors of Valencia do not have any recourse against PNM’s assets.

PNM has evaluated the accounting treatment of this arrangement and concluded that the third party entity that owns Valencia is a variable interest entity and that PNM is the primary beneficiary of the entity under FIN 46R since PNM will absorb the majority of the variability in the cash flows of the plant.  As the primary beneficiary, PNM has consolidated the entity in its financial statements beginning on the commercial operations date.  Accordingly, the assets, liabilities, operating expenses, and cash flows of Valencia are included in the consolidated financial statements of PNM although PNM has no legal ownership interest or voting control of the variable interest entity.  The owner’s equity and net income of Valencia are considered attributable to minority interest.  PNM did not consolidate the variable interest entity prior to May 30, 2008 since PNM had no financial risk.

Summarized financial information for Valencia since May 30, 2008 is as follows:

Results of Operations

May 30, 2008 to
December 31, 2008
(In thousands)

Operating revenues	$10,400
Operating expenses	(2,996)
Interest expense	(225)
Income attributable to minority interest	$7,179

Financial Position

December 31, 2008
(In thousands)

Current assets	$9,925
Net property, plant and equipment	89,011
Total assets	98,936
Current liabilities	430
Owners’ equity – minority interest	$98,506

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

(10)	Earnings Per Share

In accordance with SFAS No. 128, dual presentation of basic and diluted earnings (loss) per share has been presented in the Consolidated Statements of Earnings (Loss) of PNMR.  Information regarding the computation of earnings (loss) per share is as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Earnings (Loss):
Earnings (loss) from continuing operations	$(305,272)	$59,358	$107,960
Earnings (loss) from discontinued operations	34,628	15,516	12,858
Net Earnings (Loss)	$(270,644)	$74,874	$120,818

Average Number of Common Shares:
Outstanding during year	82,879	76,719	69,829
Equivalents from convertible preferred stock (Note 5)	589	-	-
Average Shares - Basic	83,468	76,719	69,829
Dilutive Effect of Common Stock Equivalents (a):
Stock options and restricted stock	-	537	567
Equity-linked units	-	672	240
Average Shares – Diluted	83,468	77,928	70,636

Per Share of Common Stock – Basic:
Earnings (loss) from continuing operations	$(3.66)	$0.77	$1.55
Earnings (loss) from discontinued operations	0.42	0.21	0.18
Net Earnings (Loss)	$(3.24)	$0.98	$1.73

Per Share of Common Stock – Diluted:
Earnings (loss) from continuing operations	$(3.66)	$0.76	$1.53
Earnings(loss) from discontinued operations	0.42	0.20	0.18
Net Earnings (Loss)	$(3.24)	$0.96	$1.71

(a)
Due to losses in the year ended December 31, 2008, no potentially dilutive securities are reflected in the average number of common shares used to compute earnings (loss) per share since any impact would be anti-dilutive.  At December 31, 2008, PNMR’s potentially dilutive securities consists of all options and restricted stock (see Note 13). The years ended December 31, 2007 and 2006 exclude the effect of average anti-dilutive common stock equivalents related to out-of-the-money options of 1,297,226 shares, and 653,398 shares.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

(11)	Income Taxes

PNMR

PNMR’s income taxes (benefit) from continuing operations consist of the following components:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Current federal income tax	$(31,625)	$(21,438)	$3,167
Current state income tax	2,290	(10,112)	(1,179)
Deferred federal income tax	(22,722)	28,583	50,942
Deferred state income tax	(35,855)	9,517	6,068
Amortization of accumulated investment tax credits	(2,904)	(3,324)	(3,468)

Total income taxes (benefit)	$(90,816)	$3,226	$55,530

PNMR’s provision for income taxes from continuing operations differed from the federal income tax computed at the statutory rate for each of the years shown.  The differences are attributable to the following factors:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Federal income tax at statutory rates	$(138,446)	$22,089	$57,406
Impairment of goodwill	61,024	-	-
Investment tax credits	(2,904)	(3,324)	(3,468)
Flow-through of depreciation items	2,682	2,143	1,764
Gains on the sale and leaseback of PVNGS Units 1 and 2	(55)	(64)	(73)
Reversal of deferred income taxes accrued at prior tax rates	(1,109)	(1,109)	(1,185)
Research and development credit	(220)	-	(1,290)
Affordable housing credit	(750)	(750)	(750)
Allowance for funds used during construction	(394)	(523)	(332)
State income tax	(6,238)	(828)	3,602
Favorable IRS settlement	-	(16,038)	-
Texas margin tax and related deferred tax adjustments	(2,494)	-	-
Other	(1,912)	1,630	(144)

Total income taxes (benefit)	$(90,816)	$3,226	$55,530

Effective tax rate	22.97%	5.11%	33.86%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

The components of PNMR’s net accumulated deferred income tax liability were:

	December 31,
	2008	2007
	(In thousands)

Deferred Tax Assets-other	$106,717	$75,538

Deferred Tax Liabilities:
Depreciation and plant related	(394,495)	(351,205)
Investment tax credit	(23,834)	(26,825)
Regulatory assets related to income taxes	(84,067)	(90,641)
Stranded costs	(39,203)	(47,197)
Optim Energy	(39,375)	(48,781)
Other	(122,296)	(137,901)
Total deferred tax liabilities	(703,270)	(702,550)
Net accumulated deferred income tax liabilities	$(596,553)	$(627,012)

The following table reconciles the change in PNMR’s net accumulated deferred income tax liability to the deferred income tax benefit included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2008

(In thousands)

Net change in deferred income tax liability per above table	$(30,459)
Change in tax effects of income tax related regulatory assets and liabilities	1,366
Tax effect of mark-to-market adjustments	(22,898)
Tax effect of excess pension liability	2,642
FIN48 adjustment	286
Deferred tax expense related to discontinued operations	(14,789)
Other	2,371
Deferred income tax (benefit)	$(61,481)
The Company defers investment tax credits related to rate regulated assets and amortizes them over the estimated useful lives of those assets.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

PNM

PNM’s income taxes (benefit)  from continuing operations consist of the following components:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Current federal income tax	$10,449	$(5,295)	$24,866
Current state income tax	2,167	(1,225)	5,737
Deferred federal income tax	(16,627)	16,795	2,889
Deferred state income tax	(3,305)	3,850	832
Amortization of accumulated investment tax credits	(2,713)	(2,905)	(2,760)

Total income taxes (benefit)	$(10,029)	$11,220	$31,564

PNM’s provision for income taxes from continuing operations differed from the federal income tax computed at the statutory rate for each of the years shown.  The differences are attributable to the following factors:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Federal income tax at statutory rates	$(26,776)	$12,114	$31,380
Impairment of goodwill	17,900	-	-
Investment tax credits	(2,713)	(2,905)	(2,761)
Flow-through of depreciation items	2,682	2,143	1,764
Gains on the sale and leaseback of PVNGS Units 1 and 2	(55)	(64)	(73)
Reversal of deferred income taxes accrued at prior tax rates	(969)	(969)	(969)
Research and development credit	-	-	(1,114)
Allowance for funds used during construction	(334)	(472)	(237)
State income tax	(824)	1,788	4,272
Other	1,060	(415)	(698)

Total income taxes (benefit)	$(10,029)	$11,220	$31,564

Effective tax rate	13.11%	32.42%	35.21%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

The components of PNM’s net accumulated deferred income tax liability were:

	December 31,
	2008	2007
	(In thousands)
Deferred Tax Assets – other	$61,190	$48,714

Deferred Tax Liabilities:
Depreciation and plant related	(294,025)	(275,816)
Investment tax credit	(23,834)	(26,634)
Regulatory assets related to income taxes	(72,302)	(75,555)
Pension	(27,131)	(28,463)
Other	(82,727)	(78,310)
Total deferred tax liabilities	(500,019)	(484,778)
Net accumulated deferred income tax liabilities	$(438,829)	$(436,064)

The following table reconciles the change in PNM’s net accumulated deferred income tax liability to the deferred income tax benefit included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2008
(In thousands)

Net change in deferred income tax liability per above table	$2,765
Change in tax effects of income tax related regulatory assets and liabilities	1,477
Tax effect of mark-to-market adjustments	(15,616)
Tax effect of excess pension liability	2,123
FIN 48 adjustment	286
Deferred tax expense related to discontinued operations	(14,789)
Other	1,109
Deferred income tax liability (benefit)	$(22,645)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

TNMP

TNMP’s income taxes from continuing operations consist of the following components:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Current federal income tax	$17,233	$18,716	$1,532
Current state income tax	1,609	973	411
Deferred federal income tax	11,285	(9,162)	5,013
Deferred state income tax	(18,808)	538	(462)
Amortization of accumulated investment
tax credits	(191)	(418)	(707)

Total income taxes	$11,128	$10,647	$5,787

TNMP’s provision for income taxes, from continuing operations differed from the federal income tax computed at the statutory rate for each of the periods shown.  The differences are attributable to the following factors:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Federal income tax at statutory rates	$817	$10,169	$6,267
Impairment of goodwill	12,059	-	-
Investment tax credits	(191)	(418)	(707)
Reversal of deferred income taxes accrued
at prior tax rates	(141)	(141)	(216)
Allowance for funds used during construction	(10)	(45)	(94)
State income tax	1,045	985	387
Texas margin tax and related deferred tax adjustments	(2,494)	-	-
Other	43	97	150

Total income taxes	$11,128	$10,647	$5,787

Effective tax rate	476.65%	36.64%	32.32%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

The components of TNMP’s net accumulated deferred income tax liability at December 31 were:

	December 31,
	2008	2007
	(In thousands)
Deferred Tax Assets:
Regulatory liabilities related to income taxes	$7,105	$8,556
Deferred Tax Assets – other	29,043	8,091
Total deferred tax assets	36,148	16,647

Deferred Tax Liabilities:
Depreciation and plant related	(94,682)	(74,638)
Stranded costs	(39,203)	(47,197)
Regulatory assets related to income taxes	(11,765)	(15,086)
Other	(1,691)	(191)
Total deferred tax liabilities	(147,341)	(137,112)
Net accumulated deferred income tax liabilities	$(111,193)	$(120,465)

The following table reconciles the change in TNMP’s net accumulated deferred income tax liability to the deferred income tax benefit included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2008
(In thousands)

Net change in deferred income tax liability per above table	$(9,272)
Change in tax effects of income tax related regulatory assets and liabilities	(112)
Tax effect of excess pension liability	520
FIN48 adjustments	541
Other	609
Deferred income tax (benefit)	$(7,714)

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

A reconciliation of unrecognized tax benefits (expenses) is as follows:

	PNMR	PNM	TNMP
	(In thousands)

Balance at January 1, 2007	$33,895	$(3,564)	$-
Additions based on tax positions related to 2007	15,721	(29)	-
Reductions for tax positions of prior years	(15,786)	-	-
Settlements	(15,578)	3,346	-
Balance at December 31, 2007	18,252	(247)	-
Additions based on tax positions related to 2008	(1,111)	316	541
Reductions for tax positions of prior years	(753)	-	-
Settlements	-	-	-
Balance at December 31, 2008	$16,388	$69	$541

Included in the balance at December 31, 2008 for PNMR are $2.8 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate.  None of PNM’s or TNMP’s unrecognized tax liabilities at December 31, 2008 would affect the effective tax rate if recognized.  The Company believes that it is reasonably possible that approximately $0.4 million of PNM’s unrecognized tax benefits will be reduced or settled in 2009 as a result of the conclusion of income tax examinations.

Estimated interest income related to refunds the Company expects to receive is included in Other Income and estimated interest expense and penalties related to potential cash settlements are included in Interest Expense in the Consolidated Statements of Operations.  Interest income under FIN 48 for the year ended December 31, 2007 was $17.2 million for PNMR and $10.7 million for PNM.  Interest expense under FIN 48 was $0.1 million for TNMP.  At December 31, 2007, PNMR had accumulated accrued interest receivable of $11.6 million and accumulated accrued interest payable of $2.4 million; PNM had accumulated interest receivable of $11.6 million and accumulated interest payable of $0.2 million; and TNMP had accumulated interest payable of $0.6 million.  Interest expense under FIN 48 for the year ended December 31, 2008 was $2.5 million for PNMR and $4.9 million for PNM.  Interest income under FIN 48 for the year ended December 31, 2008 was $0.5 million for TNMP.  At December 31, 2008 PNMR had accumulated accrued interest receivable of $7.0 million and accumulated accrued interest payable of $0.2 million; PNM had accumulated interest receivable of $6.5 million, and TNMP had accumulated accrued interest payable of $0.1 million.

The Company files a federal consolidated and several consolidated and separate state income tax returns.  The tax years prior to 2001 are closed to examination by either federal or state taxing authorities.  2001 and 2002 are open for examination only for certain items.  Tax year 2004 is closed to examination by federal taxing authorities, but open for some states.  Other tax years are open to examination by federal and state taxing authorities.

(12)                      Pension and Other Postretirement Benefits

PNMR and its subsidiaries maintain qualified defined benefit pension plans, postretirement benefit plans providing medical and dental benefits, and executive retirement programs (“PNM Plans” and “TNMP Plans”).  PNMR maintains the legal obligation for the benefits owed to participants under these plans. As discussed in Note 2, PNM completed the sale of its gas operations to NMGC on January 30, 2009.  PNM retained the obligations under the defined benefit pension plans and executive retirement plans relating to employees that transferred to NMGC upon the sale.  NMGC assumed the postretirement medical and dental obligations for the transferred employees.

Participants in the PNM Plans include eligible employees and retirees of PNMR and other subsidiaries of PNMR. Participants in the TNMP Plans include eligible employees and retirees of TNMP, First Choice and other subsidiaries of TNP. The PNM pension plan was frozen at the end of 1997 with regard to new participants, salary levels and benefits. Through December 31, 2007, additional credited service could be accrued under the PNM

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

pension plan up to a limit determined by age and service. The TNMP pension plan was frozen at December 31, 2005 with regard to new participants, salary levels and benefits.

In September 2006, the FASB issued SFAS 158, which requires a plan sponsor to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Such changes are to be reported in other comprehensive income. SFAS 158 became effective as of December 31, 2006.

SFAS 158 also requires unrecognized prior service costs and unrecognized gains or losses to be recorded in AOCI and subsequently amortized. The amortization of these incurred costs will ultimately be included in SFAS 87 or SFAS 106 expenses in subsequent years. To the extent the amortization of these items will ultimately be recovered in future rates as SFAS 87 and SFAS 106 expenses, PNM and TNMP records the costs as a regulatory asset or regulatory liability.

The Company has in place, for the PNM Plans and TNMP Plans, a policy that defines the investment objectives, establishes performance goals of the asset managers and provides procedures for the manner in which investments are to be reviewed. The plans implement investment strategies to achieve the following objectives:

•
Maximize the return on assets, commensurate with the risk that the Corporate Investment Committee deems appropriate to:  meet the obligations of the pension plans and other postretirement benefits plans; minimize the volatility of expense; and account for contingencies; and

•	Generate a rate of return for the total portfolio that equals or exceeds the actuarial investment rate assumption.

Management is responsible for the determination of the asset target mix and the expected rate of return.   The target asset allocations are determined based on consultations with external investment advisors.  Under SFAS 87 and SFAS 106, as amended by SFAS 158, the expected long-term rate of return on pension and postretirement plan assets is calculated on the market-related value of assets. SFAS 87 and SFAS 106 require that actual gains and losses on pension and postretirement plan assets be recognized in the market-related value of assets equally over a period of not more than five years, which reduces year-to-year volatility. For the PNM Plans and TNMP Plans, the market-related value of assets is equal to the prior year’s market related value of assets adjusted for contributions, benefit payments and investment gains and losses that lie within a corridor of plus or minus 4.0% around the expected return on market value. Gains and losses that lie outside the corridor are amortized over five years.  This market-related valuation recognizes the portion of return that is outside the range over a five-year period from the year in which the return occurs. As such, the future value of assets will be impacted as previously deferred returns are recorded.

Pension Plans

For defined benefit pension plans, including the executive retirement plans, the PBO represents the actuarial present value of all benefits attributed by the pension benefit formula to employee service rendered prior to that date using assumptions regarding future compensation levels. The accumulated benefit obligation represents the PBO without considering future compensation levels.  Since the plans are frozen, the PBO and accumulated benefit obligation are equal.  The following table presents information about the PBO, fair value of plan assets, and funded status of the plans:

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

	PNM Plan		TNMP Plan
	Year Ended December 31,		Year Ended December 31,
	2008	2007	2008	2007
	(In thousands)

PBO at beginning of year	$498,859	$535,717	$66,619	$72,963
Service cost	-	144	-	-
Interest cost	33,268	31,811	4,243	4,229
Actuarial (gain) loss	(8,284)	(39,535)	279	(2,821)
Benefits paid	(32,085)	(29,278)	(7,113)	(7,752)
PBO at end of year	491,758	498,859	64,028	66,619
Fair value of plan assets at beginning of year	501,718	485,775	81,538	81,816
Actual return on plan assets	(136,865)	45,221	(21,001)	7,474
Benefits paid	(32,085)	(29,278)	(7,113)	(7,752)
Fair value of plan assets at end of year	332,768	501,718	53,424	81,538
Funded status-asset (liability) for pension benefits	$(158,990)	$2,859	$(10,604)	$14,919

The following table presents information about prior service cost and net actuarial (gain) loss in AOCI as of December 31, 2008.

	PNM Plan		TNMP Plan
	December 31, 2008		December 31, 2008
	Prior service cost	Net actuarial (gain) loss	Net actuarial (gain) loss
	(In thousands)

Amounts in AOCI not yet recognized in net periodic cost (income) at beginning of year	$102	$6,593	$(1,087)
Experience loss (gain)	-	169,926	27,915
Regulatory asset (liability) adjustment	-	(165,117)	(26,542)
Amortization recognized in net periodic cost	(9)	(54)	8
Amounts in AOCI not yet recognized in net periodic cost (income) at end of year	$93	$11,348	$294

Amortization expected to be recognized in AOCI in 2009	$(9)	$(108)	$-

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

The following table presents the components of net periodic cost (income) recognized in the Consolidated Statements of Earnings:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
PNM Plan
Service cost	$-	$144	$504
Interest cost	33,268	31,811	30,842
Long-term rate of return on plan assets	(41,345)	(40,780)	(40,556)
Amortization of net (gain) loss	1,924	3,890	4,839
Amortization of prior service cost	317	317	317
Net periodic (income) cost	$(5,836)	$(4,618)	$(4,054)

TNMP Plan
Service cost	$-	$-	$-
Interest cost	4,243	4,229	4,339
Long-term rate of return on plan assets	(6,635)	(6,840)	(7,018)
Amortization of net (gain) loss	(146)	(7)	-
Amortization of prior service cost	-	-	-
Net periodic benefit (income) cost	$(2,538)	$(2,618)	$(2,679)

The following significant weighted-average assumptions were used to determine the projected benefit obligation and net periodic cost (income):

	Year Ended December 31,
PNM Plan	2008	2007	2006
Discount rate for determining projected benefit obligation
at December 31	7.25%	6.88%	6.10%
Discount rate for determining net periodic cost (income)	6.88%	6.10%	5.75%
Long-term rate of return on plan assets	8.50%	8.75%	9.00%
Rate of compensation increase	N/A	N/A	N/A

TNMP Plan
Discount rate for determining projected benefit obligation
at December 31	7.25%	6.72%	6.10%
Discount rate for determining net periodic cost (income)	6.72%	6.10%	5.75%
Long-term rate of return on plan assets	8.50%	8.75%	9.00%
Rate of compensation increase	N/A	N/A	N/A

The assumed discount rate for determining the PBO was determined based on a review of long-term high-grade bonds and management’s expectations. The change in discount rate resulted in a decrease in the PNM and TNMP PBO of $18.0 million and $2.6 million at December 31, 2008.  Should actual experience differ from actuarial assumptions, the PBO and net periodic cost (income) would be affected.

The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the PBO.  Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. The expected long-term rate of return assumption for the PNM and TNMP pension plans compares to the actual return (loss) of (28.2)% and (26.9)% for the year ended December 31, 2008. If all other factors were to remain unchanged, a 1% decrease in the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

expected long-term rate of return would cause PNM’s and TNMP’s 2009 net periodic cost to decrease $4.4 million and $0.7 million (analogous changes would result from a 1% increase).

The following table outlines the asset allocations for the pension plans:

	PNM Plan		TNMP Plan
	December 31,		December 31,
	2008	2007	2008	2007

Equity securities	49%	57%	42%	50%
Fixed income	21%	21%	23%	23%
Alternative investments	30%	22%	35%	27%
	100%	100%	100%	100%

The pension plans target the following asset allocations:

	PNM	TNMP
	Plan	Plan

Equity securities	57.5%	57.5%
Fixed income	22.5%	22.5%
Alternative investments	20.0%	20.0%
	100%	100%

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

The following pension benefit payments, which reflect expected future service, are expected to be paid:

	PNM	TNMP
	Plan	Plan
	(In thousands)

2009	$33,457	$6,786
2010	$34,529	$6,458
2011	$35,756	$6,466
2012	$37,148	$6,508
2013	$38,633	$6,005
Years 2014 – 2018	$209,304	$27,943

There has been a significant decline in the general price levels of marketable equity securities held by the pension plans in late 2008 and in early 2009. The impacts of these declines on future funding and expense will not be quantified until the funding and expense valuations for 2009 are performed.  Although, there are no contributions to the plans expected in 2009, it is likely that increased levels of funding will be required thereafter and additional amounts will be recorded as expense.

Other Postretirement Benefits

For postretirement benefit plans, the APBO is the actuarial present value as of a date of all future benefits attributed under the terms of the postretirement benefit plan to employee service rendered to that date.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

The following table presents information about the APBO, the fair value of plan assets, and the funded status of the plans:

	PNM Plan		TNMP Plan
	Year Ended December 31,		Year Ended December 31,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

APBO at beginning of year	$123,672	$129,329	$10,779	$11,197
Service cost	713	2,530	284	394
Interest cost	8,344	7,712	715	661
Participant contributions	1,579	1,482	348	160
Actuarial (gain) loss	(5,233)	(9,283)	(869)	(1,180)
Benefits paid	(8,232)	(8,098)	(692)	(453)
APBO at end of year	120,843	123,672	10,565	10,779
Fair value of plan assets at beginning of year	71,567	66,790	7,907	7,162
Actual return on plan assets	(20,637)	4,949	(2,299)	661
Employer contributions	5,203	6,444	428	377
Participant contributions	1,579	1,482	348	160
Benefits paid	(8,232)	(8,098)	(692)	(453)
Fair value of plan assets at end of year	49,480	71,567	5,692	7,907
Funded status-APBO net (liability)	$(71,363)	$(52,105)	$(4,873)	$(2,872)

The APBO net balance sheet liability for the PNM Plan above includes benefit costs of PNM Gas employees.  Approximately $15.7 million of this APBO liability was transferred to the purchaser of PNM Gas on January 30, 2009.   PNM anticipates it will recognize a curtailment gain in 2009 in connection with this transfer.

The following table presents information about prior service cost and net actuarial (gain) loss in AOCI as of December 31, 2008.

	PNM Plan		TNMP Plan
	December 31, 2008		December 31, 2008
	Prior service cost/(credit)	Net actuarial (gain)/loss	Prior service cost	Net actuarial (gain)/loss
	(In thousands)

Amount in AOCI not yet recognized in net periodic cost (income) at beginning of year	$(1,132)	$3,543	$18	$(196)
Experience loss (gain)	-	21,533	-	1,916
Regulatory asset (liability) adjustment	-	(20,924)	-	(1,822)
Amortization recognized in net periodic cost	161	(136)	(3)	13
Amounts in AOCI not yet recognized in net periodic cost (income) at end of year	$(971)	$4,016	$15	$(89)

Amortization expected to be recognized in AOCI in 2009	$(161)	$(136)	$(3)	$13

The 2009 expected amortization for the PNM plan above does not reflect the impact of the anticipated plan curtailment gain on the sale of PNM Gas.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

The following table presents the components of net periodic cost recognized in the Consolidated Statements of Earnings:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
PNM Plan
Service cost	$713	$2,530	$2,713
Interest cost	8,344	7,712	7,367
Long-term rate of return on plan assets	(6,128)	(5,856)	(5,418)
Amortization of net gain and regulatory liability	4,816	5,842	6,680
Amortization of prior service cost and regulatory asset	(5,687)	(5,687)	(5,687)
Net periodic benefit cost	$2,058	$4,541	$5,655
TNMP Plan
Service cost	$284	$394	$424
Interest cost	716	661	710
Long-term rate of return on plan assets	(486)	(456)	(456)
Amortization of prior service cost and regulatory asset	60	60	60
Amortization of net (gain) loss and regulatory asset	(271)	(156)	-
Net periodic benefit cost	$303	$503	$738

The following significant weighted-average assumptions were used to determine the accumulated postretirement benefit obligation and postretirement benefit cost:

	Year Ended December 31,
PNM Plan	2008	2007	2006
Discount rate for determining accumulated postretirement
benefit obligation at December 31	7.25%	6.91%	6.10%
Discount rate for determining postretirement benefit cost	6.91%	6.10%	5.75%
Long-term rate of return on plan assets	8.50%	8.75%	9.00%
Rate of compensation increase	N/A	N/A	N/A
TNMP Plan
Discount rate for determining accumulated postretirement
benefit obligation at December 31	7.25%	6.91%	6.10%
Discount rate for determining postretirement benefit cost	6.91%	6.10%	5.75%
Long-term rate of return on plan assets	6.50%	6.70%	6.90%
Rate of compensation increase	N/A	N/A	N/A

The assumed discount rate for determining the APBO was determined based on a review of long-term high-grade bonds and management’s expectations.  The change in discount rate resulted in a decrease in the PNM and TNMP APBO obligation of $4.3 million and $0.3 million.  Should actual experience differ from actuarial assumptions, the APBO and postretirement benefit cost would be affected.

The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the APBO. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. The expected long-term rate of return assumption for the PNM and TNMP postretirement benefit plans compares to the actual return (loss) of (29.1)% and (28.9)% for the year ended December 31, 2008. If all other factors were to remain unchanged, a 1% decrease in the expected long-term rate of return would cause PNM’s and TNMP’s 2009 postretirement benefit cost to increase $0.7 million and $0.1 million (analogous changes would result from a 1% increase).

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

TNMP’s exposure to cost increases in the postretirement benefit plan is minimized by a provision that limits TNMP’s share of costs under the plan. Costs of the plan in excess of the limit are wholly borne by the participants. TNMP reached the cost limit at the end of 2001. As a result, a one-percentage-point change in assumed health care cost trend rates would have no effect on either the net periodic expense or the year-end APBO.

The following table shows the assumed health care cost trend rates:

	PNM Plan
	December 31,
	2008	2007

Health care cost trend rate assumed for next year	9.0%	9.0%
Rate to which the cost trend rate is assumed
to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2014	2013

The following table shows the impact of a one-percentage-point change in assumed health care cost trend rates:

	PNM Plan
	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
	(In thousands)

Effect on total of service and interest cost	$740	$(637)
Effect on APBO	$10,328	$(8,935)

The following table outlines the asset allocation for the other postretirement benefits:

	PNM Plan		TNMP Plan
	December 31,		December 31,
	2008	2007	2008	2007

Equity securities	58%	68%	58%	71%
Debt securities	42%	32%	42%	29%
	100%	100%	100%	100%

The Company is currently targeting an asset allocation of 70% equity securities and 30% debt securities for both the PNM and the TNMP other postretirement benefits plan.

PNM expects to make contributions totaling $2.5 million to the PNM postretirement benefit plan in 2009. TNMP expects to make contributions totaling $0.3 million to the TNMP postretirement benefit plan in 2009.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

The following other postretirement benefit payments, which reflect expected future service, are expected to be paid:

	PNM	TNMP
	Plan	Plan
	(In thousands)

2009	$6,661	$916
2010	$7,084	$895
2011	$7,713	$905
2012	$8,357	$894
2013	$8,868	$888
Years 2014 – 2018	$53,345	$4,693

Executive Retirement Programs

For the executive retirement programs, the following table presents information about the PBO and funded status of the plans:

	PNM Plan		TNMP Plan
	Year Ended December 31,		Year Ended December 31,
	2008	2007	2008	2007
	(In thousands)

PBO at beginning of year	$17,262	$18,597	$1,199	$1,325
Service cost	57	57	-	-
Interest cost	1,135	1,088	75	76
Actuarial gain	(555)	(923)	14	(39)
Benefits paid	(1,511)	(1,557)	(163)	(163)
PBO at end of year-funded status (liability)	$(16,388)	$(17,262)	$(1,125)	$(1,199)

PNM has an irrevocable grantor "Rabbi" trust established in connection with the executive retirement program.  Under the terms of the trust, PNM may, but is not obligated to, provide funds to the trust, which was established with an independent trustee, to aid it in meeting its obligations under the program.  Marketable securities with a fair value of $0.8 million were in the trust at December 31, 2008.  PNM did not make any contributions to the trust during the years ended December 31, 2008, 2007 or 2006.  Due to the minimal amount, TNMP makes monthly disbursements to plan beneficiaries versus funding a trust.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

The following table presents information about prior service cost and net actuarial loss in AOCI as of December 31, 2008.

	PNM Plan		TNMP Plan
	December 31, 2008		December 31, 2008
	Prior service cost	Net actuarial loss	Net actuarial loss
	(In thousands)

Amount in AOCI not yet recognized in net periodic cost (income) at beginning of year	$2	$182	$-
Experience loss (gain)	-	(555)	(14)
Regulatory asset (liability) adjustment	-	539	14
Amortization recognized in net periodic cost	-	(1)	-
Amount in AOCI not yet recognized in net periodic cost (income) at end of year	$2	$165	$-

Amortization expected to be recognized in AOCI in 2009	$-	$(1)	$-

The following table presents the components of net periodic cost recognized in the Consolidated Statements of Earnings:

	Pension Benefits
	Year Ended December 31,
	2008	2007	2006
	(In thousands)
PNM Plan
Service cost	$56	$57	$55
Interest cost	1,136	1,088	1,055
Amortization of net loss	52	93	99
Amortization of prior service cost	13	13	13
Net periodic benefit cost	$1,257	$1,251	$1,222
TNMP Plan
Service cost	$-	$-	$-
Interest cost	75	76	76
Amortization of actuarial loss	-	-	-
Amortization of prior service cost	-	-	-
Net periodic benefit cost	$75	$76	$76

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

The following significant weighted-average assumptions were used to determine the projected benefit obligation and net periodic cost (income):

	Year Ended December 31,
PNM Plan	2008	2007	2006
Discount rate for determining projected benefit obligation
at December 31	7.25%	6.88%	6.10%
Discount rate for determining net pension cost	6.88%	6.10%	5.75%
Long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
TNMP Plan
Discount rate for determining projected benefit obligation
at December 31	7.25%	6.72%	6.10%
Discount rate for determining net periodic cost	6.72%	6.10%	5.75%
Long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A

The assumed discount rate for determining the PBO was determined based on a review of long-term high-grade bonds and management’s expectations. The change in discount rate resulted in a decrease in the PNM and TNMP PBO of $0.5 million and less than $0.1 million at December 31, 2008. Should actual experience differ from actuarial assumptions, the projected benefit obligation and net periodic cost would be affected.

The following executive retirement plan payments, which reflect expected future service, are expected:

	PNM	TNMP
	Plan	Plan
	(In thousands)

2009	$1,455	$154
2010	$1,438	$146
2011	$1,421	$137
2012	$1,403	$129
2013	$1,383	$120
Years 2014 – 2018	$6,531	$489

Other Retirement Plans

PNMR sponsors a 401(k) defined contribution plan for eligible employees, including those of its subsidiaries.  PNMR’s contributions to the 401(k) plan consist of a discretionary matching contribution equal to 75% of the first 6% of eligible compensation contributed by the employee on a before-tax basis.   PNMR also makes a non-matching contribution ranging from 3% to 10% of eligible compensation based on the eligible employee’s age. PNMR contributed $19.7 million, $22.0 million, and $20.5 million in the years ended December 31, 2008, 2007, and 2006.

PNMR also provides executive deferred compensation benefits through an unfunded, non-qualified plan. The purpose of this plan is to permit certain key employees of PNMR who participate in the 401(k) defined contribution plan to defer compensation and receive credits without reference to the certain limitations on contributions. PNMR contributed $1.2 million, $1.4 million, and $1.4 million in the years ended December 31, 2008, 2007, and 2006.  In December of 2008, an earlier version of this plan, which was frozen in 2004, was merged into this plan.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

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

Performance Equity Plan

The PEP provides for the granting of non-qualified stock options, restricted stock rights, performance shares performance units and stock appreciation rights to officers, key employees and non-employee board members.  These options vest ratably over three years from the grant date of the award.  The total number of shares of PNMR common stock subject to all awards under the PEP may not exceed 8.25 million, subject to adjustment under certain circumstances defined in the PEP.  The number of shares of PNMR common stock subject to the grant of restricted stock rights, performance shares and units and stock appreciation rights is limited to 0.45 million shares.  Re-pricing of stock options is prohibited unless specific shareholder approval is obtained.

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

Under the modified prospective approach, SFAS 123R applies to all new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled.  Compensation expense recognized after January 1, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  Prior periods were not restated to reflect the impact of adopting the new standard.

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
December 31, 2008, 2007 and 2006

restricted stock awards to participants that are retirement eligible on the grant date is recognized immediately at the grant date and is not amortized over a period of time.

Total compensation expense for stock-based payment arrangements recognized by PNMR for the years ended December 31, 2008, 2007 and 2006 was $3.3 million, $7.6 million and $7.5 million.  Of this total expense, $2.4 million, $6.1 million and $5.7 million were charged to PNM and $0.6 million, $1.1 million and $1.3 million to TNMP.

PNMR receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options and a tax deduction for increases in the value of equity instruments issued under stock-based payment arrangements.  In accordance with SFAS 123R, PNMR’s Consolidated Statements of Cash Flows presentation reports the tax benefits from the exercise of stock options and stock-based payments as financing cash flows.

At December 31, 2008 PNMR had $1.5 million of unrecognized compensation expense related to stock-based payments that is expected to be recognized over a weighted-average period of 1.6 years.

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods:

	2008	2007	2006

Dividend yield	6.99%	3.02%	3.33%
Expected volatility	28.33%	18.68%	21.70%
Risk-free interest rates	2.69%	4.72%	4.37%
Expected life (years)	4.2	4.2	4.1

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

The following table summarizes activity in stock option plans:

		Weighted		Weighted
	Stock	Average	Aggregate	Average
	Option	Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contract Life

Outstanding at December 31, 2005	3,016,549	$18.97
Granted	817,200	$24.07
Exercised	(720,711)	$15.68
Forfeited	(113,432)	$22.51
Expired	-	-
Outstanding at December 31, 2006	2,999,606	$21.02
Granted	766,400	$30.47
Exercised	(442,252)	$20.32
Forfeited	(40,177)	$27.45
Expired	(18,679)	$20.48
Outstanding at December 31, 2007	3,264,898	$23.26
Granted	558,261	$11.90
Exercised	(5,001)	$16.13
Forfeited	(19,075)	$26.49
Expired	(73,176)	$22.04
Outstanding at December 31, 2008	3,725,907	$21.54	*	6.35 years
Exercisable at December 31, 2008	2,650,949	$21.96	*	4.27 years
Options available for future grant**	1,883,860

*  At December 31, 2008, the exercise price of all outstanding stock options is greater than the closing price of PNMR common stock on that date so the options have no intrinsic value.
**    Includes shares available for grants of restricted stock.

The following table summarizes stock option activity for the years ended December 31:

Stock Options	2008	2007	2006
	(In thousands, except per share amounts)

Weighted-average grant date fair value of options granted	$1.39	$4.70	$3.87
Total fair value of options that vested during the period	$4,003	$4,670	$3,338
Total intrinsic value of options exercised during the period	$15	$4,931	$8,465

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
December 31, 2008, 2007 and 2006

The Company estimates the fair value of restricted stock awards based on the market price of PNMR common stock on the date of grant reduced by the present value of estimated future dividends with the following weighted-average assumptions for the indicated periods:

	2008	2007	2006
Expected quarterly dividends per share	$0.23	$0.23	$0.20
Risk-free interest rate	2.93%	4.71%	4.64%

The following table summarizes nonvested restricted stock activity for the year ended December 31, 2008:

		Weighted-
		Average
		Grant-Date
Nonvested Restricted Stock	Shares	Fair Value

Nonvested at beginning of period	183,757	$26.09
Granted	129,250	$11.50
Vested	(112,376)	$21.05
Forfeited	(5,005)	$26.44
Nonvested at end of period	195,626	$17.43

The following table summarizes restricted stock activity for the year ended December 31:

Nonvested Restricted Stock	2008	2007	2006
	(In thousands, except per share amounts)
Weighted-average grant date fair value of shares granted	$11.50	$28.79	$24.11
Total fair value of shares that vested during the period	$2,365	$1,961	$992

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

The ESPP has been authorized to issue up to 550,000 new shares of PNMR common stock. Under the ESPP, 92,224, 55,885, and 85,089 were issued during the years ended December 31, 2008, 2007, and 2006.  The source of shares for the ESPP is primarily new issued shares.

(14)	Construction Program and Jointly-Owned Electric Generating Plants

Joint Projects

PNMR’s construction expenditures for 2008 were $345.0 million, including expenditures on PNM’s jointly-owned projects and including $36.8 million for PNM Gas.  TNMP does not participate in the ownership or operation of any generating plants, but incurred construction expenditures of $51.1 million during 2008.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

PNM’s construction expenditures for 2008 were $277.1 million, including expenditures on jointly-owned projects.  Under the agreements for the jointly-owned projects, PNM has an undivided interest in each asset and liability of the project and records its pro-rata share of each item in the corresponding asset and liability account on PNM’s Consolidated Balance Sheets.  Likewise, PNM records its pro-rata share of each item of operating and maintenance expenses for its jointly-owned plants within the corresponding operating expense account in its Consolidated Statements of Earnings.

At December 31, 2008, PNM’s interests and investments in jointly-owned generating facilities are:

Station (Fuel Type)	Plant in Service	Accumulated Depreciation	Construction Work in Progress	Composite Interest
	(In thousands)

SJGS (Coal)	$869,164	$423,176	$48,802	46.30%
PVNGS (Nuclear) *	323,750	95,532	34,523	10.20%
Four Corners Units 4 and 5 (Coal)	132,635	102,438	13,380	13.00%
Luna (Gas)	49,832	5,990	3,374	33.33%

* Includes interest in PVNGS Unit 3, interest in common facilities for all PVNGS units and owned interests in PVNGS Units 1 and 2.

San Juan Generating Station

PNM operates and jointly owns the SJGS.  SJGS Units 1 and 2 are owned on a 50% shared basis with Tucson.  SJGS Unit 3 is owned 50% by PNM, 41.8% by SCPPA, and 8.2% by Tri-State.  SJGS Unit 4 is owned 38.457% by PNM, 28.8% by M-S-R Public Power Agency, 10.04% by the City of Anaheim, California, 8.475% by the City of Farmington, New Mexico, 7.2% by the County of Los Alamos, New Mexico, and 7.028% by UAMPS.

Palo Verde Nuclear Generating Station

PNM is a participant in the three units of PVNGS, also known as the Arizona Nuclear Power Project, with APS (the operating agent), SRP, EPE, SCE, SCPPA and The Department of Water and Power of the City of Los Angeles.  PNM has a 10.2% undivided interest in PVNGS, with portions of its interests in Units 1 and 2 held under leases.

Operation of each of the three PVNGS units requires an operating license from the NRC.  The NRC issued full power operating licenses for Unit 1 in June 1985, Unit 2 in April 1986 and Unit 3 in November 1987.  The full power operating licenses are valid for a period of approximately 40 years.  APS, on behalf of the PVNGS participants, applied for renewed operating licenses for each unit on December 15, 2008 for a period of 20 years beyond the expirations of the current licenses.  The NRC is currently reviewing the application. The PVNGS participants do not anticipate any problems renewing these licenses.  However, as a result of potential terrorist threats and increased public scrutiny of utilities, the licensing process could result in increased licensing or compliance costs that are difficult or impossible to predict.

Four Corners Power Plant

PNM is a participant in two units of Four Corners with APS (the operating agent), EPE, SRP, SCE, and Tucson.  PNM has a 13.0% undivided interest in Units 4 and 5 of Four Corners.

Luna Energy Facility

Luna is a combined-cycle power plant near Deming, New Mexico.  Luna is owned 33.3% by PNM, 33.3% by Tucson and 33.3% by Phelps Dodge.  Luna is operating as a PNM wholesale facility and PNM’s 190-megawatt

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

share of its power is being sold to wholesale electric customers in the Southwest.   The operation and maintenance of the facility has been contracted to North American Energy Services.

Construction Program

The Company anticipates making substantial capital expenditures for the construction and acquisition of utility plant and other property and equipment.  A summary of the budgeted construction expenditures, including expenditures for jointly-owned projects and nuclear fuel, is as follows:

	2009	2010	2011	2012	2013	Total
	(In millions)
PNM	$227.2	$214.9	$190.4	$186.5	$159.7	$978.7
TNMP	61.6	79.7	79.1	64.4	54.1	338.9
Other	16.0	11.6	12.2	11.9	17.2	68.9
Total PNMR	$304.8	$306.2	$281.7	$262.8	$231.0	$1,386.5

Budgeted construction expenditures of $2.0 million for PNM Gas prior to it being sold on January 30, 2009 are included in the 2009 amount above.

(15)	Asset Retirement Obligations

The ARO is recorded in accordance with SFAS 143 and is based on the determination of underlying assumptions, such as the Company’s discount rate, estimates of the future costs for decommissioning and the timing of the removal activities to be performed.  Any changes in these assumptions underlying the required calculations may require revisions to the estimated ARO when identified.  A reconciliation of ARO is as follows:

	PNMR	PNM	TNMP
	(In thousands)

Liability at December 31, 2005	$55,646	$54,940	$639
Liabilities incurred	832	751	-
Liabilities settled	(7)	-	(7)
Accretion expense	4,867	4,802	54
Liability at December 31, 2006	61,338	60,493	686
Liabilities incurred	204	205	-
Liabilities settled	(8)	-	(8)
Accretion expense	5,204	5,142	52
Asset transferred with TNMP New Mexico asset transfer to PNM	-	68	(68)
Asset transferred with Twin Oaks contribution to Optim Energy	(89)	-	-
Liability at December 31, 2007 (1)	66,649	65,908	662
Liabilities incurred	548	548	-
Liabilities settled	(49)	(42)	(7)
Accretion expense	4,928	4,866	56
Revisions to estimated cash flows(2)	(8,401)	(8,401)	-
Liability at December 31, 2008(1)	$63,675	$62,879	$711
(1)ARO for PNMR and PNM includes $0.2 million and $0.2 million at December 31, 2008 and 2007 for gas operations, which is reflected as discontinued operations.
(2)Based on studies to estimate amount and timing of future ARO expenditures.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

(16)	Commitments and Contingencies

Overview

There are various claims and lawsuits pending against the Company.  The Company is also subject to federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites.  In addition, the Company periodically enters into financial commitments in connection with its business operations.  It is not possible at this time for the Company to determine fully the effect of all litigation and other legal proceedings on its results of operations or financial position.  It is the Company’s policy to accrue for expected costs in accordance with SFAS 5, when it is probable that a liability has been incurred and the amount of expected costs of these items to be incurred is reasonably estimable.  The Company is also involved in various legal proceedings in the normal course of its business.  The legal costs for these matters are accrued when the legal expenses are incurred.  The Company does not expect that any known lawsuits, environmental costs and commitments will have a material adverse effect on its financial condition, results of operations or cash flows, although the outcome of litigation, investigations and other legal proceedings is inherently uncertain.

Commitments and Contingencies Related to the Environment

Renewable Portfolio Standard

The Renewable Energy Act of 2004 was enacted to encourage the development of renewable energy in New Mexico.  The act, as amended, establishes a mandatory renewable energy portfolio standard requiring a utility to acquire a renewable energy portfolio equal to 5% of retail electric sales by January 1, 2006, increasing to 10% by 2011, 15% by 2015 and 20% by 2020.  The NMPRC requires renewable energy portfolios to be “fully diversified” beginning in 2011 when no less than 20% of the renewable portfolio requirement must be met by wind energy, no less than 20% by solar energy, no less than 10% by other renewable technologies, and no less than 1.5% by distributed generation. The act provides for streamlined proceedings for approval of utilities’ renewable energy procurement plans, assures utilities recovery of costs incurred consistent with approved procurement plans and requires the NMPRC to establish a reasonable cost threshold for the procurement of renewable resources to prevent excessive costs being added to rates. The NMPRC has established a reasonable cost threshold that began at 1 percent of all customers’ aggregated overall annual electric charges, increasing by 0.2 percent annually until 2011, at which time it will be 2 percent, and then increasing by 0.25 percent annually until reaching 3 percent in 2015.

In December 2008, PNM received approval of its renewable energy procurement plan for 2009.  Costs incurred under the NMPRC-approved plan are authorized to be included for recovery in a future rate proceeding.  The approved plan includes: (1) approval to continue PNM’s program for purchasing RECs from customers with photovoltaic (“PV”) distributed generation systems sized no larger than 10 kW at a price of $0.13 per REC per kWh generated beyond the previously authorized budget and cost recovery in order to avoid a suspension of the program in early 2010; (2) approval to implement a program to acquire RECs from customers with PV systems sized greater than 10 kW and up to 1 MW at a price of $0.15 per REC per kWh generated and for cost recovery; and (3) approval to supplement the plan to seek approval of any new projects that result from two RFPs  that PNM issued in 2008 for renewable resources.  One of the RFPs, joint with two other electric providers, is for a concentrated solar power project using solar parabolic trough technology that would be located in New Mexico.  The second RFP was for renewable energy in general.  PNM’s 2009 renewable energy procurement plan also reported termination of the biomass project described below and indicated that PNM may need additional resources to meet the renewable energy portfolio standard requirement for 2010 and the diversity requirements for 2011.  In December 2008, the NMPRC issued a final order approving the renewable energy plan. However, the price for RECs acquired from larger systems was increased to $0.15 per kWh.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

PVNGS Decommissioning Funding

PNM has a program for funding its share of decommissioning costs for PVNGS. The nuclear decommissioning funding program is invested in equities and fixed income instruments in qualified and non-qualified trusts.

PNM provided an additional $3.5 million, $7.9 million, and $4.3 million funding for the years ended December 31, 2008, 2007 and 2006   into the qualified and non-qualified trust funds.  The estimated market value of the trusts at December 31, 2008 and 2007 was $111.7 million and $139.6 million.

Nuclear Spent Fuel and Waste Disposal

Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE, and the DOE is required to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors.  Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE has announced that the repository cannot be completed before at least 2017.  In November 1997, the United States Court of Appeals for the District of Columbia Circuit issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel.  Based on this decision and the DOE’s delay, a number of utilities, including APS (on behalf of itself and the other PVNGS owners including PNM), filed damages actions against the DOE in the Court of Federal Claims and is currently pursuing that damages claim. In August 2008, the United States Court of Appeals for the Federal Circuit issued decisions in three damages actions brought by other nuclear utilities that could result in a decrease in the amount of PNM’s recoverable damages; however, additional appeals in those actions are possible and APS continues to monitor the status of those actions.  The trial in the APS matter began on January 28, 2009.  Testimony and evidence have been presented by both sides.  The trial court has set a post-trial briefing schedule and is expected to hear closing arguments in the early summer of 2009.  PNM currently estimates that it will incur approximately $46.1 million (in 2007 dollars) over the life of PVNGS for its share of the fuel costs related to the on-site interim storage of spent nuclear fuel during the operating life of the plant.  PNM accrues these costs as a component of fuel expense, meaning that the charges are accrued as the fuel is burned.  During the years ended December 31, 2008, 2007 and 2006, PNM incurred expense of $1.4 million, $1.3 million, $1.2 million.  At December 31, 2008 and 2007, PNM had $14.5 million recorded as a liability on its Consolidated Balance Sheets for interim storage costs.

The Clean Air Act

Regional Haze

In 1999, the EPA announced final regional haze rules and in 2005, the EPA issued the final rule addressing regional haze and guidelines for BART determinations. The rule calls for all states to establish goals and emission reduction strategies for improving visibility in national parks and wilderness areas.  In October 2006, the EPA issued the final BART alternatives rule which made revisions to the 2005 regional haze rules.  In particular, the alternatives rule defines how an SO2 emissions trading program developed by the Western Regional Air Partnership, a voluntary organization of western states, tribes and federal agencies, can be used by western states.  New Mexico will be participating in the SO2 program, which is a trading program that will be implemented if SO2 reduction milestones, which are still being developed, are not met.

In November 2006, the NMED requested a BART analysis for NOX and particulates for each of the four units at SJGS.  PNM submitted the analysis to the NMED in early June 2007, recommending against installing additional pollution control equipment on any of the SJGS units beyond those currently being installed.  The NMED is presently reviewing the analysis.  Potentially, additional NOX emission reductions could be required.  The nature and cost of compliance with these potential requirements cannot be determined at this time.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

In addition, EPA requested APS to perform a BART analysis for Four Corners.  APS completed the analysis and submitted it to the EPA on January 30, 2008.  In December 2008, APS provided additional data in response to a request from the EPA.  APS’ recommendations include the installation of certain pollution control equipment that APS believes constitutes BART.  Once APS receives the EPA’s final determination as to what constitutes BART for Four Corners, APS will have five years to complete the installation of the equipment and to achieve the emission limits established by the EPA.  However, in order to coordinate with the plant’s other scheduled activities, APS will begin implementing initial portions of APS’ recommended plan later this year for Four Corners on a voluntary basis.   Until the EPA makes a final determination on this matter, PNM cannot accurately estimate the expenditures that may be required.  As a result, PNM’s current environmental expenditure estimates do not include amounts for Four Corners BART expenditures.

While the Company continues to monitor these matters, at the present time, the Company cannot predict whether the agencies will agree with either PNM’s or APS’ BART recommendations. If the agencies disagree with those recommendations for SJGS or Four Corners, the Company cannot predict the nature of the BART controls the agencies may ultimately mandate or the resulting financial or operational impact.

New Source Review Rules

In 2003, the EPA issued a rule clarifying what constitutes routine maintenance, repair, and replacement of damaged or worn equipment, subject to safeguards to assure consistency with the Clean Air Act.  In March 2006, a panel of the U.S. Court of Appeals for the District of Columbia Circuit vacated this rule.  The action by the court did not eliminate the NSR exclusion for routine maintenance, repair, and replacement work nor did the decision rule on what activities are physical changes.  In April 2007, the U.S. Supreme Court issued a decision precluding the use of an increase in the maximum hourly emission rate for determining an emissions increase for PSD purposes.  The decision did not preclude the EPA from promulgating a regulation allowing an emission increase test for PSD purposes to be based on an increase in the maximum hourly emission rate.  The EPA issued a proposed revision of the NSR rules to specify that only activities that increase an emitting unit’s hourly rate of emissions trigger a major modification.  The EPA announced in December 2008 that the EPA would not be finalizing this proposed revision to the NSR rules during the Bush administration and it appears unlikely that the new administration will act on this matter.  The Company is unable to determine the impact of this matter on its results of operations and financial position.

Citizen Suit Under the Clean Air Act

PNM reached an impasse with the Grand Canyon Trust and Sierra Club and with the NMED with respect to certain matters under a consent decree of May 10, 2005.  The controversies related to PNM’s reports on NOX controls and demisters at SJGS.  PNM and the other parties reached an agreement concerning these issues, which was set forth in a stipulated order entered by the court approving the settlement on December 27, 2006.

The consent decree includes a provision whereby stipulated penalties are assessed for non-compliance with specified emissions limits.  Stipulated penalty amounts are placed in escrow on a quarterly basis pending review of SJGS’s emissions performance for each quarter.  As of December 31, 2008, PNM’s share of the total amount of stipulated penalties was $3.4 million, which has been deposited into the escrow account.

Ozone Non-Attainment

The NMED recently published its draft recommendation of area designations for the 2008 revised ozone national ambient air quality standard.  The draft is recommending that San Juan County, New Mexico be designated as non-attainment for ozone.  SJGS is situated in San Juan County.  The NMED will submit its final recommendation to the EPA by March 12, 2009.  EPA will make a final designation for the status of San Juan County in March 2010.  The Company does not know if additional NOX controls will be required as a result of the ozone non-attainment designation.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

Navajo Nation Environmental Issues

Four Corners is located on the Navajo Reservation and is held under an easement granted by the federal government as well as a lease from the Navajo Nation.  The Navajo Acts, enacted in 1995 by the Navajo Nation, purport to give the Navajo Nation EPA authority to promulgate regulations covering air quality, drinking water, and pesticide activities, including those activities that occur at Four Corners.  In October 1995, the Four Corners participants filed a lawsuit in the District Court of the Navajo Nation, Window Rock District, challenging the applicability of the Navajo Acts as to Four Corners.  The District Court stayed these proceedings pursuant to a request by the parties and the parties are seeking to negotiate a settlement.

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

In May 2005, APS and the Navajo Nation signed a Voluntary Compliance Agreement (“VCA”) resolving the dispute regarding the Navajo Nation Air Pollution Prevention and Control Act portion of the lawsuit.  On March 21, 2006, the EPA determined that the Navajo Nation was eligible for “treatment as a state” for the purpose of entering into a supplemental delegation agreement with the EPA to administer the Clean Air Act Title V, Part 71 federal permit program over Four Corners.  The EPA entered into the supplemental delegation agreement with the Navajo Nation on the same day.  Because the EPA’s approval was consistent with the requirements of the VCA, APS sought dismissal of the pending litigation in the Navajo Nation Supreme Court, as well as the pending litigation in the Navajo Nation District Court to the extent the claims relate to the Clean Air Act, and the Courts have dismissed the claims accordingly. The agreement does not address or resolve any dispute relating to other aspects of the Navajo Acts.

The Company cannot currently predict the outcome of these matters.

Four Corners Federal Implementation Plan Litigation

On April 30, 2007, the EPA adopted a source specific FIP to set air quality standards at Four Corners.  The FIP essentially federalizes the requirements contained in the New Mexico State Implementation Plan, which Four Corners has historically followed.  The FIP also includes a requirement to maintain and enhance dust suppression methods.  APS filed a petition for review in the U.S. District Court of Appeals for the Tenth Circuit seeking revisions to the FIP to clarify certain requirements and allow operational flexibility.  The Sierra Club intervened in this action and with other parties filed a petition for review with the same court challenging the FIP’s compliance with the Clean Air Act.  APS intervened in that action.  In APS’ lawsuit, APS challenges two key provisions of the FIP:  a 20% opacity limit on certain fugitive dust emissions, which the EPA filed a motion to remand and vacate in early December 2007, and a 20% stack opacity limit on Units 4 and 5.  Briefing in this case is now complete, and oral arguments as requested by the EPA were completed in May 2008.  After briefing was completed, the EPA voluntarily moved to vacate the fugitive dust provisions of the FIP.  The court has not yet ruled on that motion; however, in light of that motion, APS asked for, and the EPA granted, an administrative stay of the fugitive dust provisions, and the Navajo Nation environmental protection agency amended the Four Corners permit to specify that those requirements do not apply unless and until the court denies the EPA’s motion. Although the Company cannot predict the outcome or the timing of these matters, the Company does not believe that they will have a material adverse impact on the Company’s financial position, results of operations or cash flows.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

PNM believes that the data compiled indicates observed groundwater contamination originated from off-site sources.  However, to avoid a prolonged legal dispute, PNM agreed to a settlement agreement with the NMED under which PNM agreed to supplement remediation facilities by installing an additional extraction well and two new monitoring wells to address remaining gasoline contamination in the groundwater at and in the vicinity of the site.  PNM will continue to operate the remediation facilities until the groundwater meets applicable federal and state standards or until such time as the NMED determines that additional remediation is not required, whichever is earlier.  The well continues to operate and meets federal drinking water standards.  PNM is not able to assess the duration of this project.

The Superfund Oversight Section of the NMED has conducted multiple investigations into the chlorinated solvent plume in the vicinity of the site of the former Santa Fe Generating Station.   In February 2008, a NMED site inspection report was submitted to the EPA, which states that neither the source nor extent of contamination has been determined and also states that the source may not be the former Santa Fe Generating Station.  The NMED investigation is ongoing.  The Company is unable to predict the outcome of this matter.

Coal Combustion Waste Disposal

SJCC currently disposes of coal combustion products (“CCPs”) consisting of fly ash, bottom ash, and gypsum from SJGS in the surface mine pits adjacent to the plant.  The Office of Surface Mining is in the process of developing revisions to the Surface Mining Control and Reclamation Act (“SMCRA”) that would specifically address the placement of CCPs in surface mines.  PNM understands that these revisions do not represent a major overhaul of the SMCRA regulations and will continue to support the mine placement of CCPs.

EPA is currently working on a Notice of Data Availability on the placement of CCPs in surface impoundments and landfill.  This notice allows additional data and information to be collected and could cause EPA to revisit its current regulations on the disposal of CCPs in surface impoundments or landfill.  PNM cannot predict the outcome of this matter but does not believe currently that it will have a material adverse impact on its results of operations or financial position, because the majority of the CCPs from SJGS are placed in the mine and not surface impoundments or landfills.

Gila River Indian Reservation Superfund Site

In April 2008, the EPA informed PNM that it may be a PRP in the Gila River Indian Reservation Superfund Site in Maricopa County, Arizona.  PNM, along with SRP, APS and EPE, owns a parcel of property on which a transmission pole and a portion of a transmission line are located.  The property abuts the Gila River Indian Community boundary and, at one time, may have been part of an airfield where crop dusting took place.  Currently, the EPA is only seeking payment from PNM and other PRPs for past cleanup-related costs involving contamination from the crop dusting.  Based upon the total amount of cleanup costs reported by the EPA in its letter to PNM, the resolution of this matter is not expected to have a material adverse impact on PNM’s financial position, results of operations, or cash flows.

Other Commitments and Contingencies

Coal Supply

Twin Oaks

Altura is the owner of Twin Oaks, a coal-fired power plant, which is being supplied by a long-term coal supply agreement.  Altura is not responsible under this agreement for the decommissioning or reclamation costs of this mine.  PNMR originally guaranteed Altura’s performance under this agreement.  On June 1, 2007, when PNMR contributed its ownership interest of Altura to Optim Energy, the guarantee obligation of PNMR was released.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

PNM

The coal requirements for SJGS are being supplied by SJCC, a wholly owned subsidiary of BHP Billiton.  SJCC holds certain federal, state and private coal leases under an underground coal sales agreement pursuant to which it will supply processed coal for operation of the SJGS through 2017.  The coal agreement is a cost plus contract.  SJCC is reimbursed for all costs for mining and delivering the coal plus an allocated portion of administrative costs.  In addition, SJCC receives a return on its investment.  BHP Minerals International, Inc. has guaranteed the obligations of SJCC under the coal agreement.  The coal agreement contemplates the delivery of approximately 61 million tons of coal during its remaining term, which would supply substantially all the requirements of the SJGS through approximately 2017.  The coal agreement replaced two surface mining operations with a single underground mine located adjacent to the plant.

APS purchases all of Four Corners’ coal requirements from a supplier with a long-term lease of coal reserves with the Navajo Nation.  The Four Corners coal contract runs through 2016, with options on APS’ part to extend the contract for five to fifteen additional years.  The Four Corners plant site is leased from the Navajo Nation and is also subject to an easement from the federal government.

In 2003, PNM completed a comprehensive review of the final reclamation costs for both the surface mines that previously provided coal to SJGS and the current underground mine providing coal.  Based on this study, PNM revised its estimates of the final reclamation of the surface mine.  In addition, the mining contract for Four Corners has been renewed until 2016 and the estimate for decommissioning the Four Corners mine was also revised.  Based on the most recent estimates, the final cost of surface mine reclamation is expected to be $130.5 million in future dollars excluding contract buyout costs paid to SJCC.  During the year ended December 31, 2008, 2007 and 2006, PNM made payments of $12.7 million, $11.4 million, and $11.6 million against this liability.  As of December 31, 2008, and 2007, $33.8 million and $41.2 million was recognized on PNM’s Consolidated Balance Sheet for the obligation for surface mine reclamation using the fair value method to determine the liability.  At December 31, 2008 and 2007, the balance on PNM’s Consolidated Balance Sheets for the reclamation liability related to underground mining activities was $1.6 million and $1.2 million.

In 2003, the NMPRC granted PNM permission to collect as a part of its rates up to $100.0 million of surface mine final reclamation costs.  In the 2007 Electric Rate Case, PNM requested recovery of increased surface mine decommissioning costs, as well as underground mine reclamation costs. Recovery of the final underground mine reclamation costs was allowed, however, the NMPRC denied recovery of amounts for surface mine decommissioning in excess of $100.0 million. PNM has filed an appeal of this issue in the New Mexico Supreme Court.  See Note 17.  The Company cannot predict the outcome of this appeal.

PVNGS Liability and Insurance Matters

The PVNGS participants have insurance for public liability resulting from nuclear energy hazards to the full limit of liability under federal law.  This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $300 million and the balance by an industry-wide retrospective assessment program.  If losses at any nuclear power plant covered by the program exceed the accumulated funds, PNM could be assessed retrospective premium adjustments.  The maximum assessment per reactor under the program for each nuclear incident is $117.5 million, subject to an annual limit of $17.5 million per incident, to be periodically adjusted for inflation.  Based on PNM’s 10.2% interest in the three PVNGS units, PNM’s maximum potential assessment per incident for all three units is $36.0 million, with an annual payment limitation of $5.4 million.

The PVNGS participants maintain “all risk” (including nuclear hazards) insurance for property damage to, and decontamination of, property at PVNGS in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination.  The participants have also secured insurance against portions of any increased cost of generation or purchased power and business interruption resulting from a sudden and unforeseen accidental outage of any of the three units.  The property damage, decontamination, and replacement

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

power coverages are provided by Nuclear Electric Insurance Limited (“NEIL”).  PNM is subject to retrospective assessments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds.  The maximum amount of retrospective assessments PNM could incur under the current NEIL policies totals $7.3 million.  The insurance coverage discussed in this and the previous paragraph is subject to policy conditions and exclusions.

Natural Gas Supply

PNM Gas contracted for the purchase of gas primarily to serve its retail customers.  The majority of these contracts were short-term in nature, supplying the gas needs for the current heating season and the following off-season months.  The price of gas was a pass-through, whereby PNM recovered 100% of its cost of gas.  There was also occasion for PNM Gas to purchase gas to source off-system sales.  As discussed in Note 2, PNM completed the sale of PNM Gas on January 30, 2009 at which time all commitments for PNM Gas future gas purchases were assumed by the buyer.

PNM Electric procures gas supplies for its power plants from third-party sources and contracts with third party transportation providers and PNM Gas (through January 29, 2009 and thereafter with NMGC).

Water Supply

Because of New Mexico’s arid climate and current drought conditions, there is a growing concern in New Mexico about the use of water for power plants.  PNM has secured water rights in connection with the existing plants at Afton, Luna and Lordsburg.  Water availability does not appear to be an issue for these plants at this time.

The “four corners” region of New Mexico, in which SJGS and Four Corners are located, experienced drought conditions during 2002 through 2004 that could have affected the water supply for PNM’s generation plants.  In future years, if adequate precipitation is not received in the watershed that supplies the four corners region, the plants could be impacted.  Consequently, PNM, APS and BHP Billiton have undertaken activities to secure additional water supplies for SJGS, Four Corners and related mines.  PNM has reached an agreement for a voluntary shortage sharing agreement with tribes and other water users in the San Juan Basin for a term ending December 31, 2012.  Further, PNM and BHP Billiton have reached agreement on a long-term supplemental contract relating to water for SJGS with the Jicarilla Apache Nation that ends in 2016.  APS and BHP have entered into a similar contract for Four Corners.    Although the Company does not believe that its operations will be materially affected by the drought conditions at this time, it cannot forecast the weather situation or its ramifications, or how regulations and legislation may impact the Company’s situation in the future, should the shortages occur in the future.

PVNGS Water Supply Litigation

A summons was served on APS in 1986 that required all water claimants in the Lower Gila River Watershed of Arizona to assert any claims to water on or before January 20, 1987, in an action pending in the Maricopa County Superior Court.  PVNGS is located within the geographic area subject to the summons.  APS’ rights and the rights of the other PVNGS participants to the use of groundwater and effluent at PVNGS are potentially at issue in this action.  APS filed claims that dispute the court’s jurisdiction over PVNGS’ groundwater rights and their contractual rights to effluent relating to PVNGS and, alternatively, seek confirmation of those rights.  In 1999, the Arizona Supreme Court issued a decision finding that certain groundwater rights may be available to the federal government and Indian tribes.  In addition, the Arizona Supreme Court issued a decision in 2000 affirming the lower court’s criteria for resolving groundwater claims.  Litigation on both these issues has continued in the trial court.  No trial dates have been set in these matters.  PNM does not expect that this litigation will have a material adverse impact on its results of operation or financial position.

NRC Matters

Because of several NRC findings relating to situations at PVNGS Unit 3 in 2004 and 2006, the NRC placed PVNGS Unit 3 on an enhanced NRC inspection regime in 2007.  Since then, APS management has been conducting

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

site-wide assessments of equipment and operations and has submitted improvement plans to the NRC.  In February 2008, the NRC issued a communication outlining the actions that APS must take in order for the NRC to return the PVNGS site to the NRC’s routine inspection and assessment process.  Those actions are being taken and the NRC will continue to provide increased oversight at PVNGS until the facility demonstrates sustained performance improvement.  On February 5, 2009, APS submitted a letter to the NRC stating that it has completed a substantial majority of the required actions.  APS anticipates receiving a response from the NRC within the next several months regarding closure of the required actions.  APS is cooperating fully with the NRC.

San Juan River Adjudication

In 1975, the State of New Mexico filed an action entitled “State of New Mexico v. United States, et al.”, in the District Court of San Juan County, New Mexico, to adjudicate all water rights in the San Juan River Stream System.  The Company was made a defendant in the litigation in 1976.  The action is expected to adjudicate water rights used at Four Corners and at SJGS.  In 2005, the Navajo Nation and various parties announced a settlement of the Nation’s reserved surface water rights.  Federal legislation and certain approvals will be required to implement the settlement.  The Company cannot determine the effect, if any, of any water rights adjudication on the present arrangements for water at SJGS and Four Corners.  Final resolution of the case cannot be expected for several years. The Company is unable to predict the ultimate outcome of this matter.

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

Right of Way Matters

Many of PNM’s electric transmission and distribution facilities are located on lands that require the grant of rights-of-way from governmental entities, Native American tribes, or private parties.  Several of the agreements granting the rights-of-way may have expired or may expire within the next few years.  PNM is actively reviewing these matters and negotiating with certain parties, as appropriate, for the renewal of these rights-of-way.  However, there can be no assurance that all of these rights-of-way will be renewed.  If PNM is not successful in renewing the rights-of-way on Native American lands, it could be forced to remove its facilities from or abandon its facilities on the property covered by the rights-of-way and seek alternative routes for its transmission or distribution facilities.  With respect to non-tribal government land and private land, PNM may have condemnation rights. If rights-of-way are renewed, they may be renewed at prices that are higher than historical levels, based on current renewal experience.  Rights-of-way costs have historically been recovered in rates charged to customers.  PNM will seek to recover such costs in future rates.

Republic Savings Bank Litigation

In 1992, Meadows Resources, Inc. (“MRI”), an inactive subsidiary of PNMR, and its subsidiaries (“Plaintiffs”) filed suit against the Federal government in the United States Court of Claims, alleging breach of contract arising from the seizure of Republic Savings Bank (“RSB”).  RSB was seized and liquidated after Federal legislation prohibited certain accounting practices previously authorized by contracts with the Federal government.  The Federal government filed a counterclaim alleging breach of obligation to maintain RSB’s net worth and moved to dismiss Plaintiffs’ claims for lack of standing.

 Plaintiffs filed a motion for summary judgment in December 1999 on the issue of liability and on the issue of damages.  The Federal government filed a cross motion for summary judgment and opposed Plaintiffs’s motion.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

On January 25, 2008, the court entered its opinion granting the Federal government’s motion to dismiss MRI, denying the Federal government’s motion for summary judgment and granting the remaining Plaintiffs’ motion for summary judgment on the issues of liability and damages, awarding the Plaintiffs damages in the amount of $14.9 million. MRI had previously received payment from the FDIC in the amount of $0.3 million.  This payment reduces the amount of damages owed to $14.6 million.

The matter is currently pending before the U. S. Court of Appeals for the Federal Circuit on appeal by the Federal government and cross-appeal by Plaintiffs.  PNMR is unable to predict the outcome of this litigation.

Western United States Wholesale Power Market

Various circumstances, including electric power supply shortages, weather conditions, gas supply costs, transmission constraints and alleged market manipulation by certain sellers, resulted in the well-publicized California and Western markets energy crisis of 2000-2001 and the bankruptcy filings of the Cal PX and PG&E.  As a result of the conditions in the Western markets during this time period, between late-2000 and mid-2003, FERC, the California Attorney General and private parties initiated investigations, litigation, and other proceedings relevant to PNM and other sellers in the Western markets at FERC and in both California State and Federal District Courts, seeking a determination whether sellers of wholesale electric energy during the crisis period, including PNM, should be ordered to pay monetary refunds to buyers of such energy.  These proceedings continue at FERC as well as before the U.S. Court of Appeals for the Ninth Circuit.  PNM has participated in these proceedings at FERC, the Federal District Courts and the Ninth Circuit, including filing appeals to that court.  Both FERC and the Ninth Circuit continue to hold settlement and mediation conferences, in which PNM continues to participate.

            The Company cannot predict the ultimate outcome of the appeals or any FERC decision resulting therefrom.  At this time, it is unclear whether PNM will ultimately be directed to make refunds as a result of these court and FERC decisions, or whether settlement may be reached.

Regional Transmission Issues

In February 2007, FERC issued Order 890 setting out the new OATT rule, which became effective in May 2007.  Order 890 addressed several elements of transmission service, including:  (1) requiring greater consistency and transparency in calculating available transfer capability for transmission; (2) requiring transparent transmission planning and customer access to transmission plans; (3) reforming rollover rights for transmission service agreements; and (4) clarifying various ambiguities in transmission rights under the new OATT.   Order 890 also required numerous compliance filings to be made by transmission providers.  Order 890 also attempted to clarify certain elements of transmission service utilized for network generation resources, but still left uncertain the transmission used for such resources that pre-dated transmission open access.  PNM filed a petition for rehearing seeking clarification of this issue in regards to one such generation resource that PNM has under contract.  Although FERC did not specifically rule on the request PNM filed, in December 2007, FERC issued an order (“Order 890-A”) on rehearing and clarified and revised some aspects of its initial order.  The order reiterated its general rule on this topic, which had no impact on PNM operations.  In January 2008, multiple parties filed requests for rehearing of Order 890-A.  PNM did not join any of these rehearing requests.  In June, 2008, FERC issued Order 890-B further clarifying some aspects of Order 890 and Order 890-A.  Further rehearing could be granted on Order 890-B, but the Company does not expect significant changes to the existing orders.  In October 2008, the Company completed the FERC compliance filings required by Order 890.

Complaint Against Southwestern Public Service Company

In September 2005, PNM filed a complaint under the Federal Power Act against SPS. PNM argued that SPS’ rates for sale of interruptible energy were excessive and that SPS had been overcharging PNM for deliveries of energy through its fuel cost adjustment clause practices.  PNM also intervened in a complaint proceeding brought by other customers raising similar arguments relating to SPS’ fuel cost adjustment clause practices (the “Golden Spread complaint proceeding”).  Additionally, in November 2005, SPS filed an electric rate case at FERC proposing to

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

unbundle and raise rates charged to customers effective July 2006. PNM intervened in the case and objected to the proposed rate increase. In September 2006, PNM and SPS filed a settlement agreement providing for resolution of issues relating to rates for sales of interruptible energy, but not resolving the fuel clause issues. In September 2008, FERC issued its order approving the settlement between PNM and SPS.

In April 2008, FERC issued its order in the Golden Spread complaint proceeding.  FERC affirmed in part and reversed in part an ALJ’s initial decision, which had, among other things, ordered SPS to pay refunds to PNM with respect to the fuel clause issues.  FERC affirmed the decision of the ALJ that SPS violated its fuel cost adjustment clause tariffs.   However, FERC shortened the refund period applicable to the violation of the fuel cost adjustment clause issues. PNM and SPS have filed petitions for rehearing and clarification of the scope of the remedies that were ordered and reversal of various rulings in the order. FERC has not yet acted upon the requests for rehearing or clarification and they remain pending further decision.  PNM cannot predict the final outcome of the case at FERC.

Biomass Project

PNM entered into a 20-year contract for the purchase of 32 MW of capacity from a renewable biomass power generation facility in central New Mexico that was scheduled to commence in 2009.  The purchase power agreement was contingent upon the satisfaction of certain conditions including, completion of financial closing by April 2, 2007 and the start of construction by July 2, 2007.  After various delays, PNM expected the biomass facility to begin commercial operations in late 2009 or early 2010, provided adequate financing was obtained by June 1, 2008.  However, financing was not obtained by that date, and PNM notified the owner on June 12, 2008, of the immediate termination of the agreement.  On June 23, 2008, the owner advised PNM that it disputed the basis for the termination, but the owner took no subsequent action to submit the matter to arbitration within the time period specified in the agreement and PNM considers this matter closed.

Begay v. PNM et al

A putative class action was filed against PNM and other utilities on February 11, 2009 in the United States District Court in Albuquerque.  PNM has not been served.  Plaintiffs claim to be allottees, members of the Navajo Nation, who pursuant to the Dawes Act of 1887, were allotted ownership in land carved out of the Navajo Nation. Plaintiffs, including an allottee association, make broad, general assertions that defendants, including PNM, are right-of-way grantees with rights-of-way across the allotted lands and are either in trespass or have paid insufficient fees for the grant of rights-of-way or both.  The plaintiffs, who have sued the defendants for breach of fiduciary duty, seek a constructive trust.  They have also included a breach of trust claim against the United States and its Secretary of the Interior, Ken Salazar.  PNM is evaluating plaintiffs’ claims.  PNM is unable to determine the outcome of this case but intends to defend it vigorously.

(17)	Regulatory and Rate Matters

PNMR

First Choice Price-to-Beat Base Rate Reset

Based on the terms of the Texas stipulation related to the acquisition of TNP, First Choice made a filing to reset its price-to-beat base rates in 2005. First Choice’s price-to-beat base rate case was consolidated with TNMP’s 60-day rate review (see “60-Day Rate Review” below). First Choice requested that the PUCT recognize in its new price-to-beat base rates the TNMP rate reduction and the synergy savings credit provided for in the TNP acquisition stipulation. In 2006, TNMP, First Choice, the PUCT staff and other parties filed a non-unanimous settlement agreement (“NUS”).  The PUCT unanimously approved the NUS on November 2, 2006 and made First Choice’s new price-to-beat base rates effective on December 1, 2006, as First Choice had requested.  As price-to-beat rates expired on December 31, 2006, the approved rates are no longer applicable.  In January 2007, TNMP’s 60-Day Rate Review proceeding and the underlying NUS were appealed by various Texas cities to a Texas District Court.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

TNMP and First Choice have intervened in this appeal.   The Company is unable to predict the outcome of this matter.

First Choice Request for ERCOT Alternative Dispute Resolution

In June 2008, First Choice filed a request for alternative dispute resolution with ERCOT alleging that ERCOT incorrectly applied its protocols with respect to congestion management during the first quarter of 2008.  First Choice requests that ERCOT resolve the dispute by restating certain elements of its first quarter 2008 congestion management data and by refunding to First Choice allegedly overstated congestion management charges.  The amount at issue in First Choice’s claim can only be determined by running ERCOT market models with corrected inputs but First Choice believes that the amount is significant.  ERCOT protocols provide that ERCOT will notify potentially impacted market participants and subsequently consider the merits of First Choice’s allegations.  The Company is unable to predict the outcome of this matter.

PNM

Gas Rate Case

In May 2006, PNM filed a general gas rate case that asked the NMPRC to approve an increase in the service fees charged to its 481,000 natural gas customers, including the set monthly fee, the charge tied to monthly usage, and miscellaneous on-demand service fees.  Those fees are separate from the cost of gas charged to customers, which would not be affected by the fee increase.  The petition requested an increase in base gas service rates of $22.6 million and an increase in miscellaneous on-demand service rates of $0.2 million.  In June 2007 the NMPRC unanimously approved an increase in annual revenues of approximately $9 million for PNM.  PNM and the AG filed appeals on various issues with the New Mexico Supreme Court.  In connection with the acquisition of PNM’s gas assets by NMGC, PNM and the AG moved to dismiss their respective gas rate case appeals, which motions were granted on February 6, 2009.

Gas Utility Assets Sale and Service Abandonment

In March 2008, PNM filed its application at the NMPRC seeking regulatory approval for the sale of the gas utility assets and approval for the abandonment of its natural gas utility service in New Mexico.  In a separate application filed simultaneously at the NMPRC, NMGC requested approval to purchase PNM Gas’s utility assets, requested the issuance of a Certificate of Convenience and Necessity to operate the gas utility and provide natural gas utility service in New Mexico, and for various other regulatory approvals.    In August 2008, the NMPRC staff, the AG, the IBEW, PNM and NMGC filed a stipulation indicating their agreement to a resolution of the issues in the proceeding.  A hearing took place before the NMPRC in September 2008.  The NMPRC issued its final order in December 2008 approving the transaction, and the sale was completed on January 30, 2009.

2007 Electric Rate Case

On February 21, 2007, PNM filed a general electric rate case (“2007 Electric Rate Case”) requesting the NMPRC approve an increase in service fees to all of PNM’s retail customers except those formerly served by TNMP.  The request was designed to provide PNM’s electric utility an opportunity to earn a 10.75 percent return on equity.  The application also requested authorization to implement a FPPAC through which changes in the cost of fuel and purchased power, above or below the costs included in base rates, will be passed through to customers on a monthly basis.  Hearings were held in December 2007.  On April 24, 2008, the NMPRC issued a final order that resulted in a revenue increase of $34.4 million.  The rate increase provides for a 10.1 percent return on equity. New rates reflecting the $34.4 million increase were effective for bills rendered on and after May 1, 2008.  In its final order, the NMPRC disallowed recovery of costs associated with the RECs used to meet the New Mexico Renewable Energy Portfolio Standards that were being deferred as regulatory assets, but did allow PNM the opportunity to seek recovery in the next rate case if it can demonstrate that it incurred an actual incremental cost for its compliance with the RPS.  The NMPRC also ruled that recovery of surface coal mine decommissioning costs be capped at $100

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

million.  The order resulted in PNM being unable to assert it is probable, as defined under GAAP, that the costs previously deferred on PNM’s balance sheet will be recoverable through future rates charged to its customers.  Accordingly, as of March 31, 2008, PNM recorded regulatory disallowances for pre-tax write offs of $19.6 million for coal mining decommissioning costs and $10.6 million for deferred REC costs.  PNM has appealed the NMPRC’s treatment of coal mine decommissioning and the RECs to the New Mexico Supreme Court.  If the appeal is successful or if PNM is successful in demonstrating that these costs are recoverable through future rate proceedings, the costs will be restored to PNM’s balance sheet. The Company is unable to predict the outcome of this matter.

Emergency FPPAC

On March 20, 2008, PNM and the IBEW, filed a joint motion in the general electric rate case requesting NMPRC authorization to implement an Emergency FPPAC on an interim basis.  The motion requested immediate authority to implement an Emergency FPPAC for a period of 24 months or until the effective date of new rates in PNM’s next rate case, whichever is earlier.

On May 22, 2008, the NMPRC issued a final order that approved the Emergency FPPAC with certain modifications relating to power plant performance and the treatment of revenue from SO2 allowances.  The Emergency FPPAC permits PNM to recover its actual fuel and purchased power costs up to $0.024972 per kWh, which is an increase of $0.008979 per kWh above the fuel costs included in base rates.  PNM is unable to predict if actual fuel and purchased power costs will exceed the cap during the period the Emergency FPPAC is in effect. PNM implemented the Emergency FPPAC as modified on June 2, 2008.  The Albuquerque Bernalillo County Water Utility Authority and the New Mexico Industrial Energy Consumers Inc. filed notices of appeal to the New Mexico Supreme Court, which seek to have vacated the NMPRC order approving the Emergency FPPCAC. The appeals have been consolidated and PNM has been granted party status.  PNM is unable to predict the final outcome of these appeals.

The NMPRC order approving the Emergency FPPAC required PNM to pay for an audit of PNM’s monthly FPPAC reports and a prudence review of PNM’s fuel and purchased power costs, to be conducted by auditors selected by the NMPRC.  On February 11, 2009, the NMPRC issued a RFP for related audit and prudence review professional services.  The NMPRC order states that the prudence review shall continue until all costs flowed through the Emergency FPPAC have been subject to review.

2008 Electric Rate Case

On September 22, 2008, PNM filed a general rate case (“2008 Electric Rate Case”) requesting the NMPRC to approve an increase in electric service rates to all PNM retail customers except those formerly served by TNMP. The proposed rates are designed to increase annual operating revenue by $123.3 million, based on a March 31, 2008 test period and calculating base fuel costs using a projection of costs for the 12 months ending March 31, 2009. PNM has also proposed a FPPAC in the general form authorized by the NMPRC, but with PNM retaining 25% of off-system sales margins and crediting 75% against fuel and purchased power costs. On September 30, 2008, the NMPRC ordered that PNM‘s proposed rates be suspended for a period of nine months from October 22, 2008 and appointed a hearing examiner to conduct a hearing and otherwise preside over the case. A public hearing is scheduled to begin March 30, 2009.  On February 25, 2009, PNM, the NMPRC Staff and the AG filed a joint motion to vacate the procedural schedule and to establish a new procedural schedule for consideration of a possible stipulation.  The motion requested a schedule which would result in the filing of a stipulation no later than March 10, 2009, with hearings on the stipulation to begin April 9, 2009, if the stipulation is contested, and April 13, 2009, if the stipulation is unopposed.  Although some parties indicated they had not yet decided if they would oppose the stipulation and would need more time than proposed if they decided to oppose, on February 27, 2009, the Hearing Examiner issued an order vacating the existing schedule and establishing a schedule for consideration of an unopposed stipulation. March 6, 2009 was set as the date for filing the stipulation with hearings to begin April 8, 2009. Settlement discussions are continuing. PNM is unable to predict the outcome of this proceeding.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

In anticipation of the 2008 Electric Rate Case, on September 10, 2008, a stipulation (the “Resource Stipulation”) executed by PNM, the NMPRC staff, the AG and the Coalition for Clean Affordable Energy, and later joined by the New Mexico Industrial Energy Consumers Inc., was filed with the NMPRC. If approved by the NMPRC, the Resource Stipulation would resolve all issues in the proceedings regarding 1) Valencia, 2) PNM’s proposed acquisition of an ownership interest in Unit 2 of PVNGS currently being leased, 3) the application to own and operate Lordsburg and its interest in Luna as NMPRC jurisdictional assets and to recover their costs in retail rates. The Resource Stipulation further provides that PNM will seek prior NMPRC approval of future long-term PPAs. The NMPRC consolidated these three proceedings for the purpose of considering approval of the Resource Stipulation and to expedite such consideration.  Hearings were held in January 2009 and a decision is pending. The Company is unable to predict whether the NMPRC will approve the Resource Stipulation or the ultimate outcome of these proceedings.

Additional information concerning these proceedings is discussed below.

Valencia

In April 2007, PNM entered into a PPA to purchase all of the electric capacity and energy from Valencia, a 148 MW natural gas-fired power plant near Albuquerque, New Mexico.  An unaffiliated entity built, owns and operates the facility and PNM is the sole purchaser of the electricity generated. The Valencia facility began commercial operation on May 30, 2008.  For financial accounting purposes PNM consolidates the plant under FIN 46R since PNM absorbs the majority of the variability in the cash flows of the plant.  See Note 9.

In May 2007, the office of the AG and the staff of the NMPRC filed a petition for formal review requesting the NMPRC investigate the Valencia PPA and related transactions to determine, among other things, whether the transactions were prudent, appropriate and consistent with NMPRC rules, and to establish the ratemaking treatment of the PPA.  In its response to the petition, PNM described the terms of the agreement and process used to select this resource, stated that an investigation was not warranted and joined in the staff and AG’s request for determination of the ratemaking treatment for the agreement.  The Resource Stipulation provides that upon its approval by the NMPRC costs incurred under the Valencia PPA would be recovered through PNM’s Emergency FPPAC until new base rates go into effect as a result of PNM’s 2008 Electric Rate Case, which would include recovery of the Valencia PPA in base rates.

PVNGS Unit 2 Lease Interest Transfer

On June 29, 2007, a wholly-owned subsidiary of PNMR purchased 100% of a trust, which owns a 2.26% undivided interest, representing 29.8 MW, in PVNGS Unit 2 and a 0.76% undivided interest in certain PVNGS common facilities, as well as a lease under which such facilities are leased to PNM.  In January 2008, PNM filed an application at the NMPRC seeking approval to acquire the beneficial ownership interest in the trust from the PNMR subsidiary.  PNM requested recovery of the costs of acquiring the Unit 2 interest through inclusion in its electric rates.  The filing also requested certain variances from NMPRC filing and reporting requirements normally required for general diversification filings.   If approved, the Resource Stipulation would allow the Unit 2 interest to be transferred to PNM and the acquisition costs to be recovered beginning with the 2008 Electric Rate Case.

In April 2008, PNM also filed an application at FERC seeking FERC approval of the proposed acquisition of the PVNGS Unit 2 interest.  FERC established a comment date in early May 2008, and no comments or interventions were filed in the docket.  On June 30, 2008, FERC issued its order approving the transfer of the PVNGS Unit 2 interest to PNM.

Luna and Lordsburg

On September 12, 2008, PNM filed an application to include in jurisdictional rates its one-third ownership share of Luna and its ownership of Lordsburg.  Luna consists of a gas-fired combined cycle station with a total capacity of 570 MW located in Luna County, New Mexico.  The plant was constructed in 2005-2006 and achieved

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

commercial operation in 2006.  Lordsburg is a peaking generator located in Hidalgo County, New Mexico and has a total generation capacity of 80 MW.  Lordsburg was constructed and achieved commercial operation in 2002.  Currently, PNM holds its ownership share of Luna and Lordsburg as merchant plant assets, which are not included in jurisdictional rates.  The Resource Stipulation, if approved, would allow the inclusion of Luna and Lordsburg costs in base rates to be set in the 2008 Electric Rate Case at the net book value less accumulated deferred income taxes as of August 31, 2008.

NMPRC Inquiry on Fuel and Purchased Power Adjustment Clauses

In October 2007, the NMPRC voted to open a notice of inquiry that may eventually lead to establishing simple and consistent rules for the implementation of FPPACs for all investor-owned utilities and electric cooperatives in New Mexico.  The investor-owned utilities and electric cooperatives were asked to respond to a series of questions; the responses will be discussed at a future workshop.  The NMPRC staff was directed to make a filing dealing with the need for consistency of the fuel clauses, streamlining, and whether a single methodology would be beneficial and should be applied to all of the utilities.  PNM filed its comments in December 2007. No further proceedings have been scheduled.

NMPRC Rulemaking on Disincentives to Energy Efficiency Programs

In January 2008, the NMPRC issued a NOI to identify disincentives in utility expenditures on energy efficiency and measures to mitigate those disincentives, including specific ratemaking alternatives, issued a procedural order determining that the proceeding should be conducted as a rulemaking and appointed a Hearing Examiner to conduct workshops as part of the process.  The workshops resulted in the drafting of proposed rule revisions on both energy efficiency disincentives and on incentives for energy efficiency investments.  On January 29, 2009, the NMPRC proposed amendments to its energy efficiency rule, including provisions related to incentives and regulatory disincentives and barriers.  On February 26, 2009, the NMPRC announced that it would revise its proposed amendments.

TNMP

TNMP Competitive Transition Charge True-Up Proceeding

The purpose of the true-up proceeding was to quantify and reconcile the amount of stranded costs that TNMP may recover from its transmission and distribution customers.  A 2004 PUCT decision established $87.3 million as TNMP’s stranded costs.  TNMP and other parties have made a series of appeals on the ruling and it is currently before the Texas Supreme Court. TNMP is unable to predict if the Texas Supreme Court will review the decision or the ultimate outcome of this matter.

Interest Rate for Calculating Carrying Charges on TNMP’s Stranded Cost

The PUCT approved an amendment to the true-up rule in 2006, which results in a lower interest rate that TNMP is allowed to collect on the unsecuritized true-up balance through a CTC. The PUCT concluded that the correct rate at which a utility should accrue carrying costs through a CTC is the weighted average of an adjusted form of its marginal cost of debt and its unadjusted historical cost of debt, with the weighting based on the utility’s most recently authorized capital structure.  The new rate affects TNMP by lowering the previously approved carrying cost rate of 10.93%.  After regulatory proceedings, the PUCT issued an order approving the 8.31% rate proposed by TNMP and the PUCT staff. Various municipal intervenors (“Cities”) appealed the PUCT’s order to the District Court in Austin, Texas, with TNMP as an intervenor.  The District Court affirmed the PUCT’s decision and the Cities filed an appeal in the Texas 3rd Court of Appeals.  Oral argument was held on February 26, 2009.  TNMP is unable to predict the ultimate outcome of this matter.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

Following the revision of the interest rate on TNMP’s carrying charge, TNMP filed a compliance tariff to implement the new 8.31% rate. TNMP’s filing proposed to put the new rates into effect on February 1, 2008.  Intervenors asserted objections to the compliance filing.  PUCT staff urged that the PUCT make the new rate effective as of December 27, 2007 when the PUCT’s order establishing the correct rate became final.  After regulatory proceedings, the PUCT issued an order making the new rate retroactive to July 20, 2006.  TNMP filed an appeal of this order in the District Court in Austin, Texas.  While there is inherent uncertainty in this type of proceeding, TNMP believes it will ultimately be successful in overturning any ruling that the effective date should be prior to December 27, 2007.

60-Day Rate Review

In 2005, TNMP made a required 60-day rate review filing.  TNMP’s case establishes a CTC for recovery of the true-up balance.  As noted above, TNMP’s 60-day rate review, along with First Choice’s price-to-beat rate reset filing, were consolidated.  See “Price-To-Beat Base Rate Reset” above for further updates.  In 2006, the PUCT issued a signed order which would allow TNMP to begin collecting its true-up balance, which includes carrying charges, over a 14-year period.  The order also allows TNMP to collect expenses associated with several cases over a three-year period.  TNMP began collecting its CTC and its rate case expenses on December 1, 2006.  In January 2007, this proceeding was appealed by various Texas cities to the District Court, in Austin, Texas.  TNMP and First Choice have intervened. TNMP is unable to predict the ultimate outcome of this matter.

2008 Rate Case

On August 29, 2008, TNMP filed with the PUCT for an $8.7 million increase in revenues.  If approved, new rates would go into effect in September 2009.  In its request, TNMP also asked for permission to implement a catastrophe reserve fund similar to those approved for other transmission and distribution companies in Texas. Catastrophe funds help pay for a utility system’s recovery from natural disasters and acts of terrorism.  Once the rate case is finalized by the PUCT, TNMP may update its transmission rates annually to reflect changes in its invested capital.  Updated rates would reflect the addition and retirement of transmission facilities, including appropriate depreciation, federal income tax and other associated taxes, and the approved rate of return on such facilities. On October 10, 2008, the PUCT issued a preliminary order permitting TNMP to file supplemental testimony on costs caused by Hurricane Ike. These costs may be included in rates or captured as a regulatory asset for review and approval in a subsequent proceeding.

In December 2008, the parties in the TNMP rate case requested that the case be abated and the ALJ granted the request.  The abatement suspends indefinitely all procedural deadlines and those dates will be rescheduled following the submittal of supplemental testimony by TNMP relating to costs incurred during Hurricane Ike and anticipated financing costs.  TNMP is unable to predict the ultimate outcome of this matter.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

Unless there is a probable amount, the Company records the lower end of such reasonably likely range of costs (classified as other deferred credits at undiscounted amounts).

The Company’s recorded liability estimated to remediate its identified sites was as follows:

PNMR		PNM		TNMP
December 31,		December 31,		December 31,
2008	2007	2008	2007	2008	2007
(In thousands)

$5,308	$4,882	$5,308	$4,882	$ -	$ -

The Company expended the following for remediation:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

PNMR	$190	$469	$747
PNM	$190	$469	$501
TNMP	$-	$-	$246

The ultimate cost to clean up the Company’s identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as the extent and nature of contamination, the scarcity of reliable data for identified sites, and the time periods over which site remediation is expected to occur.  The Company expects that the majority of the December 31, 2008 environmental liability will be paid over the next five years, funded by cash generated from operations.  Future environmental obligations are not expected to have a material impact on the results of operations or financial condition of the Company.

(19)	Accumulated Other Comprehensive Income

AOCI reports a measure for accumulated changes in equity that result from transactions and other economic events other than transactions with shareholders.  The following table sets forth each component of AOCI, net of income taxes:

			Mark-to-
	Unrealized		market for	Accumulated
	gain (loss)	Pension	cash-flow	other
	on	liability	hedge	comprehensive
	securities	adjustment	transactions	income (loss)
	(In thousands)
PNMR
Balance at December 31, 2007	$12,985	$(4,794)	$3,017	$11,208
Balance at December 31, 2008	$1,721	$(8,998)	$38,225	$30,948

PNM
Balance at December 31, 2007	$12,985	$(5,615)	$210	$7,580
Balance at December 31, 2008	$1,721	$(8,854)	$24,879	$17,746

TNMP
Balance at December 31, 2007	$-	$823	$-	$823
Balance at December 31, 2008	$-	$(142)	$-	$(142)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

(20)	Related Party Transactions

PNMR, PNM, TNMP, and Optim Energy are considered related parties as defined in SFAS 57.  PNMR Services Company provides corporate services to PNMR, its subsidiaries, and Optim Energy in accordance with shared services agreements.  These services are billed on a monthly basis to the business units.  Billings are at cost, except for Optim Energy, which includes a profit element. There is also a services agreement for Optim Energy to provide services to PNMR.

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

See Note 6 for information on intercompany borrowing arrangements and Note 7 for intercompany lease arrangements.

PNM and TNMP engaged in various affiliate transactions during 2006 to best utilize the resources held by both companies.  Through December 31, 2006, PNM also sold electricity and energy-scheduling services to TNMP under a long-term wholesale power contract.  Effective January 1, 2007, TNMP’s New Mexico customers were transferred to PNM.  TNMP sells transmission and distribution services to First Choice.

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

See Note 22 for information concerning Optim Energy.  See Note 23 for information concerning the transfer of operations from TNMP to PNM and the sale of PNM Gas.  The table below summarizes the nature and amount of related party transactions of PNMR, PNM and TNMP:

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

	Year Ended December 31,
	2008	2007	2006
		(In thousands)

Electricity, transmission and distribution related services billings:
PNM to TNMP	$-	$126	$50,817
TNMP to PNMR	55,214	69,731	68,555

Services billings:
PNMR to PNM*	81,724	93,910	122,684
PNMR to TNMP	19,043	18,302	24,637
PNM to TNMP	1,672	261	554
PNMR to Optim Energy	11,316	10,734	-
Optim Energy to PNMR	672	116	-

PNMR Services capital expenditures fees:
PNM to PNMR**	-	99	30,695
TNMP to PNMR	-	18	5,281

Income tax sharing payments:
PNM to PNMR	2,050	5,604	32,729
TNMP to PNMR	15,079	-	7,001
PNMR to TNMP	-	(15,529)	-

Interest payments:
PNM to PNMR	-	3	-
TNMP to PNMR	133	1,165	-

* PNM Shared services include billings to PNM Gas of $22.2 million, $ 32.0 million, and $ 41.5 million 2008, 2007, and 2006.

** PNM Capital Expenditures Fees include billings to PNM Gas of $ 8.5 million for the year 2006.

(21)	New Accounting Pronouncements

Information regarding recently issued accounting pronouncements, including those that have not been adopted by the Company could have a material impact, is set forth below.

SFAS 160 – Noncontrolling Interest in Consolidated Financial Statements

In December 2007, the FASB issued SFAS 160.  The objective of SFAS 160 is to improve the relevance, comparability and transparency in ownership interests.  SFAS 160 will change the way companies measure and present an acquisition of a noncontrolling (minority) and changes in a controlling interest.  The Company will adopt SFAS 160 beginning January 1, 2009, which will result in minority interests being reflected in stockholders’ equity rather than as liabilities.

SFAS 141R – Business Combinations

Also in December 2007, the FASB completed re-deliberations and issued the final standard of SFAS 141R. The revisions to this accounting standard further the FASB’s increased use of fair value in financial statements.  The underlying principle of SFAS 141R is for an acquirer to measure all assets acquired and liabilities assumed at fair

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

value as of the acquisition date.  Although the statement is to be applied prospectively, the statement contains certain transition provisions related to income taxes that have the ability to affect transactions consummated before its effective date.  The Company will adopt SFAS 141R beginning January 1, 2009.  SFAS 141R will apply to any acquisitions consummated after December 31, 2008.

SFAS 161 – Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133

In March 2008, the FASB released SFAS 161, which is effective for years beginning after November 15, 2008 and changes the disclosure requirements for derivative instruments and hedging instruments.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operation, and cash flows.  The Company is currently reviewing the requirements of SFAS 161 and will implement the required disclosures at March 31, 2009.

SFAS 162 – The Hierarchy of Generally Accepted Accounting Principles

The current GAAP hierarchy had been set forth in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69.  The FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and issued SFAS 162, which establishes the current hierarchy of GAAP, including making minor shifts in the hierarchy. This statement was effective November 15, 2008.  The Company has reviewed the impact of SFAS 162 and does not believe it will result in a change in current practice.

FSP FAS 132R-1 – Employers’ Disclosures about Postretirment Benefit Plan Assets

In December 2008, the FASB released FSP FAS 132R-1, which is effective for years ending after December 15, 2009 and changes the disclosure requirements for plan assets in a defined benefit pension or other postretirement benefit plan.  Entities are required to provide enhanced disclosures about (a) how investment allocation decisions are made, including the factors that are pertinent to understanding investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the level of fair value measurements using significant unobservable inputs and, (e) significant concentrations of risk within plan assets.  The company is currently reviewing the requirements of FSP FAS 132R-1 and will implement the required disclosures at December 31, 2009.

FSP FAS 157-2 – Effective Date of FASB Statement No. 157

As discussed in Note 8, the Company adopted SFAS 157 as of January 1, 2008.   On February 12, 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company will adopt FSP FAS 157-2 and will apply it to fair value determinations utilized by the Company in evaluating long-lived and intangible assets for potential impairment in 2009, although the Company does not anticipate it will have a significant impact.

(22)	Optim Energy

In January 2007, PNMR and ECJV, a wholly owned subsidiary of Cascade, created EnergyCo, to serve expanding U.S. markets, principally the areas of Texas covered by ERCOT.  EnergyCo’s name was changed to Optim Energy on February 2, 2009.  PNMR and ECJV each have a 50 percent ownership interest in Optim Energy, a limited liability company.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

On June 1, 2007, PNMR contributed its ownership of Altura to Optim Energy at fair value of $549.6 million (after the working capital adjustment described below). ECJV made a cash contribution to Optim Energy equal to 50% of the fair value amount, and Optim Energy distributed that cash to PNMR.  PNMR accounted for this transaction by (1) removing the assets and liabilities transferred to Optim Energy from its consolidated financial statements; (2) recording an additional investment in Optim Energy for an amount equal to 50% of the net carrying value of the Altura assets and liabilities transferred, reflecting that 50% of the items transferred are in effect still owned by PNMR; and (3) reflecting in results of operations the difference between the cash received and 50% of the net carrying value of the items transferred that in effect were sold to ECJV, which resulted in a pre-tax loss of $3.1 million being reflected in energy production costs.  As provided under the contribution agreement, subsequent to June 1, 2007, an adjustment to the contribution amounts was made for changes in components of working capital between the date for which fair value was determined and closing.  The result of this adjustment was a payment by PNMR of $2.1 million.

Optim Energy has entered into a bank financing arrangement with a term of five years, which includes a revolving line of credit.  This facility also provides for bank letters of credit to be issued as credit support for certain contractual arrangements entered into by Optim Energy.  Cascade and ECJV have guaranteed Optim Energy’s obligations on this facility and, to secure Optim Energy’s obligation to reimburse Cascade and ECJV for any payments made under the guaranty, have a first lien on all assets of Optim Energy and its subsidiaries.  In June 2007, Optim Energy distributed $87.5 million to each of PNMR and ECJV from a long-term borrowing under this facility.

Effective August 1, 2007, Optim Energy completed the acquisition of Altura Cogen, a 614 MW natural gas-fired cogeneration electric and steam plant, located near Houston, Texas.  The purchase price of $477.9 million, after working capital adjustments, was funded through cash contributions of $42.5 million from each of PNMR and ECJV and the remaining amount was financed through borrowings under Optim Energy’s credit facility.

On August 2, 2007, PNMR announced that Optim Energy has agreed with NRG Energy, Inc. to jointly develop a 550 MW combined-cycle natural gas unit at the existing NRG Cedar Bayou Generating Station near Houston.  Optim Energy anticipates the construction of the project will be completed in the summer of 2009, at which time 275 MW of electricity will be available for sale by Optim Energy.  Optim Energy expects to fund its portion of the Cedar Bayou construction with borrowings under its existing credit facility. Once the project is complete, Optim Energy may arrange long-term financing of an appropriate mix of debt and equity.  PNMR does not anticipate making significant capital contributions to Optim Energy in connection with this project.

PNMR has no commitments or guarantees with respect to Optim Energy.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

Summarized financial information for Optim Energy is as follows:

	Year Ended December 31,
	(In thousands)

	2008	2007
Operating revenues	$472,665	$224,339
Cost of sales	366,477	147,312
Gross margin	106,188	77,027
Non-fuel operations and maintenance expenses	26,053	13,253
Administrative and general expenses	26,232	15,445
Impairment of intangible assets	21,794	-
Write off of emission allowances	31,739	-
Depreciation and amortization expense	30,545	15,665
Interest expense	19,183	17,907
Taxes other than income tax	11,954	4,804
Other (income) and deductions	(740)	(635)
Earnings (loss) before income taxes	(60,572)	10,588
Income taxes (benefit)(1)	(88)	434
Net earnings (loss)	$(60,484)	$10,154

50 percent of net earnings (loss)	$(30,242)	$5,077
Amortization of basis difference in Optim Energy	555	2,504
PNMR equity in net earnings (loss) of Optim Energy	$(29,687)	$7,581

(1)  Represents the Texas Margin Tax, which is considered an income tax.

	December 31,
	2008	2007
	(In thousands)

Current assets	$151,677	$119,255
Net property plant and equipment	946,420	853,492
Deferred assets	224,776	297,197
Total assets	1,322,873	1,269,944

Current liabilities	104,826	88,812
Long-term debt	730,778	650,778
Other long-term liabilities	7,763	34,344
Total liabilities	843,367	773,934

Owners’ equity	$479,506	$496,010

50 percent of owners’ equity	239,753	$248,005
Unamortized PNMR basis difference in Optim Energy	197	89
PNMR equity investment in Optim Energy	$239,950	$248,094

Power sales and purchases are included net in operating revenues.  Gas sales and purchases are included net in cost of sales.  Financial transactions are presented on a net basis in revenue for power and on a net basis in cost of sales for gas.  Certain of these transactions were presented on a gross basis during interim periods of 2008.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

SFAS 141 requires that Optim Energy individually value each asset and liability received in the Altura (Twin Oaks) and Altura Cogen transactions and initially record them on its balance sheet at the determined fair value.  For both transactions, this accounting results in a significant amount of amortization since contracts acquired were out of market and emission allowances, while acquired from government programs without cost to Optim Energy, have significant market value.  During 2008 and 2007, Optim Energy recorded, as operating revenues, income from amortization of contracts acquired of $2.2 million and $36.4 million, which is recorded in operating revenues, and amortization expense on emission allowances of $11.2 million and $2.3 million, which is recorded in cost of sales.

In July 2008, a federal appeals court ruling by the U.S. Court of Appeals for the District of Columbia Circuit Court invalidated CAIR.  This ruling appears to remove the need for emissions allowance credits under the CAIR program. However, in December 2008, CAIR was temporarily reinstated by the courts.  Optim Energy has inventory of emissions allowances from the purchase of the Altura Cogen plant and contribution of the Twin Oaks plant.  During 2008, Optim Energy recorded a pre-tax write off of $31.7 million for all inventory under the CAIR program.  As of December 31, 2008, Optim Energy has $115.9 million in inventory for emission allowances not granted under the CAIR program.

The contribution of Altura created a basis difference between PNMR’s recorded investment in Optim Energy and 50 percent of Optim Energy’s equity.  While the portion of the basis difference related to contract amortization will only continue through 2010, other basis differences, including a difference related to emission allowances, will continue to exist through the life of the Altura plant.  For 2008 and 2007, the basis difference adjustment detailed above relates mainly to contract amortization with insignificant offsets related to the other minor basis difference components.

Optim Energy has a hedging program that covers a multi-year period.  The level of hedging at any given time varies depending on current market conditions and other factors.  Economic hedges that do not qualify for or are not designated as cash flow hedges or normal purchases/sales under SFAS 133 are derivative instruments that are required to be marked to market.  Due to the extreme market volatility experienced in the first quarter in the ERCOT market, Optim Energy made the decision to exit the speculative trading business and close out the speculative trading positions.  In May 2008, Optim Energy closed out all remaining speculative positions.  Optim Energy recognized speculative trading losses of $2.4 million in the first quarter of 2008.  No additional costs are expected related to speculative trading.

The assets of Altura transferred to Optim Energy included the development rights for a possible 600-megawatt expansion of the Twin Oaks plant, which was classified as an intangible asset.  Optim Energy made a strategic decision not to pursue the Twin Oaks expansion at this time and, in 2008, wrote off the development rights as an impairment of intangible assets amounting to $21.8 million.  In addition $1.2 million of deferred costs related to this project were written off as administrative and general expense.

See Note 6 for a discussion of the impacts of the bankruptcy of LBCS.

On January 6, 2009, LCC filed for bankruptcy protection under Chapter 11 of the US Bankruptcy Code.  LCC is Optim Energy’s counterparty in several agreements, and is a major customer of Optim Energy.  In addition, LCC leases Optim Energy the land for the Altura Cogen facility and provides other services, including water, to that facility.  The net amount due from LCC as of year-end has been fully reserved.  LCC has continued to perform under the existing contracts and Optim Energy believes that LCC will continue to perform under the existing contracts.

(23)	Discontinued Operations

PNM Gas

As discussed in Note 2, PNM completed the sale of its gas operations, which comprise the PNM Gas segment, on January 30, 2009.  Under GAAP, the assets and liabilities of PNM Gas are considered to be held-for-

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

sale as of December 31, 2007 and presented as discontinued operations on the accompanying balance sheets.  The PNM Gas results of operations are excluded from continuing operations and presented as discontinued operations on the statements of earnings.  Prior periods have been recast to be consistent with this presentation.  In accordance with SFAS 144, no depreciation is recorded on assets held for sale in 2008. Summarized financial information for PNM Gas is as follows:
Results of Operations

	Year Ended December 31,
	2008	2007	2006
		(In thousands)
Operating revenues	$506,953	$508,546	$508,829
Cost of energy	346,571	352,807	361,873
Gross margin	160,382	155,739	146,956
Operating expenses	92,177	97,102	96,771
Depreciation and amortization	-	21,649	21,609
Operating income	68,205	36,988	28,576
Other income (deductions)	2,590	1,147	4,136
Net interest charges	(13,210)	(12,225)	(11,415)
Segment earnings before income taxes	57,585	25,910	21,297
Income taxes (benefit)	22,957	10,394	8,439
Segment Earnings	$34,628	$15,516	$12,858

Financial Position

	Year Ended December 31,
	2008	2007
	(In thousands)
ASSETS
Cash and cash equivalents	$25	$28
Accounts receivable and unbilled revenues, net	64,022	89,699
Regulatory and other current assets	43,939	30,334
Total current assets	107,986	120,061
Gas plant in service	775,836	743,664
Accumulated depreciation and amortization	(239,280)	(245,741)
Construction work in progress	22,574	22,411
Net utility plant	559,130	520,334
Regulatory and other assets	2,785	6,205
	$669,901	$646,600

LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$44,995	$68,458
Regulatory and other current liabilities	32,087	27,545
Total current liabilities	77,082	96,003
Regulatory liabilities	75,296	72,727
Deferred credits and other liabilities	19,319	17,121
Total deferred credits and other liabilities	94,615	89,848
Equity	498,204	460,749
	$669,901	$646,600

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

Information on the regulatory assets and liabilities of PNM Gas is as follows:

	December 31,
	2008	2007
	(In thousands)
Assets:
Current:
PGAC	$13,165	$11,769
Other	9,670	744
	22,835	12,513
Non-Current:
OPEB	-	2,900
Other	1,435	1,991
	1,435	4,891
Total regulatory assets	$24,270	$17,404

Liabilities:
Current:
PGAC	$-	$(2,623)
Off-system sales margin	(303)	(1,166)
Other	(579)	(510)
	(882)	(4,299)
Non-Current:
Cost of Removal	(75,295)	(72,727)
Total regulatory liabilities	$(76,177)	$(77,026)

PNM Gas’s cost-of-gas revenues collected from sales-service customers were recovered in accordance with NMPRC regulations through the PGAC and represented a pass-through of the cost of natural gas to the customer.  The NMPRC approved an agreement regarding the hedging strategy of PNM Gas and the implementation of a price management fund program which included a continuous monthly balancing account with a carrying charge.  This carrying charge had the effect of keeping PNM Gas whole on purchases of gas since it was compensated for the time value of money that existed due to any delay in collections from customers.

PNM Gas used a variety of hedging instruments including fixed price contracts, call options and financial swaps to facilitate the hedge strategy. PNM Gas also entered into physical gas contracts to meet the needs of its retail sales-service customers.  Due to the agreement to sell PNM Gas, the contracts that extended beyond December 31, 2008 no longer qualified for the normal purchases exception pursuant to SFAS 133 as of December 31, 2007 and were marked-to-market. Costs and gains and losses for the above instruments are deferred and recovered through the PGAC with no income statement effect.  At December 31, 2008, PNM Gas had $7.0 million of current assets and current liabilities and no long-term assets and long-term liabilities related to these instruments.  At December 31, 2007, PNM Gas had $7.1 million of current assets and current liabilities related to these instruments.

TNMP – New Mexico

In connection with the 2005 acquisition of TNP and its principal subsidiaries, TNMP and First Choice, the NMPRC stipulated that all TNMP’s New Mexico operations would transfer to the ownership of PNM.  This transfer took place on January 1, 2007 when TNMP transferred its New Mexico operational assets and liabilities to PNMR through redemption of TNMP’s common stock.  PNMR contemporaneously contributed the TNMP New Mexico operational assets and liabilities to PNM.

In accordance with SFAS 144 and EITF 03-13, the Company determined that the New Mexico operations component of TNMP is required to be reported as discontinued operations in the TNMP Consolidated Statements of

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

Operations for periods prior to January 1, 2007. Due to the fact the net assets were distributed to TNMP’s parent, PNMR, the assets and liabilities were considered “held and used” up until the date of transfer.  No gain or loss or impairments were recognized on the disposition due to the fact the transfer was among entities under common control.  Furthermore, the TNMP New Mexico operations are subject to traditional rate of return regulation.  Subsequent to the transfer, the NMPRC regulates these operations in the same manner as prior to the transfer.  Under SFAS 71, the assets and liabilities were recorded by PNM at TNMP’s carrying amounts, which represent their fair value within the regulatory environment.

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

The following table summarizes the results classified as discontinued operations in TNMP’s Consolidated Statements of Earnings:

Year Ended
December 31,
2006
(In thousands)

Operating revenues	$99,121
Operating expenses and other income	93,992
Earnings from discontinued operations before income tax	5,129
Income tax expense	1,548
Earnings from discontinued operations	$3,581

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

In 2007, the Company began a business improvement process that included a comprehensive cost structure analysis of its operations and a benchmarking analysis to similar-sized utilities.  During 2007 and 2008, the Company implemented a series of initiatives designed to manage future operational costs, maintain financial strength and strengthen its regulated utilities.   The multi-phase process includes a business improvement plan to streamline internal processes and reduce the Company’s work force.  The utility-related process enhancements are designed to improve and centralize business functions.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

 The Company has existing plans providing severance benefits to employees who are involuntarily terminated due to elimination of their positions.  Under SFAS 112, the severance benefits payable under the Company’s existing plans are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.  At December 31, 2008 and 2007, the Company assessed the status of the business improvement plan process and the positions that were probable of being eliminated as determined at that time.  The Company calculated the severance benefits associated with those positions and recorded pre-tax expense of $3.4 million in 2008 and $10.5 million in 2007.  In 2008 and 2007, severance expenses of zero and $5.0 million were recorded by PNM and $0.1 million and $0.6 million were recorded by TNMP.  The Company also incurred other costs, primarily consulting fees, related to the business improvement plan of $7.5 million and $2.1 million in 2008 and 2007.  As additional phases of the business improvement plan are developed, the associated costs will be analyzed and recorded as specified by GAAP.

(25)	Goodwill and Other Intangible Assets; Impairments

The excess purchase price over the fair value of the assets acquired and the liabilities assumed by PNMR for its June 6, 2005 acquisition of TNP was recorded as goodwill and was pushed down to the businesses acquired.  In 2007, the TNMP assets that were included in its New Mexico operations, including goodwill of $102.8 million, were transferred to PNM.  See Note 23.  Of the $79.3 million of other intangible assets acquired in the TNP acquisition, $68.8 million related to the trade name “First Choice.”  The trade name is considered to have an indefinite useful life; therefore, no amortization is recorded.  The other $10.5 million intangible asset related to the First Choice customer list.  The useful life of the customer list was estimated to be approximately eight years.

Under the provisions of SFAS 142, the Company evaluates its goodwill and non-amortizing intangible assets for impairment annually at the reporting unit level or more frequently if circumstances indicate that the goodwill or intangible assets may be impaired.  Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and determination of the fair value of each reporting unit.  The fair value of each reporting unit is estimated using a discounted cash flow methodology.  This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of long-term growth rates for the business and determination of appropriate weighted average cost of capital for each reporting unit.  Changes in these estimates and assumptions could materially affect the determination of fair value and the conclusion of impairment for each reporting unit.

For non-amortizing intangibles other than goodwill, the Company compares the fair value of the intangible asset to its recorded value.  For goodwill, the first step of the impairment test requires that the Company compare the fair value of each reporting unit with its carrying value, including goodwill.  If as a result of this analysis, the Company concludes there is an indication of impairment in a reporting unit having goodwill, the Company is required to perform the second step of the SFAS 142 impairment analysis, determining the amount of goodwill impairment to be recorded.  The amount is calculated by comparing the implied fair value of the goodwill to its carrying amount.  This exercise requires the Company to allocate the fair value determined in step one to the individual assets and liabilities of the reporting unit.  Any remaining fair value would be the implied fair value of goodwill on the testing date.  To the extent the recorded amount of goodwill of a reporting unit exceeds the implied fair value determined in step two, an impairment loss is reflected in results of operations.

The market capitalization of PNMR’s common stock has been significantly below book value during 2008, which is an indicator that intangible assets may be impaired.  In addition, changes in the ERCOT market in which First Choice operates have significantly impacted its results of operations. The Company performed its annual testing of intangible assets as of April 1, 2008.  As a result of this analysis, the Company concluded there was an indication of impairment in the reporting units having goodwill and that the First Choice trade name was impaired and recorded impairments of $135.0 million for goodwill and $9.0 million for the First Choice trade name.  The financial challenges facing First Choice continued throughout 2008 and were exacerbated by the impacts of Hurricane Ike and depressed economic conditions resulting in significant increases in the levels of uncollectible accounts.  Due to these conditions, additional impairment testing was performed for First Choice as of December 31, 2008.  As a result, the Company recorded additional impairment losses of $39.4 million for First Choice goodwill

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

and $33.6 million for the First Choice trade name.  Although the impairments of goodwill, aggregating $174.4 million, have no income tax effects, the impairment of the First Choice trade name amounting to $42.6 million does have an income tax effect and results in an after-tax impact of $27.7 million. The impairments do not impact the Company’s cash flows.

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2008, 2007 and 2006 were as follows:

	PNM	TNMP Electric	First Choice	Total PNMR
	(In thousands)

Balance as of December 31, 2005	$-	$367,245	$131,910	$499,155
Adjustments during 2006	-	(3,481)	64	(3,417)
Balance as of December 31, 2006	-	363,764	131,974	495,738
Adjustments during 2007	102,775	(102,643)	(206)	(74)
Balance as of December 31, 2007	102,775	261,121	131,768	495,664
Impairments	(51,143)	(34,456)	(88,755)	(174,354)
Balance as of December 31, 2008	$51,632	$226,665	$43,013	$321,310

The components of PNMR’s other identifiable intangible assets are as follows:

	December 31,
	2008	2007
	(In thousands)

First Choice trade name	$26,157	$68,774
First Choice customer list	5,682	10,480
Total other intangible assets	31,839	79,254
Accumulated amortization	4,672	3,362
	$27,167	$75,892

Under the provisions of SFAS 142, the Company evaluates its amortizing intangible assets for impairment only when circumstances indicate that the intangible assets may be impaired.  Due to conditions at First Choice described above, the Company performed an impairment test of the First Choice customer list asset as of December 31, 2008 and as a result, recorded a pre-tax impairment of $4.8 million ($3.1 million after-tax) for this asset.

See Note 22 for a discussion of impairments recorded by Optim Energy.

(26)	Quarterly Operating Results (Unaudited)

Unaudited operating results by quarters for 2008 and 2007 are presented below. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for such periods have been included.  On January 30, 2009, PNM completed the sale of its gas operations, which are considered discontinued operations and excluded from continuing operations in the tables below.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

		Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
PNMR
2008
Operating revenues	$364,503	$580,310	$607,076	$407,633
Operating income (loss)	(58,971)	(122,760)	33,664	(81,747)
Earnings (loss) from continuing operations	(71,135)	(146,248)	(4,847)	(83,042)
Net earnings (loss)	(48,636)	(143,486)	(5,485)	(73,037)
Earnings (Loss) from Continuing Operations per Common Share:
Basic	(0.93)	(1.79)	(0.06)	(0.94)
Diluted	(0.93)	(1.79)	(0.06)	(0.94)
Net Earnings (Loss) per Common Share:
Basic	(0.63)	(1.76)	(0.06)	(0.82)
Diluted	(0.63)	(1.76)	(0.06)	(0.82)
2007
Operating revenues	437,044	505,569	569,909	401,507
Operating income	48,455	25,896	23,232	27,459
Earnings from continuing operations	15,144	21,828	11,742	10,644
Net Earnings	29,666	20,240	8,372	16,596
Earnings from Continuing Operations per Common Share:
Basic	0.20	0.29	0.15	0.14
Diluted	0.19	0.28	0.15	0.14
Net Earnings per Common Share:
Basic	0.39	0.26	0.11	0.22
Diluted	0.38	0.26	0.11	0.22
PNM
2008
Operating revenues	$252,664	$386,058	$356,397	$247,823
Operating income (loss)	(30,582)	(29,637)	47,385	6,317
Earnings (loss) from continuing operations	(26,977)	(47,008)	15,934	(8,423)
Net earnings (loss)	(4,610)	(44,378)	15,164	1,450
2007
Operating revenues	240,352	300,331	360,455	235,836
Operating income	28,167	4,603	301	900
Earnings from continuing operations	14,358	777	1,612	6,644
Net earnings (loss)	28,748	(943)	(1,890)	12,464
TNMP
2008
Operating revenues	$42,228	$47,118	$51,097	$49,839
Operating income (loss)	10,583	(21,563)	15,506	12,924
Net earnings (loss)	3,730	(28,753)	8,093	8,137
2007
Operating revenues	40,928	43,536	52,680	43,277
Operating Income	8,107	11,555	21,062	11,946
Net earnings	938	4,234	10,228	3,008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PNM Resources, Inc. and Public Service Company of New Mexico
Albuquerque, New Mexico

We have audited the consolidated financial statements of PNM Resources, Inc. and subsidiaries and Public Service Company of New Mexico and subsidiaries (collectively, the “Companies”) as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and internal control over financial reporting as of December 31, 2008, and have issued our reports thereon dated March 2, 2009 (which reports express an unqualified opinion and include explanatory paragraphs regarding the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment and Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R in 2006, the adoption of Financial Accounting Standards Board Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes in 2007, and the adoption of Statement of Financial Accounting Standards No. 157, Fair Value Measurements in 2008); such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audit also included the financial statement schedules of the Companies listed in Item 15. The financial statement schedules are the responsibility of the Companies’ management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Texas-New Mexico Power Company
Fort Worth, Texas

We have audited the consolidated financial statements of Texas-New Mexico Power Company and subsidiaries (collectively, the “Company”) as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and have issued our reports thereon dated March 2, 2009 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment and Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R in 2006 and the adoption of Financial Accounting Standards Board Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes in 2007); such consolidated financial statements and report are included elsewhere in this Form 10-K.  Our audit also included the financial statement schedule of the Company listed in Item 15.  The financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audit.  In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

March 2, 2009
Dallas, Texas

SCHEDULE I

PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands)
Assets
Cash and cash equivalents	$75,095	$344
Intercompany receivables	102,511	73,556
Other current assets	66,250	77,312
Total current assets	243,856	151,212

Property, plant and equipment, net of accumulated
depreciation of $9,731 and $8,816	23,459	24,374
Long-term investments	21,153	24,473
Investment in subsidiaries (including discontinued operations)	1,805,046	2,047,233
Equity investment in Optim Energy	239,950	248,094
Other long-term assets	6,831	8,924
Total long-term assets	2,096,439	2,353,098

	$2,340,295	$2,504,310

Liabilities and Stockholders' Equity
Short-term debt	$160,271	$358,969
Current liabilities	16,842	31,362
Total curent liabilities	177,113	390,331
Long-term debt	359,294	358,549
Other long-term liabilities	57,482	63,019
Total liabilities	593,889	811,899

Convertible preferred stock (no stated value, 10,000,000 shares authorized;
issued and outstanding 477,800 and 0 shares)	100,000	-

Common stock outstanding (no par value, 120,000,000 shares authorized:
issued and outstanding 86,531,644 and 76,814,491 shares	1,288,168	1,042,974
Accumulated other comprehensive income, net of tax	30,948	11,208
Retained earnings	327,290	638,229
Total common stockholders' equity	1,646,406	1,692,411

	$2,340,295	$2,504,310

See notes to the consolidated financial statements.

PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF EARNINGS

	Year ended December 31,
	2008	2007	2006
		(In thousands)

Operating Revenues	$-	$-	$-
Operating Expenses	23,819	22,434	14,592
Operating income (loss)	(23,819)	(22,434)	(14,592)
Other Income and Deductions:
Equity in earnings (loss) of subsidiaries	(254,093)	78,580	148,587
Equity in net earnings (loss) of Optim Energy	(29,687)	7,581	-
Other income	3,355	2,766	3,583
Other deductions	(45,782)	(47,217)	(58,283)
Net other income (deductions)	(326,207)	41,710	93,887

Income (Loss) Before Income Taxes	(350,026)	19,276	79,295
Income Tax Expense (Benefit)	(44,754)	(40,082)	(28,665)

Earnings (Loss) from Continuing Operations	(305,272)	59,358	107,960

Earnings from Discontinuing Operations, net of tax
of $22,957, $10,394, and $8,439	34,628	15,516	12,858

Net Earnings (Loss)	$(270,644)	$74,874	$120,818

See notes to the consolidated financial statements.

SCHEDULE I
PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$(270,644)	$74,874	$120,818
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	4,249	4,942	509
Deferred income tax expense	(13,787)	(416)	4,996
Equity in (earnings) loss of subsidiaries	219,465	(94,096)	(161,445)
Equity in net (earnings) loss of Optim Energy	29,687	(7,581)	-
Impairment of intangible assets	-	3,380	-
Realized loss on Altura contribution	-	3,089	-
Stock based compensation expense	3,261	7,557	7,539
Other, net	-	-	676
Changes in certain assets and liabilities:
Other current assets	10,991	(1,366)	10,494
Other assets	33	3,375	(974)
Accounts payable	71	(641)	(4,605)
Accrued interest and taxes	(3,704)	(73,376)	(40,475)
Other current liabilities	(3,009)	42,150	35,111
Other liabilities	(29,288)	(10,099)	(6,138)
Net cash flows from operating activities	(52,675)	(48,208)	(33,494)
Cash Flows From Investing Activities:
Additions to property, plant and equipment	-	(8)	(5,980)
Investments in subsidiaries	-	(148,349)	(476,058)
Investments in Optim Energy	-	(45,040)	-
Distributions from Optim Energy	-	362,282	-
Cash dividends from subsidiaries	40,042	101,300	40,000
Other, net	-	592	(21,467)
Net cash flows provided (used) in investing activities	40,042	270,777	(463,505)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(202,224)	(158,086)	319,045
Long-term debt borrowings	102,750	-	15,000
Issuance of common stock	250,956	4,281	226,098
Exercise of employee stock options	(1,315)	(7,266)	(9,641)
Excess tax benefit from stock-based payment arrangements	(560)	12	1,072
Dividends paid	(56,970)	(69,807)	(59,707)
Other, net	(5,253)	(404)	1,958
Net cash flows from financing activities	87,384	(231,270)	493,825
Change in Cash and Cash Equivalents	74,751	(8,701)	(3,174)
Cash and Cash Equivalents at Beginning of Period	344	9,045	12,219
Cash and Cash Equivalents at End of Period	$75,095	$344	$9,045
Supplemental Cash Flow Disclosures:
Interest paid	$54,746	$39,938	$58,401
Income taxes (refunded), net	$(5,936)	$(2,903)	$(11,586)

Supplemental schedule of non cash investing and financing activities:
Convertible preferred stock issued under forward purchase contract
upon tender of senior unsecured notes	$100,000

See notes to the consolidated financial statements.

SCHEDULE II
PNM RESOURCES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions

	Balance at	Charged to	Charged to
	beginning of	costs and	other		Balance at
Description	year	expenses	accounts	Write-offs	end of year
		(In thousands)
(a) Allowance for doubtful accounts,
year ended December 31:
2006	$2,879	$14,495	$-	$11,534	$5,840

2007	$5,840	$17,044	$-	$16,863	$6,021

2008	$6,021	$56,136	$-	$40,691	$21,466

(a)	Totals reflect continuing operations.

SCHEDULE II
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions

	Balance at	Charged to	Charged to
	beginning of	costs and	other		Balance at
Description	year	expenses	accounts	Write-offs	end of year
		(In thousands)
(a) Allowance for doubtful accounts,
year ended December 31:
2006	$660	$1,403	$-	$1,334	$729

2007	$729	$1,967	$-	$1,967	$729

2008	$729	$4,186	$-	$3,570	$1,345

(a)	Totals reflect continuing operations.

SCHEDULE II
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions

	Balance at	Charged to	Charged to
	beginning of	costs and	other		Balance at
Description	year	expenses	accounts	Write-offs	end of year
		(In thousands)
Allowance for doubtful accounts,
year ended December 31:

2006	$100	$25	$-	$94	$31

2007	$31	$3	$-	$34	$-

2008	$-	$144	$-	$144	$-

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

“Management’s Annual Report on Internal Control Over Financial Reporting” appears on page B-2. This report is incorporated by reference herein.

(c) Changes in internal controls.

There have been no changes in PNMR’s internal controls over financial reporting for the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, PNMR’s internal control over financial reporting, except:

PNMR has selected Cognizant to provide outsourced application maintenance and support services for selected applications related to customer service, complex billing, electronic data interchange, and ancillary applications.

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

“Management’s Annual Report on Internal Control Over Financial Reporting” appears on page B-3. This report is incorporated by reference herein.

(c) Changes in internal controls.

There have been no changes in PNM’s internal controls over financial reporting for the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, PNM’s internal control over financial reporting, except:

PNM has selected Cognizant to provide outsourced application maintenance and support services for selected applications related to customer service, complex billing, electronic data interchange, and ancillary applications.

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

“Management’s Annual Report on Internal Control Over Financial Reporting” appears on page B-4. This report is incorporated by reference herein.

(c) Changes in internal controls.

There have been no changes in TNMP’s internal controls over financial reporting for the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, TNMP’s internal control over financial reporting, except:

TNMP has selected Cognizant to provide outsourced application maintenance and support services for selected applications related to customer service, complex billing, electronic data interchange, and ancillary applications.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE COMPANY AND CORPORATE GOVERNANCE

Reference is hereby made to “Proposal 1:  Elect Ten Directors” in PNMR’s Proxy Statement relating to the annual meeting of stockholders to be held on May 19, 2009 (the “2009 Proxy Statement”), to PART I, SUPPLEMENTAL ITEM - “EXECUTIVE OFFICERS OF THE COMPANY” in this Form 10-K, “Other Matters” - “Section 16(a) Beneficial Ownership Reporting Compliance”, “Code of Ethics” and “Board Committees and Their Functions”-“Audit and Ethics Committee” in the 2009 Proxy Statement.  The Company intends to satisfy the disclosure requirements of Form 8-K relating to amendments to the Company’s code of ethics applicable to its senior executive and financial officers by posting such information on its Internet website.  Information about the Company’s website is included under Part I, Item 1 - “Company Website.”

PNMR’s common stock is listed on the New York Stock Exchange. As a result, PNMR’s Chief Executive Officer is required to make an annual certification to the New York Stock Exchange stating that he was not aware of any violations by PNMR of the New York Stock Exchange corporate governance listing standards.  PNMR’s Chief Executive Officer made the most recent certification to the New York Stock Exchange on June 9, 2008.

ITEM 11.                       EXECUTIVE COMPENSATION

Reference is hereby made to “Executive Compensation”, and all subheadings thereunder from “Compensation Discussion and Analysis” to “Potential Payments Upon Termination or Change in Control”, “Director Compensation”, and “Board Committees and Their Functions”-“Board Governance and Human Resources Committee”-“Interlocks” in the 2009 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is hereby made to “PNM Resources Common Stock Owned by Executive Officers and Directors,” “Ownership of More Than Five Percent of PNM Resources Common Stock” and “Equity Compensation Plan Information” in the 2009 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Reference is hereby made to “Related Person Transactions” and “Director Independence” in the 2009 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is hereby made to “Audit and Ethics Committee Report” and “Independent Auditor Fees” in the 2009 Proxy Statement.  Independent auditor fees for PNM and TNMP are reported in the 2009 Proxy Statement for PNMR.  All such fees are fees of PNMR.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) - 1.	See Index to Financial Statements under Item 8.
(a) - 2.	Financial Statement Schedules for the years 2008, 2007, and 2006 are omitted for the reason that they are not required or the information is otherwise supplied under Item 8.

(a) - 3-A.                 Exhibits Filed:

Exhibit No.		Description

10.1**	PNMR	PNM Resources, Inc. 2008 Officer Incentive Plan (amended December 16, 2008)

10.2**	PNMR	First Amendment to the PNM Resources, Inc. Long-Term Performance Cash Program executed December 8, 2008

10.3**	PNMR	First Amendment to the PNM Resources, Inc. Non-Union Severance Pay Plan executed November 20, 2008

10.4**	PNMR	Seventh Amendment to the PNM Resources, Inc. Accelerated Management Performance Plan executed November 21, 2008

10.5**	PNMR	PNM Resources, Inc. After-Tax Retirement Plan effective January 1, 2009

10.6**	PNMR	First Amendment to the PNM Resources, Inc. Executive Savings Plan executed December 17, 2008

10.7**	PNMR	Third Amendment to the PNM Resources, Inc. Executive Spending Account Plan effective January 1, 2009

10.8**	PNMR	First Amendment to the PNM Resources, Inc. Officer Retention Plan executed November 20, 2008

10.9**	PNMR	Supplemental Employee Retirement Agreement for Jeffry E. Sterba (amended and restated effective January 1, 2009)

10.10**	PNMR	Third Amendment to the PNM Resources, Inc. Officer Life Insurance Plan effective January 1, 2009

10.11**	PNMR	First Amendment to the Retention Bonus Agreement between PNMR and Jeffry E. Sterba effective January 1, 2009

10.12**	PNMR	Second Amendment to the PNM Resources, Inc. Amended and Restated Omnibus Performance Equity Plan effective January 1, 2009

10.13**	PNMR	Third Amendment to the PNM Resources, Inc. Amended and Restated Omnibus Performance Equity Plan effective January 1, 2009

10.14**	PNMR	Changes in Director Compensation

10.15**	PNMR	Fourth Amendment to the PNM Resources, Inc. Officer Life Insurance Plan effective January 1, 2009

12.1	PNMR	Ratio of Earnings to Fixed Charges

12.2	PNM	Ratio of Earnings to Fixed Charges

12.3	TNMP	Ratio of Earnings to Fixed Charges

21	PNMR	Certain subsidiaries of PNM Resources, Inc.

23.1	PNMR	Consent of Deloitte & Touche LLP for PNM Resources, Inc.

23.2	PNM	Consent of Deloitte & Touche LLP for Public Service Company of New Mexico

23.3	TNMP	Consent of Deloitte & Touche LLP for Texas-New Mexico Power Company

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNMR	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	PNM	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	PNM	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.5	TNMP	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.6	TNMP	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
		2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005	1-32462 PNMR

Articles of Incorporation and By-laws
3.1	Articles of Incorporation of PNM Resources, as amended to date (Certificate of Amendment dated October 27, 2008 and Restated Articles of Incorporation dated August 3, 2006)	3.1 to the Company’s Current Report on Form 8-K filed November 21, 2008	1-32462 PNMR

3.2	Restated Articles of Incorporation of PNM, as amended through May 31, 2002	3.1.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	1-6986 PNM

3.3	Articles of Incorporation of TNMP, as amended through July 7, 2005	3.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	2-97230 TNMP

3.4	Bylaws of PNM Resources, Inc. with all amendments to and including February 17, 2009	3.1 to the Company’s Current Report on Form 8-K filed February 20, 2009	1-32462 PNMR

3.5	Bylaws of PNM with all amendments to and including May 31, 2002	3.1.2 to the Company’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002	1-6986 PNM

3.6	Bylaws of TNMP as adopted on August 4, 2005	3.2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	2-97230 TNMP

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:

Indentures‡
PNMR
4.1
Purchase Contract and Pledge Agreement, dated as of March 30, 2005, among PNMR, JPMorgan Chase Bank, N.A., as Purchase Contract Agent, and U.S. Bank Trust National Association, as Collateral Agent, Custodial Agent and Securities Intermediary, with Form of Corporate Unit included as Exhibit A and Form of Treasury Unit included as Exhibit B thereto
		10.1 to PNMR’s Current Report on Form 8-K filed March 31, 2005	1-32462 PNMR

4.2	Indenture, dated as of March 15, 2005, between PNMR and JPMorgan Chase Bank, N.A., as Trustee	10.2 to PNMR’s Current Report on Form 8-K filed March 31, 2005	1-32462 PNMR

4.3	Supplemental Indenture No. 1, dated as of March 30, 2005, between the Company and JPMorgan Chase Bank, N.A. as Trustee, with Form of Senior Note included as Exhibit A thereto	10.3 to PNMR’s Current Report on Form 8-K filed March 31, 2005	333-32170 PNMR

4.4	Supplemental Indenture No. 2, dated as of May 16, 2008 between PNMR and The Bank of New York Trust Company, N.A. (successor to JPMorgan Chase Bank, N.A.), as trustee	4.3 to PNMR’s Current Report on Form 8-K filed May 21, 2008	1-32462 PNMR

4.5	Remarketing Agreement, dated as of March 30, 2005, among PNMR, Banc of America Securities LLC, as Remarketing Agent, and JPMorgan Chase Bank, N.A., as Purchase Contract Agent	10.4 to PNMR’s Current Report on Form 8-K filed March 31, 2005	1-32462 PNMR

4.6	Supplemental Remarketing Agreement dated May 6, 2008 among PNMR, the remarketing agents named therein and The Bank of New York, solely as agent and as attorney-in-fact	1.1 to the Company’s Current Report on form 8-K filed May 12, 2008

4.7	Underwriting Agreement dated May 9, 2008 among PNMR and Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the Underwriters named therein	1.3 to the Company’s Current Report on Form 8-K filed May 12, 2008

4.8
Purchase Contract Agreement, dated as of October 7, 2005, between PNMR and U.S. Bank National Association, as purchase contract agent, with Form of Corporate Unit included as Exhibit A and Form of Treasury Unit included as Exhibit B thereto
		4.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	1-32462 PNMR

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:

4.9	Amended and Restated Purchase Contract Agreement dated as of August 4, 2008, between PNMR and U.S. Bank National Association, as purchase contract agent	4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	1-32462 PNMR

4.10	Pledge Agreement, dated as of October 7, 2005, between PNMR and U.S. Bank National Association	4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005	1-32462 PNMR

4.11	Amended and Restated Pledge Agreement, dated as of August 4, 2008, between PNMR and U.S. Bank National Association	4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	2-43573 PNMR

4.12	Indenture, dated as of October 7, 2005, between PNMR and U.S. Bank National Association, as trustee	4.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	1-32462 PNMR

4.13	Supplemental Indenture, dated as of October 7, 2005, between PNMR and U.S. Bank National Association, as trustee, with Form of Senior Note included as Exhibit A thereto	4.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	1-32462 PNMR

4.14	Supplemental Indenture No. 2, dated as of August 4, 2008 between PNMR and U.S. Bank National Association, as trustee	4.3 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	1-32462 PNMR

4.15	Remarketing Agreement, dated as of October 7, 2005, among PNMR, Banc of America Securities LLC, as remarketing agent and U.S. Bank National Association as purchase contract agent.	4.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005	1-32462 PNMR

4.16	Supplemental Remarketing Agreement dated November 7, 2008 among PNMR, remarketing agents named therein and U.S. Bank National Association, as purchase contract agent	10.1 to PNMR’s Current Report on Form 8-K filed November 13, 2008	1-32462 PNMR

4.17	Registration Rights Agreement, dated as of October 7, 2005, between PNMR, as issuer and Cascade Investment, LLC, as initial holder.	4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005	1-32462 PNMR

PNM
4.18
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

4.19
Fifty-third Supplemental Indenture, dated as of March 11, 1998, supplemental to Indenture of Mortgage and Deed of Trust, dated as of June 1, 1947, between PNM and The Bank of New York(formerly Irving Trust Company), as trustee
		4.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.20	Indenture (for Senior Notes), dated as of March 11, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.21	First Supplemental Indenture, dated as of March 11, 1998, supplemental to Indenture, dated as of March 11, 1998, Between PNM and The Chase Manhattan Bank, as Trustee	4.5 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.22	Second Supplemental Indenture, dated as of March 11, 1998, supplemental to Indenture, dated as of March 11, 1998, Between PNM and The Chase Manhattan Bank, as Trustee	4.6 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.23	Third Supplemental Indenture, dated as of October 1, 1999 to Indenture dated as of March 11, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.6.1 to PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999	1-6986 PNM

4.24	Fourth Supplemental Indenture, dated as of May 1, 2003 to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee	4.6.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

4.25	Fifth Supplemental Indenture, dated as of May 1, 2003 to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank, as Trustee	4.6.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

4.26	Sixth Supplemental Indenture, dated as of May 1, 2003 to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank, as Trustee	4.6.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

4.27
Seventh Supplemental Indenture, dated as of June 1, 2007 to Indenture dated as of March 11, 1998, between PNM and The Bank of New York Trust Company, N.A. (successor to JPMorgan Chase Bank), as Trustee
		4.23 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	1-6986 PNM

4.28	Indenture (for Senior Notes), dated as of August 1, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.1 to PNM’s Registration Statement No. 33-53367	333-53367 PNM

4.29	First Supplemental Indenture, dated August 1, 1998, supplemental to Indenture, dated as of August 1, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.3 to PNM’s Current Report on Form 8-K Dated August 7, 1998	1-6986 PNM

4.30	Second Supplemental Indenture, dated September 1, 2003, supplemental to Indenture, dated as of August 1, 1998, between PNM and JPMorgan Chase Bank (formerly, The Chase Manhattan Bank), as Trustee	4.7.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003	1-6986 PNM

4.31	Third Supplemental Indenture, dated as of May 13, 2008 between PNM and The Bank of New York Trust Company, N.A. as trustee	4.2 to PNM’s Current Report on Form 8-K filed May 15, 2008	1-6986 PNM

4.32	Underwriting Agreement dated May 8, 2008 among PNM and Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the Underwriters named therein	1.2 to the Company’s Current Report on Form 8-K filed May 12, 2008

TNMP
4.33	Indenture, dated January 1, 1999 between TNMP and JPMorgan Chase Bank (successor to The Chase Bank of Texas, N. A.), as Trustee	4(w) to TNMP’s Annual Report on Form 10-K for the year ended December 31, 1998	2-97230 TNMP

4.34	First Supplemental Indenture, dated January 1, 1999, to Indenture, dated January 1, 1999, between TNMP and JPMorgan Chase Bank (successor to The Chase Bank of Texas, N. A.), as Trustee	4(x) to TNMP’s Annual Report on Form 10-K for the year ended December 31, 1998	2-97230 TNMP

4.35	Second Supplemental Indenture, dated June 1, 2003, to Indenture, dated January 1, 1999, between TNMP and JPMorgan Chase Bank (successor to The Chase Bank of Texas, N. A.), as Trustee	4 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	2-97230 TNMP

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
		10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007	1-32462 PNMR

10.4	Consent Agreement, dated as of August 11, 2008, among PNMR, First Choice Power, L.P., the lenders party thereto and Bank of America, N.A., as Administrative Agent for the lenders named therein	10.1 to PNMR’s Current Report on 8-K filed August 13, 2008	1-32462 Form

10.5	Amended and Restated Guaranty Agreement, dated as of August 15, 2005, executed by PNM Resources, Inc., as Guarantor	10.1 to the Company’s Current Report on Form 8-K filed August 19, 2005	1-32462 PNMR

10.6	Joinder Agreement, dated as of September 30, 2005, between TNMP, as borrower and Bank of America, as administrative agent	10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	2-97230 TNMP

10.7	Term Loan Agreement, dated April 17, 2006, among PNM Resources, as borrower, the lenders identified therein and Lehman Commercial Paper, Inc., as administrative agent	10.4 to PNM Resource’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006	1-32462 PNMR

10.8	Unit Purchase Agreement dated as of August 13, 2004 between PNM Resources and Cascade Investment, L.L.C.	99 to PNM Resources’ Current Report on Form 8-K filed August 19, 2004	333-32170 PNMR

10.9	First Supplement to Unit Purchase Agreement, dated as of June 4, 2005, between PNMR and Cascade	99.2 to the Company’s Current Report on Form 8-K filed June 10, 2005	1-32462 PNMR

10.10	Second Supplement to Unit Purchase Agreement, dated as of July 1, 2005, between PNMR and Cascade	99.1 to the Company’s Current Report on Form 8-K filed July 8, 2005	1-32462 PNMR

10.11
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
		10.3 to the Company’s Current Report on Form 8-K filed August 19, 2005	1-6986 PNM

10.13	Consent Agreement, dated as of August 12, 2008, among PNM, the lenders party thereto, and Wachovia Bank, National Association, as Administrative Agent for the lenders named therein	10.2 to PNM’s Current Report on Form 8-K filed August 13, 2008	1-6986 PNM

10.14	Delayed Draw Term Loan Agreement, dated as of May 5, 2008, among PNM, as borrower, the lenders party thereto and Merrill Lynch Capital Corporation, as administrative agent	10.1 to PNM’s Current Report on Form 8-K filed May 7, 2008	1-6986 PNM

10.15	First Amendment to the Delayed Draw Term Loan Agreement, dated as of August 7, 2008, among PNM, the lenders party thereto and certain other parties	10.3 to PNM’s Current Report on Form 8-K filed August 13, 2008	1-6986 PNM

10.16
Reimbursement Agreement, dated as of May 8, 2008, among PNM, as borrower, the lenders party thereto, Deutsche Bank AG New York Branch, as administrative agent and RBC Capital Markets as syndication agent.

		10.1 to PNM’s Current Report on Form 8-K filed May 9, 2008	1-6986 PNM

10.17	First Amendment to the Reimbursement Agreement, dated as of August 7, 2008, among PNM, the lenders party thereto and Deutsche Bank AG New York Branch as Administrative Agent	10.4 to PNM’s Current Report on Form 8-K filed August 13, 2008	1-6986 PNM

10.18	Transitional Services Agreement among PNM, PNMR Services Company and New Mexico Gas Company, Inc. dated as of January 12, 2008	10.12 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2007	1-6986 PNM

10.19	Term Loan Agreement, dated as of March 7, 2008, among TNMP, as borrower, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent	10.1 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008	2-97230 TNMP

10.20
Amendment No. 1 to Term Loan Credit Agreement, entered into as of May 15, 2008 among TNMP, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent and as a Lender, and Union Bank of California, N.A., as a Lender

		10.1 to TNMP’s Current Report on Form 8-K filed October 16, 2008	2-97230 TNMP

10.21	Credit Agreement, dated as of May 15, 2008, among TNMP, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, and Union Bank Of California, N.A., as syndication agent	4.4 to TNMP’s Current Report on Form 8-K filed May 21, 2008	2-97230 TNMP

10.22	Credit Agreement, dated as of October 31, 2008, among TNMP, as borrower, Union Bank of California, N.A., as administrative agent and as a lender, and JPMorgan, as a lender	10.1 to TNMP’s Current report on Form 8-K filed November 3, 2008	2-97230 TNMP

10.23**	PNM Resources, Inc. Amended and Restated Omnibus Performance Equity Plan dated May 17, 2005 (“PEP”)	4.1 to PNM Resources’ Form S-8 Registration Statement filed May 17, 2005	333-125010 PNMR

10.24**	Second Amendment to the PNM Resources, Inc. Amended and Restated Omnibus Performance Equity Plan effective January 1, 2009	10.12 to PNMR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.25**	Third Amendment to the PNM Resources, Inc. Amended and Restated Omnibus Performance Equity Plan effective January 1, 2009	10.13 to PNMR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.26**	Form of the award agreement for non-qualified stock options granted on and after 2007 under the PEP	10.2 to the Company's Current Report on Form 8-K filed February 16, 2007	1-32462 PNMR

10.27**	Form of award agreement for restricted stock rights granted on and after 2007 under the PEP	10.3 to the Company’s Current Report on Form 8-K filed February 16, 2007	1-32462 PNMR

10.28**	Form of award agreement for performance shares granted for the 2004-2006 performance period under the PEP and a description of the Long-Term Performance Share Program Amended Effective January 1, 2004	10.4 to PNM Resources' Current Report on Form 8-K filed February 16, 2007	1-32462 PNMR

10.29**	Long-Term Performance Cash Program description effective January 1, 2004	10.5 to PNM Resources' Current Report on Form 8-K filed February 16, 2007	333-125010 PNMR

10.30**	First Amendment to Long-Term Performance Loan Plan Program executed December 8, 2008	10.2 to PNMR’s Annual Report on Form 10-K for fiscal year ended December 31, 2008	1-32462 PNMR

10.31**	Changes in Director Compensation	10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.32**	PNM Resources, Inc. Executive Savings Plan dated December 29, 2003	10.75 to PNM Resources and PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003	333-32170 PNMR

10.33**	First Amendment to PNMR’s Executive Savings Plan executed December 17, 2008	10.6 to PNMR’s Annual Report on Form 10-K for he fiscal year ended December 31, 2008	1-32462 PNMR

10.34**	PNM Resources, Inc. Executive Savings Plan II (amended and restated effective January 1, 2009)	4.1 to PNMR’s Registration Statement on Form S-8 (333-156243) filed December 17, 2008	333-156243 PNMR

10.35**	PNM Resources, Inc. After-Tax Retirement Plan effective January 1, 2009	10.5 to PNMR’s Annual Report on Form 10-K for he fiscal year ended December 31, 2008	1-32462 PNMR

10.36**	2007 Officer Incentive Plan (suspended October 25, 2007)	10.6 to PNM Resources' Current Report on Form 8-K filed February 16, 2007	1-32462 PNMR

10.37**	2008 Officer Incentive Plan (as amended December 16, 2008)	10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.38**	Performance Cash Program for the Utilities President (Patricia K. Collawn)	10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	1-32462 PNMR

10.39**	Summary of Executive Time Off Policy Effective January 1, 2006	10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	1-32462 PNMR

10.40**	Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) (August 16, 1988) (refiled)	10.23 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986 PNM

10.41**	First Amendment to Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) (August 30, 1988) (refiled)	10.23.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986 PNM

10.42**	Second Amendment to Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) (December 29, 1989) (refiled)	10.23.2 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986 PNM

10.43**	Second [Third] Amendment to the Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) dated December 8, 1992	10.22.1 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 2004.	1-6986 PNM

10.44**	Fourth Amendment to the Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan, as amended effective December 7, 1998	10.23.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999	1-6986 PNM

10.45**	Fifth Amendment dated November 27, 2002 to the Restated and Amended PNM Resources, Inc. Accelerated Performance Management Plan	10.23.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002	333-32170 PNMR

10.46**	Sixth Amendment dated December 9, 2003 to the PNM Resources, Inc. Restated and Amended Accelerated Performance Management Plan	10.23.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003	333-32170 PNMR

10.47**	Seventh Amendment dated November 21, 2008 to the PNM Resources, Inc. Accelerated Management Performance Plan	10.4 to PNMR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.48**	PNM Resources, Inc. Non-Union Severance Pay Plan effective August 1, 2007 (amended and restated)	10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 PNMR

10.49**	First Amendment to the PNM Resources Non-Union Severance Pay Plan executed November 20, 2008	10.3 to PNMR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.50**	PNM Service Bonus Plan dated October 23, 1984	19.4 to PNM’s Quarterly Report on Form 10-Q or the quarter ended September 30, 1988	1-6986 PNM

10.51**	First Amendment dated November 20, 1985 to PNM Service Bonus Plan	10.11.1 to PNM’s Annual Report on Form 10-K for the fiscal year ending December 31, 1985	1-6986 PNM

10.52**	Second Amendment dated December 29, 1989 to PNM Service Bonus Plan	10.27.2 to PNM’s Annual Report on Form 10-K for the fiscal year ending December 31, 1989	1-6986 PNM

10.53**	Second [Third] Amendment dated December 7, 1998 to PNM Service Bonus Plan	10.45 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999	1-6986 PNM

10.54**	Fourth Amendment dated November 27, 2002 to PNM Resources, Inc. Service Bonus Plan	10.45.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002	333-32170 PNMR

10.55**	Fifth Amendment dated December 9, 2003 to PNM Resources, Inc. Service Bonus Plan	10.45.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003	333-32170 PNMR

10.56**	Public Service Company of New Mexico OBRA ‘93 Retirement Plan effective November 15, 1993	10.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993	1-6986 PNM

10.57**	First Amendment to the Public Service Company of New Mexico OBRA ’93 Retirement Plan, as amended effective December 7, 1998	10.48.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999	1-6986 PNM

10.58**	Second Amendment dated November 27, 2002 to the PNM Resources, Inc. OBRA ’93 Retirement Plan	10.48.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002	333-32170 PNMR

10.59**	Third Amendment dated December 9, 2003 to the PNM Resources, Inc. OBRA ’93 Retirement Plan	10.48.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003	333-32170 PNMR

10.60**	Public Service Company of New Mexico Section 415 Plan dated January 1, 1994	10.50 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.61**	First Amendment dated December 7, 1998 and Second Amendment dated August 7, 1999 to PNM Section 415 Plan and Third Amendment dated November 27, 2002 to the PNM Resources, Inc. Section 415 Plan	10.50.1 to the Company’s Annual Report in Form 10-K for the fiscal year ended December 31, 2002	333-32170 PNMR

10.62**	Fourth Amendment dated December 9, 2003 to the PNM Resources, Inc. Section 415 Plan	10.50.2 to the Company’s Annual Report in Form 10-K for the fiscal year ended December 31, 2003	333-32170 PNMR

10.63**	PNM Resources, Inc. Officer Retention Plan executed September 2, 2008 (amended and restated effective January 1, 2009)	10.1 to the Company’s Quarterly Report in Form 10-Q for the quarter ended September 30, 2008	1-32462 PNMR

10.64**	First Amendment to PNM Resources, Inc. Officer Retention Plan executed November 20, 2008	10.8 to the Company’s Annual Report in Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.65*	PNM Resources Executive Spending Account Plan dated December 9, 2003	10.52 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2003	333-32170 PNMR

10.66**	First Amendment to PNM Resources Executive Spending Account Plan effective January 1, 2004	10.52.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004	333-32170 PNMR

10.67**	Second Amendment to PNMR’s Executive Spending Account Plan executed August 28, 2008	10.2 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

10.68**	Third Amendment to PNMR’s Executive Spending Account Plan effective January 1, 2009	10.7 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2008	1-32462 PNMR

10.69**	Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan effective March 10, 1998	10.74 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

10.70**	First Amendment to the Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan Dated February 7, 2000	10.74.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000	1-6986 PNM

10.71**	Second Amendment to the Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan, effective December 7, 1998	10.74.2 to PNM's Annual Report on Form 10-K for the fiscal year ended December 31, 2000	1-6986 PNM

10.72**	Third Amendment to the Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan, effective December 10, 2000	10.74.3 to PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000	1-6986 PNM

10.73**	Fourth Amendment to Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan dated December 31, 2001	4.3.5 to PNM Resources’ Post-Effective Amendment No. 1 to Form S-8 Registration Statement filed December 31, 2001	333-03303 PNMR

10.74**	Fifth Amendment to the Third Restated and Amended PNM Resources, Inc. Performance Stock Plan dated September 6, 2002	10.74.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002	333-32170 PNMR

10.75**	PNM Resources, Inc. Director Retainer Plan, dated December 31, 2001	4.3 to PNM Resources, Inc. Post-Effective Amendment No. 1 to Form S-8 Registration Statement filed December 31, 2001	333-03289 PNMR

10.76**	First Amendment dated February 17, 2003 to PNM Resources, Inc. Director Retainer Plan	10.40.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003	333-32170 PNMR

10.77**	Supplemental Employee Retirement Agreement for Patrick T. Ortiz (amended and restated effective January 1, 2009)	10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	1-32462 PNMR

10.78**	Supplemental Employee Retirement Agreement for Jeffry E. Sterba (amended and restated effective January 1, 2009)	10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.79**	Amended and Restated Retention Bonus Agreement for Jeffry E. Sterba executed September 7, 2007	10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 PNMR

10.80**	First Amendment to the Retention Bonus Agreement between PNMR and Jeffrey E. Sterba effective January 1, 2009	10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.81**	PNM Resources Officer Life Insurance Plan dated April 28, 2004	10.24.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004	333-32170 PNMR

10.82**	First Amendment to PNM Resources Officer Life Insurance Plan dated December 16, 2004	10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.	333-32170 PNMR

10.83**	Second Amendment to PNM Resources Officer Life Insurance Plan executed April 15, 2007	10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 PNMR

10.84**	Third Amendment to the PNMR Officer Life Insurance Plan effective January 1, 2009	10.10 to PNMR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.84.1**	Fourth Amendment to the PNMR Officer Life Insurance Plan effective January 1, 2009	10.15 to PNMR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.85**	Long Term Care Insurance Plan effective January 1, 2003	10.87 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002	333-32170 PNMR

10.86**	Executive Long Term Disability effective January 1, 2003	10.88 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002	333-32170 PNMR

10.87	Agreement dated August 16, 2007 between PNM Resources and Public Policy Strategy Group LLC for consulting services performed by William J. Real (Terminated January 16, 2008)	10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 PNMR

10.88	Supplemental Indenture of Lease dated as of July 19, 1966 between PNM and other participants in the Four Corners Project and the Navajo Indian Tribal Council	4-D to PNM’s Registration Statement No. 2-26116	2-26116 PNM

10.89
Amendment and Supplement No. 1 to Supplemental and Additional Indenture of Lease dated April 25, 1985 between the Navajo Tribe of Indians and Arizona Public Service Company, El Paso Electric Company, Public Service Company of New Mexico, Salt River Project Agricultural Improvement and Power District, Southern California Edison Company, and Tucson Electric Power Company (refiled)
		10.1.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1995	1-6986 PNM

10.90	Water Supply Agreement between the Jicarilla Apache Tribe and Public Service Company of New Mexico, dated July 20, 2000	10.5 to PNM’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2001	1-6986 PNM

10.91
Arizona Nuclear Power Project Participation Agreement among PNM and Arizona Public Service Company, Salt River Project Agricultural Improvement and Power District, Tucson Gas & Electric Company and El Paso Electric Company, dated August 23, 1973
		5-T to PNM’s Registration Statement No. 2-50338	2-50338 PNM

10.92	Amendments No. 1 through No. 6 to Arizona Nuclear Power Project Participation Agreement	10.8.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1991	1-6986 PNM

10.93	Amendment No. 7 effective April 1, 1982, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.2 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1991	1-6986 PNM

10.94	Amendment No. 8 effective September 12, 1983, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.58 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.95	Amendment No. 9 to Arizona Nuclear Power Project Participation Agreement dated as of June 12, 1984 (refiled)	10.8.4 to PNM’s Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1994	1-6986 PNM

10.96	Amendment No. 10 dated as of November 21, 1985 and Amendment No. 11 dated as of June 13, 1986 and effective January 10, 1987 to Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.5 to PNM’s Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1994	1-6986 PNM

10.97	Amendment No. 12 to Arizona Nuclear Power Project Participation Agreement dated June 14, 1988, and effective August 5, 1988	19.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990	1-6986 PNM

10.98	Amendment No. 13 to the Arizona Nuclear Power Project Participation Agreement dated April 4, 1990, and effective June 15, 1991	10.8.10 to PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990	1-6986 PNM

10.99	Amendment No. 14 to the Arizona Nuclear Power Project Participation Agreement effective June 20, 2000	10.8.9 to PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000	1-6986 PNM

10.100	Underground Coal Sales Agreement, dated August 31, 2001 among San Juan Coal Company, PNM and Tucson Electric Power Company
10.85 to PNM’s Quarterly Report on Form 10-Q for the quarter ending September 31, 2001  (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
1-6986 PNM

10.101	Amendment One to Underground Coal Sales Agreement dated December 15, 2003 among San Juan Coal Company, PNM and Tucson Electric Coal Company
10.9.1 to PNM’s Amended Report on Form 10-K for fiscal year ended December 31, 2003 (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
1-6986 PNM

10.102	Amendment Two to Underground Coal Sales Agreement effective September 15, 2004 among San Juan Coal Company, PNM and Tucson Electric Coal Company	10.9.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004	1-6986 PNM

10.103
Amendment Three to Underground Coal Sales Agreement executed April 29, 2005 among San Juan Coal Company, PNM and Tucson Electric Coal Company (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
		10.86.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	1-6986 PNM

10.104	Amendment Four to Underground Coal Sales Agreement effective March 7, 2007 among San Juan Coal Company, PNM and Tucson Electric Coal Company	10.89 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007	1-6986 PNM

10.105
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

10.106
San Juan Unit 4 Early Purchase and Participation Agreement dated as of September 26, 1983 between PNM and M-S-R Public Power Agency, and Modification No. 2 to the San Juan Project Agreements dated December 31, 1983 (refilled)
		10.11 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994	1-6986 PNM

10.107
Amendment No. 1 to the Early Purchase and Participation Agreement between Public Service Company of New Mexico and M-S-R Public Power Agency, executed as of December 16, 1987, for San Juan Unit 4 (refiled)
		10.11.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1997	1-6986 PNM

10.108	Amendment No. 3 to the San Juan Unit 4 Early Purchase and Participation Agreement between Public Service Company of New Mexico and M-S-R Public Power Agency, dated as of October 27, 1999	10.11.3 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1999	1-6986 PNM

10.109	Amended and Restated San Juan Unit 4 Purchase and Participation Agreement dated as of December 28, 1984 between PNM and the Incorporated County of Los Alamos (refiled)	10.12 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1994	1-6986 PNM

10.110
Amendment No. 1 to the Amended and Restated San Juan Unit 4 Purchase and Participation Agreement between Public Service Company of New Mexico and M-S-R Public Power Agency, dated as of October 27, 1999
		10.12.1 to PNM’s Annual Report Form 10-K for fiscal year ended December 31, 1999	1-6986 PNM

10.111
Amendment No. 2 to the San Juan Unit 4 Purchase Agreement and Participation Agreement between Public Service Company of New Mexico and The Incorporated County of Los Alamos, New Mexico, dated October 27, 1999
		10.13 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1999	1-6986 PNM

10.112	Participation Agreement among PNM, Tucson Electric Power Company and certain financial institutions relating to the San Juan Coal Trust dated as of December 31, 1981 (refiled)	10.14 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1992	1-6986 PNM

10.113	San Juan Unit 4 Purchase and Participation Agreement Public Service Company of New Mexico and the City of Anaheim, California dated April 26, 1991	19.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1991	1-6986 PNM

10.114	Amendment No. 1 to the San Juan Unit 4 Purchase and Participation Agreement between Public Service Company of New Mexico and The City of Anaheim, California, dated October 27, 1999	10.36.1 to Annual Report PNM’s on Form 10-K for fiscal year ended December 31, 1999	1-6986 PNM

10.115	Restated and Amended San Juan Unit 4 Purchase and Participation Agreement between Public Service Company of New Mexico and Utah Associated Municipal Power Systems	10.2.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993	1-6986 PNM

10.116
Amendment No. 1 to the Restated and Amended San Juan Unit 4 Purchase And Participation Agreement between Public Service Company of New Mexico And Utah Associated Municipal Power Systems, dated October 27, 1999
		10.38.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1999	1-6986 PNM

10.117
Participation Agreement dated as of June 30, 1983 among Security Trust Company, as Trustee, PNM, Tucson Electric Power Company and certain financial institutions relating to the San Juan Coal Trust (refiled)
		10.61 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.118
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
		10.119 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 30, 2006	1-6986 PNM

10.119	Interconnection Agreement dated November 23, 1982, between PNM and Southwestern Public Service Company (refiled)	10.16 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1992	1-6986 PNM

10.120*
Facility Lease dated as of December 16, 1985 between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico together with Amendments No. 1, 2 and 3 thereto (refiled)
		10.18 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1995	1-6986 PNM

10.121*	Amendment No. 4 dated as of March 8, 1995, to Facility Lease between Public Service Company of New Mexico and the First National Bank of Boston, dated as of December 16, 1985	10.18.5 to the PNM's Quarter Report on Form10-Q for the quarter ended March 31, 1995	1-6986 PNM

10.122
Facility Lease dated as of July 31, 1986, between the First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico together with Amendments No. 1, 2 and 3 thereto (refiled)
		10.19 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.123	Facility Lease dated as of August 12, 1986, between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico together with Amendments No. 1 and 2 thereto (refiled)	10.20 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.124
Amendment No. 2 dated as of April 10, 1987 to Facility Lease dated as of August 12, 1986, as amended, between The First National Bank of Boston, not in its individual capacity, but solely as Owner Trustee under a Trust Agreement, dated as of August 12, 1986, with MFS Leasing Corp., Lessor and Public Service Company of New Mexico, Lessee (refiled)
		10.20.2 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986 PNM

10.125	Amendment No. 3 dated as of March 8, 1995, to Facility Lease between Public Service Company of New Mexico and the First National Bank of Boston, dated as of August 12, 1986	10.20.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995	1-6986 PNM

10.126
Facility Lease dated as of December 15, 1986, between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico (Unit 1 Transaction) together with Amendment No. 1 thereto (refiled)
		10.21 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.127
Facility Lease dated as of December 15, 1986, between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico Unit 2 Transaction) together with Amendment No. 1 thereto (refiled)
		10.22 to PNM’s Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.128
Amendment No. 2 dated as of April 10, 1987 to the Facility Lease dated as of August 12, 1986 between The First National bank of Boston, as Owner Trustee, and PNM. (Unit 2 transaction.) (This is an amendment to a Facility Lease which is substantially similar to the Facility Lease filed as Exhibit 28.1 to the Company’s Current Report on Form 8-K dated August 18, 1986)
		10.53 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1987	1-6986 PNM

10.129	Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station dated March 15, 1996, between Public Service Company of New Mexico and Mellon Bank, N.A.	10.68 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996	1-6986 PNM

10.130	Amendment Number One to the Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station dated January 27, 1997, between Public Service Company of New Mexico and Mellon Bank, N.A.	10.68.1 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1997	1-6986 PNM

10.131	Amendment Number Two to the Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station between Public Service Company of New Mexico and Mellon Bank, N.A.	10.68.2 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 2003	1-6986 PNM

10.132
Refunding Agreement No. 8A, dated as of December 23, 1997, among PNM, the Owner Participant Named Therein, State Street Bank and Trust Company, as Owner Trustee, The Chase Manhattan Bank, as Indenture Trustee, and First PV Funding Corporation
		10.73 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

10.133	PVNGS Capital Trust—Variable Rate Trust Notes—PVNGS Note Agreement dated as of July 31, 1998	10.76 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998	1-6986 PNM

10.134	January 12, 1994 Stipulation	10.53 to PNM’s Annual Report on form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.135	New Mexico Public Service Commission Order dated July 30, 1987, and Exhibit I thereto, in NMPUC Case No. 2004, regarding the PVNGS decommissioning trust fund (refiled)	10.67 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1997	1-6986 PNM

10.136	Stipulation in the matter of the Commission’s investigation of the rates for electric service of Public Service Company of New Mexico, Rate Case No. 2761, dated May 21, 1999	10.78 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999	1-6986 PNM

10.137	Stipulation in the matter of the Commission’s investigation of the rates for electric service of Public Service Company of New Mexico, Rate Case No. 2761, dated May 27, 1999	10.78.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999	1-6986 PNM

10.138	Stipulation in the matter of PNM’s transition plan Utility Case No. 3137, dated October 10, 2002 as amended by Amendment to Stipulated Agreement dated October 18, 2002	10.86 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002	1-6986 PNM

10.139	Settlement Agreement between Public Service Company of New Mexico and Creditors of Meadows Resources, Inc. dated November 2, 1989 (refiled)	10.34 to PNM’s Quarterly Report on Form 10-Q for quarter ended June 30, 2000	1-6986 PNM

10.140	First Amendment dated April 24, 1992 to the Settlement Agreement dated November 2, 1989 among Public Service Company of New Mexico, the lender parties thereto and collateral agent (refiled)	10.34.1 to PNM’s Quarterly Report on Form 10-Q for quarter ended June 30, 2000	1-6986 PNM

10.141	Amendment dated April 11, 1991 among Public Service Company of New Mexico, certain banks and Chemical Bank and Citibank, N.A., as agents for the banks	19.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1991	1-6986 PNM

10.142	Agreement of PNM pursuant to Item 601(b)(4)(iii) of Regulation S-K (refiled)	10.62 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.143	Stipulation dated February 28, 2005 in NMPRC Case No. 04-00315-UT regarding the application of PNM Resources and TNMP for approval of the TNP acquisition	10.134 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005	1-32462 PNMR/ TNMP

10.144
Settlement Agreement dated February 3, 2005, between PNM Resources, Inc. and Texas-New Mexico Power Company, the cities of Dickenson, Lewisville, La Marque, Ft. Stockton and Friendswood, Texas, the Legal and Enforcement Division of the Public Utility Commission of Texas, the Office of Public Utility Counsel, the Texas Industrial Energy Consumers and the Alliance for Retail Markets
		10.1-10.1.7 to the Company’s Current Report on Form 8-K filed February 7, 2005	1-32462 PNMR/ TNMP

10.145	Consent Decree entered into by PNM on March 9, 2005 relating to the citizen suit under the Clean Air Act and the excess emissions report matter for SJGS	10.135 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005	1-6986 PNM

10.146	Stipulation in the matter of PNM’s application for approval of a certificate of public convenience and necessity for the Afton Generating Station, Case No. 05-00275-UT, dated November 30, 2005	10.132 to the Company’s Annual report on Form 10-K for the year ended December 31, 2005	1-6986 PNM

10.147	Contract dated April 29, 1987 between TNMP and El Paso Electric Company	10(f), Form 8 applicable to TNMP’s Annual Report on Form 10-K for the year ended December 31, 1986	2-97230 TNMP

10.148	Interconnection Agreement between TNMP and Plains Electric Generation and Transmission Cooperative, Inc. dated July 19, 1984	10(j), Form 8 applicable to TNMP’s Annual Report on Form 10-K for the year ended December 31, 1986	2-97230 TNMP

10.149	Interchange Agreement between TNMP and El Paso Electric Company dated April 29, 1987	10(l), Form 8 applicable to TNMP’s Annual Report on Form 10-K for the year ended December 31, 1986	2-97230 TNMP

10.150	Amendment No.1, dated November 21, 1994, to Interchange Agreement between TNMP and El Paso Electric Company	10(nn)1 to TNMP’s Annual Report on Form 10-K for the year ended December 31, 1994	2-97230 TNMP

10.151	DC Terminal Participation Agreement between TNMP and El Paso Electric Company dated December 8, 1981 as amended	10(m), Form 8 applicable to TNMP’s Annual Report on Form 10-K for the year ended December 31, 1986	2-97230 TNMP

10.152	Wholesale Requirements Power Sale and Services Agreement between PNM and TNMP dated June 29, 2001	10(i) to TNMP’s Form S-4/A filed November 4, 2003	333-108522 TNMP

10.153
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

10.154
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

10.155
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

10.156
Amendment No.3 to Power and Services Agreement dated March 7th, 2005, between First Choice Power Special Purpose and Constellation Energy Commodities Group (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
		10.2 to TNP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005	2-89800

21	Certain subsidiaries of PNM Resources	21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008	1-32462 PNMR

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

PNM RESOURCES, INC.
(Registrant)

Date: March 2, 2009	By	/s/ J. E. Sterba
J. E. Sterba
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ J. E. Sterba	Principal Executive Officer and	March 2, 2009
J. E. Sterba Chairman and Chief Executive Officer	Chairman of the Board
/s/ C. N. Eldred	Principal Financial Officer	March 2, 2009
C. N. Eldred Executive Vice President and Chief Financial Officer
/s/ T. G. Sategna	Principal Accounting Officer	March 2, 2009
T. G. Sategna Vice President and Corporate Controller
/s/ A. E. Archuleta	Director	March 2, 2009
A. E. Archuleta
/s/ J. A. Dobson	Director	March 2, 2009
J. A. Dobson
/s/ W. L. Hunt	Director	March 2, 2009
W. L. Hunt
/s/ R. R. Nordhaus	Director	March 2, 2009
R. R. Nordhaus
/s/ M. T. Pacheco	Director	March 2, 2009
M. T. Pacheco
/s/ R. M. Price	Director	March 2, 2009
R. M. Price
/s/ B. S. Reitz	Director	March 2, 2009
B. S. Reitz
/s/ D. K. Schwanz	Director	March 2, 2009
D. K. Schwanz
/s/ J. B. Woodard	Director	March 2, 2009
J. B. Woodard

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW MEXICO
(Registrant)

Date: March 2, 2009	By	/s/ P. K. Collawn
P. K. Collawn
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ P. K. Collawn	Principal Executive Officer and	March 2, 2009
P. K. Collawn President and Chief Executive Officer	Director
/s/ C. N. Eldred	Principal Financial Officer and	March 2, 2009
C. N. Eldred Executive Vice President and Chief Financial Officer	Director
/s/ T. G. Sategna	Principal Accounting Officer	March 2, 2009
T. G. Sategna Vice President and Corporate Controller
/s/ A. A. Cobb	Director	March 2, 2009
A. A. Cobb
/s/ E. J. Ferland	Director	March 2, 2009
E. J. Ferland
/s/ J. E. Sterba	Chairman of the Board	March 2, 2009
J. E. Sterba

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS-NEW MEXICO POWER COMPANY
(Registrant)

Date: March 2, 2009	By	/s/ P. K. Collawn
P. K. Collawn
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ P. K. Collawn	Principal Executive Officer and	March 2, 2009
P. K. Collawn President and Chief Executive Officer	Director
/s/ T. G. Sategna	Principal Financial Officer and	March 2, 2009
T. G. Sategna Vice President and Controller	Principal Accounting Officer
/s/ A. A. Cobb	Director	March 2, 2009
A. A. Cobb
/s/ J. E. Sterba	Chairman of the Board	March 2, 2009
J. E. Sterba