Form 10-Q
period 2009-05-06
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2009-05-06
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
577 N. Garden Ridge Blvd.
Lewisville, Texas 75067
(972) 420-4189

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

Indicate by check mark whether the registrants have submitted electronically and posted on its corporate Web sites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES___    NO___  (No Interactive Data Files required to be submitted)

Indicate by check mark whether PNMR is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

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

Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES          NO   ✓

As of April 30, 2009, 86,620,391 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM outstanding as of April 30, 2009 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP outstanding as of April 30, 2009 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
Afton	Afton Generating Station
AG	New Mexico Attorney General
ALJ	Administrative Law Judge
Altura	Optim Energy Twin Oaks, LP; formerly known as Altura Power L.P.
Altura Cogen	Optim Energy Altura Cogen, LLC; formerly known as Altura Cogen, LLC (the CoGen Lyondell Power Generation Facility)
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, which is the operator and a co-owner of PVNGS and Four Corners
APB	Accounting Principles Board
BART	Best Available Retrofit Technology
Board	Board of Directors of PNMR
Cal PX	California Power Exchange
Cascade	Cascade Investment, L.L.C.
Continental	Continental Energy Systems, L.L.C.
CRHC	Cap Rock Holding Corporation, a subsidiary of Continental
CTC	Competition Transition Charge
Decatherm	Million BTUs
Delta	Delta-Person Limited Partnership
DOE	Department of Energy
ECJV	ECJV Holdings, LLC
EIP	Eastern Interconnection Project
EITF	Emerging Issues Task Force
EnergyCo	EnergyCo, LLC, a limited liability company, owned 50% by each of PNMR and ECJV; now known as Optim Energy
EPA	United States Environmental Protection Agency
EPE	El Paso Electric Company
ERCOT	Electric Reliability Council of Texas
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation Number
FIP	Federal Implementation Plan
First Choice	First Choice Power, L. P. and Subsidiaries
Four Corners	Four Corners Power Plant
FPPAC	Fuel and Purchased Power Adjustment Clause
FSP	FASB Staff Position
GAAP	Generally Accepted Accounting Principles in the United States of America
GEaR	Gross Earnings at Risk
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
IBEW	International Brotherhood of Electrical Workers, Local 611
KWh	Kilowatt Hour
LBB	Lehman Brothers Bank, FSB, a subsidiary of LBH
LBH	Lehman Brothers Holdings Inc.
LCC	Lyondell Chemical Company
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act, and the Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
Ninth Circuit	United States Court of Appeals for the Ninth Circuit

NMED	New Mexico Environment Department
NMGC	New Mexico Gas Company, a subsidiary of Continental
NMPRC	New Mexico Public Regulation Commission
NOX	Nitrogen Oxides
NOI	Notice of Inquiry
NRC	United States Nuclear Regulatory Commission
O&M	Operations and Maintenance
OCI	Other Comprehensive Income
Optim Energy	Optim Energy, LLC, a limited liability company, owned 50% by each of PNMR and ECJV; formerly known as EnergyCo
PG&E	Pacific Gas and Electric Co.
PNM	Public Service Company of New Mexico and Subsidiaries
PNM Facility	PNM’s $400 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR Facility	PNMR’s $600 Million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PRP	Potential Responsible Party
PUCT	Public Utility Commission of Texas
PVNGS	Palo Verde Nuclear Generating Station
REC	Renewable Energy Certificates
REP	Retail Electricity Provider
RFP	Request for Proposal
RMC	Risk Management Committee
SEC	United States Securities and Exchange Commission
SFAS	FASB Statement of Financial Accounting Standards
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SO2	Sulfur Dioxide
SPS	Southwestern Public Service Company
SRP	Salt River Project
S&P	Standard and Poor’s Ratings Services
TECA	Texas Electric Choice Act
Term Loan Agreement	PNM’s $300 Million Unsecured Delayed Draw Term Loan Facility
TNMP Bridge Facility	TNMP’s $100 Million Bridge Term Loan Credit Agreement
TNMP Facility	TNMP’s $200 Million Unsecured Revolving Credit Facility
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNP	TNP Enterprises, Inc. and Subsidiaries
Twin Oaks	Assets of Twin Oaks Power, L.P. and Twin Oaks Power III, L.P.
Valencia	Valencia Energy Facility
VaR	Value at Risk

Accounting Pronouncements (as amended and interpreted):

FIN 46R	FIN 46R “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51”
FSP FAS 157-2	FSP FAS 157-2 “Effective Date of FASB Statement No. 157”
SFAS 5	SFAS No. 5 “Accounting for Contingencies”
SFAS 57	SFAS No. 57 “Related Party Disclosures”
SFAS 106	SFAS No. 106 “Employers' Accounting for Postretirement Benefits Other Than Pensions”
SFAS 112	SFAS No. 112 “Employers’ Accounting for Postemployment Benefits – an amendment of FASB Statements No. 5 and 43”
SFAS 128	SFAS No. 128 “Earnings per Share”
SFAS 133	SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”
SFAS 141	SFAS No. 141 “Business Combinations”
SFAS 144	SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”
SFAS 157	SFAS No. 157 “Fair Value Measurements”
SFAS 160	SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”
SFAS 161	SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share amounts)
Operating Revenues:
Electric	$385,803	$364,403
Other	62	100
Total operating revenues	385,865	364,503

Operating Expenses:
Cost of energy	181,248	234,380
Administrative and general	62,138	47,362
Energy production costs	48,557	51,204
Regulatory disallowances	-	30,248
Depreciation and amortization	36,071	34,037
Transmission and distribution costs	14,017	13,376
Taxes other than income taxes	13,931	12,867
Total operating expenses	355,962	423,474
Operating income (loss)	29,903	(58,971)

Other Income and Deductions:
Interest income	5,223	5,530
Gains (losses) on investments held by NDT	(4,382)	(3,705)
Other income	23,164	890
Equity in net earnings (loss) of Optim Energy	1,395	(25,083)
Other deductions	(2,360)	(3,882)
Net other income (deductions)	23,040	(26,250)

Interest Charges:
Interest on long-term debt	24,200	18,908
Other interest charges	4,749	8,927
Total interest charges	28,949	27,835

Earnings (Loss) before Income Taxes	23,994	(113,056)

Income Taxes (Benefit)	7,587	(42,053)

Earnings (Loss) from Continuing Operations	16,407	(71,003)

Earnings from Discontinued Operations, net of Income
Taxes of $43,842 and $13,655	81,675	22,499

Net Earnings (Loss)	98,082	(48,504)

Earnings Attributable to Valencia Non-controlling Interest	(2,579)	-

Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)

Net Earnings (Loss) Attributable to PNMR	$95,371	$(48,636)

Earnings (Loss) from Continuing Operations Attributable to PNMR per Common Share:
Basic	$0.15	$(0.93)
Diluted	$0.15	$(0.93)
Net Earnings (Loss) Attributable to PNMR per Common Share:
Basic	$1.04	$(0.63)
Diluted	$1.04	$(0.63)

Dividends Declared per Common Share	$0.125	$0.230

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$70,470	$140,619
Special deposits	3,480	3,480
Accounts receivable, net of allowance for uncollectible accounts of $18,659 and $21,466	102,949	119,174
Unbilled revenues	66,368	81,126
Other receivables	89,149	73,083
Materials, supplies, and fuel stock	47,450	49,397
Regulatory assets	1,537	1,541
Derivative instruments	72,259	51,250
Income taxes receivable	-	49,584
Current assets of discontinued operations	-	107,986
Other current assets	83,928	75,393

Total current assets	537,590	752,633

Other Property and Investments:
Investment in PVNGS lessor notes	154,172	168,729
Equity investment in Optim Energy	254,279	239,950
Investments held by NDT	107,992	111,671
Other investments	31,833	32,966
Non-utility property, net of accumulated depreciation of $2,938 and $2,582	8,768	9,135

Total other property and investments	557,044	562,451

Utility Plant:
Electric plant in service	4,387,225	4,329,169
Common plant in service and plant held for future use	156,907	147,576
	4,544,132	4,476,745
Less accumulated depreciation and amortization	1,569,235	1,545,950
	2,974,897	2,930,795
Construction work in progress	186,405	202,556
Nuclear fuel, net of accumulated amortization of $19,671 and $16,018	67,283	58,674

Net utility plant	3,228,585	3,192,025

Deferred Charges and Other Assets:
Regulatory assets	490,334	629,141
Goodwill	321,310	321,310
Other intangible assets, net of accumulated amortization of $4,822 and $4,672	27,017	27,167
Derivative instruments	29,500	25,620
Non-current assets of discontinued operations	-	561,915
Other deferred charges	86,182	75,720

Total deferred charges and other assets	954,343	1,640,873
	$5,277,562	$6,147,982

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$145,600	$744,667
Current installments of long-term debt	38,004	205,694
Accounts payable	102,952	174,068
Accrued interest and taxes	141,595	51,618
Regulatory liabilities	8,776	1,746
Derivative instruments	61,340	33,951
Current liabilities of discontinued operations	-	77,082
Other current liabilities	113,793	139,562

Total current liabilities	612,060	1,428,388

Long-term Debt	1,530,906	1,379,011

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	437,792	572,719
Accumulated deferred investment tax credits	22,437	23,834
Regulatory liabilities	327,911	327,175
Asset retirement obligations	66,732	63,492
Accrued pension liability and postretirement benefit cost	243,713	246,136
Derivative instruments	14,769	6,934
Non-current liabilities of discontinued operations	-	94,615
Other deferred credits	143,994	149,237

Total deferred credits and other liabilities	1,257,348	1,484,142

Total liabilities	3,400,314	4,291,541

Commitments and Contingencies (See Note 9)

Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value, 10,000,000 shares authorized:
issued and outstanding 115,293 shares)	11,529	11,529

Equity:
PNMR Convertible Preferred Stock, Series A without mandatory redemption requirements
(no stated value, 10,000,000 shares authorized: issued and outstanding 477,800 shares)	100,000	100,000
PNMR common stockholders’ equity:
Common stock outstanding (no par value, 120,000,000 shares authorized: issued
and outstanding 86,607,560 and 86,531,644 shares)	1,288,536	1,288,168
Accumulated other comprehensive income (loss), net of income taxes	(27,743)	30,948
Retained earnings	411,239	327,290
Total PNMR common stockholders’ equity	1,672,032	1,646,406
Non-controlling interest in Valencia	93,687	98,506
Total equity	1,865,719	1,844,912

	$5,277,562	$6,147,982

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$98,082	$(48,504)
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	42,305	39,855
Amortization of pre-payments on PVNGS firm-sales contracts	(6,330)	-
Bad debt expense	14,908	4,127
Deferred income tax expense (benefit)	(85,899)	(24,849)
Equity in net (earnings) loss of Optim Energy	(1,395)	25,083
Net unrealized losses on derivatives	6,955	18,015
Realized losses on investments held by NDT	4,382	3,705
Gain on sale of PNM Gas	(111,006)	-
Gain on reacquired debt	(7,467)	-
Stock based compensation expense	1,070	1,983
Regulatory disallowances	-	30,248
Other, net	333	(2,891)
Changes in certain assets and liabilities:
Customer accounts receivable and unbilled revenues	(3,211)	5,964
Materials, supplies, and fuel stock	2,098	525
Other current assets	(1,034)	9,156
Other assets	1,386	(360)
Accounts payable	(79,025)	(17,754)
Accrued interest and taxes	139,815	(12,873)
Other current liabilities	(26,815)	(9,168)
Other liabilities	(4,440)	2,562
Net cash flows from operating activities	(15,288)	24,824

Cash Flows From Investing Activities:
Utility plant additions	(75,442)	(77,793)
Proceeds from sales of investments held by NDT	44,391	36,635
Purchases of investments held by NDT	(44,724)	(36,760)
Proceeds from sale of PNM Gas	640,620	-
Return of principal on PVNGS lessor notes	11,458	10,645
Reduction in restricted special deposits	-	2,554
Other, net	(15,596)	(3,183)
Net cash flows from investing activities	560,707	(67,902)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(599,067)	71,100
Long-term borrowings	309,242	-
Repayment of long-term debt	(314,079)	-
Issuance of common stock	620	1,309
Proceeds from stock option exercise	-	86
Purchase of common stock to satisfy stock awards	(803)	(1,140)
Excess tax (shortfall) from stock-based payment arrangements	(519)	(380)
Dividends paid	(11,546)	(17,934)
Payments received on PVNGS firm-sales contracts	7,634	-
Other, net	(7,075)	(3)
Net cash flows from financing activities	(615,593)	53,038

Change in Cash and Cash Equivalents	(70,174)	9,960
Cash and Cash Equivalents at Beginning of Period	140,644	17,791
Cash and Cash Equivalents at End of Period	$70,470	$27,751

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$29,240	$41,321
Income taxes paid (refunded), net	$(1,777)	$(4,176)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PNMR COMMON STOCKHOLDERS’ EQUITY
(Unaudited)

			Accumulated		Total PNMR
	Common Stock		Other		Common
	Number of	Aggregate	Comprehensive	Retained	Stockholders’
	Shares	Value	Income (Loss)	Earnings	Equity
		(Dollars in thousands)

Balance at December 31, 2008	86,531,644	$1,288,168	$30,948	$327,290	$1,646,406
Purchase of common stock to satisfy stock awards	-	(803)	-	-	(803)
Tax shortfall from stock-based compensation arrangements	-	(519)	-	-	(519)
Stock based compensation expense	-	1,070	-	-	1,070
Sale of common stock	48,633	406	-	-	406
Common stock issued to ESPP	27,283	214	-	-	214
Net earnings attributable to PNMR	-	-	-	95,371	95,371
Total other comprehensive income (loss)	-	-	(58,691)	-	(58,691)
Dividends declared on common stock	-	-	-	(11,422)	(11,422)
Balance at March 31, 2009	86,607,560	$1,288,536	$(27,743)	$411,239	$1,672,032

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Net Earnings (Loss)	$98,082	$(48,504)

Other Comprehensive Income (Loss):

Unrealized Gain (Loss) on Investment Securities:
Unrealized holding gains (losses) arising during
the period, net of income tax (expense) benefit
of $(255) and $1,501	390	(2,291)
Reclassification adjustment for (gains) included in
net earnings (loss), net of income tax expense
of $195 and $902	(298)	(1,377)

Pension liability adjustment, net of income tax (expense) benefit
of $42,487 and $0	(64,830)	-

Fair Value Adjustment for Designated Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit
of $(10,794) and $6,789	15,137	(10,206)
Reclassification adjustment for (gains) losses included in
net earnings (loss), net of income tax expense (benefit)
of $6,101and $2,251	(9,090)	(3,352)

Total Other Comprehensive Income (Loss)	(58,691)	(17,226)

Comprehensive Income (Loss)	39,391	(65,730)

Comprehensive Income Attributable to Valencia Non-controlling Interest	(2,579)	-

Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)

Comprehensive Income (Loss) Attributable to PNMR	$36,680	$(65,862)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Electric Operating Revenues	$231,955	$252,664

Operating Expenses:
Cost of energy	101,533	135,693
Administrative and general	29,690	26,826
Energy production costs	50,944	53,583
Regulatory disallowances	-	30,248
Depreciation and amortization	22,428	20,970
Transmission and distribution costs	9,073	8,907
Taxes other than income taxes	7,801	7,019
Total operating expenses	221,469	283,246
Operating income (loss)	10,486	(30,582)

Other Income and Deductions:
Interest income	5,961	6,091
Gains (losses) on investments held by NDT	(4,382)	(3,705)
Other income	316	547
Other deductions	(866)	(2,314)
Net other income and deductions	1,029	619

Interest Charges:
Interest on long-term debt	17,185	10,530
Other interest charges	22	3,573
Total interest charges	17,207	14,103

Earnings (Loss) before Income Taxes	(5,692)	(44,066)

Income Taxes (Benefit)	(3,348)	(17,089)

Earnings (Loss) from Continuing Operations	(2,344)	(26,977)

Earnings from Discontinued Operations, net of Income
Taxes of $43,842 and $13,655	81,675	22,499

Net Earnings (Loss)	79,331	(4,478)

Earnings Attributable to Valencia Non-controlling Interest	(2,579)	-

Net Earnings (Loss) Attributable to PNM	76,752	(4,478)

Preferred Stock Dividends Requirements	132	132

Net Earnings (Loss) Available for PNM Common Stock	$76,620	$(4,610)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$63,690	$46,596
Special deposits	3,430	3,430
Accounts receivable, net of allowance for uncollectible accounts of $1,293 and $1,345	63,312	74,257
Unbilled revenues	31,232	37,350
Other receivables	86,419	72,096
Affiliate accounts receivable	304	-
Materials, supplies, and fuel stock	45,707	47,254
Regulatory assets	1,537	1,541
Derivative instruments	46,321	28,852
Current assets of discontinued operations	-	107,986
Other current assets	48,537	49,690

Total current assets	390,489	469,052

Other Property and Investments:
Investment in PVNGS lessor notes	184,273	200,711
Investments held by NDT	107,992	111,671
Other investments	9,675	9,951
Non-utility property	976	976

Total other property and investments	302,916	323,309

Utility Plant:
Electric plant in service	3,470,222	3,430,818
Common plant in service and plant held for future use	17,619	17,400
	3,487,841	3,448,218
Less accumulated depreciation and amortization	1,218,075	1,204,424
	2,269,766	2,243,794
Construction work in progress	161,606	156,997
Nuclear fuel, net of accumulated amortization of $19,671 and $16,018	67,283	58,674

Net utility plant	2,498,655	2,459,465

Deferred Charges and Other Assets:
Regulatory assets	357,822	494,481
Derivative instruments	18,786	17,744
Goodwill	51,632	51,632
Non-current assets of discontinued operations	-	561,915
Other deferred charges	56,262	51,137

Total deferred charges and other assets	484,502	1,176,909
	$3,676,562	$4,428,735

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$-	$340,000
Current installments of long-term debt	36,000	36,000
Accounts payable	66,289	90,502
Affiliate accounts payable	14,751	17,607
Accrued interest and taxes	186,870	50,125
Regulatory liabilities	8,776	1,746
Derivative instruments	21,352	7,884
Current liability of discontinued operations	-	77,082
Other current liabilities	70,169	93,131

Total current liabilities	404,207	714,077

Long-term Debt	1,019,720	1,019,717

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	277,083	414,995
Accumulated deferred investment tax credits	22,437	23,834
Regulatory liabilities	294,163	292,146
Asset retirement obligations	65,919	62,696
Accrued pension liability and postretirement benefit cost	227,728	229,683
Derivative instruments	2,380	569
Non-current liabilities of discontinued operations	-	94,615
Other deferred credits	118,879	124,929

Total deferred credits and liabilities	1,008,589	1,243,467

Total liabilities	2,432,516	2,977,261

Commitments and Contingencies (See Note 9)

Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value, 10,000,000 authorized:
issued and outstanding 115,293 shares)	11,529	11,529

Equity:
PNM common stockholder’s equity
Common stock outstanding (no par value, 40,000,000 shares authorized: issued
and outstanding 39,117,799 shares)	932,523	932,523
Accumulated other comprehensive income (loss), net of income tax	(41,483)	17,746
Retained earnings	247,790	391,170
Total PNM common stockholder’s equity	1,138,830	1,341,439
Non-controlling interest in Valencia	93,687	98,506
Total equity	1,232,517	1,439,945

	$3,676,562	$4,428,735

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$79,331	$(4,478)
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	25,934	25,077
Amortization of prepayments on PVNGS firm-sales contracts	(6,330)	-
Deferred income tax expense	(87,666)	(5,574)
Net unrealized (gains) losses on derivatives	5,887	(10,332)
Realized losses on investments held by NDT	4,382	3,705
Gain on sale of PNM Gas	(111,006)	-
Regulatory disallowances	-	30,248
Other, net	262	(1,543)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(2,171)	(4,850)
Materials, supplies, and fuel stock	1,698	414
Other current assets	9,496	25,757
Other assets	4,504	(565)
Accounts payable	(32,121)	(9,917)
Accrued interest and taxes	136,943	2,076
Other current liabilities	(28,197)	(3,567)
Other liabilities	(3,380)	799
Net cash flows from operating activities	(2,434)	47,250

Cash Flows From Investing Activities:
Utility plant additions	(65,715)	(68,566)
Proceeds from sales of NDT investments	44,391	36,635
Purchases of NDT investments	(44,724)	(36,760)
Proceeds from sale of PNM Gas	640,620	-
Return of principal on PVNGS lessor notes	13,339	12,304
Reduction in restricted special deposits	-	2,554
Other, net	(15,911)	423
Net cash flows from investing activities	572,000	(53,410)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(340,000)	24,004
Payments received on PVNGS firm-sales contracts	7,634	-
Dividends paid	(220,132)	(132)
Other, net	-	(308)
Net cash flows from financing activities	(552,498)	23,564

Change in Cash and Cash Equivalents	17,068	17,404
Cash and Cash Equivalents at Beginning of Period	46,622	4,331
Cash and Cash Equivalents at End of Period	$63,690	$21,735

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$14,462	$23,110
Income taxes paid (refunded), net	$-	$(1,855)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PNM COMMON STOCKHOLDER’S EQUITY
(Unaudited)

			Accumulated		Total PNM
	Common Stock		Other		Common
	Number of	Aggregate	Comprehensive	Retained	Stockholder’s
	Shares	Value	Income (Loss)	Earnings	Equity
		(Dollars in thousands)

Balance at December 31, 2008	39,117,799	$932,523	$17,746	$391,170	$1,341,439
Net earnings attributable to PNM	-	-	-	76,752	76,752
Total other comprehensive income (loss)	-	-	(59,229)	-	(59,229)
Dividends on preferred stock	-	-	-	(132)	(132)
Dividends on common stock	-	-	-	(220,000)	(220,000)
Balance at March 31, 2009	39,117,799	$932,523	$(41,483)	$247,790	$1,138,830

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Net Earnings (Loss)	$79,331	$(4,478)

Other Comprehensive Income (Loss):

Unrealized Gain (Loss) on Investment Securities:
Unrealized holding gains (losses) arising during
the period, net of income tax (expense) benefit
of $(255) and $1,501	390	(2,291)
Reclassification adjustment for (gains) included in
net earnings, net of income tax expense
of $195 and $902	(298)	(1,377)

Pension liability adjustment, net of income tax benefit
of $42,487 and $0	(64,830)	-

Fair Value Adjustment for Designated Cash Flow Hedges:
Change in fair market value, net of income tax (expense)
benefit of $(7,459) and $700	11,381	(1,067)
Reclassification adjustment for (gains) losses included in
net earnings, net of income tax expense (benefit)
of $3,849 and $599	(5,872)	(914)

Total Other Comprehensive Income (Loss)	(59,229)	(5,649)

Comprehensive Income (Loss)	20,102	(10,127)

Comprehensive Income Attributable to Valencia Non-controlling Interest	(2,579)	-

Comprehensive Income (Loss) Attributable to PNM	$17,523	$(10,127)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Electric Operating Revenues	$41,225	$42,228

Operating Expenses:
Cost of energy	8,595	7,812
Administrative and general	8,329	6,570
Depreciation and amortization	8,598	8,359
Transmission and distribution costs	4,941	4,464
Taxes, other than income taxes	4,677	4,440
Total operating expenses	35,140	31,645
Operating income	6,085	10,583

Other Income and Deductions:
Interest income	-	2
Other income	417	414
Other deductions	(25)	(19)
Net other income and deductions	392	397

Interest Charges:
Interest on long-term debt	1,012	4,408
Other interest charges	3,083	581
Net interest charges	4,095	4,989

Earnings Before Income Taxes	2,382	5,991

Income Taxes	961	2,261

Net Earnings	$1,421	$3,730

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$59	$124
Special deposits	50	50
Accounts receivable	11,219	11,457
Unbilled revenues	4,594	6,421
Other receivables	1,872	480
Affiliate accounts receivable	5,004	7,110
Materials and supplies	1,718	1,625
Income taxes receivable	-	9
Other current assets	409	958

Total current assets	24,925	28,234

Other Property and Investments:
Other investments	556	550
Non-utility property	2,111	2,111

Total other property and investments	2,667	2,661

Utility Plant:
Electric plant in service	834,240	815,588
Common plant in service and plant held for future use	488	488
	834,728	816,076
Less accumulated depreciation and amortization	296,294	291,228
	538,434	524,848
Construction work in progress	17,700	30,948

Net utility plant	556,134	555,796

Deferred Charges and Other Assets:
Regulatory assets	132,512	134,660
Goodwill	226,665	226,665
Other deferred charges	29,095	23,982

Total deferred charges and other assets	388,272	385,307

	$971,998	$971,998

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$-	$150,000
Short-term debt – affiliate	38,800	14,100
Current installments of long-term debt	-	167,690
Accounts payable	3,850	11,846
Affiliate accounts payable	1,943	1,238
Accrued interest and taxes	26,878	35,118
Other current liabilities	2,508	3,111

Total current liabilities	73,979	383,103

Long-term Debt	309,242	-

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	110,105	111,193
Regulatory liabilities	33,748	35,028
Asset retirement obligations	726	711
Accrued pension liability and postretirement benefit cost	15,985	16,453
Derivative instruments	840	-
Other deferred credits	2,803	1,820

Total deferred credits and other liabilities	164,207	165,205

Total liabilities	547,428	548,308

Commitments and Contingencies (See Note 9)

Common Stockholder’s Equity:
Common stock outstanding ($10 par value, 12,000,000 shares authorized:
issued and outstanding 6,358 shares)	64	64
Paid-in-capital	427,320	427,320
Accumulated other comprehensive income (loss), net of income tax	(683)	(142)
Retained earnings (deficit)	(2,131)	(3,552)

Total common stockholder’s equity	424,570	423,690

	$971,998	$971,998

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$1,421	$3,730
Adjustments to reconcile net earnings to
net cash flows from operating activities:
Depreciation and amortization	10,317	9,321
Deferred income tax expense (benefit)	(789)	(1,484)
Other, net	13	(681)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	2,065	(596)
Materials and supplies	(93)	(5)
Other current assets	(144)	545
Other assets	(11)	37
Accounts payable	(7,996)	(1,560)
Accrued interest and taxes	(8,230)	(2,995)
Other current liabilities	2,209	4,991
Other liabilities	(796)	220
Net cash flows from operating activities	(2,034)	11,523

Cash Flows From Investing Activities-
Utility plant additions	(8,052)	(8,669)
Net cash flows from investing activities	(8,052)	(8,669)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash Flow From Financing Activities:
Short-term borrowings (repayments), net	(150,000)	-
Short-term borrowings – affiliate	24,700	(2,904)
Long-term debt issuance	309,242	-
Repayment of long-term debt	(167,690)	-
Other, net	(6,231)	(50)
Net cash flows from financing activities	10,021	(2,954)

Change in Cash and Cash Equivalents	(65)	(100)
Cash and Cash Equivalents at Beginning of Period	124	187
Cash and Cash Equivalents at End of Period	$59	$87

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$8,650	$5,269
Income taxes paid (refunded), net	$(935)	$(858)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

				Accumulated		Total
	Common Stock			Other	Retained	Common
	Number of	Aggregate	Paid-in	Comprehensive	Earnings	Stockholder’s
	Shares	Value	Capital	Income (Loss)	(Deficit)	Equity
			(Dollars in thousands)

Balance at December 31, 2008	6,358	$64	$427,320	$(142)	$(3,552)	$423,690
Net earnings	-	-	-	-	1,421	1,421
Total other comprehensive income (loss)	-	-	-	(541)	-	(541)
Balance at March 31, 2009	6,358	$64	$427,320	$(683)	$(2,131)	$424,570

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Net Earnings	$1,421	$3,730

Other Comprehensive Income (Loss):

Fair Value Adjustment for Designated Cash Flow Hedges:
Change in fair market value, net of income tax (expense)
benefit of $300 and $0	(541)	-

Total Other Comprehensive Income (Loss)	(541)	-

Comprehensive Income	$880	$3,730

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at March 31, 2009 and December 31, 2008, and the consolidated results of operations, comprehensive income, and cash flows for the three months ended March 31, 2009 and 2008.  The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could ultimately differ from those estimated.  The results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

These Condensed Consolidated Financial Statements are unaudited, and certain information and note disclosures normally included in the annual Consolidated Financial Statements have been condensed or omitted, as permitted under the applicable rules and regulations.  Readers of these financial statements should refer to PNMR’s, PNM’s and TNMP’s audited Consolidated Financial Statements and Notes thereto that are included in their respective 2008 Annual Reports on Form 10-K.

Principles of Consolidation

The Condensed Consolidated Financial Statements of each of PNMR, PNM, and TNMP include their accounts and those of subsidiaries in which that entity owns a majority voting interest.  PNMR’s primary subsidiaries are PNM, TNMP, and First Choice.  PNM consolidates the PVNGS Capital Trust and Valencia.  PNMR shared services’ administrative and general expenses, which represent costs that are primarily driven by corporate level activities, are allocated to the business segments.  Other significant intercompany transactions between PNMR, PNM, and TNMP include energy purchases and sales, transmission and distribution services, lease payments, dividends paid on common stock, and interest paid by PVNGS Capital Trust to PNM.  All intercompany transactions and balances have been eliminated.  See Note 12.

Presentation

The Notes to Condensed Consolidated Financial Statements include disclosures for PNMR, PNM, and TNMP.  For discussion purposes, this report will use the term “Company” when discussing matters of common applicability to PNMR, PNM and TNMP.  Discussions regarding only PNMR, PNM or TNMP will be indicated as such.  Certain amounts in the 2008 Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2009 financial statement presentation.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)	Disposition

PNM Gas Sale

On January 12, 2008, PNM reached a definitive agreement to sell its natural gas operations, which comprised the PNM Gas segment, to NMGC, a subsidiary of Continental, for $620 million in cash, subject to adjustment based on the actual level of working capital at closing. In a separate transaction conditioned upon the sale of the natural gas operations, PNMR proposed to acquire CRHC, Continental's regulated Texas electric transmission and distribution business, for $202.5 million in cash. On July 22, 2008, PNMR and Continental agreed to terminate the agreement for the acquisition of CRHC.  Under the termination agreement, Continental agreed to pay PNMR $15.0 million upon the closing of the PNM Gas transaction.  PNM completed the sale of PNM Gas on January 30, 2009 and recognized a gain of $72.9 million, after income taxes of $38.1 million in 2009, which is included in discontinued operations on the Condensed Consolidated Statements of Earnings (Loss).  PNMR recognized an additional pre-tax gain of $15.0 million due to the CRHC termination payment, which is included in other income on the Condensed Consolidated Statements of Earnings (Loss).  In connection with the sale, PNM retained obligations under the frozen PNM pension and executive retirement plans for employees transferred to NMGC.  PNM had a regulatory asset related to these plans, which was removed from regulatory assets and transferred to AOCI. The after-tax charge to AOCI was $64.8 million.

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

PNM Electric

PNM Electric includes the retail electric utility operations of PNM that are subject to traditional rate regulation by the NMPRC.  PNM Electric provides integrated electricity services that include the generation, transmission and distribution of electricity for retail electric customers in New Mexico as well as the sale of transmission to third parties.  PNM Electric also includes the generation and sale of electricity into the wholesale market.  This includes optimization of PNM’s jurisdictional assets as well as the capacity of its generating plants excluded from retail rates.  See Note 10.  Although the FERC has jurisdiction over the wholesale rates, they are not subject to traditional regulation.

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

Optim Energy

Optim Energy is treated as a separate segment for PNMR.  PNMR’s investment in Optim Energy is held in the Corporate and Other segment and is accounted for using the equity method of accounting. Optim Energy’s revenues and expenses are not included in PNMR’s consolidated revenues and expenses or the following tables.  See Note 11.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR SEGMENT INFORMATION

	PNM	TNMP	First	Corporate
Three Months Ended March 31, 2009	Electric	Electric	Choice	and Other	Consolidated
			(In thousands)
Operating revenues	$231,944	$31,922	$122,174	$(175)	$385,865
Intersegment revenues	11	9,303	-	(9,314)	-
Total revenues	231,955	41,225	122,174	(9,489)	385,865
Cost of energy	101,533	8,595	80,423	(9,303)	181,248
Gross margin	130,422	32,630	41,751	(186)	204,617
Other operating expenses	97,508	17,947	29,332	(6,144)	138,643
Depreciation and amortization	22,428	8,598	518	4,527	36,071
Operating income	10,486	6,085	11,901	1,431	29,903

Interest income	5,961	-	35	(773)	5,223
Equity in net earnings of Optim Energy	-	-	-	1,395	1,395
Other income (deductions)	(4,932)	392	-	20,962	16,422
Net interest charges	(17,207)	(4,095)	(999)	(6,648)	(28,949)

Segment earnings (loss) before income taxes	(5,692)	2,382	10,937	16,367	23,994

Income taxes (benefit)	(3,348)	961	3,899	6,075	7,587

Segment earnings (loss) from continuing operations	(2,344)	1,421	7,038	10,292	16,407

Earnings attributable to Valencia non-controlling interest	(2,579)	-	-	-	(2,579)
Preferred stock dividend requirements of subsidiary	(132)	-	-	-	(132)

Segment earnings (loss) from continuing operations attributable to PNMR	$(5,055)	$1,421	$7,038	$10,292	$13,696

At March 31, 2009:
Total Assets	$3,676,562	$971,998	$245,885	$383,117	$5,277,562
Goodwill	$51,632	$226,665	$43,013	$-	$321,310

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	First	Corporate
Three Months Ended March 31, 2008	Electric	Electric	Choice	and Other	Consolidated
			(In thousands)
Operating revenues	$252,639	$27,818	$84,169	$(123)	$364,503
Intersegment revenues	25	14,410	-	(14,435)	-
Total revenues	252,664	42,228	84,169	(14,558)	364,503
Cost of energy	135,693	7,812	105,268	(14,393)	234,380
Gross margin	116,971	34,416	(21,099)	(165)	130,123
Other operating expenses	126,583	15,474	15,455	(2,455)	155,057
Depreciation and amortization	20,970	8,359	470	4,238	34,037
Operating income (loss)	(30,582)	10,583	(37,024)	(1,948)	(58,971)

Interest income	6,091	2	476	(1,039)	5,530
Equity in net earnings (loss) of Optim Energy	-	-	-	(25,083)	(25,083)
Other income (deductions)	(5,472)	395	(65)	(1,555)	(6,697)
Net interest charges	(14,103)	(4,989)	(294)	(8,449)	(27,835)

Segment earnings (loss) before income taxes	(44,066)	5,991	(36,907)	(38,074)	(113,056)

Income taxes (benefit)	(17,089)	2,261	(12,843)	(14,382)	(42,053)

Segment earnings (loss) from continuing operations	(26,977)	3,730	(24,064)	(23,692)	(71,003)

Preferred stock dividend requirements of subsidiary	(132)	-	-	-	(132)

Segment earnings (loss) from continuing operations attributable to PNMR	$(27,109)	$3,730	$(24,064)	$(23,692)	$(71,135)

At March 31, 2008:
Total Assets*	$3,505,550	$972,514	$485,426	$349,961	$5,313,451
Goodwill	$102,775	$261,121	$131,768	$-	$495,664

*  Excludes total assets of PNM Gas discontinued operations of $650,150.

(4)	Energy Related Derivative Contracts and Fair Value Disclosures

Energy Related Derivative Contracts

Overview

The Company is exposed to certain risks relating to its ongoing business operations.  The primary objective for the use of derivative instruments, including energy contracts, options, and futures, is to manage price risk associated with forecasted purchases of energy or fuel used to generate electricity, or to manage anticipated generation capacity in excess of forecasted demand from existing customers.  Substantially all of the Company’s energy related derivative contracts are entered into to manage commodity risk and the Company does not currently engage in speculative trading.  The Company ceased speculative trading in the second quarter of 2008.  Effective January 1, 2009, the Company adopted SFAS 161, which enhanced disclosures for derivative instruments and hedging activities.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commodity Risk

Marketing and procurement of energy often involve market risks associated with managing energy commodities and establishing open positions in the energy markets, primarily on a short-term basis.  The Company routinely enters into various derivative instruments such as forward contracts, option agreements and price basis swap agreements to economically hedge price and volume risk on power commitments and fuel requirements and to minimize the risk of market fluctuations in wholesale portfolios. The Company monitors the market risk of its commodity contracts using VaR and GEaR calculations to maintain total exposure within management-prescribed limits.

PNM’s unregulated operations are managed primarily through a net asset-backed marketing strategy, whereby PNM’s aggregate net open forward contract position is covered by its forecasted excess generation capabilities or market purchases.  PNM would be exposed to market risk if its generation capabilities were to be disrupted or if its retail load requirements were to be greater than anticipated.  If all or a portion of the net open contract position were required to be covered as a result of the aforementioned unexpected situations, commitments would have to be met through market purchases.

First Choice is responsible for energy supply related to the sale of electricity to retail customers in Texas.  TECA contains no provisions for the specific recovery of fuel and purchased power costs.  The rates charged to First Choice customers are negotiated with each customer.  As a result, changes in purchased power costs can affect First Choice’s operating results with respect to margins and changes in retail customer load requirements.  First Choice is exposed to market risk to the extent that it has not hedged fixed price load commitments or to the degree that market price movements affect customer retention, customer additions or customer attrition.  Additionally, volumetric fluctuations in First Choice retail load requirements due to weather or other conditions may subject First Choice to market risk.  First Choice’s strategy is to minimize its exposure to fluctuations in market energy prices by matching sales contracts with supply instruments designed to preserve targeted margins.

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

For derivative transactions meeting the definition of a cash flow or fair value hedge, the Company documents the relationships between the hedging instruments and the items being hedged.  This documentation includes the strategy that supports executing the specific transaction and the methods utilized to assess the effectiveness of the hedges.  Changes in the fair value of contracts qualifying for cash flow hedge accounting are included in AOCI to the extent effective.  Ineffectiveness gains and losses were immaterial for the three months ended March 31, 2009 and 2008.  The amounts shown as current assets and current liabilities relate to contracts that will be settled in the next twelve months.  Gains or losses related to cash flow hedge instruments are reclassified from AOCI when the hedged transaction settles and impacts earnings.  Based on market prices at March 31, 2009, after-tax gains of $11.3 million for PNMR and $19.4 million for PNM would be reclassified from AOCI into earnings during the next twelve months. However, the actual amount reclassified into earnings will vary due to future changes in market prices.  As of March 31, 2009, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is through December 2011.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The contracts recorded at fair value that do not qualify or are not designated for hedge accounting are classified as economic hedges or trading transactions.  Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements.  Changes in the fair value of economic hedges are reflected in results of operations, with changes related to sales contracts included in operating revenues and changes related to purchase contracts included in cost of energy.  Trading transactions include speculative transactions, which the Company ceased in 2008.  Also included in this category are transactions that lock in margin with no forward market risk and are not economic hedges; changes in the fair value of these transactions are reflected on a net basis in operating revenues.

Note 8 of Notes to Consolidated Financial Statements in the 2008 Annual Reports on Form 10-K contains information regarding energy related derivative contracts.  See Note 7 for additional information regarding an interest rate swap.

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

At March 31, 2009, amounts recognized for the right to reclaim cash collateral are $7.5 million for PNMR and $2.6 million for PNM.  PNMR and PNM had obligations to return cash collateral of $0.3 million.

The following tables do not include activity related to PNM Gas.  See Note 14.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commodity Derivatives

PNMR’s commodity derivative instruments are summarized as follows:

	Economic Hedges		Trading Transactions		Qualified Cash Flow Hedges
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Type of Derivative		(In thousands)
Current Assets
Energy contracts	$5,519	$1,558	$14,396	$7,810	$32,114	$25,528
Swaps and futures	11,464	3,724	8,563	11,659	17	367
Options	52	417	-	-	134	187
Total	17,035	5,699	22,959	19,469	32,265	26,082

Deferred Charges
Energy contracts	414	2,060	5,494	5,490	18,264	15,683
Swaps and futures	128	-	4,997	2,104	203	283
Options	-	-	-	-	-	-
Total	542	2,060	10,491	7,594	18,467	15,966

Total Assets	17,577	7,759	33,450	27,063	50,732	42,048

Current Liabilities
Energy contracts	(5,321)	(2,963)	(10,951)	(6,415)	-	-
Swaps and futures	(20,717)	(8,565)	(11,968)	(11,727)	(7,681)	(2,134)
Options	(517)	(1,102)	-	-	(4,185)	(1,045)
Total	(26,555)	(12,630)	(22,919)	(18,142)	(11,866)	(3,179)

Long-term Liabilities
Energy contracts	-	-	(5,957)	(3,852)	-	-
Swaps and futures	(2,309)	(551)	(3,588)	(2,513)	(2,075)	(18)
Options	-	-	-	-	-	-
Total	(2,309)	(551)	(9,545)	(6,365)	(2,075)	(18)

Total Liabilities	(28,864)	(13,181)	(32,464)	(24,507)	(13,941)	(3,197)

Net Total Assets and Total Liabilities	$(11,287)	$(5,422)	$986	$2,556	$36,791	$38,851

In 2007, First Choice entered into a series of forward trades that arbitraged basis differentials among certain ERCOT delivery zones.  During the three months ended March 31, 2008, these trades were negatively affected by extreme transmission congestion within the ERCOT market. This congestion resulted in historically high basis differences between the various delivery zones. As a result, in the first quarter of 2008, First Choice recorded a total pre-tax loss of $47.1 million in the trading margins from these speculative trades that is reflected in electric revenues. Because of continued market volatility and the concern that the forward basis market would continue to deteriorate, First Choice decided to end any further speculative trading and flattened remaining speculative positions.  At March 31, 2009 and December 31, 2008, the trading transactions column of the above table includes $22.1 million and $19.1 million of current assets, $10.5 million and $7.6 million of deferred charges, $22.3 million and $18.1 million of current liabilities, and $9.5 million and $6.4 million of long-term liabilities related to the flattened speculative positions of First Choice.  No significant additional costs are expected related to speculative trading.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM’s commodity derivative instruments are summarized as follows:
	Economic Hedges		Trading Transactions		Qualified Cash Flow Hedges
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Type of Derivative		(In thousands)
Current Assets
Energy contracts	$2,000	$388	$869	$342	$32,114	$25,529
Swaps and futures	11,338	2,588	-	5	-	-
Total	13,338	2,976	869	347	32,114	25,529

Deferred Charges
Energy contracts	414	2,060	-	-	18,264	15,684
Swaps and futures	108	-	-	-	-	-
Total	522	2,060	-	-	18,264	15,684

Total Assets	13,860	5,036	869	347	50,378	41,213

Current Liabilities
Energy contracts	(1,438)	(1,567)	(614)	(80)	-	-
Swaps and futures	(19,296)	(6,218)	-	(6)	(4)	(13)
Total	(20,734)	(7,785)	(614)	(86)	(4)	(13)

Long-term Liabilities
Energy contracts	-	-	-	-	-	-
Swaps and futures	(2,307)	(551)	-	-	(73)	(18)
Total	(2,307)	(551)	-	-	(73)	(18)

Total Liabilities	(23,041)	(8,336)	(614)	(86)	(77)	(31)

Net Total Assets and Total Liabilities	$(9,181)	$(3,300)	$255	$261	$50,301	$41,182

The following table presents the effect of PNMR’s and PNM’s commodity derivative instruments, excluding qualified cash flow hedging instruments, on earnings for the three months ended March 31, 2009:

	Gain (Loss) Recognized in Earnings
	Location	Economic Hedges	Trading Transactions
		(In thousands)

PNMR	Electric operating revenues	$3,804	$(5)
	Cost of energy	(14,065)	-
	Total gain (loss)	$(10,261)	$(5)

PNM	Electric operating revenues	$3,804	$61
	Cost of energy	(11,783)	-
	Total gain (loss)	$(7,979)	$61

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the impact, excluding tax effects, of PNMR’s and PNM’s qualified commodity cash flow hedge instruments on OCI, as well as the location and amount of income reclassified from AOCI as the hedged transactions settled and impacted earnings for the three months ended March 31, 2009:

	Gain (Loss)
	Recognized	Reclassified from AOCI into Earnings
	In OCI	Location	Amount
	(In thousands)		(In thousands)

PNMR	$(1,232)	Electric operating revenues	$9,676
		Cost of energy	(2,161)
		Total	$7,515

PNM	$9,119	Electric operating revenues	$9,676
		Cost of energy	46
		Total	$9,722

Commodity contract volume positions are presented by Decatherms for gas related contracts and by MWh for power related contracts.  The table below presents the PNMR’s and PNM’s net volume positions at March 31, 2009:
	Decatherms			MWh
	Economic Hedges	Trading Transactions	Qualified Cash Flow Hedges	Economic Hedges	Trading Transactions	Qualified Cash Flow Hedges

Type of Derivative
PNMR
Energy contracts	750,000	-	-	34,825	5	(1,382,490)
Swaps and futures	9,337,250	(511,941)	10,382,750	329,575	-	165,025
Options	-	-	-	-	-	-

PNM
Energy contracts	750,000	-	-	13,225	5	(1,382,490)
Swaps and futures	8,770,000	-	-	311,975	-	-

In connection with managing its commodity risks, the Company enters into master agreements with certain counterparties.  If the Company is in a net liability position under an agreement: some agreements provide that the counterparties can request collateral from the Company if the Company’s credit rating is downgraded; other agreements provide that the counterparty may request collateral to provide it with “adequate assurance” that the Company will perform; and others have no provision for collateral.

The table below presents information about the Company’s contingent requirements to provide collateral under commodity contracts having an objectively determinable collateral provision that are in net liability positions as of March 31, 2009 and are not fully collateralized with cash.  Contractual liability represents commodity derivative contracts recorded at fair value on the balance sheet, determined on an individual contract basis without offsetting amounts for individual contracts that are in an asset position and could be offset under master netting agreements with the same counterparty.  The table only reflects cash collateral that has been posted under the existing contracts and does not reflect letters of credit under the Company’s revolving credit facilities that have been issued as collateral.  Net exposure is the net contractual liability for all contracts, including those designated as normal purchases and sales, offset by existing cash collateral and by any offsets available under master netting agreements, including both asset and liability positions, as well as accounts receivable and accounts payable.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contingent Feature	Contractual Liability	Existing Cash Collateral	Net Exposure
	(In thousands)
PNMR
Credit rating downgrade	$(41,081)	$2,200	$(38,873)

PNM
Credit rating downgrade	$(8,720)	$2,200	$(2,131)

Fair Value Disclosures

The Company determines the fair market values of its derivative and other instruments based on the fair value hierarchy established in SFAS 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs for the asset or liability.  The fair values determinations at March 31, 2009 and December 31, 2008 are as follows:

Assets and Liabilities Fair Value Measurements

	Total(1)	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2009		(In thousands)
PNMR
Assets
Commodity derivatives	$101,759	$4,088	$97,329	$139
NDT	107,992	65,154	42,838	-
Total Assets	209,751	69,242	140,167	139

Liabilities
Commodity derivatives	(75,269)	(18,651)	(54,065)	(2,350)
Interest rate swap	(840)	-	(840)	-
Total Liabilities	(76,109)	(18,651)	(54,905)	(2,350)

Net Total Assets and Total Liabilities	$133,642	$50,591	$85,262	$(2,211)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM
Assets
Commodity derivatives	$65,107	$568	$64,400	$139
NDT	107,992	65,154	42,838	-
Total Assets	173,099	65,722	107,238	139

Liabilities
Commodity derivatives	(23,732)	(3,297)	(18,431)	(2,004)

Net Total Assets and Total Liabilities	$149,367	$62,425	$88,807	$(1,865)

December 31, 2008
PNMR
Assets
Commodity derivatives	$76,870	$9,390	$66,953	$13
NDT	111,671	69,150	42,521	-
Rabbi Trust	811	811	-	-
Total Assets	189,352	79,351	109,474	13

Liabilities
Commodity derivatives	(40,885)	(12,052)	(27,897)	(422)
Net Total Assets and Total Liabilities	$148,467	$67,299	$81,577	$(409)

PNM
Assets
Commodity derivatives	$46,596	$-	$45,519	$13
NDT	111,671	69,150	42,521	-
Rabbi Trust	811	811	-	-
Total Assets	159,078	69,961	88,040	13

Liabilities
Commodity derivatives	(8,453)	(510)	(6,457)	(422)
Net Total Assets and Total Liabilities	$150,625	$69,451	$81,583	$(409)

     (1)   The Level 1, 2 and 3 columns in the above table are presented based on the nature of each instrument.  The total column is presented based on the balance sheet classification of the instruments and reflect unit of account reclassifications between commodity derivative assets and commodity derivative liabilities of $0.2 million for PNMR and zero for PNM at March 31, 2009 and $0.5 million for PNMR and $1.1 million for PNM at December 31, 2008.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of the changes in Level 3 fair value measurements is as follows:

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)

	Three Months Ended March 31,
	2009		2008
	PNMR	PNM	PNMR	PNM
Level 3 Fair Value Assets and Liabilities
Balance at beginning of period			$2,061	$2,679
Adoption of FAS 157			16,407	16,407
Balance at beginning of period	$(409)	$(409)	18,468	19,086
Total gains (losses) included in earnings	(2,088)	(2,088)	15,391	14,970
Total gains (losses) included in other comprehensive income	(413)	-	-	-
Purchases, issuances, and settlements(1)	699	632	(913)	(708)
Balance at end of period	$(2,211)	$(1,865)	$32,946	$33,348
Total gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the end of the period	$(1,522)	$(1,522)	$29,228	$28,970

(1)
Includes fair value reversal of contracts settled, unearned and prepaid option premiums received and paid during the period for contracts still held at end of period and the 2008 sale of PNM Electric wholesale contracts.

Gains and losses (realized and unrealized) for Level 3 fair value measurements included in earnings for the three months ended March 31, 2009 and 2008 are reported in operating revenues and cost of energy as follows:

	Three Months Ended March 31,
	2009		2008
PNMR	Operating Revenues	Cost of Energy	Operating Revenues	Cost of Energy
Total gains (losses) included in earnings	$159	$(2,247)	$(741)	$16,132
Change in unrealized gains or (losses) relating to assets still held at reporting date	$123	$(1,645)	$2,005	$27,223

PNM
Total gains (losses) included in earnings	$159	$(2,247)	$(1,029)	$15,999
Change in unrealized gains or (losses) relating to assets still held at reporting date	$123	$(1,645)	$1,662	$27,308

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)	Earnings Per Share

In accordance with SFAS 128, dual presentation of basic and diluted earnings (loss) per share has been presented in the Condensed Consolidated Statements of Earnings (Loss) of PNMR.  Information regarding the computation of earnings (loss) per share is as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share amounts)
Earnings (Loss) Attributable to PNMR:
Earnings (loss) from continuing operations	$16,407	$(71,003)
Earnings from continuing operations attributable to Valencia Non-controlling Interest	(2,579)	-
Preferred stock dividend requirements of subsidiary	(132)	(132)
Earnings from continuing operations attributable to PNMR	13,696	(71,135)
Earnings from discontinued operations	81,675	22,499
Net Earnings (Loss) Attributable to PNMR	$95,371	$(48,636)

Average Number of Common Shares:
Outstanding during period	86,554	76,850
Equivalents from convertible preferred stock	4,778	-
Average Shares - Basic	91,332	76,850
Dilutive Effect of Common Stock Equivalents (a) -
Stock options and restricted stock	108	-
Average Shares - Diluted	91,440	76,850

Per Share of Common Stock – Basic:
Earnings (loss) from continuing operations	$0.15	$(0.93)
Earnings from discontinued operations	0.89	0.30
Net Earnings (Loss)	$1.04	$(0.63)

Per Share of Common Stock – Diluted:
Earnings (loss) from continuing operations	$0.15	$(0.93)
Earnings from discontinued operations	0.89	0.30
Net Earnings (Loss)	$1.04	$(0.63)

(a)
Excludes the effect of anti-dilutive common stock equivalents related to out-of-the-money stock options of 3,652,432 for the three months ended March 31, 2009.  Due to losses in the three months ended March 31, 2008, no potentially dilutive securities are reflected in the average number of common shares used to compute earnings (loss) per share since any impact would be anti-dilutive.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)	Stock-Based Compensation

Information concerning stock-based compensation plans is contained in Note 13 of Notes to Consolidated Financial Statements in the 2008 Annual Reports on Form 10-K.

Stock Options

The following table represents stock option activity for the three months ended March 31, 2009:

				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
		Exercise	Value	Contract Life
Options for PNMR Common Stock	Shares	Price	(In thousands)	(Years)

Outstanding at beginning of period	3,725,907	$21.54
Granted	778,064	$8.20
Exercised	-	$-
Forfeited	(73,475)	$18.86

Outstanding at end of period	4,430,496	$19.24	$128	6.80

Options exercisable at end of period	3,145,979	$22.12	*	5.75

Options available for future grant	1,107,421

* At March 31, 2009, the exercise price of exercisable stock options is greater than the closing price of PNMR common stock on that date so the options have no intrinsic value.

The following table provides additional information concerning stock option activity:

	Three Months Ended March 31,
Options for PNMR Common Stock	2009	2008
	(In thousands, except per share amounts)

Weighted-average grant date fair value per share of options granted	$1.62	$1.38
Total intrinsic value of options exercised during the period	$-	$15

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for options granted in the three months ended March 31, 2009:

Dividend yield	6.27%
Expected volatility	42.03%
Risk-free interest rates	1.56%
Expected life (years)	4.48

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock

The following table summarizes nonvested restricted stock activity for the three months ended March 31, 2009:

		Weighted-
		Average
Nonvested Restricted		Grant-Date
PNMR Common Stock	Shares	Fair Value

Nonvested at beginning of period	195,626	$17.43
Granted	53,000	$6.99
Vested	(85,611)	$19.24
Forfeited	-	$-

Nonvested at end of period	163,015	$13.09

The total fair value of shares of restricted stock that vested during the three months ended March 31, 2009 was $0.7 million.

(7)	Capitalization

Information concerning financing activities is contained in Note 6 of Notes to Consolidated Financial Statements in the 2008 Annual Reports on Form 10-K.

Short-term Debt

PNMR and PNM have revolving credit facilities for borrowings up to $600.0 million under the PNMR Facility and $400.0 million under the PNM Facility that primarily expire in 2012 and local lines of credit amounting to $10.0 million and $8.5 million.  TNMP had a revolving credit facility for borrowings up to $200.0 million under the TNMP Facility that was scheduled to expire May 13, 2009.  The maximum borrowing amount under the TNMP Facility was reduced to $75.0 million on March 23, 2009.  On April 30, 2009, TNMP entered into the $75 million TNMP Revolving Credit Facility described under Financing Activities below and the TNMP Facility terminated.  PNMR and PNM also have commercial paper programs under which they may issue up to $400.0 million and $300.0 million of commercial paper.  The Company has suspended the commercial paper programs due to market conditions and no commercial paper has been issued since March 11, 2008. The revolving credit facilities serve as support for the commercial paper programs.  Operationally, this means the aggregate borrowings under the commercial paper program and the revolving credit facility for each of PNMR and PNM cannot exceed the maximum amount of the revolving credit facility for that entity.  At March 31, 2009, the weighted average interest rate was 2.02% for the PNMR Facility.  Short-term debt outstanding consists of:

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31,	December 31,
Short-term Debt	2009	2008
	(In thousands)

PNM
Commercial paper	$-	$-
Revolving credit facility	-	340,000
Local lines of credit	-	-
	-	340,000
TNMP – Revolving credit facility	-	150,000
PNMR
Commercial paper	-	-
Revolving credit facility	143,000	254,667
Local lines of credit	2,600	-

	$145,600	$744,667

At April 30, 2009, PNMR, PNM, and TNMP had $390.6 million, $385.8 million, and $73.5 million of availability under their respective revolving credit facilities and local lines of credit, including reductions of availability due to outstanding letters of credit.  Total availability at April 30, 2009, on a consolidated basis, was $849.9 million for PNMR. LBB is a lender under the PNMR Facility.  LBH, the parent of LBB, has filed for bankruptcy protection.  Subsequent to the bankruptcy filing by LBH, LBB declined to fund a borrowing request under the PNMR Facility amounting to $5.3 million. The availability includes $26.3 million that represents the unfunded portion of the PNMR Facility attributable to LBB.  At April 30, 2009, PNM had cash investments of $17.1 million and PNMR and TNMP had no such investments.

As of March 31, 2009, TNMP had outstanding borrowings of $38.8 million from PNMR under its intercompany loan agreement.

Financing Activities

On January 5, 2009, PNMR commenced a tender offer whereby it offered to repurchase up to $150.0 million of its 9.25% senior unsecured notes due 2015.  The tender offer requested the holders of the notes to submit the amount of notes they would be willing to sell to PNMR and at the price they would be willing to sell, within the range of 83% to 93% of face value, including additional compensation of 3% of face value for those holders that tendered their notes and did not withdraw them prior to the stated early participation date. Prior to expiration of the offer, $157.5 million of notes were tendered to PNMR for purchase.  Under the applicable rules for this type of arrangement, PNMR was able to purchase $157.0 million of notes at the 93% cap price.  On February 5, 2009, PNMR repurchased and retired these notes for $146.0 million plus accrued interest. On February 26, 2009, PNMR purchased an additional $0.4 million of the 9.25% senior unsecured notes at 93% of face value in a private transaction.  PNMR recognized a pre-tax gain on these transactions of $7.5 million, net of related transaction costs and write-off of the proportionate amount or the deferred costs of the original issuance of the notes.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On March 23, 2009, TNMP issued $265.5 million aggregate principal amount of 9.50% First Mortgage Bonds, due 2019, Series 2009A at a price equal to 97.643% of their face value.  The bonds bear interest at the rate of 9.50% per annum of their face value. TNMP may redeem some or all of the bonds at any time at a redemption price that reflects a make-whole provision, plus accrued interest.  The bonds are secured by a first mortgage on substantially all of TNMP’s property.

On March 25, 2009, TNMP entered into a $50.0 million loan agreement with Union Bank, N. A. (the “2009 Term Loan Agreement”).   TNMP borrowed $50.0 million under this agreement on March 30, 2009.  Borrowings under the 2009 Term Loan Agreement must be repaid by March 25, 2014 and are secured by $50.0 million aggregate principal amount of TNMP first mortgage bonds (the “Series 2009B Bonds”).  Through hedging arrangements, TNMP has established fixed interest rates of 6.05% for the first three years and 6.30% thereafter.  The hedging obligations are also secured by the Series 2009B Bonds.  The hedge is accounted for as a cash-flow hedge and its March 31, 2009 pre-tax fair value of $(0.8) million is included in other comprehensive income.  The fair value determination was made using Level 2 inputs under SFAS 157.

TNMP used the proceeds received from the 9.50% First Mortgage Bonds and the 2009 Term Loan Agreement to repay the $100.0 million borrowed under the TNMP Bridge Facility and the $150.0 million outstanding under the TNMP Facility.  The remaining proceeds, after offering expenses, were used to reduce intercompany borrowings from PNMR.

On April 30, 2009, TNMP entered into a new $75.0 million revolving credit facility among TNMP, certain lenders, and JPMorgan Chase Bank, N.A., as administrative agent (the “TNMP Revolving Credit Facility”), and the existing TNMP Facility was terminated.  Borrowings under the TNMP Revolving Credit Facility are secured by $75.0 million aggregate principal amount of first mortgage bonds of TNMP (the “Series 2009C Bonds”).  The TNMP Revolving Credit Facility, which will expire in April 2011, allows TNMP to borrow up to $75.0 million.

On February 26, 2009, the Finance Committee of the PNMR Board authorized PNMR to provide support for the debt of TNMP by approving additional loans to TNMP as a contingency in the event TNMP was unable to obtain external financing sufficient to pay amounts borrowed under the TNMP Facility and the TNMP Bridge Facility when they came due.  With the completion of the financing described above, the PNMR support terminated on April 30, 2009.

Common Stock

PNMR offers new shares of PNMR common stock through the PNMR Direct Plan and an equity distribution agreement.  The equity distribution agreement is currently suspended.  For the three months ended March 31, 2009, PNMR sold 48,633 shares of its common stock through the PNMR Direct Plan for net proceeds of $0.4 million.  PNMR also issued 27,283 shares of its common stock for $0.2 million through its ESPP during the three months ended March 31, 2009.

Convertible Preferred Stock

In November 2008, PNMR issued 477,800 shares of Series A convertible preferred stock.  The Series A convertible preferred stock is convertible into PNMR common stock in a ratio of 10 shares of common stock for each share of preferred stock.  The Series A convertible preferred stock is entitled to receive dividends equivalent to any dividends paid on PNMR common stock as if the preferred stock had been converted into common stock.  The Series A convertible preferred stock is entitled to vote on all matters voted upon by common stockholders, except for the election of the Board.  In the event of liquidation of PNMR, preferred holders would receive a preference of $0.10 per common share equivalent.  After that preference, common holders would receive an equivalent liquidation preference per share and all remaining distributions would be shared ratably between common and preferred holders.  The terms of the Series A convertible

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

preferred stock result in it being substantially equivalent to common stock.  Therefore, for earnings per share purposes the number of common shares into which the Series A convertible preferred stock is convertible is included in the weighted average number of common shares outstanding for periods after the Series A convertible preferred stock was issued.  Similarly, dividends on the Series A convertible preferred stock are considered to be common dividends in the accompanying Condensed Consolidated Financial Statements.

(8)	Pension and Other Postretirement Benefit Plans

PNMR and its subsidiaries maintain qualified defined benefit pension plans, postretirement benefit plans providing medical and dental benefits, and executive retirement programs (“PNM Plans” and “TNMP Plans”).  PNMR maintains the legal obligation for the benefits owed to participants under these plans.

Readers should refer to Note 12 of Notes to the Consolidated Financial Statements in the 2008 Annual Reports on Form 10-K for additional information on these plans.

PNM Plans

The following tables present the components of the PNM Plans’ net periodic benefit cost (income):

	Three Months Ended March 31,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2009	2008	2009	2008	2009	2008
			(In thousands)

Components of Net Periodic
Benefit Cost (Income)
Service cost	$-	$-	$104	$178	$15	$14
Interest cost	8,610	8,317	1,847	2,086	284	284
Expected long-term return on assets	(9,691)	(10,336)	(1,458)	(1,532)	-	-
Amortization of net loss	955	481	822	1,204	7	13
Amortization of prior service cost	79	79	(1,065)	(1,422)	3	3
Curtailment (gain)*	-	-	(2,943)	-	-	-
Net periodic benefit cost (income)	$(47)	$(1,459)	$(2,693)	$514	$309	$314

* The January 2009 sale of PNM Gas resulted in the retiree medical obligation associated with the gas designated employees to cease.  This action meets the definition of a curtailment under SFAS 106 and resulted in a curtailment gain.

PNM does not anticipate making any contributions to its pension plan trust during 2009.  Based on current law and estimates of portfolio performance, PNM anticipates making contributions to its pension plan trust of approximately $21.7 million in 2010 and a total of $134.6 million for 2011-2013.  For the three months ended March 31, 2009 and 2008, PNM contributed $0.7 million and $1.0 million to trusts for other postretirement benefits.  PNM expects to make contributions totaling $4.2 million during the year ended December 31, 2009 to the trust for other postretirement benefits.  Disbursements under the executive retirement program, which are funded by the Company and considered to be contributions to the plan, were $0.4 million in the three months ended March 31, 2009 and 2008, and are expected to total $1.5 million during 2009.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TNMP Plans

The following tables present the components of the TNMP Plans’ net periodic benefit cost (income):

	Three Months Ended March 31,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2009	2008	2009	2008	2009	2008
			(In thousands)
Components of Net Periodic
Benefit Cost (Income)
Service cost	$-	$-	$65	$71	$-	$-
Interest cost	1,099	1,061	183	179	19	19
Expected long-term return on assets	(1,523)	(1,659)	(124)	(122)	-	-
Amortization of net gain	-	(36)	(66)	(68)	-	-
Amortization of prior service cost	-	-	15	15	-	-
Net Periodic Benefit Cost (Income)	$(424)	$(634)	$73	$75	$19	$19

TNMP made no first quarter contributions to its pension plan trust in either 2009 or 2008 and no contributions are anticipated for 2009.  Based on current law and estimates of portfolio performance, TNMP anticipates making contributions to its pension plan trust of approximately $1.8 million in 2010 and a total of $7.5 million for 2011-2013. For the three months ended March 31, 2009 and 2008, TNMP contributed zero and $0.2 million and expects to make contributions totaling $0.3 million during the year ended December 31, 2009 to the trust for other postretirement benefits.  Disbursements under the executive retirement program, which are funded by the Company and considered to be contributions to the plan, were less than $0.1 million in the three months ended March 31, 2009 and 2008, and are expected to total $0.2 million during 2009.

(9)	Commitments and Contingencies

Overview

There are various claims and lawsuits pending against the Company.  The Company is also subject to federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites.  In addition, the Company periodically enters into financial commitments in connection with its business operations.  It is not possible at this time for the Company to determine fully the effect of all litigation and other legal proceedings on its results of operations or financial position.  It is the Company’s policy to accrue for expected costs in accordance with SFAS 5, when it is probable that a liability has been incurred and the amount of expected costs of these items to be incurred is reasonably estimable.  The Company is also involved in various legal proceedings in the normal course of its business.  The legal costs for these matters are accrued when the legal expenses are incurred.  The Company does not expect that any known lawsuits, environmental costs, and commitments will have a material adverse effect on its financial condition, results of operations, or cash flows, although the outcome of litigation, investigations, and other legal proceedings is inherently uncertain.

Commitments and Contingencies Related to the Environment

 Nuclear Spent Fuel and Waste Disposal

Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE, and the DOE is required to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors.  Although the Nuclear Waste Policy Act required the DOE to develop a permanent

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

repository for the storage and disposal of spent nuclear fuel by 1998, the DOE has announced that the repository cannot be completed before at least 2017.  In November 1997, the United States Court of Appeals for the District of Columbia Circuit issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel.  Based on this decision and the DOE’s delay, a number of utilities, including APS (on behalf of itself and the other PVNGS owners including PNM), filed damages actions against the DOE in the Court of Federal Claims and is currently pursuing that damages claim. In August 2008, the United States Court of Appeals for the Federal Circuit issued decisions in three damages actions brought by other nuclear utilities that could result in a decrease in the amount of PNM’s recoverable damages; however, additional appeals in those actions are possible and APS continues to monitor the status of those actions.  The trial in the APS matter began on January 28, 2009.  Testimony and evidence have been presented by both sides.  The trial court has set a post-trial briefing schedule and is expected to hear closing arguments in the early summer of 2009.  PNM currently estimates that it will incur approximately $46.1 million (in 2007 dollars) over the life of PVNGS for its share of the fuel costs related to the on-site interim storage of spent nuclear fuel during the operating life of the plant.  PNM accrues these costs as a component of fuel expense, meaning that the charges are accrued as the fuel is burned.  At March 31, 2009 and December 31, 2008, PNM had $14.9 million and $14.5 million recorded as a liability on its Consolidated Balance Sheets for interim storage costs.

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

In November 2006, the NMED requested a BART analysis for NOX and particulates for each of the four units at SJGS.  PNM submitted the analysis to the NMED in early June 2007, recommending against installing additional pollution control equipment on any of the SJGS units beyond those recently installed.  PNM has provided additional data in response to requests from the NMED.  The NMED is presently reviewing the analysis and supplemental data.  Potentially, additional NOX emission reductions could be required.  The nature and cost of compliance with these potential requirements cannot be determined at this time.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Ozone Non-Attainment

The NMED recently published its draft recommendation of area designations for the 2008 revised ozone national ambient air quality standard.  The draft recommended that San Juan County, New Mexico be designated as non-attainment for ozone.  SJGS is situated in San Juan County.  However, the NMED subsequently determined that the monitor indicating high ozone levels was not reliable and did not recommend to the EPA that San Juan County be designated as non-attainment.  EPA will make a final designation for the status of San Juan County in March 2010.  The Company cannot predict the outcome of this matter or if additional NOX controls would be required as a result of ozone non-attainment designation.

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

Four Corners Federal Implementation Plan Litigation

On April 30, 2007, the EPA adopted a source specific FIP to set air quality standards at Four Corners.  The FIP essentially federalizes the requirements contained in the New Mexico State Implementation Plan, which Four Corners has historically followed.  The FIP also includes a requirement to maintain and enhance dust suppression methods.  APS filed a petition for review in the U.S. District Court of Appeals for the Tenth Circuit seeking revisions to the FIP to clarify certain requirements and allow operational flexibility.  The Sierra Club intervened in this action and with other parties filed a petition for review with the same court challenging the FIP’s compliance with the Clean Air Act.  APS intervened in that action.  In APS’ lawsuit, APS challenges two key provisions of the FIP:  a 20% opacity limit on certain fugitive dust emissions and a 20%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

stack opacity limit on Units 4 and 5.  During 2008, the EPA voluntarily moved to vacate the fugitive dust provisions of the FIP, and on April 14, 2009, the court granted EPA’s motion.  The court also rejected the Sierra Club’s challenges to the FIP and ruled in favor of the 20% stack opacity limit. The Company does not believe that compliance with this limit will have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Section 114 Request

On April 6, 2009, APS received a request from the EPA under Section 114 of the Clean Air Act seeking detailed information regarding projects at and operations of Four Corners.  APS is in the process of responding to this request, and the Company is currently unable to predict the timing or content of EPA’s response or any resulting actions.

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

The Superfund Oversight Section of the NMED has conducted multiple investigations into the chlorinated solvent plume in the vicinity of the site of the former Santa Fe Generating Station   In February 2008, a NMED site inspection report was submitted to the EPA, which states that neither the source nor extent of contamination has been determined and also states that the source may not be the former Santa Fe Generating Station.  The NMED investigation is ongoing.  The Company is unable to predict the outcome of this matter.

Coal Combustion Waste Disposal

The EPA is in the process of developing an inventory of coal combustion product (“CCP”) impoundments through the issuance of an Information Collection Request (“ICR”) to facilities that have surface impoundments that handle CCPs.  This is primarily in response to the incident that occurred at Tennessee Valley Authority’s Kingston Power Plant in December 2008.  This is EPA’s first step to determine the risk that these impoundments pose to the environment and it is their intent is to conduct surveys to assess impoundment integrity and safety.  The agency is also developing national standards for CCP disposal and evaluating regulatory options that include regulations under non-hazardous waste standards, hazardous waste regulations, or a combination of both.  The agency is expected to determine which regulatory path it will pursue some time this spring.

SJCC currently disposes of CCPs consisting of fly ash, bottom ash, and gypsum from SJGS in the surface mine pits adjacent to the plant and did not receive an ICR from the EPA.  The Office of Surface Mining (“OSM”) developed draft proposed regulations for the mine placement of CCPs.  OSM’s rulemaking effort is currently tabled by the Obama Administration.  PNM cannot predict the outcome of the EPA’s actions regarding this matter and whether such actions will have a material adverse impact on its operations or financial position.  The Company continues to advocate for the non-hazardous regulation of CCPs.  It also believes the proper place for oversight of mine placement of CCPs is through the OSM and state mining and mining reclamation agencies.

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

Other Commitments and Contingencies

Coal Supply

The coal requirements for SJGS are being supplied by SJCC, a wholly owned subsidiary of BHP Billiton.  APS purchases all of Four Corners’ coal requirements from a supplier with a long-term lease of coal reserves with the Navajo Nation.  In 2003, PNM completed a comprehensive review of the final reclamation costs for both the surface mines that previously provided coal to SJGS and the current underground mine providing coal.  Based on this study, PNM revised its estimates of the final reclamation of the surface mine.  In addition, the estimate for decommissioning the Four Corners mine was revised.  Based on the most recent estimates, the final cost of surface mine reclamation is expected to be $130.5 million in future dollars excluding contract buyout costs paid to SJCC.  As of March 31, 2009 and December 31, 2008, $32.2 million and $33.8 million was recognized on PNM’s Consolidated Balance Sheet for the obligation for surface mine reclamation using the fair value method to determine the liability.  At March 31, 2009 and December 31, 2008, the balance on PNM’s Consolidated Balance Sheets for the reclamation liability related to underground mining activities was $1.7 million and $1.6 million.

In 2003, the NMPRC granted PNM permission to collect as a part of its rates up to $100.0 million of surface mine final reclamation costs.  In the 2007 Electric Rate Case, PNM requested recovery of increased surface mine decommissioning costs, as well as underground mine reclamation costs. Recovery of the final underground mine reclamation costs was allowed; however, the NMPRC denied recovery of amounts for surface mine decommissioning in excess of $100.0 million. PNM has filed an appeal of this issue in the New Mexico Supreme Court.  See Note 10.  The Company cannot predict the outcome of this appeal.

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

Water Supply

Because of New Mexico’s arid climate and periodic drought conditions, there is a growing concern in New Mexico about the use of water for power plants.  PNM has secured water rights in connection with the existing plants at Afton, Luna and Lordsburg.  Water availability does not appear to be an issue for these plants at this time.

The “four corners” region of New Mexico, in which SJGS and Four Corners are located, experienced drought conditions during 2002 through 2004 that could have affected the water supply for PNM’s generation plants.  In future years, if adequate precipitation is not received in the watershed that supplies the four corners region, the plants could be impacted.  Consequently, PNM, APS and BHP Billiton have undertaken activities to secure additional water supplies for SJGS, Four Corners and related mines.  PNM has reached an agreement for a voluntary shortage sharing agreement with tribes and other water users in the San Juan Basin for a term ending December 31, 2012.  Further, PNM and BHP Billiton have reached agreement on a long-term supplemental contract relating to water for SJGS with the Jicarilla Apache Nation that ends in 2016.  APS and BHP Billiton have entered into a similar contract for Four Corners.    Although the Company does not believe that its operations will be materially affected by the drought conditions at this time, it cannot forecast the weather situation or its ramifications, or how regulations and legislation may impact the Company’s situation in the future, should the shortages occur in the future.

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

NRC Matters

Because of several NRC findings relating to situations at PVNGS Unit 3 in 2004 and 2006, PVNGS has been subject to a heightened level of oversight by the NRC.  On March 24, 2009, the NRC informed APS that it was removing PVNGS Unit 3 from the "multiple/repetitive degraded cornerstone" column of the NRC's Action Matrix (“Column 4”), removing PVNGS Units 1 and 2 from the “one degraded cornerstone” column (“Column 3”), and returning all three units of the plant to routine inspection and oversight by the NRC.  This notification follows the NRC's completion of its inspections of the corrective actions taken by PVNGS to address performance deficiencies that caused the NRC to place Unit 3 into Column 4 and Units 1 and 2 into Column 3.  The NRC has closed the confirmatory action letter that outlined the performance deficiencies and associated corrective actions.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

San Juan River Adjudication

In 1975, the State of New Mexico filed an action entitled “State of New Mexico v. United States, et al.”, in the District Court of San Juan County, New Mexico, to adjudicate all water rights in the San Juan River Stream System.  The Company was made a defendant in the litigation in 1976.  The action is expected to adjudicate water rights used at Four Corners and at SJGS.  In 2005, the Navajo Nation and various parties announced a settlement of the Nation’s reserved surface water rights.  On March 30, 2009, President Obama signed legislation confirming the settlement with the Navajo Nation.  The Company cannot determine the effect, if any, of any water rights adjudication on the present arrangements for water at SJGS and Four Corners.  Final resolution of the case cannot be expected for several years. The Company is unable to predict the ultimate outcome of this matter.

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

Complaint Against Southwestern Public Service Company

In September 2005, PNM filed a complaint under the Federal Power Act against SPS. PNM argued that SPS’ rates for sale of interruptible energy were excessive and that SPS had been overcharging PNM for deliveries of energy through its fuel cost adjustment clause practices.  PNM also intervened in a complaint proceeding brought by other customers raising similar arguments relating to SPS’ fuel cost adjustment clause practices (the “Golden Spread complaint proceeding”).  Additionally, in November 2005, SPS filed an electric rate case at FERC proposing to unbundle and raise rates charged to customers effective July 2006. PNM intervened in the case and objected to the proposed rate increase. In September 2006, PNM and SPS filed a settlement agreement providing for resolution of issues relating to rates for sales of interruptible energy, but not resolving the fuel clause issues. In September 2008, FERC issued its order approving the settlement between PNM and SPS.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Begay v. PNM et al

A putative class action was filed against PNM and other utilities on February 11, 2009 in the United States District Court in Albuquerque.  PNM was served on March 31, 2009.  Plaintiffs claim to be allottees, members of the Navajo Nation, who pursuant to the Dawes Act of 1887, were allotted ownership in land carved out of the Navajo Nation. Plaintiffs, including an allottee association, make broad, general assertions that defendants, including PNM, are right-of-way grantees with rights-of-way across the allotted lands and are either in trespass or have paid insufficient fees for the grant of rights-of-way or both.  The plaintiffs, who have sued the defendants for breach of fiduciary duty, seek a constructive trust.  They have also included a breach of trust claim against the United States and its Secretary of the Interior, Ken Salazar.  PNM is evaluating plaintiffs’ claims.  PNM is unable to determine the outcome of this case but intends to defend it vigorously.

(10)	Regulatory and Rate Matters

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

First Choice Request for ERCOT Alternative Dispute Resolution

In June 2008, First Choice filed a request for alternative dispute resolution with ERCOT alleging that ERCOT incorrectly applied its protocols with respect to congestion management during the first quarter of 2008.  First Choice requested that ERCOT resolve the dispute by restating certain elements of its first quarter 2008 congestion management data and by refunding to First Choice allegedly overstated congestion management charges.  The amount at issue in First Choice’s claim can only be determined by running ERCOT market models with corrected inputs but First Choice believes that the amount is significant.  ERCOT protocols provide that ERCOT will notify potentially impacted market participants and subsequently consider the merits of First Choice’s allegations.  The Company is unable to predict the outcome of this matter.

PNM

2007 Electric Rate Case

On February 21, 2007, PNM filed a general electric rate case (“2007 Electric Rate Case”) requesting the NMPRC approve an increase in service fees to all of PNM’s retail customers except those formerly served by TNMP.  The request was designed to provide PNM’s electric utility an opportunity to earn a 10.75 percent return on equity.  The application also requested authorization to implement a FPPAC through which changes in the cost of fuel and purchased power, above or below the costs included in base rates, will be passed through to customers on a monthly basis.  On April 24, 2008, the NMPRC issued a final order that resulted in a revenue increase of $34.4 million.  The rate increase provides for a 10.1 percent return on equity. New rates reflecting the $34.4 million

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

increase were effective for bills rendered on and after May 1, 2008.  In its final order, the NMPRC disallowed recovery of costs associated with the RECs used to meet the New Mexico Renewable Energy Portfolio Standards that were being deferred as regulatory assets, but did allow PNM the opportunity to seek recovery in the next rate case if it can demonstrate that it incurred an actual incremental cost for its compliance with the renewable portfolio standard.  The NMPRC also ruled that recovery of surface coal mine decommissioning costs be capped at $100 million.  The order resulted in PNM being unable to assert it is probable, as defined under GAAP, that the costs previously deferred on PNM’s balance sheet will be recoverable through future rates charged to its customers.  Accordingly, as of March 31, 2008, PNM recorded regulatory disallowances for pre-tax write offs of $19.6 million for coal mining decommissioning costs and $10.6 million for deferred REC costs.  PNM has appealed the NMPRC’s treatment of coal mine decommissioning and the RECs to the New Mexico Supreme Court.  If the appeal is successful or if PNM is successful in demonstrating that these costs are recoverable through future rate proceedings, the costs will be restored to PNM’s balance sheet. In connection with the stipulation in the 2008 Electric Rate Case described below, PNM agreed to dismiss its appeal of the treatment of the REC costs if that stipulation is approved.  Oral argument before the New Mexico Supreme Court is currently scheduled for May 13, 2009, but is likely to be postponed to await ruling by the NMPRC on the stipulation in the 2008 Electric Rate Case.  PNM is unable to predict the outcome of this matter.

Emergency FPPAC

On March 20, 2008, PNM and the IBEW filed a joint motion in the general electric rate case requesting NMPRC authorization to implement an Emergency FPPAC on an interim basis. On May 22, 2008, the NMPRC issued a final order that approved the Emergency FPPAC with certain modifications.  The Emergency FPPAC permits PNM to recover its actual fuel and purchased power costs up to $0.024972 per kWh, which is an increase of $0.008979 per kWh above the fuel costs included in base rates.  PNM is unable to predict if actual fuel and purchased power costs will exceed the cap during the period the Emergency FPPAC is in effect.  PNM implemented the Emergency FPPAC as modified on June 2, 2008.  The Albuquerque Bernalillo County Water Utility Authority and the New Mexico Industrial Energy Consumers Inc. filed notices of appeal to the New Mexico Supreme Court, which seek to have vacated the NMPRC order approving the Emergency FPPAC. The appeals have been consolidated and PNM has been granted party status.  PNM is unable to predict the final outcome of these appeals.

The NMPRC order approving the Emergency FPPAC required PNM to pay for an audit of PNM’s monthly FPPAC reports and a prudence review of PNM’s fuel and purchased power costs, to be conducted by auditors selected by the NMPRC.  PNM’s costs will be recoverable through future rate proceedings.  On February 11, 2009, the NMPRC issued a RFP for related audit and prudence review professional services.  The NMPRC order states that the prudence review shall continue until all costs flowed through the Emergency FPPAC have been subject to review.  Results of the RFP are not yet known.

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

On March 6, 2009, PNM, the NMPRC staff and most of the intervening parties filed a stipulation which, if approved by the NMPRC, would resolve all issues in the case, including the approval of the Resource Stipulation described below. No party opposed the stipulation.   The stipulation provides for an increase in annual non-fuel revenues of $77.3 million, of which 65% ($50.2 million) will be implemented for bills beginning on July 1, 2009

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and the remaining 35% ($27.1 million) will be implemented in rates as of April 1, 2010.  As an offset to the non-fuel revenue increase, PNM will implement a credit to customers totaling $26.3 million, representing the amount of revenues from past sales of SO2 allowances.  This amount will be credited to ratepayers over 21 months beginning July 1, 2009. The crediting mechanism will also be used to credit customers with revenues received by PNM from future sales of SO2 allowances.  If the stipulation is approved, PNM would record an expense for the regulatory disallowance and a regulatory liability for the amount to be credited to ratepayers. The stipulation also provides that a revised FPPAC will go into effect with the new rates.  The stipulation provides that 100% of off-systems sales margins be credited against fuel and purchased power costs in the FPPAC.  The FPPAC factor will be set annually beginning July 1, 2010. A public hearing on the stipulation before the NMPRC concluded on April 9, 2009.  A decision of the NMPRC is pending.  PNM is unable to predict the outcome of this matter.

Resource Stipulation

In anticipation of the 2008 Electric Rate Case, on September 10, 2008, a stipulation (the “Resource Stipulation”) executed by PNM, the NMPRC staff, the AG and the Coalition for Clean Affordable Energy, and later joined by the New Mexico Industrial Energy Consumers Inc., was filed with the NMPRC. If approved by the NMPRC, the Resource Stipulation would allow recovery in rates of costs related to and resolve all issues in the proceedings regarding 1) the Valencia PPA, 2) PNM’s proposed acquisition of an ownership interest in Unit 2 of PVNGS currently being leased, 3) the application to own and operate Lordsburg and its interest in Luna as jurisdictional assets. Hearings were held in January 2009 and the Hearing Examiner has recommended approval of the Resource Stipulation.  A decision of the NMPRC is pending. The Company is unable to predict whether the NMPRC will approve the Resource Stipulation or the ultimate outcome of these proceedings.

NMPRC Inquiry on Fuel and Purchased Power Adjustment Clauses

In October 2007, the NMPRC voted to open a notice of inquiry that may eventually lead to establishing simple and consistent rules for the implementation of FPPACs for all investor-owned utilities and electric cooperatives in New Mexico.  The investor-owned utilities and electric cooperatives were asked to respond to a series of questions.  The NMPRC staff was directed to make a filing dealing with the need for consistency of the fuel clauses, streamlining, and whether a single methodology would be beneficial and should be applied to all of the utilities.  PNM has filed its comments. A workshop to discuss the comments filed by PNM and others is scheduled for May 18, 2009.

NMPRC Rulemaking on Disincentives to Energy Efficiency Programs

In January 2008, the NMPRC issued a NOI to identify disincentives in utility expenditures on energy efficiency and measures to mitigate those disincentives, including specific ratemaking alternatives and appointed a Hearing Examiner to conduct workshops as part of the process.  The NMPRC proposed amendments to its energy efficiency rule that includes provisions addressing incentives for disincentives to energy efficiency and load management.  PNM filed comments and testimony addressing the proposed rule on April 13, 2009. Response comments and rebuttal testimony are due May 11, 2009.

PNM Electric Energy Efficiency and Load Management Programs

The NMPRC requires public utilities to file annually a plan to implement energy efficiency and load management programs. Costs to implement approved programs are recovered through a rate rider. On September 15, 2008, PNM filed its annual plan which included new programs, modifications to existing programs and a request to recover program costs of about $10.5 million.  Various parties filed testimony recommending revisions to PNM’s proposals and the calculation of carrying costs.  A hearing was held on February 19, 2009.  Supplemental testimony filed on March 12, 2009 by PNM and other parties proposed some revisions to the plan and sought NMPRC approval to recover approximately $12.3 million in program costs.  The hearing examiner has recommended approval of PNM’s plan.  A decision of the NMPRC is pending.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Rates for Former TNMP Customers in New Mexico

PNM serves the former New Mexico customers of TNMP (“TNMP-NM”) under rates approved by the NMPRC in its order approving PNMR’s acquisition of TNMP.  Under that order, rates charged to customers were set through December 31, 2010.  In January 2009, the NMPRC directed PNM to estimate the revenue requirement increase that would be reflected in a TNMP-NM rate application for rates effective January 2011.  PNM estimated that the rate increase could be between 40% and 56% depending on fuel costs. In April 2009, the NMPRC directed PNM, the NMPRC staff, and other parties to attempt to reach consensus on ways to mitigate the impact of this potential rate increase and appointed a “mediator.”  The initial discussion session is scheduled for May 27, 2009.  No date was set for completion of this process.  PNM cannot predict the ultimate outcome of this matter.

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

Interest Rate for Calculating Carrying Charges on TNMP’s Stranded Cost

The PUCT approved an amendment to the true-up rule in 2006, which results in a lower interest rate that TNMP is allowed to collect on the unsecuritized true-up balance through a CTC. The PUCT concluded that the correct rate at which a utility should accrue carrying costs through a CTC is the weighted average of an adjusted form of its marginal cost of debt and its unadjusted historical cost of debt, with the weighting based on the utility’s most recently authorized capital structure.  The revised rate affects TNMP by lowering the previously approved carrying cost rate of 10.93%.  After regulatory proceedings, the PUCT issued an order approving the 8.31% rate proposed by TNMP and the PUCT staff. Various municipal intervenors (“Cities”) appealed the PUCT’s order to the District Court in Austin, Texas, with TNMP as an intervenor.  The District Court affirmed the PUCT’s decision and the Cities filed an appeal in the Texas 3rd Court of Appeals.  Oral argument was held on February 26, 2009.  TNMP is unable to predict the ultimate outcome of this matter.

Interest Rate Compliance Tariff

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

60-Day Rate Review

In 2005, TNMP made a required 60-day rate review filing.  TNMP’s case establishes a CTC for recovery of the true-up balance.  As noted above, TNMP’s 60-day rate review, along with First Choice’s price-to-beat rate reset filing, were consolidated.  See “First Choice Price-To-Beat Base Rate Reset” above for further updates.  In 2006, the PUCT issued a signed order which would allow TNMP to begin collecting its true-up balance, which includes

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

carrying charges, over a 14-year period.  The order also allows TNMP to collect expenses associated with several cases over a three-year period.  TNMP began collecting its CTC and its rate case expenses on December 1, 2006.  In January 2007, this proceeding was appealed by various Texas cities to the District Court, in Austin, Texas.  TNMP and First Choice have intervened. TNMP is unable to predict the ultimate outcome of this matter.

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

In December 2008, the parties in the TNMP rate case requested that the case be abated and the ALJ granted the request.  The abatement suspended procedural deadlines until after the submittal of supplemental testimony by TNMP relating to costs incurred during Hurricane Ike and anticipated financing costs.  On March 31, 2009, TNMP filed it supplemental testimony, requesting an additional revenue increase of $15.7 million annually. This amount includes a five year amortization of Hurricane Ike restoration cost, recovery of increased interest expense associated with the recent refinancing of TNMP’s debt, and additional carrying charges on the CTC balance.  Following a pre-hearing conference on April 30, 2009, the ALJ approved a procedural schedule that sets hearing on the merits for June 16-26, 2009 and contemplates a final order from the PUCT no later than October 9, 2009.  Discovery on TNMP’s supplemental filing and the intervenors’ positions is ongoing. TNMP is unable to predict the ultimate outcome of this matter.

Senate Bill 769

            On April 16, 2009, the Governor of Texas signed into law Senate Bill 769 (“SB 769”) concerning the recovery of hurricane costs by utilities.  SB 769 authorizes the PUCT, after a full review, to permit an electric utility to obtain timely recovery of system restoration costs, and permits utilities to use securitization financing for the recovery of such costs. The proposed costs can be approved in any current or future proceeding.

(11)	Optim Energy

Optim Energy was created by PNMR and ECJV, a wholly owned subsidiary of Cascade, to serve expanding U.S. markets, principally the areas of Texas covered by ERCOT.  PNMR and ECJV each have a 50 percent ownership interest in Optim Energy, a limited liability company.  See Note 22 of the Notes to Consolidated Financial Statements in the 2008 Annual Reports on Form 10-K.  PNMR has no commitments or guarantees with respect to Optim Energy.

Optim Energy is jointly developing a 550 MW combined-cycle natural gas unit with NRG Energy, Inc. at the existing NRG Cedar Bayou Generating Station near Houston.  Optim Energy anticipates the construction of the project will be completed in June 2009, at which time 275 MW of electricity will be available for sale by Optim Energy.  Optim Energy has funded its portion of the Cedar Bayou construction with borrowings under its existing credit facility and operating cash flows.  At some future date and depending on appropriate market conditions, Optim Energy may arrange long-term financing of a mix of debt and equity.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Optim Energy has a bank financing arrangement expiring in May 2012, which includes a revolving line of credit.  This facility also provides for bank letters of credit to be issued as credit support for certain contractual arrangements entered into by Optim Energy.  Cascade and ECJV have guaranteed Optim Energy’s obligations on this facility and, to secure Optim Energy’s obligation to reimburse Cascade and ECJV for any payments made under the guaranty, have a first lien on all assets of Optim Energy and its subsidiaries.

Summarized financial information for Optim Energy is as follows:

Results of Operations

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Operating revenues	$78,398	$87,768
Cost of sales	45,718	110,860
Gross margin	32,680	(23,092)
Non-fuel operations and maintenance expenses	5,981	4,655
Administrative and general expenses	10,009	6,102
Depreciation and amortization expense	7,659	7,569
Interest expense	2,480	6,568
Taxes other than income tax	3,329	3,661
Other (income) and deductions	(56)	(257)
Earnings (loss) before income taxes	3,278	(51,390)
Income taxes (benefit)(1)	162	(384)
Net earnings (loss)	$3,116	$(51,006)

50 percent of net earnings (loss)	$1,558	$(25,503)
Plus amortization of basis difference in Optim Energy	(163)	420
PNMR equity in net earnings (loss) of Optim Energy	$1,395	$(25,083)

(1) Represents the Texas Margin Tax, which is considered an income tax.

Financial Position

	March 31,	December 31,
	2009	2008
	(In thousands)

Current assets	$193,920	$151,677
Net property plant and equipment	955,012	946,420
Deferred assets	224,729	224,776
Total assets	1,373,661	1,322,873

Current liabilities	111,629	104,826
Long-term debt	745,778	730,778
Other long-term liabilities	8,156	7,763
Total liabilities	865,563	843,367

Owners’ equity	$508,098	$479,506

50 percent of owners’ equity	$254,049	239,753
Unamortized PNMR basis difference in Optim Energy	230	197
PNMR equity investment in Optim Energy	$254,279	$239,950

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Optim Energy has a hedging program that covers a multi-year period.  The level of hedging at any given time varies depending on current market conditions and other factors.  Economic hedges that do not qualify for or are not designated as cash flow hedges or normal purchases/sales under SFAS 133 are derivative instruments that are required to be marked to market.  Due to the extreme ERCOT market volatility experienced in the first quarter of 2008, Optim Energy made the decision to exit its speculative trading business and close out its speculative trading positions.  Optim Energy incurred settled and forward speculative losses of $2.4 million in the first quarter of 2008.  The market volatility contributed to Optim Energy recording forward mark-to-market losses of $47.1 million on its economic hedges in the first quarter of 2008.  In the first quarter of 2009, Optim Energy recorded income of $9.4 million on the mark-to-market of economic hedges.

SFAS 141 requires that Optim Energy individually value each asset and liability received in the Altura (Twin Oaks) and Altura Cogen transactions and initially record them on its balance sheet at the determined fair value.  For both transactions, this accounting results in a significant amount of amortization since the acquired contracts’ terms differed significantly from fair value at the date of acquisition and emission allowances, while acquired from government programs without future cost to Optim Energy, have significant market value.  During the three months ended March 31, 2009 and 2008, Optim Energy recorded amortization of contracts acquired of $3.1 million, which reduced operating revenues, and $1.3 million, which increased operating revenues, and amortization expense on emission allowances of $1.3 million and $4.1 million, which is recorded in cost of sales.

The contribution of Altura created a basis difference between PNMR’s recorded investment in Optim Energy and 50 percent of Optim Energy’s equity.  While the portion of the basis difference related to contract amortization will only continue through 2010, other basis differences, including a difference related to emission allowances, will continue to exist through the life of the Altura plant.  For the three months ended March 31, 2009 and 2008, the basis difference adjustment detailed above relates mainly to contract amortization with insignificant offsets related to the other minor basis difference components.

On January 6, 2009, LCC filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  LCC is Optim Energy’s counterparty in several agreements for power and steam sales.  In addition, LCC leases Optim Energy the land for the Altura Cogen facility and provides other services, including water, to that facility.  The pre-petition net amount due from LCC as of March 31, 2009 is immaterial to Optim Energy’s results and has been fully reserved.  LCC has continued to perform under the existing contracts since its bankruptcy filing.

(12)	Related Party Transactions

PNMR, PNM, TNMP, and Optim Energy are considered related parties as defined in SFAS 57.  PNMR Services Company provides corporate services to PNMR, its subsidiaries, and Optim Energy.  Additional information concerning the Company’s related party transactions is contained in Note 20 of the Notes to Consolidated Financial Statements in the 2008 Annual Reports on Form 10-K.

See Note 11 for information concerning Optim Energy.  The table below summarizes the nature and amount of other related party transactions of PNMR, PNM and TNMP:

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)

Electricity, transmission and related services billings:
TNMP to PNMR	$9,303	$14,410

Services billings:
PNMR to PNM*	17,028	21,428
PNMR to TNMP	5,284	4,559
PNM to TNMP	133	-
PNMR to Optim Energy	1,415	2,424
Optim Energy to PNMR	128	-

Income tax sharing payments from:
PNMR to PNM	-	1,855
PNMR to TNMP	-	858

Interest payments:
TNMP to PNMR	430	89

* PNM shared services include billings to PNM Gas of $0.9 million and $5.5 million for the three months ended March 31, 2009 and 2008.

(13)	New Accounting Pronouncements

Note 21 of Notes to Consolidated Financial Statements in the 2008 Annual Reports on Form 10-K contains information regarding recently issued accounting pronouncements that could have a material impact on the Company.  See Note 4 regarding the implementation of SFAS 161.

FSP FAS 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and liabilities, until January 1, 2009, at which time it was adopted by the Company.  This FSP did not have a significant impact on the Company’s March 31, 2009 financial statements.  The Company will apply this FSP to the fair value determinations made by the Company in evaluating intangible assets for potential impairment, which will be performed during the second quarter of 2009; however, the Company does not anticipate it will have a significant impact.

In April 2009, the FASB issued the following FSPs, which are effective for interim and annual reporting periods ending after June 15, 2009.  Early adoption is permitted for periods ending after March 15, 2009 provided that all three FSPs are adopted.  The Company has not early adopted these FSPs.  The Company is currently reviewing the requirements of these FSPs and will implement them and the required disclosures for the period ended June 30, 2009.  The Company does not anticipate these FSPs will have a significant impact.

FSP FAS 157-4 – Determining the Fair Value When the Volume and Level Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

FSP FAS 157-4 amends SFAS 157 by providing additional guidance on determining fair value when the volume and level of activity for an asset or liability have significantly decreased when compared to normal market activity for the asset or liability, as well as providing additional guidance for determining fair values in inactive markets.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

FSP FAS 107-1 and APB 28-1 – Interim Disclosures about Fair Value of Financial Instruments

FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments, currently required in annual financial statements,  to be included for interim reporting periods of publicly traded companies.

FSP FAS 115-2 and FAS 124-2 – Recognition and Presentation of Other-Than-Temporary Impairments

FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in interim and annual financial statements.

(14)	Discontinued Operations

As discussed in Note 2, PNM sold its gas operations, which comprised the PNM Gas segment.  Under GAAP, the assets and liabilities of PNM Gas were considered to be held-for-sale at December 31, 2008 and presented as discontinued operations on the accompanying balance sheets.  The PNM Gas results of operations are excluded from continuing operations and presented as discontinued operations on the statements of earnings.  In accordance with SFAS 144, no depreciation is recorded on assets held for sale in 2008.  Summarized financial information for PNM Gas is as follows:

Results of Operations

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Operating revenues	$65,696	$220,455
Cost of energy	44,698	160,828
Gross margin	20,998	59,627
Operating expenses	5,817	21,443
Depreciation and amortization	-	-
Operating income	15,181	38,184
Other income (deductions)	292	941
Net interest charges	(962)	(2,971)
Gain on disposal	111,006	-
Segment earnings before income taxes	125,517	36,154
Income taxes	43,842	13,655
Segment earnings	$81,675	$22,499

(15)	Business Improvement Plan

As discussed in Note 24 of the Notes to Consolidated Financial Statements in the 2008 Annual Reports on Form 10-K, the Company began a business improvement process that included a comprehensive cost structure analysis of its operations and a benchmarking analysis to similar-sized utilities.  During 2007 and 2008, the Company implemented a series of initiatives designed to manage future operational costs, maintain financial strength and strengthen its regulated utilities.   The multi-phase process includes a business improvement plan to streamline internal processes and reduce the Company’s work force.  The utility-related process enhancements are designed to improve and centralize business functions.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has existing plans providing severance benefits to employees who are involuntarily terminated due to elimination of their positions.  Under SFAS 112, the severance benefits payable under the Company’s existing plans should be recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.  No significant costs were incurred during the three months ended March 31, 2009.  During the three months ended March 31, 2008, the Company recorded pre-tax severance benefits payable of $0.3 million and other costs, primarily consulting fees, related to the business improvement plan of $1.9 million.  Substantially all of these costs were recorded by PNMR.  As additional phases of the business improvement plan are developed, the associated costs will be analyzed and recorded.

(16)	Variable Interest Entities

Information regarding the Company’s assessment of potential variable interest entities is contained in Note 9 of Notes to the Consolidated Financial Statements in the 2008 Annual Reports on Form 10-K.

On April 18, 2007, PNM entered into a PPA to purchase all of the electric capacity and energy from Valencia, a natural gas-fired power plant near Belen, New Mexico.  Valencia became operational on May 30, 2008.  A third-party built, owns and operates the facility while PNM is the sole purchaser of the electricity generated. The total construction cost for the facility was $90.0 million. The term of the PPA is for 20 years beginning June 1, 2008, with the full output of the plant estimated to be 148 MW.  During the term of the PPA, PNM has the option to purchase and own up to 50% of the plant or the variable interest entity. PNM estimates that the plant will typically operate during peak periods of energy demand in summer (less than 18% of the time on an annual basis).  PNM is obligated to pay fixed O&M and capacity charges in addition to variable O&M charges under this PPA.  For the three months ended March 31, 2009, PNM paid $3.3 million for fixed charges and $0.8 million for variable charges.  PNM does not have any other financial obligations related to Valencia and creditors of Valencia do not have any recourse against PNM’s assets.

PNM has evaluated the accounting treatment of this arrangement and concluded that the third party entity that owns Valencia is a variable interest entity and that PNM is the primary beneficiary of the entity under FIN 46R since PNM will absorb the majority of the variability in the cash flows of the plant.  As the primary beneficiary, PNM has consolidated the entity in its financial statements beginning on the commercial operations date.  Accordingly, the assets, liabilities, operating expenses, and cash flows of Valencia are included in the consolidated financial statements of PNM although PNM has no legal ownership interest or voting control of the variable interest entity.  The owner’s equity and net income of Valencia are considered attributable to non-controlling interest.  PNM did not consolidate the variable interest entity prior to May 30, 2008 since PNM had no financial risk.

The Company adopted SFAS 160 beginning January 1, 2009.  SFAS 160 changes the way companies measure and present an acquisition of a non-controlling (minority) interest and changes in a controlling interest.  On the balance sheet, SFAS 160 results in minority interests being reflected in stockholders’ equity rather than as liabilities.  On the income statement, earnings attributable to minority interests are removed from net earnings to arrive at earnings attributable to the controlling interest.  PNM and PNMR have reclassified prior periods to be consistent with this presentation.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information for Valencia is as follows:

Results of Operations

Three Months Ended
March 31, 2009
(In thousands)

Operating revenues	$4,058
Operating expenses	(1,479)
Earnings attributable to non-controlling interest	$2,579

Financial Position

	March 31,	December 31,
	2009	2008
	(In thousands)

Current assets	$5,905	$9,925
Net property, plant and equipment	88,472	89,011
Total assets	94,377	98,936
Current liabilities	690	430
Owners’ equity – non-controlling interest	$93,687	$98,506

Changes in Owners Equity – Non-controlling Interest

Three Months Ended
March 31, 2009
(In thousands)

Balance at beginning of period	$98,506
Earnings attributable to non-controlling interest	2,579
Net equity transactions with Valencia’s owner	(7,398)
Balance at end of period	$93,687

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

MD&A FOR PNMR

BUSINESS AND STRATEGY

Overview

The overall strategy of PNMR is to “Build America’s Best Merchant Utility” through concentrated effort on its core regulated and unregulated electric businesses.  PNM sold its gas operations on January 30, 2009 and is now positioned to focus on its regulated electric business.  The growth of the unregulated electric business is expected through the further development of Optim Energy and from First Choice.

The focus on the electric businesses also includes environmental sustainability efforts.  These efforts are comprised of various components including environmental upgrades, energy efficiency, solar generating site and technology feasibility, expansion of the renewable energy portfolio of generation resources, and climate change.

Another initiative of PNMR is the separation of its merchant operations from PNM Electric, which will be accomplished in several steps.  In June 2008, PNMR completed the sale of certain wholesale power, natural gas and transmission contracts as an initial step in separating its merchant plant activities from PNM.  In addition, Luna and Lordsburg are required to be separated by January 1, 2010 under an existing NMPRC regulatory order.  PNM is proposing to the NMPRC that these units be included in retail rates beginning with PNM’s 2008 Electric Rate Case.  See Note 10. PVNGS Unit 3, which is not subject to the separation order, can remain in PNM.  PNM has entered into contracts for the sale of capacity and energy from its entire ownership interest in PVNGS Unit 3 through December 31, 2010.

Critical to PNMR’s success for the foreseeable future is the financial health of PNM, PNMR’s largest subsidiary.  As discussed in Note 10, on September 22, 2008, PNM filed its 2008 Electric Rate Case requesting the NMPRC to approve an increase in electric service rates to all PNM retail customers except those formerly served by TNMP. The proposed rates are designed to increase annual operating revenue by $123.3 million. PNM has also proposed a more customary FPPAC.  Stipulations have been executed with the NMPRC staff and other intervening parties that would resolve all issues in the rate case, including the inclusion of additional sources of power in determining rates.  The stipulation, if approved by the NMPRC, would allow for an increase in annual non-fuel revenues of $77.3 million, 65% of which would be implemented July 1, 2009 with the remainder implemented March 31, 2010.  Hearings before the NMPRC have been held and a decision is pending.  PNM is unable to predict the final outcome of this matter.

On April 6, 2009, the Governor of New Mexico signed Senate Bill 477 into law, which will become effective June 19, 2009.  SB 477 is designed to promote more timely recovery of reasonable costs of providing utility service in two ways.  First, SB 477 requires the NMPRC, when setting rates, to use the test period that best reflects the conditions the utility will experience when new rates are anticipated to go into effect.  The NMPRC is required to give due consideration that a future test period may be the one that best meets this test.  A future test period is defined as one that begins no later than the time new rates are to go into effect.  Traditionally, the NMPRC has used an historical test period, adjusted for known and measurable changes occurring within five months after the end of the test period, which reflects costs that could be up to two years old at the time new rates become effective.  Second, SB 477 requires the NMPRC to include construction work in progress in rate base, without an offset for allowance for funds used during construction, for environmental improvement projects and generation and transmission projects for which a certificate of public convenience and necessity has been issued.   This provision will allow utilities to collect costs as projects are being built rather than waiting until they are finished to include them in rate base, so long as the projects will be used and useful no later than two years after the rate case seeking inclusion is filed.

On August 29, 2008, TNMP filed with the PUCT for an $8.7 million increase in revenues.  In its request, TNMP also asked for permission to implement a catastrophe reserve fund similar to those approved for other transmission and distribution companies in Texas. Catastrophe funds help pay for a utility system’s recovery from natural disasters and acts of terrorism.  Once the rate case is finalized by the PUCT, TNMP may update its transmission rates annually to reflect changes in its invested capital.  The PUCT issued a preliminary order permitting TNMP to file supplemental testimony on costs caused by Hurricane Ike and costs related to financing completed in March 2009. The supplemental testimony was filed on March 31, 2009, which requested an additional revenue increase of $15.7 million.  A hearing on the rate case is scheduled for June 2009.  TNMP is unable to predict the outcome of this matter.

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

The recent and unprecedented disruption in the credit markets has had a significant adverse impact on numerous financial institutions, including several of the financial institutions that the Company deals with. However, at this point in time, the Company’s existing liquidity instruments have not been materially impacted by the credit environment and management does not expect that it will be materially impacted in the near future. The Company is closely monitoring its liquidity and the credit markets.  In addition, there has been a significant decline in the level of prices of marketable equity securities, including those held in trusts maintained for future payments of benefits under pension and retiree medical plans.  The stock market decline will likely result in increased levels of funding and expense applicable to these trusts.

In the last half of 2008 and early 2009, global economic conditions deteriorated dramatically, encompassing the U.S. residential housing market, and global and domestic equity and credit markets.  The tightening of the credit markets coupled with extreme volatility in commodity markets has had a direct, negative impact on several of First Choice’s competitors in the ERCOT retail market.

Optim Energy

PNMR’s strategy for unregulated operations is focused on some of the nation’s growing power markets.  PNMR intends to capitalize on the growth opportunities in these markets through its participation and ownership in Optim Energy.  Optim Energy’s anticipated business lines will consist of:

•	Development, operation and ownership of diverse generation assets
•	Wholesale marketing to optimize its assets

RESULTS OF OPERATIONS

Executive Summary

A summary of net earnings (loss) attributable to PNMR is as follows:

	Three Months Ended March 31,
	2009	2008	Change
	(In millions, except per share amounts)
Earnings (loss) from continuing operations	$13.7	$(71.1)	$84.8
Earnings from discontinued operations, net of income taxes	81.7	22.5	59.2
Net earnings (loss)	$95.4	(48.6)	$144.0
Average common and common equivalent shares outstanding	91.4	76.9	14.5
Earnings (loss) from continuing operations per diluted share	$0.15	$(0.93)	$1.08
Net earnings (loss) per diluted share	$1.04	$(0.63)	$1.67

The components of the change in earnings (loss) from continuing operations attributable to PNMR (in millions) are:

PNM Electric	$22.0
TNMP Electric	(2.3)
First Choice	31.1
Corporate and Other	18.0
Optim Energy	16.0
Net change	$84.8

Detailed information regarding the changes in earnings (loss) from continuing and discontinued operations are included in the segment information below. The increase in the number of common and common equivalent shares is primarily due to PNMR’s convertible preferred stock.  See Note 5 of Notes to Consolidated Financial Statements in the 2008 Annual Reports on Form 10-K.

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

PNM Electric

The table below summarizes operating results for PNM Electric:

	Three Months Ended March 31,
	2009	2008	Change
	(In millions)
Total revenues	$232.0	$252.7	$(20.7)
Cost of energy	101.5	135.7	(34.2)
Gross margin	130.4	117.0	13.5
Other operating expenses	97.5	126.6	(29.1)
Depreciation and amortization	22.4	21.0	1.4
Operating income (loss)	10.5	(30.6)	41.1
Other income (deductions)	1.0	0.6	0.4
Net interest charges	(17.2)	(14.1)	(3.1)
Earnings (loss) before income taxes	(5.7)	(44.1)	38.4
Income (taxes) benefit	3.3	17.1	(13.8)
Preferred stock dividend requirements	(0.1)	(0.1)	-
Valencia non-controlling interest	(2.6)	-	(2.6)
Segment earnings (loss)	$(5.1)	$(27.1)	$22.0

The table below summarizes the significant changes to total revenues, cost of energy, and gross margin:

	2009/2008 Change
	Total	Cost of	Gross
	Revenues	Energy	Margin

Regulated fuel costs and rate recovery	$(0.2)	$(26.9)	$26.7
Unregulated margins	(53.4)	(52.8)	(0.6)
Net unrealized economic hedges	32.9	49.6	(16.7)
Consolidation of Valencia PPA	-	(4.1)	4.1
Total increase (decrease)	$(20.7)	$(34.2)	$13.5

The following table shows PNM Electric operating revenues by customer class, including intersegment revenues and average number of customers:

	Three Months Ended March 31,
	2009	2008	Change
	(In millions, except customers)
Residential	$73.7	$71.2	$2.5
Commercial	69.9	67.5	2.4
Industrial	19.0	25.8	(6.8)
Public authority	4.4	3.5	0.9
Other retail	3.0	2.8	0.2
Transmission	7.7	6.5	1.2
Firm requirements wholesale	7.6	12.3	(4.7)
Other sales for resale	43.5	93.6	(50.1)
Mark-to-market activity	3.2	(30.5)	33.7
	$232.0	$252.7	$(20.7)
Average retail customers (thousands)	498.0	494.1	3.9

The following table shows PNM Electric GWh sales by customer class:

	Three Months Ended March 31,
	2009	2008	Change
	(Gigawatt hours)
Residential	795.7	857.7	(62.0)
Commercial	855.5	910.3	(54.8)
Industrial	355.2	441.8	(86.6)
Public authority	58.8	59.6	(0.8)
Other retail	-	-	-
Transmission	-	-	-
Firm requirements wholesale	183.6	295.0	(111.4)
Other sales for resale	1,060.1	1,438.5	(378.4)
Mark-to-market activity	-	-	-
	3,308.9	4,002.9	(694.0)

In 2009, PNM electric’s regulated revenues increased associated with the base rate increase and implementation of a FPPAC during second quarter 2008.  However, these increases in revenues were more than offset by decreased residential and commercial loads driven by lower per-customer usage and warmer temperatures and reduced operations of a major industrial customer.

Increased availability of base-load power plants in 2009 contributed to lower costs to serve regulated customers.  The weighted-average equivalent availability factor at these plants was 81.2% in the first quarter of 2009, compared to 66.7% in the same period last year.   The increase in lower-cost generation associated with lower retail loads to serve resulted in significant savings to cost of energy and margins.

Unregulated revenues and cost of energy related to unregulated margins decreased due to the sale of the merchant portfolio in June 2008.  Unregulated revenues and margins increased due to more favorable pricing terms under the forward sales agreement at PVNGS, but were more than offset by decreased revenues and margins due to lower market prices achieved from sales from unregulated assets and costs incurred under the Valencia PPA.

Changes in net unrealized gains and losses on economic hedges were driven by decreasing gas and electric prices in the first quarter of 2009 on open positions, coupled with unrealized gains recorded in the same period last year on merchant contracts that were sold in the second quarter of 2008.

PNM Electric currently analyzes results associated with the Valencia PPA, which is not subject to regulation by the NMPRC, as costs of energy. See Note 10 for discussion of the proposed inclusion of Valencia PPA in regulation. Cost of energy is reduced due to the Valencia PPA being consolidated under FIN 46R.  See Note 16.  Consolidation results in amounts being reflected as operating expenses and non-controlling interest that otherwise would have been included in cost of energy if Valencia was not consolidated.

Operating expenses decreased due to regulatory disallowances recorded in 2008 from the NMPRC’s rate order dated April 24, 2008, which included write-offs of $10.6 million for deferred costs of RECs and $19.6 million for coal mine decommissioning costs.  See Note 10 for discussion of appeal of these matters to the New Mexico Supreme Court.  Administrative and general expenses have increased due to medical and pension expenses, which are offset by lower energy production costs related to timing of a major outage in the first quarter of 2008 at PVNGS.

In 2009, depreciation expense increased primarily due to the completion of the environmental upgrades on Units 1 and 3 at SJGS.  The environmental upgrade of SJGS Unit 2 was completed as of March 31, 2009.  This completes the environmental upgrades on all four units at SJGS.

Interest charges increased in 2009 related to higher borrowings at higher long-term interest rates.

TNMP Electric

The table below summarizes the operating results for TNMP Electric:

	Three Months Ended March 31,
	2009	2008	Change

Total revenues	$41.2	$42.2	$(1.0)
Cost of energy	8.6	7.8	0.8
Gross margin	32.6	34.4	(1.8)
Other operating expenses	17.9	15.5	2.4
Depreciation and amortization	8.6	8.4	0.2
Operating income	6.1	10.6	(4.5)
Other income (deductions)	0.4	0.4	-
Net interest charges	(4.1)	(5.0)	0.9
Earnings before income taxes	2.4	6.0	(3.6)
Income (taxes)	(1.0)	(2.3)	1.3
Segment earnings	$1.4	$3.7	$(2.3)

The table below summarizes the significant changes to total revenues, cost of energy, and gross margin:

	2009/2008 Change
	Total	Cost of	Gross
	Revenues	Energy	Margin

Customer usage/load	$(1.7)	$-	$(1.7)
Other	0.7	0.8	(0.1)
Total increase (decrease)	$(1.0)	$0.8	$(1.8)

The following table shows TNMP Electric operating revenues by customer class, including intersegment revenues, and average number of customers:

	Three Months Ended March 31,
	2009	2008	Change
	(In millions, except customers)
Residential	$14.4	$15.3	$(0.9)
Commercial	16.0	16.6	(0.6)
Industrial	3.0	3.2	(0.2)
Other	7.8	7.1	0.7
	$41.2	$42.2	$(1.0)
Average customers (thousands) (1)	230.1	227.4	2.7

(1)
Under TECA, customers of TNMP Electric in Texas have the ability to choose First Choice or any other REP to provide energy.  The average customers reported above include 90,398 and 124,349 customers of TNMP Electric for the three months ended March 31, 2009 and 2008, who have chosen First Choice as their REP.  These customers are also included in the First Choice segment.

The following table shows TNMP Electric GWh sales by customer class:

	Three Months Ended March 31,
	2009	2008	Change
	(Gigawatt hours(1))
Residential	509.8	538.5	(28.7)
Commercial	460.3	473.7	(13.4)
Industrial	424.1	543.1	(119.0)
Other	25.8	26.5	(0.7)
	1,420.0	1,581.8	(161.8)

(1)
The GWh sales reported above include 248.3 and 395.0 GWhs for the three months ended March 31, 2009 and 2008 used by customers of TNMP Electric, who have chosen First Choice as their REP.  These GWhs are also included below in the First Choice segment.

Decreases in retail sales and margin were driven by lower consumption per customer and milder weather.   Other changes to revenues, cost of energy and gross margin relate to transmission prices charges to and from other transmission and distribution providers.

Operating expenses increased in 2009 related to higher pension and medical expenses and escalation of labor and administrative costs.

Repayment of long-term debt outstanding in second quarter 2008 with short-term borrowings at lower interest costs resulted in savings in interest charges.  As described in Note 7, TNMP issued $315.5 million aggregate principal amount of long-term debt that bears interest at rates above the short-term debt rates during the three months ended March 31, 2009, which will result in increased interest expense in future periods.

PNM Gas

The table below summarizes the operating results for PNM Gas, which is classified as discontinued operations in the Condensed Consolidated Statements of Earnings (Loss):

	Three Months Ended March 31,
	2009	2008	Change
	(In millions)
Total revenues	$65.7	$220.5	$(154.8)
Cost of energy	44.7	160.8	(116.1)
Gross margin	21.0	59.6	(38.6)
Other operating expenses	5.8	21.4	(15.6)
Depreciation and amortization	-	-	-
Operating income	15.2	38.2	(23.0)
Other income (deductions)	0.3	0.9	(0.6)
Net interest charges	(1.0)	(3.0)	2.0
Gain on disposal	111.0	-	111.0
Earnings before income taxes	125.5	36.2	89.3
Income (taxes)	(43.8)	(13.7)	(30.1)
Segment earnings (loss)	$81.7	$22.5	$59.2

PNM completed the sale of the PNM Gas business on January 30, 2009.  The Company is reporting this segment as discontinued operations as required under GAAP.  PNM Gas purchased natural gas in the open market and sold it at no profit to its sales-service customers. As a result, increases or decreases in gas revenues driven by gas costs did not impact the gross margin or operating income of PNM Gas. Increases or decreases to gross margin caused by changes in sales-service volumes represented margin earned on the delivery of gas to customers based on regulated rates.

As a result of the sale, the above table reflects operations from the PNM Gas business from January 1 through January 30, 2009, compared to a full quarter of operations in 2008.  Milder weather combined with lower usage-per customer reduced overall sales volumes in 2009 when compared to the same period in the prior year.  A pre-tax gain of $111.0 million was recognized on the sale of the PNM Gas business.

First Choice

The table below summarizes the operating results for First Choice:

	Three Months Ended March 31,
	2009	2008	Change
	(In millions)
Total revenues	$122.2	$84.2	$38.0
Cost of energy	80.4	105.3	(24.9)
Gross margin	41.8	(21.1)	62.9
Other operating expenses	29.3	15.5	13.8
Depreciation and amortization	0.5	0.5	-
Operating income (loss)	11.9	(37.0)	48.9
Other income (deductions)	-	0.4	(0.4)
Net interest charges	(1.0)	(0.3)	(0.7)
Earnings (loss) before income taxes	10.9	(36.9)	47.8
Income (taxes) benefit	(3.9)	12.8	(16.7)
Segment earnings (loss)	$7.0	$(24.1)	$31.1

The following table summarizes the significant changes to total revenues, cost of energy, and gross margin:

	2009/2008 Change
	Total	Cost of	Gross
	Revenues	Energy	Margin
Weather	$(0.6)	$(0.5)	$(0.1)
Customer growth/usage	(19.7)	(11.9)	(7.8)
Retail margins	11.3	(18.3)	29.6
Trading margins	47.0	-	47.0
Unrealized economic hedges	-	5.8	(5.8)
Total increase (decrease)	$38.0	$(24.9)	$62.9

The following table shows First Choice operating revenues by customer class, including intersegment revenues, and actual number of customers:

	Three Months Ended March 31,
	2009	2008	Change
	(In millions, except customers)
Residential	$76.0	$76.7	$(0.7)
Mass-market	8.3	15.9	(7.6)
Mid-market	32.1	35.6	(3.5)
Trading gains (losses)	(0.1)	(47.1)	47.0
Other	5.9	3.1	2.8
	$122.2	$84.2	$38.0
Actual customers (thousands) (1,2)	246.7	257.1	(10.4)

(1)	See note above in the TNMP Electric segment discussion about the impact of TECA.

(2)
Due to the competitive nature of First Choice’s business, actual customer count at March 31 is presented in the table above as a more representative business indicator than the average customers that are shown in the table for TNMP customers.

The following table shows First Choice GWh electric sales by customer class:

	Three Months Ended March 31,
	2009	2008	Change
	(Gigawatt hours) (1)
Residential	501.8	563.7	(61.9)
Mass-market	42.0	94.9	(52.9)
Mid-market	248.7	278.8	(30.1)
Other	2.3	4.4	(2.1)
	794.8	941.8	(147.0)

(1)	See note above in the TNMP Electric segment discussion about the impact of TECA.

An increase in the average sales price over 2008 levels and significantly lower purchased power costs resulted in an increase in retail margins.  A decrease in customers and lower MWh sales reduced revenues for the first quarter of 2009.  Other revenues have also increased as a result of higher miscellaneous fees in 2009.  Gains or losses on unrealized economic hedges represent unrealized fair value estimates related to forward energy contracts and are not necessarily indicative of the amounts that will be realized upon settlement.  In the first quarter of 2008, First Choice had gains on economic hedges of $5.8 million more than in 2009.

The losses in the first quarter of 2008 were primarily the result of a series of speculative forward trades that arbitraged basis differentials among certain ERCOT delivery zones that decreased trading margins by $47.1 million.  Because of continued market volatility and concern that the forward basis market would continue to deteriorate, First Choice ended any further speculative trading in 2008.  No significant additional costs have been incurred in 2009 and none are expected in the future related to speculative trading.

The allowance for uncollectible accounts and related bad debt expense is based on collections and write-off experience.  Due to economic conditions, higher average final bills, and an increase in customer churn, the default rates experienced late in 2008 and continuing in 2009 rose significantly.  As a result, bad debt expense increased, which reduced segment earnings by $10.7 million in the first quarter of 2009 compared to 2008.   Management of First Choice is currently addressing the bad debt situation by undertaking several initiatives in 2009 to reduce bad debt expense.  These initiatives include efforts to reduce the default rate experienced for customers switching to another REP combined with renewed focus on identifying new customer prospects, who are more likely to demonstrate desired payment behavior.  In addition, possible regulatory changes are under discussion with the PUCT that would impede a customer's ability to switch REPs until past due balances are paid.

Increased operational costs, largely attributable to customer acquisition expenses and related services, in the first quarter of 2009 resulted in a decrease in segment earnings compared to the first quarter of 2008.

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended March 31,
	2009	2008	Change
	(In millions)
Total revenues	$(9.5)	$(14.6)	$5.1
Cost of energy	(9.3)	(14.4)	5.1
Gross margin	(0.2)	(0.2)	-
Other operating expenses	(6.1)	(2.5)	3.6
Depreciation and amortization	4.5	4.2	(0.3)
Operating income (loss)	1.4	(1.9)	3.3
Equity in net earnings (loss) of Optim Energy	1.4	(25.1)	26.5
Other income (deductions)	20.2	(2.6)	22.8
Net interest charges	(6.6)	(8.4)	1.8
Earnings (loss) before income taxes	16.4	(38.1)	54.5
Income (taxes) benefit	(6.1)	14.4	(20.5)
Segment earnings (loss)	$10.3	$(23.7)	$34.0

The Corporate and Other Segment includes consolidation eliminations of revenues and cost of energy between business segments, primarily related to TNMP’s sale of transmission to First Choice.

Other operating expenses decreased in the three months ended March 31, 2009 compared to 2008 primarily due to $2.9 million of costs associated with initial costs to achieve savings, such as severances and consulting charges related to the business improvement plan, that were incurred in 2008 but not in 2009.  The decrease includes an offset to depreciation expense described below.  Favorable variances also include $0.4 million for a building lease that is offset as a result of allocation of these costs to other business segments.

Depreciation expense increased $0.3 million in the three months ended March 31, 2009 compared to 2008 related to an increase in asset base, which is offset in other operating expenses as a result of allocation of these costs to other business segments.

Corporate and Other results include earnings associated with Optim Energy.  Further explanation of equity in Optim Energy’s results of operations is shown below.

Other income and deductions increased in 2009 compared to 2008 primarily due to a $15.0 million fee received upon termination of the CRHC acquisition agreement and a gain of $7.5 million on the re-acquisition of $157.4 million of PNMR’s 9.25% senior unsecured notes.

Interest charges decreased in 2009 compared to 2008 primarily due to lower short-term borrowings and rates creating a favorable variance of $3.7 million. The favorable variance is offset by higher long term interest rates on senior unsecured notes that were re-marketed in 2008 resulting in increased expense of $1.6 million after reflecting the re-acquisition of $157.4 million of that debt in February 2009.

Optim Energy

The table below summarizes the operating results for Optim Energy:

	Three Months Ended March 31,		2009/2008
	2009	2008	Change
		(In millions)

Total revenues	$78.4	$87.8	$(9.4)
Cost of energy	45.7	110.9	(65.2)
Gross margin	32.7	(23.1)	55.8
Other operating expenses	19.3	14.4	4.9
Depreciation and amortization	7.7	7.6	0.1
Operating income (loss)	5.7	(45.1)	50.8
Other income	0.1	0.3	(0.2)
Net interest charges	(2.5)	(6.6)	4.1
Earnings (loss) before income taxes	3.3	(51.4)	54.7
Income (tax) benefit on margin	(0.2)	0.4	(0.6)
Net earnings (loss)	$3.1	$(51.0)	$54.1

50 percent of net earnings (loss)	$1.6	$(25.5)	$27.1
Plus amortization of basis difference in Optim Energy	(0.2)	0.4	(0.6)
PNMR equity in net earnings (loss) of Optim Energy	$1.4	$(25.1)	$26.5

Optim Energy has a hedging program that covers a multi-year period.  The level of hedging at any given time varies depending on current market conditions and other factors.  Economic hedges that do not qualify for or are not designated as cash flow hedges or normal purchases/sales under SFAS 133 are derivative instruments that are required to be marked-to-market.  Due to the extreme market volatility experienced in the first quarter of 2008 in the ERCOT market, Optim Energy made the decision to exit its speculative trading business and close out its speculative trading positions.  Optim Energy incurred settled and forward speculative losses of $2.4 million in the first quarter of 2008.  The forward mark-to-market valuations on economic hedges resulted in a $56.5 million favorable variance in the first quarter of 2009 compared to the same period in 2008.

Altura (Twin Oaks) and Altura Cogen generation stations are Optim Energy’s core business.  The generation stations had strong performance during the first quarter of 2009; however, Altura had a scheduled outage that did not occur in the first three months of 2008.  This impacted both gross margin and operating expenses in 2009 compared to 2008.  In addition, operating expenses further increased in 2009 due to an increase in the number of employees and related costs.

Management evaluates the results of operation of Optim Energy on an earnings before interest, income taxes, depreciation, and amortization (“EBITDA”) basis.  In this evaluation of Optim Energy, management also excludes purchase accounting amortization included in gross margin related to contracts and emission allowances that were recorded in accordance with SFAS 141.  SFAS 141 requires that Optim Energy individually value each asset and liability received in the Altura and Altura Cogen transactions and initially record them on its balance sheet at the determined fair value.  For both transactions, this results in a significant amount of amortization for contracts acquired that were out of market and emission allowances, that while acquired from government programs without cost to the plants, have significant market value.  Amortization related to out of market contracts decreased total operating revenues by $3.1 million in 2009.  Amortization for out of market contracts will continue through the expiration of each contract, which is 2010 for Altura and 2021 for Altura Cogen.  In addition, 2009 cost of energy includes $1.3 million of amortization related to emission allowances acquired in the 2007 transactions.  The amortizations for emission allowances will be recorded as the allowances are used in plant operations, sold, expire or become obsolete.

The contribution of Altura created a basis difference between PNMR’s recorded investment in Optim Energy and 50 percent of Optim Energy’s equity.  The PNMR net earnings impact does not equal 50 percent of the Optim Energy amortization because of this basis difference.  While the portion of the basis difference related to contract amortization will only continue through 2010, other basis differences, including a difference related to emission allowances, will continue to exist through the life of the Altura plant.  The basis difference adjustment detailed above relates primarily to contract amortization with insignificant offsets related to the other minor basis difference components.

On January 6, 2009, LCC filed for bankruptcy protection under Chapter 11 of the US Bankruptcy Code.  LCC is Optim Energy’s counterparty in several agreements for power and steam sales.  In addition, LCC leases Optim Energy the land for the Altura Cogen facility and provides other services, including water, to that facility.  The pre-petition net amount due from LCC as of March 31, 2009 is immaterial to Optim Energy’s results and has been fully reserved.  LCC has continued to perform under the existing contracts since the filing.

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the three months ended March 31, 2009 compared to 2008 are summarized as follows:

	Three Months Ended March 31,
	2009	2008	Change
		(In millions)
Net cash flows from:
Operating activities	$(15.3)	$24.8	$(40.1)
Investing activities	560.7	(67.9)	628.6
Financing activities	(615.6)	53.0	(668.6)
Net change in cash and cash equivalents	$(70.2)	$10.0	$(80.1)

The change in PNMR’s cash flows from operating activities relates primarily to the payment of December 31, 2008 accruals in 2009, primarily related to higher coal and purchase power costs. The sale of PNM Gas also contributed to the decrease as the Company benefited from only one month of operations in 2009 versus three months in 2008. The decrease was partially offset by $15.0 million PNMR received in 2009 due to the termination of the CRHC acquisition agreement and reduced interest payments at PNM and PNMR related to lower borrowings as discussed below.

The changes in cash flows from investing activities relates primarily to the proceeds from the sale of PNM Gas. Reduced utility plant additions in 2009, mostly at PNM, also contributed to the change.

The changes in cash flows from financing activities relates primarily to the use of the proceeds from the sale of PNM Gas to retire short-term borrowings at PNM and PNMR, as well as the retirement of long term borrowings at PNMR. At TNMP, the retirement of both short-term and long-term borrowings was financed by new long-term borrowings.

Financing Activities

See Note 7 for information concerning the Company’s financing activities during the three months ended March 31, 2009.  Additional information on the Company’s financing activities in contained in Note 6 of Notes to Consolidated Financial Statements in the 2008 Annual Report on Form 10-K

Capital Requirements

Total capital requirements consist of construction expenditures and cash dividend requirements for both common and preferred stock.  PNMR’s Series A convertible preferred stock is entitled to receive dividends equivalent to any dividends paid on PNMR common stock as if the preferred stock had been converted into common stock.  The main focus of PNMR’s current construction program is upgrading generation resources, including pollution control equipment, upgrading and expanding the electric and gas transmission and distribution systems, and purchasing nuclear fuel.  Projections, including amounts expended through March 31, 2009, for total capital requirements for 2009 are $352.6 million, including construction expenditures of $306.5 million.  Total capital requirements for the years 2009-2013 are projected to be $1,618.7 million, including construction expenditures of $1,388.1 million.  This projection includes $18.0 million for the recently completed SJGS environmental project to install low NOX combustion control and mercury reduction technologies, as well as equipment to increase SO2 controls. These amounts do not include forecasted construction expenditures of Optim Energy.  These estimates are under continuing review and subject to on-going adjustment, as well as to board review and approval.

During the first three months of 2009, the Company utilized cash generated from operations and cash on hand, as well as its liquidity arrangements and proceeds from the sale of PNM Gas, to meet its capital requirements, including construction expenditures, and the financing activities described in Note 7.

As discussed in Note 11, Optim Energy is co-developing a generating unit for which its share of the construction costs is anticipated to be approximately $215 million, including financing costs, of which $195.3 million has been incurred through March 31, 2009.  PNMR currently anticipates that the remaining amounts for financing the co-development will be obtained from Optim Energy’s operating cash flows or Optim Energy’s credit facility.  At some future date and depending on appropriate market conditions, Optim Energy may arrange long-term financing of a mix of debt and equity.  If Optim Energy undertakes additional projects, which require funds that would exceed the capacity of its current credit facility and Optim Energy is unable to obtain additional financing capabilities, PNMR and ECJV may be asked to provide additional funding, but such funding would be at the option of PNMR and ECJV.  PNMR is unable to predict if additional funding will be required or, if required, the amount or timing of additional funds that would be provided to Optim Energy.

Liquidity

PNMR’s liquidity arrangements include the PNMR Facility and the PNM Facility both of which primarily expire in 2012 and the TNMP Revolving Credit Facility, which expires in April 2011.  These facilities provide short-term borrowing capacity and also allow letters of credit to be issued, which reduce the available capacity under the facilities.  Both PNMR and PNM also have lines of credit with local financial institutions. PNMR and PNM also have commercial paper programs under which they may issue commercial paper although these programs have been suspended.  In addition, PNM has long-term debt aggregating $36.0 million that is scheduled for mandatory repurchase and remarketing in July 2009.  The Company is exploring financial alternatives to meet these obligations.

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

In addition to cash received from the sale of PNM Gas, the financings described in Note 7, and its internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2010-2013 period.

The Company’s ability, if required, to access the capital markets at a reasonable cost and to provide for other capital needs is largely dependent upon its ability to earn a fair return on equity, its results of operations, its credit ratings, its ability to obtain required regulatory approvals and conditions in the financial markets.

A summary of these arrangements as of April 30, 2009 is as follows:

	PNMR	PNM	TNMP	PNMR
	Separate	Separate	Separate	Consolidated
		(In millions)
Financing Capacity:
Revolving credit facility	$600.0	$400.0	$75.0	$1,075.0
Local lines of credit	10.0	8.5	-	18.5
Total financing capacity	$610.0	$408.5	$75.0	$1,093.5

Commercial paper program maximum	$400.0	$300.0	$-	$700.0

Amounts outstanding as of April 30, 2009:
Commercial paper program	$-	$-	$-	$-
Revolving credit facility	135.0	-	-	135.0
Local lines of credit	4.1	-	-	4.1
Total short-term debt outstanding	139.1	-	-	139.1

Letters of credit	80.3	22.7	1.5	104.5

Total short term-debt and letters of credit	$219.4	$22.7	$1.5	$243.6

Remaining availability as of April 30, 2009	$390.6	$385.8	$73.5	$849.9
Cash investments as of April 30, 2009	$-	$17.1	$-	$17.1

The above table excludes intercompany debt.  The remaining availability under the revolving credit facilities varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.  LBB was a lender under the PNMR Facility and the PNM Facility.  LBH, the parent of LBB, has filed for bankruptcy protection.  Subsequent to the bankruptcy filing by LBH, LBB declined to fund a borrowing request under the PNMR Facility amounting to $5.3 million. The above availability includes $26.3 million that represents the unfunded portion of the PNMR Facility attributable to LBB.

  For offerings of debt and equity securities registered with the SEC, PNMR has two effective shelf registration statements, one expiring in August 2009 for equity and one expiring in April 2011 for debt.  These shelf registration statements have unlimited availability and can be amended to include additional securities, subject to certain restrictions and limitations.  PNMR can also offer new shares of PNMR common stock through the PNM Resources

Direct Plan and an equity distribution agreement.  PNMR has suspended the equity distribution agreement due to market conditions.  In April 2008, PNM filed a new shelf registration statement for the issuance of up to $750.0 million of senior unsecured notes that was declared effective on April 29, 2008.  As of April 30, 2009, PNM had $600.0 million of remaining unissued securities registered under this and a prior shelf registration statement.

As discussed above and in Note 7, the recent disruption in the current credit markets has had a significant adverse impact on a number of financial institutions and several of the financial institutions that the Company deals with have been impacted. However, at this point in time, the Company’s liquidity has not been materially impacted by the current credit environment and management does not expect that it will be materially impacted in the near-future.

Off-Balance Sheet Arrangements

PNMR’s off-balance sheet arrangements include PNM’s operating lease obligations for PVNGS Units 1 and 2, the EIP transmission line, and the entire output of Delta, a gas-fired generating plant.  These arrangements help ensure PNM the availability of lower-cost generation needed to serve customers.  See MD&A – Off-Balance Sheet Arrangements and Note 7 of Notes to Consolidated Financial Statements in the 2008 Annual Report on Form 10-K.

Commitments and Contractual Obligations

PNMR, PNM and TNMP have contractual obligations for long-term debt, operating leases, purchase obligations and certain other long-term liabilities. See MD&A – Commitments and Contractual Obligations in the 2008 Annual Report on Form 10-K.

Contingent Provisions of Certain Obligations

As discussed in the 2008 Annual Reports on Form 10-K, PNMR, PNM and TNMP have a number of debt obligations and other contractual commitments that contain contingent provisions.  Some of these, if triggered, could affect the liquidity of the Company.  The contingent provisions include contractual increases in the interest rate charged on certain of the Company’s short-term debt obligations in the event of a downgrade in credit ratings and the requirement to provide security under certain contractual agreements. The Company believes its financing arrangements are sufficient to meet the requirements of the contingent provisions.

Capital Structure

The capitalization tables below include the current maturities of long-term debt, but do not include operating lease obligations as debt.

	March 31,	December 31,
	2009	2008
PNMR
PNMR common stockholders’ equity	49.9%	49.3%
Convertible preferred stock	3.0%	3.0%
Preferred stock of subsidiary	0.3%	0.3%
Long-term debt	46.8%	47.4%
Total capitalization	100.0%	100.0%

PNM
PNM common stockholder’s equity	51.6%	55.7%
Preferred stock	0.5%	0.5%
Long-term debt	47.9%	43.8%
Total capitalization	100.0%	100.0%

TNMP
Common equity	57.9%	71.6%
Long-term debt	42.1%	28.4%
Total capitalization	100.0%	100.0%

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

Given the geographic location of our facilities and customers, we generally have not been exposed to the extreme weather events, and other physical impacts commonly attributed to climate change, with the possible exception of drought conditions periodically, and we generally do not expect physical changes to be of material consequence to us in the near-term. Drought conditions in northwestern New Mexico could impact the availability of water for cooling the coal plants.  Water shortage sharing agreements have been in place since 2003 although no shortage has been declared due to sufficient snow pack in the San Juan Basin.  PNM also has a supplemental water contract in place with the Jicarilla Tribe to help address any water shortages from primary sources. The contract expires December 31, 2016.

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

In December 2008, New Energy Economy (“NEE”), a non-profit environmental advocacy organization, petitioned the New Mexico Environmental Improvement Board (“EIB”) to amend existing regulations and adopt new regulations requiring a cap on GHG, including a statewide GHG limit of 25% below 1990 levels by 2020.  The program provides for an absolute cap without the ability to purchase allowances from other entities to cover GHG.  The EIB ordered legal briefs to be filed on the issue of the EIB’s authority to regulate GHG.  After review of the briefs and a hearing in April 2009, the EIB decided it does have authority to regulate GHG.  During the hearing, the EIB asked NEE if NEE would consider amending NEE’s proposed regulation to be a cap and trade program, and NEE agreed to do so.  The EIB decided that an August 2009 hearing was too soon and will decide on a hearing date at the EIB’s May 2009 meeting.

  Also in February 2009, legislation was introduced in the New Mexico legislature proposing to require the implementation by EIB of a cap and trade system designed to reduce GHG. This legislation died in committee during the session.  The New Mexico House of Representatives did pass a memorial, which requests the New Mexico Legislative Council to direct the appropriate committee to study the WCI final design recommendations as well as federal proposals relating to reducing GHG.  The memorial is a study of impacts and not a regulation. The memorial further states that the committee is requested to report its findings and recommendations to the New Mexico legislature by December 2010.

On April 17, 2009, the EPA released its proposed endangerment finding stating that the atmospheric concentrations of six key greenhouse gases (carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride) endanger the public health and welfare of current and future generations.  The EPA believes that science shows that the high levels of these six greenhouse gases are clearly the result of human emissions and are very likely the cause of the increase in average temperatures and other climatic changes.   The EPA also found that the combined emissions of carbon dioxide, methane, nitrous oxides, and hydrofluorcarbons from new motor vehicles contribute to the atmospheric concentration of these greenhouse gases and to climate change.   The proposed findings do not by themselves impose any requirements on industry or other entities, but the findings do set the groundwork for the EPA to regulate GHG from new and existing stationary sources such as power plants and for new motor vehicles under the Clean Air Act.

The regulation of GHG is expected to have a material impact on the utility industry both in terms of increased costs associated with fossil fuels and increased opportunities associated with fuels other than fossil fuels, but it is premature to attempt to quantify the possible costs and other implications of these impacts on the Company.

Other Matters

As discussed under Employees in Item 1. Business in the 2008 Annual Reports on Form 10-K, PNM had a collective bargaining agreement with the IBEW that expired April 30, 2009. The IBEW and PNM reached a tentative agreement on May 1, 2009 for the period of May 1, 2009 to April 30, 2012. The tentative agreement includes wage increase provisions of 2% for 2009, 2010 and 2011 effective on May 1 of each year.  The IBEW has agreed to present the tentative agreement to its membership for a vote and recommend its ratification. The parties have agreed to extend the current contract for 14 days to provide employees adequate time to consider and vote on ratification of the tentative agreement. The IBEW has advised that the vote will take place by May 14, 2009.

See Notes 9 and 10 herein and Notes 16, 17 and 18 in the 2008 Annual Reports on Form 10-K for a discussion of commitments and contingencies, rate and regulatory matters and environmental issues facing the Company.

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

As of March 31, 2009, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s Annual Reports on Forms 10-K for the year ended December 31, 2008.  The policies disclosed included unbilled revenues, regulatory accounting, impairments, decommissioning costs, derivatives, pension and other postretirement benefits, accounting for contingencies, income taxes, and market risk.

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

•	The recession, its consequent extreme disruption in the credit markets, and its impacts on the electricity usage of the Company’s customers,
•	State and federal regulatory and legislative decisions and actions, including the PNM and TNMP electric rate cases filed in 2008 and appeals of prior regulatory proceedings,
•	The performance of generating units, including PVNGS, SJGS, Four Corners, and Optim Energy generating units, and transmission systems,
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
•
The risk that the Company and Optim Energy may have to commit to substantial capital investments and additional operating costs to comply with new environmental control requirements including possible future requirements to address concerns about global climate change,

•
The risks associated with completion of generation, including the Optim Energy Cedar Bayou Generating Station Unit 4, transmission, distribution, and other projects, including construction delays and unanticipated cost overruns,

•	The outcome of legal proceedings,
•	Changes in applicable accounting principles, and
•	The performance of state, regional, and national economies.

Any material changes to risk factors occurring after the filing of PNMR’s, PNM’s, or TNMP’s 2008 Annual Report on Form 10-K are disclosed in Item 1A, Risk Factors, in Part II of this Form 10-Q.

For information about the risks associated with the use of derivative financial instruments see Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

SECURITIES ACT DISCLAIMER

Certain securities described in this report, have not been registered under the Securities Act of 1933, as amended, or any state securities laws and may not be reoffered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws.  This Form 10-Q does not constitute an offer to sell or the solicitation of an offer to buy any securities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PNMR controls the scope of its various forms of risk through a comprehensive set of policies and procedures and oversight by senior level management and the Board.  The Board’s Finance Committee sets the risk limit parameters.  The RMC, comprised of corporate and business segment officers, oversees all of the risk management activities, which include commodity risk, credit risk, interest rate risk, and business risk.  The RMC has oversight for the ongoing evaluation of the adequacy of the risk control organization and policies.  PNMR has risk control organizations, which are assigned responsibility for establishing and enforcing the policies, procedures and limits and evaluating the risks inherent in proposed transactions, on an enterprise-wide basis.

The RMC’s responsibilities specifically include: establishment of policies regarding risk exposure levels and activities in each of the business segments; authority to approve the types of derivatives entered into; authority to establish a general policy regarding counterparty exposure and limits; authorization and delegation of transaction limits; review and approval of controls and procedures for derivative activities; review and approval of models and assumptions used to calculate mark-to-market and market risk exposure; authority to approve and open brokerage and counterparty accounts for derivatives; review of hedging and risk activities; the extent and type of reporting to be performed for monitoring of limits and positions; and quarterly reporting to the Audit and Finance Committees on these activities.  The RMC also proposes risk limits, such as VaR and GEaR, to the Finance Committee for their approval.

It is the responsibility of each business segment to create its own control procedures and policies within the parameters established by the Corporate Financial Risk Management Policy, approved by the Finance Committee.  The RMC reviews and approves these policies, which are created with the assistance of the Risk Management Department, and the Vice President and Treasurer.  Each business segment’s policies address the following controls:  authorized instruments and markets; authorized personnel; policies on segregation of duties; policies on mark-to-market accounting; responsibilities for deal capture; confirmation procedures; responsibilities for reporting results; statement on the role of derivative transactions; and limits on individual transaction size (nominal value).

To the extent an open position exists, fluctuating commodity prices can impact financial results and financial position, either favorably or unfavorably.  As a result, the Company cannot predict with certainty the impact that its risk management decisions may have on its businesses, operating results or financial position.

Information concerning accounting for derivatives and the risks associated with PNMR’s commodity contracts is set forth in Note 4.  Note 4 also contains a summary of the fair values of mark-to-market energy contracts included in the Condensed Consolidated Balance Sheets.

The following table details the changes in the net asset or liability balance sheet position from one period to the next for mark-to-market energy transactions:

	March 31, 2009
	Trading	Economic Hedges	Total
PNMR	(In thousands)
Sources of fair value gain (loss):
Net fair value at beginning of period	$2,556	$(5,422)	$(2,866)
Amount realized on contracts delivered during period	(1,565)	4,876	3,311
Changes in fair value	(5)	(10,261)	(10,266)
Net change recorded as mark-to-market	(1,570)	(5,385)	(6,955)
Unearned/prepaid option premiums	-	(480)	(480)
Net fair value at end of period	$986	$(11,287)	$(10,301)

	March 31, 2008
	Trading	Economic Hedges	Total
PNMR	(In thousands)
Sources of fair value gain (loss):
Net fair value at beginning of period	$(1,577)	$(13,136)	$(14,713)
Adoption of SFAS 157	-	17,253	17,253
Adjusted beginning fair value	(1,577)	4,117	2,540
Amount realized on contracts delivered during period	(8,898)	863	(8,035)
Changes in fair value	(25,689)	15,572	(10,117)
Net change recorded as mark-to-market	(34,587)	16,435	(18,152)
Unearned/prepaid option premiums	3,188	221	3,409
Net fair value at end of period	$(32,976)	$20,773	$(12,203)

The following table provides the maturity of the net assets (liabilities), giving an indication of when these mark-to-market amounts will settle and generate (use) cash.  The following values were determined using broker quotes and option models:

Fair Value of Mark-to-Market Instruments at March 31, 2009

	Less than
	1 year	1-3 Years	4+ Years	Total
PNMR	(In thousands)
Trading transactions	$40	$946	$-	$986
Economic hedges	(9,520)	(1,834)	67	(11,287)
Total	$(9,480)	$(888)	$67	$(10,301)

The net change in fair value of commodity derivative instruments designated as hedging instruments is summarized as follows:

	Three Months Ended March 31,
	2009	2008
	Hedge Instruments
PNMR	(In thousands)
Change in fair value of energy contracts	$9,167	$(5,994)
Change in fair value of swaps and futures	(8,034)	3,172
Change in the fair value of options	(3,193)	3,115
Net change in fair value	$(2,060)	$293

Risk Management Activities

PNM measures the market risk of its long-term contracts and wholesale activities using a VaR calculation to maintain total exposure.  The VaR calculation reports the possible market loss for the respective transactions.  This calculation is based on the transaction’s fair market value on the reporting date.  Accordingly, the VaR calculation is not a measure of the potential accounting mark-to-market loss.  PNM utilizes the Monte Carlo simulation model of VaR.  The Monte Carlo model utilizes a random generated simulation based on historical volatility to generate portfolio values.  The quantitative risk information, however, is limited by the parameters established in creating the model.  The instruments being evaluated may trigger a potential loss in excess of calculated amounts if changes in commodity prices exceed the confidence level of the model used.  The VaR methodology employs the following critical parameters:  historical volatility estimates, market values of all contractual commitments, appropriate market-oriented holding periods, and seasonally adjusted correlation estimates.  The VaR calculation considers PNM’s forward position for calendar years 2009 and 2010.  PNM uses a holding period of three days as the estimate of the length of time that will be needed to liquidate the positions.  The volatility and the correlation estimates measure the impact of adverse price movements both at an individual position level as well as at the total portfolio level.  The two-tailed confidence level established is 95%.  For example, if VaR is calculated at $10.0 million, it is estimated that in 950 out of 1,000 market simulations the pre-tax gain or loss in liquidating the portfolio would not exceed $10.0 million in the three days that it would take to liquidate the portfolio.

PNM measures VaR for all transactions that are not directly asset-related and have economic risk.  For the three months ended March 31, 2009, the average, high, and low VaR amounts for these transactions were less than $0.1 million.  The VaR amount for these transactions at March 31, 2009 was less than $0.1 million.  For the three months ended March 31, 2008, the average VaR amount for these transactions was $0.1 million with high and low VaR amounts for the period of $0.6 million and zero.  The total VaR amount for these transactions at March 31, 2008 was $0.6 million.

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

For the three months ended March 31, 2009, the average GEaR amount was $7.3 million, with high and low GEaR amounts for the period of $11.4 million and $3.8 million.  The total GEaR amount at March 31, 2009 was $8.4 million.  For the three months ended March 31, 2008, the average GEaR amount for these transactions was $25.8 million, with high and low GEaR amounts for the period of $44.3 million and $19.3 million.  The total GEaR amount for these transactions at March 31, 2008 was $20.3 million.

First Choice utilizes a short-term VaR measure to manage its market risk.  The VaR limit is based on the same total portfolio approach as the GEaR measure; however, the VaR measure is intended to capture the effects of changes in market prices over a 10-day holding period.  This holding period is considered appropriate given the nature of First Choice’s supply portfolio and the constraints faced by First Choice in the ERCOT market.  The calculation utilizes the same Monte Carlo simulation approach described above at a 95% confidence level.  The VaR amount for these transactions was $0.7 million at March 31, 2009.  For the three months ended March 31, 2009, the high, low and average mark-to-market VaR amounts were $2.0 million, $0.5 million and $1.0 million.  The VaR amount for these transactions was $6.4 million at March 31, 2008.  For the three months ended March 31, 2008, the high, low and average mark-to-market VaR amounts were $12.1 million, $4.5 million and $7.1 million.

The Company's risk measures are regularly monitored by the Company's RMC.  The RMC has put in place procedures to ensure that increases in risk measures that exceed the prescribed limits are reviewed and, if deemed necessary, acted upon to reduce exposures.  In the first quarter of 2008, First Choice experienced speculative pre-tax trading losses of $47.1 million. These transactions triggered exceedences of the GEaR limit and the 10-day VaR limit and ultimately resulted in the decision to exit the basis transactions and speculative trading.  There were no such exceedences in the first quarter of 2009.

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

Credit Risk

The Company conducts counterparty risk analysis across business segments and uses a credit management process to assess the financial conditions of counterparties.  Credit exposure is regularly monitored by the RMC. The RMC has put procedures in place to ensure that increases in credit risk measures that exceed the prescribed limits are reviewed and, if deemed necessary, acted upon to reduce exposures.

The following table provides information related to credit exposure as of March 31, 2009.  The table further delineates that exposure by the credit worthiness (credit rating) of the counterparties and provides guidance as to the concentration of credit risk to individual counterparties.

Schedule of Credit Risk Exposure
March 31, 2009

		Number	Exposure
	(b)	of	of
	Credit	Counter	Counter-
	Risk	-parties	parties
Rating (a)	Exposure	>10%	>10%
	(Dollars in thousands)
PNMR
External ratings:
Investment grade	$123,863	3	$101,064
Non-investment grade	3,650	-	-
Internal ratings:
Investment grade	2,829	-	-
Non-investment grade	599	-	-
Total	$130,941		$101,064

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

(b)     The Credit Risk Exposure is the gross credit exposure, including long-term contracts, forward sales and short-term sales. The exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses (pursuant to contract terms).  Exposures are offset according to legally enforceable netting arrangements but are not reduced by available credit collateral.  Credit collateral includes cash deposits, letters of credit, and parental guarantees received from counterparties.  Amounts are presented before the application of such credit collateral instruments.  At March 31, 2009 the Company held credit collateral of $3.2 million to offset its gross non-investment grade credit exposure.

           The following table provides an indication of the maturity of credit risk by credit ratings of the counterparties.

Maturity of Credit Risk Exposure
March 31, 2009

			Greater
	Less than		than	Total
Rating	2 Years	2-5 Years	5 Years	Exposure
		(In thousands)
PNMR
External ratings:
Investment grade	$122,989	$767	$107	$123,863
Non-investment grade	3,650	-	-	3,650
Internal ratings:
Investment grade	2,829	-	-	2,829
Non-investment grade	599	-	-	599
Total	$130,067	$767	$107	$130,941

The Company provides for losses due to market and credit risk.  Credit risk for PNMR's and PNM’s largest counterparty as of March 31, 2009 and December 31, 2008 was $ 48.9 million and $52.3 million.

Interest Rate Risk

PNMR has long-term debt which subjects it to the risk of loss associated with movements in market interest rates.  The majority of PNMR’s long-term debt is fixed-rate debt, and therefore, does not expose PNMR’s earnings to a major risk of loss due to adverse changes in market interest rates.  However, the fair value of all long-term debt instruments would increase by approximately 3.38%, if interest rates were to decline by 50 basis points from their levels at March 31, 2009.  In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if PNM were to reacquire all or a portion of its debt instruments in the open market prior to their maturity.  As described in Note 7, TNMP has long-term debt of $50.0 million that bears interest at a variable rate.  However, TNMP has also entered into a hedging arrangement that effectively results in this debt bears interest at a fixed rate, thereby eliminating interest rate risk.  At April 30, 2009, the PNMR has $139.1 million of consolidated short-term debt outstanding under its revolving credit facilities and local lines of credit, which allow for a maximum aggregate borrowing capacity of $1,093.5 million.  These facilities bear interest at variable rates, which averaged 1.94% of April 30, 2009 borrowings, and the Company is exposed to interest rate risk to the extent of future increases in variable interest rates.

The securities held by PNM in the NDT and in trusts for pension and other post-employment benefits had an estimated fair value of $456.0 million at March 31, 2009, of which 32.9% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates.  If interest rates were to increase by 50 basis points from their levels at December 31, 2008, the decrease in the fair value of the fixed-rate securities would be 3.1%, or $4.7 million.  PNM does not currently recover or return through rates any losses or gains on these securities.  The securities held by TNMP in trusts for pension and other post-employment benefits had an estimated fair value of $53.4 million at March 31, 2009, of which 26.2% were fixed-rate debt securities that subject TNMP to risk of loss of fair value with movements in market interest rates.  If interest rates were to increase by 50 basis points from their levels at March 31, 2009, the decrease in the fair value of the fixed-rate securities would be 3.5%, or $0.5 million.  PNM, therefore, is at risk for shortfalls in its funding of its obligations due to investment losses, included those from the equity market and alternatives investment risks discussed below.

Equity Market Risk

The NDT and trusts established for PNM’s pension and post-employment benefits hold certain equity securities at March 31, 2009.  These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline.  Equity securities comprised 48.4% of the securities held by the various PNM trusts as of March 31, 2009.  PNM does not recover or earn a return through rates on any losses or gains on these equity securities.  The trusts established for TNMP’s pension and post-employment benefits hold certain equity securities.  These equity securities expose TNMP to losses in fair value should the market values of the underlying securities decline.  Equity securities comprised 46.4% of the securities held by the TNMP trusts as of March 31, 2009.  TNMP does not recover or earn a return through rates on any losses or gains on these equity securities.  There has been a significant decline in the general price levels of marketable equity securities in late 2008 and in early 2009. The impacts of these declines were considered in the funding and expense valuations performed for 2009, which resulted in reduced amounts of income related to the pension plans being recorded in 2009 and will likely require increased levels of funding beginning in 2010.  See Note 8.

Alternatives Investment Risk

The Company has a target of investing 20% of its pension assets in the alternatives asset class and was 28.5% as of March 31, 2009.  This includes real estate, private equity, and hedge funds. The private equity and hedge fund investments are limited partner structures that are multi-manager multi-strategy funds. This investment approach gives broad diversification and minimizes risk compared to a direct investment in any one component of the funds. The general partner oversees the selection and monitoring of the underlying managers. The Company’s Corporate Investment Committee, assisted by its investment consultant, monitors the performance of the funds and general partner’s investment process. There is risk associated with these funds due to the nature of the strategies and techniques and the use of investments that do not have readily determinable fair value.  The valuation of the alternative asset class has also been impacted by the significant decline in the general price levels of marketable equity securities.

ITEM 4.  CONTROLS AND PROCEDURES

PNMR

Disclosure of controls and procedures

PNMR maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  Based on an evaluation of its disclosure controls and procedures as of the end of the period covered by this report conducted by management, with the participation of the Chief Executive and Chief Financial Officer, the Chief Executive and Chief Financial Officer conclude that these controls and procedures are effective to ensure that PNMR meets the requirements of SEC Regulation 13A, Rule 13a-15(e) and Rule 15d-15(e).

Changes in internal controls

The following material change in internal controls occurred during the first quarter of 2009:

•	PNM sold its natural gas operations to NMGC effective January 30, 2009, resulting in elimination of internal controls that were relevant only to gas operations.

Otherwise, there have been no changes in PNMR’s internal controls over financial reporting for the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, PNMR’s internal control over financial reporting.

PNM

Disclosure of controls and procedures

PNM maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  Based on an evaluation of its disclosure controls and procedures as of the end of the period covered by this report conducted by management, with the participation of the Chief Executive and Chief Financial Officer, the Chief Executive and Chief Financial Officer conclude that these controls and procedures are effective to ensure that PNM meets the requirements of SEC Regulation 13A, Rule 13a-15(e) and Rule 15d-15(e).

Changes in internal controls

The following material change in internal controls occurred during the first quarter of 2009:

•	PNM sold its natural gas operations to NMGC effective January 30, 2009, resulting in elimination of internal controls that were relevant only to gas operations.

Otherwise, there have been no changes in PNM’s internal controls over financial reporting for the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, PNM’s internal control over financial reporting.

TNMP

Disclosure of controls and procedures

TNMP maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  Based on an evaluation of its disclosure controls and procedures as of the end of the period covered by this report conducted by management, with the participation of the Chief Executive and Chief Financial Officer, the Chief Executive and Chief Financial Officer

conclude that these controls and procedures are effective to ensure that TNMP meets the requirements of SEC Regulation 13A, Rule 13a-15(e) and Rule 15d-15(e).

Changes in internal controls

There have been no changes in TNMP’s internal controls over financial reporting for the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, TNMP’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Notes 9 and 10 in the Notes to Condensed Consolidated Financial Statements for information related to the following matters, for PNMR, PNM and TNMP, incorporated in this item by reference.

•	Navajo Nation Environmental Issues
•	Four Corners Federal Implementation Plan Litigation
•	Santa Fe Generating Station
•	Gila River Indian Reservation Superfund Site
•	PVNGS Water Supply Litigation
•	San Juan River Adjudication
•	Western United States Wholesale Power Market
•	PNM - 2007 Electric Rate Case
•	PNM – Emergency FPPAC
•	TNMP Competitive Transition Charge True-Up Proceeding

ITEM 1A.  RISK FACTORS

As of the date of this report, there have been no material changes with regard to the  Risk Factors disclosed in PNMR’s, PNM’s and TNMP’s Annual Reports on Form 10-K for the year ended December 31, 2008.

ITEM 6.  EXHIBITS

3.1	PNMR	Articles of Incorporation of PNM Resources, as amended to date (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed November 21, 2008)

3.2	PNM
Restated Articles of Incorporation of PNM, as amended through May 31, 2002 (incorporated by reference to Exhibit 3.1.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

3.3	TNMP	Articles of Incorporation of TNMP, as amended through July 7, 2005 (incorporated by reference to Exhibit 3.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

3.4	PNMR	Bylaws of PNM Resources, Inc. with all amendments to and including February 17, 2009 (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed February 20, 2009)

3.5	PNM	Bylaws of PNM with all amendments to and including May 31, 2002 (incorporated by reference to Exhibit 3.1.2 to the Company’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002)

3.6	TNMP	Bylaws of TNMP as adopted on August 4, 2005 (incorporated by reference to Exhibit 3.2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

4.1	TNMP
The First Mortgage Indenture dated as of March 23, 2009, between Texas-New Mexico Power Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to TNMP’s Current Report on Form 8-K filed March 27, 2009)

4.2	TNMP
The First Supplemental Indenture dated as of March 23, 2009, between Texas-New Mexico Power Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to TNMP’s Current Report on Form 8-K filed March 27, 2009)

4.3	TNMP
The Second Supplemental Indenture dated as of March 25, 2009, between Texas-New Mexico Power Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to TNMP’s Current Report on Form 8-K filed March 27, 2009)

10.1	PNMR
Third Amendment to Credit Agreement, dated as of March 11, 2009, among PNM Resources, Inc., First Choice Power, L.P.,  the lenders party thereto, and  Bank of America, N.A., as Administrative Agent for the Lenders  (incorporated by reference to Exhibit 10.1 to PNMR’s Current Report on Form 8-K filed March 13, 2009)

10.2	TNMP
Amendment No. 2 to Credit Agreement, dated as of March 10, 2009, by and among Texas-New Mexico Power Company, as Borrower, the institutions from time to time parties thereto as Lenders, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for itself and the other Lenders

10.3	TNMP
Term Loan Credit Agreement among Texas-New Mexico Power Company, the lenders identified therein and Union Bank, N.A., as administrative agent, dated as of March 25, 2009  (incorporated by reference to Exhibit 10.1 to TNMP’s Current Report on Form 8-K filed March 27, 2009)

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

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date: May 6, 2009	/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Corporate Controller
(Officer duly authorized to sign this report)