Form 10-K/A
period 2009-12-31
PNM RESOURCES INC
filed 2010-03-30
CIK 1108426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

PNM Resources, Inc. (“PNMR”)	YES ✓	NO

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

PNMR	YES	NO ✓

Indicate by check mark whether PNMR (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES   ✓    NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES___    NO___  (NOTE:  No Interactive Data Files required to be submitted.)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ✓

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller Reporting Company
PNMR	✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES          NO   ✓

As of February 15, 2010, shares of common stock outstanding were.

PNMR	86,673,174

On June 30, 2009 the aggregate market value of the voting stock held by non-affiliates of PNMR as computed by reference to the New York Stock Exchange composite transaction closing price of $10.71 per share reported by The Wall Street Journal, was $925,123,470.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into Part III of this report:

Proxy Statement to be filed by PNMR with the SEC pursuant to Regulation 14A relating to the annual meeting of stockholders of PNMR to be held on May 18, 2010.

EXPLANATORY NOTE REGARDING AMENDMENT NO. 1

    This Amendment No. 1 to the Annual Report on Form 10-K (“Amendment No. 1”) amends Part IV, Item 15, Exhibits and Financial Statement Schedules of PNMR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, initially filed with the Securities and Exchange Commission ("SEC") on March 1, 2010 (the “Original Filing”).  This Amendment No. 1 is being filed to include the consolidated financial statements of Optim Energy, LLC and subsidiaries pursuant to Rule 3-09 of Regulation S-X.  PNMR owns 50% of Optim Energy, LLC and accounts for its investment using the equity method.  Item 15 is also being amended to file Exhibit 23.3, the consent of Optim Energy, LLC’s independent auditors related to their opinion contained in this Amendment No. 1.

    The Original Filing was a combined filing of PNMR, along with its wholly owned subsidiaries Public Service Company of New Mexico (“PNM”) and Texas-New Mexico Power Company (“TNMP”).  Amendment No. 1 is being filed only by PNMR because no information about PNM or TNMP is being amended.

    In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the text of the amended Item 15 is set forth in its entirety herein, including those portions that have not been amended from that set forth in the Original Filing and those portions that pertain to PNM and TNMP.  This Amendment No. 1 does not otherwise update any information or exhibits as originally filed and does not otherwise reflect events occurring after the filing date of the Original Filing.

    This Amendment No. 1 has been signed as of a current date and all certifications of PNMR’s Chief Executive Officer and Chief Financial Officer are given as of a current date.  Accordingly, this Amendment No. 1 should be read in conjunction with filings made with the SEC subsequent to the filing of the Original Filing,  including any amendments to those filings.

 PART IV

ITEM 15.	EXHIBITS and FINANCIAL STATEMENT SCHEDULES

(a) - 1.	See Index to Financial Statements under Item 8.
(a) - 2.	Financial Statement Schedules for the years 2009, 2008, and 2007 are omitted for the reason that they are not required or the information is otherwise supplied under Item 8.
      (a) - 3-A (1).        Exhibits Filed with this Amendment No. 1:

Exhibit No.		Description

23.3		Consent of Deloitte & Touche LLP for Optim Energy, LLC

31.7	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.8	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.7	PNMR	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.8	PNMR	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.23		Consolidated financial statements of Optim Energy, LLC and subsidiaries

(a) - 3-A (2).     Exhibits Filed with 2009 Form 10-K, filed on March 1, 2010, and incorporated by reference herein:

Exhibit No.		Description

10.1**	PNMR	Changes in Director Compensation

12.1	PNMR	Ratio of Earnings to Fixed Charges

12.2	PNM	Ratio of Earnings to Fixed Charges

12.3	TNMP	Ratio of Earnings to Fixed Charges

21	PNMR	Certain subsidiaries of PNM Resources, Inc.

23.1	PNMR	Consent of Deloitte & Touche LLP for PNM Resources, Inc.

23.2	PNM	Consent of Deloitte & Touche LLP for Public Service Company of New Mexico

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNMR	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	PNM	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	PNM	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.5	TNMP	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.6	TNMP	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (a) - 3-B.  Exhibits Incorporated By Reference:

The documents listed below are being filed (as shown above) or have been previously filed on behalf of PNMR, PNM or TNMP and are incorporated by reference to the filings set forth below pursuant to Exchange Act Rule 12b-32 and Regulation S-K section 10, paragraph (d).

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:

Plan of Acquisition
2.0	Asset Purchase Agreement dated January 12, 2008 among PNM, Continental Energy Systems, LLC and New Mexico Gas Company, Inc.	2.0 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2007	1-6986 PNM
2.1	Agreement and Plan of Merger among PNM Resources, PNM Merger Sub LLC, Continental Energy Systems, LLC and Cap Rock Holding Corporation dated as of January 12, 2008	2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007	1-32462 PNMR
2.2	Contribution Agreement, dated as of June 1, 2007, among EnergyCo, LLC, PNM Resources, and ECJV Holdings, LLC	2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	1-32462 PNMR
2.3
Purchase and Sale Agreement, dated as of January 14, 2006 among Twin Oaks Power LP, Twin Oaks Power III, LP, Sempra Energy, Altura Power L.P. and PNM Resources (Confidential treatment was requested for portions of the exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
		2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005	1-32462 PNMR

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
Articles of Incorporation and By-laws
3.1	Articles of Incorporation of PNM Resources, as amended to date (Certificate of Amendment dated October 27, 2008 and Restated Articles of Incorporation dated August 3, 2006)	3.1 to the Company’s Current Report on Form 8-K filed November 21, 2008	1-32462 PNMR

3.2	Restated Articles of Incorporation of PNM, as amended through May 31, 2002	3.1.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	1-6986 PNM

3.3	Articles of Incorporation of TNMP, as amended through July 7, 2005	3.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	2-97230 TNMP

3.4	Bylaws of PNM Resources, Inc. with all amendments to and including December 8, 2009	3.1 to the Company’s Current Report on Form 8-K filed December 11, 2009	1-32462 PNMR

3.5	Bylaws of PNM with all amendments to and including May 31, 2002	3.1.2 to the Company’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002	1-6986 PNM

3.6	Bylaws of TNMP as adopted on August 4, 2005	3.2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	2-97230 TNMP

Indentures‡
PNMR

4.1	Indenture, dated as of March 15, 2005, between PNMR and JPMorgan Chase Bank, N.A., as Trustee	10.2 to PNMR’s Current Report on Form 8-K filed March 31, 2005	1-32462 PNMR

4.2	Supplemental Indenture No. 1, dated as of March 30, 2005, between the Company and JPMorgan Chase Bank, N.A. as Trustee, with Form of Senior Note included as Exhibit A thereto	10.3 to PNMR’s Current Report on Form 8-K filed March 31, 2005	333-32170 PNMR

4.3	Supplemental Indenture No. 2, dated as of May 16, 2008 between PNMR and The Bank of New York Trust Company, N.A. (successor to JPMorgan Chase Bank, N.A.), as trustee	4.3 to PNMR’s Current Report on Form 8-K filed May 21, 2008	1-32462 PNMR

4.4	Underwriting Agreement dated May 9, 2008 among PNMR and Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the Underwriters named therein	1.3 to the Company’s Current Report on Form 8-K filed May 12, 2008

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
4.5	Amended and Restated Purchase Contract Agreement dated as of August 4, 2008, between PNMR and U.S. Bank National Association, as purchase contract agent	4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	1-32462 PNMR

4.6	Amended and Restated Pledge Agreement, dated as of August 4, 2008, between PNMR and U.S. Bank National Association	4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	2-43573 PNMR

4.7	Indenture, dated as of October 7, 2005, between PNMR and U.S. Bank National Association, as trustee	4.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	1-32462 PNMR

4.8	Supplemental Indenture, dated as of October 7, 2005, between PNMR and U.S. Bank National Association, as trustee, with Form of Senior Note included as Exhibit A thereto	4.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	1-32462 PNMR

4.9	Supplemental Indenture No. 2, dated as of August 4, 2008 between PNMR and U.S. Bank National Association, as trustee	4.3 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	1-32462 PNMR

4.10	Remarketing Agreement, dated as of October 7, 2005, among PNMR, Banc of America Securities LLC, as remarketing agent and U.S. Bank National Association as purchase contract agent.	4.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005	1-32462 PNMR

4.11	Supplemental Remarketing Agreement dated November 7, 2008 among PNMR, remarketing agents named therein and U.S. Bank National Association, as purchase contract agent	10.1 to PNMR’s Current Report on Form 8-K filed November 13, 2008	1-32462 PNMR

4.12	Registration Rights Agreement, dated as of October 7, 2005, between PNMR, as issuer and Cascade Investment, LLC, as initial holder.	4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005	1-32462 PNMR

PNM
4.13
Indenture of Mortgage and Deed of Trust dated as of June 1, 1947, between PNM and The Bank of New York (formerly Irving Trust Company), as Trustee, together with the Ninth Supplemental Indenture dated as of January 1, 1967, the Twelfth Supplemental Indenture dated as of September 15, 1971, the Fourteenth Supplemental Indenture dated as of December 1, 1974 and the Twenty-
		4-(d) to PNM’s Registration Statement No. 2-99990	2-99990 PNM

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
Second Supplemental Indenture dated as of October 1, 1979 thereto relating to First Mortgage Bonds of PNM

4.14
Fifty-third Supplemental Indenture, dated as of March 11, 1998, supplemental to Indenture of Mortgage and Deed of Trust, dated as of June 1, 1947, between PNM and The Bank of New York(formerly Irving Trust Company), as trustee
		4.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.15	Indenture (for Senior Notes), dated as of March 11, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.16	First Supplemental Indenture, dated as of March 11, 1998, supplemental to Indenture, dated as of March 11, 1998, Between PNM and The Chase Manhattan Bank, as Trustee	4.5 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.17	Second Supplemental Indenture, dated as of March 11, 1998, supplemental to Indenture, dated as of March 11, 1998, Between PNM and The Chase Manhattan Bank, as Trustee	4.6 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.18	Third Supplemental Indenture, dated as of October 1, 1999 to Indenture dated as of March 11, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.6.1 to PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999	1-6986 PNM

4.19	Fourth Supplemental Indenture, dated as of May 1, 2003 to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee	4.6.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

4.20	Fifth Supplemental Indenture, dated as of May 1, 2003 to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank, as Trustee	4.6.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

4.21	Sixth Supplemental Indenture, dated as of May 1, 2003 to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank, as Trustee	4.6.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

4.22
Seventh Supplemental Indenture, dated as of June 1, 2007 to Indenture dated as of March 11, 1998, between PNM and The Bank of New York Trust Company, N.A. (successor to JPMorgan Chase Bank), as Trustee
		4.23 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	1-6986 PNM

4.23	Indenture (for Senior Notes), dated as of August 1, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.1 to PNM’s Registration Statement No. 33-53367	333-53367 PNM

4.24	First Supplemental Indenture, dated August 1, 1998, supplemental to Indenture, dated as of August 1, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.3 to PNM’s Current Report on Form 8-K Dated August 7, 1998	1-6986 PNM

4.25	Second Supplemental Indenture, dated September 1, 2003, supplemental to Indenture, dated as of August 1, 1998, between PNM and JPMorgan Chase Bank (formerly, The Chase Manhattan Bank), as Trustee	4.7.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003	1-6986 PNM

4.26	Third Supplemental Indenture, dated as of May 13, 2008 between PNM and The Bank of New York Trust Company, N.A. as trustee	4.2 to PNM’s Current Report on Form 8-K filed May 15, 2008	1-6986 PNM

4.27	Underwriting Agreement dated May 8, 2008 among PNM and Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the Underwriters named therein	1.2 to the Company’s Current Report on Form 8-K filed May 12, 2008

TNMP

4.28	The First Mortgage Indenture dated as of March 23, 2009, between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee	4.1 to TNMP’s Current Report on Form 8-K filed March 27, 2009	2-97230 TNMP

4.29	The First Supplemental Indenture dated as of March 23, 2009, between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee	4.2 to TNMP’s Current Report on Form 8-K filed March 27, 2009	2-97230 TNMP

4.30	The Second Supplemental Indenture dated as of March 25, 2009, between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee	4.3 to TNMP’s Current Report on Form 8-K filed March 27, 2009	2-97230 TNMP

4.31	The Third Supplemental Indenture dated as of April 30, 2009 between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee	4.1 to TNMP’s current Report on Form 8-K filed May 6, 2009	2-97230 TNMP

4.32	Indenture, dated January 1, 1999 between TNMP and JPMorgan Chase Bank (successor to The Chase Bank of Texas, N. A.), as Trustee	4(w) to TNMP’s Annual Report on Form 10-K for the year ended December 31, 1998	2-97230 TNMP

4.33	First Supplemental Indenture, dated January 1, 1999, to Indenture, dated January 1, 1999, between TNMP and JPMorgan Chase Bank (successor to The Chase Bank of Texas, N. A.), as Trustee	4(x) to TNMP’s Annual Report on Form 10-K for the year ended December 31, 1998	2-97230 TNMP

4.34	Second Supplemental Indenture, dated June 1, 2003, to Indenture, dated January 1, 1999, between TNMP and JPMorgan Chase Bank (successor to The Chase Bank of Texas, N. A.), as Trustee	4 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	2-97230 TNMP

Material Contracts

10.1
Amended and Restated Credit Agreement, dated as of August 15, 2005, among PNM Resources, Inc. and First Choice Power, L.P., as borrowers, the lenders party thereto, Bank of America, N.A., as administrative agent and Wachovia Bank, National Association, as syndication agent.
		10.1 to the Company’s Current Report on Form 8-K filed August 19, 2005 as Exhibit 10.1 (refiled with exhibits thereto as Exhibit 10.1 to Form 8-K/A filed January 5, 2010)	1-32462 PNMR

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
		10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007	1-32462 PNMR

10.4	Third Amendment to Credit Agreement, dated as of March 11, 2009, among PNMR, First Choice Power, L.P., the lenders party thereto, and Bank of America, N.A., as administrative agent.	10.1 to PNMR’s Current Report on Form 8-K filed March 13, 2009	1-32462 PNMR

10.5	Consent Agreement, dated as of August 11, 2008, among PNMR, First Choice Power, L.P., the lenders party thereto and Bank of America, N.A., as administrative agent for the lenders named therein	10.1 to PNMR’s Current Report on 8-K filed August 13, 2008	1-32462 Form

10.6	Amended and Restated Guaranty Agreement, dated as of August 15, 2005, executed by PNM Resources, Inc., as Guarantor	10.1 to the Company’s Current Report on Form 8-K filed August 19, 2005	1-32462 PNMR

10.7	Joinder Agreement, dated as of September 30, 2005, between TNMP, as borrower and Bank of America, as administrative agent	10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	2-97230 TNMP

10.8	Term Loan Agreement, dated April 17, 2006, among PNM Resources, as borrower, the lenders identified therein and Lehman Commercial Paper, Inc., as administrative agent	10.4 to PNM Resource’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006	1-32462 PNMR

10.9	Unit Purchase Agreement dated as of August 13, 2004 between PNM Resources and Cascade Investment, L.L.C.	99 to PNM Resources’ Current Report on Form 8-K filed August 19, 2004	333-32170 PNMR

10.10	First Supplement to Unit Purchase Agreement, dated as of June 4, 2005, between PNMR and Cascade	99.2 to the Company’s Current Report on Form 8-K filed June 10, 2005	1-32462 PNMR

10.11	Second Supplement to Unit Purchase Agreement, dated as of July 1, 2005, between PNMR and Cascade	99.1 to the Company’s Current Report on Form 8-K filed July 8, 2005	1-32462 PNMR

10.12
Third Supplement to Unit Purchase Agreement, dated as of August 12, 2005, between PNMR and Cascade and Fourth Supplement to Unit Purchase Agreement, dated as of September 30, 2005, between PNMR and Cascade

		10.4 and 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	1-32462 PNMR

10.13
Credit Agreement dated as of August 17, 2005, among PNM, the lenders party thereto, Wachovia Bank, National Association, as administrative agent and Union Bank of California, N.A., as syndication agent
		10.3 to the Company’s Current Report on Form 8-K filed August 19, 2005 (refiled with exhibits thereto as Exhibit 10.3 to Form 8-K/A filed January 5, 2010)	1-6986 PNM

10.14	Consent Agreement, dated as of August 12, 2008, among PNM, the lenders party thereto, and Wachovia Bank, National Association, as Administrative Agent for the lenders named therein	10.2 to PNM’s Current Report on Form 8-K filed August 13, 2008	1-6986 PNM

10.15
Delayed Draw Term Loan Agreement, dated as of May 5, 2008, among PNM, as borrower, the lenders party thereto and Merrill Lynch Capital Corporation, as administrative agent (terminated January 30, 2009)

		10.1 to PNM’s Current Report on Form 8-K filed May 7, 2008	1-6986 PNM

10.16	First Amendment to the Delayed Draw Term Loan Agreement, dated as of August 7, 2008, among PNM, the lenders party thereto and certain other parties	10.3 to PNM’s Current Report on Form 8-K filed August 13, 2008	1-6986 PNM

10.17
Reimbursement Agreement, dated as of May 8, 2008, among PNM, as borrower, the lenders party thereto, Deutsche Bank AG New York Branch, as administrative agent and RBC Capital Markets as syndication agent (terminated January 30, 2009)

		10.1 to PNM’s Current Report on Form 8-K filed May 9, 2008	1-6986 PNM

10.18	First Amendment to the Reimbursement Agreement, dated as of August 7, 2008, among PNM, the lenders party thereto and Deutsche Bank AG New York Branch as Administrative Agent	10.4 to PNM’s Current Report on Form 8-K filed August 13, 2008	1-6986 PNM

10.19	Transitional Services Agreement among PNM, PNMR Services Company and New Mexico Gas Company, Inc. dated as of January 12, 2008	10.12 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2007	1-6986 PNM

10.20	Credit Agreement, dated as of April 30, 2009, among TNMP, the lenders identified therein and JPMorgan Chase Bank, N.A.., as administrative agent	10.1 to TNMP’s Currentt Report on Form 8-K filed May 6, 2009	1-32462 PNMR

10.21	Term Loan Credit Agreement, dated as of March 25, 2009, among TNMP, the lenders identified therein and Union Bank, N.A., as administrative agent	10.1 to TNMP’s Current Report on Form 8-K filed March 27, 2009	1-32462 PNMR

10.22
Term Loan Agreement, dated as of March 7, 2008, among TNMP, as borrower, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent, as amended by Amendment No. 1 dated May 15, 2008 (terminated March 23, 2009)
		10.1 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (and 10.1 to TNMP’s Current Report on Form 8-K filed October 16, 2008 for Amendment No. 1 thereto)	2-97230 TNMP

10.23
Credit Agreement, dated as of May 15, 2008, among TNMP, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, and Union Bank of California, N.A., as syndication agent, as amended by Amendment No. 1 dated October 31, 2008 and Amendment No. 2 dated March 10, 2009 (terminated April 30, 2009)

4.4 to TNMP’s Current Report on Form 8-K filed May 21, 2008 (and 10.2 to Form 8-K filed November 4, 2008 for Amendment No. 1 thereto and 10.2 to Form 8-K filed March 13, 2009 for Amendment No. 2 thereto)
2-97230 TNMP

10.24	Credit Agreement, dated as of October 31, 2008, among TNMP, as borrower, Union Bank of California, N.A., as administrative agent and as a lender, and JPMorgan, as a lender (terminated March 23, 2009)	10.1 to TNMP’s Current report on Form 8-K filed November 3, 2008	2-97230 TNMP

10.25**	PNM Resources, Inc. Second Amended and Restated Omnibus Performance Equity Plan dated May 19, 2009 (“PEP”)	4.1 to PNM Resources’ Form S-8 Registration Statement filed May 20, 2009	333-159361 PNMR

10.26**	Form of Stock Option Award Agreement for non-qualified stock options granted under PEP in 2010 and later	10.3 to PNMR’s Current Report on form 8-K filed May 26, 2009	1-32462 PNMR

10.27**	Form of Performance Restricted Stock Rights Award Agreement for performance-based, time-vested restricted stock rights awards based on adjusted cash earnings granted under PEP in 2009	10.4 to PNMR’s Current Report on form 8-K filed May 26, 2009	1-32462 PNMR

10.28**	Form of Performance Cash Award Agreement for performance cash awards based on adjusted cash earnings granted under PEP in 2009	10.5 to PNMR’s Current Report on form 8-K filed May 26, 2009	1-32462 PNMR

10.29**	Form of Performance Share Award Agreement for performance share awards based on special purpose performance criteria granted under the PEP in 2009	10.6 to PNMR’s Current Report on form 8-K filed May 26, 2009	1-32462 PNMR

10.30**	Form of Performance Cash Award Agreement for performance cash awards based on special purpose performance criteria granted under the PEP in 2009	10.7 to PNMR’s Current Report on form 8-K filed May 26, 2009	1-32462 PNMR

10.31**	Form of Restricted Stock Rights Award Agreement for time-vested stock rights awards granted under PEP in May 2009	10.8 to PNMR’s Current Report on form 8-K filed May 26, 2009	1-32462 PNMR

10.32**	Form of the award agreement for non-qualified stock options granted under the PEP in 2007-2009	10.2 to the Company's Current Report on Form 8-K filed February 16, 2007	1-32462 PNMR

10.33**	Form of award agreement for restricted stock rights granted under the PEP in 2007, 2008 and February 2009	10.3 to the Company’s Current Report on Form 8-K filed February 16, 2007	1-32462 PNMR

10.34**	Form of award agreement for performance shares granted for the 2004-2006 performance period under the PEP and a description of the Long-Term Performance Share Program Amended Effective January 1, 2004	10.4 to PNM Resources' Current Report on Form 8-K filed February 16, 2007	1-32462 PNMR

10.35**	Long-Term Performance Cash Program description effective January 1, 2004	10.5 to PNM Resources' Current Report on Form 8-K filed February 16, 2007	333-125010 PNMR

10.36**	First Amendment to Long-Term Performance Loan Plan Program executed December 8, 2008	10.2 to PNMR’s Annual Report on Form 10-K for fiscal year ended December 31, 2008	1-32462 PNMR

10.37**	Changes in Director Compensation	10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009	1-32462 PNMR

10.38**	PNM Resources, Inc. Executive Savings Plan dated December 29, 2003	10.75 to PNM Resources and PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003	333-32170 PNMR

10.39**	First Amendment to PNMR’s Executive Savings Plan executed December 17, 2008	10.6 to PNMR’s Annual Report on Form 10-K for he fiscal year ended December 31, 2008	1-32462 PNMR

10.40**	PNM Resources, Inc. Executive Savings Plan II (amended and restated effective January 1, 2009)	4.1 to PNMR’s Registration Statement on Form S-8 (333-156243) filed December 17, 2008	333-156243 PNMR

10.41**	PNM Resources, Inc. After-Tax Retirement Plan effective January 1, 2009	10.5 to PNMR’s Annual Report on Form 10-K for he fiscal year ended December 31, 2008	1-32462 PNMR

10.42**	2009 Officer Incentive Plan	10.2 to PNM Resources' Current Report on Form 8-K filed May 26, 2009	1-32462 PNMR

10.43**	2008 Officer Incentive Plan (as amended December 16, 2008)	10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.44**	Performance Cash Program for the Utilities President (Patricia K. Collawn)	10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	1-32462 PNMR

10.45**	Summary of Executive Time Off Policy Effective January 1, 2006	10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	1-32462 PNMR

10.46**	Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) (August 16, 1988) (refiled)	10.23 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986 PNM

10.47**	First Amendment to Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) (August 30, 1988) (refiled)	10.23.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986 PNM

10.48**	Second Amendment to Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) (December 29, 1989) (refiled)	10.23.2 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986 PNM

10.49**	Second [Third] Amendment to the Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) dated December 8, 1992	10.22.1 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 2004.	1-6986 PNM

10.50**	Fourth Amendment to the Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan, as amended effective December 7, 1998	10.23.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999	1-6986 PNM

10.51**	Fifth Amendment dated November 27, 2002 to the Restated and Amended PNM Resources, Inc. Accelerated Performance Management Plan	10.23.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002	333-32170 PNMR

10.52**	Sixth Amendment dated December 9, 2003 to the PNM Resources, Inc. Restated and Amended Accelerated Performance Management Plan	10.23.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003	333-32170 PNMR

10.53**	Seventh Amendment dated November 21, 2008 to the PNM Resources, Inc. Accelerated Management Performance Plan	10.4 to PNMR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.54**	PNM Resources, Inc. Non-Union Severance Pay Plan effective August 1, 2007 (amended and restated)	10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 PNMR

10.55**	First Amendment to the PNM Resources Non-Union Severance Pay Plan executed November 20, 2008	10.3 to PNMR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.56**	PNM Service Bonus Plan dated October 23, 1984	19.4 to PNM’s Quarterly Report on Form 10-Q or the quarter ended September 30, 1988	1-6986 PNM

10.57**	First Amendment dated November 20, 1985 to PNM Service Bonus Plan	10.11.1 to PNM’s Annual Report on Form 10-K for the fiscal year ending December 31, 1985	1-6986 PNM

10.58**	Second Amendment dated December 29, 1989 to PNM Service Bonus Plan	10.27.2 to PNM’s Annual Report on Form 10-K for the fiscal year ending December 31, 1989	1-6986 PNM

10.59**	Second [Third] Amendment dated December 7, 1998 to PNM Service Bonus Plan	10.45 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999	1-6986 PNM

10.60**	Fourth Amendment dated November 27, 2002 to PNM Resources, Inc. Service Bonus Plan	10.45.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002	333-32170 PNMR

10.61**	Fifth Amendment dated December 9, 2003 to PNM Resources, Inc. Service Bonus Plan	10.45.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003	333-32170 PNMR

10.62**	Public Service Company of New Mexico OBRA ‘93 Retirement Plan effective November 15, 1993	10.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993	1-6986 PNM

10.63**	First Amendment to the Public Service Company of New Mexico OBRA ’93 Retirement Plan, as amended effective December 7, 1998	10.48.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999	1-6986 PNM

10.64**	Second Amendment dated November 27, 2002 to the PNM Resources, Inc. OBRA ’93 Retirement Plan	10.48.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002	333-32170 PNMR

10.65**	Third Amendment dated December 9, 2003 to the PNM Resources, Inc. OBRA ’93 Retirement Plan	10.48.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003	333-32170 PNMR

10.66**	Public Service Company of New Mexico Section 415 Plan dated January 1, 1994	10.50 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.67**	First Amendment dated December 7, 1998 and Second Amendment dated August 7, 1999 to PNM Section 415 Plan and Third Amendment dated November 27, 2002 to the PNM Resources, Inc. Section 415 Plan	10.50.1 to the Company’s Annual Report in Form 10-K for the fiscal year ended December 31, 2002	333-32170 PNMR

10.68**	Fourth Amendment dated December 9, 2003 to the PNM Resources, Inc. Section 415 Plan	10.50.2 to the Company’s Annual Report in Form 10-K for the fiscal year ended December 31, 2003	333-32170 PNMR

10.69**	PNM Resources, Inc. Officer Retention Plan executed September 2, 2008 (amended and restated effective January 1, 2009)	10.1 to the Company’s Quarterly Report in Form 10-Q for the quarter ended September 30, 2008	1-32462 PNMR

10.70**	First Amendment to PNM Resources, Inc. Officer Retention Plan executed November 20, 2008	10.8 to the Company’s Annual Report in Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.71**	PNM Resources Executive Spending Account Plan dated December 9, 2003	10.52 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2003	333-32170 PNMR

10.72**	First Amendment to PNM Resources Executive Spending Account Plan effective January 1, 2004	10.52.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004	333-32170 PNMR

10.73**	Second Amendment to PNMR’s Executive Spending Account Plan executed August 28, 2008	10.2 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

10.74**	Third Amendment to PNMR’s Executive Spending Account Plan effective January 1, 2009	10.7 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2008	1-32462 PNMR

10.75**	Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan effective March 10, 1998	10.74 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

10.76**	First Amendment to the Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan Dated February 7, 2000	10.74.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000	1-6986 PNM

10.77**	Second Amendment to the Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan, effective December 7, 1998	10.74.2 to PNM's Annual Report on Form 10-K for the fiscal year ended December 31, 2000	1-6986 PNM

10.78**	Third Amendment to the Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan, effective December 10, 2000	10.74.3 to PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000	1-6986 PNM

10.79**	Fourth Amendment to Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan dated December 31, 2001	4.3.5 to PNM Resources’ Post-Effective Amendment No. 1 to Form S-8 Registration Statement filed December 31, 2001	333-03303 PNMR

10.80**	Fifth Amendment to the Third Restated and Amended PNM Resources, Inc. Performance Stock Plan dated September 6, 2002	10.74.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002	333-32170 PNMR

10.81**	PNM Resources, Inc. Director Retainer Plan, dated December 31, 2001	4.3 to PNM Resources, Inc. Post-Effective Amendment No. 1 to Form S-8 Registration Statement filed December 31, 2001	333-03289 PNMR

10.82**	First Amendment dated February 17, 2003 to PNM Resources, Inc. Director Retainer Plan	10.40.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003	333-32170 PNMR

10.83**	Supplemental Employee Retirement Agreement for Patrick T. Ortiz (amended and restated effective January 1, 2009)	10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	1-32462 PNMR

10.84**	Retainer Agreement between the Company and Patrick T. Ortiz dated July 28, 2009 (assigned on December 10, 2009, for billing and collection purposes only, to Cuddy & McCarthy, LLP)	10.1 to PNMR’s Current Report on Form 8-K filed July 30, 2009	1-32462 PNMR

10.85**	Executive Transition Agreement between the Company and Patrick T. Ortiz dated July 28, 2009	10.2 to PNMR’s Current Report on Form 8-K filed July 30, 2009	1-32462 PNMR

10.86**	Supplemental Employee Retirement Agreement for Jeffry E. Sterba (amended and restated effective January 1, 2009)	10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.87**	Amended and Restated Retention Bonus Agreement for Jeffry E. Sterba executed September 7, 2007	10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 PNMR

10.88**	First Amendment to the Retention Bonus Agreement between PNMR and Jeffrey E. Sterba effective January 1, 2009	10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.89**	PNM Resources Officer Life Insurance Plan dated April 28, 2004	10.24.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004	333-32170 PNMR

10.90**	First Amendment to PNM Resources Officer Life Insurance Plan dated December 16, 2004	10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.	333-32170 PNMR

10.91**	Second Amendment to PNM Resources Officer Life Insurance Plan executed April 15, 2007	10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 PNMR

10.92**	Third Amendment to the PNMR Officer Life Insurance Plan effective January 1, 2009	10.10 to PNMR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.93**	Fourth Amendment to the PNMR Officer Life Insurance Plan effective January 1, 2009	10.15 to PNMR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.94**	Long Term Care Insurance Plan effective January 1, 2003	10.87 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002	333-32170 PNMR

10.95**	Executive Long Term Disability effective January 1, 2003	10.88 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002	333-32170 PNMR

10.96	Supplemental Indenture of Lease dated as of July 19, 1966 between PNM and other participants in the Four Corners Project and the Navajo Indian Tribal Council	4-D to PNM’s Registration Statement No. 2-26116	2-26116 PNM

10.97
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

10.98	Water Supply Agreement between the Jicarilla Apache Tribe and Public Service Company of New Mexico, dated July 20, 2000	10.5 to PNM’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2001	1-6986 PNM

10.99
Arizona Nuclear Power Project Participation Agreement among PNM and Arizona Public Service Company, Salt River Project Agricultural Improvement and Power District, Tucson Gas & Electric Company and El Paso Electric Company, dated August 23, 1973
		5-T to PNM’s Registration Statement No. 2-50338	2-50338 PNM

10.100	Amendments No. 1 through No. 6 to Arizona Nuclear Power Project Participation Agreement	10.8.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1991	1-6986 PNM

10.101	Amendment No. 7 effective April 1, 1982, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.2 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1991	1-6986 PNM

10.102	Amendment No. 8 effective September 12, 1983, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.58 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.103	Amendment No. 9 to Arizona Nuclear Power Project Participation Agreement dated as of June 12, 1984 (refiled)	10.8.4 to PNM’s Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1994	1-6986 PNM

10.104	Amendment No. 10 dated as of November 21, 1985 and Amendment No. 11 dated as of June 13, 1986 and effective January 10, 1987 to Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.5 to PNM’s Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1994	1-6986 PNM

10.105	Amendment No. 12 to Arizona Nuclear Power Project Participation Agreement dated June 14, 1988, and effective August 5, 1988	19.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990	1-6986 PNM

10.106	Amendment No. 13 to the Arizona Nuclear Power Project Participation Agreement dated April 4, 1990, and effective June 15, 1991	10.8.10 to PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990	1-6986 PNM

10.107	Amendment No. 14 to the Arizona Nuclear Power Project Participation Agreement effective June 20, 2000	10.8.9 to PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000	1-6986 PNM

10.108	Underground Coal Sales Agreement, dated August 31, 2001 among San Juan Coal Company, PNM and Tucson Electric Power Company
10.85 to PNM’s Quarterly Report on Form 10-Q for the quarter ending September 31, 2001  (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
1-6986 PNM

10.109	Amendment One to Underground Coal Sales Agreement dated December 15, 2003 among San Juan Coal Company, PNM and Tucson Electric Coal Company
10.9.1 to PNM’s Amended Report on Form 10-K for fiscal year ended December 31, 2003 (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
1-6986 PNM

10.110	Amendment Two to Underground Coal Sales Agreement effective September 15, 2004 among San Juan Coal Company, PNM and Tucson Electric Coal Company	10.9.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004	1-6986 PNM

10.111
Amendment Three to Underground Coal Sales Agreement executed April 29, 2005 among San Juan Coal Company, PNM and Tucson Electric Coal Company (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
		10.86.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	1-6986 PNM

10.112	Amendment Four to Underground Coal Sales Agreement effective March 7, 2007 among San Juan Coal Company, PNM and Tucson Electric Coal Company	10.89 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007	1-6986 PNM

10.113
Amendment Five to Underground Coal Sales Agreement executed December 21, 2007 among San Juan Coal Company, PNM and Tucson Electric Power Company (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
		10.95 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2007	1-6986 PNM

10.114	San Juan Unit 4 Early Purchase and Participation Agreement dated as of September 26, 1983 between PNM and M-S-R Public Power Agency, and	10.11 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994	1-6986 PNM

Modification No. 2 to the San Juan Project Agreements dated December 31, 1983 (refilled)

10.115
Amendment No. 1 to the Early Purchase and Participation Agreement between Public Service Company of New Mexico and M-S-R Public Power Agency, executed as of December 16, 1987, for San Juan Unit 4 (refiled)
		10.11.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1997	1-6986 PNM

10.116	Amendment No. 3 to the San Juan Unit 4 Early Purchase and Participation Agreement between Public Service Company of New Mexico and M-S-R Public Power Agency, dated as of October 27, 1999	10.11.3 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1999	1-6986 PNM

10.117	Amended and Restated San Juan Unit 4 Purchase and Participation Agreement dated as of December 28, 1984 between PNM and the Incorporated County of Los Alamos (refiled)	10.12 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1994	1-6986 PNM

10.118
Amendment No. 1 to the Amended and Restated San Juan Unit 4 Purchase and Participation Agreement between Public Service Company of New Mexico and M-S-R Public Power Agency, dated as of October 27, 1999
		10.12.1 to PNM’s Annual Report Form 10-K for fiscal year ended December 31, 1999	1-6986 PNM

10.119
Amendment No. 2 to the San Juan Unit 4 Purchase Agreement and Participation Agreement between Public Service Company of New Mexico and The Incorporated County of Los Alamos, New Mexico, dated October 27, 1999
		10.13 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1999	1-6986 PNM

10.120	Participation Agreement among PNM, Tucson Electric Power Company and certain financial institutions relating to the San Juan Coal Trust dated as of December 31, 1981 (refiled)	10.14 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1992	1-6986 PNM

10.121	San Juan Unit 4 Purchase and Participation Agreement Public Service Company of New Mexico and the City of Anaheim, California dated April 26, 1991	19.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1991	1-6986 PNM

10.122	Amendment No. 1 to the San Juan Unit 4 Purchase and Participation Agreement between Public Service Company of New Mexico and The City of Anaheim, California, dated October 27, 1999	10.36.1 to Annual Report PNM’s on Form 10-K for fiscal year ended December 31, 1999	1-6986 PNM

10.123	Restated and Amended San Juan Unit 4 Purchase and Participation Agreement between Public Service Company of New Mexico and Utah Associated Municipal Power Systems	10.2.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993	1-6986 PNM

10.124
Amendment No. 1 to the Restated and Amended San Juan Unit 4 Purchase And Participation Agreement between Public Service Company of New Mexico And Utah Associated Municipal Power Systems, dated October 27, 1999
		10.38.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1999	1-6986 PNM

10.125
Participation Agreement dated as of June 30, 1983 among Security Trust Company, as Trustee, PNM, Tucson Electric Power Company and certain financial institutions relating to the San Juan Coal Trust (refiled)
		10.61 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.126
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

10.127*
Facility Lease dated as of December 16, 1985 between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico together with Amendments No. 1, 2 and 3 thereto (refiled)
		10.18 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1995	1-6986 PNM

10.128*	Amendment No. 4 dated as of March 8, 1995, to Facility Lease between Public Service Company of New Mexico and the First National Bank of Boston, dated as of December 16, 1985	10.18.5 to the PNM's Quarter Report on Form10-Q for the quarter ended March 31, 1995	1-6986 PNM

10.129
Facility Lease dated as of July 31, 1986, between the First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico together with Amendments No. 1, 2 and 3 thereto (refiled)
		10.19 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.130	Facility Lease dated as of August 12, 1986, between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico	10.20 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

together with Amendments No. 1 and 2 thereto (refiled)

10.131
Amendment No. 2 dated as of April 10, 1987 to Facility Lease dated as of August 12, 1986, as amended, between The First National Bank of Boston, not in its individual capacity, but solely as Owner Trustee under a Trust Agreement, dated as of August 12, 1986, with MFS Leasing Corp., Lessor and Public Service Company of New Mexico, Lessee (refiled)
		10.20.2 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986 PNM

10.132	Amendment No. 3 dated as of March 8, 1995, to Facility Lease between Public Service Company of New Mexico and the First National Bank of Boston, dated as of August 12, 1986	10.20.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995	1-6986 PNM

10.133
Facility Lease dated as of December 15, 1986, between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico (Unit 1 Transaction) together with Amendment No. 1 thereto (refiled)
		10.21 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.134
Facility Lease dated as of December 15, 1986, between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico Unit 2 Transaction) together with Amendment No. 1 thereto (refiled)
		10.22 to PNM’s Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.135
Amendment No. 2 dated as of April 10, 1987 to the Facility Lease dated as of August 12, 1986 between The First National bank of Boston, as Owner Trustee, and PNM. (Unit 2 transaction.) (This is an amendment to a Facility Lease which is substantially similar to the Facility Lease filed as Exhibit 28.1 to the Company’s Current Report on Form 8-K dated August 18, 1986)
		10.53 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1987	1-6986 PNM

10.136	Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station dated March 15, 1996, between Public Service Company of New Mexico and Mellon Bank, N.A.	10.68 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996	1-6986 PNM

10.137	Amendment Number One to the Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station dated January 27, 1997, between Public Service Company of New Mexico and Mellon Bank, N.A.	10.68.1 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1997	1-6986 PNM

10.138	Amendment Number Two to the Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station between Public Service Company of New Mexico and Mellon Bank, N.A.	10.68.2 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 2003	1-6986 PNM

10.139
Refunding Agreement No. 8A, dated as of December 23, 1997, among PNM, the Owner Participant Named Therein, State Street Bank and Trust Company, as Owner Trustee, The Chase Manhattan Bank, as Indenture Trustee, and First PV Funding Corporation
		10.73 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

10.140	PVNGS Capital Trust—Variable Rate Trust Notes—PVNGS Note Agreement dated as of July 31, 1998	10.76 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998	1-6986 PNM

10.141	New Mexico Public Service Commission Order dated July 30, 1987, and Exhibit I thereto, in NMPUC Case No. 2004, regarding the PVNGS decommissioning trust fund (refiled)	10.67 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1997	1-6986 PNM

10.142	Stipulation in the matter of PNM’s transition plan Utility Case No. 3137, dated October 10, 2002 as amended by Amendment to Stipulated Agreement dated October 18, 2002	10.86 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002	1-6986 PNM

10.143	Settlement Agreement between Public Service Company of New Mexico and Creditors of Meadows Resources, Inc. dated November 2, 1989 (refiled)	10.34 to PNM’s Quarterly Report on Form 10-Q for quarter ended June 30, 2000	1-6986 PNM

10.144	First Amendment dated April 24, 1992 to the Settlement Agreement dated November 2, 1989 among Public Service Company of New Mexico, the lender parties thereto and collateral agent (refiled)	10.34.1 to PNM’s Quarterly Report on Form 10-Q for quarter ended June 30, 2000	1-6986 PNM

10.145	Amendment dated April 11, 1991 among Public Service Company of New Mexico, certain banks and Chemical Bank and Citibank, N.A., as agents for the banks	19.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1991	1-6986 PNM

10.146	Stipulation dated February 28, 2005 in NMPRC Case No. 04-00315-UT regarding the application of PNM Resources and TNMP for approval of the TNP acquisition	10.134 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005	1-32462 PNMR/ TNMP

10.147	Settlement Agreement dated February 3, 2005, between PNM Resources, Inc. and Texas-New Mexico Power Company, the cities of Dickenson, Lewisville, La	10.1-10.1.7 to the Company’s Current Report on Form 8-K filed February 7, 2005	1-32462 PNMR/ TNMP

Marque, Ft. Stockton and Friendswood, Texas, the Legal and Enforcement Division of the Public Utility Commission of Texas, the Office of Public Utility Counsel, the Texas Industrial Energy Consumers and the Alliance for Retail Markets

10.148	Consent Decree entered into by PNM on March 9, 2005 relating to the citizen suit under the Clean Air Act and the excess emissions report matter for SJGS	10.135 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005	1-6986 PNM

10.149	Stipulation in the matter of PNM’s application for approval of a certificate of public convenience and necessity for the Afton Generating Station, Case No. 05-00275-UT, dated November 30, 2005	10.132 to the Company’s Annual report on Form 10-K for the year ended December 31, 2005	1-6986 PNM

21	Certain subsidiaries of PNM Resources	21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008	1-32462 PNMR

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
		99.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996	1-6986 PNM

99.3.3	Supplemental Indenture No. 3 dated as of March 8, 1995, to Trust Indenture Mortgage, Security Agreement and Assignment of Rents between The First National Bank of Boston and Chemical	99.3.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995	1-6986 PNM

Bank dated as of December 16, 1985

99.4*	Assignment, Assumption and Further Agreement dated as of December 16, 1985, between Public Service Company of New Mexico and The First National Bank of Boston, as Owner Trustee (refiled)	99.4 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1995	1-6986 PNM

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

Company of New Mexico, including Appendix A definitions (refiled)

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
		99.16 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986 PNM

99.17*	Waiver letter with respect to “Deemed Loss Event” dated as of August 18, 1986, between the Owner Participant named therein, and Public Service Company of New Mexico (refiled)	99.17 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

99.18*	Waiver letter with respect to Deemed Loss Event” dated as of August 18, 1986, between the Owner Participant named therein, and Public Service Company of New Mexico (refiled)	99.18 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

99.19	Agreement No. 13904 (Option and Purchase of Effluent), dated April 23, 1973, among Arizona Public Service Company, Salt River Project Agricultural Improvement and Power	99.19 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

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

PNM RESOURCES, INC.
(Registrant)

Date: March 30, 2010	By	/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Controller