Form 10-Q/A
period 2010-06-30
PNM RESOURCES INC
filed 2010-08-27
CIK 1108426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

Commission File Number	Name of Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.
001-32462	PNM Resources, Inc.	85-0468296
(A New Mexico Corporation)
Alvarado Square
Albuquerque, New Mexico 87158
(505) 241-2700

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

PNM Resources, Inc. (“PNMR”)	YES	✓	NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

PNMR	YES	✓	NO

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
YES          NO   ✓

As of July 29, 2010, 86,673,174 shares of common stock, no par value per share, of PNMR were outstanding.

EXPLANATORY NOTE REGARDING AMENDMENT NO. 1

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (“Amendment No. 1”) amends Part II, Item 6, Exhibits of PNMR’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, initially filed with the Securities and Exchange Commission (“SEC”) on August 9, 2010 (the “Original Filing”). This Amendment No. 1 is being filed solely to furnish Exhibit 101 to the Original Filing as required by Rule 405 of Regulation S-T.

The Original Filing was a combined filing of PNMR, along with its wholly owned subsidiaries Public Service Company of New Mexico (“PNM”) and Texas-New Mexico Power Company (“TNMP”). Amendment No. 1 is being filed only by PNMR because, in compliance with the rules of the SEC, Exhibit 101 only pertains to PNMR and no information pertaining to PNM or TNMP is being submitted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the text of the amended Part II, Item 6 is set forth in its entirety herein, including those portions that have not been amended from that set forth in the Original Filing and those portions that pertain to PNM and TNMP. This Amendment No. 1 does not otherwise update any information or exhibits as originally filed and does not otherwise reflect events occurring after the filing date of the Original Filing.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II – OTHER INFORMATION

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

3.3	TNMP	Articles of Incorporation of TNMP, as amended through July 7, 2005 (incorporated by reference to Exhibit 3.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

3.4	PNMR	Bylaws of PNM Resources, Inc. with all amendments to and including February 17, 2009 (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed February 20, 2009)

3.5	PNM	Bylaws of PNM with all amendments to and including May 31, 2002 (incorporated by reference to Exhibit 3.1.2 to the Company’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002)

3.6	TNMP	Bylaws of TNMP as adopted on August 4, 2005 (incorporated by reference to Exhibit 3.2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

*12.1	PNMR	Ratio of Earnings to Fixed Charges

*12.2	PNM	Ratio of Earnings to Fixed Charges

*12.3	TNMP	Ratio of Earnings to Fixed Charges

*31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	PNMR	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	PNMR	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.3	PNM	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.4	PNM	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.5	TNMP	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.6	TNMP	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	PNMR	XBRL Instance Document

101.SCH	PNMR	XBRL Taxonomy Extension Schema Document

101.CAL	PNMR	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	PNMR	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	PNMR	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	PNMR	XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed with the Original Filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PNM RESOURCES, INC.

(Registrant)

Date: August 27, 2010	/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Corporate Controller
(Officer duly authorized to sign this report)

4