Form 10-K/A
period 2010-12-31
PNM RESOURCES INC
filed 2011-03-30
CIK 1108426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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
PNMR	YES ✓	NO

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller Reporting Company
PNMR	✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES          NO   ✓

As of February 18, 2011, shares of common stock outstanding were:
PNMR	86,673,174

On June 30, 2010 the aggregate market value of the voting stock held by non-affiliates of PNMR as computed by reference to the New York Stock Exchange composite transaction closing price of $11.18 per share reported by The Wall Street Journal, was $969,006,085.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into Part III of this report:

Proxy Statement to be filed by PNMR with the SEC pursuant to Regulation 14A relating to the annual meeting of stockholders of PNMR to be held on May 17, 2011.

EXPLANATORY NOTE REGARDING AMENDMENT NO. 1

    This Amendment No. 1 to the Annual Report on Form 10-K (“Amendment No. 1”) amends Part IV, Item 15, Exhibits and Financial Statement Schedules of PNMR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, initially filed with the Securities and Exchange Commission ("SEC") on March 1, 2011 (the “Original Filing”).  This Amendment No. 1 is being filed to include the consolidated financial statements of Optim Energy, LLC and subsidiaries pursuant to Rule 3-09 of Regulation S-X.  PNMR owns 50% of Optim Energy, LLC and accounts for its investment using the equity method.  Item 15 is also being amended to file Exhibit 23.3, the consent of Optim Energy, LLC’s independent auditors related to their opinion contained in this Amendment No. 1.

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

    (a) - 1.        See Index to Financial Statements under Item 8.
    (a) - 2.        Financial Statement Schedules for the years 2010, 2009, and 2008 are omitted for the reason that they are not required or the information is otherwise supplied under Item 8.
    (a) - 3-A (1).  Exhibits Filed with this Amendment No. 1:

Exhibit No.		Description

23.3		Consent of Deloitte & Touche LLP for Optim Energy, LLC

31.7	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.8	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.4	PNMR	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.24		Consolidated financial statements of Optim Energy, LLC and subsidiaries

(a) - 3-A (2).     Exhibits Filed with 2010 Form 10-K, filed on March 1, 2011, and incorporated by reference herein:

Exhibit No.		Description

12.1	PNMR	Ratio of Earnings to Fixed Charges

12.2	PNM	Ratio of Earnings to Fixed Charges

12.3	TNMP	Ratio of Earnings to Fixed Charges

21	PNMR	Certain subsidiaries of PNM Resources, Inc.

23.1	PNMR	Consent of Deloitte & Touche LLP for PNM Resources, Inc.

23.2	PNM	Consent of Deloitte & Touche LLP for Public Service Company of New Mexico

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNM	Chief Financial Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	TNMP	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	PNMR	XBRL Instance Document

101.SCH	PNMR	XBRL Taxonomy Extension Schema Document

101.CAL	PNMR	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	PNMR	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	PNMR	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	PNMR	XBRL Taxonomy Extension Presentation Linkbase Document

 (a) - 3-B.  Exhibits Incorporated By Reference:

The documents listed below have been previously filed on behalf of PNMR, PNM or TNMP and are incorporated by reference to the filings set forth below pursuant to Exchange Act Rule 12b-32 and Regulation S-K section 10, paragraph (d).

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:

Plan of Acquisition

2.0	Asset Purchase Agreement dated January 12, 2008 among PNM, Continental Energy Systems, LLC and New Mexico Gas Company, Inc.	2.0 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2007	1-6986 PNM

2.1	Contribution Agreement, dated as of June 1, 2007, among EnergyCo, LLC, PNM Resources, and ECJV Holdings, LLC	2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	1-32462 PNMR
2.2
Purchase and Sale Agreement, dated as of January 14, 2006 among Twin Oaks Power LP, Twin Oaks Power III, LP, Sempra Energy, Altura Power L.P. and PNM Resources (Confidential treatment was requested for portions of the exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
		2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005	1-32462 PNMR

Articles of Incorporation and By-laws

3.1	Articles of Incorporation of PNM Resources, as amended to date (Certificate of Amendment dated October 27, 2008 and Restated Articles of Incorporation dated August 3, 2006)	3.1 to the Company’s Current Report on Form 8-K filed November 21, 2008	1-32462 PNMR

3.2	Restated Articles of Incorporation of PNM, as amended through May 31,	3.1.1 to the Company’s Quarterly Report on Form 10-Q for the quarter	1-6986 PNM

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
	2002	ended June 30, 2002

3.3	Articles of Incorporation of TNMP, as amended through July 7, 2005	3.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	2-97230 TNMP

3.4	Bylaws of PNM Resources, Inc. with all amendments to and including December 8, 2009	3.1 to the Company’s Current Report on Form 8-K filed December 11, 2009	1-32462 PNMR

3.5	Bylaws of PNM with all amendments to and including May 31, 2002	3.1.2 to the Company’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002	1-6986 PNM

3.6	Bylaws of TNMP as adopted on August 4, 2005	3.2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	2-97230 TNMP
Indentures‡
PNMR

4.1	Indenture, dated as of March 15, 2005, between PNMR and JPMorgan Chase Bank, N.A., as Trustee	10.2 to PNMR’s Current Report on Form 8-K filed March 31, 2005	1-32462 PNMR

4.2	Supplemental Indenture No. 1, dated as of March 30, 2005, between the Company and JPMorgan Chase Bank, N.A. as Trustee, with Form of Senior Note included as Exhibit A thereto	10.3 to PNMR’s Current Report on Form 8-K filed March 31, 2005	333-32170 PNMR

4.3	Supplemental Indenture No. 2, dated as of May 16, 2008 between PNMR and The Bank of New York Trust Company, N.A. (successor to JPMorgan Chase Bank, N.A.), as trustee	4.3 to PNMR’s Current Report on Form 8-K filed May 21, 2008	1-32462 PNMR

4.4	Indenture, dated as of October 7, 2005, between PNMR and U.S. Bank National Association, as trustee	4.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	1-32462 PNMR

4.5	Supplemental Indenture, dated as of October 7, 2005, between PNMR and U.S. Bank National Association, as trustee, with Form of Senior Note included as Exhibit A thereto	4.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	1-32462 PNMR

4.6	Supplemental Indenture No. 2, dated as of August 4, 2008 between PNMR and U.S. Bank National Association, as trustee	4.3 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	1-32462 PNMR

4.7	Registration Rights Agreement, dated as of October 7, 2005, between PNMR, as issuer and Cascade Investment, LLC, as initial holder.	4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005	1-32462 PNMR

PNM

4.8	Indenture (for Senior Notes), dated as of March 11, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.9	First Supplemental Indenture, dated as of March 11, 1998, supplemental to Indenture, dated as of March 11, 1998, Between PNM and The Chase Manhattan Bank, as Trustee	4.5 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.10	Second Supplemental Indenture, dated as of March 11, 1998, supplemental to Indenture, dated as of March 11, 1998, Between PNM and The Chase Manhattan Bank, as Trustee	4.6 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.11	Third Supplemental Indenture, dated as of October 1, 1999 to Indenture dated as of March 11, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.6.1 to PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999	1-6986 PNM

4.12	Fourth Supplemental Indenture, dated as of May 1, 2003 to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee	4.6.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

4.13	Fifth Supplemental Indenture, dated as of May 1, 2003 to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank, as Trustee	4.6.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

4.14	Sixth Supplemental Indenture, dated as of May 1, 2003 to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank, as Trustee	4.6.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

4.15
Seventh Supplemental Indenture, dated as of June 1, 2007 to Indenture dated as of March 11, 1998, between PNM and The Bank of New York Trust Company, N.A. (successor to JPMorgan Chase Bank), as Trustee
		4.23 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	1-6986 PNM

4.16
Eighth Supplemental Indenture, dated as of June 1, 2010 to Indenture dated as of March 11, 1988, between PNM and The Bank of New York Mellon Trust Company (successor to JPMorgan Chase Bank), as Trustee
		10.1 to PNM’s Current Report on Form 8-K filed July 29, 2010	1-6986 PNM

4.17	Ninth Supplemental Indenture, dated as of June 1, 2010 to Indenture dated as of March 11, 1988, between PNM and The Bank of New York Mellon Trust Company (successor to JPMorgan Chase Bank), as Trustee	10.2 to PNM’s Current Report on Form 8-K filed July 29, 2010	1-6986 PNM

4.18	Indenture (for Senior Notes), dated as of August 1, 1998, between PNM and The	4.1 to PNM’s Registration Statement No. 333-53367	333-53367 PNM

Chase Manhattan Bank, as Trustee

4.19	First Supplemental Indenture, dated August 1, 1998, supplemental to Indenture, dated as of August 1, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.3 to PNM’s Current Report on Form 8-K Dated August 7, 1998	1-6986 PNM

4.20	Second Supplemental Indenture, dated September 1, 2003, supplemental to Indenture, dated as of August 1, 1998, between PNM and JPMorgan Chase Bank (formerly, The Chase Manhattan Bank), as Trustee	4.7.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003	1-6986 PNM

4.21	Third Supplemental Indenture, dated as of May 13, 2008 between PNM and The Bank of New York Trust Company, N.A. as trustee	4.2 to PNM’s Current Report on Form 8-K filed May 15, 2008	1-6986 PNM

TNMP

4.22	The First Mortgage Indenture dated as of March 23, 2009, between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee	4.1 to TNMP’s Current Report on Form 8-K filed March 27, 2009	2-97230 TNMP

4.23	The First Supplemental Indenture dated as of March 23, 2009, between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee	4.2 to TNMP’s Current Report on Form 8-K filed March 27, 2009	2-97230 TNMP

4.24	The Second Supplemental Indenture dated as of March 25, 2009, between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee	4.3 to TNMP’s Current Report on Form 8-K filed March 27, 2009	2-97230 TNMP

4.25	The Third Supplemental Indenture dated as of April 30, 2009 between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee	4.1 to TNMP’s current Report on Form 8-K filed May 6, 2009	2-97230 TNMP

4.26
First Amendment dated as of December 16, 2010 between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee to The Third Supplemental Indenture dated as of April 30, 2009 between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee
		4.1 to TNMP’s Current Report on Form 8-K filed December 17, 2010	2-97230 TNMP

4.27	Indenture, dated January 1, 1999 between TNMP and JPMorgan Chase Bank (successor to The Chase Bank of Texas, N. A.), as Trustee	4(w) to TNMP’s Annual Report on Form 10-K for the year ended December 31, 1998	2-97230 TNMP

4.28	First Supplemental Indenture, dated January 1, 1999, to Indenture, dated January 1, 1999, between TNMP and	4(x) to TNMP’s Annual Report on Form 10-K for the year ended December 31, 1998	2-97230 TNMP

JPMorgan Chase Bank (successor to The Chase Bank of Texas, N. A.), as Trustee

4.29	Second Supplemental Indenture, dated June 1, 2003, to Indenture, dated January 1, 1999, between TNMP and JPMorgan Chase Bank (successor to The Chase Bank of Texas, N. A.), as Trustee	4 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	2-97230 TNMP

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
		10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007	1-32462 PNMR

10.4	Third Amendment to Credit Agreement, dated as of March 11, 2009, among PNMR, First Choice Power, L.P., the lenders party thereto, and Bank of America, N.A., as administrative agent.	10.1 to PNMR’s Current Report on Form 8-K filed March 13, 2009	1-32462 PNMR

10.5	Fourth Amendment to Credit Agreement, dated as of March 27, 2010, among PNMR, First Choice Power, L.P., the Lenders party thereto and Bank of America, N.A., as administrative agent	10.2 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010	1-32462 PNMR

10.6	Consent Agreement, dated as of August 11, 2008, among PNMR, First Choice Power, L.P., the lenders party thereto and Bank of America, N.A., as administrative agent	10.1 to PNMR’s Current Report on 8-K filed August 13, 2008	1-32462 PNMR

10.7	Amended and Restated Guaranty Agreement, dated as of August 15, 2005, executed by PNM Resources, Inc.,	10.1 to the Company’s Current Report on Form 8-K filed August 19, 2005	1-32462 PNMR

as Guarantor

10.8	Unit Purchase Agreement dated as of August 13, 2004 between PNM Resources and Cascade Investment, L.L.C.	99 to PNM Resources’ Current Report on Form 8-K filed August 19, 2004	333-32170 PNMR

10.9	First Supplement to Unit Purchase Agreement, dated as of June 4, 2005, between PNMR and Cascade	99.2 to the Company’s Current Report on Form 8-K filed June 10, 2005	1-32462 PNMR
10.10	Second Supplement to Unit Purchase Agreement, dated as of July 1, 2005, between PNMR and Cascade	99.1 to the Company’s Current Report on Form 8-K filed July 8, 2005	1-32462 PNMR

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
		10.3 to the Company’s Current Report on Form 8-K filed August 19, 2005 (refiled with exhibits thereto as Exhibit 10.3 to Form 8-K/A filed January 5, 2010)	1-6986 PNM

10.13	Consent Agreement, dated as of August 12, 2008, among PNM, the lenders party thereto, and Wachovia Bank, National Association, as Administrative Agent for the lenders named therein	10.2 to PNM’s Current Report on Form 8-K filed August 13, 2008	1-6986 PNM

10.14	Transitional Services Agreement among PNM, PNMR Services Company and New Mexico Gas Company, Inc. dated as of January 12, 2008	10.12 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2007	1-6986 PNM

10.15	Amended and Restated Credit Agreement, dated as of December 16, 2010, among TNMP, the lenders identified therein and JPMorgan Chase Bank, N.A., as administrative agent	10.1 to TNMP’s Current Report on Form 8-K filed December 17, 2010	2-97230 TNMP

10.16	Term Loan Credit Agreement, dated as of March 25, 2009, among TNMP, the lenders identified therein and Union Bank, N.A., as administrative agent	10.1 to TNMP’s Current Report on Form 8-K filed March 27, 2009	1-32462 PNMR

10.17**	PNM Resources, Inc. Second Amended and Restated Omnibus Performance Equity Plan dated May 19, 2009 (“PEP”)	4.1 to PNM Resources’ Form S-8 Registration Statement filed May 20, 2009	333-159361 PNMR

10.18**	Description of 2010 long term incentive program for named executive officers	Item 5.02(e) of PNM Resources’ Current Report on Form 8-K filed March 25, 2010	1-32462 PNMR

10.19**	Form of Stock Option Award Agreement for non-qualified stock options granted under PEP in 2010	10.3 to PNMR’s Current Report on Form 8-K filed May 26, 2009	1-32462 PNMR

10.20**	Form of Performance Restricted Stock Rights Award Agreement for performance-based, time-vested restricted stock rights awards based on adjusted cash earnings granted under PEP in 2010	10.4 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010	1-32464 PNMR
10.21**	Form of Performance Cash Award Agreement for performance cash awards based on adjusted cash earnings granted under PEP in 2010	10.5 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010	1-32462 PNMR

10.22**	Form of Performance Restricted Stock Rights Award Agreement for performance-based, time-vested restricted stock rights awards based on adjusted cash earnings granted under PEP in 2009
10.4 to PNMR’s Current Report on Form 8-K filed May 26, 2009 (the 2009 long-term incentive program for named executive officers is described in Item 5.02(e) of this Current Report on Form 8-K filed May 26, 2009)
1-32462 PNMR

10.23**	Form of Performance Cash Award Agreement for performance cash awards based on adjusted cash earnings granted under PEP in 2009	10.5 to PNMR’s Current Report on Form 8-K filed May 26, 2009	1-32462 PNMR

10.24**	Form of Performance Share Award Agreement for performance share awards based on special purpose performance criteria granted under the PEP in 2009	10.6 to PNMR’s Current Report on form 8-K filed May 26, 2009	1-32462 PNMR

10.25**	Form of Performance Cash Award Agreement for performance cash awards based on special purpose performance criteria granted under the PEP in 2009	10.7 to PNMR’s Current Report on Form 8-K filed May 26, 2009	1-32462 PNMR

10.26**	Form of Restricted Stock Rights Award Agreement for time-vested stock rights awards granted under PEP in May 2009	10.8 to PNMR’s Current Report on Form 8-K filed May 26, 2009	1-32462 PNMR

10.27**	Form of the award agreement for non-qualified stock options granted under the PEP in 2007-2009	10.2 to the Company's Current Report on Form 8-K filed February 16, 2007	1-32462 PNMR

10.28**	Form of award agreement for restricted stock rights granted under the PEP in 2007, 2008 and February 2009	10.3 to the Company’s Current Report on Form 8-K filed February 16, 2007	1-32462 PNMR

10.29**	Changes in Director Compensation
10.2 to the Company’s Current Report on Form 8-K filed March 1, 2011 (for 2011 compensation) and 10.1 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (for 2010 compensation)
1-32462 PNMR

10.30**	Form of award notice for restricted stock awards and stock options granted to directors under the PEP	10.3 to the Company’s Current Report on Form 8-K filed March 1, 2011	1-32462 PNMR

10.31**	PNM Resources, Inc. Executive Spending Account Plan (amended and restated effective January 1, 2011)	10.4 to the Company’s Current Report on Form 8-K filed March 1, 2011	333-32170 PNMR

10.32**	PNM Resources, Inc. Executive Savings Plan II (amended and restated effective January 1, 2009)	4.1 to PNMR’s Registration Statement on Form S-8 (333-156243) filed December 17, 2008	333-156243 PNMR

10.33**	PNM Resources, Inc. After-Tax Retirement Plan effective January 1, 2009	10.5 to PNMR’s Annual Report on Form 10-K for he fiscal year ended December 31, 2008	1-32462 PNMR

10.34**	2009 Officer Incentive Plan	10.2 to PNM Resources' Current Report on Form 8-K filed May 26, 2009	1-32462 PNMR

10.35**	2010 Officer Incentive Plan	10.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010	1-32462 PNMR

10.36**	Performance Cash Program for the Utilities President (Patricia K. Collawn)	10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	1-32462 PNMR

10.37**	Summary of Executive Time Off Policy Effective January 1, 2006	10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	1-32462 PNMR

10.38**	Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) (August 16, 1988) (refiled)	10.23 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986 PNM

10.39**	First Amendment to Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) (August 30, 1988) (refiled)	10.23.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986 PNM

10.40**	Second Amendment to Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) (December 29, 1989) (refiled)	10.23.2 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986 PNM

10.41**	Second [Third] Amendment to the Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) dated December 8, 1992	10.22.1 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 2004.	1-6986 PNM

10.42**	Fourth Amendment to the Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan, as amended effective December 7, 1998	10.23.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999	1-6986 PNM

10.43**	Fifth Amendment dated November 27, 2002 to the Restated and Amended PNM Resources, Inc. Accelerated	10.23.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002	333-32170 PNMR

Performance Management Plan

10.44**	Sixth Amendment dated December 9, 2003 to the PNM Resources, Inc. Restated and Amended Accelerated Performance Management Plan	10.23.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003	333-32170 PNMR

10.45**	Seventh Amendment dated November 21, 2008 to the PNM Resources, Inc. Accelerated Management Performance Plan	10.4 to PNMR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.46**	PNM Resources, Inc. Non-Union Severance Pay Plan effective August 1, 2007 (amended and restated)	10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 PNMR

10.47**	First Amendment to the PNM Resources Non-Union Severance Pay Plan executed November 20, 2008	10.3 to PNMR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.48**	PNM Service Bonus Plan dated October 23, 1984	19.4 to PNM’s Quarterly Report on Form 10-Q or the quarter ended September 30, 1988	1-6986 PNM

10.49**	First Amendment dated November 20, 1985 to PNM Service Bonus Plan	10.11.1 to PNM’s Annual Report on Form 10-K for the fiscal year ending December 31, 1985	1-6986 PNM

10.50**	Second Amendment dated December 29, 1989 to PNM Service Bonus Plan	10.27.2 to PNM’s Annual Report on Form 10-K for the fiscal year ending December 31, 1989	1-6986 PNM

10.51**	Second [Third] Amendment dated December 7, 1998 to PNM Service Bonus Plan	10.45 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999	1-6986 PNM

10.52**	Fourth Amendment dated November 27, 2002 to PNM Resources, Inc. Service Bonus Plan	10.45.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002	333-32170 PNMR

10.53**	Fifth Amendment dated December 9, 2003 to PNM Resources, Inc. Service Bonus Plan	10.45.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003	333-32170 PNMR

10.54**	Public Service Company of New Mexico OBRA ‘93 Retirement Plan effective November 15, 1993	10.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993	1-6986 PNM

10.55**	First Amendment to the Public Service Company of New Mexico OBRA ’93 Retirement Plan, as amended effective December 7, 1998	10.48.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999	1-6986 PNM

10.56**	Second Amendment dated November 27, 2002 to the PNM Resources, Inc. OBRA ’93 Retirement Plan	10.48.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002	333-32170 PNMR

10.57**	Third Amendment dated December 9, 2003 to the PNM Resources, Inc. OBRA ’93 Retirement Plan	10.48.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003	333-32170 PNMR

10.58**	Public Service Company of New Mexico Section 415 Plan dated January 1, 1994	10.50 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.59**	First Amendment dated December 7, 1998 and Second Amendment dated August 7, 1999 to PNM Section 415 Plan and Third Amendment dated November 27, 2002 to the PNM Resources, Inc. Section 415 Plan	10.50.1 to the Company’s Annual Report in Form 10-K for the fiscal year ended December 31, 2002	333-32170 PNMR

10.60**	Fourth Amendment dated December 9, 2003 to the PNM Resources, Inc. Section 415 Plan	10.50.2 to the Company’s Annual Report in Form 10-K for the fiscal year ended December 31, 2003	333-32170 PNMR

10.61**	PNM Resources, Inc. Officer Retention Plan executed September 2, 2008 (amended and restated effective January 1, 2009)	10.1 to the Company’s Quarterly Report in Form 10-Q for the quarter ended September 30, 2008	1-32462 PNMR

10.62**	First Amendment to PNM Resources, Inc. Officer Retention Plan executed November 20, 2008	10.8 to the Company’s Annual Report in Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.63**	PNM Resources Executive Spending Account Plan dated December 9, 2003	10.52 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2003	333-32170 PNMR

10.64**	First Amendment to PNM Resources Executive Spending Account Plan effective January 1, 2004	10.52.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004	333-32170 PNMR

10.65**	Second Amendment to PNMR’s Executive Spending Account Plan executed August 28, 2008	10.2 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	1-32462 PNMR

10.66**	Third Amendment to PNMR’s Executive Spending Account Plan effective January 1, 2009	10.7 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2008	1-32462 PNMR

10.67**	Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan effective March 10, 1998	10.74 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

10.68**	First Amendment to the Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan Dated February 7, 2000	10.74.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000	1-6986 PNM

10.69**	Second Amendment to the Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan, effective December 7, 1998	10.74.2 to PNM's Annual Report on Form 10-K for the fiscal year ended December 31, 2000	1-6986 PNM

10.70**	Third Amendment to the Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan, effective December 10, 2000	10.74.3 to PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000	1-6986 PNM

10.71**	Fourth Amendment to Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan dated December 31, 2001	4.3.5 to PNM Resources’ Post-Effective Amendment No. 1 to Form S-8 Registration Statement filed December 31, 2001	333-03303 PNMR

10.72**	Fifth Amendment to the Third Restated and Amended PNM Resources, Inc. Performance Stock Plan dated September 6, 2002	10.74.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002	333-32170 PNMR

10.73**	PNM Resources, Inc. Director Retainer Plan, dated December 31, 2001	4.3 to PNM Resources, Inc. Post-Effective Amendment No. 1 to Form S-8 Registration Statement filed December 31, 2001	333-03289 PNMR

10.74**	First Amendment dated February 17, 2003 to PNM Resources, Inc. Director Retainer Plan	10.40.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003	333-32170 PNMR

10.75**	Supplemental Employee Retirement Agreement for Patrick T. Ortiz (amended and restated effective January 1, 2009)	10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	1-32462 PNMR

10.76**	Retainer Agreement between the Company and Patrick T. Ortiz dated July 28, 2009 (assigned on December 10, 2009, for billing and collection purposes only, to Cuddy & McCarthy, LLP)	10.1 to PNMR’s Current Report on Form 8-K filed July 30, 2009	1-32462 PNMR

10.77**	Executive Transition Agreement between the Company and Patrick T. Ortiz dated July 28, 2009	10.2 to PNMR’s Current Report on Form 8-K filed July 30, 2009	1-32462 PNMR

10.78**	Supplemental Employee Retirement Agreement for Jeffry E. Sterba (amended and restated effective January 1, 2009)	10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.79**	Amended and Restated Retention Bonus Agreement for Jeffry E. Sterba executed September 7, 2007	10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 PNMR

10.80**	First Amendment to the Retention Bonus Agreement between PNMR and Jeffrey E. Sterba effective January 1, 2009	10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.81**	PNM Resources Officer Life Insurance Plan dated April 28, 2004	10.24.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004	333-32170 PNMR

10.82**	First Amendment to PNM Resources Officer Life Insurance Plan dated December 16, 2004	10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.	333-32170 PNMR

10.83**	Second Amendment to PNM Resources	10.5 to the Company’s Quarterly Report	1-32462

	Officer Life Insurance Plan executed April 15, 2007	on Form 10-Q for the quarter ended September 30, 2007	PNMR

10.84**	Third Amendment to the PNMR Officer Life Insurance Plan effective January 1, 2009	10.10 to PNMR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.85**	Fourth Amendment to the PNMR Officer Life Insurance Plan effective January 1, 2009	10.15 to PNMR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.86**	Long Term Care Insurance Plan effective January 1, 2003	10.87 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002	333-32170 PNMR

10.87**	Executive Long Term Disability effective January 1, 2003	10.88 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002	333-32170 PNMR

10.88	Supplemental Indenture of Lease dated as of July 19, 1966 between PNM and other participants in the Four Corners Project and the Navajo Indian Tribal Council	4-D to PNM’s Registration Statement No. 2-26116	2-26116 PNM

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
		5-T to PNM’s Registration Statement No. 2-50338	2-50338 PNM

10.92	Amendments No. 1 through No. 6 to Arizona Nuclear Power Project Participation Agreement	10.8.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1991	1-6986 PNM

10.93	Amendment No. 7 effective April 1, 1982, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.2 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1991	1-6986 PNM

10.94	Amendment No. 8 effective September 12, 1983, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.58 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.95	Amendment No. 9 to Arizona Nuclear Power Project Participation Agreement dated as of June 12, 1984 (refiled)	10.8.4 to PNM’s Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1994	1-6986 PNM

10.96	Amendment No. 10 dated as of November 21, 1985 and Amendment No. 11 dated as of June 13, 1986 and effective January 10, 1987 to Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.5 to PNM’s Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1994	1-6986 PNM

10.97	Amendment No. 12 to Arizona Nuclear Power Project Participation Agreement dated June 14, 1988, and effective August 5, 1988	19.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990	1-6986 PNM

10.98	Amendment No. 13 to the Arizona Nuclear Power Project Participation Agreement dated April 4, 1990, and effective June 15, 1991	10.8.10 to PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990	1-6986 PNM

10.99	Amendment No. 14 to the Arizona Nuclear Power Project Participation Agreement effective June 20, 2000	10.8.9 to PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000	1-6986 PNM

10.100	Amendment No. 15 to the Arizona Nuclear Power Project Participation Agreement dated November 29, 2010 and effective January 1, 2010	10.1 to PNM’s Current Report on Form 8-K filed February 28, 2011	1-6986 PNM

10.101	Underground Coal Sales Agreement, dated August 31, 2001 among San Juan Coal Company, PNM and Tucson Electric Power Company
10.85 to PNM’s Quarterly Report on Form 10-Q for the quarter ending September 31, 2001  (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
1-6986 PNM

10.102	Amendment One to Underground Coal Sales Agreement dated December 15, 2003 among San Juan Coal Company, PNM and Tucson Electric Coal Company
10.9.1 to PNM’s Amended Report on Form 10-K for fiscal year ended December 31, 2003 (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
1-6986 PNM

10.103	Amendment Two to Underground Coal Sales Agreement effective September 15, 2004 among San Juan Coal Company, PNM and Tucson Electric Coal Company	10.9.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004	1-6986 PNM

10.104
Amendment Three to Underground Coal Sales Agreement executed April 29, 2005 among San Juan Coal Company, PNM and Tucson Electric Coal Company (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
		10.86.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	1-6986 PNM

10.105	Amendment Four to Underground Coal Sales Agreement effective March 7, 2007 among San Juan Coal Company, PNM and Tucson Electric Coal Company	10.89 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007	1-6986 PNM

10.106
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

10.107
San Juan Unit 4 Early Purchase and Participation Agreement dated as of September 26, 1983 between PNM and M-S-R Public Power Agency, and Modification No. 2 to the San Juan Project Agreements dated December 31, 1983 (refilled)
		10.11 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994	1-6986 PNM

10.108
Amendment No. 1 to the Early Purchase and Participation Agreement between Public Service Company of New Mexico and M-S-R Public Power Agency, executed as of December 16, 1987, for San Juan Unit 4 (refiled)
		10.11.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1997	1-6986 PNM

10.109	Amendment No. 3 to the San Juan Unit 4 Early Purchase and Participation Agreement between Public Service Company of New Mexico and M-S-R Public Power Agency, dated as of October 27, 1999	10.11.3 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1999	1-6986 PNM

10.110	Amended and Restated San Juan Unit 4 Purchase and Participation Agreement dated as of December 28, 1984 between PNM and the Incorporated County of Los Alamos (refiled)	10.12 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1994	1-6986 PNM

10.111
Amendment No. 1 to the Amended and Restated San Juan Unit 4 Purchase and Participation Agreement between Public Service Company of New Mexico and M-S-R Public Power Agency, dated as of October 27, 1999
		10.12.1 to PNM’s Annual Report Form 10-K for fiscal year ended December 31, 1999	1-6986 PNM

10.112
Amendment No. 2 to the San Juan Unit 4 Purchase Agreement and Participation Agreement between Public Service Company of New Mexico and The Incorporated County of Los Alamos, New Mexico, dated October 27, 1999
		10.13 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1999	1-6986 PNM

10.113	Participation Agreement among PNM, Tucson Electric Power Company and certain financial institutions relating to the San Juan Coal Trust dated as of December 31, 1981 (refiled)	10.14 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1992	1-6986 PNM

10.114	San Juan Unit 4 Purchase and Participation Agreement Public Service Company of New Mexico and the City of Anaheim, California dated April 26, 1991	19.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1991	1-6986 PNM

10.115	Amendment No. 1 to the San Juan Unit 4 Purchase and Participation Agreement between Public Service Company of New Mexico and The City of Anaheim, California, dated October 27, 1999	10.36.1 to Annual Report PNM’s on Form 10-K for fiscal year ended December 31, 1999	1-6986 PNM

10.116	Restated and Amended San Juan Unit 4 Purchase and Participation Agreement between Public Service Company of New Mexico and Utah Associated Municipal Power Systems	10.2.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993	1-6986 PNM

10.117
Amendment No. 1 to the Restated and Amended San Juan Unit 4 Purchase And Participation Agreement between Public Service Company of New Mexico And Utah Associated Municipal Power Systems, dated October 27, 1999
	10.38.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1999	1-6986 PNM

10.118
Participation Agreement dated as of June 30, 1983 among Security Trust Company, as Trustee, PNM, Tucson Electric Power Company and certain financial institutions relating to the San Juan Coal Trust (refiled)
	10.61 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.119
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
		10.73 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

10.133	PVNGS Capital Trust—Variable Rate Trust Notes—PVNGS Note Agreement dated as of July 31, 1998	10.76 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998	1-6986 PNM

10.134	New Mexico Public Service Commission Order dated July 30, 1987, and Exhibit I thereto, in NMPUC Case No. 2004, regarding the PVNGS decommissioning trust fund (refiled)	10.67 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1997	1-6986 PNM

10.135	Stipulation in the matter of PNM’s transition plan Utility Case No. 3137, dated October 10, 2002 as amended by Amendment to Stipulated Agreement dated October 18, 2002	10.86 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002	1-6986 PNM

10.136	Settlement Agreement between Public Service Company of New Mexico and Creditors of Meadows Resources, Inc. dated November 2, 1989 (refiled)	10.34 to PNM’s Quarterly Report on Form 10-Q for quarter ended June 30, 2000	1-6986 PNM

10.137	First Amendment dated April 24, 1992 to the Settlement Agreement dated November 2, 1989 among Public Service Company of New Mexico, the lender parties thereto and collateral agent (refiled)	10.34.1 to PNM’s Quarterly Report on Form 10-Q for quarter ended June 30, 2000	1-6986 PNM

10.138	Amendment dated April 11, 1991 among Public Service Company of New Mexico, certain banks and Chemical Bank and Citibank, N.A., as agents for the banks	19.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1991	1-6986 PNM

10.139	Stipulation dated February 28, 2005 in NMPRC Case No. 04-00315-UT regarding the application of PNM Resources and TNMP for approval of the TNP acquisition	10.134 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005	1-32462 PNMR/ TNMP

10.140
Settlement Agreement dated February 3, 2005, between PNM Resources, Inc. and Texas-New Mexico Power Company, the cities of Dickenson, Lewisville, La Marque, Ft. Stockton and Friendswood, Texas, the Legal and Enforcement Division of the Public Utility Commission of Texas, the Office of Public Utility Counsel, the Texas Industrial Energy Consumers and the Alliance for Retail Markets
		10.1-10.1.7 to the Company’s Current Report on Form 8-K filed February 7, 2005	1-32462 PNMR/ TNMP

10.141	Consent Decree entered into by PNM on March 9, 2005 relating to the citizen suit under the Clean Air Act and the excess emissions report matter for SJGS	10.135 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005	1-6986 PNM

10.142
Settlement and Release of Claims Agreement dated February 11, 2010 among PNM, PG&E, SDG&E, CPUC, California ex. rel. Edmund G. Brown, Jr., Attorney General and the California Dept. of Water Resources (collectively, “PNM and the California Parties”) (relating to certain 2000-2001 transactions in California energy markets)
		10.1 to PNM’s Current Report on Form 8-K filed February 12, 2010	1-6986 PNM

10.143	Agreement for Disposition of Escrowed Funds dated January 11, 2010 among PNM and the California Parties	10.1 to PNM’s current Report on Form 8-K filed January 14, 2010	1-6986 PNM

21	Certain subsidiaries of PNM Resources	21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008	1-32462 PNMR

99.1*
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

99.2
Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of December 16, 1985, between the First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee together with Supplemental Indentures Nos. 1 and 2 (refiled)
		99.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996	1-6986 PNM

99.3
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

99.21
Municipal Effluent Purchase and Sale Agreement dated April 23, 2010 between Cities of Phoenix, Mesa, Tempe, Scottsdale and Glendale, Arizona municipal corporations; and APS, SRP, acting on behalf of themselves and EPE, SCE, PNM, SCPPA, and Los Angeles Department of Water and Power
	10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010	1-6986 PNM

99.22*
1996 Supplemental Indenture dated as of September 27, 1996 to Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of December 16, 1985 between State Street Bank and Trust Company, as Owner Trustee, and The Chase Manhattan Bank, as Indenture Trustee
	99.21 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996	1-6986 PNM

99.23
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

PNM RESOURCES, INC.
(Registrant)

Date: March 30, 2011	By	/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Corporate Controller