Form 10-Q
period 2013-09-30
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2013-11-01
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

PNM Resources, Inc. ("PNMR")	YES	✓	NO
Public Service Company of New Mexico ("PNM")	YES	✓	NO
Texas-New Mexico Power Company ("TNMP")	YES		NO	✓

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

As of October 25, 2013, 79,653,624 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM outstanding as of October 25, 2013 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP outstanding as of October 25, 2013 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
Afton	Afton Generating Station
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, which is the operator and a co-owner of PVNGS and Four Corners
BACT	Best Available Control Technology
BART	Best Available Retrofit Technology
BHP	BHP Billiton, Ltd, the parent of SJCC
Board	Board of Directors of PNMR
BTU	British Thermal Unit
CAA	Clean Air Act
CCB	Coal Combustion Byproducts
CCN	Certificate of Convenience and Necessity
CO2	Carbon Dioxide
CTC	Competition Transition Charge
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
Delta	Delta-Person Generating Station
DOE	United States Department of Energy
DOI	United States Department of Interior
EIB	New Mexico Environmental Improvement Board
EIP	Eastern Interconnection Project
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESA	Endangered Species Act
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
First Choice	FCP Enterprises, Inc. and Subsidiaries
Four Corners	Four Corners Power Plant
FPPAC	Fuel and Purchased Power Adjustment Clause
GAAP	Generally Accepted Accounting Principles in the United States of America
Gallup	City of Gallup, New Mexico
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
IBEW	International Brotherhood of Electrical Workers
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
KW	Kilowatt
KWh	Kilowatt Hour
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MMBTU	Million BTUs
Moody's	Moody's Investor Services, Inc.

MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, Navajo Nation Safe Drinking Water Act, and Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
NEC	Navopache Electric Cooperative, Inc.
NERC	North American Electric Reliability Council
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NMAG	New Mexico Attorney General
NMED	New Mexico Environment Department
NMIEC	New Mexico Industrial Energy Consumers Inc.
NMPRC	New Mexico Public Regulation Commission
NOx	Nitrogen Oxides
NOI	Notice of Inquiry
NOPR	Notice of Proposed Rulemaking
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
OCI	Other Comprehensive Income
OPEB	Other Post Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
PNM	Public Service Company of New Mexico and Subsidiaries
PNM Revolving Credit Facility	PNM's $400.0 Million Unsecured Revolving Credit Facility
PNM Term Loan Agreement	PNM's $75.0 Million Unsecured Term Loan Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR Revolving Credit Facility	PNMR's $300.0 Million Unsecured Revolving Credit Facility
PNMR Term Loan Agreement	PNMR's $100.0 Million Unsecured Term Loan Facility
PPA	Power Purchase Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
RCRA	Resource Conservation and Recovery Act
RCT	Reasonable Cost Threshold
REA	New Mexico's Renewable Energy Act of 2004
REC	Renewable Energy Certificates
REP	Retail Electricity Provider
RMC	Risk Management Committee
RPS	Renewable Energy Portfolio Standard
SCE	Southern California Edison Company
SCR	Selective Catalytic Reduction
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SNCR	Selective Non-Catalytic Reduction

SO2	Sulfur Dioxide
SPS	Southwestern Public Service Company
S&P	Standard and Poor's Ratings Services
TECA	Texas Electric Choice Act
Tenth Circuit	United States Court of Appeals for the Tenth Circuit
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP Revolving Credit Facility	TNMP's $75.0 Million Revolving Credit Facility
TNP	TNP Enterprises, Inc. and Subsidiaries
Tri-State	Tri-State Generation and Transmission Association, Inc.
Valencia	Valencia Energy Facility
VaR	Value at Risk
WEG	WildEarth Guardians

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Electric Operating Revenues	$399,730	$390,411	$1,064,993	$1,019,646
Operating Expenses:
Cost of energy	114,674	110,777	325,039	297,342
Administrative and general	46,915	45,283	134,744	135,371
Energy production costs	41,142	40,365	131,546	131,546
Regulatory disallowances	1,735	—	1,735	—
Depreciation and amortization	42,743	42,820	125,189	122,289
Transmission and distribution costs	17,248	17,082	50,690	50,896
Taxes other than income taxes	17,534	15,934	49,739	45,218
Total operating expenses	281,991	272,261	818,682	782,662
Operating income	117,739	118,150	246,311	236,984
Other Income and Deductions:
Interest income	2,264	3,130	7,731	9,808
Gains on investments held by NDT	2,190	5,716	6,995	9,376
Other income	3,252	2,484	7,517	6,991
Other (deductions)	(5,970)	(3,451)	(13,516)	(10,719)
Net other income (deductions)	1,736	7,879	8,727	15,456
Interest Charges	30,365	30,515	92,279	90,280
Earnings before Income Taxes	89,110	95,514	162,759	162,160
Income Taxes	30,296	33,538	58,600	54,609
Net Earnings	58,814	61,976	104,159	107,551
(Earnings) Attributable to Valencia Non-controlling Interest	(4,127)	(3,980)	(10,904)	(10,699)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(396)	(396)
Net Earnings Attributable to PNMR	$54,555	$57,864	$92,859	$96,456
Net Earnings Attributable to PNMR per Common Share:
Basic	$0.68	$0.73	$1.16	$1.21
Diluted	$0.68	$0.72	$1.15	$1.20
Dividends Declared per Common Share	$0.165	$0.145	$0.495	$0.435

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net Earnings	$58,814	$61,976	$104,159	$107,551
Other Comprehensive Income:
Unrealized Gain on Investment Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(4,143), $(4,972), $(7,544) and $(15,409)	6,322	7,587	11,512	23,511
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $925, $4,248, $3,639 and $12,786	(1,411)	(6,481)	(5,551)	(19,509)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience (gain) loss recognized as net periodic benefit cost, net of income tax expense (benefit) of $(631), $(476), $(1,893) and $(1,428)	960	727	2,880	2,181
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $128, $51, $127 and $150	(238)	(92)	(236)	(270)
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $(19), $(16), $(54) and $(47)	35	29	99	85
Total Other Comprehensive Income	5,668	1,770	8,704	5,998
Comprehensive Income	64,482	63,746	112,863	113,549
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(4,127)	(3,980)	(10,904)	(10,699)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(396)	(396)
Comprehensive Income Attributable to PNMR	$60,223	$59,634	$101,563	$102,454

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$104,159	$107,551
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	157,856	153,992
Deferred income tax expense	57,878	55,141
Net unrealized (gains) losses on commodity derivatives	(5,858)	3,076
Realized (gains) on investments held by NDT	(6,995)	(9,376)
Stock based compensation expense	4,315	2,748
Regulatory disallowances	1,735	—
Other, net	1,444	(2,037)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(23,731)	(31,550)
Materials, supplies, and fuel stock	(724)	(6,769)
Other current assets	(6,667)	(4,225)
Other assets	21,656	(9,499)
Accounts payable	(17,786)	3,973
Accrued interest and taxes	126,218	22,336
Other current liabilities	(32,111)	(21,681)
Proceeds from governmental grants	—	21,567
Other liabilities	(70,379)	(80,248)
Net cash flows from operating activities	311,010	204,999

Cash Flows From Investing Activities:
Additions to utility and non-utility plant	(233,928)	(214,743)
Proceeds from sales of investments held by NDT	179,336	136,305
Purchases of investments held by NDT	(181,401)	(138,658)
Proceeds from sale of First Choice	—	4,034
Return of principal on PVNGS lessor notes	23,357	23,455
Other, net	1,210	1,627
Net cash flows from investing activities	(211,426)	(187,980)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(46,700)	30,700
Long-term borrowings	75,000	20,000
Repayment of long-term debt	(26,037)	(20,000)
Cash paid in debt exchange	(13,048)	—
Proceeds from stock option exercise	3,500	10,301
Awards of common stock	(12,429)	(21,930)
Dividends paid	(38,233)	(33,454)
Valencia's transactions with its owner	(13,477)	(12,034)
Other, net	(3,706)	(337)
Net cash flows from financing activities	(75,130)	(26,754)

Change in Cash and Cash Equivalents	24,454	(9,735)
Cash and Cash Equivalents at Beginning of Period	8,985	15,091
Cash and Cash Equivalents at End of Period	$33,439	$5,356

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$71,824	$64,040
Income taxes paid (refunded), net	$(95,472)	$5,302

Supplemental schedule of noncash financing activities:
Premium on long-term debt incurred in connection with debt exchange	$23,249

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2013	December 31, 2012
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$33,439	$8,985
Accounts receivable, net of allowance for uncollectible accounts of $1,391 and $1,751	110,937	87,093
Unbilled revenues	55,155	57,266
Other receivables	53,681	53,332
Materials, supplies, and fuel stock	60,367	59,643
Regulatory assets	38,511	39,120
Commodity derivative instruments	5,743	3,785
Income taxes receivable	5,283	101,477
Other current assets	37,404	31,490
Total current assets	400,520	442,191
Other Property and Investments:
Investment in PVNGS lessor notes	32,542	54,325
Investments held by NDT	207,483	188,971
Other investments	6,725	9,139
Non-utility property, net of accumulated depreciation of $143 and $131	4,475	4,487
Total other property and investments	251,225	256,922
Utility Plant:
Plant in service and plant held for future use	5,431,680	5,313,796
Less accumulated depreciation and amortization	1,839,481	1,774,223
	3,592,199	3,539,573
Construction work in progress	175,410	125,287
Nuclear fuel, net of accumulated amortization of $52,876 and $42,644	79,458	81,627
Net utility plant	3,847,067	3,746,487
Deferred Charges and Other Assets:
Regulatory assets	551,607	555,577
Goodwill	278,297	278,297
Commodity derivative instruments	4,284	352
Other deferred charges	95,814	92,757
Total deferred charges and other assets	930,002	926,983
	$5,428,814	$5,372,583

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2013	December 31, 2012
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$112,000	$158,700
Current installments of long-term debt	52,530	2,530
Accounts payable	76,309	99,177
Customer deposits	14,171	18,176
Accrued interest and taxes	82,801	52,003
Regulatory liabilities	1,218	15,173
Commodity derivative instruments	1,017	1,000
Dividends declared	13,271	11,679
Current portion of accumulated deferred income taxes	258	258
Other current liabilities	62,018	75,407
Total current liabilities	415,593	434,103
Long-term Debt	1,696,311	1,669,760
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	743,828	701,545
Accumulated deferred investment tax credits	12,598	14,242
Regulatory liabilities	456,634	423,460
Asset retirement obligations	93,519	85,893
Accrued pension liability and postretirement benefit cost	147,442	224,565
Commodity derivative instruments	1,347	1,933
Other deferred credits	106,554	116,523
Total deferred credits and other liabilities	1,561,922	1,568,161
Total liabilities	3,673,826	3,672,024
Commitments and Contingencies (See Note 10)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders' equity:
Common stock outstanding (no par value; 120,000,000 shares authorized; issued and outstanding 79,653,624 shares)	1,177,686	1,182,819
Accumulated other comprehensive income (loss), net of income taxes	(72,926)	(81,630)
Retained earnings	560,429	506,998
Total PNMR common stockholders' equity	1,665,189	1,608,187
Non-controlling interest in Valencia	78,270	80,843
Total equity	1,743,459	1,689,030
	$5,428,814	$5,372,583

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNMR				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total PNMR Common Stockholder's Equity		Total Equity
	(In thousands)
Balance at December 31, 2012	$1,182,819	$(81,630)	$506,998	$1,608,187	$80,843	$1,689,030
Proceeds from stock option exercise	3,500	—	—	3,500	—	3,500
Awards of common stock	(12,429)	—	—	(12,429)	—	(12,429)
Excess tax (shortfall) from stock-based payment arrangements	(519)	—	—	(519)	—	(519)
Stock based compensation expense	4,315	—	—	4,315	—	4,315
Valencia's transactions with its owner	—	—	—	—	(13,477)	(13,477)
Net earnings before subsidiary preferred stock dividends	—	—	93,255	93,255	10,904	104,159
Subsidiary preferred stock dividends	—	—	(396)	(396)	—	(396)
Total other comprehensive income	—	8,704	—	8,704	—	8,704
Dividends declared on common stock	—	—	(39,428)	(39,428)	—	(39,428)
Balance at September 30, 2013	$1,177,686	$(72,926)	$560,429	$1,665,189	$78,270	$1,743,459

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Electric Operating Revenues	$326,026	$321,731	$863,609	$832,242
Operating Expenses:
Cost of energy	100,200	99,217	283,715	263,009
Administrative and general	40,679	41,150	116,058	120,857
Energy production costs	41,142	40,365	131,546	131,546
Regulatory disallowances	1,735	—	1,735	—
Depreciation and amortization	25,879	24,437	77,763	72,017
Transmission and distribution costs	11,686	11,172	33,420	33,679
Taxes other than income taxes	9,488	8,417	28,613	25,386
Total operating expenses	230,809	224,758	672,850	646,494
Operating income	95,217	96,973	190,759	185,748
Other Income and Deductions:
Interest income	2,298	3,173	7,839	9,938
Gains on investments held by NDT	2,190	5,716	6,995	9,376
Other income	2,396	1,176	5,269	4,378
Other (deductions)	(2,375)	(1,682)	(5,287)	(4,553)
Net other income (deductions)	4,509	8,383	14,816	19,139
Interest Charges	20,124	19,230	59,971	56,652
Earnings before Income Taxes	79,602	86,126	145,604	148,235
Income Taxes	27,652	31,235	49,184	51,929
Net Earnings	51,950	54,891	96,420	96,306
(Earnings) Attributable to Valencia Non-controlling Interest	(4,127)	(3,980)	(10,904)	(10,699)
Net Earnings Attributable to PNM	47,823	50,911	85,516	85,607
Preferred Stock Dividends Requirements	(132)	(132)	(396)	(396)
Net Earnings Available for PNM Common Stock	$47,691	$50,779	$85,120	$85,211

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net Earnings	$51,950	$54,891	$96,420	$96,306
Other Comprehensive Income:
Unrealized Gain on Investment Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(4,143), $(4,972), $(7,544) and $(15,409)	6,322	7,587	11,512	23,511
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $925, $4,248, $3,639 and $12,786	(1,411)	(6,481)	(5,551)	(19,509)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience (gain) loss recognized as net periodic benefit cost, net of income tax expense (benefit) of $(631), $(476), $(1,893) and $(1,428)	960	727	2,880	2,181
Total Other Comprehensive Income	5,871	1,833	8,841	6,183
Comprehensive Income	57,821	56,724	105,261	102,489
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(4,127)	(3,980)	(10,904)	(10,699)
Comprehensive Income Attributable to PNM	$53,694	$52,744	$94,357	$91,790

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$96,420	$96,306
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	104,161	97,086
Deferred income tax expense	49,870	52,558
Net unrealized (gains) losses on commodity derivatives	(5,858)	3,076
Realized (gains) on investments held by NDT	(6,995)	(9,376)
Regulatory disallowances	1,735	—
Other, net	(1,282)	(1,005)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(14,123)	(26,183)
Materials, supplies, and fuel stock	(744)	(6,404)
Other current assets	(5,187)	(6,942)
Other assets	21,977	(9,425)
Accounts payable	(4,953)	2,353
Accrued interest and taxes	66,090	80,418
Other current liabilities	(43,935)	(9,850)
Proceeds from governmental grants	—	21,567
Other liabilities	(67,062)	(75,629)
Net cash flows from operating activities	190,114	208,550

Cash Flows From Investing Activities:
Utility plant additions	(164,669)	(144,571)
Proceeds from sales of NDT investments	179,336	136,305
Purchases of NDT investments	(181,401)	(138,658)
Return of principal on PVNGS lessor notes	23,357	23,455
Other, net	1,212	(720)
Net cash flows from investing activities	(142,165)	(124,189)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(21,100)	(66,000)
Long-term borrowings	75,000	20,000
Repayment of long-term debt	—	(20,000)
Valencia's transactions with its owner	(13,477)	(12,034)
Dividends paid	(68,424)	(18,076)
Other, net	(1,727)	(337)
Net cash flows from financing activities	(29,728)	(96,447)

Change in Cash and Cash Equivalents	18,221	(12,086)
Cash and Cash Equivalents at Beginning of Period	3,958	12,307
Cash and Cash Equivalents at End of Period	$22,179	$221

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$49,984	$43,167
Income taxes paid (refunded), net	$(44,999)	$(63,114)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2013	December 31, 2012
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$22,179	$3,958
Accounts receivable, net of allowance for uncollectible accounts of $1,391 and $1,751	84,613	69,876
Unbilled revenues	46,473	49,085
Other receivables	52,328	50,975
Affiliate receivables	8,827	9,050
Materials, supplies, and fuel stock	57,534	56,790
Regulatory assets	34,315	36,490
Commodity derivative instruments	5,743	3,785
Income taxes receivable	35,910	80,223
Other current assets	32,294	27,457
Total current assets	380,216	387,689
Other Property and Investments:
Investment in PVNGS lessor notes	32,542	54,325
Investments held by NDT	207,483	188,971
Other investments	4,380	4,034
Non-utility property	976	976
Total other property and investments	245,381	248,306
Utility Plant:
Plant in service and plant held for future use	4,217,120	4,133,532
Less accumulated depreciation and amortization	1,409,042	1,355,240
	2,808,078	2,778,292
Construction work in progress	136,679	102,329
Nuclear fuel, net of accumulated amortization of $52,876 and $42,644	79,458	81,627
Net utility plant	3,024,215	2,962,248
Deferred Charges and Other Assets:
Regulatory assets	402,040	431,956
Goodwill	51,632	51,632
Commodity derivative instruments	4,284	352
Other deferred charges	84,702	81,724
Total deferred charges and other assets	542,658	565,664
	$4,192,470	$4,163,907

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2013	December 31, 2012
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Short-term debt	$—	$21,100
Accounts payable	60,049	73,914
Affiliate payables	13,462	25,340
Customer deposits	14,171	18,176
Accrued interest and taxes	52,735	30,320
Regulatory liabilities	1,218	15,172
Commodity derivative instruments	1,017	1,000
Dividends declared	132	132
Current portion of accumulated deferred income taxes	3,447	3,447
Other current liabilities	40,041	54,150
Total current liabilities	186,272	242,751
Long-term Debt	1,290,608	1,215,579
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	608,366	573,881
Accumulated deferred investment tax credits	12,598	14,242
Regulatory liabilities	409,444	379,841
Asset retirement obligations	92,614	85,042
Accrued pension liability and postretirement benefit cost	134,009	208,618
Commodity derivative instruments	1,347	1,933
Other deferred credits	87,417	95,585
Total deferred credits and liabilities	1,345,795	1,359,142
Total liabilities	2,822,675	2,817,472
Commitments and Contingencies (See Note 10)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder's equity:
Common stock outstanding (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,061,776	1,061,776
Accumulated other comprehensive income (loss), net of income taxes	(72,573)	(81,414)
Retained earnings	290,793	273,701
Total PNM common stockholder's equity	1,279,996	1,254,063
Non-controlling interest in Valencia	78,270	80,843
Total equity	1,358,266	1,334,906
	$4,192,470	$4,163,907

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder's Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at December 31, 2012	$1,061,776	$(81,414)	$273,701	$1,254,063	$80,843	$1,334,906
Valencia's transactions with its owner	—	—	—	—	(13,477)	(13,477)
Net earnings	—	—	85,516	85,516	10,904	96,420
Total other comprehensive income	—	8,841	—	8,841	—	8,841
Dividends declared on preferred stock	—	—	(396)	(396)	—	(396)
Dividends declared on common stock	—	—	(68,028)	(68,028)	—	(68,028)
Balance at September 30, 2013	$1,061,776	$(72,573)	$290,793	$1,279,996	$78,270	$1,358,266

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Electric Operating Revenues	$73,704	$68,680	$201,384	$187,404
Operating Expenses:
Cost of energy	14,474	11,560	41,324	34,333
Administrative and general	10,641	10,130	32,446	30,700
Depreciation and amortization	13,850	13,819	37,810	37,173
Transmission and distribution costs	5,562	5,910	17,270	17,217
Taxes other than income taxes	6,923	6,291	17,558	16,322
Total operating expenses	51,450	47,710	146,408	135,745
Operating income	22,254	20,970	54,976	51,659
Other Income and Deductions:
Interest income	—	—	—	1
Other income	820	771	1,765	1,708
Other (deductions)	(104)	(405)	(356)	(464)
Net other income (deductions)	716	366	1,409	1,245
Interest Charges	6,655	7,047	20,661	21,214
Earnings before Income Taxes	16,315	14,289	35,724	31,690
Income Taxes	6,209	5,205	13,554	11,577
Net Earnings	$10,106	$9,084	$22,170	$20,113

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net Earnings	$10,106	$9,084	$22,170	$20,113
Other Comprehensive Income (Loss):
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $128, $51, $127 and $150	(238)	(92)	(236)	(270)
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $(19), $(16), $(54) and $(47)	35	29	99	85
Total Other Comprehensive Income (Loss)	(203)	(63)	(137)	(185)
Comprehensive Income	$9,903	$9,021	$22,033	$19,928

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$22,170	$20,113
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	40,946	41,222
Deferred income tax expense	3,901	11,337
Other, net	(13)	(275)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(9,608)	(5,367)
Materials and supplies	20	(365)
Other current assets	(2,420)	(709)
Other assets	36	(498)
Accounts payable	(291)	(358)
Accrued interest and taxes	14,669	4,860
Other current liabilities	(1,946)	1,980
Other liabilities	2,182	(3,411)
Net cash flows from operating activities	69,646	68,529
Cash Flows From Investing Activities:
Utility plant additions	(67,400)	(59,801)
Net cash flows from investing activities	(67,400)	(59,801)
Cash Flow From Financing Activities:
Short-term borrowings (repayments), net	12,000	—
Short-term borrowings (repayments) – affiliate, net	4,800	2,300
Cash paid in debt exchange	(13,048)	—
Dividends paid	(3,726)	(11,028)
Other, net	(2,117)	—
Net cash flows from financing activities	(2,091)	(8,728)

Change in Cash and Cash Equivalents	155	—
Cash and Cash Equivalents at Beginning of Period	1	1
Cash and Cash Equivalents at End of Period	$156	$1

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$13,626	$13,074
Income taxes paid, net	$696	$1,848

Supplemental schedule of noncash financing activities:
Premium on long-term debt incurred in connection with debt exchange	$23,249

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2013	December 31, 2012
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$156	$1
Accounts receivable	26,324	17,217
Unbilled revenues	8,682	8,181
Other receivables	1,728	2,359
Materials and supplies	2,833	2,853
Regulatory assets	4,196	2,630
Current portion of accumulated deferred income taxes	1,131	1,131
Other current assets	1,816	1,107
Total current assets	46,866	35,479
Other Property and Investments:
Other investments	281	281
Non-utility property	2,240	2,240
Total other property and investments	2,521	2,521
Utility Plant:
Plant in service and plant held for future use	1,048,474	1,009,108
Less accumulated depreciation and amortization	347,228	339,315
	701,246	669,793
Construction work in progress	27,112	19,801
Net utility plant	728,358	689,594
Deferred Charges and Other Assets:
Regulatory assets	149,567	123,621
Goodwill	226,665	226,665
Other deferred charges	8,610	8,349
Total deferred charges and other assets	384,842	358,635
	$1,162,587	$1,086,229

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2013	December 31, 2012
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Short-term debt	$12,000	$—
Short-term debt – affiliate	33,100	28,300
Current installments of long-term debt	50,000	—
Accounts payable	7,114	8,848
Affiliate payables	2,138	4,381
Accrued interest and taxes	45,160	30,491
Other current liabilities	9,614	8,854
Total current liabilities	159,126	80,874
Long-term Debt	286,128	311,589
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	167,674	163,710
Regulatory liabilities	46,754	43,619
Asset retirement obligations	778	732
Accrued pension liability and postretirement benefit cost	13,433	15,947
Other deferred credits	6,573	5,944
Total deferred credits and other liabilities	235,212	229,952
Total liabilities	680,466	622,415
Commitments and Contingencies (See Note 10)
Common Stockholder's Equity:
Common stock outstanding ($10 par value; 12,000,000 shares authorized;
issued and outstanding 6,358 shares)	64	64
Paid-in-capital	390,366	390,366
Accumulated other comprehensive income (loss), net of income taxes	(353)	(216)
Retained earnings	92,044	73,600
Total common stockholder's equity	482,121	463,814
	$1,162,587	$1,086,229

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	AOCI	Retained Earnings	Total Common Stockholder's Equity
	(In thousands)
Balance at December 31, 2012	$64	$390,366	$(216)	$73,600	$463,814
Net earnings	—	—	—	22,170	22,170
Total other comprehensive income	—	—	(137)	—	(137)
Dividends declared on common stock	—	—	—	(3,726)	(3,726)
Balance at September 30, 2013	$64	$390,366	$(353)	$92,044	$482,121

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at September 30, 2013 and December 31, 2012, the consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2013 and 2012, and the consolidated cash flows for the nine months ended September 30, 2013 and 2012. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. Weather causes the Company's results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

The Notes to Condensed Consolidated Financial Statements include disclosures for PNMR, PNM, and TNMP. This report uses the term "Company" when discussing matters of common applicability to PNMR, PNM, and TNMP. Discussions regarding only PNMR, PNM, or TNMP are so indicated. Certain amounts in the 2012 Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2013 financial statement presentation.

These Condensed Consolidated Financial Statements are unaudited. Certain information and note disclosures normally included in the annual Consolidated Financial Statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these financial statements should refer to PNMR's, PNM's, and TNMP's audited Consolidated Financial Statements and Notes thereto that are included in their respective 2012 Annual Reports on Form 10-K.

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

Dividends on Common Stock

Dividends on PNMR's common stock are declared by its Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. This has historically resulted in dividends considered to be attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year. The Board declared dividends on common stock considered to be for the second quarter of $0.165 per share in July 2013 and $0.145 in July 2012, which are reflected as being in the second quarter within "Dividends Declared per Common Share" on the PNMR Condensed Consolidated Statements of Earnings. The Board declared dividends on common stock considered to be for the third quarter of $0.165 per share in September 2013 and $0.145 in September 2012, which are reflected as being in the third quarter within "Dividends Declared per Common Share" on the PNMR Condensed Consolidated Statements of Earnings.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM declared and paid cash dividends on its common stock to PNMR of $68.0 million in the nine months ended September 30, 2013. PNM declared a cash dividend on its common stock to PNMR of $16.8 million in September 2012, which was paid in October 2012, and declared and paid a dividend of $17.7 million in June 2012. TNMP declared and paid cash dividends to PNMR of $3.7 million and $11.0 million in the nine months ended September 30, 2013 and 2012. TNMP dividends paid in 2012 were recorded as reductions of paid-in-capital.

New Accounting Pronouncements
Information concerning recently issued accounting pronouncements that have not been adopted by the Company is presented below.
Accounting Standards Update 2013-11 - Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists
The FASB released guidance that requires entities to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for net operating losses in certain circumstances. The guidance is to be applied prospectively and is effective for annual and interim reporting periods beginning after December 15, 2013, with early adoption permitted. The Company is still analyzing the impacts of this new standard and when to adopt it. However, it appears that the new standard will result in substantially all of the Company's liability for unrecognized tax benefits being reclassified from being reflected in liability accounts to being reflected as reductions of deferred tax assets. Adoption of this standard is not expected to impact earnings.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR SEGMENT INFORMATION

	PNM	TNMP	Corporate and Other	Consolidated
Three Months Ended September 30, 2013	(In thousands)
Electric operating revenues	$326,026	$73,704	$—	$399,730
Cost of energy	100,200	14,474	—	114,674
Margin	225,826	59,230	—	285,056
Other operating expenses	104,730	23,126	(3,282)	124,574
Depreciation and amortization	25,879	13,850	3,014	42,743
Operating income	95,217	22,254	268	117,739
Interest income	2,298	—	(34)	2,264
Other income (deductions)	2,211	716	(3,455)	(528)
Net interest charges	(20,124)	(6,655)	(3,586)	(30,365)
Segment earnings (loss) before income taxes	79,602	16,315	(6,807)	89,110
Income taxes (benefit)	27,652	6,209	(3,565)	30,296
Segment earnings (loss)	51,950	10,106	(3,242)	58,814
Valencia non-controlling interest	(4,127)	—	—	(4,127)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$47,691	$10,106	$(3,242)	$54,555

Nine Months Ended September 30, 2013
Electric operating revenues	$863,609	$201,384	$—	$1,064,993
Cost of energy	283,715	41,324	—	325,039
Margin	579,894	160,060	—	739,954
Other operating expenses	311,372	67,274	(10,192)	368,454
Depreciation and amortization	77,763	37,810	9,616	125,189
Operating income	190,759	54,976	576	246,311
Interest income	7,839	—	(108)	7,731
Other income (deductions)	6,977	1,409	(7,390)	996
Net interest charges	(59,971)	(20,661)	(11,647)	(92,279)
Segment earnings (loss) before income taxes	145,604	35,724	(18,569)	162,759
Income taxes (benefit)	49,184	13,554	(4,138)	58,600
Segment earnings (loss)	96,420	22,170	(14,431)	104,159
Valencia non-controlling interest	(10,904)	—	—	(10,904)
Subsidiary preferred stock dividends	(396)	—	—	(396)
Segment earnings (loss) attributable to PNMR	$85,120	$22,170	$(14,431)	$92,859

At September 30, 2013:
Total Assets	$4,192,470	$1,162,587	$73,757	$5,428,814
Goodwill	$51,632	$226,665	$—	$278,297
Additions to utility and non-utility plant included in accounts payable	$15,995	$544	$1,668	$18,207

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	Corporate and Other	Consolidated
Three Months Ended September 30, 2012	(In thousands)
Electric operating revenues	$321,731	$68,680	$—	$390,411
Cost of energy	99,217	11,560	—	110,777
Margin	222,514	57,120	—	279,634
Other operating expenses	101,104	22,331	(4,771)	118,664
Depreciation and amortization	24,437	13,819	4,564	42,820
Operating income	96,973	20,970	207	118,150
Interest income	3,173	—	(43)	3,130
Other income (deductions)	5,210	366	(827)	4,749
Net interest charges	(19,230)	(7,047)	(4,238)	(30,515)
Segment earnings (loss) before income taxes	86,126	14,289	(4,901)	95,514
Income taxes (benefit)	31,235	5,205	(2,902)	33,538
Segment earnings (loss)	54,891	9,084	(1,999)	61,976
Valencia non-controlling interest	(3,980)	—	—	(3,980)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$50,779	$9,084	$(1,999)	$57,864

Nine Months Ended September 30, 2012
Electric operating revenues	$832,242	$187,404	$—	$1,019,646
Cost of energy	263,009	34,333	—	297,342
Margin	569,233	153,071	—	722,304
Other operating expenses	311,468	64,239	(12,676)	363,031
Depreciation and amortization	72,017	37,173	13,099	122,289
Operating income (loss)	185,748	51,659	(423)	236,984
Interest income	9,938	1	(131)	9,808
Other income (deductions)	9,201	1,244	(4,797)	5,648
Net interest charges	(56,652)	(21,214)	(12,414)	(90,280)
Segment earnings (loss) before income taxes	148,235	31,690	(17,765)	162,160
Income taxes (benefit)	51,929	11,577	(8,897)	54,609
Segment earnings (loss)	96,306	20,113	(8,868)	107,551
Valencia non-controlling interest	(10,699)	—	—	(10,699)
Subsidiary preferred stock dividends	(396)	—	—	(396)
Segment earnings (loss) attributable to PNMR	$85,211	$20,113	$(8,868)	$96,456

At September 30, 2012:
Total Assets	$4,073,331	$1,060,062	$126,814	$5,260,207
Goodwill	$51,632	$226,665	$—	$278,297
Additions to utility and non-utility plant included in accounts payable	$6,056	$886	$1,063	$8,005

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)	Accumulated Other Comprehensive Income (Loss)

Information regarding accumulated other comprehensive income (loss) for the nine months ended September 30, 2013 is as follows:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized		Fair Value
	Gain on	Pension	Adjustment
	Investment	Liability	for Cash Flow
	Securities	Adjustment	Hedges	Total
	(In thousands)
PNMR
Balance at December 31, 2012	$16,406	$(97,820)	$(216)	$(81,630)
Amounts reclassified from AOCI (pre-tax)	(9,190)	4,773	153	(4,264)
Income tax impact of amounts reclassified	3,639	(1,893)	(54)	1,692
Other OCI changes (pre-tax)	19,056	—	(363)	18,693
Income tax impact of other OCI changes	(7,544)	—	127	(7,417)
Net change after income taxes	5,961	2,880	(137)	8,704
Balance at September 30, 2013	$22,367	$(94,940)	$(353)	$(72,926)

PNM
Balance at December 31, 2012	$16,406	$(97,820)	$—	$(81,414)
Amounts reclassified from AOCI (pre-tax)	(9,190)	4,773	—	(4,417)
Income tax impact of amounts reclassified	3,639	(1,893)	—	1,746
Other OCI changes (pre-tax)	19,056	—	—	19,056
Income tax impact of other OCI changes	(7,544)	—	—	(7,544)
Net change after income taxes	5,961	2,880	—	8,841
Balance at September 30, 2013	$22,367	$(94,940)	$—	$(72,573)

TNMP
Balance at December 31, 2012	$—	$—	$(216)	$(216)
Amounts reclassified from AOCI (pre-tax)	—	—	153	153
Income tax impact of amounts reclassified	—	—	(54)	(54)
Other OCI changes (pre-tax)	—	—	(363)	(363)
Income tax impact of other OCI changes	—	—	127	127
Net change after income taxes	—	—	(137)	(137)
Balance at September 30, 2013	$—	$—	$(353)	$(353)

Pre-tax amounts reclassified from AOCI related to "Unrealized Gain on Investment Securities" are included in "Gains on investments held by NDT" in the Condensed Consolidated Statements of Earnings. Pre-tax amounts reclassified from AOCI related to "Pension Liability Adjustment" are reclassified to "Operating Expenses - Administrative and general" in the Condensed Consolidated Statements of Earnings. Approximately 19.6% of the amount reclassified is then capitalized into construction work in process and approximately 1.1% is capitalized into other accounts. Pre-tax amounts reclassified from AOCI related to "Fair Value Adjustment for Cash Flow Hedges" are reclassified to "Interest Charges" in the Condensed Consolidated Statements of Earnings. An insignificant amount is then capitalized as AFUDC. The income tax impacts of all amounts reclassified from AOCI are included in "Income Taxes" in the Condensed Consolidated Statements of Earnings.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)	Variable Interest Entities

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

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 145 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third-party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operations and maintenance and capacity charges in addition to variable operations and maintenance charges under this PPA. For the three and nine months ended September 30, 2013, PNM paid $4.8 million and $14.1 million for fixed charges and $0.7 million and $1.0 million for variable charges. For the three and nine months ended September 30, 2012, PNM paid $4.8 million and $14.0 million for fixed charges and $0.6 million and $0.9 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy obligations of Valencia and creditors of Valencia do not have any recourse against PNM's assets. PNM has concluded that the third party entity that owns Valencia is a variable interest entity and that PNM is the primary beneficiary of the entity under GAAP. As the primary beneficiary, PNM consolidates the entity in its financial statements. The assets and liabilities of Valencia set forth below are immaterial to PNM and, therefore, not shown separately on the Condensed Consolidated Balance Sheets. The owner's equity and net income of Valencia are considered attributable to non-controlling interest.

During the term of the PPA, PNM has the option to purchase and own up to 50% of the plant or the variable interest entity.
The PPA specifies that the purchase price would be the greater of (i) 50% of book value reduced by related indebtedness or (ii) 50% of fair market value. On October 8, 2013, PNM notified the owner of Valencia that PNM may exercise the option to purchase 50% of the plant. As provided in the PPA, an appraisal process will be initiated if the parties fail to reach agreement on fair market value within 60 days. After the purchase price has been determined, PNM may in its sole discretion determine whether or not it desires to exercise its option to purchase the 50% interest. In that regard, PNM will evaluate all its alternatives with respect to Valencia with the goal of achieving a fair and economical benefit for its customers. Also, PNM is in the process of developing its 2014 IRP (Note 11). Through this process, PNM will evaluate all of its resource options including Valencia to determine the optimal way to serve its customers. If PNM decides to exercise its option, the approval of the NMPRC and FERC would be required, which process could take up to 15 months. Since the purchase price is yet to be established, PNM cannot determine whether or not it will exercise its option or if required regulatory approvals would be received.

Summarized financial information for Valencia is as follows:

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Operating revenues	$5,453	$5,358	$15,150	$14,916
Operating expenses	(1,326)	(1,378)	(4,246)	(4,217)
Earnings attributable to non-controlling interest	$4,127	$3,980	$10,904	$10,699

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Position

	September 30,	December 31,
	2013	2012
	(In thousands)
Current assets	$3,457	$3,655
Net property, plant, and equipment	75,841	77,953
Total assets	79,298	81,608
Current liabilities	1,028	765
Owners' equity – non-controlling interest	$78,270	$80,843

PVNGS Leases

PNM leases interests in Units 1 and 2 of PVNGS under arrangements, which were entered into in 1985 and 1986, that are accounted for as operating leases. PNM is not the legal or tax owner of the leased assets. PNM has an option to purchase the leased assets at appraised value at the end of the leases, but does not have a fixed price purchase option and does not provide residual value guarantees. As set forth in the leases, PNM has options to renew the leases at fixed rates, which represent 50% of the amounts during the original terms of the leases, for two years beyond the termination of the original lease terms. The option periods on all of the Unit 1 leases and one of the Unit 2 leases, amounting to 14% of the Unit 2 capacity under lease, may be further extended for up to an additional six years (the "Maximum Option Period") if the appraised remaining useful lives and fair value of the leased assets are greater than parameters set forth in the leases. As discussed in Note 9 of the Notes to Consolidated Financial Statements in the 2012 Annual Reports on Form 10-K, PNM notified each of the lessors of the Unit 1 leases that it will extend each Unit 1 lease for the Maximum Option Period upon the expiration of the basic lease term on January 15, 2015. In addition, PNM notified each of the lessors in the Unit 2 leases that PNM will "retain" the assets leased under that lease upon the expiration of the basic lease term on January 15, 2016. PNM will be required to specify by notice to each of the lessors by January 15, 2014, whether on January 15, 2016 it will extend the Unit 2 leases or purchase the leased assets. PNM is unable to predict the outcome or impact of these matters.

PNM is only obligated to make payments to the trusts for the scheduled semi-annual lease payments, which, net of amounts that will be returned to PNM through its ownership in related lessor notes, aggregate $52.6 million as of September 30, 2013 over the remaining original terms of the leases. Under certain circumstances (for example, final shutdown of the plant, the NRC issuing specified violation orders with respect to PVNGS, or the occurrence of specified nuclear events), PNM would be required to make specified payments to the beneficial owners and take title to the leased interests. If such an event had occurred as of September 30, 2013, PNM could have been required to pay the beneficial owners up to $154.1 million, which would result in PNM taking ownership of the leased assets and termination of the leases. PNM has no other financial obligations or commitments to the trusts or the beneficial owners. Creditors of the trusts have no recourse to PNM's assets other than with respect to the contractual lease payments. PNM has no additional rights to the assets of the trusts other than the use of the leased assets.

PNM has evaluated the PVNGS lease arrangements, including the notices discussed above, and concluded that it does not have the power to direct the activities that most significantly impact the economic performance of the trusts and, therefore, is not the primary beneficiary of the trusts under GAAP. PNM has recorded no assets or liabilities related to the trusts other than the accrual of lease payments between the scheduled payment dates, which were $11.8 million at September 30, 2013 and $26.0 million at December 31, 2012, that are included in other current liabilities on the Condensed Consolidated Balance Sheets. For additional information regarding these leases, see Risk Factors, MD&A – Off Balance Sheet Arrangements and Note 7 of the Notes to Consolidated Financial Statements in the 2012 Annual Reports on Form 10-K.

Delta

PNM has a PPA covering the entire output of Delta, which is a variable interest under GAAP. PNM also controls the dispatch of the generating plant, which impacts the variable payments made under the PPA and impacts the economic performance of the entity that owns Delta. PNM makes fixed and variable payments to Delta under the PPA. For the three and nine months ended

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2013, PNM incurred fixed capacity charges of $1.6 million and $4.8 million and variable energy charges of $0.7 million and $1.3 million under the PPA. For the three and nine months ended September 30, 2012, PNM incurred fixed capacity charges of $1.6 million and $4.7 million and variable energy charges of $0.3 million and $0.6 million. PNM's only quantifiable obligation under the PPA is to make the fixed payments, which as of September 30, 2013, aggregated $40.7 million through the end of the PPA in 2020. PNM will also pay variable costs, which cannot be quantified since the amounts are based on how much the generating plant is in operation.
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
In December 2012, PNM entered into an agreement with the owners of Delta under which PNM would purchase the entity that owns Delta. At closing PNM would make a cash payment of $23.0 million, which would be adjusted for actual working capital compared to a targeted working capital and certain prepayments of debt. Delta had project financing debt, which PNM would retire at closing of the purchase, of $16.9 million at September 30, 2013, including $3.2 million due by September 30, 2014. FERC approved the purchase on February 26, 2013 and the NMPRC approved the purchase on June 26, 2013. Closing is subject to the seller remedying specified operational, NERC compliance, and environmental issues, as well as other customary closing conditions. Closing of the purchase is anticipated to occur in early 2014.
Delta informed PNM that at September 30, 2013, it had total assets of $25.3 million, including net property, plant, and equipment of $21.0 million, and total liabilities of $18.9 million. Delta also indicated its revenue for the three and nine months ended September 30, 2013 was $2.8 million and $6.8 million and its net earnings were $0.6 million and $0.9 million. Consolidation of Delta would be immaterial to the Condensed Consolidated Balance Sheets of PNMR and PNM. Since all of Delta's revenues and expenses are attributable to its PPA arrangement with PNM, the primary impact of consolidating Delta to the Condensed Consolidated Statements of Earnings of PNMR and PNM would be to reclassify Delta's net earnings from operating expenses and reflect such amount as earnings attributable to a non-controlling interest, without any impact to net earnings attributable to PNMR and PNM.

(5)	Fair Value of Derivative and Other Financial Instruments

Energy Related Derivative Contracts

Overview

The primary objective for the use of derivative instruments, including energy contracts, options, and futures, is to manage price risk associated with forecasted purchases of energy and fuel used to generate electricity, as well as managing anticipated generation capacity in excess of forecasted demand from existing customers. The Company's energy related derivative contracts manage commodity risk. PNM is required to meet the demand and energy needs of its retail and firm-requirements wholesale customers. PNM is exposed to market risk for its share of PVNGS Unit 3 and the needs of its firm-requirements wholesale customers not covered under a FPPAC. PNM's operations are managed primarily through a net asset-backed strategy, whereby PNM's aggregate net open forward contract position is covered by its forecasted excess generation capabilities or market purchases. PNM could be exposed to market risk if its generation capabilities were to be disrupted or if its load requirements were to be greater than anticipated, to the extent not covered by the FPPAC. If all or a portion of load requirements were required to be covered as a result of such unexpected situations, commitments would have to be met through market purchases. Additional information concerning the Company's energy related derivative contracts, including how commodity risk is managed, is contained in Note 8 of the Notes to Consolidated Financial Statements in the 2012 Annual Reports on Form 10-K.
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

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, the Company accounts for its various derivative instruments for the purchase and sale of energy based on the Company's intent. Energy contracts that meet the definition of a derivative under GAAP and do not qualify, or are not designated, for the normal sales and purchases exception are recorded on the balance sheet at fair value at each period end. The changes in fair value are recognized in earnings unless specific hedge accounting criteria are met and elected. Normal sales and purchases are not marked to market and are reflected in results of operations when the underlying transactions physically settle.

During the nine months ended September 30, 2013 and the year ended December 31, 2012, the Company was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flows hedges. The contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the economic hedge. The Company does not enter into speculative trading transactions.

Fair value is defined under GAAP as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value is based on current market quotes as available and is supplemented by modeling techniques and assumptions made by the Company to the extent quoted market prices or volatilities are not available. External pricing input availability varies based on commodity location, market liquidity, and term of the agreement. Valuations of derivative assets and liabilities take into account nonperformance risk including the effect of counterparties' and the Company's credit risk. The Company regularly assesses the validity and availability of pricing data for its derivative transactions. Although the Company uses its best judgment in estimating the fair value of these instruments, there are inherent limitations in any estimation technique.

Commodity Derivatives

Commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges, are summarized as follows:

	Economic Hedges
	September 30, 2013	December 31, 2012
PNMR and PNM	(In thousands)
Current assets	$5,743	$3,785
Deferred charges	4,284	352
	10,027	4,137

Current liabilities	(1,017)	(1,000)
Long-term liabilities	(1,347)	(1,933)
	(2,364)	(2,933)
Net	$7,663	$1,204

Included in the above table are $2.3 million of current assets and $3.8 million of deferred charges related to contracts, which were entered into in July 2013, for the sale of energy from PVNGS Unit 3 for 2014 and 2015 at market price plus a premium. Certain of PNM's commodity derivative instruments included in the above table are subject to master netting agreements whereby assets and liabilities could be offset in the settlement process. The Company does not offset fair value, cash collateral, and accrued

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

payable or receivable amounts recognized for derivative instruments under master netting arrangements and the above table reflects the gross amounts of assets and liabilities. The amounts that could be offset under master netting agreements were immaterial at September 30, 2013 and December 31, 2012.

At September 30, 2013 and December 31, 2012, PNMR and PNM had no amounts recognized for the legal right to reclaim cash collateral. In addition, at September 30, 2013 and December 31, 2012, amounts posted as cash collateral under margin arrangements were $2.0 million and $1.9 million for both PNMR and PNM. PNMR and PNM had no obligation to return cash collateral at September 30, 2013 and December 31, 2012. Cash collateral amounts are included in other current assets on the Condensed Consolidated Balance Sheets.

PNM has a NMPRC approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. The table above includes $0.6 million of current assets, $0.1 million of deferred charges and $0.1 million of current liabilities at September 30, 2013 and less than $0.1 million of current assets at December 31, 2012 related to this plan. The offsets to these amounts are recorded as regulatory assets and liabilities on the Condensed Consolidated Balance Sheets.

The following table presents the effect on earnings, excluding income tax effects and settlements, of commodity derivative instruments that are recorded at fair value. Commodity derivatives had no impact on OCI for the periods presented.

	Economic Hedges
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
PNMR and PNM	(In thousands)
Electric operating revenues	$7,077	$(740)	$5,743	$897
Cost of energy	(72)	263	421	(278)
Total gain (loss)	$7,005	$(477)	$6,164	$619
Commodity contract volume positions are presented in MMBTU for gas related contracts and in MWh for power related contracts. The table below presents PNMR's and PNM's net buy (sell) volume positions:

	Economic Hedges
	MMBTU	MWh
September 30, 2013
PNMR and PNM	980,000	(3,801,738)
December 31, 2012
PNMR and PNM	1,127,500	(2,477,520)
In connection with managing its commodity risks, the Company enters into master agreements with certain counterparties. If the Company is in a net liability position under an agreement, some agreements provide that the counterparties can request collateral from the Company if the Company's credit rating is downgraded; other agreements provide that the counterparty may request collateral to provide it with "adequate assurance" that the Company will perform; and others have no provision for collateral.

The table below presents information about the Company's contingent requirements to provide collateral under commodity contracts having an objectively determinable collateral provision that are in net liability positions and are not fully collateralized with cash. Contractual liability represents commodity derivative contracts recorded at fair value on the balance sheet, determined on an individual contract basis without offsetting amounts for individual contracts that are in an asset position and could be offset under master netting agreements with the same counterparty. The table only reflects cash collateral that has been posted under the existing contracts and does not reflect letters of credit under the Company's revolving credit facilities that have been issued as

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

collateral. Net exposure is the net contractual liability for all contracts, including those designated as normal purchases and sales, offset by existing cash collateral and by any offsets available under master netting agreements, including both asset and liability positions.

Contingent Feature – Credit Rating Downgrade	Contractual Liability	Existing Cash Collateral	Net Exposure
	(In thousands)
September 30, 2013
PNMR and PNM	$2,250	$—	$2,224
December 31, 2012
PNMR and PNM	$2,933	$—	$2,777

Sale of Power from PVNGS Unit 3

Since January 1, 2011, PNM has been selling power from its interest in PVNGS Unit 3 at market prices. As of September 30, 2013, PNM had contracted to sell 100% of PVNGS Unit 3 output through 2015, at market price plus a premium.  PNM has established fixed rates for substantially all of these sales through the end of 2013 through derivative contracts that are accounted for as economic hedges. PNM is also substantially hedged for 2014.

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

	September 30, 2013		December 31, 2012
	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value
		(In thousands)
Cash and cash equivalents	$—	$24,414	$—	$4,628
Equity securities:
Domestic value	10,519	34,967	5,223	30,044
Domestic growth	23,355	67,527	15,212	51,650
International and other	1,543	16,159	247	14,868
Fixed income securities:
U.S. Government	262	16,711	1,305	32,592
Municipals	1,120	37,074	4,069	43,861
Corporate and other	221	14,553	1,100	14,868
	$37,020	$211,405	$27,156	$192,511

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Proceeds from sales	$103,230	$90,518	$179,336	$136,305
Gross realized gains	$2,611	$6,263	$8,962	$11,029
Gross realized (losses)	$(1,202)	$(5,131)	$(2,920)	$(7,055)
Held-to-maturity securities are those investments in debt securities that the Company has the ability and intent to hold until maturity. Held-to-maturity securities consist of the investment in PVNGS lessor notes and certain items within other investments.
At September 30, 2013, the available-for-sale and held-to-maturity debt securities had the following final maturities:

	Fair Value
	Available-for-Sale	Held-to-Maturity
	PNMR and PNM	PNMR	PNM
	(In thousands)
Within 1 year	$1,284	$4,840	$1,138
After 1 year through 5 years	16,768	55,310	53,956
After 5 years through 10 years	8,027	—	—
After 10 years through 15 years	3,277	—	—
After 15 years through 20 years	5,512	—	—
After 20 years	33,470	—	—
	$68,338	$60,150	$55,094

The Company has no available-for-sale or held-to-maturity securities for which carrying value exceeds fair value. There are no impairments considered to be "other than temporary" that are included in AOCI and not recognized in earnings.

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
The Company records any transfers between fair value hierarchy levels as of the end of each calendar quarter. There were no transfers between levels during the nine months ended September 30, 2013 and 2012.
Items recorded at fair value on the Condensed Consolidated Balance Sheets are presented below:

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
September 30, 2013	(In thousands)
PNMR and PNM
Decommissioning and reclamation investments:
Cash and cash equivalents	$24,414	$24,414	$—
Equity securities:
Domestic value	34,967	34,967	—
Domestic growth	67,527	67,527	—
International and other	16,159	16,159	—
Fixed income securities:
U.S. government	16,711	14,949	1,762
Municipals	37,074	—	37,074
Corporate and other	14,553	—	14,553
	$211,405	$158,016	$53,389

Commodity derivative assets	$10,027	$—	$10,027
Commodity derivative liabilities	(2,364)	—	(2,364)
Net	$7,663	$—	$7,663

December 31, 2012
PNMR and PNM
Decommissioning and reclamation investments:
Cash and cash equivalents	$4,628	$4,628	$—
Equity securities:
Domestic value	30,044	30,044	—
Domestic growth	51,650	51,650	—
International and other	14,868	14,868	—
Fixed income securities:
U.S. government	32,592	27,737	4,855
Municipals	43,861	—	43,861
Corporate and other	14,868	—	14,868
	$192,511	$128,927	$63,584

Commodity derivative assets	$4,137	$—	$4,137
Commodity derivative liabilities	(2,933)	—	(2,933)
Net	$1,204	$—	$1,204

There were no Level 3 fair value measurements at September 30, 2013 or December 31, 2012.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and fair values of investments in PVNGS lessor notes, other investments, and long-term debt, which are not recorded at fair value on the Condensed Consolidated Balance Sheets are presented below:

			GAAP Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2013	(In thousands)
PNMR
Long-term debt	$1,748,841	$1,929,828	$—	$1,926,126	$3,702
Investment in PVNGS lessor notes	$53,300	$55,094	$—	$—	$55,094
Other investments	$2,803	$6,941	$739	$—	$6,202
PNM
Long-term debt	$1,290,608	$1,400,109	$—	$1,400,109	$—
Investment in PVNGS lessor notes	$53,300	$55,094	$—	$—	$55,094
Other investments	$458	$458	$458	$—	$—
TNMP
Long-term debt	$336,128	$393,122	$—	$393,122	$—
Other investments	$281	$281	$281	$—	$—

December 31, 2012
PNMR
Long-term debt	$1,672,290	$1,969,362	$—	$1,966,725	$2,637
Investment in PVNGS lessor notes	$77,682	$84,198	$—	$—	$84,198
Other investments	$5,599	$6,965	$774	$—	$6,191
PNM
Long-term debt	$1,215,579	$1,385,433	$—	$1,385,433	$—
Investment in PVNGS lessor notes	$77,682	$84,198	$—	$—	$84,198
Other investments	$494	$494	$494	$—	$—
TNMP
Long-term debt	$311,589	$418,166	$—	$418,166	$—
Other investments	$281	$281	$281	$—	$—

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)	Earnings Per Share

In accordance with GAAP, dual presentation of basic and diluted earnings per share is presented in the Condensed Consolidated Statements of Earnings of PNMR. Information regarding the computation of earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Net Earnings Attributable to PNMR	$54,555	$57,864	$92,859	$96,456
Average Number of Common Shares:
Outstanding during period	79,654	79,654	79,654	79,654
Vested awards of restricted stock	177	114	194	156
Average Shares - Basic	79,831	79,768	79,848	79,810
Dilutive Effect of Common Stock Equivalents (1):
Stock options and restricted stock	503	622	608	600
Average Shares - Diluted	80,334	80,390	80,456	80,410
Net Earnings Per Share of Common Stock:
Basic	$0.68	$0.73	$1.16	$1.21
Diluted	$0.68	$0.72	$1.15	$1.20

(1)	Excludes the effect of out-of-the-money options for 793,010 shares of common stock at September 30, 2013.

(7)	Stock-Based Compensation

PNMR has various stock-based compensation programs, including stock options, restricted stock, and performance shares granted under the Performance Equity Plan ("PEP"). In 2011, the Company changed its approach to awarding stock-based compensation. As a result, no stock options have been granted in 2013 or 2012 and awards of restricted stock have increased. Certain restricted stock awards are subject to achieving performance or market targets and have service requirements. Other awards of restricted stock are only subject to time vesting requirements. Additional information concerning stock-based compensation under the PEP is contained in Note 13 of the Notes to Consolidated Financial Statements in the 2012 Annual Reports on Form 10-K.

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

The stock-based compensation expense related to stock options and restricted stock awards without performance or market conditions is amortized to compensation expense over the requisite vesting period, which is generally three years. However, compensation expense for awards to participants that are retirement eligible on the award date is recognized immediately at the award date and is not amortized. Compensation expense for performance-based shares is recognized ratably over the performance period and is adjusted periodically to reflect the level of achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees meet their service requirements. At September 30, 2013 and December 31, 2012, PNMR had unrecognized expense related to stock awards of $5.7 million and $3.8 million.

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

	Nine Months Ended September 30,
Restricted Shares and Performance Based Shares	2013	2012
Expected quarterly dividends per share	$0.165	$0.145
Risk-free interest rate	0.34%	0.65%

Market-Based Shares
Dividend yield	2.86%	3.45%
Expected volatility	25.11%	43.98%
Risk-free interest rate	0.36%	1.04%

The following table summarizes activity in stock options and restricted stock awards, including performance-based and market-based shares, for the nine months ended September 30, 2013:

	Stock Option Shares	Weighted- Average Exercise Price	Restricted Stock	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period	1,992,700	$20.72	353,722	$14.03
Granted	—	$—	249,113	$20.03
Exercised	(260,579)	$13.43	(275,988)	$15.92
Forfeited	—	$—	(8,366)	$18.37
Expired	(292,644)	$27.23	—	$—
Outstanding at end of period	1,439,477	$20.72	318,481	$17.88

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

At September 30, 2013, the aggregate intrinsic value of stock options outstanding, all of which are exercisable, was $6.7 million with a weighted-average remaining contract life of 3.56 years. At September 30, 2013, the exercise price of 793,010 outstanding stock options is greater than the closing price of PNMR common stock on that date; therefore, those options have no intrinsic value.

The following table provides additional information concerning stock options and restricted stock activity, including performance-based and market-based shares:

	Nine Months Ended September 30,
Stock Options	2013	2012
Weighted-average grant date fair value of options granted	$—	$—
Total fair value of options that vested (in thousands)	$625	$1,058
Total intrinsic value of options exercised (in thousands)	$2,466	$4,515

Restricted Stock
Weighted-average grant date fair value	$20.03	$15.63
Total fair value of restricted shares that vested (in thousands)	$4,395	$4,755

(8)	Financing

Additional information concerning financing activities, including a TNMP cash-flow hedge that establishes a fixed interest rate on a variable rate loan, is contained in Note 6 of the Notes to Consolidated Financial Statements in the 2012 Annual Reports on Form 10-K.

Short-term Debt

PNMR has a revolving credit financing capacity of $300.0 million under the PNMR Revolving Credit Facility. PNM has a revolving credit financing capacity of $400.0 million under the PNM Revolving Credit Facility. Both of these facilities currently expire on October 31, 2018. In December 2012, PNMR borrowed $100.0 million under the PNMR Term Loan Agreement, which matures in December 2013. TNMP has a revolving credit financing capacity of $75.0 million under the TNMP Revolving Credit Facility that is secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds. On September 18, 2013, the TNMP Revolving Credit Facility was amended and restated to extend its maturity from December 16, 2015 to September 18, 2018. At September 30, 2013, the weighted average interest rate was 1.31% for borrowings outstanding under the PNMR Term Loan Agreement, 1.44% for the PNM Term Loan Agreement, and 1.30% for the TNMP Revolving Credit Facility. Short-term debt outstanding consisted of:

	September 30,	December 31,
Short-term Debt	2013	2012
	(In thousands)
PNM – Revolving credit facility	$—	$21,100
TNMP – Revolving credit facility	12,000	—
PNMR:
Revolving credit facility	—	37,600
PNMR Term Loan Agreement	100,000	100,000
	$112,000	$158,700

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At October 25, 2013, PNMR, PNM, and TNMP had $291.4 million, $396.8 million, and $67.7 million of availability under their respective revolving credit facilities, including reductions of availability due to outstanding letters of credit. Total availability at October 25, 2013, on a consolidated basis, was $755.9 million for PNMR. As of October 25, 2013, TNMP had $43.0 million in borrowings from PNMR under their intercompany loan agreement. At October 25, 2013, PNMR, PNM and TNMP had consolidated invested cash of $6.5 million, $15.7 million, and none.

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
On April 22, 2013, PNM entered into a $75.0 million Term Loan Agreement (the "PNM Term Loan Agreement") among PNM, the lenders identified therein, and Union Bank, N.A., as Administrative Agent. Funding of the PNM Term Loan Agreement occurred on April 22, 2013, at which time the funds were used to repay $75.0 million in borrowings made under the PNM Revolving Credit Facility. The PNM Term Loan Agreement bears interest at a variable rate, which was 1.44% at September 30, 2013, must be repaid on or before October 21, 2014, and is reflected as long-term debt on the Condensed Consolidated Balance Sheets. The PNM Term Loan Agreement includes customary covenants, including requirements to not exceed a maximum consolidated debt-to-consolidated capitalization ratio and customary events of default. The PNM Term Loan Agreement has a cross default provision and a change of control provision.

In the nine months ended September 30, 2013, PNMR purchased $23.0 million aggregate principal amount of its outstanding 9.25% Senior Unsecured Notes, Series A, due 2015, for $26.0 million plus accrued and unpaid interest.

On October 2, 2013, the NMPRC approved PNM's application to enter into a new revolving credit facility of up to $50.0 million with banks operating in New Mexico. PNM anticipates entering into a facility in late 2013.

In October 2013, the second of the two 1-year extension options for the PNMR Revolving Credit Facility and the PNM Revolving Credit Facility were exercised extending the expiration of both facilities to October 31, 2018.

(9)	Pension and Other Postretirement Benefit Plans

PNMR and its subsidiaries maintain qualified defined benefit pension plans, postretirement benefit plans providing medical and dental benefits, and executive retirement programs ("PNM Plans" and "TNMP Plans"). PNMR maintains the legal obligation for the benefits owed to participants under these plans.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM Plans

The following tables present the components of the PNM Plans' net periodic benefit cost:

	Three Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2013	2012	2013	2012	2013	2012
	(In thousands)
Components of Net Periodic
Benefit Cost
Service cost	$—	$—	$65	$54	$—	$—
Interest cost	7,035	8,058	1,029	1,324	180	219
Expected return on plan assets	(10,482)	(10,325)	(1,261)	(1,225)	—	—
Amortization of net (gain) loss	3,710	2,629	1,061	972	58	21
Amortization of prior service cost	19	79	(336)	(336)	—	—
Net periodic benefit cost	$282	$441	$558	$789	$238	$240

	Nine Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2013	2012	2013	2012	2013	2012
	(In thousands)
Components of Net Periodic
Benefit Cost
Service cost	$—	$—	$195	$162	$—	$—
Interest cost	21,106	24,174	3,085	3,972	540	657
Expected return on plan assets	(31,447)	(30,975)	(3,782)	(3,675)	—	—
Amortization of net (gain) loss	11,130	7,887	3,182	2,916	174	63
Amortization of prior service cost	57	237	(1,008)	(1,008)	—	—
Net periodic benefit cost	$846	$1,323	$1,672	$2,367	$714	$720

PNM made contributions to its pension plan trust of zero and $60.0 million in the three and nine months ended September 30, 2013 and zero and $77.7 million in the three and nine months ended September 30, 2012. PNM does not anticipate making additional contributions to its pension trust in 2013.  Based on current law, including recent amendments to funding requirements, and estimates of portfolio performance, PNM estimates minimum required contributions for its pension plan trust would total $49.1 million for 2014-2017. Minimum required contributions were developed using current funding assumptions, including discount rates of 4.8% to 5.2%. Actual amounts required to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional contributions at its discretion. PNM made contributions to the OPEB trust of $0.8 million and $2.4 million in the three and nine months ended September 30, 2013 and $0.8 million and $2.4 million in the three and nine months ended September 30, 2012. PNM expects contributions during 2013 to the OPEB trust to total $3.3 million.  Disbursements under the executive retirement program, which are funded by PNM and considered to be contributions to the plan, were $0.4 million and $1.1 million in the three and nine months ended September 30, 2013 and $0.4 million and $1.1 million in the three and nine months ended September 30, 2012 and are expected to total $1.5 million during 2013.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TNMP Plans

The following tables present the components of the TNMP Plans' net periodic benefit cost (income):

	Three Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2013	2012	2013	2012	2013	2012
	(In thousands)
Components of Net Periodic
Benefit Cost (Income)
Service cost	$—	$—	$75	$61	$—	$—
Interest cost	772	909	141	156	9	11
Expected return on plan assets	(1,212)	(1,331)	(126)	(129)	—	—
Amortization of net (gain) loss	262	115	—	(52)	—	—
Amortization of prior service cost	—	—	14	14	—	—
Net Periodic Benefit Cost (Income)	$(178)	$(307)	$104	$50	$9	$11

	Nine Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2013	2012	2013	2012	2013	2012
	(In thousands)
Components of Net Periodic
Benefit Cost (Income)
Service cost	$—	$—	$225	$183	$—	$—
Interest cost	2,315	2,727	424	468	27	33
Expected return on plan assets	(3,637)	(3,993)	(377)	(387)	—	—
Amortization of net (gain) loss	787	345	—	(156)	—	—
Amortization of prior service cost	—	—	43	42	—	—
Net Periodic Benefit Cost (Income)	$(535)	$(921)	$315	$150	$27	$33

TNMP made contributions to its pension plan trust of zero and $1.0 million in the three and nine months ended September 30, 2013 and zero and $5.3 million in the three and nine months ended September 30, 2012. TNMP does not anticipate making additional contributions to its pension trust in 2013. Based on current law, including recent amendments to funding requirements, and estimates of portfolio performance, TNMP estimates there would be no minimum required contributions to its pension plan trust for 2014-2017. Minimum required contributions were developed using current funding assumptions, including discount rates of 4.8% and 5.2%. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP made contributions to the OPEB trust of zero and $0.3 million in the three and nine months ended September 30, 2013 and zero and $0.3 million in the three and nine months ended September 30, 2012. TNMP does not anticipate making additional contributions to the OPEB trust in 2013. Disbursements under the executive retirement program, which are funded by TNMP and considered to be contributions to the plan, were less than $0.1 million in the three and nine months ended September 30, 2013 and 2012 and are expected to total $0.1 million during 2013.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10)    Commitments and Contingencies

Overview
There are various claims and lawsuits pending against the Company. The Company is also subject to federal, state, and local environmental laws and regulations and periodically participates in the investigation and remediation of various sites. In addition, the Company occasionally enters into financial commitments in connection with its business operations. The Company is also involved in various legal and regulatory (Note 11) proceedings in the normal course of its business. It is not possible at this time for the Company to determine fully the effect of all litigation and other legal and regulatory proceedings on its financial position, results of operations, or cash flows.
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

PNM estimates that it will incur approximately $42.8 million (in 2010 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a component of fuel expense as the fuel is consumed. At September 30, 2013 and December 31, 2012, PNM had a liability for interim storage costs of $12.4 million and $13.9 million included in other deferred credits.

On June 8, 2012, the D.C. Circuit issued its decision on a challenge by several states and environmental groups of the NRC's rulemaking regarding temporary storage and permanent disposal of high-level nuclear waste and spent nuclear fuel. The petitioners had challenged the NRC's 2010 update to the agency's Waste Confidence Decision. The D.C. Circuit found that the agency's 2010 Waste Confidence Decision update constituted a major federal action, which requires either an environmental impact statement

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

or a finding of no significant impact from the agency's actions. The D.C. Circuit found that the NRC's evaluation of the environmental risks from spent nuclear was deficient, and therefore remanded the 2010 Waste Confidence Decision update for further action. In September 2012, the NRC issued a directive to its staff to proceed with development of a generic environmental impact statement to support an updated Waste Confidence Decision within 24 months. The petitioners had also sought a writ requiring the NRC to comply with the law and resume processing DOE's pending license application for a nuclear waste site at Yucca Mountain in Nevada. On August 13, 2013, the D.C. Circuit granted the writ and held that the NRC must continue reviewing the license application. PNM is unable to predict the impact of these decisions.
The Clean Air Act

Regional Haze

In 1999, EPA developed a regional haze program and regional haze rules under the CAA. The rule directs each of the 50 states to address regional haze. Pursuant to the CAA, states have the primary role to regulate visibility requirements by promulgating SIPs. States are required to establish goals for improving visibility in national parks and wilderness areas (also known as Class I areas) and to develop long-term strategies for reducing emissions of air pollutants that cause visibility impairment in their own states and for preventing degradation in other states. States must establish a series of interim goals to ensure continued progress. The first planning period specifies setting reasonable progress goals for improving visibility in Class I areas by the year 2018. In July 2005, EPA promulgated its final regional haze rule guidelines for states to conduct BART determinations for certain covered facilities, including utility boilers, built between 1962 and 1977 that have the potential to emit more than 250 tons per year of visibility impairing pollution. If it is demonstrated that the emissions from these sources cause or contribute to visibility impairment in any Class I area, then BART must be installed by 2018.

SJGS

BART Determination Process - SJGS is a source that is subject to the statutory obligations of the CAA to reduce visibility impacts. The State of New Mexico submitted its SIP on the regional haze and interstate transport elements of the visibility rules for review by EPA in June 2011. The SIP found that BART to reduce NOx emissions from SJGS is selective non-catalytic reduction technology ("SNCR"). Nevertheless, in August 2011, EPA published its FIP, stating that it was required to do so by virtue of a consent decree it had entered into with an environmental group in litigation concerning the interstate transport requirements of the CAA. The FIP included a regional haze BART determination for SJGS that requires installation of selective catalytic reduction technology ("SCR") with stringent NOx emission limits on all four units by September 21, 2016.

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

Because the unchanged compliance deadline of the FIP required PNM to continue to take steps to commence installation of SCRs at SJGS, PNM entered into a contract in October 2012 with an engineering, procurement, and construction contractor to install SCRs on behalf of the SJGS owners. The construction contract, which includes termination provisions in the event that SCRs are determined in the future to be unnecessary, has been suspended through November 1, 2014. PNM estimated the total cost to install SCRs on all four units of SJGS to be between approximately $824 million and $910 million, which amounts include costs for construction management, gross receipts taxes, AFUDC, and other PNM costs, although final costs would be refined

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

through an "open book" subcontractor bidding process. The costs for the project to install SCRs would encompass installation of technology to comply with the NAAQS requirements described below.
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
During 2012 and early 2013, PNM engaged in discussions with NMED and EPA regarding an alternative to the FIP and SIP. Following approval by a majority of the other SJGS owners, PNM, NMED, and EPA agreed on February 15, 2013 to pursue a revised plan that could provide a new BART path to comply with federal visibility rules at SJGS, subject to approval by EIB and EPA. The terms of the non-binding agreement would result in the retirement of SJGS Units 2 and 3 by the end of 2017 and the installation of SNCRs on Units 1 and 4 by the later of January 31, 2016 or 15 months after EPA approval of a revised SIP.
NMPRC approval of the retirement of SJGS Units 2 and 3 and plans for PNM to acquire power to replace its reduced capacity from SJGS would also be part of implementation. PNM also anticipates requesting approval to recover from ratepayers the unrecovered investment in SJGS Units 2 and 3 and costs incurred to retire those units. PNM anticipates filing for the required NMPRC approvals in December 2013. On July 10, 2013, the NMPRC issued an order initiating a proceeding regarding the possible retirement of SJGS Units 2 and 3 and impacts on service reliability, and other items. The order requires PNM to make monthly presentations to the NMPRC on this matter. At September 30, 2013, PNM's net book value of SJGS Units 2 and 3 was approximately $287 million.

In accordance with the revised plan, PNM submitted a new BART analysis to NMED on April 1, 2013, reflecting the terms of the non-binding agreement, including the installation of SNCRs on Units 1 and 4 and the retirement of Units 2 and 3. NMED developed a revised SIP and submitted it to the EIB for approval in May 2013. After a public hearing, the EIB approved the revised SIP in September 2013 and the revised SIP was submitted to EPA for approval on October 18, 2013. EPA action on the revised SIP is projected for late 2014.

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

In connection with the implementation of the revised plan, retirement of SJGS Units 2 and 3 could result in shifts in ownership among SJGS owners as may be agreed upon by the owners. See SJGS Ownership Restructuring Matters below. Owners of the affected units also may seek approvals of their utility commissions or governing boards.
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
On February 25, 2013, the parties filed their status reports with the Tenth Circuit.  To demonstrate that progress has been made toward settling the Tenth Circuit litigation, information, including the non-binding agreement and its accompanying timeline, was submitted to the Tenth Circuit. Following the parties' submission of their status reports, on February 28, 2013, the Tenth Circuit referred the litigation to the Tenth Circuit Mediation Office, which has authority to require the parties to attend mediation conferences to informally resolve issues in the pending appeals. On October 17, 2013, the court ruled on a motion filed by PNM

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

for abatement of the pending petitions for review and seeking deferral of briefing on a simultaneously filed motion to stay the EPA rule. The court placed the pending petitions for review in abeyance and set a schedule for the parties to file status reports. The court ruled that, if at any time the agreement in principle fails or is not implemented as was indicated in the term sheet and timeline, any party to the litigation may file a motion seeking to lift the abatement.  PNM is continuing to evaluate the impacts of these matters, but is unable to predict their ultimate outcomes.
If the February 15, 2013 plan described above is implemented, PNM currently estimates its share of the costs to install SNCRs and the additional equipment to comply with NAAQS requirements on SJGS Units 1 and 4 would be approximately $60 million to $80 million, including gross receipts taxes, AFUDC, and other PNM costs. This amount is based on the anticipation that PNM's ownership share of SJGS Units 1 and 4 would aggregate to between approximately 52% and 55%. PNM also estimates that the cost of replacing a portion of PNM's share of the reduction in generating capacity due to the retirement of SJGS Units 2 and 3 with identified gas-fired or solar peaking capacity would be approximately $299 million. Neither of these amounts is included in PNM's current construction expenditure forecast since approval of the plan is subject to numerous conditions. Additional base load generating capacity may be required to replace a portion of retired SJGS capacity. The nature of additional base load capacity, which has not yet been identified, could come from some combination of PVNGS Unit 3, renewable resources, and/or additional gas-fired generation. Although operating costs will be reduced due to the retirement of SJGS Units 2 and 3, the operating costs for SJGS Units 1 and 4 would increase with the installation of either SCRs or SNCRs. See Note11 for additional information concerning PNM's filing for NMPRC approvals regarding these matters.

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

PNM is unable to predict the ultimate outcome of these matters or what additional pollution control equipment will be required at SJGS. PNM will seek recovery from its ratepayers for all costs that may be incurred as a result of the CAA requirements. Although the additional equipment and other final requirements will result in additional capital and operating costs being incurred, PNM believes that its access to the capital markets is sufficient to be able to finance the installation. It is possible that requirements to comply with the CAA, combined with the financial impact of possible future climate change regulation or legislation, if any, other environmental regulations, the result of litigation, and other business considerations, could jeopardize the economic viability of SJGS or the ability or willingness of individual participants to continue participation in the plant.

SJGS Ownership Restructuring Matters - As discussed in the 2012 Annual Reports on Form 10-K, SJGS is jointly owned by PNM and eight other entities, including three participants that operate in the State of California. Furthermore, each participant does not have the same ownership interest in each unit. The San Juan Project Participation Agreement ("SJPPA") that governs the operation of SJGS expires on July 1, 2022 and the contract with SJCC to supply the coal requirements of the plant expires on December 31, 2017. The California participants have indicated that, under California law, they may be prohibited from making significant capital improvements to SJGS. Accordingly, they believe they would be unable to fund the construction of either SCRs or SNCRs at SJGS. Therefore, the California participants have expressed the intent to exit their ownership in SJGS no later than the expiration of the current SJPPA and sooner, if possible. One other participant has also expressed a similar intent to exit ownership in the plant.

The SJGS participants have engaged in negotiations concerning the implementation of the revised SIP to address BART at SJGS. The negotiations have included potential shifts in ownership among participants and between units in order to facilitate the shutdown of SJGS Units 2 and 3 to comply with the revised SIP and to accommodate the intent of the participants desiring to exit ownership in SJGS. This could result in the exiting participants' ownership interests in SJGS Unit 4 being shifted to SJGS Unit 3 and certain of the continuing participants, including PNM, acquiring additional ownership interests in Unit 4. In addition,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the discussions regarding such a restructuring have included, among other matters, the treatment of plant decommissioning obligations, mine reclamation obligations, environmental matters, and certain ongoing operating costs. Although discussions are continuing, no agreements have been reached.

The SJPPA requires PNM, as operating agent, to obtain approval of capital improvement project expenditures from participants who have an ownership interest in the relevant unit or common property. As provided in the SJPPA, specified percentages of both the outstanding participant shares, based on MW ownership, and the number of participants in the unit or common property must be obtained in order for a capital improvement project to be approved. PNM presented the SNCR project, including NAAQS compliance requirements, to the participants in Unit 1 and Unit 4 for approval in late October 2013. The project was approved for Unit 1, but the Unit 4 project, which includes some of the California participants, did not obtain the required percentage of votes for approval. Other capital projects related to Unit 4 were also not approved by the participants. The SJPPA provides that PNM is authorized and obligated to take reasonable and prudent actions necessary for the successful and proper operation of SJGS pending the resolution, by arbitration or otherwise, of any inability or failure to agree by the participants. PNM is evaluating its responsibilities and obligations as operating agent under the SJPPA regarding the SJGS Unit 4 capital projects that were not approved by the participants, but has not reached a decision on how to proceed. PNM cannot predict the outcome of this matter, its impact on SJGS' compliance with the CAA, or the impact on PNM's financial position and results of operations.

Four Corners

On August 6, 2012, EPA issued its final BART determination for Four Corners. The rule includes two compliance alternatives. The first emission control strategy finalized by EPA would require the installation of post-combustion controls, including SCRs, on each of Units 1-5 at Four Corners to reduce NOx emissions. Under the second emission control alternative, the owners of Four Corners would have the option to close permanently Units 1-3 by January 1, 2014 and install SCR post-combustion NOx controls on each of Units 4 and 5 by July 31, 2018. For particulate matter emissions, EPA is requiring Units 4 and 5 to meet an emission limit of 0.015 lb/MMBTU and the plant to meet a 20% opacity limit, both of which are achievable through operation of the existing baghouses. Although unrelated to BART, the final BART rule also imposes a 20% opacity limitation on certain fugitive dust emissions from Four Corners' coal and material handling operations. Under the EPA's final BART determination, the Four Corners participants had until July 1, 2013 to notify EPA of which emission control strategy Four Corners would follow. Either alternative would involve substantial investment by the owners in additional post-combustion pollution controls and, accordingly, contemplates the continued operation of Four Corners for a substantial period of time. On September 24, 2013, EPA extended the date by which the Four Corners participants must notify EPA of their chosen BART compliance strategy from July 1 to December 31, 2013.

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

SCE, a participant in Four Corners, has indicated that certain California legislation may prohibit it from making emission control expenditures at Four Corners. APS and SCE entered into an asset purchase agreement, providing for the purchase by APS of SCE's 48% interest in each of Units 4 and 5 of Four Corners. A principal remaining condition to closing is the negotiation and execution of a new coal supply contract for Four Corners on terms reasonably acceptable to APS. See Coal Supply below. APS has announced that, if APS's purchase of SCE's interests in Units 4 and 5 at Four Corners is consummated, it will shut down Units 1, 2, and 3 at Four Corners. On May 9, 2013, the Arizona Corporation Commission ("ACC"), which regulates APS, voted to re-examine the facilitation of a deregulated retail electric market in Arizona. In connection with this matter, APS announced that it would not be in a position to close the Four Corners purchase transaction with SCE until the ACC's intentions with regard to pursuing deregulation in Arizona became clearer. In September 2013, the ACC closed the deregulation docket. Certain parties have filed motions for rehearing, which are pending before the ACC. Pursuant to the asset purchase agreement, because all of the closing conditions were not originally satisfied by December 31, 2012, either APS or SCE has a right to terminate the agreement,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

unless the party seeking to terminate is then in breach. Although the ACC closed its deregulation docket, APS has reported that it cannot predict whether the closing conditions will be satisfied such that closing of its planned purchase of SCE's interest in Four Corners can occur.
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

Regional Haze Challenges

On December 27, 2012, WEG filed a petition for review in the Tenth Circuit challenging the SO2 and particulate matter emissions elements of EPA's approval of New Mexico's Regional Haze SIP.  On February 26, 2013, HEAL Utah and other environmental groups filed petitions in the Tenth Circuit challenging EPA's final approval of the remaining elements of New Mexico's Regional Haze SIP, as well as EPA's approval of the Albuquerque/Bernalillo County Air Quality Control Board SIP. PNM was granted intervention in both matters and the Tenth Circuit consolidated the two matters based on the similarity of issues. This matter is now proceeding in the Tenth Circuit. PNM is continuing to evaluate the impacts of these matters, but is unable to predict their ultimate outcomes.
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
In August 2012, NMED issued a response to the EPA order stating that SJGS's operating permit would be reopened to make certain modifications to the permit. NMED issued a public notice regarding proposed modifications to the SJGS operating permit on September 19, 2012 and issued a revised operating permit on November 26, 2012. The revised permit includes changes to the SO2 and particulate matter emission limits that were previously incorporated into the SJGS NSR permit. In addition, the revised permit requires PNM to submit a compliance plan to address carbon monoxide ("CO") emissions increases at SJGS Unit 2. PNM submitted a compliance plan in May 2013 and considers this matter resolved.

National Ambient Air Quality Standards ("NAAQS")
The CAA requires EPA to set NAAQS for pollutants considered harmful to public health and the environment. EPA has set NAAQS for certain pollutants, including NOx, SO2, ozone, and particulate matter. In 2010, EPA updated the primary NOx and SO2 NAAQS to include a 1-hour maximum standard while retaining the annual standards for NOx and SO2 and the 24-hour SO2 standard. New Mexico is in attainment for the 1-hour NOx NAAQS. EPA has issued draft guidance on how to determine whether areas in a state comply with the new 1-hour SO2 NAAQS. On May 21, 2013, EPA released draft guidance on characterizing air quality in areas with limited or no monitoring data near existing SO2 sources. This characterization will result in these areas being designated as attainment, nonattainment, or unclassified for compliance with the 1-hour SO2 NAAQS.  Although the determination process has not been finalized, PNM believes that compliance with the 1-hour SO2 standard may require operational changes and/or equipment modifications at SJGS. On June 4, 2013, Sierra Club and National Resource Defense Council issued a NOI to sue EPA for failure to issue non-attainment designations for areas they claim to be in violation of the 2010 1-hour SO2 standard. On April 6, 2012, PNM filed an application for an amendment to its air permit for SJGS, which would be required for the installation of either SCRs or SNCRs described above. In addition, this application included a proposal by PNM to install equipment modifications for the purpose of reducing fugitive emissions, including NOx, SO2, and particulate matter. These modifications would help SJGS meet the NAAQS. It is anticipated that this technology would be installed at the same time as the installation of regional haze BART controls, in order to most efficiently and cost effectively conduct construction activities at

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SJGS. The cost of this technology is dependent upon the type of control technology that is ultimately determined to be NOx BART at SJGS. See Regional Haze - SJGS above.

EPA finalized revisions to its NAAQS for fine particulate matter on December 14, 2012. PNM believes the equipment modifications discussed above will assist with the plant with compliance with the particulate matter NAAQS.

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
In May 2010, PNM filed a petition with the federal district court seeking a judicial determination on a dispute relating to PNM's mercury controls. NMED and plaintiffs seek to require PNM to implement additional mercury controls. PNM estimates the implementation would increase annual mercury control costs for the entire station, which are currently $0.6 million, to a total of $6.1 million. The court appointed a special master to evaluate the technical arguments in the case and to address the detection and determination limits of the mercury monitors at SJGS and the appropriate brominated activated carbon injection rate that maximizes the reduction of mercury emissions from SJGS.  The special master issued a report indicating he was unable to make a determination on either of these issues.  In September 2012, PNM submitted objections to certain portions of the special master report and requested an evidentiary hearing. Also in September 2012, NMED and plaintiffs filed a motion asking the court to affirm certain findings in the special master report and order PNM to conduct additional mercury testing. The parties have provided status updates to the court as required. PNM cannot predict the outcome of this matter.
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

Four Corners Clean Air Act Lawsuit
In October 2011, Earthjustice, on behalf of several environmental organizations, filed a lawsuit in the United States District Court for the District of New Mexico against APS and the other Four Corners participants alleging violations of the NSR provisions of the CAA and NSPS violations. The plaintiffs seek to have the court enjoin operations at Four Corners until APS applies for and obtains any required NSR permits and complies with the NSPS. The plaintiffs further request the court to order the payment of civil penalties, including a beneficial mitigation project. The case is being held in abeyance while the parties seek to negotiate a settlement. On March 30, 2013, upon joint motion of the parties, the court issued an order deeming the motions to dismiss withdrawn without prejudice during pendency of the stay. At such time as the stay is lifted, the Four Corners owners may reinstate

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

their motions to dismiss without risk of default. PNM cannot currently predict the outcome of this matter or the range of its potential impact.

WEG v. OSM NEPA Lawsuit

In February 2013, WEG filed a Petition for Review in the United States District Court of Colorado against OSM challenging federal administrative decisions affecting seven different mines in four states issued at various times from 2007 through 2012.  In its petition, WEG challenges several unrelated mining plan modification approvals, which were each separately approved by OSM.  Of the fifteen claims for relief in the WEG Petition, two concern SJCC's San Juan mine.  WEG's allegations concerning the San Juan mine arise from OSM administrative actions in 2008.  WEG alleges various National Environmental Policy Act violations against OSM, including, but not limited to, OSM's alleged failure to provide requisite public notice and participation, alleged failure to analyze certain environmental impacts, and alleged reliance on outdated and insufficient documents.  WEG's petition seeks various forms of relief, including voiding, reversing, and remanding the various mining modification approvals, enjoining the federal defendants from re-issuing the mining plan approvals for the mines, and enjoining operations at the seven mines. SJCC intervened in this matter and seeks to sever SJCC's claims from the lawsuit and transfer venue to the United States District Court for the District of New Mexico. PNM cannot currently predict the outcome of this matter or the range of its potential impact.
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
Endangered Species Act
In January 2011, the Center for Biological Diversity, Diné Citizens Against Ruining Our Environment, and San Juan Citizens Alliance filed a lawsuit in the United States District Court for the District of Colorado against the OSM and the DOI, alleging that OSM failed to engage in mandatory ESA consultation with the United States Fish and Wildlife Service prior to authorizing the renewal of an operating permit for the mine that serves Four Corners.  The lawsuit alleges that activities at the mine, including mining and the disposal of coal combustion residue, will adversely affect several endangered species and their critical habitats.  The lawsuit requested the court to vacate and remand the mining permit and enjoin all activities carried out under the permit until OSM has complied with the ESA.  Neither PNM nor APS was a party to the lawsuit. On March 14, 2012, the Court entered an order dismissing the plaintiffs' lawsuit without prejudice. On May 14, 2012, the plaintiffs appealed the Court's order to the Tenth Circuit. On July 8, 2013, the Tenth Circuit entered an order dismissing the appeal, which concludes this matter.
Cooling Water Intake Structures
EPA issued its proposed cooling water intake structures rule in April 2011, which would provide national standards for certain cooling water intake structures at existing power plants and other facilities under the Clean Water Act to protect fish and other aquatic organisms by minimizing impingement mortality (the capture of aquatic wildlife on intake structures or against screens) and entrainment mortality (the capture of fish or shellfish in water flow entering and passing through intake structures). The proposed rule would require facilities such as Four Corners and SJGS to either demonstrate that impingement mortality at its cooling water intakes does not exceed a specified rate or reduce the flow at those structures to less than a specified velocity and to take certain protective measures with respect to impinged fish. The proposed rule would also require these facilities to either meet the definition of a closed cycle recirculating cooling system or conduct a "structured site-specific analysis" to determine what site-specific controls, if any, should be required.

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
Santa Fe Generating Station
PNM and the NMED are parties to agreements under which PNM installed a remediation system to treat water from a City of Santa Fe municipal supply well, an extraction well, and monitoring wells to address gasoline contamination in the groundwater at the site of the former Santa Fe Generating Station and service center. PNM believes the observed groundwater contamination originated from off-site sources, but agreed to operate the remediation facilities until the groundwater meets applicable federal and state standards or until the NMED determines that additional remediation is not required, whichever is earlier. The municipal well continues to operate and meets federal drinking water standards. The City of Santa Fe has recently indicated that since the City no longer needs the water from the well, the City would prefer to discontinue its operation and maintain it only as a backup water source. However, for PNM's groundwater remediation system to operate, the water well must be in service. Currently, PNM is not able to assess the duration of this project or estimate the impact on its obligations if the City of Santa Fe ceases to operate the water well.
The Superfund Oversight Section of the NMED has conducted multiple investigations into the chlorinated solvent plume in the vicinity of the site of the former Santa Fe Generating Station. In February 2008, a NMED site inspection report was submitted to EPA, which states that neither the source nor extent of contamination has been determined and also states that the source may not be the former Santa Fe Generating Station. The NMED investigation is ongoing. In January 2013, NMED notified PNM that monitoring results from April 2012 showed elevated concentrations of nitrate in three monitoring wells and an increase in free-phase hydrocarbons in another well. None of these wells are routinely monitored as part of PNM's obligations under the settlement agreement. In April 2013, NMED conducted the same level of testing on the wells as was conducted in April 2012, which produced similar results. PNM is unable to predict the outcome of this matter and does not believe the former generating station is the source of the nitrates or the increased levels of free-phase hydrocarbons, but no conclusive determinations have been made.
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
In June 2010, EPA published a proposed rule that includes two options for waste designation of coal ash. One option is to regulate CCBs as a hazardous waste, which would allow EPA to create a comprehensive federal program for waste management and disposal of CCBs. The other option is to regulate CCBs as a non-hazardous waste, which would provide EPA with the authority to develop performance standards for waste management facilities handling the CCBs and would be enforced primarily by state

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

authorities or through citizen suits. Both options allow for continued use of CCBs in beneficial applications. EPA's proposal does not address the placement of CCBs in surface mine pits for reclamation. An OSM CCB rulemaking team has been formed to develop a proposed rule.
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

Hazardous Air Pollutants ("HAPs") Rulemaking

In December 2011, the EPA issued its final Mercury and Air Toxics Standards ("MATS") to reduce emissions of heavy metals, including mercury, arsenic, chromium, and nickel, as well as acid gases, including hydrochloric and hydrofluoric gases, from coal and oil-fired electric generating units with a capacity of at least 25 MW. Existing facilities will generally have up to four years to demonstrate compliance with the new rule. PNM's assessment of MATS indicates that the control equipment currently used at SJGS allows the plant to meet the emission standards set forth in the rule although the plant may be required to install additional monitoring equipment. With regard to mercury, stack testing performed for EPA during the MATS rulemaking process showed that SJGS achieved a mercury removal rate of 99% or greater. APS has determined that no additional equipment will be required at Four Corners Units 4 and 5 to comply with the rule.

Other Commitments and Contingencies
Coal Supply
The coal requirements for SJGS are being supplied by SJCC, a wholly owned subsidiary of BHP. In addition to coal delivered to meet the current needs of SJGS, PNM prepays SJCC for certain coal mined but not yet delivered to the plant site. At September 30, 2013 and December 31, 2012, prepayments for coal, which are included in other current assets, amounted to $15.8 million and $9.9 million. These amounts reflect delivery of a portion of the prepaid coal and its utilization due to the mine fire incident described below. SJCC holds certain federal, state, and private coal leases and has an underground coal sales agreement to supply processed coal for operation of SJGS through 2017. Under the coal sales agreement, SJCC is reimbursed for all costs for mining and delivering the coal, including an allocated portion of administrative costs, and receives a return on its investment. BHP Minerals International, Inc. has guaranteed the obligations of SJCC under the coal agreement. The coal agreement contemplates the delivery of coal that would supply substantially all the requirements of SJGS through December 31, 2017.
APS purchases all of Four Corners' coal requirements from a supplier that is also a subsidiary of BHP and has a long-term lease of coal reserves with the Navajo Nation. The Four Corners coal contract runs through July 6, 2016 with pricing determined using an escalating base-price. In December 2012, BHP announced that it has entered into a Memorandum of Understanding with the Navajo Nation setting out the key terms under which the coal mine would be sold to the Navajo Nation. The BHP subsidiary would be retained as the mine manager and operator until July 2016. Key terms of the new coal supply contract are being finalized by the Navajo Nation and the Four Corners owners. The Four Corners owners must finalize their approvals of the contract. These negotiations, and the related transaction whereby full ownership of the coal mine would be transferred to the Navajo Nation, are proceeding. On April 29, 2013, the Navajo Nation Tribal Council approved the creation of the new commercial enterprise with sufficient power and authority to execute the transaction with BHP. See The Clean Air Act - Regional Haze - Four Corners above. PNM is unable to predict the outcome of this matter.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In 2010, PNM updated its study of the final reclamation costs for both the surface mines that previously provided coal to SJGS and the current underground mine providing coal and revised its estimates of the final reclamation costs. The estimate for decommissioning the Four Corners mine was also revised in 2010. Based on the 2010 estimates, remaining payments for mine reclamation, in future dollars, are estimated to be $56.9 million for the surface mines at both SJGS and Four Corners and $19.7 million for the underground mine at SJGS as of September 30, 2013. At September 30, 2013 and December 31, 2012, liabilities, in current dollars, of $23.7 million and $26.8 million for surface mine reclamation and $4.6 million and $4.2 million for underground mine reclamation were recorded in other deferred credits.
PNM collects a provision for surface and underground mine reclamation costs in its rates. The NMPRC has capped the amount that can be collected from ratepayers for final reclamation of the surface mines at $100.0 million. Previously, PNM recorded a regulatory asset for the $100.0 million and recovers the amortization of this regulatory asset in rates. If future estimates increase the liability for surface mine reclamation, the excess would be expensed at that time. In conjunction with the proposed shutdown of SJGS Units 2 and 3 to comply with the BART requirements of the CAA discussed under The Clean Air Act - Regional Haze - SJGS above, an updated coal mine reclamation study was requested by the SJGS participants. As discussed under Coal Combustion Byproducts Waste Disposal above, SJGS currently disposes of CCBs from the plant in the surface mine pits adjacent to the plant. Although the updated coal mine reclamation study has not been finalized, preliminary indications are that reclamation costs for both the surface and underground mines have increased, including significant increases due to the shutdown of SJGS Units 2 and 3. The shutdown of Units 2 and 3 would reduce the amount of CCBs generated over the remaining life of SJGS, which could result in a significant increase in the amount of fill dirt required to remediate the surface mine pits thereby increasing the overall reclamation costs. The amount of any increase and the allocation between the surface and underground mines cannot be determined at this time. Furthermore, it has not been decided how costs would be divided among the owners of SJGS, which may be dependent on the final decision regarding how SJGS ownership is restructured. Regulatory determinations made by the NMPRC may also affect the impact on PNM. PNM is currently unable to determine the outcome of these matters or the range of possible impact.
San Juan Underground Mine Fire Incident
On September 9, 2011, a fire was discovered at the underground mine owned and operated by SJCC that provides coal for SJGS. The federal Mine Safety and Health Administration ("MSHA") was notified of the incident. On September 12, 2011, SJCC informed PNM that the fire was extinguished. However, MSHA required sealing the incident area and confirmation of a noncombustible environment before allowing re-entry of the sealed area. SJCC regained entry into the sealed area of the mine in early March 2012. On May 4, 2012, SJCC received approval from MSHA and resumed longwall mining operations. If further difficulties occur in the longwall mining operation, PNM and the other owners of SJGS would need to consider alternatives for operating SJGS, including running at less than full capacity or shutting down one or more units, the impacts of which cannot be determined at the current time.
The costs of the mine recovery flowed through the cost-reimbursable component of the coal supply agreement. PNM anticipates that it will recover through its FPPAC the portion of such costs allocable to its customers subject to New Mexico regulation. PNM's filings with the NMPRC reflect an estimate that this incident increased coal costs and the deferral of cost recovery under the FPPAC by $21.6 million. SJCC submitted an insurance claim regarding the costs it incurred due to the mine fire and has informed PNM that it has settled with its insurance carrier. PNM believes the settlement proceeds obtained by SJCC through its insurance carrier are reimbursable (in whole or in part) to the owners of SJGS through the coal sales agreement. PNM's portion of the insurance recovery, which is estimated to be $18.7 million based on information received from SJCC, will be flowed through PNM's FPPAC to the extent it relates to increased coal costs included in the FPPAC.

Continuous Highwall Mining Royalty Rate

In August 2013, the DOI Bureau of Land Management ("BLM") issued a proposed rulemaking that would retroactively apply the surface mining royalty rate of 12.5% to continuous highwall mining ("CHM").  Comments regarding the rulemaking were due on October 11, 2013, and PNM submitted comments in opposition to the proposed rule.

SJCC utilized the CHM technique from 2000 to 2003 and, with the approval of the Farmington, New Mexico Field Office of BLM to reclassify the final highwall as underground reserves, applied the 8.0% underground mining royalty rate to coal mined using CHM and sold to SJGS.  In March 2001, SJCC learned that the DOI Minerals Management Service ("MMS") disagreed

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

with the application of the underground royalty rate to CHM.  In August 2006, SJCC and MMS entered into a settlement agreement tolling the statute of limitations on any administrative action to recover unpaid royalties until BLM issued a final, non-appealable determination as to the proper rate for CHM-mined coal.  The proposed BLM rulemaking has the potential to terminate the tolling provision of the settlement agreement, and underpaid royalties of approximately $5 million for SJGS would become due if the proposed BLM rule is adopted as proposed.  PNM's share of any amount that is ultimately paid would be approximately 46.3%, none of which would be passed through PNM's FPPAC. PNM is unable to predict the outcome of this matter.
SJCC Arbitration
The coal supply agreement for SJGS provides that the participants in SJGS have the right to audit the costs billed by SJCC. An independent accounting firm has been engaged to perform audits of the costs billed under the provisions of the contract. The audit for the period from 2006 through 2009 resulted in disagreements between the SJGS participants and SJCC. As provided in the contract, certain issues have been submitted to a panel for binding arbitration. In October 2013, the arbitration panel ruled on one issue and set other issues for hearing. The panel ruled that the SJGS participants owe SJCC $1.5 million for disputed mining costs.  PNM's share of this amount is $0.7 million of which $0.5 million will be passed through PNM's FPPAC. The remaining issues going forward to a hearing include: 1) whether the SJGS participants owe SJCC unbilled mining costs of $5.2 million or whether SJCC owes the SJGS participants overbilled mining costs of $1.1 million, and 2) whether SJCC billed the SJGS participants $12.9 million as mining costs that SJCC should have considered to be capital improvements, which are not billable under the mining contract.  PNM's share of any amounts resulting from the arbitration would be approximately 46.3%. Of PNM's share of the costs, approximately 33% of the first remaining issue as well as approximately 25% of the second remaining issue would be passed through PNM's FPPAC and the rest would impact earnings. A hearing date on the remaining issues has not been set. PNM is unable to predict the outcome of the arbitration hearing.
Four Corners Severance Tax Assessment

On May 23, 2013, the New Mexico Taxation and Revenue Department ("NMTRD") issued a notice of assessment for coal severance surtax, penalty, and interest totaling approximately $30 million related to coal supplied under the coal supply agreement for Four Corners. PNM's share of any amounts paid related to this assessment would be approximately 8%, all of which would be passed through PNM's FPPAC. For procedural reasons, on behalf of the Four Corners co-owners, including PNM, the coal supplier made a partial payment of the assessment and immediately filed a refund claim with respect to that partial payment in August 2013. The NMTRD denied the refund claim. Prior to year end, the coal supplier and APS, on its own behalf and as operating agent for Four Corners, intend to file a complaint with the New Mexico District Court contesting both the validity of the assessment and the refund claim denial. PNM believes the assessment and the refund claim denial are without merit, but cannot predict the outcome of this matter.

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

PVNGS Liability and Insurance Matters
Public liability for incidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan. In accordance with the Price-Anderson Act, the PVNGS participants have insurance for public liability exposure for a nuclear incident totaling $13.6 billion per occurrence. Commercial insurance carriers provide $375 million and $13.2 billion is provided through a mandatory industry wide retrospective assessment program. If losses at any nuclear power plant covered by the program exceed the accumulated funds, PNM could be assessed retrospective premium adjustments. Based on PNM's 10.2% interest in each of the three PVNGS units, PNM's maximum potential assessment per incident for all three units is $38.9 million, with an annual payment limitation of $5.7 million.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The PVNGS participants maintain "all risk" (including nuclear hazards) insurance for damage to, and decontamination of, property at PVNGS in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination. These coverages are provided by Nuclear Electric Insurance Limited ("NEIL"). Effective April 1, 2013, a sublimit of $1.5 billion for non-nuclear property damage losses has been enacted to the primary policy offered by NEIL. If NEIL's losses in any policy year exceed accumulated funds, PNM is subject to retrospective assessments of $4.3 million for each retrospective assessment declared by NEIL's Board of Directors. The insurance coverages discussed in this and the previous paragraph are subject to policy conditions and exclusions.
Water Supply
Because of New Mexico's arid climate and periodic drought conditions, there is concern in New Mexico about the use of water, including that used for power generation. PNM has secured groundwater rights in connection with the existing plants at Reeves Station, Delta, Afton, Luna, and Lordsburg. Water availability does not appear to be an issue for these plants at this time. However, prolonged drought, ESA activities, and a Federal lawsuit by the State of Texas suing the State of New Mexico over water allocations could pose a threat of reduced water availability for these plants.
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
San Juan River Adjudication
In 1975, the State of New Mexico filed an action in New Mexico District Court to adjudicate all water rights in the San Juan River Stream System, including water used at Four Corners and SJGS. PNM was made a defendant in the litigation in 1976. In March 2009, President Obama signed legislation confirming a 2005 settlement with the Navajo Nation. Under the terms of the settlement agreement, the Navajo Nation's water rights would be settled and finally determined by entry by the court of two proposed adjudication decrees.  The court has ordered that settlement of the Navajo Nation's claims under the settlement agreement and entry of the proposed decrees be heard in an expedited proceeding.  The court recently issued an order finding that no evidentiary hearing is warranted in the Navajo Nation proceeding, and that it will be issuing an order addressing the issues raised by the parties at some point in the future. This order must be entered no later than December 31, 2013, pursuant to the 2005 settlement.
PNM's water rights in the San Juan Basin may be affected by the rights recognized in the settlement agreement as being owned by the Navajo Nation, which comprise a significant portion of water available from sources on the San Juan River and in the San Juan Basin. Therefore, PNM has elected to participate in this proceeding.  PNM is unable to predict the ultimate outcome of this matter or estimate the amount or range of potential loss and cannot determine the effect, if any, of any water rights adjudication on the present arrangements for water at SJGS and Four Corners. Final resolution of the case cannot be expected for several years.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

An agreement reached with the Navajo Nation in 1985, however, provides that if Four Corners loses a portion of its rights in the adjudication, the Navajo Nation will provide, for an agreed upon cost, sufficient water from its allocation to offset the loss.
Complaint Against Southwestern Public Service Company
In September 2005, PNM filed a complaint under the Federal Power Act against SPS alleging SPS overcharged PNM for deliveries of energy through its fuel cost adjustment clause practices and that rates for sales to PNM were excessive. PNM also intervened in a proceeding brought by other customers raising similar arguments relating to SPS' fuel cost adjustment clause practices and issues relating to demand cost allocation (the "Golden Spread Proceeding"). In addition, PNM intervened in a proceeding filed by SPS to revise its rates for sales to PNM ("SPS 2006 Rate Proceeding"). In 2008, FERC issued its order in the Golden Spread Proceeding affirming an ALJ decision that SPS violated its fuel cost adjustment clause tariffs, but shortening the refund period applicable to the violation of the fuel cost adjustment clause issues that had been ordered by the ALJ.  FERC also reversed the decision of the ALJ, which had been favorable to PNM, on the demand cost allocation issues. PNM and SPS filed petitions for rehearing and clarification of the scope of the remedies that were ordered and seeking reversal of various rulings in the order. On August 15, 2013, FERC issued separate orders in the Golden Spread Proceeding and in the SPS 2006 Rate Proceeding. The order in the Golden Spread Proceeding determined that PNM was not entitled to refunds for SPS' fuel cost adjustment clause practices. That order and the order in the SPS 2006 Rate Proceeding decided the demand cost allocation issues using the method that PNM had advocated.  PNM, SPS, and other customers of SPS have filed requests for rehearing of these orders and they are pending further action by FERC. PNM cannot predict the final outcome of the case at FERC or the range of possible outcomes.
Navajo Nation Allottee Matters
A putative class action was filed against PNM and other utilities in February 2009 in the United States District Court for the District of New Mexico. Plaintiffs claim to be allottees, members of the Navajo Nation, who pursuant to the Dawes Act of 1887, were allotted ownership in land carved out of the Navajo Nation and allege that defendants, including PNM, are rights-of-way grantees with rights-of-way across the allotted lands and are either in trespass or have paid insufficient fees for the grant of rights-of-way or both.  In March 2010, the court ordered that the entirety of the plaintiffs' case be dismissed. The court did not grant plaintiffs leave to amend their complaint, finding that they instead must pursue and exhaust their administrative remedies before seeking redress in federal court.  In May 2010, plaintiffs filed a Notice of Appeal with the Bureau of Indian Affairs ("BIA"), which was denied by the BIA Regional Director. In May 2011, plaintiffs appealed the Regional Director's decision to the DOI, Office of Hearings and Appeals, Interior Board of Indian Appeals. Following briefing on the merits, on August 20, 2013, that board issued a decision upholding the Regional Director's decision that the allottees had failed to perfect their appeals, and dismissed the allottees' appeals, without prejudice.  PNM continues to participate in this matter in order to preserve its interests regarding any PNM-acquired rights-of-way implicated in the appeal. PNM cannot predict the outcome of the proceeding or the range of potential outcomes at this time.
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

TGP Complaint
On March 2, 2012, TGP Granada, LLC and its affiliate (collectively, "TGP") filed a complaint at FERC against PNM and Tortoise Capital Resources Corp. ("TTO"). PNM owns 60% of the EIP and leases the other 40% from TTO. PNM's lease of the portion of the EIP owned by TTO expires on April 1, 2015. The lease provides PNM the option, with 24 months advance notice, of purchasing the leased assets at the end of the lease for fair market value, as well as options to renew the lease.
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

On November 1, 2012, PNM and TTO entered into a definitive agreement for PNM to exercise the option to purchase on April 1, 2015 the leased capacity at fair market value, which the parties agreed would be $7.7 million. The lease remains in existence and PNM will record the purchase at the termination of the lease on April 1, 2015. The definitive agreement sets forth the terms and conditions under which PNM would also assume responsibility for scheduling long-term transmission service on the leased capacity. In November 2012, PNM requested the necessary FERC approvals for the definitive agreement. In January 2013, FERC approved PNM's requests. On February 8, 2013, FERC issued an order dismissing as moot a motion filed by TGP for clarification of FERC's July 5, 2012 order. Since no rehearing request or appeal was filed, the February 8, 2013 order is final and non-appealable.

(11)	Regulatory and Rate Matters

The Company is involved in various regulatory matters, some of which contain contingencies that are subject to the same uncertainties as those described in Note 10. Additional information concerning regulatory and rate matters is contained in Note 17 of the Notes to Consolidated Financial Statements in the 2012 Annual Reports on Form 10-K.
PNM

Renewable Portfolio Standard
The REA establishes a mandatory RPS requiring a utility to acquire a renewable energy portfolio equal to 10% of retail electric sales by 2011, 15% by 2015, and 20% by 2020. The NMPRC requires renewable energy portfolios to be "fully diversified." Prior to December 2012, the diversity requirements were 20% from wind energy, 20% from solar energy, 10% from other renewable technologies, and 1.5% from distributed generation with the distributed generation component increasing to 3% in 2015. In December 2012, NMPRC issued an order that amended the diversity requirements to 30% wind, 20% solar, 5% other, and 1.5% distributed generation, increasing to 3% in 2015, and adopted other changes to its renewable energy rule, including the increase in the RCT discussed below. In June 2013, the NMPRC initiated a new rulemaking proceeding in which it proposed to consider amending or eliminating specific diversity targets and to reconsider the inclusion of avoided environmental and capacity costs in the application of the RCT. A public hearing was held on September 10, 2013.
The REA provides for streamlined proceedings for approval of utilities' renewable energy procurement plans, assures utilities that they recover costs incurred consistent with approved procurement plans, and requires the NMPRC to establish a RCT for the procurement of renewable resources to prevent excessive costs being added to rates. The NMPRC had established a RCT for 2011 of 2% of all customers' aggregated overall annual electric charges that increased by 0.25% annually until reaching 3% in 2015. In December 2012, the NMPRC approved an amended RCT set at 3% of customers' annual electric charges beginning in 2013 and continuing thereafter.
In July 2011, PNM filed its renewable energy procurement plan for 2012. The plan requested a variance from the RPS due to RCT limitations. The plan was diversity-compliant based on the reduced RPS, except for non-wind/non-solar resources, which were not available. In December 2011, the NMPRC approved PNM's 2012 plan, but ordered PNM to spend an additional $0.9 million on renewable procurements in 2012. PNM is recovering the costs of the supplemental procurements through the renewable rider discussed below. The NMPRC also required PNM to file its 2013 renewable energy procurement plan by April 30, 2012. The 2013 plan proposed procurements for 2013 and 2014 of 20 MW of PNM-owned solar PV facilities, at an estimated cost of $45.5 million, wind and solar REC purchases in 2013, and a PPA for the output of a new 10 MW geothermal facility. The plan also included an additional procurement of 2 MW of PNM-owned solar PV facilities at an estimated cost of $4.5 million to supply the energy sold under PNM's voluntary renewable energy tariff. The plan will enable PNM to comply with the statutory RPS amount in 2013, but requires a variance from the NMPRC's diversity requirements in 2013 while the proposed geothermal facilities are being constructed. This plan had been expected to achieve full RPS quantity and diversity compliance by 2014 without exceeding the RCT. The NMPRC approved the plan in December 2012, but reduced the additional solar PV procurement from 2 MW to 1.5 MW. Construction of the geothermal facility has been delayed due to a longer than expected permitting process. PNM

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

still anticipates that the facility will begin energy production January 1, 2014, but full-scale production will be delayed. PNM does not believe this delay will affect its ability to comply with the diversity requirements as amended in December 2012.

PNM filed its 2014 renewable energy procurement plan on July 1, 2013. The plan meets the RPS quantity and diversity requirements within the RCT in 2014 and 2015. PNM's proposed procurements include 50,000 MWh of wind generated RECs in 2014, the construction by December 31, 2014 of 23 MW of PNM-owned solar PV facilities at a cost of $46.7 million, a 20-year PPA for the output of an existing 100 MW wind energy center beginning January 1, 2015 at a first year cost estimated to be $5.8 million, and the purchase of 120,000 MWh of wind RECs in 2015. A public hearing was held in October 2013. The NMPRC is required to approve or modify the plan within 180 days of the filing date. PNM cannot predict the outcome of this proceeding.
PNM is recovering certain renewable procurement costs from customers through a rate rider. See Renewable Energy Rider below.
Renewable Energy Rider
On August 14, 2012, the NMPRC authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per KWh basis. The approved rates are $0.0022335 per KWh in 2012 and $0.0028371 per KWh in 2013. The order disapproved the recovery of the cost of a supplemental REC procurement ordered by the NMPRC in the 2012 procurement plan case because the NMPRC had not yet acted on the specific $0.9 million procurement proposed by PNM, which is discussed under Renewable Portfolio Standard above. The NMPRC subsequently approved the supplemental REC procurement, but ordered that a hearing be held on its inclusion in the rider. Upon NMPRC approval, PNM implemented the rider on August 20, 2012. The rider will terminate upon a final order in PNM's next general rate case unless the NMPRC authorizes PNM to continue it. Amounts collected under the rider are capped at $18.0 million in 2012 and $24.6 million in 2013. Any amounts above the caps are deferred for future recovery without carrying costs. As a separate component of the rider, if PNM's earned return on jurisdictional equity in 2013, adjusted for weather and other items not representative of normal operations, exceeds 10.5%, PNM must refund to customers during May through December 2014 the amount over 10.5%.

In compliance with the NMPRC's rate rider order, PNM filed a notice to implement an increase in the current rider rate effective with May 2013 bills.  The NMPRC suspended the effective date of the new rate for a period of nine months from April 1, 2013 and appointed a Hearing Examiner to conduct a hearing on the proposed change.  On May 15, 2013, the NMPRC approved the requested increase. PNM implemented the new rate of $0.0030468 per KWh on May 28, 2013.

In its 2014 renewable energy procurement plan described above, PNM proposed to increase the rider rate to $0.0044391 effective January 1, 2014. PNM expects an order in this case in December 2013.
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

In June 2011, prior to the Supreme Court decision, the NMPRC approved PNM-specific adders of $0.002 per KWh and $4 per KW for savings due to programs implemented in 2011. PNM is presently collecting $1.3 million in adder revenues consistent with this order. After the Supreme Court decision vacating the rule, the NMPRC initiated a proceeding to determine whether PNM should be required to cease collecting the adders and to refund all adder revenues collected since December 2010. In November 2011, the NMPRC issued orders that PNM is not required to refund any adder revenues and is authorized to continue collecting the adders. However, in an order on rehearing, which it subsequently rescinded, the NMPRC further reduced the amount of the authorized adders. Prior to the rescission, PNM appealed the rehearing order to the Supreme Court. In March 2012, the Supreme Court granted PNM's motion to vacate the rehearing order and dismiss PNM's appeal. In a separate appeal and writ proceeding in the Supreme Court, NMIEC and the NMAG sought to overturn the NMPRC order allowing PNM to continue to collect adders in light of the 2011 Supreme Court decision. On May 21, 2012, the Supreme Court dismissed the writ proceeding. On September 20, 2013, the Supreme Court issued a decision in the NMIEC and NMAG appeal. The Supreme Court affirmed the NMPRC's decision authorizing the incentive and remanded the case to the NMPRC. On October, 2, 2013, the NMPRC closed the docket.
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
Energy Efficiency Rulemaking
On May 17, 2012, the NMPRC issued a NOPR that would have amended the NMPRC's energy efficiency rule to authorize use of a decoupling mechanism to recover certain fixed costs of providing retail electric service from the rates charged on a per KWh of consumption, as the mechanism for removal of disincentives associated with the implementation of energy efficiency programs. The proposed rule also addressed incentives associated with energy efficiency. On July 26, 2012, the NMPRC closed the proposed rulemaking and opened a new energy efficiency rulemaking docket that may address decoupling and incentives. Workshops to develop a proposed rule have been held, but no order proposing a rule has been issued. PNM is unable to predict the outcome of this matter.
On October 2, 2013, the NMPRC issued a NOPR and a proposed rule to implement the New Mexico Efficient Use of Energy Act. Included in the proposed rule is a provision that would limit incentive awards to an amount equal to the product (expressed in dollars) of the utility's weighted cost of capital (expressed as a percent) and its approved annual program costs. The NOPR establishes a schedule for comments and sets a public hearing in November 2013.
2010 Electric Rate Case and FPPAC
An order of the NMPRC approving an amended stipulation in PNM's 2010 Electric Rate Case limits the amount that can be recovered on an annual basis for fuel costs, renewable energy costs, and energy efficiency costs during certain years. Costs in excess of the limits are deferred, without carrying costs, for recovery in future periods. The fuel cost caps are $38.8 million for the FPPAC year beginning July 1, 2012, which PNM began collecting at that time, and $36.2 million for the FPPAC year beginning July 1, 2013. PNM estimates that the caps will result in approximately $38.4 million of FPPAC costs being deferred for future

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

collection at June 30, 2014. The portion of the costs and insurance recovery attributable to customers covered by the FPPAC resulting from the mine fire incident discussed in Note 10 are included in the FPPAC amounts.

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

Integrated Resource Plan
NMPRC rules require that investor owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first four years of that period. In its most recent IRP, which was filed in July 2011, PNM indicated that it planned to meet its anticipated load growth through a combination of new natural gas-fired generating plants, renewable energy resources, load management, and energy efficiency programs. As required by NMPRC rules, PNM utilized a public advisory group process during the development of the 2011 IRP. Two protests were filed to the IRP requesting rejection of the plan. The NMPRC assigned the case to a Hearing Examiner and designated a mediator to facilitate negotiations. The NMPRC staff filed a motion in December 2011 to dismiss the protests and terminate the proceeding on the ground that PNM's IRP fully complies with NMPRC rules. On September 18, 2013, the NMPRC issued an order that closed this docket.
Consistent with the NMPRC's IRP rule, PNM has initiated the process to prepare its 2014 IRP. Initial public participation meetings have been held. The 2014 IRP is scheduled to be filed at the NMPRC by June 30, 2014.
Emergency FPPAC
In 2008, the NMPRC authorized PNM to implement an Emergency FPPAC from June 2, 2008 through June 30, 2009. The NMPRC order approving the Emergency FPPAC also provided that if PNM's base load generating units did not operate at or above a specified capacity factor and PNM was required to obtain replacement power to serve jurisdictional customers, PNM would be required to make a filing with the NMPRC seeking approval of the replacement power costs. In its required filing, PNM stated that the costs of the replacement power amounting to $8.0 million were prudently incurred and made a motion that they be approved. The NMPRC staff opposed PNM's motion and recommended that PNM be required to refund the amount collected. Auditors selected by the NMPRC found that PNM was prudent in operating its base load units and in securing replacement power but had not obtained prior NMPRC approval in the manner required by the NMPRC order. PNM continues to assert that its recovery of replacement power costs was proper and did not violate the NMPRC's order. The NMPRC has not ruled on this matter. Under the terms of the approved stipulation in the 2010 Electric Rate Case, the parties to the stipulation, including the NMPRC staff, jointly requested that the NMPRC take no further action in this matter and close the docket. No party opposed that request. Although the NMPRC has not acted on the joint request, the NMPRC electronic docket shows the docket closed.
Applications for Approvals to Purchase Delta
As discussed in Note 9 of the Notes to Consolidated Financial Statements in the 2012 Annual Reports on Form 10-K, PNM has entered in to an agreement to purchase Delta, a 132 MW natural gas peaking unit from which PNM currently acquires energy and capacity under a PPA. The agreement to purchase Delta required approvals by the NMPRC and FERC. On January 3, 2013, PNM filed an application with the NMPRC for a CCN to own and operate Delta and for a determination of related ratemaking principles and treatment. On June 26, 2013, the NMPRC granted PNM's CCN application and approved PNM's proposed ratemaking treatment. PNM filed an application for approval of the Delta acquisition at FERC on January 24, 2013. FERC approved the purchase on February 26, 2013. Closing on the purchase is anticipated in early 2014.
Application for Approval of La Luz Generating Station
On May 17, 2013, PNM filed an application with the NMPRC for a CCN to construct, own, and operate a 40 MW gas-fired generating facility near Belen, New Mexico. The application also requests a determination of related ratemaking principles and treatment. The facility is expected to cost approximately $63.2 million and go into service in the first quarter of 2016. PNM has entered into a contract for purchase of the turbine to be used for this project and a separate contract for the construction of the facility on a turn-key basis. Both contracts allow PNM to cancel if NMPRC approval is not obtained. A hearing on PNM's application is scheduled to begin on April 8, 2014. PNM is unable to predict the outcome of this matter.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

San Juan Generating Station Units 2 and 3 Retirement

PNM anticipates filing an application at the NMPRC to retire SJGS Units 2 and 3, as discussed in Note 10, before the end of 2013. In the same application, PNM will also seek approval to recover its remaining costs in SJGS 2 and 3 and for a CCN for some of the resources to replace the retired units, which PNM anticipates will include PNM's share of PVNGS Unit 3 and additional capacity in SJGS Unit 4. PNM will also make an application at FERC to seek approval of the restructured SJGS participation agreements.
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
On March 1, 2013, FERC issued an order (1) accepting PNM's revisions to its rates for filing and suspending the proposed revisions to become effective August 2, 2013, subject to refund; (2) directing PNM to submit a compliance filing to establish its return-on-equity ("ROE") using the median, rather than the mid-point, of the ROEs from a proxy group of companies; (3) directing PNM to submit a compliance filing to remove from its rate proposal the acquisition adjustment related to PNM's 60% ownership of the EIP transmission line, which was acquired in 2003 ; and (4) setting the proceeding for hearing and settlement judge procedures. PNM would be allowed to make a separate filing related to recovery of the EIP acquisition adjustment. On April 1, 2013, PNM made the required compliance filing. In addition, PNM filed for rehearing of FERC's order regarding the ROE. On June 3, 2013, PNM made additional filings incorporating final 2012 data into the formula rate request. The updated formula rate would result in a $1.3 million rate increase over the rates approved by FERC on January 2, 2013. The new rates will apply to all of PNM's wholesale electric transmission service customers. The new rates will not apply to PNM's retail customers. On June 10, 2013, FERC denied PNM's motion for rehearing regarding FERC's order requiring PNM to use the median, instead of the midpoint, to calculate its ROE for the formula rate case. On August 2, 2013, the new rates went into effect, subject to refund. Settlement negotiations are ongoing concerning issues in this proceeding. PNM is unable to predict the outcome of this proceeding.

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
Firm-Requirements Wholesale Customers
Navopache Electric Cooperative, Inc. Rate Case
In September 2011, PNM filed an unexecuted amended sales agreement between PNM and NEC with FERC. The agreement proposed a cost of service based rate for the electric service and ancillary services PNM provides to NEC, which would result in an annual increase of $8.7 million or a 39.8% increase over existing rates. PNM also requested a FPPAC and full recovery of certain third-party transmission charges PNM incurs to serve NEC. NEC filed a protest to PNM's filing with FERC. In November 2011, FERC issued an order accepting the filing, suspending the effective date to be effective April 14, 2012, subject to refund, and set the proceeding for settlement. The parties finalized a settlement agreement and PNM filed for the necessary FERC approval on December 6, 2012. The settlement agreement would result in an annual increase of $5.3 million, an extension of the contract for 10 years, and an agreement that PNM will be able to file an application for formula based rates to be effective in 2015. On April 5, 2013, FERC approved the settlement agreement. PNM has refunded the amounts collected in excess of the settled rates concluding this matter.
City of Gallup, New Mexico Contract Approval Case
PNM provides both energy and power services to Gallup, PNM's second largest firm-requirements wholesale customer, under an electric service agreement that was to expire on June 30, 2013. On May 1, 2013, PNM and Gallup agreed to extend the term of the agreement to June 30, 2014 and to increase the demand and energy rates under the agreement. On May 1, 2013, PNM requested FERC approval of the amended agreement to be effective July 1, 2013. On June 21, 2013, FERC approved the amended agreement. Revenue from Gallup will increase by $3.1 million during the term of the amended agreement. On September 26, 2013, Gallup issued a request for proposals for long term power supply. Proposals are due November 26, 2013. PNM anticipates submitting a proposal, but is unable to predict if services provided to Gallup will continue upon expiration of the amended agreement.
TNMP
Advanced Meter System Deployment
In July 2011, the PUCT approved a settlement and authorized an AMS deployment plan that permits TNMP to collect $113.3 million in deployment costs through a surcharge over a 12-year period. TNMP began collecting the surcharge on August 11, 2011. Deployment of advanced meters began in September 2011 and is scheduled to be completed over a 5-year period.
In February 2012, the PUCT opened a proceeding to consider the feasibility of an "opt-out" program for retail consumers that wish to decline receipt of an advanced meter. The PUCT has requested comments and convened a public meeting to hear various issues. However, various individuals filed a petition with the PUCT seeking a moratorium on any advanced meter deployment. The PUCT denied the petition and an appeal was filed with the Texas District Court on September 28, 2012.
On February 21, 2013, the PUCT filed a proposed rule to permit customers to opt-out of the AMS deployment. The PUCT adopted a rule on August 15, 2013 creating a non-standard metering service for retail customers choosing to decline standard metering service via an advanced meter. The cost of providing non-standard metering service will be borne by opt-out customers

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

through an initial fee and ongoing monthly charge. All transmission and distribution utilities in ERCOT are required to initiate proceedings to establish these charges.
On September 30, 2013, TNMP filed an application to set the initial fee and monthly charges to be assessed for non-standard metering service provided to those retail customers who choose to decline the advanced meter necessary for standard metering service. TNMP's filing seeks recovery of $0.2 million through proposed initial fees ranging from $142.84 to $247.48. An additional $0.5 million in ongoing expenses would be recovered via a proposed monthly charge of $38.99. As the proceeding has just been initiated, TNMP cannot predict the outcome of this proceeding although TNMP does not expect it to have a material impact on its financial position, results of operations, or cash flows.
Energy Efficiency
TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor. On August 28, 2012, the PUCT approved a settlement that permits TNMP to collect estimated 2013 program costs of $4.8 million, plus recovery of an aggregate of $0.4 million in under-collected costs from prior years, case expenses, and a performance bonus for 2011. TNMP's new rates were effective January 1, 2013. On May 15, 2013, TNMP filed its 2014 energy efficiency cost recovery factor application with the PUCT. The application seeks approval to collect $5.6 million, which includes $4.7 million in estimated program expenses for 2014, a $0.7 million performance bonus for 2012, a refund of $0.1 million over collection of energy savings expenses for the 2012 program year, and case expenses. In July 2013, the parties filed a settlement to permit TNMP to collect the substantially all of the requested $5.6 million. The settlement was approved by the PUCT on October 25, 2013.

Transmission Cost of Service Rates
TNMP can update its transmission rates twice per year to reflect changes in its invested capital. Updated rates reflect the addition and retirement of transmission facilities, including appropriate depreciation, federal income tax and other associated taxes, and the approved rate of return on such facilities.
On January 31, 2013, TNMP filed an application to update its transmission rates to reflect changes in its invested capital. The requested increase in total rate base was $21.9 million, which would increase revenues $2.9 million annually. On March 19, 2013, the PUCT ALJ approved TNMP's interim transmission cost of service filing and rates went into effect with bills rendered March 20, 2013. On August 1, 2013, TNMP filed an application to further update its transmission rates to reflect changes in its invested capital. The requested increase in total rate base is $18.1 million, which would increase revenues by $2.8 million annually. The PUCT ALJ approved TNMP's interim transmission cost of service filing and rates went into effect with bills rendered on September 17, 2013.
Consolidated Tax Savings Adjustment
On June 14, 2013, the Governor of Texas signed into law a bill eliminating the consolidated tax savings adjustment ("CTSA") from electric utility ratemaking in Texas. Previously, the CTSA required electric utilities to artificially reduce their respective tax expenses due to the losses incurred by their affiliates. The bill became effective on September 1, 2013.

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

PNMR, PNM, and TNMP are considered related parties as defined under GAAP. PNMR Services Company provides corporate services to PNMR and its subsidiaries in accordance with shared services agreements. The table below summarizes the nature and amount of related party transactions of PNMR, PNM, and TNMP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Services billings:
PNMR to PNM	$22,241	$22,143	65,729	68,030
PNMR to TNMP	6,731	6,439	20,948	20,206
PNM to TNMP	140	184	381	473
TNMP to PNMR	2	4	6	12
Interest billings:
PNMR to TNMP	139	22	354	72
PNMR to PNM	—	—	1	1
PNM to PNMR	35	45	113	134
Income tax sharing payments:
PNMR to PNM	—	—	45,000	63,114
PNMR to TNMP	—	—	—	1,952

(13)	Income Taxes

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

On April 30, 2013, the IRS issued Revenue Procedure 2013-24, which provides a safe harbor method of accounting that taxpayers may use to determine repair costs for electric generation property.  Adoption of the safe harbor method is elective for years ending on or after December 31, 2012.  On July 11, 2013, the IRS issued a directive that suspends most current examination activity related to generation repairs methodology for any company that is eligible for the safe harbor. PNM is evaluating the possible effects of adopting the safe harbor method and the ultimate outcome cannot be determined at this time although the effects are not expected to be material.

In May 2013, PNMR received a refund of federal income taxes paid in prior years, which primarily was due to bonus tax depreciation and changes in the Company's method of accounting for repairs expense for income tax purposes. The total refund was $96.2 million of which $77.4 million was attributable to PNM. As of September 30, 2013, $45.0 million had been transferred to PNM.

On September 13, 2013, the IRS issued final regulations addressing the recovery of amounts paid to acquire, produce, or improve tangible personal property and the accounting for and retirement of depreciable property. Also issued were proposed regulations addressing dispositions of property. Repairs of electric transmission and distribution property and repairs of electric generation property are specifically addressed in other Revenue Procedures issued by the IRS. The effects of the remainder of regulations are being evaluated by the Company and cannot be determined at this time. However, due to PNMR's net operating loss carryforward position for income tax purposes, the effects are not expected to be material.

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

An entity may choose to perform a quantitative analysis without performing a qualitative analysis and may perform a qualitative analysis for certain reporting units, but a quantitative analysis for others. For the annual evaluation performed as of April 1, 2013, PNMR utilized a qualitative analysis for the TNMP reporting unit and a quantitative analysis for the PNM reporting unit. For the PNM reporting unit, a discounted cash flow methodology was primarily used to estimate the fair value of the reporting unit. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of long-term growth rates for the business, and determination of appropriate weighted average cost of capital for each reporting unit. Changes in these estimates and assumptions could materially affect the determination of fair value and the conclusion of impairment.

The annual evaluations performed as of April 1, 2013 and 2012 did not indicate impairments of the goodwill of any of PNMR's reporting units. The April 1, 2013 and 2012 quantitative evaluations indicated the fair value of the PNM reporting unit, which has goodwill of $51.6 million, exceeded its carrying value by more than 10%. The April 1, 2012 quantitative evaluation indicated the fair value of the TNMP reporting unit, which has goodwill of $226.7 million, exceeded its carrying value by more than 10%. Since the April 1, 2013 annual evaluation, there have been no indications that the fair values of the reporting units with recorded goodwill have decreased below the carrying values. Additional information concerning the Company's goodwill is contained in Note 22 of Notes to Consolidated Financial Statements in the 2012 Annual Reports on Form 10-K.

(15)	Sale of First Choice
On September 23, 2011, PNMR entered into an agreement for the sale of First Choice to Direct LP, Inc. for $270.0 million, subject to adjustment to reflect the amounts of certain components of working capital at closing. Closing occurred on November 1, 2011. For accounting purposes, the sale was effective as of the close of business on October 31, 2011. PNMR and the purchaser disagreed about the calculation of working capital at October 31, 2011. In accordance with the agreement for the sale, this matter was submitted to an independent party for a decision binding on the parties. A decision was received in August 2012. The decision resulted in PNMR being awarded $6.4 million of the $8.2 million in dispute. PNMR recorded an additional pre-tax gain of $1.0 million, which is included in other income in the three months ended September 30, 2012.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations for PNMR is presented on a combined basis, including certain information applicable to PNM and TNMP. The MD&A for PNM and TNMP is presented as permitted by Form 10-Q General Instruction H(2). This report uses the term "Company" when discussing matters of common applicability to PNMR, PNM, and TNMP. A reference to a "Note" in this Item 2 refers to the accompanying Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1, unless otherwise specified. Certain of the tables below may not appear visually accurate due to rounding.

MD&A FOR PNMR

EXECUTIVE SUMMARY
Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 744,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas.
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

Both PNM and TNMP seek cost recovery for their investments through general rate cases and various rate riders. The PUCT has approved mechanisms that allow TNMP to recover capital invested in transmission and distribution projects without having to file a general rate case and allow for more timely recovery of amounts invested in TNMP's systems. In 2011 and 2012, PNM made significant progress toward the goal of achieving authorized returns for its retail customers. In 2012, PNM saw additional progress toward achieving authorized returns for its transmission and generation customers regulated by FERC. PNM and TNMP completed several rate proceedings before their state regulators in 2011, 2012, and early 2013. PNM currently has a pending case before FERC in which it is requesting an increase in rates charged to transmission customers based on a formula rate mechanism. Additional information about rate filings is provided in Note 17 of the Notes to Consolidated Financial Statements in the 2012 Annual Reports on Form 10-K and in Note 11.
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

PNM's interest in PVNGS Unit 3 is excluded from NMPRC jurisdictional rates. While PVNGS Unit 3's financial contribution is not calculated in the authorized returns on its regulated business, it impacts PNM's earnings and has demonstrated to be a valuable asset. Power generated from PNM's 134 MW interest in PVNGS Unit 3 is currently sold into the wholesale market and any earnings or losses are attributable to shareholders. PNM may request NMPRC approval to include PVNGS Unit 3 in the calculation of rates charged to customers in New Mexico as part of compliance with the requirements for BART at SJGS discussed below.
Continuing to Improve Credit Ratings
PNM is committed to maintaining investment grade credit ratings. The credit ratings for PNMR, PNM, and TNMP were set forth under the heading Liquidity in the MD&A contained in the 2012 Annual Reports on Form 10-K. As discussed under the subheading Liquidity in MD&A - Liquidity and Capital Resources below, S&P raised the corporate credit ratings and senior debt ratings for PNMR, PNM, and TNMP, as well as the preferred stock rating for PNM, on April 5, 2013. S&P retained the outlook as stable for all entities. On June 21, 2013, Moody's changed the ratings outlook for PNMR, PNM, and TNMP to positive from stable.
Providing Top-Quartile Total Returns to Investors
PNMR's strategic goal to provide top quartile total return to investors over the 2012 to 2016 period is based on five-year ongoing earnings per share growth plus five-year average dividend yield from a group of regulated electric utility companies with similar market capitalization. Top quartile total return currently is equal to an average annual rate of 10 percent to 13 percent. PNMR's long-term target is a dividend payout ratio of 50 percent to 60 percent of its ongoing earnings. Ongoing earnings, which is a non-GAAP financial measure, excludes certain non-recurring, infrequent, and other items from earnings determined in accordance with GAAP. The annual common stock dividend was raised by 16 percent in February 2012 and by 14 percent in February 2013. PNMR expects to provide above-average dividend growth in the near-term and to manage the payout ratio to meet its long-term target. The PNMR board will continue to evaluate the dividend on an annual basis, considering sustainability and growth, capital planning, and industry standards.

Business Focus

In addition to its strategic goals, PNMR's strategy and decision-making are focused on safely providing reliable, affordable, and environmentally responsible power to create enduring value for customers and communities. To accomplish this, PNMR works closely with customers, stakeholders, legislators, and regulators to ensure that resource plans and infrastructure investments benefit from robust public dialogue and balance the diverse needs of our communities.

Reliable and Affordable Power
PNMR and its utilities are keenly aware of the roles they play in enhancing economic vitality in their New Mexico and Texas service territories. Management believes there is a direct connection between electric infrastructure to ensure reliability and economic growth. When considering expanding or relocating to other communities, businesses consider energy affordability and energy reliability to be important factors. PNM and TNMP strive to balance service affordability with infrastructure investment to maintain a high level of electric reliability. The utilities also work to ensure that rates reflect actual costs of providing service.
Investing in PNM's and TNMP's infrastructure is critical to ensure reliability and meet future energy needs. Both utilities have long-established records of providing customers with top-tier electric reliability. In September 2011, TNMP began its deployment of smart meters in homes and businesses across its Texas service area. Through September 30, 2013, TNMP had completed installation of more than 120,000 smart meters. TNMP's deployment is expected to be completed in 2016.
As part of the State of Texas' long-term initiative to create a smart electric grid, the smart meter rollout will ultimately give consumers more energy consumption data and help them make more informed decisions. In 2014, TNMP will install a new outage management system that will leverage capabilities of the smart meters to enhance TNMP's responsiveness to outages.

During the 2010 to 2012 period, PNM and TNMP together invested $803.7 million in substations, power plants, and transmission and distribution systems in New Mexico and Texas. In 2012, PNM announced its planned 40 MW natural gas-fired La Luz peaking generating station to be located near Belen, New Mexico. PNM filed a request in May 2013 with the NMPRC for approval for construction of the La Luz project, which is expected to begin in 2014, with the facility going into service in 2016. PNM also announced an agreement to purchase Delta, a 132 MW gas-fired peaking facility, which has served PNM jurisdictional needs under a 20-year PPA since 2000. The purchase has been approved by the NMPRC and FERC. Closing on the purchase is anticipated in early 2014.

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
In addition to PNM's utility-owned PV solar facilities, PNM also owns the 500-KW PNM Prosperity Energy Storage Project, which uses advanced batteries to store solar power and dispatch the energy either during high-use periods or when solar production is limited. The project features one of the largest combinations of battery storage and PV energy in the nation and involves extensive research and development of smart grid concepts with the Electric Power Research Institute, East Penn Manufacturing Co., Northern New Mexico College, Sandia National Laboratories, and the University of New Mexico. When the facility went online in September 2011, it was the nation's first solar storage facility fully integrated into a utility's power grid.
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
PNM sought and received a waiver from the NMPRC excusing it from meeting the RPS in 2012 because the cost to achieve the full RPS would exceed the RCT. The 2013 plan will enable PNM to comply with the statutory RPS amount in 2013, but required a variance from the NMPRC's diversity requirements in 2013 while the proposed geothermal facilities are being constructed. Although this plan had been expected to enable PNM to achieve full RPS quantity and diversity compliance by 2014 without exceeding the RCT, delays in the permitting process for the geothermal facility have delayed its anticipated full-scale production in-service date to later in 2014. PNM does not believe this delay will affect its ability to comply with the diversity requirements as amended in December 2012. PNM will continue to procure renewable resources while balancing the bill impact to customers in order to meet New Mexico's escalating RPS requirements.
SJGS
PNM continues its efforts to comply with the EPA regional haze rule in a manner that minimizes the cost impact to customers while still achieving broad environmental benefits. EPA's FIP for regional haze currently in effect requires the installation of SCRs on all four units at SJGS by September 2016.
Following approval by the majority of the other SJGS owners, PNM, NMED, and EPA agreed on February 15, 2013 to pursue a revised plan that could provide a new BART path to comply with federal visibility rules at SJGS. The terms of the non-

binding agreement would result in the retirement of SJGS Units 2 and 3 by the end of 2017 and the installation of SNCRs on Units 1 and 4 by the later of January 31, 2016 or 15 months after EPA approval of a revised SIP from the State of New Mexico. PNM would also build a natural gas-fired peaking generating plant to be sited at SJGS to partially replace the capacity from the retired coal units. Additional base load generating capacity may also be required, which could come from some combination of PVNGS Unit 3, renewable resources, and/or additional gas-fired generation. Implementing this plan includes:

•	PNM submitting a new BART analysis to NMED, which occurred in April 2013

•	NMED submitting a revised SIP to EIB, which occurred in May 2013

•	Approval of the revised SIP by EIB, which occurred on September 5, 2013

•	Submission of the revised SIP to EPA, which occurred on October 18, 2013

•	EPA approval of the revised SIP

•	NMPRC approval of the retirement of Units 2 and 3, as well as recovery of the unrecovered investment and costs to retire those units, and plans to acquire replacement power
The term sheet setting forth the non-binding agreement projects EPA final action in late 2014. Contemporaneously with the signing of the non-binding agreement, EPA indicated in writing that if the above plan does not move forward due to circumstances outside of the control of PNM and NMED, EPA will work with the State of New Mexico and PNM to create a reasonable FIP compliance schedule to reflect the time used to develop the new state plan.

In connection with the implementation of the revised plan and the retirement of SJGS Units 2 and 3, some of the SJGS participants have expressed a desire to exit their ownership in the plant. To implement the revised plan and accommodate the participants desiring to exit, the SJGS participants are negotiating a restructuring of the ownership in SJGS, as well as addressing the obligations of the exiting participants for plant decommissioning, mine reclamation, environmental matters, and certain ongoing operating costs, among other items. The negotiations could result in PNM acquiring additional ownership in SJGS Unit 4. Owners of the affected units also may seek approvals of their utility commissions or governing boards.

PNM, as the SJGS operating agent, presented the SNCR project to the participants in Unit 1 and Unit 4 for approval in late October 2013. The project was approved for Unit 1, but the Unit 4 project did not obtain the required percentage of votes for approval. Other capital projects related to Unit 4 were also not approved by the participants. The SJPPA provides that PNM is authorized and obligated to take reasonable and prudent actions necessary for the successful and proper operation of SJGS pending resolution by the participants. PNM is evaluating its responsibilities and obligations as operating agent under the SJPPA regarding the SJGS Unit 4 capital projects that were not approved by the participants, but has not reached a decision on how to proceed. PNM cannot predict the outcome of this matter.

On February 25, 2013, the parties filed their status reports with the Tenth Circuit.  To demonstrate that progress has been made toward settling the Tenth Circuit litigation, information, including the non-binding agreement and its accompanying timeline, was submitted to the court. Following the parties' submission of their status reports, on February 28, 2013, the Tenth Circuit referred the litigation to the Tenth Circuit Mediation Office, which has authority to require the parties to attend mediation conferences to informally resolve issues in the pending appeals. Currently, proceedings for relief from the Tenth Circuit are in abeyance at PNM's request.
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
Additional information about BART at SJGS is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2012 Annual Reports on Form 10-K and in Note 10. PNM anticipates filing for NMPRC approvals regarding BART at SJGS in late 2013 as discussed in Note 11.
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
The PNM Resources Foundation helps nonprofits become more energy efficient through Reduce Your Use grants. For 2012, the foundation awarded $0.3 million to support 55 projects in New Mexico to provide shade structure installations, window replacements, and efficient appliance purchases. Since the program's inception in 2008, Reduce Your Use grants have provided nonprofit agencies in New Mexico with a total of $1.1 million of support. In May 2013, in connection with the PNM Resources Foundation's 30th anniversary, the foundation announced that 30 $10,000 environmental grants would be awarded in 2013. The recipients were announced in August 2013.
PNM also expanded its environmental stakeholder outreach in 2012, piloting small environmental stakeholder dialogue groups on key issues such as renewable energy and energy efficiency planning. PNM also employed proactive stakeholder outreach in two key projects - the development of the PNM's renewable energy procurement plans that involved distributed solar energy developers early in the conversation and the siting of the planned gas-fired peaking generation facility near Belen, New Mexico, which featured in-depth community involvement and education early in the planning stages of the project. In both cases highly favorable outcomes were achieved and controversial negative media coverage was virtually eliminated.

Economic Factors

In the three and nine months ended September 30, 2013, PNM experienced decreases in weather and leap-year normalized, retail load of 1.2% and 1.5% compared to 2012. However, PNM set a new all-time record for peak use on June 27, 2013 when usage reached 2,008 MW. This compares to the previous peak of 1,973 MW. New Mexico businesses are taking a longer time to recover from the economic downturn.  In particular, the Albuquerque metropolitan area continues to lag the nation in economic recovery.  Based on the current trends, PNM load could be down approximately 1% for the full year 2013 compared to 2012.  In the three and nine months ended September 30, 2013, TNMP's weather normalized and leap-year adjusted load increased 3.3% and 1.9% compared to 2012. In recent years, New Mexico and Texas have fared better than the national average in unemployment. However, New Mexico's figures may be misleading due to people dropping out of the workforce. Employment growth is a better indicator. Texas growth rates are well above the national rate and New Mexico's employment growth rate is slightly positive.
Results of Operations
A summary of net earnings attributable to PNMR is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(In millions, except per share amounts)
Net earnings attributable to PNMR	$54.6	$57.9	$(3.3)	$92.9	$96.5	$(3.6)
Average diluted common and common equivalent shares	80.3	80.4	(0.1)	80.5	80.4	0.1
Net earnings attributable to PNMR per diluted share	$0.68	$0.72	$(0.04)	$1.15	$1.20	$(0.05)

The components of the change in earnings attributable to PNMR are:

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
	(In millions)
PNM	$(3.1)	$(0.1)
TNMP	1.0	2.1
Corporate and Other	(1.2)	(5.5)
Net change	$(3.3)	$(3.6)
PNMR's operational results were affected by the following:

•
Rate increases for PNM and TNMP - Additional information about these rate increases is provided in Note 17 of the Notes to Consolidated Financial Statements in the 2012 Annual Reports on Form 10-K and Note 11

•	Net unrealized gains and losses on mark-to-market economic hedges for sales and fuel costs not recoverable under PNM's FPPAC

•	Higher prices for sales of power from PVNGS Unit 3

•	Milder weather in 2013 than 2012

•	Lower retail load at PNM partially offset by higher retail load in at TNMP

•	Increased income tax expense due to impairments of state tax credits and a change in state tax rate (Note 13)

•	Other factors impacting results of operation for each segment are discussed under Results of Operations below

 Liquidity and Capital Resources
The Company has revolving credit facilities that provide capacities for short-term borrowing and letters of credit of $300.0 million for PNMR and $400.0 million for PNM, both of which expire in October 2018. In addition, TNMP has a $75.0 million revolving credit facility, which expires in September 2018. Total availability for PNMR on a consolidated basis was $755.9 million at October 25, 2013. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.
The Company projects that its total capital requirements, consisting of construction expenditures and dividends, will total $2,054.0 million for 2013-2017, including amounts expended through September 30, 2013. The construction expenditures include additional renewable resources anticipated to be required to meet the RPS, additional peaking resources needed to meet needs outlined in PNM's current IRP, and environmental upgrades at Four Corners. This estimate does not include any amounts related to environmental upgrades at SJGS that ultimately may be required by EPA to address regional haze or expenditures that could be required to replace capacity should environmental control at SJGS involve shutdown of one or more SJGS units (Note 10). In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements through 2017. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company's capital requirements.

RESULTS OF OPERATIONS

Segment Information

The following discussion is based on the segment methodology that PNMR's management uses for making operating decisions and assessing performance of its various business activities. See Note 2 for more information on PNMR's operating segments.

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Refer also to Disclosure Regarding Forward Looking Statements and to Part II, Item 1A. Risk Factors.

PNM

The following table summarizes the operating results for PNM:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(In millions)
Electric operating revenues	$326.0	$321.7	$4.3	$863.6	$832.2	$31.4
Cost of energy	100.2	99.2	1.0	283.7	263.0	20.7
Margin	225.8	222.5	3.3	579.9	569.2	10.7
Operating expenses	104.7	101.1	3.6	311.4	311.5	(0.1)
Depreciation and amortization	25.9	24.4	1.5	77.8	72.0	5.8
Operating income	95.2	97.0	(1.8)	190.8	185.7	5.1
Other income (deductions)	4.5	8.4	(3.9)	14.8	19.1	(4.3)
Net interest charges	(20.1)	(19.2)	(0.9)	(60.0)	(56.7)	(3.3)
Segment earnings before income taxes	79.6	86.1	(6.5)	145.6	148.2	(2.6)
Income (taxes)	(27.7)	(31.2)	3.5	(49.2)	(51.9)	2.7
Valencia non-controlling interest	(4.1)	(4.0)	(0.1)	(10.9)	(10.7)	(0.2)
Preferred stock dividend requirements	(0.1)	(0.1)	—	(0.4)	(0.4)	—
Segment earnings	$47.7	$50.8	$(3.1)	$85.1	$85.2	$(0.1)

The following table summarizes the significant changes to electric operating revenues, cost of energy, and margin:

	2012/2013 Change
	Three Months Ended September 30,			Nine Months Ended September 30,
	Electric			Electric
	Operating	Cost of		Operating	Cost of
	Revenues	Energy	Margin	Revenues	Energy	Margin
	(In millions)
Customer usage/load	$(1.3)	$—	$(1.3)	$(6.4)	$—	$(6.4)
Weather	(5.0)	—	(5.0)	(4.9)	—	(4.9)
Transmission and other	(2.5)	(0.7)	(1.8)	14.9	17.0	(2.1)
Wholesale rate increases	0.5	—	0.5	2.5	—	2.5
Energy efficiency rider	(1.4)	—	(1.4)	(1.7)	—	(1.7)
Renewable energy rider	3.8	1.6	2.2	15.0	6.3	8.7
Unregulated margin	0.9	(0.4)	1.3	3.1	(2.5)	5.6
Net unrealized economic hedges	9.3	0.5	8.8	8.9	(0.1)	9.0
Net change	$4.3	$1.0	$3.3	$31.4	$20.7	$10.7

The following table shows electric operating revenues by customer class and average number of customers:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(In millions, except customers)
Residential	$122.9	$126.1	$(3.2)	$319.8	$318.9	$0.9
Commercial	119.1	120.4	(1.3)	319.5	317.1	2.4
Industrial	21.2	22.6	(1.4)	57.7	59.9	(2.2)
Public authority	8.2	8.1	0.1	20.0	19.3	0.7
Economy service	7.8	6.8	1.0	23.9	17.7	6.2
Other retail	0.4	2.3	(1.9)	6.2	9.5	(3.3)
Transmission	10.5	10.8	(0.3)	28.5	29.3	(0.8)
Firm-requirements wholesale	10.1	10.5	(0.4)	31.0	28.8	2.2
Other sales for resale	18.2	15.8	2.4	52.0	35.4	16.6
Mark-to-market activity	7.6	(1.7)	9.3	5.0	(3.7)	8.7
	$326.0	$321.7	$4.3	$863.6	$832.2	$31.4
Average retail customers (thousands)	508.3	505.6	2.7	507.8	505.3	2.5
The following table shows GWh sales by customer class:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(Gigawatt hours)
Residential	955.8	975.7	(19.9)	2,543.0	2,573.3	(30.3)
Commercial	1,049.8	1,103.5	(53.7)	3,001.8	3,064.1	(62.3)
Industrial	272.2	300.3	(28.1)	798.8	858.4	(59.6)
Public authority	78.4	84.0	(5.6)	205.0	211.1	(6.1)
Economy service	174.9	171.3	3.6	528.6	454.6	74.0
Firm-requirements wholesale	157.6	162.0	(4.4)	484.8	485.8	(1.0)
Other sales for resale	564.2	536.9	27.3	1,592.4	1,263.4	329.0
	3,252.9	3,333.7	(80.8)	9,154.4	8,910.7	243.7

For the three and nine months ended September 30, 2013, retail sales were lower compared to 2012 reflecting a continued sluggish economy in New Mexico. In particular, the Albuquerque metropolitan area continues to lag the nation in economic recovery. In spite of the economic pressures, PNM experienced year to date growth in average retail customers of 0.5%. Weather negatively impacted revenues and margin during the three and nine months ended September 30, 2013. Cooling degree days were 10.1% and 9.8% lower for the three and nine months ended September 30, 2013 compared to the same period in 2012. PNM's weather normalized and leap-year adjusted retail sales were lower in 2013 than in 2012 by 1.9% in the first quarter, 1.4% in the second quarter, 1.2% in the third quarter, and 1.5% for the nine months ended September 30. However, total KWh sales, excluding normalization, decreased 4.4% and 2.4% for the three and nine months ended September 30, 2013 compared to 2012. Based on the current trends, retail KWh sales could be down approximately 1% for the full year 2013 compared to 2012 on a weather normalized and leap-year adjusted basis.

PNM provides economy energy services to a major customer. In spite of the increase in KWh sales to this customer for the three and nine months ended September 30, 2013 compared to 2012, there is only a minor impact in margin resulting from providing ancillary services. Other changes in revenues and cost of energy are a pass through with no impact to margin. Other sales for resale revenues and volumes increased for the three months and nine months ended September 30, 2013, primarily due to reduced off-system sales at SJGS in 2012 resulting from the fire incident at the mine providing coal to SJGS and additional energy available for off-system sales in 2013 due to the reduction in retail load. Increased off-system sales from SJGS are included in PNM's FPPAC and do not impact margin. See Note 10 for more discussion on the SJGS mine fire incident.

Higher energy imbalance volumes related to contracts that are settled through an exchange of power rather than cash combined with lower transmission revenues due to expiration of contracts resulted in a decrease in margin of $1.8 million and $2.1 million in the three and nine months ended September 30, 2013 compared to 2012. Increases in rates charged to wholesale firm-requirements customers (Note 11) increased revenue and margin by $0.5 million and $2.5 million for the three and nine months ended September 30, 2013 compared to 2012.

PNM offers several energy efficiency programs and initiatives to its retail customers regulated by the NMPRC. In addition, PNM is allowed to earn incentives on these programs, based on energy savings of the programs. PNM recovers these energy efficiency program costs and incentives via a rate rider. For the three months and nine months ended September 30, 2013, revenues and margin from the energy efficiency rider were lower by $1.4 million and $1.7 million, primarily driven by lower energy efficiency billings, which were partly offset by additional incentives earned in 2013 compared to those earned in 2012. Changes in energy efficiency revenues are offset by changes in operating expenses.

In August 2012, PNM implemented its renewable energy rider, a mechanism approved by the NMPRC, which recovers renewable energy procurement costs, including the investment in and an allowed return on the 22 MW of PNM-owned solar PV facilities constructed to meet the RPS. See Note 11. For the three months and nine months ended September 30, 2013, this rider increased revenues by $3.8 million and $15.0 million and cost of energy, reflecting the purchase of RECs, by $1.6 million and $6.3 million. These revenues include a return on investment of $0.9 million and $2.8 million for the three and nine months ended September 30, 2013 compared to $0.3 million for the three and nine months ended September 30, 2012. The remaining revenues from this rider recover renewable energy operating, depreciation, and interest expenses.

For the three months and nine months ended September 30, 2013, higher unregulated revenues of $0.9 million and $3.1 million and margin of $1.3 million and $5.6 million, primarily associated with PNM's share of PVNGS Unit 3, were due to higher market power prices on sales compared to 2012. In addition, PNM incurred an expense of $2.0 million for gas imbalance settlements in the three months ended September 30, 2012 that did not recur in 2013.

Changes in unrealized mark-to-market gains and losses are based on economic hedges in place for sales and fuel costs not covered under the FPPAC, primarily associated with PVNGS Unit 3. Unrealized gains of $7.7 million for the three months ended September 30, 2013 compared to unrealized losses of $1.1 million for the three months ended September 30, 2012, increased margin by $8.8 million. Unrealized gains of $5.9 million for the nine months ended September 30, 2013 compared to unrealized losses of $3.1 million for the nine months ended September 30, 2012, increased margin by $9.0 million. Included in the 2013 gains is $6.0 million related to contracts, which were entered into in July 2013, for the sale of energy from PVNGS Unit 3 for 2014 and 2015 at market price plus a premium.

For the three and nine months ended September 30, 2013, operating expenses increased $3.6 million and decreased $0.1 million compared to 2012. In the three months ended September 30, 2013, higher maintenance expenses at Four Corners and PNM's natural gas-fired plants increased operating expense $0.5 million and $0.2 million. In the nine months ended September 30, 2013, lower outage costs at PVNGS, SJGS, and PNM's natural gas-fired plants of $1.2 million, $0.3 million, and $1.1 million were partially offset by increased outage costs at Four Corners of $1.5 million. Lower labor, health care, pension, and retiree medical expenses reduced operating expenses by $0.5 million and $2.2 million for the three and nine months ended September 30, 2013 compared to 2012. Higher capitalized administrative and general expenses of $1.0 million and $2.0 million decreased operating expenses for the three and nine months ended September 30, 2013. Lower allocation of corporate expenses of $0.9 million due to business restructuring in 2012 reduced operating expenses for the nine months ended September 30, 2013. Improved collection experience in 2013 decreased bad debt expense by $0.4 million for the nine months ended September 30, 2013 further decreasing operating expenses. These decreases were partially offset in the three and nine months ended September 30, 2013 by higher incentive compensation expense of $0.8 million and $2.5 million and higher property, regulatory, and payroll taxes of $0.7 million and $1.8 million. In addition, during the three months ended September 30, 2013, PNM concluded that certain costs that had been deferred as regulatory assets were no longer probable of recovery and recorded a regulatory disallowance of $1.7 million increasing operating expenses compared to 2012.

For the three and nine months ended September 30, 2013, depreciation expense increased by $1.5 million and $5.8 million compared to 2012, primarily due to amortization of previously deferred costs related to the 22 MW of PNM-owned solar PV facilities, which are being recovered through a rate rider beginning in August 2012, as well as higher depreciation due to an increase in utility plant in service.

Other income (deductions) decreased $3.9 million and $4.3 million for the three and nine months September 30, 2013 compared to 2012. Lower income from investments held by the NDT decreased other income by $3.7 million and $1.9 million in the three and nine months ended September 30, 2013 compared to 2012. Lower interest income on PVNGS lessor notes of $0.6 million and $1.7 million reduced other income due to lower outstanding balances. During the three and nine months ended September 30, 2013, PNM made commitments of $0.8 million and $1.0 million to support employment and other economic activities in the "four corners" area, including the Navajo Nation, which further decreased earnings. These decreases were partially offset by higher equity AFUDC of $0.6 million and $0.2 million for the three and nine months ended September 30, 2013 compared to 2012.

For the three and nine months ended September 30, 2013, interest expense increased $0.9 million and $3.3 million compared to 2012, primarily due to the deferral in 2012 of interest costs associated with the 22 MW of PNM-owned solar PV facilities, which are now being recovered through a rate rider.

TNMP

The following table summarizes the operating results for TNMP:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(In millions)
Electric operating revenues	$73.7	$68.7	$5.0	$201.4	$187.4	$14.0
Cost of energy	14.5	11.6	2.9	41.3	34.3	7.0
Margin	59.2	57.1	2.1	160.1	153.1	7.0
Operating expenses	23.1	22.3	0.8	67.3	64.2	3.1
Depreciation and amortization	13.9	13.8	0.1	37.8	37.2	0.6
Operating income	22.3	21.0	1.3	55.0	51.7	3.3
Other income (deductions)	0.7	0.4	0.3	1.4	1.2	0.2
Net interest charges	(6.7)	(7.0)	0.3	(20.7)	(21.2)	0.5
Segment earnings before income taxes	16.3	14.3	2.0	35.7	31.7	4.0
Income (taxes)	(6.2)	(5.2)	(1.0)	(13.6)	(11.6)	(2.0)
Segment earnings	$10.1	$9.1	$1.0	$22.2	$20.1	$2.1
The following table summarizes the significant changes to total electric operating revenues, cost of energy, and margin:

	2012/2013 Change
	Three Months Ended September 30,			Nine Months Ended September 30,
	Electric			Electric
	Operating	Cost of		Operating	Cost of
	Revenues	Energy	Margin	Revenues	Energy	Margin
	(In millions)
Rate increases	$1.4	$—	$1.4	$3.4	$—	$3.4
Customer usage/load	0.5	—	0.5	1.2	—	1.2
Customer growth	0.4	—	0.4	1.2	—	1.2
Demand based customers	1.0	—	1.0	2.6	—	2.6
Weather	(0.1)	—	(0.1)	(1.4)	—	(1.4)
Recovery of third-party transmission costs	2.9	2.9	—	7.4	7.0	0.4
AMS surcharge	(0.1)	—	(0.1)	2.0	—	2.0
CTC surcharge	(1.0)	—	(1.0)	(2.8)	—	(2.8)
Other	—	—	—	0.4	—	0.4
Net change	$5.0	$2.9	$2.1	$14.0	$7.0	$7.0

The following table shows total electric operating revenues by retail tariff consumer class, including intersegment revenues, and average number of consumers:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(In millions, except consumers)
Residential	$36.4	$33.2	$3.2	$84.1	$79.9	$4.2
Commercial	24.0	22.7	1.3	69.8	65.1	4.7
Industrial	3.2	3.2	—	9.6	10.1	(0.5)
Other	10.1	9.6	0.5	37.9	32.3	5.6
	$73.7	$68.7	$5.0	$201.4	$187.4	$14.0
Average consumers (thousands) (1)	235.3	233.6	1.7	234.7	232.7	2.0

(1)
TNMP provides transmission and distribution services to REPs that provide electric service to consumers in TNMP's service territories. The number of consumers above represents the customers of these REPs. Under TECA, consumers in Texas have the ability to choose any REP to provide energy.

The following table shows GWh sales by retail tariff consumer class:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(Gigawatt hours)
Residential	963.6	930.4	33.2	2,176.2	2,173.4	2.8
Commercial	714.7	692.5	22.2	1,854.2	1,796.7	57.5
Industrial	686.1	695.4	(9.3)	1,920.3	2,025.6	(105.3)
Other	27.6	26.5	1.1	77.3	78.0	(0.7)
	2,392.0	2,344.8	47.2	6,028.0	6,073.7	(45.7)

For the three and nine months ended September 30, 2013, revenues and margin increased by $1.4 million and $3.4 million compared to 2012 due to transmission cost of service rate increases in September 2012, March 2013, and September 2013. See Note 10. TNMP experienced positive year to date average customer growth of 0.9%. Weather had only minor impacts on results for the third quarter of 2013, but milder weather in the second quarter of 2013 compared to 2012 resulted in decreased revenues and margin of $1.4 million for the nine months ended September 30, 2013. For the three and nine months ended September 30, 2013, TNMP's weather normalized and leap-year adjusted retail KWh sales are up 3.3% and 1.9%. However, total retail KWh sales, excluding normalization, increased 2.0% and decreased 0.8% for the three and nine months ended September 30, 2013 compared to 2012.

Demand based revenues and margin for the three and nine months ended September 30, 2013 increased by $1.0 million and $2.6 million compared to 2012. This primarily results from TNMP, under a PUCT approved tariff, lowering the power factor billing threshold from 700 KW to 300 KW.

The AMS surcharge decreased revenues and margin by $0.1 million for the three months and increased revenues and margins by $2.0 million for the nine months 2013 compared to 2012, which amounts are offset by changes in operating expenses and depreciation. A decrease in the CTC surcharge rate decreased revenues and margin by $1.0 million and $2.8 million for the three and nine months ended September 30, 2013 compared to 2012, which amounts are offset by decreases in depreciation and amortization expense.

Customer related expense and administrative and general expense associated with the installation of additional meters under the AMS deployment decreased operating expenses $0.7 million for the three months and increased operating expense $0.5 million for the nine months ended September 30, 2013 compared to 2012. Higher property and sales tax expense of $0.6 million and $1.2 million increased operating expenses for the three and nine months ended September 30, 2013. Higher energy efficiency program expense of $0.4 million and $1.1 million increased operating expenses for the three and nine months ended September 30, 2013 compared to 2012, which amounts are offset by increases in operating revenue under TNMP's energy efficiency cost recovery factor. Higher employee benefits expense of $0.3 million and $0.6 million and higher incentive compensation expense of $0.2 million and $0.9 million also increased operating expenses for the three and nine months ended September 30, 2013 compared to 2012.

Depreciation expense associated with the AMS deployment, which is recovered through the AMS surcharge, increased $0.4 million and $1.2 million for the three and nine months ended September 30, 2013 compared to 2012. In addition, an increase in utility plant in service increased depreciation by $0.3 million and $1.0 million for the three and nine months ended September 30, 2013 compared to 2012. These increases are offset by lower amortization of the CTC regulatory asset of $0.8 million and $2.0 million for the three and nine months ended September 30, 2013 compared to 2012.

In April 2013, TNMP exchanged $93.2 million of its 9.5% First Mortgage Bonds for an equal amount of a new series of 6.95% First Mortgage Bonds. This resulted in decreases in interest expense of $0.6 million and $1.1 million during the three and nine months ended September 30, 2013, which were partially offset by increases in interest expense on short-term debt. See Note 8.

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(In millions)
Total revenues	$—	$—	$—	$—	$—	$—
Cost of energy	—	—	—	—	—	—
Margin	—	—	—	—	—	—
Operating expenses	(3.3)	(4.8)	1.5	(10.2)	(12.7)	2.5
Depreciation and amortization	3.0	4.6	(1.6)	9.6	13.1	(3.5)
Operating income (loss)	0.3	0.2	0.1	0.6	(0.4)	1.0
Other income (deductions)	(3.5)	(0.9)	(2.6)	(7.5)	(4.9)	(2.6)
Net interest charges	(3.6)	(4.2)	0.6	(11.6)	(12.4)	0.8
Segment earnings (loss) before income taxes	(6.8)	(4.9)	(1.9)	(18.6)	(17.8)	(0.8)
Income (taxes) benefit	3.6	2.9	0.7	4.1	8.9	(4.8)
Segment earnings (loss)	$(3.2)	$(2.0)	$(1.2)	$(14.4)	$(8.9)	$(5.5)

Operating expenses for Corporate and Other are net of amounts allocated to PNM and TNMP under shared service agreements. Changes in depreciation and amortization are offset in operating expenses as a result of allocation of these costs to other business segments.
For the three and nine months ended September 30, 2013, depreciation and amortization decreased compared to 2012, primarily due to expenses of $1.5 million and $3.5 million of amortization of leasehold improvements for part of the Company's headquarters building that was abandoned and fully amortized during 2012. PNM and TNMP deferred their allocations of the accelerated amortization of leasehold improvements as regulatory assets to be recovered through rates. The related increases in operating expenses were offset by decreases in expenses for legal and consulting incurred in 2012 related to the Company's union negotiations and the restructuring of outsourcing arrangements for information technology, both of which did not recur in 2013, as well as the allocation of additional costs to PNM and TNMP in 2013, which were included in Corporate and Other in 2012.
The change in other income (deductions) during the three months and nine months ended September 30, 2013 is primarily due to losses related to premiums of $1.8 million and $3.0 million paid in 2013 for the repurchase of $14.7 million and $23.0 million principal amounts of PNMR's 9.25% Senior Unsecured Notes, Series A, due 2015. These repurchases were also primarily responsible for the decrease in net interest charges for the three and nine months ended September 30, 2013. In addition, other income (deductions) for the three and nine months ended September 30, 2012 included a pretax gain of $1.0 million resulting from the sale of First Choice recorded in September 2012. The gain on the sale of First Choice is partially offset by lower performance on other investments during the first six months of 2012 compared to 2013.

During the first six months of 2013, income (taxes) benefit for Corporate and Other included the impairment of New Mexico wind energy production tax credits of $3.9 million, after federal income tax benefit, and an expense of $1.2 million due to reductions in Corporate and Other's deferred tax assets resulting from newly-enacted legislation reducing future New Mexico corporate income tax rates. No such impairments or changes occurred in the three months ended September 30, 2013 or the nine months ended September 30, 2012. See Note 13.

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR's cash flows for the nine months ended September 30, 2013 compared to September 30, 2012 are summarized as follows:

	Nine Months Ended September 30,
	2013	2012	Change
	(In millions)
Net cash flows from:
Operating activities	$311.0	$205.0	$106.0
Investing activities	(211.4)	(188.0)	(23.4)
Financing activities	(75.1)	(26.8)	(48.3)
Net change in cash and cash equivalents	$24.5	$(9.7)	$34.2

The increase in PNMR's cash flows from operating activities relate to income tax refunds received of $95.5 million in 2013 compared to income taxes paid of $5.3 million in 2012 and $22.0 million lower contributions to the PNM and TNMP pension and other postretirement benefit plans in 2013 than in 2012. In addition, rate increases at TNMP and for two of PNM's firm-requirements wholesale customers, along with other changes in assets and liabilities resulting from normal operations increased operating cash flows. These increases were offset by refunds of $15.2 million made to customers related to the settlement of PNM's transmission rate case in 2013, $21.6 million of governmental grants received by PNM in 2012 that did not recur in 2013, and lower retail load at PNM.
The changes in PNMR's cash flows from investing activities relate primarily to an increase of $19.2 million in utility plant additions in the nine months ended September 30, 2013 compared to 2012. Utility plant additions at PNM were $20.1 million higher in the nine months ended September 30, 2013 than 2012, including increases in transmission and distribution additions of $33.9 million and renewable energy additions of $4.5 million. These increases were offset by $8.2 million lower nuclear fuel purchases, due to the acceleration of fuel deliveries in 2012 related to the financial difficulties of a supplier, and lower generation additions of $10.1 million. TNMP utility plant additions increased $7.6 million in the nine months ended September 30, 2013 compared to 2012, including increases in AMS additions of $4.4 million and other transmission and distribution additions of $3.2 million. Corporate plant additions decreased $8.5 million in the nine months ended September 30, 2013, primarily related to improvements made to the Company's corporate headquarters building in 2012. Proceeds from the sale of First Choice of $4.0 million received in 2012 included in investing activities also contributed to the change in cash flows.
The changes in cash flows from financing activities include a $77.4 million reduction in net short-term borrowings in the nine months ended September 30, 2013 compared to 2012. The decrease in short-term borrowings reflects the utilization of the tax refunds received in 2013. Cash flows from financing activities in 2013 also includes long-term borrowings of $75.0 million made at PNM, In addition, $13.0 million was paid in connection with TNMP's debt exchange and $26.0 million was paid by PNMR to repurchase $23.0 million of its outstanding 9.25% Senior Unsecured Notes, Series A, due 2015, in 2013.
Financing Activities

See Note 6 of the Notes to Consolidated Financial Statements in the 2012 Annual Reports on Form 10-K, for additional information concerning the Company's financing activities.

In December 2012, PNMR entered into the PNMR Term Loan Agreement, which must be repaid on or before December 27, 2013, borrowed $100.0 million under that agreement, and used the funds to repay $100.0 million in borrowings made under the PNMR Revolving Credit Facility. PNMR anticipates that funds to repay the PNMR Term Loan Agreement at maturity will come from entering into a new arrangement similar to the PNMR Term Loan Agreement, borrowing under the PNMR Revolving Credit Agreement, or a combination of these sources. On April 22, 2013, PNM entered into the PNM Term Loan Agreement, which must be repaid on or before October 21, 2014, borrowed $75.0 million under that agreement, and used the funds to repay $75.0 million in borrowings made under the PNM Revolving Credit Facility. At September 30, 2013, average interest rates were 1.31% for the PNMR Term Loan Agreement and 1.44% for the PNM Term Loan Agreement.

The TNMP Revolving Credit Facility is a $75.0 million facility secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds. On September 18, 2013, the TNMP Revolving Credit Facility was amended and restated extending its maturity date from December 16, 2015 to September 18, 2018.

Each of the term loans, as well as the PNMR Revolving Credit Facility, the PNM Revolving Credit Facility, and the TNMP Revolving Credit Facility, contain one financial covenant, which requires the maintenance of debt-to-capital ratios of less than or equal to 65%.  These ratios for PNMR and PNM include the present value of payments under the PVNGS and EIP leases as debt.

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

In the nine months ended September 30, 2013, PNMR purchased $23.0 million aggregate principal amount of its outstanding 9.25% Senior Unsecured Notes, Series A, due 2015, for $26.0 million plus accrued and unpaid interest.

On October 2, 2013, the NMPRC approved PNM's application to enter into a new revolving credit facility of up to $50.0 million with banks operating in New Mexico. PNM anticipates entering into a facility in late 2013.

In October 2013, the second of the two one-year extension options for the PNMR Revolving Credit Facility and the PNM Revolving Credit Facility were exercised extending the expiration of both facilities to October 31, 2018.

Capital Requirements

Total capital requirements consist of construction expenditures and cash dividend requirements for PNMR common stock and PNM preferred stock. Key activities in PNMR's current construction program include:

•	Upgrading generation resources and additional renewable energy projects

•	Expanding the electric transmission and distribution systems

•	Purchasing nuclear fuel

Projected capital requirements, including amounts expended through September 30, 2013, are:

	2013	2014-2017	Total
	(In millions)
Construction expenditures	$351.9	$1,438.2	$1,790.1
Dividends on PNMR common stock	51.0	210.3	261.3
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$403.4	$1,650.6	$2,054.0
The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include additional renewable resources anticipated to be required to meet the RPS, additional peaking resources needed to meet needs outlined in PNM's current IRP, and environmental upgrades at Four Corners of $71.9 million estimated to be expended through 2017. The construction expenditures above do not include any amounts related to environmental upgrades at SJGS that ultimately may be required by EPA to address regional haze or expenditures that could be required to replace capacity should environmental control at SJGS involve shutdown of one or more SJGS units. See Note 10 and Commitments and Contractual Obligations below. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to be able to pay dividends to PNMR. Note 5 of the Notes to Consolidated Financial Statements in the 2012 Annual Reports on Form 10-K describes regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.
During the nine months ended September 30, 2013, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements.

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
Liquidity
PNMR's liquidity arrangements include the PNMR Revolving Credit Facility and the PNM Revolving Credit Facility that both expire in October 2018 and the TNMP Revolving Credit Facility that expires in September 2018. The PNMR Revolving Credit Facility has a financing capacity of $300.0 million, the PNM Revolving Credit Facility has a financing capacity of $400.0 million, and the TNMP Revolving Credit Facility has a financing capacity of $75.0 million. The Company believes the terms and conditions of its facilities are consistent with those of other investment grade revolving credit facilities in the utility industry.
The revolving credit facilities provide short-term borrowing capacity and also allow letters of credit to be issued. Letters of credit reduce the available capacity under the facilities. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. The Company's business is seasonal with more revenues and cash flows from operations being generated in the summer months. In general, the Company relies on the credit facilities to be the initial funding source for construction expenditures. Accordingly, borrowings under the facilities may increase over time. Depending on market and other conditions, the Company will periodically sell long-term debt and use the proceeds to reduce the borrowings under the credit facilities. Borrowings under the PNMR Revolving Credit Facility ranged from zero to $71.8 million during the three months ended September 30, 2013 and from zero to $84.0 million during the nine months ended September 30, 2013. PNM had no borrowings under the PNM Revolving Credit Facility during the three months ended September 30, 2013 and borrowings ranged from zero to $130.8 million during the nine months ended September 30, 2013. Borrowings under the TNMP Revolving Credit Facility ranged from zero to $34.0 million during the three months ended September 30, 2013 and from zero to $40.0 million during the nine months ended September 30, 2013. At September 30, 2013, the average interest rate was 1.30% for the TNMP Revolving Credit Facility.
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

The credit ratings for PNMR, PNM, and TNMP were set forth under the heading Liquidity in the MD&A contained in the 2012 Annual Reports on Form 10-K. On April 5, 2013, S&P raised the corporate credit ratings and the senior debt ratings for PNMR, PNM, and TNMP, as well as the preferred stock rating for PNM. S&P retained the outlook as stable for all entities. On June 21, 2013, Moody's changed the ratings outlook for PNMR, PNM, and TNMP to positive from stable. As of October 25, 2013, ratings on the Company's securities were as follows:

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

A summary of liquidity arrangements, which do not include the PNMR Term Loan Agreement or the PNM Term Loan Agreement, as of October 25, 2013 is as follows:

	PNMR Separate	PNM Separate	TNMP Separate	PNMR Consolidated
	(In millions)
Financing capacity - revolving credit facility	$300.0	$400.0	$75.0	$775.0

Amounts outstanding as of October 25, 2013:
Revolving credit facility	—	—	7.0	7.0
Letters of credit	8.6	3.2	0.3	12.1

Total short–term debt and letters of credit	8.6	3.2	7.3	19.1

Remaining availability as of October 25, 2013	$291.4	$396.8	$67.7	$755.9
Invested cash as of October 25, 2013	$6.5	$15.7	$—	$22.2
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
Off-Balance Sheet Arrangements
PNMR's off-balance sheet arrangements include PNM's operating lease obligations for PVNGS Units 1 and 2, the EIP transmission line, and Delta. These arrangements help ensure PNM the availability of lower-cost generation needed to serve customers. See MD&A - Off-Balance Sheet Arrangements and Notes 7, 9, and 16 of the Notes to Consolidated Financial Statements in the 2012 Annual Reports on Form 10-K. See Note 4 for additional information concerning the PVNGS Leases and Delta. See Note 10 for additional information concerning the EIP transmission line.

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

	September 30, 2013	December 31, 2012
PNMR
PNMR common equity	48.6%	48.9%
Preferred stock of subsidiary	0.3%	0.3%
Long-term debt	51.1%	50.8%
Total capitalization	100.0%	100.0%

PNM
PNM common equity	49.6%	50.5%
Preferred stock	0.4%	0.5%
Long-term debt	50.0%	49.0%
Total capitalization	100.0%	100.0%

TNMP
Common equity	58.9%	59.8%
Long-term debt	41.1%	40.2%
Total capitalization	100.0%	100.0%

OTHER ISSUES FACING THE COMPANY

Climate Change Issues

Background
According to EPA, gases that trap heat in the atmosphere are called greenhouse gases. The four primary greenhouse gases are CO2, methane, nitrous oxide, and fluorinated gases, including chlorofluorocarbons such as freon. In 2012, GHG associated with PNM's interests in generating plants were approximately 6.7 million metric tons of CO2, which comprises the vast majority of PNM's GHG.  By comparison, the total GHG in the United States in 2011, the latest year for which EPA has published this data, were approximately 6.7 billion metric tons, of which approximately 5.6 billion metric tons were CO2.
PNM has several programs underway to reduce or offset its GHG from its resource portfolio, thereby reducing its exposure to climate change regulation. See Note 11. In 2011, PNM completed construction of 22 MW of utility-scale solar generation located at five sites on PNM's system throughout New Mexico. In 2013, PNM is expanding its renewable energy portfolio by constructing 21.5 MW of utility-scale solar generation that will be online by the end of the year. On July 1, 2013, PNM filed its 2014 renewable energy procurement plan with the NMPRC that requests approval for construction of an additional 23 MW of utility-scale solar generation. If the plan is approved, the proposed generation will be online by the end of 2014. Since 2003 PNM has purchased the entire output of the 204 MW New Mexico Wind Energy Center and also included in the 2014 plan is a request for approval of the purchase of the full output of the 102 MW Red Mesa Wind Center beginning in January 2015. PNM has signed a 20-year PPA for the output of a 10 MW geothermal facility to be in service in 2014. Additionally, PNM has a customer distributed solar generation program that represented almost 20 MW at the end of 2012. PNM offers its customers a comprehensive portfolio of energy efficiency and load management programs, with a 2012 budget of over $17 million, that PNM estimates saved approximately 79 GWh of electricity in 2012. Over the next 18 years, PNM projects the expanded energy efficiency and load management programs will provide the equivalent of approximately 12,185 GWh of electricity, which will avoid at least 6.1 million metric tons of CO2 based upon projected emissions from PNM's system-wide resources. These estimates are subject to change based upon the difficulty in accurately estimating avoidance because of the high uncertainty of many of the underlying variables and complex interrelationships between those variables, including changes in demand for electricity.
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
As of December 31, 2012, approximately 81.8% of PNM's owned and leased generating capacity, all of which is located within the United States, consisted of coal or gas-fired generation that produces GHG. Based on current forecasts, the Company does not expect its output of GHG from existing sources to increase significantly in the near-term. Many factors affect the amount of GHG emitted.  For example, if new natural gas-fired generation resources are added to meet increased load as anticipated in PNM's current IRP, GHG would be incrementally increased. In addition, plant performance could impact the amount of GHG emitted. If PVNGS experienced prolonged outages, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG. As described in Note 10, on February 15, 2013, PNM, NMED, and EPA agreed to pursue a strategy to address the regional haze requirements of the CAA at the coal-fired SJGS, which would include the shutdown of SJGS Units 2 and 3. The shutdown of Units 2 and 3 will result in a reduction of GHG of approximately 50 percent at SJGS. That agreement also contemplates that gas-fired generation would be built to partially replace the retired capacity. Although replacement power strategies have not been finalized, the reduction in GHG from the retirement of the coal-fired generation would be far greater than the increase in GHG from replacement with gas-fired generation. On September 5, 2013, the EIB unanimously approved a revised SIP submitted by NMED that encompassed the February 15, 2013 agreement and the revised SIP was submitted to EPA for approval on October 18, 2013. EPA action on the revised SIP is projected for late 2014.
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
Given the geographic location of its facilities and customers, PNM generally has not been exposed to the extreme weather events and other physical impacts commonly attributed to climate change, with the exception of periodic drought conditions. Climate changes are generally not expected to have material consequences in the near-term. Drought conditions in northwestern New Mexico could impact the availability of water for cooling coal-fired generating plants. Water shortage sharing agreements have been in place since 2004, although no shortage has been declared due to sufficient precipitation in the San Juan River basin. PNM also has a supplemental water contract in place with the Jicarilla Apache Nation to help address any water shortages from primary sources. The contract expires on December 31, 2016.  TNMP has operations in the Gulf Coast area of Texas, which experiences periodic hurricanes and drought conditions. In addition to potentially causing physical damage to TNMP-owned facilities, which disrupt the ability to transmit and/or distribute energy, hurricanes can temporarily reduce customers' usage and demand for energy.

EPA Regulation
In April 2007, the United States Supreme Court held that EPA has the authority to regulate GHG under the CAA.  This decision heightened the importance of this issue for the energy industry.  In December 2009, EPA released its endangerment finding stating that the atmospheric concentrations of six key greenhouse gases (CO2, methane, nitrous oxides, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride) endanger the public health and welfare of current and future generations. In May 2010, EPA released the final PSD and Title V Greenhouse Gas Tailoring Rule (the "Tailoring Rule") to address GHG from stationary sources under the CAA permitting programs. The purpose of the rule is to "tailor" the applicability of two programs, PSD and Title V operating permit programs, to avoid impacting millions of small GHG emitters. The rule focuses on the largest sources of GHG, including fossil-fueled electric generating units. This program currently covers new construction projects that emit GHG of at least 100,000 tons per year (even if PSD is not triggered for other pollutants). In addition, modifications at existing facilities that increase GHG by at least 75,000 tons per year will be subject to PSD permitting requirements, even if they do not significantly increase emissions of any other pollutant. All of PNM's fossil-fueled generating plants are potentially subject to the Tailoring Rule because of the magnitude of non-GHG, but the existing plants do not have any currently planned projects that would trigger PSD permitting for GHG. Any newly constructed fossil-fired power plant would likely be subject to the Tailoring Rule.
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
On October 15, 2013, the United States Supreme Court granted a petition for a Writ of Certiorari regarding the permitting of stationary sources that emit GHG. The Supreme Court limited the question that it will be reviewing to: "Whether EPA permissibly determined that its regulation of greenhouse gas emissions from new motor vehicles triggered permitting requirements under the Clean Air Act for stationary sources that emit greenhouse gases." Specifically, the case deals with whether EPA's determination that regulation of GHG from motor vehicles required EPA to regulate stationary sources under the PSD and Title V permitting programs. The petitioners argued that EPA's determination that it was required to regulate GHG under the PSD and Title V Programs was unlawful as it violates Congressional intent.

On March 27, 2012, EPA issued its proposed carbon pollution standards for GHG from new fossil-fueled electric generating units ("EGUs"). The proposed NSPS set a limit of 1,000 lb CO2/MWh and would cover newly constructed fossil-fueled EGUs larger than 25 MW. The proposed limit was based on the performance of natural gas combined cycle technology. Therefore, coal-fired power plants would only be able to comply with the standard by using carbon capture and sequestration technology. The proposed rule included an exemption for simple cycle EGUs. EPA accepted comment on the proposed rule through June 25, 2012 during which EPA received over 2.5 million comments on the proposed rule.

On June 25, 2013, President Obama announced the President's Climate Action Plan which outlines how his administration plans to cut GHG in the United States, prepare the country for the impacts of climate change, and lead international efforts to combat and prepare for global warming. The plan proposes actions that would lead to the reduction of GHG by 17% below 2005 levels by 2020. The President also issued a Presidential Memorandum to EPA to continue development of the GHG NSPS regulations for electric generators. The Presidential Memorandum establishes a timeline for the reproposal and issuance of an GHG NSPS for new sources and a timeline for the proposal and final rule for developing carbon pollution standards, regulations or guidelines for GHG reductions from existing sources. EPA met the President's timeline for the reproposal of the GHG NSPS for new sources by releasing the draft rule on September 20, 2013. In accordance with the Presidential Memorandum, EPA will issue a final rule in "a timely fashion thereafter." EPA is also directed to issue the proposed GHG NSPS for modified and existing EGUs by June 1, 2014 and issue the final rule by June 1, 2015. Each state then must submit a SIP that addresses how the state will comply with the new regulation no later than June 30, 2016.

The Presidential Memorandum further directs EPA to allow the use of "market-based instruments" and "other regulatory flexibilities" to ensure standards will allow for continued reliance on a range of energy sources and technologies and that they are developed and implemented in a manner that provides for reliable and affordable energy and to undertake the rulemaking through direct engagement with States, "as they will play a central role in establishing and implementing standards for existing power plants," and with utility leaders, labor leaders, non-governmental organizations, tribal officials and other stakeholders.
EPA's reproposed GHG NSPS for new sources published on September 20, 2013 apply only to new EGUs. The reproposed standard would revise requirements for new fossil-fired utility boilers, integrated gasification combined cycle units, combined and simple cycle turbines, and new sources meeting certain other criteria. New fossil fuel-fired utility boilers including coal-fired and integrated gasification combined cycle units would be required to meet an emissions limit of 1,100 pounds of CO2 per MWh on a 12-operating month rolling average basis or an alternative limit of 1,000 to 1,050 pounds of CO2 per MWh based on an 84-operating month average. New coal-fired facilities would only be able to meet the standard by using carbon capture and sequestration technology. New combined or simple cycle gas turbines would be subject to an emission limit of either 1,000 or 1,100 pounds of CO2 per MWh based on whether the rated capacity of the unit is above or below 850 million BTUs per hour. The reproposed GHG NSPS removed the blanket exemption for simple-cycle turbines and instead provided an exemption for units that sell to the transmission grid less than one-third of their potential electric output over a 3-year rolling average.
EPA regulation of GHG from large stationary sources will impact PNM's fossil-fueled EGUs. Impacts could involve investments in efficiency improvements and/or control technologies at the fossil-fueled EGUs. In setting existing source standards, EPA has historically used technology-based performance standards on emission rates. The only end-of-pipe emission control technology for coal and gas fired power plants available for GHG reduction is carbon capture and sequestration, which is not yet a commercially demonstrated technology. There are limited efficiency enhancement measures that may be available to a subset of the existing EGUs; however, such measures would provide only marginal GHG improvements. It is also possible EPA may consider a broader range of emission reduction measures, such as fuel switching, end use energy efficiency, or renewable energy deployment. Additional GHG control technologies for existing EGUs may become viable in the future. The costs of such improvements or technologies could impact the economic viability of some plants.
The ultimate impact of EPA's regulation of GHG to PNM is unknown because the regulatory requirements, including BACT implications and NSPS requirements, are in draft form or are still developing. PNM estimates that implementation of the revised SIP for BART at SJGS, which requires the installation of SNCRs on Units 1 and 4 by January 2016 or 15 months after EPA approval of a revised SIP and the retirement of SJGS Units 2 and 3 by the end of 2017, will allow PNM on a system-wide basis to meet or exceed the President's GHG reduction goal of 17% below 2005 levels by 2020 if the goal is is to be applied on a utility-by-utility basis. The reduction in CO2 emissions that will result from implementation of the revised SIP may allow PNM to meet future GHG regulations; however, until such regulations are finalized, PNM is uncertain of the requirements for compliance.
Federal Legislation
Prospects for enactment of legislation imposing a new or enhanced regulatory program to address climate change in Congress are unlikely in 2013, although there is growing interest among some policymakers in addressing climate change and there may be legislation in the future.  Instead, EPA is the primary venue for GHG regulation in the near future, especially for coal-fired units. PNM has assessed, and continues to assess, the impacts of potential climate change legislation or regulation on its business.  This assessment is preliminary, and future changes arising out of the legislative or regulatory process could impact the assessment significantly.  PNM's assessment includes assumptions regarding the specific GHG limits, the timing of implementation of these limits, the possibility of a cap and trade program including the associated costs and the availability of offsets, the development of technologies for renewable energy and to reduce emissions, and provisions for cost containment. Moreover, the assessment assumes various market reactions such as the price of coal and gas and regional plant economics.  These assumptions, at best, are preliminary and speculative. However, based upon these assumptions, the enactment of climate change legislation could, among other things, result in significant compliance costs, including large capital expenditures by PNM, and could jeopardize the economic viability of certain generating facilities. See Note 10.  In turn, these consequences could lead to increased costs to customers and affect results of operations, cash flows, and financial condition if the incurred costs are not fully recovered through regulated rates. Higher rates could also contribute to reduced demand for electricity.  PNM's assessment process is ongoing, but too preliminary and speculative at this time for the meaningful prediction of financial impact.
State and Regional Activity
Pursuant to New Mexico law, each utility must submit an IRP to the NMPRC every three years to evaluate renewable energy, energy efficiency, load management, distributed generation, and conventional supply-side resources on a consistent and comparable basis.  The IRP is required to take into consideration risk and uncertainty of fuel supply, price volatility, and costs of anticipated environmental regulations when evaluating resource options to meet supply needs of the utility's customers.  The NMPRC issued an order in June 2007, requiring that New Mexico utilities factor a standardized cost of carbon emissions into their IRPs using prices ranging between $8 and $40 per metric ton of CO2 emitted and escalating these costs by 2.5% per year.  Under the NMPRC order, each utility must analyze these standardized prices as projected operating costs.  Reflecting the developing nature of this issue, the NMPRC order states that these prices may be changed in the future to account for additional information or changed circumstances.  However, PNM is required to use these prices for purposes of its IRP, and the prices may not reflect the costs that it ultimately will incur.  PNM's IRP filed with the NMPRC on July 18, 2011 (Note 11) showed that while consideration of the NMPRC required carbon emissions costs did not significantly change the resource decisions regarding future facilities over the next 20 years, it did slightly impact the projected in-service dates of some of the identified resources.  Much higher GHG costs than assumed in the NMPRC analysis are necessary to impact future resource decisions. The primary consequence of the standardized cost of carbon emissions was an increase to generation portfolio costs.

In recent years, New Mexico adopted regulations, which have since been repealed, that would directly limit GHG from larger sources, including EGUs, through a regional GHG cap and trade program and that would cap GHG from larger sources such as electric generation units. Although these rules have been repealed, PNM cannot rule out future state legislative or regulatory initiatives to regulate GHG.
On August 2, 2012, 33 New Mexico organizations representing public health, business, environmental, consumers, Native American and other interested parties filed a petition for rulemaking with the NMPRC. The petition asked the NMPRC to issue a NOPR regarding the implementation of an Optional Clean Energy Standard for electric utilities located in New Mexico. The proposed standard would have utilities that elect to participate reduce their CO2 emissions by 3% per year. Utilities that opt into the program would be assured recovery of their reasonable compliance costs. On October 4, 2012, the NMPRC held a workshop to discuss the proposed standard and whether it has authority to proceed with the NOPR. On August 23, 2013, the petitioners amended the August 2, 2012 petition and requested that the NMPRC issue a NOPR to implement a "Carbon Risk Reduction Rule" for electric utilities in New Mexico. The proposed rule would require affected utilities to demonstrate a 3% per year CO2 emission reduction from a base year between 2005 and 2012. The proposed rule would use a credit system that provides credits for electricity production based on how much less than 1.0 metric ton of CO2 per MWh the utility emits. Credits would be retired such that 3% per year reductions are achieved from the baseline year until 2035 unless a participating utility elects to terminate the program early. Credits would not expire and could be banked. An advisory committee of interested stakeholders would monitor the program. In addition, utilities would be allowed to satisfy their obligations by funding NMPRC approved energy efficiency programs. There has been no further action on this matter at the NMPRC.

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
On November 24, 2009, FERC issued Order 729 approving two Modeling, Data, and Analysis Reliability Standards ("Reliability Standards") submitted by NERC – MOD-001-1 (Available Transmission System Capability) and MOD-029-1 (Rated System Path Methodology). Both MOD-001-1 and MOD-029-1 require a consistent approach, provided for in the Reliability Standards, to measuring the total transmission capability ("TTC") of a transmission path. The TTC level established using the two Reliability Standards could result in a reduction in the available transmission capacity currently used by PNM to deliver generation resources necessary for its jurisdictional load and for fulfilling its obligations to third-party users of the PNM transmission system.
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
In July 2011, FERC issued Order 1000 adopting new requirements for transmission planning, cost allocation, and development.  Order 1000 calls for significant changes to the transmission process of WestConnect, an organization of utility companies providing transmission of electricity in the western region that includes PNM.  On October 11, 2012, PNM and other WestConnect participants filed modified versions of Attachment K to their transmission tariffs to meet Order 1000 regional compliance requirements. Thirteen intervention motions were filed, with several objecting to and/or protesting various provisions of the filings submitted by the WestConnect participants. On December 17, 2012, the WestConnect participants filed responses to the issues raised by the intervenors. On March 22, 2013, FERC issued its order regarding PNM's and six other WestConnect FERC jurisdictional utilities compliance filings. FERC partially accepted many aspects of the filings including the governance structure that gives the transmission owners a veto authority over the regional plan and cost allocations. A major change directed by FERC is the requirement that the cost allocations be binding on identified beneficiaries and that a process be created that will result in a qualified developer being selected. WestConnect members are evaluating the order and will be required to submit revised filings. The WestConnect participants requested an extension of time to file updated compliance filings reflecting the March 22, 2013 FERC order regarding the original October 11, 2012 Attachment K submittals. On July 3, FERC issued an order granting the requests and extending the filing date to September 20, 2013. PNM and the other WestConnect FERC jurisdictional entities submitted compliance filings on September 20, 2013. On July 11, 2013 the WestConnect participants submitted an additional compliance filing to address the planning and cost allocation between WestConnect and other regions.

Financial Reform Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Reform Act"), enacted in July 2010, includes provisions that will require certain over-the-counter derivatives, or swaps, to be centrally cleared and executed through an exchange or other approved trading facility. It also includes provisions related to swap transaction reporting and recordkeeping and may impose margin requirements on swaps that are not centrally cleared. The United States Commodity Futures Trading Commission ("CFTC") has published final rules defining several key terms related to the act and has set compliance dates for various types of market participants. The Dodd-Frank Reform Act provides exemptions from certain requirements, including an exception to the mandatory clearing and swap facility execution requirements for commercial end-users that use swaps to hedge or mitigate commercial risk. PNM expects to qualify for this exception. PNM also expects to be able to comply with its requirements under the Dodd-Frank Reform Act and related rules within the time frames required by the CFTC. However, as a result of the Dodd-Frank Reform Act and related rules, PNM's swap activities could be subject to increased costs, including from higher margin requirements. In addition, implementation of, and compliance with, the swaps provisions of the Dodd-Frank Reform Act and related rules by PNM's swap counterparties could result in increased costs. At this time, PNM cannot predict the ultimate impact the Dodd-Frank Reform Act may have on PNM's financial condition, results of operations, cash flows, or liquidity.

Other Matters

On March 25, 2013, a petition was filed by IBEW Local 66 with the National Labor Relations Board seeking to certify a union at TNMP for utility workers. On April 12, 2013, a second petition was filed by IBEW Local 66 with the National Labor Relations Board seeking to certify a union at TNMP for meter technicians, who were not included in the original petition. Approximately 200 employees are covered by the petitions. Elections to determine whether the IBEW would represent the employees were held in May 2013.  The employees voted to unionize through both petitions and contract negotiations have begun. Subsequently, on June 25, 2013, a third petition was filed by IBEW Local 66 with the National Labor Relations Board seeking to include a group of three relay technicians, who were not included in the original petition. In August 2013, the relay technicians voted to unionize and contract negotiations have begun.

See Notes 10 and 11 herein and Notes 16 and 17 of the Notes to Consolidated Financial Statements in the 2012 Annual Reports on Form 10-K for a discussion of commitments and contingencies and rate and regulatory matters.

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

As of September 30, 2013, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR's, PNM's, and TNMP's 2012 Annual Reports on Forms 10-K. The policies disclosed included unbilled revenues, regulatory accounting, impairments, decommissioning costs, derivatives, pension and other postretirement benefits, accounting for contingencies, income taxes, and market risk.

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

•
Changes in price and availability of fuel and water supplies, including the ability of the mines supplying coal to PNM's coal-fired generating units and the companies involved in supplying nuclear fuel to provide adequate quantities of fuel

•
Uncertainty surrounding the status of PNM's participation in jointly-owned generation projects resulting from the scheduled expiration of the operational and fuel supply agreements for the projects, including potential restructuring and approval issues at SJGS and Four Corners necessary for operational and environmental compliance matters

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

Any material changes to risk factors occurring after the filing of PNMR's, PNM's, and TNMP's 2012 Annual Reports on Form 10-K are disclosed in Item 1A, Risk Factors, in Part II of this Form 10-Q.

For information about the risks associated with the use of derivative financial instruments, see Item 3. "Quantitative and Qualitative Disclosures About Market Risk."

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages the scope of its various forms of risk through a comprehensive set of policies and procedures with oversight by senior level management through the RMC. The Board's Finance Committee sets the risk limit parameters. The RMC has oversight over the risk control organization. The RMC is assigned responsibility for establishing and enforcing the policies, procedures and limits and evaluating the risks inherent in proposed transactions on an enterprise-wide basis. The RMC's responsibilities include:

• Establishment of policies regarding risk exposure levels and activities in each of the business segments
• Approval of the types of derivatives entered into for hedging
• Review and approval of hedging risk activities

• Establishment of policies regarding counterparty exposure and limits
• Authorization and delegation of transaction limits
• Review and approval of controls and procedures for derivative activities
• Review and approval of models and assumptions used to calculate mark-to-market and market risk exposure
• Proposing risk limits to the Board's Finance Committee for its approval
• Quarterly reporting to the Board's Audit and Finance Committees on these activities.

To the extent an open position exists, fluctuating commodity prices, interest rates, equity prices, and economic conditions can impact financial results and financial position, either favorably or unfavorably. As a result, the Company cannot predict with certainty the impact that its risk management decisions may have on its businesses, operating results, or financial position.
Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 5, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2013 and the year ended December 31, 2012, PNMR and PNM had no commodity derivative instruments designated as cash flow hedging instruments.
Commodity contracts that meet the definition of a derivative under GAAP, other than those derivatives designated as normal purchases and normal sales, are recorded at fair value on the Condensed Consolidated Balance Sheets. The following table details the changes in PNMR's net asset or liability balance sheet position for mark-to-market energy transactions:

	Nine Months Ended
	September 30,
	2013	2012
Economic Hedges	(In thousands)
Sources of fair value gain (loss):
Net fair value at beginning of period	$1,204	$(356)
Amount realized on contracts delivered during period	(306)	(3,695)
Changes in fair value	6,164	619
Net mark-to-market change recorded in earnings	5,858	(3,076)
Net change recorded as regulatory assets and liabilities	601	(42)
Net fair value at end of period	$7,663	$(3,474)
The following table provides the maturity of PNMR's net assets (liabilities) other than cash flow hedges, giving an indication of the calendar year in which these mark-to-market amounts will settle and generate (use) cash.

Fair Value of Mark-to-Market Instruments at September 30, 2013

	Settlement Dates
	2013	2014	2015	2016
	(In thousands)
Economic hedges
Prices actively quoted	$—	$—	$—	$—
Prices provided by other external sources	1,298	4,464	2,269	(368)
Prices based on models and other valuations	—	—	—	—
Total	$1,298	$4,464	$2,269	$(368)

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
PNM measures VaR for the positions in its wholesale portfolio that are not covered by a FPPAC. For the nine months ended September 30, 2013, the high, low, and average VaR amounts were $1.4 million, $0.6 million, and $1.0 million. For the year ended December 31, 2012, the high, low, and average VaR amounts were $1.4 million, $0.3 million, and $0.6 million. At September 30, 2013 and December 31, 2012, the VaR amounts for the PNM wholesale portfolio were $0.7 million and $0.5 million.
The VaR limits, which were not exceeded during the nine months ended September 30, 2013 or the year ended December 31, 2012, represent an estimate of the potential gains or losses that could be recognized on the Company's portfolios, subject to market risk, given current volatility in the market, and are not necessarily indicative of actual results that may occur, since actual future gains and losses will differ from those estimated. Actual gains and losses may differ due to actual fluctuations in market prices, operating exposures, and the timing thereof, as well as changes to the underlying portfolios during the year.

Credit Risk

The Company is exposed to credit risk from its retail and wholesale customers, as well as counterparties to derivative instruments. The Company conducts counterparty risk analysis across business segments and uses a credit management process to assess the financial conditions of counterparties.

The following table provides information related to PNMR's credit exposure by the credit worthiness (credit rating) and concentration of credit risk for counterparties to derivative transactions. All credit exposures at September 30, 2013 will mature in less than two years, except for $0.8 million that matures in the fourth quarter of 2015.

Schedule of Credit Risk Exposure
September 30, 2013

Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Credit Risk Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$12,644	2	$11,281
Non-investment grade	—	—	—
Split ratings	—
Internal ratings:
Investment grade	548	—	—
Non-investment grade	88	—	—
Total	$13,280		$11,281

(1)
The rating "Investment Grade" is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody's rating of Baa3. The category "Internal Ratings - Investment Grade" includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company's credit policy.

(2)
The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than firm-requirements wholesale customers), forward sales, and short-term sales. The exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At September 30, 2013, PNMR held no credit collateral to offset its credit exposure.

The Company provides for losses due to market and credit risk. Net credit risk for the Company's largest counterparty as of September 30, 2013 was $7.5 million.

The PVNGS lessor notes are not exposed to credit risk, since the notes are repaid as PNM makes payments on the underlying leases. Other investments have no significant counterparty credit risk.

Interest Rate Risk

The majority of the Company's long-term debt is fixed-rate debt and does not expose earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of PNMR's consolidated long-term debt instruments would increase by 3.6%, or $69.3 million, if interest rates were to decline by 50 basis points from their levels at September 30, 2013. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity. TNMP has long-term debt of $50.0 million that bears interest at a variable rate. However, TNMP has also entered into a hedging arrangement that effectively results in this debt bearing interest at a fixed rate, thereby eliminating interest rate risk. At October 25, 2013, PNMR, PNM, and TNMP had zero, zero, and $7.0 million of short term debt outstanding under their revolving credit facilities, which allow for a maximum aggregate borrowing capacity of $300.0 million for PNMR, $400.0 million for PNM, and $75.0 million for TNMP. These facilities bear interest at variable rates, which averaged 1.30% for TNMP on October 25, 2013 borrowings. At October 25, 2013, PNMR had outstanding borrowings of $100.0 million under the PNMR Term Loan Agreement and PNM had outstanding borrowings of $75.0 million under the PNM Term Loan Agreement. The term loans bear interest at variable rates, which were 1.31% for PNMR and 1.44% for PNM at October 25, 2013. The Company is exposed to interest rate risk to the extent of future increases in variable interest rates.

The investments held by PNM in the NDT and trust for post-term reclamation of the coal mines serving SJGS had an estimated fair value of $211.4 million at September 30, 2013, of which 32.3% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 50 basis points from their levels at September 30, 2013, the decrease in the fair value of the fixed-rate securities would be 3.4%, or $2.3 million.

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

Equity Market Risk

The NDT and the trust for post-term reclamation of the coal mines serving SJGS hold certain equity securities at September 30, 2013. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. At September 30, 2013, these equity securities were valued at $118.7 million. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $11.9 million.

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

Changes in internal controls

There have been no changes in each of PNMR's, PNM's, and TNMP's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, each of PNMR's, PNM's, and TNMP's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Notes 10 and 11 for information related to the following matters, for PNMR, PNM, and TNMP, incorporated in this item by reference.

Note 10

•	The Clean Air Act - Regional Haze - SJGS

•	The Clean Air Act - Regional Haze - Four Corners

•	The Clean Air Act - Four Corners BART FIP Challenge

•	The Clean Air Act - Regional Haze Challenges

•	The Clean Air Act - SJGS Operating Permit Challenge

•

•	The Clean Air Act - Citizen Suit Under the Clean Air Act

•	The Clean Air Act - Four Corners Clean Air Act Lawsuit

•	WEG v. OSM NEPA Lawsuit

•	Navajo Nation Environmental Issues

•	Endangered Species Act

•	Santa Fe Generating Station

•	Continuous Highwall Mining Royalty Rate

•	SJCC Arbitration

•	Four Corners Severance Tax Assessment

•	PVNGS Water Supply Litigation

•	San Juan River Adjudication

•	Complaint Against Southwestern Public Service Company

•	Navajo Nation Allottee Matters

•	TGP Complaint
Note 11

•	PNM - Renewable Portfolio Standard

•	PNM - Renewable Energy Rider

•	PNM - Energy Efficiency and Load Management

•	PNM - 2010 Electric Rate Case and FPPAC

•	PNM - Integrated Resource Plan

•	PNM - Emergency FFPAC

•	PNM - Applications for Approvals to Purchase Delta

•	PNM - Application for Approval of La Luz Generating Station

•	PNM - San Juan Generating Station Units 2 and 3 Retirement

•	PNM - Transmission Rate Case

•	PNM - Formula Transmission Rate Case

•	PNM - Tri-State Complaint

•	PNM - Firm-Requirements Wholesale Customers

•	TNMP - Advanced Meter System Deployment and Surcharge Request

•	TNMP - Energy Efficiency

•	TNMP - Transmission Cost of Service Rates

See also Climate Change Issues under Other Issues Facing the Company in MD&A. The third paragraphs under State and Regional Activity is incorporated in this item by reference.

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in PNMR's, PNM's, and TNMP's Annual Reports on Form 10-K for the year ended December 31, 2012.

ITEM 6. EXHIBITS

3.1	PNMR	Articles of Incorporation of PNMR, as amended to date (incorporated by reference to Exhibit 3.1 to PNMR's Current Report on Form 8-K filed November 21, 2008)

3.2	PNM	Restated Articles of Incorporation of PNM, as amended through May 31, 2002 (incorporated by reference to Exhibit 3.1.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

3.3	TNMP	Articles of Incorporation of TNMP, as amended through July 7, 2005 (incorporated by reference to Exhibit 3.1.2 to TNMP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

3.4	PNMR	Bylaws of PNMR, with all amendments to and including December 8, 2009 (incorporated by reference to Exhibit 3.1 to PNMR's Current Report on Form 8-K filed December 11, 2009)

3.5	PNM	Bylaws of PNM, with all amendments to and including May 31, 2002 (incorporated by reference to Exhibit 3.1.2 to PNM's Report on Form 10-Q for the fiscal quarter ended June 30, 2002)

3.6	TNMP	Bylaws of TNMP, with all amendments to and including June 18, 2013 (incorporated by reference to Exhibit 3.6 to TNMP's Current Report on Form 8-K filed June 20, 2013)

12.1	PNMR	Ratio of Earnings to Fixed Charges

12.2	PNM	Ratio of Earnings to Fixed Charges

12.3	TNMP	Ratio of Earnings to Fixed Charges

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNM	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	TNMP	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	PNMR, PNM, and TNMP	XBRL Instance Document

101.SCH	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Schema Document

101.CAL	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	November 1, 2013	/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Corporate Controller
(Officer duly authorized to sign this report)