Form 10-Q
period 2014-03-31
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2014-05-02
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 25, 2014, 79,653,624 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM outstanding as of April 25, 2014 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP outstanding as of April 25, 2014 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
Afton	Afton Generating Station
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, which is the operator and a co-owner of PVNGS and Four Corners
BACT	Best Available Control Technology
BART	Best Available Retrofit Technology
BHP	BHP Billiton, Ltd, the parent of SJCC
Board	Board of Directors of PNMR
BTU	British Thermal Unit
CAA	Clean Air Act
CCB	Coal Combustion Byproducts
CCN	Certificate of Convenience and Necessity
CO2	Carbon Dioxide
CTC	Competition Transition Charge
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
Delta	Delta-Person Generating Station
DOE	United States Department of Energy
DOI	United States Department of Interior
EGU	Electric Generating Unit
EIB	New Mexico Environmental Improvement Board
EIP	Eastern Interconnection Project
EIS	Environmental Impact Statement
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESA	Endangered Species Act
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
Four Corners	Four Corners Power Plant
FPPAC	Fuel and Purchased Power Adjustment Clause
GAAP	Generally Accepted Accounting Principles in the United States of America
Gallup	City of Gallup, New Mexico
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
IBEW	International Brotherhood of Electrical Workers
IRP	Integrated Resource Plan
KW	Kilowatt
KWh	Kilowatt Hour
Lightning Dock Geothermal	Lightning Dock geothermal power facility, also known as the Dale Burgett Geothermal Plant
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MMBTU	Million BTUs
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, Navajo Nation Safe Drinking Water Act, and Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
NEC	Navopache Electric Cooperative, Inc.
NERC	North American Electric Reliability Council
New Mexico Wind	New Mexico Wind Energy Center
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NMED	New Mexico Environment Department
NMPRC	New Mexico Public Regulation Commission
NOx	Nitrogen Oxides
NOPR	Notice of Proposed Rulemaking
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
OCI	Other Comprehensive Income
OPEB	Other Post Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
PNM	Public Service Company of New Mexico and Subsidiaries
PNM 2014 Term Loan Agreement	PNM’s $175.0 Million Unsecured Term Loan Facility
PNM New Mexico Credit Facility	PNM’s $50.0 Million Unsecured Revolving Credit Facility
PNM Revolving Credit Facility	PNM’s $400.0 Million Unsecured Revolving Credit Facility
PNM Term Loan Agreement	PNM’s $75.0 Million Unsecured Term Loan Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR Development	PNMR Development and Management Corporation
PNMR Revolving Credit Facility	PNMR’s $300.0 Million Unsecured Revolving Credit Facility
PNMR Term Loan Agreement	PNMR’s $100.0 Million Unsecured Term Loan Facility
PPA	Power Purchase Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
RCRA	Resource Conservation and Recovery Act
RCT	Reasonable Cost Threshold
REA	New Mexico’s Renewable Energy Act of 2004
REC	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
RMC	Risk Management Committee
RPS	Renewable Energy Portfolio Standard
SCR	Selective Catalytic Reduction
SEC	United States Securities and Exchange Commission

SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SJPPA	San Juan Project Participation Agreement
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
SPS	Southwestern Public Service Company
S&P	Standard and Poor’s Ratings Services
TECA	Texas Electric Choice Act
Tenth Circuit	United States Court of Appeals for the Tenth Circuit
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP Revolving Credit Facility	TNMP’s $75.0 Million Revolving Credit Facility
Valencia	Valencia Energy Facility
VaR	Value at Risk
WACC	Weighted Average Cost of Capital
WEG	WildEarth Guardians

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share amounts)
Electric Operating Revenues	$328,897	$317,665
Operating Expenses:
Cost of energy	112,614	104,706
Administrative and general	43,859	44,691
Energy production costs	47,288	43,573
Depreciation and amortization	41,965	40,807
Transmission and distribution costs	16,906	16,295
Taxes other than income taxes	17,512	16,889
Total operating expenses	280,144	266,961
Operating income	48,753	50,704
Other Income and Deductions:
Interest income	2,117	2,634
Gains on available-for-sale securities	2,573	1,530
Other income	1,574	1,710
Other (deductions)	(2,931)	(3,350)
Net other income and deductions	3,333	2,524
Interest Charges	29,535	31,297
Earnings before Income Taxes	22,551	21,931
Income Taxes	6,420	7,969
Net Earnings	16,131	13,962
(Earnings) Attributable to Valencia Non-controlling Interest	(3,531)	(3,204)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)
Net Earnings Attributable to PNMR	$12,468	$10,626
Net Earnings Attributable to PNMR per Common Share:
Basic	$0.16	$0.13
Diluted	$0.16	$0.13
Dividends Declared per Common Share	$0.185	$0.165

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net Earnings	$16,131	$13,962
Other Comprehensive Income:
Unrealized Gain on Available-for-Sale Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(1,332) and $(3,111)	2,047	4,747
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $1,283 and $529	(1,972)	(807)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience (gain) loss recognized as net periodic benefit cost, net of income tax expense (benefit) of $(508) and $(631)	780	960
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $53 and $(4)	(100)	8
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $(19) and $(17)	36	31
Total Other Comprehensive Income	791	4,939
Comprehensive Income	16,922	18,901
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,531)	(3,204)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)
Comprehensive Income Attributable to PNMR	$13,259	$15,565

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$16,131	$13,962
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	51,949	51,818
Deferred income tax expense	6,276	7,795
Net unrealized (gains) losses on commodity derivatives	2,761	4,902
Realized (gains) on available-for-sale securities	(2,573)	(1,530)
Stock based compensation expense	2,131	1,903
Other, net	1,005	(351)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	17,207	4,062
Materials, supplies, and fuel stock	5,894	944
Other current assets	8,344	2,335
Other assets	6,386	8,774
Accounts payable	(34,373)	(17,895)
Accrued interest and taxes	25,813	25,430
Other current liabilities	(30,359)	(38,761)
Other liabilities	(199)	(64,763)
Net cash flows from operating activities	76,393	(1,375)

Cash Flows From Investing Activities:
Additions to utility and non-utility plant	(83,838)	(73,584)
Proceeds from sales of available-for-sale securities	22,804	14,284
Purchases of available-for-sale securities	(23,612)	(15,128)
Return of principal on PVNGS lessor notes	10,231	10,965
Other, net	13	1,247
Net cash flows from investing activities	(74,402)	(62,216)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(49,200)	84,600
Long-term borrowings	175,000	—
Repayment of long-term debt	(75,000)	—
Proceeds from stock option exercise	3,258	2,293
Awards of common stock	(11,639)	(9,651)
Dividends paid	(14,868)	(11,683)
Valencia’s transactions with its owner	(4,369)	(5,260)
Other, net	(539)	(584)
Net cash flows from financing activities	22,643	59,715

Change in Cash and Cash Equivalents	24,634	(3,876)
Cash and Cash Equivalents at Beginning of Period	2,533	8,985
Cash and Cash Equivalents at End of Period	$27,167	$5,109

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$4,718	$4,817
Income taxes paid (refunded), net	$(1,419)	$(603)

Supplemental schedule of noncash investing activities:
Changes in accrued plant additions	$(13,095)	$(3,847)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$27,167	$2,533
Accounts receivable, net of allowance for uncollectible accounts of $1,423 and $1,423	81,611	90,251
Unbilled revenues	49,408	58,806
Other receivables	41,476	53,909
Materials, supplies, and fuel stock	61,329	67,223
Regulatory assets	27,163	24,416
Commodity derivative instruments	4,003	4,064
Income taxes receivable	5,503	7,066
Current portion of accumulated deferred income taxes	58,681	58,681
Other current assets	44,689	34,590
Total current assets	401,030	401,539
Other Property and Investments:
Investment in PVNGS lessor notes	17,757	32,200
Available-for-sale securities	230,250	226,855
Other investments	1,813	1,835
Non-utility property, net of accumulated depreciation of $62 and $61	4,352	4,353
Total other property and investments	254,172	265,243
Utility Plant:
Plant in service and plant held for future use	5,602,590	5,563,061
Less accumulated depreciation and amortization	1,866,635	1,838,832
	3,735,955	3,724,229
Construction work in progress	147,870	132,080
Nuclear fuel, net of accumulated amortization of $54,338 and $47,347	78,778	77,602
Net utility plant	3,962,603	3,933,911
Deferred Charges and Other Assets:
Regulatory assets	513,727	523,955
Goodwill	278,297	278,297
Commodity derivative instruments	2,474	3,002
Other deferred charges	94,723	94,263
Total deferred charges and other assets	889,221	899,517
	$5,507,026	$5,500,210

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$100,000	$149,200
Current installments of long-term debt	—	75,000
Accounts payable	62,198	109,666
Customer deposits	13,065	13,456
Accrued interest and taxes	73,978	49,600
Regulatory liabilities	353	1,081
Commodity derivative instruments	5,446	2,699
Dividends declared	14,864	14,864
Other current liabilities	42,184	77,105
Total current liabilities	312,088	492,671
Long-term Debt	1,845,338	1,670,420
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	833,240	801,408
Accumulated deferred investment tax credits	25,314	25,855
Regulatory liabilities	463,106	460,649
Asset retirement obligations	98,076	96,135
Accrued pension liability and postretirement benefit cost	75,745	80,046
Commodity derivative instruments	907	1,094
Other deferred credits	99,671	109,805
Total deferred credits and other liabilities	1,596,059	1,574,992
Total liabilities	3,753,485	3,738,083
Commitments and Contingencies (See Note 11)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders’ equity:
Common stock outstanding (no par value; 120,000,000 shares authorized; issued and outstanding 79,653,624 shares)	1,172,098	1,178,369
Accumulated other comprehensive income (loss), net of income taxes	(57,349)	(58,140)
Retained earnings	551,072	553,340
Total PNMR common stockholders’ equity	1,665,821	1,673,569
Non-controlling interest in Valencia	76,191	77,029
Total equity	1,742,012	1,750,598
	$5,507,026	$5,500,210

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNMR				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total PNMR Common Stockholder’s Equity		Total Equity
	(In thousands)
Balance at December 31, 2013	$1,178,369	$(58,140)	$553,340	$1,673,569	$77,029	$1,750,598
Proceeds from stock option exercise	3,258	—	—	3,258	—	3,258
Awards of common stock	(11,639)	—	—	(11,639)	—	(11,639)
Excess tax (shortfall) from stock-based payment arrangements	(21)	—	—	(21)	—	(21)
Stock based compensation expense	2,131	—	—	2,131	—	2,131
Valencia’s transactions with its owner	—	—	—	—	(4,369)	(4,369)
Net earnings before subsidiary preferred stock dividends	—	—	12,600	12,600	3,531	16,131
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Total other comprehensive income	—	791	—	791	—	791
Dividends declared on common stock	—	—	(14,736)	(14,736)	—	(14,736)
Balance at March 31, 2014	$1,172,098	$(57,349)	$551,072	$1,665,821	$76,191	$1,742,012

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Electric Operating Revenues	$262,736	$257,894
Operating Expenses:
Cost of energy	96,626	91,660
Administrative and general	38,609	38,758
Energy production costs	47,288	43,566
Depreciation and amortization	27,082	25,834
Transmission and distribution costs	11,327	10,603
Taxes other than income taxes	10,500	10,234
Total operating expenses	231,432	220,655
Operating income	31,304	37,239
Other Income and Deductions:
Interest income	2,128	2,673
Gains on available-for-sale securities	2,573	1,530
Other income	1,113	1,314
Other (deductions)	(2,018)	(1,437)
Net other income and deductions	3,796	4,080
Interest Charges	19,812	19,957
Earnings before Income Taxes	15,288	21,362
Income Taxes	4,083	6,589
Net Earnings	11,205	14,773
(Earnings) Attributable to Valencia Non-controlling Interest	(3,531)	(3,204)
Net Earnings Attributable to PNM	7,674	11,569
Preferred Stock Dividends Requirements	(132)	(132)
Net Earnings Available for PNM Common Stock	$7,542	$11,437

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net Earnings	$11,205	$14,773
Other Comprehensive Income:
Unrealized Gain on Available-for-Sale Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(1,332) and $(3,111)	2,047	4,747
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $1,283 and $529	(1,972)	(807)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience (gain) loss recognized as net periodic benefit cost, net of income tax expense (benefit) of $(508) and $(631)	780	960
Total Other Comprehensive Income	855	4,900
Comprehensive Income	12,060	19,673
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,531)	(3,204)
Comprehensive Income Attributable to PNM	$8,529	$16,469

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$11,205	$14,773
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	35,950	34,655
Deferred income tax expense	4,185	6,685
Net unrealized (gains) losses on commodity derivatives	2,761	4,902
Realized (gains) on available-for-sale securities	(2,573)	(1,530)
Other, net	1,042	(346)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	15,018	5,467
Materials, supplies, and fuel stock	5,974	879
Other current assets	6,809	(84)
Other assets	6,042	8,772
Accounts payable	(31,847)	(18,857)
Accrued interest and taxes	22,362	20,932
Other current liabilities	(29,609)	(44,068)
Other liabilities	(806)	(64,893)
Net cash flows from operating activities	46,513	(32,713)

Cash Flows From Investing Activities:
Utility plant additions	(51,594)	(44,389)
Proceeds from sales of available-for-sale securities	22,804	14,284
Purchases of available-for-sale securities	(23,612)	(15,128)
Return of principal on PVNGS lessor notes	10,231	10,965
Other, net	(1)	1,220
Net cash flows from investing activities	(42,172)	(33,048)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(49,200)	67,800
Short-term borrowings (repayments), affiliate, net	(32,500)	—
Long-term borrowings	175,000	—
Repayment of long-term debt	(75,000)	—
Valencia’s transactions with its owner	(4,369)	(5,260)
Dividends paid	(132)	(132)
Other, net	(409)	(584)
Net cash flows from financing activities	13,390	61,824

Change in Cash and Cash Equivalents	17,731	(3,937)
Cash and Cash Equivalents at Beginning of Period	21	3,958
Cash and Cash Equivalents at End of Period	$17,752	$21

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$4,222	$4,304
Income taxes paid (refunded), net	$(215)	$—

Supplemental schedule of noncash investing activities:
Changes in accrued plant additions	$(8,133)	$1,128

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$17,752	$21
Accounts receivable, net of allowance for uncollectible accounts of $1,423 and $1,423	61,394	70,126
Unbilled revenues	41,874	48,992
Other receivables	40,788	52,964
Affiliate receivables	9,646	10,054
Materials, supplies, and fuel stock	58,546	64,520
Regulatory assets	23,016	19,394
Commodity derivative instruments	4,003	4,064
Income taxes receivable	3,917	4,030
Current portion of accumulated deferred income taxes	43,827	43,827
Other current assets	40,498	30,510
Total current assets	345,261	348,502
Other Property and Investments:
Investment in PVNGS lessor notes	17,757	32,200
Available-for-sale securities	230,250	226,855
Other investments	436	445
Non-utility property	976	976
Total other property and investments	249,419	260,476
Utility Plant:
Plant in service and plant held for future use	4,339,081	4,314,016
Less accumulated depreciation and amortization	1,420,194	1,402,531
	2,918,887	2,911,485
Construction work in progress	112,093	107,344
Nuclear fuel, net of accumulated amortization of $54,338 and $47,347	78,778	77,602
Net utility plant	3,109,758	3,096,431
Deferred Charges and Other Assets:
Regulatory assets	377,334	384,217
Goodwill	51,632	51,632
Commodity derivative instruments	2,474	3,002
Other deferred charges	83,757	83,356
Total deferred charges and other assets	515,197	522,207
	$4,219,635	$4,227,616

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$—	$49,200
Short-term debt - affiliate	—	32,500
Current installments of long-term debt	—	75,000
Accounts payable	44,663	84,643
Affiliate payables	12,315	20,498
Customer deposits	13,065	13,456
Accrued interest and taxes	50,096	27,665
Regulatory liabilities	353	1,081
Commodity derivative instruments	5,446	2,699
Dividends declared	132	132
Other current liabilities	30,070	50,392
Total current liabilities	156,140	357,266
Long-term Debt	1,390,627	1,215,618
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	672,136	651,239
Accumulated deferred investment tax credits	25,314	25,855
Regulatory liabilities	415,537	414,611
Asset retirement obligations	97,147	95,225
Accrued pension liability and postretirement benefit cost	72,654	76,611
Commodity derivative instruments	907	1,094
Other deferred credits	82,857	91,340
Total deferred credits and liabilities	1,366,552	1,355,975
Total liabilities	2,913,319	2,928,859
Commitments and Contingencies (See Note 11)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock outstanding (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,061,776	1,061,776
Accumulated other comprehensive income (loss), net of income taxes	(57,022)	(57,877)
Retained earnings	213,842	206,300
Total PNM common stockholder’s equity	1,218,596	1,210,199
Non-controlling interest in Valencia	76,191	77,029
Total equity	1,294,787	1,287,228
	$4,219,635	$4,227,616

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at December 31, 2013	$1,061,776	$(57,877)	$206,300	$1,210,199	$77,029	$1,287,228
Valencia’s transactions with its owner	—	—	—	—	(4,369)	(4,369)
Net earnings	—	—	7,674	7,674	3,531	11,205
Total other comprehensive income	—	855	—	855	—	855
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Balance at March 31, 2014	$1,061,776	$(57,022)	$213,842	$1,218,596	$76,191	$1,294,787

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Electric Operating Revenues	$66,161	$59,771
Operating Expenses:
Cost of energy	15,988	13,046
Administrative and general	9,840	11,119
Depreciation and amortization	11,842	11,681
Transmission and distribution costs	5,579	5,692
Taxes other than income taxes	5,650	5,179
Total operating expenses	48,899	46,717
Operating income	17,262	13,054
Other Income and Deductions:
Other income	420	337
Other (deductions)	(231)	(129)
Net other income and deductions	189	208
Interest Charges	6,598	7,246
Earnings before Income Taxes	10,853	6,016
Income Taxes	4,050	2,290
Net Earnings	$6,803	$3,726

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net Earnings	$6,803	$3,726
Other Comprehensive Income (Loss):
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $53 and $(4)	(100)	8
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $(19) and $(17)	36	31
Total Other Comprehensive Income (Loss)	(64)	39
Comprehensive Income	$6,739	$3,765

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$6,803	$3,726
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	12,851	12,686
Deferred income tax expense	3,665	2,448
Other, net	(36)	—
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	2,189	(1,405)
Materials and supplies	(81)	65
Other current assets	2,446	218
Other assets	302	(58)
Accounts payable	(2,551)	4,130
Accrued interest and taxes	335	686
Other current liabilities	(1,768)	(1,278)
Other liabilities	1,465	1,076
Net cash flows from operating activities	25,620	22,294
Cash Flows From Investing Activities:
Utility plant additions	(27,420)	(24,594)
Net cash flows from investing activities	(27,420)	(24,594)
Cash Flow From Financing Activities:
Short-term borrowings (repayments), net	—	25,000
Short-term borrowings (repayments) – affiliate, net	1,800	(22,700)
Net cash flows from financing activities	1,800	2,300

Change in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	1	1
Cash and Cash Equivalents at End of Period	$1	$1

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$73	$171
Income taxes paid, net	$(1,204)	$(604)

Supplemental schedule of noncash investing activities:
Changes in accrued plant additions	$(1,109)	$(932)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1	$1
Accounts receivable	20,217	20,125
Unbilled revenues	7,534	9,814
Other receivables	1,057	1,246
Materials and supplies	2,783	2,703
Regulatory assets	4,147	5,022
Current portion of accumulated deferred income taxes	6,501	6,501
Other current assets	752	980
Total current assets	42,992	46,392
Other Property and Investments:
Other investments	245	245
Non-utility property	2,240	2,240
Total other property and investments	2,485	2,485
Utility Plant:
Plant in service and plant held for future use	1,081,881	1,074,193
Less accumulated depreciation and amortization	359,205	352,105
	722,676	722,088
Construction work in progress	33,377	16,790
Net utility plant	756,053	738,878
Deferred Charges and Other Assets:
Regulatory assets	136,393	139,738
Goodwill	226,665	226,665
Other deferred charges	8,440	8,273
Total deferred charges and other assets	371,498	374,676
	$1,173,028	$1,162,431

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt – affiliate	$31,200	$29,400
Accounts payable	8,878	12,543
Affiliate payables	2,209	3,181
Accrued interest and taxes	24,113	23,778
Other current liabilities	9,380	8,999
Total current liabilities	75,780	77,901
Long-term Debt	335,944	336,036
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	193,887	190,197
Regulatory liabilities	47,569	46,038
Asset retirement obligations	798	782
Accrued pension liability and postretirement benefit cost	3,091	3,435
Other deferred credits	6,289	5,111
Total deferred credits and other liabilities	251,634	245,563
Total liabilities	663,358	659,500
Commitments and Contingencies (See Note 11)
Common Stockholder’s Equity:
Common stock outstanding ($10 par value; 12,000,000 shares authorized;
issued and outstanding 6,358 shares)	64	64
Paid-in-capital	404,166	404,166
Accumulated other comprehensive income (loss), net of income taxes	(327)	(263)
Retained earnings	105,767	98,964
Total common stockholder’s equity	509,670	502,931
	$1,173,028	$1,162,431

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	AOCI	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at December 31, 2013	$64	$404,166	$(263)	$98,964	$502,931
Net earnings	—	—	—	6,803	6,803
Total other comprehensive income (loss)	—	—	(64)	—	(64)
Balance at March 31, 2014	$64	$404,166	$(327)	$105,767	$509,670

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at March 31, 2014 and December 31, 2013, and the consolidated results of operations, comprehensive income, and cash flows for the three months ended March 31, 2014 and 2013. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

The Notes to Condensed Consolidated Financial Statements include disclosures for PNMR, PNM, and TNMP. This report uses the term “Company” when discussing matters of common applicability to PNMR, PNM, and TNMP. Discussions regarding only PNMR, PNM, or TNMP are so indicated. Certain amounts in the 2013 Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2014 financial statement presentation.

These Condensed Consolidated Financial Statements are unaudited. Certain information and note disclosures normally included in the annual Consolidated Financial Statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these financial statements should refer to PNMR’s, PNM’s, and TNMP’s audited Consolidated Financial Statements and Notes thereto that are included in their respective 2013 Annual Reports on Form 10-K.

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

Principles of Consolidation
The Condensed Consolidated Financial Statements of each of PNMR, PNM, and TNMP include their accounts and those of subsidiaries in which that entity owns a majority voting interest. PNM also consolidates the PVNGS Capital Trust and Valencia. PNM owns undivided interests in several jointly-owned power plants and records its pro-rata share of the assets, liabilities, and expenses for those plants. The agreements for the jointly-owned plants provide that if an owner were to default on its payment obligations, the non-defaulting owners would be responsible for their proportionate share of the obligations of the defaulting owner. In exchange, the non-defaulting owners would be entitled to their proportionate share of the generating capacity of the defaulting owner. There have been no such payment defaults under any of the agreements for the jointly-owned plants.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)	Earnings Per Share

In accordance with GAAP, dual presentation of basic and diluted earnings per share is presented in the Condensed Consolidated Statements of Earnings of PNMR. Information regarding the computation of earnings per share is as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands, except per share amounts)
Net Earnings Attributable to PNMR	$12,468	$10,626
Average Number of Common Shares:
Outstanding during period	79,654	79,654
Vested awards of restricted stock	182	211
Average Shares - Basic	79,836	79,865
Dilutive Effect of Common Stock Equivalents (1):
Stock options and restricted stock	551	715
Average Shares - Diluted	80,387	80,580
Net Earnings Per Share of Common Stock:
Basic	$0.16	$0.13
Diluted	$0.16	$0.13

(1)	Excludes the effect of out-of-the-money options for 486,016 shares of common stock at March 31, 2014.

(3)	Segment Information

The following segment presentation is based on the methodology that management uses for making operating decisions and assessing performance of its various business activities. A reconciliation of the segment presentation to the GAAP financial statements is provided.

PNM
PNM includes the retail electric utility operations of PNM that are subject to traditional rate regulation by the NMPRC. PNM provides integrated electricity services that include the generation, transmission, and distribution of electricity for retail electric customers in New Mexico. PNM also provides generation service to firm-requirements wholesale customers and sells electricity into the wholesale market, as well as providing transmission services to third parties. The sale of electricity into the wholesale market includes the optimization of PNM’s jurisdictional capacity, as well as the capacity from PVNGS Unit 3, which is not included in retail rates. FERC has jurisdiction over wholesale and transmission rates.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR SEGMENT INFORMATION

	PNM	TNMP	Corporate and Other	Consolidated
Three Months Ended March 31, 2014	(In thousands)
Electric operating revenues	$262,736	$66,161	$—	$328,897
Cost of energy	96,626	15,988	—	112,614
Margin	166,110	50,173	—	216,283
Other operating expenses	107,724	21,069	(3,228)	125,565
Depreciation and amortization	27,082	11,842	3,041	41,965
Operating income	31,304	17,262	187	48,753
Interest income	2,128	—	(11)	2,117
Other income (deductions)	1,668	189	(641)	1,216
Net interest charges	(19,812)	(6,598)	(3,125)	(29,535)
Segment earnings (loss) before income taxes	15,288	10,853	(3,590)	22,551
Income taxes (benefit)	4,083	4,050	(1,713)	6,420
Segment earnings (loss)	11,205	6,803	(1,877)	16,131
Valencia non-controlling interest	(3,531)	—	—	(3,531)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$7,542	$6,803	$(1,877)	$12,468

At March 31, 2014:
Total Assets	$4,219,635	$1,173,028	$114,363	$5,507,026
Goodwill	$51,632	$226,665	$—	$278,297

	PNM	TNMP	Corporate and Other	Consolidated
Three Months Ended March 31, 2013	(In thousands)
Electric operating revenues	$257,894	$59,771	$—	$317,665
Cost of energy	91,660	13,046	—	104,706
Margin	166,234	46,725	—	212,959
Other operating expenses	103,161	21,990	(3,703)	121,448
Depreciation and amortization	25,834	11,681	3,292	40,807
Operating income	37,239	13,054	411	50,704
Interest income	2,673	—	(39)	2,634
Other income (deductions)	1,407	208	(1,725)	(110)
Net interest charges	(19,957)	(7,246)	(4,094)	(31,297)
Segment earnings (loss) before income taxes	21,362	6,016	(5,447)	21,931
Income taxes (benefit)	6,589	2,290	(910)	7,969
Segment earnings (loss)	14,773	3,726	(4,537)	13,962
Valencia non-controlling interest	(3,204)	—	—	(3,204)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$11,437	$3,726	$(4,537)	$10,626

At March 31, 2013:
Total Assets	$4,155,257	$1,098,942	$116,561	$5,370,760
Goodwill	$51,632	$226,665	$—	$278,297

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)	Accumulated Other Comprehensive Income (Loss)

Information regarding accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013 is as follows:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized		Fair Value
	Gain on	Pension	Adjustment
	Available-for-	Liability	for Cash Flow
	Sale Securities	Adjustment	Hedges	Total
	(In thousands)
PNMR
Balance at December 31, 2013	$25,748	$(83,625)	$(263)	$(58,140)
Amounts reclassified from AOCI (pre-tax)	(3,255)	1,288	55	(1,912)
Income tax impact of amounts reclassified	1,283	(508)	(19)	756
Other OCI changes (pre-tax)	3,379	—	(153)	3,226
Income tax impact of other OCI changes	(1,332)	—	53	(1,279)
Net change after income taxes	75	780	(64)	791
Balance at March 31, 2014	$25,823	$(82,845)	$(327)	$(57,349)

PNM
Balance at December 31, 2013	$25,748	$(83,625)	$—	$(57,877)
Amounts reclassified from AOCI (pre-tax)	(3,255)	1,288	—	(1,967)
Income tax impact of amounts reclassified	1,283	(508)	—	775
Other OCI changes (pre-tax)	3,379	—	—	3,379
Income tax impact of other OCI changes	(1,332)	—	—	(1,332)
Net change after income taxes	75	780	—	855
Balance at March 31, 2014	$25,823	$(82,845)	$—	$(57,022)

TNMP
Balance at December 31, 2013	$—	$—	$(263)	$(263)
Amounts reclassified from AOCI (pre-tax)	—	—	55	55
Income tax impact of amounts reclassified	—	—	(19)	(19)
Other OCI changes (pre-tax)	—	—	(153)	(153)
Income tax impact of other OCI changes	—	—	53	53
Net change after income taxes	—	—	(64)	(64)
Balance at March 31, 2014	$—	$—	$(327)	$(327)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Accumulated Other Comprehensive Income (Loss)
	Unrealized		Fair Value
	Gain on	Pension	Adjustment
	Available-for-	Liability	for Cash Flow
	Sale Securities	Adjustment	Hedges	Total
	(In thousands)
PNMR
Balance at December 31, 2012	$16,406	$(97,820)	$(216)	$(81,630)
Amounts reclassified from AOCI (pre-tax)	(1,336)	1,591	48	303
Income tax impact of amounts reclassified	529	(631)	(17)	(119)
Other OCI changes (pre-tax)	7,858	—	12	7,870
Income tax impact of other OCI changes	(3,111)	—	(4)	(3,115)
Net change after income taxes	3,940	960	39	4,939
Balance at March 31, 2013	$20,346	$(96,860)	$(177)	$(76,691)

PNM
Balance at December 31, 2012	$16,406	$(97,820)	$—	$(81,414)
Amounts reclassified from AOCI (pre-tax)	(1,336)	1,591	—	255
Income tax impact of amounts reclassified	529	(631)	—	(102)
Other OCI changes (pre-tax)	7,858	—	—	7,858
Income tax impact of other OCI changes	(3,111)	—	—	(3,111)
Net change after income taxes	3,940	960	—	4,900
Balance at March 31, 2013	$20,346	$(96,860)	$—	$(76,514)

TNMP
Balance at December 31, 2012	$—	$—	$(216)	$(216)
Amounts reclassified from AOCI (pre-tax)	—	—	48	48
Income tax impact of amounts reclassified	—	—	(17)	(17)
Other OCI changes (pre-tax)	—	—	12	12
Income tax impact of other OCI changes	—	—	(4)	(4)
Net change after income taxes	—	—	39	39
Balance at March 31, 2013	$—	$—	$(177)	$(177)

Pre-tax amounts reclassified from AOCI related to “Unrealized Gain on Available-for-Sale Securities” are included in “Gains on available-for-sale securities” in the Condensed Consolidated Statements of Earnings. Pre-tax amounts reclassified from AOCI related to “Pension Liability Adjustment” are reclassified to “Operating Expenses - Administrative and general” in the Condensed Consolidated Statements of Earnings. For the three months ended March 31, 2014 and 2013, approximately 23.2% and 15.0% of the amount reclassified was capitalized into construction work in process and approximately 2.7% and 2.5% was capitalized into other accounts. Pre-tax amounts reclassified from AOCI related to “Fair Value Adjustment for Cash Flow Hedges” are reclassified to “Interest Charges” in the Condensed Consolidated Statements of Earnings. An insignificant amount was capitalized as AFUDC. The income tax impacts of all amounts reclassified from AOCI are included in “Income Taxes” in the Condensed Consolidated Statements of Earnings.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)	Variable Interest Entities

GAAP determines how an enterprise evaluates and accounts for its involvement with variable interest entities, focusing primarily on whether the enterprise has the power to direct the activities that most significantly impact the economic performance of a variable interest entity. GAAP also requires continual reassessment of the primary beneficiary of a variable interest entity. Additional information concerning PNM’s variable interest entities is contained in Note 9 of the Notes to Consolidated Financial Statements in the 2013 Annual Reports on Form 10-K.

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 158 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third-party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operations and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the three months ended March 31, 2014 and 2013, PNM paid $4.8 million and $4.7 million for fixed charges and $0.2 million and $0.1 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy obligations of Valencia and creditors of Valencia do not have any recourse against PNM’s assets. PNM has concluded that the third party entity that owns Valencia is a variable interest entity and that PNM is the primary beneficiary of the entity under GAAP since PNM has the power to direct the activities that most significantly impact the economic performance of Valencia and will absorb the majority of the variability in the cash flows of the plant. As the primary beneficiary, PNM consolidates the entity in its financial statements. The assets and liabilities of Valencia set forth below are immaterial to PNM and, therefore, not shown separately on the Condensed Consolidated Balance Sheets. The owner’s equity and net income of Valencia are considered attributable to non-controlling interest.

Summarized financial information for Valencia is as follows:

Results of Operations

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Operating revenues	$4,931	$4,775
Operating expenses	(1,400)	(1,571)
Earnings attributable to non-controlling interest	$3,531	$3,204

Financial Position

	March 31,	December 31,
	2014	2013
	(In thousands)
Current assets	$2,780	$2,658
Net property, plant, and equipment	74,433	75,137
Total assets	77,213	77,795
Current liabilities	1,022	766
Owners’ equity – non-controlling interest	$76,191	$77,029

During the term of the PPA, PNM has the option to purchase and own up to 50% of the plant or the variable interest entity.
The PPA specifies that the purchase price would be the greater of (i) 50% of book value reduced by related indebtedness or (ii) 50% of fair market value. On October 8, 2013, PNM notified the owner of Valencia that PNM may exercise the option to purchase 50% of the plant. As provided in the PPA, an appraisal process has been initiated since the parties failed to reach agreement on

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

fair market value within 60 days. After the purchase price has been determined through the appraisal process, PNM may in its sole discretion determine whether or not it desires to exercise its option to purchase the 50% interest. In that regard, PNM will evaluate all its alternatives with respect to Valencia with the goal of achieving a fair and economical benefit for its customers. Also, PNM is in the process of developing its 2014 IRP (Note 12). Through this process, PNM will evaluate all of its resource options, including Valencia, to determine the optimal way to serve its customers. If PNM decides to exercise its option, the approval of the NMPRC and FERC would be required, which process could take up to 15 months. Since the purchase price is yet to be established, PNM cannot determine whether or not it will exercise its option or if required regulatory approvals would be received.

PVNGS Leases

PNM leases interests in Units 1 and 2 of PVNGS under arrangements, which were entered into in 1985 and 1986, that are accounted for as operating leases. PNM is not the legal or tax owner of the leased assets. The leases provide PNM with an option to purchase the leased assets at appraised value at the end of the leases. PNM does not have a fixed price purchase option and does not provide residual value guarantees. The leases also provide PNM with options to renew the leases at fixed rates set forth in the leases for two years beyond the termination of the original lease terms. The option periods on certain leases may be further extended for up to an additional six years if the appraised remaining useful lives and fair value of the leased assets are greater than parameters set forth in the leases. See Note 7 of the Notes to Consolidated Financial Statements in the 2013 Annual Reports on Form 10-K and Note 6, for additional information regarding the leases and actions PNM has taken with respect to its renewal and purchase options. Under GAAP, these renewal options are considered to be variable interests in the trusts and result in the trusts being considered variable interest entities.

PNM is only obligated to make payments to the trusts for the scheduled semi-annual lease payments, which, net of amounts that will be returned to PNM through its ownership in related lessor notes and the Unit 2 beneficial trust, aggregate $36.5 million as of March 31, 2014 over the remaining original terms of the leases and $145.2 million during the renewal terms of the leases that PNM elected to renew. Under certain circumstances (for example, final shutdown of the plant, the NRC issuing specified violation orders with respect to PVNGS, or the occurrence of specified nuclear events), PNM would be required to make specified payments to the beneficial owners and take title to the leased interests. If such an event had occurred as of March 31, 2014, PNM could have been required to pay the beneficial owners up to $144.7 million, which would result in PNM taking ownership of the leased assets and termination of the leases. Other than as discussed in Note 6, PNM has no other financial obligations or commitments to the trusts or the beneficial owners. Creditors of the trusts have no recourse to PNM’s assets other than with respect to the contractual lease payments. PNM has no additional rights to the assets of the trusts other than the use of the leased assets.

PNM has evaluated the PVNGS lease arrangements, including the notices, amendments, and agreements referred to above, and concluded that it does not have the power to direct the activities that most significantly impact the economic performance of the trusts and, therefore, is not the primary beneficiary of the trusts under GAAP. PNM has recorded no assets or liabilities related to the trusts other than the accrual of lease payments between the scheduled payment dates, which were $11.8 million at March 31, 2014 and $26.0 million at December 31, 2013, that are included in other current liabilities on the Condensed Consolidated Balance Sheets.

Delta

PNM has a 20-year PPA expiring in 2020 covering the entire output of Delta, which is a variable interest under GAAP. PNM also controls the dispatch of the generating plant, which impacts the variable payments made under the PPA and impacts the economic performance of the entity that owns Delta. PNM makes fixed and variable payments to Delta under the PPA. For the three months ended March 31, 2014 and 2013, PNM incurred fixed capacity charges of $1.6 million and $1.6 million and variable energy charges of $0.2 million and $0.2 million under the PPA. PNM’s only quantifiable obligation under the PPA is to make the fixed payments, which as of March 31, 2014, aggregated $37.7 million through the end of the PPA. PNM will also pay variable costs, which cannot be quantified since the amounts are based on how much the generating plant is in operation.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In December 2012, PNM entered into an agreement with the owners of Delta under which PNM would purchase the entity that owns Delta. At closing PNM would make a cash payment of $23.0 million, which would be adjusted for actual working capital compared to a targeted working capital and certain prepayments of debt. Delta has project financing debt, which PNM would retire at closing of the purchase, amounting to $15.4 million at March 31, 2014, including $3.3 million due by March 31, 2015. FERC approved the purchase on February 26, 2013 and the NMPRC approved the purchase on June 26, 2013. Closing is subject to the seller remedying specified operational, NERC compliance, and environmental issues, as well as other customary closing conditions. PNM and Delta are working with the City of Albuquerque and EPA in order to remedy certain environmental issues. PNM anticipates closing of the purchase in the second quarter of 2014.
Delta informed PNM that at March 31, 2014 and December 31, 2013, it had total assets of $23.2 million and $23.7 million, including net property, plant, and equipment of $19.7 million and $20.3 million, and total liabilities of $17.4 million and $18.2 million. Delta also indicated its revenue for the three months ended March 31, 2014 and 2013 was $1.8 million and $1.8 million and its net earnings were $0.3 million and $0.2 million. Consolidation of Delta would be immaterial to the Condensed Consolidated Balance Sheets of PNMR and PNM. Since all of Delta’s revenues and expenses are attributable to its PPA arrangement with PNM, the primary impact of consolidating Delta to the Condensed Consolidated Statements of Earnings of PNMR and PNM would be to reclassify Delta’s net earnings from operating expenses and reflect such amount as earnings attributable to a non-controlling interest, without any impact to net earnings attributable to PNMR and PNM.

(6)	Lease Commitments

The Company leases office buildings, vehicles, and other equipment under operating leases. In addition, PNM leases interests in Units 1 and 2 of PVNGS and an interest in the EIP transmission line. Additional information concerning the Company’s lease commitments is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2013 Annual Reports on Form 10-K.

The PVNGS leases were scheduled to expire on January 15, 2015 for the four Unit 1 leases and January 15, 2016 for the four Unit 2 leases. Each of the leases provides PNM with an option to purchase the leased assets at fair market value at the end of the lease. In addition, the leases provide PNM with options to renew the leases at fixed rates set forth in each of the leases for two years beyond the termination of the original lease terms. The option periods on certain leases may be further extended for up to an additional six years (the “Maximum Option Period”) if the appraised remaining useful lives and fair values of the leased assets are greater than parameters set forth in the leases. The rental payments during the renewal option periods would be 50% of the amounts during the original terms of the leases.

Following procedures set forth in the PVNGS leases, PNM notified each of the lessors under the Unit 1 leases that it would elect to renew those leases for the Maximum Option Period on the expiration date of the original leases. In addition, PNM notified the lessor under the one Unit 2 lease containing the Maximum Option Period provision that it would elect to renew that lease for the Maximum Option Period on the expiration date of the original lease. On December 11, 2013, PNM and each of the Unit 1 lessors entered into amendments to each of the Unit 1 leases setting forth the terms and conditions that will implement the extension of the term of the lease through the agreed upon Maximum Option Period expiring on January 15, 2023. Similarly, on March 18, 2014, PNM and the lessor under the one Unit 2 lease containing the Maximum Option Period provision entered into an amendment to that lease setting forth the terms and conditions that will implement the extension of the term of the lease through the agreed upon Maximum Option Period expiring on January 15, 2024.

For the three PVNGS Unit 2 leases which do not contain the Maximum Option Period provisions, PNM, following procedures set forth in the leases, notified each of the lessors that PNM would elect to purchase the assets underlying those leases on the expiration date of the original leases. On February 25, 2014, PNM and the lessor under one of the Unit 2 leases entered into a letter agreement that establishes that the purchase price, representing the fair market value, to be paid by PNM for the assets underlying that lease will be $78.1 million on January 15, 2016. This lease is for 31.2494 MW of the entitlement from PVNGS Unit 2. The lease remains in existence and PNM will record the purchase at the termination of the lease on January 15, 2016.

On May 1, 2014, PNM and the trusts that are the lessors under the other two PVNGS Unit 2 leases signed a letter agreement that establishes a binding agreement regarding the purchase price, representing the fair market value, to be paid by PNM for the assets underlying those leases of $85.2 million on January 15, 2016. These leases are for 32.76 MW of the entitlement from

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PVNGS Unit 2. PNMR Development, a wholly-owned subsidiary of PNMR, is also a party to the letter agreement, which constitutes a letter of intent providing PNMR Development with the option, subject to approval by the Board and negotiation of definitive documents, to acquire the entities that own the leased assets at any time from June 1, 2014 through January 14, 2016. The early purchase price would be equal to the January 15, 2016 purchase price discounted to the actual purchase date. The early purchase amount would be $79.9 million on June 1, 2014 and would escalate to $85.2 million on January 14, 2016. The consideration paid to the lessor on an early purchase would include an additional amount equal to the discounted value of the lessors’ equity return portion of the future lease payments. Such additional consideration would be $5.8 million on June 1, 2014 and would decline to $1.2 million on January 14, 2016. PNMR and PNM are unable to predict whether or not the early purchase will occur.

(7)	Fair Value of Derivative and Other Financial Instruments

Energy Related Derivative Contracts

Overview

The primary objective for the use of derivative instruments, including energy contracts, options, and futures, is to manage price risk associated with forecasted purchases of energy and fuel used to generate electricity, as well as managing anticipated generation capacity in excess of forecasted demand from existing customers. The Company’s energy related derivative contracts manage commodity risk. PNM is required to meet the demand and energy needs of its retail and firm-requirements wholesale customers. PNM is exposed to market risk for its share of PVNGS Unit 3 and the needs of its firm-requirements wholesale customers not covered under a FPPAC. PNM’s operations are managed primarily through a net asset-backed strategy, whereby PNM’s aggregate net open forward contract position is covered by its forecasted excess generation capabilities or market purchases. PNM could be exposed to market risk if its generation capabilities were to be disrupted or if its load requirements were to be greater than anticipated. If all or a portion of load requirements were required to be covered as a result of such unexpected situations, commitments would have to be met through market purchases. Additional information concerning the Company’s energy related derivative contracts, including how commodity risk is managed, is contained in Note 8 of the Notes to Consolidated Financial Statements in the 2013 Annual Reports on Form 10-K.
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

During the three months ended March 31, 2014 and the year ended December 31, 2013, the Company was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flows hedges. The contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. The Company has no trading transactions.

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

Commodity Derivatives

Commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges, are summarized as follows:

	Economic Hedges
	March 31, 2014	December 31, 2013
PNMR and PNM	(In thousands)
Current assets	$4,003	$4,064
Deferred charges	2,474	3,002
	6,477	7,066

Current liabilities	(5,446)	(2,699)
Long-term liabilities	(907)	(1,094)
	(6,353)	(3,793)
Net	$124	$3,273

Included in the above table are $3.0 million of current assets and $2.3 million of deferred charges at March 31, 2014 and $3.0 million of current assets and $3.0 million of deferred charges at December 31, 2013 related to contracts, which were entered into in July 2013, for the sale of energy from PVNGS Unit 3 for 2014 and 2015 at market price plus a premium. Certain of PNM’s commodity derivative instruments in the above table are subject to master netting agreements whereby assets and liabilities could be offset in the settlement process. The Company does not offset fair value, cash collateral, and accrued payable or receivable amounts recognized for derivative instruments under master netting arrangements and the above table reflects the gross amounts of assets and liabilities. The amounts that could be offset under master netting agreements were immaterial at March 31, 2014 and December 31, 2013.

At March 31, 2014 and December 31, 2013, PNMR and PNM had no amounts recognized for the legal right to reclaim cash collateral. However, at March 31, 2014 and December 31, 2013, amounts posted as cash collateral under margin arrangements were $3.1 million and $2.8 million for both PNMR and PNM. PNMR and PNM had obligations to return cash collateral of approximately $0.1 million at March 31, 2014 and $0.2 million at December 31, 2013. Cash collateral amounts are included in other current assets and other current liabilities on the Condensed Consolidated Balance Sheets.

PNM has a NMPRC approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. The table above includes $0.4 million of current assets and $0.6 million of current liabilities at March 31, 2014 and $0.4 million of current assets and $0.1 million of current liabilities at December 31, 2013 related to this plan. The offsets to these amounts are recorded as regulatory assets and liabilities on the Condensed Consolidated Balance Sheets.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the effect of mark-to-market commodity derivative instruments on earnings, excluding income tax effects. Commodity derivatives had no impact on OCI for the periods presented.

	Economic Hedges
	Three Months Ended
	March 31,
	2014	2013
PNMR and PNM	(In thousands)
Electric operating revenues	$(4,151)	$(4,603)
Cost of energy	189	756
Total gain (loss)	$(3,962)	$(3,847)
Commodity contract volume positions are presented in MMBTU for gas related contracts and in MWh for power related contracts. The table below presents PNMR’s and PNM’s net buy (sell) volume positions:

	Economic Hedges
	MMBTU	MWh
March 31, 2014
PNMR and PNM	775,000	(3,287,548)
December 31, 2013
PNMR and PNM	905,000	(3,343,783)
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

Contingent Feature – Credit Rating Downgrade	Contractual Liability	Existing Cash Collateral	Net Exposure
	(In thousands)
March 31, 2014
PNMR and PNM	$2,981	$—	$1,913
December 31, 2013
PNMR and PNM	$2,398	$—	$2,152

Sale of Power from PVNGS Unit 3

Because PNM’s 134 MW share of Unit 3 at PVNGS is not included in retail rates, that unit’s power is being sold in the wholesale market. Since January 1, 2011, PNM has been selling power from its interest in PVNGS Unit 3 at market prices. As of March 31, 2014, PNM had contracted to sell 100% of PVNGS Unit 3 output through 2015, at market price plus a premium.

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

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Available-for-sale securities are carried at fair value. Available-for-sale securities for PNMR and PNM consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS and a trust for PNM’s share of post-term reclamation costs related to the coal mines serving SJGS (Note 11). The fair value and gross unrealized gains of investments in available-for-sale securities are presented in the following table. At March 31, 2014 and December 31, 2013, the fair value of available-for-sale securities included $225.8 million and $222.5 million for the NDT and $4.4 million and $4.4 million for the mine reclamation trust.

	March 31, 2014		December 31, 2013
	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value
PNMR and PNM		(In thousands)
Cash and cash equivalents	$—	$4,246	$—	$3,356
Equity securities:
Domestic value	14,558	41,055	14,523	39,460
Domestic growth	23,002	74,517	25,656	76,292
International and other	1,671	17,264	1,040	16,633
Fixed income securities:
U.S. Government	377	20,662	158	21,941
Municipals	2,659	61,158	1,018	58,568
Corporate and other	458	11,348	207	10,605
	$42,725	$230,250	$42,602	$226,855

The proceeds and gross realized gains and losses on the disposition of available-for-sale securities for PNMR and PNM are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold.

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Proceeds from sales	$22,804	$14,284
Gross realized gains	$3,119	$1,391
Gross realized (losses)	$(545)	$(407)
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2014, the available-for-sale and held-to-maturity debt securities had the following final maturities:

	Fair Value
	Available-for-Sale	Held-to-Maturity
	PNMR and PNM	PNMR	PNM
	(In thousands)
Within 1 year	$2,798	$11,968	$11,968
After 1 year through 5 years	21,550	33,618	32,903
After 5 years through 10 years	11,895	—	—
After 10 years through 15 years	8,521	—	—
After 15 years through 20 years	10,705	—	—
After 20 years	37,699	—	—
	$93,168	$45,586	$44,871

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Items recorded at fair value on the Condensed Consolidated Balance Sheets are presented below by level of the fair value hierarchy. There were no Level 3 fair value measurements at March 31, 2014 and December 31, 2013 for items recorded at fair value.

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
March 31, 2014	(In thousands)
PNMR and PNM
Available-for-sale securities
Cash and cash equivalents	$4,246	$4,246	$—
Equity securities:
Domestic value	41,055	41,055	—
Domestic growth	74,517	74,517	—
International and other	17,264	17,264	—
Fixed income securities:
U.S. Government	20,662	18,909	1,753
Municipals	61,158	—	61,158
Corporate and other	11,348	2,385	8,963
	$230,250	$158,376	$71,874

Commodity derivative assets	$6,477	$—	$6,477
Commodity derivative liabilities	(6,353)	—	(6,353)
Net	$124	$—	$124

December 31, 2013
PNMR and PNM
Available-for-sale securities
Cash and cash equivalents	$3,356	$3,356	$—
Equity securities:
Domestic value	39,460	39,460	—
Domestic growth	76,292	76,292	—
International and other	16,633	16,633	—
Fixed income securities:
U.S. Government	21,941	20,194	1,747
Municipals	58,568	—	58,568
Corporate and other	10,605	2,245	8,360
	$226,855	$158,180	$68,675

Commodity derivative assets	$7,066	$—	$7,066
Commodity derivative liabilities	(3,793)	—	(3,793)
Net	$3,273	$—	$3,273
The Company records any transfers between fair value hierarchy levels as of the end of each calendar quarter. There were no transfers between levels during the three months ended March 31, 2014 and 2013.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and fair values of investments in PVNGS lessor notes, other investments, and long-term debt, which are not recorded at fair value on the Condensed Consolidated Balance Sheets are presented below:

			GAAP Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2014	(In thousands)
PNMR
Long-term debt	$1,845,338	$2,040,868	$—	$2,040,868	$—
Investment in PVNGS lessor notes	$42,472	$44,871	$—	$—	$44,871
Other investments	$1,813	$2,529	$681	$—	$1,848
PNM
Long-term debt	$1,390,627	$1,515,097	$—	$1,515,097	$—
Investment in PVNGS lessor notes	$42,472	$44,871	$—	$—	$44,871
Other investments	$436	$436	$436	$—	$—
TNMP
Long-term debt	$335,944	$396,195	$—	$396,195	$—
Other investments	$245	$245	$245	$—	$—

December 31, 2013
PNMR
Long-term debt	$1,745,420	$1,905,230	$—	$1,905,230	$—
Investment in PVNGS lessor notes	$52,958	$57,279	$—	$—	$57,279
Other investments	$1,835	$3,196	$690	$—	$2,506
PNM
Long-term debt	$1,290,618	$1,382,938	$—	$1,382,938	$—
Investment in PVNGS lessor notes	$52,958	$57,279	$—	$—	$57,279
Other investments	$445	$445	$445	$—	$—
TNMP
Long-term debt	$336,036	$390,814	$—	$390,814	$—
Other investments	$245	$245	$245	$—	$—

(8)	Stock-Based Compensation

PNMR has various stock-based compensation programs, including stock options, restricted stock, and performance shares granted under the Performance Equity Plan (“PEP”). In 2011, the Company changed its approach to awarding stock-based compensation. As a result, no stock options have been granted since 2010 and awards of restricted stock have increased. Certain restricted stock awards are subject to achieving performance or market targets and some of these awards also have time vesting requirements. Other awards of restricted stock are only subject to time vesting requirements. Additional information concerning stock-based compensation under the PEP is contained in Note 13 of the Notes to Consolidated Financial Statements in the 2013 Annual Reports on Form 10-K.

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

The stock-based compensation expense related to stock options and restricted stock awards without performance or market conditions is amortized to compensation expense over the requisite vesting period, which is generally three years. However, compensation expense for awards to participants that are retirement eligible on the grant date is recognized immediately at the grant date and is not amortized. Compensation expense for performance-based shares is recognized ratably over the performance period and is adjusted periodically to reflect the level of achievement expected to be attained. Compensation expense related to

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees meet their service requirements. At March 31, 2014 and December 31, 2013, PNMR had unrecognized expense related to stock awards of $8.1 million and $4.6 million.

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

The following table summarizes the weighted-average assumptions used to determine the awards grant date fair value:

	Three Months Ended March 31,
Restricted Shares and Performance Based Shares	2014	2013
Expected quarterly dividends per share	$0.185	$0.165
Risk-free interest rate	0.71%	0.38%

Market-Based Shares
Dividend yield	2.82%	2.86%
Expected volatility	25.11%	25.11%
Risk-free interest rate	0.64%	0.36%

The following table summarizes activity in stock options and restricted stock awards, including performance-based and market-based shares, for the three months ended March 31, 2014:

	Stock Option Shares	Weighted- Average Exercise Price	Restricted Stock	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period	1,343,666	$20.63	315,305	$17.87
Granted	—	$—	223,348	$20.79
Exercised	(182,407)	$17.86	(262,358)	$16.53
Forfeited	(17,151)	$26.43	—	$—
Expired	(13,501)	$25.82	—	$—
Outstanding at end of period	1,130,607	$20.92	276,295	$21.55

Included as restricted stock granted and exercised in the table above are 112,864 shares that were based upon achieving performance or market targets for 2013. The Board approved these shares in February 2014 (based upon achieving market targets, weighted at 60%, at maximum levels, and performance targets, weighted at 40%, at below threshold levels for the 2011 through 2013 performance period).

PNMR’s stock-based compensation program provides for performance or market targets through 2016. Excluded from the above table are maximums of 198,369, 179,811, and 175,735 restricted stock shares for periods ending in 2014, 2015, and 2016 that would be awarded if all performance or market criteria are achieved and all executives remain eligible.

In March 2012, the Company entered into a retention award agreement with its Chairman, President, and Chief Executive Officer under which she would receive 135,000 shares of PNMR’s common stock if the Company meets specific market targets at the end of 2016 and she remains an employee of the Company. If the Company achieves specific market targets at the end of

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2014 and, with certain exceptions, she remains an employee of the Company, she would receive 35,000 of the total shares at that time. The retention award was made under the PEP and was approved by the Board on February 28, 2012. The above table does not include any restricted stock shares under the retention award agreement.

At March 31, 2014, the aggregate intrinsic value of stock options outstanding, all of which are exercisable, was $8.0 million with a weighted-average remaining contract life of 3.39 years. At March 31, 2014, the exercise price of 486,016 outstanding stock options is greater than the closing price of PNMR common stock on that date; therefore, those options have no intrinsic value.

The following table provides additional information concerning stock options and restricted stock activity, including performance-based and market-based shares:

	Three Months Ended March 31,
Stock Options	2014	2013
Weighted-average grant date fair value of options granted	$—	$—
Total fair value of options that vested (in thousands)	$—	$620
Total intrinsic value of options exercised (in thousands)	$1,469	$1,824

Restricted Stock
Weighted-average grant date fair value	$20.79	$19.82
Total fair value of restricted shares that vested (in thousands)	$4,336	$3,871

(9)	Financing

Additional information concerning financing activities, including a TNMP cash-flow hedge that establishes a fixed interest rate on a variable rate loan, is contained in Note 6 of the Notes to Consolidated Financial Statements in the 2013 Annual Reports on Form 10-K.

Financing Activities

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

On March 5, 2014, PNM entered into a new $175.0 million Term Loan Agreement (the “PNM 2014 Term Loan Agreement”) among PNM and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Lender and Administrative Agent. On March 5, 2014, PNM used a portion of the funds borrowed under the PNM 2014 Term Loan Agreement to repay all amounts outstanding under PNM’s existing $75.0 million PNM Term Loan Agreement. PNM also used the funds to repay other short-term amounts outstanding. The PNM Term Loan Agreement would otherwise have terminated on October 21, 2014. There were no prepayment penalties paid in connection with the termination of the PNM Term Loan Agreement. The PNM 2014 Term Loan Agreement bears interest at a variable rate, which was 1.11% at March 31, 2014, must be repaid on or before September 4, 2015, and is reflected as long-term debt on the Condensed Consolidated Balance Sheets. The PNM 2014 Term Loan Agreement includes customary covenants, including requirements to not exceed a maximum consolidated debt-to-consolidated capitalization ratio and customary events of default. The PNM 2014 Term Loan Agreement has a cross default provision and a change of control provision.

The existing TNMP 2011 Term Loan Agreement has an outstanding balance of $50.0 million that must be repaid by June 30, 2014. On December 9, 2013, TNMP entered into an agreement (the “TNMP 2013 Bond Purchase Agreement”), which provides that TNMP will issue $80.0 million aggregate principal amount of 4.03% first mortgage bonds, due 2024 (the “Series 2014A Bonds”). The terms of the TNMP 2013 Bond Purchase Agreement provide that, subject to satisfaction of certain conditions, TNMP will issue the Series 2014A Bonds on or about June 27, 2014. TNMP anticipates using $50.0 million of the proceeds from the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

issuance to repay the TNMP 2011 Term Loan Agreement at its maturity and using the remaining proceeds to reduce short-term debt under the TNMP Revolving Credit Facility and/or TNMP’s intercompany borrowings from PNMR. In accordance with GAAP, borrowings under the TNMP 2011 Term Loan Agreement, which are due on June 30, 2014, are reflected as being long-term in the Condensed Consolidated Balance Sheet since the TNMP 2013 Bond Purchase Agreement demonstrates TNMP’s ability and intent to re-finance the TNMP 2011 Term Loan Agreement on a long-term basis.

Short-term Debt

PNMR has a revolving credit financing capacity of $300.0 million under the PNMR Revolving Credit Facility. PNM has a revolving credit financing capacity of $400.0 million under the PNM Revolving Credit Facility. Both of these facilities currently expire on October 31, 2018. TNMP has a revolving credit financing capacity of $75.0 million under the TNMP Revolving Credit Facility that is secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds and matures on September 18, 2018. PNM also has the PNM New Mexico Credit Facility, a $50.0 million unsecured revolving credit facility that expires on January 8, 2018. At March 31, 2014, there were no borrowings outstanding under any of these facilities and the weighted average interest rate was 1.01% for borrowings outstanding under the twelve-month PNMR Term Loan Agreement, which matures in December 2014. Short-term debt outstanding consisted of:

	March 31,	December 31,
Short-term Debt	2014	2013
	(In thousands)
PNM:
Revolving credit facility	$—	$49,200
PNM New Mexico Credit Facility	—	—
TNMP – Revolving credit facility	—	—
PNMR:
Revolving credit facility	—	—
PNMR Term Loan Agreement	100,000	100,000
	$100,000	$149,200

At April 25, 2014, PNMR, PNM, and TNMP had $291.4 million, $396.8 million, and $68.7 million of availability under their respective revolving credit facilities, including reductions of availability due to outstanding letters of credit, and PNM had $50.0 million of availability under the PNM New Mexico Credit Facility. Total availability at April 25, 2014, on a consolidated basis, was $806.9 million for PNMR. As of April 25, 2014, TNMP had $41.2 million in borrowings from PNMR under their intercompany loan agreement. At April 25, 2014, PNMR, PNM and TNMP had consolidated invested cash of $2.0 million, $9.3 million, and none.

(10)	Pension and Other Postretirement Benefit Plans

PNMR and its subsidiaries maintain qualified defined benefit pension plans, postretirement benefit plans providing medical and dental benefits, and executive retirement programs (“PNM Plans” and “TNMP Plans”). PNMR maintains the legal obligation for the benefits owed to participants under these plans.

Additional information concerning pension and OPEB plans is contained in Note 12 of the Notes to Consolidated Financial Statements in the 2013 Annual Reports on Form 10-K. Annual net periodic benefit cost (income) for the plans is actuarially determined using the methods and assumptions set forth in that note and is recognized ratably throughout the year.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM Plans

The following tables present the components of the PNM Plans’ net periodic benefit cost:

	Three Months Ended March 31,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2014	2013	2014	2013	2014	2013
	(In thousands)
Components of Net Periodic
Benefit Cost
Service cost	$—	$—	$45	$65	$—	$—
Interest cost	7,541	7,035	1,159	1,028	205	180
Expected return on plan assets	(9,511)	(10,482)	(1,410)	(1,261)	—	—
Amortization of net (gain) loss	3,255	3,710	556	1,061	52	58
Amortization of prior service cost	(241)	19	(336)	(336)	—	—
Net periodic benefit cost	$1,044	$282	$14	$557	$257	$238

PNM does not anticipate making any contributions to its pension trust in 2014 due to the current funded status of the pension plan.  PNM made contributions to its pension plan trust of $60.0 million in the three months ended March 31, 2013. Based on current law, including recent amendments to funding requirements, and estimates of portfolio performance, contributions to the PNM pension plan trust for 2015-2018 are estimated to total $61.5 million. These anticipated contributions were developed using current funding assumptions, with discount rates of 5.2% to 5.5%. Actual amounts required to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional contributions at its discretion. PNM made contributions to the OPEB trust of $0.8 million and $0.5 million in the three months ended March 31, 2014 and 2013. PNM expects to make contributions to the OPEB trust totaling $3.3 million in 2014 and $14.0 million for 2015-2018.  Disbursements under the executive retirement program, which are funded by PNM and considered to be contributions to the plan, were $0.4 million and $0.4 million in the three months ended March 31, 2014 and 2013 and are expected to total $1.5 million during 2014.

TNMP Plans

The following tables present the components of the TNMP Plans’ net periodic benefit cost (income):

	Three Months Ended March 31,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2014	2013	2014	2013	2014	2013
	(In thousands)
Components of Net Periodic
Benefit Cost (Income)
Service cost	$—	$—	$59	$75	$—	$—
Interest cost	798	772	155	141	10	9
Expected return on plan assets	(1,132)	(1,212)	(133)	(126)	—	—
Amortization of net (gain) loss	166	262	(31)	—	—	—
Amortization of prior service cost	—	—	8	14	—	—
Net Periodic Benefit Cost (Income)	$(168)	$(178)	$58	$104	$10	$9

TNMP does not anticipate making additional contributions to its pension trust in 2014 due to the current funded status of the pension plan. TNMP made contributions to its pension plan trust of $1.0 million in the three months ended March 31, 2013.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Based on current law, including recent amendments to funding requirements, and estimates of portfolio performance, TNMP estimates there would be no contributions to its pension plan trust for 2015-2018. The anticipated contributions were developed using current funding assumptions, including discount rates of 5.2% and 5.5%. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP made no contributions to the OPEB trust in the three months ended March 31, 2014 and 2013. TNMP expects to make contributions to the OPEB trust totaling $0.4 million in 2014 and $1.4 million for 2015-2018. Disbursements under the executive retirement program, which are funded by TNMP and considered to be contributions to the plan, were less than $0.1 million in the three months ended March 31, 2014 and 2013 and are expected to total $0.1 million during 2014.

(11)	Commitments and Contingencies

Overview
There are various claims and lawsuits pending against the Company. The Company is also subject to federal, state, and local environmental laws and regulations and periodically participates in the investigation and remediation of various sites. In addition, the Company occasionally enters into financial commitments in connection with its business operations. The Company is also involved in various legal and regulatory (Note 12) proceedings in the normal course of its business. It is not possible at this time for the Company to determine fully the effect of all litigation and other legal and regulatory proceedings on its financial position, results of operations, or cash flows.
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
Additional information concerning commitments and contingencies is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2013 Annual Reports on Form 10-K.

Commitments and Contingencies Related to the Environment

Nuclear Spent Fuel and Waste Disposal

Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE that require the DOE to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE announced that it would not be able to open the repository by 1998 and sought to excuse its performance of these requirements. In November 1997, the D.C. Circuit issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and the DOE’s delay, a number of utilities, including APS (on behalf of itself and the other PVNGS owners, including PNM), filed damages actions against the DOE in the Court of Federal Claims. In 2010, the court ordered an award to the PVNGS owners for their damages claim for costs incurred through December 2006. APS filed a subsequent lawsuit, on behalf of itself and the other PVNGS owners, against DOE in the Court of Federal Claims on December 19, 2012. The lawsuit alleges that from January 1, 2007 through June 30, 2011, additional damages were incurred due to DOE’s continuing failure to remove spent nuclear fuel and high level waste from PVNGS. PNM is unable to predict the outcome of this matter.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM estimates that it will incur approximately $58.0 million (in 2013 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a component of fuel expense as the fuel is consumed. At March 31, 2014 and December 31, 2013, PNM had a liability for interim storage costs of $12.0 million and $11.9 million included in other deferred credits.

On June 8, 2012, the D.C. Circuit issued its decision on a challenge by several states and environmental groups of the NRC’s rulemaking regarding temporary storage and permanent disposal of high-level nuclear waste and spent nuclear fuel. The petitioners had challenged the NRC’s 2010 update to the agency’s Waste Confidence Decision. The D.C. Circuit found that the agency’s 2010 Waste Confidence Decision update constituted a major federal action, which requires either an EIS or a finding of no significant impact from the agency’s actions. The D.C. Circuit found that the NRC’s evaluation of the environmental risks from spent nuclear fuel was deficient, and therefore remanded the 2010 Waste Confidence Decision update for further action. In September 2012, the NRC issued a directive to its staff to proceed with development of a generic EIS to support an updated Waste Confidence Decision within 24 months. In September 2013, the NRC issued its draft EIS to support an updated Waste Confidence Decision. In late 2013, the NRC held a series of nationwide public meetings to receive stakeholder input on the draft EIS. NRC Commissioners have instructed the staff to issue the final generic EIS and rule by no later than September 2014. Untimely resolution by the NRC of the remand from the D.C. Circuit could have an adverse impact on certain NRC licensing actions. Currently, PVNGS does not have any licensing actions pending with the NRC. The petitioners had also sought a writ requiring the NRC to comply with the law and resume processing DOE’s pending license application for a nuclear waste site at Yucca Mountain in Nevada. In August 2013, the D.C. Circuit ordered the NRC to resume reviewing the license application. PNM is unable to predict the impact of these decisions.
In 2011, the National Association of Regulatory Utility Commissioners and the Nuclear Energy Institute challenged DOE’s 2010 determination of the adequacy of the one tenth of a cent per KWh fee (the “one-mill fee”) paid by the nation’s commercial nuclear power plant owners pursuant to their individual contracts with the DOE. The fee applicable to PVNGS Units 1 and 2 is recovered by PNM in its retail rates. In June 2012, the D.C. Circuit held that DOE failed to conduct a sufficient fee analysis in making the 2010 determination. The D.C. Circuit remanded the 2010 determination to the DOE with instructions to conduct a new fee adequacy determination within six months. In February 2013, upon completion of DOE’s revised one-mill fee adequacy determination, the court reopened the proceedings. On November 19, 2013, the D.C. Circuit ordered the DOE to notify Congress of the intent to suspend collecting annual fees for nuclear waste disposal from nuclear power plant operators. On January 3, 2014, the DOE notified Congress of the intention to suspend collection of the one-mill fee, subject to Congress’ disapproval. PNM anticipates challenges to this action and is unable to predict its ultimate outcome, but is continuing to accrue the one-mill fee. In 2013, the one-mill fee for PNM’s share of the output from all three units at PVNGS amounted to $3.0 million.

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

Because the unchanged compliance deadline of the FIP required PNM to continue to take steps to commence installation of SCRs at SJGS, PNM entered into a contract in October 2012 with an engineering, procurement, and construction contractor to install SCRs on behalf of the SJGS owners. The construction contract, which includes termination provisions in the event that SCRs are determined in the future to be unnecessary, has been suspended through November 1, 2014. At that time, PNM estimated the total cost to install SCRs on all four units of SJGS to be between approximately $824 million and $910 million, which amounts include costs for construction management, gross receipts taxes, AFUDC, and other PNM costs, although final costs were to be refined through an “open book” subcontractor bidding process. The costs for the project to install SCRs would also encompass installation of technology to comply with the NAAQS requirements described below.
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
During 2012 and early 2013, PNM, as the operating agent for SJGS, engaged in discussions with NMED and EPA regarding an alternative to the FIP and SIP. Following approval by a majority of the other SJGS owners, PNM, NMED, and EPA agreed on February 15, 2013 to pursue a revised plan that could provide a new BART path to comply with federal visibility rules at SJGS, subject to approval by EIB and EPA. The terms of the non-binding agreement would result in the retirement of SJGS Units 2 and 3 by the end of 2017 and the installation of SNCRs on Units 1 and 4 by the later of January 31, 2016 or 15 months after EPA approval of a revised SIP. Certain aspects of this alternative are subject to approval by the NMPRC. At March 31, 2014, PNM’s net book value of its current ownership share of SJGS Units 2 and 3 was approximately $286 million.
Contemporaneously with the signing of the non-binding agreement, EPA indicated in writing that if the terms agreed to do not move forward due to circumstances outside of the control of PNM and NMED, EPA will work with the State of New Mexico and PNM to create a reasonable FIP compliance schedule to reflect the time used to develop the revised SIP.
This revised plan primarily focuses on how SJGS would meet the regional haze rule and also indicates that PNM would build a natural gas-fired generating plant in the “four corners” region to partially replace the capacity from the retired coal units. Detailed replacement power strategies also would be finalized.  PNM believes adequate replacement power alternatives will be available to meet its generation needs and ensure reliability.
It was contemplated that the retirement of SJGS Units 2 and 3 under the revised plan might result in shifts in ownership among SJGS owners or other changes in the contractual cost sharing arrangements, as may be agreed upon by the owners. See SJGS Ownership Restructuring Matters below. Owners of the affected units also may seek approvals of their utility commissions

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

or governing boards.
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
In accordance with the revised plan, PNM submitted a new BART analysis to NMED on April 1, 2013, reflecting the terms of the non-binding agreement, including the installation of SNCRs on Units 1 and 4 and the retirement of Units 2 and 3. NMED developed a revised SIP and submitted it to the EIB for approval in May 2013. After a public hearing, the EIB approved the revised SIP in September 2013 and the revised SIP was submitted to EPA for approval on October 18, 2013. EPA deemed the SIP application complete on December 17, 2013. It is anticipated that EPA will publish its proposed action on the revised SIP within 135 days of determining it was complete. On April 30, 2014, EPA issued an advance copy of its proposed approval of the revised SIP. It is anticipated that the notice will be published in the Federal Register in mid-May 2014, which will start the 30-day public comment period that is part of the EPA process. Final EPA action on the revised SIP is expected by about the end of September 2014.

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

•
An order allowing cost recovery for PNM’s share of the installation of SNCR equipment and the additional equipment to comply with NAAQS requirements on SJGS Units 1 and 4, not to exceed a total cost of $82 million

•
A CCN for an exchange of capacity out of SJGS Unit 3 and into SJGS Unit 4, resulting in ownership of an additional 78 MW in Unit 4 for PNM; the net impact of this exchange and the retirement of Units 2 and 3 would be a reduction of 340 MW in PNM’s ownership of SJGS

In its filing, PNM requested the NMPRC to issue its final ruling on the application no later than December 2014. On February 11, 2014, the Hearing Examiner issued an order finding that PNM’s application is complete. The order also stated that there was not a statutory time clock for the request to retire SJGS Units 2 and 3 and the statutory time clock on the CCN requests has not yet begun. The Hearing Examiner found that the NMPRC should proceed with the review of PNM’s application and establish a schedule that would allow NMPRC action on the application by the end of 2014. A public hearing is scheduled to begin on August 19, 2014.

The above estimate of PNM’s share of the costs to install SNCRs and the additional equipment to comply with NAAQS requirements on SJGS Units 1 and 4 includes gross receipts taxes, AFUDC, and other PNM costs. This amount and the above estimate of net book value of SJGS Units 2 and 3 at December 31, 2017 reflect the requested exchange of 78 MW of capacity out of SJGS Unit 3 and into SJGS Unit 4 resulting in PNM’s ownership share of SJGS Units 1 and 4 aggregating approximately 52%. The December 20, 2013 NMPRC filing identifies a new 177 MW natural gas fired generation source and 40 MW of new utility-

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

scale solar PV generation to replace a portion of PNM’s share of the reduction in generating capacity due to the retirement of SJGS Units 2 and 3. Specific approvals to acquire these facilities and the treatment of associated costs will be made in future filings. PNM estimates the cost of these identified resources would be approximately $276.3 million. These amounts are included in PNM’s current construction expenditure forecast although approval of the plan remains subject to numerous conditions. Although operating costs will be reduced due to the retirement of SJGS Units 2 and 3, the operating costs for SJGS Units 1 and 4 would increase with the installation of either SCRs or SNCRs. See Note 12 for additional information concerning PNM’s filing for NMPRC approvals regarding these matters.

As discussed under SJGS Ownership Restructuring Matters below, the owners of SJGS are attempting to negotiate agreements concerning numerous matters, the resolution of which is necessary in order to facilitate the shutdown of SJGS Units 2 and 3 and comply with the revised SIP. PNM’s requests in the December 20, 2013 NMPRC filing were based on the status of the negotiations among the SJGS owners at that time. Although the negotiations among the SJGS owners are continuing, no agreements have been reached. PNM’s ultimate ownership percentage in SJGS Unit 4 will depend on the final resolution of the negotiations among the SJGS owners. Depending upon the terms and conditions agreed to as a result of the negotiations, including PNM’s share of the capacity of SJGS Unit 4, PNM may amend its December 20, 2013 filing with the NMPRC. However, PNM does not anticipate a change in the nature and capacity of replacement power required by PNM as a result of the on-going negotiations.

PNM can provide no assurance that the requirements of the plan agreed to on February 15, 2013 will be accomplished within the required timeframes or at all. If the February 15, 2013 plan is not implemented, PNM would seek to work with NMED and EPA to develop a revised timetable for implementation of the FIP. If an agreement on a revised timetable cannot be reached, PNM will likely be unable to complete the installation of SCRs on all four units at SJGS by the FIP deadline of September 21, 2016. In such event, PNM would need to rely on EPA’s pledge to work with PNM and the State of New Mexico to develop a reasonable FIP compliance plan or otherwise negotiate a solution with EPA or seek relief from the Tenth Circuit in order to continue to be able to operate the plant, including during the installation process for any alternate solution. If relief is not granted, PNM could be forced to temporarily cease operation of some or all of the SJGS units. If a shutdown was required, PNM would then have to acquire temporary replacement power through short-term or open-market purchases in order to serve the needs of its customers. There can be no assurance that sufficient replacement power will be available to serve PNM’s needs or, if available, what costs would be incurred.

PNM is unable to predict the ultimate outcome of these matters or what additional pollution control equipment will be required at SJGS. PNM will seek recovery from its ratepayers for all costs that may be incurred as a result of the CAA requirements. Although the additional equipment and other final requirements will result in additional capital and operating costs being incurred, PNM believes that its access to the capital markets is sufficient to be able to finance its share of the installation. It is possible that requirements to comply with the CAA, combined with the financial impact of possible future climate change regulation or legislation, if any, other environmental regulations, the result of litigation, and other business considerations, could jeopardize the economic viability of SJGS or the ability or willingness of individual participants to continue participation in the plant.

SJGS Ownership Restructuring Matters - As discussed in the 2013 Annual Report on Form 10-K, SJGS is jointly owned by PNM and eight other entities, including three participants that operate in the State of California. Furthermore, each participant does not have the same ownership interest in each unit. The SJPPA that governs the operation of SJGS expires on July 1, 2022 and the contract with SJCC to supply the coal requirements of the plant expires on December 31, 2017. The California participants have indicated that, under California law, they may be prohibited from making significant capital improvements to SJGS. The California participants have stated they would be unable to fully fund the construction of either SCRs or SNCRs at SJGS and have expressed the intent to exit their ownership in SJGS no later than the expiration of the current SJPPA. One other participant has also expressed a similar intent to exit ownership in the plant. The participants intending to exit ownership in SJGS currently own 50.0% of SJGS Unit 3 and 38.8% of SJGS Unit 4. PNM currently owns 50.0% of SJGS Unit 3 and 38.5% of SJGS Unit 4. PNM is unable to predict the actions of the SJGS participants. Likewise, PNM cannot predict the impact of those actions on the ownership of SJGS or the operations of SJGS and PNM.

The SJGS participants have engaged in negotiations concerning the implementation of the revised SIP to address BART at SJGS. These negotiations included potential shifts in ownership among participants and between Units 3 and 4 in order to facilitate the shutdown of Units 2 and 3 to comply with the revised SIP and to accommodate the intent of the participants desiring

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to exit ownership in SJGS. This could have resulted in certain of the continuing participants, including PNM, acquiring additional ownership interests in Unit 4 prior to the shutdown of SJGS Units 2 and 3. Based on the status of negotiations at the time of PNM’s December 20, 2013 NMPRC filing, PNM requested NMPRC approval to exchange 78 MW of its capacity in SJGS Unit 3 for an equal amount of capacity in SJGS Unit 4. Although negotiations are continuing, no agreements have been reached. The ultimate outcome of these negotiations could result in PNM acquiring more than 78 MW of SJGS Unit 4. The discussions among the SJGS participants regarding restructuring have also included, among other matters, the treatment of plant decommissioning obligations, mine reclamation obligations, environmental matters, and certain ongoing operating costs. The SJGS participants have engaged a mediator to assist in facilitating resolution of a number of outstanding matters among the owners. PNM is unable to predict the outcome of the negotiations.

The SJPPA requires PNM, as operating agent, to obtain approval of capital improvement project expenditures from participants who have an ownership interest in the relevant unit or common property. As provided in the SJPPA, specified percentages of both the outstanding participant shares, based on MW ownership, and the number of participants in the unit or common property must be obtained in order for a capital improvement project to be approved. PNM presented the SNCR project, including NAAQS compliance requirements, to the SJGS participants in Unit 1 and Unit 4 for approval in late October 2013. The project was approved for Unit 1, but the Unit 4 project, which includes some of the California participants, did not obtain the required percentage of votes for approval. Other capital projects related to Unit 4 were also not approved by the participants. The SJPPA provides that PNM, in its capacity as operating agent of SJGS, is authorized and obligated to take reasonable and prudent actions necessary for the successful and proper operation of SJGS pending the resolution, by arbitration or otherwise, of any inability or failure to agree by the participants. PNM must evaluate its responsibilities and obligations as operating agent under the SJPPA regarding the SJGS Unit 4 capital projects that were not approved by the participants and take reasonable and prudent actions as it deems necessary. On March 11, 2014, PNM requested that the owners of Unit 4 approve the expenditure of $1.9 million of costs critical to being able to comply with the time frame in the revised SIP with respect to the Unit 4 project. The Unit 4 owners did not approve the expenditures. Thereupon, PNM issued a “Prudent Utility Practice” notice under the SJPPA indicating PNM was restarting certain critical activities to keep the Unit 4 SNCR project on schedule. PNM cannot predict the outcome of this matter, its impact on SJGS’ compliance with the CAA, or the impact on PNM’s financial position, results of operations, and cash flows.

Four Corners

On August 6, 2012, EPA issued its final BART determination for Four Corners. The rule included two compliance alternatives. On December 30, 2013, APS notified EPA that the Four Corners participants selected the alternative that required APS to close permanently Units 1-3 by January 1, 2014 and install SCR post-combustion NOx controls on each of Units 4 and 5 by July 31, 2018. PNM owns a 13% interest in Units 4 and 5, but had no ownership interest in Units 1, 2, and 3, which were shutdown by APS on December 30, 2013. For particulate matter emissions, EPA is requiring Units 4 and 5 to meet an emission limit of 0.015 lb/MMBTU and the plant to meet a 20% opacity limit, both of which are achievable through operation of the existing baghouses. Although unrelated to BART, the final BART rule also imposes a 20% opacity limitation on certain fugitive dust emissions from Four Corners’ coal and material handling operations.

APS, on behalf of the Four Corners participants, negotiated amendments to an existing facility lease with the Navajo Nation, which extends the Four Corners leasehold interest from 2016 to 2041.  The Navajo Nation approved these amendments in March 2011.  The effectiveness of the amendments also requires the approval of the DOI, as does a related federal rights-of-way grant, which the Four Corners participants are pursuing.  A federal environmental review is underway as part of the DOI review process.  In March 2014, APS received a draft of the EIS in connection with the DOI review process.  Comments on the draft EIS are due by the May 27, 2014.  APS will also require a PSD permit from EPA to install SCR control technology at Four Corners.  PNM cannot predict whether these federal approvals will be granted, and if so on a timely basis, or whether any conditions that may be attached to them will be acceptable to the Four Corners participants.

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

Regional Haze Challenges

On December 27, 2012, WEG filed a petition for review in the Tenth Circuit challenging the SO2 and particulate matter emissions elements of EPA’s approval of New Mexico’s Regional Haze SIP.  On February 26, 2013, HEAL Utah and other environmental groups filed petitions in the Tenth Circuit challenging EPA’s final approval of the remaining elements of New Mexico’s Regional Haze SIP, as well as EPA’s approval of the Albuquerque/Bernalillo County Air Quality Control Board SIP. PNM was granted intervention in both matters and the Tenth Circuit consolidated the two matters based on the similarity of issues. Oral argument was heard before the Tenth Circuit on March 20, 2014. PNM is continuing to evaluate the impacts of these matters, but is unable to predict their ultimate outcomes.

National Ambient Air Quality Standards (“NAAQS”)
The CAA requires EPA to set NAAQS for pollutants considered harmful to public health and the environment. EPA has set NAAQS for certain pollutants, including NOx, SO2, ozone, and particulate matter. In 2010, EPA updated the primary NOx and SO2 NAAQS to include a 1-hour maximum standard while retaining the annual standards for NOx and SO2 and the 24-hour SO2 standard. New Mexico is in attainment for the 1-hour NOx NAAQS. EPA has issued draft guidance on how to determine whether areas in a state comply with the new 1-hour SO2 NAAQS. On May 21, 2013, EPA released draft guidance on characterizing air quality in areas with limited or no monitoring data near existing SO2 sources. This characterization will result in these areas being designated as attainment, nonattainment, or unclassified for compliance with the 1-hour SO2 NAAQS.  Several states and environmental groups have filed lawsuits challenging EPA’s decision to designate only a few areas as “nonattainment” within the 3-year deadline, while leaving the rest of the country to wait until the states either obtain better monitoring data or conduct computer modeling.  Although the determination process has not been finalized, PNM believes that compliance with the 1-hour SO2 standard may require operational changes and/or equipment modifications at SJGS. On April 6, 2012, PNM filed an application for an amendment to its air permit for SJGS, which would be required for the installation of either SCRs or SNCRs described above. In addition, this application included a proposal by PNM to install equipment modifications for the purpose of reducing fugitive emissions, including NOx, SO2, and particulate matter. These modifications would help SJGS meet the NAAQS. It is anticipated that this technology would be installed at the same time as the installation of regional haze BART controls, in order to most efficiently and cost effectively conduct construction activities at SJGS. The cost of this technology is dependent upon the type of control technology that is ultimately determined to be NOx BART at SJGS. See Regional Haze - SJGS above.

EPA finalized revisions to its NAAQS for fine particulate matter on December 14, 2012. PNM believes the equipment modifications discussed above will assist the plant in complying with the particulate matter NAAQS.

In January 2010, EPA announced it would strengthen the 8-hour ozone standard by setting a new standard in a range of 0.060-0.070 parts per million. EPA is reviewing its 2008 standard and has stated it intends to propose a new standard. Although EPA has not announced a timeline for its review, it may release new proposed standards in the second half of 2014.  Depending upon where the standard for ozone is set, San Juan County, where SJGS is situated, could be designated as not attaining the standard for ozone. If that were to occur, NMED would have responsibility for bringing the county into compliance and would look at all sources of NOx and volatile organic compounds since these are the pollutants that form ground-level ozone. As a result, SJGS

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

could be required to install further NOx controls to meet a new ozone NAAQS. In addition, other counties in New Mexico, including Bernalillo County, may be designated as non-attainment. PNM cannot predict the outcome of this matter, the impact of other potential environmental mitigations, or if additional NOx controls would be required at any of its affected facilities as a result of ozone non-attainment designation.
Citizen Suit Under the Clean Air Act
The operations of SJGS are covered by a Consent Decree with the Grand Canyon Trust and Sierra Club and with the NMED that includes stipulated penalties for non-compliance with specified emissions limits. Stipulated penalty amounts are placed in escrow on a quarterly basis pending review of SJGS’s emissions performance. In May 2010, PNM filed a petition with the federal district court seeking a judicial determination on a dispute relating to PNM’s mercury controls. NMED and plaintiffs seek to require PNM to implement additional mercury controls. PNM estimates the implementation would increase annual mercury control costs for the entire station, which are currently $0.7 million, to a total of $6.6 million. On March 23, 2014, the court entered a stipulated order reflecting an agreement reached by the parties. In accordance with the stipulated order, PNM will repeat the mercury study required under the Consent Decree using sorbent traps instead of the monitoring system used in the initial study. The results of the mercury study will establish the activated carbon injection rate that maximizes mercury removal at SJGS, as required under the Consent Decree. PNM cannot predict the ultimate outcome of this matter.
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

Four Corners Clean Air Act Lawsuit
In October 2011, Earthjustice, on behalf of several environmental organizations, filed a lawsuit in the United States District Court for the District of New Mexico against APS and the other Four Corners participants alleging violations of the NSR provisions of the CAA and NSPS violations. The plaintiffs seek to have the court enjoin operations at Four Corners until APS applies for and obtains any required NSR permits and complies with the NSPS. The plaintiffs further request the court to order the payment of civil penalties, including a beneficial mitigation project. On April 2, 2012, the Four Corners participants filed motions to dismiss. The case is being held in abeyance while the parties seek to negotiate a settlement. On March 30, 2013, upon joint motion of the parties, the court issued an order deeming the motions to dismiss withdrawn without prejudice during pendency of the stay. At such time as the stay is lifted, the Four Corners owners may reinstate their motions to dismiss without risk of default. PNM cannot currently predict the outcome of this matter or the range of its potential impact.

WEG v. OSM NEPA Lawsuit

In February 2013, WEG filed a Petition for Review in the United States District Court of Colorado against OSM challenging federal administrative decisions affecting seven different mines in four states issued at various times from 2007 through 2012.  In its petition, WEG challenges several unrelated mining plan modification approvals, which were each separately approved by OSM.  Of the fifteen claims for relief in the WEG Petition, two concern SJCC’s San Juan mine.  WEG’s allegations concerning the San Juan mine arise from OSM administrative actions in 2008.  WEG alleges various National Environmental Policy Act violations against OSM, including, but not limited to, OSM’s alleged failure to provide requisite public notice and participation, alleged failure to analyze certain environmental impacts, and alleged reliance on outdated and insufficient documents.  WEG’s petition seeks various forms of relief, including voiding, reversing, and remanding the various mining modification approvals, enjoining the federal defendants from re-issuing the mining plan approvals for the mines, and enjoining operations at the seven mines. SJCC intervened in this matter. The Court granted SJCC’s motion to sever its claims from the lawsuit and transfer venue to the United States District Court for the District of New Mexico. PNM cannot currently predict the outcome of this matter or the range of its potential impact.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Navajo Nation Environmental Issues
Four Corners is located on the Navajo Reservation and is held under an easement granted by the federal government, as well as a lease from the Navajo Nation. The Navajo Acts purport to give the Navajo Nation Environmental Protection Agency authority to promulgate regulations covering air quality, drinking water, and pesticide activities, including those activities that occur at Four Corners. In October 1995, the Four Corners participants filed a lawsuit in the District Court of the Navajo Nation challenging the applicability of the Navajo Acts to Four Corners. Although an agreement was reached resolving claims related to the CAA, the agreement does not address or resolve any dispute relating to other aspects of the Navajo Acts. PNM cannot currently predict the outcome of these matters or the range of their potential impacts.
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
The proposed rule would require existing facilities to comply with the impingement mortality requirements as soon as possible, but no later than eight years after the effective date of the rule, and to comply with the entrainment requirements as soon as possible under a schedule of compliance established by the permitting authority. EPA was required to issue a final rule by June 27, 2013; however, that date was extended to January 14, 2014. On January 10, 2014, EPA announced it would not meet that deadline. On February 10, 2014, EPA indicated it would issue the final rule by April 17, 2014 and did not intend to seek any more extensions. However, on April 16, 2014, EPA announced the final rule will not be published until May 16, 2014 due to the pending consultation activities with the U.S. Fish and Wildlife Service and the National Marine Fisheries Service. PNM and APS continue to follow the rulemaking and are performing analyses to determine the potential costs of compliance with the proposed rule. PNM is unable to predict the outcome of this matter or a range of the potential costs of compliance.

Effluent Limitation Guidelines

On June 7, 2013, EPA published proposed revised wastewater effluent limitation guidelines establishing technology-based wastewater discharge limitations for fossil fuel-fired electric power plants.  EPA’s proposal offers numerous options that target metals and other pollutants in wastewater streams originating from fly ash and bottom ash handling activities, scrubber activities, and non-chemical metal cleaning waste operations.  The preferred alternatives differ with respect to the scope of requirements that would be applicable to existing discharges of pollutants found in wastestreams generated at existing power plants. All four alternatives would establish a “zero discharge” effluent limit for all pollutants in fly ash transport water. However, requirements governing bottom ash transport water differ depending on which alternative EPA ultimately chooses and could range from effluent limits based on Best Available Technology Economically Achievable to “zero discharge” effluent limits. Depending on which alternative EPA finalizes, Four Corners may be required to change equipment and operating practices affecting boilers and ash handling systems, as well as change its waste disposal techniques. PNM has reviewed the proposed rule and continues to assess the potential impact to SJGS and Reeves Station, the only PNM-operated power plants that would be covered by the proposed rule. On April 9, 2014, several environmental groups agreed to allow EPA until September 30, 2015 to issue final effluent limits. Under the agreement, EPA will not seek any further extensions and will follow through on a separate agreement to issue a final rule on coal ash waste disposal by December 19, 2014. If EPA misses the December 19, 2014 deadline to issue a coal ash rule, then the agreement allows the environmental groups to require the EPA to issue the final effluent limits earlier. PNM is unable to predict the outcome of this matter or a range of the potential costs of compliance.

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
The Superfund Oversight Section of the NMED has conducted multiple investigations into the chlorinated solvent plume in the vicinity of the site of the former Santa Fe Generating Station. In February 2008, a NMED site inspection report was submitted to EPA, which states that neither the source nor extent of contamination has been determined and also states that the source may not be the former Santa Fe Generating Station. The NMED investigation is ongoing. In January 2013, NMED notified PNM that monitoring results from April 2012 showed elevated concentrations of nitrate in three monitoring wells and an increase in free-phase hydrocarbons in another well. None of these wells are routinely monitored as part of PNM’s obligations under the settlement agreement. In April 2013, NMED conducted the same level of testing on the wells as was conducted in April 2012, which produced similar results. PNM voluntarily agreed to conduct similar sampling activities on the site beginning in April 2014, as well as more specific “fingerprint” analysis, which may help identify potential off-site sources. PNM is unable to predict the outcome of this matter and does not believe the former generating station is the source of the nitrates or the increased levels of free-phase hydrocarbons, but no conclusive determinations have been made.
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
On April 5, 2012, several environmental groups, including Sierra Club, filed a citizen suit in the D.C. Circuit claiming that EPA has failed to review and revise RCRA’s regulations with respect to CCBs. The groups allege that EPA has already determined that revisions to the CCBs regulations are necessary and that EPA now has a non-discretionary duty to revise the regulations. The environmental groups asked the court to direct EPA to complete its review of the regulation of CCBs and a hazardous waste analytical procedure and to issue necessary revisions of such regulations as soon as possible. Two industry group members subsequently filed separate lawsuits in the D.C. Circuit seeking to ensure that disposal of coal ash would not be regulated as a hazardous waste. The environmental and industry lawsuits have been consolidated. On January 29, 2014, EPA entered into a consent decree directing EPA to publish its final action regarding whether or not to pursue the proposed non-hazardous waste option for CCBs by December 19, 2014.

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

Hazardous Air Pollutants (“HAPs”) Rulemaking

In December 2011, the EPA issued its final Mercury and Air Toxics Standards (“MATS”) to reduce emissions of heavy metals, including mercury, arsenic, chromium, and nickel, as well as acid gases, including hydrochloric and hydrofluoric gases, from coal and oil-fired electric generating units with a capacity of at least 25 MW. Existing facilities will generally have up to four years to demonstrate compliance with the new rule. PNM’s assessment of MATS indicates that the control equipment currently used at SJGS allows the plant to meet the emission standards set forth in the rule. With regard to mercury, stack testing performed for EPA during the MATS rulemaking process showed that SJGS achieved a mercury removal rate of 99% or greater. APS has determined that no additional equipment will be required at Four Corners Units 4 and 5 to comply with the rule.

Other Commitments and Contingencies
Coal Supply
The coal requirements for SJGS are being supplied by SJCC, a wholly owned subsidiary of BHP. In addition to coal delivered to meet the current needs of SJGS, PNM prepays SJCC for certain coal mined but not yet delivered to the plant site. At March 31, 2014 and December 31, 2013, prepayments for coal, which are included in other current assets, amounted to $16.0 million and $12.3 million. These amounts reflect delivery of a portion of the prepaid coal and its utilization due to the mine fire incident described below. SJCC holds certain federal, state, and private coal leases and has an underground coal sales agreement to supply processed coal for operation of SJGS through 2017. Under the coal sales agreement, SJCC is reimbursed for all costs for mining and delivering the coal, including an allocated portion of administrative costs, and receives a return on its investment. BHP Minerals International, Inc. has guaranteed the obligations of SJCC under the coal agreement. The coal agreement contemplates the delivery of coal that would supply substantially all the requirements of SJGS through December 31, 2017.
APS purchases all of Four Corners’ coal requirements from a supplier that was also a subsidiary of BHP and had a long-term lease of coal reserves with the Navajo Nation. That contract was to expire on July 6, 2016 with pricing determined using an escalating base-price. On December 30, 2013, ownership of the mine was transferred to an entity owned by the Navajo Nation and a new coal supply contract for Four Corners, expiring in 2031, was entered into with that entity. The BHP subsidiary is to be retained as the mine manager and operator until July 2016. Coal costs are anticipated to increase approximately 21% for the first full year of the new contract and will further increase over the contract term. PNM anticipates that its share of the increased costs will be recovered through its FPPAC.
In 2013, PNM updated its study of the final reclamation costs for both the surface mines that previously provided coal to SJGS and the current underground mine providing coal and revised its estimates of the final reclamation costs. This estimate reflects that, with the proposed shutdown of SJGS Units 2 and 3 described above, the mine providing coal to SJGS will continue to operate through 2053, the anticipated life of SJGS. The 2013 estimate for decommissioning the Four Corners mine reflects the operation of the mine through 2031, the term of the new coal supply agreement. Based on the 2013 estimates, remaining payments for mine reclamation, in future dollars, are estimated to be $55.1 million for the surface mines at both SJGS and Four Corners and $93.3 million for the underground mine at SJGS as of March 31, 2014. At March 31, 2014 and December 31, 2013, liabilities, in current dollars, of $23.6 million and $23.8 million for surface mine reclamation and $7.9 million and $7.8 million for underground mine reclamation were recorded in other deferred credits.
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
San Juan Underground Mine Fire Incident
On September 9, 2011, a fire was discovered at the underground mine owned and operated by SJCC that provides coal for SJGS. The federal Mine Safety and Health Administration (“MSHA”) was notified of the incident. On September 12, 2011, SJCC informed PNM that the fire was extinguished. However, MSHA required sealing the incident area and confirmation of a noncombustible environment before allowing re-entry of the sealed area. SJCC regained entry into the sealed area of the mine in early March 2012. At that time, MSHA conducted a root cause analysis inspection of the incident area, but has not yet issued its report. SJCC has completed inspection of the mine equipment and reported no significant damage. SJCC removed the equipment from the impacted mine panel and reassembled it at a new panel face. On May 4, 2012, SJCC received approval from MSHA and resumed longwall mining operations.
The costs of the mine recovery flowed through the cost-reimbursable component of the coal supply agreement. PNM included the portion of such costs allocable to its customers subject to New Mexico regulation in its FPPAC. PNM’s filings with the NMPRC reflected an estimate that this incident increased coal costs and the deferral of cost recovery under the FPPAC by between $17.4 million and $21.6 million. SJCC submitted an insurance claim regarding the costs it incurred due to the mine fire and informed PNM that it settled with its insurance carrier. PNM’s portion of the insurance recovery is estimated to be $18.7 million. PNM has credited its FPPAC balancing account for the amount of its estimated insurance proceeds allocable to PNM’s New Mexico jurisdictional customers. SJCC is refunding the insurance recovery to the owners of SJGS through reductions of the cost of purchases under the coal supply agreement. See Note 12.

Continuous Highwall Mining Royalty Rate

In August 2013, the DOI Bureau of Land Management (“BLM”) issued a proposed rulemaking that would retroactively apply the surface mining royalty rate of 12.5% to continuous highwall mining (“CHM”).  Comments regarding the rulemaking were due on October 11, 2013, and PNM submitted comments in opposition to the proposed rule. There is no legal deadline for adoption of the final rule.

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
SJCC Arbitration
The coal supply agreement for SJGS provides that the participants in SJGS have the right to audit the costs billed by SJCC. An independent accounting firm has been engaged to perform audits of the costs billed under the provisions of the contract. The audit for the period from 2006 through 2009 resulted in disagreements between the SJGS participants and SJCC. As provided in the contract, certain issues have been submitted to a panel for binding arbitration. The issues are: 1) whether the SJGS participants owe SJCC unbilled mining costs of $5.2 million or whether SJCC owes the SJGS participants overbilled mining costs of $1.1 million, and 2) whether SJCC billed the SJGS participants $13.9 million as mining costs that SJCC should have considered to be capital costs, which are not billable under the mining contract.  PNM’s share of any amounts resulting from the arbitration would be approximately 46.3%. Of PNM’s share of the costs, approximately 33% of the first issue as well as approximately 25% of the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

second issue would be passed through PNM’s FPPAC and the rest would impact earnings. A hearing before the arbitration panel on the remaining issues is scheduled to be held in May 2014. PNM is unable to predict the outcome of the arbitration hearing.
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

PVNGS Liability and Insurance Matters
Public liability for incidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan. In accordance with the Price-Anderson Act, the PVNGS participants have insurance for public liability exposure for a nuclear incident totaling $13.6 billion per occurrence. Commercial insurance carriers provide $375 million and $13.2 billion is provided through a mandatory industry wide retrospective assessment program. If losses at any nuclear power plant covered by the program exceed the accumulated funds, PNM could be assessed retrospective premium adjustments. Based on PNM’s 10.2% interest in each of the three PVNGS units, PNM’s maximum potential retrospective premium assessment per incident for all three units is $38.9 million, with an annual payment limitation of $5.7 million.

The PVNGS participants maintain “all risk” (including nuclear hazards) insurance for damage to, and decontamination of, property at PVNGS in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination. These coverages are provided by Nuclear Electric Insurance Limited (“NEIL”). Effective April 1, 2014, a sublimit of $2.25 billion for non-nuclear property damage losses has been enacted to the primary policy offered by NEIL. If NEIL’s losses in any policy year exceed accumulated funds, PNM is subject to retrospective assessments of $4.8 million for each retrospective assessment declared by NEIL’s Board of Directors. The insurance coverages discussed in this and the previous paragraph are subject to policy conditions and exclusions.
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
San Juan River Adjudication
In 1975, the State of New Mexico filed an action in New Mexico District Court to adjudicate all water rights in the San Juan River Stream System, including water used at Four Corners and SJGS. PNM was made a defendant in the litigation in 1976. In March 2009, President Obama signed legislation confirming a 2005 settlement with the Navajo Nation. Under the terms of the settlement agreement, the Navajo Nation’s water rights would be settled and finally determined by entry by the court of two proposed adjudication decrees.  The court issued an order in August 2013 finding that no evidentiary hearing was warranted in the Navajo Nation proceeding, and on November 1, 2013 issued a Partial Final Judgment and Decree of the Water Rights of the Navajo Nation approving the proposed settlement with the Navajo Nation. Several parties filed a joint motion for a new trial, which was denied by the court. A number of parties subsequently appealed to the New Mexico Court of Appeals. PNM is in the process of entering its appearance in the appellate case. No hearing dates or deadlines have been set at this time.
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
Rights-of-Way Matter

On January 28, 2014, the County Commission of Bernalillo County, New Mexico passed an ordinance requiring utilities to enter into a use agreement and pay a yet to be determined fee as a condition to installing, maintaining, and operating facilities on county rights-of-way. The fee is purported to compensate the county for costs of administering, maintaining, and capital improvements to the rights-of-way. On February 27, 2014, PNM and other utilities filed a Complaint for Declaratory and Injunctive Relief in the United States District Court for the District of New Mexico challenging the validity of the ordinance. If the challenge to the ordinance is unsuccessful, PNM believes any fees paid pursuant to the ordinance would be considered franchise fees and would be recoverable from customers. PNM is unable to predict the outcome of this matter or its impact on PNM’s operations.
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
Navajo Nation Allottee Matters
A putative class action was filed against PNM and other utilities in February 2009 in the United States District Court for the District of New Mexico. Plaintiffs claim to be allottees, members of the Navajo Nation, who pursuant to the Dawes Act of 1887, were allotted ownership in land carved out of the Navajo Nation and allege that defendants, including PNM, are rights-of-way grantees with rights-of-way across the allotted lands and are either in trespass or have paid insufficient fees for the grant of rights-of-way or both.  In March 2010, the court ordered that the entirety of the plaintiffs’ case be dismissed. The court did not grant plaintiffs leave to amend their complaint, finding that they instead must pursue and exhaust their administrative remedies before seeking redress in federal court.  In May 2010, plaintiffs filed a Notice of Appeal with the Bureau of Indian Affairs (“BIA”), which was denied by the BIA Regional Director. In May 2011, plaintiffs appealed the Regional Director’s decision to the DOI, Office of Hearings and Appeals, Interior Board of Indian Appeals. Following briefing on the merits, on August 20, 2013, that board issued a decision upholding the Regional Director’s decision that the allottees had failed to perfect their appeals, and dismissed the allottees’ appeals, without prejudice.  The allottees have not refiled their appeals. Although this matter was dismissed without prejudice, PNM considers the matter concluded. However, PNM continues to monitor this matter in order to preserve its interests regarding any PNM-acquired rights-of-way.
In a separate matter, in September 2012, forty-three landowners claiming to be Navajo allottees filed a notice of appeal with the BIA appealing a March 2011 decision of the BIA Regional Director regarding renewal of a right-of-way for a PNM transmission line. The allottees, many of whom are also allottees in the above matter, generally allege that they were not paid fair market value for the right-of-way, that they were denied the opportunity to make a showing as to their view of fair market value, and thus denied due process. On January 6, 2014, PNM received notice that the BIA, Navajo Region, requested a review of an appraisal report on 58 allotment parcels. After review, the BIA concluded it would continue to rely on the values of the original appraisal. On March 27, 2014, while this matter was stayed, the allottees filed a motion to dismiss their appeal with prejudice.  On April 2, 2014, the allotees’ appeal was dismissed with prejudice concluding this matter.

(12)	Regulatory and Rate Matters

The Company is involved in various regulatory matters, some of which contain contingencies that are subject to the same uncertainties as those described in Note 11. Additional information concerning regulatory and rate matters is contained in Note 17 of the Notes to Consolidated Financial Statements in the 2013 Annual Reports on Form 10-K.
PNM

Renewable Portfolio Standard
The REA establishes a mandatory RPS requiring a utility to acquire a renewable energy portfolio equal to 10% of retail electric sales by 2011, 15% by 2015, and 20% by 2020. The NMPRC requires renewable energy portfolios to be “fully diversified.” The current diversity requirements are 30% wind, 20% solar, 5% other, and 1.5% distributed generation, increasing to 3% in 2015, subject to the limitation of the RCT. In December 2013, the NMPRC modified the RCT calculation to establish a two to one REC weighting for renewable energy from the non-wind/non-solar category, such as geothermal resources. On motions for rehearing, the NMPRC reversed its weighting decision in April 2014.
The REA provides for streamlined proceedings for approval of utilities’ renewable energy procurement plans, assures utilities that they recover costs incurred consistent with approved procurement plans, and requires the NMPRC to establish a RCT for the procurement of renewable resources to prevent excessive costs being added to rates. The currently NMPRC approved RCT is set at 3% of customers’ annual electric charges.

PNM filed its 2014 renewable energy procurement plan on July 1, 2013. The plan meets RPS and diversity requirements within the RCT in 2014 and 2015. PNM’s procurements include 50,000 MWh of wind generated RECs in 2014, the construction by December 31, 2014 of 23 MW of PNM-owned solar PV facilities at a cost of $46.7 million, a 20-year PPA for the output of Red Mesa Wind, an existing wind facility having an aggregate capacity of 102 MW, beginning January 1, 2015 at a first year cost

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

estimated to be $5.8 million, and the purchase of 120,000 MWh of wind RECs in 2015. The NMPRC approved the plan on December 18, 2013.
PNM is recovering certain renewable procurement costs from customers through a rate rider. See Renewable Energy Rider below.
Renewable Energy Rider
The NMPRC has authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per KWh basis. The rider will terminate upon a final order in PNM’s next general rate case unless the NMPRC authorizes PNM to continue it. As a separate component of the rider, if PNM’s earned return on jurisdictional equity in a calendar year, adjusted for weather and other items not representative of normal operations, exceeds 10.5%, PNM would be required to refund the amount over 10.5% to customers during May through December of the following year. On April 1, 2014, PNM made a filing with the NMPRC demonstrating that it had not exceeded the 10.5% return for 2013. The 2013 approved rider rate was $0.0028371 per KWh through May 28, 2013 when it changed to $0.0030468 per KWh. The rider rate increased to $0.0044391 effective January 1, 2014 and to $0.0045959 per KWh on April 25, 2014. At the currently approved rider rate, PNM would collect an estimated $34.6 million annually.
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

In October 2012, PNM filed an energy efficiency program application for programs proposed to be offered beginning in May 2013. The filing included proposed program costs of $22.5 million plus a proposed profit incentive. The NMPRC approved PNM’s program application, including the annual profit incentive discussed below, on November 6, 2013.

Disincentives/Incentives
The Efficient Use of Energy Act requires the NMPRC to remove utility disincentives to implementing energy efficiency and load management programs and to provide incentives for such programs. In 2010, PNM began implementing a NMPRC rule that authorized electric utilities to collect rate adders to remove disincentives and to provide incentives for energy and demand savings related to energy efficiency and demand response programs. In November 2013, the NMPRC issued an order authorizing PNM to recover an incentive equal to 7.6% of annual program costs beginning with program implementation in December 2013. Based on PNM’s currently approved program costs, this equates to an estimated annual incentive of $1.7 million.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

FPPAC Continuation Application

Pursuant to the rules of the NMPRC, public utilities are required to file an application to continue using their FPPAC every four years. On May 28, 2013, PNM filed the required continuation application and requested that its current FPPAC be modified to increase the reset frequency of the fuel factor from annually to quarterly, to allow PNM to retain 10% of its off-system sales margin, and to apply the same carrying charge rate to both over and under collections in the balancing account. On December 20, 2013, a stipulated agreement was filed to resolve this case. A public hearing on the stipulation was held on February 25, 2014. The Hearing Examiner recommended approval of the settlement in its entirety to the NMPRC. On April 23, 2014, the NMPRC approved the stipulation. The settlement allows PNM to retain 10% of off-system sales margin from July 1, 2013 through December 31, 2016, resolves all costs related to the San Juan Coal mine fire discussed in Note 11, resolves the ratemaking treatment for coal pre-treatment at SJGS until the next rate case, requires PNM to write-off $10.5 million of the under-collected balance in its FPPAC balancing account, and requires PNM to extend the recovery of the remaining under-collected balance over 18 months beginning July 1, 2014. PNM recorded the $10.5 million write-off as a regulatory disallowance in the fourth quarter of 2013.

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
Applications for Approvals to Purchase Delta
As discussed in Note 9 of the Notes to Consolidated Financial Statements in the 2013 Annual Report on Form 10-K, PNM has entered in to an agreement to purchase Delta, a 132 MW natural gas peaking unit from which PNM currently acquires energy and capacity under a PPA. The agreement to purchase Delta required approvals by the NMPRC and FERC. On June 26, 2013, the NMPRC granted PNM’s CCN application and approved PNM’s proposed ratemaking treatment. FERC approved the purchase on February 26, 2013. PNM anticipates closing on the purchase in the second quarter of 2014.
Application for Approval of La Luz Generating Station
On May 17, 2013, PNM filed an application with the NMPRC for a CCN to construct, own, and operate a 40 MW gas-fired generating facility near Belen, New Mexico. The application also requested a determination of related ratemaking principles and treatment. The facility was initially expected to cost approximately $63.2 million and go into service in the first quarter of 2016. PNM has entered into a contract for purchase of the turbine to be used for this project and a separate contract for the construction of the facility on a turn-key basis. Both contracts allow PNM to cancel if NMPRC approval is not obtained. On February 20, 2014, a stipulated agreement was filed that would resolve the case. The parties to the stipulation are PNM, the NMPRC staff, and another intervenor. The parties to the stipulation agree that a CCN should be granted and establishes a value of up to $56 million to be included in rate base for the facility. A public hearing was held on April 29, 2014. At the conclusion of the hearing, the Hearing Examiner requested that the parties to the stipulation draft a recommended decision approving the stipulation. PNM is unable to predict the outcome of this matter.
San Juan Generating Station Units 2 and 3 Retirement

As discussed in Note 11, on December 20, 2013, PNM filed an application at the NMPRC to retire SJGS Units 2 and 3 on December 31, 2017. In that application, PNM also seeks approval to recover the net book value of SJGS Units 2 and 3 at the date of retirement, for a CCN to include PNM’s share of PVNGS Unit 3 as a resource to serve New Mexico consumers, authority to install SNCRs on SJGS Units 1 and 4, and a CCN to exchange 78 MW in SJGS Unit 3 for the same amount of capacity in SJGS Unit 4. PNM requested the NMPRC issue its final ruling on the application no later than December 2014. A public hearing on the application has been scheduled to commence on August 19, 2014. Depending upon the terms and conditions agreed to as a result of the negotiations, including PNM’s share of the capacity of SJGS Unit 4, PNM may amend its December 20, 2013 filing with the NMPRC. PNM will also make an application at FERC to seek approval of the restructured SJGS participation agreements. PNM is unable to predict the outcome of these matters.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Formula Transmission Rate Case
On December 31, 2012, PNM filed an application with FERC for authorization to move from charging stated rates for wholesale electric transmission service to a formula rate mechanism pursuant to which rates for wholesale transmission service are calculated annually in accordance with an approved formula. In a settlement of a prior transmission rate case, the parties agreed that no party would oppose the general principle of a formula rate, although the parties may still object to particular aspects of the formula. PNM’s proposed formula includes updating cost of service components, including investment in plant and operating expenses, based on information contained in PNM’s annual financial report filed with FERC, as well as including projected large transmission capital projects to be placed into service in the following year. The projections included are subject to true-up in the following year formula rate. Certain items, including changes to return on equity and depreciation rates, require a separate filing to be made with FERC before being included in the formula rate. As filed, PNM’s request would result in a $3.2 million wholesale electric transmission rate increase, based on PNM’s 2011 data and a 10.81% return on equity (“ROE”), and authority to adjust transmission rates annually based on an approved formula.
On March 1, 2013, FERC issued an order (1) accepting PNM’s revisions to its rates for filing and suspending the proposed revisions to become effective August 2, 2013, subject to refund; (2) directing PNM to submit a compliance filing to establish its ROE using the median, rather than the mid-point, of the ROEs from a proxy group of companies; (3) directing PNM to submit a compliance filing to remove from its rate proposal the acquisition adjustment related to PNM’s 60% ownership of the EIP transmission line, which was acquired in 2003 ; and (4) setting the proceeding for hearing and settlement judge procedures. PNM would be allowed to make a separate filing related to recovery of the EIP acquisition adjustment. On April 1, 2013, PNM made the required compliance filing. In addition, PNM filed for rehearing of FERC’s order regarding the ROE. On June 3, 2013, PNM made additional filings incorporating final 2012 data into the formula rate request. The updated formula rate would result in a $1.3 million rate increase over the rates approved by FERC on January 2, 2013. The new rates will apply to all of PNM’s wholesale electric transmission service customers. The new rates will not apply to PNM’s retail customers. On June 10, 2013, FERC denied PNM’s motion for rehearing regarding FERC’s order requiring PNM to use the median, instead of the midpoint, to calculate its ROE for the formula rate case. On August 2, 2013, the new rates went into effect, subject to refund. On May 1, 2014, PNM updated its formula rate incorporating 2013 data resulting in a $0.5 million rate increase over the current rates. PNM anticipates filing the updated rate request with FERC on June 1, 2014, at which time the new rates will be effective, subject to refund. Settlement negotiations are ongoing concerning issues in this proceeding. PNM is unable to predict the outcome of this proceeding.
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
On September 26, 2013, Gallup issued a request for proposals for long-term power supply. PNM submitted a proposal in November 2013. On March 26, 2014, Gallup notified PNM that the contract for long-term power supply had been awarded to another utility.  PNM’s contract with Gallup will expire on June 29, 2014.  PNM’s 2013 revenues for power sold under the Gallup contract were $11.7 million.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On February 21, 2013, the PUCT filed a proposed rule to permit customers to opt-out of the AMS deployment. The PUCT adopted a rule on August 15, 2013 creating a non-standard metering service for retail customers choosing to decline standard metering service via an advanced meter. The cost of providing non-standard metering service will be borne by opt-out customers through an initial fee and ongoing monthly charge. All transmission and distribution utilities in ERCOT are required to initiate proceedings to establish these charges.
On September 30, 2013, TNMP filed an application to set the initial fee and monthly charges to be assessed for non-standard metering service provided to those retail customers who choose to decline the advanced meter necessary for standard metering service. TNMP’s filing seeks recovery of $0.2 million through proposed initial fees ranging from $142.84 to $247.48. An additional $0.5 million in ongoing expenses would be recovered via a proposed monthly charge of $38.99. The April 8, 2014 hearing on this matter has been suspended as the parties attempt to reach a settlement. TNMP cannot predict the outcome of this proceeding although TNMP does not expect it to have a material impact on its financial position, results of operations, or cash flows.
Energy Efficiency
TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor that includes projected program costs, under or over collected costs from prior years, case expenses, and performance bonuses (if the programs exceed expectations). On August 28, 2012, the PUCT approved a settlement that permitted TNMP to collect an aggregate of $5.2 million effective January 1, 2013. On October 25, 2013, the PUCT approved a settlement that permits TNMP to collect an aggregate of $5.6 million beginning March 1, 2014. By June 1, 2014, TNMP will file its 2015 energy efficiency cost recovery factor application with the PUCT.

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
On January 21, 2014, TNMP filed an application to further update its transmission rates resulting from changes in its invested capital. The requested increase in total rate base is $18.2 million, which would increase revenues by $2.9 million annually. The PUCT ALJ approved TNMP’s interim transmission cost of service filing and rates went into effect with bills rendered on March 13, 2014.

(13)	Income Taxes

On January 3, 2013, the American Taxpayer Relief Act of 2012, which extended fifty percent bonus depreciation, was signed into law.  Due to provisions in the act, taxes payable to the State of New Mexico for 2013 were reduced, which resulted in an impairment of New Mexico wind energy production tax credits. In accordance with GAAP, PNMR was required to record this impairment, which after federal income tax benefit, amounted to $1.5 million as additional income tax expense during the three months ended March 31, 2013. This impairment is reflected in PNMR’s Corporate and Other segment.

On April 4, 2013, New Mexico House Bill 641 was signed into law. One of the provisions of the bill was to reduce the New Mexico corporate income tax rate from 7.6% to 5.9%. The rate reduction will be phased in from 2014 to 2018. In accordance with GAAP, PNMR and PNM adjusted accumulated deferred income taxes to reflect the tax rate at which the balances are expected to reverse during the period that includes the date of enactment, which was in three months ended June 30, 2013. At that time,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the portion of the adjustment related to PNM’s regulated activities was recorded as a reduction in deferred tax liabilities, which was offset by an increase in a regulatory liability, on the assumption that PNM will be required to return the benefit to customers over time. The increase in the regulatory liability was $23.9 million. In addition, the portion of the adjustment that is not related to PNM’s regulated activities was recorded as a reduction in deferred tax assets and an increase in income tax expense of $1.2 million. Changes in the estimated timing of reversals of deferred tax assets and liabilities will result in refinements of the impacts of this change in tax rates being recorded periodically until 2018, when the rate reduction is fully phased in. In the three months ended March 31, 2014, PNM’s regulatory liability was reduced by $4.6 million, which increased deferred tax liabilities. Additionally, deferred tax assets not related to PNM’s regulatory activities were reduced by $0.2 million, which increased income tax expense.

In 2013, the future reduction in taxes payable to the State of New Mexico resulting from the rate reduction in House Bill 641 and revisions in estimates of future taxable income resulted in a further impairment of New Mexico wind energy production tax credits. In accordance with GAAP, PNMR was required to record this impairment, which after federal income tax benefit, amounted to $2.4 million as additional income tax expense during the three months ended June 30, 2013.

In 2013, the FASB issued Accounting Standards Update 2013-11, which requires entities to present an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such carryforward could be used to offset the unrecognized tax benefit upon settlement.  The update is required to be applied prospectively for periods beginning after December 15, 2013, and early adoption was permitted.  The Company elected not to adopt the change for 2013, but did adopt it for 2014 as required by the update.  Had the Company applied the update at December 31, 2013, the effect would have been decreases in net operating deferred tax assets of $19.9 million for PNMR, $11.2 million for PNM, and $6.8 million for TNMP, along with the elimination of the corresponding assets and liabilities associated with unrecognized tax benefits. There was no impact to earning from adopting the update.

(14)	Related Party Transactions

PNMR, PNM, and TNMP are considered related parties as defined under GAAP. PNMR Services Company provides corporate services to PNMR and its subsidiaries in accordance with shared services agreements. The table below summarizes the nature and amount of related party transactions of PNMR, PNM, and TNMP:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Services billings:
PNMR to PNM	$21,066	$22,652
PNMR to TNMP	7,261	7,361
PNM to TNMP	109	108
TNMP to PNMR	—	2
Interest billings:
PNMR to TNMP	96	96
PNMR to PNM	53	1
PNM to PNMR	26	41
Income tax sharing payments:
PNMR to PNM	—	—
PNMR to TNMP	—	—

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

MD&A FOR PNMR

EXECUTIVE SUMMARY
Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 748,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP.
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

Both PNM and TNMP seek cost recovery for their investments through general rate cases and various rate riders. The PUCT has approved mechanisms that allow TNMP to recover capital invested in transmission and distribution projects without having to file a general rate case, which allows for more timely recovery. The PUCT approved TNMP’s most recent request for additional investments in transmission assets on March 13, 2014. The NMPRC has approved rate riders for renewable energy and energy efficiency that also allow for more timely recovery of investments and improve the ability to earn authorized returns from PNM’s retail customers. Recently, PNM completed rate proceedings for all of its FERC regulated transmission customers and for NEC, its largest wholesale generation services customer, which improved PNM’s returns for providing those services. In addition, PNM currently has a pending case before FERC in which it is requesting an increase in rates charged to transmission customers based on a formula rate mechanism. However, Gallup, PNM’s second largest customer for wholesale generation services, has informed PNM that it will obtain power from another utility at the end of the current contract on June 29, 2014. Additional information about rate filings is provided in Note 17 of the Notes to Consolidated Financial Statements in the 2013 Annual Reports on Form 10-K and in Note 12.
Fair and timely rate treatment from regulators is crucial to PNM and TNMP earning their allowed returns, which is critical for PNMR’s ability to achieve its strategic goals. PNMR believes that if the utilities earn their allowed returns, it would be viewed positively by credit rating agencies and would further improve the Company’s ratings, which could lower costs to utility customers.

Also, earning allowed returns should result in increased earnings for PNMR, which would lead to increased total returns to investors.

PNM’s interest in PVNGS Unit 3 is currently excluded from NMPRC jurisdictional rates. While PVNGS Unit 3’s financial results are not included in the authorized returns on its regulated business, it impacts PNM’s earnings and has been demonstrated to be a valuable asset. Power generated from PNM’s 134 MW interest in PVNGS Unit 3 is currently sold into the wholesale market and any earnings or losses are attributable to shareholders. As part of compliance with the requirements for BART at SJGS discussed below, PNM has requested NMPRC approval to include PVNGS Unit 3 as a jurisdictional resource in the determination of rates charged to customers in New Mexico beginning in 2018.
Maintaining Investment Grade Credit Ratings
PNM is committed to maintaining investment grade credit ratings. The credit ratings for PNMR, PNM, and TNMP were set forth under the heading Liquidity in the MD&A contained in the 2013 Annual Reports on Form 10-K. As discussed under the subheading Liquidity in MD&A - Liquidity and Capital Resources below, S&P raised the corporate credit ratings and senior debt ratings for PNMR, PNM, and TNMP, as well as the preferred stock rating for PNM, on April 5, 2013. S&P retained the outlook as stable for all entities. On June 21, 2013, Moody’s changed the ratings outlook for PNMR, PNM, and TNMP to positive from stable. On January 30, 2014, Moody’s raised the credit ratings for PNMR, PNM and TNMP by one notch, while maintaining the positive outlook. All of the Company’s credit ratings issued by both Moody’s and S&P are now investment grade. On April 30, 2014, S&P changed the outlook for PNMR, PNM, and TNMP to positive from stable.
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
PNMR’s long-term target is a dividend payout ratio of 50 percent to 60 percent of its ongoing earnings. Ongoing earnings, which is a non-GAAP financial measure, excludes certain non-recurring, infrequent, and other items from earnings determined in accordance with GAAP. The annual common stock dividend was raised by 16 percent in February 2012, 14 percent in February 2013, and 12 percent in December 2013. PNMR expects to provide above-average dividend growth in the near-term and to manage the payout ratio to meet its long-term target. The Board will continue to evaluate the dividend on an annual basis, considering sustainability and growth, capital planning, and industry standards.

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
In September 2011, TNMP began its deployment of smart meters in homes and businesses across its Texas service area. Through March 31, 2014, TNMP had completed installation of more than 142,000 smart meters, which is approximately 62% of the anticipated total. TNMP’s deployment is expected to be completed in 2016.
As part of the State of Texas’ long-term initiative to create a smart electric grid, installation of smart meters will ultimately give consumers more data about their energy consumption and help them make more informed decisions. In 2014, TNMP will install a new outage management system that will leverage capabilities of the smart meters to enhance TNMP’s responsiveness to outages.

During the 2011 to 2013 period, PNM and TNMP together invested $937.5 million in utility plant, including substations, power plants, nuclear fuel, and transmission and distribution systems. In 2012, PNM announced plans for the 40 MW natural gas-fired La Luz peaking generating station to be located near Belen, New Mexico. PNM filed a request in May 2013 with the NMPRC for approval to construct the La Luz plant, which is expected to begin in 2014, with the facility going into service in 2016. PNM also announced an agreement to purchase Delta, a 132 MW gas-fired peaking facility, which has served PNM jurisdictional needs under a 20-year PPA since 2000. The purchase has been approved by the NMPRC and FERC. PNM anticipates closing on the Delta purchase in the second quarter of 2014.
Environmentally Responsible Power
PNMR has a long-standing record of environmental stewardship. PNMR’s environmental focus has been in three key areas:

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
Renewable Energy
PNM’s 2013 renewable procurement strategy almost doubled PNM’s existing solar capacity with the addition of 21.5 MW of utility-owned solar capacity. In addition to the solar expansion, the 2013 plan included a 20-year agreement to purchase energy from a geothermal facility built near Lordsburg, New Mexico. The facility began providing power to PNM in January 2014. The current output of the facility is 4 MW and future expansion may result in up to 10 MW of generation capacity. PNM’s 2014 renewable procurement strategy calls for the construction of an additional 23 MW of utility-owned solar capacity, a 20-year PPA for the output of an existing 102 MW wind energy center beginning in 2015, and the purchase of RECs in 2014 and 2015 to meet the RPS.
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
PNM makes renewable procurements consistent with the plans approved by the NMPRC. PNM believes its currently planned resources will enable it to comply with the NMPRC’s diversity requirements, as amended in December 2012. PNM will continue to procure renewable resources while balancing the bill impact to customers in order to meet New Mexico’s escalating RPS requirements.

SJGS
PNM continues its efforts to comply with the EPA regional haze rule in a manner that minimizes the cost impact to customers while still achieving broad environmental benefits. Additional information about BART at SJGS is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2013 Annual Reports on Form 10-K and in Note 11.
In August 2011, EPA issued a FIP for regional haze that would require the installation of SCRs on all four units at SJGS by September 2016. Following approval by the majority of the other SJGS owners, PNM, NMED, and EPA agreed, on February 15, 2013, to pursue a revised plan that could provide a new BART path to comply with federal visibility rules at SJGS. The terms of the non-binding agreement would result in the retirement of SJGS Units 2 and 3 by the end of 2017 and the installation of SNCRs on Units 1 and 4 by the later of January 31, 2016 or 15 months after EPA approval of a revised SIP from the State of New Mexico. The revised SIP has been approved by the EIB and submitted to EPA for its approval. On April 30, 2014, EPA issued an advance copy of the proposed approval of the revised SIP. The 30-day public comment period will begin upon publication in the Federal Register. Final EPA action is expected by about the end of September 2014.
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

PNM requested the NMPRC issue its final ruling on the application no later than December 2014. On February 11, 2014, PNM’s application was determined to be complete. The Hearing Examiner indicated the NMPRC should proceed with the review of PNM’s application and establish a schedule that would allow NMPRC action on the application by the end of 2014. A public hearing on the application is scheduled to begin on August 19, 2014.

The December 20, 2013 filing also identifies a new 177 MW natural gas fired generation source and 40 MW of new utility-scale solar generation to replace a portion of PNM’s share of the reduction in generating capacity due to the retirement of SJGS Units 2 and 3. Specific approvals to acquire these facilities and the treatment of associated costs will be requested in future filings.

In connection with the implementation of the revised plan and the proposed retirement of SJGS Units 2 and 3, some of the SJGS participants have expressed a desire to exit their ownership in the plant. As a result, the SJGS participants are attempting to negotiate a restructuring of the ownership in SJGS, as well as addressing the obligations of the exiting participants for plant decommissioning, mine reclamation, environmental matters, and certain ongoing operating costs, among other items. The SJGS participants have engaged a mediator to assist in facilitating resolution of a number of outstanding matters among the owners. Although negotiations are continuing, no agreements have been reached. Owners of the affected units also may seek approvals of their utility commissions or governing boards. The December 20, 2013 NMPRC filing was based on the status of negotiations among the SJGS owners at that time. Depending upon the terms and conditions agreed to as a result of the negotiations, including PNM’s share of the capacity of SJGS Unit 4, PNM may amend its December 20, 2013 filing with the NMPRC. PNM is unable to predict the outcome of the negotiations.

PNM, as the SJGS operating agent, presented the SNCR project to the participants in Unit 1 and Unit 4 for approval in late October 2013. The project was approved for Unit 1, but the Unit 4 project did not obtain the required percentage of votes for approval. Other capital projects related to Unit 4 were also not approved by the participants. The SJPPA provides that PNM is authorized and obligated to take reasonable and prudent actions necessary for the successful and proper operation of SJGS pending resolution by the participants. PNM must evaluate its responsibilities and obligations as operating agent under the SJPPA regarding the SJGS Unit 4 capital projects that were not approved by the participants and take reasonable and prudent actions as it deems necessary. In March 2014, PNM requested that the owners of Unit 4 approve the expenditure of $1.9 million of costs critical to being able to comply with the time frame in the revised SIP with respect to Unit 4 project. The Unit 4 owners did not approve the expenditures. Thereupon, PNM issued a “Prudent Utility Practice” notice that, under the SJPPA, PNM was restarting certain critical activities to keep the Unit 4 project on schedule. PNM cannot predict the outcome of this matter.

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
Creating Value for Customers and Communities

The Company strives to deliver a superior customer experience by understanding the dynamic needs of its customers through ongoing market research, identifying and establishing best-in-class services and programs, and proactively communicating and engaging with customers at a regional and community level. In 2013, PNM refocused its efforts to improve the customer experience through an integrated marketing and communications strategy that encompassed brand repositioning and advertising, customer service improvements, and strategic customer and stakeholder engagement. As part of this effort, in February 2014, PNM launched an updated website that provides an increase in self-service options for customers, as well as a mobile platform.
Integrated communication around known satisfaction drivers, including billing and payment options, bill redesign, energy efficiency, and environmental and community stewardship ensured PNM retained traction from prior efforts, as well as gained new ground in critical areas, notably corporate citizenship perceptions. PNM’s perceived value to customers has also improved.
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
Economic Factors
In the three months ended March 31, 2014, PNM experienced a decrease in weather normalized retail load of 2.9% compared to the same period in 2013.  New Mexico’s economy still lags the nation in post-recession recovery. In the three months ended March 31, 2014, TNMP’s weather normalized retail load increased 8.1% compared to the same period in 2013. In recent years, New Mexico and Texas have fared better than the national average in unemployment although the unemployment rate in New Mexico exceeded the national average in March 2013. However, employment growth is a stronger predictor of load. Texas’ employment growth rates are well above the national rate, while New Mexico’s employment remains relatively flat.
Results of Operations
A summary of net earnings attributable to PNMR is as follows:

	Three Months Ended March 31,
	2014	2013	Change
	(In millions, except per share amounts)
Net earnings attributable to PNMR	$12.5	$10.6	$1.9
Average diluted common and common equivalent shares	80.4	80.6	(0.2)
Net earnings attributable to PNMR per diluted share	$0.16	$0.13	$0.03
The components of the change in earnings attributable to PNMR are:

Three Months Ended
March 31, 2014
(In millions)
PNM	$(3.9)
TNMP	3.1
Corporate and Other	2.6
Net change	$1.9
PNMR’s operational results were affected by the following:

•	Lower retail load at PNM partially offset by higher retail load in at TNMP

•
Rate increases for PNM and TNMP - additional information about these rate increases is provided in Note 17 of the Notes to Consolidated Financial Statements in the 2013 Annual Reports on Form 10-K and Note 12

•	Milder weather in PNM’s service territory in 2014 than 2013

•	Net unrealized gains and losses on mark-to-market economic hedges for sales and fuel costs not recoverable under PNM’s FPPAC

•	Higher prices for sales of power from PVNGS Unit 3

•	Increased income tax expense in 2013 due to impairments of state tax credits that did not recur in 2014 (Note 13)

•	Other factors impacting results of operation for each segment are discussed under Results of Operations below
 Liquidity and Capital Resources
The Company has revolving credit facilities that provide capacities for short-term borrowing and letters of credit of $300.0 million for PNMR and $400.0 million for PNM, both of which expire in October 2018. In addition, PNM has a $50.0 million revolving credit facility, which expires in January 2018, with banks having a significant presence in New Mexico and TNMP has a $75.0 million revolving credit facility, which expires in September 2018. Total availability for PNMR on a consolidated basis was $806.9 million at April 25, 2014. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.
The Company projects that its total capital requirements, consisting of construction expenditures and dividends, will total $2,564.5 million for 2014-2018, including amounts expended through March 31, 2014. The construction expenditures include estimated amounts related to environmental upgrades at SJGS to address regional haze and the identified sources of replacement capacity under the revised plan for compliance described in Note 11. The construction expenditures also include additional renewable resources anticipated to be required to meet the RPS, additional peaking resources needed to meet needs outlined in PNM’s current IRP, and environmental upgrades at Four Corners. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2014-2018 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements.
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

PNM

The following table summarizes the operating results for PNM:

	Three Months Ended March 31,
	2014	2013	Change
	(In millions)
Electric operating revenues	$262.7	$257.9	$4.8
Cost of energy	96.6	91.7	4.9
Margin	166.1	166.2	(0.1)
Operating expenses	107.7	103.2	4.5
Depreciation and amortization	27.1	25.8	1.3
Operating income	31.3	37.2	(5.9)
Other income (deductions)	3.8	4.1	(0.3)
Net interest charges	(19.8)	(20.0)	0.2
Segment earnings before income taxes	15.3	21.4	(6.1)
Income (taxes)	(4.1)	(6.6)	2.5
Valencia non-controlling interest	(3.5)	(3.2)	(0.3)
Preferred stock dividend requirements	(0.1)	(0.1)	—
Segment earnings	$7.5	$11.4	$(3.9)

The following table summarizes the significant changes to electric operating revenues, cost of energy, and margin:

	2013/2014 Change
	Three Months Ended March 31,
	Electric
	Operating	Cost of
	Revenues	Energy	Margin
	(In millions)
Customer usage/load	$(4.2)	$—	$(4.2)
Weather	(3.3)	—	(3.3)
Economy service	2.7	2.6	0.1
Wholesale rate increases	0.5	—	0.5
Renewable energy rider	4.5	2.2	2.3
Unregulated margin	1.5	(2.1)	3.6
Net unrealized economic hedges	3.0	0.9	2.1
Other	0.1	1.3	(1.2)
Net change	$4.8	$4.9	$(0.1)

The following table shows electric operating revenues by customer class and average number of customers:

	Three Months Ended March 31,
	2014	2013	Change
	(In millions, except customers)
Residential	$97.6	$104.3	$(6.7)
Commercial	89.6	88.3	1.3
Industrial	15.8	17.3	(1.5)
Public authority	5.2	5.3	(0.1)
Economy service	10.6	7.9	2.7
Other retail	3.6	3.4	0.2
Transmission	9.1	8.7	0.4
Firm-requirements wholesale	11.5	11.5	—
Other sales for resale	22.6	17.1	5.5
Mark-to-market activity	(2.9)	(5.9)	3.0
	$262.7	$257.9	$4.8
Average retail customers (thousands)	510.4	507.4	3.0
The following table shows GWh sales by customer class:

	Three Months Ended March 31,
	2014	2013	Change
	(Gigawatt hours)
Residential	775.0	851.3	(76.3)
Commercial	868.0	878.5	(10.5)
Industrial	240.0	252.6	(12.6)
Public authority	51.6	55.0	(3.4)
Economy service	191.4	176.7	14.7
Firm-requirements wholesale	160.9	177.2	(16.3)
Other sales for resale	583.9	532.8	51.1
	2,870.8	2,924.1	(53.3)

For the three months ended March 31, 2014, retail sales were lower compared to 2013 reflecting a continued sluggish economy in New Mexico. In particular, the Albuquerque metropolitan area continues to lag the nation in economic recovery. In spite of the economic pressures, PNM experienced year to date average retail customer growth of 0.6%. Weather negatively impacted revenues and margin $3.3 million during the three months ended March 31, 2014 as heating degree days were 13.8% lower for the three months ended March 31, 2014 compared to the same period in 2013. PNM’s weather normalized retail KWh sales were 2.9% lower for the three months ended March 31, 2014 compared to 2013, which decreased revenues and margin $4.2 million. There is no clear indication regarding the future of New Mexico’s economy, as it still lags the nation in post-recession recovery. Encouraging signs such as increased economic development activity and improved tax environment are contrasted by negative indicators such as a slip in employment growth and an increase in the unemployment rate in the first quarter of 2014. PNM continues to see some customer growth, as well as increasing peak demand levels, while at the same time, usage per customer has decreased. The growth is not yet strong enough to offset the decreased usage, which appears to be the result of economic concerns, as well as energy efficiency measures.

PNM implemented new rates for Gallup, its second largest wholesale customer, in July 2013 under a one-year agreement, which improved revenues and margins $0.5 million for the three months ended March 31, 2014 compared to 2013. PNM responded to Gallup’s request for proposals for long-term power supply.  On March 26, 2014, Gallup notified PNM that the contract for long-term power supply had been awarded to another utility.  PNM’s contract with Gallup will expire on June 29, 2014.  PNM’s 2013 revenues for power sold under the Gallup contract were $11.7 million. See Note 12.

In August 2012, PNM implemented its renewable energy rider, which recovers renewable energy procurement costs to meet the RPS, including the 22 MW of PNM-owned solar PV facilities completed in 2011. In January 2014, PNM increased the rate charged under the rider to include the 21.5 MW of PNM-owned solar PV facilities completed in 2013. See Note 12. For the three months ended March 31, 2014, this rider increased revenues by $4.5 million and cost of energy, reflecting the purchase of RECs, by $2.2 million. These revenues include a return on investment of $1.3 million for the three months ended March 31, 2014 compared to $0.8 million for the three months ended March 31, 2013. The remaining revenues from this rider recover renewable energy operating, depreciation, and interest expenses.

For the three months ended March 31, 2014, unregulated revenue increased $1.5 million and margin increased $3.6 million. Higher market power prices for PNM’s share of PVNGS Unit 3, increased revenues and margins by $1.5 million for the three months ended March 31, 2014 compared to 2013. In addition, gas imbalance settlements lowered cost of energy $2.1 million for the three months ended March 31, 2014 compared to 2013.

Changes in unrealized mark-to-market gains and losses result from economic hedges for sales and fuel costs not covered under the FPPAC, primarily associated with PVNGS Unit 3. Unrealized losses of $2.8 million for the three months ended March 31, 2014 compared to unrealized losses of $4.9 million for the three months ended March 31, 2013, increased margin by $2.1 million.

PNM provides economy energy services to a major customer. In spite of the increase in KWh sales to this customer for the three months ended March 31, 2014 compared to 2013, there is only a minor impact in margin resulting from providing ancillary services. Other changes in revenues and cost of energy for this customer are a pass through with no impact to margin. Other drivers of changes in revenue, cost of energy, and margin include lower consumption by firm-requirements wholesale customers and off-system sales and purchases not included in PNM’s FPPAC.

For the three months ended March 31, 2014, operating expenses increased $4.5 million compared to 2013. In the three months ended March 31, 2014, higher maintenance expenses for outages at San Juan, Four Corners, and PNM’s natural gas-fired plants of $1.0 million, $0.7 million, and $1.0 million were partially offset by lower maintenance expenses of $0.5 million at PVNGS. Higher Arizona property taxes increased operating expenses of $0.9 million for the three months ended March 31, 2014 compared to 2013. Bad debt expense increased $0.6 million in the three months ended March 31, 2014 compared to 2013. Higher renewable rider expenses of $0.4 million, which is offset in revenue, increased operating expenses for the three months ended March 31, 2014 compared to 2013. In addition, higher pension and retiree medical expense of $0.2 million increased operating expenses for the three months ended March 31, 2014 compared to 2013.

Depreciation and amortization expense increased $1.3 million in the three months ended March 31, 2014 compared to 2013 due to additions to utility plant in service, including 21.5 MW of PNM-owned solar PV facilities. Depreciation on the PNM-owned solar PV facilities is recovered through the renewable energy rider discussed above.

Other income (deductions) decreased $0.3 million for the three months ended March 31, 2014 compared to 2013. Higher income from investments held by the NDT of $0.8 million were offset by retirements of PVNGS Unit 3 plant in service of $0.7 million and lower interest income on PVNGS lessor notes of $0.5 million due to lower outstanding balances.

For the three months ended March 31, 2014, interest expense decreased $0.2 million compared to 2013, primarily due to lower short-term borrowings expense partially offset by interest expense on new long-term borrowings under the $175.0 million PNM 2014 Term Loan Agreement. See Note 9.

TNMP

The following table summarizes the operating results for TNMP:

	Three Months Ended March 31,
	2014	2013	Change
	(In millions)
Electric operating revenues	$66.2	$59.8	$6.4
Cost of energy	16.0	13.0	3.0
Margin	50.2	46.7	3.4
Operating expenses	21.1	22.0	(0.9)
Depreciation and amortization	11.8	11.7	0.1
Operating income	17.3	13.1	4.2
Other income (deductions)	0.2	0.2	—
Net interest charges	(6.6)	(7.2)	0.6
Segment earnings before income taxes	10.9	6.0	4.9
Income (taxes)	(4.1)	(2.3)	(1.8)
Segment earnings	$6.8	$3.7	$3.1
The following table summarizes the significant changes to total electric operating revenues, cost of energy, and margin:

	2013/2014 Change
	Three Months Ended March 31,
	Electric
	Operating	Cost of
	Revenues	Energy	Margin
	(In millions)
Rate increases	$1.5	$—	$1.5
Demand based customers	0.7	—	0.7
Customer usage/load	0.5	—	0.5
Customer growth	0.3	—	0.3
Weather	0.5	—	0.5
Recovery of third-party transmission costs	3.0	3.0	—
AMS surcharge	0.9	—	0.9
CTC surcharge	0.4	—	0.4
Other	(1.4)	—	(1.4)
Net change	$6.4	$3.0	$3.4

The following table shows total electric operating revenues by retail tariff consumer class, including intersegment revenues, and average number of consumers:

	Three Months Ended March 31,
	2014	2013	Change
	(In millions, except consumers)
Residential	$26.8	$22.9	$3.9
Commercial	23.2	20.9	2.3
Industrial	3.5	3.0	0.5
Other	12.7	13.0	(0.3)
	$66.2	$59.8	$6.4
Average consumers (thousands) (1)	236.7	234.1	2.6

(1)
TNMP provides transmission and distribution services to REPs that provide electric service to consumers in TNMP’s service territories. The number of consumers above represents the customers of these REPs. Under TECA, consumers in Texas have the ability to choose any REP to provide energy.

The following table shows GWh sales by retail tariff consumer class:

	Three Months Ended March 31,
	2014	2013	Change
	(Gigawatt hours)
Residential	642.1	561.4	80.7
Commercial	540.1	478.3	61.8
Industrial	648.1	552.5	95.6
Other	23.5	21.5	2.0
	1,853.8	1,613.7	240.1

For the three months ended March 31, 2014, revenues and margin increased by $1.5 million compared to 2013 due to transmission rate increases in March 2013, September 2013, and March 2014. See Note 12. TNMP experienced customer growth of 1.1%, increasing revenues and margin by $0.3 million for the three months ended March 31, 2014 compared to 2013. Higher weather normalized usage per customer increased revenues and margin by $0.5 million for the three months ended March 31, 2014 compared to 2013. TNMP’s weather normalized retail KWh sales increased 8.1% for the three months ended March 31, 2014 compared to 2013. Colder temperatures in the three months ended March 31, 2014 compared to 2013, resulted in increased revenues and margin of $0.5 million. For the three months ended March 31, 2014 compared to 2013, heating degree days were 30.1% higher, which was partially offset by cooling degree days being 36.8% lower.

Demand based revenues and margin for the three months ended March 31, 2014 increased by $0.7 million compared to 2013. This primarily results from TNMP, under a PUCT approved tariff, lowering the power factor billing threshold from 700 KW to 300 KW.

Differences between revenues and costs charged by third party transmission providers are deferred and recovered through a transmission cost recovery factor resulting in no impact on margin. Higher transmission cost of energy resulting from rate increases from other transmission service providers within ERCOT increased cost of energy $3.0 million for the three months ended March 31, 2014 compared to 2013. These increases in cost of energy resulted in TNMP rate increases for the recovery of third party transmission costs increasing revenue $3.0 million for the three months ended March 31, 2014 compared to 2013.

The AMS surcharge increased revenues and margin by $0.9 million for the three months ended March 31, 2014 compared to 2013, which amounts are offset by increases in operating expenses and depreciation. The CTC surcharge increased revenues and margin by $0.4 million for the three months ended March 31, 2014 compared to 2013, which amounts are also offset by increases depreciation and amortization expense. Other revenues, which include recovery of the Hurricane Ike, rate case expenses, and energy efficiency programs, were lower for the three months ended March 31, 2014 compared to 2013. These lower revenues were offset by decreases in operating expenses and depreciation and amortization. The Hurricane Ike surcharge was terminated in November of 2013 due to full recovery of costs associated with this hurricane.

Operating expenses decreased $0.9 million for the three months ended March 31, 2014 compared to 2013. Lower employee healthcare claims of $0.5 million and lower property and casualty claims of $0.1 million decreased operating expense for the three months ended March 31, 2014 compared to 2013. Lower vegetation management of $0.2 million and lower labor costs of $0.2 million decreased operating expenses in the three months ended March 31, 2014 compared to 2013. In addition, lower energy efficiency program costs of $0.2 million decreased operating expense in the three months ended 2014, which is offset in revenue under TNMP’s energy efficiency cost recovery factor. These decreases were offset by an increase of $0.3 million for operating expenses associated with the installation of additional meters under the AMS deployment, which is recovered through the AMS surcharge.

Depreciation and amortization increased $0.1 million for the three months ended March 31, 2014 compared to 2013. Depreciation expense associated with the AMS deployment, which is recovered through the AMS surcharge, increased $0.5 million for the three months ended March 31, 2014 compared to 2013. Depreciation expense associated with the CTC, which is recovered through the CTC surcharge, increased $0.4 million for the three months ended March 31, 2014 compared to 2013. In addition, an increase in utility plant in service increased depreciation by $0.4 million for the three months ended March 31, 2014 compared to 2013. These increases are offset by lower amortization of the Hurricane Ike costs of $1.1 million for the three months ended March 31, 2014 compared to 2013.

Interest expense decreased $0.6 million for the three months ended March 31, 2014 compared to 2013. The decrease primarily results from the April 2013 exchange of $93.2 million of TNMP’s 9.5% First Mortgage Bonds for an equal amount of a new series of 6.95% First Mortgage Bonds.

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended March 31,
	2014	2013	Change
	(In millions)
Total revenues	$—	$—	$—
Cost of energy	—	—	—
Margin	—	—	—
Operating expenses	(3.2)	(3.7)	0.5
Depreciation and amortization	3.0	3.3	(0.3)
Operating income	0.2	0.4	(0.2)
Other income (deductions)	(0.7)	(1.8)	1.1
Net interest charges	(3.1)	(4.1)	1.0
Segment earnings (loss) before income taxes	(3.6)	(5.4)	1.8
Income (taxes) benefit	1.7	0.9	0.8
Segment earnings (loss)	$(1.9)	$(4.5)	$2.6

Operating expenses for Corporate and Other are net of amounts allocated to PNM and TNMP under shared service agreements. Changes in depreciation and amortization are offset in operating expenses as a result of allocation of these costs to other business segments. The change in operating expense is the result of lower depreciation and amortization for the three months ended March 31, 2014 compared to 2013 related to certain items of computer software that were fully depreciated in 2013 and changes in the allocation of certain items to PNM and TNMP.
The decrease in other income (deductions) during the three months ended March 31, 2014 compared to 2013 is due to losses related to corporate investments in 2013 that did not recur in 2014. Net interest charges decreased primarily due to lower interest charges resulting from the 2013 repurchase of $23.8 million principal amount of PNMR’s 9.25% Senior Unsecured Notes, Series A, due 2015. The remaining decrease in net interest charges is the result of lower borrowings and lower interest rates on short-term borrowings.

During the three months ended March 31, 2013, income (taxes) benefit for Corporate and Other included the impairment of New Mexico wind energy production tax credits of $1.5 million, after federal income tax benefits. No such impairment was incurred in 2014. See Note 13.

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the three months ended March 31, 2014 compared to March 31, 2013 are summarized as follows:

	Three Months Ended March 31,
	2014	2013	Change
	(In millions)
Net cash flows from:
Operating activities	$76.4	$(1.4)	$77.8
Investing activities	(74.4)	(62.2)	(12.2)
Financing activities	22.6	59.7	(37.1)
Net change in cash and cash equivalents	$24.6	$(3.9)	$28.5

The increase in PNMR’s cash flow from operating activities relate to $60.7 million lower contributions to the PNM and TNMP pension and other postretirement benefit plans in 2014 than in 2013. In addition, refunds of $15.2 million made to customers related to the settlement of PNM’s transmission rate in 2013 did not recur in 2014. Higher retail load at TNMP and other changes in assets and liabilities resulting from normal operations increased operating cash flows. These increases were partially offset by lower retail load at PNM.
The changes in PNMR’s cash flows from investing activities relate primarily to an increase of $10.3 million in utility plant additions in the three months ended March 31, 2014 compared to 2013. Utility plant additions at PNM were $7.2 million higher in the three months ended March 31, 2014 compared to 2013, including increases in transmission and distribution additions of $19.9 million, renewable energy additions of $0.4 million, and higher nuclear fuel purchases of $1.5 million. These increases were offset by lower generation additions of $14.6 million. TNMP utility plant additions increased $2.8 million in the three months ended March 31, 2014 compared to 2013, including increases in transmission and distribution additions of $2.4 million and AMS additions of $0.2 million. Corporate plant additions increased $0.3 million in 2014, primarily related to computer hardware and software.
The changes in PNMR’s cash flows from financing activities are primarily due to $33.8 million lower cash inflows from borrowings during the three months ended March 31, 2014 compared to the same period in 2013. Proceeds from long-term borrowings of $175.0 million under the PNM 2014 Term Loan Agreement were used to repay the existing $75.0 million PNM Term Loan Agreement and reduce short-term debt.

Financing Activities

See Note 6 of the Notes to Consolidated Financial Statements in the 2013 Annual Reports on Form 10-K and Note 9 for additional information concerning the Company’s financing activities. PNM must obtain NMPRC approval for any financing transaction having a maturity of more than 18 months. In addition, PNM files its annual short-term financing plan with the NMPRC. The Company’s ability to access the credit and capital markets at a reasonable cost is largely dependent upon its:

•	Ability to earn a fair return on equity

•	Results of operations

•	Ability to obtain required regulatory approvals

•	Conditions in the financial markets

•	Credit ratings

On March 5, 2014, PNM entered into the $175.0 million PNM 2014 Term Loan Agreement and used a portion of the funds borrowed there under to repay all amounts outstanding under the existing $75.0 million PNM Term Loan Agreement. The funds were also used to repay other short-term amounts outstanding. There were no prepayment penalties paid in connection with the termination of the PNM Term Loan Agreement. The PNM 2014 Term Loan Agreement includes customary covenants and conditions. The PNM 2014 Term Loan Agreement bears interest at a variable rate, which was 1.11% at March 31, 2014, and must be repaid on or before September 4, 2015. At March 31, 2014, the weighted average interest rate was 1.01% for borrowings outstanding under the twelve-month PNMR Term Loan Agreement, which matures in December 2014.

The PNM 2014 Term Loan Agreement, as well as the PNMR Term Loan Agreement, each contain one financial covenant, which requires the maintenance of debt-to-capital ratios of less than or equal to 65%.  These ratios for PNMR and PNM include the present value of payments under the PVNGS and EIP leases as debt.

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

Projected capital requirements, including amounts expended through March 31, 2014, are:

	2014	2015-2018	Total
	(In millions)
Construction expenditures	$509.0	$1,758.2	$2,267.2
Dividends on PNMR common stock	58.9	235.8	294.7
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$568.4	$1,996.1	$2,564.5
The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include estimated amounts of $80.0 million related to environmental upgrades at SJGS to address regional haze and $276.3 million related to the identified sources of replacement capacity under the revised plan for compliance described in Note 11. The above construction expenditures also include additional renewable resources anticipated to be required to meet the RPS, additional peaking resources to meet needs outlined in PNM’s current IRP, environmental upgrades at Four Corners of $80.3 million, the purchase of the leased portion of the EIP and the assets underlying three of the PVNGS Unit 2 leases at the expiration of those leases, and the anticipated purchase of Delta. Expenditures for the SJGS and Four Corners environmental upgrades are estimated to be $10.0 million in 2014. See Note 11 and Commitments and Contractual Obligations below. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to be able to pay dividends to PNMR. Note 5 of the Notes to Consolidated Financial Statements in the 2013 Annual Reports on Form 10-K describes regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.
During the three months ended March 31, 2014, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and the PNM 2014 Term Loan Agreement.

In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt that must be paid or refinanced at maturity. Note 6 of the Notes to Consolidated Financial Statements in the 2013 Annual Reports on Form 10-K contains information about the maturities of long-term debt. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances, make additional debt repurchases, or enter into other liquidity arrangements in the future.
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
The revolving credit facilities and the PNM New Mexico Credit Facility provide short-term borrowing capacity. The revolving credit facilities also allow letters of credit to be issued. Letters of credit reduce the available capacity under the facilities. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. The Company’s business is seasonal with more revenues and cash flows from operations being generated in the summer months. In general, the Company relies on the credit facilities to be the initial funding source for construction expenditures. Accordingly, borrowings under the facilities may increase over time. Depending on market and other conditions, the Company will periodically sell long-term debt and use the proceeds to reduce the borrowings under the credit facilities. Borrowings under the PNMR Revolving Credit Facility ranged from zero to $21.1 million during the three months ended March 31, 2014 and from $21.5 million to $54.2 million during the three months ended March 31, 2013. Borrowings under the PNM Revolving Credit Facility ranged from zero to $82.0 million during the three months ended March 31, 2014 and from $9.8 million to $130.8 million during the three months ended March 31, 2013. Borrowings under the PNM New Mexico Credit Facility during the three months ended March 31, 2014 ranged from zero to $25.0 million. TNMP had no borrowings under the TNMP Revolving Credit Facility during the three months ended March 31, 2014 and borrowings ranged from zero to $25.0 million during the three months ended March 31, 2013.
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
The credit ratings for PNMR, PNM, and TNMP were set forth under the heading Liquidity in the MD&A contained in the 2013 Annual Reports on Form 10-K. On January 30, 2014, Moody’s raised the senior unsecured rating for PNMR, the senior unsecured and issuer ratings for PNM, and the senior secured and issuer ratings for TNMP. Moody’s continued to maintain the ratings outlook for PNMR, PNM, and TNMP as positive. On April 30, 2014, S&P changed the outlook for PNMR, PNM, and TNMP to positive from stable. As of April 25, 2014, ratings on the Company’s securities were as follows:

	PNMR	PNM	TNMP
S&P
Senior secured debt	*	*	A-
Senior unsecured debt	BBB-	BBB	*
Preferred stock	*	BB+	*
Moody’s
Senior secured debt	*	*	A2
Senior unsecured debt	Baa3	Baa2	*
Preferred stock	*	Ba2	*
* Not applicable

Investors are cautioned that a security rating is not a recommendation to buy, sell, or hold securities, that it is subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

A summary of liquidity arrangements, which do not include the PNMR Term Loan Agreement or the PNM 2014 Term Loan Agreement, as of April 25, 2014 is as follows:

	PNMR Separate	PNM Separate	TNMP Separate	PNMR Consolidated
	(In millions)
Financing capacity:
Revolving credit facility	$300.0	$400.0	$75.0	$775.0
PNM New Mexico Credit Facility	—	50.0	—	50.0
Total financing capacity	$300.0	$450.0	$75.0	$825.0

Amounts outstanding as of April 25, 2014:
Revolving credit facility	$—	$—	$6.0	$6.0
PNM New Mexico Credit Facility	—	—	—	—
Letters of credit	8.6	3.2	0.3	12.1

Total short–term debt and letters of credit	8.6	3.2	6.3	18.1

Remaining availability as of April 25, 2014	$291.4	$446.8	$68.7	$806.9
Invested cash as of April 25, 2014	$2.0	$9.3	$—	$11.3
The above table excludes intercompany debt. As of April 25, 2014, TNMP had $41.2 million in borrowings from PNMR under their intercompany loan agreement. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.
PNMR can offer new shares of common stock through the PNM Resources Direct Plan under a SEC shelf registration statement that expires in August 2015. PNM has a shelf registration statement for up to $440.0 million of senior unsecured notes that will expire in May 2014.
Off-Balance Sheet Arrangements
PNMR’s off-balance sheet arrangements include PNM’s operating lease obligations for PVNGS Units 1 and 2, the EIP transmission line, and Delta. These arrangements help ensure PNM the availability of lower-cost generation needed to serve customers. See MD&A - Off-Balance Sheet Arrangements and Notes 7 and 9 of the Notes to Consolidated Financial Statements in the 2013 Annual Reports on Form 10-K. See Note 5 and Note 6 for additional information concerning the PVNGS Leases and Delta.
Commitments and Contractual Obligations
PNMR, PNM, and TNMP have contractual obligations for long-term debt, operating leases, construction expenditures, purchase obligations, and certain other long-term obligations. See MD&A - Commitments and Contractual Obligations in the 2013 Annual Reports on Form 10-K.

 Contingent Provisions of Certain Obligations
As discussed in the 2013 Annual Reports on Form 10-K, PNMR, PNM, and TNMP have a number of debt obligations and other contractual commitments that contain contingent provisions. Some of these, if triggered, could affect the liquidity of the Company. In the unlikely event that the contingent requirements were to be triggered, PNMR, PNM, or TNMP could be required to provide security, immediately pay outstanding obligations, or be prevented from drawing on unused capacity under certain credit agreements. The contingent provisions also include contractual increases in the interest rate charged on certain of the Company’s short-term debt obligations in the event of a downgrade in credit ratings. The Company believes its financing arrangements are sufficient to meet the requirements of the contingent provisions. No conditions have occurred that would result in any of the above contingent provisions being implemented.

Capital Structure
The capitalization tables below include the current maturities of long-term debt, but do not include short-term debt and do not include operating lease obligations as debt.

	March 31, 2014	December 31, 2013
PNMR
PNMR common equity	47.3%	48.8%
Preferred stock of subsidiary	0.3%	0.3%
Long-term debt	52.4%	50.9%
Total capitalization	100.0%	100.0%

PNM
PNM common equity	46.5%	48.2%
Preferred stock	0.4%	0.4%
Long-term debt	53.1%	51.4%
Total capitalization	100.0%	100.0%

TNMP
Common equity	60.3%	59.9%
Long-term debt	39.7%	40.1%
Total capitalization	100.0%	100.0%

OTHER ISSUES FACING THE COMPANY

Climate Change Issues

Background
According to EPA, gases that trap heat in the atmosphere are called greenhouse gases. The four primary greenhouse gases are CO2, methane, nitrous oxide, and fluorinated gases, including chlorofluorocarbons such as Freon. In 2013, GHG associated with PNM’s interests in its generating plants were approximately 7.0 million metric tons of CO2, which comprises the vast majority of PNM’s GHG.  By comparison, the total GHG in the United States in 2012, the latest year for which EPA has published this data, were approximately 6.5 billion metric tons, of which approximately 5.4 billion metric tons were CO2.
PNM has several programs underway to reduce or offset GHG from its resource portfolio, thereby reducing its exposure to climate change regulation. See Note 12. In 2011, PNM completed construction of 22 MW of utility-scale solar generation located at five sites on PNM’s system throughout New Mexico. In 2013, PNM expanded its renewable energy portfolio by constructing 21.5 MW of utility-scale solar generation. On December 18, 2013, the NMPRC approved PNM’s 2014 renewable energy procurement plan that includes construction of an additional 23 MW of utility-scale solar generation. This additional generation is anticipated to be online by the end of 2014. Since 2003 PNM has purchased the entire output of New Mexico Wind, which has an aggregate capacity of 204 MW, and will purchase the full output of Red Mesa Wind, which has an aggregate capacity of 102 MW, beginning in January 2015. PNM has signed a 20-year PPA for the output of Lightning Dock Geothermal, which began providing power to PNM in January 2014. The current output of the facility is 4 MW and future expansion may result in up to 10 MW of generation capacity. Additionally, PNM has a customer distributed solar generation program that represented 31 MW at the end of 2013 and is expected to grow to over 36 MW by the end of 2014. Once fully subscribed, the distributed solar programs will reduce PNM’s production from fossil-fueled electricity generation by 117 GWh per year. PNM offers its customers a comprehensive portfolio of energy efficiency and load management programs, with a 2013 budget of over $17 million, that PNM estimates saved approximately 76 GWh of electricity in 2013. Over the next 20 years, PNM projects the expanded energy efficiency and load management programs will provide the equivalent of approximately 13,565 GWh of electricity, which will avoid at least 6.8 million metric tons of CO2 based upon projected emissions from PNM’s system-wide resources. These estimates are subject to change because of the high uncertainty of many of the underlying variables, including changes in demand for electricity, and complex interrelationships between those variables.

Management periodically updates the Board on implementation of the corporate environmental policy and the Company’s environmental management systems, promotion of energy efficiency, and use of renewable resources.  The Board is also advised of the Company’s practices and procedures to assess the sustainability impacts of operations on the environment.  The Board considers associated issues around climate change, the Company’s GHG exposures, and financial consequences that might result from potential federal and/or state regulation of GHG.
As of December 31, 2013, approximately 74.7% of PNM’s generating capacity, including resources owned, leased, and under PPAs, all of which is located within the United States, consisted of coal or gas-fired generation that produces GHG. Based on current forecasts, the Company does not expect its output of GHG from existing sources to increase significantly in the near-term. Many factors affect the amount of GHG emitted. For example, if new natural gas-fired generation resources are added to meet increased load as anticipated in PNM’s current IRP, GHG would be incrementally increased. In addition, plant performance could impact the amount of GHG emitted. If PVNGS experienced prolonged outages, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG. As described in Note 11, on February 15, 2013, PNM, NMED, and EPA agreed to pursue a strategy to address the regional haze requirements of the CAA at the coal-fired SJGS, which would include the shutdown of SJGS Units 2 and 3. The shutdown of Units 2 and 3 would result in a reduction of GHG of approximately 50 percent at SJGS. That agreement also contemplates that gas-fired generation would be built to partially replace the retired capacity. Although replacement power strategies have not been finalized, the reduction in GHG from the retirement of the coal-fired generation would be far greater than the increase in GHG from replacement with gas-fired generation. On September 5, 2013, the EIB unanimously approved a revised SIP submitted by NMED that encompassed the February 15, 2013 agreement and the revised SIP was submitted to EPA for approval on October 18, 2013. On April 30, 2014, EPA issued an advance copy of the proposed approval of the revised SIP. Final EPA action on the revised SIP is expected by about the end of September 2014.
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
Given the geographic location of its facilities and customers, PNM generally has not been exposed to the extreme weather events and other physical impacts commonly attributed to climate change, with the exception of periodic drought conditions. PNM’s service areas also experience high winds, forest fires, and severe thunderstorms periodically. Climate changes are generally not expected to have material consequences in the near-term. Drought conditions in northwestern New Mexico could impact the availability of water for cooling coal-fired generating plants. Water shortage sharing agreements have been in place since 2004, although no shortage has been declared due to sufficient precipitation in the San Juan River basin. PNM also has a supplemental water contract in place with the Jicarilla Apache Nation to help address any water shortages from primary sources. The contract expires on December 31, 2016.  TNMP has operations in the Gulf Coast area of Texas, which experiences periodic hurricanes and drought conditions. In addition to potentially causing physical damage to TNMP-owned facilities, which disrupt the ability to transmit and/or distribute energy, hurricanes can temporarily reduce customers’ usage and demand for energy.

EPA Regulation
In April 2007, the United States Supreme Court held that EPA has the authority to regulate GHG under the CAA.  This decision heightened the importance of this issue for the energy industry.  In December 2009, EPA released its endangerment finding stating that the atmospheric concentrations of six key greenhouse gases (CO2, methane, nitrous oxides, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride) endanger the public health and welfare of current and future generations. In May 2010, EPA released the final PSD and Title V Greenhouse Gas Tailoring Rule (the “Tailoring Rule”) to address GHG from stationary sources under the CAA permitting programs. The purpose of the rule is to “tailor” the applicability of two programs, PSD and Title V operating permit programs, to avoid impacting millions of small GHG emitters. The rule focuses on the largest sources of GHG, including fossil-fueled electric generating units. This program currently covers new construction projects that emit GHG of at least 100,000 tons per year (even if PSD is not triggered for other pollutants). In addition, modifications at existing facilities that increase GHG by at least 75,000 tons per year will be subject to PSD permitting requirements, even if they do not significantly increase emissions of any other pollutant. PNM’s fossil-fueled generating plants are potentially subject to the Tailoring Rule because of the magnitude of GHG and other emissions. PNM’s existing plants other than Four Corners do not have any currently planned projects that would trigger PSD permitting for GHG. Four Corners may be subject to PSD review as a result of the SCR installation planned for Regional Haze compliance. Any newly constructed fossil-fired power plant would likely be subject to the Tailoring Rule.
On June 26, 2012, the D.C. Circuit rejected challenges to EPA’s 2009 GHG endangerment finding, GHG standards for light-duty vehicles, PSD Interpretive Memorandum (EPA’s so-called GHG “Timing Rule”), and the Tailoring Rule. The Court found that EPA’s endangerment finding and its light-duty vehicle rule “are neither arbitrary nor capricious,” that “EPA’s interpretation of the governing CAA provisions is unambiguously correct,” and that “no petitioner has standing to challenge the Timing and Tailoring Rules.” On October 15, 2013, the United States Supreme Court granted a petition for a Writ of Certiorari regarding the permitting of stationary sources that emit GHG. The Supreme Court limited the question that it will be reviewing to: “Whether EPA permissibly determined that its regulation of greenhouse gas emissions from new motor vehicles triggered permitting requirements under the Clean Air Act for stationary sources that emit greenhouse gases.” Specifically, the case deals with whether EPA’s determination that regulation of GHG from motor vehicles required EPA to regulate stationary sources under the PSD and Title V permitting programs. The petitioners argued that EPA’s determination that it was required to regulate GHG under the PSD and Title V Programs was unlawful as it violates Congressional intent.

On March 27, 2012, EPA issued its proposed carbon pollution standards, under Section 111(b) of the CAA, for GHG from new fossil-fueled EGU. The proposed NSPS set a limit of 1,000 lb of CO2/MWh and would cover newly constructed fossil-fueled EGUs larger than 25 MW. The proposed limit was based on the performance of natural gas combined cycle technology. Therefore, coal-fired power plants would only be able to comply with the standard by using carbon capture and sequestration technology. The proposed rule included an exemption for new simple cycle EGUs. EPA accepted comment on the proposed rule through June 25, 2012, during which EPA received over 2.5 million comments. As a result of the comments, EPA reproposed the EGU NSPS as discussed below.

On June 25, 2013, President Obama announced the President’s Climate Action Plan which outlines how his administration plans to cut GHG in the United States, prepare the country for the impacts of climate change, and lead international efforts to combat and prepare for global warming. The plan proposes actions that would lead to the reduction of GHG by 17% below 2005 levels by 2020. The President also issued a Presidential Memorandum to EPA to continue development of the GHG NSPS regulations for electric generators. The Presidential Memorandum establishes a timeline for the reproposal and issuance of a GHG NSPS for new sources and a timeline for the proposal and final rule for developing carbon pollution standards, regulations, or guidelines for GHG reductions from existing sources under Section 111(d) of the CAA. EPA met the President’s timeline for the reproposal of the GHG NSPS for new sources (under Section 111(b) of the CAA) by releasing the draft rule on September 20, 2013. In accordance with the Presidential Memorandum, EPA will issue a final rule in “a timely fashion thereafter.” EPA is also directed to issue the proposed GHG NSPS for modified and existing EGUs by June 1, 2014 and issue the final rule by June 1, 2015. Each state then must submit a SIP that addresses how the state will comply with the new regulation no later than June 30, 2016.

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
EPA’s reproposed GHG NSPS for new sources published on September 20, 2013 apply only to new fossil-fired EGUs. The reproposed standard would revise requirements for new fossil-fired utility boilers, integrated gasification combined cycle units, combined and simple cycle turbines, and new sources meeting certain other criteria. New fossil fuel-fired utility boilers including coal-fired and integrated gasification combined cycle units would be required to meet an emissions limit of 1,100 pounds of CO2 per MWh on a 12-operating month rolling average basis or an alternative limit of 1,000 to 1,050 pounds of CO2 per MWh based on an 84-operating month average. New coal-fired facilities would only be able to meet the standard by using partial carbon capture and sequestration technology. New combined or simple cycle gas turbines would be subject to an emission limit of either 1,000 or 1,100 pounds of CO2 per MWh based on whether the rated capacity of the unit is above or below 850 million BTUs per hour. The reproposed GHG NSPS removed the blanket exemption for simple-cycle turbines and instead provided an exemption for units that sell to the transmission grid less than one-third of their potential electric output over a three-year rolling average.
EPA regulation of GHG from large stationary sources will impact PNM’s fossil-fueled EGUs. Impacts could involve investments in efficiency improvements and/or control technologies at the fossil-fueled EGUs. In setting existing source standards, EPA has historically used technology-based performance standards on emission rates. The only end-of-pipe emission control technology for coal and gas fired power plants available for GHG reduction is carbon capture and sequestration, which is not yet a commercially demonstrated technology. There are limited efficiency enhancement measures that may be available to a subset of the existing EGUs; however, such measures would provide only marginal GHG improvements. It is also possible EPA may allow states to consider a broader range of emission reduction measures, such as fuel switching, end use energy efficiency, or renewable energy deployment. Additional GHG control technologies for existing EGUs may become viable in the future. The costs of such improvements or technologies could impact the economic viability of some plants.
The ultimate impact of EPA’s regulation of GHG to PNM is unknown because the regulatory requirements, including BACT implications and NSPS requirements, are in draft form or are still developing. PNM estimates that implementation of the revised SIP for BART at SJGS, which requires the installation of SNCRs on Units 1 and 4 by the later of January 2016 or 15 months after EPA approval of a revised SIP and the retirement of SJGS Units 2 and 3 by the end of 2017, will allow PNM on a system-wide basis to meet or exceed the President’s GHG reduction goal of 17% below 2005 levels by 2020. The reduction in CO2 emissions that will result from implementation of the revised SIP may allow PNM to meet future GHG regulations; however, until such regulations are finalized, PNM is uncertain of the requirements for compliance.
Federal Legislation
Prospects for enactment of legislation imposing a new or enhanced regulatory program to address climate change in Congress are unlikely in 2014, although there is growing interest among some policymakers in addressing climate change and there may be legislation in the future.  Instead, EPA is the primary venue for GHG regulation in the near future, especially for coal-fired units. PNM has assessed, and continues to assess, the impacts of potential climate change legislation or regulation on its business.  This assessment is preliminary and future changes arising out of the legislative or regulatory process could impact the assessment significantly.  PNM’s assessment includes assumptions regarding the specific GHG limits, the timing of implementation of these limits, the possibility of a cap and trade program including the associated costs and the availability of offsets, the development of technologies for renewable energy and to reduce emissions, and provisions for cost containment. Moreover, the assessment assumes various market reactions such as the price of coal and gas and regional plant economics.  These assumptions, at best, are preliminary and speculative. However, based upon these assumptions, the enactment of climate change legislation could, among other things, result in significant compliance costs, including large capital expenditures by PNM, and could jeopardize the economic viability of certain generating facilities. See Note 11.  In turn, these consequences could lead to increased costs to customers and affect results of operations, cash flows, and financial condition if the incurred costs are not fully recovered through regulated rates. Higher rates could also contribute to reduced usage of electricity.  PNM’s assessment process is ongoing, but too preliminary and speculative at this time for the meaningful prediction of financial impact.
State and Regional Activity
Pursuant to New Mexico law, each utility must submit an IRP to the NMPRC every three years to evaluate renewable energy, energy efficiency, load management, distributed generation, and conventional supply-side resources on a consistent and comparable basis.  The IRP is required to take into consideration risk and uncertainty of fuel supply, price volatility, and costs of anticipated environmental regulations when evaluating resource options to meet supply needs of the utility’s customers.  The NMPRC requires that New Mexico utilities factor a standardized cost of carbon emissions into their IRPs using prices ranging between $8 and $40 per metric ton of CO2 emitted and escalating these costs by 2.5% per year.  Under the NMPRC order, each utility must analyze these standardized prices as projected operating costs.  Reflecting the developing nature of this issue, the NMPRC order states that these prices may be changed in the future to account for additional information or changed circumstances.  However, PNM is required to use these prices for purposes of its IRP, and the prices may not reflect the costs that it ultimately will incur.  PNM’s IRP filed with the NMPRC on July 18, 2011 showed that while consideration of the NMPRC required carbon emissions costs did not significantly change the resource decisions regarding future facilities over the next 20 years, it did slightly impact the projected in-service dates of some of the identified resources.  Largely because future resource options are low-GHG emitting resources much higher GHG costs than assumed in the NMPRC analysis are necessary to impact future resource decisions. The primary consequence of the standardized cost of carbon emissions was an increase to generation portfolio costs.
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

See Notes 11 and 12 herein and Notes 16 and 17 of the Notes to Consolidated Financial Statements in the 2013 Annual Reports on Form 10-K for a discussion of commitments and contingencies and rate and regulatory matters.

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

As of March 31, 2014, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s 2013 Annual Reports on Forms 10-K. The policies disclosed included unbilled revenues, regulatory accounting, impairments, decommissioning and reclamation costs, derivatives, pension and other postretirement benefits, accounting for contingencies, income taxes, and market risk.

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

•
Uncertainty surrounding the status of PNM’s participation in jointly-owned generation projects resulting from the scheduled expiration of the operational agreements for SJGS and Four Corners, as well as the fuel supply agreement for SJGS, including potential restructuring and approval issues at SJGS and Four Corners necessary for operational and environmental compliance matters

•
Uncertainty regarding the requirements and related costs of decommissioning power plants and coal mines supplying certain power plants, as well as the ability to recover decommissioning costs from customers

•
The performance of generating units, transmission systems, and distribution systems, which could be negatively affected by operational issues, extreme weather conditions, terrorism, and cybersecurity breaches

•	Variability of prices and volatility and liquidity in the wholesale power and natural gas markets

•
Changes in price and availability of fuel and water supplies, including the ability of the mines supplying coal to PNM’s coal-fired generating units and the companies involved in supplying nuclear fuel to provide adequate quantities of fuel

•	The risks associated with completion of generation, transmission, distribution, and other projects

•	Regulatory, financial, and operational risks inherent in the operation of nuclear facilities, including spent fuel disposal uncertainties

•	The risk that reliability standards regarding available transmission capacity and other FERC rulemakings may negatively impact the operation of PNM’s transmission system

•	The Company’s ability to access the financial markets, including disruptions in the credit markets, actions by ratings agencies, and fluctuations in interest rates

•	The potential unavailability of cash from PNMR’s subsidiaries due to regulatory, statutory, or contractual restrictions

•	The impacts of decreases in the values of marketable equity securities maintained to provide for decommissioning, reclamation, pension benefits, and other post employment benefits

•	Commodity and counterparty credit risk transactions and the effectiveness of risk management

•	The outcome of legal proceedings, including the extent of insurance coverage

•	Changes in applicable accounting principles

Any material changes to risk factors occurring after the filing of PNMR’s, PNM’s, and TNMP’s 2013 Annual Reports on Form 10-K are disclosed in Item 1A, Risk Factors, in Part II of this Form 10-Q.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages the scope of its various forms of risk through a comprehensive set of policies and procedures with oversight by senior level management through the RMC. The Board’s Finance Committee sets the risk limit parameters. The RMC has oversight over the risk control organization. The RMC is assigned responsibility for establishing and enforcing the policies, procedures and limits and evaluating the risks inherent in proposed transactions on an enterprise-wide basis. The RMC’s responsibilities include:

• Establishing policies regarding risk exposure levels and activities in each of the business segments
• Approving the types of derivatives entered into for hedging
• Reviewing and approving hedging risk activities
• Establishing policies regarding counterparty exposure and limits
• Authorizing and delegating transaction limits
• Reviewing and approving controls and procedures for derivative activities
• Reviewing and approving models and assumptions used to calculate mark-to-market and market risk exposure
• Proposing risk limits to the Board’s Finance Committee for its approval
• Quarterly reporting to the Board’s Audit and Finance Committees on these activities

To the extent an open position exists, fluctuating commodity prices, interest rates, equity prices, and economic conditions can impact financial results and financial position, either favorably or unfavorably. As a result, the Company cannot predict with certainty the impact that its risk management decisions may have on its businesses, operating results, or financial position.
Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 7, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2014 and the year ended December 31, 2013, PNMR and PNM had no commodity derivative instruments designated as cash flow hedging instruments.
Commodity contracts, other than those that do not meet the definition of a derivative under GAAP, and those derivatives designated as normal purchases and normal sales, are recorded at fair value on the Condensed Consolidated Balance Sheets. The following table details the changes in PNMR’s net asset or liability balance sheet position for mark-to-market energy transactions.

	Three Months Ended
	March 31,
	2014	2013
Economic Hedges	(In thousands)
Sources of fair value gain (loss):
Net fair value at beginning of period	$3,273	$1,204
Amount realized on contracts delivered during period	1,201	(1,055)
Changes in fair value	(3,962)	(3,847)
Net mark-to-market change recorded in earnings	(2,761)	(4,902)
Net change recorded as regulatory assets and liabilities	(388)	(105)
Net fair value at end of period	$124	$(3,803)
The following table provides the maturity of PNMR's net assets (liabilities), giving an indication of when these mark-to-market amounts will settle and generate (use) cash.

Fair Value of Mark-to-Market Instruments at March 31, 2014

	Settlement Dates
	2014	2015	2016
	(In thousands)
Economic hedges
Prices actively quoted	$—	$—	$—
Prices provided by other external sources	(1,853)	2,337	(360)
Prices based on models and other valuations	—	—	—
Total	$(1,853)	$2,337	$(360)

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
PNM measures VaR for the positions in its wholesale portfolio (not covered by the FPPAC). For the three months ended March 31, 2014, the high, low, and average VaR amounts were $0.9 million, $0.6 million, and $0.7 million. For the year ended December 31, 2013, the high, low, and average VaR amounts were $1.4 million, $0.6 million, and $0.9 million. At March 31, 2014 and December 31, 2013, the VaR amounts for the PNM wholesale portfolio were $0.7 million and $0.6 million.
The VaR limits, which were not exceeded during the three months ended March 31, 2014 or the year ended December 31, 2013, represent an estimate of the potential gains or losses that could be recognized on the Company’s portfolios, subject to market risk, given current volatility in the market, and are not necessarily indicative of actual results that may occur, since actual future gains and losses will differ from those estimated. Actual gains and losses may differ due to actual fluctuations in market prices, operating exposures, and the timing thereof, as well as changes to the underlying portfolios during the year.

Credit Risk

The Company is exposed to credit risk from its retail and wholesale customers, as well as the counterparties to derivative instruments. The Company conducts counterparty risk analysis across business segments and uses a credit management process to assess the financial conditions of counterparties. The following table provides information related to PNMR’s credit exposure by the credit worthiness (credit rating) and concentration of credit risk for counterparties to derivative transactions. All credit exposures at March 31, 2014 will mature in less than two years.

Schedule of Credit Risk Exposure
March 31, 2014

Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$9,815	1	$8,426
Non-investment grade	—	—	—
Internal ratings:
Investment grade	905	—	—
Non-investment grade	345	—	—
Total	$11,065		$8,426

(1)
The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings - Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)
The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than firm-requirements wholesale customers), forward sales, and short-term sales. The exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At March 31, 2014, PNMR held $0.1 million of cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of March 31, 2014 was $8.4 million.

The PVNGS lessor notes are not exposed to credit risk, since the notes are repaid as PNM makes payments on the underlying leases. Other investments have no significant counterparty credit risk.

Interest Rate Risk

The majority of the Company’s long-term debt is fixed-rate debt and does not expose earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of PNMR’s consolidated long-term debt instruments would increase by 2.1%, or $43.1 million, if interest rates were to decline by 50 basis points from their levels at March 31, 2014. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity. As described in Note 6 of the Notes to Consolidated Financial Statements in the 2013 Annual Reports on Form 10-K, TNMP has long-term debt of $50.0 million that bears interest at a variable rate. However, TNMP has also entered into a hedging arrangement that effectively results in this debt bearing interest at a fixed rate, thereby eliminating interest rate risk. At April 25, 2014, PNMR, PNM, and TNMP had zero, zero, and $6.0 million of short term debt outstanding under their revolving credit facilities, which allow for a maximum aggregate borrowing capacity of $300.0 million for PNMR, $400.0 million for PNM, and $75.0 million for TNMP. PNM had no borrowings under its $50.0 million PNM New Mexico Credit Facility at April 25, 2014. The revolving credit facilities, the PNM New Mexico Credit Facility, the $175.0 million PNM 2014 Term Loan Agreement, and the $100.0 million PNMR Term Loan Agreement bear interest at variable rates, which averaged 1.15% for the TNMP Revolving Credit Facility, 1.01% for the PNMR Term Loan Agreement, and 1.10% for the PNM 2014 Term Loan Agreement on April 25, 2014, and the Company is exposed to interest rate risk to the extent of future increases in variable interest rates.

The investments held by PNM in trusts for decommissioning and reclamation had an estimated fair value of $230.3 million at March 31, 2014, of which 40.5% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 50 basis points from their levels at March 31, 2014, the decrease in the fair value of the fixed-rate securities would be 3.3%, or $3.1 million.

PNM does not directly recover or return through rates any losses or gains on the securities, including equity investments discussed below, in the trusts for decommissioning and reclamation. However, the overall performance of these trusts does enter into the periodic determinations of expense and funding levels, which are factored into the rate making process to the extent applicable to regulated operations. PNM is at risk for shortfalls in funding of obligations due to investment losses, including those from the equity market risks discussed below to the extent not ultimately recovered through rates charged to customers.

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation include certain equity securities at March 31, 2014. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 57.7% of the securities held by various trusts as of March 31, 2014. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $13.3 million.

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

Changes in internal controls

There have been no changes in each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Notes 11 and 12 for information related to the following matters, for PNMR, PNM, and TNMP, incorporated in this item by reference.

Note 11

•	The Clean Air Act - Regional Haze - SJGS

•	The Clean Air Act - Regional Haze - Four Corners

•	The Clean Air Act - Four Corners BART FIP Challenge

•	The Clean Air Act - Regional Haze Challenges

•	The Clean Air Act - Citizen Suit Under the Clean Air Act

•	The Clean Air Act - Four Corners Clean Air Act Lawsuit

•	WEG v. OSM NEPA Lawsuit

•	Navajo Nation Environmental Issues

•	Santa Fe Generating Station

•	Continuous Highwall Mining Royalty Rate

•	SJCC Arbitration

•	Four Corners Severance Tax Assessment

•	PVNGS Water Supply Litigation

•	San Juan River Adjudication

•	Rights-of-Way Matter

•	Complaint Against Southwestern Public Service Company

•	Navajo Nation Allottee Matters

Note 12

•	PNM - FPPAC Continuation Application

•	PNM - Applications for Approvals to Purchase Delta

•	PNM - Application for Approval of La Luz Generating Station

•	PNM - San Juan Generating Station Units 2 and 3 Retirement

•	PNM - Formula Transmission Rate Case

•	TNMP - Advanced Meter System Deployment

•	TNMP - Transmission Cost of Service Rates

See also Climate Change Issues under Other Issues Facing the Company in MD&A. The third paragraph under State and Regional Activity is incorporated in this item by reference.

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in PNMR’s, PNM’s, and TNMP’s Annual Reports on Form 10-K for the year ended December 31, 2013.

ITEM 5. OTHER INFORMATION

Amendment to PVNGS Participation Agreement

PNM, along with APS, SCE, Salt River Project Agricultural Improvement and Power District, El Paso Electric Company, Southern California Public Power Authority, and Department of Water and Power of the City of Los Angeles, are parties to a certain agreement entitled Arizona Nuclear Power Project Participation Agreement, dated as of August 23, 1973, as amended by fifteen amendments (as so amended, the “Participation Agreement”). The Arizona Nuclear Power Project is also known as PVNGS.

The Participation Agreement was further amended by Amendment Number 16, which was signed by the last of the parties on April 28, 2014. The purpose of Amendment Number 16 is to extend the expiration date of the Participation Agreement to align with the license extensions granted by the NRC on April 21, 2011 for each of the three units at PVNGS. The latest expiration date of the original operating licenses had been November 25, 2027, which was extended by the NRC to November 25, 2047.  Also, in accordance with Amendment Number 16, the term of the Participation Agreement would be automatically extended in the event of future extensions of the NRC operating licenses.

Leases of Interests in PVNGS Unit 2

See Note 6 for a discussion of PNM’s PVNGS Unit 2 leases. On May 1, 2014, PNM and PNMR Development, a wholly owned subsidiary of PNMR, entered into a letter agreement (the “Cypress Letter Agreement”) with Cypress Verde LLC and Cypress Second PV Partnership (together, the “Cypress Entities”). The Cypress Entities are the respective lessors under two (the “Cypress Leases”) of the three Unit 2 leases for which notices were given on January 13, 2014 that PNM would exercise its fair market value purchase option. Consistent with the Cypress Leases and such notices, the Cypress Letter Agreement specifies the fair market value of the 32.76 MW of generating capacity subject to both of the Cypress Leases as of the end of the original lease term, January 15, 2016. The agreed fair market value in total for both of the Cypress Leases as of January 15, 2016 is $85.2 million. The agreement with respect to such fair market value is binding on PNM and the Cypress Entities.

The Cypress Letter Agreement also constitutes a letter of intent containing non-binding terms relating to the possible purchase of the entities that own the leased assets by PNMR Development prior to the expiration of the leases on January 15, 2016. The prices for the early purchase of the interests would depend on the actual date of the purchase and range from $79.9 million if the purchase were to take place on June 1, 2014 up to $85.2 million if the purchase were to take place on January 14, 2016. In addition, an amount equal to the lessors’ equity return portion of the future lease payments discounted to the early purchase date would be due upon an early purchase. Such amount would be $5.8 million on June 1, 2014 and would decline to $1.2 million on January 14, 2016. Any obligation of PNMR Development to purchase such interests is subject to appropriate approvals by the Board and the board of PNMR Development and the negotiation of acceptable definitive agreements. PNMR and PNM are unable to predict whether or not the early purchase of the Cypress Leases by PNMR Development will take place prior to the expiration of the leases, at which time PNM is otherwise obligated to purchase the leased assets in accordance with its January 13, 2014 notices.

ITEM 6. EXHIBITS

3.1	PNMR	Articles of Incorporation of PNMR, as amended to date (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed November 21, 2008)

3.2	PNM	Restated Articles of Incorporation of PNM, as amended through May 31, 2002 (incorporated by reference to Exhibit 3.1.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

3.3	TNMP	Articles of Incorporation of TNMP, as amended through July 7, 2005 (incorporated by reference to Exhibit 3.1.2 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

3.4	PNMR	Bylaws of PNMR, with all amendments to and including December 8, 2009 (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed December 11, 2009)

3.5	PNM	Bylaws of PNM, with all amendments to and including May 31, 2002 (incorporated by reference to Exhibit 3.1.2 to PNM’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002)

3.6	TNMP	Bylaws of TNMP, with all amendments to and including June 18, 2013 (incorporated by reference to Exhibit 3.6 to TNMP’s Current Report on Form 8-K filed June 20, 2013)

10.1	PNMR	PNM Resources, Inc. 2014 Officer Annual Incentive Plan dated March 20, 2014

10.2	PNMR	PNM Resources, Inc. 2014 Long-Term Incentive Plan dated March 20, 2014

10.3	PNM
Amendment Number 16, effective as of April 28, 2014, to the Arizona Nuclear Power Project Participation Agreement, dated August 23, 1973, among Arizona Public Service Company, Salt River Project Agricultural Improvement and Power District, Southern California Edison Company, Public Service Company of New Mexico, El Paso Electric Company, Southern California Public Power Authority, and Department of Water and Power of the City of Los Angeles.

10.4	PNM	Letter Agreement dated May 1, 2014, among PNM, PNMR Development and Management Corporation, Cypress Verde LLC, and Cypress Second PV Partnership.

12.1	PNMR	Ratio of Earnings to Fixed Charges

12.2	PNM	Ratio of Earnings to Fixed Charges

12.3	TNMP	Ratio of Earnings to Fixed Charges

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNM	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	TNMP	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	PNMR, PNM, and TNMP	XBRL Instance Document

101.SCH	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Schema Document

101.CAL	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	May 2, 2014	/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Corporate Controller
(Officer duly authorized to sign this report)