Form 10-Q
period 2014-06-30
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2014-08-01
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 25, 2014, 79,653,624 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM outstanding as of July 25, 2014 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP outstanding as of July 25, 2014 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
Afton	Afton Generating Station
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, which is the operator and a co-owner of PVNGS and Four Corners
BACT	Best Available Control Technology
BART	Best Available Retrofit Technology
BHP	BHP Billiton, Ltd, the parent of SJCC
Board	Board of Directors of PNMR
BTU	British Thermal Unit
CAA	Clean Air Act
CCB	Coal Combustion Byproducts
CCN	Certificate of Convenience and Necessity
CO2	Carbon Dioxide
CTC	Competition Transition Charge
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
Delta	Delta-Person Generating Station
DOE	United States Department of Energy
DOI	United States Department of Interior
EGU	Electric Generating Unit
EIB	New Mexico Environmental Improvement Board
EIP	Eastern Interconnection Project
EIS	Environmental Impact Statement
EPA	United States Environmental Protection Agency
EPE	El Paso Electric
ERCOT	Electric Reliability Council of Texas
ESA	Endangered Species Act
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
Four Corners	Four Corners Power Plant
FPPAC	Fuel and Purchased Power Adjustment Clause
GAAP	Generally Accepted Accounting Principles in the United States of America
Gallup	City of Gallup, New Mexico
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
IBEW	International Brotherhood of Electrical Workers
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
KW	Kilowatt
KWh	Kilowatt Hour
Lightning Dock Geothermal	Lightning Dock geothermal power facility, also known as the Dale Burgett Geothermal Plant
Lordsburg	Lordsburg Generating Station

Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBTU	Million BTUs
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, Navajo Nation Safe Drinking Water Act, and Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
NEC	Navopache Electric Cooperative, Inc.
NERC	North American Electric Reliability Council
New Mexico Wind	New Mexico Wind Energy Center
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NMED	New Mexico Environment Department
NMPRC	New Mexico Public Regulation Commission
NOx	Nitrogen Oxides
NOPR	Notice of Proposed Rulemaking
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
OCI	Other Comprehensive Income
OPEB	Other Post Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
PNM	Public Service Company of New Mexico and Subsidiaries
PNM 2014 Term Loan Agreement	PNM’s $175.0 Million Unsecured Term Loan Facility
PNM New Mexico Credit Facility	PNM’s $50.0 Million Unsecured Revolving Credit Facility
PNM Revolving Credit Facility	PNM’s $400.0 Million Unsecured Revolving Credit Facility
PNM Term Loan Agreement	PNM’s $75.0 Million Unsecured Term Loan Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR Development	PNMR Development and Management Corporation
PNMR Revolving Credit Facility	PNMR’s $300.0 Million Unsecured Revolving Credit Facility
PNMR Term Loan Agreement	PNMR’s $100.0 Million Unsecured Term Loan Facility
PPA	Power Purchase Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
RCRA	Resource Conservation and Recovery Act
RCT	Reasonable Cost Threshold
REA	New Mexico’s Renewable Energy Act of 2004
REC	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
RMC	Risk Management Committee
RPS	Renewable Energy Portfolio Standard

SCR	Selective Catalytic Reduction
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SJPPA	San Juan Project Participation Agreement
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
SPS	Southwestern Public Service Company
S&P	Standard and Poor’s Ratings Services
TECA	Texas Electric Choice Act
Tenth Circuit	United States Court of Appeals for the Tenth Circuit
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2011 Term Loan Agreement	TNMP’s $50.0 Million Secured Term Loan
TNMP Revolving Credit Facility	TNMP’s $75.0 Million Revolving Credit Facility
TNP	TNP Enterprises, Inc. and Subsidiaries
Valencia	Valencia Energy Facility
VaR	Value at Risk
WACC	Weighted Average Cost of Capital
WEG	WildEarth Guardians

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Electric Operating Revenues	$346,160	$347,599	$675,057	$665,263
Operating Expenses:
Cost of energy	109,419	105,659	222,033	210,365
Administrative and general	45,235	43,139	89,093	87,829
Energy production costs	45,846	46,831	93,134	90,404
Depreciation and amortization	42,163	41,639	84,130	82,446
Transmission and distribution costs	16,068	17,148	32,974	33,443
Taxes other than income taxes	16,133	15,316	33,644	32,205
Total operating expenses	274,864	269,732	555,008	536,692
Operating income	71,296	77,867	120,049	128,571
Other Income and Deductions:
Interest income	2,040	2,833	4,158	5,467
Gains on available-for-sale securities	4,699	3,217	7,272	4,747
Other income	3,180	2,610	4,754	4,323
Other (deductions)	(2,169)	(4,194)	(5,102)	(7,546)
Net other income and deductions	7,750	4,466	11,082	6,991
Interest Charges	29,972	30,616	59,506	61,914
Earnings before Income Taxes	49,074	51,717	71,625	73,648
Income Taxes	15,893	20,334	22,313	28,303
Net Earnings	33,181	31,383	49,312	45,345
(Earnings) Attributable to Valencia Non-controlling Interest	(3,908)	(3,573)	(7,439)	(6,777)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(264)	(264)
Net Earnings Attributable to PNMR	$29,141	$27,678	$41,609	$38,304
Net Earnings Attributable to PNMR per Common Share:
Basic	$0.37	$0.35	$0.52	$0.48
Diluted	$0.36	$0.34	$0.52	$0.48
Dividends Declared per Common Share	$0.185	$0.165	$0.370	$0.330

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net Earnings	$33,181	$31,383	$49,312	$45,345
Other Comprehensive Income:
Unrealized Gain on Available-for-Sale Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(2,602), $(290), $(3,809) and $(3,401)	3,999	443	6,046	5,190
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $2,210, $2,185, $3,488 and $2,714	(3,397)	(3,333)	(5,369)	(4,140)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience (gain) loss recognized as net periodic benefit cost, net of income tax expense (benefit) of $(508), $(631), $(1,016) and $(1,262)	780	960	1,560	1,920
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $0, $3, $53 and $(1)	—	(6)	(100)	2
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $(42), $(18), $(61) and $(35)	79	33	115	64
Total Other Comprehensive Income (Loss)	1,461	(1,903)	2,252	3,036
Comprehensive Income	34,642	29,480	51,564	48,381
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,908)	(3,573)	(7,439)	(6,777)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(264)	(264)
Comprehensive Income Attributable to PNMR	$30,602	$25,775	$43,861	$41,340

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$49,312	$45,345
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	103,436	103,914
Deferred income tax expense	24,252	27,797
Net unrealized (gains) losses on commodity derivatives	3,187	1,729
Realized (gains) on available-for-sale securities	(7,272)	(4,747)
Stock based compensation expense	3,399	3,198
Other, net	38	255
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(17,543)	(23,021)
Materials, supplies, and fuel stock	6,346	(159)
Other current assets	(20,688)	3,870
Other assets	18,237	6,356
Accounts payable	(29,384)	(7,424)
Accrued interest and taxes	(2,830)	93,077
Other current liabilities	(3,341)	(21,310)
Other liabilities	(3,343)	(68,972)
Net cash flows from operating activities	123,806	159,908

Cash Flows From Investing Activities:
Additions to utility and non-utility plant	(160,893)	(153,512)
Proceeds from sales of available-for-sale securities	53,119	76,106
Purchases of available-for-sale securities	(54,338)	(77,882)
Return of principal on PVNGS lessor notes	10,231	10,965
Other, net	750	1,254
Net cash flows from investing activities	(151,131)	(143,069)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(44,200)	1,300
Long-term borrowings	255,000	75,000
Repayment of long-term debt	(125,000)	(9,445)
Cash paid in debt exchange	—	(13,048)
Proceeds from stock option exercise	4,446	11,345
Awards of common stock	(13,939)	(19,741)
Dividends paid	(29,732)	(24,958)
Valencia’s transactions with its owner	(8,189)	(8,675)
Other, net	(1,482)	(2,804)
Net cash flows from financing activities	36,904	8,974

Change in Cash and Cash Equivalents	9,579	25,813
Cash and Cash Equivalents at Beginning of Period	2,533	8,985
Cash and Cash Equivalents at End of Period	$12,112	$34,798

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$54,712	$58,267
Income taxes paid (refunded), net	$(2,534)	$(95,472)

Supplemental schedule of noncash investing and financing activities:
Changes in accrued plant additions	$(7,909)	$(3,375)
Premium on long-term debt incurred in connection with debt exchange	$—	$36,297

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$12,112	$2,533
Accounts receivable, net of allowance for uncollectible accounts of $1,535 and $1,423	92,230	90,251
Unbilled revenues	72,690	58,806
Other receivables	40,369	53,909
Materials, supplies, and fuel stock	60,877	67,223
Regulatory assets	45,287	24,416
Commodity derivative instruments	4,082	4,064
Income taxes receivable	6,471	7,066
Current portion of accumulated deferred income taxes	58,681	58,681
Other current assets	54,026	34,590
Total current assets	446,825	401,539
Other Property and Investments:
Investment in PVNGS lessor notes	17,519	32,200
Available-for-sale securities	236,427	226,855
Other investments	1,798	1,835
Non-utility property	4,284	4,353
Total other property and investments	260,028	265,243
Utility Plant:
Plant in service and plant held for future use	5,659,379	5,563,061
Less accumulated depreciation and amortization	1,860,816	1,838,832
	3,798,563	3,724,229
Construction work in progress	146,760	132,080
Nuclear fuel, net of accumulated amortization of $44,785 and $47,347	78,216	77,602
Net utility plant	4,023,539	3,933,911
Deferred Charges and Other Assets:
Regulatory assets	499,640	523,955
Goodwill	278,297	278,297
Commodity derivative instruments	1,515	3,002
Other deferred charges	94,348	94,263
Total deferred charges and other assets	873,800	899,517
	$5,604,192	$5,500,210

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$105,000	$149,200
Current installments of long-term debt	158,066	75,000
Accounts payable	88,191	109,666
Customer deposits	12,914	13,456
Accrued interest and taxes	46,564	49,600
Regulatory liabilities	473	1,081
Commodity derivative instruments	5,073	2,699
Dividends declared	132	14,864
Other current liabilities	70,456	77,105
Total current liabilities	486,869	492,671
Long-term Debt	1,717,188	1,670,420
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	852,846	801,408
Accumulated deferred investment tax credits	24,773	25,855
Regulatory liabilities	465,176	460,649
Asset retirement obligations	100,100	96,135
Accrued pension liability and postretirement benefit cost	72,726	80,046
Commodity derivative instruments	915	1,094
Other deferred credits	99,257	109,805
Total deferred credits and other liabilities	1,615,793	1,574,992
Total liabilities	3,819,850	3,738,083
Commitments and Contingencies (See Note 11)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders’ equity:
Common stock outstanding (no par value; 120,000,000 shares authorized; issued and outstanding 79,653,624 shares)	1,172,209	1,178,369
Accumulated other comprehensive income (loss), net of income taxes	(55,888)	(58,140)
Retained earnings	580,213	553,340
Total PNMR common stockholders’ equity	1,696,534	1,673,569
Non-controlling interest in Valencia	76,279	77,029
Total equity	1,772,813	1,750,598
	$5,604,192	$5,500,210

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNMR				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total PNMR Common Stockholder’s Equity		Total Equity
	(In thousands)
Balance at December 31, 2013	$1,178,369	$(58,140)	$553,340	$1,673,569	$77,029	$1,750,598
Proceeds from stock option exercise	4,446	—	—	4,446	—	4,446
Awards of common stock	(13,939)	—	—	(13,939)	—	(13,939)
Excess tax (shortfall) from stock-based payment arrangements	(66)	—	—	(66)	—	(66)
Stock based compensation expense	3,399	—	—	3,399	—	3,399
Valencia’s transactions with its owner	—	—	—	—	(8,189)	(8,189)
Net earnings before subsidiary preferred stock dividends	—	—	41,873	41,873	7,439	49,312
Subsidiary preferred stock dividends	—	—	(264)	(264)	—	(264)
Total other comprehensive income	—	2,252	—	2,252	—	2,252
Dividends declared on common stock	—	—	(14,736)	(14,736)	—	(14,736)
Balance at June 30, 2014	$1,172,209	$(55,888)	$580,213	$1,696,534	$76,279	$1,772,813

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Electric Operating Revenues	$275,704	$279,690	$538,441	$537,583
Operating Expenses:
Cost of energy	92,642	91,855	189,268	183,514
Administrative and general	40,603	36,622	79,213	75,381
Energy production costs	45,846	46,836	93,134	90,402
Depreciation and amortization	27,023	26,051	54,105	51,884
Transmission and distribution costs	10,183	11,133	21,510	21,735
Taxes other than income taxes	9,601	8,891	20,100	19,125
Total operating expenses	225,898	221,388	457,330	442,041
Operating income	49,806	58,302	81,111	95,542
Other Income and Deductions:
Interest income	2,065	2,868	4,193	5,541
Gains on available-for-sale securities	4,699	3,217	7,272	4,747
Other income	2,443	1,614	3,555	2,930
Other (deductions)	(1,630)	(1,471)	(3,647)	(2,911)
Net other income and deductions	7,577	6,228	11,373	10,307
Interest Charges	20,023	19,890	39,835	39,847
Earnings before Income Taxes	37,360	44,640	52,649	66,002
Income Taxes	13,106	14,943	17,189	21,532
Net Earnings	24,254	29,697	35,460	44,470
(Earnings) Attributable to Valencia Non-controlling Interest	(3,908)	(3,573)	(7,439)	(6,777)
Net Earnings Attributable to PNM	20,346	26,124	28,021	37,693
Preferred Stock Dividends Requirements	(132)	(132)	(264)	(264)
Net Earnings Available for PNM Common Stock	$20,214	$25,992	$27,757	$37,429

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net Earnings	$24,254	$29,697	$35,460	$44,470
Other Comprehensive Income:
Unrealized Gain on Available-for-Sale Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(2,602), $(290), $(3,809) and $(3,401)	3,999	443	6,046	5,190
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $2,210, $2,185, $3,488 and $2,714	(3,397)	(3,333)	(5,369)	(4,140)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience (gain) loss recognized as net periodic benefit cost, net of income tax expense (benefit) of $(508), $(631), $(1,016) and $(1,262)	780	960	1,560	1,920
Total Other Comprehensive Income (Loss)	1,382	(1,930)	2,237	2,970
Comprehensive Income	25,636	27,767	37,697	47,440
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,908)	(3,573)	(7,439)	(6,777)
Comprehensive Income Attributable to PNM	$21,728	$24,194	$30,258	$40,663

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$35,460	$44,470
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	71,327	69,179
Deferred income tax expense	19,716	21,836
Net unrealized (gains) losses on commodity derivatives	3,187	1,729
Realized (gains) on available-for-sale securities	(7,272)	(4,747)
Other, net	193	(876)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(13,885)	(15,841)
Materials, supplies, and fuel stock	6,447	(238)
Other current assets	(22,588)	4,299
Other assets	18,790	6,196
Accounts payable	(26,737)	(5,829)
Accrued interest and taxes	(1,575)	45,380
Other current liabilities	3,943	(23,523)
Other liabilities	(3,193)	(69,059)
Net cash flows from operating activities	83,813	72,976

Cash Flows From Investing Activities:
Utility plant additions	(92,567)	(98,673)
Proceeds from sales of available-for-sale securities	53,119	76,106
Purchases of available-for-sale securities	(54,338)	(77,882)
Return of principal on PVNGS lessor notes	10,231	10,965
Other, net	(70)	1,227
Net cash flows from investing activities	(83,625)	(88,257)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(49,200)	(21,100)
Short-term borrowings (repayments), affiliate, net	(32,500)	—
Long-term borrowings	175,000	75,000
Repayment of long-term debt	(75,000)	—
Valencia’s transactions with its owner	(8,189)	(8,675)
Dividends paid	(264)	(264)
Other, net	(700)	(1,169)
Net cash flows from financing activities	9,147	43,792

Change in Cash and Cash Equivalents	9,335	28,511
Cash and Cash Equivalents at Beginning of Period	21	3,958
Cash and Cash Equivalents at End of Period	$9,356	$32,469

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$36,601	$37,845
Income taxes paid (refunded), net	$(215)	$(44,999)

Supplemental schedule of noncash investing activities:
Changes in accrued plant additions	$(5,595)	$817

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$9,356	$21
Accounts receivable, net of allowance for uncollectible accounts of $1,535 and $1,423	68,254	70,126
Unbilled revenues	63,069	48,992
Other receivables	39,354	52,964
Affiliate receivables	11,269	10,054
Materials, supplies, and fuel stock	58,073	64,520
Regulatory assets	40,089	19,394
Commodity derivative instruments	4,082	4,064
Income taxes receivable	6,342	4,030
Current portion of accumulated deferred income taxes	43,826	43,827
Other current assets	49,385	30,510
Total current assets	393,099	348,502
Other Property and Investments:
Investment in PVNGS lessor notes	17,519	32,200
Available-for-sale securities	236,427	226,855
Other investments	432	445
Non-utility property	976	976
Total other property and investments	255,354	260,476
Utility Plant:
Plant in service and plant held for future use	4,375,493	4,314,016
Less accumulated depreciation and amortization	1,426,935	1,402,531
	2,948,558	2,911,485
Construction work in progress	114,601	107,344
Nuclear fuel, net of accumulated amortization of $44,785 and $47,347	78,216	77,602
Net utility plant	3,141,375	3,096,431
Deferred Charges and Other Assets:
Regulatory assets	365,239	384,217
Goodwill	51,632	51,632
Commodity derivative instruments	1,515	3,002
Other deferred charges	82,315	83,356
Total deferred charges and other assets	500,701	522,207
	$4,290,529	$4,227,616

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$—	$49,200
Short-term debt - affiliate	—	32,500
Current installments of long-term debt	39,300	75,000
Accounts payable	63,501	84,643
Affiliate payables	23,053	20,498
Customer deposits	12,914	13,456
Accrued interest and taxes	29,207	27,665
Regulatory liabilities	473	1,081
Commodity derivative instruments	5,073	2,699
Dividends declared	132	132
Other current liabilities	52,650	50,392
Total current liabilities	226,303	357,266
Long-term Debt	1,351,337	1,215,618
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	689,190	651,239
Accumulated deferred investment tax credits	24,773	25,855
Regulatory liabilities	418,178	414,611
Asset retirement obligations	99,152	95,225
Accrued pension liability and postretirement benefit cost	69,624	76,611
Commodity derivative instruments	915	1,094
Other deferred credits	83,056	91,340
Total deferred credits and liabilities	1,384,888	1,355,975
Total liabilities	2,962,528	2,928,859
Commitments and Contingencies (See Note 11)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock outstanding (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,061,776	1,061,776
Accumulated other comprehensive income (loss), net of income taxes	(55,640)	(57,877)
Retained earnings	234,057	206,300
Total PNM common stockholder’s equity	1,240,193	1,210,199
Non-controlling interest in Valencia	76,279	77,029
Total equity	1,316,472	1,287,228
	$4,290,529	$4,227,616

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at December 31, 2013	$1,061,776	$(57,877)	$206,300	$1,210,199	$77,029	$1,287,228
Valencia’s transactions with its owner	—	—	—	—	(8,189)	(8,189)
Net earnings	—	—	28,021	28,021	7,439	35,460
Total other comprehensive income	—	2,237	—	2,237	—	2,237
Dividends declared on preferred stock	—	—	(264)	(264)	—	(264)
Balance at June 30, 2014	$1,061,776	$(55,640)	$234,057	$1,240,193	$76,279	$1,316,472

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Electric Operating Revenues	$70,456	$67,909	$136,616	$127,680
Operating Expenses:
Cost of energy	16,777	13,804	32,765	26,851
Administrative and general	8,768	10,686	18,609	21,804
Depreciation and amortization	12,003	12,279	23,844	23,960
Transmission and distribution costs	5,885	6,016	11,464	11,708
Taxes other than income taxes	5,758	5,457	11,408	10,636
Total operating expenses	49,191	48,242	98,090	94,959
Operating income	21,265	19,667	38,526	32,721
Other Income and Deductions:
Other income	586	609	1,006	946
Other (deductions)	(72)	(123)	(304)	(252)
Net other income and deductions	514	486	702	694
Interest Charges	6,655	6,759	13,252	14,005
Earnings before Income Taxes	15,124	13,394	25,976	19,410
Income Taxes	5,590	5,055	9,640	7,345
Net Earnings	$9,534	$8,339	$16,336	$12,065

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net Earnings	$9,534	$8,339	$16,336	$12,065
Other Comprehensive Income (Loss):
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $0, $3, $53 and $(1)	—	(6)	(100)	2
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $(42), $(18), $(61) and $(35)	79	33	115	64
Total Other Comprehensive Income	79	27	15	66
Comprehensive Income	$9,613	$8,366	$16,351	$12,131

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$16,336	$12,065
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	25,728	26,034
Deferred income tax expense	6,162	4,348
Other, net	(38)	(10)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(3,658)	(7,180)
Materials and supplies	(101)	79
Other current assets	(803)	(4,082)
Other assets	(273)	590
Accounts payable	1,381	807
Accrued interest and taxes	(726)	(1,517)
Other current liabilities	2,167	1,278
Other liabilities	365	886
Net cash flows from operating activities	46,540	33,298
Cash Flows From Investing Activities:
Utility plant additions	(64,502)	(47,390)
Net cash flows from investing activities	(64,502)	(47,390)
Cash Flow From Financing Activities:
Short-term borrowings (repayments), net	—	25,000
Short-term borrowings (repayments) – affiliate, net	(4,200)	7,500
Long-term borrowings	80,000	—
Repayment of long-term debt	(50,000)	—
Cash paid in debt exchange	—	(13,048)
Dividends paid	(6,803)	(3,726)
Other, net	(783)	(1,634)
Net cash flows from financing activities	18,214	14,092

Change in Cash and Cash Equivalents	252	—
Cash and Cash Equivalents at Beginning of Period	1	1
Cash and Cash Equivalents at End of Period	$253	$1

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$11,847	$13,267
Income taxes paid (refunded), net	$(304)	$696

Supplemental schedule of noncash investing and financing activities:
Changes in accrued plant additions	$1,038	$(886)
Premium on long-term debt incurred in connection with debt exchange	$—	$36,297

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$253	$1
Accounts receivable	23,976	20,125
Unbilled revenues	9,621	9,814
Other receivables	1,341	1,246
Materials and supplies	2,804	2,703
Regulatory assets	5,198	5,022
Current portion of accumulated deferred income taxes	6,501	6,501
Other current assets	1,662	980
Total current assets	51,356	46,392
Other Property and Investments:
Other investments	245	245
Non-utility property	2,240	2,240
Total other property and investments	2,485	2,485
Utility Plant:
Plant in service and plant held for future use	1,119,014	1,074,193
Less accumulated depreciation and amortization	362,640	352,105
	756,374	722,088
Construction work in progress	27,633	16,790
Net utility plant	784,007	738,878
Deferred Charges and Other Assets:
Regulatory assets	134,401	139,738
Goodwill	226,665	226,665
Other deferred charges	9,603	8,273
Total deferred charges and other assets	370,669	374,676
	$1,208,517	$1,162,431

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt – affiliate	$25,200	$29,400
Accounts payable	14,945	12,543
Affiliate payables	3,941	3,181
Accrued interest and taxes	23,052	23,778
Other current liabilities	3,602	8,999
Total current liabilities	70,740	77,901
Long-term Debt	365,851	336,036
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	203,289	190,197
Regulatory liabilities	46,998	46,038
Asset retirement obligations	815	782
Accrued pension liability and postretirement benefit cost	3,102	3,435
Other deferred credits	5,243	5,111
Total deferred credits and other liabilities	259,447	245,563
Total liabilities	696,038	659,500
Commitments and Contingencies (See Note 11)
Common Stockholder’s Equity:
Common stock outstanding ($10 par value; 12,000,000 shares authorized;
issued and outstanding 6,358 shares)	64	64
Paid-in-capital	404,166	404,166
Accumulated other comprehensive income (loss), net of income taxes	(248)	(263)
Retained earnings	108,497	98,964
Total common stockholder’s equity	512,479	502,931
	$1,208,517	$1,162,431

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	AOCI	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at December 31, 2013	$64	$404,166	$(263)	$98,964	$502,931
Net earnings	—	—	—	16,336	16,336
Total other comprehensive income	—	—	15	—	15
Dividends declared on common stock	—	—	—	(6,803)	(6,803)
Balance at June 30, 2014	$64	$404,166	$(248)	$108,497	$512,479

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at June 30, 2014 and December 31, 2013, the consolidated results of operations and comprehensive income for the three and six months ended June 30, 2014 and 2013, and the consolidated cash flows for the six months ended June 30, 2014 and 2013. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

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

Dividends on Common Stock

Dividends on PNMR’s common stock are declared by its Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. This has historically resulted in dividends considered to be attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year. The Board declared dividends on common stock considered to be for the second quarter of $0.185 per share in July 2014 and $0.165 in July 2013, which are reflected as being in the second quarter within “Dividends Declared per Common Share” on the PNMR Condensed Consolidated Statements of Earnings.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TNMP declared and paid cash dividends of $6.8 million and $3.7 million in the six months ended June 30, 2014 and 2013.

New Accounting Pronouncements

Information concerning recently issued accounting pronouncements that have not been adopted by the Company is presented below.

Accounting Standards Update 2014-09 – Revenue from Contracts with Customers

On May 28, 2014, the FASB issued ASU No. 2014-09. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company beginning on January 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is analyzing the impacts this new standard will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Accounting Standards Update 2014-12 – Compensation-Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period
On June 19, 2014, the FASB issued ASU No. 2014-12, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in estimating the grant date fair value of the award. The new standard is effective for the Company beginning on January 1, 2016. Early adoption is permitted and the standard permits the use of either the prospective or retrospective transition methods. Although the Company is in the process of analyzing the impacts this new standard will have on its consolidated financial statements, the Company currently treats the performance targets covered by the standard as performance conditions, so the Company does not expect its impact will be significant.

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

In accordance with GAAP, dual presentation of basic and diluted earnings per share is presented in the Condensed Consolidated Statements of Earnings of PNMR. Information regarding the computation of earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Net Earnings Attributable to PNMR	$29,141	$27,678	$41,609	$38,304
Average Number of Common Shares:
Outstanding during period	79,654	79,654	79,654	79,654
Vested awards of restricted stock	110	194	146	202
Average Shares – Basic	79,764	79,848	79,800	79,856
Dilutive Effect of Common Stock Equivalents (1):
Stock options and restricted stock	464	607	508	661
Average Shares – Diluted	80,228	80,455	80,308	80,517
Net Earnings Per Share of Common Stock:
Basic	$0.37	$0.35	$0.52	$0.48
Diluted	$0.36	$0.34	$0.52	$0.48

(1)	Excludes the effect of out-of-the-money options for 297,350 shares of common stock at June 30, 2014.

(3)	Segment Information

The following segment presentation is based on the methodology that management uses for making operating decisions and assessing performance of its various business activities. A reconciliation of the segment presentation to the GAAP financial statements is provided.

PNM
PNM includes the retail electric utility operations of PNM that are subject to traditional rate regulation by the NMPRC. PNM provides integrated electricity services that include the generation, transmission, and distribution of electricity for retail electric customers in New Mexico. PNM also provides generation service to firm-requirements wholesale customers and sells electricity into the wholesale market, as well as providing transmission services to third parties. The sale of electricity into the wholesale market includes the optimization of PNM’s jurisdictional capacity, as well as the capacity from PVNGS Unit 3, which currently is not included in retail rates. FERC has jurisdiction over wholesale and transmission rates.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR SEGMENT INFORMATION

	PNM	TNMP	Corporate and Other	Consolidated
	(In thousands)
Three Months Ended June 30, 2014
Electric operating revenues	$275,704	$70,456	$—	$346,160
Cost of energy	92,642	16,777	—	109,419
Margin	183,062	53,679	—	236,741
Other operating expenses	106,233	20,411	(3,362)	123,282
Depreciation and amortization	27,023	12,003	3,137	42,163
Operating income	49,806	21,265	225	71,296
Interest income	2,065	—	(25)	2,040
Other income (deductions)	5,512	514	(316)	5,710
Net interest charges	(20,023)	(6,655)	(3,294)	(29,972)
Segment earnings (loss) before income taxes	37,360	15,124	(3,410)	49,074
Income taxes (benefit)	13,106	5,590	(2,803)	15,893
Segment earnings (loss)	24,254	9,534	(607)	33,181
Valencia non-controlling interest	(3,908)	—	—	(3,908)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$20,214	$9,534	$(607)	$29,141

Six Months Ended June 30, 2014
Electric operating revenues	$538,441	$136,616	$—	$675,057
Cost of energy	189,268	32,765	—	222,033
Margin	349,173	103,851	—	453,024
Other operating expenses	213,957	41,481	(6,593)	248,845
Depreciation and amortization	54,105	23,844	6,181	84,130
Operating income	81,111	38,526	412	120,049
Interest income	4,193	—	(35)	4,158
Other income (deductions)	7,180	702	(958)	6,924
Net interest charges	(39,835)	(13,252)	(6,419)	(59,506)
Segment earnings (loss) before income taxes	52,649	25,976	(7,000)	71,625
Income taxes (benefit)	17,189	9,640	(4,516)	22,313
Segment earnings (loss)	35,460	16,336	(2,484)	49,312
Valencia non-controlling interest	(7,439)	—	—	(7,439)
Subsidiary preferred stock dividends	(264)	—	—	(264)
Segment earnings (loss) attributable to PNMR	$27,757	$16,336	$(2,484)	$41,609

At June 30, 2014:
Total Assets	$4,290,529	$1,208,517	$105,146	$5,604,192
Goodwill	$51,632	$226,665	$—	$278,297

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	Corporate and Other	Consolidated
	(In thousands)
Three Months Ended June 30, 2013
Electric operating revenues	$279,690	$67,909	$—	$347,599
Cost of energy	91,855	13,804	—	105,659
Margin	187,835	54,105	—	241,940
Other operating expenses	103,482	22,159	(3,207)	122,434
Depreciation and amortization	26,051	12,279	3,309	41,639
Operating income (loss)	58,302	19,667	(102)	77,867
Interest income	2,868	—	(35)	2,833
Other income (deductions)	3,360	486	(2,213)	1,633
Net interest charges	(19,890)	(6,759)	(3,967)	(30,616)
Segment earnings (loss) before income taxes	44,640	13,394	(6,317)	51,717
Income taxes (benefit)	14,943	5,055	336	20,334
Segment earnings (loss)	29,697	8,339	(6,653)	31,383
Valencia non-controlling interest	(3,573)	—	—	(3,573)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$25,992	$8,339	$(6,653)	$27,678

Six Months Ended June 30, 2013
Electric operating revenues	$537,583	$127,680	$—	$665,263
Cost of energy	183,514	26,851	—	210,365
Margin	354,069	100,829	—	454,898
Other operating expenses	206,643	44,148	(6,910)	243,881
Depreciation and amortization	51,884	23,960	6,602	82,446
Operating income	95,542	32,721	308	128,571
Interest income	5,541	—	(74)	5,467
Other income (deductions)	4,766	694	(3,936)	1,524
Net interest charges	(39,847)	(14,005)	(8,062)	(61,914)
Segment earnings (loss) before income taxes	66,002	19,410	(11,764)	73,648
Income taxes (benefit)	21,532	7,345	(574)	28,303
Segment earnings (loss)	44,470	12,065	(11,190)	45,345
Valencia non-controlling interest	(6,777)	—	—	(6,777)
Subsidiary preferred stock dividends	(264)	—	—	(264)
Segment earnings (loss) attributable to PNMR	$37,429	$12,065	$(11,190)	$38,304

At June 30, 2013:
Total Assets	$4,185,189	$1,155,928	$62,789	$5,403,906
Goodwill	$51,632	$226,665	$—	$278,297

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)	Accumulated Other Comprehensive Income (Loss)

Information regarding accumulated other comprehensive income (loss) for the six months ended June 30, 2014 and 2013 is as follows:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized		Fair Value
	Gain on	Pension	Adjustment
	Available-for-	Liability	for Cash Flow
	Sale Securities	Adjustment	Hedges	Total
	(In thousands)
PNMR
Balance at December 31, 2013	$25,748	$(83,625)	$(263)	$(58,140)
Amounts reclassified from AOCI (pre-tax)	(8,857)	2,576	176	(6,105)
Income tax impact of amounts reclassified	3,488	(1,016)	(61)	2,411
Other OCI changes (pre-tax)	9,855	—	(153)	9,702
Income tax impact of other OCI changes	(3,809)	—	53	(3,756)
Net change after income taxes	677	1,560	15	2,252
Balance at June 30, 2014	$26,425	$(82,065)	$(248)	$(55,888)

PNM
Balance at December 31, 2013	$25,748	$(83,625)	$—	$(57,877)
Amounts reclassified from AOCI (pre-tax)	(8,857)	2,576	—	(6,281)
Income tax impact of amounts reclassified	3,488	(1,016)	—	2,472
Other OCI changes (pre-tax)	9,855	—	—	9,855
Income tax impact of other OCI changes	(3,809)	—	—	(3,809)
Net change after income taxes	677	1,560	—	2,237
Balance at June 30, 2014	$26,425	$(82,065)	$—	$(55,640)

TNMP
Balance at December 31, 2013	$—	$—	$(263)	$(263)
Amounts reclassified from AOCI (pre-tax)	—	—	176	176
Income tax impact of amounts reclassified	—	—	(61)	(61)
Other OCI changes (pre-tax)	—	—	(153)	(153)
Income tax impact of other OCI changes	—	—	53	53
Net change after income taxes	—	—	15	15
Balance at June 30, 2014	$—	$—	$(248)	$(248)

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

Pre-tax amounts reclassified from AOCI related to “Unrealized Gain on Available-for-Sale Securities” are included in “Gains on available-for-sale securities” in the Condensed Consolidated Statements of Earnings. Pre-tax amounts reclassified from AOCI related to “Pension Liability Adjustment” are reclassified to “Operating Expenses – Administrative and general” in the Condensed Consolidated Statements of Earnings. For the six months ended June 30, 2014 and 2013, approximately 23.0% and 16.4% of the amount reclassified was capitalized into construction work in process and approximately 2.1% and 2.5% was capitalized into other accounts. Pre-tax amounts reclassified from AOCI related to “Fair Value Adjustment for Cash Flow Hedges” are reclassified to “Interest Charges” in the Condensed Consolidated Statements of Earnings. An insignificant amount was capitalized as AFUDC. The income tax impacts of all amounts reclassified from AOCI are included in “Income Taxes” in the Condensed Consolidated Statements of Earnings.

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

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 158 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third-party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operations and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the three and six months ended June 30, 2014, PNM paid $4.8 million and $9.6 million for fixed charges and $0.5 million and $0.7 million for variable charges. For the three and six months ended June 30, 2013, PNM paid $4.7 million and $9.4 million for fixed charges and $0.2 million and $0.3 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy obligations of Valencia and creditors of Valencia do not have any recourse against PNM’s assets. PNM has concluded that the third party entity that owns Valencia is a variable interest entity and that PNM is the primary beneficiary of the entity under GAAP since PNM has the power to direct the activities that most significantly impact the economic performance of Valencia and will absorb the majority of the variability in the cash flows of the plant. As the primary beneficiary, PNM consolidates the entity in its financial statements. The assets and liabilities of Valencia set forth below are immaterial to PNM and, therefore, not shown separately on the Condensed Consolidated Balance Sheets. The owner’s equity and net income of Valencia are considered attributable to non-controlling interest.

Summarized financial information for Valencia is as follows:

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Operating revenues	$5,307	$4,922	$10,238	$9,697
Operating expenses	(1,399)	(1,349)	(2,799)	(2,920)
Earnings attributable to non-controlling interest	$3,908	$3,573	$7,439	$6,777

Financial Position

	June 30,	December 31,
	2014	2013
	(In thousands)
Current assets	$3,232	$2,658
Net property, plant, and equipment	73,729	75,137
Total assets	76,961	77,795
Current liabilities	682	766
Owners’ equity – non-controlling interest	$76,279	$77,029

During the term of the PPA, PNM has the option to purchase and own up to 50% of the plant or the variable interest entity. The PPA specifies that the purchase price would be the greater of (i) 50% of book value reduced by related indebtedness or (ii)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

50% of fair market value. On October 8, 2013, PNM notified the owner of Valencia that PNM may exercise the option to purchase 50% of the plant. As provided in the PPA, an appraisal process was initiated since the parties failed to reach agreement on fair market value within 60 days. Under the PPA, results of the appraisal process established the purchase price, after which PNM was to determine, in its sole discretion, whether or not to exercise its option to purchase the 50% interest. The PPA also provides that the purchase price may be adjusted to reflect the period between the determination of the purchase price and the closing. The appraisal process determined the purchase price as of October 8, 2013 to be $85.0 million, prior to any adjustment to reflect the period through the closing date. Approval of the purchase by the NMPRC and FERC would be required, which process could take in excess of 15 months. On May 30, 2014, after evaluating its alternatives with respect to Valencia, PNM notified the owner of Valencia that PNM intended to purchase 50% of the plant, subject to certain conditions. PNM’s conditions include: agreeing on the purchase price, adjusted to reflect the period between October 8, 2013 and the closing; approval of the NMPRC, including specified ratemaking treatment; approval of the Board and PNM’s board of directors; receipt of other necessary approvals and consents; and other customary closing conditions. PNM received a letter dated June 30, 2014 from the owner of Valencia suggesting that the conditions set forth in PNM’s notification raise issues under the PPA. PNM is discussing these issues with the owner of Valencia. PNM cannot predict whether or not it will reach agreement with the owner of Valencia, if required regulatory and other approvals will be received, or if the purchase will be completed.

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

PNM is only obligated to make payments to the trusts for the scheduled semi-annual lease payments, which, net of amounts that will be returned to PNM through its ownership in related lessor notes and the Unit 2 beneficial trust, aggregate $36.5 million as of June 30, 2014 over the remaining original terms of the leases and $145.2 million during the renewal terms of the leases that PNM elected to renew. Under certain circumstances (for example, final shutdown of the plant, the NRC issuing specified violation orders with respect to PVNGS, or the occurrence of specified nuclear events), PNM would be required to make specified payments to the beneficial owners and take title to the leased interests. If such an event had occurred as of June 30, 2014, PNM could have been required to pay the beneficial owners up to $144.7 million, which would result in PNM taking ownership of the leased assets and termination of the leases. Other than as discussed in Note 6, PNM has no other financial obligations or commitments to the trusts or the beneficial owners. Creditors of the trusts have no recourse to PNM’s assets other than with respect to the contractual lease payments. PNM has no additional rights to the assets of the trusts other than the use of the leased assets.

PNM has evaluated the PVNGS lease arrangements, including the notices, amendments, and agreements referred to above, and concluded that it does not have the power to direct the activities that most significantly impact the economic performance of the trusts and, therefore, is not the primary beneficiary of the trusts under GAAP. PNM has recorded no assets or liabilities related to the trusts other than the accrual of lease payments between the scheduled payment dates, which were $26.0 million at June 30, 2014 and December 31, 2013, that are included in other current liabilities on the Condensed Consolidated Balance Sheets.

Delta

PNM had a 20-year PPA expiring in 2020 covering the entire output of Delta, which is a variable interest under GAAP. PNM also controlled the dispatch of the generating plant, which impacted the variable payments made under the PPA and impacted the economic performance of the entity that owns Delta. PNM made fixed and variable payments to Delta under the PPA. For the three and six months ended June 30, 2014, PNM incurred fixed capacity charges of $1.6 million and $3.2 million and variable energy charges of $0.3 million and $0.5 million under the PPA. For the three and six months ended June 30, 2013, PNM incurred

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

fixed capacity charges of $1.6 million and $3.2 million and variable energy charges of $0.4 million and $0.6 million. PNM’s only quantifiable obligation under the PPA was to make the fixed payments, which as of June 30, 2014 aggregated $36.2 million through the end of the PPA. PNM would also pay variable costs, which could not be quantified since the amounts were based on how much the generating plant operated.
This arrangement was entered into prior to December 31, 2003 and PNM was unsuccessful in obtaining the information necessary to determine if it was the primary beneficiary of the entity that owns Delta, or to consolidate that entity if it were determined that PNM is the primary beneficiary. Accordingly, PNM was unable to make those determinations and, as provided in GAAP, accounted for this PPA as an operating lease.
In December 2012, PNM entered into an agreement with the owners of Delta under which PNM would purchase the entity that owns Delta. FERC approved the purchase on February 26, 2013 and the NMPRC approved the purchase on June 26, 2013. Closing was subject to the seller remedying specified operational, NERC compliance, and environmental issues, as well as other customary closing conditions. PNM closed on the purchase on July 17, 2014 and recorded the purchase as of that date. At closing, PNM made a cash payment of $22.8 million, which reflected an adjustment for estimated working capital compared to a targeted working capital and included amounts placed in escrow. Delta had project financing debt, which PNM retired at closing of the purchase, amounting to $14.6 million at June 30, 2014 and at closing.
Delta informed PNM that at June 30, 2014 and December 31, 2013, it had total assets of $22.4 million and $23.7 million, including net property, plant, and equipment of $19.0 million and $20.3 million, and total liabilities of $16.5 million and $18.2 million. Delta also indicated its revenue for the three and six months ended June 30, 2014 was $2.5 million and $4.3 million and its net earnings were $0.3 million and $0.6 million. Revenue for the three and six months ended June 30, 2013 was $2.2 million and $4.0 million and net earnings were $0.1 million and $0.3 million. Consolidation of Delta would be immaterial to the Condensed Consolidated Balance Sheets of PNMR and PNM. Since all of Delta’s revenues and expenses are attributable to its PPA arrangement with PNM, the primary impact of consolidating Delta to the Condensed Consolidated Statements of Earnings of PNMR and PNM would be to reclassify Delta’s net earnings from operating expenses and reflect such amount as earnings attributable to a non-controlling interest, without any impact to net earnings attributable to PNMR and PNM.

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

The PVNGS leases were scheduled to expire on January 15, 2015 for the four Unit 1 leases and January 15, 2016 for the four Unit 2 leases. Each of the leases provides PNM with an option to purchase the leased assets at fair market value at the end of the lease. In addition, the leases provide PNM with options to renew the leases at fixed rates set forth in each of the leases for two years beyond the termination of the original lease terms. The option periods on certain leases could be further extended for up to an additional six years (the “Maximum Option Period”) if the appraised remaining useful lives and fair values of the leased assets are greater than parameters set forth in the leases. The rental payments during the renewal option periods would be 50% of the amounts during the original terms of the leases.

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

On May 1, 2014, PNM and the trusts that are the lessors under the other two PVNGS Unit 2 leases signed a letter agreement that establishes a binding agreement regarding the purchase price, representing the fair market value, to be paid by PNM for the assets underlying those leases of $85.2 million on January 15, 2016. These leases are for 32.76 MW of the entitlement from PVNGS Unit 2. PNMR Development, a wholly-owned subsidiary of PNMR, is also a party to the letter agreement, which constitutes a letter of intent providing PNMR Development with the option, subject to approval by the Board and negotiation of definitive documents, to acquire the entities that own the leased assets at any time from June 1, 2014 through January 14, 2016. The early purchase price would be equal to the January 15, 2016 purchase price discounted to the actual purchase date. The early purchase amount was $79.9 million on June 1, 2014 and escalates to $85.2 million on January 14, 2016. The consideration paid to the lessor on an early purchase would include an additional amount equal to the discounted value of the lessors’ equity return portion of the future lease payments. Such additional consideration was $5.8 million on June 1, 2014 and declines to $1.2 million on January 14, 2016. PNMR and PNM are unable to predict whether or not the early purchase will occur.

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

During the six months ended June 30, 2014 and the year ended December 31, 2013, the Company was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flows hedges. The contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. The Company has no trading transactions.

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

Commodity Derivatives

Commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges, are summarized as follows:

	Economic Hedges
	June 30, 2014	December 31, 2013
PNMR and PNM	(In thousands)
Current assets	$4,082	$4,064
Deferred charges	1,515	3,002
	5,597	7,066

Current liabilities	(5,073)	(2,699)
Long-term liabilities	(915)	(1,094)
	(5,988)	(3,793)
Net	$(391)	$3,273

Included in the above table are $3.0 million of current assets and $1.5 million of deferred charges at June 30, 2014 and $3.0 million of current assets and $3.0 million of deferred charges at December 31, 2013 related to contracts, which were entered into in July 2013, for the sale of energy from PVNGS Unit 3 for 2014 and 2015 at market price plus a premium. Certain of PNM’s commodity derivative instruments in the above table are subject to master netting agreements whereby assets and liabilities could be offset in the settlement process. The Company does not offset fair value, cash collateral, and accrued payable or receivable amounts recognized for derivative instruments under master netting arrangements and the above table reflects the gross amounts of assets and liabilities. The amounts that could be offset under master netting agreements were immaterial at June 30, 2014 and December 31, 2013.

At June 30, 2014 and December 31, 2013, PNMR and PNM had no amounts recognized for the legal right to reclaim cash collateral. However, at June 30, 2014 and December 31, 2013, amounts posted as cash collateral under margin arrangements were $2.4 million and $2.8 million for both PNMR and PNM. PNMR and PNM had obligations to return cash collateral of $0.1 million

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

at June 30, 2014 and $0.2 million at December 31, 2013. Cash collateral amounts are included in other current assets and other current liabilities on the Condensed Consolidated Balance Sheets.

PNM has a NMPRC approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. The table above includes $0.4 million of current assets and $0.6 million of current liabilities at June 30, 2014 and $0.4 million of current assets and $0.1 million of current liabilities at December 31, 2013 related to this plan. The offsets to these amounts are recorded as regulatory assets and liabilities on the Condensed Consolidated Balance Sheets.

The following table presents the effect of mark-to-market commodity derivative instruments on earnings, excluding income tax effects. Commodity derivatives had no impact on OCI for the periods presented.

	Economic Hedges
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
PNMR and PNM	(In thousands)
Electric operating revenues	$(324)	$3,269	$(4,475)	$(1,334)
Cost of energy	57	(263)	245	493
Total gain (loss)	$(267)	$3,006	$(4,230)	$(841)
Commodity contract volume positions are presented in MMBTU for gas related contracts and in MWh for power related contracts. The table below presents PNMR’s and PNM’s net buy (sell) volume positions:

	Economic Hedges
	MMBTU	MWh
June 30, 2014
PNMR and PNM	1,165,000	(2,809,507)
December 31, 2013
PNMR and PNM	905,000	(3,343,783)
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contingent Feature – Credit Rating Downgrade	Contractual Liability	Existing Cash Collateral	Net Exposure
	(In thousands)
June 30, 2014
PNMR and PNM	$2,740	$—	$1,663
December 31, 2013
PNMR and PNM	$2,398	$—	$2,152

Sale of Power from PVNGS Unit 3

Because PNM’s 134 MW share of Unit 3 at PVNGS is not included in retail rates, that unit’s power is being sold in the wholesale market. Since January 1, 2011, PNM has been selling power from its interest in PVNGS Unit 3 at market prices. As of June 30, 2014, PNM had contracted to sell 100% of PVNGS Unit 3 output through 2015, at market price plus a premium.  PNM has established fixed rates, which average approximately $37 per MWh, for substantially all of these sales through the end of 2014 through hedging arrangements that are accounted for as economic hedges. PNM is also partially hedged for 2015.

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Available-for-sale securities are carried at fair value. Available-for-sale securities for PNMR and PNM consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS and a trust for PNM’s share of post-term reclamation costs related to the coal mines that serve SJGS (Note 11). The fair value of and gross unrealized gains on investments in available-for-sale securities are presented in the following table. At June 30, 2014 and December 31, 2013, the fair value of available-for-sale securities included $231.9 million and $222.5 million for the NDT and $4.5 million and $4.4 million for the mine reclamation trust.

	June 30, 2014		December 31, 2013
	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value
PNMR and PNM		(In thousands)
Cash and cash equivalents	$—	$3,114	$—	$3,356
Equity securities:
Domestic value	16,014	42,664	14,523	39,460
Domestic growth	19,931	75,621	25,656	76,292
International and other	2,227	17,848	1,040	16,633
Fixed income securities:
U.S. Government	534	19,814	158	21,941
Municipals	4,282	65,872	1,018	58,568
Corporate and other	625	11,494	207	10,605
	$43,613	$236,427	$42,602	$226,855

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The proceeds and gross realized gains and losses on the disposition of available-for-sale securities for PNMR and PNM are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold and reflect impairments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Proceeds from sales	$30,316	$61,821	$53,119	$76,106
Gross realized gains	$5,364	$4,905	$8,482	$6,243
Gross realized (losses)	$(665)	$(1,688)	$(1,210)	$(1,496)
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
At June 30, 2014, the available-for-sale and held-to-maturity debt securities had the following final maturities:

	Fair Value
	Available-for-Sale	Held-to-Maturity
	PNMR and PNM	PNMR	PNM
	(In thousands)
Within 1 year	$2,911	$12,017	$12,017
After 1 year through 5 years	21,556	33,776	33,050
After 5 years through 10 years	10,875	—	—
After 10 years through 15 years	9,114	—	—
After 15 years through 20 years	11,431	—	—
After 20 years	41,293	—	—
	$97,180	$45,793	$45,067

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

For available-for-sale securities, Level 2 fair values are provided by the trustee utilizing a pricing service. The pricing provider predominantly uses the market approach using bid side market value based upon a hierarchy of information for specific securities or securities with similar characteristics. For commodity derivatives, Level 2 fair values are determined based on market observable inputs, which are validated using multiple broker quotes, including forward price, volatility, and interest rate curves to establish expectations of future prices. Credit valuation adjustments are made for estimated credit losses based on the overall exposure to each counterparty. For the Company’s long-term debt, Level 2 fair values are provided by an external pricing service.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The pricing service primarily utilizes quoted prices for similar debt in active markets when determining fair value. For investments categorized as Level 3, primarily the PVNGS lessor notes and certain items in other investments, fair values were determined by discounted cash flow models that take into consideration discount rates that are observable for similar types of assets and liabilities. Management of the Company independently verifies the information provided by pricing services.
Items recorded at fair value on the Condensed Consolidated Balance Sheets are presented below by level of the fair value hierarchy. There were no Level 3 fair value measurements at June 30, 2014 and December 31, 2013 for items recorded at fair value.

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
June 30, 2014	(In thousands)
PNMR and PNM
Available-for-sale securities
Cash and cash equivalents	$3,114	$3,114	$—
Equity securities:
Domestic value	42,664	42,664	—
Domestic growth	75,621	75,621	—
International and other	17,848	17,848	—
Fixed income securities:
U.S. Government	19,814	18,053	1,761
Municipals	65,872	—	65,872
Corporate and other	11,494	2,481	9,013
	$236,427	$159,781	$76,646

Commodity derivative assets	$5,597	$—	$5,597
Commodity derivative liabilities	(5,988)	—	(5,988)
Net	$(391)	$—	$(391)

December 31, 2013
PNMR and PNM
Available-for-sale securities
Cash and cash equivalents	$3,356	$3,356	$—
Equity securities:
Domestic value	39,460	39,460	—
Domestic growth	76,292	76,292	—
International and other	16,633	16,633	—
Fixed income securities:
U.S. Government	21,941	20,194	1,747
Municipals	58,568	—	58,568
Corporate and other	10,605	2,245	8,360
	$226,855	$158,180	$68,675

Commodity derivative assets	$7,066	$—	$7,066
Commodity derivative liabilities	(3,793)	—	(3,793)
Net	$3,273	$—	$3,273

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company records any transfers between fair value hierarchy levels as of the end of each calendar quarter. There were no transfers between levels during the six months ended June 30, 2014 and the year ended December 31, 2013.

The carrying amounts and fair values of investments in PVNGS lessor notes, other investments, and long-term debt, which are not recorded at fair value on the Condensed Consolidated Balance Sheets are presented below:

			GAAP Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2014	(In thousands)
PNMR
Long-term debt	$1,875,254	$2,088,787	$—	$2,088,787	$—
Investment in PVNGS lessor notes	$42,234	$45,067	$—	$—	$45,067
Other investments	$1,798	$2,525	$677	$—	$1,848
PNM
Long-term debt	$1,390,637	$1,530,418	$—	$1,530,418	$—
Investment in PVNGS lessor notes	$42,234	$45,067	$—	$—	$45,067
Other investments	$432	$432	$432	$—	$—
TNMP
Long-term debt	$365,851	$431,706	$—	$431,706	$—
Other investments	$245	$245	$245	$—	$—

December 31, 2013
PNMR
Long-term debt	$1,745,420	$1,905,230	$—	$1,905,230	$—
Investment in PVNGS lessor notes	$52,958	$57,279	$—	$—	$57,279
Other investments	$1,835	$3,196	$690	$—	$2,506
PNM
Long-term debt	$1,290,618	$1,382,938	$—	$1,382,938	$—
Investment in PVNGS lessor notes	$52,958	$57,279	$—	$—	$57,279
Other investments	$445	$445	$445	$—	$—
TNMP
Long-term debt	$336,036	$390,814	$—	$390,814	$—
Other investments	$245	$245	$245	$—	$—

(8)	Stock-Based Compensation

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

Restricted stock under the PEP refers to awards of stock subject to vesting, performance, or market conditions rather than to shares with contractual post-vesting restrictions. Generally, the awards vest ratably over three years from the grant date of the award. However, certain awards with performance or market conditions vest upon satisfaction of those conditions. In addition, plan provisions provide that upon retirement, participants become 100% vested in certain stock awards.

The stock-based compensation expense related to stock options and restricted stock awards without performance or market conditions is amortized to compensation expense over the requisite vesting period, which is generally three years. However,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

compensation expense for awards to participants that are retirement eligible on the grant date is recognized immediately at the grant date and is not amortized. Compensation expense for performance-based shares is recognized ratably over the performance period and is adjusted periodically to reflect the level of achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees meet their service requirements. At June 30, 2014 and December 31, 2013, PNMR had unrecognized expense related to stock awards of $7.7 million and $4.6 million.

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

The following table summarizes the weighted-average assumptions used to determine the awards grant date fair value:

	Six Months Ended June 30,
Restricted Shares and Performance Based Shares	2014	2013
Expected quarterly dividends per share	$0.185	$0.165
Risk-free interest rate	0.62%	0.34%

Market-Based Shares
Dividend yield	2.82%	2.86%
Expected volatility	25.11%	25.11%
Risk-free interest rate	0.64%	0.36%

The following table summarizes activity in stock options and restricted stock awards, including performance-based and market-based shares, for the six months ended June 30, 2014:

	Stock Option Shares	Weighted- Average Exercise Price	Restricted Stock	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period	1,343,666	$20.63	315,305	$17.87
Granted	—	$—	242,164	$21.27
Exercised	(236,260)	$18.90	(292,052)	$16.64
Forfeited	(17,151)	$26.43	—	$—
Expired	(22,784)	$25.91	—	$—
Outstanding at end of period	1,067,471	$20.80	265,417	$22.31

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In March 2012, the Company entered into a retention award agreement with its Chairman, President, and Chief Executive Officer under which she would receive 135,000 shares of PNMR’s common stock if the Company meets specific market targets at the end of 2016 and she remains an employee of the Company. If the Company achieves specific market targets at the end of 2014 and, with certain exceptions, she remains an employee of the Company, she would receive 35,000 of the total shares at that time. The retention award was made under the PEP and was approved by the Board on February 28, 2012. The above table does not include any restricted stock shares under the retention award agreement.

At June 30, 2014, the aggregate intrinsic value of stock options outstanding, all of which are exercisable, was $9.4 million with a weighted-average remaining contract life of 3.20 years. At June 30, 2014, the exercise price of 297,350 outstanding stock options is greater than the closing price of PNMR common stock on that date; therefore, those options have no intrinsic value.

The following table provides additional information concerning stock options and restricted stock activity, including performance-based and market-based shares:

	Six Months Ended June 30,
Stock Options	2014	2013
Weighted-average grant date fair value of options granted	$—	$—
Total fair value of options that vested (in thousands)	$—	$625
Total intrinsic value of options exercised (in thousands)	$1,779	$2,189

Restricted Stock
Weighted-average grant date fair value	$21.27	$20.03
Total fair value of restricted shares that vested (in thousands)	$4,854	$4,383

(9)	Financing

Additional information concerning financing activities, including a TNMP cash-flow hedge, which terminated on June 27, 2014, that established a fixed interest rate on a variable rate loan, is contained in Note 6 of the Notes to Consolidated Financial Statements in the 2013 Annual Reports on Form 10-K.

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

On March 5, 2014, PNM entered into a new $175.0 million Term Loan Agreement (the “PNM 2014 Term Loan Agreement”) among PNM and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Lender and Administrative Agent. On March 5, 2014, PNM used a portion of the funds borrowed under the PNM 2014 Term Loan Agreement to repay all amounts outstanding under PNM’s existing $75.0 million PNM Term Loan Agreement. PNM also used the funds to repay other short-term amounts outstanding. The PNM Term Loan Agreement would otherwise have terminated on October 21, 2014. There were no prepayment penalties paid in connection with the termination of the PNM Term Loan Agreement. The PNM 2014 Term Loan Agreement bears interest at a variable rate, which was 1.10% at June 30, 2014, must be repaid on or before September 4, 2015, and is reflected as long-term debt on the Condensed Consolidated Balance Sheets. The PNM 2014 Term Loan Agreement includes customary covenants, including requirements to not exceed a maximum consolidated debt-to-capital ratio and customary events of default. The PNM 2014 Term Loan Agreement has a cross default provision and a change of control provision.

On December 9, 2013, TNMP entered into an agreement (the “TNMP 2013 Bond Purchase Agreement”), which provided that TNMP would issue $80.0 million aggregate principal amount of 4.03% first mortgage bonds, due 2024 (the “Series 2014A

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Bonds”) on or about June 27, 2014, subject to satisfaction of certain conditions. TNMP issued the Series 2014A Bonds on June 27, 2014. TNMP used $50.0 million of the proceeds to repay the full outstanding amount of the TNMP 2011 Term Loan Agreement and used the remaining $30.0 million of proceeds to reduce short-term debt. In accordance with GAAP, borrowings under the TNMP 2011 Term Loan Agreement were reflected as being long-term at December 31, 2013 since the TNMP 2013 Bond Purchase Agreement demonstrated TNMP’s ability and intent to re-finance the TNMP 2011 Term Loan Agreement on a long-term basis.

Short-term Debt

PNMR has a revolving credit financing capacity of $300.0 million under the PNMR Revolving Credit Facility. PNM has a revolving credit financing capacity of $400.0 million under the PNM Revolving Credit Facility. Both of these facilities currently expire on October 31, 2018. TNMP has a revolving credit financing capacity of $75.0 million under the TNMP Revolving Credit Facility that is secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds and matures on September 18, 2018. PNM also has the $50.0 million PNM New Mexico Credit Facility that expires on January 8, 2018. At June 30, 2014, the weighted average interest rate was 1.66% for borrowings under the PNMR Revolving Credit Facility and 1.00% for borrowings outstanding under the twelve-month PNMR Term Loan Agreement, which matures in December 2014. Short-term debt outstanding consisted of:

	June 30,	December 31,
Short-term Debt	2014	2013
	(In thousands)
PNM:
Revolving credit facility	$—	$49,200
PNM New Mexico Credit Facility	—	—
TNMP – Revolving credit facility	—	—
PNMR:
Revolving credit facility	5,000	—
PNMR Term Loan Agreement	100,000	100,000
	$105,000	$149,200

At July 25, 2014, PNMR, PNM, and TNMP had $292.3 million, $369.6 million, and $74.9 million of availability under their respective revolving credit facilities, including reductions of availability due to outstanding letters of credit, and PNM had $35.0 million of availability under the PNM New Mexico Credit Facility. Total availability at July 25, 2014, on a consolidated basis, was $771.8 million for PNMR. As of July 25, 2014, PNM had $5.5 million in borrowings from PNMR and TNMP had $25.7 million in borrowings from PNMR under their intercompany loan agreements. At July 25, 2014, PNMR, PNM and TNMP had consolidated invested cash of $1.9 million, none, and none.

(10)	Pension and Other Postretirement Benefit Plans

PNMR and its subsidiaries maintain qualified defined benefit pension plans, postretirement benefit plans providing medical and dental benefits, and executive retirement programs (“PNM Plans” and “TNMP Plans”). PNMR maintains the legal obligation for the benefits owed to participants under these plans.

Additional information concerning pension and OPEB plans is contained in Note 12 of the Notes to Consolidated Financial Statements in the 2013 Annual Reports on Form 10-K. Annual net periodic benefit cost (income) for the plans is actuarially determined using the methods and assumptions set forth in that note and is recognized ratably throughout the year. The Society of Actuaries has proposed a change in mortality assumptions to reflect increased life expectancy and the corresponding decrease in mortality rates.  If adopted, this change will have impacts on the Company’s pension plans, as the mortality assumptions are used as the basis for stating the pension obligation in financial statements, determining funding requirements, and making minimum lump-sum calculations.  The Company, with the assistance of its consulting actuaries, is studying the impact of the mortality table changes.  This study is on-going and subject to change.  Preliminary estimates indicate that, beginning in 2016, the Company’s

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

pension liabilities could increase by as much as 7% over those using the current mortality assumptions.  Although pension expense and funding requirements also will likely increase, these changes are not expected to be material.

PNM Plans

The following tables present the components of the PNM Plans’ net periodic benefit cost:

	Three Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2014	2013	2014	2013	2014	2013
	(In thousands)
Components of Net Periodic
Benefit Cost
Service cost	$—	$—	$45	$65	$—	$—
Interest cost	7,541	7,035	1,159	1,029	205	180
Expected return on plan assets	(9,511)	(10,482)	(1,410)	(1,261)	—	—
Amortization of net (gain) loss	3,255	3,710	556	1,061	52	58
Amortization of prior service cost	(241)	19	(336)	(336)	—	—
Net periodic benefit cost	$1,044	$282	$14	$558	$257	$238

	Six Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2014	2013	2014	2013	2014	2013
	(In thousands)
Components of Net Periodic
Benefit Cost
Service cost	$—	$—	$91	$130	$—	$—
Interest cost	15,082	14,071	2,315	2,057	411	360
Expected return on plan assets	(19,022)	(20,965)	(2,819)	(2,522)	—	—
Amortization of net (gain) loss	6,510	7,420	1,113	2,121	105	116
Amortization of prior service cost	(483)	38	(672)	(672)	—	—
Net periodic benefit cost	$2,087	$564	$28	$1,114	$516	$476

PNM does not anticipate making any contributions to its pension trust in 2014 due to the current funded status of the pension plan.  PNM made contributions to its pension plan trust of zero and $60.0 million in the three and six months ended June 30, 2013. Based on current law, including recent amendments to funding requirements, and estimates of portfolio performance, contributions to the PNM pension plan trust for 2015-2018 are estimated to total $61.5 million. These anticipated contributions were developed using current funding assumptions, with discount rates of 5.2% to 5.5%. Actual amounts required to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional contributions at its discretion. PNM made contributions to the OPEB trust of $0.8 million and $1.6 million in the three and six months ended June 30, 2014 and $1.1 million and $1.6 million in the three and six months ended June 30, 2013. PNM expects to make contributions to the OPEB trust totaling $3.3 million in 2014 and $14.0 million for 2015-2018.  Disbursements under the executive retirement program, which are funded by PNM and considered to be contributions to the plan, were $0.4 million and $0.7 million in the three and six months ended June 30, 2014 and $0.4 million and $0.8 million in the three and six months ended June 30, 2013 and are expected to total $1.5 million during 2014.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TNMP Plans

The following tables present the components of the TNMP Plans’ net periodic benefit cost (income):

	Three Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2014	2013	2014	2013	2014	2013
	(In thousands)
Components of Net Periodic
Benefit Cost (Income)
Service cost	$—	$—	$59	$75	$—	$—
Interest cost	798	772	155	141	10	9
Expected return on plan assets	(1,132)	(1,212)	(133)	(126)	—	—
Amortization of net (gain) loss	166	262	(31)	—	—	—
Amortization of prior service cost	—	—	8	14	—	—
Net Periodic Benefit Cost (Income)	$(168)	$(178)	$58	$104	$10	$9

	Six Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2014	2013	2014	2013	2014	2013
	(In thousands)
Components of Net Periodic
Benefit Cost (Income)
Service cost	$—	$—	$119	$150	$—	$—
Interest cost	1,597	1,544	309	283	20	18
Expected return on plan assets	(2,263)	(2,425)	(267)	(252)	—	—
Amortization of net (gain) loss	333	524	(61)	—	—	—
Amortization of prior service cost	—	—	16	28	—	—
Net Periodic Benefit Cost (Income)	$(333)	$(357)	$116	$209	$20	$18

TNMP does not anticipate making additional contributions to its pension trust in 2014 due to the current funded status of the pension plan. TNMP made contributions to its pension plan trust of zero and $1.0 million in the three and six months ended June 30, 2013. Based on current law, including recent amendments to funding requirements, and estimates of portfolio performance, TNMP estimates there would be no contributions to its pension plan trust for 2015-2018. The anticipated contributions were developed using current funding assumptions, including discount rates of 5.2% and 5.5%. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP made contributions to the OPEB trust of $0.3 million in the three and six months ended June 30, 2014 and $0.3 million in the three and six months ended June 30, 2013. TNMP expects to make contributions to the OPEB trust totaling $0.3 million in 2014 and $1.4 million for 2015-2018. Disbursements under the executive retirement program, which are funded by TNMP and considered to be contributions to the plan, were less than $0.1 million in the three and six months ended June 30, 2014 and 2013 and are expected to total $0.1 million during 2014.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11)	Commitments and Contingencies

Overview
There are various claims and lawsuits pending against the Company. The Company also is subject to federal, state, and local environmental laws and regulations and periodically participates in the investigation and remediation of various sites. In addition, the Company occasionally enters into financial commitments in connection with its business operations. Also, the Company is involved in various legal and regulatory (Note 12) proceedings in the normal course of its business. It is not possible at this time for the Company to determine fully the effect of all litigation and other legal and regulatory proceedings on its financial position, results of operations, or cash flows.
With respect to some of the items listed below, the Company has determined that a loss is not probable or that, to the extent probable, cannot be reasonably estimated. In some cases, the Company is not able to predict with any degree of certainty the range of possible loss that could be incurred. Nevertheless, the Company assesses legal and regulatory matters based on current information and makes judgments concerning their potential outcome, giving due consideration to the nature of the claim, the amount and nature of damages sought, and the probability of success. Such judgments are made with the understanding that the outcome of any litigation, investigation, and other legal proceeding is inherently uncertain. In accordance with GAAP, the Company records liabilities for matters where it is probable a loss has been incurred and the amount of loss is reasonably estimable. The actual outcomes of the items listed below could ultimately differ from the judgments made and the differences could be material. The Company cannot make any assurances that the amount of reserves or potential insurance coverage will be sufficient to cover the cash obligations that might be incurred as a result of litigation or regulatory proceedings. The Company does not expect that any known lawsuits, environmental costs, and commitments will have a material effect on its financial condition, results of operations, or cash flows.
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

PNM estimates that it will incur approximately $58.0 million (in 2013 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a component of fuel expense as the fuel is consumed. At June 30, 2014 and December 31, 2013, PNM had a liability for interim storage costs of $12.1 million and $11.9 million included in other deferred credits.

On June 8, 2012, the D.C. Circuit issued its decision on a challenge by several states and environmental groups of the NRC’s rulemaking regarding temporary storage and permanent disposal of high-level nuclear waste and spent nuclear fuel. The petitioners had challenged the NRC’s 2010 update to the agency’s Waste Confidence Decision. The D.C. Circuit found that the agency’s 2010 Waste Confidence Decision update constituted a major federal action, which requires either an EIS or a finding of no significant impact from the agency’s actions. The D.C. Circuit found that the NRC’s evaluation of the environmental risks

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

from spent nuclear fuel was deficient, and therefore remanded the 2010 Waste Confidence Decision update for further action. In September 2012, the NRC issued a directive to its staff to proceed with development of a generic EIS to support an updated Waste Confidence Decision within 24 months. In September 2013, the NRC issued its draft EIS to support an updated Waste Confidence Decision. In late 2013, the NRC held a series of nationwide public meetings to receive stakeholder input on the draft EIS. NRC Commissioners have instructed the staff to issue the final generic EIS and rule by no later than September 2014. Untimely resolution by the NRC of the remand from the D.C. Circuit could have an adverse impact on certain NRC licensing actions. Currently, PVNGS does not have any licensing actions pending with the NRC. The petitioners also sought a writ requiring the NRC to comply with the law and resume processing DOE’s pending license application for a nuclear waste site at Yucca Mountain in Nevada. In August 2013, the D.C. Circuit ordered the NRC to resume reviewing the license application. PNM is unable to predict the impact of these decisions.
In 2011, the National Association of Regulatory Utility Commissioners and the Nuclear Energy Institute challenged DOE’s 2010 determination of the adequacy of the one tenth of a cent per KWh fee (the “one-mill fee”) paid by the nation’s commercial nuclear power plant owners pursuant to their individual contracts with the DOE. The fee applicable to PVNGS Units 1 and 2 is recovered by PNM in its retail rates. In June 2012, the D.C. Circuit held that DOE failed to conduct a sufficient fee analysis in making the 2010 determination. The D.C. Circuit remanded the 2010 determination to the DOE with instructions to conduct a new fee adequacy determination within six months. In February 2013, upon completion of DOE’s revised one-mill fee adequacy determination, the court reopened the proceedings. On November 19, 2013, the D.C. Circuit ordered the DOE to notify Congress of the intent to suspend collecting annual fees for nuclear waste disposal from nuclear power plant operators. In 2013, the one-mill fee for PNM’s share of the output from all three units at PVNGS amounted to $3.0 million. On January 3, 2014, the DOE notified Congress of the intention to suspend collection of the one-mill fee, subject to Congress’ disapproval. On May 16, 2014, the DOE adjusted the fee to zero. PNM anticipates challenges to this action and is unable to predict its ultimate outcome.

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

SJGS

BART Determination Process – SJGS is a source that is subject to the statutory obligations of the CAA to reduce visibility impacts. The State of New Mexico submitted its SIP on the regional haze and interstate transport elements of the visibility rules for review by EPA in June 2011. The SIP found that BART to reduce NOx emissions from SJGS is selective non-catalytic reduction technology (“SNCR”). Nevertheless, in August 2011, EPA published its FIP, stating that it was required to do so by virtue of a consent decree it had entered into with an environmental group in litigation concerning the interstate transport requirements of the CAA. The FIP included a regional haze BART determination for SJGS that requires installation of selective catalytic reduction technology (“SCR”) with stringent NOx emission limits on all four units by September 21, 2016.

PNM, the Governor of New Mexico, and NMED petitioned the Tenth Circuit to review EPA’s decision and requested EPA to reconsider its decision. The Tenth Circuit denied petitions to stay the effective date of the rule on March 1, 2012. These parties also formally asked EPA to stay the effective date of the rule. Several environmental groups have intervened in support of EPA. WEG also filed an action to challenge EPA’s rule in the Tenth Circuit, seeking to shorten the rule’s compliance period from five

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

years to three years and PNM has intervened in this action. Oral arguments on the merits of the FIP challenges were held in October 2012 in the Tenth Circuit. In accordance with the court’s order, the parties have filed supplemental information.

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

Because the unchanged compliance deadline of the FIP required PNM to continue to take steps to commence installation of SCRs at SJGS, PNM entered into a contract in October 2012 with an engineering, procurement, and construction contractor to install SCRs on behalf of the SJGS owners. The construction contract, which includes termination provisions in the event that SCRs are determined in the future to be unnecessary, has been suspended through November 1, 2014. At the time PNM entered into the contract, PNM estimated the total cost to install SCRs on all four units of SJGS to be between approximately $824 million and $910 million, which amounts include costs for construction management, gross receipts taxes, AFUDC, and other PNM costs, although final costs were to be refined through an “open book” subcontractor bidding process. The costs for the project to install SCRs would encompass installation of technology to comply with the NAAQS requirements described below.
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

Based upon its current SJGS ownership interest, PNM’s share under either SCRs or SNCRs as described above would be about 46.3%.
During 2012 and early 2013, PNM, as the operating agent for SJGS, engaged in discussions with NMED and EPA regarding an alternative to the FIP and SIP. Following approval by a majority of the other SJGS owners, PNM, NMED, and EPA agreed on February 15, 2013 to pursue a revised plan that could provide a new BART path to comply with federal visibility rules at SJGS, subject to approval by the EIB and EPA. The terms of the non-binding agreement would result in the retirement of SJGS Units 2 and 3 by the end of 2017 and the installation of SNCRs on Units 1 and 4 by the later of January 31, 2016 or 15 months after EPA approval of a revised SIP. Certain aspects of this alternative are subject to approval by the NMPRC. At June 30, 2014, PNM’s net book value of its current ownership share of SJGS Units 2 and 3 was approximately $286 million.
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
It was contemplated that the retirement of SJGS Units 2 and 3 under the revised plan might result in shifts in ownership among SJGS owners or other changes in the contractual cost sharing arrangements, as would be agreed upon by the owners. See SJGS Ownership Restructuring Matters below. Owners of the affected units also may be required to seek approvals of their utility commissions or governing boards for any such changes.
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
Due to the long lead times on certain equipment purchases, PNM began taking steps to prepare for the potential installation of SNCRs on Units 1 and 4. In April 2013, PNM issued an RFP for SNCR system design and technology. In May 2013, PNM entered into an SNCR equipment and related services contract with an SNCR technology provider and in July 2014 entered into a contract for management of the SNCR construction, but has not yet entered into a construction and procurement contract.
In accordance with the revised plan, PNM submitted a new BART analysis to NMED on April 1, 2013, reflecting the terms of the non-binding agreement, including the installation of SNCRs on Units 1 and 4 and the retirement of Units 2 and 3. NMED developed a revised SIP and submitted it to the EIB for approval in May 2013. After a public hearing, the EIB approved the revised SIP in September 2013 and the revised SIP was submitted to EPA for approval on October 18, 2013. EPA deemed the SIP application complete on December 17, 2013. On April 30, 2014, EPA issued an advance copy of its proposed approval of the revised SIP and it was published in the Federal Register on May 12, 2014. EPA provided a 30 day public comment period, which ended on June 11, 2014. PNM filed comments in support of EPA’s proposed approval. Final EPA action on the revised SIP is expected by about the end of September 2014.

On December 20, 2013, PNM made a filing with the NMPRC requesting certain approvals necessary to effectuate the revised SIP. In this filing, PNM requested:

•
Permission to retire SJGS Units 2 and 3 at December 31, 2017 and to recover over 20 years their net book value at that date, estimated to be approximately $205 million, along with a regulated return on those costs

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

The above estimate of PNM’s share of the costs to install SNCRs and the additional equipment to comply with NAAQS requirements on SJGS Units 1 and 4 includes gross receipts taxes, AFUDC, and other PNM costs. This amount and the above estimate of net book value of SJGS Units 2 and 3 at December 31, 2017 reflect the requested exchange of 78 MW of capacity out of SJGS Unit 3 and into SJGS Unit 4 resulting in PNM’s ownership share of SJGS Units 1 and 4 aggregating approximately 52%. The December 20, 2013 NMPRC filing identifies a new 177 MW natural gas fired generation source and 40 MW of new utility-scale solar PV generation to replace a portion of PNM’s share of the reduction in generating capacity due to the retirement of SJGS Units 2 and 3. PNM has included the 40 MW of solar PV facilities in its 2015 Renewable Energy Plan. See Note 12. Specific approvals to acquire other facilities and the treatment of associated costs will be made in future filings. PNM estimates the cost of these identified resources would be approximately $268.3 million. These amounts are included in PNM’s current construction expenditure forecast although approval of the plan remains subject to numerous conditions. Although operating costs will be reduced due to the retirement of SJGS Units 2 and 3, the operating costs for SJGS Units 1 and 4 would increase with the installation of either SCRs or SNCRs. See Note 12 for additional information concerning PNM’s filing for NMPRC approvals regarding these matters.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As discussed under SJGS Ownership Restructuring Matters below, the owners of SJGS are attempting to negotiate agreements concerning numerous matters, the resolution of which is necessary in order to facilitate the shutdown of SJGS Units 2 and 3 and comply with the revised SIP. PNM’s requests in the December 20, 2013 NMPRC filing were based on the status of the negotiations among the SJGS owners at that time. PNM’s ultimate ownership percentage in SJGS Unit 4 will depend on the final resolution of the negotiations among the SJGS owners and is subject to NMPRC approval. On July 1, 2014, pursuant to an order of the hearing examiner in the case, PNM filed a notice with the NMPRC regarding the status of the negotiations among the SJGS participants, including that the SJGS participants reached non-binding agreements in principle on the ownership restructuring of SJGS, which are memorialized in the resolution and term sheet described below. PNM filed testimony with the NMPRC on July 15, 2014 further describing the proposed terms. The public hearing in the NMPRC case is now scheduled to begin on October 6, 2014. PNM is currently requesting that the NMPRC take action on this case by the end of February 2015.

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

SJGS Ownership Restructuring Matters – As discussed in the 2013 Annual Report on Form 10-K, SJGS is jointly owned by PNM and eight other entities, including three participants that operate in the State of California. Furthermore, each participant does not have the same ownership interest in each unit. The SJPPA that governs the operation of SJGS expires on July 1, 2022 and the contract with SJCC to supply the coal requirements of the plant expires on December 31, 2017. The California participants have indicated that, under California law, they may be prohibited from making significant capital improvements to SJGS. The California participants have stated they would be unable to fully fund the construction of either SCRs or SNCRs at SJGS and have expressed the intent to exit their ownership in SJGS no later than the expiration of the current SJPPA. One other participant also expressed a similar intent to exit ownership in the plant. The participants intending to exit ownership in SJGS currently own 50.0% of SJGS Unit 3 and 38.8% of SJGS Unit 4. PNM currently owns 50.0% of SJGS Unit 3 and 38.5% of SJGS Unit 4. PNM is unable to predict the actions of the SJGS participants. Likewise, PNM cannot predict the impact of those actions on the ownership of SJGS or the operations of SJGS and PNM.

The SJGS participants have engaged in negotiations concerning the implementation of the revised SIP to address BART at SJGS. These negotiations initially included potential shifts in ownership among participants and between Units 3 and 4 in order to facilitate the shutdown of Units 2 and 3 to comply with the revised SIP and to accommodate the intent of the participants desiring to exit ownership in SJGS. This could have resulted in certain of the continuing participants, including PNM, acquiring additional ownership interests in Unit 4 prior to the shutdown of SJGS Units 2 and 3. Based on the status of negotiations at the time of PNM’s December 20, 2013 NMPRC filing, PNM requested NMPRC approval to exchange 78 MW of its capacity in SJGS Unit 3 for an equal amount of capacity in SJGS Unit 4. The discussions among the SJGS participants regarding restructuring have also included, among other matters, the treatment of plant decommissioning obligations, mine reclamation obligations, environmental matters, and certain ongoing operating costs. The SJGS participants engaged a mediator to assist in facilitating resolution of a number of outstanding matters among the owners.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On June 26, 2014, a non-binding resolution was unanimously approved by the SJGS Coordination Committee. The resolution identifies the participants who would be exiting active participation in SJGS effective December 31, 2017, and participants, including PNM, who would retain an interest in the ongoing operation of one or more units of SJGS. The non-binding resolution provides the essential terms of restructured ownership of SJGS between the exiting participants and the remaining participants and addresses other related matters. The non-binding resolution includes provisions indicating that the exiting participants would remain obligated for their proportionate shares of environmental, mine reclamation, and certain other legacy liabilities that are attributable to activities that occurred prior to their exit, as well as outlining how their shares would be determined. The participants continue to negotiate definitive agreements that would formalize these matters, as well as addressing plant decommissioning liabilities and indemnification. Also, on June 26, 2014, a non-binding term sheet was approved by all of the remaining participants that provides the essential terms of restructured ownership of SJGS among the remaining participants. As part of the non-binding terms, PNM confirmed that it proposes to acquire an additional 132 MW in SJGS Unit 4 effective December 31, 2017, rather than the exchange of 78 MW of capacity in SJGS Unit 3 for 78 MW in SJGS Unit 4 contemplated in the December 20, 2013 NMPRC filing. There would be no initial cost for PNM to acquire the additional 132 MW although PNM’s share of capital improvements, including the costs of installing SNCRs, and operating expenses would increase to reflect the increased ownership. The acquisition of 132 MW of SJGS Unit 4 would result in PNM’s ownership share of SJGS Units 1 and 4 aggregating approximately 59%. PNM’s remaining replacement power plans otherwise remain as previously proposed.

A number of regulatory approvals are required to implement the proposed ownership restructuring of SJGS. Any final binding agreements relating to the ownership restructuring are subject to the approval of each participant’s board or other decision-making body and are subject to required regulatory approvals. PNM is unable to predict the outcome of the negotiations, whether definitive agreements will be reached among the owners, or whether required approvals will be obtained.

The SJPPA requires PNM, as operating agent, to obtain approval of capital improvement project expenditures from participants who have an ownership interest in the relevant unit or property common to more than one unit. As provided in the SJPPA, specified percentages of both the outstanding participant shares, based on MW ownership, and the number of participants in the unit or common property must be obtained in order for a capital improvement project to be approved. PNM presented the SNCR project, including NAAQS compliance requirements, to the SJGS participants in Unit 1 and Unit 4 for approval in late October 2013. The project was approved for Unit 1, but the Unit 4 project, which includes some of the California participants, did not obtain the required percentage of votes for approval. In addition, other capital projects related to Unit 4 were not approved by the participants. The SJPPA provides that PNM, in its capacity as operating agent of SJGS, is authorized and obligated to take reasonable and prudent actions necessary for the successful and proper operation of SJGS pending the resolution, by arbitration or otherwise, of any inability or failure to agree by the participants. PNM must evaluate its responsibilities and obligations as operating agent under the SJPPA regarding the SJGS Unit 4 capital projects that were not approved by the participants and take reasonable and prudent actions as it deems necessary. On March 11, 2014, PNM requested that the owners of Unit 4 approve the expenditure of $1.9 million of costs critical to being able to comply with the time frame in the revised SIP with respect to the Unit 4 project. The Unit 4 owners did not approve the expenditures. Thereafter, PNM, as operating agent for SJGS, issued a “Prudent Utility Practice” notice under the SJPPA indicating PNM was restarting certain critical activities to keep the Unit 4 SNCR project on schedule. On June 27, 2014, PNM requested that the Unit 4 owners approve the expenditure of an additional $6.4 million of costs critical to the next phase of the Unit 4 capital project and compliance with the revised SIP deadline. The Unit 4 owners did not approve the additional expenditures. PNM subsequently issued a notice to the participants on July 14, 2014, that, consistent with “Prudent Utility Practice,” PNM must continue the work on Unit 4 and would begin to incur the additional expenditures. PNM cannot predict the outcome of this matter, its impact on SJGS’ compliance with the CAA, or the impact on PNM’s financial position, results of operations, and cash flows.

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

APS, on behalf of the Four Corners participants, negotiated amendments to an existing facility lease with the Navajo Nation, which extends the Four Corners leasehold interest from 2016 to 2041.  The Navajo Nation approved these amendments in March 2011.  The effectiveness of the amendments also requires the approval of the DOI, as does a related federal rights-of-way grant, which the Four Corners participants are pursuing.  A federal environmental review is underway as part of the DOI review process.  In March 2014, APS received a draft of the EIS in connection with the DOI review process.  The deadline for comments on the draft EIS, which originally were due by the May 27, 2014, was extended to June 27, 2014.  On June 19, 2014, PNM submitted comments on the draft EIS as owner and operator of two electric transmission lines that are part of the connected action for the EIS.  In addition, APS will require a PSD permit from EPA to install SCR control technology at Four Corners.  PNM cannot predict whether these federal approvals will be granted, and if so on a timely basis, or whether any conditions that may be attached to them will be acceptable to the Four Corners participants.

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
PNM is continuing to evaluate the impacts of EPA’s BART determination for Four Corners. PNM estimates its share of costs, including PNM’s AFUDC, to be up to $80.3 million for post-combustion controls at Four Corners Units 4 and 5. PNM would seek recovery from its ratepayers of all costs that are ultimately incurred. PNM is unable to predict the ultimate outcome of this matter.
Four Corners BART FIP Challenge
On October 22, 2012, WEG filed a petition for review in the Ninth Circuit challenging the Four Corners BART FIP.  In its petition, WEG alleges that the final BART rule results in more air pollution being emitted into the air than allowed by law and that EPA failed to follow the requirements of the ESA.  APS intervened in this matter and filed a motion to dismiss this lawsuit for lack of jurisdiction or alternatively to transfer the lawsuit to the Tenth Circuit. On February 25, 2013, the Ninth Circuit denied APS’ motion to dismiss, but granted the request to transfer the case to the Tenth Circuit. Oral argument was presented before the Tenth Circuit on January 23, 2014. On July 23, 2014, the Tenth Circuit issued a unanimous decision affirming EPA’s action and denying WEG’s petition for review. PNM is unable to predict whether WEG will file a petition for rehearing or otherwise appeal the decision.

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

National Ambient Air Quality Standards (“NAAQS”)
The CAA requires EPA to set NAAQS for pollutants considered harmful to public health and the environment. EPA has set NAAQS for certain pollutants, including NOx, SO2, ozone, and particulate matter. In 2010, EPA updated the primary NOx and SO2 NAAQS to include a 1-hour maximum standard while retaining the annual standards for NOx and SO2 and the 24-hour SO2 standard. New Mexico is in attainment for the 1-hour NOx NAAQS. On May 13, 2014, EPA released the draft data requirements rule for the 1-hour SO2 NAAQS, which directs state and tribal air agencies to characterize current air quality in areas with large SO2 sources to identify maximum 1-hour SO2 concentrations. The proposed rule also describes the process and timetable by which air regulatory agencies would characterize air quality around large SO2 sources through ambient monitoring or modeling. This

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

characterization will result in these areas being designated as attainment, nonattainment, or unclassified for compliance with the 1-hour SO2 NAAQS.  Although the determination process has not been finalized, PNM believes that compliance with the 1-hour SO2 standard may require operational changes and/or equipment modifications at SJGS. On November 8, 2013, PNM received an amendment to its air permit for SJGS, which would be required for the installation of either SCRs or SNCRs described above. In the revised permit, PNM agreed to reduce SO2 emissions to 0.1 pound per MMBTU and to install equipment modifications for the purpose of reducing fugitive emissions, including NOx, SO2, and particulate matter. These reductions will help SJGS meet the NAAQS. It is anticipated that the equipment modifications would be installed at the same time as the installation of regional haze BART controls, in order to most efficiently and cost effectively conduct construction activities at SJGS. The cost of this technology is dependent upon the type of control technology that is ultimately determined to be NOx BART at SJGS. See Regional Haze – SJGS above.

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

WEG v. OSM NEPA Lawsuit

In February 2013, WEG filed a Petition for Review in the United States District Court of Colorado against OSM challenging federal administrative decisions affecting seven different mines in four states issued at various times from 2007 through 2012.  In its petition, WEG challenges several unrelated mining plan modification approvals, which were each separately approved by OSM.  Of the fifteen claims for relief in the WEG Petition, two concern SJCC’s San Juan mine.  WEG’s allegations concerning the San Juan mine arise from OSM administrative actions in 2008.  WEG alleges various National Environmental Policy Act violations against OSM, including, but not limited to, OSM’s alleged failure to provide requisite public notice and participation, alleged failure to analyze certain environmental impacts, and alleged reliance on outdated and insufficient documents.  WEG’s petition seeks various forms of relief, including voiding, reversing, and remanding the various mining modification approvals, enjoining the federal defendants from re-issuing the mining plan approvals for the mines, and enjoining operations at the seven mines. SJCC intervened in this matter. The Court granted SJCC’s motion to sever its claims from the lawsuit and transfer venue to the United States District Court for the District of New Mexico, where this matter is now proceeding. PNM cannot currently predict the outcome of this matter or the range of its potential impact.
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
Cooling Water Intake Structures
EPA issued its final cooling water intake structures rule on May 19, 2014, which establishes national standards for certain cooling water intake structures at existing power plants and other facilities under the Clean Water Act to protect fish and other aquatic organisms by minimizing impingement mortality (the capture of aquatic wildlife on intake structures or against screens) and entrainment mortality (the capture of fish or shellfish in water flow entering and passing through intake structures).
The final rule allows multiple compliance options and considerations for site specific conditions and the permit writer is granted a significant amount of discretion in determining permit requirements, schedules, and conditions. To minimize impingement mortality, the rule provides operators of facilities, such as SJGS and Four Corners, seven options for meeting “best technology available” standards for reducing impingement. To minimize entrainment mortality, the permitting authority must establish the “best technology available” for entrainment on a site-specific basis, taking into consideration an array of factors, including social costs and benefits. Affected sources must submit source water baseline characterization data to the permitting authority to assist in the determination. Compliance deadlines under the rule are tied to permit renewal and will be subject to a schedule of compliance established by the permitting authority. PNM is performing analyses to determine the potential costs of compliance with the rule. PNM is unable to predict the outcome of this matter or a range of the potential costs of compliance. APS is currently in discussions with EPA Region 9, the National Pollutant Discharge Elimination System permit writer for Four Corners, to determine the scope of the impingement and entrainment requirements, which will, in turn, determine APS’s costs to comply with the rule. APS has indicated that it does not expect such costs to be material.

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
The Superfund Oversight Section of the NMED has conducted multiple investigations into the chlorinated solvent plume in the vicinity of the site of the former Santa Fe Generating Station. In February 2008, a NMED site inspection report was submitted to EPA, which states that neither the source nor extent of contamination has been determined and that the source may not be the former Santa Fe Generating Station. The NMED investigation is ongoing. In January 2013, NMED notified PNM that monitoring results from April 2012 showed elevated concentrations of nitrate in three monitoring wells and an increase in free-phase hydrocarbons in another well. None of these wells are routinely monitored as part of PNM’s obligations under the settlement agreement. In April 2013, NMED conducted the same level of testing on the wells as was conducted in April 2012, which produced similar results. PNM voluntarily agreed to conduct similar sampling activities on the site beginning in April 2014, as well as more specific “fingerprint” analysis, which may help identify potential off-site sources. PNM is unable to predict the outcome of this matter and does not believe the former generating station is the source of the nitrates or the increased levels of free-phase hydrocarbons, but no conclusive determinations have been made.
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

Other Commitments and Contingencies
Coal Supply
The coal requirements for SJGS are being supplied by SJCC, a wholly owned subsidiary of BHP. In addition to coal delivered to meet the current needs of SJGS, PNM prepays SJCC for certain coal mined but not yet delivered to the plant site. At June 30, 2014 and December 31, 2013, prepayments for coal, which are included in other current assets, amounted to $21.6 million and $12.3 million. These amounts reflect delivery of a portion of the prepaid coal and its utilization due to the mine fire incident described below. SJCC holds certain federal, state, and private coal leases and has an underground coal sales agreement to supply processed coal for operation of SJGS through 2017. Under the coal sales agreement, SJCC is reimbursed for all costs for mining and delivering the coal, including an allocated portion of administrative costs, and receives a return on its investment. BHP Minerals International, Inc. has guaranteed the obligations of SJCC under the coal agreement. The coal agreement contemplates the delivery of coal that would supply substantially all the requirements of SJGS through December 31, 2017. PNM and the other owners of SJGS are evaluating alternatives for the supply of coal after the expiration of the current coal sales agreement.
APS purchases all of Four Corners’ coal requirements from a supplier that was also a subsidiary of BHP and had a long-term lease of coal reserves with the Navajo Nation. That contract was to expire on July 6, 2016 with pricing determined using an escalating base-price. On December 30, 2013, ownership of the mine was transferred to an entity owned by the Navajo Nation and a new coal supply contract for Four Corners, expiring in 2031, was entered into with that entity. The BHP subsidiary is to be retained as the mine manager and operator until December 2016. Coal costs are anticipated to increase approximately 21% for the first full year of the new contract and will further increase over the contract term. PNM anticipates that its share of the increased costs will be recovered through its FPPAC.
In 2013, PNM updated its study of the final reclamation costs for both the surface mines that previously provided coal to SJGS and the current underground mine providing coal and revised its estimates of the final reclamation costs. This estimate reflects that, with the proposed shutdown of SJGS Units 2 and 3 described above, the mine providing coal to SJGS will continue to operate through 2053, the anticipated life of SJGS. The 2013 estimate for decommissioning the Four Corners mine reflects the operation of the mine through 2031, the term of the new coal supply agreement. Based on the 2013 estimates, remaining payments for mine reclamation, in future dollars, are estimated to be $54.6 million for the surface mines at both SJGS and Four Corners and

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$93.3 million for the underground mine at SJGS as of June 30, 2014. At June 30, 2014 and December 31, 2013, liabilities, in current dollars, of $23.3 million and $23.8 million for surface mine reclamation and $8.2 million and $7.8 million for underground mine reclamation were recorded in other deferred credits.
PNM collects a provision for surface and underground mine reclamation costs in its rates. The NMPRC has capped the amount that can be collected from ratepayers for final reclamation of the surface mines at $100.0 million. Previously, PNM recorded a regulatory asset for the $100.0 million and recovers the amortization of this regulatory asset in rates. If future estimates increase the liability for surface mine reclamation, the excess would be expensed at that time. In conjunction with the proposed shutdown of SJGS Units 2 and 3 to comply with the BART requirements of the CAA discussed under The Clean Air Act – Regional Haze – SJGS above, an updated coal mine reclamation study was requested by the SJGS participants. As discussed under Coal Combustion Byproducts Waste Disposal above, SJGS currently disposes of CCBs from the plant in the surface mine pits adjacent to the plant. The updated coal mine reclamation study indicates reclamation costs have increased, including significant increases due to the proposed shutdown of SJGS Units 2 and 3, although the timing of payments will be delayed. The shutdown of Units 2 and 3 would reduce the amount of CCBs generated over the remaining life of SJGS, which could result in a significant increase in the amount of fill dirt required to remediate the underground mine area thereby increasing the overall reclamation costs. It has not been decided how costs would be divided among the owners of SJGS. Regulatory determinations made by the NMPRC may also affect the impact on PNM. The reclamation amounts discussed above reflect PNM’s estimates of its share of the revised costs. PNM is currently unable to determine the outcome of these matters or the range of possible impacts.
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
The costs of the mine recovery flowed through the cost-reimbursable component of the coal supply agreement. PNM included the portion of such costs allocable to its customers subject to New Mexico regulation in its FPPAC. PNM’s filings with the NMPRC reflected an estimate that this incident increased coal costs and the deferral of cost recovery under the FPPAC by between $17.4 million and $21.6 million. SJCC submitted an insurance claim regarding the costs it incurred due to the mine fire and informed PNM that it settled with its insurance carrier. PNM’s portion of the insurance recovery is $18.7 million. PNM has credited its FPPAC balancing account for the insurance proceeds allocable to PNM’s New Mexico jurisdictional customers. See Note 12.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SJCC Arbitration
The coal supply agreement for SJGS provides that the participants in SJGS have the right to audit the costs billed by SJCC. An independent accounting firm has been engaged to perform audits of the costs billed under the provisions of the contract. The audit for the period from 2006 through 2009 resulted in disagreements between the SJGS participants and SJCC. As provided in the contract, certain issues were submitted to a panel for binding arbitration. The issues were: 1) whether the SJGS participants owed SJCC unbilled mining costs of $5.2 million or whether SJCC owed the SJGS participants overbilled mining costs of $1.1 million, and 2) whether SJCC billed the SJGS participants $13.9 million as mining costs that SJCC should have considered to be capital costs, which were not billable under the mining contract.  PNM’s share of amounts subject to the arbitration are approximately 46.3%. A hearing before the arbitration panel on the remaining issues was held in May 2014. The arbitration panel found in favor of SJCC on both issues.  Of PNM’s share of the costs, approximately 33% of the first issue was passed through PNM’s FPPAC and the rest impacted earnings in the three months ended June 30, 2014. The amounts related to the second issue were recorded when billed in prior periods and had no impact in 2014.
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

PVNGS Liability and Insurance Matters
Public liability for incidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan. In accordance with the Price-Anderson Act, the PVNGS participants have insurance for public liability exposure for a nuclear incident totaling $13.6 billion per occurrence. Commercial insurance carriers provide $375 million and $13.2 billion is provided through a mandatory industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the program exceed the accumulated funds, PNM could be assessed retrospective premium adjustments. Based on PNM’s 10.2% interest in each of the three PVNGS units, PNM’s maximum potential retrospective premium assessment per incident for all three units is $38.9 million, with a maximum annual payment limitation of $5.7 million.

The PVNGS participants maintain “all risk” (including nuclear hazards) insurance for damage to, and decontamination of, property at PVNGS in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination. These coverages are provided by Nuclear Electric Insurance Limited (“NEIL”). Effective April 1, 2014, a sublimit of $2.25 billion for non-nuclear property damage losses has been enacted to the primary policy offered by NEIL. If NEIL’s losses in any policy year exceed accumulated funds, PNM is subject to retrospective premium assessments of $4.8 million for each retrospective premium assessment declared by NEIL’s Board of Directors. The insurance coverages discussed in this and the previous paragraph are subject to policy conditions and exclusions.
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
San Juan River Adjudication
In 1975, the State of New Mexico filed an action in New Mexico District Court to adjudicate all water rights in the San Juan River Stream System, including water used at Four Corners and SJGS. PNM was made a defendant in the litigation in 1976. In March 2009, President Obama signed legislation confirming a 2005 settlement with the Navajo Nation. Under the terms of the settlement agreement, the Navajo Nation’s water rights would be settled and finally determined by entry by the court of two proposed adjudication decrees.  The court issued an order in August 2013 finding that no evidentiary hearing was warranted in the Navajo Nation proceeding, and on November 1, 2013 issued a Partial Final Judgment and Decree of the Water Rights of the Navajo Nation approving the proposed settlement with the Navajo Nation. Several parties filed a joint motion for a new trial, which was denied by the court. A number of parties subsequently appealed to the New Mexico Court of Appeals. PNM has entered its appearance in the appellate case. No hearing dates or deadlines have been set at this time.
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
Rights-of-Way Matter

On January 28, 2014, the County Commission of Bernalillo County, New Mexico passed an ordinance requiring utilities to enter into a use agreement and pay a yet to be determined fee as a condition to installing, maintaining, and operating facilities on county rights-of-way. The fee is purported to compensate the county for costs of administering, maintaining, and capital improvements to the rights-of-way. On February 27, 2014, PNM and other utilities filed a Complaint for Declaratory and Injunctive Relief in the United States District Court for the District of New Mexico challenging the validity of the ordinance. In June 2014, the utilities and Bernalillo County reached an agreement whereby the County would not take any enforcement action against the utilities pursuant to the ordinance during the pendency of the litigation, but not including any period for appeal of a judgment, or upon 30 days written notice by either the County or the utilities of their intention to terminate the agreement.  If the challenge to the ordinance is unsuccessful, PNM believes any fees paid pursuant to the ordinance would be considered franchise fees and would be recoverable from customers. PNM is unable to predict the outcome of this matter or its impact on PNM’s operations.

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
In a separate matter, in September 2012, 43 landowners claiming to be Navajo allottees filed a notice of appeal with the BIA appealing a March 2011 decision of the BIA Regional Director regarding renewal of a right-of-way for a PNM transmission line. The allottees, many of whom are also allottees in the above matter, generally allege that they were not paid fair market value for the right-of-way, that they were denied the opportunity to make a showing as to their view of fair market value, and thus denied due process. On January 6, 2014, PNM received notice that the BIA, Navajo Region, requested a review of an appraisal report on 58 allotment parcels. After review, the BIA concluded it would continue to rely on the values of the original appraisal. On March 27, 2014, while this matter was stayed, the allottees filed a motion to dismiss their appeal with prejudice.  On April 2, 2014, the allotees’ appeal was dismissed with prejudice concluding this matter. Subsequent to the dismissal, PNM received a letter from counsel on behalf of what appears to be a subset of the 43 landowner allottees involved in the appeal, notifying PNM that the specified allottees were revoking their consents for renewal of right of way on six specific allotments.  PNM is in the process of investigating the validity of this notice of revocation and its potential impact in light of the BIA’s position and the recent dismissal with prejudice of the appeal, and is therefore unable at this time to predict the likely outcome of this matter.

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
The REA provides for streamlined proceedings for approval of utilities’ renewable energy procurement plans, assures utilities that they recover costs incurred consistent with approved procurement plans, and requires the NMPRC to establish a RCT for the procurement of renewable resources to prevent excessive costs being added to rates. Currently, the RCT is set at 3% of customers’ annual electric charges.

The NMPRC approved PNM’s 2014 renewable energy procurement plan on December 18, 2013. The plan meets RPS and diversity requirements within the RCT in 2014 and 2015. PNM’s procurements include 50,000 MWh of wind generated RECs in 2014, the construction by December 31, 2014 of 23 MW of PNM-owned solar PV facilities at a cost of $46.7 million, a 20-year PPA for the output of Red Mesa Wind, an existing wind generator having an aggregate capacity of 102 MW, beginning January 1, 2015 at a first year cost estimated to be $5.8 million, and the purchase of 120,000 MWh of wind RECs in 2015.

PNM filed its 2015 renewable energy procurement plan on June 2, 2014. The plan meets RPS and diversity requirements within the RCT in 2015 and 2016. PNM’s proposed new procurements include the construction by December 31, 2015 of 40 MW of PNM-owned solar PV facilities at a cost of $79.3 million. The proposed 40 MW solar facilities are identified as being a cost-effective resource in PNM’s application to retire SJGS Units 2 and 3 (Note 11). The NMPRC has scheduled a public hearing on the plan to begin September 11, 2014. PNM expects a decision by December 2, 2014.
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
On October 2, 2013, the NMPRC issued a NOPR and a proposed rule to implement amendments to the New Mexico Efficient Use of Energy Act. Included in the proposed rule is a provision that would limit incentive awards to an amount equal to the utility’s WACC times its approved annual program costs. The NMPRC received comments and a public hearing was held on November 20, 2013.
FPPAC Continuation Application

Pursuant to the rules of the NMPRC, public utilities are required to file an application to continue using their FPPAC every four years. On May 28, 2013, PNM filed the required continuation application and requested that its current FPPAC be modified to increase the reset frequency of the fuel factor from annually to quarterly, to allow PNM to retain 10% of its off-system sales margin, and to apply the same carrying charge rate to both over and under collections in the balancing account. On December 20, 2013, a stipulated agreement was filed to resolve this case. A public hearing on the stipulation was held on February 25, 2014. The Hearing Examiner recommended approval of the settlement in its entirety to the NMPRC. On April 23, 2014, the NMPRC approved the stipulation. The settlement allows PNM to retain 10% of off-system sales margin from July 1, 2013 through December 31, 2016, resolves all costs related to the San Juan Coal mine fire discussed in Note 11, resolves the ratemaking treatment for coal pre-treatment at SJGS until the next rate case, requires PNM to write-off $10.5 million of the under-collected balance in its FPPAC balancing account, and requires PNM to extend the recovery of the remaining under-collected balance over 18 months beginning July 1, 2014. PNM recorded the $10.5 million write off as a regulatory disallowance in the fourth quarter of 2013.

Integrated Resource Plan
NMPRC rules require that investor owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first four years of that period. PNM filed its 2014 IRP on July 1, 2014. The four-year action plan was consistent with the replacement resources identified in PNM’s application to retire SJGS Units 2 and 3. PNM indicated that it planned to meet its anticipated long-term load growth with a combination of additional renewable energy resources, energy efficiency, and natural gas-fired facilities. Consistent with statute and NMPRC rule, PNM incorporated a public advisory process into the development of its 2014 IRP. On July 31, 2014, several parties requested the NMPRC not to accept the 2014 IRP as compliant with NMPRC rule because to do so could affect the pending proceeding on PNM’s application to abandon SJGS Units 2 and 3 and for CCNs for certain replacement resources (Note 11) and because they assert that the IRP does not conform to the NMPRC’s IRP rule. Certain parties also ask that further proceedings on the IRP be held in abeyance until the conclusion of the pending abandonment/CCN proceeding.
Applications for Approvals to Purchase Delta
As discussed in Note 9 of the Notes to Consolidated Financial Statements in the 2013 Annual Report on Form 10-K, PNM entered in to an agreement to purchase Delta, a 132 MW natural gas peaking unit from which PNM acquired energy and capacity under a PPA. The agreement to purchase Delta required approvals by the NMPRC and FERC. On June 26, 2013, the NMPRC

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

granted PNM’s CCN application and approved PNM’s proposed ratemaking treatment. FERC approved the purchase on February 26, 2013. PNM closed on the purchase on July 17, 2014.
Application for Approval of La Luz Generating Station
On May 17, 2013, PNM filed an application with the NMPRC for a CCN to construct, own, and operate a 40 MW gas-fired generating facility near Belen, New Mexico. The application also requested a determination of related ratemaking principles and treatment. PNM has entered into a contract for purchase of the turbine to be used for this project and a separate contract for the construction of the facility on a turn-key basis. On February 20, 2014, a stipulated agreement was filed that would resolve the case. The parties to the stipulation are PNM, the NMPRC staff, and another intervenor. The parties to the stipulation agree that a CCN should be granted and establishes a value of up to $56.0 million to be included in rate base for the facility. A public hearing was held on April 29, 2014. The NMPRC issued an order certifying the stipulation on June 18, 2014. Construction of the facility is expected to be completed in late 2015.
San Juan Generating Station Units 2 and 3 Retirement
As discussed in Note 11, on December 20, 2013, PNM filed an application at the NMPRC to retire SJGS Units 2 and 3 on December 31, 2017. In that application, PNM also sought approval to recover the net book value of SJGS Units 2 and 3 at the date of retirement, for a CCN to include PNM’s share of PVNGS Unit 3 as a resource to serve New Mexico consumers, authority to install SNCRs on SJGS Units 1 and 4, and a CCN to exchange 78 MW in SJGS Unit 3 for the same amount of capacity in SJGS Unit 4. Based upon a non-binding agreement in principle among the SJGS owners, PNM made a filing on July 1, 2014 that advised the NMPRC that it proposes to acquire an additional 132 MW of SJGS Unit 4, at no initial cost, effective December 31, 2017, rather than the exchange of 78 MW of capacity in SJGS Unit 3 for 78 MW in SJGS Unit 4 contemplated in its initial application. The public hearing in the NMPRC case is now scheduled to begin on October 6, 2014. PNM is currently requesting the NMPRC take action on this case by the end of February 2015. PNM will also make an application at FERC to seek approval of the restructured SJGS participation agreements. PNM is unable to predict the outcome of these matters.
Four Corners Right of First Refusal
On June 16, 2014, PNM notified the NMPRC that it intended to provide a waiver of its right of first refusal (“ROFR”) to acquire some or all of the 7% interest in Four Corners held by EPE that is intended to be acquired by APS. On July 1, 2014, the staff of the NMPRC filed a petition asking for an inquiry by the NMPRC into whether it was in the public interest for PNM to waive its ROFR, because the cost of this capacity may be less than the cost of other resources that PNM has proposed or is considering as replacement capacity for the capacity that PNM has proposed to retire at SJGS (Note 11). The petition requested the NMPRC to initiate an inquiry, direct PNM not to waive its ROFR, and direct PNM to respond to the questions that staff attached to its petition. In its July 7, 2014 response to the staff’s petition, PNM stated that it will not file a waiver of its ROFR prior to the earlier of a NMPRC order disposing of the matter or the expiration of the 120 day period allowed for the exercise of the ROFR. The response explained that the capacity under discussion is still held by EPE, which has regulated operations in New Mexico, and EPE has not yet filed with the NMPRC for abandonment of that capacity.  The response also explained that if the Four Corners capacity was no longer an economical resource for EPE to hold, then it likely would not be an economical resource for PNM to acquire, and it would increase PNM’s dependency on coal-fired generation.  The NMPRC has not acted on the staff’s petition.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On March 1, 2013, FERC issued an order (1) accepting PNM’s revisions to its rates for filing and suspending the proposed revisions to become effective August 2, 2013, subject to refund; (2) directing PNM to submit a compliance filing to establish its ROE using the median, rather than the mid-point, of the ROEs from a proxy group of companies; (3) directing PNM to submit a compliance filing to remove from its rate proposal the acquisition adjustment related to PNM’s 60% ownership of the EIP transmission line, which was acquired in 2003 ; and (4) setting the proceeding for hearing and settlement judge procedures. PNM would be allowed to make a separate filing related to recovery of the EIP acquisition adjustment. On April 1, 2013, PNM made the required compliance filing. In addition, PNM filed for rehearing of FERC’s order regarding the ROE. On June 3, 2013, PNM made additional filings incorporating final 2012 data into the formula rate request. The updated formula rate would result in a $1.3 million rate increase over the rates approved by FERC on January 2, 2013. The new rates apply to all of PNM’s wholesale electric transmission service customers. The new rates do not apply to PNM’s retail customers. On June 10, 2013, FERC denied PNM’s motion for rehearing regarding FERC’s order requiring PNM to use the median, instead of the midpoint, to calculate its ROE for the formula rate case. On August 2, 2013, the new rates went into effect, subject to refund. On May 1, 2014, PNM updated its formula rate incorporating 2013 data resulting in a $0.5 million rate increase over the current rates. PNM filed the updated rate request with FERC on May 30, 2014, at which time the new rates became effective, subject to refund. Settlement negotiations are ongoing concerning issues in this proceeding. PNM is unable to predict the outcome of this proceeding.
City of Gallup, New Mexico Contract
PNM provided both energy and power services to Gallup, PNM’s second largest firm-requirements wholesale customer, under an electric service agreement that was to expire on June 30, 2013. On May 1, 2013, PNM and Gallup agreed to extend the term of the agreement to June 30, 2014 and to increase the demand and energy rates under the agreement. On May 1, 2013, PNM requested FERC approval of the amended agreement to be effective July 1, 2013. On June 21, 2013, FERC approved the amended agreement.
On September 26, 2013, Gallup issued a request for proposals for long-term power supply. PNM submitted a proposal in November 2013. On March 26, 2014, Gallup notified PNM that the contract for long-term power supply had been awarded to another utility.  PNM’s contract with Gallup ended on June 29, 2014.  PNM’s 2013 revenues for power sold under the Gallup contract were $2.9 million and $6.1 million in the three and six months ended June 30, 2014 and totaled $11.7 million during 2013.
TNMP
Advanced Meter System Deployment
In July 2011, the PUCT approved a settlement and authorized an AMS deployment plan that permits TNMP to collect $113.3 million in deployment costs through a surcharge over a 12-year period. TNMP began collecting the surcharge on August 11, 2011. Deployment of advanced meters began in September 2011 and is scheduled to be completed over a 5-year period.
In February 2012, the PUCT opened a proceeding to consider the feasibility of an “opt-out” program for retail consumers that wish to decline receipt of an advanced meter. The PUCT requested comments and held a public meeting on various issues. However, various individuals filed a petition with the PUCT seeking a moratorium on any advanced meter deployment. The PUCT denied the petition and an appeal was filed with the Texas District Court on September 28, 2012.
On February 21, 2013, the PUCT filed a proposed rule to permit customers to opt-out of the AMS deployment. The PUCT adopted a rule on August 15, 2013 creating a non-standard metering service for retail customers choosing to decline standard metering service via an advanced meter. The cost of providing non-standard metering service will be borne by opt-out customers through an initial fee and ongoing monthly charge. All transmission and distribution utilities in ERCOT were required to initiate proceedings to establish these charges.
On September 30, 2013, TNMP filed an application to set the initial fee and monthly charges to be assessed for non-standard metering service provided to those retail customers who choose to decline the advanced meter necessary for standard metering service. TNMP’s filing sought recovery of $0.2 million through proposed initial fees ranging from $142.84 to $247.48 and an additional $0.5 million in ongoing expenses via a proposed monthly charge of $38.99. On June 20, 2014, the PUCT approved a settlement among the parties permitting TNMP to recover $0.2 million in costs through initial fees ranging from $63.97 to $168.61 and ongoing monthly expenses of $0.5 million collected through a $36.78 monthly fee. The settlement presumes up to 1,081 consumers will elect the non-standard meter service, but preserves TNMP’s rights to adjust the fees if the number of

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

anticipated consumers differs from that estimate. TNMP does not expect the settlement to have a material impact on its financial position, results of operations, or cash flows.
Energy Efficiency
TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor that includes projected program costs, under or over collected costs from prior years, rate case expenses, and performance bonuses (if the programs exceed expectations). On August 28, 2012, the PUCT approved a settlement that permitted TNMP to collect an aggregate of $5.2 million effective January 1, 2013. On October 25, 2013, the PUCT approved a settlement that permits TNMP to collect an aggregate of $5.6 million beginning March 1, 2014. On May 30, 2014, TNMP filed its 2015 energy efficiency cost recovery factor application with the PUCT requesting recovery of $5.7 million to be collected beginning March 1, 2015. The parties have agreed on terms that would resolve TNMP’s application and are preparing settlement documents for submission to the PUCT.

Transmission Cost of Service Rates
TNMP can update its transmission rates twice per year to reflect changes in its invested capital. Updated rates reflect the addition and retirement of transmission facilities, including appropriate depreciation, federal income tax and other associated taxes, and the approved rate of return on such facilities.
On January 31, 2013, TNMP filed an application to update its transmission rates to reflect an increase in total rate base of $21.9 million, which would increase revenues $2.9 million annually. The PUCT ALJ approved TNMP’s interim transmission cost of service filing and rates went into effect with bills rendered on March 20, 2013.
On August 1, 2013, TNMP filed an application to further update its transmission rates to reflect an increase in total rate base of $18.1 million, which would increase revenues by $2.8 million annually. The PUCT ALJ approved TNMP’s interim transmission cost of service filing and rates went into effect with bills rendered on September 17, 2013.
On January 21, 2014, TNMP filed an application to further update its transmission rates to reflect an increase in total rate base of $18.2 million, which would increase revenues by $2.9 million annually. The PUCT ALJ approved TNMP’s interim transmission cost of service filing and rates went into effect with bills rendered on March 13, 2014.
On July 18, 2014, TNMP filed an application to further update its transmission rates to reflect an increase in total rate base of $25.2 million, which would increase revenues by $4.2 million annually. The request, which is subject to PUCT approval, asks that new rates become effective on September 1, 2014.

(13)	Income Taxes

On January 3, 2013, the American Taxpayer Relief Act of 2012, which extended fifty percent bonus depreciation for 2013, was signed into law.  Due to provisions in the act, taxes payable to the State of New Mexico for 2013 were reduced, which resulted in an impairment of New Mexico wind energy production tax credits. In accordance with GAAP, PNMR was required to record this impairment, which after federal income tax benefit, amounted to $1.5 million as additional income tax expense during the three months ended March 31, 2013. This impairment was reflected in PNMR’s Corporate and Other segment.

On April 4, 2013, New Mexico House Bill 641 was signed into law. One of the provisions of the bill was to reduce the New Mexico corporate income tax rate from 7.6% to 5.9%. The rate reduction will be phased in from 2014 to 2018. In accordance with GAAP, PNMR and PNM adjusted accumulated deferred income taxes to reflect the tax rate at which the balances are expected to reverse during the period that includes the date of enactment, which was in three months ended June 30, 2013. At that time, the portion of the adjustment related to PNM’s regulated activities was recorded as a reduction in deferred tax liabilities, which was offset by an increase in a regulatory liability, on the assumption that PNM will be required to return the benefit to customers over time. The increase in the regulatory liability was $23.9 million. In addition, the portion of the adjustment that is not related to PNM’s regulated activities was recorded in PNMR’s Corporate and Other segment as a reduction in deferred tax assets and an increase in income tax expense of $1.2 million during the three months ended June 30, 2013. Changes in the estimated timing of reversals of deferred tax assets and liabilities will result in refinements of the impacts of this change in tax rates being recorded periodically until 2018, when the rate reduction is fully phased in. In the three months ended March 31, 2014, PNM’s regulatory

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

liability was reduced by $4.6 million, which increased deferred tax liabilities. Additionally, deferred tax assets not related to PNM’s regulatory activities were reduced by $0.2 million, which increased income tax expense in the Corporate and Other segment.

The future reduction in taxes payable to the State of New Mexico resulting from the rate reduction in House Bill 641 and revisions in estimates of future taxable income resulted in a further impairment of New Mexico wind energy production tax credits. In accordance with GAAP, PNMR was required to record this impairment, which after federal income tax benefit, amounted to $2.4 million as additional income tax expense during the three months ended June 30, 2013. This impairment is reflected in PNMR’s Corporate and Other segment.

In 2013, the FASB issued Accounting Standards Update 2013-11, which requires entities to present liabilities for uncertain tax positions as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such carryforward could be used to offset those liabilities upon settlement.  The update was required to be applied prospectively for periods beginning after December 15, 2013, and early adoption was permitted.  The Company elected not to adopt the change for 2013, but did adopt it for 2014 as required by the update.  Had the Company applied the update at December 31, 2013, the effect would have been decreases in net operating deferred tax assets of $19.9 million for PNMR, $11.2 million for PNM, and $6.8 million for TNMP, along with the elimination of the corresponding assets and liabilities associated with uncertain tax positions. There was no impact to earning from adopting the update.

In June 2014, the Company settled the IRS examination of income tax years 2003 and 2005 through 2008 resulting in years prior to 2009 being closed to examination by federal taxing authorities. As a result of the settlement, the Company received net federal tax refunds of $2.0 million. The IRS examination resulted in the settlement of certain issues for which the Company had previously reflected liabilities related to uncertain tax positions. The settlement of the IRS examination, including the uncertain tax position matters, resulted in PNMR recording an income tax benefit of $0.2 million on a consolidated basis in the three months ended June 30, 2014. PNM recorded an income tax expense of $1.1 million, TNMP reflected no impact, and an income tax benefit of $1.3 million was recorded in PNMR’s Corporate and Other segment. After the settlements, the liabilities related to uncertain tax positions for PNMR, PNM, and TNMP were $14.3 million, $11.5 million, and none. As discussed above, these liabilities are presented as reductions of deferred tax assets for net operating loss carryforwards in the Condensed Consolidated Balance Sheets at June 30, 2014.

(14)	Related Party Transactions

PNMR, PNM, and TNMP are considered related parties as defined under GAAP. PNMR Services Company provides corporate services to PNMR and its subsidiaries in accordance with shared services agreements. The table below summarizes the nature and amount of related party transactions of PNMR, PNM, and TNMP:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Services billings:
PNMR to PNM	$22,190	$20,837	$43,256	$43,489
PNMR to TNMP	6,963	6,856	14,224	14,217
PNM to TNMP	133	133	242	241
TNMP to PNMR	—	2	—	4
Interest billings:
PNMR to TNMP	83	119	180	215
PNMR to PNM	—	—	54	1
PNM to PNMR	25	37	51	78
Income tax sharing payments:
PNMR to PNM	—	45,000	—	45,000
PNMR to TNMP	—	—	—	—

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(15)	Goodwill

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

An entity may choose to perform a quantitative analysis without performing a qualitative analysis and may perform a qualitative analysis for certain reporting units but a quantitative analysis for others. For the annual evaluations performed as of April 1, 2014 and 2013, PNMR utilized a qualitative analysis for the TNMP reporting unit and a quantitative analysis for the PNM reporting unit. For the PNM reporting unit, a discounted cash flow methodology was primarily used to estimate the fair value of the reporting unit. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of long-term growth rates for the business, and determination of appropriate weighted average cost of capital for each reporting unit. Changes in these estimates and assumptions could materially affect the determination of fair value and the conclusion of impairment.

The annual evaluations performed as of April 1, 2014 and 2013 did not indicate impairments of the goodwill of any of PNMR’s reporting units. The April 1, 2014 and 2013 quantitative evaluations indicated the fair value of the PNM reporting unit, which has goodwill of $51.6 million, exceeded its carrying value by approximately 30% and 27%. The last quantitative evaluation performed for the TNMP reporting unit on April 1, 2012 indicated the fair value of the TNMP reporting unit, which has goodwill of $226.7 million, exceeded its carrying value by approximately 26%. Since the April 1, 2014 annual evaluation, there have been no indications that the fair values of the reporting units with recorded goodwill have decreased below the carrying values. Additional information concerning the Company’s goodwill is contained in Note 21 of Notes to Consolidated Financial Statements in the 2013 Annual Reports on Form 10-K.

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

MD&A FOR PNMR

EXECUTIVE SUMMARY
Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 749,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP.
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

Both PNM and TNMP seek cost recovery for their investments through general rate cases and various rate riders. PNM anticipates filing a general rate case with the NMPRC by the end of 2014. The PUCT has approved mechanisms that allow TNMP to recover capital invested in transmission and distribution projects without having to file a general rate case, which allows for more timely recovery. The PUCT approved TNMP’s request for additional investments in transmission assets on March 13, 2014. On July 9, 2014, TNMP filed for recovery of additional investments, which, if approved by the PUCT, would increase revenues by $4.2 million annually. The NMPRC has approved rate riders for renewable energy and energy efficiency that also allow for more timely recovery of investments and improve the ability to earn authorized returns from PNM’s retail customers. Recently, PNM completed rate proceedings for all of its FERC regulated transmission customers and for NEC, its largest wholesale generation services customer, which improved PNM’s returns for providing those services. In addition, PNM currently has a pending case before FERC in which it is requesting an increase in rates charged to transmission customers based on a formula rate mechanism. However, the contract to provide power to Gallup, PNM’s second largest customer for wholesale generation services ended on June 29, 2014. Additional information about rate filings is provided in Note 17 of the Notes to Consolidated Financial Statements in the 2013 Annual Reports on Form 10-K and in Note 12.
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
Maintaining Investment Grade Credit Ratings
PNM is committed to maintaining investment grade credit ratings. The credit ratings for PNMR, PNM, and TNMP were set forth under the heading Liquidity in the MD&A contained in the 2013 Annual Reports on Form 10-K. As discussed under the subheading Liquidity in MD&A – Liquidity and Capital Resources below, S&P raised the corporate credit ratings and senior debt ratings for PNMR, PNM, and TNMP, as well as the preferred stock rating for PNM, on April 5, 2013. S&P retained the outlook as stable for all entities. On June 21, 2013, Moody’s changed the ratings outlook for PNMR, PNM, and TNMP to positive from stable. On January 30, 2014, Moody’s raised the credit ratings for PNMR, PNM and TNMP by one notch, while maintaining the positive outlook. On April 30, 2014, S&P changed the outlook for PNMR, PNM, and TNMP to positive from stable. Currently, all of the credit ratings issued by both Moody’s and S&P on the Company’s debt are investment grade.
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
In September 2011, TNMP began its deployment of smart meters in homes and businesses across its Texas service area. Through June 30, 2014, TNMP had completed installation of more than 159,000 smart meters, which is approximately 68% of the anticipated total. TNMP’s deployment is expected to be completed in 2016.
As part of the State of Texas’ long-term initiative to create a smart electric grid, installation of smart meters will ultimately give consumers more data about their energy consumption and help them make more informed decisions. In 2014, TNMP will install a new outage management system that will leverage capabilities of the smart meters to enhance TNMP’s responsiveness to outages.

During the 2011 to 2013 period, PNM and TNMP together invested $937.5 million in utility plant, including substations, power plants, nuclear fuel, and transmission and distribution systems. In 2012, PNM announced plans for the 40 MW natural gas-fired La Luz peaking generating station to be located near Belen, New Mexico. In June 2014, the NMPRC approved construction of the La Luz plant. The facility is expected to go into service in late 2015. PNM also announced an agreement to purchase Delta, a 132 MW gas-fired peaking facility, which has served PNM jurisdictional needs under a 20-year PPA since 2000. The purchase was approved by the NMPRC and FERC. PNM closed on the Delta purchase on July 17, 2014.

NMPRC rules require that investor owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first four years of that period. PNM filed its 2014 IRP on July 1, 2014. The four-year action plan was consistent with the replacement resources identified in PNM’s application to retire SJGS Units 2 and 3 discussed below. PNM indicated that it planned to meet its anticipated long-term load growth with a combination of additional renewable energy resources, energy efficiency, and natural gas-fired facilities.
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
•Increasing energy efficiency participation

Another area of emphasis is the reduction of the amount of fresh water used during electricity generation at PNM’s power plants. The fresh water used per MWh generated has dropped by 19% since 2002, primarily due to the growth of renewable energy sources, the expansion of Afton to a combined-cycle plant that has both air and water cooling systems, and the use of gray water for cooling at Luna. In addition to the above areas of focus, the Company is also working to reduce the amount of solid waste going to landfills through increased recycling and reduction of waste. The Company has performed well in this area in the past and has set goals for even further reductions.
Renewable Energy
PNM’s 2013 renewable procurement strategy almost doubled PNM’s existing solar capacity with the addition of 21.5 MW of utility-owned solar capacity. In addition to the solar expansion, the 2013 plan included a 20-year agreement to purchase energy from a geothermal facility built near Lordsburg, New Mexico. The facility began providing power to PNM in January 2014. The current capacity of the facility is 4 MW and future expansion may result in up to 10 MW of generation capacity. PNM’s 2014 renewable procurement strategy calls for the construction of an additional 23 MW of utility-owned solar capacity, a 20-year PPA for the output of an existing 102 MW wind energy center beginning in 2015, and the purchase of RECs in 2014 and 2015 to meet the RPS. PNM filed its 2015 renewable energy procurement plan on June 2, 2014. The plan meets RPS and diversity requirements within the RCT in 2015 and 2016. PNM’s proposed new procurements include the construction of 40 MW of PNM-owned solar PV facilities in 2015, which are included in PNM’s application to retire SJGS Units 2 and 3 discussed below. PNM expects a decision late in 2014.
In addition to PNM’s utility-owned PV solar facilities, PNM owns the 500 KW PNM Prosperity Energy Storage Project, which uses advanced batteries to store solar power and dispatch the energy either during high-use periods or when solar production is limited. The project features one of the largest combinations of battery storage and PV energy in the nation and involves extensive research and development of smart grid concepts. The facility was the nation’s first solar storage facility fully integrated into a utility’s power grid.
PNM also has a PPA for the output from a 204 MW wind facility and purchases power from a customer-owned distributed solar generation program that had an installed capacity of 30.5 MW at the end of 2013. These renewable resources are key means for PNM to meet the RPS and related regulations, which require PNM to achieve prescribed levels of energy sales from renewable sources, if that can be accomplished without exceeding the RCT cost limit set by the NMPRC.

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
In August 2011, EPA issued a FIP for regional haze that would require the installation of SCRs on all four units at SJGS by September 2016. Following approval by the majority of the other SJGS owners, PNM, NMED, and EPA agreed, on February 15, 2013, to pursue a revised plan that could provide a new BART path to comply with federal visibility rules at SJGS. The terms of the non-binding agreement would result in the retirement of SJGS Units 2 and 3 by the end of 2017 and the installation of SNCRs on Units 1 and 4 by the later of January 31, 2016 or 15 months after EPA approval of a revised SIP from the State of New Mexico. The revised SIP has been approved by the EIB and submitted to EPA for its approval. On April 30, 2014, EPA issued an advance copy of the proposed approval of the revised SIP and it was published in the Federal Register on May 12, 2014. PNM filed comments in support of EPA’s proposed approval. Final EPA action is expected by about the end of September 2014.
Contemporaneously with the signing of the non-binding agreement, EPA indicated in writing that if the above plan does not move forward due to circumstances outside of the control of PNM and NMED, EPA will work with the State of New Mexico and PNM to create a reasonable FIP compliance schedule to reflect the time used to develop the new state plan.

On December 20, 2013, PNM made a filing with the NMPRC requesting certain approvals necessary to effectuate the revised SIP. In this filing, PNM requested authorization to:

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

In connection with the implementation of the revised plan and the proposed retirement of SJGS Units 2 and 3, some of the SJGS participants have expressed a desire to exit their ownership in the plant. As a result, the SJGS participants are attempting to negotiate a restructuring of the ownership in SJGS, as well as addressing the obligations of the exiting participants for plant decommissioning, mine reclamation, environmental matters, and certain ongoing operating costs, among other items. The SJGS participants engaged a mediator to assist in facilitating resolution of a number of outstanding matters among the owners.

On June 26, 2014, a non-binding resolution was unanimously approved by the SJGS Coordination Committee. The resolution identifies the participants who would be exiting active participation in SJGS effective December 31, 2017, and participants, including PNM, who would retain an interest in the ongoing operation of one or more units of SJGS. The non-binding resolution provides the essential terms of restructured ownership of SJGS between the exiting participants and the remaining participants and addresses other related matters. Also, on June 26, 2014, a non-binding term sheet was approved by all of the remaining participants that provides the essential terms of restructured ownership of SJGS among the remaining participants. Definitive agreements among the participants are being negotiated. As part of the non-binding terms, PNM confirmed that it proposes to acquire an additional 132 MW in SJGS Unit 4 effective December 31, 2017, rather than the exchange of 78 MW of capacity in SJGS Unit 3 for 78 MW in SJGS Unit 4 contemplated in the December 20, 2013 NMPRC filing. There would be no initial cost for PNM to acquire the additional 132 MW although PNM’s share of capital improvements, including the costs of installing SNCRs, and operating expenses would increase to reflect the increased ownership. PNM’s remaining replacement power plans otherwise remain as previously proposed.

The December 20, 2013 NMPRC filing was based on the status of negotiations among the SJGS owners at that time. On July 1, 2014, PNM filed a notice with the NMPRC regarding the status of the negotiations among the SJGS participants pursuant to an order of the hearing examiner in the case, including that the SJGS participants reached non-binding agreements in principle on the ownership restructuring of SJGS, which are memorialized in the resolution and term sheet described above. PNM filed testimony with the NMPRC on July 15, 2014 further describing the proposed terms. The public hearing in the NMPRC case is now scheduled to begin on October 6, 2014. PNM is currently requesting the NMPRC take action on this case by the end of February 2015.

A number of regulatory approvals are required to implement the proposed ownership restructuring of SJGS. Any final binding agreement or agreements relating to the ownership restructuring are subject to the approval of each participant’s board or other decision-making body and are subject to required regulatory approvals. PNM is unable to predict the outcome of the negotiations, whether definitive agreements will be reached among the owners, or whether required approvals will be obtained.

PNM, as the SJGS operating agent, presented the SNCR project to the participants in Unit 1 and Unit 4 for approval in late October 2013. The project was approved for Unit 1, but the Unit 4 project did not obtain the required percentage of votes for approval. Other capital projects related to Unit 4 were also not approved by the participants. The SJPPA provides that PNM is authorized and obligated to take reasonable and prudent actions necessary for the successful and proper operation of SJGS pending resolution by the participants. PNM must evaluate its responsibilities and obligations as operating agent under the SJPPA regarding the SJGS Unit 4 capital projects that were not approved by the participants and take reasonable and prudent actions as it deems necessary. In March 2014 and again in June 2014, PNM requested that the owners of Unit 4 approve certain expenditures critical to being able to comply with the time frame in the revised SIP with respect to Unit 4 project. The Unit 4 owners did not approve either of the requests. Thereupon, PNM issued “Prudent Utility Practice” notices that, under the SJPPA, PNM was continuing certain critical activities to keep the Unit 4 project on schedule. PNM cannot predict the outcome of this matter.

This revised BART plan would achieve similar visibility improvements as the installation of SCRs on all four units at SJGS at a lower cost to PNM customers. It has the added advantage of reducing other emissions beyond NOx, including SO2, particulate matter, CO2, and mercury, as well as reducing water usage. PNM has begun taking steps to prepare for the potential installation of SNCRs on Units 1 and 4. In May 2013, PNM entered into an SNCR equipment and related services contract with an SNCR technology provider and in July 2014 entered into a contract for management of the SNCR construction, but has not yet entered into a construction and procurement contract. PNM can provide no assurance that the requirements of this plan will be accomplished at all or within the required timeframes.
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
Energy Efficiency
Energy efficiency also plays a significant role in helping to keep customers' electricity costs low while continuing to meet their energy needs. PNM's and TNMP's energy efficiency and load management portfolios continue to achieve robust results. In 2013, annual energy saved as a result of PNM’s portfolio of energy efficiency programs was approximately 75 GWh. This is equivalent to the annual consumption of approximately 10,200 homes in PNM’s service territory. PNM’s load management and energy efficiency programs also help lower peak demand requirements. TNMP’s energy efficiency programs in 2013 resulted in energy savings totaling an estimated 17 GWh. This is equivalent to the annual consumption of approximately 1,650 homes in TNMP’s service territory.
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
PNM continues to expand its environmental stakeholder outreach, piloting small environmental stakeholder dialogue groups on key issues such as renewable energy and energy efficiency planning. PNM also employed proactive stakeholder outreach in two key projects - the development of PNM’s renewable energy procurement plans that involved distributed solar energy developers early in the conversation and the siting of the gas-fired La Luz peaking generation facility near Belen, New Mexico, which featured in-depth community involvement and education early in the planning stages of the project. In both cases highly favorable outcomes were achieved, and controversial negative media coverage was virtually eliminated.
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
The PNM Resources Foundation helps nonprofits become more energy efficient through Reduce Your Use grants. In 2013, PNMR committed funding of $3.5 million to the PNM Resources Foundation. For 2013, the foundation awarded $0.2 million to support 56 projects in New Mexico to provide shade structure installations, window replacements, and efficient appliance purchases. Since the program’s inception in 2008, Reduce Your Use grants have provided nonprofit agencies in New Mexico with a total of $1.4 million of support. In 2013, in connection with the PNM Resources Foundation’s 30th anniversary, the foundation awarded thirty $10,000 environmental grants to nonprofit agencies. In 2014, the PNM Resources Foundation launched a new grant program designed to help nonprofit organizations build more vibrant communities.  Power Up Grants in the aggregate amount of $500,000 were awarded to 24 nonprofits in New Mexico and Texas for projects ranging from creating community gathering spaces to revitalizing neighborhood parks to building a youth sports field.
In Texas, community outreach has focused on supporting employee volunteerism, as well as customer education to address questions about the ongoing smart meter deployment. TNMP also offers energy efficiency programs specific to government buildings and schools and has successfully used the programs to improve customer relationships.
Economic Factors
In the three and six months ended June 30, 2014, PNM experienced decreases in weather normalized retail load of 3.1% and 3.0% compared to 2013.  New Mexico’s economy still lags the nation in post-recession recovery. In the three and six months ended June 30, 2014, TNMP’s weather normalized retail load increased 0.9% and 4.1% compared to 2013. In recent years, New Mexico and Texas have fared better than the national average in unemployment although the unemployment rate in New Mexico exceeded the national average in June 2014. However, employment growth is a stronger predictor of load. Texas’ employment growth rates are well above the national rate, while New Mexico’s employment remains relatively flat.

Results of Operations
A summary of net earnings attributable to PNMR is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(In millions, except per share amounts)
Net earnings attributable to PNMR	$29.1	$27.7	$1.5	$41.6	$38.3	$3.3
Average diluted common and common equivalent shares	80.2	80.5	(0.2)	80.3	80.5	(0.2)
Net earnings attributable to PNMR per diluted share	$0.36	$0.34	$0.02	$0.52	$0.48	$0.04
The components of the change in earnings attributable to PNMR are:

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
	(In millions)
PNM	$(5.8)	$(9.6)
TNMP	1.2	4.2
Corporate and Other	6.1	8.7
Net change	$1.5	$3.3
PNMR’s operational results were affected by the following:

•	Lower retail load at PNM partially offset by higher retail load in at TNMP

•
Rate increases for PNM and TNMP – additional information about these rate increases is provided in Note 17 of the Notes to Consolidated Financial Statements in the 2013 Annual Reports on Form 10-K and Note 12

•	Milder weather in 2014 than 2013, primarily in PNM’s service territory

•	Net unrealized gains and losses on mark-to-market economic hedges for sales and fuel costs not recoverable under PNM’s FPPAC

•	Higher prices for sales of power from PVNGS Unit 3

•	Increased income tax expense in 2013 due to impairments of state tax credits and a tax rate change in New Mexico that did not recur in 2014 (Note 13)

•	Other factors impacting results of operation for each segment are discussed under Results of Operations below
 Liquidity and Capital Resources
The Company has revolving credit facilities that provide capacities for short-term borrowing and letters of credit of $300.0 million for PNMR and $400.0 million for PNM, both of which expire in October 2018. In addition, PNM has a $50.0 million revolving credit facility, which expires in January 2018, with banks having a significant presence in New Mexico and TNMP has a $75.0 million revolving credit facility, which expires in September 2018. Total availability for PNMR on a consolidated basis was $771.8 million at July 25, 2014. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.
The Company projects that its total capital requirements, consisting of construction expenditures and dividends, will total $2,573.5 million for 2014-2018, including amounts expended through June 30, 2014. The construction expenditures include estimated amounts related to environmental upgrades at SJGS to address regional haze and the identified sources of replacement capacity under the revised plan for compliance described in Note 11. The construction expenditures also include additional renewable resources anticipated to be required to meet the RPS, additional peaking resources needed to meet needs outlined in PNM’s current IRP, and environmental upgrades at Four Corners. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2014-2018 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements.

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

PNM

The following table summarizes the operating results for PNM:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(In millions)
Electric operating revenues	$275.7	$279.7	$(4.0)	$538.4	$537.6	$0.8
Cost of energy	92.6	91.9	0.7	189.3	183.5	5.8
Margin	183.1	187.8	(4.7)	349.1	354.1	(5.0)
Operating expenses	106.2	103.5	2.7	214.0	206.6	7.4
Depreciation and amortization	27.0	26.1	0.9	54.1	51.9	2.2
Operating income	49.8	58.3	(8.5)	81.1	95.5	(14.4)
Other income (deductions)	7.6	6.2	1.4	11.4	10.3	1.1
Net interest charges	(20.0)	(19.9)	(0.1)	(39.8)	(39.8)	—
Segment earnings before income taxes	37.4	44.6	(7.2)	52.6	66.0	(13.4)
Income (taxes)	(13.1)	(14.9)	1.8	(17.2)	(21.5)	4.3
Valencia non-controlling interest	(3.9)	(3.6)	(0.3)	(7.4)	(6.8)	(0.6)
Preferred stock dividend requirements	(0.1)	(0.1)	—	(0.3)	(0.3)	—
Segment earnings	$20.2	$26.0	$(5.8)	$27.8	$37.4	$(9.6)

The following table summarizes the significant changes to electric operating revenues, cost of energy, and margin:

	2013/2014 Change
	Three Months Ended June 30,			Six Months Ended June 30,
	Electric			Electric
	Operating	Cost of		Operating	Cost of
	Revenues	Energy	Margin	Revenues	Energy	Margin
	(In millions)
Customer usage/load	$(2.0)	$—	$(2.0)	$(6.5)	$—	$(6.5)
Weather	(2.4)	—	(2.4)	(5.8)	—	(5.8)
Economy service	1.8	1.8	—	4.5	4.4	0.1
Wholesale rate increases	0.4	—	0.4	0.9	—	0.9
Renewable energy rider	1.1	(0.3)	1.4	5.6	2.0	3.6
Energy efficiency rider	1.4	—	1.4	1.4	—	1.4
Unregulated margin	0.7	—	0.7	2.3	(2.1)	4.4
Net unrealized economic hedges	(3.8)	(0.3)	(3.5)	(0.8)	0.6	(1.4)
Other	(1.2)	(0.5)	(0.7)	(0.8)	0.9	(1.7)
Net change	$(4.0)	$0.7	$(4.7)	$0.8	$5.8	$(5.0)

The following table shows electric operating revenues by customer class and average number of customers:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(In millions, except customers)
Residential	$92.7	$92.6	$0.1	$190.4	$196.9	$(6.5)
Commercial	109.2	112.1	(2.9)	198.9	200.3	(1.4)
Industrial	17.3	19.2	(1.9)	33.1	36.6	(3.5)
Public authority	6.0	6.5	(0.5)	11.2	11.8	(0.6)
Economy service	10.0	8.2	1.8	20.6	16.1	4.5
Other retail	1.7	2.4	(0.7)	5.2	5.8	(0.6)
Transmission	9.7	9.3	0.4	18.8	18.0	0.8
Firm-requirements wholesale	10.4	9.4	1.0	21.9	20.9	1.0
Other sales for resale	19.1	16.6	2.5	41.7	33.7	8.0
Mark-to-market activity	(0.4)	3.4	(3.8)	(3.4)	(2.5)	(0.9)
	$275.7	$279.7	$(4.0)	$538.4	$537.6	$0.8
Average retail customers (thousands)	510.8	507.8	3.0	510.6	507.6	3.0
The following table shows GWh sales by customer class:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(Gigawatt hours)
Residential	731.2	735.9	(4.7)	1,506.2	1,587.2	(81.0)
Commercial(1)	1,005.2	1,055.5	(50.3)	1,873.2	1,933.9	(60.7)
Industrial	242.7	274.2	(31.5)	482.6	526.8	(44.2)
Public authority	63.1	71.6	(8.5)	114.7	126.6	(11.9)
Economy service	192.1	176.9	15.2	383.6	353.6	30.0
Firm-requirements wholesale	149.4	150.1	(0.7)	310.2	327.3	(17.1)
Other sales for resale	539.0	495.4	43.6	1,122.9	1,028.1	94.8
	2,922.7	2,959.6	(36.9)	5,793.4	5,883.5	(90.1)

(1) 2013 numbers reflect a reduction, previously included in the three months ended September 30, 2013, of 18.0 GWh.

For the three and six months ended June 30, 2014, retail sales were lower compared to 2013 reflecting a continued sluggish economy in New Mexico. In particular, the Albuquerque metropolitan area continues to lag the nation in economic recovery. Although New Mexico’s economy was not hit as hard by the recession as some other states, it has been reported that Albuquerque is recovering the slowest among the nation’s 100 largest metro areas. For the quarter, employment growth was flat for both New Mexico and Albuquerque and, after an increase in the New Mexico unemployment rate in the first quarter of 2014, the unemployment rate decreased from 7.0% to 6.5% in the second quarter.  In spite of the economic pressures, PNM experienced year to date average retail customer growth of 0.6%. PNM’s weather normalized retail KWh sales were 3.1% and 3.0% lower for the three and six months ended June 30, 2014 compared to 2013, which decreased revenues and margin $2.0 million and $6.5 million for the three and six months ended June 2014. Weather negatively impacted revenues and margin $2.4 million and $5.8 million during the three and six months ended June 30, 2014 compared to 2013. Cooling degree days were 13.0% lower for the three and six months ended June 30, 2014 compared to the same period in 2013 and heating degree days were 8.8% lower year to date 2014 compared to 2013. Cooling degree days only have a minor impact on the first quarter of any year, whereas heating degree days only have a minor impact on the second quarter.

PNM implemented new rates for Gallup, its second largest wholesale customer, in July 2013 under a one-year agreement, which improved revenues and margins $0.4 million and $0.9 million for the three and six months ended June 30, 2014 compared to 2013. After undertaking a request for proposal process, on March 26, 2014, Gallup notified PNM that the contract for long-term power supply had been awarded to another utility.  PNM’s contract with Gallup ended on June 29, 2014.  PNM’s revenues for power sold under the Gallup contract were $2.9 million and $6.1 million in the three and six months ended June 30, 2014 and totaled $11.7 million during 2013. See Note 12.

In August 2012, PNM implemented its renewable energy rider, which recovers renewable energy procurement costs to meet the RPS, including the 22 MW of PNM-owned solar PV facilities completed in 2011. In January 2014, PNM increased the rate charged under the rider to include the 21.5 MW of PNM-owned solar PV facilities completed in 2013. See Note 12. For the three and six months ended June 30, 2014, this rider increased revenues by $1.1 million and $5.6 million. These revenues include a return on investment of $1.2 million and $2.5 million for the three and six months ended June 30, 2014 compared to $0.8 million and $1.5 million for the three and six months ended June 30, 2013. Cost of energy, reflecting purchase of RECs, decreased $0.3 million for the three months ended June 30, 2014 and increased $2.0 million for the six months ended June 30, 2014. Revenue and margin from PNM’s energy efficiency rider increased $1.4 million for the three months and six months ended June 30, 2014. Revenues from these riders also recover incremental operating, depreciation, and interest expenses applicable to these programs.

For the three and six months ended June 30, 2014, unregulated revenue increased $0.7 million and $2.3 million and unregulated margin increased $0.7 million and $4.4 million. Higher market power prices for PVNGS Unit 3 increased revenues and margins by $0.7 million and $2.3 million for the three and six months ended June 30, 2014 compared to 2013. In addition, gas imbalance settlements lowered cost of energy $2.1 million for the six months ended June 30, 2014 compared to 2013.

Changes in unrealized mark-to-market gains and losses resulted from economic hedges for sales and fuel costs not covered under the FPPAC, primarily associated with PVNGS Unit 3. Unrealized losses of $0.4 million for the three months ended June 30, 2014 compared to unrealized gains of $3.1 million for the three months ended June 30, 2013, decreased margin by $3.5 million. Unrealized losses of $3.2 million for the six months ended June 30, 2014 compared to unrealized losses of $1.8 million for the six months ended June 30, 2013, decreased margin by $1.4 million.

PNM provides economy energy services to a major customer. Although KWh sales to this customer increased for the three and six months ended June 30, 2014 compared to 2013, there is only a minor impact in margin resulting from providing ancillary services. Other changes in revenues and cost of energy for this customer are a pass through with no impact to margin.

Other changes in revenue, cost of energy, and margin includes a $1.7 million increase in cost of energy and decrease in margin related to the resolution of issues covered by the arbitration with SJCC discussed in Note 11. As discussed in Note 12, the NMPRC approved the continuation of PNM’s FPPAC in April 2014. As part of that approval, beginning July 1, 2013, PNM retains 10% of the revenue from off-system sales that would otherwise be passed through the FPPAC. PNM recorded revenue of $1.2 million, which includes amounts from July 1, 2013 through June 30, 2014, during the three months ended June 30, 2014. Other also includes the impacts of off-system purchases and sales that are not passed through PNM’s FPPAC.

For the three months ended June 30, 2014, operating expenses increased $2.7 million compared to 2013. In the three months ended June 30, 2014, lower maintenance expenses for outages at San Juan and Four Corners of $1.9 million and $1.0 million were partially offset by higher maintenance expenses of $1.0 million at PVNGS and $0.3 million at natural gas-fired plants. Process improvement initiatives increased operating expense $1.8 million for the three months ended June 30, 2014 compared to 2013. Higher energy efficiency expenses of $1.3 million, which are recovered through rider revenue as described above, increased operating expenses for the three months ended June 30, 2014 compared to 2013. In addition, higher property taxes of $0.9 million due to increased plant in service and higher assessed property values and higher pension and retiree medical expenses of $0.2 million increased operating expense for the three months ended June 30, 2014 compared to 2013.

For the six months ended June 30, 2014, operating expenses increased $7.4 million compared to 2013. In the six months ended June 30, 2014, lower maintenance expenses for outages at San Juan and Four Corners of $0.5 million and $0.2 million were more than offset by higher maintenance expenses of $0.5 million at PVNGS and $1.3 million at natural gas-fired plants. Process improvement initiatives increased operating expense $1.8 million for the six months ended June 30, 2014 compared to 2013. Higher energy efficiency expenses and renewable rider expenses of $1.2 million and $0.5 million, which are recovered through rider revenue, increased operating expenses for the six months ended June 30, 2014. Higher property taxes due to increased plant in service and higher assessed property values increased operating expenses $1.8 million for the six months ended June 30, 2014 compared to 2013. In addition, higher pension and retiree medical of $0.5 million and higher bad debt expense of $0.7 million increased operating expense for the six months ended June 30, 2014 compared to 2013.

Depreciation and amortization expense increased $0.9 million and $2.2 million for the three and six months ended June 30, 2014 compared to 2013 due to additions to utility plant in service, including 21.5 MW of PNM-owned solar PV facilities. Depreciation on the PNM-owned solar PV facilities is recovered through the renewable energy rider discussed above.

Other income (deductions) increased $1.4 million and $1.1 million for the three and six months ended June 30, 2014 compared to 2013. Lower interest income on PVNGS lessor notes of $0.5 million and $1.0 million due to lower outstanding balances decreased interest income for the three and six months ended June 30, 2014 compared to 2013. Other income (deductions) also reflects the performance of the trusts for nuclear decommissioning and coal mine reclamation, including investment income, gains or losses on sales of investments, management expenses, and taxes paid by the trusts. Pre-tax gains on available-for-sale securities increased $1.5 million and $2.5 million for the three and six months ended June 30, 2014 compared to 2013.

As discussed in Note 13, in June 2014, the Company settled the IRS examination of income tax years 2003 and 2005 through 2008, including the settlement of certain issues for which the Company had previously reflected liabilities related to uncertain tax positions. As a result of the settlement PNM recorded an additional income tax expense of $1.1 million in the three months ended June 30, 2014. This amount includes an offset of an income tax benefit of $1.3 million reflected in the Corporate and Other segment.

TNMP

The following table summarizes the operating results for TNMP:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(In millions)
Electric operating revenues	$70.5	$67.9	$2.6	$136.6	$127.7	$8.9
Cost of energy	16.8	13.8	3.0	32.8	26.9	5.9
Margin	53.7	54.1	(0.4)	103.8	100.8	3.0
Operating expenses	20.4	22.2	(1.8)	41.5	44.1	(2.6)
Depreciation and amortization	12.0	12.3	(0.3)	23.8	24.0	(0.2)
Operating income	21.3	19.7	1.6	38.5	32.7	5.8
Other income (deductions)	0.5	0.5	—	0.7	0.7	—
Net interest charges	(6.7)	(6.8)	0.1	(13.3)	(14.0)	0.7
Segment earnings before income taxes	15.1	13.4	1.7	26.0	19.4	6.6
Income (taxes)	(5.6)	(5.1)	(0.5)	(9.6)	(7.3)	(2.3)
Segment earnings	$9.5	$8.3	$1.2	$16.3	$12.1	$4.2
The following table summarizes the significant changes to total electric operating revenues, cost of energy, and margin:

	2013/2014 Change
	Three Months Ended June 30,			Six Months Ended June 30,
	Electric			Electric
	Operating	Cost of		Operating	Cost of
	Revenues	Energy	Margin	Revenues	Energy	Margin
	(In millions)
Rate increases	$1.5	$—	$1.5	$3.0	$—	$3.0
Customer usage/load	0.1	—	0.1	0.6	—	0.6
Customer growth	0.4	—	0.4	0.7	—	0.7
Weather	(0.4)	—	(0.4)	0.1	—	0.1
Recovery of third-party transmission costs	3.0	3.0	—	5.9	5.9	—
AMS surcharge	0.3	—	0.3	1.2	—	1.2
CTC surcharge	—	—	—	0.4	—	0.4
Hurricane Ike surcharge	(1.4)	—	(1.4)	(2.6)		(2.6)
Other	(0.9)	—	(0.9)	(0.4)	—	(0.4)
Net change	$2.6	$3.0	$(0.4)	$8.9	$5.9	$3.0
The following table shows total electric operating revenues by retail tariff consumer class, including intersegment revenues, and average number of consumers:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(In millions, except consumers)
Residential	$26.1	$24.8	$1.3	$52.9	$47.7	$5.2
Commercial	25.3	24.9	0.4	48.4	45.8	2.6
Industrial	3.8	3.4	0.4	7.2	6.4	0.8
Other	15.3	14.8	0.5	28.1	27.8	0.3
	$70.5	$67.9	$2.6	$136.6	$127.7	$8.9
Average consumers (thousands) (1)	237.4	234.7	2.7	237.0	234.4	2.6

(1)
TNMP provides transmission and distribution services to REPs that provide electric service to consumers in TNMP’s service territories. The number of consumers above represents the customers of these REPs. Under TECA, consumers in Texas have the ability to choose any REP to provide energy.

The following table shows GWh sales by retail tariff consumer class:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(Gigawatt hours)
Residential	647.0	651.2	(4.2)	1,289.1	1,212.6	76.5
Commercial	655.1	661.2	(6.1)	1,195.2	1,139.5	55.7
Industrial	669.0	681.7	(12.7)	1,317.1	1,234.2	82.9
Other	25.9	28.3	(2.4)	49.4	49.7	(0.3)
	1,997.0	2,022.4	(25.4)	3,850.8	3,636.0	214.8

For the three and six months ended June 30, 2014, revenues and margin increased by $1.5 million and $3.0 million compared to 2013 due to transmission rate increases in March 2013, September 2013, and March 2014. See Note 12. TNMP experienced positive year to date average customer growth of 1.1%, increasing revenues and margin by $0.4 million and $0.7 million for the three and six months ended June 30, 2014 compared to 2013. Higher weather normalized usage per customer increased revenues an

d margin by $0.1 million and $0.6 million for the three and six months ended June 30, 2014 compared to 2013. TNMP’s weather normalized retail KWh sales increased 0.9% and 4.1% for the three and six months ended June 30, 2014 compared to 2013. Milder weather in the three months ended June 30, 2014 decreased revenues and margins by $0.4 million, but weather for the six months ending June 30, 2014 increased revenues and margins by $0.1 million. For the three and six months ended June 30, 2014 compared to 2013, heating degree days were down 37.9% and 21.9% higher, which was offset by cooling degree days being flat and 2.5% lower. Cooling degree days only have a minor impact on the first quarter of any year, whereas heating degree days only have a minor impact on the second quarter.

Differences between revenues and costs charged by third party transmission providers are deferred and recovered through a transmission cost recovery factor resulting in no impact on margin. Higher transmission cost of energy resulting from rate increases from other transmission service providers within ERCOT increased cost of energy $3.0 million and $5.9 million for the three and six months ended June 30, 2014 compared to 2013. These increases in cost of energy resulted in TNMP rate increases for the recovery of third party transmission costs increasing revenue $3.0 million and $5.9 million for the three and six months ended June 30, 2014 compared to 2013.

The AMS surcharge increased revenues and margin by $0.3 million and $1.2 million for the three and six months ended June 30, 2014 compared to 2013. The CTC surcharge had only minor impacts to revenues and margins for the three months ended June 30, 2014 compared to 2013 and increased revenues and margin by $0.4 million for the six months ended June 30, 2014 compared to 2013. The Hurricane Ike surcharge decreased revenues and margin by $1.4 million and $2.6 million for the three and six months ended June 30, 2014 compared to 2013. Other revenues, which include recovery of rate case expenses and energy efficiency programs were lower for the three and six months ended June 30, 2014 compared to 2013. Changes in revenues and margins from all of these surcharges are offset by changes in operating expenses and depreciation and amortization. The Hurricane Ike surcharge was terminated in November of 2013 and the rate case surcharge was terminated in April of 2014 due to full recovery of costs associated with these items.

Operating expenses decreased $1.8 million and $2.6 million for the three and six months ended June 30, 2014 compared to 2013. Lower employee healthcare claims of $0.4 million and $0.9 million and lower property and casualty claims of $0.3 million and $0.4 million decreased operating expense for the three and six months ended June 30, 2014 compared to 2013. Higher capitalization of administrative and general expenses related to construction projects improved operating expenses by $0.9 million and $1.0 million for the three and six months ended June 30, 2014 compared to 2013. Lower vegetation management costs of $0.1 million and $0.3 million decreased operating expenses in the three and six months ended June 30, 2014 compared to 2013.

Depreciation and amortization decreased $0.3 million and $0.2 million for the three and six months ended June 30, 2014 compared to 2013. Depreciation expense associated with the AMS deployment, which is recovered through the AMS surcharge, increased $0.5 million and $1.0 million for the three and six months ended June 30, 2014 compared to 2013. Amortization expense associated with the CTC, which is recovered through the CTC surcharge, increased $0.1 million and $0.5 million for the three and six months ended June 30, 2014 compared to 2013. In addition, an increase in utility plant in service increased depreciation by $0.3 million and $0.7 million for the three and six months ended June 30, 2014 compared to 2013. These increases are offset by lower amortization of the Hurricane Ike costs of $1.2 million and $2.3 million for the three and six months ended June 30, 2014 compared to 2013.

Interest charges decreased $0.7 million for the six months ended June 30, 2014 compared to 2013. The decrease primarily results from the April 2013 exchange of $93.2 million of TNMP’s 9.5% First Mortgage Bonds for an equal amount of a new series of 6.95% First Mortgage Bonds.

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(In millions)
Total revenues	$—	$—	$—	$—	$—	$—
Cost of energy	—	—	—	—	—	—
Margin	—	—	—	—	—	—
Operating expenses	(3.4)	(3.2)	(0.2)	(6.6)	(6.9)	0.3
Depreciation and amortization	3.1	3.3	(0.2)	6.2	6.6	(0.4)
Operating income (loss)	0.2	(0.1)	0.3	0.4	0.3	0.1
Other income (deductions)	(0.3)	(2.2)	1.9	(1.0)	(4.0)	3.0
Net interest charges	(3.3)	(4.0)	0.7	(6.4)	(8.1)	1.7
Segment earnings (loss) before income taxes	(3.4)	(6.3)	2.9	(7.0)	(11.8)	4.8
Income (taxes) benefit	2.8	(0.3)	3.1	4.5	0.6	3.9
Segment earnings (loss)	$(0.6)	$(6.7)	$6.1	$(2.5)	$(11.2)	$8.7

Operating expenses for Corporate and Other are net of amounts allocated to PNM and TNMP under shared service agreements. Changes in depreciation and amortization are offset in operating expenses as a result of allocation of these costs to other business segments. The change in operating expense is the result of lower depreciation and amortization for the three and six months ended June 30, 2014 compared to 2013, primarily related to the timing of the retirement and installation of certain items of computer software and changes in the allocation of certain items to PNM and TNMP.

The decrease in other income (deductions) during the three and six months ended June 30, 2014 compared to 2013 is due to amortization related to corporate investments that became fully amortized in 2013 and premiums paid on corporate debt repurchases in 2013 that did not recur in 2014. Net interest charges decreased primarily due to lower interest charges resulting from the 2013 repurchase of $23.8 million principal amount of PNMR’s 9.25% Senior Unsecured Notes, Series A, due 2015. The remaining decrease in net interest charges is the result of lower borrowings and lower interest rates on short-term borrowings.

During the three and six months ended June 30, 2013, income (taxes) benefit for Corporate and Other included the impairment of New Mexico wind energy production tax credits of $2.4 million and $3.9 million, after federal income tax benefits. In addition, the three months ended June 30, 2013 included an expense of $1.2 million due to reductions in Corporate and Other’s deferred tax assets resulting from legislation reducing New Mexico Corporate income tax rates. As discussed in Note 13, in June 2014, the Company settled the IRS examination of income tax years 2003 and 2005 through 2008, including the settlement of certain issues for which the Company had previously reflected liabilities related to uncertain tax positions. As a result of the settlement an income tax benefit of $1.3 million was reflected in Corporate and Other in the three months ended June 30, 2014. This amount is offset by an additional income tax expense reflected in the PNM segment.

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the six months ended June 30, 2014 compared to June 30, 2013 are summarized as follows:

	Six Months Ended June 30,
	2014	2013	Change
	(In millions)
Net cash flows from:
Operating activities	$123.8	$159.9	$(36.1)
Investing activities	(151.1)	(143.1)	(8.0)
Financing activities	36.9	9.0	27.9
Net change in cash and cash equivalents	$9.6	$25.8	$(16.2)

The decreases in PNMR’s cash flow from operating activities relate primarily to $92.9 million lower tax refunds in 2014 than in 2013 offset by $61.1 million lower contributions to the PNM and TNMP pension and OPEB plans in 2014 than in 2013. In addition, refunds of $15.2 million made to customers related to the settlement of PNM’s transmission rate in 2013 did not recur in 2014. Other changes in assets and liabilities resulting from normal operations as well as higher retail load and rate increases at TNMP increased operating cash flows. These increases were offset by lower retail load at PNM.
The changes in PNMR’s cash flows from investing activities relate primarily to an increase of $7.4 million in utility plant additions in the three months ended June 30, 2014 compared to 2013. Utility plant additions at PNM were $6.1 million lower in the six months ended June 30, 2014 compared to 2013, including decreases in generation and renewable energy additions of $18.6 million and $3.3 million. These decreases were offset by increased transmission and distribution additions of $15.8 million and higher nuclear fuel purchases of $0.6 million. TNMP utility plant additions increased $17.1 million in the six months ended June 30, 2014 compared to 2013, including increases in transmission and distribution additions of $11.3 million and AMS additions of $5.8 million. Corporate plant additions decreased $3.6 million related to computer hardware and software additions and payments made in 2013 for renovations of the corporate headquarters building.
The changes in PNMR’s cash flows from investing activities include a $45.5 million reduction in net short-term borrowing activity in the six months ended June 30, 2014 compared to 2013. In 2014, the proceeds from long-term borrowings of $175.0 million at PNM were used to repay amounts under the PNM Term Loan Agreement and other short-term borrowings. Long-term borrowings of $80.0 at TNMP in 2014 were used to repay amounts under the existing TNMP 2011 Term Loan Agreement and other short-term borrowings. In addition, cash paid of $13.0 in connection with TNMP debt exchange in 2013 did not recur in 2014.

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

On March 5, 2014, PNM entered into the $175.0 million PNM 2014 Term Loan Agreement and used a portion of the funds borrowed thereunder to repay all amounts outstanding under the existing $75.0 million PNM Term Loan Agreement. The funds were also used to repay other short-term amounts outstanding. There were no prepayment penalties paid in connection with the termination of the PNM Term Loan Agreement. The PNM 2014 Term Loan Agreement includes customary covenants and conditions. The PNM 2014 Term Loan Agreement bears interest at a variable rate, which was 1.10% at June 30, 2014, and must be repaid on or before September 4, 2015. At June 30, 2014, the weighted average interest rate was 1.00% for borrowings outstanding under the twelve-month PNMR Term Loan Agreement, which matures in December 2014.

On June 27, 2014, TNMP issued $80.0 million aggregate principal amount of 4.03% first mortgage bonds, due 2024 (the “Series 2014A Bonds”) pursuant to the TNMP 2013 Bond Purchase Agreement dated December 9, 2013. TNMP used $50.0 million of the proceeds to repay the full outstanding amount of the TNMP 2011 Term Loan Agreement and used the remaining $30.0 million of proceeds to reduce short-term debt.

PNMR, PNM, and TNMP are subject to debt-to-capital ratio requirements of less than or equal to 65%.  These ratios for PNMR and PNM include the present value of payments under the PVNGS and EIP leases as debt.

Capital Requirements

Total capital requirements consist of construction expenditures and cash dividend requirements for PNMR common stock and PNM preferred stock. Key activities in PNMR’s current construction program include:

•	Upgrading generation resources, including expenditures for compliance with environmental requirements and for renewable energy resources

•	Expanding the electric transmission and distribution systems

•	Purchasing nuclear fuel

Projected capital requirements, including amounts expended through June 30, 2014, are:

	2014	2015-2018	Total
	(In millions)
Construction expenditures	$509.3	$1,766.9	$2,276.2
Dividends on PNMR common stock	58.9	235.8	294.7
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$568.7	$2,004.8	$2,573.5
The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include estimated amounts of $88.5 million related to environmental upgrades at SJGS to address regional haze and $268.3 million related to the identified sources of replacement capacity under the revised plan for compliance described in Note 11. The above construction expenditures also include additional renewable resources anticipated to be required to meet the RPS, additional peaking resources to meet needs outlined in PNM’s current IRP, environmental upgrades at Four Corners of $80.3 million, the purchase of the leased portion of the EIP and the assets underlying three of the PVNGS Unit 2 leases at the expiration of those leases, and the purchase of Delta. Expenditures for the SJGS and Four Corners environmental upgrades are estimated to be $10.2 million in 2014. See Note 11 and Commitments and Contractual Obligations below. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to be able to pay dividends to PNMR. Note 5 of the Notes to Consolidated Financial Statements in the 2013 Annual Reports on Form 10-K describes regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.
During the six months ended June 30, 2014, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and the PNM 2014 Term Loan Agreement.

In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt that must be paid or refinanced at maturity, including $158.1 million that becomes due in the second quarter of 2015. Note 6 of the Notes to Consolidated Financial Statements in the 2013 Annual Reports on Form 10-K contains information about the maturities of long-term debt. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances, make additional debt repurchases, or enter into other liquidity arrangements in the future.

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
The revolving credit facilities and the PNM New Mexico Credit Facility provide short-term borrowing capacity. The revolving credit facilities also allow letters of credit to be issued. Letters of credit reduce the available capacity under the facilities. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. The Company’s business is seasonal with more revenues and cash flows from operations being generated in the summer months. In general, the Company relies on the credit facilities to be the initial funding source for construction expenditures. Accordingly, borrowings under the facilities may increase over time. Depending on market and other conditions, the Company will periodically sell long-term debt and use the proceeds to reduce the borrowings under the credit facilities. Borrowings under the PNMR Revolving Credit Facility ranged from zero to $12.1 million during the three months ended June 30, 2014 and from zero to $21.1 million during the six months ended June 30, 2014. Borrowings under the PNM Revolving Credit Facility ranged from zero to $8.2 million during the three months ended June 30, 2014 and from zero to $82.0 million during the six months ended June 30, 2014. PNM had no borrowings under the PNM New Mexico Credit Facility during the three months ended June 30, 2014, and borrowings ranged from zero to $25.0 million during the six months ended June 30, 2014. Borrowings under the TNMP Revolving Credit Facility ranged from zero to $30.0 million during the three and six months ended June 30, 2014. At June 30, 2014, the average interest rate was 1.66% for borrowings under the PNMR Revolving Credit Facility. The PNM Revolving Credit Facility and the TNMP Revolving Credit Facility had no borrowings outstanding at June 30, 2014.
The Company currently believes that its capital requirements can be met through internal cash generation, existing or new credit arrangements, and access to public and private capital markets. To cover the difference in the amounts and timing of internal cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements. However, if difficult market conditions experienced during the recent recession return, the Company may not be able to access the capital markets or renew credit facilities when they expire. Should that occur, the Company would seek to improve cash flows by reducing capital expenditures and exploring other available alternatives. Also, PNM could consider seeking authorization for the issuance of first mortgage bonds to improve access to the capital markets.
In addition to its internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing to fund its capital requirements during the 2014-2018 period. This could include debt refinancing, new debt issuances, and/or new equity.
The credit ratings for PNMR, PNM, and TNMP were set forth under the heading Liquidity in the MD&A contained in the 2013 Annual Reports on Form 10-K. On January 30, 2014, Moody’s raised the senior unsecured rating for PNMR, the senior unsecured and issuer ratings for PNM, and the senior secured and issuer ratings for TNMP. Moody’s continued to maintain the ratings outlook for PNMR, PNM, and TNMP as positive. On April 30, 2014, S&P changed the outlook for PNMR, PNM, and TNMP to positive from stable. As of July 25, 2014, ratings on the Company’s securities were as follows:

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

A summary of liquidity arrangements, which do not include the PNMR Term Loan Agreement or the PNM 2014 Term Loan Agreement, as of July 25, 2014 is as follows:

	PNMR Separate	PNM Separate	TNMP Separate	PNMR Consolidated
	(In millions)
Financing capacity:
Revolving credit facility	$300.0	$400.0	$75.0	$775.0
PNM New Mexico Credit Facility	—	50.0	—	50.0
Total financing capacity	$300.0	$450.0	$75.0	$825.0

Amounts outstanding as of July 25, 2014:
Revolving credit facility	$—	$27.2	$—	$27.2
PNM New Mexico Credit Facility	—	15.0	—	15.0
Letters of credit	7.7	3.2	0.1	11.0

Total short-term debt and letters of credit	7.7	45.4	0.1	53.2

Remaining availability as of July 25, 2014	$292.3	$404.6	$74.9	$771.8
Invested cash as of July 25, 2014	$1.9	$—	$—	$1.9
The above table excludes intercompany debt. As of July 25, 2014, PNM had $5.5 million in borrowings from PNMR and TNMP had $25.7 million in borrowings from PNMR under their intercompany loan agreements. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.
PNMR can offer new shares of common stock through the PNM Resources Direct Plan under a SEC shelf registration statement that expires in August 2015. PNM has a shelf registration statement for up to $500.0 million of senior unsecured notes that expires in May 2017.
Off-Balance Sheet Arrangements
PNMR’s off-balance sheet arrangements include PNM’s operating lease obligations for PVNGS Units 1 and 2, the EIP transmission line, and Delta. These arrangements help ensure PNM the availability of lower-cost generation needed to serve customers. See MD&A – Off-Balance Sheet Arrangements and Notes 7 and 9 of the Notes to Consolidated Financial Statements in the 2013 Annual Reports on Form 10-K. See Note 5 and Note 6 for additional information concerning the PVNGS Leases and Delta.
Commitments and Contractual Obligations
PNMR, PNM, and TNMP have contractual obligations for long-term debt, operating leases, construction expenditures, purchase obligations, and certain other long-term obligations. See MD&A – Commitments and Contractual Obligations in the 2013 Annual Reports on Form 10-K.

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

	June 30, 2014	December 31, 2013
PNMR
PNMR common equity	47.4%	48.8%
Preferred stock of subsidiary	0.3%	0.3%
Long-term debt	52.3%	50.9%
Total capitalization	100.0%	100.0%

PNM
PNM common equity	47.0%	48.2%
Preferred stock	0.4%	0.4%
Long-term debt	52.6%	51.4%
Total capitalization	100.0%	100.0%

TNMP
Common equity	58.3%	59.9%
Long-term debt	41.7%	40.1%
Total capitalization	100.0%	100.0%

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
PNM has several programs underway to reduce or offset GHG from its resource portfolio, thereby reducing its exposure to climate change regulation. See Note 12. In 2011, PNM completed construction of 22 MW of utility-scale solar generation located at five sites on PNM’s system throughout New Mexico. In 2013, PNM expanded its renewable energy portfolio by constructing 21.5 MW of utility-scale solar generation. On December 18, 2013, the NMPRC approved PNM’s 2014 renewable energy procurement plan that includes construction of an additional 23 MW of utility-scale solar generation. This additional generation is anticipated to be online by the end of 2014. Since 2003, PNM has purchased the entire output of New Mexico Wind, which has an aggregate capacity of 204 MW, and will purchase the full output of Red Mesa Wind, which has an aggregate capacity of 102 MW, beginning in January 2015. PNM has signed a 20-year PPA for the output of Lightning Dock Geothermal, which began providing power to PNM in January 2014. The current capacity of the facility is 4 MW and future expansion may result in up to 10 MW of generation capacity. Additionally, PNM has a customer distributed solar generation program that represented 30.5 MW at the end of 2013 and is expected to grow to over 36 MW by the end of 2014. Once fully subscribed, the distributed solar programs will reduce PNM’s production from fossil-fueled electricity generation by 117 GWh per year. PNM offers its customers a comprehensive portfolio of energy efficiency and load management programs, with a 2014 budget of $22.5 million. PNM estimates these programs saved approximately 75 GWh of electricity in 2013. Over the next 20 years, PNM projects the expanded energy efficiency and load management programs will provide the equivalent of approximately 13,565 GWh of electricity, wh ich will avoid at least 6.8 million metric tons of CO2 based upon projected emissions from PNM’s system-wide resources. These estimates are subject to change because of the high uncertainty of many of the underlying variables, including changes in demand for electricity, and complex interrelationships between those variables.
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
As of December 31, 2013, approximately 74.7% of PNM’s generating capacity, including resources owned, leased, and under PPAs, all of which is located within the United States, consisted of coal or gas-fired generation that produces GHG. Based on current forecasts, the Company does not expect its output of GHG from existing sources to increase significantly in the near-term. Many factors affect the amount of GHG emitted. For example, if new natural gas-fired generation resources are added to meet increased load as anticipated in PNM’s current IRP, GHG would be incrementally increased. In addition, plant performance could impact the amount of GHG emitted. If PVNGS experienced prolonged outages, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG. As described in Note 11, on February 15, 2013, PNM, NMED, and EPA agreed to pursue a strategy to address the regional haze requirements of the CAA at the coal-fired SJGS, which would include the shutdown of SJGS Units 2 and 3. The shutdown of Units 2 and 3 would result in a reduction of GHG of approximately 50 percent at SJGS. That agreement also contemplates that gas-fired generation would be built to partially replace the retired capacity. Although replacement power strategies have not been finalized, the reduction in GHG from the retirement of the coal-fired generation would be far greater than the increase in GHG from replacement with gas-fired generation. On September 5, 2013, the EIB unanimously approved a revised SIP submitted by NMED that encompassed the February 15, 2013 agreement and the revised SIP was submitted to EPA for approval on October 18, 2013. On May 12, 2014, EPA published their proposed approval of the revised SIP in the Federal Register. Final EPA action on the revised SIP is expected by about the end of September 2014.
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

EPA Regulation
In April 2007, the United States Supreme Court held that EPA has the authority to regulate GHG under the CAA.  This decision heightened the importance of this issue for the energy industry.  In December 2009, EPA released its endangerment finding stating that the atmospheric concentrations of six key greenhouse gases (CO2, methane, nitrous oxides, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride) endanger the public health and welfare of current and future generations. In May 2010, EPA released the final PSD and Title V Greenhouse Gas Tailoring Rule (the “Tailoring Rule”) to address GHG from stationary sources under the CAA permitting programs. The purpose of the rule was to “tailor” the applicability of two programs, PSD and Title V operating permit programs, to avoid impacting millions of small GHG emitters. The rule focused on the largest sources of GHG, including fossil-fueled electric generating units. This program covered new construction projects that emit GHG of at least 100,000 tons per year (even if PSD is not triggered for other pollutants). In addition, modifications at existing facilities that increase GHG by at least 75,000 tons per year would be subject to PSD permitting requirements, even if they did not significantly increase emissions of any other pollutant. As a result, PNM’s fossil-fueled generating plants were more likely to trigger PSD permitting requirements because of the magnitude of GHG. However as discussed below, a recent court case has now limited the extent of the Tailoring Rule.
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

On June 23, 2014, the United States Supreme Court issued its opinion on the above case. The Supreme Court largely reversed the D.C. Circuit. First, the Supreme Court found the CAA does not compel or permit EPA to adopt an interpretation of the act that requires a source to obtain a PSD or Title V permit on the sole basis of its potential GHG. Second, EPA had argued that even if it was not required to regulate GHGs under the PSD and Title V programs, the Tailoring Rule was nonetheless justified on the grounds that it was a reasonable interpretation of the CAA. The Supreme Court rejected this argument. Third, the Supreme Court found EPA lacked authority to "tailor" the CAA's unambiguous numerical thresholds of 100 or 250 tons per year. Fourth, the Supreme Court found that it would be reasonable for EPA to interpret the CAA to limit the PSD program for GHGs to "anyway" sources – those sources that have to comply with the PSD program for other non-GHG pollutants. The Supreme Court said that EPA needed to establish a de minimis level below which BACT would not be required for "anyway" sources.

On March 27, 2012, EPA issued its proposed carbon pollution standards, under Section 111(b) of the CAA, for GHG from new fossil-fueled EGUs larger than 25 MW. The proposed limit was based on the performance of natural gas combined cycle technology. Therefore, coal-fired power plants would only be able to comply with the standard by using carbon capture and sequestration technology. The proposed rule included an exemption for new simple cycle EGUs. EPA accepted comment on the proposed rule through June 25, 2012, during which EPA received over 2.5 million comments. As a result of the comments, EPA reproposed the EGU NSPS as discussed below.

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
EPA’s reproposed GHG NSPS for new sources applies only to new fossil-fired EGUs. The reproposed standards, based on the size of the unit, would revise requirements for new fossil-fired utility boilers, integrated gasification combined cycle units, combined and simple cycle turbines, and new sources meeting certain other criteria. New coal-fired facilities would only be able to meet the standard by using partial carbon capture and sequestration technology. The reproposed GHG NSPS removed the blanket exemption for simple-cycle turbines and instead provided an exemption for units that sell to the transmission grid less than one-third of their potential electric output over a three-year rolling average.

The Presidential Memorandum directed EPA to issue the proposed GHG NSPS for modified and existing EGUs by June 1, 2014 and to issue the final rule by June 1, 2015. On June 2, 2014, EPA released the proposed rule under Section 111(d) of the CAA to establish GHG performance standards for existing EGUs. The proposed rule would require state-specific CO2 emission reduction goals based on EPA’s finding of the best system of emissions reductions (“BSER”). States would be required to meet both an interim goal from 2020 to 2029 and a final goal beginning in 2030. The proposed BSER is based on four “building blocks”: 1) a 6% heat rate improvement to coal-fired generation units; 2) a shift in electrical generation from coal-fired EGUs to natural gas combined cycle units (“NGCCs”) such that the NGCCs are at a 70% utilization rate; 3) substitution of fossil fuel generation with renewable resources and new nuclear facilities, and extension of life of about 6% of existing nuclear plants that may be retired; and 4) increases to demand-side energy efficiency programs. States would be required to develop SIPs to reach the CO2 emission reduction goals. The SIPs would need to include enforceable CO2 emission limits that apply to the affected EGUs within the state. EPA is proposing to allow flexibility in how each state achieves the goal including an option to use either a rate-based or mass-based standard and to develop multi-state compliance plans. State SIPs would be due June 30, 2016 with the possibility of an extension to 2017 if a state needs additional time or 2018 if states choose to enter a multi-state approach.

Also on June 2, 2014, EPA proposed carbon pollution standards for modified and reconstructed EGUs. Under the proposal rule there are two alternatives for EGUs: 1) a CO2 emission limit based on the unit’s best historic annual CO2 emissions plus an additional 2% reduction or 2) an emission limit dependent on when the unit is modified. Sources modified before becoming subject to a section 111(d) plan would be required to meet an emission limit determined by the unit’s best historical annual CO2 emission rate plus an additional 2% emission reduction. Units modified after becoming subject to a section 111(d) plan would be required to meet a unit-specific emission limit determined by the section 111(b) implementing authority.
EPA regulation of GHG from large stationary sources will impact PNM’s fossil-fueled EGUs. Impacts could involve investments in additional renewables, efficiency improvements, and/or control technologies at the fossil-fueled EGUs. In setting existing source standards, EPA has historically used technology-based performance standards on emission rates. The only end-of-pipe emission control technology for coal and gas fired power plants available for GHG reduction is carbon capture and sequestration, which is not yet a commercially demonstrated technology. There are limited efficiency enhancement measures that may be available to a subset of the existing EGUs; however, such measures would provide only marginal GHG improvements. Additional GHG control technologies for existing EGUs may become viable in the future. The costs of such improvements or technologies could impact the economic viability of some plants.
The ultimate impact of EPA’s regulation of GHG to PNM is unknown because the regulatory requirements, including NSPS requirements, are in draft form. PNM estimates that implementation of the revised SIP for BART at SJGS, which requires the installation of SNCRs on Units 1 and 4 by the later of January 2016 or 15 months after EPA approval of a revised SIP and the retirement of SJGS Units 2 and 3 by the end of 2017, should provide a significant step towards compliance with Section 111(d). PNM is currently reviewing the proposed Section 111(d) rule and is unable to predict the impact of this rule on its fossil fueled generation.
Federal Legislation
Prospects for enactment of legislation imposing a new or enhanced regulatory program to address climate change in Congress are unlikely in 2014, although there is growing interest among some policymakers in addressing climate change and there may be legislation in the future.  Instead, EPA is the primary venue for GHG regulation in the near future, especially for coal-fired units. PNM has assessed, and continues to assess, the impacts of potential climate change legislation or regulation on its business.  This assessment is ongoing and future changes arising out of the legislative or regulatory process could impact the assessment significantly.  PNM’s assessment includes assumptions regarding the specific GHG limits, the timing of implementation of these limits, the possibility of a cap and trade program including the associated costs and the availability of offsets, the development of technologies for renewable energy and to reduce emissions, and provisions for cost containment. Moreover, the assessment assumes various market reactions such as the price of coal and gas and regional plant economics.  These assumptions, at best, are preliminary and speculative. However, based upon these assumptions, the enactment of climate change legislation could, among other things, result in significant compliance costs, including large capital expenditures by PNM, and could jeopardize the economic viability of certain generating facilities. See Note 11.  In turn, these consequences could lead to increased costs to customers and affect results of operations, cash flows, and financial condition if the incurred costs are not fully recovered through regulated rates. Higher rates could also contribute to reduced usage of electricity.  PNM’s assessment process is ongoing, but too preliminary and speculative at this time for the meaningful prediction of financial impact.

State and Regional Activity
Pursuant to New Mexico law, each utility must submit an IRP to the NMPRC every three years to evaluate renewable energy, energy efficiency, load management, distributed generation, and conventional supply-side resources on a consistent and comparable basis.  The IRP is required to take into consideration risk and uncertainty of fuel supply, price volatility, and costs of anticipated environmental regulations when evaluating resource options to meet supply needs of the utility’s customers.  The NMPRC requires that New Mexico utilities factor a standardized cost of carbon emissions into their IRPs using prices ranging between $8 and $40 per metric ton of CO2 emitted and escalating these costs by 2.5% per year.  Under the NMPRC order, each utility must analyze these standardized prices as projected operating costs.  Reflecting the developing nature of this issue, the NMPRC order states that these prices may be changed in the future to account for additional information or changed circumstances.  However, PNM is required to use these prices for purposes of its IRP, and the prices may not reflect the costs that it ultimately will incur.  PNM’s IRP filed with the NMPRC on July 1, 2014 showed that consideration of carbon emissions costs impacted the projected in-service dates of some of the identified resources.
In recent years, New Mexico adopted regulations, which have since been repealed, that would directly limit GHG from larger sources, including EGUs, through a regional GHG cap and trade program and that would cap GHG from larger sources such as EGUs. Although these rules have been repealed, PNM cannot rule out future state legislative or regulatory initiatives to regulate GHG.
On August 2, 2012, thirty-three New Mexico organizations representing public health, business, environmental, consumers, Native American, and other interested parties filed a petition for rulemaking with the NMPRC. The petition asked the NMPRC to issue a NOPR regarding the implementation of an Optional Clean Energy Standard for electric utilities located in New Mexico. The proposed standard would have utilities that elect to participate reduce their CO2 emissions by 3% per year. Utilities that opt into the program would be assured recovery of their reasonable compliance costs. On October 4, 2012, the NMPRC held a workshop to discuss the proposed standard and whether it has authority to proceed with the NOPR. On August 28, 2013, the petitioners amended the August 2, 2012 petition and requested that the NMPRC issue a NOPR to implement a “Carbon Risk Reduction Rule” for electric utilities in New Mexico. The proposed rule would require affected utilities to demonstrate a 3% per year CO2 emission reduction from a three-year average baseline period between 2005 and 2012. The proposed rule would use a credit system that provides credits for electricity production based on how much less than one metric ton of CO2 per MWh the utility emits. Credits would be retired such that 3% per year reductions are achieved from the baseline year until 2035 unless a participating utility elects to terminate the program at the end of 2023. Credits would not expire and could be banked. An advisory committee of interested stakeholders would monitor the program. In addition, utilities would be allowed to satisfy their obligations by funding NMPRC approved energy efficiency programs. There has been no further action on this matter at the NMPRC.

International Accords

The Company monitors international treaties and accords such as the Kyoto Protocol and the EU Emissions Trading System to determine potential impacts to their business activities.  At the United Nations Framework Convention on Climate Change meeting in 2011, participating nations, including the United States, agreed that in 2015, they would sign an international treaty requiring all nations to begin reducing carbon emissions by 2020. Known as the Durban Platform for Enhanced Action, the new treaty would supplant the Kyoto Protocol, which was adopted in 1997, that targeted only industrialized nations for mandatory climate emission reductions. The Obama administration plans to release its commitment in March of 2015 and the treaty is scheduled to be finalized in late 2015. PNM will continue to monitor the United States participation in international accords.

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
A final ballot for MOD-001-2 concluded on December 20, 2013 and received sufficient affirmative votes for approval. On February 10, 2014, NERC filed with FERC a petition for approval of MOD-001-2 and retirement of reliability standards MOD-001-1a, MOD-004-1, MOD-008-1, MOD-028-2, MOD-029-1a, and MOD-030-2. The MOD-001-2 standard will become effective on the first day of the calendar quarter that is 18 months after the date the standard is approved by FERC. The retirement and changes to these MOD standards will remove the risk of reduced TTC for PNM and other southwestern utilities. On June 19, 2014, FERC issued a NOPR to approve a new reliability standard.
In July 2011, FERC issued Order 1000 adopting new requirements for transmission planning, cost allocation, and development.  Order 1000 calls for significant changes to the transmission process of WestConnect, an organization of utility companies providing transmission of electricity in the western region that includes PNM.  On October 11, 2012, PNM and other WestConnect participants filed modified versions of Attachment K to their transmission tariffs to meet Order 1000 regional compliance requirements. Thirteen intervention motions were filed, with several objecting to and/or protesting various provisions of the filings submitted by the WestConnect participants. On December 17, 2012, the WestConnect participants filed responses to the issues raised by the intervenors. On March 22, 2013, FERC issued its order regarding PNM’s and six other WestConnect FERC jurisdictional utilities compliance filings. FERC partially accepted many aspects of the filings including the governance structure that gives the transmission owners a veto authority over the regional plan and cost allocations. A major change directed by FERC is the requirement that the cost allocations be binding on identified beneficiaries and that a process be created that will result in a qualified developer being selected. PNM and the other WestConnect FERC jurisdictional entities submitted their regional compliance filings on September 20, 2013 to address and comply with the March 22, 2013 FERC order. On July 11, 2013, the WestConnect participants submitted their cost allocation and inter-regional coordination plan compliance filing between WestConnect and other regions.

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

Other Matters

On March 25, 2013, a petition was filed by IBEW Local 66 with the National Labor Relations Board seeking to certify a union at TNMP for utility workers. On April 12, 2013, a second petition was filed by IBEW Local 66 with the National Labor

Relations Board seeking to certify a union at TNMP for meter technicians, who were not included in the original petition. Approximately 200 employees were covered by the petitions. Elections to determine whether the IBEW would represent the employees were held in May 2013.  The employees voted to unionize through both petitions and contract negotiations have begun. Subsequently, on June 25, 2013, a third petition was filed by IBEW Local 66 with the National Labor Relations Board seeking to include a group of three relay technicians, who were not included in the original petition. In August 2013, the relay technicians voted to unionize and contract negotiations have begun. As of June 30, 2014, TNMP had 187 employees represented by IBEW Local 66. The parties are still in negotiations on a collective bargaining agreement.

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

As of June 30, 2014, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s 2013 Annual Reports on Forms 10-K. The policies disclosed included unbilled revenues, regulatory accounting, impairments, decommissioning and reclamation costs, derivatives, pension and other postretirement benefits, accounting for contingencies, income taxes, and market risk.

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

•	Physical and operational risks related to climate change and potential financial risks resulting from climate change litigation and legislative and regulatory efforts to limit GHG

•
The impacts on the electricity usage of the Company’s customers due to performance of state, regional, and national economies and mandatory energy efficiency measures, weather, seasonality, competition, and other changes in supply and demand

•	State and federal regulatory, legislative, and judicial decisions and actions on ratemaking, tax, and other matters

•
Uncertainty surrounding the status of PNM’s participation in jointly-owned generation projects resulting from the scheduled expiration of the operational agreements for SJGS and Four Corners, as well as the fuel supply agreement for SJGS, including potential restructuring and approval issues at SJGS and Four Corners necessary for operational and environmental compliance matters

•
Uncertainty regarding the requirements and related costs of decommissioning power plants and coal mines supplying certain power plants, as well as the ability to recover decommissioning costs from customers

•
The performance of generating units, transmission systems, and distribution systems, which could be negatively affected by operational issues, unplanned outages, extreme weather conditions, terrorism, cybersecurity breaches, and other catastrophic events

•	Variability of prices and volatility and liquidity in the wholesale power and natural gas markets

•
Changes in price and availability of fuel and water supplies, including the ability of the mines supplying coal to PNM’s coal-fired generating units and the companies involved in supplying nuclear fuel to provide adequate quantities of fuel

•	The risks associated with completion of generation, transmission, distribution, and other projects

•	Regulatory, financial, and operational risks inherent in the operation of nuclear facilities, including spent fuel disposal uncertainties

•	The risk that reliability standards regarding available transmission capacity and other FERC rulemakings may negatively impact the operation of PNM’s transmission system

•	The Company’s ability to access the financial markets, including disruptions in the credit markets, actions by ratings agencies, and fluctuations in interest rates

•	The potential unavailability of cash from PNMR’s subsidiaries due to regulatory, statutory, or contractual restrictions

•	The impacts of decreases in the values of marketable equity securities maintained to provide for decommissioning, reclamation, pension benefits, and other post employment benefits

•	Commodity and counterparty credit risk transactions and the effectiveness of risk management

•	The outcome of legal proceedings, including the extent of insurance coverage

•	Changes in applicable accounting principles or policies

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

Also available on the Company’s website at www.pnmresources.com/investors/governance.cfm and in print upon request from any shareholder are our:

•	Corporate Governance Principles

•	Code of Ethics (Do the Right Thing – Principles of Business Conduct)

•	Charters of the Audit and Ethics Committee, Nominating and Governance Committee, Compensation and Human Resources Committee, and Finance Committee

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
Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 7, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2014 and the year ended December 31, 2013, PNMR and PNM had no commodity derivative instruments designated as cash flow hedging instruments.
Commodity contracts, other than those that do not meet the definition of a derivative under GAAP, and those derivatives designated as normal purchases and normal sales, are recorded at fair value on the Condensed Consolidated Balance Sheets. The following table details the changes in PNMR’s net asset or liability balance sheet position for mark-to-market energy transactions.

	Six Months Ended
	June 30,
	2014	2013
Economic Hedges	(In thousands)
Sources of fair value gain (loss):
Net fair value at beginning of period	$3,273	$1,204
Amount realized on contracts delivered during period	1,043	(964)
Changes in fair value	(4,230)	(841)
Net mark-to-market change recorded in earnings	(3,187)	(1,805)
Net change recorded as regulatory assets and liabilities	(477)	512
Net fair value at end of period	$(391)	$(89)
The following table provides the maturity of PNMR's net assets (liabilities), giving an indication of when these mark-to-market amounts will settle and generate (use) cash.

Fair Value of Mark-to-Market Instruments at June 30, 2014

	Settlement Dates
	2014	2015	2016
	(In thousands)
Economic hedges
Prices actively quoted	$—	$—	$—
Prices provided by other external sources	(2,512)	2,464	(343)
Prices based on models and other valuations	—	—	—
Total	$(2,512)	$2,464	$(343)

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
PNM measures VaR for the positions in its wholesale portfolio (not covered by the FPPAC). For the six months ended June 30, 2014, the high, low, and average VaR amounts were $1.1 million, $0.6 million, and $0.7 million. For the year ended December 31, 2013, the high, low, and average VaR amounts were $1.4 million, $0.6 million, and $0.9 million. At June 30, 2014 and December 31, 2013, the VaR amounts for the PNM wholesale portfolio were $1.1 million and $0.6 million.
The VaR limits, which were not exceeded during the six months ended June 30, 2014 or the year ended December 31, 2013, represent an estimate of the potential gains or losses that could be recognized on the Company’s portfolios, subject to market risk, given current volatility in the market, and are not necessarily indicative of actual results that may occur, since actual future gains and losses will differ from those estimated. Actual gains and losses may differ due to actual fluctuations in market prices, operating exposures, and the timing thereof, as well as changes to the underlying portfolios during the year.

Credit Risk

The Company is exposed to credit risk from its retail and wholesale customers, as well as the counterparties to derivative instruments. The Company conducts counterparty risk analysis across business segments and uses a credit management process to assess the financial conditions of counterparties. The following table provides information related to PNMR’s credit exposure by the credit worthiness (credit rating) and concentration of credit risk for counterparties to derivative transactions. All credit exposures at June 30, 2014 will mature in less than two years.

Schedule of Credit Risk Exposure
June 30, 2014

Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$8,395	1	$7,671
Non-investment grade	—	—	—
Internal ratings:
Investment grade	103	—	—
Non-investment grade	113	—	—
Total	$8,611		$7,671

(1)
The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)
The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than firm-requirements wholesale customers), forward sales, and short-term sales. The exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At June 30, 2014, PNMR held $0.1 million of cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of June 30, 2014 was $7.7 million.

The PVNGS lessor notes are not exposed to credit risk, since the notes are repaid as PNM makes payments on the underlying leases. Other investments have no significant counterparty credit risk.

Interest Rate Risk

The majority of the Company’s long-term debt is fixed-rate debt and does not expose earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of PNMR’s consolidated long-term debt instruments would increase by 2.2%, or $46.0 million, if interest rates were to decline by 50 basis points from their levels at June 30, 2014. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity. At July 25, 2014, PNMR, PNM, and TNMP had zero, $27.2 million, and zero of short term debt outstanding under their revolving credit facilities, which allow for a maximum aggregate borrowing capacity of $300.0 million for PNMR, $400.0 million for PNM, and $75.0 million for TNMP. PNM had $15.0 million in borrowings under its $50.0 million PNM New Mexico Credit Facility at July 25, 2014. The revolving credit facilities, the PNM New Mexico Credit Facility, the $175.0 million PNM 2014 Term Loan Agreement, and the $100.0 million PNMR Term Loan Agreement bear interest at variable rates, which averaged 1.41% for the PNM Revolving Credit Facility, 1.41% for the PNM New Mexico Credit Facility, 1.00% for the PNMR Term Loan Agreement, and 1.10% for the PNM 2014 Term Loan Agreement on July 25, 2014, and the Company is exposed to interest rate risk to the extent of future increases in variable interest rates.

The investments held by PNM in trusts for decommissioning and reclamation had an estimated fair value of $236.4 million at June 30, 2014, of which 41.1% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 50 basis points from their levels at June 30, 2014, the decrease in the fair value of the fixed-rate securities would be 3.3%, or $3.2 million.

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

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation include certain equity securities at June 30, 2014. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 57.6% of the securities held by various trusts as of June 30, 2014. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $13.6 million.

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

Changes in internal controls

There have been no changes in each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Notes 11 and 12 for information related to the following matters, for PNMR, PNM, and TNMP, incorporated in this item by reference.

Note 11

•	The Clean Air Act – Regional Haze – SJGS

•	The Clean Air Act – Regional Haze – Four Corners

•	The Clean Air Act – Four Corners BART FIP Challenge

•	The Clean Air Act – Regional Haze Challenges

•	The Clean Air Act – Citizen Suit Under the Clean Air Act

•	The Clean Air Act – Four Corners Clean Air Act Lawsuit

•	WEG v. OSM NEPA Lawsuit

•	Navajo Nation Environmental Issues

•	Santa Fe Generating Station

•	Continuous Highwall Mining Royalty Rate

•	SJCC Arbitration

•	Four Corners Severance Tax Assessment

•	PVNGS Water Supply Litigation

•	San Juan River Adjudication

•	Rights-of-Way Matter

•	Complaint Against Southwestern Public Service Company

•	Navajo Nation Allottee Matters

Note 12

•	PNM – Renewable Portfolio Standard

•	PNM – FPPAC Continuation Application

•	PNM – Integrated Resource Plan

•	PNM – Applications for Approvals to Purchase Delta

•	PNM – Application for Approval of La Luz Generating Station

•	PNM – San Juan Generating Station Units 2 and 3 Retirement

•	PNM – Four Corners Right of First Refusal

•	PNM – Formula Transmission Rate Case

•	TNMP – Advanced Meter System Deployment

•	TNMP – Energy Efficiency

•	TNMP – Transmission Cost of Service Rates

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

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	August 1, 2014	/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Corporate Controller
(Officer duly authorized to sign this report)