Form 10-Q
period 2014-09-30
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2014-10-31
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 24, 2014, 79,653,624 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM outstanding as of October 24, 2014 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP outstanding as of October 24, 2014 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
Afton	Afton Generating Station
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, which is the operator and a co-owner of PVNGS and Four Corners
BACT	Best Available Control Technology
BART	Best Available Retrofit Technology
BHP	BHP Billiton, Ltd, the parent of SJCC
Board	Board of Directors of PNMR
BTU	British Thermal Unit
CAA	Clean Air Act
CCB	Coal Combustion Byproducts
CCN	Certificate of Convenience and Necessity
CO2	Carbon Dioxide
CTC	Competition Transition Charge
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
Delta	Delta-Person Generating Station, now known as Rio Bravo
DOE	United States Department of Energy
DOI	United States Department of Interior
EGU	Electric Generating Unit
EIB	New Mexico Environmental Improvement Board
EIP	Eastern Interconnection Project
EIS	Environmental Impact Statement
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESA	Endangered Species Act
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
Four Corners	Four Corners Power Plant
FPPAC	Fuel and Purchased Power Adjustment Clause
GAAP	Generally Accepted Accounting Principles in the United States of America
Gallup	City of Gallup, New Mexico
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
IBEW	International Brotherhood of Electrical Workers
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
KW	Kilowatt
KWh	Kilowatt Hour
Lightning Dock Geothermal	Lightning Dock geothermal power facility, also known as the Dale Burgett Geothermal Plant
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBTU	Million BTUs
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, Navajo Nation Safe Drinking Water Act, and Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
NEC	Navopache Electric Cooperative, Inc.
NERC	North American Electric Reliability Council
New Mexico Wind	New Mexico Wind Energy Center
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NMAG	New Mexico Attorney General
NMED	New Mexico Environment Department
NMIEC	New Mexico Industrial Energy Consumers Inc.
NMPRC	New Mexico Public Regulation Commission
NOx	Nitrogen Oxides
NOPR	Notice of Proposed Rulemaking
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
OCI	Other Comprehensive Income
OPEB	Other Post Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
PNM	Public Service Company of New Mexico and Subsidiaries
PNM 2014 Term Loan Agreement	PNM’s $175.0 Million Unsecured Term Loan Facility
PNM New Mexico Credit Facility	PNM’s $50.0 Million Unsecured Revolving Credit Facility
PNM Revolving Credit Facility	PNM’s $400.0 Million Unsecured Revolving Credit Facility
PNM Term Loan Agreement	PNM’s $75.0 Million Unsecured Term Loan Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR Development	PNMR Development and Management Corporation
PNMR Revolving Credit Facility	PNMR’s $300.0 Million Unsecured Revolving Credit Facility
PNMR Term Loan Agreement	PNMR’s $100.0 Million Unsecured Term Loan Facility
PPA	Power Purchase Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
RCRA	Resource Conservation and Recovery Act
RCT	Reasonable Cost Threshold
REA	New Mexico’s Renewable Energy Act of 2004
REC	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
Rio Bravo	Rio Bravo Generating Station, formerly known as Delta

RMC	Risk Management Committee
RPS	Renewable Energy Portfolio Standard
RSIP	Revised State Implementation Plan
SCR	Selective Catalytic Reduction
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SJPPA	San Juan Project Participation Agreement
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
SPS	Southwestern Public Service Company
S&P	Standard and Poor’s Ratings Services
TECA	Texas Electric Choice Act
Tenth Circuit	United States Court of Appeals for the Tenth Circuit
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2011 Term Loan Agreement	TNMP’s $50.0 Million Secured Term Loan
TNMP Revolving Credit Facility	TNMP’s $75.0 Million Revolving Credit Facility
TNP	TNP Enterprises, Inc. and Subsidiaries
Tucson	Tucson Electric Power Company
Valencia	Valencia Energy Facility
VaR	Value at Risk
WACC	Weighted Average Cost of Capital
WEG	WildEarth Guardians

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Electric Operating Revenues	$413,951	$399,730	$1,089,008	$1,064,993
Operating Expenses:
Cost of energy	132,499	114,674	354,532	325,039
Administrative and general	42,190	46,915	131,283	134,744
Energy production costs	43,287	41,142	136,422	131,546
Regulatory disallowances	—	1,735	—	1,735
Depreciation and amortization	44,295	42,743	128,424	125,189
Transmission and distribution costs	16,884	17,248	49,857	50,690
Taxes other than income taxes	17,997	17,534	51,641	49,739
Total operating expenses	297,152	281,991	852,159	818,682
Operating income	116,799	117,739	236,849	246,311
Other Income and Deductions:
Interest income	2,084	2,264	6,241	7,731
Gains on available-for-sale securities	962	2,188	8,234	6,935
Other income	2,895	3,254	7,648	7,577
Other (deductions)	(2,084)	(5,970)	(7,185)	(13,516)
Net other income and deductions	3,857	1,736	14,938	8,727
Interest Charges	30,115	30,365	89,621	92,279
Earnings before Income Taxes	90,541	89,110	162,166	162,759
Income Taxes	31,055	30,296	53,368	58,600
Net Earnings	59,486	58,814	108,798	104,159
(Earnings) Attributable to Valencia Non-controlling Interest	(3,701)	(4,127)	(11,140)	(10,904)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(396)	(396)
Net Earnings Attributable to PNMR	$55,653	$54,555	$97,262	$92,859
Net Earnings Attributable to PNMR per Common Share:
Basic	$0.70	$0.68	$1.22	$1.16
Diluted	$0.69	$0.68	$1.21	$1.15
Dividends Declared per Common Share	$0.185	$0.165	$0.555	$0.495

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net Earnings	$59,486	$58,814	$108,798	$104,159
Other Comprehensive Income:
Unrealized Gain on Available-for-Sale Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(137), $(4,143), $(3,946) and $(7,544)	210	6,322	6,256	11,512
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $1,059, $925, $4,547 and $3,639	(1,628)	(1,411)	(6,997)	(5,551)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience (gain) loss recognized as net periodic benefit cost, net of income tax expense (benefit) of $(508), $(631), $(1,524) and $(1,893)	780	960	2,340	2,880
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $0, $128, $53 and $127	—	(238)	(100)	(236)
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $3, $(19), $(58) and $(54)	(6)	35	109	99
Total Other Comprehensive Income (Loss)	(644)	5,668	1,608	8,704
Comprehensive Income	58,842	64,482	110,406	112,863
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,701)	(4,127)	(11,140)	(10,904)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(396)	(396)
Comprehensive Income Attributable to PNMR	$55,009	$60,223	$98,870	$101,563

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$108,798	$104,159
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	157,687	157,856
Deferred income tax expense	55,553	57,878
Net unrealized (gains) on commodity derivatives	(67)	(5,858)
Realized (gains) on available-for-sale securities	(8,234)	(6,935)
Stock based compensation expense	4,680	4,315
Regulatory disallowances	—	1,735
Other, net	(642)	1,384
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(22,158)	(23,731)
Materials, supplies, and fuel stock	5,494	(724)
Other current assets	(19,816)	(6,667)
Other assets	30,502	21,656
Accounts payable	79	(17,786)
Accrued interest and taxes	32,488	126,218
Other current liabilities	(21,197)	(32,111)
Other liabilities	3,074	(70,379)
Net cash flows from operating activities	326,241	311,010

Cash Flows From Investing Activities:
Additions to utility and non-utility plant	(293,361)	(233,928)
Proceeds from sales of available-for-sale securities	82,222	179,336
Purchases of available-for-sale securities	(81,644)	(181,423)
Return of principal on PVNGS lessor notes	20,758	23,357
Purchase of Rio Bravo	(36,235)	—
Other, net	(3,433)	1,232
Net cash flows from investing activities	(311,693)	(211,426)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(49,200)	(46,700)
Long-term borrowings	255,000	75,000
Repayment of long-term debt	(125,000)	(26,037)
Cash paid in debt exchange	—	(13,048)
Proceeds from stock option exercise	5,495	3,500
Awards of common stock	(15,573)	(12,429)
Dividends paid	(44,600)	(38,233)
Valencia’s transactions with its owner	(12,749)	(13,477)
Other, net	(2,030)	(3,706)
Net cash flows from financing activities	11,343	(75,130)

Change in Cash and Cash Equivalents	25,891	24,454
Cash and Cash Equivalents at Beginning of Period	2,533	8,985
Cash and Cash Equivalents at End of Period	$28,424	$33,439

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$60,075	$63,985
Income taxes paid (refunded), net	$(2,529)	$(95,472)

Supplemental schedule of noncash investing and financing activities:
Changes in accrued plant additions	$(6,674)	$2,535
Premium on long-term debt incurred in connection with debt exchange	$—	$36,297

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$28,424	$2,533
Accounts receivable, net of allowance for uncollectible accounts of $1,535 and $1,423	105,516	90,251
Unbilled revenues	63,253	58,806
Other receivables	39,061	53,909
Materials, supplies, and fuel stock	63,637	67,223
Regulatory assets	41,606	24,416
Commodity derivative instruments	4,148	4,064
Income taxes receivable	6,723	7,066
Current portion of accumulated deferred income taxes	58,681	58,681
Other current assets	55,277	34,590
Total current assets	466,326	401,539
Other Property and Investments:
Investment in PVNGS lessor notes	9,775	32,200
Available-for-sale securities	235,894	226,855
Other investments	1,667	1,835
Non-utility property	4,060	4,353
Total other property and investments	251,396	265,243
Utility Plant:
Plant in service and plant held for future use	5,754,564	5,563,061
Less accumulated depreciation and amortization	1,913,361	1,838,832
	3,841,203	3,724,229
Construction work in progress	211,472	132,080
Nuclear fuel, net of accumulated amortization of $52,119 and $47,347	81,840	77,602
Net utility plant	4,134,515	3,933,911
Deferred Charges and Other Assets:
Regulatory assets	479,138	523,955
Goodwill	278,297	278,297
Commodity derivative instruments	1,084	3,002
Other deferred charges	98,453	94,263
Total deferred charges and other assets	856,972	899,517
	$5,709,209	$5,500,210

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$100,000	$149,200
Current installments of long-term debt	333,066	75,000
Accounts payable	102,656	109,666
Customer deposits	12,483	13,456
Accrued interest and taxes	82,052	49,600
Regulatory liabilities	1,126	1,081
Commodity derivative instruments	1,370	2,699
Dividends declared	14,868	14,864
Other current liabilities	52,671	77,105
Total current liabilities	700,292	492,671
Long-term Debt	1,542,106	1,670,420
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	884,402	801,408
Accumulated deferred investment tax credits	24,232	25,855
Regulatory liabilities	472,054	460,649
Asset retirement obligations	102,115	96,135
Accrued pension liability and postretirement benefit cost	69,363	80,046
Commodity derivative instruments	688	1,094
Other deferred credits	104,270	109,805
Total deferred credits and other liabilities	1,657,124	1,574,992
Total liabilities	3,899,522	3,738,083
Commitments and Contingencies (See Note 11)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders’ equity:
Common stock outstanding (no par value; 120,000,000 shares authorized; issued and outstanding 79,653,624 shares)	1,172,876	1,178,369
Accumulated other comprehensive income (loss), net of income taxes	(56,532)	(58,140)
Retained earnings	606,394	553,340
Total PNMR common stockholders’ equity	1,722,738	1,673,569
Non-controlling interest in Valencia	75,420	77,029
Total equity	1,798,158	1,750,598
	$5,709,209	$5,500,210

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNMR				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total PNMR Common Stockholder’s Equity		Total Equity
	(In thousands)
Balance at December 31, 2013	$1,178,369	$(58,140)	$553,340	$1,673,569	$77,029	$1,750,598
Proceeds from stock option exercise	5,495	—	—	5,495	—	5,495
Awards of common stock	(15,573)	—	—	(15,573)	—	(15,573)
Excess tax (shortfall) from stock-based payment arrangements	(95)	—	—	(95)	—	(95)
Stock based compensation expense	4,680	—	—	4,680	—	4,680
Valencia’s transactions with its owner	—	—	—	—	(12,749)	(12,749)
Net earnings before subsidiary preferred stock dividends	—	—	97,658	97,658	11,140	108,798
Subsidiary preferred stock dividends	—	—	(396)	(396)	—	(396)
Total other comprehensive income	—	1,608	—	1,608	—	1,608
Dividends declared on common stock	—	—	(44,208)	(44,208)	—	(44,208)
Balance at September 30, 2014	$1,172,876	$(56,532)	$606,394	$1,722,738	$75,420	$1,798,158

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Electric Operating Revenues	$334,993	$326,026	$873,434	$863,609
Operating Expenses:
Cost of energy	115,097	100,200	304,365	283,715
Administrative and general	37,519	40,679	116,731	116,058
Energy production costs	43,287	41,142	136,422	131,546
Regulatory disallowances	—	1,735	—	1,735
Depreciation and amortization	27,524	25,879	81,629	77,763
Transmission and distribution costs	10,693	11,686	32,202	33,420
Taxes other than income taxes	10,258	9,488	30,359	28,613
Total operating expenses	244,378	230,809	701,708	672,850
Operating income	90,615	95,217	171,726	190,759
Other Income and Deductions:
Interest income	2,102	2,298	6,295	7,839
Gains on available-for-sale securities	962	2,188	8,234	6,935
Other income	1,804	2,398	5,359	5,329
Other (deductions)	(1,197)	(2,375)	(4,844)	(5,287)
Net other income and deductions	3,671	4,509	15,044	14,816
Interest Charges	20,092	20,124	59,927	59,971
Earnings before Income Taxes	74,194	79,602	126,843	145,604
Income Taxes	25,142	27,652	42,331	49,184
Net Earnings	49,052	51,950	84,512	96,420
(Earnings) Attributable to Valencia Non-controlling Interest	(3,701)	(4,127)	(11,140)	(10,904)
Net Earnings Attributable to PNM	45,351	47,823	73,372	85,516
Preferred Stock Dividends Requirements	(132)	(132)	(396)	(396)
Net Earnings Available for PNM Common Stock	$45,219	$47,691	$72,976	$85,120

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net Earnings	$49,052	$51,950	$84,512	$96,420
Other Comprehensive Income:
Unrealized Gain on Available-for-Sale Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(137), $(4,143), $(3,946) and $(7,544)	210	6,322	6,256	11,512
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $1,059, $925, $4,547 and $3,639	(1,628)	(1,411)	(6,997)	(5,551)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience (gain) loss recognized as net periodic benefit cost, net of income tax expense (benefit) of $(508), $(631), $(1,524) and $(1,893)	780	960	2,340	2,880
Total Other Comprehensive Income (Loss)	(638)	5,871	1,599	8,841
Comprehensive Income	48,414	57,821	86,111	105,261
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,701)	(4,127)	(11,140)	(10,904)
Comprehensive Income Attributable to PNM	$44,713	$53,694	$74,971	$94,357

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$84,512	$96,420
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	108,069	104,161
Deferred income tax expense	45,313	49,870
Net unrealized (gains) on commodity derivatives	(67)	(5,858)
Realized (gains) on available-for-sale securities	(8,234)	(6,935)
Regulatory disallowances	—	1,735
Other, net	(355)	(1,342)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(16,782)	(14,123)
Materials, supplies, and fuel stock	5,697	(744)
Other current assets	(20,806)	(5,187)
Other assets	29,796	21,977
Accounts payable	10,100	(4,953)
Accrued interest and taxes	19,984	66,090
Other current liabilities	(21,586)	(43,935)
Other liabilities	2,841	(67,062)
Net cash flows from operating activities	238,482	190,114

Cash Flows From Investing Activities:
Utility plant additions	(199,771)	(164,669)
Proceeds from sales of available-for-sale securities	82,222	179,336
Purchases of available-for-sale securities	(81,644)	(181,423)
Return of principal on PVNGS lessor notes	20,758	23,357
Purchase of Rio Bravo	(36,235)	—
Other, net	(3,404)	1,234
Net cash flows from investing activities	(218,074)	(142,165)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(49,200)	(21,100)
Short-term borrowings (repayments), affiliate, net	(26,000)	—
Long-term borrowings	175,000	75,000
Repayment of long-term debt	(75,000)	—
Valencia’s transactions with its owner	(12,749)	(13,477)
Dividends paid	(30,659)	(68,424)
Other, net	(1,196)	(1,727)
Net cash flows from financing activities	(19,804)	(29,728)

Change in Cash and Cash Equivalents	604	18,221
Cash and Cash Equivalents at Beginning of Period	21	3,958
Cash and Cash Equivalents at End of Period	$625	$22,179

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$41,606	$42,145
Income taxes paid (refunded), net	$(215)	$(44,999)

Supplemental schedule of noncash investing activities:
Changes in accrued plant additions	$(10,586)	$8,912

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$625	$21
Accounts receivable, net of allowance for uncollectible accounts of $1,535 and $1,423	78,811	70,126
Unbilled revenues	54,643	48,992
Other receivables	38,799	52,964
Affiliate receivables	9,572	10,054
Materials, supplies, and fuel stock	60,731	64,520
Regulatory assets	38,328	19,394
Commodity derivative instruments	4,148	4,064
Income taxes receivable	6,797	4,030
Current portion of accumulated deferred income taxes	43,826	43,827
Other current assets	49,533	30,510
Total current assets	385,813	348,502
Other Property and Investments:
Investment in PVNGS lessor notes	9,775	32,200
Available-for-sale securities	235,894	226,855
Other investments	300	445
Non-utility property	752	976
Total other property and investments	246,721	260,476
Utility Plant:
Plant in service and plant held for future use	4,460,035	4,314,016
Less accumulated depreciation and amortization	1,469,375	1,402,531
	2,990,660	2,911,485
Construction work in progress	167,180	107,344
Nuclear fuel, net of accumulated amortization of $52,119 and $47,347	81,840	77,602
Net utility plant	3,239,680	3,096,431
Deferred Charges and Other Assets:
Regulatory assets	347,642	384,217
Goodwill	51,632	51,632
Commodity derivative instruments	1,084	3,002
Other deferred charges	85,902	83,356
Total deferred charges and other assets	486,260	522,207
	$4,358,474	$4,227,616

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$—	$49,200
Short-term debt - affiliate	6,500	32,500
Current installments of long-term debt	214,300	75,000
Accounts payable	83,741	84,643
Affiliate payables	14,692	20,498
Customer deposits	12,483	13,456
Accrued interest and taxes	51,188	27,665
Regulatory liabilities	1,126	1,081
Commodity derivative instruments	1,370	2,699
Dividends declared	132	132
Other current liabilities	35,576	50,392
Total current liabilities	421,108	357,266
Long-term Debt	1,176,347	1,215,618
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	714,983	651,239
Accumulated deferred investment tax credits	24,232	25,855
Regulatory liabilities	425,062	414,611
Asset retirement obligations	101,147	95,225
Accrued pension liability and postretirement benefit cost	66,183	76,611
Commodity derivative instruments	688	1,094
Other deferred credits	87,264	91,340
Total deferred credits and liabilities	1,419,559	1,355,975
Total liabilities	3,017,014	2,928,859
Commitments and Contingencies (See Note 11)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock outstanding (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,061,776	1,061,776
Accumulated other comprehensive income (loss), net of income taxes	(56,278)	(57,877)
Retained earnings	249,013	206,300
Total PNM common stockholder’s equity	1,254,511	1,210,199
Non-controlling interest in Valencia	75,420	77,029
Total equity	1,329,931	1,287,228
	$4,358,474	$4,227,616

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at December 31, 2013	$1,061,776	$(57,877)	$206,300	$1,210,199	$77,029	$1,287,228
Valencia’s transactions with its owner	—	—	—	—	(12,749)	(12,749)
Net earnings	—	—	73,372	73,372	11,140	84,512
Total other comprehensive income	—	1,599	—	1,599	—	1,599
Dividends declared on preferred stock	—	—	(396)	(396)	—	(396)
Dividends declared on common stock	—	—	(30,263)	(30,263)	—	(30,263)
Balance at September 30, 2014	$1,061,776	$(56,278)	$249,013	$1,254,511	$75,420	$1,329,931

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Electric Operating Revenues	$78,958	$73,704	$215,574	$201,384
Operating Expenses:
Cost of energy	17,402	14,474	50,167	41,324
Administrative and general	9,230	10,641	27,839	32,446
Depreciation and amortization	13,432	13,850	37,276	37,810
Transmission and distribution costs	6,191	5,562	17,655	17,270
Taxes other than income taxes	6,830	6,923	18,238	17,558
Total operating expenses	53,085	51,450	151,175	146,408
Operating income	25,873	22,254	64,399	54,976
Other Income and Deductions:
Other income	1,072	820	2,078	1,765
Other (deductions)	(279)	(104)	(583)	(356)
Net other income and deductions	793	716	1,495	1,409
Interest Charges	6,870	6,655	20,122	20,661
Earnings before Income Taxes	19,796	16,315	45,772	35,724
Income Taxes	7,441	6,209	17,081	13,554
Net Earnings	$12,355	$10,106	$28,691	$22,170

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net Earnings	$12,355	$10,106	$28,691	$22,170
Other Comprehensive Income (Loss):
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $0 $128, $53 and $127	—	(238)	(100)	(236)
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $3, $(19), $(58) and $(54)	(6)	35	109	99
Total Other Comprehensive Income (Loss)	(6)	(203)	9	(137)
Comprehensive Income	$12,349	$9,903	$28,700	$22,033

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$28,691	$22,170
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	39,577	40,946
Deferred income tax expense	4,256	3,901
Other, net	(169)	(13)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(5,376)	(9,608)
Materials and supplies	(203)	20
Other current assets	1,761	(2,420)
Other assets	(58)	36
Accounts payable	(1,302)	(291)
Accrued interest and taxes	19,054	14,669
Other current liabilities	(1,217)	(1,946)
Other liabilities	1,397	2,182
Net cash flows from operating activities	86,411	69,646
Cash Flows From Investing Activities:
Utility plant additions	(88,940)	(67,400)
Net cash flows from investing activities	(88,940)	(67,400)
Cash Flow From Financing Activities:
Short-term borrowings (repayments), net	—	12,000
Short-term borrowings (repayments) – affiliate, net	(10,300)	4,800
Long-term borrowings	80,000	—
Repayment of long-term debt	(50,000)	—
Cash paid in debt exchange	—	(13,048)
Dividends paid	(16,336)	(3,726)
Other, net	(835)	(2,117)
Net cash flows from financing activities	2,529	(2,091)

Change in Cash and Cash Equivalents	—	155
Cash and Cash Equivalents at Beginning of Period	1	1
Cash and Cash Equivalents at End of Period	$1	$156

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$11,778	$13,626
Income taxes paid (refunded), net	$(299)	$696

Supplemental schedule of noncash investing and financing activities:
Changes in accrued plant additions	$1,658	$(1,443)
Premium on long-term debt incurred in connection with debt exchange	$—	$36,297

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1	$1
Accounts receivable	26,705	20,125
Unbilled revenues	8,610	9,814
Other receivables	679	1,246
Materials and supplies	2,906	2,703
Regulatory assets	3,278	5,022
Current portion of accumulated deferred income taxes	6,501	6,501
Other current assets	1,672	980
Total current assets	50,352	46,392
Other Property and Investments:
Other investments	245	245
Non-utility property	2,240	2,240
Total other property and investments	2,485	2,485
Utility Plant:
Plant in service and plant held for future use	1,127,872	1,074,193
Less accumulated depreciation and amortization	369,426	352,105
	758,446	722,088
Construction work in progress	36,841	16,790
Net utility plant	795,287	738,878
Deferred Charges and Other Assets:
Regulatory assets	131,496	139,738
Goodwill	226,665	226,665
Other deferred charges	10,260	8,273
Total deferred charges and other assets	368,421	374,676
	$1,216,545	$1,162,431

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt – affiliate	$19,100	$29,400
Accounts payable	9,584	12,543
Affiliate payables	1,758	3,181
Accrued interest and taxes	42,831	23,778
Other current liabilities	2,491	8,999
Total current liabilities	75,764	77,901
Long-term Debt	365,759	336,036
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	201,441	190,197
Regulatory liabilities	46,992	46,038
Asset retirement obligations	831	782
Accrued pension liability and postretirement benefit cost	3,180	3,435
Other deferred credits	7,283	5,111
Total deferred credits and other liabilities	259,727	245,563
Total liabilities	701,250	659,500
Commitments and Contingencies (See Note 11)
Common Stockholder’s Equity:
Common stock outstanding ($10 par value; 12,000,000 shares authorized;
issued and outstanding 6,358 shares)	64	64
Paid-in-capital	404,166	404,166
Accumulated other comprehensive income (loss), net of income taxes	(254)	(263)
Retained earnings	111,319	98,964
Total common stockholder’s equity	515,295	502,931
	$1,216,545	$1,162,431

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	AOCI	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at December 31, 2013	$64	$404,166	$(263)	$98,964	$502,931
Net earnings	—	—	—	28,691	28,691
Total other comprehensive income	—	—	9	—	9
Dividends declared on common stock	—	—	—	(16,336)	(16,336)
Balance at September 30, 2014	$64	$404,166	$(254)	$111,319	$515,295

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at September 30, 2014 and December 31, 2013, the consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013, and the consolidated cash flows for the nine months ended September 30, 2014 and 2013. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

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

Principles of Consolidation
The Condensed Consolidated Financial Statements of each of PNMR, PNM, and TNMP include their accounts and those of subsidiaries in which that entity owns a majority voting interest. PNM began consolidating Rio Bravo, formerly known as Delta, upon its acquisition on July 17, 2014. PNM also consolidates the PVNGS Capital Trust and Valencia. PNM owns undivided interests in several jointly-owned power plants and records its pro-rata share of the assets, liabilities, and expenses for those plants. The agreements for the jointly-owned plants provide that if an owner were to default on its payment obligations, the non-defaulting owners would be responsible for their proportionate share of the obligations of the defaulting owner. In exchange, the non-defaulting owners would be entitled to their proportionate share of the generating capacity of the defaulting owner. There have been no such payment defaults under any of the agreements for the jointly-owned plants.

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

Dividends on Common Stock

Dividends on PNMR’s common stock are declared by its Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. This has historically resulted in dividends considered to be attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year. The Board declared dividends on common stock considered to be for the second quarter of $0.185 per share in July 2014 and $0.165 in July

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2013, which are reflected as being in the second quarter within “Dividends Declared per Common Share” on the PNMR Condensed Consolidated Statements of Earnings. The Board declared dividends on common stock considered to be for the third quarter of $0.185 per share in September 2014 and $0.165 in September 2013, which are reflected as being in the third quarter within “Dividends Declared per Common Share” on the PNMR Condensed Consolidated Statements of Earnings.

PNM declared and paid cash dividends on its common stock to PNMR of $30.3 million and $68.0 million in the nine months ended September 30, 2014 and 2013. TNMP declared and paid cash dividends of $16.3 million and $3.7 million in the nine months ended September 30, 2014 and 2013.

New Accounting Pronouncements

Information concerning recently issued accounting pronouncements that have not been adopted by the Company is presented below.

Accounting Standards Update 2014-09 – Revenue from Contracts with Customers (Topic 606)

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

Accounting Standards Update 2014-15 – Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

On August 27, 2014, the FASB issued ASU No. 2014-15, which requires management to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern in connection with the preparation of financial statements for each annual and interim reporting period. Disclosure requirements associated with management’s evaluation are also outlined in the new guidance. The new standard is effective for the Company for reporting periods ending after December 15, 2016, with early adoption permitted. The Company is in the process of analyzing the impacts of this new standard .

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

In accordance with GAAP, dual presentation of basic and diluted earnings per share is presented in the Condensed Consolidated Statements of Earnings of PNMR. Information regarding the computation of earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Net Earnings Attributable to PNMR	$55,653	$54,555	$97,262	$92,859
Average Number of Common Shares:
Outstanding during period	79,654	79,654	79,654	79,654
Vested awards of restricted stock	112	177	134	194
Average Shares – Basic	79,766	79,831	79,788	79,848
Dilutive Effect of Common Stock Equivalents (1):
Stock options and restricted stock	457	503	491	608
Average Shares – Diluted	80,223	80,334	80,279	80,456
Net Earnings Per Share of Common Stock:
Basic	$0.70	$0.68	$1.22	$1.16
Diluted	$0.69	$0.68	$1.21	$1.15

(1)	Excludes the effect of out-of-the-money options for 435,472 shares of common stock at September 30, 2014.

(3)	Segment Information

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR SEGMENT INFORMATION

	PNM	TNMP	Corporate and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2014
Electric operating revenues	$334,993	$78,958	$—	$413,951
Cost of energy	115,097	17,402	—	132,499
Margin	219,896	61,556	—	281,452
Other operating expenses	101,757	22,251	(3,650)	120,358
Depreciation and amortization	27,524	13,432	3,339	44,295
Operating income	90,615	25,873	311	116,799
Interest income	2,102	—	(18)	2,084
Other income (deductions)	1,569	793	(589)	1,773
Net interest charges	(20,092)	(6,870)	(3,153)	(30,115)
Segment earnings (loss) before income taxes	74,194	19,796	(3,449)	90,541
Income taxes (benefit)	25,142	7,441	(1,528)	31,055
Segment earnings (loss)	49,052	12,355	(1,921)	59,486
Valencia non-controlling interest	(3,701)	—	—	(3,701)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$45,219	$12,355	$(1,921)	$55,653

Nine Months Ended September 30, 2014
Electric operating revenues	$873,434	$215,574	$—	$1,089,008
Cost of energy	304,365	50,167	—	354,532
Margin	569,069	165,407	—	734,476
Other operating expenses	315,714	63,732	(10,243)	369,203
Depreciation and amortization	81,629	37,276	9,519	128,424
Operating income	171,726	64,399	724	236,849
Interest income	6,295	—	(54)	6,241
Other income (deductions)	8,749	1,495	(1,547)	8,697
Net interest charges	(59,927)	(20,122)	(9,572)	(89,621)
Segment earnings (loss) before income taxes	126,843	45,772	(10,449)	162,166
Income taxes (benefit)	42,331	17,081	(6,044)	53,368
Segment earnings (loss)	84,512	28,691	(4,405)	108,798
Valencia non-controlling interest	(11,140)	—	—	(11,140)
Subsidiary preferred stock dividends	(396)	—	—	(396)
Segment earnings (loss) attributable to PNMR	$72,976	$28,691	$(4,405)	$97,262

At September 30, 2014:
Total Assets	$4,358,474	$1,216,545	$134,190	$5,709,209
Goodwill	$51,632	$226,665	$—	$278,297

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	Corporate and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2013
Electric operating revenues	$326,026	$73,704	$—	$399,730
Cost of energy	100,200	14,474	—	114,674
Margin	225,826	59,230	—	285,056
Other operating expenses	104,730	23,126	(3,282)	124,574
Depreciation and amortization	25,879	13,850	3,014	42,743
Operating income (loss)	95,217	22,254	268	117,739
Interest income	2,298	—	(34)	2,264
Other income (deductions)	2,211	716	(3,455)	(528)
Net interest charges	(20,124)	(6,655)	(3,586)	(30,365)
Segment earnings (loss) before income taxes	79,602	16,315	(6,807)	89,110
Income taxes (benefit)	27,652	6,209	(3,565)	30,296
Segment earnings (loss)	51,950	10,106	(3,242)	58,814
Valencia non-controlling interest	(4,127)	—	—	(4,127)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$47,691	$10,106	$(3,242)	$54,555

Nine Months Ended September 30, 2013
Electric operating revenues	$863,609	$201,384	$—	$1,064,993
Cost of energy	283,715	41,324	—	325,039
Margin	579,894	160,060	—	739,954
Other operating expenses	311,372	67,274	(10,192)	368,454
Depreciation and amortization	77,763	37,810	9,616	125,189
Operating income	190,759	54,976	576	246,311
Interest income	7,839	—	(108)	7,731
Other income (deductions)	6,977	1,409	(7,390)	996
Net interest charges	(59,971)	(20,661)	(11,647)	(92,279)
Segment earnings (loss) before income taxes	145,604	35,724	(18,569)	162,759
Income taxes (benefit)	49,184	13,554	(4,138)	58,600
Segment earnings (loss)	96,420	22,170	(14,431)	104,159
Valencia non-controlling interest	(10,904)	—	—	(10,904)
Subsidiary preferred stock dividends	(396)	—	—	(396)
Segment earnings (loss) attributable to PNMR	$85,120	$22,170	$(14,431)	$92,859

At September 30, 2013:
Total Assets	$4,192,470	$1,162,587	$73,757	$5,428,814
Goodwill	$51,632	$226,665	$—	$278,297

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)	Accumulated Other Comprehensive Income (Loss)

Information regarding accumulated other comprehensive income (loss) for the nine months ended September 30, 2014 and 2013 is as follows:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized		Fair Value
	Gain on	Pension	Adjustment
	Available-for-	Liability	for Cash Flow
	Sale Securities	Adjustment	Hedges	Total
	(In thousands)
PNMR
Balance at December 31, 2013	$25,748	$(83,625)	$(263)	$(58,140)
Amounts reclassified from AOCI (pre-tax)	(11,544)	3,864	167	(7,513)
Income tax impact of amounts reclassified	4,547	(1,524)	(58)	2,965
Other OCI changes (pre-tax)	10,202	—	(153)	10,049
Income tax impact of other OCI changes	(3,946)	—	53	(3,893)
Net change after income taxes	(741)	2,340	9	1,608
Balance at September 30, 2014	$25,007	$(81,285)	$(254)	$(56,532)

PNM
Balance at December 31, 2013	$25,748	$(83,625)	$—	$(57,877)
Amounts reclassified from AOCI (pre-tax)	(11,544)	3,864	—	(7,680)
Income tax impact of amounts reclassified	4,547	(1,524)	—	3,023
Other OCI changes (pre-tax)	10,202	—	—	10,202
Income tax impact of other OCI changes	(3,946)	—	—	(3,946)
Net change after income taxes	(741)	2,340	—	1,599
Balance at September 30, 2014	$25,007	$(81,285)	$—	$(56,278)

TNMP
Balance at December 31, 2013	$—	$—	$(263)	$(263)
Amounts reclassified from AOCI (pre-tax)	—	—	167	167
Income tax impact of amounts reclassified	—	—	(58)	(58)
Other OCI changes (pre-tax)	—	—	(153)	(153)
Income tax impact of other OCI changes	—	—	53	53
Net change after income taxes	—	—	9	9
Balance at September 30, 2014	$—	$—	$(254)	$(254)

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

Pre-tax amounts reclassified from AOCI related to “Unrealized Gain on Available-for-Sale Securities” are included in “Gains on available-for-sale securities” in the Condensed Consolidated Statements of Earnings. Pre-tax amounts reclassified from AOCI related to “Pension Liability Adjustment” are reclassified to “Operating Expenses – Administrative and general” in the Condensed Consolidated Statements of Earnings. For the nine months ended September 30, 2014 and 2013, approximately 23.6% and 19.6% of the amount reclassified was capitalized into construction work in process and approximately 1.7% and 1.1% was capitalized into other accounts. Pre-tax amounts reclassified from AOCI related to “Fair Value Adjustment for Cash Flow Hedges” are reclassified to “Interest Charges” in the Condensed Consolidated Statements of Earnings. An insignificant amount was capitalized as AFUDC. The income tax impacts of all amounts reclassified from AOCI are included in “Income Taxes” in the Condensed Consolidated Statements of Earnings.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)	Variable Interest Entities; Acquisition

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

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 158 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third-party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operations and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the three and nine months ended September 30, 2014, PNM paid $4.8 million and $14.4 million for fixed charges and $0.3 million and $1.0 million for variable charges. For the three and nine months ended September 30, 2013, PNM paid $4.8 million and $14.1 million for fixed charges and $0.7 million and $1.0 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy obligations of Valencia and creditors of Valencia do not have any recourse against PNM’s assets. PNM has concluded that the third party entity that owns Valencia is a variable interest entity and that PNM is the primary beneficiary of the entity under GAAP since PNM has the power to direct the activities that most significantly impact the economic performance of Valencia and will absorb the majority of the variability in the cash flows of the plant. As the primary beneficiary, PNM consolidates the entity in its financial statements. The assets and liabilities of Valencia set forth below are immaterial to PNM and, therefore, not shown separately on the Condensed Consolidated Balance Sheets. The owner’s equity and net income of Valencia are considered attributable to non-controlling interest.

Summarized financial information for Valencia is as follows:

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Operating revenues	$5,061	$5,453	$15,300	$15,150
Operating expenses	(1,360)	(1,326)	(4,160)	(4,246)
Earnings attributable to non-controlling interest	$3,701	$4,127	$11,140	$10,904

Financial Position

	September 30,	December 31,
	2014	2013
	(In thousands)
Current assets	$3,435	$2,658
Net property, plant, and equipment	73,024	75,137
Total assets	76,459	77,795
Current liabilities	1,039	766
Owners’ equity – non-controlling interest	$75,420	$77,029

During the term of the PPA, PNM has the option to purchase and own up to 50% of the plant or the variable interest entity. The PPA specifies that the purchase price would be the greater of (i) 50% of book value reduced by related indebtedness or (ii)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

50% of fair market value. On October 8, 2013, PNM notified the owner of Valencia that PNM may exercise the option to purchase 50% of the plant. As provided in the PPA, an appraisal process was initiated since the parties failed to reach agreement on fair market value within 60 days. Under the PPA, results of the appraisal process established the purchase price, after which PNM was to determine, in its sole discretion, whether or not to exercise its option to purchase the 50% interest. The PPA also provides that the purchase price may be adjusted to reflect the period between the determination of the purchase price and the closing. The appraisal process determined the purchase price as of October 8, 2013 to be $85.0 million, prior to any adjustment to reflect the period through the closing date. Approval of the purchase by the NMPRC and FERC would be required, which process could take in excess of 15 months. On May 30, 2014, after evaluating its alternatives with respect to Valencia, PNM notified the owner of Valencia that PNM intended to purchase 50% of the plant, subject to certain conditions. PNM’s conditions include: agreeing on the purchase price, adjusted to reflect the period between October 8, 2013 and the closing; approval of the NMPRC, including specified ratemaking treatment, and FERC; approval of the Board and PNM’s board of directors; receipt of other necessary approvals and consents; and other customary closing conditions. PNM received a letter dated June 30, 2014 from the owner of Valencia suggesting that the conditions set forth in PNM’s notification raise issues under the PPA. PNM is discussing these issues with the owner of Valencia. PNM cannot predict whether or not it will reach agreement with the owner of Valencia, if required regulatory and other approvals will be received, or if the purchase will be completed.

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

PNM is only obligated to make payments to the trusts for the scheduled semi-annual lease payments. As of September 30, 2014, these payments aggregate $20.3 million, net of amounts that will be returned to PNM through its ownership in related lessor notes and the Unit 2 beneficial trust, over the remaining original terms of the leases and $145.2 million during the renewal terms of the leases that PNM elected to renew. Under certain circumstances (for example, final shutdown of the plant, the NRC issuing specified violation orders with respect to PVNGS, or the occurrence of specified nuclear events), PNM would be required to make specified payments to the beneficial owners and take title to the leased interests. If such an event had occurred as of September 30, 2014, PNM could have been required to pay the beneficial owners up to $123.8 million, which would result in PNM taking ownership of the leased assets and termination of the leases. Other than as discussed in Note 6, PNM has no other financial obligations or commitments to the trusts or the beneficial owners. Creditors of the trusts have no recourse to PNM’s assets other than with respect to the contractual lease payments. PNM has no additional rights to the assets of the trusts other than the use of the leased assets.

PNM has evaluated the PVNGS lease arrangements, including the notices, amendments, and agreements referred to above, and concluded that it does not have the power to direct the activities that most significantly impact the economic performance of the trusts and, therefore, is not the primary beneficiary of the trusts under GAAP. PNM has recorded no assets or liabilities related to the trusts other than the accrual of lease payments between the scheduled payment dates, which were $11.8 million at September 30, 2014 and $26.0 million at December 31, 2013, that are included in other current liabilities on the Condensed Consolidated Balance Sheets.

Rio Bravo, formerly known as Delta

PNM had a 20-year PPA expiring in 2020 covering the entire output of Delta, which was a variable interest under GAAP. PNM also controlled the dispatch of the generating plant, which impacted the variable payments made under the PPA and impacted the economic performance of the entity that owned Delta. This arrangement was entered into prior to December 31, 2003 and

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM was unsuccessful in obtaining the information necessary to determine if it was the primary beneficiary of the entity that owned Delta, or to consolidate that entity if it were determined that PNM was the primary beneficiary. Accordingly, PNM was unable to make those determinations and, as provided in GAAP, accounted for this PPA as an operating lease.
In December 2012, PNM entered into an agreement with the owners of Delta under which PNM would purchase the entity that owned Delta. FERC approved the purchase on February 26, 2013 and the NMPRC approved the purchase on June 26, 2013. Closing was subject to the seller remedying specified operational, NERC compliance, and environmental issues, as well as other customary closing conditions. PNM closed on the purchase on July 17, 2014 and recorded the purchase as of that date. At closing, PNM made a cash payment of $22.8 million, which reflected an adjustment for working capital compared to a targeted working capital and included amounts placed in escrow. Delta had project financing debt, which PNM retired at closing of the purchase, amounting to $14.6 million at closing. Subsequent to closing, PNM changed the name of the facility to Rio Bravo.
PNM recorded the acquisition as a business combination and reflected the requirements of the FERC Uniform System of Accounts since the purchased assets are subject to traditional rate regulation by the NMPRC and FERC. Accordingly, as of the acquisition date, PNM recorded plant in service of $58.1 million and accumulated depreciation of $23.5 million, reflecting the original cost of the facilities and the estimated economic life to PNM. PNM also recorded current assets of $3.6 million, deferred charges of $3.4 million, current liabilities of $0.3 million, and non-current regulatory liabilities of $3.4 million.

PNM made fixed and variable payments to Delta under the PPA. For the periods from July 1, 2014 through July 17, 2014 and January 1, 2014 through July 17, 2014, PNM incurred fixed capacity charges of $0.3 million and $3.5 million and variable energy charges of $0.1 million and $0.6 million under the PPA. For the three and nine months ended September 30, 2013, PNM incurred fixed capacity charges of $1.6 million and $4.8 million and variable energy charges of $0.7 million and $1.3 million. PNM recovered the variable energy charges through its FPPAC.
PNM began consolidating Rio Bravo at the date of the acquisition. Prior to the acquisition, consolidation of Delta would have been immaterial to the Condensed Consolidated Balance Sheets of PNMR and PNM. Since all of Delta’s revenues and expenses were attributable to its PPA arrangement with PNM, the primary impact of consolidating Delta to the Condensed Consolidated Statements of Earnings of PNMR and PNM would have been to reclassify Delta’s net earnings from operating expenses and reflect such amount as earnings attributable to a non-controlling interest, without any impact to net earnings attributable to PNMR and PNM.

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

For the three PVNGS Unit 2 leases which do not contain the Maximum Option Period provisions, PNM, following procedures set forth in the leases, notified each of the lessors that PNM would elect to purchase the assets underlying those leases on the expiration date of the original leases. On February 25, 2014, PNM and the lessor under one of the Unit 2 leases entered into a letter agreement that establishes that the purchase price, representing the fair market value, to be paid by PNM for the assets underlying that lease will be $78.1 million on January 15, 2016. This lease is for 31.25 MW of the entitlement from PVNGS Unit 2. The lease remains in existence and PNM will record the purchase at the termination of the lease on January 15, 2016.

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

During the nine months ended September 30, 2014 and the year ended December 31, 2013, the Company was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flows hedges. The contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. The Company has no trading transactions.

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

Commodity Derivatives

Commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges, are summarized as follows:

	Economic Hedges
	September 30, 2014	December 31, 2013
PNMR and PNM	(In thousands)
Current assets	$4,148	$4,064
Deferred charges	1,084	3,002
	5,232	7,066

Current liabilities	(1,370)	(2,699)
Long-term liabilities	(688)	(1,094)
	(2,058)	(3,793)
Net	$3,174	$3,273

Included in the above table are $3.0 million of current assets and $0.8 million of deferred charges at September 30, 2014 and $3.0 million of current assets and $3.0 million of deferred charges at December 31, 2013 related to contracts, which were entered into in July 2013, for the sale of energy from PVNGS Unit 3 for 2014 and 2015 at market price plus a premium. Certain of PNM’s commodity derivative instruments in the above table are subject to master netting agreements whereby assets and liabilities could be offset in the settlement process. The Company does not offset fair value, cash collateral, and accrued payable or receivable amounts recognized for derivative instruments under master netting arrangements and the above table reflects the gross amounts of assets and liabilities. The amounts that could be offset under master netting agreements were immaterial at September 30, 2014 and December 31, 2013.

At September 30, 2014 and December 31, 2013, PNMR and PNM had no amounts recognized for the legal right to reclaim cash collateral. However, at September 30, 2014 and December 31, 2013, amounts posted as cash collateral under margin

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

arrangements were $2.4 million and $2.8 million for both PNMR and PNM. PNMR and PNM had obligations to return cash collateral of $0.2 million at September 30, 2014 and $0.2 million at December 31, 2013. Cash collateral amounts are included in other current assets and other current liabilities on the Condensed Consolidated Balance Sheets.

PNM has a NMPRC approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. The table above includes $0.2 million of current assets and $0.1 million of current liabilities at September 30, 2014 and $0.4 million of current assets and $0.1 million of current liabilities at December 31, 2013 related to this plan. The offsets to these amounts are recorded as regulatory assets and liabilities on the Condensed Consolidated Balance Sheets.

The following table presents the effect of mark-to-market commodity derivative instruments on earnings, excluding income tax effects. Commodity derivatives had no impact on OCI for the periods presented.

	Economic Hedges
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
PNMR and PNM	(In thousands)
Electric operating revenues	$2,352	$7,077	$(2,124)	$5,743
Cost of energy	(60)	(72)	186	421
Total gain (loss)	$2,292	$7,005	$(1,938)	$6,164
Commodity contract volume positions are presented in MMBTU for gas related contracts and in MWh for power related contracts. The table below presents PNMR’s and PNM’s net buy (sell) volume positions:

	Economic Hedges
	MMBTU	MWh
September 30, 2014
PNMR and PNM	656,000	(2,511,371)
December 31, 2013
PNMR and PNM	905,000	(3,343,783)
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contingent Feature – Credit Rating Downgrade	Contractual Liability	Existing Cash Collateral	Net Exposure
	(In thousands)
September 30, 2014
PNMR and PNM	$1,532	$—	$1,403
December 31, 2013
PNMR and PNM	$2,398	$—	$2,152

Sale of Power from PVNGS Unit 3

Because PNM’s 134 MW share of Unit 3 at PVNGS is not included in retail rates, that unit’s power is being sold in the wholesale market. Since January 1, 2011, PNM has been selling power from its interest in PVNGS Unit 3 at market prices. As of September 30, 2014, PNM had contracted to sell 100% of PVNGS Unit 3 output through 2015, at market price plus a premium.  PNM has established fixed rates, which average approximately $37 per MWh, for substantially all of these sales through the end of 2014 through hedging arrangements that are accounted for as economic hedges. PNM is also partially hedged for 2015.

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Available-for-sale securities are carried at fair value. Available-for-sale securities for PNMR and PNM consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS and a trust for PNM’s share of post-term reclamation costs related to the coal mines that serve SJGS (Note 11). The fair value of and gross unrealized gains on investments in available-for-sale securities are presented in the following table. At September 30, 2014 and December 31, 2013, the fair value of available-for-sale securities included $231.4 million and $222.5 million for the NDT and $4.5 million and $4.4 million for the mine reclamation trust.

	September 30, 2014		December 31, 2013
	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value
PNMR and PNM		(In thousands)
Cash and cash equivalents	$—	$3,338	$—	$3,356
Equity securities:
Domestic value	15,360	41,917	14,523	39,460
Domestic growth	18,452	74,647	25,656	76,292
International and other	1,339	16,957	1,040	16,633
Fixed income securities:
U.S. Government	520	19,616	158	21,941
Municipals	4,970	67,595	1,018	58,568
Corporate and other	631	11,824	207	10,605
	$41,272	$235,894	$42,602	$226,855

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Proceeds from sales	$29,103	$103,230	$82,222	$179,336
Gross realized gains	$3,134	$2,719	$11,616	$8,962
Gross realized (losses)	$(2,172)	$(531)	$(3,382)	$(2,027)
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
At September 30, 2014, the available-for-sale and held-to-maturity debt securities had the following final maturities:

	Fair Value
	Available-for-Sale	Held-to-Maturity
	PNMR and PNM	PNMR	PNM
	(In thousands)
Within 1 year	$3,601	$7,994	$7,994
After 1 year through 5 years	20,886	25,456	24,718
After 5 years through 10 years	11,561	—	—
After 10 years through 15 years	9,549	—	—
After 15 years through 20 years	11,313	—	—
After 20 years	42,125	—	—
	$99,035	$33,450	$32,712

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
Items recorded at fair value on the Condensed Consolidated Balance Sheets are presented below by level of the fair value hierarchy. There were no Level 3 fair value measurements at September 30, 2014 and December 31, 2013 for items recorded at fair value.

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
September 30, 2014	(In thousands)
PNMR and PNM
Available-for-sale securities
Cash and cash equivalents	$3,338	$3,338	$—
Equity securities:
Domestic value	41,917	41,917	—
Domestic growth	74,647	74,647	—
International and other	16,957	16,957	—
Fixed income securities:
U.S. Government	19,616	17,865	1,751
Municipals	67,595	—	67,595
Corporate and other	11,824	2,544	9,280
	$235,894	$157,268	$78,626

Commodity derivative assets	$5,232	$—	$5,232
Commodity derivative liabilities	(2,058)	—	(2,058)
Net	$3,174	$—	$3,174

December 31, 2013
PNMR and PNM
Available-for-sale securities
Cash and cash equivalents	$3,356	$3,356	$—
Equity securities:
Domestic value	39,460	39,460	—
Domestic growth	76,292	76,292	—
International and other	16,633	16,633	—
Fixed income securities:
U.S. Government	21,941	20,194	1,747
Municipals	58,568	—	58,568
Corporate and other	10,605	2,245	8,360
	$226,855	$158,180	$68,675

Commodity derivative assets	$7,066	$—	$7,066
Commodity derivative liabilities	(3,793)	—	(3,793)
Net	$3,273	$—	$3,273

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and fair values of investments in PVNGS lessor notes, other investments, and long-term debt, which are not recorded at fair value on the Condensed Consolidated Balance Sheets are presented below:

			GAAP Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2014	(In thousands)
PNMR
Long-term debt	$1,875,172	$2,072,872	$—	$2,072,872	$—
Investment in PVNGS lessor notes	$31,469	$32,712	$—	$—	$32,712
Other investments	$1,667	$2,406	$546	$—	$1,860
PNM
Long-term debt	$1,390,647	$1,525,625	$—	$1,525,625	$—
Investment in PVNGS lessor notes	$31,469	$32,712	$—	$—	$32,712
Other investments	$300	$300	$300	$—	$—
TNMP
Long-term debt	$365,759	$422,583	$—	$422,583	$—
Other investments	$245	$245	$245	$—	$—

December 31, 2013
PNMR
Long-term debt	$1,745,420	$1,905,230	$—	$1,905,230	$—
Investment in PVNGS lessor notes	$52,958	$57,279	$—	$—	$57,279
Other investments	$1,835	$3,196	$690	$—	$2,506
PNM
Long-term debt	$1,290,618	$1,382,938	$—	$1,382,938	$—
Investment in PVNGS lessor notes	$52,958	$57,279	$—	$—	$57,279
Other investments	$445	$445	$445	$—	$—
TNMP
Long-term debt	$336,036	$390,814	$—	$390,814	$—
Other investments	$245	$245	$245	$—	$—

The Company records any transfers between fair value hierarchy levels as of the end of each calendar quarter. There were no transfers between levels during the nine months ended September 30, 2014 and the year ended December 31, 2013.

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

The stock-based compensation expense related to stock options and restricted stock awards without performance or market conditions is amortized to compensation expense over the requisite vesting period, which is generally three years. However,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

compensation expense for awards to participants that are retirement eligible on the grant date is recognized immediately at the grant date and is not amortized. Compensation expense for performance-based shares is recognized ratably over the performance period and is adjusted periodically to reflect the level of achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees meet their service requirements. At September 30, 2014 and December 31, 2013, PNMR had unrecognized expense related to stock awards of $7.9 million and $4.6 million.

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

The following table summarizes activity in stock options and restricted stock awards, including performance-based and market-based shares, for the nine months ended September 30, 2014:

	Stock Option Shares	Weighted- Average Exercise Price	Restricted Stock	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period	1,343,666	$20.63	315,305	$17.87
Granted	—	$—	242,164	$21.27
Exercised	(287,075)	$19.00	(295,423)	$16.68
Forfeited	(38,534)	$27.59	(515)	$24.74
Expired	(17,151)	$26.43	—	$—
Outstanding at end of period	1,000,906	$20.73	261,531	$22.31

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

At September 30, 2014, the aggregate intrinsic value of stock options outstanding, all of which are exercisable, was $6.2 million with a weighted-average remaining contract life of 2.98 years. At September 30, 2014, the exercise price of 435,472 outstanding stock options is greater than the closing price of PNMR common stock on that date; therefore, those options have no intrinsic value.

The following table provides additional information concerning stock options and restricted stock activity, including performance-based and market-based shares:

	Nine Months Ended September 30,
Stock Options	2014	2013
Weighted-average grant date fair value of options granted	$—	$—
Total fair value of options that vested (in thousands)	$—	$625
Total intrinsic value of options exercised (in thousands)	$2,199	$2,466

Restricted Stock
Weighted-average grant date fair value	$21.27	$20.03
Total fair value of restricted shares that vested (in thousands)	$4,929	$4,395

(9)	Financing

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

On March 5, 2014, PNM entered into a new $175.0 million Term Loan Agreement (the “PNM 2014 Term Loan Agreement”) among PNM and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Lender and Administrative Agent. On March 5, 2014, PNM used a portion of the funds borrowed under the PNM 2014 Term Loan Agreement to repay all amounts outstanding under PNM’s existing $75.0 million PNM Term Loan Agreement. PNM also used the funds to repay other short-term amounts outstanding. The PNM Term Loan Agreement would otherwise have terminated on October 21, 2014. There were no prepayment penalties paid in connection with the termination of the PNM Term Loan Agreement. The PNM 2014 Term Loan Agreement bears interest at a variable rate, which was 1.10% at September 30, 2014, must be repaid on or before September 4, 2015, and is reflected in current maturities of long-term debt on the Condensed Consolidated Balance Sheets. The PNM 2014 Term Loan Agreement includes customary covenants, including requirements to not exceed a maximum consolidated debt-to-capital ratio and customary events of default. The PNM 2014 Term Loan Agreement has a cross default provision and a change of control provision.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On December 9, 2013, TNMP entered into an agreement (the “TNMP 2013 Bond Purchase Agreement”), which provided that TNMP would issue $80.0 million aggregate principal amount of 4.03% first mortgage bonds, due 2024 (the “Series 2014A Bonds”) on or about June 27, 2014, subject to satisfaction of certain conditions. TNMP issued the Series 2014A Bonds on June 27, 2014. TNMP used $50.0 million of the proceeds to repay the full outstanding amount of the TNMP 2011 Term Loan Agreement and used the remaining $30.0 million of proceeds to reduce short-term debt. In accordance with GAAP, borrowings under the TNMP 2011 Term Loan Agreement were reflected as being long-term at December 31, 2013 since the TNMP 2013 Bond Purchase Agreement demonstrated TNMP’s ability and intent to re-finance the TNMP 2011 Term Loan Agreement on a long-term basis.

Short-term Debt

PNMR has a revolving credit financing capacity of $300.0 million under the PNMR Revolving Credit Facility. PNM has a revolving credit financing capacity of $400.0 million under the PNM Revolving Credit Facility. Both of these facilities currently expire on October 31, 2018. TNMP has a revolving credit financing capacity of $75.0 million under the TNMP Revolving Credit Facility that is secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds and matures on September 18, 2018. PNM also has the $50.0 million PNM New Mexico Credit Facility that expires on January 8, 2018. At September 30, 2014, there were no borrowings under any of these facilities. At September 30, 2014, PNM had $6.5 million and TNMP had $19.1 million in borrowings from PNMR under their intercompany loan agreements. At September 30, 2014, the weighted average interest rate was 1.01% for borrowings outstanding under the twelve-month PNMR Term Loan Agreement, which matures in December 2014. Short-term debt outstanding consisted of:

	September 30,	December 31,
Short-term Debt	2014	2013
	(In thousands)
PNM:
Revolving credit facility	$—	$49,200
PNM New Mexico Credit Facility	—	—
TNMP – Revolving credit facility	—	—
PNMR:
Revolving credit facility	—	—
PNMR Term Loan Agreement	100,000	100,000
	$100,000	$149,200

At October 24, 2014, PNMR, PNM, and TNMP had $292.3 million, $396.8 million, and $74.9 million of availability under their respective revolving credit facilities, including reductions of availability due to outstanding letters of credit, and PNM had $50.0 million of availability under the PNM New Mexico Credit Facility. Total availability at October 24, 2014, on a consolidated basis, was $814.0 million for PNMR. As of October 24, 2014, PNM had $7.4 million and TNMP had $25.7 million in borrowings from PNMR under their intercompany loan agreements. At October 24, 2014, PNMR, PNM and TNMP had consolidated invested cash of $23.1 million, none, and none.

(10)	Pension and Other Postretirement Benefit Plans

PNMR and its subsidiaries maintain qualified defined benefit pension plans, postretirement benefit plans providing medical and dental benefits, and executive retirement programs (collectively, the “PNM Plans” and “TNMP Plans”). PNMR maintains the legal obligation for the benefits owed to participants under these plans.

Additional information concerning pension and OPEB plans is contained in Note 12 of the Notes to Consolidated Financial Statements in the 2013 Annual Reports on Form 10-K. Annual net periodic benefit cost (income) for the plans is actuarially determined using the methods and assumptions set forth in that note and is recognized ratably throughout the year. The Society of Actuaries recently issued revised mortality tables that include changes in assumptions to reflect increased life expectancy and the corresponding decrease in mortality rates.  This change will have impacts on the Company’s pension plans, as the mortality assumptions are used as the basis for stating the pension obligation in financial statements, determining funding requirements,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and making minimum lump-sum calculations.  The Company, with the assistance of its consulting actuaries, is studying the impact of the mortality table changes.  This study is on-going and subject to change.  Preliminary estimates indicate that the Company’s pension liabilities reflecting the new mortality tables and other current assumptions could increase by approximately 7% over those previously reported.  Although pension expense and funding requirements also will likely increase, these changes are not expected to be material.

PNM Plans

The following tables present the components of the PNM Plans’ net periodic benefit cost:

	Three Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2014	2013	2014	2013	2014	2013
	(In thousands)
Components of Net Periodic
Benefit Cost
Service cost	$—	$—	$45	$65	$—	$—
Interest cost	7,541	7,035	1,159	1,029	205	180
Expected return on plan assets	(9,511)	(10,482)	(1,410)	(1,261)	—	—
Amortization of net (gain) loss	3,255	3,710	556	1,061	52	58
Amortization of prior service cost	(241)	19	(336)	(336)	—	—
Net periodic benefit cost	$1,044	$282	$14	$558	$257	$238

	Nine Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2014	2013	2014	2013	2014	2013
	(In thousands)
Components of Net Periodic
Benefit Cost
Service cost	$—	$—	$136	$195	$—	$—
Interest cost	22,622	21,106	3,473	3,085	616	540
Expected return on plan assets	(28,533)	(31,447)	(4,229)	(3,782)	—	—
Amortization of net (gain) loss	9,765	11,130	1,669	3,182	157	174
Amortization of prior service cost	(724)	57	(1,008)	(1,008)	—	—
Net periodic benefit cost	$3,130	$846	$41	$1,672	$773	$714

PNM does not anticipate making any contributions to its pension trust in 2014 due to the current funded status of the pension plan.  PNM made contributions to its pension plan trust of zero and $60.0 million in the three and nine months ended September 30, 2013. Based on current law, including recent amendments to funding requirements, and estimates of portfolio performance, contributions to the PNM pension plan trust for 2015-2018 are estimated to total $50.0 million. These anticipated contributions were developed using current funding assumptions, with discount rates of 4.5% to 5.3%. Actual amounts required to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional contributions at its discretion. PNM made contributions to the OPEB trust of $0.8 million and $2.4 million in the three and nine months ended September 30, 2014 and $0.8 million and $2.4 million in the three and nine months ended September 30, 2013. PNM expects to make contributions to the OPEB trust totaling $3.3 million in 2014 and $14.0 million for 2015-2018.  Disbursements under the executive retirement program, which are funded by PNM and considered to be contributions to the plan, were $0.4 million and $1.2 million in the three and nine months ended September 30, 2014 and $0.4 million and $1.1 million in the three and nine months ended September 30, 2013 and are expected to total $1.6 million during 2014.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TNMP Plans

The following tables present the components of the TNMP Plans’ net periodic benefit cost (income):

	Three Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2014	2013	2014	2013	2014	2013
	(In thousands)
Components of Net Periodic
Benefit Cost (Income)
Service cost	$—	$—	$59	$75	$—	$—
Interest cost	798	772	155	141	10	9
Expected return on plan assets	(1,132)	(1,212)	(133)	(126)	—	—
Amortization of net (gain) loss	166	262	(31)	—	—	—
Amortization of prior service cost	—	—	8	14	—	—
Net Periodic Benefit Cost (Income)	$(168)	$(178)	$58	$104	$10	$9

	Nine Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2014	2013	2014	2013	2014	2013
	(In thousands)
Components of Net Periodic
Benefit Cost (Income)
Service cost	$—	$—	$178	$225	$—	$—
Interest cost	2,395	2,315	464	424	29	27
Expected return on plan assets	(3,395)	(3,637)	(400)	(377)	—	—
Amortization of net (gain) loss	499	787	(92)	—	—	—
Amortization of prior service cost	—	—	24	43	—	—
Net Periodic Benefit Cost (Income)	$(501)	$(535)	$174	$315	$29	$27

TNMP does not anticipate making additional contributions to its pension trust in 2014 due to the current funded status of the pension plan. TNMP made contributions to its pension plan trust of zero and $1.0 million in the three and nine months ended September 30, 2013. Based on current law, including recent amendments to funding requirements, and estimates of portfolio performance, TNMP estimates there would be no contributions to its pension plan trust for 2015-2018. The anticipated contributions were developed using current funding assumptions, including discount rates of 4.5% and 5.3%. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP made contributions to the OPEB trust of zero and $0.3 million in the three and nine months ended September 30, 2014 and zero and $0.3 million in the three and nine months ended September 30, 2013. TNMP expects to make contributions to the OPEB trust totaling $0.3 million in 2014 and $1.4 million for 2015-2018. Disbursements under the executive retirement program, which are funded by TNMP and considered to be contributions to the plan, were less than $0.1 million in the three and nine months ended September 30, 2014 and 2013 and are expected to total $0.1 million during 2014.

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
With respect to some of the items listed below, the Company has determined that a loss is not probable or that, to the extent probable, cannot be reasonably estimated. In some cases, the Company is not able to predict with any degree of certainty the range of possible loss that could be incurred. Nevertheless, the Company assesses legal and regulatory matters based on current information and makes judgments concerning their potential outcome, giving due consideration to the nature of the claim, the amount and nature of damages sought, and the probability of success. Such judgments are made with the understanding that the outcome of any litigation, investigation, and other legal proceeding is inherently uncertain. In accordance with GAAP, the Company records liabilities for matters where it is probable a loss has been incurred and the amount of loss is reasonably estimable. The actual outcomes of the items listed below could ultimately differ from the judgments made and the differences could be material. The Company cannot make any assurances that the amount of reserves or potential insurance coverage will be sufficient to cover the cash obligations that might be incurred as a result of litigation or regulatory proceedings. Except as otherwise disclosed, the Company does not expect that any known lawsuits, environmental costs, and commitments will have a material effect on its financial condition, results of operations, or cash flows.
Additional information concerning commitments and contingencies is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2013 Annual Reports on Form 10-K.

Commitments and Contingencies Related to the Environment

Nuclear Spent Fuel and Waste Disposal

Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE that require the DOE to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE announced that it would not be able to open the repository by 1998 and sought to excuse its performance of these requirements. In November 1997, the D.C. Circuit issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and the DOE’s delay, a number of utilities, including APS (on behalf of itself and the other PVNGS owners, including PNM), filed damages actions against the DOE in the Court of Federal Claims. In 2010, the court ordered an award to the PVNGS owners for their damages claim for costs incurred through December 2006. APS filed a subsequent lawsuit, on behalf of itself and the other PVNGS owners, against DOE in the Court of Federal Claims on December 19, 2012. The lawsuit alleges that from January 1, 2007 through June 30, 2011, additional damages were incurred due to DOE’s continuing failure to remove spent nuclear fuel and high level waste from PVNGS. APS and DOE entered into a settlement agreement, and on October 7, 2014, APS received a settlement payment of $57.4 million for costs paid through June 30, 2011, for DOE’s failure to accept spent nuclear fuel generated at PVNGS. PNM’s share of the settlement is $5.9 million, which was recorded in other deferred credits. The settlement agreement also establishes a process for the payment of subsequent claims through December 30, 2016. Under the settlement agreement, APS must submit claims annually for payment of allowable costs. The first claim is due no later than October 31, 2014, for costs paid between July 1, 2011, and June 30, 2014. The settlement agreement terminates upon payment of costs paid through December 31, 2016, unless extended by mutual written agreement.

PNM estimates that it will incur approximately $58.0 million (in 2013 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a component of fuel expense as the fuel is consumed. At September 30, 2014 and December 31, 2013, PNM had a liability for interim storage costs of $12.2 million and $11.9 million included in other deferred credits.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On June 8, 2012, the D.C. Circuit issued its decision on a challenge by several states and environmental groups of the NRC’s rulemaking regarding temporary storage and permanent disposal of high-level nuclear waste and spent nuclear fuel. The petitioners had challenged the NRC’s 2010 update to the agency’s Waste Confidence Decision. The D.C. Circuit found that the agency’s 2010 Waste Confidence Decision update constituted a major federal action, which requires either an EIS or a finding of no significant impact from the agency’s actions. The D.C. Circuit found that the NRC’s evaluation of the environmental risks from spent nuclear fuel was deficient, and therefore remanded the 2010 Waste Confidence Decision update for further action. In September 2012, the NRC issued a directive to its staff to proceed with development of a generic EIS to support an updated Waste Confidence Decision within 24 months. In September 2013, the NRC issued its draft EIS to support an updated Waste Confidence Decision. In late 2013, the NRC held a series of nationwide public meetings to receive stakeholder input on the draft EIS. In September 2014, the NRC issued its final rule codifying the results of analyses from a generic EIS regarding the continued storage of spent nuclear fuel.  The rule became effective on October 20, 2014. Untimely resolution by the NRC of the remand from the D.C. Circuit could have an adverse impact on certain NRC licensing actions. Currently, PVNGS does not have any licensing actions pending with the NRC. The petitioners also sought a writ requiring the NRC to comply with the law and resume processing DOE’s pending license application for a nuclear waste site at Yucca Mountain in Nevada. In August 2013, the D.C. Circuit ordered the NRC to resume reviewing the license application. PNM is unable to predict the impact of these decisions.
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

SJGS

BART Determination Process – SJGS is a source that is subject to the statutory obligations of the CAA to reduce visibility impacts. The State of New Mexico submitted its SIP on the regional haze and interstate transport elements of the visibility rules for review by EPA in June 2011. The SIP found that BART to reduce NOx emissions from SJGS is selective non-catalytic reduction technology (“SNCR”). Nevertheless, in August 2011, EPA published its FIP, stating that it was required to do so by virtue of a consent decree it had entered into with an environmental group in litigation concerning the interstate transport requirements of the CAA. The FIP included a regional haze BART determination for SJGS that required installation of selective catalytic reduction

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

technology (“SCR”) on all four units by September 21, 2016. In November 2012, EPA approved all components of the SIP, except for the NOx BART determination for SJGS, which continued to be subject to the FIP.

PNM, the Governor of New Mexico, and NMED petitioned the Tenth Circuit to review EPA’s decision and requested EPA to reconsider its decision. The Tenth Circuit denied petitions to stay the effective date of the rule. These parties also formally asked EPA to stay the effective date of the rule. Several environmental groups intervened in support of EPA. The parties file periodic status reports with the Tenth Circuit, but proceedings are being held in abeyance as agreed to by the parties.

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
In accordance with the revised plan, PNM submitted a new BART analysis to NMED on April 1, 2013, reflecting the terms of the non-binding agreement. NMED developed a RSIP and submitted it to the EIB for approval in May 2013. The EIB approved the RSIP in September 2013 and it was submitted to EPA for approval on October 18, 2013. EPA published its proposed approval of the RSIP in the Federal Register on May 12, 2014. Final rules approving the RSIP and withdrawing the FIP were published in the Federal Register on October 9, 2014 and will become effective on November 10, 2014. The deadline for filing petitions for review is December 8, 2014.

Implementation Activities – Due to the compliance deadline set forth in the FIP, PNM took steps to commence installation of SCRs at SJGS. In October 2012, PNM entered into a contract with an engineering, procurement, and construction contractor to install SCRs on behalf of the SJGS owners. The construction contract, which includes termination provisions in the event that SCRs are determined in the future to be unnecessary, has been suspended through December 31, 2014. At the time PNM entered into the contract, PNM estimated the total cost to install SCRs on all four units of SJGS to be between approximately $824 million and $910 million. The costs for the project to install SCRs would encompass installation of technology to comply with the NAAQS requirements described below.

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

The above estimates include gross receipts taxes, AFUDC, and other PNM costs. Based upon its current SJGS ownership interest, PNM’s share under either SCRs or SNCRs as described above would be about 46.3%.

Following the February 2013 development of the alternative BART compliance plan, PNM began taking steps to prepare for the potential installation of SNCRs on Units 1 and 4 due to the long lead times on certain equipment purchases. In May 2013, PNM entered into an SNCR equipment and related services contract with an SNCR technology provider. In July 2014, PNM entered into a contract for management of the SNCR construction and in September 2014 entered into a construction and procurement contract.

NMPRC Filing – On December 20, 2013, PNM made a filing with the NMPRC requesting certain approvals necessary to effectuate the RSIP. In this filing, PNM requested:

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

•
An order allowing cost recovery for PNM’s share of the installation of SNCR equipment and the additional equipment to comply with NAAQS requirements on SJGS Units 1 and 4, not to exceed a total cost of $82 million

•
A CCN for an exchange of capacity out of SJGS Unit 3 and into SJGS Unit 4, resulting in ownership of an additional 78 MW in Unit 4 for PNM; the net impact of this exchange and the retirement of Units 2 and 3 would be a reduction of 340 MW in PNM’s ownership of SJGS

The December 20, 2013 NMPRC filing identified a new 177 MW natural gas fired generation source and 40 MW of new utility-scale solar PV generation to replace a portion of PNM’s share of the reduction in generating capacity due to the retirement of SJGS Units 2 and 3. PNM has included the 40 MW of solar PV facilities in its 2015 Renewable Energy Plan. A proposed stipulated settlement, which is pending approval before the NMPRC, would provide that the additional solar capacity be recovered in base rates rather than through the renewable energy rider. See Note 12. Specific approvals to acquire the gas facility and the treatment of associated costs will be made in future filings. PNM estimates the cost of these identified resources would be approximately $268.3 million. These amounts are included in PNM’s current construction expenditure forecast although approval of the plan remains subject to numerous conditions. Although operating costs would be reduced due to the retirement of SJGS Units 2 and 3, the operating costs for SJGS Units 1 and 4 would increase with the installation of SNCRs. See Note 12 for additional information concerning PNM’s filing for NMPRC approvals regarding these matters.

As discussed under SJGS Ownership Restructuring Matters below, the owners of SJGS are attempting to negotiate agreements concerning numerous matters, the resolution of which is necessary in order to facilitate the shutdown of SJGS Units 2 and 3 and comply with the RSIP. PNM’s requests in the December 20, 2013 NMPRC filing were based on the status of the negotiations among the SJGS owners at that time. In July 2014, PNM filed a notice with the NMPRC regarding the status of the negotiations among the SJGS participants, including that the SJGS participants reached non-binding agreements in principle on the ownership restructuring of SJGS and that PNM was proposing to acquire 132 MW of SJGS Unit 4 effective December 31, 2017, rather than exchanging 78 MW of capacity in SJGS Unit 3 for 78 MW in SJGS Unit 4 as contemplated in the December 20, 2013 NMPRC filing. Those agreements are memorialized in the resolution and term sheet described below.
On October 1, 2014, PNM, the staff of the NMPRC, the NMAG, New Mexico Independent Power Producers, Western Resource Advocates, and Renewable Energy Industries Association of New Mexico filed a stipulation with the NMPRC. NMIEC subsequently joined the agreement. Statements of opposition were filed by New Energy Economy, Southwest Generation, the City of Santa Fe, Santa Fe County, and the Coalition for Clean, Affordable Energy.
Under the terms of the stipulation, PNM:

•	Would be authorized to abandon SJGS Units 2 and 3 effective December 31, 2017

•
Would be granted a CCN for an additional 132 MW of SJGS Unit 4 capacity as of January 1, 2018 with a rate base value of $26 million plus any reasonable and prudent investments made in Unit 4 prior to that date; PNM would reduce its carrying value of SJGS Unit 3 by this $26 million

•
Would recover 50% of the estimated $231 million undepreciated value in SJGS Units 2 and 3 at December 31, 2017; recovery would be over a twenty year period and would include a return on the unrecovered amount at PNM’s WACC; at September 30, 2014, PNM’s net book value of its current ownership share of SJGS Units 2 and 3 was approximately $284 million

•
Would be granted a CCN for 134 MW of PVNGS Unit 3 at a January 1, 2018 value of $221.1 million ($1,650 per KW); PNM’s ownership share of PVNGS would also be subject to a capacity factor performance threshold of 75% for a seven year period beginning January 1, 2018; subject to certain exceptions, if the capacity factor is not achieved in any year, PNM would refund the cost of replacement power through its FPPAC; at September 30, 2014, PNM’s net book value of PVNGS Unit 3 was approximately $143 million

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	Would recover its reasonable and prudent costs of installation of the SNCRs and equipment to comply with NAAQS requirements at SJGS Units 1 and 4 up to $90.6 million

•
Would not be allowed to recover a total of approximately $20 million of increased operations and maintenance costs associated with the agreement reached with the remaining SJGS participants, additional fuel handling expenses, and certain other costs incurred in efforts to comply with the CAA

The public hearing in the NMPRC case is scheduled to begin on January 5, 2015. PNM expects a decision from the NMPRC in the first quarter of 2015. PNM is unable to predict if the NMPRC will approve the stipulation. If the stipulation is approved as filed, PNM anticipates it would incur a regulatory disallowance that would include the write-off of 50% of the undepreciated investment in SJGS Units 2 and 3, an offset to the regulatory disallowance to reflect including the investment in PVNGS Unit 3 in the ratemaking process at the stipulated value, and other impacts of the stipulation. Although PNM would record the regulatory disallowance upon approval by the NMPRC, the amount of the disallowance would be dependent on the provisions of the NMPRC’s final order, as well as PNM’s projections of the December 31, 2017 net book values of SJGS Units 2 and 3 and PVNGS Unit 3. The amount initially recorded would be subject to adjustment to reflect changes in the projected December 31, 2017 net book values of the plants. Based on the provisions of the stipulation as filed and PNM’s current projection of December 31, 2017 book values, PNM estimates the net pre-tax regulatory disallowance would be between $60 million and $70 million.

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

The SJGS participants have engaged in negotiations concerning the implementation of the RSIP to address BART at SJGS. These negotiations initially included potential shifts in ownership among participants and between Units 3 and 4 that could have resulted in PNM acquiring additional ownership in Unit 4 prior to the shutdown of SJGS Units 2 and 3. The discussions among the SJGS participants regarding restructuring have also included, among other matters, the treatment of plant decommissioning obligations, mine reclamation obligations, environmental matters, and certain ongoing operating costs.

On June 26, 2014, a non-binding resolution was unanimously approved by the SJGS Coordination Committee (the “Resolution”). The Resolution identifies the participants who would be exiting active participation in SJGS effective December 31, 2017, and participants, including PNM, who would retain an interest in the ongoing operation of one or more units of SJGS. The Resolution provides the essential terms of restructured ownership of SJGS between the exiting participants and the remaining participants and addresses other related matters. The Resolution includes provisions indicating that the exiting participants would remain obligated for their proportionate shares of environmental, mine reclamation, and certain other legacy liabilities that are attributable to activities that occurred prior to their exit, as well as outlining how their shares would be determined. Also, on June 26, 2014, a non-binding term sheet was approved by all of the remaining participants that provides the essential terms of restructured ownership of SJGS among the remaining participants. As part of the non-binding terms, PNM confirmed that it would acquire an additional 132 MW in SJGS Unit 4 effective December 31, 2017. There would be no initial cost for PNM to acquire the additional 132 MW although PNM’s share of capital improvements, including the costs of installing SNCRs, and operating expenses would increase to reflect the increased ownership. The acquisition of 132 MW of SJGS Unit 4 would result in PNM’s ownership share of SJGS Unit 4 being 64.5% and of SJGS Units 1 and 4 aggregating approximately 59%. The Resolution and the non-binding term sheet recognize that prior to executing a binding restructuring agreement, the remaining participants will need to have greater certainty in regard to the economic cost and availability of fuel for SJGS for the period after December 31, 2017. As discussed under Coal Supply below, the remaining participants are in the process of negotiating agreements concerning future fuel supply for SJGS, the resolution of which is necessary for continued operation of SJGS after December 31, 2017. On September 2, 2014, the SJGS Coordination Committee adopted a non-binding amendment to the Resolution, which provides for allocation of future costs of decommissioning among current SJGS owners using a time-based sliding scale and outlines indemnification obligations.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In September 2014, the SJGS participants executed a binding Fuel and Capital Funding Agreement to implement certain provisions of the Resolution, including payment by the remaining participants of capital costs for the Unit 4 SNCR project starting July 1, 2014, and acquisition by PNM of the exiting participants’ coal inventory as of January 1, 2015. PNM filed the Fuel and Capital Funding Agreement with FERC on September 18, 2014, with a request for a retroactive effective date to July 1, 2014. FERC has 60 days from the date of filing to accept the filing. The Fuel and Capital Funding Agreement provides that the SJGS participants will return to the status quo if required regulatory approvals are not obtained or a binding restructuring agreement is not reached.

The participants continue to negotiate other definitive agreements that would formalize the matters contained in the Resolution, as amended. A number of regulatory approvals are required to implement the proposed ownership restructuring of SJGS. Any final binding agreements relating to the ownership restructuring are subject to the approval of each participant’s board or other decision-making body and are subject to required regulatory approvals. PNM is unable to predict the outcome of the negotiations, whether definitive agreements will be reached among the owners, or whether required approvals will be obtained.

Other Developments and Current Status – The SJPPA requires PNM, as operating agent, to obtain approval of capital improvement project expenditures from participants who have an ownership interest in the relevant unit or property common to more than one unit. As provided in the SJPPA, specified percentages of both the outstanding participant shares, based on MW ownership, and the number of participants in the unit or common property must be obtained in order for a capital improvement project to be approved. PNM presented the SNCR project, including NAAQS compliance requirements described below, to the SJGS participants in Unit 1 and Unit 4 for approval in late October 2013. The project was approved for Unit 1, but the Unit 4 project, which includes some of the California participants, did not obtain the required percentage of votes for approval. In addition, other capital projects related to Unit 4 were not approved by the participants. PNM subsequently requested that the owners of Unit 4 approve the expenditure of costs critical to being able to comply with the time frame in the RSIP with respect to the Unit 4 project of $1.9 million on March 10, 2014 and $6.4 million on June 27, 2014. The Unit 4 owners did not approve either of the requests.

PNM, in its capacity as operating agent of SJGS, is authorized and obligated under the SJPPA to take reasonable and prudent actions necessary for the successful and proper operation of SJGS pending the resolution, by arbitration or otherwise, of any inability or failure to agree by the participants. PNM must evaluate its responsibilities and obligations as operating agent under the SJPPA regarding the SJGS Unit 4 capital projects that were not approved by the participants and take reasonable and prudent actions as it deems necessary. Therefore, on March 10, 2014 and July 14, 2014, PNM, as operating agent for SJGS, issued “Prudent Utility Practice” notices under the SJPPA indicating PNM was undertaking certain critical activities to keep the Unit 4 SNCR project on schedule.

As discussed above, EPA approved the RSIP and withdrew the FIP on October 9, 2014 and those approvals will become effective on November 10, 2014. PNM believes significant progress is being made towards implementation of the RSIP. However, the final implementation of the RSIP is still dependent upon PNM obtaining NMPRC approval to retire San Juan Units 2 and 3 and a final binding agreement among the SJGS owners on a revised ownership structure to facilitate the retirement of these two units. PNM can provide no assurance that these requirements will be accomplished. If the RSIP requirements ultimately are not implemented due to adverse or alternative regulatory, legislative, legal, or restructuring developments or other factors, PNM would need to pursue other alternatives to address compliance with the CAA. PNM will seek recovery from its ratepayers for costs that may be incurred as a result of the CAA requirements. PNM is unable to predict the ultimate outcome of these matters.

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
Four Corners BART FIP Challenge
On October 22, 2012, WEG filed a petition for review in the Ninth Circuit challenging the Four Corners BART FIP.  In its petition, WEG alleges that the final BART rule results in more air pollution being emitted into the air than allowed by law and that EPA failed to follow the requirements of the ESA.  APS intervened in this matter and filed a motion to dismiss this lawsuit for lack of jurisdiction or alternatively to transfer the lawsuit to the Tenth Circuit. On February 25, 2013, the Ninth Circuit denied APS’ motion to dismiss, but granted the request to transfer the case to the Tenth Circuit. Oral argument was presented before the Tenth Circuit on January 23, 2014. On July 23, 2014, the Tenth Circuit issued a unanimous decision affirming EPA’s action and denying WEG’s petition for review. On September 15, 2014, the Tenth Circuit issued its mandate marking an official end to the case.

Regional Haze Challenges

On December 27, 2012, WEG filed a petition for review in the Tenth Circuit challenging the SO2 and particulate matter emissions elements of EPA’s approval of New Mexico’s Regional Haze SIP.  On February 26, 2013, HEAL Utah and other environmental groups filed petitions in the Tenth Circuit challenging EPA’s final approval of the remaining elements of New Mexico’s Regional Haze SIP, as well as EPA’s approval of the Albuquerque/Bernalillo County Air Quality Control Board SIP. PNM was granted intervention in both matters and the Tenth Circuit consolidated the two matters based on the similarity of issues. Oral argument was heard before the Tenth Circuit on March 20, 2014. On October 21, 2014, the Tenth Circuit denied the petitions for review and affirmed EPA’s actions. PNM is unable to predict whether petitions for rehearing or appeals of the decision will be filed.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

National Ambient Air Quality Standards (“NAAQS”)
The CAA requires EPA to set NAAQS for pollutants considered harmful to public health and the environment. EPA has set NAAQS for certain pollutants, including NOx, SO2, ozone, and particulate matter. In 2010, EPA updated the primary NOx and SO2 NAAQS to include a 1-hour maximum standard while retaining the annual standards for NOx and SO2 and the 24-hour SO2 standard. New Mexico is in attainment for the 1-hour NOx NAAQS. On May 13, 2014, EPA released the draft data requirements rule for the 1-hour SO2 NAAQS, which directs state and tribal air agencies to characterize current air quality in areas with large SO2 sources to identify maximum 1-hour SO2 concentrations. The proposed rule also describes the process and timetable by which air regulatory agencies would characterize air quality around large SO2 sources through ambient monitoring or modeling. This characterization will result in these areas being designated as attainment, nonattainment, or unclassified for compliance with the 1-hour SO2 NAAQS.  Although the determination process has not been finalized, PNM believes that compliance with the 1-hour SO2 standard may require operational changes and/or equipment modifications at SJGS. On November 8, 2013, PNM received an amendment to its air permit for SJGS, which would be required for the installation of either SCRs or SNCRs described above. In the revised permit, PNM agreed to reduce SO2 emissions to 0.1 pound per MMBTU on SJGS Units 1 and 4 and to install equipment modifications for the purpose of reducing fugitive emissions, including NOx, SO2, and particulate matter. These reductions will help SJGS meet the NAAQS. It is anticipated that the equipment modifications would be installed at the same time as the installation of regional haze BART controls, in order to most efficiently and cost effectively conduct construction activities at SJGS. The cost of this technology is dependent upon the type of control technology that is ultimately determined to be NOx BART at SJGS. See Regional Haze – SJGS above.

EPA finalized revisions to its NAAQS for fine particulate matter on December 14, 2012. PNM believes the equipment modifications discussed above will assist the plant in complying with the particulate matter NAAQS.

In January 2010, EPA announced it would strengthen the 8-hour ozone standard by setting a new standard in a range of 0.060-0.070 parts per million. EPA is reviewing its 2008 standard and has completed certain assessment phases of developing a new ozone standard. EPA is under a court order to issue a draft proposal by December 1, 2014 and finalize the new standard by October 1, 2015.  Depending upon where the standard for ozone is set, San Juan County, where SJGS is situated, could be designated as not attaining the standard for ozone. If that were to occur, NMED would have responsibility for bringing the county into compliance and would look at all sources of NOx and volatile organic compounds since these are the pollutants that form ground-level ozone. As a result, SJGS could be required to install further NOx controls to meet a new ozone NAAQS. In addition, other counties in New Mexico, including Bernalillo County, may be designated as non-attainment. PNM cannot predict the outcome of this matter, the impact of other potential environmental mitigations, or if additional NOx controls would be required at any of its affected facilities as a result of ozone non-attainment designation.
Citizen Suit Under the Clean Air Act
The operations of SJGS are covered by a Consent Decree with the Grand Canyon Trust and Sierra Club and with the NMED that includes stipulated penalties for non-compliance with specified emissions limits. Stipulated penalty amounts are placed in escrow on a quarterly basis pending review of SJGS’s emissions performance. In May 2010, PNM filed a petition with the federal district court seeking a judicial determination on a dispute relating to PNM’s mercury controls. NMED and plaintiffs sought to require PNM to implement additional mercury controls. PNM estimates the implementation would increase annual mercury control costs for the entire station, which are currently $0.7 million, to a total of $6.6 million. On March 23, 2014, the court entered a stipulated order reflecting an agreement reached by the parties. Under the stipulated order, PNM is required to repeat the mercury study required under the Consent Decree using sorbent traps instead of the monitoring system used in the initial study. PNM has completed stack testing and anticipates finalizing the study report by the end of 2014. The results of the mercury study will establish the activated carbon injection rate that maximizes mercury removal at SJGS, as required under the Consent Decree. PNM cannot predict the ultimate outcome of this matter.

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

WEG v. OSM NEPA Lawsuit

In February 2013, WEG filed a Petition for Review in the United States District Court of Colorado against OSM challenging federal administrative decisions affecting seven different mines in four states issued at various times from 2007 through 2012.  In its petition, WEG challenges several unrelated mining plan modification approvals, which were each separately approved by OSM.  Of the fifteen claims for relief in the WEG Petition, two concern SJCC’s San Juan mine.  WEG’s allegations concerning the San Juan mine arise from OSM administrative actions in 2008.  WEG alleges various National Environmental Policy Act (“NEPA”) violations against OSM, including, but not limited to, OSM’s alleged failure to provide requisite public notice and participation, alleged failure to analyze certain environmental impacts, and alleged reliance on outdated and insufficient documents.  WEG’s petition seeks various forms of relief, including a finding that the federal defendants violated NEPA by approving the mine plans, voiding, reversing, and remanding the various mining modification approvals, enjoining the federal defendants from re-issuing the mining plan approvals for the mines until compliance with NEPA has been demonstrated, and enjoining operations at the seven mines. SJCC intervened in this matter. The Court granted SJCC’s motion to sever its claims from the lawsuit and transfer venue to the United States District Court for the District of New Mexico, where this matter is now proceeding. If WEG ultimately obtains the relief it has requested, such a ruling could require significant expenditures to reconfigure operations at the San Juan mine, impact the production of coal, and impact the economic viability of the San Juan mine and SJGS. PNM cannot currently predict the outcome of this matter or the range of its potential impact.
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
Cooling Water Intake Structures
EPA issued its final cooling water intake structures rule on May 19, 2014, which establishes national standards for certain cooling water intake structures at existing power plants and other facilities under the Clean Water Act to protect fish and other aquatic organisms by minimizing impingement mortality (the capture of aquatic wildlife on intake structures or against screens)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and entrainment mortality (the capture of fish or shellfish in water flow entering and passing through intake structures). The final rule was published on August 15, 2014 and became effective October 14, 2014.
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
The Superfund Oversight Section of the NMED has conducted multiple investigations into the chlorinated solvent plume in the vicinity of the site of the former Santa Fe Generating Station. In February 2008, a NMED site inspection report was submitted to EPA, which states that neither the source nor extent of contamination has been determined and that the source may not be the former Santa Fe Generating Station. The NMED investigation is ongoing. In January 2013, NMED notified PNM that monitoring results from April 2012 showed elevated concentrations of nitrate in three monitoring wells and an increase in free-phase hydrocarbons in another well. None of these wells are routinely monitored as part of PNM’s obligations under the settlement agreement. In April 2013, NMED conducted the same level of testing on the wells as was conducted in April 2012, which produced

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

similar results. PNM conducted similar site-wide sampling activities in April 2014 and obtained results similar to the 2013 data. As part of this effort, PNM also collected a sample of hydrocarbon product for “fingerprint” analysis from a monitoring well located on the northeastern corner of the property.   This analysis indicated that the hydrocarbon product was a mixture of newer and older fuels,  and the location of the monitoring well suggests that the hydrocarbon product is likely from offsite sources. PNM does not believe the former generating station is the source of the increased levels of free-phase hydrocarbons, but no conclusive determinations have been made. It is possible that PNM’s prior activities to remediate hydrocarbon contamination, as conducted under an NMED-approved plan, may have resulted in increased nitrate levels.  Additional testing and analysis will need to be performed before conclusions can be reached regarding the cause of the increased nitrate levels or the method and cost of remediation.  PNM is unable to predict the outcome of these matters.
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
In June 2010, EPA published a proposed rule that includes two options for waste designation of coal ash. One option is to regulate CCBs as a hazardous waste, which would allow EPA to create a comprehensive federal program for waste management and disposal of CCBs. The other option is to regulate CCBs as a non-hazardous waste, which would provide EPA with the authority to develop performance standards for waste management facilities handling the CCBs and would be enforced primarily by state authorities or through citizen suits. Both options allow for continued use of CCBs in beneficial applications. EPA’s proposal does not address the placement of CCBs in surface mine pits for reclamation. An OSM CCB rulemaking team has been formed to develop a proposed rule governing the placement of CCBs at coal mining and reclamation operations.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Commitments and Contingencies
Coal Supply
The coal requirements for SJGS are being supplied by SJCC, a wholly owned subsidiary of BHP. In addition to coal delivered to meet the current needs of SJGS, PNM prepays SJCC for certain coal mined but not yet delivered to the plant site. At September 30, 2014 and December 31, 2013, prepayments for coal, which are included in other current assets, amounted to $26.1 million and $12.3 million. SJCC holds certain federal, state, and private coal leases and has an underground coal sales agreement to supply processed coal for operation of SJGS through 2017. Under the coal sales agreement, SJCC is reimbursed for all costs for mining and delivering the coal, including an allocated portion of administrative costs, and receives a return on its investment. BHP Minerals International, Inc. has guaranteed the obligations of SJCC under the coal agreement. The coal agreement contemplates the delivery of coal that would supply substantially all the requirements of SJGS through December 31, 2017.
PNM and the other owners of SJGS are evaluating alternatives for the supply of coal after the expiration of the current coal sales agreement. As discussed under SJGS Ownership Restructuring Matters above, the Resolution and the non-binding term sheet approved by the SJGS Coordination Committee on June 26, 2014 recognize that prior to executing a binding restructuring agreement relating to the ownership of SJGS, the remaining participants will need to have greater certainty in regard to the cost and availability of fuel for SJGS for the period after December 31, 2017. The remaining participants are in the process of negotiating agreements concerning future fuel supply for SJGS with SJCC and BHP. On October 1, 2014, the San Juan Fuels Committee approved a resolution authorizing an amendment to the coal sales agreement. The parties to the coal sales agreement and the amendment are SJCC, PNM, and Tucson. The amendment provides for the negotiation of a potential purchase transaction for the mine assets by one or more of the utilities, an affiliate, or another entity agreed to by the parties to be consummated on or before December 31, 2016. PNM anticipates that a consummated arrangement would ultimately involve a third-party mining company either as the owner of the mine or as a contract miner and could involve some or all of the remaining participants in SJGS. The amendment, which was effective as of October 2, 2014, also releases the parties from the obligation to negotiate an extension of the coal sales agreement, but does not impact the utilities’ option to purchase the mining assets at the end of the current contract term if the purchase transaction is not completed. On October 2, 2014, the parties also entered into an agreement that provides the SJGS participants with access to data necessary to evaluate the mine assets and liabilities. PNM cannot currently predict the outcome of these negotiations or if a transaction will be consummated.
APS purchased all of Four Corners’ coal requirements from a supplier that was also a subsidiary of BHP and had a long-term lease of coal reserves with the Navajo Nation. That contract was to expire on July 6, 2016 with pricing determined using an escalating base-price. On December 30, 2013, ownership of the mine was transferred to an entity owned by the Navajo Nation and a new coal supply contract for Four Corners, expiring in 2031, was entered into with that entity. The BHP subsidiary is to be retained as the mine manager and operator until December 2016. Coal costs are anticipated to increase approximately 21% for the first full year of the new contract and will further increase over the contract term. PNM anticipates that its share of the increased costs will be recovered through its FPPAC.
In 2013, PNM updated its study of the final reclamation costs for both the surface mines that previously provided coal to SJGS and the current underground mine providing coal and revised its estimates of the final reclamation costs. This estimate reflects that, with the proposed shutdown of SJGS Units 2 and 3 described above, the mine providing coal to SJGS will continue to operate through 2053, the anticipated life of SJGS. The 2013 estimate for decommissioning the Four Corners mine reflects the operation of the mine through 2031, the term of the new coal supply agreement. Based on the 2013 estimates, remaining payments for mine reclamation, in future dollars, are estimated to be $53.9 million for the surface mines at both SJGS and Four Corners and $93.3 million for the underground mine at SJGS as of June 30, 2014. At September 30, 2014 and December 31, 2013, liabilities, in current dollars, of $22.9 million and $23.8 million for surface mine reclamation and $8.4 million and $7.8 million for underground mine reclamation were recorded in other deferred credits.
PNM collects a provision for surface and underground mine reclamation costs in its rates. The NMPRC has capped the amount that can be collected from ratepayers for final reclamation of the surface mines at $100.0 million. Previously, PNM recorded a regulatory asset for the $100.0 million and recovers the amortization of this regulatory asset in rates. If future estimates increase the liability for surface mine reclamation, the excess would be expensed at that time. In conjunction with the proposed shutdown of SJGS Units 2 and 3 to comply with the BART requirements of the CAA discussed under The Clean Air Act – Regional Haze – SJGS above, an updated coal mine reclamation study was requested by the SJGS participants. As discussed under Coal

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Combustion Byproducts Waste Disposal above, SJGS currently disposes of CCBs from the plant in the surface mine pits adjacent to the plant. The updated coal mine reclamation study indicates reclamation costs have increased, including significant increases due to the proposed shutdown of SJGS Units 2 and 3, although the timing of payments will be delayed. The shutdown of Units 2 and 3 would reduce the amount of CCBs generated over the remaining life of SJGS, which could result in a significant increase in the amount of fill dirt required to remediate the underground mine area thereby increasing the overall reclamation costs. How costs would be divided among the owners of SJGS has not been finalized. Regulatory determinations made by the NMPRC may also affect the impact on PNM. The reclamation amounts discussed above reflect PNM’s estimates of its share of the revised costs. PNM is currently unable to determine the outcome of these matters or the range of possible impacts.
San Juan Underground Mine Fire Incident
On September 9, 2011, a fire was discovered at the underground mine owned and operated by SJCC that provides coal for SJGS. The federal Mine Safety and Health Administration (“MSHA”) was notified of the incident. On September 12, 2011, SJCC informed PNM that the fire was extinguished. However, MSHA required sealing the incident area and confirmation of a noncombustible environment before allowing re-entry of the sealed area. SJCC regained entry into the sealed area of the mine in early March 2012. At that time, MSHA conducted a root cause analysis inspection of the incident area, but has not yet issued its report. SJCC completed inspection of the mine equipment and reported no significant damage. SJCC removed the equipment from the impacted mine panel and reassembled it at a new panel face. On May 4, 2012, SJCC received approval from MSHA and resumed longwall mining operations. Coal inventories have been restored to pre-incident levels and SJCC provided notice to PNM on September 23, 2014 that the mine has been restored to normal operations.
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
Water Supply
Because of New Mexico’s arid climate and periodic drought conditions, there is concern in New Mexico about the use of water, including that used for power generation. PNM has secured groundwater rights in connection with the existing plants at Reeves Station, Rio Bravo, Afton, Luna, and Lordsburg. Water availability is not an issue for these plants at this time. However, prolonged drought, ESA activities, and a Federal lawsuit by the State of Texas (suing the State of New Mexico over water allocations) could pose a threat of reduced water availability for these plants.
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
Rights-of-Way Matter

On January 28, 2014, the County Commission of Bernalillo County, New Mexico passed an ordinance requiring utilities to enter into a use agreement and pay a yet to be determined fee as a condition to installing, maintaining, and operating facilities on county rights-of-way. The fee is purported to compensate the county for costs of administering, maintaining, and capital improvements to the rights-of-way. On February 27, 2014, PNM and other utilities filed a Complaint for Declaratory and Injunctive Relief in the United States District Court for the District of New Mexico challenging the validity of the ordinance. In June 2014, the utilities and Bernalillo County reached an agreement whereby the County would not take any enforcement action against the utilities pursuant to the ordinance during the pendency of the litigation, but not including any period for appeal of a judgment, or upon 30 days written notice by either the County or the utilities of their intention to terminate the agreement.  The federal court ruled in favor of Bernalillo County, dismissing the state law claims. The utilities filed an amended complaint reflecting the two federal claims remaining before the federal court. The utilities also filed a complaint in Bernalillo County, New Mexico District Court reflecting the state law counts dismissed by the federal court. If the challenges to the ordinance are unsuccessful, PNM believes any fees paid pursuant to the ordinance would be considered franchise fees and would be recoverable from customers. PNM is unable to predict the outcome of this matter or its impact on PNM’s operations.
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

PNM filed its 2015 renewable energy procurement plan on June 2, 2014. The plan meets RPS and diversity requirements within the RCT in 2015 and 2016. PNM’s proposed new procurements include the construction by December 31, 2015 of 40 MW of PNM-owned solar PV facilities at a cost of $79.3 million. The proposed 40 MW solar facilities are identified as being a cost-effective resource in PNM’s application to retire SJGS Units 2 and 3 (Note 11). On September 25, 2014, a stipulated settlement was filed by PNM, staff of the NMPRC, the NMAG, NMIEC, Coalition for Clean Affordable Energy, and Western Resource Advocates. The stipulation would approve PNM’s procurement proposals; however, the costs for the 40 MW of solar would be included in base rates to be set in PNM’s next general rate case rather than through PNM’s renewable energy rider. Under the agreement, PNM will be required to make additional renewable energy procurements in the event that the prior year’s actual renewable energy procurements did not meet the RPS for that year based on actual retail sales and the actual RCT. The parties also agreed to have additional discussions to attempt to reach agreement on RPS and large customer adjustment calculations to be used in future PNM renewable procurement plans. A public hearing on the stipulation was held on October 27, 2014. At the conclusion of the hearing, the Hearing Examiner asked the parties to provide her with a draft Certification of Stipulation by November 7, 2014.  PNM expects a decision by December 2, 2014.
PNM is recovering certain renewable procurement costs from customers through a rate rider. See Renewable Energy Rider below.
Renewable Energy Rider
The NMPRC has authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per KWh basis. The rider will terminate upon a final order in PNM’s next general rate case unless the NMPRC authorizes PNM to continue it. As a separate component of the rider, if PNM’s earned return on jurisdictional equity in a calendar year, adjusted for weather and other items not representative of normal operations, exceeds 10.5%, PNM would be required to refund the amount over 10.5% to customers during May through December of the following year. On April 1, 2014, PNM made a filing with the NMPRC demonstrating that it had not exceeded the 10.5% return for 2013. At the currently approved rider rate, PNM would collect an estimated $34.6 million annually. In its 2015 renewable energy procurement plan, PNM has proposed to increase the rate to collect $44.7 million in 2015 through its renewable energy rider.
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

On October 6, 2014, PNM filed an energy efficiency program application for programs proposed to be offered beginning in June 2015. The filing included proposed program costs of $25.8 million plus a proposed profit incentive. The proposed energy efficiency budget and plan are consistent with the 2013 amendments to the Efficient Use of Energy Act. The NMPRC has not yet acted upon PNM’s application.

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
In PNM’s 2014 energy efficiency program application, PNM proposed an energy efficiency incentive of $2.1 million. PNM’s proposed incentive was based upon a shared benefits methodology and is similar in amount to previous PNM incentives authorized by the NMPRC. The NMPRC has not yet acted upon PNM’s application.
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
On October 2, 2013, the NMPRC issued a NOPR and a proposed rule to implement amendments to the New Mexico Efficient Use of Energy Act. Included in the proposed rule is a provision that would limit incentive awards to an amount equal to the utility’s WACC times its approved annual program costs. The NMPRC received comments and a public hearing was held on November 20, 2013. The NMPRC issued an order on October 8, 2014 adopting the proposed rule.
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

Integrated Resource Plan
NMPRC rules require that investor owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first four years of that period. PNM filed its 2014 IRP on July 1, 2014. The four-year action plan was consistent with the replacement resources identified in PNM’s application to retire SJGS Units 2

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and 3. PNM indicated that it planned to meet its anticipated long-term load growth with a combination of additional renewable energy resources, energy efficiency, and natural gas-fired facilities. Consistent with statute and NMPRC rule, PNM incorporated a public advisory process into the development of its 2014 IRP. On July 31, 2014, several parties requested the NMPRC not to accept the 2014 IRP as compliant with NMPRC rule because to do so could affect the pending proceeding on PNM’s application to abandon SJGS Units 2 and 3 and for CCNs for certain replacement resources (Note 11) and because they assert that the IRP does not conform to the NMPRC’s IRP rule. Certain parties also ask that further proceedings on the IRP be held in abeyance until the conclusion of the pending abandonment/CCN proceeding. The NMPRC issued an order in August 2014 that dockets a case to determine whether the IRP complies with applicable NMPRC rules. The order also holds the case in abeyance pending the issuance of final, non-appealable orders in PNM’s 2015 renewable energy procurement plan case and its application to retire SJGS Units 2 and 3.
Applications for Approvals to Purchase Rio Bravo
As discussed in Note 9 of the Notes to Consolidated Financial Statements in the 2013 Annual Report on Form 10-K, PNM entered into an agreement to purchase Rio Bravo, formerly known as Delta, a 132 MW natural gas peaking unit from which PNM acquired energy and capacity under a PPA. The agreement to purchase Delta required approvals by the NMPRC and FERC. On June 26, 2013, the NMPRC granted PNM’s CCN application and approved PNM’s proposed ratemaking treatment. FERC approved the purchase on February 26, 2013. PNM closed on the purchase on July 17, 2014.
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
San Juan Generating Station Units 2 and 3 Retirement
On December 20, 2013, PNM filed an application at the NMPRC to retire SJGS Units 2 and 3 on December 31, 2017. On October 1, 2014, PNM and certain parties to the case filed a stipulation with the NMPRC proposing a settlement of this case. Other parties are opposing the stipulated agreement. Additional information concerning the NMPRC filing, including a summary of the terms of the stipulation is set forth in Note 11.
The public hearing in the NMPRC case is scheduled to begin on January 5, 2015. PNM will also make an application at FERC to seek approval of the restructured SJGS participation agreements. PNM is unable to predict the outcome of these matters.
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
On March 1, 2013, FERC issued an order (1) accepting PNM’s revisions to its rates for filing and suspending the proposed revisions to become effective August 2, 2013, subject to refund; (2) directing PNM to submit a compliance filing to establish its ROE using the median, rather than the mid-point, of the ROEs from a proxy group of companies; (3) directing PNM to submit a

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

compliance filing to remove from its rate proposal the acquisition adjustment related to PNM’s 60% ownership of the EIP transmission line, which was acquired in 2003; and (4) setting the proceeding for hearing and settlement judge procedures. PNM would be allowed to make a separate filing related to recovery of the EIP acquisition adjustment. On April 1, 2013, PNM made the required compliance filing. In addition, PNM filed for rehearing of FERC’s order regarding the ROE. On June 3, 2013, PNM made additional filings incorporating final 2012 data into the formula rate request. The updated formula rate would result in a $1.3 million rate increase over the rates approved by FERC on January 2, 2013. The new rates apply to all of PNM’s wholesale electric transmission service customers. The new rates do not apply to PNM’s retail customers. On June 10, 2013, FERC denied PNM’s motion for rehearing regarding FERC’s order requiring PNM to use the median, instead of the midpoint, to calculate its ROE for the formula rate case. On August 2, 2013, the new rates went into effect, subject to refund. On May 1, 2014, PNM updated its formula rate incorporating 2013 data resulting in a $0.5 million rate increase over the then current rates. PNM filed the updated rate request with FERC on May 30, 2014, at which time the new rates became effective, subject to refund. Settlement negotiations are ongoing concerning issues in this proceeding. PNM is unable to predict the outcome of this proceeding.
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
On September 26, 2013, Gallup issued a request for proposals for long-term power supply. PNM submitted a proposal in November 2013. On March 26, 2014, Gallup notified PNM that the contract for long-term power supply had been awarded to another utility.  PNM’s contract with Gallup ended on June 29, 2014.  PNM’s revenues for power sold under the Gallup contract were $6.1 million in the six months ended June 30, 2014 and totaled $11.7 million during 2013.
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
On September 30, 2013, TNMP filed an application to set the initial fee and monthly charges to be assessed for non-standard metering service provided to those retail customers who choose to decline the advanced meter necessary for standard metering service. TNMP’s filing sought recovery of $0.2 million through proposed initial fees ranging from $142.84 to $247.48 and an additional $0.5 million in annual ongoing expenses via a proposed monthly charge of $38.99. On June 20, 2014, the PUCT approved a settlement among the parties permitting TNMP to recover $0.2 million in costs through initial fees ranging from $63.97 to $168.61 and ongoing annual expenses of $0.5 million collected through a $36.78 monthly fee. The settlement presumes up to 1,081 consumers will elect the non-standard meter service, but preserves TNMP’s rights to adjust the fees if the number of anticipated consumers differs from that estimate. TNMP notified all appropriate customers that they could elect non-standard metering. As of October 11, 2014, the end of the initial period in which a customer could elect non-standard metering, 59 customers have made

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the election. TNMP does not expect the implementation of non-standard metering service to have a material impact on its financial position, results of operations, or cash flows.
Energy Efficiency
TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor that includes projected program costs, under or over collected costs from prior years, rate case expenses, and performance bonuses (if the programs exceed expectations). On August 28, 2012, the PUCT approved a settlement that permitted TNMP to collect an aggregate of $5.2 million effective January 1, 2013. On October 25, 2013, the PUCT approved a settlement that permits TNMP to collect an aggregate of $5.6 million beginning March 1, 2014. On May 30, 2014, TNMP filed its 2015 energy efficiency cost recovery factor application with the PUCT requesting recovery of $5.7 million to be collected beginning March 1, 2015. The request included an incentive bonus of $1.5 million for having achieved demand savings for the 2013 program year that exceeded the goal. On August 6, 2014, the parties filed a stipulation resolving TNMP’s application. The PUCT approved the settlement on September 11, 2014, permitting TNMP to collect $5.7 million beginning March 1, 2015. TNMP recorded the $1.5 million incentive bonus for 2013 in the three months ended September 30, 2014.

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
On July 18, 2014, TNMP filed an application to further update its transmission rates to reflect an increase in total rate base of $25.2 million, which would increase revenues by $4.2 million annually. The PUCT ALJ approved TNMP’s interim transmission cost of service filing and rates went into effect with bills rendered on September 8, 2014.

(13)	Income Taxes

On January 3, 2013, the American Taxpayer Relief Act of 2012, which extended fifty percent bonus depreciation for 2013, was signed into law.  Due to provisions in the act, taxes payable to the State of New Mexico for 2013 were reduced, which resulted in an impairment of New Mexico wind energy production tax credits. In accordance with GAAP, PNMR was required to record this impairment, which after federal income tax benefit amounted to $1.5 million, as additional income tax expense during the three months ended March 31, 2013. This impairment was reflected in PNMR’s Corporate and Other segment.

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

The future reduction in taxes payable to the State of New Mexico resulting from the rate reduction in House Bill 641 and revisions in estimates of future taxable income resulted in a further impairment of New Mexico wind energy production tax credits. In accordance with GAAP, PNMR was required to record this impairment, which after federal income tax benefit amounted to $2.4 million, as additional income tax expense during the three months ended June 30, 2013. This impairment is reflected in PNMR’s Corporate and Other segment.

In 2013, the FASB issued Accounting Standards Update 2013-11, which requires entities to present liabilities for uncertain tax positions as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such carryforward could be used to offset those liabilities upon settlement.  The update was required to be applied prospectively for periods beginning after December 15, 2013, and early adoption was permitted.  The Company elected not to adopt the change for 2013, but did adopt it for 2014 as required by the update.  Had the Company applied the update at December 31, 2013, the effect would have been decreases in net operating loss deferred tax assets of $19.9 million for PNMR, $11.2 million for PNM, and $6.8 million for TNMP, along with the elimination of the corresponding assets and liabilities associated with uncertain tax positions. There was no impact to earning from adopting the update.

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

PNMR, PNM, and TNMP are considered related parties as defined under GAAP. PNMR Services Company provides corporate services to PNMR and its subsidiaries in accordance with shared services agreements. The table below summarizes the nature and amount of related party transactions of PNMR, PNM, and TNMP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Services billings:
PNMR to PNM	$20,813	$22,241	$64,069	$65,729
PNMR to TNMP	6,471	6,731	20,695	20,948
PNM to TNMP	142	140	402	381
TNMP to PNMR	20	2	21	6
Interest billings:
PNMR to TNMP	65	139	245	354
PNMR to PNM	1	—	55	1
PNM to PNMR	28	35	79	113
Income tax sharing payments:
PNMR to PNM	—	—	—	45,000
PNMR to TNMP	—	—	—	—

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(15)	Goodwill

The excess purchase price over the fair value of the assets acquired and the liabilities assumed by PNMR for its 2005 acquisition of TNP was recorded as goodwill and was pushed down to the businesses acquired. In 2007, the TNMP assets that were included in its New Mexico operations, including goodwill, were transferred to PNM.

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

MD&A FOR PNMR

EXECUTIVE SUMMARY
Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 751,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP.
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

Both PNM and TNMP seek cost recovery for their investments through general rate cases and various rate riders. PNM anticipates filing a general rate case with the NMPRC by the end of 2014. The PUCT has approved mechanisms that allow TNMP to recover capital invested in transmission and distribution projects without having to file a general rate case, which allows for more timely recovery. The PUCT approved TNMP’s requests for additional investments in transmission assets on March 13, 2014 and September 8, 2014. These approvals increase revenues by $7.1 million annually. The NMPRC has approved rate riders for renewable energy and energy efficiency that also allow for more timely recovery of investments and improve the ability to earn authorized returns from PNM’s retail customers.

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

PNM’s 134 MW interest in PVNGS Unit 3 is currently excluded from NMPRC jurisdictional rates. The power generated from that interest is currently sold into the wholesale market and any earnings or losses are attributable to shareholders. While PVNGS Unit 3’s financial results are not included in the authorized returns on its regulated business, it impacts PNM’s earnings and has been demonstrated to be a valuable asset. As part of compliance with the requirements for BART at SJGS discussed below, PNM has requested NMPRC approval to include PVNGS Unit 3 as a jurisdictional resource in the determination of rates charged to customers in New Mexico beginning in 2018.
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
Providing Top-Quartile Total Returns to Investors
PNMR’s strategic goal to provide top quartile total return to investors over the 2012 to 2016 period is based on five-year ongoing earnings per share growth plus five-year average dividend yield from a group of regulated electric utility companies with similar market capitalization. Top quartile total return currently is equal to an average annual rate of 10% to 13%.
PNMR targets a dividend payout ratio of 50% to 60% of its ongoing earnings. Ongoing earnings, which is a non-GAAP financial measure, excludes certain non-recurring, infrequent, and other items from earnings determined in accordance with GAAP. The annual common stock dividend was raised by 16% in February 2012, 14% in February 2013, and 12% in December 2013. PNMR expects to provide above-average dividend growth in the near-term and to manage the payout ratio to meet its long-term target. The Board will continue to evaluate the dividend on an annual basis, considering sustainability and growth, capital planning, and industry standards.

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

Reliable and Affordable Power
PNMR and its utilities are aware of the important roles they play in enhancing economic vitality in their New Mexico and Texas service territories. Management believes that maintaining strong and modern electric infrastructure is critical to ensuring reliability and economic growth. When considering expanding or relocating to other communities, businesses consider energy affordability and reliability to be important factors. PNM and TNMP strive to balance service affordability with infrastructure investment to maintain a high level of electric reliability and to deliver a superior customer experience. The utilities also work to ensure that rates reflect actual costs of providing service.
Investing in PNM’s and TNMP’s infrastructure is critical to ensuring reliability and meeting future energy needs. Both utilities have long-established records of providing customers with reliable electric service.
In September 2011, TNMP began its deployment of smart meters in homes and businesses across its Texas service area. Through September 30, 2014, TNMP had completed installation of more than 170,000 smart meters, which is approximately 74% of the anticipated total. TNMP’s deployment is expected to be completed in 2016.

As part of the State of Texas’ long-term initiative to create a smart electric grid, installation of smart meters will ultimately give consumers more data about their energy consumption and help them make more informed decisions. TNMP is currently installing a new outage management system that will leverage capabilities of the smart meters to enhance TNMP’s responsiveness to outages.

During the 2011 to 2013 period, PNM and TNMP together invested $937.5 million in utility plant, including substations, power plants, nuclear fuel, and transmission and distribution systems. In 2012, PNM announced plans for the 40 MW natural gas-fired La Luz peaking generating station to be located near Belen, New Mexico. In June 2014, the NMPRC approved construction of the La Luz plant. The facility is expected to go into service in late 2015. On July 17, 2014, PNM completed the purchase of Rio Bravo, formerly known as Delta, a 132 MW gas-fired peaking facility, which has served PNM jurisdictional needs under a 20-year PPA since 2000.

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
Environmentally Responsible Power
PNMR has a long-standing record of environmental stewardship. PNMR’s environmental focus has been in three key areas:

•
Developing strategies to meet regional haze rules at the coal-fired SJGS as cost-effectively as possible while providing broad environmental benefits that also demonstrate progress in addressing proposed new federal regulations for CO2 emissions from existing power plants

•	Preparing to meet New Mexico’s increasing renewable energy requirements as cost-effectively as possible
•Increasing energy efficiency participation

Another area of emphasis is the reduction of the amount of fresh water used during electricity generation at PNM’s power plants. The fresh water used per MWh generated has dropped by 19% since 2002, primarily due to the growth of renewable energy sources, the expansion of Afton to a combined-cycle plant that has both air and water cooling systems, and the use of gray water for cooling at Luna. As discussed below, PNM has requested approval to shut down SJGS Units 2 and 3, which would reduce water consumption at that plant by about 50%. In addition to the above areas of focus, the Company is also working to reduce the amount of solid waste going to landfills through increased recycling and reduction of waste. The Company has performed well in this area in the past and expects to continue to do so in the future.
Renewable Energy
PNM’s 2013 renewable procurement strategy almost doubled PNM’s existing solar capacity with the addition of 21.5 MW of utility-owned solar capacity. In addition to the solar expansion, the 2013 plan included a 20-year agreement to purchase energy from a geothermal facility built near Lordsburg, New Mexico. The facility began providing power to PNM in January 2014. The current capacity of the facility is 4 MW and future expansion may result in up to 10 MW of generation capacity. PNM’s 2014 renewable procurement strategy calls for the construction of an additional 23 MW of utility-owned solar capacity, a 20-year PPA for the output of an existing 102 MW wind energy center beginning in 2015, and the purchase of RECs in 2014 and 2015 to meet the RPS. PNM filed its 2015 renewable energy procurement plan on June 2, 2014. The plan meets RPS and diversity requirements within the RCT in 2015 and 2016. PNM’s proposed new procurements include the construction of 40 MW of PNM-owned solar PV facilities in 2015, which are contemplated in PNM’s application to retire SJGS Units 2 and 3 discussed below. PNM expects a decision late in 2014.
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
PNM makes renewable procurements consistent with the plans approved by the NMPRC. PNM believes its currently planned resources will enable it to comply with the NMPRC’s diversity requirements. PNM will continue to procure renewable resources while balancing the bill impact to customers in order to meet New Mexico’s escalating RPS requirements.
SJGS
PNM continues its efforts to comply with the EPA regional haze rule in a manner that minimizes the cost impact to customers while still achieving broad environmental benefits. Additional information about BART at SJGS is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2013 Annual Reports on Form 10-K and in Note 11.
In August 2011, EPA issued a FIP for regional haze that would have required the installation of SCRs on all four units at SJGS by September 2016. Following approval by the majority of the other SJGS owners, PNM, NMED, and EPA agreed, on February 15, 2013, to pursue a revised plan that could provide a new BART path to comply with federal visibility rules at SJGS. The terms of the non-binding agreement would result in the retirement of SJGS Units 2 and 3 by the end of 2017 and the installation of SNCRs on Units 1 and 4 by the later of January 31, 2016 or 15 months after EPA approval of a RSIP from the State of New Mexico. The RSIP has been approved by the EIB and EPA.

In December 2013, PNM made a filing with the NMPRC requesting certain approvals necessary to effectuate the RSIP. On October 1, 2014, PNM filed a stipulation with the NMPRC that, if approved, would settle this case. The stipulation was agreed to by the staff of the NMPRC, the NMAG, NMIEC, and certain other intervenors. The stipulation was opposed by New Energy Economy and certain other intervenors.

Under the terms of the stipulation, PNM would:

•
Retire SJGS Units 2 and 3 at December 31, 2017 and recover over 20 years 50% of their undepreciated book value at that date, after transferring $26 million to SJGS Unit 4, and earn a regulated return on those costs

•	Acquire an additional 132 MW of SJGS Unit 4

•	Include PNM’s ownership of PVNGS Unit 3 as a resource to serve New Mexico retail customers effective January 1, 2018 at a value of $221.1 million ($1,650 per KW)

•	Recover up to $90.6 million of costs for the installation of SNCR equipment and the additional equipment to comply with NAAQS requirements on SJGS Units 1 and 4

•	Not recover approximately $20 million of increased operations and maintenance expenses and other costs incurred in connection with CAA compliance

There would be no initial cost for PNM to acquire the additional 132 MW of SJGS Unit 4 although PNM’s share of capital improvements, including the costs of installing SNCRs, and operating expenses would increase to reflect the increased ownership.

The public hearing in the NMPRC case is scheduled to begin on January 5, 2015. PNM expects a decision from the NMPRC in the first quarter of 2015. PNM is unable to predict if the NMPRC will approve the stipulation. If the stipulation is approved as filed, PNM anticipates it would incur a regulatory disallowance that would include the write-off of 50% of the undepreciated investment in SJGS Units 2 and 3, the write-up of the investment in PVNGS Unit 3 to the amount allowed for recovery, and other impacts of the stipulation. As further described in Note 11, PNM currently estimates the net pre-tax regulatory disallowance would be between $60 million and $70 million.

The RSIP would achieve similar visibility improvements as the installation of SCRs on all four units at SJGS at a lower cost to PNM customers. It has the added advantage of reducing other emissions beyond NOx, including SO2, particulate matter, CO2, and mercury, as well as reducing water usage.

The December 20, 2013 filing also identified a new 177 MW natural gas fired generation source and 40 MW of new utility-scale solar generation to replace a portion of PNM’s share of the reduction in generating capacity due to the retirement of SJGS Units 2 and 3. The additional solar capacity is included in PNM’s 2015 renewable procurement strategy. A proposed stipulated settlement, which is pending approval before the NMPRC, would provide that the additional solar capacity be recovered in base rates rather than through the renewable energy rider. Specific approval for the additional gas facility and the treatment of associated costs will be addressed in future filings.

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

The non-binding resolution, approved by the SJGS Coordination Committee on June 26, 2014, identifies the participants who would be exiting active participation in SJGS effective December 31, 2017, and participants, including PNM, who would retain an interest in the ongoing operation of one or more units of SJGS. The non-binding resolution provides the essential terms of restructured ownership of SJGS between the exiting participants and the remaining participants and addresses other related matters. Also, on June 26, 2014, a non-binding term sheet was approved by all of the remaining participants that provides the essential terms of restructured ownership of SJGS among the remaining participants. The non-binding resolution and term sheet recognize that prior to executing a binding restructuring agreement, the remaining participants will need to have greater certainty in regard to the economic cost and availability of fuel for SJGS for the period after December 31, 2017. See Coal Supply in Note 11, for additional information. In September 2014, the SJGS participants executed a binding Fuel and Capital Funding Agreement to implement certain provisions of the above resolution, including payment by the remaining participants of capital costs for the Unit 4 SNCR project starting July 1, 2014, and acquisition by PNM of the exiting participants’ coal inventory as of January 1, 2015. The Fuel and Capital Funding Agreement is subject to acceptance by FERC. Other definitive agreements among the participants are being negotiated. PNM cannot predict if final agreements will be executed.

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

PNM, as the SJGS operating agent, presented the SNCR project to the participants in Unit 1 and Unit 4 for approval in late October 2013. The project was approved for Unit 1, but the Unit 4 project did not obtain the required percentage of votes for approval. Other capital projects related to Unit 4 were also not approved by the participants. PNM is authorized and obligated under the SJPPA to take reasonable and prudent actions necessary for the successful and proper operation of SJGS pending resolution by the participants. In March 2014 and again in June 2014, PNM requested that the owners of Unit 4 approve certain expenditures critical to being able to comply with the time frame in the RSIP with respect to Unit 4 project. The Unit 4 owners did not approve either of the requests. Thereupon, PNM issued “Prudent Utility Practice” notices that, under the SJPPA, PNM was continuing certain critical activities to keep the Unit 4 project on schedule.
In addition to the regional haze rule, SJGS is required to comply with other rules currently being developed or implemented that affect coal-fired generating units, including recently proposed rules on GHG under Section 111(d) of the CAA. Because of environmental upgrades completed in 2009, SJGS is well positioned to outperform the mercury limit imposed by EPA in the 2011 Mercury and Air Toxics Standards. The major environmental upgrades on each of the four units at SJGS have significantly reduced emissions of NOx, SO2, particulate matter, and mercury. Since 2006, SJGS has reduced NOx emissions by 41%, SO2 by 60%, particulate matter by 69%, and mercury by 99%.
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
PNM continues to expand its environmental stakeholder outreach, piloting small environmental stakeholder dialogue groups on key issues such as renewable energy and energy efficiency planning. PNM also employed proactive stakeholder outreach in two key projects – the development of PNM’s renewable energy procurement plans that involved distributed solar energy developers early in the conversation and the siting of the gas-fired La Luz peaking generation facility near Belen, New Mexico, which featured in-depth community involvement and education early in the planning stages of the project. In both cases highly favorable outcomes were achieved, and controversial negative media coverage was avoided.
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

In Texas, community outreach is centered first on local relationships, specifically with community leaders, nonprofit organizations and key customers in areas served by TNMP. Community liaisons serve in each of TNMP's three geographic business areas, reaching out and ensuring productive lines of communication between TNMP and its customer base.

TNMP maintains long-standing relationships with several key nonprofit organizations, including agencies that support children and families in crisis, food banks, environmental organizations, and educational nonprofits, through employee volunteerism and corporate support. TNMP also actively participates in safety fairs and demonstrations in addition to supporting local chambers of commerce in efforts to build their local economies.

TNMP's energy efficiency program provides unique offers to multiple customer groups, including residential, commercial, government, education, and nonprofit customers. These programs not only enable peak load and consumption reductions, particularly important when extreme weather affects Texas' electric system, but they also demonstrate TNMP's commitment to more than just delivering electricity by partnering with customers to optimize their energy usage.
Economic Factors
In the three and nine months ended September 30, 2014, PNM experienced decreases in weather normalized retail load of 0.2% and 1.9% compared to 2013.  New Mexico’s economy still lags the nation in post-recession recovery. In the three and nine months ended September 30, 2014, TNMP’s weather normalized retail load increased 1.8% and 3.2% compared to 2013. In recent years, New Mexico and Texas have fared better than the national average in unemployment although the unemployment rate in New Mexico exceeded the national average in September 2014. However, employment growth is a stronger predictor of load. Texas’ employment growth rates are well above the national rate, while New Mexico’s employment remains relatively flat.
Results of Operations
A summary of net earnings attributable to PNMR is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(In millions, except per share amounts)
Net earnings attributable to PNMR	$55.7	$54.6	$1.1	$97.3	$92.9	$4.4
Average diluted common and common equivalent shares	80.2	80.3	(0.1)	80.3	80.5	(0.2)
Net earnings attributable to PNMR per diluted share	$0.69	$0.68	$0.01	$1.21	$1.15	$0.06
The components of the change in earnings attributable to PNMR are:

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
	(In millions)
PNM	$(2.5)	$(12.1)
TNMP	2.3	6.5
Corporate and Other	1.3	10.0
Net change	$1.1	$4.4
PNMR’s operational results were affected by the following:

•	Lower retail load at PNM partially offset by higher retail load in at TNMP

•
Rate increases for PNM and TNMP – additional information about these rate increases is provided in Note 17 of the Notes to Consolidated Financial Statements in the 2013 Annual Reports on Form 10-K and Note 12

•	Milder weather in 2014 than 2013

•	Net unrealized gains and losses on mark-to-market economic hedges for sales and fuel costs not recoverable under PNM’s FPPAC

•	Higher prices for sales of power from PVNGS Unit 3

•	Increased income tax expense in 2013 due to impairments of state tax credits and a tax rate change in New Mexico that did not recur in 2014 (Note 13)

•	Other factors impacting results of operation for each segment are discussed under Results of Operations below
 Liquidity and Capital Resources
The Company has revolving credit facilities that provide capacities for short-term borrowing and letters of credit of $300.0 million for PNMR and $400.0 million for PNM, both of which expire in October 2018. In addition, PNM has a $50.0 million revolving credit facility, which expires in January 2018, with banks having a significant presence in New Mexico and TNMP has a $75.0 million revolving credit facility, which expires in September 2018. Total availability for PNMR on a consolidated basis was $814.0 million at October 24, 2014. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.
The Company projects that its total capital requirements, consisting of construction expenditures and dividends, will total $2,608.5 million for 2014-2018, including amounts expended through September 30, 2014. The construction expenditures include estimated amounts related to environmental upgrades at SJGS to address regional haze and the identified sources of replacement capacity under the revised plan for compliance described in Note 11. The construction expenditures also include additional renewable resources anticipated to be required to meet the RPS, additional peaking resources needed to meet needs outlined in PNM’s current IRP, and environmental upgrades at Four Corners. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2014-2018 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements.

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

PNM

The following table summarizes the operating results for PNM:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(In millions)
Electric operating revenues	$335.0	$326.0	$9.0	$873.4	$863.6	$9.8
Cost of energy	115.1	100.2	14.9	304.4	283.7	20.7
Margin	219.9	225.8	(5.9)	569.1	579.9	(10.8)
Operating expenses	101.8	104.7	(2.9)	315.7	311.4	4.3
Depreciation and amortization	27.5	25.9	1.6	81.6	77.8	3.8
Operating income	90.6	95.2	(4.6)	171.7	190.8	(19.1)
Other income (deductions)	3.7	4.5	(0.8)	15.0	14.8	0.2
Net interest charges	(20.1)	(20.1)	—	(59.9)	(60.0)	0.1
Segment earnings before income taxes	74.2	79.6	(5.4)	126.8	145.6	(18.8)
Income (taxes)	(25.1)	(27.7)	2.6	(42.3)	(49.2)	6.9
Valencia non-controlling interest	(3.7)	(4.1)	0.4	(11.1)	(10.9)	(0.2)
Preferred stock dividend requirements	(0.1)	(0.1)	—	(0.4)	(0.4)	—
Segment earnings	$45.2	$47.7	$(2.5)	$73.0	$85.1	$(12.1)

The following table summarizes the significant changes to electric operating revenues, cost of energy, and margin:

	2013/2014 Change
	Three Months Ended September 30,			Nine Months Ended September 30,
	Electric			Electric
	Operating	Cost of		Operating	Cost of
	Revenues	Energy	Margin	Revenues	Energy	Margin
	(In millions)
Customer usage	$(0.3)	$—	$(0.3)	$(9.3)	$—	$(9.3)
Weather	(3.0)	—	(3.0)	(8.7)	—	(8.7)
FPPAC	13.6	13.6	—	12.5	12.5	—
Economy service	1.5	1.5	—	6.0	5.8	0.2
Rio Bravo purchase	—	(1.3)	1.3	—	(1.3)	1.3
Gallup wholesale contract	(1.5)	(0.3)	(1.2)	(0.6)	(0.3)	(0.3)
Renewable energy rider	1.8	0.6	1.2	7.5	2.6	4.9
Energy efficiency rider	1.4	—	1.4	2.9	—	2.9
Unregulated margin	1.1	(0.2)	1.3	3.4	(2.3)	5.7
Net unrealized economic hedges	(4.3)	0.1	(4.4)	(5.2)	0.6	(5.8)
Other	(1.3)	0.9	(2.2)	1.3	3.1	(1.7)
Net change	$9.0	$14.9	$(5.9)	$9.8	$20.7	$(10.8)

The following table shows electric operating revenues by customer class and average number of customers:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(In millions, except customers)
Residential	$127.2	$122.9	$4.3	$317.6	$319.8	$(2.2)
Commercial	127.7	119.1	8.6	326.6	319.5	7.1
Industrial	21.3	21.2	0.1	54.4	57.7	(3.3)
Public authority	8.0	8.2	(0.2)	19.2	20.0	(0.8)
Economy service	9.3	7.8	1.5	29.9	23.9	6.0
Other retail	(1.2)	0.4	(1.6)	4.0	6.2	(2.2)
Transmission	9.5	10.5	(1.0)	28.3	28.5	(0.2)
Firm-requirements wholesale	8.1	10.1	(2.0)	30.0	31.0	(1.0)
Other sales for resale	21.9	18.2	3.7	63.5	52.0	11.5
Mark-to-market activity	3.2	7.6	(4.4)	(0.1)	5.0	(5.1)
	$335.0	$326.0	$9.0	$873.4	$863.6	$9.8
Average retail customers (thousands)	511.4	508.3	3.1	510.6	507.8	2.8

The following table shows GWh sales by customer class:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(Gigawatt hours)
Residential	936.1	955.8	(19.7)	2,442.2	2,543.0	(100.8)
Commercial(1)	1,069.5	1,067.8	1.7	2,942.7	3,001.8	(59.1)
Industrial	254.6	272.2	(17.6)	737.2	798.8	(61.6)
Public authority	74.3	78.4	(4.1)	189.0	205.0	(16.0)
Economy service	188.8	174.9	13.9	572.4	528.6	43.8
Firm-requirements wholesale	105.7	157.6	(51.9)	415.9	484.8	(68.9)
Other sales for resale	602.0	564.2	37.8	1,725.0	1,592.4	132.6
	3,231.0	3,270.9	(39.9)	9,024.4	9,154.4	(130.0)

(1) 2013 numbers reflect an addition of 18.0 GWh, previously included in the three months ended September 30, 2013.

For the three and nine months ended September 30, 2014, retail sales were lower compared to 2013 reflecting a continued sluggish economy in New Mexico. In particular, the Albuquerque metropolitan area continues to lag the nation in economic recovery. Although New Mexico’s economy was not hit as hard by the recession as some other states, it has been reported that Albuquerque is recovering the slowest among the nation’s 100 largest metro areas. For the quarter, employment growth was flat for both New Mexico and Albuquerque and, after an increase in the New Mexico unemployment rate to 7.0% in the first quarter of 2014, the unemployment rate has decreased to 6.6%.  In spite of the economic pressures, PNM experienced year to date average retail customer growth of 0.6%. PNM’s weather normalized retail KWh sales were 0.2% and 1.9% lower for the three and nine months ended September 30, 2014 compared to 2013, which decreased revenues and margin $0.3 million and $9.3 million for the three and nine months ended September 2014. Weather negatively impacted revenues and margin by $3.0 million and $8.7 million during the three and nine months ended September 30, 2014 compared to 2013. Cooling degree days were 4.5% and 7.6% lower for the three and nine months ended September 30, 2014 compared to the same period in 2013. In addition, heating degree days were 13.8% lower for the three months ended March 31, 2014 than in 2013. Cooling degree days only have a minor impact on the first quarter of any year, whereas heating degree days only have a minor impact on the second and third quarter.

PNM implemented new rates for Gallup, its second largest wholesale customer, in July 2013 under a one-year agreement, which improved revenues and margins $0.9 million for the six months ended June 30, 2014 compared to 2013. On March 26, 2014, Gallup notified PNM that the contract for long-term power supply had been awarded to another utility.  PNM’s contract with Gallup ended on June 29, 2014. PNM’s revenues for power sold under the Gallup contract decreased $3.4 million for the three months ended September 30, 2014 compared to 2013. PNM’s revenues for power sold under the Gallup contract totaled $11.7 million during 2013. During the three months ended September 30, 2014, decreases in revenues for the Gallup power contract were partially offset with off-system sales of $1.9 million from the power that would have otherwise been used to serve Gallup and lower fuel expense of $0.3 million.

PNM closed on the acquisition of Rio Bravo, formerly known as Delta, on July 17, 2014. Prior to acquiring Rio Bravo, PNM had a 20 year PPA covering all of the output of the facility, which PNM accounted for as an operating lease and recorded fixed and variable costs in cost of energy. As a result of the Rio Bravo acquisition, cost of energy decreased and margin increased $1.3 million for the three months ended September 30, 2014 compared to 2013. The increase in margin is partially offset by increases in operating and depreciation expenses.

In August 2012, PNM implemented its renewable energy rider, which recovers renewable energy procurement costs to meet the RPS, including the 22 MW of PNM-owned solar PV facilities completed in 2011. In January 2014, PNM increased the rate charged under the rider to include the 21.5 MW of PNM-owned solar PV facilities completed in 2013. See Note 12. For the three and nine months ended September 30, 2014, this rider increased revenues by $1.8 million and $7.5 million. These revenues include a return on investment of $1.2 million and $3.7 million for the three and nine months ended September 30, 2014 compared to $0.7 million and $2.3 million for the three and nine months ended September 30, 2013. Cost of energy, reflecting purchase of RECs and purchase of geothermal power, increased $0.6 million and $2.6 million for the three and nine months ended September 30, 2014. Revenue and margin from PNM’s energy efficiency rider increased $1.4 million and $2.9 million for the three months and nine months ended September 30, 2014. Revenues from these riders also recover incremental operating, depreciation, and interest expenses applicable to these programs.

For the three and nine months ended September 30, 2014, unregulated revenue increased $1.1 million and $3.4 million and unregulated margins increased $1.3 million and $5.7 million. The increased revenues are due to higher market prices for power from PVNGS Unit 3. Lower fuel costs due to the discontinuance of DOE spent nuclear fuel charges for PVNGS Unit 3 decreased cost of energy $0.2 million for the three months ended September 30, 2014 compared to 2013. In addition, gas imbalance settlements lowered cost of energy $2.1 million for the nine months ended September 30, 2014 compared to 2013.

Changes in unrealized mark-to-market gains and losses resulted from economic hedges for sales and fuel costs not covered under the FPPAC, primarily associated with PVNGS Unit 3. Unrealized gains of $3.3 million for the three months ended September 30, 2014 compared to unrealized gains of $7.7 million for the three months ended September 30, 2013, decreased margin by $4.4 million. Unrealized gains of $0.1 million for the nine months ended September 30, 2014 compared to unrealized gains of $5.9 million for the nine months ended September 30, 2013, decreased margin by $5.8 million.

As discussed in Note 12, the NMPRC approved the continuation of PNM’s FPPAC and authorized PNM to recover the remaining under-collected balance in its FPPAC balancing account over 18 months effective July 1, 2014. As a result PNM’s revenues increased for the three and nine months ended September 30, 2014 compared to 2013. These revenues were offset in cost of energy with no impact on margin.

PNM provides economy energy services to a major customer. Although KWh sales to this customer increased for the three and nine months ended September 30, 2014 compared to 2013, there is only a minor impact in margin resulting from providing ancillary services. Other changes in revenues and cost of energy for this customer are a pass through with no impact to margin.

For the nine months ended September 30, 2014, other changes in revenue, cost of energy, and margin includes a $1.7 million increase in cost of energy and decrease in margin related to the resolution of issues covered by the arbitration with SJCC discussed in Note 11. As part of the approval of the continuation of PNM’s FPPAC, PNM retains 10% of the revenue from off-system sales that would otherwise be passed through the FPPAC, effective as of July 1, 2013. PNM recorded revenue of $0.2 million and $1.4 million for the three and nine months ended September 30, 2014. The nine months ended September 30, 2014, includes amounts from July 1, 2013 through the NMPRC approval in April 2014. Other also includes the impacts of off-system purchases and sales that are not passed through PNM’s FPPAC.

For the three months ended September 30, 2014, operating expenses decreased $2.9 million compared to 2013. Higher maintenance expenses for outages at Four Corners, PVNGS, and natural gas-fired plants of $0.8 million, $0.3 million and $0.6 million were partially offset by lower outage expenses of $0.3 million at SJGS. Lower labor and employee benefit expenses of $1.4 million and $0.5 million decreased operating expenses for the three months ended September 30, 2014 compared to 2013. Lower property and casualty claims of $0.4 million and lower bad debt expense of $0.3 million decreased operating expenses for the three months ended September 30, 2014 compared to 2013. Higher capitalized administrative and general expenses due to higher capital expenditures decreased operating expenses by $0.9 million. Higher energy efficiency expenses of $1.2 million for the three months ended September 30, 2014, which are recovered through rider revenue as described above, increased operating expenses. In addition, during the three months ended September 30, 2013, PNM concluded that certain costs that had been deferred as regulatory assets were no longer probable of recovery and recorded a regulatory disallowance of $1.7 million increasing operating expenses compared to 2014.

For the nine months ended September 30, 2014, operating expenses increased $4.3 million compared to 2013. Higher maintenance expenses for outages at Four Corners, PVNGS and natural gas-fired plants of $0.7 million, $0.8 million and $2.0 million were partially offset by lower maintenance expenses of $0.8 million at SJGS. Higher energy efficiency and renewable rider expenses of $2.4 million and $0.8 million increased operating expenses for the nine months ended September 30, 2014 compared to 2013. Higher property taxes of $2.0 million due to increased plant in service and higher assessed property values in Arizona and higher bad debt expense of $0.4 million increased operating expenses for the nine months ended September 30, 2014 compared to 2013. Process improvement initiatives increased operating expense $1.9 million for the nine months ended September 30, 2014 compared to 2013. These increases were partially offset by lower labor and employee benefit expenses of $1.6 million and $0.7 million decreasing operating expenses for the nine months ended September 30, 2014 compared to 2013. Lower property and casualty claims of $0.6 million decreased operating expenses for the nine months ended September 30, 2014 compared to 2013. Higher capitalized administrative and general expenses due to higher capital spend decreased operating expenses

$1.4 million for the nine months ended September 30, 2014 compared to 2013. The regulatory disallowance of $1.7 million in September 2013 further decreased operating expenses in 2014 compared to 2013.

Depreciation and amortization expense increased $1.6 million and $3.8 million for the three and nine months ended September 30, 2014 compared to 2013 due to additions to utility plant in service, including 21.5 MW of PNM-owned solar PV facilities. Depreciation on the PNM-owned solar PV facilities is recovered through the renewable energy rider discussed above.

Other income (deductions) decreased $0.8 million for the three months ended September 30, 2014 and increased $0.2 million for the nine months ended September 30, 2014 compared to 2013. Lower interest income on PVNGS lessor notes of $0.4 million and $1.4 million due to lower outstanding balances decreased interest income for the three and nine months ended September 30, 2014 compared to 2013. Other income (deductions) also reflects the performance of the trusts for nuclear decommissioning and coal mine reclamation, including investment income, gains or losses on sales of investments, management expenses, and taxes paid by the trusts. Pre-tax gains on available-for-sale securities decreased $1.2 million for the three months ended September 30, 2014 and increased $1.3 million for nine months ended September 30, 2014 compared to 2013. In addition, gains of $0.7 million on the disposition of property in 2013 decreased other income (deductions) for the nine months ended September 30, 2014 compared to 2013. PNM recorded expenses of $0.8 million and $1.0 million during the three and nine months ended September 30, 2013 for its commitments to support employment and other economic activities in the "four corners" area, including the Navajo Nation, which did not recur in 2014.

As discussed in Note 13, in September 2014, the Company settled the IRS examination of income tax years 2003 and 2005 through 2008, including the settlement of certain issues for which the Company had previously reflected liabilities related to uncertain tax positions. As a result of the settlement, PNM recorded an additional income tax expense of $1.1 million in June 2014. An income tax benefit of $1.3 million reflected in the Corporate and Other segment offsets this amount.

TNMP

The following table summarizes the operating results for TNMP:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(In millions)
Electric operating revenues	$79.0	$73.7	$5.3	$215.6	$201.4	$14.2
Cost of energy	17.4	14.5	2.9	50.2	41.3	8.9
Margin	61.6	59.2	2.4	165.4	160.1	5.3
Operating expenses	22.3	23.1	(0.8)	63.7	67.3	(3.6)
Depreciation and amortization	13.4	13.9	(0.5)	37.3	37.8	(0.5)
Operating income	25.9	22.3	3.6	64.4	55.0	9.4
Other income (deductions)	0.8	0.7	0.1	1.5	1.4	0.1
Net interest charges	(6.9)	(6.7)	(0.2)	(20.1)	(20.7)	0.6
Segment earnings before income taxes	19.8	16.3	3.5	45.8	35.7	10.1
Income (taxes)	(7.4)	(6.2)	(1.2)	(17.1)	(13.6)	(3.5)
Segment earnings	$12.4	$10.1	$2.3	$28.7	$22.2	$6.5
The following table summarizes the significant changes to total electric operating revenues, cost of energy, and margin:

	2013/2014 Change
	Three Months Ended September 30,			Nine Months Ended September 30,
	Electric			Electric
	Operating	Cost of		Operating	Cost of
	Revenues	Energy	Margin	Revenues	Energy	Margin
	(In millions)
Rate increases	$1.6	$—	$1.6	$4.5	$—	$4.5
Customer usage	0.5	—	0.5	1.1	—	1.1
Customer growth	0.5	—	0.5	1.2	—	1.2
Weather	(1.3)	—	(1.3)	(1.2)	—	(1.2)
Recovery of third-party transmission costs	2.9	2.9	—	8.9	8.9	—
AMS surcharge	1.4	—	1.4	2.7	—	2.7
CTC surcharge	—	—	—	0.4	—	0.4
Hurricane Ike surcharge	(1.7)	—	(1.7)	(4.2)	—	(4.2)
Energy efficiency incentive	1.5	—	1.5	1.5	—	1.5
Other	(0.1)	—	(0.1)	(0.7)	—	(0.7)
Net change	$5.3	$2.9	$2.4	$14.2	$8.9	$5.3
The following table shows total electric operating revenues by retail tariff consumer class, including intersegment revenues, and average number of consumers:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(In millions, except consumers)
Residential	$36.6	$36.4	$0.2	$89.5	$84.1	$5.4
Commercial	25.1	24.0	1.1	73.5	69.8	3.7
Industrial	3.9	3.2	0.7	11.1	9.6	1.5
Other	13.4	10.1	3.3	41.5	37.9	3.6
	$79.0	$73.7	$5.3	$215.6	$201.4	$14.2
Average consumers (thousands) (1)	238.9	235.3	3.6	237.7	234.7	3.0

(1)
TNMP provides transmission and distribution services to REPs that provide electric service to consumers in TNMP’s service territories. The number of consumers above represents the customers of these REPs. Under TECA, consumers in Texas have the ability to choose any REP to provide energy.

The following table shows GWh sales by retail tariff consumer class:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(Gigawatt hours)
Residential	938.8	963.6	(24.8)	2,227.9	2,176.2	51.7
Commercial	731.6	714.7	16.9	1,926.7	1,854.2	72.5
Industrial	715.1	686.1	29.0	2,032.2	1,920.3	111.9
Other	26.5	27.6	(1.1)	75.9	77.3	(1.4)
	2,412.0	2,392.0	20.0	6,262.7	6,028.0	234.7

For the three and nine months ended September 30, 2014, revenues and margin increased by $1.6 million and $4.5 million compared to 2013 due to transmission rate increases in March 2013, September 2013, March 2014, and September 2014. See Note 12. TNMP experienced positive year to date average customer growth of 1.3%, increasing revenues and margin by $0.5 million and $1.2 million for the three and nine months ended September 30, 2014 compared to 2013. Higher weather normalized usage per customer increased revenues and margin by $0.5 million and $1.1 million for the three and nine months ended September 30, 2014 compared to 2013. TNMP’s weather normalized retail KWh sales increased 1.8% and 3.2% for the three and nine months ended September 30, 2014 compared to 2013. Milder weather decreased revenues and margins by $1.3 million and $1.2 million for the three and nine months ended September 30, 2014 compared to 2013. For the three and nine months ended September 30, 2014 compared to 2013, cooling degree days were 4.0% and 3.4% lower. Due to the climate in TNMP’s service territories, variances in cooling degree days have a much larger impact than variances in heating degree days.

Differences between revenues and costs charged by third party transmission providers are deferred and recovered through a transmission cost recovery factor resulting in no impact on margin. Higher transmission cost of energy resulting from rate increases from other transmission service providers within ERCOT increased cost of energy $2.9 million and $8.9 million for the three and nine months ended September 30, 2014 compared to 2013. These increases in cost of energy resulted in TNMP rate increases for the recovery of third party transmission costs increasing revenue by the same amounts.

The AMS surcharge increased revenues and margin by $1.4 million and $2.7 million for the three and nine months ended September 30, 2014 compared to 2013. The CTC surcharge increased revenues and margin by $0.4 million for the nine months ended September 30, 2014 compared to 2013, but was flat for the three months ended September 30. The Hurricane Ike surcharge decreased revenues and margin by $1.7 million and $4.2 million for the three and nine months ended September 30, 2014 compared to 2013. The Hurricane Ike surcharge was terminated in November of 2013 due to full recovery of costs associated with this item. Changes in revenues and margins from these surcharges are offset by changes in operating expenses and depreciation and amortization.

TNMP earned an energy efficiency incentive bonus for having achieved demand savings for the 2013 program year that exceeded its goal. This incentive was approved by the PUCT on September 11, 2014 and increased revenues and margin by $1.5 million for the three and nine months ended September 30, 2014. See Note 12.

Operating expenses decreased $0.8 million and $3.6 million for the three and nine months ended September 30, 2014 compared to 2013. Lower employee healthcare claims of $0.6 million and $1.7 million decreased operating expense for the three and nine months ended September 30, 2014 compared to 2013. Higher capitalization of administrative and general expenses related to higher levels of construction expenditures decreased operating expenses by $0.4 million and $1.4 million for the three and nine months ended September 30, 2014 compared to 2013. Property and casualty claims and vegetation management costs decreased $0.4 million and $0.3 million for the nine months ending September 30, 2014 compared to 2013, but were flat for the three months ended September 30. These decreases were partially offset by higher operating expenses associated with the AMS deployment, which are recovered through the AMS surcharge, of $0.3 million for the three and nine months ended September 30, 2014 compared to 2013.

Depreciation and amortization decreased $0.5 million for the three and nine months ended September 30, 2014 compared to 2013. Depreciation expense associated with the AMS deployment, which is recovered through the AMS surcharge, increased $0.6 million and $1.6 million for the three and nine months ended September 30, 2014 compared to 2013 due to increased AMS deployment. Amortization expense associated with the CTC, which is recovered through the CTC surcharge, increased $0.1 million and $0.6 million for the three and nine months ended September 30, 2014 compared to 2013. In addition, an increase in utility plant in service increased depreciation by $0.4 million and $1.2 million for the three and nine months ended September 30, 2014 compared to 2013. These increases were offset by lower amortization of the Hurricane Ike costs of $1.6 million and $3.9 million for the three and nine months ended September 30, 2014 compared to 2013.

Interest charges increased $0.2 million for the three months ended September 30, 2014 compared to 2013. The issuance of $80.0 million of long-term debt under the TNMP 2013 Bond Purchase Agreement on June 27, 2014 increased interest charges $0.8 million, offset by lower interest charge of $0.5 million due to the maturity of $50.0 million of debt under the TNMP 2011 Term Loan Agreement. See Note 9. Interest charges decreased $0.6 million for the nine months ended September 30, 2014 compared to 2013, primarily due to the April 2013 exchange of $93.2 million of TNMP’s 9.5% First Mortgage Bonds for an equal amount of a new series of 6.95% First Mortgage Bonds offset by the impact of the June 2014 refinancing.

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(In millions)
Total revenues	$—	$—	$—	$—	$—	$—
Cost of energy	—	—	—	—	—	—
Margin	—	—	—	—	—	—
Operating expenses	(3.7)	(3.3)	(0.4)	(10.2)	(10.2)	—
Depreciation and amortization	3.3	3.0	0.3	9.5	9.6	(0.1)
Operating income	0.3	0.3	—	0.7	0.6	0.1
Other income (deductions)	(0.6)	(3.5)	2.9	(1.6)	(7.5)	5.9
Net interest charges	(3.2)	(3.6)	0.4	(9.6)	(11.6)	2.0
Segment earnings (loss) before income taxes	(3.4)	(6.8)	3.4	(10.4)	(18.6)	8.2
Income (taxes) benefit	1.5	3.6	(2.1)	6.0	4.1	1.9
Segment earnings (loss)	$(1.9)	$(3.2)	$1.3	$(4.4)	$(14.4)	$10.0

Operating expenses for Corporate and Other are net of amounts allocated to PNM and TNMP under shared service agreements. Changes in depreciation and amortization are offset in operating expenses as a result of allocation of these costs to other business segments. Changes in depreciation and amortization primarily relate to the timing of the retirement and installation of certain items of computer software and changes in the allocation of certain items to PNM and TNMP.

The changes in other income (deductions) during the three and nine months ended September 30, 2014 compared to 2013 is due to amortization related to corporate investments that became fully amortized in 2013 and premiums paid on the 2013 repurchase of $23.8 million principal amount of PNMR’s 9.25% Senior Unsecured Notes, Series A, due 2015 that did not recur in 2014. Net interest charges decreased primarily due to lower interest charges resulting from the 2013 debt repurchase. The remaining decrease in net interest charges is the result of lower borrowings and lower interest rates on short-term borrowings.

During the first six months of 2013, income (taxes) benefit for Corporate and Other included the impairment of New Mexico wind energy production tax credits of $3.9 million, after federal income tax benefits, and an expense of $1.2 million due to reductions in Corporate and Other’s deferred tax assets resulting from legislation reducing New Mexico Corporate income tax rates. As discussed in Note 13, in June 2014, the Company settled the IRS examination of income tax years 2003 and 2005 through 2008, including the settlement of certain issues for which the Company had previously reflected liabilities related to uncertain tax positions. At that time, an income tax benefit of $1.3 million was reflected in Corporate and Other as a result of the settlement. An additional income tax expense of $1.1 million reflected in the PNM segment offsets this amount. The remaining change in income (taxes) benefit result from income tax benefits of $0.9 million related to amendments of state and federal income tax returns during the three months ended September 30, 2014, the expiration of certain tax credits in 2013, and lower tax benefits due to lower segment losses before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the nine months ended September 30, 2014 compared to September 30, 2013 are summarized as follows:

	Nine Months Ended September 30,
	2014	2013	Change
	(In millions)
Net cash flows from:
Operating activities	$326.2	$311.0	$15.2
Investing activities	(311.7)	(211.4)	(100.3)
Financing activities	11.3	(75.1)	86.4
Net change in cash and cash equivalents	$25.9	$24.5	$1.4

The decreases in PNMR’s cash flow from operation activities relate primarily to $92.9 million lower net tax refunds in the nine months ended September 30, 2014 than in 2013 offset by $60.9 million lower contributions to the PNM and TNMP pension and other post retirement benefit plans in 2014 than in 2013. In addition, refunds to customers of $15.2 million in 2013 related to the settlement of PNM’s transmission rate case did not recur in 2014. Lower retail load at PNM was offset by higher retail load and rate increases at TNMP and other changes in assets and liabilities resulting from normal operations.

The changes in PNMR’s cash flows from investing activities relate primarily to an increase of $59.4 million in utility plant additions in the nine months ended September 30, 2014 compared to 2013. Utility plant additions at PNM were $35.1 million higher in the nine months ended September 30, 2014 compared to 2013, including increases in transmission and distribution additions of $31.2 million and nuclear fuel purchases of $6.8 million. These increases were offset by lower renewable plant additions of $3.1 million. TNMP utility plant additions increased $21.5 million in the nine months ended September 30, 2014 compared to 2013, including increases in transmission and distribution additions of $20.8 million and AMS additions of $0.7 million. Corporate plant additions increased by $2.8 million in 2014 which were partially offset by payments made in 2013 for renovations of the corporate headquarters building. Investing activities in 2014 also includes $36.2 million for the acquisition of Rio Bravo as discussed in Note 5.

The changes in PNMR’s cash flows from financing activities include a $2.5 million reduction in net short-term borrowings in the nine months ended September 30, 2014 compared to 2013. Long-term borrowings in 2014 include the $175.0 million PNM 2014 Term Loan Agreement, which was used to repay amounts under the existing PNM Term Loan Agreement and other short-term borrowings. In addition, 2014 includes the issuance of $80.0 million in long-term debt at TNMP, which was used to repay amounts under the existing TNMP 2011 Term Loan Agreement and other short-term borrowings. In addition, cash paid of $13.0 million in connection with TNMP debt exchange in 2013 did not recur in 2014.

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

On March 5, 2014, PNM entered into the $175.0 million PNM 2014 Term Loan Agreement and used a portion of the funds borrowed thereunder to repay all amounts outstanding under the existing $75.0 million PNM Term Loan Agreement. The funds were also used to repay other short-term amounts outstanding. There were no prepayment penalties paid in connection with the termination of the PNM Term Loan Agreement. The PNM 2014 Term Loan Agreement includes customary covenants and conditions. The PNM 2014 Term Loan Agreement bears interest at a variable rate, which was 1.10% at September 30, 2014, and must be repaid on or before September 4, 2015. At September 30, 2014, the weighted average interest rate was 1.01% for borrowings outstanding under the twelve-month PNMR Term Loan Agreement, which matures in December 2014.

On June 27, 2014, TNMP issued $80.0 million aggregate principal amount of 4.03% first mortgage bonds, due 2024 pursuant to the TNMP 2013 Bond Purchase Agreement dated December 9, 2013. TNMP used $50.0 million of the proceeds to repay the full outstanding amount of the TNMP 2011 Term Loan Agreement and used the remaining $30.0 million of proceeds to reduce short-term debt.

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

Capital Requirements

Total capital requirements consist of construction expenditures and cash dividend requirements for PNMR common stock and PNM preferred stock. Key activities in PNMR’s current construction program include:

•	Upgrading generation resources, including expenditures for compliance with environmental requirements and for renewable energy resources

•	Expanding the electric transmission and distribution systems

•	Purchasing nuclear fuel

Projected capital requirements, including amounts expended through September 30, 2014, are:

	2014	2015-2018	Total
	(In millions)
Construction expenditures	$509.3	$1,801.9	$2,311.2
Dividends on PNMR common stock	58.9	235.8	294.7
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$568.7	$2,039.8	$2,608.5
The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include estimated amounts of $88.5 million related to environmental upgrades at SJGS to address regional haze and $268.3 million related to the identified sources of replacement capacity under the revised plan for compliance described in Note 11. The above construction expenditures also include additional renewable resources anticipated to be required to meet the RPS, additional peaking resources to meet needs outlined in PNM’s current IRP, environmental upgrades at Four Corners of $80.3 million, the purchase of the leased portion of the EIP and the assets underlying three of the PVNGS Unit 2 leases at the expiration of those leases, and the purchase of Rio Bravo. Expenditures for the SJGS and Four Corners environmental upgrades are estimated to be $10.2 million in 2014. See Note 11 and Commitments and Contractual Obligations below. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to be able to pay dividends to PNMR. Note 5 of the Notes to Consolidated Financial Statements in the 2013 Annual Reports on Form 10-K describes regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.
During the nine months ended September 30, 2014, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and borrowings under the PNM 2014 Term Loan Agreement and the TNMP 2013 Bond Purchase Agreement.

In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt that must be paid or refinanced at maturity, including $158.1 million due in the second quarter of 2015 and $175.0 million due in the third quarter of 2015. Note 6 of the Notes to Consolidated Financial Statements in the 2013 Annual Reports on Form 10-K contains information about the maturities of long-term debt. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances, make additional debt repurchases, or enter into other liquidity arrangements in the future.

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
The revolving credit facilities and the PNM New Mexico Credit Facility provide short-term borrowing capacity. The revolving credit facilities also allow letters of credit to be issued. Letters of credit reduce the available capacity under the facilities. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. The Company’s business is seasonal with more revenues and cash flows from operations being generated in the summer months. In general, the Company relies on the credit facilities to be the initial funding source for construction expenditures. Accordingly, borrowings under the facilities may increase over time. Depending on market and other conditions, the Company will periodically sell long-term debt and use the proceeds to reduce the borrowings under the credit facilities. Borrowings under the PNMR Revolving Credit Facility ranged from zero to $14.5 million during the three months ended September 30, 2014 and from zero to $21.1 million during the nine months ended September 30, 2014. Borrowings under the PNM Revolving Credit Facility ranged from zero to $32.6 million during the three months ended September 30, 2014 and from zero to $82.0 million during the nine months ended September 30, 2014. Borrowings under the PNM New Mexico Credit Facility ranged from zero to $15.0 million during the three months ended September 30, 2014 and from zero to $25.0 million during the nine months ended September 30, 2014. TNMP had no borrowings under the TNMP Revolving Credit Facility during the three months ended September 30, 2014 and borrowings ranged from zero to $30.0 million during the nine months ended September 30, 2014. At September 30, 2014, there were no borrowings under any of these facilities. At September 30, 2014, PNM had $6.5 million and TNMP had $19.1 million in borrowings from PNMR under their intercompany loan agreements.
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
The credit ratings for PNMR, PNM, and TNMP were set forth under the heading Liquidity in the MD&A contained in the 2013 Annual Reports on Form 10-K. On January 30, 2014, Moody’s raised the senior unsecured rating for PNMR, the senior unsecured and issuer ratings for PNM, and the senior secured and issuer ratings for TNMP. Moody’s continued to maintain the ratings outlook for PNMR, PNM, and TNMP as positive. On April 30, 2014, S&P changed the outlook for PNMR, PNM, and TNMP to positive from stable. As of October 24, 2014, ratings on the Company’s securities were as follows:

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

A summary of liquidity arrangements, which do not include the PNMR Term Loan Agreement or the PNM 2014 Term Loan Agreement, as of October 24, 2014 is as follows:

	PNMR Separate	PNM Separate	TNMP Separate	PNMR Consolidated
	(In millions)
Financing capacity:
Revolving credit facility	$300.0	$400.0	$75.0	$775.0
PNM New Mexico Credit Facility	—	50.0	—	50.0
Total financing capacity	$300.0	$450.0	$75.0	$825.0

Amounts outstanding as of October 24, 2014:
Revolving credit facility	$—	$—	$—	$—
PNM New Mexico Credit Facility	—	—	—	—
Letters of credit	7.7	3.2	0.1	11.0

Total short-term debt and letters of credit	7.7	3.2	0.1	11.0

Remaining availability as of October 24, 2014	$292.3	$446.8	$74.9	$814.0
Invested cash as of October 24, 2014	$23.1	$—	$—	$23.1
The above table excludes intercompany debt. As of October 24, 2014, PNM had $7.4 million and TNMP had $25.7 million in borrowings from PNMR under their intercompany loan agreements. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.
PNMR can offer new shares of common stock through the PNM Resources Direct Plan under a SEC shelf registration statement that expires in August 2015. PNM has a shelf registration statement for up to $500.0 million of senior unsecured notes that expires in May 2017.
Off-Balance Sheet Arrangements
PNMR’s off-balance sheet arrangements include PNM’s operating lease obligations for PVNGS Units 1 and 2 and the EIP transmission line. These arrangements help ensure PNM the availability of lower-cost generation needed to serve customers. Rio Bravo, formerly known as Delta, was an off-balance sheet arrangement prior to its acquisition in July 2014. See MD&A – Off-Balance Sheet Arrangements and Notes 7 and 9 of the Notes to Consolidated Financial Statements in the 2013 Annual Reports on Form 10-K. See Note 5 and Note 6 for additional information concerning the PVNGS Leases and Rio Bravo.
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

	September 30, 2014	December 31, 2013
PNMR
PNMR common equity	47.7%	48.8%
Preferred stock of subsidiary	0.3%	0.3%
Long-term debt	52.0%	50.9%
Total capitalization	100.0%	100.0%

PNM
PNM common equity	47.2%	48.2%
Preferred stock	0.4%	0.4%
Long-term debt	52.4%	51.4%
Total capitalization	100.0%	100.0%

TNMP
Common equity	58.5%	59.9%
Long-term debt	41.5%	40.1%
Total capitalization	100.0%	100.0%

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
PNM has several programs underway to reduce or offset GHG from its resource portfolio, thereby reducing its exposure to climate change regulation. See Note 12. In 2011, PNM completed construction of 22 MW of utility-scale solar generation located at five sites on PNM’s system throughout New Mexico. In 2013, PNM expanded its renewable energy portfolio by constructing 21.5 MW of utility-scale solar generation. On December 18, 2013, the NMPRC approved PNM’s 2014 renewable energy procurement plan that includes construction of an additional 23 MW of utility-scale solar generation. This additional generation is anticipated to be online by the end of 2014. Since 2003, PNM has purchased the entire output of New Mexico Wind, which has an aggregate capacity of 204 MW, and will purchase the full output of Red Mesa Wind, which has an aggregate capacity of 102 MW, beginning in January 2015. PNM has signed a 20-year PPA for the output of Lightning Dock Geothermal, which began providing power to PNM in January 2014. The current capacity of the facility is 4 MW and future expansion may result in up to 10 MW of generation capacity. Additionally, PNM has a customer distributed solar generation program that represented 30.5 MW at the end of 2013 and is expected to grow to over 39 MW by the end of 2014. Once fully subscribed, the distributed solar programs will reduce PNM’s production from fossil-fueled electricity generation by 117 GWh per year. PNM offers its customers a comprehensive portfolio of energy efficiency and load management programs, with a 2014 budget of $22.5 million. PNM estimates these programs saved approximately 75 GWh of electricity in 2013. Over the next 20 years, PNM projects the expanded energy efficiency and load management programs will provide the equivalent of approximately 13,565 GWh of electricity, which will avoid at least 6.8 million metric tons of CO2 based upon projected emissions from PNM’s system-wide resources. These estimates are subject to change because of the high uncertainty of many of the underlying variables, including changes in demand for electricity, and complex interrelationships between those variables.
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
As of December 31, 2013, approximately 74.7% of PNM’s generating capacity, including resources owned, leased, and under PPAs, all of which is located within the United States, consisted of coal or gas-fired generation that produces GHG. Based on current forecasts, the Company does not expect its output of GHG from existing sources to increase significantly in the near-term. Many factors affect the amount of GHG emitted. For example, if new natural gas-fired generation resources are added to meet increased load as anticipated in PNM’s current IRP, GHG would be incrementally increased. In addition, plant performance could impact the amount of GHG emitted. If PVNGS experienced prolonged outages, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG. As described in Note 11, on February 15, 2013, PNM, NMED, and EPA agreed to pursue a strategy to address the regional haze requirements of the CAA at the coal-fired SJGS, which would include the shutdown of SJGS Units 2 and 3. The shutdown of Units 2 and 3 would result in a reduction of GHG of approximately 50% at SJGS. That agreement also contemplates that gas-fired generation would be built to partially replace the retired capacity. Although replacement power strategies potentially include some gas-fired generation, the reduction in GHG from the retirement of the coal-fired generation would be far greater than the increase in GHG from replacement generation. In September 2013, the EIB approved a RSIP submitted by NMED that encompassed the February 15, 2013 agreement and the RSIP was submitted to EPA for approval on October 18, 2013. Final rules approving the RSIP and withdrawing the FIP were published in the Federal Register on October 9, 2014 and will become effective on November 10, 2014. Because of PNM’s dependence on fossil-fueled generation, any legislation or regulation that imposes a limit or cost on GHG could impact the cost at which electricity is produced. While PNM expects to recover that cost through rates, the timing and outcome of proceedings for cost recovery are uncertain. In addition, to the extent that any additional costs are recovered through rates, customers may reduce their usage, relocate facilities to other areas with lower energy costs, or take other actions that ultimately will adversely impact PNM.
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

On June 26, 2012, the D.C. Circuit rejected challenges to EPA’s 2009 GHG endangerment finding, GHG standards for light-duty vehicles, PSD Interpretive Memorandum (EPA’s so-called GHG “Timing Rule”), and the Tailoring Rule. The Court found that EPA’s endangerment finding and its light-duty vehicle rule “are neither arbitrary nor capricious,” that “EPA’s interpretation of the governing CAA provisions is unambiguously correct,” and that “no petitioner has standing to challenge the Timing and Tailoring Rules.” On October 15, 2013, the United States Supreme Court granted a petition for a Writ of Certiorari regarding the permitting of stationary sources that emit GHG. The Supreme Court limited the question that it would review to: “Whether EPA permissibly determined that its regulation of greenhouse gas emissions from new motor vehicles triggered permitting requirements under the Clean Air Act for stationary sources that emit greenhouse gases.” Specifically, the case deals with whether EPA’s determination that regulation of GHG from motor vehicles required EPA to regulate stationary sources under the PSD and Title V permitting programs. The petitioners argued that EPA’s determination that it was required to regulate GHG under the PSD and Title V Programs was unlawful as it violates Congressional intent.

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

The Presidential Memorandum further directs EPA to allow the use of “market-based instruments” and “other regulatory flexibilities” to ensure standards will allow for continued reliance on a range of energy sources and technologies and that they are developed and implemented in a manner that provides for reliable and affordable energy and to undertake the rulemaking through direct engagement with states, “as they will play a central role in establishing and implementing standards for existing power plants,” and with utility leaders, labor leaders, non-governmental organizations, tribal officials, and other stakeholders.

EPA met the President’s timeline for the reproposal of the GHG NSPS for new sources (under Section 111(b) of the CAA) by releasing the draft rule on September 20, 2013. In accordance with the Presidential Memorandum, EPA will issue a final rule in “a timely fashion thereafter.” The projected release date of the final rule is January of 2015.
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

The Presidential Memorandum directed EPA to issue the proposed GHG NSPS for modified and existing EGUs by June 1, 2014 and to issue the final rule by June 1, 2015. On June 2, 2014, EPA released the proposed rule under Section 111(d) of the

CAA to establish GHG performance standards for existing EGUs. The proposed rule would require state-specific CO2 emission reduction goals based on EPA’s finding of the best system of emissions reductions (“BSER”). States would be required to meet both an interim goal from 2020 to 2029 and a final goal beginning in 2030. The proposed BSER is based on four “building blocks”: 1) a 6% heat rate improvement to coal-fired generation units; 2) a shift in electrical generation from coal-fired and oil/gas-fired EGUs to natural gas combined cycle units (“NGCCs”) such that the NGCCs are at a 70% utilization rate; 3) substitution of fossil fuel generation with renewable resources and new nuclear facilities, and extension of life of about 6% of existing nuclear plants that may be retired; and 4) increases to demand-side energy efficiency programs. States would be required to develop SIPs to reach the CO2 emission reduction goals. The SIPs would need to include enforceable CO2 emission limits that apply to the affected EGUs within the state. EPA is proposing to allow flexibility in how each state achieves the goal including an option to use either a rate-based or mass-based standard and to develop multi-state compliance plans. State SIPs would be due June 30, 2016 with the possibility of an extension to 2017 if a state needs additional time or 2018 if states choose to enter a multi-state approach. Comments on the proposed rule were originally due on or before October 16, 2014, which has been extended to December 1, 2014.

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

On October 28, 2014, EPA issued a supplemental rule proposing CO2 emission rates for U.S. territories and areas of Indian country with existing fossil fuel-fired EGUs, as well as guidelines for plans to achieve those rates.  The supplemental proposal would apply to Four Corners, which is located on the Navajo Nation.  With respect to this plant, EPA applied the four building blocks described in its June 18, 2014 CAA Section 111(d) proposal to establish interim and final goals, expressed as CO2 emission rates.  APS has indicated that if the rule is finalized as proposed, it is unlikely that additional emission reductions would be required as a result of the plant’s past and future actions to comply with the requirements for BART.
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
The ultimate impact of EPA’s regulation of GHG to PNM is unknown because the regulatory requirements, including NSPS requirements, are in draft form and since existing power plants will be regulated by state plans that will not be finalized for several years. PNM estimates that implementation of the RSIP for BART at SJGS, which requires the installation of SNCRs on Units 1 and 4 by the later of January 2016 or 15 months after EPA approval of the RSIP and the retirement of SJGS Units 2 and 3 by the end of 2017, should provide a significant step towards compliance with Section 111(d). PNM is currently reviewing the proposed Section 111(d) rule and is unable to predict the impact of this rule on its fossil fueled generation.
Federal Legislation
Prospects for enactment of legislation imposing a new or enhanced regulatory program to address climate change in Congress are unlikely in 2014 or 2015, although there is growing interest among some policymakers in addressing climate change and there may be legislation in the future.  Instead, EPA is the primary venue for GHG regulation in the near future, especially for coal-fired units. PNM has assessed, and continues to assess, the impacts of potential climate change legislation or regulation on its business.  This assessment is ongoing and future changes arising out of the legislative or regulatory process could impact the assessment significantly.  PNM’s assessment includes assumptions regarding the specific GHG limits, the timing of implementation of these limits, the possibility of a cap and trade program including the associated costs and the availability of offsets, the development of technologies for renewable energy and to reduce emissions, and provisions for cost containment. Moreover, the assessment assumes various market reactions such as the price of coal and gas and regional plant economics.  These assumptions, at best, are preliminary and speculative. However, based upon these assumptions, the enactment of climate change legislation could, among other things, result in significant compliance costs, including large capital expenditures by PNM, and could jeopardize the economic viability of certain generating facilities. See Note 11.  In turn, these consequences could lead to increased costs to customers and affect results of operations, cash flows, and financial condition if the incurred costs are not fully recovered through regulated rates. Higher rates could also contribute to reduced usage of electricity.  PNM’s assessment process is ongoing, but too preliminary and speculative at this time for the meaningful prediction of financial impact.
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

International Accords

The United Nations Framework Convention on Climate Change (“UNFCCC”) is an international environmental treaty that was produced at the United Nations Conference on Environment and Development (informally known as the Earth Summit). Since the UNFCCC entered into force in March 1994, the parties, including the United States, have been meeting annually in Conferences of the Parties (“COP”) to assess progress in dealing with climate change and, beginning in the mid-1990s, to negotiate the Kyoto Protocol to establish legally binding obligations for developed countries to reduce their GHG. Specifically, the objective is to “stabilize greenhouse gas concentrations in the atmosphere at a level that would prevent dangerous anthropogenic interference with the climate system.” The Company monitors the proceedings of the UNFCCC, including the annual COP meetings, to determine potential impacts to its business activities.  At the COP meeting in 2011, participating nations, including the United States, agreed that in 2015, they would sign an international treaty requiring all nations to begin reducing carbon emissions by 2020. Known as the Durban Platform for Enhanced Action, the new treaty would supplant the Kyoto Protocol, which was adopted in 1997, that targeted only industrialized nations for mandatory climate emission reductions. The Obama administration plans to release its commitment in March of 2015 and the treaty is scheduled to be finalized in late 2015. PNM will continue to monitor the United States participation in international accords. However, the Company believes that the Obama administration’s target will be based on EPA’s current proposals to regulate carbon and that implementation of the RSIP for BART at SJGS should provide a significant step towards compliance with the requirements.

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
A final ballot for MOD-001-2 concluded on December 20, 2013 and received sufficient affirmative votes for approval. On February 10, 2014, NERC filed with FERC a petition for approval of MOD-001-2 and retirement of reliability standards MOD-001-1a, MOD-004-1, MOD-008-1, MOD-028-2, MOD-029-1a, and MOD-030-2. On June 19, 2014, FERC issued a NOPR to approve a new reliability standard. The MOD-001-2 standard will become effective on the first day of the calendar quarter that is 18 months after the date the standard is approved by FERC. MOD-001-2 will replace multiple existing reliability standards and will remove the risk of reduced TTC for PNM and other western utilities.
In July 2011, FERC issued Order 1000 adopting new requirements for transmission planning, cost allocation, and development.  Order 1000 calls for significant changes to the transmission process of WestConnect, an organization of utility companies providing transmission of electricity in the western region that includes PNM.  On October 11, 2012, PNM and other WestConnect participants filed modified versions of Attachment K to their transmission tariffs to meet Order 1000 regional compliance requirements. Thirteen intervention motions were filed, with several objecting to and/or protesting various provisions of the filings submitted by the WestConnect participants. On December 17, 2012, the WestConnect participants filed responses to the issues raised by the intervenors. On March 22, 2013, FERC issued its order regarding PNM’s and six other WestConnect FERC jurisdictional utilities compliance filings. FERC partially accepted many aspects of the filings including the governance structure that gives the transmission owners a veto authority over the regional plan and cost allocations. A major change directed by FERC is the requirement that the cost allocations be binding on identified beneficiaries and that a process be created that will result in a qualified developer being selected. PNM and the other WestConnect FERC jurisdictional entities submitted their regional compliance filings on September 20, 2013 to address and comply with the March 22, 2013 FERC order. On July 11, 2013, the WestConnect participants submitted their cost allocation and inter-regional coordination plan compliance filing between WestConnect and other regions. On September 18, 2014, FERC issued its order regarding PNM’s and six other WestConnect FERC jurisdictional utilities’ compliance filings. The WestConnect members are evaluating the order and will be required to make a compliance filing on or before November 17, 2014 to address its requirements.

Financial Reform Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Reform Act”), enacted in July 2010, includes provisions that will require certain over-the-counter derivatives, or swaps, to be centrally cleared and executed through an exchange or other approved trading facility. It also includes provisions related to swap transaction reporting and record keeping and may impose margin requirements on swaps that are not centrally cleared. The United States Commodity Futures Trading Commission (“CFTC”) has published final rules defining several key terms related to the act and has set compliance dates for various types of market participants. The Dodd-Frank Reform Act provides exemptions from certain requirements, including an exception to the mandatory clearing and swap facility execution requirements for commercial end-users that use swaps to hedge or mitigate commercial risk.  PNM expects to qualify for this exception. PNM also expects to be able to comply with its requirements under the Dodd-Frank Reform Act and related rules within the time frames required by the CFTC. However, as a result of the Dodd-Frank Reform Act and related rules, PNM’s swap activities could be subject to increased costs, including from higher margin requirements. In addition, implementation of, and compliance with, the swaps provisions of the Dodd-Frank Reform Act and related rules by PNM’s swap counterparties could result in increased costs. At this time, PNM cannot predict the ultimate impact the Dodd-Frank Reform Act may have on PNM’s financial condition, results of operations, cash flows, or liquidity.

Other Matters

On March 25, 2013, a petition was filed by IBEW Local 66 with the National Labor Relations Board seeking to certify a union at TNMP for utility workers. On April 12, 2013, a second petition was filed by IBEW Local 66 with the National Labor Relations Board seeking to certify a union at TNMP for meter technicians, who were not included in the original petition. Approximately 200 employees were covered by the petitions. Elections to determine whether the IBEW would represent the employees were held in May 2013.  The employees voted to unionize through both petitions and contract negotiations have begun. Subsequently, on June 25, 2013, a third petition was filed by IBEW Local 66 with the National Labor Relations Board seeking to include a group of three relay technicians, who were not included in the original petition. In August 2013, the relay technicians voted to unionize and contract negotiations have begun. As of September 30, 2014, TNMP had 190 employees represented by IBEW Local 66. The parties are still in negotiations on a collective bargaining agreement.

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

As of September 30, 2014, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s 2013 Annual Reports on Forms 10-K. The policies disclosed included unbilled revenues, regulatory accounting, impairments, decommissioning and reclamation costs, derivatives, pension and other postretirement benefits, accounting for contingencies, income taxes, and market risk.

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

Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM, and TNMP caution readers not to place undue reliance on these statements. PNMR’s, PNM’s, and TNMP’s business, financial condition, cash flows, and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors include:

•
The ability of PNM and TNMP to recover costs and earn allowed returns in regulated jurisdictions, including treatment of SJGS Units 2 and 3 at the date of their proposed early retirement as contemplated in the stipulated settlement pending before the NMPRC in connection with the RSIP to comply with the regional haze provisions of the CAA

•	The ability of the Company to successfully forecast and manage its operating and capital expenditures

•
State and federal regulation or legislation relating to environmental matters, including the RSIP for SJGS’s compliance with the CAA, the resultant costs of compliance, and other impacts on the operations and economic viability of PNM’s generating plants

•
Uncertainty surrounding the status of PNM’s participation in jointly-owned generation projects resulting from the scheduled expiration of the operational agreements for SJGS and Four Corners, as well as the fuel supply agreement for SJGS, including potential restructuring and approval issues at SJGS and Four Corners necessary for operational and environmental compliance matters

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
Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 7, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2014 and the year ended December 31, 2013, the Company had no commodity derivative instruments designated as cash flow hedging instruments.
Commodity contracts, other than those that do not meet the definition of a derivative under GAAP, and those derivatives designated as normal purchases and normal sales, are recorded at fair value on the Condensed Consolidated Balance Sheets. The following table details the changes in PNMR’s net asset or liability balance sheet position for mark-to-market energy transactions.

	Nine Months Ended
	September 30,
	2014	2013
Economic Hedges	(In thousands)
Sources of fair value gain (loss):
Net fair value at beginning of period	$3,273	$1,204
Amount realized on contracts delivered during period	2,005	(306)
Changes in fair value	(1,938)	6,164
Net mark-to-market change recorded in earnings	67	5,858
Net change recorded as regulatory assets and liabilities	(166)	601
Net fair value at end of period	$3,174	$7,663
The following table provides the maturity of PNMR's net assets (liabilities), giving an indication of when these mark-to-market amounts will settle and generate (use) cash.

Fair Value of Mark-to-Market Instruments at September 30, 2014

	Settlement Dates
	2014	2015	2016
	(In thousands)
Economic hedges
Prices actively quoted	$—	$—	$—
Prices provided by other external sources	586	2,963	(375)
Prices based on models and other valuations	—	—	—
Total	$586	$2,963	$(375)

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
PNM measures VaR for the positions in its wholesale portfolio (not covered by the FPPAC). For the nine months ended September 30, 2014, the high, low, and average VaR amounts were $1.3 million, $0.6 million, and $0.9 million. For the year ended December 31, 2013, the high, low, and average VaR amounts were $1.4 million, $0.6 million, and $0.9 million. At September 30, 2014 and December 31, 2013, the VaR amounts for the PNM wholesale portfolio were $0.9 million and $0.6 million.
The VaR limits, which were not exceeded during the nine months ended September 30, 2014 or the year ended December 31, 2013, represent an estimate of the potential gains or losses that could be recognized on the Company’s portfolios, subject to market risk, given current volatility in the market, and are not necessarily indicative of actual results that may occur, since actual future gains and losses will differ from those estimated. Actual gains and losses may differ due to actual fluctuations in market prices, operating exposures, and the timing thereof, as well as changes to the underlying portfolios during the year.

Credit Risk

The Company is exposed to credit risk from its retail and wholesale customers, as well as the counterparties to derivative instruments. The Company conducts counterparty risk analysis across business segments and uses a credit management process to assess the financial conditions of counterparties. The following table provides information related to PNMR’s credit exposure by the credit worthiness (credit rating) and concentration of credit risk for counterparties to derivative transactions. All credit exposures at September 30, 2014 will mature in less than two years.

Schedule of Credit Risk Exposure
September 30, 2014

Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$7,408	1	$6,436
Non-investment grade	—	—	—
Internal ratings:
Investment grade	145	—	—
Non-investment grade	121	—	—
Total	$7,674		$6,436

(1)
The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)
The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than firm-requirements wholesale customers), forward sales, and short-term sales. The exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At September 30, 2014, PNMR held $0.2 million of cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of September 30, 2014 was $6.4 million.

The PVNGS lessor notes are not exposed to credit risk, since the notes are repaid as PNM makes payments on the underlying leases. Other investments have no significant counterparty credit risk.

Interest Rate Risk

The majority of the Company’s long-term debt is fixed-rate debt and does not expose earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of PNMR’s consolidated long-term debt instruments would increase by 2.0%, or $41.5 million, if interest rates were to decline by 50 basis points from their levels at September 30, 2014. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity. At October 24, 2014, PNMR, PNM, and TNMP had no short term debt outstanding under their revolving credit facilities, which allow for a maximum aggregate borrowing capacity of $300.0 million for PNMR, $400.0 million for PNM, and $75.0 million for TNMP. PNM had no borrowings under its $50.0 million PNM New Mexico Credit Facility at October 24, 2014. The revolving credit facilities, the PNM New Mexico Credit Facility, the $175.0 million PNM 2014 Term Loan Agreement, and the $100.0 million PNMR Term Loan Agreement bear interest at variable rates, which averaged 1.01% for the PNMR Term Loan Agreement and 1.10% for the PNM 2014 Term Loan Agreement on October 24, 2014, and the Company is exposed to interest rate risk to the extent of future increases in variable interest rates.

The investments held by PNM in trusts for decommissioning and reclamation had an estimated fair value of $235.9 million at September 30, 2014, of which 42.0% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 50 basis points from their levels at September 30, 2014, the decrease in the fair value of the fixed-rate securities would be 3.5%, or $3.5 million.

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

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation include certain equity securities at September 30, 2014. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 56.6% of the securities held by various trusts as of September 30, 2014. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $13.4 million.

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

Changes in internal controls

There have been no changes in each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Notes 11 and 12 for information related to the following matters, for PNMR, PNM, and TNMP, incorporated in this item by reference.

Note 11

•	The Clean Air Act – Regional Haze – SJGS

•	The Clean Air Act – Regional Haze – Four Corners

•	The Clean Air Act – Four Corners BART FIP Challenge

•	The Clean Air Act – Regional Haze Challenges

•	The Clean Air Act – Citizen Suit Under the Clean Air Act

•	The Clean Air Act – Four Corners Clean Air Act Lawsuit

•	WEG v. OSM NEPA Lawsuit

•	Navajo Nation Environmental Issues

•	Santa Fe Generating Station

•	Continuous Highwall Mining Royalty Rate

•	SJCC Arbitration

•	Four Corners Severance Tax Assessment

•	PVNGS Water Supply Litigation

•	San Juan River Adjudication

•	Rights-of-Way Matter

•	Complaint Against Southwestern Public Service Company

•	Navajo Nation Allottee Matters

Note 12

•	PNM – Renewable Portfolio Standard

•	PNM – Energy Efficiency and Load Management

•	PNM – FPPAC Continuation Application

•	PNM – Integrated Resource Plan

•	PNM – Applications for Approvals to Purchase Rio Bravo

•	PNM – Application for Approval of La Luz Generating Station

•	PNM – San Juan Generating Station Units 2 and 3 Retirement

•	PNM – Formula Transmission Rate Case

•	TNMP – Advanced Meter System Deployment

•	TNMP – Energy Efficiency

•	TNMP – Transmission Cost of Service Rates

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

ITEM 6. EXHIBITS

3.1	PNMR	Articles of Incorporation of PNMR, as amended to date (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed November 21, 2008)

3.2	PNM	Restated Articles of Incorporation of PNM, as amended through May 31, 2002 (incorporated by reference to Exhibit 3.1.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

3.3	TNMP	Articles of Incorporation of TNMP, as amended through July 7, 2005 (incorporated by reference to Exhibit 3.1.2 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

3.4	PNMR	Bylaws of PNMR, with all amendments to and including December 8, 2009 (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed December 11, 2009)

3.5	PNM	Bylaws of PNM, with all amendments to and including May 31, 2002 (incorporated by reference to Exhibit 3.1.2 to PNM’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002)

3.6	TNMP	Bylaws of TNMP, with all amendments to and including June 18, 2013 (incorporated by reference to Exhibit 3.6 to TNMP’s Current Report on Form 8-K filed June 20, 2013)

10.1	PNM	Amendment No. Six to Underground Coal Sales Agreement executed October 2, 2014 among San Juan Coal Company, PNM, and Tucson Electric Power Company and acknowledged by San Juan Transportation Company

10.2	PNM
San Juan Generation Station Fuel and Capital Funding Agreement dated September 12, 2014 among PNM, Tucson Electric Power Company, The City of Farmington, New Mexico, M-S-R Public Power Agency, The Incorporated County of Los Alamos, New Mexico, Southern California Public Power Authority, City of Anaheim, Utah Associated Municipal Power Systems, and Tri-State Generation and Transmission Association, Inc.

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

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	October 31, 2014	/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Corporate Controller
(Officer duly authorized to sign this report)