Form 10-K
period 2014-12-31
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2015-02-27
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014

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
As of February 20, 2015, shares of common stock outstanding were:

PNMR	79,653,624
PNM	39,117,799
TNMP	6,358
On June 30, 2014, the aggregate market value of the voting common stock held by non-affiliates of PNMR as computed by reference to the New York Stock Exchange composite transaction closing price of $29.33 per share reported by The Wall Street Journal, was $2,336,240,792. PNM and TNMP have no common stock held by non-affiliates.
PNM AND TNMP MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I) (1) (a) AND (b) OF FORM 10-K AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (I) (2).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference into Part III of this report:
Proxy Statement to be filed by PNMR with the SEC pursuant to Regulation 14A relating to the annual meeting of stockholders of PNMR to be held on May 12, 2015.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
ABO	Accumulated Benefit Obligation
Afton	Afton Generating Station
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APBO	Accumulated Postretirement Benefit Obligation
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
BACT	Best Available Control Technology
BART	Best Available Retrofit Technology
BDT	Balanced Draft Technology
BHP	BHP Billiton, Ltd, the parent of SJCC
Board	Board of Directors of PNMR
BTU	British Thermal Unit
CAA	Clean Air Act
CCB	Coal Combustion Byproducts
CCN	Certificate of Convenience and Necessity
CO2	Carbon Dioxide
CTC	Competition Transition Charge
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
Delta	Delta-Person Generating Station
DOE	United States Department of Energy
DOI	United States Department of Interior
EGU	Electric Generating Unit
EIB	New Mexico Environmental Improvement Board
EIP	Eastern Interconnection Project
EIS	Environmental Impact Study
EPA	United States Environmental Protection Agency
EPE	El Paso Electric
ERCOT	Electric Reliability Council of Texas
ESA	Endangered Species Act
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
First Choice	FCP Enterprises, Inc. and Subsidiaries
Four Corners	Four Corners Power Plant
FPL	FPL Energy New Mexico Wind, LLC
FPPAC	Fuel and Purchased Power Adjustment Clause
GAAP	Generally Accepted Accounting Principles in the United States of America
Gallup	City of Gallup, New Mexico
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
IBEW	International Brotherhood of Electrical Workers
IRP	Integrated Resource Plan
IRS	Internal Revenue Service

ISFSI	Independent Spent Fuel Storage Installation
KW	Kilowatt
KWh	Kilowatt Hour
LIBOR	London Interbank Offered Rate
Lightning Dock Geothermal	Lightning Dock geothermal power facility, also known as the Dale Burgett Geothermal Plant
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBTU	Million BTUs
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, Navajo Nation Safe Drinking Water Act, and Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
NEC	Navopache Electric Cooperative, Inc.
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Council
New Mexico Wind	New Mexico Wind Energy Center
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NMAG	New Mexico Attorney General
NMED	New Mexico Environment Department
NMIEC	New Mexico Industrial Energy Consumers Inc.
NMPRC	New Mexico Public Regulation Commission
NOx	Nitrogen Oxides
NOPR	Notice of Proposed Rulemaking
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
OCI	Other Comprehensive Income
OPEB	Other Post Employment Benefits
Optim Energy	Optim Energy, LLC, a limited liability company, formerly known as EnergyCo, LLC
OSM	United States Office of Surface Mining Reclamation and Enforcement
PBO	Projected Benefit Obligation
PCRBs	Pollution Control Revenue Bonds
PG&E	Pacific Gas and Electric Co.
PNM	Public Service Company of New Mexico and Subsidiaries
PNM 2013 Term Loan Agreement	PNM’s $75.0 Million Unsecured Term Loan
PNM 2014 Term Loan Agreement	PNM’s $175.0 Million Unsecured Term Loan
PNM Multi-draw Term Loan	PNM’s $125.0 Million Unsecured Multi-draw Term Loan Facility
PNM New Mexico Credit Facility	PNM’s $50.0 Million Unsecured Revolving Credit Facility
PNM Revolving Credit Facility	PNM’s $400.0 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of PNMR

v

PNMR Revolving Credit Facility	PNMR’s $300.0 Million Unsecured Revolving Credit Facility
PNMR Term Loan Agreement	PNMR’s $100.0 Million Unsecured Term Loan
PPA	Power Purchase Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
RCRA	Resource Conservation and Recovery Act
RCT	Reasonable Cost Threshold
REA	New Mexico’s Renewable Energy Act of 2004
REC	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
Rio Bravo	Rio Bravo Generating Station, formerly know as Delta
RMC	Risk Management Committee
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
RSIP	Revised State Implementation Plan
SCE	Southern California Edison Company
SCPPA	Southern California Public Power Authority
SCR	Selective Catalytic Reduction
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SJPPA	San Juan Project Participation Agreement
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
SPS	Southwestern Public Service Company
SRP	Salt River Project
S&P	Standard and Poor’s Ratings Services
TCEQ	Texas Commission on Environmental Quality
TECA	Texas Electric Choice Act
Tenth Circuit	United States Court of Appeals for the Tenth Circuit
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2011 Term Loan Agreement	TNMP’s $50.0 Million Secured Term Loan
TNMP Revolving Credit Facility	TNMP’s $75.0 Million Secured Revolving Credit Facility
TNP	TNP Enterprises, Inc. and Subsidiaries
Tri-State	Tri-State Generation and Transmission Association, Inc.
Tucson	Tucson Electric Power Company
UAMPS	Utah Associated Municipal Power System
Valencia	Valencia Energy Facility
VaR	Value at Risk
WACC	Weighted Average Cost of Capital
WEG	WildEarth Guardians
WSPP	Western Systems Power Pool

PART I

ITEM 1.	BUSINESS

THE COMPANY
Overview
PNMR is an investor-owned holding company with two regulated utilities providing electricity and electric services in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP. PNMR is focused on achieving the following strategic goals:

•	Earning authorized returns on its regulated businesses

•	Continuing to improve credit ratings

•	Providing a top quartile total return to investors

PNMR’s success in accomplishing these strategic goals is highly dependent on continued favorable regulatory treatment for its regulated utilities. Both PNM and TNMP seek cost recovery for their investments through general rate cases and various rate riders. PNM filed a general rate case with the NMPRC in December 2014. Additional information about rate filings is provided in Operations and Regulation below and in Note 17.

PNMR’s common stock trades on the New York Stock Exchange under the symbol PNM. PNMR was incorporated in the State of New Mexico in 2000.

Other Information

These filings for PNMR, PNM, and TNMP include disclosures for each entity. For discussion purposes, this report uses the term “Company” when discussing matters of common applicability to PNMR, PNM, and TNMP. Discussions regarding only PNMR, PNM, or TNMP are so indicated. A reference to “MD&A” in this report refers to Part II, Item 7. –Management’s Discussion and Analysis of Financial Condition and Results of Operations. A reference to a “Note” refers to the accompanying Notes to Consolidated Financial Statements.

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
Our corporate Internet addresses are:

•	PNMR: www.pnmresources.com

•	PNM: www.pnm.com

•	TNMP: www.tnmp.com

In addition to the corporate websites, PNM established a website, www.PowerforProgress.com, dedicated to showing how it balances delivering reliable power at affordable prices and protecting the environment. This website is designed to be a resource for the facts about PNM's operations and support efforts, including plans for building a sustainable energy future for New Mexico. The contents of these websites are not a part of this Form 10-K. The SEC filings of PNMR, PNM, and TNMP, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are accessible free of charge on the PNMR website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. These reports are also available in print upon request from PNMR free of charge.

Also available on the Company’s website at http://www.pnmresources.com/corporate-governance.aspx and in print upon request from any shareholder are our:

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

Other services provided by PNM include transmission services to third parties as well as the generation and sale of electricity into the wholesale market, which services are regulated by FERC. PNM owns or leases transmission lines, interconnected with other utilities in New Mexico, Texas, Arizona, Colorado, and Utah. The largest retail electric customer served by PNM accounted for 3.4% of the utility’s revenues for the year ended December 31, 2014. PNM was incorporated in the State of New Mexico in 1917.

NMPRC Regulated Retail Rate Proceedings

Customer rates for retail electric service are set by the NMPRC. PNM filed a general rate case with the NMPRC in December 2014. PNM’s application proposes a revenue increase of $107.4 million, effective January 1, 2016, based on a calendar 2016 future year test and a ROE of 10.5%. PNM requested this increase to account for infrastructure investments made since its last rate case and investments needed in the next two years to provide reliable service to PNM’s retail customers, as well as to reflect declining sales growth in PNM’s service territory. PNM is proposing several changes to rate design to establish fair and equitable pricing across rate classes and to better align cost recovery with cost causation, including an access charge to customers installing photovoltaic systems after December 31, 2015. See Note 17 for additional information concerning this filing.

PNM’s previous general rate case filing was made in June 2010. In August 2011, the NMPRC issued a final order that included, among other things, a $72.1 million increase in annual non-fuel revenues for New Mexico retail customers. As permitted by that order, PNM filed an application in January 2012 for a rate rider to collect costs for renewable energy procurements incurred after December 31, 2010 that are not otherwise being collected in rates. The rider will terminate upon a final order in PNM’s next general rate case unless that order authorizes a continuation of the rider. As a separate component of the rider, if PNM’s earned return on jurisdictional equity in a calendar year, adjusted for weather and other items not representative of normal operation, exceeded 10.5%, it would refund to customers during May through December of the following year the amount over 10.5%. PNM’s earned return on jurisdictional equity did not exceed 10.5% in 2013 or 2014.

FERC Regulated Wholesale Operations
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
In December 2012, PNM filed a notice with FERC to increase its wholesale electric transmission rates for all of its transmission customers. The filing represents a formula based rate as contemplated by the approved settlement in the case described above. The proposed increase of $1.3 million, as updated, went into effect, subject to refund, on August 2, 2013. On May 1, 2014, PNM updated its formula rate incorporating 2013 data resulting in a $0.5 million rate increase over the then current rates. The updated rate request went into effect on May 30, 2014, subject to refund. The parties have engaged in settlement negotiations and PNM anticipates that a settlement will be filed with FERC in the near future. There is no required time frame for FERC to act upon a settlement. PNM is unable to predict the outcome of this proceeding.

PNM has entered into firm-requirements wholesale contracts to provide electricity to various customers. These contracts contain both capacity charges and energy charges. Capacity charges are monthly payments for a commitment of resources to service the contract requirements. Energy charges are payments based on the amount of electricity delivered to the customer and are intended to compensate for the variable costs incurred to provide the energy. The average billing demands for PNM’s firm-requirements wholesale customers aggregate approximately 62 MW, excluding the contract with Gallup that expired in 2014. No firm-requirements customer of PNM accounted for more than 2.5% of PNM’s revenues for the year ended December 31, 2014.

In September 2011, PNM filed with FERC to increase rates for electric service and ancillary services provided to NEC, PNM’s largest firm-requirements wholesale customer. PNM also requested a traditional FPPAC and full recovery of certain third-party transmission charges. FERC issued an order allowing the increased rates to be collected beginning April 14, 2012, subject to refund. The parties agreed to a settlement providing for an increase in rates of $5.3 million and an extension of the contract for 10 years through December 31, 2035. FERC approved the settlement in April 2013. PNM provided both energy and power services to Gallup, which was its second largest firm-requirements wholesale customer, under an electric service agreement that expired on June 30, 2014. PNM’s recently filed general rate case discussed above includes a reallocation of costs among regulatory jurisdictions reflecting the termination of the contract to serve Gallup. See Results of Operations in MD&A and Note 17.

PNM also provides electricity at wholesale to the City of Aztec, New Mexico under a contract that expires on June 30, 2016. In 2014, PNM entered into a contract with the Jicarilla Apache Nation to provide electricity at wholesale through May 8, 2016, which date can be extended through May 8, 2019, if approved by the NMPRC.

PNM’s current authorization under FERC regulation requires that revenue requirements for sales of electricity at wholesale are to be based on PNM’s costs of providing such service. In August 2014, PNM filed an application with FERC to allow PNM to enter into arrangements to sell electricity at wholesale prices within PNM’s balancing authority area using rates that are based on market conditions. There is no statutory requirement for FERC to act upon this application within a specified period of time. PNM cannot predict if FERC will grant the request to sell at market-based rates.

Operational Information

Weather-normalized retail electric KWh sales decreased by 1.7% in 2014 and 1.8% in 2013. The system peak demands for retail and firm-requirements customers decreased in 2014 and increased in 2013. The system peak demands were as follows:

System Peak Demands

	2014	2013	2012
	(Megawatts)
Summer	1,878	2,008	1,948
Winter	1,471	1,576	1,523

PNM holds long-term, non-exclusive franchise agreements for its electric retail operations, with varying expiration dates. These franchise agreements allow the utility to access public rights-of-way for placement of its electric facilities. Franchise agreements have expired in some areas PNM serves, including Albuquerque, Rio Rancho, and Santa Fe. Because PNM remains obligated under New Mexico state law to provide service to customers in these areas, the expirations should not have a material adverse impact. The Albuquerque, Rio Rancho, and Santa Fe metropolitan areas accounted for 48.0%, 10.5%, and 9.6% of PNM’s 2014 revenues and no other franchise area represents more than 5%. Although PNM is not required to collect or pay franchise fees in some areas it serves, the utility continues to collect and pay such fees in certain parts of its service territory, including Albuquerque, Rio Rancho, and Santa Fe.

As discussed in Note 16, the County Commission of Bernalillo County, New Mexico passed an ordinance on January 28, 2014 that would require PNM and other utilities to enter into a use agreement and pay a yet to be determined fee as a condition for installing, maintaining, and operating facilities on county rights-of-way. PNM and other utilities have filed complaints in federal and state courts challenging the validity of the ordinance. If the challenge to the ordinance is unsuccessful, PNM believes any fees paid pursuant to the ordinance would be considered franchise fees and would be recoverable from customers. PNM is unable to predict the outcome of this matter.

PNM owns or leases 3,197 circuit miles of electric transmission lines that interconnect with other utilities in New Mexico, Arizona, Colorado, Texas, and Utah. There has been little development of new transmission facilities in recent years. Therefore, most of the capacity on PNM’s transmission system is fully committed during peak hours, with very little to no additional access available on a firm commitment basis. These factors result in physical constraints on the system and limit the ability to wheel power into PNM’s service area from outside of New Mexico.

PNM also generates and sells electricity into the wholesale market. Because PNM’s 134 MW share of Unit 3 at PVNGS currently is excluded from retail rates, that unit’s power is being sold in the wholesale market and any earnings or losses are realized by shareholders. PNM has contracted to sell 100% of PVNGS Unit 3 output through 2015, at market price plus a premium.  Through hedging arrangements that are accounted for as economic hedges, PNM has established fixed rates for substantially all of these sales. As discussed in Note 16, PNM has requested NMPRC approval to include PVNGS Unit 3 as a jurisdictional resource to serve New Mexico retail customers beginning in 2018 as part of the revised plan to comply with the regional haze requirements of the CAA. Beyond the PVNGS contracts, PNM also engages in activities to optimize its existing jurisdictional assets and long-term power agreements through spot market, hour ahead, day ahead, week ahead, and other sales of any excess generation not required to fulfill retail load and contractual commitments. Ninety percent of the margins from these optimization sales are credited to retail customers through the FPPAC.

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

As discussed above, in December 2014, PNM filed a request for a general rate increase with the NMPRC, which is based on a 2016 future test year. As with any forward looking financial information, utilizing a future test year in a rate filing presents challenges that exist in the forecasting process. These include forecasts of both operating and capital expenditures that necessitate reliance on many assumptions concerning future conditions and operating results. In the rate making process, PNM’s assumptions are subject to challenge by regulators and intervenors who may assert different interpretations or assumptions.

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

TNMP provides transmission and distribution services at regulated rates to various REPs that, in turn, provide retail electric service to consumers within TNMP’s service area. TNMP experienced increases in weather-normalized retail KWh sales of 3.2% in 2014 and 2.6% in 2013. As of December 31, 2014, 94 active REPs receive transmission and distribution services from TNMP. The acquirer of First Choice, including the former First Choice operations, accounted for 15% of TNMP’s revenues in 2014. Two other unaffiliated customers of TNMP accounted for operating revenues of 15% and 11% in 2014. No other customer accounted for more than 10% of revenues.

Regulatory Activities

In July 2011, the PUCT approved a settlement and authorized an AMS deployment plan that permits TNMP to collect $113.4 million in deployment costs through a surcharge over a 12-year period. TNMP began collecting the surcharge on August 11, 2011. Deployment of smart meters began in September 2011 and is scheduled to be completed over a 5-year period.

The PUCT approved interim adjustments to TNMP’s transmission rates of $2.5 million on September 27, 2012, $2.9 million on March 20, 2013, $2.8 million on September 17, 2013, $2.9 million on March13, 2014, and $4.2 million on September 8, 2014. On January16, 2015, TNMP filed an application to further update its transmission rates, which would increase revenues by $4.4 million annually. The application is pending before the PUCT.

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

SOURCES OF POWER
PNM
Generation Capacity

As of December 31, 2014, the total net generation capacity of facilities owned or leased by PNM was 2,397 MW. PNM also obtains power under a long-term PPA for the power produced by New Mexico Wind, which has a capacity of 204 MW, and the output of the Lightning Dock Geothermal facility, which currently has a capacity of 4 MW. On January 1, 2015, PNM began obtaining the power output of Red Mesa Wind, which has a capacity of 102 MW.

PNM’s capacity in electric generating facilities, which are owned, leased, or under PPAs, in commercial service as of January 1, 2015 is:

			Generation
			Capacity
Type	Name	Location	(MW)
Coal	SJGS	Waterflow, New Mexico	783
Coal	Four Corners	Fruitland, New Mexico	200
Gas	Reeves Station	Albuquerque, New Mexico	154
Gas	Afton (combined cycle)	La Mesa, New Mexico	230
Gas	Lordsburg	Lordsburg, New Mexico	80
Gas	Luna (combined cycle)	Deming, New Mexico	185
Gas/Oil	Rio Bravo, formerly known as Delta	Albuquerque, New Mexico	138
Gas	Valencia	Belen, New Mexico	158
Nuclear	PVNGS	Wintersburg, Arizona	402
Solar	PNM-owned solar	Eleven sites in New Mexico	67
Wind	New Mexico Wind	House, New Mexico	204
Wind	Red Mesa Wind	Seboyeta, New Mexico	102
Geothermal	Lightning Dock Geothermal	Lordsburg, New Mexico	4
			2,707

Fossil‑Fueled Plants

SJGS consists of four units operated by PNM. Units 1, 2, 3, and 4 at SJGS have net rated capacities of 340 MW, 340 MW, 497 MW and 507 MW. SJGS Units 1 and 2 are owned on a 50% shared basis with Tucson. SJGS Unit 3 is owned 50% by PNM, 41.8% by SCPPA, and 8.2% by Tri‑State. SJGS Unit 4 is owned 38.457% by PNM, 28.8% by MSR Public Power Agency, 10.04% by the City of Anaheim, California, 8.475% by the City of Farmington, New Mexico, 7.2% by the County of Los Alamos, New Mexico, and 7.028% by UAMPS. See Note 16 for additional information about SJGS, including the proposal to shut down Units 2 and 3 on December 31, 2017 and the restructuring of the ownership interests in SJGS.

Four Corners Units 4 and 5 are 13% owned by PNM. Units 4 and 5 at Four Corners are jointly owned with APS, SRP, Tucson, and EPE and are operated by APS. PNM had no ownership interest in Four Corners Units 1, 2, or 3, which were shutdown by APS on December 30, 2013. The Four Corners plant site is leased from the Navajo Nation and is also subject to an easement from the federal government. APS, on behalf of the Four Corners participants, negotiated amendments to an existing facility lease with the Navajo Nation, which extends the Four Corners leasehold interest from 2016 to 2041. The Navajo Nation approved these amendments in March 2011. The effectiveness of the amendments also requires the approval of the DOI, as does a related federal rights-of-way grant, which the Four Corners participants are pursuing. A federal environmental review is underway as part of the DOI review process. PNM cannot predict whether the federal approvals will be granted, and if so on a timely basis, or whether any conditions that may be attached to them will be acceptable to PNM and the other Four Corners owners.  See Note 16 for additional information about Four Corners.

PNM owns 100% of Reeves, Afton, Rio Bravo, and Lordsburg and one-third of Luna. The remaining interests in Luna are owned equally by Tucson and Samchully Power & Utilities 1, LLC. Prior to July 17, 2014 when PNM closed on the purchase of Rio Bravo, PNM was entitled to its energy and capacity under a PPA. PNM has a PPA that entitles it to the entire output of Valencia. Valencia is a variable interest entity and is consolidated by PNM as required by GAAP. Therefore, Valencia is reflected in the above table as if it were owned. Reeves, Lordsburg, Rio Bravo, and Valencia are used primarily for peaking power and transmission support. See Note 9 for additional information about Rio Bravo and Valencia, including the potential purchase of 50% of Valencia.

Nuclear Plant

PNM is participating in the three units of PVNGS, also known as the Arizona Nuclear Power Project, with APS (the operating agent), SRP, EPE, SCE, SCPPA, and the Department of Water and Power of the City of Los Angeles. PNM is entitled to 10.2% of the power and energy generated by PVNGS. PNM has ownership interests of 2.3% in Unit 1, 4.6% in Unit 2, and 10.2% in Unit 3 and has leasehold interests of 7.9% in Unit 1 and 5.6% in Unit 2. The lease payments for the leased portions of

PVNGS are recovered through retail rates approved by the NMPRC. See Note 7 for additional information concerning the PVNGS leases, including agreements with the lessors of the PVNGS Unit 1 leases and one of the PVNGS Unit 2 leases for PNM to renew those leases and agreements with the lessors of the other three Unit 2 leases for PNM to exercise its fair market purchase options to purchase the assets underlying those leases. See Note 16 for information on other PVNGS matters, including PNM’s proposal to include PVNGS Unit 3 as a jurisdictional resource to serve New Mexico retail customers.

On March 11, 2011, a 9.0 magnitude earthquake occurred off the northeastern coast of Japan. The earthquake produced tsunamis that caused significant damage to the Fukushima Daiichi Nuclear Power Station in Japan. Following these events, the NRC established a task force to conduct a systematic and methodical review of NRC processes and regulations to determine whether the agency should make additional improvements to its regulatory system. In March 2012, the NRC issued the first regulatory requirements based on the recommendations of the task force. With respect to PVNGS, the NRC issued two orders requiring safety enhancements regarding: (1) mitigation strategies to respond to extreme natural events resulting in the loss of power at plants; and (2) enhancement of spent fuel pool instrumentation. The NRC has issued a number of guidance documents regarding implementation of these requirements. Due to the developing nature of these requirements, PNM cannot predict the financial or operational impacts on PVNGS. However, PVNGS expects to spend approximately $40 million for capital enhancements to the plant over the next two years in addition to the approximately $80 million that has already been spent on capital enhancements as of December 31, 2014. PNM’s share of these enhancements would be 10.2%, substantially all of which are included in PNM’s current projection of capital expenditures.

Solar

In 2011, PNM completed its first major utility-owned renewable energy project aggregating 22 MW when five utility-scale solar facilities in New Mexico went online. In addition to these facilities, PNM completed its solar-storage demonstration project in Albuquerque, which has a generation capacity of 0.5 MW and is included in the above table. In 2013, PNM completed the installation of an additional 21.5 MW of utility-owned solar capacity at four sites, including expansion of capacity at two of the existing sites. In 2014, PNM completed construction of an additional 23 MW of PNM-owned solar PV facilities at three additional sites. PNM’s 2015 renewable energy procurement includes the construction by December 31, 2015 of an additional 40 MW of PNM-owned solar PV facilities.

Plant Operating Statistics

Equivalent availability of PNM’s major base-load generating stations was:

Plant	Operator	2014	2013	2012
SJGS	PNM	76.5%	77.6%	81.7%
Four Corners	APS	68.1%	72.9%	83.5%
PVNGS	APS	91.8%	89.4%	90.6%

Joint Projects

SJGS, PVNGS, Four Corners, and Luna are joint projects each owned or leased by several different entities. Some participants in the joint projects are investor-owned entities, while others are municipally or co-operatively owned. Furthermore, participants in SJGS have varying percentage interests in different generating units within the project. The primary operating or participation agreements for the joint projects expire in July 2016 for Four Corners, July 2022 for SJGS, December 2046 for Luna, and November 2047 for PVNGS. In addition, SJGS and Four Corners are coal-fired generating plants that obtain their coal requirements from mines near the plants. The agreement for coal supply for SJGS expires on December 31, 2017. In late December 2013, the coal supply arrangement for Four Corners was extended through 2031. As described above, Four Corners is situated on land under a lease from the Navajo Nation. Portions of PNM’s interests in PVNGS Units 1 and 2 are leased. See Nuclear Plant above and Note 7 regarding PNM’s actions related to options under these leases. Several of the participants in the joint projects are located in California. There are legislative and regulatory mandates in California that may prohibit utilities from entering into new, or extending existing, arrangements for coal-fired generation. It is also possible that the participants in the joint projects have changed circumstances and objectives from those existing at the time of becoming participants. The status of these joint projects is further complicated by the uncertainty surrounding the form of potential legislation and/or regulation of CCBs, GHG, and other air emissions, as well as the impacts of the costs of compliance and operational viability of all or certain units within the joint projects. It is unclear how these factors will enter into discussion and negotiations concerning the status of the joint projects as the expiration of basic operational agreements approaches. PNM can provide no assurance that its participation in the joint projects will continue in the manner that currently exists. See Note 16 for a discussion of potential restructuring of SJGS ownership and developments with respect to Four Corners.

PPAs

In addition to generating its own power, PNM purchases power under long-term PPAs. PNM also purchases power in the forward, day-ahead, and real-time markets.

In 2002, PNM entered into an agreement with FPL to develop New Mexico Wind. PNM began receiving power from the project in June 2003. FPL owns and operates New Mexico Wind, which consists of 136 wind-powered turbines having an aggregate capacity of 204 MW on a site in eastern New Mexico. PNM has a contract to purchase all the power and RECs generated by New Mexico Wind for 25 years. The NMPRC has approved a voluntary tariff that allows PNM retail customers to buy renewable electricity for a small monthly premium. Power from New Mexico Wind is used to service load under the voluntary tariff and as part of PNM’s electric supply mix for meeting retail load.

PNM has a 20-year agreement to purchase energy and RECs from the Lightning Dock Geothermal facility built near Lordsburg. The facility, which is the first geothermal project for the PNM system, began providing limited power to PNM on January 1, 2014. The current capacity of the facility is 4 MW and future expansion may result in up to 10 MW of generation capacity.

In June 2013, PNM entered into a 20 year PPA with Red Mesa Wind, LLC, a subsidiary of NextEra Energy Resources, LLC, to purchase all of the power and RECs produced by Red Mesa Wind beginning on January 1, 2015. Red Mesa Wind, LLC owns and operates the facility, which consists of 64 wind-powered turbines having an aggregate capacity of 102 MW on a site west of Albuquerque.

A summary of purchased power, excluding Rio Bravo and Valencia, is as follows:

	Year Ended December 31,
	2014	2013	2012
Purchased under long-term PPAs
MWh	492,906	490,539	546,321
Cost per MWh	$27.82	$27.25	$27.25
Other purchased power
Total MWh	1,023,744	1,061,514	948,911
Cost per MWh	$40.30	$35.64	$27.30
TNMP
TNMP provides only transmission and distribution services and does not sell power.

FUEL AND WATER SUPPLY
PNM
The percentages of PNM’s generation of electricity (on the basis of KWh), including Valencia and Rio Bravo, fueled by coal, nuclear fuel, and gas and oil, and the average costs to PNM of those fuels per MMBTU were as follows:

	Coal		Nuclear		Gas and Oil
	Percent of Generation	Average Cost	Percent of Generation	Average Cost	Percent of Generation	Average Cost
2014	56.7%	$3.00	32.0%	$0.83	10.3%	$4.26
2013	56.8%	$2.62	30.4%	$0.88	12.2%	$4.12
2012	59.2%	$2.99	31.3%	$0.88	9.0%	$3.25

In 2014, 2013, and 2012, 1.0%, 0.6%, and 0.5% of PNM’s generation was from utility owned solar, which has no fuel cost. The generation mix for 2015 is expected to be 56.7% coal, 30.7% nuclear, 11.0% gas and oil, and 1.6% utility owned solar. Due to locally available natural gas and oil supplies, the utilization of locally available coal deposits, and the generally adequate supply of nuclear fuel, PNM believes that adequate sources of fuel are available for its generating stations into the foreseeable future. See Sources of Power – PNM – PPAs for information concerning the cost of purchased power.

Coal

The coal supply contract that provides fuel for SJGS expires on December 31, 2017. Coal supply has not been arranged for periods after the existing contract expires although negotiations are ongoing. PNM believes there is adequate availability of coal resources to continue to operate SJGS although an extended or new contract could result in higher prices. In late December 2013, the expiration date of the coal supply contract for Four Corners was extended from 2016 to 2031. Coal costs are anticipated to increase approximately 30% at the inception of the new contract. The contract provides for pricing adjustments over its term based on economic indices. See Note 16 for additional information about PNM’s coal supply.
Natural Gas
The natural gas used as fuel for the electric generating plants is procured on the open market and delivered by third party transportation providers. The supply of natural gas can be subject to disruptions due to extreme weather events and/or pipeline or facility outages. PNM has contracted for firm gas transmission capacity to minimize the potential for disruptions due to extreme weather events. PNM’s natural gas plants are generally used as peaking resources that are highly relied upon during periods of extreme weather, which also may be the times natural gas has the highest demand from other users.
Nuclear Fuel and Waste
PNM is one of several participants in PVNGS. The PVNGS participants are continually identifying their future nuclear fuel resource needs and negotiating arrangements to fill those needs. The PVNGS participants have contracted for all of PVNGS’s requirements for uranium concentrates and conversion services through 2018 and 45% of its requirements in 2019-2020. The participants have also contracted for 100% of PVNGS’s enrichment services through 2020. All of PVNGS’s fuel assembly fabrication services are contracted through 2022.
The Nuclear Waste Policy Act of 1982 required the DOE to begin to accept, transport, and dispose of spent nuclear fuel and high level waste generated by the nation’s nuclear power plants by 1998. The DOE’s obligations are reflected in a contract with each nuclear power plant. The DOE failed to begin accepting spent nuclear fuel by 1998. APS (on behalf of itself and the other PVNGS participants) has pursued legal actions. See Note 16 for information concerning these actions.
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

On October 16, 2014, the NRC issued Volume 3 of the safety evaluation report developed as part of the Yucca Mountain construction authorization application. This volume addresses repository safety after permanent closure, and its issuance is a key milestone in the Yucca Mountain licensing process. Volume 3 contains the staff’s finding that the DOE’s repository design meets the requirements that apply after the repository is permanently closed, including but not limited to the post-closure performance objectives in NRC’s regulations. On December 18, 2014, the NRC issued Volume 4 of the safety evaluation report developed as part of the Yucca Mountain construction authorization application. This volume covers administrative and programmatic requirements for the repository. It documents the staff’s evaluation of whether the DOE’s research and development and performance confirmation programs, as well as other administrative controls and systems, meet applicable NRC requirements. Volume 4 contains the staff’s finding that most administrative and programmatic requirements in NRC regulations are met, except for certain requirements relating to ownership of land and water rights. Publication of Volumes 3 and 4 does not signal whether or when the NRC might authorize construction of the repository.
All spent nuclear fuel from PVNGS is being stored on-site. PVNGS has sufficient capacity at its on-site ISFSI to store all of the nuclear fuel that will be irradiated during the initial operating license periods, which end in November 2027. Additionally, PVNGS has sufficient capacity at its on-site ISFSI to store a portion of the fuel that will be irradiated during the extended license periods, which end in November 2047. If uncertainties regarding the United States government’s obligation to accept and store spent fuel are not favorably resolved, the PVNGS participants will evaluate alternative storage solutions. These may obviate the need to expand the ISFSI to accommodate all of the fuel that will be irradiated during the extended license periods.
Water Supply

See Note 16 for information about PNM’s water supply.

ENVIRONMENTAL MATTERS

Electric utilities are subject to stringent laws and regulations for protection of the environment by local, state, federal, and tribal authorities. In addition, PVNGS is subject to the jurisdiction of the NRC, which has the authority to issue permits and licenses and to regulate nuclear facilities in order to protect the health and safety of the public from radioactive hazards and to conduct environmental reviews pursuant to NEPA. The liabilities under these laws and regulations can be material. In some instances, liabilities may be imposed without regard to fault, or may be imposed for past acts, whether or not such acts were lawful at the time they occurred. The construction expenditure projection includes environmental upgrades at SJGS and Four Corners aggregating $72.1 million in 2015 and $78.6 million in 2016 through 2019, as discussed in Note 16. See MD&A – Other Issues Facing the Company – Climate Change Issues for information on GHG. In addition, Note 16 contains information related to the following matters, incorporated in this item by reference:

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

EMPLOYEES
The following table sets forth the number of employees of PNMR, PNM, and TNMP as of December 31, 2014:

	PNMR	PNM	TNMP
Corporate (1)	433	—	—
PNM	1,093	1,093	—
TNMP	355	—	355
Total	1,881	1,093	355

(1)Represents employees of PNMR Services Company.
As of December 31, 2014, PNM had 593 employees in its power plant and operations areas that are currently covered by a collective bargaining agreement with the IBEW Local 611 that was entered into in July 2012 and expires April 30, 2015. Negotiations for a new agreement with the IBEW began in January 2015.  While the Company is optimistic that a timely agreement will be reached, PNM cannot, at this time, predict the outcome of the negotiations.  PNM is currently working on contingency planning for certain scenarios that may occur as a result of negotiations. The wages and benefits for all PNM employees who are members of the IBEW are typically included in the rates charged to electric customers, subject to approval of the NMPRC.
On March 25, 2013, a petition was filed by IBEW Local 66 with the National Labor Relations Board seeking to certify a union at TNMP for utility workers. On April 12, 2013, a second petition was filed by IBEW Local 66 with the National Labor Relations Board seeking to certify a union at TNMP for meter technicians, who were not included in the original petition.

Approximately 200 employees were covered by the petitions. Elections to determine whether the IBEW would represent the employees were held in May 2013.  The employees voted to unionize through both petitions and contract negotiations began. Subsequently, on June 25, 2013, a third petition was filed by IBEW Local 66 with the National Labor Relations Board seeking to include a group of three relay technicians, who were not included in the original petition. In August 2013, the relay technicians voted to unionize. As of December 31, 2014, TNMP had 195 employees represented by IBEW Local 66. In January 2015, a decertification election was held for those employees covered by the original petition. The employees voted to retain union representation. The parties have reached a tentative agreement on a collective bargaining agreement. A vote of the union members on whether to ratify the agreement is in process.

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

•
Uncertainty surrounding the status of PNM’s participation in jointly-owned generation projects resulting from the scheduled expiration of the operational agreements for SJGS and Four Corners, as well as the fuel supply agreement for SJGS, including potential restructuring and approval issues at SJGS and Four Corners necessary for operational and potential future environmental compliance matters

•
The impacts on the electricity usage of customers and consumers due to performance of state, regional, and national economies and mandatory energy efficiency measures, weather, seasonality, alternative sources of power, and other changes in supply and demand

•
State and federal regulation or legislation relating to environmental matters, including the RSIP for SJGS’s compliance with the CAA, the resultant costs of compliance, and other impacts on the operations and economic viability of PNM’s generating plants

•	The ability of the Company to successfully forecast and manage its operating and capital expenditures

•	Physical and operational risks related to climate change and potential financial risks resulting from climate change litigation and legislative and regulatory efforts to limit GHG

•
Uncertainty regarding the requirements and related costs of decommissioning power plants and coal mines supplying certain power plants, as well as the ability to recover decommissioning costs from customers

•
The performance of generating units, transmission systems, and distribution systems, which could be negatively affected by operational issues, fuel quality, unplanned outages, extreme weather conditions, terrorism, cybersecurity breaches, and other catastrophic events

•	Variability of prices and volatility and liquidity in the wholesale power and natural gas markets

•
Changes in price and availability of fuel and water supplies, including the ability of the mines supplying coal to PNM’s coal-fired generating units and the companies involved in supplying nuclear fuel to provide adequate quantities of fuel

•	State and federal regulatory, legislative, and judicial decisions and actions on ratemaking, tax, and other matters

•	The risks associated with completion of generation, transmission, distribution, and other projects

•	Regulatory, financial, and operational risks inherent in the operation of nuclear facilities, including spent fuel disposal uncertainties

•	The Company’s ability to access the financial markets, including disruptions in the credit markets, actions by ratings agencies, and fluctuations in interest rates

•	The potential unavailability of cash from PNMR’s subsidiaries due to regulatory, statutory, or contractual restrictions

•	The risk that FERC rulemakings may negatively impact the operation of PNM’s transmission system

•	The impacts of decreases in the values of marketable equity securities maintained to provide for decommissioning, reclamation, pension benefits, and other postretirement benefits

•	Employee workforce factors, including issues arising out of collective bargaining agreements and labor negotiations with union employees

•	Commodity and counterparty credit risk transactions and the effectiveness of risk management

•	The outcome of legal proceedings, including the extent of insurance coverage

•	Changes in applicable accounting principles or policies

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

Regulatory Factors

The profitability of PNMR’s utilities depends on being able to recover their costs through regulated rates and earn a fair return on invested capital. PNM and TNMP are in a period of significant capital expenditures. While increased capital investments and other costs are placing upward pressure on rates, energy efficiency and a sluggish New Mexico economy are reducing usage by customers.

The rates PNM charges its customers are regulated by the NMPRC and FERC. TNMP is regulated by the PUCT. The Company is in a period requiring significant capital investment and is projecting total construction expenditures for the years 2015-2019 to be $2,207.3 million. See Note 14. PNM and TNMP anticipate a trend toward increasing costs, for which it will have to seek regulatory recovery. These costs include or are related to:

•	Environmental compliance expenditures

•
The proposed early retirement of SJGS Units 2 and 3 as part of a revised plan to comply with the regional haze provisions of the CAA, including treatment of their net book value at the date of retirement and costs of generation capacity to replace those units

•	New asset construction related to generation, transmission, and distribution systems necessary to provide electric service

•	The regulatory mandate to acquire power from renewable resources

•	Increased regulation related to nuclear safety

•	Fuel costs

•	Increased interest costs to finance capital investments

•	Depreciation

At the same time costs are increasing, there are factors placing downward pressures on the demand for power, thereby reducing load growth and customer usage. These factors include:

•	Changing customer behaviors, including increased emphasis on energy efficiency measures and utilization of alternative sources of power

•	Reduced new sources of demand

•	Reductions in costs of energy efficient technology

•	Unpredictable weather patterns

•	Adverse economic conditions

In 2014 and 2013, PNM experienced decreases in weather-normalized retail sales of 1.7% and 1.8%. The sales decreases reflect a continued sluggish economy in New Mexico. In particular, the Albuquerque metropolitan area continues to lag the nation in economic recovery. After several years of being relatively flat, New Mexico’s employment showed modest growth in 2014 and only modest growth is anticipated in the near future. Also, low population growth will result in low growth in the number of customers. In Texas, the drop in oil prices has impacted the economy although it remains relatively strong.

The combination of costs increasing relatively rapidly and the slowing of customer usage places upward pressure on the per unit prices that must be charged to recover costs. This upward pressure on unit prices could result in additional efforts by customers to reduce consumption through energy efficiency or to pursue self-generation or other alternative sources of power. Without timely cost recovery and the authorization to earn a reasonable return on invested capital, the Company’s liquidity and results of operations could be negatively impacted.

Under New Mexico law, utilities may propose the use of a future test year in establishing rates. As with any forward looking financial information, a future test year presents challenges that are inherent in the forecasting process. Forecasts of both operating and capital expenditures necessitate reliance on many assumptions concerning future conditions and operating results. Accordingly, if rate requests based on a future test year cannot be successfully supported, cash flows and results of operations may be negatively impacted. This could result from not being able to withstand challenges from regulators and intervenors regarding the utility’s capability to make reasonable forecasts.

The coal supply contract that currently provides fuel for SJGS expires on December 31, 2017. Negotiations for a new coal supply contract, which are in process, could result in higher prices. In late December 2013, the expiration date of the coal supply contract for Four Corners was extended from 2016 to 2031. Coal costs are anticipated to increase approximately 30% at the inception of the new contract. The contract provides for pricing adjustments over its term based on economic indices. PNM currently recovers the cost of fuel for its generation facilities through its FPPAC. Although PNM believes costs under new coal supply arrangements would continue to be recovered through the FPPAC, there can be no assurance that full recovery would be allowed.

PNMR’s utilities are subject to numerous federal, state, and local environmental laws and regulations that may significantly limit or affect their operations and financial results.

Compliance with federal, state, and local environmental laws and regulations, including those addressing climate change, air quality, CCBs, discharges of wastewater originating from fly ash and bottom ash handling facilities, cooling water, and other matters, may result in increased capital, operating, and other costs, particularly with regard to enforcement efforts focused on power plant emission obligations. These costs could include remediation, containment, civil liability, and monitoring expenses. The Company cannot predict how they would be affected if existing environmental laws and regulations were to be revised or reinterpreted, or if new environmental statutes and rules were to be adopted. See Note 16 and the Climate Change Issues subsection of the Other Issues Facing the Company section of MD&A.

EPA, environmental advocacy groups, other organizations, and some other federal and state agencies are predicted to focus considerable attention on GHG from power generation facilities, including the role of those facilities in climate change. PNM depends on fossil-fueled generation for a significant share of its electricity. Therefore, it could be exposed to possible future GHG regulations imposed by New Mexico and/or the federal government. For example, as discussed in the Climate Change Issues subsection of the Other Issues Facing the Company section of MD&A, EPA has proposed its GHG NSPS rules for new sources, as well as modified and existing EGU’s. Any such proposals that become regulations could result in additional operating restrictions on facilities and increased generation and compliance costs.

CCBs from the operation of SJGS are currently being used in the reclamation of a surface coal mine. These CCBs consist of fly ash, bottom ash, and gypsum. Any new regulation that would affect the reclamation process, including mine use of CCBs being classified as hazardous waste by EPA, could significantly increase the costs of the disposal of CCBs and the costs of mine reclamation. See Note 16.

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

BART determinations have been made for both SJGS and Four Corners under the program to address regional haze in the “four corners” area, which would reduce the levels of NOx emitted at both plants. Significant capital expenditures will be required for the installation of control technology at both generating stations and operating costs would increase.PNMR and its operating subsidiaries may underestimate the costs of environmental compliance, liabilities, and litigation due to the uncertainty inherent in these matters. Although there is uncertainty about the timing and form of regulations regarding climate change, CCBs, and other power plant emissions, such regulations could have a material impact on operations. Timely regulatory recovery of costs associated with any environmental-related regulations would be needed to maintain a strong financial and operational profile. The above factors could adversely affect the Company’s business, financial position, results of operations, and liquidity.

PNM has a case pending before the NMPRC requesting regulatory approvals necessary for PNM to comply with the regional haze requirements of the CAA pertaining to SJGS. Failure to obtain the approval of the NMPRC in this matter could impact PNM’s ability to efficiently operate SJGS, which could have a negative impact on PNM’s business, financial condition, results of operations, and cash flows.

SJGS, which currently comprises 28.9% of PNM’s owned and leased generation capacity and is its largest generation resource, is subject to the CAA. In February 2013, PNM, NMED, and EPA agreed to pursue a revised plan regarding SJGS. In October 2014, EPA published its approval of NMED’s RSIP, which requires the installation of SNCRs on SJGS Units 1 and 4 combined with the shutdown of SJGS Units 2 and 3. PNM believes significant progress is being made towards implementation of the RSIP. In order to retire San Juan Units 2 and 3, final binding agreements must be reached among the SJGS owners on a revised ownership structure of SJGS, as well as addressing continuing liabilities for reclamation, decommissioning, environmental, and other matters. The participants are attempting to agree on these items and are engaged in ongoing mediated negotiations, but binding agreements have not been reached.

The coal supply contract that currently provides fuel for SJGS expires on December 31, 2017. Coal supply has not been arranged for periods after the existing contract expires. In order for the participants to approve the restructuring of ownership in SJGS, they have indicated they need to obtain greater certainty regarding fuel supply for SJGS for the period after December 31, 2017. The remaining participants in SJGS are in the process of negotiating agreements concerning future fuel supply for SJGS. The date for negotiation of a transaction has been extended until May 1, 2015. However, it is possible that the participants may not be able to negotiate a new contract for coal supply or that a new contract for coal could result in higher prices, either of which could impact the restructuring process.

PNM has a filing pending before the NMPRC that requests the regulatory approvals required to effectuate the RSIP. A public hearing on PNM’s requests was held in January 2015 and PNM believes it justified that its requests provide the best alternative for New Mexico retail ratepayers in order to comply with the requirements of the CAA. Final approvals from the NMPRC are necessary to implement the RSIP. PNM believes that for the NMPRC to approve PNM’s requests, the SJGS participants will have to reach binding agreements regarding restructuring ownership in SJGS. In the NMPRC proceeding, PNM has committed to reaching binding agreements on restructuring by May 1, 2015. For the participants to reach such agreements, it is likely that the remaining participants in SJGS will need to have completed negotiations regarding the coal supply for SJGS for periods after December 31, 2017.

Additional information regarding the RSIP, the restructuring negotiations, the request for NMPRC approvals, and coal supply is discussed in Note 16.

PNM can provide no assurance that these requirements will be accomplished or that the NMPRC will approve PNM’s requests. If NMPRC approval is not obtained, PNM may not be able to implement the RSIP. If the RSIP requirements ultimately are not implemented due to adverse or alternative regulatory, legislative, legal, or restructuring developments or other factors, PNM would need to pursue other alternatives to address compliance with the CAA. In such circumstances, PNM could be forced to temporarily or permanently cease operation of some or all of the SJGS units. If a shutdown was required, PNM would then have to acquire replacement power through short-term or open-market purchases in order to serve the needs of its customers. There can be no assurance that sufficient replacement power will be available to serve PNM’s needs or, if available, what costs would be incurred. To the extent any additional costs incurred are not allowed to be recovered from customers through the ratemaking process, PNM’s financial condition, results of operation, and cash flows could be negatively impacted.

It is also possible that failure to reach a satisfactory agreement to restructure SJGS ownership, requirements to comply with the final BART determinations, the financial impact of possible future climate change regulation or legislation, if any, other environmental regulations, the result of litigation, the adequacy and timeliness of cost recovery mechanisms, and other business considerations, could jeopardize the economic viability of the plant or the ability of individual participants to continue participation in SJGS.

PNMR, PNM, and TNMP are subject to complex government regulation unrelated to the environment, which may have a negative impact on their businesses, financial position and results of operations.

To operate their businesses, PNMR, PNM, and TNMP are required to have numerous permits and approvals from a variety of regulatory agencies. Regulatory bodies with jurisdiction over the utilities include the NMPRC, NMED, PUCT, TCEQ, ERCOT,

FERC, NRC, EPA, and NERC. Oversight by these agencies covers many aspects of the Company’s utility operations including: location, construction, and operation of facilities; the purchase of power under long-term contracts; conditions of service; the issuance of securities; and rates charged to customers. FERC has issued a number of rules pertaining to preventing undue discrimination in transmission services and electric reliability standards.

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

These factors and others may prompt customers to institute additional energy efficiency measures or take other actions that would result in lower power consumption. If customers bypass or underutilize PNM’s and TNMP’s facilities through self-generation, renewable or other energy resources, technological change, or other measures, revenues would be negatively impacted.

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

Another factor that could negatively impact the Company is that proposals are periodically advanced in various localities to municipalize, or otherwise take over PNM’s facilities, which PNM believes would require state legislative action to implement, or to establish new municipal utilities in areas currently served by PNM.  For example, officials in the City of Santa Fe, New Mexico have indicated a desire to reduce the carbon footprint of the city, which could include exploring renewable resources dedicated to serve the city, a partnership with existing utilities, or the feasibility of a city-owned municipal electric utility. PNM is monitoring that situation. If any such initiative is successful, the result could be a material reduction in the usage of the facilities, a reduction in rate base, and reduced earnings.

Should any of the above factors result in facilities being underutilized, the Company’s financial position, operational results, and cash flows could be significantly impacted.

Costs of decommissioning, remediation, and restoration of nuclear and fossil-fueled power plants, as well as related coal mines, could exceed the estimates of PNMR and PNM, which could negatively impact results of operations and liquidity.

PNM has interests in a nuclear power plant, two coal-fired power plants, and several natural gas-fired power plants. PNM is obligated to pay for the costs of decommissioning its share of the power plants. PNM is also obligated to pay for its share of the costs of decommissioning the mines that supply coal to the coal-fired power plants. Likewise, other owners or participants are responsible for their shares of the decommissioning obligations and it is important to PNM that those parties fulfill their obligations. Rates charged by PNM to its customers, as approved by the NMPRC, include a provision for recovery of certain costs of decommissioning, remediation, and restoration. The NMPRC has established a cap on the amount of decommissioning costs for the surface coal mines that may be recovered from customers. PNM records estimated liabilities for its share of the legal obligations for decommissioning and reclamation. These estimates include many assumptions about future events and are inherently imprecise. In the event any of these costs exceed current estimates, results of operations could be negatively impacted.

The financial performance of PNMR, PNM, and TNMP may be adversely affected if power plants and transmission and distribution systems do not operate reliably and efficiently.

The Company’s financial performance depends on the successful operation of PNM’s generation assets, as well as the transmission and distribution systems of PNM and TNMP. Unscheduled or longer than expected maintenance outages, breakdown or failure of equipment or processes due to aging infrastructure, temporary or permanent shutdowns to achieve environmental compliance, other performance problems with the electric generation assets, severe weather conditions, accidents and other catastrophic events, acts of war or terrorism, disruptions in the supply, quality, and delivery of fuel and water supplies, and other factors could result in PNM’s load requirements being larger than available system generation capacity. Assured supplies of water are important for PNM’s generating plants. Water in the southwestern United States is limited and there are conflicting claims regarding water rights. In addition, the “four corners” region where two of PNM’s power plants are located is prone to drought conditions, which could potentially affect the plants’ water supplies. In addition, unplanned outages of generating units and extensions of scheduled outages occur from time to time and are an inherent risk of the Company’s business. If these were to occur, PNM would be required to purchase electricity in either the wholesale market or spot market at the then-current market price. There can be no assurance that sufficient electricity would be available at reasonable prices, or available at all. The failure of transmission or distribution facilities may also affect PNM’s and TNMP’s ability to deliver power. These potential generation, distribution, and transmission problems, and any service interruptions related to them, could result in lost revenues and additional costs.

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

PNM has a 10.2% undivided interest in PVNGS, including interests in Units 1 and 2 held under leases. PVNGS represents 16.8% of PNM’s total owned and leased generating capacity. PVNGS is subject to environmental, health, and financial risks, including, but not limited to:

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

The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities. Events at nuclear facilities of other operators or impacting the industry generally may lead the NRC to impose additional requirements and regulations on all nuclear generation facilities, including PVNGS. As a result of the March 2011 earthquake and tsunamis that caused significant damage to the Fukushima Daiichi Nuclear Power Plant in Japan, various industry organizations are working to analyze information from the Japan incident and develop action plans for nuclear power plants in the United States. Additionally, the NRC has been performing its own independent review of the events at Fukushima Daiichi, including a review of the agency’s processes and regulations in order to determine whether the agency should promulgate additional regulations and possibly make more fundamental changes to the NRC’s system of regulation. PNM cannot predict when or if the NRC will complete its formal actions as a result of its review. However, PVNGS expects to spend approximately $40 million for capital enhancements to the plant over the next two years in addition to the approximately $80 million that has already been spent on capital enhancements as of December 31, 2014. PNM’s share of these enhancements would be 10.2%, substantially all of which are included in PNM’s current projection of capital expenditures. PNM cannot predict whether these amounts will increase or whether additional financial and/or operational requirements on PVNGS may be imposed.
In the event of noncompliance with its requirements, the NRC has the authority to impose a progressively increased inspection regime that could ultimately result in the shut down of a unit or civil penalties, or both, depending upon the NRC’s assessment of the severity of the situation, until compliance is achieved. Increased costs resulting from penalties, a heightened level of scrutiny, and/or implementation of plans to achieve compliance with NRC requirements could adversely affect the financial condition, results of operations, and cash flows of PNMR and PNM. Although PNM has no reason to anticipate a serious nuclear incident at PVNGS, if an incident did occur, it could materially and adversely affect PNM’s results of operations and financial condition.  A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear unit and to promulgate new regulations that could require significant capital expenditures and/or increase operating costs.

Demand for power could exceed supply capacity, resulting in increased costs for purchasing capacity in the open market or building additional generation facilities.

PNM is obligated to supply power to retail customers and certain wholesale customers. At peak times, power demand could exceed PNM’s available generation capacity. Market forces, competitive forces, or adverse regulatory actions may require PNM to purchase capacity on the open market or build additional generation capabilities. Regulators or market conditions may not permit PNM to pass all of these purchases or construction costs on to customers. If that occurs, PNM may not be able to fully recover these costs. Or, there may be a lag between when costs are incurred and when regulators permit recovery in customers’ rates. These situations could have negative impacts on results of operations and cash flows.

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
Electric generation, transmission, and distribution are generally seasonal businesses that vary with the demand for power. With power consumption typically peaking during the hot summer months, revenues traditionally peak during that period. As a result, quarterly operating results of PNMR and its operating subsidiaries vary throughout the year. In addition, PNMR and its operating subsidiaries have historically had lower revenues resulting in lower earnings when weather conditions are milder. Unusually mild weather in the future could reduce the revenues, net earnings, and cash flows of the Company.
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

Disruption in the credit and capital markets may impact the Company’s strategy and ability to raise capital.
PNMR and its subsidiaries rely on access to both short-term and longer-term capital markets as sources of liquidity for any capital requirements not satisfied by cash flow from operations, including energy infrastructure investments and new projects. In general, the Company relies on its short-term credit facilities as the initial source to finance construction expenditures. This results in increased borrowings under the facilities over time. The Company is currently projecting total construction expenditures for the years 2015-2019 to be $2,207.3 million. If PNMR or its operating subsidiaries are not able to access capital at competitive rates, or at all, PNMR’s ability to finance capital requirements and implement its strategy will be limited. Disruptions in the credit markets, which could negatively impact the Company’s access to capital, could be caused by:

•	An economic recession

•	Declines in the health of the banking sector generally, or the failure of specific banks who are parties to the Company’s credit facilities

•	Deterioration in the overall health of the utility industry

•	The bankruptcy of an unrelated energy company

•	War, terrorist or cybersecurity attacks, or threatened attacks

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
PNM
See Sources of Power in Part I, Item. 1 Business above for information on PNM’s owned and leased capacity in electric generating stations. As of December 31, 2014, PNM owned, jointly owned, or leased, 3,197 circuit miles of electric transmission lines (including the EIP), 5,851 miles of distribution overhead lines, 5,715 cable miles of underground distribution lines (excluding street lighting), and 280 substations. PNM’s electric transmission and distribution lines are generally located within easements and rights-of-way on public, private, and Native American lands. The EIP line is a 223 mile, 345 kilovolt line with a capacity of 200 MW. PNM leases interests in PVNGS Units 1 and 2 and related property, EIP and associated equipment, data processing, communication, office and other equipment, office space, vehicles, and real estate. PNM also owns and leases service and office facilities in Albuquerque and in other areas throughout its service territory. See Note 7 for additional information concerning leases, including notices given to the lessors under the PVNGS leases that PNM would renew certain of the leases and would exercise its option to purchase the assets underlying certain other leases at the expiration of the original lease terms. As discussed in Note 7, PNM agreed to exercise its option to purchase the leased portion of the EIP at expiration of the lease at fair market value. See Note 9 for additional information about Valencia, including the potential purchase of 50% of Valencia.
TNMP
TNMP’s facilities consist primarily of transmission and distribution facilities located in its service areas. TNMP also owns and leases service and office facilities in other areas throughout its service territory. As of December 31, 2014, TNMP owned 966 circuit miles of overhead electric transmission lines, 7,085 pole miles of overhead distribution lines, 1,152 circuit miles of underground distribution lines, and 109 substations. Substantially all of TNMP’s property is pledged to secure its first mortgage bonds. See Note 6.

ITEM 3.	LEGAL PROCEEDINGS
See Note 16 and Note 17 for information related to the following matters for PNMR, PNM, and TNMP, incorporated in this item by reference.
Note 16

•	The Clean Air Act – Regional Haze – SJGS

•	The Clean Air Act – Regional Haze – Four Corners

•	The Clean Air Act – Four Corners BART FIP Challenge

•	The Clean Air Act – Regional Haze Challenges

•	The Clean Air Act – Citizen Suit Under the Clean Air Act

•	The Clean Air Act – Four Corners Clean Air Act Lawsuit

•	WEG v. OSM NEPA Lawsuit

•	Navajo Nation Environmental Issues

•	Santa Fe Generating Station

•	Coal Combustion Byproducts Waste Disposal – Sierra Club Consent Decree

•	Continuous Highwall Mining Royalty Rate

•	SJCC Arbitration

•	Four Corners Severance Tax Assessment

•	PVNGS Water Supply Litigation

•	San Juan River Adjudication

•	Rights-of-Way Matter

•	Complaint Against Southwestern Public Service Company

•	Navajo Nations Allottee Matters
Note 17

•	PNM – 2014 Electric Rate Case

•	PNM – Renewable Portfolio Standard

•	PNM – Renewable Energy Rider

•	PNM – Energy Efficiency and Load Management

•	PNM – FPPAC Continuation Application

•	PNM – Integrated Resource Plan

•	PNM – San Juan Generating Station Units 2 and 3 Retirement

•	PNM – Transmission Rate Case

•	PNM – Formula Transmission Rate Case

•	TNMP – Advanced Meter System Deployment

•	TNMP – Remand of ERCOT Transmission Rates for 1999 and 2000

•	TNMP – Energy Efficiency

•	TNMP – Transmission Cost of Service Rates

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

SUPPLEMENTAL ITEM – EXECUTIVE OFFICERS OF PNM RESOURCES, INC.
All officers are elected annually by the Board of PNMR. Executive officers, their ages as of February 20, 2015 and offices held with PNMR for the past five years, or other companies if less than five years with PNMR, are as follows:

Name	Age	Office	Initial Effective Date
P. K. Collawn	56	Chairman, President, and Chief Executive Officer	January 2012
		President and Chief Executive Officer	March 2010
		President and Chief Operating Officer	August 2008

C. N. Eldred	61	Executive Vice President and Chief Financial Officer	July 2007

P. V. Apodaca	63	Senior Vice President, General Counsel and Secretary	January 2010
		University Counsel, University of New Mexico	May 2006

R. E. Talbot	54	Senior Vice President and Chief Operating Officer	January 2012
		Chief Operating Officer, Power Supply and Power Delivery – Indianapolis Power and Light Company	June 2011
		Senior Vice President, Power Supply – Indianapolis Power and Light Company	February 2007

R. N. Darnell	57	Senior Vice President, Public Policy	January 2012
		Vice President, Regulatory Affairs	April 2008

T. G. Sategna (1)	61	Vice President and Corporate Controller	October 2003
(1) On December 9, 2014, T. G. Sategna notified the Company that he intends to retire as the Company’s principal accounting officer effective as of March 31, 2015. Mr. Sategna has agreed to continue employment with PNMR Services Company through December 31, 2015 to (among other things) assist the Company and his successor in the transition process. On December 11, 2014, the Company appointed J. D. Tarry as its Vice President and Controller (and principal accounting officer), effective as of April 1, 2015. His appointment was approved by the Board on February 26, 2015. Mr. Tarry, 44, joined the Company in 1996 and has served as Vice President, Customer Service and Chief Information Officer since May 2012. From January 1, 2010 through May 2012, he served as Executive Director of Financial Planning and Business Analysis.

PART II

ITEM 5.	MARKET FOR PNMR’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

PNMR’s common stock is traded on the New York Stock Exchange (Symbol: PNM). Ranges of sales prices of PNMR’s common stock, reported as composite transactions, and dividends declared on the common stock for 2014 and 2013, by quarters, are as follows:

Quarter Ended	Range of Sales Prices		Dividends Declared Per Share
	High	Low
2014
March 31	$27.15	$23.53	$0.185
June 30	29.33	26.28	0.185
September 30	29.80	24.27	0.185
December 31	31.39	25.18	0.200
Fiscal Year	31.39	23.53	0.755
2013
March 31	$23.29	$20.28	$0.165
June 30	24.01	21.35	0.165
September 30	24.29	21.25	0.165
December 31	24.28	22.21	0.185
Fiscal Year	24.29	20.28	0.680

Dividends on PNMR’s common stock are declared by its Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. This has historically resulted in dividends considered to be attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year. The Board declared dividends on common stock considered to be for the second quarter of $0.165 per share in July 2013 and $0.185 per share in July 2014, which are reflected as being in the second quarter above. The Board declared dividends on common stock considered to be for the third quarter of $0.165 per share in September 2013 and $0.185 per share in September 2014, which are reflected as being in the third quarter above. On February 26, 2015, the Board declared a quarterly dividend of $0.20 per share. PNMR targets a long-term dividend payout ratio of 50% to 60% of consolidated earnings. During the period it was outstanding, PNMR’s Series A convertible preferred stock was entitled to receive dividends equivalent to any dividends paid on PNMR common stock as if the preferred stock had been converted into common stock.
On February 20, 2015, there were 10,283 holders of record of PNMR’s common stock. All of the outstanding common stock of PNM and TNMP is held by PNMR.
See Note 5 for a discussion on limitations on the payments of dividends and the payment of future dividends, as well as dividends paid by PNM and TNMP.
See Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Preferred Stock
PNM is not aware of any active trading market for its cumulative preferred stock. Quarterly cash dividends were paid on PNM’s outstanding cumulative preferred stock at the stated rates during 2014 and 2013. PNMR and TNMP do not have any preferred stock outstanding.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
	2014	2013	2012	2011	2010
	(In thousands except per share amounts and ratios)
Total Operating Revenues	$1,435,853	$1,387,923	$1,342,403	$1,700,619	$1,673,517
Net Earnings (Loss)	$130,909	$115,556	$120,125	$190,934	$(31,124)
Net Earnings (Loss) Attributable to PNMR	$116,254	$100,507	$105,547	$176,359	$(45,215)
Net Earnings (Loss) Attributable to PNMR per Common Share
Basic	$1.46	$1.26	$1.32	$1.98	$(0.49)
Diluted	$1.45	$1.25	$1.31	$1.96	$(0.49)
Cash Flow Data
Net cash flows from operating activities	$414,876	$386,587	$281,349	$292,240	$287,352
Net cash flows from investing activities	$(485,329)	$(331,446)	$(285,895)	$19,778	$(275,906)
Net cash flows from financing activities	$96,194	$(61,593)	$(1,560)	$(312,331)	$(10,683)
Total Assets	$5,829,325	$5,500,210	$5,372,583	$5,204,613	$5,225,083
Long-Term Debt, including current installments	$1,975,090	$1,745,420	$1,672,290	$1,674,013	$1,565,847
Common Stock Data
Market price per common share at year end	$29.63	$24.12	$20.51	$18.23	$13.02
Book value per common share at year end	$21.61	$21.01	$20.19	$19.76	$17.90
Tangible book value per share at year end	$18.12	$17.52	$16.70	$16.27	$14.10
Average number of common shares outstanding – diluted	80,279	80,431	80,417	89,757	91,557
Dividends declared per common share	$0.755	$0.680	$0.580	$0.500	$0.500
Capitalization
PNMR common stockholders’ equity	46.4%	48.8%	48.9%	48.3%	47.8%
Convertible preferred stock	—	—	—	—	3.1
Preferred stock of subsidiary, without mandatory redemption requirements	0.3	0.3	0.3	0.3	0.4
Long-term debt	53.3	50.9	50.8	51.4	48.7
	100.0%	100.0%	100.0%	100.0%	100.0%

Note: The book value per common share at year end, tangible book value per share at year end, average number of common shares outstanding, and return on average common equity reflect the 477,800 shares of PNMR Series A convertible preferred stock as if it was converted into common stock through September 23, 2011, when it was retired by PNMR.

PNM RESOURCES, INC. AND SUBSIDIARIES
COMPARATIVE OPERATING STATISTICS
	2014	2013	2012	2011	2010
	(In thousands)
PNM Revenues
Residential	$411,412	$411,579	$409,005	$390,380	$355,905
Commercial	428,085	415,621	413,332	386,383	355,699
Industrial	73,002	74,552	78,637	73,742	65,358
Public authority	25,278	25,745	25,495	23,970	21,302
Economy service	39,123	32,909	25,354	21,141	20,218
Transmission	38,284	38,228	39,373	43,637	38,667
Firm-requirements wholesale	38,313	42,370	39,390	34,127	31,870
Other sales for resale	82,508	67,538	47,321	69,318	121,729
Mark-to-market activity	5,996	293	892	4,214	(3,599)
Other	5,913	7,477	13,465	10,377	9,979
Total PNM Revenues	$1,147,914	$1,116,312	$1,092,264	$1,057,289	$1,017,128
TNMP Revenues
Residential	$114,826	$111,373	$103,255	$100,290	$83,645
Commercial	99,701	95,098	88,258	84,896	77,474
Industrial	15,049	13,084	13,405	13,065	12,342
Other	58,362	52,056	45,222	39,607	39,127
Total TNMP Revenues	$287,938	$271,611	$250,140	$237,858	$212,588
First Choice Revenues
Residential	$—	$—	$—	$260,161	$305,834
Commercial	—	—	—	166,498	159,785
Trading gains (losses)	—	—	—	—	(4)
Other	—	—	—	12,791	17,588
Total First Choice Revenues	$—	$—	$—	$439,450	$483,203

Notes: Under TECA, consumers in Texas can choose any REP to provide energy. TNMP delivers energy to consumers within its service area regardless of the REP chosen. Therefore, TNMP earns revenue for energy delivery and REPs earn revenue on the usage of that energy by its customers. The revenues reported above for TNMP include $33.8 million and $39.1 million received from First Choice in 2011 and 2010.

First Choice is included through October 31, 2011, when it was sold by PNMR.

PNM RESOURCES, INC. AND SUBSIDIARIES
COMPARATIVE OPERATING STATISTICS
	2014	2013	2012	2011	2010
PNM MWh Sales
Residential	3,169,071	3,304,350	3,323,544	3,402,842	3,361,472
Commercial	3,874,292	3,954,774	4,022,184	4,043,796	4,015,999
Industrial	984,130	1,041,160	1,136,011	1,132,110	1,073,475
Public authority	251,187	266,368	279,169	282,062	263,424
Economy service	758,629	719,342	635,305	428,757	376,458
Firm-requirements wholesale	527,597	654,135	651,972	650,356	677,508
Other sales for resale	2,271,480	2,061,851	1,652,225	2,076,869	2,203,787
Total PNM MWh Sales	11,836,386	12,001,980	11,700,410	12,016,792	11,972,123
TNMP MWh Sales
Residential	2,802,768	2,796,661	2,714,511	2,862,337	2,699,601
Commercial	2,564,751	2,451,299	2,353,135	2,360,998	2,260,505
Industrial	2,727,064	2,598,442	2,727,126	2,578,877	2,241,452
Other	102,118	104,516	103,856	108,664	103,341
Total TNMP MWh Sales	8,196,701	7,950,918	7,898,628	7,910,876	7,304,899
First Choice MWh Sales
Residential	—	—	—	2,006,437	2,267,836
Commercial	—	—	—	1,538,203	1,363,746
Total First Choice MWh Sales	—	—	—	3,544,640	3,631,582

Notes:	The MWh reported above for TNMP include 836,599 and 1,012,842 MWh for 2011 and 2010, used by consumers who chose First Choice as their REP. These MWh are also included in the First Choice MWh sales.

First Choice is included through October 31, 2011, when it was sold by PNMR.

PNM RESOURCES, INC. AND SUBSIDIARIES
COMPARATIVE OPERATING STATISTICS
	2014	2013	2012	2011	2010
PNM Customers
Residential	455,907	453,218	450,507	448,979	447,789
Commercial	55,853	55,447	54,953	54,468	54,005
Industrial	249	251	250	251	259
Economy service	1	1	1	1	1
Other sales for resale	39	34	36	28	46
Other	911	928	952	983	1,003
Total PNM Customers	512,960	509,879	506,699	504,710	503,103
TNMP Consumers
Residential	199,963	196,799	193,550	192,356	190,809
Commercial	38,033	37,460	36,819	37,208	37,356
Industrial	70	70	70	73	72
Other	2,044	2,070	2,037	2,092	2,099
Total TNMP Consumers	240,110	236,399	232,476	231,729	230,336
First Choice Customers
Residential	—	—	—	176,577	172,506
Commercial	—	—	—	44,485	41,695
Total First Choice Customers	—	—	—	221,062	214,201
PNMR Generation Statistics
Net Capability – MW, including PPAs	2,707	2,572	2,537	2,547	2,631
Coincidental Peak Demand – MW	1,878	2,008	1,948	1,938	1,973
Average Fuel Cost per MMBTU	$2.415	$2.237	$2.308	$2.267	$2.064
BTU per KWh of Net Generation	10,422	10,308	10,289	10,441	10,237

Notes:	The consumers reported above for TNMP include 64,732 and 70,366 consumers for 2011 and 2010, who chose First Choice as their REP. These TNMP customers are also included in the First Choice customers.

First Choice is as of October 31, 2011, when it was sold by PNMR.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
MD&A FOR PNMR
EXECUTIVE SUMMARY
Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 753,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP.
Strategic Goals
PNMR is focused on achieving the following strategic goals:

•	Earning authorized returns on its regulated businesses

•	Continuing to improve credit ratings

•	Providing a top-quartile total return to investors

In conjunction with these goals, PNM and TNMP are dedicated to:

•	Achieving industry-leading safety performance

•	Maintaining strong plant performance and system reliability

•	Delivering a superior customer experience

•	Environmental leadership in its business operations

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

Both PNM and TNMP seek cost recovery for their investments through general rate cases and various rate riders. PNM filed a general rate case with the NMPRC in December 2014. PNM’s application proposes a revenue increase of $107.4 million, effective January 1, 2016, based on a calendar 2016 future year test and a ROE of 10.5%. PNM requested this increase to account for infrastructure investments made since its last rate case and investments needed in the next two years to provide reliable service to PNM’s retail customers, as well as to reflect declining sales growth in PNM’s service territory. The infrastructure investments account for approximately 92% of the rate increase. PNM’s success with energy efficiency programs is a contributing factor to the decline in sales growth and accounts for the balance of the rate increase after offsetting cost reductions. PNM is proposing several changes to rate design to establish fair and equitable pricing across rate classes and to better align cost recovery with cost causation, including an access charge to customers installing photovoltaic systems after December 31, 2015.

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

In 2012, PNM completed rate proceedings for all of its FERC regulated transmission customers and for NEC, its largest generation services customer, which improved PNM’s returns for providing those services. However, the contract to provide power to Gallup, PNM’s second largest customer for wholesale generation services, ended on June 29, 2014. PNM’s recently filed general rate case discussed above includes a reallocation of costs among regulatory jurisdictions reflecting the termination of the contract to serve Gallup. PNM currently has a pending case before FERC in which it is requesting an increase in rates charged to transmission customers based on a formula rate mechanism. The parties have engaged in settlement negotiations and

PNM anticipates that a settlement will be filed with FERC in near future. There is no required time frame for FERC to act upon a settlement. Additional information about rate filings is provided in Note 17.

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

Currently, PNM's 134 MW interest in PVNGS Unit 3 is excluded from NMPRC jurisdictional rates. The power generated from that interest is currently sold into the wholesale market and any earnings or losses are realized by shareholders. While PVNGS Unit 3’s financial results are not included in the authorized returns on its regulated business, it impacts PNM’s earnings and has been demonstrated to be a valuable asset. As part of compliance with the requirements for BART at SJGS discussed below, PNM has requested NMPRC approval to include PVNGS Unit 3 as a jurisdictional resource in the determination of rates charged to customers in New Mexico beginning in 2018.

Continuing to Improve Credit Ratings
PNM is committed to improving its credit ratings. See the subheading Liquidity included in the full discussion of Liquidity and Capital Resources below for the specific credit ratings for PNMR, PNM, and TNMP. On January 30, 2014, Moody’s raised the credit ratings for PNMR, PNM and TNMP by one notch, while maintaining the positive outlook. On April 30, 2014, S&P changed the outlook for PNMR, PNM, and TNMP to positive from stable. Currently, all of the credit ratings issued by both Moody’s and S&P on the Company’s debt are investment grade.
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

PNMR targets a dividend payout ratio of 50% to 60% of its ongoing earnings. The annual common stock dividend was raised by 16% in February 2012, 14% in February 2013, 12% in December 2013, and 8% in December 2014. PNMR expects to provide above-average dividend growth in the near-term and to manage the payout ratio to meet its long-term target. The Board will continue to evaluate the dividend on an annual basis, considering sustainability and growth, capital planning, and industry standards.

Business Focus

In addition to its strategic goals, PNMR’s strategy and decision-making are focused on safely providing reliable, affordable, and environmentally responsible power to create enduring value for customers, communities, and stockholders. To accomplish this, PNMR works closely with customers, stakeholders, legislators, and regulators to ensure that resource plans and infrastructure investments benefit from robust public dialogue and balance the diverse needs of our communities.

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
In September 2011, TNMP began its deployment of smart meters in homes and businesses across its Texas service area. Through the end of 2014, TNMP had completed installation of more than 184,000 smart meters, which is approximately 80% of the anticipated total. TNMP’s deployment is expected to be completed in 2016.

As part of the State of Texas’ long-term initiative to create a smart electric grid, installation of smart meters will ultimately give consumers more data about their energy consumption and help them make more informed decisions. TNMP is currently installing a new outage management system that will leverage capabilities of the smart meters to enhance TNMP’s responsiveness to outages.

During the 2012 to 2014 period, PNM and TNMP together invested $1,062.8 million in utility plant, including substations, power plants, nuclear fuel, and transmission and distribution systems. In 2012, PNM announced plans for the 40 MW natural gas-fired La Luz peaking generating station, to be located near Belen, New Mexico. The facility is expected to go into service in late 2015. On July 17, 2014, PNM completed the purchase of Rio Bravo, formerly known as Delta, a 132 MW gas-fired peaking facility, which has served PNM jurisdictional needs under a 20-year PPA since 2000.

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
Environmentally Responsible Power
PNMR has a long-standing record of environmental stewardship. PNM’s environmental focus has been in three key areas:

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

Another area of emphasis is the reduction of the amount of fresh water used during electricity generation at PNM’s power plants. The fresh water used per MWh generated has dropped by 25% since 2002, primarily due to the growth of renewable energy sources, the expansion of Afton to a combined-cycle plant that has both air and water cooling systems, and the use of gray water for cooling at Luna. As discussed below, PNM has requested approval to shut down SJGS Units 2 and 3, which would reduce water consumption at that plant by about 50%. In addition to the above areas of focus, the Company is working to reduce the amount of solid waste going to landfills through increased recycling and reduction of waste. The Company has performed well in this area in the past and expects to continue to do so in the future.
Renewable Energy
PNM’s 2013 renewable procurement strategy almost doubled PNM’s existing solar capacity with the addition of 21.5 MW of utility-owned solar capacity. In addition to the solar expansion, the 2013 plan included a 20-year agreement to purchase energy from a geothermal facility built near Lordsburg, New Mexico. The facility began providing power to PNM in January 2014. The current capacity of the facility is 4 MW and future expansion may result in up to 10 MW of generation capacity. PNM’s 2014 renewable procurement strategy included the construction of an additional 23 MW of utility-owned solar capacity, a 20 year PPA for the output of an existing 102 MW wind energy center beginning in 2015, and the purchase of RECs in 2014 and 2015 to meet the RPS. PNM’s 2015 renewable energy procurement plan meets RPS and diversity requirements within the RCT in 2015 and 2016. PNM’s proposed new procurements include the construction of 40 MW of PNM-owned solar PV facilities in 2015, which are contemplated in PNM’s application to retire SJGS Units 2 and 3 discussed below.
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
PNM has a PPA for the output from a 204 MW wind facility and purchases power from a customer-owned distributed solar generation program that had an installed capacity of 39 MW at the end of 2014. These renewable resources are key means for PNM to meet the RPS and related regulations, which require PNM to achieve prescribed levels of energy sales from renewable sources, if that can be accomplished without exceeding the RCT cost limit set by the NMPRC.
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

In December 2013, PNM made a filing with the NMPRC requesting certain approvals necessary to effectuate the RSIP. On October 1, 2014, PNM filed a stipulation with the NMPRC that, if approved, would settle this case. The stipulation is supported to by the staff of the NMPRC, the NMAG, and NMIEC. The stipulation is opposed by other intervenors.
Under the terms of the stipulation, PNM would:

•
Retire SJGS Units 2 and 3 at December 31, 2017 and recover over 20 years 50% of their undepreciated net book value at that date, after transferring $26 million to SJGS Unit 4, and earn a regulated return on those costs

•	Acquire an additional 132 MW of SJGS Unit 4

•	Include PNM’s ownership of PVNGS Unit 3 as a resource to serve New Mexico retail customers effective January 1, 2018 at a value of $221.1 million ($1,650 per KW)

•	File for recovery of up to $90.6 million of costs for the installation of SNCR equipment and the additional equipment to comply with NAAQS requirements on SJGS Units 1 and 4

•	Not recover approximately $20 million of increased operations and maintenance expenses and other costs incurred in connection with CAA compliance

There would be no initial cost for PNM to acquire the additional 132 MW of SJGS Unit 4 although PNM’s share of capital improvements, including the costs of installing SNCRs, and operating expenses would increase to reflect the increased ownership.

A public hearing in the NMPRC case was held in January 2015. PNM expects a decision from the NMPRC in the second quarter of 2015. PNM is unable to predict if the NMPRC will approve the stipulation. If the stipulation is approved as filed, PNM anticipates that upon approval it would incur a regulatory disallowance, which would include the write-off of 50% of the undepreciated investment in SJGS Units 2 and 3, an offset to the regulatory disallowance to reflect including the investment in PVNGS Unit 3 in the ratemaking process at the stipulated value, and other impacts of the stipulation. PNM currently estimates the net pre-tax regulatory disallowance would be between $60 million and $70 million. See Note 16.

The December 20, 2013 filing also identified a new 177 MW natural gas fired generation source and 40 MW of new utility-scale solar generation to replace a portion of PNM’s share of the reduction in generating capacity due to the retirement of SJGS Units 2 and 3. The additional solar capacity is included in PNM’s 2015 renewable procurement strategy (Note 17). Specific approval for the additional gas facility and the treatment of associated costs will be addressed in future filings.

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

The non-binding resolution, approved by the SJGS Coordination Committee on June 26, 2014, identifies the participants who would be exiting active participation in SJGS effective December 31, 2017, and participants, including PNM, who would retain an interest in the ongoing operation of one or more units of SJGS. The non-binding resolution provides the essential terms of restructured ownership of SJGS between the exiting participants and the remaining participants and addresses other related matters. Also, on June 26, 2014, a non-binding term sheet was approved by all of the remaining participants that provides the essential terms of restructured ownership of SJGS among the remaining participants. The non-binding resolution and term sheet recognize that prior to executing a binding restructuring agreement, the remaining participants will need to have greater certainty in regard to the economic cost and availability of fuel for SJGS for the period after December 31, 2017. See Coal Supply in Note 16, for additional information. In September 2014, the SJGS participants executed a binding Fuel and Capital Funding Agreement to implement certain provisions of the above resolution. The Fuel and Capital Funding Agreement was approved by FERC on November 13, 2014. On January 7, 2015, one of the participants in SJGS Unit 4 notified the other participants that it will not acquire additional MWs in Unit 4, leaving 65 MWs unsubscribed in that unit. PNM has indicated that it will not acquire any of the unsubscribed MWs. However, a scenario is being evaluated in which PNMR Development would acquire the 65 MWs. The participant’s action was taken under the Fuel and Capital Funding Agreement and has the impact of negating certain provisions of that agreement. Accordingly, on February 3, 2015, PNM informed the participants in the Fuel and Capital Funding Agreement that the agreement would terminate by its terms no later than February 6, 2015. The continuing participants in SJGS have indicated that they remain committed to on-going ownership in SJGS and mediated discussions regarding remaining issues have continued. Other definitive agreements among the participants are being negotiated. PNM cannot predict if final agreements will be executed.

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

PNM, as the SJGS operating agent, presented the SNCR project to the participants in Unit 1 and Unit 4 for approval in late October 2013. The project was approved for Unit 1, but the Unit 4 project did not obtain the required percentage of votes for approval. Other capital projects related to Unit 4 were also not approved by the participants. PNM is authorized and obligated under the SJPPA to take reasonable and prudent actions necessary for the successful and proper operation of SJGS pending resolution by the participants. In March 2014, June 2014, and January 2015, PNM requested that the owners of Unit 4 approve expenditures critical to being able to comply with the time frame in the RSIP with respect to Unit 4 project. The Unit 4 owners did not approve the requests. On March 10, 2014 and July 14, 2014, PNM issued “Prudent Utility Practice” notices that, under the SJPPA, PNM was continuing certain critical activities to keep the Unit 4 project on schedule.
In addition to the regional haze rule, SJGS is required to comply with other rules currently being developed or implemented that affect coal-fired generating units, including recently proposed rules regarding GHG under Section 111(d) of the CAA. Because of environmental upgrades completed in 2009, SJGS is well positioned to outperform the mercury limit imposed by EPA in the 2011 Mercury and Air Toxics Standards. The major environmental upgrades on each of the four units at SJGS have significantly reduced emissions of NOx, SO2, particulate matter, and mercury. Since 2006, SJGS has reduced NOx emissions by 42%, SO2 by 67%, particulate matter by 71%, and mercury by 95%.
Energy Efficiency

Energy efficiency also plays a significant role in helping to keep customers' electricity costs low while continuing to meet their energy needs. PNM’s and TNMP’s energy efficiency and load management portfolios continue to achieve robust results. In 2014, annual energy saved as a result of PNM’s portfolio of energy efficiency programs was approximately 70 GWh. This is equivalent to the annual consumption of approximately 9,700 homes in PNM’s service territory. PNM’s load management and energy efficiency programs also help lower peak demand requirements. TNMP’s energy efficiency programs in 2014 resulted in energy savings totaling an estimated 17 GWh. This is equivalent to the annual consumption of approximately 1,600 homes in TNMP’s service territory.
Creating Value for Customers and Communities

The Company strives to deliver a superior customer experience by understanding the dynamic needs of its customers through ongoing market research, identifying and establishing best-in-class services and programs, and proactively communicating and engaging with customers at a regional and community level. Beginning in 2013, PNM refocused its efforts to improve the customer experience through an integrated marketing and communications strategy that encompassed brand repositioning and advertising, customer service improvements, including billing and payment options, and strategic customer and stakeholder engagement. As part of this effort, in February 2014, PNM launched an updated website that provides an increase in self-service options for customers, as well as a mobile platform.
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

PNM expanded its integrated communication efforts with the launch of a new customer information website focused on PNM’s major regulatory filings, including the stipulated settlement agreement regarding BART at SJGS and PNM’s general rate case. The website, www.PowerforProgress.com, provides the details of current requests, as well as the background on PNM’s efforts to maintain reliability, keep prices affordable, and protect the environment. The website is designed to be a resource for the facts about PNM's operations and community support efforts, including plans for building a sustainable energy future for New Mexico.
Through outreach, collaboration, and various community-oriented programs, PNMR has a demonstrated commitment to build productive relationships with stakeholders, including customers, regulators, legislators, and intervenors.
Building off work that began in 2008, PNM has continued outreach efforts to connect low-income customers with nonprofit community service providers offering support and help with such needs as utility bills, food, clothing, medical programs, services for seniors, and weatherization. In 2014, PNM hosted 31 community events throughout its service territory to assist low-income customers. Furthermore, the PNM Good Neighbor Fund provided $0.3 million of assistance with utility bills to 3,153 families in 2014. In 2014, PNM committed funding of $0.4 million to the PNM Good Neighbor Fund.
The PNM Resources Foundation helps nonprofits become more energy efficient through Reduce Your Use grants. In 2013, PNMR committed funding of $3.5 million to the PNM Resources Foundation. For 2014, the foundation awarded $0.2 million to support 54 projects in New Mexico to provide shade structure installations, window replacements, and efficient appliance purchases. Since the program’s inception in 2008, Reduce Your Use grants have provided nonprofit agencies in New Mexico with a total of $1.6 million of support. In 2014, the PNM Resources Foundation launched a new grant program designed to help nonprofit organizations build more vibrant communities.  Power Up Grants in the aggregate amount of $0.5 million were awarded to 24 nonprofits in New Mexico and Texas for projects ranging from creating community gathering spaces to revitalizing neighborhood parks to building a youth sports field.
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

Economic Factors

In 2014 and 2013, PNM experienced decreases in weather-normalized retail load of 1.7% and 1.8%. New Mexico’s economy still lags the nation in post-recession recovery. TNMP experienced increases in weather-normalized retail load of 3.2% in 2014 and 2.6% in 2013. In recent years, New Mexico and Texas have fared better than the national average in unemployment although the unemployment rate in New Mexico exceeded the national average in the latter part of 2014. Employment growth is a stronger predictor of load. Texas’ employment growth rates are well above the national rate, while New Mexico’s employment showed modest growth in 2014 after several years of being relatively flat.

Results of Operations

A summary of net earnings attributable to PNMR is as follows:

	Year Ended December 31,			Change
	2014	2013	2012	2014/2013	2013/2012
	(In millions, except per share amounts)

Net earnings	$116.3	$100.5	$105.5	$15.8	$(5.0)
Average diluted common and common equivalent shares	80.3	80.4	80.4	(0.1)	—
Net earnings per diluted share	$1.45	$1.25	$1.31	$0.20	$(0.06)

The components of the changes in earnings from continuing operations attributable to PNMR by segment are:

	Change
	2014/2013	2013/2012
	(In millions)
PNM	$(0.8)	$(3.4)
TNMP	8.7	2.4
Corporate and Other	7.8	(4.0)
Net change	$15.8	$(5.0)
PNMR’s operational results were affected by the following:

•	Rate increases for PNM and TNMP; additional information about these rate increases is provided in Note 17

•	Lower retail load at PNM, partially offset by higher retail load in at TNMP

•	Milder weather

•	Higher prices for sales of power from PVNGS Unit 3

•	Net unrealized gains and losses on mark-to-market economic hedges for sales and fuel costs not recoverable under PNM’s FPPAC

•	Increased income tax expense due to impairments of state tax credits and state net operating loss carryforwards, as well as a tax rate change in New Mexico Note 11

•	Other factors impacting results of operation for each segment are discussed under Results of Operations below

Liquidity and Capital Resources
PNMR has a $300.0 million revolving credit facility and PNM has a $400.0 million revolving credit facility, both of which expire in October 2019 and can be extended for one year upon approval by the lenders. Both facilities provide capacities for short-term borrowing and letters of credit. In addition, PNM has a $50.0 million revolving credit facility, which expires in January 2018, with banks having a significant presence in New Mexico and TNMP has a $75.0 million revolving credit facility, which expires in September 2018. Total availability for PNMR on a consolidated basis was $768.2 million at February 20, 2015. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.
The Company projects that its total capital requirements, consisting of construction expenditures and dividends, will total $2,528.5 million for 2015-2019. The construction expenditures include estimated amounts related to environmental upgrades at SJGS to address regional haze and the identified sources of replacement capacity under the revised plan for compliance described in Note 16. The construction expenditures also include additional renewable resources anticipated to be required to meet the RPS, additional peaking resources needed to meet needs outlined in PNM’s current IRP, environmental upgrades at Four Corners, the purchase of the leased portion of the EIP, and the purchase of the assets underlying three of the PVNGS Unit 2 leases at the expiration of those leases. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2015-2019 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements.

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
PNM
The table below summarizes operating results for PNM:

	Year Ended December 31,			Change
	2014	2013	2012	2014/2013	2013/2012
	(In millions)
Electric operating revenues	$1,147.9	$1,116.3	$1,092.3	$31.6	$24.0
Cost of energy	403.6	374.7	353.6	28.9	21.1
Margin	744.3	741.6	738.6	2.7	3.0
Operating expenses	422.1	428.6	435.4	(6.5)	(6.8)
Depreciation and amortization	109.5	103.8	97.3	5.7	6.5
Operating income	212.7	209.2	205.9	3.5	3.3
Other income (deductions)	20.8	21.5	26.5	(0.7)	(5.0)
Interest charges	(79.4)	(79.2)	(76.1)	(0.2)	(3.1)
Segment earnings before income taxes	154.1	151.5	156.3	2.6	(4.8)
Income (taxes)	(52.6)	(48.8)	(50.7)	(3.8)	1.9
Valencia non-controlling interest	(14.1)	(14.5)	(14.1)	0.4	(0.4)
Preferred stock dividend requirements	(0.5)	(0.5)	(0.5)	—	—
Segment earnings	$86.8	$87.6	$91.0	$(0.8)	$(3.4)

The table below summarizes the significant changes to total revenues, cost of energy, and margin:

	2014/2013 Change			2013/2012 Change
	Total Revenues	Cost of Energy	Margin	Total Revenues	Cost of Energy	Margin
	(In millions)
Customer usage/load	$(10.9)	$—	$(10.9)	$(8.6)	$—	$(8.6)
Weather	(11.0)	—	(11.0)	(3.3)	—	(3.3)
Transmission	2.0	0.9	1.1	(1.6)	1.0	(2.6)
FPPAC	23.0	23.0	—	6.8	6.8	—
Economy energy service	6.2	6.0	0.2	7.6	7.3	0.3
Wholesale contracts	(1.2)	(1.6)	0.4	2.9	—	2.9
Rio Bravo purchase	—	(3.3)	3.3	—	—	—
Unregulated margins	5.3	(1.8)	7.1	2.8	(2.7)	5.5
Energy efficiency rider	3.8	—	3.8	(2.1)	—	(2.1)
Renewable energy rider	10.2	3.7	6.5	14.7	6.3	8.4
Net unrealized economic hedges	5.7	1.1	4.6	(0.6)	(0.9)	0.3
Other	(1.5)	0.9	(2.4)	5.4	3.3	2.2
Net change	$31.6	$28.9	$2.7	$24.0	$21.1	$3.0

The following table shows PNM operating revenues by customer class and average number of customers:

	Year Ended December 31,			Change
	2014	2013	2012	2014/2013	2013/2012
	(In millions, except customers)
Residential	$411.4	$411.6	$409.0	$(0.2)	$2.6
Commercial	428.1	415.6	413.3	12.5	2.3
Industrial	73.0	74.6	78.6	(1.6)	(4.0)
Public authority	25.3	25.7	25.5	(0.4)	0.2
Economy energy service	39.1	32.9	25.4	6.2	7.5
Transmission	38.3	38.2	39.4	0.1	(1.2)
Firm-requirements wholesale	38.3	42.4	39.4	(4.1)	3.0
Other sales for resale	82.5	67.5	47.4	15.0	20.1
Mark-to-market activity	6.0	0.3	0.9	5.7	(0.6)
Other	5.9	7.5	13.4	(1.6)	(5.9)
	$1,147.9	$1,116.3	$1,092.3	$31.6	$24.0
Average retail customers (thousands)	511.2	508.2	505.6	3.0	2.6

The following table shows PNM GWh sales by customer class:

	Year Ended December 31,			Change
	2014	2013	2012	2014/2013	2013/2012
	(Gigawatt hours)
Residential	3,169.1	3,304.3	3,323.5	(135.2)	(19.2)
Commercial	3,874.3	3,954.8	4,022.2	(80.5)	(67.4)
Industrial	984.1	1,041.2	1,136.0	(57.1)	(94.8)
Public authority	251.2	266.4	279.2	(15.2)	(12.8)
Economy energy service	758.6	719.3	635.3	39.3	84.0
Firm-requirements wholesale	527.6	654.1	652.0	(126.5)	2.1
Other sales for resale	2,271.5	2,061.9	1,652.2	209.6	409.7
	11,836.4	12,002.0	11,700.4	(165.6)	301.6
In 2014, retail sales were lower compared to 2013 reflecting a continued sluggish economy in New Mexico. In particular, the Albuquerque metropolitan area continues to lag the nation in economic recovery. PNM's weather normalized retail KWh sales were lower in 2014 by 1.7%, which decreased revenues and margins $10.9 million compared to 2013. Milder weather in New Mexico decreased revenues and margin $11.0 million in 2014 as cooling degree days were 7.4% lower and heating degree days were 12.7% lower in 2014 compared to 2013. In spite of the economic pressures, PNM experienced growth in average retail customers of 0.6% in 2014 compared to 2013. For 2013, PNM's weather normalized and leap-year adjusted retail KWh sales were lower in 2013 by 1.8%, which decreased margin $8.6 million compared to 2012 primarily due to the sluggish economy. PNM experienced growth in average retail customers of 0.5% in 2013 compared to 2012. Weather negatively impacted revenues and margin by $3.3 million in 2013 as cooling degree days were 10.7% lower in 2013 compared to 2012.

Transmission rate increases in August 2013 and May 2014 increased revenues and margin $1.3 million in 2014 compared to 2013. See Note 17. In 2013, lower transmission revenues as a result of expiration of contracts combined with higher third-party transmission expenses incurred to deliver power to retail customers reduced margins by $2.6 million.

As discussed in Note 17, the NMPRC approved the continuation of PNM’s FPPAC and authorized PNM to recover the remaining under-collected balance in its FPPAC balancing account over 18 months effective July 1, 2014. As a result PNM’s revenues increased in 2014 compared to 2013. These revenues were offset in cost of energy with no impact on margin.

PNM provides “economy energy services” to a major customer. Under this contract, PNM purchases energy on the customer’s behalf and delivers the energy to the customer’s location through PNM’s transmission system. PNM charges the customer for the cost of the energy as a direct pass through to the customer with no impact to PNM’s margin. Although KWh sales to this customer increased in both 2014 and 2013 compared to the previous year, there is only a minor impact in margin resulting from providing ancillary services.

Unregulated revenues and margins are primarily associated with PVNGS Unit 3. In 2014, higher market prices combined with higher available generation increased revenues by $5.3 million. In addition, gas imbalance settlements lowered cost of energy $2.1 million in 2014 compared to 2013. In 2013, higher market power prices on sales offset by lower available generation increased revenue and margin $2.8 million. In addition, PNM incurred cost of energy for gas imbalance settlements of $2.0 million in 2012 that did not recur in 2013.

PNM’s contract with Gallup, its second largest wholesale generation customer, expired on June 29, 2014.  In 2014, decreases in revenues for the Gallup contract of $5.6 million were partially offset by increases in off-system sales of $3.3 million for power that would have otherwise been used to serve Gallup and lower fuel expense of $1.0 million. In addition, in May 2014, PNM entered into a new wholesale contract with the Jicarilla Apache Nation, which increased revenues and margin $1.0 million. PNM’s recently filed general rate case includes a reallocation of costs among regulatory jurisdictions reflecting the termination of the contract to serve Gallup. See Note 17.  PNM implemented new rates for NEC, its largest wholesale firm-requirements customer, in April 2012 and for Gallup in July 2013. These increases improved revenues and margins $2.9 million in 2013.

PNM closed on the acquisition of Rio Bravo, formerly known as Delta, on July 17, 2014. Prior to acquiring Rio Bravo, PNM had a 20 year PPA covering all of the output of the facility, which PNM accounted for as an operating lease and recorded fixed and variable costs in cost of energy. As a result of the Rio Bravo acquisition, cost of energy decreased and margin increased $3.3 million for 2014 compared to 2013. The increase in margin is partially offset by increases in operating and depreciation expenses.

PNM offers several energy efficiency programs and initiatives to its retail customers regulated by the NMPRC. In addition, PNM is allowed to earn incentives on these programs based on authorized calculations. See Note 17. PNM recovers the energy efficiency program costs and incentives via a rate rider. Changes in energy efficiency revenues are offset by changes in operating expenses. In 2014, revenues and margins from the energy efficiency rider were higher by $3.8 million compared to 2013, due to an increase in the recovery rate for program costs and higher authorized incentives. In 2013, revenues and margins from the energy efficiency rider were lower by $2.1 million compared to 2012 due to lower KWh sales and a decrease in the recovery rate.

In August 2012, PNM implemented its renewable energy rider, which recovers renewable energy procurement costs to meet the RPS, including PNM-owned solar PV facilities. In January 2014, PNM increased the rate charged under the rider to include additional PNM-owned solar PV facilities completed in 2013. See Note 17. For 2014, this rider increased revenues by $10.2 million compared to 2013. These revenues include a return on investment increase of $1.9 million for 2014 compared to 2013. Cost of energy, reflecting purchase of RECs and purchase of geothermal power, increased $3.7 million for 2014 compared to 2013. Revenues under this rider increased by $14.7 million for 2013 compared to 2012. Cost of energy, reflecting the purchase cost of RECs, increased by an additional $6.3 million in 2013. Revenue increased due to the earned return component on investment of $1.8 million in 2013 compared to $1.2 million for 2012. The remaining revenues from this rider recover renewable energy operating, depreciation, and interest expenses.

Changes in unrealized mark-to-market gains and losses result from economic hedges for sales and fuel costs not covered under the FPPAC, primarily associated with PVNGS Unit 3. Unrealized gains of $6.5 million in 2014 compared to unrealized gains of $1.9 million for 2013 increased margin by $4.6 million, primarily due to PVNGS Unit 3 hedge gains of $5.7 million offset by losses on purchase power contracts of $1.1 million. Unrealized gains of $1.9 million in 2013 compared to unrealized gains of $1.6 million for 2012 increased margin by $0.3 million, primarily due to gains on purchase power contracts of $0.8 million and gains on retail hedges of $0.1 million offset by PVNGS Unit 3 hedge losses of $0.6 million.

Changes in revenue, cost of energy, and margin shown as “other” in the table above include the following items. In 2014, PNM recorded a $1.7 million increase in cost of energy and decrease in margin related to the resolution of issues covered by the arbitration with SJCC discussed in Note 16. As part of the approval of the continuation of PNM’s FPPAC, PNM retains 10% of the revenue from off-system sales that would otherwise be passed through the FPPAC, effective as of July 1, 2013. PNM recorded revenue of $1.7 million for its 10% share of off-system sales from the effective date through December 31, 2014. Lower cost of nuclear fuel handling due to discontinuance of the DOE one-mill fees decreased cost of energy and increased margins by $1.0 million in 2014 compared to 2013. Other also includes the impacts of off-system purchases and sales that are not passed through PNM’s FPPAC. Other sales for resale revenues and KWh volumes increased in 2013 compared to 2012, primarily due to reduced off-system sales at SJGS in 2012 resulting from the fire incident at the mine providing coal to SJGS. See Note 16 for more discussion on the SJGS mine fire incident. Lower cost of energy associated with coal mine decommissioning of $1.9 million increased margins in 2013 compared to 2012.

In 2014, operating expenses decreased $6.5 million compared to 2013. Increases in plant maintenance costs at Four Corners, Palo Verde, and PNM’s natural gas plants of $2.4 million, $1.5 million, and $2.8 million were offset by lower maintenance costs at SJGS of $0.6 million. Higher energy efficiency rider program costs and higher renewable rider costs of $3.2 million and $0.4 million, which are offset in revenues, increased operating expenses. Higher property taxes of $2.4 million due to increased plant in service and higher assessed values, as well as higher bad debt expense of $0.4 million further increased operating expenses in 2014 compared to 2013. In 2014, PNM undertook process improvement initiatives designed to decrease future operating expenses. In connection with those initiatives, PNM incurred $1.9 million of costs, primarily related to severances, in 2014. These increases in costs were offset by lower labor and employee benefit costs of $2.4 million and $0.6 million in 2014 compared to 2013. Lower property and casualty claims reduced operating expenses by $1.0 million for 2014 compared to 2013. Capitalization of administrative and general expenses increased by $2.7 million due to higher capital spending also reduced operating expenses in 2014 compared to 2013, as did the $3.3 million allocation to contributions to the PNM Resources Foundation and additional financial support to the PNM Good Neighbor Fund in 2013, which did not occur in 2014. PNM concluded that certain costs that were being deferred as regulatory assets were no longer probable of recovery through the ratemaking process and recorded regulatory disallowances of $1.1 million in 2014 and $12.2 million in 2013, resulting in a decrease in operating expenses of $11.1 million in 2014. The 2013 disallowance includes $10.5 million of the under-collected balance of the FPPAC pursuant to a settlement in the FPPAC continuation matter discussed in Note 17.

In 2013, operating expenses decreased $6.8 million compared to 2012 due to lower maintenance expenses related to planned outages at SJGS of $8.8 million and unplanned outages at SJGS, PVNGS, and PNM’s natural gas plants of $0.9 million, $0.6 million, and $2.1 million, partially offset by increased maintenance expense for unplanned outages at Four Corners of $2.3 million. Lower healthcare claims and lower pension and retiree medical expenses reduced operating expense by $2.3 million in 2013. In addition, capitalized administrative and general expenses increased $3.0 million in 2013 due to increased capital spending, resulting in lower operating expenses compared to 2012. Also, lower energy efficiency expenses of $2.6 million, which are offset in revenues, reduced operating expenses. The allocation of corporate expenses in 2012 included $2.3 million related to business restructuring, which did not recur in 2013. Improved collection experience in 2013 decreased bad debt expense by $0.5 million further decreasing operating expenses. Higher incentive compensation expenses of $2.8 million increased operating expense in 2013. Property taxes increased $1.8 million due to increased plant in service and higher assessed values and a $0.7 million increase in regulatory, payroll, and gross receipts taxes increased operating expenses in 2013 compared to 2012. Donation allocations and regulatory disallowances in 2013, discussed above, increased operating expense in 2013. In addition, PNM recorded a lease abandonment loss of $6.2 million in operating expenses in 2012, which did not recur in 2013.

Depreciation and amortization expense increased in 2014 and 2013 due to additions to utility plant in service, including PNM-owned solar PV facilities and the Rio Bravo purchase. Depreciation on the PNM-owned solar PV facilities is recovered through the renewable energy rate rider as discussed above.

For 2014, other income (deductions) decreased $0.7 million compared to 2013, primarily due to lower interest income on the PVNGS lessor notes of $1.8 million due to lower outstanding balances. In addition, gains of $0.7 million on the disposition of property in 2013 decreased other income (deductions) for 2014. These decreases were offset by income from the pre-treatment of coal of $0.5 million in 2014 and PNM’s commitments in 2013 of $1.0 million to support employment and other economic activities in the “four corners” area, including the Navajo nation. Other income (deductions) also reflects the performance of the NDT and the trust for coal mine reclamation, including investment income, gains or losses on sales of investments, management expenses, and taxes paid by the trusts. Pre-tax gains on available-for-sale securities decreased $0.1 million in 2014 compared to 2013. For 2013, other income (deductions) was $5.0 million lower than 2012, primarily related to $2.4 million lower gains on available-for-sale securities and $2.3 million lower interest income on the PVNGS lessor notes. PNM commitments of $1.0 million to support the "four corners" area further decreased earnings. These decreases were partially offset by higher equity AFUDC of $0.4 million.

Interest expense increased $0.2 million and $3.1 million in 2014 and 2013 primarily due to the regulatory deferral in2012 of interest costs associated with the construction of PNM-owned solar PV facilities, which are now being amortized as interest income and recovered through the renewable energy rate rider.

As discussed in Note 11, the Company settled an IRS examination in 2014, which resulted in PNM recording an additional income tax expense of $1.1 million. An income tax benefit of $1.3 million reflected in the Corporate and Other segment offsets this amount. In addition, income tax expense for PNM was impacted by an impairment of New Mexico net operating loss carryforwards resulting in additional income tax expense of $2.1 million in 2014.

TNMP
The table below summarizes the operating results for TNMP:

	Year Ended December 31,			Change
	2014	2013	2012	2014/2013	2013/2012
	(In millions)
Electric operating revenues	$287.9	$271.6	$250.1	$16.3	$21.5
Cost of energy	67.9	57.6	46.2	10.3	11.4
Margin	220.0	214.0	203.9	6.0	10.1
Operating expenses	84.4	91.6	87.1	(7.2)	4.5
Depreciation and amortization	50.1	50.2	49.3	(0.1)	0.9
Operating income	85.6	72.2	67.5	13.4	4.7
Other income (deductions)	2.1	1.9	2.7	0.2	(0.8)
Interest charges	(27.4)	(27.4)	(28.2)	—	0.8
Segment earnings before income taxes	60.3	46.7	42.1	13.6	4.6
Income (taxes)	(22.5)	(17.6)	(15.4)	(4.9)	(2.2)
Segment earnings	$37.8	$29.1	$26.7	$8.7	$2.4

The table below summarizes the significant changes to total revenues, cost of energy, and margin:

	2014/2013 Change			2013/2012 Change
	Total Revenues	Cost of Energy	Margin	Total Revenues	Cost of Energy	Margin
	(In millions)
Rate increases	$6.3	$—	$6.3	$4.8	$—	$4.8
Customer usage/load	0.9	—	0.9	2.0	—	2.0
Customer growth	1.7	—	1.7	1.5	—	1.5
Demand based customers	(0.4)	—	(0.4)	3.6	—	3.6
Weather	(2.0)	—	(2.0)	(0.7)	—	(0.7)
Recovery of third-party transmission costs	10.3	10.3	—	11.8	11.4	0.4
AMS surcharge	4.0	—	4.0	2.7	—	2.7
CTC surcharge	0.3	—	0.3	(3.4)	—	(3.4)
Hurricane Ike surcharge	(4.8)	—	(4.8)	(0.6)	—	(0.6)
Energy efficiency incentive	0.8	—	0.8	0.5	—	0.5
1999 rate settlement	—	—	—	(1.6)	—	(1.6)
Other	(0.8)	—	(0.8)	0.9	—	0.9
Net change	$16.3	$10.3	$6.0	$21.5	$11.4	$10.1

The following table shows TNMP operating revenues by retail tariff consumer class, including intersegment revenues, and average number of consumers:

	Year Ended December 31,			Change
	2014	2013	2012	2014/2013	2013/2012
	(In millions, except customers)
Residential	$114.8	$111.3	$103.3	$3.5	$8.0
Commercial	99.7	95.1	88.3	4.6	6.8
Industrial	15.0	13.1	13.4	1.9	(0.3)
Other	58.4	52.1	45.1	6.3	7.0
	$287.9	$271.6	$250.1	$16.3	$21.5
Average consumers (thousands) (1)	238.2	235.1	233.0	3.1	2.1

(1)
TNMP provides transmission and distribution services to REPs that provide electric service to customers in TNMP’s service territories. The number of consumers above represents the customers of these REPs. Under TECA, consumers in Texas have the ability to choose any REP to provide energy.

The following table shows TNMP GWh sales by retail tariff consumers class:

	Year Ended December 31,			Change
	2014	2013	2012	2014/2013	2013/2012
	(Gigawatt hours)
Residential	2,802.8	2,796.7	2,714.5	6.1	82.2
Commercial	2,564.8	2,451.3	2,353.1	113.5	98.2
Industrial	2,727.1	2,598.4	2,727.1	128.7	(128.7)
Other	102.1	104.5	103.9	(2.4)	0.6
	8,196.7	7,950.9	7,898.6	245.9	52.3

Implementation of rate increases in March 2013, September 2013, March 2014, and September 2014 increased revenues and margins by $6.3 million in 2014 compared to 2013. See Note 17. Higher weather normalized load increased revenues and margin by $0.9 million in 2014 compared to 2013. TNMP's weather normalized retail KWh sales increased 3.2% for the year ended 2014 compared to 2013. Milder weather in 2014 compared to 2013, decreased revenues and margins by $2.0 million. Cooling degree days were 2.2% lower than 2013 and heating degree days were 2.0% higher than in 2013. Due to the climate in TNMP’s service territories, variances in cooling degree days have a much larger impact than variances in heating degree days. TNMP experienced average customer growth of 1.3% in 2014, increasing revenues and margins by $1.7 million. Rate increases implemented in September 2012, March 2013, and September 2013 increased revenues and margins by $4.8 million in 2013 compared to 2012. Higher weather normalized and leap-year adjusted usage per customer increased margin $2.0 million in 2013. TNMP's weather normalized and leap-year adjusted retail KWh sales increased 2.6% in 2013. Customer growth in TNMP’s service areas increased revenues and margin $1.5 million in 2013. Milder weather in 2013 compared to 2012, decreased revenues and margins by $0.7 million.

Differences between revenues and costs charged by third-party transmission providers are deferred and recovered through a transmission cost recovery factor. Higher transmission cost of energy resulting from rate increases from other transmission service providers within ERCOT increased cost of energy $10.3 million in 2014 and $11.4 million in 2013. These increases in cost of energy resulted in TNMP rate increases for the recovery of third party transmission costs increasing revenue $10.3 million in 2014 and $11.8 million in 2013.

On August 11, 2011, TNMP implemented a surcharge for its AMS deployment. The surcharge will recover TNMP’s investment in AMS over a 12 year period. The surcharge has a true-up mechanism, which allows TNMP to match revenues collected against the expenses incurred and allows for a return to be earned on its investments. AMS revenues increased by $4.0 million in 2014 and $2.7 million in 2013, which offset increases in operating expenses and depreciation.

Increased revenues and margins from demand based customers of $3.6 million in 2013 compared to 2012 primarily resulting from TNMP, under a PUCT approved tariff, lowering the power factor billing threshold from 700 KW to 300 KW. Such revenues and margins decreased slightly in 2014. In 2012, TNMP received a $1.6 million settlement related to ERCOT transmission rates charged from the fourth quarter of 1999, which did not recur in 2014 or 2013.

TNMP earned energy efficiency incentive bonuses for having achieved demand savings for the 2013 and 2012 program years that exceeded its goals. These incentives were approved by the PUCT on September 11, 2014 for the 2013 program year and November 4, 2013 for the 2012 program year, which increased revenues and margin by $0.8 million in 2014 and $0.5 million in 2013.

The CTC surcharge increased revenues and margin by $0.3 million in 2014 compared to 2013, but decreased $3.4 million in 2013 compared to 2012 due to a rate rider decrease implemented in January 2013. The Hurricane Ike surcharge decreased revenues and margin by $4.8 million in 2014 and $0.6 in 2013. The Hurricane Ike surcharge was terminated in November of 2013 due to full recovery of costs associated with this item. Other changes in revenue include recovery of current energy efficiency program costs collected through the energy efficiency cost recovery factor surcharge and rate case expenses collected through the rate case expense surcharge. Changes in revenues and margins from these surcharges are offset by changes in operating expenses and depreciation and amortization.

Operating expenses decreased $7.2 million in 2014 compared to 2013. Lower employee healthcare claims of $2.1 million decreased operating expense in 2014. Higher capitalization of administrative and general expenses related to higher levels of construction expenditures decreased operating expenses by $2.9 million further decrease operating expenses in 2014. Lower energy efficiency program expenses of $0.3 million and lower rate case expense amortization of $0.7 million decreased operating expense in 2014, which amounts are offset by decreases in revenue under TNMP’s energy efficiency and rate case expense surcharges. Other decreases to operating expenses include both a $0.5 million write-off of costs incurred in exploring the possibility of securitizing the remaining CTC costs and the allocation of the contributions to the PNM Resources Foundation of $0.7 million in 2013, which did not recur in 2014.

Operating expenses increased $4.5 million in 2013 compared to 2012. Higher energy efficiency program costs of $1.5 million increased operating expenses, which are offset by increases in revenue under TNMP’s energy efficiency cost recovery factor. Increased property and sales taxes of $1.1 million, primarily due to increased utility plant in service and higher assessed values, higher expenses for incentive compensation of $0.9 million, higher employee healthcare claims of $0.8 million and higher pension and retiree medical expense of $0.8 million increased operating expenses in 2013 compared to 2012. These increases and the increases due CTC securitization and allocated contributions discussed above were offset by lower vegetation management expenses of $1.1 million in 2013 due to additional vegetation management expenditures in 2012 and the 2012 lease abandonment loss of $1.2 million, which did not recur in 2013.

Depreciation expense associated with AMS deployment, which is recovered through the AMS surcharge, increased $2.2 million in 2014. Increases in utility plant in service and amortization expense associated with the CTC regulatory asset increased depreciation and amortization $1.6 million and $0.7 million in 2014. These increases were offset by lower amortization of Hurricane Ike costs of $4.7 million compared to 2013. In 2013, depreciation and amortization expense increased due to higher utility plant in service and AMS deployment, which was partially offset by lower amortization of the CTC regulatory asset.

Other income (deductions) increased in 2014 primarily due to an increase in contributions in aid of construction. Other income (deductions) decreased in 2013 due to higher AFUDC on equity funds of $0.6 million in 2012 and a gain on the sale of property of $0.3 million in 2012, which did not recur in 2013.

Interest charges were flat in 2014 compared to 2013. The issuance of $80.0 million of long-term debt under the TNMP 2013 Bond Purchase Agreement on June 27, 2014 increased interest charges $2.0 million, which is offset by lower interest charges due to the maturity of $50.0 million of debt under the TNMP 2011 Term Loan Agreement and the April 2013 exchange of $93.2 million of TNMP’s 9.5% First Mortgage Bonds for an equal amount of a new series of 6.95% First Mortgage Bonds. Interest charges in 2013 decreased compared to 2012 primarily due to this First Mortgage Bond exchange.

Corporate and Other
The table below summarizes the operating results for Corporate and Other:

	Year Ended December 31,			Change
	2014	2013	2012	2014/2013	2013/2012
		(In millions)
Electric operating revenues	$—	$—	$—	$—	$—
Cost of energy	—	—	—	—	—
Margin	—	—	—	—	—
Operating expenses	(14.5)	(18.3)	(17.9)	3.8	(0.4)
Depreciation and amortization	13.1	12.8	17.5	0.3	(4.7)
Operating income	1.4	5.5	0.3	(4.1)	5.2
Gain on sale of First Choice	—	—	1.0	—	(1.0)
Other income (deductions)	(2.4)	(13.7)	(8.1)	11.3	(5.6)
Interest charges	(12.8)	(14.9)	(16.6)	2.1	1.7
Segment earnings (loss) before income taxes	(13.8)	(23.1)	(23.4)	9.3	0.3
Income (taxes) benefit	5.4	6.9	11.2	(1.5)	(4.3)
Segment earnings (loss)	$(8.4)	$(16.2)	$(12.2)	$7.8	$(4.0)
Corporate and Other operating expenses shown above are net of amounts allocated to PNM and TNMP under shared services agreements. The amounts allocated include certain expenses shown as depreciation and amortization and other income (deductions) in the table above. The operating income (loss) of $5.5 million in 2013 reflects the allocation of $4.0 million of the Company’s contributions to the PNM Resources Foundation and financial support to the PNM Good Neighbor Fund, recorded in other income (deductions), which were allocated to PNM and TNMP reducing operating expenses. Such contributions did not occur in 2014 or 2012.

Depreciation expense decreased in 2013 from 2012 due to accelerated amortization of leasehold improvements for a portion of the Company’s corporate headquarters abandoned during 2012. PNM and TNMP deferred their allocations of the accelerated amortization of related leasehold improvements as regulatory assets to be recovered through rates. Substantially all depreciation and amortization expense is offset in operating expenses as a result of allocation of these costs to other business segments.
The year-over-year changes in other income (deductions) are primarily due to losses of $3.3 million recognized in 2013 on the repurchase of $23.8 million of PNMR’s 9.25% senior unsecured notes (Note 6), the $4.0 million in contributions discussed above, and a $3.6 million decrease in amortization related to corporate investments that became fully amortized in 2013.
Interest charges decreased year-over-year in 2014 and 2013 primarily due to the repurchase of 9.25% senior unsecured notes. In addition, interest charges decreased due to lower borrowings and lower interest rates on short-term borrowings.

In 2014 and 2013, income tax benefits were reduced by $1.9 million and $3.9 million due to impairments of net operating loss carryforwards and New Mexico wind energy production tax credit carryforwards. The impaired carryforwards are not expected to be utilized prior to their expiration due to the Company’s net operating loss position and the extension of fifty percent bonus depreciation. Additional income tax expense of $0.2 million and $1.2 million was recognized in 2014 and 2013 due to reductions in Corporate and Other’s deferred tax assets resulting from legislation, which reduced future New Mexico corporate income tax rates. The settlement of an IRS examination in 2014 resulted in an income tax benefit of $1.3 million in Corporate and Other. An additional income tax expense of $1.1 million reflected in the PNM segment offsets this amount. See Note 11.

LIQUIDITY AND CAPITAL RESOURCES
Statements of Cash Flows
The information concerning PNMR’s cash flows is summarized as follows:

	Year Ended December 31,			Change
	2014	2013	2012	2014/2013	2013/2012
	(In millions)
Net cash flows from:
Operating activities	$414.9	$386.6	$281.3	$28.3	$105.2
Investing activities	(485.3)	(331.4)	(285.9)	(153.9)	(45.6)
Financing activities	96.2	(61.6)	(1.6)	157.8	(60.0)
Net change in cash and cash equivalents	$25.7	$(6.5)	$(6.1)	$32.2	$(0.3)

The changes in PNMR’s cash flows from operating activities primarily relate to income tax refunds received of $2.6 million in 2014 compared to refunds received of $95.3 million in 2013 and income taxes paid of $5.3 million in 2012 and rate increases at TNMP and PNM. Contributions to the PNM and TNMP pension and other postretirement benefit plans of $5.4 million in 2014 compared to $66.5 million in 2013 and $88.5 million in 2012 also contributed to operating cash flow changes. In addition, changes in assets and liabilities resulting from normal operations impact operating cash flows. These increases were offset by refunds of $15.2 million made to customers related to the settlement of PNM’s transmission rate case in 2013, as well as governmental grants received by PNM of $21.6 million in 2012 and lower retail load at PNM in 2014 and 2013.

Cash flows from investing activities were driven primarily by increases in plant additions of $112.6 million in 2014 compared to 2013 and $39.1 million in 2013 compared to 2012. At PNM, total utility plant additions were $76.9 million higher in 2014 compared to 2013, including increases in generation additions of $40.0 million, transmission and distribution additions of $33.5 million and nuclear fuel purchases of $4.8 million offset by a decrease in renewable additions of $1.4 million. PNM utility plant additions were $43.1 million higher in 2013 compared to 2012, including $35.7 million related to solar projects and increases in transmission and distribution additions of $22.7 million, offset by lower generation additions of $9.5 million and lower nuclear fuel purchases of $5.8 million. TNMP utility plant additions increased by $38.1 million in 2014 compared to 2013, including increases in distribution additions of $18.7 million, transmission additions of $17.8 million, and AMS additions of $1.6 million. TNMP utility plant additions decreased $3.9 million in 2013 compared to 2012, including an increase in AMS additions of $2.5 million, offset by a decrease in other transmission and distribution additions of $6.4 million. Cash flows from investing activities were also affected by the $36.2 million acquisition of Rio Bravo in 2014 as discussed in Note 9 and proceeds from the sale of First Choice of $4.0 million in 2012.

The changes in PNMR’s cash flows from financing activities include reductions in net short-term borrowings of $34.1 million in 2014 compared to 2013 and $85.5 million in 2013 compared to 2012. Long-term borrowings in 2014 include the $175.0 million PNM 2014 Term Loan agreement and $100.0 million of the $125.0 million PNM Multi-draw Term Loan, which were used to repay amounts under the existing PNM 2013 Term Loan Agreement and other short-term borrowings. In addition, 2014 includes the issuance of $80.0 million in long-term debt at TNMP, which was used to repay amounts under the existing TNMP 2011 Term Loan Agreement and other short-term borrowings. Long-term borrowings in 2013 include the $75.0 million PNM 2013 Term Loan Agreement. In 2013, $13.0 million was paid in connection with TNMP’s debt exchange and $26.9 million was paid by PNMR to repurchase $23.8 million of its outstanding 9.25% Senior Unsecured Notes, Series A, due 2015. Borrowings in 2012 include the $100.0 million PNMR Term Loan Agreement, which was used to repay borrowings under the PNMR Revolving Credit Facility. PNM also refinanced $20.0 million of PCRBs in 2012.
Financing Activities
See Note 6 for additional information concerning the Company’s financing activities. PNM must obtain NMPRC approval for any financing transaction having a maturity of more than 18 months. In addition, PNM files its annual short-term financing plan with the NMPRC. The Company’s ability to access the credit and capital markets at a reasonable cost is largely dependent upon its:

•	Ability to earn a fair return on equity

•	Results of operations

•	Ability to obtain required regulatory approvals

•	Conditions in the financial markets

•	Credit ratings

The $100.0 million PNMR Term Loan Agreement, the $175.0 million PNM 2014 Term Loan Agreement, and the $125.0 million PNM Multi-draw Term Loan, as well as the credit facilities discussed under Liquidity below, each contain one financial covenant that requires the maintenance of debt-to-capital ratios of less than or equal to 65%.  For PNMR and PNM, these ratios reflect the present value of payments under the PVNGS leases as debt. At December 31, 2014, interest rates on outstanding borrowings were 1.02% for the PNMR Term Loan Agreement, 1.11% for the PNM 2014 Term Loan Agreement, and 0.75% for the PNM Multi-draw Term Loan.
Capital Requirements
Total capital requirements consist of construction expenditures and cash dividend requirements for PNMR common stock and PNM preferred stock. Key activities in PNMR’s current construction program include:

•	Upgrading generation resources, including expenditures for compliance with environmental requirements and for renewable energy resources

•	Expanding the electric transmission and distribution systems

•	Purchasing nuclear fuel
Projected capital requirements for 2015-2019 are:

	2015	2016-2019	Total
	(In millions)
Construction expenditures	$569.2	$1,638.1	$2,207.3
Dividends on PNMR common stock	63.7	254.9	318.6
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$633.4	$1,895.1	$2,528.5

The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include estimated amounts of $70.7 million related to environmental upgrades at SJGS to address regional haze and $268.4 million related to the identified sources of replacement capacity under the revised plan for compliance described in Note 16. The above construction expenditures also include additional renewable resources anticipated to be required to meet the RPS, additional peaking resources to meet needs outlined in PNM’s current IRP, environmental upgrades at Four Corners of $80.0 million, and the purchase of the leased portion of the EIP, and the purchase of the assets underlying three of the PVNGS Unit 2 leases at the expiration of those leases. Expenditures for the SJGS and Four Corners environmental upgrades are estimated to be $72.1 million in 2015. See Note 16 and Commitments and Contractual Obligations below. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to be able to pay dividends to PNMR. Note 5 describes regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.
During the year ended December 31, 2014, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and borrowings under term loans and the TNMP 2013 Bond Purchase Agreement.

In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt that must be paid or refinanced at maturity. PNMR’s 9.25% senior unsecured notes mature on May 15, 2015; $39.3 million of PNM’s senior unsecured notes, pollution control revenue bonds, are subject to mandatory tender for remarketing on June 1, 2015; and the $175.0 million PNM 2014 Term Loan Agreement matures on September 4, 2015. Note 6 contains additional information about the maturities of long-term debt. Also, the $100.0 million PNMR Term Loan Agreement matures on December 21, 2015 and the $125.0 million PNM Multi-draw Term Loan matures on June 21, 2016. PNMR and PNM anticipate that funds to repay the long-term debt maturities and term loans will come from entering into new arrangements similar to the existing agreements, borrowing under their revolving credit facilities, issuance of new long-term debt, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.
Liquidity
PNMR’s liquidity arrangements include the PNMR Revolving Credit Facility and the PNM Revolving Credit Facility that both currently expire in October 2019 and the TNMP Revolving Credit Facility that expires in September 2018. The PNMR

Revolving Credit Facility and the PNM Revolving Credit Facility provide for an additional one-year extension option for each facility, subject to approval by a majority of the lenders. The PNMR Revolving Credit Facility has a financing capacity of $300.0 million, the PNM Revolving Credit Facility has a financing capacity of $400.0 million, and the TNMP Revolving Credit Facility has a financing capacity of $75.0 million. On January 8, 2014, PNM entered into the $50.0 million PNM New Mexico Credit Facility, which expires on January 8, 2018. The Company believes the terms and conditions of these facilities are consistent with those of other investment grade revolving credit facilities in the utility industry.
The revolving credit facilities and the PNM New Mexico Credit Facility provide short-term borrowing capacity. The revolving credit facilities also allow letters of credit to be issued. Letters of credit reduce the available capacity under the facilities. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. The Company’s business is seasonal with more revenues and cash flows from operations being generated in the summer months. In general, the Company relies on the credit facilities to be the initial funding source for construction expenditures. Accordingly, borrowings under the facilities may increase over time. Depending on market and other conditions, the Company will periodically sell long-term debt and use the proceeds to reduce the borrowings under the credit facilities. Borrowings under the PNMR Revolving Credit Facility ranged from zero to $21.1 million during the year ended December 31, 2014, zero to $84.0 million during the year ended December 31, 2013, and $14.0 million to $141.0 million during the year ended December 31, 2012. Such borrowings ranged from zero to $0.6 million during the three months ended December 31, 2014. Borrowings under the PNM Revolving Credit Facility ranged from zero to $82.0 million during the year ended December 31, 2014, zero to $130.8 million during the year ended December 31, 2013, and zero to $168.0 million during the year ended December 31, 2012. Such borrowings ranged from zero to $45.0 million during the three months ended December 31, 2014. Borrowings under the PNM New Mexico Credit Facility ranged from zero to $25.0 million during the year ended December 31, 2014 and zero to $15.0 million during the three months ended December 31, 2014. There were no such borrowings in 2013 and 2012. Borrowings under the TNMP Revolving Credit Facility ranged from zero to $30.0 million during the year ended December 31, 2014 and from zero to $40.0 million during the year ended December 31, 2013. There were no such borrowings in 2012. Such borrowings ranged from zero to $5.0 million during the three months ended December 31, 2014. At December 31, 2014, the interest rates on outstanding borrowings were 1.67% for the PNMR Revolving Credit Facility and 1.17% for the TNMP Revolving Credit Facility. The PNM Revolving Credit Facility and the PNM New Mexico Credit Facility had no borrowings outstanding at December 31, 2014.
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
In addition to its internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing to fund its capital requirements during the 2015-2019 period. This could include new debt issuances and/or new equity.
On January 30, 2014, Moody’s raised the senior unsecured rating for PNMR, the senior unsecured and issuer ratings for PNM, and the senior secured and issuer ratings for TNMP. Moody’s continued to maintain the ratings outlook for PNMR, PNM, and TNMP as positive. On April 30, 2014, S&P changed the corporate credit ratings outlook to positive from stable for PNMR, PNM, and TNMP. Currently, all of the credit ratings issued by both Moody’s and S&P on the Company’s debt are investment grade. As of February 20, 2015, ratings on the Company’s securities were as follows:

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

A summary of liquidity arrangements as of February 20, 2015 is as follows:

	PNMR Separate	PNM Separate	TNMP Separate	PNMR Consolidated
		(In millions)
Financing capacity:
Revolving credit facility	$300.0	$400.0	$75.0	$775.0
PNM New Mexico Credit Facility	—	50.0	—	50.0
Total financing capacity	$300.0	$450.0	$75.0	$825.0
Amounts outstanding as of February 20, 2015:
Revolving credit facility	$0.8	$10.0	$20.0	$30.8
PNM New Mexico Credit Facility	—	15.0	—	15.0
Letters of credit	7.7	3.2	0.1	11.0
Total short term-debt and letters of credit	8.5	28.2	20.1	56.8
Remaining availability as of February 20, 2015	$291.5	$421.8	$54.9	$768.2
Invested cash as of February 20, 2015	$1.9	$42.5	$—	$44.4
The above table excludes intercompany debt. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures. The availability amounts do not include remaining capacity of $25.0 million available under the PNM Multi-draw Term Loan at February 20, 2015.
PNMR can offer new shares of common stock through the PNM Resources Direct Plan under a SEC shelf registration statement that expires in August 2015. PNM has a shelf registration statement for up to $500.0 million of senior unsecured notes that expires in May 2017.
Off-Balance Sheet Arrangements
PNMR’s off-balance sheet arrangements include PNM’s operating leases for portions of PVNGS Units 1 and 2 and the EIP transmission line.
In 1985 and 1986, PNM consummated sale and leaseback transactions for its interest in PVNGS Units 1 and 2. The original purpose of the sale-leaseback financing was to lower revenue requirements and to levelize the ratemaking impact of PVNGS being placed in-service. The lease payments reflected lower capital costs as the equity investors were able to capitalize the investment with greater leverage than PNM and because the sale transferred tax benefits that PNM could not fully utilize. Under traditional ratemaking, the capital costs of ownership of a major rate base addition, such as a nuclear plant, are front-end loaded. The revenue requirements are high in the initial years and decline over the life of the plant as depreciation occurs. By contrast, the lease payments are level over the lease term. The leases, which were scheduled to expire in 2015 and 2016, contained options to renew the leases at a fixed price or to purchase the property for fair market value.
As discussed in Note 7, PNM and the lessors under each of the PVNGS Unit 1 leases entered into amendments to those leases that renew the leases from their original expiration on January 15, 2015 through January 15, 2023. In addition, PNM entered into an amendment with the lessor under one of the PVNGS Unit 2 leases that extended that lease from its original expiration on January 15, 2016 through January 15, 2024. PNM has entered into agreements with the lessors under the other three PVNGS Unit 2 leases under which PNM will exercise its option to purchase the assets underlying the leases at the agreed to fair market values aggregating $163.3 million at the expiration of the leases on January 15, 2016. The semiannual renewal payments aggregate $8.3 million under the PVNGS Unit 1 leases and are $0.8 million for the one renewed PVNGS Unit 2 lease. See Sources of Power in Part I, Item 1, Investments in Note 1, and Note 7 for additional information.

The future lease payments shown below for the PVNGS leases have been reduced by amounts that will be returned to PNM through its ownership in related lessor notes and include the renewals described above.

PVNGS Units 1&2
(In thousands)
2015	$25,319
2016	20,589
2017	18,139
2018	18,139
2019	18,139
Thereafter	65,124
Total	$165,449
For reasons similar to the PVNGS sale and leaseback transactions, PNM built the EIP transmission line and sold it in sale and leaseback transactions in 1985. PNM currently owns 60% and operates the other 40% of the EIP line under the terms of a lease agreement. The lease expires on April 1, 2015 and contained fixed-rate and fair market value renewal options and a fair market value purchase option. PNM has agreed to exercise its option to purchase the leased assets at expiration of the lease at the agreed to fair market value of $7.7 million. See Note 7.
Commitments and Contractual Obligations
The following table sets forth PNMR’s long-term contractual obligations as of December 31, 2014. See Note 7 for further details about the Company’s significant leases:

	Payments Due
Contractual Obligations	2015	2016-2017	2018-2019	2020 and Thereafter	Total
	(In thousands)
Long-term debt (a)	$333,066	$157,000	$622,327	$842,743	$1,955,136
Interest on long-term debt (b)	107,233	200,081	124,432	637,984	1,069,730
Operating leases (c)	36,350	54,077	50,397	134,068	274,892
Transmission reservation payments	14,422	23,922	21,073	31,935	91,352
Coal contracts (d)	89,740	172,087	55,456	392,171	709,454
Coal mine decommissioning (e)	2,627	2,685	1,039	144,408	150,759
Nuclear decommissioning funding requirements (f)	2,637	5,274	5,274	—	13,185
Outsourcing	5,325	6,861	1,380	—	13,566
Pension and retiree medical (g)	35,463	23,435	20,218	—	79,116
Construction expenditures (h)	569,203	957,910	680,177	—	2,207,290
Total (i)	$1,196,066	$1,603,332	$1,581,773	$2,183,309	$6,564,480

(a)	Represents total long-term debt, excluding unamortized discounts of $1.9 million and unamortized premiums of $21.9 million

(b)	Represents interest payments during the period

(c)
The operating lease amounts include payments under the PVNGS leases through the expiration of the leases, including renewal periods for leases for which PNM has agreed to renew; the amounts in the above table are net of amounts to be returned to PNM as payments on its investments in related PVNGS lessor notes; see Off-Balance Sheet Arrangements above, Investments in Note 1, Note 7, and Note 9

(d)	Represents only certain minimum payments that may be required under the coal contracts if no deliveries are made

(e)	Includes funding of the trust established for post-term reclamation related to the mines serving SJGS (Note 16)

(f)	These obligations represent funding based on the current rate of return on investments

(g)	The Company only forecasts funding for its pension and retiree medical plans for the next five years

(h)
Represents forecasted construction expenditures, including nuclear fuel, under which substantial commitments have been made (Note 14); the Company only forecasts capital expenditures for the next five years; the construction expenditures include the purchase of the leased portion of the EIP and the assets underlying three of the PVNGS Unit 2 leases at the expiration of those leases; see Capital Requirements above and Note 7

(i)
PNMR is unable to reasonably estimate the timing of liability for uncertain income tax positions (Note 11) in individual years due to uncertainties in the timing of the effective settlement of tax positions. Therefore, PNMR’s liability of $15.0 million is not reflected in this table. Amounts PNM is obligated to pay Valencia are not included above since Valencia is consolidated by PNM in accordance with GAAP. See Note 9. No amounts are included above for the New Mexico Wind, Lightning Dock Geothermal, and Red Mesa Wind PPAs since there are no minimum payments required under those agreements.

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
The PNMR Revolving Credit Facility, PNM Revolving Credit Facility, PNM New Mexico Credit Facility, and TNMP Revolving Credit Facility contain “ratings triggers,” for pricing purposes only. If PNMR, PNM, or TNMP is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost. In addition, these facilities, as well as the PNMR Term Loan Agreement, PNM 2014 Term Loan Agreement, and PNM Multi-draw Term Loan each contain a covenant requiring the maintenance of debt-to-capital ratios of not more than 65%. For PNMR and PNM, the present value of payments under the PVNGS leases are considered debt. If that ratio were to exceed 65%, the entity could be required to repay all borrowings under its facility, be prevented from borrowing on the unused capacity under the facility, and be required to provide collateral for all outstanding letters of credit issued under the facility.
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

	December 31,
PNMR	2014	2013
PNMR common equity	46.4%	48.8%
Preferred stock of subsidiary	0.3%	0.3%
Long-term debt	53.3%	50.9%
Total capitalization	100.0%	100.0%
PNM
PNM common equity	45.7%	48.2%
Preferred stock	0.4%	0.4%
Long-term debt	53.9%	51.4%
Total capitalization	100.0%	100.0%
TNMP
Common equity	58.9%	59.9%
Long-term debt	41.1%	40.1%
Total capitalization	100.0%	100.0%

OTHER ISSUES FACING THE COMPANY
Climate Change Issues

Background
According to EPA, gases that trap heat in the atmosphere are called greenhouse gases. The four primary greenhouse gases are CO2, methane, nitrous oxide, and fluorinated gases, including chlorofluorocarbons such as Freon. In 2014, GHG associated with PNM’s interests in its generating plants were approximately 6.8 million metric tons of CO2, which comprises the vast majority of PNM’s GHG.  By comparison, the total GHG in the United States in 2012, the latest year for which EPA has published this data, were approximately 6.5 billion metric tons, of which approximately 5.4 billion metric tons were CO2.
PNM has several programs underway to reduce or offset GHG from its resource portfolio, thereby reducing its exposure to climate change regulation. See Note 17. In 2011, PNM completed construction of 22 MW of utility-scale solar generation located at five sites on PNM’s system throughout New Mexico. In 2013, PNM expanded its renewable energy portfolio by constructing 21.5 MW of utility-scale solar generation. In 2014, PNM added an additional 23 MW of utility-scale solar generation. PNM’s 2015 renewable energy procurement includes the construction of an additional 40 MW of PNM-owned solar PV facilities by December 31, 2015. Since 2003, PNM has purchased the entire output of New Mexico Wind, which has an aggregate capacity of 204 MW, and began purchasing the full output of Red Mesa Wind, which has an aggregate capacity of 102 MW, in January 2015. PNM has signed a 20-year PPA for the output of Lightning Dock Geothermal, which began providing power to PNM in January 2014. The current capacity of the facility is 4 MW and future expansion may result in up to 10 MW of generation capacity. Additionally, PNM has a customer distributed solar generation program that represented 39 MW at the end of 2014 and is expected to grow to over 45 MW by the end of 2015. Once fully subscribed, the distributed solar programs will reduce PNM’s annual production from fossil-fueled electricity generation by about 120 GWh. PNM offers its customers a comprehensive portfolio of energy efficiency and load management programs, with a 2014 budget of $22.5 million and anticipated program costs of $25.8 million for the program year beginning in June 2015. PNM estimates these programs saved approximately 75 GWh of electricity in 2014. Over the next 20 years, PNM projects the expanded energy efficiency and load management programs will provide the equivalent of approximately 13,000 GWh of electricity, which will avoid at least 6.5 million metric tons of CO2 based upon projected emissions from PNM’s system-wide resources. These estimates are subject to change because of the high uncertainty of many of the underlying variables, including changes in demand for electricity, and complex interrelationships between those variables.
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
As of December 31, 2014, approximately 71.2% of PNM’s generating capacity, including resources owned, leased, and under PPAs, all of which is located within the United States, consisted of coal or gas-fired generation that produces GHG. Based on current forecasts, the Company does not expect its output of GHG from existing sources to increase significantly in the near-term. Many factors affect the amount of GHG emitted. For example, if new natural gas-fired generation resources are added to meet increased load as anticipated in PNM’s current IRP, GHG would be incrementally increased. In addition, plant performance could impact the amount of GHG emitted. If PVNGS experienced prolonged outages, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG. As described in Note 16, on February 15, 2013, PNM, NMED, and EPA agreed to pursue a strategy to address the regional haze requirements of the CAA at the coal-fired SJGS, which would include the shutdown of SJGS Units 2 and 3. The shutdown of Units 2 and 3 would result in a reduction of GHG of approximately 50% at SJGS. That agreement also contemplates that gas-fired generation would be built to partially replace the retired capacity. Although replacement power strategies include some gas-fired generation, the reduction in GHG from the retirement of the coal-fired generation would be far greater than the increase in GHG from replacement generation. In September 2013, the EIB approved a RSIP submitted by NMED that encompassed the February 15, 2013 agreement and the RSIP was submitted to EPA for approval on October 18, 2013. Final rules approving the RSIP and withdrawing the FIP were published in the Federal Register on October 9, 2014 and became effective on November 10, 2014. Because of PNM’s dependence on fossil-fueled generation, any legislation or regulation that imposes a limit or cost on GHG could impact the cost at which electricity is produced. While PNM expects to recover any such costs through rates, the timing and outcome of proceedings for cost recovery are uncertain. In addition, to the extent that any additional costs are recovered through rates, customers may reduce their usage, relocate facilities to other areas with lower energy costs, or take other actions that ultimately will adversely impact PNM.
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
On June 26, 2012, the D.C. Circuit rejected challenges to EPA’s 2009 GHG endangerment finding, GHG standards for light-duty vehicles, PSD Interpretive Memorandum (EPA’s so-called GHG “Timing Rule”), and the Tailoring Rule. The Court found that EPA’s endangerment finding and its light-duty vehicle rule “are neither arbitrary nor capricious,” that “EPA’s interpretation of the governing CAA provisions is unambiguously correct,” and that “no petitioner has standing to challenge the Timing and Tailoring Rules.” On October 15, 2013, the United States Supreme Court granted a petition for a Writ of Certiorari regarding the permitting of stationary sources that emit GHG. The Supreme Court limited the question that it would review to: “Whether EPA permissibly determined that its regulation of greenhouse gas emissions from new motor vehicles triggered permitting requirements under the Clean Air Act for stationary sources that emit greenhouse gases.” Specifically, the case dealt with whether EPA’s determination that regulation of GHG from motor vehicles required EPA to regulate stationary sources under the PSD and

Title V permitting programs. The petitioners argued that EPA’s determination that it was required to regulate GHG under the PSD and Title V Programs was unlawful as it violates Congressional intent.

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

The Presidential Memorandum directed EPA to issue the proposed GHG NSPS for modified and existing EGUs by June 1, 2014 and to issue the final rule by June 1, 2015. On June 2, 2014, EPA released the proposed rule under Section 111(d) of the CAA to establish GHG performance standards for existing EGUs. The proposed existing source rule would require state-specific CO2 emission reduction goals based on EPA’s finding of the best system of emissions reductions (“BSER”). States would be required to meet both an interim goal from 2020 to 2029 and a final goal beginning in 2030. The proposed BSER is based on four “building blocks”: 1) a 6% heat rate improvement to coal-fired generation units; 2) a shift in electrical generation from coal-fired and oil/gas-fired EGUs to natural gas combined cycle units (“NGCCs”) such that the NGCCs are at a 70% utilization rate; 3) substitution of fossil fuel generation with renewable resources and new nuclear facilities, and extension of life of about 6% of existing nuclear plants that may be retired; and 4) increases to demand-side energy efficiency programs. States would be required to develop SIPs to reach the CO2 emission reduction goals. The SIPs would need to include enforceable CO2 emission limits that apply to the affected EGUs within the state. EPA is proposing to allow flexibility in how each state achieves the goal including an option to use either a rate-based or mass-based standard and to develop multi-state compliance plans. State SIPs would be due thirteen months after the date that the final rule is published in the Federal Register with the possibility of a one year extension if a state needs additional time or a two year extension if states choose to enter a multi-state approach. Comments on the proposed rule were originally due on or before October 16, 2014, which was extended to December 1, 2014. PNM submitted comments by the deadline.

Also on June 2, 2014, EPA proposed carbon pollution standards for modified and reconstructed EGUs. Under the proposed rule there are two alternatives for EGUs: 1) a CO2 emission limit based on the unit’s best historic annual CO2 emissions plus an additional 2% reduction or 2) an emission limit dependent on when the unit is modified. Sources modified before becoming subject to a section 111(d) plan would be required to meet an emission limit determined by the unit’s best historical annual CO2 emission rate plus an additional 2% emission reduction. Units modified after becoming subject to a section 111(d) plan would be required to meet a unit-specific emission limit determined by the section 111(b) implementing authority.

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

On January 7, 2015, EPA announced their intention to propose a federal plan to meet the requirements of the section 111(d) rule, to be released in the summer of 2015 and finalized in summer 2016.  EPA also announced changes to the schedule for issuing the final GHG rule regulations for new, modified/reconstructed, and existing EGUs in "Summer 2015."  As a result, deadlines for compliance in subsequent years for section 111(d) actions will shift from “June” to “Summer.”  EPA initially proposed to issue a final rule for new EGUs by January 8, 2015 and had previously planned to finalize its modified/reconstructed and existing source rules in June 2015.
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
The ultimate impact of EPA’s regulation of GHG to PNM is unknown because the regulatory requirements, including NSPS requirements, are in draft form and existing power plants will be regulated by state plans that will not be finalized for several years. PNM estimates that implementation of the RSIP for BART at SJGS, which requires the installation of SNCRs on Units 1 and 4 by the later of January 2016 or 15 months after EPA approval of the RSIP and the retirement of SJGS Units 2 and 3 by the end of 2017, should provide a significant step towards compliance with Section 111(d). PNM is currently reviewing the proposed Section 111(d) rule and is unable to predict the impact of this rule on its fossil fueled generation.

Federal Legislation
Prospects for enactment of legislation imposing a new or enhanced regulatory program to address climate change in Congress are unlikely in 2015.  Instead, EPA continues to be the primary venue for GHG regulation in the near future, especially for coal-fired EGUs. PNM has assessed, and continues to assess, the impacts of potential climate change legislation or regulation on its business.  This assessment is ongoing and future changes arising out of the legislative or regulatory process could impact the assessment significantly.  PNM’s assessment includes assumptions regarding the specific GHG limits, the timing of implementation of these limits, the possibility of a cap and trade or tax program including the associated costs and the availability of offsets, the development of technologies for renewable energy and to reduce emissions, and provisions for cost containment. Moreover, the assessment assumes various market reactions such as the price of coal and gas and regional plant economics.  These assumptions, at best, are preliminary and speculative. However, based upon these assumptions, the enactment of climate change legislation could, among other things, result in significant compliance costs, including large capital expenditures by PNM, and could jeopardize the economic viability of certain generating facilities. See Note 16.  In turn, these consequences could lead to increased costs to customers and affect results of operations, cash flows, and financial condition if the incurred costs are not fully recovered through regulated rates. Higher rates could also contribute to reduced usage of electricity.  PNM’s assessment process is ongoing, but too preliminary and speculative at this time for the meaningful prediction of financial impact.

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

International Accords

The United Nations Framework Convention on Climate Change (“UNFCCC”) is an international environmental treaty that was produced at the United Nations Conference on Environment and Development (informally known as the Earth Summit). Since the UNFCCC entered into force in March 1994, the parties, including the United States, have been meeting annually in Conferences of the Parties (“COP”) to assess progress in dealing with climate change and, beginning in the mid-1990s, to negotiate the Kyoto Protocol to establish legally binding obligations for developed countries to reduce their GHG. Specifically, the objective is to “stabilize greenhouse gas concentrations in the atmosphere at a level that would prevent dangerous anthropogenic interference with the climate system.” The Company monitors the proceedings of the UNFCCC, including the annual COP meetings, to determine potential impacts to its business activities.  At the COP meeting in 2011, participating nations, including the United States, agreed that in 2015, they would sign an international treaty requiring all nations to begin reducing carbon emissions by 2020. Known as the Durban Platform for Enhanced Action, the new treaty would supplant the Kyoto Protocol, which was adopted in 1997, that targeted only industrialized nations for mandatory climate emission reductions. The Obama administration released its goals in November of 2014 and other nations are expected to release their proposed goals in the first half of 2015. The 2015 COP will be held in December. The objective of the conference is to achieve a legally binding agreement on climate from all nations. PNM will continue to monitor the United States participation in international accords. However, the Company believes that the Obama administration’s target for the electric utility industry will be based on EPA’s current proposals to regulate carbon and that implementation of the RSIP for BART at SJGS should provide a significant step towards compliance with the requirements.

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

On September 18, 2014, PNM along with the other WestConnect FERC jurisdictional entities received a FERC order on their respective September 20, 2013 compliance filings with respect to FERC Order 1000 concerning regional planning and cost allocation. The FERC order required the West Connect entities to make another compliance filing to change certain aspects of their respective Attachment K of their respective transmission tariffs and to hold a single year “abbreviated planning process for year 2015.” The order also required the WestConnect entities to file the WestConnect “Planning Participation Agreement.” Of significant concern to the FERC jurisdictional entities in this most recent order was FERC’s ruling that the non-jurisdictional entities would not be required to participate in cost allocation on regional projects, which the jurisdictional entities believed does not comport with FERC’s Order 1000 position on the “cost causation principle” and could create a “free rider-ship” issue for certain participants in the planning process.

The jurisdictional entities filed compliance filings regarding the September 18, 2014 FERC order on November 17, 2014, making several adjustments to the language in their respective Attachment K. The jurisdictional entities also filed, as a separate document an unsigned version of the proposed final version of the Planning Participation Agreement on November 17, 2014. Several entities have intervened and some have protested aspects of these filings.

The jurisdictional entities jointly filed a request for re-hearing or clarification of the FERC order on October 20, 2014, specifically citing the cost allocation issue. Filings to preserve rights to appeal have been made at the United States Court of Appeals for the Fifth Circuit and at the Federal District Court level on behalf of the jurisdictional entities.

On December 18, 2014, FERC issued an order conditionally accepting the WestConnect jurisdictional entities May 10, 2013 compliance filings regarding transmission coordination and cost allocation planning process at the inter-regional transmission level. The order will require some minor changes to each of the WestConnect jurisdictional entities respective Attachment K language, to comply with requirements of the December 18, 2014 FERC order.

Financial Reform Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Reform Act”), enacted in July 2010, includes provisions that will require certain over-the-counter derivatives, or swaps, to be centrally cleared and executed through an exchange or other approved trading facility. It also includes provisions related to swap transaction reporting and record keeping and may impose margin requirements on swaps that are not centrally cleared. The United States Commodity Futures Trading Commission (“CFTC”) has published final rules defining several key terms related to the act and has set compliance dates for various types of market participants. The Dodd-Frank Reform Act provides exemptions from certain requirements, including an exception to the mandatory clearing and swap facility execution requirements for commercial end-users that use swaps to hedge or mitigate commercial risk.  PNM expects to qualify for this exception. PNM also expects to be in compliance with the Dodd-Frank Reform Act and related rules within the time frames required by the CFTC. However, as a result of implementing and complying with the Dodd-Frank Reform Act and related rules, PNM’s swap activities could be subject to increased costs, including from higher margin requirements. At this time, PNM cannot predict the ultimate impact the Dodd-Frank Reform Act may have on PNM’s financial condition, results of operations, cash flows, or liquidity.

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

The Company has made adjustments to regulatory assets and liabilities that affected its results of operations in the past due to changes in various factors and conditions impacting future cost recovery. Based on its current evaluation, the Company believes that future recovery of its regulatory assets are probable.

Impairments
Tangible long-lived assets are evaluated for impairment when events and circumstances indicate that the assets might be impaired in accordance with GAAP. These potential impairment indicators include management’s assessment of fluctuating market conditions as a result of planned and scheduled customer purchase commitments; future market penetration; changing environmental requirements; fluctuating market prices resulting from factors including changing fuel costs and other economic conditions; weather patterns; and other market trends. The amount of impairment recognized, if any, is the difference between the fair value of the asset and the carrying value of the asset and would reduce both the asset and current period earnings. Variations in the assessment of potential impairment or in the assumptions used to calculate an impairment could result in different outcomes, which could lead to significant effects on the Consolidated Financial Statements.
Goodwill is evaluated for impairment at least annually, or more frequently if events and circumstances indicate that the goodwill might be impaired. GAAP allows impairment testing to be performed based on either a qualitative analysis or quantitative analysis. Note 21 contains information on the impairment testing performed by the Company on goodwill. For 2014, the Company utilized a qualitative analysis for the TNMP reporting unit and a quantitative analysis for the PNM reporting unit. No impairments were indicated in the Company’s annual goodwill testing, which was performed as of April 1, 2014. Since the annual evaluation, there have been no indications that the fair values of the reporting units with recorded goodwill have decreased below the carrying values. The annual testing was based on certain critical estimates and assumptions. Changes in the estimates or the use of different assumptions could affect the determination of fair value and the conclusion of impairment for each reporting unit.
Application of the qualitative goodwill impairment test requires evaluating various events and circumstances to determine whether it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. As a part of the Company’s goodwill qualitative testing process for a reporting unit, various factors that are specific to the reporting unit as well as industry and macroeconomic factors are evaluated in order to determine whether these factors are reasonably likely to have a material impact on the fair value of the reporting unit. Examples of the factors that were considered in the qualitative testing of the goodwill include the results of the most recent quantitative impairment test, current and long-term forecasted financial results, regulatory environment, credit rating, changes in the interest rate environment, and operating strategy for the reporting unit. Based on the qualitative analysis performed in 2014 for the TNMP reporting unit, the Company concluded that there were no changes that were reasonably likely to cause the fair value of the reporting unit to be less than the carrying value and determined that there was no impairment of goodwill. Although the Company believes all relevant factors were considered in the qualitative impairment analysis to reach the conclusion that goodwill is not impaired, significant changes in any one of the assumptions could produce a significantly different result potentially leading to the recording of an impairment that could have significant impacts on the results of operations and financial position of the Company.
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

The Company believes that the WACC and cash flow projections utilized in the 2014 quantitative testing appropriately reflected the fair value of the PNM reporting unit. Since any cash flow projection contains uncertainty, the WACC used by the Company was adjusted to reflect that uncertainty. The Company does not believe that there are indications of goodwill impairment in any of its reporting units, but this analysis is highly subjective. As of the impairment testing for April 1, 2014, the fair value of the PNM reporting unit, which had goodwill of $51.6 million, exceeded its carrying value by approximately 30%. An increase of 0.5% in the expected return on equity capital utilized in calculating the WACC used to discount the forecasted cash flows, would have reduced the excess of PNM’s fair value over carrying value to approximately 23% at April 1, 2014. The April 1, 2012 quantitative evaluation of fair value of the TNMP reporting unit, which had goodwill of $226.7 million, exceeded its carrying value by approximately 26%. Due to the subjectivity and sensitivities of the assumptions and estimates underlying the impairment analysis, there can be no assurance that future analyses, which will be based on the appropriate assumptions and estimates at that time, will not result in impairments.
Decommissioning and Reclamation Costs
Accounting for decommissioning costs for nuclear and fossil-fuel generation involves significant estimates related to costs to be incurred many years in the future after plant closure. Decommissioning costs are based on site-specific estimates, which are updated periodically and involve numerous judgments and assumptions, including estimates of future decommissioning costs at current price levels, inflation rates, and discount rates. Changes in these estimates could significantly impact PNMR’s and PNM’s financial position, results of operations and cash flows. PNM owns and leases nuclear and fossil-fuel generation facilities. In accordance with GAAP, PNM is only required to recognize and measure decommissioning liabilities for tangible long-lived assets for which a legal obligation exists. Nuclear decommissioning costs are based on estimates of the costs for removing all radioactive and other structures at PVNGS. AROs, including nuclear decommissioning costs, are discussed in Note 15. Nuclear decommissioning costs represent approximately 84% of PNM’s ARO liability. A 10% increase in the estimates of future decommissioning costs at current price levels would have increased the ARO liability by $9.4 million at December 31, 2014. PVNGS Units 1 and 2 are included in PNM’s retail rates while PVNGS Unit 3 is excluded although PNM has requested Unit 3 be included. PNM collects a provision for ultimate decommissioning of PVNGS Units 1 and 2 and its fossil-fuel generation facilities in its rates and recognizes a corresponding expense and liability for these amounts. PNM believes that it will continue to be able to collect in rates for its legal asset retirement obligations for nuclear generation activities included in the ratemaking process.
In connection with both the SJGS coal agreement and the Four Corners fuel agreement, the owners are required to reimburse the mining companies for the cost of contemporaneous reclamation as well as the costs for final reclamation of the coal mines.  The reclamation costs are based on periodic site-specific studies that estimate the costs to be incurred in the future and are dependent upon numerous assumptions, including estimates of future reclamation costs at current price levels, inflation rates, and discount rates. A 10% increase in the estimates of future reclamation costs at current price levels would have increased the mine reclamation liability by $3.4 million at December 31, 2014. PNM considers the contemporaneous reclamation costs part of the cost of its delivered coal costs.  The NMPRC has capped the amount that can be collected from ratepayers for final reclamation of the surface mines. If future estimates increase the liability for surface mine reclamation, the excess would be expensed at that time. See Note 16 for discussion of the final reclamation costs.
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
The Company manages the scope of its various forms of risk through a comprehensive set of policies and procedures with oversight by senior level management through the RMC. The Board’s Finance Committee sets the risk limit parameters. The RMC has oversight over the risk control organization. The RMC is assigned responsibility for establishing and enforcing the policies, procedures and limits and evaluating the risks inherent in proposed transactions on an enterprise-wide basis. The RMC’s responsibilities include:
• Establishing policies regarding risk exposure levels and activities in each of the business segments
• Approving of the types of derivatives entered into for hedging
• Reviewing and approving hedging risk activities
• Establishing policies regarding counterparty exposure and limits
• Authorizing and delegating transaction limits
• Reviewing and approving controls and procedures for derivative activities

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
Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 8, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Consolidated Balance Sheets. At December 31, 2014 and 2013, PNMR and PNM had no commodity derivative instruments designated as cash flow hedging instruments.

Commodity contracts, other than those that do not meet the definition of a derivative under GAAP and those derivatives designated as normal purchases and normal sales, are recorded at fair value on the Consolidated Balance Sheet. The following table details the changes in the net asset or liability balance sheet position for mark-to-market energy transactions.

Economic Hedges
PNMR and PNM
(In thousands)
Sources of fair value gain (loss):
Net fair value at December 31, 2012	$1,204
Amount realized on contracts delivered during period	(970)
Changes in fair value	2,836
Net mark-to-market change recorded in earnings	1,866
Net change recorded as regulatory liability	203
Net fair value at December 31, 2013	3,273
Amount realized on contracts delivered during period	1,420
Changes in fair value	5,084
Net mark-to-market change recorded in earnings	6,504
Net change recorded as regulatory liability	(231)
Net fair value at December 31, 2014	$9,546

The following table provides the maturity of the net assets (liabilities), giving an indication of when these mark-to-market amounts will settle and generate (use) cash.
Fair Value of Mark-to-Market Instruments at December 31, 2014

	Settlement Dates
	2015	2016
PNMR and PNM	(In thousands)
Economic hedges
Prices actively quoted	$—	$—
Prices provided by other external sources	10,023	(477)
Prices based on models and other valuations	—	—
Total	$10,023	$(477)

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
PNM measures VaR for the positions in its wholesale portfolio (not covered by the FPPAC).  For the year ended December 31, 2014, the high, low, and average VaR amounts were $2.1 million, $0.6 million, and $0.9 million. For the year ended December 31, 2013, the high, low and average VaR amounts were $1.4 million, $0.6 million, and $0.9 million. At December 31, 2014 and December 31, 2013, the VaR amounts for the PNM wholesale portfolio were $1.3 million and $0.6 million.
The VaR limits, which were not exceeded during 2014 or 2013, represent an estimate of the potential gains or losses that could be recognized on the Company’s portfolios, subject to market risk, given current volatility in the market, and are not necessarily indicative of actual results that may occur, since actual future gains and losses will differ from those estimated. Actual gains and losses may differ due to actual fluctuations in market prices, operating exposures, and the timing thereof, as well as changes to the underlying portfolios during the year.
Credit Risk
The Company is exposed to credit risk from its retail and wholesale customers, as well as the counterparties to derivative instruments. The Company conducts counterparty risk analysis across business segments and uses a credit management process to assess the financial conditions of counterparties. The following table provides information related to credit exposure by the credit worthiness (credit rating) and concentration of credit risk for counterparties to derivative transactions. All credit exposures at December 31, 2014 will mature in less than two years.

Schedule of Credit Risk Exposure
December 31, 2014

Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
PNMR and PNM
External ratings:
Investment grade	$6,290	2	$5,131
Non-investment grade	—	—	—
Internal ratings:
Investment grade	1,003	—	—
Non-investment grade	781	—	—
Total	$8,074		$5,131

(1)
The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)
The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than firm-requirements wholesale customers), forward sales, and short-term sales. The exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At December 31, 2014, PNMR and PNM held $0.2 million of cash collateral to offset their credit exposure.

Net credit risk for PNMR’s and PNM’s largest counterparty as of December 31, 2014 was $7.2 million, which is due from a firm-requirements wholesale customer.

The PVNGS lessor notes are not exposed to credit risk, since the notes are repaid as PNM makes payments on the underlying leases. Other investments have no significant counterparty credit risk.

Interest Rate Risk
The majority of the Company’s long-term debt is fixed-rate debt and does not expose earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of long-term debt instruments for PNMR, PNM, and TNMP would increase by 1.9%, 1.4%, and 4.0%, if interest rates were to decline by 50 basis points from their levels at December 31, 2014. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity. At February 20, 2015, PNMR, PNM, and TNMP had $0.8 million, $10.0 million, and $20.0 million of short-term debt outstanding under their revolving credit facilities, which allow for a maximum aggregate borrowing capacity of $300.0 million for PNMR, $400.0 million for PNM, and $75.0 million for TNMP. PNM also had borrowings of $15.0 million under the $50.0 million PNM New Mexico Credit Facility at February 20, 2015. The revolving credit facilities, the PNM New Mexico Credit Facility, the $175.0 million PNM 2014 Term Loan, the $125.0 million PNM Multi-draw Term Loan, and the $100.0 million PNMR Term Loan Agreement bear interest at variable rates. On February 20, 2015, interest rates on borrowings averaged 1.67% for the PNMR Revolving Credit Facility, 1.02% for the PNMR 2014 Term Loan Agreement, 0.75% for the PNM Multi-draw Term Loan, 1.42% for the PNM Revolving Credit Facility, 1.42% for the PNM New Mexico Credit Facility, 1.12% for the PNM Term Loan, and 1.17% for the TNMP Revolving Credit Facility. The Company is exposed to interest rate risk to the extent of future increases in variable interest rates.
The investments held by PNM in trusts for decommissioning, reclamation, pension benefits, and other post-employment benefits had an estimated fair value of $917.3 million at December 31, 2014, of which 57.6% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 50 basis points from their levels at December 31, 2014, the decrease in the fair value of the fixed-rate securities would be 5.8%, or $30.6 million. The securities held by TNMP in trusts for pension and other post-employment benefits had an estimated fair value of $79.4 million at December 31, 2014, of which 59.6% were fixed-rate debt securities that subject TNMP to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 50 basis points from their levels at December 31, 2014, the decrease in the fair value of the fixed-rate securities would be 6.4%, or $3.0 million.
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
Equity Market Risk
The investments held by PNM in trusts for decommissioning and reclamation and trusts established for PNM’s and TNMP’s pension and post-employment benefits plans include certain equity securities at December 31, 2014. These equity securities expose PNM and TNMP to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 32.8% and 25.5% of the securities held by the various PNM and TNMP trusts as of December 31, 2014. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $30.1 million for PNM and $2.0 million for TNMP.
Alternatives Investment Risk
The Company had 11.4% of its pension assets invested in the alternatives asset class as of December 31, 2014. The Company has changed the target for this class to 14%. This includes real estate, private equity, and hedge funds. These investments are limited partner structures that are multi-manager multi-strategy funds. This investment approach gives broad diversification and minimizes risk compared to a direct investment in any one component of the funds. The general partner oversees the selection and monitoring of the underlying managers. The Company’s Corporate Investment Committee, assisted by its investment consultant, monitors the performance of the funds and general partner’s investment process. There is risk associated with these funds due to the nature of the strategies and techniques and the use of investments that do not have readily determinable fair value. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $7.5 million.

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
Management assessed the effectiveness of PNMR’s internal control over financial reporting based on the Internal Control – Integrated Framework (1992) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that PNMR’s internal control over financial reporting was effective as of December 31, 2014.
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
Management assessed the effectiveness of PNM’s internal control over financial reporting based on the Internal Control – Integrated Framework (1992) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that PNM’s internal control over financial reporting was effective as of December 31, 2014.

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
Management assessed the effectiveness of TNMP’s internal control over financial reporting based on the Internal Control – Integrated Framework (1992) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that TNMP’s internal control over financial reporting was effective as of December 31, 2014.

/s/ Patricia K. Collawn
Patricia K. Collawn,
Chief Executive Officer

/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
PNM Resources, Inc:
We have audited PNM Resources, Inc and subsidiaries (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, PNM Resources, Inc and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, the related consolidated statements of earnings, consolidated statements of comprehensive income, consolidated statements of changes in equity, and consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Albuquerque, New Mexico
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
PNM Resources, Inc:
We have audited the accompanying consolidated balance sheets of PNM Resources, Inc and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of earnings, consolidated statements of comprehensive income, consolidated statements of changes in equity, and consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PNM Resources, Inc and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Albuquerque, New Mexico
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
PNM Resources, Inc.
Albuquerque, New Mexico

We have audited the accompanying consolidated statements of earnings, comprehensive income, changes in equity, and cash flows of PNM Resources, Inc. and subsidiaries (the "Company") for the year ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of PNM Resources, Inc. and subsidiaries for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Public Service Company of New Mexico:
We have audited the accompanying consolidated balance sheets of Public Service Company of New Mexico and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of earnings, consolidated statements of comprehensive income, consolidated statements of changes in equity, and consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Albuquerque, New Mexico
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Public Service Company of New Mexico
Albuquerque, New Mexico

We have audited the accompanying consolidated statements of earnings, comprehensive income, changes in equity, and cash flows of Public Service Company of New Mexico and subsidiaries (the "Company") for the year ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Public Service Company of New Mexico and subsidiaries for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
Texas-New Mexico Power Company:
We have audited the accompanying consolidated balance sheets of Texas-New Mexico Power Company and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of earnings, consolidated statements of comprehensive income, consolidated statements of changes in common stockholder’s equity, and consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Albuquerque, New Mexico
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Texas-New Mexico Power Company
Lewisville, Texas
We have audited the accompanying consolidated statements of earnings, comprehensive income, changes in common stockholder’s equity, and cash flows of Texas-New Mexico Power Company and subsidiaries (the "Company") for the year ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Texas-New Mexico Power Company and subsidiaries for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 1, 2013

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Electric Operating Revenues	$1,435,853	$1,387,923	$1,342,403
Operating Expenses:
Cost of energy	471,556	432,316	399,850
Administrative and general	171,111	179,210	187,740
Energy production costs	185,638	175,819	185,417
Regulatory disallowances	1,062	12,235	—
Depreciation and amortization	172,634	166,881	164,173
Transmission and distribution costs	66,571	70,124	71,125
Taxes other than income taxes	67,584	64,496	60,377
Total operating expenses	1,136,156	1,101,081	1,068,682
Operating income	299,697	286,842	273,721
Other Income and Deductions:
Interest income	8,483	10,043	13,072
Gains on available-for-sale securities	10,527	10,612	12,965
Other income	12,048	10,572	12,746
Gain on sale of First Choice	—	—	1,012
Other (deductions)	(10,481)	(21,552)	(17,636)
Net other income and deductions	20,577	9,675	22,159
Interest Charges	119,627	121,448	120,845
Earnings before Income Taxes	200,647	175,069	175,035
Income Taxes	69,738	59,513	54,910
Net Earnings	130,909	115,556	120,125
(Earnings) Attributable to Valencia Non-controlling Interest	(14,127)	(14,521)	(14,050)
Preferred Stock Dividend Requirements of Subsidiary	(528)	(528)	(528)
Net Earnings Attributable to PNMR	$116,254	$100,507	$105,547
Net Earnings Attributable to PNMR per Common Share:
Basic	$1.46	$1.26	$1.32
Diluted	$1.45	$1.25	$1.31
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net Earnings	$130,909	$115,556	$120,125
Other Comprehensive Income:
Unrealized Gain on Available-for-Sale Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(6,812), $(10,855), and $(15,262)	10,661	16,564	23,286
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $5,461, $4,734, and $14,755	(8,401)	(7,222)	(22,514)
Pension Liability Adjustment:
Experience gain (loss), net of income tax (expense) benefit of $6,024, $(6,781) and $11,910	(9,258)	10,355	(18,174)
Reclassification adjustment for amortization of experience (gain) loss recognized as net periodic benefit cost, net of income tax expense (benefit) of $(2,032), $(2,524) and $(1,825)	3,120	3,840	2,786
Fair Value Adjustment for Designated Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $53, $98, and $153	(100)	(181)	(275)
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $(195), $(73), and $(65)	363	134	117
Total Other Comprehensive Income (Loss)	(3,615)	23,490	(14,774)
Comprehensive Income	127,294	139,046	105,351
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(14,127)	(14,521)	(14,050)
Preferred Stock Dividend Requirements of Subsidiary	(528)	(528)	(528)
Comprehensive Income Attributable to PNMR	$112,639	$123,997	$90,773
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$130,909	$115,556	$120,125
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	209,867	208,173	206,499
Deferred income tax expense	72,481	60,430	56,243
(Gain) on sale of First Choice	—	—	(1,012)
Net unrealized (gains) on derivatives	(6,504)	(1,866)	(1,598)
Realized (gains) on available-for-sale securities	(10,527)	(10,612)	(12,965)
Loss on reacquired debt	—	3,253	—
Abandonment of leased premises	—	—	7,411
Stock based compensation expense	5,931	5,320	3,585
Regulatory disallowances	1,062	12,235	—
Other, net	(1,518)	(1,647)	(798)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(4,975)	(7,562)	(2,547)
Materials, supplies, and fuel stock	5,504	(7,580)	(5,412)
Other current assets	(30,436)	8,577	(2,598)
Other assets	290	(12,801)	(30,778)
Accounts payable	(2,311)	4,484	14,020
Accrued interest and taxes	2,040	91,537	255
Other current liabilities	(2,453)	(19,648)	(19,905)
Proceeds from governmental grants	—	—	21,567
Other liabilities	45,516	(61,262)	(70,743)
Net cash flows from operating activities	414,876	386,587	281,349
Cash Flows From Investing Activities:
Additions to utility and non-utility plant	(460,658)	(348,039)	(308,909)
Proceeds from sales of available-for-sale securities	117,989	271,140	167,330
Purchases of available-for-sale securities	(127,016)	(282,000)	(176,748)
Proceeds from sale of First Choice	—	—	4,034
Return of principal on PVNGS lessor notes	20,758	23,357	23,455
Purchase of Rio Bravo	(36,235)	—	—
Other, net	(167)	4,096	4,943
Net cash flows from investing activities	(485,329)	(331,446)	(285,895)
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash Flows From Financing Activities:
Short-term loan	—	—	100,000
Revolving credit facilities borrowings (repayments), net	(43,600)	(9,500)	(24,000)
Long-term borrowings	355,000	75,000	20,000
Repayment of long-term debt	(125,000)	(29,468)	(22,387)
Cash paid in debt exchange	—	(13,048)	—
Proceeds from stock option exercise	6,999	4,618	11,684
Purchases to satisfy awards of common stock	(17,319)	(13,807)	(25,168)
Dividends paid	(59,468)	(51,508)	(45,137)
Valencia’s transactions with its owner	(17,610)	(18,335)	(15,630)
Other, net	(2,808)	(5,545)	(922)
Net cash flows from financing activities	96,194	(61,593)	(1,560)
Change in Cash and Cash Equivalents	25,741	(6,452)	(6,106)
Cash and Cash Equivalents at Beginning of Year	2,533	8,985	15,091
Cash and Cash Equivalents at End of Year	$28,274	$2,533	$8,985
Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$108,741	$110,768	$113,265
Income taxes paid (refunded), net	$(2,597)	$(95,327)	$5,302

Supplemental schedule of noncash investing and financing activities:
Changes in accrued plant additions	$3,089	$6,006	$(17,983)
Premium on long-term debt incurred in connection with debt exchange		$36,297
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$28,274	$2,533
Accounts receivable, net of allowance for uncollectible accounts of $1,466 and $1,423	87,038	90,251
Unbilled revenues	63,719	58,806
Other receivables	39,857	53,909
Materials, supplies, and fuel stock	63,628	67,223
Regulatory assets	47,855	24,416
Commodity derivative instruments	11,232	4,064
Income taxes receivable	6,360	7,066
Current portion of accumulated deferred income taxes	26,383	58,681
Other current assets	58,471	34,590
Total current assets	432,817	401,539
Other Property and Investments:
Investment in PVNGS lessor notes	9,538	32,200
Available-for-sale securities	250,145	226,855
Other investments	1,762	1,835
Non-utility property	3,406	4,353
Total other property and investments	264,851	265,243
Utility Plant:
Plant in service and plant held for future use	5,941,581	5,563,061
Less accumulated depreciation and amortization	1,939,760	1,838,832
	4,001,821	3,724,229
Construction work in progress	190,389	132,080
Nuclear fuel, net of accumulated amortization of $44,507 and $47,347	77,796	77,602
Net utility plant	4,270,006	3,933,911
Deferred Charges and Other Assets:
Regulatory assets	491,007	523,955
Goodwill	278,297	278,297
Commodity derivative instruments	—	3,002
Other deferred charges	92,347	94,263
Total deferred charges and other assets	861,651	899,517
	$5,829,325	$5,500,210
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$105,600	$149,200
Current installments of long-term debt	333,066	75,000
Accounts payable	110,029	109,666
Customer deposits	12,555	13,456
Accrued interest and taxes	53,863	49,600
Regulatory liabilities	1,703	1,081
Commodity derivative instruments	1,209	2,699
Dividends declared	16,063	14,864
Other current liabilities	70,194	77,105
Total current liabilities	704,282	492,671
Long-term Debt	1,642,024	1,670,420
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	891,111	827,263
Regulatory liabilities	466,143	460,649
Asset retirement obligations	104,170	96,135
Accrued pension liability and postretirement benefit cost	110,738	80,046
Commodity derivative instruments	477	1,094
Other deferred credits	103,759	109,805
Total deferred credits and other liabilities	1,676,398	1,574,992
Total liabilities	4,022,704	3,738,083
Commitments and Contingencies (See Note 16)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders’ equity:
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 79,653,624 shares)	1,173,845	1,178,369
Accumulated other comprehensive income (loss), net of income taxes	(61,755)	(58,140)
Retained earnings	609,456	553,340
Total PNMR common stockholders’ equity	1,721,546	1,673,569
Non-controlling interest in Valencia	73,546	77,029
Total equity	1,795,092	1,750,598
	$5,829,325	$5,500,210
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Attributable to PNMR				Non- controlling Interest in Valencia
	PNMR Common Stockholders’ Equity
	Common Stock	AOCI	Retained Earnings	Total		Total Equity
	(In thousands)
Balance at December 31, 2011	$1,193,191	$(66,856)	$447,650	$1,573,985	$82,423	$1,656,408
Proceeds from stock option exercise	11,684	—	—	11,684	—	11,684
Purchases to satisfy awards of common stock	(25,168)	—	—	(25,168)	—	(25,168)
Excess tax (shortfall) from stock-based payment arrangements	(473)	—	—	(473)	—	(473)
Stock based compensation expense	3,585	—	—	3,585	—	3,585
Valencia’s transactions with its owner	—	—	—	—	(15,630)	(15,630)
Net earnings before subsidiary preferred stock dividends	—	—	106,075	106,075	14,050	120,125
Subsidiary preferred stock dividends	—	—	(528)	(528)	—	(528)
Total other comprehensive income (loss)	—	(14,774)	—	(14,774)	—	(14,774)
Dividends declared on common stock	—	—	(46,199)	(46,199)	—	(46,199)
Balance at December 31, 2012	1,182,819	(81,630)	506,998	1,608,187	80,843	1,689,030
Proceeds from stock option exercise	4,618	—	—	4,618	—	4,618
Purchases to satisfy awards of common stock	(13,807)	—	—	(13,807)	—	(13,807)
Excess tax (shortfall) from stock-based payment arrangements	(581)	—	—	(581)	—	(581)
Stock based compensation expense	5,320	—	—	5,320	—	5,320
Valencia’s transactions with its owner	—	—	—	—	(18,335)	(18,335)
Net earnings before subsidiary preferred stock dividends	—	—	101,035	101,035	14,521	115,556
Subsidiary preferred stock dividends	—	—	(528)	(528)	—	(528)
Total other comprehensive income	—	23,490	—	23,490	—	23,490
Dividends declared on common stock	—	—	(54,165)	(54,165)	—	(54,165)
Balance at December 31, 2013	1,178,369	(58,140)	553,340	1,673,569	77,029	1,750,598
Proceeds from stock option exercise	6,999	—	—	6,999	—	6,999
Purchases to satisfy awards of common stock	(17,319)	—	—	(17,319)	—	(17,319)
Excess tax (shortfall) from stock-based payment arrangements	(135)	—	—	(135)	—	(135)
Stock based compensation expense	5,931	—	—	5,931	—	5,931
Valencia’s transactions with its owner	—	—	—	—	(17,610)	(17,610)
Net earnings before subsidiary preferred stock dividends	—	—	116,782	116,782	14,127	130,909
Subsidiary preferred stock dividends	—	—	(528)	(528)	—	(528)
Total other comprehensive income	—	(3,615)	—	(3,615)	—	(3,615)
Dividends declared on common stock	—	—	(60,138)	(60,138)	—	(60,138)
Balance at December 31, 2014	$1,173,845	$(61,755)	$609,456	$1,721,546	$73,546	$1,795,092
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Electric Operating Revenues	$1,147,914	$1,116,312	$1,092,264
Operating Expenses:
Cost of energy	403,626	374,710	353,649
Administrative and general	152,645	157,144	169,285
Energy production costs	185,638	175,819	185,403
Regulatory disallowances	1,062	12,235	—
Depreciation and amortization	109,524	103,826	97,291
Transmission and distribution costs	43,128	45,936	46,039
Taxes other than income taxes	39,578	37,457	34,715
Total operating expenses	935,201	907,127	886,382
Operating income	212,713	209,185	205,882
Other Income and Deductions:
Interest income	8,557	10,182	13,243
Gains on available-for-sale securities	10,527	10,612	12,965
Other income	8,949	7,650	8,126
Other (deductions)	(7,218)	(6,974)	(7,801)
Net other income and deductions	20,815	21,470	26,533
Interest Charges	79,442	79,175	76,101
Earnings before Income Taxes	154,086	151,480	156,314
Income Taxes	52,633	48,804	50,713
Net Earnings	101,453	102,676	105,601
(Earnings) Attributable to Valencia Non-controlling Interest	(14,127)	(14,521)	(14,050)
Net Earnings Attributable to PNM	87,326	88,155	91,551
Preferred Stock Dividends Requirements	(528)	(528)	(528)
Net Earnings Available for PNM Common Stock	$86,798	$87,627	$91,023
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net Earnings	$101,453	$102,676	$105,601
Other Comprehensive Income:
Unrealized Gain on Available-for-Sale Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(6,812), $(10,855), and $(15,262)	10,661	16,564	23,286
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $5,461, $4,734, and $14,755	(8,401)	(7,222)	(22,514)
Pension Liability Adjustment:
Experience gain (loss), net of income tax (expense) benefit of $6,024, $(6,781) and $11,910	(9,258)	10,355	(18,174)
Reclassification adjustment for amortization of experience (gain) loss recognized as net periodic benefit cost, net of income tax expense (benefit) of $(2,032), $(2,524) and $(1,825)	3,120	3,840	2,786
Total Other Comprehensive Income (Loss)	(3,878)	23,537	(14,616)
Comprehensive Income	97,575	126,213	90,985
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(14,127)	(14,521)	(14,050)
Comprehensive Income Attributable to PNM	$83,448	$111,692	$76,935

The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$101,453	$102,676	$105,601
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	143,303	136,732	129,514
Deferred income tax expense	55,787	50,043	65,479
Net unrealized (gains) losses on derivatives	(6,504)	(1,866)	(1,598)
Realized (gains) on available-for-sale securities	(10,527)	(10,612)	(12,965)
Regulatory disallowances	1,062	12,235	—
Other, net	(1,391)	(1,614)	(170)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(5,919)	(3,021)	(4,756)
Materials, supplies, and fuel stock	5,570	(7,730)	(5,268)
Other current assets	(29,146)	8,556	(3,014)
Other assets	7,150	(13,363)	(27,338)
Accounts payable	212	2,807	11,028
Accrued interest and taxes	(3,599)	72,740	47,666
Other current liabilities	(659)	(27,376)	(2,539)
Proceeds from governmental grants	—	—	21,567
Other liabilities	42,325	(59,753)	(54,787)
Net cash flows from operating activities	299,117	260,454	268,420
Cash Flows From Investing Activities:
Utility plant additions	(316,800)	(239,906)	(196,800)
Proceeds from sales of available-for-sale securities	117,989	271,140	167,330
Purchases of available-for-sale securities	(127,016)	(282,000)	(176,748)
Return of principal on PVNGS lessor notes	20,758	23,357	23,455
Purchase of Rio Bravo	(36,235)	—	—
Other, net	(363)	3,843	2,406
Net cash flows from investing activities	(341,667)	(223,566)	(180,357)

The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(49,200)	28,100	(44,900)
Short-term borrowings (repayments) - affiliate, net	(32,500)	32,500	—
Long-term borrowings	275,000	75,000	20,000
Repayment of long-term debt	(75,000)	—	(20,000)
Valencia’s transactions with its owner	(17,610)	(18,335)	(15,630)
Dividends paid	(30,791)	(155,556)	(34,961)
Other, net	(1,890)	(2,534)	(921)
Net cash flows from financing activities	68,009	(40,825)	(96,412)

Change in Cash and Cash Equivalents	25,459	(3,937)	(8,349)
Cash and Cash Equivalents at Beginning of Year	21	3,958	12,307
Cash and Cash Equivalents at End of Year	$25,480	$21	$3,958

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$73,787	$71,306	$73,036
Income taxes paid (refunded), net	$(228)	$(77,434)	$(63,113)

Supplemental schedule of noncash investing activities:
Changes in accrued plant additions	$1,616	$7,921	$(19,732)

The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$25,480	$21
Accounts receivable, net of allowance for uncollectible accounts of $1,466 and $1,423	67,622	70,126
Unbilled revenues	54,140	48,992
Other receivables	37,622	52,964
Affiliate receivables	8,853	10,054
Materials, supplies, and fuel stock	60,859	64,520
Regulatory assets	43,980	19,394
Commodity derivative instruments	11,232	4,064
Income taxes receivable	6,105	4,030
Current portion of accumulated deferred income taxes	12,418	43,827
Other current assets	53,095	30,510
Total current assets	381,406	348,502
Other Property and Investments:
Investment in PVNGS lessor notes	9,538	32,200
Available-for-sale securities	250,145	226,855
Other investments	397	445
Non-utility property	96	976
Total other property and investments	260,176	260,476
Utility Plant:
Plant in service and plant held for future use	4,581,066	4,314,016
Less accumulated depreciation and amortization	1,486,406	1,402,531
	3,094,660	2,911,485
Construction work in progress	169,673	107,344
Nuclear fuel, net of accumulated amortization of $44,507 and $47,347	77,796	77,602
Net utility plant	3,342,129	3,096,431
Deferred Charges and Other Assets:
Regulatory assets	357,045	384,217
Goodwill	51,632	51,632
Commodity derivative instruments	—	3,002
Other deferred charges	81,264	83,356
Total deferred charges and other assets	489,941	522,207
	$4,473,652	$4,227,616
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$—	$49,200
Short-term debt - affiliate	—	32,500
Current installments of long-term debt	214,300	75,000
Accounts payable	86,055	84,643
Affiliate payables	18,232	20,498
Customer deposits	12,555	13,456
Accrued interest and taxes	29,298	27,665
Regulatory liabilities	1,703	1,081
Commodity derivative instruments	1,209	2,699
Dividends declared	132	132
Other current liabilities	52,053	50,392
Total current liabilities	415,537	357,266
Long-term Debt	1,276,357	1,215,618
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	715,814	677,094
Regulatory liabilities	425,481	414,611
Asset retirement obligations	103,182	95,225
Accrued pension liability and postretirement benefit cost	102,850	76,611
Commodity derivative instruments	477	1,094
Other deferred credits	86,023	91,340
Total deferred credits and liabilities	1,433,827	1,355,975
Total liabilities	3,125,721	2,928,859
Commitments and Contingencies (See Note 16)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,061,776	1,061,776
Accumulated other comprehensive income (loss), net of income tax	(61,755)	(57,877)
Retained earnings	262,835	206,300
Total PNM common stockholder’s equity	1,262,856	1,210,199
Non-controlling interest in Valencia	73,546	77,029
Total equity	1,336,402	1,287,228
	$4,473,652	$4,227,616
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Attributable to PNM
	Common Stock	AOCI	Retained Earnings	Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia	Total Equity
	(In thousands)
Balance at December 31, 2011	$1,061,776	$(66,798)	$217,111	$1,212,089	$82,423	$1,294,512
Valencia’s transactions with its owner	—	—	—	—	(15,630)	(15,630)
Net earnings	—	—	91,551	91,551	14,050	105,601
Total other comprehensive income (loss)	—	(14,616)	—	(14,616)	—	(14,616)
Dividends declared on preferred stock	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(34,433)	(34,433)	—	(34,433)
Balance at December 31, 2012	1,061,776	(81,414)	273,701	1,254,063	80,843	1,334,906
Valencia’s transactions with its owner	—	—	—	—	(18,335)	(18,335)
Net earnings	—	—	88,155	88,155	14,521	102,676
Total other comprehensive income	—	23,537	—	23,537	—	23,537
Dividends declared on preferred stock	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(155,028)	(155,028)	—	(155,028)
Balance at December 31, 2013	1,061,776	(57,877)	206,300	1,210,199	77,029	1,287,228
Valencia’s transactions with its owner	—	—	—	—	(17,610)	(17,610)
Net earnings	—	—	87,326	87,326	14,127	101,453
Total other comprehensive income (loss)	—	(3,878)	—	(3,878)	—	(3,878)
Dividends declared on preferred stock	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(30,263)	(30,263)	—	(30,263)
Balance at December 31, 2014	$1,061,776	$(61,755)	$262,835	$1,262,856	$73,546	$1,336,402

The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)

Electric Operating Revenues	$287,939	$271,611	$250,140
Operating Expenses:
Cost of energy	67,930	57,606	46,201
Administrative and general	36,982	44,635	40,775
Depreciation and amortization	50,056	50,219	49,340
Transmission and distribution costs	23,443	24,188	25,086
Taxes other than income taxes	23,940	22,778	21,218
Total operating expenses	202,351	199,426	182,620
Operating income	85,588	72,185	67,520
Other Income and Deductions:
Interest income	—	—	1
Other income	2,865	2,377	4,698
Other (deductions)	(727)	(458)	(1,959)
Net other income and deductions	2,138	1,919	2,740
Interest Charges	27,396	27,393	28,161
Earnings Before Income Taxes	60,330	46,711	42,099
Income Taxes	22,523	17,621	15,352
Net Earnings	$37,807	$29,090	$26,747
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net Earnings	$37,807	$29,090	$26,747
Other Comprehensive Income (Loss):
Fair Value Adjustment for Designated Cash Flow Hedge:
Change in fair value, net of income tax (expense) benefit of $53, $98, and $153	(100)	(181)	(275)
Reclassification adjustment for losses included in net earnings, net of income tax expense (benefit) of $(195), $(73), and $(65)	363	134	117
Total Other Comprehensive Income (Loss)	263	(47)	(158)
Comprehensive Income	$38,070	$29,043	$26,589

The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$37,807	$29,090	$26,747
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	52,847	54,395	54,396
Deferred income tax expense	20,549	20,662	4,378
Other, net	(10)	(30)	(889)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	944	(4,542)	2,208
Materials and supplies	(66)	150	(143)
Other current assets	380	(1,137)	(3,515)
Other assets	(6,607)	941	(3,145)
Accounts payable	2,514	3,709	(666)
Accrued interest and taxes	4,796	(6,713)	9,825
Other current liabilities	(203)	(3,197)	(2,106)
Other liabilities	3,112	460	4,311
Net cash flows from operating activities	116,063	93,788	91,401
Cash Flows From Investing Activities:
Utility plant additions	(127,191)	(89,117)	(92,973)
Net cash flows from investing activities	(127,191)	(89,117)	(92,973)
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)

Cash Flow From Financing Activities:
Short-term borrowings (repayments), net	5,000	—	—
Short-term borrowings (repayments) – affiliate, net	(6,700)	1,100	27,600
Long-term borrowings	80,000	—	—
Repayment of long-term debt	(50,000)	—	—
Cash paid in debt exchange	—	(13,048)	—
Equity contribution from parent	—	13,800	—
Dividends paid	(16,336)	(3,726)	(26,028)
Other, net	(836)	(2,797)	—
Net cash flows from financing activities	11,128	(4,671)	1,572
Change in Cash and Cash Equivalents	—	—	—
Cash and Cash Equivalents at Beginning of Year	1	1	1
Cash and Cash Equivalents at End of Year	$1	$1	$1
Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$22,803	$25,436	$25,360
Income taxes paid, (refunded) net	$(355)	$4,484	$1,848

Supplemental schedule of noncash investing and financing activities:
Changes in accrued plant additions	$(854)	$141	$(2,749)

Premium on long-term debt incurred in connection with debt exchange		$36,297

The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1	$1
Accounts receivable	19,416	20,125
Unbilled revenues	9,579	9,814
Other receivables	2,063	1,246
Materials and supplies	2,769	2,703
Regulatory assets	3,875	5,022
Current portion of accumulated deferred income taxes	6,398	6,501
Other current assets	938	980
Total current assets	45,039	46,392
Other Property and Investments:
Other investments	242	245
Non-utility property	2,240	2,240
Total other property and investments	2,482	2,485
Utility Plant:
Plant in service and plant held for future use	1,182,112	1,074,193
Less accumulated depreciation and amortization	375,407	352,105
	806,705	722,088
Construction work in progress	16,538	16,790
Net utility plant	823,243	738,878
Deferred Charges and Other Assets:
Regulatory assets	133,962	139,738
Goodwill	226,665	226,665
Other deferred charges	8,850	8,273
Total deferred charges and other assets	369,477	374,676
	$1,240,241	$1,162,431
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$5,000	$—
Short-term debt – affiliate	22,700	29,400
Accounts payable	14,203	12,543
Affiliate payables	2,469	3,181
Accrued interest and taxes	28,574	23,778
Other current liabilities	2,271	8,999
Total current liabilities	75,217	77,901
Long-term Debt	365,667	336,036
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	217,945	190,197
Regulatory liabilities	40,662	46,038
Asset retirement obligations	848	782
Accrued pension liability and postretirement benefit cost	7,888	3,435
Other deferred credits	7,349	5,111
Total deferred credits and other liabilities	274,692	245,563
Total liabilities	715,576	659,500
Commitments and Contingencies (See Note 16)
Common Stockholder’s Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	404,166	404,166
Accumulated other comprehensive income (loss), net of income tax	—	(263)
Retained earnings	120,435	98,964
Total common stockholder’s equity	524,665	502,931
	$1,240,241	$1,162,431
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY

	Common Stock	Paid-in Capital	AOCI	Retained Earnings	Total Common Stockholder’s Equity
			(In thousands)
Balance at December 31, 2011	$64	$416,394	$(58)	$46,853	$463,253
Net earnings	—	—	—	26,747	26,747
Total other comprehensive income (loss)	—	—	(158)	—	(158)
Dividends declared on common stock	—	(26,028)	—	—	(26,028)
Balance at December 31, 2012	64	390,366	(216)	73,600	463,814
Net earnings	—	—	—	29,090	29,090
Total other comprehensive income (loss)	—	—	(47)	—	(47)
Equity contributions from parent	—	13,800	—	—	13,800
Dividends declared on common stock	—	—	—	(3,726)	(3,726)
Balance at December 31, 2013	64	404,166	(263)	98,964	502,931
Net earnings	—	—	—	37,807	37,807
Total other comprehensive income	—	—	263	—	263
Dividends declared on common stock	—	—	—	(16,336)	(16,336)
Balance at December 31, 2014	$64	$404,166	$—	$120,435	$524,665

The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

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
Certain amounts in the 2013 and 2012 Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2014 financial statement presentation.
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
PNMR shared services’ administrative and general expenses, which represent costs that are primarily driven by corporate level activities, are charged to the business segments. These services are billed at cost. Other significant intercompany transactions between PNMR, PNM, and TNMP include interest and income tax sharing payments, as well as equity transactions. All intercompany transactions and balances have been eliminated. See Note 18.

Accounting for the Effects of Certain Types of Regulation
The Company maintains its accounting records in accordance with the uniform system of accounts prescribed by FERC and adopted by the NMPRC and PUCT.
Certain of the Company’s operations are regulated by the NMPRC, PUCT, and FERC and the provisions of GAAP for rate-regulated enterprises are applied to the regulated operations. Regulators may assign costs to accounting periods that differ from accounting methods applied by non-regulated utilities.  When it is probable that regulators will permit recovery of costs through future rates, costs that otherwise would be expensed are deferred as regulatory assets.  Likewise, regulatory liabilities are recognized when it is probable that regulators will require refunds through future rates or when revenue is collected for expenditures that have not yet been incurred.  Regulatory assets and liabilities are amortized into earnings over the authorized recovery period. Accordingly, the Company has deferred certain costs and recorded certain liabilities pursuant to the rate actions of the NMPRC, PUCT, and FERC. Information on regulatory assets and regulatory liabilities is contained in Note 4.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

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
For the years ended December 31, 2014, 2013, and 2012, PNM recorded $4.2 million, $3.3 million, and $3.5 million of allowance for borrowed funds used during construction and $5.6 million, $4.4 million, and $3.8 million of allowance for equity funds used during construction. TNMP recorded $0.5 million, $0.4 million, and $0.7 million of allowance for borrowed funds used during construction and zero, zero, and $0.6 million of allowance for equity funds used during construction.
Capitalized Interest
The Company capitalizes interest on its construction projects and major computer software projects not subject to the computation of AFUDC. Interest was capitalized at the overall weighted average borrowing rate of 6.6%, 6.9%, and 6.6% for 2014, 2013, and 2012. In 2014, 2013, and 2012, capitalized interest was $1.6 million, $1.5 million, and $1.2 million for PNMR consolidated; $1.1 million, $1.1 million, and $0.8 million for PNM; and $0.1 million, zero, and zero for TNMP.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

Inventories consisted of the following at December 31:

	PNMR		PNM		TNMP
	2014	2013	2014	2013	2014	2013
	(In thousands)
Coal	$17,525	$24,872	$17,525	$24,872	$—	$—
Materials and supplies	46,103	42,351	43,334	39,648	2,769	2,703
	$63,628	$67,223	$60,859	$64,520	$2,769	$2,703

Investments
In 1985 and 1986, PNM entered into eleven operating leases for interests in certain PVNGS generation facilities (Note 7). The 10.3% and 10.15% lessor notes that were issued by the owners of the assets subject to these leases were subsequently purchased and held by the PVNGS Capital Trust, which is consolidated by PNM. Eight leases continue and are classified as operating leases. The PVNGS Capital Trust held certain of the lessor notes to their maturity in January 2015 and intends to hold the other lessor notes until their maturity in 2016. The PVNGS lessor notes are carried at amortized cost. Similarly, in 1985, PNM entered into two operating leases for the EIP transmission line for which the owners had issued lessor notes. In 2003, PNM acquired a 60% ownership interest in the EIP, collapsing the lease relating to it. In 2004, PNM purchased the outstanding lessor note relating to the remaining 40% interest. The remaining EIP lessor note bore interest at 10.25% and matured in 2012.
PNM holds investment securities in the NDT for the purpose of funding its share of the decommissioning costs of PVNGS and, beginning in August 2012, a trust for PNM’s share of post-term reclamation costs related to the coal mines serving SJGS (Note 16). All of these investments are classified as available-for-sale. PNM evaluates the securities for impairment on an on-going basis. Since third party investment managers have sole discretion over the purchase and sales of the securities, PNM records a realized loss as an impairment for any security that has a market value that is less than cost at the end of each quarter. For the years ended December 31, 2014, 2013, and 2012, PNM recorded impairment losses on the available-for-sale securities held in the NDT and coal mine reclamation trust of $4.8 million, $3.5 million, and $4.8 million. No gains or losses are deferred as regulatory assets or liabilities. Unrealized gains on these investments, net of related tax effects, are included in OCI and AOCI. The available-for-sale securities are primarily comprised of international, United States, state, and municipal government obligations and corporate debt and equity securities. All investments are held in PNM’s name and are in the custody of major financial institutions. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income and deductions.
Goodwill
Under GAAP, the Company does not amortize goodwill. Goodwill is evaluated for impairment annually, or more frequently if events and circumstances indicate that the goodwill might be impaired. See Note 21.
Asset Impairment
Tangible long-lived assets are evaluated in relation to the estimated future undiscounted cash flows to assess recoverability when events and circumstances indicate that the assets might be impaired.
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
December 31, 2014, 2013 and 2012

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

	Year ended December 31
	2014	2013	2012
PNM
Electric plant	2.26%	2.27%	2.25%
Common, intangible, and general plant	4.64%	4.87%	5.35%
TNMP	3.59%	3.66%	3.56%
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
Derivatives
The Company records derivative instruments, including energy contracts, other than those designated as normal purchases or normal sales, in the balance sheet as either an asset or liability measured at their fair value. GAAP requires that changes in the derivatives’ fair value be recognized currently in earnings unless specific hedge accounting or normal purchase or normal sale criteria are met. Normal purchases and normal sales are not marked to market and are reflected in results of operations when the underlying transactions settle. For qualifying hedges, an entity must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. GAAP provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of AOCI and be reclassified into earnings in the period during which the hedged forecasted transaction affects earnings. The results of hedge ineffectiveness and the portion of the change in fair value of a derivative that an entity has chosen to exclude from hedge effectiveness are required to be presented in current earnings. See Note 8.
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
December 31, 2014, 2013 and 2012

seller must have the resources to serve the contract, and the buyer must be a load serving entity. GAAP provides guidance on whether realized gains and losses on derivative contracts not held for trading purposes should be reported on a net or gross basis and concludes such classification is a matter of judgment that depends on the relevant facts and circumstances.
Decommissioning and Reclamation Costs
PNM owns and leases nuclear and fossil-fuel generating facilities. In accordance with GAAP, PNM is only required to recognize and measure decommissioning liabilities for tangible long-lived assets for which a legal obligation exists. Nuclear decommissioning costs and related accruals are based on periodic site-specific estimates of the costs for removing all radioactive and other structures at PVNGS and are dependent upon numerous assumptions, including estimates of future decommissioning costs at current price levels, inflation rates, and discount rates. PNM’s accruals for PVNGS Units 1, 2, and 3, including portions held under leases, have been made based on such estimates, the guidelines of the NRC, and the extended PVNGS license periods. PVNGS Units 1 and 2 are included in PNM’s retail rates while PVNGS Unit 3 is currently excluded. PNM collects a provision for ultimate decommissioning of PVNGS Units 1 and 2 and its fossil-fueled generation facilities in its rates and recognizes a corresponding expense and liability for these amounts. See Note 15 and Note 16.
In connection with both the SJGS coal agreement and the Four Corners fuel agreement, the owners are required to reimburse the mining companies for the cost of contemporaneous reclamation, as well as the costs for final reclamation of the coal mines. The reclamation costs are based on periodic site-specific studies that estimate the costs to be incurred in the future and are dependent upon numerous assumptions, including estimates of future reclamation costs at current price levels, inflation rates, and discount rates. PNM considers the contemporaneous reclamation costs part of the cost of its delivered coal costs. See Note 16 for a discussion of the final reclamation costs.
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
The Company records its environmental liabilities when site assessments or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. The Company reviews its sites and measures the liability by assessing a range of reasonably likely costs for each identified site using currently available information and the probable level of involvement and financial condition of other potentially responsible parties. These estimates are based on assumptions regarding the costs for site investigations, remediation, operations and maintenance, monitoring, and site closure. The ultimate cost to clean up the Company’s identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process. Amounts recorded for environmental expense in the years ended December 31, 2014, 2013, and 2012, as well as the amounts of environmental liabilities at December 31, 2014 and 2013 were insignificant.
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
December 31, 2014, 2013 and 2012

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
Accounting Standards Update 2014-09 – Revenue from Contracts with Customers (Topic 606)
On May 28, 2014, the FASB issued ASU No. 2014-09. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company beginning on January 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is analyzing the impacts this new standard will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Accounting Standards Update 2014-15 – Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

On August 27, 2014, the FASB issued ASU No. 2014-15, which requires management to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern in connection with the preparation of financial statements for each annual and interim reporting period. Disclosure requirements associated with management’s evaluation are also outlined in the new guidance. The new standard is effective for the Company for reporting periods ending after December 15, 2016, with early adoption permitted. The Company is in the process of analyzing the impacts of this new standard.

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
December 31, 2014, 2013 and 2012

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
PNMR SEGMENT INFORMATION

2014	PNM	TNMP	Corporate and Other	Consolidated
	(In thousands)
Electric operating revenues	$1,147,914	$287,939	$—	$1,435,853
Cost of energy	403,626	67,930	—	471,556
Margin	744,288	220,009	—	964,297
Other operating expenses	422,051	84,365	(14,450)	491,966
Depreciation and amortization	109,524	50,056	13,054	172,634
Operating income	212,713	85,588	1,396	299,697
Interest income	8,557	—	(74)	8,483
Other income (deductions)	12,258	2,138	(2,302)	12,094
Interest charges	(79,442)	(27,396)	(12,789)	(119,627)
Segment earnings (loss) before income taxes	154,086	60,330	(13,769)	200,647
Income taxes (benefit)	52,633	22,523	(5,418)	69,738
Segment earnings (loss)	101,453	37,807	(8,351)	130,909
Valencia non-controlling interest	(14,127)	—	—	(14,127)
Subsidiary preferred stock dividends	(528)	—	—	(528)
Segment earnings (loss) attributable to PNMR	$86,798	$37,807	$(8,351)	$116,254

Gross property additions	$316,800	$127,191	$16,667	$460,658
At December 31, 2014:
Total Assets	$4,473,652	$1,240,241	$115,432	$5,829,325
Goodwill	$51,632	$226,665	$—	$278,297

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

2013	PNM	TNMP	Corporate and Other	Consolidated

Electric operating revenues	$1,116,312	$271,611	$—	$1,387,923
Cost of energy	374,710	57,606	—	432,316
Margin	741,602	214,005	—	955,607
Other operating expenses	428,591	91,601	(18,308)	501,884
Depreciation and amortization	103,826	50,219	12,836	166,881
Operating income	209,185	72,185	5,472	286,842
Interest income	10,182	—	(139)	10,043
Other income (deductions)	11,288	1,919	(13,575)	(368)
Interest charges	(79,175)	(27,393)	(14,880)	(121,448)
Segment earnings (loss) before income taxes	151,480	46,711	(23,122)	175,069
Income taxes (benefit)	48,804	17,621	(6,912)	59,513
Segment earnings (loss)	102,676	29,090	(16,210)	115,556
Valencia non-controlling interest	(14,521)	—	—	(14,521)
Subsidiary preferred stock dividends	(528)	—	—	(528)
Segment earnings (loss) attributable to PNMR	$87,627	$29,090	$(16,210)	$100,507

Gross property additions	$239,906	$89,117	$19,016	$348,039
At December 31, 2013:
Total Assets	$4,227,616	$1,162,431	$110,163	$5,500,210
Goodwill	$51,632	$226,665	$—	$278,297

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

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
Major Customers
No individual customer accounted for more than 10% of the electric operating revenues of PNMR or PNM. The acquiror of First Choice, including the former First Choice operations, accounted for 15% and 17% of TNMP’s electric operating revenues in 2014 and 2013. Two other unaffiliated customers of TNMP accounted for revenues of 15% in 2014, 16% in 2013, and 17% in 2012 and 11% in 2014, 10% in 2013, and 10% in 2012.

(3)	Sale of First Choice
PNMR completed the sale of First Choice, which was also a subsidiary of TNP, on November 1, 2011. First Choice was a competitive REP operating in Texas. The amount received was subject to adjustment based on the actual amounts of the components of working capital at October 31, 2011. In 2012, PNMR received an additional amount and recorded a pre-tax gain of $1.0 million, which is included in Other income in the Consolidated Statements of Earnings. PNMR Services Company continued to provide certain services at cost to First Choice for a transitional period through August 1, 2012. Because PNMR continues to have direct cash flows resulting from transmission and distribution services provided by TNMP to First Choice, First Choice is not reflected as discontinued operations.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

PNM

	December 31,
	2014	2013
Assets:	(In thousands)
Current:
FPPAC	$43,980	$19,394
Non-Current:
Coal mine reclamation costs	34,224	40,144
Deferred income taxes	63,645	61,850
Loss on reacquired debt	25,439	27,490
Pension and OPEB	222,545	206,691
FPPAC	—	25,386
Renewable energy costs	5,263	13,311
Other	5,929	9,345
	357,045	384,217
Total regulatory assets	$401,025	$403,611
Liabilities:
Current:
Other	$(1,703)	$(1,081)
Non-Current:
Cost of removal	(277,148)	(266,075)
Deferred income taxes	(75,941)	(80,495)
AROs	(35,834)	(37,567)
Renewable energy tax benefits	(24,854)	(26,011)
Other	(11,704)	(4,463)
	(425,481)	(414,611)
Total regulatory liabilities	$(427,184)	$(415,692)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

TNMP

	December 31,
	2014	2013
Assets:	(In thousands)
Current:
Transmission cost recovery factor	$2,482	$4,250
Other	1,393	772
	3,875	5,022
Non-Current:
CTC, including carrying charges	55,292	63,606
Deferred income taxes	10,556	10,868
Pension	23,803	19,938
Loss on reacquired debt	36,703	38,616
AMS retirement costs	6,453	5,083
Other	1,155	1,627
	133,962	139,738
Total regulatory assets	$137,837	$144,760
Liabilities:
Non-Current:
Cost of removal	$(29,391)	$(30,863)
Deferred income taxes	(3,923)	(4,563)
AMS surcharge	(5,227)	(7,251)
OPEB	(2,121)	(3,361)
Total regulatory liabilities	$(40,662)	$(46,038)

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
Common Stock and Equity Contributions
PNMR, PNM, and TNMP did not issue any common stock during the three year period ended December 31, 2014. PNMR funded a cash equity contribution of $13.8 million to TNMP in 2013. PNMR offers shares of PNMR common stock through the PNMR Direct Plan. PNMR utilizes shares of its common stock purchased on the open market, by an independent agent, rather than issuing additional shares to satisfy subscriptions under the PNMR Direct Plan. The shares of PNMR common stock utilized in the PNMR Direct Plan are offered under a SEC shelf registration statement that expires in August 2015.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

Dividends on Common Stock
The declaration of common dividends by PNMR is dependent upon a number of factors, including the ability of PNMR’s subsidiaries to pay dividends. PNMR’s primary sources of dividends are its operating subsidiaries.
PNM declared and paid cash dividends to PNMR of $30.3 million, $155.0 million, and $34.4 million in 2014, 2013, and 2012. TNMP paid cash dividends to PNMR of $16.3 million, $3.7 million, and $26.0 million in 2014, 2013, and 2012. TNMP recorded dividends paid in 2012 as reductions of paid-in-capital.
The NMPRC has placed certain restrictions on the ability of PNM to pay dividends to PNMR, including the restriction that PNM cannot pay dividends that cause its debt rating to fall below investment grade. The NMPRC provisions allow PNM to pay dividends from equity contributions previously made by PNMR and current earnings, determined on a rolling four quarter basis, without prior NMPRC approval. The Federal Power Act also imposes certain restrictions on dividends by public utilities. Each of the PNMR Revolving Credit Facility, PNMR Term Loan Agreement, PNM Revolving Credit Facility, PNM New Mexico Credit Facility, PNM 2014 Term Loan Agreement, PNM Multi-draw Term Loan, and TNMP Revolving Credit Facility contain a covenant requiring the maintenance of debt-to-capital ratios of not more than 65%, which could limit amounts of dividends that could be paid. For PNMR and PNM, these ratios reflect the present value of payments under the PVNGS leases as debt. PNM also has other financial covenants that limit the transfer of assets, through dividends or other means, including a requirement to obtain approval of certain financial counterparties to transfer more than five percent of PNM’s assets. As of December 31, 2014, none of the numerical tests would restrict the payment of dividends from the retained earnings of PNMR, PNM, or TNMP, except that PNM would not be able to distribute amounts in excess of approximately $223 million and TNMP would not be able to distribute amounts in excess of approximately $203 million without approval of regulators or financial counterparties.

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
PNMR and TNMP have no preferred stock outstanding. The authorized shares of PNMR and TNMP preferred stock are 10 million shares and 1 million shares.

(6)	Financing
Financing Activities
PNMR

In the year ended December 31, 2013, PNMR purchased $23.8 million aggregate principal amount of its outstanding 9.25% Senior Unsecured Notes, Series A, due 2015, through several open-market purchases, for $26.9 million plus accrued and unpaid interest. PNMR recognized losses of $3.3 million on these purchases, including transaction costs and write-off of the proportionate amount of the deferred costs of the original issuance of the notes, which are included in Other deductions on the Consolidated Statements of Earnings.

On December 14, 2012, PNMR entered into a $100.0 million Term Loan Agreement (as amended and restated, the “PNMR Term Loan Agreement”) among PNMR, the lenders identified therein, and JPMorgan Chase Bank, N.A., as Administrative Agent. On December 27, 2012, PNMR borrowed $100.0 million under the agreement and used the funds to repay $100.0 million in borrowings made under the PNMR Revolving Credit Facility. On December 27, 2013, PNMR entered into an agreement that amended and restated the PNMR Term Loan Agreement extending the maturity date to December 26, 2014 from December 27,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

2013. On December 22, 2014, PNMR entered into another agreement that amends and restates the PNMR Term Loan Agreement extending the maturity date to December 21, 2015. The PNMR Term Loan Agreement includes customary covenants, including requirements to not exceed a maximum consolidated debt-to-consolidated capitalization ratio, and customary events of default. The PNMR Term Loan Agreement has a cross default provision and a change of control provision.
PNM
In September 2012, PNM participated in the issuance of $20.0 million of new PCRBs by the City of Farmington, New Mexico, which bear interest at 2.54% and mature September 1, 2042, with a mandatory tender on June 1, 2017. The new PCRBs refunded a $20.0 million series of PCRBs, which bore interest at 5.15% and matured in 2037, that were redeemed at par and retired.
On April 22, 2013, PNM entered into a $75.0 million Term Loan Agreement (the “PNM 2013 Term Loan Agreement”) among PNM, the lenders identified therein, and Union Bank, N.A., as Administrative Agent. Funding of the PNM 2013 Term Loan Agreement occurred on April 22, 2013, at which time the funds were used to repay $75.0 million in borrowings made under the PNM Revolving Credit Facility.

On March 5, 2014, PNM entered into a new $175.0 million Term Loan Agreement (the “PNM 2014 Term Loan Agreement”) among PNM and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Lender and Administrative Agent. On March 5, 2014, PNM used a portion of the funds borrowed under the PNM 2014 Term Loan Agreement to repay all amounts outstanding under the PNM 2013 Term Loan Agreement. PNM also used the funds to repay other short-term amounts outstanding. The PNM 2013 Term Loan Agreement would otherwise have terminated on October 21, 2014. There were no prepayment penalties paid in connection with the termination of the PNM 2013 Term Loan Agreement. The PNM 2014 Term Loan Agreement bears interest at a variable rate, which was 1.11% at December 31, 2014, must be repaid on or before September 4, 2015, and is reflected in current maturities of long-term debt on the Consolidated Balance Sheets. The PNM 2014 Term Loan Agreement includes customary covenants, including requirements to not exceed a maximum consolidated debt-to-capital ratio and customary events of default. The PNM 2014 Term Loan Agreement has a cross default provision and a change of control provision.

On December 22, 2014, PNM entered into a new multi-draw term loan facility (the “PNM Multi-draw Term Loan”) with JPMorgan Chase Bank, N.A., as Lender and Administrative Agent. The $125.0 million facility has a maturity date of June 21, 2016. At December 31, 2014, outstanding borrowings under the PNM Multi-draw Term Loan were $100.0 million and remaining capacity was $25.0 million. The PNM Multi-draw Term Loan bears interest at a variable rate, which was 0.75% at December 31, 2014. The PNM Multi-draw Term Loan includes customary covenants, including requirements to not exceed a maximum consolidated debt-to-consolidated capitalization ratio and customary events of default. The PNM Multi-draw Term Loan Agreement has a cross default provision and a change of control provision.
PNM has a shelf registration statement for the issuance of up to $500.0 million of senior unsecured notes that will expire in May 2017.
TNMP
On September 30, 2011, TNMP entered into the TNMP 2011 Term Loan Agreement and borrowed $50.0 million under it. Borrowings under the TNMP 2011 Term Loan Agreement were due by June 30, 2014. TNMP entered into hedging agreements whereby it effectively established fixed interest rates for such borrowing over the life of the debt. This hedge was accounted for as a cash-flow hedge and had a fair value loss of $0.2 million at December 31, 2013, using Level 2 inputs under GAAP determined using forward LIBOR curves under the mid-market convention to discount cash flows over the remaining term of the swap agreements.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

On December 9, 2013, TNMP entered into an agreement (the “TNMP 2013 Bond Purchase Agreement”), which provided that TNMP would issue $80.0 million aggregate principal amount of 4.03% first mortgage bonds, due 2024 (the “Series 2014A Bonds”) on or about June 27, 2014, subject to satisfaction of certain conditions. TNMP issued the Series 2014A Bonds on June 27, 2014. TNMP used $50.0 million of the proceeds to repay the full outstanding amount of the TNMP 2011 Term Loan Agreement and used the remaining $30.0 million of proceeds to reduce short-term debt. In accordance with GAAP, borrowings under the TNMP 2011 Term Loan Agreement were reflected as being long-term in the Consolidated Balance Sheet at December 31, 2013 since the TNMP 2013 Bond Purchase Agreement demonstrated TNMP’s ability and intent to re-finance the TNMP 2011 Term Loan Agreement on a long-term basis.
Short-term Debt
The PNMR Revolving Credit Facility has a financing capacity of $300.0 million and the PNM Revolving Credit Facility has a financing capacity of $400.0 million. In December 2014, both of these facilities were amended to extend their maturity from October 31, 2018 to October 31, 2019. In addition, the amendments provide for an additional one-year extension option for each facility, subject to approval by a majority of the lenders. The TNMP Revolving Credit Facility is a $75.0 million revolving credit facility secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds. The TNMP Revolving Credit Facility matures on September 18, 2018. Each of these facilities contains one financial covenant that requires the maintenance of debt-to-capital ratios of less than or equal to 65%.  For PNMR and PNM, these ratios reflect the present value of payments under the PVNGS leases as debt.
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
At December 31, 2014, interest rates on outstanding borrowings were 1.02% for the PNMR Term Loan Agreement (discussed under Financing Activities above), 1.67% for the PNMR Revolving Credit Facility, and 1.17% for the TNMP Revolving Credit Facility. The PNM Revolving Credit Facility and the PNM New Mexico Credit Facility had no borrowings outstanding at December 31, 2014. Short-term debt outstanding consists of:

	December 31,
Short-term Debt	2014	2013
	(In thousands)
PNM:
Revolving Credit Facility	$—	$49,200
PNM New Mexico Credit Facility	—	—
TNMP Revolving Credit Facility	5,000	—
PNMR
Revolving Credit Facility	600	—
PNMR Term Loan Agreement	100,000	100,000
	$105,600	$149,200
In addition to the above borrowings, PNMR, PNM, and TNMP had letters of credit outstanding of $7.7 million, $3.2 million, and $0.1 million at December 31, 2014 that reduce the available capacity under their respective revolving credit facilities.

At February 20, 2015, PNMR, PNM, and TNMP had $291.5 million, $386.8 million, and $54.9 million of availability under their respective revolving credit facilities, including reductions of availability due to outstanding letters of credit, and PNM had $35.0 million of availability under the PNM New Mexico Credit Facility. Total availability at February 20, 2015, on a consolidated basis, was $768.2 million for PNMR. At February 20, 2015, PNMR had invested cash of $1.9 million, PNM had invested cash of $42.5 million, and TNMP had no invested cash. The above availability does not include remaining capacity of $25.0 million available under the PNM Multi-draw Term Loan at February 20, 2015.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

Long-Term Debt
Information concerning long-term debt outstanding is as follows:

	December 31,
Long-term Debt	2014	2013
	(In thousands)
PNM Debt
Senior Unsecured Notes, Pollution Control Revenue Bonds:
4.875% due 2033	$146,000	$146,000
6.25% due 2038	36,000	36,000
4.75% due 2040, mandatory tender at June 1, 2017	37,000	37,000
5.20% due 2040, mandatory tender at June 1, 2020	40,045	40,045
5.90% due 2040	255,000	255,000
6.25% due 2040	11,500	11,500
2.54% due 2042, mandatory tender at June 1, 2017	20,000	20,000
4.00% due 2043, mandatory tender at June 1, 2015	39,300	39,300
5.20% due 2043, mandatory tender at June 1, 2020	21,000	21,000
Senior Unsecured Notes:
7.95% due 2018	350,000	350,000
7.50% due 2018	100,025	100,025
5.35% due 2021	160,000	160,000
PNM Term Loan Agreement due 2014	—	75,000
PNM Term Loan Agreement due 2015	175,000	—
PNM Multi-draw Term Loan due 2016	100,000	—
Unamortized premiums (discounts)	(213)	(252)
	1,490,657	1,290,618
Less current maturities	214,300	75,000
	1,276,357	1,215,618
TNMP Debt
First Mortgage Bonds:
2011 Term Loan Agreement, due 2014	—	50,000
9.50% due 2019, Series 2009A	172,302	172,302
6.95% due 2043, Series 2013A	93,198	93,198
4.03% due 2024, Series 2014A	80,000	—
Unamortized premiums (discounts)	20,167	20,536
	365,667	336,036
Less current maturities	—	—
	365,667	336,036
PNMR Debt
Senior unsecured notes, 9.25% due 2015	118,766	118,766
Less current maturities	118,766	—
	—	118,766
Total Consolidated PNMR Debt	1,975,090	1,745,420
Less current maturities	333,066	75,000
	$1,642,024	$1,670,420

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

Reflecting mandatory tender dates, long-term debt matures as follows:

	PNMR	PNM	TNMP	PNMR Consolidated
	(In thousands)
2015	$118,766	$214,300	$—	$333,066
2016	—	100,000	—	100,000
2017	—	57,000	—	57,000
2018	—	450,025	—	450,025
2019	—	—	172,302	172,302
Thereafter	—	669,545	173,198	842,743
Total	$118,766	$1,490,870	$345,500	$1,955,136
Borrowing Arrangements Between PNMR and its Subsidiaries
PNMR has one-year intercompany loan agreements with its subsidiaries. Individual subsidiary loan agreements vary in amount up to $100.0 million and have either reciprocal or non-reciprocal terms. Interest charged to the subsidiaries is equivalent to interest paid by PNMR on its short-term borrowings. As of December 31, 2014 and 2013, PNM had outstanding borrowings of zero and $32.5 million and TNMP had outstanding borrowings of $22.7 million and $29.4 million from PNMR. At February 20, 2015, PNM and TNMP had borrowings of zero and $17.3 million from PNMR.

(7)	Lease Commitments
The Company leases office buildings, vehicles, and other equipment under operating leases. In addition, PNM leases interests in Units 1 and 2 of PVNGS and an interest in the EIP transmission line. Many of PNM’s electric transmission and distribution facilities are located on lands that require the grant of rights-of-way from governmental entities, Native American tribes, or private parties. PNM has completed several renewals of rights-of-way, the largest of which is a renewal with the Navajo Nation, and has no significant rights-of-way that will expire within the next five years. PNM is obligated to pay the Navajo Nation annual payments of $6.0 million, subject to adjustment each year based on the Consumer Price Index, through 2029. All of the Company’s leases, including the Navajo Nation rights-of-way agreement, are accounted for as operating leases.

The PVNGS leases were entered into in 1985 and 1986 and were scheduled to expire on January 15, 2015 for the four Unit 1 leases and January 15, 2016 for the four Unit 2 leases. Each of the leases provided PNM with an option to purchase the leased assets at fair market value at the end of the leases, but PNM does not have a fixed price purchase option. In addition, the leases provided PNM with options to renew the leases at fixed rates set forth in each of the leases for two years beyond the termination of the original lease terms. The option periods on certain leases could be further extended for up to an additional six years (the “Maximum Option Period”) if the appraised remaining useful lives and fair value of the leased assets are greater than parameters set forth in the leases. The rental payments during the fixed renewal option periods would be 50% of the amounts during the original terms of the leases. Gross annual lease payments, before considering the impacts of amounts returned to PNM through ownership of the lessor notes, aggregate $33.0 million for the Unit 1 leases and $23.7 million for the Unit 2 leases. For leases that are extended, the leases provide PNM with the option to purchase the leased assets at fair market value at the end of the extended lease terms.

Each lease provided that no later than three years prior to the expiration of the lease, PNM was required to give notice to the lessor if it would “retain” the leased assets (but without specifying whether it would purchase the leased assets or extend the lease) or “return” the leased assets to the lessor. Furthermore, each lease provided that, if PNM gave notice to “retain” the leased assets, PNM was required to give notice as to which of the purchase or renewal options it would exercise no later than two years prior to the expiration of the lease. The election made under each of the leases was independent of the elections made under the other leases.

Following procedures set forth in the PVNGS leases, PNM notified each of the lessors under the Unit 1 leases that it would elect to renew those leases for the Maximum Option Period on the expiration date of the original leases. In addition, PNM notified

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

the lessor under the one Unit 2 lease containing the Maximum Option Period provision that it would elect to renew that lease for the Maximum Option Period on the expiration date of the original lease. On December 11, 2013, PNM and each of the Unit 1 lessors entered into amendments to each of the Unit 1 leases setting forth the terms and conditions that will implement the extension of the term of the lease through the agreed upon Maximum Option Period expiring on January 15, 2023. Similarly, on March 18, 2014, PNM and the lessor under the one Unit 2 lease containing the Maximum Option Period provision entered into an amendment to that lease setting forth the terms and conditions that will implement the extension of the term of the lease through the agreed upon Maximum Option Period expiring January 15, 2024. The annual payments during the renewal periods aggregate $16.5 million for the PVNGS Unit 1 leases and $1.6 million for the Unit 2 lease. The table of future lease payments as of December 31, 2014 shown below includes payments during the renewal periods for those leases that will be extended at the end of their original terms.
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
On May 1, 2014, PNM and the trusts that are the lessors under the other two PVNGS Unit 2 leases signed a letter agreement that establishes a binding agreement regarding the purchase price, representing the fair market value, to be paid by PNM for the assets underlying those leases of $85.2 million on January 15, 2016. These leases are for 32.76 MW of the entitlement from PVNGS Unit 2. PNMR Development is also a party to the letter agreement, which constitutes a letter of intent providing PNMR Development with the option, subject to approval by the Board and negotiation of definitive documents, to acquire the entities that own the leased assets at any time from June 1, 2014 through January 14, 2016. The early purchase price would be equal to the January 15, 2016 purchase price discounted to the actual purchase date. The early purchase amount was $79.9 million on June 1, 2014, $81.8 million on December 31, 2014, and escalates to $85.2 million on January 14, 2016. The consideration paid to the lessor on an early purchase would include an additional amount equal to the discounted value of the lessors’ equity return portion of the future lease payments. Such additional consideration was $5.8 million on June 1, 2014, $4.5 million on December 31, 2014, and declines to $1.2 million on January 14, 2016. PNMR and PNM are unable to predict whether or not the early purchase will occur.
Covenants in PNM’s PVNGS Units 1 and 2 lease agreements limit PNM’s ability, without consent of the owner participants in the lease transactions, (i) to enter into any merger or consolidation, or (ii) except in connection with normal dividend policy, to convey, transfer, lease or dividend more than 5% of its assets in any single transaction or series of related transactions. PNM is exposed to losses under the PVNGS lease arrangements upon the occurrence of certain events that PNM does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to PVNGS or the occurrence of specified nuclear events), PNM would be required to make specified payments to the equity participants, and take title to the leased interests. If such an event had occurred as of December 31, 2014, PNM could have been required to pay the equity participants up to approximately $122.2 million on January 15, 2015 in addition to the scheduled lease payments due on January 15, 2015. In such event, PNM would record the acquired assets at the lower of their fair value or the aggregate of the amount paid and PNM’s carrying value of its investment in PVNGS lessor notes. Exercise of renewal options under the leases requires that amounts payable to equity participants under the circumstances described above would increase to the fair market value as of the renewal date. Reflecting the lease renewals that were effective on January 15, 2015, if such an event were to occur, amounts payable to equity participants under the circumstances described above would be up to $217.3 million on July 15, 2015 in addition to the scheduled lease payments due on July 15, 2015.
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
December 31, 2014, 2013 and 2012

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

Operating lease expense, including the PVNGS and EIP leases, was:

	PNMR	PNM	TNMP
	(In thousands)
2014	$82,756	$76,745	$3,932
2013	$82,882	$78,306	$2,663
2012	$84,794	$78,483	$2,871

As discussed under Investments in Note 1, the PVNGS Capital Trust, which is consolidated by PNM, acquired the lessor notes that were issued by the PVNGS lessors. Future minimum operating lease payments at December 31, 2014 shown below have been reduced by payments on the PVNGS lessor notes of $24.0 million in 2015 and $9.0 million in 2016 that will be returned in cash to PNM:

	PNMR	PNM	TNMP
	(In thousands)
2015	$36,350	$33,144	$1,186
2016	28,892	27,986	636
2017	25,185	24,907	—
2018	25,194	24,907	—
2019	25,203	24,907	—
Later years	134,068	133,842	—
Total minimum lease payments	$274,892	$269,693	$1,822

(8)	Fair Value of Derivative and Other Financial Instruments
Energy Related Derivative Contracts
Overview
The primary objective for the use of derivative instruments, including energy contracts, options, and futures, is to manage price risk associated with forecasted purchases of energy and fuel used to generate electricity, as well as managing anticipated generation capacity in excess of forecasted demand from existing customers. The Company’s energy related derivative contracts manage commodity risk. PNM is required to meet the demand and energy needs of its retail and firm-requirements wholesale customers. PNM is exposed to market risk for its share of PVNGS Unit 3. PNM’s operations are managed primarily through a net asset-backed strategy, whereby PNM’s aggregate net open forward contract position is covered by its forecasted excess generation capabilities or market purchases. PNM could be exposed to market risk if its generation capabilities were to be disrupted or if its load requirements were to be greater than anticipated. If all or a portion of load requirements were required to be covered as a result of such unexpected situations, commitments would have to be met through market purchases.
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
December 31, 2014, 2013 and 2012

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
Accounting for Derivatives
Under derivative accounting and related rules for energy contracts, the Company accounts for its various derivative instruments for the purchase and sale of energy based on the Company’s intent. During the years ended December 31, 2014 and 2013, the Company was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flows hedges. The contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. The Company has no trading transactions.
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

Commodity Derivatives
Commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges, are summarized as follows:

	Economic Hedges
	December 31,
	2014	2013
	(In thousands)
PNM and PNMR
Current assets	$11,232	$4,064
Deferred charges	—	3,002
	11,232	7,066
Current liabilities	(1,209)	(2,699)
Long-term liabilities	(477)	(1,094)
	(1,686)	(3,793)
Net	$9,546	$3,273
Included in the above table are $3.0 million of current assets at December 31, 2014 and $3.0 million of current assets and $3.0 million of deferred charges at December 31, 2013 related to contracts, which were entered into in July 2013, for the sale of energy from PVNGS Unit 3 for 2014 and 2015 at market price plus a premium. Certain of PNM’s commodity derivative instruments in the above table are subject to master netting agreements whereby assets and liabilities could be offset in the settlement process. The Company does not offset fair value, cash collateral, and accrued payable or receivable amounts recognized for derivative instruments under master netting arrangements and the above table reflects the gross amounts of assets and liabilities. The amounts that could be offset under master netting agreements were immaterial at December 31, 2014 and 2013.
At December 31, 2014 and 2013, PNMR and PNM had no amounts recognized for the legal right to reclaim cash collateral. In addition, at December 31, 2014 and 2013, amounts posted as cash collateral under margin arrangements were $3.8 million and

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

$2.8 million for both PNMR and PNM. At December 31, 2014 and 2013, obligations to return cash collateral were $0.2 million and $0.2 million for both PNMR and PNM. Cash collateral amounts are included in other current assets and other current liabilities on the Consolidated Balance Sheets.

PNM has a NMPRC approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. The table above includes $0.4 million of current assets and $0.1 million of current liabilities at December 31, 2013 related to this plan. The offsets to these amounts are recorded as regulatory assets and liabilities on the Consolidated Balance Sheets. At December 31, 2014, there were no hedges in place under this plan.

The following table presents the effect of mark-to-market commodity derivative instruments on earnings, excluding income tax effects. Commodity derivatives had no impact on OCI for the periods presented.

	Economic Hedges
	Year Ended December 31,
	2014	2013	2012
	(In thousands)
PNMR and PNM
Electric operating revenues	$4,491	$1,727	$6,168
Cost of energy	593	1,109	(460)
Total gain	$5,084	$2,836	$5,708
Commodity contract volume positions are presented in MMBTU for gas related contracts and in MWh for power related contracts. The table below presents PNMR’s and PNM’s net buy (sell) volume positions:

	Economic Hedges
	MMBTU	MWh
December 31, 2014
PNMR and PNM	650,000	(1,919,000)
December 31, 2013
PNMR and PNM	905,000	(3,343,783)

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

Contingent Feature – Credit Rating Downgrade	Contractual Liability	Existing Cash Collateral	Net Exposure
	(In thousands)
December 31, 2014
PNMR and PNM	$1,686	$—	$167
December 31, 2013
PNMR and PNM	$2,398	$—	$2,152
Sale of Power from PVNGS Unit 3
Because PNM’s 134 MW share of Unit 3 at PVNGS is not currently included in retail rates, that unit’s power is being sold in the wholesale market. Since January 1, 2011, PNM has been selling power from its interest in PVNGS Unit 3 at market prices. As of December 31, 2014, PNM had contracted to sell 100% of PVNGS Unit 3 output through 2015, at market price plus a premium.  Through hedging arrangements that are accounted for as economic hedges, PNM has established fixed rates, which average approximately $37 per MWh, for substantially all of these sales.
Non-Derivative Financial Instruments
The carrying amounts reflected on the Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Available-for-sale securities are carried at fair value. Available-for-sale securities for PNMR and PNM consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS and, beginning in August 2012, a trust for PNM’s share of post-term reclamation costs related to the coal mines serving SJGS (Note 16). The fair value and gross unrealized gains of investments in available-for-sale securities are presented in the following table. At December 31, 2014 and 2013, the fair value of available-for-sale securities included $244.6 million and $222.5 million for the NDT and $5.5 million and $4.4 million for the mine reclamation trust.

	December 31, 2014		December 31, 2013
	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value
PNMR and PNM		(In thousands)
Cash and cash equivalents	$—	$8,276	$—	$3,356
Equity securities:
Domestic value	17,418	45,340	14,523	39,460
Domestic growth	21,354	74,053	25,656	76,292
International and other	156	16,599	1,040	16,633
Fixed income securities:
U.S. Government	903	22,563	158	21,941
Municipals	5,851	68,973	1,018	58,568
Corporate and other	666	14,341	207	10,605
	$46,348	$250,145	$42,602	$226,855

The proceeds and gross realized gains and losses on the disposition of available-for-sale securities for PNMR and PNM are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold . Gross realized losses shown below exclude the change in realized impairment losses of $(0.7) million, $0.6 million, and $5.2 million.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Proceeds from sales	$117,989	$271,140	$167,330
Gross realized gains	$15,162	$14,308	$15,907
Gross realized (losses)	$(3,964)	$(4,298)	$(8,170)
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
At December 31, 2014, the available-for-sale and held-to-maturity debt securities had the following final maturities:

	Fair Value
	Available-for-Sale	Held-to-Maturity
	PNMR and PNM	PNMR	PNM
	(In thousands)
Within 1 year	$3,946	$8,019	$8,019
After 1 year through 5 years	20,275	25,430	24,817
After 5 years through 10 years	13,422	—	—
After 10 years through 15 years	10,367	—	—
After 15 years through 20 years	11,539	—	—
After 20 years	46,328	—	—
	$105,877	$33,449	$32,836
Fair Value Disclosures
The Company determines the fair values of its derivative and other financial instruments based on the hierarchy established in GAAP, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. GAAP describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Level 3 inputs used in determining fair values for the Company consist of internal valuation models. The Company records any transfers between fair value hierarchy levels as of the end of each calendar quarter. There were no transfers between levels during the years ended December 31, 2014 and 2013.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

Items recorded at fair value on the Consolidated Balance Sheets are presented below by level of the fair value hierarchy. There were no Level 3 fair value measurements at December 31, 2014 and 2013 for items recorded at fair value.

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 31, 2014		(In thousands)
PNMR and PNM
Available-for-sale securities
Cash and cash equivalents	$8,276	$8,276	$—
Equity securities:
Domestic value	45,340	45,340	—
Domestic growth	74,053	74,053	—
International and other	16,599	16,599	—
Fixed income securities:
U.S. Government	22,563	20,808	1,755
Municipals	68,973	—	68,973
Corporate and other	14,341	4,843	9,498
	$250,145	$169,919	$80,226

Commodity derivative assets	$11,232	$—	$11,232
Commodity derivative liabilities	(1,686)	—	(1,686)
Net	$9,546	$—	$9,546

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 31, 2013		(In thousands)
PNMR and PNM
Available-for-sale securities
Cash and cash equivalents	$3,356	$3,356	$—
Equity securities:
Domestic value	39,460	39,460	—
Domestic growth	76,292	76,292	—
International and other	16,633	16,633	—
Fixed income securities:
U.S. Government	21,941	20,194	1,747
Municipals	58,568	—	58,568
Corporate and other	10,605	2,245	8,360
	$226,855	$158,180	$68,675

Commodity derivative assets	$7,066	$—	$7,066
Commodity derivative liabilities	(3,793)	—	(3,793)
Net	$3,273	$—	$3,273

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

The carrying amounts and fair values of investments in PVNGS lessor notes, other investments, and long-term debt are presented below:

			GAAP Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2014	(In thousands)
PNMR
Long-term debt	$1,975,090	$2,173,117	$—	$2,173,117	$—
Investment in PVNGS lessor notes	$31,232	$32,836	$—	$—	$32,836
Other investments	$1,762	$2,375	$639	$—	$1,736
PNM
Long-term debt	$1,490,657	$1,624,222	$—	$1,624,222	$—
Investment in PVNGS lessor notes	$31,232	$32,836	$—	$—	$32,836
Other investments	$397	$397	$397	$—	$—
TNMP
Long-term debt	$365,667	$427,356	$—	$427,356	$—
Other investments	$242	$242	$242	$—	$—

December 31, 2013
PNMR
Long-term debt	$1,745,420	$1,905,230	$—	$1,905,230	$—
Investment in PVNGS lessor notes	$52,958	$57,279	$—	$—	$57,279
Other investments	$1,835	$3,196	$690	$—	$2,506
PNM
Long-term debt	$1,290,618	$1,382,938	$—	$1,382,938	$—
Investment in PVNGS lessor notes	$52,958	$57,279	$—	$—	$57,279
Other investments	$445	$445	$445	$—	$—
TNMP
Long-term debt	$336,036	$390,814	$—	$390,814	$—
Other investments	$245	$245	$245	$—	$—

Investments Held by Employee Benefit Plans
As discussed in Note 12, PNM and TNMP have trusts that hold investment assets for their pension and other postretirement benefit plans. The fair value of the assets held by the trusts impacts the determination of the funded status of each plan, but the assets are not reflected on the Company’s Consolidated Balance Sheets. Both the PNM Pension Plan and the TNMP Pension Plan hold units of participation in the PNM Resources, Inc. Master Trust (the “PNMR Master Trust”), which was established for the investment of assets of the pension plans. Level 2 and Level 3 fair values are provided by fund managers utilizing a pricing service. For level 2 fair values, the pricing provider predominately uses the market approach using bid side market value based upon a hierarchy of information for specific securities or securities with similar characteristics. Level 2 investments in mutual funds are measured at net asset value as year-end. Level 3 investments are comprised of alternative investments, which are measured at net asset value at year-end and include private equity funds, hedge funds, and real estate funds. The private equity funds are not voluntarily redeemable. These investments are realized through periodic distributions occurring over a 10 to 15-year term after the initial investment. The real estate funds and hedge funds may be voluntarily redeemed, but are subject to redemption provisions that may result in the funds not being able to be redeemed in the near term. Audited financial statements are received for each fund and are reviewed by the Company annually.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

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

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014		(In thousands)
PNM Pension Plan
Participation in PNMR Master Trust Total Plan Investments	$588,112	$123,668	$398,819	$65,625
TNMP Pension Plan
Participation in PNMR Master Trust Total Plan Investments	$69,207	$14,823	$44,425	$9,959
PNM OPEB Plan
Cash and cash equivalents	$1,242	$1,242	$—	$—
Equity securities:
International funds	10,332	—	10,332	—
Domestic value	8,365	8,365	—	—
Domestic growth	5,960	5,960	—	—
Other funds	30,997	—	30,997	—
Fixed income securities:
Mutual funds	22,122	22,122	—	—
	$79,018	$37,689	$41,329	$—
TNMP OPEB Plan
Cash and cash equivalents	$168	$168	$—	$—
Equity securities:
International funds	1,277	—	1,277	—
Domestic value	403	403	—	—
Domestic growth	1,024	1,024	—	—
Other funds	3,790	—	3,790	—
Fixed income securities:
Mutual funds	3,549	3,549	—	—
	$10,211	$5,144	$5,067	$—

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013	(In thousands)
PNM Pension Plan
Participation in PNMR Master Trust	$557,258	$145,364	$330,903	$80,991
TNMP Pension Plan
Participation in PNMR Master Trust	$66,285	$18,657	$32,620	$15,008
PNM OPEB Plan
Cash and cash equivalents	$1,152	$1,152	$—	$—
Equity securities:
International funds	11,634	—	11,634	—
Domestic value	6,388	6,388	—	—
Domestic growth	24,135	7,094	17,041	—
Other funds	14,028	—	14,028	—
Fixed income securities:
Mutual funds	16,796	16,796	—	—
	$74,133	$31,430	$42,703	$—
TNMP OPEB Plan
Cash and cash equivalents	$302	$302	$—	$—
Equity securities:
International funds	1,334	—	1,334	—
Domestic value	381	381	—	—
Domestic growth	4,171	1,848	2,323	—
Other funds	1,844	—	1,844	—
Fixed income securities:
Mutual funds	1,702	1,702	—	—
	$9,734	$4,233	$5,501	$—

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

The fair values of investments in the PNMR Master Trust are as follows:

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014	(In thousands)
PNMR Master Trust
Cash and cash equivalents	$15,645	$15,645	$—	$—
Equity securities:
International	23,282	—	23,282	—
Domestic value	41,778	41,778	—	—
Domestic growth	28,370	28,370	—	—
Other funds	29,719	—	29,719	—
Fixed income securities:
Corporate	242,742	—	242,015	727
U.S. Government	106,634	52,537	54,097	—
Municipals	20,156	—	20,156	—
Other funds	74,136	161	73,975	—
Alternative investments:
Private equity funds	37,220	—	—	37,220
Hedge funds	23,876	—	—	23,876
Real estate funds	13,761	—	—	13,761
	$657,319	$138,491	$443,244	$75,584
December 31, 2013
PNMR Master Trust
Cash and cash equivalents	$16,281	$16,281	$—	$—
Equity securities:
International	24,471	24,471	—	—
Domestic value	41,451	41,451	—	—
Domestic growth	36,805	36,805	—	—
Other funds	22,522	—	22,522	—
Fixed income securities:
Corporate	202,897	363	202,358	176
U.S. Government	99,748	44,541	55,207	—
Municipals	17,259	—	17,259	—
Other funds	66,286	109	66,177	—
Alternative investments:
Private equity funds	39,122	—	—	39,122
Hedge funds	34,912	—	—	34,912
Real estate funds	21,789	—	—	21,789
	$623,543	$164,021	$363,523	$95,999

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

A reconciliation of the changes in Level 3 fair value measurements is as follows:

	Year Ended December 31,
	2014	2013
Level 3 Fair Value Assets and Liabilities	(In thousands)
PNM Pension	Master Trust	Master Trust
Balance at beginning of period	$80,991	$79,017
Actual return on assets sold during the period	10,376	3,303
Actual return on assets still held at period end	(5,731)	3,361
Purchases	8,832	15,110
Sales	(28,843)	(19,800)
Balance at end of period	65,625	80,991
TNMP Pension
Balance at beginning of period	$15,008	$14,171
Actual return on assets sold during the period	3,409	1,400
Actual return on assets still held at period end	(1,883)	1,425
Purchases	2,902	6,408
Sales	(9,477)	(8,396)
Balance at end of period	9,959	15,008
Total	$75,584	$95,999
Additional information concerning changes in Level 3 fair value measurements for the PNMR Master Trust is as follows:
Level 3 Fair Value Assets and Liabilities

PNMR Master Trust	Private equity funds	Hedge funds	Real estate funds	Fixed income - corporate	Total
		(In thousands)
Balance at December 31, 2012	$38,212	$31,277	$23,699	$—	$93,188
Actual return on assets sold during the period	4,677	135	(109)	1	4,704
Actual return on assets still held at period end	1,162	3,500	123	—	4,785
Purchases	3,117	16,151	2,076	175	21,519
Sales	(8,046)	(16,151)	(4,000)	—	(28,197)
Balance at December 31, 2013	39,122	34,912	21,789	176	95,999
Actual return on assets sold during the period	5,355	8,667	(236)	—	13,786
Actual return on assets still held at period end	(296)	(7,536)	237	(20)	(7,615)
Purchases	3,656	5,500	1,971	608	11,735
Sales	(10,617)	(17,667)	(10,000)	(37)	(38,321)
Balance at December 31, 2014	$37,220	$23,876	$13,761	$727	$75,584

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

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

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 158 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third-party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. The total construction cost for the facility was $90.0 million. PNM estimates that the plant will typically operate during peak periods of energy demand in summer. PNM is obligated to pay fixed operations and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the years ended December 31, 2014, 2013, and 2012, PNM paid $19.1 million, $18.9 million, and $18.8 million for fixed charges and $1.2 million, $1.2 million, and $0.9 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy obligations of Valencia and creditors of Valencia do not have any recourse against PNM’s assets.
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
Summarized financial information for Valencia is as follows:

Results of Operations
	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Operating revenues	$20,247	$20,166	$19,585
Operating expenses	(6,120)	(5,645)	(5,535)
Earnings attributable to non-controlling interest	$14,127	$14,521	$14,050

Financial Position
	December 31,
	2014	2013
	(In thousands)
Current assets	$2,513	$2,658
Net property, plant and equipment	72,321	75,137
Total assets	74,834	77,795
Current liabilities	1,288	766
Owners’ equity – non-controlling interest	$73,546	$77,029

During the term of the PPA, PNM has the option to purchase and own up to 50% of the plant or the variable interest entity. The PPA specifies that the purchase price would be the greater of (i) 50% of book value reduced by related indebtedness or (ii)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

50% of fair market value. On October 8, 2013, PNM notified the owner of Valencia that PNM may exercise the option to purchase 50% of the plant. As provided in the PPA, an appraisal process was initiated since the parties failed to reach agreement on fair market value within 60 days. Under the PPA, results of the appraisal process established the purchase price after which PNM was to determine in its sole discretion whether or not to exercise its option to purchase the 50% interest. The PPA also provides that the purchase price may be adjusted to reflect the period between the determination of the purchase price and the closing. The appraisal process determined the purchase price as of October 8, 2013 to be $85.0 million, prior to any adjustment to reflect the period through the closing date. Approval of the NMPRC and FERC would be required, which process could take up to 15 months. On May 30, 2014, after evaluating its alternatives with respect to Valencia, PNM notified the owner of Valencia that PNM intended to purchase 50% of the plant, subject to certain conditions. PNM’s conditions include: agreeing on the purchase price, adjusted to reflect the period between October 8, 2013 and the closing; approval of the NMPRC, including specified ratemaking treatment, and FERC; approval of the Board and PNM’s board of directors; receipt of other necessary approvals and consents; and other customary closing conditions. PNM received a letter dated June 30, 2014 from the owner of Valencia suggesting that the conditions set forth in PNM’s notification raise issues under the PPA. PNM is discussing these issues with the owner of Valencia. PNM cannot predict whether or not it will reach agreement with the owner of Valencia, if required regulatory and other approvals will be received, or if the purchase will be completed.

PVNGS Leases

PNM is leasing portions of its interests in Units 1 and 2 of PVNGS. There are currently eight separate lease agreements with eight different trusts whose beneficial owners are five different institutional investors. PNM is not the legal or tax owner of the leased assets. The beneficial owners of the trusts possess all of the voting control and pecuniary interests in the trusts. The leases provide PNM with an option to purchase the leased assets at appraised value at the end of the leases, but PNM does not have a fixed price purchase option and does not provide residual value guarantees. The leases also provide PNM with options to renew the leases at fixed rates set forth in the leases for 2 years beyond the termination of the original lease terms. The option periods on certain leases may be further extended for up to an additional 6 years if the appraised remaining useful lives and fair value of the leased assets are greater than parameters set forth in the leases. See Note 7 for additional information regarding the leases and actions PNM has taken with respect to its renewal and purchase options. Under GAAP, these renewal options are considered to be variable interests in the trusts and result in the trusts being considered variable interest entities. PNM is only obligated to make payments to the trusts for the scheduled semi-annual lease payments, which, net of amounts that will be returned to PNM through its ownership in related lessor notes and the Unit 2 beneficial trust, aggregate $20.3 million over the remaining original terms of the leases and $145.2 million during the renewal terms of the leases that PNM has elected to renew. Other than as discussed in Note 7, PNM has no other financial obligations or commitments to the trusts or the beneficial owners. Creditors of the trusts have no recourse to PNM’s assets other than with respect to the contractual lease payments. PNM has no additional rights to the assets of the trusts other than the use of the leased assets. PNM has no assets or liabilities recorded on its Consolidated Balance Sheets related to the trusts other than accrued lease payments of $26.0 million at December 31, 2014 and 2013, which are included in other current liabilities on the Consolidated Balance Sheets.
PNM has evaluated the PVNGS lease arrangements, including the notices, amendments, and agreements referred to above, and concluded that it does not have the power to direct the activities that most significantly impact the economic performance of the trusts and, therefore, is not the primary beneficiary of the trusts under GAAP. The significant factors considered in reaching this conclusion are: the periods covered by fixed price renewal options are significantly shorter than the anticipated remaining useful lives of the assets, particularly since the operating licenses for the plants have been extended for twenty years through 2045 for Unit 1 and 2046 for Unit 2; PNM’s only financial obligation to the trusts is to make the fixed lease payments and the payments do not vary based on the output of the plants or their performance; during the lease terms, the economic performance of the trusts is substantially fixed due to the fixed lease payments; PNM is only one of several participants in PVNGS and is not the operating agent for the plants, so does not significantly influence the day-to-day operations of the plants; furthermore, the operations of the plants, including plans for their decommissioning, are highly regulated by the NRC, leaving little room for the participants to operate the plants in a manner that impacts the economic performance of the trusts; the economic performance of the trusts at the end of the lease terms is dependent upon the fair value and remaining lives of the plants at that time, which are determined by factors such as power prices, outlook for nuclear power, and the impacts of potential carbon legislation or regulation, all which are outside of PNM’s control; and while PNM has some benefit from its renewal options, the vast majority of the value at the end of the leases will accrue to the beneficial owners of the trusts, particularly given increases in the value of existing nuclear generating facilities, which have no GHG, resulting from potential carbon legislation or regulation.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

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
In December 2012, PNM entered into an agreement with the owners of Delta under which PNM would purchase the entity that owned Delta. FERC approved the purchase on February 26, 2013 and the NMPRC approved the purchase on June 26, 2013. Closing was subject to the seller remedying specified operational, NERC compliance, and environmental issues, as well as other customary closing conditions. PNM closed on the purchase on July 17, 2014 and recorded the purchase as of that date. At closing, PNM made a cash payment of $22.8 million, which reflected an adjustment for working capital compared to a targeted working capital and included amounts placed in escrow. Delta had project financing debt, amounting to $14.6 million at closing, which PNM retired. PNM changed the name of the facility to Rio Bravo.
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
PNM made fixed and variable payments to Delta under the PPA. For the period from January 1, 2014 through July 17, 2014, PNM incurred fixed capacity charges of $3.5 million and variable energy charges of $0.6 million under the PPA. For the years ended December 31, 2013 and 2012, PNM incurred fixed capacity charges of $6.4 million, and $6.2 million and variable energy charges of $1.8 million, and $0.8 million under the PPA. PNM recovered the variable energy charges through its FPPAC.
PNM began consolidating Rio Bravo at the date of the acquisition. Prior to the acquisition, consolidation of Delta would have been immaterial to the Consolidated Balance Sheets of PNMR and PNM. Since all of Delta’s revenues and expenses were attributable to its PPA arrangement with PNM, the primary impact of consolidating Delta to the Consolidated Statements of Earnings of PNMR and PNM would have been to reclassify Delta’s net earnings from operating expenses and reflect such amount as earnings attributable to a non-controlling interest, without any impact to net earnings attributable to PNMR and PNM.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

(10)	Earnings and Dividends Per Share
In accordance with GAAP, dual presentation of basic and diluted earnings per share has been presented in the Consolidated Statements of Earnings of PNMR. Information regarding the computation of earnings per share and dividends per share is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Earnings Attributable to PNMR	$116,254	$100,507	$105,547
Average Number of Common Shares:
Outstanding during year	79,654	79,654	79,654
Vested awards of restricted stock	134	191	145
Average Shares – Basic	79,788	79,845	79,799
Dilutive Effect of Common Stock Equivalents (1):
Stock options and restricted stock	491	586	618
Average Shares – Diluted	80,279	80,431	80,417
Net Earnings Per Share of Common Stock:
Basic	$1.46	$1.26	$1.32
Diluted	$1.45	$1.25	$1.31
Dividends Declared per Common Share	$0.755	$0.680	0.580

(1)	Excludes out-of-the-money options for 254,050 shares of common stock at December 31, 2014. See Note 13.

(11)	Income Taxes
PNMR
PNMR’s income taxes consist of the following components:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Current federal income tax	$(2,015)	$—	$(1,296)
Current state income tax	(728)	(917)	(37)
Deferred federal income tax	59,814	50,044	51,559
Deferred state income tax	14,831	12,578	6,921
Amortization of accumulated investment tax credits	(2,164)	(2,192)	(2,237)
Total income taxes	$69,738	$59,513	$54,910

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

PNMR’s provision for income taxes differed from the federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Federal income tax at statutory rates	$70,226	$61,274	$61,262
Amortization of accumulated investment tax credits	(2,164)	(2,192)	(2,237)
Flow-through of depreciation items	1,344	1,132	1,284
Earnings attributable to non-controlling interest in Valencia	(4,945)	(5,082)	(4,918)
State income tax, net of federal benefit	5,723	3,818	4,646
Impairment of state net operating loss carryforwards	3,129	—	—
Impairment of state production tax credits, net of federal benefit	894	3,880	718
Other	(4,469)	(3,317)	(5,845)
Total income taxes	$69,738	$59,513	$54,910
Effective tax rate	34.76%	33.99%	31.37%

The components of PNMR’s net accumulated deferred income tax liability were:

	December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Net operating loss	$153,858	$134,418
Regulatory liabilities related to income taxes	78,858	83,838
Federal tax credit carryforwards	54,748	40,708
Other	68,566	75,832
Total deferred tax assets	356,030	334,796
Deferred tax liabilities:
Depreciation and plant related	(914,926)	(814,671)
Investment tax credit	(36,790)	(25,855)
Regulatory assets related to income taxes	(67,910)	(66,352)
CTC	(19,352)	(22,262)
Pension	(66,498)	(58,780)
Other	(115,282)	(115,458)
Total deferred tax liabilities	(1,220,758)	(1,103,378)
Net accumulated deferred income tax liabilities	(864,728)	(768,582)
Current accumulated deferred income tax (asset) liability	(26,383)	(58,681)
Non-current accumulated deferred income tax liability	$(891,111)	$(827,263)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

The following table reconciles the change in PNMR’s net accumulated deferred income tax liability to the deferred income tax benefit included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2014
(In thousands)
Net change in deferred income tax liability per above table	$96,146
Change in tax effects of income tax related regulatory assets and liabilities	(6,538)
Tax effect of mark-to-market adjustments	(1,612)
Tax effect of excess pension liability	3,993
Adjustment for uncertain income tax positions	(4,858)
Reclassification of unrecognized tax benefits	(15,031)
Other	381
Deferred income taxes	$72,481

PNM
PNM’s income taxes consist of the following components:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Current federal income tax	$(2,175)	$(479)	$(12,951)
Current state income tax	(979)	(760)	(1,815)
Deferred federal income tax	45,890	42,806	56,194
Deferred state income tax	12,061	9,429	11,522
Amortization of accumulated investment tax credits	(2,164)	(2,192)	(2,237)
Total income taxes	$52,633	$48,804	$50,713

PNM’s provision for income taxes differed from the federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Federal income tax at statutory rates	$53,930	$53,018	$54,710
Amortization of accumulated investment tax credits	(2,164)	(2,192)	(2,237)
Flow-through of depreciation items	1,325	1,115	1,268
Earnings attributable to non-controlling interest in Valencia	(4,945)	(5,082)	(4,918)
State income tax, net of federal benefit	5,522	6,202	6,500
Impairment of state net operating loss carryforwards	2,145	—	—
Other	(3,180)	(4,257)	(4,610)
Total income taxes	$52,633	$48,804	$50,713
Effective tax rate	34.16%	32.22%	32.44%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

The components of PNM’s net accumulated deferred income tax liability were:

	December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Net operating loss	$108,505	$99,247
Regulatory liabilities related to income taxes	74,293	78,849
Federal tax credit carryforwards	35,259	22,509
Other	35,681	37,008
Total deferred tax assets	253,738	237,613
Deferred tax liabilities:
Depreciation and plant related	(733,519)	(661,239)
Investment tax credit	(36,790)	(25,855)
Regulatory assets related to income taxes	(57,637)	(55,844)
Pension	(58,474)	(52,104)
Other	(70,714)	(75,838)
Total deferred tax liabilities	(957,134)	(870,880)
Net accumulated deferred income tax liabilities	(703,396)	(633,267)
Current accumulated deferred income tax (asset) liability	(12,418)	(43,827)
Non-current accumulated deferred income tax liability	$(715,814)	$(677,094)

The following table reconciles the change in PNM’s net accumulated deferred income tax liability to the deferred income tax benefit included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2014
(In thousands)

Net change in deferred income tax liability per above table	$70,129
Change in tax effects of income tax related regulatory assets and liabilities	(6,349)
Tax effect of mark-to-market adjustments	(1,470)
Tax effect of excess pension liability	3,993
Adjustment for uncertain income tax positions	1,155
Reclassification of unrecognized tax benefits	(12,228)
Other	557
Deferred income taxes	$55,787

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

TNMP
TNMP’s income taxes consist of the following components:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Current federal income tax	$35	$(4,957)	$9,152
Current state income tax	1,939	1,916	1,822
Deferred federal income tax	20,577	20,688	4,406
Deferred state income tax	(28)	(26)	(28)
Total income taxes	$22,523	$17,621	$15,352

TNMP’s provision for income taxes differed from the federal income tax computed at the statutory rate for each of the periods shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Federal income tax at statutory rates	$21,115	$16,349	$14,735
State income tax, net of federal benefit	1,257	1,247	1,185
Other	151	25	(568)
Total income taxes	$22,523	$17,621	$15,352
Effective tax rate	37.33%	37.72%	36.47%

The components of TNMP’s net accumulated deferred income tax liability at December 31, were:

	December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Regulatory liabilities related to income taxes	$4,565	$4,988
Other	13,429	23,479
Total deferred tax assets	17,994	28,467
Deferred tax liabilities:
Depreciation and plant related	(174,510)	(151,581)
CTC	(19,352)	(22,262)
Regulatory assets related to income taxes	(10,197)	(10,509)
Loss on reacquired debt	(12,846)	(13,516)
Other	(12,636)	(14,295)
Total deferred tax liabilities	(229,541)	(212,163)
Net accumulated deferred income tax liabilities	(211,547)	(183,696)
Current accumulated deferred income tax (asset)	(6,398)	(6,501)
Non-current accumulated deferred income tax liability	$(217,945)	$(190,197)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

The following table reconciles the change in TNMP’s net accumulated deferred income tax liability to the deferred income tax benefit included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2014
(In thousands)
Net change in deferred income tax liability per above table	$27,851
Change in tax effects of income tax related regulatory assets and liabilities	(111)
Adjustment for uncertain tax positions	(6,796)
Other	(395)
Deferred income taxes	$20,549

Other Disclosures

GAAP requires that the Company recognize only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority. A reconciliation of unrecognized tax benefits (expenses) is as follows:

	PNMR	PNM	TNMP
	(In thousands)
Balance at December 31, 2011	$19,580	$10,752	$7,701
Additions based on tax positions related to 2012	2,046	1,152	—
Reductions for tax positions of prior years	(2,428)	(1,522)	(905)
Settlement payments	—	—	—
Balance at December 31, 2012	19,198	10,382	6,796
Additions based on tax positions related to 2013	(54)	(54)	—
Additions for tax positions of prior years	745	745	—
Settlement payments	—	—	—
Balance at December 31, 2013	19,889	11,073	6,796
Additions based on tax positions related to 2014	623	623	—
Additions (reductions) for tax positions of prior years	(5,481)	532	(6,796)
Settlement payments	—	—	—
Balance at December 31, 2014	$15,031	$12,228	$—

Included in the balance at December 31, 2014 are $4.7 million and $1.9 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate for PNMR and PNM. The Company does not anticipate that any unrecognized tax expenses or unrecognized tax benefits will be reduced or settled in 2015.
Estimated interest income related to refunds the Company expects to receive is included in Other Income and estimated interest expense and penalties related to potential cash settlements are included in interest expense in the Consolidated Statements of Earnings (Loss). Interest income (expense) related to income taxes is as follows:

	PNMR	PNM	TNMP
	(In thousands)
2014	$146	$148	$(2)
2013	$242	$251	$(2)
2012	$243	$244	$(3)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

Accumulated accrued interest receivable (payable) related to income taxes is as follows:

	PNMR	PNM	TNMP
	(In thousands)
December 31, 2014:
Accumulated accrued interest receivable	$3,569	$3,569	$—
Accumulated accrued interest payable	$(1,120)	$(24)	$(120)
December 31, 2013:
Accumulated accrued interest receivable	$4,048	$4,048	$—
Accumulated accrued interest payable	$(1,118)	$(24)	$(118)

The Company files a federal consolidated and several consolidated and separate state income tax returns. The tax years prior to 2011 are closed to examination by either federal or state taxing authorities other than Arizona. The tax years prior to 2009 are closed to examination by Arizona taxing authorities. Other tax years are open to examination by federal and state taxing authorities. At December 31, 2014, the Company has $405.7 million of federal net operating loss carryforwards that expire beginning in 2030 and $54.7 million of federal tax credit carryforwards that expire beginning in 2023. State net operating losses expire beginning in 2015 and vary from federal due to differences between state and federal tax law.

PNMR has New Mexico wind energy production tax credit carry forwards with statutory expiration dates beginning in 2014. In 2012, PNMR impaired $0.7 million, after federal tax benefit, of the New Mexico wind energy production tax credit carry forwards that were not expected to be utilized prior to their expiration due to the Company’s net operating loss position. The impairment is reflected in PNMR’s Corporate and Other segment.

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

On April 4, 2013, New Mexico House Bill 641 was signed into law. One of the provisions of the bill was to reduce the New Mexico corporate income tax rate from 7.6% to 5.9%. The rate reduction is being phased in from 2014 to 2018. In accordance with GAAP, PNMR and PNM adjusted accumulated deferred income taxes to reflect the tax rate at which the balances are expected to reverse during the period that includes the date of enactment, which was in the year ended December 31, 2013. At that time, the portion of the adjustment related to PNM's regulated activities was recorded as a reduction in deferred tax liabilities, which was offset by an increase in a regulatory liability, on the assumption that PNM will be required to return the benefit to customers over time. The increase in the regulatory liability was $23.9 million. In addition, the portion of the adjustment that is not related to PNM's regulated activities was recorded in PNMR’s Corporate and Other segment as a reduction in deferred tax assets and an increase in income tax expense of $1.2 million during the year ended December 31, 2013. Changes in the estimated timing of reversals of deferred tax assets and liabilities will result in refinements of the impacts of this change in tax rates being recorded periodically until 2018, when the rate reduction is fully phased in. In the year ended December 31, 2014, PNM’s deferred tax liabilities were increased by $4.6 million, which reduced regulatory liabilities. Additionally, deferred tax assets not related to PNM’s regulatory activities were increased by $0.1 million, of which $0.2 million increased income tax expense in PNMR's Corporate and Other segment and $0.3 million decreased income tax expense in PNM.

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

On December 19, 2014, the Tax Increase Prevention Act of 2014, which retroactively extended fifty percent bonus tax depreciation for 2014, was signed into law.  Due to provisions in the act, taxes payable to the State of New Mexico for 2014 were reduced, which resulted in an impairment of New Mexico wind energy production tax credits, which after federal income tax

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

benefit, amounted to $0.9 million. The impairment is reflected in PNMR’s Corporate and Other segment. Additionally, the act resulted in an impairment of New Mexico net operating loss carryforwards, which after federal income tax benefit, amounted to $3.1 million. Of this amount, $2.1 million is reflected in PNM and $1.0 million is reflected in PNMR’s Corporate and Other segment. In accordance with GAAP, these impairments were recorded as additional income tax expense during the year ended December 31, 2014. The impairment of the New Mexico net operating loss carryforward is reflected as a valuation allowance against deferred tax assets. No such impairments occurred in prior years. TNMP had no such impairment.

The impairments of the New Mexico wind energy production tax credits discussed above are reflected as a valuation allowance against deferred tax assets. At December 31, 2014, PNMR had a total valuation allowance for these credits of $5.5 million. During the years ended December 31, 2014, 2013, and 2012, the valuation allowance for these credits increased by $0.9 million, $3.9 million, and $0.7 million. PNM and TNMP have no such valuation allowances.

In April 2013, the IRS issued Revenue Procedure 2013-24, which provides a safe harbor method of accounting that taxpayers may use to determine repair costs for electric generation property.  Adoption of the safe harbor method is elective for years ending on or after December 31, 2012.  On July 11, 2013, the IRS issued a directive that suspends most current examination activity related to generation repairs methodology for any company that is eligible for the safe harbor. PNM is evaluating the possible effects of adopting the safe harbor method and the ultimate outcome cannot be determined at this time although the effects are not expected to be material due to PNMR’s net operating loss carryforward position.

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

In 2013, the FASB issued Accounting Standards Update 2013-11, which requires entities to present liabilities for uncertain tax positions as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such carryforward could be used to offset those liabilities upon settlement.  The Company adopted the change for 2014.  Had the Company applied the update at December 31, 2013, the effect would have been decreases in net operating loss deferred tax assets of $19.9 million for PNMR, $11.2 million for PNM, and $6.8 million for TNMP, along with the elimination of the corresponding assets and liabilities associated with uncertain tax positions. There was no impact to earnings from adopting the update.

In June 2014, the Company settled the IRS examination of income tax years 2003 and 2005 through 2008. As a result of the settlement, the Company received net federal tax refunds of $2.0 million. The IRS examination resulted in the settlement of certain issues for which the Company had previously reflected liabilities related to uncertain tax positions. The settlement of the IRS examination, including the uncertain tax position matters, resulted in PNMR recording an income tax benefit of $0.2 million on a consolidated basis in the year ended December 31, 2014. PNM recorded an income tax expense of $1.1 million, TNMP reflected no impact, and an income tax benefit of $1.3 million was recorded in PNMR’s Corporate and Other segment.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

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
GAAP requires unrecognized prior service costs and unrecognized gains or losses to be recorded in AOCI and subsequently amortized. The amortization of these incurred costs is included as pension and postretirement benefit periodic cost or income in subsequent years. To the extent the amortization of these items will ultimately be recovered in future rates, PNM and TNMP record the costs as a regulatory asset or regulatory liability.
For the PNM Plans and TNMP Plans, the Company has in place a policy that defines the investment objectives, establishes performance goals of asset managers, and provides procedures for the manner in which investments are to be reviewed. The plans implement investment strategies to achieve the following objectives:

•
Maximize the return on assets, commensurate with the risk that the Corporate Investment Committee deems appropriate to meet the obligations of the pension plans and OPEB plans, minimize the volatility of expense, and account for contingencies

•	Transition asset mix over time to a higher proportion of high quality fixed income investments as the plans’ funded statuses improve
Management is responsible for the determination of the asset target mix and the expected rate of return. The target asset allocations are determined based on consultations with external investment advisors. The expected long-term rate of return on pension and postretirement plan assets is calculated on the market-related value of assets. GAAP requires that actual gains and losses on pension and postretirement plan assets be recognized in the market-related value of assets equally over a period of not more than five years, which reduces year-to-year volatility. For the PNM Plans and TNMP Plans, the market-related value of assets is equal to the prior year’s market related value of assets adjusted for contributions, benefit payments and investment gains and losses that are within a corridor of plus or minus 4.0% around the expected return on market value. Gains and losses that are outside the corridor are amortized over five years.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

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

	PNM Plan		TNMP Plan
	Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013
	(In thousands)
PBO at beginning of year	$599,537	$675,549	$66,159	$76,640
Service cost	—	—	—	—
Interest cost	30,163	28,142	3,193	3,087
Plan amendment	—	(6,346)	—	—
Actuarial (gain) loss	72,524	(56,533)	8,466	(7,820)
Benefits paid	(44,667)	(41,275)	(5,513)	(5,748)
PBO at end of year	657,557	599,537	72,305	66,159
Fair value of plan assets at beginning of year	556,353	518,095	66,118	66,540
Actual return on plan assets	76,223	19,533	8,572	4,326
Employer contributions	—	60,000	—	1,000
Benefits paid	(44,667)	(41,275)	(5,513)	(5,748)
Fair value of plan assets at end of year	587,909	556,353	69,177	66,118
Funded status – asset (liability) for pension benefits	$(69,648)	$(43,184)	$(3,128)	$(41)

Effective January 1, 2014, the PNM Pension Plan was amended to allow for all participants, terminating after the effective date, to elect a lump sum payment of benefits. This change is reflected in the above table as of December 31, 2013.

The following table presents pre-tax information about prior service cost and net actuarial (gain) loss in AOCI as of December 31, 2014.

	PNM Plan		TNMP Plan
	December 31, 2014		December 31, 2014
	Prior service cost	Net actuarial (gain) loss	Net actuarial (gain) loss
	(In thousands)
Amounts in AOCI not yet recognized in net periodic benefit cost (income) at beginning of year	$(2,665)	$139,256	$—
Experience loss (gain)	—	34,345	4,420
Regulatory asset (liability) adjustment	—	(19,920)	(4,420)
Amortization recognized in net periodic benefit cost (income)	405	(5,469)	—
Amounts in AOCI not yet recognized in net periodic benefit cost (income) at end of year	$(2,260)	$148,212	$—
Amortization expected to be recognized in 2015	$(405)	$6,224	$—

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

The following table presents the components of net periodic benefit cost (income):

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
PNM Plan
Service cost	$—	$—	$—
Interest cost	30,163	28,142	32,232
Expected return on plan assets	(38,044)	(41,930)	(41,301)
Amortization of net (gain) loss	13,020	14,840	10,516
Amortization of prior service cost	(965)	76	317
Net periodic benefit cost	$4,174	$1,128	$1,764
TNMP Plan
Service cost	$—	$—	$—
Interest cost	3,193	3,087	3,635
Expected return on plan assets	(4,526)	(4,849)	(5,324)
Amortization of net (gain) loss	665	1,049	462
Amortization of prior service cost	—	—	—
Net periodic benefit cost (income)	$(668)	$(713)	$(1,227)

The following significant weighted-average assumptions were used to determine the PBO and net periodic benefit cost (income). Should actual experience differ from actuarial assumptions, the PBO and net periodic benefit cost (income) would be affected.

	Year Ended December 31,
PNM Plan	2014	2013	2012
Discount rate for determining December 31 PBO	4.48%	5.27%	4.30%
Discount rate for determining net periodic benefit cost (income)	5.27%	4.30%	5.67%
Expected return on plan assets	7.20%	7.65%	8.25%
Rate of compensation increase	N/A	N/A	N/A
TNMP Plan
Discount rate for determining December 31 PBO	4.39%	5.06%	4.19%
Discount rate for determining net periodic benefit cost (income)	5.06%	4.19%	5.69%
Expected return on plan assets	7.20%	7.65%	8.25%
Rate of compensation increase	N/A	N/A	N/A
The assumed discount rate for determining the PBO was determined based on a review of long-term high-grade bonds and management’s expectations. Changes in discount rates resulted in an increase in the PNM PBO of $50.6 million at December 31, 2014 and a decrease of $60.9 million at December 31, 2013. Changes in discount rates resulted in an increase in the TNMP PBO of $5.1 million at December 31, 2014 and a decrease of $6.4 million at December 31, 2013. Changes in demographic experience resulted in actuarial losses in the PNM PBO of $0.2 million and $4.4 million at December 31, 2014 and 2013. Changes in demographic experience resulted in actuarial gains in the TNMP PBO of $0.4 million at December 31, 2014 and $1.4 million at December 31, 2013. Changes in other assumptions and experience resulted in actuarial gains in the PNM PBO of $0.2 million at December 31, 2014 and less than $0.1 million at December 31, 2013. Changes in other assumptions and experience resulted in actuarial losses in the TNMP PBO of $1.3 million and less than $0.1 million at December 31, 2014 and 2013. These changes are reflected as actuarial (gain) loss above.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

In late 2014, the Society of Actuaries issued revised mortality tables that include changes in assumptions to reflect increased life expectancy and the corresponding decrease in mortality rates.  This change impacts the Company’s pension plans, as the mortality assumptions are used as the basis for stating the pension obligation in financial statements, determining funding requirements, and making minimum lump-sum calculations.  The actuarial valuation performed as of December 31, 2014 incorporated the impacts of the revised mortality tables.  Utilizing the revised mortality tables increased the PNM PBO by $21.9 million and the TNMP PBO by $2.5 million, which are reflected as the actuarial losses above.
The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the PBO. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. If all other factors were to remain unchanged, a 1% decrease in the expected long-term rate of return would cause PNM’s and TNMP’s 2015 net periodic cost to increase $5.8 million and $0.6 million (analogous changes would result from a 1% increase). The actual rate of return for the PNM and TNMP pension plans was 14.3% and 13.5% for the year ended December 31, 2014.

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

The following pension benefit payments are expected to be paid:

	PNM Plan	TNMP Plan
	(In thousands)
2015	$53,472	$5,997
2016	53,468	5,667
2017	51,241	5,351
2018	49,640	5,585
2019	48,560	5,188
2020 – 2024	213,759	23,600
Due to declines during the recent recession in the general price levels of marketable equity securities held by the pension plans, PNM and TNMP have been making contributions to the pension plans since 2010. In January 2015, the Company made a contribution of to the PNM pension plan of $30.0 million. The Company does not anticipate making any additional contributions to the pension plans in 2015. Based on current law, including recent amendments to funding requirements, and estimates of portfolio performance, contributions to the pension plan trust for 2016-2019 are estimated to total $22.0 million for PNM and none for TNMP. These anticipated contributions were developed using current funding assumptions with discount rates of 4.8% to 5.5%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

Other Postretirement Benefit Plans
For postretirement benefit plans, the APBO is the actuarial present value of all future benefits attributed under the terms of the postretirement benefit plan to employee service rendered to date.
The following table presents information about the APBO, the fair value of plan assets, and the funded status of the plans:

	PNM Plan		TNMP Plan
	Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013
	(In thousands)
APBO at beginning of year	$92,165	$99,613	$12,266	$13,678
Service cost	181	260	237	299
Interest cost	4,630	4,113	619	566
Participant contributions	2,582	2,537	366	373
Actuarial (gain) loss	4,455	(4,566)	1,639	(1,080)
Benefits paid	(8,838)	(9,792)	(1,057)	(1,570)
APBO at end of year	95,175	92,165	14,070	12,266
Fair value of plan assets at beginning of year	73,565	64,464	9,601	8,643
Actual return on plan assets	7,334	12,780	841	1,813
Employer contributions	3,532	3,576	343	342
Participant contributions	2,582	2,537	366	373
Benefits paid	(8,838)	(9,792)	(1,057)	(1,570)
Fair value of plan assets at end of year	78,175	73,565	10,094	9,601
Funded status – asset (liability)	$(17,000)	$(18,600)	$(3,976)	$(2,665)

In the year ended December 31, 2014, actuarial losses of $2.8 million and $1.3 million were recorded in regulatory assets for the PNM Plan and TNMP Plan. There were no prior service costs recorded for the year ended December 31, 2014.
The following table presents the components of net periodic benefit cost:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
PNM Plan
Service cost	$181	$260	$217
Interest cost	4,630	4,113	5,293
Expected return on plan assets	(5,638)	(5,043)	(4,901)
Amortization of net (gain) loss	2,225	4,242	3,888
Amortization of prior service credit	(1,343)	(1,343)	(1,343)
Net periodic benefit cost	$55	$2,229	$3,154
TNMP Plan
Service cost	$237	$299	$244
Interest cost	619	566	624
Expected return on plan assets	(534)	(503)	(516)
Amortization of net (gain) loss	(122)	—	(209)
Amortization of prior service cost	32	57	57
Net periodic benefit cost	$232	$419	$200

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

The following significant weighted-average assumptions were used to determine the APBO and net periodic benefit cost. Should actual experience differ from actuarial assumptions, the APBO and net periodic benefit cost would be affected.

	Year Ended December 31,
PNM Plan	2014	2013	2012
Discount rate for determining December 31 APBO	4.45%	5.21%	4.26%
Discount rate for determining net periodic benefit cost	5.21%	4.26%	5.70%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	N/A	N/A	N/A
TNMP Plan
Discount rate for determining December 31 APBO	4.45%	5.21%	4.26%
Discount rate for determining net periodic benefit cost	5.21%	4.26%	5.70%
Expected return on plan assets	6.50%	6.50%	6.50%
Rate of compensation increase	N/A	N/A	N/A
The assumed discount rate for determining the APBO was determined based on a review of long-term high-grade bonds and management’s expectations. Changes in the discount rates resulted in an increase in the PNM APBO of $6.7 million at December 31, 2014 and a decrease of $8.8 million at December 31, 2013. Changes in discount rates resulted in an increase in the TNMP APBO of $1.1 million at December 31, 2014 and a decrease of $1.3 million at December 31, 2013. Changes in claims, contributions, medical trends, and demographic experience resulted in an actuarial gain in the PNM plan of $5.4 million at December 31, 2014 and an actuarial loss of $4.2 million at December 31, 2013. Changes in claims, contributions, and demographic experience resulted in actuarial losses in the TNMP plan of less than $0.1 million at December 31, 2014 and $0.2 million at December 31, 2013. These changes are reflected as actuarial (gain) loss above.
The actuarial valuation performed as of December 31, 2014 incorporated the impacts of the revised mortality tables discussed above.  Utilizing the revised mortality tables increased the PNM APBO by $3.2 million and the TNMP APBO by $0.5 million, which are reflected as actuarial losses above.
The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the APBO. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates), and current and target asset allocations between asset categories. If all other factors were to remain unchanged, a 1% decrease in the expected long-term rate of return would cause PNM’s and TNMP’s 2015 postretirement benefit cost to increase $0.7 million and $0.1 million (analogous changes would result from a 1% increase). The actual rate of return for the PNM and TNMP postretirement benefit plans was 10.2% and 8.9% for the year ended December 31, 2014.
The following table shows the assumed health care cost trend rates for the PNM postretirement benefit plan:

	PNM Plan
	December 31,
	2014	2013
Health care cost trend rate assumed for next year	7.0%	7.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2023	2019

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

The following table shows the impact of a one-percentage-point change in assumed health care cost trend rates:

	PNM Plan
	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(In thousands)
Effect on total of service and interest cost	$350	$(281)
Effect on APBO	$5,305	$(4,622)
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
The following other postretirement benefit payments, which reflect expected future service, are expected to be paid:

	PNM Plan	TNMP Plan
	(In thousands)
2015	$6,560	$801
2016	6,635	822
2017	6,718	838
2018	6,875	860
2019	6,950	882
2020 - 2024	34,585	4,717
PNM expects to make contributions to the PNM postretirement benefit plan totaling $3.5 million in 2015 and $14.0 million for 2016-2019. TNMP expects to make contributions to the TNMP postretirement benefit plan totaling $0.3 million in 2015 and $1.4 million for 2016-2019 .
Executive Retirement Programs
For the executive retirement programs, the following table presents information about the PBO and funded status of the plans:

	PNM Plan		TNMP Plan
	Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013
	(In thousands)
PBO at beginning of year	$16,363	$17,467	$823	$902
Service cost	—	—	—	—
Interest cost	822	720	39	36
Actuarial (gain) loss	2,040	(330)	110	(21)
Benefits paid	(1,495)	(1,494)	(94)	(94)
PBO at end of year – funded status	17,730	16,363	878	823
Less current liability	1,528	1,536	94	94
Non-current liability	$16,202	$14,827	$784	$729

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

The following table presents pre-tax information about net actuarial loss in AOCI as of December 31, 2014.

	December 31, 2014
	PNM Plan	TNMP Plan
	(In thousands)
Amount in AOCI not yet recognized in net periodic benefit cost at beginning of year	$1,833	$—
Experience loss (gain)	2,040	(110)
Regulatory asset (liability) adjustment	(1,183)	110
Amortization recognized in net periodic benefit cost (income)	(88)	—
Amount in AOCI not yet recognized in net periodic benefit cost at end of year	$2,602	$—
Amortization expected to be recognized in 2015	$136	$—
The following table presents the components of net periodic benefit:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
PNM Plan
Service cost	$—	$—	$—
Interest cost	822	720	876
Amortization of net (gain) loss	210	232	83
Amortization of prior service cost	—	—	—
Net periodic benefit cost	$1,032	$952	$959
TNMP Plan
Service cost	$—	$—	$—
Interest cost	39	36	45
Amortization of net (gain) loss	—	—	—
Amortization of prior service cost	—	—	—
Net periodic benefit cost	$39	$36	$45
The following significant weighted-average assumptions were used to determine the PBO and net periodic benefit cost. Should actual experience differ from actuarial assumptions, the PBO and net periodic benefit cost would be affected.

	Year Ended December 31,
PNM Plan	2014	2013	2012
Discount rate for determining December 31 PBO	4.48%	5.27%	4.30%
Discount rate for determining net periodic benefit cost	5.27%	4.30%	5.67%
Long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
TNMP Plan
Discount rate for determining December 31 PBO	4.39%	5.06%	4.19%
Discount rate for determining net periodic benefit cost	5.06%	4.19%	5.69%
Long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A

The assumed discount rate for determining the PBO was determined based on a review of long-term high-grade bonds and management’s expectations. The impacts of changes in assumptions or experience were not significant.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

The following executive retirement plan payments, which reflect expected future service, are expected:

	PNM Plan	TNMP Plan
	(In thousands)
2015	$1,528	$93
2016	1,510	92
2017	1,490	91
2018	1,468	89
2019	1,445	86
2020 – 2024	6,722	384
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
A summary of expenses for these other retirement plans is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
PNMR
401(k) plan	$16,703	$16,785	$16,185
Non-qualified plan	$2,257	$2,204	$1,491
PNM
401(k) plan	$12,745	$12,952	$12,427
Non-qualified plan	$1,722	$1,691	$1,143
TNMP
401(k) plan	$3,958	$3,953	$3,739
Non-qualified plan	$535	$513	$327

(13)	Stock-Based Compensation Plans
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

Performance Equity Plan

The PEP provides for the granting of non-qualified stock options, restricted stock rights, performance shares, performance units, and stock appreciation rights to officers, key employees, and non-employee board members. Restricted stock under the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

PEP refers to awards of stock subject to vesting, performance, or market conditions rather than to shares with contractual post-vesting restrictions. Generally, the awards vest ratably over three years from the grant date of the award. However, certain awards with performance or market conditions vest upon satisfaction of those conditions. In addition, plan provisions provide that upon retirement, participants become 100% vested in certain stock awards. The total number of shares of PNMR common stock subject to all awards under the PEP, as approved by PNMR’s shareholders in May 2014, may not exceed 13.5 million shares, subject to adjustment and certain share counting rules set forth in the PEP. This current share pool is charged five shares for each share subject to restricted stock or other full value award. Re-pricing of stock options is prohibited unless specific shareholder approval is obtained.
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
In June 2014, the FASB issued Accounting Standards Update 2014-12 – Compensation – Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in estimating the grant date fair value of the award. The FASB issued ASU 2012-12 to eliminate diversity in practice. The Company currently treats the performance targets covered by the standard as performance conditions, so this ASU has no impact on the Company.
Total compensation expense for stock-based payment arrangements recognized by PNMR for the years ended December 31, 2014, 2013, and 2012 was $5.9 million, $5.3 million, and $3.6 million. Stock compensation expense of $4.2 million, $3.8 million, and $2.7 million was charged to PNM and $1.7 million, $1.5 million, and $1.0 million was charged to TNMP.

PNMR receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options, and a tax deduction for the value of restricted stock at the vesting date.
At December 31, 2014, PNMR had unrecognized compensation expense of $4.7 million related to restricted stock and performance-based shares and $1.8 million related to market-based shares, which are expected to be recognized over an average of 1.8 years.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

The following table summarizes the weighted-average assumptions used to determine the awards grant date fair value:

	Year Ended December 31,
Restricted Shares and Performance-Based Shares	2014	2013	2012
Expected quarterly dividends per share	$0.185	$0.165	$0.145
Risk-free interest rate	0.62%	0.34%	1.22%

Market-Based Shares
Dividend yield	2.82%	2.86%	3.45%
Expected volatility	25.11%	25.11%	43.98%
Risk-free interest rate	0.64%	0.36%	1.04%
The following table summarizes activity in restricted stock awards, including performance-based and market-based shares, and stock options:

	Restricted Stock		Stock Options
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	315,305	$17.87	1,343,666	$20.63
Granted	242,164	$21.27	—	$—
Exercised	(295,423)	$16.70	(345,426)	$20.04
Forfeited	(3,276)	$22.46	(17,151)	$26.43
Expired	—	—	(60,584)	$27.98
Outstanding at December 31, 2014	258,770	$22.31	920,505	$20.39

Included as restricted stock granted and exercised above are 112,864 shares that were based upon achieving performance or market targets for 2013. The Board approved these shares in February 2014 (based upon achieving market targets, weighted at 60%, at maximum levels, and performance targets, weighted at 40%, at below threshold levels for 2011 through 2013 performance period.

As of December 31, 2014, PNMR’s stock-based compensation program provides for performance and market targets through 2016. Excluded from the above table are 179,845 shares approved by the Board in February 2015 (based upon achieving market targets, weighted at 60%, at target levels and performance targets, weighted at 40%, at maximum levels for the 2012 through 2014 performance period), as well as maximums of 179,811 and 163,152 shares for the three-year performance periods ending in 2015 and 2016 that would be awarded if all performance and market criteria are achieved at maximum levels and all executives remain eligible.

In March 2012, the Company entered into a retention award agreement with its Chairman, President, and Chief Executive Officer under which she would receive 135,000 shares of PNMR’s common stock if PNMR meets specific market targets at the end of 2016 and she remains an employee of the Company. Under the agreement, she would receive 35,000 of the total shares if PNMR achieved specific market targets at the end of 2014. The specified market target was achieved at the end of 2014 and the Board approved her receiving the 35,000 shares in February 2015. The retention award was made under the PEP and was approved by the Board on February 28, 2012. The above table does not include any restricted stock shares under this retention award agreement.

Effective as of January 1, 2015, the Company entered into a retention award agreement with its Executive Vice President and Chief Financial Officer under which he would receive awards of restricted stock if PNMR meets specific performance targets at the end of 2016 and 2017 and he remains an employee of the Company. If PNMR achieves the specific performance target for

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

the period from January 1, 2015 through December 31, 2016, he would receive $100,000 of PNMR common stock based on the market value per share on the grant date in early 2017. Similarly, if PNMR achieves the specific performance target for the period from January 1, 2015 through December 31, 2017, he would receive $275,000 of PNMR common stock based on the market value per share on the grant date in early 2018. If the target for the first performance period is not met, but the target for the second performance period is met, he would receive both awards, less any amount received previously under the agreement. The retention award was made under the PEP and was approved by the Board on December 9, 2014. The above table does not include any restricted stock shares under this retention award agreement.

At December 31, 2014, the aggregate intrinsic value of stock options outstanding, all of which are exercisable, was $8.9 million with a weighted-average remaining contract life of 2.83 years. At December 31, 2014, the exercise price of 254,050 outstanding stock options is greater than the closing price of PNMR common stock on that date; therefore those options have no intrinsic value.
The following table provides additional information concerning stock options, and restricted stock activity including performance-based and market-based shares:

	Year Ended December 31,
Restricted Stock	2014	2013	2012
Weighted-average grant date fair value	$21.27	$20.03	$16.75
Total fair value of restricted shares that vested (in thousands)	$4,933	$4,395	$5,099

Stock Options
Weighted-average grant date fair value of options granted	$—	$—	$—
Total fair value of options that vested (in thousands)	$—	$625	$1,054
Total intrinsic value of options exercised (in thousands)	$2,473	$2,721	$6,356

(14)	Construction Program and Jointly-Owned Electric Generating Plants
PNM is a participant in several jointly-owned power plant projects. The primary operating or participation agreements for the joint projects expire in July 2016 for Four Corners, July 2022 for SJGS, December 2046 for Luna, and November 2047 for PVNGS.
PNM’s expenditures for additions to utility plant were $316.8 million in 2014, including expenditures on jointly-owned projects. TNMP does not participate in the ownership or operation of any generating plants, but incurred expenditures for additions to utility plant of $127.2 million during 2014. On a consolidated basis, PNMR’s expenditures for additions to utility plant were $460.7 million in 2014.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

At December 31, 2014, PNM’s interests and investments in jointly-owned generating facilities are:

Station (Fuel Type)	Plant in Service	Accumulated Depreciation	Construction Work in Progress	Composite Interest
	(In thousands)
SJGS (Coal)	$1,009,378	$(423,364)	$25,551	46.30%
PVNGS (Nuclear) (1)	$533,702	$(152,273)	$42,334	10.20%
Four Corners Units 4 and 5 (Coal)	$162,111	$(101,007)	$8,253	13.00%
Luna (Gas)	$66,169	$(20,297)	$(136)	33.33%

(1)	Includes interest in PVNGS Unit 3, interest in common facilities for all PVNGS units, and owned interests in PVNGS Units 1 and 2.
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
Four Corners Power Plant
PNM is a participant in two units of Four Corners with APS (the operating agent), EPE, SRP, and Tucson. PNM has a 13.0% undivided interest in Units 4 and 5 of Four Corners. The Four Corners plant site is leased from the Navajo Nation and is also subject to an easement from the federal government. APS, on behalf of the Four Corners participants, negotiated amendments to an existing facility lease with the Navajo Nation, which extends the Four Corners leasehold interest from 2016 to 2041. The Navajo Nation approved these amendments in March 2011. The effectiveness of the amendments also requires the approval of the DOI, as does a related federal rights-of-way grant, which the Four Corners participants are pursuing. A federal environmental review is underway as part of the DOI review process. In addition, installation of SCR control technology at Four Corners requires a PSD permit, which APS received in December 2014.  PNM cannot predict whether the federal approvals will be granted, and if so on a timely basis, or whether any conditions that may be attached to them will be acceptable to PNM and the other Four Corners owners. See Note 16 for additional information about Four Corners.
Luna Energy Facility
Luna is a combined-cycle power plant near Deming, New Mexico. Luna is owned equally by PNM, Tucson, and Samchully Power & Utilities 1, LLC. The operation and maintenance of the facility has been contracted to North American Energy Services.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

Construction Program
The Company anticipates making substantial capital expenditures for the construction and acquisition of utility plant and other property and equipment. An unaudited summary of the budgeted construction expenditures, including expenditures for jointly-owned projects, and nuclear fuel, is as follows:

	2015	2016	2017	2018	2019	Total
			(In millions)
PNM	$423.9	$402.3	$334.8	$180.6	$260.3	$1,601.9
TNMP	121.3	92.8	93.3	105.9	105.0	518.3
Corporate and Other	24.0	19.3	15.4	13.7	14.7	87.1
Total PNMR	$569.2	$514.4	$443.5	$300.2	$380.0	$2,207.3

The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include estimated amounts of $70.7 million related to environmental upgrades at SJGS to address regional haze and $268.4 million related to the identified sources of replacement capacity under the revised plan for compliance described in Note 16. The above construction expenditures also include additional renewable resources anticipated to be required to meet the RPS, additional peaking resources needed to meet needs outlined in PNM’s current IRP, environmental upgrades at Four Corners estimated to be $80.0 million, the purchase of the leased portion of the EIP, and the purchase of the assets underlying three of the PVNGS Unit 2 leases at the expiration of those leases.

(15)	Asset Retirement Obligations
AROs are recorded based on the determination of underlying assumptions, such as discount rates, estimates of the future costs for decommissioning, and the timing of the removal activities to be performed. Any changes in these assumptions underlying the required calculations may require revisions to the estimated AROs when identified. A reconciliation of the ARO liability is as follows:

	PNMR	PNM	TNMP
	(In thousands)
Liability at December 31, 2011	$79,233	$78,425	$699
Liabilities incurred	—	—	—
Liabilities settled	(25)	—	(25)
Accretion expense	6,685	6,617	58
Liability at December 31, 2012	85,893	85,042	732
Liabilities incurred	—	—	—
Liabilities settled	(79)	(67)	(12)
Accretion expense	7,245	7,174	62
Revisions to estimated cash flows(1)	3,076	3,076	—
Liability at December 31, 2013	96,135	95,225	782
Liabilities incurred	—	—	—
Liabilities settled	—	—	—
Accretion expense	7,984	7,906	66
Revisions to estimated cash flows	51	51	—
Liability at December 31, 2014	$104,170	$103,182	$848

(1)
Based on studies to estimate the amount and timing of future ARO expenditures. PNM has an ARO for PVNGS that includes the obligations for nuclear decommissioning of that facility. In 2013, a new decommissioning study for PVNGS

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

was implemented reflecting updated cash flow estimates, including the extended operating licenses. The new study resulted in an increase of $0.5 million to the ARO. In addition, a new decommissioning study for SJGS was implemented in 2013, resulting in a $2.5 million increase to the ARO.

(16)	Commitments and Contingencies

Overview
There are various claims and lawsuits pending against the Company. The Company also is subject to federal, state, and local environmental laws and regulations and periodically participates in the investigation and remediation of various sites. In addition, the Company occasionally enters into financial commitments in connection with its business operations. Also, the Company is involved in various legal and regulatory (Note 17) proceedings in the normal course of its business. It is not possible at this time for the Company to determine fully the effect of all litigation and other legal and regulatory proceedings on its financial position, results of operations, or cash flows.
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

Commitments and Contingencies Related to the Environment

PVNGS Decommissioning Funding

PNM has a program for funding its share of decommissioning costs for PVNGS, including portions held under leases. The nuclear decommissioning funding program is invested in equities and fixed income instruments in qualified and non-qualified trusts. PNM funded $4.9 million, $4.9 million, and $2.6 million for the years ended December 31, 2014, 2013, and 2012 into the qualified and non-qualified trust funds. The estimated market value of the trusts at December 31, 2014 and 2013 was $244.6 million and $222.5 million.

Nuclear Spent Fuel and Waste Disposal

Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE that require the DOE to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE announced that it would not be able to open the repository by 1998 and sought to excuse its performance of these requirements. In November 1997, the D.C. Circuit issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and the DOE’s delay, a number of utilities, including APS (on behalf of itself and the other PVNGS owners, including PNM), filed damages actions against the DOE in the Court of Federal Claims. In 2010, the court ordered an award to the PVNGS owners for their damages claim for costs incurred through December 2006. APS filed a subsequent lawsuit, on behalf of itself and the other PVNGS owners, against DOE in the Court of Federal Claims on December 19, 2012. The lawsuit alleged that from January 1, 2007 through June 30, 2011, additional damages were incurred due to DOE’s continuing failure to remove spent nuclear fuel and high level waste from PVNGS. APS and DOE entered into a settlement agreement, and on October 7, 2014, APS received a settlement payment of $57.4 million for costs paid through June 30, 2011, for DOE’s failure to accept spent nuclear fuel generated at PVNGS. PNM’s share of the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

settlement is $5.9 million, substantially all of which is credited back to PNM’s customers. The settlement agreement also establishes a process for the payment of subsequent claims through December 30, 2016. Under the settlement agreement, APS must submit claims annually for payment of allowable costs. On October 31, 2014, APS submitted a $42.5 million claim for costs paid between July 1, 2011, and June 30, 2014. PNM’s share of the settlement would amount to $4.3 million, will be recorded when a final determination of the claim is made, which is anticipated to be in March 2015, and would primarily be credited back to PNM’s customers. The settlement agreement terminates upon payment of costs paid through December 31, 2016, unless extended by mutual written agreement.

PNM estimates that it will incur approximately $58.0 million (in 2013 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a component of fuel expense as the fuel is consumed. At December 31, 2014 and 2013, PNM had a liability for interim storage costs of $12.3 million and $11.9 million included in other deferred credits.

On June 8, 2012, the D.C. Circuit issued its decision on a challenge by several states and environmental groups of the NRC’s rulemaking regarding temporary storage and permanent disposal of high level nuclear waste and spent nuclear fuel.  The petitioners had challenged the NRC’s 2010 update to the agency’s Waste Confidence Decision and temporary storage rule (“Waste Confidence Decision”).

The D.C. Circuit found that the Waste Confidence Decision update constituted a major federal action, which, consistent with NEPA, requires either an environmental impact statement or a finding of no significant impact from the NRC’s actions.  The D.C. Circuit found that the NRC’s evaluation of the environmental risks from spent nuclear fuel was deficient, and therefore remanded the Waste Confidence Decision update for further action consistent with NEPA.

On September 6, 2012, the NRC commissioners issued a directive to the NRC staff to proceed with development of a generic EIS to support an updated Waste Confidence Decision.  The NRC commissioners also directed the staff to establish a schedule to publish a final rule and environmental impact study within 24 months of September 6, 2012.

In September 2013, the NRC issued its draft generic EIS to support an updated Waste Confidence Decision. On August 26, 2014, the NRC approved a final rule on the environmental effects of continued storage of spent nuclear fuel. The continued storage rule adopted the findings of the generic EIS regarding the environmental impacts of storing spent fuel at any reactor site after the reactor’s licensed period of operations. As a result, those generic impacts do not need to be re-analyzed in the environmental reviews for individual licenses. Although PVNGS had not been involved in any licensing actions affected by the D.C. Circuit’s June 8, 2012, decision, the NRC lifted its suspension on final licensing actions on all nuclear power plant licenses and renewals that went into effect when the D.C. Circuit issued its June 2012 decision. The August 2014 final rule has been subject to continuing legal challenges before the NRC and the United States Court of Appeals.

PVNGS has sufficient capacity at its on-site ISFSI to store all of the nuclear fuel that will be irradiated during the initial operating license period, which ends in December 2027.  Additionally, PVNGS has sufficient capacity at its on-site ISFSI to store a portion of the fuel that will be irradiated during the period of extended operation, which ends in November 2047.  If uncertainties regarding the United States government’s obligation to accept and store spent fuel are not favorably resolved, APS will evaluate alternative storage solutions that may obviate the need to expand the ISFSI to accommodate all of the fuel that will be irradiated during the period of extended operation.

In 2011, the National Association of Regulatory Utility Commissioners and the Nuclear Energy Institute challenged DOE’s 2010 determination of the adequacy of the one tenth of a cent per KWh fee (the “one-mill fee”) paid by the nation’s commercial nuclear power plant owners pursuant to their individual contracts with the DOE. In June 2012, the D.C. Circuit held that DOE failed to conduct a sufficient fee analysis in making the 2010 determination. The D.C. Circuit remanded the 2010 determination to the DOE with instructions to conduct a new fee adequacy determination within six months. In February 2013, upon completion of DOE’s revised one-mill fee adequacy determination, the court reopened the proceedings. On November 19, 2013, the D.C. Circuit ordered the DOE to notify Congress of DOE’s intention to suspend collecting annual fees for nuclear waste disposal from nuclear power plant operators. On January 3, 2014, the DOE notified Congress of its intention to suspend collection of the one-mill fee, subject to Congress’ disapproval. On May 16, 2014, the DOE adjusted the fee to zero. In 2013, the one-mill fee for PNM’s share of the output from all three units at PVNGS amounted to $3.0 million. The fee applicable to PVNGS Units 1 and

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

2 is being recovered by PNM in its retail rates. PNM anticipates challenges to this action and is unable to predict its ultimate outcome.

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

SJGS
BART Determination Process – SJGS is a source that is subject to the statutory obligations of the CAA to reduce visibility impacts. The State of New Mexico submitted its SIP on the regional haze and interstate transport elements of the visibility rules for review by EPA in June 2011. The SIP found that BART to reduce NOx emissions from SJGS is selective non-catalytic reduction technology (“SNCR”). Nevertheless, in August 2011, EPA published its FIP, stating that it was required to do so by virtue of a consent decree it had entered into with an environmental group in litigation concerning the interstate transport requirements of the CAA. The FIP included a regional haze BART determination for SJGS that required installation of selective catalytic reduction technology (“SCR”) on all four units by September 21, 2016. In November 2012, EPA approved all components of the SIP, except for the NOx BART determination for SJGS, which continued to be subject to the FIP.

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

During 2012 and early 2013, PNM, as the operating agent for SJGS, engaged in discussions with NMED and EPA regarding an alternative to the FIP and SIP. Following approval by a majority of the other SJGS owners, PNM, NMED, and EPA agreed on February 15, 2013 to pursue a revised BART path to comply with federal visibility rules at SJGS. The terms of the non-binding agreement would result in the retirement of SJGS Units 2 and 3 by the end of 2017 and the installation of SNCRs on Units 1 and 4 by the later of January 31, 2016 or 15 months after EPA approval of a revised SIP.

In accordance with the revised plan, PNM submitted a new BART analysis to NMED on April 1, 2013, reflecting the terms of the non-binding agreement. NMED developed a RSIP and submitted it to the EIB for approval in May 2013. The EIB approved the RSIP in September 2013 and it was submitted to EPA for approval in October 2013. Final rules approving the RSIP and withdrawing the FIP were published in the Federal Register on October 9, 2014 and became effective on November 10, 2014.

Conversion of SJGS Units 1 and 4 to balanced draft technology (“BDT”) is included with the installation of SNCRs in the RSIP. The requirement to install BDT was made binding and enforceable in the NSR permit that accompanied the RSIP submitted to the EPA. EPA’s rule approving the RSIP specifically references the NSR permit by including a condition that requires “modification of the fan systems on Units 1 and 4 to achieve ‘balanced’ draft configuration ….”

Implementation Activities – Due to the compliance deadline set forth in the FIP, PNM took steps to commence installation of SCRs at SJGS. In October 2012, PNM entered into a contract with an engineering, procurement, and construction contractor to install SCRs on behalf of the SJGS owners. At the time PNM entered into the contract, PNM estimated the total cost to install SCRs on all four units of SJGS to be between approximately $824 million and $910 million. The costs for the project to install

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

SCRs would encompass installation of BDT equipment to comply with the NAAQS requirements described below. The construction contract was terminated in December 2014 following approval of the RSIP by EPA.

Also, PNM had previously indicated it estimated the cost of SNCRs on all four units of SJGS to be between approximately $85 million and $90 million based on a conceptual design study. Along with the SNCR installation, additional BDT equipment would be required to be installed to meet the NAAQS requirements described below, the cost of which had been estimated to total between approximately $105 million and $110 million for all four units of SJGS.

The above estimates include gross receipts taxes, AFUDC, and other PNM costs. Based upon its current SJGS ownership interest, PNM’s share of the costs described above would be about 46.3%.

Following the February 2013 development of the alternative BART compliance plan, PNM began taking steps to prepare for the potential installation of SNCR and BDT equipment on Units 1 and 4 due to the long lead times on certain equipment purchases. In May 2013, PNM entered into an equipment and related services contract with a technology provider. In July 2014, PNM entered into a contract for management of the construction and in September 2014 entered into a construction and procurement contract.

NMPRC Filing – On December 20, 2013, PNM made a filing with the NMPRC requesting certain approvals necessary to effectuate the RSIP. In this filing, PNM requested:

•	Permission to retire SJGS Units 2 and 3 at December 31, 2017 and to recover over 20 years their net book value at that date along with a regulated return on those costs

•	A CCN to include PNM’s ownership of PVNGS Unit 3, amounting to 134 MW, as a resource to serve New Mexico retail customers at a proposed value of $2,500 per KW, effective January 1, 2018

•	An order allowing cost recovery for PNM’s share of the installation of SNCR and BDT equipment to comply with NAAQS requirements on SJGS Units 1 and 4, not to exceed a total cost of $82 million

•
A CCN for an exchange of capacity out of SJGS Unit 3 and into SJGS Unit 4, resulting in ownership of an additional 78 MW in Unit 4 for PNM; the net impact of this exchange and the retirement of Units 2 and 3 would have been a reduction of 340 MW in PNM’s ownership of SJGS

The December 20, 2013 NMPRC filing identified a new 177 MW natural gas fired generation source and 40 MW of new utility-scale solar PV generation to replace a portion of PNM’s share of the reduction in generating capacity due to the retirement of SJGS Units 2 and 3. PNM received approval to construct the 40 MW of solar PV facilities in its 2015 Renewable Energy Plan. See Note 17. Specific approvals to acquire the gas facility and the treatment of associated costs will be made in future filings. PNM estimates the cost of these identified resources would be approximately $268.4 million. These amounts are included in PNM’s current construction expenditure forecast although approval of the plan remains subject to numerous conditions. Although operating costs would be reduced due to the retirement of SJGS Units 2 and 3, the operating costs for SJGS Units 1 and 4 would increase with the installation of SNCR and BDT equipment.

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
On October 1, 2014, PNM, the staff of the NMPRC, the NMAG, New Mexico Independent Power Producers, Western Resource Advocates, and Renewable Energy Industries Association of New Mexico filed a stipulation with the NMPRC. NMIEC subsequently joined the agreement. New Mexico Independent Power Producers, Western Resource Advocates, and Renewable Energy Industries Association of New Mexico have since withdrawn support of the stipulation. Statements of opposition were filed by other intervenors.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

Under the terms of the stipulation, PNM:

•	Would be authorized to abandon SJGS Units 2 and 3 effective December 31, 2017

•
Would be granted a CCN for an additional 132 MW of SJGS Unit 4 capacity as of January 1, 2018 with a rate base value of $26 million plus any reasonable and prudent investments made in Unit 4 prior to that date; PNM would reduce its carrying value of SJGS Unit 3 by this $26 million

•
Would recover 50% of the estimated $231 million undepreciated value in SJGS Units 2 and 3 at December 31, 2017; recovery would be over a twenty year period and would include a return on the unrecovered amount at PNM’s WACC; at December 31, 2014, PNM’s net book value of its current ownership share of SJGS Units 2 and 3 was approximately $282 million

•
Would be granted a CCN for 134 MW of PVNGS Unit 3 at a January 1, 2018 value of $221.1 million ($1,650 per KW); PNM’s ownership share of PVNGS would also be subject to a capacity factor performance threshold of 75% for a seven year period beginning January 1, 2018; subject to certain exceptions, if the capacity factor is not achieved in any year, PNM would refund the cost of replacement power through its FPPAC; at December 31, 2014, PNM’s net book value of PVNGS Unit 3 was approximately $144 million

•	Would file for recovery of its reasonable and prudent costs of installation of the SNCR and BDT equipment requirements at SJGS Units 1 and 4 up to $90.6 million

•
Would not be allowed to recover a total of approximately $20 million of increased operations and maintenance costs associated with the agreement reached with the remaining SJGS participants, additional fuel handling expenses, and certain other costs incurred in efforts to comply with the CAA

A public hearing in the NMPRC case was held in January 2015. In connection with the hearing, PNM filed testimony indicating that:

•	PNM would not acquire the 65 MW of capacity in SJGS Unit 4 that was no longer anticipated to be acquired by the City of Farmington, as discussed under SJGS Ownership Restructuring Matters below

•	PNM would not enter into a coal supply agreement for SJGS that extends beyond 2022 without NMPRC approval

•	PNM would have an ownership restructuring agreement for SJGS in place by May 1, 2015
PNM expects a decision from the NMPRC in the second quarter of 2015. PNM is unable to predict if the NMPRC will approve the stipulation. If the stipulation is approved as filed, PNM anticipates it would incur a regulatory disallowance that would include the write-off of 50% of the undepreciated investment in SJGS Units 2 and 3, an offset to the regulatory disallowance to reflect including the investment in PVNGS Unit 3 in the ratemaking process at the stipulated value, and other impacts of the stipulation. Although PNM would record the regulatory disallowance upon approval by the NMPRC, the amount of the disallowance would be dependent on the provisions of the NMPRC’s final order, as well as PNM’s projections of the December 31, 2017 net book values of SJGS Units 2 and 3 and PVNGS Unit 3. The amount initially recorded would be subject to adjustment to reflect changes in the projected December 31, 2017 net book values of the plants. Based on the provisions of the stipulation as filed and PNM’s current projection of December 31, 2017 book values, PNM estimates the net pre-tax regulatory disallowance would be between $60 million and $70 million.

SJGS Ownership Restructuring Matters – SJGS is jointly owned by PNM and eight other entities, including three participants that operate in the State of California. Furthermore, each participant does not have the same ownership interest in each unit. The SJPPA that governs the operation of SJGS expires on July 1, 2022 and the contract with SJCC to supply the coal requirements of the plant expires on December 31, 2017. The California participants have indicated that, under California law, they may be prohibited from making significant capital improvements to SJGS. The California participants have stated they would be unable to fully fund the construction of either SCRs or SNCRs at SJGS and have expressed the intent to exit their ownership in SJGS no later than the expiration of the current SJPPA. One other participant also expressed a similar intent to exit ownership in the plant. The participants intending to exit ownership in SJGS currently own 50.0% of SJGS Unit 3 and 38.8% of SJGS Unit 4. PNM currently owns 50.0% of SJGS Unit 3 and 38.5% of SJGS Unit 4.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

The SJGS participants have engaged in mediated negotiations concerning the implementation of the RSIP to address BART at SJGS. These negotiations initially included potential shifts in ownership among participants and between Units 3 and 4 that could have resulted in PNM acquiring additional ownership in Unit 4 prior to the shutdown of SJGS Units 2 and 3. The discussions among the SJGS participants regarding restructuring have also included, among other matters, the treatment of plant decommissioning obligations, mine reclamation obligations, environmental matters, and certain ongoing operating costs.

On June 26, 2014, a non-binding resolution (the “Resolution”) was unanimously approved by the SJGS Coordination Committee. The Resolution identifies the participants who would be exiting active participation in SJGS effective December 31, 2017, and participants, including PNM, who would retain an interest in the ongoing operation of one or more units of SJGS. The Resolution provides the essential terms of restructured ownership of SJGS between the exiting participants and the remaining participants and addresses other related matters. The Resolution includes provisions indicating that the exiting participants would remain obligated for their proportionate shares of environmental, mine reclamation, and certain other legacy liabilities that are attributable to activities that occurred prior to their exit, as well as outlining how their shares would be determined. Also, on June 26, 2014, a non-binding term sheet was approved by all of the remaining participants that provides the essential terms of restructured ownership of SJGS among the remaining participants. As part of the non-binding terms, PNM confirmed that it would acquire an additional 132 MW in SJGS Unit 4 effective December 31, 2017. There would be no initial cost for PNM to acquire the additional 132 MW although PNM’s share of capital improvements, including the costs of installing SNCR and BDT equipment, and operating expenses would increase to reflect the increased ownership. The acquisition of 132 MW of SJGS Unit 4 would result in PNM’s ownership share of SJGS Unit 4 being 64.5% and of SJGS Units 1 and 4 aggregating 58.7%. The Resolution and the non-binding term sheet recognize that prior to executing a binding restructuring agreement, the remaining participants will need to have greater certainty in regard to the economic cost and availability of fuel for SJGS for the period after December 31, 2017. As discussed under Coal Supply below, the remaining participants are in the process of negotiating agreements concerning future fuel supply for SJGS, the resolution of which is necessary for continued operation of SJGS after December 31, 2017. On September 2, 2014, the SJGS Coordination Committee adopted a non-binding supplement to the Resolution, which provides for allocation of future costs of decommissioning among current SJGS owners using a time-based sliding scale and outlines indemnification obligations.

In September 2014, the SJGS participants executed a binding Fuel and Capital Funding Agreement to implement certain provisions of the Resolution, including payment by the remaining participants of capital costs for the Unit 4 SNCR project starting July 1, 2014, and acquisition by PNM of the exiting participants’ coal inventory as of January 1, 2015. PNM filed the Fuel and Capital Funding Agreement with FERC on September 18, 2014, with a request for a retroactive effective date to July 1, 2014. FERC approved the request on November 13, 2014. The Fuel and Capital Funding Agreement provides that the SJGS participants will return to the prior arrangement if a binding restructuring agreement is not reached.

On January 7, 2015, the City of Farmington, New Mexico, which has an ownership interest in Unit 4, notified the other participants that it will not acquire additional MWs in Unit 4, leaving 65 MWs in that unit unsubscribed. As discussed under NMPRC Filing above, PNM has indicated that it will not acquire any of the unsubscribed MWs. However, a scenario is being evaluated in which PNMR Development would acquire the 65 MWs. The City of Farmington’s action was taken under the Fuel and Capital Funding Agreement and has the impact of negating certain provisions of that agreement, including the payment arrangement related to SNCRs and PNM’s acquisition of the exiting participants’ coal inventory described above, and reinstating the voting and capital improvement cost allocations under the current SJPPA. Accordingly, on February 3, 2015, PNM informed the participants in the Fuel and Capital Funding Agreement that the agreement would terminate by its terms no later than February 6, 2015. The City of Farmington and the other continuing participants in SJGS have indicated that they remain committed to on-going ownership in SJGS and mediated discussions regarding remaining issues have continued, including matters that were addressed in the Fuel and Capital Funding Agreement.

The participants continue to negotiate other definitive agreements that would formalize the matters contained in the Resolution, as amended. A number of regulatory approvals are required to implement the proposed ownership restructuring of SJGS. Any final binding agreements relating to the ownership restructuring are subject to the approval of each participant’s board or other decision-making body and are subject to required regulatory approvals. PNM is unable to predict the impact of the above developments on negotiations, whether definitive agreements will be reached among the owners, or whether required approvals will be obtained, but expects negotiations to proceed consistent with the time frames described in NMPRC Filing above.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

Other Developments and Current Status – The SJPPA requires PNM, as operating agent, to obtain approval of capital improvement project expenditures from participants who have an ownership interest in the relevant unit or property common to more than one unit. As provided in the SJPPA, specified percentages of both the outstanding participant shares, based on MW ownership, and the number of participants in the unit or common property must be obtained in order for a capital improvement project to be approved. PNM presented the SNCR project, including NAAQS compliance requirements described below, to the SJGS participants in Unit 1 and Unit 4 for approval in late October 2013. The project was approved for Unit 1, but the Unit 4 project, which includes some of the California participants, did not obtain the required percentage of votes for approval. In addition, other capital projects related to Unit 4 were not approved by the participants. PNM subsequently requested that the owners of Unit 4 approve the expenditure of costs critical to being able to comply with the time frame in the RSIP with respect to the Unit 4 project of $1.9 million on March 10, 2014, $6.4 million on June 27, 2014, and total project expenses of $76.6 million (including the two prior requests) on January 22, 2015. The Unit 4 owners did not approve these requests.

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

As discussed above, EPA approved the RSIP and withdrew the FIP on October 9, 2014 and those approvals became effective on November 10, 2014. PNM believes significant progress is being made towards implementation of the RSIP. However, the final implementation of the RSIP is still dependent upon PNM obtaining NMPRC approval to retire San Juan Units 2 and 3. Obtaining NMPRC approval will likely require that final binding agreements be reached among the SJGS owners on a revised ownership structure to facilitate the retirement of these two units. In turn, reaching agreement on ownership restructuring, will likely require that agreement be reached regarding the supply of coal for SJGS for periods after December 31, 2017. PNM can provide no assurance that these requirements will be accomplished. If the RSIP requirements ultimately are not implemented due to adverse or alternative regulatory, legislative, legal, or restructuring developments or other factors, PNM would need to pursue other alternatives to address compliance with the CAA. PNM will seek recovery from its ratepayers for costs that may be incurred as a result of the CAA requirements. PNM is unable to predict the ultimate outcome of these matters.

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

Four Corners

On August 6, 2012, EPA issued its final BART determination for Four Corners. The rule included two compliance alternatives. On December 30, 2013, APS notified EPA that the Four Corners participants selected the alternative that required APS to close permanently Units 1-3 by January 1, 2014 and install SCR post-combustion NOx controls on each of Units 4 and 5 by July 31, 2018. PNM owns a 13% interest in Units 4 and 5, but had no ownership interest in Units 1, 2, and 3, which were shut down by APS on December 30, 2013. For particulate matter emissions, EPA is requiring Units 4 and 5 to meet an emission limit of 0.015 lb/MMBTU and the plant to meet a 20% opacity limit, both of which are achievable through operation of the existing baghouses. Although unrelated to BART, the final BART rule also imposes a 20% opacity limitation on certain fugitive dust emissions from Four Corners’ coal and material handling operations.
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
On December 30, 2013, APS announced the closing of its purchase of SCE’s 48% interest in each of Units 4 and 5 of Four Corners. Concurrently with the closing of the SCE transaction, the ownership of the coal supplier and operator of the mine that

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

serves Four Corners was transferred to a company formed by the Navajo Nation to own the mine and develop other energy projects. Also occurring concurrently, the Four Corners co-owners executed a long term agreement for the supply of coal to Four Corners from July 2016, when the current coal supply agreement expires, through 2031.
APS, on behalf of the Four Corners participants, negotiated amendments to an existing facility lease with the Navajo Nation, which extends the Four Corners leasehold interest from 2016 to 2041.  The Navajo Nation approved these amendments in March 2011.  The effectiveness of the amendments also requires the approval of the DOI, as does a related federal rights-of-way grant, which the Four Corners participants are pursuing.  A federal environmental review is underway as part of the DOI review process.  In March 2014, APS received a draft of the EIS in connection with the DOI review process.  On June 19, 2014, PNM submitted comments on the draft EIS as owner and operator of two electric transmission lines that are part of the connected action for the EIS.  A final EIS is expected to be issued in March 2015. In addition, installation of SCR control technology at Four Corners requires a PSD permit, which APS received in December 2014. PNM cannot predict whether the federal approvals will be granted, and if so on a timely basis, or whether any conditions that may be attached to them will be acceptable to the Four Corners participants.

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
PNM is continuing to evaluate the impacts of EPA’s BART determination for Four Corners. PNM estimates its share of costs, including PNM’s AFUDC, to be up to $80.0 million for post-combustion controls at Four Corners Units 4 and 5. PNM would seek recovery from its ratepayers of all costs that are ultimately incurred. PNM is unable to predict the ultimate outcome of this matter.
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

Regional Haze Challenges

On December 27, 2012, WEG filed a petition for review in the Tenth Circuit challenging the SO2 and particulate matter emissions elements of EPA’s approval of New Mexico’s Regional Haze SIP.  On February 26, 2013, HEAL Utah and other environmental groups filed petitions in the Tenth Circuit challenging EPA’s final approval of the remaining elements of New Mexico’s Regional Haze SIP, as well as EPA’s approval of the Albuquerque/Bernalillo County Air Quality Control Board SIP. PNM was granted intervention in both matters and the Tenth Circuit consolidated the two matters based on the similarity of issues. Oral argument was heard before the Tenth Circuit on March 20, 2014. On October 21, 2014, the Tenth Circuit denied the petitions for review and affirmed EPA’s actions. On December 15, 2014, the Tenth Circuit issued its mandate marking an official end to the case.

National Ambient Air Quality Standards (“NAAQS”)
The CAA requires EPA to set NAAQS for pollutants considered harmful to public health and the environment. EPA has set NAAQS for certain pollutants, including NOx, SO2, ozone, and particulate matter. In 2010, EPA updated the primary NOx and SO2 NAAQS to include a 1-hour maximum standard while retaining the annual standards for NOx and SO2 and the 24-hour SO2 standard. New Mexico is in attainment for the 1-hour NOx NAAQS. On May 13, 2014, EPA released the draft data requirements rule for the 1-hour SO2 NAAQS, which directs state and tribal air agencies to characterize current air quality in areas with large SO2 sources to identify maximum 1-hour SO2 concentrations. The proposed rule also describes the process and timetable by which

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

air regulatory agencies would characterize air quality around large SO2 sources through ambient monitoring or modeling. This characterization will result in these areas being designated as attainment, nonattainment, or unclassified for compliance with the 1-hour SO2 NAAQS. Although the determination process has not been finalized, PNM believes that compliance with the 1-hour SO2 standard may require operational changes and/or equipment modifications at SJGS. On November 8, 2013, PNM received an amendment to its NSR air permit for SJGS, which would be required for the installation of either SCRs or SNCRs described above. The revised permit, requires the reduction of SO2 emissions to 0.10 pound per MMBTU on SJGS Units 1 and 4 and continues to require the installation of BDT equipment modifications for the purpose of reducing fugitive emissions, including NOx, SO2, and particulate matter. These reductions will help SJGS meet the NAAQS. It is anticipated that the equipment modifications would be installed at the same time as the installation of regional haze BART controls, in order to most efficiently and cost effectively conduct construction activities at SJGS. See Regional Haze – SJGS above.

EPA finalized revisions to its NAAQS for fine particulate matter on December 14, 2012. PNM believes the equipment modifications discussed above will assist the plant in complying with the particulate matter NAAQS.

In January 2010, EPA announced it would strengthen the 8-hour ozone standard by setting a new standard in a range of 60-70 parts per billion (“ppb”). On December 17, 2014, EPA published a proposed rule that would revise the NAAQS for ground level ozone. The rule would reduce the current primary 8-hour ozone NAAQS from 75 ppb to between 70 and 65 ppb. EPA is proposing a secondary standard to provide protection against cumulative exposures that can damage plants and trees. To achieve this level of protection, EPA is proposing to set an 8-hour secondary standard at a level within the range of 65 to 70 ppb. According to EPA, 2011-2013 ozone ambient air monitoring data indicates that Bernalillo, Dona Ana, Eddy, and San Juan counties in New Mexico exceed a 70 ppb ozone concentration. In addition, Lea, Luna Santa Fe, and Valencia counties exceed the 65 ppb ozone concentration. Counties that exceed the ozone NAAQS would be designated as nonattainment for ozone. NMED would have responsibility for bringing the county into compliance and would look at all sources of NOx and volatile organic compounds since these are the pollutants that form ground-level ozone. As a result, SJGS could be required to install further controls to meet a new ozone NAAQS. PNM cannot predict the outcome of this matter, the impact of other potential environmental mitigations, or if additional controls would be required at any of its affected facilities as a result of ozone non-attainment designation. EPA is under a court order to finalize the ozone standard by October 1, 2015.
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

In May 2010, PNM filed a petition with the federal district court seeking a judicial determination on a dispute relating to PNM’s mercury controls. NMED and plaintiffs sought to require PNM to implement additional mercury controls. PNM estimates the implementation would increase annual mercury control costs for the entire station, which are currently $0.7 million, to a total of $6.6 million. On March 23, 2014, the court entered a stipulated order reflecting an agreement reached by the parties. Under the stipulated order, PNM was required to repeat the mercury study required under the Consent Decree using sorbent traps instead of the continuous emissions monitoring system used in the initial study. The results of the mercury study will establish the activated carbon injection rate that maximizes mercury removal at SJGS, as required under the Consent Decree. PNM completed stack testing and submitted the study report to NMED and the plaintiffs in December 2014. Based on PNM’s cost/benefit analysis, PNM recommended that the carbon injection not be increased from its current level. NMED and the plaintiffs are evaluating the study and PNM’s recommendation. PNM cannot predict the ultimate outcome of this matter.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

Four Corners Clean Air Act Lawsuit
In October 2011, Earthjustice, on behalf of several environmental organizations, filed a lawsuit in the United States District Court for the District of New Mexico against APS and the other Four Corners participants alleging violations of the NSR provisions of the CAA and NSPS violations. The parties have recently agreed on terms of a settlement. The terms of the settlement do not have a material impact on PNM.  PNM recorded the impact of its share of the proposed settlement in 2014. A final consent decree has not yet been executed.

WEG v. OSM NEPA Lawsuit

In February 2013, WEG filed a Petition for Review in the United States District Court of Colorado against OSM challenging federal administrative decisions affecting seven different mines in four states issued at various times from 2007 through 2012.  In its petition, WEG challenges several unrelated mining plan modification approvals, which were each separately approved by OSM.  Of the fifteen claims for relief in the WEG Petition, two concern SJCC’s San Juan mine.  WEG’s allegations concerning the San Juan mine arise from OSM administrative actions in 2008.  WEG alleges various NEPA violations against OSM, including, but not limited to, OSM’s alleged failure to provide requisite public notice and participation, alleged failure to analyze certain environmental impacts, and alleged reliance on outdated and insufficient documents.  WEG’s petition seeks various forms of relief, including a finding that the federal defendants violated NEPA by approving the mine plans, voiding, reversing, and remanding the various mining modification approvals, enjoining the federal defendants from re-issuing the mining plan approvals for the mines until compliance with NEPA has been demonstrated, and enjoining operations at the seven mines. SJCC intervened in this matter. The court granted SJCC’s motion to sever its claims from the lawsuit and transfer venue to the United States District Court for the District of New Mexico. Legal briefing is complete and the matter is ready for a ruling from the court. If WEG ultimately obtains the relief it has requested, such a ruling could require significant expenditures to reconfigure operations at the San Juan mine, impact the production of coal, and impact the economic viability of the San Juan mine and SJGS. PNM cannot currently predict the outcome of this matter or the range of its potential impact.
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
Cooling Water Intake Structures
EPA issued its final cooling water intake structures rule on May 19, 2013, which establishes national standards for certain cooling water intake structures at existing power plants and other facilities under the Clean Water Act to protect fish and other aquatic organisms by minimizing impingement mortality (the capture of aquatic wildlife on intake structures or against screens) and entrainment mortality (the capture of fish or shellfish in water flow entering and passing through intake structures). The final rule was published on August 15, 2014 and became effective October 14, 2014.
The final rule allows multiple compliance options and considerations for site specific conditions and the permit writer is granted a significant amount of discretion in determining permit requirements, schedules, and conditions. To minimize impingement mortality, the rule provides operators of facilities, such as SJGS and Four Corners, seven options for meeting “best technology available” standards for reducing impingement. To minimize entrainment mortality, the permitting authority must establish the “best technology available” for entrainment on a site-specific basis, taking into consideration an array of factors, including social costs and benefits. Affected sources must submit source water baseline characterization data to the permitting authority to assist in the determination. Compliance deadlines under the rule are tied to permit renewal and will be subject to a

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

schedule of compliance established by the permitting authority. The renewal date for the SJGS NPDES permit is March 31, 2016; however, additional time to submit the application may be allowed by the NPDES permit writer. APS is currently in discussions with EPA Region 9, the National Pollutant Discharge Elimination System permit writer for Four Corners, to determine the scope of the impingement and entrainment requirements, which will, in turn, determine APS’s costs to comply with the rule. APS has indicated that it does not expect such costs to be material. PNM is unable to predict the outcome of this matter or a range of the potential costs of compliance.

Effluent Limitation Guidelines

On June 7, 2013, EPA published proposed revised wastewater effluent limitation guidelines establishing technology-based wastewater discharge limitations for fossil fuel-fired electric power plants.  EPA’s proposal offers numerous options that target metals and other pollutants in wastewater streams originating from fly ash and bottom ash handling activities, scrubber activities, and non-chemical metal cleaning waste operations.  The preferred alternatives differ with respect to the scope of requirements that would be applicable to existing discharges of pollutants found in wastestreams generated at existing power plants. All four alternatives would establish a “zero discharge” effluent limit for all pollutants in fly ash transport water. However, requirements governing bottom ash transport water differ depending on which alternative EPA ultimately chooses and could range from effluent limits based on Best Available Technology Economically Achievable to “zero discharge” effluent limits. Depending on which alternative EPA finalizes, Four Corners may be required to change equipment and operating practices affecting boilers and ash handling systems, as well as change its waste disposal techniques. PNM has reviewed the proposed rule and continues to assess the potential impact to SJGS and Reeves Station, the only PNM-operated power plants that would be covered by the proposed rule. On April 9, 2014, several environmental groups agreed to allow EPA until September 30, 2015 to issue final effluent limits. Under the agreement, EPA will not seek any further extensions. PNM is unable to predict the outcome of this matter or a range of the potential costs of compliance.
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
December 31, 2014, 2013 and 2012

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
In June 2010, EPA published a proposed rule that included two options for waste designation of coal ash. One option was to regulate CCBs as a hazardous waste, which would allow EPA to create a comprehensive federal program for waste management and disposal of CCBs. The other option was to regulate CCBs as a non-hazardous waste, which would provide EPA with the authority to develop performance standards for waste management facilities handling the CCBs and would be enforced primarily by state authorities or through citizen suits. Both options allow for continued use of CCBs in beneficial applications. EPA’s proposal does not address the placement of CCBs in surface mine pits for reclamation. An OSM CCB rulemaking team is developing a proposed rule governing the placement of CCBs at coal mining and reclamation operations.
On January 29, 2014, in a consolidated case in the D.C. Circuit involving several environmental groups, including Sierra Club, and industry group members, the court issued a consent decree directing EPA to publish its final action regarding whether or not to pursue the proposed non-hazardous waste option for CCBs by December 19, 2014.

On December 19, 2014, EPA issued its coal ash rule, including a non-hazardous waste determination for coal ash. Coal ash will be regulated as a solid waste under Subtitle D of RCRA. The rule does not cover mine placement of coal ash and OSM is expected to publish a rule covering mine placement in 2015. It is expected that OSM will be influenced by EPA’s rule. Because the rule is promulgated under Subtitle D, it does not require regulated facilities to obtain permits, does not require the states to adopt and implement the new rules, and is not within EPA’s enforcement jurisdiction. Instead, the rule’s compliance mechanism is for a state or citizen group to bring a RCRA citizen suit in federal district court against any facility that is alleged to be in non- compliance with the new requirements.

PNM is reviewing the rule to fully understand its implications. The rule’s preamble indicates EPA is still evaluating whether to reverse its original regulatory determination and regulate coal ash under RCRA Subtitle C, which means it is possible at some point in the future for EPA to review the new CCR rules. PNM would seek recovery from its ratepayers of all costs that are ultimately incurred. PNM cannot predict the outcome of OSM’s proposed rulemaking regarding CCB regulation, including mine placement of CCBs, or whether OSM’s actions will have a material impact on PNM’s operations, financial position, or cash flows.

Sierra Club Consent Decree
In April 2010, the Sierra Club filed suit against PNMR, PNM, SJCC, and BHP in the United States District Court for the District of New Mexico. In the complaint, as amended, Sierra Club alleged that activities at SJGS and SJCC’s San Juan mine were causing imminent and substantial harm to the environment, including ground and surface water in the region, and that placement of CCBs at the San Juan mine constituted “open dumping” in violation of RCRA.  The suit also included claims against SJCC and BHP under the Surface Mine Control and Reclamation Act. The complaint requested judgment for injunctive relief, payment of civil penalties, and an award of plaintiffs’ attorney’s fees and costs.
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
December 31, 2014, 2013 and 2012

Hazardous Air Pollutants (“HAPs”) Rulemaking

In December 2011, the EPA issued its final Mercury and Air Toxics Standards (“MATS”) to reduce emissions of heavy metals, including mercury, arsenic, chromium, and nickel, as well as acid gases, including hydrochloric and hydrofluoric gases, from coal and oil-fired electric generating units with a capacity of at least 25 MW. Existing facilities must comply with the MATS rule by April 16, 2015, unless the facility has been granted a 1-year extension under CAA section 112(i)(3). PNM has not requested an extension and will begin complying with the MATS rule by the date specified in the rule. PNM’s assessment of MATS indicates that the control equipment currently used at SJGS allows the plant to meet the emission standards set forth in the rule. With regard to mercury, stack testing performed for EPA during the MATS rulemaking process showed that SJGS achieved a mercury removal rate of 99% or greater. APS requested and received a 1-year extension until April 16, 2016 for Four Corners to comply with the MATS rule. However, APS has determined that no additional equipment will be required at Four Corners Units 4 and 5 to comply with the rule.

Other Commitments and Contingencies
Coal Supply
The coal requirements for SJGS are being supplied by SJCC, a wholly owned subsidiary of BHP. In addition to coal delivered to meet the current needs of SJGS, PNM prepays SJCC for certain coal mined but not yet delivered to the plant site. At December 31, 2014 and 2013, prepayments for coal, which are included in other current assets, amounted to $37.3 million and $12.3 million. SJCC holds certain federal, state, and private coal leases and has an underground coal sales agreement to supply processed coal for operation of SJGS through 2017. Under the coal sales agreement, SJCC is reimbursed for all costs for mining and delivering the coal, including an allocated portion of administrative costs, and receives a return on its investment. BHP Minerals International, Inc. has guaranteed the obligations of SJCC under the coal agreement. The coal agreement contemplates the delivery of coal that would supply substantially all the requirements of SJGS through December 31, 2017.
PNM and the other owners of SJGS are evaluating alternatives for the supply of coal after the expiration of the current coal sales agreement. As discussed under SJGS Ownership Restructuring Matters above, the Resolution and the non-binding term sheet approved by the SJGS Coordination Committee on June 26, 2014 recognize that prior to executing a binding restructuring agreement relating to the ownership of SJGS, the remaining participants will need to have greater certainty in regard to the cost and availability of fuel for SJGS for the period after December 31, 2017. The remaining participants are in the process of negotiating agreements concerning future fuel supply for SJGS. On October 1, 2014, the San Juan Fuels Committee approved a resolution authorizing an amendment to the coal sales agreement. The parties to the coal sales agreement and the amendment are SJCC, PNM, and Tucson. The amendment provided for the negotiation of a potential purchase transaction for the mine assets by one or more of the utilities, an affiliate, or another entity agreed to by the parties to be consummated on or before December 31, 2016. The amendment, which was effective as of October 2, 2014, also released the parties from the obligation to negotiate an extension of the coal sales agreement, but does not impact the utilities’ option to purchase the mining assets at the end of the current contract term if the purchase transaction is not completed. On February 12, 2015, the SJGS Coordination Committee approved a resolution authorizing the modification of the amendment to extend the date for negotiation of a transaction until May 1, 2015 and to allow for a direct sale of the SJCC mining operations by BHP to a third-party mining company. PNM anticipates that in connection with a consummated purchase transaction, the third-party mining company would enter into an agreement to supply coal to SJGS. The parties to the amendment also entered into an agreement in October 2014 providing the SJGS participants with access to data necessary to evaluate the mine assets and liabilities. This agreement has terminated and was not renewed in order to allow the parties to focus on the direct sales process. Currently, PNM cannot predict the outcome of these negotiations or if a transaction will be consummated.
APS purchased all of Four Corners’ coal requirements from a supplier that was also a subsidiary of BHP and had a long-term lease of coal reserves with the Navajo Nation. That contract was to expire on July 6, 2016 with pricing determined using an escalating base-price. On December 30, 2013, ownership of the mine was transferred to an entity owned by the Navajo Nation and a new coal supply contract for Four Corners, beginning in July 2016 and expiring in 2031, was entered into with that entity. The BHP subsidiary is to be retained as the mine manager and operator until December 2016. Coal costs are anticipated to increase approximately 30% at the inception of the new contract. The contract provides for pricing adjustments over its term based on economic indices. PNM anticipates that its share of the increased costs will be recovered through its FPPAC.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

In 2013, PNM updated its study of the final reclamation costs for both the surface mines that previously provided coal to SJGS and the current underground mine providing coal and revised its estimates of the final reclamation costs. This estimate reflects that, with the proposed shutdown of SJGS Units 2 and 3 described above, the mine providing coal to SJGS will continue to operate through 2053, the anticipated life of SJGS. The current estimate for decommissioning the Four Corners mine reflects the operation of the mine through 2031, the term of the new coal supply agreement. Based on the 2014 estimates, remaining payments for mine reclamation, in future dollars, are estimated to be $57.3 million for the surface mines at both SJGS and Four Corners and $93.3 million for the underground mine at SJGS as of December 31, 2014. At December 31, 2014 and 2013, liabilities, in current dollars, of $25.7 million and $23.8 million for surface mine reclamation and $8.6 million and $7.8 million for underground mine reclamation were recorded in other deferred credits. On June 1, 2012, the SJGS owners entered into a trust funds agreement to provide funding to compensate SJCC for post-term reclamation obligations under the coal sales agreement. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable trust, and periodically deposit funding into the trust for the owner’s share of the mine reclamation obligation. Deposits, which are based on funding curves, must be made on an annual basis. PNM funded $1.0 million in 2014, $0.3 million in 2013, and $3.5 million in 2012. Future funding requirements are currently expected to approximate $0.6 million annually.
PNM collects a provision for surface and underground mine reclamation costs in its rates. The NMPRC has capped the amount that can be collected from ratepayers for final reclamation of the surface mines at $100.0 million. Previously, PNM recorded a regulatory asset for the $100.0 million (Note 4) and recovers the amortization of this regulatory asset in rates. If future estimates increase the liability for surface mine reclamation, the excess would be expensed at that time. In conjunction with the proposed shutdown of SJGS Units 2 and 3 to comply with the BART requirements of the CAA discussed under The Clean Air Act – Regional Haze – SJGS above, an updated coal mine reclamation study was requested by the SJGS participants. As discussed under Coal Combustion Byproducts Waste Disposal above, SJGS currently disposes of CCBs from the plant in the surface mine pits adjacent to the plant. The updated coal mine reclamation study, which was performed in 2013, indicates reclamation costs have increased, including significant increases due to the proposed shutdown of SJGS Units 2 and 3, although the timing of payments will be delayed. The shutdown of Units 2 and 3 would reduce the amount of CCBs generated over the remaining life of SJGS, which could result in a significant increase in the amount of fill dirt required to remediate the underground mine area thereby increasing the overall reclamation costs. The reclamation amounts discussed above reflect PNM’s estimates of its share of the revised costs. How costs would be divided among the owners of SJGS has not been finalized. Regulatory determinations made by the NMPRC may also affect the impact on PNM. PNM is currently unable to determine the outcome of these matters or the range of possible impacts.
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
The costs of the mine recovery flowed through the cost-reimbursable component of the coal supply agreement. PNM included the portion of such costs allocable to its customers subject to New Mexico regulation in its FPPAC. PNM’s filings with the NMPRC reflected an estimate that this incident increased coal costs and the deferral of cost recovery under the FPPAC by between $17.4 million and $21.6 million. SJCC submitted an insurance claim regarding the costs it incurred due to the mine fire and informed PNM that it settled with its insurance carrier. PNM’s portion of the insurance recovery is $18.7 million. PNM has credited its FPPAC balancing account for the insurance proceeds allocable to PNM’s New Mexico jurisdictional customers. See Note 17.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

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
SJCC Arbitration
The coal supply agreement for SJGS provides that the participants in SJGS have the right to audit the costs billed by SJCC. An independent accounting firm has been engaged to perform audits of the costs billed under the provisions of the contract. The audit for the period from 2006 through 2009 resulted in disagreements between the SJGS participants and SJCC. As provided in the contract, certain issues were submitted to a panel for binding arbitration. The issues were: 1) whether the SJGS participants owed SJCC unbilled mining costs of $5.2 million or whether SJCC owed the SJGS participants overbilled mining costs of $1.1 million, and 2) whether SJCC billed the SJGS participants $13.9 million as mining costs that SJCC should have considered to be capital costs, which were not billable under the mining contract.  PNM’s share of amounts subject to the arbitration was approximately 46.3%. A hearing before the arbitration panel on the remaining issues was held in May 2014. The arbitration panel found in favor of SJCC on both issues. Of PNM’s share of the costs, approximately 33% of the first issue was passed through PNM’s FPPAC and the rest impacted earnings in 2014. The amounts related to the second issue were recorded when billed in prior periods and had no impact in 2014.
Four Corners Severance Tax Assessment

On May 23, 2013, the New Mexico Taxation and Revenue Department (“NMTRD”) issued a notice of assessment for coal severance surtax, penalty, and interest totaling approximately $30 million related to coal supplied under the coal supply agreement for Four Corners. PNM’s share of any amounts paid related to this assessment would be approximately 9.4%, all of which would be passed through PNM’s FPPAC. For procedural reasons, on behalf of the Four Corners co-owners, including PNM, the coal supplier made a partial payment of the assessment and immediately filed a refund claim with respect to that partial payment in August 2013. On December 19, 2013, the coal supplier and APS, on its own behalf and as operating agent for Four Corners, filed a complaint in the New Mexico District Court contesting both the validity of the assessment and the refund claim denial. PNM cannot predict the timing or outcome of this litigation. However, PNM does not expect the outcome to have a material impact on its financial position, results of operations, or cash flows.

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
December 31, 2014, 2013 and 2012

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
December 31, 2014, 2013 and 2012

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
Rights-of-Way Matter

On January 28, 2014, the County Commission of Bernalillo County, New Mexico passed an ordinance requiring utilities to enter into a use agreement and pay a yet to be determined fee as a condition to installing, maintaining, and operating facilities on county rights-of-way. The fee is purported to compensate the county for costs of administering, maintaining, and capital improvements to the rights-of-way. On February 27, 2014, PNM and other utilities filed a Complaint for Declaratory and Injunctive Relief in the United States District Court for the District of New Mexico challenging the validity of the ordinance. The court denied the utilities’ motion for judgment. The court further granted the County’s motion to dismiss the state law claims. The utilities filed an amended complaint reflecting the two federal claims remaining before the federal court. The utilities also filed a complaint in Bernalillo County, New Mexico District Court reflecting the state law counts dismissed by the federal court. In subsequent briefing in federal court, the County filed a motion for judgment of one of the utilities’ claims, which was granted by the court, leaving a claim regarding telecommunications service as the remaining federal claim. This matter is ongoing in state court. The utilities and Bernalillo County reached a standstill agreement whereby the County would not take any enforcement action against the utilities pursuant to the ordinance during the pendency of the litigation, but not including any period for appeal of a judgment, or upon 30 days written notice by either the County or the utilities of their intention to terminate the agreement.  If the challenges to the ordinance are unsuccessful, PNM believes any fees paid pursuant to the ordinance would be considered franchise fees and would be recoverable from customers. PNM is unable to predict the outcome of this matter or its impact on PNM’s operations.
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
December 31, 2014, 2013 and 2012

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
In a separate matter, in September 2012, 43 landowners claiming to be Navajo allottees filed a notice of appeal with the BIA appealing a March 2011 decision of the BIA Regional Director regarding renewal of a right-of-way for a PNM transmission line. The allottees, many of whom are also allottees in the above matter, generally allege that they were not paid fair market value for the right-of-way, that they were denied the opportunity to make a showing as to their view of fair market value, and thus denied due process. On January 6, 2014, PNM received notice that the BIA, Navajo Region, requested a review of an appraisal report on 58 allotment parcels. After review, the BIA concluded it would continue to rely on the values of the original appraisal. On March 27, 2014, while this matter was stayed, the allottees filed a motion to dismiss their appeal with prejudice.  On April 2, 2014, the allotees’ appeal was dismissed with prejudice concluding this matter. Subsequent to the dismissal, PNM received a letter from counsel on behalf of what appears to be a subset of the 43 landowner allottees involved in the appeal, notifying PNM that the specified allottees were revoking their consents for renewal of right of way on six specific allotments.  On January 22, 2015, PNM received a letter from the BIA Regional Director identifying ten allotments with rights-of-way renewals that were previously contested.  The letter indicated that the renewals were not processed because the necessary consent was not met.  It is the BIA Regional Director’s position that PNM must re-obtain consent from these landowners.  PNM is in the process of investigating the validity of this notice of revocation and its potential impact in light of the BIA’s position and the recent dismissal with prejudice of the appeal, and is therefore unable at this time to predict the likely outcome of this matter.

(17)	Regulatory and Rate Matters

The Company is involved in various regulatory matters, some of which contain contingencies that are subject to the same uncertainties as those described in Note 16.
PNM

2014 Electric Rate Case

On December 11, 2014, PNM filed an application for revision of electric retail rates based upon a calendar year 2016 future year test period. The application proposes a revenue increase of $107.4 million, effective January 1, 2016. PNM’s proposed ROE is 10.5%. The requested base rate increase, combined with other rate changes, represent an average bill increase of 7.69%. PNM requested this increase to account for infrastructure investments made since the last rate case and investments needed in the next two years to provide reliable service to PNM’s retail customers, as well as to reflect the declining sales growth in PNM’s service territory. The primary driver of PNM’s identified revenue deficiency, accounting for approximately 92% of the rate increase, is related to infrastructure investments and the recovery of those investment dollars, including depreciation. PNM’s success with energy efficiency programs is a contributing factor to the decline in PNM’s energy sales since the last rate case and accounts for the balance of the rate increase after accounting for offsetting cost reductions. PNM is proposing several changes to rate design to establish fair and equitable pricing across rate classes and to better align cost recovery with cost causation. Specific rate design proposals include increased customer and demand charges, a revenue decoupling pilot program applicable to residential and small power customers, an access charge to customers installing photovoltaic systems after December 31, 2015, a re-allocation of revenue among PNM’s customer classes, a new economic development rate, and continuation of PNM’s renewable energy rider. A public hearing on the rate case is expected to begin in July 2015 and an order from the NMPRC is expected in the fourth quarter of 2015.

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
December 31, 2014, 2013 and 2012

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
PNM’s renewable energy procurement plan for 2012 requested a variance from the RPS due to RCT limitations. The plan was diversity-compliant based on the reduced RPS, except for non-wind/non-solar resources, which were not available. In December 2011, the NMPRC approved PNM’s 2012 plan, but ordered PNM to spend an additional $0.9 million on renewable procurements in 2012. The NMPRC also required PNM to file its 2013 renewable energy procurement plan by April 30, 2012. The 2013 plan proposed procurements for 2013 and 2014 of 20 MW of PNM-owned solar PV facilities, at an estimated cost of $45.5 million, wind and solar REC purchases in 2013, and a PPA for the output of the Lightning Dock Geothermal facility. The plan also included an additional procurement of 2 MW of PNM-owned solar PV facilities at an estimated cost of $4.5 million to supply the energy sold under PNM’s voluntary renewable energy tariff. The plan enabled PNM to comply with the statutory RPS in 2013, but required a variance from the NMPRC’s diversity requirements in 2013 while the proposed geothermal facilities were being constructed. The NMPRC approved the plan in December 2012, but reduced the additional solar PV procurement from 2 MW to 1.5 MW. In 2013, PNM made renewable procurements consistent with the 2013 plan approved by the NMPRC. Construction of the solar PV facilities was completed in 2013 at a cost of $48.9 million. The geothermal facility began providing power to PNM in January 2014. The current output of the facility is 4 MW and future expansion may result in up to 10 MW of generation capacity.

PNM filed its 2014 renewable energy procurement plan on July 1, 2013. The plan meets RPS and diversity requirements within the RCT in 2014 and 2015. PNM’s procurements include 50,000 MWh of wind generated RECs in 2014, the construction by December 31, 2014 of 23 MW of PNM-owned solar PV facilities at a cost of $46.7 million, a 20-year PPA for the output of Red Mesa Wind, an existing wind generator having an aggregate capacity of 102 MW, beginning January 1, 2015, at a first year cost estimated to be $5.8 million, and the purchase of 120,000 MWh of wind RECs in 2015. The NMPRC approved the plan on December 18, 2013.

PNM filed its 2015 renewable energy procurement plan on June 2, 2014. The plan meets RPS and diversity requirements within the RCT in 2015 and 2016. PNM’s proposed new procurements included the construction by December 31, 2015 of 40 MW of PNM-owned solar PV facilities at a cost of $79.3 million. The proposed 40 MW solar facilities are identified as being a cost-effective resource in PNM’s application to retire SJGS Units 2 and 3 (Note 16). On September 25, 2014, a stipulated settlement was filed by PNM, staff of the NMPRC, the NMAG, NMIEC, Coalition for Clean Affordable Energy, and Western Resource Advocates. The stipulation proposed approval of PNM’s procurement proposals; however, the costs for the 40 MW of solar would be included in base rates to be set in PNM’s next general rate case rather than through PNM’s renewable energy rider. Under the agreement, PNM would be required to make additional renewable energy procurements in the event that the prior year’s actual renewable energy procurements did not meet the RPS for that year based on actual retail sales and the actual RCT. The parties also agreed to have additional discussions to attempt to reach agreement on RPS and large customer adjustment calculations to be used in future PNM renewable procurement plans. A public hearing on the stipulation was held on October 27, 2014. On November 26, 2014, the NMPRC issued an order approving the stipulation with a modification that revised the not-to-exceed price from $4.25 per MWh to $3.00 per MWh for any additional necessary procurements to meet the RPS requirement in 2013 or 2014. In December 2014, PNM procured an additional 44,000 MWh of renewable resources to meet the 2013 RPS requirement at an average cost of $1.75 per MWh.
PNM is recovering certain renewable procurement costs from customers through a rate rider. See Renewable Energy Rider below.
Renewable Energy Rider
The NMPRC has authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per KWh basis. The rider will terminate upon a final order in PNM’s next general rate case unless the NMPRC authorizes PNM to continue it. As a separate component of the rider, if PNM’s earned return on jurisdictional equity in a calendar year, adjusted for weather and other items not representative of normal operations, exceeds 10.5%, PNM would be required to refund the amount over 10.5% to customers during May through December of the following year. On April 1, 2014, PNM made a filing with the NMPRC demonstrating that it had not exceeded the 10.5% return for 2013. Preliminary calculations indicate PNM’s jurisdictional equity return did not exceed 10.5% in 2014.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

PNM recorded revenues from the rider of $34.3 million, $23.7 million, and $6.4 million in 2014, 2013, and 2012. In PNM’s 2015 renewable energy procurement plan case, the NMPRC approved a rate, which is designed to collect $44.7 million in 2015.
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

On October 6, 2014, PNM filed an energy efficiency program application for programs proposed to be offered beginning in June 2015. The filing included proposed program costs of $25.8 million plus a proposed profit incentive. The proposed energy efficiency budget and plan are consistent with the 2013 amendments to the Efficient Use of Energy Act. PNM and the NMPRC staff filed a stipulation on January 30, 2015. If approved, the stipulation would establish program budgets and incentive amounts, assuming a threshold level of energy savings are achieved, for 2015 and 2016. Two parties filed statements in opposition to the stipulation. A public hearing on the stipulation was held in February 2015.
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

In June 2011, the NMPRC approved PNM-specific incentives for savings. PNM collected approximately $1.3 million, on an annual basis, in incentive revenues through November 2013 consistent with this order. On March 27, 2013, PNM filed its reconciliation for actual energy efficiency program costs, associated incentives, and actual collections for calendar year 2012. The reconciliation filing showed a net over-recovery of $0.2 million, composed of an over-recovery of $1.0 million of program costs and an under-recovery of incentives of $0.8 million. PNM subsequently revised the estimated incentive under-recovery to $0.5 million. PNM and the NMPRC staff filed a motion seeking to substitute the new reconciliation filing with a proposed effective date of May 28, 2013. On April 24, 2013, the NMPRC issued an order granting the motion. PNM implemented the new rate on May 28, 2013. In PNM’s 2014 energy efficiency program application, PNM proposed an energy efficiency incentive of $2.1 million. PNM’s proposed incentive was based upon a shared benefits methodology and is similar in amount to previous PNM incentives authorized by the NMPRC. Under the terms of the January 30, 2015 stipulation discussed above, the incentive amount would be $1.7 million in 2015 and $1.8 million in 2016 assuming threshold level of savings are achieved. A public hearing was held in February 2015. The NMPRC has not yet acted upon PNM’s application.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

On October 2, 2013, the NMPRC issued a NOPR and a proposed rule to implement amendments to the New Mexico Efficient Use of Energy Act. Included in the proposed rule is a provision that would limit incentive awards to an amount equal to the utility’s WACC times its approved annual program costs. The NMPRC received comments and a public hearing was held on November 20, 2013. The NMPRC issued an order on October 8, 2014, adopting the proposed rule.
FPPAC Continuation Application
Pursuant to the rules of the NMPRC, public utilities are required to file an application to continue using their FPPAC every four years. On May 28, 2013, PNM filed the required continuation application and requested that its current FPPAC be modified to increase the reset frequency of the fuel factor from annually to quarterly, to allow PNM to retain 10% of its off-system sales margin, and to apply the same carrying charge rate to both over and under collections in the balancing account. On December 20, 2013, a stipulated agreement was filed to resolve this case. On April 23, 2014, the NMPRC approved the stipulation. The settlement allows PNM to retain 10% of off-system sales margin from July 1, 2013 through December 31, 2016, resolves all costs related to the mine fire incident discussed in Note 16, resolves the ratemaking treatment for coal pre-treatment at SJGS until the next rate case, required PNM to write-off $10.5 million of the under-collected balance in its FPPAC balancing account, and required PNM to extend the recovery of the remaining under-collected balance over 18 months beginning July 1, 2014. PNM recorded the $10.5 million write off as a regulatory disallowance in the fourth quarter of 2013.
The NMPRC approval of the amended stipulation in PNM’s 2010 Electric Rate Case limited the amount that could be recovered on an annual basis for fuel costs during certain years. Costs in excess of the limits were deferred, without carrying costs, for recovery in future periods. The fuel cost caps were $38.8 million for the FPPAC year beginning July 1, 2012 and $36.2 million for the FPPAC year beginning July 1, 2013. The fuel cost caps ended on June 30, 2014. The resulting under-recovery as of April 30, 2014 was $63.5 million. Consistent with the order approved in PNM’s FPPAC Continuation Application, PNM is recovering this under-collection, net of the write-off agreed to in the settlement, over an 18 month period beginning July 1, 2014.
Integrated Resource Plan
NMPRC rules require that investor owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first four years of that period. PNM filed its 2014 IRP on July 1, 2014. The four-year action plan was consistent with the replacement resources identified in PNM’s application to retire SJGS Units 2 and 3. PNM indicated that it planned to meet its anticipated long-term load growth with a combination of additional renewable energy resources, energy efficiency, and natural gas-fired facilities. Consistent with statute and NMPRC rule, PNM incorporated a public advisory process into the development of its 2014 IRP. On July 31, 2014, several parties requested the NMPRC not to accept the 2014 IRP as compliant with NMPRC rule because to do so could affect the pending proceeding on PNM’s application to abandon SJGS Units 2 and 3 and for CCNs for certain replacement resources (Note 16) and because they assert that the IRP does not conform to the NMPRC’s IRP rule. Certain parties also ask that further proceedings on the IRP be held in abeyance until the conclusion of the pending abandonment/CCN proceeding. The NMPRC issued an order in August 2014 that dockets a case to determine whether the IRP complies with applicable NMPRC rules. The order also holds the case in abeyance pending the issuance of final, non-appealable orders in PNM’s 2015 renewable energy procurement plan case and its application to retire SJGS Units 2 and 3.
San Juan Generating Station Units 2 and 3 Retirement
On December 20, 2013, PNM filed an application at the NMPRC to retire SJGS Units 2 and 3 on December 31, 2017. On October 1, 2014, PNM and certain parties to the case filed a stipulation with the NMPRC proposing a settlement of this case. Other parties are opposing the stipulated agreement. Additional information concerning the NMPRC filing, including a summary of the terms of the stipulation is set forth in Note 16. A public hearing in the NMPRC case was held in January 2015. PNM will also make an application at FERC to seek approval of the restructured SJGS participation agreements. PNM is unable to predict the outcome of these matters.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

Four Corners Right of First Refusal

On February 17, 2015, PNM received notice from EPE that EPE has entered into an agreement to sell its 7% interest in Four Corners to APS, thereby triggering PNM’s ability to exercise its right of first refusal (“ROFR”) to acquire a portion of EPE’s interest in Four Corners. PNM intends to inform the NMPRC about receipt of the notice and advise the NMPRC that PNM does not intend to exercise its rights under the ROFR. If not exercised, the ROFR will expire 120 days from the date of the notice.

Transmission Rate Case
In October 2010, PNM filed a notice with FERC to increase its wholesale electric transmission revenues by $11.1 million annually, based on a return on equity of 12.25%. The filing also sought to revise certain Open Access Transmission Tariff provisions and bi-lateral contractual terms.  In December 2010, FERC issued an order accepting PNM’s filing and suspending the proposed tariff revisions for five months. The proposed rates were implemented on June 1, 2011, subject to refund. The rate increase applied to all of PNM’s wholesale electric transmission service customers, which include other utilities, electric cooperatives, and entities that use PNM’s transmission system to transmit power at the wholesale level.  The rate increase did not impact PNM’s retail customers. On January 2, 2013, FERC approved an unopposed settlement agreement, which increases transmission service revenues by $2.9 million annually. In addition, the parties agreed that if PNM files for a formula based rate change within one year from FERC’s approval of the settlement agreement, no party will oppose the general principle of a formula rate, although the parties may still object to particular aspects of the formula. PNM refunded amounts collected in excess of the settled rates in January 2013, concluding this matter.
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
On March 1, 2013, FERC issued an order (1) accepting PNM’s revisions to its rates for filing and suspending the proposed revisions to become effective August 2, 2013, subject to refund; (2) directing PNM to submit a compliance filing to establish its ROE using the median, rather than the mid-point, of the ROEs from a proxy group of companies; (3) directing PNM to submit a compliance filing to remove from its rate proposal the acquisition adjustment related to PNM’s 60% ownership of the EIP transmission line, which was acquired in 2003 ; and (4) setting the proceeding for hearing and settlement judge procedures. PNM would be allowed to make a separate filing related to recovery of the EIP acquisition adjustment. On April 1, 2013, PNM made the required compliance filing. In addition, PNM filed for rehearing of FERC’s order regarding the ROE. On June 3, 2013, PNM made additional filings incorporating final 2012 data into the formula rate request. The updated formula rate would result in a $1.3 million rate increase over the rates approved by FERC on January 2, 2013. The new rates apply to all of PNM’s wholesale electric transmission service customers. On June 10, 2013, FERC denied PNM’s motion for rehearing regarding FERC’s order requiring PNM to use the median, instead of the midpoint, to calculate its ROE for the formula rate case. On August 2, 2013, the new rates went into effect, subject to refund. On May 1, 2014, PNM updated its formula rate incorporating 2013 data resulting in a $0.5 million rate increase over the then current rates. PNM filed the updated rate request with FERC on May 30, 2014, at which time the new rates became effective, subject to refund. The parties have engaged in settlement negotiations and PNM anticipates that a settlement will be filed with FERC in the near future. There is no required time frame for FERC to act upon a settlement. PNM is unable to predict the outcome of this proceeding.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

Firm-Requirements Wholesale Customers
Navopache Electric Cooperative, Inc. Rate Case
In September 2011, PNM filed an unexecuted amended sales agreement between PNM and NEC with FERC. The agreement proposed a cost of service based rate for the electric service and ancillary services PNM provides to NEC, which would result in an annual increase of $8.7 million or a 39.8% increase over existing rates. PNM also requested a FPPAC and full recovery of certain third-party transmission charges PNM incurs to serve NEC. NEC filed a protest to PNM’s filing with FERC. In November 2011, FERC issued an order accepting the filing, suspending the effective date to be effective April 14, 2012, subject to refund, and set the proceeding for settlement. The parties finalized a settlement agreement and PNM filed for the necessary FERC approval on December 6, 2012. The settlement agreement provided for an annual increase of $5.3 million and an extension of the contract for 10 years through December 31, 2035. On April 5, 2013, FERC approved the settlement agreement. PNM has refunded the amounts collected in excess of the settled rates concluding this matter.
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
On September 26, 2013, Gallup issued a request for proposals for long-term power supply. PNM submitted a proposal in November 2013. On March 26, 2014, Gallup notified PNM that the contract for long-term power supply had been awarded to another utility. PNM’s contract with Gallup ended on June 29, 2014.  PNM’s revenues for power sold under the Gallup contract were $6.1 million in the six months ended June 30, 2014 and totaled $11.7 million during 2013.  PNM’s 2014 Electric Rate Case discussed above reflects a reallocation of costs among regulatory jurisdictions reflecting the termination of the contract to serve Gallup.
TNMP
Advanced Meter System Deployment
In July 2011, the PUCT approved a settlement and authorized an AMS deployment plan that permits TNMP to collect $113.4 million in deployment costs through a surcharge over a 12-year period. TNMP began collecting the surcharge on August 11, 2011. Deployment of advanced meters began in September 2011 and is scheduled to be completed over a 5-year period.
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
On September 30, 2013, TNMP filed an application to set the initial fee and monthly charges to be assessed for non-standard metering service provided to those retail customers who choose to decline the advanced meter necessary for standard metering service. TNMP’s filing sought recovery of $0.2 million through proposed initial fees ranging from $142.84 to $247.48 and an additional $0.5 million in annual ongoing expenses via a proposed monthly charge of $38.99. On June 20, 2014, the PUCT approved a settlement among the parties permitting TNMP to recover $0.2 million in costs through initial fees ranging from $63.97 to $168.61 and ongoing annual expenses of $0.5 million collected through a $36.78 monthly fee. The settlement presumes up to 1,081 consumers will elect the non-standard meter service, but preserves TNMP’s rights to adjust the fees if the number of anticipated consumers differs from that estimate. TNMP notified all appropriate customers that they could elect non-standard

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

metering. As of February 20, 2015, 89 customers have made the election. TNMP does not expect the implementation of non-standard metering service to have a material impact on its financial position, results of operations, or cash flows.
Remand of ERCOT Transmission Rates for 1999 and 2000
Following various appeals, the ERCOT transmission rates approved for the fourth quarter of 1999 and 2000 were remanded back to the PUCT. In October 2011, TNMP joined in a non-unanimous settlement relating to resettlement of the fourth quarter of 1999. In January 2012, the PUCT approved the non-unanimous settlement awarding TNMP $1.6 million. In June 2012, TNMP filed its transmission cost recovery factor filing (“TCRF”) seeking $3.2 million in additional transmission costs. The PUCT staff requested a hearing asserting the settlement proceeds from the 1999 remand settlement must be credited against the costs TNMP requested in its TCRF. After further discussion, PUCT staff agreed that no credit was required since TNMP had not recovered those costs in 1999. The PUCT staff agreed to interim rate relief permitting TNMP to add $1.6 million in uncontested costs to its existing TCRF. TNMP implemented the interim rates on September 1, 2012. On November 19, 2012, the PUCT ordered that the $1.6 million in interim rates were final and authorized TNMP to institute a surcharge in March 2013 to collect the additional $1.6 million in initially disputed costs plus interest.
Energy Efficiency
TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor, which includes projected program costs, under or over collected costs from prior years, rate case expenses, and performance bonuses (if the programs exceed expectations). In September 2011, the PUCT approved a settlement that allows TNMP to collect the estimated 2012 energy efficiency program costs of $3.4 million and a $0.3 million bonus for 2010. TNMP’s new rates were effective January 1, 2012. On August 28, 2012, the PUCT approved a settlement that permitted TNMP to collect an aggregate of $5.2 million effective January 1, 2013. On October 25, 2013, the PUCT approved a settlement that permits TNMP to collect an aggregate of $5.6 million, including a performance bonus for 2012 of $0.7 million, beginning March 1, 2014. On May 30, 2014, TNMP filed its 2015 energy efficiency cost recovery factor application with the PUCT requesting recovery of $5.7 million to be collected beginning March 1, 2015. The request included an incentive bonus of $1.5 million for having achieved demand savings for the 2013 program year that exceeded the goal. On August 6, 2014, the parties filed a stipulation resolving TNMP’s application. The PUCT approved the settlement on September 11, 2014 permitting TNMP to collect $5.7 million beginning March 1, 2015. TNMP recorded the $1.5 million incentive bonus for 2013 upon approval by the PUCT.
Transmission Cost of Service Rates
TNMP can update its transmission rates twice per year to reflect changes in its invested capital. Updated rates reflect the addition and retirement of transmission facilities, including appropriate depreciation, federal income tax and other associated taxes, and the approved rate of return on such facilities. The following sets forth TNMP’s most recent interim transmission cost rate increases:

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(in millions)
September 27, 2012	$26.4	$2.5
March 20, 2013	21.9	2.9
September 17, 2013	18.1	2.8
March 13, 2014	18.2	2.9
September 8, 2014	25.2	4.2
In January 2015, TNMP filed an application to further update its transmission rates to reflect an increase in total rate base of $27.1 million, which would increase revenues by $4.4 million annually. The application is pending before the PUCT.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

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

See Note 6 for information on intercompany borrowing arrangements. The table below summarizes the nature and amount of related party transactions of PNMR, PNM and TNMP:

	Year Ended December 31,
	2014	2013	2012
		(In thousands)
Services billings:
PNMR to PNM	$86,871	$92,597	$99,986
PNMR to TNMP	28,349	28,937	29,110
PNM to TNMP	524	562	595
TNMP to PNMR	31	7	15
Income tax sharing payments:
PNMR to TNMP	—	—	1,951
PNMR to PNM	—	77,433	63,114
TNMP to PNMR	—	3,643	—
Interest payments:
PNM to PNMR	65	4	1
TNMP to PNMR	309	481	137

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

(19)	Accumulated Other Comprehensive Income (Loss)
AOCI reports a measure for accumulated changes in equity that result from transactions and other economic events other than transactions with shareholders. Information regarding AOCI is as follows:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gain on Available-for-Sale Securities	Pension Liability Adjustment	Fair Value Adjustment for Cash Flow Hedges	Total
		(In thousands)
PNMR
Balance at December 31, 2011	$15,634	$(82,432)	$(58)	$(66,856)
Amounts reclassified from AOCI (pre-tax)	(37,269)	4,611	182	(32,476)
Income tax impact of amounts reclassified	14,755	(1,825)	(65)	12,865
Other OCI changes (pre-tax)	38,548	(30,084)	(428)	8,036
Income tax impact of other OCI changes	(15,262)	11,910	153	(3,199)
Net change after income taxes	772	(15,388)	(158)	(14,774)
Balance at December 31, 2012	16,406	(97,820)	(216)	(81,630)
Amounts reclassified from AOCI (pre-tax)	(11,956)	6,364	207	(5,385)
Income tax impact of amounts reclassified	4,734	(2,524)	(73)	2,137
Other OCI changes (pre-tax)	27,419	17,136	(279)	44,276
Income tax impact of other OCI changes	(10,855)	(6,781)	98	(17,538)
Net change after income taxes	9,342	14,195	(47)	23,490
Balance at December 31, 2013	25,748	(83,625)	(263)	(58,140)
Amounts reclassified from AOCI (pre-tax)	(13,862)	5,152	558	(8,152)
Income tax impact of amounts reclassified	5,461	(2,032)	(195)	3,234
Other OCI changes (pre-tax)	17,473	(15,282)	(153)	2,038
Income tax impact of other OCI changes	(6,812)	6,024	53	(735)
Net change after income taxes	2,260	(6,138)	263	(3,615)
Balance at December 31, 2014	$28,008	$(89,763)	$—	$(61,755)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gain on Available-for-Sale Securities	Pension Liability Adjustment	Fair Value Adjustment for Cash Flow Hedges	Total
		(In thousands)
PNM
Balance at December 31, 2011	$15,634	$(82,432)	$—	$(66,798)
Amounts reclassified from AOCI (pre-tax)	(37,269)	4,611	—	(32,658)
Income tax impact of amounts reclassified	14,755	(1,825)	—	12,930
Other OCI changes (pre-tax)	38,548	(30,084)	—	8,464
Income tax impact of other OCI changes	(15,262)	11,910	—	(3,352)
Net change after income taxes	772	(15,388)	—	(14,616)
Balance at December 31, 2012	16,406	(97,820)	—	(81,414)
Amounts reclassified from AOCI (pre-tax)	(11,956)	6,364	—	(5,592)
Income tax impact of amounts reclassified	4,734	(2,524)	—	2,210
Other OCI changes (pre-tax)	27,419	17,136	—	44,555
Income tax impact of other OCI changes	(10,855)	(6,781)	—	(17,636)
Net change after income taxes	9,342	14,195	—	23,537
Balance at December 31, 2013	25,748	(83,625)	—	(57,877)
Amounts reclassified from AOCI (pre-tax)	(13,862)	5,152	—	(8,710)
Income tax impact of amounts reclassified	5,461	(2,032)	—	3,429
Other OCI changes (pre-tax)	17,473	(15,282)	—	2,191
Income tax impact of other OCI changes	(6,812)	6,024	—	(788)
Net change after income taxes	2,260	(6,138)	—	(3,878)
Balance at December 31, 2014	$28,008	$(89,763)	$—	$(61,755)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gain on Available-for-Sale Securities	Pension Liability Adjustment	Fair Value Adjustment for Cash Flow Hedges	Total
		(In thousands)
TNMP
Balance at December 31, 2011	$—	$—	$(58)	$(58)
Amounts reclassified from AOCI (pre-tax)	—	—	182	182
Income tax impact of amounts reclassified	—	—	(65)	(65)
Other OCI changes (pre-tax)	—	—	(428)	(428)
Income tax impact of other OCI changes	—	—	153	153
Net change after income taxes	—	—	(158)	(158)
Balance at December 31, 2012	—	—	(216)	(216)
Amounts reclassified from AOCI (pre-tax)	—	—	207	207
Income tax impact of amounts reclassified	—	—	(73)	(73)
Other OCI changes (pre-tax)	—	—	(279)	(279)
Income tax impact of other OCI changes	—	—	98	98
Net change after income taxes	—	—	(47)	(47)
Balance at December 31, 2013	—	—	(263)	(263)
Amounts reclassified from AOCI (pre-tax)	—	—	558	558
Income tax impact of amounts reclassified	—	—	(195)	(195)
Other OCI changes (pre-tax)	—	—	(153)	(153)
Income tax impact of other OCI changes	—	—	53	53
Net change after income taxes	—	—	263	263
Balance at December 31, 2014	$—	$—	$—	$—
Pre-tax amounts reclassified from AOCI related to Unrealized Gain on Available-for-Sale Securities are included in Gains on available-for-sale securities in the Consolidated Statements of Earnings. Pre-tax amounts reclassified from AOCI related to Pension Liability Adjustment are reclassified to Operating Expenses – Administrative and general in the Consolidated Statements of Earnings. For the years ended December 31, 2014 and 2013, approximately 24.4% and 18.7% of the amount reclassified were capitalized into construction work in process and approximately 2.0% and 3.0% were capitalized into other accounts. Pre-tax amounts reclassified from AOCI related to Fair Value Adjustment for Cash Flow Hedges are reclassified to Interest Charges in the Consolidated Statements of Earnings. An insignificant amount is then capitalized as AFUDC. The income tax impacts of all amounts reclassified from AOCI are included in Income Taxes in the Consolidated Statements of Earnings.

(20) Goodwill; Impairments
The excess purchase price over the fair value of the assets acquired and the liabilities assumed by PNMR for its 2005 acquisition of TNP was recorded as goodwill and was pushed down to the businesses acquired. In 2007, the TNMP assets that were included in its New Mexico operations, including goodwill, were transferred to PNM.
GAAP requires the Company to evaluate its goodwill for impairment annually at the reporting unit level or more frequently if circumstances indicate that the goodwill may be impaired. The Company evaluates goodwill impairment as of April 1st of each year. PNMR’s reporting units that have goodwill are PNM and TNMP. Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, and determination of the fair value of each reporting unit.
GAAP provides that in certain circumstances an entity may perform a qualitative analysis to conclude that the goodwill of a reporting unit is not impaired. Under a qualitative assessment an entity considers macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events affecting a reporting unit,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

as well as whether a sustained decrease (both absolute and relative to its peers) in share price had occurred. An entity considers the extent to which each of the adverse events and circumstances identified could affect the comparison of a reporting unit’s fair value with its carrying amount. An entity places more weight on the events and circumstances that most affect a reporting unit’s fair value or the carrying amount of its net assets. An entity also considers positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity evaluates, on the basis of the weight of evidence, the significance of all identified events and circumstances in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative analysis is not required.
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
For the PNM reporting unit, a discounted cash flow methodology was primarily used in the quantitative analysis to estimate the fair value of the reporting unit. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of long-term growth rates for the business, and determination of appropriate weighted average cost of capital for each reporting unit. Changes in these estimates and assumptions could materially affect the determination of fair value and the conclusion of impairment.
The April 1, 2014 and 2013 quantitative evaluations indicated the fair value of the PNM reporting unit, which has goodwill of $51.6 million, exceeded its carrying value by approximately 30% and 27%. An increase of 0.5% in the expected return on equity capital utilized in discounting the forecasted cash flows, would have reduced the excess of PNM’s fair value over carrying value to approximately 23% and 20% at April 1, 2014 and 2013. The 2014 and 2013 qualitative analysis for the TNMP reporting unit, which has goodwill of $226.7 million, included the consideration of various reporting unit specific factors as well as industry and macroeconomic factors to determine whether these factors were reasonably likely to have a material impact on the fair value of the reporting unit. Factors considered included the results of the April 1, 2012 quantitative analysis, which indicated that fair value exceeded carrying value of the reporting unit by approximately 26%, current and long-term forecasted financial results, regulatory environment, credit rating, interest rate environment, absolute and relative price of PNMR’s common stock, and operating strategy. TNMP believes it is operating within a generally favorable regulatory environment, its historical and forecasted financial results are positive, and its credit is perceived positively. Based on the analysis of the relevant factors, PNMR concluded that it is more likely than not that the fair value of the TNMP reporting unit exceeds its carrying value. The annual evaluations performed as of April 1, 2014 and 2013 did not indicate impairments of the goodwill of any of PNMR’s reporting units. Since the April 1, 2014 annual evaluation, there have been no indications that the fair values of the reporting units with recorded goodwill have decreased below the carrying values.
Prior annual evaluations have not indicated impairments of any of PNMR’s reporting units, except in 2008. During 2008, the market capitalization of PNMR’s common stock was significantly below book value. In addition, First Choice, a PNMR reporting unit that was sold in 2011, was significantly impacted by depressed economic conditions and changes in the market in which it operated. As a result, goodwill impairments of $51.1 million for PNM, $34.5 million for TNMP, and an aggregate of $174.4 million for PNMR were recorded in 2008. Since 2008, the price of PNMR’s common stock has increased, improving the relationship between PNMR’s market capitalization and book value. In addition, improved regulatory treatment has been experienced by PNM in New Mexico and by TNMP in Texas. These factors resulted in more predictable earnings and increased fair values of the reporting units. Since 2008, the annual evaluations have not indicated that the fair values of the reporting units with recorded goodwill have decreased below their carrying values.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

(21) Quarterly Operating Results (Unaudited)
Unaudited operating results by quarters for 2014 and 2013 are presented below. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for such periods have been included.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
PNMR
2014
Operating revenues	$328,897	$346,160	$413,951	$346,845
Operating income	48,753	71,296	116,799	62,849
Net earnings	16,131	33,181	59,486	22,111
Net earnings attributable to PNMR	12,468	29,141	55,653	18,992
Net Earnings Attributable to PNMR per Common Share:
Basic	0.16	0.37	0.70	0.24
Diluted	0.16	0.36	0.69	0.24
2013
Operating revenues	$317,665	$347,599	$399,730	$322,929
Operating income	50,704	77,867	117,739	40,532
Net earnings	13,962	31,383	58,814	11,397
Net earnings attributable to PNMR	10,626	27,678	54,555	7,648
Net Earnings Attributable to PNMR per Common Share:
Basic	0.13	0.35	0.68	0.10
Diluted	0.13	0.34	0.68	0.10
PNM
2014
Operating revenues	$262,736	$275,704	$334,993	$274,481
Operating income	31,304	49,806	90,615	40,988
Net earnings	11,205	24,254	49,052	16,942
Net earnings attributable to PNM	7,674	20,346	45,351	13,955
2013
Operating revenues	$257,894	$279,690	$326,026	$252,702
Operating income	37,239	58,302	95,217	18,427
Net earnings	14,773	29,697	51,950	6,256
Net earnings attributable to PNM	11,569	26,124	47,823	2,639
TNMP
2014
Operating revenues	$66,161	$70,456	$78,958	$72,364
Operating income	17,262	21,265	25,873	21,188
Net earnings	6,803	9,534	12,355	9,115
2013
Operating revenues	$59,771	$67,909	$73,704	$70,227
Operating income	13,054	19,667	22,254	17,210
Net earnings	3,726	8,339	10,106	6,919

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
PNM Resources, Inc:
We have reported separately herein on the consolidated balance sheets of PNM Resources, Inc and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of earnings, consolidated statements of comprehensive income, consolidated statements of changes in equity, and consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2014. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed within Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Albuquerque, New Mexico
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Public Service Company of New Mexico:
We have reported separately herein on the consolidated balance sheets of Public Service Company of New Mexico and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of earnings, consolidated statements of comprehensive income, consolidated statements of changes in equity, and consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2014. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed within Item 15. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Albuquerque, New Mexico
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
Texas-New Mexico Power Company:
We have audited and reported separately herein on the consolidated balance sheets of Texas-New Mexico Power Company and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of earnings, consolidated statements of comprehensive income, consolidated statements of changes in equity, and consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2014. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed within Item 15. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Albuquerque, New Mexico
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
PNM Resources, Inc.
Albuquerque, New Mexico
We have audited the consolidated financial statements of PNM Resources, Inc. and subsidiaries (the "Company") for the year ended December 31, 2012, and have issued our report thereon dated March 1, 2013; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audit also included the consolidated financial statement schedules for the year ended December 31, 2012 of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Public Service Company of New Mexico
Albuquerque, New Mexico

and

Texas-New Mexico Power Company
Lewisville, Texas

We have audited the consolidated financial statements of Public Service Company of New Mexico and subsidiaries and Texas-New Mexico Power Company and subsidiaries (the "Companies") for the year ended December 31, 2012, and have issued our reports thereon dated March 1, 2013; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules for the year ended December 31, 2012 of the Companies listed in Item 15 . These consolidated financial statement schedules are the responsibility of the Companies’ management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 1, 2013

SCHEDULE I
PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF EARNINGS

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Operating Revenues	$—	$—	$—
Operating Expenses	650	941	3,287
Operating income (loss)	(650)	(941)	(3,287)
Other Income and Deductions:
Equity in earnings of subsidiaries	124,543	116,634	117,900
Other income	622	769	670
Other deductions	(13,650)	(22,825)	(20,904)
Net other income (deductions)	111,515	94,578	97,666
Earnings Before Income Taxes	110,865	93,637	94,379
Income Tax Expense (Benefit)	(5,389)	(6,870)	(11,168)
Net Earnings	$116,254	$100,507	$105,547

SCHEDULE I
PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$116,254	$100,507	$105,547
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	680	4,192	5,000
Deferred income tax expense	(69,442)	(51,820)	(46,632)
Equity in (earnings) of subsidiaries	(124,543)	(116,634)	(117,900)
Loss on reacquired debt	—	3,253	—
Stock based compensation expense	5,931	5,320	3,585
Changes in certain assets and liabilities:
Other current assets	22,955	28,460	(43,638)
Other assets	51,644	46,558	34,096
Accounts payable	(88)	620	8
Accrued interest and taxes	(7,683)	(9,266)	(28,855)
Other current liabilities	(1,668)	(146)	3,876
Other liabilities	28,704	(27,756)	(29,601)
Net cash flows from operating activities	22,744	(16,712)	(114,514)
Cash Flows From Investing Activities:
Utility plant additions	(474)	(960)	(7,524)
Investments in subsidiaries	—	(13,800)	—
Cash dividends from subsidiaries	46,599	158,772	61,406
Net cash flows from investing activities	46,125	144,012	53,882
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	600	(37,600)	120,900
Repayment of long-term debt	—	(29,468)	(2,387)
Proceeds from stock option exercise	6,999	4,618	11,684
Purchases to satisfy awards of common stock	(17,319)	(13,807)	(25,168)
Dividends paid	(58,940)	(50,980)	(44,609)
Other, net	81	—	—
Net cash flows from financing activities	(68,579)	(127,237)	60,420
Change in Cash and Cash Equivalents	290	63	(212)
Cash and Cash Equivalents at Beginning of Period	92	29	241
Cash and Cash Equivalents at End of Period	$382	$92	$29
Supplemental Cash Flow Disclosures:
Interest paid	$12,152	$14,510	$15,007
Income taxes paid (refunded), net	$(2,014)	$22,378	$1,501

SCHEDULE I
PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands)
Assets
Cash and cash equivalents	$382	$92
Intercompany receivables	107,619	136,387
Income taxes receivable	29	14,989
Other, net	8,115	8,544
Total current assets	116,145	160,012
Property, plant and equipment, net of accumulated depreciation of $10,251 and $9,167	27,076	26,601
Investment in subsidiaries	1,757,650	1,683,321
Other long-term assets	70,939	53,892
Total long-term assets	1,855,665	1,763,814
	$1,971,810	$1,923,826
Liabilities and Stockholders’ Equity
Short-term debt	$100,600	$100,000
Short-term debt-affiliate	8,819	8,819
Current maturities of long-term debt	118,766	—
Accrued interest and taxes	2,816	2,797
Other current liabilities	16,320	16,876
Total current liabilities	247,321	128,492
Long-term debt	—	118,766
Other long-term liabilities	2,943	2,999
Total liabilities	250,264	250,257
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 79,653,624 shares)	1,173,845	1,178,369
Accumulated other comprehensive income (loss), net of tax	(61,755)	(58,140)
Retained earnings	609,456	553,340
Total common stockholders’ equity	1,721,546	1,673,569
	$1,971,810	$1,923,826
See Notes 6, 7, 14, and 16 for information regarding commitments, contingencies, and maturities of long-term debt.

SCHEDULE II
PNM RESOURCES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs and other	Balance at end of year
		(In thousands)
Allowance for doubtful accounts, year ended December 31:
2012	$1,778	$3,367	$—	$3,394	$1,751
2013	$1,751	$2,849	$—	$3,177	$1,423
2014	$1,423	$3,267	$—	$3,224	$1,466

SCHEDULE II
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs	Balance at end of year
		(In thousands)
Allowance for doubtful accounts, year ended December 31:
2012	$1,778	$3,384	$—	$3,411	$1,751
2013	$1,751	$2,864	$—	$3,192	$1,423
2014	$1,423	$3,275	$—	$3,232	$1,466

SCHEDULE II
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs	Balance at end of year
		(In thousands)
Allowance for doubtful accounts, year ended December 31:
2012	$—	$(17)	$—	$(17)	$—
2013	$—	$(15)	$—	$(15)	$—
2014	$—	$(8)	$—	$(8)	$—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

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
“Management’s Annual Report on Internal Control Over Financial Reporting” appears on page B-2. This report is incorporated by reference herein. PNMR’s internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, as an independent registered public accounting firm, as stated in their report which is included herein.
(c) Changes in internal controls.
There have been no changes in PNMR’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, PNMR’s internal control over financial reporting.
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

(c) Changes in internal controls.

There have been no changes in PNM’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, PNM’s internal control over financial reporting.

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

(c) Changes in internal controls.

There have been no changes in TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, TNMP’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On February 26, 2015, the Board approved an amendment to PNMR’s bylaws effective February 26, 2015. The amendment revised one of the qualifications for director candidates set forth in Article II, Section 9(f) of PNMR’s bylaws by deleting the requirement that candidates have an equity ownership interest in PNMR before commencing service on the Board. The bylaws retain the requirement that each director have an equity ownership in PNMR consistent with the approved director stock ownership guidelines. Disclosure of PNMR’s bylaw amendment is being made under this Item 9B of Form 10-K in lieu of Item 5.03(a) of Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Reference is hereby made to “Proposal 1: Elect Nine Directors” in PNMR’s Proxy Statement relating to the annual meeting of stockholders to be held on May 12, 2015 (the “2015 Proxy Statement”), to PART I, SUPPLEMENTAL ITEM – “EXECUTIVE OFFICERS OF THE COMPANY” in this Form 10-K, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Code of Ethics,” and “Board Committees and Their Functions” – “Audit and Ethics Committee” in the 2015 Proxy Statement. The Company intends to satisfy the disclosure requirements of Form 8-K relating to amendments to the Company’s code of ethics applicable to its senior executive and financial officers by posting such information on its Internet website. Information about the Company’s website is included under Part I, Item 1 – “Websites.”
PNMR’s common stock is listed on the New York Stock Exchange. As a result, PNMR’s Chief Executive Officer is required to make an annual certification to the New York Stock Exchange stating that she was not aware of any violations by PNMR of the New York Stock Exchange corporate governance listing standards. PNMR’s Chief Executive Officer made the most recent certification to the New York Stock Exchange on June 3, 2014.

ITEM 11.	EXECUTIVE COMPENSATION
Reference is hereby made to “Executive Compensation”, and all subheadings thereunder from “Compensation Discussion and Analysis” to “Change in Control, Termination, Retirement, or Impaction”, “Director Compensation,” and “Board Committees and Their Functions – Compensation and Human Resources Committee – Interlocks and Insider Participation” in the 2015 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Reference is hereby made to “Ownership of Our Common Stock – Five Percent Shareholders” and “ – Executive Officers and Directors” and “Equity Compensation Plan Information” in the 2015 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Reference is hereby made to “Information About Our Corporate Governance – Related Person Transaction Policy” and “ – Director Independence” in the 2015 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Reference is hereby made to “Audit and Ethics Committee Report” and “Independent Auditor Fees” in the 2015 Proxy Statement. Independent auditor fees for PNM and TNMP are reported in the 2015 Proxy Statement for PNMR. All such fees are fees of PNMR. PNMR charges a management fee to PNM and TNMP that includes an allocation of independent auditor fees.

C- 2

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) - 1.	See Index to Financial Statements under Part II, Item 8.

(a) - 2.	Financial Statement Schedules for the years 2014, 2013, and 2012 are omitted for the reason that they are not required or the information is otherwise supplied under Part II, Item 8.

(a) - 3-A.	Exhibits Filed:

Exhibit No		Description

3.4	PNMR	Bylaws of PNM Resources, Inc. with all amendments through February 26, 2015

10.1.1**	PNMR	2015 Director Compensation Summary

10.1.2**	PNMR	PNM Resources, Inc. Executive Savings Plan II, amended and restated effective as of January 1, 2015, executed as of December 29, 2014

10.2**	PNM	Employee Retention Agreement executed December 9, 2014 between PNM Resources, Inc. and Charles N. Eldred

10.3	PNM	Extension of LOI Deadline Under Amendment No. Six to Underground Coal Sales Agreement among SJCC, PNM and Tucson dated February 20, 2015

10.4.1**	PNMR	Acknowledgment Form for officer performance share awards granted under the Second Amended and Restated Omnibus Performance Equity Plan dated May 19, 2009, as amended

10.4.2**	PNMR	Acknowledgment Form for officer restricted stock rights awards granted under the PNM Resources, Inc. 2014 Performance Equity Plan dated May 15, 2014

10.4.3**	PNMR	Acknowledgment Form for director restricted stock rights awards granted under the PNM Resources, Inc. 2014 Performance Equity Plan dated May 15, 2014

10.4.4**	PNMR	Employee Retention Agreement executed December 9, 2014 between PNMR Services Company and Thomas G. Sategna

12.1	PNMR	Ratio of Earnings to Fixed Charges

12.2	PNM	Ratio of Earnings to Fixed Charges

12.3	TNMP	Ratio of Earnings to Fixed Charges

21	PNMR	Certain subsidiaries of PNM Resources, Inc.

23.1	PNMR	Consent of KPMG LLP for PNM Resources, Inc.

23.2	PNM	Consent of KPMG LLP for Public Service Company of New Mexico

23.3	PNMR	Consent of Deloitte & Touche LLP for PNM Resources, Inc.

23.4	PNM	Consent of Deloitte & Touche LLP for Public Service Company of New Mexico

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNM	Chief Financial Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	TNMP	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	PNMR	XBRL Instance Document

101.SCH	PNMR	XBRL Taxonomy Extension Schema Document

101.CAL	PNMR	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	PNMR	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	PNMR	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	PNMR	XBRL Taxonomy Extension Presentation Linkbase Document

(a) -3- B.	Exhibits Incorporated By Reference:
The documents listed below are being filed (as shown above) or have been previously filed on behalf of PNM Resources, PNM or TNMP and are incorporated by reference to the filings set forth below pursuant to Exchange Act Rule 12b-32 and Regulation S-K section 10, paragraph (d).

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:

Articles of Incorporation and By-laws
3.1	Articles of Incorporation of PNM Resources, as amended to date (Certificate of Amendment dated October 27, 2008 and Restated Articles of Incorporation dated August 3, 2006)	3.1 to the Company’s Current Report on Form 8-K filed November 21, 2008	1-32462 PNMR

3.2	Restated Articles of Incorporation of PNM, as amended through May 31, 2002	3.1.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	1-6986 PNM

3.3	Articles of Incorporation of TNMP, as amended through July 7, 2005	3.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	2-97230 TNMP

3.4	Bylaws of PNM Resources, Inc. with all amendments to and including February 26, 2015	3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014	1-32462 PNMR

3.5	Bylaws of PNM with all amendments to and including May 31, 2002	3.1.2 to the Company’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002	1-6986 PNM

3.6	Bylaws of TNMP with all amendments to and including June 18, 2013	3.6 to TNMP’s Current Report on Form 8-K filed June 20, 2013	2-97230 TNMP

Indentures‡
PNMR
4.1	Indenture, dated as of March 15, 2005, between PNMR and JPMorgan Chase Bank, N.A., as Trustee	10.2 to PNMR’s Current Report on Form 8-K filed March 31, 2005	1-32462 PNMR

4.2	Supplemental Indenture No. 1, dated as of March 30, 2005, between the Company and JPMorgan Chase Bank, N.A. as Trustee, with Form of Senior Note included as Exhibit A thereto	10.3 to PNMR’s Current Report on Form 8-K filed March 31, 2005	333-32170 PNMR

4.3	Supplemental Indenture No. 2, dated as of May 16, 2008 between PNMR and The Bank of New York Trust Company, N.A. (successor to JPMorgan Chase Bank, N.A.), as trustee	4.3 to PNMR’s Current Report on Form 8-K filed May 21, 2008	1-32462 PNMR

4.4	Agreement of Resignation, Appointment and Acceptance, effective as of June 1, 2011, among PNMR, The Bank of New York Mellon Trust Company, N.A. and Union Bank, N.A. (for March 15, 2005 PNMR Indenture)	4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011	1-32462 PNMR

PNM
4.5	Indenture (for Senior Notes), dated as of March 11, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.6	First Supplemental Indenture, dated as of March 11, 1998, supplemental to Indenture, dated as of March 11, 1998, Between PNM and The Chase Manhattan Bank, as Trustee	4.5 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.7	Second Supplemental Indenture, dated as of March 11, 1998, supplemental to Indenture, dated as of March 11, 1998, Between PNM and The Chase Manhattan Bank, as Trustee	4.6 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.8	Third Supplemental Indenture, dated as of October 1, 1999 to Indenture dated as of March 11, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.6.1 to PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999	1-6986 PNM

4.9	Fourth Supplemental Indenture, dated as of May 1, 2003 to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee	4.6.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

4.10	Fifth Supplemental Indenture, dated as of May 1, 2003 to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank, as Trustee	4.6.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

4.11	Sixth Supplemental Indenture, dated as of May 1, 2003 to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank, as Trustee	4.6.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

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
		4.1 to PNM’s Current Report on Form 8-K filed October 12, 2011	1-6986 PNM

TNMP
4.23	The First Mortgage Indenture dated as of March 23, 2009, between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee	4.1 to TNMP’s Current Report on Form 8-K filed March 27, 2009	2-97230 TNMP

4.24	The First Supplemental Indenture dated as of March 23, 2009, between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee	4.2 to TNMP’s Current Report on Form 8-K filed March 27, 2009	2-97230 TNMP

4.25	The Second Supplemental Indenture dated as of March 25, 2009, between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee	4.3 to TNMP’s Current Report on Form 8-K filed March 27, 2009	2-97230 TNMP

4.26	The Third Supplemental Indenture dated as of April 30, 2009 between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee	4.1 to TNMP’s Current Report on Form 8-K filed May 6, 2009	2-97230 TNMP

4.27	First Amendment dated as of December 16, 2010 between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee to The Third Supplemental Indenture dated as of April 30, 2009	4.1 to TNMP’s Current Report on Form 8-K filed December 17, 2010	2-97230 TNMP

4.28	Agreement of Resignation, Appointment and Acceptance, effective as of June 1, 2011, among TNMP, The Bank of New York Mellon Trust Company, N.A. and Union Bank, N.A. (for March 23, 2009 TNMP Indenture)	4.4 to TNMP’s Quarterly Report Form 10-Q for the quarter ended June 30, 2011	2-97230 TNMP

4.29	Fourth Supplemental Indenture dated as of September 30, 2011 between TNMP and Union Bank, N.A., as Trustee	4.1 to TNMP’s Current Report on Form 8-K filed October 6, 2011	2-97230 TNMP

4.30	Fifth Supplemental Indenture dated as of April 3, 2013 between TNMP and Union Bank, N.A., as Trustee	4.1 to TNMP’s Current Report on Form 8-K filed April 3, 2013	2-97230 TNMP

4.31	Sixth Supplemental Indenture dated as of June 27, 2014 between TNMP and Union Bank, N.A., as Trustee	4.1 to TNMP’s Current Report on Form 8-K filed June 27, 2014	2-97230 TNMP

Material Contracts
10.5
Credit Agreement, dated as of October 31, 2011, among PNM Resources, Inc., the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent and Union Bank, N.A., as Syndication Agent
		10.1 to the Company’s Current Report on Form 8-K filed October 31, 2011	1-32462 PNMR

10.6	First Amendment to Credit Agreement dated January 18, 2012 among PNMR, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent	10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011	1-32462 PNMR

10.7	Second Amendment to Credit Agreement dated October 31, 2013 among PNMR, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent	10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013	1-32462 PNMR

10.8	Third Amendment to Credit Agreement dated December 17, 2014 among PNMR, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent	10.1 to the Company’s Current Report on Form 8-K filed December 17, 2014	1-32462 PNMR

10.9
Second Amended and Restated Term Loan Agreement dated as of December 22, 2014 among PNMR, the lender parties (JPMorgan Chase Bank, N.A. and Union Bank, N.A.) and JPMorgan Chase Bank, N.A., as administrative agent
		10.1 to PNMR’s to the Company’s Current Report on Form 10-K December 22, 2014	1-32462 PNMR

10.10	Credit Agreement, dated as of October 31, 2011, among PNM, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent and Union Bank, N.A., as Syndication Agent	10.2 to PNM’s Current Report on Form 8-K filed October 31, 2011	1-6986 PNM

10.11	First Amendment to Credit Agreement dated January 18, 2012 among PNM, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent	10.2 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2011	1-6986 PNM

10.12	Second Amendment to Credit Agreement executed December 17, 2014 and fully effective as of January 22, 2015	10.2 to the Company’s Current Report on Form 8-K filed December 17, 2014	1-6986 PNM

10.13
Credit Agreement, dated as of January 8, 2014, among PNM, the lenders identified therein, and U.S. Bank National Association, as Administrative Agent and BOKF, N.A. d/b/a Bank of Albuquerque, as Syndication Agent
		10.1 to PNM’s Current Report on Form 8-K filed January 8, 2014	1-6986 PNM

10.14	Term Loan Agreement dated as of April 22, 2013, among PNM, the lenders identified therein and Union Bank, N.A. as administrative agent	10.1 to PNM’s Current Report on Form 8-K filed April 23, 2013	1-6986 PNM

10.15	Term Loan Agreement dated as of December 22, 2014 between PNM and JPMorgan Chase Bank, as lender and administrative agent	10.2 to PNM’s Current Report on Form 8-K filed December 22, 2014	1-6987 PNM

10.16	Second Amended and Restated Credit Agreement, dated as of September 18, 2013, among TNMP, the lenders identified therein and Key Bank National Association, as administrative agent	10.1 to TNMP’s Current Report on Form 8-K filed September 18, 2013	2-97230 TNMP

10.17	Term Loan Credit Agreement dated as of September 30, 2011, among TNMP, as borrower, the lenders identified therein, and JPMorgan Chase Bank, N.A., as administrative agent	10.1 to TNMP’s Current Report on Form 8-K filed October 6, 2011	2-97230 TNMP

10.18	Bond Purchase Agreement dated December 9, 2013 between TNMP and the purchasers named therein (for $80,000,000 4.03% First Mortgage Bonds, due 2024, Series 2014A)	10.1 to TNMP’s Current Report on Form 8-K filed December 10, 2013	2-97230 TNMP

10.19**	PNM Resources, Inc. 2014 Performance Equity Plan dated May 15, 2014	4.3 to PNMR’s Form S-8 Registration Statement filed May 15, 2014	333-195974 PNMR

10.20**	PNM Resources, Inc. Second Amended and Restated Omnibus Performance Equity Plan dated May 19, 2009	4.1 to PNM Resources’ Form S-8 Registration Statement filed May 20, 2009	333-159361 PNMR

10.21**	Amendment dated May 17, 2011 to PNMR’s Second Amended and Restated Omnibus Performance Equity Plan	10.1 to PNMR’s Current Report Form 8-K filed May 20, 2011	1-32462 PNMR

10.22**	Second Amendment executed March 28, 2012 to the PNMR Second Amended and Restated Omnibus Performance Equity Plan	10.6 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012	1-32462 PNMR

10.23**	Third Amendment (approved by PNMR shareholders on May 15, 2012) to the PNMR Second Amended and Restated Omnibus Performance Equity Plan	10.1 to PNMR’s Current Report on Form 8-K filed May 17, 2012	1-32462 PNMR

10.24**	PNM Resources, Inc. 2014 Officer Annual Incentive Plan dated March 20, 2014	10.1 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014	1-32462 PNMR

10.25**	PNM Resources, Inc. 2013 Officer Annual Incentive Plan dated March 29, 2013	10.1 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013	1-32462 PNMR

10.26**	PNM Resources, Inc. 2014 Long-Term Incentive Plan dated March 20, 2014	10.2 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014	1-32464 PNMR

10.27**	PNM Resources, Inc. 2013 Long-Term Incentive Plan dated March 29, 2013	10.2 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013	1-32462 PNMR

10.28**	PNM Resources, Inc. 2012 Long-Term Incentive Plan dated March 28, 2012	10.2 to the Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2012	1-32462 PNMR

10.29**	Acknowledgment Form for officer performance share awards granted under Second Amended Restated Omnibus Performance Equity Plan dated May 19, 2009, as amended	10.4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014	1-32462 PNMR

10.30**	Form of Stock Option Award Agreement for non-qualified stock options granted under performance equity plan in 2010	10.3 to PNMR’s Current Report on Form 8-K filed May 26, 2009	1-32462 PNMR

10.31**	Form of the award agreement for non- qualified stock options granted under performance equity plan in 2007-2009	10.2 to the Company’s Current Report on Form 8-K filed February 16, 2007	1-32462 PNMR

10.32**	Acknowledgement Forms for restricted stock rights awards granted under the Second Amended and Restated Omnibus Performance Equity Plan dated May 19, 2009, as amended	10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013	1-32462 PNMR

10.33**	Special Performance-Based Retention Award Agreement between PNMR and Patricia K. Collawn dated March 29, 2012	10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012	1-32462 PNMR

10.34*	Employee Retention Agreement executed December 9, 2014 between PNMR and Charles N. Eldred	10.2 to PNMR’s Annual Report on For 10-K for the year ended December 31, 2014	1-32462 PNMR

10.35**	Acknowledgement Form for officer restricted stock rights awards granted under the PNM Resources, Inc. 2014 Performance Equity Plan dated May 15, 2014	10.4.2 to PNMR’s Annual Report on For 10-K for the year ended December 31, 2014	1-32462 PNMR

10.36**	2013 Director Compensation Summary (2014 annual retainer is the same as the 2013 annual retainer)	10.1 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2012	1-32462 PNMR

10.37**	2015 Director Compensation Summary	10.1.1 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2014	1-32462 PNMR

10.38**	Acknowledgement Forms for restricted stock rights and stock option awards granted to directors under the Second Amended and Restated Omnibus Performance Equity Plan dated May 19, 2009, as amended	10.3 to the Company’s Current Report on Form 8-K filed March 1, 2011	1-32462 PNMR

10.39**	Acknowledgment Form with attached Terms and Conditions for restricted stock rights awards granted to directors under the PNM Resources, Inc. 2014 Performance Equity Plan dated May 15, 2014	10.4.3 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2014	1-32462 PNMR

10.40**	PNM Resources, Inc. Executive Spending Account Plan (amended and restated effective January 1, 2011)	10.4 to the Company’s Current Report on Form 8-K filed March 1, 2011	1-32462 PNMR

10.41**	PNM Resources, Inc. Executive Savings Plan II (amended and restated effective January 1, 2015)	10.1.2 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2014	1-32462 PNMR

10.42**	PNM Resources, Inc. After-Tax Retirement Plan effective January 1, 2009	10.5 to PNMR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.43**	First Amendment executed March 28, 2012 to the PNMR After-Tax Retirement Plan	10.5 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012	1-32462 PNMR

10.44**	Second, Third and Fourth Amendments, each effective January 1, 2014, to the PNM Resources, Inc. After-Tax Retirement Plan	10.5 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2013	1-32462 PNMR

10.45**	Summary of Executive Time Off Policy Effective January 1, 2006	10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	1-32462 PNMR

10.46**	Amendment to Corporate Policy Absence from Work Policy 125 executed December 16, 2011	10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011	1-32462 PNMR

10.47**	PNM Resources, Inc. Annual Executive Physical Exam Program Wraparound Plan Document effective as of January 1, 2014	10.7 to PNMR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013	1-32462 PNMR

10.48**	PNM Resources, Inc. Non-Union Severance Pay Plan effective August 1, 2007 (amended and restated)	10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 PNMR

10.49**	First Amendment to the PNM Resources Non-Union Severance Pay Plan executed November 20, 2008	10.3 to PNMR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.50**	Second Amendment (executed March 27, 2012) to PNMR Non-Union Severance Pay Plan	10.8 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012	1-32462 PNMR

10.51**	PNM Resources, Inc. Officer Retention Plan executed March 28, 2012 as amended and restated effective as of January 1, 2012	10.7 to the Company’s Quarterly Report in Form 10-Q for the quarter ended March 31, 2012	1-32462 PNMR

10.52**	PNM Resources, Inc. Director Retainer Plan, dated December 31, 2001	4.3 to PNM Resources, Inc. Post-Effective Amendment No. 1 to Form S-8 Registration Statement filed December 31, 2001	333-03289 PNMR

10.53**	First Amendment dated February 17, 2003 to PNM Resources, Inc. Director Retainer Plan	10.40.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003	333-32170 PNMR

10.54**	PNM Resources Officer Life Insurance Plan dated April 28, 2004	10.24.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004	333-32170 PNMR

10.55**	First Amendment to PNM Resources Officer Life Insurance Plan dated December 16, 2004	10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.	333-32170 PNMR

10.56**	Second Amendment to PNM Resources Officer Life Insurance Plan executed April 15, 2007	10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 PNMR

10.57**	Third Amendment to the PNMR Officer Life Insurance Plan effective January 1, 2009	10.10 to PNMR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.58**	Fourth Amendment to the PNMR Officer Life Insurance Plan effective January 1, 2009	10.15 to PNMR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.59**	Fifth Amendment to the PNM Resources, Inc. Officer Life Insurance Plan executed December 16, 2011	10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011	1-32462 PNMR

10.60**	Executive Long Term Disability Plan effective January 1, 2003	10.88 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002	333-32170 PNMR

10.61	Supplemental Indenture of Lease dated as of July 19, 1966 between PNM and other participants in the Four Corners Project and the Navajo Indian Tribal Council	4-D to PNM’s Registration Statement No. 2-26116	2-26116 PNM

10.62
Amendment and Supplement No. 1 to Supplemental and Additional Indenture of Lease dated April 25, 1985 between the Navajo Tribe of Indians and Arizona Public Service Company, El Paso Electric Company, Public Service Company of New Mexico, Salt River Project Agricultural Improvement and Power District, Southern California Edison Company, and Tucson Electric Power Company (refiled)
		10.1.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1995	1-6986 PNM

10.63	Amendment and Supplement No. 2 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011	10.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-6986 PNM

10.64	Amendment and Supplement No. 3 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011	10.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-6986 PNM

10.65	Water Supply Agreement between the Jicarilla Apache Tribe and Public Service Company of New Mexico, dated July 20, 2000	10.5 to PNM’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2001	1-6986 PNM

10.66
Arizona Nuclear Power Project Participation Agreement among PNM and Arizona Public Service Company, Salt River Project Agricultural Improvement and Power District, Tucson Gas & Electric Company and El Paso Electric Company, dated August 23, 1973
		5-T to PNM’s Registration Statement No. 2-50338	2-50338 PNM

10.67	Amendments No. 1 through No. 6 to Arizona Nuclear Power Project Participation Agreement	10.8.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1991	1-6986 PNM

10.68	Amendment No. 7 effective April 1, 1982, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.2 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1991	1-6986 PNM

10.69	Amendment No. 8 effective September 12, 1983, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.58 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.70	Amendment No. 9 to Arizona Nuclear Power Project Participation Agreement dated as of June 12, 1984 (refiled)	10.8.4 to PNM’s Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1994	1-6986 PNM

10.71	Amendment No. 10 dated as of November 21, 1985 and Amendment No. 11 dated as of June 13, 1986 and effective January 10, 1987 to Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.5 to PNM’s Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1995	1-6986 PNM

10.72	Amendment No. 12 to Arizona Nuclear Power Project Participation Agreement dated June 14, 1988, and effective August 5, 1988	19.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990	1-6986 PNM

10.73	Amendment No. 13 to the Arizona Nuclear Power Project Participation Agreement dated April 4, 1990, and effective June 15, 1991	10.8.10 to PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990	1-6986 PNM

10.74	Amendment No. 14 to the Arizona Nuclear Power Project Participation Agreement effective June 20, 2000	10.8.9 to PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000	1-6986 PNM

10.75	Amendment No. 15 to the Arizona Nuclear Power Project Participation Agreement dated November 29, 2010 and effective January 13, 2011	10.1 to PNM’s Current Report on Form 8-K filed March 1, 2011	1-6986 PNM

1076	Amendment No. 16, effective as of April 28, 2014, to the Arizona Nuclear Power Project Participation Agreement	10.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014	1-6986 PNM

10.77	Underground Coal Sales Agreement, dated August 31, 2001 among San Juan Coal Company, PNM and Tucson Electric Power Company
10.85 to PNM’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2001 (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
1-6986 PNM

10.78	Amendment One to Underground Coal Sales Agreement dated December 15, 2003 among San Juan Coal Company, PNM and Tucson Electric Coal Company
10.9.1 to PNM’s Amended Report on Form 10-K for fiscal year ended December 31, 2003 (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
1-6986 PNM

10.79	Amendment Two to Underground Coal Sales Agreement effective September 15, 2004 among San Juan Coal Company, PNM and Tucson Electric Coal Company	10.9.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004	1-6986 PNM

10.80
Amendment Three to Underground Coal Sales Agreement executed April 29, 2005 among San Juan Coal Company, PNM and Tucson Electric Coal Company (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
		10.86.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	1-6986 PNM

10.81	Amendment Four to Underground Coal Sales Agreement effective March 7, 2007 among San Juan Coal Company, PNM and Tucson Electric Coal Company	10.89 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007	1-6986 PNM

10.82
Amendment Five to Underground Coal Sales Agreement executed December 21, 2007 among San Juan Coal Company, PNM and Tucson Electric Power Company (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
		10.95 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2007	1-6986 PNM

10.83	Amendment No. Six to Underground Coal Sales Agreement executed October 2, 2014 among San Juan Coal Company, PNM and Tucson Electric Power Company and acknowledged by San Juan Transportation Company	10.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014	1-6986 PNM

10.83.1	Extension of LOI Deadline Under Amendment No. Six to Underground Coal Sales Agreement among SJCC, PNM and Tucson dated February 20, 2015	10.3 to the Company’s Annual Report on Form 10-K for the year ended December, 31 2014	1-6986 PNM

10.84
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
		10.2 to PNM’s Quarter Report on Form 10-Q for the quarter ended September 30, 2014	1-6986 PNM

10.85	Participation Agreement among PNM, Tucson Electric Power Company and certain financial institutions relating to the San Juan Coal Trust dated as of December 31, 1981 (refiled)	10.14 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1992	1-6986 PNM

10.86
Participation Agreement dated as of June 30, 1983 among Security Trust Company, as Trustee, PNM, Tucson Electric Power Company and certain financial institutions relating to the San Juan Coal Trust (refiled)
		10.61 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.87
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
		10.119 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2006	1-6986 PNM

10.88*	Facility Lease dated as of December 16, 1985 between The First National Bank of Boston, as Owner Trustee, and PNM (Unit 1 transaction) together with Amendments No. 1, 2 and 3 thereto (refiled)	10.18 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1995	1-6986 PNM

10.89*
Amendment No. 4 dated as of December 11, 2013 to Facility Lease dated as of December 16, 1985 as heretofore amended, between U.S. Bank National Association (ultimate successor to The First National Bank of Boston), as Owner Trustee, and PNM (Unit 1 transaction)
		10.3 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 2013	1-6986 PNM

10.90	Facility Lease dated as of July 31, 1986, between the First National Bank of Boston, as Owner Trustee, and PNM (Unit 1 transaction) together with Amendments No. 1, 2 and 3 thereto (refiled)	10.19 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.91*	Facility Lease dated as of August 12, 1986, between The First National Bank of Boston, as Owner Trustee, and PNM (Unit 2 transaction) together with Amendments No. 1 and 2 thereto (refiled)	10.20 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.92
Amendment No. 2 dated as of April 10, 1987 to Facility Lease dated as of August 12, 1986 (Unit 2 transaction), as amended, between The First National Bank of Boston, not in its individual capacity, but solely as Owner Trustee under a Trust Agreement, dated as of August 12, 1986, with MFS Leasing Corp., Lessor and Public Service Company of New Mexico, Lessee (refiled)
		10.20.2 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986 PNM

10.93	Facility Lease dated as of December 15, 1986, between The First National Bank of Boston, as Owner Trustee, and PNM (Unit 1 Transaction) together with Amendment No. 1 thereto (refiled)	10.21 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.94
Amendment No. 2 dated as of March 18, 2014, to the Facility Lease dated December 15, 1986, as heretofore amended, between U.S. Bank National Association, not in its individual capacity, but solely as Owner Trustee under a Trust Agreement ,dated as of December 15, 1986, with PV2-PNM December 35 Corporation, Lessor, and PNM, Lessee
		10.1 to PNM’s Current Report on Form 8-K filed March 18, 2014	1-6986 PNM

10.95	Letter Agreement dated February 25, 2014, between Public Service Company of New Mexico and CGI Capital, Inc.	10.1 to PNM’s Current Report on Form 8-K filed February 28, 2014	1-6986 PNM

10.96	Letter Agreement dated May 1, 2014, among PNM, PNMR Development and Management Corporation, Cypress Verde LLC, and Cypress Second PV Partnership	10.4 to PNM’s Quarter Repot on Form 10-Q for the quarter ended March 31, 2014	1-6986 PNM

10.97	Facility Lease dated as of December 15, 1986, between The First National Bank of Boston, as Owner Trustee, and PNM (Unit 2 Transaction) together with Amendment No. 1 thereto (refiled)	10.22 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.98	Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station dated March 15, 1996, between Public Service Company of New Mexico and Mellon Bank, N.A.	10.68 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996	1-6986 PNM

10.99	Amendment Number One to the Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station dated January 27, 1997, between Public Service Company of New Mexico and Mellon Bank, N.A.	10.68.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1997	1-6986 PNM

10.100	Amendment Number Two to the Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station between Public Service Company of New Mexico and Mellon Bank, N.A.	10.68.2 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 2003	1-6986 PNM

10.101	PVNGS Capital Trust-Variable Rate Trust Notes-PVNGS Note Agreement dated as of July 31, 1998	10.76 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998	1-6986 PNM

10.102	Stipulation in the matter of PNM’s transition plan Utility Case No. 3137, dated October 10, 2002 as amended by Amendment to Stipulated Agreement dated October 18, 2002	10.86 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002	1-6986 PNM

10.103	Stipulation dated February 28, 2005 in NMPRC Case No. 04-00315-UT regarding the application of PNM Resources and TNMP for approval of the TNP acquisition	10.134 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005	1-32462 PNMR/ TNMP

10.104	Consent Decree entered into by PNM on March 9, 2005 relating to the citizen suit under the Clean Air Act and the excess emissions report matter for SJGS	10.135 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005	1-6986 PNM

Subsidiaries
21	Certain subsidiaries of PNM Resources	21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014	1-32462 PNMR

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

PNM RESOURCES, INC.
(Registrant)

Date:	February 27, 2015	By	/s/ P. K. Collawn
P. K. Collawn
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ P. K. Collawn	Principal Executive Officer and Director	February 27, 2015
P. K. Collawn
Chairman, President, and
Chief Executive Officer

/s/ C. N. Eldred	Principal Financial Officer	February 27, 2015
C. N. Eldred
Executive Vice President and
Chief Financial Officer

/s/ T. G. Sategna	Principal Accounting Officer	February 27, 2015
T. G. Sategna
Vice President and
Corporate Controller

/s/ A. E. Archuleta	Director	February 27, 2015
A. E. Archuleta

/s/ E. R. Conley	Director	February 27, 2015
E. R. Conley

/s/ A. J. Fohrer	Director	February 27, 2015
A. J. Fohrer

/s/ M. T. Mullarkey	Director	February 27, 2015
M. T. Mullarkey

/s/ R. R. Nordhaus	Director	February 27, 2015
R. R. Nordhaus

/s/ D. K. Schwanz	Director	February 27, 2015
D. K. Schwanz

/s/ B. W. Wilkinson	Director	February 27, 2015
B. W. Wilkinson

/s/ J. B. Woodard	Director	February 27, 2015
J. B. Woodard

E-1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW MEXICO
(Registrant)

Date:	February 27, 2015	By	/s/ P. K. Collawn
P. K. Collawn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ P. K. Collawn	Principal Executive Officer and Chairman of the Board	February 27, 2015
P. K. Collawn
President and
Chief Executive Officer

/s/ C. N. Eldred	Principal Financial Officer and Director	February 27, 2015
C. N. Eldred
Executive Vice President and
Chief Financial Officer

/s/ T. G. Sategna	Principal Accounting Officer	February 27, 2015
T. G. Sategna
Vice President and
Corporate Controller

Director
R. N. Darnell

/s/ R. E. Talbot	Director	February 27, 2015
R. E. Talbot

E-2

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS-NEW MEXICO POWER COMPANY
(Registrant)

Date:	February 27, 2015	By	/s/ P. K. Collawn
P. K. Collawn
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ P. K. Collawn	Principal Executive Officer and Chairman of the Board	February 27, 2015
P. K. Collawn
Chief Executive Officer

/s/ T. G. Sategna	Principal Financial Officer and Principal Accounting Officer	February 27, 2015
T. G. Sategna
Vice President and
Controller

Director
R. N. Darnell

/s/ C. N. Eldred	Director	February 27, 2015
C. N. Eldred

/s/ R. E. Talbot	Director	February 27, 2015
R. E. Talbot

/s/ J. N. Walker	Director	February 27, 2015
J. N. Walker

E-3