Form 10-Q
period 2015-03-31
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2015-05-01
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 24, 2015, 79,653,624 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM outstanding as of April 24, 2015 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP outstanding as of April 24, 2015 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
Afton	Afton Generating Station
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ASU	Accounting Standards Update
BACT	Best Available Control Technology
BART	Best Available Retrofit Technology
BDT	Balanced Draft Technology
BHP	BHP Billiton, Ltd, the parent of SJCC
Board	Board of Directors of PNMR
BTU	British Thermal Unit
CAA	Clean Air Act
CCB	Coal Combustion Byproducts
CCN	Certificate of Convenience and Necessity
CO2	Carbon Dioxide
CTC	Competition Transition Charge
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
Delta	Delta-Person Generating Station, now known as Rio Bravo
DOE	United States Department of Energy
DOI	United States Department of Interior
EGU	Electric Generating Unit
EIB	New Mexico Environmental Improvement Board
EIP	Eastern Interconnection Project
EIS	Environmental Impact Statement
EPA	United States Environmental Protection Agency
EPE	El Paso Electric
ERCOT	Electric Reliability Council of Texas
ESA	Endangered Species Act
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
Four Corners	Four Corners Power Plant
FPPAC	Fuel and Purchased Power Adjustment Clause
GAAP	Generally Accepted Accounting Principles in the United States of America
Gallup	City of Gallup, New Mexico
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
IBEW	International Brotherhood of Electrical Workers
IRP	Integrated Resource Plan
ISFSI	Independent Spent Fuel Storage Installation
KW	Kilowatt
KWh	Kilowatt Hour
Lightning Dock Geothermal	Lightning Dock geothermal power facility, also known as the Dale Burgett Geothermal Plant

Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBTU	Million BTUs
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, Navajo Nation Safe Drinking Water Act, and Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
NEC	Navopache Electric Cooperative, Inc.
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
New Mexico Wind	New Mexico Wind Energy Center
NMAG	New Mexico Attorney General
NMED	New Mexico Environment Department
NMIEC	New Mexico Industrial Energy Consumers Inc.
NMPRC	New Mexico Public Regulation Commission
NOx	Nitrogen Oxides
NOPR	Notice of Proposed Rulemaking
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
OCI	Other Comprehensive Income
OPEB	Other Post Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
PCRBs	Pollution Control Revenue Bonds
PG&E	Pacific Gas and Electric Co.
PNM	Public Service Company of New Mexico and Subsidiaries
PNM 2013 Term Loan Agreement	PNM’s $75.0 Million Unsecured Term Loan
PNM 2014 Term Loan Agreement	PNM’s $175.0 Million Unsecured Term Loan
PNM Multi-draw Term Loan	PNM’s $125.0 Million Unsecured Multi-draw Term Loan Facility
PNM New Mexico Credit Facility	PNM’s $50.0 Million Unsecured Revolving Credit Facility
PNM Revolving Credit Facility	PNM’s $400.0 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR 2015 Term Loan Agreement	PNMR’s $150.0 Million Unsecured Term Loan
PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of PNMR
PNMR Revolving Credit Facility	PNMR’s $300.0 Million Unsecured Revolving Credit Facility
PNMR Term Loan Agreement	PNMR’s $100.0 Million Unsecured Term Loan
PPA	Power Purchase Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas

PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
RA	San Juan Project Restructuring Agreement
RCRA	Resource Conservation and Recovery Act
RCT	Reasonable Cost Threshold
REA	New Mexico’s Renewable Energy Act of 2004
REC	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
Rio Bravo	Rio Bravo Generating Station, formerly known as Delta
RMC	Risk Management Committee
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
RSIP	Revised State Implementation Plan
SCE	Southern California Edison Company
SCR	Selective Catalytic Reduction
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SJPPA	San Juan Project Participation Agreement
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
SPS	Southwestern Public Service Company
S&P	Standard and Poor’s Ratings Services
TCEQ	Texas Commission on Environmental Quality
TECA	Texas Electric Choice Act
Tenth Circuit	United States Court of Appeals for the Tenth Circuit
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2011 Term Loan Agreement	TNMP’s $50.0 Million Secured Term Loan
TNMP Revolving Credit Facility	TNMP’s $75.0 Million Secured Revolving Credit Facility
Tucson	Tucson Electric Power Company
Valencia	Valencia Energy Facility
VaR	Value at Risk
WACC	Weighted Average Cost of Capital
WEG	WildEarth Guardians

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share amounts)
Electric Operating Revenues	$332,868	$328,897
Operating Expenses:
Cost of energy	115,645	112,614
Administrative and general	43,859	43,859
Energy production costs	42,669	47,288
Regulatory disallowances	215	—
Depreciation and amortization	45,461	41,965
Transmission and distribution costs	16,487	16,906
Taxes other than income taxes	18,963	17,512
Total operating expenses	283,299	280,144
Operating income	49,569	48,753
Other Income and Deductions:
Interest income	1,750	2,117
Gains on available-for-sale securities	4,024	2,573
Other income	4,961	1,574
Other (deductions)	(3,662)	(2,931)
Net other income and deductions	7,073	3,333
Interest Charges	30,273	29,535
Earnings before Income Taxes	26,369	22,551
Income Taxes	8,517	6,420
Net Earnings	17,852	16,131
(Earnings) Attributable to Valencia Non-controlling Interest	(3,380)	(3,531)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)
Net Earnings Attributable to PNMR	$14,340	$12,468
Net Earnings Attributable to PNMR per Common Share:
Basic	$0.18	$0.16
Diluted	$0.18	$0.16
Dividends Declared per Common Share	$0.200	$0.185

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net Earnings	$17,852	$16,131
Other Comprehensive Income:
Unrealized Gain on Available-for-Sale Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(2,679) and $(1,332)	4,157	2,047
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $1,635 and $1,283	(2,537)	(1,972)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience (gain) loss recognized as net periodic benefit cost, net of income tax expense (benefit) of $(583) and $(508)	905	780
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $0 and $53	—	(100)
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $0 and $(19)	—	36
Total Other Comprehensive Income	2,525	791
Comprehensive Income	20,377	16,922
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,380)	(3,531)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)
Comprehensive Income Attributable to PNMR	$16,865	$13,259

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$17,852	$16,131
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	55,062	51,949
Deferred income tax expense	8,326	6,276
Net unrealized (gains) losses on commodity derivatives	1,720	2,761
Realized (gains) on available-for-sale securities	(4,024)	(2,573)
Stock based compensation expense	2,214	2,131
Regulatory disallowances	215	—
Other, net	148	1,005
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	12,170	17,207
Materials, supplies, and fuel stock	(2,657)	5,894
Other current assets	3,817	8,344
Other assets	4,220	6,386
Accounts payable	(2,639)	(34,373)
Accrued interest and taxes	24,811	25,813
Other current liabilities	(21,223)	(30,359)
Other liabilities	(33,278)	(199)
Net cash flows from operating activities	66,734	76,393

Cash Flows From Investing Activities:
Additions to utility and non-utility plant	(100,214)	(83,838)
Proceeds from sales of available-for-sale securities	31,852	22,804
Purchases of available-for-sale securities	(32,661)	(23,612)
Return of principal on PVNGS lessor notes	14,188	10,231
Other, net	144	13
Net cash flows from investing activities	(86,691)	(74,402)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(5,600)	(49,200)
Long-term borrowings	150,000	175,000
Repayment of long-term debt	—	(75,000)
Proceeds from stock option exercise	6,847	3,258
Awards of common stock	(17,140)	(11,639)
Dividends paid	(16,063)	(14,868)
Valencia’s transactions with its owner	(4,160)	(4,369)
Other, net	194	(539)
Net cash flows from financing activities	114,078	22,643

Change in Cash and Cash Equivalents	94,121	24,634
Cash and Cash Equivalents at Beginning of Period	28,274	2,533
Cash and Cash Equivalents at End of Period	$122,395	$27,167

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$6,191	$4,718
Income taxes paid (refunded), net	$(1,450)	$(1,419)

Supplemental schedule of noncash investing and financing activities:
Changes in accrued plant additions	$5,186	$(13,095)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$122,395	$28,274
Accounts receivable, net of allowance for uncollectible accounts of $1,466 and $1,466	89,844	87,038
Unbilled revenues	48,042	63,719
Other receivables	37,898	39,857
Materials, supplies, and fuel stock	66,284	63,628
Regulatory assets	33,550	47,855
Commodity derivative instruments	9,342	11,232
Income taxes receivable	4,719	6,360
Current portion of accumulated deferred income taxes	26,383	26,383
Other current assets	65,264	58,471
Total current assets	503,721	432,817
Other Property and Investments:
Investment in PVNGS lessor notes	—	9,538
Available-for-sale securities	257,464	250,145
Other investments	509	1,762
Non-utility property	3,406	3,406
Total other property and investments	261,379	264,851
Utility Plant:
Plant in service and plant held for future use	5,982,387	5,941,581
Less accumulated depreciation and amortization	1,971,832	1,939,760
	4,010,555	4,001,821
Construction work in progress	230,014	190,389
Nuclear fuel, net of accumulated amortization of $51,203 and $44,507	79,208	77,796
Net utility plant	4,319,777	4,270,006
Deferred Charges and Other Assets:
Regulatory assets	481,057	491,007
Goodwill	278,297	278,297
Other deferred charges	95,108	92,347
Total deferred charges and other assets	854,462	861,651
	$5,939,339	$5,829,325

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$100,000	$105,600
Current installments of long-term debt	333,066	333,066
Accounts payable	102,204	110,029
Customer deposits	12,791	12,555
Accrued interest and taxes	77,234	53,863
Regulatory liabilities	178	1,703
Commodity derivative instruments	1,235	1,209
Dividends declared	16,063	16,063
Other current liabilities	50,263	70,194
Total current liabilities	693,034	704,282
Long-term Debt	1,791,941	1,642,024
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	902,901	891,111
Regulatory liabilities	470,180	466,143
Asset retirement obligations	106,267	104,170
Accrued pension liability and postretirement benefit cost	75,236	110,738
Commodity derivative instruments	277	477
Other deferred credits	100,816	103,759
Total deferred credits and other liabilities	1,655,677	1,676,398
Total liabilities	4,140,652	4,022,704
Commitments and Contingencies (See Note 11)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders’ equity:
Common stock outstanding (no par value; 120,000,000 shares authorized; issued and outstanding 79,653,624 shares)	1,165,757	1,173,845
Accumulated other comprehensive income (loss), net of income taxes	(59,230)	(61,755)
Retained earnings	607,865	609,456
Total PNMR common stockholders’ equity	1,714,392	1,721,546
Non-controlling interest in Valencia	72,766	73,546
Total equity	1,787,158	1,795,092
	$5,939,339	$5,829,325

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNMR				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total PNMR Common Stockholder’s Equity		Total Equity
	(In thousands)
Balance at December 31, 2014	$1,173,845	$(61,755)	$609,456	$1,721,546	$73,546	$1,795,092
Proceeds from stock option exercise	6,847	—	—	6,847	—	6,847
Awards of common stock	(17,140)	—	—	(17,140)	—	(17,140)
Excess tax (shortfall) from stock-based payment arrangements	(9)	—	—	(9)	—	(9)
Stock based compensation expense	2,214	—	—	2,214	—	2,214
Valencia’s transactions with its owner	—	—	—	—	(4,160)	(4,160)
Net earnings before subsidiary preferred stock dividends	—	—	14,472	14,472	3,380	17,852
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Total other comprehensive income	—	2,525	—	2,525	—	2,525
Dividends declared on common stock	—	—	(15,931)	(15,931)	—	(15,931)
Balance at March 31, 2015	$1,165,757	$(59,230)	$607,865	$1,714,392	$72,766	$1,787,158

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Electric Operating Revenues	$261,940	$262,736
Operating Expenses:
Cost of energy	97,866	96,626
Administrative and general	39,567	38,609
Energy production costs	42,669	47,288
Regulatory disallowances	215	—
Depreciation and amortization	28,403	27,082
Transmission and distribution costs	10,769	11,327
Taxes other than income taxes	10,796	10,500
Total operating expenses	230,285	231,432
Operating income	31,655	31,304
Other Income and Deductions:
Interest income	1,771	2,128
Gains on available-for-sale securities	4,024	2,573
Other income	3,392	1,113
Other (deductions)	(1,606)	(2,018)
Net other income and deductions	7,581	3,796
Interest Charges	19,959	19,812
Earnings before Income Taxes	19,277	15,288
Income Taxes	5,775	4,083
Net Earnings	13,502	11,205
(Earnings) Attributable to Valencia Non-controlling Interest	(3,380)	(3,531)
Net Earnings Attributable to PNM	10,122	7,674
Preferred Stock Dividends Requirements	(132)	(132)
Net Earnings Available for PNM Common Stock	$9,990	$7,542

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net Earnings	$13,502	$11,205
Other Comprehensive Income:
Unrealized Gain on Available-for-Sale Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(2,679) and $(1,332)	4,157	2,047
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $1,635 and $1,283	(2,537)	(1,972)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience (gain) loss recognized as net periodic benefit cost, net of income tax expense (benefit) of $(583) and $(508)	905	780
Total Other Comprehensive Income	2,525	855
Comprehensive Income	16,027	12,060
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,380)	(3,531)
Comprehensive Income Attributable to PNM	$12,647	$8,529

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$13,502	$11,205
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	37,470	35,950
Deferred income tax expense	5,908	4,185
Net unrealized (gains) losses on commodity derivatives	1,720	2,761
Realized (gains) on available-for-sale securities	(4,024)	(2,573)
Regulatory disallowances	215	—
Other, net	(974)	1,042
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	12,385	15,018
Materials, supplies, and fuel stock	(2,558)	5,974
Other current assets	5,110	6,809
Other assets	4,479	6,042
Accounts payable	4,622	(31,847)
Accrued interest and taxes	22,832	22,362
Other current liabilities	(18,836)	(29,609)
Other liabilities	(30,178)	(806)
Net cash flows from operating activities	51,673	46,513

Cash Flows From Investing Activities:
Utility plant additions	(81,988)	(51,594)
Proceeds from sales of available-for-sale securities	31,852	22,804
Purchases of available-for-sale securities	(32,661)	(23,612)
Return of principal on PVNGS lessor notes	14,188	10,231
Other, net	144	(1)
Net cash flows from investing activities	(68,465)	(42,172)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	—	(49,200)
Short-term borrowings (repayments), affiliate, net	—	(32,500)
Long-term borrowings	—	175,000
Repayment of long-term debt	—	(75,000)
Valencia’s transactions with its owner	(4,160)	(4,369)
Dividends paid	(132)	(132)
Other, net	(144)	(409)
Net cash flows from financing activities	(4,436)	13,390

Change in Cash and Cash Equivalents	(21,228)	17,731
Cash and Cash Equivalents at Beginning of Period	25,480	21
Cash and Cash Equivalents at End of Period	$4,252	$17,752

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$4,287	$4,222
Income taxes paid (refunded), net	$(1,450)	$(215)

Supplemental schedule of noncash investing activities:
Changes in accrued plant additions	$7,421	$(8,133)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$4,252	$25,480
Accounts receivable, net of allowance for uncollectible accounts of $1,466 and $1,466	67,420	67,622
Unbilled revenues	41,255	54,140
Other receivables	33,636	37,622
Affiliate receivables	8,819	8,853
Materials, supplies, and fuel stock	63,416	60,859
Regulatory assets	29,932	43,980
Commodity derivative instruments	9,342	11,232
Income taxes receivable	4,788	6,105
Current portion of accumulated deferred income taxes	12,418	12,418
Other current assets	60,399	53,095
Total current assets	335,677	381,406
Other Property and Investments:
Investment in PVNGS lessor notes	—	9,538
Available-for-sale securities	257,464	250,145
Other investments	267	397
Non-utility property	96	96
Total other property and investments	257,827	260,176
Utility Plant:
Plant in service and plant held for future use	4,614,218	4,581,066
Less accumulated depreciation and amortization	1,506,576	1,486,406
	3,107,642	3,094,660
Construction work in progress	199,367	169,673
Nuclear fuel, net of accumulated amortization of $51,203 and $44,507	79,208	77,796
Net utility plant	3,386,217	3,342,129
Deferred Charges and Other Assets:
Regulatory assets	349,295	357,045
Goodwill	51,632	51,632
Other deferred charges	83,839	81,264
Total deferred charges and other assets	484,766	489,941
	$4,464,487	$4,473,652

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Current installments of long-term debt	$214,300	$214,300
Accounts payable	83,257	86,055
Affiliate payables	15,812	18,232
Customer deposits	12,791	12,555
Accrued interest and taxes	51,015	29,298
Regulatory liabilities	178	1,703
Commodity derivative instruments	1,235	1,209
Dividends declared	132	132
Other current liabilities	36,923	52,053
Total current liabilities	415,643	415,537
Long-term Debt	1,276,366	1,276,357
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	725,130	715,814
Regulatory liabilities	429,698	425,481
Asset retirement obligations	105,258	103,182
Accrued pension liability and postretirement benefit cost	67,706	102,850
Commodity derivative instruments	277	477
Other deferred credits	84,743	86,023
Total deferred credits and liabilities	1,412,812	1,433,827
Total liabilities	3,104,821	3,125,721
Commitments and Contingencies (See Note 11)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock outstanding (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,061,776	1,061,776
Accumulated other comprehensive income (loss), net of income taxes	(59,230)	(61,755)
Retained earnings	272,825	262,835
Total PNM common stockholder’s equity	1,275,371	1,262,856
Non-controlling interest in Valencia	72,766	73,546
Total equity	1,348,137	1,336,402
	$4,464,487	$4,473,652

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at December 31, 2014	$1,061,776	$(61,755)	$262,835	$1,262,856	$73,546	$1,336,402
Valencia’s transactions with its owner	—	—	—	—	(4,160)	(4,160)
Net earnings	—	—	10,122	10,122	3,380	13,502
Total other comprehensive income	—	2,525	—	2,525	—	2,525
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Balance at March 31, 2015	$1,061,776	$(59,230)	$272,825	$1,275,371	$72,766	$1,348,137

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Electric Operating Revenues	$70,928	$66,161
Operating Expenses:
Cost of energy	17,779	15,988
Administrative and general	9,833	9,840
Depreciation and amortization	13,458	11,842
Transmission and distribution costs	5,718	5,579
Taxes other than income taxes	6,209	5,650
Total operating expenses	52,997	48,899
Operating income	17,931	17,262
Other Income and Deductions:
Other income	1,540	420
Other (deductions)	(249)	(231)
Net other income and deductions	1,291	189
Interest Charges	6,925	6,598
Earnings before Income Taxes	12,297	10,853
Income Taxes	4,603	4,050
Net Earnings	$7,694	$6,803

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net Earnings	$7,694	$6,803
Other Comprehensive Income (Loss):
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $0 and $53	—	(100)
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $0 and $(19)	—	36
Total Other Comprehensive Income (Loss)	—	(64)
Comprehensive Income	$7,694	$6,739

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$7,694	$6,803
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	13,831	12,851
Deferred income tax expense	4,170	3,665
Other, net	—	(36)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(215)	2,189
Materials and supplies	(99)	(81)
Other current assets	981	2,446
Other assets	(139)	302
Accounts payable	(7,640)	(2,551)
Accrued interest and taxes	(2,006)	335
Other current liabilities	368	(1,768)
Other liabilities	(3,631)	1,465
Net cash flows from operating activities	13,314	25,620
Cash Flows From Investing Activities:
Utility plant additions	(13,763)	(27,420)
Net cash flows from investing activities	(13,763)	(27,420)
Cash Flow From Financing Activities:
Short-term borrowings (repayments), net	(5,000)	—
Short-term borrowings (repayments) – affiliate, net	5,800	1,800
Net cash flows from financing activities	800	1,800

Change in Cash and Cash Equivalents	351	—
Cash and Cash Equivalents at Beginning of Period	1	1
Cash and Cash Equivalents at End of Period	$352	$1

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$1,664	$73
Income taxes paid (refunded), net	$—	$(1,204)

Supplemental schedule of noncash investing and financing activities:
Changes in accrued plant additions	$(2,537)	$(1,109)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$352	$1
Accounts receivable	22,424	19,416
Unbilled revenues	6,787	9,579
Other receivables	1,220	2,063
Materials and supplies	2,868	2,769
Regulatory assets	3,618	3,875
Current portion of accumulated deferred income taxes	6,398	6,398
Other current assets	1,057	938
Total current assets	44,724	45,039
Other Property and Investments:
Other investments	242	242
Non-utility property	2,240	2,240
Total other property and investments	2,482	2,482
Utility Plant:
Plant in service and plant held for future use	1,188,967	1,182,112
Less accumulated depreciation and amortization	383,711	375,407
	805,256	806,705
Construction work in progress	23,427	16,538
Net utility plant	828,683	823,243
Deferred Charges and Other Assets:
Regulatory assets	131,762	133,962
Goodwill	226,665	226,665
Other deferred charges	9,094	8,850
Total deferred charges and other assets	367,521	369,477
	$1,243,410	$1,240,241

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$—	$5,000
Short-term debt – affiliate	28,500	22,700
Accounts payable	9,101	14,203
Affiliate payables	2,120	2,469
Accrued interest and taxes	26,568	28,574
Other current liabilities	2,986	2,271
Total current liabilities	69,275	75,217
Long-term Debt	365,575	365,667
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	222,171	217,945
Regulatory liabilities	40,482	40,662
Asset retirement obligations	866	848
Accrued pension liability and postretirement benefit cost	7,530	7,888
Other deferred credits	5,152	7,349
Total deferred credits and other liabilities	276,201	274,692
Total liabilities	711,051	715,576
Commitments and Contingencies (See Note 11)
Common Stockholder’s Equity:
Common stock outstanding ($10 par value; 12,000,000 shares authorized;
issued and outstanding 6,358 shares)	64	64
Paid-in-capital	404,166	404,166
Retained earnings	128,129	120,435
Total common stockholder’s equity	532,359	524,665
	$1,243,410	$1,240,241

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at December 31, 2014	$64	$404,166	$120,435	$524,665
Net earnings	—	—	7,694	7,694
Balance at March 31, 2015	$64	$404,166	$128,129	$532,359

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at March 31, 2015 and December 31, 2014 and the consolidated results of operations, comprehensive income, and the cash flows for the three months ended March 31, 2015 and 2014. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

The Notes to Condensed Consolidated Financial Statements include disclosures for PNMR, PNM, and TNMP. This report uses the term “Company” when discussing matters of common applicability to PNMR, PNM, and TNMP. Discussions regarding only PNMR, PNM, or TNMP are so indicated. Certain amounts in the 2014 Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2015 financial statement presentation.

These Condensed Consolidated Financial Statements are unaudited. Certain information and note disclosures normally included in the annual Consolidated Financial Statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these financial statements should refer to PNMR’s, PNM’s, and TNMP’s audited Consolidated Financial Statements and Notes thereto that are included in their respective 2014 Annual Reports on Form 10-K.

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

Accounting Standards Update 2014-09 – Revenue from Contracts with Customers (Topic 606)

On May 28, 2014, the FASB issued ASU No. 2014-09. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company beginning on January 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. On April 1, 2015, the FASB announced that it intends to propose a one-year delay in the effective date of ASU 2014-09. The Company is analyzing the impacts this new standard will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Accounting Standards Update 2015-03 - Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs

On April 7, 2015, the FASB issued ASU No. 2015-03, which requires that issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of the carrying amount of that debt and not as an asset. The ASU is effective for the Company for reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is in process of evaluating the impacts of the ASU. Currently, unamortized debt issuance costs are included in other deferred charges on the Condensed Consolidated Balance Sheets and, at March 31, 2015, amounted to $17.7 million for PNMR, $10.7 million for PNM, and $5.4 million for TNMP.

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

In accordance with GAAP, dual presentation of basic and diluted earnings per share is presented in the Condensed Consolidated Statements of Earnings of PNMR. Information regarding the computation of earnings per share is as follows:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands, except per share amounts)
Net Earnings Attributable to PNMR	$14,340	$12,468
Average Number of Common Shares:
Outstanding during period	79,654	79,654
Vested awards of restricted stock	112	182
Average Shares – Basic	79,766	79,836
Dilutive Effect of Common Stock Equivalents (1):
Stock options and restricted stock	387	551
Average Shares – Diluted	80,153	80,387
Net Earnings Per Share of Common Stock:
Basic	$0.18	$0.16
Diluted	$0.18	$0.16

(1)	Excludes the effect of out-of-the-money options for 248,750 shares of common stock at March 31, 2015.

(3)	Segment Information

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR SEGMENT INFORMATION

	PNM	TNMP	Corporate and Other	Consolidated
	(In thousands)
Three Months Ended March 31, 2015
Electric operating revenues	$261,940	$70,928	$—	$332,868
Cost of energy	97,866	17,779	—	115,645
Margin	164,074	53,149	—	217,223
Other operating expenses	104,016	21,760	(3,583)	122,193
Depreciation and amortization	28,403	13,458	3,600	45,461
Operating income (loss)	31,655	17,931	(17)	49,569
Interest income	1,771	—	(21)	1,750
Other income (deductions)	5,810	1,291	(1,778)	5,323
Net interest charges	(19,959)	(6,925)	(3,389)	(30,273)
Segment earnings (loss) before income taxes	19,277	12,297	(5,205)	26,369
Income taxes (benefit)	5,775	4,603	(1,861)	8,517
Segment earnings (loss)	13,502	7,694	(3,344)	17,852
Valencia non-controlling interest	(3,380)	—	—	(3,380)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$9,990	$7,694	$(3,344)	$14,340

At March 31, 2015:
Total Assets	$4,464,487	$1,243,410	$231,442	$5,939,339
Goodwill	$51,632	$226,665	$—	$278,297

	PNM	TNMP	Corporate and Other	Consolidated
	(In thousands)
Three Months Ended March 31, 2014
Electric operating revenues	$262,736	$66,161	$—	$328,897
Cost of energy	96,626	15,988	—	112,614
Margin	166,110	50,173	—	216,283
Other operating expenses	107,724	21,069	(3,228)	125,565
Depreciation and amortization	27,082	11,842	3,041	41,965
Operating income	31,304	17,262	187	48,753
Interest income	2,128	—	(11)	2,117
Other income (deductions)	1,668	189	(641)	1,216
Net interest charges	(19,812)	(6,598)	(3,125)	(29,535)
Segment earnings (loss) before income taxes	15,288	10,853	(3,590)	22,551
Income taxes (benefit)	4,083	4,050	(1,713)	6,420
Segment earnings (loss)	11,205	6,803	(1,877)	16,131
Valencia non-controlling interest	(3,531)	—	—	(3,531)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$7,542	$6,803	$(1,877)	$12,468

At March 31, 2014:
Total Assets	$4,219,635	$1,173,028	$114,363	$5,507,026
Goodwill	$51,632	$226,665	$—	$278,297

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)	Accumulated Other Comprehensive Income (Loss)

Information regarding accumulated other comprehensive income (loss) for the three months ended March 31, 2015 and 2014 is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			TNMP	PNMR
	Unrealized			Fair Value
	Gain on	Pension		Adjustment
	Available-for-	Liability		for Cash Flow
	Sale Securities	Adjustment	Total	Hedges	Total
	(In thousands)
Balance at December 31, 2014	$28,008	$(89,763)	$(61,755)	$—	$(61,755)
Amounts reclassified from AOCI (pre-tax)	(4,172)	1,488	(2,684)	—	(2,684)
Income tax impact of amounts reclassified	1,635	(583)	1,052	—	1,052
Other OCI changes (pre-tax)	6,836	—	6,836	—	6,836
Income tax impact of other OCI changes	(2,679)	—	(2,679)	—	(2,679)
Net change after income taxes	1,620	905	2,525	—	2,525
Balance at March 31, 2015	$29,628	$(88,858)	$(59,230)	$—	$(59,230)

	Accumulated Other Comprehensive Income (Loss)
	PNM			TNMP	PNMR
	Unrealized			Fair Value
	Gain on	Pension		Adjustment
	Available-for-	Liability		for Cash Flow
	Sale Securities	Adjustment	Total	Hedges	Total
	(In thousands)
Balance at December 31, 2013	$25,748	$(83,625)	$(57,877)	$(263)	$(58,140)
Amounts reclassified from AOCI (pre-tax)	(3,255)	1,288	(1,967)	55	(1,912)
Income tax impact of amounts reclassified	1,283	(508)	775	(19)	756
Other OCI changes (pre-tax)	3,379	—	3,379	(153)	3,226
Income tax impact of other OCI changes	(1,332)	—	(1,332)	53	(1,279)
Net change after income taxes	75	780	855	(64)	791
Balance at March 31, 2014	$25,823	$(82,845)	$(57,022)	$(327)	$(57,349)

Pre-tax amounts reclassified from AOCI related to “Unrealized Gain on Available-for-Sale Securities” are included in “Gains on available-for-sale securities” in the Condensed Consolidated Statements of Earnings. Pre-tax amounts reclassified from AOCI related to “Pension Liability Adjustment” are reclassified to “Operating Expenses – Administrative and general” in the Condensed Consolidated Statements of Earnings. For the three months ended March 31, 2015 and 2014, approximately 22.8% and 23.2% of the amount reclassified was capitalized into construction work in process and approximately 2.9% and 2.7% was capitalized into other accounts. Pre-tax amounts reclassified from AOCI related to “Fair Value Adjustment for Cash Flow Hedges” are reclassified to “Interest Charges” in the Condensed Consolidated Statements of Earnings. An insignificant amount was capitalized as AFUDC. The income tax impacts of all amounts reclassified from AOCI are included in “Income Taxes” in the Condensed Consolidated Statements of Earnings.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)	Variable Interest Entities

GAAP determines how an enterprise evaluates and accounts for its involvement with variable interest entities, focusing primarily on whether the enterprise has the power to direct the activities that most significantly impact the economic performance of a variable interest entity. GAAP also requires continual reassessment of the primary beneficiary of a variable interest entity. Additional information concerning PNM’s variable interest entities is contained in Note 9 of the Notes to Consolidated Financial Statements in the 2014 Annual Reports on Form 10-K.

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 158 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third-party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operations and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the three months ended March 31, 2015, PNM paid $4.8 million and $0.1 million for fixed and variable charges. For the three months ended March 31, 2014, PNM paid $4.8 million and $0.2 million for fixed and variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy obligations of Valencia and creditors of Valencia do not have any recourse against PNM’s assets. PNM has concluded that the third party entity that owns Valencia is a variable interest entity and that PNM is the primary beneficiary of the entity under GAAP since PNM has the power to direct the activities that most significantly impact the economic performance of Valencia and will absorb the majority of the variability in the cash flows of the plant. As the primary beneficiary, PNM consolidates the entity in its financial statements. The assets and liabilities of Valencia set forth below are immaterial to PNM and, therefore, not shown separately on the Condensed Consolidated Balance Sheets. The owner’s equity and net income of Valencia are considered attributable to non-controlling interest.

Summarized financial information for Valencia is as follows:

Results of Operations

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Operating revenues	$4,904	$4,931
Operating expenses	(1,524)	(1,400)
Earnings attributable to non-controlling interest	$3,380	$3,531

Financial Position

	March 31,	December 31,
	2015	2014
	(In thousands)
Current assets	$2,839	$2,513
Net property, plant, and equipment	71,679	72,321
Total assets	74,518	74,834
Current liabilities	1,752	1,288
Owners’ equity – non-controlling interest	$72,766	$73,546

During the term of the PPA, PNM has the option to purchase and own up to 50% of the plant or the variable interest entity. The PPA specifies that the purchase price would be the greater of (i) 50% of book value reduced by related indebtedness or (ii) 50% of fair market value. On October 8, 2013, PNM notified the owner of Valencia that PNM may exercise the option to purchase

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

50% of the plant. As provided in the PPA, an appraisal process was initiated since the parties failed to reach agreement on fair market value within 60 days. Under the PPA, results of the appraisal process established the purchase price after which PNM was to determine in its sole discretion whether or not to exercise its option to purchase the 50% interest. The PPA also provides that the purchase price may be adjusted to reflect the period between the determination of the purchase price and the closing. The appraisal process determined the purchase price as of October 8, 2013 to be $85.0 million, prior to any adjustment to reflect the period through the closing date. Approval of the NMPRC and FERC would be required, which could take up to 15 months. On May 30, 2014, after evaluating its alternatives with respect to Valencia, PNM notified the owner of Valencia that PNM intended to purchase 50% of the plant, subject to certain conditions. PNM’s conditions include: agreeing on the purchase price, adjusted to reflect the period between October 8, 2013 and the closing; approval of the NMPRC, including specified ratemaking treatment, and FERC; approval of the Board and PNM’s board of directors; receipt of other necessary approvals and consents; and other customary closing conditions. PNM received a letter dated June 30, 2014 from the owner of Valencia suggesting that the conditions set forth in PNM’s notification raise issues under the PPA. PNM is discussing these issues with the owner of Valencia. PNM cannot predict whether or not it will reach agreement with the owner of Valencia, if required regulatory and other approvals will be received, or if the purchase will be completed.

PVNGS Leases

PNM leases interests in Units 1 and 2 of PVNGS under arrangements, which were entered into in 1985 and 1986, that are accounted for as operating leases. PNM is not the legal or tax owner of the leased assets. The leases provided PNM with an option to purchase the leased assets at appraised value at the end of the leases. PNM does not have a fixed price purchase option and does not provide residual value guarantees. The leases also provided PNM with options to renew the leases at fixed rates set forth in the leases for 2 years beyond the termination of the original lease terms. The option periods on certain leases could be further extended for up to an additional 6 years if the appraised remaining useful lives and fair value of the leased assets were greater than parameters set forth in the leases. See Note 7 of the Notes to Consolidated Financial Statements in the 2014 Annual Reports on Form 10-K and Note 6, for additional information regarding the leases and actions PNM has taken with respect to its renewal and purchase options. Under GAAP, these renewal options are considered to be variable interests in the trusts and result in the trusts being considered variable interest entities.

PNM is only obligated to make payments to the trusts for the scheduled semi-annual lease payments. As of March 31, 2015, these payments, which, net of amounts that will be returned to PNM through its ownership in related lessor notes and the Unit 2 beneficial trust, aggregate $150.5 million, including the renewal terms of the leases that PNM has elected to renew. Under certain circumstances (for example, final shutdown of the plant, the NRC issuing specified violation orders with respect to PVNGS, or the occurrence of specified nuclear events), PNM would be required to make specified payments to the beneficial owners and take title to the leased interests. If such an event had occurred as of March 31, 2015, PNM could have been required to pay the beneficial owners up to $217.3 million on July 15, 2015 in addition to the regularly scheduled lease payments. In such event, PNM would record the acquired assets at the lower of their fair value or the aggregate of the amount paid and PNM’s carrying value of its investment in PVNGS lessor notes. Other than as discussed in Note 6, PNM has no other financial obligations or commitments to the trusts or the beneficial owners. Creditors of the trusts have no recourse to PNM’s assets other than with respect to the contractual lease payments. PNM has no additional rights to the assets of the trusts other than the use of the leased assets. PNM has no assets or liabilities recorded on its Condensed Consolidated Balance Sheets related to the trusts other than accrued lease payments of $8.4 million at March 31, 2015 and $26.0 million at December 31, 2014, which are included in other current liabilities on the Condensed Consolidated Balance Sheets.

PNM has evaluated the PVNGS lease arrangements, including actions taken with respect to renewal and purchase options, and concluded that it does not have the power to direct the activities that most significantly impact the economic performance of the trusts and, therefore, is not the primary beneficiary of the trusts under GAAP.

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
In December 2012, PNM entered into an agreement with the owners of Delta under which PNM would purchase the entity that owned Delta. PNM closed on the purchase on July 17, 2014 and recorded the purchase as of that date. PNM changed the name of the facility to Rio Bravo.

PNM made fixed and variable payments to Delta under the PPA. For the three months ended March 31, 2014, PNM incurred fixed capacity charges of $1.6 million and variable energy charges of $0.2 million. PNM recovered the variable energy charges through its FPPAC. Delta informed PNM that for the three months ended March 31, 2014 its revenue was $1.8 million and its net earnings were $0.3 million.
PNM began consolidating Rio Bravo at the date of the acquisition. Prior to the acquisition, consolidation of Delta would have been immaterial to PNMR and PNM. Since all of Delta’s revenues and expenses were attributable to its PPA arrangement with PNM, the primary impact of consolidating Delta to the Condensed Consolidated Statements of Earnings of PNMR and PNM would have been to reclassify Delta’s net earnings from operating expenses and reflect such amount as earnings attributable to a non-controlling interest, without any impact to net earnings attributable to PNMR and PNM.

(6)	Lease Commitments

The Company leases office buildings, vehicles, and other equipment under operating leases. In addition, PNM leases interests in Units 1 and 2 of PVNGS and, through April 1, 2015, an interest in the EIP transmission line. All of the Company’s leases are accounted for as operating leases. Additional information concerning the Company’s lease commitments is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2014 Annual Reports on Form 10-K, including information regarding renewal and purchase options, and actions taken by PNM, under the PVNGS leases.

The PVNGS leases were scheduled to expire on January 15, 2015 for the four Unit 1 leases and January 15, 2016 for the four Unit 2 leases. The four Unit 1 leases have been extended to expire on January 15, 2023 and one of the Unit 2 leases has been extended to expire on January 15, 2024. For the other three PVNGS Unit 2 leases, PNM elected to purchase the assets underlying those leases on the expiration date of the original leases and has entered into agreements with the lessors that establish the purchase prices, representing the fair market value, to be paid on January 15, 2016 by PNM for the assets underlying the leases. The leases remain in existence and PNM will record the purchases at the termination of the leases on January 15, 2016.

PNM will pay $78.1 million for the assets underlying one of the Unit 2 leases, which is for 31.25 MW of the entitlement from PVNGS Unit 2. PNM will pay $85.2 million for the assets underlying the other two Unit 2 leases, which are for 32.76 MW of the entitlement from PVNGS Unit 2. PNMR Development is also a party to the agreement regarding these two leases, which constitutes a letter of intent providing PNMR Development with the option, subject to approval by the Board and negotiation of definitive documents, to acquire the entities that own the leased assets at any time from June 1, 2014 through January 14, 2016. The early purchase price would be equal to the January 15, 2016 purchase price discounted to the actual purchase date. The early purchase amount was $79.9 million on June 1, 2014, $82.5 million on March 31, 2015, and escalates to $85.2 million on January 14, 2016. The consideration paid to the lessor on an early purchase would include an additional amount equal to the discounted value of the lessors’ equity return portion of the future lease payments. Such additional consideration was $5.8 million on June 1, 2014, $2.7 million on March 31, 2015, and declines to $1.2 million on January 14, 2016. Currently, PNMR does not anticipate that PNMR Development will exercise the early purchase option.

At March 31, 2015, PNM owned 60% of the EIP and leased the other 40%, under a lease that expired on April 1, 2015. Following procedures set forth in the lease, PNM and the lessor entered into a definitive agreement for PNM to exercise its option to purchase on April 1, 2015 the leased capacity at fair market value, which the parties agreed would be $7.7 million. PNM closed on the purchase on April 1, 2015 and will record the purchase at that date.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)	Fair Value of Derivative and Other Financial Instruments

Energy Related Derivative Contracts

Overview

The primary objective for the use of derivative instruments, including energy contracts, options, and futures, is to manage price risk associated with forecasted purchases of energy and fuel used to generate electricity, as well as managing anticipated generation capacity in excess of forecasted demand from existing customers. The Company’s energy related derivative contracts manage commodity risk. PNM is required to meet the demand and energy needs of its retail and firm-requirements wholesale customers. PNM is exposed to market risk for its share of PVNGS Unit 3 and the needs of its firm-requirements wholesale customers not covered under a FPPAC. PNM’s operations are managed primarily through a net asset-backed strategy, whereby PNM’s aggregate net open forward contract position is covered by its forecasted excess generation capabilities or market purchases. PNM could be exposed to market risk if its generation capabilities were to be disrupted or if its load requirements were to be greater than anticipated. If all or a portion of load requirements were required to be covered as a result of such unexpected situations, commitments would have to be met through market purchases. Additional information concerning the Company’s energy related derivative contracts, including how commodity risk is managed, is contained in Note 8 of the Notes to Consolidated Financial Statements in the 2014 Annual Reports on Form 10-K.
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

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, the Company accounts for its various derivative instruments for the purchase and sale of energy based on the Company’s intent. During the three months ended March 31, 2015 and the year ended December 31, 2014, the Company was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flows hedges. The contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. The Company has no trading transactions.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commodity Derivatives

Commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges, are summarized as follows:

	Economic Hedges
	March 31, 2015	December 31, 2014
PNMR and PNM	(In thousands)
Current assets	$9,342	$11,232
Deferred charges	—	—
	9,342	11,232

Current liabilities	(1,235)	(1,209)
Long-term liabilities	(277)	(477)
	(1,512)	(1,686)
Net	$7,830	$9,546

Included in the above table are $2.2 million of current assets at March 31, 2015 and $3.0 million of current assets at December 31, 2014 related to contracts, which were entered into in July 2013, for the sale of energy from PVNGS Unit 3 for 2014 and 2015 at market price plus a premium. Certain of PNM’s commodity derivative instruments in the above table are subject to master netting agreements whereby assets and liabilities could be offset in the settlement process. The Company does not offset fair value, cash collateral, and accrued payable or receivable amounts recognized for derivative instruments under master netting arrangements and the above table reflects the gross amounts of assets and liabilities. The amounts that could be offset under master netting agreements were immaterial at March 31, 2015 and December 31, 2014.

At March 31, 2015 and December 31, 2014, PNMR and PNM had no amounts recognized for the legal right to reclaim cash collateral. In addition, at March 31, 2015 and December 31, 2014, amounts posted as cash collateral under margin arrangements were $2.8 million and $3.8 million for both PNMR and PNM. At March 31, 2015 and December 31, 2014, obligations to return cash collateral were $0.2 million and $0.2 million, for both PNMR and PNM. Cash collateral amounts are included in other current assets and other current liabilities on the Condensed Consolidated Balance Sheets.

PNM has a NMPRC approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. The table above includes less than $0.1 million of current assets at March 31, 2015 related to this plan. The offsets to these amounts are recorded as regulatory assets and liabilities on the Condensed Consolidated Balance Sheets. At December 31, 2014, there were no hedges in place under this plan.

The following table presents the effect of mark-to-market commodity derivative instruments on earnings, excluding income tax effects. Commodity derivatives had no impact on OCI for the periods presented.

	Economic Hedges
	Three Months Ended
	March 31,
	2015	2014
PNMR and PNM	(In thousands)
Electric operating revenues	$(472)	$(4,151)
Cost of energy	(50)	189
Total gain (loss)	$(522)	$(3,962)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commodity contract volume positions are presented in MMBTU for gas related contracts and in MWh for power related contracts. The table below presents PNMR’s and PNM’s net buy (sell) volume positions:

	Economic Hedges
	MMBTU	MWh
PNMR and PNM
March 31, 2015	575,000	(1,417,913)
December 31, 2014	650,000	(1,919,000)
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

Contingent Feature – Credit Rating Downgrade	Contractual Liability	Existing Cash Collateral	Net Exposure
	(In thousands)
PNMR and PNM
March 31, 2015	$1,512	$—	$117
December 31, 2014	$1,686	$—	$167

Sale of Power from PVNGS Unit 3

Because PNM’s 134 MW share of Unit 3 at PVNGS is not currently included in retail rates, that unit’s power is being sold in the wholesale market. Since January 1, 2011, PNM has been selling power from its interest in PVNGS Unit 3 at market prices. As of March 31, 2015, PNM had contracted to sell 100% of PVNGS Unit 3 output through 2015, at market price plus a premium.  Through hedging arrangements that are accounted for as economic hedges, PNM has established fixed rates, which average approximately $37 per MWh, for substantially all of these sales.

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Available-for-sale securities are carried at fair value. Available-for-sale securities for PNMR and PNM consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS and a trust for PNM’s share of post-term reclamation costs related to the coal mines serving SJGS (Note 11). The fair value and gross unrealized gains of investments in available-for-sale securities are presented in the following table. At March 31, 2015 and December 31, 2014, the fair value of available-for-sale securities included $251.8 million and $244.6 million for the NDT and $5.7 million and $5.5 million for the mine reclamation trust.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2015		December 31, 2014
	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value
PNMR and PNM		(In thousands)
Cash and cash equivalents	$—	$5,142	$—	$8,276
Equity securities:
Domestic value	16,786	46,129	17,418	45,340
Domestic growth	22,849	78,013	21,354	74,053
International and other	995	17,478	156	16,599
Fixed income securities:
U.S. Government	1,256	21,912	903	22,563
Municipals	6,198	73,554	5,851	68,973
Corporate and other	758	15,236	666	14,341
	$48,842	$257,464	$46,348	$250,145

The proceeds and gross realized gains and losses on the disposition of available-for-sale securities for PNMR and PNM are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the change in realized impairment losses of $0.4 million and $0.5 million for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Proceeds from sales	$31,852	$22,804
Gross realized gains	$5,135	$3,118
Gross realized (losses)	$(1,541)	$(1,039)
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2015, the available-for-sale and held-to-maturity debt securities had the following final maturities:

	Fair Value
	Available-for-Sale	Held-to-Maturity
	PNMR and PNM	PNMR	PNM
	(In thousands)
Within 1 year	$5,108	$17,173	$17,173
After 1 year through 5 years	17,210	626	—
After 5 years through 10 years	14,006	—	—
After 10 years through 15 years	10,705	—	—
After 15 years through 20 years	12,048	—	—
After 20 years	51,625	—	—
	$110,702	$17,799	$17,173

Fair Value Disclosures
The Company determines the fair values of its derivative and other financial instruments based on the hierarchy established in GAAP, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. GAAP describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Level 3 inputs used in determining fair values for the Company consist of internal valuation models. The Company records any transfers between fair value hierarchy levels as of the end of each calendar quarter. There were no transfers between levels during the three months ended March 31, 2015 and the year ended December 31, 2014.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Items recorded at fair value on the Condensed Consolidated Balance Sheets are presented below by level of the fair value hierarchy. There were no Level 3 fair value measurements at March 31, 2015 and December 31, 2014 for items recorded at fair value.

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
March 31, 2015	(In thousands)
PNMR and PNM
Available-for-sale securities
Cash and cash equivalents	$5,142	$5,142	$—
Equity securities:
Domestic value	46,129	46,129	—
Domestic growth	78,013	78,013	—
International and other	17,478	17,478	—
Fixed income securities:
U.S. Government	21,912	20,603	1,309
Municipals	73,554	—	73,554
Corporate and other	15,236	4,901	10,335
	$257,464	$172,266	$85,198

Commodity derivative assets	$9,342	$—	$9,342
Commodity derivative liabilities	(1,512)	—	(1,512)
Net	$7,830	$—	$7,830

December 31, 2014
PNMR and PNM
Available-for-sale securities
Cash and cash equivalents	$8,276	$8,276	$—
Equity securities:
Domestic value	45,340	45,340	—
Domestic growth	74,053	74,053	—
International and other	16,599	16,599	—
Fixed income securities:
U.S. Government	22,563	20,808	1,755
Municipals	68,973	—	68,973
Corporate and other	14,341	4,843	9,498
	$250,145	$169,919	$80,226

Commodity derivative assets	$11,232	$—	$11,232
Commodity derivative liabilities	(1,686)	—	(1,686)
Net	$9,546	$—	$9,546

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and fair values of investments in PVNGS lessor notes, other investments, and long-term debt, which are not recorded at fair value on the Condensed Consolidated Balance Sheets are presented below:

			GAAP Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2015	(In thousands)
PNMR
Long-term debt	$2,125,007	$2,322,072	$—	$2,322,072	$—
Investment in PVNGS lessor notes	$16,806	$17,173	$—	$—	$17,173
Other investments	$509	$1,135	$509	$—	$626
PNM
Long-term debt	$1,490,666	$1,627,751	$—	$1,627,751	$—
Investment in PVNGS lessor notes	$16,806	$17,173	$—	$—	$17,173
Other investments	$267	$267	$267	$—	$—
TNMP
Long-term debt	$365,575	$427,356	$—	$427,356	$—
Other investments	$242	$242	$242	$—	$—

December 31, 2014
PNMR
Long-term debt	$1,975,090	$2,173,117	$—	$2,173,117	$—
Investment in PVNGS lessor notes	$31,232	$32,836	$—	$—	$32,836
Other investments	$1,762	$2,375	$639	$—	$1,736
PNM
Long-term debt	$1,490,657	$1,624,222	$—	$1,624,222	$—
Investment in PVNGS lessor notes	$31,232	$32,836	$—	$—	$32,836
Other investments	$397	$397	$397	$—	$—
TNMP
Long-term debt	$365,667	$427,356	$—	$427,356	$—
Other investments	$242	$242	$242	$—	$—

(8)	Stock-Based Compensation

PNMR has various stock-based compensation programs, including stock options, restricted stock, and performance shares granted under the Performance Equity Plan (“PEP”). Although certain PNM and TNMP employees participate in the PNMR plans, PNM and TNMP do not have separate employee stock-based compensation plans. In 2011, the Company changed its approach to awarding stock-based compensation. As a result, no stock options have been granted since 2010 and awards of restricted stock have increased. Certain restricted stock awards are subject to achieving performance or market targets and some of these awards also have time vesting requirements. Other awards of restricted stock are only subject to time vesting requirements. Additional information concerning stock-based compensation under the PEP is contained in Note 13 of the Notes to Consolidated Financial Statements in the 2014 Annual Reports on Form 10-K.

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

The stock-based compensation expense related to restricted stock awards without performance or market conditions is amortized to compensation expense over the requisite vesting period, which is generally three years. However, compensation expense for awards to participants that are retirement eligible on the grant date is recognized immediately at the grant date and is

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

not amortized. Compensation expense for performance-based shares is recognized ratably over the performance period and is adjusted periodically to reflect the level of achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees meet their service requirements. At March 31, 2015 and December 31, 2014, PNMR had unrecognized expense related to stock awards of $8.3 million and $6.5 million.

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

The following table summarizes the weighted-average assumptions used to determine the awards grant date fair value:

	Three Months Ended March 31,
Restricted Shares and Performance Based Shares	2015	2014
Expected quarterly dividends per share	$0.200	$0.185
Risk-free interest rate	1.07%	0.71%

Market-Based Shares
Dividend yield	2.87%	2.82%
Expected volatility	18.73%	25.11%
Risk-free interest rate	1.00%	0.64%

The following table summarizes activity in stock options and restricted stock awards, including performance-based and market-based shares, for the three months ended March 31, 2015:

	Restricted Stock		Stock Options
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2014	258,770	$22.31	920,505	$20.39
Granted	317,756	$19.93	—	$—
Exercised	(327,479)	$18.34	(149,277)	$21.34
Forfeited	—	$—	(5,300)	$30.50
Expired	—	$—	—	$—
Outstanding at March 31, 2015	249,047	$24.48	765,928	$19.97

PNMR’s stock-based compensation program provides for performance and market targets through 2016. Included as granted and exercised in the above table are 179,845 previously awarded shares that were earned for the 2012 through 2014 performance measurement period and approved by the Board in February 2015 (based upon achieving market targets, weighted at 60%, at target award levels and performance targets, weighted at 40%, at maximum award levels. Excluded from the above table, are maximums of 179,811, 163,152, and 168,258 shares for the three-year performance periods ending in 2015, 2016, and 2017 that would be awarded if all performance and market criteria are achieved at maximum levels and all executives remain eligible.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In March 2012, the Company entered into a retention award agreement with its Chairman, President, and Chief Executive Officer under which she would receive 135,000 shares of PNMR’s common stock if PNMR meets specific market targets at the end of 2016 and she remains an employee of the Company. Under the agreement, she would receive 35,000 of the total shares if PNMR achieved specific market targets at the end of 2014. The specified market target was achieved at the end of 2014 and the Board approved her receiving the 35,000 shares in February 2015, which shares are included as granted and exercised in the above table. The retention award was made under the PEP and was approved by the Board on February 28, 2012. The above table does not include the restricted stock shares that remain unvested under this retention award agreement.

Effective as of January 1, 2015, the Company entered into a retention award agreement with its Executive Vice President and Chief Financial Officer under which he would receive awards of restricted stock if PNMR meets specific performance targets at the end of 2016 and 2017 and he remains an employee of the Company. If PNMR achieves the specific performance target for the period from January 1, 2015 through December 31, 2016, he would receive $100,000 of PNMR common stock based on the market value per share on the grant date in early 2017. Similarly, if PNMR achieves the specific performance target for the period from January 1, 2015 through December 31, 2017, he would receive $275,000 of PNMR common stock based on the market value per share on the grant date in early 2018. If the target for the first performance period is not met, but the target for the second performance period is met, he would receive both awards, less any amount received previously under the agreement. The retention award was made under the PEP and was approved by the Board on December 9, 2014. The above table does not include any restricted stock shares under this retention award agreement.

In March 2015, the Company entered into a retention award agreement with its Chairman, President, and Chief Executive Officer under which she would receive 53,859 shares of PNMR’s common stock if PNMR meets certain performance targets at the end of 2019 and she remains an employee of the Company. Under the agreement, she would receive 17,953 of the total shares if PNMR achieves specific performance targets at the end of 2017. The retention award was made under the PEP and was approved by the Board on February 26, 2015. The above table does not include any restricted stock shares under this retention award agreement.
At March 31, 2015, the aggregate intrinsic value of stock options outstanding, all of which are exercisable, was $7.4 million with a weighted-average remaining contract life of 2.53 years. At March 31, 2015, the exercise price of 248,750 outstanding stock options is greater than the closing price of PNMR common stock on that date; therefore, those options have no intrinsic value.

The following table provides additional information concerning stock options and restricted stock activity, including performance-based and market-based shares:

	Three Months Ended March 31,
Restricted Stock	2015	2014
Weighted-average grant date fair value	$19.93	$20.79
Total fair value of restricted shares that vested (in thousands)	$6,005	$4,336

Stock Options
Weighted-average grant date fair value of options granted	$—	$—
Total fair value of options that vested (in thousands)	$—	$—
Total intrinsic value of options exercised (in thousands)	$1,138	$1,469

(9)	Financing

Additional information concerning financing activities, including a TNMP cash-flow hedge, which terminated on June 27, 2014, that established a fixed interest rate on a variable rate loan, is contained in Note 6 of the Notes to Consolidated Financial Statements in the 2014 Annual Reports on Form 10-K.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financing Activities

On March 5, 2014, PNM entered into a $175.0 million Term Loan Agreement (the “PNM 2014 Term Loan Agreement”) among PNM and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Lender and Administrative Agent. On March 5, 2014, PNM used a portion of the funds borrowed under the PNM 2014 Term Loan Agreement to repay all amounts outstanding under PNM’s existing $75.0 million PNM 2013 Term Loan Agreement and other short-term amounts outstanding. The PNM 2014 Term Loan Agreement bears interest at a variable rate, which was 1.13% at March 31, 2015, must be repaid on or before September 4, 2015, and is reflected in current maturities of long-term debt on the Condensed Consolidated Balance Sheets. The PNM 2014 Term Loan Agreement includes customary covenants, including requirements to not exceed a maximum consolidated debt-to-capital ratio and customary events of default. The PNM 2014 Term Loan Agreement has a cross default provision and a change of control provision.

On March 9, 2015, PNMR entered into a $150.0 million Term Loan Agreement (“PNMR 2015 Term Loan Agreement”) between PNMR, the lenders identified therein, and Wells Fargo Bank, National Association, as Lender and Administrative Agent. The PNMR 2015 Term Loan Agreement bears interest at a variable rate, which was 1.18% at March 31, 2015, and must be repaid on or before March 9, 2018. The PNMR 2015 Term Loan Agreement includes customary covenants, including requirements to not exceed a maximum consolidated debt-to-capital ratio and customary events of default. The PNMR 2015 Term Loan Agreement has a cross default provision and a change of control provision.

Short-term Debt

The PNMR Revolving Credit Facility has a financing capacity of $300.0 million and the PNM Revolving Credit Facility has a financing capacity of $400.0 million. Both of these facilities mature on October 31, 2019 and provide for an additional one-year extension option, subject to approval by a majority of the lenders. The TNMP Revolving Credit Facility is a $75.0 million revolving credit facility secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds. The TNMP Revolving Credit Facility matures on September 18, 2018. PNM also has the $50.0 million PNM New Mexico Credit Facility that expires on January 8, 2018. At March 31, 2015, there were no borrowings under any of these facilities. At March 31, 2015, TNMP had $28.5 million in borrowings from PNMR under its intercompany loan agreement. At March 31, 2015, the weighted average interest rate was 1.03% for borrowings outstanding under the twelve-month PNMR Term Loan Agreement, which matures in December 2015. Short-term debt outstanding consisted of:

	March 31,	December 31,
Short-term Debt	2015	2014
	(In thousands)
PNM:
Revolving credit facility	$—	$—
PNM New Mexico Credit Facility	—	—
TNMP – Revolving credit facility	—	5,000
PNMR:
Revolving credit facility	—	600
PNMR Term Loan Agreement	100,000	100,000
	$100,000	$105,600

At April 24, 2015, PNMR, PNM, and TNMP had $292.3 million, $396.8 million, and $74.9 million of availability under their respective revolving credit facilities, including reductions of availability due to outstanding letters of credit, and PNM had $50.0 million of availability under the PNM New Mexico Credit Facility. Total availability at April 24, 2015, on a consolidated basis, was $814.0 million for PNMR. As of April 24, 2015, PNM had $26.4 million and TNMP had $38.4 million in borrowings from PNMR under their intercompany loan agreements. At April 24, 2015, PNMR, PNM and TNMP had consolidated invested cash of $87.4 million, none, and none. The availability amounts do not include remaining capacity of $25.0 million available under the PNM Multi-draw Term Loan at April 24, 2015.

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

Additional information concerning pension and OPEB plans is contained in Note 12 of the Notes to Consolidated Financial Statements in the 2014 Annual Reports on Form 10-K. Annual net periodic benefit cost (income) for the plans is actuarially determined using the methods and assumptions set forth in that note and is recognized ratably throughout the year.

PNM Plans

The following tables present the components of the PNM Plans’ net periodic benefit cost:

	Three Months Ended March 31,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2015	2014	2015	2014	2015	2014
	(In thousands)
Components of Net Periodic
Benefit Cost
Service cost	$—	$—	$51	$45	$—	$—
Interest cost	7,064	7,541	1,022	1,159	190	205
Expected return on plan assets	(9,831)	(9,511)	(1,403)	(1,410)	—	—
Amortization of net (gain) loss	3,705	3,255	491	556	81	52
Amortization of prior service cost	(241)	(241)	(160)	(336)	—	—
Net periodic benefit cost	$697	$1,044	$1	$14	$271	$257

PNM made contributions to its pension plan trust of $30.0 million and zero in the three months ended March 31, 2015 and 2014. PNM does not anticipate making additional contributions to its pension trust in 2015.  Based on current law, including recent amendments to funding requirements, and estimates of portfolio performance, contributions to the PNM pension plan trust for 2016-2019 are estimated to total $22.0 million. These anticipated contributions were developed using current funding assumptions, with discount rates of 4.8% to 5.5%. Actual amounts required to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional contributions at its discretion. PNM made contributions to the OPEB trust of $0.8 million and $0.8 million in the three months ended March 31, 2015 and 2014. PNM expects to make contributions to the OPEB trust totaling $3.5 million in 2015 and $14.0 million for 2016-2019.  Disbursements under the executive retirement program, which are funded by PNM and considered to be contributions to the plan, were $0.5 million and $0.4 million in the three months ended March 31, 2015 and 2014 and are expected to total $1.5 million during 2015.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TNMP Plans

The following tables present the components of the TNMP Plans’ net periodic benefit cost (income):

	Three Months Ended March 31,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2015	2014	2015	2014	2015	2014
	(In thousands)
Components of Net Periodic
Benefit Cost (Income)
Service cost	$—	$—	$62	$59	$—	$—
Interest cost	761	798	152	155	9	10
Expected return on plan assets	(1,105)	(1,132)	(130)	(133)	—	—
Amortization of net (gain) loss	195	166	—	(31)	1	—
Amortization of prior service cost	—	—	—	8	—	—
Net Periodic Benefit Cost (Income)	$(149)	$(168)	$84	$58	$10	$10

TNMP does not anticipate making any contributions to its pension trust in 2015-2019 based on current law, including recent amendments to funding requirements, and estimates of portfolio performance. These expectations were developed using current funding assumptions, including discount rates of 4.8% and 5.5%. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP made no contributions to the OPEB trust in the three months ended March 31, 2015 and 2014. TNMP expects to make contributions to the OPEB trust totaling $0.3 million in 2015 and $1.4 million for 2016-2019. Disbursements under the executive retirement program, which are funded by TNMP and considered to be contributions to the plan, were less than $0.1 million in the three months ended March 31, 2015 and 2014 and are expected to total $0.1 million during 2015.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Additional information concerning commitments and contingencies is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2014 Annual Reports on Form 10-K.

Commitments and Contingencies Related to the Environment

Nuclear Spent Fuel and Waste Disposal

Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE that require the DOE to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE announced that it would not be able to open the repository by 1998 and sought to excuse its performance of these requirements. In November 1997, the D.C. Circuit issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and the DOE’s delay, a number of utilities, including APS (on behalf of itself and the other PVNGS owners, including PNM), filed damages actions against the DOE in the Court of Federal Claims. In 2010, the court ordered an award to the PVNGS owners for their damages claim for costs incurred through December 2006. APS filed a subsequent lawsuit, on behalf of itself and the other PVNGS owners, against DOE in the Court of Federal Claims on December 19, 2012. The lawsuit alleged that from January 1, 2007 through June 30, 2011, additional damages were incurred due to DOE’s continuing failure to remove spent nuclear fuel and high level waste from PVNGS. APS and DOE entered into a settlement agreement, and on October 7, 2014, APS received a settlement payment of $57.4 million for costs paid through June 30, 2011, for DOE’s failure to accept spent nuclear fuel generated at PVNGS. PNM’s share of the settlement is $5.9 million, substantially all of which is credited back to PNM’s customers. The settlement agreement also establishes a process for the payment of subsequent claims through December 31, 2016. Under the settlement agreement, APS must submit claims annually for payment of allowable costs. On October 31, 2014, APS submitted a claim for costs paid between July 1, 2011 and June 30, 2014 and agreed to a settlement amount of $42.0 million in March 2015. PNM’s share of the settlement, which amounted to $4.3 million, including $3.1 million credited back to PNM’s customers, was recorded in the three months ended March 31, 2015. The settlement agreement terminates upon payment of costs paid through December 31, 2016, unless extended by mutual written agreement.

PNM estimates that it will incur approximately $58.0 million (in 2013 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a component of fuel expense as the fuel is consumed. At March 31, 2015 and December 31, 2014, PNM had a liability for interim storage costs of $12.4 million and $12.3 million included in other deferred credits.

On June 8, 2012, the D.C. Circuit issued its decision on a challenge by several states and environmental groups of the NRC’s rulemaking regarding temporary storage and permanent disposal of high level nuclear waste and spent nuclear fuel. The petitioners had challenged the NRC’s 2010 update to the agency’s Waste Confidence Decision and temporary storage rule (the “Waste Confidence Decision”). The D.C. Circuit found that the Waste Confidence Decision update constituted a major federal action, which, consistent with NEPA, requires either an environmental impact statement or a finding of no significant impact from the NRC’s actions. The D.C. Circuit found that the NRC’s evaluation of the environmental risks from spent nuclear fuel was deficient, and therefore remanded the Waste Confidence Decision update for further action consistent with NEPA. On September 6, 2012, the NRC commissioners issued a directive to the NRC staff to proceed with development of a generic EIS to support an updated Waste Confidence Decision. The NRC commissioners also directed the staff to establish a schedule to publish a final rule and environmental impact study within 24 months of September 6, 2012.
In September 2013, the NRC issued its draft generic EIS to support an updated Waste Confidence Decision. On August 26, 2014, the NRC approved a final rule on the environmental effects of continued storage of spent nuclear fuel.  The continued storage rule adopted the findings of the generic EIS regarding the environmental impacts of storing spent fuel at any reactor site after the reactor’s licensed period of operations. As a result, those generic impacts do not need to be re-analyzed in the environmental reviews for individual licenses. Although PVNGS had not been involved in any licensing actions affected by the D.C. Circuit’s June 8, 2012 decision, the NRC lifted its suspension on final licensing actions on all nuclear power plant licenses and renewals that went into effect when the D.C. Circuit issued its June 2012 decision. The August 2014 final rule has been subject to continuing legal challenges before the NRC and the United States Court of Appeals. PNM is unable to predict the outcome of this matter.

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
In accordance with the revised plan, PNM submitted a new BART analysis to NMED on April 1, 2013 and NMED developed a RSIP, both of which reflect the terms of the non-binding agreement. The EIB approved the RSIP in September 2013 and it was submitted to EPA for approval in October 2013. Final rules approving the RSIP and withdrawing the FIP were published in the Federal Register on October 9, 2014 and became effective on November 10, 2014.

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

Implementation Activities – Due to the compliance deadline set forth in the FIP, PNM took steps to commence installation of SCRs at SJGS. In October 2012, PNM entered into a contract with an engineering, procurement, and construction contractor to install SCRs on behalf of the SJGS owners. At the time PNM entered into the contract, PNM estimated the total cost to install SCRs on all four units of SJGS to be between approximately $824 million and $910 million. The costs for the project to install SCRs would encompass installation of BDT equipment to comply with the NAAQS requirements described below. The construction contract was terminated in December 2014 following approval of the RSIP by EPA.

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

The above estimates include gross receipts taxes, AFUDC, and other PNM costs. Based upon its current SJGS ownership interest, PNM’s share of the costs described above would have been about 46.3%.

Following the February 2013 development of the alternative BART compliance plan, PNM began taking steps to prepare for the potential installation of SNCR and BDT equipment on Units 1 and 4 due to the long lead times on certain equipment purchases. In May 2013, PNM entered into an equipment and related services contract with a technology provider. In July 2014, PNM entered into a contract for management of the construction and in September 2014 entered into a construction and procurement contract. Installation of SNCRs and BDT on SJGS Unit 1 was completed in April 2015 and PNM anticipates that installation of SNCRs and BDT on Unit 4 can be completed within the timeframe contained in the RSIP.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM estimates the cost of these identified resources would be approximately $212.5 million. These amounts are included in PNM’s current construction expenditure forecast although approval of the plan remains subject to numerous conditions. Although operating costs would be reduced due to the retirement of SJGS Units 2 and 3, the operating costs for SJGS Units 1 and 4 would increase with the installation of SNCR and BDT equipment.

PNM’s requests in the December 20, 2013 NMPRC filing were based on the status of the negotiations among the SJGS owners at that time regarding ownership restructuring and other matters (see SJGS Ownership Restructuring Matters below). In July 2014, PNM filed a notice with the NMPRC regarding the status of the negotiations among the SJGS participants, including that the SJGS participants reached non-binding agreements in principle on the ownership restructuring of SJGS and that PNM was proposing to acquire 132 MW of SJGS Unit 4 effective December 31, 2017, rather than exchanging 78 MW of capacity in SJGS Unit 3 for 78 MW in SJGS Unit 4 as contemplated in the December 20, 2013 NMPRC filing. Those agreements are memorialized in the resolution and term sheet described below.
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

•
Would be granted a CCN for an additional 132 MW of SJGS Unit 4 capacity as of January 1, 2018 with a rate base value of $26 million plus any reasonable and prudent investments made in Unit 4 prior to that date; PNM would reduce its carrying value of SJGS Unit 3 by this $26 million

•
Would recover 50% of the estimated $231 million undepreciated value in SJGS Units 2 and 3 at December 31, 2017; recovery would be over a twenty year period and would include a return on the unrecovered amount at PNM’s WACC; at March 31, 2015, PNM’s net book value of its current ownership share of SJGS Units 2 and 3 was approximately $280 million

•
Would be granted a CCN for 134 MW of PVNGS Unit 3 at a January 1, 2018 value of $221.1 million ($1,650 per KW); PNM’s ownership share of PVNGS would also be subject to a capacity factor performance threshold of 75% for a seven year period beginning January 1, 2018; subject to certain exceptions, if the capacity factor is not achieved in any year, PNM would refund the cost of replacement power through its FPPAC; at March 31, 2015, PNM’s net book value of PVNGS Unit 3 was approximately $145 million

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
On April 8, 2015, the Hearing Examiner in the case issued a Certification of Stipulation, which recommends that the NMPRC reject the stipulation as proposed. The certification recommends that the abandonment of SJGS Units 2 and 3 be conditionally approved subject to PNM proposing adequate replacement capacity, approval of the CCN for PVNGS Unit 3 at a value of $143.5 million ($1,071/KW), approval of recovery of an estimated $128.5 million, representing 50% of the remaining undepreciated investment in SJGS Units 2 and 3 at December 31, 2017, and denial of the CCN for the additional 132 MW of Unit 4 of SJGS. The certification states that PNM may re-apply for a CCN for the 132 MW after it has presented final restructuring and post-2017 coal supply agreements for SJGS. On April 20, 2015, PNM filed exceptions to the certification. PNM argued that the proposed modifications to the stipulation do not balance customer and shareholder interests, upset the balance contained in the stipulation, that the schedule recommended by the Hearing Examiner for PNM to file a replacement plan would effectively preclude the inclusion of the 132 MW of additional SJGS Unit 4 capacity in the replacement plan thereby jeopardizing the restructuring agreement and the continued operation of SJGS to the detriment of customers, and that the Hearing Examiner erred in recommending a lower rate base value for PNM’s share of PVNGS Unit 3. If the NMPRC issues an order that modifies the stipulation, any stipulating party can void the stipulation. The certification recommends that the parties be given seven days to decide whether to accept any modifications after the NMPRC issues an order. The NMPRC can approve, reject, or modify the certification. If the NMPRC were to issue an order adopting all of the modifications to the stipulation recommended by the Hearing Examiner, PNM estimates the net pre-tax regulatory disallowance referenced above would become an amount between $145 million and $155 million. The NMPRC has not yet acted on the certification. Although PNM expects a decision from the NMPRC in the second or third quarter of 2015, PNM is unable to predict what action the NMPRC will take, whether any party will void the stipulation, or the ultimate outcome of this matter.
On May 1, 2015, PNM filed with the NMPRC a notice of submittal of confidential, substantially final, unexecuted restructuring, coal supply, and related agreements for SJGS. See SJGS Ownership Restructuring Matters and Coal Supply below.

SJGS Ownership Restructuring Matters – As discussed in the 2014 Annual Report on Form 10-K, SJGS is jointly owned by PNM and eight other entities, including three participants that operate in the State of California. Furthermore, each participant does not have the same ownership interest in each unit. The SJPPA that governs the operation of SJGS expires on July 1, 2022 and the contract with SJCC to supply the coal requirements of the plant expires on December 31, 2017. The California participants have indicated that, under California law, they may be prohibited from making significant capital improvements to SJGS. The California participants have stated they would be unable to fully fund the construction of either SCRs or SNCRs at SJGS and have expressed the intent to exit their ownership in SJGS no later than the expiration of the current SJPPA. One other participant also expressed a similar intent to exit ownership in the plant. The participants intending to exit ownership in SJGS currently own 50.0% of SJGS Unit 3 and 38.8% of SJGS Unit 4. PNM currently owns 50.0% of SJGS Unit 3 and 38.5% of SJGS Unit 4.

The SJGS participants engaged in mediated negotiations concerning the implementation of the RSIP to address BART at SJGS. These negotiations initially included potential shifts in ownership among participants and between Units 3 and 4 that could have resulted in PNM acquiring additional ownership in Unit 4 prior to the shutdown of SJGS Units 2 and 3. The discussions

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

among the SJGS participants regarding restructuring also included, among other matters, the treatment of plant decommissioning obligations, mine reclamation obligations, environmental matters, and certain ongoing operating costs.

On June 26, 2014, a non-binding resolution (the “Resolution”) was unanimously approved by the SJGS Coordination Committee. The Resolution identifies the participants who would be exiting active participation in SJGS effective December 31, 2017 and participants, including PNM, who would retain an interest in the ongoing operation of one or more units of SJGS. The Resolution provides the essential terms of restructured ownership of SJGS between the exiting participants and the remaining participants and addresses other related matters. The Resolution includes provisions indicating that the exiting participants would remain obligated for their proportionate shares of environmental, mine reclamation, and certain other legacy liabilities that are attributable to activities that occurred prior to their exit, as well as outlining how their shares would be determined. Also, on June 26, 2014, a non-binding term sheet was approved by all of the remaining participants that provides the essential terms of restructured ownership of SJGS among the remaining participants. As part of the non-binding terms, PNM confirmed that it would acquire an additional 132 MW in SJGS Unit 4 effective December 31, 2017. There would be no initial cost for PNM to acquire the additional 132 MW although PNM’s share of capital improvements, including the costs of installing SNCR and BDT equipment, and operating expenses would increase to reflect the increased ownership. The acquisition of 132 MW of SJGS Unit 4 would result in PNM’s ownership share of SJGS Unit 4 being 64.5% and of SJGS Units 1 and 4 aggregating 58.7%. The Resolution and the non-binding term sheet recognize that prior to executing a binding restructuring agreement, the remaining participants would need to have greater certainty in regard to the economic cost and availability of fuel for SJGS for the period after December 31, 2017. As discussed under Coal Supply below, the remaining participants have negotiated substantially final, unexecuted agreements regarding coal supply for SJGS through June 30, 2022. On September 2, 2014, the SJGS Coordination Committee adopted a non-binding supplement to the Resolution, which provides for allocation of future costs of decommissioning among current SJGS owners using a time-based sliding scale and outlines indemnification obligations.

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

On January 7, 2015, the City of Farmington, New Mexico, which has an ownership interest in Unit 4, notified the other participants that it will not acquire additional MWs in Unit 4, leaving 65 MWs in that unit unsubscribed. As discussed under NMPRC Filing above, PNM has indicated that it will not acquire any of the unsubscribed MWs. However, PNMR currently anticipates that PNMR Development would acquire the 65 MWs. The City of Farmington’s action was taken under the Fuel and Capital Funding Agreement and has the impact of negating certain provisions of that agreement, including the payment arrangement related to SNCRs and PNM’s acquisition of the exiting participants’ coal inventory described above, and reinstating the voting and capital improvement cost allocations under the current SJPPA. Accordingly, on February 3, 2015, PNM informed the participants in the Fuel and Capital Funding Agreement that the agreement would terminate by its terms no later than February 6, 2015. The City of Farmington and the other continuing participants in SJGS have indicated that they remain committed to on-going ownership in SJGS.

It is anticipated that PNMR, PNM, PNMR Development, and the California owners of SJGS Unit 4 would enter into a Capacity Option and Funding Agreement (“COFA”), which would provide PNM and PNMR Development options to acquire 132 MW and 65 MW of the Unit 4 capacity currently owned by the California entities in exchange for PNM and PNMR Development funding the capital improvements related to Unit 4 effective as of January 1, 2015. PNMR’s current projection of capital expenditures includes those of PNMR Development for the 65 MW. PNMR would guarantee the obligations of PNMR Development under the COFA. The COFA would terminate on the earliest of January 1, 2016, the effective date of a SJGS restructuring agreement, the date PNM notifies the other parties that it has failed to receive required regulatory approvals for the SJGS restructuring, the date any California owner opposes PNM’s application before the NMPRC, or the date PNM elects to terminate because another SJGS owner has given notice that it will no longer participate in the restructuring process. If the COFA is terminated, the California owners would not be obligated to repay amounts funded by PNM and PNMR Development.

On May 1, 2015, PNM filed with the NMPRC a notice of submittal of a confidential, substantially final, unexecuted copy of the San Juan Project Restructuring Agreement (“RA”). The RA sets forth the agreement among the SJGS owners regarding

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ownership restructuring and contains many of the provisions of the Resolution. PNMR Development would also be a party to the RA and would acquire an ownership interest in SJGS Unit 4 when the California owners exit, but would have obligations related to Unit 4 before then. On December 31, 2017, PNM would acquire 132 MW of the capacity in SJGS Unit 4 from the California owners and PNMR Development would acquire 65 MW of such capacity, as contemplated by the COFA. The RA is dependent on and would become effective upon the last of the approval by NMPRC, the approval by FERC, the approval of each participant’s board or other decision-making body, and the effective date of a new coal supply agreement for SJGS. The new coal supply agreement is currently anticipated to be effective on January 1, 2016. It is currently anticipated that the coal supply agreement and the RA would become effective contemporaneously on January 1, 2016. The RA sets forth the terms under which PNM would acquire the coal inventory of the exiting SJGS participants on January 1, 2016 and provide coal supply to the exiting participants during the period from January 1, 2016 and December 31, 2017, which arrangement PNM believes will provide economic benefits that will be passed on to PNM’s customers. The RA also includes provisions whereby the exiting owners will make payments to certain of the remaining participants, not including PNM, related to the restructuring. PNM’s notice also included submittal of confidential, substantially final, unexecuted copies of documents related to coal supply for SJGS beginning January 1, 2016 (see “Coal Supply” below). The participants continue to negotiate agreements for reclamation of the mines supplying coal to SJGS, decommissioning obligations and funding for the SJGS plant, and related amendments to the SJPPA. PNM and the other SJGS owners are working toward finalizing the reclamation agreement by June 1, 2015 and the decommissioning agreement by July 1, 2015 and to have final execution of all the restructuring agreements completed by August 31, 2015.

PNM is unable to predict whether all required approvals will be obtained and other conditions satisfied in order for the agreements discussed above to become effective and restructuring to be consummated.

Other SJGS Matters – The SJPPA requires PNM, as operating agent, to obtain approval of capital improvement project expenditures from participants who have an ownership interest in the relevant unit or property common to more than one unit. As provided in the SJPPA, specified percentages of both the outstanding participant shares, based on MW ownership, and the number of participants in the unit or common property must be obtained in order for a capital improvement project to be approved. PNM presented the SNCR project, including BDT requirements described above, to the SJGS participants in Unit 1 and Unit 4 for approval in late October 2013. The project was approved for Unit 1, but the Unit 4 project, which includes some of the California participants, did not obtain the required percentage of votes for approval. In addition, other capital projects related to Unit 4 were not approved by the participants. PNM subsequently requested that the owners of Unit 4 approve the expenditure of costs critical to being able to comply with the time frame in the RSIP with respect to the Unit 4 project of $1.9 million on March 10, 2014, $6.4 million on June 27, 2014, and total project expenses of $76.6 million (including the two prior requests) on January 22, 2015. The Unit 4 owners did not approve these requests.

PNM, in its capacity as operating agent of SJGS, is authorized and obligated under the SJPPA to take reasonable and prudent actions necessary for the successful and proper operation of SJGS pending the resolution, by arbitration or otherwise, of any inability or failure to agree by the participants. PNM must evaluate its responsibilities and obligations as operating agent under the SJPPA regarding the SJGS Unit 4 capital projects that were not approved by the participants and take reasonable and prudent actions as it deems necessary. Therefore, on March 10, 2014, July 14, 2014, and March 20, 2015, PNM, as operating agent for SJGS, issued “Prudent Utility Practice” notices under the SJPPA indicating PNM was undertaking certain critical activities to keep the Unit 4 SNCR project on schedule.

As discussed above, EPA approved the RSIP and withdrew the FIP on October 9, 2014 and those approvals became effective on November 10, 2014. PNM believes significant progress is being made towards implementation of the RSIP. However, the final implementation of the RSIP is still dependent upon PNM obtaining NMPRC approval to retire San Juan Units 2 and 3 and the agreements for restructuring and a new coal supply becoming effective. PNM can provide no assurance that these requirements will be accomplished. If the RSIP requirements ultimately are not implemented due to adverse or alternative regulatory, legislative, legal, or restructuring developments or other factors, PNM would need to pursue other alternatives to address compliance with the CAA. Failure to implement the RSIP or an agreed to alternative could jeopardize the economic viability of SJGS. PNM will seek recovery from its ratepayers for costs that may be incurred as a result of the CAA requirements. PNM is unable to predict the ultimate outcome of these matters.

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

Four Corners

On August 6, 2012, EPA issued its final BART determination for Four Corners. The rule included two compliance alternatives. On December 30, 2013, APS notified EPA that the Four Corners participants selected the alternative that required APS to permanently close Units 1-3 by January 1, 2014 and install SCR post-combustion NOx controls on each of Units 4 and 5 by July 31, 2018. PNM owns a 13% interest in Units 4 and 5, but had no ownership interest in Units 1, 2, and 3, which were shut down by APS on December 30, 2013. For particulate matter emissions, EPA is requiring Units 4 and 5 to meet an emission limit of 0.015 lb/MMBTU and the plant to meet a 20% opacity limit, both of which are achievable through operation of the existing baghouses. Although unrelated to BART, the final BART rule also imposes a 20% opacity limitation on certain fugitive dust emissions from Four Corners’ coal and material handling operations.
On December 30, 2013, APS announced the closing of its purchase of SCE’s 48% interest in each of Units 4 and 5 of Four Corners. Concurrently with the closing of the SCE transaction, the ownership of the coal supplier and operator of the mine that serves Four Corners was transferred to a company formed by the Navajo Nation to own the mine and develop other energy projects. Also occurring concurrently, the Four Corners co-owners executed a long term agreement for the supply of coal to Four Corners from July 2016, when the current coal supply agreement expires, through 2031.
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
PNM is continuing to evaluate the impacts of EPA’s BART determination for Four Corners. PNM estimates its share of costs, including PNM’s AFUDC, to be up to $83.9 million for post-combustion controls at Four Corners Units 4 and 5. PNM would seek recovery from its ratepayers of all costs that are ultimately incurred. PNM is unable to predict the ultimate outcome of this matter.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

National Ambient Air Quality Standards (“NAAQS”)
The CAA requires EPA to set NAAQS for pollutants considered harmful to public health and the environment. EPA has set NAAQS for certain pollutants, including NOx, SO2, ozone, and particulate matter. In 2010, EPA updated the primary NOx and SO2 NAAQS to include a 1-hour maximum standard while retaining the annual standards for NOx and SO2 and the 24-hour SO2 standard. New Mexico is in attainment for the 1-hour NOx NAAQS. On May 13, 2014, EPA released the draft data requirements rule for the 1-hour SO2 NAAQS, which directs state and tribal air agencies to characterize current air quality in areas with large SO2 sources to identify maximum 1-hour SO2 concentrations. The proposed rule also describes the process and timetable by which air regulatory agencies would characterize air quality around large SO2 sources through ambient monitoring or modeling. This characterization will result in these areas being designated as attainment, nonattainment, or unclassified for compliance with the 1-hour SO2 NAAQS.  On March 2, 2015, the United States District Court for the Northern District of California approved a settlement that imposes deadlines for EPA to identify areas that violate the NAAQS standards for 1-hour SO2 emissions. The settlement results from a lawsuit brought by Earthjustice on behalf of the Sierra Club and the Natural Resources Defense Council under the CAA. The consent decree requires the following: 1) within 16 months of the consent decree entry, EPA must issue area designations for areas containing non-retiring facilities that either emitted more than 16,000 tons of SO2 in 2012 or emitted more than 2,600 tons with an emission rate of 0.45 lbs/MMBTU or higher in 2012; 2) by December 2017, EPA must issue designations for areas for which states have not adopted a new monitoring network under the proposed data requirements rule; and (3) by December 2020, EPA must issue designations for areas for which states have adopted a new monitoring network under the proposed data requirements rule.  SJGS and Four Corners SO2 emissions are below the tonnages set forth in 1) above. EPA regions sent out letters to state environmental agencies explaining how EPA plans to implement the consent decree.  The letters outline the schedule that EPA expects states to follow in moving forward with new SO2 non-attainment designations. To date, NMED has not received a letter.

Although the determination process has not been finalized, PNM believes that compliance with the 1-hour SO2 standard may require operational changes and/or equipment modifications at SJGS. On November 8, 2013, PNM received an amendment to its NSR air permit for SJGS, which would be required for the installation of either SCRs or SNCRs described above. The revised permit requires the reduction of SO2 emissions to 0.10 pound per MMBTU on SJGS Units 1 and 4 and continues to require the installation of BDT equipment modifications for the purpose of reducing fugitive emissions, including NOx, SO2, and particulate matter. These reductions will help SJGS meet the NAAQS. The BDT equipment modifications are to be installed at the same time as the installation of regional haze BART controls, in order to most efficiently and cost effectively conduct construction activities at SJGS. See Regional Haze – SJGS above.

EPA finalized revisions to its NAAQS for fine particulate matter on December 14, 2012. PNM believes the equipment modifications discussed above will assist the plant in complying with the particulate matter NAAQS.

In January 2010, EPA announced it would strengthen the 8-hour ozone standard by setting a new standard in a range of 60-70 parts per billion (“ppb”). On December 17, 2014, EPA published a proposed rule that would revise the NAAQS for ground level ozone. The rule would reduce the current primary 8-hour ozone NAAQS from 75 ppb to between 70 and 65 ppb. EPA is proposing a secondary standard to provide protection against cumulative exposures that can damage plants and trees. To achieve this level of protection, EPA is proposing to set an 8-hour secondary standard at a level within the range of 65 to 70 ppb. According to EPA, 2011-2013 ozone ambient air monitoring data indicates that Bernalillo, Dona Ana, Eddy, and San Juan counties in New Mexico exceed a 70 ppb ozone concentration. In addition, Lea, Luna Santa Fe, and Valencia counties exceed the 65 ppb ozone concentration. Counties that exceed the ozone NAAQS would be designated as nonattainment for ozone. NMED would have responsibility for bringing those counties into compliance and would look at all sources of NOx and volatile organic compounds since these are the pollutants that form ground-level ozone. As a result, SJGS could be required to install further controls to meet a new ozone NAAQS. PNM cannot predict the outcome of this matter, the impact of other potential environmental mitigations, or if additional controls would be required at any of its affected facilities as a result of ozone non-attainment designation. EPA is under a court order to finalize the ozone standard by October 1, 2015.

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
In May 2010, PNM filed a petition with the federal district court seeking a judicial determination on a dispute relating to PNM’s mercury controls. NMED and plaintiffs sought to require PNM to implement additional mercury controls. PNM estimates the implementation would increase annual mercury control costs for the entire station, which are currently $0.7 million, to a total of $6.6 million. On March 23, 2014, the court entered a stipulated order reflecting an agreement reached by the parties. Under the stipulated order, PNM was required to repeat the mercury study required under the Consent Decree using sorbent traps instead of the continuous emissions monitoring system used in the initial study. The results of the mercury study would establish the activated carbon injection rate that maximizes mercury removal at SJGS, as required under the Consent Decree. PNM completed stack testing and submitted the study report to NMED and the plaintiffs in December 2014. Based on PNM’s cost/benefit analysis, PNM recommended that the carbon injection not be increased from its current level. On March 18, 2015, NMED and the plaintiffs approved PNM’s recommendation for the activated carbon injection rate. PNM has applied for the necessary modifications to the SJGS air quality permit to include this operational parameter as a permit condition.
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

Four Corners Coal Mine

In 2012, several environmental groups filed a lawsuit in federal district court against the OSM challenging OSM’s 2012 approval of a permit revision which allowed for the expansion of mining operations into a new area of the mine that serves Four Corners (“Area IV North”). In April 2015, the court issued an order invalidating the permit revision, thereby prohibiting mining in Area IV North until OSM takes action to cure the defect in its permitting process identified by the court. APS has indicated that NTEC, the owner of the mine and supplier of coal to Four Corners, does not anticipate any near-term interruption of coal supply to the plant as a result of the suspension of mining in Area IV North. PNM cannot predict the time period that will be required for OSM’s further permitting process to be completed or whether the outcome of the process will be sufficient to allow the permit to be reinstated.

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
Cooling Water Intake Structures
EPA signed its final cooling water intake structures rule on May 16, 2014, which establishes national standards for certain cooling water intake structures at existing power plants and other facilities under the Clean Water Act to protect fish and other aquatic organisms by minimizing impingement mortality (the capture of aquatic wildlife on intake structures or against screens) and entrainment mortality (the capture of fish or shellfish in water flow entering and passing through intake structures). The final rule was published on August 15, 2014 and became effective October 14, 2014.
The final rule allows multiple compliance options and considerations for site specific conditions and the permit writer is granted a significant amount of discretion in determining permit requirements, schedules, and conditions. To minimize impingement mortality, the rule provides operators of facilities, such as SJGS and Four Corners, seven options for meeting Best Technology Available (“BTA”) standards for reducing impingement. SJGS has a closed-cycle recirculating cooling system which is a listed BTA and may also qualify for the “de minimis rate of impingement” based on the design of the intake structure. To minimize entrainment mortality, the permitting authority must establish the BTA for entrainment on a site-specific basis, taking into consideration an array of factors, including endangered species and social costs and benefits. Affected sources must submit source water baseline characterization data to the permitting authority to assist in the determination. Compliance deadlines under the rule are tied to permit renewal and will be subject to a schedule of compliance established by the permitting authority. The renewal date for the SJGS NPDES permit is March 31, 2016; however, additional time to submit the application may be allowed by the NPDES permit writer. Because of the discretion afforded to EPA with respect to entrainment requirements, PNM is unable to predict the outcome of this matter or a range of the potential costs of compliance. However, the costs are not expected to be material. APS is currently in discussions with EPA Region 9, the National Pollutant Discharge Elimination System permit writer for Four Corners, to determine the scope of the impingement and entrainment requirements, which will, in turn, determine APS’s costs to comply with the rule. APS has indicated that it does not expect such costs to be material.

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
Santa Fe Generating Station
PNM and the NMED are parties to agreements under which PNM installed a remediation system to treat water from a City of Santa Fe municipal supply well, an extraction well, and monitoring wells to address gasoline contamination in the groundwater at the site of PNM’s former Santa Fe Generating Station and service center. PNM believes the observed groundwater contamination originated from off-site sources, but agreed to operate the remediation facilities until the groundwater meets applicable federal and state standards or until the NMED determines that additional remediation is not required, whichever is earlier. The City of Santa Fe has indicated that since the City no longer needs the water from the well, the City would prefer to discontinue its operation and maintain it only as a backup water source. However, for PNM’s groundwater remediation system to operate, the water well must be in service. Currently, PNM is not able to assess the duration of this project or estimate the impact on its obligations if the City of Santa Fe ceases to operate the water well.
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

On December 19, 2014, EPA issued its coal ash rule, including a non-hazardous waste determination for coal ash. Coal ash will be regulated as a solid waste under Subtitle D of RCRA. The rule does not cover mine placement of coal ash and OSM is expected to publish a rule covering mine placement in 2015. It is expected that OSM will be influenced by EPA’s rule. Because the rule is promulgated under Subtitle D, it does not require regulated facilities to obtain permits, does not require the states to adopt and implement the new rules, and is not within EPA’s enforcement jurisdiction. Instead, the rule’s compliance mechanism is for a state or citizen group to bring a RCRA citizen suit in federal district court against any facility that is alleged to be in non-compliance with the new requirements. EPA published the final CCB rule in the Federal Register on April 17. 2015.

PNM is reviewing the rule to fully understand its implications. The rule’s preamble indicates EPA is still evaluating whether to reverse its original regulatory determination and regulate coal ash under RCRA Subtitle C, which means it is possible at some point in the future for EPA to review the new CCB rules. PNM would seek recovery from its ratepayers of all costs that are ultimately incurred. PNM cannot predict the outcome of OSM’s proposed rulemaking regarding CCB regulation, including mine placement of CCBs, or whether OSM’s actions will have a material impact on PNM’s operations, financial position, or cash flows.

Hazardous Air Pollutants (“HAPs”) Rulemaking

In December 2011, the EPA issued its final Mercury and Air Toxics Standards (“MATS”) to reduce emissions of heavy metals, including mercury, arsenic, chromium, and nickel, as well as acid gases, including hydrochloric and hydrofluoric gases, from coal and oil-fired electric generating units with a capacity of at least 25 MW. Existing facilities were required to comply with the MATS rule by April 16, 2015, unless the facility was granted a 1-year extension under CAA section 112(i)(3). PNM did not request an extension and began complying with the MATS rule by the date specified in the rule. PNM’s assessment of MATS indicates that the control equipment currently used at SJGS allows the plant to meet the emission standards set forth in the rule. With regard to mercury, stack testing performed for EPA during the MATS rulemaking process showed that SJGS achieved a mercury removal rate of 99% or greater. APS requested and received a 1-year extension until April 16, 2016 for Four Corners to comply with the MATS rule. However, APS has determined that no additional equipment will be required at Four Corners Units 4 and 5 to comply with the rule.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Commitments and Contingencies
Coal Supply
The coal requirements for SJGS are being supplied by SJCC, a wholly owned subsidiary of BHP. In addition to coal delivered to meet the current needs of SJGS, PNM prepays SJCC for certain coal mined but not yet delivered to the plant site. At March 31, 2015 and December 31, 2014, prepayments for coal, which are included in other current assets, amounted to $38.9 million and $37.3 million. SJCC holds certain federal, state, and private coal leases and has an underground coal sales agreement to supply processed coal for operation of SJGS through 2017. The parties to the coal sales agreement are SJCC, PNM, and Tucson. Under the coal sales agreement, SJCC is reimbursed for all costs for mining and delivering the coal, including an allocated portion of administrative costs, and receives a return on its investment. BHP Minerals International, Inc. has guaranteed the obligations of SJCC under the coal agreement. The coal agreement contemplates the delivery of coal that would supply substantially all the requirements of SJGS through December 31, 2017.
In conjunction with the activities undertaken to comply with the CAA for SJGS, as discussed above, PNM and the other owners of SJGS evaluated alternatives for the supply of coal to SJGS after the expiration of the current coal sales agreement. As discussed under SJGS Ownership Restructuring Matters above, the Resolution and the non-binding term sheet approved by the SJGS Coordination Committee on June 26, 2014 recognize that prior to executing a binding restructuring agreement relating to the ownership of SJGS, the remaining participants would need to have greater certainty in regard to the cost and availability of fuel for SJGS for the period after December 31, 2017. The remaining participants began the process of negotiating agreements concerning future fuel supply for SJGS. On October 1, 2014, the San Juan Fuels Committee approved a resolution authorizing an amendment to the coal sales agreement. The amendment provided for the negotiation of a potential purchase transaction for the mine assets by one or more of the utilities, an affiliate, or another entity agreed to by the parties to be consummated on or before December 31, 2016. The amendment, which was effective as of October 2, 2014, also released the parties from the obligation to negotiate an extension of the coal sales agreement, but does not impact the utilities’ option to purchase the mining assets at the end of the current contract term if the purchase transaction is not completed. On February 12, 2015, the SJGS Coordination Committee approved a resolution authorizing the modification of the amendment to extend the date for negotiation of a transaction until May 1, 2015 and to allow for a direct sale of the SJCC mining operations by BHP to a third-party mining company.

Following extensive negotiations among the SJGS participants, the owner of SJCC, and third-party miners, substantially final, unexecuted forms of agreements have been negotiated under which the ownership of SJCC would transfer to a new third-party miner and PNM would enter into a new Coal Supply Agreement (“CSA”) with SJCC on or about January 1, 2016. Under the CSA, SJCC would supply all of the coal requirements for SJGS from January 1, 2016 through June 30, 2022. Pricing under the CSA would primarily be fixed, adjusted to reflect general inflation. The pricing structure takes into account that SJCC has been paid for coal mined but not delivered, as discussed above. PNM would have the option to extend the CSA, subject to negotiation of the term of the extension and compensation to the miner. The RA sets forth terms under which PNM will supply coal to the SJGS exiting participants for the period from January 1, 2016 through December 31, 2017 and to the SJGS remaining participants over the term of the CSA. PNM anticipates that coal costs under the CSA will be significantly less than under the current arrangement with SJCC. However, since substantially all coal costs are passed through PNM’s FPPAC, the benefit of the reduced costs and the economic benefits of the coal inventory arrangement with the exiting owners, which is discussed above, will be passed through to PNM’s customers. PNM and SJCC would enter into additional agreements, under which SJCC would perform all CCB disposal activities for SJGS over the term of the CSA and all reclamation obligations of the mines that have supplied coal for SJGS through the completion of final reclamation following closure of the mine. On May 1, 2015, PNM filed a notice of submittal of confidential, substantially final, unexecuted copies of the CSA, reclamation, and ash disposal agreements with the NMPRC. Effectiveness of the agreements will be dependent upon the closing of the purchase of SJCC by the new third-party miner and the finalization of the RA and other agreements, which along with regulatory approvals are necessary for the restructuring of ownership in SJGS to be consummated. It is currently anticipated that the coal supply agreement and the RA would become effective contemporaneously on January 1, 2016. Currently, PNM cannot predict if all of the necessary requirements will be satisfied and all approvals obtained in order for these agreements to become effective.
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
In 2013, PNM updated its study of the final reclamation costs for both the surface mines that previously provided coal to SJGS and the current underground mine providing coal and revised its estimates of the final reclamation costs. This estimate reflects that, with the proposed shutdown of SJGS Units 2 and 3 described above, the mine providing coal to SJGS will continue to operate through 2053, the anticipated life of SJGS. The current estimate for decommissioning the Four Corners mine reflects the operation of the mine through 2031, the term of the new coal supply agreement. Based on the 2014 estimates, remaining payments for mine reclamation, in future dollars, are estimated to be $57.0 million for the surface mines at both SJGS and Four Corners and $93.3 million for the underground mine at SJGS as of March 31, 2015. At March 31, 2015 and December 31, 2014, liabilities, in current dollars, of $25.6 million and $25.7 million for surface mine reclamation and $8.8 million and $8.6 million for underground mine reclamation were recorded in other deferred credits. On June 1, 2012, the SJGS owners entered into a trust funds agreement to provide funding to compensate SJCC for post-term reclamation obligations under the coal sales agreement. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable trust, and periodically deposit funding into the trust for the owner’s share of the mine reclamation obligation. Deposits, which are based on funding curves, must be made on an annual basis. PNM funded $1.0 million in 2014, $0.3 million in 2013, and $3.5 million in 2012. Future funding requirements are currently expected to approximate $0.6 million annually.
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

Continuous Highwall Mining Royalty Rate

In August 2013, the DOI Bureau of Land Management (“BLM”) issued a proposed rulemaking that would retroactively apply the surface mining royalty rate of 12.5% to continuous highwall mining (“CHM”).  Comments regarding the rulemaking were due on October 11, 2013, and PNM submitted comments in opposition to the proposed rule. There is no legal deadline for adoption of the final rule although the BLM has indicated that final action on the proposed rule is scheduled for October 2015.

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

The PVNGS participants maintain “all risk” (including nuclear hazards) insurance for damage to, and decontamination of, property at PVNGS in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination. These coverages are provided by Nuclear Electric Insurance Limited (“NEIL”). Effective April 1, 2014, a sublimit of $2.25 billion for non-nuclear property damage losses has been enacted to the primary policy offered by NEIL. If NEIL’s losses in any policy year exceed accumulated funds, PNM is subject to retrospective premium assessments of $5.4 million for each retrospective premium assessment declared by NEIL’s Board of Directors. The insurance coverages discussed in this and the previous paragraph are subject to policy conditions and exclusions.
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
San Juan River Adjudication
In 1975, the State of New Mexico filed an action in New Mexico District Court to adjudicate all water rights in the San Juan River Stream System, including water used at Four Corners and SJGS. PNM was made a defendant in the litigation in 1976. In March 2009, President Obama signed legislation confirming a 2005 settlement with the Navajo Nation. Under the terms of the settlement agreement, the Navajo Nation’s water rights would be settled and finally determined by entry by the court of two proposed adjudication decrees.  The court issued an order in August 2013 finding that no evidentiary hearing was warranted in the Navajo Nation proceeding and, on November 1, 2013, issued a Partial Final Judgment and Decree of the Water Rights of the Navajo Nation approving the proposed settlement with the Navajo Nation. Several parties filed a joint motion for a new trial, which was denied by the court. A number of parties subsequently appealed to the New Mexico Court of Appeals. PNM has entered its appearance in the appellate case. No hearing dates or deadlines have been set at this time.
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
In a separate matter, in September 2012, 43 landowners claiming to be Navajo allottees filed a notice of appeal with the BIA appealing a March 2011 decision of the BIA Regional Director regarding renewal of a right-of-way for a PNM transmission line. The allottees, many of whom are also allottees in the above matter, generally allege that they were not paid fair market value for the right-of-way, that they were denied the opportunity to make a showing as to their view of fair market value, and thus denied due process. On January 6, 2014, PNM received notice that the BIA, Navajo Region, requested a review of an appraisal report on 58 allotment parcels. After review, the BIA concluded it would continue to rely on the values of the original appraisal. On March 27, 2014, while this matter was stayed, the allottees filed a motion to dismiss their appeal with prejudice.  On April 2, 2014, the allotees’ appeal was dismissed with prejudice concluding this matter. Subsequent to the dismissal, PNM received a letter from counsel on behalf of what appears to be a subset of the 43 landowner allottees involved in the appeal, notifying PNM that the specified allottees were revoking their consents for renewal of right of way on six specific allotments.  On January 22, 2015, PNM received a letter from the BIA Regional Director identifying ten allotments with rights-of-way renewals that were previously contested.  The letter indicated that the renewals were not approved by the BIA because the previous consent obtained by PNM was later revoked, prior to BIA approval, by the majority owners of the allotments. .  It is the BIA Regional Director’s position that PNM must re-obtain consent from these landowners. PNM is in the process of investigating the validity of this notice of revocation and its potential impact in light of the BIA’s position and the recent dismissal with prejudice of the allottees’ appeal, and is therefore unable at this time to predict the likely outcome of this matter.

(12)	Regulatory and Rate Matters

The Company is involved in various regulatory matters, some of which contain contingencies that are subject to the same uncertainties as those described in Note 11. Additional information concerning regulatory and rate matters is contained in Note 17 of the Notes to Consolidated Financial Statements in the 2014 Annual Reports on Form 10-K.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM

2014 Electric Rate Case

On December 11, 2014, PNM filed an application for revision of electric retail rates based upon a calendar year 2016 future year test period. The application proposes a revenue increase of $107.4 million, effective January 1, 2016. PNM’s proposed ROE is 10.5%. The requested base rate increase, combined with other rate changes, represent an average bill increase of 7.69%. PNM requested this increase to account for infrastructure investments made since the last rate case and investments needed in the next two years to provide reliable service to PNM’s retail customers, as well as to reflect the declining sales growth in PNM’s service territory. The primary driver of PNM’s identified revenue deficiency, accounting for approximately 92% of the rate increase, is related to infrastructure investments and the recovery of those investment dollars, including depreciation. PNM’s success with energy efficiency programs is a contributing factor to the decline in PNM’s energy sales since the last rate case and accounts for the balance of the rate increase after accounting for offsetting cost reductions. PNM is proposing several changes to rate design to establish fair and equitable pricing across rate classes and to better align cost recovery with cost causation. Specific rate design proposals include increased customer and demand charges, a revenue decoupling pilot program applicable to residential and small power customers, an access charge to customers installing distributed generation systems after December 31, 2015, a re-allocation of revenue among PNM’s customer classes, a new economic development rate, and continuation of PNM’s renewable energy rider. Several parties filed briefs, which allege that PNM’s application is incomplete and challenge the distributed generation charge, as well as other aspects of PNM’s filing. PNM filed a response brief addressing these matters.

On April 17, 2015, the Hearing Examiner in the case issued an Initial Recommended Decision to the NMPRC recommending that the NMPRC find PNM’s application incomplete and reject it on the grounds that it does not comply with the future test year rule. The Hearing Examiner cites procedural defects in the filing including a lack of fully functional electronic files and appropriate justification of certain costs in the future test year period. The Hearing Examiner recommends that PNM be granted the ability to keep the calendar year 2016 future test period and that PNM can reapply for a general rate increase by remedying the files and providing other supporting documents. PNM does not agree with the Hearing Examiner’s Initial Recommended Decision and filed exceptions on April 30, 2015. PNM’s exceptions argue that PNM substantively met the filing requirements of the applicable New Mexico Statutes and NMPRC Rules, the Initial Recommended Decision establishes an unreasonable standard for future test year filing requirements, and the recommendations placing limits on the timing of the test period relative to the base period effectively nullify the future test year statute.  PNM further argues that its application should be suspended, rather than dismissed. PNM states in its exceptions that it is able to supplement its filing by June 1, 2015 to conform with the Initial Recommended Decision if the NMPRC determines that PNM’s application is deficient, but the case is not dismissed. In this event, PNM would propose to delay the case by 60 days. PNM also states that it would be able to file a new application by September 1, 2015 if the case is dismissed. Responses to exceptions will be due on May 5, 2015. Following the exceptions process, the General Counsel’s office of the NMPRC will develop an order for consideration by the NMPRC. PNM expects a decision from the NMPRC in the second quarter of 2015 although there is no time limit within which the NMPRC must act. If the NMPRC were to approve the Hearing Examiner’s Initial Recommended Decision, the implementation for new rates at PNM could be delayed to mid-2016.

A public hearing on the rate case is currently scheduled to begin in July 2015 and an order from the NMPRC is expected in the fourth quarter of 2015. However, the schedule could be delayed by the NMPRC when they take action on the Hearing Examiner’s Initial Recommended Decision.

Renewable Portfolio Standard
The REA establishes a mandatory RPS requiring a utility to acquire a renewable energy portfolio equal to 10% of retail electric sales by 2011, 15% by 2015, and 20% by 2020. The NMPRC requires renewable energy portfolios to be “fully diversified.” The current diversity requirements, which are subject to the limitation of the RCT, are 30% wind, 20% solar, 5% other, and 3% distributed generation.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM filed its 2014 renewable energy procurement plan on July 1, 2013. The plan meets RPS and diversity requirements within the RCT in 2014 and 2015. PNM’s procurements included 50,000 MWh of wind generated RECs in 2014, the construction by December 31, 2014 of 23 MW of PNM-owned solar PV facilities at a cost of $46.7 million, a 20-year PPA for the output of Red Mesa Wind, an existing wind generator having an aggregate capacity of 102 MW, beginning January 1, 2015 at a first year cost estimated to be $5.8 million, and the purchase of 120,000 MWh of wind RECs in 2015. The NMPRC approved the plan on December 18, 2013. PNM made procurements in 2014 consistent with the approved plan. Construction of the solar PV facilities was completed in 2014 at a cost of $46.5 million.

PNM filed its 2015 renewable energy procurement plan on June 2, 2014. The plan meets RPS and diversity requirements within the RCT in 2015 and 2016. PNM’s proposed new procurements included the construction by December 31, 2015 of 40 MW of PNM-owned solar PV facilities at a cost of $79.3 million. The proposed 40 MW solar facilities are identified as being a cost-effective resource in PNM’s application to retire SJGS Units 2 and 3 (Note 11). A stipulated settlement was approved by the NMPRC on November 26, 2014. Under the agreement, the costs of the 40 MW of solar would be included in base rates rather than through PNM’s renewable energy rider and have been included in rates requested in the 2014 Electric Rate Case discussed above. In addition, PNM would be required to make additional renewable energy procurements in the event that the prior year’s actual renewable energy procurements did not meet the RPS for that year based on actual retail sales and the actual RCT at a not-to-exceed price of $3.00 per MWh in 2013 and 2014. In December 2014, PNM procured an additional 44,000 MWh of renewable resources to meet the 2013 RPS requirement at an average cost of $1.75 per MWh. PNM does not anticipate that the acquisition of renewable resources, if any, needed to meet the RPS requirement for 2014 will be significant. The parties also agreed to have additional discussions to attempt to reach agreement on RPS and large customer adjustment calculations to be used in future PNM renewable procurement plans.
PNM is recovering certain renewable procurement costs from customers through a rate rider. See Renewable Energy Rider below.
Renewable Energy Rider
The NMPRC has authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per KWh basis. The rider will terminate upon a final order in PNM’s 2014 Electric Rate Case discussed above unless the NMPRC authorizes PNM to continue it. As a separate component of the rider, if PNM’s earned return on jurisdictional equity in a calendar year, adjusted for weather and other items not representative of normal operations, exceeds 10.5%, PNM would be required to refund the amount over 10.5% to customers during May through December of the following year. PNM made filings with the NMPRC demonstrating that it had not exceeded the 10.5% return for 2013 and 2014 on April 1, 2014 and April 1, 2015. PNM recorded revenues from the rider of $34.3 million in 2014. In PNM’s 2015 renewable energy procurement plan case, the NMPRC approved a rate, which is designed to collect $44.7 million in 2015. On February 27, 2015, PNM filed a notice to reduce the amount to be collected during 2015 to $43.0 million, reflecting a reconciliation of expenses and revenues under the rider during 2014 and updated cost estimates for 2015. The rate reduction was due to an over-collection in 2014 that primarily resulted from lower than projected generation of geothermal renewable energy. The revision was implemented on April 27, 2015.
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

On October 6, 2014, PNM filed an energy efficiency program application for programs proposed to be offered beginning in June 2015. The filing included proposed program costs of $25.8 million plus a proposed profit incentive. The proposed energy efficiency budget and plan are consistent with the 2013 amendments to the Efficient Use of Energy Act. PNM and the NMPRC staff filed a stipulation on January 30, 2015. If approved, the stipulation would establish program budgets and the incentive amounts discussed below. Two parties filed statements in opposition to the stipulation. A public hearing on the stipulation was held in

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

February 2015. The Hearing Examiner issued a Certification of Stipulation on April 10, 2015 that recommends that the NMPRC approve the stipulation in its entirety and to allow PNM to continue recovering the incentive contemporaneously with program costs. On April 29, 2015, the NMPRC approved the certification.

Disincentives/Incentives
The Efficient Use of Energy Act requires the NMPRC to remove utility disincentives to implementing energy efficiency and load management programs and to provide incentives for such programs. In 2010, PNM began implementing the NMPRC rule that authorized electric utilities to collect rate adders to remove disincentives and to provide incentives for energy and demand savings related to energy efficiency and demand response programs. In November 2013, the NMPRC issued an order authorizing PNM to recover an incentive equal to 7.6% of annual program costs beginning with program implementation in December 2013. Based on PNM’s currently approved program costs, this equates to an estimated annual incentive of $1.7 million.
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
On October 2, 2013, the NMPRC issued a NOPR and a proposed rule to implement amendments to the New Mexico Efficient Use of Energy Act. The NMPRC issued an order on October 8, 2014 adopting the proposed rule, which includes a provision that limits incentive awards to an amount equal to the utility’s WACC times its approved annual program costs.

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
San Juan Generating Station Units 2 and 3 Retirement
On December 20, 2013, PNM filed an application at the NMPRC to retire SJGS Units 2 and 3 on December 31, 2017. On October 1, 2014, PNM and certain parties to the case filed a stipulation with the NMPRC proposing a settlement of this case. Other parties are opposing the stipulated agreement. The Hearing Examiner issued a Certification of Stipulation on April 8, 2015 that recommends rejection of the agreement as proposed, and recommended several modifications to the agreement. Additional information concerning the NMPRC filing, including a summary of the terms of the stipulation and certification is set forth in

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11. A public hearing in the NMPRC case was held in January 2015. PNM will also make an application at FERC to seek approval of the restructured SJGS participation agreements. PNM is unable to predict the outcome of these matters.
Four Corners Right of First Refusal

On February 17, 2015, PNM received notice from EPE that EPE has entered into an agreement to sell its 7% interest in Four Corners to APS, thereby triggering PNM’s ability to exercise its right of first refusal (“ROFR”) to acquire a portion of EPE’s interest in Four Corners. PNM notified the NMPRC about receipt of the notice and advised the NMPRC that PNM does not intend to exercise its rights under the ROFR. If not exercised, the ROFR will expire 120 days from the date of the notice.
Formula Transmission Rate Case
In a settlement of a prior rate case for PNM’s transmission customers, the parties agreed that if PNM filed for a formula based rate change, no party would oppose the general principle of a formula rate, although the parties could object to particular aspects of the formula. On December 31, 2012, PNM filed an application with FERC for authorization to move from charging stated rates for wholesale electric transmission service to a formula rate mechanism pursuant to which rates for wholesale transmission service are calculated annually in accordance with an approved formula. The proposed formula includes updating cost of service components, including investment in plant and operating expenses, based on information contained in PNM’s annual financial report filed with FERC, as well as including projected large transmission capital projects to be placed into service in the following year. The projections included are subject to true-up in the following year formula rate. Certain items, including changes to return on equity and depreciation rates, require a separate filing to be made with FERC before being included in the formula rate. As filed, PNM’s request would result in a $3.2 million wholesale electric transmission rate increase, based on PNM’s 2011 data and a 10.81% return on equity (“ROE”), and authority to adjust transmission rates annually based on an approved formula.
On March 1, 2013, FERC issued an order (1) accepting PNM’s revisions to its rates for filing and suspending the proposed revisions to become effective August 2, 2013, subject to refund; (2) directing PNM to submit a compliance filing to establish its ROE using the median, rather than the mid-point, of the ROEs from a proxy group of companies; (3) directing PNM to submit a compliance filing to remove from its rate proposal the acquisition adjustment related to PNM’s 60% ownership of the EIP transmission line, which was acquired in 2003; and (4) setting the proceeding for hearing and settlement judge procedures. PNM would be allowed to make a separate filing related to recovery of the EIP acquisition adjustment. On April 1, 2013, PNM made the required compliance filing. In addition, PNM filed for rehearing of FERC’s order regarding the ROE. On June 3, 2013, PNM made additional filings incorporating final 2012 data into the formula rate request. The updated formula rate would result in a $1.3 million rate increase over the rates approved by FERC approved in the previous rate case. The new rates apply to all of PNM’s wholesale electric transmission service customers. On June 10, 2013, FERC denied PNM’s motion for rehearing regarding FERC’s order requiring PNM to use the median, instead of the midpoint, to calculate its ROE for the formula rate case. On August 2, 2013, the new rates went into effect, subject to refund. On May 1, 2014, PNM updated its formula rate incorporating 2013 data resulting in a $0.5 million rate increase over the then current rates. PNM filed the updated rate request with FERC on May 30, 2014, at which time the new rates became effective, subject to refund. On March 20, 2015, PNM along with five other parties entered into a settlement agreement, which was filed at FERC. The settlement reflects a ROE of 10% and results in an annual increase of $1.3 million above the rates approved in the previous rate case. Additionally, the parties filed a motion to implement the settled rates effective April 1, 2015. On March 25, 2015, the ALJ issued an order authorizing the interim implementation of settled rates on April 1, 2015, subject to refund. There is no required time frame for FERC to act upon the settlement.
Firm-Requirements Wholesale Customers
Navopache Electric Cooperative, Inc.

In September 2011, PNM filed an unexecuted amended power sales agreement (“PSA”) between PNM and NEC with FERC. NEC filed a protest to PNM’s filing with FERC. In November 2011, FERC issued an order accepting the filing, suspending the effective date to be effective April 14, 2012, subject to refund, and set the proceeding for settlement. The parties finalized a settlement agreement and amended PSA, which were filed with FERC on December 6, 2012. The settlement agreement and amended PSA provided for an annual increase in revenue of $5.3 million and an extension of the contract for 10 years through December 31, 2035. On April 5, 2013, FERC approved the settlement agreement and the amended PSA. In 2014, monthly billing demand for power supplied to NEC averaged approximately 55 MW and revenues were $28.4 million under the agreement.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On April 8, 2015, NEC filed a petition for a declaratory order requesting that FERC find that NEC can purchase an unlimited amount of power and energy from third party supplier(s) under the amended PSA. PNM strongly disagrees with NEC’s position. PNM believes that NEC’s position is contrary to both the intent of the amended PSA for PNM to supply NEC’s long-term power requirements and the amended PSA’s provision that expressly disallows termination of the agreement before December 31, 2035. NEC has asked for FERC to act on the petition by September 30, 2015. FERC has established a May 8, 2015 comment date for responses. PNM will intervene in this matter and protest NEC’s petition. PNM is unable to predict the outcome of this matter.
City of Gallup, New Mexico Contract
PNM provided both energy and power services to Gallup, PNM’s second largest firm-requirements wholesale customer, under an electric service agreement that was to expire on June 30, 2013. On May 1, 2013, PNM and Gallup agreed to extend the term of the agreement to June 30, 2014 and to increase the demand and energy rates under the agreement.
On September 26, 2013, Gallup issued a request for proposals for long-term power supply. PNM submitted a proposal in November 2013. On March 26, 2014, Gallup notified PNM that the contract for long-term power supply had been awarded to another utility.  PNM’s contract with Gallup ended on June 29, 2014.  PNM’s revenues for power sold under the Gallup contract were $6.1 million in the six months ended June 30, 2014. PNM’s 2014 Electric Rate Case discussed above reflects a reallocation of costs among regulatory jurisdictions reflecting the termination of the contract to serve Gallup.
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
The PUCT adopted a rule on August 15, 2013 creating a non-standard metering service for retail customers choosing to decline standard metering service via an advanced meter. The cost of providing non-standard metering service is to be borne by opt-out customers through an initial fee and ongoing monthly charge. On June 20, 2014, the PUCT approved a settlement permitting TNMP to recover $0.2 million in costs through initial fees ranging from $63.97 to $168.61 and ongoing annual expenses of $0.5 million collected through a $36.78 monthly fee. The settlement presumes up to 1,081 consumers will elect the non-standard meter service, but preserves TNMP’s rights to adjust the fees if the number of anticipated consumers differs from that estimate. TNMP notified all appropriate customers that they could elect non-standard metering. As of April 24, 2015, 91 customers have made the election. TNMP does not expect the implementation of non-standard metering service to have a material impact on its financial position, results of operations, or cash flows.
Energy Efficiency
TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor, which includes projected program costs, under or over collected costs from prior years, rate case expenses, and performance bonuses (if the programs exceed expectations). On October 25, 2013, the PUCT approved a settlement that permits TNMP to collect an aggregate of $5.6 million, including a performance bonus for 2012 of $0.7 million, beginning March 1, 2014. On May 30, 2014, TNMP filed its 2015 energy efficiency cost recovery factor application with the PUCT requesting recovery of $5.7 million to be collected beginning March 1, 2015. The request included an incentive bonus of $1.5 million for having achieved demand savings for the 2013 program year that exceeded the goal. On August 6, 2014, the parties filed a stipulation resolving TNMP’s application. The PUCT approved the settlement on September 11, 2014, permitting TNMP to collect $5.7 million beginning March 1, 2015. TNMP records incentive bonuses upon approval by the PUCT.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Transmission Cost of Service Rates
TNMP can update its transmission rates twice per year to reflect changes in its invested capital. Updated rates reflect the addition and retirement of transmission facilities, including appropriate depreciation, federal income tax and other associated taxes, and the approved rate of return on such facilities. The following sets forth TNMP’s most recent interim transmission cost rate increases:

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(in millions)
September 17, 2013	$18.1	$2.8
March 13, 2014	18.2	2.9
September 8, 2014	25.2	4.2
March 16, 2015	27.1	4.4

(13)	Income Taxes

On April 4, 2013, New Mexico House Bill 641 was signed into law. One of the provisions of the bill was to reduce the New Mexico corporate income tax rate from 7.6% to 5.9%. The rate reduction is being phased in from 2014 to 2018. In accordance with GAAP, PNMR and PNM adjusted accumulated deferred income taxes to reflect the tax rate at which the balances are expected to reverse during the period that includes the date of enactment. The portion of the adjustment related to PNM’s regulated activities was recorded as a reduction in deferred tax liabilities, which was offset by an increase in a regulatory liability, on the assumption that PNM will be required to return the benefit to customers over time. The portion of the adjustment that is not related to PNM’s regulated activities was recorded in PNMR’s Corporate and Other segment as a reduction in deferred tax assets and an increase in income tax expense. Changes in the estimated timing of reversals of deferred tax assets and liabilities will result in refinements of the impacts of this change in tax rates being recorded periodically until 2018, when the rate reduction is fully phased in. In the three months ended March 31, 2015 and 2014, PNM’s regulatory liability was reduced by $2.0 million and $4.6 million, which increased deferred tax liabilities. Deferred tax assets not related to PNM’s regulatory activities were: increased by $0.7 million in the three months ended March 31, 2015, reducing income tax expense by $0.5 million for PNM and $0.2 million for the Corporate and Other segment; and were reduced by $0.2 million in the three months ended March 31, 2014 increasing income tax expense in the Corporate and Other segment.

On December 19, 2014, the Tax Increase Prevention Act of 2014, which retroactively extended fifty percent bonus tax depreciation for 2014, was signed into law.  Due to provisions in the act, taxes payable to the State of New Mexico were reduced. The act resulted in an impairment of New Mexico net operating loss carryforwards, which was recorded as additional income tax expense during the year ended December 31, 2014. During the three months ended March 31, 2015, the impairment of the New Mexico net operating loss carryforward was refined, resulting in an additional impairment of $1.0 million, after federal income tax benefit, $0.7 million of which was recorded by PNM and $0.3 million was recorded in the Corporate and Other segment. TNMP had no such impairment.

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

PNMR, PNM, and TNMP are considered related parties as defined under GAAP. PNMR Services Company provides corporate services to PNMR and its subsidiaries in accordance with shared services agreements. The table below summarizes the nature and amount of related party transactions of PNMR, PNM, and TNMP:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Services billings:
PNMR to PNM	$22,727	$21,066
PNMR to TNMP	7,078	7,261
PNM to TNMP	92	109
TNMP to PNMR	10	—
Interest billings:
PNMR to TNMP	79	96
PNMR to PNM	6	53
PNM to PNMR	29	26
Income tax sharing payments:
PNMR to PNM	—	—
PNMR to TNMP	—	—

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

MD&A FOR PNMR

EXECUTIVE SUMMARY
Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 754,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP.
Strategic Goals
PNMR is focused on achieving the following strategic goals:

•	Earning authorized returns on its regulated businesses

•	Maintaining its solid investment grade credit ratings

•	Providing a top-quartile total return to investors

In conjunction with these goals, PNM and TNMP are dedicated to:

•	Achieving industry-leading safety performance

•	Maintaining strong plant performance and system reliability

•	Delivering a superior customer experience

•	Environmental leadership in its business operations

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

Both PNM and TNMP seek cost recovery for their investments through general rate cases and various rate riders. PNM filed a general rate case with the NMPRC in December 2014. PNM’s application proposes a revenue increase of $107.4 million, effective January 1, 2016, based on a calendar 2016 future test year and a ROE of 10.5%. PNM requested this increase to account for infrastructure investments made since its last rate case and investments needed in the next two years to provide reliable service to PNM’s retail customers, as well as to reflect declining sales growth in PNM’s service territory. The infrastructure investments account for approximately 92% of the rate increase. PNM’s success with energy efficiency programs is a contributing factor to the decline in sales growth and accounts for the balance of the rate increase after offsetting cost reductions. PNM is proposing several changes to rate design to establish fair and equitable pricing across rate classes and to better align cost recovery with cost causation, including an access charge to customers installing distributed generation systems after December 31, 2015.

On April 17, 2015, the Hearing Examiner in the case issued an Initial Recommended Decision to the NMPRC recommending that the NMPRC find PNM’s application incomplete and reject it citing procedural defects in the filing, including a lack of fully functional electronic files and appropriate justification of certain costs in the future test year period. The Hearing Examiner recommends that PNM be granted the ability to keep the calendar year 2016 future test period and that PNM can reapply for a general rate increase by remedying the files and other supporting documents. PNM does not agree with the Hearing Examiner’s Initial Recommended Decision and filed exceptions on April 30, 2015. PNM’s exceptions argue that PNM substantively met the filing requirements of the applicable New Mexico Statutes and NMPRC Rules, the Initial Recommended Decision establishes an unreasonable standard for future test year filing requirements, and the recommendations placing limits on the timing of the test period relative to the base period effectively nullify the future test year statute.  PNM further argues that its application should be suspended, rather than dismissed. PNM states in its exceptions that it is able to supplement its filing by June 1, 2015 to conform with the Initial Recommended Decision if the NMPRC determines that PNM’s application is deficient, but the case is not dismissed. In this event, PNM would propose to delay the case by 60 days. PNM also states that it would be able to file a new application by September 1, 2015 if the case is dismissed. Responses to exceptions will be due on May 5, 2015. Following the exceptions process, the General Counsel’s office of the NMPRC will develop an order for consideration by the NMPRC. PNM expects a decision from the NMPRC in the second quarter of 2015 although there is no time limit within which the NMPRC must act. If the NMPRC were to approve the Hearing Examiner’s Initial Recommended Decision, the implementation for new rates at PNM could be delayed to mid-2016. A public hearing on the rate case is currently scheduled to begin in July 2015 and an order from the NMPRC is expected in the fourth quarter of 2015 although the schedule could be delayed by the NMPRC.

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

In early 2013, PNM completed rate proceedings for all of its FERC regulated transmission customers and for NEC, its largest generation services customer, which improved PNM’s returns for providing those services. However, the contract to provide power to Gallup, PNM’s second largest customer for wholesale generation services, ended on June 29, 2014. PNM’s recently filed general rate case discussed above includes a reallocation of costs among regulatory jurisdictions reflecting the termination of the contract to serve Gallup. PNM has an agreement to supply power to NEC through 2035, which was approved by FERC in April 2013. In 2014, monthly billing demand for power supplied to NEC averaged approximately 55 MW and revenues were $28.4 million under the agreement. On April 8, 2015, NEC filed a petition for a declaratory order requesting that FERC find that NEC can purchase an unlimited amount of power and energy from third party supplier(s) under that agreement. PNM strongly disagrees with NEC’s position. PNM believes that NEC’s position is contrary to both the intent for PNM to supply NEC’s long-term power requirements and the agreement’s provision that expressly disallows termination of the agreement before December 31, 2035. NEC has asked for FERC to act on the petition by September 30, 2015. PNM will intervene in this matter and protest NEC’s petition. PNM is unable to predict the outcome of this matter. The Company will make PNM’s filed response available on its website at http://www.pnmresources.com/investors/rates-and-filings.aspx.

PNM currently has a pending case before FERC in which it is requesting an increase in rates charged to transmission customers based on a formula rate mechanism. On March 20, 2015, PNM along with five other parties entered into a settlement agreement, which was filed at FERC. The settlement reflects a ROE of 10% and results in an annual increase of $1.3 million above the rates approved in the previous rate case. There is no required time frame for FERC to act upon the settlement.

Additional information about rate filings is provided in Note 17 of the Notes to Consolidated Financial Statements in the 2014 Annual Reports on Form 10-K and in Note 12.
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

Currently, PNM’s 134 MW interest in PVNGS Unit 3 is excluded from NMPRC jurisdictional rates. The power generated from that interest is sold into the wholesale market and any earnings or losses are realized by shareholders. While PVNGS Unit 3’s financial results are not included in the authorized returns on its regulated business, it impacts PNM’s earnings and has been demonstrated to be a valuable asset. As part of compliance with the requirements for BART at SJGS discussed below, PNM has requested NMPRC approval to include PVNGS Unit 3 as a jurisdictional resource in the determination of rates charged to customers in New Mexico beginning in 2018.
Maintaining Investment Grade Credit Ratings
PNM is committed to maintaining investment grade credit ratings. See the subheading Liquidity included in the full discussion of Liquidity and Capital Resources below for the specific credit ratings for PNMR, PNM, and TNMP. Currently, all of the credit ratings issued by both Moody’s and S&P on the Company’s debt are investment grade with a positive outlook.

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
Investing in PNM’s and TNMP’s infrastructure is critical to ensuring reliability and meeting future energy needs. Both utilities have long-established records of providing customers with reliable electric service. For three out of the last five years, both PNM and TNMP have ranked in the top quartile nationally for reliability. In 2014, PNM delivered its best reliability performance in the past seven years and TNMP’s reliability was its best in a decade.
In September 2011, TNMP began its deployment of smart meters in homes and businesses across its Texas service area. Through March 31, 2015, TNMP had completed installation of more than 193,500 smart meters, which is approximately 81% of the anticipated total. TNMP’s deployment is expected to be completed in 2016.
As part of the State of Texas’ long-term initiative to create a smart electric grid, installation of smart meters will ultimately give consumers more data about their energy consumption and help them make more informed decisions. TNMP is also installing a new outage management system that will leverage capabilities of the smart meters to enhance TNMP’s responsiveness to outages.

During the 2012 to 2014 period, PNM and TNMP together invested $1,062.8 million in utility plant, including substations, power plants, nuclear fuel, and transmission and distribution systems. In 2012, PNM announced plans for the 40 MW natural gas-fired La Luz peaking generating station to be located near Belen, New Mexico. Construction began in April 2015 and the facility is expected to go into service in late 2015. On July 17, 2014, PNM completed the purchase of Rio Bravo, formerly known as Delta, a 132 MW gas-fired peaking facility, which has served PNM jurisdictional needs under a 20-year PPA since 2000.

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
Renewable Energy
PNM’s renewable procurement strategy includes utility-owned solar capacity, as well as wind and geothermal energy purchased under PPA’s. As of January 1, 2015, PNM had 67 MW of utility-owned solar capacity, including 23 MW completed in 2014. PNM is currently constructing an additional 40 MW of PNM-owned solar PV facilities, which are contemplated in PNM’s application to retire SJGS Units 2 and 3 discussed below. In addition, PNM purchases power from a customer-owned distributed solar generation program that had an installed capacity of 40 MW at March 31, 2015. PNM also owns the 500 KW PNM Prosperity Energy Storage Project, which uses advanced batteries to store solar power and dispatch the energy either during high-use periods or when solar production is limited. The project features one of the largest combinations of battery storage and PV energy in the nation and involves extensive research and development of smart grid concepts. The facility was the nation’s first solar storage facility fully integrated into a utility’s power grid.
Since 2003, PNM has a PPA for the output from a 204 MW wind facility and began purchasing the output of another existing 102 MW wind energy center on January 1, 2015. PNM has a 20-year agreement to purchase energy from a geothermal facility built near Lordsburg, New Mexico. The facility began providing power to PNM in January 2014. The current capacity of the facility is 4 MW and future expansion may result in up to 10 MW of generation capacity. PNM also purchases RECs to meet the RPS.
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
SJGS
PNM continues its efforts to comply with the EPA regional haze rule in a manner that minimizes the cost impact to customers while still achieving broad environmental benefits. Additional information about BART at SJGS is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2014 Annual Reports on Form 10-K and in Note 11.
In August 2011, EPA issued a FIP for regional haze that would have required the installation of SCRs on all four units at SJGS by September 2016. Following approval by the majority of the other SJGS owners, PNM, NMED, and EPA agreed on February 15, 2013 to pursue a revised plan that could provide a new BART path to comply with federal visibility rules at SJGS. The terms of the non-binding agreement would result in the retirement of SJGS Units 2 and 3 by the end of 2017 and the installation of SNCRs on Units 1 and 4 by the later of January 31, 2016 or 15 months after EPA approval of a RSIP from the State of New Mexico. The RSIP has been approved by the EIB and EPA. Installation of SNCRs and BDT on SJGS Unit 1 was completed in April 2015 and PNM anticipates that installation of SNCRs and BDT on Unit 4 can be completed within the timeframe contained in the RSIP.
The RSIP would achieve similar visibility improvements as the installation of SCRs on all four units at SJGS at a lower cost to PNM customers. It has the added advantage of reducing other emissions beyond NOx, including SO2, particulate matter,

CO2, and mercury, as well as reducing water usage.

In December 2013, PNM made a filing with the NMPRC requesting certain approvals necessary to effectuate the RSIP. On October 1, 2014, PNM filed a stipulation with the NMPRC that, if approved, would settle this case. The stipulation is supported by the staff of the NMPRC, the NMAG, and NMIEC. The stipulation is opposed by other intervenors.

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

A public hearing in the NMPRC case was held in January 2015. If the stipulation is approved as filed, PNM anticipates that upon approval it would incur a regulatory disallowance, which would include the write-off of 50% of the undepreciated investment in SJGS Units 2 and 3, an offset to the regulatory disallowance to reflect including the investment in PVNGS Unit 3 in the ratemaking process at the stipulated value, and other impacts of the stipulation. PNM currently estimates the net pre-tax regulatory disallowance would be between $60 million and $70 million. See Note 11.

On April 8, 2015, the Hearing Examiner in the case issued a Certification of Stipulation, which recommends that the NMPRC reject the stipulation as proposed. The certification recommends that the abandonment of SJGS Units 2 and 3 be conditionally approved subject to PNM proposing adequate replacement capacity, approval of the CCN for PVNGS Unit 3 at a value of $143.5 million ($1,071/KW), approval of recovery of an estimated $128.5 million, representing 50% of the remaining undepreciated investment in SJGS Units 2 and 3, and denial of the CCN for the additional 132 MW of Unit 4 of SJGS. The certification states that PNM may re-apply for a CCN for the 132 MW after it has presented final restructuring and post-2017 coal supply agreements for SJGS. On April 20, 2015, PNM filed exceptions to the certification. PNM argued that the proposed modifications to the stipulation do not balance customer and shareholder interests, upset the balance contained in the stipulation, that the schedule recommended by the Hearing Examiner for PNM to file a replacement plan would effectively preclude the inclusion of the 132 MW of additional SJGS Unit 4 capacity in the replacement plan thereby jeopardizing the restructuring agreement and the continued operation of SJGS to the detriment of customers, and that the Hearing Examiner erred in recommending a lower rate base value for PNM’s share of PVNGS Unit 3. If the NMPRC issues an order that modifies the stipulation, any stipulating party can void the stipulation. The NMPRC can approve, reject, or modify the certification. If the NMPRC were to issue an order adopting all of the modifications to the stipulation recommended by the Hearing Examiner, PNM estimates the net pre-tax regulatory disallowance referenced above would become an amount between $145 million and $155 million. The NMPRC has not yet acted on the certification. Although PNM expects a decision from the NMPRC in the second or third quarter of 2015, PNM is unable to predict what action the NMPRC will take, whether any party will void the stipulation, or the ultimate outcome of this matter.

The December 20, 2013 filing also identified a new 177 MW natural gas fired generation source and 40 MW of new utility-scale solar generation to replace a portion of PNM’s share of the reduction in generating capacity due to the retirement of SJGS Units 2 and 3. The additional solar capacity is included in PNM’s 2015 renewable procurement strategy (Note 12). Specific approval for the additional gas facility and the treatment of associated costs will be addressed in future filings.

In connection with the implementation of the revised plan and the proposed retirement of SJGS Units 2 and 3, some of the SJGS participants have expressed a desire to exit their ownership in the plant. As a result, the SJGS participants began negotiating a restructuring of the ownership in SJGS, as well as addressing the obligations of the exiting participants for plant decommissioning, mine reclamation, environmental matters, and certain ongoing operating costs, among other items.

The non-binding resolution, approved by the SJGS Coordination Committee on June 26, 2014, identifies the participants who would be exiting active participation in SJGS effective December 31, 2017 and participants, including PNM, who would retain an interest in the ongoing operation of one or more units of SJGS. The non-binding resolution provides the essential terms of restructured ownership of SJGS between the exiting participants and the remaining participants and addresses other related matters. Also, on June 26, 2014, a non-binding term sheet was approved by all of the remaining participants that provides the essential terms of restructured ownership of SJGS among the remaining participants. The non-binding resolution and term sheet recognize that prior to executing a binding restructuring agreement, the remaining participants would need to have greater certainty in regard to the economic cost and availability of fuel for SJGS for the period after December 31, 2017. See Coal Supply in Note 11, for additional information. On January 7, 2015, one of the participants in SJGS Unit 4 notified the other participants that it will not acquire additional MWs in Unit 4, leaving 65 MWs unsubscribed in that unit. PNM has indicated that it will not acquire any of the unsubscribed MWs. However, PNMR currently anticipates that PNMR Development would acquire the 65 MWs. The continuing participants in SJGS have indicated that they remain committed to on-going ownership in SJGS.

It is anticipated that PNMR, PNM, PNMR Development, and the California owners of SJGS Unit 4 would enter into an agreement, which would provide PNM and PNMR Development options to acquire 132 MW and 65 MW of the Unit 4 capacity currently owned by the California entities in exchange for PNM and PNMR Development funding the capital improvements related to Unit 4 effective as of January 1, 2015. PNMR’s current projection of capital expenditures includes those related to the 65 MW.

On May 1, 2015, PNM filed with the NMPRC a notice of submittal of a confidential, substantially final, unexecuted copy of the San Juan Project Restructuring Agreement (“RA”). The RA sets forth the agreement among the SJGS owners regarding ownership restructuring and contains many of the provisions of the June 26, 2014 resolution. On December 31, 2017, PNM would acquire 132 MW of the capacity in SJGS Unit 4 from the California owners and PNMR Development would acquire 65 MW of such capacity. The RA is dependent on and would become effective upon the last of the approval by NMPRC, the approval by FERC, the approval of each participant’s board or other decision-making body, and the effective date of a new coal supply agreement for SJGS. PNM’s notice also included the submittal of a confidential, substantially final, unexecuted copy of a new coal supply agreement that is currently anticipated to be effective on January 1, 2016. It is currently anticipated that the coal supply agreement and the RA would become effective contemporaneously on January 1, 2016. Under the RA, PNM would acquire the coal inventory of the exiting SJGS participants on January 1, 2016 and provide coal supply to the exiting participants during the period from January 1, 2016 and December 31, 2017, which arrangement PNM believes will provide economic benefits to PNM. PNM anticipates that coal costs under the CSA will be significantly less than under the current arrangement with SJCC. However, since substantially all coal costs are passed through PNM’s FPPAC, the benefit of the reduced costs and the economic benefits of the coal inventory arrangement with the exiting owners will be passed through to PNM’s customers. The RA also includes provisions whereby the exiting owners will make payments to certain of the remaining participants, not including PNM, related to the restructuring. The participants continue to negotiate other agreements related to the restructuring. A number of regulatory approvals are required to implement the proposed ownership restructuring of SJGS. Final binding agreements relating to the ownership restructuring are subject to the approval of each participant’s board or other decision-making body, effectiveness of a new coal supply agreement, and required regulatory approvals. PNM and the other SJGS owners are working to have final execution of all the restructuring agreements completed by August 31, 2015. PNM is unable to predict whether required approvals will be obtained and other conditions satisfied in order for the agreements discussed above to become effective and restructuring to be consummated.

PNM, as the SJGS operating agent, presented the SNCR project to the participants in Unit 1 and Unit 4 for approval in late October 2013. The project was approved for Unit 1, but the Unit 4 project did not obtain the required percentage of votes for approval. Other capital projects related to Unit 4 were also not approved by the participants. PNM is authorized and obligated under the SJPPA to take reasonable and prudent actions necessary for the successful and proper operation of SJGS pending resolution by the participants. In March 2014, June 2014, and January 2015, PNM requested that the owners of Unit 4 approve expenditures critical to being able to comply with the time frame in the RSIP with respect to Unit 4 project. The Unit 4 owners did not approve the requests. In March 2014, July 2014, and March 2015, PNM issued “Prudent Utility Practice” notices that, under the SJPPA, PNM was continuing certain critical activities to keep the Unit 4 project on schedule.
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
PNM continues to expand its environmental stakeholder outreach, piloting small environmental stakeholder dialogue groups on key issues such as renewable energy and energy efficiency planning. PNM also employed proactive stakeholder outreach in two key projects – the development of PNM’s renewable energy procurement plans that involved distributed solar energy developers early in the conversation and the siting of the gas-fired La Luz peaking generation facility near Belen, New Mexico, which featured in-depth community involvement and education early in the planning stages of the project. In both cases highly favorable outcomes were achieved and controversial negative media coverage was avoided.

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
Economic Factors
In the three months ended March 31, 2015, PNM experienced a decrease in weather normalized retail load of 1.3% compared to 2014.  There continue to be signs the New Mexico’s economy is stabilizing. In February 2015, professional and business services jobs which have been reported to drive the local economy more than any other factor, were up by 4.8% on a year-over-year basis in Albuquerque. In the three months ended March 31, 2015, TNMP’s weather normalized retail load increased 1.7% compared to 2014. In recent years, New Mexico and Texas have fared better than the national average in unemployment although the unemployment rate in New Mexico currently exceeds the national average. However, employment growth is a stronger predictor of load. Texas’ employment growth rates are well above the national rate, while New Mexico’s employment is showing modest growth.
Results of Operations
A summary of net earnings attributable to PNMR is as follows:

	Three Months Ended March 31,
	2015	2014	Change
	(In millions, except per share amounts)
Net earnings attributable to PNMR	$14.3	$12.5	$1.9
Average diluted common and common equivalent shares	80.2	80.4	(0.2)
Net earnings attributable to PNMR per diluted share	$0.18	$0.16	$0.02
The components of the change in earnings attributable to PNMR are:

Three Months Ended
March 31, 2015
(In millions)
PNM	$2.5
TNMP	0.9
Corporate and Other	(1.4)
Net change	$1.9

PNMR’s operational results were affected by the following:

•	Lower retail load at PNM partially offset by higher retail load in at TNMP

•
Rate increases for PNM and TNMP – additional information about these rate increases is provided in Note 17 of the Notes to Consolidated Financial Statements in the 2014 Annual Reports on Form 10-K and Note 12

•	Reduced rent payments upon renewal of leases for PVNGS Unit 1

•	Net unrealized gains and losses on mark-to-market economic hedges for sales and fuel costs not recoverable under PNM’s FPPAC

•	Fluctuations in prices for sales of power from PVNGS Unit 3

•	Other factors impacting results of operation for each segment are discussed under Results of Operations below
 Liquidity and Capital Resources
The Company has revolving credit facilities that provide capacities for short-term borrowing and letters of credit of $300.0 million for PNMR and $400.0 million for PNM, both of which expire in October 2019. In addition, PNM has a $50.0 million revolving credit facility, which expires in January 2018, with banks having a significant presence in New Mexico and TNMP has a $75.0 million revolving credit facility, which expires in September 2018. Total availability for PNMR on a consolidated basis was $814.0 million at April 24, 2015. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.
The Company projects that its total capital requirements, consisting of construction expenditures and dividends, will total $2,540.7 million for 2015-2019, including amounts expended through March 31, 2015. The construction expenditures include estimated amounts related to environmental upgrades at SJGS to address regional haze and the identified sources of replacement capacity under the revised plan for compliance described in Note 11. The construction expenditures also include additional renewable resources anticipated to be required to meet the RPS, additional peaking resources needed to meet needs outlined in PNM’s current IRP, environmental upgrades at Four Corners, the purchase of the leased portion of the EIP, and the purchase of the assets underlying three of the PVNGS Unit 2 leases at the expiration of those leases. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2015-2019 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements.

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

PNM

The following table summarizes the operating results for PNM:

	Three Months Ended March 31,
	2015	2014	Change
	(In millions)
Electric operating revenues	$261.9	$262.7	$(0.8)
Cost of energy	97.9	96.6	1.3
Margin	164.1	166.1	(2.0)
Operating expenses	104.0	107.7	(3.7)
Depreciation and amortization	28.4	27.1	1.3
Operating income	31.7	31.3	0.4
Other income (deductions)	7.6	3.8	3.8
Net interest charges	(20.0)	(19.8)	(0.2)
Segment earnings before income taxes	19.3	15.3	4.0
Income (taxes)	(5.8)	(4.1)	(1.7)
Valencia non-controlling interest	(3.4)	(3.5)	0.1
Preferred stock dividend requirements	(0.1)	(0.1)	—
Segment earnings	$10.0	$7.5	$2.5

The following table summarizes the significant changes to electric operating revenues, cost of energy, and margin:

	2014/2015 Change
	Three Months Ended March 31,
	Electric
	Operating	Cost of
	Revenues	Energy	Margin
	(In millions)
Customer usage/load	$(1.5)	$—	$(1.5)
Weather	(0.3)	—	(0.3)
Transmission	(0.8)	0.1	(0.9)
FPPAC	8.9	8.9	—
Economy energy service	(2.2)	(2.1)	(0.1)
Rio Bravo purchase	—	(1.6)	1.6
Unregulated margin	(0.7)	0.6	(1.3)
Wholesale contracts	(2.7)	(1.0)	(1.7)
Energy efficiency rider	0.5	—	0.5
Renewable energy rider	0.2	—	0.2
Net unrealized economic hedges	1.3	0.2	1.1
Non-FPPAC off-system activity	(3.2)	(3.3)	0.1
Other	(0.3)	(0.5)	0.3
Net change	$(0.8)	$1.3	$(2.0)

The following table shows electric operating revenues by customer class and average number of customers:

	Three Months Ended March 31,
	2015	2014	Change
	(In millions, except customers)
Residential	$106.8	$97.6	$9.2
Commercial	93.8	89.6	4.2
Industrial	16.9	15.8	1.1
Public authority	5.6	5.2	0.4
Economy service	8.4	10.6	(2.2)
Other retail	1.5	3.6	(2.1)
Transmission	8.1	9.1	(1.0)
Firm-requirements wholesale	8.1	11.5	(3.4)
Other sales for resale	14.3	22.6	(8.3)
Mark-to-market activity	(1.6)	(2.9)	1.3
	$261.9	$262.7	$(0.8)
Average retail customers (thousands)	513.7	510.4	3.3
The following table shows GWh sales by customer class:

	Three Months Ended March 31,
	2015	2014	Change
	(Gigawatt hours)
Residential	786.1	775.0	11.1
Commercial	834.3	868.0	(33.7)
Industrial	233.0	240.0	(7.0)
Public authority	52.1	51.6	0.5
Economy service	195.6	191.4	4.2
Firm-requirements wholesale	112.4	160.9	(48.5)
Other sales for resale	464.6	583.9	(119.3)
	2,678.1	2,870.8	(192.7)

For the three months ended March 31, 2015, retail sales were lower compared to 2014 reflecting a continued sluggish economy in New Mexico. In particular, the Albuquerque metropolitan area has lagged the nation in economic recovery. There continue to be signs that New Mexico’s economy is stabilizing. In February 2015, professional and business services jobs, which have been reported to drive the local economy more than any other factor, were up by 4.8% on a year-over-year basis in Albuquerque. After an increase in the New Mexico unemployment rate to 7.0% in the first quarter of 2014, the unemployment rate has decreased to 6.1%.  PNM’s weather normalized retail KWh sales were 1.3% lower for the three months ended March 31, 2015 compared to 2014, which decreased revenues and margin $1.5 million for the three months ended March 2015 compared to 2014. In spite of the economic pressures, PNM experienced year to date average retail customer growth of 0.7% compared to the same period in 2014. Weather had only minor impacts, decreasing revenues and margin $0.3 million as heating degree days were flat for the three months ended March 31, 2015 compared to the same period in 2014.

Transmission revenues and margin decreased by $0.8 million and $0.9 million resulting from the expiration of two long term point-to-point contracts aggregating $1.0 million for the three months ended March 31, 2015 compared to 2014. This was partially offset by a May 2014 rate increase under PNM’s formula-based transmission rate case, which increased revenues $0.2 million for the quarter.

In April 2014, the NMPRC approved the continuation of PNM’s FPPAC and authorized PNM to recover the remaining under-collected balance in its FPPAC balancing account over 18 months effective July 1, 2014. As a result PNM’s revenues increased in 2015 compared to 2014. These revenues were offset in cost of energy with no impact on margin.

PNM provides economy energy services to a major customer. Under this contract, PNM purchases energy on the customer’s behalf and delivers the energy to the customer’s location through PNM’s transmission system. PNM charges the customer for the cost of the energy as a direct pass through to the customer with no impact to PNM’s margin. Although revenue from this customer decreased for the three months ended March 31, 2015 compared to 2014, there is only a minor impact in margin resulting from providing ancillary services.

PNM closed on the acquisition of Rio Bravo, formerly known as Delta, on July 17, 2014. Prior to acquiring Rio Bravo, PNM had a 20 year PPA covering all of the output of the facility, which PNM accounted for as an operating lease and recorded fixed and variable costs in cost of energy. As a result of the Rio Bravo acquisition, cost of energy decreased and margin increased $1.6 million for the three months ended March 31, 2015 compared to 2014. The increase in margin is partially offset by increases in operating and depreciation expenses.

Unregulated revenues and margin are primarily associated with PVNGS Unit 3, which currently is not regulated by the NMPRC. Power from PVNGS Unit 3 is sold on the open market. Lower market prices for power decreased revenues $0.7 million and lower nuclear fuel costs decreased cost of energy $0.4 million for the three months ended March 31, 2015 compared to 2014. Nuclear spent fuel reimbursements from the DOE decreased cost of energy and increased margin $1.2 million for the three months ended March 31, 2015 compared to 2014. See Note 12. In addition, gas imbalance settlements lowered cost of energy $2.1 million in the three months ended March 31, 2014, which did not recur in 2015.

PNM’s contract with Gallup, its second largest wholesale generation customer, expired on June 29, 2014. In 2015, a decrease in revenues for the Gallup contract of $3.2 million was partially offset by an increase in off-system sales of $0.6 million for power that would have otherwise been used to serve Gallup and lower fuel expense of $0.9 million. PNM’s recently filed general rate case includes a reallocation of costs among regulatory jurisdictions reflecting the termination of the contract to serve Gallup. See Note 12.

In August 2012, PNM implemented its renewable energy rider, which recovers renewable energy procurement costs to meet the RPS, including PNM-owned solar PV facilities. In January 2015, PNM increased the rate charged under the rider to include PNM-owned solar PV facilities completed in 2014. See Note 12. For the three months ended March 31, 2015, this rider increased revenues by $0.2 million compared to 2014. These revenues include a return on investment of $0.5 million for the three months ended March 31, 2015 and 2014. Revenue and margin from PNM’s energy efficiency rider increased $0.5 million for the three months ended March 31, 2015 compared to 2014. Revenues from these riders also recover incremental operating, depreciation, and interest expenses applicable to these programs.

Changes in unrealized mark-to-market gains and losses resulted from economic hedges for sales and fuel costs not covered under the FPPAC, primarily associated with PVNGS Unit 3. Unrealized losses of $1.7 million for the three months ended March 31, 2015 compared to unrealized losses of $2.8 million for the three months ended March 31, 2014, increased the margin by $1.1 million.

Reduced off-system sales and off-system purchases not passed through PNM’s FPPAC decreased revenue $3.2 million and decreased cost of energy $3.3 million for the three months ended March 31, 2015 compared to 2014. The reductions were due to less power being available for off-system sales, primarily related to SJGS.

For the three months ended March 31, 2015, operating expenses decreased $3.7 million compared to 2014. The extension of PVNGS Unit 1 leases at 50% of the amounts during the original lease term decreased operating expenses $3.4 million for the three months ended 2015 compared to 2014. Higher maintenance expenses at PVNGS, Four Corners, and San Juan plants of $0.7 million, $0.1 million and $0.1 million were offset by lower maintenance expenses at natural gas plants of $0.8 million. Lower pension expense of $0.3 million also decreased operating expense for the three months ended March 31, 2015 compared to 2014.

Depreciation and amortization expense increased $1.3 million for the three months ended March 31, 2015 compared to 2014 due to the additions to utility plant in service, including the 2014 addition of 23 MW of PNM-owned solar PV facilities and purchase of Rio Bravo.

Other income (deductions) increased $3.8 million for the three months ended March 31, 2015 compared to 2014. Pre-tax gains on available for sale securities reflecting performance of the NDT and the trust for coal mine reclamation increased other income (deductions) $1.5 million in the three months ended March 31, 2015 compared to 2014. Income of $1.0 million from refined coal (a third-party pre-treatment process) at SJGS, lower retirements of PVNGS Unit 3 plant in service of $1.2 million and higher equity AFUDC of $0.7 million also increased other income (deductions) in 2015. These increases were partially offset by $0.5 million lower interest income on PVNGS lessor notes due to lower outstanding balances.

Interest charges increased $0.2 million for the three months ended March 31, 2015 compared to 2014 due to borrowings under the $175.0 million PNM 2014 Term Loan Agreement and the PNM Multi-draw Term Loan, partially offset by higher AFUDC.

TNMP

The following table summarizes the operating results for TNMP:

	Three Months Ended March 31,
	2015	2014	Change
	(In millions)
Electric operating revenues	$70.9	$66.2	$4.7
Cost of energy	17.8	16.0	1.8
Margin	53.1	50.2	2.9
Operating expenses	21.8	21.1	0.7
Depreciation and amortization	13.5	11.8	1.7
Operating income	17.9	17.3	0.6
Other income (deductions)	1.3	0.2	1.1
Net interest charges	(6.9)	(6.6)	(0.3)
Segment earnings before income taxes	12.3	10.9	1.4
Income (taxes)	(4.6)	(4.1)	(0.5)
Segment earnings	$7.7	$6.8	$0.9
The following table summarizes the significant changes to total electric operating revenues, cost of energy, and margin:

	2014/2015 Change
	Three Months Ended March 31,
	Electric
	Operating	Cost of
	Revenues	Energy	Margin
	(In millions)
Rate increases	$1.9	$—	$1.9
Customer usage	(0.1)	—	(0.1)
Customer growth	0.2	—	0.2
Weather	0.1	—	0.1
Recovery of third-party transmission costs	1.8	1.8	—
AMS surcharge	1.4	—	1.4
Other	(0.6)	—	(0.6)
Net change	$4.7	$1.8	$2.9

The following table shows total electric operating revenues by retail tariff consumer class, including intersegment revenues, and average number of consumers:

	Three Months Ended March 31,
	2015	2014	Change
	(In millions, except consumers)
Residential	$27.3	$26.8	$0.5
Commercial	23.6	23.2	0.4
Industrial	3.9	3.5	0.4
Other	16.1	12.7	3.4
	$70.9	$66.2	$4.7
Average consumers (thousands) (1)	240.1	236.7	3.4

(1)
TNMP provides transmission and distribution services to REPs that provide electric service to consumers in TNMP’s service territories. The number of consumers above represents the customers of these REPs. Under TECA, consumers in Texas have the ability to choose any REP to provide energy.

The following table shows GWh sales by retail tariff consumer class:

	Three Months Ended March 31,
	2015	2014 (1)	Change
	(Gigawatt hours)
Residential	663.9	642.1	21.8
Commercial	573.4	545.8	27.6
Industrial	660.4	642.4	18.0
Other	24.7	23.5	1.2
	1,922.4	1,853.8	68.6

(1)	The 2014 GWh amounts reflect a reclassification of 5.7 GWh from industrial to commercial to be consistent with the current year presentation.

For the three months ended March 31, 2015, revenues and margin increased by $1.9 million compared to 2014 due to transmission cost of service rate increases in March 2014, September 2014, and March 2015. See Note 12. TNMP’s weather normalized retail KWh sales increased 1.7% for the three months ended March 31, 2015. TNMP also experienced positive year to date average customer growth of 1.4%, increasing revenues and margin by $0.2 million for the three months ended March 31, 2015 compared to 2014. Higher weather normalized usage per customer increased revenues and margin by $0.1 million, but was more than offset by lower wholesale transmission demand revenues, which decreased revenues and margin by $0.2 million for the three months ended March 31, 2015 compared to 2014. Warmer weather increased revenues and margin by $0.1 million for the three months ended March 31, 2015 compared to 2014. For the three months ended March 31, 2015 compared to 2014, cooling degree days were 18.2% higher and heating degree days were flat.

Differences between revenues and costs charged by third party transmission providers are deferred and recovered through a transmission cost recovery factor resulting in no impact on margin. Higher transmission cost of energy resulting from rate increases from other transmission service providers within ERCOT increased cost of energy $1.8 million for the three months ended March 31, 2015 compared to 2014. These increases in cost of energy resulted in TNMP rate increases for the recovery of third party transmission costs increasing revenue by the same amount.

The AMS surcharge increased revenues and margin by $1.4 million for the three months ended March 31, 2015 compared to 2014, which offset increases in operating expenses and depreciation. Other revenues, which include recovery of the CTC, rate case expense, and energy efficiency programs, were lower for the three months ended March 31, 2015 compared to 2014. These lower revenues were offset by decreases in operating expenses and depreciation and amortization related to AMS.

Operating expenses increased $0.7 million for the three months ended March 31, 2015 compared to 2014. Operating expenses associated with the AMS deployment, which are recovered through the AMS surcharge, increased $0.3 million for the three months ended March 31, 2015 compared to 2014. Higher property tax of $0.4 million increased operating expense for the three months ended March 31, 2015 compared to 2014.

Depreciation and amortization increased $1.7 million for the three months ended March 31, 2015 compared to 2014. Depreciation expense associated with the AMS deployment, which is recovered through the AMS surcharge, increased $0.8 million for the three months ended March 31, 2015 compared to 2014 due to increased AMS deployment. Amortization expense associated with the CTC, which is recovered through the CTC surcharge, increased $0.2 million for the three months ended March 31, 2015 compared to 2014. In addition, an increase in utility plant in service increased depreciation by $0.7 million for the three months ended March 31, 2015 compared to 2014.

Other income (deductions) increased $1.1 million for the three months ended March 31, 2015 primarily due to an increase in contributions in aid of construction.

Interest charges increased $0.3 million for the three months ended March 31, 2015 compared to 2014. The issuance of $80.0 million of long-term debt under the TNMP 2013 Bond Purchase Agreement on June 27, 2014 increased interest charges $0.8 million, offset by lower interest charge of $0.5 million due to the maturity of $50.0 million of debt under the TNMP 2011 Term Loan Agreement. See Note 9.

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended March 31,
	2015	2014	Change
	(In millions)
Total revenues	$—	$—	$—
Cost of energy	—	—	—
Margin	—	—	—
Operating expenses	(3.6)	(3.2)	(0.4)
Depreciation and amortization	3.6	3.0	0.6
Operating income	—	0.2	(0.2)
Other income (deductions)	(1.8)	(0.7)	(1.1)
Net interest charges	(3.4)	(3.1)	(0.3)
Segment earnings (loss) before income taxes	(5.2)	(3.6)	(1.6)
Income (taxes) benefit	1.9	1.7	0.2
Segment earnings (loss)	$(3.3)	$(1.9)	$(1.4)

Corporate and Other operating expenses shown above are net of amounts allocated to PNM and TNMP under shared services agreements. The amounts allocated include certain expenses shown as depreciation and amortization and other income (deductions) in the table above. The decrease of $0.2 million in operating income includes an expense related to a sales and use tax audit of a business PNMR sold in 2011.

Depreciation expense increased in the three months ended March 31, 2015 from 2014 due to additions of computer software. Substantially all depreciation and amortization expense is offset in operating expenses as a result of allocation of these costs to other business segments.

The change in other income (deductions) during the three months ended March 31, 2015 compared to 2014 is due to the losses on items included in other investments related to a former PNMR subsidiary that ceased operations in 2008. The increase in net interest charges includes interest on PNMR’s new $150 million PNMR 2015 Term Loan Agreement entered into on March 9, 2015. See Note 9.

During the three months ended March 31, 2015, income (taxes) benefit includes an impairment of New Mexico state net operating losses of $0.3 million (net of federal income tax benefit). Additionally, a tax benefit of $0.2 million and a tax expense of $0.2 million were recorded in the three months ending March 31, 2015 and March 31, 2014 resulting from refinements of the impacts of a phased-in reduction in New Mexico corporate income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the three months ended March 31, 2015 compared to March 31, 2014 are summarized as follows:

	Three Months Ended March 31,
	2015	2014	Change
	(In millions)
Net cash flows from:
Operating activities	$66.7	$76.4	$(9.7)
Investing activities	(86.7)	(74.4)	(12.3)
Financing activities	114.1	22.6	91.5
Net change in cash and cash equivalents	$94.1	$24.6	$69.5

Changes in PNMR’s cash flow from operating activities result from net earnings, adjusted for items impacting earnings that do not provide or use cash. See Results of Operations above. Certain changes in assets and liabilities resulting from normal operations also impact operating cash flows. In addition, contributions to PNMR’s pension and postretirement benefit plans were $30.1 million higher in the three months ended March 31, 2015 than in 2014.
The changes in PNMR’s cash flows from investing activities relate primarily to an increase of $16.4 million in utility plant additions in the three months ended March 31, 2015 compared to 2014. Utility plant additions at PNM were $30.4 million higher in the three months ended March 31, 2015 compared to 2014, including increases in generation additions of $21.9 million and transmission and distribution additions of $7.7 million. TNMP utility plant additions decreased $13.7 million in the three months ended March 31, 2015 compared to 2014, including decreases in transmission and distribution additions of $10.2 million and AMS additions of $3.3 million. Corporate plant additions decreased $0.5 million related to computer hardware and software additions. Investing activities also include principal payments received on the PVNGS lessor notes, which were $4.0 million greater in the three months ended March 31, 2015 than in 2014.
The changes in PNMR’s cash flows from financing activities include a $43.6 million reduction in net short-term borrowing activity in the three months ended March 31, 2015 compared to 2014. In 2015, financing activities include $150.0 million of long-term borrowings under the PNMR 2015 Term Loan Agreement. PNMR used a portion of the proceeds to repay short-term borrowings in the three months ended March 31, 2015 and for general corporate purposes. The remaining proceeds are held in money-market investments at March 31, 2015 and will be a source of cash available to repay PNMR’s $118.8 million of 9.25% senior unsecured notes that mature on May 15, 2015. In 2014, long-term borrowings of $175.0 million under the PNM 2014 Term Loan Agreement were used to repay amounts under the existing $75.0 million PNM Term Loan Agreement and reduce short-term debt.
Financing Activities

See Note 6 of the Notes to Consolidated Financial Statements in the 2014 Annual Reports on Form 10-K and Note 9 for additional information concerning the Company’s financing activities. PNM must obtain NMPRC approval for any financing transaction having a maturity of more than 18 months. In addition, PNM files its annual short-term financing plan with the NMPRC. The Company’s ability to access the credit and capital markets at a reasonable cost is largely dependent upon its:

•	Ability to earn a fair return on equity

•	Results of operations

•	Ability to obtain required regulatory approvals

•	Conditions in the financial markets

•	Credit ratings

On March 9, 2015, PNMR entered into the $150.0 million PNMR 2015 Term Loan Agreement between PNMR, the lenders identified therein, and Wells Fargo Bank, National Association, as Lender and Administrative Agent. The PNMR 2015 Term Loan Agreement bears interest at a variable rate and must be repaid on or before March 9, 2018. The PNMR 2015 Term Loan Agreement includes customary covenants and conditions. PNMR anticipates utilizing the proceeds from the PNMR 2015 Term Loan Agreement to retire the $118.8 million of 9.25% senior unsecured notes when they mature on May 15, 2015.

PNMR, PNM, and TNMP are subject to debt-to-capital ratio requirements of less than or equal to 65%.  These ratios for PNMR and PNM include the present value of payments under the PVNGS leases as debt. At March 31, 2015, interest rates on outstanding borrowings were 1.03% for the PNMR Term Loan Agreement, 1.18% for the PNMR 2015 Term Loan Agreement, 1.13% for the PNM 2014 Term Loan Agreement, and 0.76% for the PNM Multi-draw Term Loan.

Capital Requirements

Total capital requirements consist of construction expenditures and cash dividend requirements for PNMR common stock and PNM preferred stock. Key activities in PNMR’s current construction program include:

•	Upgrading generation resources, including expenditures for compliance with environmental requirements and for renewable energy resources

•	Expanding the electric transmission and distribution systems

•	Purchasing nuclear fuel

Projected capital requirements, including amounts expended through March 31, 2015, are:

	2015	2016-2019	Total
	(In millions)
Construction expenditures	$576.9	$1,642.6	$2,219.5
Dividends on PNMR common stock	63.7	254.9	318.6
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$641.1	$1,899.6	$2,540.7
The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include estimated amounts of $75.5 million related to environmental upgrades at SJGS to address regional haze, including amounts for the 65 MW anticipated to be owned by PNMR Development, and $212.5 million related to the identified sources of replacement capacity under the revised plan for compliance described in Note 11. The above construction expenditures also include additional renewable resources anticipated to be required to meet the RPS, additional peaking resources to meet needs outlined in PNM’s current IRP, environmental upgrades at Four Corners of $83.9 million, the purchase of the leased portion of the EIP on April 1, 2015, and the purchase of the assets underlying three of the PVNGS Unit 2 leases at the expiration of those leases. Expenditures for the SJGS and Four Corners environmental upgrades are estimated to be $75.9 million in 2015. See Note 11 and Commitments and Contractual Obligations below. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to be able to pay dividends to PNMR. Note 5 of the Notes to Consolidated Financial Statements in the 2014 Annual Reports on Form 10-K describes regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.
During the three months ended March 31, 2015, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and borrowings under the PNMR 2015 Term Loan Agreement.

In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt that must be paid or refinanced at maturity. PNMR’s $118.8 million of 9.25% senior unsecured notes mature on May 15, 2015; $39.3 million of PNM’s senior unsecured notes – pollution control revenue bonds are subject to mandatory tender for remarketing on June 1, 2015; and the $175.0 million PNM 2014 Term Loan Agreement matures on September 4, 2015. Note 6 of the Notes to Consolidated Financial Statements in the 2014 Annual Reports on Form 10-K contains information about the maturities of long-term debt. Also, the $100.0 million PNMR Term Loan Agreement matures on December 21, 2015 and the $125.0 million PNM Multi-draw Term Loan matures on June 21, 2016. PNMR and PNM anticipate that funds to repay the long-term debt maturities and term loans will come from entering into new arrangements similar to the existing agreements, cash and cash equivalents, borrowing under their revolving credit facilities, issuance of new long-term debt, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances, make additional debt repurchases, or enter into other liquidity arrangements in the future.
Liquidity
PNMR’s liquidity arrangements include the PNMR Revolving Credit Facility and the PNM Revolving Credit Facility that both expire in October 2019 and the TNMP Revolving Credit Facility that expires in September 2018. The PNMR Revolving Credit Facility and the PNM Revolving Credit Facility provide for an additional one-year extension option for each facility, subject to approval by a majority of the lenders. The PNMR Revolving Credit Facility has a financing capacity of $300.0 million, the PNM Revolving Credit Facility has a financing capacity of $400.0 million, and the TNMP Revolving Credit Facility has a financing capacity of $75.0 million. PNM also has the $50.0 million PNM New Mexico Credit Facility, which expires on January 8, 2018. The Company believes the terms and conditions of its facilities are consistent with those of other investment grade revolving credit facilities in the utility industry.
The revolving credit facilities and the PNM New Mexico Credit Facility provide short-term borrowing capacity. The revolving credit facilities also allow letters of credit to be issued. Letters of credit reduce the available capacity under the facilities. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. The Company’s business is seasonal with more revenues and cash flows from operations being generated in the summer months. In general, the Company relies on the credit facilities to be the initial funding source for construction expenditures. Accordingly, borrowings under the facilities may increase over time. Depending on market and other conditions, the Company will periodically sell long-term debt and use the proceeds to reduce the borrowings under the credit facilities. Borrowings under the PNMR Revolving Credit Facility ranged from zero to $12.5 million during the three months ended March 31, 2015. Borrowings under the PNM Revolving Credit Facility ranged from zero to $21.5 million during the three months ended March 31, 2015. Borrowings under the PNM New Mexico Credit Facility ranged from zero to $15.0 million during the three months ended March 31, 2015. Borrowings under the TNMP Revolving Credit Facility ranged from zero to $27.0 million during the three months ended March 31, 2015. At March 31, 2015, there were no borrowings under any of these facilities. At March 31, 2015, TNMP had $28.5 million in borrowings from PNMR under its intercompany loan agreements.
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
In addition to its internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing to fund its capital requirements during the 2015-2019 period. This could include debt refinancing, new debt issuances, and/or new equity.
Information concerning the credit ratings for PNMR, PNM, and TNMP was set forth under the heading Liquidity in the MD&A contained in the 2014 Annual Reports on Form 10-K. As of April 24, 2015, ratings on the Company’s securities were as follows:

	PNMR	PNM	TNMP
S&P
Senior secured debt	*	*	A-
Senior unsecured debt	BBB-	BBB	*
Preferred stock	*	BB+	*
Moody’s
Senior secured debt	*	*	A2
Senior unsecured debt	Baa3	Baa2	*
* Not applicable

Both rating agencies have PNMR, PNM, and TNMP on positive outlook. However, negative regulatory outcomes from the NMPRC in the SJGS BART filing, discussed in Note 11, or the 2014 Electric Rate Case, discussed in Note 12, could affect both the outlook and credit ratings. Investors are cautioned that a security rating is not a recommendation to buy, sell, or hold securities, that it is subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

A summary of liquidity arrangements as of April 24, 2015 is as follows:

	PNMR Separate	PNM Separate	TNMP Separate	PNMR Consolidated
	(In millions)
Financing capacity:
Revolving credit facility	$300.0	$400.0	$75.0	$775.0
PNM New Mexico Credit Facility	—	50.0	—	50.0
Total financing capacity	$300.0	$450.0	$75.0	$825.0

Amounts outstanding as of April 24, 2015:
Revolving credit facility	$—	$—	$—	$—
PNM New Mexico Credit Facility	—	—	—	—
Letters of credit	7.7	3.2	0.1	11.0

Total short-term debt and letters of credit	7.7	3.2	0.1	11.0

Remaining availability as of April 24, 2015	$292.3	$446.8	$74.9	$814.0
Invested cash as of April 24, 2015	$87.4	$—	$—	$87.4
The above table excludes intercompany debt. As of April 24, 2015, PNM had $26.4 million and TNMP had $38.4 million in borrowings from PNMR under their intercompany loan agreements. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures. The availability amounts do not include remaining capacity of $25.0 million available under the PNM Multi-draw Term Loan at April 24, 2015.
PNMR can offer new shares of common stock through the PNM Resources Direct Plan under a SEC shelf registration statement that expires in August 2015. PNM has a shelf registration statement for up to $500.0 million of senior unsecured notes that expires in May 2017.
Off-Balance Sheet Arrangements
PNMR’s off-balance sheet arrangements include PNM’s operating lease obligations for PVNGS Units 1 and 2 and, until April 1, 2015, the EIP transmission line. These arrangements help ensure PNM the availability of lower-cost generation needed to serve customers. See MD&A – Off-Balance Sheet Arrangements and Notes 7 and 9 of the Notes to Consolidated Financial Statements in the 2014 Annual Reports on Form 10-K and Note 5.
Commitments and Contractual Obligations
PNMR, PNM, and TNMP have contractual obligations for long-term debt, operating leases, construction expenditures, purchase obligations, and certain other long-term obligations. See MD&A – Commitments and Contractual Obligations in the 2014 Annual Reports on Form 10-K.

 Contingent Provisions of Certain Obligations
As discussed in the 2014 Annual Reports on Form 10-K, PNMR, PNM, and TNMP have a number of debt obligations and other contractual commitments that contain contingent provisions. Some of these, if triggered, could affect the liquidity of the Company. In the unlikely event that the contingent requirements were to be triggered, PNMR, PNM, or TNMP could be required to provide security, immediately pay outstanding obligations, or be prevented from drawing on unused capacity under certain credit agreements. The contingent provisions also include contractual increases in the interest rate charged on certain of the Company’s short-term debt obligations in the event of a downgrade in credit ratings. The Company believes its financing arrangements are sufficient to meet the requirements of the contingent provisions. No conditions have occurred that would result in any of the above contingent provisions being implemented.

Capital Structure
The capitalization tables below include the current maturities of long-term debt, but do not include short-term debt and do not include operating lease obligations as debt.

	March 31, 2015	December 31, 2014
PNMR
PNMR common equity	44.5%	46.4%
Preferred stock of subsidiary	0.3%	0.3%
Long-term debt	55.2%	53.3%
Total capitalization	100.0%	100.0%

PNM
PNM common equity	45.9%	45.7%
Preferred stock	0.4%	0.4%
Long-term debt	53.7%	53.9%
Total capitalization	100.0%	100.0%

TNMP
Common equity	59.3%	58.9%
Long-term debt	40.7%	41.1%
Total capitalization	100.0%	100.0%

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
PNM has several programs underway to reduce or offset GHG from its resource portfolio, thereby reducing its exposure to climate change regulation. See Note 12. In 2011, PNM completed construction of 22 MW of utility-scale solar generation located at five sites on PNM’s system throughout New Mexico. In 2013, PNM expanded its renewable energy portfolio by constructing 21.5 MW of utility-scale solar generation. In 2014, PNM added an additional 23 MW of utility-scale solar generation. PNM’s 2015 renewable energy procurement includes the construction of an additional 40 MW of PNM-owned solar PV facilities by December 31, 2015. Since 2003, PNM has purchased the entire output of New Mexico Wind, which has an aggregate capacity of 204 MW, and began purchasing the full output of Red Mesa Wind, which has an aggregate capacity of 102 MW, in January 2015. PNM has signed a 20-year PPA for the output of Lightning Dock Geothermal, which began providing power to PNM in January 2014. The current capacity of the facility is 4 MW and future expansion may result in up to 10 MW of generation capacity. Additionally, PNM has a customer distributed solar generation program that represented 40 MW at March 31, 2015 and is expected to grow to over 45 MW by the end of 2015. Once fully subscribed, the distributed solar programs will reduce PNM’s annual production from fossil-fueled electricity generation by about 120 GWh. PNM offers its customers a comprehensive portfolio of energy efficiency and load management programs, with a 2014 budget of $22.5 million and anticipated program costs of $25.8 million for the program year beginning in June 2015. PNM estimates these programs saved approximately 75 GWh of electricity in 2014. Over the next 20 years, PNM projects the expanded energy efficiency and load management programs will provide the equivalent of approximately 13,000 GWh of electricity, which will avoid at least 6.5 million metric tons of CO2 based upon projected emissions from PNM’s system-wide resources. These estimates are subject to change because of the high uncertainty of many of the underlying variables, including changes in demand for electricity, and complex interrelationships between those variables.
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

EPA Regulation
In April 2007, the United States Supreme Court held that EPA has the authority to regulate GHG under the CAA.  This decision heightened the importance of this issue for the energy industry.  In December 2009, EPA released its endangerment finding stating that the atmospheric concentrations of six key greenhouse gases (CO2, methane, nitrous oxides, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride) endanger the public health and welfare of current and future generations. In May 2010, EPA released the final PSD and Title V Greenhouse Gas Tailoring Rule (the “Tailoring Rule”) to address GHG from stationary sources under the CAA permitting programs. The purpose of the rule was to “tailor” the applicability of two programs, PSD and Title V operating permit programs, to avoid impacting millions of small GHG emitters. The rule focused on the largest sources of GHG, including fossil-fueled electric generating units. This program covered new construction projects that emit GHG of at least 100,000 tons per year (even if PSD is not triggered for other pollutants). In addition, modifications at existing facilities that increase GHG by at least 75,000 tons per year would be subject to PSD permitting requirements, even if they did not significantly increase emissions of any other pollutant. As a result, PNM’s fossil-fueled generating plants were more likely to trigger PSD permitting requirements because of the magnitude of GHG. However as discussed below, a court case in 2014 now limits the extent of the Tailoring Rule.

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

The Presidential Memorandum directed EPA to issue the proposed GHG NSPS for modified and existing EGUs by June 1, 2014 and to issue the final rule by June 1, 2015. On June 2, 2014, EPA released the proposed rule under Section 111(d) of the

CAA to establish GHG performance standards for existing EGUs. The rule is known as the Clean Power Plan and it would require state-specific CO2 emission reduction goals based on EPA’s finding of the best system of emissions reductions (“BSER”). States would be required to meet both an interim goal from 2020 to 2029 and a final goal beginning in 2030. The proposed BSER is based on four “building blocks”: 1) a 6% heat rate improvement to coal-fired generation units; 2) a shift in electrical generation from coal-fired and oil/gas-fired EGUs to natural gas combined cycle units (“NGCCs”) such that the NGCCs are at a 70% utilization rate; 3) substitution of fossil fuel generation with renewable resources and new nuclear facilities, and extension of life of about 6% of existing nuclear plants that may be retired; and 4) increases to demand-side energy efficiency programs. States would be required to develop SIPs to reach the CO2 emission reduction goals. The SIPs would need to include enforceable CO2 emission limits that apply to the affected EGUs within the state. EPA is proposing to allow flexibility in how each state achieves the goal including an option to use either a rate-based or mass-based standard and to develop multi-state compliance plans. State SIPs would be due thirteen months after the date that the final rule is published in the Federal Register with the possibility of a one year extension if a state needs additional time or a two year extension if states choose to enter a multi-state approach. Comments on the proposed rule were originally due on or before October 16, 2014, which was extended to December 1, 2014. PNM submitted comments by the deadline.

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

On October 28, 2014, EPA issued a notice of data availability (“NODA”) related to the proposed Clean Power Plan. The NODA provided additional information on certain issues that were consistently raised by stakeholders, including the glide path for reductions from 2020 to 2029, aspects of how the building blocks were established, and the method used to calculate the state goals. Also on October 28, 2014, EPA issued a supplemental rule proposing CO2 emission rates for U.S. territories and areas of Indian country with existing fossil fuel-fired EGUs, as well as guidelines for plans to achieve those rates.  The supplemental proposal would apply to Four Corners, which is located on the Navajo Nation.  With respect to this plant, EPA applied the four building blocks described in its June 18, 2014 CAA Section 111(d) proposal to establish interim and final goals, expressed as CO2 emission rates.  APS has indicated that if the rule is finalized as proposed, it is unlikely that additional emission reductions would be required as a result of the plant’s past and future actions to comply with the requirements for BART.

On November 13, 2014, EPA issued a technical support document outlining two examples of methods for translating from an emissions rate-based goal to a mass-based equivalent under the proposed Clean Power Plan. States, areas of Indian country, and territories could choose whether to meet a rate-based goal or a mass-based equivalent. If states, areas of Indian country, and territories decide to use a mass-based goal (represented as total metric tons of carbon dioxide), they would be required to demonstrate that it is equivalent to their rate-based goal.

On January 7, 2015, EPA announced its intention to propose a federal plan to meet the requirements of the section 111(d) rule, to be released in the summer of 2015 and finalized in summer 2016.  EPA also announced changes to the schedule for issuing the final GHG rule regulations for new, modified/reconstructed, and existing EGUs in "Summer 2015."  As a result, EPA indicated deadlines for compliance in subsequent years for section 111(d) actions will shift from “June” to “Summer.”  EPA initially proposed to issue a final rule for new EGUs by January 8, 2015 and had previously planned to finalize its modified/reconstructed and existing source rules in June 2015.  EPA has updated the expected deadline for the agency to issue the Federal 111(d) Plan to August 2015.
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

International Accords

The United Nations Framework Convention on Climate Change (“UNFCCC”) is an international environmental treaty that was produced at the United Nations Conference on Environment and Development (informally known as the Earth Summit). Since the UNFCCC entered into force in March 1994, the parties, including the United States, have been meeting annually in Conferences of the Parties (“COP”) to assess progress in dealing with climate change and, beginning in the mid-1990s, to negotiate the Kyoto Protocol to establish legally binding obligations for developed countries to reduce their GHG. Specifically, the objective is to “stabilize greenhouse gas concentrations in the atmosphere at a level that would prevent dangerous anthropogenic interference with the climate system.” The Company monitors the proceedings of the UNFCCC, including the annual COP meetings, to determine potential impacts to its business activities.  At the COP meeting in 2011, participating nations, including the United States, agreed that in 2015, they would sign an international treaty requiring all nations to begin reducing carbon emissions by 2020. Known as the Durban Platform for Enhanced Action, the new treaty would supplant the Kyoto Protocol, which was adopted in 1997, that targeted only industrialized nations for mandatory climate emission reductions. President Obama announced the United States’ post 2020 greenhouse gas emissions target in November of 2014, which is a commitment to cut emissions by 26%-28% from 2005 levels by the year 2025 that would put the United States on a path to economy-wide reductions of around 80% by 2050. On March 31, 2015, the United States formally submitted its intended contribution, known as the “Intended Nationally Determined Contribution (“INDCs”), to a new international climate agreement due at the December 2015 COP meeting, reflecting no change from the November 2015 announcement. Other nations are expected to release their proposed goals in the first half of 2015. To date INDCs have been submitted by the European Union, Gabon, Mexico, Norway, Russia, and Switzerland. The objective of the conference is to achieve a legally binding agreement on climate from all nations. PNM will continue to monitor the United States participation in international accords. However, the Obama administration’s target for the electric utility industry will be based on EPA’s current proposals to regulate carbon and PNM believes that implementation of the RSIP for BART at SJGS should provide a significant step towards compliance with the requirements.

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
In July 2011, FERC issued Order 1000 adopting new requirements for transmission planning, cost allocation, and development for significant transmission planning related changes. In response PNM and WestConnect (an organization of utility companies providing transmission of electricity in the western region that includes PNM) participants filed modified versions to their transmission tariff’s Attachment K (Transmission Planning Process). In March 2013, FERC issued its order regarding PNM’s and six other WestConnect FERC jurisdictional utilities’ compliance filings where FERC partially accepted many aspects of the filings. A major change directed by FERC is the requirement that the cost allocations be binding on identified beneficiaries and that a process be created that will result in a qualified developer being selected. On September 20, 2013, PNM and the other WestConnect FERC jurisdictional entities submitted their revised regional compliance filings to address and comply with the March 2013 FERC order.

In September 2014, FERC issued an additional order concerning the regional planning process and cost allocation in response to the September 2013 compliance filings. The FERC order required the WestConnect entities to make another compliance filing to hold a single year “abbreviated planning process for year 2015.” The order also required the entities to file the WestConnect “Planning Participation Agreement.” Of significant concern to FERC jurisdictional entities in this order was FERC’s ruling that the non-jurisdictional entities would not be required to participate in cost allocation on regional projects, which the FERC-regulated entities believe does not comport with FERC’s Order 1000 position on the “cost causation principle” and could create a “free rider-ship” issue for certain participants in the planning process. Due to the cost allocation issue FERC-regulated entities jointly filed a request for re-hearing or clarification of the FERC order in October 2014. The FERC-regulated entities filed compliance filings regarding the September 2014 FERC order in November 2014, making several adjustments to the language in their respective Attachment Ks, as well as a separate unsigned version of the proposed final version of the Planning Participation Agreement.

In July 2013, the WestConnect participants submitted their cost allocation and inter-regional coordination plan between WestConnect and three other planning regions. In December 2014, FERC issued an order conditionally accepting the WestConnect compliance filing including the California Independent System Operator Corporation (“CAISO”), Northern Tier Transmission Group Applicants, and Columbia Grid (collectively the “Western Filing Parties”). The order required the Western Filing Parties to use the same method for determining the regional benefits of a proposed interregional transmission facility through revisions to the common tariff language. Without requiring modification to the common tariff language for all four Western planning regions, CAISO would tender revised tariff sheets to address the Western Filing Parties compliance condition. The WestConnect entities and the other Western Filing Parties submitted a common compliance filing on February 17, 2015 stating that CAISO had agreed to change its OATT language and, therefore, the other entities would not have to change the common OATT language.

As of January 2015, all of the WestConnect jurisdictional entities have executed the Planning Participation Agreement and some of the non-jurisdictional entities have also signed. A 2015 study plan has been completed and committee activities are currently focused on establishing the data for the technical models, production cost models and base system to be used as the reference for the 2015 study work. WestConnect has hired a consultant to complete the single year planning study for 2015 as required in the September 2014 FERC order.

Financial Reform Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Reform Act”), enacted in July 2010, includes provisions that will require certain over-the-counter derivatives, or swaps, to be centrally cleared and executed through an exchange or other approved trading facility. It also includes provisions related to swap transaction reporting and record keeping and may impose margin requirements on swaps that are not centrally cleared. The United States Commodity Futures Trading Commission (“CFTC”) has published final rules defining several key terms related to the act and has set compliance dates for various types of market participants. The Dodd-Frank Reform Act provides exemptions from certain requirements, including an exception to the mandatory clearing and swap facility execution requirements for commercial end-users that use swaps to hedge or mitigate commercial risk.  PNM has taken the necessary steps to elect the end-user exception to the mandatory clearing requirement. PNM expects to be in compliance with the Dodd-Frank Reform Act and related rules within the time frames required by the CFTC. However, as a result of implementing and complying with the Dodd-Frank Reform Act and related rules, PNM’s swap activities could be subject to increased costs, including from higher margin requirements. At this time, PNM cannot predict the ultimate impact the Dodd-Frank Reform Act may have on PNM’s financial condition, results of operations, cash flows, or liquidity.

Other Matters

As discussed under Employees in Item 1. of the 2014 Annual Reports on Form 10-K, at December 31, 2014, PNM had 593 employees in its power plant and operations areas that were covered by a collective bargaining agreement with the IBEW Local 611 that was entered into in July 2012 and expired as of May 1, 2015. Negotiations for a new agreement with the IBEW began in January 2015.  While the Company is optimistic that a timely agreement will be reached, PNM cannot, at this time, predict the outcome of the negotiations.  PNM is currently working on contingency planning for certain scenarios that may occur as a result of negotiations. The wages and benefits for all PNM employees who are members of the IBEW are typically included in the rates charged to electric customers, subject to approval of the NMPRC.

On March 25, 2013, a petition was filed by IBEW Local 66 with the National Labor Relations Board seeking to certify a union at TNMP for utility workers. On April 12, 2013, a second petition was filed by IBEW Local 66 with the National Labor Relations Board seeking to certify a union at TNMP for meter technicians, who were not included in the original petition. Approximately 200 employees were covered by the petitions. Elections to determine whether the IBEW would represent the employees were held in May 2013.  The employees voted to unionize through both petitions and contract negotiations began. Subsequently, on June 25, 2013, a third petition was filed by IBEW Local 66 with the National Labor Relations Board seeking to include a group of three relay technicians, who were not included in the original petition. In August 2013, the relay technicians voted to unionize. As of December 31, 2014, TNMP had 195 employees represented by IBEW Local 66. In January 2015, a decertification election was held for those employees covered by the original petition. The employees voted to retain union representation. The parties reached an agreement and union members ratified the agreement on February 28, 2015. The agreement is in effect from March 9, 2015 through September 9, 2016.

See Notes 11 and 12 herein and Notes 16 and 17 of the Notes to Consolidated Financial Statements in the 2014 Annual Reports on Form 10-K for a discussion of commitments and contingencies and rate and regulatory matters.

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

As of March 31, 2015, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s 2014 Annual Reports on Forms 10-K. The policies disclosed included unbilled revenues, regulatory accounting, impairments, decommissioning and reclamation costs, derivatives, pension and other postretirement benefits, accounting for contingencies, income taxes, and market risk.

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

Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM, and TNMP caution readers not to place undue reliance on these statements. PNMR’s, PNM’s, and TNMP’s business, financial condition, cash flows, and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors include:

•
The ability of PNM and TNMP to recover costs and earn allowed returns in regulated jurisdictions, including the impact of federal or state regulatory action with regard to the proposed early retirement of SJGS Units 2 and 3

•
Uncertainty concerning finalizing binding restructuring, coal supply, and related agreements for SJGS necessary for operational and future environmental compliance matters, including obtaining required regulatory and board or decision-making body approvals, as well as the closing of the sale of SJCC

•
Uncertainty surrounding the status of PNM’s participation in jointly-owned generation projects resulting from the scheduled expiration of the operational agreements for SJGS and Four Corners, as well as the coal supply agreement for SJGS

•
The impacts on the electricity usage of customers and consumers due to performance of state, regional, and national economies, mandatory energy efficiency measures, weather, seasonality, alternative sources of power, and other changes in supply and demand, including the failure to maintain or replace customer contracts on favorable terms

•
State and federal regulation or legislation relating to environmental matters, including the RSIP for SJGS’s compliance with the CAA, the resultant costs of compliance, and other impacts on the operations and economic viability of PNM’s generating plants

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

•	Changes in technology, particularly with respect to new and alternative sources of energy, smart grid technology, and cybersecurity

•	State and federal regulatory, legislative, and judicial decisions and actions on ratemaking, tax, and other matters

•	Regulatory, financial, and operational risks inherent in the operation of nuclear facilities, including spent fuel disposal uncertainties

•	Adverse outcomes of legal or regulatory proceedings, including the extent of insurance coverage

•	Employee workforce factors, including issues arising out of collective bargaining agreements and labor negotiations with union employees

•	The Company’s ability to access the financial markets, including disruptions in the credit markets, actions by ratings agencies, and fluctuations in interest rates

•	The potential unavailability of cash from PNMR’s subsidiaries due to regulatory, statutory, or contractual restrictions

•	The risk that FERC rulemakings may negatively impact the operation of PNM’s transmission system

•	The impacts of decreases in the values of marketable equity securities maintained to provide for decommissioning, reclamation, pension benefits, and other postretirement benefits

•	Commodity and counterparty credit risk transactions and the effectiveness of risk management

•	Changes in applicable accounting principles or policies

Any material changes to risk factors occurring after the filing of PNMR’s, PNM’s, and TNMP’s 2014 Annual Reports on Form 10-K are disclosed in Item 1A, Risk Factors, in Part II of this Form 10-Q.

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

In addition to the corporate websites, PNM has a website, www.PowerforProgress.com, dedicated to showing how it balances delivering reliable power at affordable prices and protecting the environment. This website is designed to be a resource for the facts about PNM’s operations and support efforts, including plans for building a sustainable energy future for New Mexico. The contents of these websites are not a part of this Form 10-Q. The SEC filings of PNMR, PNM, and TNMP, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are accessible free of charge on the PNMR website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. These reports are also available in print upon request from PNMR free of charge.

Also available on the Company’s website at www.pnmresources.com/corporate-governance.aspx and in print upon request from any shareholder are our:

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
Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 7, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2015 and the year ended December 31, 2014, the Company had no commodity derivative instruments designated as cash flow hedging instruments.
Commodity contracts, other than those that do not meet the definition of a derivative under GAAP, and those derivatives designated as normal purchases and normal sales, are recorded at fair value on the Condensed Consolidated Balance Sheets. The following table details the changes in PNMR’s net asset or liability balance sheet position for mark-to-market energy transactions.

	Three Months Ended
	March 31,
	2015	2014
Economic Hedges	(In thousands)
Sources of fair value gain (loss):
Net fair value at beginning of period	$9,546	$3,273
Amount realized on contracts delivered during period	(1,197)	1,201
Changes in fair value	(522)	(3,962)
Net mark-to-market change recorded in earnings	(1,719)	(2,761)
Net change recorded as regulatory assets and liabilities	3	(388)
Net fair value at end of period	$7,830	$124
The following table provides the maturity of PNMR's net assets (liabilities), giving an indication of when these mark-to-market amounts will settle and generate (use) cash.

Fair Value of Mark-to-Market Instruments at March 31, 2015

	Settlement Dates
	2015	2016
	(In thousands)
Economic hedges
Prices actively quoted	$—	$—
Prices provided by other external sources	8,107	(277)
Prices based on models and other valuations	—	—
Total	$8,107	$(277)

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
PNM measures VaR for the positions in its wholesale portfolio (not covered by the FPPAC). For the three months ended March 31, 2015, the high, low, and average VaR amounts were $2.6 million, $1.2 million, and $1.9 million. For the year ended December 31, 2014, the high, low, and average VaR amounts were $2.1 million, $0.6 million, and $0.9 million. At March 31, 2015 and December 31, 2014, the VaR amounts for the PNM wholesale portfolio were $1.4 million and $1.3 million.
The VaR limits, which were not exceeded during the three months ended March 31, 2015 or the year ended December 31, 2014, represent an estimate of the potential gains or losses that could be recognized on the Company’s portfolios, subject to market risk, given current volatility in the market, and are not necessarily indicative of actual results that may occur, since actual future gains and losses will differ from those estimated. Actual gains and losses may differ due to actual fluctuations in market prices, operating exposures, and the timing thereof, as well as changes to the underlying portfolios during the year.

Credit Risk

The Company is exposed to credit risk from its retail and wholesale customers, as well as the counterparties to derivative instruments. The Company conducts counterparty risk analysis across business segments and uses a credit management process to assess the financial conditions of counterparties. The following table provides information related to PNMR’s credit exposure by the credit worthiness (credit rating) and concentration of credit risk for counterparties to derivative transactions. All credit exposures at March 31, 2015 will mature in less than two years.

Schedule of Credit Risk Exposure
March 31, 2015

Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$3,764	1	$3,452
Non-investment grade	—	—	—
Internal ratings:
Investment grade	297	—	—
Non-investment grade	502	1	490
Total	$4,563		$3,942

(1)
The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)
The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than firm-requirements wholesale customers), forward sales, and short-term sales. The exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At March 31, 2015, PNMR held $0.2 million of cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of March 31, 2015 was $5.8 million, which is due from a firm-requirements wholesale customer.

The PVNGS lessor notes are not exposed to credit risk, since the notes are repaid as PNM makes payments on the underlying leases. Other investments have no significant counterparty credit risk.

Interest Rate Risk

The majority of the Company’s long-term debt is fixed-rate debt and does not expose earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of PNMR’s consolidated long-term debt instruments would increase by 1.7%, or $39.5 million, if interest rates were to decline by 50 basis points from their levels at March 31, 2015. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity. At April 24, 2015, PNMR, PNM, and TNMP had no short term debt outstanding under their revolving credit facilities, which allow for a maximum aggregate borrowing capacity of $300.0 million for PNMR, $400.0 million for PNM, and $75.0 million for TNMP. PNM had no borrowings under its $50.0 million PNM New Mexico Credit Facility at April 24, 2015. The revolving credit facilities, the PNM New Mexico Credit Facility, the $175.0 million PNM 2014 Term Loan Agreement, the $125.0 million PNM Multi-draw Term Loan, the $100.0 million PNMR Term Loan Agreement, and the $150.0 million PNMR 2015 Term Loan Agreement bear interest at variable rates, which averaged 1.13% for the PNM 2014 Term Loan Agreement, 0.77% for the PNM Multi-draw Term Loan,1.04% for the PNMR Term Loan Agreement, and 1.19% for the PNMR 2015 Term Loan Agreement on April 24, 2015, and the Company is exposed to interest rate risk to the extent of future increases in variable interest rates.

The investments held by PNM in trusts for decommissioning and reclamation had an estimated fair value of $257.5 million at March 31, 2015, of which 43.0% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 50 basis points from their levels at March 31, 2015, the decrease in the fair value of the fixed-rate securities would be 3.4%, or $3.8 million.

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

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation include certain equity securities at March 31, 2015. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 55.0% of the securities held by various trusts as of March 31, 2015. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $14.2 million.

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

Changes in internal controls

There have been no changes in each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Notes 11 and 12 for information related to the following matters, for PNMR, PNM, and TNMP, incorporated in this item by reference.
Note 11

•	The Clean Air Act – Regional Haze – SJGS

•	The Clean Air Act – Regional Haze – Four Corners

•	The Clean Air Act – Citizen Suit Under the Clean Air Act

•	The Clean Air Act – Four Corners Clean Air Act Lawsuit

•	Four Corners Coal Mine

•	WEG v. OSM NEPA Lawsuit

•	Navajo Nation Environmental Issues

•	Santa Fe Generating Station

•	Continuous Highwall Mining Royalty Rate

•	Four Corners Severance Tax Assessment

•	PVNGS Water Supply Litigation

•	San Juan River Adjudication

•	Rights-of-Way Matter

•	Complaint Against Southwestern Public Service Company

•	Navajo Nation Allottee Matters
Note 12

•	PNM – 2014 Electric Rate Case

•	PNM – Renewable Portfolio Standard

•	PNM – Renewable Energy Rider

•	PNM – Energy Efficiency and Load Management

•	PNM – Integrated Resource Plan

•	PNM – San Juan Generating Station Units 2 and 3 Retirement

•	PNM – Formula Transmission Rate Case

•	PNM – Firm-Requirements Wholesale Customers - Navopache Electric Cooperative, Inc.

•	TNMP – Advanced Meter System Deployment

See also Climate Change Issues under Other Issues Facing the Company in MD&A. The third paragraph under State and Regional Activity is incorporated in this item by reference.

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in PNMR’s, PNM’s, and TNMP’s Annual Reports on Form 10-K for the year ended December 31, 2014.

ITEM 6. EXHIBITS

3.1	PNMR	Articles of Incorporation of PNMR, as amended to date (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed November 21, 2008)

3.2	PNM	Restated Articles of Incorporation of PNM, as amended through May 31, 2002 (incorporated by reference to Exhibit 3.1.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

3.3	TNMP	Articles of Incorporation of TNMP, as amended through July 7, 2005 (incorporated by reference to Exhibit 3.1.2 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

3.4	PNMR	Bylaws of PNMR, with all amendments to and including February 26, 2015 (incorporated by reference to Exhibit 3.4 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2014)

3.5	PNM	Bylaws of PNM, with all amendments to and including May 31, 2002 (incorporated by reference to Exhibit 3.1.2 to PNM’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002)

3.6	TNMP	Bylaws of TNMP, with all amendments to and including June 18, 2013 (incorporated by reference to Exhibit 3.6 to TNMP’s Current Report on Form 8-K filed June 20, 2013)

10.1	PNMR	PNM Resources, Inc. 2015 Officer Incentive Plan dated March 20, 2015

10.2	PNMR	PNM Resources, Inc. 2015 Long-Term Incentive Plan dated March 20, 2015

10.3	PNMR	Employee Retention Agreement executed March 4, 2015 between PNM Resources, Inc. and Patricia K. Collawn

12.1	PNMR	Ratio of Earnings to Fixed Charges

12.2	PNM	Ratio of Earnings to Fixed Charges

12.3	TNMP	Ratio of Earnings to Fixed Charges

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNM	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	TNMP	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	PNMR, PNM, and TNMP	XBRL Instance Document

101.SCH	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Schema Document

101.CAL	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	May 1, 2015	/s/ Joseph D. Tarry
Joseph D. Tarry
Vice President and Corporate Controller
(Officer duly authorized to sign this report)