Form 10-Q
period 2015-06-30
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2015-07-31
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 24, 2015, 79,653,624 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM outstanding as of July 24, 2015 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP outstanding as of July 24, 2015 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
ABCWUA	Albuquerque-Bernalillo County Water Utility Authority
Afton	Afton Generating Station
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ASU	Accounting Standards Update
BACT	Best Available Control Technology
BART	Best Available Retrofit Technology
BDT	Balanced Draft Technology
BHP	BHP Billiton, Ltd, the parent of SJCC
Board	Board of Directors of PNMR
BTU	British Thermal Unit
CAA	Clean Air Act
CCB	Coal Combustion Byproducts
CCN	Certificate of Convenience and Necessity
CO2	Carbon Dioxide
COFA	Capacity Option and Funding Agreement
CSA	Coal Supply Agreement
CTC	Competition Transition Charge
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
Delta	Delta-Person Generating Station, now known as Rio Bravo
DOE	United States Department of Energy
DOI	United States Department of Interior
EGU	Electric Generating Unit
EIB	New Mexico Environmental Improvement Board
EIP	Eastern Interconnection Project
EIS	Environmental Impact Statement
EPA	United States Environmental Protection Agency
EPE	El Paso Electric
ERCOT	Electric Reliability Council of Texas
ESA	Endangered Species Act
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
Four Corners	Four Corners Power Plant
FPPAC	Fuel and Purchased Power Adjustment Clause
FTY	Future Test Year
GAAP	Generally Accepted Accounting Principles in the United States of America
Gallup	City of Gallup, New Mexico
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
IBEW	International Brotherhood of Electrical Workers
IRP	Integrated Resource Plan
IRS	Internal Revenue Service

ISFSI	Independent Spent Fuel Storage Installation
KW	Kilowatt
KWh	Kilowatt Hour
Lightning Dock Geothermal	Lightning Dock geothermal power facility, also known as the Dale Burgett Geothermal Plant
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBTU	Million BTUs
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, Navajo Nation Safe Drinking Water Act, and Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
NEC	Navopache Electric Cooperative, Inc.
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
New Mexico Wind	New Mexico Wind Energy Center
NMAG	New Mexico Attorney General
NMED	New Mexico Environment Department
NMIEC	New Mexico Industrial Energy Consumers Inc.
NMPRC	New Mexico Public Regulation Commission
NOx	Nitrogen Oxides
NOPR	Notice of Proposed Rulemaking
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
OCI	Other Comprehensive Income
OPEB	Other Post Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
PCRBs	Pollution Control Revenue Bonds
PNM	Public Service Company of New Mexico and Subsidiaries
PNM 2013 Term Loan Agreement	PNM’s $75.0 Million Unsecured Term Loan
PNM 2014 Term Loan Agreement	PNM’s $175.0 Million Unsecured Term Loan
PNM Multi-draw Term Loan	PNM’s $125.0 Million Unsecured Multi-draw Term Loan Facility
PNM New Mexico Credit Facility	PNM’s $50.0 Million Unsecured Revolving Credit Facility
PNM Revolving Credit Facility	PNM’s $400.0 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR 2015 Term Loan Agreement	PNMR’s $150.0 Million Unsecured Term Loan
PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of PNMR
PNMR Revolving Credit Facility	PNMR’s $300.0 Million Unsecured Revolving Credit Facility
PNMR Term Loan Agreement	PNMR’s $100.0 Million Unsecured Term Loan

PPA	Power Purchase Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
RA	San Juan Project Restructuring Agreement
RCRA	Resource Conservation and Recovery Act
RCT	Reasonable Cost Threshold
REA	New Mexico’s Renewable Energy Act of 2004
REC	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
Rio Bravo	Rio Bravo Generating Station, formerly known as Delta
RMC	Risk Management Committee
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
RSIP	Revised State Implementation Plan
S&P	Standard and Poor’s Ratings Services
SCE	Southern California Edison Company
SCPPA	Southern California Public Power Authority
SCR	Selective Catalytic Reduction
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SJPPA	San Juan Project Participation Agreement
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
SPS	Southwestern Public Service Company
TECA	Texas Electric Choice Act
Tenth Circuit	United States Court of Appeals for the Tenth Circuit
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2011 Term Loan Agreement	TNMP’s $50.0 Million Secured Term Loan
TNMP Revolving Credit Facility	TNMP’s $75.0 Million Secured Revolving Credit Facility
TNP	TNP Enterprises, Inc. and Subsidiaries
Tucson	Tucson Electric Power Company
UG-CSA	Underground Coal Sales Agreement
Valencia	Valencia Energy Facility
VaR	Value at Risk
WACC	Weighted Average Cost of Capital
WEG	WildEarth Guardians

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Electric Operating Revenues	$352,887	$346,160	$685,755	$675,057
Operating Expenses:
Cost of energy	114,038	109,419	229,683	222,033
Administrative and general	39,928	45,235	83,787	89,093
Energy production costs	44,790	45,846	87,459	93,134
Regulatory disallowances	1,529	—	1,744	—
Depreciation and amortization	46,049	42,163	91,510	84,130
Transmission and distribution costs	16,868	16,068	33,354	32,974
Taxes other than income taxes	17,271	16,133	36,234	33,644
Total operating expenses	280,473	274,864	563,771	555,008
Operating income	72,414	71,296	121,984	120,049
Other Income and Deductions:
Interest income	1,941	2,040	3,691	4,158
Gains on available-for-sale securities	5,556	4,699	9,580	7,272
Other income	5,717	3,180	10,679	4,754
Other (deductions)	(3,707)	(2,169)	(7,370)	(5,102)
Net other income and deductions	9,507	7,750	16,580	11,082
Interest Charges	28,913	29,972	59,186	59,506
Earnings before Income Taxes	53,008	49,074	79,378	71,625
Income Taxes	17,353	15,893	25,870	22,313
Net Earnings	35,655	33,181	53,508	49,312
(Earnings) Attributable to Valencia Non-controlling Interest	(3,850)	(3,908)	(7,231)	(7,439)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(264)	(264)
Net Earnings Attributable to PNMR	$31,673	$29,141	$46,013	$41,609
Net Earnings Attributable to PNMR per Common Share:
Basic	$0.40	$0.37	$0.58	$0.52
Diluted	$0.40	$0.36	$0.57	$0.52
Dividends Declared per Common Share	$0.200	$0.185	$0.400	$0.370

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net Earnings	$35,655	$33,181	$53,508	$49,312
Other Comprehensive Income (Loss):
Unrealized Gain on Available-for-Sale Securities:
Unrealized holding gains (losses) arising during the period, net of income tax (expense) benefit of $266, $(2,602), $(2,413) and $(3,809)	(413)	3,999	3,744	6,046
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $3,278, $2,210, $4,913 and $3,488	(5,087)	(3,397)	(7,624)	(5,369)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience (gain) loss recognized as net periodic benefit cost, net of income tax expense (benefit) of $(583), $(508), $(1,166) and $(1,016)	905	780	1,810	1,560
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $0, $0, $0 and $53	—	—	—	(100)
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $0, $(42), $0 and $(61)	—	79	—	115
Total Other Comprehensive Income (Loss)	(4,595)	1,461	(2,070)	2,252
Comprehensive Income	31,060	34,642	51,438	51,564
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,850)	(3,908)	(7,231)	(7,439)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(264)	(264)
Comprehensive Income Attributable to PNMR	$27,078	$30,602	$43,943	$43,861

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$53,508	$49,312
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	108,891	103,436
Deferred income tax expense	26,675	24,252
Net unrealized (gains) losses on commodity derivatives	6,127	3,187
Realized (gains) on available-for-sale securities	(9,580)	(7,272)
Stock based compensation expense	2,761	3,399
Regulatory disallowances	1,744	—
Other, net	(1,926)	38
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(20,899)	(17,543)
Materials, supplies, and fuel stock	(8,285)	6,346
Other current assets	16,342	(20,688)
Other assets	8,062	18,237
Accounts payable	(20,777)	(29,384)
Accrued interest and taxes	(4,380)	(2,830)
Other current liabilities	(10,195)	(3,341)
Other liabilities	(38,394)	(3,343)
Net cash flows from operating activities	109,674	123,806

Cash Flows From Investing Activities:
Additions to utility and non-utility plant	(232,964)	(160,893)
Proceeds from sales of available-for-sale securities	94,522	53,119
Purchases of available-for-sale securities	(94,905)	(54,338)
Return of principal on PVNGS lessor notes	14,188	10,231
Other, net	2,694	750
Net cash flows from investing activities	(216,465)	(151,131)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	82,000	(44,200)
Long-term borrowings	214,300	255,000
Repayment of long-term debt	(158,066)	(125,000)
Proceeds from stock option exercise	7,347	4,446
Awards of common stock	(18,814)	(13,939)
Dividends paid	(32,125)	(29,732)
Valencia’s transactions with its owner	(7,614)	(8,189)
Other, net	(2,107)	(1,482)
Net cash flows from financing activities	84,921	36,904

Change in Cash and Cash Equivalents	(21,870)	9,579
Cash and Cash Equivalents at Beginning of Period	28,274	2,533
Cash and Cash Equivalents at End of Period	$6,404	$12,112

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$56,309	$54,712
Income taxes paid (refunded), net	$(1,231)	$(2,534)

Supplemental schedule of noncash investing and financing activities:
Changes in accrued plant additions	$(743)	$(7,909)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$6,404	$28,274
Accounts receivable, net of allowance for uncollectible accounts of $1,363 and $1,466	94,703	87,038
Unbilled revenues	75,527	63,719
Other receivables	30,027	39,857
Materials, supplies, and fuel stock	71,913	63,628
Regulatory assets	23,142	47,855
Commodity derivative instruments	4,550	11,232
Income taxes receivable	5,934	6,360
Current portion of accumulated deferred income taxes	26,383	26,383
Other current assets	71,482	58,471
Total current assets	410,065	432,817
Other Property and Investments:
Investment in PVNGS lessor notes	—	9,538
Available-for-sale securities	253,550	250,145
Other investments	507	1,762
Non-utility property	3,404	3,406
Total other property and investments	257,461	264,851
Utility Plant:
Plant in service and plant held for future use	6,085,078	5,941,581
Less accumulated depreciation and amortization	2,017,711	1,939,760
	4,067,367	4,001,821
Construction work in progress	261,049	190,389
Nuclear fuel, net of accumulated amortization of $45,138 and $44,507	81,275	77,796
Net utility plant	4,409,691	4,270,006
Deferred Charges and Other Assets:
Regulatory assets	474,426	491,007
Goodwill	278,297	278,297
Other deferred charges	97,078	92,347
Total deferred charges and other assets	849,801	861,651
	$5,927,018	$5,829,325

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$187,600	$105,600
Current installments of long-term debt	300,000	333,066
Accounts payable	88,509	110,029
Customer deposits	12,711	12,555
Accrued interest and taxes	49,452	53,863
Regulatory liabilities	2,202	1,703
Commodity derivative instruments	1,153	1,209
Dividends declared	132	16,063
Other current liabilities	59,345	70,194
Total current liabilities	701,104	704,282
Long-term Debt	1,731,158	1,642,024
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	918,519	891,111
Regulatory liabilities	470,558	466,143
Asset retirement obligations	108,406	104,170
Accrued pension liability and postretirement benefit cost	70,583	110,738
Commodity derivative instruments	—	477
Other deferred credits	101,282	103,759
Total deferred credits and other liabilities	1,669,348	1,676,398
Total liabilities	4,101,610	4,022,704
Commitments and Contingencies (See Note 11)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders’ equity:
Common stock outstanding (no par value; 120,000,000 shares authorized; issued and outstanding 79,653,624 shares)	1,165,003	1,173,845
Accumulated other comprehensive income (loss), net of income taxes	(63,825)	(61,755)
Retained earnings	639,538	609,456
Total PNMR common stockholders’ equity	1,740,716	1,721,546
Non-controlling interest in Valencia	73,163	73,546
Total equity	1,813,879	1,795,092
	$5,927,018	$5,829,325

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNMR				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total PNMR Common Stockholder’s Equity		Total Equity
	(In thousands)
Balance at December 31, 2014	$1,173,845	$(61,755)	$609,456	$1,721,546	$73,546	$1,795,092
Proceeds from stock option exercise	7,347	—	—	7,347	—	7,347
Awards of common stock	(18,814)	—	—	(18,814)	—	(18,814)
Excess tax (shortfall) from stock-based payment arrangements	(136)	—	—	(136)	—	(136)
Stock based compensation expense	2,761	—	—	2,761	—	2,761
Valencia’s transactions with its owner	—	—	—	—	(7,614)	(7,614)
Net earnings before subsidiary preferred stock dividends	—	—	46,277	46,277	7,231	53,508
Subsidiary preferred stock dividends	—	—	(264)	(264)	—	(264)
Total other comprehensive income	—	(2,070)	—	(2,070)	—	(2,070)
Dividends declared on common stock	—	—	(15,931)	(15,931)	—	(15,931)
Balance at June 30, 2015	$1,165,003	$(63,825)	$639,538	$1,740,716	$73,163	$1,813,879

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Electric Operating Revenues	$275,450	$275,704	$537,390	$538,441
Operating Expenses:
Cost of energy	95,728	92,642	193,594	189,268
Administrative and general	36,956	40,603	76,524	79,213
Energy production costs	44,790	45,846	87,459	93,134
Regulatory disallowances	1,529	—	1,744	—
Depreciation and amortization	29,002	27,023	57,405	54,105
Transmission and distribution costs	10,272	10,183	21,040	21,510
Taxes other than income taxes	9,994	9,601	20,790	20,100
Total operating expenses	228,271	225,898	458,556	457,330
Operating income	47,179	49,806	78,834	81,111
Other Income and Deductions:
Interest income	1,946	2,065	3,717	4,193
Gains on available-for-sale securities	5,556	4,699	9,580	7,272
Other income	4,901	2,443	8,292	3,555
Other (deductions)	(3,011)	(1,630)	(4,615)	(3,647)
Net other income and deductions	9,392	7,577	16,974	11,373
Interest Charges	19,681	20,023	39,640	39,835
Earnings before Income Taxes	36,890	37,360	56,168	52,649
Income Taxes	11,527	13,106	17,302	17,189
Net Earnings	25,363	24,254	38,866	35,460
(Earnings) Attributable to Valencia Non-controlling Interest	(3,850)	(3,908)	(7,231)	(7,439)
Net Earnings Attributable to PNM	21,513	20,346	31,635	28,021
Preferred Stock Dividends Requirements	(132)	(132)	(264)	(264)
Net Earnings Available for PNM Common Stock	$21,381	$20,214	$31,371	$27,757

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net Earnings	$25,363	$24,254	$38,866	$35,460
Other Comprehensive Income (Loss):
Unrealized Gain on Available-for-Sale Securities:
Unrealized holding gains (losses) arising during the period, net of income tax (expense) benefit of $266, $(2,602), $(2,413) and $(3,809)	(413)	3,999	3,744	6,046
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $3,278, $2,210, $4,913 and $3,488	(5,087)	(3,397)	(7,624)	(5,369)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience (gain) loss recognized as net periodic benefit cost, net of income tax expense (benefit) of $(583), $(508), $(1,166) and $(1,016)	905	780	1,810	1,560
Total Other Comprehensive Income (Loss)	(4,595)	1,382	(2,070)	2,237
Comprehensive Income	20,768	25,636	36,796	37,697
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,850)	(3,908)	(7,231)	(7,439)
Comprehensive Income Attributable to PNM	$16,918	$21,728	$29,565	$30,258

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$38,866	$35,460
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	73,701	71,327
Deferred income tax expense	18,464	19,716
Net unrealized (gains) losses on commodity derivatives	6,127	3,187
Realized (gains) on available-for-sale securities	(9,580)	(7,272)
Regulatory disallowances	1,744	—
Other, net	(2,958)	193
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(15,283)	(13,885)
Materials, supplies, and fuel stock	(7,860)	6,447
Other current assets	15,882	(22,588)
Other assets	7,568	18,790
Accounts payable	(21,315)	(26,737)
Accrued interest and taxes	412	(1,575)
Other current liabilities	(3,259)	3,943
Other liabilities	(34,729)	(3,193)
Net cash flows from operating activities	67,780	83,813

Cash Flows From Investing Activities:
Utility plant additions	(172,937)	(92,567)
Proceeds from sales of available-for-sale securities	94,522	53,119
Purchases of available-for-sale securities	(94,905)	(54,338)
Return of principal on PVNGS lessor notes	14,188	10,231
Other, net	2,859	(70)
Net cash flows from investing activities	(156,273)	(83,625)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	51,100	(49,200)
Short-term borrowings (repayments), affiliate, net	—	(32,500)
Long-term borrowings	64,300	175,000
Repayment of long-term debt	(39,300)	(75,000)
Valencia’s transactions with its owner	(7,614)	(8,189)
Dividends paid	(264)	(264)
Other, net	(1,659)	(700)
Net cash flows from financing activities	66,563	9,147

Change in Cash and Cash Equivalents	(21,930)	9,335
Cash and Cash Equivalents at Beginning of Period	25,480	21
Cash and Cash Equivalents at End of Period	$3,550	$9,356

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$36,977	$36,601
Income taxes paid (refunded), net	$(1,450)	$(215)

Supplemental schedule of noncash investing activities:
Changes in accrued plant additions	$2,813	$(5,595)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$3,550	$25,480
Accounts receivable, net of allowance for uncollectible accounts of $1,363 and $1,466	70,342	67,622
Unbilled revenues	65,277	54,140
Other receivables	29,751	37,622
Affiliate receivables	10,746	8,853
Materials, supplies, and fuel stock	68,719	60,859
Regulatory assets	17,699	43,980
Commodity derivative instruments	4,550	11,232
Income taxes receivable	5,816	6,105
Current portion of accumulated deferred income taxes	12,418	12,418
Other current assets	64,082	53,095
Total current assets	352,950	381,406
Other Property and Investments:
Investment in PVNGS lessor notes	—	9,538
Available-for-sale securities	253,550	250,145
Other investments	265	397
Non-utility property	96	96
Total other property and investments	253,911	260,176
Utility Plant:
Plant in service and plant held for future use	4,698,267	4,581,066
Less accumulated depreciation and amortization	1,542,034	1,486,406
	3,156,233	3,094,660
Construction work in progress	217,860	169,673
Nuclear fuel, net of accumulated amortization of $45,138 and $44,507	81,275	77,796
Net utility plant	3,455,368	3,342,129
Deferred Charges and Other Assets:
Regulatory assets	344,472	357,045
Goodwill	51,632	51,632
Other deferred charges	85,946	81,264
Total deferred charges and other assets	482,050	489,941
	$4,544,279	$4,473,652

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$51,100	$—
Current installments of long-term debt	300,000	214,300
Accounts payable	67,553	86,055
Affiliate payables	20,991	18,232
Customer deposits	12,711	12,555
Accrued interest and taxes	29,817	29,298
Regulatory liabilities	2,202	1,703
Commodity derivative instruments	1,153	1,209
Dividends declared	20,132	132
Other current liabilities	45,276	52,053
Total current liabilities	550,935	415,537
Long-term Debt	1,215,676	1,276,357
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	734,871	715,814
Regulatory liabilities	431,552	425,481
Asset retirement obligations	107,377	103,182
Accrued pension liability and postretirement benefit cost	63,340	102,850
Commodity derivative instruments	—	477
Other deferred credits	83,679	86,023
Total deferred credits and liabilities	1,420,819	1,433,827
Total liabilities	3,187,430	3,125,721
Commitments and Contingencies (See Note 11)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock outstanding (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,061,776	1,061,776
Accumulated other comprehensive income (loss), net of income taxes	(63,825)	(61,755)
Retained earnings	274,206	262,835
Total PNM common stockholder’s equity	1,272,157	1,262,856
Non-controlling interest in Valencia	73,163	73,546
Total equity	1,345,320	1,336,402
	$4,544,279	$4,473,652

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at December 31, 2014	$1,061,776	$(61,755)	$262,835	$1,262,856	$73,546	$1,336,402
Valencia’s transactions with its owner	—	—	—	—	(7,614)	(7,614)
Net earnings	—	—	31,635	31,635	7,231	38,866
Total other comprehensive income	—	(2,070)	—	(2,070)	—	(2,070)
Dividends declared on preferred stock	—	—	(264)	(264)	—	(264)
Dividends declared on common stock	—	—	(20,000)	(20,000)	—	(20,000)
Balance at June 30, 2015	$1,061,776	$(63,825)	$274,206	$1,272,157	$73,163	$1,345,320

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Electric Operating Revenues	$77,437	$70,456	$148,365	$136,616
Operating Expenses:
Cost of energy	18,310	16,777	36,089	32,765
Administrative and general	8,042	8,768	17,875	18,609
Depreciation and amortization	13,591	12,003	27,049	23,844
Transmission and distribution costs	6,596	5,885	12,314	11,464
Taxes other than income taxes	6,169	5,758	12,378	11,408
Total operating expenses	52,708	49,191	105,705	98,090
Operating income	24,729	21,265	42,660	38,526
Other Income and Deductions:
Other income	792	586	2,332	1,006
Other (deductions)	1	(72)	(248)	(304)
Net other income and deductions	793	514	2,084	702
Interest Charges	6,856	6,655	13,781	13,252
Earnings before Income Taxes	18,666	15,124	30,963	25,976
Income Taxes	6,801	5,590	11,404	9,640
Net Earnings	$11,865	$9,534	$19,559	$16,336

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net Earnings	$11,865	$9,534	$19,559	$16,336
Other Comprehensive Income:
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $0, $0, $0 and $53	—	—	—	(100)
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $0, $(42), $0 and $(61)	—	79	—	115
Total Other Comprehensive Income	—	79	—	15
Comprehensive Income	$11,865	$9,613	$19,559	$16,351

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$19,559	$16,336
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	27,839	25,728
Deferred income tax expense	6,175	6,162
Other, net	(90)	(38)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(5,616)	(3,658)
Materials and supplies	(425)	(101)
Other current assets	(1,264)	(803)
Other assets	68	(273)
Accounts payable	385	1,381
Accrued interest and taxes	(173)	(726)
Other current liabilities	2,530	2,167
Other liabilities	(4,132)	365
Net cash flows from operating activities	44,856	46,540
Cash Flows From Investing Activities:
Utility plant additions	(50,256)	(64,502)
Net cash flows from investing activities	(50,256)	(64,502)
Cash Flow From Financing Activities:
Short-term borrowings (repayments), net	24,000	—
Short-term borrowings (repayments) – affiliate, net	(18,600)	(4,200)
Long-term borrowings	—	80,000
Repayment of long-term debt	—	(50,000)
Dividends paid	—	(6,803)
Other, net	—	(783)
Net cash flows from financing activities	5,400	18,214

Change in Cash and Cash Equivalents	—	252
Cash and Cash Equivalents at Beginning of Period	1	1
Cash and Cash Equivalents at End of Period	$1	$253

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$12,990	$11,847
Income taxes paid (refunded), net	$950	$(304)

Supplemental schedule of noncash investing and financing activities:
Changes in accrued plant additions	$(2,311)	$1,038

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1	$1
Accounts receivable	24,361	19,416
Unbilled revenues	10,250	9,579
Other receivables	712	2,063
Materials and supplies	3,194	2,769
Regulatory assets	5,443	3,875
Current portion of accumulated deferred income taxes	6,398	6,398
Other current assets	2,117	938
Total current assets	52,476	45,039
Other Property and Investments:
Other investments	242	242
Non-utility property	2,240	2,240
Total other property and investments	2,482	2,482
Utility Plant:
Plant in service and plant held for future use	1,207,232	1,182,112
Less accumulated depreciation and amortization	391,169	375,407
	816,063	806,705
Construction work in progress	32,149	16,538
Net utility plant	848,212	823,243
Deferred Charges and Other Assets:
Regulatory assets	129,954	133,962
Goodwill	226,665	226,665
Other deferred charges	9,073	8,850
Total deferred charges and other assets	365,692	369,477
	$1,268,862	$1,240,241

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$29,000	$5,000
Short-term debt – affiliate	4,100	22,700
Accounts payable	12,277	14,203
Affiliate payables	4,123	2,469
Accrued interest and taxes	28,401	28,574
Dividends declared	7,694	—
Other current liabilities	3,116	2,271
Total current liabilities	88,711	75,217
Long-term Debt	365,482	365,667
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	224,260	217,945
Regulatory liabilities	39,006	40,662
Asset retirement obligations	884	848
Accrued pension liability and postretirement benefit cost	7,243	7,888
Other deferred credits	6,746	7,349
Total deferred credits and other liabilities	278,139	274,692
Total liabilities	732,332	715,576
Commitments and Contingencies (See Note 11)
Common Stockholder’s Equity:
Common stock outstanding ($10 par value; 12,000,000 shares authorized;
issued and outstanding 6,358 shares)	64	64
Paid-in-capital	404,166	404,166
Retained earnings	132,300	120,435
Total common stockholder’s equity	536,530	524,665
	$1,268,862	$1,240,241

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at December 31, 2014	$64	$404,166	$120,435	$524,665
Net earnings	—	—	19,559	19,559
Dividends declared on common stock	—	—	(7,694)	(7,694)
Balance at June 30, 2015	$64	$404,166	$132,300	$536,530

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at June 30, 2015 and December 31, 2014 and the consolidated results of operations and comprehensive income for the three and six months ended June 30, 2015 and 2014, and the consolidated cash flows for the six months ended June 30, 2015 and 2014. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

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

Dividends on Common Stock

Dividends on PNMR’s common stock are declared by its Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. This has historically resulted in dividends considered to be attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year. The Board declared dividends on common stock considered to be for the second quarter of $0.200 per share in July 2015 and $0.185 in July

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2014, which are reflected as being in the second quarter within “Dividends Declared per Common Share” on the PNMR Condensed Consolidated Statements of Earnings.

PNM and TNMP declared cash dividends on common stock to PNMR of $20.0 million and $7.7 million in June 2015 that were paid on July 1, 2015. PNM declared no dividends on its common stock in the six months ended June 30, 2014. TNMP declared and paid cash dividends of $6.8 million in the six months ended June 30, 2014.

New Accounting Pronouncements

Information concerning recently issued accounting pronouncements that have not been adopted by the Company is presented below.

Accounting Standards Update 2014-09 – Revenue from Contracts with Customers (Topic 606)

On May 28, 2014, the FASB issued ASU No. 2014-09. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard was to be effective for the Company beginning on January 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. On July 9, 2015, the FASB approved a one-year deferral in the effective date of ASU 2014-09, with early adoption as of the original effective date permitted. The Company is analyzing the impacts this new standard will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Accounting Standards Update 2014-15 – Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

On August 27, 2014, the FASB issued ASU No. 2014-15, which requires management to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern in connection with the preparation of financial statements for each annual and interim reporting period. Disclosure requirements associated with management’s evaluation are also outlined in the new guidance. The new standard is effective for the Company for reporting periods ending after December 15, 2016, with early adoption permitted. The Company is analyzing the impacts of this new standard.

Accounting Standards Update 2015-03 - Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs

On April 7, 2015, the FASB issued ASU No. 2015-03, which requires that issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of the carrying amount of that debt and not as an asset. The ASU is effective for the Company for reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the impacts of the ASU. Currently, unamortized debt issuance costs that would be reclassified are included in other deferred charges on the Condensed Consolidated Balance Sheets and, at June 30, 2015, amounted to $11.8 million for PNMR, $7.5 million for PNM, and $4.2 million for TNMP.

Accounting Standards Update 2015-07 - Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)

On May 1, 2015, the FASB issued ASU No. 2015-07, which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The new standard is effective for reporting periods beginning after December 31, 2016, with early adoption permitted. Once adopted, the update is required to be applied on a retrospective basis for all periods presented. The Company is in the process of analyzing this new standard; however, it is not expected to have a material impact on the financial statements other than the disclosure and presentation of certain investments of the Company’s employee benefit plans that are measured using the net asset value practical expedient.

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

In accordance with GAAP, dual presentation of basic and diluted earnings per share is presented in the Condensed Consolidated Statements of Earnings of PNMR. Information regarding the computation of earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Net Earnings Attributable to PNMR	$31,673	$29,141	$46,013	$41,609
Average Number of Common Shares:
Outstanding during period	79,654	79,654	79,654	79,654
Vested awards of restricted stock	99	110	105	146
Average Shares – Basic	79,753	79,764	79,759	79,800
Dilutive Effect of Common Stock Equivalents (1):
Stock options and restricted stock	380	464	384	508
Average Shares – Diluted	80,133	80,228	80,143	80,308
Net Earnings Per Share of Common Stock:
Basic	$0.40	$0.37	$0.58	$0.52
Diluted	$0.40	$0.36	$0.57	$0.52

(1)	Excludes the effect of out-of-the-money options for 245,950 shares of common stock at June 30, 2015.

(3)	Segment Information

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR SEGMENT INFORMATION

	PNM	TNMP	Corporate and Other	Consolidated
	(In thousands)
Three Months Ended June 30, 2015
Electric operating revenues	$275,450	$77,437	$—	$352,887
Cost of energy	95,728	18,310	—	114,038
Margin	179,722	59,127	—	238,849
Other operating expenses	103,541	20,807	(3,962)	120,386
Depreciation and amortization	29,002	13,591	3,456	46,049
Operating income (loss)	47,179	24,729	506	72,414
Interest income	1,946	—	(5)	1,941
Other income (deductions)	7,446	793	(673)	7,566
Net interest charges	(19,681)	(6,856)	(2,376)	(28,913)
Segment earnings (loss) before income taxes	36,890	18,666	(2,548)	53,008
Income taxes (benefit)	11,527	6,801	(975)	17,353
Segment earnings (loss)	25,363	11,865	(1,573)	35,655
Valencia non-controlling interest	(3,850)	—	—	(3,850)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$21,381	$11,865	$(1,573)	$31,673

Six Months Ended June 30, 2015
Electric operating revenues	$537,390	$148,365	$—	$685,755
Cost of energy	193,594	36,089	—	229,683
Margin	343,796	112,276	—	456,072
Other operating expenses	207,557	42,567	(7,546)	242,578
Depreciation and amortization	57,405	27,049	7,056	91,510
Operating income	78,834	42,660	490	121,984
Interest income	3,717	—	(26)	3,691
Other income (deductions)	13,257	2,084	(2,452)	12,889
Net interest charges	(39,640)	(13,781)	(5,765)	(59,186)
Segment earnings (loss) before income taxes	56,168	30,963	(7,753)	79,378
Income taxes (benefit)	17,302	11,404	(2,836)	25,870
Segment earnings (loss)	38,866	19,559	(4,917)	53,508
Valencia non-controlling interest	(7,231)	—	—	(7,231)
Subsidiary preferred stock dividends	(264)	—	—	(264)
Segment earnings (loss) attributable to PNMR	$31,371	$19,559	$(4,917)	$46,013

At June 30, 2015:
Total Assets	$4,544,279	$1,268,862	$113,877	$5,927,018
Goodwill	$51,632	$226,665	$—	$278,297

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)	Accumulated Other Comprehensive Income (Loss)

Information regarding accumulated other comprehensive income (loss) for the six months ended June 30, 2015 and 2014 is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			TNMP	PNMR
	Unrealized			Fair Value
	Gain on	Pension		Adjustment
	Available-for-	Liability		for Cash Flow
	Sale Securities	Adjustment	Total	Hedges	Total
	(In thousands)
Balance at December 31, 2014	$28,008	$(89,763)	$(61,755)	$—	$(61,755)
Amounts reclassified from AOCI (pre-tax)	(12,537)	2,976	(9,561)	—	(9,561)
Income tax impact of amounts reclassified	4,913	(1,166)	3,747	—	3,747
Other OCI changes (pre-tax)	6,157	—	6,157	—	6,157
Income tax impact of other OCI changes	(2,413)	—	(2,413)	—	(2,413)
Net change after income taxes	(3,880)	1,810	(2,070)	—	(2,070)
Balance at June 30, 2015	$24,128	$(87,953)	$(63,825)	$—	$(63,825)

Balance at December 31, 2013	$25,748	$(83,625)	$(57,877)	$(263)	$(58,140)
Amounts reclassified from AOCI (pre-tax)	(8,857)	2,576	(6,281)	176	(6,105)
Income tax impact of amounts reclassified	3,488	(1,016)	2,472	(61)	2,411
Other OCI changes (pre-tax)	9,855	—	9,855	(153)	9,702
Income tax impact of other OCI changes	(3,809)	—	(3,809)	53	(3,756)
Net change after income taxes	677	1,560	2,237	15	2,252
Balance at June 30, 2014	$26,425	$(82,065)	$(55,640)	$(248)	$(55,888)

Pre-tax amounts reclassified from AOCI related to “Unrealized Gain on Available-for-Sale Securities” are included in “Gains on available-for-sale securities” in the Condensed Consolidated Statements of Earnings. Pre-tax amounts reclassified from AOCI related to “Pension Liability Adjustment” are reclassified to “Operating Expenses – Administrative and general” in the Condensed Consolidated Statements of Earnings. For the six months ended June 30, 2015 and 2014, approximately 23.0% and 23.0% of the amount reclassified was capitalized into construction work in process and approximately 2.7% and 2.1% was capitalized into other accounts. Pre-tax amounts reclassified from AOCI related to “Fair Value Adjustment for Cash Flow Hedges” are reclassified to “Interest Charges” in the Condensed Consolidated Statements of Earnings. An insignificant amount was capitalized as AFUDC. The income tax impacts of all amounts reclassified from AOCI are included in “Income Taxes” in the Condensed Consolidated Statements of Earnings.

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

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 158 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third-party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operations and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the three and six months ended June 30, 2015, PNM paid $4.8 million and $9.6 million for fixed charges and $0.5 million and $0.6 million for variable charges. For the three and six months ended June 30, 2014, PNM paid $4.8 million and $9.6 million for fixed charges and $0.5 million and $0.7 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy obligations of Valencia and creditors of Valencia do not have any recourse against PNM’s assets. PNM has concluded that the third party entity that owns Valencia is a variable interest entity and that PNM is the primary beneficiary of the entity under GAAP since PNM has the power to direct the activities that most significantly impact the economic performance of Valencia and will absorb the majority of the variability in the cash flows of the plant. As the primary beneficiary, PNM consolidates the entity in its financial statements. The assets and liabilities of Valencia set forth below are immaterial to PNM and, therefore, not shown separately on the Condensed Consolidated Balance Sheets. The owner’s equity and net income of Valencia are considered attributable to non-controlling interest.

Summarized financial information for Valencia is as follows:

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Operating revenues	$5,251	$5,307	$10,155	$10,238
Operating expenses	(1,401)	(1,399)	(2,924)	(2,799)
Earnings attributable to non-controlling interest	$3,850	$3,908	$7,231	$7,439

Financial Position

	June 30,	December 31,
	2015	2014
	(In thousands)
Current assets	$3,284	$2,513
Net property, plant, and equipment	71,180	72,321
Total assets	74,464	74,834
Current liabilities	1,301	1,288
Owners’ equity – non-controlling interest	$73,163	$73,546

During the term of the PPA, PNM has the option to purchase and own up to 50% of the plant or the variable interest entity. The PPA specifies that the purchase price would be the greater of (i) 50% of book value reduced by related indebtedness or (ii)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

50% of fair market value. On October 8, 2013, PNM notified the owner of Valencia that PNM may exercise the option to purchase 50% of the plant. As provided in the PPA, an appraisal process was initiated since the parties failed to reach agreement on fair market value within 60 days. Under the PPA, results of the appraisal process established the purchase price after which PNM was to determine in its sole discretion whether or not to exercise its option to purchase the 50% interest. The PPA also provides that the purchase price may be adjusted to reflect the period between the determination of the purchase price and the closing. The appraisal process determined the purchase price as of October 8, 2013 to be $85.0 million, prior to any adjustment to reflect the period through the closing date. Approval of the NMPRC and FERC would be required, which could take up to 15 months. On May 30, 2014, after evaluating its alternatives with respect to Valencia, PNM notified the owner of Valencia that PNM intended to purchase 50% of the plant, subject to certain conditions. PNM’s conditions include: agreeing on the purchase price, adjusted to reflect the period between October 8, 2013 and the closing; approval of the NMPRC, including specified ratemaking treatment, and FERC; approval of the Board and PNM’s board of directors; receipt of other necessary approvals and consents; and other customary closing conditions. PNM received a letter dated June 30, 2014 from the owner of Valencia suggesting that the conditions set forth in PNM’s notification raise issues under the PPA. The owner of Valencia subsequently submitted a counter-proposal to PNM in April 2015. PNM is evaluating the terms of the counter-proposal. PNM cannot predict whether or not it will reach agreement with the owner of Valencia, if required regulatory and other approvals will be received, or if the purchase will be completed.

PVNGS Leases

PNM leases interests in Units 1 and 2 of PVNGS under arrangements, which were entered into in 1985 and 1986, that are accounted for as operating leases. PNM is not the legal or tax owner of the leased assets. The leases provided PNM with an option to purchase the leased assets at appraised value at the end of the leases. PNM does not have a fixed price purchase option and does not provide residual value guarantees. The leases also provided PNM with options to renew the leases at fixed rates set forth in the leases for 2 years beyond the termination of the original lease terms. The option periods on certain leases could be further extended for up to an additional 6 years if the appraised remaining useful lives and fair value of the leased assets were greater than parameters set forth in the leases. See Note 7 of the Notes to Consolidated Financial Statements in the 2014 Annual Reports on Form 10-K and Note 6 for additional information regarding the leases and actions PNM has taken with respect to its renewal and purchase options. Under GAAP, these renewal options are considered to be variable interests in the trusts and result in the trusts being considered variable interest entities.

PNM is only obligated to make payments to the trusts for the scheduled semi-annual lease payments. As of June 30, 2015, these payments, which, net of amounts that will be returned to PNM through its ownership in related lessor notes and the Unit 2 beneficial trust, aggregate $150.5 million, including the renewal terms of the leases that PNM has elected to renew. Under certain circumstances (for example, final shutdown of the plant, the NRC issuing specified violation orders with respect to PVNGS, or the occurrence of specified nuclear events), PNM would be required to make specified payments to the beneficial owners and take title to the leased interests. If such an event had occurred as of June 30, 2015, PNM could have been required to pay the beneficial owners up to $217.3 million on July 15, 2015 in addition to the regularly scheduled lease payments. In such event, PNM would record the acquired assets at the lower of their fair value or the aggregate of the amount paid and PNM’s carrying value of its investment in PVNGS lessor notes. Other than as discussed in Note 6, PNM has no other financial obligations or commitments to the trusts or the beneficial owners. Creditors of the trusts have no recourse to PNM’s assets other than with respect to the contractual lease payments. PNM has no additional rights to the assets of the trusts other than the use of the leased assets. PNM has no assets or liabilities recorded on its Condensed Consolidated Balance Sheets related to the trusts other than accrued lease payments of $18.4 million at June 30, 2015 and $26.0 million at December 31, 2014, which are included in other current liabilities on the Condensed Consolidated Balance Sheets.

PNM has evaluated the PVNGS lease arrangements, including actions taken with respect to renewal and purchase options, and concluded that it does not have the power to direct the activities that most significantly impact the economic performance of the trusts and, therefore, is not the primary beneficiary of the trusts under GAAP.

Rio Bravo, formerly known as Delta

PNM had a 20-year PPA expiring in 2020 covering the entire output of Delta, which was a variable interest under GAAP. PNM controlled the dispatch of the generating plant, which impacted the variable payments made under the PPA and impacted

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the economic performance of the entity that owned Delta. This arrangement was entered into prior to December 31, 2003 and PNM was unsuccessful in obtaining the information necessary to determine if it was the primary beneficiary of the entity that owned Delta, or to consolidate that entity if it were determined that PNM was the primary beneficiary. Accordingly, PNM was unable to make those determinations and, as provided in GAAP, accounted for this PPA as an operating lease.
In December 2012, PNM entered into an agreement with the owners of Delta under which PNM would purchase the entity that owned Delta. PNM closed on the purchase on July 17, 2014 and recorded the purchase as of that date. PNM changed the name of the facility to Rio Bravo.

PNM made fixed and variable payments to Delta under the PPA. For the three and six months ended June 30, 2014, PNM incurred fixed capacity charges of $1.6 million and $3.2 million and variable energy charges of $0.3 million and $0.5 million. PNM recovered the variable energy charges through its FPPAC. Delta informed PNM that for the three and six months ended June 30, 2014 its revenue was $2.5 million and $4.3 million and its net earnings were $0.3 million and $0.6 million.
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

The Company leases office buildings, vehicles, and other equipment under operating leases. In addition, PNM leases interests in Units 1 and 2 of PVNGS and, through April 1, 2015, an interest in the EIP transmission line. All of the Company’s leases are accounted for as operating leases. Additional information concerning the Company’s lease commitments is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2014 Annual Reports on Form 10-K, including information regarding renewal and purchase options, and actions taken by PNM under the PVNGS leases.

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

PNM will pay $78.1 million for the assets underlying one of the Unit 2 leases, which is for 31.25 MW of the entitlement from PVNGS Unit 2. PNM will pay $85.2 million for the assets underlying the other two Unit 2 leases, which are for 32.76 MW of the entitlement from PVNGS Unit 2. PNMR Development is also a party to the agreement regarding these two leases, which constitutes a letter of intent providing PNMR Development with the option, subject to approval by the Board and negotiation of definitive documents, to acquire the entities that own the leased assets at any time from June 1, 2014 through January 14, 2016. The early purchase price would be equal to the January 15, 2016 purchase price discounted to the actual purchase date. The early purchase amount was $79.9 million on June 1, 2014, $83.4 million on June 30, 2015, and escalates to $85.2 million on January 14, 2016. The consideration paid to the lessor on an early purchase would include an additional amount equal to the discounted value of the lessors’ equity return portion of the future lease payments. Such additional consideration was $5.8 million on June 1, 2014, $2.8 million on June 30, 2015, and declines to $1.2 million on January 14, 2016. Currently, PNMR does not anticipate that PNMR Development will exercise the early purchase option.

At March 31, 2015, PNM owned 60% of the EIP and leased the other 40%, under a lease that expired on April 1, 2015. Following procedures set forth in the lease, PNM and the lessor entered into a definitive agreement for PNM to exercise its option to purchase on April 1, 2015 the leased capacity at fair market value, which the parties agreed would be $7.7 million. PNM closed on the purchase on April 1, 2015 and recorded the purchase at that date.

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

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, the Company accounts for its various derivative instruments for the purchase and sale of energy based on the Company’s intent. During the six months ended June 30, 2015 and the year ended December 31, 2014, the Company was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flows hedges. The contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. The Company has no trading transactions.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commodity Derivatives

Commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges, are summarized as follows:

	Economic Hedges
	June 30, 2015	December 31, 2014
PNMR and PNM	(In thousands)
Current assets	$4,550	$11,232
	4,550	11,232

Current liabilities	(1,153)	(1,209)
Long-term liabilities	—	(477)
	(1,153)	(1,686)
Net	$3,397	$9,546

Included in the above table are $1.5 million of current assets at June 30, 2015 and $3.0 million of current assets at December 31, 2014 related to contracts, which were entered into in July 2013, for the sale of energy from PVNGS Unit 3 for 2014 and 2015 at market price plus a premium. Certain of PNM’s commodity derivative instruments in the above table are subject to master netting agreements whereby assets and liabilities could be offset in the settlement process. The Company does not offset fair value, cash collateral, and accrued payable or receivable amounts recognized for derivative instruments under master netting arrangements and the above table reflects the gross amounts of assets and liabilities. The amounts that could be offset under master netting agreements were immaterial at June 30, 2015 and December 31, 2014.

At June 30, 2015 and December 31, 2014, PNMR and PNM had no amounts recognized for the legal right to reclaim cash collateral. In addition, at June 30, 2015 and December 31, 2014, amounts posted as cash collateral under margin arrangements were $1.6 million and $3.8 million for both PNMR and PNM. At June 30, 2015 and December 31, 2014, obligations to return cash collateral were $0.2 million and $0.2 million, for both PNMR and PNM. Cash collateral amounts are included in other current assets and other current liabilities on the Condensed Consolidated Balance Sheets.

PNM has a NMPRC approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. The table above includes less than $0.1 million of current assets at June 30, 2015 related to this plan. The offsets to these amounts are recorded as regulatory assets and liabilities on the Condensed Consolidated Balance Sheets. At December 31, 2014, there were no hedges in place under this plan.

The following table presents the effect of mark-to-market commodity derivative instruments on earnings, excluding income tax effects. Commodity derivatives had no impact on OCI for the periods presented.

	Economic Hedges
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
PNMR and PNM	(In thousands)
Electric operating revenues	$1,003	$(324)	$531	$(4,475)
Cost of energy	(99)	57	(149)	245
Total gain (loss)	$904	$(267)	$382	$(4,230)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commodity contract volume positions are presented in MMBTU for gas related contracts and in MWh for power related contracts. The table below presents PNMR’s and PNM’s net buy (sell) volume positions:

	Economic Hedges
	MMBTU	MWh
PNMR and PNM
June 30, 2015	865,000	(968,305)
December 31, 2014	650,000	(1,919,000)
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

Contingent Feature – Credit Rating Downgrade	Contractual Liability	Existing Cash Collateral	Net Exposure
	(In thousands)
PNMR and PNM
June 30, 2015	$1,143	$—	$83
December 31, 2014	$1,686	$—	$167

Sale of Power from PVNGS Unit 3

Because PNM’s 134 MW share of Unit 3 at PVNGS is not currently included in retail rates, that unit’s power is being sold in the wholesale market. Since January 1, 2011, PNM has been selling power from its interest in PVNGS Unit 3 at market prices. As of June 30, 2015, PNM had contracted to sell 100% of PVNGS Unit 3 output through 2015, at market price plus a premium.  Through hedging arrangements that are accounted for as economic hedges, PNM has established fixed rates, which average approximately $37 per MWh, for substantially all of these sales.

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Available-for-sale securities are carried at fair value. Available-for-sale securities for PNMR and PNM consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS and a trust for PNM’s share of post-term reclamation costs related to the coal mines serving SJGS (Note 11). At June 30, 2015 and December 31, 2014, the fair value of available-for-sale securities included $247.8 million and $244.6 million for the NDT and $5.7 million and $5.5 million for the mine reclamation trust. The fair value and gross unrealized gains of investments in available-for-sale securities are presented in the following table.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2015		December 31, 2014
	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value
PNMR and PNM		(In thousands)
Cash and cash equivalents	$—	$3,940	$—	$8,276
Equity securities:
Domestic value	15,015	45,750	17,418	45,340
Domestic growth	19,850	78,515	21,354	74,053
International and other	1,147	17,057	156	16,599
Fixed income securities:
U.S. Government	276	30,421	903	22,563
Municipals	3,098	58,986	5,851	68,973
Corporate and other	411	18,881	666	14,341
	$39,797	$253,550	$46,348	$250,145

The proceeds and gross realized gains and losses on the disposition of available-for-sale securities for PNMR and PNM are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the change in realized impairment losses of $(1.2) million and $(0.8) million for the three and six months ended June 30, 2015 and $0.1 million and $0.6 million for the three and six months ended June 30, 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Proceeds from sales	$62,670	$30,316	$94,522	$53,119
Gross realized gains	$8,329	$5,364	$13,465	$8,482
Gross realized (losses)	$(1,578)	$(755)	$(3,119)	$(1,794)
Held-to-maturity securities are those investments in debt securities that the Company has the ability and intent to hold until maturity. Held-to-maturity securities consist of the investment in PVNGS lessor notes and certain items within other investments.

The Company has no available-for-sale or held-to-maturity securities for which carrying value exceeds fair value. There are no securities impairments considered to be “other than temporary” included in AOCI. All such impairments have been recognized in earnings.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2015, the available-for-sale and held-to-maturity debt securities had the following final maturities:

	Fair Value
	Available-for-Sale	Held-to-Maturity
	PNMR and PNM	PNMR	PNM
	(In thousands)
Within 1 year	$4,656	$17,230	$17,230
After 1 year through 5 years	21,533	639	—
After 5 years through 10 years	22,577	—	—
After 10 years through 15 years	10,137	—	—
After 15 years through 20 years	10,727	—	—
After 20 years	38,658	—	—
	$108,288	$17,869	$17,230

Fair Value Disclosures
The Company determines the fair values of its derivative and other financial instruments based on the hierarchy established in GAAP, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. GAAP describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Level 3 inputs used in determining fair values for the Company consist of internal valuation models. The Company records any transfers between fair value hierarchy levels as of the end of each calendar quarter. There were no transfers between levels during the three and six months ended June 30, 2015 and the year ended December 31, 2014.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Items recorded at fair value on the Condensed Consolidated Balance Sheets are presented below by level of the fair value hierarchy. There were no Level 3 fair value measurements at June 30, 2015 and December 31, 2014 for items recorded at fair value.

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
June 30, 2015	(In thousands)
PNMR and PNM
Available-for-sale securities
Cash and cash equivalents	$3,940	$3,940	$—
Equity securities:
Domestic value	45,750	45,750	—
Domestic growth	78,515	78,515	—
International and other	17,057	17,057	—
Fixed income securities:
U.S. Government	30,421	29,131	1,290
Municipals	58,986	—	58,986
Corporate and other	18,881	4,119	14,762
	$253,550	$178,512	$75,038

Commodity derivative assets	$4,550	$—	$4,550
Commodity derivative liabilities	(1,153)	—	(1,153)
Net	$3,397	$—	$3,397

December 31, 2014
PNMR and PNM
Available-for-sale securities
Cash and cash equivalents	$8,276	$8,276	$—
Equity securities:
Domestic value	45,340	45,340	—
Domestic growth	74,053	74,053	—
International and other	16,599	16,599	—
Fixed income securities:
U.S. Government	22,563	20,808	1,755
Municipals	68,973	—	68,973
Corporate and other	14,341	4,843	9,498
	$250,145	$169,919	$80,226

Commodity derivative assets	$11,232	$—	$11,232
Commodity derivative liabilities	(1,686)	—	(1,686)
Net	$9,546	$—	$9,546

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and fair values of investments in PVNGS lessor notes, other investments, and long-term debt, which are not recorded at fair value on the Condensed Consolidated Balance Sheets are presented below:

			GAAP Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2015	(In thousands)
PNMR
Long-term debt	$2,031,158	$2,205,847	$—	$2,205,847	$—
Investment in PVNGS lessor notes	$16,568	$17,230	$—	$—	$17,230
Other investments	$507	$1,146	$507	$—	$639
PNM
Long-term debt	$1,515,676	$1,644,887	$—	$1,644,887	$—
Investment in PVNGS lessor notes	$16,568	$17,230	$—	$—	$17,230
Other investments	$265	$265	$265	$—	$—
TNMP
Long-term debt	$365,482	$410,961	$—	$410,961	$—
Other investments	$242	$242	$242	$—	$—

December 31, 2014
PNMR
Long-term debt	$1,975,090	$2,173,117	$—	$2,173,117	$—
Investment in PVNGS lessor notes	$31,232	$32,836	$—	$—	$32,836
Other investments	$1,762	$2,375	$639	$—	$1,736
PNM
Long-term debt	$1,490,657	$1,624,222	$—	$1,624,222	$—
Investment in PVNGS lessor notes	$31,232	$32,836	$—	$—	$32,836
Other investments	$397	$397	$397	$—	$—
TNMP
Long-term debt	$365,667	$427,356	$—	$427,356	$—
Other investments	$242	$242	$242	$—	$—

(8)	Stock-Based Compensation

PNMR has various stock-based compensation programs, including stock options, restricted stock, and performance shares granted under the Performance Equity Plan (“PEP”). Although certain PNM and TNMP employees participate in the PNMR plans, PNM and TNMP do not have separate employee stock-based compensation plans. In 2011, the Company changed its approach to awarding stock-based compensation. As a result, no stock options have been granted since 2010 and awards of restricted stock have increased. Certain restricted stock awards are subject to achieving performance or market targets. Other awards of restricted stock are only subject to time vesting requirements. Additional information concerning stock-based compensation under the PEP is contained in Note 13 of the Notes to Consolidated Financial Statements in the 2014 Annual Reports on Form 10-K.

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

The stock-based compensation expense related to restricted stock awards without performance or market conditions is amortized to compensation expense over the requisite vesting period, which is generally three years. However, compensation expense for awards to participants that are retirement eligible on the grant date is recognized immediately at the grant date and is not amortized. Compensation expense for performance-based shares is recognized ratably over the performance period and is adjusted periodically to reflect the level of achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees meet their service requirements. At June 30, 2015 and December 31, 2014, PNMR had unrecognized expense related to stock awards of $7.8 million and $6.5 million.

The grant date fair value of stock awards with market targets is determined using Monte Carlo simulation models, which provide grant date fair values that include an expectation of the number of shares to vest at the end of the measurement period. The grant date fair value for other restricted stock awards is determined based on the market price of PNMR common stock on the date of the agreements reduced by the present value of future dividends, which will not be received prior to vesting, applied to the total number of shares that are anticipated to vest, although the number of performance shares that ultimately vest cannot be determined until after the performance periods end.

The following table summarizes the weighted-average assumptions used to determine the awards grant date fair value:

	Six Months Ended June 30,
Restricted Shares and Performance Based Shares	2015	2014
Expected quarterly dividends per share	$0.200	$0.185
Risk-free interest rate	0.92%	0.62%

Market-Based Shares
Dividend yield	2.87%	2.82%
Expected volatility	18.73%	25.11%
Risk-free interest rate	1.00%	0.64%

The following table summarizes activity in stock options and restricted stock awards, including performance-based and market-based shares, for the six months ended June 30, 2015:

	Restricted Stock		Stock Options
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2014	258,770	$22.31	920,505	$20.39
Granted	340,020	$20.34	—	$—
Exercised	(348,095)	$18.59	(210,945)	$20.07
Forfeited	—	$—	(1,000)	$30.50
Expired	—	$—	(66,201)	$27.90
Outstanding at June 30, 2015	250,695	$24.82	642,359	$19.51

PNMR’s stock-based compensation program provides for performance and market targets through 2017. Included as granted and exercised in the above table are 179,845 previously awarded shares that were earned for the 2012 through 2014 performance measurement period and approved by the Board in February 2015 (based upon achieving market targets at “target” levels, weighted at 60%, and performance targets at “maximum” levels, weighted at 40%). Excluded from the above table, are maximums of 180,970, 165,628, and 168,258 shares for the three-year performance periods ending in 2015, 2016, and 2017 that would be awarded if all performance and market criteria are achieved at maximum levels and all executives remain eligible.

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
At June 30, 2015, the aggregate intrinsic value of stock options outstanding, all of which are exercisable, was $4.7 million with a weighted-average remaining contract life of 2.62 years. At June 30, 2015, the exercise price of 245,950 outstanding stock options is greater than the closing price of PNMR common stock on that date; therefore, those options have no intrinsic value.

The following table provides additional information concerning stock options and restricted stock activity, including performance-based and market-based shares:

	Six Months Ended June 30,
Restricted Stock	2015	2014
Weighted-average grant date fair value	$20.34	$21.27
Total fair value of restricted shares that vested (in thousands)	$6,470	$4,854

Stock Options
Weighted-average grant date fair value of options granted	$—	$—
Total fair value of options that vested (in thousands)	$—	$—
Total intrinsic value of options exercised (in thousands)	$1,759	$1,779

(9)	Financing

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financing Activities

On March 5, 2014, PNM entered into a $175.0 million Term Loan Agreement (the “PNM 2014 Term Loan Agreement”) among PNM and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Lender and Administrative Agent. On March 5, 2014, PNM used a portion of the funds borrowed under the PNM 2014 Term Loan Agreement to repay all amounts outstanding under PNM’s existing $75.0 million PNM 2013 Term Loan Agreement and other short-term amounts outstanding. The PNM 2014 Term Loan Agreement bears interest at a variable rate, which was 1.14% at June 30, 2015, must be repaid on or before September 4, 2015, and is reflected in current maturities of long-term debt on the Condensed Consolidated Balance Sheets. The PNM 2014 Term Loan Agreement includes customary covenants, including requirements to not exceed a maximum consolidated debt-to-capital ratio and customary events of default. The PNM 2014 Term Loan Agreement has a cross default provision and a change of control provision.

On December 22, 2014, PNM entered into a multi-draw term loan facility (the “PNM Multi-draw Term Loan”) with JPMorgan Chase Bank, N.A., as Lender and Administrative Agent. The $125.0 million facility has a maturity date of June 21, 2016. At December 31, 2014, outstanding borrowings under the PNM Multi-draw Term Loan were $100.0 million. PNM drew the remaining capacity of $25.0 million on May 8, 2015 resulting in outstanding borrowings at June 30, 2015 of $125.0 million, which are included in current maturities of long-term debt on the Condensed Consolidated Balance Sheet. The PNM Multi-draw Term Loan bears interest at a variable rate, which was 0.77% at June 30, 2015. The PNM Multi-draw Term Loan includes customary covenants, including requirements to not exceed a maximum consolidated debt-to-consolidated capitalization ratio and customary events of default. The PNM Multi-draw Term Loan Agreement has a cross default provision and a change of control provision.

On March 9, 2015, PNMR entered into a $150.0 million Term Loan Agreement (“PNMR 2015 Term Loan Agreement”) between PNMR, the lenders identified therein, and Wells Fargo Bank, National Association, as Lender and Administrative Agent. The PNMR 2015 Term Loan Agreement bears interest at a variable rate, which was 1.19% at June 30, 2015, and must be repaid on or before March 9, 2018. The PNMR 2015 Term Loan Agreement includes customary covenants, including requirements to not exceed a maximum consolidated debt-to-capital ratio and customary events of default. The PNMR 2015 Term Loan Agreement has a cross default provision and a change of control provision.

At December 31, 2014, PNMR had an aggregate outstanding principal amount of $118.8 million of its 9.25% Senior Unsecured Notes, Series A, which were due on May 15, 2015. PNMR repaid all of the 9.25% Senior Unsecured Notes, Series A at the scheduled maturity, utilizing proceeds from the PNMR 2015 Term Loan Agreement and borrowings under the PNMR Revolving Credit Facility.

At December 31, 2014, PNM had a $39.3 million series of outstanding Senior Unsecured Notes, Pollution Control Revenue Bonds, which have a final maturity of June 1, 2043. The PCRBs were subject to mandatory tender for remarketing on June 1, 2015 and were successfully remarketed on that date. The notes now bear interest at 2.40%, continue to have an outstanding amount of $39.3 million, and are subject to mandatory tender for remarketing on June 1, 2020.

Short-term Debt

The PNMR Revolving Credit Facility has a financing capacity of $300.0 million and the PNM Revolving Credit Facility has a financing capacity of $400.0 million. Both of these facilities mature on October 31, 2019 and provide for an additional one-year extension option, subject to approval by a majority of the lenders. The TNMP Revolving Credit Facility is a $75.0 million revolving credit facility secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds. The TNMP Revolving Credit Facility matures on September 18, 2018. PNM also has the $50.0 million PNM New Mexico Credit Facility that expires on January 8, 2018. At June 30, 2015, TNMP had $4.1 million in borrowings from PNMR under its intercompany loan agreement. At June 30, 2015, the weighted average interest rate was 1.69% for the PNMR Revolving Credit Facility, 1.44% for the PNM Revolving Credit Facility, 1.44% for the PNM New Mexico Credit Facility, 1.19% for the TNMP Revolving Credit Facility, and 1.04% for borrowings outstanding under the twelve-month PNMR Term Loan Agreement, which matures in December 2015. Short-term debt outstanding consisted of:

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30,	December 31,
Short-term Debt	2015	2014
	(In thousands)
PNM:
Revolving credit facility	$31,100	$—
PNM New Mexico Credit Facility	20,000	—
TNMP – Revolving credit facility	29,000	5,000
PNMR:
Revolving credit facility	7,500	600
PNMR Term Loan Agreement	100,000	100,000
	$187,600	$105,600

At July 24, 2015, PNMR, PNM, and TNMP had $293.2 million, $353.6 million, and $42.9 million of availability under their respective revolving credit facilities, including reductions of availability due to outstanding letters of credit, and PNM had $30.0 million of availability under the PNM New Mexico Credit Facility. Total availability at July 24, 2015, on a consolidated basis, was $719.7 million for PNMR. As of July 24, 2015, PNM had $18.7 million and TNMP had $13.2 million in borrowings from PNMR under their intercompany loan agreements. At July 24, 2015, PNMR, PNM and TNMP had consolidated invested cash of $1.9 million, none, and none.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM Plans

The following tables present the components of the PNM Plans’ net periodic benefit cost:

	Three Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2015	2014	2015	2014	2015	2014
	(In thousands)
Components of Net Periodic
Benefit Cost
Service cost	$—	$—	$51	$45	$—	$—
Interest cost	7,064	7,541	1,023	1,159	190	205
Expected return on plan assets	(9,831)	(9,511)	(1,403)	(1,410)	—	—
Amortization of net (gain) loss	3,705	3,255	491	556	81	52
Amortization of prior service cost	(241)	(241)	(160)	(336)	—	—
Net periodic benefit cost	$697	$1,044	$2	$14	$271	$257

	Six Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2015	2014	2015	2014	2015	2014
	(In thousands)
Components of Net Periodic
Benefit Cost
Service cost	$—	$—	$102	$91	$—	$—
Interest cost	14,127	15,082	2,045	2,315	380	411
Expected return on plan assets	(19,662)	(19,022)	(2,805)	(2,819)	—	—
Amortization of net (gain) loss	7,410	6,510	983	1,113	162	105
Amortization of prior service cost	(483)	(483)	(321)	(672)	—	—
Net periodic benefit cost	$1,392	$2,087	$4	$28	$542	$516

PNM made contributions to its pension plan trust of zero and $30.0 million in the three and six months ended June 30, 2015 and made no contributions in the three and six months ended June 30, 2014. PNM does not anticipate making additional contributions to its pension trust in 2015.  Based on current law, including recent amendments to funding requirements, and estimates of portfolio performance, contributions to the PNM pension plan trust for 2016-2019 are estimated to total $22.0 million. These anticipated contributions were developed using current funding assumptions, with discount rates of 4.8% to 5.5%. Actual amounts required to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional contributions at its discretion. PNM made contributions to the OPEB trust of $0.8 million and $1.6 million in the three and six months ended June 30, 2015 and $0.8 million and $1.6 million in the three and six months ended June 30, 2014. PNM expects to make contributions to the OPEB trust totaling $3.5 million in 2015 and $14.0 million for 2016-2019.  Disbursements under the executive retirement program, which are funded by PNM and considered to be contributions to the plan, were $0.4 million and $0.9 million in the three and six months ended June 30, 2015 and $0.4 million and $0.7 million in the three and six months ended June 30, 2014 and are expected to total $1.5 million during 2015.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TNMP Plans

The following tables present the components of the TNMP Plans’ net periodic benefit cost (income):

	Three Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2015	2014	2015	2014	2015	2014
	(In thousands)
Components of Net Periodic
Benefit Cost (Income)
Service cost	$—	$—	$62	$59	$—	$—
Interest cost	761	798	152	155	9	10
Expected return on plan assets	(1,105)	(1,132)	(130)	(133)	—	—
Amortization of net (gain) loss	195	166	—	(31)	1	—
Amortization of prior service cost	—	—	—	8	—	—
Net Periodic Benefit Cost (Income)	$(149)	$(168)	$84	$58	$10	$10

	Six Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2015	2014	2015	2014	2015	2014
	(In thousands)
Components of Net Periodic
Benefit Cost (Income)
Service cost	$—	$—	$124	$119	$—	$—
Interest cost	1,521	1,597	304	309	18	20
Expected return on plan assets	(2,210)	(2,263)	(260)	(267)	—	—
Amortization of net (gain) loss	391	333	—	(61)	2	—
Amortization of prior service cost	—	—	—	16	—	—
Net Periodic Benefit Cost (Income)	$(298)	$(333)	$168	$116	$20	$20

TNMP made no contribution to its pension trust in 2014 and does not anticipate making any contributions in 2015-2019 based on current law, including recent amendments to funding requirements, and estimates of portfolio performance. These expectations were developed using current funding assumptions, including discount rates of 4.8% and 5.5%. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP made no contributions to the OPEB trust in the three and six months ended June 30, 2015 and $0.3 million in the three and six months ended June 30, 2014. TNMP expects to make contributions to the OPEB trust totaling $0.3 million in 2015 and $1.4 million for 2016-2019. Disbursements under the executive retirement program, which are funded by TNMP and considered to be contributions to the plan, were less than $0.1 million in the three and six months ended June 30, 2015 and 2014 and are expected to total $0.1 million during 2015.

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
With respect to some of the items listed below, the Company has determined that a loss is not probable or that, to the extent probable, cannot be reasonably estimated. In some cases, the Company is not able to predict with any degree of certainty the range of possible loss that could be incurred. Nevertheless, the Company assesses legal and regulatory matters based on current information and makes judgments concerning their potential outcome, giving due consideration to the nature of the claim, the amount and nature of any damages sought, and the probability of success. Such judgments are made with the understanding that the outcome of any litigation, investigation, and other legal proceeding is inherently uncertain. In accordance with GAAP, the Company records liabilities for matters where it is probable a loss has been incurred and the amount of loss is reasonably estimable. The actual outcomes of the items listed below could ultimately differ from the judgments made and the differences could be material. The Company cannot make any assurances that the amount of reserves or potential insurance coverage will be sufficient to cover the cash obligations that might be incurred as a result of litigation or regulatory proceedings. Except as otherwise disclosed, the Company does not expect that any known lawsuits, environmental costs, and commitments will have a material effect on its financial condition, results of operations, or cash flows.
Additional information concerning commitments and contingencies is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2014 Annual Reports on Form 10-K.

Commitments and Contingencies Related to the Environment

Nuclear Spent Fuel and Waste Disposal

Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE that require the DOE to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE announced that it would not be able to open the repository by 1998 and sought to excuse its performance of these requirements. In November 1997, the D.C. Circuit issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and the DOE’s delay, a number of utilities, including APS (on behalf of itself and the other PVNGS owners, including PNM), filed damages actions against the DOE in the Court of Federal Claims. In 2010, the court ordered an award to the PVNGS owners for their damages claim for costs incurred through December 2006. APS filed a subsequent lawsuit, on behalf of itself and the other PVNGS owners, against DOE in the Court of Federal Claims on December 19, 2012. The lawsuit alleged that from January 1, 2007 through June 30, 2011, additional damages were incurred due to DOE’s continuing failure to remove spent nuclear fuel and high level waste from PVNGS. APS and DOE entered into a settlement agreement, and on October 7, 2014, APS received a settlement payment of $57.4 million for costs paid through June 30, 2011, for DOE’s failure to accept spent nuclear fuel generated at PVNGS. PNM’s share of the settlement was $5.9 million, substantially all of which was credited back to PNM’s customers. The settlement agreement also establishes a process for the payment of subsequent claims through December 31, 2016. Under the settlement agreement, APS must submit claims annually for payment of allowable costs. On October 31, 2014, APS submitted a claim for costs paid between July 1, 2011 and June 30, 2014 and agreed to a settlement amount of $42.0 million in March 2015. PNM’s share of the settlement, which amounted to $4.3 million, including $3.1 million credited back to PNM’s customers, was recorded in the three months ended March 31, 2015. The settlement agreement terminates upon payment of costs paid through December 31, 2016, unless extended by mutual written agreement.

PNM estimates that it will incur approximately $58.0 million (in 2013 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

component of fuel expense as the fuel is consumed. At June 30, 2015 and December 31, 2014, PNM had a liability for interim storage costs of $12.5 million and $12.3 million included in other deferred credits.

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

•
A CCN for an exchange of capacity out of SJGS Unit 3 and into SJGS Unit 4, resulting in ownership of an additional 78 MW in Unit 4 for PNM; the net impact of this exchange and the retirement of Units 2 and 3 would have been a reduction of 340 MW in PNM’s ownership of SJGS

The December 20, 2013 NMPRC filing identified a new 177 MW natural gas-fired generation source and 40 MW of new utility-scale solar PV generation to replace a portion of PNM’s share of the reduction in generating capacity due to the retirement of SJGS Units 2 and 3. PNM received approval to construct the 40 MW of solar PV facilities in its 2015 Renewable Energy Plan. See Note 12. On June 30, 2015, PNM filed an application for a CCN for the gas facility, which is currently contemplated to be rated at 187 MW, to be located at SJGS. PNM estimates the cost of these identified resources would be approximately $212.5 million. These amounts are included in PNM’s current construction expenditure forecast although approval of the plan remains subject to numerous conditions. Although operating costs would be reduced due to the retirement of SJGS Units 2 and 3, the operating costs for SJGS Units 1 and 4 would increase with the installation of SNCR and BDT equipment.

PNM’s requests in the December 20, 2013 NMPRC filing were based on the status of the negotiations among the SJGS owners at that time regarding ownership restructuring and other matters (see SJGS Ownership Restructuring Matters below). In July 2014, PNM filed a notice with the NMPRC regarding the status of the negotiations among the SJGS participants, including that the SJGS participants reached non-binding agreements in principle on the ownership restructuring of SJGS and that PNM was proposing to acquire 132 MW of SJGS Unit 4 effective December 31, 2017, rather than exchanging 78 MW of capacity in SJGS Unit 3 for 78 MW in SJGS Unit 4 as contemplated in the December 20, 2013 NMPRC filing. Those agreements were memorialized in the resolution and term sheet described below.
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

•
Would be granted a CCN for an additional 132 MW of SJGS Unit 4 capacity as of January 1, 2018 with a rate base value of $26 million plus any reasonable and prudent investments made in Unit 4 prior to that date; PNM would reduce its carrying value of SJGS Unit 3 by this $26 million

•
Would recover 50% of the estimated $231 million undepreciated value in SJGS Units 2 and 3 at December 31, 2017; recovery would be over a twenty year period and would include a return on the unrecovered amount at PNM’s WACC; at June 30, 2015, PNM’s net book value of its current ownership share of SJGS Units 2 and 3 was approximately $278 million

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
Would be granted a CCN for 134 MW of PVNGS Unit 3 at a January 1, 2018 value of $221.1 million ($1,650 per KW); PNM’s ownership share of PVNGS would also be subject to a capacity factor performance threshold of 75% for a seven year period beginning January 1, 2018; subject to certain exceptions, if the capacity factor is not achieved in any year, PNM would refund the cost of replacement power through its FPPAC; at June 30, 2015, PNM’s net book value of PVNGS Unit 3 was approximately $147 million

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
If the stipulation is approved as filed, PNM anticipates it would incur a regulatory disallowance that would include the write-off of 50% of the undepreciated investment in SJGS Units 2 and 3, an offset to the regulatory disallowance to reflect including the investment in PVNGS Unit 3 in the ratemaking process at the stipulated value, and other impacts of the stipulation. Although PNM would record the regulatory disallowance upon approval by the NMPRC and satisfaction of any material conditions precedent, the amount of the disallowance would be dependent on the provisions of the NMPRC’s final order, as well as PNM’s projections of the December 31, 2017 net book values of SJGS Units 2 and 3 and PVNGS Unit 3. The amount initially recorded would be subject to adjustment to reflect changes in the projected December 31, 2017 net book values of the plants. Based on the provisions of the stipulation as filed and PNM’s current projection of December 31, 2017 book values, PNM estimates the net pre-tax regulatory disallowance would be between $60 million and $70 million.
On April 8, 2015, the Hearing Examiner in the case issued a Certification of Stipulation, which recommends that the NMPRC reject the stipulation as proposed. The certification recommends that the abandonment of SJGS Units 2 and 3 be conditionally approved subject to PNM proposing adequate replacement capacity, approval of the CCN for PVNGS Unit 3 at its net book value on December 31, 2017, approval of recovery of an estimated $128.5 million, representing 50% of the remaining undepreciated investment in SJGS Units 2 and 3 at December 31, 2017, and denial of the CCN for the additional 132 MW of Unit 4 of SJGS. The certification states that PNM may re-apply for a CCN for the 132 MW after it has presented final restructuring and post-2017 coal supply agreements for SJGS. On April 20, 2015, PNM filed exceptions to the certification. PNM argued that the proposed modifications to the stipulation do not balance customer and shareholder interests, upset the balance contained in the stipulation, that the schedule recommended by the Hearing Examiner for PNM to file a replacement plan would effectively preclude the inclusion of the 132 MW of additional SJGS Unit 4 capacity in the replacement plan thereby jeopardizing the restructuring agreement and the continued operation of SJGS to the detriment of customers, and that the Hearing Examiner erred in recommending a lower rate base value for PNM’s share of PVNGS Unit 3. If the NMPRC issues an order that modifies the stipulation, any stipulating party can void the stipulation. The certification recommends that the parties be given seven days to decide whether to accept any modifications after the NMPRC issues an order. The NMPRC can approve, reject, or modify the certification. If the NMPRC were to issue an order adopting all of the modifications to the stipulation recommended by the Hearing Examiner, PNM estimates the net pre-tax regulatory disallowance referenced above would become an amount between $145 million and $155 million.
On May 1, 2015, PNM filed with the NMPRC a notice of submittal of confidential, substantially final, unexecuted restructuring, coal supply, and related agreements for SJGS. See SJGS Ownership Restructuring Matters and Coal Supply below. On May 27, 2015, the NMPRC issued an order requiring PNM to file executed restructuring and coal supply agreements by July 1, 2015. The order provided that PNM could request an extension of the required filing date to August 1, 2015 if such request was based on specific and verifiable facts. PNM subsequently requested an extension, citing that certain of the owners of SJGS were

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

governmental entities and required the additional time in order to meet statutory public notice and meeting requirements. The NMPRC granted PNM an extension to August 1, 2015 to file the executed restructuring agreement. On July 1, 2015, PNM filed the executed coal supply and related agreements described under Coal Supply below with the NMPRC. On July 1, 2015, PNM also filed partially executed agreements related to restructuring discussed under SJGS Ownership Restructuring Matters below. On July 31, 2015, PNM filed fully executed restructuring agreements, along with testimony supporting the agreements and a CCN for the 132 MW of additional SJGS Unit 4 capacity.
In June 2015, a NMPRC Commissioner issued an order designating a facilitator to determine whether an uncontested settlement among some or all of the parties in this case could be accomplished. A mediation process is on-going. A public hearing on PNM’s application concerning BART for SJGS is scheduled to begin on September 30, 2015. Although PNM expects a decision from the NMPRC in the fourth quarter of 2015, PNM is unable to predict what action the NMPRC will take, whether any party will void the stipulation, or the ultimate outcome of this matter.

SJGS Ownership Restructuring Matters – As discussed in the 2014 Annual Report on Form 10-K, SJGS is jointly owned by PNM and eight other entities, including three participants that operate in the State of California. Furthermore, each participant does not have the same ownership interest in each unit. The SJPPA that governs the operation of SJGS expires on July 1, 2022 and the currently effective contract with SJCC to supply the coal requirements of the plant expires on December 31, 2017. The California participants have indicated that, under California law, they may be prohibited from making significant capital improvements to SJGS. The California participants have stated they would be unable to fully fund the construction of either SCRs or SNCRs at SJGS and have expressed the intent to exit their ownership in SJGS no later than the expiration of the current SJPPA. One other participant also expressed a similar intent to exit ownership in the plant. The participants intending to exit ownership in SJGS currently own 50.0% of SJGS Unit 3 and 38.8% of SJGS Unit 4. PNM currently owns 50.0% of SJGS Unit 3 and 38.5% of SJGS Unit 4.

The SJGS participants engaged in mediated negotiations concerning the implementation of the RSIP to address BART at SJGS. These negotiations initially included potential shifts in ownership among participants and between Units 3 and 4 that could have resulted in PNM acquiring additional ownership in Unit 4 prior to the shutdown of SJGS Units 2 and 3. The discussions among the SJGS participants regarding restructuring also included, among other matters, the treatment of plant decommissioning obligations, mine reclamation obligations, environmental matters, and certain ongoing operating costs.

On June 26, 2014, a non-binding resolution (the “Resolution”) was unanimously approved by the SJGS Coordination Committee. The Resolution identifies the participants who would be exiting active participation in SJGS effective December 31, 2017 and participants, including PNM, who would retain an interest in the ongoing operation of one or more units of SJGS. The Resolution provides the essential terms of restructured ownership of SJGS between the exiting participants and the remaining participants and addresses other related matters. The Resolution includes provisions indicating that the exiting participants would remain obligated for their proportionate shares of environmental, mine reclamation, and certain other legacy liabilities that are attributable to activities that occurred prior to their exit, as well as outlining how their shares would be determined. Also, on June 26, 2014, a non-binding term sheet was approved by all of the remaining participants that provides the essential terms of restructured ownership of SJGS among the remaining participants. As part of the non-binding terms, PNM confirmed that it would acquire an additional 132 MW in SJGS Unit 4 effective December 31, 2017. There would be no initial cost for PNM to acquire the additional 132 MW although PNM’s share of capital improvements, including the costs of installing SNCR and BDT equipment, and operating expenses would increase to reflect the increased ownership. The acquisition of 132 MW of SJGS Unit 4 would result in PNM’s ownership share of SJGS Unit 4 being 64.5% and of SJGS Units 1 and 4 aggregating 58.7%. On September 2, 2014, the SJGS Coordination Committee adopted a non-binding supplement to the Resolution, which provides for allocation of future costs of decommissioning among current SJGS owners using a time-based sliding scale and outlines indemnification obligations. The Resolution and the non-binding term sheet recognize that prior to executing a binding restructuring agreement, the remaining participants would need to have greater certainty in regard to the economic cost and availability of fuel for SJGS for the period after December 31, 2017. As discussed under Coal Supply below, on July 1, 2015, PNM entered into an agreement for the supply of coal to SJGS through June 30, 2022.

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

On May 19, 2015, PNMR, PNM, PNMR Development, and the California owners of SJGS Unit 4 entered into a Capacity Option and Funding Agreement (“COFA”), which provides PNM and PNMR Development options to acquire 132 MW and 65 MW of the Unit 4 capacity currently owned by the California entities in exchange for PNM and PNMR Development funding the capital improvements related to Unit 4 effective as of January 1, 2015. PNMR’s current projection of capital expenditures includes those of PNMR Development for the 65 MW. PNMR guarantees the obligations of PNMR Development under the COFA. The COFA will terminate on the earliest of January 1, 2016, the effective date of a SJGS restructuring agreement, the date PNM notifies the other parties that it has failed to receive required regulatory approvals for the SJGS restructuring, the date any California owner opposes PNM’s application before the NMPRC, or the date PNM elects to terminate because another SJGS owner has given notice that it will no longer participate in the restructuring process. If the COFA is terminated, the California owners would not be obligated to repay amounts funded by PNM and PNMR Development. On June 23, 2015, ABCWUA filed a motion with the NMPRC to void the COFA alleging that the COFA violated the NMPRC’s rules regarding affiliate transactions.

On May 1, 2015, PNM filed with the NMPRC a notice of submittal of a confidential, substantially final, unexecuted copy of the San Juan Project Restructuring Agreement (“RA”). The RA sets forth the agreement among the SJGS owners regarding ownership restructuring and contains many of the provisions of the Resolution. PNMR Development would also be a party to the RA and would acquire an ownership interest in SJGS Unit 4 when the California owners exit, but would have obligations related to Unit 4 before then. On December 31, 2017, PNM would acquire 132 MW of the capacity in SJGS Unit 4 from the California owners and PNMR Development would acquire 65 MW of such capacity, as contemplated by the COFA. The RA is dependent on and would become effective upon the last of the approval by NMPRC, the approval by FERC, the approval of each participant’s board or other decision-making body, and the effective date of a new coal supply agreement for SJGS. It is currently anticipated that the new coal supply agreement and the RA would become effective contemporaneously on January 1, 2016. The RA sets forth the terms under which PNM would acquire the coal inventory of the exiting SJGS participants on January 1, 2016 and provide coal supply to the exiting participants during the period from January 1, 2016 through December 31, 2017, which arrangement PNM believes will provide economic benefits that will be passed on to PNM’s customers. The RA also includes provisions whereby the exiting owners will make payments to certain of the remaining participants, not including PNM, related to the restructuring. PNM’s notice also included submittal of confidential, substantially final, unexecuted copies of documents related to coal supply for SJGS beginning January 1, 2016 (see “Coal Supply” below). On July 1, 2015, PNM filed with the NMPRC fully executed coal supply and related agreements along with a partially executed RA, an agreement covering decommissioning obligations and funding for the SJGS plant, and related amendments to the SJPPA. PNM filed fully executed RA and related agreements along with supporting testimony on July 31, 2015.

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
On December 30, 2013, APS announced the closing of its purchase of SCE’s 48% interest in each of Units 4 and 5 of Four Corners. Concurrently with the closing of the SCE transaction, the ownership of the coal supplier and operator of the mine that serves Four Corners was transferred to a company formed by the Navajo Nation to own the mine and develop other energy projects. Also occurring concurrently, the Four Corners co-owners executed a long-term agreement for the supply of coal to Four Corners from July 2016, when the current coal supply agreement expires, through 2031.
APS, on behalf of the Four Corners participants, negotiated amendments to an existing facility lease with the Navajo Nation, which extends the Four Corners leasehold interest from 2016 to 2041.  The Navajo Nation approved these amendments in March 2011.  The effectiveness of the amendments also requires the approval of the DOI, as does a related federal rights-of-way grant, which the Four Corners participants are pursuing.  A federal environmental review was undertaken as part of the DOI review process.  In March 2014, APS received a draft of the EIS in connection with the DOI review process.  The EIS was finalized on May 1, 2015. On July 17, 2015, DOI issued a Record of Decision, which approves the 25-year site lease extension with the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Navajo Nation for Four Corners, authorizes continued mining operations to supply the remaining units at Four Corners, renews transmission line and access road rights-of-way on the Navajo and Hopi Reservations, and accepts the proposed mining plan for the Navajo Mine. The record of decision provides the authority for the Bureau of Indian Affairs to sign the lease amendments and rights-of-way renewals, which are anticipated to occur in the near future.  In addition, installation of SCR control technology at Four Corners requires a PSD permit, which APS received in December 2014.

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
PNM is continuing to evaluate the impacts of EPA’s BART determination for Four Corners. PNM estimates its share of costs, including PNM’s AFUDC, to be up to $91.8 million for post-combustion controls at Four Corners Units 4 and 5. PNM would seek recovery from its ratepayers of all costs that are ultimately incurred. PNM is unable to predict the ultimate outcome of this matter.

National Ambient Air Quality Standards (“NAAQS”)
The CAA requires EPA to set NAAQS for pollutants considered harmful to public health and the environment. EPA has set NAAQS for certain pollutants, including NOx, SO2, ozone, and particulate matter. In 2010, EPA updated the primary NOx and SO2 NAAQS to include a 1-hour maximum standard while retaining the annual standards for NOx and SO2 and the 24-hour SO2 standard. New Mexico is in attainment for the 1-hour NOx NAAQS. On May 13, 2014, EPA released the draft data requirements rule for the 1-hour SO2 NAAQS, which directs state and tribal air agencies to characterize current air quality in areas with large SO2 sources to identify maximum 1-hour SO2 concentrations. The proposed rule also describes the process and timetable by which air regulatory agencies would characterize air quality around large SO2 sources through ambient monitoring or modeling. This characterization will result in these areas being designated as attainment, nonattainment, or unclassified for compliance with the 1-hour SO2 NAAQS.  On March 2, 2015, the United States District Court for the Northern District of California approved a settlement that imposes deadlines for EPA to identify areas that violate the NAAQS standards for 1-hour SO2 emissions. The settlement results from a lawsuit brought by Earthjustice on behalf of the Sierra Club and the Natural Resources Defense Council under the CAA. The consent decree requires the following: 1) within 16 months of the consent decree entry, EPA must issue area designations for areas containing non-retiring facilities that either emitted more than 16,000 tons of SO2 in 2012 or emitted more than 2,600 tons with an emission rate of 0.45 lbs/MMBTU or higher in 2012; 2) by December 2017, EPA must issue designations for areas for which states have not adopted a new monitoring network under the proposed data requirements rule; and (3) by December 2020, EPA must issue designations for areas for which states have adopted a new monitoring network under the proposed data requirements rule.  SJGS and Four Corners SO2 emissions are below the tonnages set forth in 1) above. EPA regions sent out letters to state environmental agencies explaining how EPA plans to implement the consent decree.  The letters outline the schedule that EPA expects states to follow in moving forward with new SO2 non-attainment designations. NMED did not receive a letter.

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

In January 2010, EPA announced it would strengthen the 8-hour ozone standard by setting a new standard in a range of 60-70 parts per billion (“ppb”). On December 17, 2014, EPA published a proposed rule that would revise the NAAQS for ground level ozone. The rule would reduce the current primary 8-hour ozone NAAQS from 75 ppb to between 70 and 65 ppb. EPA is

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

proposing a secondary standard to provide protection against cumulative exposures that can damage plants and trees. To achieve this level of protection, EPA is proposing to set an 8-hour secondary standard at a level within the range of 65 to 70 ppb. According to EPA, 2011-2013 ozone ambient air monitoring data indicates that Bernalillo, Dona Ana, Eddy, and San Juan counties in New Mexico exceed a 70 ppb ozone concentration. In addition, Lea, Luna, Santa Fe, and Valencia counties exceed the 65 ppb ozone concentration. Counties that exceed the ozone NAAQS would be designated as nonattainment for ozone. NMED would have responsibility for bringing those counties into compliance and would look at all sources of NOx and volatile organic compounds since these are the pollutants that form ground-level ozone. As a result, SJGS could be required to install further controls to meet a new ozone NAAQS. PNM cannot predict the outcome of this matter, the impact of other potential environmental mitigations, or if additional controls would be required at any of its affected facilities as a result of ozone non-attainment designation. EPA is under a court order to finalize the ozone standard by October 1, 2015.
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
In May 2010, PNM filed a petition with the federal district court seeking a judicial determination on a dispute relating to PNM’s mercury controls. NMED and plaintiffs sought to require PNM to implement additional mercury controls. PNM estimated the implementation would increase annual mercury control costs for the entire station, which are currently $0.7 million, to a total of $6.6 million. On March 23, 2014, the court entered a stipulated order reflecting an agreement reached by the parties. Under the stipulated order, PNM was required to repeat the mercury study required under the Consent Decree using sorbent traps instead of the continuous emissions monitoring system used in the initial study. The results of the mercury study would establish the activated carbon injection rate that maximizes mercury removal at SJGS, as required under the Consent Decree. PNM completed stack testing and submitted the study report to NMED and the plaintiffs in December 2014. Based on PNM’s cost/benefit analysis, PNM recommended that the carbon injection not be increased from its current level. On March 18, 2015, NMED and the plaintiffs approved PNM’s recommendation for the activated carbon injection rate. The NSR permit issued by NMED on May 14, 2015 incorporates this operational parameter as a permit condition.
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

Four Corners Clean Air Act Lawsuit
In October 2011, Earthjustice, on behalf of several environmental organizations, filed a lawsuit in the United States District Court for the District of New Mexico against APS and the other Four Corners participants alleging violations of the NSR provisions of the CAA and NSPS violations. The parties have agreed on terms of a settlement. The terms of the settlement do not have a material impact on PNM.  On June 24, 2015, the United States Department of Justice (“DOJ”) lodged the executed consent decree with the United States District Court for the District of New Mexico. On that same day, DOJ also published notice of the filing in the Federal Register, which opened a 30-day period for public comment. The settlement would resolve claims by the government and environmental plaintiffs that the co-owners violated the CAA by modifying Four Corners Units 4 and 5 without first obtaining a pre-construction permit from EPA. The settlement would require installation of pollution control technology and implementation of other measures to reduce SO2 and NOx emissions from the two units, although installation of much of this equipment was already planned in order to comply with EPA's Regional Haze Rule BART requirements. The settlement would also require Four Corners co-owners to pay a civil penalty of $1.5 million and spend $6.2 million for certain environmental mitigation projects to benefit the Navajo Nation. PNM would be responsible for 13% of these costs based on its ownership interest in the units at the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

time of the alleged violations, which PNM recorded in 2014. At the end of the 30-day comment period, the United States will file a motion with the Court to advise the court of any comments received and of the United States’ position as to whether the proposed decree should be approved and entered by the court.

Four Corners Coal Mine

In 2012, several environmental groups filed a lawsuit in federal district court against the OSM challenging OSM’s 2012 approval of a permit revision which allowed for the expansion of mining operations into a new area of the mine that serves Four Corners (“Area IV North”). In April 2015, the court issued an order invalidating the permit revision, thereby prohibiting mining in Area IV North until OSM takes action to cure the defect in its permitting process identified by the court. APS has indicated that the owner of the mine does not anticipate any near-term interruption of coal supply to the plant as a result of the suspension of mining in Area IV North. PNM cannot predict the time period that will be required for OSM’s further permitting process to be completed or whether the outcome of the process will be sufficient to allow the permit to be reinstated.

WEG v. OSM NEPA Lawsuit

In February 2013, WEG filed a Petition for Review in the United States District Court of Colorado against OSM challenging federal administrative decisions affecting seven different mines in four states issued at various times from 2007 through 2012.  In its petition, WEG challenges several unrelated mining plan modification approvals, which were each separately approved by OSM.  Of the fifteen claims for relief in the WEG Petition, two concern SJCC’s San Juan mine.  WEG’s allegations concerning the San Juan mine arise from OSM administrative actions in 2008.  WEG alleges various NEPA violations against OSM, including, but not limited to, OSM’s alleged failure to provide requisite public notice and participation, alleged failure to analyze certain environmental impacts, and alleged reliance on outdated and insufficient documents.  WEG’s petition seeks various forms of relief, including a finding that the federal defendants violated NEPA by approving the mine plans, voiding, reversing, and remanding the various mining modification approvals, enjoining the federal defendants from re-issuing the mining plan approvals for the mines until compliance with NEPA has been demonstrated, and enjoining operations at the seven mines. SJCC intervened in this matter. The court granted SJCC’s motion to sever its claims from the lawsuit and transfer venue to the United States District Court for the District of New Mexico. Legal briefing is complete. The matter has been stayed until August 21, 2015 by the court so that the parties can engage in settlement negotiations. If WEG ultimately obtains the relief it has requested, such a ruling could require significant expenditures to reconfigure operations at the San Juan mine, impact the production of coal, and impact the economic viability of the San Juan mine and SJGS. PNM cannot currently predict the outcome of this matter or the range of its potential impact.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The final rule allows multiple compliance options and considerations for site specific conditions and the permit writer is granted a significant amount of discretion in determining permit requirements, schedules, and conditions. To minimize impingement mortality, the rule provides operators of facilities, such as SJGS and Four Corners, seven options for meeting Best Technology Available (“BTA”) standards for reducing impingement. SJGS has a closed-cycle recirculating cooling system which is a listed BTA and may also qualify for the “de minimis rate of impingement” based on the design of the intake structure. To minimize entrainment mortality, the permitting authority must establish the BTA for entrainment on a site-specific basis, taking into consideration an array of factors, including endangered species and social costs and benefits. Affected sources must submit source water baseline characterization data to the permitting authority to assist in the determination. Compliance deadlines under the rule are tied to permit renewal and will be subject to a schedule of compliance established by the permitting authority. The renewal date for the SJGS National Pollutant Discharge Elimination System (“NPDES”) permit is March 31, 2016; however, additional time to submit the application may be allowed by the NPDES permit writer. Because of the discretion afforded to EPA with respect to entrainment requirements, PNM is unable to predict the outcome of this matter or a range of the potential costs of compliance. However, the costs are not expected to be material. APS is currently in discussions with EPA Region 9, the NPDES permit writer for Four Corners, to determine the scope of the impingement and entrainment requirements, which will, in turn, determine APS’s costs to comply with the rule. APS has indicated that it does not expect such costs to be material.

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
Coal Combustion Byproducts Waste Disposal
CCBs consisting of fly ash, bottom ash, and gypsum from SJGS are currently disposed of in the surface mine pits adjacent to the plant. SJGS does not operate any CCB impoundments. The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department currently regulates mine placement of ash with federal oversight by the OSM. APS disposes of CCBs in ash ponds and dry storage areas at Four Corners.  Ash management at Four Corners is regulated by EPA and the New Mexico State Engineer’s Office.
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

On December 19, 2014, EPA issued its coal ash rule, including a non-hazardous waste determination for coal ash. Coal ash will be regulated as a solid waste under Subtitle D of RCRA. The rule does not cover mine placement of coal ash and OSM is expected to publish a rule covering mine placement in 2015. It is expected that OSM will be influenced by EPA’s rule. Because the rule is promulgated under Subtitle D, it does not require regulated facilities to obtain permits, does not require the states to adopt and implement the new rules, and is not within EPA’s enforcement jurisdiction. Instead, the rule’s compliance mechanism is for a state or citizen group to bring a RCRA citizen suit in federal district court against any facility that is alleged to be in non-compliance with the new requirements. EPA published the final CCB rule in the Federal Register on April 17, 2015. PNM is continuing to review the rule to fully understand its implications, but does not expect it to have a material impact on PNM’s operations, financial position, or cash flows.

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

Hazardous Air Pollutants (“HAPs”) Rulemaking

In December 2011, the EPA issued its final Mercury and Air Toxics Standards (“MATS”) to reduce emissions of heavy metals, including mercury, arsenic, chromium, and nickel, as well as acid gases, including hydrochloric and hydrofluoric gases, from coal and oil-fired electric generating units with a capacity of at least 25 MW. Existing facilities were required to comply with the MATS rule by April 16, 2015, unless the facility was granted a 1-year extension under CAA section 112(i)(3). PNM has control technology on each of the four units at SJGS that provides 99% mercury removal efficiency. The plant is in compliance with the MATS and no changes at SJGS are anticipated as a result of the Supreme Court action. Therefore, PNM did not request an extension and began complying with the MATS rule by the date specified in the rule. APS has determined that no additional equipment will be required at Four Corners Units 4 and 5 to comply with the rule.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On June 29, 2015, the United States Supreme Court issued its decision overturning the MATS rule. The justices ruled that EPA should have taken costs to utilities and others in the power sector into consideration before issuing the MATS rule. The case is now remanded to the D.C. Circuit for further proceedings consistent with the opinion.

Other Commitments and Contingencies
Coal Supply
SJGS
The coal requirements for SJGS are currently being supplied by SJCC, a wholly owned subsidiary of BHP. In addition to coal delivered to meet the current needs of SJGS, PNM prepays SJCC for certain coal mined but not yet delivered to the plant site. At June 30, 2015 and December 31, 2014, prepayments for coal, which are included in other current assets, amounted to $41.9 million and $37.3 million. SJCC holds certain federal, state, and private coal leases and has an underground coal sales agreement (“UG-CSA”) to supply processed coal for operation of SJGS through 2017. The parties to the UG-CSA are SJCC, PNM, and Tucson. Under the UG-CSA, SJCC is reimbursed for all costs for mining and delivering the coal, including an allocated portion of administrative costs, and receives a return on its investment. BHP Minerals International, Inc. has guaranteed the obligations of SJCC under the UG-CSA. The UG-CSA contemplates the delivery of coal that would supply substantially all the requirements of SJGS through December 31, 2017.
In conjunction with the activities undertaken to comply with the CAA for SJGS, as discussed above, PNM and the other owners of SJGS evaluated alternatives for the supply of coal to SJGS after the expiration of the current coal sales agreement. As discussed under SJGS Ownership Restructuring Matters above, the Resolution and the non-binding term sheet approved by the SJGS Coordination Committee on June 26, 2014 recognize that prior to executing a binding restructuring agreement relating to the ownership of SJGS, the remaining participants would need to have greater certainty in regard to the cost and availability of fuel for SJGS for the period after December 31, 2017. The remaining participants began the process of negotiating agreements concerning future fuel supply for SJGS. On October 1, 2014, the San Juan Fuels Committee approved a resolution authorizing an amendment to the UG-CSA. The amendment provided for the negotiation of a potential purchase transaction for the mine assets by one or more of the utilities, an affiliate, or another entity agreed to by the parties to be consummated on or before December 31, 2016. The amendment, which was effective as of October 2, 2014, also released the parties from the obligation to negotiate an extension of the UG-CSA, but does not impact the utilities’ option to purchase the mining assets at the end of the current contract term if the purchase transaction is not completed.

Following extensive negotiations among the SJGS participants, the owner of SJCC, and third-party miners, substantially final, unexecuted forms of agreements were negotiated under which the ownership of SJCC would transfer to a new third-party miner and PNM would enter into a new Coal Supply Agreement (“CSA”) and agreements for CCB disposal and mine reclamation services with SJCC on or about January 1, 2016. On May 1, 2015, PNM filed a notice of submittal of confidential, substantially final, unexecuted copies of the CSA, the mine reclamation agreement, and the CCB disposal agreement with the NMPRC. Effectiveness of the agreements would be dependent upon the closing of the purchase of SJCC by the new third-party miner and the finalization of the RA and other agreements, which along with regulatory approvals are necessary for the restructuring of ownership in SJGS to be consummated. On May 14, 2015, PNM and Westmoreland Coal Company (“Westmoreland”) entered into a letter agreement whereby each party agreed to enter into and deliver the CSA, the mine reclamation agreement, and the CCB disposal agreement on terms substantially in the form submitted to the NMPRC on May 1, 2015.

The NMPRC issued an order on May 27, 2015 requiring that PNM file executed agreements related to coal supply by July 1, 2015. On July 1, 2015, PNM and Westmoreland entered into the CSA, pursuant to which Westmoreland would supply all of the coal requirements of SJGS through June 30, 2022, under substantially the same terms as were contemplated by the unexecuted CSA with SJCC filed with the NMPRC on May 1, 2015. PNM and Westmoreland also entered into agreements under which Westmoreland will provide CCB disposal and mine reclamation services. Contemporaneous with the entry into the coal-related agreements, Westmoreland entered into a stock purchase agreement on July 1, 2015 that provides that Westmoreland will acquire all of the capital stock of SJCC. Upon closing under the stock purchase agreement, Westmoreland’s rights and obligations under the CSA and the agreements for CCB disposal and mine reclamation services will be assigned to SJCC. PNM and Westmoreland also entered into an agreement to terminate the May 14, 2015 letter agreement. In addition, PNM, TEP, SJCC, and SJCC’s owner

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

entered into an agreement to terminate the existing UG-CSA upon the effective date of the new CSA. The CSA and related agreements will become effective upon the closing of that stock purchase agreement and the effectiveness of the RA. If the CSA does not become effective, the UG-CSA would remain in effect through its contractual expiration on December 31, 2017. The CSA and related agreements were filed with the NMPRC on July 1, 2015.

Pricing under the CSA would primarily be fixed, adjusted to reflect general inflation. The pricing structure takes into account that SJCC has been paid for coal mined but not delivered, as discussed above. PNM would have the option to extend the CSA, subject to negotiation of the term of the extension and compensation to the miner. The RA sets forth terms under which PNM will supply coal to the SJGS exiting participants for the period from January 1, 2016 through December 31, 2017 and to the SJGS remaining participants over the term of the CSA. PNM anticipates that coal costs under the CSA will be significantly less than under the current arrangement with SJCC. Since substantially all coal costs are passed through PNM’s FPPAC, the benefit of the reduced costs and the economic benefits of the coal inventory arrangement with the exiting owners, which is discussed above, would be passed through to PNM’s customers.

It is currently anticipated that the CSA and the RA would become effective contemporaneously on January 1, 2016. PNM cannot predict if all of the necessary requirements will be satisfied and all approvals obtained in order for these agreements to become effective.

Four Corners
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
Coal Mine Reclamation
In 2013, PNM updated its study of the final reclamation costs for both the surface mines that previously provided coal to SJGS and the current underground mine providing coal and revised its estimates of the final reclamation costs. This estimate reflects that, with the proposed shutdown of SJGS Units 2 and 3 described above, the mine providing coal to SJGS will continue to operate through 2053, the anticipated life of SJGS. The current estimate for decommissioning the Four Corners mine reflects the operation of the mine through 2031, the term of the new coal supply agreement. Based on the 2014 estimates, remaining payments for mine reclamation, in future dollars, are estimated to be $56.5 million for the surface mines at both SJGS and Four Corners and $93.3 million for the underground mine at SJGS as of June 30, 2015. At June 30, 2015 and December 31, 2014, liabilities, in current dollars, of $25.4 million and $25.7 million for surface mine reclamation and $9.1 million and $8.6 million for underground mine reclamation were recorded in other deferred credits. On June 1, 2012, the SJGS owners entered into a trust funds agreement to provide funding to compensate SJCC for post-term reclamation obligations under the UG-CSA. As part of the restructuring of SJGS ownership (See SJGS Ownership Restructuring Matters above), SJGS owners and PNMR Development have negotiated the terms of an amended agreement to provide funding to compensate SJCC for post-term reclamation obligations under the CSA. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable trust, and periodically deposit funding into the trust for the owner’s share of the mine reclamation obligation. Deposits, which are based on funding curves, must be made on an annual basis. PNM funded $1.0 million in 2014, $0.3 million in 2013, and $3.5 million in 2012. As part of the restructuring of SJGS ownership discussed above, the SJGS participants agreed to adjusted interim trust funding levels for 2015 and 2016. PNM anticipates funding approximately $4.0 million in 2015 and $5.0 million in 2016 based on the interim funding requirements.
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
Four Corners Severance Tax Assessment

On May 23, 2013, the New Mexico Taxation and Revenue Department (“NMTRD”) issued a notice of assessment for coal severance surtax, penalty, and interest totaling approximately $30 million related to coal supplied under the coal supply agreement for Four Corners. PNM’s share of any amounts paid related to this assessment would be approximately 9.4%, all of which would be passed through PNM’s FPPAC. For procedural reasons, on behalf of the Four Corners co-owners, including PNM, the coal supplier made a partial payment of the assessment and immediately filed a refund claim with respect to that partial payment in August 2013. NMTRD denied the refund claim. On December 19, 2013, the coal supplier and APS, on its own behalf and as operating agent for Four Corners, filed a complaint in the New Mexico District Court contesting both the validity of the assessment and the refund claim denial. On June 30, 2015, the court ruled that the assessment was not valid and further ruled that APS and the other Four Corners co-owners receive a refund of all of the contested amounts previously paid under the applicable tax statute. NMTRD has indicated it intends to appeal the decision. PNM cannot predict the timing or outcome of this litigation. However, PNM does not expect the outcome to have a material impact on its financial position, results of operations, or cash flows.

PVNGS Liability and Insurance Matters
Public liability for incidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan. In accordance with the Price-Anderson Act, the PVNGS participants have insurance for public liability exposure for a nuclear incident totaling $13.4 billion per occurrence. Commercial insurance carriers provide $375 million and $13.0 billion is provided through a mandatory industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the program exceed the accumulated funds, PNM could be assessed retrospective premium adjustments. Based on PNM’s 10.2% interest in each of the three PVNGS units, PNM’s maximum potential retrospective premium assessment per incident for all three units is $38.9 million, with a maximum annual payment limitation of $5.7 million.

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
Rights-of-Way Matter

On January 28, 2014, the County Commission of Bernalillo County, New Mexico passed an ordinance requiring utilities to enter into a use agreement and pay a yet to be determined fee as a condition to installing, maintaining, and operating facilities on county rights-of-way. The fee is purported to compensate the county for costs of administering, maintaining, and capital improvements to the rights-of-way. On February 27, 2014, PNM and other utilities filed a Complaint for Declaratory and Injunctive Relief in the United States District Court for the District of New Mexico challenging the validity of the ordinance. The court denied the utilities’ motion for judgment. The court further granted the County’s motion to dismiss the state law claims. The utilities filed an amended complaint reflecting the two federal claims remaining before the federal court. The utilities also filed a complaint in Bernalillo County, New Mexico District Court reflecting the state law counts dismissed by the federal court. In subsequent briefing in federal court, the County filed a motion for judgment on one of the utilities’ claims, which was granted by the court, leaving a claim regarding telecommunications service as the remaining federal claim. This matter is ongoing in state court. The utilities and Bernalillo County reached a standstill agreement whereby the County would not take any enforcement action against the utilities pursuant to the ordinance during the pendency of the litigation, but not including any period for appeal of a judgment, or upon 30 days written notice by either the County or the utilities of their intention to terminate the agreement. If the challenges to the ordinance are unsuccessful, PNM believes any fees paid pursuant to the ordinance would be considered franchise fees and would be recoverable from customers. PNM is unable to predict the outcome of this matter or its impact on PNM’s operations.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In a separate matter, in September 2012, 43 landowners claiming to be Navajo allottees filed a notice of appeal with the BIA appealing a March 2011 decision of the BIA Regional Director regarding renewal of a right-of-way for a PNM transmission line. The allottees, many of whom are also allottees in the above matter, generally allege that they were not paid fair market value for the right-of-way, that they were denied the opportunity to make a showing as to their view of fair market value, and thus denied due process. On January 6, 2014, PNM received notice that the BIA, Navajo Region, requested a review of an appraisal report on 58 allotment parcels. After review, the BIA concluded it would continue to rely on the values of the original appraisal. On March 27, 2014, while this matter was stayed, the allottees filed a motion to dismiss their appeal with prejudice.  On April 2, 2014, the allotees’ appeal was dismissed with prejudice. Subsequent to the dismissal, PNM received a letter from counsel on behalf of what appears to be a subset of the 43 landowner allottees involved in the appeal, notifying PNM that the specified allottees were revoking their consents for renewal of right of way on six specific allotments.  On January 22, 2015, PNM received a letter from the BIA Regional Director identifying ten allotments with rights-of-way renewals that were previously contested.  The letter indicated that the renewals were not approved by the BIA because the previous consent obtained by PNM was later revoked, prior to BIA approval, by the majority owners of the allotments. It is the BIA Regional Director’s position that PNM must re-obtain consent from these landowners. On July 13, 2015, PNM filed a condemnation action in the United States District Court for the District of New Mexico regarding the approximately 15.49 acres of land at issue. PNM cannot predict the outcome of this litigation.

(12)	Regulatory and Rate Matters

The Company is involved in various regulatory matters, some of which contain contingencies that are subject to the same uncertainties as those described in Note 11. Additional information concerning regulatory and rate matters is contained in Note 17 of the Notes to Consolidated Financial Statements in the 2014 Annual Reports on Form 10-K.
PNM

2014 Electric Rate Case

On December 11, 2014, PNM filed an application for revision of electric retail rates based upon a calendar year 2016 future test year (“FTY”) period. The application proposed a revenue increase of $107.4 million, effective January 1, 2016. PNM’s proposed ROE was 10.5%. The requested base rate increase, combined with other rate changes, represented an average bill increase of 7.69%. PNM requested this increase to account for infrastructure investments made since the last rate case and investments needed in the next two years to provide reliable service to PNM’s retail customers, as well as to reflect the declining sales growth in PNM’s service territory. The primary driver of PNM’s identified revenue deficiency, accounting for approximately 92% of the rate increase, was related to infrastructure investments and the recovery of those investment dollars, including depreciation. PNM’s success with energy efficiency programs was a contributing factor to the decline in PNM’s energy sales since the last rate case and accounted for the balance of the rate increase after accounting for offsetting cost reductions. PNM proposed several changes to rate design to establish fair and equitable pricing across rate classes and to better align cost recovery with cost causation. Specific rate design proposals included increased customer and demand charges, a revenue decoupling pilot program applicable to residential and small power customers, an access charge to customers installing distributed generation systems after December 31, 2015, a re-allocation of revenue among PNM’s customer classes, a new economic development rate, and continuation of PNM’s renewable energy rider. Several parties filed briefs, which alleged that PNM’s application was incomplete and challenged the distributed generation charge, as well as other aspects of PNM’s filing. PNM filed a response brief addressing these matters.

On April 17, 2015, the Hearing Examiner in the case issued an Initial Recommended Decision to the NMPRC recommending that the NMPRC find PNM’s application incomplete and reject it on the grounds that it does not comply with the FTY rule. The Hearing Examiner cited procedural defects in the filing, including a lack of fully functional electronic files and appropriate justification of certain costs in the future test year period. The Hearing Examiner recommended that PNM be granted the ability to keep the calendar year 2016 future test period and that PNM could reapply for a general rate increase by remedying the files and providing other supporting documents. PNM did not agree with the Hearing Examiner’s Initial Recommended Decision and filed exceptions on April 30, 2015. PNM’s exceptions argued that PNM substantively met the filing requirements of the applicable New Mexico Statutes and NMPRC Rules, the Initial Recommended Decision established an unreasonable standard for future test year filing requirements, and the recommendations placing limits on the timing of the test period relative to the base period effectively nullified the future test year statute.  PNM further argued that its application should be suspended, rather than dismissed. On May 13, 2015, the NMPRC voted to accept the Initial Recommended Decision regarding the completeness of PNM’s application

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and dismissed PNM’s application. This NMPRC order did not address the Hearing Examiner’s recommendation regarding when a future test period could begin relative to a rate case application date.

On May 27, 2015, the NMPRC approved an order that defines a FTY as a period that begins no later than 45 days following the filing of an application to increase rates. PNM disagrees with the interpretation adopted by the NMPRC and believes that the correct interpretation of the New Mexico FTY statute allows a FTY to begin up to 13 months after the filing of an application.

On June 25, 2015, PNM filed a Notice of Appeal to the New Mexico Supreme Court, challenging the NMPRC’s June 3, 2015 written order. There is no required timeframe for the New Mexico Supreme Court to act on PNM’s appeal. Two other utilities have filed separate notices of appeals with the Supreme Court and ABCWUA filed a notice of cross appeal. On July 15, 2015, the NMPRC filed its Motion for Stay of Proceeding at Supreme Court and for Remand of Jurisdiction, seeking the ability to conduct a rulemaking process on the definition and parameters of a FTY for rate cases. PNM opposes the motion. Responses to the motion are due August 17, 2015. On July 31, 2015, PNM and the NMPRC filed a joint motion for a limited 30-day stay and remand of PNM’s appeal so that the NMPRC can reconsider its FTY order in PNM’s 2014 rate case; this motion is opposed by ABCWUA.

Based on the above NMPRC rulings, PNM currently anticipates filing, in the third quarter of 2015, a new application with the NMPRC to increase rates. The contemplated rate request would be updated to include current circumstances. New rates would be expected to become effective in the third quarter of 2016.

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

PNM filed its 2015 renewable energy procurement plan on June 2, 2014. The plan meets RPS and diversity requirements within the RCT in 2015 and 2016. PNM’s proposed new procurements included the construction by December 31, 2015 of 40 MW of PNM-owned solar PV facilities at a cost of $79.3 million. The proposed 40 MW solar facilities are identified as being a cost-effective resource in PNM’s application to retire SJGS Units 2 and 3 (Note 11). A stipulated settlement was approved by the NMPRC on November 26, 2014. Under the agreement, the costs of the 40 MW of solar would be included in base rates rather than through PNM’s renewable energy rider and have been included in rates requested in the 2014 Electric Rate Case discussed above. In addition, PNM would be required to make additional renewable energy procurements in the event that the prior year’s actual renewable energy procurements did not meet the RPS for that year based on actual retail sales and the actual RCT at a not-to-exceed price of $3.00 per MWh in 2013 and 2014. In the fourth quarter of 2014 and the second quarter of 2015, PNM procured the additional renewable resources to meet the 2013 and 2014 RPS requirement for $0.1 million and less than $0.1 million. The parties also agreed to have additional discussions to attempt to reach agreement on RPS and large customer adjustment calculations to be used in future PNM renewable procurement plans.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM filed its 2016 renewable energy procurement plan on June 1, 2015. The plan meets RPS and diversity requirements within the RCT in 2016 and 2017. The plan does not propose any significant new procurements. A public hearing on the 2016 procurement plan is scheduled to begin on September 1, 2015 and an order from the NMPRC is expected by November 30, 2015.
PNM is recovering certain renewable procurement costs from customers through a rate rider. See Renewable Energy Rider below.
Renewable Energy Rider
The NMPRC has authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per KWh basis. The rider will terminate upon a final order in PNM’s next electric rate case unless the NMPRC authorizes PNM to continue it. As a separate component of the rider, if PNM’s earned return on jurisdictional equity in a calendar year, adjusted for weather and other items not representative of normal operations, exceeds 10.5%, PNM would be required to refund the amount over 10.5% to customers during May through December of the following year. PNM made filings with the NMPRC demonstrating that it had not exceeded the 10.5% return for 2013 and 2014 on April 1, 2014 and April 1, 2015. PNM recorded revenues from the rider of $34.3 million in 2014. In PNM’s 2015 renewable energy procurement plan case, the NMPRC approved a rate, which is designed to collect $44.7 million in 2015. On February 27, 2015, PNM filed a notice to reduce the amount to be collected during 2015 to $43.0 million, reflecting a reconciliation of expenses and revenues under the rider during 2014 and updated cost estimates for 2015. The rate reduction was due to an over-collection in 2014 that primarily resulted from lower than projected generation of geothermal renewable energy. The revision was implemented on April 27, 2015. PNM proposes to recover $42.4 million through the rider in 2016 in its 2016 renewable energy procurement plan.
Energy Efficiency and Load Management
Program Costs

Public utilities are required by the Efficient Use of Energy Act to achieve specified levels of energy savings and to obtain NMPRC approval to implement energy efficiency and load management programs. In 2013, this act was amended to set an annual program budget equal to 3% of an electric utility’s annual revenue. PNM’s costs to implement approved programs are recovered through a rate rider. In 2013, this act was amended to set an annual program budget equal to 3% of an electric utility’s annual revenue.

On October 6, 2014, PNM filed an energy efficiency program application for programs proposed to be offered beginning in June 2015. The filing included proposed program costs of $25.8 million plus a proposed profit incentive. The proposed energy efficiency budget and plan are consistent with the 2013 amendments to the Efficient Use of Energy Act. PNM and the NMPRC staff filed a stipulation on January 30, 2015. A public hearing on the stipulation was held in February 2015. The Hearing Examiner issued a Certification of Stipulation on April 10, 2015 recommending that the NMPRC approve the stipulation in its entirety and to allow PNM to continue recovering the incentive contemporaneously with program costs. On April 29, 2015, the NMPRC approved the certification. Upon approval, the stipulation established program budgets and the incentive amounts discussed below.

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
San Juan Generating Station Units 2 and 3 Retirement
On December 20, 2013, PNM filed an application at the NMPRC to retire SJGS Units 2 and 3 on December 31, 2017. On October 1, 2014, PNM and certain parties to the case filed a stipulation with the NMPRC proposing a settlement of this case. Other parties are opposing the stipulated agreement. The Hearing Examiner issued a Certification of Stipulation on April 8, 2015 that recommends rejection of the agreement as proposed, and recommended several modifications to the agreement. Additional information concerning the NMPRC filing, including a summary of the terms of the stipulation and certification, is set forth in Note 11. PNM anticipates an order from the NMPRC in the fourth quarter of 2015. PNM will also make an application at FERC to seek approval of the restructured SJGS participation agreements. PNM is unable to predict the outcome of these matters.
Four Corners Right of First Refusal

On February 17, 2015, PNM received notice from EPE that EPE has entered into an agreement to sell its 7% interest in Four Corners to APS, thereby triggering PNM’s ability to exercise its right of first refusal (“ROFR”) to acquire a portion of EPE’s interest in Four Corners. PNM notified the NMPRC about receipt of the notice and advised the NMPRC that PNM does not intend to exercise its rights under the ROFR. The ROFR expired unexercised 120 days from the date of the notice.
Application for Certificate of Convenience and Necessity

On June 30, 2015, PNM filed an application for a CCN for a 187 MW gas plant to be located at SJGS. This resource was identified as a replacement resource in PNM’s application to retire SJGS Units 2 and 3. PNM estimates the cost of the facility to be $133.2 million. PNM identified the necessary in-service date to be in the first half of 2018. On July 9, 2015, a party filed a motion to consolidate this case with the SJGS Unit 2 and 3 retirement case. The NMPRC has not yet acted on PNM’s application or on the motion. PNM cannot predict the outcome of this proceeding.

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

On April 8, 2015, NEC filed a petition for a declaratory order requesting that FERC find that NEC can purchase an unlimited amount of power and energy from third party supplier(s) under the amended PSA. PNM strongly disagrees with NEC’s position. PNM believes that NEC’s position is contrary to both the intent of the amended PSA for PNM to supply NEC’s long-term power requirements and the amended PSA’s provision that expressly disallows termination of the agreement before December 31, 2035. NEC has asked for FERC to act on the petition by September 30, 2015. On May 8, 2015, PNM filed an intervention with FERC requesting that FERC deny NEC’s petition or to proceed with a public hearing if the petition is not denied. On July 16, 2015, FERC issued an order setting the matter for a public hearing concerning the parties’ intent with regard to certain provisions of the PSA, and holding the hearing in abeyance to provide time for settlement judge procedures, which have begun. PNM is unable to predict the outcome of this matter.

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
In conjunction with the termination of PNM’s electric service agreement with Gallup, Gallup purchased substations and associated transmission facilities owned by PNM that had been used solely to provide service to Gallup. This sale resulted in a gain of $1.1 million, which PNM recorded in other income during the three months ended June 30, 2015.
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
The PUCT adopted a rule on August 15, 2013 creating a non-standard metering service for retail customers choosing to decline standard metering service via an advanced meter. The cost of providing non-standard metering service is to be borne by opt-out customers through an initial fee and ongoing monthly charge. On June 20, 2014, the PUCT approved a settlement permitting TNMP to recover $0.2 million in costs through initial fees ranging from $63.97 to $168.61 and ongoing annual expenses of $0.5 million collected through a $36.78 monthly fee. The settlement presumes up to 1,081 consumers will elect the non-standard meter service, but preserves TNMP’s rights to adjust the fees if the number of anticipated consumers differs from that estimate. TNMP notified all appropriate customers that they could elect non-standard metering. As of July 24, 2015, 96 customers have made the election. TNMP does not expect the implementation of non-standard metering service to have a material impact on its financial position, results of operations, or cash flows.
Energy Efficiency
TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor, which includes projected program costs, under or over collected costs from prior years, rate case expenses, and performance bonuses (if the programs exceed expectations). On October 25, 2013, the PUCT approved a settlement that permitted TNMP to collect an aggregate of $5.6 million, including a performance bonus for 2012 of $0.7 million, beginning March 1, 2014. On September 11, 2014, the PUCT approved a settlement that permitted TNMP to collect an aggregate of $5.7 million beginning March 1, 2015, including a performance bonus for 2013 of $1.5 million. On May 29, 2015, TNMP filed its 2016 energy efficiency cost recovery factor application with the PUCT requesting recovery of $5.9 million, including a performance bonus of $0.6 million, to be collected beginning March 1, 2016. A hearing on the application is scheduled for August 28, 2015. TNMP records incentive bonuses upon approval by the PUCT.

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
On July 17, 2015, TNMP filed an application to further update its transmission rates to reflect an increase in total rate base of $7.0 million, which would increase revenues by $1.4 million annually. The application is pending before the PUCT.

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

PNMR, PNM, and TNMP are considered related parties as defined under GAAP. PNMR Services Company provides corporate services to PNMR and its subsidiaries in accordance with shared services agreements. The table below summarizes the nature and amount of related party transactions of PNMR, PNM, and TNMP:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Services billings:
PNMR to PNM	$21,340	$22,190	$44,067	$43,256
PNMR to TNMP	6,591	6,963	13,680	14,224
PNM to TNMP	184	133	288	242
TNMP to PNMR	—	—	—	—
Interest billings:
PNMR to TNMP	54	83	133	180
PNMR to PNM	22	—	28	54
PNM to PNMR	26	25	55	51
Income tax sharing payments:
PNMR to PNM	—	—	1,450	—
PNMR to TNMP	—	—	—	—

(15)	Goodwill

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

An entity may choose to perform a quantitative analysis without performing a qualitative analysis and may perform a qualitative analysis for certain reporting units but a quantitative analysis for others. For the annual evaluations performed as of April 1, 2015 and 2014, PNMR utilized a qualitative analysis for the TNMP reporting unit and a quantitative analysis for the PNM reporting unit. For the PNM reporting unit, a discounted cash flow methodology was primarily used to estimate the fair value of the reporting unit. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of long-term growth rates for the business, and determination of appropriate weighted average cost of capital for each reporting unit. Changes in these estimates and assumptions could materially affect the determination of fair value and the conclusion of impairment.

The annual evaluations performed as of April 1, 2015 and 2014 did not indicate impairments of the goodwill of any of PNMR’s reporting units. The April 1, 2015 and 2014 quantitative evaluations indicated the fair value of the PNM reporting unit, which has goodwill of $51.6 million, exceeded its carrying value by approximately 25% and 30%. The last quantitative evaluation performed for the TNMP reporting unit on April 1, 2012 indicated the fair value of the TNMP reporting unit, which has goodwill of $226.7 million, exceeded its carrying value by approximately 26%. Since the April 1, 2015 annual evaluation, there have been no indications that the fair values of the reporting units with recorded goodwill have decreased below the carrying values. Additional information concerning the Company’s goodwill is contained in Note 20 of Notes to Consolidated Financial Statements in the 2014 Annual Reports on Form 10-K.

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

MD&A FOR PNMR

EXECUTIVE SUMMARY
Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 756,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP.
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

PNM filed a general rate case with the NMPRC in December 2014. PNM’s application proposed a revenue increase of $107.4 million, effective January 1, 2016, based on a calendar 2016 future test year (“FTY”) and a ROE of 10.5%. PNM requested this increase to account for infrastructure investments made since its last rate case and investments needed in the next two years to provide reliable service to PNM’s retail customers, as well as to reflect declining sales growth in PNM’s service territory. The infrastructure investments accounted for approximately 92% of the rate increase. PNM’s success with energy efficiency programs was a contributing factor to the decline in sales growth and accounted for the balance of the rate increase after offsetting cost reductions. PNM proposed several changes to rate design to establish fair and equitable pricing across rate classes and to better align cost recovery with cost causation, including an access charge to customers installing distributed generation systems after December 31, 2015.

On April 17, 2015, the Hearing Examiner in the case issued an Initial Recommended Decision to the NMPRC recommending that the NMPRC find PNM’s application incomplete and reject it. The Hearing Examiner did not comment on the validity of PNM’s requested rates, but cited procedural defects in the filing, including a lack of fully functional electronic files and appropriate justification of certain costs in the FTY period. The Hearing Examiner recommended that PNM be granted the ability to keep the calendar year 2016 future test period and that PNM could reapply for a general rate increase by remedying the files and other supporting documents. PNM disagreed with the Hearing Examiner’s Initial Recommended Decision and filed exceptions on April 30, 2015. PNM’s exceptions argued that PNM substantively met the filing requirements of the applicable New Mexico Statutes and NMPRC Rules, the Initial Recommended Decision established an unreasonable standard for FTY filing requirements, and the recommendations placing limits on the timing of the test period relative to the base period effectively nullified the FTY statute.  PNM further argued that its application should be suspended, rather than dismissed. On May 13, 2015, the NMPRC voted to accept the Initial Recommended Decision and dismissed PNM’s application.

In addition, on May 27, 2015, the NMPRC approved an order that defines a FTY as a period that begins no later than 45 days following the filing of an application to increase rates. PNM disagrees with the interpretation adopted by the NMPRC and believes that the correct interpretation of the New Mexico FTY statute allows a FTY to begin up to 13 months after the filing of an application. On June 25, 2015, PNM filed a Notice of Appeal to the New Mexico Supreme Court, challenging the NMPRC’s order. There is no required timeframe for the New Mexico Supreme Court to act on PNM’s appeal. Several other utilities have filed separate notices of appeals with the Supreme Court and one party to PNM’s rate case filed a notice of cross appeal. The NMPRC has requested that the Supreme Court remand the matter back to the NMPRC in order to conduct a rulemaking process on the definition and parameters of a FTY for rate cases.

Based on the above NMPRC rulings, PNM currently anticipates filing, in the third quarter of 2015, a new application with the NMPRC to increase rates. The contemplated rate request would be updated to include current circumstances. New rates would be expected to become effective in the third quarter of 2016. If the NMPRC’s ruling that defines a FTY remains in effect, PNM would likely file more frequent applications for rate increases with the NMPRC.

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

In early 2013, PNM completed rate proceedings for all of its FERC regulated transmission customers and for NEC, its largest generation services customer, which improved PNM’s returns for providing those services. However, the contract to provide power to Gallup, PNM’s second largest customer for wholesale generation services, ended on June 29, 2014. PNM’s general rate case application discussed above included a reallocation of costs among regulatory jurisdictions reflecting the termination of the contract to serve Gallup. PNM has an agreement to supply power to NEC through 2035, which was approved by FERC in April 2013. On April 8, 2015, NEC filed a petition for a declaratory order requesting that FERC find that NEC can purchase an unlimited amount of power and energy from third party supplier(s) under that agreement. PNM strongly disagrees with NEC’s position. PNM believes that NEC’s position is contrary to both the intent for PNM to supply NEC’s long-term power requirements and the agreement’s provision that expressly disallows termination of the agreement before December 31, 2035. NEC has asked for FERC to act on the petition by September 30, 2015. PNM has filed an intervention with FERC requesting that FERC deny NEC’s petition. On July 16, 2015, FERC issued an order setting the matter for a public hearing concerning the parties’ intent with regard to certain provisions of the PSA, and holding the hearing in abeyance to provide time for settlement judge procedures, which have begun. In 2014, monthly billing demand for power supplied to NEC averaged approximately 55 MW and revenues were $28.4 million under the agreement. PNM is unable to predict the outcome of this matter.

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

Business Focus

PNMR strives to create enduring value for customers, communities, and stockholders. PNMR’s strategy and decision-making are focused on safely providing reliable, affordable, and environmentally responsible power in addition to its strategic goals. PNMR works closely with customers, stakeholders, legislators, and regulators to ensure that resource plans and infrastructure investments benefit from robust public dialogue and balance the diverse needs of our communities.

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
In September 2011, TNMP began its deployment of smart meters in homes and businesses across its Texas service area. Through June 30, 2015, TNMP had completed installation of more than 201,000 smart meters, which is approximately 84% of the anticipated total. TNMP’s deployment is expected to be completed in 2016.
As part of the State of Texas’ long-term initiative to create a smart electric grid, installation of smart meters will ultimately give consumers more data about their energy consumption and help them make more informed decisions. TNMP is also installing a new outage management system that will leverage capabilities of the smart meters to enhance TNMP’s responsiveness to outages.

During the 2012 to 2014 period, PNM and TNMP together invested $1,062.8 million in utility plant, including substations, power plants, nuclear fuel, and transmission and distribution systems. In 2012, PNM announced plans for the 40 MW natural gas-fired La Luz peaking generating station to be located near Belen, New Mexico. Construction began in April 2015 and the facility is expected to go into service in late 2015. As discussed below, on June 30, 2015, PNM filed an application for a CCN for a 187 MW gas-fired peaking generating station to be sited at SJGS.

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
Renewable Energy
PNM’s renewable procurement strategy includes utility-owned solar capacity, as well as wind and geothermal energy purchased under PPA’s. As of January 1, 2015, PNM had 67 MW of utility-owned solar capacity, including 23 MW completed in 2014. PNM is currently constructing an additional 40 MW of PNM-owned solar PV facilities, which are contemplated in PNM’s application to retire SJGS Units 2 and 3 discussed below. In addition, PNM purchases power from a customer-owned distributed solar generation program that had an installed capacity of 42 MW at June 30, 2015. PNM also owns the 500 KW PNM Prosperity Energy Storage Project, which uses advanced batteries to store solar power and dispatch the energy either during high-use periods or when solar production is limited. The project features one of the largest combinations of battery storage and PV energy in the nation and involves extensive research and development of smart grid concepts. The facility was the nation’s first solar storage facility fully integrated into a utility’s power grid.
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
These renewable resources are key means for PNM to meet the RPS and related regulations, which require PNM to achieve prescribed levels of energy sales from renewable sources, if that can be accomplished without exceeding the RCT cost limit set by the NMPRC. PNM makes renewable procurements consistent with the plans approved by the NMPRC. PNM’s 2015 renewable energy procurement plan meets RPS and diversity requirements within the RCT in 2015 and 2016. PNM will continue to procure renewable resources while balancing the impact to customers’ bills in order to meet New Mexico’s escalating RPS requirements.
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

Under the terms of the stipulation, PNM would:

•
Retire SJGS Units 2 and 3 at December 31, 2017 and recover, over 20 years, 50% of their undepreciated net book value at that date, after transferring $26 million to SJGS Unit 4, and earn a regulated return on those costs

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

On April 8, 2015, the Hearing Examiner in the case issued a Certification of Stipulation, which recommends that the NMPRC reject the stipulation as proposed. The certification recommends that the abandonment of SJGS Units 2 and 3 be conditionally approved subject to PNM proposing adequate replacement capacity, approval of the CCN for PVNGS Unit 3 at its net book value at January 1, 2018, which is estimated to be $143.5 million ($1,071/KW), approval of recovery of an estimated $128.5 million, representing 50% of the remaining undepreciated investment in SJGS Units 2 and 3, and denial of the CCN for the additional 132 MW of Unit 4 of SJGS. The certification states that PNM may re-apply for a CCN for the 132 MW after it has presented final restructuring and post-2017 coal supply agreements for SJGS. On April 20, 2015, PNM filed exceptions to the certification. PNM argued that the proposed modifications to the stipulation do not balance customer and shareholder interests, upset the balance contained in the stipulation, that the schedule recommended by the Hearing Examiner for PNM to file a replacement plan would effectively preclude the inclusion of the 132 MW of additional SJGS Unit 4 capacity in the replacement plan thereby jeopardizing the restructuring agreement and the continued operation of SJGS to the detriment of customers, and that the Hearing Examiner erred in recommending a lower rate base value for PNM’s share of PVNGS Unit 3. If the NMPRC issues an order that modifies the stipulation, any stipulating party can void the stipulation. The NMPRC can approve, reject, or modify the certification. If the NMPRC were to issue an order adopting all of the modifications to the stipulation recommended by the Hearing Examiner, PNM estimates the net pre-tax regulatory disallowance referenced above would become an amount between $145 million and $155 million.

The December 20, 2013 filing also identified a new 177 MW natural gas-fired generation source and 40 MW of new utility-scale solar generation to replace a portion of PNM’s share of the reduction in generating capacity due to the retirement of SJGS Units 2 and 3. The additional solar capacity is included in PNM’s 2015 renewable procurement strategy (Note 12). On

June 30, 2015, PNM filed an application with the NMPRC for a CCN to construct, own, and operate the additional gas facility, which is now anticipated to be rated at 187 MW, and the treatment of associated costs. PNM requested that the NMPRC establish a schedule that would enable the NMPRC to act upon the application by May 2016.

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

In June 2014, non-binding arrangements were reached among the SJGS owners that identified the participants who would be exiting active participation in SJGS effective December 31, 2017 and participants, including PNM, who would retain an interest in the ongoing operation of one or more units of SJGS. These arrangements provided the essential terms of restructured ownership of SJGS. These arrangements recognized the need to have greater certainty in regard to the economic cost and availability of fuel for SJGS for the period after December 31, 2017. See Coal Supply in Note 11. On January 7, 2015, one of the participants in SJGS Unit 4 notified the other participants that it will not acquire additional MWs in Unit 4, leaving 65 MWs unsubscribed in that unit. Although PNM indicated that it would not acquire any of the unsubscribed MWs, PNMR indicated that PNMR Development would acquire the 65 MWs.

In May 2015, PNMR, PNM, PNMR Development, and the California owners of SJGS Unit 4 entered into an agreement, which provides PNM and PNMR Development options to acquire 132 MW and 65 MW of the Unit 4 capacity currently owned by the California entities in exchange for PNM and PNMR Development funding the capital improvements related to Unit 4 effective as of January 1, 2015. PNMR’s current projection of capital expenditures includes those related to the 65 MW.

On May 1, 2015, PNM filed with the NMPRC a notice of submittal of a confidential, substantially final, unexecuted copy of the San Juan Project Restructuring Agreement (“RA”). The RA sets forth the agreement among the SJGS owners regarding ownership restructuring and contains many of the provisions of the June 2014 arrangements. On December 31, 2017, PNM would acquire 132 MW of the capacity in SJGS Unit 4 from the California owners and PNMR Development would acquire 65 MW of such capacity. The RA is dependent on and would become effective upon the last of the approval by NMPRC, the approval by FERC, the approval of each participant’s board or other decision-making body, and the effective date of a new coal supply agreement for SJGS. PNM’s notice also included the submittal of a confidential, substantially final, unexecuted copy of a new coal supply agreement. The coal supply agreement and the RA will become effective contemporaneously, which is currently anticipated to be on January 1, 2016. Under the RA, PNM would acquire the coal inventory of the exiting SJGS participants on January 1, 2016 and provide coal supply to the exiting participants during the period from January 1, 2016 through December 31, 2017, which arrangement PNM believes will provide economic benefits to PNM. PNM anticipates that coal costs under the CSA will be significantly less than under the current arrangement with SJCC. Since substantially all coal costs are passed through PNM’s FPPAC, the benefit of the reduced costs and the economic benefits of the coal inventory arrangement with the exiting owners will be passed through to PNM’s customers. The RA also includes provisions whereby the exiting owners will make payments to certain of the remaining participants, not including PNM, related to the restructuring.
On May 27, 2015, the NMPRC issued an order requiring PNM to file executed restructuring and coal supply agreements by July 1, 2015, which was subsequently extended to August 1, 2015. On July 1, 2015, PNM filed the executed coal supply and related agreements described under Coal Supply in Note 11 with the NMPRC. On July 1, 2015, PNM also filed partially executed agreements related to restructuring. On July 31, 2015, PNM filed fully executed restructuring agreements.

The NMPRC has designated a facilitator to determine whether an uncontested settlement among some or all of the parties in this case could be accomplished and a mediation process is on-going. A public hearing is scheduled to begin on September 30, 2015. Although PNM expects a decision from the NMPRC in the fourth quarter of 2015, PNM is unable to predict what action the NMPRC will take, whether any party will void the stipulation, or the ultimate outcome of this matter.
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
PNM continues to expand its environmental stakeholder outreach, piloting small environmental stakeholder dialogue groups on key issues such as renewable energy and energy efficiency planning. PNM also employed proactive stakeholder outreach in two key projects – the development of PNM’s renewable energy procurement plans that involved distributed solar energy developers early in the conversation and the siting of the gas-fired La Luz peaking generation facility near Belen, New Mexico, which featured in-depth community involvement and education early in the planning stages of the project. In both cases, highly favorable outcomes were achieved and potentially controversial negative media coverage was avoided.

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
Economic Factors
In the six months ended June 30, 2015, PNM experienced a decrease in weather normalized retail load of 1.2% compared to 2014.  There continue to be signs the New Mexico’s economy is stabilizing. However, economic growth continues to be slow and the economic data provides conflicting indicators. The New Mexico unemployment rate has decreased from the prior year, but is still above the national average. Housing prices in New Mexico increased in the first quarter of 2015 compared to the first quarter of 2014, but Albuquerque’s output has reportedly decreased. In the six months ended June 30, 2015, TNMP’s weather normalized retail load increased 3.5% compared to 2014. Since the recent recession, Texas has fared better than the national average in unemployment. However, employment growth is a stronger predictor of load. Texas’ employment growth rates are well above the national rate, while New Mexico’s employment is showing modest growth.
Results of Operations
A summary of net earnings attributable to PNMR is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(In millions, except per share amounts)
Net earnings attributable to PNMR	$31.7	$29.1	$2.5	$46.0	$41.6	$4.4
Average diluted common and common equivalent shares	80.1	80.2	(0.1)	80.1	80.3	(0.2)
Net earnings attributable to PNMR per diluted share	$0.40	$0.36	$0.04	$0.57	$0.52	$0.05

The components of the change in earnings attributable to PNMR are:

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
	(In millions)
PNM	$1.2	$3.6
TNMP	2.4	3.3
Corporate and Other	(1.0)	(2.4)
Net change	$2.5	$4.4
PNMR’s operational results were affected by the following:

•	Lower retail load at PNM partially offset by higher retail load in at TNMP

•
Rate increases for PNM and TNMP – additional information about these rate increases is provided in Note 17 of the Notes to Consolidated Financial Statements in the 2014 Annual Reports on Form 10-K and Note 12

•	Reduced rent payments upon renewal of leases for PVNGS Unit 1

•	A refund of amounts previously paid under the FERC tariff for gas transportation agreements

•	Net unrealized gains and losses on mark-to-market economic hedges for sales and fuel costs not recoverable under PNM’s FPPAC

•	Fluctuations in prices for sales of power from PVNGS Unit 3

•	Other factors impacting results of operation for each segment are discussed under Results of Operations below
 Liquidity and Capital Resources
The Company has revolving credit facilities that provide capacities for short-term borrowing and letters of credit of $300.0 million for PNMR and $400.0 million for PNM, both of which expire in October 2019. In addition, PNM has a $50.0 million revolving credit facility, which expires in January 2018, with banks having a significant presence in New Mexico and TNMP has a $75.0 million revolving credit facility, which expires in September 2018. Total availability for PNMR on a consolidated basis was $719.7 million at July 24, 2015. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.
The Company projects that its total capital requirements, consisting of construction expenditures and dividends, will total $2,555.5 million for 2015-2019, including amounts expended through June 30, 2015. The construction expenditures include estimated amounts related to environmental upgrades at SJGS to address regional haze and the identified sources of replacement capacity under the revised plan for compliance described in Note 11. The construction expenditures also include additional renewable resources anticipated to be required to meet the RPS, additional peaking resources needed to meet needs outlined in PNM’s current IRP, environmental upgrades at Four Corners, the purchase of the leased portion of the EIP, and the purchase of the assets underlying three of the PVNGS Unit 2 leases at the expiration of those leases. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2015-2019 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements.

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

PNM

The following table summarizes the operating results for PNM:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(In millions)
Electric operating revenues	$275.5	$275.7	$(0.2)	$537.4	$538.4	$(1.0)
Cost of energy	95.7	92.6	3.1	193.6	189.3	4.3
Margin	179.7	183.1	(3.4)	343.8	349.2	(5.4)
Operating expenses	103.5	106.2	(2.7)	207.6	214.0	(6.4)
Depreciation and amortization	29.0	27.0	2.0	57.4	54.1	3.3
Operating income	47.2	49.8	(2.6)	78.8	81.1	(2.3)
Other income (deductions)	9.4	7.6	1.8	17.0	11.4	5.6
Net interest charges	(19.7)	(20.0)	0.3	(39.6)	(39.8)	0.2
Segment earnings before income taxes	36.9	37.4	(0.5)	56.2	52.6	3.6
Income (taxes)	(11.5)	(13.1)	1.6	(17.3)	(17.2)	(0.1)
Valencia non-controlling interest	(3.9)	(3.9)	—	(7.2)	(7.4)	0.2
Preferred stock dividend requirements	(0.1)	(0.1)	—	(0.3)	(0.3)	—
Segment earnings	$21.4	$20.2	$1.2	$31.4	$27.8	$3.6

The following table summarizes the significant changes to electric operating revenues, cost of energy, and margin:

	2014/2015 Change
	Three Months Ended June 30,			Six Months Ended June 30,
	Electric			Electric
	Operating	Cost of		Operating	Cost of
	Revenues	Energy	Margin	Revenues	Energy	Margin
	(In millions)
Customer usage/load	$(1.9)	$—	$(1.9)	$(3.4)	$—	$(3.4)
Weather	(3.7)	—	(3.7)	(4.0)	—	(4.0)
Transmission	(1.4)	(0.1)	(1.3)	(2.2)	—	(2.2)
FPPAC	13.4	13.4	—	22.3	22.3	—
Economy energy service	(0.6)	(0.6)	—	(2.8)	(2.7)	(0.1)
Rio Bravo purchase	—	(1.7)	1.7	—	(3.3)	3.3
Unregulated margin	0.1	(1.0)	1.1	(0.6)	(0.4)	(0.2)
Wholesale contracts	(2.3)	(0.6)	(1.7)	(5.0)	(1.6)	(3.4)
Energy efficiency rider	(0.1)	—	(0.1)	0.4	—	0.4
Renewable energy rider	2.6	1.0	1.6	2.8	1.0	1.8
Net unrealized economic hedges	(3.9)	0.1	(4.0)	(2.6)	0.3	(2.9)
Non-FPPAC off-system activity	(1.1)	(1.4)	0.3	(4.3)	(4.7)	0.4
El Paso Natural Gas Refund	—	(4.2)	4.2	—	(4.2)	4.2
Other	(1.3)	(1.8)	0.5	(1.6)	(2.4)	0.8
Net change	$(0.2)	$3.1	$(3.4)	$(1.0)	$4.3	$(5.4)

The following table shows electric operating revenues by customer class and average number of customers:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(In millions, except customers)
Residential	$94.1	$92.7	$1.4	$200.9	$190.4	$10.5
Commercial	116.8	109.2	7.6	210.6	198.9	11.7
Industrial	19.0	17.3	1.7	35.9	33.1	2.8
Public authority	6.2	6.0	0.2	11.8	11.2	0.6
Economy service	9.4	10.0	(0.6)	17.8	20.6	(2.8)
Other retail	2.6	1.7	0.9	4.1	5.2	(1.1)
Transmission	8.4	9.7	(1.3)	16.5	18.8	(2.3)
Firm-requirements wholesale	7.3	10.4	(3.1)	15.5	21.9	(6.4)
Other sales for resale	16.1	19.1	(3.0)	30.3	41.7	(11.4)
Mark-to-market activity	(4.4)	(0.4)	(4.0)	(6.0)	(3.4)	(2.6)
	$275.5	$275.7	$(0.2)	$537.4	$538.4	$(1.0)
Average retail customers (thousands)	514.3	510.8	3.5	514.0	510.6	3.4
The following table shows GWh sales by customer class:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(Gigawatt hours)
Residential	692.6	731.2	(38.6)	1,478.7	1,506.2	(27.5)
Commercial	987.8	1,005.2	(17.4)	1,822.2	1,873.2	(51.0)
Industrial	232.6	242.7	(10.1)	465.5	482.6	(17.1)
Public authority	57.9	63.1	(5.2)	110.0	114.7	(4.7)
Economy service	200.4	192.1	8.3	396.0	383.6	12.4
Firm-requirements wholesale	102.1	149.4	(47.3)	214.5	310.2	(95.7)
Other sales for resale	547.0	539.0	8.0	1,011.6	1,122.9	(111.3)
	2,820.4	2,922.7	(102.3)	5,498.5	5,793.4	(294.9)

For the three and six months ended June 30, 2015, retail sales were lower compared to 2014 reflecting a continued sluggish economy in New Mexico. In particular, the Albuquerque metropolitan area has lagged the nation in economic recovery. However, there continue to be signs that New Mexico’s economy is stabilizing. Job growth has improved with several local businesses making announcements of new jobs. The New Mexico unemployment rate is 6.4%, compared to the national average of 5.3%, although the New Mexico rate is an improvement from 7.0% in the first quarter of 2014. New Mexico housing prices increased 1.5% in the first quarter of 2015 compared to the first quarter of 2014, but the Brookings Institute has indicated that Albuquerque’s output decreased 0.6% for the quarter. Overall economic growth continues to be slow. In spite of these economic pressures, PNM experienced an increase in the average number of retail customers of 0.7% and 0.7% for the three and six months ended June 30, 2015 compared to 2014. PNM’s weather normalized retail KWh sales were 1.2% lower for the three and six months ended June 30, 2015 compared to 2014, which decreased revenues and margin $1.9 million and $3.4 million in 2015 compared to 2014. Weather negatively impacted revenues and margin $3.7 million and $4.0 million during the three and six months ended June 30, 2015 compared to 2014. For the three months ended June 30, 2015, cooling degree days were 18.2% lower than in 2014. Heating degree days were 1.7% and 0.2% lower for the three and six months ended June 30, 2015 than in 2014. Cooling degree days only have a minor impact on the first quarter of any year, whereas heating degree days only have a minor impact on the second quarter.

For the three and six months ended June 30, 2015, transmission revenues decreased by $1.4 million and $2.2 million and margin decreased by $1.3 million and $2.2 million compared to 2014. These decreases primarily resulted from the expiration of two long-term point-to-point contracts aggregating $0.9 million and $1.9 million for the three and six months ended June 30, 2015 compared to 2014. Lower short-term point-to-point transmission revenues decreased revenues and margin $0.6 million and $0.7 million for the three and six months ended June 30, 2015 compared to 2014. The decreases were partially offset by a May 2014 rate increase under PNM’s formula-based transmission rate case, which increased revenues $0.2 million and $0.5 million during the three and six months ended June 30, 2015.

In April 2014, the NMPRC approved the continuation of PNM’s FPPAC and authorized PNM to recover the remaining under-collected balance in its FPPAC balancing account over 18 months effective July 1, 2014. As a result PNM’s revenues increased in 2015 compared to 2014. These revenue increases were offset in cost of energy with no impact on margin.

PNM provides economy energy services to a major customer. Under this contract, PNM purchases energy on the customer’s behalf and delivers the energy to the customer’s location through PNM’s transmission system. PNM charges the customer for the cost of the energy as a direct pass through to the customer with no impact to PNM’s margin. Although revenue from this customer decreased for the three and six months ended June 30, 2015 compared to 2014, there is only a minor impact on margin, which results from providing ancillary services.

PNM closed on the acquisition of Rio Bravo, formerly known as Delta, on July 17, 2014. Prior to acquiring Rio Bravo, PNM had a 20 year PPA covering all of the output of the facility. PNM accounted for the PPA as an operating lease and recorded fixed and variable costs in cost of energy. As a result of the Rio Bravo acquisition, cost of energy decreased and margin increased $1.7 million and $3.3 million for the three and six months ended June 30, 2015 compared to 2014. The increase in margin is partially offset by increases in operating and depreciation expenses.

Unregulated revenues and margin are primarily associated with PVNGS Unit 3, which currently is not regulated by the NMPRC. Power from PVNGS Unit 3 is sold on the open market. Lower market prices for power in the first quarter of 2015 resulted in revenues being $0.7 million lower for the six months ended June 30, 2015 than in 2014. Lower nuclear fuel costs decreased cost of energy $0.3 million and $0.7 million for the three and six months ended June 30, 2015 compared to 2014. Nuclear spent fuel reimbursements from the DOE decreased cost of energy and increased margin $0.7 million and $1.9 million for the three and six months ended June 30, 2015 compared to 2014. See Note 11. In addition, gas imbalance settlements lowered cost of energy $2.1 million in the six months ended June 30, 2014, which settlements did not recur in 2015.

PNM’s contract with Gallup, its second largest wholesale generation customer, expired on June 29, 2014. For the three months ended June 30, 2015, a $2.9 million decrease in revenues from the Gallup contract was partially offset by an increase in off-system sales of $0.8 million from power that would have otherwise been used to serve Gallup and lower fuel expense of $0.4 million. For the six months ended June 30, 2015, a $6.1 million decrease in revenues from the Gallup contract was partially offset by an increase in off-system sales of $1.4 million and lower fuel expense of $1.3 million. PNM’s rate case application, filed in December 2014, which was subsequently dismissed by the NMPRC, included a reallocation of costs among regulatory jurisdictions reflecting the termination of the contract to serve Gallup. See Note 12.

In August 2012, PNM implemented its renewable energy rider, which recovers certain renewable energy procurement costs to meet the RPS. In January 2015, PNM increased the rate charged under the rider to include PNM-owned solar PV facilities completed in 2014. See Note 12. For the three and six months ended June 30, 2015, this rider increased revenues by $2.6 million and $2.8 million compared to 2014. These revenues include a return on investment of $1.7 million and $3.5 million for the three and six months ended June 30, 2015 compared to $1.2 million and $2.5 million for the three and six months ended June 30, 2014. Cost of energy, reflecting purchase of RECs, decreased $1.0 million for the three and six months ended June 30, 2015 compared to 2014. Revenue and margin from PNM’s energy efficiency rider decreased $0.1 million and increased $0.4 million for the three and six months ended June 30, 2015 compared to 2014. Revenues from these riders also recover incremental operating, depreciation, and interest expenses applicable to these programs.

Changes in unrealized mark-to-market gains and losses resulted from economic hedges for sales and fuel costs not covered under the FPPAC, primarily associated with PVNGS Unit 3. Unrealized losses of $4.4 million for the three months ended June 30, 2015 compared to unrealized losses of $0.4 million for the three months ended June 30, 2014, decreased margin by $4.0 million. Unrealized losses of $6.1 million for the six months ended June 30, 2015 compared to unrealized losses of $3.2 million for the six months ended June 30, 2014, decreased margin by $2.9 million.

Reduced off-system sales and off-system purchases not passed through PNM’s FPPAC decreased revenue $1.1 million and $4.3 million and decreased cost of energy $1.4 million and $4.7 million for the three and six months ended June 30, 2015 compared to 2014. The reductions were due to less power being available for off-system sales, primarily related to SJGS.

In June 2015, PNM negotiated new gas transportation agreements with El Paso Natural Gas, resulting in the refund of previous amounts paid under the FERC tariff and establishing new reduced rates through October 31, 2022.  The refund of previously paid gas transportation costs decreased cost of energy and increased margin $4.2 million for the three and six months ended June 30, 2015.  The newly established rates are anticipated to decrease gas transportation costs approximately $0.8 million on an annual basis.

Changes in revenue, cost of energy, and margin shown as “other” in the table above include a $1.7 million decrease in cost of energy and increase in margin related to the resolution of issues covered by the arbitration with SJCC recorded in the three months ended June 30, 2014, which did not recur in 2015. See Note 16 of the Notes to Consolidated Financial Statements in the 2014 Annual Reports on Form 10-K. As discussed in Note 17 of the Notes to Consolidated Financial Statements in the 2014 Annual Reports on Form 10-K, the NMPRC approved the continuation of PNM’s FPPAC in April 2014. As part of that approval, beginning July 1, 2013, PNM retains 10% of the revenue from off-system sales that would otherwise be passed through the FPPAC. PNM recorded revenue of $1.2 million in the three months ended June 30, 2014, which included amounts from July 1, 2013 through June 30, 2014. For the three and six months ended June 30, 2015, PNM retained revenues of $0.2 million and $0.3 million under this provision.

For the three months ended June 30, 2015, operating expenses decreased $2.7 million compared to 2014. The extension of the PVNGS Unit 1 leases on January 15, 2015, at 50% of the rental amounts that were in effect during the original lease term (Note 6), decreased operating expenses $4.1 million for the three months ended June 30, 2015 compared to 2014. Higher maintenance expenses at PVNGS, Four Corners, and natural gas-fired plants of $0.9 million, $1.3 million, and $1.4 million were partially offset by lower maintenance expenses at San Juan of $0.2 million. Lower pension expense of $0.3 million and higher capitalized administrative and general expenses of $0.7 million, due to increased capital spending, decreased operating expenses for the three months ended June 30, 2015 compared to 2014. In the three months ended June 30, 2014, PNM undertook process improvement initiatives designed to decrease future operating expenses. In connection with those initiatives, PNM incurred costs, primarily related to severances, of $1.8 million that decreased operating expenses for the three months ended June 30, 2015 compared to 2014. The termination of the lease for the 40% interest in the EIP transmission line on April 1, 2015, decreased operating expenses $0.7 million for the three months ended June 30, 2015 compared to 2014. During the three months ended June 30, 2015, PNM concluded that certain costs that were being deferred as regulatory assets were no longer probable of recovery through the ratemaking process and recorded regulatory disallowances of $1.5 million.

For the six months ended June 30, 2015, operating expenses decreased $6.4 million compared to 2014. The reduced rentals on the PVNGS Unit 1 leases decreased operating expenses $7.5 million for the six months ended June 30, 2015 compared to 2014. Higher maintenance expenses at PVNGS, Four Corners, and natural gas-fired plants of $1.6 million, $1.4 million, and $0.6 million increased operating expenses. Lower pension expense of $0.7 million and higher capitalized administrative and general expenses of $1.7 million, due to increased capital spending, reduced operating expenses for the six months ended June 30, 2015 compared to 2014. Process improvement initiatives and the termination of the EIP lease decreased operating expenses $1.8 million and $0.7 million in the six months ended June 30, 2015 compared to 2014. These decreases were partially offset by regulatory disallowances of $1.5 million and higher health care costs of $1.2 million for the six months ended June 30, 2015.

Depreciation and amortization expense increased $2.0 million and $3.3 million for the three and six months ended June 30, 2015 compared to 2014 due to additions to utility plant in service, including the addition of 23 MW of PNM-owned solar PV facilities in late 2014 and the purchase of Rio Bravo in July 2014.

Other income (deductions) increased $1.8 million and $5.6 million for the three and six months ended June 30, 2015 compared to 2014. Pre-tax gains on available-for-sale securities, reflecting performance of the NDT and the trust for coal mine reclamation, increased other income (deductions) $0.9 million and $2.3 million in the three and six months ended June 30, 2015 compared to 2014. Higher fees and taxes on the NDT decreased other income (deductions) by $1.0 million and $1.1 million in the three and six months ended June 30, 2015. Income of $1.1 million and $2.1 million from refined coal (a third-party pre-treatment process) at SJGS increased other income (deductions) for the three and six months ended June 30, 2015 compared to 2014. Higher equity AFUDC of $0.5 million and $1.2 million also increased other income (deductions) in 2015. PNM recognized a gain of $1.1 million in the three months ended June 30, 2015 from the sale to Gallup of substations and associated transmission facilities owned by PNM that had been used solely to provide service to Gallup prior to the termination of PNM’s electric service agreement with Gallup discussed above. For the three and six months ended June 30, 2015 compared to 2014, changes in the amounts of losses on retirements of PVNGS Unit 3 assets decreased other income (deductions) $0.6 million for the three months ended June 30, 2015 compared to 2014, but increased other income (deductions) $0.6 million for the six months ended June 30,

2015. Interest income on PVNGS lessor notes decreased $0.6 million and $1.2 million during the three and six months ended June 30, 2015 compared to 2014 due to lower outstanding principal balances under the notes.

Interest charges decreased $0.3 million and $0.2 million for the three and six months ended June 30, 2015 compared to 2014 due to higher debt AFUDC, partially offset by borrowings under the $175.0 million PNM 2014 Term Loan Agreement entered into in March 2015.

As discussed in Note 13, the Company settled an IRS examination in June 2014. As a result of the settlement, PNM recorded an additional income tax expense of $1.1 million in the three months ended June 30, 2014. This amount partially offsets of an income tax benefit of $1.3 million reflected in the Corporate and Other segment.

TNMP

The following table summarizes the operating results for TNMP:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(In millions)
Electric operating revenues	$77.4	$70.5	$6.9	$148.4	$136.6	$11.8
Cost of energy	18.3	16.8	1.5	36.1	32.8	3.3
Margin	59.1	53.7	5.4	112.3	103.9	8.4
Operating expenses	20.8	20.4	0.4	42.6	41.5	1.1
Depreciation and amortization	13.6	12.0	1.6	27.0	23.8	3.2
Operating income	24.7	21.3	3.4	42.7	38.5	4.2
Other income (deductions)	0.8	0.5	0.3	2.1	0.7	1.4
Net interest charges	(6.9)	(6.7)	(0.2)	(13.8)	(13.3)	(0.5)
Segment earnings before income taxes	18.7	15.1	3.6	31.0	26.0	5.0
Income (taxes)	(6.8)	(5.6)	(1.2)	(11.4)	(9.6)	(1.8)
Segment earnings	$11.9	$9.5	$2.4	$19.6	$16.3	$3.3
The following table summarizes the significant changes to total electric operating revenues, cost of energy, and margin:

	2014/2015 Change
	Three Months Ended June 30,			Six Months Ended June 30,
	Electric			Electric
	Operating	Cost of		Operating	Cost of
	Revenues	Energy	Margin	Revenues	Energy	Margin
	(In millions)
Rate increases	$2.3	$—	$2.3	$4.2	$—	$4.2
Customer usage	1.8	—	1.8	1.6	—	1.6
Customer growth	0.4	—	0.4	0.7	—	0.7
Weather	(0.3)	—	(0.3)	(0.2)	—	(0.2)
Recovery of third-party transmission costs	1.5	1.5	—	3.3	3.3	—
AMS surcharge	1.5	—	1.5	2.8	—	2.8
Other	(0.3)	—	(0.3)	(0.6)	—	(0.6)
Net change	$6.9	$1.5	$5.4	$11.8	$3.3	$8.4

The following table shows total electric operating revenues by retail tariff consumer class, including intersegment revenues, and average number of consumers:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(In millions, except consumers)
Residential	$27.4	$26.1	$1.3	$54.8	$52.9	$1.9
Commercial	26.5	25.3	1.2	50.1	48.4	1.7
Industrial	4.1	3.8	0.3	8.0	7.2	0.8
Other	19.4	15.3	4.1	35.5	28.1	7.4
	$77.4	$70.5	$6.9	$148.4	$136.6	$11.8
Average consumers (thousands) (1)	241.2	237.4	3.8	240.7	237.0	3.7

(1)
TNMP provides transmission and distribution services to REPs that provide electric service to consumers in TNMP’s service territories. The number of consumers above represents the customers of these REPs. Under TECA, consumers in Texas have the ability to choose any REP to provide energy.

The following table shows GWh sales by retail tariff consumer class:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014 (1)	Change	2015	2014	Change
	(Gigawatt hours)
Residential	681.2	647.0	34.2	1,345.1	1,289.1	56.0
Commercial	679.3	655.1	24.2	1,252.8	1,195.2	57.6
Industrial	728.7	669.0	59.7	1,389.2	1,317.1	72.1
Other	24.9	25.9	(1.0)	49.6	49.4	0.2
	2,114.1	1,997.0	117.1	4,036.7	3,850.8	185.9

(1)
The 2014 GWh amounts reflect a reclassification of 6.8 GWh and 12.5 GWh from industrial to commercial for the three and six months ended June 30, 2014 to be consistent with the current year presentation.

For the three and six months ended June 30, 2015, revenues and margin increased by $2.3 million and $4.2 million compared to 2014 due to transmission cost of service rate increases in March 2014, September 2014, and March 2015. See Note 12. TNMP’s weather normalized retail KWh sales increased 5.0% and 3.5% for the three and six months ended June 30, 2015 compared to 2014. TNMP also experienced positive year to date average customer growth of 1.5%, increasing revenues and margin by $0.4 million and $0.7 million for the three and six months ended June 30, 2015 compared to 2014. Higher weather normalized usage per customer increased revenues and margin by $1.8 million and $1.6 million for the three and six months ended June 30, 2015 compared to 2014. Milder weather decreased revenues and margins by $0.3 million and $0.2 million for the three and six months ended June 30, 2015 compared to 2014. For the three and six months ended June 30, 2015 compared to 2014, cooling degree days were 0.7% lower and 0.1% higher, and heating degree days were 41.8% and 3.4% lower. Cooling degree days have only a minor impact on the first quarter of any year, whereas heating degree days only have a minor impact on the second quarter.

Changes in costs charged by third party transmission providers are deferred and recovered through a transmission cost recovery factor resulting in no impact on margin. Higher transmission costs resulting from rate increases from other transmission service providers within ERCOT increased cost of energy $1.5 million and $3.3 million for the three and six months ended June 30, 2015 compared to 2014. These increases in cost of energy resulted in TNMP rate increases for the recovery of third party transmission costs increasing revenue $1.5 million and $3.3 million for the three and six months ended June 30, 2015 compared to 2014.

The AMS surcharge increased revenues and margin by $1.5 million and $2.8 million for the three and six months ended June 30, 2015 compared to 2014. Other in the table above, which includes recovery of the CTC, rate case expenses, and energy efficiency programs, was lower for the three and six months ended June 30, 2015 compared to 2014. Lower revenues were offset by decreases in operating and depreciation and amortization expenses.

Operating expenses increased $0.4 million and $1.1 million for the three and six months ended June 30, 2015 compared to 2014. Higher employee healthcare claims of $0.7 million and $0.7 million for the three and six months ended June 30, 2015 and higher operating expenses of $0.3 million and $0.5 million for the three and six months ended June 30, 2015 associated with the AMS deployment, which are recovered through the AMS surcharge, increased operating expenses compared to 2014. Higher property taxes of $0.4 million and $0.8 million further increased operating expenses for the three and six months ending June 30, 2015. These increases were partially offset by lower property and casualty claims of $0.7 million and $0.7 million for the three and six months ended June 30, 2015 and lower incentive compensation of $0.2 million and $0.3 million for the three and six months ended June 30, 2015, which decreased operating expenses compared to 2014.

Depreciation and amortization increased $1.6 million and $3.2 million for the three and six months ended June 30, 2015 compared to 2014. Depreciation expense associated with the AMS deployment, which is recovered through the AMS surcharge, increased $0.8 million and $1.6 million for the three and six months ended June 30, 2015 compared to 2014 due to increased AMS deployment. Amortization expense associated with the CTC, which is recovered through the CTC surcharge, increased $0.2 million and $0.3 million for the three and six months ended June 30, 2015 compared to 2014. In addition, an increase in utility plant in service increased depreciation by $0.6 million and $1.3 million for the three and six months ended June 30, 2015 compared to 2014.

Other income (deductions) increased $0.3 million and $1.4 million for the three and six months ended June 30, 2015, primarily due to an increase in contributions in aid of construction.

Net interest charges increased $0.2 million and $0.5 million for the three and six months ended June 30, 2015 compared to 2014. The issuance of $80.0 million of long-term debt under the TNMP 2013 Bond Purchase Agreement on June 27, 2014 increased interest charges $0.8 million and $1.6 million for the three and six months ended June 30, 2015. This was partially offset by lower interest charges of $0.5 million and $1.0 million, for the three and six months ended June 30, 2015, due to the maturity of $50.0 million of debt under the TNMP 2011 Term Loan Agreement. See Note 9.

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(In millions)
Total revenues	$—	$—	$—	$—	$—	$—
Cost of energy	—	—	—	—	—	—
Margin	—	—	—	—	—	—
Operating expenses	(4.0)	(3.4)	(0.6)	(7.5)	(6.6)	(0.9)
Depreciation and amortization	3.5	3.1	0.4	7.1	6.2	0.9
Operating income	0.5	0.2	0.3	0.5	0.4	0.1
Other income (deductions)	(0.7)	(0.3)	(0.4)	(2.5)	(1.0)	(1.5)
Net interest charges	(2.4)	(3.3)	0.9	(5.8)	(6.4)	0.6
Segment earnings (loss) before income taxes	(2.5)	(3.4)	0.9	(7.8)	(7.0)	(0.8)
Income (taxes) benefit	1.0	2.8	(1.8)	2.8	4.5	(1.7)
Segment earnings (loss)	$(1.6)	$(0.6)	$(1.0)	$(4.9)	$(2.5)	$(2.4)

Corporate and Other operating expenses shown above are net of amounts allocated to PNM and TNMP under shared services agreements. The amounts allocated include certain expenses shown as depreciation and amortization and other income (deductions) in the table above. Operating income includes an expense of $0.2 million recorded in the three months ended March 31, 2015 related to a sales and use tax audit of a business that PNMR sold in 2011.

Depreciation expense increased in the three and six months ended June 30, 2015 from 2014 due to additions of computer software. Substantially all depreciation and amortization expense is offset in operating expenses as a result of allocation of these costs to other business segments.

Other income (deductions) for the three months ended March 31, 2015 includes losses of $1.1 million on items included in other investments related to a former PNMR subsidiary, which ceased operations in 2008. The decrease in net interest charges is primarily related to the maturity of PNMR’s $118.8 million of 9.25% Senior Unsecured Notes, Series A on May 15, 2015, partially offset by interest on PNMR’s new $150 million PNMR 2015 Term Loan Agreement entered into on March 9, 2015. See Note 9.

During the three months ended March 31, 2015, PNMR recorded an impairment of New Mexico state net operating losses of $0.3 million (net of federal income tax benefit) that is included in income (taxes) benefit. Additionally, a tax benefit of $0.2 million and a tax expense of $0.2 million were recorded in the three months ending March 31, 2015 and March 31, 2014 resulting from refinements of the impacts of a phased-in reduction in New Mexico corporate income tax rates. In June 2014, the Company settled the IRS examination that resulted in an income tax benefit of $1.3 million in the three months ended June 30, 2014. This amount was partially offset by an additional income tax expense reflected in the PNM segment.

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the six months ended June 30, 2015 compared to June 30, 2014 are summarized as follows:

	Six Months Ended June 30,
	2015	2014	Change
	(In millions)
Net cash flows from:
Operating activities	$109.7	$123.8	$(14.1)
Investing activities	(216.5)	(151.1)	(65.4)
Financing activities	84.9	36.9	48.0
Net change in cash and cash equivalents	$(21.9)	$9.6	$(31.5)

Changes in PNMR’s cash flow from operating activities result from net earnings, adjusted for items impacting earnings that do not provide or use cash. See Results of Operations above. Certain changes in assets and liabilities resulting from normal operations also impact operating cash flows. In addition, contributions to PNMR’s pension and OPEB plans were $30.2 million higher in the six months ended June 30, 2015 than in 2014.

The changes in PNMR’s cash flows from investing activities relate primarily to an increase of $72.1 million in utility plant additions in the six months ended June 30, 2015 compared to 2014. Utility plant additions at PNM were $80.4 million higher in the six months ended June 30, 2015 compared to 2014, including increases in generation additions of $57.5 million and transmission and distribution additions of $20.8 million. The increase in generation additions at PNM includes expenditures related to environmental controls at SJGS, additional solar generation, and the La Luz peaking generating facility. TNMP utility plant additions decreased $14.2 million in the six months ended June 30, 2015 compared to 2014, including reductions in AMS additions of $8.0 million and transmission and distribution additions of $6.2 million. The decrease in additions at TNMP primarily resulted from delays in construction due to flooding and other adverse weather conditions in TNMP’s service territories. Corporate plant additions increased $5.9 million related to computer hardware and software additions. Investing activities also include principal payments received on the PVNGS lessor notes, which were $4.0 million greater in the six months ended June 30, 2015 than in 2014.

The changes in PNMR’s cash flows from financing activities include a $126.2 million increase in net short-term borrowing activity in the six months ended June 30, 2015 compared to 2014. In 2015, financing activities include $150.0 million of long-term borrowings under the PNMR 2015 Term Loan Agreement and a $25.0 million draw under the PNM Multi-draw Term Loan. The additional short-term and long-term borrowings were used to repay $118.8 million of 9.25% Senior Unsecured Notes, Series A that matured on May 15, 2015, to fund increased expenditures for utility plant additions, and for general corporate purposes. In

2015, PNM also successfully remarketed $39.3 million of PCRBs. In 2014, long-term borrowings of $175.0 million under the PNM 2014 Term Loan Agreement were used to repay amounts under the existing $75.0 million PNM Term Loan Agreement and reduce short-term debt. In 2014, TNMP long-term borrowings of $80.0 million were used to repay amounts under the existing $50.0 million TNMP 2011 Term Loan Agreement and other short-term borrowings.

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

On March 9, 2015, PNMR entered into the $150.0 million PNMR 2015 Term Loan Agreement between PNMR, the lenders identified therein, and Wells Fargo Bank, National Association, as Lender and Administrative Agent. The PNMR 2015 Term Loan Agreement bears interest at a variable rate and must be repaid on or before March 9, 2018. The PNMR 2015 Term Loan Agreement includes customary covenants and conditions. PNMR utilized a portion of the proceeds from the PNMR 2015 Term Loan Agreement and borrowings under the PNMR Revolving Credit Facility to retire the $118.8 million of 9.25% Senior Unsecured Notes, Series A when they matured on May 15, 2015.

PNMR, PNM, and TNMP are subject to debt-to-capital ratio requirements of less than or equal to 65%.  These ratios for PNMR and PNM include the present value of payments under the PVNGS leases as debt. At June 30, 2015, interest rates on outstanding borrowings were 1.04% for the PNMR Term Loan Agreement, 1.19% for the PNMR 2015 Term Loan Agreement, 1.14% for the PNM 2014 Term Loan Agreement, and 0.77% for the PNM Multi-draw Term Loan.

Capital Requirements

Total capital requirements consist of construction expenditures and cash dividend requirements for PNMR common stock and PNM preferred stock. Key activities in PNMR’s current construction program include:

•	Upgrading generation resources, including expenditures for compliance with environmental requirements and for renewable energy resources

•	Expanding the electric transmission and distribution systems

•	Purchasing nuclear fuel

Projected capital requirements, including amounts expended through June 30, 2015, are:

	2015	2016-2019	Total
	(In millions)
Construction expenditures	$576.9	$1,657.4	$2,234.3
Dividends on PNMR common stock	63.7	254.9	318.6
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$641.1	$1,914.4	$2,555.5
The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include estimated amounts of $76.7 million related to environmental upgrades at SJGS to address regional haze, including amounts for the 65 MW anticipated to be owned by PNMR Development, and $212.5 million related to the identified sources of replacement capacity under the revised plan for compliance described in Note 11. The above construction expenditures also include additional renewable resources anticipated to be required to meet the RPS, additional peaking resources to meet needs outlined in PNM’s current IRP, environmental upgrades at Four Corners of $91.8 million, the purchase of the leased portion of the EIP on April 1, 2015, and the purchase of the assets underlying three of th

e PVNGS Unit 2 leases at the expiration of those leases. Expenditures for the SJGS and Four Corners environmental upgrades are estimated to be $76.5 million in 2015. See Note 11 and Commitments and Contractual Obligations below. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to be able to pay dividends to PNMR. Note 5 of the Notes to Consolidated Financial Statements in the 2014 Annual Reports on Form 10-K describes regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.
During the six months ended June 30, 2015, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and additional term loan borrowings.

In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt that must be paid or refinanced at maturity. PNMR’s $118.8 million of 9.25% Senior Unsecured Notes, Series A matured and were repaid on May 15, 2015; $39.3 million of PNM’s PCRBs were subject to mandatory tender for remarketing on June 1, 2015 (the bonds were remarketed on that date and are next subject to mandatory tender for remarketing on June 1, 2020); the $175.0 million PNM 2014 Term Loan Agreement matures on September 4, 2015; and the $125.0 million PNM Multi-draw Term Loan matures on June 21, 2016. Note 6 of the Notes to Consolidated Financial Statements in the 2014 Annual Reports on Form 10-K contains information about the maturities of long-term debt. Also, the one-year $100.0 million PNMR Term Loan Agreement matures on December 21, 2015. PNMR and PNM anticipate that funds to repay the long-term debt maturities and term loans will come from entering into new arrangements similar to the existing agreements, cash and cash equivalents, borrowing under their revolving credit facilities, issuance of new long-term debt, or a combination of these sources. On June 29, 2015, PNM made a filing with the NMPRC requesting approval for the issuance of up to $300.0 million of senior unsecured notes. PNM’s filing indicated it would use the proceeds to repay the PNM 2014 Term Loan Agreement and reduce borrowings under the PNM Revolving Credit Facility and other short-term funding instruments. A NMPRC hearing on the request was held on July 20, 2015, the Hearing Examiner has issued a Recommended Decision that the request be approved, and the NMPRC is expected to rule on the request in August 2015. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances, make additional debt repurchases, or enter into other liquidity arrangements in the future.
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
The revolving credit facilities and the PNM New Mexico Credit Facility provide short-term borrowing capacity. The revolving credit facilities also allow letters of credit to be issued. Letters of credit reduce the available capacity under the facilities. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. The Company’s business is seasonal with more revenues and cash flows from operations being generated in the summer months. In general, the Company relies on the credit facilities to be the initial funding source for construction expenditures. Accordingly, borrowings under the facilities may increase over time. Depending on market and other conditions, the Company will periodically sell long-term debt and use the proceeds to reduce the borrowings under the credit facilities. Borrowings under the PNMR Revolving Credit Facility ranged from zero to $7.5 million during the three month ended June 30, 2015 and from zero to $12.5 million during the six months ended June 30, 2015. Borrowings under the PNM Revolving Credit Facility ranged from zero to $36.5 million during the three months ended June 30, 2015 and from zero to $36.5 million during the six months ended June 30, 2015. Borrowings under the PNM New Mexico Credit Facility ranged from zero to $20.0 million during the three months ended June 30, 2015 and from zero to $20.0 million during the six months ended June 30, 2015. Borrowings under the TNMP Revolving Credit Facility ranged from zero to $34.0 million during the three months ended June 30, 2015 and from zero to $34.0 million during the six months ended June 30, 2015. At June 30, 2015, the average interest rate was 1.69% under the PNMR Revolving Credit Facility, 1.44% under the PNM Revolving Credit Facility, 1.44% under the PNM New Mexico Credit Facility, and 1.19% under the TNMP Revolving Credit Facility. At June 30, 2015, TNMP had $4.1 million in borrowings from PNMR under its intercompany loan agreements.

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
Information concerning the credit ratings for PNMR, PNM, and TNMP was set forth under the heading Liquidity in the MD&A contained in the 2014 Annual Reports on Form 10-K. As discussed above, PNMR retired the 9.25% Senior Unsecured Notes, Series A when they matured on May 15, 2015, which results in PNMR having no senior unsecured notes outstanding. Following this repayment, Moody’s and S&P withdrew their ratings of PNMR senior unsecured debt. On June 22, 2015, Moody’s assigned an issuer rating of Baa3 to PNMR, upgraded the issuer rating of TNMP to A3 from Baa1, upgraded the senior secured debt rating of TNMP to A1from A2,and changed the outlook for PNMR, PNM, and TNMP to stable from positive. As of July 24, 2015, ratings on the Company’s securities were as follows:

	PNMR	PNM	TNMP
S&P
Corporate rating	BBB	BBB	BBB
Senior secured debt	*	*	A-
Senior unsecured debt	*	BBB	*
Preferred stock	*	BB+	*
Moody’s
Issuer rating	Baa3	Baa2	A3
Senior secured debt	*	*	A1
Senior unsecured debt	*	Baa2	*
* Not applicable

S&P has PNMR, PNM, and TNMP on positive outlook and Moody’s has all entities on a stable outlook. However, negative regulatory outcomes from the NMPRC in the SJGS BART filing, discussed in Note 11, could affect both the outlook and credit ratings. Investors are cautioned that a security rating is not a recommendation to buy, sell, or hold securities, that it is subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

A summary of liquidity arrangements as of July 24, 2015 is as follows:

	PNMR Separate	PNM Separate	TNMP Separate	PNMR Consolidated
	(In millions)
Financing capacity:
Revolving credit facility	$300.0	$400.0	$75.0	$775.0
PNM New Mexico Credit Facility	—	50.0	—	50.0
Total financing capacity	$300.0	$450.0	$75.0	$825.0

Amounts outstanding as of July 24, 2015:
Revolving credit facility	$—	$43.2	$32.0	$75.2
PNM New Mexico Credit Facility	—	20.0	—	20.0
Letters of credit	6.8	3.2	0.1	10.1

Total short-term debt and letters of credit	6.8	66.4	32.1	105.3

Remaining availability as of July 24, 2015	$293.2	$383.6	$42.9	$719.7
Invested cash as of July 24, 2015	$1.9	$—	$—	$1.9
The above table excludes intercompany debt. As of July 24, 2015, PNM had $18.7 million and TNMP had $13.2 million in borrowings from PNMR under their intercompany loan agreements. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.
PNMR can offer new shares of common stock through the PNM Resources Direct Plan under a SEC shelf registration statement that expires in August 2015. PNM has a shelf registration statement for up to $500.0 million of senior unsecured notes that expires in May 2017.
Off-Balance Sheet Arrangements
PNMR’s off-balance sheet arrangements include PNM’s operating lease obligations for PVNGS Units 1 and 2 and, until April 1, 2015, the EIP transmission line. These arrangements help ensure PNM the availability of lower-cost generation needed to serve customers. See MD&A – Off-Balance Sheet Arrangements and Notes 7 and 9 of the Notes to Consolidated Financial Statements in the 2014 Annual Reports on Form 10-K as well as Note 5.
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

	June 30, 2015	December 31, 2014
PNMR
PNMR common equity	46.0%	46.4%
Preferred stock of subsidiary	0.3%	0.3%
Long-term debt	53.7%	53.3%
Total capitalization	100.0%	100.0%

PNM
PNM common equity	45.5%	45.7%
Preferred stock	0.4%	0.4%
Long-term debt	54.1%	53.9%
Total capitalization	100.0%	100.0%

TNMP
Common equity	59.5%	58.9%
Long-term debt	40.5%	41.1%
Total capitalization	100.0%	100.0%

OTHER ISSUES FACING THE COMPANY

Climate Change Issues

Background
In 2014, GHG associated with PNM’s interests in its generating plants were approximately 6.7 million metric tons of CO2, which comprises the vast majority of PNM’s GHG.  By comparison, the total GHG in the United States in 2013, the latest year for which EPA has published this data, were approximately 6.7 billion metric tons, of which approximately 5.5 billion metric tons were CO2.
PNM has several programs underway to reduce or offset GHG from its resource portfolio, thereby reducing its exposure to climate change regulation. See Note 12. In 2011, PNM completed construction of 22 MW of utility-scale solar generation located at five sites on PNM’s system throughout New Mexico. In 2013, PNM expanded its renewable energy portfolio by constructing 21.5 MW of utility-scale solar generation. In 2014, PNM added an additional 23 MW of utility-scale solar generation. PNM’s 2015 renewable energy procurement includes the construction of an additional 40 MW of PNM-owned solar PV facilities by December 31, 2015. Since 2003, PNM has purchased the entire output of New Mexico Wind, which has an aggregate capacity of 204 MW, and began purchasing the full output of Red Mesa Wind, which has an aggregate capacity of 102 MW, in January 2015. PNM has signed a 20-year PPA for the output of Lightning Dock Geothermal, which began providing power to PNM in January 2014. The current capacity of the geothermal facility is 4 MW and future expansion may result in up to 10 MW of generation capacity. Additionally, PNM has a customer distributed solar generation program that represented 42 MW at June 30, 2015 and is expected to grow to over 45 MW by the end of 2015. Once fully subscribed, the distributed solar programs will reduce PNM’s annual production from fossil-fueled electricity generation by about 120 GWh. PNM offers its customers a comprehensive portfolio of energy efficiency and load management programs, with a 2014 budget of $22.5 million and anticipated program costs of $25.8 million for the program year beginning in June 2015. PNM estimates these programs saved approximately 75 GWh of electricity in 2014. Over the next 20 years, PNM projects the expanded energy efficiency and load management programs will provide the equivalent of approximately 13,000 GWh of electricity, which will avoid at least 6.5 million metric tons of CO2 based upon projected emissions from PNM’s system-wide resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in demand for electricity, and complex relationships between those variables.

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
As of December 31, 2014, approximately 71.2% of PNM’s generating capacity, including resources owned, leased, and under PPAs, all of which is located within the United States, consisted of coal or gas-fired generation that produces GHG. Based on current forecasts, the Company does not expect its output of GHG from existing sources to increase significantly in the near-term. Many factors affect the amount of GHG emitted. For example, if new natural gas-fired generation resources are added to meet increased load as anticipated in PNM’s current IRP, GHG would be incrementally increased. In addition, plant performance could impact the amount of GHG emitted. If PVNGS experienced prolonged outages, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG. As described in Note 11, on February 15, 2013, PNM, NMED, and EPA agreed to pursue a strategy to address the regional haze requirements of the CAA at the coal-fired SJGS, which would include the shutdown of SJGS Units 2 and 3. The shutdown of Units 2 and 3 would result in a reduction of GHG of approximately 50% at SJGS. That agreement also contemplates that gas-fired generation would be built to partially replace the retired capacity. Although replacement power strategies include some gas-fired generation, the reduction in GHG from the retirement of the coal-fired generation would be far greater than the increase in GHG from replacement generation. In September 2013, the EIB approved a RSIP submitted by NMED that encompassed the February 15, 2013 agreement. Final rules approving the RSIP and withdrawing the FIP were published in the Federal Register on October 9, 2014 and became effective on November 10, 2014. Because of PNM’s dependence on fossil-fueled generation, any legislation or regulation that imposes a limit or cost on GHG could impact the cost at which electricity is produced. While PNM expects to recover any such costs through rates, the timing and outcome of proceedings for cost recovery are uncertain. In addition, to the extent that any additional costs are recovered through rates, customers may reduce their usage, relocate facilities to other areas with lower energy costs, or take other actions that ultimately will adversely impact PNM.
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

On January 7, 2015, EPA announced its intention to propose a federal plan to meet the requirements of the section 111(d) rule, to be released in the summer of 2015 and finalized in summer 2016.  EPA also announced changes to the schedule for issuing the final GHG rule regulations for new, modified/reconstructed, and existing EGUs in "Summer 2015."  As a result, EPA indicated deadlines for compliance in subsequent years for section 111(d) actions will shift from “June” to “Summer.”  EPA initially proposed to issue a final rule for new EGUs by January 8, 2015 and had previously planned to finalize its modified/reconstructed and existing source rules in June 2015.  EPA has updated the expected deadline for the agency to issue the Federal 111(d) Plan to midsummer 2015.  EPA sent its proposed federal plan for implementation of the Clean Power Plan to the White House Office of Management and Budget (“OMB”) for review. According to OMB’s website, the proposed federal plan will be released in August of 2015 and will be finalized in August of 2016.
EPA regulation of GHG from large stationary sources will impact PNM’s fossil-fueled EGUs. Impacts could involve investments in additional renewables, efficiency improvements, and/or control technologies at the fossil-fueled EGUs. In setting existing source standards, EPA has historically used technology-based performance standards on emission rates. The only end-of-pipe emission control technology for coal and gas-fired power plants available for GHG reduction is carbon capture and sequestration, which is not yet a commercially demonstrated technology. There are limited efficiency enhancement measures that may be available to a subset of the existing EGUs; however, such measures would provide only marginal GHG improvements. Additional GHG control technologies for existing EGUs may become viable in the future. The costs of such improvements or technologies could impact the economic viability of some plants.
The ultimate impact of EPA’s regulation of GHG to PNM is unknown because the regulatory requirements, including NSPS requirements, are in draft form and existing power plants will be regulated by state plans that will not be finalized for several years. PNM estimates that implementation of the RSIP for BART at SJGS, which requires the installation of SNCRs on Units 1 and 4 by the later of January 2016 or 15 months after EPA approval of the RSIP and the retirement of SJGS Units 2 and 3 by the end of 2017, should provide a significant step towards compliance with Section 111(d). PNM is currently reviewing the proposed Section 111(d) rule and is unable to predict the impact of this rule on its fossil-fueled generation.
Federal Legislation
Prospects for enactment of legislation imposing a new or enhanced regulatory program to address climate change in Congress are unlikely in 2015.  Instead, EPA continues to be the primary venue for GHG regulation in the near future, especially for coal-fired EGUs. In addition, while there are legislative proposals to limit or block implementation of the Clean Power Plan once it is finalized, enactment of these proposals is highly unlikely.

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
State and Regional Activity
Pursuant to New Mexico law, each utility must submit an IRP to the NMPRC every three years to evaluate renewable energy, energy efficiency, load management, distributed generation, and conventional supply-side resources on a consistent and comparable basis.  The IRP is required to take into consideration risk and uncertainty of fuel supply, price volatility, and costs of anticipated environmental regulations when evaluating resource options to meet supply needs of the utility’s customers.  The NMPRC requires that New Mexico utilities factor a standardized cost of carbon emissions into their IRPs using prices ranging between $8 and $40 per metric ton of CO2 emitted and escalating these costs by 2.5% per year.  Under the NMPRC order, each utility must analyze these standardized prices as projected operating costs.  Reflecting the developing nature of this issue, the NMPRC order states that these prices may be changed in the future to account for additional information or changed circumstances.  Although these prices may not reflect the costs that ultimately will be incurred, PNM is required to use these prices for purposes of its IRP.  PNM’s IRP filed with the NMPRC on July 1, 2014 showed that consideration of carbon emissions costs impacted the projected in-service dates of some of the identified resources.
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

International Accords

The United Nations Framework Convention on Climate Change (“UNFCCC”) is an international environmental treaty that was produced at the United Nations Conference on Environment and Development (informally known as the Earth Summit). Since the UNFCCC entered into force in March 1994, the parties, including the United States, have been meeting annually in Conferences of the Parties (“COP”) to assess progress in dealing with climate change and, beginning in the mid-1990s, to negotiate the Kyoto Protocol to establish legally binding obligations for developed countries to reduce their GHG. Specifically, the objective is to “stabilize greenhouse gas concentrations in the atmosphere at a level that would prevent dangerous anthropogenic interference with the climate system.” The Company monitors the proceedings of the UNFCCC, including the annual COP meetings, to determine potential impacts to its business activities.  At the COP meeting in 2011, participating nations, including the United States, agreed that in 2015, they would sign an international treaty requiring all nations to begin reducing carbon emissions by 2020. Known as the Durban Platform for Enhanced Action, the new treaty would supplant the Kyoto Protocol, which was adopted in 1997, that targeted only industrialized nations for mandatory climate emission reductions. President Obama announced the United States’ post 2020 greenhouse gas emissions target in November of 2014, which is a commitment to cut emissions by 26%-28% from 2005 levels by the year 2025 that would put the United States on a path to economy-wide reductions of around 80% by 2050. On March 31, 2015, the United States formally submitted its intended contribution, known as the “Intended Nationally Determined Contribution (“INDCs”), to a new international climate agreement due at the December 2015 COP meeting, reflecting no change from the November 2014 announcement. Other nations are expected to release their proposed goals before the December 2015 COP meeting. To date INDCs have been submitted by 17 nations, including the United States, and the European Union. The objective of the conference is to achieve a legally binding agreement on climate from all nations. PNM will continue to monitor the United States participation in international accords. However, the Obama administration’s target for the electric utility industry will be based on EPA’s current proposals to regulate carbon and PNM believes that implementation of the RSIP for BART at SJGS should provide a significant step towards compliance with the requirements.

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
In July 2011, FERC issued Order 1000 adopting new requirements for transmission planning, cost allocation, and development for significant transmission planning related changes. In response, PNM and WestConnect (an organization of utility companies providing transmission of electricity in the western region that includes PNM) participants filed modified versions to their transmission tariff’s Attachment K (Transmission Planning Process). In March 2013, FERC issued its order regarding PNM’s and six other WestConnect FERC jurisdictional utilities’ compliance filings where FERC partially accepted many aspects of the filings. A major change directed by FERC is the requirement that the cost allocations be binding on identified beneficiaries and that a process be created that will result in a qualified developer being selected. On September 20, 2013, PNM and the other WestConnect FERC jurisdictional entities submitted their revised regional compliance filings to address and comply with the March 2013 FERC order.

In September 2014, FERC issued an additional order concerning the regional planning process and cost allocation in response to the September 2013 compliance filings. The FERC order required the WestConnect entities to make another compliance filing to hold a single year “abbreviated planning process for year 2015.” The order also required the entities to file the WestConnect “Planning Participation Agreement.” Of significant concern to FERC jurisdictional entities in this order was FERC’s ruling that the non-jurisdictional entities would not be required to participate in cost allocation on regional projects, which the WestConnect FERC jurisdictional entities believe does not comport with FERC’s Order 1000 position on the “cost causation principle” and could create a “free rider-ship” issue for certain participants in the planning process. Due to the cost allocation issue, FERC-regulated entities jointly filed a request for re-hearing or clarification of the FERC order in October 2014. The FERC-regulated entities filed compliance filings regarding the September 2014 FERC order in November 2014, making several adjustments to the language in their respective Attachment Ks, as well as a separate unsigned version of the proposed final version of the Planning Participation Agreement. In May 2015, FERC conditionally accepted the November 2014 filings, but denied the re-hearing request filed in October 2014. The WestConnect FERC jurisdictional entities made compliance filings regarding the May 2015 FERC order on June 16, 2015, making several adjustments to the language in their respective Attachment K.

In July 2013, the WestConnect participants submitted their cost allocation and inter-regional coordination plan between WestConnect and three other planning regions. In December 2014, FERC issued an order conditionally accepting the WestConnect compliance filing including the California Independent System Operator Corporation (“CAISO”), Northern Tier Transmission Group Applicants, and Columbia Grid (collectively the “Western Filing Parties”). The order required the Western Filing Parties to use the same method for determining the regional benefits of a proposed interregional transmission facility through revisions to the common tariff language. Without requiring modification to the common tariff language for all four Western planning regions, CAISO would tender revised tariff sheets to address the Western Filing Parties compliance condition. The WestConnect entities and the other Western Filing Parties submitted a common compliance filing on February 17, 2015, stating that CAISO had agreed to change its Open Access Transmission Tariff language and, therefore, the other entities would not have to change the common OATT language.

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

Financial Reform Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Reform Act”), enacted in July 2010, includes provisions that will require certain over-the-counter derivatives, or swaps, to be centrally cleared and executed through an exchange or other approved trading facility. It also includes provisions related to swap transaction reporting and record keeping and may impose margin requirements on swaps that are not centrally cleared. The United States Commodity Futures Trading Commission (“CFTC”) has published final rules defining several key terms related to the act and has set compliance dates for various types of market participants. The Dodd-Frank Reform Act provides exemptions from certain requirements, including an exception to the mandatory clearing and swap facility execution requirements for commercial end-users that use swaps to hedge or mitigate commercial risk.  PNM has elected the end-user exception to the mandatory clearing requirement. PNM expects to be in compliance with the Dodd-Frank Reform Act and related rules within the time frames required by the CFTC. However, as a result of implementing and complying with the Dodd-Frank Reform Act and related rules, PNM’s swap activities could be subject to increased costs, including from higher margin requirements. At this time, PNM cannot predict the ultimate impact the Dodd-Frank Reform Act may have on PNM’s financial condition, results of operations, cash flows, or liquidity.

Other Matters

As discussed under Employees in Item 1. of the 2014 Annual Reports on Form 10-K, at December 31, 2014, PNM had 593 employees in its power plant and operations areas that were covered by a collective bargaining agreement with the IBEW Local 611 that was entered into in July 2012 and expired as of May 1, 2015. Negotiations for a new agreement with the IBEW began in January 2015.  Although the current agreement has expired, the agreement continues in effect during negotiations unless either the union or the Company gives a thirty days' written notice of termination. On July 22, 2015, the Company gave notice of termination, effective August 21, 2015, and plans to continue negotiations until an agreement is reached. While the Company is optimistic that a timely agreement will be reached, PNM cannot, at this time, predict the outcome of the negotiations.  PNM is currently working on contingency planning for certain scenarios that may occur as a result of negotiations and notice of termination. The wages and benefits for all PNM employees who are members of the IBEW are typically included in the rates charged to electric customers, subject to approval of the NMPRC.

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

As of June 30, 2015, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s 2014 Annual Reports on Forms 10-K. The policies disclosed included unbilled revenues, regulatory accounting, impairments, decommissioning and reclamation costs, derivatives, pension and other postretirement benefits, accounting for contingencies, income taxes, and market risk.

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

Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM, and TNMP caution readers not to place undue reliance on these statements. PNMR’s, PNM’s, and TNMP’s business, financial condition, cash flows, and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors include:

•
The ability of PNM and TNMP to recover costs and earn allowed returns in regulated jurisdictions, including the impact of federal or state regulatory action with regard to the proposed early retirement of SJGS Units 2 and 3

•
Uncertainty regarding obtaining required regulatory approvals of the final restructuring, coal supply, and related agreements for SJGS, which are necessary for operational and future environmental compliance matters, in order for the agreements to become effective, as well as the closing of the sale of SJCC

•
Uncertainty surrounding the status of PNM’s participation in jointly-owned generation projects resulting from the scheduled expiration of the operational agreements for SJGS and Four Corners, as well as the currently effective coal supply agreement for SJGS

•
The impacts on the electricity usage of customers and consumers due to performance of state, regional, and national economies, mandatory energy efficiency measures, weather, seasonality, alternative sources of power, and other changes in supply and demand, including the failure to maintain or replace customer contracts on favorable terms

•
State and federal regulation or legislation relating to environmental matters, including the RSIP for SJGS’s compliance with the CAA, the resultant costs of compliance, and other impacts on the operations and economic viability of PNM’s generating plants

•	The ability of the Company to successfully forecast and manage its operating and capital expenditures

•	The risks associated with completion of generation, transmission, distribution, and other projects

•	Physical and operational risks related to climate change and potential financial risks resulting from climate change litigation and legislative and regulatory efforts to limit GHG

•
Uncertainty regarding the requirements and related costs of decommissioning power plants and reclamation of coal mines supplying certain power plants, as well as the ability to recover those costs from customers

•
The performance of generating units, transmission systems, and distribution systems, which could be negatively affected by operational issues, fuel quality, unplanned outages, extreme weather conditions, terrorism, cybersecurity breaches, and other catastrophic events

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
Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 7, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2015 and the year ended December 31, 2014, the Company had no commodity derivative instruments designated as cash flow hedging instruments.
Commodity contracts, other than those that do not meet the definition of a derivative under GAAP, and those derivatives designated as normal purchases and normal sales, are recorded at fair value on the Condensed Consolidated Balance Sheets. The following table details the changes in PNMR’s net asset or liability balance sheet position for mark-to-market energy transactions.

	Six Months Ended
	June 30,
	2015	2014
Economic Hedges	(In thousands)
Sources of fair value gain (loss):
Net fair value at beginning of period	$9,546	$3,273
Amount realized on contracts delivered during period	(6,509)	1,043
Changes in fair value	382	(4,230)
Net mark-to-market change recorded in earnings	(6,127)	(3,187)
Net change recorded as regulatory assets and liabilities	(22)	(477)
Net fair value at end of period	$3,397	$(391)
The following table provides the maturity of PNMR's net assets (liabilities), giving an indication of when these mark-to-market amounts will settle and generate (use) cash.

Fair Value of Mark-to-Market Instruments at June 30, 2015

	Settlement Dates
	2015	2016
	(In thousands)
Economic hedges
Prices actively quoted	$—	$—
Prices provided by other external sources	3,922	(525)
Prices based on models and other valuations	—	—
Total	$3,922	$(525)

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
PNM measures VaR for the positions in its wholesale portfolio (not covered by the FPPAC). For the six months ended June 30, 2015, the high, low, and average VaR amounts were $2.6 million, $0.9 million, and $1.6 million. For the year ended December 31, 2014, the high, low, and average VaR amounts were $2.1 million, $0.6 million, and $0.9 million. At June 30, 2015 and December 31, 2014, the VaR amounts for the PNM wholesale portfolio were $1.1 million and $1.3 million.
The VaR limits, which were not exceeded during the six months ended June 30, 2015 or the year ended December 31, 2014, represent an estimate of the potential gains or losses that could be recognized on the Company’s portfolios, subject to market risk, given current volatility in the market, and are not necessarily indicative of actual results that may occur, since actual future gains and losses will differ from those estimated. Actual gains and losses may differ due to actual fluctuations in market prices, operating exposures, and the timing thereof, as well as changes to the underlying portfolios during the year.

Credit Risk

The Company is exposed to credit risk from its retail and wholesale customers, as well as the counterparties to derivative instruments. The Company conducts counterparty risk analysis across business segments and uses a credit management process to assess the financial conditions of counterparties. The following table provides information related to PNMR’s credit exposure by the credit worthiness (credit rating) and concentration of credit risk for counterparties to derivative transactions. All credit exposures at June 30, 2015 will mature in less than two years.

Schedule of Credit Risk Exposure
June 30, 2015

Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$3,832	1	$3,418
Non-investment grade	—	—	—
Internal ratings:
Investment grade	560	1	524
Non-investment grade	192	—	—
Total	$4,584		$3,942

(1)
The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)
The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than firm-requirements wholesale customers), forward sales, and short-term sales. The exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At June 30, 2015, PNMR held $0.2 million of cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of June 30, 2015 was $5.4 million, which is due from a firm-requirements wholesale customer.

The PVNGS lessor notes are not exposed to credit risk, since the notes are repaid as PNM makes payments on the underlying leases. Other investments have no significant counterparty credit risk.

Interest Rate Risk

The majority of the Company’s long-term debt is fixed-rate debt and does not expose earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of PNMR’s consolidated long-term debt instruments would increase by 1.8%, or $40.7 million, if interest rates were to decline by 50 basis points from their levels at June 30, 2015. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity. At July 24, 2015, PNMR, PNM, and TNMP had short-term debt outstanding of none, $43.2 million, and $32.0 million under their revolving credit facilities, which allow for a maximum aggregate borrowing capacity of $300.0 million for PNMR, $400.0 million for PNM, and $75.0 million for TNMP. PNM had borrowings of $20.0 million outstanding under its $50.0 million PNM New Mexico Credit Facility at July 24, 2015. The revolving credit facilities, the PNM New Mexico Credit Facility, the $175.0 million PNM 2014 Term Loan Agreement, the $125.0 million PNM Multi-draw Term Loan, the $100.0 million PNMR Term Loan Agreement, and the $150.0 million PNMR 2015 Term Loan Agreement bear interest at variable rates, which averaged 1.44% for the PNM Revolving Credit Facility, 1.44% for the PNM New Mexico Credit Facility, 1.19% for the TNMP Revolving Credit Facility, 1.14% for the PNM 2014 Term Loan Agreement, 0.77% for the PNM Multi-draw Term Loan, 1.04% for the PNMR Term Loan Agreement, and 1.19% for the PNMR 2015 Term Loan Agreement on July 24, 2015, and the Company is exposed to interest rate risk to the extent of future increases in variable interest rates.

The investments held by PNM in trusts for decommissioning and reclamation had an estimated fair value of $253.6 million at June 30, 2015, of which 42.7% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 50 basis points from their levels at June 30, 2015, the decrease in the fair value of the fixed-rate securities would be 3.4%, or $3.7 million.

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

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation include certain equity securities at June 30, 2015. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 55.7% of the securities held by various trusts as of June 30, 2015. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $14.1 million.

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

Changes in internal controls

There have been no changes in each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Notes 11 and 12 for information related to the following matters, for PNMR, PNM, and TNMP, incorporated in this item by reference.
Note 11

•	The Clean Air Act – Regional Haze – SJGS

•	The Clean Air Act – Regional Haze – Four Corners

•	The Clean Air Act – Citizen Suit Under the Clean Air Act

•	The Clean Air Act – Four Corners Clean Air Act Lawsuit

•	Four Corners Coal Mine

•	WEG v. OSM NEPA Lawsuit

•	Navajo Nation Environmental Issues

•	Santa Fe Generating Station

•	Continuous Highwall Mining Royalty Rate

•	Four Corners Severance Tax Assessment

•	PVNGS Water Supply Litigation

•	San Juan River Adjudication

•	Rights-of-Way Matter

•	Complaint Against Southwestern Public Service Company

•	Navajo Nation Allottee Matters
Note 12

•	PNM – 2014 Electric Rate Case

•	PNM – Renewable Portfolio Standard

•	PNM – Renewable Energy Rider

•	PNM – Energy Efficiency and Load Management

•	PNM – Integrated Resource Plan

•	PNM – San Juan Generating Station Units 2 and 3 Retirement

•	PNM – Application for Certificate of Convenience and Necessity

•	PNM – Formula Transmission Rate Case

•	PNM – Firm-Requirements Wholesale Customers - Navopache Electric Cooperative, Inc.

•	TNMP – Advanced Meter System Deployment

•	TNMP – Energy Efficiency

•	TNMP – Transmission Cost of Service Rates

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

ITEM 5. OTHER INFORMATION

Information regarding including the finalization of restructuring agreements in Form 10-Q in lieu of filing Form 8-K

Amendments to San Juan Project Participation Agreement

PNM, along with Tucson, the City of Farmington, M-S-R Public Power Agency, Incorporated County of Los Alamos, Southern California Public Power Authority, City of Anaheim, Utah Associated Municipal Power Systems, and Tri-State Generation and Transmission Association, Inc., are parties to the SJPPA. PNM, together with the other SJGS participants and PNMR Development, as of July 31, 2015, entered into the RA, the Restructuring Amendment Amending and Restating the Amended and Restated San Juan Project Participation Agreement (“Restructuring Amendment”) and the Exit Date Amendment Amending and Restating the Amended and Restated San Juan Project Participation Agreement (“Exit Date Amendment”). These three agreements provide for the amendment of certain provisions of the SJPPA related to the restructuring of ownership in SJGS. PNMR has guaranteed the obligations of PNMR Development.

The RA addresses the transfer of ownership interests in SJGS, including the acquisition of 132 MWs and 65 MWs in Unit 4 by PNM and PNMR Development; establishes responsibility for the cost of capital improvements after January 1, 2015; provides for the payment of restructuring fees of $8.8 million and demand charges of $6.2 million by exiting SJGS participants; allocates fuel costs depending on whether costs arise under the UG-CSA or the CSA; and creates a methodology for allocating shares of environmental and certain other legacy liabilities depending on whether the liabilities are attributable to activities that occurred before or after the date certain SJGS participants exit ownership of SJGS.

The Restructuring Amendment implements certain provisions of the RA for the period January 1, 2016, through December 31, 2017, including provisions relating to fuel, demand charges, capital cost obligations and voting. The Exit Date Amendment implements provisions of the RA for the period January 1, 2018 through June 30, 2022, to reflect the exit of certain SJGS participants from SJGS and sets forth the terms under which the remaining SJGS participants will continue to operate SJGS Units 1 and 4.

The RA, the Restructuring Amendment and the Exit Date Amendment are dependent on PNM obtaining the necessary approvals from the NMPRC, the approval by FERC, and the CSA becoming effective. It is currently anticipated that the CSA and the Restructuring Amendment will become effective contemporaneously on January 1, 2016. PNM is unable to predict the ultimate outcome of this matter.

ITEM 6. EXHIBITS

3.1	PNMR	Articles of Incorporation of PNMR, as amended to date (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed November 21, 2008)

3.2	PNM	Restated Articles of Incorporation of PNM, as amended through May 31, 2002 (incorporated by reference to Exhibit 3.1.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

3.3	TNMP	Articles of Incorporation of TNMP, as amended through July 7, 2005 (incorporated by reference to Exhibit 3.1.2 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

3.4	PNMR	Bylaws of PNMR, with all amendments to and including February 26, 2015 (incorporated by reference to Exhibit 3.4 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2014)

3.5	PNM	Bylaws of PNM, with all amendments to and including May 31, 2002 (incorporated by reference to Exhibit 3.1.2 to PNM’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002)

3.6	TNMP	Bylaws of TNMP, with all amendments to and including June 18, 2013 (incorporated by reference to Exhibit 3.6 to TNMP’s Current Report on Form 8-K filed June 20, 2013)

10.1	PNM	Letter Agreement dated May 14, 2015 between PNM and Westmoreland Coal Company

10.2	PNM	Letter Agreement Termination dated July 1, 2015 between PNM and Westmoreland Coal Company

12.1	PNMR	Ratio of Earnings to Fixed Charges

12.2	PNM	Ratio of Earnings to Fixed Charges

12.3	TNMP	Ratio of Earnings to Fixed Charges

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNM	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	TNMP	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	PNMR, PNM, and TNMP	XBRL Instance Document

101.SCH	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Schema Document

101.CAL	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	July 31, 2015	/s/ Joseph D. Tarry
Joseph D. Tarry
Vice President and Corporate Controller
(Officer duly authorized to sign this report)