Form 10-Q
period 2015-09-30
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2015-10-30
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 23, 2015, 79,653,624 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM outstanding as of October 23, 2015 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP outstanding as of October 23, 2015 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
ABCWUA	Albuquerque-Bernalillo County Water Utility Authority
Afton	Afton Generating Station
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ASU	Accounting Standards Update
BACT	Best Available Control Technology
BART	Best Available Retrofit Technology
BDT	Balanced Draft Technology
BHP	BHP Billiton, Ltd, the parent of SJCC
Board	Board of Directors of PNMR
BTU	British Thermal Unit
CAA	Clean Air Act
CCB	Coal Combustion Byproducts
CCN	Certificate of Convenience and Necessity
CO2	Carbon Dioxide
COFA	Capacity Option and Funding Agreement
CSA	Coal Supply Agreement
CTC	Competition Transition Charge
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
Delta	Delta-Person Generating Station, now known as Rio Bravo
DOE	United States Department of Energy
DOI	United States Department of Interior
EGU	Electric Generating Unit
EIB	New Mexico Environmental Improvement Board
EIP	Eastern Interconnection Project
EIS	Environmental Impact Statement
EPA	United States Environmental Protection Agency
EPE	El Paso Electric
ERCOT	Electric Reliability Council of Texas
ESA	Endangered Species Act
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
Four Corners	Four Corners Power Plant
FPPAC	Fuel and Purchased Power Adjustment Clause
FTY	Future Test Year
GAAP	Generally Accepted Accounting Principles in the United States of America
Gallup	City of Gallup, New Mexico
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
IBEW	International Brotherhood of Electrical Workers
IRP	Integrated Resource Plan
IRS	Internal Revenue Service

ISFSI	Independent Spent Fuel Storage Installation
KW	Kilowatt
KWh	Kilowatt Hour
LIBOR	London Interbank Offered Rate
Lightning Dock Geothermal	Lightning Dock geothermal power facility, also known as the Dale Burgett Geothermal Plant
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBTU	Million BTUs
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, Navajo Nation Safe Drinking Water Act, and Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
NEC	Navopache Electric Cooperative, Inc.
NEE	New Energy Economy
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
New Mexico Wind	New Mexico Wind Energy Center
NMAG	New Mexico Attorney General
NMED	New Mexico Environment Department
NMIEC	New Mexico Industrial Energy Consumers Inc.
NMPRC	New Mexico Public Regulation Commission
NMSC	New Mexico Supreme Court
NOx	Nitrogen Oxides
NOPR	Notice of Proposed Rulemaking
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
OCI	Other Comprehensive Income
OPEB	Other Post Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
PCRBs	Pollution Control Revenue Bonds
PNM	Public Service Company of New Mexico and Subsidiaries
PNM 2013 Term Loan Agreement	PNM’s $75.0 Million Unsecured Term Loan
PNM 2014 Term Loan Agreement	PNM’s $175.0 Million Unsecured Term Loan
PNM Multi-draw Term Loan	PNM’s $125.0 Million Unsecured Multi-draw Term Loan Facility
PNM New Mexico Credit Facility	PNM’s $50.0 Million Unsecured Revolving Credit Facility
PNM Revolving Credit Facility	PNM’s $400.0 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR 2015 Term Loan Agreement	PNMR’s $150.0 Million Unsecured Term Loan
PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of PNMR

PNMR Revolving Credit Facility	PNMR’s $300.0 Million Unsecured Revolving Credit Facility
PNMR Term Loan Agreement	PNMR’s $100.0 Million Unsecured Term Loan
PPA	Power Purchase Agreement
PSA	Power Sales Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
RA	San Juan Project Restructuring Agreement
RCRA	Resource Conservation and Recovery Act
RCT	Reasonable Cost Threshold
REA	New Mexico’s Renewable Energy Act of 2004
REC	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
Rio Bravo	Rio Bravo Generating Station, formerly known as Delta
RMC	Risk Management Committee
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
RSIP	Revised State Implementation Plan
S&P	Standard and Poor’s Ratings Services
SCE	Southern California Edison Company
SCPPA	Southern California Public Power Authority
SCR	Selective Catalytic Reduction
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SJPPA	San Juan Project Participation Agreement
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
SPS	Southwestern Public Service Company
TECA	Texas Electric Choice Act
Tenth Circuit	United States Court of Appeals for the Tenth Circuit
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2011 Term Loan Agreement	TNMP’s $50.0 Million Secured Term Loan
TNMP Revolving Credit Facility	TNMP’s $75.0 Million Secured Revolving Credit Facility
TNP	TNP Enterprises, Inc. and Subsidiaries
Tucson	Tucson Electric Power Company
UG-CSA	Underground Coal Sales Agreement
Valencia	Valencia Energy Facility
VaR	Value at Risk
WACC	Weighted Average Cost of Capital
WEG	WildEarth Guardians

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Electric Operating Revenues	$417,433	$413,951	$1,103,187	$1,089,008
Operating Expenses:
Cost of energy	124,255	132,499	353,939	354,532
Administrative and general	46,375	42,190	130,161	131,283
Energy production costs	42,168	43,287	129,627	136,422
Regulatory disallowances	—	—	1,744	—
Depreciation and amortization	47,503	44,295	139,013	128,424
Transmission and distribution costs	16,768	16,884	50,123	49,857
Taxes other than income taxes	18,859	17,997	55,093	51,641
Total operating expenses	295,928	297,152	859,700	852,159
Operating income	121,505	116,799	243,487	236,849
Other Income and Deductions:
Interest income	1,151	2,084	4,842	6,241
Gains on available-for-sale securities	2,536	962	12,116	8,234
Other income	6,165	2,895	16,844	7,648
Other (deductions)	(3,222)	(2,084)	(10,591)	(7,185)
Net other income and deductions	6,630	3,857	23,211	14,938
Interest Charges	27,528	30,115	86,714	89,621
Earnings before Income Taxes	100,607	90,541	179,984	162,166
Income Taxes	35,752	31,055	61,621	53,368
Net Earnings	64,855	59,486	118,363	108,798
(Earnings) Attributable to Valencia Non-controlling Interest	(3,678)	(3,701)	(10,909)	(11,140)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(396)	(396)
Net Earnings Attributable to PNMR	$61,045	$55,653	$107,058	$97,262
Net Earnings Attributable to PNMR per Common Share:
Basic	$0.77	$0.70	$1.34	$1.22
Diluted	$0.76	$0.69	$1.34	$1.21
Dividends Declared per Common Share	$0.200	$0.185	$0.600	$0.555

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net Earnings	$64,855	$59,486	$118,363	$108,798
Other Comprehensive Income (Loss):
Unrealized Gain on Available-for-Sale Securities:
Unrealized holding gains (losses) arising during the period, net of income tax (expense) benefit of $1,200, $(137), $(1,213) and $(3,946)	(1,862)	210	1,882	6,256
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $3,925, $1,059, $8,838 and $4,547	(6,090)	(1,628)	(13,714)	(6,997)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience (gain) loss recognized as net periodic benefit cost, net of income tax expense (benefit) of $(583), $(508), $(1,749) and $(1,524)	905	780	2,715	2,340
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $276, $0, $276 and $53	(428)	—	(428)	(100)
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $0, $3, $0 and $(58)	—	(6)	—	109
Total Other Comprehensive Income (Loss)	(7,475)	(644)	(9,545)	1,608
Comprehensive Income	57,380	58,842	108,818	110,406
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,678)	(3,701)	(10,909)	(11,140)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(396)	(396)
Comprehensive Income Attributable to PNMR	$53,570	$55,009	$97,513	$98,870

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$118,363	$108,798
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	165,563	157,687
Deferred income tax expense	62,511	55,553
Net unrealized (gains) losses on commodity derivatives	1,251	(67)
Realized (gains) on available-for-sale securities	(12,116)	(8,234)
Stock based compensation expense	3,748	4,680
Regulatory disallowances	1,744	—
Other, net	(4,301)	(642)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(23,783)	(22,158)
Materials, supplies, and fuel stock	(3,629)	5,494
Other current assets	37,756	(19,816)
Other assets	12,350	30,502
Accounts payable	1,275	79
Accrued interest and taxes	28,233	32,488
Other current liabilities	(12,731)	(21,197)
Other liabilities	(40,662)	3,074
Net cash flows from operating activities	335,572	326,241

Cash Flows From Investing Activities:
Additions to utility and non-utility plant	(411,606)	(293,361)
Proceeds from sales of available-for-sale securities	166,097	82,222
Purchases of available-for-sale securities	(166,268)	(81,644)
Return of principal on PVNGS lessor notes	21,694	20,758
Purchase of Rio Bravo	—	(36,235)
Other, net	2,891	(3,433)
Net cash flows from investing activities	(387,192)	(311,693)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(3,000)	(49,200)
Long-term borrowings	463,605	255,000
Repayment of long-term debt	(333,066)	(125,000)
Proceeds from stock option exercise	7,394	5,495
Awards of common stock	(18,955)	(15,573)
Dividends paid	(48,188)	(44,600)
Valencia’s transactions with its owner	(12,107)	(12,749)
Other, net	(5,402)	(2,030)
Net cash flows from financing activities	50,281	11,343

Change in Cash and Cash Equivalents	(1,339)	25,891
Cash and Cash Equivalents at Beginning of Period	28,274	2,533
Cash and Cash Equivalents at End of Period	$26,935	$28,424

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$63,046	$60,075
Income taxes paid (refunded), net	$(1,636)	$(2,529)

Supplemental schedule of noncash investing and financing activities:
Changes in accrued plant additions	$(8,748)	$(6,674)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$26,935	$28,274
Accounts receivable, net of allowance for uncollectible accounts of $1,363 and $1,466	110,562	87,038
Unbilled revenues	61,739	63,719
Other receivables	22,234	39,857
Materials, supplies, and fuel stock	67,256	63,628
Regulatory assets	4,957	47,855
Commodity derivative instruments	6,144	11,232
Income taxes receivable	5,614	6,360
Current portion of accumulated deferred income taxes	26,383	26,383
Other current assets	76,161	58,471
Total current assets	407,985	432,817
Other Property and Investments:
Investment in PVNGS lessor notes	—	9,538
Available-for-sale securities	242,795	250,145
Other investments	490	1,762
Non-utility property	3,404	3,406
Total other property and investments	246,689	264,851
Utility Plant:
Plant in service and plant held for future use	6,147,782	5,941,581
Less accumulated depreciation and amortization	2,043,482	1,939,760
	4,104,300	4,001,821
Construction work in progress	366,980	190,389
Nuclear fuel, net of accumulated amortization of $51,719 and $44,507	79,954	77,796
Net utility plant	4,551,234	4,270,006
Deferred Charges and Other Assets:
Regulatory assets	464,766	491,007
Goodwill	278,297	278,297
Commodity derivative instruments	3,369	—
Other deferred charges	100,512	92,347
Total deferred charges and other assets	846,944	861,651
	$6,052,852	$5,829,325

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$102,600	$105,600
Current installments of long-term debt	125,000	333,066
Accounts payable	120,052	110,029
Customer deposits	12,502	12,555
Accrued interest and taxes	81,932	53,863
Regulatory liabilities	2,205	1,703
Commodity derivative instruments	984	1,209
Dividends declared	16,063	16,063
Other current liabilities	57,249	70,194
Total current liabilities	518,587	704,282
Long-term Debt	1,980,381	1,642,024
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	949,642	891,111
Regulatory liabilities	472,035	466,143
Asset retirement obligations	111,595	104,170
Accrued pension liability and postretirement benefit cost	66,346	110,738
Commodity derivative instruments	—	477
Other deferred credits	107,072	103,759
Total deferred credits and other liabilities	1,706,690	1,676,398
Total liabilities	4,205,658	4,022,704
Commitments and Contingencies (See Note 11)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders’ equity:
Common stock outstanding (no par value; 120,000,000 shares authorized; issued and outstanding 79,653,624 shares)	1,165,895	1,173,845
Accumulated other comprehensive income (loss), net of income taxes	(71,300)	(61,755)
Retained earnings	668,722	609,456
Total PNMR common stockholders’ equity	1,763,317	1,721,546
Non-controlling interest in Valencia	72,348	73,546
Total equity	1,835,665	1,795,092
	$6,052,852	$5,829,325

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNMR				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total PNMR Common Stockholder’s Equity		Total Equity
	(In thousands)
Balance at December 31, 2014	$1,173,845	$(61,755)	$609,456	$1,721,546	$73,546	$1,795,092
Proceeds from stock option exercise	7,394	—	—	7,394	—	7,394
Awards of common stock	(18,955)	—	—	(18,955)	—	(18,955)
Excess tax (shortfall) from stock-based payment arrangements	(137)	—	—	(137)	—	(137)
Stock based compensation expense	3,748	—	—	3,748	—	3,748
Valencia’s transactions with its owner	—	—	—	—	(12,107)	(12,107)
Net earnings before subsidiary preferred stock dividends	—	—	107,454	107,454	10,909	118,363
Subsidiary preferred stock dividends	—	—	(396)	(396)	—	(396)
Total other comprehensive income (loss)	—	(9,545)	—	(9,545)	—	(9,545)
Dividends declared on common stock	—	—	(47,792)	(47,792)	—	(47,792)
Balance at September 30, 2015	$1,165,895	$(71,300)	$668,722	$1,763,317	$72,348	$1,835,665

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Electric Operating Revenues	$333,437	$334,993	$870,826	$873,434
Operating Expenses:
Cost of energy	105,708	115,097	299,302	304,365
Administrative and general	41,927	37,519	118,450	116,731
Energy production costs	42,168	43,287	129,627	136,422
Regulatory disallowances	—	—	1,744	—
Depreciation and amortization	29,042	27,524	86,446	81,629
Transmission and distribution costs	10,478	10,693	31,519	32,202
Taxes other than income taxes	10,404	10,258	31,194	30,359
Total operating expenses	239,727	244,378	698,282	701,708
Operating income	93,710	90,615	172,544	171,726
Other Income and Deductions:
Interest income	1,152	2,102	4,869	6,295
Gains on available-for-sale securities	2,536	962	12,116	8,234
Other income	5,369	1,804	13,661	5,359
Other (deductions)	(2,616)	(1,197)	(7,230)	(4,844)
Net other income and deductions	6,441	3,671	23,416	15,044
Interest Charges	19,837	20,092	59,477	59,927
Earnings before Income Taxes	80,314	74,194	136,483	126,843
Income Taxes	27,258	25,142	44,560	42,331
Net Earnings	53,056	49,052	91,923	84,512
(Earnings) Attributable to Valencia Non-controlling Interest	(3,678)	(3,701)	(10,909)	(11,140)
Net Earnings Attributable to PNM	49,378	45,351	81,014	73,372
Preferred Stock Dividends Requirements	(132)	(132)	(396)	(396)
Net Earnings Available for PNM Common Stock	$49,246	$45,219	$80,618	$72,976

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net Earnings	$53,056	$49,052	$91,923	$84,512
Other Comprehensive Income (Loss):
Unrealized Gain on Available-for-Sale Securities:
Unrealized holding gains (losses) arising during the period, net of income tax (expense) benefit of $1,200, $(137), $(1,213) and $(3,946)	(1,862)	210	1,882	6,256
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $3,925, $1,059, $8,838 and $4,547	(6,090)	(1,628)	(13,714)	(6,997)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience (gain) loss recognized as net periodic benefit cost, net of income tax expense (benefit) of $(583), $(508), $(1,749) and $(1,524)	905	780	2,715	2,340
Total Other Comprehensive Income (Loss)	(7,047)	(638)	(9,117)	1,599
Comprehensive Income	46,009	48,414	82,806	86,111
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,678)	(3,701)	(10,909)	(11,140)
Comprehensive Income Attributable to PNM	$42,331	$44,713	$71,897	$74,971

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$91,923	$84,512
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	111,371	108,069
Deferred income tax expense	46,268	45,313
Net unrealized (gains) losses on commodity derivatives	1,251	(67)
Realized (gains) on available-for-sale securities	(12,116)	(8,234)
Regulatory disallowances	1,744	—
Other, net	(5,288)	(355)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(16,220)	(16,782)
Materials, supplies, and fuel stock	(3,328)	5,697
Other current assets	36,707	(20,806)
Other assets	12,126	29,796
Accounts payable	(794)	10,100
Accrued interest and taxes	22,856	19,984
Other current liabilities	(12,099)	(21,586)
Other liabilities	(34,224)	2,841
Net cash flows from operating activities	240,177	238,482

Cash Flows From Investing Activities:
Utility plant additions	(301,410)	(199,771)
Proceeds from sales of available-for-sale securities	166,097	82,222
Purchases of available-for-sale securities	(166,268)	(81,644)
Return of principal on PVNGS lessor notes	21,694	20,758
Purchase of Rio Bravo	—	(36,235)
Other, net	3,051	(3,404)
Net cash flows from investing activities	(276,836)	(218,074)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	—	(49,200)
Short-term borrowings (repayments), affiliate, net	—	(26,000)
Long-term borrowings	313,605	175,000
Repayment of long-term debt	(214,300)	(75,000)
Valencia’s transactions with its owner	(12,107)	(12,749)
Dividends paid	(46,548)	(30,659)
Other, net	(4,934)	(1,196)
Net cash flows from financing activities	35,716	(19,804)

Change in Cash and Cash Equivalents	(943)	604
Cash and Cash Equivalents at Beginning of Period	25,480	21
Cash and Cash Equivalents at End of Period	$24,537	$625

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$42,680	$41,606
Income taxes paid (refunded), net	$(1,450)	$(215)

Supplemental schedule of noncash investing activities:
Changes in accrued plant additions	$(9,933)	$(10,586)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$24,537	$25,480
Accounts receivable, net of allowance for uncollectible accounts of $1,363 and $1,466	83,401	67,622
Unbilled revenues	52,342	54,140
Other receivables	19,036	37,622
Affiliate receivables	8,859	8,853
Materials, supplies, and fuel stock	64,186	60,859
Regulatory assets	3,064	43,980
Commodity derivative instruments	6,144	11,232
Income taxes receivable	6,363	6,105
Current portion of accumulated deferred income taxes	12,418	12,418
Other current assets	70,796	53,095
Total current assets	351,146	381,406
Other Property and Investments:
Investment in PVNGS lessor notes	—	9,538
Available-for-sale securities	242,795	250,145
Other investments	252	397
Non-utility property	96	96
Total other property and investments	243,143	260,176
Utility Plant:
Plant in service and plant held for future use	4,728,597	4,581,066
Less accumulated depreciation and amortization	1,556,065	1,486,406
	3,172,532	3,094,660
Construction work in progress	307,676	169,673
Nuclear fuel, net of accumulated amortization of $51,719 and $44,507	79,954	77,796
Net utility plant	3,560,162	3,342,129
Deferred Charges and Other Assets:
Regulatory assets	337,712	357,045
Goodwill	51,632	51,632
Commodity derivative instruments	3,369	—
Other deferred charges	90,389	81,264
Total deferred charges and other assets	483,102	489,941
	$4,637,553	$4,473,652

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Current installments of long-term debt	$125,000	$214,300
Accounts payable	95,194	86,055
Affiliate payables	17,070	18,232
Customer deposits	12,502	12,555
Accrued interest and taxes	52,994	29,298
Regulatory liabilities	2,205	1,703
Commodity derivative instruments	984	1,209
Dividends declared	132	132
Other current liabilities	40,798	52,053
Total current liabilities	346,879	415,537
Long-term Debt	1,464,991	1,276,357
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	758,182	715,814
Regulatory liabilities	435,473	425,481
Asset retirement obligations	110,545	103,182
Accrued pension liability and postretirement benefit cost	59,367	102,850
Commodity derivative instruments	—	477
Other deferred credits	90,034	86,023
Total deferred credits and liabilities	1,453,601	1,433,827
Total liabilities	3,265,471	3,125,721
Commitments and Contingencies (See Note 11)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock outstanding (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,061,776	1,061,776
Accumulated other comprehensive income (loss), net of income taxes	(70,872)	(61,755)
Retained earnings	297,301	262,835
Total PNM common stockholder’s equity	1,288,205	1,262,856
Non-controlling interest in Valencia	72,348	73,546
Total equity	1,360,553	1,336,402
	$4,637,553	$4,473,652

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at December 31, 2014	$1,061,776	$(61,755)	$262,835	$1,262,856	$73,546	$1,336,402
Valencia’s transactions with its owner	—	—	—	—	(12,107)	(12,107)
Net earnings	—	—	81,014	81,014	10,909	91,923
Total other comprehensive income (loss)	—	(9,117)	—	(9,117)	—	(9,117)
Dividends declared on preferred stock	—	—	(396)	(396)	—	(396)
Dividends declared on common stock	—	—	(46,152)	(46,152)	—	(46,152)
Balance at September 30, 2015	$1,061,776	$(70,872)	$297,301	$1,288,205	$72,348	$1,360,553

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Electric Operating Revenues	$83,996	$78,958	$232,361	$215,574
Operating Expenses:
Cost of energy	18,547	17,402	54,637	50,167
Administrative and general	9,071	9,230	26,946	27,839
Depreciation and amortization	15,016	13,432	42,065	37,276
Transmission and distribution costs	6,290	6,191	18,604	17,655
Taxes other than income taxes	7,405	6,830	19,782	18,238
Total operating expenses	56,329	53,085	162,034	151,175
Operating income	27,667	25,873	70,327	64,399
Other Income and Deductions:
Other income	774	1,072	3,106	2,078
Other (deductions)	(102)	(279)	(349)	(583)
Net other income and deductions	672	793	2,757	1,495
Interest Charges	6,855	6,870	20,636	20,122
Earnings before Income Taxes	21,484	19,796	52,448	45,772
Income Taxes	7,795	7,441	19,200	17,081
Net Earnings	$13,689	$12,355	$33,248	$28,691

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net Earnings	$13,689	$12,355	$33,248	$28,691
Other Comprehensive Income:
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $0, $0, $0 and $53	—	—	—	(100)
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $0, $3, $0 and $(58)	—	(6)	—	109
Total Other Comprehensive Income (Loss)	—	(6)	—	9
Comprehensive Income	$13,689	$12,349	$33,248	$28,700

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$33,248	$28,691
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	43,272	39,577
Deferred income tax expense	3,575	4,256
Other, net	(125)	(169)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(7,563)	(5,376)
Materials and supplies	(301)	(203)
Other current assets	2,712	1,761
Other assets	(272)	(58)
Accounts payable	(210)	(1,302)
Accrued interest and taxes	19,757	19,054
Other current liabilities	1,033	(1,217)
Other liabilities	(5,870)	1,397
Net cash flows from operating activities	89,256	86,411
Cash Flows From Investing Activities:
Utility plant additions	(90,497)	(88,940)
Net cash flows from investing activities	(90,497)	(88,940)
Cash Flow From Financing Activities:
Short-term borrowings (repayments), net	(5,000)	—
Short-term borrowings (repayments) – affiliate, net	25,800	(10,300)
Long-term borrowings	—	80,000
Repayment of long-term debt	—	(50,000)
Dividends paid	(19,559)	(16,336)
Other, net	—	(835)
Net cash flows from financing activities	1,241	2,529

Change in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	1	1
Cash and Cash Equivalents at End of Period	$1	$1

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$13,308	$11,778
Income taxes paid (refunded), net	$545	$(299)

Supplemental schedule of noncash investing and financing activities:
Changes in accrued plant additions	$(216)	$1,658

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1	$1
Accounts receivable	27,161	19,416
Unbilled revenues	9,397	9,579
Other receivables	1,009	2,063
Materials and supplies	3,070	2,769
Regulatory assets	1,893	3,875
Current portion of accumulated deferred income taxes	6,398	6,398
Other current assets	1,256	938
Total current assets	50,185	45,039
Other Property and Investments:
Other investments	238	242
Non-utility property	2,240	2,240
Total other property and investments	2,478	2,482
Utility Plant:
Plant in service and plant held for future use	1,235,573	1,182,112
Less accumulated depreciation and amortization	399,479	375,407
	836,094	806,705
Construction work in progress	42,535	16,538
Net utility plant	878,629	823,243
Deferred Charges and Other Assets:
Regulatory assets	127,054	133,962
Goodwill	226,665	226,665
Other deferred charges	8,186	8,850
Total deferred charges and other assets	361,905	369,477
	$1,293,197	$1,240,241

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$—	$5,000
Short-term debt – affiliate	48,500	22,700
Accounts payable	14,210	14,203
Affiliate payables	2,596	2,469
Accrued interest and taxes	48,331	28,574
Other current liabilities	3,145	2,271
Total current liabilities	116,782	75,217
Long-term Debt	365,390	365,667
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	221,714	217,945
Regulatory liabilities	36,562	40,662
Asset retirement obligations	902	848
Accrued pension liability and postretirement benefit cost	6,979	7,888
Other deferred credits	6,514	7,349
Total deferred credits and other liabilities	272,671	274,692
Total liabilities	754,843	715,576
Commitments and Contingencies (See Note 11)
Common Stockholder’s Equity:
Common stock outstanding ($10 par value; 12,000,000 shares authorized;
issued and outstanding 6,358 shares)	64	64
Paid-in-capital	404,166	404,166
Retained earnings	134,124	120,435
Total common stockholder’s equity	538,354	524,665
	$1,293,197	$1,240,241

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at December 31, 2014	$64	$404,166	$120,435	$524,665
Net earnings	—	—	33,248	33,248
Dividends declared on common stock	—	—	(19,559)	(19,559)
Balance at September 30, 2015	$64	$404,166	$134,124	$538,354

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at September 30, 2015 and December 31, 2014, the consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2015 and 2014, and the consolidated cash flows for the nine months ended September 30, 2015 and 2014. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

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

GAAP defines subsequent events as events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Based on their nature, magnitude, and timing, certain subsequent events may be required to be reflected at the balance sheet date and/or required to be disclosed in the financial statements. The Company has evaluated subsequent events as required by GAAP.

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

Dividends on Common Stock

Dividends on PNMR’s common stock are declared by its Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. This has historically resulted in dividends considered to be attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year. The Board declared dividends on common stock considered to be for the second quarter of $0.200 per share in July 2015 and $0.185 in July 2014, which are reflected as being in the second quarter within “Dividends Declared per Common Share” on the PNMR Condensed

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Statements of Earnings. The Board declared dividends on common stock considered to be for the third quarter of $0.200 per share in September 2015 and $0.185 in September 2014, which are reflected as being in the third quarter within “Dividends Declared per Common Share” on the PNMR Condensed Consolidated Statements of Earnings.

PNM declared and paid cash dividends on common stock to PNMR of $46.2 million and $30.3 million in the nine months ended September 30, 2015 and 2014. TNMP declared and paid cash dividends of $19.6 million and $16.3 million in the nine months ended September 30, 2015 and 2014

New Accounting Pronouncements

Information concerning recently issued accounting pronouncements that have not been adopted by the Company is presented below.

Accounting Standards Update 2014-09 – Revenue from Contracts with Customers (Topic 606)

On May 28, 2014, the FASB issued ASU No. 2014-09. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. On August 12, 2015, the FASB issued a one-year deferral in the effective date. The Company must now adopt the new standard beginning on January 1, 2018. Early adoption would be permitted beginning January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method although it is unlikely the Company would elect to early adopt the new standard. The Company is analyzing the impacts this new standard will have on its consolidated financial statements and related disclosures, but has not determined the effect of the standard on its ongoing financial reporting.

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

Accounting Standards Update 2015-03 - Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs

On April 7, 2015, the FASB issued ASU No. 2015-03, which requires that issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of the carrying amount of that debt and not as an asset. The new standard was subsequently amended to not require a reduction of debt liabilities for issuance costs related to line-of-credit arrangements. The ASU is effective for the Company for reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the impacts of the ASU. Currently, unamortized debt issuance costs that would be reclassified are included in other deferred charges on the Condensed Consolidated Balance Sheets and, at September 30, 2015, amounted to $13.9 million for PNMR, $9.7 million for PNM, and $4.0 million for TNMP.

Accounting Standards Update 2015-07 - Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)

On May 1, 2015, the FASB issued ASU No. 2015-07, which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The new standard is effective for reporting periods beginning after December 31, 2016, with early adoption permitted. Once adopted, the update is required to be applied on a retrospective basis for all periods presented. The Company is in the process of analyzing this new standard; however, it is not expected to have a significant impact on the financial statements other than the disclosure and

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

presentation of certain investments of the Company’s employee benefit plans that are measured using the net asset value practical expedient.

(2)	Earnings Per Share

In accordance with GAAP, dual presentation of basic and diluted earnings per share is presented in the Condensed Consolidated Statements of Earnings of PNMR. Information regarding the computation of earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Net Earnings Attributable to PNMR	$61,045	$55,653	$107,058	$97,262
Average Number of Common Shares:
Outstanding during period	79,654	79,654	79,654	79,654
Vested awards of restricted stock	100	112	103	134
Average Shares – Basic	79,754	79,766	79,757	79,788
Dilutive Effect of Common Stock Equivalents (1):
Stock options and restricted stock	362	457	377	491
Average Shares – Diluted	80,116	80,223	80,134	80,279
Net Earnings Per Share of Common Stock:
Basic	$0.77	$0.70	$1.34	$1.22
Diluted	$0.76	$0.69	$1.34	$1.21

(1)	Excludes the effect of out-of-the-money options for 244,900 shares of common stock at September 30, 2015.

(3)	Segment Information

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

PNMR SEGMENT INFORMATION

	PNM	TNMP	Corporate and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2015
Electric operating revenues	$333,437	$83,996	$—	$417,433
Cost of energy	105,708	18,547	—	124,255
Margin	227,729	65,449	—	293,178
Other operating expenses	104,977	22,766	(3,573)	124,170
Depreciation and amortization	29,042	15,016	3,445	47,503
Operating income	93,710	27,667	128	121,505
Interest income	1,152	—	(1)	1,151
Other income (deductions)	5,289	672	(482)	5,479
Net interest charges	(19,837)	(6,855)	(836)	(27,528)
Segment earnings (loss) before income taxes	80,314	21,484	(1,191)	100,607
Income taxes	27,258	7,795	699	35,752
Segment earnings (loss)	53,056	13,689	(1,890)	64,855
Valencia non-controlling interest	(3,678)	—	—	(3,678)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$49,246	$13,689	$(1,890)	$61,045

Nine Months Ended September 30, 2015
Electric operating revenues	$870,826	$232,361	$—	$1,103,187
Cost of energy	299,302	54,637	—	353,939
Margin	571,524	177,724	—	749,248
Other operating expenses	312,534	65,332	(11,118)	366,748
Depreciation and amortization	86,446	42,065	10,502	139,013
Operating income	172,544	70,327	616	243,487
Interest income	4,869	—	(27)	4,842
Other income (deductions)	18,547	2,757	(2,935)	18,369
Net interest charges	(59,477)	(20,636)	(6,601)	(86,714)
Segment earnings (loss) before income taxes	136,483	52,448	(8,947)	179,984
Income taxes (benefit)	44,560	19,200	(2,139)	61,621
Segment earnings (loss)	91,923	33,248	(6,808)	118,363
Valencia non-controlling interest	(10,909)	—	—	(10,909)
Subsidiary preferred stock dividends	(396)	—	—	(396)
Segment earnings (loss) attributable to PNMR	$80,618	$33,248	$(6,808)	$107,058

At September 30, 2015:
Total Assets	$4,637,553	$1,293,197	$122,102	$6,052,852
Goodwill	$51,632	$226,665	$—	$278,297

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

Information regarding accumulated other comprehensive income (loss) for the nine months ended September 30, 2015 and 2014 is as follows:

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Accumulated Other Comprehensive Income (Loss)
	PNM			TNMP	PNMR
	Unrealized			Fair Value	Fair Value
	Gain on			Adjustment	Adjustment
	Available-for-	Pension		for Cash	for Cash
	Sale	Liability		Flow	Flow
	Securities	Adjustment	Total	Hedges	Hedges	Total
	(In thousands)
Balance at December 31, 2014	$28,008	$(89,763)	$(61,755)	$—	$—	$(61,755)
Amounts reclassified from AOCI (pre-tax)	(22,552)	4,464	(18,088)	—	—	(18,088)
Income tax impact of amounts reclassified	8,838	(1,749)	7,089	—	—	7,089
Other OCI changes (pre-tax)	3,095	—	3,095	—	(704)	2,391
Income tax impact of other OCI changes	(1,213)	—	(1,213)	—	276	(937)
Net change after income taxes	(11,832)	2,715	(9,117)	—	(428)	(9,545)
Balance at September 30, 2015	$16,176	$(87,048)	$(70,872)	$—	$(428)	$(71,300)

Balance at December 31, 2013	$25,748	$(83,625)	$(57,877)	$(263)	$—	$(58,140)
Amounts reclassified from AOCI (pre-tax)	(11,544)	3,864	(7,680)	167	—	(7,513)
Income tax impact of amounts reclassified	4,547	(1,524)	3,023	(58)	—	2,965
Other OCI changes (pre-tax)	10,202	—	10,202	(153)	—	10,049
Income tax impact of other OCI changes	(3,946)	—	(3,946)	53	—	(3,893)
Net change after income taxes	(741)	2,340	1,599	9	—	1,608
Balance at September 30, 2014	$25,007	$(81,285)	$(56,278)	$(254)	$—	$(56,532)

Pre-tax amounts reclassified from AOCI related to “Unrealized Gain on Available-for-Sale Securities” are included in “Gains on available-for-sale securities” in the Condensed Consolidated Statements of Earnings. Pre-tax amounts reclassified from AOCI related to “Pension Liability Adjustment” are reclassified to “Operating Expenses – Administrative and general” in the Condensed Consolidated Statements of Earnings. For the nine months ended September 30, 2015 and 2014, 22.4% and 23.6% of the pension amounts reclassified were capitalized into construction work in process and 2.5% and 1.7% was capitalized into other accounts. Pre-tax amounts reclassified from AOCI related to “Fair Value Adjustment for Cash Flow Hedges” are reclassified to “Interest Charges” in the Condensed Consolidated Statements of Earnings. An insignificant amount was capitalized as AFUDC. The income tax impacts of all amounts reclassified from AOCI are included in “Income Taxes” in the Condensed Consolidated Statements of Earnings.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 158 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third-party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operations and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the three and nine months ended September 30, 2015, PNM paid $4.9 million and $14.5 million for fixed charges and $0.3 million and $0.9 million for variable charges. For the three and nine months ended September 30, 2014, PNM paid $4.8 million and $14.4 million for fixed charges and $0.3 million and $1.0 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy obligations of Valencia and creditors of Valencia do not have any recourse against PNM’s assets. PNM has concluded that the third party entity that owns Valencia is a variable interest entity and that PNM is the primary beneficiary of the entity under GAAP since PNM has the power to direct the activities that most significantly impact the economic performance of Valencia and will absorb the majority of the variability in the cash flows of the plant. As the primary beneficiary, PNM consolidates the entity in its financial statements. The assets and liabilities of Valencia set forth below are immaterial to PNM and, therefore, not shown separately on the Condensed Consolidated Balance Sheets. The owner’s equity and net income of Valencia are considered attributable to non-controlling interest.

Summarized financial information for Valencia is as follows:

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Operating revenues	$5,182	$5,061	$15,337	$15,300
Operating expenses	(1,504)	(1,360)	(4,428)	(4,160)
Earnings attributable to non-controlling interest	$3,678	$3,701	$10,909	$11,140

Financial Position

	September 30,	December 31,
	2015	2014
	(In thousands)
Current assets	$3,410	$2,513
Net property, plant, and equipment	70,471	72,321
Total assets	73,881	74,834
Current liabilities	1,533	1,288
Owners’ equity – non-controlling interest	$72,348	$73,546

During the term of the PPA, PNM has the option to purchase and own up to 50% of the plant or the variable interest entity. The PPA specifies that the purchase price would be the greater of (i) 50% of book value reduced by related indebtedness or (ii) 50% of fair market value. On October 8, 2013, PNM notified the owner of Valencia that PNM may exercise the option to purchase 50% of the plant. As provided in the PPA, an appraisal process was initiated since the parties failed to reach agreement on fair market value within 60 days. Under the PPA, results of the appraisal process established the purchase price after which PNM was to determine in its sole discretion whether or not to exercise its option to purchase the 50% interest. The PPA also provides that the purchase price may be adjusted to reflect the period between the determination of the purchase price and the closing. The appraisal process determined the purchase price as of October 8, 2013 to be $85.0 million, prior to any adjustment to reflect the period through the closing date. Approval of the NMPRC and FERC would be required, which could take up to 15 months. On May 30, 2014, after evaluating its alternatives with respect to Valencia, PNM notified the owner of Valencia that PNM intended

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to purchase 50% of the plant, subject to certain conditions. PNM’s conditions include: agreeing on the purchase price, adjusted to reflect the period between October 8, 2013 and the closing; approval of the NMPRC, including specified ratemaking treatment, and FERC; approval of the Board and PNM’s board of directors; receipt of other necessary approvals and consents; and other customary closing conditions. PNM received a letter dated June 30, 2014 from the owner of Valencia suggesting that the conditions set forth in PNM’s notification raise issues under the PPA. The owner of Valencia subsequently submitted a counter-proposal to PNM in April 2015. PNM is evaluating available options. PNM cannot predict if it will reach agreement with the owner of Valencia, if required regulatory and other approvals will be received, or if the purchase will be completed.

PVNGS Leases

PNM leases interests in Units 1 and 2 of PVNGS under arrangements, which were entered into in 1985 and 1986, that are accounted for as operating leases. PNM is not the legal or tax owner of the leased assets. The leases provided PNM with an option to purchase the leased assets at appraised value at the end of the leases. PNM does not have a fixed price purchase option and does not provide residual value guarantees. The leases also provided PNM with options to renew the leases at fixed rates set forth in the leases for two years beyond the termination of the original lease terms. The option periods on certain leases could be further extended for up to an additional six years if the appraised remaining useful lives and fair value of the leased assets were greater than parameters set forth in the leases. See Note 7 of the Notes to Consolidated Financial Statements in the 2014 Annual Reports on Form 10-K and Note 6 for additional information regarding the leases and actions PNM has taken with respect to its renewal and purchase options. Under GAAP, these renewal options are considered to be variable interests in the trusts and result in the trusts being considered variable interest entities.

PNM is only obligated to make payments to the trusts for the scheduled semi-annual lease payments. As of September 30, 2015, these payments, which, net of amounts that will be returned to PNM through its ownership in related lessor notes and the Unit 2 beneficial trust, aggregate $140.1 million, including the renewal terms of the leases that PNM has elected to renew. Under certain circumstances (for example, final shutdown of the plant, the NRC issuing specified violation orders with respect to PVNGS, or the occurrence of specified nuclear events), PNM would be required to make specified payments to the beneficial owners and take title to the leased interests. If such an event had occurred as of September 30, 2015, PNM could have been required to pay the beneficial owners up to $205.8 million on January 15, 2016 in addition to the regularly scheduled lease payments. In such event, PNM would record the acquired assets at the lower of their fair value or the aggregate of the amount paid and PNM’s carrying value of its investment in PVNGS lessor notes. Other than as discussed in Note 6, PNM has no other financial obligations or commitments to the trusts or the beneficial owners. Creditors of the trusts have no recourse to PNM’s assets other than with respect to the contractual lease payments. PNM has no additional rights to the assets of the trusts other than the use of the leased assets. PNM has no assets or liabilities recorded on its Condensed Consolidated Balance Sheets related to the trusts other than accrued lease payments of $8.4 million at September 30, 2015 and $26.0 million at December 31, 2014, which are included in other current liabilities on the Condensed Consolidated Balance Sheets.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM made fixed and variable payments to Delta under the PPA. For the periods from July 1, 2014 through July 17, 2014 and January 1, 2014 through July 17, 2014, PNM incurred fixed capacity charges of $0.3 million and $3.5 million and variable energy charges of $0.1 million and $0.6 million. PNM recovered the variable energy charges through its FPPAC.
PNM began including the assets, liabilities, and operations of Rio Bravo at the date of the acquisition. Prior to the acquisition, consolidation of Delta would have been immaterial to PNMR and PNM. Since all of Delta’s revenues and expenses were attributable to its PPA arrangement with PNM, the primary impact of consolidating Delta to the Condensed Consolidated Statements of Earnings of PNMR and PNM would have been to reclassify Delta’s net earnings from operating expenses and reflect such amount as earnings attributable to a non-controlling interest, without any impact to net earnings attributable to PNMR and PNM.

(6)	Lease Commitments

The Company leases office buildings, vehicles, and other equipment under operating leases. In addition, PNM leases interests in Units 1 and 2 of PVNGS and leased an interest in the EIP transmission line through April 1, 2015. All of the Company’s leases are accounted for as operating leases. Additional information concerning the Company’s lease commitments is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2014 Annual Reports on Form 10-K, including information regarding renewal and purchase options, and actions taken by PNM under the PVNGS leases.

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

PNM will pay $78.1 million for the assets underlying one of the Unit 2 leases, which is for 31.25 MW of the entitlement from PVNGS Unit 2. On September 18, 2015, PNM entered into a definitive agreement to implement the purchase by PNM of the generating capacity under this lease on January 15, 2016, at which time the purchase price will be paid by PNM and the transfer of the leased interests will take place. PNM will pay $85.2 million for the assets underlying the other two Unit 2 leases, which are for 32.76 MW of the entitlement from PVNGS Unit 2. PNMR Development is also a party to the agreement regarding these two leases, which constitutes a letter of intent providing PNMR Development with the option, subject to approval by the Board and negotiation of definitive documents, to acquire the entities that own the leased assets at any time from June 1, 2014 through January 14, 2016. PNMR does not anticipate that PNMR Development will exercise the early purchase option.

At March 31, 2015, PNM owned 60% of the EIP and leased the other 40%, under a lease that expired on April 1, 2015. Following procedures set forth in the lease, PNM and the lessor entered into a definitive agreement for PNM to exercise its option to purchase on April 1, 2015 the leased capacity at fair market value, which the parties agreed would be $7.7 million. PNM closed on the purchase on April 1, 2015 and recorded the purchase of the assets underlying the lease at that date.

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

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, the Company accounts for its various derivative instruments for the purchase and sale of energy based on the Company’s intent. During the nine months ended September 30, 2015 and the year ended December 31, 2014, the Company was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flows hedges. The contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. The Company has no trading transactions.

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

Commodity Derivatives

Commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges, are summarized as follows:

	Economic Hedges
	September 30, 2015	December 31, 2014
PNMR and PNM	(In thousands)
Current assets	$6,144	$11,232
Deferred charges	3,369	—
	9,513	11,232

Current liabilities	(984)	(1,209)
Long-term liabilities	—	(477)
	(984)	(1,686)
Net	$8,529	$9,546

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Included in the above table are $2.2 million of current assets and $3.4 million in deferred charges at September 30, 2015 and $3.0 million of current assets at December 31, 2014 related to contracts for the sale of energy from PVNGS Unit 3 through 2017 at market price plus a premium. Certain of PNM’s commodity derivative instruments in the above table are subject to master netting agreements whereby assets and liabilities could be offset in the settlement process. The Company does not offset fair value, cash collateral, and accrued payable or receivable amounts recognized for derivative instruments under master netting arrangements and the above table reflects the gross amounts of assets and liabilities. The amounts that could be offset under master netting agreements were immaterial at September 30, 2015 and December 31, 2014.

At September 30, 2015 and December 31, 2014, PNMR and PNM had no amounts recognized for the legal right to reclaim cash collateral. However, at September 30, 2015 and December 31, 2014, amounts posted as cash collateral under margin arrangements were $1.2 million and $3.8 million for both PNMR and PNM. At September 30, 2015 and December 31, 2014, obligations to return cash collateral were $0.1 million and $0.2 million, for both PNMR and PNM. Cash collateral amounts are included in other current assets and other current liabilities on the Condensed Consolidated Balance Sheets.

PNM has a NMPRC approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. The table above includes $0.3 million of current assets and less than $0.1 million of current liabilities at September 30, 2015 related to this plan. The offsets to these amounts are recorded as regulatory assets and liabilities on the Condensed Consolidated Balance Sheets. At December 31, 2014, there were no hedges in place under this plan.

The following table presents the effect of mark-to-market commodity derivative instruments on earnings, excluding income tax effects. Commodity derivatives had no impact on OCI for the periods presented.

	Economic Hedges
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
PNMR and PNM	(In thousands)
Electric operating revenues	$6,823	$2,352	$7,354	$(2,124)
Cost of energy	(78)	(60)	(227)	186
Total gain (loss)	$6,745	$2,292	$7,127	$(1,938)
Commodity contract volume positions are presented in MMBTU for gas related contracts and in MWh for power related contracts. The table below presents PNMR’s and PNM’s net buy (sell) volume positions:

	Economic Hedges
	MMBTU	MWh
PNMR and PNM
September 30, 2015	1,227,498	(2,942,281)
December 31, 2014	650,000	(1,919,000)
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

The table below presents information about the Company’s contingent requirements to provide collateral under commodity contracts having an objectively determinable collateral provision that are in net liability positions and are not fully collateralized with cash. Contractual liability represents commodity derivative contracts recorded at fair value on the balance sheet, determined on an individual contract basis without offsetting amounts for individual contracts that are in an asset position and could be offset under master netting agreements with the same counterparty. The table only reflects cash collateral that has been posted under

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the existing contracts and does not reflect letters of credit under PNM’s revolving credit facilities that have been issued as collateral. Net exposure is the net contractual liability for all contracts, including those designated as normal purchases and normal sales, offset by existing cash collateral and by any offsets available under master netting agreements, including both asset and liability positions.

Contingent Feature – Credit Rating Downgrade	Contractual Liability	Existing Cash Collateral	Net Exposure
	(In thousands)
PNMR and PNM
September 30, 2015	$967	$—	$207
December 31, 2014	$1,686	$—	$167

Sale of Power from PVNGS Unit 3

Because PNM’s 134 MW share of Unit 3 at PVNGS is not currently included in retail rates, that unit’s power is being sold in the wholesale market. As of September 30, 2015, PNM had contracted to sell 100% of PVNGS Unit 3 output through 2017, at market price plus a premium.  Through hedging arrangements that are accounted for as economic hedges, PNM has established fixed rates, which average approximately $37 per MWh, for substantially all of the sales through 2015. There are currently no hedging arrangements in place for the 2016 and 2017 sales.

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Available-for-sale securities are carried at fair value. Available-for-sale securities for PNMR and PNM consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS and a trust for PNM’s share of post-term reclamation costs related to the coal mines serving SJGS (Note 11). At September 30, 2015 and December 31, 2014, the fair value of available-for-sale securities included $237.3 million and $244.6 million for the NDT and $5.5 million and $5.5 million for the mine reclamation trust. The fair value and gross unrealized gains of investments in available-for-sale securities are presented in the following table.

	September 30, 2015		December 31, 2014
	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value
PNMR and PNM		(In thousands)
Cash and cash equivalents	$—	$28,813	$—	$8,276
Equity securities:
Domestic value	11,880	42,769	17,418	45,340
Domestic growth	10,124	58,424	21,354	74,053
International and other	1	1,681	156	16,599
Fixed income securities:
U.S. Government	598	25,544	903	22,563
Municipals	3,499	61,106	5,851	68,973
Corporate and other	618	24,458	666	14,341
	$26,720	$242,795	$46,348	$250,145

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The proceeds and gross realized gains and losses on the disposition of available-for-sale securities for PNMR and PNM are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the change in realized impairment losses of $(2.4) million and $(3.2) million for the three and nine months ended September 30, 2015 and $(1.2) million and $(0.7) million for the three and nine months ended September 30, 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Proceeds from sales	$71,576	$29,103	$166,097	$82,222
Gross realized gains	$8,998	$3,134	$22,463	$11,616
Gross realized (losses)	$(4,014)	$(936)	$(7,133)	$(2,731)
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
At September 30, 2015, the available-for-sale and held-to-maturity debt securities had the following final maturities:

	Fair Value
	Available-for-Sale	Held-to-Maturity
	PNMR and PNM	PNMR	PNM
	(In thousands)
Within 1 year	$4,558	$8,947	$8,947
After 1 year through 5 years	21,516	652	—
After 5 years through 10 years	23,048	—	—
After 10 years through 15 years	11,105	—	—
After 15 years through 20 years	10,593	—	—
After 20 years	40,288	—	—
	$111,108	$9,599	$8,947

Fair Value Disclosures
The Company determines the fair values of its derivative and other financial instruments based on the hierarchy established in GAAP, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. GAAP describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Level 3 inputs used in determining fair values for the Company consist of internal valuation models. The Company records any transfers between fair value hierarchy levels as of the end of each calendar quarter. There were no transfers between levels during the nine months ended September 30, 2015 and the year ended December 31, 2014.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Items recorded at fair value on the Condensed Consolidated Balance Sheets are presented below by level of the fair value hierarchy. There were no Level 3 fair value measurements at September 30, 2015 and December 31, 2014 for items recorded at fair value.

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
September 30, 2015	(In thousands)
PNMR and PNM
Available-for-sale securities
Cash and cash equivalents	$28,813	$28,813	$—
Equity securities:
Domestic value	42,769	42,769	—
Domestic growth	58,424	58,424	—
International and other	1,681	1,681	—
Fixed income securities:
U.S. Government	25,544	24,254	1,290
Municipals	61,106	—	61,106
Corporate and other	24,458	4,169	20,289
	$242,795	$160,110	$82,685

Commodity derivative assets	$9,513	$—	$9,513
Commodity derivative liabilities	(984)	—	(984)
Net	$8,529	$—	$8,529

December 31, 2014
PNMR and PNM
Available-for-sale securities
Cash and cash equivalents	$8,276	$8,276	$—
Equity securities:
Domestic value	45,340	45,340	—
Domestic growth	74,053	74,053	—
International and other	16,599	16,599	—
Fixed income securities:
U.S. Government	22,563	20,808	1,755
Municipals	68,973	—	68,973
Corporate and other	14,341	4,843	9,498
	$250,145	$169,919	$80,226

Commodity derivative assets	$11,232	$—	$11,232
Commodity derivative liabilities	(1,686)	—	(1,686)
Net	$9,546	$—	$9,546

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and fair values of investments in PVNGS lessor notes, other investments, and long-term debt, which are not recorded at fair value on the Condensed Consolidated Balance Sheets are presented below:

			GAAP Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2015	(In thousands)
PNMR
Long-term debt	$2,105,381	$2,297,887	$—	$2,297,887	$—
Investment in PVNGS lessor notes	$8,824	$8,947	$—	$—	$8,947
Other investments	$490	$1,142	$490	$—	$652
PNM
Long-term debt	$1,589,991	$1,719,947	$—	$1,719,947	$—
Investment in PVNGS lessor notes	$8,824	$8,947	$—	$—	$8,947
Other investments	$252	$252	$252	$—	$—
TNMP
Long-term debt	$365,390	$427,940	$—	$427,940	$—
Other investments	$238	$238	$238	$—	$—

December 31, 2014
PNMR
Long-term debt	$1,975,090	$2,173,117	$—	$2,173,117	$—
Investment in PVNGS lessor notes	$31,232	$32,836	$—	$—	$32,836
Other investments	$1,762	$2,375	$639	$—	$1,736
PNM
Long-term debt	$1,490,657	$1,624,222	$—	$1,624,222	$—
Investment in PVNGS lessor notes	$31,232	$32,836	$—	$—	$32,836
Other investments	$397	$397	$397	$—	$—
TNMP
Long-term debt	$365,667	$427,356	$—	$427,356	$—
Other investments	$242	$242	$242	$—	$—

(8)	Stock-Based Compensation

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

The stock-based compensation expense related to restricted stock awards without performance or market conditions is amortized to compensation expense over the requisite vesting period, which is generally three years. However, compensation expense for awards to participants that are retirement eligible on the grant date is recognized immediately at the grant date and is not amortized. Compensation expense for performance-based shares is recognized ratably over the performance period and is

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

adjusted periodically to reflect the level of achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees meet their service requirements. At September 30, 2015 and December 31, 2014, PNMR had unrecognized expense related to stock awards of $6.8 million and $6.5 million.

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

The following table summarizes activity in stock options and restricted stock awards, including performance-based and market-based shares, for the nine months ended September 30, 2015:

	Restricted Stock		Stock Options
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2014	258,770	$22.31	920,505	$20.39
Granted	340,020	$20.34	—	$—
Exercised	(349,468)	$18.61	(215,945)	$19.98
Forfeited	(4,061)	$24.81	(1,000)	$30.50
Expired	—	$—	(66,201)	$27.90
Outstanding at September 30, 2015	245,261	$24.81	637,359	$19.54

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

Effective as of January 1, 2015, the Company entered into a retention award agreement with its Executive Vice President and Chief Financial Officer under which he would receive awards of restricted stock if PNMR meets specific performance targets at the end of 2016 and 2017 and he remains an employee of the Company. If PNMR achieves the specific performance target for the period from January 1, 2015 through December 31, 2016, he would receive $100,000 of PNMR common stock based on the market value per share on the grant date, which would be in early 2017. Similarly, if PNMR achieves the specific performance target for the period from January 1, 2015 through December 31, 2017, he would receive $275,000 of PNMR common stock based on the market value per share on the grant date, which would be in early 2018. If the target for the first performance period is not met, but the target for the second performance period is met, he would receive both awards, less any amount received previously under the agreement. The retention award was made under the PEP and was approved by the Board on December 9, 2014. The above table does not include any restricted stock shares under this retention award agreement.

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
At September 30, 2015, the aggregate intrinsic value of stock options outstanding, all of which are exercisable, was $6.0 million with a weighted-average remaining contract life of 2.38 years. At September 30, 2015, the exercise price of 244,900 outstanding stock options is greater than the closing price of PNMR common stock on that date; therefore, those options have no intrinsic value.

The following table provides additional information concerning stock options and restricted stock activity, including performance-based and market-based shares:

	Nine Months Ended September 30,
Restricted Stock	2015	2014
Weighted-average grant date fair value	$20.34	$21.27
Total fair value of restricted shares that vested (in thousands)	$6,503	$4,929

Stock Options
Weighted-average grant date fair value of options granted	$—	$—
Total fair value of options that vested (in thousands)	$—	$—
Total intrinsic value of options exercised (in thousands)	$1,814	$2,199

(9)	Financing

Additional information concerning financing activities, including a TNMP cash-flow hedge, which terminated on June 27, 2014, that established a fixed interest rate on a variable rate loan, is contained in Note 6 of the Notes to Consolidated Financial Statements in the 2014 Annual Reports on Form 10-K.

Financing Activities

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On March 5, 2014, PNM entered into a $175.0 million Term Loan Agreement (the “PNM 2014 Term Loan Agreement”) among PNM and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Lender and Administrative Agent. On March 5, 2014, PNM used a portion of the funds borrowed under the PNM 2014 Term Loan Agreement to repay all amounts outstanding under PNM’s existing $75.0 million PNM 2013 Term Loan Agreement and other short-term amounts outstanding. The PNM 2014 Term Loan Agreement was repaid on August 12, 2015.

On December 22, 2014, PNM entered into a multi-draw term loan facility (the “PNM Multi-draw Term Loan”) with JPMorgan Chase Bank, N.A., as Lender and Administrative Agent. The $125.0 million facility has a maturity date of June 21, 2016. At December 31, 2014, outstanding borrowings under the PNM Multi-draw Term Loan were $100.0 million. PNM drew the remaining capacity of $25.0 million on May 8, 2015 resulting in outstanding borrowings at September 30, 2015 of $125.0 million, which are included in current maturities of long-term debt on the Condensed Consolidated Balance Sheet. The PNM Multi-draw Term Loan bears interest at a variable rate, which was 0.78% at September 30, 2015. The PNM Multi-draw Term Loan includes customary covenants, including requirements to not exceed a maximum consolidated debt-to-consolidated capitalization ratio and customary events of default. The PNM Multi-draw Term Loan Agreement has a cross default provision and a change of control provision.

On March 9, 2015, PNMR entered into a $150.0 million Term Loan Agreement (“PNMR 2015 Term Loan Agreement”) between PNMR, the lenders identified therein, and Wells Fargo Bank, National Association, as Lender and Administrative Agent. The PNMR 2015 Term Loan Agreement bears interest at a variable rate, which was 1.21% at September 30, 2015, and must be repaid on or before March 9, 2018. The PNMR 2015 Term Loan Agreement includes customary covenants, including requirements to not exceed a maximum consolidated debt-to-capital ratio and customary events of default. The PNMR 2015 Term Loan Agreement has a cross default provision and a change of control provision.

At December 31, 2014, PNMR had an aggregate outstanding principal amount of $118.8 million of its 9.25% Senior Unsecured Notes, Series A, which were due on May 15, 2015. PNMR repaid all of the 9.25% Senior Unsecured Notes, Series A at the scheduled maturity, utilizing proceeds from the PNMR 2015 Term Loan Agreement and borrowings under the PNMR Revolving Credit Facility.

At December 31, 2014, PNM had a $39.3 million series of outstanding Senior Unsecured Notes, Pollution Control Revenue Bonds, which have a final maturity of June 1, 2043. These PCRBs were subject to mandatory tender for remarketing on June 1, 2015 and were successfully remarketed on that date. The notes now bear interest at 2.40%, continue to have an outstanding amount of $39.3 million, and are subject to mandatory tender for remarketing on June 1, 2020.

On August 11, 2015, PNM issued $250.0 million aggregate principal amount of its 3.850% Senior Unsecured Notes due 2025. The notes will mature on August 1, 2025. Portions of the proceeds from the offering were used to repay the existing $175.0 million PNM 2014 Term Loan Agreement and to repay outstanding borrowings under the PNM Revolving Credit Facility, the PNM New Mexico Credit Facility, and PNM’s intercompany loan from PNMR.

In September 2015, PNMR entered into a hedging agreement whereby it effectively established a fixed interest rate of 2.027% for borrowings under the PNMR 2015 Term Loan Agreement discussed above for the period from January 11, 2016 through March 9, 2018. This hedge is accounted for as a cash-flow hedge and had a fair value loss of $0.7 million at September 30, 2015, using Level 2 inputs under GAAP determined using forward LIBOR curves under the mid-market convention to discount cash flows over the remaining term of the swap agreements.

Short-term Debt

The PNMR Revolving Credit Facility has a financing capacity of $300.0 million and the PNM Revolving Credit Facility has a financing capacity of $400.0 million. In October 2015, the maturity date for both of these facilities was extended and they now mature on October 31, 2020. The TNMP Revolving Credit Facility is a $75.0 million revolving credit facility secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds. The TNMP Revolving Credit Facility matures on September 18, 2018. PNM also has the $50.0 million PNM New Mexico Credit Facility that expires on January 8, 2018. At September 30, 2015, TNMP had $48.5 million in borrowings from PNMR under an intercompany loan agreement. At September 30, 2015, the weighted average interest rate was 1.69% for the PNMR Revolving Credit Facility and 1.05% for borrowings outstanding

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

under the twelve-month PNMR Term Loan Agreement, which matures in December 2015. Short-term debt outstanding consisted of:

	September 30,	December 31,
Short-term Debt	2015	2014
	(In thousands)
PNM:
Revolving credit facility	$—	$—
PNM New Mexico Credit Facility	—	—
TNMP – Revolving credit facility	—	5,000
PNMR:
Revolving credit facility	2,600	600
PNMR Term Loan Agreement	100,000	100,000
	$102,600	$105,600

At October 23, 2015, PNMR, PNM, and TNMP had $293.8 million, $396.8 million, and $54.9 million of availability under their respective revolving credit facilities, including reductions of availability due to outstanding letters of credit, and PNM had $50.0 million of availability under the PNM New Mexico Credit Facility. Total availability at October 23, 2015, on a consolidated basis, was $795.5 million for PNMR. As of October 23, 2015, TNMP had $36.8 million in borrowings from PNMR under an intercompany loan agreement. At October 23, 2015, PNMR, PNM and TNMP had consolidated invested cash of $11.0 million, $34.1 million, and none.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM Plans

The following tables present the components of the PNM Plans’ net periodic benefit cost:

	Three Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2015	2014	2015	2014	2015	2014
	(In thousands)
Components of Net Periodic
Benefit Cost
Service cost	$—	$—	$51	$45	$—	$—
Interest cost	7,064	7,541	1,022	1,159	190	205
Expected return on plan assets	(9,831)	(9,511)	(1,403)	(1,410)	—	—
Amortization of net (gain) loss	3,705	3,255	491	556	81	52
Amortization of prior service cost	(241)	(241)	(160)	(336)	—	—
Net periodic benefit cost	$697	$1,044	$1	$14	$271	$257

	Nine Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2015	2014	2015	2014	2015	2014
	(In thousands)
Components of Net Periodic
Benefit Cost
Service cost	$—	$—	$153	$136	$—	$—
Interest cost	21,191	22,622	3,067	3,473	570	616
Expected return on plan assets	(29,492)	(28,533)	(4,208)	(4,229)	—	—
Amortization of net (gain) loss	11,115	9,765	1,474	1,669	243	157
Amortization of prior service cost	(724)	(724)	(481)	(1,008)	—	—
Net periodic benefit cost	$2,090	$3,130	$5	$41	$813	$773

PNM made contributions to its pension plan trust of zero and $30.0 million in the three and nine months ended September 30, 2015 and made no contributions in the three and nine months ended September 30, 2014. PNM does not anticipate making additional contributions to its pension trust in 2015.  Based on current law, including recent amendments to funding requirements, and estimates of portfolio performance, contributions to the PNM pension plan trust for 2016-2019 are estimated to total $22.0 million. These anticipated contributions were developed using current funding assumptions, with discount rates of 4.8% to 5.5%. Actual amounts required to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional contributions at its discretion. PNM made contributions to the OPEB trust of $0.8 million and $2.4 million in the three and nine months ended September 30, 2015 and $0.8 million and $2.4 million in the three and nine months ended September 30, 2014. PNM expects to make contributions to the OPEB trust totaling $3.5 million in 2015 and $14.0 million for 2016-2019.  Disbursements under the executive retirement program, which are funded by PNM and considered to be contributions to the plan, were $0.4 million and $1.2 million in the three and nine months ended September 30, 2015 and $0.4 million and $1.2 million in the three and nine months ended September 30, 2014 and are expected to total $1.5 million during 2015.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TNMP Plans

The following tables present the components of the TNMP Plans’ net periodic benefit cost (income):

	Three Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2015	2014	2015	2014	2015	2014
	(In thousands)
Components of Net Periodic
Benefit Cost (Income)
Service cost	$—	$—	$62	$59	$—	$—
Interest cost	761	798	152	155	9	10
Expected return on plan assets	(1,105)	(1,132)	(130)	(133)	—	—
Amortization of net (gain) loss	195	166	—	(31)	1	—
Amortization of prior service cost	—	—	—	8	—	—
Net Periodic Benefit Cost (Income)	$(149)	$(168)	$84	$58	$10	$10

	Nine Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2015	2014	2015	2014	2015	2014
	(In thousands)
Components of Net Periodic
Benefit Cost (Income)
Service cost	$—	$—	$185	$178	$—	$—
Interest cost	2,282	2,395	456	464	27	29
Expected return on plan assets	(3,315)	(3,395)	(390)	(400)	—	—
Amortization of net (gain) loss	586	499	—	(92)	3	—
Amortization of prior service cost	—	—	—	24	—	—
Net Periodic Benefit Cost (Income)	$(447)	$(501)	$251	$174	$30	$29

TNMP made no contribution to its pension trust in 2014 and does not anticipate making any contributions in 2015-2019 based on current law, including recent amendments to funding requirements, and estimates of portfolio performance. These expectations were developed using current funding assumptions, including discount rates of 4.8% and 5.5%. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP made no contributions to the OPEB trust in the nine months ended September 30, 2015 and zero and $0.3 million in the three and nine months ended September 30, 2014. TNMP expects to make contributions to the OPEB trust totaling $0.3 million in 2015 and $1.4 million for 2016-2019. Disbursements under the executive retirement program, which are funded by TNMP and considered to be contributions to the plan, were less than $0.1 million in the three and nine months ended September 30, 2015 and 2014 and are expected to total $0.1 million during 2015.

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

Commitments and Contingencies Related to the Environment

Nuclear Spent Fuel and Waste Disposal

Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE that require the DOE to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE announced that it would not be able to open the repository by 1998 and sought to excuse its performance of these requirements. In November 1997, the D.C. Circuit issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and the DOE’s delay, a number of utilities, including APS (on behalf of itself and the other PVNGS owners, including PNM), filed damages actions against the DOE in the Court of Federal Claims. In 2010, the court ordered an award to the PVNGS owners for their damages claim for costs incurred through December 2006. APS filed a subsequent lawsuit, on behalf of itself and the other PVNGS owners, against DOE in the Court of Federal Claims on December 19, 2012. The lawsuit alleged that from January 1, 2007 through June 30, 2011, additional damages were incurred due to DOE’s continuing failure to remove spent nuclear fuel and high level waste from PVNGS. APS and DOE entered into a settlement agreement, and on October 7, 2014, APS received a settlement payment of $57.4 million for costs paid through June 30, 2011, for DOE’s failure to accept spent nuclear fuel generated at PVNGS. PNM’s share of the settlement was $5.9 million, substantially all of which was credited back to PNM’s customers. The settlement agreement also establishes a process for the payment of subsequent claims through December 31, 2016. Under the settlement agreement, APS must submit claims annually for payment of allowable costs. The settlement agreement terminates upon payment of costs paid through December 31, 2016, unless extended by mutual written agreement. On October 31, 2014, APS submitted a claim for costs paid between July 1, 2011 and June 30, 2014 and agreed to a settlement amount of $42.0 million in March 2015. PNM’s share of the settlement, which amounted to $4.3 million, including $3.1 million credited back to PNM’s customers, was recorded in the three months ended March 31, 2015. APS anticipates submitting a $12.3 million claim in the fourth quarter of 2015 for costs paid between July 1, 2014 and June 30, 2015. In the three months ended June 30, 2015, PNM recorded claims of $1.3 million, including $0.5 million credited back to PNM’s customers, for costs paid between July 1, 2014 and June 30, 2015. Thereafter, PNM began recording estimated claims quarterly.

PNM estimates that it will incur approximately $58.0 million (in 2013 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a component of fuel expense as the fuel is consumed. At September 30, 2015 and December 31, 2014, PNM had a liability for interim storage costs of $12.0 million and $12.3 million included in other deferred credits.

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

PNM, the Governor of New Mexico, and NMED petitioned the Tenth Circuit to review EPA’s decision and requested EPA to reconsider its decision. The Tenth Circuit denied petitions to stay the effective date of the rule. These parties also formally asked EPA to stay the effective date of the rule. Several environmental groups intervened in support of EPA. Although the parties filed periodic status reports with the Tenth Circuit, the proceedings were being held in abeyance as agreed to by the parties. In August 2015, the Tenth Circuit dismissed this matter on mootness grounds.

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

Implementation Activities – Due to the compliance deadline set forth in the FIP, PNM took steps to commence installation of SCRs at SJGS. In October 2012, PNM entered into a contract with an engineering, procurement, and construction contractor to install SCRs on behalf of the SJGS owners. At the time PNM entered into the contract, PNM estimated the total cost to install SCRs on all four units of SJGS to be between approximately $824 million and $910 million. The costs for the project to install SCRs encompassed installation of BDT equipment to comply with the NAAQS requirements described below. The construction contract was terminated in December 2014 following approval of the RSIP by EPA.

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

Following the February 2013 development of the alternative BART compliance plan, PNM began taking steps to prepare for the potential installation of SNCR and BDT equipment on Units 1 and 4 due to the long lead times on certain equipment purchases. In May 2013, PNM entered into an equipment and related services contract with a technology provider. In July 2014, PNM entered into a contract for management of the construction and in September 2014 entered into a construction and procurement

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

contract. PNM anticipates installation of SNCRs and BDT equipment will be completed within the timeframe contained in the RSIP.

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

•
A CCN for an exchange of capacity out of SJGS Unit 3 and into SJGS Unit 4, resulting in ownership of an additional 78 MW in Unit 4 for PNM; the net impact of this exchange and the retirement of Units 2 and 3 would have been a reduction of 340 MW in PNM’s ownership of SJGS

The December 20, 2013 NMPRC filing identified a new 177 MW natural gas-fired generation source and 40 MW of new utility-scale solar PV generation to replace a portion of PNM’s share of the reduction in generating capacity due to the retirement of SJGS Units 2 and 3. PNM received approval to construct the 40 MW of solar PV facilities in its 2015 Renewable Energy Plan. See Note 12 for additional information regarding the 40 MW of solar PV facilities and a CCN for the gas facility. Although operating costs would be reduced due to the retirement of SJGS Units 2 and 3, the operating costs for SJGS Units 1 and 4 would increase with the installation of SNCR and BDT equipment.

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
On October 1, 2014, PNM, the staff of the NMPRC, the NMAG, New Mexico Independent Power Producers, Western Resource Advocates, and Renewable Energy Industries Association of New Mexico filed a stipulation with the NMPRC. NMIEC subsequently joined the agreement. New Mexico Independent Power Producers, Western Resource Advocates, and Renewable Energy Industries Association of New Mexico subsequently withdrew from the stipulation. Statements of opposition were filed by other intervenors.
Under the terms of the stipulation, PNM:

•	Would be authorized to abandon SJGS Units 2 and 3 effective December 31, 2017

•
Would be granted a CCN for an additional 132 MW of SJGS Unit 4 capacity as of January 1, 2018 with a rate base value of $26 million plus any reasonable and prudent investments made in Unit 4 prior to that date; PNM would reduce its carrying value of SJGS Unit 3 by this $26 million

•
Would recover 50% of the estimated $231 million (reflecting the $26 million transfer to SJGS Unit 4) undepreciated value in SJGS Units 2 and 3 at December 31, 2017; recovery would be over a 20 year period and would include a return on the unrecovered amount at PNM’s WACC

•
Would be granted a CCN for 134 MW of PVNGS Unit 3 at a January 1, 2018 value of $221.1 million ($1,650 per KW); PNM’s ownership share of PVNGS would also be subject to a capacity factor performance threshold of 75% for a seven year period beginning January 1, 2018; subject to certain exceptions, if the capacity factor is not achieved in any year, PNM would refund the cost of replacement power through its FPPAC

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
If this stipulation had been approved as filed, PNM estimated it would have incurred a regulatory disallowance that would include the write-off of 50% of the undepreciated investment in SJGS Units 2 and 3, an offset to the regulatory disallowance to reflect including the investment in PVNGS Unit 3 in the ratemaking process at the stipulated value, and other impacts of the stipulation. The regulatory disallowance would have been recorded upon approval by the NMPRC and satisfaction of any material conditions precedent. Based on the provisions of the stipulation as filed and PNM’s projection of December 31, 2017 book values, PNM estimated the net pre-tax regulatory disallowance would have been between $60 million and $70 million.
On April 8, 2015, the Hearing Examiner in the case issued a Certification of Stipulation, which recommends that the NMPRC reject the stipulation as proposed. The certification recommends that the abandonment of SJGS Units 2 and 3 be conditionally approved subject to PNM proposing adequate replacement capacity, approval of the CCN for PVNGS Unit 3 at its net book value on December 31, 2017, approval of recovery of an estimated $128.5 million (without any amounts being transferred between units), representing 50% of the remaining undepreciated investment in SJGS Units 2 and 3 at December 31, 2017, and denial of the CCN for the additional 132 MW of Unit 4 of SJGS. The certification states that PNM may re-apply for a CCN for the 132 MW after it has presented final restructuring and post-2017 coal supply agreements for SJGS. On April 20, 2015, PNM filed exceptions to the certification. PNM argued that the proposed modifications to the stipulation do not balance customer and shareholder interests, upset the balance contained in the stipulation, that the schedule recommended by the Hearing Examiner for PNM to file a replacement plan would effectively preclude the inclusion of the 132 MW of additional SJGS Unit 4 capacity in the replacement plan thereby jeopardizing the restructuring agreement and the continued operation of SJGS to the detriment of customers, and that the Hearing Examiner erred in recommending a lower rate base value for PNM’s share of PVNGS Unit 3. If the NMPRC were to issue an order adopting all of the modifications to the stipulation recommended by the Hearing Examiner, PNM estimated the net pre-tax regulatory disallowance referenced above would be between $145 million and $155 million. Except as noted below, the NMPRC has not acted on the stipulation or certification.
On May 1, 2015, PNM filed with the NMPRC a notice of submittal of confidential, substantially final, unexecuted restructuring, coal supply, and related agreements for SJGS. See SJGS Ownership Restructuring Matters and Coal Supply below. On May 27, 2015, the NMPRC issued an order requiring PNM to file executed restructuring and coal supply agreements by July 1, 2015. The order provided that PNM could request an extension of the required filing date to August 1, 2015 if such request was based on specific and verifiable facts. PNM subsequently requested an extension, citing that certain of the owners of SJGS were governmental entities and required the additional time in order to meet statutory public notice and meeting requirements. The NMPRC granted PNM an extension to August 1, 2015 to file the executed restructuring agreement. On July 1, 2015, PNM filed the executed coal supply and related agreements described under Coal Supply below with the NMPRC. On July 1, 2015, PNM also filed partially executed agreements related to restructuring discussed under SJGS Ownership Restructuring Matters below. On July 31, 2015, PNM filed fully executed restructuring agreements, along with testimony supporting the agreements and a CCN for the 132 MW of additional SJGS Unit 4 capacity.
In June 2015, a NMPRC Commissioner issued an order designating a facilitator to determine whether an uncontested settlement among some or all of the parties in this case could be accomplished. On August 13, 2015, as a result of the facilitation process, PNM, the staff of the NMPRC, the NMAG, Western Resource Advocates, and the Coalition for Clean Affordable Energy filed a settlement agreement (the “Supplemental Stipulation”) with the NMPRC. NMIEC, Interwest Energy Alliance, and New

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Mexico Independent Power Producers subsequently joined in the Supplemental Stipulation. NEE opposes the Supplemental Stipulation. The stipulating parties agreed that the October 2014 stipulation described above should be approved, as modified by the Supplemental Stipulation (collectively, the “Stipulated Settlement”). Under the terms of the Stipulated Settlement:

•
PNM would retire SJGS Units 2 and 3 (PNM’s current ownership interest totals 418 MW) at December 31, 2017 and recover, over 20 years, 50% (estimated to be approximately $128.5 million) of their undepreciated net book value at that date and earn a regulated return on those costs

•	PNM would be granted an unconditional CCN for 132 MW in SJGS Unit 4, with an initial book value of zero, plus the costs of SNCR and other capital additions

•
No later than December 31, 2018, and before entering into an agreement for post-2022 coal supply for SJGS, PNM would file its position and supporting testimony in an NMPRC case to determine the extent to which SJGS should continue serving PNM’s retail customers’ needs after mid-2022; all parties agree to support this case being decided within six months

•
PNM would be authorized to acquire 65 MW of SJGS Unit 4 as excluded utility plant; PNM and PNMR commit that no further coal-fired merchant plant will be acquired at any time by PNM, PNMR, or any PNM affiliate; PNM is not precluded from seeking a CCN to include the 65 MW or other coal capacity in rate base

•
Beginning January 1, 2020, for every MWh produced by 197 MW of coal-fired generation from SJGS Unit 4, PNM will acquire and retire one MWh of RECs or allowances that include a zero-CO2 emission attribute compliant with EPA’s Clean Power Plan; this REC retirement is in addition to what is required to meet the RPS; the cost of these RECs are to be capped at $7.0 million per year and will be recovered in rates; PNM should purchase EPA-compliant RECs from New Mexico renewable generation unless those RECs are more costly

•
PNM will accelerate recovery of SNCR costs on SJGS Units 1 and 4 so that the costs are fully recovered by July 1, 2022; cost recovery for PNM’s BDT project on those units will be determined in PNM’s next general rate case consistent with the Certification of Stipulation

•
PNM would be granted a CCN for 134 MW of PVNGS Unit 3 with an initial rate base value equal to the book value as of December 31, 2017, including transmission assets associated with PVNGS Unit 3, (estimated to be approximately $150 million)

•	Not recover approximately $20 million of other costs incurred in connection with CAA compliance

•	PNM’s 2014 IRP docket will be closed without other NMPRC action

If the NMPRC issues an order that modifies the Stipulated Settlement, any stipulating party can void it. Given the terms of this agreement, ABCWUA withdrew its opposition to the original stipulation and its pending motion to void the Capacity Option and Funding Agreement (“COFA”) discussed below. However, NEE filed a motion to void the COFA.

Approval of the NMPRC is required in order for the Stipulated Settlement to become effective. The Hearing Examiner scheduled a hearing on PNM’s application concerning BART for SJGS to begin on October 13, 2015. The hearing on the Stipulated Settlement was held from October 13, 2015 through October 20, 2015.

NEE previously filed motions before the NMPRC requesting that four of the five NMPRC commissioners recuse themselves, alleging they had improper ex-parte communications, were biased, and had pre-judged the outcome of the BART case. Each of the four commissioners declined to recuse themselves. On October 5, 2015, NEE filed a Petition for a Writ of Mandamus and Request for Stay in the NMSC requesting the four commissioners be recused from this case and that PNM’s application be dismissed.  On October 9, 2015, the NMSC issued orders that allowed the hearing conducted by the Hearing Examiner to proceed, but ordered that any action by the NMPRC be stayed, pending a decision by the NMSC on NEE’s petition.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM filed its response in opposition to NEE’s petition on October 27, 2015 and oral argument before the NMSC is scheduled for November 9, 2015. PNM anticipates the NMSC will issue a timely ruling on NEE’s petition.  If the court denies NEE’s petition, PNM expects the NMPRC would be able to render a decision before December 31, 2015. PNM believes that NEE’s petition does not satisfy the legal requirements for a writ of mandamus. PNM believes that if the NMSC mandates recusal, the “Rule of Necessity” should be applied and that the NMSC should direct the recused commissioners to rule on the BART case and render a decision.

If the NMPRC does not approve the shutdown of SJGS Units 2 and 3, SJGS would not be able to comply with the RSIP after December 31, 2017. PNM is unable to predict the outcome of the NMSC proceeding, what action the NMPRC will take or when it will take such action, whether any party will void the Stipulated Settlement, or the ultimate outcome of this matter.

If the Stipulated Settlement is approved by the NMPRC, PNM would record a regulatory disallowance upon satisfaction of any material conditions precedent. At September 30, 2015, PNM’s net book value of its current ownership share of SJGS Units 2 and 3 was approximately $279 million and its net book value of PVNGS Unit 3 was approximately $147 million. PNM estimates the undepreciated value in SJGS Units 2 and 3 at December 31, 2017 will be approximately $257 million, 50% of which would be recovered over a 20 year period, including a return on the unrecovered amount at PNM’s WACC. PNM currently estimates the net book value of PVNGS Unit 3 at December 31, 2017 will be approximately $150 million ($1,118 per KW). If the NMPRC were to issue an order adopting all of the provisions of the Stipulated Settlement, PNM estimates the net pre-tax regulatory disallowance would be an amount between $145 million and $155 million although the amount of the disallowance would be dependent on the provisions of the NMPRC’s final order and PNM’s projections of the December 31, 2017 net book values of SJGS Units 2 and 3. The amount initially recorded would be subject to adjustment to reflect changes in the projected December 31, 2017 net book values.

SJGS Ownership Restructuring Matters – As discussed in the 2014 Annual Report on Form 10-K, SJGS is jointly owned by PNM and eight other entities, including three participants that operate in the State of California. Furthermore, each participant does not have the same ownership interest in each unit. The SJPPA that governs the operation of SJGS expires on July 1, 2022 and the currently effective contract with SJCC to supply the coal requirements of the plant expires on December 31, 2017. The California participants have indicated that, under California law, they may be prohibited from making significant capital improvements to SJGS. The California participants stated they would be unable to fully fund the construction of either SCRs or SNCRs at SJGS and expressed the intent to exit their ownership in SJGS no later than the expiration of the current SJPPA. One other participant also expressed a similar intent to exit ownership in the plant. The participants intending to exit ownership in SJGS currently own 50.0% of SJGS Unit 3 and 38.8% of SJGS Unit 4. PNM currently owns 50.0% of SJGS Unit 3 and 38.5% of SJGS Unit 4.

The SJGS participants engaged in mediated negotiations concerning the implementation of the RSIP to address BART at SJGS. These negotiations initially included potential shifts in ownership among participants and between Units 3 and 4 that could have resulted in PNM acquiring additional ownership in SJGS Unit 4 prior to the shutdown of Units 2 and 3. The discussions among the SJGS participants regarding restructuring also included, among other matters, the treatment of plant decommissioning obligations, mine reclamation obligations, environmental matters, and certain ongoing operating costs.

On June 26, 2014, a non-binding resolution (the “Resolution”) was unanimously approved by the SJGS Coordination Committee. The Resolution identifies the participants who would be exiting active participation in SJGS effective December 31, 2017 and participants, including PNM, who would retain an interest in the ongoing operation of one or more units of SJGS. The Resolution provides the essential terms of restructured ownership of SJGS between the exiting participants and the remaining participants and addresses other related matters. The Resolution includes provisions indicating that the exiting participants would remain obligated for their proportionate shares of environmental, mine reclamation, and certain other legacy liabilities that are attributable to activities that occurred prior to their exit, as well as outlining how their shares would be determined. Also, on June 26, 2014, a non-binding term sheet was approved by all of the remaining participants that provides the essential terms of restructured ownership of SJGS among the remaining participants. As part of the non-binding terms, PNM confirmed that it would acquire an additional 132 MW in SJGS Unit 4 effective December 31, 2017. There would be no initial cost for PNM to acquire the additional 132 MW although PNM’s share of capital improvements, including the costs of installing SNCR and BDT equipment, and operating expenses would increase to reflect the increased ownership percentage. The acquisition of 132 MW of SJGS Unit 4 would result in PNM’s ownership share of SJGS Unit 4 being 64.5% and of SJGS Units 1 and 4 aggregating 58.7%. On September 2, 2014,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the SJGS Coordination Committee adopted a non-binding supplement to the Resolution, which provides for allocation of future costs of decommissioning among current SJGS owners using a time-based sliding scale and outlines indemnification obligations. The Resolution and the non-binding term sheet recognize that prior to executing a binding restructuring agreement, the remaining participants would need to have greater certainty in regard to the economic cost and availability of fuel for SJGS for the period after December 31, 2017. As discussed under Coal Supply below, on July 1, 2015, PNM entered into an agreement for the supply of coal to SJGS through June 30, 2022.

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

On January 7, 2015, the City of Farmington, New Mexico, which has an ownership interest in SJGS Unit 4, notified the other participants that it will not acquire additional MWs in Unit 4, leaving 65 MWs in that unit unsubscribed. The City of Farmington’s action was taken under the Fuel and Capital Funding Agreement and has the impact of negating certain provisions of that agreement, including the payment arrangement related to SNCRs and PNM’s acquisition of the exiting participants’ coal inventory described above, and reinstating the voting and capital improvement cost allocations under the current SJPPA. Accordingly, on February 3, 2015, PNM informed the participants in the Fuel and Capital Funding Agreement that the agreement would terminate by its terms no later than February 6, 2015. The City of Farmington and the other continuing participants in SJGS have indicated that they remain committed to on-going ownership in SJGS.

On May 19, 2015, PNMR, PNM, PNMR Development, and the California owners of SJGS Unit 4 entered into the COFA, which provides PNM and PNMR Development options to acquire 132 MW and 65 MW of the Unit 4 capacity currently owned by the California entities in exchange for PNM and PNMR Development funding the capital improvements related to Unit 4 effective as of January 1, 2015. PNMR’s current projection of capital expenditures includes those of PNMR Development for the 65 MW. PNMR guarantees the obligations of PNMR Development under the COFA. The COFA will terminate on the earliest of the effective date of a SJGS restructuring agreement, the date PNM notifies the other parties that it has failed to receive required regulatory approvals for the SJGS restructuring, the date any California owner opposes PNM’s application before the NMPRC, or the date PNM elects to terminate because another SJGS owner has given notice that it will no longer participate in the restructuring process. If the COFA is terminated, the California owners would not be obligated to repay amounts funded by PNM and PNMR Development. On June 23, 2015, ABCWUA filed a motion with the NMPRC to void the COFA alleging that the COFA violated the NMPRC’s rules regarding affiliate transactions. As discussed under NMPRC Filing above, ABCWUA subsequently withdrew its pending motion to void the COFA, but NEE later filed a separate motion to void the COFA together with a filing opposing the Stipulated Settlement.

On May 1, 2015, PNM filed with the NMPRC a notice of submittal of a confidential, substantially final, unexecuted copy of the San Juan Project Restructuring Agreement (“RA”). The RA sets forth the agreement among the SJGS owners regarding ownership restructuring and contains many of the provisions of the Resolution. PNMR Development would also be a party to the RA and would acquire an ownership interest in SJGS Unit 4 when the California owners exit, but would have obligations related to Unit 4 before then. On the exit date, which is anticipated to be December 31, 2017, PNM and PNMR Development would acquire 132 MW and 65 MW of the capacity in SJGS Unit 4 from the California owners, as contemplated by the COFA. As discussed under NMPRC Filing above, the Stipulated Settlement would allow PNM to acquire the 65 MW, which the RA anticipates will be acquired by PNMR Development. PNMR currently anticipates that, if all necessary approvals are received and the RA becomes effective, PNMR Development would transfer the rights and obligations related to the 65 MW to PNM prior to December 31, 2017 in order to facilitate dispatch of power from that capacity.

The RA is dependent on and would become effective upon the last of the approval of the underlying transactions by NMPRC and FERC and the effective date of a new coal supply agreement (“CSA”) for SJGS. The effectiveness of the new CSA is dependent on the closing of the purchase of the existing coal mine operation by a new mine operator, as discussed in Coal Supply below. The agreement for the purchase of the mine operation will terminate if its closing has not occurred by June 30, 2016. It is currently anticipated that the new CSA and the RA would become effective contemporaneously on January 1, 2016. The RA sets forth the terms under which PNM would acquire the coal inventory of the exiting SJGS participants on January 1, 2016 and provide coal

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

supply to the exiting participants during the period from January 1, 2016 through December 31, 2017, which arrangement PNM believes will provide economic benefits that will be passed on to PNM’s customers. The RA also includes provisions whereby the exiting owners will make payments to certain of the remaining participants, not including PNM, related to the restructuring. PNM’s May 1, 2015 notice also included submittal of confidential, substantially final, unexecuted copies of documents related to coal supply for SJGS beginning January 1, 2016 (see “Coal Supply” below). On May 27, 2015, the NMPRC issued an order requiring PNM to file executed restructuring and coal supply agreements by July 1, 2015, which was subsequently extended to August 1, 2015. On July 1, 2015, PNM filed with the NMPRC fully executed coal supply and related agreements along with a partially executed RA, an agreement covering decommissioning obligations and funding for the SJGS plant, and related amendments to the SJPPA. PNM filed the fully executed RA and related agreements along with supporting testimony on July 31, 2015.

On September 25, 2015, PNM made an application at FERC seeking certain approvals necessary for implementation of the restructured SJGS participation agreements and is planning on supplementing its application in November 2015. FERC has established November 24, 2015 as the deadline for responses to PNM’s application. PNM requested that FERC rule on its application by December 31, 2015.

PNM is unable to predict whether all required approvals will be obtained and other conditions satisfied in order for the agreements discussed above to become effective and restructuring to be consummated. If timely regulatory approvals required for the RA and new CSA to become effective on January 1, 2016 are not obtained, payments from the exiting participants would be delayed. In addition, PNM and its customers would not receive the full benefits of the new coal arrangements under the RA and new CSA. A significant delay could impact the viability of the RA and could require renegotiation of the restructuring, which could result in terms and conditions that are substantially different than the arrangements under the RA.

Other SJGS Matters – The SJPPA requires PNM, as operating agent, to obtain approval of capital improvement project expenditures from participants who have an ownership interest in the relevant unit or property common to more than one unit. As provided in the SJPPA, specified percentages of both the outstanding participant shares, based on MW ownership, and the number of participants in the unit or common property must be obtained in order for a capital improvement project to be approved. PNM presented the SNCR project, including BDT requirements described above, to the SJGS participants in Unit 1 and Unit 4 for approval in October 2013. The project was approved for Unit 1, but the Unit 4 project, which includes some of the California participants, did not obtain the required percentage of votes for approval. PNM subsequently submitted several requests that the owners of Unit 4 approve certain expenditures critical to comply with the time frame in the RSIP, as well as requests to approve the total forecasted project expenses. The required majority of Unit 4 owners did not approve these requests.

PNM, in its capacity as operating agent of SJGS, is authorized and obligated under the SJPPA to take reasonable and prudent actions necessary for the successful and proper operation of SJGS pending the resolution, by arbitration or otherwise, of any inability or failure to agree by the participants. PNM must evaluate its responsibilities and obligations as operating agent under the SJPPA regarding the SJGS Unit 4 capital projects that were not approved by the participants and take reasonable and prudent actions as it deems necessary. Therefore, PNM, as operating agent for SJGS, issued several “Prudent Utility Practice” notices under the SJPPA indicating PNM was undertaking certain critical activities to keep the Unit 4 SNCR project on schedule.

As discussed above, EPA approved the RSIP and withdrew the FIP on October 9, 2014 and those approvals became effective on November 10, 2014. PNM believes significant progress is being made towards implementation of the RSIP. However, the final implementation of the RSIP is still dependent upon PNM obtaining NMPRC approval to retire SJGS Units 2 and 3 and the agreements for restructuring and a new coal supply becoming effective. PNM can provide no assurance that these requirements will be accomplished. If the RSIP requirements ultimately are not implemented due to adverse or alternative regulatory, legislative, legal, or restructuring developments or other factors, PNM would need to pursue other alternatives to address compliance with the CAA. Failure to implement the RSIP or an agreed to alternative could jeopardize the economic viability of SJGS. PNM will seek recovery from its ratepayers for costs that may be incurred as a result of the CAA requirements. PNM is unable to predict the ultimate outcome of these matters.

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

Four Corners

On August 6, 2012, EPA issued its Four Corners FIP with a final BART determination for Four Corners. The rule included two compliance alternatives. On December 30, 2013, APS notified EPA that the Four Corners participants selected the alternative that required APS to permanently close Units 1-3 by January 1, 2014 and install SCR post-combustion NOx controls on each of Units 4 and 5 by July 31, 2018. PNM owns a 13% interest in Units 4 and 5, but had no ownership interest in Units 1, 2, and 3, which were shut down by APS on December 30, 2013. For particulate matter emissions, EPA is requiring Units 4 and 5 to meet an emission limit of 0.015 lb/MMBTU and the plant to meet a 20% opacity limit, both of which are achievable through operation of the existing baghouses. Although unrelated to BART, the final BART rule also imposes a 20% opacity limitation on certain fugitive dust emissions from Four Corners’ coal and material handling operations.
On December 30, 2013, APS announced the closing of its purchase of SCE’s 48% interest in each of Units 4 and 5 of Four Corners. Concurrently with the closing of the SCE transaction, the ownership of the coal supplier and operator of the mine that serves Four Corners was transferred to a company formed by the Navajo Nation to own the mine and develop other energy projects. Also occurring concurrently, the Four Corners co-owners executed a long-term agreement for the supply of coal to Four Corners from July 2016, when the current coal supply agreement expires, through July 2031.
APS, on behalf of the Four Corners participants, negotiated amendments to an existing facility lease with the Navajo Nation, which extends the Four Corners leasehold interest from 2016 to 2041.  The Navajo Nation approved these amendments in March 2011.  The effectiveness of the amendments also required the approval of the DOI, as did a related federal rights-of-way grant that culminated in the issuance of a DOI Record of Decision on July 17, 2015. The Record of Decision approves the 25-year site lease extension with the Navajo Nation for Four Corners, authorizes continued mining operations to supply the remaining units at Four Corners, renews transmission line and access road rights-of-way on the Navajo and Hopi Reservations, and accepts the proposed mining plan for the Navajo Mine. The record of decision provides the authority for the Bureau of Indian Affairs to sign the lease amendments and rights-of-way renewals, which occurred in late July 2015.  In addition, installation of SCR control technology at Four Corners requires a PSD permit, which APS received in December 2014.

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
PNM is continuing to evaluate the impacts of EPA’s BART determination for Four Corners. PNM estimates its share of costs, including PNM’s AFUDC, to be up to $91.4 million for post-combustion controls at Four Corners Units 4 and 5. PNM would seek recovery from its ratepayers of all costs that are ultimately incurred. PNM is unable to predict the ultimate outcome of this matter.

Carbon Dioxide Emissions
On August 3, 2015, EPA established final standards to limit CO2 emissions from power plants. EPA took three separate but related actions in which it: (1) established the final carbon pollution standards for new, modified and reconstructed power plants; (2) established the final Clean Power Plan to set standards for carbon emission reductions from existing power plants; and (3) released a proposed federal plan associated with the final Clean Power Plan. The Clean Power Plan was published on October 23, 2015. Multiple states, utilities, and trade groups subsequently filed petitions for review and motions to stay in the D.C. Circuit.

The Clean Power Plan establishes state-by-state targets for carbon emissions reduction and requires states to submit initial plans to EPA by September 6, 2016. EPA may grant up to a two-year extension provided that the initial plan meets certain specified criteria for progress and consultation. States receiving an extension must submit an update to EPA in 2017. All final state plans must be submitted to EPA by 2018. State plans can be based on either an emission standards (rate or mass) approach or a state measures approach. Under an emission standards approach, federally enforceable emission limits are placed directly on affected units in the state. A state measures approach must meet equivalent rates statewide but may include some elements, such as renewable energy or energy efficiency requirements, that are not federally enforceable. State measures plans may only be used with mass-

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

based goals and must include “backstop” federally enforceable standards that will become effective if the state measures fail to achieve the expected level of emission reductions. Because Four Corners is located on Navajo Nation land, the Four Corners FIP, discussed above, will determine how the final Clean Power Plan regulations will affect that plant.  APS continues to advocate for Clean Power Plan compliance options that provide maximum operational flexibility.  APS will continue to monitor these standards as they are implemented. PNM is currently reviewing the new CO2 emission reductions standards, but cannot predict the impact they may have on its operations or a range of the potential costs of compliance.

National Ambient Air Quality Standards (“NAAQS”)
The CAA requires EPA to set NAAQS for pollutants considered harmful to public health and the environment. EPA has set NAAQS for certain pollutants, including NOx, SO2, ozone, and particulate matter. In 2010, EPA updated the primary NOx and SO2 NAAQS to include a 1-hour maximum standard while retaining the annual standards for NOx and SO2 and the 24-hour SO2 standard. New Mexico is in attainment for the 1-hour NOx NAAQS. On May 13, 2014, EPA released the draft data requirements rule for the 1-hour SO2 NAAQS, which directs state and tribal air agencies to characterize current air quality in areas with large SO2 sources to identify maximum 1-hour SO2 concentrations. The proposed rule also describes the process and timetable by which air regulatory agencies would characterize air quality around large SO2 sources through ambient monitoring or modeling. This characterization will result in these areas being designated as attainment, nonattainment, or unclassified for compliance with the 1-hour SO2 NAAQS.  On March 2, 2015, the United States District Court for the Northern District of California approved a settlement that imposes deadlines for EPA to identify areas that violate the NAAQS standards for 1-hour SO2 emissions. The settlement results from a lawsuit brought by Earthjustice on behalf of the Sierra Club and the Natural Resources Defense Council under the CAA. The consent decree requires the following: 1) within 16 months of the consent decree entry, EPA must issue area designations for areas containing non-retiring facilities that either emitted more than 16,000 tons of SO2 in 2012 or emitted more than 2,600 tons with an emission rate of 0.45 lbs/MMBTU or higher in 2012; 2) by December 2017, EPA must issue designations for areas for which states have not adopted a new monitoring network under the proposed data requirements rule; and (3) by December 2020, EPA must issue designations for areas for which states have adopted a new monitoring network under the proposed data requirements rule.  SJGS and Four Corners SO2 emissions are below the tonnages set forth in 1) above. EPA regions sent letters to state environmental agencies explaining how EPA plans to implement the consent decree.  The letters outline the schedule that EPA expects states to follow in moving forward with new SO2 non-attainment designations. NMED did not receive a letter.

On August 11, 2015, EPA released the Data Requirements Rule for SO2, telling states how to model or monitor to determine attainment or nonattainment with the new 1-hour SO2 NAAQS.  If NMED chooses the modeling approach that EPA encourages states to adopt, the NMED must submit a modeling protocol for SJGS to EPA by July 1, 2016. NMED must then submit modeling results for SJGS to EPA by January 13, 2017. However, if NMED chooses the monitoring approach, a more relaxed schedule would apply.  If SJGS can accept a federally enforceable 2,000 tons per year source-wide limit before January 13, 2017, modeling would not be required by EPA. PNM is currently evaluating the rule to understand its impacts.

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

In January 2010, EPA announced it would strengthen the 8-hour ozone standard by setting a new standard in a range of 60-70 parts per billion (“ppb”). On December 17, 2014, EPA published a proposed rule to revise the NAAQS for ground level ozone. The rule would reduce the current primary 8-hour ozone NAAQS from 75 ppb to between 70 and 65 ppb. EPA proposed a secondary standard to provide protection against cumulative exposures that can damage plants and trees. To achieve this level of protection, EPA proposed an 8-hour secondary standard at a level within the range of 65 to 70 ppb. On October 1, 2015, EPA

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

finalized the new ozone NAAQS and lowered both the primary and secondary 8-hour standard from 75 ppb to 70 ppb. With ozone standards becoming more stringent, fossil-fueled generation units will come under increasing pressure to reduce emissions of nitrogen oxides and volatile organic compounds, and to generate emission offsets for new projects or facility expansions located in nonattainment areas. EPA plans to propose rules and guidance over the next year to help states with potential nonattainment areas implement the revised standards. EPA also plans to update its Exceptional Events Rule, which outlines the requirements for excluding air quality data (including ozone data) from regulatory decisions if the data are affected by events outside an area’s control.

As required by the CAA, EPA anticipates making attainment/nonattainment designations for the revised standards by late 2017. Those designations likely will be based on 2014-2016 air quality data. Counties that exceed the ozone NAAQS would be designated as nonattainment for ozone. NMED would have responsibility for bringing those counties into compliance and would look at all sources of NOx and volatile organic compounds since these are the pollutants that form ground-level ozone.

Should San Juan County become non-attainment for ozone, SJGS could be required to install further controls to meet the new ozone NAAQS. Until EPA approves attainment designations for the Navajo Nation and releases a proposal to implement the revised ozone NAAQS, APS is unable to predict what impact the adoption of these standards may have on Four Corners. PNM cannot predict the outcome of this matter, the impact of other potential environmental mitigations, or if additional controls would be required at any of its affected facilities as a result of ozone non-attainment designation.
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
In May 2010, PNM filed a petition with the federal district court seeking a judicial determination on a dispute relating to PNM’s mercury controls. NMED and plaintiffs sought to require PNM to implement additional mercury controls. PNM estimated the implementation would increase annual mercury control costs for the entire station from $0.7 million to $6.6 million. On March 23, 2014, the court entered a stipulated order reflecting an agreement reached by the parties. Under the stipulated order, PNM was required to repeat the mercury study required under the Consent Decree using sorbent traps instead of the continuous emissions monitoring system used in the initial study. The results of the mercury study would establish the activated carbon injection rate that maximizes mercury removal at SJGS, as required under the Consent Decree. PNM completed stack testing and submitted the study report to NMED and the plaintiffs in December 2014. Based on PNM’s cost/benefit analysis, PNM recommended that the carbon injection not be increased from its current level. On March 18, 2015, NMED and the plaintiffs approved PNM’s recommendation for the activated carbon injection rate. The NSR permit issued by NMED on May 14, 2015 incorporates this operational parameter as a permit condition.

Four Corners Clean Air Act Lawsuit
In October 2011, Earthjustice, on behalf of several environmental organizations, filed a lawsuit in the United States District Court for the District of New Mexico against APS and the other Four Corners participants alleging violations of the NSR provisions of the CAA and NSPS violations. The parties agreed on terms of a settlement.  On June 24, 2015, the United States Department of Justice (“DOJ”) lodged the executed consent decree with the United States District Court for the District of New Mexico and published notice of the filing in the Federal Register. On August 17, 2015, the consent decree was entered by the court, marking resolution to the litigation. The settlement resolves claims by the government and environmental plaintiffs that the co-owners violated the CAA by modifying Four Corners Units 4 and 5 without first obtaining a pre-construction permit from EPA. The settlement requires installation of pollution control technology and implementation of other measures to reduce SO2 and NOx emissions from the two units, although installation of much of this equipment was already planned in order to comply with EPA's Regional Haze Rule BART requirements. The settlement also requires Four Corners co-owners to pay a civil penalty of $1.5 million and spend $6.2 million for certain environmental mitigation projects to benefit the Navajo Nation. PNM is responsible

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

for 13% of these costs based on its ownership interest in the units at the time of the alleged violations, which PNM recorded in 2014.

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

WEG v. OSM NEPA Lawsuit

In February 2013, WEG filed a Petition for Review in the United States District Court of Colorado against OSM challenging federal administrative decisions affecting seven different mines in four states issued at various times from 2007 through 2012.  In its petition, WEG challenges several unrelated mining plan modification approvals, which were each separately approved by OSM.  Of the fifteen claims for relief in the WEG Petition, two concern SJCC’s San Juan mine.  WEG’s allegations concerning the San Juan mine arise from OSM administrative actions in 2008.  WEG alleges various NEPA violations against OSM, including, but not limited to, OSM’s alleged failure to provide requisite public notice and participation, alleged failure to analyze certain environmental impacts, and alleged reliance on outdated and insufficient documents.  WEG’s petition seeks various forms of relief, including a finding that the federal defendants violated NEPA by approving the mine plans; voiding, reversing, and remanding the various mining modification approvals; enjoining the federal defendants from re-issuing the mining plan approvals for the mines until compliance with NEPA has been demonstrated; and enjoining operations at the seven mines. SJCC intervened in this matter. The court granted SJCC’s motion to sever its claims from the lawsuit and transfer venue to the United States District Court for the District of New Mexico. Legal briefing is complete. A stay in this matter has expired although the parties continue to engage in settlement negotiations. If WEG ultimately obtains the relief it has requested, such a ruling could require significant expenditures to reconfigure operations at the San Juan mine, impact the production of coal, and impact the economic viability of the San Juan mine and SJGS. PNM cannot currently predict the outcome of this matter or the range of its potential impact.
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
The final rule allows multiple compliance options and considerations for site specific conditions and the permit writer is granted a significant amount of discretion in determining permit requirements, schedules, and conditions. To minimize impingement

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

mortality, the rule provides operators of facilities, such as SJGS and Four Corners, seven options for meeting Best Technology Available (“BTA”) standards for reducing impingement. SJGS has a closed-cycle recirculating cooling system, which is a listed BTA and may also qualify for the “de minimis rate of impingement” based on the design of the intake structure. To minimize entrainment mortality, the permitting authority must establish the BTA for entrainment on a site-specific basis, taking into consideration an array of factors, including endangered species and social costs and benefits. Affected sources must submit source water baseline characterization data to the permitting authority to assist in the determination. Compliance deadlines under the rule are tied to permit renewal and will be subject to a schedule of compliance established by the permitting authority.
On August 27, 2015, PNM submitted a request to EPA to terminate the SJGS National Pollutant Discharge Elimination System (“NPDES”) permit.  Although SJGS has been a zero discharge facility for several years, EPA had required the plant to maintain a NPDES permit. On September 22, 2015, EPA issued a letter approving the termination request. The cooling water intake structure rule still applies to SJGS as the plant operates under the EPA NPDES Multi-Sector General Stormwater Permit (“MSGP”). On June 4, 2015, the EPA reissued and revised the MSGP. PNM does not expect material changes as a result of any requirements that may be imposed upon SJGS related to cooling water intake structures.
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

EPA signed the final Steam Electric Effluent Guidelines Rule on September 30, 2015 and released the pre-publication copy. The final rule phases in the new, more stringent requirements in the form of effluent limits for arsenic, mercury, selenium, and nitrogen for wastewater discharged from wet scrubber systems and zero discharge of pollutants in ash transport water that must be incorporated into plants’ NPDES permits. Each plant must comply between 2018 and 2023 depending on when it needs a new/revised NPDES permit.

Because SJGS is zero discharge for wastewater and no longer holds an NPDES permit, it is expected that minimum to no requirements will be imposed. Reeves Station, a PNM-owned gas-fired generating station, discharges cooling tower blowdown to a publicly owned treatment works and holds an NPDES permit. Applicability of the rule will need to be assessed. It is expected that minimum to no requirements will be imposed at Reeves.

Based upon the requirements of the final Steam Electric Effluent Guidelines Rule, Four Corners may be required to change equipment and operating practices affecting boilers and ash handling systems, as well as change its waste disposal techniques. Until a draft NPDES permit is proposed for Four Corners, APS is uncertain what will be required to comply with the finalized effluent limitations.  However, APS has indicated it believes that compliance costs at Four Corners will be immaterial. PNM is unable to predict the outcome of this matter or a range of the potential costs of compliance.
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

On December 19, 2014, EPA issued its coal ash rule, including a non-hazardous waste determination for coal ash. Coal ash will be regulated as a solid waste under Subtitle D of RCRA. The rule sets minimum criteria for existing and new CCB landfills and existing and new CCB surface impoundments and all lateral expansions consisting of location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements and post closure care, and recordkeeping, notification, and internet posting requirements.

The rule does not cover mine placement of coal ash and OSM is expected to publish a rule covering mine placement in 2015. It is expected that OSM will be influenced by EPA’s rule. Because the rule is promulgated under Subtitle D, it does not require regulated facilities to obtain permits, does not require the states to adopt and implement the new rules, and is not within EPA’s enforcement jurisdiction. Instead, the rule’s compliance mechanism is for a state or citizen group to bring a RCRA citizen suit in federal district court against any facility that is alleged to be in non-compliance with the new requirements. EPA published the final CCB rule in the Federal Register on April 17, 2015. Based upon the requirements of the final rule, PNM conducted a CCB assessment at SJGS and will make minor modifications at the plant to ensure that there are no facilities which would be

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

considered impoundments under the rule. PNM does not expect it to have a material impact on PNM’s operations, financial position, or cash flows.

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

Hazardous Air Pollutants (“HAPs”) Rulemaking

In December 2011, the EPA issued its final Mercury and Air Toxics Standards (“MATS”) to reduce emissions of heavy metals, including mercury, arsenic, chromium, and nickel, as well as acid gases, including hydrochloric and hydrofluoric gases, from coal and oil-fired electric generating units with a capacity of at least 25 MW. Existing facilities were required to comply with the MATS rule by April 16, 2015, unless the facility was granted a 1-year extension under CAA section 112(i)(3). PNM has control technology on each of the four units at SJGS that provides 99% mercury removal efficiency. The plant is in compliance with the MATS. Therefore, PNM did not request an extension and began complying with the MATS rule by the date specified in the rule. APS has determined that no additional equipment will be required at Four Corners Units 4 and 5 to comply with the rule.

On June 29, 2015, the United States Supreme Court issued its decision overturning the MATS rule. The justices ruled that EPA should have taken costs to utilities and others in the power sector into consideration before issuing the MATS rule. The case is now remanded to the D.C. Circuit for further proceedings consistent with the opinion. No changes are required at SJGS as a result of the Supreme Court action.

Other Commitments and Contingencies
Coal Supply
SJGS
The coal requirements for SJGS are currently being supplied by SJCC, a wholly owned subsidiary of BHP. In addition to coal delivered to meet the current needs of SJGS, PNM prepays SJCC for certain coal mined but not yet delivered to the plant site. At September 30, 2015 and December 31, 2014, prepayments for coal, which are included in other current assets, amounted to $44.9 million and $37.3 million. SJCC holds certain federal, state, and private coal leases and has an underground coal sales agreement (“UG-CSA”) to supply processed coal for operation of SJGS through 2017. The parties to the UG-CSA are SJCC, PNM, and Tucson. Under the UG-CSA, SJCC is reimbursed for all costs for mining and delivering the coal, including an allocated portion of administrative costs, and receives a return on its investment. BHP Minerals International, Inc. has guaranteed the obligations of SJCC under the UG-CSA. The UG-CSA contemplates the delivery of coal that would supply substantially all the requirements of SJGS through December 31, 2017.
In conjunction with the activities undertaken to comply with the CAA for SJGS, as discussed above, PNM and the other owners of SJGS evaluated alternatives for the supply of coal to SJGS after the expiration of the current coal sales agreement. As discussed under SJGS Ownership Restructuring Matters above, the Resolution and the non-binding term sheet approved by the SJGS Coordination Committee on June 26, 2014 recognized that prior to executing a binding restructuring agreement relating to the ownership of SJGS, the remaining participants would need to have greater certainty in regard to the cost and availability of fuel for SJGS for the period after December 31, 2017. The remaining participants began the process of negotiating agreements concerning future fuel supply for SJGS. On October 1, 2014, the San Juan Fuels Committee approved a resolution authorizing an amendment to the UG-CSA. The amendment provided for the negotiation of a potential purchase transaction for the mine assets by one or more of the utilities, an affiliate, or another entity agreed to by the parties to be consummated on or before December 31, 2016. The amendment, which was effective as of October 2, 2014, also released the parties from the obligation to negotiate an extension of the UG-CSA, but does not impact the utilities’ option to purchase the mining assets at the end of the current contract term if the purchase transaction is not completed.

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

The NMPRC issued an order on May 27, 2015 requiring that PNM file executed agreements related to coal supply by July 1, 2015. On July 1, 2015, PNM and Westmoreland entered into the CSA, pursuant to which Westmoreland would supply all of the coal requirements of SJGS through June 30, 2022, under substantially the same terms as were contemplated by the unexecuted CSA with SJCC filed with the NMPRC on May 1, 2015. PNM and Westmoreland also entered into agreements under which Westmoreland will provide CCB disposal and mine reclamation services. Contemporaneous with the entry into the coal-related agreements, Westmoreland entered into a stock purchase agreement on July 1, 2015, which provides that Westmoreland will acquire all of the capital stock of SJCC. Upon closing under the stock purchase agreement, Westmoreland’s rights and obligations under the CSA and the agreements for CCB disposal and mine reclamation services will be assigned to SJCC. PNM and Westmoreland also entered into an agreement to terminate the May 14, 2015 letter agreement. In addition, PNM, Tucson, SJCC, and SJCC’s owner entered into an agreement to terminate the existing UG-CSA upon the effective date of the new CSA. The CSA and related agreements will become effective upon the closing of that stock purchase agreement and the effectiveness of the RA. The stock purchase agreement will terminate on June 30, 2016 if its closing has not occurred. If the CSA does not become effective, the UG-CSA would remain in effect through its contractual expiration on December 31, 2017. The CSA and related agreements were filed with the NMPRC on July 1, 2015.

Pricing under the CSA would primarily be fixed, adjusted to reflect general inflation. The pricing structure takes into account that SJCC has been paid for coal mined but not delivered, as discussed above. PNM would have the option to extend the CSA, subject to negotiation of the term of the extension and compensation to the miner. The RA sets forth terms under which PNM will supply coal to the SJGS exiting participants for the period from January 1, 2016 through December 31, 2017 and to the SJGS remaining participants over the term of the CSA. PNM anticipates that coal costs under the CSA will be significantly less than under the current arrangement with SJCC. Since substantially all of PNM’s coal costs are passed through the FPPAC, the benefit of the reduced costs and the economic benefits of the coal inventory arrangement with the exiting owners, which is discussed above, would be passed through to PNM’s customers.

It is currently anticipated that the CSA and the RA would become effective contemporaneously on January 1, 2016. PNM cannot predict if all of the necessary requirements will be satisfied and all approvals obtained in order for these agreements to become effective on that date.

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
Coal Mine Reclamation
In 2013, PNM updated its study of the final reclamation costs for both the surface mines that previously provided coal to SJGS and the current underground mine providing coal and revised its estimates of the final reclamation costs. This estimate reflects that, with the proposed shutdown of SJGS Units 2 and 3 described above, the mine providing coal to SJGS will continue

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to operate through 2053, the anticipated life of SJGS. The current estimate for decommissioning the Four Corners mine reflects the operation of the mine through 2031, the term of the new coal supply agreement. Based on the 2014 estimates and PNM’s current ownership share of SJGS, PNM’s remaining payments for mine reclamation, in future dollars, are estimated to be $55.5 million for the surface mines at both SJGS and Four Corners and $93.3 million for the underground mine at SJGS as of September 30, 2015. At September 30, 2015 and December 31, 2014, liabilities, in current dollars, of $24.7 million and $25.7 million for surface mine reclamation and $9.3 million and $8.6 million for underground mine reclamation were recorded in other deferred credits. On June 1, 2012, the SJGS owners entered into a trust funds agreement to provide funding to compensate SJCC for post-term reclamation obligations under the UG-CSA. As part of the restructuring of SJGS ownership (see SJGS Ownership Restructuring Matters above), the SJGS owners and PNMR Development negotiated the terms of an amended agreement to fund post-term reclamation obligations under the CSA. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable trust, and periodically deposit funding into the trust for the owner’s share of the mine reclamation obligation. Deposits, which are based on funding curves, must be made on an annual basis. PNM funded $1.0 million in 2014, $0.3 million in 2013, and $3.5 million in 2012. As part of the restructuring of SJGS ownership discussed above, the SJGS participants agreed to adjusted interim trust funding levels for 2015 and 2016. PNM’s funding level would increase by $4.6 million in 2015 and $4.3 million in 2016 from the 2014 level.
PNM collects a provision for surface and underground mine reclamation costs in its rates. The NMPRC has capped the amount that can be collected from ratepayers for final reclamation of the surface mines at $100.0 million. Previously, PNM recorded a regulatory asset for the $100.0 million and recovers the amortization of this regulatory asset in rates. If future estimates increase the liability for surface mine reclamation, the excess would be expensed at that time. In conjunction with the proposed shutdown of SJGS Units 2 and 3 to comply with the BART requirements of the CAA, an updated coal mine reclamation study was requested by the SJGS participants. As discussed under Coal Combustion Byproducts Waste Disposal above, SJGS currently disposes of CCBs from the plant in the surface mine pits adjacent to the plant. The updated coal mine reclamation study, which was performed in 2013, indicates reclamation costs have increased, including significant increases due to the proposed shutdown of SJGS Units 2 and 3, although the timing of payments will be delayed. The shutdown of Units 2 and 3 would reduce the amount of CCBs generated over the remaining life of SJGS, which could result in a significant increase in the amount of fill dirt required to remediate the underground mine area thereby increasing the overall reclamation costs. The reclamation amounts discussed above reflect PNM’s estimates of its share of the revised costs. Regulatory determinations made by the NMPRC may also affect the impact on PNM. PNM is currently unable to determine the outcome of these matters or the range of possible impacts.

Continuous Highwall Mining Royalty Rate

In August 2013, the DOI Bureau of Land Management (“BLM”) issued a proposed rulemaking that would retroactively apply the surface mining royalty rate of 12.5% to continuous highwall mining (“CHM”).  Comments regarding the rulemaking were due on October 11, 2013 and PNM submitted comments in opposition to the proposed rule. There is no legal deadline for adoption of the final rule although the BLM has indicated that final action on the proposed rule is scheduled for March 2016.

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
Four Corners Severance Tax Assessment

On May 23, 2013, the New Mexico Taxation and Revenue Department (“NMTRD”) issued a notice of assessment for coal severance surtax, penalty, and interest totaling approximately $30 million related to coal supplied under the coal supply agreement for Four Corners. PNM’s share of any amounts paid related to this assessment would be approximately 9.4%, all of which would be passed through PNM’s FPPAC. For procedural reasons, on behalf of the Four Corners co-owners, including PNM, the coal

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

supplier made a partial payment of the assessment and immediately filed a refund claim with respect to that partial payment in August 2013. NMTRD denied the refund claim. On December 19, 2013, the coal supplier and APS, on its own behalf and as operating agent for Four Corners, filed a complaint in the New Mexico District Court contesting both the validity of the assessment and the refund claim denial. On June 30, 2015, the court ruled that the assessment was not valid and further ruled that APS and the other Four Corners co-owners receive a refund of all of the contested amounts previously paid under the applicable tax statute. NMTRD filed a notice of appeal with the New Mexico Court of Appeals on August 31, 2015. PNM cannot predict the timing or outcome of this litigation. However, PNM does not expect the outcome to have a material impact on its financial position, results of operations, or cash flows.

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

The PVNGS participants maintain “all risk” (including nuclear hazards) insurance for damage to, and decontamination of, property at PVNGS in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination. These coverages are provided by Nuclear Electric Insurance Limited (“NEIL”). Effective April 1, 2014, a sublimit of $2.25 billion for non-nuclear property damage losses has been enacted to the primary policy offered by NEIL. If NEIL’s losses in any policy year exceed accumulated funds, PNM is subject to retrospective premium assessments of $5.4 million for each retrospective premium assessment declared by NEIL’s Board of Directors. The insurance coverages discussed in this and the previous paragraph are subject to certain policy conditions, sublimits, and exclusions.
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
Complaint Against Southwestern Public Service Company
In September 2005, PNM filed a complaint under the Federal Power Act against SPS alleging SPS overcharged PNM for deliveries of energy through its fuel cost adjustment clause practices and that rates for sales to PNM were excessive. PNM also intervened in a proceeding brought by other customers raising similar arguments relating to SPS’ fuel cost adjustment clause practices and issues relating to demand cost allocation (the “Golden Spread Proceeding”). In addition, PNM intervened in a proceeding filed by SPS to revise its rates for sales to PNM (“SPS 2006 Rate Proceeding”). In 2008, FERC issued its order in the Golden Spread Proceeding affirming an ALJ decision that SPS violated its fuel cost adjustment clause tariffs, but shortening the refund period applicable to the violation of the fuel cost adjustment clause issues that had been ordered by the ALJ.  FERC also reversed the decision of the ALJ, which had been favorable to PNM, on the demand cost allocation issues. PNM and SPS filed petitions for rehearing and clarification of the scope of the remedies that were ordered and seeking reversal of various rulings in

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the order. On August 15, 2013, FERC issued separate orders in the Golden Spread Proceeding and in the SPS 2006 Rate Proceeding. The order in the Golden Spread Proceeding determined that PNM was not entitled to refunds for SPS’ fuel cost adjustment clause practices. That order and the order in the SPS 2006 Rate Proceeding decided the demand cost allocation issues using the method that PNM had advocated.  PNM, SPS, and other customers of SPS filed requests for rehearing of these orders. On August 28, 2015, SPS filed settlement documentation with FERC, including a settlement agreement to which PNM was a party. If approved by FERC, the settlement would resolve all outstanding fuel cost adjustment and rate issues between SPS and PNM.  Under the settlement, SPS would pay PNM $4.2 million, including interest through December 31, 2014.  Of this amount, $2.6 million would be passed back to PNM’s customers through its FPPAC. FERC staff filed comments indicating they were not opposed to the settlement.  FERC approved the settlement on October 29, 2015, at which time it was recorded by PNM.
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
In a separate matter, in September 2012, 43 landowners claiming to be Navajo allottees filed a notice of appeal with the BIA appealing a March 2011 decision of the BIA Regional Director regarding renewal of a right-of-way for a PNM transmission line. The allottees, many of whom are also allottees in the above matter, generally allege that they were not paid fair market value for the right-of-way, that they were denied the opportunity to make a showing as to their view of fair market value, and thus denied due process. On January 6, 2014, PNM received notice that the BIA, Navajo Region, requested a review of an appraisal report on 58 allotment parcels. After review, the BIA concluded it would continue to rely on the values of the original appraisal. On March 27, 2014, while this matter was stayed, the allottees filed a motion to dismiss their appeal with prejudice.  On April 2, 2014, the allottees’ appeal was dismissed with prejudice. Subsequent to the dismissal, PNM received a letter from counsel on behalf of what appears to be a subset of the 43 landowner allottees involved in the appeal, notifying PNM that the specified allottees were revoking their consents for renewal of right of way on six specific allotments.  On January 22, 2015, PNM received a letter from the BIA Regional Director identifying ten allotments with rights-of-way renewals that were previously contested.  The letter indicated that the renewals were not approved by the BIA because the previous consent obtained by PNM was later revoked, prior to BIA approval, by the majority owners of the allotments. It is the BIA Regional Director’s position that PNM must re-obtain consent from these landowners. On July 13, 2015, PNM filed a condemnation action in the United States District Court for the District of New Mexico regarding the approximately 15.49 acres of land at issue. On September 18, 2015, the allottees filed a separate complaint against PNM for federal trespass. PNM cannot predict the outcome of this litigation.

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

New Mexico General Rate Case

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

On April 17, 2015, the Hearing Examiner in the case issued an Initial Recommended Decision to the NMPRC recommending that the NMPRC find PNM’s application incomplete and reject it on the grounds that it does not comply with the FTY rule. The Hearing Examiner cited procedural defects in the filing, including a lack of fully functional electronic files and appropriate justification of certain costs in the future test year period. PNM did not agree with the Hearing Examiner’s Initial Recommended Decision and filed exceptions on April 30, 2015. PNM’s exceptions argued that PNM substantively met the filing requirements of the applicable New Mexico Statutes and NMPRC Rules, the Initial Recommended Decision established an unreasonable standard for future test year filing requirements, and the recommendations placing limits on the timing of the test period relative to the base period effectively nullified the future test year statute.  On May 13, 2015, the NMPRC voted to accept the Initial Recommended Decision regarding the completeness of PNM’s application and dismissed PNM’s application.

On August 29, 2015, PNM filed a new application with the NMPRC for a general increase in retail electric rates. The application proposes a revenue increase, including base fuel revenues, of $123.5 million. PNM’s new application is based on a FTY period beginning October 1, 2015, which meets the NMPRC’s current interpretation of the FTY statute discussed below. The proposed ROE is 10.5%. The primary drivers of PNM’s identified revenue deficiency are infrastructure investments and the recovery of those investment dollars, including depreciation based on an updated depreciation study, and declines in forecasted energy sales as a result of PNM’s successful energy efficiency programs and other economic factors. The new application includes several proposed changes to rate design to establish fair and equitable pricing across rate classes and to better align cost recovery with cost causation. Specific rate design proposals include increased customer and demand charges, a revenue decoupling pilot program applicable to residential and small power customers, a re-allocation of revenue among PNM’s customer classes, a new economic development rate, and continuation of PNM’s renewable energy rider. PNM requested that the proposed new rates become effective beginning in July 2016. The NMPRC’s designated Hearing Examiner has established a procedural schedule that anticipates a public hearing on the proposed new rates will begin on March 14, 2016.

Proceeding Regarding Definition of Future Test Year

On May 27, 2015, the NMPRC approved an order that defines a FTY as a period that begins no later than 45 days following the filing of an application to increase rates. PNM disagrees with the interpretation adopted by the NMPRC and believes that the correct interpretation of the New Mexico FTY statute allows a FTY to begin up to 13 months after the filing of an application.

On June 25, 2015, PNM filed a Notice of Appeal to the NMSC, challenging the NMPRC’s June 3, 2015 written order. There is no required timeframe for the NMSC to act on PNM’s appeal. Two other utilities have filed separate notices of appeals with the NMSC and the ABCWUA filed a notice of cross appeal. On July 15, 2015, the NMPRC filed its Motion for Stay of Proceeding at the NMSC and for Remand of Jurisdiction, seeking the ability to conduct a rulemaking process on the definition

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and parameters of a FTY for rate cases. PNM opposed the motion. On July 31, 2015, PNM and the NMPRC filed a joint motion for a temporary 30-day stay and remand of PNM’s appeal so that the NMPRC can reconsider its FTY order in PNM’s 2014 rate case; this motion is opposed by ABCWUA. The NMSC has not acted on the pending motions.

Renewable Portfolio Standard
The REA establishes a mandatory RPS requiring a utility to acquire a renewable energy portfolio equal to 10% of retail electric sales by 2011, 15% by 2015, and 20% by 2020. The NMPRC requires renewable energy portfolios to be “fully diversified.” The current diversity requirements, which are subject to the limitation of the RCT, are 30% wind, 20% solar, 3% distributed generation, and 5% other.
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

PNM filed its 2015 renewable energy procurement plan on June 2, 2014. The plan meets RPS and diversity requirements within the RCT in 2015 and 2016. PNM’s proposed new procurements included the construction by December 31, 2015 of 40 MW of PNM-owned solar PV facilities at a cost of $78.0 million, which is included in PNM’s current construction expenditure forecast. The proposed 40 MW solar facilities are identified as being a cost-effective resource in PNM’s application to retire SJGS Units 2 and 3 (Note 11). A stipulated settlement was approved by the NMPRC on November 26, 2014. Under the agreement, the costs of the 40 MW of solar would be included in base rates rather than through PNM’s renewable energy rider and have been included in rates requested in the New Mexico General Rate Case discussed above. In addition, PNM would be required to make additional renewable energy procurements in the event that the prior year’s actual renewable energy procurements did not meet the RPS for that year based on actual retail sales and the actual RCT at a not-to-exceed price of $3.00 per MWh in 2013 and 2014. In the fourth quarter of 2014 and the second quarter of 2015, PNM procured the additional renewable resources to meet the 2013 and 2014 RPS requirement for $0.1 million and less than $0.1 million.

PNM filed its 2016 renewable energy procurement plan on June 1, 2015. The plan meets RPS and diversity requirements within the RCT in 2016 and 2017. The plan does not propose any significant new procurements. A public hearing on the 2016 procurement plan was held in September 2015 and an order from the NMPRC is expected by November 30, 2015. The Hearing Examiner issued a Recommended Decision on October 20, 2015 that recommends approval of the plan and the proposed rider adjustment with some minor modifications. These adjustments do not affect the amount of revenue that will be collected through the rider in 2016.
Renewable Energy Rider
The NMPRC has authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per KWh basis. The rider will terminate upon a final order in PNM’s next electric rate case unless the NMPRC authorizes PNM to continue it. As a separate component of the rider, if PNM’s earned return on jurisdictional equity in a calendar year, adjusted for weather and other items not representative of normal operations, exceeds 10.5%, PNM would be required to refund the amount over 10.5% to customers during May through December of the following year. PNM made filings with the NMPRC demonstrating that it had not exceeded the 10.5% return for 2013 and 2014 on April 1, 2014 and April 1, 2015. PNM recorded revenues from the rider of $34.3 million in 2014. In PNM’s 2015 renewable energy procurement plan case, the NMPRC approved a rate, which is designed to collect $44.7 million in 2015. On February 27, 2015, PNM filed a notice to reduce the amount to be collected during 2015 to

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$43.0 million, reflecting a reconciliation of expenses and revenues under the rider during 2014 and updated cost estimates for 2015. The rate reduction was due to an over-collection in 2014 that primarily resulted from lower than projected generation of geothermal renewable energy. The revision was implemented on April 27, 2015. PNM proposes to recover $42.4 million through the rider in 2016 in its 2016 renewable energy procurement plan discussed above.
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

Integrated Resource Plan
NMPRC rules require that investor owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first four years of that period. PNM filed its 2014 IRP on July 1, 2014. The four-year action plan was consistent with the replacement resources identified in PNM’s application to retire SJGS Units 2

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and 3. PNM indicated that it planned to meet its anticipated long-term load growth with a combination of additional renewable energy resources, energy efficiency, and natural gas-fired facilities. Consistent with statute and NMPRC rule, PNM incorporated a public advisory process into the development of its 2014 IRP. On July 31, 2014, several parties requested the NMPRC not to accept the 2014 IRP as compliant with NMPRC rule because to do so could affect the pending proceeding on PNM’s application to abandon SJGS Units 2 and 3 and for CCNs for certain replacement resources (Note 11) and because they assert that the IRP does not conform to the NMPRC’s IRP rule. Certain parties also ask that further proceedings on the IRP be held in abeyance until the conclusion of the pending abandonment/CCN proceeding. The NMPRC issued an order in August 2014 that dockets a case to determine whether the IRP complies with applicable NMPRC rules. The order also holds the case in abeyance pending the issuance of final, non-appealable orders in PNM’s 2015 renewable energy procurement plan case and its application to retire SJGS Units 2 and 3. The Stipulated Settlement regarding PNM’s application to abandon SJGS Units 2 and 3 described in Note 11 would, if approved by the NMPRC, result in the closing of the 2014 IRP docket without further NMPRC action.
San Juan Generating Station Units 2 and 3 Retirement
On December 20, 2013, PNM filed an application at the NMPRC to retire SJGS Units 2 and 3 on December 31, 2017. On October 1, 2014, PNM and certain parties to the case filed a stipulation with the NMPRC proposing a settlement of this case. Other parties opposed the stipulated agreement. The Hearing Examiner issued a Certification of Stipulation on April 8, 2015 that recommended rejection of the agreement as proposed, and recommended several modifications to the agreement. On August 13, 2015, PNM and certain parties to the case filed an agreement that, if approved by the NMPRC, would modify the stipulation and settle all issues in the case. Others oppose the modified stipulation. Additional information concerning the NMPRC filing, including a summary of the terms of the modified stipulation, and related proceedings before the NMSC is set forth in Note 11. PNM anticipates an order from the NMPRC in the fourth quarter of 2015. On September 25, 2015, PNM made an application at FERC seeking certain approvals necessary for implementation of the restructured SJGS participation agreements. PNM is unable to predict the outcome of these matters.
Four Corners Right of First Refusal

On February 17, 2015, PNM received notice from EPE that EPE has entered into an agreement to sell its 7% interest in Four Corners to APS, thereby triggering PNM’s ability to exercise its right of first refusal (“ROFR”) to acquire a portion of EPE’s interest in Four Corners. PNM notified the NMPRC about receipt of the notice and advised the NMPRC that PNM does not intend to exercise its rights under the ROFR. The ROFR expired unexercised 120 days after the date of EPE’s notice.
Application for Certificate of Convenience and Necessity

On June 30, 2015, PNM filed an application for a CCN for a 187 MW gas plant to be located at SJGS. This resource was identified as a replacement resource in PNM’s application to retire SJGS Units 2 and 3. PNM estimated the cost of the facility, which would be located at SJGS, to be $133.2 million. PNM identified the necessary in-service date to be in the first half of 2018. On July 9, 2015, a party to the SJGS Unit 2 and 3 retirement case filed a motion to consolidate this CCN case with the retirement case, which motion was subsequently withdrawn. The NMPRC has scheduled a hearing on the requested CCN to begin on February 22, 2016.  PNM intends to re-evaluate the timing and resource requirements for installation of the natural gas-fired unit requested in the CCN proceeding, including the potential for a smaller unit, along with other possible power resources, taking into consideration PNM’s recently revised lower load forecast and the impacts of the NEC settlement agreement recently filed with FERC, which is discussed below. This process could delay the hearing on the CCN, as well as its approval, and the in-service date of a replacement power resource, PNM’s current construction expenditure forecast includes a 100 MW gas-fired unit with an estimated cost of $101.8 million. PNM cannot predict the outcome of this proceeding.
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
On March 1, 2013, FERC issued an order (1) accepting PNM’s revisions to its rates for filing and suspending the proposed revisions to become effective August 2, 2013, subject to refund; (2) directing PNM to submit a compliance filing to establish its ROE using the median, rather than the mid-point, of the ROEs from a proxy group of companies; (3) directing PNM to submit a compliance filing to remove from its rate proposal the acquisition adjustment related to PNM’s 60% ownership of the EIP transmission line, which was acquired in 2003; and (4) setting the proceeding for hearing and settlement judge procedures. PNM would be allowed to make a separate filing related to recovery of the EIP acquisition adjustment. On April 1, 2013, PNM made the required compliance filing. On June 3, 2013, PNM made additional filings incorporating final 2012 data into the formula rate request. The updated formula rate would result in a $1.3 million rate increase over the rates approved by FERC approved in the previous rate case. The new rates apply to all of PNM’s wholesale electric transmission service customers. PNM filed for rehearing of FERC’s order regarding the ROE. On June 10, 2013, FERC denied PNM’s motion for rehearing regarding FERC’s order requiring PNM to use the median, instead of the midpoint, to calculate its ROE for the formula rate case. On August 2, 2013, the new rates went into effect, subject to refund. On May 1, 2014, PNM updated its formula rate incorporating 2013 data resulting in a $0.5 million rate increase over the then current rates. PNM filed the updated rate request with FERC on May 30, 2014, at which time the new rates became effective, subject to refund. On March 20, 2015, PNM along with five other parties entered into a settlement agreement, which was filed at FERC. The settlement reflects a ROE of 10% and results in an annual increase of $1.3 million above the rates approved in the previous rate case. Additionally, the parties filed a motion to implement the settled rates effective April 1, 2015. On March 25, 2015, the ALJ issued an order authorizing the interim implementation of settled rates on April 1, 2015, subject to refund. There is no required time frame for FERC to act upon the settlement.
Firm-Requirements Wholesale Customers
Navopache Electric Cooperative, Inc.

In September 2011, PNM filed an unexecuted amended PSA between PNM and NEC with FERC. NEC filed a protest to PNM’s filing with FERC. In November 2011, FERC issued an order accepting the filing to be effective April 14, 2012, subject to refund, and set the proceeding for settlement. The parties finalized a settlement agreement and amended PSA, which were filed with FERC on December 6, 2012. The settlement agreement and amended PSA provided for an annual increase in revenue of $5.3 million and an extension of the contract for 10 years through December 31, 2035. On April 5, 2013, FERC approved the settlement agreement and the amended PSA. In 2014, monthly billing demand for power supplied to NEC averaged approximately 55 MW and revenues were $28.4 million under the PSA.

On April 8, 2015, NEC filed a petition for a declaratory order requesting that FERC find that NEC can purchase an unlimited amount of power and energy from third party supplier(s) under the amended PSA. On May 8, 2015, PNM filed an intervention and protest with FERC requesting that FERC deny NEC’s petition or to proceed with a public hearing if the petition is not denied. On July 16, 2015, FERC issued an order setting the matter for a public hearing concerning the parties’ intent with regard to certain provisions of the PSA and held the hearing in abeyance to provide time for settlement judge procedures.

Following proceedings before a settlement judge, PNM and NEC entered into, and filed with FERC, a settlement agreement on October 29, 2015 that includes certain amendments to the PSA and related contracts on file with FERC that, if approved by FERC, would settle this matter. Under the settlement agreement, PNM would continue to serve all of NEC’s load through December 31, 2015 at rates that are substantially consistent with those currently provided under the PSA. In 2016, PNM would serve all of NEC’s load at reduced demand and energy rates from those under the PSA. Beginning January 1, 2016, NEC would also pay certain third-party transmission costs that it did not pay in 2014. The PSA and related transmission agreements would terminate on December 31, 2016. In 2017, PNM would serve 10 MW of NEC’s load under a short term coordination tariff at a rate lower than provided under the PSA. The filing requests that, pending approval of the agreement, FERC allow interim rates, which reflect the settlement, to be charged under the PSA. PNM is unable to predict if FERC will allow the interim rate request or approve the settlement.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

City of Gallup, New Mexico Contract
PNM provided both energy and power services to Gallup, previously PNM’s second largest firm-requirements wholesale customer, under an electric service agreement that was to expire on June 30, 2013. On May 1, 2013, PNM and Gallup agreed to extend the term of the agreement to June 30, 2014 and to increase the demand and energy rates under the agreement.
On September 26, 2013, Gallup issued a request for proposals for long-term power supply. PNM submitted a proposal in November 2013. On March 26, 2014, Gallup notified PNM that the contract for long-term power supply had been awarded to another utility.  PNM’s contract with Gallup ended on June 29, 2014.  PNM’s revenues for power sold under the Gallup contract were $6.1 million in the six months ended June 30, 2014. PNM’s New Mexico General Rate Case discussed above reflects a reallocation of costs among regulatory jurisdictions reflecting the termination of the contract to serve Gallup.
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
The PUCT adopted a rule on August 15, 2013 creating a non-standard metering service for retail customers choosing to decline standard metering service via an advanced meter. The cost of providing non-standard metering service is to be borne by opt-out customers through an initial fee and ongoing monthly charge. On June 20, 2014, the PUCT approved a settlement permitting TNMP to recover $0.2 million in costs through initial fees ranging from $63.97 to $168.61 and ongoing annual expenses of $0.5 million collected through a $36.78 monthly fee. The settlement presumes up to 1,081 consumers will elect the non-standard meter service, but preserves TNMP’s rights to adjust the fees if the number of anticipated consumers differs from that estimate. TNMP notified all appropriate customers that they could elect non-standard metering. As of October 23, 2015, 94 customers have made the election. TNMP does not expect the implementation of non-standard metering service to have a material impact on its financial position, results of operations, or cash flows.

On October 2, 2015, TNMP filed a reconciliation of the costs and savings of its AMS deployment program with the PUCT. Those costs include $71.0 million in capital costs and $18.0 million in operation and maintenance expenses. However, since the deployment is not complete and the total program costs to date are $1.5 million below the original approved forecasts, TNMP is not requesting a change to its monthly surcharge amount. The reconciliation is subject to prudency and reasonableness review by the PUCT. No procedural schedule or hearings have been set for this matter.
Energy Efficiency
TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor, which includes projected program costs, under or over collected costs from prior years, rate case expenses, and performance bonuses (if the programs exceed mandated savings goals). On October 25, 2013, the PUCT approved a settlement that permitted TNMP to collect an aggregate of $5.6 million, including a performance bonus for 2012 of $0.7 million, beginning March 1, 2014. On September 11, 2014, the PUCT approved a settlement that permitted TNMP to collect an aggregate of $5.7 million beginning March 1, 2015, including a performance bonus for 2013 of $1.5 million. On May 29, 2015, TNMP filed its 2016 energy efficiency cost recovery factor application with the PUCT requesting recovery of $6.0 million, including a performance bonus of $0.7 million,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to be collected beginning March 1, 2016. The parties entered a unanimous stipulation approving TNMP’s request on August 10, 2015. On September 11, 2015, the PUCT approved the request. TNMP records incentive bonuses upon approval by the PUCT.

Transmission Cost of Service Rates
TNMP can update its transmission rates twice per year to reflect changes in its invested capital. Updated rates reflect the addition and retirement of transmission facilities, including appropriate depreciation, federal income tax and other associated taxes, and the approved rate of return on such facilities. The following sets forth TNMP’s most recent interim transmission cost rate increases:

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(in millions)
September 17, 2013	$18.1	$2.8
March 13, 2014	18.2	2.9
September 8, 2014	25.2	4.2
March 16, 2015	27.1	4.4
September 10, 2015	7.0	1.4

(13)	Income Taxes

On April 4, 2013, New Mexico House Bill 641 was signed into law. One of the provisions of the bill was to reduce the New Mexico corporate income tax rate from 7.6% to 5.9%. The rate reduction is being phased in from 2014 to 2018. In accordance with GAAP, PNMR and PNM adjusted accumulated deferred income taxes to reflect the tax rate at which the balances are expected to reverse during the period that includes the date of enactment. The portion of the adjustment related to PNM’s regulated activities was recorded as a reduction in deferred tax liabilities, which was offset by an increase in a regulatory liability, on the assumption that PNM will be required to return the benefit to customers over time. The portion of the adjustment that is not related to PNM’s regulated activities was recorded in PNMR’s Corporate and Other segment as a reduction in deferred tax assets and an increase in income tax expense. Changes in the estimated timing of reversals of deferred tax assets and liabilities will result in refinements of the impacts of this change in tax rates being recorded periodically until 2018, when the rate reduction is fully phased in. In the three months ended March 31, 2015 and 2014, PNM’s regulatory liability was reduced by $2.0 million and $4.6 million, which increased deferred tax liabilities. Deferred tax assets not related to PNM’s regulatory activities were increased by $0.7 million in the three months ended March 31, 2015, reducing income tax expense by $0.5 million for PNM and $0.2 million for the Corporate and Other segment, and were reduced by $0.2 million in the three months ended March 31, 2014 increasing income tax expense in the Corporate and Other segment.

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

On December 19, 2014, the Tax Increase Prevention Act of 2014, which retroactively extended fifty percent bonus tax depreciation for 2014, was signed into law.  Due to provisions in the act, taxes payable to the State of New Mexico were reduced. The act resulted in an impairment of New Mexico net operating loss carryforwards, which was recorded as additional income tax expense during the year ended December 31, 2014. During the three months ended March 31, 2015, the impairment of the New Mexico net operating loss carryforward was refined, resulting in an additional impairment of $1.0 million, after federal income tax benefit, $0.7 million of which was recorded by PNM and $0.3 million was recorded in the Corporate and Other segment. The

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

estimate was further refined as of September 30, 2015 that resulted in an additional impairment of the New Mexico net operating loss carryforward of $0.3 million, of which $0.2 million was recorded by PNM and $0.1 million was recorded in the Corporate and Other segment. This refinement resulted in an additional impairment of the New Mexico wind energy production tax credit carryforwards of $1.0 million, which was recorded in the Corporate and Other segment. TNMP had no such impairments.

(14)	Related Party Transactions

PNMR, PNM, and TNMP are considered related parties as defined under GAAP. PNMR Services Company provides corporate services to PNMR and its subsidiaries in accordance with shared services agreements. The table below summarizes the nature and amount of related party transactions of PNMR, PNM, and TNMP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Services billings:
PNMR to PNM	$21,894	$20,813	$65,961	$64,069
PNMR to TNMP	6,707	6,471	20,366	20,695
PNM to TNMP	136	142	424	402
TNMP to PNMR	—	20	—	21
Interest billings:
PNMR to TNMP	34	65	167	245
PNMR to PNM	10	1	38	55
PNM to PNMR	24	28	79	79
Income tax sharing payments:
PNMR to PNM	—	—	1,450	—
PNMR to TNMP	—	—	—	—

(15)	Goodwill

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

GAAP provides that in certain circumstances an entity may perform a qualitative analysis to conclude that the goodwill of a reporting unit is not impaired. Under a qualitative assessment an entity considers macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events affecting a reporting unit, as well as whether a sustained decrease (both absolute and relative to its peers) in share price had occurred. An entity considers the extent to which each of the adverse events and circumstances identified could affect the comparison of a reporting unit's fair value with its carrying amount. More weight is placed on the events and circumstances that most affect a reporting unit's fair value or the carrying amount of its net assets. An entity also considers positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity evaluates, on the basis of the weight of evidence, the significance of all identified events and circumstances in the context of determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative analysis is not required.

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

MD&A FOR PNMR

EXECUTIVE SUMMARY
Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 758,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP.
Strategic Goals
PNMR is focused on achieving the following strategic goals:

•	Earning authorized returns on regulated businesses

•	Delivering above industry-average earnings and dividend growth

•	Maintaining solid investment grade credit ratings

In conjunction with these goals, PNM and TNMP are dedicated to:

•	Maintaining strong plant performance, system reliability, and employee safety

•	Delivering a superior customer experience

•	Environmental leadership in their business operations

•	Supporting the communities in their service territories

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

PNM filed a general rate case with the NMPRC in December 2014. PNM’s application proposed a revenue increase of $107.4 million, effective January 1, 2016, based on a calendar 2016 future test year (“FTY”) and a ROE of 10.5%. On April 17, 2015, the Hearing Examiner in the case issued an Initial Recommended Decision to the NMPRC recommending that the NMPRC find PNM’s application incomplete, primarily due to procedural defects, and reject it. PNM disagreed with the Hearing Examiner’s Initial Recommended Decision and filed exceptions. On May 13, 2015, the NMPRC voted to accept the Initial Recommended Decision and dismissed PNM’s application.

On August 29, 2015, PNM filed a new application with the NMPRC for a general increase in retail electric rates. The application proposes a revenue increase of $123.5 million, including base fuel revenues. The application is based on a FTY beginning October 1, 2015, which meets the NMPRC’s interpretation of the FTY statute discussed below, and a ROE of 10.5%. The primary drivers of PNM’s identified revenue deficiency are infrastructure investments and declines in forecasted energy sales as a result of PNM’s successful energy efficiency programs and other economic factors. The new application includes several proposed changes to rate design to establish fair and equitable pricing across rate classes and to better align cost recovery with cost causation. Specific rate design proposals include increased customer and demand charges, a revenue decoupling pilot program applicable to residential and small power customers, a re-allocation of revenue among PNM’s customer classes, a new economic development rate, and continuation of PNM’s renewable energy rider. New rates are expected to become effective in the third quarter of 2016.

On May 27, 2015, the NMPRC approved an order that defines a FTY as a period that begins no later than 45 days following the filing of an application to increase rates. PNM disagrees with the interpretation adopted by the NMPRC and believes that the correct interpretation of the New Mexico FTY statute allows a FTY to begin up to 13 months after the filing of an application. On June 25, 2015, PNM filed a Notice of Appeal to the NMSC, challenging the NMPRC’s order. There is no required timeframe for the NMSC to act on PNM’s appeal. Several other utilities have filed separate notices of appeals with the NMSC and one party to PNM’s rate case filed a notice of cross appeal. The NMPRC has requested that the NMSC remand the matter back to the NMPRC in order to conduct a rulemaking process on the definition and parameters of a FTY for rate cases. PNM and the NMPRC filed a joint motion for a temporary 30-day stay and remand of PNM’s appeal so that the NMPRC can reconsider its FTY order in PNM’s 2014 rate case. The NMSC has not acted on the pending motions.

The PUCT has approved mechanisms that allow TNMP to recover capital invested in transmission and distribution projects without having to file a general rate case, which allows for more timely recovery. The NMPRC has approved rate riders for renewable energy and energy efficiency that allow for more timely recovery of investments and improve the ability to earn authorized returns from PNM’s retail customers.

In early 2013, PNM completed rate proceedings for all of its FERC regulated transmission customers and for NEC, its largest generation services customer, which improved PNM’s returns for providing those services. PNM has allocated a portion of its generation assets to serve FERC wholesale generation services customers for a number of years.  Recently, the low natural gas price environment has caused market prices for power to be substantially lower than what PNM is able to offer customers under the cost of service model that FERC requires PNM to use.  As a result of this change in market conditions, PNM has not been earning an adequate return on the assets required to serve wholesale contracts and has decided to stop pursuing wholesale contracts that are served with the same generation assets that serve retail customers.

PNM had a PSA to supply power to NEC through 2035, which was approved by FERC in April 2013. On April 8, 2015, NEC filed a petition for a declaratory order requesting that FERC find that NEC can purchase an unlimited amount of power and energy from third party supplier(s) under the PSA. PNM intervened, requesting that FERC deny NEC’s petition. On July 16, 2015, FERC set the matter for a public hearing concerning the parties’ intent with regard to certain provisions of the PSA and held the hearing in abeyance to provide time for settlement judge procedures. In 2014, monthly billing demand for power supplied to NEC averaged approximately 55 MW and revenues were $28.4 million under the PSA.

On October 29, 2015, PNM and NEC entered into, and filed with FERC, a settlement agreement that includes amendments to the PSA and related contracts, subject to FERC approval. Under the agreement, PNM would continue to serve all of NEC’s load through December 31, 2015 at rates that are substantially consistent with those currently provided under the PSA. In 2016, PNM would serve all of NEC’s load at reduced demand and energy rates from those under the PSA. Beginning January 1, 2016, NEC would also pay certain third-party transmission costs that it did not pay in 2014. The PSA would terminate on December 31, 2016. In 2017, PNM would continue to serve 10 MW of NEC’s load under a short-term coordination tariff at a rate lower than provided under the PSA, but higher than prices currently available under short-term market rates. Although the settlement agreement will negatively impact results of operations in 2016 and 2017, PNM expects to be able to mitigate these impacts through market sales of power that would have been sold to NEC, reductions in fuel and transmission expenses, and other measures. PNM anticipates that, in future general rate cases, assets and costs previously assigned to serve NEC will be reassigned, primarily to retail customers. PNM is unable to predict if FERC will approve the settlement.

On June 29, 2014, the contract to provide power to Gallup, previously PNM’s second largest customer for wholesale generation services expired. PNM’s general rate case application discussed above includes a reallocation of costs among regulatory jurisdictions reflecting the termination of the contract to serve Gallup.

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
Fair and timely rate treatment from regulators is crucial to PNM and TNMP earning their allowed returns, which is critical for PNMR’s ability to achieve its strategic goals. PNMR believes that if the utilities earn their allowed returns, it would be viewed positively by credit rating agencies and would further improve the Company’s ratings, which could lower costs to utility customers. Also, earning allowed returns should result in increased earnings for PNMR, which would lead to increased growth in ongoing EPS.

Additional information about rate filings is provided in Note 17 of the Notes to Consolidated Financial Statements in the 2014 Annual Reports on Form 10-K and in Note 12.
Delivering Above Industry-Average Earnings and Dividend Growth
PNMR’s strategic goal to deliver above industry-average earnings and dividend growth enables investors to realize the value in the Company’s business. PNMR’s current target is seven to nine percent earnings growth through 2019. Earnings growth is based on ongoing earnings, which is a non-GAAP financial measure that excludes certain non-recurring, infrequent, and other items from earnings determined in accordance with GAAP.
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

Business Focus

PNMR strives to create enduring value for customers, communities, and stockholders. PNMR’s strategy and decision-making are focused on safely providing reliable, affordable, and environmentally responsible power. PNMR works closely with customers, stakeholders, legislators, and regulators to ensure that resource plans and infrastructure investments benefit from robust public dialogue and balance the diverse needs of our communities.

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
In September 2011, TNMP began its deployment of advanced meters for homes and businesses across its Texas service area. Through September 30, 2015, TNMP had completed installation of more than 210,000 advanced meters, which is approximately 87% of the anticipated total. TNMP’s deployment is expected to be completed in 2016.
As part of the State of Texas’ long-term initiative to create an advanced electric grid, installation of advanced meters will ultimately give consumers more data about their energy consumption and help them make more informed decisions. In addition,

TNMP is installing a new outage management system that will leverage capabilities of the advanced metering infrastructure to enhance TNMP’s responsiveness to outages.

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

NMPRC rules require that investor owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first four years of that period. PNM filed its 2014 IRP on July 1, 2014. The four-year action plan was consistent with the replacement resources identified in PNM’s application to retire SJGS Units 2 and 3. PNM indicated that it planned to meet its anticipated energy demand with a combination of additional renewable energy resources, energy efficiency, and natural gas-fired facilities.
Environmentally Responsible Power
PNMR has a long-standing record of environmental stewardship. PNM’s environmental focus has been in three key areas:

•
Developing strategies to meet regional haze rules at the coal-fired SJGS as cost-effectively as possible while providing broad environmental benefits that also demonstrate progress in addressing new federal regulations for CO2 emissions from existing power plants

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
Renewable Energy
PNM’s renewable procurement strategy includes utility-owned solar capacity, as well as wind and geothermal energy purchased under PPAs. As of January 1, 2015, PNM had 67 MW of utility-owned solar capacity, including 23 MW completed in 2014. PNM is currently constructing an additional 40 MW of PNM-owned solar PV facilities, which are contemplated in PNM’s application to retire SJGS Units 2 and 3 discussed below. The application for a general rate increase discussed above includes recovery of the costs associated with the new 40 MW solar facilities. In addition, PNM purchases power from a customer-owned distributed solar generation program that had an installed capacity of 43 MW at September 30, 2015. PNM also owns the 500 KW PNM Prosperity Energy Storage Project, which uses advanced batteries to store solar power and dispatch the energy either during high-use periods or when solar production is limited. The project features one of the largest combinations of battery storage and PV energy in the nation and involves extensive research and development of advanced grid concepts. The facility was the nation’s first solar storage facility fully integrated into a utility’s power grid.
Since 2003, PNM has purchased the output from a 204 MW wind facility and began purchasing the output of another existing 102 MW wind energy center on January 1, 2015. PNM has a 20-year agreement to purchase energy from a geothermal facility built near Lordsburg, New Mexico. The facility began providing power to PNM in January 2014. The current capacity of the facility is 3 MW and future expansion may result in up to 10 MW of generation capacity. PNM also purchases RECs to meet the RPS.
These renewable resources are key means for PNM to meet the RPS and related regulations, which require PNM to achieve prescribed levels of energy sales from renewable sources, if that can be accomplished without exceeding the RCT limit set by the NMPRC. PNM makes renewable procurements consistent with the plans approved by the NMPRC. PNM’s 2015 renewable energy procurement plan meets RPS and diversity requirements within the RCT in 2015 and 2016. PNM will continue to procure renewable resources while balancing the impact to customers’ bills in order to meet New Mexico’s escalating RPS requirements.

SJGS
PNM continues its efforts to comply with the EPA regional haze rule in a manner that minimizes the cost impact to customers while still achieving broad environmental benefits. Additional information about BART at SJGS is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2014 Annual Reports on Form 10-K and in Note 11.
In August 2011, EPA issued a FIP for regional haze that would have required the installation of SCRs on all four units at SJGS by September 2016. However, PNM, NMED, and EPA agreed on February 15, 2013 to pursue a revised plan that could provide a new BART path to comply with federal visibility rules at SJGS. The terms of the non-binding agreement would result in the retirement of SJGS Units 2 and 3 by the end of 2017 and the installation of SNCRs on Units 1 and 4 by early 2016. A RSIP was approved by the EIB and EPA. PNM anticipates installation of SNCRs and related BDT equipment will be completed within the timeframe contained in the RSIP.
The RSIP would achieve similar visibility improvements as the installation of SCRs on all four units at SJGS at a lower cost to PNM customers. It has the added advantage of reducing other emissions beyond NOx, including SO2, particulate matter, CO2, and mercury, as well as reducing water usage.

In December 2013, PNM made a filing with the NMPRC requesting certain approvals necessary to effectuate the RSIP. On October 1, 2014, PNM filed a proposed stipulation to settle this case. A public hearing in the NMPRC case was held in January 2015. On April 8, 2015, the Hearing Examiner in the case issued a Certification of Stipulation, which recommends that the NMPRC reject the stipulation as proposed. PNM filed exceptions to the certification. Except as noted below, the NMPRC has not acted on the stipulation or certification.

In June 2015, the NMPRC designated a facilitator to determine whether an uncontested settlement among some or all of the parties in this case could be accomplished. On August 13, 2015, as a result of the facilitation process, a settlement agreement was filed with the NMPRC. In addition to PNM, the staff of the NMPRC, the NMAG, Western Resource Advocates, the Coalition for Clean Affordable Energy, NMIEC, Interwest Energy Alliance, and New Mexico Independent Power Producers support the settlement agreement. NEE opposes the settlement agreement. The stipulating parties agreed that the October 2014 stipulation should be approved, as modified by the settlement agreement (collectively, the “Stipulated Settlement”). Under the terms of the Stipulated Settlement, if approved by the NMPRC, PNM would:

•
Retire SJGS Units 2 and 3 (PNM’s current ownership interest totals 418 MW) at December 31, 2017 and recover, over 20 years, 50% (estimated to be approximately $128.5 million) of their undepreciated net book value at that date and earn a regulated return on those costs

•
Be granted a CCN for 132 MW in SJGS Unit 4, with an initial book value of zero, plus SNCR costs and whatever portion of BDT costs the NMPRC determines to be reasonable and prudent to be allowed for recovery in rates

•	Be granted a CCN for 134 MW of PVNGS Unit 3 with an initial rate base value equal to the book value as of December 31, 2017 (estimated to be approximately $150 million)

•	Be authorized to acquire 65 MW of SJGS Unit 4 as merchant utility plant, which would not be included in rates charged to retail customers

•
Accelerate recovery of SNCR costs on SJGS Units 1 and 4 so that the costs are fully recovered by July 1, 2022 (cost recovery for PNM’s BDT project on those units will be determined in PNM’s next general rate case)

•	Make a NMPRC filing in 2018 to determine the extent that SJGS should continue serving PNM’s customers’ needs after mid-2022

•
Retire one MWh of RECs that include a zero-CO2 emission attribute compliant with EPA’s Clean Power Plan beginning January 1, 2020 for every MWh produced by 197 MW of coal-fired generation from SJGS Unit 4 (the cost of these RECs would be capped at $7.0 million per year and recovered in rates)

•	Not recover approximately $20 million of increased operations and maintenance expenses and other costs incurred in connection with CAA compliance

If the NMPRC issues an order that modifies the Stipulated Settlement, any stipulating party can void it. Although NEE filed a petition at the NMSC requesting four of the five NMPRC commissioners be recused from this case and to stay the proceedings, the NMSC issued orders that allowed the hearing to be conducted by the Hearing Examiner, but ordered that any final action by the NMPRC be stayed, pending a decision by the NMSC on the petition.  A hearing was held from October 13, 2015 through October 20, 2015. Oral argument on the NEE’s petition is scheduled for November 9, 2015 before the NMSC. PNM is unable to predict the outcome of the NMSC proceeding, whether NMPRC and other required approvals will be obtained and other conditions satisfied in order for the agreements discussed above to become effective and restructuring consummated, whether any party will void the Supplemental Stipulation, or the ultimate outcome of this matter. If the NMPRC were to issue an order adopting all of the provisions of the Stipulated Settlement, PNM estimates it would incur a pre-tax regulatory disallowance between $145 million and $155 million.

In connection with the implementation of the RSIP and the proposed retirement of SJGS Units 2 and 3, some of the SJGS participants expressed a desire to exit their ownership in the plant. As a result, the SJGS participants began negotiating a restructuring of the ownership in SJGS, as well as addressing the obligations of the exiting participants for plant decommissioning, mine reclamation, environmental matters, and certain future operating costs, among other items.

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

On May 27, 2015, the NMPRC issued an order requiring PNM to file executed restructuring and coal supply agreements by July 1, 2015, which was subsequently extended to August 1, 2015. On July 1, 2015, PNM filed the executed coal supply and related agreements with the NMPRC. On July 31, 2015, PNM filed fully executed restructuring agreements.

The San Juan Project Restructuring Agreement (“RA”) sets forth the agreement among the SJGS owners regarding ownership restructuring and contains many of the provisions of the June 2014 arrangements. On December 31, 2017, PNM would acquire 132 MW of the capacity in SJGS Unit 4 from the California owners and PNMR Development would acquire 65 MW of such capacity. Effectiveness of the RA is dependent on approvals by NMPRC and FERC, as well as the effectiveness of a new coal supply agreement (“CSA”) for SJGS. Effectiveness of the CSA is dependent upon the closing of the purchase of SJCC mining operation by the new third-party miner. It is currently anticipated that the CSA and the RA will become effective contemporaneously on January 1, 2016. Under the RA, PNM would acquire the coal inventory of the exiting SJGS participants on January 1, 2016 and provide coal supply to the exiting participants during the period from January 1, 2016 through December 31, 2017, which arrangement PNM believes will provide economic benefits to PNM. PNM anticipates that coal costs under the CSA will be significantly less than under the current arrangement. Since substantially all coal costs are passed through PNM’s FPPAC, the benefit of the reduced costs and the economic benefits of the coal inventory arrangement with the exiting owners will be passed through to PNM’s customers.

PNM, as the SJGS operating agent, presented the SNCR project to the participants in Unit 1 and Unit 4 for approval in late October 2013. The project was approved for Unit 1, but the Unit 4 project did not obtain the required percentage of votes for approval. Other capital projects related to Unit 4 also were not approved by the participants. PNM is authorized and obligated under the SJPPA to take reasonable and prudent actions necessary for the successful and proper operation of SJGS pending resolution by the participants. Accordingly, PNM has requested that the owners of Unit 4 approve expenditures critical to being able to comply with the time frame in the RSIP with respect to Unit 4 project. The Unit 4 owners did not approve the requests. Therefore, PNM issued several “Prudent Utility Practice” notices that, under the SJPPA, PNM was continuing certain critical activities to keep the Unit 4 project on schedule.
In addition to the regional haze rule, SJGS is required to comply with other rules currently being developed or implemented that affect coal-fired generating units, including recent rules regarding GHG under Section 111(d) of the CAA. Because of environmental upgrades completed in 2009, SJGS is well positioned to outperform the mercury limit imposed by EPA in the 2011 Mercury and Air Toxics Standards. The major environmental upgrades on each of the four units at SJGS have significantly reduced emissions of NOx, SO2, particulate matter, and mercury. Since 2006, SJGS has reduced NOx emissions by 42%, SO2 by 67%, particulate matter by 71%, and mercury by 95%.
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
Recognizing the importance of environmental stewardship to customers and other stakeholders, PNM expanded engagement with environmental stakeholders to promote ongoing dialogue and input. Similarly, PNM proactively communicated with communities about its efforts and plans related to environmental stewardship. Customers took note of PNM’s efforts in this area. A nationally recognized customer satisfaction benchmark revealed gains in awareness of PNM’s efforts to improve environmental impact, as well as customer perceptions around the commitment to preserving the environment now and for future generations.
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

PNM expanded its integrated communication efforts with the launch of a new customer information website focused on PNM’s major regulatory filings, including BART at SJGS and PNM’s general rate case. The website, www.PowerforProgress.com, provides the details of current requests, as well as the background on PNM’s efforts to maintain reliability, keep prices affordable, and protect the environment. The website is designed to be a resource for the facts about PNM's operations and community support efforts, including plans for building a sustainable energy future for New Mexico.
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

TNMP's energy efficiency program provides unique offers to multiple customer groups, including residential, commercial, government, education, and nonprofit customers. These programs not only enable peak load and consumption reductions, particularly important when extreme weather affects Texas' electric system, but also demonstrate TNMP's commitment to more than just delivering electricity by partnering with customers to optimize their energy usage.
Economic Factors
In the nine months ended September 30, 2015, PNM experienced a decrease in weather normalized retail load of 1.4% compared to 2014.  There continue to be signs that New Mexico’s economy is stabilizing. However, economic growth continues to be slow and the economic data provides conflicting indicators. Job growth in Albuquerque has increased, but is still below the national average. Housing prices in New Mexico increased in the first quarter of 2015 compared to the first quarter of 2014. In the nine months ended September 30, 2015, TNMP’s weather normalized retail load increased 2.7% compared to 2014. Since the recent recession, Texas has fared better than the national average in job growth and unemployment. However, there has been some recent softening in job growth, particularly in the Houston area that appears to be related to lower oil prices. However, employment growth is a stronger predictor of load. Texas’ employment growth rates are well above the national rate, while New Mexico’s employment is showing modest growth.
Results of Operations
A summary of net earnings attributable to PNMR is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(In millions, except per share amounts)
Net earnings attributable to PNMR	$61.0	$55.7	$5.4	$107.1	$97.3	$9.8
Average diluted common and common equivalent shares	80.1	80.2	(0.1)	80.1	80.3	(0.2)
Net earnings attributable to PNMR per diluted share	$0.76	$0.69	$0.07	$1.34	$1.21	$0.13
The components of the change in earnings attributable to PNMR are:

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
	(In millions)
PNM	$4.0	$7.6
TNMP	1.3	4.5
Corporate and Other	—	(2.4)
Net change	$5.4	$9.8
PNMR’s operational results were affected by the following:

•	Lower retail load at PNM partially offset by higher retail load at TNMP

•	Warmer weather in three months ended September 30, 2015, partially offset by milder weather in the first six months of 2015

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
 Liquidity and Capital Resources
The Company has revolving credit facilities that provide capacities for short-term borrowing and letters of credit of $300.0 million for PNMR and $400.0 million for PNM, both of which have been extended to expire in October 2020. In addition, PNM has a $50.0 million revolving credit facility, which expires in January 2018, with banks having a significant presence in New Mexico and TNMP has a $75.0 million revolving credit facility, which expires in September 2018. Total availability for PNMR on a consolidated basis was $795.5 million at October 23, 2015. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.
The Company projects that its total capital requirements, consisting of construction expenditures and dividends, will total $2,603.8 million for 2015-2019, including amounts expended through September 30, 2015. The construction expenditures include estimated amounts related to environmental upgrades at SJGS to address regional haze and the identified sources of replacement capacity under the revised plan for compliance described in Note 11. The construction expenditures also include additional renewable resources anticipated to be required to meet the RPS, peaking resources needed to meet needs outlined in PNM’s current IRP, environmental upgrades at Four Corners, the purchase of the leased portion of the EIP, and the purchase of the assets underlying three of the PVNGS Unit 2 leases at the expiration of those leases. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2015-2019 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements.

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

PNM

The following table summarizes the operating results for PNM:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(In millions)
Electric operating revenues	$333.4	$335.0	$(1.6)	$870.8	$873.4	$(2.6)
Cost of energy	105.7	115.1	(9.4)	299.3	304.4	(5.1)
Margin	227.7	219.9	7.8	571.5	569.1	2.4
Operating expenses	105.0	101.8	3.2	312.5	315.7	(3.2)
Depreciation and amortization	29.0	27.5	1.5	86.4	81.6	4.8
Operating income	93.7	90.6	3.1	172.5	171.7	0.8
Other income (deductions)	6.4	3.7	2.7	23.4	15.0	8.4
Net interest charges	(19.8)	(20.1)	0.3	(59.5)	(59.9)	0.4
Segment earnings before income taxes	80.3	74.2	6.1	136.5	126.8	9.7
Income (taxes)	(27.3)	(25.1)	(2.2)	(44.6)	(42.3)	(2.2)
Valencia non-controlling interest	(3.7)	(3.7)	—	(10.9)	(11.1)	0.2
Preferred stock dividend requirements	(0.1)	(0.1)	—	(0.4)	(0.4)	—
Segment earnings	$49.2	$45.2	$4.0	$80.6	$73.0	$7.6

The following table summarizes the significant changes to electric operating revenues, cost of energy, and margin:

	2014/2015 Change
	Three Months Ended September 30,			Nine Months Ended September 30,
	Electric			Electric
	Operating	Cost of		Operating	Cost of
	Revenues	Energy	Margin	Revenues	Energy	Margin
	(In millions)
Customer usage/load	$(3.3)	$—	$(3.3)	$(6.7)	$—	$(6.7)
Weather	4.2	—	4.2	0.2	—	0.2
Transmission	(1.2)	(0.1)	(1.1)	(3.4)	(0.1)	(3.3)
FPPAC	(4.1)	(4.1)	—	18.2	18.2	—
Economy energy service	(0.7)	(0.7)	—	(3.5)	(3.4)	(0.1)
Rio Bravo purchase	—	(0.3)	0.3	—	(3.6)	3.6
Unregulated margin	(0.2)	(0.3)	0.1	(0.8)	(0.7)	(0.1)
Wholesale contracts	(0.5)	(0.5)	—	(5.5)	(2.1)	(3.4)
Energy efficiency rider	0.8	—	0.8	1.2	—	1.2
Renewable energy rider	2.7	0.6	2.1	5.5	1.6	3.9
Net unrealized economic hedges	1.5	(0.1)	1.6	(1.1)	0.2	(1.3)
Non-FPPAC off-system activity	(2.1)	(1.4)	(0.7)	(6.4)	(6.1)	(0.3)
El Paso Natural Gas refund	—	—	—	—	(4.2)	4.2
Other	1.3	(2.5)	3.8	(0.3)	(4.9)	4.5
Net change	$(1.6)	$(9.4)	$7.8	$(2.6)	$(5.1)	$2.4

The following table shows electric operating revenues by customer class and average number of customers:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(In millions, except customers)
Residential	$131.0	$127.2	$3.8	$331.8	$317.6	$14.2
Commercial	128.1	127.7	0.4	338.8	326.6	12.2
Industrial	21.3	21.3	—	57.2	54.4	2.8
Public authority	8.0	8.0	—	19.8	19.2	0.6
Economy service	8.7	9.3	(0.6)	26.5	29.9	(3.4)
Other retail	(0.6)	(1.2)	0.6	3.5	4.0	(0.5)
Transmission	8.4	9.5	(1.1)	24.9	28.3	(3.4)
Firm-requirements wholesale	7.4	8.1	(0.7)	22.9	30.0	(7.1)
Other sales for resale	16.4	21.9	(5.5)	46.7	63.5	(16.8)
Mark-to-market activity	4.7	3.2	1.5	(1.3)	(0.1)	(1.2)
	$333.4	$335.0	$(1.6)	$870.8	$873.4	$(2.6)
Average retail customers (thousands)	515.3	511.4	3.9	514.4	510.9	3.5
The following table shows GWh sales by customer class:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(Gigawatt hours)
Residential	958.0	936.1	21.9	2,436.7	2,442.2	(5.5)
Commercial	1,060.1	1,069.5	(9.4)	2,882.2	2,942.7	(60.5)
Industrial	254.7	254.6	0.1	720.3	737.2	(16.9)
Public authority	72.8	74.3	(1.5)	182.7	189.0	(6.3)
Economy service	195.8	188.8	7.0	591.8	572.4	19.4
Firm-requirements wholesale	108.3	105.7	2.6	322.9	415.9	(93.0)
Other sales for resale	515.8	602.0	(86.2)	1,527.4	1,725.0	(197.6)
	3,165.5	3,231.0	(65.5)	8,664.0	9,024.4	(360.4)

During 2015, PNM continued to be impacted by a sluggish economy in New Mexico. In particular, the Albuquerque metropolitan area has lagged the nation in economic recovery. However, there continue to be signs that New Mexico’s economy is stabilizing. The rolling twelve-month average job growth in Albuquerque is currently at 1.4%, with several local businesses making announcements of new jobs, although the national average is 2.0%. New Mexico housing prices increased 1.5% in the first quarter of 2015 compared to the first quarter of 2014. Overall economic growth continues to be slow. However, PNM experienced an increase in the average number of retail customers of 0.8% and 0.7% for the three and nine months ended September 30, 2015 compared to 2014. PNM’s weather normalized retail KWh sales were 1.7% and 1.4% lower for the three and nine months ended September 30, 2015 compared to 2014, which decreased revenues and margin $3.3 million and $6.7 million in 2015 compared to 2014. Warmer weather in the third quarter of 2015 compared to 2014 increased revenues and margin $4.2 million for the three months ended September 30, 2015. This was partially offset by milder weather in the first two quarters of 2015 compared to 2014, resulting in increased revenues and margin of $0.2 million for the nine months ended September 30, 2015. For the three months ended September 30, 2015, cooling degree days were 14.5% higher than in 2014. For the nine months ended September 30, 2015 compared to 2014 heating degree days were 0.6% lower and cooling degree days were higher 3.1%. Cooling degree days only have a minor impact on the first quarter of any year, whereas heating degree days only have a minor impact on the second and third quarters.

For the three and nine months ended September 30, 2015, transmission revenues decreased $1.2 million and $3.4 million and margin decreased $1.1 million and $3.3 million compared to 2014. These decreases primarily resulted from the expiration of long-term point-to-point contracts aggregating $0.7 million and $2.5 million for the three and nine months ended September 30, 2015 compared to 2014. Lower short-term point-to-point transmission revenues decreased revenues and margin $0.5 million and $1.2 million for the three and nine months ended September 30, 2015 compared to 2014. The decreases were partially offset by a May 2014 rate increase under PNM’s formula-based transmission rate case, which increased revenues $0.2 million and $0.7 million during the three and nine months ended September 30, 2015.

In April 2014, the NMPRC approved the continuation of PNM’s FPPAC and authorized PNM to recover the remaining under-collected balance in its FPPAC balancing account over 18 months effective July 1, 2014. As a result of quarterly changes in the rate charged under the rider, PNM’s revenues increased in nine months ended September 30, 2015 but decreased in the three months ended September 30, 2015 compared to 2014. These changes in revenue were offset in cost of energy with no impact on margin.

PNM provides economy energy services to a major customer. Under this contract, PNM purchases energy on the customer’s behalf and delivers the energy to the customer’s location through PNM’s transmission system. PNM charges the customer for the cost of the energy as a direct pass through to the customer with no impact to margin. Although revenue from this customer decreased for the three and nine months ended September 30, 2015 compared to 2014, there is only a minor impact on margin, which results from providing ancillary services.

PNM closed on the acquisition of Rio Bravo, formerly known as Delta, on July 17, 2014. Prior to acquiring Rio Bravo, PNM had a 20 year PPA covering all of the output of the facility. PNM accounted for the PPA as an operating lease and recorded fixed and variable costs in cost of energy. As a result of the Rio Bravo acquisition, cost of energy decreased and margin increased $0.3 million and $3.6 million for the three and nine months ended September 30, 2015 compared to 2014. The increase in margin is partially offset by increases in operating and depreciation expenses.

Unregulated revenues and margin are primarily associated with PVNGS Unit 3, which currently is not regulated by the NMPRC. Power from PVNGS Unit 3 is sold on the open market. Lower market prices for power in 2015 resulted in lower revenues of $0.2 million and 0.8 million for the three and nine months ended September 30, 2015 than in 2014. Lower nuclear fuel costs decreased cost of energy $0.3 million and $1.0 million for the three and nine months ended September 30, 2015 compared to 2014. Nuclear spent fuel reimbursements from the DOE decreased cost of energy and increased margin $1.9 million for the nine months ended September 30, 2015 compared to 2014. See Note 11. In addition, gas imbalance settlements lowered cost of energy $2.1 million in the nine months ended September 30, 2014, which settlements did not recur in 2015.

PNM’s contract with Gallup, previously its second largest wholesale generation customer, expired on June 29, 2014. For the nine months ended September 30, 2015, a $6.1 million decrease in revenues from the Gallup contract was partially offset by an increase in off-system sales of $1.4 million and lower fuel expense of $1.3 million. PNM’s rate case application filed in August 2015 includes a reallocation of costs among regulatory jurisdictions reflecting the termination of the contract to serve Gallup. See Note 12. Revenues and cost of energy associated with other wholesale contracts decreased $0.5 million for the three months ended September 30, 2015, primarily resulting from lower fuel costs passed through to wholesale customers.

In August 2012, PNM implemented its renewable energy rider, which recovers certain renewable energy procurement costs to meet the RPS. In January 2015, PNM increased the rate charged under the rider to include PNM-owned solar PV facilities completed in 2014. For the three and nine months ended September 30, 2015, this rider increased revenues by $2.7 million and $5.5 million compared to 2014. Revenues under this rider include a return on investment of $1.8 million and $5.4 million for the three and nine months ended September 30, 2015 compared to $1.2 million and $3.7 million for 2014. Cost of energy, reflecting purchase of RECs, increased $0.6 and $1.6 million for the three and nine months ended September 30, 2015 compared to 2014. Revenue and margin from PNM’s energy efficiency rider increased $0.8 million and $1.2 million for the three and nine months ended September 30, 2015 compared to 2014. Revenues from these riders also recover incremental operating, depreciation, and interest expenses applicable to these programs.

Changes in unrealized mark-to-market gains and losses resulted from economic hedges for sales and fuel costs not covered under the FPPAC, primarily associated with PVNGS Unit 3. Unrealized gains of $4.8 million for the three months ended September 30, 2015 compared to unrealized gains of $3.3 million for the three months ended September 30, 2014 increased margin by $1.6 million. Unrealized losses of $1.2 million for the nine months ended September 30, 2015 compared to unrealized gains of $0.1 million for the nine months ended September 30, 2014 decreased margin by $1.3 million.

Reduced off-system sales and off-system purchases not passed through PNM’s FPPAC decreased revenue $2.1 million and $6.4 million and decreased cost of energy $1.4 million and $6.1 million for the three and nine months ended September 30, 2015 compared to 2014. The reductions were due to less power being available for off-system sales, primarily related to SJGS and lower market prices.

In June 2015, PNM negotiated new gas transportation agreements with El Paso Natural Gas resulting in the refund of previous amounts paid under the FERC tariff and establishing new reduced rates through October 31, 2022.  The refund of previously paid gas transportation costs decreased cost of energy and increased margin $4.2 million for the nine months ended September 30, 2015.  The newly established rates are anticipated to decrease gas transportation costs approximately $0.8 million on an annual basis.

Changes in revenue, cost of energy, and margin shown as “other” in the table above include a $1.7 million decrease in cost of energy and increase in margin related to the resolution of issues covered by the arbitration with SJCC recorded in the nine months ended September 30, 2014, which did not recur in 2015. See Note 16 of the Notes to Consolidated Financial Statements in the 2014 Annual Reports on Form 10-K. As part of the approval of PNM’s FPPAC, beginning July 1, 2013, PNM retains 10% of the revenue from off-system sales that would otherwise be passed through the FPPAC. PNM recorded revenue of $1.2 million in the nine months ended September 30, 2014, which included amounts from July 1, 2013 through September 30, 2014. For the three and nine months ended September 30, 2015, PNM retained revenues of $0.2 million and $0.5 million under this provision.

For the three months ended September 30, 2015, operating expenses increased $3.2 million compared to 2014. Higher maintenance expenses at SJCC, Four Corners, and PVNGS plants of $1.6 million, $1.1 million, and $0.4 million were partially offset by lower maintenance expenses at gas fired plants of $0.3 million. Higher healthcare costs of $2.1 million and higher labor costs of $0.8 million increased operating expenses for the three months ended September 30, 2015 compared to 2014. Lower capitalized administrative and general expenses of $0.4 million increased operating expenses for the three months ended September 30, 2015. In addition, an increase in environmental expenses of $0.6 million and higher energy efficiency expenses, which are recovered through the revenue rider described above, of $0.8 million increased operating expenses for the three months ended September 30, 2015. These expenses were partially offset by the extension of the PVNGS Unit 1 leases on January 15, 2015 at 50% of the rental amounts that were in effect during the original lease term, decreasing operating expenses $4.1 million. The termination of the lease for the 40% interest in the EIP transmission line on April 1, 2015 also decreased operating expenses $0.7 million for the three months ended September 30, 2015 compared to 2014.

For the nine months ended September 30, 2015, operating expenses decreased $3.2 million compared to 2014. The reduced rentals on the PVNGS Unit 1 leases decreased operating expenses $11.7 million for the nine months ended September 30, 2015 compared to 2014. Higher maintenance expenses at SJCC, Four Corners, PVNGS, and natural gas-fired plants of $1.6 million, $2.5 million, $2.1 million, and $0.3 million increased operating expenses. Lower pension expenses of $1.0 million and higher capitalized administrative and general expenses of $1.3 million, due to increased capital spending, reduced operating expenses for the nine months ended September 30, 2015 compared to 2014. In the nine months ended September 30, 2014, PNM undertook process improvement initiatives designed to decrease future operating expenses. In connection with those initiatives, PNM incurred costs, primarily related to severances, of $1.8 million that decreased operating expenses for the nine months ended June 30, 2015 compared to 2014. In addition, the termination of the EIP lease decreased operating expenses $1.4 million in the nine months ended September 30, 2015. Higher healthcare costs of $2.5 million and higher labor costs of $0.7 million increased operating expenses for the nine months ended September 30, 2015. The increase in environmental expenses of $0.6 million and higher energy efficiency expenses of $1.7 million increased expenses for the nine months ended September 30, 2015. During the nine months ended September 30, 2015, PNM concluded that certain costs that were being deferred as regulatory assets were no longer probable of recovery through the ratemaking process and recorded regulatory disallowances of $1.7 million

Depreciation and amortization expense increased $1.5 million and $4.8 million for the three and nine months ended September 30, 2015 compared to 2014 due to additions to utility plant in service, including the addition of 23 MW of PNM-owned solar PV facilities in late 2014 and the purchase of Rio Bravo in July 2014.

Other income (deductions) increased $2.7 million and $8.4 million for the three and nine months ended September 30, 2015 compared to 2014. Pre-tax gains on available-for-sale securities, reflecting performance of the NDT and the trust for coal mine reclamation, increased other income (deductions) $1.6 million and $3.9 million in the three and nine months ended September 30, 2015 compared to 2014. Higher fees and taxes on the NDT decreased other income (deductions) by $0.9 million and $2.1 million in the three and nine months ended September 30, 2015. Income of $1.4 million and $3.4 million from refined coal (a third-party pre-treatment process) at SJGS increased other income (deductions) for the three and nine months ended September

30, 2015 compared to 2014. Higher equity AFUDC of $2.2 million and $3.5 million due to increased levels of construction also increased other income (deductions) in 2015. PNM recognized a gain of $1.1 million in the nine months ended September 30, 2015 from the sale to Gallup of substations and associated transmission facilities owned by PNM that had been used solely to provide service to Gallup prior to the termination of PNM’s electric service agreement with Gallup discussed above. Changes in the amounts of losses on retirements of PVNGS Unit 3 assets decreased other income (deductions) $0.1 million for the three months ended September 30, 2015 compared to 2014, but increased other income (deductions) $0.5 million for the nine months ended September 30, 2015. Interest income on PVNGS lessor notes decreased $0.6 million and $1.8 million during the three and nine months ended September 30, 2015 compared to 2014 due to lower outstanding principal balances under the notes.

Interest charges decreased $0.3 million and $0.4 million for the three and nine months ended September 30, 2015 compared to 2014 due to higher debt AFUDC, partially offset by higher cost of borrowings for the $250.0 million Senior Unsecured Notes issued on August 11, 2015 Note 9 compared to the debt paid off with the proceeds of that offering.

As discussed in Note 13, the Company settled an IRS examination in June 2014. As a result of the settlement, PNM recorded an additional income tax expense of $1.1 million in the three months ended June 30, 2014. This amount partially offsets an income tax benefit of $1.3 million reflected in the Corporate and Other segment.

TNMP

The following table summarizes the operating results for TNMP:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(In millions)
Electric operating revenues	$84.0	$79.0	$5.0	$232.4	$215.6	$16.8
Cost of energy	18.5	17.4	1.1	54.6	50.2	4.4
Margin	65.4	61.6	3.8	177.7	165.4	12.3
Operating expenses	22.8	22.3	0.5	65.3	63.7	1.6
Depreciation and amortization	15.0	13.4	1.6	42.1	37.3	4.8
Operating income	27.7	25.9	1.8	70.3	64.4	5.9
Other income (deductions)	0.7	0.8	(0.1)	2.8	1.5	1.3
Net interest charges	(6.9)	(6.9)	—	(20.6)	(20.1)	(0.5)
Segment earnings before income taxes	21.5	19.8	1.7	52.4	45.8	6.6
Income (taxes)	(7.8)	(7.4)	(0.4)	(19.2)	(17.1)	(2.1)
Segment earnings	$13.7	$12.4	$1.3	$33.2	$28.7	$4.5

The following table summarizes the significant changes to total electric operating revenues, cost of energy, and margin:

	2014/2015 Change
	Three Months Ended September 30,			Nine Months Ended September 30,
	Electric			Electric
	Operating	Cost of		Operating	Cost of
	Revenues	Energy	Margin	Revenues	Energy	Margin
	(In millions)
Rate increases	$2.2	$—	$2.2	$6.4	$—	$6.4
Customer usage	0.1	—	0.1	1.7	—	1.7
Customer growth	0.5	—	0.5	1.2	—	1.2
Weather	0.8	—	0.8	0.6	—	0.6
Recovery of third-party transmission costs	1.1	1.1	—	4.4	4.4	—
AMS surcharge	0.8	—	0.8	3.6	—	3.6
Energy efficiency incentive bonus	(0.8)	—	(0.8)	(0.8)	—	(0.8)
Other	0.3	—	0.3	(0.3)	—	(0.3)
Net change	$5.0	$1.1	$3.8	$16.8	$4.4	$12.3
The following table shows total electric operating revenues by retail tariff consumer class, including intersegment revenues, and average number of consumers:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(In millions, except consumers)
Residential	$39.4	$36.6	$2.8	$94.1	$89.5	$4.6
Commercial	26.0	25.1	0.9	76.1	73.5	2.6
Industrial	4.1	3.9	0.2	12.1	11.1	1.0
Other	14.5	13.4	1.1	50.1	41.5	8.6
	$84.0	$79.0	$5.0	$232.4	$215.6	$16.8
Average consumers (thousands) (1)	242.2	238.9	3.3	241.2	237.7	3.5

(1)
TNMP provides transmission and distribution services to REPs that provide electric service to consumers in TNMP’s service territories. The number of consumers above represents the customers of these REPs. Under TECA, consumers in Texas have the ability to choose any REP to provide energy.

The following table shows GWh sales by retail tariff consumer class:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014 (1)	Change	2015	2014 (1)	Change
	(Gigawatt hours)
Residential	993.2	938.8	54.4	2,338.3	2,227.9	110.4
Commercial	767.5	737.2	30.3	2,020.3	1,944.7	75.6
Industrial	694.2	709.6	(15.4)	2,083.4	2,014.2	69.2
Other	26.5	26.4	0.1	76.1	75.9	0.2
	2,481.4	2,412.0	69.4	6,518.1	6,262.7	255.4

(1)
The 2014 GWh amounts reflect a reclassification of 5.6 GWh and 18.1 GWh from industrial to commercial for the three and nine months ended September 30, 2014 to be consistent with the current year presentation.

For the three and nine months ended September 30, 2015, revenues and margin increased by $2.2 million and $6.4 million compared to 2014 due to transmission cost of service rate increases in March 2014, September 2014, March 2015, and September 2015. See Note 12. TNMP’s weather normalized retail KWh sales increased 1.5% and 2.7% for the three and nine months ended September 30, 2015 compared to 2014. Higher weather normalized usage per customer increased revenues and margin by $0.1 million and $1.7 million for the three and nine months ended September 30, 2015 compared to 2014. Warmer weather in the summer months of 2015 compared to 2014, partially offset by milder weather in the winter months, increased revenues and margins by $0.8 million and $0.6 million for the three and nine months ended September 30, 2015 compared to 2014. For the three and nine months ended September 30, 2015 compared to 2014, cooling degree days were 8.2% higher and 5.1% higher and heating degree days were flat and 3.4% lower. TNMP also experienced positive year to date average customer growth of 1.5%, increasing revenues and margin by $0.5 million and $1.2 million for the three and nine months ended September 30, 2015 compared to 2014.

Changes in costs charged by third party transmission providers are deferred and recovered through a transmission cost recovery factor resulting in no impact on margin. Higher transmission costs resulting from rate increases from other transmission service providers within ERCOT increased cost of energy $1.1 million and $4.4 million for the three and nine months ended September 30, 2015 compared to 2014. These increases in cost of energy resulted in TNMP rate increases for the recovery of third party transmission costs increasing revenue $1.1 million and $4.4 million for the three and nine months ended September 30, 2015 compared to 2014.

TNMP earned energy efficiency incentive bonuses for having achieved demand savings for the 2013 and 2014 program years that exceeded its goal. The $1.5 million incentive bonus for the 2013 program year was approved by the PUCT on September 11, 2014 and the $0.7 million incentive bonus for the 2014 program year was approved by the PUCT on September 11, 2015. The lower incentive bonus decreased revenues and margin by $0.8 million for the three and nine months ended September 30, 2015. See Note 12.

The AMS surcharge increased revenues and margin by $0.8 million and $3.6 million for the three and nine months ended September 30, 2015 compared to 2014. Other in the table above, which includes recovery of the CTC, rate case expenses, and energy efficiency programs, was slightly higher for the three months ended September 30, 2015 and slightly lower for the nine months ended September 30, 2015 compared to 2014. Changes in these revenues were offset by changes in operating and depreciation and amortization expenses.

Operating expenses increased $0.5 million and $1.6 million for the three and nine months ended September 30, 2015 compared to 2014. Higher employee healthcare costs of $0.8 million and $1.5 million, higher property taxes, resulting from higher plant in service balances, of $0.4 million and $1.1 million, and higher street rental taxes of $0.2 million and $0.3 million for the three and nine months ended September 30, 2015 increased operating expenses compared to 2014. These increases were partially offset by higher capitalization of administrative and general expenses related to higher levels of construction expenditures, which decreased operating expenses by $1.3 million for the three and nine months ended September 30, 2015 compared to 2014. In addition, property and casualty claims were $0.3 million higher for the three months ended September 30, 2015 but $0.3 million lower for the nine months ended September 30, 2015.

Depreciation and amortization increased $1.6 million and $4.8 million for the three and nine months ended September 30, 2015 compared to 2014. Depreciation expense associated with the AMS deployment, which is recovered through the AMS surcharge, increased $0.7 million and $2.3 million for the three and nine months ended September 30, 2015 compared to 2014 due to increased AMS deployment. Amortization expense associated with the CTC, which is recovered through the CTC surcharge, increased $0.3 million and $0.7 million for the three and nine months ended September 30, 2015 compared to 2014. In addition, an increase in utility plant in service increased depreciation by $0.6 million and $1.8 million for the three and nine months ended September 30, 2015 compared to 2014.

Other income (deductions) decreased $0.1 million and increased $1.3 million for the three and nine months ended September 30, 2015, primarily due to changes in contributions in aid of construction.

Net interest charges were flat and increased $0.5 million for the three and nine months ended September 30, 2015 compared to 2014. Interest charges related to the June 27, 2014 issuance of $80.0 million of long-term debt under the TNMP 2013 Bond Purchase Agreement increased interest expense $1.6 million for the nine months ended September 30, 2015. This was partially offset by lower interest charges of $1.0 million for the nine months ended September 30, 2015, due to the June 30, 2014 maturity of $50.0 million of debt under the TNMP 2011 Term Loan Agreement. See Note 9.

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(In millions)
Total revenues	$—	$—	$—	$—	$—	$—
Cost of energy	—	—	—	—	—	—
Margin	—	—	—	—	—	—
Operating expenses	(3.6)	(3.7)	0.1	(11.1)	(10.2)	(0.9)
Depreciation and amortization	3.4	3.3	0.1	10.5	9.5	1.0
Operating income	0.1	0.3	(0.2)	0.6	0.7	(0.1)
Other income (deductions)	(0.5)	(0.6)	0.1	(3.0)	(1.6)	(1.4)
Net interest charges	(0.8)	(3.2)	2.4	(6.6)	(9.6)	3.0
Segment earnings (loss) before income taxes	(1.2)	(3.4)	2.2	(8.9)	(10.4)	1.5
Income (taxes) benefit	(0.7)	1.5	(2.2)	2.1	6.0	(3.9)
Segment earnings (loss)	$(1.9)	$(1.9)	$—	$(6.8)	$(4.4)	$(2.4)

Corporate and Other operating expenses shown above are net of amounts allocated to PNM and TNMP under shared services agreements. The amounts allocated include certain expenses shown as depreciation and amortization and other income (deductions) in the table above.

Depreciation expense increased in the three and nine months ended September 30, 2015 from 2014 due to additions of computer software. Substantially all depreciation and amortization expense is offset in operating expenses as a result of allocation of these costs to other business segments.

Other income (deductions) includes losses of $1.1 million recorded in the three months ended March 31, 2015 for items included in other investments related to a former PNMR subsidiary, which ceased operations in 2008. The decrease in net interest charges is primarily related to the maturity of PNMR’s $118.8 million of 9.25% Senior Unsecured Notes, Series A on May 15, 2015, partially offset by interest on PNMR’s new $150 million PNMR 2015 Term Loan Agreement entered into on March 9, 2015. See Note 9.

Income taxes (benefit) is impacted by the impairments of wind energy production tax credits of $1.0 million and $1.1 million (net of federal income tax benefit) and New Mexico state net operating losses of $0.1 million and $0.4 million (net of federal income tax benefit) in the three and nine months ended September 30, 2015. Additionally, a tax benefit of $0.2 million and a tax expense of $0.2 million were recorded in the three months ending March 31, 2015 and 2014 resulting from refinements of the impacts of a phased-in reduction in New Mexico corporate income tax rates. In June 2014, the Company settled the IRS examination that resulted in an income tax benefit of $1.3 million in the three months ended June 30, 2014. This amount was partially offset by an additional income tax expense reflected in the PNM segment.

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the nine months ended September 30, 2015 compared to September 30, 2014 are summarized as follows:

	Nine Months Ended September 30,
	2015	2014	Change
	(In millions)
Net cash flows from:
Operating activities	$335.6	$326.2	$9.4
Investing activities	(387.2)	(311.7)	(75.5)
Financing activities	50.3	11.3	39.0
Net change in cash and cash equivalents	$(1.3)	$25.9	$(27.2)

Changes in PNMR’s cash flows from operating activities result from net earnings, adjusted for items impacting earnings that do not provide or use cash. See Results of Operations above. Certain changes in assets and liabilities resulting from normal operations also impact operating cash flows. Cash flows from operating activities also increased $44.4 million in the nine months September 30, 2015 compared to 2014 related to the collection of amounts deferred in PNM’s FPPAC resulting from the cap on amounts passed through to ratepayers prior to June 30, 2014. In addition, contributions to PNMR’s pension and postretirement benefit plans were $29.7 million higher in the nine months ended September 30, 2015 than in 2014.

The changes in PNMR’s cash flows from investing activities relate primarily to an increase of $118.2 million in utility plant additions in the nine months ended September 30, 2015 compared to 2014. Utility plant additions at PNM were $101.6 million higher in the nine months ended September 30, 2015 compared to 2014, including increases in generation additions of $90.0 million and transmission and distribution additions of $15.3 million, offset by lower nuclear fuel purchases of $3.7 million. TNMP utility plant additions increased $1.6 million in the nine months ended September 30, 2015 compared to 2014, including increases in transmission and distribution additions of $5.3 million and a decrease in AMS additions of $3.8 million. Corporate plant additions increased $15.1 million in the nine month ended September 30, 2015 compared to 2014, including increases for computer hardware and software additions of $11.3 million and PNMR Development utility plant additions of $3.8 million. Investing activities in 2014 also includes $36.2 million for the acquisition of Rio Bravo as discussed in Note 5.

The changes in PNMR’s cash flows from financing activities include a $46.2 million increase in net short-term borrowing repayments in the nine months ended September 30, 2015 compared to 2014. In 2015, financing activities include $150.0 million of long-term borrowings under the PNMR 2015 Term Loan Agreement and $25.0 million of additional long-term borrowings under the PNM Multi-draw Term Loan. PNMR used portions of the proceeds to repay $118.8 million of 9.25% senior unsecured notes that matured on May 15, 2015 and for general corporate purposes. In 2015, PNM also issued $250.0 million aggregate principal amount of its 3.850% Senior Unsecured Notes due 2025. PNM used the proceeds to repay the $175.0 million PNM 2014 Term Loan agreement and outstanding borrowings under the PNM Revolving Credit Facility, the PNM New Mexico Credit Facility, and PNM’s intercompany loan from PNMR. In 2015, PNM also successfully remarketed $39.3 million of senior unsecured notes, pollution control revenue bonds. In 2014, long-term borrowings of $175.0 million under the PNM 2014 Term Loan Agreement were used to repay amounts under the existing $75.0 million PNM Term Loan Agreement and reduce short-term debt. In 2014, TNMP long-term borrowings of $80.0 million were used to repay amounts under the existing $50.0 million TNMP 2011 Term Loan Agreement and other short-term borrowings.

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

On March 9, 2015, PNMR entered into the $150.0 million PNMR 2015 Term Loan Agreement between PNMR, the lenders identified therein, and Wells Fargo Bank, National Association, as Lender and Administrative Agent. The PNMR 2015 Term Loan Agreement bears interest at a variable rate and must be repaid on or before March 9, 2018. The PNMR 2015 Term Loan Agreement includes customary covenants and conditions. PNMR utilized a portion of the proceeds from the PNMR 2015 Term Loan Agreement and borrowings under the PNMR Revolving Credit Facility to retire the $118.8 million of 9.25% Senior Unsecured Notes, Series A when they matured on May 15, 2015. In September 2015, PNMR entered into a hedging agreement whereby it effectively established a fixed interest rate of 2.027% for borrowings under the PNMR 2015 Term Loan Agreement for the period from January 11, 2016 through March 9, 2018.

On August 11, 2015, PNM issued $250.0 million aggregate principal amount of its 3.850% Senior Unsecured Notes due 2025. The notes will mature on August 1, 2025. Portions of the proceeds from the offering were used to repay the existing $175.0 million PNM 2014 Term Loan Agreement and to repay outstanding borrowings under the PNM Revolving Credit Facility, the PNM New Mexico Credit Facility, and PNM’s intercompany loan from PNMR.

PNMR, PNM, and TNMP are subject to debt-to-capital ratio requirements of less than or equal to 65%.  These ratios for PNMR and PNM include the present value of payments under the PVNGS leases as debt. At September 30, 2015, interest rates on outstanding borrowings were 1.05% for the PNMR Term Loan Agreement, 1.21% for the PNMR 2015 Term Loan Agreement, and 0.78% for the PNM Multi-draw Term Loan.

Capital Requirements

Total capital requirements consist of construction expenditures and cash dividend requirements for PNMR common stock and PNM preferred stock. Key activities in PNMR’s current construction program include:

•	Upgrading generation resources, including expenditures for compliance with environmental requirements and for renewable energy resources

•	Expanding the electric transmission and distribution systems

•	Purchasing nuclear fuel

Projected capital requirements, including amounts expended through September 30, 2015, are:

	2015	2016-2019	Total
	(In millions)
Construction expenditures	$576.5	$1,706.1	$2,282.6
Dividends on PNMR common stock	63.7	254.9	318.6
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$640.7	$1,963.1	$2,603.8
The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include estimated amounts of $60.0 million related to environmental upgrades at SJGS to address regional haze, including amounts for the 65 MW anticipated to be owned by PNMR Development, and $179.8 million related to the identified sources of replacement capacity under the revised plan for compliance described in Note 11. The above construction expenditures also include additional renewable resources anticipated to be required to meet the RPS, peaking resources to meet needs outlined in PNM’s current IRP, environmental upgrades at Four Corners of $91.4 million, the purchase of the leased portion of the EIP on April 1, 2015, and the purchase of the assets underlying three of the PVNGS Unit 2 leases at the expiration of those leases in 2016. Expenditures for the SJGS and Four Corners environmental upgrades are estimated to be $63.8 million in 2015. See Note 11 and Commitments and Contractual Obligations below. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to be able to pay dividends to PNMR. Note 5 of the Notes to Consolidated Financial Statements in the 2014 Annual Reports on Form 10-K describes regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.

During the nine months ended September 30, 2015, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements, additional term loan borrowings, and the issuance of the 3.850% Senior Unsecured Notes by PNM.

In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt that must be paid or refinanced at maturity. PNMR’s $118.8 million of 9.25% Senior Unsecured Notes, Series A matured and were repaid on May 15, 2015; $39.3 million of PNM’s PCRBs were subject to mandatory tender for remarketing on June 1, 2015 (the bonds were remarketed on that date and are next subject to mandatory tender for remarketing on June 1, 2020); the $175.0 million PNM 2014 Term Loan Agreement was repaid on August 12, 2015; and the $125.0 million PNM Multi-draw Term Loan matures on June 21, 2016. Note 6 of the Notes to Consolidated Financial Statements in the 2014 Annual Reports on Form 10-K contains information about the maturities of long-term debt. Also, the one-year $100.0 million PNMR Term Loan Agreement matures on December 21, 2015. PNMR and PNM anticipate that funds to repay the long-term debt maturities and term loans will come from entering into new arrangements similar to the existing agreements, cash and cash equivalents, borrowing under their revolving credit facilities, issuance of new long-term debt, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances, make additional debt repurchases, or enter into other liquidity arrangements in the future.
Liquidity
PNMR’s liquidity arrangements include the PNMR Revolving Credit Facility and the PNM Revolving Credit Facility that both have been extended to expire in October 2020 and the TNMP Revolving Credit Facility that expires in September 2018. The PNMR Revolving Credit Facility has a financing capacity of $300.0 million, the PNM Revolving Credit Facility has a financing capacity of $400.0 million, and the TNMP Revolving Credit Facility has a financing capacity of $75.0 million. PNM also has the $50.0 million PNM New Mexico Credit Facility, which expires on January 8, 2018. The Company believes the terms and conditions of its facilities are consistent with those of other investment grade revolving credit facilities in the utility industry.
The revolving credit facilities and the PNM New Mexico Credit Facility provide short-term borrowing capacity. The revolving credit facilities also allow letters of credit to be issued. Letters of credit reduce the available capacity under the facilities. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. The Company’s business is seasonal with more revenues and cash flows from operations being generated in the summer months. In general, the Company relies on the credit facilities to be the initial funding source for construction expenditures. Accordingly, borrowings under the facilities may increase over time. Depending on market and other conditions, the Company will periodically sell long-term debt and use the proceeds to reduce the borrowings under the credit facilities. Borrowings under the PNMR Revolving Credit Facility ranged from zero to $25.6 million during the three and nine months ended September 30, 2015. Borrowings under the PNM Revolving Credit Facility ranged from zero to $48.4 million during the three and nine months ended September 30, 2015. Borrowings under the PNM New Mexico Credit Facility ranged from zero to $20.0 million during the three and nine months ended September 30, 2015. Borrowings under the TNMP Revolving Credit Facility ranged from zero to $37.0 million during the three and nine months ended September 30, 2015. At September 30, 2015, the average interest rate was 1.69% under the PNMR Revolving Credit Facility. At September 30, 2015, TNMP had $48.5 million in borrowings from PNMR under its intercompany loan agreements.
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
Information concerning the credit ratings for PNMR, PNM, and TNMP was set forth under the heading Liquidity in the MD&A contained in the 2014 Annual Reports on Form 10-K. As discussed above, PNMR retired the 9.25% Senior Unsecured Notes, Series A when they matured on May 15, 2015, which results in PNMR having no senior unsecured notes outstanding. Following this repayment, Moody’s and S&P withdrew their ratings of PNMR senior unsecured debt. On June 22, 2015, Moody’s assigned an issuer rating of Baa3 to PNMR, upgraded the issuer rating of TNMP to A3 from Baa1, upgraded the senior secured debt rating of TNMP to A1 from A2, and changed the outlook for PNMR, PNM, and TNMP to stable from positive. As of October 23, 2015, ratings on the Company’s securities were as follows:

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

A summary of liquidity arrangements as of October 23, 2015 is as follows:

	PNMR Separate	PNM Separate	TNMP Separate	PNMR Consolidated
	(In millions)
Financing capacity:
Revolving credit facility	$300.0	$400.0	$75.0	$775.0
PNM New Mexico Credit Facility	—	50.0	—	50.0
Total financing capacity	$300.0	$450.0	$75.0	$825.0

Amounts outstanding as of October 23, 2015:
Revolving credit facility	$—	$—	$20.0	$20.0
PNM New Mexico Credit Facility	—	—	—	—
Letters of credit	6.2	3.2	0.1	9.5

Total short-term debt and letters of credit	6.2	3.2	20.1	29.5

Remaining availability as of October 23, 2015	$293.8	$446.8	$54.9	$795.5
Invested cash as of October 23, 2015	$11.0	$34.1	$—	$45.1
The above table excludes intercompany debt. As of October 23, 2015, TNMP had $36.8 million in borrowings from PNMR under an intercompany loan agreement. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.
PNMR can offer new shares of common stock through the PNM Resources Direct Plan under a SEC shelf registration statement that expires in August 2018. PNM has a shelf registration statement, which expires in May 2017, with capacity for up to $250.0 million of senior unsecured notes.
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

	September 30, 2015	December 31, 2014
PNMR
PNMR common equity	45.4%	46.4%
Preferred stock of subsidiary	0.3%	0.3%
Long-term debt	54.3%	53.3%
Total capitalization	100.0%	100.0%

PNM
PNM common equity	44.6%	45.7%
Preferred stock	0.4%	0.4%
Long-term debt	55.0%	53.9%
Total capitalization	100.0%	100.0%

TNMP
Common equity	59.6%	58.9%
Long-term debt	40.4%	41.1%
Total capitalization	100.0%	100.0%

OTHER ISSUES FACING THE COMPANY

Climate Change Issues

Background
In 2014, GHG associated with PNM’s interests in its generating plants included approximately 6.7 million metric tons of CO2, which comprises the vast majority of PNM’s GHG.  By comparison, the total GHG in the United States in 2013, the latest year for which EPA has published this data, were approximately 6.7 billion metric tons, of which approximately 5.5 billion metric tons were CO2.

PNM has several programs underway to reduce or offset GHG from its resource portfolio, thereby reducing its exposure to climate change regulation. See Note 12. In 2011, PNM completed construction of 22 MW of utility-scale solar generation located at five sites on PNM’s system throughout New Mexico. In 2013, PNM expanded its renewable energy portfolio by constructing 21.5 MW of utility-scale solar generation. In 2014, PNM added an additional 23 MW of utility-scale solar generation. PNM’s 2015 renewable energy procurement includes the construction of an additional 40 MW of PNM-owned solar PV facilities by December 31, 2015. Since 2003, PNM has purchased the entire output of New Mexico Wind, which has an aggregate capacity of 204 MW, and began purchasing the full output of Red Mesa Wind, which has an aggregate capacity of 102 MW, in January 2015. PNM has signed a 20-year PPA for the output of Lightning Dock Geothermal, which began providing power to PNM in January 2014. The current capacity of the geothermal facility is 3 MW and future expansion may result in up to 10 MW of generation capacity. Additionally, PNM has a customer distributed solar generation program that represented 43 MW at September 30, 2015 and is expected to grow to over 45 MW by the end of 2015. PNM’s distributed solar programs will reduce PNM’s annual production from fossil-fueled electricity generation by about 120 GWh. PNM offers its customers a comprehensive portfolio of energy efficiency and load management programs, with a 2014 budget of $22.5 million and anticipated program costs of $25.8 million for the program year beginning in June 2015. PNM estimates these programs saved approximately 75 GWh of electricity in 2014. Over the next 20 years, PNM projects energy efficiency and load management programs will provide the equivalent of approximately 13,000 GWh of electricity, which will avoid at least 6.5 million metric tons of CO2 based upon projected emissions from PNM’s system-wide resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in demand for electricity, and complex relationships between those variables.
Management periodically updates the Board on implementation of the corporate environmental policy and the Company’s environmental management systems, promotion of energy efficiency, and use of renewable resources.  The Board is also advised of the Company’s practices and procedures to assess the sustainability impacts of operations on the environment.  The Board considers associated issues around climate change, the Company’s GHG exposures, and the financial consequences that might result from potential federal and/or state regulation of GHG.
As of December 31, 2014, approximately 71.2% of PNM’s generating capacity, including resources owned, leased, and under PPAs, all of which is located within the United States, consisted of coal or gas-fired generation that produces GHG. Based on current forecasts, the Company does not expect its output of GHG from existing sources to increase significantly in the near-term. Many factors affect the amount of GHG emitted. For example, if new natural gas-fired generation resources are added to meet increased load as anticipated in PNM’s current IRP, GHG would be incrementally increased. In addition, plant performance could impact the amount of GHG emitted. If PVNGS experienced prolonged outages, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG. As described in Note 11, on February 15, 2013, PNM, NMED, and EPA agreed to pursue a strategy to address the regional haze requirements of the CAA at the coal-fired SJGS, which would include the shutdown of SJGS Units 2 and 3. The shutdown of Units 2 and 3 would result in a reduction of GHG of approximately 50% at SJGS. Although replacement power strategies include some gas-fired generation, the reduction in GHG from the retirement of the coal-fired generation would be far greater than the increase in GHG from replacement generation. In September 2013, the EIB approved a RSIP submitted by NMED that encompassed the February 15, 2013 agreement. EPA published final rules approving the RSIP and withdrawing the previously issued FIP in the Federal Register on October 9, 2014 and the rules became effective on November 10, 2014.
Because of PNM’s dependence on fossil-fueled generation, legislation or regulation that imposes a limit or cost on GHG could impact the cost at which electricity is produced. While PNM expects to recover any such costs through rates, the timing and outcome of proceedings for cost recovery are uncertain. In addition, to the extent that any additional costs are recovered through rates, customers may reduce their usage, relocate facilities to other areas with lower energy costs, or take other actions that ultimately will adversely impact PNM.
Given the geographic location of its facilities and customers, PNM generally has not been exposed to the extreme weather events and other physical impacts commonly attributed to climate change, with the exception of periodic drought conditions. Drought conditions in northwestern New Mexico could impact the availability of water for cooling coal-fired generating plants. Water shortage sharing agreements have been in place since 2004, although no shortage has been declared due to sufficient precipitation in the San Juan River basin. PNM also has a supplemental water contract in place with the Jicarilla Apache Nation to help address any water shortages from primary sources. The contract expires on December 31, 2016.  PNM’s service areas also experience periodic high winds, forest fires, and severe thunderstorms. TNMP has operations in the Gulf Coast area of Texas, which experiences periodic hurricanes and drought conditions. In addition to potentially causing physical damage to TNMP-owned facilities, which disrupt the ability to transmit and/or distribute energy, hurricanes can temporarily reduce customers’ usage and demand for energy. Climate changes are generally not expected to have material consequences to the Company in the near-term.

EPA Regulation
In April 2007, the United States Supreme Court held that EPA has the authority to regulate GHG under the CAA.  This decision heightened the importance of this issue for the energy industry.  In December 2009, EPA released its endangerment finding stating that the atmospheric concentrations of six key greenhouse gases (CO2, methane, nitrous oxides, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride) endanger the public health and welfare of current and future generations. In May 2010, EPA released the final PSD and Title V Greenhouse Gas Tailoring Rule (the “Tailoring Rule”) to address GHG from stationary sources under the CAA permitting programs. The purpose of the rule was to “tailor” the applicability of two programs, PSD and Title V operating permit programs, to avoid impacting millions of small GHG emitters. The rule focused on the largest sources of GHG, including fossil-fueled electric generating units. This program covered the construction of new emission units that emit GHG of at least 100,000 tons per year in CO2 equivalents (even if PSD is not triggered for other pollutants). In addition, modifications at existing major-emitting facilities that increase GHG by at least 75,000 tons per year in CO2 equivalents would be subject to PSD permitting requirements, even if they did not significantly increase emissions of any other pollutant. As a result, PNM’s fossil-fueled generating plants were more likely to trigger PSD permitting requirements because of the magnitude of GHG. However as discussed below, a court case in 2014 now limits the extent of the Tailoring Rule.
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

On June 25, 2013, President Obama announced his Climate Action Plan which outlines how his administration plans to cut GHG in the United States, prepare the country for the impacts of climate change, and lead international efforts to combat and prepare for global warming. The plan proposes actions that would lead to the reduction of GHG by 17% below 2005 levels by 2020. The President also issued a Presidential Memorandum to EPA to continue development of the GHG NSPS regulations for electric generators. The Presidential Memorandum establishes a timeline for the reproposal and issuance of a GHG NSPS for new sources and a timeline for the proposal and final rule for developing carbon pollution standards, regulations, or guidelines for GHG reductions from existing sources under Section 111(d) of the CAA. The Presidential Memorandum further directs EPA to allow the use of “market-based instruments” and “other regulatory flexibilities” to ensure standards will allow for continued reliance on a range of energy sources and technologies and that they are developed and implemented in a manner that provides for reliable and affordable energy and to undertake the rulemaking through direct engagement with states, “as they will play a central role in establishing and implementing standards for existing power plants,” and with utility leaders, labor leaders, non-governmental organizations, tribal officials, and other stakeholders.

EPA met the President’s timeline for the reproposal of the GHG NSPS for new sources (under Section 111(b) of the CAA) by releasing the draft rule on September 20, 2013. EPA’s reproposed GHG NSPS for new sources applied only to new fossil-fired EGUs. The reproposed standards, based on the size of the unit, would revise requirements for new fossil-fired utility boilers, integrated gasification combined cycle units, combined and simple cycle turbines, and new sources meeting certain other criteria. New coal-fired facilities would only be able to meet the standard by using partial carbon capture and sequestration technology. The reproposed GHG NSPS removed the blanket exemption for simple-cycle turbines and instead provided an exemption for units that sell to the transmission grid less than one-third of their potential electric output over a three-year rolling average.

The Presidential Memorandum directed EPA to issue the proposed GHG NSPS for modified and existing EGUs by June 1, 2014 and to issue the final rule by June 1, 2015. On June 2, 2014, EPA released the proposed rule under Section 111(d) of the CAA to establish GHG performance standards for existing EGUs. The rule is known as the Clean Power Plan and as proposed would require state-specific CO2 emission reduction goals based on EPA’s finding of the best system of emissions reductions (“BSER”). The proposed BSER was based on four “building blocks”: 1) a 6% heat rate improvement to coal-fired generation units; 2) a shift in electrical generation from coal-fired and oil/gas-fired EGUs to natural gas combined cycle units (“NGCCs”) such that the NGCCs would operate at a 70% utilization rate; 3) substitution of fossil fuel generation with renewable resources and new nuclear facilities, and extension of life of about 6% of existing nuclear plants that might be retired; and 4) increases to demand-side energy efficiency programs. Comments on the proposed rule were due on December 1, 2014. PNM submitted comments by the deadline.

Also on June 2, 2014, EPA proposed carbon pollution standards for modified and reconstructed EGUs under Section 111(b). Under the proposed rule there were two alternatives for EGUs: 1) a CO2 emission limit based on the unit’s best historic annual CO2 emissions plus an additional 2% reduction or 2) an emission limit dependent on when the unit was modified. Sources modified before becoming subject to a section 111(d) plan would be required to meet an emission limit determined by the unit’s best historical annual CO2 emission rate plus an additional 2% emission reduction. Units modified after becoming subject to a Section 111(d) plan would be required to meet a unit-specific emission limit determined by the Section 111(b) implementing authority.

On January 7, 2015, EPA announced its intention to propose a federal plan to meet the requirements of the section 111(d) rule, to be released in the summer of 2015 and finalized in summer 2016.  EPA also announced changes to the schedule for issuing the final GHG rule regulations for new, modified/reconstructed, and existing EGUs in "Summer 2015."  As a result, EPA indicated deadlines for compliance in subsequent years for section 111(d) actions will shift from “June” to “Summer.”  EPA initially proposed to issue a final rule for new EGUs by January 8, 2015 and had previously planned to finalize its modified/reconstructed and existing source rules in June 2015.  EPA updated the expected deadline for the agency to issue the 111(d) plan to midsummer 2015.

On August 3, 2015, EPA issued its final standards to limit CO2 emissions from power plants. Three separate but related actions took place: (1) the final Carbon Pollution Standards for new, modified, and reconstructed power plants were established (under Section 111(b)); (2) the final Clean Power Plan was issued to set standards for carbon emission reductions from existing power plants (under Section 111(d)); and (3) a proposed federal plan associated with the final Clean Power Plan was released.

EPA’s final rule to limit GHG emissions from new, modified, and reconstructed power establishes standards based upon certain, specific conditions. For newly constructed and reconstructed base load natural gas-fired stationary combustion turbines, the EPA is finalizing a standard of 1,000 lb CO2/MWh-gross based on efficient natural gas combined cycled technology as the BSER. Alternatively, owners and operators of base load natural gas-fired combustion turbines may elect to comply with a standard based on an output of 1,030 lb CO2/MWh-net. A new source is any newly constructed fossil fuel-fired power plant that commenced construction after January 8, 2014.

The final standards for coal-fired power plants vary depending on whether the unit is new, modified, or reconstructed. The BSER for new steam units is a supercritical pulverized coal unit with partial carbon capture and storage. Based on that technology, new coal-fired units will be required to meet an emissions standard equal to 1,400 lbs CO2/MWh from the beginning of the power plant’s life. The BSER for modified units is based on each affected unit’s own best potential performance. Standards will be in the form of an emission limit in pounds of CO2 per MWh, which will apply to units with modifications resulting in an increase of hourly CO2 emissions of more than 10% relative to the emissions of the most recent five years from that unit. The BSER for reconstructed coal-fired power units is the performance of the most efficient generating technology for these types of units. Final emissions standards depend on heat input. Sources with heat input greater than 2,000 MMBTU/hour would be required to meet an emission limit of 1,800 lbs CO2/MWh-gross, and sources with a heat input of less than or equal to 2,000 MMBTU/hour would be required to meet an emission limit of 2,000 lbs CO2/MWh-gross.

The final Clean Power Plan rule changed significantly in structure from the June 2014 proposed rule. Changes include delaying the first compliance date by two years from 2020 to 2022; adopting a new approach to calculating the emission targets which resulted in different state goals than those originally proposed; adding a reliability safety valve; and proposing rewards for early reductions. The rule establishes two numeric “emission standards” - one for “fossil-steam” units (coal- and oil-fired units) and one for natural gas-fired units (combined cycle only). The emission standards are based on emission reduction opportunities that EPA deemed achievable using technical assumptions for three “building blocks:” efficiency improvements at coal-fired EGUs, displacement of affected EGUs with renewable energy, and displacement of coal-fired generation with natural gas-fired generation. The final standards are 1,305 lb/MWH for fossil-steam units and 771 lb/MWH for gas units, both of which phase in over the period 2022-2030. To facilitate implementation, EPA converted the emission standards into state goals. Each state’s goal reflects the average state-wide emission rate that all of the state’s affected EGUs would meet in the aggregate if each one achieved the emission standards alone based upon a weighted average of each state’s unique mix of affected units.

Under the final rule, states are required to make initial plan submissions to EPA by September 6, 2016. EPA will grant up to a two-year extension provided that the initial plan meets certain specified criteria for progress and consultation. States receiving an extension must submit an update to EPA in 2017. All final state plans are due by 2018. State plans can be based on either an emission standards (rate or mass) approach or a state measures approach. Under an emission standards approach, federally enforceable emission limits are placed directly on affected units in the state. A state measures approach must meet equivalent rates statewide, but may include some elements, such as renewable energy or energy efficiency requirements, that are not federally enforceable. Plans using state measures may only be used with mass-based goals and must include “backstop” federally enforceable standards for EGUs that will become effective if the state measures fail to achieve the expected level of emission reductions.

The Clean Power Plan also proposes a Clean Energy Incentive Program designed to award credits for early development of certain renewable energy and energy efficiency programs that displace fossil generation in 2020 and 2021 prior to the compliance obligation taking effect in 2022. In addition, the Clean Power Plan contains a reliability safety valve for individual power plants. The reliability safety valve allows for a 90-day relief from CO2 emissions limits if generating units need to continue to operate and release excess emissions during emergencies that could compromise electric system reliability.

As discussed above, EPA issued a proposed Federal Plan in association with the Clean Power Plan. Under Section 111(d), EPA is authorized to issue a federal plan for states that do not submit an approvable state plan. EPA indicates that states may voluntarily adopt the Federal Plan in whole or in part as its state plan. EPA explains in its communications that the proposed Federal Plan will be released in advance of the deadline for submission of state plans to provide regulatory certainty to states that fail to submit approvable plan. The proposed Federal Plan will apply emission reduction obligations directly on affected EGUs. The plan presents two approaches: a rate-based emissions trading program and a mass-based emissions trading program. EPA indicates that it will choose only one of these approaches in the final Federal Plan. However, the proposed rule will offer both approaches for states to use as models in their own plans. EPA intends to finalize both the rate-based and mass-based model trading rules in summer 2016.

PNM is currently reviewing the new carbon emission reductions standards set forth for EGUs in EPA’s August 3, 2015 regulatory actions. The Clean Power Plan was published on October 23, 2015. Multiple states, utilities, and trade groups subsequently filed petitions for review and motions to stay in the D.C. Circuit. These actions will impact PNM’s existing and future fossil-fueled EGUs. Impacts could involve investments in additional renewables and energy efficiency programs, efficiency improvements, and/or control technologies at the fossil-fueled EGUs. Under an emissions rate or mass based trading program, PNM may be required to purchase credits or allowances to comply with New Mexico’s final state plan. There are limited efficiency enhancement measures that may be available to a subset of the existing EGUs; however, such measures would provide only marginal GHG improvements. The only emission control technology for coal and gas-fired power plants available for GHG reduction is carbon capture and sequestration, which is not yet a commercially demonstrated technology. Additional GHG control technologies for existing EGUs may become viable in the future. The costs of purchasing carbon credits or allowances, making improvements, or installing new technology could impact the economic viability of some plants. PNM estimates that implementation of the RSIP for BART at SJGS, which requires the installation of SNCRs on Units 1 and 4 by early 2016 and the retirement of SJGS Units 2 and 3 by the end of 2017, should provide a significant step for New Mexico to meet its ultimate compliance with Section 111(d). PNM is unable to predict the impact of this rule on its fossil-fueled generation.

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

PNM has assessed, and continues to assess, the impacts of climate change legislation or regulation on its business.  This assessment is ongoing and future changes arising out of the legislative or regulatory process could impact the assessment significantly.  PNM’s assessment includes assumptions regarding the specific GHG limits, the timing of implementation of these limits, the possibility of a cap-and-trade or tax program including the associated costs and the availability of offsets, the development of technologies for renewable energy and to reduce emissions, and provisions for cost containment. Moreover, the assessment assumes various market reactions such as the price of coal and gas and regional plant economics.  These assumptions, at best, are preliminary and speculative. However, based upon these assumptions, the enactment of climate change legislation could, among other things, result in significant compliance costs, including large capital expenditures by PNM, and could jeopardize the economic viability of certain generating facilities. See Note 11.  In turn, these consequences could lead to increased costs to customers and affect results of operations, cash flows, and financial condition if the incurred costs are not fully recovered through regulated rates. Higher rates could also contribute to reduced usage of electricity.  PNM’s assessment process is ongoing, but too preliminary and speculative at this time for the meaningful prediction of financial impact.
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

International Accords

The United Nations Framework Convention on Climate Change (“UNFCCC”) is an international environmental treaty that was negotiated at the 1992 United Nations Conference on Environment and Development (informally known as the Earth Summit) and entered into force in March 1994. The objective of the treaty is to “stabilize greenhouse gas concentrations in the atmosphere at a level that would prevent dangerous anthropogenic interference with the climate system.”  Parties, including the United States, have been meeting annually in Conferences of the Parties (“COP”) to assess progress in meeting the objectives of the UNFCCC.  This assessment process led to the negotiation of the Kyoto Protocol in the mid-1990s.  The Protocol, which was agreed to in 1997 and established legally binding obligations for developed countries to reduce their GHG emissions, was never ratified by the United States.  PNM monitors the proceedings of the UNFCCC, including the annual COP meetings, to determine potential impacts to its business activities.  At the COP meeting in 2011, participating nations, including the United States, agreed that in 2015, they would sign an international agreement involving commitment by all nations to begin reducing carbon emissions by 2020.  The new agreement, being negotiated by the Ad Hoc Group on the Durban Platform for Enhanced Action, would supplant the Kyoto Protocol.  In November 2014, President Obama announced the United States’ commitment to reduce greenhouse gas emissions by 26%-28% from 2005 levels by the year 2025, which would put the United States on a path to achieve economy-wide reductions of around 80% by 2050.  As part of the process for developing the new global climate agreement, the United States formally submitted its Intended Nationally Determined Contribution (“INDC”) to the UNFCCC Secretariat on March 31, 2015, which reflected no change from the November 2014 announcement.  To date, INDCs have been submitted by nearly 150 nations, including the United States and the European Union.  PNM will continue to monitor the United States participation in international accords.  However, the Obama administration’s GHG emissions reduction target for the electric utility industry will be based on EPA’s final GHG regulations for new, existing, and modified and reconstructed sources, and PNM believes that implementation of the RSIP for BART at SJGS should provide a significant step towards compliance with the requirements.

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
NERC initiated an informal development process to address directives in Order 729 to modify certain aspects of the MOD standards, including MOD-001 and MOD-029. The modifications to this standard would retire MOD-029 and require each transmission operator to determine and develop methodology for TTC values for MOD-001.
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
In July 2011, FERC issued Order 1000 adopting new requirements for transmission planning, cost allocation, and development for significant transmission planning related changes. In response, PNM and WestConnect (an organization of utility companies providing transmission of electricity in the western region that includes PNM) participants filed modified versions to their transmission tariff’s Attachment K (Transmission Planning Process). In March 2013, FERC issued its order regarding PNM’s and six other WestConnect FERC jurisdictional utilities’ compliance filings partially accepting many aspects of the filings. A major change directed by FERC is the requirement that the cost allocations be binding on identified beneficiaries and that a process be created that will result in a qualified developer being selected. On September 20, 2013, PNM and the other WestConnect FERC jurisdictional entities submitted their revised regional compliance filings to address and comply with the March 2013 FERC order.

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

Other Matters

As discussed under Employees in Item 1. of the 2014 Annual Reports on Form 10-K, at December 31, 2014, PNM had 593 employees in its power plant and operations areas that were covered by a collective bargaining agreement with the IBEW Local 611 that was entered into in July 2012 and was to expire as of May 1, 2015. Negotiations for a new agreement with the

IBEW began in January 2015 and the parties agreed to extend the collective bargaining agreement should an agreement not be reached by May 1, 2015.  The agreement continued in effect during negotiations unless either the union or PNM gave a thirty days' written notice of termination. On July 22, 2015, PNM gave notice of termination, effective August 24, 2015. PNM and the union continue to negotiate a new agreement. While the Company is optimistic that an agreement will be reached, PNM cannot, at this time, predict the outcome of the negotiations.  PNM is currently working on contingency planning for certain scenarios that may occur as a result of negotiations and contract termination. The wages and benefits for all PNM employees who are members of the IBEW are typically included in the rates charged to electric customers, subject to approval of the NMPRC.

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

As of September 30, 2015, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s 2014 Annual Reports on Forms 10-K. The policies disclosed included unbilled revenues, regulatory accounting, impairments, decommissioning and reclamation costs, derivatives, pension and other postretirement benefits, accounting for contingencies, income taxes, and market risk.

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

Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM, and TNMP caution readers not to place undue reliance on these statements. PNMR’s, PNM’s, and TNMP’s business, financial condition, cash flows, and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors include:

•
The ability of PNM and TNMP to recover costs and earn allowed returns in regulated jurisdictions, including the impact of federal or state regulatory and judicial action with regard to the proposed early retirement of SJGS Units 2 and 3

•
Uncertainty regarding obtaining required regulatory approvals, and the timing of such approvals, for the final restructuring, coal supply, and related agreements for SJGS, which are necessary for operational and future environmental compliance matters, in order for the agreements to become effective, as well as the closing of the sale of SJCC

•
Uncertainty surrounding the status of PNM’s participation in jointly-owned generation projects resulting from the scheduled expiration of the operational agreements for SJGS and Four Corners, as well as the currently effective coal supply agreement for SJGS

•
The impacts on the electricity usage of customers and consumers due to performance of state, regional, and national economies, mandatory energy efficiency measures, weather, seasonality, alternative sources of power, and other changes in supply and demand, including the failure to maintain or replace customer contracts on favorable terms

•
State and federal regulation or legislation relating to environmental matters, including the RSIP for SJGS’s compliance with the CAA, the resultant costs of compliance, and other impacts on the operations and economic viability of PNM’s generating plants

•	The ability of the Company to successfully forecast and manage its operating and capital expenditures

•	The risks associated with completion of generation, transmission, distribution, and other projects

•
Physical and operational risks related to climate change and potential financial risks resulting from climate change litigation and legislative and regulatory efforts to limit GHG, including the federal Clean Power Plan

•
Uncertainty regarding the requirements and related costs of decommissioning power plants and reclamation of coal mines supplying certain power plants, as well as the ability to recover those costs from customers

•
The performance of generating units, transmission systems, and distribution systems, which could be negatively affected by operational issues, fuel quality, unplanned outages, extreme weather conditions, terrorism, cybersecurity breaches, and other catastrophic events

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

•	Changes in technology, particularly with respect to new and alternative sources of energy, advanced grid technology, and cybersecurity

•	State and federal regulatory, legislative, and judicial decisions and actions on ratemaking, tax, and other matters

•	Regulatory, financial, and operational risks inherent in the operation of nuclear facilities, including spent fuel disposal uncertainties

•	Adverse outcomes of legal or regulatory proceedings, including the extent of insurance coverage

•	The Company’s ability to access the financial markets, including disruptions in the credit markets, actions by ratings agencies, and fluctuations in interest rates

•	The potential unavailability of cash from PNMR’s subsidiaries due to regulatory, statutory, or contractual restrictions

•	The risk that FERC rulemakings may negatively impact the operation of PNM’s transmission system

•	The impacts of decreases in the values of marketable equity securities maintained to provide for decommissioning, reclamation, pension benefits, and other postretirement benefits

•	Counterparty credit and performance risk and the effectiveness of risk management

•	Changes in applicable accounting principles or policies

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

WEBSITES
The PNMR website, www.pnmresources.com, is an important source of Company information. New or updated information for public access is routinely posted.  PNMR encourages analysts, investors, and other interested parties to register on the website to automatically receive Company information by e-mail. This information includes news releases, notices of webcasts, and filings with the SEC. Participants will not receive information that was not requested and can unsubscribe at any time.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages the scope of its various forms of risk through a comprehensive set of policies and procedures with oversight by senior level management through the RMC. The Board’s Finance Committee sets the risk limit parameters. The RMC has oversight over the risk control organization. The RMC is assigned responsibility for establishing and enforcing the policies, procedures, and limits and evaluating the risks inherent in proposed transactions on an enterprise-wide basis. The RMC’s responsibilities include:

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
Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 7, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2015 and the year ended December 31, 2014, the Company had no commodity derivative instruments designated as cash flow hedging instruments.
Commodity contracts, other than those that do not meet the definition of a derivative under GAAP, and those derivatives designated as normal purchases and normal sales, are recorded at fair value on the Condensed Consolidated Balance Sheets. The following table details the changes in PNMR’s net asset or liability balance sheet position for mark-to-market energy transactions.

	Nine Months Ended
	September 30,
	2015	2014
Economic Hedges	(In thousands)
Sources of fair value gain (loss):
Net fair value at beginning of period	$9,546	$3,273
Amount realized on contracts delivered during period	(8,379)	2,005
Changes in fair value	7,127	(1,938)
Net mark-to-market change recorded in earnings	(1,252)	67
Net change recorded as regulatory assets and liabilities	235	(166)
Net fair value at end of period	$8,529	$3,174
The following table provides the maturity of PNMR's net assets (liabilities), giving an indication of when these mark-to-market amounts will settle and generate (use) cash.

Fair Value of Mark-to-Market Instruments at September 30, 2015

	Settlement Dates
	2015	2016	2017
	(In thousands)
Economic hedges
Prices actively quoted	$—	$—	$—
Prices provided by other external sources	3,297	2,604	2,628
Prices based on models and other valuations	—	—	—
Total	$3,297	$2,604	$2,628

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
PNM measures VaR for the positions in its wholesale portfolio (not covered by the FPPAC). For the nine months ended September 30, 2015, the high, low, and average VaR amounts were $2.6 million, $0.9 million, and $1.5 million. For the year ended December 31, 2014, the high, low, and average VaR amounts were $2.1 million, $0.6 million, and $0.9 million. At September 30, 2015 and December 31, 2014, the VaR amounts for the PNM wholesale portfolio were $1.1 million and $1.3 million.
The VaR limits, which were not exceeded during the nine months ended September 30, 2015 or the year ended December 31, 2014, represent an estimate of the potential gains or losses that could be recognized on the Company’s portfolios, subject to market risk, given current volatility in the market, and are not necessarily indicative of actual results that may occur, since actual future gains and losses will differ from those estimated. Actual gains and losses may differ due to actual fluctuations in market prices, operating exposures, and the timing thereof, as well as changes to the underlying portfolios during the year.

Credit Risk

The Company is exposed to credit risk from its retail and wholesale customers, as well as the counterparties to derivative instruments. The Company conducts counterparty risk analysis across business segments and uses a credit management process to assess the financial conditions of counterparties. The following table provides information related to PNMR’s credit exposure by the credit worthiness (credit rating) and concentration of credit risk for counterparties to derivative transactions. All credit exposures at September 30, 2015 will mature in less than two years, except for $0.7 million, which will mature in the fourth quarter of 2017.

Schedule of Credit Risk Exposure
September 30, 2015

Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$3,515	1	$2,916
Non-investment grade	—	—	—
Internal ratings:
Investment grade	6,520	1	5,729
Non-investment grade	9	—	—
Total	$10,044		$8,645

(1)
The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)
The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than firm-requirements wholesale customers), forward sales, and short-term sales. The exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At September 30, 2015, PNMR held $0.1 million of cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of September 30, 2015 was $5.7 million.

The PVNGS lessor notes are not exposed to credit risk, since the notes are repaid as PNM makes payments on the underlying leases. Other investments have no significant counterparty credit risk.

Interest Rate Risk

The majority of the Company’s long-term debt is fixed-rate debt and does not expose earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of PNMR’s consolidated long-term debt instruments would increase by 2.1%, or $47.6 million, if interest rates were to decline by 50 basis points from their levels at September 30, 2015. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity. At October 23, 2015, PNMR, PNM, and TNMP had short-term debt outstanding of none, none, and $20.0 million under their revolving credit facilities, which allow for a maximum aggregate borrowing capacity of $300.0 million for PNMR, $400.0 million for PNM, and $75.0 million for TNMP. PNM had no borrowings outstanding under its $50.0 million PNM New Mexico Credit Facility at October 23, 2015. The revolving credit facilities, the PNM New Mexico Credit Facility, the $125.0 million PNM Multi-draw Term Loan, the $100.0 million PNMR Term Loan Agreement, and the PNMR 2015 Term Loan Agreement bear interest at variable rates, which averaged 1.19% for the TNMP Revolving Credit Facility, 0.78% for the PNM Multi-draw Term Loan, 1.05% for the PNMR Term Loan Agreement, and 1.20% for the PNMR 2015 Term Loan Agreement on October 23, 2015, and the Company is exposed to interest rate risk to the extent of future increases in variable interest rates.

The investments held by PNM in trusts for decommissioning and reclamation had an estimated fair value of $242.8 million at September 30, 2015, of which 45.8% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 50 basis points from their levels at September 30, 2015, the decrease in the fair value of the fixed-rate securities would be 3.4%, or $3.8 million.

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

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation include certain equity securities at September 30, 2015. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 42.4% of the securities held by various trusts as of September 30, 2015. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $10.3 million.

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

Changes in internal controls

There have been no changes in each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Notes 11 and 12 for information related to the following matters, for PNMR, PNM, and TNMP, incorporated in this item by reference.
Note 11

•	The Clean Air Act – Regional Haze – SJGS

•	The Clean Air Act – Regional Haze – Four Corners

•	The Clean Air Act – Citizen Suit Under the Clean Air Act

•	The Clean Air Act – Four Corners Clean Air Act Lawsuit

•	Four Corners Coal Mine

•	WEG v. OSM NEPA Lawsuit

•	Navajo Nation Environmental Issues

•	Santa Fe Generating Station

•	Continuous Highwall Mining Royalty Rate

•	Four Corners Severance Tax Assessment

•	PVNGS Water Supply Litigation

•	San Juan River Adjudication

•	Rights-of-Way Matter

•	Complaint Against Southwestern Public Service Company

•	Navajo Nation Allottee Matters
Note 12

•	PNM – New Mexico General Rate Case

•	PNM – Proceeding Regarding Definition of Future Test Year

•	PNM – Renewable Portfolio Standard

•	PNM – Renewable Energy Rider

•	PNM – Energy Efficiency and Load Management

•	PNM – Integrated Resource Plan

•	PNM – San Juan Generating Station Units 2 and 3 Retirement

•	PNM – Application for Certificate of Convenience and Necessity

•	PNM – Formula Transmission Rate Case

•	PNM – Firm-Requirements Wholesale Customers - Navopache Electric Cooperative, Inc.

•	TNMP – Advanced Meter System Deployment

•	TNMP – Energy Efficiency

•	TNMP – Transmission Cost of Service Rates

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

ITEM 6. EXHIBITS

3.1	PNMR	Articles of Incorporation of PNMR, as amended to date (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed November 21, 2008)

3.2	PNM	Restated Articles of Incorporation of PNM, as amended through May 31, 2002 (incorporated by reference to Exhibit 3.1.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

3.3	TNMP	Articles of Incorporation of TNMP, as amended through July 7, 2005 (incorporated by reference to Exhibit 3.1.2 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

3.4	PNMR	Bylaws of PNMR, with all amendments to and including February 26, 2015 (incorporated by reference to Exhibit 3.4 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2014)

3.5	PNM	Bylaws of PNM, with all amendments to and including May 31, 2002 (incorporated by reference to Exhibit 3.1.2 to PNM’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002)

3.6	TNMP	Bylaws of TNMP, with all amendments to and including June 18, 2013 (incorporated by reference to Exhibit 3.6 to TNMP’s Current Report on Form 8-K filed June 20, 2013)

10.1	PNM	Coal Supply Agreement dated July 1, 2015 between Westmoreland Coal Company and PNM

10.2	PNM	Underground Coal Sales Agreement Termination and Mutual Release Agreement dated July 1, 2015 among San Juan Coal Company, BHP Billiton New Mexico Coal, Inc., PNM, and Tucson Electric Coal Company

10.3	PNM
San Juan Project Restructuring Agreement executed as of July 31, 2015 among PNM, Tucson Electric Coal Company, The City of Farmington, New Mexico, M-S-R Public Power Agency, The Incorporated County of Los Alamos, New Mexico, Southern California Public Power Authority, City of Anaheim, Utah Associated Municipal Power Systems, Tri-State Generation and Transmission Association, Inc., and PNMR Development and Management Corporation

10.4	PNM
Restructuring Amendment Amending and Restating the Amended and Restated San Juan Project Participation Agreement made as of July 31, 2015 among PNM, Tucson Electric Power Company, The City of Farmington, New Mexico, M-S-R Public Power Agency, The Incorporated County of Los Alamos, New Mexico, Southern California Public Power Authority, City of Anaheim, Utah Associated Municipal Power Systems, Tri-State Generation and Transmission Association, Inc., and PNMR Development and Management Corporation

10.5	PNM
Exit Date Amendment Amending and Restating the Amended and Restated San Juan Project Participation Agreement made as of July 31, 2015 among PNM, Tucson Electric Power Company, The City of Farmington, New Mexico, The Incorporated County of Los Alamos, New Mexico, Utah Associated Municipal Power Systems, and PNMR Development and Management Corporation

10.6	PNMR	Fourth Amendment to Credit Agreement dated September 9, 2015 among PNMR, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent

10.7	PNMR	First Amendment to Term Loan Agreement dated September 9, 2015 among PNMR, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent

12.1	PNMR	Ratio of Earnings to Fixed Charges

12.2	PNM	Ratio of Earnings to Fixed Charges

12.3	TNMP	Ratio of Earnings to Fixed Charges

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNM	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	TNMP	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	PNMR, PNM, and TNMP	XBRL Instance Document

101.SCH	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Schema Document

101.CAL	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	October 30, 2015	/s/ Joseph D. Tarry
Joseph D. Tarry
Vice President and Corporate Controller
(Officer duly authorized to sign this report)