Form 10-K
period 2015-12-31
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2016-02-29
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015

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
As of February 19, 2016, shares of common stock outstanding were:

PNMR	79,653,624
PNM	39,117,799
TNMP	6,358
On June 30, 2015, the aggregate market value of the voting common stock held by non-affiliates of PNMR as computed by reference to the New York Stock Exchange composite transaction closing price of $24.60 per share reported by The Wall Street Journal, was $1,959,479,150. PNM and TNMP have no common stock held by non-affiliates.
PNM AND TNMP MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I) (1) (a) AND (b) OF FORM 10-K AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (I) (2).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference into Part III of this report:
Proxy Statement to be filed by PNMR with the SEC pursuant to Regulation 14A relating to the annual meeting of stockholders of PNMR to be held on May 17, 2016.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
ABO	Accumulated Benefit Obligation
Afton	Afton Generating Station
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AMS	Advanced Meter System
Anaheim	City of Anaheim, California
AOCI	Accumulated Other Comprehensive Income
APBO	Accumulated Postretirement Benefit Obligation
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
BACT	Best Available Control Technology
BART	Best Available Retrofit Technology
BDT	Balanced Draft Technology
BHP	BHP Billiton, Ltd
Board	Board of Directors of PNMR
BTMU	The Bank of Tokyo-Mitsubishi UFJ, Ltd.
BTMU Term Loan Agreement	NM Capital’s $125.0 Million Unsecured Term Loan
BTU	British Thermal Unit
CAA	Clean Air Act
CCB	Coal Combustion Byproducts
CCN	Certificate of Convenience and Necessity
CO2	Carbon Dioxide
COFA	Capacity Option and Funding Agreement
CSA	Coal Supply Agreement
CTC	Competition Transition Charge
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
Delta	Delta-Person Generating Station, now known as Rio Bravo
DOE	United States Department of Energy
DOI	United States Department of Interior
EGU	Electric Generating Unit
EIB	New Mexico Environmental Improvement Board
EIP	Eastern Interconnection Project
EIS	Environmental Impact Study
EPA	United States Environmental Protection Agency
EPE	El Paso Electric Company
EPNG	El Paso Natural Gas Company, L.L.C.
ERCOT	Electric Reliability Council of Texas
ESA	Endangered Species Act
Exchange Act	Securities Exchange Act of 1934
Farmington	The City of Farmington, New Mexico
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
First Choice	FCP Enterprises, Inc. and Subsidiaries
Four Corners	Four Corners Power Plant
FPL	FPL Energy New Mexico Wind, LLC

FPPAC	Fuel and Purchased Power Adjustment Clause
FTY	Future Test Year
GAAP	Generally Accepted Accounting Principles in the United States of America
Gallup	City of Gallup, New Mexico
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
IBEW	International Brotherhood of Electrical Workers
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ISFSI	Independent Spent Fuel Storage Installation
KW	Kilowatt
KWh	Kilowatt Hour
La Luz	La Luz Generating Station
LIBOR	London Interbank Offered Rate
Lightning Dock Geothermal	Lightning Dock geothermal power facility, also known as the Dale Burgett Geothermal Plant
Lordsburg	Lordsburg Generating Station
Los Alamos	The Incorporated County of Los Alamos, New Mexico
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBTU	Million BTUs
Moody’s	Moody’s Investor Services, Inc.
MSR	M-S-R Public Power Agency
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, Navajo Nation Safe Drinking Water Act, and Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
NEC	Navopache Electric Cooperative, Inc.
NEE	New Energy Economy
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
New Mexico Wind	New Mexico Wind Energy Center
NM Capital	NM Capital Utility Corporation, an unregulated wholly-owned subsidiary of PNMR
NMAG	New Mexico Attorney General
NMED	New Mexico Environment Department
NMIEC	New Mexico Industrial Energy Consumers Inc.
NMPRC	New Mexico Public Regulation Commission
NMSC	New Mexico Supreme Court
NOx	Nitrogen Oxides
NOPR	Notice of Proposed Rulemaking
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
OCI	Other Comprehensive Income
OPEB	Other Post Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
PBO	Projected Benefit Obligation
PCRBs	Pollution Control Revenue Bonds

v

PNM	Public Service Company of New Mexico and Subsidiaries
PNM 2013 Term Loan Agreement	PNM’s $75.0 Million Unsecured Term Loan
PNM 2014 Term Loan Agreement	PNM’s $175.0 Million Unsecured Term Loan
PNM Multi-draw Term Loan	PNM’s $125.0 Million Unsecured Multi-draw Term Loan Facility
PNM New Mexico Credit Facility	PNM’s $50.0 Million Unsecured Revolving Credit Facility
PNM Revolving Credit Facility	PNM’s $400.0 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR 2015 Term Loan Agreement	PNMR’s $150.0 Million Three-Year Unsecured Term Loan
PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of PNMR
PNMR Revolving Credit Facility	PNMR’s $300.0 Million Unsecured Revolving Credit Facility
PNMR Term Loan Agreement	PNMR’s $150.0 Million One-Year Unsecured Term Loan
PPA	Power Purchase Agreement
PSA	Power Sales Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
RA	San Juan Project Restructuring Agreement
RCRA	Resource Conservation and Recovery Act
RCT	Reasonable Cost Threshold
REA	New Mexico’s Renewable Energy Act of 2004
REC	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
Rio Bravo	Rio Bravo Generating Station, formerly known as Delta
RMC	Risk Management Committee
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
RSIP	Revised State Implementation Plan
S&P	Standard and Poor’s Ratings Services
SCE	Southern California Edison Company
SCPPA	Southern California Public Power Authority
SCR	Selective Catalytic Reduction
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SJPPA	San Juan Project Participation Agreement
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
SPS	Southwestern Public Service Company
SRP	Salt River Project
TCEQ	Texas Commission on Environmental Quality

TECA	Texas Electric Choice Act
Tenth Circuit	United States Court of Appeals for the Tenth Circuit
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2011 Term Loan Agreement	TNMP’s $50.0 Million Secured Term Loan
TNMP 2013 Bond Purchase Agreement	TNMP’s $80.0 Million First Mortgage Bonds
TNMP 2015 Bond Purchase Agreement	TNMP’s $60.0 Million First Mortgage Bonds
TNMP Revolving Credit Facility	TNMP’s $75.0 Million Secured Revolving Credit Facility
TNP	TNP Enterprises, Inc. and Subsidiaries
Tri-State	Tri-State Generation and Transmission Association, Inc.
Tucson	Tucson Electric Power Company
UAMPS	Utah Associated Municipal Power Systems
UG-CSA	Underground Coal Sales Agreement
USSC	United States Supreme Court
Valencia	Valencia Energy Facility
VaR	Value at Risk
VIE	Variable Interest Entity
WACC	Weighted Average Cost of Capital
WEG	WildEarth Guardians
Westmoreland	Westmoreland Coal Company
WSPP	Western Systems Power Pool

PART I

ITEM 1.	BUSINESS

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

PNMR’s success in accomplishing these strategic goals is highly dependent on continued favorable regulatory treatment for its regulated utilities. Both PNM and TNMP seek cost recovery for their investments through general rate cases and various rate riders. PNM has a general rate case, filed in August 2015, pending before the NMPRC. Additional information about rate filings is provided in Operations and Regulation below and in Note 17.

PNMR’s common stock trades on the New York Stock Exchange under the symbol PNM. PNMR was incorporated in the State of New Mexico in 2000.

Other Information

These filings for PNMR, PNM, and TNMP include disclosures for each entity. For discussion purposes, this report uses the term “Company” when discussing matters of common applicability to PNMR, PNM, and TNMP. Discussions regarding only PNMR, PNM, or TNMP are so indicated. A reference to “MD&A” in this report refers to Part II, Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations. A reference to a “Note” refers to the accompanying Notes to Consolidated Financial Statements.

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

In addition to the corporate websites, PNM established a website, www.PowerforProgress.com, dedicated to showing how PNM balances delivering reliable power at affordable prices and protecting the environment. This website is designed to be a resource for the facts about PNM’s operations and support efforts, including plans for building a sustainable energy future for New Mexico. The contents of these websites are not a part of this Form 10-K. The SEC filings of PNMR, PNM, and TNMP, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are accessible free of charge on the PNMR website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. These reports are also available in print upon request from PNMR free of charge.

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

Other services provided by PNM include transmission services to third parties as well as the generation and sale of electricity into the wholesale market, which services are regulated by FERC. PNM owns or leases transmission lines, interconnected with other utilities in New Mexico, Texas, Arizona, Colorado, and Utah. The largest retail electric customer served by PNM accounted for 3.2% of its revenues for the year ended December 31, 2015. PNM was incorporated in the State of New Mexico in 1917.

NMPRC Regulated Retail Rate Proceedings

Customer rates for retail electric service are set by the NMPRC. PNM filed a general rate case with the NMPRC in December 2014. PNM’s application proposed a revenue increase of $107.4 million, effective January 1, 2016, based on a calendar 2016 future test year (“FTY”). On May 13, 2015, the NMPRC voted to dismiss PNM’s application as being incomplete, primarily due to procedural defects. On August 27, 2015, PNM filed a new application with the NMPRC for a general increase in retail electric rates. The application proposes a revenue increase of $123.5 million, including base fuel revenues. The primary drivers of PNM’s identified revenue deficiency are infrastructure investments and declines in forecasted energy sales as a result of PNM’s successful energy efficiency programs and other economic factors. The new application includes several proposed changes to rate design to establish fair and equitable pricing across rate classes and to better align cost recovery with cost causation. New rates are expected to become effective in the third quarter of 2016. See Note 17 for additional information concerning this filing.

PNM filed an application in January 2012 for a rate rider to collect costs for renewable energy procurements incurred after December 31, 2010 that are not otherwise being collected in rates. The rider will terminate upon a final order in PNM’s next general rate case unless that order authorizes a continuation of the rider, which PNM requested in its current rate filing. As a separate component of the rider, if PNM’s earned return on jurisdictional equity in a calendar year, adjusted for weather and other items not representative of normal operation, exceeded 10.5%, PNM would refund the excess to customers during May through December of the following year. PNM’s earned return on jurisdictional equity did not exceed 10.5% in 2013, 2014, or 2015.

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
In December 2012, PNM filed a notice with FERC to increase its wholesale electric transmission rates for all of its transmission customers. The filing represents a formula-based rate as contemplated by the approved settlement in the case described above. On March 20, 2015, PNM along with five other parties entered into a settlement agreement, which was filed at FERC.

No party has filed in opposition of the settlement. The settlement reflects a ROE of 10% and results in an annual increase of $1.3 million above the rates approved in the previous rate case. The FERC ALJ authorized the interim implementation of settled rates beginning on April 1, 2015, subject to refund. There is no required time frame for FERC to act upon a settlement. PNM is unable to predict the outcome of this proceeding.

PNM has entered into firm-requirements wholesale contracts to provide electricity to various customers. These contracts contain both capacity charges and energy charges. Capacity charges are monthly payments for a commitment of resources to service the contract requirements. Energy charges are payments based on the amount of electricity delivered to the customer and are intended to compensate for the variable costs incurred to provide the energy. The average billing demands for PNM’s firm-requirements wholesale customers aggregated approximately 62 MW in 2015. No firm-requirements customer of PNM accounted for more than 2.5% of PNM’s revenues for the year ended December 31, 2015.

In September 2011, PNM filed with FERC to increase rates for electric service and ancillary services provided to NEC, PNM’s largest firm-requirements wholesale customer. The parties agreed to a settlement providing for an increase in rates of $5.3 million and an extension of the contract for 10 years through December 31, 2035. FERC approved the settlement in April 2013. On April 8, 2015, NEC filed a petition for a declaratory order requesting that FERC find that NEC can purchase an unlimited amount of power and energy from third-party supplier(s) under the PSA. PNM intervened, requesting that FERC deny NEC’s petition. On October 29, 2015, PNM and NEC entered into and filed with FERC a settlement agreement that includes amendments to the PSA and related contracts, subject to FERC approval. Under the agreement, PNM would serve all of NEC’s load in 2016 at reduced demand and energy rates from those under the PSA. The PSA would terminate on December 31, 2016. In 2017, PNM would continue to serve 10 MW of NEC’s load under a short-term coordination tariff at a rate lower than provided under the PSA, but higher than prices currently available under short-term market rates. FERC approved the settlement on January 21, 2016. PNM anticipates that, in future general rate cases, assets and costs previously assigned to serve NEC will be reassigned, primarily to retail customers. In 2015 and 2014, monthly billing demand for power supplied to NEC averaged approximately 54 MW and 55 MW and revenues were $27.1 million and $28.4 million under the PSA.

PNM provided both energy and power services to Gallup, which was its second largest firm-requirements wholesale customer, under an electric service agreement that expired on June 30, 2014. PNM also provides electricity at wholesale to the City of Aztec, New Mexico under a contract that will expire on June 30, 2016. PNM’s recently filed general rate case discussed above includes a reallocation of costs among regulatory jurisdictions reflecting the termination of these contracts. See Results of Operations in MD&A and Note 17.  In 2014, PNM entered into a contract with the Jicarilla Apache Nation to provide electricity at wholesale through May 8, 2019, although the customer has the option to terminate the contract upon appropriate notice.

PNM’s current authorization under FERC regulation requires that revenue requirements for sales of electricity at wholesale are to be based on PNM’s costs of providing such service. In August 2014, PNM filed an application with FERC to allow PNM to enter into arrangements to sell electricity at wholesale prices within PNM’s balancing authority area using rates that are based on market conditions. In October 2015, FERC denied PNM’s request.

Operational Information

Weather-normalized retail electric KWh sales decreased by 1.4% in 2015 and 1.7% in 2014. The system peak demands for retail and firm-requirements customers were as follows:

System Peak Demands

	2015	2014	2013
	(Megawatts)
Summer	1,889	1,878	2,008
Winter	1,433	1,471	1,576

PNM holds long-term, non-exclusive franchise agreements for its electric retail operations, with varying expiration dates. These franchise agreements allow the utility to access public rights-of-way for placement of its electric facilities. Franchise agreements have expired in some areas PNM serves, including Albuquerque, Rio Rancho, and Santa Fe. Because PNM remains obligated under New Mexico state law to provide service to customers in these areas, the expirations should not have a material adverse impact. The Albuquerque, Rio Rancho, and Santa Fe metropolitan areas accounted for 49.8%, 10.7%, and 9.9% of PNM’s 2015 revenues and no other franchise area represents more than 5%. Although PNM is not required to collect or pay franchise fees in some areas it serves, the utility continues to collect and pay such fees in certain parts of its service territory, including Albuquerque, Rio Rancho, and Santa Fe.

As discussed in Note 16, the County Commission of Bernalillo County, New Mexico passed an ordinance on January 28, 2014 that would require PNM and other utilities to enter into a use agreement and pay a yet-to-be-determined fee as a condition for installing, maintaining, and operating facilities on county rights-of-way. PNM and other utilities have filed complaints in federal and state courts challenging the validity of the ordinance. If the challenge to the ordinance is unsuccessful, PNM believes any fees paid pursuant to the ordinance would be considered franchise fees and would be recoverable from customers. PNM is unable to predict the outcome of this matter.

PNM owns 3,199 circuit miles of electric transmission lines that interconnect with other utilities in New Mexico, Arizona, Colorado, Texas, and Utah. There has been little development of new transmission facilities in recent years. Therefore, PNM’s transmission system is fully committed during peak hours for delivery of existing resources, with very little to no additional access available on a firm commitment basis. These factors result in physical constraints on the system and limit the ability to bring power into PNM’s service area from outside of New Mexico.

PNM also generates and sells electricity into the wholesale market. Because PNM’s 134 MW share of Unit 3 at PVNGS currently is excluded from retail rates, that unit’s power is being sold in the wholesale market and shareholders realize any earnings or losses. PNM has contracted to sell all of PVNGS Unit 3 output through 2017 at market price plus a premium.  Through hedging arrangements that are accounted for as economic hedges, PNM has established fixed rates for substantially all of these sales in 2016. In December 2015, the NMPRC approved PNM’s request to include PVNGS Unit 3 as a jurisdictional resource to serve New Mexico retail customers beginning in 2018 as part of the revised plan to comply with the regional haze requirements of the CAA. See Note 16. In addition to the PVNGS contracts, PNM also engages in activities to optimize its existing jurisdictional assets and long-term power agreements through spot market, hour-ahead, day-ahead, week-ahead, and other sales of any excess generation not required to fulfill retail load and contractual commitments. Through PNM’s FPPAC, 90% of the margins from these optimization sales are credited to retail customers through December 31, 2016, after which date 100% of the margins will be credited to customers.

Use of Future Test Year

Under New Mexico law, the NMPRC must set rates using the test period, including a FTY, that best reflects the conditions the utility will experience when new rates are anticipated to go into effect. In November 2015, the NMPRC clarified that FTY could begin up to 13 months after the filing of a rate case application. The NMPRC also must include certain construction work in progress (“CWIP”) for environmental improvement, generation, and transmission projects in rate base. These provisions are designed to promote more timely recovery of reasonable costs of providing utility service.

The use of a FTY should help PNM mitigate the adverse effects of regulatory lag, which is inherent when using a historical test year. Accordingly, the utility’s earnings should more closely reflect the rate of return allowed by the NMPRC. PNMR believes that achieving earnings that approximate its allowed rate of return is an important factor in attracting equity investors, as well as being considered favorably by credit rating agencies and financial analysts.

As discussed above, PNM’s current request for a general rate increase is based on a FTY period beginning October 1, 2015. As with any forward looking financial information, utilizing a FTY in a rate filing presents challenges that exist in the forecasting process. These include forecasts of both operating and capital expenditures that necessitate reliance on many assumptions concerning future conditions and operating results. In the rate making process, PNM’s assumptions are subject to challenge by regulators and intervenors who may assert different interpretations or assumptions.

Renewable Energy

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

TNMP provides transmission and distribution services in Texas under the provisions of TECA and the Texas Public Utility Regulatory Act. TNMP is subject to traditional cost-of-service regulation with respect to rates and service under the jurisdiction of the PUCT and certain municipalities. TNMP’s transmission and distribution activities are solely within ERCOT, which is the independent system operator responsible for maintaining reliable operations for the bulk electric power supply system in most of Texas. Therefore, TNMP is not subject to traditional rate regulation by FERC. TNMP serves a market of small to medium sized communities, most of which have populations of less than 50,000. TNMP is the exclusive provider of transmission and distribution services in most areas it serves.

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

TNMP provides transmission and distribution services at regulated rates to various REPs that, in turn, provide retail electric service to consumers within TNMP’s service area. TNMP experienced increases in weather-normalized retail KWh sales of 2.6% in 2015 and 3.2% in 2014. As of December 31, 2015, 101 active REPs receive transmission and distribution services from TNMP. In 2015, the three largest REP customers of TNMP accounted for operating revenues of 16%, 13%, and 11%. No other customer accounted for more than 10% of revenues.

Regulatory Activities

In July 2011, the PUCT approved a settlement and authorized an AMS deployment plan that permits TNMP to collect $113.4 million in deployment costs through a surcharge over a 12-year period. TNMP began collecting the surcharge on August 11, 2011. Deployment of smart meters began in September 2011 and is scheduled to be completed in 2016.

The PUCT approved interim adjustments to TNMP’s transmission rates of $2.9 million in March 2013, $2.8 million in September 2013, $2.9 million in March 2014, $4.2 million in September 2014, $4.4 million in March 2015, and $1.4 million in September 2015. On January 29, 2016, TNMP filed an application to further update its transmission rates, which would increase revenues by $4.3 million annually. The application is pending before the PUCT.

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

Corporate and Other

The Corporate and Other segment includes PNMR holding company activities, primarily related to corporate level debt and to PNMR Services Company. PNMR Services Company provides corporate services through shared services agreements to PNMR and all of PNMR’s business units, including PNM and TNMP. These services are charged and billed at cost on a monthly basis to the business units.

SOURCES OF POWER
PNM
Generation Capacity

As of December 31, 2015, the total net generation capacity of facilities owned or leased by PNM was 2,477 MW. PNM also obtains power under long-term PPAs for the power produced by New Mexico Wind, which has a capacity of 204 MW, the output of the Lightning Dock Geothermal facility, which currently has a capacity of 4 MW, and the power output of Red Mesa Wind, which has a capacity of 102 MW.

PNM’s capacity in electric generating facilities, which are owned, leased, or under PPAs, in commercial service as of December 31, 2015 is:

			Generation
			Capacity
Type	Name	Location	(MW)
Coal	SJGS	Waterflow, New Mexico	783
Coal	Four Corners	Fruitland, New Mexico	200
Gas	Reeves Station	Albuquerque, New Mexico	154
Gas	Afton (combined cycle)	La Mesa, New Mexico	230
Gas	Lordsburg	Lordsburg, New Mexico	80
Gas	Luna (combined cycle)	Deming, New Mexico	185
Gas/Oil	Rio Bravo	Albuquerque, New Mexico	138
Gas	Valencia	Belen, New Mexico	158
Gas	La Luz	Belen, New Mexico	40
Nuclear	PVNGS	Wintersburg, Arizona	402
Solar	PNM-owned solar	Fifteen sites in New Mexico	107
Wind	New Mexico Wind	House, New Mexico	204
Wind	Red Mesa Wind	Seboyeta, New Mexico	102
Geothermal	Lightning Dock Geothermal	Lordsburg, New Mexico	4
			2,787

Fossil‑Fueled Plants

SJGS consists of four units operated by PNM. Units 1, 2, 3, and 4 at SJGS have net rated capacities of 340 MW, 340 MW, 497 MW and 507 MW. SJGS Units 1 and 2 are owned on a 50% shared basis with Tucson. SJGS Unit 3 is owned 50% by PNM, 41.8% by SCPPA, and 8.2% by Tri‑State. SJGS Unit 4 is owned 38.457% by PNM, 28.8% by MSR, 10.04% by Anaheim, 8.475% by Farmington, 7.2% by Los Alamos, and 7.028% by UAMPS. See Note 16 for additional information about SJGS, including the shutdown of Units 2 and 3 on December 31, 2017 and the restructuring of the ownership interests in SJGS. Under the restructuring agreement, PNM would own 64.5% of Unit 4, PNMR Development would own 12.8% of Unit 4, and SCPPA, Tri-State, MSR, and Anaheim would no longer have any ownership interest in SJGS following the December 31, 2017 restructuring. However, PNMR anticipates that the interest of PNMR Development will be transferred to PNM, as authorized by the NMPRC, prior to the restructuring date.

Four Corners Units 4 and 5 are 13% owned by PNM. These units are jointly owned with APS, SRP, Tucson, and EPE and are operated by APS. PNM had no ownership interest in Four Corners Units 1, 2, or 3, which were shutdown by APS on December 30, 2013. The Four Corners plant site is leased from the Navajo Nation and is also subject to an easement from the federal government. APS, on behalf of the Four Corners participants, negotiated amendments to an existing facility lease with the Navajo Nation, which extends the Four Corners leasehold interest from 2016 to 2041. The Navajo Nation approved these amendments in March 2011. The effectiveness of the amendments also required the approval of the DOI, as did a related federal rights-of-way grant, which was received in July 2015. APS has announced it has agreed to acquire the 7% interest of EPE, which is anticipated to become effective in July 2016. APS is negotiating an agreement for the sale of that 7% interest to an entity of the Navajo Nation. See Note 16 for additional information about Four Corners.

PNM owns 100% of Reeves, Afton, Rio Bravo, Lordsburg, and La Luz and one-third of Luna. The remaining interests in Luna are owned equally by Tucson and Samchully Power & Utilities 1, LLC. Prior to July 17, 2014, when PNM closed on the purchase of Rio Bravo, PNM was entitled to the energy and capacity of Rio Bravo under a PPA. PNM is entitled to the entire output of Valencia under a PPA. Valencia is a variable interest entity and is consolidated by PNM as required by GAAP. Reeves, Lordsburg, Rio Bravo, La Luz, and Valencia are used primarily for peaking power and transmission support. See Note 9 for additional information about Rio Bravo and Valencia, including the potential purchase of 50% of Valencia.

Nuclear Plant

PNM is participating in the three units of PVNGS, also known as the Arizona Nuclear Power Project, with APS (the operating agent), SRP, EPE, SCE, SCPPA, and the Department of Water and Power of the City of Los Angeles. PNM is entitled to 10.2% of the power and energy generated by PVNGS, including portions that are leased to PNM. See Note 7 for additional in formation concerning the PVNGS leases, including the renewal of the four PVNGS Unit 1 leases and one of the PVNGS Unit 2 leases and the purchase of the assets underlying the other three Unit 2 leases. Following the January 15, 2016 exercise of the Unit 2 purchase options, PNM has ownership interests of 2.3% in Unit 1, 9.4% in Unit 2, and 10.2% in Unit 3 and has leasehold interests of 7.9% in Unit 1 and 0.8% in Unit 2. The lease payments for the leased portions of PVNGS are recovered through retail rates approved by the NMPRC. See Note 16 for information on other PVNGS matters, including the NMPRC’s approval of PNM’s proposal to include PVNGS Unit 3 as a jurisdictional resource to serve New Mexico retail customers.

On March 11, 2011, a 9.0 magnitude earthquake occurred off the northeastern coast of Japan. The earthquake produced tsunamis that caused significant damage to the Fukushima Daiichi Nuclear Power Station in Japan. Following these events, the NRC established a task force to conduct a systematic and methodical review of NRC processes and regulations to determine whether the agency should make additional improvements to its regulatory system. In March 2012, the NRC issued the first regulatory requirements based on the recommendations of the task force. With respect to PVNGS, the NRC issued two orders requiring safety enhancements regarding: (1) mitigation strategies to respond to extreme natural events resulting in the loss of power at plants; and (2) enhancement of spent fuel pool instrumentation. The NRC has issued a number of guidance documents regarding implementation of these requirements. PVNGS has met the NRC’s imposed deadlines for installation of equipment to address these requirements, but has minor additional work to perform in 2016. PVNGS has spent approximately $125 million on capital enhancements as of December 31, 2015 (PNM’s share is 10.2%).

Solar

PNM completed its first major utility-owned renewable energy project aggregating 22 MW when five utility-scale solar facilities in New Mexico went online in 2011. PNM also completed its solar-storage demonstration project in Albuquerque, which has a generation capacity of 0.5 MW and is included in the above table. In 2013, PNM completed the installation of an additional 21.5 MW of utility-owned solar capacity at four sites, including expansion of capacity at two of the existing sites. In 2014, PNM completed construction of an additional 23 MW of PNM-owned solar PV facilities at three additional sites. In 2015, PNM completed construction of an additional 40 MW of PNM-owned solar PV facilities at four additional sites. The NMPRC has approved a voluntary tariff that allows PNM retail customers to buy renewable electricity for a small monthly premium. Power from 1 MW of PNM’s solar capacity is used to service load under the voluntary tariff.

Plant Operating Statistics

Equivalent availability of PNM’s major base-load generating stations was:

Plant	Operator	2015	2014	2013
SJGS	PNM	67.4%	76.5%	77.6%
Four Corners	APS	77.8%	68.1%	72.9%
PVNGS	APS	94.2%	91.8%	89.4%

Joint Projects

SJGS, PVNGS, Four Corners, and Luna are joint projects each owned or leased by several different entities. Some participants in the joint projects are investor-owned entities, while others are municipally or co-operatively owned. Furthermore, participants in SJGS have varying percentage interests in different generating units within the project. The primary operating or participation agreements for the joint projects expire in July 2016 for Four Corners, July 2022 for SJGS, December 2046 for Luna, and November 2047 for PVNGS. The Four Corners owners executed amendments to the agreements governing the operations of Four Corners that would extend those agreements until July 2041. The amendments are expected to become effective upon APS’ purchase of the ownership interest of EPE, which is anticipated to occur in July 2016. In addition, SJGS and Four Corners are coal-fired generating plants that obtain their coal requirements from mines near the plants. A new agreement for coal supply for SJGS, which expires on June 30, 2022, became effective at 11:59 PM on January 31, 2016. At that same time, an agreement to restructure the ownership in SJGS became effective. That agreement provides for certain existing participants in SJGS to exit ownership at December 31, 2017, at which time two of the four SJGS units will be permanently shutdown. In December 2013, the coal supply arrangement for Four Corners was extended through 2031. See Note 16 for a discussion of the restructuring of SJGS ownership and developments with respect to Four Corners. As described above, Four Corners is situated on land under a lease from the Navajo Nation. Portions of PNM’s interests in PVNGS Units 1 and 2 are leased. See Nuclear Plant above and Note 7 regarding PNM’s actions related to these leases. It is possible that other participants in the joint projects have circumstances and objectives that have changed from those existing at the time of becoming participants. The status of these joint projects is further complicated by the uncertainty surrounding the form of potential legislation and/or regulation of CCBs, GHG, and other air emissions, as well as the impacts of the costs of compliance and operational viability of all or certain units within the joint proj ects. It is unclear how these factors will enter into discussion and negotiations concerning the status of the joint projects as the expiration of basic operational agreements approaches. PNM can provide no assurance that its participation in the joint projects will continue in the manner that currently exists.

PPAs

In addition to generating its own power, PNM purchases power under long-term PPAs. PNM also purchases power in the forward, day-ahead, and real-time markets.

In 2002, PNM entered into an agreement with FPL to develop New Mexico Wind. PNM began receiving power from the project in June 2003. FPL owns and operates New Mexico Wind, which consists of 136 wind-powered turbines having an aggregate capacity of 204 MW on a site in eastern New Mexico. PNM has a contract to purchase all the power and RECs generated by New Mexico Wind for 25 years. Power from New Mexico Wind is used to service load under the voluntary tariff discussed above and as part of PNM’s electric supply mix for meeting retail load.

PNM has a 20-year agreement to purchase energy and RECs from the Lightning Dock Geothermal facility built near Lordsburg. The facility, which is the first geothermal project for the PNM system, began providing limited power to PNM on January 1, 2014. The current capacity of the facility is 4 MW and future expansion may result in up to 9 MW of generation capacity.

In June 2013, PNM entered into a 20 year PPA with Red Mesa Wind, LLC, a subsidiary of NextEra Energy Resources, LLC, to purchase all of the power and RECs produced by Red Mesa Wind beginning on January 1, 2015. Red Mesa Wind, LLC owns and operates the facility, which consists of 64 wind-powered turbines having an aggregate capacity of 102 MW on a site west of Albuquerque.

A summary of purchased power, excluding Rio Bravo and Valencia, is as follows:

	Year Ended December 31,
	2015	2014	2013
Purchased under long-term PPAs
MWh	599,562	492,906	490,539
Cost per MWh	$22.18	$27.82	$27.25
Other purchased power
Total MWh	729,895	1,023,744	1,061,514
Cost per MWh	$28.94	$40.30	$35.64
TNMP
TNMP provides only transmission and distribution services and does not sell power.

FUEL AND WATER SUPPLY
PNM
The percentages of PNM’s generation of electricity (on the basis of KWh), including Valencia and Rio Bravo, fueled by coal, nuclear fuel, and gas and oil, and the average costs to PNM of those fuels per MMBTU were as follows:

	Coal		Nuclear		Gas and Oil
	Percent of Generation	Average Cost	Percent of Generation	Average Cost	Percent of Generation	Average Cost
2015	53.3%	$2.88	32.6%	$0.70	12.6%	$2.91
2014	56.7%	$3.00	32.0%	$0.83	10.3%	$4.26
2013	56.8%	$2.62	30.4%	$0.88	12.2%	$4.12

In 2015, 2014, and 2013, 1.5%, 1.0%, and 0.6% of PNM’s generation was from utility owned solar, which has no fuel cost. The generation mix for 2016 is expected to be 57.1% coal, 30.7% nuclear, 9.5% gas and oil, and 2.7% utility owned solar. Due to locally available natural gas and oil supplies, the utilization of locally available coal deposits, and the generally adequate supply of nuclear fuel, PNM believes that adequate sources of fuel are available for its generating stations into the foreseeable future. See Sources of Power – PNM – PPAs for information concerning the cost of purchased power.

Coal

A new coal supply contract for SJGS, which expires on June 30, 2022, became effective at 11:59 PM on January 31, 2016. Substantially all of the benefits of lower coal pricing under the new contract will be passed through to PNM’s customers under the FPPAC. Coal supply has not been arranged for periods after the existing contract expires. PNM believes there is adequate availability of coal resources to continue to operate SJGS although an extended or new contract could result in higher prices. In late December 2013, a new fifteen-year coal supply contract for Four Corners, beginning in July 2016, was executed. Coal costs are anticipated to increase approximately 40% in the first year of the new contract. The contract provides for pricing adjustments over its term based on economic indices. See Note 16 for additional information about PNM’s coal supply.
Natural Gas
The natural gas used as fuel for the electric generating plants is procured on the open market and delivered by third party transportation providers. The supply of natural gas can be subject to disruptions due to extreme weather events and/or pipeline or facility outages. PNM has contracted for firm gas transmission capacity to minimize the potential for disruptions due to extreme weather events. Certain of PNM’s natural gas plants are generally used as peaking resources that are highly relied upon during periods of extreme weather, which also may be the times natural gas has the highest demand from other users.
Nuclear Fuel and Waste
PNM is one of several participants in PVNGS. The PVNGS participants are continually identifying their future nuclear fuel resource needs and negotiating arrangements to fill those needs. The PVNGS participants have contracted for all of PVNGS’s requirements for uranium concentrates and conversion services through 2018 and 45% of its requirements in 2019-2025. The participants have also contracted for 100% of PVNGS’s enrichment services through 2020 and 20% of its enrichment services through 2026. All of PVNGS’s fuel assembly fabrication services are contracted through 2022.
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

ENVIRONMENTAL MATTERS

Electric utilities are subject to stringent laws and regulations for protection of the environment by local, state, federal, and tribal authorities. In addition, PVNGS is subject to the jurisdiction of the NRC, which has the authority to issue permits and licenses and to regulate nuclear facilities in order to protect the health and safety of the public from radioactive hazards and to conduct environmental reviews. The liabilities under these laws and regulations can be material. In some instances, liabilities may be imposed without regard to fault, or may be imposed for past acts, whether or not such acts were lawful at the time they occurred. The construction expenditure projection (Note 14) includes the environmental upgrades at SJGS and Four Corners discussed in Note 16, which aggregate $46.9 million in 2016 and $44.8 million in 2017 through 2020. See MD&A – Other Issues Facing the Company – Climate Change Issues for information on GHG. In addition, Note 16 contains information related to the following matters, incorporated in this item by reference:

•	PVNGS Decommissioning Funding

•	Nuclear Spent Fuel and Waste Disposal

•	Environmental Matters under the caption “The Clean Air Act”

•	Four Corners Coal Mine

•	WEG v. OSM NEPA Lawsuit

•	Navajo Nation Environmental Issues

•	Cooling Water Intake Structures

•	Effluent Limitation Guidelines

•	Santa Fe Generating Station

•	Environmental Matters under the caption “Coal Combustion Byproducts Waste Disposal”

•	Hazardous Air Pollutants (“HAPs”) Rulemaking

•	Environmental Matters under the caption “Coal Supply”

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

EMPLOYEES
The following table sets forth the number of employees of PNMR, PNM, and TNMP as of December 31, 2015:

	PNMR	PNM	TNMP
Corporate (1)	437	—	—
PNM	1,074	1,074	—
TNMP	357	—	357
Total	1,868	1,074	357

(1)Represents employees of PNMR Services Company.

As of December 31, 2015, PNM had 561 employees in its power plant and operations areas that are currently covered by a collective bargaining agreement with the IBEW Local 611 that is in effect from December 5, 2015 through April 30, 2020. The wages and benefits for all PNM employees who are members of the IBEW are typically included in the rates charged to electric customers, subject to approval of the NMPRC.
As of December 31, 2015, TNMP had 185 employees represented by IBEW Local 66. The parties have a collective bargaining agreement that is in effect from March 9, 2015 through September 9, 2016.

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

Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM, and TNMP caution readers not to place undue reliance on these statements. PNMR’s, PNM’s, and TNMP’s business, financial condition, cash flows, and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors include:

•
The ability of PNM and TNMP to recover costs and earn allowed returns in regulated jurisdictions, including the pending application for a retail rate increase before the NMPRC and other impacts of federal or state regulatory and judicial actions

•	State and federal regulation or legislation relating to environmental matters, the resultant costs of compliance, and other impacts on the operations and economic viability of PNM’s generating plants

•
Physical and operational risks related to climate change and potential financial risks resulting from climate change litigation and legislative and regulatory efforts to limit GHG, including the Clean Power Plan

•
Uncertainty surrounding the status of PNM’s participation in jointly-owned generation projects resulting from the scheduled expiration of the operational agreements for SJGS and Four Corners, as well as the fuel supply agreement for SJGS, including the 2018 required NMPRC filing to determine the extent to which SJGS should continue serving PNM’s retail customers

•
The impacts on the electricity usage of customers and consumers due to performance of state, regional, and national economies, mandatory energy efficiency measures, weather, seasonality, alternative sources of power, and other changes in supply and demand

•	The ability of the Company to successfully forecast and manage its operating and capital expenditures

•
Uncertainty surrounding counterparty credit risk, including financial support provided to facilitate the new coal supply and ownership restructuring at SJGS, as well as obligations to provide additional collateral in support of required reclamation bonds

•
Uncertainty regarding the requirements and related costs of decommissioning power plants and reclamation of coal mines supplying certain power plants, as well as the ability to recover those costs from customers

•
The performance of generating units, transmission systems, and distribution systems, which could be negatively affected by operational issues, fuel quality, unplanned outages, extreme weather conditions, terrorism, cybersecurity breaches, and other catastrophic events

•	Variability of prices and volatility and liquidity in the wholesale power and natural gas markets

•
Changes in price and availability of fuel and water supplies, including the ability of the mines supplying coal to PNM’s coal-fired generating units and the companies involved in supplying nuclear fuel to provide adequate quantities of fuel

•	The risks associated with completion of generation, transmission, distribution, and other projects

•	State and federal regulatory, legislative, and judicial decisions and actions on ratemaking, tax, and other matters

•	Regulatory, financial, and operational risks inherent in the operation of nuclear facilities, including spent fuel disposal uncertainties

•	The Company’s ability to access the financial markets, including disruptions in the credit markets, actions by ratings agencies, and fluctuations in interest rates

•	The potential unavailability of cash from PNMR’s subsidiaries due to regulatory, statutory, or contractual restrictions

•	The risk that FERC rulemakings may negatively impact the operation of PNM’s transmission system

•	The impacts of decreases in the values of marketable equity securities maintained to provide for decommissioning, reclamation, pension benefits, and other postretirement benefits

•	Employee workforce factors, including issues arising out of collective bargaining agreements and labor negotiations with union employees

•	The effectiveness of risk management regarding commodity transactions and counterparty risk

•	The outcome of legal proceedings, including the extent of insurance coverage

•	Changes in applicable accounting principles or policies

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

Regulatory Factors

The profitability of PNMR’s utilities depends on being able to recover their costs through regulated rates and earn a fair return on invested capital. PNM and TNMP are in a period of significant capital expenditures. While increased capital investments and other costs are placing upward pressure on rates, energy efficiency, and a sluggish New Mexico economy are reducing usage by customers.

The rates PNM charges its customers are regulated by the NMPRC and FERC. TNMP is regulated by the PUCT. The Company is in a period requiring significant capital investment and is projecting total construction expenditures for the years 2016-2020 to be $2,037.0 million. See Note 14. PNM and TNMP anticipate a trend toward increasing costs, for which it will have to seek regulatory recovery. These costs include or are related to:

•
New asset construction related to generation, transmission, and distribution systems necessary to provide electric service, including costs of generation capacity to replace the early retirement of SJGS Units 2 and 3 as part of compliance with the regional haze provisions of the CAA (Note 16)

•	Environmental compliance expenditures

•	The regulatory mandate to acquire power from renewable resources

•	Increased regulation related to nuclear safety

•	Increased interest costs to finance capital investments

•	Depreciation

At the same time costs are increasing, there are factors placing downward pressures on the demand for power, thereby reducing load growth and customer usage. These factors include:

•	Changing customer behaviors, including increased emphasis on energy efficiency measures and utilization of alternative sources of power

•	Adverse economic conditions

•	Reductions in costs of energy efficient technology

•	Reduced new sources of demand

•	Unpredictable weather patterns

In 2015 and 2014, PNM experienced decreases in weather-normalized retail sales of 1.4% and 1.7%. The sales decreases reflect a continued sluggish economy in New Mexico. In particular, the Albuquerque metropolitan area has lagged the nation in economic recovery. The economy in New Mexico continues to have mixed indicators. New Mexico’s overall economy continues to experience softness that is driven primarily by low oil and natural gas prices. Although PNM does not serve the regions of the state that produce oil and gas, it is anticipated that the impacts of layoffs and the decrease in state royalty revenues will further soften the economies in PNM’s service territory to some degree, particularly in the Albuquerque metro area and Santa Fe, as the state deals with budget shortfalls. In Texas, the drop in oil prices has impacted the economy, particularly in the Houston area, although it remains relatively strong.

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

As discussed in Note 17, PNM filed an application for a general rate increase in December 2014, which the NMPRC dismissed in May 2015, based on the Hearing Examiners recommendation, which cited procedural defects in the filing. PNM filed a new application with the NMPRC for a $123.5 million general rate increase in August 27, 2015. The primary drivers of PNM’s identified revenue deficiency are infrastructure investments and the recovery of those investment dollars, including depreciation based on an updated depreciation study, and declines in forecasted energy sales as a result of PNM’s successful energy efficiency programs and other economic factors. The new application includes several proposed changes to rate design, a revenue decoupling pilot program, a re-allocation of revenue among PNM’s customer classes, a new economic development rate, and continuation of PNM’s renewable energy rider. PNM requested that the proposed new rates become effective beginning in July 2016. PNM believes that all of the capital costs proposed to be recovered in the rate case should be approved by the NMPRC. However, certain intervenors have proposed the disallowance or only partial recovery of PNM’s capital investment in BDT equipment installed on SJGS Units 1 and 4 (Note 16) and disallowance of all or a portion of the acquisition costs for PNM’s January 15, 2016 purchase of 64 MW of PVNGS Unit 2, which were previously leased to PNM. The NMPRC’s designated Hearing Exa miner has established a procedural schedule that anticipates a public hearing on the proposed new rates will begin on March 14, 2016. An adverse outcome in the current rate case could negatively impact PNM’s results of operation and cash flows.

PNM currently recovers the cost of fuel for its generation facilities through its FPPAC. A new coal supply contract for SJGS, which expires on June 30, 2022, became effective at 11:59 PM on January 31, 2016 and provides for lower coal pricing than under the prior contract. In December 2013, a new fifteen-year coal supply contract for Four Corners, beginning in July 2016, was executed. Four Corners coal costs are anticipated to increase approximately 40% in the first year of the new contract. The contracts provide for pricing adjustments over their terms based on economic indices. Although PNM believes costs under coal supply arrangements would continue to be recovered through the FPPAC, there can be no assurance that full recovery would be allowed.

PNM’s regulatory approvals from the NMPRC, which are necessary for PNM to comply with the regional haze requirements of the CAA pertaining to SJGS, have been appealed to the NMSC and are subject to a motion for reconsideration before the NMPRC. PNMR has counterparty credit risk in connection with financial support provided to facilitate the new coal supply arrangement for SJGS. Furthermore, the NMPRC approval requires PNM to make a filing in 2018 to determine the extent to which SJGS should continue to serve PNM’s retail customers after June 30, 2022, on which date the SJPPA and the current coal supply agreement will expire. Adverse developments from these factors could have a negative impact on PNM’s business, financial condition, results of operations, and cash flows.

SJGS, which currently comprises 31.6% of PNM’s owned and leased generation capacity and is its largest generation resource, is subject to the CAA. As discussed in Note 16, in December 2015, the NMPRC approved a plan enabling SJGS to comply with the CAA (the “BART Approval”). The plan requires the installation of SNCRs on SJGS Units 1 and 4 combined with the shutdown of SJGS Units 2 and 3. NEE, an intervenor in the NMPRC proceeding regarding the approval of the plan, has appealed the BART Approval to the NMSC. NEE has also filed a motion with the NMPRC asking for reconsideration of the BART Approval order based on developments subsequent to the order related to the loan made by NM Capital, a subsidiary of PNMR, to facilitate the sale of SJCC, which is discussed below and described under Coal Supply in Note 16. NEE alleges the loan is a transaction that requires prior NMPRC approval. If the BART Approval is negated, PNM may not be able to continue to operate SJGS without being in violation of the environmental requirements of EPA.

The BART Approval also requires PNM to make a filing with the NMPRC no later than December 31, 2018, and before entering into an agreement for post-2022 coal supply for SJGS, setting forth its position in a case to determine the extent to which SJGS should continue serving PNM’s retail customers’ needs after mid-2022. The existing SJPPA among the SJGS participants, which governs the operations of SJGS, and the new CSA for coal supply at SJGS described in Note 16 both expire on June 30, 2022. PNM has the option to extend the CSA, subject to negotiation of the term of the extension and compensation to the miner. In order to extend, PNM must give written notice of that intent by July 1, 2018 and the parties must agree to the terms of the extension by January 1, 2019. Failure to obtain NMPRC approval to continue including SJGS as a resource to serve PNM’s retail customers after June 30, 2022 would likely lead to the early retirement of SJGS at that date, as would failure to extend the SJPPA or to enter into an arrangement for coal supply after June 30, 2022.

A restructuring of SJGS ownership and obtaining a new coal supply for SJGS were integral components of the process to achieve compliance with the CAA at SJGS. The effectiveness of the new CSA was dependent on the closing of the purchase of the existing coal mine operation by a new mine operator. In support of the closing of the mine purchase, NM Capital provided a loan of $125.0 million to the purchaser, which has been organized to be a bankruptcy-remote entity. In addition, PNMR used $40.0 million of the available capacity under its revolving credit facility to support a bank letter of credit arrangement with a surety in order for the surety to post reclamation bonds that are required under the mine’s operating permit. PNMR is also obligated to provide the surety with additional collateral in support of the reclamation bonds within 180 days. PNMR is exposed to credit risk in the event the purchaser of the mining operation cannot meet the scheduled repayment obligations under the loan and to a reduction in its financing capability if the required additional collateral cannot be obtained from other sources. See Note 16.

The inability to operate SJGS or the early retirement of SJGS would require PNM to obtain power from other sources in order to serve the needs of its customers. There can be no assurance that adequate sources of power would be available, that adequate transmission capabilities would be available to bring that power in to PNM’s service territory, or whether the cost of obtaining those resources would be reasonable. Any such events would negatively impact PNM’s financial position, results of operation, and cash flows unless the NMPRC authorized the collection from customers of any un-recovered costs related to SJGS as well as costs of obtaining replacement power.

It is also possible that unsatisfactory outcomes of these matters, the financial impact of climate change regulation or legislation, other environmental regulations, the result of litigation, the adequacy and timeliness of cost recovery mechanisms, and other busine ss considerations, could jeopardize the economic viability of the plant or the ability of individual participants to continue participation in SJGS.

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

EPA, other federal and state agencies, environmental advocacy groups, and other organizations are focusing considerable attention on GHG from power generation facilities, including the role of those facilities in climate change. PNM depends on fossil-fueled generation for a significant share of its electricity. As discussed in the Climate Change Issues subsection of Other Issues Facing the Company section of MD&A, this generation is subject to EPA’s regulations requiring GHG reductions. This includes new, existing and modified or reconstructed EGUs. These regulations could result in additional operating restrictions on facilities and increased generation and compliance costs.

CCBs from the operation of SJGS are currently being used in the reclamation of a surface coal mine. These CCBs consist of fly ash, bottom ash, and gypsum. Any new regulation that would affect the reclamation process, including mine use of CCBs being classified as hazardous waste, could significantly increase the costs of the disposal of CCBs and the costs of mine reclamation. See Note 16.

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

BART determinations have been made for both SJGS and Four Corners under the program to address regional haze in the “four corners” area, which would reduce the levels of NOx emitted at both plants. Significant capital expenditures have been made or will be required for the installation of control technology at both generating stations and operating costs will increase. PNMR and its operating subsidiaries may underestimate the costs of environmental compliance, liabilities, and litigation due to the uncertainty inherent in these matters. Although there is uncertainty about the timing and form of the implementation of EPA’s regulations regarding climate change, including the Clean Power Plan, how CCBs used for mine reclamation will be regulated, and regulation of other power plant emissions, including changes to the ambient air quality standards, such regulations could have a material impact on operations. Timely regulatory recovery of costs associated with any environmental-related regulations would be needed to maintain a strong financial and operational profile. The above factors could adversely affect the Company’s business, financial position, results of operations, and liquidity.

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

PNM has interests in a nuclear power plant, two coal-fired power plants, and several natural gas-fired power plants. PNM is obligated to pay for the costs of decommissioning its share of the power plants. PNM is also obligated to pay for its share of the costs of decommissioning the mines that supply coal to the coal-fired power plants. Likewise, other owners or participants are responsible for their shares of the decommissioning obligations and it is important to PNM that those parties fulfill their obligations. Rates charged by PNM to its customers, as approved by the NMPRC, include a provision for recovery of certain costs of decommissioning, remediation, and restoration. The NMPRC has established a cap on the amount of decommissioning costs for the final reclamation of the surface coal mines that may be recovered from customers. PNM records estimated liabilities for its share of the legal obligations for decommissioning and reclamation. These estimates include many assumptions about future events and are inherently imprecise. In the event any of these costs exceed current estimates, results of operations could be negatively impacted.

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

PNM has a 10.2% undivided interest in PVNGS, including interests in Units 1 and 2 held under leases. PVNGS represents 16.2% of PNM’s total owned and leased generating capacity. PVNGS is subject to environmental, health, and financial risks, including, but not limited to:

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

The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities. Events at nuclear facilities of other operators or which impact the industry generally may lead the NRC to impose additional requirements and regulations on all nuclear generation facilities, including PVNGS. As a result of the March 2011 earthquake and tsunamis that caused significant damage to the Fukushima Daiichi Nuclear Power Plant in Japan, various industry organizations are working to analyze information from the Japan incident and develop action plans for nuclear powe

r plants in the United States. Additionally, the NRC has been performing its own independent review of the events at Fukushima Daiichi, including a review of the agency’s processes and regulations in order to determine whether the agency should promulgate additional regulations and possibly make more fundamental changes to the NRC’s system of regulation. As a result of the Fukushima Daiichi event, the NRC has directed nuclear power plants to implement the first tier recommendations of the NRC’s near term task force.  In response to these recommendations, PVNGS expects to spend approximately $0.5 million for capital enhancements to the plant over the next year in addition to the approximate $125 million that has already been spent on capital enhancements as of December 31, 2015 (PNM’s share is 10.2%). PNM cannot predict whether these amounts will increase or whether additional financial and/or operational requirements on PVNGS and APS may be imposed.
In the event of noncompliance with its requirements, the NRC has the authority to impose a progressively increased inspection regime that could ultimately result in the shutdown of a unit or civil penalties, or both, depending upon the NRC’s assessment of the severity of the situation, until compliance is achieved. Increased costs resulting from penalties, a heightened level of scrutiny, and/or implementation of plans to achieve compliance with NRC requirements could adversely affect the financial condition, results of operations, and cash flows of PNMR and PNM. Although PNM has no reason to anticipate a serious nuclear incident at PVNGS, if an incident did occur, it could materially and adversely affect PNM’s results of operations and financial condition.  A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear unit and to promulgate new regulations that could require significant capital expenditures and/or increase operating costs.

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
Economic activity in the service territories of PNMR subsidiaries is a key factor in their performance. Decreased economic activity can lead to declines in energy consumption, which could adversely affect future revenues, earnings, and growth.  Higher unemployment rates, both in the Company’s service territories and nationwide, could result in commercial customers ceasing operations and lower levels of income for residential customers. These customers might then be unable to pay their bills on time, which could increase bad debt expense and negatively impact results of operations and cash flows. Economic conditions also impact the supply and/or cost of commodities and materials needed to construct or acquire utility assets or make necessary repairs.

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
Drought conditions in New Mexico, especially in the “four corners” region, where SJGS and Four Corners are located, may affect the water supply for PNM’s generating plants.  If inadequate precipitation occurs in the watershed that supplies that region, PNM may have to decrease generation at these plants. This would require PNM to purchase power to serve customers and/or reduce the ability to sell excess power on the wholesale market and reduce revenues. Drought conditions or actions taken by regulators or legislators could limit PNM’s supply of water, which would adversely impact PNM’s business. Although PNM has in place supplemental contracts and voluntary shortage sharing agreements with tribes and other water users in the “four corners” region, PNM cannot be certain these contracts will be enforceable in the event of a major drought or that it will be able to renew these contracts in the future.
TNMP’s service areas are exposed to extreme weather, including high winds, drought, flooding, ice storms, and periodic hurricanes. Extreme weather conditions, particularly high winds and severe thunderstorms, also occur periodically in PNM’s service areas. These severe weather events can physically damage facilities owned by TNMP and PNM. Any such occurrence both disrupts the ability to deliver energy and increases costs. Extreme weather can also reduce customers’ usage and demand for energy. These factors could negatively impact results of operations and cash flows.
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
PNMR and its subsidiaries rely on access to both short-term and longer-term capital markets as sources of liquidity for any capital requirements, as discussed in MD&A – Liquidity and Capital Resources, not satisfied by cash flow from operations. In general, the Company relies on its short-term credit facilities as the initial source to finance construction expenditures. This results in increased borrowings under the facilities over time. The Company is currently projecting total construction expenditures for the years 2016-2020 to be $2,037.0 million. If PNMR or its operating subsidiaries are not able to access capital at competitive rates, or at all, PNMR’s ability to finance capital requirements and implement its strategy will be limited. Disruptions in the credit markets, which could negatively impact the Company’s access to capital, could be caused by:

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

•
Provisions specifying that only a majority of the Board, the chairman of the Board, the chief executive officer, or holders of at least one-tenth of all of PNMR’s shares entitled to vote may call a special meeting of stockholders

Under the New Mexico Public Utility Act, NMPRC approval is required for certain transactions that may result in PNMR’s change in control or exercise of control, including ownership of 10% or more of PNMR’s voting stock. PUCT approval is required for changes to the ownership of TNMP or its parent and certain other transactions relating to TNMP. Certain acquisitions of PNMR’s outstanding voting securities also require FERC approval.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
PNMR
The significant properties owned by PNMR include those owned by PNM and TNMP and are disclosed below.
PNM

See Sources of Power in Part I, Item. 1 Business above for information on PNM’s owned and leased capacity in electric generating stations. As of December 31, 2015, PNM owned, jointly owned, or leased, 3,199 circuit miles of electric transmission lines (including the EIP), 6,067 miles of distribution overhead lines, 5,759 cable miles of underground distribution lines (excluding street lighting), and 274 substations. PNM’s electric transmission and distribution lines are generally located within easements and rights-of-way on public, private, and Native American lands. PNM leases interests in PVNGS Units 1 and 2 and related property, data processing, communication, office and other equipment, office space, vehicles, and real estate. PNM also owns and leases service and office facilities in Albuquerque and in other areas throughout its service territory. See Note 7 for additional information concerning leases, including PNM’s renewal of certain of the PVNGS leases and exercise of its option to purchase the assets underlying certain other leases at the expiration of the original lease terms. As discussed in Note 7, PNM exercised its option to purchase the leased portion of the EIP at expiration of the lease at fair market value. See Note 9 for additional information about Valencia, including the potential purchase of 50% of Valencia.
TNMP
TNMP’s facilities consist primarily of transmission and distribution facilities located in its service areas. TNMP also owns and leases service and office facilities in other areas throughout its service territory. As of December 31, 2015, TNMP owned 966 circuit miles of overhead electric transmission lines, 7,087 pole miles of overhead distribution lines, 1,167 circuit miles of underground distribution lines, and 110 substations. Substantially all of TNMP’s property is pledged to secure its first mortgage bonds. See Note 6.

ITEM 3.	LEGAL PROCEEDINGS
See Note 16 and Note 17 for information related to the following matters for PNMR, PNM, and TNMP, incorporated in this item by reference.
Note 16

•	The Clean Air Act – Regional Haze – SJGS

•	The Clean Air Act – Regional Haze – Four Corners

•	The Clean Air Act – Citizen Suit Under the Clean Air Act

•	The Clean Air Act – Four Corners Clean Air Act Lawsuit

•	Four Corners Coal Mine

•	WEG v. OSM NEPA Lawsuit

•	Navajo Nation Environmental Issues

•	Santa Fe Generating Station

•	Continuous Highwall Mining Royalty Rate

•	Four Corners Severance Tax Assessment

•	PVNGS Water Supply Litigation

•	San Juan River Adjudication

•	Rights-of-Way Matter

•	Complaint Against Southwestern Public Service Company

•	Navajo Nations Allottee Matters
Note 17

•	PNM – New Mexico General Rate Case

•	PNM – Proceeding Regarding Definition of Future Test Year

•	PNM – Renewable Portfolio Standard

•	PNM – Renewable Energy Rider

•	PNM – Energy Efficiency and Load Management

•	PNM – FPPAC Continuation Application

•	PNM – Integrated Resource Plan

•	PNM – San Juan Generating Station Units 2 and 3 Retirement

•	PNM – Application for Certificate of Convenience and Necessity

•	PNM – Transmission Rate Case

•	PNM – Formula Transmission Rate Case

•	PNM – Firm-Requirements Wholesale Customers – Navopache Electric Cooperative, Inc.

•	TNMP – Advanced Meter System Deployment

•	TNMP – Energy Efficiency

•	TNMP – Transmission Cost of Service Rates

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

SUPPLEMENTAL ITEM – EXECUTIVE OFFICERS OF PNM RESOURCES, INC.
All officers are elected annually by the Board of PNMR. Executive officers, their ages as of February 19, 2016 and offices held with PNMR for the past five years, or other companies if less than five years with PNMR, are as follows:

Name	Age	Office	Initial Effective Date
P. K. Collawn	57	Chairman, President, and Chief Executive Officer	January 2012
		President and Chief Executive Officer	March 2010

C. N. Eldred	62	Executive Vice President and Chief Financial Officer	July 2007

P. V. Apodaca	64	Senior Vice President, General Counsel, and Secretary	January 2010

R. E. Talbot	55	Senior Vice President and Chief Operating Officer	January 2012
		Chief Operating Officer, Power Supply and Power Delivery – Indianapolis Power and Light Company	June 2011
		Senior Vice President, Power Supply – Indianapolis Power and Light Company	February 2007

R. N. Darnell	58	Senior Vice President, Public Policy	January 2012
		Vice President, Regulatory Affairs	April 2008

J.D. Tarry (1)	45	Vice President, Corporate Controller, and Chief Information Officer	April 2015
		Vice President, Customer Service and Chief Information Officer	May 2012
		Executive Director, Financial Planning and Business Analysis	January 2010
(1) On December 9, 2014, T. G. Sategna notified the Company that he intended to retire as the Company’s principal accounting officer effective as of March 31, 2015. On December 11, 2014, the Company appointed J. D. Tarry as its Vice President and Controller, effective as of April 1, 2015. His appointment was approved by the Board on February 26, 2015.

PART II

ITEM 5.	MARKET FOR PNMR’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

PNMR’s common stock is traded on the New York Stock Exchange (Symbol: PNM). Ranges of sales prices of PNMR’s common stock, reported as composite transactions, and dividends declared on the common stock for 2015 and 2014, by quarters, are as follows:

Quarter Ended	Range of Sales Prices		Dividends Declared Per Share
	High	Low
2015
March 31	$31.18	$27.06	$0.200
June 30	29.78	24.49	0.200
September 30	28.17	24.42	0.200
December 31	31.23	26.56	0.220
Fiscal Year	31.23	24.42	0.820
2014
March 31	$27.15	$23.53	$0.185
June 30	29.33	26.28	0.185
September 30	29.80	24.27	0.185
December 31	31.39	25.18	0.200
Fiscal Year	31.39	23.53	0.755

Dividends on PNMR’s common stock are declared by its Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. This has historically resulted in dividends considered to be attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year. The Board declared dividends on common stock considered to be for the second quarter of $0.185 per share in July 2014 and $0.200 per share in July 2015, which are reflected as being in the second quarter above. The Board declared dividends on common stock considered to be for the third quarter of $0.185 per share in September 2014 and $0.200 per share in September 2015, which are reflected as being in the third quarter above. On February 25, 2016, the Board declared a quarterly dividend of $0.22 per share. PNMR targets a long-term dividend payout ratio of 50% to 60% of consolidated earnings. During the period it was outstanding, PNMR’s Series A convertible preferred stock was entitled to receive dividends equivalent to any dividends paid on PNMR common stock as if the preferred stock had been converted into common stock.
On February 19, 2016, there were 11,057 holders of record of PNMR’s common stock. All of the outstanding common stock of PNM and TNMP is held by PNMR.
See Note 5 for a discussion on limitations on the payments of dividends and the payment of future dividends, as well as dividends paid by PNM and TNMP.
See Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Preferred Stock
PNM is not aware of any active trading market for its cumulative preferred stock. Quarterly cash dividends were paid on PNM’s outstanding cumulative preferred stock at the stated rates during 2015 and 2014. PNMR and TNMP do not have any preferred stock outstanding.
Sales of Unregistered Securities
None.

ITEM 6.	SELECTED FINANCIAL DATA
The selected financial data and comparative operating statistics for PNMR should be read in conjunction with the Consolidated Financial Statements and Notes thereto and MD&A. PNMR sold First Choice on November 1, 2011. First Choice is included in the following information through October 31, 2011.

PNM RESOURCES, INC. AND SUBSIDIARIES
	2015	2014	2013	2012	2011
	(In thousands except per share amounts and ratios)
Total Operating Revenues	$1,439,082	$1,435,853	$1,387,923	$1,342,403	$1,700,619
Net Earnings	$31,078	$130,909	$115,556	$120,125	$190,934
Net Earnings Attributable to PNMR	$15,640	$116,254	$100,507	$105,547	$176,359
Net Earnings Attributable to PNMR per Common Share
Basic	$0.20	$1.46	$1.26	$1.32	$1.98
Diluted	$0.20	$1.45	$1.25	$1.31	$1.96
Cash Flow Data
Net cash flows from operating activities	$386,874	$414,876	$386,587	$281,349	$292,240
Net cash flows from investing activities	$(544,528)	$(485,329)	$(331,446)	$(285,895)	$19,778
Net cash flows from financing activities	$175,431	$96,194	$(61,593)	$(1,560)	$(312,331)
Total Assets	$6,009,328	$5,790,237	$5,426,858	$5,356,411	$5,185,931
Long-Term Debt, including current installments	$2,091,948	$1,962,385	$1,730,749	$1,656,118	$1,655,331
Common Stock Data
Market price per common share at year end	$30.57	$29.63	$24.12	$20.51	$18.23
Book value per common share at year end	$20.78	$21.61	$21.01	$20.19	$19.76
Tangible book value per share at year end	$17.28	$18.12	$17.52	$16.70	$16.27
Average number of common shares outstanding – diluted	80,139	80,279	80,431	80,417	89,757
Dividends declared per common share	$0.820	$0.755	$0.680	$0.580	$0.500
Capitalization
PNMR common stockholders’ equity	44.0%	46.6%	49.0%	49.1%	48.6%
Preferred stock of subsidiary, without mandatory redemption requirements	0.3	0.3	0.3	0.3	0.3
Long-term debt	55.7	53.1	50.7	50.6	51.1
	100.0%	100.0%	100.0%	100.0%	100.0%

Notes: The book value per common share at year end, tangible book value per share at year end, average number of common shares outstanding, and return on average common equity reflect the 477,800 shares of PNMR Series A convertible preferred stock as if it was converted into common stock through September 23, 2011, when it was retired by PNMR.

As discussed in Note 6, the Company adopted a new accounting standard during 2015 that required debt issuance costs, which were previously included in other deferred charges on the Consolidated Balance Sheets, to be reclassified as a reduction of the related long-term debt. As discussed in Note 11, the Company adopted a new accounting standard during 2015 to present all deferred taxes as non-current rather than classifying deferred tax assets and liabilities as non-current or current. These changes were applied retroactively to all years shown above. Total assets, long-term debt, and capitalization presented in the above table have been changed from the presentation of those items in prior years to reflect the retroactive application of the changes in accounting standards.

PNM RESOURCES, INC. AND SUBSIDIARIES
COMPARATIVE OPERATING STATISTICS
	2015	2014	2013	2012	2011
	(In thousands)
PNM Revenues
Residential	$427,958	$411,412	$411,579	$409,005	$390,380
Commercial	437,279	428,085	415,621	413,332	386,383
Industrial	75,308	73,002	74,552	78,637	73,742
Public authority	26,202	25,278	25,745	25,495	23,970
Economy service	35,132	39,123	32,909	25,354	21,141
Transmission	33,216	38,284	38,228	39,373	43,637
Firm-requirements wholesale	31,263	38,313	42,370	39,390	34,127
Other sales for resale	63,195	82,508	67,538	47,321	69,318
Mark-to-market activity	(5,270)	5,996	293	892	4,214
Other	6,912	5,913	7,477	13,465	10,377
Total PNM Revenues	$1,131,195	$1,147,914	$1,116,312	$1,092,264	$1,057,289
TNMP Revenues
Residential	$120,771	$114,826	$111,373	$103,255	$100,290
Commercial	102,956	99,701	95,098	88,258	84,896
Industrial	16,316	15,049	13,084	13,405	13,065
Other	67,844	58,363	52,056	45,222	39,607
Total TNMP Revenues	$307,887	$287,939	$271,611	$250,140	$237,858
First Choice Revenues
Residential	$—	$—	$—	$—	$260,161
Commercial	—	—	—	—	166,498
Other	—	—	—	—	12,791
Total First Choice Revenues	$—	$—	$—	$—	$439,450

Notes: Under TECA, consumers in Texas can choose any REP to provide energy. TNMP delivers energy to consumers within its service area regardless of the REP chosen. Therefore, TNMP earns revenue for energy delivery and REPs earn revenue on the usage of that energy by its customers. The revenues reported above for TNMP include $33.8 million received from First Choice in 2011.

First Choice is included through October 31, 2011, when it was sold by PNMR.

PNM RESOURCES, INC. AND SUBSIDIARIES
COMPARATIVE OPERATING STATISTICS
	2015	2014	2013	2012	2011
PNM MWh Sales
Residential	3,185,363	3,169,071	3,304,350	3,323,544	3,402,842
Commercial	3,800,472	3,874,292	3,954,774	4,022,184	4,043,796
Industrial	957,308	984,130	1,041,160	1,136,011	1,132,110
Public authority	246,496	251,187	266,368	279,169	282,062
Economy service	796,430	758,629	719,342	635,305	428,757
Firm-requirements wholesale	444,495	527,597	654,135	651,972	650,356
Other sales for resale	2,110,947	2,271,480	2,061,851	1,652,225	2,076,869
Total PNM MWh Sales	11,541,511	11,836,386	12,001,980	11,700,410	12,016,792
TNMP MWh Sales
Residential	2,912,019	2,802,768	2,796,661	2,714,511	2,862,337
Commercial	2,654,102	2,583,664	2,472,979	2,374,805	2,381,872
Industrial	2,804,919	2,708,151	2,576,762	2,705,456	2,558,003
Other	100,999	102,118	104,516	103,856	108,664
Total TNMP MWh Sales	8,472,039	8,196,701	7,950,918	7,898,628	7,910,876
First Choice MWh Sales
Residential	—	—	—	—	2,006,437
Commercial	—	—	—	—	1,538,203
Total First Choice MWh Sales	—	—	—	—	3,544,640

Notes:	The MWh reported above for TNMP include 836,599 for 2011, used by consumers who chose First Choice as their REP. These MWh are also included in the First Choice MWh sales.

First Choice is included through October 31, 2011, when it was sold by PNMR.

The MWh reported above for TNMP for 2011 through 2014 reflect a reclassification from industrial to commercial to be consistent with current year presentation.

PNM RESOURCES, INC. AND SUBSIDIARIES
COMPARATIVE OPERATING STATISTICS
	2015	2014	2013	2012	2011
PNM Customers
Residential	459,353	455,907	453,218	450,507	448,979
Commercial	56,107	55,853	55,447	54,953	54,468
Industrial	250	249	251	250	251
Economy service	1	1	1	1	1
Other sales for resale	39	39	34	36	28
Other	908	911	928	952	983
Total PNM Customers	516,658	512,960	509,879	506,699	504,710
TNMP Consumers
Residential	202,359	199,963	196,799	193,550	192,356
Commercial	39,014	38,033	37,460	36,819	37,208
Industrial	70	70	70	70	73
Other	2,018	2,044	2,070	2,037	2,092
Total TNMP Consumers	243,461	240,110	236,399	232,476	231,729
First Choice Customers
Residential	—	—	—	—	176,577
Commercial	—	—	—	—	44,485
Total First Choice Customers	—	—	—	—	221,062
PNMR Generation Statistics
Net Capability – MW, including PPAs	2,787	2,707	2,572	2,537	2,547
Coincidental Peak Demand – MW	1,889	1,878	2,008	1,948	1,938
Average Fuel Cost per MMBTU	$2.168	$2.415	$2.237	$2.308	$2.267
BTU per KWh of Net Generation	10,456	10,422	10,308	10,289	10,441

Notes:	The consumers reported above for TNMP include 64,732 consumers for 2011, who chose First Choice as their REP. These TNMP customers are also included in the First Choice customers.

First Choice is as of October 31, 2011, when it was sold by PNMR.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
MD&A FOR PNMR
EXECUTIVE SUMMARY
Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 760,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP.
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

PNM filed a general rate case with the NMPRC in December 2014. PNM’s application proposed a revenue increase of $107.4 million, effective January 1, 2016, based on a calendar 2016 future test year (“FTY”). On April 17, 2015, the Hearing Examiner in the case issued an Initial Recommended Decision to the NMPRC recommending that the NMPRC find PNM’s application incomplete, primarily due to procedural defects, and reject it. PNM disagreed with the Hearing Examiner’s Initial Recommended Decision and filed exceptions. On May 13, 2015, the NMPRC voted to accept the Initial Recommended Decision and dismissed PNM’s application.

On August 27, 2015, PNM filed a new application with the NMPRC for a general increase in retail electric rates. The application proposes a revenue increase of $123.5 million, including base fuel revenues. The application is based on a FTY beginning October 1, 2015, which met the NMPRC’s May 2015 interpretation of the FTY statute discussed below, and a ROE of 10.5%. The primary drivers of PNM’s identified revenue deficiency are infrastructure investments and declines in forecasted energy sales as a result of PNM’s successful energy efficiency programs and other economic factors. The application includes several proposed changes to rate design to establish fair and equitable pricing across rate classes and to better align cost recovery with cost causation. Specific rate design proposals include increased customer and demand charges, a revenue decoupling pilot program applicable to residential and small power customers, a re-allocation of revenue among PNM’s customer classes, a new economic development rate, and continuation of PNM’s renewable energy rider. New rates are expected to become effective in the third quarter of 2016.

On May 27, 2015, the NMPRC approved an order that defines a FTY as a period that begins no later than 45 days following the filing of an application to increase rates. PNM believes that the correct interpretation of the New Mexico FTY statute allows a FTY to begin up to 13 months after the filing of an application. On June 25, 2015, PNM filed a Notice of Appeal to the NMSC, challenging the NMPRC’s order. The NMSC remanded this matter back to the NMPRC. On November 30, 2015, the NMPRC modified its previous order to provide for a FTY to begin up to 13 months after the filing of a rate case application and the NMPRC filed its revised order with the NMSC on December 9, 2015. On January 20, 2016, PNM and the NMPRC filed an unopposed stipulation of voluntary dismissal of the appeal and the NMSC dismissed the appeal on February 15, 2016.

The PUCT has approved mechanisms that allow TNMP to recover capital invested in transmission and distribution projects without having to file a general rate case, which allows for more timely recovery. The NMPRC has approved rate riders for renewable energy and energy efficiency that allow for more timely recovery of investments and improve PNM’s ability to earn its authorized return.

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

On October 29, 2015, PNM and NEC entered into, and filed with FERC, a settlement agreement that includes amendments to the PSA and related contracts, subject to FERC approval. Under the agreement, PNM would continue to serve all of NEC’s load through December 31, 2015 at rates that are substantially consistent with those currently provided under the PSA. In 2016, PNM would serve all of NEC’s load at reduced demand and energy rates from those under the PSA. Beginning January 1, 2016, NEC would also pay certain third-party transmission costs that it did not pay in 2014 and only partially paid in 2015. The PSA would terminate on December 31, 2016. In 2017, PNM would continue to serve 10 MW of NEC’s load under a short-term coordination tariff at a rate lower than provided under the PSA, but higher than prices currently available under short-term market rates. FERC approved the settlement on January 21, 2016. In 2015 and 2014, monthly billing demand for power supplied to NEC averaged approximately 54 MW and 55 MW and revenues were $27.1 million and $28.4 million under the PSA. Although the settlement agreement will negatively impact results of operations in 2016 and 2017, PNM expects to be able to mitigate these impacts through market sales of power that would have been sold to NEC, reductions in fuel and transmission expenses, and other measures. PNM anticipates that, in future general rate cases, assets and costs previously assigned to serve NEC will be reassigned, primarily to retail customers.

On June 29, 2014, the contract to provide power to Gallup, previously PNM’s second largest customer for wholesale generation services expired. PNM’s general rate case application discussed above includes a reallocation of costs among regulatory jurisdictions reflecting the termination of the contract to serve Gallup.

PNM currently has a pending case before FERC in which it is requesting an increase in rates charged to transmission customers based on a formula rate mechanism. On March 20, 2015, PNM along with five other parties entered into a settlement agreement, which was filed at FERC. The settlement reflects a ROE of 10% and results in an annual increase of $1.3 million above the rates approved in the previous rate case. The FERC ALJ authorized the settled rates to be implemented beginning April 1, 2015, subject to refund. There is no required time frame for FERC to act upon the settlement.

Currently, PNM’s 134 MW interest in PVNGS Unit 3 is excluded from NMPRC jurisdictional rates. The power generated from that interest is sold into the wholesale market and any earnings or losses are realized by shareholders. As part of compliance with the requirements for BART at SJGS discussed below, the NMPRC approved including PVNGS Unit 3 as a jurisdictional resource in the determination of rates charged to customers in New Mexico beginning in 2018.

Fair and timely rate treatment from regulators is crucial to PNM and TNMP earning their allowed returns, which is critical for PNMR’s ability to achieve its strategic goals. PNMR believes that if the utilities earn their allowed returns, it would be viewed positively by credit rating agencies and would further improve the Company’s ratings, which could lower costs to utility customers. Also, earning allowed returns should result in increased earnings for PNMR, which would lead to increased growth in EPS.

Additional information about rate filings is provided in Note 17.
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

PNMR targets a dividend payout ratio of 50% to 60% of its ongoing earnings. PNMR expects to provide above-average dividend growth in the near-term and to manage the payout ratio to meet its long-term target. The Board will continue to evaluate the dividend on an annual basis, considering sustainability and growth, capital planning, and industry standards. The Board approved the following increases in the indicated annual common stock dividend:

Approval Date	Percent Increase
February 2012	16%
February 2013	14%
December 2013	12%
December 2014	8%
December 2015	10%

Maintaining Solid Investment Grade Credit Ratings

The Company is committed to maintaining investment grade credit ratings in order to reduce the cost of debt financing and to help ensure access to credit markets, when required. See the subheading Liquidity included in the full discussion of Liquidity and Capital Resources below for the specific credit ratings for PNMR, PNM, and TNMP. On December 21, 2015, S&P raised by one notch the issuer credit ratings for PNMR, PNM, and TNMP and the debt ratings for PNM and TNMP, with a stable outlook. Currently, all of the credit ratings issued by both Moody’s and S&P on the Company’s debt are investment grade.

Business Focus

PNMR strives to create enduring value for customers, communities, and stockholders. PNMR’s strategy and decision-making are focused on safely providing reliable, affordable, and environmentally responsible power. PNMR works closely with customers, stakeholders, legislators, and regulators to ensure that resource plans and infrastructure investments benefit from robust public dialogue and balance the diverse needs of our communities. Equally important are PNMR’s utilities’ focus on customer satisfaction and community engagement.

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
Investing in PNM’s and TNMP’s infrastructure is critical to ensuring reliability and meeting future energy needs. Both utilities have long-established records of providing customers with reliable electric service. Through 2014, both PNM and TNMP ranked in the top quartile nationally for reliability for three out of the previous five years. In 2014, PNM delivered its best reliability performance in the past seven years and TNMP’s reliability was its best in a decade. PNM anticipates again being in the top quartile for 2015 despite 2015 being one of the wettest years on record in New Mexico, whereas TNMP’s reliability was more negatively impacted by violent weather events accompanied with record amounts of rain in certain areas of Texas.
In September 2011, TNMP began its deployment of advanced meters for homes and businesses across its Texas service area. Through the end of 2015, TNMP had completed installation of more than 218,000 advanced meters, which is approximately 91% of the anticipated total. TNMP’s deployment is expected to be completed in 2016.
As part of the State of Texas’ long-term initiative to create an advanced electric grid, installation of advanced meters will ultimately give consumers more data about their energy consumption and help them make more informed decisions. In addition,

TNMP recently completed installation of a new outage management system that will leverage capabilities of the advanced metering infrastructure to enhance TNMP’s responsiveness to outages.

During the 2013 to 2015 period, PNM and TNMP together invested $1,302.4 million in utility plant, including substations, power plants, nuclear fuel, and transmission and distribution systems. In 2012, PNM announced plans for the 40 MW natural gas-fired La Luz peaking generating station to be located near Belen, New Mexico. Construction began in April 2015 and the facility went into service in December 2015. In addition, in January 15, 2016, PNM completed the $163.3 million acquisition of 64 MW of capacity in PVNGS Unit 2 that had previously been leased to PNM.

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

PNM continues its efforts to reduce the amount of fresh water used to make electricity (about 25% more efficient than in 2002).  Continued growth in PNM’s fleet of solar, wind, and geothermal energy sources, energy efficiency programs, and innovative uses of gray water and air-cooling technology have contributed to this reduction.  Water usage will continue to decline as PNM substitutes less fresh-water-intensive generation resources for SJGS Units 2 and 3 starting in 2018 (reducing water consumption at that plant by around 50%).  Focusing on responsible stewardship of New Mexico’s scarce water resources improves PNM’s water-resilience in the face of persistent drought and ever-increasing demands for water to spur the growth of New Mexico’s economy. In addition to the above areas of focus, the Company is working to reduce the amount of solid waste going to landfills through increased recycling and reduction of waste. The Company has performed well in this area in the past and expects to continue to do so in the future.
Renewable Energy
PNM’s renewable procurement strategy includes utility-owned solar capacity, as well as wind and geothermal energy purchased under PPAs. As of December 31, 2015, PNM had 107 MW of utility-owned solar capacity, including 40 MW completed in 2015. The application for a general rate increase discussed above includes recovery of the costs associated with the new 40 MW solar facilities. In addition, PNM purchases power from a customer-owned distributed solar generation program that had an installed capacity of 49.5 MW at December 31, 2015. PNM also owns the 500 KW PNM Prosperity Energy Storage Project, which uses advanced batteries to store solar power and dispatch the energy either during high-use periods or when solar production is limited. The project features one of the largest combinations of battery storage and PV energy in the nation and involves extensive research and development of advanced grid concepts. The facility was the nation’s first solar storage facility fully integrated into a utility’s power grid. Since 2003, PNM has purchased the output from a 204 MW wind facility and began purchasing the output of another existing 102 MW wind energy center on January 1, 2015. PNM has a 20-year agreement to purchase energy from a geothermal facility built near Lordsburg, New Mexico. The facility began providing power to PNM in January 2014. The current capacity of the facility is 4 MW and future expansion may result in up to 9 MW of generation capacity. PNM also purchases RECs as necessary to meet the RPS.
These renewable resources are key means for PNM to meet the RPS and related regulations, which require PNM to achieve prescribed levels of energy sales from renewable sources, if that can be accomplished without exceeding the RCT limit set by the NMPRC. PNM makes renewable procurements consistent with the plans approved by the NMPRC. PNM’s 2016 renewable energy procurement plan meets RPS and diversity requirements within the RCT in 2016 and 2017. PNM will continue to procure renewable resources while balancing the impact to customers’ bills in order to meet New Mexico’s escalating RPS requirements.
SJGS
In December 2015, PNM received NMPRC approval for the plan to comply with the EPA regional haze rule at SJGS in a manner that minimizes the cost impact to customers while still achieving broad environmental benefits. Additional information about BART at SJGS is contained in Note 16.
In August 2011, EPA issued a FIP for regional haze that would have required the installation of SCRs on all four units at SJGS by September 2016. However, PNM, NMED, and EPA agreed on February 15, 2013 to pursue a revised plan that could provide a new BART path to comply with federal visibility rules at SJGS. The terms of the non-binding agreement would result in the retirement of SJGS Units 2 and 3 by the end of 2017 and the installation of SNCRs on Units 1 and 4 by the later of January 31, 2016 or 15 months after EPA approval of a RSIP from the State of New Mexico. A RSIP was approved by the EIB and EPA. Installation of SNCRs and related BDT equipment has been completed within the timeframe contained in the RSIP.

The RSIP provides for similar visibility improvements as the installation of SCRs on all four units at SJGS at a lower cost to PNM customers. It has the added advantage of reducing other emissions beyond NOx, including SO2, particulate matter, CO2, and mercury, as well as reducing water usage.

In December 2013, PNM made a filing with the NMPRC requesting certain approvals necessary to effectuate the RSIP. In October 2014, PNM filed a stipulation with the NMPRC that, if approved, would have settled the case. A public hearing in the NMPRC case was held in January 2015. On April 8, 2015, the Hearing Examiner in the case issued a Certification of Stipulation, which recommended that the NMPRC reject the stipulation as proposed. Among other things, the certification cited the lack of final restructuring and post-2017 coal supply agreements for SJGS. PNM filed final executed restructuring and post-2017 coal supply agreements for SJGS in July 2015.

Following a NMPRC ordered facilitation process, PNM and several intervenors in the case agreed to a settlement agreement, which was filed with the NMPRC in August 2015. NEE filed in opposition to the agreement. The stipulating parties agreed that the October 2014 stipulation should be approved, as modified by the settlement agreement (collectively, the “Stipulated Settlement”). Under the terms of the Stipulated Settlement, PNM will:

•
Retire SJGS Units 2 and 3 (PNM’s current ownership interest totals 418 MW) at December 31, 2017 and recover, over 20 years, 50% (currently estimated to be approximately $127.6 million) of their undepreciated net book value at that date and earn a regulated return on those costs

•
Be granted a CCN for 132 MW in SJGS Unit 4, with an initial book value of zero, plus SNCR costs and whatever portion of BDT costs the NMPRC determines to be reasonable and prudent to be allowed for recovery in rates

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

•
Retire one MWh of RECs that include a zero-CO2 emission attribute beginning January 1, 2020 for every MWh produced by 197 MW of coal-fired generation from PNM’s ownership share of SJGS (the cost of these RECs would be capped at $7.0 million per year and recovered in rates)

•	Not recover approximately $20 million of increased operations and maintenance expenses and other costs incurred in connection with CAA compliance

A hearing on the Stipulated Settlement was held from October 13, 2015 through October 20, 2015. On November 16, 2015, the Hearing Examiner issued a Certification of Stipulation, essentially adopting the Stipulated Settlement. On December 16, 2015, following oral argument, the NMPRC issued a final order adopting the Certification of Stipulation issued by the Hearing Examiner.  The Hearing Examiner’s certification included a non-substantive change, which the signatories subsequently approved.

At December 31, 2015, PNM recorded a $127.6 million regulatory disallowance to reflect the write-off of the 50% of the estimated December 31, 2017 net book value that will not be recovered. A regulatory disallowance of $21.6 million was also recorded at December 31, 2015 for other unrecoverable costs based on the approved Stipulated Settlement. The new coal mine reclamation arrangement entered into in conjunction with the new coal supply agreement (“CSA”), discussed below and further described under Coal Supply in Note 16, resulted in a $16.5 million increase in the estimated liability recorded for coal mine reclamation. The expense recorded for this increase and the above disallowances are included in regulatory disallowances and restructuring costs on the Consolidated Statements of Earnings (Loss).

On January 14, 2016, NEE filed, with the NMSC, a Notice of Appeal of the NMPRC’s December 16, 2016 final order. In addition, on February 5, 2016, NEE filed, with the NMPRC, a motion for reconsideration of that final order based on recent developments related to the loan made by NM C apital to facilitate the sale of SJCC, which is discussed below. NEE alleges the loan is a transaction that, under the New Mexico Public Utility Act, requires prior NMPRC approval. PNM filed its response to NEE’s motion for reconsideration on February 18, 2016.

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

In June 2014, non-binding arrangements were reached among the SJGS owners that identified the participants who would be exiting active participation in SJGS effective December 31, 2017 and participants, including PNM, who would retain an interest in the ongoing operation of one or more units of SJGS. These arrangements provided the essential terms of restructured ownership of SJGS. These arrangements recognized the need to have greater certainty in regard to the economic cost and availability of fuel for SJGS for the period after December 31, 2017. See Coal Supply in Note 16.

The San Juan Project Restructuring Agreement (“RA”) sets forth the agreement among the SJGS owners regarding ownership restructuring and contains many of the provisions of the June 2014 arrangements. On December 31, 2017, PNM will acquire 132 MW of the capacity in SJGS Unit 4 from the California owners and PNMR Development will acquire 65 MW of such capacity. It is currently anticipated that PNMR Development will transfer the rights and obligations related to the 65 MW to PNM prior to December 31, 2017 in order to facilitate dispatch of power from that capacity. The Stipulated Settlement provides that PNM would treat the 65 MW as merchant utility plant that would be excluded from retail rates. The RA also sets forth the terms under which PNM would acquire the coal inventory of the exiting SJGS participants as of January 1, 2016 and will provide coal supply to the exiting participants during the period from January 1, 2016 through December 31, 2017, which arrangement PNM believes will provide economic benefits that will be passed on to PNM’s customers through the FPPAC.

The RA became effective contemporaneously with the effectiveness of the new CSA for SJGS. The effectiveness of the new CSA was dependent on the closing of the purchase of the existing coal mine operation by a new mine operator, which as discussed in Note 16 occurred on January 31, 2016. In support of the closing of the mine purchase and to facilitate PNM customer savings, NM Capital, a wholly owned subsidiary of PNMR, provided funding of $125.0 million to a ring-fenced, bankruptcy-remote, special-purpose entity that is a subsidiary of Westmoreland Coal Company (the “Purchaser”) to finance the purchase price. NM Capital was able to provide the $125.0 million financing to the Purchaser by first entering into a $125.0 million term loan agreement with a commercial bank. PNMR guarantees the obligations of NM Capital. The Westmoreland loan has a maturity date of February 1, 2021 and initially bears interest at a 7.25% rate plus LIBOR and escalates over time. The Purchaser must pay principal and interest quarterly to NM Capital in accordance with an amortization schedule. The Westmoreland loan has been structured to encourage prepayments and early retirement of the debt.

Under the terms of the CSA, PNM and the other SJGS owners are obligated to compensate SJCC for all reclamation liabilities associated with the supply of coal from the San Juan mine. In connection with certain mining permits relating to the operation of the San Juan mine, SJCC is required to post reclamation bonds of $161.6 million with the New Mexico Mining and Minerals Division. In order to facilitate the posting of reclamation bonds, PNMR, Westmoreland, and SJCC entered into a Reclamation Bond Agreement (the “Reclamation Bond Agreement”) with a surety. In connection with the Reclamation Bond Agreement, PNMR used $40.0 million of the available capacity under the PNMR Revolving Credit Facility to support a bank letter of credit arrangement with the surety. See Note 16.

The NM Capital loan and the letter of credit appear to result in PNMR being considered to have a variable interest in the Purchaser, including its subsidiary, SJCC.  Both of those entities would likely be considered to be variable interest entities (“VIEs”).  Under GAAP an enterprise that has the power to direct the activities that most significantly impact the economic performance of a VIE  is considered to be the VIE’s primary beneficiary and is required to consolidate the VIE.  Although PNMR has not completed its analysis of these arrangements, PNMR’s preliminary conclusion is that Westmoreland, as the parent of the Purchaser, has the ability to direct the SJCC mining operations, which will be the factor that most significantly impacts the economic performance of the Purchaser.  Accordingly, PNMR currently believes Westmoreland, and not PNMR, is the primary beneficiary of the Purchaser and that PNMR would not consolidate the Purchaser.

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
In addition to the regional haze rule, SJGS is required to comply with other rules currently being developed or implemented that affect coal-fired generating units, including rules regarding GHG under Section 111(d) of the CAA. Because of environmental upgrades completed in 2009, SJGS is well positioned to outperform the mercury limit imposed by EPA in the 2011 Mercury and Air Toxics Standards. The major environmental upgrades on each of the four units at SJGS have significantly reduced emissions of NOx, SO2, particulate matter, and mercury. Since 2006, SJGS has reduced NOx emissions by 49%, SO2 by 77%, particulate matter by 78%, and mercury by 98%.
Energy Efficiency

Energy efficiency also plays a significant role in helping to keep customers’ electricity costs low while continuing to meet their energy needs. PNM’s and TNMP’s energy efficiency and load management portfolios continue to achieve robust results. In 2015, annual energy saved as a result of PNM’s portfolio of energy efficiency programs was approximately 79 GWh. This is equivalent to the annual consumption of approximately 10,900 homes in PNM’s service territory. PNM’s load management and energy efficiency programs also help lower peak demand requirements. TNMP’s energy efficiency programs in 2015 resulted in energy savings totaling an estimated 18 GWh. This is equivalent to the annual consumption of approximately 1,660 homes in TNMP’s service territory.

Customer, Stakeholder, and Community Engagement

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

PNM continues to expand its environmental stakeholder outreach, piloting small environmental stakeholder dialogue groups on key issues such as renewable energy and energy efficiency planning. Recognizing the importance of environmental stewardship to customers and other stakeholders, PNM expanded engagement with environmental stakeholders to promote ongoing dialogue and input. Similarly, PNM proactively communicates with communities about its efforts and plans related to environmental stewardship. Customers take note of PNM’s efforts in this area. A nationally recognized customer satisfaction benchmark revealed gains in awareness of PNM’s efforts to improve environmental impact, as well as customer perceptions around the commitment to preserving the environment now and for future generations.

PNM expanded its integrated communication efforts with the launch of a new customer information website focused on PNM’s major regulatory filings, including BART at SJGS and PNM’s general rate case. The website, www.PowerforProgress.com, provides the details of current requests, as well as the background on PNM’s efforts to maintain reliability, keep prices affordable, and protect the environment. The website is designed to be a resource for the facts about PNM’s operations and community support efforts, including plans for building a sustainable energy future for New Mexico.
Through outreach, collaboration, and various community-oriented programs, PNMR has a demonstrated commitment to build productive relationships with stakeholders, including customers, regulators, legislators, and intervenors.
PNM continues its outreach efforts to connect low-income customers with nonprofit community service providers offering support and help with such needs as utility bills, food, clothing, medical programs, services for seniors, and weatherization. In 2015, PNM hosted 38 community events throughout its service territory to assist low-income customers. Furthermore, the PNM Good Neighbor Fund provided $0.4 million of assistance with utility bills to 3,554 families in 2015. In 2015, PNM committed funding of $0.6 million to the PNM Good Neighbor Fund.
The PNM Resources Foundation helps nonprofits become more energy efficient through Reduce Your Use grants. In 2013, PNMR committed funding of $3.5 million to the PNM Resources Foundation. For 2015, the foundation awarded $0.3 million to support 54 projects in New Mexico to provide shade structure installations, window replacements, and efficient appliance purchases. Since the program’s inception in 2008, Reduce Your Use grants have provided nonprofit agencies in New Mexico with a total of $1.9 million of support. In 2014, the PNM Resources Foundation launched a new grant program designed to help nonprofit organizations build more vibrant communities.  In 2014 and 2015, Power Up Grants in the aggregate amount of $0.5 million and $0.5 million were awarded to 24 and 34 nonprofits in New Mexico and Texas for projects ranging from creating community gathering spaces to revitalizing neighborhood parks to building a youth sports field.

In Texas, community outreach is centered first on local relationships, specifically with community leaders, nonprofit organizations and key customers in areas served by TNMP. Community liaisons serve in each of TNMP’s three geographic business areas, reaching out and ensuring productive lines of communication between TNMP and its customer base.

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

TNMP’s energy efficiency program discussed above provides unique offers to multiple customer groups, including residential, commercial, government, education, and nonprofit customers. These programs not only enable peak load and consumption reductions, particularly important when extreme weather affects Texas’ electric system, but also demonstrate TNMP’s commitment to more than just delivering electricity by partnering with customers to optimize their energy usage.

Economic Factors

In 2015 and 2014, PNM experienced decreases in weather-normalized retail load of 1.4% and 1.7%. PNM has been impacted by a sluggish economy in New Mexico, particularly the Albuquerque metropolitan area, which has lagged the nation in economic recovery. The economy in New Mexico continues to have mixed indicators. The employment growth recently in the Albuquerque metro area has been improving. New Mexico overall continues to experience softness that is driven primarily by low oil and natural gas prices. Although PNM does not serve the regions of the state that produce oil and gas, it is anticipated that the impacts of layoffs and the decrease in state royalty revenues will further soften the economies in PNM’s service territory to some degree, particularly in the Albuquerque metro area and Santa Fe, as the state deals with budget shortfalls. TNMP experienced increases in weather normalized retail load of 2.6% and 3.2% in 2015 and 2014. Since the recent recession, Texas has fared better than the national average in job growth and unemployment although there has been some recent softening in job growth, particularly in the Houston area that appears to be related to lower oil prices.

Results of Operations

A summary of net earnings attributable to PNMR is as follows:

	Year Ended December 31,			Change
	2015	2014	2013	2015/2014	2014/2013
	(In millions, except per share amounts)

Net earnings	$15.6	$116.3	$100.5	$(100.7)	$15.8
Average diluted common and common equivalent shares	80.1	80.3	80.4	(0.2)	(0.1)
Net earnings per diluted share	$0.20	$1.45	$1.25	$(1.25)	$0.20

The components of the changes in earnings from continuing operations attributable to PNMR by segment are:

	Change
	2015/2014	2014/2013
	(In millions)
PNM	$(102.6)	$(0.8)
TNMP	4.2	8.7
Corporate and Other	(2.2)	7.8
Net change	$(100.7)	$15.8
PNMR’s operational results were affected by the following:

•
The $165.7 million pre-tax write-off recorded for regulatory disallowances and restructuring costs due to agreements among the owners of SJGS necessary to bring SJGS into compliance with the CAA and PNM’s related regulatory proceedings (Note 16)

•	Lower retail load at PNM, partially offset by higher retail load at TNMP

•	Rate increases for PNM and TNMP – additional information about these rate increases is provided in Note 17

•	Weather

•	Reduced rent payments upon renewal of leases for PVNGS Unit 1

•	A refund of amounts previously paid under the FERC tariff for gas transportation agreements and settlement of a complaint filed at FERC against SPS Note 16)

•	Net unrealized gains and losses on mark-to-market economic hedges for sales and fuel costs not recoverable under PNM’s FPPAC

•	Changes in other income (deductions), primarily related to gains and losses on available-for-sale securities, a third-party pre-treatment process for coal at SJGS, and equity AFUDC

•	Increased income tax expense due to impairments of state tax credit, state net operating loss, and charitable contribution carryforwards, as well as a tax rate change in New Mexico Note 11

•	Fluctuations in prices for sales of power from PVNGS Unit 3

•	Other factors impacting results of operation for each segment are discussed under Results of Operations below

Liquidity and Capital Resources
PNMR has a $300.0 million revolving credit facility and PNM has a $400.0 million revolving credit facility, both of which have been extended to expire in October 2020. Both facilities provide capacities for short-term borrowing and letters of credit. In addition, PNM has a $50.0 million revolving credit facility, which expires in January 2018, with banks having a significant presence in New Mexico and TNMP has a $75.0 million revolving credit facility, which expires in September 2018. Total availability for PNMR on a consolidated basis was $598.2 million at February 19, 2016. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.
The Company projects that its total capital requirements, consisting of construction expenditures and dividends, will total $2,390.1 million for 2016-2020. The construction expenditures include estimated amounts related to the identified sources of replacement capacity under the revised plan for compliance described in Note 16, environmental upgrades at SJGS and Four Corners, and the purchase of the assets underlying three of the PVNGS Unit 2 leases at the expiration of those leases. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2016-2020 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements.
RESULTS OF OPERATIONS
Segment Information
The following discussion is based on the segment methodology that PNMR’s management uses for making operating decisions and assessing performance of its various business activities. See Note 2 for more information on PNMR’s operating segments.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Also, refer to Disclosure Regarding Forward Looking Statements in Part I, Item 1 and to Risk Factors in Part I, Item 1A.

PNM
The table below summarizes operating results for PNM:

	Year Ended December 31,			Change
	2015	2014	2013	2015/2014	2014/2013
	(In millions)
Electric operating revenues	$1,131.2	$1,147.9	$1,116.3	$(16.7)	$31.6
Cost of energy	391.1	403.6	374.7	(12.5)	28.9
Margin	740.1	744.3	741.6	(4.2)	2.7
Operating expenses	591.0	422.1	428.6	168.9	(6.5)
Depreciation and amortization	115.7	109.5	103.8	6.2	5.7
Operating income	33.4	212.7	209.2	(179.3)	3.5
Other income (deductions)	33.5	20.8	21.5	12.7	(0.7)
Interest charges	(80.0)	(79.4)	(79.2)	(0.6)	(0.2)
Segment earnings (loss) before income taxes	(13.1)	154.1	151.5	(167.2)	2.6
Income (taxes) benefit	12.8	(52.6)	(48.8)	65.4	(3.8)
Valencia non-controlling interest	(14.9)	(14.1)	(14.5)	(0.8)	0.4
Preferred stock dividend requirements	(0.5)	(0.5)	(0.5)	—	—
Segment earnings (loss)	$(15.8)	$86.8	$87.6	$(102.6)	$(0.8)

The following table shows PNM operating revenues by customer class and average number of customers:

	Year Ended December 31,			Change
	2015	2014	2013	2015/2014	2014/2013
	(In millions, except customers)
Residential	$428.0	$411.4	$411.6	$16.6	$(0.2)
Commercial	437.3	428.1	415.6	9.2	12.5
Industrial	75.3	73.0	74.6	2.3	(1.6)
Public authority	26.2	25.3	25.7	0.9	(0.4)
Economy energy service	35.1	39.1	32.9	(4.0)	6.2
Transmission	33.2	38.3	38.2	(5.1)	0.1
Firm-requirements wholesale	31.3	38.3	42.4	(7.0)	(4.1)
Other sales for resale	63.2	82.5	67.5	(19.3)	15.0
Mark-to-market activity	(5.3)	6.0	0.3	(11.3)	5.7
Other	6.9	5.9	7.5	1.0	(1.6)
	$1,131.2	$1,147.9	$1,116.3	$(16.7)	$31.6
Average retail customers (thousands)	514.9	511.2	508.2	3.7	3.0

The following table shows PNM GWh sales by customer class:

	Year Ended December 31,			Change
	2015	2014	2013	2015/2014	2014/2013
	(Gigawatt hours)
Residential	3,185.4	3,169.1	3,304.3	16.3	(135.2)
Commercial	3,800.5	3,874.3	3,954.8	(73.8)	(80.5)
Industrial	957.3	984.1	1,041.2	(26.8)	(57.1)
Public authority	246.5	251.2	266.4	(4.7)	(15.2)
Economy energy service (1)	796.4	758.6	719.3	37.8	39.3
Firm-requirements wholesale	444.5	527.6	654.1	(83.1)	(126.5)
Other sales for resale	2,110.9	2,271.5	2,061.9	(160.6)	209.6
	11,541.5	11,836.4	12,002.0	(294.9)	(165.6)

(1)
PNM purchases energy for a major customer on the customer’s behalf and delivers the energy to the customer’s location through PNM’s transmission system. PNM charges the customer for the cost of the energy as a direct pass through to the customer with no impact to PNM’s margin so there is only a minor impact in margin resulting from providing ancillary services. Although KWh sales to this customer increased in 2015, revenue decreased due to lower market prices.

Operating Results – 2015 Compared to 2014

Operating Revenues, Cost of Energy and Margin – The table below summarizes the significant changes to total revenues, cost of energy, and margin:

	2015/2014 Change
	Total Revenues	Cost of Energy	Margin
	(In millions)
Weather normalized customer usage/load	$(8.7)	$—	$(8.7)
Impacts of weather	2.1	—	2.1
Lower transmission margin, primarily resulting from expiration of long-term contracts	(5.4)	(0.3)	(5.1)
Higher FPPAC billings (Note 17)	10.1	10.1	—
Wholesale contracts, primarily due to the expiration of Gallup contract (Note 17)	(6.1)	(2.7)	(3.4)
Rio Bravo purchase and termination of PPA on July 17, 2014 (Note 9)	—	(3.6)	3.6
Renewable energy rider rate increase, partially offset by the purchase of REC’s and renewable power (Note 17)	10.0	3.7	6.3
Lower market prices of unrealized economic hedges, primarily associated with PVNGS Unit 3	(11.2)	0.5	(11.7)
Refund under FERC tariff for gas transportation agreement and SPS settlement (Note 16)	—	(5.4)	5.4
Off-system and economy energy sales (not included in the FPPAC)	(11.1)	(10.6)	(0.5)
Other	3.6	(4.2)	7.8
Net change	$(16.7)	$(12.5)	$(4.2)

Changes in total revenues, cost of energy, and margin are primarily due to:

•
PNM’s weather normalized retail KWh sales were 1.4% lower in 2015 compared to 2014, primarily resulting from a sluggish economy in New Mexico, particularly in the Albuquerque metropolitan area, which has lagged the nation in economic recovery

•	Warmer summer weather and colder winter weather increased revenue in 2015; cooling degree days were 5.7% higher and heating degree days were 2.9% higher in 2015 than in 2014

•
The June 29, 2014 expiration of PNM’s contract with Gallup, its second largest wholesale generation customer, reduced revenues, cost of energy, and margin; these decreases were partially offset by an increase in off-system sales and lower fuel expenses that would have otherwise been used to serve Gallup

•
In January 2015, PNM increased the rate charged under the renewable rider to include PNM-owned solar facilities completed in 2014; cost of energy, which reflects the purchase of RECs and renewable power under PPAs increased in 2015, primarily due to the addition of Red Mesa Wind; increases in revenues and margin for PNM’s renewable rider are partially offset by increases in operating expenses and depreciation

•
In 2015, PNM negotiated new gas transportation agreements with EPNG, resulting in the refund of previously paid gas fixed-transportation costs under the EPNG FERC tariff and establishing new reduced rates through October 31, 2022; this refund decreased the cost of energy and increased margin $4.0 million in 2015; the newly established rates are anticipated to decrease gas transportation costs approximately $0.8 million on an annual basis

Operating expenses – Changes in operating expenses are primarily due to:

•	2015 pre-tax write-off of $165.7 million associated with the BART determination and the ownership restructuring of SJGS discussed in Note 16

•	Higher plant maintenance costs of $8.9 million primarily at SJGS and PVNGS

•	Higher employee medical expenses of $4.6 million, primarily due to unfavorable claims experience, including an unusually high number of large dollar claims

•	Higher costs associated with exploring alternative fuel supply for SJGS of $2.2 million

•	Higher energy efficiency rider program costs and renewable rider costs of $2.3 million and $0.4 million, which are offset in revenues

•	Lower rentals of $16.0 million related to renewal of the PVNGS Unit 1 leases (See Note 7) on January 15, 2015

•	Lower costs of $2.1 million associate with the termination of the EIP lease on April 1, 2015

Depreciation and amortization – The increase in depreciation and amortization expense is primarily due to additions of utility plant in service, including PNM-owned solar PV facilities and the Rio Bravo purchase.

Other income (deductions) – Changes in other income (deductions) are primarily due to:

•
Higher pre-tax gains, net of impairments, of $5.5 million on available-for-sale securities, reflecting performance of the NDT and the trust for coal mine reclamation, partially offset by higher fees and taxes on the NDT of $2.0 million

•	Higher income of $4.0 million from refined coal (a third-party pre-treatment process, which began November 2014) at SJGS

•	Higher equity AFUDC of $5.0 million due to increased levels of construction

Interest charges – Interest charges increased in 2015 compared to 2014 primarily due to higher costs of borrowing for the $250.0 million Senior Unsecured Notes issued on August 11, 2015 Note 6 compared to the debt paid off with the proceeds of that offering, partially offset by higher debt AFUDC.

Income taxes – Income taxes decreased primarily due to the effects of the pretax loss in 2015. The extension of bonus depreciation for income tax purposes reduces anticipated future taxable income, which resulted in impairments of New Mexico net operating loss carryforwards of $3.6 million in 2015 and $2.1 million in 2014. Income tax expense in 2015 also includes $1.8 million due to the reversal of certain deferred tax items related to the BART determination for SJGS. See Note 11. Equity AFUDC is recorded in other income (deductions), but is not included in income for income tax purposes. The impacts of this permanent difference reduced income tax expense by $1.7 million in 2015 compared to 2014.

Operating Results – 2014 Compared to 2013

Operating Revenues, Cost of Energy and Margin – The table below summarizes the significant changes to total revenues, cost of energy, and margin:

	2014/2013 Change
	Total Revenues	Cost of Energy	Margin

Weather normalized customer usage/load	$(10.9)	$—	$(10.9)
Impacts of weather	(11.0)	—	(11.0)
Transmission rate increases in August 2013 and May 2014 (Note 17)	2.0	0.9	1.1
FPPAC billings (Note 17)	23.0	23.0	—
Wholesale contracts, primarily due to the expiration of Gallup contract (Note 17)	(1.2)	(1.6)	0.4
Rio Bravo purchase and termination of PPA on July 17, 2014 (Note 9)	—	(3.3)	3.3
Renewable energy rider rate increase, partially offset by the purchase of REC’s and renewable power (See Note 17)	10.2	3.7	6.5
Higher market prices of unrealized economic hedges, primarily associated with PVNGS Unit 3	5.7	1.1	4.6
Off-system and economy energy sales (not included in the FPPAC)	2.1	4.7	(2.6)
Higher unregulated margin	5.3	(1.8)	7.1
Other	6.4	2.2	4.2
Net change	$31.6	$28.9	$2.7

Changes in total revenues, cost of energy, and margin are primarily due to:

•	PNM’s weather normalized retail KWh sales were 1.7% lower in 2014 compared to 2013, primarily due to New Mexico’s sluggish economy

•	Milder weather decreased revenue in 2014; cooling degree days were 7.4% lower and heating degree days were 12.7% lower in 2014 than in 2013

•
The expiration of PNM’s contract with Gallup on June 29, 2014 reduced revenues, cost of energy, and margin; these decreases were partially offset by an increase in off-system sales and lower fuel expenses that would have otherwise been used to serve Gallup; a new wholesale contract with the Jicarilla Apache Nation increased revenues and margin in 2014 by $1.0 million

•
In January 2014, PNM increased the rate charged under the renewable rider to include PNM-owned solar facilities completed in 2013; cost of energy reflects increased purchase of RECs and renewable power under PPAs; increases in revenues and margin for PNM’s renewable rider are partially offset by increases in operating expenses and depreciation

•
Higher market prices combined with higher available generation associated with PVNGS Unit 3 increased unregulated revenues by $5.3 million in 2014; gas imbalance settlements in 2014, which did not occur in 2013, lowered cost of energy $2.1 million

Operating expenses – Changes in operating expenses are primarily due to:

•	PNM recorded a $10.5 million regulatory disallowance of the FPPAC under-collected balance in 2013, which did not occur in 2014 (See Note 17)

•	PNM made contributions of $3.3 million in 2013 to the PNM Resources Foundation and Good Neighbor Fund, which did not occur in 2014

•	Lower labor and employee benefit costs of $2.4 million and $0.6 million

•	Higher capitalization of administrative and general expenses, which decreases operating expenses, of $2.7 million due to higher capital spending in 2014.

•	Increase plant maintenance costs of $6.1 million, primarily at Four Corners, PVNGS, and PNM’s natural gas plants

•	Higher energy efficiency rider program costs and higher renewable rider costs of $3.2 million and $0.4 million, which are offset in revenue.

•	Higher property taxes of $2.4 million due to increased plant in service and higher assessed values

Depreciation and amortization – Depreciation and amortization expense increased primarily due to additions to utility plant in service, including PNM-owned solar PV facilities and the Rio Bravo purchase.

Other income (deductions) – Other income (deductions) decreased primarily due to lower interest income on the PVNGS lessor notes reflecting lower outstanding balances.

Interest charges – Interest charges increased primarily due to interest costs associated with the construction of PNM-owned solar PV facilities.

Income taxes – Income taxes increased primarily due to the effects of higher pretax income in 2014. The Company also settled an IRS examination in 2014, which resulted in PNM recording an additional income tax expense of $1.1 million. An income tax benefit of $1.3 million reflected in the Corporate and Other segment offsets this amount.

TNMP
The table below summarizes the operating results for TNMP:

	Year Ended December 31,			Change
	2015	2014	2013	2015/2014	2014/2013
	(In millions)
Electric operating revenues	$307.9	$287.9	$271.6	$20.0	$16.3
Cost of energy	73.5	67.9	57.6	5.6	10.3
Margin	234.4	220.0	214.0	14.4	6.0
Operating expenses	88.1	84.4	91.6	3.7	(7.2)
Depreciation and amortization	56.3	50.1	50.2	6.2	(0.1)
Operating income	90.0	85.6	72.2	4.4	13.4
Other income (deductions)	3.7	2.1	1.9	1.6	0.2
Interest charges	(27.7)	(27.4)	(27.4)	(0.3)	—
Segment earnings before income taxes	66.1	60.3	46.7	5.8	13.6
Income (taxes)	(24.1)	(22.5)	(17.6)	(1.6)	(4.9)
Segment earnings	$42.0	$37.8	$29.1	$4.2	$8.7

The following table shows TNMP operating revenues by retail tariff consumer class and average number of consumers:

	Year Ended December 31,			Change
	2015	2014	2013	2015/2014	2014/2013
	(In millions, except customers)
Residential	$120.8	$114.8	$111.3	$6.0	$3.5
Commercial	103.0	99.7	95.1	3.3	4.6
Industrial	16.3	15.0	13.1	1.3	1.9
Other	67.8	58.4	52.1	9.4	6.3
	$307.9	$287.9	$271.6	$20.0	$16.3
Average consumers (thousands) (1)	241.6	238.2	235.1	3.4	3.1

(1)
TNMP provides transmission and distribution services to REPs that provide electric service to customers in TNMP’s service territories. The number of consumers above represents the customers of these REPs. Under TECA, consumers in Texas have the ability to choose any REP to provide energy.

The following table shows TNMP GWh sales by retail tariff consumer class:

	Year Ended December 31,			Change
	2015	2014 (1)	2013 (1)	2015/2014	2014/2013
	(Gigawatt hours)
Residential	2,912.0	2,802.8	2,796.7	109.2	6.1
Commercial	2,654.1	2,583.7	2,472.9	70.4	110.8
Industrial	2,804.9	2,708.2	2,576.8	96.7	131.4
Other	101.0	102.1	104.5	(1.1)	(2.4)
	8,472.0	8,196.7	7,950.9	275.2	245.9

(1)	The 2014 and 2013 GWh amounts reflect a reclassification of 18.9 GWh and 21.7 GWh from industrial to commercial to be consistent with the current year presentation.

Operating results – 2015 compared to 2014

Operating Revenues, Cost of Energy and Margin – The table below summarizes the significant changes to total revenues, cost of energy, and margin:

	2015/2014 Change
	Total Revenues	Cost of Energy	Margin
	(In millions)
Transmission cost of service rate increases in March and September of 2015 and 2014 (See Note 17)	$8.0	$—	$8.0
Weather normalized customer usage/load	2.0	—	2.0
Customer growth of 1.5% in 2015	1.0	—	1.0
Impacts of weather	(0.2)	—	(0.2)
Recovery of third-party transmission costs	5.6	5.6	—
Higher AMS surcharge revenues due to increased AMS deployment which are offset in O&M (See Note 17)	4.9	—	4.9
Lower energy efficiency incentive in 2015 (See Note 17)	(0.8)	—	(0.8)
Other	(0.5)	—	(0.5)
Net change	$20.0	$5.6	$14.4

Changes in total revenues, cost of energy, and margin are primarily due to:

•
The Texas economy has fared better than the national average in job growth and unemployment growth, increasing weather normalized retail KWh sales 2.6% in 2015; the weather normalized load impacts are primarily related to the residential class

•
Weather had minimal impacts on margin as heating degree days were 12.2% lower and cooling degree days were 6.4% higher than in 2014; due to the climate in TNMP’s service territories, variances in cooling degree days have a much larger impact than variances in heating degree days

•
Changes in costs charged by third-party transmission providers are deferred and recovered through a transmission cost recovery factor; higher third party transmission costs of energy resulted in, and are offset by, TNMP rate increases for the recovery of these costs

Operating expenses – Changes in operating expenses are primarily due to:

•	Increased employee medical expenses of $2.4 million, due primarily to unfavorable claims experience, including an unusually high number of large dollar claims

•	Increased property taxes of $1.4 million, due primarily to increases in utility plant in service and higher assessed values

•	Higher operating expenses of $1.1 million associated with the AMS deployment, which are recovered through the AMS surcharge

•	Higher capitalization of administrative and general expenses of $0.9 million decreased operating expenses due to the mix of transmission and distribution construction expenditures

Depreciation and amortization – Depreciation and amortization expense increased in 2015 primarily due to $2.9 million from greater AMS deployment, $2.5 million from other increases in utility plant in service, and $0.8 million from increased amortization of the CTC regulatory asset.

Other income (deductions) – Other income (deductions) increased in 2015 due primarily to an increase in contributions in aid of construction.

Interest charges – Interest charges increased in 2015 primarily due to the issuance of $80.0 million of long-term debt on June 27, 2014, partially offset by the maturity of $50.0 million of long-term debt on June 30, 2014.

Income taxes – Income taxes increased in 2015 primarily due to higher pretax income in 2015.

Operating results – 2014 compared to 2013

Operating Revenues, Cost of Energy and Margin – The table below summarizes the significant changes to total revenues, cost of energy, and margin:

	2014/2013 Change
	Total Revenues	Cost of Energy	Margin

Transmission cost of service rate increases in March and September of 2014 and 2013 (See Note 17)	$6.3	$—	$6.3
Weather normalized customer usage/load	0.5	—	0.5
Customer growth of 1.3% in 2014	1.7	—	1.7
Impacts of weather	(2.0)	—	(2.0)
Recovery of third-party transmission costs	10.3	10.3	—
Higher AMS surcharge revenues due to increased AMS deployment (See Note 17)	4.0	—	4.0
Lower Hurricane Ike surcharge revenues due to termination of surcharge upon full recovery of associated costs in November 2013	(4.8)	—	(4.8)
Higher energy efficiency incentive in 2014 (See Note 17)	0.8	—	0.8
Other	(0.5)	—	(0.5)
Net change	$16.3	$10.3	$6.0

Changes in total revenues, cost of energy, and margin are primarily due to:

•	A strong Texas economy helped increase weather normalized retail KWh sales 3.2% in 2014, primarily related to the commercial class

•	Milder weather in the summer decreased revenues as cooling degree days were 2.2% lower and heating degree days were 2.0% higher than in 2014

•	Higher costs charged by third-party transmission providers, which are deferred and recovered through a transmission cost recovery factor

•	Changes in AMS and Hurricane Ike surcharge revenues are offset in operating expenses and depreciation and amortization

Operating expenses – Changes in operating expenses are primarily due to:

•	Higher capitalization of administrative and general expenses, which decreases operating expenses, of $2.9 million due higher capital spending in 2014

•	Lower employee healthcare costs of $2.1 million primarily due to lower claims experience

•	2013 write-off of $0.5 million in costs incurred in an effort to securitize the remaining CTC costs

•	2013 contributions to the PNM Resources Foundation of $0.7 million

•	Lower energy efficiency program expenses of $0.3 million and lower rate case expense amortization of $0.7 million

Depreciation and amortization – Depreciation and amortization expense decreased primarily due to $4.7 million lower amortization of the Hurricane Ike regulatory asset, which was offset by higher depreciation expense of $1.6 million due to an increase in utility plant in service, $2.2 million increase from greater AMS deployment, and $0.7 million from higher CTC amortization.

Other income (deductions) – Other income (deductions) increased primarily due to an increase in contributions in aid of construction.

Income taxes – Income taxes increased primarily to higher pretax income in 2014.

Corporate and Other
The table below summarizes the operating results for Corporate and Other:

	Year Ended December 31,			Change
	2015	2014	2013	2015/2014	2014/2013
		(In millions)
Electric operating revenues	$—	$—	$—	$—	$—
Cost of energy	—	—	—	—	—
Margin	—	—	—	—	—
Operating expenses	(14.9)	(14.5)	(18.3)	(0.4)	3.8
Depreciation and amortization	13.9	13.1	12.8	0.8	0.3
Operating income	0.9	1.4	5.5	(0.5)	(4.1)
Other income (deductions)	(0.6)	(2.4)	(13.7)	1.8	11.3
Interest charges	(7.2)	(12.8)	(14.9)	5.6	2.1
Segment earnings (loss) before income taxes	(6.9)	(13.8)	(23.1)	6.9	9.3
Income (taxes) benefit	(3.7)	5.4	6.9	(9.1)	(1.5)
Segment earnings (loss)	$(10.6)	$(8.4)	$(16.2)	$(2.2)	$7.8

Corporate and Other operating expenses shown above are net of amounts allocated to PNM and TNMP under shared services agreements. The amounts allocated include certain expenses shown as depreciation and amortization and other income (deductions) in the table above. Depreciation expense increases are primarily due to additions of computer software. Substantially all depreciation and amortization expense is offset in operating expenses as a result of allocation of these costs to other business segments.

Operating results – 2015 compared to 2014

Other income (deductions) – Other income (deductions) increases primarily due to the $3.1 million impact of PNMR Development’s share of the fee resulting from the ownership restructuring of SJGS, which was recorded at December 31, 2015 (Note 16. This was partially offset by the 2015 write off of $1.1 million for investments related to a former PNMR subsidiary, which ceased operations in 2008.

Interest charges – Interest charges decreased in 2015 primarily due to the maturity of PNMR’s $118.8 million of 9.25% Senior Unsecured Notes Series A on May 15, 2015 partially offset by PNMR’s new $150.0 million Term Loan Agreement entered into on March 9, 2015. A decrease in overall short-term borrowings and lower interest rates also reduced interest expense.

Income taxes – The increase in income taxes (benefit) reflects changes in income before income taxes. The extension of bonus depreciation for income tax purposes reduces anticipated future taxable income, which resulted in impairments of the deferred tax assets recorded for New Mexico net operating loss, New Mexico wind energy production tax credit, and charitable contribution carryforwards aggregating $6.8 million and $1.9 million in 2015 and 2014 Note 11. The settlement of an IRS examination in 2014 which resulted in an income tax benefit of $1.3 million also contributed to the increase.

Operating results – 2014 compared to 2013

Operating expenses - Operating expenses decreased in 2014 primarily due to the allocation of $4.0 million of the Company’s 2013 contributions to the PNM Resources Foundation and financial support to the PNM Good Neighbor Fund, recorded in other income (deductions), which did not recur in 2014.

Other income (deductions) – Changes in other income (deductions) are primarily due to:

•
Increase due to the $4.0 million contribution in 2013 to the PNM Resources Foundation and financial support to the PNM Good Neighbor Fund, which were allocated to PNM and TNMP reducing operating expenses as discussed above

•	Increase due to 2013 losses of $3.3 million on the repurchase of $23.8 million of PNMR’s 9.25% senior unsecured notes (Note 6)

•	Increase due to $3.6 million lower amortization related to corporate investments that became fully amortized in 2013

Interest charges – Interest charges decreased in 2014 primarily due to the repurchase of $23.8 million of 9.25% senior unsecured notes in 2013, as well as a decrease in overall short-term borrowings and lower interest rates.

Income taxes – Income taxes decreased in 2014 compared to 2013 primarily due to the settlement of an IRS examination in 2014 which resulted in an income tax benefit of $1.3 million. An additional income tax expense of $1.1 million reflected in the PNM segment offsets this amount.

LIQUIDITY AND CAPITAL RESOURCES
Statements of Cash Flows
The information concerning PNMR’s cash flows is summarized as follows:

	Year Ended December 31,			Change
	2015	2014	2013	2015/2014	2014/2013
	(In millions)
Net cash flows from:
Operating activities	$386.9	$414.9	$386.6	$(28.0)	$28.3
Investing activities	(544.5)	(485.3)	(331.4)	(59.2)	$(153.9)
Financing activities	175.4	96.2	(61.6)	79.2	157.8
Net change in cash and cash equivalents	$17.8	$25.7	$(6.5)	$(8.0)	$32.2

Changes in PNMR’s cash flows from operating activities result from net earnings, adjusted for items impacting earnings that do not provide or use cash. See Results of Operations above. Certain changes in assets and liabilities resulting from normal operations also impact operating cash flows. Cash flows from operating activities also increased $55.4 million in 2015 compared to 2014 related to the collection of amounts under PNM’s FPPAC, primarily resulting from the cap on amounts passed through to ratepayers prior to June 30, 2014. In addition, PNMR received income tax refunds of $1.9 million in 2015 and $2.6 million in 2014 compared to refunds received of $95.3 million in 2013. PNMR made contributions to the PNM and TNMP pension and other postretirement benefit plans of $35.5 million in 2015 compared to $5.4 million in 2014 and $66.5 million in 2013. These increases were offset by refunds of $15.2 million made to customers related to the settlement of PNM’s transmission rate case in 2013.

The changes in PNMR’s cash flows from investing activities relate primarily to increases in plant additions of $97.9 million in 2015 compared to 2014 and $112.6 million in 2014 compared to 2013. At PNM, total utility plant additions were $88.0 million higher in 2015 compared to 2014, including increased generation additions of $47.0 million, renewable additions of $34.4 million, transmission and distribution additions of $3.8 million, and nuclear fuel purchases of $2.8 million. PNM total utility plant additions were $76.9 million higher in 2014 compared to 2013, including increases in generation additions of $40.0 million, transmission and distribution additions of $33.5 million and nuclear fuel purchases of $4.8 million offset by a decrease in renewable additions of $1.4 million. TNMP utility plant additions decreased $2.6 million in 2015 compared to 2014, including decreases in transmission additions of $17.6 million and AMS additions of $4.9 million offset by an increase in distribution additions of $16.1 million. TNMP utility plant additions increased by $38.1 million in 2014 compared to 2013, including increases in distribution additions of $18.7 million, transmission additions of $17.8 million and AMS additions of $1.6 million. Corporate and other plant additions were $12.5 million higher in 2015 compared to 2014, including PNMR Development utility plant additions of $8.2 million and computer hardware and software additions of $4.3 million. Corporate and other plant additions decreased by $2.3 million in 2014 compared to 2013 related to computer hardware and software additions. Construction expenditures were funded primarily through cash flows from operating activities and short-term borrowings. Investing activities includes $2.6 million from the sale of Gallup assets in 2015 and $36.2 million for the acquisition of Rio Bravo in 2014 as discussed in Note 9.

The changes in PNMR’s cash flows from financing activities include an increase in net short-term borrowings of $188.6 million in 2015 compared to 2014. Long-term borrowings in 2015 include the $150.0 million PNMR 2015 Term Loan Agreement and $25.0 million of additional long-term borrowings under the PNM Multi-draw Term Loan. PNMR used portions of the proceeds to repay $118.8 million of 9.25% Senior Unsecured Notes, Series A, that matured on May 15, 2015. In addition, PNM issued $250.0 million aggregate principal amounts of its 3.850% Senior Unsecured Notes due 2025. PNM used the proceeds to repay the $175.0 million PNM 2014 Term Loan Agreement and other outstanding short-term borrowings, including PNM’s intercompany loan from PNMR. In 2015, PNM also successfully remarketed $39.3 million of PCRBs. In 2014, PNMR’s cash flows from financing activity also include a reduction in net short-term borrowings of $34.1 million compared to 2013. Long-term borrowings in 2014 include the $175.0 million PNM 2014 Term Loan agreement and $100.0 million of the $125.0 million PNM Multi-draw Term Loan, which were used to repay amounts under the existing PNM 2013 Term Loan Agreement and other short-term borrowings. In addition, 2014 includes the issuance of $80.0 million in long-term debt at TNMP, which was used to repay amounts under the existing TNMP 2011 Term Loan Agreement and other short-term borrowings. Long-term borrowings in 2013 include the $75.0 PNM 2013 Term Loan Agreement. In addition, $13.0 million was paid in connection with TNMP’s debt exchange and $26.9 million was paid by PNMR to repurchase $23.8 million of its outstanding 9.25% Senior Unsecured Notes, Series A, due 2015, in 2013.
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

On March 9, 2015, PNMR entered into the $150.0 million PNMR 2015 Term Loan Agreement. The PNMR 2015 Term Loan Agreement bears interest at a variable rate, which was 1.22% at December 31, 2015, and must be repaid on or before March 9, 2018. The PNMR 2015 Term Loan Agreement includes customary covenants and conditions. PNMR utilized a portion of the proceeds from the PNMR 2015 Term Loan Agreement and borrowings under the PNMR Revolving Credit Facility to retire the $118.8 million of 9.25% Senior Unsecured Notes, Series A when they matured on May 15, 2015. In September 2015, PNMR entered into a hedging agreement whereby it effectively established a fixed interest rate of 1.927% for borrowings under the PNMR 2015 Term Loan Agreement for the period from January 11, 2016 through March 9, 2018.

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

On December 17, 2015 TNMP entered into an agreement, which provided that TNMP would issue $60.0 million aggregate principal amount of 3.53% first mortgage bonds, due 2026, on or about February 10, 2016. TNMP issued the Series 2016A Bonds on February 10, 2016 and used the proceeds to reduce short-term debt and intercompany debt.

On December 21, 2015, PNMR amended and restated the $100.0 million PNMR Term Loan Agreement by entering into the PNMR Third Amended and Restated Term Loan Agreement that increased the amount of the loan to $150.0 million and extended its maturity to December 21, 2016.

PNMR, PNM, and TNMP are subject to debt-to-capital ratio requirements of less than or equal to 65%.  These ratios for PNMR and PNM include the present value of payments under the PVNGS leases as debt. At December 31, 2015, interest rates on outstanding borrowings were 1.26% for the PNMR Term Loan Agreement, 1.22% for the PNMR 2015 Term Loan Agreement, and 0.99% for the PNM Multi-draw Term Loan.

As discussed in Note 16, NM Capital, a wholly owned subsidiary of PNMR, entered into a $125.0 million term loan agreement (the “BTMU Term Loan Agreement”), among NM Capital, The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), as lender, and BTMU, as Administrative Agent, as of February 1, 2016. The BTMU Term Loan Agreement has a maturity date of February 1, 2021 and bears interest at a rate based on LIBOR plus a customary spread. PNMR, as parent company of NM Capital, has guaranteed NM Capital’s obligations. NM Capital utilized the proceeds of the BTMU Term Loan Agreement to provide funding of $125.0 million to a ring-fenced, bankruptcy-remote, special-purpose entity that is a subsidiary of Westmoreland Coal Company to finance the purchase price of the stock of SJCC.
Capital Requirements
Total capital requirements consist of construction expenditures and cash dividend requirements for PNMR common stock and PNM preferred stock. Key activities in PNMR’s current construction program include:

•	Upgrading generation resources, including expenditures for compliance with environmental requirements and for renewable energy resources

•	Expanding the electric transmission and distribution systems

•	Purchasing nuclear fuel

Projected capital requirements for 2016-2020 are:

	2016	2017-2020	Total
	(In millions)
Construction expenditures	$546.8	$1,490.2	$2,037.0
Dividends on PNMR common stock	70.1	280.4	350.5
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$617.4	$1,772.7	$2,390.1

The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include $100.8 million related to the identified sources of replacement capacity under the revised plan for compliance described in Note 16, environmental upgrades of $3.0 million at SJGS and $88.7 million at Four Corners, and the January 2016 purchase of the assets underlying three of the PVNGS Unit 2 leases at the expiration of those leases for $163.3 million. Expenditures for environmental upgrades are estimated to be $46.9 million in 2016. See Note 16 and Commitments and Contractual Obligations below. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to be able to pay dividends to PNMR. Note 5 describes regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.
During the year ended December 31, 2015, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and the additional borrowings described under Financing Activities above.

In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt that must be paid or refinanced at maturity. PNMR’s $118.8 million of 9.25% Senior Unsecured Notes, Series A matured and were repaid on May 15, 2015; $39.3 million of PNM’s PCRBs were subject to mandatory tender for remarketing on June 1, 2015 (the bonds were remarketed on that date and are next subject to mandatory tender for remarketing on June 1, 2020); the $175.0 million PNM 2014 Term Loan Agreement was repaid on August 12, 2015; and the $125.0 million PNM Multi-draw Term Loan matures on June 21, 2016. Note 6 contains additional information about the maturities of long-term debt. Also, the one-year $150.0 million PNMR Term Loan Agreement matures on December 21, 2016. PNMR and PNM anticipate that funds to repay the long-term debt maturities and term loans will come from entering into new arrangements similar to the existing agreements, borrowing under their revolving credit facilities, issuance of new long-term debt, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.
Liquidity
PNMR’s liquidity arrangements include the PNMR Revolving Credit Facility and the PNM Revolving Credit Facility both of which have been extended to expire in October 2020 and the TNMP Revolving Credit Facility that expires in September 2018. The PNMR Revolving Credit Facility has a financing capacity of $300.0 million, the PNM Revolving Credit Facility has a financing capacity of $400.0 million, and the TNMP Revolving Credit Facility has a financing capacity of $75.0 million. PNM also has the $50.0 million PNM New Mexico Credit Facility, which expires on January 8, 2018. The Company believes the terms and conditions of these facilities are consistent with those of other investment grade revolving credit facilities in the utility industry.
The revolving credit facilities and the PNM New Mexico Credit Facility provide short-term borrowing capacity. The revolving credit facilities also allow letters of credit to be issued. Letters of credit reduce the available capacity under the facilities. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. The Company’s business is seasonal with more revenues and cash flows from operations being generated in the summer months. In general, the Company relies on the credit facilities to be the initial funding source for construction expenditures. Accordingly, borrowings under the facilities may increase over time. Depending on market and other conditions, the Company will periodically sell long-term debt and use the proceeds to reduce the borrowings under the credit facilities. Borrowings under the PNMR Revolving Credit Facility ranged from zero to $45.3 million during the year ended December 31, 2015, zero to $21.1 million during the year ended December 31, 2014, and zero to $84.0 million during the year ended December 31, 2013. Such borrowings ranged from zero to $45.3 million during the three months ended December 31, 2015. Borrowings under the PNM Revolving Credit Facility ranged from zero to $48.4 million during the year ended December 31, 2015, zero to $82.0 million during the year ended December 31, 2014, and zero to $130.8 million during the year ended December 31, 2013. Such borrowings ranged from zero to $32.2 million during the three months ended December 31, 2015. Borrowings under the PNM New Mexico Credit Facility ranged from zero to $20.0 million during the year ended December 31, 2015 and zero to $25.0 million during the year ended December 31, 2014. There were no such borrowings in 2013 or during the three months ended December 31, 2015. Borrowings under the TNMP Revolving Credit Facility ranged from zero to $64.0 million during the year ended December 31, 2015, from zero to $30.0 million during the year ended December 31, 2014, and from zero to $40.0 million during the year ended December 31, 2013. Such borrowings ranged from $12.0 million to $64.0 million during the three months ended December 31, 2015. At December 31, 2015, the interest rates on outstanding borrowings were 1.67% for the PNMR Revolving Credit Facility and 1.29% for the TNMP Revolving Credit Facility. The PNM Revolving Credit Facility and the PNM New Mexico Credit Facility had no borrowings outstanding at December 31, 2015.
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
In addition to its internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing to fund its capital requirements during the 2016-2020 period. This could include new debt issuances and/or new equity.
As discussed above, PNMR retired the 9.25% Senior Unsecured Notes, Series A when they matured on May 15, 2015, which results in PNMR having no senior unsecured notes outstanding. Following this repayment, Moody’s and S&P withdrew their ratings of PNMR senior unsecured debt. On June 22, 2015, Moody’s assigned an issuer rating of Baa3 to PNMR, upgraded the issuer rating of TNMP to A3 from Baa1, upgraded the senior secured debt rating of TNMP to A1 from A2, and changed the outlook for PNMR, PNM, and TNMP to stable from positive. On December 21, 2015, S&P raised by one notch the issuer credit ratings for PNMR, PNM, and TNMP and the debt ratings for PNM and TNMP, with a stable outlook. Currently, all of the credit ratings issued by both Moody’s and S&P on the Company’s debt are investment grade. As of February 19, 2016, ratings on the Company’s securities were as follows:

	PNMR	PNM	TNMP
S&P
Corporate rating	BBB+	BBB+	BBB+
Senior secured debt	*	*	A
Senior unsecured debt	*	BBB+	*
Preferred stock	*	BBB-	*
Moody’s
Issuer rating	Baa3	Baa2	A3
Senior secured debt	*	*	A1
Senior unsecured debt	*	Baa2	*
* Not applicable
Investors are cautioned that a security rating is not a recommendation to buy, sell or hold securities, that it is subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

A summary of liquidity arrangements as of February 19, 2016 is as follows:

	PNMR Separate	PNM Separate	TNMP Separate	PNMR Consolidated
		(In millions)
Financing capacity:
Revolving credit facility	$300.0	$400.0	$75.0	$775.0
PNM New Mexico Credit Facility	—	50.0	—	50.0
Total financing capacity	$300.0	$450.0	$75.0	$825.0
Amounts outstanding as of February 19, 2016:
Revolving credit facility	$66.1	$46.2	$15.0	$127.3
PNM New Mexico Credit Facility	—	50.0	—	50.0
Letters of credit	46.2	3.2	0.1	49.5
Total short term-debt and letters of credit	112.3	99.4	15.1	226.8
Remaining availability as of February 19, 2016	$187.7	$350.6	$59.9	$598.2
Invested cash as of February 19, 2016	$1.9	$—	$—	$1.9
The above table includes a $40.0 million letter of credit issued under the PNMR Revolving Credit Facility to facilitate the posting of reclamation bonds by a surety in connection with the purchase of SJCC by a subsidiary of Westmoreland from BHP. See Note 16. The above table excludes intercompany debt. As of February 19, 2016, TNMP had $15.1 million in intercompany borrowings from PNMR. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.
PNMR can offer new shares of common stock through the PNM Resources Direct Plan under a SEC shelf registration statement that expires in August 2018. PNM has a shelf registration statement for up to $250.0 million of senior unsecured notes that expires in May 2017.
Off-Balance Sheet Arrangements
PNMR’s off-balance sheet arrangements include PNM’s operating leases for portions of PVNGS Units 1 and 2 and, until April 1, 2015, the EIP transmission line.
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
As discussed in Note 7, PNM and the lessors under each of the PVNGS Unit 1 leases entered into amendments to those leases that extended the leases through January 15, 2023 from their original expiration on January 15, 2015. In addition, PNM entered into an amendment with the lessor under one of the PVNGS Unit 2 leases that extended that lease through January 15, 2024 from its original expiration on January 15, 2016. PNM entered into agreements with the lessors under the other three PVNGS Unit 2 leases under which PNM exercised its option to purchase the assets underlying the leases at the agreed to fair market values aggregating $163.3 million at the expiration of the leases on January 15, 2016. The semiannual renewal payments aggregate $8.3 million under the PVNGS Unit 1 leases and are $0.8 million for the one renewed PVNGS Unit 2 lease. See Sources of Power in Part I, Item 1, Investments in Note 1, and Note 7 for additional information.

The future lease payments for 2016 shown below for the PVNGS leases have been reduced by $9.0 million returned to PNM through its ownership in related lessor notes and include the renewals described above.

PVNGS Units 1&2
(In thousands)
2016	$20,589
2017	18,139
2018	18,139
2019	18,139
2020	18,139
Thereafter	46,985
Total	$140,130
For reasons similar to the PVNGS sale and leaseback transactions, PNM built the EIP transmission line and sold it in sale and leaseback transactions in 1985. Prior to April 1, 2015, PNM owned 60% and operated the other 40% of the EIP line under the terms of a lease agreement. The lease, which contained fixed-rate and fair market value renewal options and a fair market value purchase option, expired on April 1, 2015. PNM exercised its option to purchase the leased assets at expiration of the lease at the agreed to fair market value of $7.7 million. See Note 7.
Commitments and Contractual Obligations
The following table sets forth PNMR’s long-term contractual obligations as of December 31, 2015. See Note 7 for further details about the Company’s significant leases:

	Payments Due
Contractual Obligations	2016	2017-2018	2019-2020	2021 and Thereafter	Total
	(In thousands)
Long-term debt (a)	$125,000	$657,025	$272,647	$1,031,698	$2,086,370
Interest on long-term debt (b)	113,556	214,133	115,973	637,407	1,081,069
Operating leases (c)	29,825	51,311	50,387	108,990	240,513
Transmission reservation payments	14,166	23,408	6,171	11,084	54,829
Coal contracts (d)	74,243	101,026	67,514	409,351	652,134
Coal mine decommissioning (e)	9,674	15,640	7,229	184,627	217,170
Nuclear decommissioning funding requirements (f)	2,637	5,274	5,274	8,614	21,799
Outsourcing	4,947	3,527	—	—	8,474
Pension and retiree medical (g)	5,452	10,842	10,736	—	27,030
Construction expenditures (h)	546,818	812,744	677,395	—	2,036,957
Total (i)	$926,318	$1,894,930	$1,213,326	$2,391,771	$6,426,345

(a)
Represents total long-term debt, excluding unamortized discounts, premiums, and issuance costs (Note 6); does not include NM Capital’s $125.0 million BTMU Term Loan Agreement entered into on February 1, 2016 and TNMP’s $60.0 million of 3.53% first mortgage bonds issued on February 10, 2016, as discussed above

(b)	Represents interest payments during the period

(c)
The operating lease amounts include payments under the PVNGS leases through the expiration of the leases, including renewal periods for leases for which PNM has renewed; the amounts in the above table are net of amounts returned to PNM in 2016 as payments on its investments in related PVNGS lessor notes; see Off-Balance Sheet Arrangements above, Investments in Note 1, Note 7, and Note 9

(d)
Represents only certain minimum payments that may be required under the coal contracts in effect on December 31, 2015 if no deliveries are made; under the CSA to supply coal to SJGS, which became effective at 11:59 PM on January 31, 2016, the minimum payments increased by between $76 million and $96 million per year in 2016 through 2020 and by a total of $84 million for 2021 through 2032

(e)	Includes funding of trusts for post-term reclamation related to the mines serving SJGS and Four Corners (Note 16)

(f)	These obligations represent funding based on the current rate of return on investments

(g)	The Company only forecasts funding for its pension and retiree medical plans for the next five years

(h)
Represents forecasted construction expenditures, including nuclear fuel, under which substantial commitments have been made (Note 14); the Company only forecasts capital expenditures for the next five years; the construction expenditures include the purchase of the assets underlying three of the PVNGS Unit 2 leases at the expiration of those leases on January 15, 2016 for $163.3 million; see Capital Requirements above and Note 7

(i)
PNMR is unable to reasonably estimate the timing of liability for uncertain income tax positions (Note 11) in individual years due to uncertainties in the timing of the effective settlement of tax positions and, therefore, PNMR’s liability of $6.5 million is not reflected in this table; amounts PNM is obligated to pay Valencia are not included above since Valencia is consolidated by PNM in accordance with GAAP, as discussed in Note 9; no amounts are included above for the New Mexico Wind, Lightning Dock Geothermal, and Red Mesa Wind PPAs since there are no minimum payments required under those agreements

Contingent Provisions of Certain Obligations
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
The PNMR Revolving Credit Facility, PNM Revolving Credit Facility, PNM New Mexico Credit Facility, and TNMP Revolving Credit Facility contain “ratings triggers,” for pricing purposes only. If PNMR, PNM, or TNMP is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost. In addition, these facilities, as well as the Company’s term loans, each contain a covenant requiring the maintenance of debt-to-capital ratios of not more than 65%. For PNMR and PNM, the present value of payments under the PVNGS leases are considered debt. If that ratio were to exceed 65%, the entity could be required to repay all borrowings under its facility, be prevented from borrowing on the unused capacity under the facility, and be required to provide collateral for all outstanding letters of credit issued under the facility. Note 16 discusses circumstances under the Bond Reclamation Agreement that could obligate PNMR to provide additional collateral to the surety in connection with the reclamation bonds posted by the surety in connection with the purchase of SJCC by Westmoreland.
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

	December 31,
PNMR	2015	2014
PNMR common equity	44.0%	46.6%
Preferred stock of subsidiary	0.3%	0.3%
Long-term debt	55.7%	53.1%
Total capitalization	100.0%	100.0%
PNM
PNM common equity	45.3%	45.8%
Preferred stock	0.4%	0.4%
Long-term debt	54.3%	53.8%
Total capitalization	100.0%	100.0%
TNMP
Common equity	59.6%	59.2%
Long-term debt	40.4%	40.8%
Total capitalization	100.0%	100.0%

As discussed in Note 6, the Company adopted a new accounting standard during 2015 that required debt issuance costs, which were previously included in other deferred charges on the Consolidated Balance Sheets, to be reclassified as a reduction of the related long-term debt. The change was applied retroactively, which reduced the long-term debt portion of capitalization in 2014. The above table reflects changes to increase the common equity percentage and decrease the long-term percentage by 0.2% for PNMR, 0.1% for PNM, and 0.3% for TNMP from those previously shown for 2014.

OTHER ISSUES FACING THE COMPANY
Climate Change Issues

Background
In 2015, GHG associated with PNM’s interests in its generating plants included approximately 6.4 million metric tons of CO2, which comprises the vast majority of PNM’s GHG.  By comparison, the total GHG in the United States in 2013, the latest year for which EPA has published this data, were approximately 6.7 billion metric tons, of which approximately 5.5 billion metric tons were CO2.

PNM has several programs underway to reduce or offset GHG from its resource portfolio, thereby reducing its exposure to climate change regulation. See Note 17. In 2015, PNM completed construction of 40 MW of utility-scale solar generation, bringing its total solar generation capacity to 107 MW. Since 2003, PNM has purchased the entire output of New Mexico Wind, which has an aggregate capacity of 204 MW, and began purchasing the full output of Red Mesa Wind, which has an aggregate capacity of 102 MW, in January 2015. PNM has a 20-year PPA for the output of Lightning Dock Geothermal, which began providing power to PNM in January 2014. The current capacity of the geothermal facility is 4 MW and future expansion may result in up to 9 MW of generation capacity. Additionally, PNM has a customer distributed solar generation program that represented 49.5 MW at December 31, 2015. PNM’s distributed solar programs will reduce PNM’s annual production from fossil-fueled electricity generation by about 120 GWh. PNM offers its customers a comprehensive portfolio of energy efficiency and load management programs, with a budget of $25.8 million for the program year beginning in June 2015. PNM estimates these programs saved approximately 79 GWh of electricity in 2015. Over the next 18 years, PNM projects energy efficiency and load management programs will provide the equivalent of approximately 9,000 GWh of electricity, which will avoid at least 5.5 million metric tons of CO2 based upon projected emissions from PNM’s system-wide resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in demand for electricity, and complex relationships between those variables.

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

As of December 31, 2015, approximately 70.2% of PNM’s generating capacity, including resources owned, leased, and under PPAs, all of which is located within the United States, consisted of coal or gas-fired generation that produces GHG. Based on current forecasts, the Company does not expect its output of GHG from existing sources to increase significantly in the near-term. Many factors affect the amount of GHG emitted. For example, if new natural gas-fired generation resources are added to meet increased load as anticipated in PNM’s current IRP, GHG would be incrementally increased. In addition, plant performance could impact the amount of GHG emitted. If PVNGS experienced prolonged outages, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG. As described in Note 16, PNM received approval to shutdown SJGS Units 2 and 3 on December 31, 2017 as part of its strategy to address the regional haze requirements of the CAA. The shutdown of Units 2 and 3 would result in a reduction of GHG for the entire station of approximately 50%, including a reduction of approximately 28% for the Company’s ownership interests. Although replacement power strategies include some gas-fired generation, the reduction in GHG from the retirement of the coal-fired generation would be far greater than the increase in GHG from replacement generation.

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

Given the geographic location of its facilities and customers, PNM generally has not been exposed to the extreme weather events and other physical impacts commonly attributed to climate change, with the exception of periodic drought conditions. Drought conditions in northwestern New Mexico could impact the availability of water for cooling coal-fired generating plants. Water shortage sharing agreements are in place with the more senior water rights holders to mutually share the impacts of water shortages although no shortage has been declared due to sufficient precipitation in the San Juan River basin. These agreements have been extended through 2016.  PNM’s service areas also experience periodic high winds, forest fires, and severe thunderstorms. TNMP has operations in the Gulf Coast area of Texas, which experiences periodic hurricanes and drought conditions. In addition to potentially causing physical damage to TNMP-owned facilities, which disrupt the ability to transmit and/or distribute energy, hurricanes can temporarily reduce customers’ usage and demand for energy. Climate changes are generally not expected to have material consequences to the Company in the near-term.

EPA Regulation

In April 2007, the USSC held that EPA has the authority to regulate GHG under the CAA.  This decision heightened the importance of this issue for the energy industry.  In December 2009, EPA released its endangerment finding stating that the atmospheric concentrations of six key greenhouse gases (CO2, methane, nitrous oxides, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride) endanger the public health and welfare of current and future generations. In May 2010, EPA released the final PSD and Title V Greenhouse Gas Tailoring Rule (the “Tailoring Rule”) to address GHG from stationary sources under the CAA permitting programs. The purpose of the rule was to “tailor” the applicability of two programs, PSD and Title V operating permit programs, to avoid impacting millions of small GHG emitters. The rule focused on the largest sources of GHG, including fossil-fueled electric generating units. This program covered the construction of new emission units that emit GHG of at least 100,000 tons per year in CO2 equivalents (even if PSD is not triggered for other pollutants). In addition, modifications at existing major-emitting facilities that increase GHG by at least 75,000 tons per year in CO2 equivalents would be subject to PSD permitting requirements, even if they did not significantly increase emissions of any other pollutant. As a result, PNM’s fossil-fueled generating plants were more likely to trigger PSD permitting requirements because of the magnitude of GHG. However as discussed below, a court case in 2014 now limits the extent of the Tailoring Rule.

On June 26, 2012, the D.C. Circuit rejected challenges to EPA’s 2009 GHG endangerment finding, GHG standards for light-duty vehicles, PSD Interpretive Memorandum (EPA’s so-called GHG “Timing Rule”), and the Tailoring Rule. The Court found that EPA’s endangerment finding and its light-duty vehicle rule “are neither arbitrary nor capricious,” that “EPA’s interpretation of the governing CAA provisions is unambiguously correct,” and that “no petitioner has standing to challenge the Timing and Tailoring Rules.” On October 15, 2013, the USSC granted a petition for a Writ of Certiorari regarding the permitting of stationary sources that emit GHG. The USSC limited the question that it would review to: “Whether EPA permissibly determined that its regulation of greenhouse gas emissions from new motor vehicles triggered permitting requirements under the Clean Air Act for stationary sources that emit greenhouse gases.” Specifically, the case dealt with whether EPA’s determination that regulation of GHG from motor vehicles required EPA to regulate stationary sources under the PSD and Title V permitting programs. The petitioners argued that EPA’s determination that it was required to regulate GHG under the PSD and Title V Programs was unlawful as it violates Congressional intent.

On June 23, 2014, the USSC issued its opinion on the above case. The USSC largely reversed the D.C. Circuit. First, the USSC found the CAA does not compel or permit EPA to adopt an interpretation of the act that requires a source to obtain a PSD or Title V permit on the sole basis of its potential GHG. Second, EPA had argued that even if it was not required to regulate GHGs under the PSD and Title V programs, the Tailoring Rule was nonetheless justified on the grounds that it was a reasonable interpretation of the CAA. The USSC rejected this argument. Third, the USSC found EPA lacked authority to “tailor” the CAA’s unambiguous numerical thresholds of 100 or 250 tons per year. Fourth, the USSC found that it would be reasonable for EPA to interpret the CAA to limit the PSD program for GHGs to “anyway” sources - those sources that have to comply with the PSD program for other non-GHG pollutants. The USSC said that EPA needed to establish a de minimis level below which BACT would not be required for “anyway” sources.

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

EPA met the President’s timeline for issuance of carbon pollution standards for new sources under Section 111(b) and for existing sources under Section 111(d) of the CAA. On August 3, 2015, EPA issued its final standards to limit CO2 emissions from power plants. The final rule was published on October 23, 2015. Three separate but related actions took place: (1) the final Carbon Pollution Standards for new, modified, and reconstructed power plants were established (under Section 111(b)); (2) the final Clean Power Plan was issued to set standards for carbon emission reductions from existing power plants (under Section 111(d)); and (3) a proposed federal plan associated with the final Clean Power Plan was released.

EPA’s final rule to limit GHG emissions from new, modified, and reconstructed power establishes standards based upon certain, specific conditions. For newly constructed and reconstructed base load natural gas-fired stationary combustion turbines, the EPA finalized a standard of 1,000 lb CO2/MWh-gross based on efficient natural gas combined cycled technology as the best system of emissions reductions (“BSER”). Alternatively, owners and operators of base load natural gas-fired combustion turbines may elect to comply with a standard based on an output of 1,030 lb CO2/MWh-net. A new source is any newly constructed fossil fuel-fired power plant that commenced construction after January 8, 2014.

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

The final Clean Power Plan rule changed significantly in structure from the proposed rule that was released in June 2014. Changes include delaying the first compliance date by two years from 2020 to 2022; adopting a new approach to calculating the emission targets which resulted in different state goals than those originally proposed; adding a reliability safety valve; and proposing rewards for early reductions. The rule establishes two numeric “emission standards” - one for “fossil-steam” units (coal- and oil-fired units) and one for natural gas-fired units (combined cycle only). The emission standards are based on emission reduction opportunities that EPA deemed achievable using technical assumptions for three “building blocks:” efficiency improvements at coal-fired EGUs, displacement of affected EGUs with renewable energy, and displacement of coal-fired generation with natural gas-fired generation. The final standards are 1,305 lb/MWH for fossil-steam units and 771 lb/MWH for gas units, both of which phase in over the period 2022-2030. To facilitate implementation, EPA converted the emission standards into state goals. Each state’s goal reflects the average state-wide emission rate that all of the state’s affected EGUs would meet in the aggregate if each one achieved the emission standards alone based upon a weighted average of each state’s unique mix of affected units.

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

As discussed above, EPA issued a proposed Federal Plan in association with the Clean Power Plan. Under Section 111(d), EPA is authorized to issue a federal plan for states that do not submit an approvable state plan. EPA indicates that states may voluntarily adopt the Federal Plan in whole or in part as its state plan. EPA explains in its communications that the proposed Federal Plan will be released in advance of the deadline for submission of state plans to provide regulatory certainty to states that fail to submit approvable plan. The proposed Federal Plan will apply emission reduction obligations directly on affected EGUs. The plan presents two approaches: a rate-based emissions trading program and a mass-based emissions trading program. EPA indicates that it will choose only one of these approaches in the final Federal Plan. However, the proposed rule will offer both approaches for states to use as models in their own plans. EPA asked for comments on the proposed Federal Plan by January 21, 2016. PNM submitted comments in response. EPA intends to finalize both the rate-based and mass-based model trading rules in summer 2016.

Multiple states, utilities, and trade groups have filed petitions for review and motions to stay in the D.C. Circuit. On January 21, 2016, the D.C. Circuit denied the motions to stay the EPA’s section 111(d) rule (the Clean Power Plan). It did, however, expedite briefing in the case and set it for oral argument on June 2, 2016. Under the court’s order, the parties were required to submit a proposed briefing format to the court by January 27, 2016, which ensures that briefing on all issues is completed by April 22, 2016. Petitioners had asked for bifurcated briefing that would allow the core legal issues to be litigated first and the programmatic issues related to the rule to be litigated later depending on the outcome of the litigation. The court denied that request.

On January 26, 2016, 29 states and state agencies filed a petition to the USSC asking the court to reverse the D.C. Circuit’s decision and stay the implementation of the Clean Power Plan. On February 9, 2016, the USSC granted the applications to stay the Clean Power Plan pending judicial review of the rule.  The USSC issued a one-page order that stated, “The EPA rule to have states cut power sector carbon dioxide (CO2) emissions 32% by 2030 is stayed pending disposition of the applicants’ petitions for review in the United States Court of Appeals for the District of Columbia Circuit.” The vote was 5-4 among the USSC Justices. The decision means the Clean Power Plan is not in effect and states are not obliged to comply with its requirements. If the rule prevails through the legal challenges, states will be able to resume preparing state plans where they left off and should still have six more months to prepare initial plans and two-and- a-half years for final plans. The D.C. Circuit will hear oral arguments on the merits of the states’ case on June 2, 2016. A final ruling from that court might not come for months. The stay will remain in effect pending USSC review if such review is sought.

If the Clean Power Plan prevails, the rule will impact PNM’s existing and future fossil-fueled EGUs. The Carbon Pollution Standards covering new sources will also impact PNM’s generation fleet. Impacts could involve investments in additional renewables and energy efficiency programs, efficiency improvements, and/or control technologies at the fossil-fueled EGUs. Under an emissions rate or mass based trading program, PNM may be required to purchase credits or allowances to comply with New Mexico’s final state plan. There are limited efficiency enhancement measures that may be available to a subset of the existing EGUs; however, such measures would provide only marginal GHG improvements. The only emission control technology for coal and gas-fired power plants available for GHG reduction is carbon capture and sequestration, which is not yet a commercially demonstrated technology. Additional GHG control technologies for existing EGUs may become viable in the future. The costs of purchasing carbon credits or allowances, making improvements, or installing new technology could impact the economic viability of some plants. PNM estimates that implementation of the RSIP for BART at SJGS that required the installation of SNCRs on Units 1 and 4 by early 2016, which has been completed, and the retirement of SJGS Units 2 and 3 by the end of 2017 as described in Note 16, should provide a significant step for New Mexico to meet its ultimate compliance with Section 111(d). PNM is unable to predict the impact of this rule on its fossil-fueled generation.

Federal Legislation

Prospects for enactment of legislation imposing a new or enhanced regulatory program to address climate change in Congress are unlikely in 2016.  Instead, EPA continues to be the primary venue for GHG regulation in the near future, especially for coal-fired EGUs. The USSC’s decision to stay the Clean Power Plan does put into question the viability of the rule, but EPA is encouraging states to continue to develop plans for compliance even during the stay. In addition, while there are legislative proposals to limit or block implementation of the Clean Power Plan once it is finalized, enactment of such legislation appears unlikely.

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

International Accords

The United Nations Framework Convention on Climate Change (“UNFCCC”) is an international environmental treaty that was negotiated at the 1992 United Nations Conference on Environment and Development (informally known as the Earth Summit) and entered into force in March 1994. The objective of the treaty is to “stabilize greenhouse gas concentrations in the atmosphere at a level that would prevent dangerous anthropogenic interference with the climate system.”  Parties, including the United States, have been meeting annually in Conferences of the Parties (“COP”) to assess progress in meeting the objectives of the UNFCCC.  This assessment process led to the negotiation of the Kyoto Protocol in the mid-1990s.  The Protocol, which was agreed to in 1997 and established legally binding obligations for developed countries to reduce their GHG emissions, was never ratified by the United States.  PNM monitors the proceedings of the UNFCCC, including the annual COP meetings, to determine potential impacts to its business activities.  At the COP meeting in 2011, participating nations, including the United States, agreed that in 2015, they would sign an international agreement involving commitment by all nations to begin reducing carbon emissions by 2020.  On December 12, 2015, the Paris Agreement was negotiated during the 2015 COP. The agreement signed by more than 190 countries includes Intended Nationally Determined Contributions (“INDCs”), which are national targets and actions that arise out of national polices, and elements relating to oversight, guidance and coordination of actions to reduce emissions by all countries. In November 2014, President Obama announced the United States’ commitment to reduce greenhouse gas emissions by 26%-28% from 2005 levels by the year 2025, which would put the United States on a path to achieve economy-wide reductions of around 80% by 2050.  As part of the process for developing the new global climate agreement, the United States formally submitted its INDC to the UNFCCC Secretariat on March 31, 2015, which reflected no change from the November 2014 announcement.  To date, INDCs have been submitted by 186 nations, including the United States and the European Union.  PNM will continue to monitor the United States participation in international accords.  The Obama administration’s GHG emissions reduction target for the electric utility industry is based on EPA’s final GHG regulations for new, existing, and modified and reconstructed sources. With the stay of the Clean Power Plan that covers existing sources, it is uncertain how the Obama administration plans to meet its commitments under the UNFCCC. PNM believes that implementation of the RSIP for BART at SJGS should provide a significant step towards compliance with the Clean Power Plan, should it prevail, or other GHG emission reduction requirements.

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

In July 2011, FERC issued Order 1000 adopting new requirements for transmission planning, cost allocation, and development for significant transmission planning related changes. In response, PNM and WestConnect (an organization of utility companies providing transmission of electricity in the western region that includes PNM) participants filed modified versions to the Attachment K (Transmission Planning Process) of their respective Open Access Transmission Tariff (“OATT”). In March 2013, FERC issued its order regarding PNM’s and six other WestConnect FERC jurisdictional utilities’ compliance filings partially accepting many aspects of the filings. A major change directed by FERC is the requirement that the cost allocations be binding on identified beneficiaries and that a process be created that will result in a qualified developer being selected. On September 20, 2013, PNM and the other WestConnect FERC jurisdictional entities submitted their revised regional compliance filings to address and comply with the March 2013 FERC order.

In September 2014, FERC issued an additional order concerning the regional planning process and cost allocation in response to the September 2013 compliance filings. The FERC order required the WestConnect entities to make another compliance filing to hold a single year “abbreviated planning process for year 2015.” The order also required the entities to file the WestConnect “Planning Participation Agreement.” Of significant concern to FERC jurisdictional entities in this order was FERC’s ruling that the non-jurisdictional entities would not be required to participate in cost allocation on regional projects, which the WestConnect FERC jurisdictional entities believe does not comport with FERC’s Order 1000 position on the “cost causation principle” and could create a “free rider-ship” issue for certain participants in the planning process. Due to the cost allocation issue, FERC-regulated entities jointly filed a request for re-hearing or clarification of the FERC order in October 2014. The FERC-regulated entities filed compliance filings regarding the September 2014 FERC order in November 2014, making several adjustments to the language in their respective Attachment Ks, as well as a separate unsigned version of the proposed final version of the Planning Participation Agreement. In May 2015, FERC conditionally accepted the November 2014 filings, but denied the re-hearing request filed in October 2014. The WestConnect FERC jurisdictional entities made compliance filings regarding the May 2015 FERC order on June 16, 2015, making several adjustments to the language in their respective Attachment K. In October 2015, FERC accepted the compliance filings, subject to making two further procedural modifications. On November 19, 2015, the FERC jurisdictional entities filed revisions to Attachment K of their respective OATT. On January 21, 2016, FERC accepted PNM’s November 2015 filing with an effective date of January 1, 2016.

In July 2013, the WestConnect participants submitted their cost allocation and inter-regional coordination plan between WestConnect and three other planning regions. In December 2014, FERC issued an order conditionally accepting the WestConnect compliance filing including the California Independent System Operator Corporation (“CAISO”), Northern Tier Transmission Group Applicants, and Columbia Grid (collectively the “Western Filing Parties”). The order required the Western Filing Parties to use the same method for determining the regional benefits of a proposed interregional transmission facility through revisions to the common tariff language. Without requiring modification to the common tariff language for all four Western planning regions, CAISO would tender revised tariff sheets to address the Western Filing Parties compliance condition. The WestConnect entities and the other Western Filing Parties submitted a common compliance filing on February 17, 2015, stating that CAISO had agreed to change its OATT language and, therefore, the other entities would not have to change the common OATT language.

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
Unbilled Revenues
The Company records unbilled revenues representing management’s assessment of the estimated amount of revenue earned from customers for services rendered between the meter-reading dates in a particular month and the end of that month. Unbilled revenues are estimated based on daily generation volumes, estimated customer usage by class, weather factors, line losses, and applicable customer rates reflecting historical trends and experience. The estimate requires the use of various judgments and assumptions; significant changes to these judgments and assumptions could have a material impact to the Company’s results of operations.
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
The Company has made adjustments to regulatory assets and liabilities that affected its results of operations in the past due to changes in various factors and conditions impacting future cost recovery. Based on its current evaluation, the Company believes that future recovery of its regulatory assets is probable.

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
Goodwill is evaluated for impairment at least annually, or more frequently if events and circumstances indicate that the goodwill might be impaired. GAAP allows impairment testing to be performed based on either a qualitative analysis or quantitative analysis. Note 19 contains information on the impairment testing performed by the Company on goodwill. For 2015, the Company utilized a qualitative analysis for the TNMP reporting unit and a quantitative analysis for the PNM reporting unit. No impairments were indicated in the Company’s annual goodwill testing, which was performed as of April 1, 2015. Since the annual evaluation, there have been no indications that the fair values of the reporting units with recorded goodwill have decreased below the carrying valu

es. The annual testing was based on certain critical estimates and assumptions. Changes in the estimates or the use of different assumptions could affect the determination of fair value and the conclusion of impairment for each reporting unit.
Application of the qualitative goodwill impairment test requires evaluating various events and circumstances to determine whether it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. As a part of the Company’s goodwill qualitative testing process for a reporting unit, various factors that are specific to the reporting unit as well as industry and macroeconomic factors are evaluated in order to determine whether these factors are reasonably likely to have a material impact on the fair value of the reporting unit. Examples of the factors that were considered in the qualitative testing of the goodwill include the results of the most recent quantitative impairment test, current and long-term forecasted financial results, regulatory environment, credit rating, changes in the interest rate environment, and operating strategy for the reporting unit. Based on the qualitative analysis performed in 2015 for the TNMP reporting unit, the Company concluded that there were no changes that were reasonably likely to cause the fair value of the reporting unit to be less than the carrying value and determined that there was no impairment of goodwill. Although the Company believes all relevant factors were considered in the qualitative impairment analysis to reach the conclusion that goodwill is not impaired, significant changes in any one of the assumptions could produce a significantly different result potentially leading to the recording of an impairment that could have significant impacts on the results of operations and financial position of the Company.
Application of the quantitative impairment test requires judgment, including assignment of assets and liabilities to reporting units and the determination of the fair value of a reporting unit. A discounted cash flow methodology is primarily used by the Company to estimate the fair value of a reporting unit. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of long-term growth rates for the business, and determination of appropriate WACC for each reporting unit.
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
PNM believes that the WACC and cash flow projections utilized in the 2015 quantitative testing appropriately reflected the fair value of the PNM reporting unit. Since any cash flow projection contains uncertainty, the WACC used by PNM was adjusted to reflect that uncertainty. The Company does not believe that there are indications of goodwill impairment in any of its reporting units, but this analysis is highly subjective. As of the impairment testing for April 1, 2015, the fair value of the PNM reporting unit, which had goodwill of $51.6 million, exceeded its carrying value by approximately 25%. An increase of 0.5% in the expected return on equity capital utilized in calculating the WACC used to discount the forecasted cash flows, would have reduced the excess of PNM’s fair value over carrying value to approximately 18% at April 1, 2015. The April 1, 2012 quantitative evaluation of fair value of the TNMP reporting unit, which had goodwill of $226.7 million, exceeded its carrying value by approximately 26%. Due to the subjectivity and sensitivities of the assumptions and estimates underlying the impairment analysis, there can be no assurance that future analyses, which will be based on the appropriate assumptions and estimates at that time, will not result in impairments.
Decommissioning and Reclamation Costs
PNM owns and leases nuclear and fossil-fuel generation facilities. In accordance with GAAP, PNM is only required to recognize and measure decommissioning liabilities for tangible long-lived assets for which a legal obligation exists. Accounting for decommissioning costs for nuclear and fossil-fuel generation involves significant estimates related to costs to be incurred many years in the future after plant closure. Decommissioning costs are based on site-specific estimates, which are updated periodically and involve numerous judgments and assumptions, including estimates of future decommissioning costs at current price levels, inflation rates, and discount rates. Changes in these estimates could significantly impact PNMR’s and PNM’s financial position, results of operations and cash flows. Nuclear decommissioning costs are based on estimates of the costs for removing all radioactive and other structures at PVNGS. AROs, including nuclear decommissioning costs, are discussed in Note 15. Nuclear de commissioning costs represent approximately 85% of PNM’s ARO liability. A 10% increase in the estimates of future decommissioning costs at current price levels would have increased the ARO liability by $13.1 million at December 31, 2015. PVNGS Units 1 and 2 are included in PNM’s retail rates while PVNGS Unit 3 is currently excluded, but will be included beginning in 2018. PNM collects a provision for ultimate decommissioning of PVNGS Units 1 and 2 and its fossil-fuel generation facilities in its rates and recognizes a corresponding expense and liability for these amounts. PNM believes that it will continue to be able to collect in rates for its legal asset retirement obligations for nuclear generation activities included in the ratemaking process.
In connection with both the SJGS coal agreement and the Four Corners fuel agreement, the owners are required to reimburse the mining companies for the cost of contemporaneous reclamation, as well as the costs for final reclamation of the coal mines.  The reclamation costs are based on periodic site-specific studies that estimate the costs to be incurred in the future and are dependent upon numerous assumptions, including estimates of future reclamation costs at current price levels, inflation rates, and discount rates. A 10% increase in the estimates of future reclamation costs at current price levels would have increased the mine reclamation liability by $5.0 million at December 31, 2015. PNM considers the contemporaneous reclamation costs part of the cost of its delivered coal costs.  The NMPRC has capped the amount that can be collected from ratepayers for final reclamation of the surface mines. If future estimates increase the liability for surface mine reclamation, the excess would be expensed at that time. See Note 16 for discussion of the final reclamation costs.

Pension and Other Postretirement Benefits
The Company maintains qualified defined benefit pension plans, postretirement benefit plans providing medical and dental benefits, and executive retirement programs. The net periodic benefit cost or income and the calculation of the projected benefit obligations are recognized in the Company’s financial statements and depend on expected investment performance, the level of contributions made to the plans, and employee demographics. These calculations require the use of a number of actuarial assumptions and estimates. The most critical of the actuarial assumptions are the expected long-term rate of return, the discount rate, and projected health care cost trend rates. The Company reviews and evaluates its actuarial assumptions annually and adjusts them as necessary. Changes in the pension and OPEB assets and liabilities associated with these factors are not immediately recognized as net periodic benefit cost or income in results of operations, but are recognized in future years, generally, over the remaining life of the plan. However, these factors could have a significant impact on the financial position of the Company. Note 12 contains additional information about pension and OPEB obligations, including assumptions utilized in the calculations and impacts of changes in certain of those assumptions.
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
Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 8, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Consolidated Balance Sheets. During the years ended December 31, 2015 and 2014, PNMR and PNM had no commodity derivative instruments designated as cash flow hedging instruments.

Commodity contracts, other than those that do not meet the definition of a derivative under GAAP and those derivatives designated as normal purchases and normal sales, are recorded at fair value on the Consolidated Balance Sheets. The following table details the changes in the net asset or liability balance sheet position for mark-to-market energy transactions.

Economic Hedges
PNMR and PNM
(In thousands)
Sources of fair value gain (loss):
Net fair value at December 31, 2013	$3,273
Amount realized on contracts delivered during period	1,420
Changes in fair value	5,084
Net mark-to-market change recorded in earnings	6,504
Net change recorded as regulatory liability	(231)
Net fair value at December 31, 2014	9,546
Amount realized on contracts delivered during period	(12,050)
Changes in fair value	6,863
Net mark-to-market change recorded in earnings	(5,187)
Net change recorded as regulatory liability	217
Net fair value at December 31, 2015	$4,576

The following table provides the maturity of the net assets (liabilities), giving an indication of when these mark-to-market amounts will settle and generate (use) cash.
Fair Value of Mark-to-Market Instruments at December 31, 2015

	Settlement Dates
	2016	2017
PNMR and PNM	(In thousands)
Economic hedges
Prices actively quoted	$—	$—
Prices provided by other external sources	1,954	2,622
Prices based on models and other valuations	—	—
Total	$1,954	$2,622

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

PNM measures VaR for the positions in its wholesale portfolio (not covered by the FPPAC).  For the year ended December 31, 2015, the high, low, and average VaR amounts were $2.6 million, $0.5 million, and $1.4 million. For the year ended December 31, 2014, the high, low and average VaR amounts were $2.1 million, $0.6 million, and $0.9 million. At December 31, 2015 and December 31, 2014, the VaR amounts for the PNM wholesale portfolio were $1.2 million and $1.3 million.

The VaR represents an estimate of the potential gains or losses that could be recognized on the Company’s portfolios, subject to market risk, given current volatility in the market, and is not necessarily indicative of actual results that may occur, since actual future gains and losses will differ from those estimated. Actual gains and losses may differ due to actual fluctuations in market prices, operating exposures, and the timing thereof, as well as changes to the underlying portfolios during the year. VaR limits were not exceeded during 2015 or 2014.
Credit Risk
The Company is exposed to credit risk from its retail and wholesale customers, as well as the counterparties to derivative instruments. The Company conducts counterparty risk analysis across business segments and uses a credit management process to assess the financial conditions of counterparties. The following table provides information related to credit exposure by the credit worthiness (credit rating) and concentration of credit risk for counterparties to derivative transactions. All credit exposures at December 31, 2015 will mature in less than two years.

Schedule of Credit Risk Exposure
December 31, 2015

Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
PNMR and PNM
External ratings:
Investment grade	$1,211	—	$—
Non-investment grade	1	—	—
Internal ratings:
Investment grade	6,601	1	5,722
Non-investment grade	8	—	—
Total	$7,821		$5,722

(1)
The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)
The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than firm-requirements wholesale customers), forward sales, and short-term sales. The exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At December 31, 2015, PNMR and PNM held $0.1 million of cash collateral to offset their credit exposure.

Net credit risk for PNMR’s and PNM’s largest counterparty as of December 31, 2015 was $7.9 million, which is due from a firm-requirements wholesale customer.

The PVNGS lessor notes are not exposed to credit risk, since the notes are repaid as PNM makes payments on the underlying leases. Other investments have no significant counterparty credit risk.
Interest Rate Risk
The majority of the Company’s long-term debt is fixed-rate debt and does not expose earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of long-term debt instruments for PNMR, PNM, and TNMP would increase by 1.9%, 1.7%, and 3.7%, if interest rates were to decline by 50 basis points from their levels at December 31, 2015. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity. At February 19, 2016, PNMR, PNM, and TNMP had $66.1 million, $46.2 million, and $15.0 million of short-term debt outstanding under their revolving credit facilities, which allow for a maximum aggregate borrowing capacity of $300.0 million for PNMR, $400.0 million for PNM, and $75.0 million for TNMP. PNM also had borrowings of $50.0 million under the $50.0 million PNM New Mexico Credit Facility at February 19, 2016. The revolving credit facilities, the PNM New Mexico Credit Facility, the $125.0 million PNM Multi-draw Term Loan, the $100.0 million PNMR Term Loan Agreement, the $150.0 million PNMR 2015 Term Loan Agreement, the $150.0 million PNMR Term Loan Agreement, and the $125.0 million BTMU Term Loan Agreement bear interest at variable rates. On February 19, 2016, interest rates on borrowings averaged 1.68% for the PNMR Revolving Credit Facility, 1.33% for the PNMR

2015 Term Loan Agreement, 1.28% for the PNMR Term Loan Agreement, 3.37% for the BTMU Term Loan Agreement, 1.01% for the PNM Multi-draw Term Loan, 1.56% for the PNM Revolving Credit Facility, 1.56% for the PNM New Mexico Credit Facility, and 1.43% for the TNMP Revolving Credit Facility. The Company is exposed to interest rate risk to the extent of future increases in variable interest rates.
The investments held by PNM in trusts for decommissioning, reclamation, pension benefits, and other post-employment benefits had an estimated fair value of $891.5 million at December 31, 2015, of which 54.4% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 50 basis points from their levels at December 31, 2015, the decrease in the fair value of the fixed-rate securities would be 5.6%, or $27.2 million. The securities held by TNMP in trusts for pension and other post-employment benefits had an estimated fair value of $71.4 million at December 31, 2015, of which 57.7% were fixed-rate debt securities that subject TNMP to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 50 basis points from their levels at December 31, 2015, the decrease in the fair value of the fixed-rate securities would be 6.3%, or $2.6 million.
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
Equity Market Risk
The investments held by PNM in trusts for decommissioning and reclamation and trusts established for PNM’s and TNMP’s pension and post-employment benefits plans include certain equity securities at December 31, 2015. These equity securities expose PNM and TNMP to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 34.0% and 26.0% of the securities held by the various PNM and TNMP trusts as of December 31, 2015. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $30.3 million for PNM and $1.9 million for TNMP.
Alternatives Investment Risk
The Company had 14.3% of its pension assets invested in the alternatives asset class as of December 31, 2015. The Company’s target for this class is 14%. This includes real estate, private equity, and hedge funds. These investments are limited partner structures that are multi-manager multi-strategy funds. This investment approach gives broad diversification and minimizes risk compared to a direct investment in any one component of the funds. The general partner oversees the selection and monitoring of the underlying managers. The Company’s Corporate Investment Committee, assisted by its investment consultant, monitors the performance of the funds and general partner’s investment process. There is risk associated with these funds due to the nature of the strategies and techniques and the use of investments that do not have readily determinable fair value. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $8.8 million.

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
Management assessed the effectiveness of PNMR’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that PNMR’s internal control over financial reporting was effective as of December 31, 2015.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report on PNMR’s internal control over financial reporting which is included herein.

/s/ Patricia K. Collawn
Patricia K. Collawn,
Chairman, President, and Chief Executive Officer

/s/ Charles N. Eldred
Charles N. Eldred
Executive Vice President and
Chief Financial Officer

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Public Service Company of New Mexico and subsidiaries (“PNM”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.
Management assessed the effectiveness of PNM’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that PNM’s internal control over financial reporting was effective as of December 31, 2015.

/s/ Patricia K. Collawn
Patricia K. Collawn,
President and Chief Executive Officer

/s/ Charles N. Eldred
Charles N. Eldred
Executive Vice President and
Chief Financial Officer

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Texas-New Mexico Power Company and subsidiaries (“TNMP”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.
Management assessed the effectiveness of TNMP’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that TNMP’s internal control over financial reporting was effective as of December 31, 2015.

/s/ Patricia K. Collawn
Patricia K. Collawn,
Chief Executive Officer

/s/ Charles N. Eldred
Charles N. Eldred
Executive Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
PNM Resources, Inc.:
We have audited PNM Resources, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PNM Resources, Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, PNM Resources, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PNM Resources, Inc. and subsidiaries as of December 31, 2015 and 2014, the related consolidated statements of earnings, consolidated statements of comprehensive income, consolidated statements of changes in equity, and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Albuquerque, New Mexico
February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
PNM Resources, Inc.:
We have audited the accompanying consolidated balance sheets of PNM Resources, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of earnings, consolidated statements of comprehensive income, consolidated statements of changes in equity, and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PNM Resources, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PNM Resources, Inc. and subsidiaries internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Albuquerque, New Mexico
February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Public Service Company of New Mexico:
We have audited the accompanying consolidated balance sheets of Public Service Company of New Mexico and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of earnings (loss), consolidated statements of comprehensive income (loss), consolidated statements of changes in equity, and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Public Service Company of New Mexico and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Albuquerque, New Mexico
February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
Texas-New Mexico Power Company:
We have audited the accompanying consolidated balance sheets of Texas-New Mexico Power Company and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of earnings, consolidated statements of comprehensive income, consolidated statements of changes in common stockholder’s equity, and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas-New Mexico Power Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Albuquerque, New Mexico
February 26, 2016

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Electric Operating Revenues	$1,439,082	$1,435,853	$1,387,923
Operating Expenses:
Cost of energy	464,649	471,556	432,316
Administrative and general	179,100	171,111	179,210
Energy production costs	176,752	185,638	175,819
Regulatory disallowances and restructuring costs	167,471	1,062	12,235
Depreciation and amortization	185,919	172,634	166,881
Transmission and distribution costs	69,157	66,571	70,124
Taxes other than income taxes	71,684	67,584	64,496
Total operating expenses	1,314,732	1,136,156	1,101,081
Operating income	124,350	299,697	286,842
Other Income and Deductions:
Interest income	6,498	8,483	10,043
Gains on available-for-sale securities	16,060	10,527	10,612
Other income	26,833	12,048	10,572
Other (deductions)	(12,728)	(10,481)	(21,552)
Net other income and deductions	36,663	20,577	9,675
Interest Charges	114,860	119,627	121,448
Earnings before Income Taxes	46,153	200,647	175,069
Income Taxes	15,075	69,738	59,513
Net Earnings	31,078	130,909	115,556
(Earnings) Attributable to Valencia Non-controlling Interest	(14,910)	(14,127)	(14,521)
Preferred Stock Dividend Requirements of Subsidiary	(528)	(528)	(528)
Net Earnings Attributable to PNMR	$15,640	$116,254	$100,507
Net Earnings Attributable to PNMR per Common Share:
Basic	$0.20	$1.46	$1.26
Diluted	$0.20	$1.45	$1.25
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net Earnings	$31,078	$130,909	$115,556
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(4,310), $(6,812), and $(10,855)	6,688	10,661	16,564
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $11,181, $5,461, and $4,734	(17,350)	(8,401)	(7,222)
Pension Liability Adjustment:
Experience gains (losses), net of income tax (expense) benefit of $1,726, $6,024 and $(6,781)	(2,679)	(9,258)	10,355
Reclassification adjustment for amortization of experience (gains) losses recognized as net periodic benefit cost, net of income tax expense (benefit) of $(2,332), $(2,032) and $(2,524)	3,620	3,120	3,840
Fair Value Adjustment for Designated Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $(28), $53, and $98	44	(100)	(181)
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $0, $(195), and $(73)	—	363	134
Total Other Comprehensive Income (Loss)	(9,677)	(3,615)	23,490
Comprehensive Income	21,401	127,294	139,046
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(14,910)	(14,127)	(14,521)
Preferred Stock Dividend Requirements of Subsidiary	(528)	(528)	(528)
Comprehensive Income Attributable to PNMR	$5,963	$112,639	$123,997
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$31,078	$130,909	$115,556
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	222,861	209,867	208,173
Deferred income tax expense	16,451	72,481	60,430
Net unrealized (gains) losses on commodity derivatives	5,188	(6,504)	(1,866)
Realized (gains) on available-for-sale securities	(16,060)	(10,527)	(10,612)
Loss on reacquired debt	—	—	3,253
Stock based compensation expense	4,863	5,931	5,320
Regulatory disallowances and restructuring costs	167,471	1,062	12,235
Allowance for equity funds used during construction	(10,430)	(5,563)	(4,382)
Other, net	3,934	4,045	2,735
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(3,298)	(4,975)	(7,562)
Materials, supplies, and fuel stock	(180)	5,504	(7,580)
Other current assets	29,370	(30,436)	8,577
Other assets	2,369	290	(12,801)
Accounts payable	(32,269)	(2,311)	4,484
Accrued interest and taxes	4,957	2,040	91,537
Other current liabilities	2,633	(2,453)	(19,648)
Other liabilities	(42,064)	45,516	(61,262)
Net cash flows from operating activities	386,874	414,876	386,587
Cash Flows From Investing Activities:
Additions to utility and non-utility plant	(558,589)	(460,658)	(348,039)
Proceeds from sales of available-for-sale securities	252,174	117,989	271,140
Purchases of available-for-sale securities	(262,548)	(127,016)	(282,000)
Return of principal on PVNGS lessor notes	21,694	20,758	23,357
Purchase of Rio Bravo	—	(36,235)	—
Other, net	2,741	(167)	4,096
Net cash flows from investing activities	(544,528)	(485,329)	(331,446)
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash Flows From Financing Activities:
Short-term loan	50,000	—	—
Revolving credit facilities borrowings (repayments), net	95,000	(43,600)	(9,500)
Long-term borrowings	463,605	355,000	75,000
Repayment of long-term debt	(333,066)	(125,000)	(29,468)
Cash paid in debt exchange	—	—	(13,048)
Proceeds from stock option exercise	5,619	6,999	4,618
Purchases to satisfy awards of common stock	(17,720)	(17,319)	(13,807)
Dividends paid	(64,251)	(59,468)	(51,508)
Valencia’s transactions with its owner	(17,049)	(17,610)	(18,335)
Other, net	(6,707)	(2,808)	(5,545)
Net cash flows from financing activities	175,431	96,194	(61,593)
Change in Cash and Cash Equivalents	17,777	25,741	(6,452)
Cash and Cash Equivalents at Beginning of Year	28,274	2,533	8,985
Cash and Cash Equivalents at End of Year	$46,051	$28,274	$2,533
Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$103,382	$108,741	$110,768
Income taxes paid (refunded), net	$(1,890)	$(2,597)	$(95,327)

Supplemental schedule of noncash investing and financing activities:
Changes in accrued plant additions	$(19,080)	$(3,089)	$(6,006)
Premium on long-term debt incurred in connection with debt exchange			$36,297
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$46,051	$28,274
Accounts receivable, net of allowance for uncollectible accounts of $1,397 and $1,466	98,699	87,038
Unbilled revenues	52,012	63,719
Other receivables	28,590	39,857
Materials, supplies, and fuel stock	67,386	63,628
Regulatory assets	1,070	47,855
Commodity derivative instruments	3,813	11,232
Income taxes receivable	5,845	6,360
Other current assets	82,104	58,471
Total current assets	385,570	406,434
Other Property and Investments:
Investment in PVNGS lessor notes	—	9,538
Available-for-sale securities	259,042	250,145
Other investments	604	1,762
Non-utility property	3,404	3,406
Total other property and investments	263,050	264,851
Utility Plant:
Plant in service, held for future use, and to be abandoned	6,307,261	5,941,581
Less accumulated depreciation and amortization	2,058,772	1,939,760
	4,248,489	4,001,821
Construction work in progress	204,766	190,389
Nuclear fuel, net of accumulated amortization of $44,455 and $44,507	82,117	77,796
Net utility plant	4,535,372	4,270,006
Deferred Charges and Other Assets:
Regulatory assets	470,664	491,007
Goodwill	278,297	278,297
Commodity derivative instruments	2,622	—
Other deferred charges	73,753	79,642
Total deferred charges and other assets	825,336	848,946
	$6,009,328	$5,790,237
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$250,600	$105,600
Current installments of long-term debt	124,979	332,871
Accounts payable	100,419	110,029
Customer deposits	12,216	12,555
Accrued interest and taxes	58,306	53,863
Regulatory liabilities	15,591	1,703
Commodity derivative instruments	1,859	1,209
Dividends declared	17,656	16,063
Other current liabilities	59,494	70,194
Total current liabilities	641,120	704,087
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,966,969	1,629,514
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	877,393	864,728
Regulatory liabilities	467,413	466,143
Asset retirement obligations	111,895	104,170
Accrued pension liability and postretirement benefit cost	73,097	110,738
Commodity derivative instruments	—	477
Other deferred credits	133,692	103,759
Total deferred credits and other liabilities	1,663,490	1,650,015
Total liabilities	4,271,579	3,983,616
Commitments and Contingencies (See Note 16)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders’ equity:
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 79,653,624 shares)	1,166,465	1,173,845
Accumulated other comprehensive income (loss), net of income taxes	(71,432)	(61,755)
Retained earnings	559,780	609,456
Total PNMR common stockholders’ equity	1,654,813	1,721,546
Non-controlling interest in Valencia	71,407	73,546
Total equity	1,726,220	1,795,092
	$6,009,328	$5,790,237
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Attributable to PNMR				Non- controlling Interest in Valencia
	PNMR Common Stockholders’ Equity
	Common Stock	AOCI	Retained Earnings	Total		Total Equity
	(In thousands)
Balance at December 31, 2012	$1,182,819	$(81,630)	$506,998	$1,608,187	$80,843	$1,689,030
Proceeds from stock option exercise	4,618	—	—	4,618	—	4,618
Purchases to satisfy awards of common stock	(13,807)	—	—	(13,807)	—	(13,807)
Excess tax (shortfall) from stock-based payment arrangements	(581)	—	—	(581)	—	(581)
Stock based compensation expense	5,320	—	—	5,320	—	5,320
Valencia’s transactions with its owner	—	—	—	—	(18,335)	(18,335)
Net earnings before subsidiary preferred stock dividends	—	—	101,035	101,035	14,521	115,556
Subsidiary preferred stock dividends	—	—	(528)	(528)	—	(528)
Total other comprehensive income	—	23,490	—	23,490	—	23,490
Dividends declared on common stock	—	—	(54,165)	(54,165)	—	(54,165)
Balance at December 31, 2013	1,178,369	(58,140)	553,340	1,673,569	77,029	1,750,598
Proceeds from stock option exercise	6,999	—	—	6,999	—	6,999
Purchases to satisfy awards of common stock	(17,319)	—	—	(17,319)	—	(17,319)
Excess tax (shortfall) from stock-based payment arrangements	(135)	—	—	(135)	—	(135)
Stock based compensation expense	5,931	—	—	5,931	—	5,931
Valencia’s transactions with its owner	—	—	—	—	(17,610)	(17,610)
Net earnings before subsidiary preferred stock dividends	—	—	116,782	116,782	14,127	130,909
Subsidiary preferred stock dividends	—	—	(528)	(528)	—	(528)
Total other comprehensive income (loss)	—	(3,615)	—	(3,615)	—	(3,615)
Dividends declared on common stock	—	—	(60,138)	(60,138)	—	(60,138)
Balance at December 31, 2014	1,173,845	(61,755)	609,456	1,721,546	73,546	1,795,092
Proceeds from stock option exercise	5,619	—	—	5,619	—	5,619
Purchases to satisfy awards of common stock	(17,720)	—	—	(17,720)	—	(17,720)
Excess tax (shortfall) from stock-based payment arrangements	(142)	—	—	(142)	—	(142)
Stock based compensation expense	4,863	—	—	4,863	—	4,863
Valencia’s transactions with its owner	—	—	—	—	(17,049)	(17,049)
Net earnings before subsidiary preferred stock dividends	—	—	16,168	16,168	14,910	31,078
Subsidiary preferred stock dividends	—	—	(528)	(528)	—	(528)
Total other comprehensive income (loss)	—	(9,677)	—	(9,677)	—	(9,677)
Dividends declared on common stock	—	—	(65,316)	(65,316)	—	(65,316)
Balance at December 31, 2015	$1,166,465	$(71,432)	$559,780	$1,654,813	$71,407	$1,726,220
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Electric Operating Revenues	$1,131,195	$1,147,914	$1,116,312
Operating Expenses:
Cost of energy	391,131	403,626	374,710
Administrative and general	161,953	152,645	157,144
Energy production costs	176,752	185,638	175,819
Regulatory disallowances and restructuring costs	167,471	1,062	12,235
Depreciation and amortization	115,717	109,524	103,826
Transmission and distribution costs	43,642	43,128	45,936
Taxes other than income taxes	41,149	39,578	37,457
Total operating expenses	1,097,815	935,201	907,127
Operating income	33,380	212,713	209,185
Other Income and Deductions:
Interest income	6,574	8,557	10,182
Gains on available-for-sale securities	16,060	10,527	10,612
Other income	19,347	8,949	7,650
Other (deductions)	(8,493)	(7,218)	(6,974)
Net other income and deductions	33,488	20,815	21,470
Interest Charges	79,950	79,442	79,175
Earnings (Loss) before Income Taxes	(13,082)	154,086	151,480
Income Taxes (Benefit)	(12,758)	52,633	48,804
Net Earnings (Loss)	(324)	101,453	102,676
(Earnings) Attributable to Valencia Non-controlling Interest	(14,910)	(14,127)	(14,521)
Net Earnings (Loss) Attributable to PNM	(15,234)	87,326	88,155
Preferred Stock Dividends Requirements	(528)	(528)	(528)
Net Earnings (Loss) Available for PNM Common Stock	$(15,762)	$86,798	$87,627
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net Earnings (Loss)	$(324)	$101,453	$102,676
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(4,310), $(6,812), and $(10,855)	6,688	10,661	16,564
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $11,181, $5,461, and $4,734	(17,350)	(8,401)	(7,222)
Pension Liability Adjustment:
Experience gains (losses), net of income tax (expense) benefit of $1,726, $6,024 and $(6,781)	(2,679)	(9,258)	10,355
Reclassification adjustment for amortization of experience (gains) losses recognized as net periodic benefit cost, net of income tax expense (benefit) of $(2,332), $(2,032) and $(2,524)	3,620	3,120	3,840
Total Other Comprehensive Income (Loss)	(9,721)	(3,878)	23,537
Comprehensive Income (Loss)	(10,045)	97,575	126,213
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(14,910)	(14,127)	(14,521)
Comprehensive Income (Loss) Attributable to PNM	$(24,955)	$83,448	$111,692

The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$(324)	$101,453	$102,676
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	150,538	143,303	136,732
Deferred income tax expense	(2,836)	55,787	50,043
Net unrealized (gains) losses on commodity derivatives	5,188	(6,504)	(1,866)
Realized (gains) on available-for-sale securities	(16,060)	(10,527)	(10,612)
Regulatory disallowances and restructuring costs	167,471	1,062	12,235
Allowance for equity funds used during construction	(10,430)	(5,563)	(4,382)
Other, net	2,794	4,172	2,768
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(2,515)	(5,919)	(3,021)
Materials, supplies, and fuel stock	381	5,570	(7,730)
Other current assets	23,693	(29,146)	8,556
Other assets	4,194	7,150	(13,363)
Accounts payable	(31,139)	212	2,807
Accrued interest and taxes	(5,343)	(3,599)	72,740
Other current liabilities	(275)	(659)	(27,376)
Other liabilities	(33,503)	42,325	(59,753)
Net cash flows from operating activities	251,834	299,117	260,454
Cash Flows From Investing Activities:
Utility plant additions	(404,840)	(316,800)	(239,906)
Proceeds from sales of available-for-sale securities	252,174	117,989	271,140
Purchases of available-for-sale securities	(262,548)	(127,016)	(282,000)
Return of principal on PVNGS lessor notes	21,694	20,758	23,357
Purchase of Rio Bravo	—	(36,235)	—
Other, net	2,935	(363)	3,843
Net cash flows from investing activities	(390,585)	(341,667)	(223,566)

The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	—	(49,200)	28,100
Short-term borrowings (repayments) - affiliate, net	—	(32,500)	32,500
Long-term borrowings	313,605	275,000	75,000
Repayment of long-term debt	(214,300)	(75,000)	—
Equity contribution from parent	175,000	—	—
Valencia’s transactions with its owner	(17,049)	(17,610)	(18,335)
Dividends paid	(94,968)	(30,791)	(155,556)
Other, net	(5,879)	(1,890)	(2,534)
Net cash flows from financing activities	156,409	68,009	(40,825)

Change in Cash and Cash Equivalents	17,658	25,459	(3,937)
Cash and Cash Equivalents at Beginning of Year	25,480	21	3,958
Cash and Cash Equivalents at End of Year	$43,138	$25,480	$21

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$69,936	$73,787	$71,306
Income taxes paid (refunded), net	$(1,450)	$(228)	$(77,434)

Supplemental schedule of noncash investing activities:
Changes in accrued plant additions	$(17,469)	$(1,616)	$(7,921)

The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$43,138	$25,480
Accounts receivable, net of allowance for uncollectible accounts of $1,397 and $1,466	78,291	67,622
Unbilled revenues	42,641	54,140
Other receivables	24,725	37,622
Affiliate receivables	15,105	8,853
Materials, supplies, and fuel stock	60,477	60,859
Regulatory assets	—	43,980
Commodity derivative instruments	3,813	11,232
Income taxes receivable	14,577	6,105
Other current assets	74,990	53,095
Total current assets	357,757	368,988
Other Property and Investments:
Investment in PVNGS lessor notes	—	9,538
Available-for-sale securities	259,042	250,145
Other investments	366	397
Non-utility property	96	96
Total other property and investments	259,504	260,176
Utility Plant:
Plant in service, held for future use, and to be abandoned	4,833,303	4,581,066
Less accumulated depreciation and amortization	1,569,549	1,486,406
	3,263,754	3,094,660
Construction work in progress	172,238	169,673
Nuclear fuel, net of accumulated amortization of $44,455 and $44,507	82,117	77,796
Net utility plant	3,518,109	3,342,129
Deferred Charges and Other Assets:
Regulatory assets	342,910	357,045
Goodwill	51,632	51,632
Commodity derivative instruments	2,622	—
Other deferred charges	66,810	73,144
Total deferred charges and other assets	463,974	481,821
	$4,599,344	$4,453,114
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Current installments of long-term debt	$124,979	$214,264
Accounts payable	72,386	86,055
Affiliate payables	14,318	18,232
Customer deposits	12,216	12,555
Accrued interest and taxes	33,189	29,298
Regulatory liabilities	15,591	1,703
Commodity derivative instruments	1,859	1,209
Dividends declared	132	132
Other current liabilities	42,251	52,053
Total current liabilities	316,921	415,501
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,455,698	1,268,273
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	696,384	703,396
Regulatory liabilities	434,863	425,481
Asset retirement obligations	111,049	103,182
Accrued pension liability and postretirement benefit cost	66,285	102,850
Commodity derivative instruments	—	477
Other deferred credits	117,275	86,023
Total deferred credits and liabilities	1,425,856	1,421,409
Total liabilities	3,198,475	3,105,183
Commitments and Contingencies (See Note 16)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,236,776	1,061,776
Accumulated other comprehensive income (loss), net of income tax	(71,476)	(61,755)
Retained earnings	152,633	262,835
Total PNM common stockholder’s equity	1,317,933	1,262,856
Non-controlling interest in Valencia	71,407	73,546
Total equity	1,389,340	1,336,402
	$4,599,344	$4,453,114
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Attributable to PNM
	Common Stock	AOCI	Retained Earnings	Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia	Total Equity
	(In thousands)
Balance at December 31, 2012	$1,061,776	$(81,414)	$273,701	$1,254,063	$80,843	$1,334,906
Valencia’s transactions with its owner	—	—	—	—	(18,335)	(18,335)
Net earnings	—	—	88,155	88,155	14,521	102,676
Total other comprehensive income	—	23,537	—	23,537	—	23,537
Dividends declared on preferred stock	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(155,028)	(155,028)	—	(155,028)
Balance at December 31, 2013	1,061,776	(57,877)	206,300	1,210,199	77,029	1,287,228
Valencia’s transactions with its owner	—	—	—	—	(17,610)	(17,610)
Net earnings	—	—	87,326	87,326	14,127	101,453
Total other comprehensive income (loss)	—	(3,878)	—	(3,878)	—	(3,878)
Dividends declared on preferred stock	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(30,263)	(30,263)	—	(30,263)
Balance at December 31, 2014	1,061,776	(61,755)	262,835	1,262,856	73,546	1,336,402
Valencia’s transactions with its owner	—	—	—	—	(17,049)	(17,049)
Net earnings (loss)	—	—	(15,234)	(15,234)	14,910	(324)
Total other comprehensive income (loss)	—	(9,721)	—	(9,721)	—	(9,721)
Equity contribution from parent	175,000	—	—	175,000	—	175,000
Dividends declared on preferred stock	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(94,440)	(94,440)	—	(94,440)
Balance at December 31, 2015	$1,236,776	$(71,476)	$152,633	$1,317,933	$71,407	$1,389,340

The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2015	2014	2013
	(In thousands)

Electric Operating Revenues	$307,887	$287,939	$271,611
Operating Expenses:
Cost of energy	73,518	67,930	57,606
Administrative and general	36,755	36,982	44,635
Depreciation and amortization	56,285	50,056	50,219
Transmission and distribution costs	25,515	23,443	24,188
Taxes other than income taxes	25,781	23,940	22,778
Total operating expenses	217,854	202,351	199,426
Operating income	90,033	85,588	72,185
Other Income and Deductions:
Other income	4,240	2,865	2,377
Other (deductions)	(504)	(727)	(458)
Net other income and deductions	3,736	2,138	1,919
Interest Charges	27,681	27,396	27,393
Earnings Before Income Taxes	66,088	60,330	46,711
Income Taxes	24,125	22,523	17,621
Net Earnings	$41,963	$37,807	$29,090
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net Earnings	$41,963	$37,807	$29,090
Other Comprehensive Income (Loss):
Fair Value Adjustment for Designated Cash Flow Hedge:
Change in fair value, net of income tax (expense) benefit of $0, $53, and $98	—	(100)	(181)
Reclassification adjustment for losses included in net earnings, net of income tax expense (benefit) of $0, $(195), and $(73)	—	363	134
Total Other Comprehensive Income (Loss)	—	263	(47)
Comprehensive Income	$41,963	$38,070	$29,043

The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$41,963	$37,807	$29,090
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	57,909	52,847	54,395
Deferred income tax expense	20,883	20,549	20,662
Other, net	18	(10)	(30)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(783)	944	(4,542)
Materials and supplies	(561)	(66)	150
Other current assets	3,928	380	(1,137)
Other assets	(2,310)	(6,607)	941
Accounts payable	(1,782)	2,514	3,709
Accrued interest and taxes	4,317	4,796	(6,713)
Other current liabilities	1,019	(203)	(3,197)
Other liabilities	(9,823)	3,112	460
Net cash flows from operating activities	114,778	116,063	93,788
Cash Flows From Investing Activities:
Utility plant additions	(124,584)	(127,191)	(89,117)
Net cash flows from investing activities	(124,584)	(127,191)	(89,117)
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In thousands)

Cash Flow From Financing Activities:
Short-term borrowings (repayments), net	54,000	5,000	—
Short-term borrowings (repayments) – affiliate, net	(10,900)	(6,700)	1,100
Long-term borrowings	—	80,000	—
Repayment of long-term debt	—	(50,000)	—
Cash paid in debt exchange	—	—	(13,048)
Equity contribution from parent	—	—	13,800
Dividends paid	(33,248)	(16,336)	(3,726)
Other, net	(46)	(836)	(2,797)
Net cash flows from financing activities	9,806	11,128	(4,671)
Change in Cash and Cash Equivalents	—	—	—
Cash and Cash Equivalents at Beginning of Year	1	1	1
Cash and Cash Equivalents at End of Year	$1	$1	$1
Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$26,216	$22,803	$25,436
Income taxes paid, (refunded) net	$290	$(355)	$4,484

Supplemental schedule of noncash investing and financing activities:
Changes in accrued plant additions	$(5)	$854	$(141)

Premium on long-term debt incurred in connection with debt exchange			$36,297

The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1	$1
Accounts receivable	20,408	19,416
Unbilled revenues	9,371	9,579
Other receivables	811	2,063
Materials and supplies	6,909	2,769
Regulatory assets	1,070	3,875
Other current assets	1,053	938
Total current assets	39,623	38,641
Other Property and Investments:
Other investments	238	242
Non-utility property	2,240	2,240
Total other property and investments	2,478	2,482
Utility Plant:
Plant in service and plant held for future use	1,285,727	1,182,112
Less accumulated depreciation and amortization	406,516	375,407
	879,211	806,705
Construction work in progress	16,561	16,538
Net utility plant	895,772	823,243
Deferred Charges and Other Assets:
Regulatory assets	127,754	133,962
Goodwill	226,665	226,665
Other deferred charges	4,847	4,424
Total deferred charges and other assets	359,266	365,051
	$1,297,139	$1,229,417
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$59,000	$5,000
Short-term debt – affiliate	11,800	22,700
Accounts payable	16,006	14,203
Affiliate payables	3,681	2,469
Accrued interest and taxes	32,891	28,574
Other current liabilities	2,044	2,271
Total current liabilities	125,422	75,217
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	361,411	361,241
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	232,791	211,547
Regulatory liabilities	32,550	40,662
Asset retirement obligations	695	848
Accrued pension liability and postretirement benefit cost	6,812	7,888
Other deferred credits	4,078	7,349
Total deferred credits and other liabilities	276,926	268,294
Total liabilities	763,759	704,752
Commitments and Contingencies (See Note 16)
Common Stockholder’s Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	404,166	404,166
Retained earnings	129,150	120,435
Total common stockholder’s equity	533,380	524,665
	$1,297,139	$1,229,417
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY

	Common Stock	Paid-in Capital	AOCI	Retained Earnings	Total Common Stockholder’s Equity
			(In thousands)
Balance at December 31, 2012	$64	$390,366	$(216)	$73,600	$463,814
Net earnings	—	—	—	29,090	29,090
Total other comprehensive income (loss)	—	—	(47)	—	(47)
Equity contribution from parent	—	13,800	—	—	13,800
Dividends declared on common stock	—	—	—	(3,726)	(3,726)
Balance at December 31, 2013	64	404,166	(263)	98,964	502,931
Net earnings	—	—	—	37,807	37,807
Total other comprehensive income	—	—	263	—	263
Dividends declared on common stock	—	—	—	(16,336)	(16,336)
Balance at December 31, 2014	64	404,166	—	120,435	524,665
Net earnings	—	—	—	41,963	41,963
Dividends declared on common stock	—	—	—	(33,248)	(33,248)
Balance at December 31, 2015	$64	$404,166	$—	$129,150	$533,380

The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

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
Certain amounts in the 2014 and 2013 Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2015 financial statement presentation.
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
Principles of Consolidation
The Consolidated Financial Statements of each of PNMR, PNM, and TNMP include their accounts and those of subsidiaries in which that entity owns a majority voting interest. PNM also consolidates Valencia (Note 9) and, through January 15, 2016, the PVNGS Capital Trust. PNM owns undivided interests in several jointly-owned power plants and records its pro-rata share of the assets, liabilities, and expenses for those plants.
PNMR shared services’ administrative and general expenses, which represent costs that are primarily driven by corporate level activities, are charged to the business segments. These services are billed at cost. Other significant intercompany transactions between PNMR, PNM, and TNMP include interest and income tax sharing payments, as well as equity transactions. All intercompany transactions and balances have been eliminated. See Note 3.

Accounting for the Effects of Certain Types of Regulation
The Company maintains its accounting records in accordance with the uniform system of accounts prescribed by FERC and adopted by the NMPRC and PUCT.
Certain of the Company’s operations are regulated by the NMPRC, PUCT, and FERC and the provisions of GAAP for rate-regulated enterprises are applied to the regulated operations. Regulators may assign costs to accounting periods that differ from accounting methods applied by non-regulated utilities.  When it is probable that regulators will permit recovery of costs through future rates, costs are deferred as regulatory assets that otherwise would be expensed.  Likewise, regulatory liabilities are recognized when it is probable that regulators will require refunds through future rates or when revenue is collected for expenditures that have not yet been incurred.  GAAP also provides for the recognition of revenue and regulatory assets and liabilities associated with “alternative revenue programs” authorized by regulators. Such programs allow the utility to adjust future rates in response to past activities or completed events, if certain criteria are met, even for programs that do not otherwise qualify for recognition of regulatory assets and liabilities. Regulatory assets and liabilities are amortized into earnings over the authorized recovery period. Accordingly, the Company has defe

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

rred certain costs and recorded certain liabilities pursuant to the rate actions of the NMPRC, PUCT, and FERC. Information on regulatory assets and regulatory liabilities is contained in Note 4.
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

Competition Transition Charge
In connection with the adoption of Senate Bill 7 by the Texas Legislature in 1999 that deregulated electric utilities operating within ERCOT, TNMP was allowed to recover its stranded costs through the CTC and to recover a carrying charge on the CTC. The amounts yet to be collect are recorded as regulatory assets by TNMP. TNMP’s calculation of allowable carrying charges on stranded costs recoverable from its transmission and distribution customers is based on a Texas Supreme Court ruling and the PUCT’s application of that ruling.
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

	Year ended December 31
	2015	2014	2013
PNM
Electric plant	2.27%	2.26%	2.27%
Common, intangible, and general plant	4.66%	4.64%	4.87%
TNMP	3.94%	3.59%	3.66%
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

For the years ended December 31, 2015, 2014, and 2013, PNM recorded $7.8 million, $4.2 million, and $3.3 million of allowance for borrowed funds used during construction and $10.4 million, $5.6 million, and $4.4 million of allowance for equity funds used during construction. TNMP recorded $0.5 million, $0.5 million, and $0.4 million of allowance for borrowed funds used during construction and zero, zero, and zero of allowance for equity funds used during construction.
Capitalized Interest
The Company capitalizes interest on its construction projects and major computer software projects not subject to the computation of AFUDC. Interest was capitalized at the overall weighted average borrowing rate of 6.6%, 6.6%, and 6.9% for 2015, 2014, and 2013. In 2015, 2014, and 2013, capitalized interest was $1.5 million, $1.6 million, and $1.5 million for PNMR consolidated; $0.8 million, $1.1 million, and $1.1 million for PNM; and $0.1 million, $0.1 million, and zero for TNMP.
Materials, Supplies, and Fuel Stock
Materials and supplies relate to transmission, distribution, and generating assets. Materials and supplies are charged to inventory when purchased and are expensed or capitalized as appropriate when issued. Materials and supplies are valued using an average costing method. Coal is valued using a rolling weighted average costing method that is updated based on the current period cost per ton. Periodic aerial surveys are performed on the coal piles and adjustments are made. Average cost is equal to net realizable value under the ratemaking process.
Inventories consisted of the following at December 31:

	PNMR		PNM		TNMP
	2015	2014	2015	2014	2015	2014
	(In thousands)
Coal	$18,356	$17,525	$18,356	$17,525	$—	$—
Materials and supplies	49,030	46,103	42,121	43,334	6,909	2,769
	$67,386	$63,628	$60,477	$60,859	$6,909	$2,769

Investments
In 1985 and 1986, PNM entered into eleven operating leases for interests in certain PVNGS generation facilities (Note 7). The 10.3% and 10.15% lessor notes that were issued by the owners of the assets subject to these leases were subsequently purchased and held by the PVNGS Capital Trust, which was consolidated by PNM. The PVNGS Capital Trust held certain of the lessor notes to their maturities in January 2015 and January 2016. Upon final maturity of the lessor notes, the PVNGS Capital Trust ceased to exist. The PVNGS lessor notes were carried at amortized cost.
PNM holds investment securities in the NDT for the purpose of funding its share of the decommissioning costs of PVNGS and a trust for PNM’s share of post-term reclamation costs related to the coal mines serving SJGS (Note 16). All of these investments are classified as available-for-sale. PNM evaluates the securities for impairment on an on-going basis. Since third party investment managers have sole discretion over the purchase and sales of the securities, PNM records a realized loss as an impairment for any security that has a market value that is less than cost at the end of each quarter. For the years ended December 31, 2015, 2014, and 2013, PNM recorded impairment losses on the available-for-sale securities held in the NDT and coal mine reclamation trust of $10.4 million, $4.8 million, and $3.5 million. No gains or losses are deferred as regulatory assets or liabilities. Unrealized gains on these investments, net of related tax effects, are included in OCI and AOCI. The available-for-sale securities are primarily comprised of international, United States, state, and municipal government obligations and corporate debt and equity securities. All investments are held in PNM’s name and are in the custody of major financial institutions. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income and deductions.
Goodwill
Under GAAP, the Company does not amortize goodwill. Goodwill is evaluated for impairment annually, or more frequently if events and circumstances indicate that the goodwill might be impaired. See Note 19.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

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
Amortization of Debt Acquisition Costs
Discount, premium, and expense related to the issuance of long-term debt are amortized over the lives of the respective issues. Gains and losses incurred upon the early retirement of long-term debt are recognized in other income or other deductions, except for amounts attributable to NMPRC, FERC, or PUCT regulation, which are recorded as regulatory assets or liabilities and amortized over the lives of the respective issues. See Note 6 for information regarding the adoption of a new accounting standard that requires a change in presentation of unamortized debt issuance costs on the Consolidated Balance Sheets.
Derivatives
The Company records derivative instruments, including energy contracts, other than those designated as normal purchases or normal sales, in the balance sheet as either an asset or liability measured at their fair value. GAAP requires that changes in the derivatives’ fair value be recognized currently in earnings unless specific hedge accounting or normal purchase or normal sale criteria are met. Normal purchases and normal sales are not marked to market and are reflected in results of operations when the underlying transactions settle. For qualifying hedges, an entity must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. GAAP provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of AOCI and be reclassified into earnings in the period during which the hedged forecasted transaction affects earnings. The results of hedge ineffectiveness and the portion of the change in fair value of a derivative that an entity has chosen to exclude from hedge effectiveness are required to be presented in current earnings. See Note 6 and Note 8.
The Company treats all forward commodity purchases and sales contracts subject to unplanned netting or book-out by the transmission provider as derivative instruments subject to mark-to-market accounting, unless the contract qualifies for the normal

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

exception by meeting the definition of a capacity contract. Under this definition, the contract cannot permit net settlement, the seller must have the resources to serve the contract, and the buyer must be a load serving entity. GAAP provides guidance on whether realized gains and losses on derivative contracts not held for trading purposes should be reported on a net or gross basis and concludes such classification is a matter of judgment that depends on the relevant facts and circumstances.
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
The Company records its environmental liabilities when site assessments or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. The Company reviews its sites and measures the liability by assessing a range of reasonably likely costs for each identified site using currently available information and the probable level of involvement and financial condition of other potentially responsible parties. These estimates are based on assumptions regarding the costs for site investigations, remediation, operations and maintenance, monitoring, and site closure. The ultimate cost to clean up the Company’s identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process. Amounts recorded for environmental expense in the years ended December 31, 2015, 2014, and 2013, as well as the amounts of environmental liabilities at December 31, 2015 and 2014 were insignificant.
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
December 31, 2015, 2014 and 2013

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

The Company makes an estimate of its anticipated effective tax rate for the year as of the end of each quarterly period within its fiscal year. In interim periods, income tax expense is calculated by applying the anticipated annual effective tax rate to year-to-date earnings before taxes, which includes the earnings attributable to the Valencia non-controlling interest. GAAP also provides that certain unusual or infrequently occurring items, as well as adjustments due to enactment of new tax laws, be excluded from the estimated annual effective tax rate calculation.
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

Accounting Standards Update 2016-01 – Financial Instruments (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities

On January 5, 2016, the FASB issued ASU No. 2016-01, which makes targeted improvements to GAAP regarding financial instruments. The new standard eliminates the requirement to classify investments in equity securities with readily determinable fair values into trading or available-for-sale categories and now requires those equity securities to be measured at fair value with changes in fair value recognized in net income rather than in OCI. The new standard also revises certain presentation and disclosure requirements. Under the new standard, accounting for investments in debt securities remains essentially unchanged. The new standard will be effective for the Company beginning on January 1, 2018. Early adoption of the standard is permitted. The Company is in the process of analyzing the impacts of this new standard.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

Accounting Standards Update 2016-02 – Leases (Topic 842)

On February 25, 2016, the FASB issued ASU No. 2016-02, which will change how lessees account for leases. The ASU will require that a liability be recorded on the balance sheet for all leases based on the present value of future lease obligations. A corresponding right-of-use asset will also be recorded. Amortization of the lease obligation and the right-of-use asset for certain leases, primarily those currently classified as operating leases, will be on a straight-line basis, which is not expected to have a significant impact on the statements of earnings or cash flows, whereas other leases will be required to be accounted for as financing arrangements similar to the accounting treatment for capital leases under current GAAP. The new standard also revises certain disclosure requirements. The new standard will be effective for the Company beginning on January 1, 2019. Early adoption of the standard is permitted. At adoption of the ASU, leases will be recognized and measured as of the earliest period presented using a modified retrospective approach. Since this ASU was only recently issued, the Company has not yet begun the process of analyzing the impacts of this new standard.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

PNMR SEGMENT INFORMATION

2015	PNM	TNMP	Corporate and Other	Consolidated
	(In thousands)
Electric operating revenues	$1,131,195	$307,887	$—	$1,439,082
Cost of energy	391,131	73,518	—	464,649
Margin	740,064	234,369	—	974,433
Other operating expenses	590,967	88,051	(14,854)	664,164
Depreciation and amortization	115,717	56,285	13,917	185,919
Operating income	33,380	90,033	937	124,350
Interest income	6,574	—	(76)	6,498
Other income (deductions)	26,914	3,736	(485)	30,165
Interest charges	(79,950)	(27,681)	(7,229)	(114,860)
Segment earnings (loss) before income taxes	(13,082)	66,088	(6,853)	46,153
Income taxes (benefit)	(12,758)	24,125	3,708	15,075
Segment earnings (loss)	(324)	41,963	(10,561)	31,078
Valencia non-controlling interest	(14,910)	—	—	(14,910)
Subsidiary preferred stock dividends	(528)	—	—	(528)
Segment earnings (loss) attributable to PNMR	$(15,762)	$41,963	$(10,561)	$15,640

At December 31, 2015:
Total Assets	$4,599,344	$1,297,139	$112,845	$6,009,328
Goodwill	$51,632	$226,665	$—	$278,297

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

2014	PNM	TNMP	Corporate and Other	Consolidated

Electric operating revenues	$1,147,914	$287,939	$—	$1,435,853
Cost of energy	403,626	67,930	—	471,556
Margin	744,288	220,009	—	964,297
Other operating expenses	422,051	84,365	(14,450)	491,966
Depreciation and amortization	109,524	50,056	13,054	172,634
Operating income	212,713	85,588	1,396	299,697
Interest income	8,557	—	(74)	8,483
Other income (deductions)	12,258	2,138	(2,302)	12,094
Interest charges	(79,442)	(27,396)	(12,789)	(119,627)
Segment earnings (loss) before income taxes	154,086	60,330	(13,769)	200,647
Income taxes (benefit)	52,633	22,523	(5,418)	69,738
Segment earnings (loss)	101,453	37,807	(8,351)	130,909
Valencia non-controlling interest	(14,127)	—	—	(14,127)
Subsidiary preferred stock dividends	(528)	—	—	(528)
Segment earnings (loss) attributable to PNMR	$86,798	$37,807	$(8,351)	$116,254

At December 31, 2014:
Total Assets	$4,453,114	$1,229,417	$107,706	$5,790,237
Goodwill	$51,632	$226,665	$—	$278,297

2013	PNM	TNMP	Corporate and Other	Consolidated

Electric operating revenues	$1,116,312	$271,611	$—	$1,387,923
Cost of energy	374,710	57,606	—	432,316
Margin	741,602	214,005	—	955,607
Other operating expenses	428,591	91,601	(18,308)	501,884
Depreciation and amortization	103,826	50,219	12,836	166,881
Operating income	209,185	72,185	5,472	286,842
Interest income	10,182	—	(139)	10,043
Other income (deductions)	11,288	1,919	(13,575)	(368)
Interest charges	(79,175)	(27,393)	(14,880)	(121,448)
Segment earnings (loss) before income taxes	151,480	46,711	(23,122)	175,069
Income taxes (benefit)	48,804	17,621	(6,912)	59,513
Segment earnings (loss)	102,676	29,090	(16,210)	115,556
Valencia non-controlling interest	(14,521)	—	—	(14,521)
Subsidiary preferred stock dividends	(528)	—	—	(528)
Segment earnings (loss) attributable to PNMR	$87,627	$29,090	$(16,210)	$100,507

At December 31, 2013:
Total Assets	$4,174,261	$1,151,327	$101,270	$5,426,858
Goodwill	$51,632	$226,665	$—	$278,297

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

Major Customers
No individual customer accounted for more than 10% of the electric operating revenues of PNMR or PNM. Three customers of TNMP accounted for 16% in 2015, 15% in 2014, and 16% in 2013; 13% in 2015, 15% in 2014, and 17% in 2013; and 11% in 2015, 11% in 2014, and 10% in 2013 of TNMP’s electric operating revenues.

(3)	Related Party Transactions
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

See Note 6 for information on intercompany borrowing arrangements. The table below summarizes the nature and amount of related party transactions of PNMR, PNM and TNMP:

	Year Ended December 31,
	2015	2014	2013
		(In thousands)
Services billings:
PNMR to PNM	$90,827	$86,871	$92,597
PNMR to TNMP	28,109	28,349	28,937
PNM to TNMP	554	524	562
TNMP to PNMR	41	31	7
Income tax sharing payments:
PNMR to TNMP	—	—	—
PNMR to PNM	1,450	—	77,433
TNMP to PNMR	—	—	3,643
Interest payments:
PNM to PNMR	54	65	4
TNMP to PNMR	276	309	481

(4)	Regulatory Assets and Liabilities
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

	PNM		TNMP
	December 31,		December 31,
	2015	2014	2015	2014
Assets:	(In thousands)
Current:
FPPAC	$—	$43,980	$—	$—
Transmission cost recovery factor	—	—	441	2,482
Energy efficiency costs	—	—	629	1,393
	—	43,980	1,070	3,875
Non-Current:
CTC, including carrying charges	—	—	46,147	55,292
Coal mine reclamation costs	28,303	34,224	—	—
Deferred income taxes	66,990	63,645	10,244	10,556
Loss on reacquired debt	23,627	25,439	35,405	36,703
Pension and OPEB	218,743	222,545	23,356	23,803
AMS surcharge	—	—	1,673	—
AMS retirement costs	—	—	8,549	6,453
Renewable energy costs	—	5,263	—	—
Other	5,247	5,929	2,380	1,155
	342,910	357,045	127,754	133,962
Total regulatory assets	$342,910	$401,025	$128,824	$137,837
Liabilities:
Current:
FPPAC	$(11,410)	$—	$—	$—
Other	(4,181)	(1,703)	—	—
	(15,591)	(1,703)	—	—
Non-Current:
Cost of removal	(284,015)	(277,148)	(26,859)	(29,391)
Deferred income taxes	(77,502)	(75,941)	(3,283)	(3,923)
AROs	(33,747)	(35,834)	—	—
Renewable energy tax benefits	(23,697)	(24,854)	—	—
AMS surcharge	—	—	—	(5,227)
Nuclear spent fuel reimbursements	(9,214)	(3,625)	—	—
Pension and OPEB	—	—	(1,913)	(2,121)
Other	(6,688)	(8,079)	(495)	—
	(434,863)	(425,481)	(32,550)	(40,662)
Total regulatory liabilities	$(450,454)	$(427,184)	$(32,550)	$(40,662)

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
December 31, 2015, 2014 and 2013

Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that future recovery of its regulatory assets are probable.

(5)	Stockholders’ Equity
Common Stock and Equity Contributions
PNMR, PNM, and TNMP did not issue any common stock during the three year period ended December 31, 2015. PNMR funded a cash equity contribution of $175.0 million to PNM in 2015 and $13.8 million to TNMP in 2013. PNMR offers shares of PNMR common stock through the PNMR Direct Plan. PNMR utilizes shares of its common stock purchased on the open market, by an independent agent, rather than issuing additional shares to satisfy subscriptions under the PNMR Direct Plan. The shares of PNMR common stock utilized in the PNMR Direct Plan are offered under a SEC shelf registration statement that expires in August 2018.
Dividends on Common Stock
The declaration of common dividends by PNMR is dependent upon a number of factors, including the ability of PNMR’s subsidiaries to pay dividends. PNMR’s primary sources of dividends are its operating subsidiaries.
PNM declared and paid cash dividends to PNMR of $94.4 million, $30.3 million, and $155.0 million in 2015, 2014, and 2013. TNMP paid cash dividends to PNMR of $33.2 million, $16.3 million, and $3.7 million in 2015, 2014, and 2013.
The NMPRC has placed certain restrictions on the ability of PNM to pay dividends to PNMR, including the restriction that PNM cannot pay dividends that cause its debt rating to fall below investment grade. The NMPRC provisions allow PNM to pay dividends from current earnings, determined on a rolling four quarter basis, and from equity contributions previously made by PNMR without prior NMPRC approval. The Federal Power Act also imposes certain restrictions on dividends by public utilities. The Company’s revolving credit facilities and term loans contain a covenant requiring the maintenance of debt-to-capital ratios of not more than 65%, which could limit amounts of dividends that could be paid. For PNMR and PNM, these ratios reflect the present value of payments under the PVNGS leases as debt. PNM also has other financial covenants that limit the transfer of assets, through dividends or other means, including a requirement to obtain approval of certain financial counterparties to transfer more than five percent of PNM’s assets. As of December 31, 2015, none of the numerical tests would restrict the payment of dividends from the retained earnings of PNMR, PNM, or TNMP, except that PNM would not be able to distribute amounts in excess of approximately $153 million and TNMP would not be able to distribute amounts in excess of approximately $195 million without approval of regulators or financial counterparties.

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
Preferred Stock
PNM’s cumulative preferred shares outstanding bear dividends at 4.58% per annum. PNM preferred stock does not have a mandatory redemption requirement, but may be redeemed, at PNM’s option, at 102% of the stated value plus accrued dividends. The holders of the PNM preferred stock are entitled to payment before the holders of common stock in the event of any liquidation or dissolution or distribution of assets of PNM. In addition, PNM’s preferred stock is not entitled to a sinking fund and cannot be converted into any other class of stock of PNM.
PNMR and TNMP have no preferred stock outstanding. The authorized shares of PNMR and TNMP preferred stock are 10 million shares and 1 million shares.

(6)	Financing

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

The Company’s financing strategy includes both short-term and long-term borrowings. The Company utilizes short-term revolving credit facilities, as well as cash flows from operations, to provide funds for both construction and operating expenditures. Depending on market and other conditions, the Company will periodically sell long-term debt or enter into term loan arrangements and use the proceeds to reduce borrowings under the revolving credit facilities. Each of the revolving credit facilities and the Company’s term loans contains one financial covenant that requires the maintenance of debt-to-capital ratios of less than or equal to 65% (for PNMR and PNM, these ratios reflect the present value of payments under the PVNGS leases as debt) and generally include customary covenants, events of default, cross default provisions and change of control provisions.
PNM must obtain NMPRC approval for any financing transaction having a maturity of more than 18 months. In addition, PNM files its annual short-term financing plan with the NMPRC.
Financing Activities
PNMR

On December 14, 2012, PNMR entered into a $100.0 million Term Loan Agreement (as amended and restated, the “PNMR Term Loan Agreement”) among PNMR, the lenders identified therein, and JPMorgan Chase Bank, N.A., as Administrative Agent. On December 27, 2012, PNMR borrowed $100.0 million under the agreement and used the funds to repay $100.0 million in borrowings made under the PNMR Revolving Credit Facility. On December 27, 2013, PNMR entered into an agreement that amended and restated the PNMR Term Loan Agreement extending the maturity date to December 26, 2014 from December 27, 2013. On December 22, 2014, PNMR entered into another agreement that amended and restated the PNMR Term Loan Agreement extending the maturity date to December 21, 2015. On December 21, 2015, PNMR entered into the Third Amended and Restated PNMR Term Loan Agreement that increased the amount of the PNMR Term Loan Agreement to $150.0 million and extended the maturity date to December 21, 2016.

On March 9, 2015, PNMR entered into a $150.0 million Term Loan Agreement (“PNMR 2015 Term Loan Agreement”) between PNMR, the lenders identified therein, and Wells Fargo Bank, National Association, as Lender and Administrative Agent. The PNMR 2015 Term Loan Agreement bears interest at a variable rate, which was 1.22% at December 31, 2015, and must be repaid on or before March 9, 2018.

In September 2015, PNMR entered into a hedging agreement whereby it effectively established a fixed interest rate of 1.927% for borrowings under the PNMR 2015 Term Loan Agreement for the period from January 11, 2016 through March 9, 2018. This hedge is accounted for as a cash-flow hedge and had a fair value gain of $0.1 million at December 31, 2015, using Level 2 inputs under GAAP determined using forward LIBOR curves under the mid-market convention to discount cash flows over the remaining term of the swap agreements.

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

As discussed in Note 16, NM Capital, a wholly owned subsidiary of PNMR, entered into a $125.0 million term loan agreement (the “BTMU Term Loan Agreement”), among NM Capital, The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), as lender, and BTMU, as Administrative Agent, as of February 1, 2016. The BTMU Term Loan Agreement has a maturity date of February 1, 2021 and bears interest at a rate based on LIBOR plus a customary spread. PNMR, as parent company of NM Capital, has guaranteed NM Capital’s obligations. The BTMU Term Loan Agreement and the guarantee include customary covenants, including requirements for PNMR to not exceed a maximum debt-to-capital ratio and customary events of default consistent with PNMR’s other term loan agreements. In addition, the BTMU Term Loan Agreement has a cross default provision and a change of control provision. NM Capital utilized the proceeds of the BTMU Term Loan Agreement to provide funding of $125.0 million to

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

a ring-fenced, bankruptcy-remote, special-purpose entity that is a subsidiary of Westmoreland Coal Company to finance the purchase price of the stock of SJCC.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

PNM
On April 22, 2013, PNM entered into a $75.0 million Term Loan Agreement (the “PNM 2013 Term Loan Agreement”) among PNM, the lenders identified therein, and Union Bank, N.A., as Administrative Agent. Funding of the PNM 2013 Term Loan Agreement occurred on April 22, 2013, at which time the funds were used to repay $75.0 million in borrowings made under the PNM Revolving Credit Facility.

On March 5, 2014, PNM entered into a $175.0 million Term Loan Agreement (the “PNM 2014 Term Loan Agreement”) among PNM and BTMU, as Lender and Administrative Agent. On March 5, 2014, PNM used a portion of the funds borrowed under the PNM 2014 Term Loan Agreement to repay all amounts outstanding under the PNM 2013 Term Loan Agreement and other short-term amounts outstanding. The PNM 2014 Term Loan Agreement was repaid on August 12, 2015.

On December 22, 2014, PNM entered into a multi-draw term loan facility (the “PNM Multi-draw Term Loan”) with JPMorgan Chase Bank, N.A., as Lender and Administrative Agent. The $125.0 million facility has a maturity date of June 21, 2016. At December 31, 2014, outstanding borrowings under the PNM Multi-draw Term Loan were $100.0 million. PNM drew the remaining capacity of $25.0 million on May 8, 2015 resulting in outstanding borrowings at December 31, 2015 of $125.0 million, which are included in current maturities of long-term debt on the Consolidated Balance Sheet. The PNM Multi-draw Term Loan bears interest at a variable rate, which was 0.99% at December 31, 2015.

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

PNM has a shelf registration statement, which will expire in May 2017, with capacity for the issuance of up to $250.0 million of senior unsecured notes.
TNMP
On September 30, 2011, TNMP entered into the TNMP 2011 Term Loan Agreement and borrowed $50.0 million under it. Borrowings under the TNMP 2011 Term Loan Agreement were due by June 30, 2014. The debt was repaid from the proceeds of the TNMP 2013 Bond Purchase Agreement. TNMP entered into hedging agreements whereby it effectively established fixed interest rates for such borrowing over the life of the debt.
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

On December 9, 2013, TNMP entered into an agreement (the “TNMP 2013 Bond Purchase Agreement”), which provided that TNMP would issue $80.0 million aggregate principal amount of 4.03% first mortgage bonds, due 2024 (the “Series 2014A Bonds”) on or about June 27, 2014, subject to satisfaction of certain conditions. TNMP issued the Series 2014A Bonds on June 27, 2014. TNMP used $50.0 million of the proceeds to repay the full outstanding amount of a term loan and used the remaining $30.0 million of proceeds to reduce short-term debt.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

On December 17, 2015, TNMP entered into an agreement (the “TNMP 2015 Bond Purchase Agreement”), which provided that TNMP would issue $60.0 million aggregate principal amount of 3.53% first mortgage bonds, due 2026 (the “Series 2016A Bonds”) on or about February 10, 2016, subject to satisfaction of certain conditions. TNMP issued the Series 2016A Bonds on February 10, 2016 and used the proceeds to reduce short-term debt and intercompany debt.
Borrowing Arrangements Between PNMR and its Subsidiaries
PNMR has one-year intercompany loan agreements with its subsidiaries. Individual subsidiary loan agreements vary in amount up to $100.0 million and have either reciprocal or non-reciprocal terms. Interest charged to the subsidiaries is equivalent to interest paid by PNMR on its short-term borrowings or the money-market interest rate if PNMR does not have any short-term borrowings outstanding. As of December 31, 2015 and 2014, TNMP had outstanding borrowings of $11.8 million and $22.7 million from PNMR. At February 19, 2016, TNMP had borrowings of $15.1 million from PNMR. PNM had no outstanding borrowings from PNMR at December 31, 2015 or February 19, 2016.

Short-term Debt

The PNMR Revolving Credit Facility has a financing capacity of $300.0 million and the PNM Revolving Credit Facility has a financing capacity of $400.0 million. In October 2015, the maturity of both of these facilities was extended from October 31, 2019 to October 31, 2020. The TNMP Revolving Credit Facility is a $75.0 million revolving credit facility secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds. The TNMP Revolving Credit Facility matures on September 18, 2018.
On January 8, 2014, PNM entered into a $50.0 million unsecured revolving credit facility (the “PNM New Mexico Credit Facility”) by and among PNM, the lenders identified therein, U.S. Bank National Association, as Administrative Agent, and BOKF, NA dba Bank of Albuquerque, as Syndication Agent. The nine participating lenders are all banks that have a significant presence in New Mexico and PNM’s service territory or are headquartered in New Mexico. The PNM New Mexico Credit Facility expires on January 8, 2018 and contains covenants and conditions similar to those in the PNM Revolving Credit Facility.

At December 31, 2015, interest rates on outstanding borrowings were 1.26% for the PNMR Term Loan Agreement (discussed under Financing Activities above), 1.67% for the PNMR Revolving Credit Facility, and 1.29% for the TNMP Revolving Credit Facility. The PNM Revolving Credit Facility and the PNM New Mexico Credit Facility had no borrowings outstanding at December 31, 2015. Short-term debt outstanding consists of:

	December 31,
Short-term Debt	2015	2014
	(In thousands)
PNM:
PNM Revolving Credit Facility	$—	$—
PNM New Mexico Credit Facility	—	—
TNMP Revolving Credit Facility	59,000	5,000
PNMR
PNMR Revolving Credit Facility	41,600	600
PNMR Term Loan Agreement	150,000	100,000
	$250,600	$105,600
In addition to the above borrowings, PNMR, PNM, and TNMP had letters of credit outstanding of $6.2 million, $3.2 million, and $0.1 million at December 31, 2015 that reduce the available capacity under their respective revolving credit facilities.

At February 19, 2016, PNMR, PNM, and TNMP had $187.7 million, $350.6 million, and $59.9 million of availability under their respective revolving credit facilities, including reductions of availability due to outstanding letters of credit, and PNM had no availability under the PNM New Mexico Credit Facility. Total availability at February 19, 2016, on a consolidated basis, was $598.2 million for PNMR. At February 19, 2016, PNMR had invested cash of $1.9 million. PNM and TNMP had no invested cash at February 19, 2016.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

Long-Term Debt

Information concerning long-term debt outstanding and unamortized (premiums), discounts, and debt issuance costs is as follows:

	December 31, 2015		December 31, 2014
	Principal	Unamortized Discounts, (Premiums), and Issuance Costs, net	Principal	Unamortized Discounts, (Premiums), and Issuance Costs, net
	(In thousands)
PNM Debt
Senior Unsecured Notes, Pollution Control Revenue Bonds:
4.875% due 2033	$146,000	$721	$146,000	$807
6.25% due 2038	36,000	251	36,000	262
4.75% due 2040, mandatory tender at June 1, 2017	37,000	82	37,000	138
5.20% due 2040, mandatory tender at June 1, 2020	40,045	190	40,045	233
5.90% due 2040	255,000	2,222	255,000	2,313
6.25% due 2040	11,500	100	11,500	104
2.54% due 2042, mandatory tender at June 1, 2017	20,000	199	20,000	331
4.00% due 2043, mandatory tender at June 1, 2015	—	—	39,300	36
2.40% due 2043, mandatory tender at June 1, 2020	39,300	456	—	—
5.20% due 2043, mandatory tender at June 1, 2020	21,000	96	21,000	118
Senior Unsecured Notes:
7.95% due 2018	350,000	1,718	350,000	2,441
7.50% due 2018	100,025	320	100,025	444
5.35% due 2021	160,000	943	160,000	1,106
3.85% due 2025	250,000	2,874	—	—
PNM Term Loan Agreement due 2015	—	—	175,000	—
PNM Multi-draw Term Loan due 2016	125,000	21	100,000	—
	1,590,870	10,193	1,490,870	8,333
Less current maturities	125,000	21	214,300	36
	1,465,870	10,172	1,276,570	8,297
TNMP Debt
First Mortgage Bonds:
9.50% due 2019, Series 2009A	172,302	2,682	172,302	3,508
6.95% due 2043, Series 2013A	93,198	(19,490)	93,198	(20,208)
4.03% due 2024, Series 2014A	80,000	897	80,000	959
	345,500	(15,911)	345,500	(15,741)
Less current maturities	—	—	—	—
	345,500	(15,911)	345,500	(15,741)
PNMR Debt
PNMR 2015 Term Loan Agreement due 2018	150,000	140	—	—
Senior unsecured notes, 9.25% due 2015	—	—	118,766	159
	150,000	140	118,766	159
Less current maturities	—	—	118,766	159
	150,000	140	—	—
Total Consolidated PNMR Debt	2,086,370	(5,578)	1,955,136	(7,249)
Less current maturities	125,000	21	333,066	195
	$1,961,370	$(5,599)	$1,622,070	$(7,444)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

In April 2015, the FASB issued Accounting Standards Update 2015-03 – Interest – Imputation of Interest (Subtopic 835-30) , which, as subsequently amended, requires that debt issuance costs be reflected as a direct reduction of the related debt liability, except for arrangements such as the Company’s revolving credit facilities. As permitted under the ASU, the Company adopted it as of December 31, 2015. The ASU requires that upon adoption it is to be applied retrospectively to prior years. Accordingly, amounts for 2014 that previously were included in other deferred charges are now reflected as reductions of the related debt in the above table and on the Consolidated Balance Sheets. The 2014 amounts reclassified were none for PNMR, less than $0.1 million for PNM, and none for TNMP that reduce current installments of long-term debt and $0.2 million for PNMR, $8.1 million for PNM, and $4.4 million for TNMP that reduce long-term debt.
Reflecting mandatory tender dates, long-term debt matures as follows:

	PNMR	PNM	TNMP	PNMR Consolidated
	(In thousands)
2016	$—	$125,000	$—	$125,000
2017	—	57,000	—	57,000
2018	150,000	450,025	—	600,025
2019	—	—	172,302	172,302
2020	—	100,345	—	100,345
Thereafter	—	858,500	173,198	1,031,698
Total	$150,000	$1,590,870	$345,500	$2,086,370

(7)	Lease Commitments
The Company leases office buildings, vehicles, and other equipment under operating leases. In addition, PNM leases interests in Units 1 and 2 of PVNGS and, through April 1, 2015, leased an interest in the EIP transmission line. Many of PNM’s electric transmission and distribution facilities are located on lands that require the grant of rights-of-way from governmental entities, Native American tribes, or private parties. PNM has completed several renewals of rights-of-way, the largest of which is a renewal with the Navajo Nation, and has no significant rights-of-way that will expire within the next five years. PNM is obligated to pay the Navajo Nation annual payments of $6.0 million, subject to adjustment each year based on the Consumer Price Index, through 2029. All of the Company’s leases, including the Navajo Nation rights-of-way agreement, are accounted for as operating leases.

The PVNGS leases were entered into in 1985 and 1986 and initially were scheduled to expire on January 15, 2015 for the four Unit 1 leases and January 15, 2016 for the four Unit 2 leases. Each of the leases provided PNM with an option to purchase the leased assets at fair market value at the end of the leases, but PNM did not have a fixed price purchase option. In addition, the leases provided PNM with options to renew the leases at fixed rates set forth in each of the leases for two years beyond the termination of the original lease terms. The option periods on certain leases could be further extended for up to an additional six years (the “Maximum Option Period”) if the appraised remaining useful lives and fair value of the leased assets were greater than parameters set forth in the leases. The rental payments during the fixed renewal option periods are 50% of the amounts during the original terms of the leases. Gross annual lease payments, before considering the impacts of amounts returned to PNM through ownership of the lessor notes, aggregated $33.0 million for the Unit 1 leases and $23.7 million for the Unit 2 leases prior to the expiration of their original terms. For leases that are extended, the leases provide PNM with the option to purchase the leased assets at fair market value at the end of the extended lease terms.

Following procedures set forth in the PVNGS leases, PNM notified each of the four lessors under the Unit 1 leases and the lessor under the one Unit 2 lease containing the Maximum Option Period provision that it would elect to renew those leases for the Maximum Option Period on the expiration date of the original leases. PNM and each of those lessors entered into amendments to each of the leases setting forth the terms and conditions that would implement the extension of the term of the leases through the agreed upon Maximum Option Period. The four Unit 1 leases now expire on January 15, 2023 and the one Unit 2 lease now

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

expires on January 15, 2024. The annual payments during the renewal periods aggregate $16.5 million for the PVNGS Unit 1 leases and $1.6 million for the Unit 2 lease. The table of future lease payments as of December 31, 2015 shown below includes payments during the renewal periods for those leases that have been extended.
For the three PVNGS Unit 2 leases that did not contain the Maximum Option Period provisions, PNM, following procedures set forth in the leases, notified each of the lessors that PNM would elect to purchase the assets underlying those leases on the expiration date of the original leases. PNM and the lessors under these leases entered into agreements that established the purchase price, representing the fair market value, to be paid by PNM for the assets underlying the leases on January 15, 2016. On January 15, 2016, PNM paid $78.1 million to the lessor under one lease for 31.25 MW of the entitlement from PVNGS Unit 2 and $85.2 million to the lessors under the other two leases for 32.76 MW of the entitlement from PVNGS Unit 2.
Covenants in PNM’s PVNGS Units 1 and 2 lease agreements limit PNM’s ability, without consent of the owner participants in the lease transactions, (i) to enter into any merger or consolidation, or (ii) except in connection with normal dividend policy, to convey, transfer, lease or dividend more than 5% of its assets in any single transaction or series of related transactions. PNM is exposed to losses under the PVNGS lease arrangements upon the occurrence of certain events that PNM does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to PVNGS or the occurrence of specified nuclear events), PNM would be required to make specified payments to the equity participants, and take title to the leased interests. Exercise of renewal options under the leases requires that amounts payable to equity participants under the circumstances described above would increase to the fair market value as of the renewal date. If such an event had occurred as of December 31, 2015, PNM could have been required to pay the equity participants up to approximately $205.8 million on January 15, 2016 in addition to the scheduled lease payments due on January 15, 2016. In such event, PNM would record the acquired assets at the lower of their fair value or the aggregate of the amount paid and PNM’s carrying value of its investment in PVNGS lessor notes. Reflecting the asset purchases and lease renewal that were effective on January 15, 2016, if such an event were to occur, amounts payable to equity participants under the circumstances described above would be up to $179.1 million on July 15, 2016 in addition to the scheduled lease payments due on July 15, 2016.
PNM owned 60% of the EIP and leased the other 40%, under a lease that expired on April 1, 2015. The lease provided PNM the option of purchasing the leased assets at the end of the lease for fair market value, as well as options to renew the lease. On November 1, 2012, PNM and the lessor entered into a definitive agreement for PNM to exercise the option to purchase on April 1, 2015 the leased capacity at fair market value, which the parties agreed would be $7.7 million. PNM closed on the purchase on April 1, 2015 and recorded the purchase of the assets underlying the lease at that date.

PNMR leased a building that was used as part of its corporate headquarters, as well as housing certain support functions for the utility operations of PNM and TNMP. The lease expired on November 30, 2015 and provided for annual rents of $1.9 million, which are included in the operating lease expense table below.

Operating lease expense, including the PVNGS and EIP leases, was:

	PNMR	PNM	TNMP
	(In thousands)
2015	$68,652	$63,558	$3,688
2014	$82,756	$76,745	$3,932
2013	$82,882	$78,306	$2,663

As discussed under Investments in Note 1, the PVNGS Capital Trust, which was consolidated by PNM through January 15, 2016, acquired the lessor notes that were issued by the PVNGS lessors. Future minimum operating lease payments at December 31, 2015 shown below have been reduced by payments on the PVNGS lessor notes of $9.0 million in 2016 returned in cash to PNM:

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

	PNMR	PNM	TNMP
	(In thousands)
2016	$29,825	$28,496	$1,062
2017	26,071	25,413	379
2018	25,240	24,945	15
2019	25,190	24,902	—
2020	25,197	24,902	—
Later years	108,990	108,990	—
Total minimum lease payments	$240,513	$237,648	$1,456

(8)	Fair Value of Derivative and Other Financial Instruments
Energy Related Derivative Contracts
Overview
The primary objective for the use of derivative instruments, including energy contracts, options, and futures, is to manage price risk associated with forecasted purchases of energy and fuel used to generate electricity, as well as managing anticipated generation capacity in excess of forecasted demand from existing customers. PNM’s energy related derivative contracts manage commodity risk. PNM is required to meet the demand and energy needs of its retail and firm-requirements wholesale customers. PNM is exposed to market risk for its share of PVNGS Unit 3 and the needs of its firm-requirements wholesale customers not covered under a FPPAC. PNM’s operations are managed primarily through a net asset-backed strategy, whereby PNM’s aggregate net open forward contract position is covered by its forecasted excess generation capabilities or market purchases. PNM could be exposed to market risk if its generation capabilities were to be disrupted or if its load requirements were to be greater than anticipated. If all or a portion of load requirements were required to be covered as a result of such unexpected situations, commitments would have to be met through market purchases.
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
Accounting for Derivatives
Under derivative accounting and related rules for energy contracts, the Company accounts for its various derivative instruments for the purchase and sale of energy based on the Company’s intent. During the years ended December 31, 2015, 2014, and 2013, the Company was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flows hedges. The contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. The Company has no trading transactions.
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
December 31, 2015, 2014 and 2013

regularly assesses the validity and availability of pricing data for its derivative transactions. Although the Company uses its best judgment in estimating the fair value of these instruments, there are inherent limitations in any estimation technique.

Commodity Derivatives
Commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges, are summarized as follows:

	Economic Hedges
	December 31,
	2015	2014
	(In thousands)
PNM and PNMR
Current assets	$3,813	$11,232
Deferred charges	2,622	—
	6,435	11,232
Current liabilities	(1,859)	(1,209)
Long-term liabilities	—	(477)
	(1,859)	(1,686)
Net	$4,576	$9,546
Included in the above table are $3.0 million of current assets and $2.6 million of deferred charges at December 31, 2015 and $3.0 million of current assets at December 31, 2014 related to contracts for the sale of energy from PVNGS Unit 3 through 2017 at market price plus a premium. Certain of PNM’s commodity derivative instruments in the above table are subject to master netting agreements whereby assets and liabilities could be offset in the settlement process. The Company does not offset fair value, cash collateral, and accrued payable or receivable amounts recognized for derivative instruments under master netting arrangements and the above table reflects the gross amounts of assets and liabilities. The amounts that could be offset under master netting agreements were immaterial at December 31, 2015 and 2014.
At December 31, 2015 and 2014, PNMR and PNM had no amounts recognized for the legal right to reclaim cash collateral. However, at December 31, 2015 and 2014, amounts posted as cash collateral under margin arrangements were $2.7 million and $3.8 million for both PNMR and PNM. At December 31, 2015 and 2014, obligations to return cash collateral were $0.1 million and $0.2 million for both PNMR and PNM. Cash collateral amounts are included in other current assets and other current liabilities on the Consolidated Balance Sheets.

PNM has a NMPRC approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. The table above includes $0.4 million of current assets and $0.2 million of current liabilities at December 31, 2015 related to this plan. The offsets to these amounts are recorded as regulatory assets and liabilities on the Consolidated Balance Sheets. At December 31, 2014, there were no hedges in place under this plan.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

The following table presents the effect of mark-to-market commodity derivative instruments on earnings, excluding income tax effects. Commodity derivatives had no impact on OCI for the periods presented.

	Economic Hedges
	Year Ended December 31,
	2015	2014	2013
	(In thousands)
PNMR and PNM
Electric operating revenues	$7,156	$4,491	$1,727
Cost of energy	(293)	593	1,109
Total gain	$6,863	$5,084	$2,836
Commodity contract volume positions are presented in MMBTU for gas related contracts and in MWh for power related contracts. The table below presents PNMR’s and PNM’s net buy (sell) volume positions:

	Economic Hedges
	MMBTU	MWh
December 31, 2015
PNMR and PNM	577,481	(3,405,843)
December 31, 2014
PNMR and PNM	650,000	(1,919,000)

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

Contingent Feature – Credit Rating Downgrade	Contractual Liability	Existing Cash Collateral	Net Exposure
	(In thousands)
December 31, 2015
PNMR and PNM	$839	$—	$839
December 31, 2014
PNMR and PNM	$1,686	$—	$167
Sale of Power from PVNGS Unit 3
Because PNM’s 134 MW share of Unit 3 at PVNGS is not currently included in retail rates, that unit’s power is being sold in the wholesale market. PNM sells power from its interest in PVNGS Unit 3 at market prices. As of December 31, 2015, PNM had contracted to sell 100% of PVNGS Unit 3 output through 2017, at market price plus a premium.  Through hedging arrangements

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

that are accounted for as economic hedges, PNM has established fixed rates, which average approximately $26 per MWh, for substantially all of the sales through 2016. There are currently no hedging arrangements in place for the 2017 sales.
Non-Derivative Financial Instruments
The carrying amounts reflected on the Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Available-for-sale securities are carried at fair value. Available-for-sale securities for PNMR and PNM consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS and a trust for PNM’s share of post-term reclamation costs related to the coal mines serving SJGS (Note 16). At December 31, 2015 and 2014, the fair value of available-for-sale securities included $249.1 million and $244.6 million for the NDT and $9.9 million and $5.5 million for the mine reclamation trust. The fair value and gross unrealized gains of investments in available-for-sale securities are presented in the following table.

	December 31, 2015		December 31, 2014
	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value
PNMR and PNM		(In thousands)
Cash and cash equivalents	$—	$10,700	$—	$8,276
Equity securities:
Domestic value	11,610	44,505	17,418	45,340
Domestic growth	11,163	61,078	21,354	74,053
International and other	1,569	27,961	156	16,599
Fixed income securities:
U.S. Government	178	27,880	903	22,563
Municipals	3,672	58,576	5,851	68,973
Corporate and other	628	28,342	666	14,341
	$28,820	$259,042	$46,348	$250,145

The proceeds and gross realized gains and losses on the disposition of available-for-sale securities for PNMR and PNM are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the change in realized impairment losses of $(4.3) million, $(0.7) million, and $0.6 million for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Proceeds from sales	$252,174	$117,989	$271,140
Gross realized gains	$29,663	$15,162	$14,308
Gross realized (losses)	$(9,259)	$(3,964)	$(4,298)
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

At December 31, 2015, the available-for-sale and held-to-maturity debt securities had the following final maturities:

	Fair Value
	Available-for-Sale	Held-to-Maturity
	PNMR and PNM	PNMR	PNM
	(In thousands)
Within 1 year	$3,858	$8,947	$8,947
After 1 year through 5 years	24,136	665	—
After 5 years through 10 years	26,401	—	—
After 10 years through 15 years	10,843	—	—
After 15 years through 20 years	10,815	—	—
After 20 years	38,745	—	—
	$114,798	$9,612	$8,947
Fair Value Disclosures
The Company determines the fair values of its derivative and other financial instruments based on the hierarchy established in GAAP, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. GAAP describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Level 3 inputs used in determining fair values for the Company consist of internal valuation models. The Company records any transfers between fair value hierarchy levels as of the end of each calendar quarter. There were no transfers between levels during the years ended December 31, 2015 and 2014.
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
Items recorded at fair value on the Consolidated Balance Sheets are presented below by level of the fair value hierarchy. There were no Level 3 fair value measurements at December 31, 2015 and 2014 for items recorded at fair value.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 31, 2015		(In thousands)
PNMR and PNM
Available-for-sale securities
Cash and cash equivalents	$10,700	$10,700	$—
Equity securities:
Domestic value	44,505	44,505	—
Domestic growth	61,078	61,078	—
International and other	27,961	27,961	—
Fixed income securities:
U.S. Government	27,880	26,608	1,272
Municipals	58,576	—	58,576
Corporate and other	28,342	6,500	21,842
	$259,042	$177,352	$81,690

Commodity derivative assets	$6,435	$—	$6,435
Commodity derivative liabilities	(1,859)	—	(1,859)
Net	$4,576	$—	$4,576

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 31, 2014		(In thousands)
PNMR and PNM
Available-for-sale securities
Cash and cash equivalents	$8,276	$8,276	$—
Equity securities:
Domestic value	45,340	45,340	—
Domestic growth	74,053	74,053	—
International and other	16,599	16,599	—
Fixed income securities:
U.S. Government	22,563	20,808	1,755
Municipals	68,973	—	68,973
Corporate and other	14,341	4,843	9,498
	$250,145	$169,919	$80,226

Commodity derivative assets	$11,232	$—	$11,232
Commodity derivative liabilities	(1,686)	—	(1,686)
Net	$9,546	$—	$9,546

The carrying amounts and fair values of investments in PVNGS lessor notes, other investments, and long-term debt, which are not recorded at fair value on the Consolidated Balance Sheets, are presented below:

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

				GAAP Fair Value Hierarchy
	Carrying Amount		Fair Value	Level 1	Level 2	Level 3
December 31, 2015	(In thousands)
PNMR
Long-term debt	$2,091,948		$2,264,869	$—	$2,264,869	$—
Investment in PVNGS lessor notes	$8,587		$8,947	$—	$—	$8,947
Other investments	$604		$1,269	$604	$—	$665
PNM
Long-term debt	$1,580,677		$1,703,209	$—	$1,703,209	$—
Investment in PVNGS lessor notes	$8,587		$8,947	$—	$—	$8,947
Other investments	$366		$366	$366	$—	$—
TNMP
Long-term debt	$361,411		$411,661	$—	$411,661	$—
Other investments	$238		$238	$238	$—	$—

December 31, 2014
PNMR
Long-term debt	$1,962,385	(1)	$2,173,117	$—	$2,173,117	$—
Investment in PVNGS lessor notes	$31,232		$32,836	$—	$—	$32,836
Other investments	$1,762		$2,375	$639	$—	$1,736
PNM
Long-term debt	$1,482,537	(1)	$1,624,222	$—	$1,624,222	$—
Investment in PVNGS lessor notes	$31,232		$32,836	$—	$—	$32,836
Other investments	$397		$397	$397	$—	$—
TNMP
Long-term debt	$361,241	(1)	$427,356	$—	$427,356	$—
Other investments	$242		$242	$242	$—	$—

(1)	See Note 6 for an explanation of the adjustments made to the December 31, 2014 carrying value of long-term debt in order to conform to current-year presentation.

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

On May 2, 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which removed the requirement to categorize investments within the fair value hierarchy for which fair value was measured using a practical expedient provided under GAAP that allows the net asset value per share to be used as fair value for investments in certain entities that do not have readily determinable fair values and are considered to be investment companies.  Fair values for alternative investments held by the PNMR Master Trust are valued using this practical expedient. As permitted under the ASU, the Company adopted it as of December 31, 2015. The ASU requires that upon adoption it is to be applied retrospectively to prior years. Accordingly, alternative investments are no longer categorized within the fair value hierarchy and disclosures for December 31, 2014 have been modified to be consistent with 2015.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

Level 2 and Level 3 fair values are provided by fund managers utilizing a pricing service. For level 2 fair values, the pricing provider predominately uses the market approach using bid side market value based upon a hierarchy of information for specific securities or securities with similar characteristics. Fair values of Level 2 investments in mutual funds are equal to net asset value as of year-end. Level 3 investments are comprised of corporate term loans. Alternative investments include private equity funds, hedge funds, and real estate funds. The private equity funds are not voluntarily redeemable. These investments are realized through periodic distributions occurring over a 10 to 15 year term after the initial investment. The real estate funds and hedge funds may be voluntarily redeemed, but are subject to redemption provisions that may result in the funds not being able to be redeemed in the near term. Audited financial statements are received for each fund and are reviewed by the Company annually.
The valuation of Level 3 investments and alternative investments requires significant judgment by the pricing provider due to the absence of quoted market values, changes in market conditions, and the long-term nature of the assets. The significant unobservable inputs include the trading multiples of public companies that are considered comparable to the company being valued, company specific issues, estimates of liquidation value, current operating performance and future expectations of performance, changes in market outlook and the financing environment, capitalization rates, discount rates and cash flows. The fair values of investments held by the employee benefit plans are as follows:

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015		(In thousands)
PNM Pension Plan
Participation in PNMR Master Trust Investments:
Investments categorized within fair value hierarchy	$479,858	$111,441	$367,698	$719
Uncategorized investments	78,461
Total Master Trust Investments	$558,319

TNMP Pension Plan
Participation in PNMR Master Trust Investments:
Investments categorized within fair value hierarchy	$52,163	$12,199	$39,886	$78
Uncategorized investments	9,968
Total Master Trust Investments	$62,131

PNM OPEB Plan
Cash and cash equivalents	$1,512	$1,512	$—	$—
Equity securities:
International funds	10,604	—	10,604	—
Domestic value	9,367	9,367	—	—
Domestic growth	5,894	5,894	—	—
Other funds	28,419	—	28,419	—
Fixed income securities:
Mutual funds	18,343	18,343	—	—
	$74,139	$35,116	$39,023	$—
TNMP OPEB Plan
Cash and cash equivalents	$128	$128	$—	$—
Equity securities:
International funds	1,310	—	1,310	—
Domestic value	367	367	—	—
Domestic growth	1,013	1,013	—	—
Other funds	3,397	—	3,397	—
Fixed income securities:
Mutual funds	3,075	3,075	—	—
	$9,290	$4,583	$4,707	$—

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014	(In thousands)
PNM Pension Plan
Participation in PNMR Master Trust Investments:
Investments categorized within fair value hierarchy	$523,142	$123,668	$398,819	$655
Uncategorized investments	64,970
Total Master Trust Investments	$588,112

TNMP Pension Plan
Participation in PNMR Master Trust Investments:
Investments categorized within fair value hierarchy	$59,320	$14,823	$44,425	$72
Uncategorized investments	9,887
Total Master Trust Investments	$69,207

PNM OPEB Plan
Cash and cash equivalents	$1,242	$1,242	$—	$—
Equity securities:
International funds	10,332	—	10,332	—
Domestic value	8,365	8,365	—	—
Domestic growth	5,960	5,960	—	—
Other funds	30,997	—	30,997	—
Fixed income securities:
Mutual funds	22,122	22,122	—	—
	$79,018	$37,689	$41,329	$—
TNMP OPEB Plan
Cash and cash equivalents	$168	$168	$—	$—
Equity securities:
International funds	1,277	—	1,277	—
Domestic value	403	403	—	—
Domestic growth	1,024	1,024	—	—
Other funds	3,790	—	3,790	—
Fixed income securities:
Mutual funds	3,549	3,549	—	—
	$10,211	$5,144	$5,067	$—

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

The fair values of investments in the PNMR Master Trust are as follows:

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015	(In thousands)
PNMR Master Trust
Cash and cash equivalents	$14,525	$14,525	$—	$—
Equity securities:
International	36,675	—	36,675	—
Domestic value	34,769	34,769	—	—
Domestic growth	25,407	25,407	—	—
Other funds	30,531	—	30,531	—
Fixed income securities:
Corporate	214,218	—	213,421	797
U.S. Government	98,138	48,936	49,202	—
Municipals	16,647	—	16,647	—
Other funds	61,111	3	61,108	—
Total investments categorized within fair value hierarchy	532,021	$123,640	$407,584	$797
Uncategorized investments:
Private equity funds	32,333
Hedge funds	40,731
Real estate funds	15,365
	$620,450
December 31, 2014
PNMR Master Trust
Cash and cash equivalents	$15,645	$15,645	$—	$—
Equity securities:
International	23,282	—	23,282	—
Domestic value	41,778	41,778	—	—
Domestic growth	28,370	28,370	—	—
Other funds	29,719	—	29,719	—
Fixed income securities:
Corporate	242,742	—	242,015	727
U.S. Government	106,634	52,537	54,097	—
Municipals	20,156	—	20,156	—
Other funds	74,136	161	73,975	—
Total investments categorized within fair value hierarchy	582,462	$138,491	$443,244	$727
Uncategorized investments:
Private equity funds	37,220
Hedge funds	23,876
Real estate funds	13,761
	$657,319

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

A reconciliation of the changes in Level 3 fair value measurements is as follows:

	Fixed Income - Corporate
PNMR Master Trust	PNM Pension	TNMP Pension	Total Master Trust
	(In thousands)
Balance at December 31, 2013	$160	$16	$176
Actual return on assets sold during the period	—	—	—
Actual return on assets still held at period end	(18)	(2)	(20)
Purchases	546	62	608
Sales	(33)	(4)	(37)
Balance at December 31, 2014	655	72	727
Actual return on assets sold during the period	—	—	—
Actual return on assets still held at period end	(1)	—	(1)
Purchases	177	17	194
Sales	(112)	(11)	(123)
Balance at December 31, 2015	$719	$78	$797

(9)	Variable Interest Entities
GAAP determines how an enterprise evaluates and accounts for its involvement with variable interest entities, focusing primarily on whether the enterprise has the power to direct the activities that most significantly impact the economic performance of a variable interest entity (“VIE”). GAAP also requires continual reassessment of the primary beneficiary of a variable interest entity.

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 158 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third-party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. The total construction cost for the facility was $90.0 million. PNM estimates that the plant will typically operate during peak periods of energy demand in summer. PNM is obligated to pay fixed operations and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the years ended December 31, 2015, 2014, and 2013, PNM paid $17.5 million, $19.1 million, and $18.9 million for fixed charges and $1.5 million, $1.2 million, and $1.2 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy obligations of Valencia and creditors of Valencia do not have any recourse against PNM’s assets.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

Summarized financial information for Valencia is as follows:

Results of Operations
	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Operating revenues	$20,687	$20,247	$20,166
Operating expenses	(5,777)	(6,120)	(5,645)
Earnings attributable to non-controlling interest	$14,910	$14,127	$14,521

Financial Position
	December 31,
	2015	2014
	(In thousands)
Current assets	$2,588	$2,513
Net property, plant and equipment	69,784	72,321
Total assets	72,372	74,834
Current liabilities	965	1,288
Owners’ equity – non-controlling interest	$71,407	$73,546

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

PVNGS Leases

PNM is leasing portions of its interests in Units 1 and 2 of PVNGS, which initially were scheduled to expire on January 15, 2015 for the four Unit 1 leases and January 15, 2016 for the four Unit 2 leases. Each of the lease agreements was with a different trust whose beneficial owners were five different institutional investors. PNM is not the legal or tax owner of the leased assets. The beneficial owners of the trusts possess all of the voting control and pecuniary interests in the trusts. See Note 7 for additional information regarding the leases and actions PNM has taken with respect to its renewal and purchase options. At January 15, 2015, the four Unit 1 leases were extended. At January 15, 2016, one of the Unit 2 leases was extended and PNM purchased the assets underlying the other three Unit 2 leases. Prior to their exercise or expiration, the fixed rate renewal options were considered to be variable interests in the trusts and resulted in the trusts being considered variable interest entities under GAAP. Upon execution of documents establishing terms of the asset purchases or lease extensions, the fixed rate renewal options ceased to exist as did PNM’s variable interest in the trusts. PNM is only obligated to make payments to the trusts for the scheduled semi-annual lease payments and has no other financial obligations or commitments to the trusts or the beneficial owners although PNM is

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

responsible for all decommissioning obligations related to its entire interest in PVNGS both during and after termination of the leases. Creditors of the trusts have no recourse to PNM’s assets other than with respect to the contractual lease payments. PNM has no additional rights to the assets of the trusts other than the use of the leased assets. PNM has no assets or liabilities recorded on its Consolidated Balance Sheets related to the trusts other than accrued lease payments of $18.4 million and $26.0 million at December 31, 2015 and 2014, which are included in other current liabilities on the Consolidated Balance Sheets.
PNM has evaluated the PVNGS lease arrangements, including actions taken with respect to the renewal and purchase options referred to above, and concluded that it does not have the power to direct the activities that most significantly impact the economic performance of the trusts and, therefore, is not the primary beneficiary of the trusts under GAAP. The significant factors considered in reaching this conclusion are: the periods covered by fixed price renewal options were significantly shorter than the anticipated remaining useful lives of the assets, particularly since the operating licenses for the plants have been extended for twenty years through 2045 for Unit 1 and 2046 for Unit 2; PNM’s only financial obligation to the trusts is to make the fixed lease payments and the payments do not vary based on the output of the plants or their performance; during the lease terms, the economic performance of the trusts is substantially fixed due to the fixed lease payments; PNM is only one of several participants in PVNGS and is not the operating agent for the plants, so does not significantly influence the day-to-day operations of the plants; furthermore, the operations of the plants, including plans for their decommissioning, are highly regulated by the NRC, leaving little room for the participants to operate the plants in a manner that impacts the economic performance of the trusts; the economic performance of the trusts at the end of the lease terms is dependent upon the fair value and remaining lives of the plants at that time, which are determined by factors such as power prices, outlook for nuclear power, and the impacts of potential carbon legislation or regulation, all which are outside of PNM’s control; and while PNM had some benefit from its renewal options, the vast majority of the value at the end of the leases will accrue to the beneficial owners of the trusts, particularly given increases in the value of existing nuclear generating facilities, which have no GHG, resulting from potential carbon legislation or regulation.
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
In December 2012, PNM entered into an agreement with the owners of Delta under which PNM would purchase the entity that owned Delta. FERC approved the purchase on February 26, 2013 and the NMPRC approved the purchase on June 26, 2013. Closing was subject to the seller remedying specified operational, NERC compliance, and environmental issues, as well as other customary closing conditions. PNM closed on the purchase on July 17, 2014 and recorded the purchase as of that date. At closing, PNM made a cash payment of $22.8 million, which reflected an adjustment for working capital compared to a targeted working capital. Delta had project financing debt, amounting to $14.6 million at closing, which was retired at closing. PNM changed the name of the facility to Rio Bravo.
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
PNM made fixed and variable payments to Delta under the PPA. For the period from January 1, 2014 through July 17, 2014, PNM incurred fixed capacity charges of $3.5 million and variable energy charges of $0.6 million under the PPA. For the year ended December 31, 2013, PNM incurred fixed capacity charges of $6.4 million and variable energy charges of $1.8 million under the PPA. PNM recovered the variable energy charges through its FPPAC.
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
December 31, 2015, 2014 and 2013

(10)	Earnings and Dividends Per Share
In accordance with GAAP, dual presentation of basic and diluted earnings per share has been presented in the Consolidated Statements of Earnings of PNMR. Information regarding the computation of earnings per share and dividends per share is as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Earnings Attributable to PNMR	$15,640	$116,254	$100,507
Average Number of Common Shares:
Outstanding during year	79,654	79,654	79,654
Vested awards of restricted stock	105	134	191
Average Shares – Basic	79,759	79,788	79,845
Dilutive Effect of Common Stock Equivalents (1):
Stock options and restricted stock	380	491	586
Average Shares – Diluted	80,139	80,279	80,431
Net Earnings Per Share of Common Stock:
Basic	$0.20	$1.46	$1.26
Diluted	$0.20	$1.45	$1.25
Dividends Declared per Common Share	$0.820	$0.755	$0.680

(1)	Excludes out-of-the-money options for 2,100 shares of common stock at December 31, 2015. See Note 13.

(11)	Income Taxes
PNMR
PNMR’s income taxes consist of the following components:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Current federal income tax	$—	$(2,015)	$—
Current state income tax	(1,376)	(728)	(917)
Deferred federal income tax	5,488	59,814	50,044
Deferred state income tax	12,305	14,831	12,578
Amortization of accumulated investment tax credits	(1,342)	(2,164)	(2,192)
Total income taxes	$15,075	$69,738	$59,513

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

PNMR’s provision for income taxes differed from the federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Federal income tax at statutory rates	$16,154	$70,226	$61,274
Amortization of accumulated investment tax credits	(1,342)	(2,164)	(2,192)
Flow-through of depreciation items	1,485	1,344	1,132
Earnings attributable to non-controlling interest in Valencia	(5,218)	(4,945)	(5,082)
State income tax, net of federal benefit	(1,781)	5,723	3,818
Impairment of state net operating loss carryforwards	5,278	3,129	—
Impairment of state production tax credits	3,092	894	3,880
Allowance for equity funds used during construction	(3,650)	(1,947)	(1,534)
Reversal of deferred items related to BART at SJGS	1,826	—	—
Impairment of charitable contribution carryforward	2,042	—	—
Other	(2,811)	(2,522)	(1,783)
Total income taxes	$15,075	$69,738	$59,513
Effective tax rate	32.66%	34.76%	33.99%

The components of PNMR’s net accumulated deferred income tax liability were:

	December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Net operating loss	$161,691	$153,858
Regulatory liabilities related to income taxes	80,031	78,858
Federal tax credit carryforwards	77,417	54,748
Shutdown of SJGS Units 2 and 3	53,823	—
Other	70,749	68,566
Total deferred tax assets	443,711	356,030
Deferred tax liabilities:
Depreciation and plant related	(1,027,047)	(914,926)
Investment tax credit	(56,589)	(36,790)
Regulatory assets related to income taxes	(71,054)	(67,910)
CTC	(16,151)	(19,352)
Pension	(65,226)	(66,498)
Other	(85,037)	(115,282)
Total deferred tax liabilities	(1,321,104)	(1,220,758)
Net accumulated deferred income tax liabilities	$(877,393)	$(864,728)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

The following table reconciles the change in PNMR’s net accumulated deferred income tax liability to the deferred income tax benefit included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2015
(In thousands)
Net change in deferred income tax liability per above table	$12,665
Change in tax effects of income tax related regulatory assets and liabilities	(1,896)
Tax effect of mark-to-market adjustments	6,844
Tax effect of excess pension liability	(607)
Adjustment for uncertain income tax positions	(8,576)
Reclassification of unrecognized tax benefits	8,576
Other	(555)
Deferred income taxes	$16,451

PNM
PNM’s income taxes (benefit) consist of the following components:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Current federal income tax	$(7,934)	$(2,175)	$(479)
Current state income tax	(1,988)	(979)	(760)
Deferred federal income tax	(6,827)	45,890	42,806
Deferred state income tax	5,333	12,061	9,429
Amortization of accumulated investment tax credits	(1,342)	(2,164)	(2,192)
Total income taxes (benefit)	$(12,758)	$52,633	$48,804

PNM’s provision for income taxes (benefit) differed from the federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Federal income tax (benefit) at statutory rates	$(4,579)	$53,930	$53,018
Amortization of accumulated investment tax credits	(1,342)	(2,164)	(2,192)
Flow-through of depreciation items	1,465	1,325	1,115
Earnings attributable to non-controlling interest in Valencia	(5,218)	(4,945)	(5,082)
State income tax, net of federal benefit	(2,162)	5,522	6,202
Impairment of state net operating loss carryforwards	3,619	2,145	—
Allowance for equity funds used during construction	(3,650)	(1,947)	(1,534)
Reversal of deferred items related to BART at SJGS	1,826	—	—
Reversal of deferred income taxes accrued at prior tax rates	(737)	(737)	(737)
Other	(1,980)	(496)	(1,986)
Total income taxes (benefit)	$(12,758)	$52,633	$48,804
Effective tax rate	97.52%	34.16%	32.22%

The components of PNM’s net accumulated deferred income tax liability were:

	December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Net operating loss	$116,693	$108,505
Regulatory liabilities related to income taxes	75,889	74,293
Federal tax credit carryforwards	57,928	35,259
Shutdown of SJGS Units 2 and 3	53,823	—
Other	41,210	35,681
Total deferred tax assets	345,543	253,738
Deferred tax liabilities:
Depreciation and plant related	(828,926)	(733,519)
Investment tax credit	(56,589)	(36,790)
Regulatory assets related to income taxes	(61,018)	(57,637)
Pension	(58,070)	(58,474)
Other	(37,324)	(70,714)
Total deferred tax liabilities	(1,041,927)	(957,134)
Net accumulated deferred income tax liabilities	$(696,384)	$(703,396)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

The following table reconciles the change in PNM’s net accumulated deferred income tax liability to the deferred income tax benefit included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2015
(In thousands)

Net change in deferred income tax liability per above table	$(7,012)
Change in tax effects of income tax related regulatory assets and liabilities	(1,784)
Tax effect of mark-to-market adjustments	6,872
Tax effect of excess pension liability	(607)
Adjustment for uncertain income tax positions	(8,576)
Reclassification of unrecognized tax benefits	8,576
Other	(305)
Deferred income taxes	$(2,836)
TNMP
TNMP’s income taxes consist of the following components:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Current federal income tax	$1,603	$35	$(4,957)
Current state income tax	1,639	1,939	1,916
Deferred federal income tax	20,904	20,577	20,688
Deferred state income tax	(21)	(28)	(26)
Total income taxes	$24,125	$22,523	$17,621

TNMP’s provision for income taxes differed from the federal income tax computed at the statutory rate for each of the periods shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Federal income tax at statutory rates	$23,131	$21,115	$16,349
State income tax, net of federal benefit	1,065	1,257	1,247
Other	(71)	151	25
Total income taxes	$24,125	$22,523	$17,621
Effective tax rate	36.50%	37.33%	37.72%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

The components of TNMP’s net accumulated deferred income tax liability at December 31, were:

	December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Regulatory liabilities related to income taxes	$4,141	$4,565
Other	6,702	13,429
Total deferred tax assets	10,843	17,994
Deferred tax liabilities:
Depreciation and plant related	(189,322)	(174,510)
CTC	(16,151)	(19,352)
Regulatory assets related to income taxes	(10,036)	(10,273)
Loss on reacquired debt	(12,392)	(12,846)
Other	(15,733)	(12,560)
Total deferred tax liabilities	(243,634)	(229,541)
Net accumulated deferred income tax liabilities	$(232,791)	$(211,547)

The following table reconciles the change in TNMP’s net accumulated deferred income tax liability to the deferred income tax benefit included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2015
(In thousands)
Net change in deferred income tax liability per above table	$21,244
Change in tax effects of income tax related regulatory assets and liabilities	(111)
Other	(250)
Deferred income taxes	$20,883

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

Other Disclosures

GAAP requires that the Company recognize only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority. A reconciliation of unrecognized tax benefits (expenses) is as follows:

	PNMR	PNM	TNMP
	(In thousands)
Balance at December 31, 2012	$19,198	$10,382	$6,796
Additions based on tax positions related to 2013	(54)	(54)	—
Additions (reductions) for tax positions of prior years	745	745	—
Settlement payments	—	—	—
Balance at December 31, 2013	19,889	11,073	6,796
Additions based on tax positions related to 2014	623	623	—
Additions (reductions) for tax positions of prior years	(5,481)	532	(6,796)
Settlement payments	—	—	—
Balance at December 31, 2014	15,031	12,228	—
Additions based on tax positions related to 2015	1,214	1,214	—
Additions (reductions) for tax positions of prior years	(9,790)	(9,790)	—
Settlement payments	—	—	—
Balance at December 31, 2015	$6,455	$3,652	$—

Included in the balance at December 31, 2015 are $5.9 million and $3.1 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate for PNMR and PNM. The Company does not anticipate that any unrecognized tax expenses or unrecognized tax benefits will be reduced or settled in 2016.
Estimated interest income related to refunds the Company expects to receive is included in Other Income and estimated interest expense and penalties related to potential cash settlements are included in interest expense in the Consolidated Statements of Earnings (Loss). Interest income (expense) related to income taxes is as follows:

	PNMR	PNM	TNMP
	(In thousands)
2015	$—	$—	$—
2014	$146	$148	$(2)
2013	$242	$251	$(2)
Accumulated accrued interest receivable (payable) related to income taxes is as follows:

	PNMR	PNM	TNMP
	(In thousands)
December 31, 2015:
Accumulated accrued interest receivable	$3,236	$3,236	$—
Accumulated accrued interest payable	$(1,120)	$(24)	$(120)
December 31, 2014:
Accumulated accrued interest receivable	$3,569	$3,569	$—
Accumulated accrued interest payable	$(1,120)	$(24)	$(120)

The Company files a federal consolidated and several consolidated and separate state income tax returns. The tax years prior to 2012 are closed to examination by either federal or state taxing authorities other than Arizona. The tax years prior to 2009 are closed to examination by Arizona taxing authorities. Other tax years are open to examination by federal and state taxing authorities. At December 31, 2015, the Company has $427.4 million of federal net operating loss carryforwards that expire

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

beginning in 2030 and $77.4 million of federal tax credit carryforwards that expire beginning in 2023. State net operating losses expire beginning in 2016 and vary from federal due to differences between state and federal tax law.

In 2013, New Mexico House Bill 641 reduced the New Mexico corporate income tax rate from 7.6% to 5.9%. The rate reduction is being phased-in from 2014 to 2018. In accordance with GAAP, PNMR and PNM adjusted accumulated deferred income taxes to reflect the tax rate at which the balances are expected to reverse during the period that includes the date of enactment, which was in the year ended December 31, 2013. At that time, the portion of the adjustment related to PNM’s regulated activities was recorded as a reduction in deferred tax liabilities, which was offset by an increase in a regulatory liability, on the assumption that PNM will be required to return the benefit to customers over time. In addition, the portion of the adjustment that is not related to PNM’s regulated activities was recorded in PNMR’s Corporate and Other segment as a reduction in deferred tax assets and an increase in income tax expense. Changes in the estimated timing of reversals of deferred tax assets and liabilities will result in refinements of the impacts of this change in tax rates being recorded periodically until 2018, when the rate reduction is fully phased-in. Adjustments to deferred income taxes recorded as increases (decreases) in the regulatory liability and income tax expense are as follows:

	PNMR	PNM	TNMP
	(In thousands)
December 31, 2015:
Regulatory liability	$(1,903)	$(1,903)	$—
Income tax expense	$(674)	$(470)	$—
December 31, 2014:
Regulatory liability	$(5,106)	$(5,106)	$—
Income tax expense	$(71)	$(312)	$—
December 31, 2013:
Regulatory liability	$23,896	$23,896	$—
Income tax expense	$1,233	$—	$—

In 2008, fifty percent bonus tax depreciation was enacted as a temporary two-year stimulus measure as part of the Economic Stimulus Act of 2008. Bonus tax depreciation in various forms has been continuously extended since that time, most recently by the Protecting Americans from Tax Hikes Act of 2015. The 2015 act extends and phases-out bonus tax depreciation through 2019. As a result of the net operating loss carryforwards for income tax purposes created by bonus depreciation, and reduced future income taxes payable resulting from New Mexico House Bill 641, certain tax carryforwards are not expected to be utilized before their expiration. In accordance with GAAP, PNMR and PNM have impaired the tax carryforwards which were not expected to be utilized prior to their expiration. The impairments, net of federal tax benefit, for 2013 through 2015 are as follows:

	PNMR	PNM	TNMP
	(In thousands)
December 31, 2015:
State tax credit carryforwards	$3,092	$—	$—
State net operating loss carryforwards	$5,278	$3,619	$—
Charitable contribution carryforwards	$2,042	$—	$—
December 31, 2014:
State tax credit carryforwards	$894	$—	$—
State net operating loss carryforwards	$3,129	$2,145	$—
December 31, 2013:
State tax credit carryforwards	$3,880	$—	$—

The impairments of unexpired state tax credits, state net operating loss, and charitable contribution carryforwards are reflected as a valuation allowance against deferred tax assets. The reserve balances, after reflecting expiration of carryforwards under applicable tax laws, at December 31, 2015 and 2014 are as follows:

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

	PNMR	PNM	TNMP
	(In thousands)
December 31, 2015:
State tax credit carryforwards	$6,378	$—	$—
State net operating loss carryforwards	$361	$248	$—
Charitable contribution carryforwards	$659	$—	$—
December 31, 2014:
State tax credit carryforwards	$5,492	$—	$—
State net operating loss carryforwards	$3,129	$2,145	$—

PNMR adopted the safe harbor method of accounting for repairs costs on electric generation property under IRS Revenue Procedure 2013-24 on its 2014 corporate income tax return. PNMR had previously adopted similar safe harbor accounting methods for repair costs on electric transmission and distribution property. Additionally, on its 2014 tax return PNMR adopted certain accounting methods required by the IRS tangible property regulations issued in September 2013. The effects of these changes were immaterial, given PNMR’s net operating loss carryforward position.

In May 2013, PNMR received a refund of federal income taxes paid in prior years, which primarily was due to bonus tax depreciation and changes in the Company’s method of accounting for repairs expense for income tax purposes. The total refund was $96.2 million of which $77.4 million was attributable to PNM.

In 2014, the Company settled the IRS examination of income tax years 2003 and 2005 through 2008. As a result of the settlement, the Company received net federal tax refunds of $2.0 million. The IRS examination resulted in the settlement of certain issues for which the Company had previously reflected liabilities related to uncertain tax positions. The settlement of the IRS examination, including the uncertain tax position matters, resulted in PNMR recording an income tax benefit of $0.2 million on a consolidated basis in the year ended December 31, 2014. PNM recorded an income tax expense of $1.1 million, TNMP reflected no impact, and an income tax benefit of $1.3 million was recorded in PNMR’s Corporate and Other segment.

On November 20, 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes, which eliminated the requirement to classify deferred tax assets and liabilities as non-current or current. Under ASU 2015-17, all deferred taxes are treated as non-current. As of December 31, 2015, the Company adopted ASU 2015-17 and elected to apply it retrospectively for all periods presented because it simplifies reporting and makes all presented periods comparable. As a result, amounts previously reported as the current portion of accumulated deferred income taxes in Current Assets on the December 31, 2014 Consolidated Balance Sheets were reclassified to reduce accumulated deferred income taxes in Deferred Credits and Other Liabilities. The amounts reclassified were $26.4 million for PNMR, $12.4 million for PNM, and $6.4 million for TNMP.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

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
GAAP requires unrecognized prior service costs and unrecognized gains or losses to be recorded in AOCI and subsequently amortized. The amortization of these incurred costs is included as pension and postretirement benefit periodic cost or income in subsequent years. To the extent the amortization of these items will ultimately be recovered or returned through future rates, PNM and TNMP record the costs as a regulatory asset or regulatory liability.
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
December 31, 2015, 2014 and 2013

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

	PNM Plan		TNMP Plan
	Year Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014
	(In thousands)
PBO at beginning of year	$657,557	$599,537	$72,305	$66,159
Service cost	—	—	—	—
Interest cost	28,255	30,163	3,043	3,193
Actuarial (gain) loss	(38,151)	72,524	(5,157)	8,466
Benefits paid	(49,761)	(44,667)	(5,993)	(5,513)
PBO at end of year	597,900	657,557	64,198	72,305
Fair value of plan assets at beginning of year	587,909	556,353	69,177	66,118
Actual return on plan assets	(10,225)	76,223	(1,102)	8,572
Employer contributions	30,000	—	—	—
Benefits paid	(49,761)	(44,667)	(5,993)	(5,513)
Fair value of plan assets at end of year	557,923	587,909	62,082	69,177
Funded status – asset (liability) for pension benefits	$(39,977)	$(69,648)	$(2,116)	$(3,128)

The following table presents pre-tax information about prior service cost and net actuarial (gain) loss in AOCI as of December 31, 2015.

	PNM Plan		TNMP Plan
	December 31, 2015		December 31, 2015
	Prior service cost	Net actuarial (gain) loss	Net actuarial (gain) loss
	(In thousands)
Amounts in AOCI not yet recognized in net periodic benefit cost (income) at beginning of year	$(2,260)	$148,212	$—
Experience loss (gain)	—	11,397	365
Regulatory asset (liability) adjustment	—	(6,610)	(365)
Amortization recognized in net periodic benefit cost (income)	405	(6,224)	—
Amounts in AOCI not yet recognized in net periodic benefit cost (income) at end of year	$(1,855)	$146,775	$—
Amortization expected to be recognized in 2016	$(405)	$5,399	$—

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

The following table presents the components of net periodic benefit cost (income):

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
PNM Plan
Service cost	$—	$—	$—
Interest cost	28,255	30,163	28,142
Expected return on plan assets	(39,323)	(38,044)	(41,930)
Amortization of net (gain) loss	14,820	13,020	14,840
Amortization of prior service cost	(965)	(965)	76
Net periodic benefit cost	$2,787	$4,174	$1,128
TNMP Plan
Service cost	$—	$—	$—
Interest cost	3,043	3,193	3,087
Expected return on plan assets	(4,420)	(4,526)	(4,849)
Amortization of net (gain) loss	782	665	1,049
Amortization of prior service cost	—	—	—
Net periodic benefit cost (income)	$(595)	$(668)	$(713)

The following significant weighted-average assumptions were used to determine the PBO and net periodic benefit cost (income). Should actual experience differ from actuarial assumptions, the PBO and net periodic benefit cost (income) would be affected.

	Year Ended December 31,
PNM Plan	2015	2014	2013
Discount rate for determining December 31 PBO	5.29%	4.48%	5.27%
Discount rate for determining net periodic benefit cost (income)	4.48%	5.27%	4.30%
Expected return on plan assets	6.80%	7.20%	7.65%
Rate of compensation increase	N/A	N/A	N/A
TNMP Plan
Discount rate for determining December 31 PBO	5.39%	4.39%	5.06%
Discount rate for determining net periodic benefit cost (income)	4.39%	5.06%	4.19%
Expected return on plan assets	6.80%	7.20%	7.65%
Rate of compensation increase	N/A	N/A	N/A
The assumed discount rate for determining the PBO was determined based on a review of long-term high-grade bonds and management’s expectations. Changes in discount rates resulted in a decrease in the PNM PBO of $45.9 million at December 31, 2015 and an increase of $50.6 million at December 31, 2014. Changes in discount rates resulted in a decrease in the TNMP PBO of $6.1 million at December 31, 2015 and an increase of $5.1 million at December 31, 2014. Changes in demographic experience resulted in actuarial losses in the PNM PBO of $2.8 million and $0.2 million at December 31, 2015 and 2014. Changes in demographic experience resulted in actuarial losses in the TNMP PBO of $0.9 million at December 31, 2015 and actuarial gains of $0.4 million at December 31, 2014. Changes in other assumptions and experience resulted in actuarial losses in the PNM PBO of $4.9 million at December 31, 2015 and actuarial gains of less than $0.2 million at December 31, 2014. Changes in other assumptions and experience resulted in actuarial losses in the TNMP PBO of less than $0.1 million and $1.3 million at December 31, 2015 and 2014. These changes are reflected as actuarial (gain) loss above.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

In late 2014, the Society of Actuaries issued revised mortality tables that include changes in assumptions to reflect increased life expectancy and the corresponding decrease in mortality rates.  This change impacts the Company’s pension plans, as the mortality assumptions are used as the basis for stating the pension obligation in financial statements, determining funding requirements, and making minimum lump-sum calculations.  The actuarial valuation performed as of December 31, 2015 and 2014 incorporated the impacts of the revised mortality tables.  Utilizing the revised mortality tables increased the PNM PBO by $21.9 million and the TNMP PBO by $2.5 million in 2014, which are reflected as the actuarial losses above.
The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the PBO. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. If all other factors were to remain unchanged, a 1% decrease in the expected long-term rate of return would cause PNM’s and TNMP’s 2016 net periodic cost to increase $5.4 million and $0.6 million (analogous changes would result from a 1% increase). The actual rate of return for the PNM and TNMP pension plans was (1.7)% and (1.7)% for the year ended December 31, 2015.

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

The following pension benefit payments are expected to be paid:

	PNM Plan	TNMP Plan
	(In thousands)
2016	$49,963	$5,800
2017	49,681	5,416
2018	48,209	5,697
2019	47,476	5,218
2020	46,474	4,955
2021 – 2025	213,810	23,401
The Company does not expect to make any contributions to the pension plans in 2016-2020, based on current law, including recent amendments to funding requirements, and estimates of portfolio performance. These anticipations were developed using current funding assumptions with discount rates of 4.8% to 5.7%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate. PNM and TNMP may make additional contributions at their discretion.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

Other Postretirement Benefit Plans
For postretirement benefit plans, the APBO is the actuarial present value of all future benefits attributed under the terms of the postretirement benefit plan to employee service rendered to date.
The following table presents information about the APBO, the fair value of plan assets, and the funded status of the plans:

	PNM Plan		TNMP Plan
	Year Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014
	(In thousands)
APBO at beginning of year	$95,175	$92,165	$14,070	$12,266
Service cost	204	181	247	237
Interest cost	4,089	4,630	608	619
Participant contributions	2,439	2,582	320	366
Actuarial (gain) loss	(6,565)	4,455	(575)	1,639
Benefits paid	(10,668)	(8,838)	(1,564)	(1,057)
APBO at end of year	84,674	95,175	13,106	14,070
Fair value of plan assets at beginning of year	78,175	73,565	10,094	9,601
Actual return on plan assets	(617)	7,334	(82)	841
Employer contributions	3,623	3,532	343	343
Participant contributions	2,439	2,582	320	366
Benefits paid	(10,668)	(8,838)	(1,564)	(1,057)
Fair value of plan assets at end of year	72,952	78,175	9,111	10,094
Funded status – asset (liability)	$(11,722)	$(17,000)	$(3,995)	$(3,976)

In the years ended December 31, 2015, actuarial gains of $0.3 million were recorded as adjustments to regulatory assets for the PNM Plan. For the TNMP Plan, actuarial losses of less than $0.1 million were recorded as adjustments to regulatory liabilities.
The following table presents the components of net periodic benefit cost:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
PNM Plan
Service cost	$204	$181	$260
Interest cost	4,089	4,630	4,113
Expected return on plan assets	(5,610)	(5,638)	(5,043)
Amortization of net (gain) loss	1,966	2,225	4,242
Amortization of prior service credit	(642)	(1,343)	(1,343)
Net periodic benefit cost	$7	$55	$2,229
TNMP Plan
Service cost	$247	$237	$299
Interest cost	608	619	566
Expected return on plan assets	(520)	(534)	(503)
Amortization of net (gain) loss	—	(122)	—
Amortization of prior service cost	—	32	57
Net periodic benefit cost	$335	$232	$419

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

The following significant weighted-average assumptions were used to determine the APBO and net periodic benefit cost. Should actual experience differ from actuarial assumptions, the APBO and net periodic benefit cost would be affected.

	Year Ended December 31,
PNM Plan	2015	2014	2013
Discount rate for determining December 31 APBO	5.34%	4.45%	5.21%
Discount rate for determining net periodic benefit cost	4.45%	5.21%	4.26%
Expected return on plan assets	7.70%	8.50%	8.50%
Rate of compensation increase	N/A	N/A	N/A
TNMP Plan
Discount rate for determining December 31 APBO	5.34%	4.45%	5.21%
Discount rate for determining net periodic benefit cost	4.45%	5.21%	4.26%
Expected return on plan assets	5.70%	6.50%	6.50%
Rate of compensation increase	N/A	N/A	N/A
The assumed discount rate for determining the APBO was determined based on a review of long-term high-grade bonds and management’s expectations. Changes in the discount rates resulted in a decrease in the PNM APBO of $7.3 million at December 31, 2015 and an increase of $6.7 million at December 31, 2014. Changes in discount rates resulted in a decrease in the TNMP APBO of $1.3 million at December 31, 2015 and an increase of $1.1 million at December 31, 2014. Changes in claims, contributions, medical trends, and demographic experience resulted in an actuarial loss in the PNM plan of $0.7 million at December 31, 2015 and an actuarial gain of $5.4 million at December 31, 2014. Changes in claims, contributions, and demographic experience resulted in an actuarial losses of $0.7 million change in the TNMP plan at December 31, 2015 and less than $0.1 million at December 31, 2014. These changes are reflected as actuarial (gain) loss above.
The actuarial valuations performed as of December 31, 2015 and 2014 incorporated the impacts of the revised mortality tables discussed above.  Utilizing the revised mortality tables increased the PNM APBO by $3.2 million and the TNMP APBO by $0.5 million in 2014, which are reflected as actuarial losses above.
The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the APBO. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates), and current and target asset allocations between asset categories. If all other factors were to remain unchanged, a 1% decrease in the expected long-term rate of return would cause PNM’s and TNMP’s 2016 postretirement benefit cost to increase $0.7 million and $0.1 million (analogous changes would result from a 1% increase). The actual rate of return for the PNM and TNMP postretirement benefit plans was (0.8)% and (0.5)% for the year ended December 31, 2015.
The following table shows the assumed health care cost trend rates for the PNM postretirement benefit plan:

	PNM Plan
	December 31,
	2015	2014
Health care cost trend rate assumed for next year	7.0%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2024	2023

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

The following table shows the impact of a one-percentage-point change in assumed health care cost trend rates:

	PNM Plan
	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(In thousands)
Effect on total of service and interest cost	$273	$(235)
Effect on APBO	$4,370	$(3,840)
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
The following other postretirement benefit payments, which reflect expected future service and are net of participant contributions, are expected to be paid:

	PNM Plan	TNMP Plan
	(In thousands)
2016	$6,568	$838
2017	6,667	858
2018	6,815	880
2019	6,830	903
2020	6,875	927
2021 - 2025	33,268	4,939
PNM expects to make contributions to the PNM postretirement benefit plan totaling $3.5 million in 2016 and $14.0 million for 2017-2020. TNMP expects to make contributions to the TNMP postretirement benefit plan totaling $0.3 million in 2016 and $1.4 million for 2017-2020.

Executive Retirement Programs
For the executive retirement programs, the following table presents information about the PBO and funded status of the plans:

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

	PNM Plan		TNMP Plan
	Year Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014
	(In thousands)
PBO at beginning of year	$17,730	$16,363	$878	$823
Service cost	—	—	—	—
Interest cost	760	822	36	39
Actuarial (gain) loss	(908)	2,040	(26)	110
Benefits paid	(1,477)	(1,495)	(94)	(94)
PBO at end of year – funded status	16,105	17,730	794	878
Less current liability	1,519	1,528	93	94
Non-current liability	$14,586	$16,202	$701	$784

The following table presents pre-tax information about net actuarial loss in AOCI as of December 31, 2015.

	December 31, 2015
	PNM Plan	TNMP Plan
	(In thousands)
Amount in AOCI not yet recognized in net periodic benefit cost at beginning of year	$2,602	$—
Experience loss (gain)	(908)	26
Regulatory asset (liability) adjustment	526	(26)
Amortization recognized in net periodic benefit cost (income)	(136)	—
Amount in AOCI not yet recognized in net periodic benefit cost at end of year	$2,084	$—
Amortization expected to be recognized in 2016	$108	$—
The following table presents the components of net periodic benefit:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
PNM Plan
Service cost	$—	$—	$—
Interest cost	760	822	720
Amortization of net (gain) loss	325	210	232
Amortization of prior service cost	—	—	—
Net periodic benefit cost	$1,085	$1,032	$952
TNMP Plan
Service cost	$—	$—	$—
Interest cost	36	39	36
Amortization of net (gain) loss	5	—	—
Amortization of prior service cost	—	—	—
Net periodic benefit cost	$41	$39	$36
The following significant weighted-average assumptions were used to determine the PBO and net periodic benefit cost. Should actual experience differ from actuarial assumptions, the PBO and net periodic benefit cost would be affected.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

	Year Ended December 31,
PNM Plan	2015	2014	2013
Discount rate for determining December 31 PBO	5.29%	4.48%	5.27%
Discount rate for determining net periodic benefit cost	4.48%	5.27%	4.30%
Long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
TNMP Plan
Discount rate for determining December 31 PBO	5.39%	4.39%	5.06%
Discount rate for determining net periodic benefit cost	4.39%	5.06%	4.19%
Long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A

The assumed discount rate for determining the PBO was determined based on a review of long-term high-grade bonds and management’s expectations. The impacts of changes in assumptions or experience were not significant.
The following executive retirement plan payments, which reflect expected future service, are expected:

	PNM Plan	TNMP Plan
	(In thousands)
2016	$1,517	$93
2017	1,499	92
2018	1,477	90
2019	1,453	88
2020	1,426	85
2021 – 2025	6,587	371
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
PNMR also provides executive deferred compensation benefits through an unfunded, non-qualified plan. The purpose of this plan is to permit certain key employees of PNMR who participate in the 401(k) defined contribution plan to defer compensation and receive credits without reference to the certain limitations on contributions. Eligible employees had been allowed to save on an after-tax basis. This plan has been amended and the after-tax provision was eliminated as of June 30, 2015.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

A summary of expenses for these other retirement plans is as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
PNMR
401(k) plan	$16,725	$16,703	$16,785
Non-qualified plan	$1,436	$2,257	$2,204
PNM
401(k) plan	$12,679	$12,745	$12,952
Non-qualified plan	$1,090	$1,722	$1,691
TNMP
401(k) plan	$4,046	$3,958	$3,953
Non-qualified plan	$346	$535	$513

(13)	Stock-Based Compensation
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

Performance Equity Plan

The PEP provides for the granting of non-qualified stock options, restricted stock rights, performance shares, performance units, and stock appreciation rights to officers, key employees, and non-employee board members. Restricted stock under the PEP refers to awards of stock subject to vesting, performance, or market conditions rather than to shares with contractual post-vesting restrictions. Generally, the awards vest ratably over three years from the grant date of the award. However, awards with performance or market conditions vest upon satisfaction of those conditions. In addition, plan provisions provide that upon retirement, participants become 100% vested in certain stock awards. The total number of shares of PNMR common stock subject to all awards under the PEP, as approved by PNMR’s shareholders in May 2014, may not exceed 13.5 million shares, subject to adjustment and certain share counting rules set forth in the PEP. This current share pool is charged five shares for each share subject to restricted stock or other full value award. Re-pricing of stock options is prohibited unless specific shareholder approval is obtained.
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
In June 2014, the FASB issued Accounting Standards Update 2014-12 – Compensation – Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

the Requisite Service Period, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in estimating the grant date fair value of the award. The FASB issued ASU 2012-12 to eliminate diversity in practice. The Company currently treats the performance targets covered by the standard as performance conditions, so this ASU had no impact on the Company.
Total compensation expense for stock-based payment arrangements recognized by PNMR for the years ended December 31, 2015, 2014, and 2013 was $4.9 million, $5.9 million, and $5.3 million. Stock compensation expense of $3.6 million, $4.2 million, and $3.8 million was charged to PNM and $1.3 million, $1.7 million, and $1.5 million was charged to TNMP. At December 31, 2015, PNMR had unrecognized compensation expense related to stock awards of $5.7 million, which are expected to be recognized over an average of 1.4 years.

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
The following table summarizes the weighted-average assumptions used to determine the awards grant date fair value:

	Year Ended December 31,
Restricted Shares and Performance-Based Shares	2015	2014	2013
Expected quarterly dividends per share	$0.200	$0.185	$0.165
Risk-free interest rate	0.92%	0.62%	0.34%

Market-Based Shares
Dividend yield	2.87%	2.82%	2.86%
Expected volatility	18.73%	25.11%	25.11%
Risk-free interest rate	1.00%	0.64%	0.36%
The following table summarizes activity in restricted stock awards, including performance-based and market-based shares, and stock options:

	Restricted Stock		Stock Options
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	258,770	$22.31	920,505	$20.39
Granted	340,020	$20.34	—	$—
Exercised	(349,635)	$18.61	(280,612)	$20.13
Forfeited	(4,061)	$24.81	(1,000)	$30.50
Expired	—	—	(69,551)	$28.02
Outstanding at December 31, 2015	245,094	$24.81	569,342	$19.35

PNMR’s stock-based compensation program provides for performance and market targets through 2017. Included as restricted stock granted and exercised in the above table are 179,845 previously awarded shares that were earned for the 2012

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

through 2014 performance measurement period and approved by the Board in February 2015 (based upon achieving market targets at “target” levels, weighted at 60%, and performance targets at “maximum” levels, weighted at 40%, for 2012 through 2014 performance period. Excluded from the above table are 79,619 previously awarded shares that were earned for the 2013 through 2015 performance measurement period and approved by the Board in February 2016 (based upon achieving market targets at “target” levels, weighted at 60%, and performance targets at “threshold” levels, weighted at 40%), as well as maximums of 165,628 and 168,258 shares for the three-year performance periods ending in 2016 and 2017 that would be awarded if all performance and market criteria are achieved at maximum levels and all executives remain eligible.

In March 2012, the Company entered into a retention award agreement with its Chairman, President, and Chief Executive Officer under which she would receive 135,000 shares of PNMR’s common stock if PNMR meets specific market targets at the end of 2016 and she remains an employee of the Company. Under the agreement, she would receive 35,000 of the total shares if PNMR achieved specific market targets at the end of 2014. The specified market target was achieved at the end of 2014 and the Board approved her receiving the 35,000 shares in February 2015, which shares are included as granted and exercised in the above table. The retention award was made under the PEP and was approved by the Board on February 28, 2012. The above table does not include any restricted stock shares that remain unvested under this retention award agreement.

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

At December 31, 2015, the aggregate intrinsic value of stock options outstanding, all of which are exercisable, was $6.4 million with a weighted-average remaining contract life of 2.27 years. At December 31, 2015, the exercise price of 2,100 outstanding stock options was greater than the closing price of PNMR common stock on that date; therefore those options have no intrinsic value.
The following table provides additional information concerning stock options, and restricted stock activity including performance-based and market-based shares:

	Year Ended December 31,
Restricted Stock	2015	2014	2013
Weighted-average grant date fair value	$20.34	$21.27	$20.03
Total fair value of restricted shares that vested (in thousands)	$6,507	$4,933	$4,395

Stock Options
Weighted-average grant date fair value of options granted	$—	$—	$—
Total fair value of options that vested (in thousands)	$—	$—	$625
Total intrinsic value of options exercised (in thousands)	$2,350	$2,473	$2,721

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

(14)	Construction Program and Jointly-Owned Electric Generating Plants
PNM is a participant in several jointly-owned power plant projects. The primary operating or participation agreements for the joint projects expire in July 2016 for Four Corners, July 2022 for SJGS, December 2046 for Luna, and November 2047 for PVNGS. The Four Corners owners executed amendments to the agreements governing the operations of Four Corners that would extend those agreements until July 2041. The amendments are expected to become effective in July 2016.
PNM’s expenditures for additions to utility plant were $404.8 million in 2015, including expenditures on jointly-owned projects. TNMP does not participate in the ownership or operation of any generating plants, but incurred expenditures for additions to utility plant of $124.6 million during 2015. On a consolidated basis, PNMR’s expenditures for additions to utility plant were $558.6 million in 2015.

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
At December 31, 2015, PNM’s interests and investments in jointly-owned generating facilities are:

Station (Fuel Type)	Plant in Service	Accumulated Depreciation	Construction Work in Progress	Composite Interest
	(In thousands)
SJGS (Coal) (1)	$1,083,331	$(428,684)	$20,117	46.30%
PVNGS (Nuclear) (2)	$562,412	$(164,549)	$38,966	10.20%
Four Corners Units 4 and 5 (Coal)	$167,874	$(102,559)	$19,390	13.00%
Luna (Gas)	$69,259	$(23,048)	$33	33.33%

(1)
As discussed in Note 16, the NMPRC has approved the shutdown of SJGS Units 2 and 3 as of December 31, 2017. At December 31, 2015, PNM’s carrying value for its current ownership share of SJGS Units 2 and 3 included plant in service of $468.2 million, accumulated depreciation and amortization of $193.3 million, and construction work in progress of $2.2 million for a net undepreciated net book value of $277.1 million, which amounts are included in the table above. At December 31, 2015, PNM recorded a regulatory disallowance of $127.6 million representing its estimate of the portion of the December 31, 2017 net book value of SJGS Units 2 and 3 that will not be recovered from ratepayers, which is reflected as a reduction of plant in service on the Consolidated Balance Sheets.

(2)	Includes interest in PVNGS Unit 3, interest in common facilities for all PVNGS units, and owned interests in PVNGS Units 1 and 2.
San Juan Generating Station
PNM operates and jointly owns SJGS. SJGS Units 1 and 2 are owned on a 50% shared basis with Tucson. SJGS Unit 3 is owned 50% by PNM, 41.8% by SCPPA, and 8.2% by Tri-State. SJGS Unit 4 is owned 38.457% by PNM, 28.8% by MSR, 10.04% by Anaheim, 8.475% by Farmington, 7.2% by Los Alamos, and 7.028% by UAMPS. See Note 16 for additional information about SJGS, including the agreement for restructuring of SJGS ownership. Under the restructuring agreement, PNM would own 64.5% of Unit 4, PNMR Development would own 12.8% of Unit 4, and SCPPA, Tri-State, MSR, and Anaheim would no longer have any ownership interest in SJGS following the December 31, 2017 restructuring. PNMR anticipates that the interest of PNMR Development will be transferred to PNM, as authorized by the NMPRC, prior to the restructuring date.
Palo Verde Nuclear Generating Station
PNM is a participant in the three units of PVNGS, also known as the Arizona Nuclear Power Project, with APS (the operating agent), SRP, EPE, SCE, SCPPA, and The Department of Water and Power of the City of Los Angeles. PNM has a 10.2% undivided interest in PVNGS, with portions of its interests in Units 1 and 2 held under leases. See Note 7 for additional information co

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

ncerning the PVNGS leases, including PNM’s notices that it will exercise its option to purchase the assets underlying certain of the leases at the expiration of the leases on January 15, 2016.
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
Construction Program
The Company anticipates making substantial capital expenditures for the construction and acquisition of utility plant and other property and equipment. An unaudited summary of the budgeted construction expenditures, including expenditures for jointly-owned projects, and nuclear fuel, is as follows:

	2016	2017	2018	2019	2020	Total
			(In millions)
PNM	$396.4	$295.1	$269.3	$220.3	$183.7	$1,364.8
TNMP	114.6	101.1	114.3	117.0	126.3	573.3
Corporate and Other	35.8	18.9	14.1	15.1	15.0	98.9
Total PNMR	$546.8	$415.1	$397.7	$352.4	$325.0	$2,037.0

The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include estimated amounts of $1.3 million related to environmental upgrades at SJGS to address regional haze and $100.8 million related to the identified sources of replacement capacity under the revised plan for compliance described in Note 16. The above construction expenditures also include environmental upgrades at Four Corners estimated to be $88.7 million, and the $163.3 million purchase of the assets underlying three of the PVNGS Unit 2 leases at the expiration of those leases on January 15, 2016.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

	PNMR	PNM	TNMP
	(In thousands)
Liability at December 31, 2012	$85,893	$85,042	$732
Liabilities incurred	—	—	—
Liabilities settled	(79)	(67)	(12)
Accretion expense	7,245	7,174	62
Revisions to estimated cash flows (1)	3,076	3,076	—
Liability at December 31, 2013	96,135	95,225	782
Liabilities incurred	—	—	—
Liabilities settled	—	—	—
Accretion expense	7,984	7,906	66
Revisions to estimated cash flows	51	51	—
Liability at December 31, 2014	104,170	103,182	848
Liabilities incurred	—	—	—
Liabilities settled	(730)	(506)	(224)
Accretion expense	8,625	8,543	71
Revisions to estimated cash flows(2)	(170)	(170)	—
Liability at December 31, 2015	$111,895	$111,049	$695

(1)
Based on studies to estimate the amount and timing of future ARO expenditures. PNM has an ARO for PVNGS that includes the obligations for nuclear decommissioning of that facility. In 2013, a new decommissioning study for PVNGS was implemented reflecting updated cash flow estimates, including the extended operating licenses. The new study resulted in an increase of $0.5 million to the ARO. In addition, a new decommissioning study for SJGS was implemented in 2013, resulting in a $2.5 million increase to the ARO.

(2)
Based on studies to estimate the amount and timing of future ARO expenditures. PNM has an ARO for Four Corners that includes obligations for decommissioning of that facility. In 2015, a new decommissioning study for Four Corners was implemented reflecting updated cash flow estimates. The new study resulted in an increase of $1.0 million to the ARO. In addition, a new decommissioning study for SJGS was implemented in 2015, resulting in a $1.2 million decrease to the ARO.

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
December 31, 2015, 2014 and 2013

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

Commitments and Contingencies Related to the Environment

PVNGS Decommissioning Funding

PNM has a program for funding its share of decommissioning costs for PVNGS, including portions held under leases. The nuclear decommissioning funding program is invested in equities and fixed income instruments in qualified and non-qualified trusts. PNM funded $4.9 million in each of the years ended December 31, 2015, 2014, and 2013 into the qualified and non-qualified trust funds. The market value of the trusts at December 31, 2015 and 2014 was $249.1 million and $244.6 million.

Nuclear Spent Fuel and Waste Disposal

Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE that require the DOE to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE announced that it would not be able to open the repository by 1998 and sought to excuse its performance of these requirements. In November 1997, the D.C. Circuit issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and the DOE’s delay, a number of utilities, including APS (on behalf of itself and the other PVNGS owners, including PNM), filed damages actions against the DOE in the Court of Federal Claims. The lawsuits filed by APS alleged that damages were incurred due to DOE’s continuing failure to remove spent nuclear fuel and high level waste from PVNGS. APS and DOE entered into a settlement agreement, which establishes a process for the payment of claims for costs incurred through December 31, 2016. Under the settlement agreement, APS must submit claims annually for payment of allowable costs. PNM’s share of settlements under this process were $5.9 million, substantially all of which was credited back to PNM’s customers, for costs incurred from January 2007 through June 2011, which was recorded in the fourth quarter of 2014, and $4.3 million, including $3.1 million credited back to PNM’s customers, for costs incurred from July 2011 through June 2014, which was recorded in the first quarter of 2015. In the second quarter of 2015, PNM recorded claims of $1.3 million, including $0.5 million credited back to PNM’s customers, for costs incurred between July 1, 2014 and June 30, 2015. Thereafter, PNM began recording estimated claims quarterly. The settlement agreement terminates upon payment of costs incurred through December 31, 2016, unless extended by mutual written agreement.

PNM estimates that it will incur approximately $58.0 million (in 2013 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a component of fuel expense as the fuel is consumed. At December 31, 2015 and 2014, PNM had a liability for interim storage costs of $12.2 million and $12.3 million included in other deferred credits.

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
December 31, 2015, 2014 and 2013

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

SJGS
BART Determination Process – SJGS is a source that is subject to the statutory obligations of the CAA to reduce visibility impacts. The State of New Mexico submitted its SIP on the regional haze and interstate transport elements of the visibility rules for review by EPA in June 2011. The SIP ruled that BART required to reduce NOx emissions from SJGS was selective non-catalytic reduction technology (“SNCR”). Nevertheless, in August 2011, EPA published its FIP, stating that it was required to do so by virtue of a consent decree it had entered into with an environmental group in litigation concerning the interstate transport requirements of the CAA. The FIP included a regional haze BART determination for SJGS that required installation of selective catalytic reduction technology (“SCR”) on all four units by September 21, 2016.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

In accordance with the revised plan, PNM submitted a new BART analysis to NMED on April 1, 2013 and NMED developed a RSIP, both of which reflect the terms of the non-binding agreement. The EIB approved the RSIP in September 2013. EPA’s final rules approving the RSIP and withdrawing the FIP became effective on November 10, 2014.

In addition to the SNCR equipment required by the RSIP, the NSR permit, which was required to be obtained in order to install the SNCRs, specified that SJGS Units 1 and 4 be converted to balanced draft technology (“BDT”). The requirement to install BDT was made binding and enforceable in the NSR permit issued by NMED that accompanied the RSIP submitted to the EPA. EPA’s rule approving the RSIP specifically references the NSR permit by including a condition that requires “modification of the fan systems on Units 1 and 4 to achieve ‘balanced’ draft configuration ….”

Implementation Activities – Due to the compliance deadline set forth in the FIP, PNM entered into a contract for installation of SCRs on SJGS in October 2012. At that time, PNM estimated the total cost to install SCRs on all four units of SJGS to be between approximately $824 million and $910 million, including BDT equipment to assist with compliance with the NAAQS requirements and to eliminate all fugitive boiler emissions. The construction contract was terminated in December 2014 following approval of the RSIP by EPA. PNM had previously indicated it estimated the cost of SNCRs on all four units of SJGS to be between approximately $85 million and $90 million based on a conceptual design study. Along with the SNCR installation, additional BDT equipment would be required to be installed, the cost of which had been estimated to total between approximately $105 million and $110 million for all four units of SJGS. Based upon its current SJGS ownership interest, PNM’s share of the costs described above would have been about 46.3%.

Following the February 2013 development of the alternative BART compliance plan, PNM began taking steps to prepare for the potential installation of SNCR and BDT equipment on Units 1 and 4 and entered into contracts for the equipment and installation of SNCRs, including BDT equipment, on SJGS Units 1 and 4. Installation of SNCRs on Unit 1 and BDT equipment on both Units 1 and 4 was completed in 2015 and installation of SNCRs on Unit 4 was completed in January 2016, which dates were within the timeframe contained in the RSIP. PNM’s share of the total costs for SNCRs and BDT equipment was $78.0 million. Although operating costs will be reduced due to the retirement of SJGS Units 2 and 3, the operating costs for SJGS Units 1 and 4 will increase with the installation of SNCR and BDT equipment.

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

PNM’s filing also addressed replacement of the capacity from the shutdown of SJGS Units 2 and 3, which, as proposed, would have reduced PNM’s ownership in SJGS by 340 MW, including possible increase in PNM’s ownership in SJGS Unit 4, the identification of a new 177 MW natural gas-fired generation source, and 40 MW of new utility-scale solar PV. PNM received approval to construct the 40 MW of solar PV facilities in its 2015 Renewable Energy Plan. See Note 17.

PNM’s requests in the December 20, 2013 NMPRC filing were based on the status of the negotiations among the SJGS owners at that time regarding ownership restructuring and other matters (see SJGS Ownership Restructuring Matters below). In July 2014, PNM filed a notice with the NMPRC regarding the status of the negotiations among the SJGS participants, including that the SJGS participants reached non-binding agreements in principle on the ownership restructuring of SJGS.

On October 1, 2014, PNM and certain intervenors filed a stipulation with the NMPRC that, if approved by the NMPRC, would have settled all matters in PNM’s filing. Statements of opposition were filed by other intervenors. A public hearing in the NMPRC case was held in January 2015. On April 8, 2015, the Hearing Examiner in the case issued a Certification of Stipulation, which recommended the NMPRC reject the stipulation as proposed. The certification recommended approvals of certain provisions in the stipulation, as well as modifications or rejections of other provisions. Among other things, the certification cited the lack of final restructuring and post-2017 coal supply agreements for SJGS.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

On May 27, 2015, the NMPRC issued an order requiring PNM to file executed restructuring and coal supply agreements by July 1, 2015, which date was subsequently extended to August 1, 2015. On July 1, 2015, PNM filed executed coal supply and related agreements, described under Coal Supply below, with the NMPRC. On July 31, 2015, PNM filed executed restructuring agreements.

In June 2015, a NMPRC Commissioner issued an order designating a facilitator to determine whether an uncontested settlement among some or all of the parties in this case could be accomplished. On August 13, 2015, as a result of the facilitation process, PNM, the staff of the NMPRC, the NMAG, Western Resource Advocates, and the Coalition for Clean Affordable Energy filed a settlement agreement with the NMPRC. NMIEC, Interwest Energy Alliance, and New Mexico Independent Power Producers subsequently joined in this agreement and NEE filed in opposition to the agreement. The stipulating parties agreed that the October 2014 stipulation should be approved, as modified by the settlement agreement (collectively, the “Stipulated Settlement”). Under the terms of the Stipulated Settlement:

•
PNM will retire SJGS Units 2 and 3 (PNM’s current ownership interest totals 418 MW) at December 31, 2017 and recover, over 20 years, 50% of their undepreciated net book value at that date and earn a regulated return on those costs

•	PNM will be granted an unconditional CCN for 132 MW in SJGS Unit 4, with an initial book value of zero, plus the costs of SNCR and other capital additions

•
PNM will be granted a CCN for 134 MW of PVNGS Unit 3 with an initial rate base value equal to the book value as of December 31, 2017, including transmission assets associated with PVNGS Unit 3, (estimated to be approximately $150 million)

•
No later than December 31, 2018, and before entering into a binding agreement for post-2022 coal supply for SJGS, PNM will file its position and supporting testimony in an NMPRC case to determine the extent to which SJGS should continue serving PNM’s retail customers’ needs after mid-2022; all parties agree to support this case being decided within six months

•
PNM will be authorized to acquire 65 MW of SJGS Unit 4 as excluded utility plant; PNM and PNMR commit that no further coal-fired merchant plant will be acquired at any time by PNM, PNMR, or any PNM affiliate; PNM is not precluded from seeking a CCN to include the 65 MW or other coal capacity in rate base

•
Beginning January 1, 2020, for every MWh produced by 197 MW of coal-fired generation from PNM’s ownership share of SJGS, PNM will acquire and retire one MWh of RECs or allowances that include a zero-CO2 emission attribute compliant with EPA’s Clean Power Plan; this REC retirement is in addition to what is required to meet the RPS; the cost of these RECs are to be capped at $7.0 million per year and will be recovered in rates; PNM should purchase EPA-compliant RECs from New Mexico renewable generation unless those RECs are more costly

•
PNM will accelerate recovery of SNCR costs on SJGS Units 1 and 4 so that the costs are fully recovered by July 1, 2022; cost recovery for PNM’s BDT project on those units will be determined in PNM’s next general rate case consistent with the Certification of Stipulation

•	Not recover approximately $20 million of other costs incurred in connection with CAA compliance

•	PNM’s 2014 IRP docket will be closed without other NMPRC action

The Hearing Examiner scheduled a hearing on PNM’s application concerning BART for SJGS to begin on October 13, 2015. NEE previously filed motions before the NMPRC requesting that four of the five NMPRC commissioners recuse themselves, alleging they had improper ex-parte communications, were biased, and had pre-judged the outcome of the BART case. Each of the four commissioners declined to recuse themselves. On October 5, 2015, NEE filed a Petition for a Writ of Mandamus and Request for Stay in the NMSC requesting the four commissioners be recused from this case and that PNM’s application be dismissed.  On October 9, 2015, the NMSC issued orders that allowed the hearing conducted by the Hearing Examiner to proceed, but ordered that any action by the NMPRC be stayed, pending a decision by the NMSC on NEE’s petition. The hearing on the Stipulated Settlement was held from October 13, 2015 through October 20, 2015. Oral argument on NEE’s petition was held before the NMSC on November 9, 2015. On November 9, 2015, the NMSC denied NEE’s petition.

On November 16, 2015, the Hearing Examiner issued a Certification of Stipulation, essentially adopting the Stipulated Settlement. On December 16, 2015, following oral argument, the NMPRC issued a final order adopting the Certification of Stipulation issued by the Hearing Examiner.  The Hearing Examiner’s certification included a non-substantive change to the Stipulated Settlement that required the signatories to the Stipulated Settlement to file their agreement to the change. On December

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

22, 2015, PNM filed the Signatories’ Notice of Agreement and Acceptance Regarding Modified Stipulation as Further Modified by Final Order.

At December 31, 2015, PNM’s carrying value for its current ownership share of SJGS Units 2 and 3 included plant in service of $468.2 million, accumulated depreciation and amortization of $193.3 million, and construction work in progress of $2.2 million for a net undepreciated net book value of $277.1 million. PNM estimates the undepreciated net book value of SJGS Units 2 and 3 at December 31, 2017 will be approximately $255.3 million, 50% of which would be recovered over a 20 year period, including a return on the unrecovered amount at PNM’s WACC. At December 31, 2015, PNM recorded a $127.6 million regulatory disallowance to reflect the write-off of the 50% of the estimated December 31, 2017 net book value that will not be recovered. The ultimate amount of the disallowance will be equal to the actual December 31, 2017 undepreciated net book values of SJGS Units 2 and 3. Accordingly, the amount initially recorded will be adjusted periodically to reflect changes in the projected December 31, 2017 net book values. A regulatory disallowance of $21.6 million was also recorded at December 31, 2015 for other unrecoverable costs based on the approved Stipulated Settlement. The new coal mine reclamation arrangement entered into in conjunction with the new coal supply agreement (“CSA”), described under Coal Supply below, resulted in a $16.5 million increase in the liability recorded for coal mine reclamation. The expense recorded for this increase and the above disallowances, aggregating $165.7 million, is included in regulatory disallowances and restructuring costs on the Consolidated Statements of Earnings (Loss). In addition, the shutdown of SJGS Units 2 and 3 will result in the reversal of certain deferred income tax items. The estimated impact of these tax items resulted in an expense of $1.8 million being recorded at December 31, 2015, which amount in included in income tax expense.

On January 14, 2016, NEE filed, with the NMSC, a Notice of Appeal of the NMPRC’s December 16, 2016 final order. In addition, on February 5, 2016, NEE filed, with the NMPRC, a motion for reconsideration of that final order based on recent developments related to the loan made by NM Capital to facilitate the sale of SJCC, which is described under Coal Supply below. NEE alleges the loan is a transaction that, under the New Mexico Public Utility Act, requires prior NMPRC approval. PNM filed its response to NEE’s motion for reconsideration on February 18, 2016.

SJGS Ownership Restructuring Matters – Currently, SJGS is jointly owned by PNM and eight other entities, including three participants that operate in the State of California. Furthermore, each participant does not have the same ownership interest in each unit. The SJPPA that governs the operation of SJGS expires on July 1, 2022. In connection with the requirement for SJGS to comply with the CAA, the California participants indicated that, under California law, they may be prohibited from making significant capital improvements to SJGS and expressed the intent to exit their ownership in SJGS no later than July 1, 2022. One other participant also expressed a similar intent to exit ownership in the plant. The exiting participants currently own 50.0% of SJGS Unit 3 and 38.8% of SJGS Unit 4, but none of SJGS Units 1 and 2. PNM currently owns 50.0% of SJGS Units 1, 2, and 3 and 38.5% of SJGS Unit 4.

The SJGS participants engaged in mediated negotiations concerning the implementation of the RSIP to address BART at SJGS. Along with shifts in ownership among participants, the discussions among the SJGS participants regarding restructuring included, among other matters, the treatment of plant decommissioning obligations, mine reclamation obligations, environmental matters, and certain ongoing operating costs.

In June 2014, the SJGS participants reached a non-binding agreement that identified the participants who would be exiting active participation in SJGS effective December 31, 2017 and participants, including PNM, who would retain an interest in the ongoing operation of one or more units of SJGS. The agreement provided the essential terms of restructured ownership of SJGS between the exiting participants and the remaining participants and addresses other related matters, indicating that the exiting participants would remain obligated for their proportionate shares of environmental, mine reclamation, and certain other legacy liabilities that are attributable to activities that occurred prior to their exit. Also, in June 2014, a non-binding term sheet was approved by all of the remaining participants that provided the essential terms of restructured ownership of SJGS among the remaining participants. As part of the non-binding terms, PNM stated that it would acquire an additional 132 MW in SJGS Unit 4 effective December 31, 2017. There would be no initial cost for PNM to acquire the additional 132 MW although PNM’s share of capital improvements, including the costs of installing SNCR and BDT equipment, and operating expenses would increase to reflect the increased ownership percentage. The acquisition of 132 MW of SJGS Unit 4 would result in PNM’s ownership share of SJGS Unit 4 being 64.5% and an aggregate of 58.7% in SJGS Units 1 and 4. These non-binding arrangements recognized that, prior to executing a binding restructuring agreement, the remaining participants would need to have greater certainty in regard to t

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

he economic cost and availability of fuel for SJGS for the period after December 31, 2017. As discussed under Coal Supply below, on July 1, 2015, PNM entered into an agreement for the supply of coal to SJGS through June 30, 2022.

In September 2014, the SJGS participants executed a binding Fuel and Capital Funding Agreement to implement certain provisions of the June 2014 arrangements, including payment by the remaining participants of capital costs for the Unit 4 SNCR project starting July 1, 2014. On January 7, 2015, Farmington, which has an ownership interest in SJGS Unit 4, notified the other participants that it would not acquire the additional MWs in Unit 4 contemplated in the June 2014 agreement, leaving 65 MWs in that unit unsubscribed. Farmington’s action resulted in the termination of the Fuel and Capital Funding Agreement.

On May 19, 2015, PNMR, PNM, PNMR Development, and the California owners of SJGS Unit 4 entered into the Capacity Option and Funding Agreement (“COFA”) that provided PNM and PNMR Development options to acquire 132 MW and 65 MW of the Unit 4 capacity currently owned by the California entities in exchange for PNM and PNMR Development funding the capital improvements related to Unit 4 effective as of January 1, 2015. The COFA terminated as of the effective date of the SJGS restructuring agreement, which occurred on January 31, 2016 as discussed below.

As indicated under NMPRC Filing above, PNM filed the executed San Juan Project Restructuring Agreement (“RA”) with the NMPRC on July 31, 2015. The RA sets forth the agreement among the SJGS owners regarding ownership restructuring and contains many of the provisions of the June 2014 arrangements. PNMR Development became a party to the RA and will acquire an ownership interest in SJGS Unit 4 when the California owners exit, which is anticipated to be December 31, 2017, but has obligations related to Unit 4 before then. On the exit date, PNM and PNMR Development would acquire 132 MW and 65 MW of the capacity in SJGS Unit 4 from the California owners, as contemplated by the COFA. As discussed under NMPRC Filing above, the Stipulated Settlement would allow PNM to acquire the 65 MW, which the RA contemplates will be acquired by PNMR Development. PNMR currently anticipates that PNMR Development would transfer the rights and obligations related to the 65 MW to PNM prior to December 31, 2017 in order to facilitate dispatch of power from that capacity.

The RA became effective contemporaneously with the effectiveness of the new CSA. The effectiveness of the new CSA was dependent on the closing of the purchase of the existing coal mine operation by a new mine operator, which as discussed in Coal Supply below occurred at 11:59 PM on January 31, 2016. The RA sets forth the terms under which PNM will acquire the coal inventory of the exiting SJGS participants as of January 1, 2016 and will supply coal to the exiting participants for the period from January 1, 2016 through December 31, 2017, which arrangement PNM believes will provide economic benefits that will be passed on to PNM’s customers through the FPPAC. The RA also includes provisions whereby the exiting owners will make payments to certain of the remaining participants, not including PNM, related to the restructuring. PNMR Development’s share of the restructuring fee was recorded at December 31, 2015 and the $3.1 million impact is included in other income on the Consolidated Statements of Earnings.

On September 25, 2015, PNM made an application at FERC seeking certain approvals necessary for implementation of the restructured SJGS participation agreements. FERC approved the application on December 30, 2015.

Other SJGS Matters – The SJPPA requires PNM, as operating agent, to obtain approval of capital improvement project expenditures from participants who have an ownership interest in the relevant unit or property common to more than one unit. As provided in the SJPPA, specified percentages of both the outstanding participant shares, based on MW ownership, and the number of participants in the unit or common property must be obtained in order for a capital improvement project to be approved. PNM presented the SNCR project, including BDT equipment, to the SJGS participants in Unit 1 and Unit 4 for approval in October 2013. The project was approved for Unit 1, but the Unit 4 project, which includes some of the California participants, did not obtain the required percentage of votes for approval. PNM subsequently submitted several requests to the owners of Unit 4 requesting approval of certain expenditures critical to comply with the time frame in the RSIP, as well as requests to approve the total forecasted project expenses. The required majority of Unit 4 owners did not approve these requests.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

Although the RA results in an agreement among the SJGS participants enabling compliance with current CAA requirements, it is possible that the financial impact of climate change regulation or legislation, other environmental regulations, the result of litigation, and other business considerations, could jeopardize the economic viability of SJGS or the ability or willingness of individual participants to continue participation in the plant.

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
APS, on behalf of the Four Corners participants, negotiated amendments to an existing facility lease with the Navajo Nation, which extends the Four Corners leasehold interest from 2016 to 2041.  The Navajo Nation approved these amendments in March 2011.  The effectiveness of the amendments also required the approval of the DOI, as did a related federal rights-of-way grant that culminated in the issuance of a DOI Record of Decision on July 17, 2015. The Record of Decision approves the 25-year site lease extension with the Navajo Nation for Four Corners, authorizes continued mining operations to supply the remaining units at Four Corners, renews transmission line and access road rights-of-way on the Navajo and Hopi Reservations, and accepts the proposed mining plan for the Navajo Mine.  The Record of Decision provides the authority for the Bureau of Indian Affairs to sign the lease amendments and rights-of-way renewals, which occurred in July 2015. In addition, installation of SCR control technology at Four Corners required a PSD permit, which APS received in December 2014.

On December 21, 2015, a coalition of environmental groups filed a 60-day notice of intent to sue the OSM, U.S. Fish and Wildlife Service, and other federal agencies alleging that OSM’s reliance on the Biological Opinion and Incidental Take Statement prepared in connection with the environmental review described above were not in accordance with applicable law. The notice cites violations of the ESA and alleges that certain decisions by the agencies were arbitrary and capricious and not in compliance with the Administrative Procedures Act. The notice states that, if action is not taken within 60 days to remedy the alleged violations, the environmental groups will file a citizens’ suit over the claims. PNM is monitoring this matter but cannot predict the timing or outcome.

The Four Corners participants’ obligations to comply with EPA’s final BART determinations, coupled with the financial impact of climate change regulation or legislation, other environmental regulations, and other business considerations, could jeopardize the economic viability of Four Corners or the ability of individual participants to continue their participation in Four Corners.
PNM is continuing to evaluate the impacts of EPA’s BART determination for Four Corners. PNM estimates its share of costs to be up to $94.0 million, including amounts incurred through December 31, 2015 and PNM’s AFUDC, for post-combustion controls at Four Corners Units 4 and 5. PNM would seek recovery from its ratepayers of all costs that are ultimately incurred. PNM is unable to predict the ultimate outcome of this matter.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

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

The Clean Power Plan establishes state-by-state targets for carbon emissions reduction and requires states to submit initial plans to EPA by September 6, 2016. EPA may grant up to a two-year extension provided that the initial plan meets certain specified criteria for progress and consultation. States receiving an extension must submit an update to EPA in 2017. All final state plans must be submitted to EPA by 2018. State plans can be based on either an emission standards (rate or mass) approach or a state measures approach. Under an emission standards approach, federally enforceable emission limits are placed directly on affected units in the state. A state measures approach must meet equivalent rates statewide but may include some elements, such as renewable energy or energy efficiency requirements, that are not federally enforceable. State measures plans may only be used with mass-based goals and must include “backstop” federally enforceable standards that will become effective if the state measures fail to achieve the expected level of emission reductions.

On January 26, 2016, 29 states and state agencies filed a petition to the USSC asking the court to reverse the D.C. Circuit’s decision and stay the implementation of the Clean Power Plan. On February 9, 2016, the USSC granted the applications to stay the Clean Power Plan pending judicial review of the rule.  The USSC issued a one-page order that stated, “The EPA rule to have states cut power sector carbon dioxide (CO2) emissions 32% by 2030 is stayed pending disposition of the applicants’ petitions for review in the United States Court of Appeals for the District of Columbia Circuit.” The vote was 5-4 among the USSC Justices. The decision means the Clean Power Plan is not in effect and states are not obliged to comply with its requirements. If the rule prevails through the legal challenges, states will be able to resume preparing state plans where they left off and should still have six more months to prepare initial plans and two-and- a-half years for final plans. The D.C. Circuit will hear oral arguments on the merits of the states’ case on June 2, 2016. A final ruling from that court might not come for months. The stay will remain in effect pending USSC review if such review is sought.

The proposed federal plan released concurrently with the Clean Power Plan is important to Four Corners and the Navajo Nation.  Since the Navajo Nation does not have primacy over its air quality program, the EPA would be the regulatory authority responsible for implementing the Clean Power Plan on the Navajo Nation.  In addition, the proposed rule recommends that EPA determine it is “necessary or appropriate” for EPA to regulate CO2 emissions on the Navajo Nation.  The comment period for the proposed rule closed on January 21, 2016.  APS and PNM filed separate comments with EPA on EPA’s draft plan and model trading rules, advocating that such a federal plan is neither necessary nor appropriate to protect air quality on the Navajo Nation. If EPA was to determine that it was “not necessary or appropriate”, then the Clean Power Plan would not apply to the Navajo Nation, in which case, APS has indicated the Clean Power Plan would not have a material impact on Four Corners.  PNM is unable to predict the financial or operational impacts on Four Corners operations if EPA determines that a federal plan is necessary or appropriate for the Navajo Nation. PNM’s review of the new CO2 emission reductions standards is ongoing and will depend on the outcome of the judicial and regulatory proceedings. Accordingly, PNM cannot predict the impact these standards may have on its operations or a range of the potential costs of compliance.

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
December 31, 2015, 2014 and 2013

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

On May 14, 2015, PNM received an amendment to its NSR air permit for SJGS, which reflects the revised state implementation plan for regional haze BART and requires the installation of SNCRs as described above. The revised permit also requires the reduction of SO2 emissions to 0.10 pound per MMBTU on SJGS Units 1 and 4 and the installation of BDT equipment modifications for the purpose of reducing fugitive emissions, including NOx, SO2, and particulate matter. These reductions will help SJGS meet the NAAQS. The BDT equipment modifications were installed at the same time as the SNCRs, in order to most efficiently and cost effectively conduct construction activities at SJGS. See Regional Haze – SJGS above.

EPA finalized revisions to its NAAQS for fine particulate matter on December 14, 2012. PNM believes the equipment modifications discussed above will assist the plant in complying with the particulate matter NAAQS.

In January 2010, EPA announced it would strengthen the 8-hour ozone standard by setting a new standard in a range of 60-70 parts per billion (“ppb”). On October 1, 2015, EPA finalized the new ozone NAAQS and lowered both the primary and secondary 8-hour standard from 75 ppb to 70 ppb. With ozone standards becoming more stringent, fossil-fueled generation units will come under increasing pressure to reduce emissions of NOx and volatile organic compounds, and to generate emission offsets for new projects or facility expansions located in nonattainment areas. EPA plans to propose rules and guidance over the next year to help states with potential nonattainment areas implement the revised standards. On November 10, 2015, EPA proposed a rule revising its Exceptional Events Rule, which outlines the requirements for excluding air quality data (including ozone data) from regulatory decisions if the data are affected by events outside an area’s control. The proposed rule is timely in light of the new more stringent ozone NAAQS final rule since western states like NM and AZ are particularly subject to elevated background ozone transport from natural local sources such as wildfires, and transported via winds from distant sources, such as the stratosphere or another region or country.

As required by the CAA, EPA anticipates making attainment/nonattainment designations for the revised standards by late 2017. Those designations likely will be based on 2014-2016 air quality data. Counties that exceed the ozone NAAQS would be designated as nonattainment for ozone. NMED would have responsibility for bringing nonattainment counties into compliance and would look at all sources of NOx and volatile organic compounds since these are the pollutants that form ground-level ozone.

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
Citizen Suit Under the Clean Air Act
The operations of SJGS are covered by a Consent Decree with the Grand Canyon Trust and Sierra Club and with the NMED that includes stipulated penalties for non-compliance with specified emissions limits. In May 2011, PNM entered into an

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

agreement with NMED and the plaintiffs to resolve a dispute over the applicable NOx emission limits under the Consent Decree. Under the agreement, so long as the NOx emissions limits imposed under the EPA FIP and the New Mexico SIP meet a specified emissions limit, and PNM does not challenge these limits, the parties’ dispute is deemed settled.

In May 2010, PNM filed a petition with the federal district court seeking a judicial determination on a dispute relating to PNM’s mercury controls. NMED and plaintiffs sought to require PNM to implement additional mercury controls. PNM estimated the implementation would increase annual mercury control costs for the entire station from $0.7 million to $6.6 million. Under a stipulated order, PNM was required to repeat a mercury study that would establish the activated carbon injection rate that maximizes mercury removal at SJGS, as required under the Consent Decree. PNM submitted the study report to NMED and the plaintiffs in December 2014. Based on PNM’s cost/benefit analysis, PNM recommended that the carbon injection not be increased from its current level. On March 18, 2015, NMED and the plaintiffs approved PNM’s recommendation for the activated carbon injection rate. The NSR permit issued by NMED on May 14, 2015 incorporates this operational parameter as a permit condition.

Four Corners Clean Air Act Lawsuit
In October 2011, Earthjustice, on behalf of several environmental organizations, filed a lawsuit in the United States District Court for the District of New Mexico against APS and the other Four Corners participants alleging violations of the NSR provisions of the CAA and NSPS violations. The parties agreed on terms of a settlement.  On June 24, 2015, the United States Department of Justice (“DOJ”) lodged the executed consent decree with the United States District Court for the District of New Mexico and published notice of the filing in the Federal Register. On August 17, 2015, the consent decree was entered by the court, marking resolution to the litigation. The settlement resolves claims by the government and environmental plaintiffs that the co-owners violated the CAA by modifying Four Corners Units 4 and 5 without first obtaining a pre-construction permit from EPA. The settlement requires installation of pollution control technology and implementation of other measures to reduce SO2 and NOx emissions from the two units, although installation of much of this equipment was already planned in order to comply with EPA’s Regional Haze Rule BART requirements. The settlement also requires Four Corners co-owners to pay a civil penalty of $1.5 million and spend $6.7 million for certain environmental mitigation projects to benefit the Navajo Nation. PNM is responsible for 13% of these costs based on its ownership interest in the units at the time of the alleged violations, which PNM recorded in 2014.

Four Corners Coal Mine

In 2012, several environmental groups filed a lawsuit in federal district court against the OSM challenging OSM’s 2012 approval of a permit revision which allowed for the expansion of mining operations into a new area of the mine that serves Four Corners (“Area IV North”). In April 2015, the court issued an order invalidating the permit revision, thereby prohibiting mining in Area IV North until OSM takes action to cure the defect in its permitting process identified by the court. APS has indicated that the owner of the mine does not anticipate any near-term interruption of coal supply to the plant as a result of the suspension of mining in Area IV North. The owner of the mine appealed the court’s decision to the Tenth Circuit, where it remains pending. On December 28, 2015, OSM took action to cure the defect in its permitting process by issuing a revised environmental assessment and finding of no new significant impact, and reissued the permit. This action is subject to possible judicial review and PNM cannot predict the outcome.

WEG v. OSM NEPA Lawsuit

In February 2013, WEG filed a Petition for Review in the United States District Court of Colorado against OSM challenging federal administrative decisions affecting seven different mines in four states issued at various times from 2007 through 2012.  In its petition, WEG challenges several unrelated mining plan modification approvals, which were each separately approved by OSM.  Of the fifteen claims for relief in the WEG Petition, two concern SJCC’s San Juan mine.  WEG’s allegations concerning the San Juan mine arise from OSM administrative actions in 2008.  WEG alleges various NEPA violations against OSM, including, but not limited to, OSM’s alleged failure to provide requisite public notice and participation, alleged failure to analyze certain environmental impacts, and alleged reliance on outdated and insufficient documents.  WEG’s petition seeks various forms of relief, including a finding that the federal defendants violated NEPA by approving the mine plans; voiding, reversing, and remanding the various mining modification approvals; enjoining the federal defendants from re-issuing the mining plan approvals for the mines until compliance with NEPA has been demonstrated; and enjoining operations at the seven mines. SJCC intervened in this matter. The court granted SJCC’s motion to sever its claims from the lawsuit and transfer venue to the United States District Court

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

for the District of New Mexico. Legal briefing is complete. A stay in this matter has been extended through April 1, 2016 while the parties continue to engage in settlement negotiations. If WEG ultimately obtains the relief it has requested, such a ruling could require significant expenditures to reconfigure operations at the San Juan mine, impact the production of coal, and impact the economic viability of the San Juan mine and SJGS. PNM cannot currently predict the outcome of this matter or the range of its potential impact.
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

Effluent Limitation Guidelines

On June 7, 2013, EPA published proposed revised wastewater effluent limitation guidelines establishing technology-based wastewater discharge limitations for fossil fuel-fired electric power plants.  EPA’s proposal offered numerous options that target metals and other pollutants in wastewater streams originating from fly ash and bottom ash handling activities, scrubber activities, and non-chemical metal cleaning waste operations.  All proposed alternatives establish a “zero discharge” effluent limit for all pollutants in fly ash transport water. Requirements governing bottom ash transport water differ depending on which alternative

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

EPA ultimately chooses and could range from effluent limits based on Best Available Technology Economically Achievable to “zero discharge” effluent limits.

EPA signed the final Steam Electric Effluent Guidelines Rule on September 30, 2015 and released the pre-publication copy. The final rule, which became effective on January 4, 2016, phases in the new, more stringent requirements in the form of effluent limits for arsenic, mercury, selenium, and nitrogen for wastewater discharged from wet scrubber systems and zero discharge of pollutants in ash transport water that must be incorporated into plants’ NPDES permits. Each plant must comply between 2018 and 2023 depending on when it needs a new/revised NPDES permit.

Because SJGS is zero discharge for wastewater and no longer holds an NPDES permit, it is expected that minimal to no requirements will be imposed. Reeves Station, a PNM-owned gas-fired generating station, discharges cooling tower blowdown to a publicly owned treatment works and holds an NPDES permit. Applicability of the rule will need to be assessed. It is expected that minimum to no requirements will be imposed at Reeves.

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

Effective December 22, 2015, PNM and NMED entered into a memorandum of understanding to address changing groundwater quality conditions at the site. Under the memorandum, PNM will continue gasoline remediation of the site under the supervision of NMED and qualified costs of the work will be eligible for payment through the New Mexico Corrective Action Fund, which is administered by the NMED Petroleum Storage Tank Bureau. Among other things, money in the Corrective Action Fund is available to NMED to make payments to or on behalf of owners and operators for corrective action taken in accordance with statutory and regulatory requirements to investigate, minimize, eliminate or clean up a release.
The Superfund Oversight Section of the NMED has conducted multiple investigations into the chlorinated solvent plume in the vicinity of the site of the former Santa Fe Generating Station. In February 2008, a NMED site inspection report was submitted to EPA, which states that neither the source nor extent of contamination has been determined and that the source may not be the former Santa Fe Generating Station. Results of tests conducted by NMED in April 2012 and April 2013 showed elevated concentrations of nitrate in three monitoring wells and an increase in free-phase hydrocarbons in another well. None of these wells are routinely monitored as part of PNM’s obligations under the settlement agreement. PNM conducted similar site-wide sampling activities in April 2014 and obtained results similar to the 2013 data. As part of this effort, PNM also collected a sample of hydrocarbon product for “fingerprint” analysis from a monitoring well located on the northeastern corner of the property.  This analysis indicated that the hydrocarbon product was a mixture of newer and older fuels, and the location of the monitoring well suggests that the hydrocarbon product is likely from offsite sources. PNM does not believe the former generating station is the source of the increased levels of free-phase hydrocarbons, but no conclusive determinations have been made. It is possible that PNM’s prior activities to remediate hydrocarbon contamination, as conducted under an NMED-approved plan, may have resulted in increased nitrate levels.  Additional testing and analysis will need to be performed before conclusions can be reached regarding the cause of the increased nitrate levels or the method and cost of remediation.  PNM is unable to predict the outcome of these matters.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

Coal Combustion Byproducts Waste Disposal
CCBs consisting of fly ash, bottom ash, and gypsum from SJGS are currently disposed of in the surface mine pits adjacent to the plant. SJGS does not operate any CCB impoundments or landfills. The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department currently regulates mine placement of ash with federal oversight by the OSM. APS disposes of CCBs in ash ponds and dry storage areas at Four Corners.  Ash management at Four Corners is regulated by EPA and the New Mexico State Engineer’s Office.
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

On December 19, 2014, EPA issued its coal ash rule, including a non-hazardous waste determination for coal ash. Coal ash will be regulated as a solid waste under Subtitle D of RCRA. The rule sets minimum criteria for existing and new CCB landfills and existing and new CCB surface impoundments and all lateral expansions consisting of location restrictions, design and operating criteria; groundwater monitoring and corrective action; closure requirements and post closure care; and recordkeeping, notification, and internet posting requirements. Because the rule is promulgated under Subtitle D, it does not require regulated facilities to obtain permits, does not require the states to adopt and implement the new rules, and is not within EPA’s enforcement jurisdiction. Instead, the rule’s compliance mechanism is for a state or citizen group to bring a RCRA citizen suit in federal district court against any facility that is alleged to be in non-compliance with the new requirements. EPA published the final CCB rule in the Federal Register on April 17, 2015, with an effective date of October 19, 2015. Based upon the requirements of the final rule, PNM conducted a CCB assessment at SJGS and made minor modifications at the plant to ensure that there are no facilities which would be considered impoundments or landfills under the rule. PNM does not expect it to have a material impact on operations, financial position, or cash flows.

The rule’s preamble indicates EPA is still evaluating whether to reverse its original regulatory determination and regulate coal ash under RCRA Subtitle C, which means it is possible at some point in the future for EPA to review the new CCB rules. The CCB rule does not cover mine placement of coal ash. OSM is expected to publish a proposed rule covering mine placement in 2016 and will likely be influenced by EPA’s rule. PNM cannot predict the outcome of OSM’s proposed rulemaking regarding CCB regulation, including mine placement of CCBs, or whether OSM’s actions will have a material impact on PNM’s operations, financial position, or cash flows.  PNM would seek recovery from its ratepayers of all CCB costs that are ultimately incurred.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

Other Commitments and Contingencies
Coal Supply

SJGS

The coal requirements for SJGS are supplied by SJCC, which through January 31, 2016 was a wholly owned subsidiary of BHP, under an underground coal sales agreement (“UG-CSA”) to supply processed coal for operation of SJGS through 2017. The parties to the UG-CSA were SJCC, PNM, and Tucson. SJCC holds certain federal, state, and private coal leases. Under the UG-CSA, SJCC was reimbursed for all costs for mining and delivering the coal, including an allocated portion of administrative costs, and received a return on its investment. BHP Minerals International, Inc. guaranteed the obligations of SJCC under the UG-CSA. In addition to coal delivered to meet the current needs of SJGS, PNM prepaid SJCC for certain coal mined but not yet delivered to the plant site. At December 31, 2015 and 2014, prepayments for coal, which are included in other current assets, amounted to $49.0 million and $37.3 million.

In conjunction with the activities undertaken to comply with the CAA for SJGS, as discussed above, PNM and the other owners of SJGS evaluated alternatives for the supply of coal to SJGS after the expiration of the UG-CSA. As discussed under SJGS Ownership Restructuring Matters above, the SJGS participants recognized that prior to executing a binding restructuring agreement relating to the ownership of SJGS, the remaining participants would need to have greater certainty in regard to the cost and availability of fuel for SJGS for the period after December 31, 2017.

Following extensive negotiations among the SJGS participants, the owner of SJCC, and third-party miners, agreements were negotiated under which the ownership of SJCC would transfer to a new third-party miner and PNM would enter into a new coal supply agreement (“CSA”) and agreements for CCB disposal and mine reclamation services with SJCC on or about January 1, 2016. Effectiveness of the agreements was dependent upon the closing of the purchase of SJCC by the new third-party miner and the finalization of the RA and other agreements, which along with regulatory approvals were necessary for the restructuring of ownership in SJGS to be consummated.

On July 1, 2015, PNM and Westmoreland Coal Company (“Westmoreland”) entered into a new CSA, pursuant to which Westmoreland would supply all of the coal requirements of SJGS through June 30, 2022. PNM and Westmoreland also entered into agreements under which Westmoreland will provide CCB disposal and mine reclamation services. Contemporaneous with the entry into the coal-related agreements, Westmoreland entered into a stock purchase agreement (the “Stock Purchase Agreement”) on July 1, 2015 to acquire all of the capital stock of SJCC. In addition, PNM, Tucson, SJCC, and SJCC’s owner entered into an agreement to terminate the existing UG-CSA upon the effective date of the new CSA. The CSA and related agreements became effective upon the closing of the Stock Purchase Agreement and the effectiveness of the RA. The CSA and related agreements were filed with the NMPRC on July 1, 2015.

The CSA became effective as of 11:59 PM on January 31, 2016, upon the closing under the Stock Purchase Agreement. Upon closing under the Stock Purchase Agreement, Westmoreland’s rights and obligations under the CSA and the agreements for CCB disposal and mine reclamation services were assigned to SJCC. Westmoreland has guaranteed SJCC’s performance under the CSA.

Pricing under the CSA is primarily fixed, adjusted to reflect general inflation. The pricing structure takes into account that SJCC has been paid for coal mined but not delivered, as discussed above. PNM has the option to extend the CSA, subject to negotiation of the term of the extension and compensation to the miner. In order to extend, PNM must give written notice of that intent by July 1, 2018 and the parties must agree to the terms of the extension by January 1, 2019. The RA sets forth terms under which PNM will supply coal to the SJGS exiting participants for the period from January 1, 2016 through December 31, 2017 and to the SJGS remaining participants over the term of the CSA. PNM anticipates that coal costs under the CSA will be significantly less than under the current arrangement with SJCC. Since substantially all of PNM’s coal costs are passed through the FPPAC, the benefit of the reduced costs and the economic benefits of the coal inventory arrangement with the exiting owners will be passed through to PNM’s customers.

In support of the closing under the Stock Purchase Agreement and to facilitate PNM customer savings, NM Capital, a wholly owned subsidiary of PNMR, provided funding of $125.0 million to Westmoreland San Juan LLC, a ring-fenced, bankruptcy-remote, special-purpose entity that is a subsidiary of Westmoreland (the “Purchaser”), to finance the purchase price of the stock

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

of SJCC and San Juan Transportation Company (“SJTC”) under the Stock Purchase Agreement (the “Westmoreland Loan”). NM Capital was able to provide the $125.0 million financing to the Purchaser by first entering into a $125.0 million term loan agreement (the “BTMU Term Loan Agreement”), among NM Capital, The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), as lender, and BTMU, as Administrative Agent. The BTMU Term Loan Agreement is effective as of February 1, 2016, has a maturity date of February 1, 2021, and bears interest at a rate based on LIBOR plus a customary spread. In connection with the BTMU Term Loan Agreement, PNMR, as parent company of NM Capital, entered into a Guaranty Agreement, dated as of February 1, 2016, with BTMU (the “Guaranty”). The BTMU Term Loan Agreement and the Guaranty include customary covenants, including requirements for PNMR to not exceed a maximum debt-to-capital ratio and customary events of default consistent with PNMR’s other term loan agreements. In addition, the BTMU Term Loan Agreement has a cross default provision and a change of control provision.

The Westmoreland Loan is a $125.0 million loan agreement among NM Capital, as lender, Purchaser, as borrower, SJCC and SJTC, as guarantors, BTMU, as Administrative Agent, and MUFG Union Bank, N.A., as Depository Bank. The Westmoreland Loan is effective as of February 1, 2016, and has a maturity date of February 1, 2021. The Westmoreland Loan initially bears interest at a 7.25% rate plus LIBOR and escalates over time.

The Westmoreland Loan was used by the Purchaser solely to finance the purchase price of the stock of SJCC and SJTC under the Stock Purchase Agreement. The Purchaser must pay principal and interest quarterly to NM Capital in accordance with an amortization schedule. The Westmoreland Loan has been structured to encourage prepayments and early retirement of the debt. The Westmoreland Loan also includes customary representations and warranties, covenants, and events of default. There are no prepayment penalties.

Under the terms of the CSA, PNM and the other SJGS owners are obligated to compensate SJCC for all reclamation liabilities associated with the supply of coal from the San Juan mine. In order to assure the reclamation obligations, each of the SJGS owners agreed to fund an irrevocable trust to be maintained for the sole purpose of funding the reclamation of the San Juan mine site (each such trust, a “Reclamation Trust”), as further discussed under Coal Mine Reclamation below.

In connection with certain mining permits relating to the operation of the San Juan mine, SJCC is required to post reclamation bonds of $161.6 million with the New Mexico Mining and Minerals Division (“NMMMD”). In order to facilitate the posting of reclamation bonds by Zurich American Insurance Company (“Zurich”) on behalf of SJCC, a Reclamation Bond Agreement (the “Reclamation Bond Agreement”) among PNMR, Westmoreland, and SJCC was entered into with Zurich. In connection with the Reclamation Bond Agreement, PNMR used $40.0 million of the available capacity under the PNMR Revolving Credit Facility to support a bank letter of credit arrangement (the “Zurich Letter of Credit”) with Zurich. The Reclamation Bond Agreement provides, among other things, (i) certain obligations for PNMR to provide to Zurich, within 180 days, security interests in the Reclamation Trusts of the Purchaser and the SJGS owners, and (ii) if PNMR is unable to provide security interests in the Reclamation Trusts of certain SJGS owners (the “Base Security Interests”), PNMR, Westmoreland (subject to obtaining certain amendments or consents under its senior debt and credit facilities), and SJCC will be responsible, jointly and severally, to provide additional collateral to support the then outstanding reclamation bond amount, which will remain in place until such time as PNMR is able to provide the Base Security Interests. The Zurich Letter of Credit will be terminated upon PNMR providing security interests in the Reclamation Trusts of all SJGS owners. Also, the Zurich Letter of Credit will be proportionally reduced if PNMR is able to provide, in addition, to the Base Security Interests, security interests in the Reclamation Trusts of some, but not all, of the other SJGS owners or if the initial reclamation bonds amount is reduced. The reclamation bonds may be replaced or otherwise released at any time by SJCC with the concurrence of NMMMD. PNM cannot predict if it will be able to obtain any such security interests or the impacts of not being able to do so.
Four Corners
APS purchased all of Four Corners’ coal requirements from a supplier that was also a subsidiary of BHP and had a long-term lease of coal reserves with the Navajo Nation. That contract was to expire on July 6, 2016 with pricing determined using an escalating base-price. On December 30, 2013, ownership of the mine was transferred to an entity owned by the Navajo Nation and a new coal supply contract for Four Corners, beginning in July 2016 and expiring in 2031, was entered into with that entity. The BHP subsidiary is to be retained as the mine manager and operator until December 2016. Coal costs are anticipated to increase approximately 40% in the first year of the new contract. The contract provides for pricing adjustments over its term based on economic indices. PNM anticipates that its share of the increased costs will be recovered through its FPPAC.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

Coal Mine Reclamation
In conjunction with the proposed shutdown of SJGS Units 2 and 3 to comply with the BART requirements of the CAA, an updated coal mine reclamation study was requested by the SJGS participants. In 2013, PNM updated its study of the final reclamation costs for both the surface mines that previously provided coal to SJGS and the current underground mine providing coal and revised its estimates of the final reclamation costs. This estimate reflects that, with the proposed shutdown of SJGS Units 2 and 3 described above, the mine providing coal to SJGS will continue to operate through 2053, the anticipated life of SJGS. The 2013 coal mine reclamation study indicates reclamation costs have increased, including significant increases due to the proposed shutdown of SJGS Units 2 and 3, which would reduce the amount of CCBs generated over the remaining life of SJGS and result in a significant increase in the amount of fill dirt required to remediate the underground mine area thereby increasing the overall reclamation costs. As discussed under Coal Combustion Byproducts Waste Disposal above, SJGS currently disposes of CCBs from the plant in the surface mine pits adjacent to the plant.

In 2015, PNM updated its final reclamation costs estimates to reflect the terms of the new reclamation services agreement with Westmoreland, discussed above, and changes resulting from the approval of the 2015 SJCC Mine Permit Plan. Consistent with the 2013 reclamation study, the 2015 final reclamation cost estimate reflects the proposed shutdown of SJGS Units 2 and 3 and operation of mine through 2053. The 2015 reclamation cost study indicates that the scope and pricing structure of the reclamation service agreement with Westmoreland would significantly increase reclamation costs. In addition, design plan changes, updated regulatory expectation, and common mine reclamation practices incorporated into the 2015 SJCC Mine Permit reflect an increase in the 2015 reclamation cost estimate. The impacts of these increases, amounting to $16.5 million, were recorded at December 31, 2015 and are included in regulatory disallowances and restructuring costs on the Consolidated Statements of Earnings (Loss). The current estimate for decommissioning the Four Corners mine reflects the operation of the mine through 2031, the term of the new agreement for coal supply.

Based on the 2015 estimates and PNM’s current ownership share of SJGS, PNM’s remaining payments for mine reclamation, in future dollars, are estimated to be $98.2 million for the surface mines at both SJGS and Four Corners and $118.9 million for the underground mine at SJGS as of December 31, 2015. At December 31, 2015 and 2014, liabilities, in current dollars, of $38.8 million and $25.7 million for surface mine reclamation and $11.4 million and $8.6 million for underground mine reclamation were recorded in other deferred credits.
On June 1, 2012, the SJGS owners entered into a trust funds agreement to provide funding to compensate SJCC for post-term reclamation obligations under the UG-CSA. As part of the restructuring of SJGS ownership (see SJGS Ownership Restructuring Matters above), the SJGS owners and PNMR Development negotiated the terms of an amended agreement to fund post-term reclamation obligations under the CSA. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable Reclamation Trust, and periodically deposit funding into the Reclamation Trust for the owner’s share of the mine reclamation obligation. Deposits, which are based on funding curves, must be made on an annual basis. As part of the restructuring of SJGS ownership discussed above, the SJGS participants agreed to adjusted interim trust funding levels. PNM funded $4.3 million in 2015, $1.0 million in 2014, and $0.3 million in 2013. As of December 31, 2015, PNM’s required contributions to its Reclamation Trust fund would be $4.9 million in 2016 and $5.4 million in 2017 based on the existing trust fund balance.

Under the coal supply agreement for Four Corners, which becomes effective on July 7, 2016, PNM is required to fund its ownership share of estimated final reclamation costs in thirteen annual installments, beginning on August 1, 2016, into an irrevocable escrow account solely dedicated to the final reclamation cost of the surface mine at Four Corners. PNM’s anticipated funding level is $1.9 million, $2.0 million, and $2.1 million in 2016, 2017, and 2018.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

Continuous Highwall Mining Royalty Rate

In August 2013, the DOI Bureau of Land Management (“BLM”) issued a proposed rulemaking that would retroactively apply the surface mining royalty rate of 12.5% to continuous highwall mining (“CHM”).  Comments regarding the rulemaking were due on October 11, 2013 and PNM submitted comments in opposition to the proposed rule. There is no legal deadline for adoption of the final rule although the BLM has indicated that final action on the proposed rule is scheduled for April 2016.

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
SJCC Arbitration
The coal supply agreement for SJGS provides that the participants in SJGS have the right to audit the costs billed by SJCC. The audit for the period from 2006 through 2009 resulted in disagreements between the SJGS participants and SJCC and certain issues were submitted to a panel for binding arbitration. The issues were: 1) whether the SJGS participants owed SJCC unbilled mining costs of $5.2 million or whether SJCC owed the SJGS participants overbilled mining costs of $1.1 million, and 2) whether SJCC billed the SJGS participants $13.9 million as mining costs that SJCC should have considered to be capital costs, which were not billable under the mining contract.  PNM’s share of amounts subject to the arbitration was approximately 46.3%. A hearing before the arbitration panel on the remaining issues was held in May 2014. The arbitration panel found in favor of SJCC on both issues. Of PNM’s share of the costs, approximately 33% of the first issue was passed through PNM’s FPPAC and the rest impacted earnings in 2014. The amounts related to the second issue were recorded when billed in prior periods and had no impact in 2014.
Four Corners Severance Tax Assessment

On May 23, 2013, the New Mexico Taxation and Revenue Department (“NMTRD”) issued a notice of assessment for coal severance surtax, penalty, and interest totaling approximately $30 million related to coal supplied under the coal supply agreement for Four Corners. For procedural reasons, on behalf of the Four Corners co-owners, including PNM, the coal supplier made a partial payment of the assessment and immediately filed a refund claim with respect to that partial payment in August 2013. NMTRD denied the refund claim. On December 19, 2013, the coal supplier and APS, on its own behalf and as operating agent for Four Corners, filed a complaint in the New Mexico District Court contesting both the validity of the assessment and the refund claim denial. On June 30, 2015, the court ruled that the assessment was not valid and further ruled that APS and the other Four Corners co-owners receive a refund of all of the contested amounts previously paid under the applicable tax statute. NMTRD filed a notice of appeal with the New Mexico Court of Appeals on August 31, 2015. The parties are engaged in settlement discussions. PNM does not expect the outcome to have a material impact.

PVNGS Liability and Insurance Matters
Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan. In accordance with this act, the PVNGS participants have insurance for public liability exposure for a nuclear incident totaling $13.5 billion per occurrence. Commercial insurance carriers provide $375 million and $13.1 billion is provided through a mandatory industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the program exceed the accumulated funds, PNM could be assessed retrospective premium adjustments. Based on PNM’s 10.2% interest in each of the three PVNGS units, PNM’s maximum potential retrospective premium assessment per incident for all three units is $38.9 million, with a maximum annual payment limitation of $5.8 million, to be adjusted periodically for inflation.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

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

Water Supply
Because of New Mexico’s arid climate and periodic drought conditions, there is concern in New Mexico about the use of water, including that used for power generation. Although PNM does not believe that its operations will be materially affected by drought conditions at this time, it cannot forecast long-term weather patterns. Public policy, local, state and federal regulations, and litigation regarding water could also impact PNM operations. To help mitigate these risks, PNM has secured permanent groundwater rights for the existing plants at Reeves Station, Rio Bravo, Afton, Luna, Lordsburg, and La Luz. Water availability is not an issue for these plants at this time. However, prolonged drought, ESA activities, and a federal lawsuit by the State of Texas (suing the State of New Mexico over water deliveries) could pose a threat of reduced water availability for these plants.
For SJGS, Four Corners, and related mines PNM and APS have secured supplemental water supplies to accommodate the possibility of inadequate precipitation in coming years. To further mitigate the impacts of severe drought, PNM and APS have entered into agreements with the more senior water rights holders (tribes, municipalities, and agricultural interests) in the San Juan basin to mutually share the impacts of water shortages with tribes and other water users in the San Juan basin. The agreements spread the burden of shortages over all water users in the basin instead of just having the more junior water rights holders (like APS and PNM) bear the entire impact of shortages. The agreements have been extended through 2016.
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
San Juan River Adjudication
In 1975, the State of New Mexico filed an action in New Mexico District Court to adjudicate all water rights in the San Juan River Stream System, including water used at Four Corners and SJGS. PNM was made a defendant in the litigation in 1976. In March 2009, President Obama signed legislation confirming a 2005 settlement with the Navajo Nation. Under the terms of the settlement agreement, the Navajo Nation’s water rights would be settled and finally determined by entry by the court of two proposed adjudication decrees.  The court issued an order in August 2013 finding that no evidentiary hearing was warranted in the Navajo Nation proceeding and, on November 1, 2013, issued a Partial Final Judgment and Decree of the Water Rights of the Navajo Nation approving the proposed settlement with the Navajo Nation. Several parties filed a joint motion for a new trial, which was denied by the court. A number of parties subsequently appealed to the New Mexico Court of Appeals. PNM has entered its appearance in the appellate case. No hearing dates have been set at this time.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

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
Rights-of-Way Matter

On January 28, 2014, the County Commission of Bernalillo County, New Mexico passed an ordinance requiring utilities to enter into a use agreement and pay a yet-to-be-determined fee as a condition to installing, maintaining, and operating facilities on county rights-of-way. The fee is purported to compensate the county for costs of administering, maintaining, and capital improvements to the rights-of-way. On February 27, 2014, PNM and other utilities filed a Complaint for Declaratory and Injunctive Relief in the United States District Court for the District of New Mexico challenging the validity of the ordinance. The court denied the utilities’ motion for judgment. The court further granted the County’s motion to dismiss the state law claims. The utilities filed an amended complaint reflecting the two federal claims remaining before the federal court. The utilities also filed a complaint in Bernalillo County, New Mexico District Court reflecting the state law counts dismissed by the federal court. In subsequent briefing in federal court, the County filed a motion for judgment on one of the utilities’ claims, which was granted by the court, leaving a claim regarding telecommunications service as the remaining federal claim. This matter is ongoing in state court. The utilities and Bernalillo County reached a standstill agreement whereby the County would not take any enforcement action against the utilities pursuant to the ordinance during the pendency of the litigation, but not including any period for appeal of a judgment, or upon 30 days written notice by either the County or the utilities of their intention to terminate the agreement.  If the challenges to the ordinance are unsuccessful, PNM believes any fees paid pursuant to the ordinance would be considered franchise fees and would be recoverable from customers. PNM is unable to predict the outcome of this matter or its impact on PNM’s operations.
Complaint Against Southwestern Public Service Company
In September 2005, PNM filed a complaint under the Federal Power Act against SPS alleging SPS overcharged PNM for deliveries of energy through its fuel cost adjustment clause practices and that rates for sales to PNM were excessive. PNM also intervened in a proceeding brought by other customers raising similar arguments relating to SPS’ fuel cost adjustment clause practices and issues relating to demand cost allocation (the “Golden Spread Proceeding”). In addition, PNM intervened in a proceeding filed by SPS to revise its rates for sales to PNM (“SPS 2006 Rate Proceeding”). There have been extensive proceedings at FERC on these matters, as well as negotiations among the parties. On August 28, 2015, SPS filed settlement documentation with FERC, including a settlement agreement to which PNM was a party that would resolve all outstanding fuel cost adjustment and rate issues between SPS and PNM. FERC approved the settlement on October 29, 2015. Under the settlement, SPS paid PNM $4.2 million, including interest through December 31, 2014. Of this amount, $2.6 million was passed back to PNM’s customers through its FPPAC.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

In a separate matter, in September 2012, 43 landowners claiming to be Navajo allottees filed a notice of appeal with the BIA appealing a March 2011 decision of the BIA Regional Director regarding renewal of a right-of-way for a PNM transmission line. The allottees, many of whom are also allottees in the above matter, generally allege that they were not paid fair market value for the right-of-way, that they were denied the opportunity to make a showing as to their view of fair market value, and thus denied due process. On January 6, 2014, PNM received notice that the BIA, Navajo Region, requested a review of an appraisal report on 58 allotment parcels. After review, the BIA concluded it would continue to rely on the values of the original appraisal. On March 27, 2014, while this matter was stayed, the allottees filed a motion to dismiss their appeal with prejudice.  On April 2, 2014, the allottees’ appeal was dismissed with prejudice. Subsequent to the dismissal, PNM received a letter from counsel on behalf of what appears to be a subset of the 43 landowner allottees involved in the appeal, notifying PNM that the specified allottees were revoking their consents for renewal of right of way on six specific allotments.  On January 22, 2015, PNM received a letter from the BIA Regional Director identifying ten allotments with rights-of-way renewals that were previously contested.  The letter indicated that the renewals were not approved by the BIA because the previous consent obtained by PNM was later revoked, prior to BIA approval, by the majority owners of the allotments.  It is the BIA Regional Director’s position that PNM must re-obtain consent from these landowners.  On July 13, 2015, PNM filed a condemnation action in the United States District Court for the District of New Mexico regarding the approximately 15.49 acres of land at issue. On December 2, 2015, the court ruled that PNM could not condemn 2 of the 5 allotments at issue based on the Navajo Nation’s fractional interest in the land.  PNM has moved for reconsideration of this ruling.
On September 18, 2015, the allottees filed a separate complaint against PNM for federal trespass. PNM cannot predict the outcome of these matters.

(17)	Regulatory and Rate Matters

The Company is involved in various regulatory matters, some of which contain contingencies that are subject to the same uncertainties as those described in Note 16.
PNM

New Mexico General Rate Case

On December 11, 2014, PNM filed an application for revision of electric retail rates based upon a calendar year 2016 future test year (“FTY”) period. The application proposed a revenue increase of $107.4 million, effective January 1, 2016. Several parties filed briefs, which alleged that PNM’s application was incomplete and challenged the distributed generation charge, as well as other aspects of PNM’s filing. On April 17, 2015, the Hearing Examiner in the case issued an Initial Recommended Decision to the NMPRC recommending that the NMPRC find PNM’s application incomplete and reject it on the grounds that it does not comply with the FTY rule. The Hearing Examiner cited procedural defects in the filing, including a lack of fully functional electronic files and appropriate justification of certain costs in the future test year period. PNM filed exceptions arguing that PNM substantively met the filing requirements of the applicable New Mexico Statutes and NMPRC Rules, the Initial Recommended Decision established an unreasonable standard for FTY filing requirements, and the recommendations placing limits on the timing of the test period relative to the base period effectively nullified the FTY statute.  On May 13, 2015, the NMPRC voted to accept the Initial Recommended Decision regarding the completeness of PNM’s application and dismissed PNM’s application.

On August 27, 2015, PNM filed a new application with the NMPRC for a general increase in retail electric rates. The application proposes a revenue increase, including base fuel revenues, of $123.5 million. PNM’s new application is based on a FTY period beginning October 1, 2015, which meets the NMPRC’s May 2015 interpretation of the FTY statute discussed below. The proposed ROE is 10.5%. Similar to the 2014 filing, the primary drivers of PNM’s identified revenue deficiency are infrastructure investments and the recovery of those investment dollars, including depreciation based on an updated depreciation study, and declines in forecasted energy sales as a result of PNM’s successful energy efficiency programs and other economic factors. The new application includes several proposed changes to rate design to establish fair and equitable pricing across rate classes and to better align cost recovery with cost causation. Specific rate design proposals include increased customer and demand charges, a revenue decoupling pilot program applicable to residential and small power customers, a re-allocation of revenue among PNM’s customer classes, a new economic development rate, and continuation of PNM’s renewable energy rider. PNM requested that the proposed new rates become effective beginning in July 2016. The NMPRC’s designated Hearing Examiner has established a procedural schedule that anticipates a public hearing on the proposed new rates will begin on March 14, 2016. PNM is unable to predict the outcome of this matter.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

Proceeding Regarding Definition of Future Test Year

On May 27, 2015, the NMPRC approved an order that defines a FTY as a period that begins no later than 45 days following the filing of an application to increase rates. PNM disagreed with the interpretation adopted by the NMPRC and believes that the correct interpretation of the New Mexico FTY statute allows a FTY to begin up to 13 months after the filing of an application.

On June 25, 2015, PNM filed a Notice of Appeal to the NMSC, challenging the NMPRC’s June 3, 2015 written order. On July 31, 2015, PNM and the NMPRC filed a joint motion for a temporary 30-day stay and remand of PNM’s appeal so that the NMPRC could reconsider its FTY order in PNM’s 2014 rate case. The NMSC remanded this matter back to the NMPRC. On November 30, 2015, the NMPRC modified its previous order to provide for a FTY to begin up to 13 months after the filing of a rate case application. On December 9, 2015, the NMPRC filed its revised order with the NMSC. On January 20, 2016, PNM and the NMPRC filed an unopposed stipulation of voluntary dismissal of the appeal and the NMSC dismissed the appeal on February 15, 2016.

Renewable Portfolio Standard
The REA establishes a mandatory RPS requiring a utility to acquire a renewable energy portfolio equal to 10% of retail electric sales by 2011, 15% by 2015, and 20% by 2020. PNM files annual renewable energy procurement plans for approval by the NMPRC. The NMPRC requires renewable energy portfolios to be “fully diversified.” The current diversity requirements, which are subject to the limitation of the RCT, are 30% wind, 20% solar, 3% distributed generation, and 5% other.
The REA provides for streamlined proceedings for approval of utilities’ renewable energy procurement plans, assures that utilities recover costs incurred consistent with approved procurement plans, and requires the NMPRC to establish a RCT for the procurement of renewable resources to prevent excessive costs being added to rates. Currently, the RCT is set at 3% of customers’ annual electric charges. PNM makes renewable procurements consistent with the NMPRC approved plans. PNM recovers certain renewable procurement costs from customers through a rate rider. See Renewable Energy Rider below.
Included in PNM’s approved procurement plans are the following renewable energy resources:

•
2013 plan – Construction of 20 MW of PNM-owned solar PV facilities, at a cost of $48.9 million; wind and solar REC purchases in 2013; a PPA for the output of the Lightning Dock Geothermal facility; and an additional procurement of 1.5 MW of PNM-owned solar PV facilities to supply the energy sold under PNM’s voluntary renewable energy tariff. The plan enabled PNM to comply with the statutory RPS in 2013, but required a variance from the NMPRC’s diversity requirements in 2013 while the proposed geothermal facilities were being constructed. The geothermal facility began providing power to PNM in January 2014. The current output of the facility is 4 MW and future expansion may result in up to 9 MW of generation capacity.

•
2014 plan – 50,000 MWh of wind generated RECs in 2014; construction of 23 MW of PNM-owned solar PV facilities at a cost of $46.5 million; a 20-year PPA for the output of Red Mesa Wind, an existing wind generator having an aggregate capacity of 102 MW, beginning January 1, 2015 at a first year cost estimated to be $5.8 million; and the purchase of 120,000 MWh of wind RECs in 2015.

•
2015 plan – Construction of 40 MW of PNM-owned solar PV facilities at a cost of $79.3 million. The proposed 40 MW solar facilities are identified as being a cost-effective resource in PNM’s application to retire SJGS Units 2 and 3 (Note 16). Under a stipulated settlement, the costs of the 40 MW of solar would be recovered in base rates rather than through PNM’s renewable energy rider and have been included in rates requested in the New Mexico General Rate Case discussed above.

PNM filed its 2016 renewable energy procurement plan on June 1, 2015. The plan meets RPS and diversity requirements within the RCT in 2016 and 2017. The plan does not propose any significant new procurements. The NMPRC approved the plan in November 2015, but subsequently vacated the order in response to a rehearing motion regarding the rate treatment of certain non-residential customers eligible for a cap on RPS procurement costs and certain governmental customers exempt from RPS procurement costs. On rehearing, the NMPRC approved the plan in an order issued on February 3, 2016. In this order, the NMPRC deferred the issue related to capped and exempt customers to a new case related to the calculation of PNM’s FPPAC, as discussed in FPPAC Continuation Application below.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

Renewable Energy Rider
The NMPRC has authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per KWh basis. The rider will terminate upon a final order in PNM’s pending electric rate case unless the NMPRC authorizes PNM to continue it. As a separate component of the rider, if PNM’s earned return on jurisdictional equity in a calendar year, adjusted for weather and other items not representative of normal operations, exceeds 10.5%, PNM would be required to refund the amount over 10.5% to customers during May through December of the following year. PNM made timely filings with the NMPRC demonstrating that it had not exceeded the 10.5% return for 2014 and 2013. Preliminary calculations indicate PNM’s jurisdictional equity return did not exceed 10.5% in 2015.

PNM recorded revenues from the rider of $41.9 million, $31.9 million, and $21.7 million in 2015, 2014, and 2013. In its 2016 renewable energy procurement plan case, PNM proposed to collect $42.4 million in 2016. The 2016 rider adjustment was approved as part of the final order issued February 3, 2016 on the 2016 renewable energy plan.
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

On October 6, 2014, PNM filed an energy efficiency program application for programs proposed to be offered beginning in June 2015. The filing included proposed program costs of $25.8 million plus a proposed profit incentive. The proposed energy efficiency budget and plan are consistent with the 2013 amendments to the Efficient Use of Energy Act. PNM and the NMPRC staff filed a stipulated settlement on January 30, 2015. After a public hearing, the NMPRC approved the settlement on April 29, 2015. The approval established program budgets and the incentive amounts discussed below.
Disincentives/Incentives
The Efficient Use of Energy Act requires the NMPRC to remove utility disincentives to implementing energy efficiency and load management programs and to provide incentives for such programs. The NMPRC has adopted a rule to implement this act. In November 2013, the NMPRC issued an order authorizing PNM to recover an incentive equal to 7.6% of annual program costs beginning with program implementation in December 2013. Based on PNM’s approved program costs, this amounted to an annual incentive of $1.7 million.
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
December 31, 2015, 2014 and 2013

On October 2, 2013, the NMPRC issued a NOPR and a proposed rule to implement amendments to the New Mexico Efficient Use of Energy Act. The NMPRC issued an order on October 8, 2014 adopting the proposed rule, which includes a provision that limits incentive awards to an amount equal to the utility’s WACC times its approved annual program costs.
FPPAC Continuation Application
Pursuant to the rules of the NMPRC, public utilities are required to file an application to continue using their FPPAC every four years. On May 28, 2013, PNM filed the required continuation application and requested that its current FPPAC be modified to increase the reset frequency of the fuel factor from annually to quarterly, to allow PNM to retain 10% of its off-system sales margin, and to apply the same carrying charge rate to both over and under collections in the balancing account. On April 23, 2014, the NMPRC approved a stipulated agreement resolving this case. The settlement allows PNM to retain 10% of off-system sales margin from July 1, 2013 through December 31, 2016, resolves the ratemaking treatment for coal pre-treatment at SJGS until the next rate case, required PNM to write-off $10.5 million of the under-collected balance in its FPPAC balancing account, and required PNM to recover the remaining under-collected balance ($63.5 million as of April 30, 2014) over 18 months beginning July 1, 2014. PNM recorded the $10.5 million write off as a regulatory disallowance in the fourth quarter of 2013.
The NMPRC issued a show cause order on February 3, 2016 concerning the rate treatment of large and capped customers in respect to PNM’s RPS procurements to determine whether PNM miscalculated the FPPAC and base fuel costs due to its treatment of renewable energy costs. See the Renewable Portfolio Standard above. PNM cannot predict the outcome of this matter.
Integrated Resource Plan
NMPRC rules require that investor owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first four years of that period. PNM filed its 2014 IRP on July 1, 2014. The four-year action plan was consistent with the replacement resources identified in PNM’s application to retire SJGS Units 2 and 3. PNM indicated that it planned to meet its anticipated long-term load growth with a combination of additional renewable energy resources, energy efficiency, and natural gas-fired facilities. Consistent with statute and NMPRC rule, PNM incorporated a public advisory process into the development of its 2014 IRP. On July 31, 2014, several parties requested the NMPRC not to accept the 2014 IRP as compliant with NMPRC rule because to do so could affect the pending proceeding on PNM’s application to abandon SJGS Units 2 and 3 and for CCNs for certain replacement resources (Note 16) and because they assert that the IRP does not conform to the NMPRC’s IRP rule. Certain parties also asked that further proceedings on the IRP be held in abeyance until the conclusion of the pending abandonment/CCN proceeding. The NMPRC issued an order in August 2014 that docketed a case to determine whether the IRP complies with applicable NMPRC rules. The order also held the case in abeyance pending the issuance of final, non-appealable orders in PNM’s 2015 renewable energy procurement plan case and its application to retire SJGS Units 2 and 3. The final order regarding PNM’s application to abandon SJGS Units 2 and 3 described in Note 16 states that the NMPRC will issue a Notice of Proposed Dismissal in the 2014 IRP docket. Such notice has not yet been issued.
San Juan Generating Station Units 2 and 3 Retirement
On December 20, 2013, PNM filed an application at the NMPRC to retire SJGS Units 2 and 3 on December 31, 2017. On October 1, 2014, PNM and certain parties to the case filed a stipulation with the NMPRC proposing a settlement of this case. The Hearing Examiner issued a Certification of Stipulation on April 8, 2015 that recommended rejection of the agreement as proposed, and recommended several modifications to the agreement. On August 13, 2015, PNM and certain parties to the case filed an agreement that, subject to approval by the NMPRC, would modify the stipulation and settle all issues in the case. The NMPRC issued an order approving the modified stipulation on December 16, 2015. On January 14, 2016, NEE filed an appeal of the final order with the NMSC. On February 5, 2016, NEE filed a motion with the NMPRC for reconsideration of the final order based on developments subsequent to the date of the order (Note 16). PNM filed its response to that motion on February 18, 2016. Additional information concerning the NMPRC filing, including a summary of the terms of the modified stipulation, and related proceedings before the NMSC is set forth in Note 16. On September 25, 2015, PNM made an application at FERC seeking certain approvals necessary for implementation of the restructured SJGS participation agreements. FERC issued the requested approvals on December 30, 2015.
Application for Certificate of Convenience and Necessity

On June 30, 2015, PNM filed an application for a CCN for a 187 MW gas plant to be located at SJGS. This resource was identified as a replacement resource in PNM’s application to retire SJGS Units 2 and 3. PNM estimated the cost of the facility,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

which would be located at SJGS, to be $133.2 million. PNM identified the necessary in-service date to be in the first half of 2018. On July 9, 2015, a party to the SJGS Unit 2 and 3 retirement case filed a motion to consolidate this CCN case with the retirement case, which motion was subsequently withdrawn. PNM is re-evaluating the timing and resource requirements for installation of the natural gas-fired unit requested in the CCN proceeding, including the potential for a smaller unit, along with other possible power resources, taking into consideration PNM’s recently revised lower load forecast and the impacts of the NEC settlement, which is discussed below. On February 12, 2016, PNM filed a motion to withdraw its application and stated that it intends to file either a new application for a gas-fueled resource or a report on the status of the CCN application by April 22, 2016. PNM’s current construction expenditure forecast includes a 85 MW gas-fired unit with an estimated cost of $101.8 million. PNM cannot predict the outcome of this proceeding.

Four Corners Right of First Refusal

On February 17, 2015, PNM received notice from EPE that EPE has entered into an agreement to sell its 7% interest in Four Corners to APS, thereby triggering PNM’s ability to exercise its right of first refusal (“ROFR”) to acquire a portion of EPE’s interest in Four Corners. PNM notified the NMPRC about receipt of the notice and advised the NMPRC that PNM did not intend to exercise its rights under the ROFR. The ROFR expired unexercised 120 days after the date of EPE’s notice.

Transmission Rate Case
In October 2010, PNM filed a notice with FERC to increase its wholesale electric transmission revenues by $11.1 million annually, based on a return on equity of 12.25%. FERC accepted PNM’s filing and the proposed rates were implemented on June 1, 2011, subject to refund. The rate increase applied to all of PNM’s wholesale electric transmission service customers, which include other utilities, electric cooperatives, and entities that use PNM’s transmission system to transmit power at the wholesale level.  The rate increase did not impact PNM’s retail customers. On January 2, 2013, FERC approved an unopposed settlement agreement, which increased transmission revenues by $2.9 million annually. In addition, the parties agreed that if PNM filed for a formula-based rate change within one year from FERC’s approval of the settlement agreement, no party would oppose the general principle of a formula rate, although the parties may still object to particular aspects of the formula. PNM refunded amounts collected in excess of the settled rates in January 2013, concluding this matter.
Formula Transmission Rate Case
On December 31, 2012, PNM filed an application with FERC for authorization to move from charging stated rates for wholesale electric transmission service to a formula rate mechanism pursuant to which rates for wholesale transmission service are calculated annually in accordance with an approved formula. The proposed formula includes updating cost of service components, including investment in plant and operating expenses, based on information contained in PNM’s annual financial report filed with FERC, as well as including projected large transmission capital projects to be placed into service in the following year. The projections included are subject to true-up in the following year formula rate. Certain items, including changes to return on equity and depreciation rates, require a separate filing to be made with FERC before being included in the formula rate. As filed, PNM’s request would have resulted in a $3.2 million wholesale electric transmission rate increase, based on PNM’s 2011 data and a 10.81% return on equity (“ROE”), and authority to adjust transmission rates annually based on an approved formula. The proposed $3.2 million rate increase would be in addition to the $2.9 million rate increase approved by the FERC on January 2, 2013.
On March 1, 2013, FERC issued an order (1) accepting PNM’s revisions to its rates for filing and suspending the proposed revisions to become effective August 2, 2013, subject to refund; (2) directing PNM to submit a compliance filing to establish its ROE using the median, rather than the mid-point, of the ROEs from a proxy group of companies; (3) directing PNM to submit a compliance filing to remove from its rate proposal the acquisition adjustment related to PNM’s 60% ownership of the EIP transmission line, which was acquired in 2003; and (4) setting the proceeding for hearing and settlement judge procedures. PNM would be allowed to make a separate filing related to recovery of the EIP acquisition adjustment. On April 1, 2013, PNM made the required compliance filing. On August 2, 2013, new rates went into effect, subject to refund. In June 2013, May 2014, and March 2015, PNM made additional filings incorporating final 2012, 2013, and 2014 data into the formula rate request. On March 20, 2015, PNM along with five other parties entered into a settlement agreement, which was filed at FERC. The settlement reflects a ROE of 10% and results in an annual increase of $1.3 million above the rates approved in the previous rate case. Additionally, the parties filed a motion to implement the settled rates effective April 1, 2015. On March 25, 2015, the ALJ issued an order

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

authorizing the interim implementation of settled rates beginning on April 1, 2015, subject to refund. In May 2015, the settlement judge recommended that FERC approve the settlement. There is no required time frame for FERC to act upon the settlement.
Firm-Requirements Wholesale Customers
Navopache Electric Cooperative, Inc.
In September 2011, PNM filed an unexecuted amended PSA between PNM and NEC with FERC. NEC filed a protest to PNM’s filing with FERC. In November 2011, FERC issued an order accepting the filing to be effective April 14, 2012, subject to refund, and set the proceeding for settlement. The parties finalized a settlement agreement and amended PSA, which were filed with FERC on December 6, 2012. The settlement agreement and amended PSA provided for an annual increase in revenue of $5.3 million and an extension of the contract for 10 years through December 31, 2035. On April 5, 2013, FERC approved the settlement agreement and the amended PSA. In 2015 and 2014, monthly billing demand for power supplied to NEC averaged approximately 54 MW and 55 MW and revenues were $27.1 million and $28.4 million under the PSA.

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

Following proceedings before a settlement judge, PNM and NEC entered into, and filed with FERC, a settlement agreement on October 29, 2015 that includes certain amendments to the PSA and related contracts on file with FERC that, subject to FERC approval, would settle this matter. Under the settlement agreement, PNM would continue to serve all of NEC’s load through December 31, 2015 at rates that are substantially consistent with those currently provided under the PSA. In 2016, PNM would serve all of NEC’s load at reduced demand and energy rates from those under the PSA. Beginning January 1, 2016, NEC would also pay certain third-party transmission costs that it did not pay in 2014 and partially paid in 2015. The PSA and related transmission agreements would terminate on December 31, 2016. In 2017, PNM would serve 10 MW of NEC’s load under a short term coordination tariff at a rate lower than provided under the PSA. PNM received approval to bill interim rates, which reflect the settlement, effective November 1, 2015 under the PSA and effective January 1, 2016 under the related contracts. FERC approved the settlement on January 21, 2016.
City of Gallup, New Mexico Contract
PNM provided both energy and power services to Gallup, previously PNM’s second largest firm-requirements wholesale customer, under an electric service agreement that was to expire on June 30, 2013. On May 1, 2013, PNM and Gallup agreed to extend the term of the agreement to June 30, 2014 and to increase the demand and energy rates under the agreement.
On September 26, 2013, Gallup issued a request for proposals for long-term power supply. PNM submitted a proposal, but in March 2014, Gallup notified PNM that the contract for long-term power supply had been awarded to another utility. PNM’s contract with Gallup ended on June 29, 2014.  PNM’s revenues for power sold under the Gallup contract were $6.1 million in the six months ended June 30, 2014 and totaled $11.7 million during 2013.  PNM’s New Mexico General Rate Case discussed above reflects a reallocation of costs among regulatory jurisdictions reflecting the termination of the contract to serve Gallup.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

In February 2012, the PUCT opened a proceeding to consider the feasibility of an “opt-out” program for retail consumers that wish to decline receipt of an advanced meter. The PUCT requested comments and held a public meeting on various issues. However, various individuals filed a petition with the PUCT seeking a moratorium on any advanced meter deployment. The PUCT denied the petition and an appeal was filed with the Texas District Court on September 28, 2012. Subsequently, the Texas District Court dismissed the case on jurisdictional grounds and the complainants appealed to the Texas Third Court of Appeals. The Third Court of Appeals affirmed the dismissal on November 25, 2015. This matter is now concluded.
The PUCT adopted a rule on August 15, 2013 creating a non-standard metering service for retail customers choosing to decline standard metering service via an advanced meter. The cost of providing non-standard metering service is to be borne by opt-out customers through an initial fee and ongoing monthly charge.
On September 30, 2013, TNMP filed an application to set the initial fee and monthly charges to be assessed for non-standard metering service provided to those retail customers who choose to decline the advanced meter necessary for standard metering service. On June 20, 2014, the PUCT approved a settlement permitting TNMP to recover $0.2 million in costs through initial fees ranging from $63.97 to $168.61 and ongoing annual expenses of $0.5 million collected through a $36.78 monthly fee. The settlement presumes up to 1,081 consumers will elect the non-standard meter service, but preserves TNMP’s rights to adjust the fees if the number of anticipated consumers differs from that estimate. TNMP notified all appropriate customers that they could elect non-standard metering. As of February 19, 2016, 98 customers have made the election. TNMP does not expect the implementation of non-standard metering service to have a material impact on its financial position, results of operations, or cash flows.
On October 2, 2015, TNMP filed a reconciliation of the costs and savings of its AMS deployment program with the PUCT. Those costs include $71.0 million in capital costs and $18.0 million in operation and maintenance expenses. However, since the deployment is not complete and the total program costs to date are $1.5 million below the original approved forecasts, TNMP is not requesting a change to its monthly surcharge amount. The reconciliation is subject to prudency and reasonableness review by the PUCT. On January 8, 2016, the PUCT staff recommended that the PUCT approve TNMP’s reconciliation without adjustment. The matter is pending before the PUCT. TNMP is unable to predict the outcome of this matter.
Energy Efficiency
TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor, which includes projected program costs, under or over collected costs from prior years, rate case expenses, and performance bonuses (if the programs exceed mandated savings goals). The following sets forth TNMP’s energy efficiency cost recovery factor increases:

Effective Date	Aggregate Collection Amount	Performance Bonus
	(in millions)
January 1, 2013	$5.2	$—
March 1, 2014	5.6	0.7
March 1, 2015	5.7	1.5
March 1, 2016	6.0	0.7
Transmission Cost of Service Rates
TNMP can update its transmission rates twice per year to reflect changes in its invested capital. Updated rates reflect the addition and retirement of transmission facilities, including appropriate depreciation, federal income tax and other associated taxes, and the approved rate of return on such facilities. The following sets forth TNMP’s recent interim transmission cost rate increases:

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(in millions)
September 27, 2012	$26.4	$2.5
March 20, 2013	21.9	2.9
September 17, 2013	18.1	2.8
March 13, 2014	18.2	2.9
September 8, 2014	25.2	4.2
March 16, 2015	27.1	4.4
September 10, 2015	7.0	1.4

On January 29, 2016, TNMP filed an application to further update its transmission rates, which would increase revenues by $4.3 million annually, based on an increase in rate base of $25.8 million. The application is pending before the PUCT.
Periodic Distribution Rate Adjustment
In September 2011, the PUCT approved a rule permitting interim rate adjustments to reflect changes in investments in distribution assets. The rule permits distribution utilities to file for a periodic rate adjustment between April 1 and April 8 of each year as long as the electric utility is not earning more than its authorized rate of return using weather-normalized data.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

(18)	Accumulated Other Comprehensive Income (Loss)
AOCI reports a measure for accumulated changes in equity that result from transactions and other economic events other than transactions with shareholders. Information regarding AOCI is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			TNMP	PNMR
	Unrealized Gains on Available-for-Sale Securities	Pension Liability Adjustment	Total	Fair Value Adjustment for Cash Flow Hedges	Fair Value Adjustment for Cash Flow Hedges	Total
	(In thousands)
Balance at December 31, 2012	$16,406	$(97,820)	$(81,414)	$(216)	$—	$(81,630)
Amounts reclassified from AOCI (pre-tax)	(11,956)	6,364	(5,592)	207	—	(5,385)
Income tax impact of amounts reclassified	4,734	(2,524)	2,210	(73)	—	2,137
Other OCI changes (pre-tax)	27,419	17,136	44,555	(279)	—	44,276
Income tax impact of other OCI changes	(10,855)	(6,781)	(17,636)	98	—	(17,538)
Net change after income taxes	9,342	14,195	23,537	(47)	—	23,490
Balance at December 31, 2013	25,748	(83,625)	(57,877)	(263)	—	(58,140)
Amounts reclassified from AOCI (pre-tax)	(13,862)	5,152	(8,710)	558	—	(8,152)
Income tax impact of amounts reclassified	5,461	(2,032)	3,429	(195)	—	3,234
Other OCI changes (pre-tax)	17,473	(15,282)	2,191	(153)	—	2,038
Income tax impact of other OCI changes	(6,812)	6,024	(788)	53	—	(735)
Net change after income taxes	2,260	(6,138)	(3,878)	263	—	(3,615)
Balance at December 31, 2014	28,008	(89,763)	(61,755)	—	—	(61,755)
Amounts reclassified from AOCI (pre-tax)	(28,531)	5,952	(22,579)	—	—	(22,579)
Income tax impact of amounts reclassified	11,181	(2,332)	8,849	—	—	8,849
Other OCI changes (pre-tax)	10,998	(4,405)	6,593	—	72	6,665
Income tax impact of other OCI changes	(4,310)	1,726	(2,584)	—	(28)	(2,612)
Net change after income taxes	(10,662)	941	(9,721)	—	44	(9,677)
Balance at December 31, 2015	$17,346	$(88,822)	$(71,476)	$—	$44	$(71,432)

Pre-tax amounts reclassified from AOCI related to Unrealized Gains on Available-for-Sale Securities are included in Gains on available-for-sale securities in the Consolidated Statements of Earnings. Pre-tax amounts reclassified from AOCI related to Pension Liability Adjustment are reclassified to Operating Expenses – Administrative and general in the Consolidated Statements of Earnings. For the years ended December 31, 2015 and 2014, approximately 22.2% and 24.4% of the amount reclassified were capitalized into construction work in process and approximately 2.4% and 2.0% were capitalized into other accounts. Pre-tax amounts reclassified from AOCI related to Fair Value Adjustment for Cash Flow Hedges are reclassified to Interest Charges in the Consolidated Statements of Earnings. An insignificant amount is then capitalized as AFUDC and capitalized interest. The income tax impacts of all amounts reclassified from AOCI are included in Income Taxes in the Consolidated Statements of Earnings.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

(19) Goodwill; Impairments
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
An entity may choose to perform a quantitative analysis without performing a qualitative analysis and may perform a qualitative analysis for certain reporting units, but a quantitative analysis for others. Prior to 2013, the Company performed qualitative analyses for all reporting units having goodwill. For the annual evaluations performed as of April 1, 2015, 2014, and 2013, PNMR utilized a qualitative analysis for the TNMP reporting unit and a quantitative analysis for the PNM reporting unit.
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
The April 1, 2015 and 2014 quantitative evaluations indicated the fair value of the PNM reporting unit, which has goodwill of $51.6 million, exceeded its carrying value by approximately 25% and 30%. An increase of 0.5% in the expected return on equity capital utilized in discounting the forecasted cash flows, would have reduced the excess of PNM’s fair value over carrying value to approximately 18% and 23% at April 1, 2015 and 2014. The 2015 and 2014 qualitative analysis for the TNMP reporting unit, which has goodwill of $226.7 million, included the consideration of various reporting unit specific factors as well as industry and macroeconomic factors to determine whether these factors were reasonably likely to have a material impact on the fair value of the reporting unit. Factors considered included the results of the April 1, 2012 quantitative analysis, which indicated that fair value exceeded carrying value of the reporting unit by approximately 26%, current and long-term forecasted financial results, regulatory environment, credit rating, interest rate environment, absolute and relative price of PNMR’s common stock, and operating strategy. TNMP believes it is operating within a generally favorable regulatory environment, its historical and forecasted financial results are positive, and its credit is perceived positively. Based on the analysis of the relevant factors, PNMR concluded

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

that it is more likely than not that the fair value of the TNMP reporting unit exceeds its carrying value. The annual evaluations performed as of April 1, 2015 and 2014 did not indicate impairments of the goodwill of any of PNMR’s reporting units. Since the April 1, 2015 annual evaluation, there have been no indications that the fair values of the reporting units with recorded goodwill have decreased below the carrying values.
Prior annual evaluations have not indicated impairments of any of PNMR’s reporting units, except in 2008. During 2008, the market capitalization of PNMR’s common stock was significantly below book value. In addition, a PNMR reporting unit that was sold in 2011 was significantly impacted by depressed economic conditions and changes in the market in which it operated. As a result, goodwill impairments of $51.1 million for PNM, $34.5 million for TNMP, and an aggregate of $174.4 million for PNMR were recorded in 2008. Since 2008, the price of PNMR’s common stock has increased, improving the relationship between PNMR’s market capitalization and book value. In addition, improved regulatory treatment has been experienced by PNM in New Mexico and by TNMP in Texas. These factors resulted in more predictable earnings and increased fair values of the reporting units. Since 2008, the annual evaluations have not indicated that the fair values of the reporting units with recorded goodwill have decreased below their carrying values.

(20) Quarterly Operating Results (Unaudited)
Unaudited operating results by quarters for 2015 and 2014 are presented below. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for such periods have been included.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
PNMR
2015
Operating revenues	$332,868	$352,887	$417,433	$335,894
Operating income	49,569	72,414	121,505	(119,138)	(1)
Net earnings	17,852	35,655	64,855	(87,284)
Net earnings attributable to PNMR	14,340	31,673	61,045	(91,418)
Net Earnings Attributable to PNMR per Common Share:
Basic	0.18	0.40	0.77	(1.15)
Diluted	0.18	0.40	0.76	(1.15)
2014
Operating revenues	$328,897	$346,160	$413,951	$346,845
Operating income	48,753	71,296	116,799	62,849
Net earnings	16,131	33,181	59,486	22,111
Net earnings attributable to PNMR	12,468	29,141	55,653	18,992
Net Earnings Attributable to PNMR per Common Share:
Basic	0.16	0.37	0.70	0.24
Diluted	0.16	0.36	0.69	0.24
PNM
2015
Operating revenues	$261,940	$275,450	$333,437	$260,368
Operating income	31,655	47,179	93,710	(139,164)
Net earnings (loss)	13,502	25,363	53,056	(92,245)
Net earnings (loss) attributable to PNM	10,122	21,513	49,378	(96,247)
2014
Operating revenues	$262,736	$275,704	$334,993	$274,481
Operating income	31,304	49,806	90,615	40,988
Net earnings	11,205	24,254	49,052	16,942
Net earnings attributable to PNM	7,674	20,346	45,351	13,955
TNMP
2015
Operating revenues	$70,928	$77,437	$83,996	$75,526
Operating income	17,931	24,729	27,667	19,706
Net earnings	7,694	11,865	13,689	8,715
2014
Operating revenues	$66,161	$70,456	$78,958	$72,364
Operating income	17,262	21,265	25,873	21,188
Net earnings	6,803	9,534	12,355	9,115

(1) Includes an expense of $165.7 million related to the BART determination for SJGS discussed in Note 16.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
PNM Resources, Inc.:
Under date of February 26, 2016, we reported on the consolidated balance sheets of PNM Resources, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of earnings, consolidated statements of comprehensive income, consolidated statements of changes in equity, and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed within Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Albuquerque, New Mexico
February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Public Service Company of New Mexico:
Under date of February 26, 2016, we reported on the consolidated balance sheets of Public Service Company of New Mexico and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of earnings (loss), consolidated statements of comprehensive income (loss), consolidated statements of changes in equity, and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed within Item 15. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Albuquerque, New Mexico
February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
Texas-New Mexico Power Company:
Under date of February 26, 2016, we reported on the consolidated balance sheets of Texas-New Mexico Power Company and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of earnings, consolidated statements of comprehensive income, consolidated statements of changes in equity, and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed within Item 15. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Albuquerque, New Mexico
February 26, 2016

SCHEDULE I
PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF EARNINGS

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Operating Revenues	$—	$—	$—
Operating Expenses	1,221	650	941
Operating income (loss)	(1,221)	(650)	(941)
Other Income and Deductions:
Equity in earnings of subsidiaries	27,352	124,543	116,634
Other income	747	622	769
Other deductions	(8,275)	(13,650)	(22,825)
Net other income (deductions)	19,824	111,515	94,578
Earnings Before Income Taxes	18,603	110,865	93,637
Income Tax Expense (Benefit)	2,963	(5,389)	(6,870)
Net Earnings	$15,640	$116,254	$100,507

SCHEDULE I
PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$15,640	$116,254	$100,507
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	509	680	4,192
Deferred income tax expense	(79,526)	(69,442)	(51,820)
Equity in (earnings) of subsidiaries	(27,352)	(124,543)	(116,634)
Loss on reacquired debt	—	—	3,253
Stock based compensation expense	4,863	5,931	5,320
Changes in certain assets and liabilities:
Other current assets	7,664	22,955	28,460
Other assets	69,443	51,644	46,558
Accounts payable	370	(88)	620
Accrued interest and taxes	4,823	(7,683)	(9,266)
Other current liabilities	—	(1,668)	(146)
Other liabilities	4,941	28,704	(27,756)
Net cash flows from operating activities	1,375	22,744	(16,712)
Cash Flows From Investing Activities:
Utility plant additions	368	(474)	(960)
Investments in subsidiaries	(175,000)	—	(13,800)
Cash dividends from subsidiaries	127,688	46,599	158,772
Net cash flows from investing activities	(46,944)	46,125	144,012
Cash Flows From Financing Activities:
Short-term loan	50,000	—	—
Short-term borrowings (repayments), net	41,000	600	(37,600)
Long-term borrowings	150,000	—	—
Repayment of long-term debt	(118,766)	—	(29,468)
Proceeds from stock option exercise	5,619	6,999	4,618
Purchases to satisfy awards of common stock	(17,720)	(17,319)	(13,807)
Dividends paid	(63,723)	(58,940)	(50,980)
Other, net	(782)	81	—
Net cash flows from financing activities	45,628	(68,579)	(127,237)
Change in Cash and Cash Equivalents	59	290	63
Cash and Cash Equivalents at Beginning of Period	382	92	29
Cash and Cash Equivalents at End of Period	$441	$382	$92
Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$7,559	$12,152	$14,510
Income taxes paid (refunded), net	$(730)	$(2,014)	$22,378

SCHEDULE I
PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands)
Assets
Cash and cash equivalents	$441	$382
Intercompany receivables	102,676	107,619
Income taxes receivable	—	29
Other, net	524	548
Total current assets	103,641	108,578
Property, plant and equipment, net of accumulated depreciation of $11,276 and $10,251	26,707	27,076
Investment in subsidiaries	1,822,593	1,757,650
Other long-term assets	81,168	78,347
Total long-term assets	1,930,468	1,863,073
	$2,034,109	$1,971,651
Liabilities and Stockholders’ Equity
Short-term debt	$191,600	$100,600
Short-term debt-affiliate	8,819	8,819
Current maturities of long-term debt	—	118,607
Accrued interest and taxes	7,780	2,816
Other current liabilities	18,282	16,320
Total current liabilities	226,481	247,162
Long-term debt	149,860	—
Other long-term liabilities	2,955	2,943
Total liabilities	379,296	250,105
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 79,653,624 shares)	1,166,465	1,173,845
Accumulated other comprehensive income (loss), net of tax	(71,432)	(61,755)
Retained earnings	559,780	609,456
Total common stockholders’ equity	1,654,813	1,721,546
	$2,034,109	$1,971,651

See Notes 6, 7, 14, and 16 for information regarding commitments, contingencies, and maturities of long-term debt.

See Notes 6 and 11 regarding reclassifications of December 31, 2014 balances related to the adoption of new accounting standards during 2015.

SCHEDULE II
PNM RESOURCES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs and other	Balance at end of year
		(In thousands)
Allowance for doubtful accounts, year ended December 31:
2013	$1,751	$2,849	$—	$3,177	$1,423
2014	$1,423	$3,267	$—	$3,224	$1,466
2015	$1,466	$3,358	$—	$3,427	$1,397

SCHEDULE II
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs	Balance at end of year
		(In thousands)
Allowance for doubtful accounts, year ended December 31:
2013	$1,751	$2,864	$—	$3,192	$1,423
2014	$1,423	$3,275	$—	$3,232	$1,466
2015	$1,466	$3,344	$—	$3,413	$1,397

SCHEDULE II
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs	Balance at end of year
		(In thousands)
Allowance for doubtful accounts, year ended December 31:
2013	$—	$(15)	$—	$(15)	$—
2014	$—	$(8)	$—	$(8)	$—
2015	$—	$14	$—	$14	$—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

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
“Management’s Annual Report on Internal Control Over Financial Reporting” appears on page B-2. This report is incorporated by reference herein. PNMR’s internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, as an independent registered public accounting firm, as stated in their report which is included herein.
(c) Changes in internal controls.
There have been no changes in PNMR’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, PNMR’s internal control over financial reporting.
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

(c) Changes in internal controls.

There have been no changes in PNM’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, PNM’s internal control over financial reporting.

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

(c) Changes in internal controls.

There have been no changes in TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, TNMP’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Reference is hereby made to “Proposal 1: Elect Nine Directors” in PNMR’s Proxy Statement relating to the annual meeting of stockholders to be held on May 17, 2016 (the “2016 Proxy Statement”), to PART I, SUPPLEMENTAL ITEM – “EXECUTIVE OFFICERS OF THE COMPANY” in this Form 10-K, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Code of Ethics,” and “Board Committees and Their Functions” – “Audit and Ethics Committee” in the 2016 Proxy Statement. The Company intends to satisfy the disclosure requirements of Form 8-K relating to amendments to the Company’s code of ethics applicable to its senior executive and financial officers by posting such information on its Internet website. Information about the Company’s website is included under Part I, Item 1 – “Websites.”
PNMR’s common stock is listed on the New York Stock Exchange. As a result, PNMR’s Chief Executive Officer is required to make an annual certification to the New York Stock Exchange stating that she was not aware of any violations by PNMR of the New York Stock Exchange corporate governance listing standards. PNMR’s Chief Executive Officer made the most recent certification to the New York Stock Exchange on June 10, 2015.

ITEM 11.	EXECUTIVE COMPENSATION
Reference is hereby made to “Executive Compensation”, and all subheadings thereunder from “Compensation Discussion and Analysis” to “Change in Control, Termination, Retirement, or Impaction”, “Director Compensation,” and “Board Committees and Their Functions – Compensation and Human Resources Committee – Interlocks and Insider Participation” in the 2016 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Reference is hereby made to “Ownership of Our Common Stock – Five Percent Shareholders” and “ – Executive Officers and Directors” and “Equity Compensation Plan Information” in the 2016 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Reference is hereby made to “Information About Our Corporate Governance – Related Person Transaction Policy” and “ – Director Independence” in the 2016 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Reference is hereby made to “Audit and Ethics Committee Report” and “Independent Auditor Fees” in the 2016 Proxy Statement. Independent auditor fees for PNM and TNMP are reported in the 2016 Proxy Statement for PNMR. All such fees are fees of PNMR. PNMR charges a management fee to PNM and TNMP that includes an allocation of independent auditor fees.

C- 2

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) - 1.	See Index to Financial Statements under Part II, Item 8.

(a) - 2.	Financial Statement Schedules for the years 2015, 2014, and 2013 are omitted for the reason that they are not required or the information is otherwise supplied under Part II, Item 8.

(a) - 3-A.	Exhibits Filed:

Exhibit No		Description

10.1	TNMP	First Amendment to Second Amended and Restated Credit Agreement, dated as of October 30, 2015, among TNMP, the lenders party thereto and Keybank National Association, as administrative agent

12.1	PNMR	Ratio of Earnings to Fixed Charges

12.2	PNM	Ratio of Earnings to Fixed Charges

12.3	TNMP	Ratio of Earnings to Fixed Charges

21	PNMR	Certain subsidiaries of PNM Resources, Inc.

23.1	PNMR	Consent of KPMG LLP for PNM Resources, Inc.

23.2	PNM	Consent of KPMG LLP for Public Service Company of New Mexico

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNM	Chief Financial Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	TNMP	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	PNMR	XBRL Instance Document

101.SCH	PNMR	XBRL Taxonomy Extension Schema Document

101.CAL	PNMR	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	PNMR	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	PNMR	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	PNMR	XBRL Taxonomy Extension Presentation Linkbase Document

(a) -3- B.	Exhibits Incorporated By Reference:
The documents listed below are being filed (as shown above) or have been previously filed on behalf of PNM Resources, PNM or TNMP and are incorporated by reference to the filings set forth below pursuant to Exchange Act Rule 12b-32 and Regulation S-K section 10, paragraph (d).

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:

Articles of Incorporation and By-laws
3.1	Articles of Incorporation of PNM Resources, as amended to date (Certificate of Amendment dated October 27, 2008 and Restated Articles of Incorporation dated August 3, 2006)	3.1 to the Company’s Current Report on Form 8-K filed November 21, 2008	1-32462 PNMR

3.2	Restated Articles of Incorporation of PNM, as amended through May 31, 2002	3.1.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	1-6986 PNM

3.3	Articles of Incorporation of TNMP, as amended through July 7, 2005	3.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	2-97230 TNMP

3.4	Bylaws of PNM Resources, Inc. with all amendments to and including February 26, 2015	3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014	1-32462 PNMR

3.5	Bylaws of PNM with all amendments to and including May 31, 2002	3.1.2 to the Company’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002	1-6986 PNM

3.6	Bylaws of TNMP with all amendments to and including June 18, 2013	3.6 to TNMP’s Current Report on Form 8-K filed June 20, 2013	2-97230 TNMP

Indentures‡
PNMR
4.1	Indenture, dated as of March 15, 2005, between PNMR and JPMorgan Chase Bank, N.A., as Trustee	10.2 to PNMR’s Current Report on Form 8-K filed March 31, 2005	1-32462 PNMR

4.2	Supplemental Indenture No. 1, dated as of March 30, 2005, between the Company and JPMorgan Chase Bank, N.A. as Trustee, with Form of Senior Note included as Exhibit A thereto	10.3 to PNMR’s Current Report on Form 8-K filed March 31, 2005	333-32170 PNMR

4.3	Supplemental Indenture No. 2, dated as of May 16, 2008 between PNMR and The Bank of New York Trust Company, N.A. (successor to JPMorgan Chase Bank, N.A.), as trustee	4.3 to PNMR’s Current Report on Form 8-K filed May 21, 2008	1-32462 PNMR

4.4	Agreement of Resignation, Appointment and Acceptance, effective as of June 1, 2011, among PNMR, The Bank of New York Mellon Trust Company, N.A. and Union Bank, N.A. (for March 15, 2005 PNMR Indenture)	4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011	1-32462 PNMR

PNM
4.5	Indenture (for Senior Notes), dated as of March 11, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.6	First Supplemental Indenture, dated as of March 11, 1998, supplemental to Indenture dated as of March 11, 1998, Between PNM and The Chase Manhattan Bank, as Trustee	4.5 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.7	Second Supplemental Indenture, dated as of March 11, 1998, supplemental to Indenture dated as of March 11, 1998, Between PNM and The Chase Manhattan Bank, as Trustee	4.6 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.8	Third Supplemental Indenture, dated as of October 1, 1999, supplemental to Indenture dated as of March 11, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.6.1 to PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999	1-6986 PNM

4.9	Fourth Supplemental Indenture, dated as of May 1, 2003, supplemental to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee	4.6.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

4.10	Fifth Supplemental Indenture, dated as of May 1, 2003, supplemental to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank, as Trustee	4.6.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

4.11	Sixth Supplemental Indenture, dated as of May 1, 2003, supplemental to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank, as Trustee	4.6.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

4.12
Seventh Supplemental Indenture, dated as of June 1, 2007, supplemental to Indenture dated as of March 11, 1998, between PNM and The Bank of New York Trust Company, N.A. (successor to JPMorgan Chase Bank), as Trustee
		4.23 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	1-6986 PNM

4.13
Eighth Supplemental Indenture, dated as of June 1, 2010, supplemental to Indenture dated as of March 11, 1998, between PNM and The Bank of New York Mellon Trust Company (successor to JPMorgan Chase Bank), as Trustee
		10.1 to PNM’s Current Report on Form 8-K/A filed July 29, 2010	1-6986 PNM

4.14
Ninth Supplemental Indenture, dated as of June 1, 2010, supplemental to Indenture dated as of March 11, 1998, between PNM and The Bank of New York Mellon Trust Company (successor to JPMorgan Chase Bank), as Trustee
		10.2 to PNM’s Current Report on Form 8-K/A filed July 29, 2010	1-6986 PNM

4.15	Agreement of Resignation, Appointment and Acceptance effective as of May 1, 2011, among PNM, The Bank of New York Mellon Trust Company, N.A. and Union Bank, N.A. (for March 11, 1998 PNM Indenture)	4.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-6986 PNM

4.16
Tenth Supplemental Indenture, dated as of September 1, 2012, supplemental to Indenture dated as of March 11, 1998, between PNM and Union Bank, N.A.(ultimate successor as trustee to The Chase Manhattan Bank), as Trustee
		4.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012	1-6986 PNM

4.17	Indenture (for Senior Notes), dated as of August 1, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.1 to PNM’s Registration Statement No. 333-53367	333-53367 PNM

4.18	First Supplemental Indenture, dated August 1, 1998, supplemental to Indenture, dated as of August 1, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.3 to PNM’s Current Report on Form 8-K Dated August 7, 1998	1-6986 PNM

4.19	Second Supplemental Indenture, dated September 1, 2003, supplemental to Indenture, dated as of August 1, 1998, between PNM and JPMorgan Chase Bank (formerly, The Chase Manhattan Bank), as Trustee	4.7.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003	1-6986 PNM

4.20	Third Supplemental Indenture, dated as of May 13, 2008, supplemental to Indenture dated as of August 1, 1998, between PNM and The Bank of New York Trust Company, N.A. as Trustee	4.1 to PNM’s Current Report on Form 8-K filed May 15, 2008	1-6986 PNM

4.21	Agreement of Resignation, Appointment and Acceptance, effective as of June 1, 2011, among PNM, The Bank of New York Mellon Trust Company and Union Bank, N.A. (for August 1, 1998 PNM Indenture)	4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011	1-6986 PNM

4.22
Fourth Supplemental Indenture, dated as of October 12, 2011, supplemental to Indenture dated as of August 1, 1998, between PNM and Union Bank, N.A. (ultimate successor as trustee to The Chase Manhattan Bank), as Trustee
		4.1 to PNM’s Current Report on Form 8-K filed October 12, 2011	1-6986 PNM

4.23	Fifth Supplemental Indenture, dated as of August 11, 2015, supplemental to the Indenture dated as of August 1, 1998, between PNM and MUFG Union Bank, N.A., as Trustee	4.2 to PNM’s Current Report on Form 8-K filed August 11, 2015	1-6986 PNM

TNMP
4.24	First Mortgage Indenture dated as of March 23, 2009 between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee	4.1 to TNMP’s Current Report on Form 8-K filed March 27, 2009	2-97230 TNMP

4.25	First Supplemental Indenture dated as of March 23, 2009 between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee	4.2 to TNMP’s Current Report on Form 8-K filed March 27, 2009	2-97230 TNMP

4.26	Second Supplemental Indenture dated as of March 25, 2009 between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee	4.3 to TNMP’s Current Report on Form 8-K filed March 27, 2009	2-97230 TNMP

4.27	Third Supplemental Indenture dated as of April 30, 2009 between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee	4.1 to TNMP’s Current Report on Form 8-K filed May 6, 2009	2-97230 TNMP

4.28	First Amendment dated as of December 16, 2010 between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee to The Third Supplemental Indenture dated as of April 30, 2009	4.1 to TNMP’s Current Report on Form 8-K filed December 17, 2010	2-97230 TNMP

4.29	Agreement of Resignation, Appointment and Acceptance, effective as of June 1, 2011, among TNMP, The Bank of New York Mellon Trust Company, N.A. and Union Bank, N.A. (for March 23, 2009 TNMP Indenture)	4.4 to TNMP’s Quarterly Report Form 10-Q for the quarter ended June 30, 2011	2-97230 TNMP

4.30	Fourth Supplemental Indenture dated as of September 30, 2011 between TNMP and Union Bank, N.A., as Trustee	4.1 to TNMP’s Current Report on Form 8-K filed October 6, 2011	2-97230 TNMP

4.31	Fifth Supplemental Indenture dated as of April 3, 2013 between TNMP and Union Bank, N.A., as Trustee	4.1 to TNMP’s Current Report on Form 8-K filed April 3, 2013	2-97230 TNMP

4.32	Sixth Supplemental Indenture dated as of June 27, 2014 between TNMP and Union Bank, N.A., as Trustee	4.1 to TNMP’s Current Report on Form 8-K filed June 27, 2014	2-97230 TNMP

4.33	Seventh Supplemental Indenture dated as of February 10, 2016 between TNMP and MUFG Union Bank, N.A., as Trustee	4.1 to TNMP’s Current Report on Form 8-K filed February 10, 2016	2-97230 TNMP

Material Contracts
10.2
Credit Agreement, dated as of October 31, 2011, among PNM Resources, Inc., the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent and Union Bank, N.A., as syndication agent
		10.1 to the Company’s Current Report on Form 8-K filed October 31, 2011	1-32462 PNMR

10.3	First Amendment to Credit Agreement dated January 18, 2012 among PNMR, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent	10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011	1-32462 PNMR

10.4	Second Amendment to Credit Agreement dated October 31, 2013 among PNMR, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent	10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013	1-32462 PNMR

10.5	Third Amendment to Credit Agreement dated December 17, 2014 among PNMR, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent	10.1 to the Company’s Current Report on Form 8-K filed December 17, 2014	1-32462 PNMR

10.6	Fourth Amendment to Credit Agreement dated September 9, 2015 among PNMR, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent	10.6 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015	1-32462 PNMR

10.7	Third Amended and Restated Term Loan Agreement dated as of December 21, 2015 among PNMR, the lenders identified therein and JPMorgan Chase Bank, N.A., as administrative agent	10.1 to PNMR’s Current Report on Form 8-K filed December 21, 2015	1-32462 PNMR

10.8	Term Loan Agreement, dated as of March 9, 2015, among PNMR, the lenders identified therein and Wells Fargo Bank, National Association, as administrative agent	10.1 to PNMR’s Current Report on Form 8-K filed March 9, 2015	1-32462 PNMR

10.9	First Amendment to Term Loan Agreement dated September 9, 2015 among PNMR, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent	10.7 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015	1-32462 PNMR

10.10	Credit Agreement, dated as of October 31, 2011, among PNM, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent and Union Bank, N.A., as Syndication Agent	10.2 to PNM’s Current Report on Form 8-K filed October 31, 2011	1-6986 PNM

10.11	First Amendment to Credit Agreement dated January 18, 2012 among PNM, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent	10.2 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2011	1-6986 PNM

10.12	Second Amendment to Credit Agreement executed December 17, 2014 and fully effective as of January 22, 2015	10.2 to the Company’s Current Report on Form 8-K filed December 17, 2014	1-6986 PNM

10.13
Credit Agreement, dated as of January 8, 2014, among PNM, the lenders identified therein, and U.S. Bank National Association, as Administrative Agent and BOKF, N.A. d/b/a Bank of Albuquerque, as Syndication Agent
		10.1 to PNM’s Current Report on Form 8-K filed January 8, 2014	1-6986 PNM

10.14	Term Loan Agreement dated March 5, 2014 among PNM, the lenders identified therein and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent (repaid on August 12, 2015)	10.01 to PNM’s Current Report on Form 8-K filed March 5, 2014	1-6986 PNM

10.15	Term Loan Agreement dated as of December 22, 2014 between PNM and JPMorgan Chase Bank, as lender and administrative agent	10.2 to PNM’s Current Report on Form 8-K filed December 22, 2014	1-6987 PNM

10.16	Second Amended and Restated Credit Agreement, dated as of September 18, 2013, among TNMP, the lenders identified therein and Key Bank National Association, as administrative agent	10.1 to TNMP’s Current Report on Form 8-K filed September 18, 2013	2-97230 TNMP

10.17	First Amendment to Second Amended and Restated Credit Agreement, dated as of October 30, 2015, among TNMP, the lenders party thereto and Keybank National Association, as administrative agent	10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015	2-97230 TNMP

10.18	Bond Purchase Agreement dated December 9, 2013 between TNMP and the purchasers named therein (for $80,000,000 4.03% First Mortgage Bonds, due 2024, Series 2014A)	10.1 to TNMP’s Current Report on Form 8-K filed December 10, 2013	2-97230 TNMP

10.19	Bond Purchase Agreement dated December 17, 2015 between TNMP and the purchasers named therein (for $60,000,000 3.53% First Mortgage Bonds, due 2026, Series 2016A)	10.1 to TNMP’s Current Report on Form 8-K filed December 21, 2015	2-97230 TNMP

10.20**	PNM Resources, Inc. 2014 Performance Equity Plan dated May 15, 2014	4.3 to PNMR’s Form S-8 Registration Statement filed May 15, 2014	333-195974 PNMR

10.21**	First Amendment to PNM Resources, Inc. 2014 Performance Equity Plan	99.1 to PNMR’s Current Report on Form 8-K filed December 15, 2015	1-32462 PNMR

10.22**	PNM Resources, Inc. Second Amended and Restated Omnibus Performance Equity Plan dated May 19, 2009	4.1 to PNM Resources’ Form S-8 Registration Statement filed May 20, 2009	333-159361 PNMR

10.23**	Amendment dated May 17, 2011 to PNMR’s Second Amended and Restated Omnibus Performance Equity Plan	10.1 to PNMR’s Current Report Form 8-K filed May 20, 2011	1-32462 PNMR

10.24**	Second Amendment executed March 28, 2012 to the PNMR Second Amended and Restated Omnibus Performance Equity Plan	10.6 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012	1-32462 PNMR

10.25**	Third Amendment (approved by PNMR shareholders on May 15, 2012) to the PNMR Second Amended and Restated Omnibus Performance Equity Plan	10.1 to PNMR’s Current Report on Form 8-K filed May 17, 2012	1-32462 PNMR

10.26**	PNM Resources, Inc. 2014 Officer Annual Incentive Plan dated March 20, 2014	10.1 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014	1-32462 PNMR

10.27**	PNM Resources, Inc. 2015 Officer Annual Incentive Plan dated March 20, 2015	10.1 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015	1-32462 PNMR

10.28**	PNM Resources, Inc. 2014 Long-Term Incentive Plan dated March 20, 2014	10.2 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014	1-32462 PNMR

10.29**	PNM Resources, Inc. 2013 Long-Term Incentive Plan dated March 29, 2013	10.2 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013	1-32462 PNMR

10.30**	PNM Resources, Inc. 2015 Long-Term Incentive Plan dated March 20, 2015	10.2 to the Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2015	1-32462 PNMR

10.31**	Acknowledgment Form for officer performance share awards granted under Second Amended Restated Omnibus Performance Equity Plan dated May 19, 2009, as amended	10.4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014	1-32462 PNMR

10.32**	Form of Stock Option Award Agreement for non-qualified stock options granted under performance equity plan in 2010	10.3 to PNMR’s Current Report on Form 8-K filed May 26, 2009	1-32462 PNMR

10.33**	Form of the award agreement for non- qualified stock options granted under performance equity plan in 2007-2009	10.2 to the Company’s Current Report on Form 8-K filed February 16, 2007	1-32462 PNMR

10.34**	Acknowledgement Forms for restricted stock rights awards granted under the Second Amended and Restated Omnibus Performance Equity Plan dated May 19, 2009, as amended	10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013	1-32462 PNMR

10.35**	Special Performance-Based Retention Award Agreement between PNMR and Patricia K. Collawn dated March 29, 2012	10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012	1-32462 PNMR

10.36**	Employee Retention Agreement executed December 9, 2014 between PNMR and Charles N. Eldred	10.2 to PNMR’s Annual Report on For 10-K for the year ended December 31, 2014	1-32462 PNMR

10.37**	Employee Retention Agreement executed March 4, 2015 between PNMR and Patricia K. Collawn	10.03 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015	1-32462 PNMR

10.38**	Acknowledgement Form for officer restricted stock rights and awards granted under the PNM Resources, Inc. 2014 Performance Equity Plan dated May 15, 2014	10.4 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2014	1-32462 PNMR

10.39**	2015 Director Compensation Summary (2016 annual retainer is the same as the 2015 annual retainer)	10.1.1 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2014	1-32462 PNMR

10.40**	Acknowledgement Forms for restricted stock rights and stock option awards granted to directors under the Second Amended and Restated Omnibus Performance Equity Plan dated May 19, 2009, as amended	10.3 to the Company’s Current Report on Form 8-K filed March 1, 2011	1-32462 PNMR

10.41**	Acknowledgment Form with attached Terms and Conditions for restricted stock rights awards granted to directors under the PNM Resources, Inc. 2014 Performance Equity Plan dated May 15, 2014	10.4.3 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2014	1-32462 PNMR

10.42**	PNM Resources, Inc. Executive Spending Account Plan (amended and restated effective January 1, 2011)	10.4 to the Company’s Current Report on Form 8-K filed March 1, 2011	1-32462 PNMR

10.43**	PNM Resources, Inc. Executive Savings Plan II (amended and restated effective January 1, 2015)	10.1.2 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2014	1-32462 PNMR

10.44**	Summary of Executive Time Off Policy Effective January 1, 2006	10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	1-32462 PNMR

10.45**	Amendment to Corporate Policy Absence from Work Policy 125 executed December 16, 2011	10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011	1-32462 PNMR

10.46**	PNM Resources, Inc. Annual Executive Physical Exam Program Wraparound Plan Document effective as of January 1, 2014	10.7 to PNMR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013	1-32462 PNMR

10.47**	PNM Resources, Inc. Non-Union Severance Pay Plan effective August 1, 2007 (amended and restated)	10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 PNMR

10.48**	First Amendment to the PNM Resources Non-Union Severance Pay Plan executed November 20, 2008	10.3 to PNMR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.49**	Second Amendment (executed March 27, 2012) to PNMR Non-Union Severance Pay Plan	10.8 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012	1-32462 PNMR

10.50**	PNM Resources, Inc. Officer Retention Plan executed March 28, 2012 as amended and restated effective as of January 1, 2012	10.7 to the Company’s Quarterly Report in Form 10-Q for the quarter ended March 31, 2012	1-32462 PNMR

10.51**	PNM Resources, Inc. Director Retainer Plan, dated December 31, 2001	4.3 to PNM Resources, Inc. Post-Effective Amendment No. 1 to Form S-8 Registration Statement filed December 31, 2001	333-03289 PNMR

10.52**	First Amendment dated February 17, 2003 to PNM Resources, Inc. Director Retainer Plan	10.40.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003	333-32170 PNMR

10.53**	PNM Resources Officer Life Insurance Plan dated April 28, 2004	10.24.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004	333-32170 PNMR

10.54**	First Amendment to PNM Resources Officer Life Insurance Plan dated December 16, 2004	10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.	333-32170 PNMR

10.55**	Second Amendment to PNM Resources Officer Life Insurance Plan executed April 15, 2007	10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 PNMR

10.56**	Third Amendment to the PNMR Officer Life Insurance Plan effective January 1, 2009	10.10 to PNMR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.57**	Fourth Amendment to the PNMR Officer Life Insurance Plan effective January 1, 2009	10.15 to PNMR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.58**	Fifth Amendment to the PNM Resources, Inc. Officer Life Insurance Plan executed December 16, 2011	10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011	1-32462 PNMR

10.59**	Executive Long Term Disability Plan effective January 1, 2003	10.88 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002	333-32170 PNMR

10.60	Supplemental Indenture of Lease dated as of July 19, 1966 between PNM and other participants in the Four Corners Project and the Navajo Indian Tribal Council	4-D to PNM’s Registration Statement No. 2-26116	2-26116 PNM

10.61
Amendment and Supplement No. 1 to Supplemental and Additional Indenture of Lease dated April 25, 1985 between the Navajo Tribe of Indians and Arizona Public Service Company, El Paso Electric Company, Public Service Company of New Mexico, Salt River Project Agricultural Improvement and Power District, Southern California Edison Company, and Tucson Electric Power Company (refiled)
		10.1.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1995	1-6986 PNM

10.62	Amendment and Supplement No. 2 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011	10.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-6986 PNM

10.63	Amendment and Supplement No. 3 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011	10.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-6986 PNM

10.64	Water Supply Agreement between the Jicarilla Apache Tribe and Public Service Company of New Mexico, dated July 20, 2000	10.5 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001	1-6986 PNM

10.65
Arizona Nuclear Power Project Participation Agreement among PNM and Arizona Public Service Company, Salt River Project Agricultural Improvement and Power District, Tucson Gas & Electric Company and El Paso Electric Company, dated August 23, 1973
		5-T to PNM’s Registration Statement No. 2-50338	2-50338 PNM

10.66	Amendments No. 1 through No. 6 to Arizona Nuclear Power Project Participation Agreement	10.8.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1991	1-6986 PNM

10.67	Amendment No. 7 effective April 1, 1982, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.2 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1991	1-6986 PNM

10.68	Amendment No. 8 effective September 12, 1983, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.58 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.69	Amendment No. 9 to Arizona Nuclear Power Project Participation Agreement dated as of June 12, 1984 (refiled)	10.8.4 to PNM’s Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1994	1-6986 PNM

10.70	Amendment No. 10 dated as of November 21, 1985 and Amendment No. 11 dated as of June 13, 1986 and effective January 10, 1987 to Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.5 to PNM’s Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1995	1-6986 PNM

10.71	Amendment No. 12 to Arizona Nuclear Power Project Participation Agreement dated June 14, 1988, and effective August 5, 1988	19.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990	1-6986 PNM

10.72	Amendment No. 13 to the Arizona Nuclear Power Project Participation Agreement dated April 4, 1990, and effective June 15, 1991	10.8.10 to PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990	1-6986 PNM

10.73	Amendment No. 14 to the Arizona Nuclear Power Project Participation Agreement effective June 20, 2000	10.8.9 to PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000	1-6986 PNM

10.74	Amendment No. 15 to the Arizona Nuclear Power Project Participation Agreement dated November 29, 2010 and effective January 13, 2011	10.1 to PNM’s Current Report on Form 8-K filed March 1, 2011	1-6986 PNM

10.75	Amendment No. 16, effective as of April 28, 2014, to the Arizona Nuclear Power Project Participation Agreement	10.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014	1-6986 PNM

10.76	Coal Supply Agreement dated July 1, 2015 between Westmoreland Coal Company and PNM	10.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015	1-6986 PNM

10.77	Underground Coal Sales Agreement Termination and Mutual Release Agreement dated July 1, 2015 among San Juan Coal Company, BHP Billiton New Mexico Coal, Inc., PNM and Tucson Electric Power Company	10.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015	1-6986 PNM

10.78
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
		10.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015	1-6986 PNM

10.79
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
		10.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015	1-6986 PNM

10.80
Exit Date Amendment Amending and Restating the Amended and Restated San Juan Project Participation Agreement made as of July 31, 2015 among PNM, Tucson Electric Power Company, The City of Farmington, New Mexico, The Incorporated County of Los Alamos, New Mexico, Utah Associated Municipal Power Systems, and PNMR Development and Management Corporation
		10.5 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015	1-6986 PNM

10.81
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
		10.2 to PNM’s Quarter Report on Form 10-Q for the quarter ended September 30, 2014	1-6986 PNM

10.82	Participation Agreement among PNM, Tucson Electric Power Company and certain financial institutions relating to the San Juan Coal Trust dated as of December 31, 1981 (refiled)	10.14 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1992	1-6986 PNM

10.83
Participation Agreement dated as of June 30, 1983 among Security Trust Company, as Trustee, PNM, Tucson Electric Power Company and certain financial institutions relating to the San Juan Coal Trust (refiled)
		10.61 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.84
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
		10.119 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2006	1-6986 PNM

10.85*	Facility Lease dated as of December 16, 1985 between The First National Bank of Boston, as Owner Trustee, and PNM (Unit 1 transaction) together with Amendments No. 1, 2 and 3 thereto (refiled)	10.18 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1995	1-6986 PNM

10.86	Facility Lease dated as of July 31, 1986, between the First National Bank of Boston, as Owner Trustee, and PNM (Unit 1 transaction) together with Amendments No. 1, 2 and 3 thereto (refiled)	10.19 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.87	Facility Lease dated as of December 15, 1986, between The First National Bank of Boston, as Owner Trustee, and PNM (Unit 1 Transaction) together with Amendment No. 1 thereto (refiled)	10.21 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.88*
Amendment No. 4 dated as of December 11, 2013 to Facility Lease dated as of December 16, 1985 as heretofore amended, between U.S. Bank National Association (ultimate successor to The First National Bank of Boston), as Owner Trustee, and PNM (Unit 1 transaction)
		10.3 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 2013	1-6986 PNM

10.89	Facility Lease dated as of December 15, 1986, between The First National Bank of Boston, as Owner Trustee, and PNM (Unit 2 Transaction) together with Amendment No. 1 thereto (refiled)	10.22 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.90
Amendment No. 2 dated as of March 18, 2014, to the Facility Lease dated December 15, 1986, as heretofore amended, between U.S. Bank National Association, not in its individual capacity, but solely as Owner Trustee under a Trust Agreement, dated as of December 15, 1986, with PV2-PNM December 35 Corporation, Lessor, and PNM, Lessee
		10.1 to PNM’s Current Report on Form 8-K filed March 18, 2014	1-6986 PNM

10.91	Sale Agreement (PVNGS Unit 2 Lease) dated as of September 18, 2015, between PNM and CGI Capital, Inc.	10.1 to PNM’s Current Report on Form 8-K filed September 22, 2015	1-6986 PNM

10.92	Sale Agreement 136 (PVNGS Unit 2 Lease) dated as of November 20, 2015, between PNM and Cypress Verde LLC	10.1 to PNM’s Current Report on Form 8-K filed November 23, 2015	1-6986 PNM

10.93	Sale Agreement 113 (PVNGS Unit 2 Lease) dated as of November 20, 2015, between PNM and Cypress Second PV Partnership	10.2 to PNM’s Current Report on Form 8-K filed November 23, 2015	1-6986 PNM

10.94	Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station dated March 15, 1996, between PNM and Mellon Bank, N.A.	10.68 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996	1-6986 PNM

10.95	Amendment Number One to the Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station dated January 27, 1997, between PNM and Mellon Bank, N.A.	10.68.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1997	1-6986 PNM

10.96	Amendment Number Two to the Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station between PNM and Mellon Bank, N.A.	10.68.2 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 2003	1-6986 PNM

10.97	Stipulation in the matter of PNM’s transition plan Utility Case No. 3137, dated October 10, 2002 as amended by Amendment to Stipulated Agreement dated October 18, 2002	10.86 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002	1-6986 PNM

10.98	Stipulation dated February 28, 2005 in NMPRC Case No. 04-00315-UT regarding the application of PNM Resources and TNMP for approval of the TNP acquisition	10.134 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005	1-32462 PNMR/ TNMP

10.99	Consent Decree entered into by PNM on March 9, 2005 relating to the citizen suit under the Clean Air Act and the excess emissions report matter for SJGS	10.135 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005	1-6986 PNM

Subsidiaries
21	Certain subsidiaries of PNM Resources	21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015	1-32462 PNMR

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

99.3
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
99.4
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

99.5
Agreement for the Sale and Purchase of Wastewater Effluent, dated November 13, 2000, among the City of Tolleson, Arizona Public Service Company and Salt River Project Agricultural Improvement and Power District
	99.19 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 2013	1-6986 PNM

99.6
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

PNM RESOURCES, INC.
(Registrant)

Date:	February 26, 2016	By	/s/ P. K. Collawn
P. K. Collawn
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ P. K. Collawn	Principal Executive Officer and Director	February 26, 2016
P. K. Collawn
Chairman, President, and
Chief Executive Officer

/s/ C. N. Eldred	Principal Financial Officer	February 26, 2016
C. N. Eldred
Executive Vice President and
Chief Financial Officer

/s/ J. D. Tarry	Principal Accounting Officer	February 26, 2016
J. D. Tarry
Vice President, Corporate Controller, and
Chief Information Officer

/s/ A. E. Archuleta	Director	February 26, 2016
A. E. Archuleta

/s/ E. R. Conley	Director	February 26, 2016
E. R. Conley

/s/ A. J. Fohrer	Director	February 26, 2016
A. J. Fohrer

/s/ S. M. Gutierrez	Director	February 26, 2016
S. M. Gutierrez

/s/ M. T. Mullarkey	Director	February 26, 2016
M. T. Mullarkey

/s/ R. R. Nordhaus	Director	February 26, 2016
R. R. Nordhaus

/s/ D. K. Schwanz	Director	February 26, 2016
D. K. Schwanz

/s/ B. W. Wilkinson	Director	February 26, 2016
B. W. Wilkinson

E-1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW MEXICO
(Registrant)

Date:	February 26, 2016	By	/s/ P. K. Collawn
P. K. Collawn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ P. K. Collawn	Principal Executive Officer and Chairman of the Board	February 26, 2016
P. K. Collawn
President and
Chief Executive Officer

/s/ C. N. Eldred	Principal Financial Officer and Director	February 26, 2016
C. N. Eldred
Executive Vice President and
Chief Financial Officer

/s/ J. D. Tarry	Principal Accounting Officer	February 26, 2016
J. D. Tarry
Vice President, Corporate Controller, and
Chief Information Officer

/s/ R. N. Darnell	Director	February 26, 2016
R. N. Darnell

/s/ R. E. Talbot	Director	February 26, 2016
R. E. Talbot

E-2

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS-NEW MEXICO POWER COMPANY
(Registrant)

Date:	February 26, 2016	By	/s/ P. K. Collawn
P. K. Collawn
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ P. K. Collawn	Principal Executive Officer and Chairman of the Board	February 26, 2016
P. K. Collawn
Chief Executive Officer

/s/ C. N. Eldred	Principal Financial Officer and Director	February 26, 2016
C. N. Eldred
Executive Vice President and
Chief Financial Officer

/s/ J. D. Tarry	Principal Accounting Officer	February 26, 2016
J. D. Tarry
Vice President and
Controller

/s/ R. N. Darnell	Director	February 26, 2016
R. N. Darnell

/s/ R. E. Talbot	Director	February 26, 2016
R. E. Talbot

/s/ J. N. Walker	Director	February 26, 2016
J. N. Walker

E-3