Form 10-Q
period 2016-03-31
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2016-05-02
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 22, 2016, 79,653,624 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM outstanding as of April 22, 2016 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP outstanding as of April 22, 2016 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
Afton	Afton Generating Station
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AMI	Advanced Metering Infrastructure
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ASU	Accounting Standards Update
BACT	Best Available Control Technology
BART	Best Available Retrofit Technology
BDT	Balanced Draft Technology
BHP	BHP Billiton, Ltd
Board	Board of Directors of PNMR
BTMU	The Bank of Tokyo-Mitsubishi UFJ, Ltd.
BTMU Term Loan Agreement	NM Capital’s $125.0 Million Unsecured Term Loan
BTU	British Thermal Unit
CAA	Clean Air Act
CCB	Coal Combustion Byproducts
CCN	Certificate of Convenience and Necessity
CO2	Carbon Dioxide
CSA	Coal Supply Agreement
CTC	Competition Transition Charge
DC Circuit	United States Court of Appeals for the District of Columbia Circuit
Delta	Delta-Person Generating Station, now known as Rio Bravo
DOE	United States Department of Energy
DOI	United States Department of Interior
EGU	Electric Generating Unit
EIP	Eastern Interconnection Project
EIS	Environmental Impact Study
EPA	United States Environmental Protection Agency
ESA	Endangered Species Act
Exchange Act	Securities Exchange Act of 1934
Farmington	The City of Farmington, New Mexico
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
Four Corners	Four Corners Power Plant
FPPAC	Fuel and Purchased Power Adjustment Clause
FTY	Future Test Year
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
IRP	Integrated Resource Plan

ISFSI	Independent Spent Fuel Storage Installation
KW	Kilowatt
KWh	Kilowatt Hour
La Luz	La Luz Generating Station
LIBOR	London Interbank Offered Rate
Lightning Dock Geothermal	Lightning Dock geothermal power facility, also known as the Dale Burgett Geothermal Plant
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBTU	Million BTUs
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, Navajo Nation Safe Drinking Water Act, and Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
NEC	Navopache Electric Cooperative, Inc.
NEE	New Energy Economy
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
New Mexico Wind	New Mexico Wind Energy Center
NM Capital	NM Capital Utility Corporation, an unregulated wholly-owned subsidiary of PNMR
NM Supreme Court	New Mexico Supreme Court
NMED	New Mexico Environment Department
NMPRC	New Mexico Public Regulation Commission
NOx	Nitrogen Oxides
NOPR	Notice of Proposed Rulemaking
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
OCI	Other Comprehensive Income
OPEB	Other Post Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
PNM	Public Service Company of New Mexico and Subsidiaries, a wholly-owned subsidiary of PNMR
PNM Multi-draw Term Loan	PNM’s $125.0 Million Unsecured Multi-draw Term Loan Facility
PNM New Mexico Credit Facility	PNM’s $50.0 Million Unsecured Revolving Credit Facility
PNM Revolving Credit Facility	PNM’s $400.0 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR 2015 Term Loan Agreement	PNMR’s $150.0 Million Three-Year Unsecured Term Loan
PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of PNMR

PNMR Revolving Credit Facility	PNMR’s $300.0 Million Unsecured Revolving Credit Facility
PNMR Term Loan Agreement	PNMR’s $150.0 Million One-Year Unsecured Term Loan
PPA	Power Purchase Agreement
PSA	Power Sales Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
RA	San Juan Project Restructuring Agreement
RCRA	Resource Conservation and Recovery Act
RCT	Reasonable Cost Threshold
REA	New Mexico’s Renewable Energy Act of 2004
REC	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
Rio Bravo	Rio Bravo Generating Station, formerly known as Delta
RMC	Risk Management Committee
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
S&P	Standard and Poor’s Ratings Services
SCR	Selective Catalytic Reduction
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
TECA	Texas Electric Choice Act
Tenth Circuit	United States Court of Appeals for the Tenth Circuit
TNMP	Texas-New Mexico Power Company and Subsidiaries, a wholly-owned subsidiary of TNP
TNMP 2015 Bond Purchase Agreement	TNMP’s $60.0 Million First Mortgage Bonds
TNMP Revolving Credit Facility	TNMP’s $75.0 Million Secured Revolving Credit Facility
TNP	TNP Enterprises, Inc. and Subsidiaries, a wholly-owned subsidiary of PNMR
Tucson	Tucson Electric Power Company
UG-CSA	Underground Coal Sales Agreement
US Supreme Court	Supreme Court of the United States
Valencia	Valencia Energy Facility
VaR	Value at Risk
VIE	Variable Interest Entity
WACC	Weighted Average Cost of Capital
WEG	WildEarth Guardians
Westmoreland	Westmoreland Coal Company
Westmoreland Loan	$125.0 Million of funding provided by NM Capital to WSJ
WSJ	Westmoreland San Juan, LLC, an indirect subsidiary of Westmoreland

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share amounts)
Electric Operating Revenues	$310,961	$332,868
Operating Expenses:
Cost of energy	92,369	115,645
Administrative and general	47,109	43,859
Energy production costs	42,686	42,669
Regulatory disallowances and restructuring costs	774	215
Depreciation and amortization	49,829	45,461
Transmission and distribution costs	16,594	16,487
Taxes other than income taxes	20,092	18,963
Total operating expenses	269,453	283,299
Operating income	41,508	49,569
Other Income and Deductions:
Interest income	3,622	1,750
Gains on available-for-sale securities	6,218	4,024
Other income	4,264	4,961
Other (deductions)	(2,999)	(3,662)
Net other income and deductions	11,105	7,073
Interest Charges	31,491	30,273
Earnings before Income Taxes	21,122	26,369
Income Taxes	7,157	8,517
Net Earnings	13,965	17,852
(Earnings) Attributable to Valencia Non-controlling Interest	(3,287)	(3,380)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)
Net Earnings Attributable to PNMR	$10,546	$14,340
Net Earnings Attributable to PNMR per Common Share:
Basic	$0.13	$0.18
Diluted	$0.13	$0.18
Dividends Declared per Common Share	$0.22	$0.20

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net Earnings	$13,965	$17,852
Other Comprehensive Income (Loss):
Unrealized Gains on Available-for-Sale Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(2,130) and $(2,679)	3,328	4,157
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $4,374 and $1,635	(6,836)	(2,537)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(537) and $(583)	839	905
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $503 and $0	(786)	—
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $(57) and $0	89	—
Total Other Comprehensive Income (Loss)	(3,366)	2,525
Comprehensive Income	10,599	20,377
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,287)	(3,380)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)
Comprehensive Income Attributable to PNMR	$7,180	$16,865

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$13,965	$17,852
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	58,563	55,062
Deferred income tax expense	7,187	8,326
Net unrealized (gains) losses on commodity derivatives	(1,435)	1,720
Realized (gains) on available-for-sale securities	(6,218)	(4,024)
Stock based compensation expense	2,653	2,214
Regulatory disallowances and restructuring costs	774	215
Other, net	(612)	148
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	36,215	12,170
Materials, supplies, and fuel stock	(1,716)	(2,657)
Other current assets	(18,720)	3,817
Other assets	277	4,220
Accounts payable	2,004	(2,639)
Accrued interest and taxes	18,276	24,811
Other current liabilities	(16,583)	(21,223)
Other liabilities	(4,032)	(33,278)
Net cash flows from operating activities	90,598	66,734

Cash Flows From Investing Activities:
Additions to utility and non-utility plant	(278,764)	(100,214)
Proceeds from sales of available-for-sale securities	124,900	31,852
Purchases of available-for-sale securities	(126,101)	(32,661)
Return of principal on PVNGS lessor notes	8,547	14,188
Westmoreland Loan	(122,250)	—
Other, net	150	144
Net cash flows from investing activities	(393,518)	(86,691)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	$107,400	$(5,600)
Long-term borrowings	182,500	150,000
Proceeds from stock option exercise	3,275	6,847
Awards of common stock	(10,020)	(17,140)
Dividends paid	(17,656)	(16,063)
Valencia’s transactions with its owner	(3,999)	(4,160)
Other, net	(761)	194
Net cash flows from financing activities	260,739	114,078

Change in Cash and Cash Equivalents	(42,181)	94,121
Cash and Cash Equivalents at Beginning of Period	46,051	28,274
Cash and Cash Equivalents at End of Period	$3,870	$122,395

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$11,403	$6,191
Income taxes paid (refunded), net	$—	$(1,450)

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$20,149	$(5,186)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2016	December 31, 2015
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$3,870	$46,051
Accounts receivable, net of allowance for uncollectible accounts of $1,284 and $1,397	72,206	98,699
Unbilled revenues	41,872	52,012
Other receivables	22,343	28,590
Current portion of Westmoreland Loan	37,527	—
Materials, supplies, and fuel stock	69,103	67,386
Regulatory assets	2,872	1,070
Commodity derivative instruments	4,356	3,813
Income taxes receivable	5,876	5,845
Other current assets	96,936	82,104
Total current assets	356,961	385,570
Other Property and Investments:
Long-term portion of Westmoreland Loan	85,169	—
Available-for-sale securities	260,628	259,042
Other investments	456	604
Non-utility property	3,404	3,404
Total other property and investments	349,657	263,050
Utility Plant:
Plant in service, held for future use, and to be abandoned	6,676,612	6,307,261
Less accumulated depreciation and amortization	2,246,332	2,058,772
	4,430,280	4,248,489
Construction work in progress	233,109	204,766
Nuclear fuel, net of accumulated amortization of $51,000 and $44,455	83,302	82,117
Net utility plant	4,746,691	4,535,372
Deferred Charges and Other Assets:
Regulatory assets	467,343	470,664
Goodwill	278,297	278,297
Commodity derivative instruments	1,986	2,622
Other deferred charges	72,877	73,753
Total deferred charges and other assets	820,503	825,336
	$6,273,812	$6,009,328

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2016	December 31, 2015
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$358,000	$250,600
Current installments of long-term debt	166,086	124,979
Accounts payable	82,276	100,419
Customer deposits	12,205	12,216
Accrued interest and taxes	76,612	58,306
Regulatory liabilities	18,818	15,591
Commodity derivative instruments	548	1,859
Dividends declared	17,656	17,656
Other current liabilities	39,364	59,494
Total current liabilities	771,565	641,120
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	2,108,395	1,966,969
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	889,595	877,393
Regulatory liabilities	464,716	467,413
Asset retirement obligations	114,446	111,895
Accrued pension liability and postretirement benefit cost	68,762	73,097
Other deferred credits	133,747	133,692
Total deferred credits and other liabilities	1,671,266	1,663,490
Total liabilities	4,551,226	4,271,579
Commitments and Contingencies (See Note 11)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders’ equity:
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 79,653,624 shares)	1,162,358	1,166,465
Accumulated other comprehensive income (loss), net of income taxes	(74,798)	(71,432)
Retained earnings	552,802	559,780
Total PNMR common stockholders’ equity	1,640,362	1,654,813
Non-controlling interest in Valencia	70,695	71,407
Total equity	1,711,057	1,726,220
	$6,273,812	$6,009,328

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNMR				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total PNMR Common Stockholders’ Equity		Total Equity
	(In thousands)
Balance at December 31, 2015	$1,166,465	$(71,432)	$559,780	$1,654,813	$71,407	$1,726,220
Proceeds from stock option exercise	3,275	—	—	3,275	—	3,275
Awards of common stock	(10,020)	—	—	(10,020)	—	(10,020)
Excess tax (shortfall) from stock-based payment arrangements	(15)	—	—	(15)	—	(15)
Stock based compensation expense	2,653	—	—	2,653	—	2,653
Valencia’s transactions with its owner	—	—	—	—	(3,999)	(3,999)
Net earnings before subsidiary preferred stock dividends	—	—	10,678	10,678	3,287	13,965
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Total other comprehensive income (loss)	—	(3,366)	—	(3,366)	—	(3,366)
Dividends declared on common stock	—	—	(17,524)	(17,524)	—	(17,524)
Balance at March 31, 2016	$1,162,358	$(74,798)	$552,802	$1,640,362	$70,695	$1,711,057

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Electric Operating Revenues	$235,606	$261,940
Operating Expenses:
Cost of energy	72,444	97,866
Administrative and general	42,028	39,567
Energy production costs	42,686	42,669
Regulatory disallowances and restructuring costs	774	215
Depreciation and amortization	31,864	28,403
Transmission and distribution costs	10,316	10,769
Taxes other than income taxes	12,197	10,796
Total operating expenses	212,309	230,285
Operating income	23,297	31,655
Other Income and Deductions:
Interest income	1,522	1,771
Gains on available-for-sale securities	6,218	4,024
Other income	3,387	3,392
Other (deductions)	(1,662)	(1,606)
Net other income and deductions	9,465	7,581
Interest Charges	21,591	19,959
Earnings before Income Taxes	11,171	19,277
Income Taxes	3,610	5,775
Net Earnings	7,561	13,502
(Earnings) Attributable to Valencia Non-controlling Interest	(3,287)	(3,380)
Net Earnings Attributable to PNM	4,274	10,122
Preferred Stock Dividends Requirements	(132)	(132)
Net Earnings Available for PNM Common Stock	$4,142	$9,990

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net Earnings	$7,561	$13,502
Other Comprehensive Income (Loss):
Unrealized Gains on Available-for-Sale Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(2,130) and $(2,679)	3,328	4,157
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $4,374 and $1,635	(6,836)	(2,537)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(537) and $(583)	839	905
Total Other Comprehensive Income (Loss)	(2,669)	2,525
Comprehensive Income	4,892	16,027
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,287)	(3,380)
Comprehensive Income Attributable to PNM	$1,605	$12,647

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$7,561	$13,502
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	40,225	37,470
Deferred income tax expense	3,727	5,908
Net unrealized (gains) losses on commodity derivatives	(1,435)	1,720
Realized (gains) on available-for-sale securities	(6,218)	(4,024)
Regulatory disallowances and restructuring costs	774	215
Other, net	(611)	(974)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	33,417	12,385
Materials, supplies, and fuel stock	(5,060)	(2,558)
Other current assets	(13,527)	5,110
Other assets	3,311	4,479
Accounts payable	5,130	4,622
Accrued interest and taxes	20,221	22,832
Other current liabilities	(9,335)	(18,836)
Other liabilities	(4,505)	(30,178)
Net cash flows from operating activities	73,675	51,673

Cash Flows From Investing Activities:
Utility plant additions	(238,734)	(81,988)
Proceeds from sales of available-for-sale securities	124,900	31,852
Purchases of available-for-sale securities	(126,101)	(32,661)
Return of principal on PVNGS lessor notes	8,547	14,188
Other, net	150	144
Net cash flows from investing activities	(231,238)	(68,465)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings, net	118,800	—
Valencia’s transactions with its owner	(3,999)	(4,160)
Dividends paid	(132)	(132)
Other, net	(53)	(144)
Net cash flows from financing activities	114,616	(4,436)

Change in Cash and Cash Equivalents	(42,947)	(21,228)
Cash and Cash Equivalents at Beginning of Period	43,138	25,480
Cash and Cash Equivalents at End of Period	$191	$4,252

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$8,561	$4,287
Income taxes paid (refunded), net	$—	$(1,450)

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$16,747	$(7,421)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2016	December 31, 2015
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$191	$43,138
Accounts receivable, net of allowance for uncollectible accounts of $1,284 and $1,397	53,278	78,291
Unbilled revenues	33,819	42,641
Other receivables	19,701	24,725
Affiliate receivables	8,819	15,105
Materials, supplies, and fuel stock	65,538	60,477
Commodity derivative instruments	4,356	3,813
Income taxes receivable	14,694	14,577
Other current assets	91,541	74,990
Total current assets	291,937	357,757
Other Property and Investments:
Available-for-sale securities	260,628	259,042
Other investments	218	366
Non-utility property	96	96
Total other property and investments	260,942	259,504
Utility Plant:
Plant in service, held for future use, and to be abandoned	5,185,298	4,833,303
Less accumulated depreciation and amortization	1,744,062	1,569,549
	3,441,236	3,263,754
Construction work in progress	183,184	172,238
Nuclear fuel, net of accumulated amortization of $51,000 and $44,455	83,302	82,117
Net utility plant	3,707,722	3,518,109
Deferred Charges and Other Assets:
Regulatory assets	338,801	342,910
Goodwill	51,632	51,632
Commodity derivative instruments	1,986	2,622
Other deferred charges	66,326	66,810
Total deferred charges and other assets	458,745	463,974
	$4,719,346	$4,599,344

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2016	December 31, 2015
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$118,800	$—
Current installments of long-term debt	124,990	124,979
Accounts payable	60,769	72,386
Affiliate payables	16,267	14,318
Customer deposits	12,205	12,216
Accrued interest and taxes	53,527	33,189
Regulatory liabilities	18,818	15,591
Commodity derivative instruments	548	1,859
Dividends declared	132	132
Other current liabilities	27,740	42,251
Total current liabilities	433,796	316,921
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,456,141	1,455,698
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	705,515	696,384
Regulatory liabilities	430,961	434,863
Asset retirement obligations	113,582	111,049
Accrued pension liability and postretirement benefit cost	62,253	66,285
Other deferred credits	115,468	117,275
Total deferred credits and liabilities	1,427,779	1,425,856
Total liabilities	3,317,716	3,198,475
Commitments and Contingencies (See Note 11)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,236,776	1,236,776
Accumulated other comprehensive income (loss), net of income taxes	(74,145)	(71,476)
Retained earnings	156,775	152,633
Total PNM common stockholder’s equity	1,319,406	1,317,933
Non-controlling interest in Valencia	70,695	71,407
Total equity	1,390,101	1,389,340
	$4,719,346	$4,599,344

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at December 31, 2015	$1,236,776	$(71,476)	$152,633	$1,317,933	$71,407	$1,389,340
Valencia’s transactions with its owner	—	—	—	—	(3,999)	(3,999)
Net earnings	—	—	4,274	4,274	3,287	7,561
Total other comprehensive income (loss)	—	(2,669)	—	(2,669)	—	(2,669)
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Balance at March 31, 2016	$1,236,776	$(74,145)	$156,775	$1,319,406	$70,695	$1,390,101

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Electric Operating Revenues	$75,355	$70,928
Operating Expenses:
Cost of energy	19,925	17,779
Administrative and general	9,590	9,833
Depreciation and amortization	14,508	13,458
Transmission and distribution costs	6,278	5,718
Taxes other than income taxes	6,500	6,209
Total operating expenses	56,801	52,997
Operating income	18,554	17,931
Other Income and Deductions:
Other income	593	1,540
Other (deductions)	15	(249)
Net other income and deductions	608	1,291
Interest Charges	7,369	6,925
Earnings before Income Taxes	11,793	12,297
Income Taxes	4,337	4,603
Net Earnings	$7,456	$7,694

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$7,456	$7,694
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	14,936	13,831
Deferred income tax expense	194	4,170
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	2,798	(215)
Materials and supplies	3,344	(99)
Other current assets	(1,842)	981
Other assets	(2,694)	(139)
Accounts payable	(3,788)	(7,640)
Accrued interest and taxes	939	(2,006)
Other current liabilities	163	368
Other liabilities	81	(3,631)
Net cash flows from operating activities	21,587	13,314
Cash Flows From Investing Activities:
Utility plant additions	(32,947)	(13,763)
Net cash flows from investing activities	(32,947)	(13,763)
Cash Flow From Financing Activities:
Revolving credit facilities borrowings (repayments), net	(44,000)	(5,000)
Short-term borrowings (repayments) – affiliate, net	(3,900)	5,800
Long-term borrowings	60,000	—
Other, net	(740)	—
Net cash flows from financing activities	11,360	800

Change in Cash and Cash Equivalents	—	351
Cash and Cash Equivalents at Beginning of Period	1	1
Cash and Cash Equivalents at End of Period	$1	$352

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$1,719	$1,664
Income taxes paid (refunded), net	$—	$—

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$2,047	$2,537

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2016	December 31, 2015
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1	$1
Accounts receivable	18,928	20,408
Unbilled revenues	8,053	9,371
Other receivables	920	811
Materials and supplies	3,565	6,909
Regulatory assets	2,872	1,070
Other current assets	986	1,053
Total current assets	35,325	39,623
Other Property and Investments:
Other investments	238	238
Non-utility property	2,240	2,240
Total other property and investments	2,478	2,478
Utility Plant:
Plant in service and plant held for future use	1,298,266	1,285,727
Less accumulated depreciation and amortization	416,002	406,516
	882,264	879,211
Construction work in progress	32,498	16,561
Net utility plant	914,762	895,772
Deferred Charges and Other Assets:
Regulatory assets	128,542	127,754
Goodwill	226,665	226,665
Other deferred charges	4,630	4,847
Total deferred charges and other assets	359,837	359,266
	$1,312,402	$1,297,139

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2016	December 31, 2015
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$15,000	$59,000
Short-term debt – affiliate	7,900	11,800
Accounts payable	10,170	16,006
Affiliate payables	2,785	3,681
Accrued interest and taxes	33,830	32,891
Other current liabilities	3,100	2,044
Total current liabilities	72,785	125,422
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	420,690	361,411
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	233,044	232,791
Regulatory liabilities	33,755	32,550
Asset retirement obligations	709	695
Accrued pension liability and postretirement benefit cost	6,509	6,812
Other deferred credits	4,074	4,078
Total deferred credits and other liabilities	278,091	276,926
Total liabilities	771,566	763,759
Commitments and Contingencies (See Note 11)
Common Stockholder’s Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	404,166	404,166
Retained earnings	136,606	129,150
Total common stockholder’s equity	540,836	533,380
	$1,312,402	$1,297,139

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at December 31, 2015	$64	$404,166	$129,150	$533,380
Net earnings	—	—	7,456	7,456
Balance at March 31, 2016	$64	$404,166	$136,606	$540,836

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at March 31, 2016 and December 31, 2015, the consolidated results of operations, comprehensive income, and cash flows for the three months ended March 31, 2016 and 2015. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

The Notes to Condensed Consolidated Financial Statements include disclosures for PNMR, PNM, and TNMP. This report uses the term “Company” when discussing matters of common applicability to PNMR, PNM, and TNMP. Discussions regarding only PNMR, PNM, or TNMP are so indicated. Certain amounts in the 2015 Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2016 financial statement presentation.

These Condensed Consolidated Financial Statements are unaudited. Certain information and note disclosures normally included in the annual Consolidated Financial Statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these financial statements should refer to PNMR’s, PNM’s, and TNMP’s audited Consolidated Financial Statements and Notes thereto that are included in their respective 2015 Annual Reports on Form 10-K.

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

Principles of Consolidation
The Condensed Consolidated Financial Statements of each of PNMR, PNM, and TNMP include their accounts and those of subsidiaries in which that entity owns a majority voting interest. PNM also consolidates Valencia (Note 5) and, through January 15, 2016, the PVNGS Capital Trust. PNM owns undivided interests in several jointly-owned power plants and records its pro-rata share of the assets, liabilities, and expenses for those plants. The agreements for the jointly-owned plants provide that if an owner were to default on its payment obligations, the non-defaulting owners would be responsible for their proportionate share of the obligations of the defaulting owner. In exchange, the non-defaulting owners would be entitled to their proportionate share of the generating capacity of the defaulting owner. There have been no such payment defaults under any of the agreements for the jointly-owned plants.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On May 28, 2014, the FASB issued ASU No. 2014-09. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will replace most existing revenue recognition guidance in GAAP when it becomes effective. On August 12, 2015, the FASB issued a one-year deferral in the effective date. On March 17, 2016, the FASB issued an additional ASU that clarifies the implementation guidance in ASU No. 2014-09 regarding principal versus agent considerations. On April 14, 2016, the FASB issued an additional ASU that clarifies the implementation guidance in ASU No. 2014-09 regarding licensing and identifying performance obligations. The Company must adopt ASU 2014-09 beginning on January 1, 2018. Early adoption would be permitted beginning January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method although it is unlikely the Company would elect to early adopt the new standard. The Company is analyzing the impacts this new standard will have on its consolidated financial statements and related disclosures, but has not determined the effect of the standard on its financial reporting.

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

Accounting Standards Update 2016-09 - Compensation - Stock Compensation (Topic 718)

On March 30, 2016, the FASB issued ASU No. 2016-09. The ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for the Company for reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. The Company is in the process of analyzing the impacts of this new standard.

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

In accordance with GAAP, dual presentation of basic and diluted earnings per share is presented in the Condensed Consolidated Statements of Earnings of PNMR. Information regarding the computation of earnings per share is as follows:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands, except per share amounts)
Net Earnings Attributable to PNMR	$10,546	$14,340
Average Number of Common Shares:
Outstanding during period	79,654	79,654
Vested awards of restricted stock	104	112
Average Shares – Basic	79,758	79,766
Dilutive Effect of Common Stock Equivalents:
Stock options and restricted stock	406	387
Average Shares – Diluted	80,164	80,153
Net Earnings Per Share of Common Stock:
Basic	$0.13	$0.18
Diluted	$0.13	$0.18

(3)	Segment Information

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

Corporate and Other

The Corporate and Other segment includes PNMR holding company activities, primarily related to corporate level debt and PNMR Services Company. The activities of PNMR Development and NM Capital are also included in Corporate and Other.

The following tables present summarized financial information for PNMR by segment. PNM and TNMP each operate in only one segment. Therefore, tabular segment information is not presented for PNM and TNMP.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR SEGMENT INFORMATION

	PNM	TNMP	Corporate and Other	Consolidated
	(In thousands)
Three Months Ended March 31, 2016
Electric operating revenues	$235,606	$75,355	$—	$310,961
Cost of energy	72,444	19,925	—	92,369
Utility margin	163,162	55,430	—	218,592
Other operating expenses	108,001	22,368	(3,114)	127,255
Depreciation and amortization	31,864	14,508	3,457	49,829
Operating income	23,297	18,554	(343)	41,508
Interest income	1,522	—	2,100	3,622
Other income (deductions)	7,943	608	(1,068)	7,483
Net interest charges	(21,591)	(7,369)	(2,531)	(31,491)
Segment earnings (loss) before income taxes	11,171	11,793	(1,842)	21,122
Income taxes	3,610	4,337	(790)	7,157
Segment earnings (loss)	7,561	7,456	(1,052)	13,965
Valencia non-controlling interest	(3,287)	—	—	(3,287)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$4,142	$7,456	$(1,052)	$10,546

At March 31, 2016:
Total Assets	$4,719,346	$1,312,402	$242,064	$6,273,812
Goodwill	$51,632	$226,665	$—	$278,297

	PNM	TNMP	Corporate and Other	Consolidated
	(In thousands)
Three Months Ended March 31, 2015
Electric operating revenues	$261,940	$70,928	$—	$332,868
Cost of energy	97,866	17,779	—	115,645
Utility margin	164,074	53,149	—	217,223
Other operating expenses	104,016	21,760	(3,583)	122,193
Depreciation and amortization	28,403	13,458	3,600	45,461
Operating income	31,655	17,931	(17)	49,569
Interest income	1,771	—	(21)	1,750
Other income (deductions)	5,810	1,291	(1,778)	5,323
Net interest charges	(19,959)	(6,925)	(3,389)	(30,273)
Segment earnings (loss) before income taxes	19,277	12,297	(5,205)	26,369
Income taxes (benefit)	5,775	4,603	(1,861)	8,517
Segment earnings (loss)	13,502	7,694	(3,344)	17,852
Valencia non-controlling interest	(3,380)	—	—	(3,380)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$9,990	$7,694	$(3,344)	$14,340

At March 31, 2015:
Total Assets	$4,444,290	$1,232,687	$223,629	$5,900,606
Goodwill	$51,632	$226,665	$—	$278,297

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At December 31, 2015, the Company adopted ASU 2015-03 – Interest – Imputation of Interest (Subtopic 835-30) and ASU 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes, which require that debt issuance costs be reflected as a direct reduction of the related debt liability, except for arrangements such as the Company’s revolving credit facilities, and eliminated the requirement to classify deferred tax assets and liabilities as non-current or current. The Company applied the updates retrospectively to make all periods comparable. As a result, amounts previously reported as total assets at March 31, 2015 above have been reduced to reflect the reclassifications aggregating $38.7 million for PNMR, $20.2 million for PNM, and $10.7 million for TNMP.

(4)	Accumulated Other Comprehensive Income (Loss)

Information regarding accumulated other comprehensive income (loss) for the three months ended March 31, 2016 and 2015 is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			PNMR
	Unrealized			Fair Value
	Gains on			Adjustment
	Available-for-	Pension		for Cash
	Sale	Liability		Flow
	Securities	Adjustment	Total	Hedges	Total
	(In thousands)
Balance at December 31, 2015	$17,346	$(88,822)	$(71,476)	$44	$(71,432)
Amounts reclassified from AOCI (pre-tax)	(11,210)	1,376	(9,834)	146	(9,688)
Income tax impact of amounts reclassified	4,374	(537)	3,837	(57)	3,780
Other OCI changes (pre-tax)	5,458	—	5,458	(1,289)	4,169
Income tax impact of other OCI changes	(2,130)	—	(2,130)	503	(1,627)
Net change after income taxes	(3,508)	839	(2,669)	(697)	(3,366)
Balance at March 31, 2016	$13,838	$(87,983)	$(74,145)	$(653)	$(74,798)

Balance at December 31, 2014	$28,008	$(89,763)	$(61,755)	$—	$(61,755)
Amounts reclassified from AOCI (pre-tax)	(4,172)	1,488	(2,684)	—	(2,684)
Income tax impact of amounts reclassified	1,635	(583)	1,052	—	1,052
Other OCI changes (pre-tax)	6,836	—	6,836	—	6,836
Income tax impact of other OCI changes	(2,679)	—	(2,679)	—	(2,679)
Net change after income taxes	1,620	905	2,525	—	2,525
Balance at March 31, 2015	$29,628	$(88,858)	$(59,230)	$—	$(59,230)

Pre-tax amounts reclassified from AOCI related to “Unrealized Gains on Available-for-Sale Securities” are included in “Gains on available-for-sale securities” in the Condensed Consolidated Statements of Earnings. Pre-tax amounts reclassified from AOCI related to “Pension Liability Adjustment” are reclassified to “Operating Expenses – Administrative and general” in the Condensed Consolidated Statements of Earnings. For the three months ended March 31, 2016 and 2015, 22.7% and 22.8% of the pension amounts reclassified were capitalized into construction work in process and 2.6% and 2.9% were capitalized into other accounts. Pre-tax amounts reclassified from AOCI related to “Fair Value Adjustment for Cash Flow Hedges” are reclassified to

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

“Interest Charges” in the Condensed Consolidated Statements of Earnings. An insignificant amount was capitalized as AFUDC and capitalized interest. The income tax impacts of all amounts reclassified from AOCI are included in “Income Taxes” in the Condensed Consolidated Statements of Earnings.

(5)	Variable Interest Entities

GAAP determines how an enterprise evaluates and accounts for its involvement with variable interest entities, focusing primarily on whether the enterprise has the power to direct the activities that most significantly impact the economic performance of a variable interest entity (“VIE”). GAAP also requires continual reassessment of the primary beneficiary of a VIE. Additional information concerning PNM’s VIEs is contained in Note 9 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K.

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 158 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third-party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operations and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the three months ended March 31, 2016, PNM paid $4.8 million and $0.2 million for fixed and variable charges. For the three months ended March 31, 2015, PNM paid $4.8 million and $0.1 million for fixed and variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy obligations of Valencia and creditors of Valencia do not have any recourse against PNM’s assets. PNM has concluded that the third party entity that owns Valencia is a VIE and that PNM is the primary beneficiary of the entity under GAAP since PNM has the power to direct the activities that most significantly impact the economic performance of Valencia and will absorb the majority of the variability in the cash flows of the plant. As the primary beneficiary, PNM consolidates Valencia in its financial statements. The assets and liabilities of Valencia set forth below are immaterial to PNM and, therefore, not shown separately on the Condensed Consolidated Balance Sheets. The owner’s equity and net income of Valencia are considered attributable to non-controlling interest.

Summarized financial information for Valencia is as follows:

Results of Operations

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Operating revenues	$4,937	$4,904
Operating expenses	(1,650)	(1,524)
Earnings attributable to non-controlling interest	$3,287	$3,380

Financial Position

	March 31,	December 31,
	2016	2015
	(In thousands)
Current assets	$2,732	$2,588
Net property, plant, and equipment	69,075	69,784
Total assets	71,807	72,372
Current liabilities	1,112	965
Owners’ equity – non-controlling interest	$70,695	$71,407

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the term of the PPA, PNM has the option to purchase and own up to 50% of the plant or the VIE. The PPA specifies that the purchase price would be the greater of (i) 50% of book value reduced by related indebtedness or (ii) 50% of fair market value. On October 8, 2013, PNM notified the owner of Valencia that PNM may exercise the option to purchase 50% of the plant. As provided in the PPA, an appraisal process was initiated since the parties failed to reach agreement on fair market value within 60 days. Under the PPA, results of the appraisal process established the purchase price after which PNM was to determine in its sole discretion whether or not to exercise its option to purchase the 50% interest. The PPA also provides that the purchase price may be adjusted to reflect the period between the determination of the purchase price and the closing. The appraisal process determined the purchase price as of October 8, 2013 to be $85.0 million, prior to any adjustment to reflect the period through the closing date. Approval of the NMPRC and FERC would be required, which process could take up to 15 months. On May 30, 2014, after evaluating its alternatives with respect to Valencia, PNM notified the owner of Valencia that PNM intended to purchase 50% of the plant, subject to certain conditions. PNM’s conditions include: agreeing on the purchase price, adjusted to reflect the period between October 8, 2013 and the closing; approval of the NMPRC, including specified ratemaking treatment, and FERC; approval of the Board and PNM’s board of directors; receipt of other necessary approvals and consents; and other customary closing conditions. PNM received a letter dated June 30, 2014 from the owner of Valencia suggesting that the conditions set forth in PNM’s notification raise issues under the PPA. The owner of Valencia submitted a counter-proposal to PNM in April 2015 and the parties are continuing to have periodic discussions. PNM cannot predict if it will reach agreement with the owner of Valencia, if required regulatory and other approvals will be received, or if the purchase will be completed.

PVNGS Leases

PNM leases interests in Units 1 and 2 of PVNGS under arrangements, which initially were scheduled to expire on January 15, 2015 for the four Unit 1 leases and January 15, 2016 for the four Unit 2 leases. At January 15, 2015, the four Unit 1 leases were extended. At January 15, 2016, one of the Unit 2 leases was extended and PNM exercised its fair market value options to purchase the assets underlying the other three Unit 2 leases. See Note 7 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K and Note 6 for additional information regarding the leases, including PNM’s actions regarding the renewal and purchase options.

Each of the lease agreements is with a different trust whose beneficial owner is an institutional investor. PNM is not the legal or tax owner of the leased assets. The beneficial owners of the trusts possess all of the voting control and pecuniary interest in the trusts. PNM is only obligated to make payments to the trusts for the scheduled semi-annual lease payments and other than as discussed in Note 6, PNM has no other financial obligations or commitments to the trusts or the beneficial owners although PNM is responsible for all decommissioning obligations related to its entire interest in PVNGS both during and after termination of the leases. Creditors of the trusts have no recourse to PNM’s assets other than with respect to the contractual lease payments. PNM has no additional rights to the assets of the trusts other than the use of the leased assets. PNM has no assets or liabilities recorded on its Condensed Consolidated Balance Sheets related to the trusts other than accrued lease payments of $3.8 million at March 31, 2016 and $18.4 million at December 31, 2015, which are included in other current liabilities on the Condensed Consolidated Balance Sheets.

Prior to their exercise or expiration, the fixed rate renewal options were considered to be variable interests in the trusts and resulted in the trusts being considered VIEs under GAAP. PNM evaluated the PVNGS lease arrangements, including actions taken with respect to the renewal and purchase options, and concluded that it did not have the power to direct the activities that most significantly impacted the economic performance of the trusts and, therefore, was not the primary beneficiary of the trusts under GAAP. Upon execution of documents establishing terms of the asset purchases or lease extensions, the fixed rate renewal options ceased to exist, as did PNM’s variable interest in the trusts.

Westmoreland San Juan LLC (“WSJ”) and SJCC

As discussed in the subheading Coal Supply in Note 11, PNM purchases coal for SJGS from SJCC under a coal supply agreement (“CSA”). That section includes information on the purchase of SJCC by WSJ on January 31, 2016, as well as a $125.0 million loan (the “Westmoreland Loan”) from NM Capital, a subsidiary of PNMR, to WSJ, which loan provided substantially all of the funds required for the SJCC purchase, and the issuance of a $40.0 million letter of credit under the PNMR Revolving Credit Facility to support the issuance of reclamation bonds required in order for SJCC to mine coal to be supplied to SJGS. The

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Westmoreland Loan and the letter of credit result in PNMR being considered to have a variable interest in WSJ, including its subsidiary, SJCC, since PNMR and NM Capital could be subject to loss in the event WSJ were to default under the Westmoreland Loan and/or performance under the letter of credit was required.  Principal payments under the Westmoreland Loan begin on August 1, 2016 and are required quarterly thereafter. Interest is also paid quarterly beginning on May 1, 2016.

At March 31, 2016, the amount outstanding under the Westmoreland Loan was $125.0 million, which is reflected on the Condensed Consolidated Balance Sheet net of unamortized fees. In addition, interest receivable of $1.6 million is included in Other Receivables. The $40.0 million letter of credit also remains outstanding. Such amounts constitute PNMR’s maximum exposure to loss from the VIEs. However, the Westmoreland Loan requires that all cash flows of WSJ, in excess of normal operating expenses, capital additions, and operating reserves, be utilized for principal and interest payments under the loan until it is fully repaid. In addition, the Westmoreland Loan is secured by the assets of and the equity interests in SJCC. In the event of a default by WSJ, NM Capital would have the ability to take over the mining operations.  In such event, NM Capital would likely engage a third-party mining company to operate SJCC so that operations of the mine are not disrupted. Since the acquisition of SJCC by WSJ for approximately $125 million is a recently negotiated, arms-length transaction between Westmoreland and BHP, the amount should represent the fair value of SJCC.  Therefore, if WSJ were to default, NM Capital would be able to acquire assets of approximately the value of the Westmoreland Loan without a significant loss. Furthermore, PNMR considers the possibility of loss under the letter of credit to be remote since the purpose of posting the bonds is to provide assurance that SJCC performs the required reclamation of the mine site in accordance with applicable regulations and all reclamation costs are reimbursable under the CSA. Also, much of the mine reclamation activities will not be performed for many years in the future, including after the expiration of the CSA and the final maturity of the Westmoreland Loan. In addition, each of the SJGS participants has established, and funds, a trust to meet its future reclamation obligations.

Both WSJ and SJCC are considered to be VIEs.  PNMR’s analysis of these arrangements concluded that Westmoreland, as the parent of WSJ, has the ability to direct the SJCC mining operations, which is the factor that most significantly impacts the economic performance of WSJ and SJCC.  NM Capital’s rights under the Westmoreland Loan are the typical protective rights of a lender, but do not give NM Capital any oversight over mining operations unless there is a default under the loan. Other than PNM being able to ensure that coal is supplied in adequate quantities and of sufficient quality to provide the fuel necessary to operate SJGS in a normal manner, the mining operations are solely under the control of Westmoreland and its subsidiaries, including developing mining plans, hiring of personnel, and incurring operating and maintenance expenses. Neither PNMR nor PNM has any ability to direct or influence the mining operation.  Therefore, PNM’s involvement through the CSA is a protective right rather than a participating right and Westmoreland has the power to direct the activities that most significantly impact the economic performance of the SJCC.  The CSA requires SJCC to deliver coal required to fuel SJGS in exchange for payment of a set price per ton, which is escalated over time for inflation. If SJCC is able to mine more efficiently than anticipated, its economic performance will be improved.  Conversely, if SJCC cannot mine as efficiently as anticipated, its economic performance will be negatively impacted.  Accordingly, PNMR believes Westmoreland, and not PNMR, is the primary beneficiary of WSJ and, therefore, WSJ and SJCC are not consolidated by either PNMR or PNM.

(6)	Lease Commitments

The Company leases office buildings, vehicles, and other equipment under operating leases. In addition, PNM leases interests in Units 1 and 2 of PVNGS and, through April 1, 2015, leased an interest in the EIP transmission line. All of the Company’s leases are accounted for as operating leases. Additional information concerning the Company’s lease commitments is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K, including PNM’s actions with regard to renewal and purchase options under the PVNGS leases.

The PVNGS leases were scheduled to expire on January 15, 2015 for the four Unit 1 leases and January 15, 2016 for the four Unit 2 leases. The four Unit 1 leases have been extended to expire on January 15, 2023 and one of the Unit 2 leases has been extended to expire on January 15, 2024. For the other three PVNGS Unit 2 leases, PNM exercised its fair market value options to purchase the assets underlying those leases on the expiration date of the original leases. On January 15, 2016, PNM paid $78.1 million to the lessor under one lease for 31.25 MW of the entitlement from PVNGS Unit 2 and $85.2 million to the lessors under the other two leases for 32.76 MW of the entitlement from PVNGS Unit 2.

PNM is exposed to losses under the PVNGS lease arrangements upon the occurrence of certain events that PNM does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to PVNGS or the occurrence of specified nuclear events), PNM would be required to make specified payments to the lessors, and take title to the leased interests. If such an event had occurred as of March 31, 2016, amounts due to the lessors under the circumstances described above would be up to $179.1 million, payable on July 15, 2016 in addition to the scheduled lease payments due on July 15, 2016.

At March 31, 2015, PNM owned 60% of the EIP and leased the other 40%, under a lease that expired on April 1, 2015. PNM purchased the leased capacity at fair market value, which the parties agreed was $7.7 million, on April 1, 2015.

(7)	Fair Value of Derivative and Other Financial Instruments

Additional information concerning the Company’s energy related derivative contracts and other financial instruments is contained in Note 8 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K.

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

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, the Company accounts for its various derivative instruments for the purchase and sale of energy based on the Company’s intent. During the three months ended March 31, 2016 and the year ended December 31, 2015, the Company was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flows hedges. The contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. The Company has no trading transactions.

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

Commodity Derivatives

Commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges, are summarized as follows:

	Economic Hedges
	March 31, 2016	December 31, 2015
PNMR and PNM	(In thousands)
Current assets	$4,356	$3,813
Deferred charges	1,986	2,622
	6,342	6,435

Current liabilities	(548)	(1,859)
Long-term liabilities	—	—
	(548)	(1,859)
Net	$5,794	$4,576

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Included in the above table are $2.9 million of current assets and $2.0 million of deferred charges at March 31, 2016 and $3.0 million of current assets and $2.6 million of deferred charges at December 31, 2015 related to contracts for the sale of energy from PVNGS Unit 3 through 2017 at market price plus a premium. Certain of PNM’s commodity derivative instruments in the above table are subject to master netting agreements whereby assets and liabilities could be offset in the settlement process. The Company does not offset fair value, cash collateral, and accrued payable or receivable amounts recognized for derivative instruments under master netting arrangements and the above table reflects the gross amounts of assets and liabilities. The amounts that could be offset under master netting agreements were immaterial at March 31, 2016 and December 31, 2015.

At March 31, 2016 and December 31, 2015, PNMR and PNM had no amounts recognized for the legal right to reclaim cash collateral. However, at March 31, 2016 and December 31, 2015, amounts posted as cash collateral under margin arrangements were $2.5 million and $2.7 million for both PNMR and PNM. At March 31, 2016 and December 31, 2015, obligations to return cash collateral were $0.1 million and $0.1 million, for both PNMR and PNM. Cash collateral amounts are included in other current assets and other current liabilities on the Condensed Consolidated Balance Sheets.

PNM has a NMPRC approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. At March 31, 2016, there were no hedges in place under this plan. The table above includes $0.4 million of current assets and $0.2 million of current liabilities at December 31, 2015 related to this plan. The offsets to these amounts are recorded as regulatory assets and liabilities on the Condensed Consolidated Balance Sheets.

The following table presents the effect of mark-to-market commodity derivative instruments on earnings, excluding income tax effects. Commodity derivatives had no impact on OCI for the periods presented.

	Economic Hedges
	Three Months Ended
	March 31,
	2016	2015
PNMR and PNM	(In thousands)
Electric operating revenues	$2,684	$(472)
Cost of energy	(145)	(50)
Total gain (loss)	$2,539	$(522)
Commodity contract volume positions are presented in MMBTU for gas related contracts and in MWh for power related contracts. The table below presents PNMR’s and PNM’s net buy (sell) volume positions:

	Economic Hedges
	MMBTU	MWh
PNMR and PNM
March 31, 2016	4,355,000	(2,850,460)
December 31, 2015	577,481	(3,405,843)
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

The table below presents information about the Company’s contingent requirements to provide collateral under commodity contracts having an objectively determinable collateral provision that are in net liability positions and are not fully collateralized with cash. Contractual Liability represents commodity derivative contracts recorded at fair value on the balance sheet, determined on an individual contract basis without offsetting amounts for individual contracts that are in an asset position and could be offset under master netting agreements with the same counterparty. The table only reflects cash collateral that has been posted under the existing contracts and does not reflect letters of credit under PNM’s revolving credit facilities that have been issued as collateral. Net Exposure is the net contractual liability for all contracts, including those designated as normal purchases and normal sales,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

offset by existing cash collateral and by any offsets available under master netting agreements, including both asset and liability positions.

Contingent Feature – Credit Rating Downgrade	Contractual Liability	Existing Cash Collateral	Net Exposure
	(In thousands)
PNMR and PNM
March 31, 2016	$360	$—	$360
December 31, 2015	$839	$—	$839

Sale of Power from PVNGS Unit 3

Because PNM’s 134 MW share of Unit 3 at PVNGS is not currently included in retail rates, that unit’s power is being sold in the wholesale market. PNM sells power from its interest in PVNGS Unit 3 at market prices. As of March 31, 2016, PNM had contracted to sell 100% of PVNGS Unit 3 output through 2017, at market price plus a premium.  Through hedging arrangements that are accounted for as economic hedges, PNM has established fixed rates, which average approximately $26 per MWh, for substantially all of the sales through 2016. There are currently no such hedging arrangements in place for the 2017 sales.

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Available-for-sale securities are carried at fair value. Available-for-sale securities for PNMR and PNM consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS and a trust for PNM’s share of post-term reclamation costs related to the coal mines serving SJGS (Note 11). At March 31, 2016 and December 31, 2015, the fair value of available-for-sale securities included $250.5 million and $249.1 million for the NDT and $10.1 million and $9.9 million for the mine reclamation trust. The fair value and gross unrealized gains of investments in available-for-sale securities are presented in the following table.

	March 31, 2016		December 31, 2015
	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value
PNMR and PNM		(In thousands)
Cash and cash equivalents	$—	$8,810	$—	$10,700
Equity securities:
Domestic value	10,862	62,427	11,610	44,505
Domestic growth	5,164	43,714	11,163	61,078
International and other	2,034	27,937	1,569	27,961
Fixed income securities:
U.S. Government	563	37,203	178	27,880
Municipals	2,839	50,276	3,672	58,576
Corporate and other	1,518	30,261	628	28,342
	$22,980	$260,628	$28,820	$259,042

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The proceeds and gross realized gains and losses on the disposition of available-for-sale securities for PNMR and PNM are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the net decrease in realized impairment losses of $1.6 million and $0.4 million for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Proceeds from sales	$124,900	$31,852
Gross realized gains	$10,716	$5,135
Gross realized (losses)	$(6,116)	$(1,541)
Held-to-maturity securities are those investments in debt securities that the Company has the ability and intent to hold until maturity. At March 31, 2016, held-to-maturity securities consist of the Westmoreland Loan and certain items within other investments.

The Company has no available-for-sale or held-to-maturity securities for which carrying value exceeds fair value. There are no impairments considered to be “other than temporary” that are included in AOCI and not recognized in earnings.
At March 31, 2016, the available-for-sale and held-to-maturity debt securities had the following final maturities:

	Fair Value
	Available-for-Sale	Held-to-Maturity
	PNMR and PNM	PNMR
	(In thousands)
Within 1 year	$3,068	$—
After 1 year through 5 years	31,853	135,189
After 5 years through 10 years	22,561	—
After 10 years through 15 years	8,991	—
After 15 years through 20 years	10,214	—
After 20 years	41,053	—
	$117,740	$135,189

Fair Value Disclosures
The Company determines the fair values of its derivative and other financial instruments based on the hierarchy established in GAAP, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. GAAP describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Level 3 inputs used in determining fair values for the Company consist of internal valuation models. The Company records any transfers between fair value hierarchy levels as of the end of each calendar quarter. There were no transfers between levels during the three months ended March 31, 2016 and the year ended December 31, 2015.

For available-for-sale securities, Level 2 fair values are provided by the trustee utilizing a pricing service. The pricing provider predominantly uses the market approach using bid side market value based upon a hierarchy of information for specific securities or securities with similar characteristics. For commodity derivatives, Level 2 fair values are determined based on market

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

observable inputs, which are validated using multiple broker quotes, including forward price, volatility, and interest rate curves to establish expectations of future prices. Credit valuation adjustments are made for estimated credit losses based on the overall exposure to each counterparty. For the Company’s long-term debt, Level 2 fair values are provided by an external pricing service. The pricing service primarily utilizes quoted prices for similar debt in active markets when determining fair value. For investments categorized as Level 3, including the Westmoreland Loan, PVNGS lessor notes, and certain items in other investments, fair values were determined by discounted cash flow models that take into consideration discount rates that are observable for similar types of assets and liabilities. Management of the Company independently verifies the information provided by pricing services.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Items recorded at fair value on the Condensed Consolidated Balance Sheets are presented below by level of the fair value hierarchy. There were no Level 3 fair value measurements at March 31, 2016 and December 31, 2015 for items recorded at fair value.

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
March 31, 2016	(In thousands)
PNMR and PNM
Available-for-sale securities
Cash and cash equivalents	$8,810	$8,810	$—
Equity securities:
Domestic value	62,427	62,427	—
Domestic growth	43,714	43,714	—
International and other	27,937	27,937	—
Fixed income securities:
U.S. Government	37,203	35,919	1,284
Municipals	50,276	—	50,276
Corporate and other	30,261	6,630	23,631
	$260,628	$185,437	$75,191

Commodity derivative assets	$6,342	$—	$6,342
Commodity derivative liabilities	(548)	—	(548)
Net	$5,794	$—	$5,794

December 31, 2015
PNMR and PNM
Available-for-sale securities
Cash and cash equivalents	$10,700	$10,700	$—
Equity securities:
Domestic value	44,505	44,505	—
Domestic growth	61,078	61,078	—
International and other	27,961	27,961	—
Fixed income securities:
U.S. Government	27,880	26,608	1,272
Municipals	58,576	—	58,576
Corporate and other	28,342	6,500	21,842
	$259,042	$177,352	$81,690

Commodity derivative assets	$6,435	$—	$6,435
Commodity derivative liabilities	(1,859)	—	(1,859)
Net	$4,576	$—	$4,576

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and fair values of investments in the Westmoreland Loan, PVNGS lessor notes, other investments, and long-term debt, which are not recorded at fair value on the Condensed Consolidated Balance Sheets are presented below:

			GAAP Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2016	(In thousands)
PNMR
Long-term debt	$2,274,481	$2,469,956	$—	$2,469,956	$—
Westmoreland Loan	$122,696	$134,615	$—	$—	$134,615
Other investments	$456	$1,030	$456	$—	$574
PNM
Long-term debt	$1,581,131	$1,717,445	$—	$1,717,445	$—
Other investments	$218	$218	$218	$—	$—
TNMP
Long-term debt	$420,690	$477,511	$—	$477,511	$—
Other investments	$238	$238	$238	$—	$—

December 31, 2015
PNMR
Long-term debt	$2,091,948	$2,264,869	$—	$2,264,869	$—
Investment in PVNGS lessor notes	$8,587	$8,947	$—	$—	$8,947
Other investments	$604	$1,269	$604	$—	$665
PNM
Long-term debt	$1,580,677	$1,703,209	$—	$1,703,209	$—
Investment in PVNGS lessor notes	$8,587	$8,947	$—	$—	$8,947
Other investments	$366	$366	$366	$—	$—
TNMP
Long-term debt	$361,411	$411,661	$—	$411,661	$—
Other investments	$238	$238	$238	$—	$—

(8)	Stock-Based Compensation

PNMR has various stock-based compensation programs, including stock options, restricted stock, and performance shares granted under the Performance Equity Plan (“PEP”). Although certain PNM and TNMP employees participate in the PNMR plans, PNM and TNMP do not have separate employee stock-based compensation plans. In 2011, the Company changed its approach to awarding stock-based compensation. As a result, no stock options have been granted since 2010 and awards of restricted stock have increased. Certain restricted stock awards are subject to achieving performance or market targets. Other awards of restricted stock are only subject to time vesting requirements. Additional information concerning stock-based compensation under the PEP is contained in Note 13 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K.

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

The stock-based compensation expense related to restricted stock awards without performance or market conditions for awards to participants that are retirement eligible on the grant date is recognized immediately at the grant date and is not amortized. Compensation expense for other such awards is amortized to compensation expense over the shorter of the requisite vesting period, which is generally three years, or the period until the participant becomes retirement eligible. Compensation expense for performance-based shares is recognized ratably over the performance period and is adjusted periodically to reflect the level of

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees meet their service requirements. At March 31, 2016 and December 31, 2015, PNMR had unrecognized expense related to stock awards of $8.3 million and $5.7 million, which are expected to be recognized over an average of 1.9 and 1.4 years.

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

The following table summarizes the weighted-average assumptions used to determine the awards grant date fair value:

	Three Months Ended March 31,
Restricted Shares and Performance Based Shares	2016	2015
Expected quarterly dividends per share	$0.22	$0.20
Risk-free interest rate	1.00%	1.07%

Market-Based Shares
Dividend yield	2.74%	2.87%
Expected volatility	20.44%	18.73%
Risk-free interest rate	0.97%	1.00%

The following table summarizes activity in restricted stock awards, including performance-based and market-based shares, and stock options, for the three months ended March 31, 2016:

	Restricted Stock		Stock Options
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2015	245,094	$24.81	569,342	$19.35
Granted	173,903	$26.05	—	$—
Exercised	(178,574)	$23.13	(195,935)	$27.99
Forfeited	—	$—	(2,000)	$12.22
Expired	—	$—	(8,200)	$24.85
Outstanding at March 31, 2016	240,423	$26.96	363,207	$14.60

PNMR’s stock-based compensation program provides for performance and market targets through 2018. Included as restricted stock in the above table are 79,619 (granted) and 74,697 (exercised) previously awarded shares that were earned for the 2013 through 2015 performance measurement period and approved by the Board in February 2016 (based upon achieving market targets at “target” levels, weighted at 60%, and performance targets at “threshold” levels, weighted at 40%). Excluded from the above table are maximums of 165,628, 168,258, and 147,031 shares for the three-year performance periods ending in 2016, 2017, and 2018 that would be awarded if all performance and market criteria are achieved at maximum levels and all executives remain eligible.

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
At March 31, 2016, the aggregate intrinsic value of stock options outstanding, all of which are exercisable, was $6.9 million with a weighted-average remaining contract life of 2.53 years. At March 31, 2016, no outstanding stock options had an exercise price greater than the closing price of PNMR common stock on that date.

The following table provides additional information concerning restricted stock activity, including performance-based and market-based shares, and stock options:

	Three Months Ended March 31,
Restricted Stock	2016	2015
Weighted-average grant date fair value	$26.05	$19.93
Total fair value of restricted shares that vested (in thousands)	$4,131	$6,005

Stock Options
Weighted-average grant date fair value of options granted	$—	$—
Total fair value of options that vested (in thousands)	$—	$—
Total intrinsic value of options exercised (in thousands)	$853	$1,138

(9)	Financing

The Company’s financing strategy includes both short-term and long-term borrowings. The Company utilizes short-term revolving credit facilities, as well as cash flows from operations, to provide funds for both construction and operating expenditures. Depending on market and other conditions, the Company will periodically sell long-term debt or enter into term loan arrangements and use the proceeds to reduce borrowings under the revolving credit facilities. Each of the revolving credit facilities and the Company’s term loans contains one financial covenant, which requires the maintenance of debt-to-capital ratios of less than or equal to 65% (for PNMR and PNM, these ratios reflect the present value of payments under the PVNGS leases as debt) and generally include customary covenants, events of default, cross default provisions, and change of control provisions. PNM must obtain NMPRC approval for any financing transaction having a maturity of more than 18 months. In addition, PNM files its annual

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

short-term financing plan with the NMPRC. Additional information concerning financing activities is contained in Note 6 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K.

Financing Activities

On March 9, 2015, PNMR entered into a $150.0 million Term Loan Agreement (“PNMR 2015 Term Loan Agreement”) between PNMR, the lenders identified therein, and Wells Fargo Bank, National Association, as Lender and Administrative Agent. The PNMR 2015 Term Loan Agreement bears interest at a variable rate, which was 1.35% at March 31, 2016, and must be repaid on or before March 9, 2018. In September 2015, PNMR entered into a hedging agreement whereby it effectively established a fixed interest rate of 1.927%, subject to change if there is a change in PNMR’s credit rating, for borrowings under the PNMR 2015 Term Loan Agreement for the period from January 11, 2016 through March 9, 2018. This hedge is accounted for as a cash-flow hedge and had a fair value loss of $1.1 million at March 31, 2016 and a fair value gain of $0.1 million at December 31, 2015, using Level 2 inputs under GAAP determined using forward LIBOR curves under the mid-market convention to discount cash flows over the remaining term of the swap agreements.

As discussed in Note 11, NM Capital, a wholly owned subsidiary of PNMR, entered into a $125.0 million term loan agreement (the “BTMU Term Loan Agreement”), among NM Capital, The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), as lender, and BTMU, as Administrative Agent, as of February 1, 2016. The BTMU Term Loan Agreement has a maturity date of February 1, 2021 and bears interest at a rate based on LIBOR plus a customary spread, which aggregated 3.37% at March 31, 2016. PNMR, as parent company of NM Capital, has guaranteed NM Capital’s obligations. NM Capital utilized the proceeds of the BTMU Term Loan Agreement to provide funding of $125.0 million (the “Westmoreland Loan”) to a ring-fenced, bankruptcy-remote, special-purpose entity that is a subsidiary of Westmoreland Coal Company to finance the purchase price of the stock of SJCC. The BTMU Term Loan Agreement provides that the amount outstanding thereunder must be reduced by at least $5.0 million quarterly beginning on November 1, 2016. NM Capital is also required to utilize the net proceeds of all amounts received under the Westmoreland Loan, after income taxes, to make principal and interest payments on the BTMU Term Loan Agreement.

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

At March 31, 2016, PNM had borrowings of $125.0 million under the PNM Multi-draw Term Loan, which matures on June 21, 2016, that bear interest at a variable rate, which was 1.02% at March 31, 2016.

Short-term Debt

The PNMR Revolving Credit Facility has a financing capacity of $300.0 million and the PNM Revolving Credit Facility has a financing capacity of $400.0 million, both of which mature on October 31, 2020. The TNMP Revolving Credit Facility is a $75.0 million revolving credit facility secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds. The TNMP Revolving Credit Facility matures on September 18, 2018. PNM also has the $50.0 million PNM New Mexico Credit Facility that expires on January 8, 2018. At March 31, 2016, TNMP had $7.9 million in borrowings from PNMR under an intercompany loan agreement. At March 31, 2016, the weighted average interest rate was 1.69% for the PNMR Revolving Credit Facility, 1.57% for the PNM Revolving Credit Facility, 1.58% for the PNM New Mexico Credit Facility, 1.44% for the TNMP Revolving Credit Facility, and 1.28% for borrowings outstanding under the twelve-month $150.0 million PNMR Term Loan Agreement, which matures in December 2016. Short-term debt outstanding consisted of:

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31,	December 31,
Short-term Debt	2016	2015
	(In thousands)
PNM:
PNM Revolving Credit Facility	$68,800	$—
PNM New Mexico Credit Facility	50,000	—
TNMP Revolving Credit Facility	15,000	59,000
PNMR:
PNMR Revolving Credit Facility	74,200	41,600
PNMR Term Loan Agreement	150,000	150,000
	$358,000	$250,600

In addition to the above borrowings, PNMR, PNM, and TNMP had letters of credit outstanding of $46.2 million, $3.2 million, and $0.1 million at March 31, 2016 that reduce the available capacity under their respective revolving credit facilities.

At April 22, 2016, PNMR, PNM, and TNMP had $186.2 million, $298.5 million, and $50.9 million of availability under their respective revolving credit facilities, including reductions of availability due to outstanding letters of credit, and PNM had $10.0 million of availability under the PNM New Mexico Credit Facility. Total availability at April 22, 2016, on a consolidated basis, was $545.6 million for PNMR. As of April 22, 2016, TNMP had $9.2 million in borrowings from PNMR under an intercompany loan agreement. At April 22, 2016, PNMR, PNM and TNMP had consolidated invested cash of $1.9 million, none, and none.

(10)	Pension and Other Postretirement Benefit Plans

PNMR and its subsidiaries maintain qualified defined benefit pension plans, postretirement benefit plans providing medical and dental benefits, and executive retirement programs (collectively, the “PNM Plans” and “TNMP Plans”). PNMR maintains the legal obligation for the benefits owed to participants under these plans.

Additional information concerning pension and OPEB plans is contained in Note 12 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K. Annual net periodic benefit cost (income) for the plans is actuarially determined using the methods and assumptions set forth in that note and is recognized ratably throughout the year.

PNM Plans

The following tables present the components of the PNM Plans’ net periodic benefit cost:

	Three Months Ended March 31,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2016	2015	2016	2015	2016	2015
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$35	$51	$—	$—
Interest cost	7,577	7,064	1,087	1,022	203	190
Expected return on plan assets	(8,854)	(9,831)	(1,371)	(1,403)	—	—
Amortization of net (gain) loss	3,455	3,705	286	491	64	81
Amortization of prior service cost	(241)	(241)	(7)	(160)	—	—
Net periodic benefit cost	$1,937	$697	$30	$1	$267	$271

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM made contributions to its pension plan trust of $30.0 million in the three months ended March 31, 2015 and does not anticipate making any contributions to the pension plan in 2016-2020, based on current law, including recent amendments to funding requirements, and estimates of portfolio performance. These anticipations were developed using current funding assumptions, with discount rates of 4.8% to 5.7%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional contributions at its discretion. PNM made contributions to the OPEB trust of $0.8 million and $0.8 million in the three months ended March 31, 2016 and 2015. PNM expects to make contributions to the OPEB trust totaling $3.5 million in 2016 and $14.0 million for 2017-2020.  Disbursements under the executive retirement program, which are funded by PNM and considered to be contributions to the plan, were $0.5 million and $0.5 million in the three months ended March 31, 2016 and 2015 and are expected to total $1.5 million during 2016 and $5.9 million for 2017-2020.

TNMP Plans

The following tables present the components of the TNMP Plans’ net periodic benefit cost (income):

	Three Months Ended March 31,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2016	2015	2016	2015	2016	2015
	(In thousands)
Components of Net Periodic Benefit Cost (Income)
Service cost	$—	$—	$46	$62	$—	$—
Interest cost	826	761	169	152	10	9
Expected return on plan assets	(986)	(1,105)	(122)	(130)	—	—
Amortization of net (gain) loss	175	195	(10)	—	1	1
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$15	$(149)	$83	$84	$11	$10

TNMP made no contribution to its pension trust in 2015 and does not anticipate making any contributions in 2016-2020, based on current law, including recent amendments to funding requirements, and estimates of portfolio performance. These anticipations were developed using current funding assumptions with discount rates of 4.8% to 5.7%. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP made no contributions to the OPEB trust in the three months ended March 31, 2016 and 2015. TNMP expects to make contributions to the OPEB trust totaling $0.3 million in 2016 and $1.4 million for 2017-2020. Disbursements under the executive retirement program, which are funded by TNMP and considered to be contributions to the plan, were less than $0.1 million in the three months ended March 31, 2016 and 2015 and are expected to total $0.1 million during 2016 and $0.4 million in 2017-2020.

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
Additional information concerning commitments and contingencies is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K.

Commitments and Contingencies Related to the Environment

Nuclear Spent Fuel and Waste Disposal

Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE that require the DOE to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE announced that it would not be able to open the repository by 1998 and sought to excuse its performance of these requirements. In November 1997, the DC Circuit issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and the DOE’s delay, a number of utilities, including APS (on behalf of itself and the other PVNGS owners, including PNM), filed damages actions against the DOE in the Court of Federal Claims. The lawsuits filed by APS alleged that damages were incurred due to DOE’s continuing failure to remove spent nuclear fuel and high level waste from PVNGS. APS and DOE entered into a settlement agreement, which establishes a process for the payment of claims for costs incurred through December 31, 2016. Under the settlement agreement, APS must submit claims annually for payment of allowable costs. In the first quarter of 2015, PNM recorded $4.3 million, including $3.1 million credited back to PNM’s customers, for its share of the settlement under this process for costs incurred from July 2011 through June 2014. PNM now records estimated claims quarterly. The settlement agreement terminates upon payment of costs incurred through December 31, 2016, unless extended by mutual written agreement.

PNM estimates that it will incur approximately $58.0 million (in 2013 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a component of fuel expense as the fuel is consumed. At March 31, 2016 and December 31, 2015, PNM had a liability for interim storage costs of $11.8 million and $12.2 million included in other deferred credits.

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

On June 8, 2012, the DC Circuit issued its decision on a challenge by several states and environmental groups of the NRC’s rulemaking regarding temporary storage and permanent disposal of high level nuclear waste and spent nuclear fuel. The petitioners had challenged the NRC’s 2010 update to the agency’s Waste Confidence Decision and temporary storage rule (the “Waste Confidence Decision”). The DC Circuit found that the Waste Confidence Decision update constituted a major federal action, which, consistent with NEPA, requires either an environmental impact statement or a finding of no significant impact from the NRC’s actions. The DC Circuit found that the NRC’s evaluation of the environmental risks from spent nuclear fuel was deficient and, therefore, remanded the Waste Confidence Decision update for further action consistent with NEPA. On September 6, 2012, the NRC commissioners issued a directive to the NRC staff to proceed with development of a generic EIS to support an updated Waste Confidence Decision.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In September 2013, the NRC issued its draft generic EIS to support an updated Waste Confidence Decision. On August 26, 2014, the NRC approved a final rule on the environmental effects of continued storage of spent nuclear fuel.  The continued storage rule adopted the findings of the generic EIS regarding the environmental impacts of storing spent fuel at any reactor site after the reactor’s licensed period of operations. As a result, those generic impacts do not need to be re-analyzed in the environmental reviews for individual licenses. The NRC lifted its suspension on final licensing actions on all nuclear power plant licenses and renewals that went into effect when the DC Circuit issued its June 2012 decision although PVNGS had not been involved in any licensing actions affected by that decision. The August 2014 final rule has been subject to continuing legal challenges before the NRC and the United States Court of Appeals. PNM is unable to predict the outcome of this matter.
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

SJGS

BART Compliance – SJGS is a source that is subject to the statutory obligations of the CAA to reduce visibility impacts. Note 16 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K contains detailed information concerning the BART compliance process, including interactions with governmental agencies responsible for environmental oversight and the NMPRC approval process. In December 2015, PNM received NMPRC approval for the plan to comply with the EPA regional haze rule at SJGS. Under the approved plan, the installation of selective non-catalytic reduction technology (“SNCR”) was required on SJGS Units 1 and 4, which was completed in early 2016, and Units 2 and 3 are to be retired by the end of 2017. In addition to the required SNCR equipment, the NSR permit, which was required to be obtained in order to install the SNCRs, specified that SJGS Units 1 and 4 be converted to balanced draft technology (“BDT”). PNM’s share of the total costs for SNCRs and BDT equipment was $76.6 million. Although operating costs will be reduced due to the retirement of SJGS Units 2 and 3, the operating costs for SJGS Units 1 and 4 will increase with the installation of SNCR and BDT equipment.
On December 16, 2015, following oral argument, the NMPRC issued a final order regarding SJGS. As provided in that order:

•
PNM will retire SJGS Units 2 and 3 (PNM’s current ownership interest totals 418 MW) at December 31, 2017 and recover, over 20 years, 50% of their undepreciated net book value at that date and earn a regulated return on those costs

•	PNM is granted an unconditional CCN to acquire an additional 132 MW in SJGS Unit 4, with an initial book value of zero, plus the costs of SNCR and other capital additions

•
PNM is granted a CCN for 134 MW of PVNGS Unit 3 with an initial rate base value equal to the book value as of December 31, 2017, including transmission assets associated with PVNGS Unit 3, (estimated to be approximately $150 million)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
No later than December 31, 2018, and before entering into a binding agreement for post-2022 coal supply for SJGS, PNM will file its position and supporting testimony in an NMPRC case to determine the extent to which SJGS should continue serving PNM’s retail customers’ needs after mid-2022; all parties agree to support this case being decided within six months

•
PNM is authorized to acquire 65 MW of SJGS Unit 4 as excluded utility plant; PNM and PNMR commit that no further coal-fired merchant plant will be acquired at any time by PNM, PNMR, or any PNM affiliate; PNM is not precluded from seeking a CCN to include the 65 MW or other coal capacity in rate base

•
Beginning January 1, 2020, for every MWh produced by 197 MW of coal-fired generation from PNM’s ownership share of SJGS, PNM will acquire and retire one MWh of RECs or allowances that include a zero-CO2 emission attribute compliant with EPA’s Clean Power Plan; this REC retirement is in addition to what is required to meet the RPS; the cost of these RECs are to be capped at $7.0 million per year and will be recovered in rates; PNM should purchase EPA-compliant RECs from New Mexico renewable generation unless those RECs are more costly

•
PNM will accelerate recovery of SNCR costs on SJGS Units 1 and 4 so that the costs are fully recovered by July 1, 2022; cost recovery for PNM’s BDT project on those units will be determined in PNM’s next general rate case

•	PNM will not recover approximately $20 million of other costs incurred in connection with CAA compliance

•	PNM’s 2014 IRP docket will be closed without other NMPRC action

At December 31, 2015, PNM estimated the undepreciated net book value of SJGS Units 2 and 3 at December 31, 2017 would be approximately $255.3 million, 50% of which would be recovered over a 20 year period, including a return on the unrecovered amount at PNM’s WACC. At December 31, 2015, PNM recorded a $127.6 million regulatory disallowance to reflect the write-off of the 50% of the estimated December 31, 2017 net book value that will not be recovered. The ultimate amount of the disallowance will be dependent on the actual December 31, 2017 net book values of SJGS Units 2 and 3. Accordingly, the amount initially recorded will be adjusted periodically to reflect changes in the projected December 31, 2017 net book values. At December 31, 2015, PNM recorded losses aggregating $165.7 million reflecting the above disallowance, the other unrecoverable costs, and the $16.5 million increase in the estimated liability recorded for coal mine reclamation resulting from the new coal mine reclamation arrangement entered into in conjunction with the new coal supply agreement (“CSA”). Additional information about the CSA is discussed under Coal Supply below and in Note 16 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K.

In the three months ended March 31, 2016, PNM revised its estimates of the December 31, 2017 projected book value of SJGS Units 2 and 3 and the other unrecoverable costs, which resulted in an expense of $0.8 million, which is reflected in regulatory disallowances and restructuring costs on the Condensed Consolidated Statement of Earnings. In addition, PNMR Development recorded an expense of $0.6 million for costs it was obligated to reimburse the other SJGS participants under the restructuring arrangement, which is included in other deductions on the Condensed Consolidated Statement of Earnings. At March 31, 2016, the carrying value for PNM’s current ownership share of SJGS Units 2 and 3 is comprised of plant in service of $471.3 million and accumulated depreciation and amortization of $197.2 million for a net undepreciated book value of $274.1 million, offset by 50% (which equals $128.2 million) of the anticipated December 31, 2017 undepreciated net book value of SJGS Units 2 and 3 that will not be recovered, resulting in the net carrying value for SJGS Units 2 and 3 being $145.9 million at March 31, 2016.

On January 14, 2016, NEE filed, with the NM Supreme Court, a Notice of Appeal of the NMPRC’s December 16, 2015 order. In addition, on February 5, 2016, NEE filed, with the NMPRC, a motion for reconsideration of that final order based on recent developments related to the loan made by NM Capital to facilitate the sale of SJCC, which is described under Coal Supply below. NEE alleged the loan is a transaction that, under the New Mexico Public Utility Act, requires prior NMPRC approval. PNM filed its response to NEE’s motion for reconsideration on February 18, 2016. The NEE motion was denied by operation of law because the NMPRC did not act on the motion.

On March 31, 2016, NEE filed, with the NMPRC, a complaint against PNM regarding the financing provided by NM Capital to facilitate the sale of SJCC. The complaint alleges that PNM failed to comply with its discovery obligation in the SJGS abandonment case and requests the NMPRC to investigate whether the financing transactions could adversely affect PNM’s ability to provide electric service to its retail customers. Consistent with NMPRC rules, the NMPRC ordered PNM to respond to the complaint by May 4, 2016.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SJGS Ownership Restructuring Matters – As discussed in Note 16 of the Notes to Consolidated Financial Statements in the 2015 Annual Report on Form 10-K, SJGS currently is jointly owned by PNM and eight other entities. In connection with the proposed retirement of SJGS Units 2 and 3, some of the SJGS participants expressed a desire to exit their ownership in the plant. As a result, the SJGS participants negotiated a restructuring of the ownership in SJGS and addressed the obligations of the exiting participants for plant decommissioning, mine reclamation, environmental matters, and certain future operating costs, among other items.

Following mediated negotiations, the SJGS participants executed the San Juan Project Restructuring Agreement (“RA”) on July 31, 2015. The RA provides the essential terms of restructured ownership and addresses other related matters, including that the exiting participants remain obligated for their proportionate shares of environmental, mine reclamation, and certain other legacy liabilities that are attributable to activities that occurred prior to their exit. PNMR Development became a party to the RA and will acquire an ownership interest in SJGS Unit 4 on the exit date, which is anticipated to be December 31, 2017, but has obligations related to Unit 4 before then. On the exit date, PNM and PNMR Development would acquire 132 MW and 65 MW of the capacity in SJGS Unit 4 from the exiting owners for no initial cost other than funding capital improvements, including the costs of installing SNCR and BDT equipment. PNMR currently anticipates that PNMR Development would transfer the rights and obligations related to the 65 MW to PNM prior to December 31, 2017 in order to facilitate dispatch of power from that capacity. As ordered by the NMPRC, PNM would treat the 65 MW as merchant utility plant that would be excluded from retail rates.

The RA became effective contemporaneously with the effectiveness of the new CSA. The effectiveness of the new CSA was dependent on the closing of the purchase of the existing coal mine operation by a new mine operator, which as discussed in Coal Supply below, occurred at 11:59 PM on January 31, 2016. The RA sets forth the terms under which PNM acquired the coal inventory of the exiting SJGS participants as of January 1, 2016 and will supply coal to the exiting participants for the period from January 1, 2016 through December 31, 2017, which arrangement provides economic benefits that are being passed on to PNM’s customers through the FPPAC.

Other SJGS Matters – Although the RA results in an agreement among the SJGS participants enabling compliance with current CAA requirements, it is possible that the financial impact of climate change regulation or legislation, other environmental regulations, the result of litigation, and other business considerations, could jeopardize the economic viability of SJGS or the ability or willingness of individual participants to continue participation in the plant.

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
PNM is continuing to evaluate the impacts of EPA’s BART determination for Four Corners. PNM estimates its share of costs to be up to $91.4 million, including amounts incurred through March 31, 2016 and PNM’s AFUDC, for post-combustion controls at Four Corners Units 4 and 5. PNM will seek recovery from its ratepayers of all costs that are ultimately incurred. PNM is unable to predict the ultimate outcome of this matter.

The Four Corners participants’ obligations to comply with EPA’s final BART determinations, coupled with the financial impact of climate change regulation or legislation, other environmental regulations, and other business considerations, could jeopardize the economic viability of Four Corners or the ability of individual participants to continue their participation in Four Corners.

On December 21, 2015, several environmental groups filed a notice of intent to sue the OSM and other federal agencies under the ESA alleging that OSM’s reliance on the Biological Opinion and Incidental Take Statement prepared in connection with

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

a federal environmental review was not in accordance with applicable law. The environmental review was undertaken as part of the DOI’s review process necessary to allow for the effectiveness of lease amendments and related rights-of-way renewals for Four Corners.  This review process also required separate environmental impact evaluations under NEPA and culminated in the issuance of a Record of Decision justifying the agency action extending the life of the plant and the adjacent mine.

On April 20, 2016, the same environmental groups filed a lawsuit against OSM and other federal agencies in the United States District Court for the District of Arizona.  Expanding upon the December 2015 ESA notice, the lawsuit alleges that these federal agencies violated both the ESA and NEPA in providing the federal approvals necessary to extend operations at Four Corners and the adjacent mine past July 6, 2016.  APS is monitoring the proceedings and intends to request the right to intervene in the litigation. PNM cannot predict the timing or outcome of this matter.

Carbon Dioxide Emissions
On August 3, 2015, EPA established final standards to limit CO2 emissions from power plants. EPA took three separate but related actions in which it: (1) established the final carbon pollution standards for new, modified and reconstructed power plants; (2) established the final Clean Power Plan to set standards for carbon emission reductions from existing power plants; and (3) released a proposed federal plan associated with the final Clean Power Plan. The Clean Power Plan was published on October 23, 2015. Multiple states, utilities, and trade groups subsequently filed petitions for review and motions to stay in the DC Circuit.

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

On January 21, 2016, the DC Circuit denied petitions to stay the Clean Power Plan. On January 26, 2016, 29 states and state agencies filed a petition to the US Supreme Court asking the court to reverse the DC Circuit’s decision and stay the implementation of the Clean Power Plan. On February 9, 2016, the US Supreme Court granted the applications to stay the Clean Power Plan pending judicial review of the rule.  The US Supreme Court issued a one-page order that stated, “The EPA rule to have states cut power sector carbon dioxide (CO2) emissions 32% by 2030 is stayed pending disposition of the applicants’ petitions for review in the United States Court of Appeals for the District of Columbia Circuit.” The vote was 5-4 among the US Supreme Court Justices. The decision means the Clean Power Plan is not in effect and states are not obliged to comply with its requirements. If the rule prevails through the legal challenges, states will be able to resume preparing state plans where they left off and should still have six more months to prepare initial plans and 2.5 years for final plans. The DC Circuit will hear oral arguments on the merits of the states’ case on June 2, 2016. A final ruling from that court might not come for months. The stay will remain in effect pending US Supreme Court review if such review is sought.

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
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

National Ambient Air Quality Standards (“NAAQS”)
The CAA requires EPA to set NAAQS for pollutants considered harmful to public health and the environment. EPA has set NAAQS for certain pollutants, including NOx, SO2, ozone, and particulate matter. In 2010, EPA updated the primary NOx and SO2 NAAQS to include a 1-hour maximum standard while retaining the annual standards for NOx and SO2 and the 24-hour SO2 standard. New Mexico is in attainment for the 1-hour NOx NAAQS. On May 13, 2014, EPA released the draft data requirements rule for the 1-hour SO2 NAAQS, which directs state and tribal air agencies to characterize current air quality in areas with large SO2 sources to identify maximum 1-hour SO2 concentrations. The proposed rule also describes the process and timetable by which air regulatory agencies would characterize air quality around large SO2 sources through ambient monitoring or modeling. This characterization will result in these areas being designated as attainment, nonattainment, or unclassified for compliance with the 1-hour SO2 NAAQS.  On March 2, 2015, the United States District Court for the Northern District of California approved a settlement that imposes deadlines for EPA to identify areas that violate the NAAQS standards for 1-hour SO2 emissions. The settlement results from a lawsuit brought by Earthjustice on behalf of the Sierra Club and the Natural Resources Defense Council under the CAA. The consent decree requires the following: (1) within 16 months of the consent decree entry, EPA must issue area designations for areas containing non-retiring facilities that either emitted more than 16,000 tons of SO2 in 2012 or emitted more than 2,600 tons with an emission rate of 0.45 lbs/MMBTU or higher in 2012; (2) by December 2017, EPA must issue designations for areas for which states have not adopted a new monitoring network under the proposed data requirements rule; and (3) by December 2020, EPA must issue designations for areas for which states have adopted a new monitoring network under the proposed data requirements rule.  SJGS and Four Corners SO2 emissions are below the tonnages set forth in 1) above. EPA regions sent letters to state environmental agencies explaining how EPA plans to implement the consent decree.  The letters outline the schedule that EPA expects states to follow in moving forward with new SO2 non-attainment designations. NMED did not receive a letter.

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

EPA finalized revisions to its NAAQS for fine particulate matter on December 14, 2012. PNM believes the equipment modifications required under its amended NSR air permit for the installation of SNCRs and installation of BDT equipment to reduce fugitive emissions, including NOx, SO2 and particulate matter, will assist the plant in complying with the particulate matter NAAQS.

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

On November 10, 2015, EPA proposed a rule revising its Exceptional Events Rule, which outlines the requirements for excluding air quality data (including ozone data) from regulatory decisions if the data are affected by events outside an area’s control. The proposed rule is timely in light of the new more stringent ozone NAAQS final rule since western states like New Mexico and Arizona are particularly subject to elevated background ozone transport from natural local sources such as wildfires, and transported via winds from distant sources, such as the stratosphere or another region or country.

On February 25, 2016, EPA released guidance on area designations, which states will use to determine their initial designation recommendations by October 1, 2016. EPA recommends that states and tribes use the three most recent years of quality assured monitoring data available (e.g., 2013 to 2015) to recommend designations. States and tribes may also have preliminary 2016 data that may be used. EPA will release final designations of attainment/nonattainment for areas by October 1, 2017. By October 2018, NMED must submit an infrastructure SIP that provides the basic air quality management program to implement

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the revised ozone standard. Due dates for SIPs for areas that have been designated as non-attainment for ozone are generally due within 36 months from the date of designation and are expected to be submitted to EPA by October 1, 2020.

Counties that exceed the ozone NAAQS would be designated as nonattainment for ozone. NMED would have responsibility for bringing nonattainment New Mexico counties into compliance and would look at all sources of NOx and volatile organic compounds since these are the pollutants that form ground-level ozone.

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

Four Corners Coal Mine

In 2012, several environmental groups filed a lawsuit in federal district court against the OSM challenging OSM’s 2012 approval of a permit revision which allowed for the expansion of mining operations into a new area of the mine that serves Four Corners (“Area IV North”). In April 2015, the court issued an order invalidating the permit revision, thereby prohibiting mining in Area IV North until OSM took action to cure the defect in its permitting process identified by the court. On December 29, 2015, OSM took action to cure the defect in its permitting process by issuing a revised environmental assessment and finding of no new significant impact, and reissued the permit. This action is subject to possible judicial review and PNM cannot predict the outcome.

WEG v. OSM NEPA Lawsuit

In February 2013, WEG filed a Petition for Review in the United States District Court of Colorado against OSM challenging federal administrative decisions affecting seven different mines in four states issued at various times from 2007 through 2012.  In its petition, WEG challenges several unrelated mining plan modification approvals, which were each separately approved by OSM.  Of the fifteen claims for relief in the WEG Petition, two concern SJCC’s San Juan mine.  WEG’s allegations concerning the San Juan mine arise from OSM administrative actions in 2008.  WEG alleges various NEPA violations against OSM, including, but not limited to, OSM’s alleged failure to provide requisite public notice and participation, alleged failure to analyze certain environmental impacts, and alleged reliance on outdated and insufficient documents.  WEG’s petition seeks various forms of relief, including a finding that the federal defendants violated NEPA by approving the mine plans; voiding, reversing, and remanding the various mining modification approvals; enjoining the federal defendants from re-issuing the mining plan approvals for the mines until compliance with NEPA has been demonstrated; and enjoining operations at the seven mines. SJCC intervened in this matter. The court granted SJCC’s motion to sever its claims from the lawsuit and transfer venue to the United States District Court for the District of New Mexico. Legal briefing is complete. A stay in this matter expired on April 1, 2016 and was not renewed although the parties continue to engage in settlement negotiations. If WEG ultimately obtains the relief it has requested, such a ruling could require significant expenditures to reconfigure operations at the San Juan mine, impact the production of coal, and impact the economic viability of the San Juan mine and SJGS. PNM cannot currently predict the outcome of this matter or the range of its potential impact.
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
PNM does not expect material changes as a result of any requirements that may be imposed upon SJGS related to cooling water intake structures. APS is currently in discussions with EPA Region 9, the National Pollutant Discharge Elimination System (“NPDES”) permit writer for Four Corners, to determine the scope of the impingement and entrainment requirements, which will, in turn, determine APS’s costs to comply with the rule. APS has indicated that it does not expect such costs to be material.

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

EPA signed the final Steam Electric Effluent Guidelines Rule on September 30, 2015. The final rule, which became effective on January 4, 2016, phases in the new, more stringent requirements in the form of effluent limits for arsenic, mercury, selenium, and nitrogen for wastewater discharged from wet scrubber systems and zero discharge of pollutants in ash transport water that must be incorporated into plants’ NPDES permits. Each plant must comply between 2018 and 2023 depending on when it needs a new/revised NPDES permit.

Because SJGS is zero discharge for wastewater and is not required to hold a NPDES permit, it is expected that minimal to no requirements will be imposed. Reeves Station, a PNM-owned gas-fired generating station, discharges cooling tower blowdown to a publicly owned treatment works and holds an NPDES permit. It is expected that minimum to no requirements will be imposed at Reeves.

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

The Superfund Oversight Section of the NMED also has conducted multiple investigations into the chlorinated solvent plume in the vicinity of the site of the former Santa Fe Generating Station. In February 2008, a NMED site inspection report was submitted to EPA, which states that neither the source nor extent of contamination has been determined and that the source may not be the former Santa Fe Generating Station. Results of tests conducted by NMED in April 2012 and April 2013 showed elevated concentrations of nitrate in three monitoring wells and an increase in free-phase hydrocarbons in another well. PNM conducted similar site-wide sampling activities in April 2014 and obtained results similar to the 2013 data. As part of this effort, PNM also collected a sample of hydrocarbon product for “fingerprint” analysis from a monitoring well located on the northeastern corner of the property.  This analysis indicated that the hydrocarbon product was a mixture of newer and older fuels, and the location of the monitoring well suggests that the hydrocarbon product is likely from offsite sources. PNM does not believe the former generating station is the source of the increased levels of free-phase hydrocarbons, but no conclusive determinations have been made. It is possible that PNM’s prior activities to remediate hydrocarbon contamination, as conducted under an NMED-approved plan, may have resulted in increased nitrate levels.  Additional testing and analysis will need to be performed before conclusions can be reached regarding the cause of the increased nitrate levels or the method and cost of remediation.  PNM is unable to predict the outcome of these matters.

Effective December 22, 2015, PNM and NMED entered into a memorandum of understanding to address changing groundwater quality conditions at the site. Under the memorandum, PNM will continue gasoline remediation of the site under the supervision of NMED and qualified costs of the work will be eligible for payment through the New Mexico Corrective Action Fund, which is administered by the NMED Petroleum Storage Tank Bureau. Among other things, money in the Corrective Action Fund is available to NMED to make payments to or on behalf of owners and operators for corrective action taken in accordance with statutory and regulatory requirements to investigate, minimize, eliminate or clean up a release. PNM has engaged a contractor to develop an initial work plan and cost estimates for specific groundwater remediation tasks for the Petroleum Storage Tank Bureau’s approval.
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

Other Commitments and Contingencies
Coal Supply
SJGS
The coal requirements for SJGS are supplied by SJCC, which through January 31, 2016 was a wholly owned subsidiary of BHP, under an underground coal sales agreement (“UG-CSA”) to supply processed coal for operation of SJGS through 2017. The parties to the UG-CSA were SJCC, PNM, and Tucson. SJCC holds certain federal, state, and private coal leases. Under the UG-CSA, SJCC was reimbursed for all costs for mining and delivering the coal, including an allocated portion of administrative costs, and received a return on its investment. In addition to coal delivered to meet the current needs of SJGS, PNM prepaid SJCC for certain coal mined but not yet delivered to the plant site. At March 31, 2016 and December 31, 2015, prepayments for coal, which are included in other current assets, amounted to $65.2 million and $49.0 million.
In conjunction with the activities undertaken to comply with the CAA for SJGS, as discussed above, PNM and the other owners of SJGS evaluated alternatives for the supply of coal to SJGS after the expiration of the UG-CSA. On July 1, 2015, PNM and Westmoreland Coal Company (“Westmoreland”) entered into a new coal supply agreement (“CSA”), pursuant to which Westmoreland will supply all of the coal requirements of SJGS through June 30, 2022. PNM and Westmoreland also entered into agreements under which Westmoreland will provide CCB disposal and mine reclamation services. Contemporaneous with the entry into the coal-related agreements, Westmoreland entered into a stock purchase agreement (the “Stock Purchase Agreement”) on July 1, 2015 to acquire all of the capital stock of SJCC. In addition, PNM, Tucson, SJCC, and SJCC’s owner entered into an agreement to terminate the existing UG-CSA upon the effective date of the new CSA.

The CSA became effective as of 11:59 PM on January 31, 2016, upon the closing under the Stock Purchase Agreement. Upon closing under the Stock Purchase Agreement, Westmoreland’s rights and obligations under the CSA and the agreements for CCB disposal and mine reclamation services were assigned to SJCC. Westmoreland has guaranteed SJCC’s performance under the CSA.

Pricing under the CSA is primarily fixed, adjusted to reflect general inflation. The pricing structure takes into account that SJCC has been paid for coal mined but not delivered, as discussed above. PNM has the option to extend the CSA, subject to negotiation of the term of the extension and compensation to the miner. In order to extend, PNM must give written notice of that intent by July 1, 2018 and the parties must agree to the terms of the extension by January 1, 2019. The RA sets forth terms under which PNM will supply coal to the SJGS exiting participants for the period from January 1, 2016 through December 31, 2017 and to the SJGS remaining participants over the term of the CSA. Coal costs under the CSA are significantly less than under the previous arrangement with SJCC. Since substantially all of PNM’s coal costs are passed through the FPPAC, the benefit of the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

reduced costs and the economic benefits of the coal inventory arrangement with the exiting owners are passed through to PNM’s customers.

In support of the closing under the Stock Purchase Agreement and to facilitate PNM customer savings, NM Capital, a wholly owned subsidiary of PNMR, provided funding of $125.0 million (the “Westmoreland Loan”) to Westmoreland San Juan, LLC (“WSJ”), a ring-fenced, bankruptcy-remote, special-purpose entity that is a subsidiary of Westmoreland, to finance the purchase price of the stock of SJCC (including an insignificant affiliate) under the Stock Purchase Agreement. NM Capital was able to provide the $125.0 million financing to WSJ by first entering into a $125.0 million term loan agreement (the “BTMU Term Loan Agreement”), among NM Capital, The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), as lender, and BTMU, as Administrative Agent. The BTMU Term Loan Agreement is effective as of February 1, 2016, has a maturity date of February 1, 2021, and bears interest at a rate based on LIBOR plus a customary spread. In connection with the BTMU Term Loan Agreement, PNMR, as parent company of NM Capital, entered into a Guaranty Agreement, dated as of February 1, 2016, with BTMU (the “Guaranty”). The BTMU Term Loan Agreement and the Guaranty include customary covenants, including requirements for PNMR to not exceed a maximum debt-to-capital ratio of 65%, and customary events of default consistent with PNMR’s other term loan agreements. In addition, the BTMU Term Loan Agreement has a cross default provision and a change of control provision.

The Westmoreland Loan is a $125.0 million loan agreement among NM Capital, as lender, WSJ, as borrower, SJCC and its affiliate, as guarantors, BTMU, as Administrative Agent, and MUFG Union Bank, N.A., as Depository Bank. The Westmoreland Loan is effective as of February 1, 2016, and has a maturity date of February 1, 2021. The Westmoreland Loan initially bears interest at a 7.25% rate plus LIBOR and escalates over time. The Westmoreland Loan has been structured to encourage prepayments and early retirement of the debt. WSJ must pay principal and interest quarterly to NM Capital in accordance with an amortization schedule. In addition, the Westmoreland Loan requires that all cash flows of WSJ, in excess of normal operating expenses, capital additions, and operating reserves, be utilized for principal and interest payments under the loan until it is fully repaid. The Westmoreland Loan is secured by the assets of and the equity interests in SJCC and its affiliate. The Westmoreland Loan also includes customary representations and warranties, covenants, and events of default. There are no prepayment penalties.

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

In connection with certain mining permits relating to the operation of the San Juan mine, SJCC is required to post reclamation bonds of $161.6 million with the New Mexico Mining and Minerals Division (“NMMMD”). In April 2016, NMMMD reduced SJCC’s bonding requirements to $118.7 million. In order to facilitate the posting of reclamation bonds by Zurich American Insurance Company (“Zurich”) on behalf of SJCC, a Reclamation Bond Agreement (the “Reclamation Bond Agreement”) among PNMR, Westmoreland, and SJCC was entered into with Zurich. In connection with the Reclamation Bond Agreement, PNMR used $40.0 million of the available capacity under the PNMR Revolving Credit Facility to support a bank letter of credit arrangement (the “Zurich Letter of Credit”) with Zurich. The Reclamation Bond Agreement provides, among other things, (i) certain obligations for PNMR to provide to Zurich, within 180 days, security interests in the Reclamation Trusts of WSJ and the SJGS owners, and (ii) if PNMR is unable to provide security interests in the Reclamation Trusts of certain SJGS owners (the “Base Security Interests”), PNMR, Westmoreland (subject to obtaining certain amendments or consents under its senior debt and credit facilities), and SJCC will be responsible, jointly and severally, to provide additional collateral to support the then outstanding reclamation bond amount, which will remain in place until such time as PNMR is able to provide the Base Security Interests. The Zurich Letter of Credit will be terminated upon PNMR providing security interests in the Reclamation Trusts of all SJGS owners. Also, the Zurich Letter of Credit will be proportionally reduced if PNMR is able to provide, in addition, to the Base Security Interests, security interests in the Reclamation Trusts of some, but not all, of the other SJGS owners or if the initial reclamation bonds amount is reduced. The reclamation bonds may be replaced or otherwise released at any time by SJCC with the concurrence of NMMMD. PNM cannot predict if it will be able to obtain any such security interests or the impacts of not being able to do so.

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
In 2015, PNM updated its final reclamation costs estimates to reflect the terms of the new reclamation services agreement with Westmoreland, discussed above, and changes resulting from the approval of the 2015 SJCC Mine Permit Plan. The 2015 reclamation cost estimate reflects that the scope and pricing structure of the reclamation service agreement with Westmoreland would significantly increase reclamation costs. In addition, design plan changes, updated regulatory expectation, and common mine reclamation practices incorporated into the 2015 SJCC Mine Permit reflect an increase in the 2015 reclamation cost estimate. The impacts of these increases, amounting to $16.5 million, were recorded at December 31, 2015. The current estimate for decommissioning the Four Corners mine reflects the operation of the mine through 2031, the term of the new agreement for coal supply.
Based on the 2015 estimates and PNM’s current ownership share of SJGS, PNM’s remaining payments for mine reclamation, in future dollars, are estimated to be $97.6 million for the surface mines at both SJGS and Four Corners and $118.9 million for the underground mine at SJGS as of March 31, 2016. At March 31, 2016 and December 31, 2015, liabilities, in current dollars, of $38.7 million and $38.8 million for surface mine reclamation and $11.7 million and $11.4 million for underground mine reclamation were recorded in other deferred credits.
On June 1, 2012, the SJGS owners entered into a trust funds agreement to provide funding to compensate SJCC for post-term reclamation obligations under the UG-CSA. As part of the restructuring of SJGS ownership (see SJGS Ownership Restructuring Matters above), the SJGS owners and PNMR Development negotiated the terms of an amended agreement to fund post-term reclamation obligations under the CSA. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable Reclamation Trust, and periodically deposit funding into the Reclamation Trust for the owner’s share of the mine reclamation obligation. Deposits, which are based on funding curves, must be made on an annual basis. As part of the restructuring of SJGS ownership discussed above, the SJGS participants agreed to adjusted interim trust funding levels. Based on the existing trust fund balance at March 31, 2016, PNM’s required contributions to its Reclamation Trust fund would be $4.0 million in 2016 and $4.7 million in 2017.
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

SJCC utilized the CHM technique from 2000 to 2003 and, with the approval of the Farmington, New Mexico Field Office of BLM to reclassify the final highwall as underground reserves, applied the 8.0% underground mining royalty rate to coal mined using CHM and sold to SJGS.  In March 2001, SJCC learned that the DOI Minerals Management Service (“MMS”) disagreed with the application of the underground royalty rate to CHM.  In August 2006, SJCC and MMS entered into an agreement tolling the statute of limitations on any administrative action to recover unpaid royalties until BLM issued a final, non-appealable determination as to the proper rate for CHM-mined coal.  The proposed BLM rulemaking has the potential to terminate the tolling provision of the settlement agreement, and underpaid royalties of approximately $5 million for SJGS would become due if the proposed BLM rule is adopted as proposed.  PNM’s share of any amount that is ultimately paid would be approximately 46.3%, none of which would be passed through PNM’s FPPAC. PNM is unable to predict the outcome of this matter.
Four Corners Severance Tax Assessment

On May 23, 2013, the New Mexico Taxation and Revenue Department (“NMTRD”) issued a notice of assessment for coal severance surtax, penalty, and interest totaling approximately $30 million related to coal supplied under the coal supply agreement for Four Corners. For procedural reasons, on behalf of the Four Corners co-owners, including PNM, the coal supplier made a partial payment of the assessment and immediately filed a refund claim with respect to that partial payment in August 2013. NMTRD denied the refund claim. On December 19, 2013, the coal supplier and APS, on its own behalf and as operating agent for Four Corners, filed a complaint in the New Mexico District Court contesting both the validity of the assessment and the refund claim denial. On June 30, 2015, the court ruled that the assessment was not valid and further ruled that APS and the other Four Corners co-owners receive a refund of all of the contested amounts previously paid under the applicable tax statute. NMTRD filed a notice of appeal with the New Mexico Court of Appeals on August 31, 2015. In March 2016, the parties settled this matter. PNM’s share of the settlement is $0.1 million in addition to amounts previously paid.

PVNGS Liability and Insurance Matters
Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan. In accordance with this act, the PVNGS participants have insurance for public liability exposure for a nuclear incident totaling $13.5 billion per occurrence. PVNGS maintains the maximum available nuclear liability insurance in the amount of $375 million, which is provided by American Nuclear Insurers. The remaining balance of $13.1 billion is provided through a mandatory industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the program exceed the accumulated funds, PNM could be assessed retrospective premium adjustments. Based on PNM’s 10.2% interest in each of the three PVNGS units, PNM’s maximum potential retrospective premium assessment per incident for all three units is $38.9 million, with a maximum annual payment limitation of $5.8 million, to be adjusted periodically for inflation.

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
In a separate matter, in September 2012, 43 landowners claiming to be Navajo allottees filed a notice of appeal with the BIA appealing a March 2011 decision of the BIA Regional Director regarding renewal of a right-of-way for a PNM transmission line. The allottees, many of whom are also allottees in the above matter, generally allege that they were not paid fair market value for the right-of-way, that they were denied the opportunity to make a showing as to their view of fair market value, and thus denied due process. On January 6, 2014, PNM received notice that the BIA, Navajo Region, requested a review of an appraisal report on 58 allotment parcels. After review, the BIA concluded it would continue to rely on the values of the original appraisal. On March 27, 2014, while this matter was stayed, the allottees filed a motion to dismiss their appeal with prejudice.  On April 2, 2014, the allottees’ appeal was dismissed with prejudice. Subsequent to the dismissal, PNM received a letter from counsel on behalf of what appears to be a subset of the 43 landowner allottees involved in the appeal, notifying PNM that the specified allottees were revoking their consents for renewal of right of way on six specific allotments.  On January 22, 2015, PNM received a letter from the BIA Regional Director identifying ten allotments with rights-of-way renewals that were previously contested.  The letter indicated that the renewals were not approved by the BIA because the previous consent obtained by PNM was later revoked, prior to BIA approval, by the majority owners of the allotments. It is the BIA Regional Director’s position that PNM must re-obtain consent from these landowners. On July 13, 2015, PNM filed a condemnation action in the United States District Court for the District of New Mexico regarding the approximately 15.49 acres of land at issue. On December 1, 2015, the court ruled that PNM could not condemn 2 of the 5 allotments at issue based on the Navajo Nation’s fractional interest in the land. PNM’s motion for reconsideration of this ruling was denied. On March 31, 2016, the Tenth Circuit granted PNM’s petition to appeal the December 1, 2015 ruling. On September 18, 2015, the allottees filed a separate complaint against PNM for federal trespass. Both matters have been consolidated and are stayed while PNM pursues its appeal before the Tenth Circuit. PNM cannot predict the outcome of these matters.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12)	Regulatory and Rate Matters

The Company is involved in various regulatory matters, some of which contain contingencies that are subject to the same uncertainties as those described in Note 11. Additional information concerning regulatory and rate matters is contained in Note 17 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K.
PNM

New Mexico General Rate Case

On August 27, 2015, PNM filed an application with the NMPRC for a general increase in retail electric rates. The application proposes a revenue increase, including base fuel revenues, of $123.5 million, is based on a future test year (“FTY”) period beginning October 1, 2015, and proposes a ROE of 10.5%. The primary drivers of PNM’s identified revenue deficiency are the cost of infrastructure investments, including depreciation expense based on an updated depreciation study, and a decline in energy sales as a result of PNM’s successful energy efficiency programs and economic factors. The application includes several proposed changes in rate design to establish fair and equitable pricing across rate classes and to better align cost recovery with cost causation. Specific rate design proposals include higher customer and demand charges, a revenue decoupling pilot program applicable to residential and small commercial customers, a re-allocation of revenue among PNM’s customer classes, a new economic development rate, and continuation of PNM’s renewable energy rider. PNM requested that the proposed new rates become effective beginning in July 2016. On March 2, 2016, the NMPRC required PNM to file supplemental testimony regarding the treatment of renewable energy in PNM’s FPPAC due to issues identified in PNM’s 2016 renewable energy procurement plan and extended the rate suspension period by one month. As ordered by the NMPRC, PNM filed supplemental testimony in the electric rate case demonstrating that PNM’s FPPAC is designed to properly recover its fuel and purchased power expenses. See Renewable Portfolio Standard below. A public hearing on the proposed new rates was held in April 2016. PNM is unable to predict the outcome of this matter.

Renewable Portfolio Standard
The REA establishes a mandatory RPS requiring a utility to acquire a renewable energy portfolio equal to 10% of retail electric sales by 2011, 15% by 2015, and 20% by 2020. PNM files annual renewable energy procurement plans for approval by the NMPRC. The NMPRC requires renewable energy portfolios to be “fully diversified.” The current diversity requirements, which are subject to the limitation of the RCT, are minimums of 30% wind, 20% solar, 3% distributed generation, and 5% other.
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

PNM filed its 2016 renewable energy procurement plan on June 1, 2015. The plan met RPS and diversity requirements within the RCT in 2016 and 2017 using existing resources and does not propose any significant new procurements. The NMPRC approved the plan in November 2015, and, after granting a rehearing motion to consider issues regarding the rate treatment of certain customers eligible for a cap on RPS procurement costs and customers exempt from RPS procurement costs, the NMPRC again approved the plan in an order issued on February 3, 2016. In this order, the NMPRC deferred issues related to capped and exempt customers to PNM’s pending rate case and to a new case, which the NMPRC subsequently initiated through issuance of an order to show cause. The rate case and show cause proceedings will examine whether PNM miscalculated the FPPAC factor and base fuel costs in its treatment of renewable energy costs and application of the renewable procurement cost caps and exemptions. PNM’s response to the show cause order is due May 10, 2016. PNM cannot predict the outcome of this matter.
Renewable Energy Rider
The NMPRC has authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per KWh basis. The rider will terminate upon a final order in PNM’s pending rate case unless the NMPRC authorizes PNM to continue it. As a separate component of the rider, if PNM’s earned return on jurisdictional equity in a calendar year, adjusted for weather and

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

other items not representative of normal operations, exceeds 10.5%, PNM would be required to refund the amount over 10.5% to customers during May through December of the following year. On April 1, 2016, PNM made a compliance filing at the NMPRC showing that its jurisdictional equity return did not exceed 10.5% in 2015.

In its 2016 renewable energy procurement plan case, PNM proposed to collect $42.4 million in 2016. The 2016 rider adjustment was approved as part of the final order issued February 3, 2016 approving the 2016 renewable energy plan.

Energy Efficiency and Load Management

Public utilities are required by the Efficient Use of Energy Act to achieve specified levels of energy savings and to obtain NMPRC approval to implement energy efficiency and load management programs. In 2013, this act was amended to set an annual program budget equal to 3% of an electric utility’s annual revenue. PNM’s costs to implement approved programs are recovered through a rate rider.

2016 Energy Efficiency Program Application

On April 15, 2016, PNM filed an application for energy efficiency and load management programs to be offered in 2017. The proposed program portfolio consists of ten programs with a total budget of $28.0 million. The application also seeks approval of an incentive of $2.4 million based on target savings of 75 GWh. The actual incentive will be based upon actual savings achieved. PNM cannot predict the outcome of this matter.
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

Integrated Resource Plan
NMPRC rules require that investor owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first four years of that period. PNM filed its 2014 IRP on July 1, 2014. The four-year action plan was consistent with the replacement resources identified in PNM’s application to retire SJGS Units 2 and 3. PNM indicated that it planned to meet its anticipated long-term load growth with a combination of additional renewable energy resources, energy efficiency, and natural gas-fired facilities. Consistent with statute and NMPRC rule, PNM incorporated a public advisory process into the development of its 2014 IRP. On July 31, 2014, several parties requested the NMPRC not to accept the 2014 IRP as compliant with NMPRC rule because to do so could affect the pending proceeding on PNM’s application to abandon SJGS Units 2 and 3 and for CCNs for certain replacement resources (Note 11) and because they asserted that the IRP does not conform to the NMPRC’s IRP rule. Certain parties also asked that further proceedings on the IRP be held in abeyance until the conclusion of the pending abandonment/CCN proceeding. The NMPRC issued an order in August 2014 that docketed a case to determine whether the IRP complies with applicable NMPRC rules. The order also held the case in abeyance pending the issuance of final, non-appealable orders in PNM’s 2015 renewable energy procurement plan case and its application to retire SJGS Units 2 and 3. The final order regarding PNM’s application to abandon SJGS Units 2 and 3 described in Note 11 states that the NMPRC will issue a Notice of Proposed Dismissal in the 2014 IRP docket. Such notice has not yet been issued.
San Juan Generating Station Units 2 and 3 Retirement
On December 16, 2015, the NMPRC issued an order approving PNM’s retirement of SJGS Units 2 and 3 on December 31, 2017. On January 14, 2016, NEE filed an appeal of the final order with the NM Supreme Court. Additional information concerning the NMPRC filing and related proceedings is set forth in Note 11.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Application for Certificate of Convenience and Necessity

On June 30, 2015, PNM filed an application for a CCN for a 187 MW gas plant to be located at SJGS. This resource was identified as a replacement resource in PNM’s application to retire SJGS Units 2 and 3. On February 12, 2016, PNM filed a motion to withdraw its application and stated that it would file either a new CCN application for a gas-fueled resource or a report on the status of that application. On April 26, 2016, PNM filed an application for a 80 MW gas plant to be located at SJGS. The plant would consist of two 40 MW aeroderivative units. The projected cost of the plant is $86.8 million, which is included in PNM’s current construction expenditure forecast. PNM has requested a final order from the NMPRC by December 1, 2016 to facilitate a June 2018 in-service date. PNM cannot predict the outcome of this proceeding.

Advanced Metering Infrastructure Application

On February 26, 2016, PNM filed an application with the NMPRC requesting approval of a project to replace its existing customer metering equipment with Advanced Metering Infrastructure (“AMI”). The application also asks the NMPRC to authorize the recovery of the cost of the project, up to $87.2 million, in future ratemaking proceedings, as well as to approve the recovery of the remaining undepreciated investment in existing metering equipment estimated to be approximately $33 million at the date of implementation and the costs of customer education and severance for any affected employees. PNM does not intend to proceed with the AMI project unless the NMPRC approves the application. A public hearing has been scheduled to begin August 22, 2016. PNM cannot predict the outcome of this matter.
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
On March 1, 2013, FERC issued an order (1) accepting PNM’s revisions to its rates for filing and suspending the proposed revisions to become effective August 2, 2013, subject to refund; (2) directing PNM to submit a compliance filing to establish its ROE using the median, rather than the mid-point, of the ROEs from a proxy group of companies; (3) directing PNM to submit a compliance filing to remove from its rate proposal the acquisition adjustment related to PNM’s 60% ownership of the EIP transmission line, which was acquired in 2003; and (4) setting the proceeding for hearing and settlement judge procedures. On April 1, 2013, PNM made the required compliance filing. PNM would be allowed to make a separate filing related to recovery of the EIP acquisition adjustment. On August 2, 2013, new rates went into effect, subject to refund. In June 2013, May 2014, and March 2015, PNM made additional filings incorporating final 2012, 2013, and 2014 data into the formula rate request. On March 20, 2015, PNM along with five other parties entered into a settlement agreement, which was filed at FERC. The settlement reflects a ROE of 10% and results in an annual increase of $1.3 million above the rates approved in the previous rate case. Additionally, the parties filed a motion to implement the settled rates effective April 1, 2015. On March 25, 2015, the ALJ issued an order authorizing the interim implementation of settled rates beginning on April 1, 2015, subject to refund. In May 2015, the settlement judge recommended that FERC approve the settlement. On March 17, 2016, FERC approved the settlement.
Firm-Requirements Wholesale Customers – Navopache Electric Cooperative, Inc.

As discussed in Note 17 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K, NEC filed a petition on April 8, 2015 for a declaratory order requesting that FERC find that NEC can purchase an unlimited amount of power and energy from third party supplier(s) under its PSA with PNM. Following proceedings before a settlement judge, PNM and NEC entered into, and filed with FERC, a settlement agreement on October 29, 2015 that includes certain amendments to the PSA and related contracts on file with FERC. FERC approved the settlement on January 21, 2016. Under the settlement agreement, PNM will serve all of NEC’s load in 2016 at reduced demand and energy rates from those under the PSA. Beginning January 1,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2016, NEC will also pay certain third-party transmission costs that it did not pay in 2014 and partially paid in 2015. The PSA and related transmission agreements will terminate on December 31, 2016. In 2017, PNM will serve 10 MW of NEC’s load under a short term coordination tariff at a rate lower than provided under the PSA. In the three months ended March 31, 2016 and 2015, revenues from NEC were $5.4 million and $7.1 million under the PSA.
TNMP
Advanced Meter System Deployment
In July 2011, the PUCT approved a settlement and authorized an AMS deployment plan that permits TNMP to collect $113.4 million in deployment costs through a surcharge over a 12-year period. TNMP began collecting the surcharge on August 11, 2011. Deployment of advanced meters began in September 2011 and is scheduled to be completed over a 5-year period.
The PUCT adopted a rule on August 15, 2013 creating a non-standard metering service for retail customers choosing to decline standard metering service via an advanced meter. The cost of providing non-standard metering service is to be borne by opt-out customers through an initial fee and ongoing monthly charge. As approved by the PUCT, TNMP is recovering $0.2 million in costs through initial fees ranging from $63.97 to $168.61 and ongoing annual expenses of $0.5 million through a $36.78 monthly fee. These amounts presume up to 1,081 consumers will elect the non-standard meter service, but TNMP has the right to adjust the fees if the number of anticipated consumers differs from that estimate. As of April 22, 2016, 98 customers have made the election. TNMP does not expect the implementation of non-standard metering service to have a material impact on its financial position, results of operations, or cash flows.

On October 2, 2015, TNMP filed a reconciliation of the costs and savings of its AMS deployment program with the PUCT. Those costs include $71.0 million in capital costs and $18.0 million in operation and maintenance expenses. However, since the deployment is not complete and the total program costs to date are $1.5 million below the original approved forecasts, TNMP did not request a change to its monthly surcharge amount. On January 8, 2016, the PUCT staff recommended that the PUCT approve TNMP’s reconciliation without adjustment and the PUCT accepted that recommendation on March 25, 2016.

Transmission Cost of Service Rates
TNMP can update its transmission rates twice per year to reflect changes in its invested capital. Updated rates reflect the addition and retirement of transmission facilities, including appropriate depreciation, federal income tax and other associated taxes, and the approved rate of return on such facilities. The following sets forth TNMP’s recent interim transmission cost rate increases:

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(in millions)
September 8, 2014	$25.2	$4.2
March 16, 2015	27.1	4.4
September 10, 2015	7.0	1.4
March 23, 2016	25.8	4.3

(13)	Income Taxes

In 2013, New Mexico House Bill 641 reduced the New Mexico corporate income tax rate from 7.6% to 5.9%. The rate reduction is being phased-in from 2014 to 2018. In accordance with GAAP, PNMR and PNM adjusted accumulated deferred income taxes to reflect the tax rate at which the balances are expected to reverse during the period that includes the date of enactment, which was in the year ended December 31, 2013. At that time, the portion of the adjustment related to PNM’s regulated activities was recorded as a reduction in deferred tax liabilities, which was offset by an increase in a regulatory liability, on the assumption that PNM will be required to return the benefit to customers over time. In addition, the portion of the adjustment that is not related to PNM’s regulated activities was recorded in PNMR’s Corporate and Other segment as a reduction in deferred tax assets and an increase in income tax expense. Changes in the estimated timing of reversals of deferred tax assets and liabilities will result in

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

refinements of the impacts of this change in tax rates being recorded periodically until 2018, when the rate reduction is fully phased in. In the three months ended March 31, 2016 and 2015, PNM’s regulatory liability was reduced by $7.1 million and $2.0 million, which increased deferred tax liabilities. Deferred tax assets not related to PNM’s regulatory activities were: reduced by $0.7 million in the three months ended March 31, 2016, increasing income tax expense by $0.8 million for PNM and reducing income tax expense by $0.1 million for the Corporate and Other segment; and increased by $0.7 million in the three months ended March 31, 2015, reducing income tax expense by $0.5 million for PNM and $0.2 million for the Corporate and Other segment.

In 2008, fifty percent bonus tax depreciation was enacted as a temporary two-year stimulus measure as part of the Economic Stimulus Act of 2008. Bonus tax depreciation in various forms has been continuously extended since that time, most recently by the Protecting Americans from Tax Hikes Act of 2015. The 2015 act extends and phases-out bonus tax depreciation through 2019. As a result of the net operating loss carryforwards for income tax purposes created by bonus depreciation, and reduced future income taxes payable resulting from New Mexico House Bill 641, certain tax carryforwards are not expected to be utilized before their expiration. In accordance with GAAP, PNMR and PNM have impaired the tax carryforwards which were not expected to be utilized prior to their expiration. During the three months ended March 31, 2015, the impairment of the New Mexico net operating loss carryforward recorded in 2014 was refined, resulting in an additional impairment of $1.0 million, after federal income tax benefit, $0.7 million of which was recorded by PNM and $0.3 million was recorded in the Corporate and Other segment. TNMP had no such impairment in 2015. The Company has not recorded any impairments in 2016.

(14)	Related Party Transactions

PNMR, PNM, and TNMP are considered related parties as defined under GAAP. PNMR Services Company provides corporate services to PNMR and its subsidiaries in accordance with shared services agreements. The table below summarizes the nature and amount of related party transactions of PNMR, PNM, and TNMP:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Services billings:
PNMR to PNM	$22,734	$22,727
PNMR to TNMP	7,048	7,078
PNM to TNMP	106	92
TNMP to PNMR	10	10
Interest billings:
PNMR to TNMP	50	79
PNMR to PNM	—	6
PNM to PNMR	36	29
Income tax sharing payments:
PNMR to PNM	—	—
PNMR to TNMP	—	—

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

MD&A FOR PNMR

EXECUTIVE SUMMARY
Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 762,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP.
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

On August 27, 2015, PNM filed an application with the NMPRC for a general increase in retail electric rates. The application proposes a revenue increase of $123.5 million, including base fuel revenues. The application is based on a future test year (“FTY”) beginning October 1, 2015 and a ROE of 10.5%. The primary drivers of PNM’s identified revenue deficiency are infrastructure investments and declines in forecasted energy sales as a result of PNM’s successful energy efficiency programs and other economic factors. The application includes several proposed changes to rate design to establish fair and equitable pricing across rate classes and to better align cost recovery with cost causation. Specific rate design proposals include increased customer and demand charges, a revenue decoupling pilot program applicable to residential and small commercial customers, a re-allocation of revenue among PNM’s customer classes, a new economic development rate, and continuation of PNM’s renewable energy rider. Hearings were held in April 2016 and new rates are expected to become effective in the third quarter of 2016.

The PUCT has approved mechanisms that allow TNMP to recover capital invested in transmission and distribution projects without having to file a general rate case, which allows for more timely recovery. The PUCT has also approved riders that allow TNMP to recover amounts related to AMS, energy efficiency, third-party transmission costs, and the CTC. The NMPRC has approved rate riders for renewable energy and energy efficiency that allow for more timely recovery of investments and improve PNM’s ability to earn its authorized return.

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

On October 29, 2015, PNM and NEC entered into, and filed with FERC, a settlement agreement that includes amendments to the PSA and related contracts. FERC approved the settlement in January 2016. Under the agreement, PNM will serve all of NEC’s load in 2016 at reduced demand and energy rates from those under the PSA. Beginning January 1, 2016, NEC will also pay certain third-party transmission costs that it did not pay in 2014 and only partially paid in 2015. The PSA will terminate on December 31, 2016. In 2017, PNM will continue to serve 10 MW of NEC’s load under a short-term coordination tariff at a rate lower than provided under the PSA, but higher than prices currently available under short-term market rates. For the three months ended March 31, 2016 and 2015, revenues were $5.4 million and $7.1 million under the PSA. Although the settlement agreement will negatively impact results of operations in 2016 and 2017, PNM expects to be able to mitigate these impacts through market sales of power that would have been sold to NEC, reductions in fuel and transmission expenses, and other measures. PNM anticipates that, in future general rate cases, assets and costs previously assigned to serve NEC will be reassigned, primarily to retail customers.

PNM filed a request with FERC for an increase in rates charged to transmission customers based on a formula rate mechanism. On March 20, 2015, PNM along with five other parties entered into a settlement agreement, which FERC approved on March 17, 2016. The settlement reflects a ROE of 10% and results in an annual increase in rates of $1.3 million above the rates approved in the previous case.

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

Additional information about rate filings is provided in Note 17 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K and in Note 12.
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

Maintaining Solid Investment Grade Credit Ratings
The Company is committed to maintaining investment grade credit ratings in order to reduce the cost of debt financing and to help ensure access to credit markets, when required. See the subheading Liquidity included in the full discussion of Liquidity and Capital Resources below for the specific credit ratings for PNMR, PNM, and TNMP. Currently, all of the credit ratings issued by both Moody’s and S&P on the Company’s debt are investment grade with a stable outlook.

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

Reliable and Affordable Power
PNMR and its utilities are aware of the important roles they play in enhancing economic vitality in their New Mexico and Texas service territories. Management believes that maintaining strong and modern electric infrastructure is critical to ensuring reliability and supporting economic growth. When considering expanding or relocating to other communities, businesses consider energy affordability and reliability to be important factors. PNM and TNMP strive to balance service affordability with infrastructure investment to maintain a high level of electric reliability and to deliver a superior customer experience. The utilities also work to ensure that rates reflect the actual costs of providing service.
Investing in PNM’s and TNMP’s infrastructure is critical to ensuring reliability and meeting future energy needs. Both utilities have long-established records of providing customers with reliable electric service. Through 2014, both PNM and TNMP ranked in the top quartile nationally for reliability for three out of the previous five years. In 2014, PNM delivered its best reliability performance in the past seven years and TNMP’s reliability was its best in a decade. PNM anticipates again being in the electric utility industry top quartile for 2015 despite 2015 being one of the wettest years on record in New Mexico, whereas TNMP’s reliability was more negatively impacted by violent weather events accompanied with record amounts of rain in certain areas of Texas.
In September 2011, TNMP began its deployment of advanced meters for homes and businesses across its Texas service area. Through March 31, 2016, TNMP had completed installation of more than 226,000 advanced meters, which is approximately 94% of the anticipated total. TNMP’s deployment is expected to be completed in 2016. As part of the State of Texas’ long-term initiative to create an advanced electric grid, installation of advanced meters will ultimately give consumers more data about their energy consumption and help them make more informed decisions. In addition, TNMP recently completed installation of a new outage management system that will leverage capabilities of the advanced metering infrastructure to enhance TNMP’s responsiveness to outages.

On February 26, 2016, PNM filed an application with the NMPRC requesting approval of a project to replace its existing customer metering equipment with Advanced Metering Infrastructure (“AMI”). The application also asks the NMPRC to authorize the recovery of the cost of the project, up to $87.2 million, in future ratemaking proceedings, as well as to approve the recovery of the remaining undepreciated investment in existing metering equipment estimated to be approximately $33 million and the costs of customer education and severance for any affected employees. PNM does not intend to proceed with the AMI project unless the Commission approves the application. A public hearing has been scheduled to begin August 22, 2016. PNM cannot predict the outcome of this matter.

During the 2013 to 2015 period, PNM and TNMP together invested $1,302.4 million in utility plant, including substations, power plants, nuclear fuel, and transmission and distribution systems. In 2012, PNM announced plans for the 40 MW natural gas-fired La Luz peaking generating station to be located near Belen, New Mexico. Construction began in April 2015 and the facility went into service in December 2015. In addition, on January 15, 2016, PNM completed the $163.3 million acquisition of 64 MW of capacity in PVNGS Unit 2 that had previously been leased to PNM.

NMPRC rules require that investor-owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first four years of that period. PNM filed its 2014 IRP on July 1, 2014. The four-year action plan was consistent with the replacement resources identified in PNM’s application to retire SJGS Units 2 and 3. PNM indicated that it planned to meet its anticipated energy demand with a combination of additional renewable energy resources, energy efficiency, and natural gas-fired facilities. In mid-2016, PNM will begin its process for the 2017 IRP that is to be filed by July 1, 2017.
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
•Increasing energy efficiency participation

PNM continues its efforts to reduce the amount of fresh water used to make electricity (about 25% more efficient than in 2002). Continued growth in PNM’s fleet of solar, wind, and geothermal energy sources, energy efficiency programs, and innovative uses of gray water and air-cooling technology have contributed to this reduction. Water usage will continue to decline as PNM substitutes less fresh-water-intensive generation resources to replace SJGS Units 2 and 3 starting in 2018 (water consumption at that plant will be reduced by around 50%). Focusing on responsible stewardship of New Mexico’s scarce water resources improves PNM’s water-resilience in the face of persistent drought and ever-increasing demands for water to spur the growth of New Mexico’s economy. In addition to the above areas of focus, the Company is working to reduce the amount of solid waste going to landfills through increased recycling and reduction of waste. The Company has performed well in this area in the past and expects to continue to do so in the future.
Renewable Energy
PNM’s renewable procurement strategy includes utility-owned solar capacity, as well as wind and geothermal energy purchased under PPAs. As of December 31, 2015, PNM had 107 MW of utility-owned solar capacity, including 40 MW completed in 2015. The application for a general rate increase discussed above includes recovery of the costs associated with the new 40 MW solar facilities. In addition, PNM purchases power from a customer-owned distributed solar generation program that had an installed capacity of 52.2 MW at March 31, 2016. PNM also owns the 500 KW PNM Prosperity Energy Storage Project, which uses advanced batteries to store solar power and dispatch the energy either during high-use periods or when solar production is limited. The project features one of the largest combinations of battery storage and PV energy in the nation and involves extensive research and development of advanced grid concepts. The facility was the nation’s first solar storage facility fully integrated into a utility’s power grid. Since 2003, PNM has purchased the output from a 204 MW wind facility and began purchasing the output of another existing 102 MW wind energy center on January 1, 2015. PNM has a 20-year agreement to purchase energy from a geothermal facility built near Lordsburg, New Mexico. The facility began providing power to PNM in January 2014. The current capacity of the facility is 4 MW and future expansion may result in up to 9 MW of generation capacity. PNM also purchases RECs as necessary to meet the RPS.

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

SJGS
On December 16, 2015, PNM received NMPRC approval for the plan to comply with the EPA regional haze rule at SJGS in a manner that minimizes the cost impact to customers while still achieving broad environmental benefits. Under the approved plan, the installation of SNCRs on SJGS Units 1 and 4 was completed in early 2016 and Units 2 and 3 will be retired by the end of 2017. The plan provides for similar visibility improvements, but at a lower cost to PNM customers than a previous EPA ruling that would have required the installation of more expensive SCRs on all four units at SJGS. It has the added advantage of reducing other emissions beyond NOx, including SO2, particulate matter, CO2, and mercury, as well as reducing water usage. Additional information about BART at SJGS is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K and in Note 11.

As provided in the order approving the plan, PNM:

•
Will retire SJGS Units 2 and 3 (PNM’s current ownership interest totals 418 MW) at December 31, 2017 and recover, over 20 years, 50% (currently estimated to be approximately $128.2 million) of their undepreciated net book value at that date and earn a regulated return on those costs

•
Is granted a CCN to acquire an additional 132 MW in SJGS Unit 4, with an initial book value of zero, plus SNCR costs and whatever portion of BDT costs the NMPRC determines to be reasonable and prudent to be allowed for recovery in rates

•	Is granted a CCN for 134 MW of PVNGS Unit 3 with an initial rate base value equal to the book value as of December 31, 2017 (estimated to be approximately $150 million)

•	Is authorized to acquire 65 MW of SJGS Unit 4 as merchant utility plant, which will not be included in rates charged to retail customers

•
Will accelerate recovery of SNCR costs on SJGS Units 1 and 4 so that the costs are fully recovered by July 1, 2022 (cost recovery for PNM’s BDT project on those units will be determined in PNM’s next general rate case)

•	Is required to make a NMPRC filing in 2018 to determine the extent that SJGS should continue serving PNM’s customers’ needs after mid-2022

•
Will acquire and retire one MWh of RECs that include a zero-CO2 emission attribute beginning January 1, 2020 for every MWh produced by 197 MW of coal-fired generation from PNM’s ownership share of SJGS (the cost of these RECs would be capped at $7.0 million per year and recovered in rates)

•	Will not recover approximately $20 million of increased operations and maintenance expenses and other costs incurred in connection with CAA compliance

At December 31, 2015, PNM recorded losses aggregating $165.7 million to reflect the write-off of the 50% of the estimated December 31, 2017 net book value that will not be recovered, the other unrecoverable costs, and the increase in the estimated liability recorded for coal mine reclamation resulting from the new coal mine reclamation arrangement entered into in conjunction with the new coal supply agreement (“CSA”). Additional information about the CSA is discussed below and further described under Coal Supply in Note 16 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K and in Note 11.

On January 14, 2016, NEE filed, with the NM Supreme Court, a Notice of Appeal of the NMPRC’s December 16, 2015 final order. In addition, on February 5, 2016, NEE filed, with the NMPRC, a motion for reconsideration of that final order based on recent developments related to the loan made by NM Capital to facilitate the sale of SJCC, which is discussed below. NEE alleged the loan is a transaction that, under the New Mexico Public Utility Act, requires prior NMPRC approval. The NEE motion was denied by operation of law because the NMPRC did not act on the motion.

On March 31, 2016, NEE filed, with the NMPRC, a complaint against PNM regarding the financing provided by NM Capital to facilitate the sale of SJCC. The complaint alleges that PNM failed to comply with its discovery obligation in the SJGS abandonment case and requests the NMPRC to investigate whether the financing transactions could adversely affect PNM’s ability to provide electric service to its retail customers. The NMPRC ordered PNM to respond to the complaint by May 4, 2016.

In connection with the proposed retirement of SJGS Units 2 and 3, some of the SJGS participants expressed a desire to exit their ownership in the plant. As a result, the SJGS participants negotiated a restructuring of the ownership in SJGS and addressed the obligations of the exiting participants for plant decommissioning, mine reclamation, environmental matters, and certain future operating costs, among other items.

The San Juan Project Restructuring Agreement (“RA”) sets forth the agreement among the SJGS owners regarding ownership restructuring. On December 31, 2017, PNM will acquire 132 MW of the capacity in SJGS Unit 4 from the exiting owners and PNMR Development will acquire 65 MW of such capacity. It is currently anticipated that PNMR Development will transfer the rights and obligations related to the 65 MW to PNM prior to December 31, 2017 in order to facilitate dispatch of power from that capacity. As ordered by the NMPRC, PNM would treat the 65 MW as merchant utility plant that would be excluded from retail rates. The RA also sets forth the terms under which PNM acquired the coal inventory of the exiting SJGS participants as of January 1, 2016 and will provide coal supply to the exiting participants during the period from January 1, 2016 through December 31, 2017, which arrangement provides economic benefits that are being passed on to PNM’s customers through the FPPAC.

The RA became effective contemporaneously with the effectiveness of the new CSA for SJGS. The effectiveness of the new CSA was dependent on the closing of the purchase of the existing coal mine operation by a new mine operator, which occurred on January 31, 2016. In support of the closing of the mine purchase and to facilitate PNM customer savings, NM Capital, a wholly owned subsidiary of PNMR, provided funding of $125.0 million to Westmoreland San Juan, LLC (“WSJ”), ring-fenced, bankruptcy-remote, special-purpose entity that is a subsidiary of Westmoreland Coal Company to finance the purchase price. NM Capital was able to provide the $125.0 million financing to WSJ by first entering into a $125.0 million term loan agreement with a commercial bank. PNMR guarantees the obligations of NM Capital. The Westmoreland Loan has a maturity date of February 1, 2021 and initially bears interest at a 7.25% rate plus LIBOR and escalates over time. WSJ must pay principal and interest quarterly to NM Capital in accordance with an amortization schedule. The Westmoreland Loan has been structured to encourage prepayments and early retirement of the debt.

Under the terms of the CSA, PNM and the other SJGS owners are obligated to compensate SJCC for all reclamation liabilities associated with the supply of coal from the San Juan mine. In connection with certain mining permits relating to the operation of the San Juan mine, SJCC is required to post reclamation bonds, which currently aggregate $118.7 million, with the New Mexico Mining and Minerals Division. In order to facilitate the posting of reclamation bonds, PNMR, Westmoreland, and SJCC entered into a Reclamation Bond Agreement (the “Reclamation Bond Agreement”) with a surety. In connection with the Reclamation Bond Agreement, PNMR used $40.0 million of the available capacity under the PNMR Revolving Credit Facility to support a bank letter of credit arrangement with the surety. See Note 11.
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
PNM continues to expand its environmental stakeholder outreach to various organizations including business and economic development, environmental and nonprofit organizations as well as elected officials. Community meetings, one-on-one briefings, and e-newsletter communications are just some of the tools being used to reach a wide array of stakeholders on key PNM issues including environmental commitment, infrastructure investments, price increases, energy savings opportunities, and other key issues. Recent customer awareness scores have increased in some of these key areas, including the PNM’s commitment to the environment, the community, and energy efficiency programs.

PNM has also expanded its integrated communication efforts, including increased social media efforts, radio, television, newspaper and digital advertising, fact sheets for stakeholders on key PNM issues, e-newsletters, and identification and participation in key stakeholder events. Communication is a major driver for JD Power customer satisfaction scores. PNM’s websites, www.pnm.com and www.PowerforProgress.com, provide the details of major regulatory filings, including PNM’s general rate case, as well as the background on PNM’s efforts to maintain reliability, keep prices affordable, and protect the environment. The websites are designed to be a resource for the facts about PNM’s operations and community support efforts, including plans for building a sustainable energy future for New Mexico.
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

TNMP’s energy efficiency program, discussed above provides unique offers to multiple customer groups, including residential, commercial, government, education, and nonprofit customers. These programs not only enable peak load and consumption reductions, particularly important when extreme weather affects Texas’ electric system, but also demonstrate TNMP’s commitment to more than just delivering electricity by partnering with customers to optimize their energy usage. In April 2016, TNMP was recognized by Energy Star for TNMP’s successful energy efficiency efforts. TNMP received the “Partner of the Year Energy Efficiency Delivery Award” for its High-Performance Homes Program.
Economic Factors
In the three months ended March 31, 2016, PNM experienced a decrease in weather normalized retail load of 1.0% compared to 2015.  PNM has been impacted by a sluggish economy in New Mexico, which continues to have mixed indicators. The employment growth recently in the Albuquerque metro area has been improving with job creation of 1.6% in March 2016, which is the best month since May 2007. New Mexico overall continues to experience softness that is driven primarily by low oil and natural gas prices. Although PNM does not serve the regions of the state that produce oil and gas, it is anticipated that the impacts of layoffs and the decrease in state royalty revenues will further soften the economies in PNM’s service territory to some degree, particularly in the Albuquerque metro area and Santa Fe, as the state deals with budget shortfalls. In the three months ended March 31, 2016, TNMP’s weather normalized volumetric retail load decreased 1.6% compared to 2015, but demand-based load was up 1.5%. Most of TNMP’s industrial and larger commercial customers are billed based on their peak demand. Also, the recent winter in Texas was warmer and drier than normal. Since the recent recession, Texas has fared better than the national average in job growth and unemployment although there has been some recent softening in job growth, particularly in the Houston area that appears to be related to lower oil prices. The Texas economy remains strong due to its diversified base, which helps compensate for the weakness in the energy sector.
Intel Corporation operates a manufacturing facility in Rio Rancho, New Mexico, which is a large customer of PNM. On April 19, 2016, Intel announced a global restructuring initiative, but has not formally announced what impacts, if any, the restructuring would have on its Rio Rancho facility. Accordingly, PNM is unable to predict if there will be any impact to its operations.
Results of Operations
PNMR’s net earnings were $10.5 million, or $0.13 per diluted share, in the three months ended March 31, 2016 compared to $14.3 million, or $0.18 per diluted share, in 2015. Among other things, earnings in 2016 benefited from reduced rent expense under the PVNGS leases, rate increases at TNMP, higher interest income, and greater realized gains on securities held in decommissioning and reclamation trusts compared to the prior year. However, these increases were more than offset by decreased load at PNM, milder weather, and increased maintenance, depreciation, property tax, interest, and employee related expenses. Additional information on factors impacting results of operation for each segment is discussed under Results of Operations below.
 Liquidity and Capital Resources
PNMR has a $300.0 million revolving credit facility and PNM has a $400.0 million revolving credit facility, both of which expire in October 2020. Both facilities provide capacities for short-term borrowing and letters of credit. In addition, PNM has a $50.0 million revolving credit facility, which expires in January 2018, with banks having a significant presence in New Mexico and TNMP has a $75.0 million revolving credit facility, which expires in September 2018. Total availability for PNMR on a consolidated basis was $545.6 million at April 22, 2016. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.
The Company projects that its total capital requirements, consisting of construction expenditures and dividends, will total $2,390.6 million for 2016-2020, including amounts expended through March 31, 2016. The construction expenditures include estimated amounts for an 80 MW gas-fired generating unit identified as a source of replacement capacity under the revised plan for compliance described in Note 11, environmental upgrades at SJGS and Four Corners, and the January 15, 2016 purchase of the assets underlying three of the PVNGS Unit 2 leases at the expiration of those leases. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2016-2020 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Refer also to Disclosure Regarding Forward Looking Statements and to Part II, Item 1A. Risk Factors.

A summary of net earnings attributable to PNMR is as follows:

	Three Months Ended March 31,
	2016	2015	Change
	(In millions, except per share amounts)
Net earnings attributable to PNMR	$10.5	$14.3	$(3.8)
Average diluted common and common equivalent shares	80.2	80.2	—
Net earnings attributable to PNMR per diluted share	$0.13	$0.18	$(0.05)

The components of the change in earnings attributable to PNMR are:

2015/2016 Change
Three Months Ended
March 31
(In millions)
PNM	$(5.9)
TNMP	(0.2)
Corporate and Other	2.2
Net change	$(3.8)
Information regarding the factors impacting PNMR’s operating results by segment are set forth below.
Segment Information
The following discussion is based on the segment methodology that PNMR’s management uses for making operating decisions and assessing performance of its various business activities. See Note 3 for more information on PNMR’s operating segments.

PNM

PNM’s utility margin is defined as electric operating revenues less cost of energy, which consists primarily of fuel and purchase power costs. PNM believes that utility margin provides a more meaningful basis for evaluating operations than electric operating revenues since substantially all fuel and purchase power costs are offset in revenues as those costs are passed through to customers under PNM’s FPPAC. In the three months ended March 31, 2016, fuel and purchased power costs passed through the FPPAC were $26.4 million less than in 2015, which reduced both revenue and cost of energy. The decrease reflects lower coal costs at SJGS beginning in 2016 under the new CSA. See Note 11. In 2015, PNM also was recovering an under-collection of fuel costs that resulted from a prior regulatory proceeding, which amount was fully recovered as of December 31, 2015. See Note 17 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K.

The following table summarizes the operating results for PNM:

	Three Months Ended March 31,
	2016	2015	Change
	(In millions)
Electric operating revenues	$235.6	$261.9	$(26.3)
Cost of energy	72.4	97.9	(25.5)
Utility margin	163.2	164.1	(0.9)
Operating expenses	108.0	104.0	4.0
Depreciation and amortization	31.9	28.4	3.5
Operating income	23.3	31.7	(8.4)
Other income (deductions)	9.5	7.6	1.9
Net interest charges	(21.6)	(20.0)	(1.6)
Segment earnings before income taxes	11.2	19.3	(8.1)
Income (taxes)	(3.6)	(5.8)	2.2
Valencia non-controlling interest	(3.3)	(3.4)	0.1
Preferred stock dividend requirements	(0.1)	(0.1)	—
Segment earnings	$4.1	$10.0	$(5.9)

The following table shows total GWh sales, including the impacts of weather, by customer class and average number of customers:

	Three Months Ended March 31,
			Percentage
	2016	2015	Change
	(Gigawatt hours, except customers)
Residential	772.8	786.1	(1.7)%
Commercial	864.0	834.3	3.6
Industrial	218.5	233.0	(6.2)
Public authority	51.2	52.1	(1.7)
Economy energy service (1)	208.9	195.6	6.8
Firm-requirements wholesale	119.1	112.4	6.0
Other sales for resale (2)	655.4	464.6	41.1
	2,889.9	2,678.1	7.9%
Average retail customers (thousands)	517.4	513.7	0.7%

(1) PNM purchases energy for a major customer on the customer’s behalf and delivers the energy to the customer’s location through PNM’s transmission system with only a minor impact in utility margin resulting from providing ancillary services.

(2) Increase due to more power available for off-system sales, primarily related to SJGS. Ninety percent of the margin from off-system sales is returned to customers through the FPPAC.

Operating Results – Three months ended March 31, 2016 compared to 2015

The following table summarizes the significant changes to utility margin:

2015/2016
Change
Utility margin:	(In millions)

Customer usage/load – PNM’s weather normalized retail KWh sales decreased 1.0%, primarily resulting from a sluggish economy in New Mexico and energy efficiency initiatives	$(1.6)
Leap Year – Increase due to additional day in 2016	1.6
Transmission – Higher revenues under formula transmission rates and lower third-party transmission costs	0.6
Wholesale contract – Lower revenues from NEC (Note 12)	(1.2)
Unregulated margin – Lower market prices for PVNGS Unit 3 sales	(2.9)
Rate Riders – Includes renewable energy and energy efficiency riders, which are offset in operating expenses, depreciation and amortization, and interest charges	(0.3)
Net unrealized economic hedges – Primarily related to hedges of PVNGS Unit 3 power sales	3.2
Other	(0.3)
Net change	$(0.9)

The following tables summarize the primary drivers for operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes for the three months ended March 31, 2016 compared to 2015:

2015/2016
Change
Operating expenses:	(In millions)

Higher plant maintenance at PVNGS, Four Corners, and natural gas-fired plants, partially offset by a decrease at SJGS	$3.9
Higher labor, pension, and OPEB costs	2.8
Lower capitalized administrative and general expenses due to lower capital spending in 2016	1.2
Higher employee medical costs due to unfavorable claims experience	0.8
Change in estimated write-off associated with the SJGS BART determination and related ownership restructuring (Note 11)	0.8
Higher property taxes due to increases in utility plant in service and higher assessed values	0.7
Lower rent expense associated with PVNGS leases (Note 6)	(5.3)
Lower rent expense due to the termination of the EIP lease on April 1, 2015	(0.7)
Other	(0.2)
Net Change	$4.0

Depreciation and amortization:

Purchase of assets underlying PVNGS Unit 2 leases (Note 6)	$0.9
Other additions to utility plant in service, including PNM-owned solar PV facilities and environmental upgrades at SJGS	2.6
Net Change	$3.5

Other income (deductions):

Higher gains on available-for-sale securities held in the NDT and coal mine reclamation trust	$2.2
Lower interest income due to lower outstanding balances of PVNGS lessor notes	(0.3)
Net change	$1.9

Interest charges:

Issuance of $250.0 million of long-term debt on August 11, 2015	$(2.2)
Repayment of $175.0 million of long-term debt on August 12, 2015	0.5
Other	0.1
Net change	$(1.6)

Income taxes:

Decrease due to lower earnings before income taxes	$3.1
Impairments of New Mexico net operating loss carryforwards in 2015 (Note 13)	0.7
Impacts of phased-in reduction in New Mexico corporate income tax rates	(1.3)
Other	(0.3)
Net change	$2.2

TNMP

TNMP’s utility margin is defined as electric operating revenues less cost of energy, which consists of costs charged by third-party transmission providers. TNMP believes that utility margin provides a more meaningful basis for evaluating operations than electric operating revenues since all third-party transmission costs are passed on to customers through a transmission cost recovery factor.

The following table summarizes the operating results for TNMP:

	Three Months Ended March 31,
	2016	2015	Change
	(In millions)
Electric operating revenues	$75.4	$70.9	$4.5
Cost of energy	19.9	17.8	2.1
Utility margin	55.4	53.1	2.3
Operating expenses	22.4	21.8	0.6
Depreciation and amortization	14.5	13.5	1.0
Operating income	18.6	17.9	0.7
Other income (deductions)	0.6	1.3	(0.7)
Net interest charges	(7.4)	(6.9)	(0.5)
Segment earnings before income taxes	11.8	12.3	(0.5)
Income (taxes)	(4.3)	(4.6)	0.3
Segment earnings	$7.5	$7.7	$(0.2)

The following table shows total GWh sales, including the impacts of weather, by retail tariff consumer class and average number of consumers:

	Three Months Ended March 31,
			Percentage
	2016	2015	Change
	(Gigawatt hours, except consumers)
Residential	578.7	663.9	(12.8)%
Commercial	579.5	573.4	1.1
Industrial	716.9	660.4	8.6
Other	23.3	24.7	(5.7)
	1,898.4	1,922.4	(1.2)%
Average retail consumers (thousands)	243.9	240.1	1.6%

(1) TNMP provides transmission and distribution services to REPs that provide electric service to customers in TNMP’s service territories. The number of consumers above represents the customers of these REPs. Under TECA, consumers in Texas have the ability to choose any REP to provide energy.

Operating Results – Three months ended March 31, 2016 compared to 2015

The following table summarizes the significant changes to utility margin:

2015/2016
Change
Utility margin:	(In millions)

Rate Relief – Transmission cost of service rate increases in March 2015, September 2015, and March 2016	$1.6
Customer usage/load – Increased retail demand-based revenues for large commercial and industrial retail customers and increased wholesale transmission load, partially offset by 1.6% lower weather normalized retail KWh sales, primarily related to the residential class	1.2
Rate Riders – Impacts of rate rider revenue including the AMS surcharge, CTC surcharge, energy efficiency rider, and transmission cost recovery factor	1.0
Weather – Milder winter weather decreased revenue in 2016; heating degree days were 27.8% lower in 2016	(1.5)
Net change	$2.3

The following tables summarize the primary drivers for operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes for the three months ended March 31, 2016 compared to 2015:

2015/2016
Change
Operating expenses:	(In millions)

Increased property taxes due to increases in utility plant in service and higher assessed values	$0.3
Higher labor and pension expense	0.6
Other	(0.3)
Net Change	$0.6

Depreciation and amortization:

Increase primarily due to AMS deployment and other increases in utility plant in service	$1.0

Other income (deductions):

Decrease primarily due to reduced contributions in aid of construction	$(0.7)

Interest charges:

Increase primarily due to the issuance of $60.0 million of long-term debt on February 10, 2016 and higher short term debt balances	$(0.5)

Income taxes:

Decrease primarily due to lower earnings before income taxes	$0.3

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended March 31,
	2016	2015	Change
	(In millions)
Total revenues	$—	$—	$—
Cost of energy	—	—	—
Utility margin	—	—	—
Operating expenses	(3.1)	(3.6)	0.5
Depreciation and amortization	3.5	3.6	(0.1)
Operating income	(0.3)	—	(0.3)
Other income (deductions)	1.0	(1.8)	2.8
Net interest charges	(2.5)	(3.4)	0.9
Segment earnings (loss) before income taxes	(1.8)	(5.2)	3.4
Income (taxes) benefit	0.8	1.9	(1.1)
Segment earnings (loss)	$(1.1)	$(3.3)	$2.2

Corporate and Other operating expenses shown above are net of amounts allocated to PNM and TNMP under shared services agreements. The amounts allocated include certain expenses shown as depreciation and amortization and other income (deductions) in the table above. The change in depreciation expense primarily relates to computer software. Substantially all depreciation and amortization expense is offset in operating expenses as a result of allocation of these costs to other business segments.

Operating Results – Three months ended March 31, 2016 compared to 2015

The following tables summarize the primary drivers for other income (deductions), interest charges, and income taxes for the three months ended March 31, 2016 compared to 2015:

2015/2016
Change
Other income (deductions):	(In millions)

Interest income on the $125.0 million Westmoreland Loan (Note 11) beginning February 1, 2016	$2.1
Losses recorded in 2015 on items included in other investments related to a former PNMR subsidiary that ceased operations in 2008	1.1
Other	(0.4)
Net change	$2.8

Interest charges:

Maturity of $118.8 million of long-term debt on May 15, 2015	$2.8
Issuance of the $125.0 million BTMU Term Loan Agreement on February 1, 2016 (Note 9)	(1.0)
Issuance of the $150.0 million PNMR 2015 Term Loan Agreement on March 9, 2015	(0.6)
Higher short term borrowings	(0.5)
Other	0.2
Net change	$0.9

2015/2016
Change
Income taxes:	(In millions)

Reduction in benefit due to change in loss before income taxes	$(1.3)
Other	0.2
Net change	$(1.1)

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the three months ended March 31, 2016 compared to March 31, 2015 are summarized as follows:

	Three Months Ended March 31,
	2016	2015	Change
	(In millions)
Net cash flows from:
Operating activities	$90.6	$66.7	$23.9
Investing activities	(393.5)	(86.7)	(306.8)
Financing activities	260.7	114.1	146.6
Net change in cash and cash equivalents	$(42.2)	$94.1	$(136.3)

Changes in PNMR’s cash flow from operating activities result from net earnings, adjusted for items impacting earnings that do not provide or use cash. See Results of Operations above. Certain changes in assets and liabilities resulting from normal operations also impact operating cash flows. In addition, contributions to PNMR’s pension and postretirement benefit plans were $30.0 million lower in the three months ended March 31, 2016 than in 2015 due to a $30.0 million contribution to the PNM pension trust in the three months ended March 31, 2015 that did not recur in 2016.

The changes in PNMR’s cash flows from investing activities relate primarily to an increase of $178.6 million in utility plant additions in the three months ended March 31, 2016 compared to 2015. Utility plant additions at PNM were $156.7 million higher in the three months ended March 31, 2016 compared to 2015. The PNM increase includes the $163.3 million purchase of the assets underlying three of the leases for PVNGS Unit 2 (Note 6) on January 15, 2016 and other increases in generation additions of $5.5 million, offset by lower transmission and distribution additions of $11.7 million and lower nuclear fuel purchases of $0.4 million. TNMP utility plant additions increased $19.2 million in the three months ended March 31, 2016 compared to 2015, including increases in transmission and distribution additions of $18.3 million and AMS additions of $0.8 million. Corporate plant additions increased $2.7 million in the three months ended March 31, 2016 compared to 2015, including increases related to PNMR computer hardware and software additions of $2.6 million and utility plant additions related to PNMR Development of $0.2 million. Investing activities in 2016 also includes the $122.3 million Westmoreland Loan discussed in Note 11.

The changes in PNMR’s cash flows from financing activities include a $113.0 million increase in net short-term borrowing activity in the three months ended March 31, 2016 compared to 2015. Net short-term borrowings at PNM were $118.8 million in the three months ended March 31, 2016, which primarily were used, along with existing cash, to fund the purchase of the assets underlying the three PVNGS Unit 2 leases. In 2016, financing activities include $122.5 million of long-term borrowings under the BTMU Term Loan Agreement. NM Capital used the proceeds of the BTMU Term Loan Agreement to provide funds for the Westmoreland Loan. In 2016, TNMP issued $60.0 million of 3.53% first mortgage bonds and used the funds to reduce short-term debt and intercompany debt. In 2015, long-term borrowings of $150.0 million under the PNMR 2015 Term Loan Agreement were used to repay $118.8 million of 9.25% senior unsecured notes that matured on May 15, 2015 and for general corporate purposes.

Financing Activities

See Note 6 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K and Note 9 for additional information concerning the Company’s financing activities. PNM must obtain NMPRC approval for any financing transaction having a maturity of more than 18 months. In addition, PNM files its annual short-term financing plan with the NMPRC. The Company’s ability to access the credit and capital markets at a reasonable cost is largely dependent upon its:

•	Ability to earn a fair return on equity

•	Results of operations

•	Ability to obtain required regulatory approvals

•	Conditions in the financial markets

•	Credit ratings

PNMR, PNM, and TNMP are subject to debt-to-capital ratio requirements of less than or equal to 65%.  These ratios for PNMR and PNM include the present value of payments under the PVNGS leases as debt. At March 31, 2016, interest rates on outstanding borrowings were 1.28% for the PNMR Term Loan Agreement, 1.35% for the PNMR 2015 Term Loan Agreement, and 1.02% for the PNM Multi-draw Term Loan.

On December 17, 2015 TNMP entered into an agreement, which provided that TNMP would issue $60.0 million aggregate principal amount of 3.53% first mortgage bonds, due 2026, on or about February 10, 2016. TNMP issued the Series 2016A Bonds on February 10, 2016 and used the proceeds to reduce short-term debt and intercompany debt.

As of February 1, 2016, NM Capital, a wholly owned subsidiary of PNMR, entered into a $125.0 million term loan agreement (the “BTMU Term Loan Agreement”), among NM Capital, The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), as lender, and BTMU, as Administrative Agent (Note 11). The BTMU Term Loan Agreement has a maturity date of February 1, 2021 and bears interest at a rate based on LIBOR plus a customary spread, which aggregated 3.37% at March 31, 2016. PNMR, as parent company of NM Capital, has guaranteed NM Capital’s obligations. NM Capital utilized the proceeds of the BTMU Term Loan Agreement to provide funding for the $125.0 million Westmoreland Loan to a ring-fenced, bankruptcy-remote, special-purpose entity that is a subsidiary of Westmoreland to finance the purchase price of the stock of SJCC.

Capital Requirements

Total capital requirements consist of construction expenditures and cash dividend requirements for PNMR common stock and PNM preferred stock. Key activities in PNMR’s current construction program include:

•	Upgrading generation resources, including expenditures for compliance with environmental requirements and for renewable energy resources

•	Expanding the electric transmission and distribution systems

•	Purchasing nuclear fuel

Projected capital requirements, including amounts expended through March 31, 2016, are:

	2016	2017-2020	Total
	(In millions)
Construction expenditures	$546.6	$1,490.9	$2,037.5
Dividends on PNMR common stock	70.1	280.4	350.5
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$617.2	$1,773.4	$2,390.6
The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include $86.8 million for an 80 MW gas-fired peaking generating unit identified as a source of replacement capacity under the revised plan for compliance described in Note 11, environmental upgrades of $3.5 million at SJGS and $86.0 million at Four Corners, and the January 2016 purchase of the assets underlying three of the PVNGS Unit 2 leases at the expiration of those leases for $163.3 million. Expenditures for environmental upgrades are estimated to be $44.5 million in 2016. See Note 11 and Commitments and Contractual Obligations below. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to be able to pay dividends to PNMR. Note 5 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K describes regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.
During the three months ended March 31, 2016, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements, and the additional borrowings described under Financing Activities above.

In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt that must be paid or refinanced at maturity. The $125.0 million PNM Multi-draw Term Loan matures on June 21, 2016. Note 6 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K contains additional information about the maturities of long-term debt. Also, the one-year $150.0 million PNMR Term Loan Agreement matures on December 21, 2016. PNMR and PNM anticipate that funds to repay the long-term debt maturities and term loans will come from entering into new arrangements similar to the existing agreements, borrowing under their revolving credit facilities, issuance of new long-term debt, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.
Liquidity
PNMR’s liquidity arrangements include the PNMR Revolving Credit Facility and the PNM Revolving Credit Facility both of which expire in October 2020 and the TNMP Revolving Credit Facility that expires in September 2018. The PNMR Revolving Credit Facility has a financing capacity of $300.0 million, the PNM Revolving Credit Facility has a financing capacity of $400.0 million, and the TNMP Revolving Credit Facility has a financing capacity of $75.0 million. PNM also has the $50.0 million PNM New Mexico Credit Facility, which expires in January 2018. The Company believes the terms and conditions of these facilities are consistent with those of other investment grade revolving credit facilities in the utility industry.
The revolving credit facilities and the PNM New Mexico Credit Facility provide short-term borrowing capacity. The revolving credit facilities also allow letters of credit to be issued. Letters of credit reduce the available capacity under the facilities. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. The Company’s business is seasonal with more revenues and cash flows from operations being generated in the summer months. In general, the Company relies on the credit facilities to be the initial funding source for construction expenditures. Accordingly, borrowings under the facilities may increase over time. Depending on market and other conditions, the Company will periodically sell long-term debt and use the proceeds to reduce the borrowings under the credit facilities. Borrowings under the PNMR Revolving Credit Facility ranged from $40.0 million to $89.3 million during the three months ended March 31, 2016. Borrowings under the PNM Revolving Credit Facility ranged from zero to $92.0 million during the three months ended March 31, 2016. Borrowings under the PNM New Mexico Credit Facility ranged from zero to $50.0 million during the three months ended March 31, 2016. Borrowings under the TNMP Revolving Credit Facility ranged from $15.0 million to $70.0 million during the three months ended March 31, 2016. At March 31, 2016, the average interest rate was 1.69% for the PNMR Revolving Credit Facility, 1.57% for the PNM Revolving Credit Facility, 1.58% for the PNM New Mexico Credit Facility, and 1.44% for the TNMP Revolving Credit Facility. At March 31, 2016, TNMP had $7.9 million in borrowings from PNMR under its intercompany loan agreement.
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

Information concerning the credit ratings for PNMR, PNM, and TNMP was set forth under the heading Liquidity in the MD&A contained in the 2015 Annual Reports on Form 10-K. Currently, all of the credit ratings issued by both Moody’s and S&P on the Company’s debt are investment grade. As of April 22, 2016, ratings on the Company’s securities were as follows:

	PNMR	PNM	TNMP
S&P
Corporate rating	BBB+	BBB+	BBB+
Senior secured debt	*	*	A
Senior unsecured debt	*	BBB+	*
Preferred stock	*	BBB-	*
Moody’s
Issuer rating	Baa3	Baa2	A3
Senior secured debt	*	*	A1
Senior unsecured debt	*	Baa2	*
* Not applicable

Both S&P and Moody’s have PNMR, PNM, and TNMP on a stable outlook. However, negative regulatory outcomes from the NMPRC in the PNM New Mexico General Rate Case, discussed in Note 12, could affect both the outlook and credit ratings. Investors are cautioned that a security rating is not a recommendation to buy, sell, or hold securities, that it is subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

A summary of liquidity arrangements as of April 22, 2016 is as follows:

	PNMR Separate	PNM Separate	TNMP Separate	PNMR Consolidated
	(In millions)
Financing capacity:
Revolving credit facility	$300.0	$400.0	$75.0	$775.0
PNM New Mexico Credit Facility	—	50.0	—	50.0
Total financing capacity	$300.0	$450.0	$75.0	$825.0

Amounts outstanding as of April 22, 2016:
Revolving credit facility	$67.6	$98.3	$24.0	$189.9
PNM New Mexico Credit Facility	—	40.0	—	40.0
Letters of credit	46.2	3.2	0.1	49.5

Total short-term debt and letters of credit	113.8	141.5	24.1	279.4

Remaining availability as of April 22, 2016	$186.2	$308.5	$50.9	$545.6
Invested cash as of April 22, 2016	$1.9	$—	$—	$1.9
The above table includes a $40.0 million letter of credit issued under the PNMR Revolving Credit Facility to facilitate the posting of reclamation bonds by a surety in connection with the purchase of SJCC by a subsidiary of Westmoreland from BHP. See Note 11. The above table excludes intercompany debt. As of April 22, 2016, TNMP had $9.2 million in intercompany borrowings from PNMR. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.
PNMR can offer new shares of common stock through the PNM Resources Direct Plan under a SEC shelf registration statement that expires in August 2018. PNM has a shelf registration statement for up to $250.0 million of senior unsecured notes that expires in May 2017.

Off-Balance Sheet Arrangements
PNMR’s off-balance sheet arrangements include PNM’s operating leases for portions of PVNGS Units 1 and 2 and, until April 1, 2015, the EIP transmission line. These arrangements help ensure PNM the availability of lower-cost generation needed to serve customers. See MD&A – Off-Balance Sheet Arrangements and Notes 7 and 9 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K as well as Note 5.
Commitments and Contractual Obligations
PNMR, PNM, and TNMP have contractual obligations for long-term debt, operating leases, construction expenditures, purchase obligations, and certain other long-term obligations. See MD&A – Commitments and Contractual Obligations in the 2015 Annual Reports on Form 10-K.

 Contingent Provisions of Certain Obligations
As discussed in the 2015 Annual Reports on Form 10-K, PNMR, PNM, and TNMP have a number of debt obligations and other contractual commitments that contain contingent provisions. Some of these, if triggered, could affect the liquidity of the Company. In the unlikely event that the contingent requirements were to be triggered, PNMR, PNM, or TNMP could be required to provide security, immediately pay outstanding obligations, or be prevented from drawing on unused capacity under certain credit agreements. The contingent provisions also include contractual increases in the interest rate charged on certain of the Company’s short-term debt obligations in the event of a downgrade in credit ratings. The Company believes its financing arrangements are sufficient to meet the requirements of the contingent provisions. No conditions have occurred that would result in any of the above contingent provisions being implemented.

Capital Structure
The capitalization tables below include the current maturities of long-term debt, but do not include short-term debt and do not include operating lease obligations as debt.

	March 31, 2016	December 31, 2015
PNMR
PNMR common equity	41.8%	44.0%
Preferred stock of subsidiary	0.3%	0.3%
Long-term debt	57.9%	55.7%
Total capitalization	100.0%	100.0%

PNM
PNM common equity	45.3%	45.3%
Preferred stock	0.4%	0.4%
Long-term debt	54.3%	54.3%
Total capitalization	100.0%	100.0%

TNMP
Common equity	56.2%	59.6%
Long-term debt	43.8%	40.4%
Total capitalization	100.0%	100.0%

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
PNM has several programs underway to reduce or offset GHG from its resource portfolio, thereby reducing its exposure to climate change regulation. See Note 12. In 2015, PNM completed construction of 40 MW of utility-scale solar generation, bringing its total owned solar generation capacity to 107 MW. Since 2003, PNM has purchased the entire output of New Mexico Wind, which has an aggregate capacity of 204 MW, and began purchasing the full output of Red Mesa Wind, which has an aggregate capacity of 102 MW, in January 2015. PNM has a 20-year PPA for the output of Lightning Dock Geothermal, which began providing power to PNM in January 2014. The current capacity of the geothermal facility is 4 MW and future expansion may result in up to 9 MW of generation capacity. Additionally, PNM has a customer distributed solar generation program that represented 52.2 MW at March 31, 2016. PNM’s distributed solar programs will reduce PNM’s annual production from fossil-fueled electricity generation by about 136 GWh. PNM offers its customers a comprehensive portfolio of energy efficiency and load management programs, with a budget of $25.8 million for the program year beginning in June 2015. PNM estimates these programs saved approximately 79 GWh of electricity in 2015. Over the next 18 years, PNM projects energy efficiency and load management programs will provide the equivalent of approximately 9,000 GWh of electricity, which will avoid at least 5.5 million metric tons of CO2 based upon projected emissions from PNM’s system-wide resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in demand for electricity, and complex relationships between those variables.
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
As of December 31, 2015, approximately 70.6% of PNM’s generating capacity, including resources owned, leased, and under PPAs, all of which is located within the United States, consisted of coal or gas-fired generation that produces GHG. Based on current forecasts, the Company does not expect its output of GHG from existing sources to increase significantly in the near-term. Many factors affect the amount of GHG emitted. For example, if new natural gas-fired generation resources are added to meet increased load as anticipated in PNM’s current IRP, GHG would be incrementally increased. In addition, plant performance could impact the amount of GHG emitted. If PVNGS experienced prolonged outages, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG. As described in Note 11, PNM received approval for the December 31, 2017 shutdown of SJGS Units 2 and 3 as part of its strategy to address the regional haze requirements of the CAA. The shutdown of Units 2 and 3 would result in a reduction of GHG for the entire station of approximately 50%, including a reduction of approximately 28% for the Company’s ownership interests. Although replacement power strategies include some gas-fired generation, the reduction in GHG from the retirement of the coal-fired generation would be far greater than the increase in GHG from replacement generation.
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

EPA Regulation
In April 2007, the US Supreme Court held that EPA has the authority to regulate GHG under the CAA.  This decision heightened the importance of this issue for the energy industry.  In December 2009, EPA released its endangerment finding stating that the atmospheric concentrations of six key greenhouse gases (CO2, methane, nitrous oxides, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride) endanger the public health and welfare of current and future generations. In May 2010, EPA released the final PSD and Title V Greenhouse Gas Tailoring Rule (the “Tailoring Rule”) to address GHG from stationary sources under the CAA permitting programs. The purpose of the rule was to “tailor” the applicability of two programs, PSD and Title V operating permit programs, to avoid impacting millions of small GHG emitters. The rule focused on the largest sources of GHG, including fossil-fueled electric generating units. This program covered the construction of new emission units that emit GHG of at least 100,000 tons per year in CO2 equivalents (even if PSD is not triggered for other pollutants). In addition, modifications at existing major-emitting facilities that increase GHG by at least 75,000 tons per year in CO2 equivalents would be subject to PSD permitting requirements, even if they did not significantly increase emissions of any other pollutant. As a result, PNM’s fossil-fueled generating plants were more likely to trigger PSD permitting requirements because of the magnitude of GHG. However as discussed below, a court case in 2014 now limits the extent of the Tailoring Rule.
On June 26, 2012, the DC Circuit rejected challenges to EPA’s 2009 GHG endangerment finding, GHG standards for light-duty vehicles, PSD Interpretive Memorandum (EPA’s so-called GHG “Timing Rule”), and the Tailoring Rule. The court found that EPA’s endangerment finding and its light-duty vehicle rule “are neither arbitrary nor capricious,” that “EPA’s interpretation of the governing CAA provisions is unambiguously correct,” and that “no petitioner has standing to challenge the Timing and Tailoring Rules.” On October 15, 2013, the US Supreme Court granted a petition for a Writ of Certiorari regarding the permitting of stationary sources that emit GHG. The US Supreme Court limited the question that it would review to: “Whether EPA permissibly determined that its regulation of greenhouse gas emissions from new motor vehicles triggered permitting requirements under the Clean Air Act for stationary sources that emit greenhouse gases.” Specifically, the case dealt with whether EPA’s determination that regulation of GHG from motor vehicles required EPA to regulate stationary sources under the PSD and Title V permitting programs. The petitioners argued that EPA’s determination that it was required to regulate GHG under the PSD and Title V Programs was unlawful as it violates Congressional intent.

On June 23, 2014, the US Supreme Court issued its opinion on the above case. The US Supreme Court largely reversed the DC Circuit. First, the US Supreme Court found the CAA does not compel or permit EPA to adopt an interpretation of the act that requires a source to obtain a PSD or Title V permit on the sole basis of its potential GHG. Second, EPA had argued that even if it was not required to regulate GHGs under the PSD and Title V programs, the Tailoring Rule was nonetheless justified on the grounds that it was a reasonable interpretation of the CAA. The US Supreme Court rejected this argument. Third, the US Supreme Court found EPA lacked authority to “tailor” the CAA’s unambiguous numerical thresholds of 100 or 250 tons per year. Fourth, the US Supreme Court found that it would be reasonable for EPA to interpret the CAA to limit the PSD program for GHGs to “anyway” sources – those sources that have to comply with the PSD program for other non-GHG pollutants. The US Supreme Court said that EPA needed to establish a de minimis level below which BACT would not be required for “anyway” sources.

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

Under the final rule, states are required to make initial plan submissions to EPA by September 6, 2016. EPA will grant up to a two-year extension provided that the initial plan meets certain specified criteria for progress and consultation. States receiving an extension must submit an update to EPA in 2017 and final plans by September 2018. States not requesting an extension must submit their final plans by September 2016. State plans can be based on either an emission standards (rate or mass) approach or a state measures approach. Under an emission standards approach, federally enforceable emission limits are placed directly on affected units in the state. A state measures approach must meet equivalent rates statewide, but may include some elements, such as renewable energy or energy efficiency requirements, that are not federally enforceable. Plans using state measures may only be used with mass-based goals and must include “backstop” federally enforceable standards for EGUs that will become effective if the state measures fail to achieve the expected level of emission reductions.

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

As discussed above, EPA issued a proposed Federal Plan in association with the Clean Power Plan. Under Section 111(d), EPA is authorized to issue a federal plan for states that do not submit an approvable state plan. EPA indicates that states may voluntarily adopt the Federal Plan in whole or in part as its state plan. EPA explains in its communications that the proposed

Federal Plan will be released in advance of the deadline for submission of state plans to provide regulatory certainty to states that fail to submit an approvable plan. The proposed Federal Plan will apply emission reduction obligations directly on affected EGUs. The plan presents two approaches: a rate-based emissions trading program and a mass-based emissions trading program. EPA indicates that it will choose only one of these approaches in the final Federal Plan. However, the proposed rule will offer both approaches for states to use as models in their own plans. EPA asked for comments on the proposed Federal Plan by January 21, 2016. PNM submitted comments in response.

Multiple states, utilities, and trade groups filed petitions for review and motions to stay in the DC Circuit. On January 21, 2016, the DC Circuit denied the motions to stay the EPA’s section 111(d) rule (the Clean Power Plan). It did, however, expedite briefing in the case and set it for oral argument on June 2, 2016. Under the court’s order, the parties were required to submit a proposed briefing format to the court by January 27, 2016, which ensures that briefing on all issues is completed by April 22, 2016. Petitioners had asked for bifurcated briefing that would allow the core legal issues to be litigated first and the programmatic issues related to the rule to be litigated later depending on the outcome of the litigation. The court denied that request.

On January 26, 2016, 29 states and state agencies filed a petition to the US Supreme Court asking the court to reverse the DC Circuit’s decision and stay the implementation of the Clean Power Plan. On February 9, 2016, the US Supreme Court granted the applications to stay the Clean Power Plan pending judicial review of the rule.  The US Supreme Court issued a one-page order that stated, “The EPA rule to have states cut power sector carbon dioxide (CO2) emissions 32% by 2030 is stayed pending disposition of the applicants’ petitions for review in the United States Court of Appeals for the District of Columbia Circuit.” The vote was 5-4 among the US Supreme Court Justices. The decision means the Clean Power Plan is not in effect and states are not obliged to comply with its requirements. If the rule prevails through the legal challenges, states will be able to resume preparing state plans where they left off and should still have six more months to prepare initial plans and 2.5 years for final plans (if an extension is granted by EPA). The DC Circuit will hear oral arguments on the merits of the states’ case on June 2, 2016. A final ruling from that court might not come for months. The stay will remain in effect pending US Supreme Court review if such review is sought.

If the Clean Power Plan prevails, the rule will impact PNM’s existing and future fossil-fueled EGUs. The Carbon Pollution Standards covering new sources will also impact PNM’s generation fleet. Impacts could involve investments in additional renewables and energy efficiency programs, efficiency improvements, and/or control technologies at the fossil-fueled EGUs. Under an emissions rate or mass based trading program, PNM may be required to purchase credits or allowances to comply with New Mexico’s final state plan. There are limited efficiency enhancement measures that may be available to a subset of the existing EGUs; however, such measures would provide only marginal GHG improvements. The only emission control technology for coal and gas-fired power plants available for GHG reduction is carbon capture and sequestration, which is not yet a commercially demonstrated technology. Additional GHG control technologies for existing EGUs may become viable in the future. The costs of purchasing carbon credits or allowances, making improvements, or installing new technology could impact the economic viability of some plants. PNM estimates that implementation of the BART plan at SJGS that required the installation of SNCRs on Units 1 and 4 by early 2016, which has been completed, and the retirement of SJGS Units 2 and 3 by the end of 2017 as described in Note 11, should provide a significant step for New Mexico to meet its ultimate compliance with Section 111(d). PNM is unable to predict the impact of this rule on its fossil-fueled generation.
Federal Legislation
Prospects for enactment of legislation imposing a new or enhanced regulatory program to address climate change in Congress are unlikely in 2016.  Instead, EPA continues to be the primary venue for GHG regulation in the near future, especially for coal-fired EGUs. The US Supreme Court’s decision to stay the Clean Power Plan does put into question the viability of the rule, but EPA is encouraging states to continue to develop plans for compliance even during the stay. In addition, while there are legislative proposals to limit or block implementation of the Clean Power Plan once it is finalized, enactment of such legislation appears unlikely.

PNM has assessed, and continues to assess, the impacts of climate change legislation or regulation on its business.  This assessment is ongoing and future changes arising out of the legislative or regulatory process could impact the assessment significantly.  PNM’s assessment includes assumptions regarding the specific GHG limits, the timing of implementation of these limits, the possibility of a cap-and-trade or tax program including the associated costs and the availability of offsets, the development of technologies for renewable energy and to reduce emissions, and provisions for cost containment. Moreover, the assessment assumes various market reactions such as the price of coal and gas and regional plant economics.  These assumptions, at best, are preliminary and speculative. However, based upon these assumptions, the enactment of climate change legislation or regulation could, among other things, result in significant compliance costs, including large capital expenditures by PNM, and could jeopardize the economic viability of certain generating facilities. See Note 11.  In turn, these consequences could lead to increased costs to customers and affect results of operations, cash flows, and financial condition if the incurred costs are not fully recovered through regulated rates. Higher rates could also contribute to reduced usage of electricity.  PNM’s assessment process is ongoing, but too preliminary and speculative at this time for the meaningful prediction of financial impact.
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
In the past, New Mexico adopted regulations, which have since been repealed, that would directly limit GHG from larger sources, including EGUs, through a regional GHG cap and trade program and that would cap GHG from larger sources such as EGUs. Although these rules have been repealed, PNM cannot rule out future state legislative or regulatory initiatives to regulate GHG.
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

International Accords

The United Nations Framework Convention on Climate Change (“UNFCCC”) is an international environmental treaty that was negotiated at the 1992 United Nations Conference on Environment and Development (informally known as the Earth Summit) and entered into force in March 1994.  The objective of the treaty is to “stabilize greenhouse gas concentrations in the atmosphere at a level that would prevent dangerous anthropogenic interference with the climate system.”  Parties, including the United States, have been meeting annually in Conferences of the Parties (“COP”) to assess progress in meeting the objectives of the UNFCCC.  This assessment process led to the negotiation of the Kyoto Protocol in the mid-1990s.  The Protocol, which was agreed to in 1997 and established legally binding obligations for developed countries to reduce their GHG, was never ratified by the United States.  PNM monitors the proceedings of the UNFCCC, including the annual COP meetings, to determine potential impacts to its business activities.  At the COP meeting in 2011, participating nations, including the United States, agreed to negotiate by 2015 an international agreement involving commitments by all nations to begin reducing carbon emissions by 2020.  On December 12, 2015, the Paris Agreement was finalized during the 2015 COP. The agreement, which was agreed to by more than 190 countries, requires that countries submit Nationally Determined Contributions (“NDCs”). NDCs reflect national targets and actions that arise out of national polices, and elements relating to oversight, guidance and coordination of actions to reduce emissions by all countries.  In November 2014, President Obama announced the United States’ commitment to reduce GHG, on an economy-wide basis, by 26%-28% from 2005 levels by the year 2025 as part of an overall effort to have the United States achieve economy-wide reductions of around 80% by 2050.  As part of the process for developing the new global climate agreement, the United States enshrined this reduction commitment in its intended NDC, which was formally submitted to the UNFCCC Secretariat on March 31, 2015.  As part of the Paris Agreement, NDCs have been submitted by 188 nations, including the United States and the

European Union.  PNM will continue to monitor the United States’ participation in international accords.  The Obama administration’s GHG reduction target for the electric utility industry is a key element of its NDC and is based on EPA’s final GHG regulations for new, existing, and modified and reconstructed sources. With the stay of the Clean Power Plan that covers existing sources, it is uncertain how the Obama administration plans to meet its NDC under the Paris Agreement. PNM believes that implementation of the BART plan for SJGS (Note 11) should provide a significant step towards compliance with the Clean Power Plan, should it prevail, or other GHG reduction requirements.

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

Other Matters

See Notes 11 and 12 herein and Notes 16 and 17 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K for a discussion of commitments and contingencies and rate and regulatory matters. See Note 1 for a discussion of accounting pronouncements that have been issued, but are not yet effective and have not been adopted by the Company.

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

As of March 31, 2016, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s 2015 Annual Reports on Forms 10-K. The policies disclosed included unbilled revenues, regulatory accounting, impairments, decommissioning and reclamation costs, pension and other postretirement benefits, accounting for contingencies, income taxes, and market risk.

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

•	The ability of the Company to successfully forecast and manage its operating and capital expenditures, including supporting forecasts utilized in future test year rate proceedings

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

Any material changes to risk factors occurring after the filing of PNMR’s, PNM’s, and TNMP’s 2015 Annual Reports on Form 10-K are disclosed in Item 1A, Risk Factors, in Part II of this Form 10-Q.

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
Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 7, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2016 and the year ended December 31, 2015, the Company had no commodity derivative instruments designated as cash flow hedging instruments.
Commodity contracts, other than those that do not meet the definition of a derivative under GAAP and those derivatives designated as normal purchases and normal sales, are recorded at fair value on the Condensed Consolidated Balance Sheets. The following table details the changes in the net asset or liability balance sheet position for mark-to-market energy transactions.

	Three Months Ended
	March 31,
	2016	2015
Economic Hedges	(In thousands)
Sources of fair value gain (loss):
Net fair value at beginning of period	$4,576	$9,546
Amount realized on contracts delivered during period	(1,105)	(1,197)
Changes in fair value	2,539	(522)
Net mark-to-market change recorded in earnings	1,434	(1,719)
Net change recorded as regulatory assets and liabilities	(216)	3
Net fair value at end of period	$5,794	$7,830
The following table provides the maturity of the net assets (liabilities), giving an indication of when these mark-to-market amounts will settle and generate (use) cash.

Fair Value of Mark-to-Market Instruments at March 31, 2016

	Settlement Dates
	2016	2017
	(In thousands)
Economic hedges
Prices actively quoted	$—	$—
Prices provided by other external sources	3,155	2,639
Prices based on models and other valuations	—	—
Total	$3,155	$2,639

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
PNM measures VaR for the positions in its wholesale portfolio (not covered by the FPPAC). For the three months ended March 31, 2016, the high, low, and average VaR amounts were $1.3 million, $0.7 million, and $0.9 million. For the year ended December 31, 2015, the high, low, and average VaR amounts were $2.6 million, $0.5 million, and $1.4 million. At March 31, 2016 and December 31, 2015, the VaR amounts for the PNM wholesale portfolio were $0.9 million and $1.2 million.
The VaR represents an estimate of the potential gains or losses that could be recognized on the Company’s portfolios, subject to market risk, given current volatility in the market, and is not necessarily indicative of actual results that may occur, since actual future gains and losses will differ from those estimated. Actual gains and losses may differ due to actual fluctuations in market prices, operating exposures, and the timing thereof, as well as changes to the underlying portfolios during the year. VaR limits were not exceeded during the three months ended March 31, 2016 or the year ended December 31, 2015.

Credit Risk

The Company is exposed to credit risk from its retail and wholesale customers, as well as the counterparties to derivative instruments. The Company conducts counterparty risk analysis across business segments and uses a credit management process to assess the financial conditions of counterparties. The following table provides information related to credit exposure by the credit worthiness (credit rating) and concentration of credit risk for counterparties to derivative transactions all of which will mature in less than two years.
Schedule of Credit Risk Exposure
March 31, 2016

Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$746	—	$—
Non-investment grade	243	—	—
Split rating	309
Internal ratings:
Investment grade	7,407	1	6,793
Non-investment grade	2	—	—
Total	$8,707		$6,793

(1)
The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)
The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than firm-requirements wholesale customers), forward sales, and short-term sales. The exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At March 31, 2016, PNMR held $0.1 million of cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of March 31, 2016 was $6.8 million.

As discussed in Note 11, PNMR’s subsidiary, NM Capital, entered into the Westmoreland Loan and PNMR arranged for a letter of credit to be issued under the PNMR Revolving Credit Facility to support the acquisition of SJCC by WSJ, a subsidiary of Westmoreland. PNMR is exposed to credit risk under these arrangements in the event of default by WSJ. Required principal payments under the Westmoreland Loan for the next five years are $39.6 million, $29.7 million, $4.8 million, $12.3 million, and $38.6 million. In addition, the Westmoreland Loan requires that all cash flows of WSJ, in excess of normal operating expenses, capital additions, and operating reserves, be utilized for principal and interest payments under the loan until it is fully repaid. In addition, the Westmoreland Loan is secured by the assets of and the equity interests in SJCC. In the event of a default by WSJ, NM Capital would have the ability to take over the mining operations, the value of which PNMR believes approximates the amount outstanding under the Westmoreland Loan.  Furthermore, PNMR considers the possibility of loss under the letter of credit to be remote as discussed in Note 5. Accordingly, PNMR does consider its credit risk under these arrangements to be material.

Interest Rate Risk

The majority of the Company’s long-term debt is fixed-rate debt and does not expose earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of PNMR’s consolidated long-term debt instruments would increase by 2.9%, or $71.6 million, if interest rates were to decline by 50 basis points from their levels at March 31, 2016. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity. At April 22, 2016, PNMR, PNM, and TNMP had $67.6 million, $98.3 million, and $24.0 million of short-term debt outstanding under their revolving credit facilities, which allow for a maximum aggregate borrowing capacity of $300.0 million for PNMR, $400.0 million for PNM, and $75.0 million for TNMP. PNM also had borrowings of $40.0 million under the $50.0 million PNM New Mexico Credit Facility at April 22, 2016. The revolving credit facilities, the PNM New Mexico Credit Facility, the $125.0 million PNM Multi-draw Term Loan, the $150.0 million PNMR Term Loan Agreement, the $150.0 million PNMR 2015 Term Loan Agreement, the $150.0 million PNMR Term Loan Agreement, and the $125.0 million BTMU Term Loan Agreement bear interest at variable rates. On April 22, 2016, interest rates on borrowings averaged 1.69% for the PNMR Revolving Credit Facility, 1.34% for the PNMR 2015 Term Loan Agreement,

1.30% for the PNMR Term Loan Agreement, 3.37% for the BTMU Term Loan Agreement, 1.02% for the PNM Multi-draw Term Loan, 1.56% for the PNM Revolving Credit Facility, 1.57% for the PNM New Mexico Credit Facility, and 1.44% for the TNMP Revolving Credit Facility. The Company is exposed to interest rate risk to the extent of future increases in variable interest rates.

The investments held by PNM in trusts for decommissioning and reclamation had an estimated fair value of $260.6 million at March 31, 2016, of which 45.2% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 50 basis points from their levels at March 31, 2016, the decrease in the fair value of the fixed-rate securities would be 3.7%, or $4.4 million.

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

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation include certain equity securities at March 31, 2016. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 51.4% of the securities held by the trusts as of March 31, 2016. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $13.4 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of the end of the period covered by this quarterly report, each of PNMR, PNM, and TNMP conducted an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer of each of PNMR, PNM, and TNMP concluded that the disclosure controls and procedures are effective.

Changes in internal controls

There have been no changes in each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Notes 11 and 12 for information related to the following matters, for PNMR, PNM, and TNMP, incorporated in this item by reference.
Note 11

•	The Clean Air Act – Regional Haze – SJGS

•	The Clean Air Act – Regional Haze – Four Corners

•	Four Corners Coal Mine

•	WEG v. OSM NEPA Lawsuit

•	Navajo Nation Environmental Issues

•	Santa Fe Generating Station

•	Continuous Highwall Mining Royalty Rate

•	Four Corners Severance Tax Assessment

•	PVNGS Water Supply Litigation

•	San Juan River Adjudication

•	Rights-of-Way Matter

•	Navajo Nation Allottee Matters

Note 12

•	PNM – New Mexico General Rate Case

•	PNM – Renewable Portfolio Standard

•	PNM – Renewable Energy Rider

•	PNM – Energy Efficiency and Load Management

•	PNM – Integrated Resource Plan

•	PNM – San Juan Generating Station Units 2 and 3 Retirement

•	PNM – Application for Certificate of Convenience and Necessity

•	PNM – Advanced Metering Infrastructure Application

•	PNM – Formula Transmission Rate Case

•	PNM – Firm-Requirements Wholesale Customers – Navopache Electric Cooperative, Inc.

•	TNMP – Advanced Meter System Deployment

•	TNMP – Transmission Cost of Service Rates

See also Climate Change Issues under Other Issues Facing the Company in MD&A. The third paragraph under State and Regional Activity is incorporated in this item by reference.

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in PNMR’s, PNM’s, and TNMP’s Annual Reports on Form 10-K for the year ended December 31, 2015.

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
Term Loan Agreement (“NM Capital Term Loan Agreement”) dated as of February 1, 2016 among NM Capital Utility Corporation, as borrower, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as lender and administrative agent

10.2	PNMR	Guaranty Agreement dated as of February 1, 2016 made by PNMR in favor of the lenders under the NM Capital Term Loan Agreement

10.3	PNMR
Loan Agreement dated as of February 1, 2016 among Westmoreland San Juan, LLC, as borrower, Westmoreland San Juan Holdings, Inc., San Juan Coal Company, and San Juan Transportation Company, as guarantors; NM Capital Utility Corporation, as lender, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent; and MUFG Union Bank, N.A., as depository bank

10.4	PNMR	Reclamation Bond Agreement dated January 31, 2016 between PNMR, Westmoreland Coal Company, San Juan Coal Company and Zurich American Insurance Company

10.5	PNMR	PNM Resources, Inc. 2016 Long-Term Incentive Plan dated March 22, 2016

10.6	PNMR	PNM Resources, Inc. 2016 Officer Annual Incentive Plan dated March 22, 2016

10.7	PNMR	First Amendment to PNM Resources, Inc. Executive Savings Plan II executed April 15, 2016

10.8	PNMR
First Amendment to Term Loan Agreement dated as of April 26, 2016 among NM Capital Utility Corporation, as borrower and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as lender and administrative agent (amending the NM Capital Term Loan Agreement)

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

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	May 2, 2016	/s/ Joseph D. Tarry
Joseph D. Tarry
Vice President, Corporate Controller, and Chief Information Officer
(Officer duly authorized to sign this report)