Form 10-Q
period 2016-06-30
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2016-08-09
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 5, 2016, 79,653,624 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM outstanding as of August 5, 2016 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP outstanding as of August 5, 2016 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
Afton	Afton Generating Station
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AMI	Advanced Metering Infrastructure
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ASU	Accounting Standards Update
BACT	Best Available Control Technology
BART	Best Available Retrofit Technology
BDT	Balanced Draft Technology
BHP	BHP Billiton, Ltd
Board	Board of Directors of PNMR
BTMU	The Bank of Tokyo-Mitsubishi UFJ, Ltd.
BTMU Term Loan Agreement	NM Capital’s $125.0 Million Unsecured Term Loan
BTU	British Thermal Unit
CAA	Clean Air Act
CCB	Coal Combustion Byproducts
CCN	Certificate of Convenience and Necessity
CO2	Carbon Dioxide
CSA	Coal Supply Agreement
CTC	Competition Transition Charge
DC Circuit	United States Court of Appeals for the District of Columbia Circuit
Delta	Delta-Person Generating Station, now known as Rio Bravo
DOE	United States Department of Energy
DOI	United States Department of Interior
EGU	Electric Generating Unit
EIP	Eastern Interconnection Project
EIS	Environmental Impact Study
EPA	United States Environmental Protection Agency
ESA	Endangered Species Act
Exchange Act	Securities Exchange Act of 1934
Farmington	The City of Farmington, New Mexico
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
Four Corners	Four Corners Power Plant
FPPAC	Fuel and Purchased Power Adjustment Clause
FTY	Future Test Year
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
IRP	Integrated Resource Plan

IRS	Internal Revenue Service
ISFSI	Independent Spent Fuel Storage Installation
KW	Kilowatt
KWh	Kilowatt Hour
La Luz	La Luz Generating Station
LIBOR	London Interbank Offered Rate
Lightning Dock Geothermal	Lightning Dock geothermal power facility, also known as the Dale Burgett Geothermal Plant
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBTU	Million BTUs
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, Navajo Nation Safe Drinking Water Act, and Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
NEC	Navopache Electric Cooperative, Inc.
NEE	New Energy Economy
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
New Mexico Wind	New Mexico Wind Energy Center
NM Capital	NM Capital Utility Corporation, an unregulated wholly-owned subsidiary of PNMR
NM Supreme Court	New Mexico Supreme Court
NMED	New Mexico Environment Department
NMIEC	New Mexico Industrial Energy Consumers Inc.
NMMMD	The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department
NMPRC	New Mexico Public Regulation Commission
NOx	Nitrogen Oxides
NOPR	Notice of Proposed Rulemaking
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
OCI	Other Comprehensive Income
OPEB	Other Post Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
PCRBs	Pollution Control Revenue Bonds
PNM	Public Service Company of New Mexico and Subsidiaries, a wholly-owned subsidiary of PNMR
PNM 2016 Term Loan Agreement	PNM’s $175.0 Million Unsecured Term Loan
PNM Multi-draw Term Loan	PNM’s $125.0 Million Unsecured Multi-draw Term Loan Facility
PNM New Mexico Credit Facility	PNM’s $50.0 Million Unsecured Revolving Credit Facility

PNM Revolving Credit Facility	PNM’s $400.0 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR 2015 Term Loan Agreement	PNMR’s $150.0 Million Three-Year Unsecured Term Loan
PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of PNMR
PNMR Revolving Credit Facility	PNMR’s $300.0 Million Unsecured Revolving Credit Facility
PNMR Term Loan Agreement	PNMR’s $150.0 Million One-Year Unsecured Term Loan
PPA	Power Purchase Agreement
PSA	Power Sales Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
RA	San Juan Project Restructuring Agreement
RCRA	Resource Conservation and Recovery Act
RCT	Reasonable Cost Threshold
REA	New Mexico’s Renewable Energy Act of 2004
REC	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
Rio Bravo	Rio Bravo Generating Station, formerly known as Delta
RMC	Risk Management Committee
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
S&P	Standard and Poor’s Ratings Services
SCR	Selective Catalytic Reduction
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
TECA	Texas Electric Choice Act
Tenth Circuit	United States Court of Appeals for the Tenth Circuit
TNMP	Texas-New Mexico Power Company and Subsidiaries, a wholly-owned subsidiary of TNP
TNMP 2015 Bond Purchase Agreement	TNMP’s $60.0 Million First Mortgage Bonds
TNMP Revolving Credit Facility	TNMP’s $75.0 Million Secured Revolving Credit Facility
TNP	TNP Enterprises, Inc. and Subsidiaries, a wholly-owned subsidiary of PNMR
Tucson	Tucson Electric Power Company
UG-CSA	Underground Coal Sales Agreement
US Supreme Court	Supreme Court of the United States
Valencia	Valencia Energy Facility
VaR	Value at Risk

VIE	Variable Interest Entity
WACC	Weighted Average Cost of Capital
WEG	WildEarth Guardians
Westmoreland	Westmoreland Coal Company
Westmoreland Loan	$125.0 Million of funding provided by NM Capital to WSJ
WSJ	Westmoreland San Juan, LLC, an indirect wholly-owned subsidiary of Westmoreland

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Electric Operating Revenues	$315,391	$352,887	$626,352	$685,755
Operating Expenses:
Cost of energy	81,363	114,038	173,732	229,683
Administrative and general	45,160	39,928	92,270	83,787
Energy production costs	37,881	44,790	80,567	87,459
Regulatory disallowances and restructuring costs	—	1,529	774	1,744
Depreciation and amortization	50,955	46,049	100,784	91,510
Transmission and distribution costs	17,315	16,868	33,909	33,354
Taxes other than income taxes	17,895	17,271	37,987	36,234
Total operating expenses	250,569	280,473	520,023	563,771
Operating income	64,822	72,414	106,329	121,984
Other Income and Deductions:
Interest income	10,194	1,941	13,815	3,691
Gains on available-for-sale securities	4,631	5,556	10,849	9,580
Other income	4,265	5,717	8,530	10,679
Other (deductions)	(4,105)	(3,707)	(7,104)	(7,370)
Net other income and deductions	14,985	9,507	26,090	16,580
Interest Charges	33,221	28,913	64,712	59,186
Earnings before Income Taxes	46,586	53,008	67,707	79,378
Income Taxes	15,634	17,353	22,790	25,870
Net Earnings	30,952	35,655	44,917	53,508
(Earnings) Attributable to Valencia Non-controlling Interest	(3,744)	(3,850)	(7,031)	(7,231)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(264)	(264)
Net Earnings Attributable to PNMR	$27,076	$31,673	$37,622	$46,013
Net Earnings Attributable to PNMR per Common Share:
Basic	$0.34	$0.40	$0.47	$0.58
Diluted	$0.34	$0.40	$0.47	$0.57
Dividends Declared per Common Share	$0.22	$0.20	$0.44	$0.40

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net Earnings	$30,952	$35,655	$44,917	$53,508
Other Comprehensive Income (Loss):
Unrealized Gains on Available-for-Sale Securities:
Unrealized holding gains (losses) arising during the period, net of income tax (expense) benefit of $2,791, $266, $661 and $(2,413)	(4,362)	(413)	(1,034)	3,744
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $(2,404), $3,278, $1,970 and $4,913	3,757	(5,087)	(3,079)	(7,624)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax expense (benefit) of $(537), $(583), $(1,074) and $(1,166)	839	905	1,678	1,810
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $178, $0, $681 and $0	(279)	—	(1,065)	—
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $(88), $0, $(145) and $0	137	—	226	—
Total Other Comprehensive Income (Loss)	92	(4,595)	(3,274)	(2,070)
Comprehensive Income	31,044	31,060	41,643	51,438
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,744)	(3,850)	(7,031)	(7,231)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(264)	(264)
Comprehensive Income Attributable to PNMR	$27,168	$27,078	$34,348	$43,943

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$44,917	$53,508
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	116,785	108,891
Deferred income tax expense	22,869	26,675
Net unrealized (gains) losses on commodity derivatives	5,219	6,127
Realized (gains) on available-for-sale securities	(10,849)	(9,580)
Stock based compensation expense	3,543	2,761
Regulatory disallowances and restructuring costs	774	1,744
Other, net	(207)	(1,926)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	3,770	(20,899)
Materials, supplies, and fuel stock	(1,382)	(8,285)
Other current assets	(27,342)	16,342
Other assets	885	8,062
Accounts payable	(3,984)	(20,777)
Accrued interest and taxes	(4,283)	(4,380)
Other current liabilities	(23,255)	(10,195)
Other liabilities	(5,419)	(38,394)
Net cash flows from operating activities	122,041	109,674

Cash Flows From Investing Activities:
Additions to utility and non-utility plant	(378,574)	(232,964)
Proceeds from sales of available-for-sale securities	194,014	94,522
Purchases of available-for-sale securities	(195,619)	(94,905)
Return of principal on PVNGS lessor notes	8,547	14,188
Westmoreland Loan	(122,250)	—
Other, net	167	2,694
Net cash flows from investing activities	(493,715)	(216,465)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings, net	150,800	82,000
Long-term borrowings	357,500	214,300
Repayment of long-term debt	(126,156)	(158,066)
Proceeds from stock option exercise	6,569	7,347
Awards of common stock	(14,367)	(18,814)
Dividends paid	(35,312)	(32,125)
Valencia’s transactions with its owner	(7,394)	(7,614)
Other, net	(1,077)	(2,107)
Net cash flows from financing activities	330,563	84,921

Change in Cash and Cash Equivalents	(41,111)	(21,870)
Cash and Cash Equivalents at Beginning of Period	46,051	28,274
Cash and Cash Equivalents at End of Period	$4,940	$6,404

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$56,397	$56,309
Income taxes paid (refunded), net	$850	$(1,231)

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$25,488	$743

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$4,940	$46,051
Accounts receivable, net of allowance for uncollectible accounts of $1,407 and $1,397	75,598	98,699
Unbilled revenues	69,834	52,012
Other receivables	17,066	28,590
Current portion of Westmoreland Loan	48,175	—
Materials, supplies, and fuel stock	68,769	67,386
Regulatory assets	10,180	1,070
Commodity derivative instruments	4,053	3,813
Income taxes receivable	6,773	5,845
Other current assets	103,483	82,104
Total current assets	408,871	385,570
Other Property and Investments:
Long-term portion of Westmoreland Loan	75,820	—
Available-for-sale securities	264,669	259,042
Other investments	440	604
Non-utility property	3,404	3,404
Total other property and investments	344,333	263,050
Utility Plant:
Plant in service, held for future use, and to be abandoned	6,774,773	6,307,261
Less accumulated depreciation and amortization	2,279,853	2,058,772
	4,494,920	4,248,489
Construction work in progress	211,919	204,766
Nuclear fuel, net of accumulated amortization of $44,139 and $44,455	83,391	82,117
Net utility plant	4,790,230	4,535,372
Deferred Charges and Other Assets:
Regulatory assets	464,291	470,664
Goodwill	278,297	278,297
Commodity derivative instruments	1,332	2,622
Other deferred charges	73,102	73,753
Total deferred charges and other assets	817,022	825,336
	$6,360,456	$6,009,328

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$401,400	$250,600
Current installments of long-term debt	106,910	124,979
Accounts payable	70,948	100,419
Customer deposits	11,783	12,216
Accrued interest and taxes	54,951	58,306
Regulatory liabilities	3,852	15,591
Commodity derivative instruments	4,746	1,859
Dividends declared	132	17,656
Other current liabilities	48,194	59,494
Total current liabilities	702,916	641,120
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	2,217,114	1,966,969
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	905,439	877,393
Regulatory liabilities	466,312	467,413
Asset retirement obligations	116,716	111,895
Accrued pension liability and postretirement benefit cost	66,506	73,097
Commodity derivative instruments	1,588	—
Other deferred credits	133,925	133,692
Total deferred credits and other liabilities	1,690,486	1,663,490
Total liabilities	4,610,516	4,271,579
Commitments and Contingencies (See Note 11)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders’ equity:
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 79,653,624 shares)	1,162,195	1,166,465
Accumulated other comprehensive income (loss), net of income taxes	(74,706)	(71,432)
Retained earnings	579,878	559,780
Total PNMR common stockholders’ equity	1,667,367	1,654,813
Non-controlling interest in Valencia	71,044	71,407
Total equity	1,738,411	1,726,220
	$6,360,456	$6,009,328

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNMR				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total PNMR Common Stockholders’ Equity		Total Equity
	(In thousands)
Balance at December 31, 2015	$1,166,465	$(71,432)	$559,780	$1,654,813	$71,407	$1,726,220
Net earnings before subsidiary preferred stock dividends	—	—	37,886	37,886	7,031	44,917
Total other comprehensive income (loss)	—	(3,274)	—	(3,274)	—	(3,274)
Subsidiary preferred stock dividends	—	—	(264)	(264)	—	(264)
Dividends declared on common stock	—	—	(17,524)	(17,524)	—	(17,524)
Proceeds from stock option exercise	6,569	—	—	6,569	—	6,569
Awards of common stock	(14,367)	—	—	(14,367)	—	(14,367)
Excess tax (shortfall) from stock-based payment arrangements	(15)	—	—	(15)	—	(15)
Stock based compensation expense	3,543	—	—	3,543	—	3,543
Valencia’s transactions with its owner	—	—	—	—	(7,394)	(7,394)
Balance at June 30, 2016	$1,162,195	$(74,706)	$579,878	$1,667,367	$71,044	$1,738,411

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Electric Operating Revenues	$233,346	$275,450	$468,952	$537,390
Operating Expenses:
Cost of energy	61,367	95,728	133,811	193,594
Administrative and general	39,152	36,956	81,181	76,524
Energy production costs	37,881	44,790	80,567	87,459
Regulatory disallowances and restructuring costs	—	1,529	774	1,744
Depreciation and amortization	32,602	29,002	64,466	57,405
Transmission and distribution costs	10,241	10,272	20,557	21,040
Taxes other than income taxes	10,343	9,994	22,540	20,790
Total operating expenses	191,586	228,271	403,896	458,556
Operating income	41,760	47,179	65,056	78,834
Other Income and Deductions:
Interest income	5,518	1,946	7,040	3,717
Gains on available-for-sale securities	4,631	5,556	10,849	9,580
Other income	2,953	4,901	6,339	8,292
Other (deductions)	(3,202)	(3,011)	(4,863)	(4,615)
Net other income and deductions	9,900	9,392	19,365	16,974
Interest Charges	22,690	19,681	44,281	39,640
Earnings before Income Taxes	28,970	36,890	40,140	56,168
Income Taxes	9,177	11,527	12,788	17,302
Net Earnings	19,793	25,363	27,352	38,866
(Earnings) Attributable to Valencia Non-controlling Interest	(3,744)	(3,850)	(7,031)	(7,231)
Net Earnings Attributable to PNM	16,049	21,513	20,321	31,635
Preferred Stock Dividends Requirements	(132)	(132)	(264)	(264)
Net Earnings Available for PNM Common Stock	$15,917	$21,381	$20,057	$31,371

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net Earnings	$19,793	$25,363	$27,352	$38,866
Other Comprehensive Income (Loss):
Unrealized Gains on Available-for-Sale Securities:
Unrealized holding gains (losses) arising during the period, net of income tax (expense) benefit of $2,791, $266, $661 and $(2,413)	(4,362)	(413)	(1,034)	3,744
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $(2,404), $3,278, $1,970 and $4,913	3,757	(5,087)	(3,079)	(7,624)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(537), $(583), $(1,074) and $(1,166)	839	905	1,678	1,810
Total Other Comprehensive Income (Loss)	234	(4,595)	(2,435)	(2,070)
Comprehensive Income	20,027	20,768	24,917	36,796
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,744)	(3,850)	(7,031)	(7,231)
Comprehensive Income Attributable to PNM	$16,283	$16,918	$17,886	$29,565

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$27,352	$38,866
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	80,688	73,701
Deferred income tax expense	13,180	18,464
Net unrealized (gains) losses on commodity derivatives	5,219	6,127
Realized (gains) on available-for-sale securities	(10,849)	(9,580)
Regulatory disallowances and restructuring costs	774	1,744
Other, net	(221)	(2,958)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	8,572	(15,283)
Materials, supplies, and fuel stock	(4,924)	(7,860)
Other current assets	(18,964)	15,882
Other assets	6,582	7,568
Accounts payable	822	(21,315)
Accrued interest and taxes	736	412
Other current liabilities	(15,511)	(3,259)
Other liabilities	(6,871)	(34,729)
Net cash flows from operating activities	86,585	67,780

Cash Flows From Investing Activities:
Utility plant additions	(302,721)	(172,937)
Proceeds from sales of available-for-sale securities	194,014	94,522
Purchases of available-for-sale securities	(195,619)	(94,905)
Return of principal on PVNGS lessor notes	8,547	14,188
Other, net	167	2,859
Net cash flows from investing activities	(295,612)	(156,273)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings, net	126,000	51,100
Long-term borrowings	175,000	64,300
Repayment of long-term debt	(125,000)	(39,300)
Equity contribution from parent	4,142	—
Valencia’s transactions with its owner	(7,394)	(7,614)
Dividends paid	(4,406)	(264)
Other, net	(369)	(1,659)
Net cash flows from financing activities	167,973	66,563

Change in Cash and Cash Equivalents	(41,054)	(21,930)
Cash and Cash Equivalents at Beginning of Period	43,138	25,480
Cash and Cash Equivalents at End of Period	$2,084	$3,550

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$40,838	$36,977
Income taxes paid (refunded), net	$—	$(1,450)

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$21,157	$(2,813)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,084	$43,138
Accounts receivable, net of allowance for uncollectible accounts of $1,407 and $1,397	52,491	78,291
Unbilled revenues	58,360	42,641
Other receivables	14,953	24,725
Affiliate receivables	10,422	15,105
Materials, supplies, and fuel stock	65,402	60,477
Regulatory assets	3,421	—
Commodity derivative instruments	4,053	3,813
Income taxes receivable	14,970	14,577
Other current assets	96,625	74,990
Total current assets	322,781	357,757
Other Property and Investments:
Available-for-sale securities	264,669	259,042
Other investments	202	366
Non-utility property	96	96
Total other property and investments	264,967	259,504
Utility Plant:
Plant in service, held for future use, and to be abandoned	5,258,713	4,833,303
Less accumulated depreciation and amortization	1,765,392	1,569,549
	3,493,321	3,263,754
Construction work in progress	156,801	172,238
Nuclear fuel, net of accumulated amortization of $44,139 and $44,455	83,391	82,117
Net utility plant	3,733,513	3,518,109
Deferred Charges and Other Assets:
Regulatory assets	334,871	342,910
Goodwill	51,632	51,632
Commodity derivative instruments	1,332	2,622
Other deferred charges	66,385	66,810
Total deferred charges and other assets	454,220	463,974
	$4,775,481	$4,599,344

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$126,000	$—
Current installments of long-term debt	56,814	124,979
Accounts payable	52,051	72,386
Affiliate payables	19,933	14,318
Customer deposits	11,783	12,216
Accrued interest and taxes	34,314	33,189
Regulatory liabilities	3,852	15,591
Commodity derivative instruments	4,746	1,859
Dividends declared	132	132
Other current liabilities	33,070	42,251
Total current liabilities	342,695	316,921
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,574,760	1,455,698
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	715,168	696,384
Regulatory liabilities	432,572	434,863
Asset retirement obligations	115,835	111,049
Accrued pension liability and postretirement benefit cost	59,980	66,285
Commodity derivative instruments	1,588	—
Other deferred credits	114,755	117,275
Total deferred credits and liabilities	1,439,898	1,425,856
Total liabilities	3,357,353	3,198,475
Commitments and Contingencies (See Note 11)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,240,918	1,236,776
Accumulated other comprehensive income (loss), net of income taxes	(73,911)	(71,476)
Retained earnings	168,548	152,633
Total PNM common stockholder’s equity	1,335,555	1,317,933
Non-controlling interest in Valencia	71,044	71,407
Total equity	1,406,599	1,389,340
	$4,775,481	$4,599,344

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at December 31, 2015	$1,236,776	$(71,476)	$152,633	$1,317,933	$71,407	$1,389,340
Net earnings	—	—	20,321	20,321	7,031	27,352
Total other comprehensive income (loss)	—	(2,435)	—	(2,435)	—	(2,435)
Dividends declared on preferred stock	—	—	(264)	(264)	—	(264)
Equity contribution from parent	4,142	—	—	4,142	—	4,142
Dividends declared on common stock	—	—	(4,142)	(4,142)	—	(4,142)
Valencia’s transactions with its owner	—	—	—	—	(7,394)	(7,394)
Balance at June 30, 2016	$1,240,918	$(73,911)	$168,548	$1,335,555	$71,044	$1,406,599

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Electric Operating Revenues	$82,045	$77,437	$157,400	$148,365
Operating Expenses:
Cost of energy	19,996	18,310	39,921	36,089
Administrative and general	10,204	8,042	19,794	17,875
Depreciation and amortization	14,897	13,591	29,406	27,049
Transmission and distribution costs	7,074	6,596	13,352	12,314
Taxes other than income taxes	6,499	6,169	12,998	12,378
Total operating expenses	58,670	52,708	115,471	105,705
Operating income	23,375	24,729	41,929	42,660
Other Income and Deductions:
Other income	1,031	792	1,624	2,332
Other (deductions)	(354)	1	(339)	(248)
Net other income and deductions	677	793	1,285	2,084
Interest Charges	7,473	6,856	14,841	13,781
Earnings before Income Taxes	16,579	18,666	28,373	30,963
Income Taxes	6,071	6,801	10,408	11,404
Net Earnings	$10,508	$11,865	$17,965	$19,559

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$17,965	$19,559
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	30,270	27,839
Deferred income tax expense	(22)	6,175
Other, net	14	(90)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(4,802)	(5,616)
Materials and supplies	3,542	(425)
Other current assets	(6,941)	(1,264)
Other assets	(6,297)	68
Accounts payable	(2,986)	385
Accrued interest and taxes	5,275	(173)
Other current liabilities	1,279	2,530
Other liabilities	(6)	(4,132)
Net cash flows from operating activities	37,291	44,856
Cash Flows From Investing Activities:
Utility plant additions	(59,795)	(50,256)
Net cash flows from investing activities	(59,795)	(50,256)
Cash Flow From Financing Activities:
Revolving credit facilities borrowings (repayments), net	(29,000)	24,000
Short-term borrowings (repayments) – affiliate, net	(300)	(18,600)
Long-term borrowings	60,000	—
Dividends paid	(7,456)	—
Other, net	(740)	—
Net cash flows from financing activities	22,504	5,400

Change in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	1	1
Cash and Cash Equivalents at End of Period	$1	$1

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$13,118	$12,990
Income taxes paid (refunded), net	$850	$950

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$2,681	$2,311

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1	$1
Accounts receivable	23,107	20,408
Unbilled revenues	11,474	9,371
Other receivables	896	811
Materials and supplies	3,367	6,909
Regulatory assets	6,759	1,070
Other current assets	2,205	1,053
Total current assets	47,809	39,623
Other Property and Investments:
Other investments	238	238
Non-utility property	2,240	2,240
Total other property and investments	2,478	2,478
Utility Plant:
Plant in service and plant held for future use	1,321,689	1,285,727
Less accumulated depreciation and amortization	425,862	406,516
	895,827	879,211
Construction work in progress	32,435	16,561
Net utility plant	928,262	895,772
Deferred Charges and Other Assets:
Regulatory assets	129,420	127,754
Goodwill	226,665	226,665
Other deferred charges	4,891	4,847
Total deferred charges and other assets	360,976	359,266
	$1,339,525	$1,297,139

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$30,000	$59,000
Short-term debt – affiliate	11,500	11,800
Accounts payable	10,338	16,006
Affiliate payables	3,568	3,681
Accrued interest and taxes	38,166	32,891
Other current liabilities	3,433	2,044
Total current liabilities	97,005	125,422
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	420,763	361,411
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	232,881	232,791
Regulatory liabilities	33,740	32,550
Asset retirement obligations	724	695
Accrued pension liability and postretirement benefit cost	6,526	6,812
Other deferred credits	3,997	4,078
Total deferred credits and other liabilities	277,868	276,926
Total liabilities	795,636	763,759
Commitments and Contingencies (See Note 11)
Common Stockholder’s Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	404,166	404,166
Retained earnings	139,659	129,150
Total common stockholder’s equity	543,889	533,380
	$1,339,525	$1,297,139

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at December 31, 2015	$64	$404,166	$129,150	$533,380
Net earnings	—	—	17,965	17,965
Dividends declared on common stock	—	—	(7,456)	(7,456)
Balance at June 30, 2016	$64	$404,166	$139,659	$543,889

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at June 30, 2016 and December 31, 2015, the consolidated results of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

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

Dividends on Common Stock

Dividends on PNMR’s common stock are declared by its Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. This has historically resulted in dividends considered to be attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year. The Board declared dividends on common stock considered to be for the second quarter of $0.22 per share in July 2016 and $0.20 in July

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2015, which are reflected as being in the second quarter within “Dividends Declared per Common Share” on the PNMR Condensed Consolidated Statements of Earnings.

In the six-months ended June 30, 2016, PNMR made an equity contribution of $4.1 million to PNM. PNM and TNMP declared and paid cash dividends on common stock to PNMR of $4.1 million and $7.5 million in the six-months ended June 30, 2016. PNM and TNMP declared cash dividends on common stock to PNMR of $20.0 million and $7.7 million in June 2015 that were paid on July 1, 2015.

New Accounting Pronouncements

Information concerning recently issued accounting pronouncements that have not been adopted by the Company is presented below.

Accounting Standards Update 2014-09 – Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued ASU No. 2014-09. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. When it becomes effective, the new standard will replace most existing revenue recognition guidance in GAAP. In August 2015, the FASB issued a one-year deferral in the effective date. Since the issuance of ASU No. 2014-09, the FASB also has issued additional ASUs that clarify implementation guidance regarding principal versus agent considerations, licensing, and identifying performance obligations, as well as adding certain additional practical expedients. The Company must adopt ASU 2014-09 beginning on January 1, 2018. Early adoption would be permitted beginning January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method although it is unlikely the Company would elect to early adopt the new standard. The Company is analyzing the impacts this new standard will have on its consolidated financial statements and related disclosures, but has not determined the effect of the standard on its financial reporting.

Accounting Standards Update 2014-15 – Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued ASU No. 2014-15, which requires management to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern in connection with the preparation of financial statements for each annual and interim reporting period. Disclosure requirements associated with management’s evaluation are also outlined in the new guidance. The new standard is effective for the Company for reporting periods ending after December 15, 2016, with early adoption permitted. The Company is analyzing the impacts of this new standard.

Accounting Standards Update 2016-01 – Financial Instruments (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU No. 2016-01, which makes targeted improvements to GAAP regarding financial instruments. The new standard eliminates the requirement to classify investments in equity securities with readily determinable fair values into trading or available-for-sale categories and will require those equity securities to be measured at fair value with changes in fair value recognized in net income rather than in OCI. Also, the new standard will revise certain presentation and disclosure requirements. Under the new standard, accounting for investments in debt securities remains essentially unchanged. The new standard will be effective for the Company beginning on January 1, 2018. Early adoption of the standard is permitted. The Company is in the process of analyzing the impacts of this new standard.

Accounting Standards Update 2016-02 – Leases (Topic 842)

In February 2016, the FASB issued ASU No. 2016-02, which will change how lessees account for leases. The ASU will require that a liability be recorded on the balance sheet for all leases based on the present value of future lease obligations. A corresponding right-of-use asset will also be recorded. Amortization of the lease obligation and the right-of-use asset for certain leases, primarily those currently classified as operating leases, will be on a straight-line basis, which is not expected to have a

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

significant impact on the statements of earnings or cash flows, whereas other leases will be required to be accounted for as financing arrangements similar to the accounting treatment for capital leases under current GAAP. Also, the new standard will revise certain disclosure requirements. The new standard will be effective for the Company beginning on January 1, 2019. Early adoption of the standard is permitted. At adoption of the ASU, leases will be recognized and measured as of the earliest period presented using a modified retrospective approach. The Company is in the process of analyzing the impacts of this new standard.

Accounting Standards Update 2016-09 – Compensation – Stock Compensation (Topic 718)

In March 2016, the FASB issued ASU No. 2016-09. The ASU simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for the Company beginning on January 1, 2017. Early adoption is permitted in any interim or annual period. The Company is in the process of analyzing the impacts of this new standard.

Accounting Standards Update 2016-13 – Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13. The ASU changes the way entities recognize impairment of many financial assets, including accounts receivable and investments in debt securities, by requiring immediate recognition of estimated credit losses expected to occur over their remaining lives. The new standard is effective for the Company beginning on January 1, 2020. Early adoption is permitted beginning on January 1, 2019. The Company is in the process of analyzing the impacts of this new standard.

(2)	Earnings Per Share

In accordance with GAAP, dual presentation of basic and diluted earnings per share is presented in the Condensed Consolidated Statements of Earnings of PNMR. Information regarding the computation of earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Net Earnings Attributable to PNMR	$27,076	$31,673	$37,622	$46,013
Average Number of Common Shares:
Outstanding during period	79,654	79,654	79,654	79,654
Vested awards of restricted stock	97	99	101	105
Average Shares – Basic	79,751	79,753	79,755	79,759
Dilutive Effect of Common Stock Equivalents:
Stock options and restricted stock	357	380	381	384
Average Shares – Diluted	80,108	80,133	80,136	80,143
Net Earnings Per Share of Common Stock:
Basic	$0.34	$0.40	$0.47	$0.58
Diluted	$0.34	$0.40	$0.47	$0.57

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

PNM
PNM includes the retail electric utility operations of PNM that are subject to traditional rate regulation by the NMPRC. PNM provides integrated electricity services that include the generation, transmission, and distribution of electricity for retail electric customers in New Mexico. PNM also provides generation service to firm-requirements wholesale customers and sells electricity into the wholesale market, as well as providing transmission services to third parties. The sale of electricity into the wholesale market includes the optimization of PNM’s jurisdictional capacity, as well as the capacity from PVNGS Unit 3, which currently is not included in retail rates. FERC has jurisdiction over wholesale power and transmission rates.

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

PNMR SEGMENT INFORMATION

	PNM	TNMP	Corporate and Other	Consolidated
	(In thousands)
Three Months Ended June 30, 2016
Electric operating revenues	$233,346	$82,045	$—	$315,391
Cost of energy	61,367	19,996	—	81,363
Utility margin	171,979	62,049	—	234,028
Other operating expenses	97,617	23,777	(3,143)	118,251
Depreciation and amortization	32,602	14,897	3,456	50,955
Operating income (loss)	41,760	23,375	(313)	64,822
Interest income	5,518	—	4,676	10,194
Other income (deductions)	4,382	677	(268)	4,791
Net interest charges	(22,690)	(7,473)	(3,058)	(33,221)
Segment earnings before income taxes	28,970	16,579	1,037	46,586
Income taxes	9,177	6,071	386	15,634
Segment earnings	19,793	10,508	651	30,952
Valencia non-controlling interest	(3,744)	—	—	(3,744)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings attributable to PNMR	$15,917	$10,508	$651	$27,076

Six Months Ended June 30, 2016
Electric operating revenues	$468,952	$157,400	$—	$626,352
Cost of energy	133,811	39,921	—	173,732
Utility margin	335,141	117,479	—	452,620
Other operating expenses	205,619	46,144	(6,256)	245,507
Depreciation and amortization	64,466	29,406	6,912	100,784
Operating income (loss)	65,056	41,929	(656)	106,329
Interest income	7,040	—	6,775	13,815
Other income (deductions)	12,325	1,285	(1,335)	12,275
Net interest charges	(44,281)	(14,841)	(5,590)	(64,712)
Segment earnings (loss) before income taxes	40,140	28,373	(806)	67,707
Income taxes (benefit)	12,788	10,408	(406)	22,790
Segment earnings (loss)	27,352	17,965	(400)	44,917
Valencia non-controlling interest	(7,031)	—	—	(7,031)
Subsidiary preferred stock dividends	(264)	—	—	(264)
Segment earnings (loss) attributable to PNMR	$20,057	$17,965	$(400)	$37,622

At June 30, 2016:
Total Assets	$4,775,481	$1,339,525	$245,450	$6,360,456
Goodwill	$51,632	$226,665	$—	$278,297

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	Corporate and Other	Consolidated
	(In thousands)
Three Months Ended June 30, 2015
Electric operating revenues	$275,450	$77,437	$—	$352,887
Cost of energy	95,728	18,310	—	114,038
Utility margin	179,722	59,127	—	238,849
Other operating expenses	103,541	20,807	(3,962)	120,386
Depreciation and amortization	29,002	13,591	3,456	46,049
Operating income	47,179	24,729	506	72,414
Interest income	1,946	—	(5)	1,941
Other income (deductions)	7,446	793	(673)	7,566
Net interest charges	(19,681)	(6,856)	(2,376)	(28,913)
Segment earnings (loss) before income taxes	36,890	18,666	(2,548)	53,008
Income taxes (benefit)	11,527	6,801	(975)	17,353
Segment earnings (loss)	25,363	11,865	(1,573)	35,655
Valencia non-controlling interest	(3,850)	—	—	(3,850)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$21,381	$11,865	$(1,573)	$31,673

Six Months Ended June 30, 2015
Electric operating revenues	$537,390	$148,365	$—	$685,755
Cost of energy	193,594	36,089	—	229,683
Utility margin	343,796	112,276	—	456,072
Other operating expenses	207,557	42,567	(7,546)	242,578
Depreciation and amortization	57,405	27,049	7,056	91,510
Operating income	78,834	42,660	490	121,984
Interest income	3,717	—	(26)	3,691
Other income (deductions)	13,257	2,084	(2,452)	12,889
Net interest charges	(39,640)	(13,781)	(5,765)	(59,186)
Segment earnings (loss) before income taxes	56,168	30,963	(7,753)	79,378
Income taxes (benefit)	17,302	11,404	(2,836)	25,870
Segment earnings (loss)	38,866	19,559	(4,917)	53,508
Valencia non-controlling interest	(7,231)	—	—	(7,231)
Subsidiary preferred stock dividends	(264)	—	—	(264)
Segment earnings (loss) attributable to PNMR	$31,371	$19,559	$(4,917)	$46,013

At June 30, 2015:
Total Assets	$4,524,390	$1,258,285	$106,121	$5,888,796
Goodwill	$51,632	$226,665	$—	$278,297

At December 31, 2015, the Company adopted ASU 2015-03 – Interest – Imputation of Interest (Subtopic 835-30) and ASU 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes, which require that debt issuance costs be reflected as a direct reduction of the related debt liability, except for arrangements such as the Company’s revolving credit facilities, and eliminated the requirement to classify deferred tax assets and liabilities as non-current or current. The Company applied the updates retrospectively to make all periods comparable. As a result, amounts previously reported as total assets at June 30, 2015 above have been reduced to reflect the reclassifications aggregating $38.2 million for PNMR, $19.9 million for PNM, and $10.6 million for TNMP.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)	Accumulated Other Comprehensive Income (Loss)

Information regarding accumulated other comprehensive income (loss) for the six months ended June 30, 2016 and 2015 is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			PNMR
	Unrealized			Fair Value
	Gains on			Adjustment
	Available-for-	Pension		for Cash
	Sale	Liability		Flow
	Securities	Adjustment	Total	Hedges	Total
	(In thousands)
Balance at December 31, 2015	$17,346	$(88,822)	$(71,476)	$44	$(71,432)
Amounts reclassified from AOCI (pre-tax)	(5,049)	2,752	(2,297)	371	(1,926)
Income tax impact of amounts reclassified	1,970	(1,074)	896	(145)	751
Other OCI changes (pre-tax)	(1,695)	—	(1,695)	(1,746)	(3,441)
Income tax impact of other OCI changes	661	—	661	681	1,342
Net change after income taxes	(4,113)	1,678	(2,435)	(839)	(3,274)
Balance at June 30, 2016	$13,233	$(87,144)	$(73,911)	$(795)	$(74,706)

Balance at December 31, 2014	$28,008	$(89,763)	$(61,755)	$—	$(61,755)
Amounts reclassified from AOCI (pre-tax)	(12,537)	2,976	(9,561)	—	(9,561)
Income tax impact of amounts reclassified	4,913	(1,166)	3,747	—	3,747
Other OCI changes (pre-tax)	6,157	—	6,157	—	6,157
Income tax impact of other OCI changes	(2,413)	—	(2,413)	—	(2,413)
Net change after income taxes	(3,880)	1,810	(2,070)	—	(2,070)
Balance at June 30, 2015	$24,128	$(87,953)	$(63,825)	$—	$(63,825)

Pre-tax amounts reclassified from AOCI related to “Unrealized Gains on Available-for-Sale Securities” are included in “Gains on available-for-sale securities” in the Condensed Consolidated Statements of Earnings. Pre-tax amounts reclassified from AOCI related to “Pension Liability Adjustment” are reclassified to “Operating Expenses – Administrative and general” in the Condensed Consolidated Statements of Earnings. For the six months ended June 30, 2016 and 2015, 24.1% and 23.0% of the pension amounts reclassified were capitalized into construction work in process and 2.6% and 2.7% were capitalized into other accounts. Pre-tax amounts reclassified from AOCI related to “Fair Value Adjustment for Cash Flow Hedges” are reclassified to “Interest Charges” in the Condensed Consolidated Statements of Earnings. An insignificant amount was capitalized as AFUDC and capitalized interest. The income tax impacts of all amounts reclassified from AOCI are included in “Income Taxes” in the Condensed Consolidated Statements of Earnings.

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

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 158 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third-party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operations and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the three and six months ended June 30, 2016, PNM paid $4.8 million and $9.6 million for fixed charges and $0.4 million and $0.6 million for variable charges. For the three and six months ended June 30, 2015, PNM paid $4.8 million and $9.6 million for fixed charges and $0.5 million and $0.6 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy obligations of Valencia and creditors of Valencia do not have any recourse against PNM’s assets. PNM has concluded that the third party entity that owns Valencia is a VIE and that PNM is the primary beneficiary of the entity under GAAP since PNM has the power to direct the activities that most significantly impact the economic performance of Valencia and will absorb the majority of the variability in the cash flows of the plant. As the primary beneficiary, PNM consolidates Valencia in its financial statements. The assets and liabilities of Valencia set forth below are immaterial to PNM and, therefore, not shown separately on the Condensed Consolidated Balance Sheets. The owner’s equity and net income of Valencia are considered attributable to non-controlling interest.

Summarized financial information for Valencia is as follows:

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Operating revenues	$5,248	$5,251	$10,185	$10,155
Operating expenses	(1,504)	(1,401)	(3,154)	(2,924)
Earnings attributable to non-controlling interest	$3,744	$3,850	$7,031	$7,231

Financial Position

	June 30,	December 31,
	2016	2015
	(In thousands)
Current assets	$3,413	$2,588
Net property, plant, and equipment	68,365	69,784
Total assets	71,778	72,372
Current liabilities	734	965
Owners’ equity – non-controlling interest	$71,044	$71,407

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

Each of the lease agreements is with a different trust whose beneficial owner is an institutional investor. PNM is not the legal or tax owner of the leased assets. The beneficial owners of the trusts possess all of the voting control and pecuniary interest in the trusts. PNM is only obligated to make payments to the trusts for the scheduled semi-annual lease payments and other than as discussed in Note 6, PNM has no other financial obligations or commitments to the trusts or the beneficial owners although PNM is responsible for all decommissioning obligations related to its entire interest in PVNGS both during and after termination of the leases. Creditors of the trusts have no recourse to PNM’s assets other than with respect to the contractual lease payments. PNM has no additional rights to the assets of the trusts other than the use of the leased assets. PNM has no assets or liabilities recorded on its Condensed Consolidated Balance Sheets related to the trusts other than accrued lease payments of $8.3 million at June 30, 2016 and $18.4 million at December 31, 2015, which are included in other current liabilities on the Condensed Consolidated Balance Sheets.

Prior to their exercise or expiration, the fixed rate renewal options were considered to be variable interests in the trusts and resulted in the trusts being considered VIEs under GAAP. PNM evaluated the PVNGS lease arrangements, including actions taken with respect to the renewal and purchase options, and concluded that it did not have the power to direct the activities that most significantly impacted the economic performance of the trusts and, therefore, was not the primary beneficiary of the trusts under GAAP. Upon execution of documents establishing terms of the asset purchases or lease extensions, PNM’s variable interest in the trusts ceased to exist.

Westmoreland San Juan LLC (“WSJ”) and SJCC

As discussed in the subheading Coal Supply in Note 11, PNM purchases coal for SJGS from SJCC under a coal supply agreement (“CSA”). That section includes information on the purchase of SJCC by WSJ on January 31, 2016, as well as a $125.0 million loan (the “Westmoreland Loan”) from NM Capital, a subsidiary of PNMR, to WSJ, which loan provided substantially all of the funds required for the SJCC purchase, and the issuance of a $40.0 million letter of credit under the PNMR Revolving Credit Facility to support the issuance of reclamation bonds required in order for SJCC to mine coal to be supplied to SJGS. The Westmoreland Loan and the letter of credit result in PNMR being considered to have a variable interest in WSJ, including its subsidiary, SJCC, since PNMR and NM Capital could be subject to loss in the event WSJ were to default under the Westmoreland Loan and/or performance under the letter of credit was required.  Principal payments under the Westmoreland Loan began on August 1, 2016 and are required quarterly thereafter. Interest is also paid quarterly beginning on May 1, 2016.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2016, the amount outstanding under the Westmoreland Loan was $125.0 million, which is reflected on the Condensed Consolidated Balance Sheet net of unamortized fees. In addition, interest receivable of $1.6 million is included in Other Receivables. On August 1, 2016, NM Capital received a $15.0 million principal payment, along with accrued interest, from WSJ, reducing the amount outstanding under the Westmoreland Loan to $110.0 million. In August 2016, the $40.0 million letter of credit support was reduced to $30.3 million. However, the Westmoreland Loan requires that all cash flows of WSJ, in excess of normal operating expenses, capital additions, and operating reserves, be utilized for principal and interest payments under the loan until it is fully repaid. In addition, the Westmoreland Loan is secured by the assets of and the equity interests in SJCC. In the event of a default by WSJ, NM Capital would have the ability to take over the mining operations.  In such event, NM Capital would likely engage a third-party mining company to operate SJCC so that operations of the mine are not disrupted. Since the acquisition of SJCC by WSJ for approximately $125.0 million is a recently negotiated, arms-length transaction between Westmoreland and BHP, the amount should approximate the fair value of SJCC.  Therefore, if WSJ were to default, NM Capital should be able to acquire assets of approximately the value of the Westmoreland Loan without a significant loss. Furthermore, PNMR considers the possibility of loss under the letter of credit to be remote since the purpose of posting the bonds is to provide assurance that SJCC performs the required reclamation of the mine site in accordance with applicable regulations and all reclamation costs are reimbursable under the CSA. Also, much of the mine reclamation activities will not be performed for many years in the future, including after the expiration of the CSA and the final maturity of the Westmoreland Loan. In addition, each of the SJGS participants has established, and funds, a trust to meet its future reclamation obligations.

Both WSJ and SJCC are considered to be VIEs.  PNMR’s analysis of these arrangements concluded that Westmoreland, as the parent of WSJ, has the ability to direct the SJCC mining operations, which is the factor that most significantly impacts the economic performance of WSJ and SJCC.  NM Capital’s rights under the Westmoreland Loan are the typical protective rights of a lender, but do not give NM Capital any oversight over mining operations unless there is a default under the loan. Other than PNM being able to ensure that coal is supplied in adequate quantities and of sufficient quality to provide the fuel necessary to operate SJGS in a normal manner, the mining operations are solely under the control of Westmoreland and its subsidiaries, including developing mining plans, hiring of personnel, and incurring operating and maintenance expenses. Neither PNMR nor PNM has any ability to direct or influence the mining operation.  Therefore, PNM’s involvement through the CSA is a protective right rather than a participating right and Westmoreland has the power to direct the activities that most significantly impact the economic performance of the SJCC.  The CSA requires SJCC to deliver coal required to fuel SJGS in exchange for payment of a set price per ton, which is escalated over time for inflation. If SJCC is able to mine more efficiently than anticipated, its economic performance will be improved.  Conversely, if SJCC cannot mine as efficiently as anticipated, its economic performance will be negatively impacted.  Accordingly, PNMR believes Westmoreland, and not PNMR, is the primary beneficiary of WSJ and, therefore, WSJ and SJCC are not consolidated by either PNMR or PNM. The amounts outstanding under the Westmoreland Loan and the letter of credit support constitute PNMR’s maximum exposure to loss from the VIEs.

(6)	Lease Commitments

The Company leases office buildings, vehicles, and other equipment under operating leases. In addition, PNM leases interests in Units 1 and 2 of PVNGS and, through April 1, 2015, leased an interest in the EIP transmission line. All of the Company’s leases are currently accounted for as operating leases. See Note 1. Additional information concerning the Company’s lease commitments is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K, including PNM’s actions with regard to renewal and purchase options under the PVNGS leases.

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

PNM is exposed to losses under the PVNGS lease arrangements upon the occurrence of certain events that PNM does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to PVNGS or the occurrence of specified nuclear events), PNM would be required to make specified payments to the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

lessors, and take title to the leased interests. If such an event had occurred as of June 30, 2016, amounts due to the lessors under the circumstances described above would be up to $179.1 million, payable on July 15, 2016 in addition to the scheduled lease payments due on July 15, 2016.

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

Fair value is defined under GAAP as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value is based on current market quotes as available and is supplemented by modeling techniques and assumptions made by the Company to the extent quoted market prices or volatilities are not available. External pricing input availability for commodity derivatives varies based on commodity location, market liquidity, and term of the agreement. Valuations of derivative assets and liabilities take into account nonperformance risk including the effect of counterparties’ and the Company’s credit risk. The Company regularly assesses the validity and availability of pricing data for its derivative transactions. Although the Company uses its best judgment in estimating fair values, there are inherent limitations in any estimation technique.

Energy Related Derivative Contracts

Overview

The primary objective for the use of derivative instruments, including energy contracts, options, and futures, is to manage price risk associated with forecasted purchases of energy and fuel used to generate electricity, as well as managing anticipated generation capacity in excess of forecasted demand from existing customers. PNM’s energy related derivative contracts manage commodity risk. PNM is required to meet the demand and energy needs of its retail and firm-requirements wholesale customers. PNM is exposed to market risk for its share of PVNGS Unit 3 and the needs of its firm-requirements wholesale customers not covered under a FPPAC. However, as discussed below, PNM has hedging arrangements for the output of PVNGS Unit 3 through December 31, 2017, at which time PVNGS Unit 3 will be included as a jurisdictional resource to serve New Mexico retail customers. PNM’s operations are managed primarily through a net asset-backed strategy, whereby PNM’s aggregate net open forward contract position is covered by its forecasted excess generation capabilities or market purchases. PNM could be exposed to market risk if its generation capabilities were to be disrupted or if its load requirements were to be greater than anticipated. If all or a portion of load requirements were required to be covered as a result of such unexpected situations, commitments would have to be met through market purchases.
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

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, the Company accounts for its various derivative instruments for the purchase and sale of energy based on the Company’s intent. During the six months ended June 30, 2016 and the year ended December 31, 2015, the Company was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flows hedges. The contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. The Company has no trading transactions.

Commodity Derivatives

Commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges, are summarized as follows:

	Economic Hedges
	June 30, 2016	December 31, 2015
PNMR and PNM	(In thousands)
Current assets	$4,053	$3,813
Deferred charges	1,332	2,622
	5,385	6,435

Current liabilities	(4,746)	(1,859)
Long-term liabilities	(1,588)	—
	(6,334)	(1,859)
Net	$(949)	$4,576

Included in the above table are $2.8 million of current assets and $1.3 million of deferred charges at June 30, 2016 and $3.0 million of current assets and $2.6 million of deferred charges at December 31, 2015 related to contracts for the sale of energy from PVNGS Unit 3 through 2017 at market price plus a premium. Certain of PNM’s commodity derivative instruments in the above table are subject to master netting agreements whereby assets and liabilities could be offset in the settlement process. The Company does not offset fair value, cash collateral, and accrued payable or receivable amounts recognized for derivative instruments under master netting arrangements and the above table reflects the gross amounts of assets and liabilities. The amounts that could be offset under master netting agreements were immaterial at June 30, 2016 and December 31, 2015.

At June 30, 2016 and December 31, 2015, PNMR and PNM had no amounts recognized for the legal right to reclaim cash collateral. However, at June 30, 2016 and December 31, 2015, amounts posted as cash collateral under margin arrangements were $2.6 million and $2.7 million for both PNMR and PNM. At June 30, 2016 and December 31, 2015, obligations to return cash collateral were $0.1 million and $0.1 million for both PNMR and PNM. Cash collateral amounts are included in other current assets and other current liabilities on the Condensed Consolidated Balance Sheets.

PNM has a NMPRC approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. The table above includes less than $0.1 million of current assets, $0.1 million of current liabilities, and less than $0.1 million of long-term liabilities at June 30, 2016 and $0.4 million of current assets and $0.2 million of current liabilities at December 31, 2015 related to this plan. The offsets to these amounts are recorded as regulatory assets and liabilities on the Condensed Consolidated Balance Sheets.

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

	Economic Hedges
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
PNMR and PNM	(In thousands)
Electric operating revenues	$(4,123)	$1,003	$(1,439)	$531
Cost of energy	(967)	(99)	(1,112)	(149)
Total gain (loss)	$(5,090)	$904	$(2,551)	$382
Commodity contract volume positions are presented in MMBTU for gas related contracts and in MWh for power related contracts. The table below presents PNMR’s and PNM’s net buy (sell) volume positions:

	Economic Hedges
	MMBTU	MWh
PNMR and PNM
June 30, 2016	2,615,000	(3,590,045)
December 31, 2015	577,481	(3,405,843)
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

The table below presents information about the Company’s contingent requirements to provide collateral under commodity contracts having an objectively determinable collateral provision that are in net liability positions and are not fully collateralized with cash. Contractual Liability represents commodity derivative contracts recorded at fair value on the balance sheet, determined on an individual contract basis without offsetting amounts for individual contracts that are in an asset position and could be offset under master netting agreements with the same counterparty. The table only reflects cash collateral that has been posted under the existing contracts and does not reflect letters of credit under the PNM Revolving Credit Facility that have been issued as collateral. Net Exposure is the net contractual liability for all contracts, including those designated as normal purchases and normal sales, offset by existing cash collateral and by any offsets available under master netting agreements, including both asset and liability positions.

Contingent Feature – Credit Rating Downgrade	Contractual Liability	Existing Cash Collateral	Net Exposure
	(In thousands)
PNMR and PNM
June 30, 2016	$—	$—	$—
December 31, 2015	$839	$—	$839

Sale of Power from PVNGS Unit 3

Because PNM’s 134 MW share of Unit 3 at PVNGS is not currently included in retail rates, that unit’s power is being sold in the wholesale market. As of June 30, 2016, PNM had contracted to sell 100% of PVNGS Unit 3 output through 2017, at market price plus a premium.  Through hedging arrangements that are accounted for as economic hedges, PNM has established fixed rates for substantially all of the sales through 2017, which average approximately $26 per MWh in 2016 and $29 per MWh in 2017.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Available-for-sale securities are carried at fair value. Available-for-sale securities for PNMR and PNM consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS and a trust for PNM’s share of post-term reclamation costs related to the coal mines serving SJGS (Note 11). At June 30, 2016 and December 31, 2015, the fair value of available-for-sale securities included $254.4 million and $249.1 million for the NDT and $10.3 million and $9.9 million for the mine reclamation trust. The fair value and gross unrealized gains of investments in available-for-sale securities are presented in the following table.

	June 30, 2016		December 31, 2015
	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value
PNMR and PNM		(In thousands)
Cash and cash equivalents	$—	$3,535	$—	$10,700
Equity securities:
Domestic value	7,517	61,672	11,610	44,505
Domestic growth	4,977	45,484	11,163	61,078
International and other	1,937	26,413	1,569	27,961
Fixed income securities:
U.S. Government	1,293	38,263	178	27,880
Municipals	3,843	56,078	3,672	58,576
Corporate and other	2,421	33,224	628	28,342
	$21,988	$264,669	$28,820	$259,042

The proceeds and gross realized gains and losses on the disposition of available-for-sale securities for PNMR and PNM are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the change in realized impairment losses of $(0.7) million and $0.9 million for the three and six months ended June 30, 2016 and $(1.2) million and $(0.8) million for the three and six months ended June 30, 2015.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Proceeds from sales	$69,115	$62,670	$194,014	$94,522
Gross realized gains	$9,531	$8,329	$20,247	$13,465
Gross realized (losses)	$(4,233)	$(1,578)	$(10,349)	$(3,119)
Held-to-maturity securities are those investments in debt securities that the Company has the ability and intent to hold until maturity. At June 30, 2016, held-to-maturity securities consist of the Westmoreland Loan.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2016, the available-for-sale and held-to-maturity debt securities had the following final maturities:

	Fair Value
	Available-for-Sale	Held-to-Maturity
	PNMR and PNM	PNMR
	(In thousands)
Within 1 year	$2,370	$—
After 1 year through 5 years	39,510	134,889
After 5 years through 10 years	21,671	—
After 10 years through 15 years	9,784	—
After 15 years through 20 years	10,028	—
After 20 years	44,202	—
	$127,565	$134,889

Fair Value Disclosures
The Company determines the fair values of its derivative and other financial instruments based on the hierarchy established in GAAP, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. GAAP describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Level 3 inputs used in determining fair values for the Company consist of internal valuation models. The Company records any transfers between fair value hierarchy levels as of the end of each calendar quarter. There were no transfers between levels during the six months ended June 30, 2016 and the year ended December 31, 2015.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Items recorded at fair value on the Condensed Consolidated Balance Sheets are presented below by level of the fair value hierarchy. There were no Level 3 fair value measurements at June 30, 2016 and December 31, 2015 for items recorded at fair value.

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
June 30, 2016	(In thousands)
PNMR and PNM
Available-for-sale securities
Cash and cash equivalents	$3,535	$3,535	$—
Equity securities:
Domestic value	61,672	61,672	—
Domestic growth	45,484	45,484	—
International and other	26,413	26,413	—
Fixed income securities:
U.S. Government	38,263	36,979	1,284
Municipals	56,078	—	56,078
Corporate and other	33,224	6,852	26,372
	$264,669	$180,935	$83,734

Commodity derivative assets	$5,385	$—	$5,385
Commodity derivative liabilities	(6,334)	—	(6,334)
Net	$(949)	$—	$(949)

December 31, 2015
PNMR and PNM
Available-for-sale securities
Cash and cash equivalents	$10,700	$10,700	$—
Equity securities:
Domestic value	44,505	44,505	—
Domestic growth	61,078	61,078	—
International and other	27,961	27,961	—
Fixed income securities:
U.S. Government	27,880	26,608	1,272
Municipals	58,576	—	58,576
Corporate and other	28,342	6,500	21,842
	$259,042	$177,352	$81,690

Commodity derivative assets	$6,435	$—	$6,435
Commodity derivative liabilities	(1,859)	—	(1,859)
Net	$4,576	$—	$4,576

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and fair values of investments in the Westmoreland Loan, PVNGS lessor notes, other investments, and long-term debt, which are not recorded at fair value on the Condensed Consolidated Balance Sheets are presented below:

			GAAP Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2016	(In thousands)
PNMR
Long-term debt	$2,324,024	$2,546,710	$—	$2,546,710	$—
Westmoreland Loan	$123,995	$134,889	$—	$—	$134,889
Other investments	$440	$1,028	$440	$—	$588
PNM
Long-term debt	$1,631,574	$1,787,656	$—	$1,787,656	$—
Other investments	$202	$202	$202	$—	$—
TNMP
Long-term debt	$420,763	$485,210	$—	$485,210	$—
Other investments	$238	$238	$238	$—	$—

December 31, 2015
PNMR
Long-term debt	$2,091,948	$2,264,869	$—	$2,264,869	$—
Investment in PVNGS lessor notes	$8,587	$8,947	$—	$—	$8,947
Other investments	$604	$1,269	$604	$—	$665
PNM
Long-term debt	$1,580,677	$1,703,209	$—	$1,703,209	$—
Investment in PVNGS lessor notes	$8,587	$8,947	$—	$—	$8,947
Other investments	$366	$366	$366	$—	$—
TNMP
Long-term debt	$361,411	$411,661	$—	$411,661	$—
Other investments	$238	$238	$238	$—	$—

(8)	Stock-Based Compensation

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

The stock-based compensation expense related to restricted stock awards without performance or market conditions for awards to participants that are retirement eligible on the grant date is recognized immediately at the grant date and is not amortized. Compensation expense for other such awards is amortized to compensation expense over the shorter of the requisite vesting period, which is generally three years, or the period until the participant becomes retirement eligible. Compensation expense for performance-based shares is recognized ratably over the performance period and is adjusted periodically to reflect the level of

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees meet their service requirements. At June 30, 2016 and December 31, 2015, PNMR had unrecognized expense related to stock awards of $7.2 million and $5.7 million, which are expected to be recognized over an average of 1.7 and 1.4 years.

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

The following table summarizes the weighted-average assumptions used to determine the awards grant date fair value:

	Six Months Ended June 30,
Restricted Shares and Performance Based Shares	2016	2015
Expected quarterly dividends per share	$0.22	$0.20
Risk-free interest rate	0.94%	0.92%

Market-Based Shares
Dividend yield	2.74%	2.87%
Expected volatility	20.44%	18.73%
Risk-free interest rate	0.97%	1.00%

The following table summarizes activity in restricted stock awards, including performance-based and market-based shares, and stock options, for the six months ended June 30, 2016:

	Restricted Stock		Stock Options
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2015	245,094	$24.81	569,342	$19.35
Granted	190,276	$26.49	—	$—
Exercised	(203,423)	$23.44	(236,635)	$27.76
Forfeited	—	$—	(2,000)	$12.22
Expired	—	$—	(8,200)	$24.85
Outstanding at June 30, 2016	231,947	$27.40	322,507	$13.08

PNMR’s stock-based compensation program provides for performance and market targets through 2018. Included as restricted stock in the above table are 79,619 (granted) and 74,697 (exercised) previously awarded shares that were earned for the 2013 through 2015 performance measurement period and approved by the Board in February 2016 (based upon achieving market targets at “target” levels, weighted at 60%, and performance targets at “threshold” levels, weighted at 40%). Excluded from the above table are maximums of 165,628, 166,797, and 147,031 shares for the three-year performance periods ending in 2016, 2017, and 2018 that would be awarded if all performance and market criteria are achieved at maximum levels and all executives remain eligible.

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
At June 30, 2016, the aggregate intrinsic value of stock options outstanding, all of which are exercisable, was $7.2 million with a weighted-average remaining contract life of 2.45 years. At June 30, 2016, no outstanding stock options had an exercise price greater than the closing price of PNMR common stock on that date.

The following table provides additional information concerning restricted stock activity, including performance-based and market-based shares, and stock options:

	Six Months Ended June 30,
Restricted Stock	2016	2015
Weighted-average grant date fair value	$26.49	$20.34
Total fair value of restricted shares that vested (in thousands)	$4,768	$6,470

Stock Options
Weighted-average grant date fair value of options granted	$—	$—
Total fair value of options that vested (in thousands)	$—	$—
Total intrinsic value of options exercised (in thousands)	$1,145	$1,759

(9)	Financing

The Company’s financing strategy includes both short-term and long-term borrowings. The Company utilizes short-term revolving credit facilities, as well as cash flows from operations, to provide funds for both construction and operating expenditures. Depending on market and other conditions, the Company will periodically sell long-term debt or enter into term loan arrangements and use the proceeds to reduce borrowings under the revolving credit facilities. Each of the revolving credit facilities and the Company’s term loans contains one financial covenant, which requires the maintenance of debt-to-capital ratios of less than or equal to 65% and generally include customary covenants, events of default, cross default provisions, and change of control provisions. PNM must obtain NMPRC approval for any financing transaction having a maturity of more than 18 months. In

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

addition, PNM files its annual short-term financing plan with the NMPRC. Additional information concerning financing activities is contained in Note 6 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K.

Financing Activities

On March 9, 2015, PNMR entered into a $150.0 million Term Loan Agreement (“PNMR 2015 Term Loan Agreement”) between PNMR, the lenders identified therein, and Wells Fargo Bank, National Association, as Lender and Administrative Agent. The PNMR 2015 Term Loan Agreement bears interest at a variable rate, which was 1.35% at June 30, 2016, and must be repaid on or before March 9, 2018. In September 2015, PNMR entered into a hedging agreement whereby it effectively established a fixed interest rate of 1.927%, subject to change if there is a change in PNMR’s credit rating, for borrowings under the PNMR 2015 Term Loan Agreement for the period from January 11, 2016 through March 9, 2018. This hedge is accounted for as a cash-flow hedge and had a fair value loss of $1.4 million at June 30, 2016, which is included in Other deferred credits on the Condensed Consolidated Balance Sheet, and a fair value gain of $0.1 million at December 31, 2015, using Level 2 inputs under GAAP determined using forward LIBOR curves under the mid-market convention to discount cash flows over the remaining term of the swap agreements.

As discussed in Note 11, NM Capital, a wholly owned subsidiary of PNMR, entered into a $125.0 million term loan agreement (the “BTMU Term Loan Agreement”), among NM Capital, The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), as lender, and BTMU, as Administrative Agent, as of February 1, 2016. The BTMU Term Loan Agreement has a maturity date of February 1, 2021 and bears interest at a rate based on LIBOR plus a customary spread, which aggregated 3.39% at June 30, 2016. PNMR, as parent company of NM Capital, has guaranteed NM Capital’s obligations. NM Capital utilized the proceeds of the BTMU Term Loan Agreement to provide funding of $125.0 million (the “Westmoreland Loan”) to a ring-fenced, bankruptcy-remote, special-purpose entity that is a subsidiary of Westmoreland Coal Company to finance the purchase price of the stock of SJCC. The BTMU Term Loan Agreement provides that the amount outstanding thereunder must be reduced by at least $5.0 million quarterly beginning on November 1, 2016. NM Capital is also required to utilize the net proceeds of all amounts received under the Westmoreland Loan, after income taxes and fees, to make principal and interest payments on the BTMU Term Loan Agreement. The balance outstanding under the BTMU Term Loan Agreement was $123.8 million at June 30, 2016 and $107.8 million at August 1, 2016.

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

On May 20, 2016, PNM entered into a $175.0 million term loan agreement (the “PNM 2016 Term Loan Agreement”) between PNM and JPMorgan Chase Bank, N.A., as lender and administrative agent. The PNM 2016 Term Loan Agreement bears interest at a variable rate, which was 1.05% at June 30, 2016, and has a maturity date of November 17, 2017. PNM used a portion of the proceeds of the PNM 2016 Term Loan Agreement to prepay without penalty the $125.0 million outstanding under the PNM Multi-draw Term Loan, which had a scheduled maturity of June 21, 2016.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Short-term Debt

The PNMR Revolving Credit Facility has a financing capacity of $300.0 million and the PNM Revolving Credit Facility has a financing capacity of $400.0 million, both of which mature on October 31, 2020. The TNMP Revolving Credit Facility is a $75.0 million revolving credit facility secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds. The TNMP Revolving Credit Facility matures on September 18, 2018. PNM also has the $50.0 million PNM New Mexico Credit Facility that expires on January 8, 2018. At June 30, 2016, TNMP had $11.5 million in borrowings from PNMR under an intercompany loan agreement. At June 30, 2016, the weighted average interest rate was 1.70% for the PNMR Revolving Credit Facility, 1.58% for the PNM Revolving Credit Facility, 1.58% for the PNM New Mexico Credit Facility, 1.46% for the TNMP Revolving Credit Facility, and 1.31% for borrowings outstanding under the twelve-month $150.0 million PNMR Term Loan Agreement, which matures in December 2016. Short-term debt outstanding consisted of:

	June 30,	December 31,
Short-term Debt	2016	2015
	(In thousands)
PNM:
PNM Revolving Credit Facility	$111,000	$—
PNM New Mexico Credit Facility	15,000	—
TNMP Revolving Credit Facility	30,000	59,000
PNMR:
PNMR Revolving Credit Facility	95,400	41,600
PNMR Term Loan Agreement	150,000	150,000
	$401,400	$250,600

In addition to the above borrowings, PNMR, PNM, and TNMP had letters of credit outstanding of $46.2 million, $2.5 million, and $0.1 million at June 30, 2016 that reduce the available capacity under their respective revolving credit facilities.

At August 5, 2016, PNMR, PNM, and TNMP had $115.3 million, $329.6 million, and $74.9 million of availability under their respective revolving credit facilities, including reductions of availability due to outstanding letters of credit, and PNM had $15.0 million of availability under the PNM New Mexico Credit Facility. Total availability at August 5, 2016, on a consolidated basis, was $534.8 million for PNMR. As of August 5, 2016, TNMP had $1.4 million in borrowings from PNMR under an intercompany loan agreement. At August 5, 2016, PNMR, PNM and TNMP had consolidated invested cash of $1.5 million, none, and none.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM Plans

The following tables present the components of the PNM Plans’ net periodic benefit cost:

	Three Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2016	2015	2016	2015	2016	2015
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$35	$51	$—	$—
Interest cost	7,577	7,064	1,087	1,023	203	190
Expected return on plan assets	(8,854)	(9,831)	(1,371)	(1,403)	—	—
Amortization of net (gain) loss	3,455	3,705	286	491	64	81
Amortization of prior service cost	(241)	(241)	(7)	(160)	—	—
Net periodic benefit cost	$1,937	$697	$30	$2	$267	$271

	Six Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2016	2015	2016	2015	2016	2015
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$70	$102	$—	$—
Interest cost	15,154	14,127	2,173	2,045	406	380
Expected return on plan assets	(17,708)	(19,662)	(2,742)	(2,805)	—	—
Amortization of net (gain) loss	6,910	7,410	572	983	128	162
Amortization of prior service cost	(483)	(483)	(15)	(321)	—	—
Net periodic benefit cost	$3,873	$1,392	$58	$4	$534	$542

PNM made contributions to its pension plan trust of zero and $30.0 million in the three and six months ended June 30, 2015 and does not anticipate making any contributions to the pension plan in 2016-2020, based on current law, including recent amendments to funding requirements, and estimates of portfolio performance. These anticipations were developed using current funding assumptions, with discount rates of 4.8% to 5.7%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional contributions at its discretion. PNM made contributions to the OPEB trust of $0.8 million and $1.6 million in the three and six months ended June 30, 2016 and $0.8 million and $1.6 million in the three and six months ended June 30, 2015. PNM expects to make contributions to the OPEB trust totaling $3.5 million in 2016 and $14.0 million for 2017-2020.  Disbursements under the executive retirement program, which are funded by PNM and considered to be contributions to the plan, were $0.4 million and $0.9 million in the three and six months ended June 30, 2016 and $0.4 million and $0.9 million in the three and six months ended June 30, 2015 and are expected to total $1.5 million during 2016 and $5.9 million for 2017-2020.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TNMP Plans

The following tables present the components of the TNMP Plans’ net periodic benefit cost (income):

	Three Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2016	2015	2016	2015	2016	2015
	(In thousands)
Components of Net Periodic Benefit Cost (Income)
Service cost	$—	$—	$46	$62	$—	$—
Interest cost	826	761	169	152	10	9
Expected return on plan assets	(986)	(1,105)	(122)	(130)	—	—
Amortization of net (gain) loss	175	195	(10)	—	1	1
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$15	$(149)	$83	$84	$11	$10

	Six Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2016	2015	2016	2015	2016	2015
	(In thousands)
Components of Net Periodic Benefit Cost (Income)
Service cost	$—	$—	$93	$124	$—	$—
Interest cost	1,652	1,521	339	304	20	18
Expected return on plan assets	(1,971)	(2,210)	(245)	(260)	—	—
Amortization of net (gain) loss	350	391	(20)	—	1	2
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$31	$(298)	$167	$168	$21	$20

TNMP made no contribution to its pension trust in 2015 and does not anticipate making any contributions in 2016-2020, based on current law, including recent amendments to funding requirements, and estimates of portfolio performance. These anticipations were developed using current funding assumptions with discount rates of 4.8% to 5.7%. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP made no contributions to the OPEB trust in the three and six months ended June 30, 2016 and 2015. TNMP expects to make contributions to the OPEB trust totaling $0.3 million in 2016 and $1.4 million for 2017-2020. Disbursements under the executive retirement program, which are funded by TNMP and considered to be contributions to the plan, were less than $0.1 million in the three and six months ended June 30, 2016 and 2015 and are expected to total $0.1 million during 2016 and $0.4 million in 2017-2020.

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

Commitments and Contingencies Related to the Environment

Nuclear Spent Fuel and Waste Disposal

Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE that require the DOE to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE announced that it would not be able to open the repository by 1998 and sought to excuse its performance of these requirements. In November 1997, the DC Circuit issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and the DOE’s delay, a number of utilities, including APS (on behalf of itself and the other PVNGS owners, including PNM), filed damages actions against the DOE in the Court of Federal Claims. The lawsuits filed by APS alleged that damages were incurred due to DOE’s continuing failure to remove spent nuclear fuel and high level waste from PVNGS. In August 2014, APS and DOE entered into a settlement agreement, which establishes a process for the payment of claims for costs incurred through December 31, 2016. Under the settlement agreement, APS must submit claims annually for payment of allowable costs. In the first quarter of 2015, PNM recorded $4.3 million, including $3.1 million credited back to PNM’s customers, for its share of the settlement under this process for costs incurred from July 2011 through June 2014. PNM now records estimated claims quarterly. The settlement agreement terminates upon payment of costs incurred through December 31, 2016, unless extended by mutual written agreement.

PNM estimates that it will incur approximately $58.0 million (in 2013 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a component of fuel expense as the fuel is consumed. At June 30, 2016 and December 31, 2015, PNM had a liability for interim storage costs of $11.9 million and $12.2 million included in other deferred credits.

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

SJGS

BART Compliance – SJGS is a source that is subject to the statutory obligations of the CAA to reduce visibility impacts. Note 16 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K contains detailed information concerning the BART compliance process, including interactions with governmental agencies responsible for environmental oversight and the NMPRC approval process. In December 2015, PNM received NMPRC approval for the plan to comply with the EPA regional haze rule at SJGS. Under the approved plan, the installation of selective non-catalytic reduction technology (“SNCR”) was required on SJGS Units 1 and 4, which was completed in early 2016, and Units 2 and 3 are to be retired by the end of 2017. In addition to the required SNCR equipment, the NSR permit, which was required to be obtained in order to install the SNCRs, specified that SJGS Units 1 and 4 be converted to balanced draft technology (“BDT”). PNM’s share of the total costs for SNCRs and BDT equipment was $76.8 million. Although operating costs will be reduced due to the retirement of SJGS Units 2 and 3, the operating costs for SJGS Units 1 and 4 will increase with the installation of SNCR and BDT equipment.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
PNM is granted a CCN for 134 MW of PVNGS Unit 3 with an initial rate base value equal to the book value as of December 31, 2017, including transmission assets associated with PVNGS Unit 3, (estimated to aggregate approximately $150 million)

•
No later than December 31, 2018, and before entering into a binding agreement for post-2022 coal supply for SJGS, PNM will file its position and supporting testimony in an NMPRC case to determine the extent to which SJGS should continue serving PNM’s retail customers’ needs after mid-2022; all parties to the stipulation agree to support this case being decided within six months

•
PNM is authorized to acquire 65 MW of SJGS Unit 4 as excluded utility plant; PNM and PNMR commit that no further coal-fired merchant plant will be acquired at any time by PNM, PNMR, or any PNM affiliate; PNM is not precluded from seeking a CCN to include the 65 MW or other coal capacity in rate base

•
Beginning January 1, 2020, for every MWh produced by 197 MW of coal-fired generation from PNM’s ownership share of SJGS, PNM will acquire and retire one MWh of RECs or allowances that include a zero-CO2 emission attribute compliant with EPA’s Clean Power Plan; this REC retirement is in addition to what is required to meet the RPS; the cost of these RECs are to be capped at $7.0 million per year and will be recovered in rates; PNM should purchase EPA-compliant RECs from New Mexico renewable generation unless those RECs are more costly

•
PNM will accelerate recovery of SNCR costs on SJGS Units 1 and 4 so that the costs are fully recovered by July 1, 2022; cost recovery for PNM’s BDT project on those units will be determined in PNM’s next general rate case

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

In the three months ended March 31, 2016, PNM revised its estimates of the December 31, 2017 projected book value of SJGS Units 2 and 3 and the other unrecoverable costs, which resulted in an expense of $0.8 million, which is reflected in regulatory disallowances and restructuring costs on the Condensed Consolidated Statement of Earnings. In addition, PNMR Development recorded an expense of $0.6 million for costs it was obligated to reimburse the other SJGS participants under the restructuring arrangement, which is included in other deductions on the Condensed Consolidated Statement of Earnings. At June 30, 2016, the carrying value for PNM’s current ownership share of SJGS Units 2 and 3 is comprised of plant in service of $471.5 million and accumulated depreciation and amortization of $199.3 million for a net undepreciated book value of $272.2 million, offset by 50% (which equals $128.2 million) of the anticipated December 31, 2017 undepreciated net book value of SJGS Units 2 and 3 that will not be recovered, resulting in the net carrying value for SJGS Units 2 and 3 being $144.0 million at June 30, 2016.

On January 14, 2016, NEE filed, with the NM Supreme Court, a Notice of Appeal of the NMPRC’s December 16, 2015 order. On July 22, 2016, NEE filed a brief alleging that the NMPRC’s decision violated NM Statutes and NMPRC regulations because PNM did not adequately consider replacement resources other than those proposed by PNM, the NMPRC did not require PNM to adequately address and mitigate ratepayer risk, the NMPRC unlawfully shifted the burden of proof, and the NMPRC’s decision was arbitrary and capricious.  PNM’s response brief is due September 6, 2016.

In addition, on February 5, 2016, NEE filed, with the NMPRC, a motion for reconsideration of that final order based on developments related to the loan made by NM Capital to facilitate the sale of SJCC, which is described under Coal Supply below. NEE alleged the loan is a transaction that, under the New Mexico Public Utility Act, requires prior NMPRC approval. PNM filed its response to NEE’s motion for reconsideration on February 18, 2016. The NEE motion was denied by operation of law because the NMPRC did not act on the motion. On March 31, 2016, NEE filed, with the NMPRC, a complaint against PNM regarding

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the financing provided by NM Capital to facilitate the sale of SJCC. The complaint alleges that PNM failed to comply with its discovery obligation in the SJGS abandonment case and requests the NMPRC to investigate whether the financing transactions could adversely affect PNM’s ability to provide electric service to its retail customers. PNM responded to the complaint on May 4, 2016. PNM cannot currently predict the outcome of these matters.

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
PNM estimates its share of costs for post-combustion controls at Four Corners Units 4 and 5 to be up to $91.1 million, including amounts incurred through June 30, 2016 and PNM’s AFUDC. PNM will seek recovery from its ratepayers of all costs that are ultimately incurred. PNM is unable to predict the ultimate outcome of this matter.

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

Four Corners Federal Agency Lawsuit – On December 21, 2015, several environmental groups filed a notice of intent to sue the OSM and other federal agencies under the ESA, alleging that OSM’s reliance on the Biological Opinion and Incidental Take Statement prepared in connection with a federal environmental review was not in accordance with applicable law. The environmental review was undertaken as part of the DOI’s review process necessary to allow for the effectiveness of lease amendments and related rights-of-way renewals for Four Corners.  This review process also required separate environmental impact evaluations under NEPA and culminated in the issuance of a Record of Decision justifying the agency action extending the life of the plant and the adjacent mine.

On April 20, 2016, the same environmental groups filed a lawsuit against OSM and other federal agencies in the United States District Court for the District of Arizona.  Expanding upon the December 2015 ESA notice, the lawsuit alleges that these federal agencies violated both the ESA and NEPA in providing the federal approvals necessary to extend operations at Four Corners and the adjacent mine past July 6, 2016.  APS filed a motion to intervene in the litigation on July 15, 2016. PNM cannot predict the timing or outcome of this matter.

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

On January 21, 2016, the DC Circuit denied petitions to stay the Clean Power Plan. On January 26, 2016, 29 states and state agencies filed a petition to the US Supreme Court asking the court to reverse the DC Circuit’s decision and stay the implementation of the Clean Power Plan. On February 9, 2016, the US Supreme Court granted the applications to stay the Clean Power Plan pending judicial review of the rule.  The US Supreme Court issued a one-page order that stated, “The EPA rule to have states cut power sector carbon dioxide (CO2) emissions 32% by 2030 is stayed pending disposition of the applicants’ petitions for review in the United States Court of Appeals for the District of Columbia Circuit.” The vote was 5-4 among the US Supreme Court Justices. The decision means the Clean Power Plan is not in effect and states are not obliged to comply with its requirements. If the rule prevails through the legal challenges, states will be able to resume preparing state plans where they left off and may still have six more months to prepare initial plans and 2.5 years for final plans. The DC Circuit delayed the date for hearing oral arguments on the merits of the states’ case to September 27, 2016. A final ruling from that court might not come for months. The stay will remain in effect pending US Supreme Court review if such review is sought.

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

On June 30, 2016, EPA published in the Federal Register the design details of its voluntary Clean Energy Incentive Program under the Clean Power Plan. Comments to EPA on the program are due at the end of August 2016.

PNM’s review of the new CO2 emission reductions standards is ongoing and the assessment of its impacts will depend on the outcome of the judicial and regulatory proceedings. Accordingly, PNM cannot predict the impact these standards may have on its operations or a range of the potential costs of compliance.

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

On August 11, 2015, EPA released the Data Requirements Rule for SO2, telling states how to model or monitor to determine attainment or nonattainment with the new 1-hour SO2 NAAQS.  On June 3, 2016, NMED notified PNM that air quality modeling results indicated that SJGS was in compliance with the standard. The next compliance date is in January 2017, when NMED will submit their formal modeling report and recommendations regarding attainment status to EPA. Thereafter, every July, NMED must submit a report to EPA documenting annual SO2 emissions from SJGS and the associated compliance status.

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

On February 25, 2016, EPA released guidance on area designations, which states will use to determine their initial designation recommendations by October 1, 2016. EPA recommends that states and tribes use the three most recent years of quality assured monitoring data available (e.g., 2013 to 2015) to recommend designations. States and tribes may also have preliminary 2016 data that may be used. EPA will release final designations of attainment/nonattainment for areas by October 1, 2017. By October 2018, NMED must submit an infrastructure SIP that provides the basic air quality management program to implement the revised ozone standard. Due dates for SIPs for areas that have been designated as non-attainment for ozone are generally due within 36 months from the date of designation and are expected to be submitted to EPA by October 1, 2020.

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

Four Corners Coal Mine

In 2012, several environmental groups filed a lawsuit in federal district court against the OSM challenging OSM’s 2012 approval of a permit revision which allowed for the expansion of mining operations into a new area of the mine that serves Four Corners (“Area IV North”). In April 2015, the court issued an order invalidating the permit revision, thereby prohibiting mining in Area IV North until OSM took action to cure the defect in its permitting process identified by the court. The owner of the mine appealed to the Tenth Circuit. On December 29, 2015, OSM took action to cure the defect in its permitting process by issuing a revised environmental assessment and finding of no new significant impact, and reissued the permit. On March 30, 2016, the Tenth Circuit vacated and dismissed the appeal on mootness grounds due to OSM’s revised environmental assessment and reapproval of the permit at issue.

WEG v. OSM NEPA Lawsuit

In February 2013, WEG filed a Petition for Review in the United States District Court of Colorado against OSM challenging federal administrative decisions affecting seven different mines in four states issued at various times from 2007 through 2012.  In its petition, WEG challenges several unrelated mining plan modification approvals, which were each separately approved by OSM.  Of the fifteen claims for relief in the WEG Petition, two concern SJCC’s San Juan mine.  WEG’s allegations concerning the San Juan mine arise from OSM administrative actions in 2008.  WEG alleges various NEPA violations against OSM, including, but not limited to, OSM’s alleged failure to provide requisite public notice and participation, alleged failure to analyze certain environmental impacts, and alleged reliance on outdated and insufficient documents.  WEG’s petition seeks various forms of relief, including a finding that the federal defendants violated NEPA by approving the mine plans; voiding, reversing, and remanding the various mining modification approvals; enjoining the federal defendants from re-issuing the mining plan approvals for the mines until compliance with NEPA has been demonstrated; and enjoining operations at the seven mines. SJCC intervened in this matter. The court granted SJCC’s motion to sever its claims from the lawsuit and transfer venue to the United States District Court for the District of New Mexico. Legal briefing is complete. In February 2016, venue for this matter was transferred to the United States District Court for the Western District of Texas. A stay in this matter expired on April 1, 2016 and was not renewed although the parties continue to engage in settlement negotiations. If WEG ultimately obtains the relief it has requested, such a ruling could require significant expenditures to reconfigure operations at the San Juan mine, impact the production of coal, and impact the economic viability of the San Juan mine and SJGS. PNM cannot currently predict the outcome of this matter or the range of its potential impact.

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
The rule is not clear as to how it applies and what the compliance timelines are for facilities like SJGS that have a cooling water intake structure and only a multi-sector general stormwater permit. PNM has been in discussion with EPA regarding this issue. However, PNM does not expect material changes as a result of any requirements that may be imposed upon SJGS. APS is currently in discussions with EPA Region 9, the National Pollutant Discharge Elimination System (“NPDES”) permit writer for Four Corners, to determine the scope of the impingement and entrainment requirements, which will, in turn, determine APS’s costs to comply with the rule. APS has indicated that it does not expect such costs to be material.

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

The Superfund Oversight Section of the NMED also has conducted multiple investigations into the chlorinated solvent plume in the vicinity of the site of the former Santa Fe Generating Station. In February 2008, a NMED site inspection report was submitted to EPA, which states that neither the source nor extent of contamination has been determined and that the source may not be the former Santa Fe Generating Station. Results of tests conducted by NMED in April 2012 and April 2013 showed elevated concentrations of nitrate in three monitoring wells and an increase in free-phase hydrocarbons in another well. PNM conducted similar site-wide sampling activities in April 2014 and obtained results similar to the 2013 data. As part of this effort, PNM also collected a sample of hydrocarbon product for “fingerprint” analysis from a monitoring well located on the northeastern corner of the property.  This analysis indicated that the hydrocarbon product was a mixture of newer and older fuels, and the location of the monitoring well suggests that the hydrocarbon product is likely from offsite sources. PNM does not believe the former generating station is the source of the increased levels of free-phase hydrocarbons, but no conclusive determinations have been made. It is possible that PNM’s prior activities to remediate hydrocarbon contamination, as conducted under an NMED-approved plan, may have resulted in increased nitrate levels.  PNM has agreed to monitor nitrate levels in a limited number of wells under the terms of the renewed discharge permit for the former generating station.  PNM is unable to predict the outcome of these matters.

Effective December 22, 2015, PNM and NMED entered into a memorandum of understanding to address changing groundwater quality conditions at the site. Under the memorandum, PNM will continue gasoline remediation of the site under the supervision of NMED and qualified costs of the work will be eligible for payment through the New Mexico Corrective Action Fund, which is administered by the NMED Petroleum Storage Tank Bureau. Among other things, money in the Corrective Action Fund is available to NMED to make payments to or on behalf of owners and operators for corrective action taken in accordance with statutory and regulatory requirements to investigate, minimize, eliminate or clean up a release. PNM’s initial work plan and cost estimates for specific groundwater remediation tasks were approved by the Petroleum Storage Tank Bureau and preliminary data gathering work has begun.
Coal Combustion Byproducts Waste Disposal
CCBs consisting of fly ash, bottom ash, and gypsum from SJGS are currently disposed of in the surface mine pits adjacent to the plant. SJGS does not operate any CCB impoundments or landfills. The NMMMD currently regulates mine placement of ash with federal oversight by the OSM. APS disposes of CCBs in ash ponds and dry storage areas at Four Corners.  Ash management at Four Corners is regulated by EPA and the New Mexico State Engineer’s Office.
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

As indicated above, CCBs at Four Corners are currently disposed of in ash ponds and dry storage areas. Depending upon the results of groundwater monitoring required by the CCB rule, Four Corners may be required to take corrective action. Initial monitoring at Four Corners is not yet complete, so expenditures related to potential corrective actions, if any, cannot be reasonably estimated at this time.

Pursuant to a June 24, 2016 order by the DC Circuit in litigation by industry and environmental groups challenging EPA’s CCB regulations, within the next three years EPA is required to complete a rulemaking proceeding concerning whether or not boron must be included on the list of groundwater constituents that might trigger corrective action under EPA’s CCB rules.  EPA is not required to take final action approving the inclusion of boron, but EPA must propose and consider its inclusion.  Should EPA take final action adding boron to the list of groundwater constituents that might trigger corrective action, any resulting corrective action measures may increase costs of compliance with the CCB rule at coal-fired generating facilities.  At this time, PNM cannot predict when EPA will commence its rulemaking concerning boron or the eventual results of those proceedings.

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

Other Commitments and Contingencies
Coal Supply
SJGS
The coal requirements for SJGS are supplied by SJCC, which through January 31, 2016 was a wholly owned subsidiary of BHP, under an underground coal sales agreement (“UG-CSA”) to supply processed coal for operation of SJGS through 2017. The parties to the UG-CSA were SJCC, PNM, and Tucson. SJCC holds certain federal, state, and private coal leases. Under the UG-CSA, SJCC was reimbursed for all costs for mining and delivering the coal, including an allocated portion of administrative costs, and received a return on its investment. In addition to coal delivered to meet the current needs of SJGS, PNM prepaid SJCC for certain coal mined but not yet delivered to the plant site. At June 30, 2016 and December 31, 2015, prepayments for coal, which are included in other current assets, amounted to $59.6 million (including amounts purchased from the existing SJGS participants discussed below) and $49.0 million.

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

Pricing under the CSA is primarily fixed, adjusted to reflect general inflation. The pricing structure takes into account that SJCC has been paid for coal mined but not delivered, as discussed above. PNM has the option to extend the CSA, subject to negotiation of the term of the extension and compensation to the miner. In order to extend, PNM must give written notice of that intent by July 1, 2018 and the parties must agree to the terms of the extension by January 1, 2019. The RA sets forth terms under which PNM acquired the coal inventory of the exiting SJGS participants as of January 1, 2016 and will supply coal to the SJGS exiting participants for the period from January 1, 2016 through December 31, 2017 and to the SJGS remaining participants over the term of the CSA. Coal costs under the CSA are significantly less than under the previous arrangement with SJCC. Since substantially all of PNM’s coal costs are passed through the FPPAC, the benefit of the reduced costs and the economic benefits of the coal inventory arrangement with the exiting owners are passed through to PNM’s customers.

In support of the closing under the Stock Purchase Agreement and to facilitate PNM customer savings, NM Capital, a wholly owned subsidiary of PNMR, provided funding of $125.0 million (the “Westmoreland Loan”) to Westmoreland San Juan, LLC (“WSJ”), a ring-fenced, bankruptcy-remote, special-purpose entity that is a subsidiary of Westmoreland, to finance the purchase price of the stock of SJCC (including an insignificant affiliate) under the Stock Purchase Agreement. NM Capital was able to provide the $125.0 million financing to WSJ by first entering into a $125.0 million term loan agreement (the “BTMU Term Loan Agreement”), among NM Capital, The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), as lender, and BTMU, as Administrative Agent. The BTMU Term Loan Agreement is effective as of February 1, 2016, has a maturity date of February 1, 2021, and bears interest at a rate based on LIBOR plus a customary spread. In connection with the BTMU Term Loan Agreement, PNMR, as parent company of NM Capital, entered into a Guaranty Agreement, dated as of February 1, 2016, with BTMU (the “Guaranty”). The BTMU Term Loan Agreement and the Guaranty include customary covenants, including requirements for PNMR to not exceed a maximum debt-to-capital ratio of 65%, and customary events of default consistent with PNMR’s other term loan agreements. In addition, the BTMU Term Loan Agreement has a cross default provision and a change of control provision. The balance outstanding under the BTMU Term Loan Agreement was $123.8 million at June 30, 2016 and $107.8 million at August 1, 2016.

The Westmoreland Loan is a $125.0 million loan agreement among NM Capital, as lender, WSJ, as borrower, SJCC and its affiliate, as guarantors, BTMU, as Administrative Agent, and MUFG Union Bank, N.A., as Depository Bank. The Westmoreland Loan is effective as of February 1, 2016, and has a maturity date of February 1, 2021. The Westmoreland Loan initially bears interest at a 7.25% rate plus LIBOR and escalates over time. The Westmoreland Loan has been structured to encourage prepayments and early retirement of the debt. WSJ must pay principal and interest quarterly to NM Capital in accordance with an amortization schedule. In addition, the Westmoreland Loan requires that all cash flows of WSJ, in excess of normal operating expenses, capital additions, and operating reserves, be utilized for principal and interest payments under the loan until it is fully repaid. On August 1, 2016, WSJ made the first scheduled principal payment under the Westmoreland Load of $15.0 million, reducing the amount outstanding to $110.0 million. The Westmoreland Loan is secured by the assets of and the equity interests in SJCC and its affiliate. The Westmoreland Loan also includes customary representations and warranties, covenants, and events of default. There are no prepayment penalties.

In connection with certain mining permits relating to the operation of the San Juan mine, SJCC was required to post reclamation bonds of $161.6 million with the NMMMD. In April 2016, NMMMD reduced SJCC’s bonding requirements to $118.7

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

million. In order to facilitate the posting of reclamation bonds by Zurich American Insurance Company (“Zurich”) on behalf of SJCC, a Reclamation Bond Agreement (the “Reclamation Bond Agreement”) was entered into by PNMR, Westmoreland, and SJCC with Zurich. In connection with the Reclamation Bond Agreement, PNMR used $40.0 million of the available capacity under the PNMR Revolving Credit Facility to support a bank letter of credit arrangement (the “Zurich Letter of Credit”) with Zurich. On July 19, 2016, the Zurich reclamation bonds were released by NMMMD upon acceptance of $118.7 million of replacement reclamation bonds from alternate surety companies, which are supported by letters of credit aggregating $30.3 million issued from available capacity under the PNMR Revolving Credit Facility. The Reclamation Bond Agreement was terminated effective August 3, 2016 and the Zurich Letter of Credit was surrendered and canceled.

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
Based on the 2015 estimates and PNM’s current ownership share of SJGS, PNM’s remaining payments for mine reclamation, in future dollars, are estimated to be $96.7 million for the surface mines at both SJGS and Four Corners and $118.9 million for the underground mine at SJGS as of June 30, 2016. At June 30, 2016 and December 31, 2015, liabilities, in current dollars, of $38.2 million and $38.8 million for surface mine reclamation and $12.0 million and $11.4 million for underground mine reclamation were recorded in other deferred credits.

Under the terms of the CSA, PNM and the other SJGS owners are obligated to compensate SJCC for all reclamation liabilities associated with the supply of coal from the San Juan mine. On June 1, 2012, the SJGS owners entered into a trust funds agreement to provide funding to compensate SJCC for post-term reclamation obligations under the UG-CSA. As part of the restructuring of SJGS ownership (see SJGS Ownership Restructuring Matters above), the SJGS owners and PNMR Development negotiated the terms of an amended agreement to fund post-term reclamation obligations under the CSA. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable Reclamation Trust, and periodically deposit funding into the Reclamation Trust for the owner’s share of the mine reclamation

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

obligation. Deposits, which are based on funding curves, must be made on an annual basis. As part of the restructuring of SJGS ownership discussed above, the SJGS participants agreed to adjusted interim trust funding levels. Based on the existing trust fund balance at June 30, 2016, PNM’s required contributions to its Reclamation Trust fund would be $3.8 million, $4.7 million, and $5.1 million in 2016, 2017, and 2018.
Under the coal supply agreement for Four Corners, which becomes effective on July 7, 2016, PNM is required to fund its ownership share of estimated final reclamation costs in thirteen annual installments, beginning on August 1, 2016, into an irrevocable escrow account solely dedicated to the final reclamation cost of the surface mine at Four Corners. PNM’s anticipated funding level is $1.9 million, $2.0 million, and $2.0 million in 2016, 2017, and 2018.
PNM collects a provision for surface and underground mine reclamation costs in its rates. The NMPRC has capped the amount that can be collected from retail customers for final reclamation of the surface mines at $100.0 million. Previously, PNM recorded a regulatory asset for the $100.0 million and recovers the amortization of this regulatory asset in rates. If future estimates increase the liability for surface mine reclamation, the excess would be expensed at that time. The reclamation amounts discussed above reflect PNM’s estimates of its share of the revised costs. Regulatory determinations made by the NMPRC may also affect the impact on PNM. PNM is currently unable to determine the outcome of these matters or the range of possible impacts.

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
Four Corners Severance Tax Assessment

On May 23, 2013, the New Mexico Taxation and Revenue Department (“NMTRD”) issued a notice of assessment for coal severance surtax, penalty, and interest totaling approximately $30 million related to coal supplied under the coal supply agreement for Four Corners. For procedural reasons, on behalf of the Four Corners co-owners, including PNM, the coal supplier made a partial payment of the assessment and immediately filed a refund claim with respect to that partial payment in August 2013. NMTRD denied the refund claim. On December 19, 2013, the coal supplier and APS, on its own behalf and as operating agent for Four Corners, filed a complaint in the New Mexico District Court contesting both the validity of the assessment and the refund claim denial. On June 30, 2015, the court ruled that the assessment was not valid and further ruled that APS and the other Four Corners co-owners receive a refund of all of the contested amounts previously paid under the applicable tax statute. NMTRD filed a notice of appeal with the New Mexico Court of Appeals on August 31, 2015. In March 2016, the parties settled this matter. PNM has paid its share of the settlement, which was $0.1 million in addition to amounts previously paid.

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
In a separate matter, in September 2012, 43 landowners claiming to be Navajo allottees filed a notice of appeal with the BIA appealing a March 2011 decision of the BIA Regional Director regarding renewal of a right-of-way for a PNM transmission line. The allottees, many of whom are also allottees in the above matter, generally allege that they were not paid fair market value for the right-of-way, that they were denied the opportunity to make a showing as to their view of fair market value, and thus denied due process. On January 6, 2014, PNM received notice that the BIA, Navajo Region, requested a review of an appraisal report on 58 allotment parcels. After review, the BIA concluded it would continue to rely on the values of the original appraisal. On March 27, 2014, while this matter was stayed, the allottees filed a motion to dismiss their appeal with prejudice.  On April 2, 2014, the allottees’ appeal was dismissed with prejudice. Subsequent to the dismissal, PNM received a letter from counsel on behalf of what appears to be a subset of the 43 landowner allottees involved in the appeal, notifying PNM that the specified allottees were revoking their consents for renewal of right of way on six specific allotments.  On January 22, 2015, PNM received a letter from the BIA Regional Director identifying ten allotments with rights-of-way renewals that were previously contested.  The letter

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

indicated that the renewals were not approved by the BIA because the previous consent obtained by PNM was later revoked, prior to BIA approval, by the majority owners of the allotments. It is the BIA Regional Director’s position that PNM must re-obtain consent from these landowners. On July 13, 2015, PNM filed a condemnation action in the United States District Court for the District of New Mexico regarding the approximately 15.49 acres of land at issue. On December 1, 2015, the court ruled that PNM could not condemn 2 of the 5 allotments at issue based on the Navajo Nation’s fractional interest in the land. PNM’s motion for reconsideration of this ruling was denied. On March 31, 2016, the Tenth Circuit granted PNM’s petition to appeal the December 1, 2015 ruling. On September 18, 2015, the allottees filed a separate complaint against PNM for federal trespass. Both matters have been consolidated and are stayed while PNM pursues its appeal before the Tenth Circuit. On June 27, 2016, PNM filed its opening brief in the Tenth Circuit. PNM cannot predict the outcome of these matters.

(12)	Regulatory and Rate Matters

The Company is involved in various regulatory matters, some of which contain contingencies that are subject to the same uncertainties as those described in Note 11. Additional information concerning regulatory and rate matters is contained in Note 17 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K.
PNM

New Mexico General Rate Case

On August 27, 2015, PNM filed an application with the NMPRC for a general increase in retail electric rates. The application proposes a revenue increase of $123.5 million, including base non-fuel revenues of $121.7 million. The application is based on a future test year (“FTY”) period beginning October 1, 2015 and proposes a ROE of 10.5%. The primary drivers of PNM’s identified revenue deficiency are the cost of infrastructure investments, including depreciation expense based on an updated depreciation study, and a decline in energy sales as a result of PNM’s successful energy efficiency programs and economic factors. The application includes several proposed changes in rate design to establish fair and equitable pricing across rate classes and to better align cost recovery with cost causation. Specific rate design proposals include higher customer and demand charges, a revenue decoupling pilot program applicable to residential and small commercial customers, a re-allocation of revenue among PNM’s customer classes, a new economic development rate, and continuation of PNM’s renewable energy rider. PNM requested that the proposed new rates become effective beginning in July 2016. On March 2, 2016, the NMPRC required PNM to file supplemental testimony regarding the treatment of renewable energy in PNM’s FPPAC due to issues identified in PNM’s 2016 renewable energy procurement plan and extended the rate suspension period by one month. As ordered by the NMPRC, PNM filed supplemental testimony in the electric rate case demonstrating that PNM’s FPPAC is designed to properly recover its fuel and purchased power expenses. See Renewable Portfolio Standard below. A public hearing on the proposed new rates was held in April 2016. Subsequent to this hearing, the NMPRC ordered PNM to file additional testimony regarding PNM’s interests in PVNGS, including the 64.1 MW of PVNGS Unit 2 that PNM repurchased in January 2016, pursuant to the terms of the initial sales-leaseback transaction (Note 6). A subsequent public hearing was held in June 2016. After the close of the April hearing, the NMPRC further extended the rate suspension period through August 31, 2016. After the June hearing, PNM and other parties were ordered to file supplemental briefs and to provide final recommended revenue requirements that incorporated fuel savings that PNM implemented effective January 1, 2016 from PNM’s SJGS coal supply agreement.  PNM’s filing indicated that recovery for fuel related costs would be reduced by approximately $42.9 million reflecting the current CSA (Note 11), which also reduced the request for base non-fuel related revenues by $0.2 million to $121.5 million.

On August 4, 2016, the hearing examiner in the case issued a recommended decision (“RD”).  Since the RD was only recently issued, PNM has not completed its analysis of the RD, but it appears the RD proposes an increase in non-fuel revenues of $41.3 million compared to the $121.5 million increase requested by PNM. Major components of the difference in the increase in non-fuel revenues, include:

•	The RD proposes a ROE of 9.575% compared to the 10.5% requested by PNM

•
The RD proposes disallowing recovery of the entire $163.3 million acquisition costs for the January 15, 2016 purchases of the assets underlying three leases of portions of PVNGS Unit 2 (Note 6); the RD proposes that power from the previously leased assets be dedicated to serving New Mexico retail customers with those customers being charged for the costs of fuel and operating and maintenance expenses (other than property taxes, which are currently $0.8 million per year), but th

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

e customers would not bear any capital or depreciation costs other than those related to improvements made after the date of the original leases

•
The RD proposes that PNM not recover from retail customers any of the rent expense, which aggregate $18.1 million per year, under the four leases of capacity in PVNGS Unit 1 that were extended for eight years beginning January 15, 2015 and the one lease in PVNGS Unit 2 that was extended for eight years beginning January 15, 2016 (Note 6) and not recover related property taxes, which are currently $1.5 million per year; the RD proposes that power from the leased assets be dedicated to serving New Mexico retail customers with those customers being charged for the costs of fuel and operating and maintenance expense, except that customers would not bear rental costs or property taxes

•
The RD proposes that PNM not recover the costs of converting SJGS Units 1 and 4 to BDT, which is required by the NSR permit for SJGS, (Note 11); PNM’s share of the costs of installing the BDT equipment was $52.3 million of which $40.0 million was included in rate base in PNM’s current rate request

•	The RD proposes that $4.0 million of amounts currently deferred as regulatory assets not be recovered from retail customers

The RD also proposes that all fuel costs be removed from base rates and be recovered through the FPPAC. The RD would credit retail customers with 100% of the revenues from refined coal (a third-party pre-treatment process) at SJGS. In addition, the RD would remove recovery of the costs of power obtained from New Mexico Wind from the FPPAC and include recovery of those costs through PNM’s renewable energy rider discussed below. The RD recommends continuation of the renewable energy rider and certain aspects of PNM’s proposals regarding rate design, but would not approve other rate design proposals or PNM’s request for a revenue decoupling pilot program. The RD proposes approving PNM’s proposals for revised depreciation rates (with one exception), the inclusion of CWIP in rate base, and ratemaking treatment of the prepaid pension asset. The RD does not preclude PNM from supporting the prudence of the PVNGS purchases and lease renewals in its next general rate and seeking recovery of those costs.

PNM disagrees with many of the key conclusions reached by the hearing examiner in the RD and will file strong objections to defend its prudent utility investments. Any party may file exceptions to the RD by August 17, 2017. Responses to exceptions will be due on August 25, 2016. After exceptions and responses have been filed, the General Counsel’s Office of the NMPRC will develop a proposed final order. The final order will then be voted on by the NMPRC Commissioners during an open meeting.  The rate suspension period is currently set to end on August 31, 2016. Therefore, PNM expects a final order in this case to be approved on or before that date unless the NMPRC extends the suspension for an additional month.

PNM believes the hearing examiner erred in key conclusions in the RD and that the NMPRC should reject those erroneous conclusions. Since the RD was just issued on August 4, 2016, PNM has not completed its analysis of the RD, including the potential accounting consequences and those cannot be fully determined until a final order is issued. Furthermore, PNM will file strong exceptions to the RD and, potentially, request rehearing at the NMPRC or appeal the final order to the NM Supreme Court. However, if the ultimate outcome of the current rate case is the adoption of the RD in its entirety, the following costs would not be recovered from retail customers:

•
Costs to acquire the assets previously leased under three leases for PVNGS Unit 2 capacity; the net book value of these assets reflected on the Condensed Consolidated Balance Sheet at June 30, 2016 was $161.3 million

•
The remaining rent expense under the extended leases for capacity in PVNGS Units 1 and 2; the remaining rent expense through the contractual expiration of these leases aggregated $120.3 million as of June 30, 2016

•	Property taxes on the previously leased assets and the extended leases, which currently aggregate $2.3 million per year

•	Costs to convert SJGS Units 1 and 4 to BDT; the net book value of these assets reflected on the Condensed Consolidated Balance Sheet at June 30, 2016 was $51.3 million

•	Costs of other items deferred as regulatory assets at June 30, 2016, aggregating $4.0 million

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

PNM filed its 2016 renewable energy procurement plan on June 1, 2015. The plan met RPS and diversity requirements within the RCT in 2016 and 2017 using existing resources and does not propose any significant new procurements. The NMPRC approved the plan in November 2015, and, after granting a rehearing motion to consider issues regarding the rate treatment of certain customers eligible for a cap on RPS procurement costs and customers exempt from RPS procurement costs, the NMPRC again approved the plan in an order issued on February 3, 2016. In this order, the NMPRC deferred issues related to capped and exempt customers to PNM’s pending rate case and to a new case, which the NMPRC subsequently initiated through issuance of an order to show cause. The rate case and show cause proceedings will examine whether PNM miscalculated the FPPAC factor and base fuel costs in its treatment of renewable energy costs and application of the renewable procurement cost caps and exemptions. On April 28, 2016, PNM filed a motion to stay this proceeding until the issuance of a final order in PNM’s current New Mexico General Rate Case, based on the fact that the issues addressed in the show cause proceeding were being addressed in the rate case. On May 4, 2016, the NMPRC granted PNM’s motion. PNM cannot predict the outcome of this matter.

PNM filed its 2017 renewable energy procurement plan on June 1, 2016. The plan meets RPS and diversity requirements for 2017 and 2018 using existing resources and does not propose any significant new procurements. PNM projects that its plan will slightly exceed the RCT in 2017 and will be within the RCT in 2018. PNM has requested a variance from the RCT in 2017 to the extent the NMPRC determines a variance is necessary. A public hearing is scheduled for September 26, 2016. Pursuant to the REA, the NMPRC must enter an order approving or modifying the plan by November 28, 2016. PNM cannot predict the outcome of this matter.
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

In its 2017 renewable energy procurement plan discussed above, PNM proposes to collect $50.0 million through the rider in 2017. The increase, as compared with the amount the NMPRC approved for recovery through the rider in 2016, is due to including recovery of the costs of procuring energy from New Mexico Wind through the rider, rather than through its FPPAC. The NMPRC has indicated that it will decide in PNM’s general rate case whether PNM should continue to recover the costs of New Mexico Wind through the FPPAC or through the renewable energy rider.

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

2016 Energy Efficiency Program Application

On April 15, 2016, PNM filed an application for energy efficiency and load management programs to be offered in 2017. The proposed program portfolio consists of ten programs with a total budget of $28.0 million. The application also seeks approval of an incentive of $2.4 million based on target savings of 75 GWh. The actual incentive will be based upon actual savings achieved. A public hearing is scheduled for September 14, 2016. PNM cannot predict the outcome of this matter.
Energy Efficiency Rulemaking
On May 17, 2012, the NMPRC issued a NOPR that would have amended the NMPRC’s energy efficiency rule to authorize use of a decoupling mechanism to recover certain fixed costs of providing retail electric service as the mechanism for removal of disincentives associated with the implementation of energy efficiency programs. The proposed rule also addressed incentives associated with energy efficiency. On July 26, 2012, the NMPRC closed the proposed rulemaking and opened a new energy efficiency rulemaking docket that may address decoupling and incentives. Workshops to develop a proposed rule have been held, but no order proposing a rule has been issued. PNM is unable to predict the outcome of this matter. As discussed above, PNM’s current New Mexico General Rate Case includes a revenue decoupling pilot program for residential and small commercial customers.

Integrated Resource Plan
NMPRC rules require that investor owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first four years of that period. PNM filed its 2014 IRP on July 1, 2014. The four-year action plan was consistent with the replacement resources identified in PNM’s application to retire SJGS Units 2 and 3. PNM indicated that it planned to meet its anticipated long-term load growth with a combination of additional renewable energy resources, energy efficiency, and natural gas-fired facilities. Consistent with statute and NMPRC rule, PNM incorporated a public advisory process into the development of its 2014 IRP. On July 31, 2014, several parties requested the NMPRC not to accept the 2014 IRP as compliant with NMPRC rule because to do so could affect the pending proceeding on PNM’s application to abandon SJGS Units 2 and 3 and for CCNs for certain replacement resources (Note 11) and because they asserted that the IRP does not conform to the NMPRC’s IRP rule. Certain parties also asked that further proceedings on the IRP be held in abeyance until the conclusion of the pending abandonment/CCN proceeding. The NMPRC issued an order in August 2014 that docketed a case to determine whether the IRP complies with applicable NMPRC rules. The order also held the case in abeyance pending the issuance of final, non-appealable orders in PNM’s 2015 renewable energy procurement plan case and its application to retire SJGS Units 2 and 3. The final order regarding PNM’s application to abandon SJGS Units 2 and 3 described in Note 11 states that the NMPRC will issue a Notice of Proposed Dismissal in the 2014 IRP docket. On May 4, 2016, the NMPRC issued the Notice of Proposed Dismissal, stating that the docket will be closed with prejudice within thirty days unless good cause is shown why the docket should remain open. On May 31, 2016, NEE filed a request to hold the protests filed against PNM’s IRP in abeyance or to dismiss those protests without prejudice. PNM responded on June 13, 2016 and requested that the NMPRC dismiss the case with prejudice. The NMPRC has not yet acted on its Notice of Proposed Dismissal or the request filed on May 31, 2016.
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
Application for Certificate of Convenience and Necessity

On June 30, 2015, PNM filed an application for a CCN for a 187 MW gas plant to be located at SJGS. This resource was identified as a replacement resource in PNM’s application to retire SJGS Units 2 and 3. On February 12, 2016, PNM filed a motion to withdraw its application and stated that it would file either a new CCN application for a gas-fueled resource or a report on the status of that application. On May 18, 2016, the NMPRC issued an order granting PNM’s request to withdraw the application and closing the case.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On April 26, 2016, PNM filed an application for a 80 MW gas plant to be located at SJGS. The plant would consist of two 40 MW aeroderivative units. The projected cost of the plant is $86.8 million, which is included in PNM’s current construction expenditure forecast. PNM has requested a final order from the NMPRC by December 1, 2016 to facilitate a June 2018 in-service date. A motion to dismiss the case was filed by an intervenor on June 22, 2016. PNM responded to the motion on July 19, 2016. A public hearing is scheduled for November 7, 2016. PNM cannot predict the outcome of this proceeding.

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

On August 5, 2016, PNM filed a motion to suspend its AMI application so that it could evaluate the effect of the final order in the New Mexico General Rate Case. In this motion, PNM stated that it would either seek to set a new procedural schedule or file a motion to withdraw the AMI application within 60 days of a final order in the pending electric rate case.

Data Center Project

On July 8, 2016, PNM filed an application with the NMPRC for approval of:

•	Two new electric service rates

•	A PPA under which PNM would purchase renewable energy from PNMR Development

•	A special service contract to provide electric service to a prospective new customer that is considering locating a data center in PNM’s service area
The new customer is a large internet company that is also considering the state of Utah for the location of the data center. The selection of the data center location is expected to occur in the third quarter of this year. The customer’s service requirements include the acquisition by PNM of a sufficient amount of new renewable energy resources and RECs to match the energy and capacity requirements of the data center. PNM’s initial procurement would be through a PPA with PNMR Development for the energy production from 30MW of new solar capacity that PNMR Development would construct and own. The cost of the PPA would be passed through to the customer under a proposed new rate rider. A proposed new special service rate would be applied to the customer’s energy consumption in those hours of the month when the customer’s consumption exceeds the energy production from the new renewable resources. The NMPRC has scheduled a public hearing on the application for August 9, 2016. PNM cannot predict the outcome of this proceeding, nor whether the internet company will decide to locate its new data center facility in New Mexico.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On March 1, 2013, FERC issued an order (1) accepting PNM’s revisions to its rates for filing and suspending the proposed revisions to become effective August 2, 2013, subject to refund; (2) directing PNM to submit a compliance filing to establish its ROE using the median, rather than the mid-point, of the ROEs from a proxy group of companies; (3) directing PNM to submit a compliance filing to remove from its rate proposal the acquisition adjustment related to PNM’s 60% ownership of the EIP transmission line, which was acquired in 2003; and (4) setting the proceeding for hearing and settlement judge procedures. On April 1, 2013, PNM made the required compliance filing. PNM would be allowed to make a separate filing related to recovery of the EIP acquisition adjustment. On August 2, 2013, new rates went into effect, subject to refund. In June 2013, May 2014, and March 2015, PNM made additional filings incorporating final 2012, 2013, and 2014 data into the formula rate request. On March 20, 2015, PNM along with five other parties entered into a settlement agreement, which was filed at FERC. The settlement reflects a ROE of 10% and results in an annualized increase of $1.3 million above the rates approved in the previous rate case. Additionally, the parties filed a motion to implement the settled rates effective April 1, 2015. On March 25, 2015, the ALJ issued an order authorizing the interim implementation of settled rates beginning on April 1, 2015, subject to refund. In May 2015, the settlement judge recommended that FERC approve the settlement. On March 17, 2016, FERC approved the settlement. PNM made the refunds required under the settlement in May 2016.
Firm-Requirements Wholesale Customers – Navopache Electric Cooperative, Inc.

As discussed in Note 17 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K, NEC filed a petition on April 8, 2015 for a declaratory order requesting that FERC find that NEC can purchase an unlimited amount of power and energy from third party supplier(s) under its PSA with PNM. Following proceedings before a settlement judge, PNM and NEC entered into, and filed with FERC, a settlement agreement on October 29, 2015 that includes certain amendments to the PSA and related contracts on file with FERC. FERC approved the settlement on January 21, 2016. Under the settlement agreement, PNM will serve all of NEC’s load in 2016 at reduced demand and energy rates from those under the PSA. Beginning January 1, 2016, NEC will also pay certain third-party transmission costs that it did not pay in 2014 and partially paid in 2015. The PSA and related transmission agreements will terminate on December 31, 2016. In 2017, PNM will serve 10 MW of NEC’s load under a short term coordination tariff at a rate lower than provided under the PSA. Revenues from NEC under the PSA were $4.7 million and $6.4 million in the three months ended June 30, 2016 and 2015 and $10.0 million and $13.4 million in the six months ended June 30, 2016 and 2015.
TNMP
Advanced Meter System Deployment
In July 2011, the PUCT approved a settlement and authorized an AMS deployment plan that permits TNMP to collect $113.4 million in deployment costs through a surcharge over a 12-year period. TNMP began collecting the surcharge on August 11, 2011. Deployment of advanced meters began in September 2011 and is scheduled to be completed over a 5-year period.
The PUCT adopted a rule on August 15, 2013 creating a non-standard metering service for retail customers choosing to decline standard metering service via an advanced meter. The cost of providing non-standard metering service is to be borne by opt-out customers through an initial fee and ongoing monthly charge. As approved by the PUCT, TNMP is recovering $0.2 million in costs through initial fees ranging from $63.97 to $168.61 and ongoing annual expenses of $0.5 million through a $36.78 monthly fee. These amounts presume up to 1,081 consumers will elect the non-standard meter service, but TNMP has the right to adjust the fees if the number of anticipated consumers differs from that estimate. As of August 5, 2016, 101 customers have made the election. TNMP does not expect the implementation of non-standard metering service to have a material impact on its financial position, results of operations, or cash flows.

On October 2, 2015, TNMP filed a reconciliation of the costs and savings of its AMS deployment program with the PUCT. Those costs include $71.0 million in capital costs and $18.0 million in operation and maintenance expenses. However, since the deployment is not complete and the total program costs to date were $1.5 million below the original approved forecasts, TNMP did not request a change to its monthly surcharge amount. On January 8, 2016, the PUCT staff recommended that the PUCT approve TNMP’s reconciliation without adjustment and the PUCT accepted that recommendation on March 25, 2016.

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

On July 19, 2016, TNMP filed an application to further update its transmission rates to reflect an increase in total rate base of $9.5 million, which would increase revenues by $1.8 million annually. The application is pending before the PUCT.

Energy Efficiency

TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor (“EECRF”), which includes projected program costs, under or over collected costs from prior years, rate case expenses, and performance bonuses (if the programs exceed mandated savings goals). On May 27, 2016, TNMP filed its request to adjust the EECRF to reflect changes in costs for 2017. The total amount requested is $6.1 million, which includes a performance bonus of $0.8 million based on TNMP’s energy efficiency achievements in the 2015 plan year. On July 27, 2016, TNMP reached a settlement with the PUCT staff and intervenors approving a total request of $6.0 million, which includes a performance bonus of $0.8 million. A formal stipulation is being finalized and will be subject to approval by the PUCT.

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

The Company undertook an analysis of interest income and interest expense applicable to federal income tax matters. The analysis encompassed the impacts of IRS examinations, amended income tax returns, and filings for carrybacks of tax matters to previous taxable years applicable to all years not closed under the IRS rules. As a result of this effort, PNMR received net refunds from the IRS of $6.5 million in the three months ended June 30, 2016. Of the refunds, $2.1 million was recorded as a reduction of interest receivable and $5.1 million was recorded as interest income, which was partially offset by $0.7 million of interest expense. In addition, PNMR incurred $0.9 million in professional fees related to the analysis. Of the net pre-tax impacts aggregating $3.5 million, $2.6 million is reflected in the PNM segment, $0.3 million in the TNMP segment, and $0.6 million in the Corporate and Other segment.

(14)	Related Party Transactions

PNMR, PNM, and TNMP are considered related parties as defined under GAAP. PNMR Services Company provides corporate services to PNMR and its subsidiaries in accordance with shared services agreements. The table below summarizes the nature and amount of related party transactions of PNMR, PNM, and TNMP:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Services billings:
PNMR to PNM	$22,269	$21,340	$45,003	$44,067
PNMR to TNMP	7,240	6,591	14,288	13,680
PNM to TNMP	104	184	189	288
TNMP to PNMR	10	10	20	17
Interest billings:
PNMR to TNMP	48	54	98	133
PNMR to PNM	5	22	5	28
PNM to PNMR	37	26	73	55
Income tax sharing payments:
PNMR to PNM	—	—	—	1,450
PNMR to TNMP	—	—	—	—

(15)	Goodwill

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

An entity may choose to perform a quantitative analysis without performing a qualitative analysis and may perform a qualitative analysis for certain reporting units but a quantitative analysis for others. For its annual evaluations performed as of April 1, 2016, PNMR performed quantitative analyses for both the PNM and TNMP reporting units. PNMR utilized a quantitative analysis for the PNM reporting unit and a qualitative analysis for the TNMP reporting unit as of April 1, 2015. For the quantitative analyses, a discounted cash flow methodology was primarily used to estimate the fair value of the reporting unit. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of long-term growth rates for the business, and determination of appropriate weighted average cost of capital for each reporting unit. Changes in these estimates and assumptions could materially affect the determination of fair value and the conclusion of impairment.

The annual evaluations performed as of April 1, 2016 and 2015 did not indicate impairments of the goodwill of any of PNMR’s reporting units. The April 1, 2016 and 2015 quantitative evaluations indicated the fair value of the PNM reporting unit, which has goodwill of $51.6 million, exceeded its carrying value by approximately 25% and 25%. The April 1, 2016 quantitative evaluation indicated the fair value of the TNMP reporting unit, which has goodwill of $226.7 million, exceeded its carrying value by approximately 32%. Since the April 1, 2016 annual evaluation, there have been no indications that the fair values of the reporting units with recorded goodwill have decreased below the carrying values. Additional information concerning the Company’s goodwill is contained in Note 19 of Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K.

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

MD&A FOR PNMR

EXECUTIVE SUMMARY
Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 764,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP.
Strategic Goals
PNMR is focused on achieving three key strategic goals:

•	Earning authorized returns on regulated businesses

•	Delivering above industry-average earnings and dividend growth

•	Maintaining solid investment grade credit ratings

In conjunction with these goals, PNM and TNMP are dedicated to:

•	Maintaining strong employee safety, plant performance, and system reliability

•	Delivering a superior customer experience

•	Demonstrating environmental leadership in their business operations

•	Supporting the communities in their service territories

Earning Authorized Returns on Regulated Businesses

PNMR’s success in accomplishing its strategic goals is highly dependent on the continuation of two key factors: fair and timely regulatory treatment for its utilities and the utilities’ strong operating performance. The Company has multiple strategies to achieve favorable regulatory treatment, all of which have as their foundation a focus on the basics: safety, operational excellence, and customer satisfaction, while engaging stakeholders to build productive relationships. Both PNM and TNMP seek cost recovery for their investments through general rate cases and various rate riders.

Fair and timely rate treatment from regulators is crucial to PNM and TNMP in earning their allowed returns, which is critical for PNMR’s ability to achieve its strategic goals. PNMR believes that if the utilities earn their allowed returns, it would be viewed positively by credit rating agencies and would further improve the Company’s ratings, which could lower costs to utility customers. Also, earning allowed returns should result in increased earnings for PNMR, which would lead to increased growth in EPS.

Additional information about rate filings is provided in Note 17 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K and in Note 12.

State Regulation

New Mexico Rate Case – On August 27, 2015, PNM filed an application with the NMPRC for a general increase in retail electric rates. Key aspects of the rate case are:

•Revenue increase of $123.5 million, including base non-fuel revenues of $121.5 million
•Based on a future test year (“FTY”) beginning October 1, 2015
•ROE of 10.5%
•Drivers of revenue deficiency
◦Infrastructure investments

◦	Declines in forecasted energy sales due to successful energy efficiency programs and other economic factors

•	Proposed changes to rate design to establish fair and equitable pricing across rate classes and to better align cost recovery with cost causation
◦Increased customer and demand charges
◦A revenue decoupling pilot program applicable to residential and small commercial customers
◦Re-allocation of revenue among customer classes
◦A new economic development rate
◦Continuation of PNM’s renewable energy rider

Hearings were held in April and June of 2016. On August 4, 2016, the hearing examiner in the case issued a recommended decision (“RD”).  Although PNM has not completed its analysis of the RD, it appears the RD proposes an increase in non-fuel revenues of $41.3 million compared to the $121.5 million increase requested by PNM. Major components of the difference in the increase in non-fuel revenues, include:

•	The RD proposes a ROE of 9.575% compared to the 10.5% requested by PNM

•	The RD proposes disallowing recovery of the entire $163.3 million acquisition costs for the January 15, 2016 purchases of the assets underlying leases of portions of PVNGS Unit 2 (Note 6)

•
The RD proposes that PNM not recover from retail customers any of the $18.1 million of annual rent expense under leases of capacity in PVNGS Units 1 and 2 that were extended for eight years beginning January 15, 2015 and 2016 (Note 6);

•	The RD also proposes that property taxes on the previously leased assets and the extended leases not be recovered from retail customers; the property taxes aggregate $2.3 million annually

•
The RD proposes that PNM not recover the costs of converting SJGS Units 1 and 4 to BDT, which is required by the NSR permit for SJGS, (Note 11); PNM’s share of the costs of installing the BDT equipment was $52.3 million of which $40.0 million was included in rate base in PNM’s current rate request

•	The RD proposes that $4.0 million of amounts currently deferred as regulatory assets not be recovered from retail customers

The effect of the RD’s proposals regarding the capacity in PVNGS Units 1 and 2 is that power from that capacity would be dedicated to serving New Mexico retail customers with those customers being charged for the costs of fuel and operating and maintenance expense, but the customers would not bear any capital costs (other than those related to improvements made after the date of the original leases), depreciation, rent expense, or property taxes. The RD also proposes changes in the methods of recovering certain costs through PNM’s FPPAC and renewable energy rider. The RD would credit retail customers with 100% of the revenues from refined coal (a third-party pre-treatment process) at SJGS. The RD recommends continuation of the renewable energy rider and certain aspects of PNM’s proposals regarding rate design, but would not approve other rate design proposals or PNM’s request for a revenue decoupling pilot program. The RD proposes approving PNM’s proposals for revised depreciation rates (with one exception), the inclusion of CWIP in rate base, and ratemaking treatment of the prepaid pension asset. The RD does not preclude PNM from supporting the prudence of the PVNGS purchases and lease renewals in its next general rate and seeking recovery of those costs.

PNM disagrees with many of the key conclusions reached by the hearing examiner in the RD and will file strong objections to those conclusions. After exceptions and responses have been filed, the General Counsel’s Office of the NMPRC will develop a proposed final order. The final order will then be voted on by the NMPRC Commissioners during an open meeting.  The rate suspension period is currently set to end on August 31, 2016. Therefore, PNM expects a final order in this case to be approved on or before that date unless the NMPRC extends the suspension for an additional month.

PNM believes the hearing examiner erred in reaching many of the key conclusions in the RD and that the NMPRC should reject those erroneous conclusions. Upon receiving and analyzing the NMPRC’s final order in this case, PNM will consider its options based on the entirety of the final order. PNM’s options could include seeking rehearing or filing an appeal of all, or certain aspects, of the adverse portions of the final order to the NM Supreme Court.

Since the RD was just issued on August 4, 2016, PNM has not completed its analysis of the RD, including the potential impacts on PNM’s business model and approach to serving its New Mexico retail customers, as well as the accounting consequences, neither of which can be fully determined until a final order is issued. If the recommendations are ultimately adopted by the NMPRC, it could force PNM to re-evaluate nuclear energy in its resource portfolio, even though it has been reliably and cost-effectively serving customers for more than three decades, as well as actions to be taken at the expiration of the PVNGS leases that have been extended.  Removing the zero-emission nuclear resource would make it more difficult and expensive to reduce emissions and for New Mexico to meet federal carbon regulations.  The RD also recommends that PNM simply write off millions of dollars invested in emissions control technology that is required by law. In addition, credit rating agencies could take adverse actions regarding the credit ratings of PNM and PNMR, including potential downgrades due to the lack of timely and reasonable cost recovery and an uncertain regulatory environment. Customer bills would be impacted if PNM has to pay more to access capital for improving and maintaining the energy grid. In addition, PNM would need to reevaluate its spending for New Mexico infrastructure, operations, and other areas. Furthermore, if the ultimate outcome of the current rate case is the adoption of the RD in its entirety, the following costs would not be recovered from retail customers:

•	The net book value of the costs to acquire previously leased capacity in PVNGS Unit 2 capacity, which was $161.3 million at June 30, 2016

•	The remaining rent expense under the extended leases for capacity in PVNGS Units 1 and 2, which aggregated $120.3 million

•	Property taxes on the previously leased assets and the extended leases, which are currently $2.3 million per year

•	The net book value of the costs to convert SJGS Units 1 and 4 to BDT, which was $51.3 million at June 30, 2016

•	Costs of other items deferred as regulatory assets at June 30, 2016, aggregating $4.0 million

PNM is unable to predict the outcome of this matter.

PVNGS Unit 3 – Currently, PNM’s 134 MW interest in PVNGS Unit 3 is excluded from NMPRC jurisdictional rates. The power generated from that interest is sold into the wholesale market and any earnings or losses are realized by shareholders. As part of compliance with the requirements for BART at SJGS discussed below, the NMPRC approved including PVNGS Unit 3 as a jurisdictional resource in the determination of rates charged to customers in New Mexico beginning in 2018.

Rate Riders and Interim Rate Relief – The PUCT has approved mechanisms that allow TNMP to recover capital invested in transmission and distribution projects without having to file a general rate case. This permits more timely recovery of investments. The PUCT has also approved riders that allow TNMP to recover amounts related to AMS, energy efficiency, third-party transmission costs, and the CTC. The NMPRC has approved rate riders for renewable energy and energy efficiency that allow for more timely recovery of investments and improve PNM’s ability to earn its authorized return.

FERC Regulation

In early 2013, PNM completed rate proceedings for all of its FERC regulated transmission customers and for NEC, its largest generation services customer, which improved PNM’s returns for providing those services. PNM has allocated a portion of its generation assets to serve FERC wholesale generation services customers for a number of years.  Recently, the low natural gas price environment has caused market prices for power to be substantially lower than what PNM is able to offer customers under the cost of service model that FERC requires PNM to use.  As a result of this change in market conditions, PNM has not been earning an adequate return on the assets required to serve wholesale contracts. Consequently, PNM has decided to stop pursuing wholesale contracts that are served with the same generation assets that serve retail customers.

Navopache Electric Cooperative, Inc. – PNM had a PSA to supply power to NEC that was approved by FERC in April 2013. On April 8, 2015, NEC filed a petition for a declaratory order requesting that FERC find that NEC can purchase an unlimited amount of power and energy from third party supplier(s) under the PSA. PNM intervened, requesting that FERC deny NEC’s petition. On July 16, 2015, FERC set the matter for a public hearing concerning the parties’ intent with regard to certain provisions of the PSA and held the hearing in abeyance to provide time for settlement judge procedures.

On October 29, 2015, PNM and NEC entered into, and filed with FERC, a settlement agreement that includes amendments to the PSA and related contracts. FERC approved the settlement in January 2016. Under the agreement, PNM will serve all of NEC’s load in 2016 at reduced demand and energy rates from those under the PSA. Beginning January 1, 2016, NEC is also paying certain third-party transmission costs that it did not pay in 2014 and only partially paid in 2015. The PSA, which contained an expiration date in 2035, will terminate on December 31, 2016. In 2017, PNM will continue to serve 10 MW of NEC’s load under a short-term coordination tariff at a rate lower than provided under the PSA, but higher than prices currently available under short-term market rates. For the six months ended June 30, 2016 and 2015, revenues were $10.0 million and $13.4 million under the PSA. Although the settlement agreement will negatively impact results of operations in 2016 and 2017, PNM expects to be able to mitigate these impacts through market sales of power that would have been sold to NEC, reductions in fuel and transmission expenses, and other measures. PNM anticipates that, in future general rate cases, assets and costs previously assigned to serve NEC will be reassigned, primarily to retail customers.

Transmission Service Formula Rate Mechanism – PNM filed a request with FERC for an increase in rates charged to transmission customers based on a formula rate mechanism. On March 20, 2015, PNM along with five other parties entered into a settlement agreement, which FERC approved on March 17, 2016. The settlement reflects a ROE of 10% and resulted in an annualized increase in rates of $1.3 million above the rates approved in the previous case.
Delivering Above Industry-Average Earnings and Dividend Growth
PNMR’s strategic goal to deliver above industry-average earnings and dividend growth enables investors to realize the value in the Company’s business. PNMR’s current target is six to eight percent earnings growth through 2019. Earnings growth is based on ongoing earnings, which is a non-GAAP financial measure that excludes certain non-recurring, infrequent, and other items from earnings determined in accordance with GAAP.
PNMR targets a dividend payout ratio of 50% to 60% of its ongoing earnings. PNMR expects to provide above industry-average dividend growth in the near-term and to manage the payout ratio to meet its long-term target. The Board will continue to evaluate the dividend on an annual basis, considering sustainability and growth, capital planning, and industry standards. The Board approved the following increases in the indicated annual common stock dividend:

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

Business Focus

PNMR strives to create enduring value for customers, communities, and shareholders. PNMR’s strategy and decision-making are focused on safely providing reliable, affordable, and environmentally responsible power. PNMR works closely with customers, stakeholders, legislators, and regulators to ensure that resource plans and infrastructure investments benefit from robust public dialogue and balance the diverse needs of our communities. Equally important are PNMR’s utilities’ focus on customer satisfaction and community engagement.

Reliable and Affordable Power
PNMR and its utilities are aware of the important roles they play in enhancing economic vitality in their service territories. Management believes that maintaining strong and modern electric infrastructure is critical to ensuring reliability and supporting economic growth. When contemplating expanding or relocating their operations, businesses consider energy affordability and reliability to be important factors. PNM and TNMP strive to balance service affordability with infrastructure investment to maintain a high level of electric reliability and to deliver a superior customer experience.
Investing in PNM’s and TNMP’s infrastructure is critical to ensuring reliability and meeting future energy needs. Both utilities have long-established records of providing customers with reliable electric service. Through 2014, both PNM and TNMP ranked in the top quartile nationally for reliability for three out of the previous five years. In 2014, PNM delivered its best reliability performance in the past seven years and TNMP’s reliability was its best in a decade. PNM anticipates again being in the electric utility industry top quartile for 2015 despite 2015 being one of the wettest years on record in New Mexico, whereas TNMP’s reliability was more negatively impacted by severe weather events accompanied with record amounts of rain in certain areas of Texas.
Advanced Metering
In September 2011, TNMP began its deployment of advanced meters for homes and businesses across its Texas service area. Through June 30, 2016, TNMP had completed installation of more than 234,000 advanced meters, which is approximately 98% of the anticipated total. TNMP’s deployment is expected to be completed in the third quarter of 2016. As part of the State of Texas’ long-term initiative to create an advanced electric grid, installation of advanced meters will ultimately give consumers more data about their energy consumption and help them make more informed decisions. In addition, TNMP recently completed installation of a new outage management system that will leverage capabilities of the advanced metering infrastructure to enhance TNMP’s responsiveness to outages.

On February 26, 2016, PNM filed an application with the NMPRC requesting approval of a project to replace its existing customer metering equipment with Advanced Metering Infrastructure (“AMI”). The application also asks the NMPRC to authorize the recovery, in future ratemaking proceedings, of the cost of the project, up to $87.2 million, as well as to approve the recovery of the remaining undepreciated investment in existing metering equipment estimated to be approximately $33 million and the costs of customer education and severance for any affected employees. PNM does not intend to proceed with the AMI project unless the NMPRC approves the application. A public hearing has been scheduled to begin August 22, 2016. PNM cannot predict the outcome of this matter.

Utility Plant Investments

During the 2013 to 2015 period, PNM and TNMP together invested $1,302.4 million in utility plant, including substations, power plants, nuclear fuel, and transmission and distribution systems. In 2012, PNM announced plans for the 40 MW natural gas-fired La Luz peaking generating station to be located near Belen, New Mexico. Construction began in April 2015 and the facility went into service in December 2015. In addition, on January 15, 2016, PNM completed the $163.3 million acquisition of 64 MW of capacity in PVNGS Unit 2 that had previously been leased to PNM. PNM has applied for NMPRC approval of a CCN to construct an 80 MW gas-fired peaking generating plant to be located at SJGS. A public hearing on PNM’s request is scheduled in November 2016. PNM anticipates a June 2018 in-service date for the plant.

Integrated Resource Plan

NMPRC rules require that investor-owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first four years of that period. PNM has begun its process for the 2017 IRP that is to be filed by July 1, 2017. PNM filed its 2014 IRP on July 1, 2014. The four-year action plan was consistent with the replacement resources identified in PNM’s application to retire SJGS Units 2 and 3. PNM indicated that it planned to meet its anticipated energy demand with a combination of additional renewable energy resources, energy efficiency, and natural gas-fired facilities.
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
•Increasing energy efficiency participation

SJGS

Regional Haze Rule Compliance Plan – On December 16, 2015, PNM received NMPRC approval for the plan to comply with the EPA regional haze rule at SJGS that minimizes the cost impact to customers while still achieving broad environmental benefits. Under the approved plan, the installation of SNCRs on SJGS Units 1 and 4 was completed in early 2016 and Units 2 and 3 will be retired by the end of 2017. The plan provides for similar visibility improvements, but at a lower cost to PNM customers than a previous EPA ruling that would have required the installation of more expensive SCRs on all four units at SJGS. The plan has the added advantage of reducing other emissions beyond NOx, including SO2, particulate matter, CO2, and mercury, as well as reducing water usage. Additional information is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K and in Note 11.

Under the key provisions of the order approving the compliance plan, PNM:

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

At December 31, 2015, PNM recorded losses aggregating $165.7 million to reflect the write-off of the 50% of the estimated December 31, 2017 net book value of SJGS Units 2 and 3 that will not be recovered, the other unrecoverable costs, and the increase in the estimated liability recorded for coal mine reclamation resulting from the new coal mine reclamation arrangement entered into in conjunction with the new coal supply agreement (“CSA”). Additional information about the CSA is discussed below and further described under Coal Supply in Note 16 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K and in Note 11.

On January 14, 2016, NEE filed, with the NM Supreme Court, a Notice of Appeal of the NMPRC’s December 16, 2015 final order. On March 31, 2016, NEE filed, with the NMPRC, a complaint against PNM regarding the financing provided by NM Capital to facilitate the sale of SJCC. The complaint alleges that PNM failed to comply with its discovery obligation in the SJGS abandonment case and requests the NMPRC to investigate whether the financing transactions could adversely affect PNM’s ability to provide electric service to its retail customers. PNM responded to the complaint on May 4, 2016.

SJGS Ownership Restructuring – In connection with the proposed retirement of SJGS Units 2 and 3, some of the SJGS participants expressed a desire to exit their ownership in the plant. As a result, the SJGS participants negotiated a restructuring of the ownership in SJGS and addressed the obligations of the exiting participants for plant decommissioning, mine reclamation, environmental matters, and certain future operating costs, among other items.

The San Juan Project Restructuring Agreement (“RA”) sets forth the agreement among the SJGS owners regarding ownership restructuring. Key provisions of the RA include:

•
Capacity acquisition – On December 31, 2017, PNM will acquire 132 MW of the capacity in SJGS Unit 4 from the exiting owners and PNMR Development will acquire 65 MW of such capacity. It is currently anticipated that PNMR Development will transfer the rights and obligations related to the 65 MW to PNM prior to December 31, 2017 in order to facilitate dispatch of power from that capacity. As ordered by the NMPRC, PNM would treat the 65 MW as merchant utility plant that would be excluded from retail rates.

•
Coal inventory – The RA also sets forth the terms under which PNM acquired the coal inventory of the exiting SJGS participants as of January 1, 2016 and will provide coal supply to the exiting participants during the period from January

1, 2016 through December 31, 2017, which arrangement provides economic benefits that are being passed on to PNM’s customers through the FPPAC.

•
Coal supply – The RA became effective contemporaneously with the effectiveness of the new CSA for SJGS. The effectiveness of the new CSA was dependent on the closing of the purchase of the existing coal mine operation by a new mine operator, which occurred on January 31, 2016. In support of the closing of the mine purchase and to facilitate PNM customer savings, NM Capital, a wholly owned subsidiary of PNMR, provided funding of $125.0 million to Westmoreland San Juan, LLC (“WSJ”), a ring-fenced, bankruptcy-remote, special-purpose entity that is a subsidiary of Westmoreland Coal Company to finance the purchase price. NM Capital was able to provide the $125.0 million financing to WSJ by first entering into a $125.0 million term loan agreement with a commercial bank. PNMR guarantees the obligations of NM Capital. The Westmoreland Loan has a maturity date of February 1, 2021 and initially bears interest at a 7.25% rate plus LIBOR and escalates over time. WSJ must pay principal and interest quarterly to NM Capital in accordance with an amortization schedule. The Westmoreland Loan has been structured to encourage prepayments and early retirement of the debt. As of August 5, 2016, the balance of the Westmoreland Loan was $110.0 million.

•
Coal mine reclamation – Under the terms of the CSA, PNM and the other SJGS owners are obligated to compensate SJCC for all reclamation liabilities associated with the supply of coal from the San Juan mine. In connection with certain mining permits relating to the operation of the San Juan mine, SJCC is required to post reclamation bonds, which currently aggregate $118.7 million, with the NMMMD. PNMR is using $30.3 million of the available capacity under the PNMR Revolving Credit Facility to support a bank letter of credit arrangement to facilitate posting of the required reclamation bonds. See Note 11.

Other SJGS Environmental Matters – In addition to the regional haze rule, SJGS is required to comply with other rules currently being developed or implemented that affect coal-fired generating units, including rules regarding GHG under Section 111(d) of the CAA. Implementation of the Clean Power Plan, which was published by EPA in October 2015, is currently stayed by order of the US Supreme Court pending a hearing before the DC Circuit. That hearing is currently scheduled for September 2016. PNM estimates that implementation of the BART plan at SJGS discussed above should provide a significant step for New Mexico to meet its ultimate compliance with Section 111(d). PNM is unable to predict the impact of this rule on its fossil-fueled generation.
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
Water Conservation and Solid Waste Reduction
PNM continues its efforts to reduce the amount of fresh water used to make electricity (about 25% more efficient than in 2002). Continued growth in PNM’s fleet of solar, wind, and geothermal energy sources, energy efficiency programs, and innovative uses of gray water and air-cooling technology have contributed to this reduction. Water usage will continue to decline as PNM substitutes less fresh-water-intensive generation resources to replace SJGS Units 2 and 3 starting in 2018 when water consumption at that plant will be reduced by around 50%. Focusing on responsible stewardship of New Mexico’s scarce water resources improves PNM’s water-resilience in the face of persistent drought and ever-increasing demands for water to spur the growth of New Mexico’s economy. In addition to the above areas of focus, the Company is working to reduce the amount of solid waste going to landfills through increased recycling and reduction of waste. In 2015, 20 of the Company’s 23 facilities exceeded a 60% diversion rate, often by a wide margin. The Company expects to continue to do well in this area in the future.
Renewable Energy
PNM’s renewable procurement strategy includes utility-owned solar capacity, as well as wind and geothermal energy purchased under PPAs. As of December 31, 2015, PNM owned 107 MW of utility-scale solar capacity, including 40 MW completed in 2015. The application for a general rate increase discussed above includes recovery of the costs associated with the new 40 MW solar facilities. In addition, PNM purchases power from a customer-owned distributed solar generation program that had an installed capacity of 56.3 MW at June 30, 2016. PNM also owns the 500 KW PNM Prosperity Energy Storage Project, which uses advanced batteries to store solar power and dispatch the energy either during high-use periods or when solar production is limited. The project features one of the largest combinations of battery storage and PV energy in the nation and involves extensive research and development of advanced grid concepts. The facility was the nation’s first solar storage facility fully integrated into a utility’s power grid. Since 2003, PNM has purchased the output from a 204 MW wind facility and began purchasing the output of another existing 102 MW wind energy center on January 1, 2015. PNM has a 20-year agreement to purchase energy from a geothermal facility built near Lordsburg, New Mexico. The facility began providing power to PNM in January 2014. The current capacity of the geothermal facility is 4 MW and future expansion may result in up to 9 MW of generation capacity. PNM also purchases RECs as necessary to meet the RPS.
These renewable resources are key means for PNM to meet the RPS and related regulations that require PNM to achieve prescribed levels of energy sales from renewable sources, if that can be accomplished without exceeding the RCT limit set by the NMPRC. PNM makes renewable procurements consistent with the plans approved by the NMPRC. PNM’s 2016 renewable energy procurement plan meets RPS and diversity requirements within the RCT in 2016 and 2017. PNM will continue to procure renewable resources while balancing the impact to customers’ bills in order to meet New Mexico’s escalating RPS requirements.
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
Customer, Stakeholder, and Community Engagement

The Company strives to deliver a superior customer experience by understanding the dynamic needs of its customers through ongoing market research, identifying and establishing best-in-class services and programs, and proactively communicating and engaging with customers at regional and community levels. Beginning in 2013, PNM refocused its efforts to improve the customer experience through an integrated marketing and communications strategy that encompassed brand repositioning and advertising, customer service improvements, including billing and payment options, and strategic customer and stakeholder engagement. PNM’s focus on these efforts has resulted in increasing scores in the JD Power Electric Utility Residential Customer Satisfaction Study. PNM achieved an overall record high score of 685 on a 1,000 point scale in the 2016 April/May study.
Through outreach, collaboration, and various community-oriented programs, PNMR has a demonstrated commitment to build productive relationships with stakeholders, including customers, regulators, legislators, and intervenors.
The PNM Resources Foundation helps nonprofits become more energy efficient through Reduce Your Use grants. For 2015, the foundation awarded $0.3 million to support 54 projects in New Mexico to provide shade structure installations, window replacements, and efficient appliance purchases. Since the program’s inception in 2008, Reduce Your Use grants have provided nonprofit agencies in New Mexico with a total of $1.9 million of support. In 2014, the PNM Resources Foundation launched a new grant program designed to help nonprofit organizations build more vibrant communities.  In 2015 and 2016, Power Up Grants in the aggregate amount of $0.5 million and $0.5 million were awarded to 34 and 29 nonprofits in New Mexico and Texas for projects ranging from creating community gathering spaces to revitalizing neighborhood parks to building a youth sports field.

PNM

Stakeholder Outreach – PNM continues to expand its key stakeholder outreach to various organizations including business and economic development, environmental and nonprofit organizations, as well as state and local elected officials. Community meetings, one-on-one briefings, and e-newsletter communications are just some of the tools being used to reach a wide array of stakeholders on key PNM issues including environmental commitment, infrastructure investments, price increases, energy savings opportunities, and other timely issues. Recent customer awareness scores have increased regarding PNM’s commitment to the environment, the community, and energy efficiency programs.

Communications – PNM also has expanded its integrated communication efforts, including increased social media efforts, radio, television, newspaper and digital advertising, fact sheets for stakeholders on key PNM issues, e-newsletters, and identification and participation in key stakeholder events. Communication is a major driver for JD Power customer satisfaction scores. PNM’s websites, www.pnm.com and www.PowerforProgress.com, provide the details of major regulatory filings, including PNM’s general rate case, as well as the background on PNM’s efforts to maintain reliability, keep prices affordable, and protect the environment. The websites are designed to be a resource for the facts about PNM’s operations and community support efforts, including plans for building a sustainable energy future for New Mexico.

Low-income Customer Outreach – PNM continues its outreach efforts to connect low-income customers with nonprofit community service providers offering support and help with such needs as utility bills, food, clothing, medical programs, services for seniors, and weatherization. In 2015, PNM hosted 38 community events throughout its service territory to assist low-income customers. Furthermore, the PNM Good Neighbor Fund provided $0.4 million of assistance with utility bills to 3,554 families in 2015. In 2015, PNM committed funding of $0.6 million to the PNM Good Neighbor Fund.

TNMP

Community Outreach – In Texas, community outreach is centered first on local relationships, specifically with community leaders, nonprofit organizations and key customers in areas served by TNMP. Community liaisons serve in each of TNMP’s three business areas, reaching out and ensuring productive lines of communication between TNMP and its key stakeholders.

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

Energy Efficiency – TNMP’s energy efficiency program discussed above provides unique offers to multiple customer groups, including residential, commercial, government, education, and nonprofit customers. These programs not only enable peak load and consumption reductions, particularly important when severe weather affects Texas’ electric system, but also demonstrate TNMP’s commitment to more than just delivering electricity by partnering with customers to optimize their energy usage. In April 2016, TNMP was recognized by Energy Star for TNMP’s successful energy efficiency efforts. TNMP received the “Partner of the Year Energy Efficiency Delivery Award” for its High-Performance Homes Program.
Economic Factors
PNM – In the six months ended June 30, 2016, PNM experienced a decrease in weather normalized retail load of 0.7% compared to 2015.  PNM has been impacted by a sluggish economy in New Mexico, which continues to have mixed indicators. There have been some recent announcements of businesses moving operations into PNM’s service territory and there have been some expansions of existing businesses, particularly in healthcare. The employment growth recently in the Albuquerque metro area has been improving with growth of 1.6% in June 2016 compared to June 2015. New Mexico overall continues to experience softness that is driven primarily by low oil and natural gas prices. Although PNM does not serve the regions of the state that produce oil and gas, it is anticipated that the impacts of layoffs and the decrease in state royalty revenues will further soften the economies in PNM’s service territory to some degree, particularly in the Albuquerque metro area and Santa Fe, as the state deals with budget shortfalls.
A large customer of PNM has announced a restructuring initiative, but has not formally announced what impacts, if any, the restructuring would have on its operations in PNM’s service territory. Accordingly, PNM is unable to predict if there will be any impact to its operations.
TNMP – In the six months ended June 30, 2016, TNMP’s weather normalized volumetric retail load increased 2.6% compared to 2015 and demand-based load was up 2.2%. Most of TNMP’s industrial and larger commercial customers are billed based on their peak demand. Also, the recent winter in Texas was warmer and drier than normal. The Texas economy continues to grow, although it is being impacted by the continued low oil price environment. Employment growth, particularly in Dallas, continues to increase. Since the recent recession, Texas has fared better than the national average in job growth and unemployment although there has been some recent softening in job growth, particularly in the Houston area that appears to be related to lower oil prices. The Texas economy remains strong due to its diversified base, which helps compensate for the weakness in the energy sector.
Results of Operations
PNMR’s net earnings were $37.6 million, or $0.47 per diluted share, in the six months ended June 30, 2016 compared to $46.0 million, or $0.57 per diluted share, in 2015. Among other things, earnings in 2016 benefited from warmer weather at PNM, rate increases and increased load at TNMP, reduced rent expense under the PVNGS leases, higher interest income, and greater earnings and realized gains on securities held in decommissioning and reclamation trusts compared to the prior year. However, these increases were more than offset by decreased load at PNM, lower sales prices for power from PVNGS Unit 3, lower revenue from NEC, milder weather at TNMP, a 2015 refund under a FERC tariff for gas transportation agreements, and increased maintenance, depreciation, property tax, interest, and employee related expenses. Additional information on factors impacting results of operation for each segment is discussed under Results of Operations below.

 Liquidity and Capital Resources
PNMR has a $300.0 million revolving credit facility and PNM has a $400.0 million revolving credit facility, both of which expire in October 2020. Both facilities provide capacities for short-term borrowing and letters of credit. In addition, PNM has a $50.0 million revolving credit facility, which expires in January 2018, with banks having a significant presence in New Mexico and TNMP has a $75.0 million revolving credit facility, which expires in September 2018. Total availability for PNMR on a consolidated basis was $534.8 million at August 5, 2016. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.
The Company projects that its total capital requirements, consisting of construction expenditures and dividends, will total $2,412.2 million for 2016-2020, including amounts expended through June 30, 2016. The construction expenditures include estimated amounts for an 80 MW gas-fired generating unit identified as a source of replacement capacity under the revised plan for compliance described in Note 11, environmental upgrades at SJGS and Four Corners, and the January 15, 2016 purchase of the assets underlying three of the PVNGS Unit 2 leases at the expiration of those leases. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2016-2020 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Refer also to Disclosure Regarding Forward Looking Statements and to Part II, Item 1A. Risk Factors.

A summary of net earnings attributable to PNMR is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	(In millions, except per share amounts)
Net earnings attributable to PNMR	$27.1	$31.7	$(4.6)	$37.6	$46.0	$(8.4)
Average diluted common and common equivalent shares	80.1	80.1	—	80.1	80.1	—
Net earnings attributable to PNMR per diluted share	$0.34	$0.40	$(0.06)	$0.47	$0.57	$(0.10)
The components of the change in earnings attributable to PNMR are:

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
	(In millions)
PNM	$(5.5)	$(11.3)
TNMP	(1.4)	(1.6)
Corporate and Other	2.3	4.5
Net change	$(4.6)	$(8.4)

Information regarding the factors impacting PNMR’s operating results by segment are set forth below.

Segment Information

The following discussion is based on the segment methodology that PNMR’s management uses for making operating decisions and assessing performance of its various business activities. See Note 3 for more information on PNMR’s operating segments.

PNM

PNM’s utility margin is defined as electric operating revenues less cost of energy, which consists primarily of fuel and purchase power costs. PNM believes that utility margin provides a more meaningful basis for evaluating operations than electric operating revenues since substantially all fuel and purchase power costs are offset in revenues as those costs are passed through to customers under PNM’s FPPAC. In the three and six months ended June 30, 2016, fuel and purchased power costs passed through the FPPAC were $35.6 million and $62.1 million less than in 2015, which reduced both revenue and cost of energy. The decrease reflects lower coal costs at SJGS beginning in 2016 under the new CSA. See Note 11. In 2015, PNM also was recovering an under-collection of fuel costs that resulted from a prior regulatory proceeding, which amount was fully recovered as of December 31, 2015. See Note 17 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K.

The following table summarizes the operating results for PNM:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	(In millions)
Electric operating revenues	$233.3	$275.5	$(42.2)	$469.0	$537.4	$(68.4)
Cost of energy	61.4	95.7	(34.3)	133.8	193.6	(59.8)
Utility margin	172.0	179.7	(7.7)	335.1	343.8	(8.7)
Operating expenses	97.6	103.5	(5.9)	205.6	207.6	(2.0)
Depreciation and amortization	32.6	29.0	3.6	64.5	57.4	7.1
Operating income	41.8	47.2	(5.4)	65.1	78.8	(13.7)
Other income (deductions)	9.9	9.4	0.5	19.4	17.0	2.4
Net interest charges	(22.7)	(19.7)	(3.0)	(44.3)	(39.6)	(4.7)
Segment earnings before income taxes	29.0	36.9	(7.9)	40.1	56.2	(16.1)
Income (taxes)	(9.2)	(11.5)	2.3	(12.8)	(17.3)	4.5
Valencia non-controlling interest	(3.7)	(3.9)	0.2	(7.0)	(7.2)	0.2
Preferred stock dividend requirements	(0.1)	(0.1)	—	(0.3)	(0.3)	—
Segment earnings	$15.9	$21.4	$(5.5)	$20.1	$31.4	$(11.3)

The following table shows total GWh sales, including the impacts of weather, by customer class and average number of customers:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage			Percentage
	2016	2015	Change	2016	2015	Change
	(Gigawatt hours, except customers)
Residential	727.9	692.6	5.1%	1,500.7	1,478.7	1.5%
Commercial	994.3	987.8	0.7	1,858.2	1,822.2	2.0
Industrial	216.4	232.6	(7.0)	434.9	465.5	(6.6)
Public authority	62.2	57.9	7.4	113.4	110.0	3.1
Economy energy service (1)	203.7	200.4	1.6	412.7	396.0	4.2
Firm-requirements wholesale	105.4	102.1	3.2	224.5	214.5	4.7
Other sales for resale (2)	614.3	547.0	12.3	1,269.8	1,011.6	25.5
	2,924.2	2,820.4	3.7%	5,814.2	5,498.5	5.7%
Average retail customers (thousands)	518.2	514.3	0.7%	517.8	514.0	0.7%

(1) PNM purchases energy for a major customer on the customer’s behalf and delivers the energy to the customer’s location through PNM’s transmission system with only a minor impact in utility margin resulting from providing ancillary services.

(2) Increase due to more power available for off-system sales, primarily related to SJGS. Ninety percent of the margin from off-system sales, excluding sales from PVNGS Unit 3, is returned to customers through the FPPAC.

Operating Results – Three months ended June 30, 2016 compared to 2015

The following table summarizes the significant changes to utility margin:

Three Months Ended June 30, 2016
Change
Utility margin:	(In millions)

Customer usage/load – PNM's weather normalized retail KWh sales decreased 0.4%, but increased in the residential class, who pay a higher price per KWh; weather normalized residential usage per customer for 2016 was 529 KWhs compared to 523 KWhs for 2015, an increase of 1.1%.	$0.4
Weather – Warmer summer weather in 2016; cooling degree days were 20.9% higher in 2016	3.1
Transmission – Higher revenues under formula transmission rates and lower third-party transmission costs	0.9
Wholesale contract – Primarily related to NEC (Note 12)	(1.5)
Unregulated margin – Lower market prices for PVNGS Unit 3 sales	(3.1)
Rate Riders – Includes renewable energy and energy efficiency riders, which are offset in operating expenses, depreciation and amortization, and interest charges	(1.0)
Net unrealized economic hedges – Primarily related to hedges of PVNGS Unit 3 power sales	(2.2)
Gas transportation agreement – 2015 refund under FERC tariff	(4.2)
Other	(0.1)
Net Change	$(7.7)

The following tables summarize the primary drivers for operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended June 30, 2016
Change
Operating expenses:	(In millions)

Lower rent expense associated with PVNGS leases (Note 6)	$(5.5)
2015 regulatory disallowance of rate case expenses resulting from the NMPRC dismissal of the 2014 general rate case	(1.5)
Lower plant maintenance costs at SJGS and natural gas-fired plants, partially offset by increases at PVNGS and Four Corners	(1.2)
Lower property and casualty expense due to lower claims experience	(1.0)
Higher employee medical costs due to unfavorable claims experience	0.4
Lower capitalized administrative and general expenses due to lower construction spending in 2016	0.9
Higher labor, pension, and OPEB costs	1.8
Other	0.2
Net Change	$(5.9)

Three Months Ended June 30, 2016
Change
(In millions)
Depreciation and amortization:

Purchase of assets underlying PVNGS Unit 2 leases (Note 6)	$1.4
Other additions to utility plant in service, including PNM-owned solar PV facilities and environmental upgrades at SJGS	2.2
Net Change	$3.6

Other income (deductions):

Interest income from IRS, net of related expenses (Note 13)	$2.9
Higher interest income and lower trust expenses related to available-for-sale securities in the NDT and coal mine reclamation trust	0.8
Lower gains on available-for-sale securities in the NDT and coal mine reclamation trust	(0.9)
Sale of substations and associated transmission facilities in 2015	(1.1)
Lower equity AFUDC as a result of lower construction spending	(1.2)
Net Change	$0.5

Interest charges:

Issuance of $250.0 million of long-term debt on August 11, 2015	$(2.5)
Repayment of $175.0 million of long-term debt on August 12, 2015	0.4
Higher short term debt borrowings	(0.4)
Other	(0.5)
Net Change	$(3.0)

Income taxes:

Decrease due to lower segment earnings before income taxes	$3.0
Other	(0.7)
Net Change	$2.3

Operating Results – Six months ended June 30, 2016 compared to 2015

The following table summarizes the significant changes to utility margin:

Six Months Ended June 30, 2016
Change
Utility margin:	(In millions)

Customer usage/load – PNM’s weather normalized retail KWh sales decreased 0.7%, primarily resulting from a sluggish economy in New Mexico and energy efficiency initiatives	$(1.2)
Leap Year – Increase in revenue due to additional day in 2016	1.6
Weather –Warmer summer weather in 2016; cooling degree days were 20.9% higher in 2016	3.0
Transmission – Higher revenues under formula transmission rates and lower third-party transmission costs	1.6
Wholesale contract – Primarily related to NEC (Note 12)	(2.7)
Unregulated margin – Lower market prices for PVNGS Unit 3 sales	(6.0)
Rate Riders – Includes renewable energy and energy efficiency riders, which are offset in operating expenses, depreciation and amortization, and interest charges	(1.3)
Net unrealized economic hedges – Primarily related to hedges of PVNGS Unit 3 power sales	1.0
Gas transportation agreement – 2015 refund under FERC tariff	(4.2)
Other	(0.5)
Net Change	$(8.7)

The following tables summarize the primary drivers for operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Six Months Ended June 30, 2016
Change
Operating expenses:	(In millions)

Lower rent expense associated with PVNGS leases (Note 6)	$(10.8)
2015 regulatory disallowance of rate case expenses resulting from the NMPRC dismissal of the 2014 general rate case	(1.5)
Lower property and casualty expense due to lower claims experience	(1.4)
Lower rent expense due to the termination of the EIP lease on April 1, 2015	(0.7)
Change in estimated write-off associated with the SJGS BART determination and related ownership restructuring (Note 11)	0.8
Higher property taxes due to increases in utility plant in service	1.0
Higher employee medical costs due to unfavorable claims experience	1.2
Lower capitalized administrative and general expenses due to lower construction spending in 2016	2.1
Higher plant maintenance costs at PVNGS and Four Corners, partially offset by decreases at SJGS and natural gas-fired plants	2.8
Higher labor, pension, and OPEB costs	4.5
Net Change	$(2.0)

Six Months Ended June 30, 2016
Change
(In millions)
Depreciation and amortization:

Purchase of assets underlying PVNGS Unit 2 leases (Note 6)	$2.2
Other additions to utility plant in service, including PNM-owned solar PV facilities and environmental upgrades at SJGS	4.9
Net Change	$7.1

Other income (deductions):

Interest income from IRS, net of related expenses (Note 13)	$2.9
Higher gains on available-for-sale securities in the NDT and coal mine reclamation trust	1.3
Higher interest income and lower trust expenses related to available-for-sale securities in the NDT and coal mine reclamation trust	1.2
Sale of substations and associated transmission facilities in 2015	(1.1)
Lower equity AFUDC as a result of lower construction spending	(1.8)
Other	(0.1)
Net Change	$2.4

Interest charges:

Issuance of $250.0 million of long-term debt on August 11, 2015	$(4.7)
Higher short term debt borrowings	(0.7)
Repayment of $175.0 million of long-term debt on August 12, 2015	0.9
Other	(0.2)
Net Change	$(4.7)

Income taxes:

Decrease due to lower segment earnings before income taxes	$6.2
2015 impairments of New Mexico net operating loss carryforwards (Note 13)	0.7
Impacts of phased-in reduction in New Mexico corporate income tax rates	(1.3)
Other	(1.1)
Net Change	$4.5

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

The following table summarizes the operating results for TNMP:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	(In millions)
Electric operating revenues	$82.0	$77.4	$4.6	$157.4	$148.4	$9.0
Cost of energy	20.0	18.3	1.7	39.9	36.1	3.8
Utility margin	62.0	59.1	2.9	117.5	112.3	5.2
Operating expenses	23.8	20.8	3.0	46.1	42.6	3.5
Depreciation and amortization	14.9	13.6	1.3	29.4	27.0	2.4
Operating income	23.4	24.7	(1.3)	41.9	42.7	(0.8)
Other income (deductions)	0.7	0.8	(0.1)	1.3	2.1	(0.8)
Net interest charges	(7.5)	(6.9)	(0.6)	(14.8)	(13.8)	(1.0)
Segment earnings before income taxes	16.6	18.7	(2.1)	28.4	31.0	(2.6)
Income (taxes)	(6.1)	(6.8)	0.7	(10.4)	(11.4)	1.0
Segment earnings	$10.5	$11.9	$(1.4)	$18.0	$19.6	$(1.6)

The following table shows total GWh sales, including the impacts of weather, by retail tariff consumer class and average number of consumers:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage			Percentage
	2016	2015	Change	2016	2015	Change
	(Gigawatt hours, except consumers)
Residential	703.1	681.2	3.2%	1,281.8	1,345.1	(4.7)%
Commercial	703.7	679.3	3.6	1,283.2	1,252.8	2.4
Industrial	694.4	728.7	(4.7)	1,411.2	1,389.2	1.6
Other	25.5	24.9	2.4	48.8	49.6	(1.6)
	2,126.7	2,114.1	0.6%	4,025.0	4,036.7	(0.3)%
Average retail consumers (thousands) (1)	244.9	241.2	1.5%	244.4	240.7	1.5%

(1) TNMP provides transmission and distribution services to REPs that provide electric service to customers in TNMP’s service territories. The number of consumers above represents the customers of these REPs. Under TECA, consumers in Texas have the ability to choose any REP to provide energy.

Operating Results – Three months ended June 30, 2016 compared to 2015

The following table summarizes the significant changes to utility margin:

Three Months Ended June 30, 2016
Change
Utility margin:	(In millions)

Rate Relief – Transmission cost of service rate increases in September 2015 and March 2016	$0.9
Customer usage/load – 6.2% increase in weather normalized retail KWh sales, primarily related to the residential class; higher demand-based revenues for large commercial and industrial retail customers; and increased wholesale transmission load	1.9
Rate Riders – Impacts of rate riders, including the AMS surcharge, CTC surcharge, energy efficiency rider, and transmission cost recovery factor, which are offset in operating expenses, depreciation and amortization, and interest charges	0.9
Weather – Milder weather in 2016; cooling degree days were 5.7% lower in 2016	(0.8)
Net Change	$2.9

The following tables summarize the primary drivers for operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended June 30, 2016
Change
Operating expenses:	(In millions)

Higher property and casualty expense and higher employee medical expense, primarily due to unfavorable claims experience, and higher pension expense	$1.3
Higher labor and outside services	0.4
Higher rate rider related costs, which are recovered through rate riders	0.2
Increased property taxes due to increases in utility plant in service and higher assessed values	0.3
Other	0.8
Net Change	$3.0

Depreciation and amortization:

Increase primarily due to AMS deployment and other increases in utility plant in service	$1.3

Other income (deductions):

Decrease primarily due to reduced contributions in aid of construction and equity AFUDC, partially offset by interest income from IRS (Note 13)	$(0.1)

Interest charges:

Increase primarily due to the issuance of $60.0 million of long-term debt on February 10, 2016	$(0.6)

Three Months Ended June 30, 2016
Change
(In millions)
Income taxes:

Decrease primarily due to lower segment earnings before income taxes	$0.7

Operating Results – Six months ended June 30, 2016 compared to 2015

The following table summarizes the significant changes to utility margin:

Six Months Ended June 30, 2016
Change
Utility margin:	(In millions)

Rate Relief – Transmission cost of service rate increases in March 2015, September 2015, and March 2016	$2.5
Customer usage/load – 2.6% increase in weather normalized retail KWh sales primarily related to the residential class; higher demand-based revenues for large commercial and industrial retail customers; and increased wholesale transmission load	3.3
Rate Riders – Impacts of rate riders, including the AMS surcharge, CTC surcharge, energy efficiency rider, and transmission cost recovery factor, which are offset in operating expenses, depreciation and amortization, and interest charges	1.8
Weather – Milder weather in 2016; heating degree days were 27.3% lower and cooling degree days were 2.4% lower in 2016	(2.4)
Net Change	$5.2

The following tables summarize the primary drivers for operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Six Months Ended June 30, 2016
Change
Operating expenses:	(In millions)

Higher property and casualty expense and higher employee medical expense, primarily due to unfavorable claims experience, and higher pension expense	$1.5
Higher labor and outside services	0.8
Higher rate rider related costs, which are recovered through rate riders	0.4
Increased property taxes due to increases in utility plant in service and higher assessed values	0.6
Other	0.2
Net Change	$3.5

Depreciation and amortization:

Increase primarily due to AMS deployment and other increases in utility plant in service	$2.4

Six Months Ended June 30, 2016
Change
Other income (deductions):	(In millions)

Decrease primarily due to reduced contributions in aid of construction, partially offset by interest income from IRS (Note 13)	$(0.8)

Interest charges:

Increase primarily due to the issuance of $60.0 million of long-term debt on February 10, 2016 and higher short term debt balances	$(1.0)

Income taxes:

Decrease primarily due to lower segment earnings before income taxes	$1.0

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	(In millions)
Total revenues	$—	$—	$—	$—	$—	$—
Cost of energy	—	—	—	—	—	—
Utility margin	—	—	—	—	—	—
Operating expenses	(3.1)	(4.0)	0.9	(6.3)	(7.5)	1.2
Depreciation and amortization	3.5	3.5	—	6.9	7.1	(0.2)
Operating income	(0.3)	0.5	(0.8)	(0.7)	0.5	(1.2)
Other income (deductions)	4.4	(0.7)	5.1	5.4	(2.5)	7.9
Net interest charges	(3.1)	(2.4)	(0.7)	(5.6)	(5.8)	0.2
Segment earnings (loss) before income taxes	1.0	(2.5)	3.5	(0.8)	(7.8)	7.0
Income (taxes) benefit	(0.4)	1.0	(1.4)	0.4	2.8	(2.4)
Segment earnings (loss)	$0.7	$(1.6)	$2.3	$(0.4)	$(4.9)	$4.5

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

Operating Results – Three months ended June 30, 2016 compared to 2015

The following tables summarize the primary drivers for other income (deductions), interest charges, and income taxes:

Three Months Ended June 30, 2016
Change
Other income (deductions):	(In millions)

Interest income on the $125.0 million Westmoreland Loan (Note 11) beginning February 1, 2016	$3.8
Interest income from IRS, net of related expenses (Note 13)	0.8
Other	0.5
Net Change	$5.1

Interest charges:

Issuance of the $125.0 million BTMU Term Loan Agreement on February 1, 2016 (Note 9)	$(1.2)
Higher short term borrowings	(0.6)
Issuance of the $150.0 million PNMR 2015 Term Loan Agreement on March 9, 2015	(0.3)
Maturity of $118.8 million of long-term debt on May 15, 2015	1.5
Other	(0.1)
Net Change	$(0.7)

Income taxes:

Reduction in benefit due to change in segment earnings (loss) before income taxes	$(1.4)
Net Change	$(1.4)

Operating Results – Six months ended June 30, 2016 compared to 2015

The following tables summarize the primary drivers for other income (deductions), interest charges, and income taxes:

Six Months Ended June 30, 2016
Change
Other income (deductions):	(In millions)

Interest income on the $125.0 million Westmoreland Loan (Note 11) beginning February 1, 2016	$5.9
Losses recorded in 2015 on items included in other investments related to a former PNMR subsidiary that ceased operations in 2008	1.1
Interest income from IRS, net of related expenses (Note 13)	0.8
Other	0.1
Net Change	$7.9

Six Months Ended June 30, 2016
Change
Interest charges:	(In millions)

Maturity of $118.8 million of long-term debt on May 15, 2015	$4.2
Issuance of the $150.0 million PNMR 2015 Term Loan Agreement on March 9, 2015	(0.9)
Higher short term borrowings	(0.9)
Issuance of the $125.0 million BTMU Term Loan Agreement on February 1, 2016 (Note 9)	(2.2)
Net Change	$0.2

Income taxes:

Reduction in benefit due to change in segment earnings (loss) before income taxes	$(2.8)
Other	0.4
Net Change	$(2.4)

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the six months ended June 30, 2016 compared to June 30, 2015 are summarized as follows:

	Six Months Ended June 30,
	2016	2015	Change
	(In millions)
Net cash flows from:
Operating activities	$122.0	$109.7	$12.3
Investing activities	(493.7)	(216.5)	(277.2)
Financing activities	330.6	84.9	245.7
Net change in cash and cash equivalents	$(41.1)	$(21.9)	$(19.2)

Changes in PNMR’s cash flow from operating activities result from net earnings, adjusted for items impacting earnings that do not provide or use cash. See Results of Operations above. Certain changes in assets and liabilities resulting from normal operations also impact operating cash flows. In addition, contributions to PNMR’s pension and postretirement benefit plans were $30.0 million lower in the six months ended June 30, 2016 than in 2015 due to a $30.0 million contribution to the PNM pension trust in the six months ended June 30, 2015 that did not recur in 2016. In addition, PNMR made income tax payments of $0.9 million in the six months ended June 30, 2016 compared to income tax refunds received of $1.2 million in the six months ended June 30, 2015.

The changes in PNMR’s cash flows from investing activities relate primarily to an increase of $145.6 million in utility plant additions in the six months ended June 30, 2016 compared to 2015. Utility plant additions at PNM were $129.8 million higher in the six months ended June 30, 2016 compared to 2015. The PNM increase includes the $163.3 million purchase of the assets underlying three of the leases for PVNGS Unit 2 (Note 6) on January 15, 2016, offset by decreases in other generation additions of $5.1 million, lower transmission and distribution additions of $26.2 million, and lower nuclear fuel purchases of $2.2 million. TNMP utility plant additions increased $9.5 million in the six months ended June 30, 2016 compared to 2015, including increases in transmission and distribution additions of $14.0 million offset by lower AMS additions of $4.5 million. Corporate plant additions increased $6.3 million in the six months ended June 30, 2016 compared to 2015, including increases related to PN

MR computer hardware and software additions of $6.4 million offset by decreases in utility plant additions related to PNMR Development of $0.2 million. Investing activities in 2016 also includes the $122.3 million Westmoreland Loan discussed in Note 11.

The changes in PNMR’s cash flows from financing activities include a $68.8 million increase in net short-term borrowing activity in the six months ended June 30, 2016 compared to 2015. Net short-term borrowings at PNM were $74.9 million in the six months ended June 30, 2016, which primarily were used, along with existing cash, to fund the purchase of the assets underlying three of the PVNGS Unit 2 leases. In 2016, financing activities include $122.5 million of long-term borrowings under the BTMU Term Loan Agreement. NM Capital used the proceeds of the BTMU Term Loan Agreement to provide funds for the Westmoreland Loan. In May 2016, PNM entered into the $175.0 million PNM 2016 Term Loan Agreement and used a portion of the proceeds to prepay $125.0 million outstanding under the PNM Multi-Draw Term Loan. In 2016, TNMP issued $60.0 million of 3.53% first mortgage bonds and used the funds to reduce short-term debt and intercompany debt. In 2015, long-term borrowings of $150.0 million under the PNMR 2015 Term Loan Agreement were used to repay $118.8 million of 9.25% senior unsecured notes that matured on May 15, 2015 and for general corporate purposes.

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

As of February 1, 2016, NM Capital, a wholly owned subsidiary of PNMR, entered into a $125.0 million term loan agreement (the “BTMU Term Loan Agreement”), among NM Capital, The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), as lender, and BTMU, as Administrative Agent. The BTMU Term Loan Agreement has a maturity date of February 1, 2021 and bears interest at a rate based on LIBOR plus a customary spread, which aggregated 3.39% at June 30, 2016. The principal balance outstanding under the Westmoreland Loan was $123.8 million at June 30, 2016 and $107.8 million at August 1, 2016. PNMR, as parent company of NM Capital, has guaranteed NM Capital’s obligations. NM Capital utilized the proceeds of the BTMU Term Loan Agreement to provide funding for the $125.0 million Westmoreland Loan to a ring-fenced, bankruptcy-remote, special-purpose entity that is a subsidiary of Westmoreland to finance the purchase price of the stock of SJCC. See (Note 11).

On May 20, 2016, PNM entered into a $175.0 million term loan agreement (the “PNM 2016 Term Loan Agreement”). The PNM 2016 Term Loan Agreement bears interest at a variable rate, which was 1.05% at June 30, 2016, and has a maturity date of November 17, 2017. PNM used a portion of the proceeds of the PNM 2016 Term Loan Agreement to prepay without penalty the $125.0 million outstanding under the PNM Multi-draw Term Loan, which had a scheduled maturity of June 21, 2016.

At June 30, 2016, interest rates on outstanding borrowings were 1.31% for the PNMR Term Loan Agreement and 1.35% for the PNMR 2015 Term Loan Agreement.

Capital Requirements

Total capital requirements consist of construction expenditures and cash dividend requirements for PNMR common stock and PNM preferred stock. Key activities in PNMR’s current construction program include:

•	Upgrading generation resources, including expenditures for compliance with environmental requirements

•	Expanding the electric transmission and distribution systems

•	Purchasing nuclear fuel

Projected capital requirements, including amounts expended through June 30, 2016, are:

	2016	2017-2020	Total
	(In millions)
Construction expenditures	$568.4	$1,490.7	$2,059.1
Dividends on PNMR common stock	70.1	280.4	350.5
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$639.0	$1,773.2	$2,412.2
The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include $86.8 million for an 80 MW gas-fired peaking generating unit identified as a source of replacement capacity under the revised plan for compliance described in Note 11, environmental upgrades of $1.6 million at SJGS and $85.7 million at Four Corners, and the January 2016 purchase of the assets underlying three of the PVNGS Unit 2 leases at the expiration of those leases for $163.3 million. Expenditures for environmental upgrades are estimated to be $42.4 million in 2016, including amounts expended through June 30, 2016. See Note 11 and Commitments and Contractual Obligations below. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to be able to pay dividends to PNMR. Note 5 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K describes regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.
During the six months ended June 30, 2016, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements, and the additional borrowings described under Financing Activities above.

In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt that must be paid or refinanced at maturity. As indicated above, the $125.0 million PNM Multi-draw Term Loan was repaid prior to its June 21, 2016 maturity. Note 6 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K contains additional information about the maturities of long-term debt. Also, the one-year $150.0 million PNMR Term Loan Agreement matures on December 21, 2016 and $57.0 million of PCRBs are subject to mandatory tender and remarketing on June 1, 2017. PNMR and PNM anticipate that funds to repay the long-term debt maturities and term loans will come from entering into new arrangements similar to the existing agreements, borrowing under their revolving credit facilities, issuance of new long-term debt, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.
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
The revolving credit facilities and the PNM New Mexico Credit Facility provide short-term borrowing capacity. The revolving credit facilities also allow letters of credit to be issued. Letters of credit reduce the available capacity under the facilities. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. The Company’s business is seasonal with more revenues and cash flows from operations being generated in the summer months. In general, the Company relies on the credit facilities to be the initial funding source for construction expenditures. Accordingly, borrowings under the facilities may increase over time. Depending on market and other conditions, the Company will periodically sell long-term debt and use the proceeds to reduce the borrowings under the credit facilities. Borrowings under the PNMR Revolving Credit Facility ranged from $65.0 million to $107.0 million during the three months ended June 30, 2016 and from $40.0 million to $107.0 million during the six months ended June 30, 2016. Borrowings under the PNM Revolving Credit Facility ranged from $77.2 million to $135.0 million during the three months ended June 30, 2016 and zero to $135.0 million during the six months ended June 30, 2016. Borrowings under the PNM New Mexico Credit Facility ranged from $15.0 million to $50.0 million during the three months ended June 30, 2016 and zero to $50.0 million during the six months ended June 30, 2016. Borrowings under the TNMP Revolving Credit Facility ranged from $15.0 million to $30.0 million during the three months ended June 30, 2016 and $15.0 million to $70.0 million during the six months ended June 30, 2016. At June 30, 2016, the average interest rate was 1.70% for the PNMR Revolving Credit Facility, 1.58% for the PNM Revolving Credit Facility, 1.58% for the PNM New Mexico Credit Facility, and 1.46% for the TNMP Revolving Credit Facility. At June 30, 2016, TNMP had $11.5 million in borrowings from PNMR under its intercompany loan agreement.
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
Information concerning the credit ratings for PNMR, PNM, and TNMP was set forth under the heading Liquidity in the MD&A contained in the 2015 Annual Reports on Form 10-K. Currently, all of the credit ratings issued by both Moody’s and S&P on the Company’s debt are investment grade. As of August 5, 2016, ratings on the Company’s securities were as follows:

	PNMR	PNM	TNMP
S&P
Corporate rating	BBB+	BBB+	BBB+
Senior secured debt	*	*	A
Senior unsecured debt	*	BBB+	*
Preferred stock	*	BBB-	*
Moody’s
Issuer rating	Baa3	Baa2	A3
Senior secured debt	*	*	A1
Senior unsecured debt	*	Baa2	*
* Not applicable

Both S&P and Moody’s have PNMR, PNM, and TNMP on a stable outlook. However, negative regulatory outcomes from the NMPRC in the PNM’s general rate case, discussed in Note 12, could affect both the outlook and credit ratings. Investors are cautioned that a security rating is not a recommendation to buy, sell, or hold securities, that it is subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

A summary of liquidity arrangements as of August 5, 2016 is as follows:

	PNMR Separate	PNM Separate	TNMP Separate	PNMR Consolidated
	(In millions)
Financing capacity:
Revolving credit facility	$300.0	$400.0	$75.0	$775.0
PNM New Mexico Credit Facility	—	50.0	—	50.0
Total financing capacity	$300.0	$450.0	$75.0	$825.0

Amounts outstanding as of August 5, 2016:
Revolving credit facility	$148.2	$67.9	$—	$216.1
PNM New Mexico Credit Facility	—	35.0	—	35.0
Letters of credit	36.5	2.5	0.1	39.1

Total short-term debt and letters of credit	184.7	105.4	0.1	290.2

Remaining availability as of August 5, 2016	$115.3	$344.6	$74.9	$534.8
Invested cash as of August 5, 2016	$1.5	$—	$—	$1.5
The above table includes a $30.3 million of letter of credit support issued under the PNMR Revolving Credit Facility to facilitate the posting of reclamation bonds in connection with the purchase of SJCC by a subsidiary of Westmoreland from BHP. See Note 11. The above table excludes intercompany debt. As of August 5, 2016, TNMP had $1.4 million in intercompany borrowings from PNMR. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.
PNMR can offer new shares of common stock through the PNM Resources Direct Plan under a SEC shelf registration statement that expires in August 2018. PNM has a shelf registration statement for up to $250.0 million of senior unsecured notes that expires in May 2017.
Off-Balance Sheet Arrangements
PNMR’s off-balance sheet arrangements include PNM’s operating leases for portions of PVNGS Units 1 and 2 and, until April 1, 2015, the EIP transmission line. These arrangements help ensure PNM the availability of lower-cost generation needed to serve customers. See MD&A – Off-Balance Sheet Arrangements and Notes 7 and 9 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K, as well as Note 5.
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

	June 30, 2016	December 31, 2015
PNMR
PNMR common equity	41.6%	44.0%
Preferred stock of subsidiary	0.3%	0.3%
Long-term debt	58.1%	55.7%
Total capitalization	100.0%	100.0%

PNM
PNM common equity	44.8%	45.3%
Preferred stock	0.4%	0.4%
Long-term debt	54.8%	54.3%
Total capitalization	100.0%	100.0%

TNMP
Common equity	56.4%	59.6%
Long-term debt	43.6%	40.4%
Total capitalization	100.0%	100.0%

OTHER ISSUES FACING THE COMPANY

Climate Change Issues

Background
In 2015, GHG associated with PNM’s interests in its generating plants included approximately 6.4 million metric tons of CO2, which comprises the vast majority of PNM’s GHG.  By comparison, the total GHG in the United States in 2014, the latest year for which EPA has published this data, were approximately 6.9 billion metric tons, of which approximately 5.5 billion metric tons were CO2.
PNM has several programs underway to reduce or offset GHG from its resource portfolio, thereby reducing its exposure to climate change regulation. See Note 12. In 2015, PNM completed construction of 40 MW of utility-scale solar generation, bringing its total owned solar generation capacity to 107 MW. Since 2003, PNM has purchased the entire output of New Mexico Wind, which has an aggregate capacity of 204 MW, and, in January 2015, began purchasing the full output of Red Mesa Wind, which has an aggregate capacity of 102 MW. PNM has a 20-year PPA for the output of Lightning Dock Geothermal, which began providing power to PNM in January 2014. The current capacity of the geothermal facility is 4 MW and future expansion may result in up to 9 MW of generation capacity. Additionally, PNM has a customer distributed solar generation program that represented 56.3 MW at June 30, 2016. PNM’s distributed solar programs will reduce PNM’s annual production from fossil-fueled electricity generation by about 136 GWh. PNM offers its customers a comprehensive portfolio of energy efficiency and load management programs, with a budget of $25.8 million for the program year beginning in June 2016. PNM estimates these programs saved approximately 79 GWh of electricity in 2015. Over the next 18 years, PNM projects energy efficiency and load management programs will provide the equivalent of approximately 9,000 GWh of electricity, which will avoid at least 5.5 million metric tons of CO2 based upon projected emissions from PNM’s system-wide resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in demand for electricity, and complex relationships between those variables.
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
As of December 31, 2015, approximately 70.6% of PNM’s generating capacity, including resources owned, leased, and under PPAs, all of which is located within the United States, consisted of coal or gas-fired generation that produces GHG. Based on current forecasts, the Company does not expect its output of GHG from existing sources to increase significantly in the near-term. Many factors affect the amount of GHG emitted. For example, if new natural gas-fired generation resources are added to meet increased load as anticipated in PNM’s current IRP, GHG would be incrementally increased. In addition, plant performance could impact the amount of GHG emitted. If PVNGS experienced prolonged outages, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG. As described in Note 11, PNM received approval for the December 31, 2017 shutdown of SJGS Units 2 and 3 as part of its strategy to address the regional haze requirements of the CAA. The shutdown of Units 2 and 3 would result in a reduction of GHG for the entire station of approximately 50%, including a reduction of approximately 28% for the Company’s ownership interests. Although replacement power for these units includes some gas-fired generation, the reduction in GHG from the retirement of the coal-fired generation would be far greater than the increase in GHG from replacement generation.
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
PNM’s generating stations are located in the arid southwest. Access to water for cooling for some of these facilities is critical to continued operations. Forecasts for the impacts of climate change on water supply in the southwest range from reduced precipitation to changes in the timing of precipitation. In either case, PNM’s facilities requiring water for cooling will need to mitigate the impacts of climate change through adaptive measures. Current measures employed by PNM generating stations such as air cooling, use of grey water, improved reservoir operations and shortage sharing arrangements with other water users will continue to be important to sustain operations.
PNM’s service areas occasionally experience periodic high winds, forest fires, and severe thunderstorms. TNMP has operations in the Gulf Coast area of Texas, which experiences periodic hurricanes and drought conditions. In addition to potentially causing physical damage to Company-owned facilities, which disrupt the ability to transmit and/or distribute energy, weather and other events of nature can temporarily reduce customers’ usage and demand for energy. Climate changes are generally not expected to have material consequences to the Company in the near-term.

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

On June 25, 2013, President Obama announced his Climate Action Plan which outlines how his administration plans to cut GHG in the United States, prepare the country for the impacts of climate change, and lead international efforts to combat and prepare for global warming. The plan proposes actions that would lead to the reduction of GHG by 17% below 2005 levels by 2020. The President also issued a Presidential Memorandum to EPA to continue development of the GHG NSPS regulations for electric generators. The Presidential Memorandum establishes a timeline for the reproposal and issuance of a GHG NSPS for new sources under section 111(b) of the CAA and a timeline for the proposal and final rule for developing carbon pollution standards, regulations, or guidelines for GHG reductions from existing sources under Section 111(d) of the CAA. The Presidential Memorandum further directs EPA to allow the use of “market-based instruments” and “other regulatory flexibilities” to ensure standards will allow for continued reliance on a range of energy sources and technologies and that they are developed and implemented in a manner that provides for reliable and affordable energy. EPA is to undertake the rulemaking through direct engagement with states, “as they will play a central role in establishing and implementing standards for existing power plants,” and with utility leaders, labor leaders, non-governmental organizations, tribal officials, and other stakeholders.

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

EPA’s final rule to limit GHG emissions from new, modified, and reconstructed power plants establishes standards based upon certain, specific conditions. For newly constructed and reconstructed base load natural gas-fired stationary combustion turbines, the EPA finalized a standard of 1,000 lb CO2/MWh-gross based on efficient natural gas combined cycled technology as the best system of emissions reductions (“BSER”). Alternatively, owners and operators of base load natural gas-fired combustion turbines may elect to comply with a standard based on an output of 1,030 lb CO2/MWh-net. A new source is any newly constructed fossil fuel-fired power plant that commenced construction after January 8, 2014.

The final standards for coal-fired power plants vary depending on whether the unit is new, modified, or reconstructed. The BSER for new steam units is a supercritical pulverized coal unit with partial carbon capture and storage. Based on that technology, new coal-fired units are required to meet an emissions standard equal to 1,400 lbs CO2/MWh from the beginning of the power plant’s life. The BSER for modified units is based on each affected unit’s own best potential performance. Standards will be in the form of an emission limit in pounds of CO2 per MWh, which will apply to units with modifications resulting in an increase of hourly CO2 emissions of more than 10% relative to the emissions of the most recent five years from that unit. The BSER for reconstructed coal-fired power units is the performance of the most efficient generating technology for these types of units. Final emissions standards depend on heat input. Sources with heat input greater than 2,000 MMBTU/hour would be required to meet an emission limit of 1,800 lbs CO2/MWh-gross, and sources with a heat input of less than or equal to 2,000 MMBTU/hour would be required to meet an emission limit of 2,000 lbs CO2/MWh-gross.

The final Clean Power Plan rule changed significantly in structure from the proposed rule that was released in June 2014. Changes include delaying the first compliance date by two years from 2020 to 2022; adopting a new approach to calculating the emission targets which resulted in different state goals than those originally proposed; adding a reliability safety valve; and proposing rewards for early reductions. The rule establishes two numeric “emission standards” - one for “fossil-steam” units (coal- and oil-

fired units) and one for natural gas-fired units (combined cycle only). The emission standards are based on emission reduction opportunities that EPA deemed achievable using technical assumptions for three “building blocks:” efficiency improvements at coal-fired EGUs, displacement of affected EGUs with renewable energy, and displacement of coal-fired generation with natural gas-fired generation. The final standards are 1,305 lb/MWH for fossil-steam units and 771 lb/MWH for gas units, both of which phase in over the period 2022-2030. To facilitate implementation, EPA converted the emission standards into state goals. Each state’s goal reflects the average state-wide emission rate that all of the state’s affected EGUs would meet in the aggregate if each one achieved the emission standards alone based upon a weighted average of each state’s unique mix of affected units.

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

The Clean Power Plan also proposes a Clean Energy Incentive Program (“CEIP”) designed to award credits for early development of certain renewable energy and energy efficiency programs that displace fossil generation in 2020 and 2021 prior to the compliance obligation taking effect in 2022. On June 30, 2016, EPA published proposed design details of the CEIP. Comments are due to EPA on August 29, 2016. In addition, the Clean Power Plan contains a reliability safety valve for individual power plants. The reliability safety valve allows for a 90-day relief from CO2 emissions limits if generating units need to continue to operate and release excess emissions during emergencies that could compromise electric system reliability.

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

Multiple states, utilities, and trade groups filed petitions for review and motions to stay in the DC Circuit. On January 21, 2016, the DC Circuit denied the motions to stay the EPA’s section 111(d) rule (the Clean Power Plan). It did, however, expedite briefing in the case and set it for oral argument on June 2, 2016. Under the court’s order, the parties were required to submit a proposed briefing format to the court by January 27, 2016. Briefing on all issues was to be completed by April 22, 2016. Petitioners had asked for bifurcated briefing that would allow the core legal issues to be litigated first and the programmatic issues related to the rule to be litigated later depending on the outcome of the litigation. The court denied that request.

On January 26, 2016, 29 states and state agencies filed a petition to the US Supreme Court asking the court to reverse the DC Circuit’s decision and stay the implementation of the Clean Power Plan. On February 9, 2016, the US Supreme Court granted the applications to stay the Clean Power Plan pending judicial review of the rule.  The US Supreme Court issued a one-page order that stated, “The EPA rule to have states cut power sector carbon dioxide (CO2) emissions 32% by 2030 is stayed pending disposition of the applicants’ petitions for review in the United States Court of Appeals for the District of Columbia Circuit.” The vote was 5-4 among the US Supreme Court Justices. The decision means the Clean Power Plan is not in effect and states are not obliged to comply with its requirements. If the rule prevails through the legal challenges, states will be able to resume preparing state plans where they left off and should still have six more months to prepare initial plans and 2.5 years for final plans (if an extension is granted by EPA). The DC Circuit postponed the June 2, 2016 date and is now scheduled to hear oral arguments on the merits of the states’ case on September 27, 2016. Oral arguments were originally scheduled to be made before a three-judge panel, but now will be before the entire court. There is no mandatory deadline for the court to rule. The stay will remain in effect pending US Supreme Court review if such review is sought.

If the Clean Power Plan prevails, the rule will impact PNM’s existing and future fossil-fueled EGUs. The existing Carbon Pollution Standards covering new sources will also impact PNM’s generation fleet. Impacts could involve investments in additional renewables and energy efficiency programs, efficiency improvements, and/or control technologies at the fossil-fueled EGUs. Under an emissions rate or mass based trading program, PNM may be required to purchase credits or allowances to comply with New Mexico’s final state plan. There are limited efficiency enhancement measures that may be available to a subset of the existing EGUs; however, such measures would provide only marginal GHG improvements. The only emission control technology for GHG reduction from coal and gas-fired power plants is carbon capture and sequestration, which is not yet a commercially demonstrated technology. Additional GHG control technologies for existing EGUs may become viable in the future. The costs of purchasing carbon credits or allowances, making improvements, or installing new technology could impact the economic viability of some plants. PNM estimates that implementation of the BART plan at SJGS that required the installation of SNCRs on Units 1 and 4 by early 2016, which has been completed, and the retirement of SJGS Units 2 and 3 by the end of 2017 as described in Note 11, should provide a significant step for New Mexico to meet its ultimate compliance with Section 111(d). PNM is unable to predict the impact of this rule on its fossil-fueled generation.
Federal Legislation
Prospects for enactment in Congress of legislation imposing a new or enhanced regulatory program to address climate change are unlikely in 2016.  Instead, EPA continues to be the primary venue for GHG regulation in the near future, especially for coal-fired EGUs. The US Supreme Court’s decision to stay the Clean Power Plan does put into question the viability of the rule, but EPA is encouraging states to continue to develop plans for compliance even during the stay. In addition, while there are legislative proposals to limit or block implementation of the Clean Power Plan, enactment of such legislation appears unlikely.
State and Regional Activity
Pursuant to New Mexico law, each utility must submit an IRP to the NMPRC every three years to evaluate renewable energy, energy efficiency, load management, distributed generation, and conventional supply-side resources on a consistent and comparable basis.  The IRP is required to take into consideration risk and uncertainty of fuel supply, price volatility, and costs of anticipated environmental regulations when evaluating resource options to meet supply needs of the utility’s customers.  The NMPRC requires that New Mexico utilities factor a standardized cost of carbon emissions into their IRPs using prices ranging between $8 and $40 per metric ton of CO2 emitted and escalating these costs by 2.5% per year.  Under the NMPRC order, each utility must analyze these standardized prices as projected operating costs.  Reflecting the developing nature of this issue, the NMPRC order states that these prices may be changed in the future to account for additional information or changed circumstances.  Although these prices may not reflect the costs that ultimately will be incurred, PNM is required to use these prices for purposes of its IRP.  PNM’s IRP filed with the NMPRC on July 1, 2014 showed that consideration of carbon emissions costs impacted the projected in-service dates of some of the identified resources.  PNM has begun its process for the 2017 IRP that is to be filed by July 1, 2017.
In the past, New Mexico adopted regulations, which have since been repealed, that would directly limit GHG from larger sources, including EGUs, through a regional GHG cap and trade program. Although these rules have been repealed, PNM cannot rule out future state legislative or regulatory initiatives to regulate GHG.
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

International Accords

The United Nations Framework Convention on Climate Change (“UNFCCC”) is an international environmental treaty that was negotiated at the 1992 United Nations Conference on Environment and Development (informally known as the Earth Summit) and entered into force in March 1994.  The objective of the treaty is to “stabilize greenhouse gas concentrations in the atmosphere at a level that would prevent dangerous anthropogenic interference with the climate system.”  Parties to the UNFCCC, including the United States, have been meeting annually in Conferences of the Parties (“COP”) to assess progress in meeting the objectives of the UNFCCC.  This assessment process led to the negotiation of the Kyoto Protocol in the mid-1990s.  The Protocol, which was agreed to in 1997 and established legally binding obligations for developed countries to reduce their GHG, was never ratified by the United States.  PNM monitors the proceedings of the UNFCCC, including the annual COP meetings, to determine potential impacts to its business activities.  At the COP meeting in 2011, participating nations, including the United States, agreed to negotiate by 2015 an international agreement involving commitments by all nations to begin reducing carbon emissions by 2020.  On December 12, 2015, the Paris Agreement was finalized during the 2015 COP. The agreement, which was agreed to by more than 190 nations, requires that countries submit Nationally Determined Contributions (“NDCs”). NDCs reflect national targets and actions that arise out of national policies, and elements relating to oversight, guidance and coordination of actions to reduce emissions by all countries.  In November 2014, President Obama announced the United States’ commitment to reduce GHG, on an economy-wide basis, by 26%-28% from 2005 levels by the year 2025. The United States NDC is part of an overall effort by the Obama Administration to have the United States achieve economy-wide reductions of around 80% by 2050.  As part of the process for developing the new global climate agreement, the United States set forth this reduction commitment in its intended NDC.  As part of the Paris Agreement, initial NDCs have been submitted by 189 nations, including the United States and the European Union.  The Paris Agreement will enter into force when at least 55 countries, representing at least 55 percent of total global GHG, have ratified or acceded to it.  To date, the Paris Agreement has been ratified by 19 countries representing less than one-half of one percent of total global GHG. PNM will continue to monitor the United States’ participation in international accords.  The Obama administration’s GHG reduction target for the electric utility industry is a key element of its NDC and is based on EPA’s final GHG regulations for new, existing, and modified and reconstructed sources. With the stay of the Clean Power Plan that covers existing sources, it is uncertain how the Obama administration plans to meet its NDC under the Paris Agreement. PNM believes that implementation of the BART plan for SJGS (Note 11) should provide a significant step towards compliance with the Clean Power Plan, should it prevail, or other GHG reduction requirements.

Assessment of Impacts

PNM has assessed, and continues to assess, the impacts of climate change legislation or regulation on its business.  This assessment is ongoing and future changes arising out of the legislative or regulatory process could impact the assessment significantly.  PNM’s assessment includes assumptions regarding the specific GHG limits, the timing of implementation of these limits, the possibility of a market-based trading program or a program including the associated costs and the availability of credits or allowances, the development of technologies for renewable energy and to reduce emissions, and provisions for cost containment. Moreover, the assessment assumes various market reactions such as the price of coal and gas and regional plant economics.  These assumptions, at best, are preliminary and speculative. However, based upon these assumptions, the enactment of climate change legislation or regulation could, among other things, result in significant compliance costs, including large capital expenditures by PNM, and could jeopardize the economic viability of certain generating facilities. See Note 11.  In turn, these consequences could lead to increased costs to customers and affect results of operations, cash flows, and financial condition if the incurred costs are not fully recovered through regulated rates. Higher rates could also contribute to reduced usage of electricity.  PNM’s assessment process is ongoing, but too preliminary and speculative at this time for a meaningful prediction of financial impact.

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

As of June 30, 2016, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s 2015 Annual Reports on Forms 10-K. The policies disclosed included unbilled revenues, regulatory accounting, impairments, decommissioning and reclamation costs, pension and other postretirement benefits, accounting for contingencies, income taxes, and market risk.

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

Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM, and TNMP caution readers not to place undue reliance on these statements. PNMR’s, PNM’s, and TNMP’s business, financial condition, cash flows, and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors include:

•
The ability of PNM and TNMP to recover costs and earn allowed returns in regulated jurisdictions, including the impacts of the final order in the New Mexico General Rate Case pending before the NMPRC, including possible appeals, and the impact on service levels for PNM customers if the decision does not provide for the recovery of costs of operating and capital expenditures, as well as other impacts of federal or state regulatory and judicial actions

•
The ability of the Company to successfully forecast and manage its operating and capital expenditures, including aligning expenditures with the revenue levels permitted by the final order in PNM’s New Mexico General Rate Case and supporting forecasts utilized in future test year rate proceedings

•
The impacts on the electricity usage of customers and consumers due to performance of state, regional, and national economies, mandatory energy efficiency measures, weather, seasonality, alternative sources of power, and other changes in supply and demand, including the failure to maintain or replace customer contracts on favorable terms

•
The Company’s ability to access the financial markets, including disruptions in the capital or credit markets, actions by ratings agencies, and fluctuations in interest rates, including any negative impacts that could result from the ultimate outcome in PNM’s New Mexico General Rate Case

•	The potential unavailability of cash from PNMR’s subsidiaries due to regulatory, statutory, or contractual restrictions or subsidiary earnings or cash flows

•	Uncertainty surrounding counterparty credit risk, including financial support provided to facilitate the new coal supply and ownership restructuring at SJGS

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

•	Employee workforce factors, including cost control efforts and issues arising out of collective bargaining agreements and labor negotiations with union employees

•	Variability of prices and volatility and liquidity in the wholesale power and natural gas markets

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

•
The impacts of decreases in the values of marketable securities maintained in trusts to provide for decommissioning, reclamation, pension benefits, and other postretirement benefits, including potential increased volatility resulting from the recent vote by the United Kingdom to exit from the European Union

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages the scope of its various forms of market risk through a comprehensive set of policies and procedures with oversight by senior level management through the RMC. The Board’s Finance Committee sets the risk limit parameters. The RMC has oversight over the risk control organization. The RMC is assigned responsibility for establishing and enforcing the policies, procedures, and limits and evaluating the risks inherent in proposed transactions on an enterprise-wide basis. The RMC’s responsibilities include:

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
Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 7, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2016 and the year ended December 31, 2015, the Company had no commodity derivative instruments designated as cash flow hedging instruments.
Commodity contracts, other than those that do not meet the definition of a derivative under GAAP and those derivatives designated as normal purchases and normal sales, are recorded at fair value on the Condensed Consolidated Balance Sheets. The following table details the changes in the net asset or liability balance sheet position for mark-to-market energy transactions.

	Six Months Ended
	June 30,
	2016	2015
Economic Hedges	(In thousands)
Sources of fair value gain (loss):
Net fair value at beginning of period	$4,576	$9,546
Amount realized on contracts delivered during period	(2,612)	(6,509)
Changes in fair value	(2,551)	382
Net mark-to-market change recorded in earnings	(5,163)	(6,127)
Net change recorded as regulatory assets and liabilities	(362)	(22)
Net fair value at end of period	$(949)	$3,397
The following table provides the maturity of the net assets (liabilities), giving an indication of when these mark-to-market amounts will settle and generate (use) cash.

Fair Value of Mark-to-Market Instruments at June 30, 2016

	Settlement Dates
	2016	2017
	(In thousands)
Economic hedges
Prices actively quoted	$—	$—
Prices provided by other external sources	(1,977)	1,028
Prices based on models and other valuations	—	—
Total	$(1,977)	$1,028

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
PNM measures VaR for the positions in its wholesale portfolio (not covered by the FPPAC). For the six months ended June 30, 2016, the high, low, and average VaR amounts were $1.3 million, $0.3 million, and $0.7 million. For the year ended December 31, 2015, the high, low, and average VaR amounts were $2.6 million, $0.5 million, and $1.4 million. At June 30, 2016 and December 31, 2015, the VaR amounts for the PNM wholesale portfolio were $0.4 million and $1.2 million.
The VaR represents an estimate of the potential gains or losses that could be recognized on the Company’s portfolios, subject to market risk, given current volatility in the market, and is not necessarily indicative of actual results that may occur, since actual future gains and losses will differ from those estimated. Actual gains and losses may differ due to actual fluctuations in market prices, operating exposures, and the timing thereof, as well as changes to the underlying portfolios during the year. VaR limits were not exceeded during the six months ended June 30, 2016 or the year ended December 31, 2015.

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
Schedule of Credit Risk Exposure
June 30, 2016

Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$1,294	—	$—
Non-investment grade	231	—	—
Split rating	39
Internal ratings:
Investment grade	6,995	1	6,870
Non-investment grade	3	—	—
Total	$8,562		$6,870

(1)
The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)
The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than firm-requirements wholesale customers), forward sales, and short-term sales. The exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements, but are not reduced by posted credit collateral. At June 30, 2016, PNMR held $0.1 million of cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of June 30, 2016 was $6.9 million.

As discussed in Note 11, PNMR’s subsidiary, NM Capital, entered into the Westmoreland Loan and PNMR has arranged for letters of credit to be issued under the PNMR Revolving Credit Facility to support the acquisition of SJCC by WSJ, a subsidiary of Westmoreland. PNMR is exposed to credit risk under these arrangements in the event of default by WSJ. As of August 1, 2016, remaining required principal payments under the Westmoreland Loan are $15.0 million in 2016, $38.4 million in 2017, $3.6 million in 2018, $8.6 million in 2019, $23.3 million in 2020, and $21.1 million in 2021. In addition, the Westmoreland Loan re quires that all cash flows of WSJ, in excess of normal operating expenses, capital additions, and operating reserves, be utilized for principal and interest payments under the loan until it is fully repaid. The Westmoreland Loan is secured by the assets of and the equity interests in SJCC. In the event of a default by WSJ, NM Capital would have the ability to take over the mining operations, the value of which PNMR believes approximates the amount outstanding under the Westmoreland Loan.  Furthermore, PNMR considers the possibility of loss under the letter of credit to be remote as discussed in Note 5. Accordingly, PNMR does consider its credit risk under these arrangements to be material.

Interest Rate Risk

The majority of the Company’s long-term debt is fixed-rate debt and does not expose earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of PNMR’s consolidated long-term debt instruments would increase by 1.8%, or $45.8 million, if interest rates were to decline by 50 basis points from their levels at June 30, 2016. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity. At August 5, 2016, PNMR, PNM, and TNMP had short-term debt outstanding of $148.2 million, $67.9 million, and none under their revolving credit facilities, which allow for a maximum aggregate borrowing capacity of $300.0 million for PNMR, $400.0 million for PNM, and $75.0 million for TNMP. PNM also had borrowings of $35.0 million under the $50.0 million PNM New Mexico Credit Facility at August 5, 2016. The revolving credit facilities, the PNM New Mexico Credit Facility, the $175.0 million PNM 2016 Term Loan Agreement, the $150.0 million PNMR Term Loan Agreement, the $150.0 million PNMR 2015 Term Loan Agreement, and the $125.0 million BTMU Term Loan Agreement bear interest at variable rates. On August 5, 2016, interest rates on borrowings averaged 1.74% for the PNMR Revolving Credit Facility, 1.38% for the PNMR 2015 Term Loan Agreement, 1.34% for the PNMR Term Loan Agreement, 3.51% for the BTMU Term Loan Agreement, 1.09% for the PNM 2016 Term Loan Agreement, 1.62% for the PNM Revolving Credit Facility, and 1.62% for the PNM New Mexico Credit Facility. The Company is exposed to interest rate risk to the extent of future increases in variable interest rates.

The investments held by PNM in trusts for decommissioning and reclamation had an estimated fair value of $264.7 million at June 30, 2016, of which 48.2% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 50 basis points from their levels at June 30, 2016, the decrease in the fair value of the fixed-rate securities would be 3.8%, or $4.8 million.

PNM does not directly recover or return through rates any losses or gains on the securities, including equity investments discussed below, in the trusts for decommissioning and reclamation. However, the overall performance of these trusts does enter into the periodic determinations of expense and funding levels, which are factored into the rate making process to the extent applicable to regulated operations. PNM is at risk for shortfalls in funding of obligations due to investment losses, including those from the equity market risks discussed below and any negative impact resulting from the United Kingdom’s decision to exit the European Union to the extent not ultimately recovered through rates charged to customers.

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation include certain equity securities at June 30, 2016. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 50.5% of the securities held by the trusts as of June 30, 2016. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $13.4 million.

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

Changes in internal controls

There have been no changes in each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Notes 11 and 12 for information related to the following matters, for PNMR, PNM, and TNMP, incorporated in this item by reference.
Note 11

•	The Clean Air Act – Regional Haze – SJGS

•	The Clean Air Act – Regional Haze – Four Corners – Four Corners Federal Agency Lawsuit

•	Four Corners Coal Mine

•	WEG v. OSM NEPA Lawsuit

•	Navajo Nation Environmental Issues

•	Santa Fe Generating Station

•	Continuous Highwall Mining Royalty Rate

•	Four Corners Severance Tax Assessment

•	PVNGS Water Supply Litigation

•	San Juan River Adjudication

•	Rights-of-Way Matter

•	Navajo Nation Allottee Matters
Note 12

•	PNM – New Mexico General Rate Case

•	PNM – Renewable Portfolio Standard

•	PNM – Renewable Energy Rider

•	PNM – Energy Efficiency and Load Management

•	PNM – Integrated Resource Plan

•	PNM – San Juan Generating Station Units 2 and 3 Retirement

•	PNM – Application for Certificate of Convenience and Necessity

•	PNM – Advanced Metering Infrastructure Application

•	PNM – Data Center Project

•	PNM – Formula Transmission Rate Case

•	PNM – Firm-Requirements Wholesale Customers – Navopache Electric Cooperative, Inc.

•	TNMP – Advanced Meter System Deployment

•	TNMP – Transmission Cost of Service Rates

•	TNMP – Energy Efficiency

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

ITEM 5. OTHER INFORMATION

Information regarding including the termination of the Reclamation Bond Agreement in Form 10-Q in lieu of filing Form 8-K

Termination of the Reclamation Bond Agreement

In connection with certain mining permits relating to the operation of the San Juan mine, SJCC was required to post reclamation bonds of $161.6 million with the NMMMD. In April 2016, NMMMD reduced SJCC’s bonding requirements to $118.7 million. In order to facilitate the posting of reclamation bonds by Zurich American Insurance Company (“Zurich”) on behalf of SJCC, a Reclamation Bond Agreement was entered into by PNMR, Westmoreland, and SJCC with Zurich. In connection with the Reclamation Bond Agreement, PNMR used $40.0 million of the available capacity under the PNMR Revolving Credit Facility to support a bank letter of credit arrangement (the “Zurich Letter of Credit”) with Zurich.

On July 19, 2016, the Zurich reclamation bonds were released by NMMMD upon acceptance of $118.7 million of replacement reclamation bonds from alternate surety companies, which are supported by letters of credit aggregating $30.3 million issued from available capacity under the PNMR Revolving Credit Facility. The Reclamation Bond Agreement was terminated effective August 3, 2016 and the Zurich Letter of Credit was surrendered and canceled.

ITEM 6. EXHIBITS

3.1	PNMR	Articles of Incorporation of PNMR, as amended to date (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed November 21, 2008)

3.2	PNM	Restated Articles of Incorporation of PNM, as amended through May 31, 2002 (incorporated by reference to Exhibit 3.1.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

3.3	TNMP	Articles of Incorporation of TNMP, as amended through July 7, 2005 (incorporated by reference to Exhibit 3.1.2 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

3.4	PNMR	Bylaws of PNMR, with all amendments to and including February 26, 2015 (incorporated by reference to Exhibit 3.4 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2014)

3.5	PNM	Bylaws of PNM, with all amendments to and including May 31, 2002 (incorporated by reference to Exhibit 3.1.2 to PNM’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002)

3.6	TNMP	Bylaws of TNMP, with all amendments to and including June 18, 2013 (incorporated by reference to Exhibit 3.6 to TNMP’s Current Report on Form 8-K filed June 20, 2013)

10.1	PNMR	Termination Agreement and Release of Zurich American Insurance Company dated as of August 3, 2016 among PNMR, Westmoreland, SJCC and Zurich American Insurance Company.

12.1	PNMR	Ratio of Earnings to Fixed Charges

12.2	PNM	Ratio of Earnings to Fixed Charges

12.3	TNMP	Ratio of Earnings to Fixed Charges

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNM	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	TNMP	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	PNMR, PNM, and TNMP	XBRL Instance Document

101.SCH	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Schema Document

101.CAL	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	August 8, 2016	/s/ Joseph D. Tarry
Joseph D. Tarry
Vice President, Corporate Controller, and Chief Information Officer
(Officer duly authorized to sign this report)