Form 10-Q
period 2016-09-30
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2016-10-28
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 21, 2016, 79,653,624 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM outstanding as of October 21, 2016 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP outstanding as of October 21, 2016 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
ABCWUA	Albuquerque Bernalillo County Water Utility Authority
Afton	Afton Generating Station
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AMI	Advanced Metering Infrastructure
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ASU	Accounting Standards Update
BACT	Best Available Control Technology
BART	Best Available Retrofit Technology
BDT	Balanced Draft Technology
BHP	BHP Billiton, Ltd
Board	Board of Directors of PNMR
BTMU	The Bank of Tokyo-Mitsubishi UFJ, Ltd.
BTMU Term Loan Agreement	NM Capital’s $125.0 Million Unsecured Term Loan
BTU	British Thermal Unit
CAA	Clean Air Act
CCB	Coal Combustion Byproducts
CCN	Certificate of Convenience and Necessity
CO2	Carbon Dioxide
CSA	Coal Supply Agreement
CTC	Competition Transition Charge
DC Circuit	United States Court of Appeals for the District of Columbia Circuit
Delta	Delta-Person Generating Station, now known as Rio Bravo
DOE	United States Department of Energy
DOI	United States Department of Interior
EGU	Electric Generating Unit
EIP	Eastern Interconnection Project
EIS	Environmental Impact Study
EPA	United States Environmental Protection Agency
ESA	Endangered Species Act
Exchange Act	Securities Exchange Act of 1934
Farmington	The City of Farmington, New Mexico
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
Four Corners	Four Corners Power Plant
FPPAC	Fuel and Purchased Power Adjustment Clause
FTY	Future Test Year
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours

IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ISFSI	Independent Spent Fuel Storage Installation
KW	Kilowatt
KWh	Kilowatt Hour
La Luz	La Luz Generating Station
LIBOR	London Interbank Offered Rate
Lightning Dock Geothermal	Lightning Dock geothermal power facility, also known as the Dale Burgett Geothermal Plant
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBTU	Million BTUs
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, Navajo Nation Safe Drinking Water Act, and Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
NEC	Navopache Electric Cooperative, Inc.
NEE	New Energy Economy
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
New Mexico Wind	New Mexico Wind Energy Center
NM 2015 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on August 27, 2015
NM Capital	NM Capital Utility Corporation, an unregulated wholly-owned subsidiary of PNMR
NM Supreme Court	New Mexico Supreme Court
NMED	New Mexico Environment Department
NMIEC	New Mexico Industrial Energy Consumers Inc.
NMMMD	The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department
NMPRC	New Mexico Public Regulation Commission
NOx	Nitrogen Oxides
NOPR	Notice of Proposed Rulemaking
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
OCI	Other Comprehensive Income
OPEB	Other Post Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
PCRBs	Pollution Control Revenue Bonds
PNM	Public Service Company of New Mexico and Subsidiaries, a wholly-owned subsidiary of PNMR
PNM 2014 Term Loan Agreement	PNM’s $175.0 Million Unsecured Term Loan
PNM 2016 Term Loan Agreement	PNM’s $175.0 Million Unsecured Term Loan

PNM Multi-draw Term Loan	PNM’s $125.0 Million Unsecured Multi-draw Term Loan Facility
PNM New Mexico Credit Facility	PNM’s $50.0 Million Unsecured Revolving Credit Facility
PNM Revolving Credit Facility	PNM’s $400.0 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR 2015 Term Loan Agreement	PNMR’s $150.0 Million Three-Year Unsecured Term Loan
PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of PNMR
PNMR Revolving Credit Facility	PNMR’s $300.0 Million Unsecured Revolving Credit Facility
PNMR Term Loan Agreement	PNMR’s $150.0 Million One-Year Unsecured Term Loan
PPA	Power Purchase Agreement
PSA	Power Sales Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
RA	San Juan Project Restructuring Agreement
RCRA	Resource Conservation and Recovery Act
RCT	Reasonable Cost Threshold
REA	New Mexico’s Renewable Energy Act of 2004
REC	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
Rio Bravo	Rio Bravo Generating Station, formerly known as Delta
RMC	Risk Management Committee
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
S&P	Standard and Poor’s Ratings Services
SCR	Selective Catalytic Reduction
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
TECA	Texas Electric Choice Act
Tenth Circuit	United States Court of Appeals for the Tenth Circuit
TNMP	Texas-New Mexico Power Company and Subsidiaries, a wholly-owned subsidiary of TNP
TNMP 2015 Bond Purchase Agreement	TNMP’s $60.0 Million First Mortgage Bonds
TNMP Revolving Credit Facility	TNMP’s $75.0 Million Secured Revolving Credit Facility
TNP	TNP Enterprises, Inc. and Subsidiaries, a wholly-owned subsidiary of PNMR
Tucson	Tucson Electric Power Company

UG-CSA	Underground Coal Sales Agreement
US Supreme Court	Supreme Court of the United States
Valencia	Valencia Energy Facility
VaR	Value at Risk
VIE	Variable Interest Entity
WACC	Weighted Average Cost of Capital
WEG	WildEarth Guardians
Westmoreland	Westmoreland Coal Company
Westmoreland Loan	$125.0 Million of funding provided by NM Capital to WSJ
WSJ	Westmoreland San Juan, LLC, an indirect wholly-owned subsidiary of Westmoreland

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Electric Operating Revenues	$400,374	$417,433	$1,026,726	$1,103,187
Operating Expenses:
Cost of energy	108,766	124,255	282,498	353,939
Administrative and general	46,942	46,375	139,214	130,161
Energy production costs	31,460	42,168	112,026	129,627
Regulatory disallowances and restructuring costs	16,451	—	17,225	1,744
Depreciation and amortization	53,017	47,503	153,801	139,013
Transmission and distribution costs	16,056	16,768	49,965	50,123
Taxes other than income taxes	19,611	18,859	57,598	55,093
Total operating expenses	292,303	295,928	812,327	859,700
Operating income	108,071	121,505	214,399	243,487
Other Income and Deductions:
Interest income	4,604	1,151	18,420	4,842
Gains on available-for-sale securities	4,531	2,536	15,380	12,116
Other income	4,884	6,165	13,413	16,844
Other (deductions)	(3,764)	(3,222)	(10,866)	(10,591)
Net other income and deductions	10,255	6,630	36,347	23,211
Interest Charges	32,467	27,528	97,179	86,714
Earnings before Income Taxes	85,859	100,607	153,567	179,984
Income Taxes	27,303	35,752	50,094	61,621
Net Earnings	58,556	64,855	103,473	118,363
(Earnings) Attributable to Valencia Non-controlling Interest	(4,006)	(3,678)	(11,037)	(10,909)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(396)	(396)
Net Earnings Attributable to PNMR	$54,418	$61,045	$92,040	$107,058
Net Earnings Attributable to PNMR per Common Share:
Basic	$0.68	$0.77	$1.15	$1.34
Diluted	$0.68	$0.76	$1.15	$1.34
Dividends Declared per Common Share	$0.22	$0.20	$0.66	$0.60

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net Earnings	$58,556	$64,855	$103,473	$118,363
Other Comprehensive Income (Loss):
Unrealized Gains on Available-for-Sale Securities:
Unrealized holding gains (losses) arising during the period, net of income tax (expense) benefit of $(1,877), $1,200, $(1,216) and $(1,213)	2,933	(1,862)	1,899	1,882
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $1,985, $3,925, $3,955 and $8,838	(3,101)	(6,090)	(6,180)	(13,714)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(537), $(583), $(1,611) and $(1,749)	839	905	2,517	2,715
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $(172), $276, $509 and $276	269	(428)	(796)	(428)
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $(79), $0, $(224) and $0	123	—	349	—
Total Other Comprehensive Income (Loss)	1,063	(7,475)	(2,211)	(9,545)
Comprehensive Income	59,619	57,380	101,262	108,818
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(4,006)	(3,678)	(11,037)	(10,909)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(396)	(396)
Comprehensive Income Attributable to PNMR	$55,481	$53,570	$89,829	$97,513

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$103,473	$118,363
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	178,137	165,563
Deferred income tax expense	50,302	62,511
Net unrealized (gains) losses on commodity derivatives	2,179	1,251
Realized (gains) on available-for-sale securities	(15,380)	(12,116)
Stock based compensation expense	4,401	3,748
Regulatory disallowances and restructuring costs	17,225	1,744
Other, net	(954)	(4,301)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(1,145)	(23,783)
Materials, supplies, and fuel stock	(4,629)	(3,629)
Other current assets	(11,819)	37,756
Other assets	1,916	12,350
Accounts payable	6,192	1,275
Accrued interest and taxes	20,816	28,233
Other current liabilities	(19,431)	(12,731)
Other liabilities	(10,297)	(40,662)
Net cash flows from operating activities	320,986	335,572

Cash Flows From Investing Activities:
Additions to utility and non-utility plant	(502,530)	(411,606)
Proceeds from sales of available-for-sale securities	280,989	166,097
Purchases of available-for-sale securities	(284,706)	(166,268)
Return of principal on PVNGS lessor notes	8,547	21,694
Investment in Westmoreland Loan	(122,250)	—
Principal repayments on Westmoreland Loan	15,000	—
Other, net	179	2,891
Net cash flows from investing activities	(604,771)	(387,192)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings, net	105,300	(3,000)
Long-term borrowings	503,500	463,605
Repayment of long-term debt	(288,157)	(333,066)
Proceeds from stock option exercise	6,668	7,394
Awards of common stock	(14,920)	(18,955)
Dividends paid	(52,967)	(48,188)
Valencia’s transactions with its owner	(12,327)	(12,107)
Other, net	(1,682)	(5,402)
Net cash flows from financing activities	245,415	50,281

Change in Cash and Cash Equivalents	(38,370)	(1,339)
Cash and Cash Equivalents at Beginning of Period	46,051	28,274
Cash and Cash Equivalents at End of Period	$7,681	$26,935

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$75,537	$63,046
Income taxes paid (refunded), net	$850	$(1,636)

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$30,208	$(8,748)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$7,681	$46,051
Accounts receivable, net of allowance for uncollectible accounts of $1,264 and $1,397	92,060	98,699
Unbilled revenues	57,705	52,012
Other receivables	17,715	28,590
Current portion of Westmoreland Loan	43,553	—
Materials, supplies, and fuel stock	72,015	67,386
Regulatory assets	7,558	1,070
Commodity derivative instruments	3,949	3,813
Income taxes receivable	6,904	5,845
Other current assets	89,746	82,104
Total current assets	398,886	385,570
Other Property and Investments:
Long-term portion of Westmoreland Loan	66,230	—
Available-for-sale securities	271,035	259,042
Other investments	428	604
Non-utility property	3,404	3,404
Total other property and investments	341,097	263,050
Utility Plant:
Plant in service, held for future use, and to be abandoned	6,842,017	6,307,261
Less accumulated depreciation and amortization	2,312,560	2,058,772
	4,529,457	4,248,489
Construction work in progress	227,355	204,766
Nuclear fuel, net of accumulated amortization of $50,623 and $44,455	87,083	82,117
Net utility plant	4,843,895	4,535,372
Deferred Charges and Other Assets:
Regulatory assets	463,016	470,664
Goodwill	278,297	278,297
Commodity derivative instruments	747	2,622
Other deferred charges	77,732	73,753
Total deferred charges and other assets	819,792	825,336
	$6,403,670	$6,009,328

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$355,900	$250,600
Current installments of long-term debt	101,335	124,979
Accounts payable	76,403	100,419
Customer deposits	11,693	12,216
Accrued interest and taxes	80,180	58,306
Regulatory liabilities	6,403	15,591
Commodity derivative instruments	2,423	1,859
Dividends declared	17,656	17,656
Other current liabilities	49,833	59,494
Total current liabilities	701,826	641,120
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	2,207,005	1,966,969
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	935,796	877,393
Regulatory liabilities	468,979	467,413
Asset retirement obligations	119,032	111,895
Accrued pension liability and postretirement benefit cost	63,437	73,097
Commodity derivative instruments	58	—
Other deferred credits	137,686	133,692
Total deferred credits and other liabilities	1,724,988	1,663,490
Total liabilities	4,633,819	4,271,579
Commitments and Contingencies (See Note 11)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders’ equity:
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 79,653,624 shares)	1,162,599	1,166,465
Accumulated other comprehensive income (loss), net of income taxes	(73,643)	(71,432)
Retained earnings	599,249	559,780
Total PNMR common stockholders’ equity	1,688,205	1,654,813
Non-controlling interest in Valencia	70,117	71,407
Total equity	1,758,322	1,726,220
	$6,403,670	$6,009,328

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNMR				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total PNMR Common Stockholders’ Equity		Total Equity
	(In thousands)
Balance at December 31, 2015	$1,166,465	$(71,432)	$559,780	$1,654,813	$71,407	$1,726,220
Net earnings before subsidiary preferred stock dividends	—	—	92,436	92,436	11,037	103,473
Total other comprehensive income (loss)	—	(2,211)	—	(2,211)	—	(2,211)
Subsidiary preferred stock dividends	—	—	(396)	(396)	—	(396)
Dividends declared on common stock	—	—	(52,571)	(52,571)	—	(52,571)
Proceeds from stock option exercise	6,668	—	—	6,668	—	6,668
Awards of common stock	(14,920)	—	—	(14,920)	—	(14,920)
Excess tax (shortfall) from stock-based payment arrangements	(15)	—	—	(15)	—	(15)
Stock based compensation expense	4,401	—	—	4,401	—	4,401
Valencia’s transactions with its owner	—	—	—	—	(12,327)	(12,327)
Balance at September 30, 2016	$1,162,599	$(73,643)	$599,249	$1,688,205	$70,117	$1,758,322

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Electric Operating Revenues	$311,276	$333,437	$780,228	$870,826
Operating Expenses:
Cost of energy	88,565	105,708	222,376	299,302
Administrative and general	41,370	41,927	122,553	118,450
Energy production costs	31,460	42,168	112,026	129,627
Regulatory disallowances and restructuring costs	16,451	—	17,225	1,744
Depreciation and amortization	33,312	29,042	97,778	86,446
Transmission and distribution costs	9,311	10,478	29,868	31,519
Taxes other than income taxes	10,750	10,404	33,289	31,194
Total operating expenses	231,219	239,727	635,115	698,282
Operating income	80,057	93,710	145,113	172,544
Other Income and Deductions:
Interest income	1,509	1,152	8,549	4,869
Gains on available-for-sale securities	4,531	2,536	15,380	12,116
Other income	3,239	5,369	9,578	13,661
Other (deductions)	(2,790)	(2,616)	(7,653)	(7,230)
Net other income and deductions	6,489	6,441	25,854	23,416
Interest Charges	22,213	19,837	66,494	59,477
Earnings before Income Taxes	64,333	80,314	104,473	136,483
Income Taxes	19,343	27,258	32,131	44,560
Net Earnings	44,990	53,056	72,342	91,923
(Earnings) Attributable to Valencia Non-controlling Interest	(4,006)	(3,678)	(11,037)	(10,909)
Net Earnings Attributable to PNM	40,984	49,378	61,305	81,014
Preferred Stock Dividends Requirements	(132)	(132)	(396)	(396)
Net Earnings Available for PNM Common Stock	$40,852	$49,246	$60,909	$80,618

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net Earnings	$44,990	$53,056	$72,342	$91,923
Other Comprehensive Income (Loss):
Unrealized Gains on Available-for-Sale Securities:
Unrealized holding gains (losses) arising during the period, net of income tax (expense) benefit of $(1,877), $1,200, $(1,216) and $(1,213)	2,933	(1,862)	1,899	1,882
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $1,985, $3,925, $3,955 and $8,838	(3,101)	(6,090)	(6,180)	(13,714)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(537), $(583), $(1,611) and $(1,749)	839	905	2,517	2,715
Total Other Comprehensive Income (Loss)	671	(7,047)	(1,764)	(9,117)
Comprehensive Income	45,661	46,009	70,578	82,806
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(4,006)	(3,678)	(11,037)	(10,909)
Comprehensive Income Attributable to PNM	$41,655	$42,331	$59,541	$71,897

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$72,342	$91,923
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	122,344	111,371
Deferred income tax expense	33,175	46,268
Net unrealized (gains) losses on commodity derivatives	2,179	1,251
Realized (gains) on available-for-sale securities	(15,380)	(12,116)
Regulatory disallowances and restructuring costs	17,225	1,744
Other, net	(563)	(5,288)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	8,283	(16,220)
Materials, supplies, and fuel stock	(7,731)	(3,328)
Other current assets	(4,005)	36,707
Other assets	10,117	12,126
Accounts payable	6,819	(794)
Accrued interest and taxes	16,146	22,856
Other current liabilities	(18,908)	(12,099)
Other liabilities	(13,401)	(34,224)
Net cash flows from operating activities	228,642	240,177

Cash Flows From Investing Activities:
Utility plant additions	(377,637)	(301,410)
Proceeds from sales of available-for-sale securities	280,989	166,097
Purchases of available-for-sale securities	(284,706)	(166,268)
Return of principal on PVNGS lessor notes	8,547	21,694
Other, net	171	3,051
Net cash flows from investing activities	(372,636)	(276,836)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings, net	42,400	—
Long-term borrowings	321,000	313,605
Repayment of long-term debt	(271,000)	(214,300)
Equity contribution from parent	28,142	—
Dividends paid	(4,538)	(46,548)
Valencia’s transactions with its owner	(12,327)	(12,107)
Other, net	(928)	(4,934)
Net cash flows from financing activities	102,749	35,716

Change in Cash and Cash Equivalents	(41,245)	(943)
Cash and Cash Equivalents at Beginning of Period	43,138	25,480
Cash and Cash Equivalents at End of Period	$1,893	$24,537

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$53,791	$42,680
Income taxes paid (refunded), net	$—	$(1,450)

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$20,200	$(9,933)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,893	$43,138
Accounts receivable, net of allowance for uncollectible accounts of $1,264 and $1,397	63,109	78,291
Unbilled revenues	47,450	42,641
Other receivables	15,676	24,725
Affiliate receivables	8,956	15,105
Materials, supplies, and fuel stock	68,208	60,477
Regulatory assets	4,364	—
Commodity derivative instruments	3,949	3,813
Income taxes receivable	15,621	14,577
Other current assets	81,419	74,990
Total current assets	310,645	357,757
Other Property and Investments:
Available-for-sale securities	271,035	259,042
Other investments	197	366
Non-utility property	96	96
Total other property and investments	271,328	259,504
Utility Plant:
Plant in service, held for future use, and to be abandoned	5,303,910	4,833,303
Less accumulated depreciation and amortization	1,785,507	1,569,549
	3,518,403	3,263,754
Construction work in progress	152,940	172,238
Nuclear fuel, net of accumulated amortization of $50,623 and $44,455	87,083	82,117
Net utility plant	3,758,426	3,518,109
Deferred Charges and Other Assets:
Regulatory assets	335,025	342,910
Goodwill	51,632	51,632
Commodity derivative instruments	747	2,622
Other deferred charges	71,209	66,810
Total deferred charges and other assets	458,613	463,974
	$4,799,012	$4,599,344

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$42,400	$—
Current installments of long-term debt	56,862	124,979
Accounts payable	59,003	72,386
Affiliate payables	15,082	14,318
Customer deposits	11,693	12,216
Accrued interest and taxes	50,379	33,189
Regulatory liabilities	6,403	15,591
Commodity derivative instruments	2,423	1,859
Dividends declared	132	132
Other current liabilities	31,606	42,251
Total current liabilities	275,983	316,921
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,574,725	1,455,698
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	737,780	696,384
Regulatory liabilities	434,755	434,863
Asset retirement obligations	118,133	111,049
Accrued pension liability and postretirement benefit cost	57,057	66,285
Commodity derivative instruments	58	—
Other deferred credits	117,797	117,275
Total deferred credits and liabilities	1,465,580	1,425,856
Total liabilities	3,316,288	3,198,475
Commitments and Contingencies (See Note 11)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,264,918	1,236,776
Accumulated other comprehensive income (loss), net of income taxes	(73,240)	(71,476)
Retained earnings	209,400	152,633
Total PNM common stockholder’s equity	1,401,078	1,317,933
Non-controlling interest in Valencia	70,117	71,407
Total equity	1,471,195	1,389,340
	$4,799,012	$4,599,344

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at December 31, 2015	$1,236,776	$(71,476)	$152,633	$1,317,933	$71,407	$1,389,340
Net earnings	—	—	61,305	61,305	11,037	72,342
Total other comprehensive income (loss)	—	(1,764)	—	(1,764)	—	(1,764)
Dividends declared on preferred stock	—	—	(396)	(396)	—	(396)
Equity contribution from parent	28,142	—	—	28,142	—	28,142
Dividends declared on common stock	—	—	(4,142)	(4,142)	—	(4,142)
Valencia’s transactions with its owner	—	—	—	—	(12,327)	(12,327)
Balance at September 30, 2016	$1,264,918	$(73,240)	$209,400	$1,401,078	$70,117	$1,471,195

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Electric Operating Revenues	$89,098	$83,996	$246,498	$232,361
Operating Expenses:
Cost of energy	20,201	18,547	60,122	54,637
Administrative and general	9,588	9,071	29,382	26,946
Depreciation and amortization	16,354	15,016	45,760	42,065
Transmission and distribution costs	6,745	6,290	20,097	18,604
Taxes other than income taxes	7,851	7,405	20,849	19,782
Total operating expenses	60,739	56,329	176,210	162,034
Operating income	28,359	27,667	70,288	70,327
Other Income and Deductions:
Other income	1,376	774	2,999	3,106
Other (deductions)	(521)	(102)	(860)	(349)
Net other income and deductions	855	672	2,139	2,757
Interest Charges	7,308	6,855	22,150	20,636
Earnings before Income Taxes	21,906	21,484	50,277	52,448
Income Taxes	8,053	7,795	18,460	19,200
Net Earnings	$13,853	$13,689	$31,817	$33,248

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$31,817	$33,248
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	47,055	43,272
Deferred income tax expense	(739)	3,575
Other, net	(391)	(125)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(9,428)	(7,563)
Materials and supplies	3,102	(301)
Other current assets	(3,570)	2,712
Other assets	(8,415)	(272)
Accounts payable	(6,758)	(210)
Accrued interest and taxes	22,896	19,757
Other current liabilities	(363)	1,033
Other liabilities	399	(5,870)
Net cash flows from operating activities	75,605	89,256
Cash Flows From Investing Activities:
Utility plant additions	(93,048)	(90,497)
Net cash flows from investing activities	(93,048)	(90,497)
Cash Flow From Financing Activities:
Revolving credit facilities borrowings (repayments), net	(59,000)	(5,000)
Short-term borrowings (repayments) – affiliate, net	(11,800)	25,800
Long-term borrowings	60,000	—
Equity contribution from parent	50,000	—
Dividends paid	(17,965)	(19,559)
Other, net	(775)	—
Net cash flows from financing activities	20,460	1,241

Change in Cash and Cash Equivalents	3,017	—
Cash and Cash Equivalents at Beginning of Period	1	1
Cash and Cash Equivalents at End of Period	$3,018	$1

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$15,642	$13,308
Income taxes paid (refunded), net	$850	$545

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$(10)	$(216)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$3,018	$1
Accounts receivable	28,951	20,408
Unbilled revenues	10,255	9,371
Other receivables	1,129	811
Materials and supplies	3,807	6,909
Regulatory assets	3,194	1,070
Other current assets	2,167	1,053
Total current assets	52,521	39,623
Other Property and Investments:
Other investments	231	238
Non-utility property	2,240	2,240
Total other property and investments	2,471	2,478
Utility Plant:
Plant in service and plant held for future use	1,342,081	1,285,727
Less accumulated depreciation and amortization	435,245	406,516
	906,836	879,211
Construction work in progress	45,580	16,561
Net utility plant	952,416	895,772
Deferred Charges and Other Assets:
Regulatory assets	127,991	127,754
Goodwill	226,665	226,665
Other deferred charges	4,776	4,847
Total deferred charges and other assets	359,432	359,266
	$1,366,840	$1,297,139

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$—	$59,000
Short-term debt – affiliate	—	11,800
Accounts payable	9,258	16,006
Affiliate payables	2,346	3,681
Accrued interest and taxes	55,788	32,891
Other current liabilities	3,012	2,044
Total current liabilities	70,404	125,422
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	420,802	361,411
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	232,218	232,791
Regulatory liabilities	34,224	32,550
Asset retirement obligations	739	695
Accrued pension liability and postretirement benefit cost	6,380	6,812
Other deferred credits	4,841	4,078
Total deferred credits and other liabilities	278,402	276,926
Total liabilities	769,608	763,759
Commitments and Contingencies (See Note 11)
Common Stockholder’s Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	454,166	404,166
Retained earnings	143,002	129,150
Total common stockholder’s equity	597,232	533,380
	$1,366,840	$1,297,139

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at December 31, 2015	$64	$404,166	$129,150	$533,380
Net earnings	—	—	31,817	31,817
Equity contribution from parent	—	50,000	—	50,000
Dividends declared on common stock	—	—	(17,965)	(17,965)
Balance at September 30, 2016	$64	$454,166	$143,002	$597,232

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at September 30, 2016 and December 31, 2015, the consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

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

Dividends on Common Stock

Dividends on PNMR’s common stock are declared by its Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. This has historically resulted in dividends considered to be attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year. The Board declared dividends on common stock considered to be for the second quarter of $0.22 per share in July 2016 and $0.20 in July

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2015, which are reflected as being in the second quarter within “Dividends Declared per Common Share” on the PNMR Condensed Consolidated Statements of Earnings. The Board declared dividends on common stock considered to be for the third quarter of $0.22 per share in September 2016 and $0.20 per share in September 2015, which are reflected as being in the third quarter within “Dividends Declared per Common Share” on the PNMR Condensed Consolidated Statements of Earnings.

In the nine months ended September 30, 2016, PNMR made equity contributions of $28.1 million to PNM and $50.0 million to TNMP. PNM declared and paid cash dividends on common stock to PNMR of $4.1 million and $46.2 million in the nine months ended September 30, 2016 and 2015. TNMP declared and paid cash dividends on common stock to PNMR of $18.0 million and $19.6 million in the nine months ended September 30, 2016 and 2015.

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

Accounting Standards Update 2014-15 – Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued ASU No. 2014-15, which requires management to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern in connection with the preparation of financial statements for each annual and interim reporting period. Disclosure requirements associated with management’s evaluation are also outlined in the new guidance. The new standard is effective for the Company for reporting periods ending after December 15, 2016, with early adoption permitted. The Company anticipates adopting this standard as of December 31, 2016. The Company is analyzing the impacts of this new standard, but does not anticipate it will have a significant impact on the Company’s financial statements.

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
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounting Standards Update 2016-02 – Leases (Topic 842)

In February 2016, the FASB issued ASU No. 2016-02, which will change how lessees account for leases. The ASU will require that a liability be recorded on the balance sheet for all leases based on the present value of future lease obligations. A corresponding right-of-use asset will also be recorded. Amortization of the lease obligation and the right-of-use asset for certain leases, primarily those classified as operating leases, will be on a straight-line basis, which is not expected to have a significant impact on the statements of earnings or cash flows, whereas other leases will be required to be accounted for as financing arrangements similar to the accounting treatment for capital leases under current GAAP. Also, the new standard will revise certain disclosure requirements. The new standard will be effective for the Company beginning on January 1, 2019. Early adoption of the standard is permitted. At adoption of the ASU, leases will be recognized and measured as of the earliest period presented using a modified retrospective approach. The Company is in the process of analyzing the impacts of this new standard.

Accounting Standards Update 2016-09 – Compensation – Stock Compensation (Topic 718)

In March 2016, the FASB issued ASU No. 2016-09. The ASU simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Currently, tax benefits resulting from deductions in excess of compensation cost on vested restricted stock and performance awards and on exercised stock options (“excess tax benefits”) are recorded to equity provided these benefits reduce taxes payable. Tax deficiencies resulting from deductions related to awards, which are below realized compensation cost upon vesting and on canceled stock options are recorded to equity. The Company has not recorded excess tax benefits to equity since 2009 because it is in a net operating loss position for income tax purposes. Upon implementation of the new standard, the Company will record a cumulative effect adjustment to recognize excess tax benefits that have not been recorded due to the Company’s net operating loss. Subsequent to implementation, all excess tax benefits and deficiencies will be recorded to tax expense on the Condensed Consolidated Income Statements and classified as cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows. The Company continues its process of analyzing the impacts of this new standard, but does not believe there will be any retrospective impacts to its financial statements. The Company anticipates adopting the new standard upon its required effective date of January 1, 2017.

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

Accounting Standards Update 2016-15 – Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU No. 2016-15.  The ASU eliminates diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for the Company beginning on January 1, 2018.  Early adoption is permitted including adoption in an interim period.   The Company is in the process of analyzing the impacts of this new standard, but does not anticipate it will have a significant impact on the Company’s financial statements.

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

In accordance with GAAP, dual presentation of basic and diluted earnings per share is presented in the Condensed Consolidated Statements of Earnings of PNMR. Information regarding the computation of earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Net Earnings Attributable to PNMR	$54,418	$61,045	$92,040	$107,058
Average Number of Common Shares:
Outstanding during period	79,654	79,654	79,654	79,654
Vested awards of restricted stock	96	100	99	103
Average Shares – Basic	79,750	79,754	79,753	79,757
Dilutive Effect of Common Stock Equivalents:
Stock options and restricted stock	367	362	377	377
Average Shares – Diluted	80,117	80,116	80,130	80,134
Net Earnings Per Share of Common Stock:
Basic	$0.68	$0.77	$1.15	$1.34
Diluted	$0.68	$0.76	$1.15	$1.34

(3)	Segment Information

The following segment presentation is based on the methodology that management uses for making operating decisions and assessing performance of its various business activities. A reconciliation of the segment presentation to the GAAP financial statements is provided.

PNM
PNM includes the retail electric utility operations of PNM that are subject to traditional rate regulation by the NMPRC. PNM provides integrated electricity services that include the generation, transmission, and distribution of electricity for retail electric customers in New Mexico. PNM also provides generation service to firm-requirements wholesale customers and sells electricity into the wholesale market, as well as providing transmission services to third parties. The sale of electricity into the wholesale market includes the optimization of PNM’s jurisdictional capacity, as well as the capacity from PVNGS Unit 3, which currently is not included in retail rates (Note 11). FERC has jurisdiction over wholesale power and transmission rates.

TNMP
TNMP is an electric utility providing regulated transmission and distribution services in Texas under the TECA. TNMP’s operations are subject to traditional rate regulation by the PUCT.

Corporate and Other

The Corporate and Other segment includes PNMR holding company activities, primarily related to corporate level debt and investments, as well as PNMR Services Company. The activities of PNMR Development and NM Capital are also included in Corporate and Other.

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

PNMR SEGMENT INFORMATION

	PNM	TNMP	Corporate and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2016
Electric operating revenues	$311,276	$89,098	$—	$400,374
Cost of energy	88,565	20,201	—	108,766
Utility margin	222,711	68,897	—	291,608
Other operating expenses	109,342	24,184	(3,006)	130,520
Depreciation and amortization	33,312	16,354	3,351	53,017
Operating income (loss)	80,057	28,359	(345)	108,071
Interest income	1,509	—	3,095	4,604
Other income (deductions)	4,980	855	(184)	5,651
Interest charges	(22,213)	(7,308)	(2,946)	(32,467)
Segment earnings (loss) before income taxes	64,333	21,906	(380)	85,859
Income taxes (benefit)	19,343	8,053	(93)	27,303
Segment earnings (loss)	44,990	13,853	(287)	58,556
Valencia non-controlling interest	(4,006)	—	—	(4,006)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$40,852	$13,853	$(287)	$54,418

Nine Months Ended September 30, 2016
Electric operating revenues	$780,228	$246,498	$—	$1,026,726
Cost of energy	222,376	60,122	—	282,498
Utility margin	557,852	186,376	—	744,228
Other operating expenses	314,961	70,328	(9,261)	376,028
Depreciation and amortization	97,778	45,760	10,263	153,801
Operating income (loss)	145,113	70,288	(1,002)	214,399
Interest income	8,549	—	9,871	18,420
Other income (deductions)	17,305	2,139	(1,517)	17,927
Interest charges	(66,494)	(22,150)	(8,535)	(97,179)
Segment earnings (loss) before income taxes	104,473	50,277	(1,183)	153,567
Income taxes (benefit)	32,131	18,460	(497)	50,094
Segment earnings (loss)	72,342	31,817	(686)	103,473
Valencia non-controlling interest	(11,037)	—	—	(11,037)
Subsidiary preferred stock dividends	(396)	—	—	(396)
Segment earnings (loss) attributable to PNMR	$60,909	$31,817	$(686)	$92,040

At September 30, 2016:
Total Assets	$4,799,012	$1,366,840	$237,818	$6,403,670
Goodwill	$51,632	$226,665	$—	$278,297

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	Corporate and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2015
Electric operating revenues	$333,437	$83,996	$—	$417,433
Cost of energy	105,708	18,547	—	124,255
Utility margin	227,729	65,449	—	293,178
Other operating expenses	104,977	22,766	(3,573)	124,170
Depreciation and amortization	29,042	15,016	3,445	47,503
Operating income	93,710	27,667	128	121,505
Interest income	1,152	—	(1)	1,151
Other income (deductions)	5,289	672	(482)	5,479
Interest charges	(19,837)	(6,855)	(836)	(27,528)
Segment earnings (loss) before income taxes	80,314	21,484	(1,191)	100,607
Income taxes (benefit)	27,258	7,795	699	35,752
Segment earnings (loss)	53,056	13,689	(1,890)	64,855
Valencia non-controlling interest	(3,678)	—	—	(3,678)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$49,246	$13,689	$(1,890)	$61,045

Nine Months Ended September 30, 2015
Electric operating revenues	$870,826	$232,361	$—	$1,103,187
Cost of energy	299,302	54,637	—	353,939
Utility margin	571,524	177,724	—	749,248
Other operating expenses	312,534	65,332	(11,118)	366,748
Depreciation and amortization	86,446	42,065	10,502	139,013
Operating income	172,544	70,327	616	243,487
Interest income	4,869	—	(27)	4,842
Other income (deductions)	18,547	2,757	(2,935)	18,369
Interest charges	(59,477)	(20,636)	(6,601)	(86,714)
Segment earnings (loss) before income taxes	136,483	52,448	(8,947)	179,984
Income taxes (benefit)	44,560	19,200	(2,139)	61,621
Segment earnings (loss)	91,923	33,248	(6,808)	118,363
Valencia non-controlling interest	(10,909)	—	—	(10,909)
Subsidiary preferred stock dividends	(396)	—	—	(396)
Segment earnings (loss) attributable to PNMR	$80,618	$33,248	$(6,808)	$107,058

At September 30, 2015:
Total Assets	$4,615,442	$1,282,766	$114,374	$6,012,582
Goodwill	$51,632	$226,665	$—	$278,297

At December 31, 2015, the Company adopted ASU 2015-03 – Interest – Imputation of Interest (Subtopic 835-30) and ASU 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes, which require that debt issuance costs be reflected as a direct reduction of the related debt liability, except for arrangements such as the Company’s revolving credit facilities, and eliminated the requirement to classify deferred tax assets and liabilities as non-current or current. The Company applied the updates retrospectively to make all periods comparable. As a result, amounts previously reported as total assets at September 30, 2015 above have been reduced to reflect the reclassifications aggregating $40.3 million for PNMR, $22.1 million for PNM, and $10.4 million for TNMP.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)	Accumulated Other Comprehensive Income (Loss)

Information regarding accumulated other comprehensive income (loss) for the nine months ended September 30, 2016 and 2015 is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			PNMR
	Unrealized			Fair Value
	Gains on			Adjustment
	Available-for-	Pension		for Cash
	Sale	Liability		Flow
	Securities	Adjustment	Total	Hedges	Total
	(In thousands)
Balance at December 31, 2015	$17,346	$(88,822)	$(71,476)	$44	$(71,432)
Amounts reclassified from AOCI (pre-tax)	(10,135)	4,128	(6,007)	573	(5,434)
Income tax impact of amounts reclassified	3,955	(1,611)	2,344	(224)	2,120
Other OCI changes (pre-tax)	3,115	—	3,115	(1,305)	1,810
Income tax impact of other OCI changes	(1,216)	—	(1,216)	509	(707)
Net change after income taxes	(4,281)	2,517	(1,764)	(447)	(2,211)
Balance at September 30, 2016	$13,065	$(86,305)	$(73,240)	$(403)	$(73,643)

Balance at December 31, 2014	$28,008	$(89,763)	$(61,755)	$—	$(61,755)
Amounts reclassified from AOCI (pre-tax)	(22,552)	4,464	(18,088)	—	(18,088)
Income tax impact of amounts reclassified	8,838	(1,749)	7,089	—	7,089
Other OCI changes (pre-tax)	3,095	—	3,095	(704)	2,391
Income tax impact of other OCI changes	(1,213)	—	(1,213)	276	(937)
Net change after income taxes	(11,832)	2,715	(9,117)	(428)	(9,545)
Balance at September 30, 2015	$16,176	$(87,048)	$(70,872)	$(428)	$(71,300)

Pre-tax amounts reclassified from AOCI related to “Unrealized Gains on Available-for-Sale Securities” are included in “Gains on available-for-sale securities” in the Condensed Consolidated Statements of Earnings. Pre-tax amounts reclassified from AOCI related to “Pension Liability Adjustment” are reclassified to “Operating Expenses – Administrative and general” in the Condensed Consolidated Statements of Earnings. For the nine months ended September 30, 2016 and 2015, 24.3% and 22.4% of the pension amounts reclassified were capitalized into construction work in process and 2.5% and 2.5% were capitalized into other accounts. Pre-tax amounts reclassified from AOCI related to “Fair Value Adjustment for Cash Flow Hedges” are reclassified to “Interest Charges” in the Condensed Consolidated Statements of Earnings. An insignificant amount was capitalized as AFUDC and capitalized interest. The income tax impacts of all amounts reclassified from AOCI are included in “Income Taxes” in the Condensed Consolidated Statements of Earnings.

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

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 158 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third-party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operations and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the three and nine months ended September 30, 2016, PNM paid $4.9 million and $14.5 million for fixed charges and $0.5 million and $1.1 million for variable charges. For the three and nine months ended September 30, 2015, PNM paid $4.9 million and $14.5 million for fixed charges and $0.3 million and $0.9 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy obligations of Valencia and creditors of Valencia do not have any recourse against PNM’s assets. PNM has concluded that the third party entity that owns Valencia is a VIE and that PNM is the primary beneficiary of the entity under GAAP since PNM has the power to direct the activities that most significantly impact the economic performance of Valencia and will absorb the majority of the variability in the cash flows of the plant. As the primary beneficiary, PNM consolidates Valencia in its financial statements. The assets and liabilities of Valencia set forth below are immaterial to PNM and, therefore, not shown separately on the Condensed Consolidated Balance Sheets. The owner’s equity and net income of Valencia are considered attributable to non-controlling interest.

Summarized financial information for Valencia is as follows:

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Operating revenues	$5,356	$5,182	$15,541	$15,337
Operating expenses	(1,350)	(1,504)	(4,504)	(4,428)
Earnings attributable to non-controlling interest	$4,006	$3,678	$11,037	$10,909

Financial Position

	September 30,	December 31,
	2016	2015
	(In thousands)
Current assets	$3,506	$2,588
Net property, plant, and equipment	67,656	69,784
Total assets	71,162	72,372
Current liabilities	1,045	965
Owners’ equity – non-controlling interest	$70,117	$71,407

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

PVNGS Leases

PNM leases interests in Units 1 and 2 of PVNGS under arrangements, which initially were scheduled to expire on January 15, 2015 for the four Unit 1 leases and January 15, 2016 for the four Unit 2 leases. At January 15, 2015, the four Unit 1 leases were extended. At January 15, 2016, one of the Unit 2 leases was extended and PNM exercised its fair market value options to purchase the assets underlying the other three Unit 2 leases. See Note 7 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K and Note 6 for additional information regarding the leases, including PNM’s actions regarding the renewal and purchase options. See Note 12 for information concerning the NMPRC’s treatment of the purchased assets and extended leases in PNM’s NM 2015 Rate Case.

Each of the lease agreements is with a different trust whose beneficial owner is an institutional investor. PNM is not the legal or tax owner of the leased assets. The beneficial owners of the trusts possess all of the voting control and pecuniary interest in the trusts. PNM is only obligated to make payments to the trusts for the scheduled semi-annual lease payments and other than as discussed in Note 6, PNM has no other financial obligations or commitments to the trusts or the beneficial owners although PNM is responsible for all decommissioning obligations related to its entire interest in PVNGS both during and after termination of the leases. Creditors of the trusts have no recourse to PNM’s assets other than with respect to the contractual lease payments. PNM has no additional rights to the assets of the trusts other than the use of the leased assets. PNM has no assets or liabilities recorded on its Condensed Consolidated Balance Sheets related to the trusts other than accrued lease payments of $3.8 million at September 30, 2016 and $18.4 million at December 31, 2015, which are included in other current liabilities on the Condensed Consolidated Balance Sheets.

Prior to their exercise or expiration, PNM’s fixed rate renewal options were considered to be variable interests in the trusts and resulted in the trusts being considered VIEs under GAAP. PNM evaluated the PVNGS lease arrangements, including actions taken with respect to the renewal and purchase options, and concluded that it did not have the power to direct the activities that most significantly impacted the economic performance of the trusts and, therefore, was not the primary beneficiary of the trusts under GAAP. Upon execution of documents establishing terms of the asset purchases or lease extensions, PNM’s variable interest in the trusts ceased to exist.

Westmoreland San Juan LLC (“WSJ”) and SJCC

As discussed in the subheading Coal Supply in Note 11, PNM purchases coal for SJGS from SJCC under a coal supply agreement (“CSA”). That section includes information on the purchase of SJCC by WSJ on January 31, 2016, as well as a $125.0 million loan (the “Westmoreland Loan”) from NM Capital, a subsidiary of PNMR, to WSJ, which loan provided substantially all of the funds required for the SJCC purchase, and the issuance of a $40.0 million letter of credit support under the PNMR Revolving Credit Facility to facilitate the issuance of reclamation bonds required in order for SJCC to mine coal to be supplied to SJGS. The Westmoreland Loan and the letter of credit support result in PNMR being considered to have a variable interest in WSJ, including its subsidiary, SJCC, since PNMR and NM Capital could be subject to loss in the event WSJ were to default under the Westmoreland Lo

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

an and/or performance under the letter of credit support was required.  Principal payments under the Westmoreland Loan began on August 1, 2016 and are required quarterly thereafter. Interest is also paid quarterly beginning on May 1, 2016.

At September 30, 2016, the amount outstanding under the Westmoreland Loan was $110.0 million, after the August 1, 2016 scheduled principal payment of $15.0 million, and is reflected on the Condensed Consolidated Balance Sheet net of unamortized fees. In addition, interest receivable of $1.5 million is included in Other receivables. In August 2016, the $40.0 million letter of credit support was reduced to $30.3 million. The Westmoreland Loan requires that all cash flows of WSJ, in excess of normal operating expenses, capital additions, and operating reserves, be utilized for principal and interest payments under the loan until it is fully repaid. A principal payment of $15.0 million plus interest of $2.3 million is due on November 1, 2016. As of October 21, 2016, $17.3 million was held in a restricted bank account that is to be used solely to service the Westmoreland Loan. The Westmoreland Loan is secured by the assets of and the equity interests in SJCC. In the event of a default by WSJ, NM Capital would have the ability to take over the mining operations.  In such event, NM Capital would likely engage a third-party mining company to operate SJCC so that operations of the mine are not disrupted. Since the acquisition of SJCC by WSJ for approximately $125.0 million is a recently negotiated, arms-length transaction between Westmoreland and BHP, the amount should approximate the fair value of SJCC.  Therefore, if WSJ were to default, NM Capital should be able to acquire assets of approximately the value of the Westmoreland Loan without a significant loss. Furthermore, PNMR considers the possibility of loss under the letter of credit support to be remote since the purpose of posting the bonds is to provide assurance that SJCC performs the required reclamation of the mine site in accordance with applicable regulations and all reclamation costs are reimbursable under the CSA. Also, much of the mine reclamation activities will not be performed for many years in the future, including after the expiration of the CSA and the final maturity of the Westmoreland Loan. In addition, each of the SJGS participants has established, and funds, a trust to meet its future reclamation obligations.

Both WSJ and SJCC are considered to be VIEs.  PNMR’s analysis of these arrangements concluded that Westmoreland, as the parent of WSJ, has the ability to direct the SJCC mining operations, which is the factor that most significantly impacts the economic performance of WSJ and SJCC.  NM Capital’s rights under the Westmoreland Loan are the typical protective rights of a lender, but do not give NM Capital any oversight over mining operations unless there is a default under the loan. Other than PNM being able to ensure that coal is supplied in adequate quantities and of sufficient quality to provide the fuel necessary to operate SJGS in a normal manner, the mining operations are solely under the control of Westmoreland and its subsidiaries, including developing mining plans, hiring of personnel, and incurring operating and maintenance expenses. Neither PNMR nor PNM has any ability to direct or influence the mining operation.  Therefore, PNM’s involvement through the CSA is a protective right rather than a participating right and Westmoreland has the power to direct the activities that most significantly impact the economic performance of the SJCC.  The CSA requires SJCC to deliver coal required to fuel SJGS in exchange for payment of a set price per ton, which is escalated over time for inflation. If SJCC is able to mine more efficiently than anticipated, its economic performance will be improved.  Conversely, if SJCC cannot mine as efficiently as anticipated, its economic performance will be negatively impacted.  Accordingly, PNMR believes Westmoreland is the primary beneficiary of WSJ and, therefore, WSJ and SJCC are not consolidated by either PNMR or PNM. The amounts outstanding under the Westmoreland Loan and the letter of credit support constitute PNMR’s maximum exposure to loss from the VIEs.

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

The PVNGS leases were scheduled to expire on January 15, 2015 for the four Unit 1 leases and January 15, 2016 for the four Unit 2 leases. The four Unit 1 leases have been extended to expire on January 15, 2023 and one of the Unit 2 leases has been extended to expire on January 15, 2024. For the other three PVNGS Unit 2 leases, PNM exercised its fair market value options to purchase the assets underlying those leases on the expiration date of the original leases. On January 15, 2016, PNM paid $78.1 million to the lessor under one lease for 31.25 MW of the entitlement from PVNGS Unit 2 and $85.2 million to the lessors under the other two leases for 32.76 MW of the entitlement from PVNGS Unit 2. See Note 12 for information concerning the NMPRC’s treatment of the purchased assets and extended leases in PNM’s NM 2015 Rate Case.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM is exposed to losses under the PVNGS lease arrangements upon the occurrence of certain events that PNM does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to PVNGS or the occurrence of specified nuclear events), PNM would be required to make specified payments to the lessors, and take title to the leased interests. If such an event had occurred as of September 30, 2016, amounts due to the lessors under the circumstances described above would be up to $176.1 million, payable on January 15, 2017 in addition to the scheduled lease payments due on January 15, 2017.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, the Company accounts for its various derivative instruments for the purchase and sale of energy based on the Company’s intent. During the nine months ended September 30, 2016 and the year ended December 31, 2015, the Company was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flows hedges. The contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. The Company has no trading transactions.

Commodity Derivatives

Commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges, are summarized as follows:

	Economic Hedges
	September 30, 2016	December 31, 2015
PNMR and PNM	(In thousands)
Current assets	$3,949	$3,813
Deferred charges	747	2,622
	4,696	6,435

Current liabilities	(2,423)	(1,859)
Long-term liabilities	(58)	—
	(2,481)	(1,859)
Net	$2,215	$4,576

Included in the above table are $2.7 million of current assets and $0.6 million of deferred charges at September 30, 2016 and $3.0 million of current assets and $2.6 million of deferred charges at December 31, 2015 related to contracts for the sale of energy from PVNGS Unit 3 through 2017 at market price plus a premium. Certain of PNM’s commodity derivative instruments in the above table are subject to master netting agreements whereby assets and liabilities could be offset in the settlement process. The Company does not offset fair value, cash collateral, and accrued payable or receivable amounts recognized for derivative instruments under master netting arrangements and the above table reflects the gross amounts of assets and liabilities. The amounts that could be offset under master netting agreements were immaterial at September 30, 2016 and December 31, 2015.

At September 30, 2016 and December 31, 2015, PNMR and PNM had no amounts recognized for the legal right to reclaim cash collateral. However, at September 30, 2016 and December 31, 2015, amounts posted as cash collateral under margin arrangements were $3.0 million and $2.7 million for both PNMR and PNM. At September 30, 2016 and December 31, 2015, obligations to return cash collateral were $0.1 million and $0.1 million for both PNMR and PNM. Cash collateral amounts are included in other current assets and other current liabilities on the Condensed Consolidated Balance Sheets.

PNM has a NMPRC approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. The table above includes $0.1 million of current assets, less than $0.1 million of deferred charges, and less than $0.1 million of current liabilities at September 30, 2016 and $0.4 million of current assets and $0.2 million of current liabilities at December 31, 2015 related to this plan. The offsets to these amounts are recorded as regulatory assets and liabilities on the Condensed Consolidated Balance Sheets.

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

	Economic Hedges
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
PNMR and PNM	(In thousands)
Electric operating revenues	$1,652	$6,823	$214	$7,354
Cost of energy	(1)	(78)	(1,113)	(227)
Total gain (loss)	$1,651	$6,745	$(899)	$7,127
Commodity contract volume positions are presented in MMBTU for gas related contracts and in MWh for power related contracts. The table below presents PNMR’s and PNM’s net buy (sell) volume positions:

	Economic Hedges
	MMBTU	MWh
PNMR and PNM
September 30, 2016	200,000	(2,924,985)
December 31, 2015	577,481	(3,405,843)
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

Contingent Feature – Credit Rating Downgrade	Contractual Liability	Existing Cash Collateral	Net Exposure
	(In thousands)
PNMR and PNM
September 30, 2016	$—	$—	$—
December 31, 2015	$839	$—	$839

Sale of Power from PVNGS Unit 3

Because PNM’s 134 MW share of Unit 3 at PVNGS is not currently included in retail rates, that unit’s power is being sold in the wholesale market. PVNGS Unit 3 will be included as a jurisdictional resource to serve New Mexico retail customers beginning on January 1, 2018. As of September 30, 2016, PNM had contracted to sell 100% of PVNGS Unit 3 output through 2017, at market price plus a premium.  Through hedging arrangements that are accounted for as economic hedges, PNM has established fixed rates for substantially all of the sales through 2017, which average approximately $26 per MWh in 2016 and $29 per MWh in 2017.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Available-for-sale securities are carried at fair value. Available-for-sale securities for PNMR and PNM consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS and trusts for PNM’s share of post-term reclamation costs related to the coal mines serving SJGS and Four Corners (Note 11). At September 30, 2016 and December 31, 2015, the fair value of available-for-sale securities included $258.6 million and $249.1 million for the NDT and $12.4 million and $9.9 million for the mine reclamation trusts. The fair value and gross unrealized gains of investments in available-for-sale securities are presented in the following table.

	September 30, 2016		December 31, 2015
	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value
PNMR and PNM		(In thousands)
Cash and cash equivalents	$—	$4,831	$—	$10,700
Equity securities:
Domestic value	8,345	63,666	11,610	44,505
Domestic growth	5,619	47,996	11,163	61,078
International and other	2,868	28,304	1,569	27,961
Fixed income securities:
U.S. Government	696	37,152	178	27,880
Municipals	2,490	52,459	3,672	58,576
Corporate and other	1,698	36,627	628	28,342
	$21,716	$271,035	$28,820	$259,042

The proceeds and gross realized gains and losses on the disposition of available-for-sale securities for PNMR and PNM are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the change in realized impairment losses of $0.1 million and $1.0 million for the three and nine months ended September 30, 2016 and $(2.4) million and $(3.2) million for the three and nine months ended September 30, 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Proceeds from sales	$86,975	$71,576	$280,989	$166,097
Gross realized gains	$7,026	$8,998	$27,273	$22,463
Gross realized (losses)	$(2,565)	$(4,014)	$(12,913)	$(7,133)
Held-to-maturity securities are those investments in debt securities that the Company has the ability and intent to hold until maturity. At September 30, 2016, held-to-maturity securities consist of the Westmoreland Loan.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At September 30, 2016, the available-for-sale and held-to-maturity debt securities had the following final maturities:

	Fair Value
	Available-for-Sale	Held-to-Maturity
	PNMR and PNM	PNMR
	(In thousands)
Within 1 year	$4,349	$—
After 1 year through 5 years	36,265	119,987
After 5 years through 10 years	24,512	—
After 10 years through 15 years	10,286	—
After 15 years through 20 years	9,446	—
After 20 years	41,380	—
	$126,238	$119,987

Fair Value Disclosures
The Company determines the fair values of its derivative and other financial instruments based on the hierarchy established in GAAP, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. GAAP describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Level 3 inputs used in determining fair values for the Company consist of internal valuation models. The Company records any transfers between fair value hierarchy levels as of the end of each calendar quarter. There were no transfers between levels during the nine months ended September 30, 2016 and the year ended December 31, 2015.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Items recorded at fair value on the Condensed Consolidated Balance Sheets are presented below by level of the fair value hierarchy. There were no Level 3 fair value measurements at September 30, 2016 and December 31, 2015 for items recorded at fair value.

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
September 30, 2016	(In thousands)
PNMR and PNM
Available-for-sale securities
Cash and cash equivalents	$4,831	$4,831	$—
Equity securities:
Domestic value	63,666	63,666	—
Domestic growth	47,996	47,996	—
International and other	28,304	28,304	—
Fixed income securities:
U.S. Government	37,152	35,879	1,273
Municipals	52,459	—	52,459
Corporate and other	36,627	6,849	29,778
	$271,035	$187,525	$83,510

Commodity derivative assets	$4,696	$—	$4,696
Commodity derivative liabilities	(2,481)	—	(2,481)
Net	$2,215	$—	$2,215

December 31, 2015
PNMR and PNM
Available-for-sale securities
Cash and cash equivalents	$10,700	$10,700	$—
Equity securities:
Domestic value	44,505	44,505	—
Domestic growth	61,078	61,078	—
International and other	27,961	27,961	—
Fixed income securities:
U.S. Government	27,880	26,608	1,272
Municipals	58,576	—	58,576
Corporate and other	28,342	6,500	21,842
	$259,042	$177,352	$81,690

Commodity derivative assets	$6,435	$—	$6,435
Commodity derivative liabilities	(1,859)	—	(1,859)
Net	$4,576	$—	$4,576

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and fair values of investments in the Westmoreland Loan, PVNGS lessor notes, other investments, and long-term debt, which are not recorded at fair value on the Condensed Consolidated Balance Sheets are presented below:

			GAAP Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2016	(In thousands)
PNMR
Long-term debt	$2,308,340	$2,508,344	$—	$2,508,344	$—
Westmoreland Loan	$109,783	$119,987	$—	$—	$119,987
Other investments	$428	$1,030	$428	$—	$602
PNM
Long-term debt	$1,631,587	$1,768,115	$—	$1,768,115	$—
Other investments	$197	$197	$197	$—	$—
TNMP
Long-term debt	$420,802	$482,385	$—	$482,385	$—
Other investments	$231	$231	$231	$—	$—

December 31, 2015
PNMR
Long-term debt	$2,091,948	$2,264,869	$—	$2,264,869	$—
Investment in PVNGS lessor notes	$8,587	$8,947	$—	$—	$8,947
Other investments	$604	$1,269	$604	$—	$665
PNM
Long-term debt	$1,580,677	$1,703,209	$—	$1,703,209	$—
Investment in PVNGS lessor notes	$8,587	$8,947	$—	$—	$8,947
Other investments	$366	$366	$366	$—	$—
TNMP
Long-term debt	$361,411	$411,661	$—	$411,661	$—
Other investments	$238	$238	$238	$—	$—

(8)	Stock-Based Compensation

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

The stock-based compensation expense related to restricted stock awards without performance or market conditions for awards to participants that are retirement eligible on the grant date is recognized immediately at the grant date and is not amortized. Compensation expense for other such awards is amortized to compensation expense over the shorter of the requisite vesting period, which is generally three years, or the period until the participant becomes retirement eligible. Compensation expense for performance-based shares is recognized ratably over the performance period and is adjusted periodically to reflect the level of

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees meet their service requirements. At September 30, 2016 and December 31, 2015, PNMR had unrecognized expense related to stock awards of $5.9 million and $5.7 million, which are expected to be recognized over an average of 1.9 and 1.4 years.

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

The following table summarizes activity in restricted stock awards, including performance-based and market-based shares, and stock options, for the nine months ended September 30, 2016:

	Restricted Stock		Stock Options
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2015	245,094	$24.81	569,342	$19.35
Granted	190,276	$26.49	—	$—
Exercised	(213,812)	$23.44	(241,468)	$27.61
Forfeited	(714)	$29.54	(2,000)	$12.22
Expired	—	$—	(8,200)	$24.85
Outstanding at September 30, 2016	220,844	$27.58	317,674	$12.97

PNMR’s stock-based compensation program provides for performance and market targets through 2018. Included as granted and exercised in the above table are 79,619 previously awarded shares that were earned for the 2013 through 2015 performance measurement period and approved by the Board in February 2016 (based upon achieving market targets at “target” levels, weighted at 60%, and performance targets at “threshold” levels, weighted at 40%). Excluded from the above table are maximums of 165,628, 166,797, and 147,031 shares for the three-year performance periods ending in 2016, 2017, and 2018 that would be awarded if all performance and market criteria are achieved at maximum levels and all executives remain eligible.

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
At September 30, 2016, the aggregate intrinsic value of stock options outstanding, all of which are exercisable, was $6.3 million with a weighted-average remaining contract life of 2.22 years. At September 30, 2016, no outstanding stock options had an exercise price greater than the closing price of PNMR common stock on that date.

The following table provides additional information concerning restricted stock activity, including performance-based and market-based shares, and stock options:

	Nine Months Ended September 30,
Restricted Stock	2016	2015
Weighted-average grant date fair value	$26.49	$20.34
Total fair value of restricted shares that vested (in thousands)	$5,011	$6,503

Stock Options
Weighted-average grant date fair value of options granted	$—	$—
Total fair value of options that vested (in thousands)	$—	$—
Total intrinsic value of options exercised (in thousands)	$1,208	$1,814

(9)	Financing

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financing Activities

On March 9, 2015, PNMR entered into a $150.0 million Term Loan Agreement (“PNMR 2015 Term Loan Agreement”) between PNMR, the lenders identified therein, and Wells Fargo Bank, National Association, as Lender and Administrative Agent. The PNMR 2015 Term Loan Agreement bears interest at a variable rate, which was 1.42% at September 30, 2016, and must be repaid on or before March 9, 2018. In September 2015, PNMR entered into a hedging agreement whereby it effectively established a fixed interest rate of 1.927%, subject to change if there is a change in PNMR’s credit rating, for borrowings under the PNMR 2015 Term Loan Agreement for the period from January 11, 2016 through March 9, 2018. This hedge is accounted for as a cash-flow hedge and had a fair value loss of $0.7 million at September 30, 2016, which is included in Other deferred credits on the Condensed Consolidated Balance Sheets, and a fair value gain of $0.1 million at December 31, 2015, using Level 2 inputs under GAAP determined using forward LIBOR curves under the mid-market convention to discount cash flows over the remaining term of the swap agreements.

As discussed in Note 11, NM Capital, a wholly owned subsidiary of PNMR, entered into a $125.0 million term loan agreement (the “BTMU Term Loan Agreement”), among NM Capital, The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), as lender, and BTMU, as Administrative Agent, as of February 1, 2016. The BTMU Term Loan Agreement has a maturity date of February 1, 2021 and bears interest at a rate based on LIBOR plus a customary spread, which aggregated 3.51% at September 30, 2016. PNMR, as parent company of NM Capital, has guaranteed NM Capital’s obligations to BTMU. NM Capital utilized the proceeds of the BTMU Term Loan Agreement to provide funding of $125.0 million (the “Westmoreland Loan”) to a ring-fenced, bankruptcy-remote, special-purpose entity that is a subsidiary of Westmoreland Coal Company to finance the purchase price of the stock of SJCC. The BTMU Term Loan Agreement provides that the amount outstanding thereunder must be reduced by at least $5.0 million quarterly beginning on November 1, 2016. NM Capital is also required to utilize the net proceeds of all amounts received under the Westmoreland Loan, after income taxes and fees, to make principal and interest payments on the BTMU Term Loan Agreement. The principal balance outstanding under the BTMU Term Loan Agreement was $107.8 million at September 30, 2016. Based on scheduled payments on the Westmoreland Loan, NM Capital estimates it will make principal payments of $45.1 million on the BTMU Term Loan Agreement in the twelve months ended September 30, 2017.

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

On May 20, 2016, PNM entered into a $175.0 million term loan agreement (the “PNM 2016 Term Loan Agreement”) between PNM and JPMorgan Chase Bank, N.A., as lender and administrative agent. The PNM 2016 Term Loan Agreement bears interest at a variable rate, which was 1.15% at September 30, 2016, and has a maturity date of November 17, 2017. PNM used a portion of the proceeds of the PNM 2016 Term Loan Agreement to prepay without penalty the $125.0 million outstanding under the PNM Multi-draw Term Loan, which had a scheduled maturity of June 21, 2016.

On September 27, 2016, PNM participated in the issuance and sale of an aggregate of $146.0 million of PCRBs by the City of Farmington, New Mexico. The proceeds from the sale were utilized to refund an aggregate of $146.0 million of outstanding PCRBs previously issued by the City of Farmington. The arrangements governing the PCRBs result in PNM reflecting the bonds as debt on its financial statements. The PCRBs issued consist of the 2016 Series A in the aggregate principal amount of $46.0 million and the 2016 Series B in the aggregate principal amount of $100.0 million. Both series bear interest at a rate of 1.875% for the period from September 27, 2016 through September 30, 2021, have a mandatory tender for remarketing on October 1, 2021, and a final maturity on April 1, 2033.

On October 21, 2016, PNMR entered into a letter of credit arrangement with JPMorgan Chase Bank, N.A. under which letters of credit aggregating $30.3 million (the “JPM LOCs”) were issued to replace letters of credit issued from available capacity under the PNMR Revolving Credit Facility. The letters of credit issued from available capacity under the PNMR Revolving Credit Facility will be surrendered and canceled upon acceptance of the JPM LOCs by the surety companies that issue the reclamation bonds. The letters of credit facilitate the posting of reclamation bonds, which SJCC was required to post in connection with permits relating to the operation of the San Juan mine (Note 11).

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Short-term Debt

The PNMR Revolving Credit Facility has a financing capacity of $300.0 million and the PNM Revolving Credit Facility has a financing capacity of $400.0 million, both of which mature on October 31, 2020. The TNMP Revolving Credit Facility is a $75.0 million revolving credit facility secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds. The TNMP Revolving Credit Facility matures on September 18, 2018. PNM also has the $50.0 million PNM New Mexico Credit Facility that expires on January 8, 2018. At September 30, 2016, the weighted average interest rate was 1.78% for the PNMR Revolving Credit Facility, 1.66% for the PNM Revolving Credit Facility, 1.68% for the PNM New Mexico Credit Facility, and 1.38% for borrowings outstanding under the twelve-month $150.0 million PNMR Term Loan Agreement, which matures in December 2016. Short-term debt outstanding consisted of:

	September 30,	December 31,
Short-term Debt	2016	2015
	(In thousands)
PNM:
PNM Revolving Credit Facility	$22,400	$—
PNM New Mexico Credit Facility	20,000	—
TNMP Revolving Credit Facility	—	59,000
PNMR:
PNMR Revolving Credit Facility	163,500	41,600
PNMR Term Loan Agreement	150,000	150,000
	$355,900	$250,600

In addition to the above borrowings, PNMR, PNM, and TNMP had letters of credit outstanding of $36.5 million, $2.5 million, and $0.1 million at September 30, 2016 that reduce the available capacity under their respective revolving credit facilities.

At October 21, 2016, PNMR, PNM, and TNMP had $100.4 million, $373.5 million, and $74.9 million of availability under their respective revolving credit facilities, including reductions of availability due to outstanding letters of credit, and PNM had $44.0 million of availability under the PNM New Mexico Credit Facility. Total availability at October 21, 2016, on a consolidated basis, was $592.8 million for PNMR. As of October 21, 2016, PNM and TNMP had no borrowings from PNMR under intercompany loan agreements. At October 21, 2016, PNMR, PNM, and TNMP had consolidated invested cash of $1.8 million, none, and $0.3 million.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM Plans

The following tables present the components of the PNM Plans’ net periodic benefit cost:

	Three Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2016	2015	2016	2015	2016	2015
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$35	$51	$—	$—
Interest cost	7,577	7,064	1,087	1,022	203	190
Expected return on plan assets	(8,854)	(9,831)	(1,371)	(1,403)	—	—
Amortization of net (gain) loss	3,455	3,705	286	491	64	81
Amortization of prior service cost	(241)	(241)	(7)	(160)	—	—
Net periodic benefit cost	$1,937	$697	$30	$1	$267	$271

	Nine Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2016	2015	2016	2015	2016	2015
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$105	$153	$—	$—
Interest cost	22,731	21,191	3,260	3,067	609	570
Expected return on plan assets	(26,562)	(29,492)	(4,113)	(4,208)	—	—
Amortization of net (gain) loss	10,365	11,115	858	1,474	192	243
Amortization of prior service cost	(724)	(724)	(22)	(481)	—	—
Net periodic benefit cost	$5,810	$2,090	$88	$5	$801	$813

PNM made contributions to its pension plan trust of zero and $30.0 million in the three and nine months ended September 30, 2015 and does not anticipate making any contributions to the pension plan in 2016-2020, based on current law, including recent amendments to funding requirements, and estimates of portfolio performance. The funding assumptions were developed using discount rates of 4.8% to 5.7%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional contributions at its discretion. PNM made contributions to the OPEB trust of $0.8 million and $2.4 million in the three and nine months ended September 30, 2016 and $0.8 million and $2.4 million in the three and nine months ended September 30, 2015. PNM does not expect to make additional contributions to the OPEB trust in 2016 and does not expect to make contributions for 2017-2020.  Disbursements under the executive retirement program, which are funded by PNM and considered to be contributions to the plan, were $0.4 million and $1.2 million in the three and nine months ended September 30, 2016 and $0.4 million and $1.2 million in the three and nine months ended September 30, 2015 and are expected to total $1.5 million during 2016 and $5.9 million for 2017-2020.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TNMP Plans

The following tables present the components of the TNMP Plans’ net periodic benefit cost (income):

	Three Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2016	2015	2016	2015	2016	2015
	(In thousands)
Components of Net Periodic Benefit Cost (Income)
Service cost	$—	$—	$46	$62	$—	$—
Interest cost	826	761	169	152	10	9
Expected return on plan assets	(986)	(1,105)	(122)	(130)	—	—
Amortization of net (gain) loss	175	195	(10)	—	1	1
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$15	$(149)	$83	$84	$11	$10

	Nine Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2016	2015	2016	2015	2016	2015
	(In thousands)
Components of Net Periodic Benefit Cost (Income)
Service cost	$—	$—	$139	$185	$—	$—
Interest cost	2,478	2,282	508	456	30	27
Expected return on plan assets	(2,957)	(3,315)	(367)	(390)	—	—
Amortization of net (gain) loss	525	586	(30)	—	1	3
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$46	$(447)	$250	$251	$31	$30

TNMP made no contribution to its pension trust in 2015 and does not anticipate making any contributions in 2016-2020, based on current law, including recent amendments to funding requirements, and estimates of portfolio performance. The funding assumptions were developed using discount rates of 4.8% to 5.7%. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP made no contributions to the OPEB trust in the three and nine months ended September 30, 2016 and 2015. TNMP expects to make contributions to the OPEB trust totaling $0.3 million in 2016 and $1.4 million for 2017-2020. Disbursements under the executive retirement program, which are funded by TNMP and considered to be contributions to the plan, were less than $0.1 million in the three and nine months ended September 30, 2016 and 2015 and are expected to total $0.1 million during 2016 and $0.4 million in 2017-2020.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

With respect to some of the items listed below, the Company has determined that a loss is not probable or that, to the extent probable, cannot be reasonably estimated. In some cases, the Company is not able to predict with any degree of certainty the range of possible loss that could be incurred. Nevertheless, the Company assesses legal and regulatory matters based on current information and makes judgments concerning their potential outcome, giving due consideration to the nature of the claim, the amount and nature of any damages sought, and the probability of success. Such judgments are made with the understanding that the outcome of any litigation, investigation, or other legal proceeding is inherently uncertain. In accordance with GAAP, the Company records liabilities for matters where it is probable a loss has been incurred and the amount of loss is reasonably estimable. The actual outcomes of the items listed below could ultimately differ from the judgments made and the differences could be material. The Company cannot make any assurances that the amount of reserves or potential insurance coverage will be sufficient to cover the cash obligations that might be incurred as a result of litigation or regulatory proceedings. Except as otherwise disclosed, the Company does not expect that any known lawsuits, environmental costs, and commitments will have a material effect on its financial condition, results of operations, or cash flows.
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

PNM estimates that it will incur approximately $58.0 million (in 2013 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a component of fuel expense as the fuel is consumed. At September 30, 2016 and December 31, 2015, PNM had a liability for interim storage costs of $12.0 million and $12.2 million included in other deferred credits.

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

SJGS

BART Compliance – SJGS is a source that is subject to the statutory obligations of the CAA to reduce visibility impacts. Note 16 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K contains detailed information concerning the BART compliance process, including interactions with governmental agencies responsible for environmental oversight and the NMPRC approval process. In December 2015, PNM received NMPRC approval for the plan to comply with the EPA regional haze rule at SJGS. Under the approved plan, the installation of selective non-catalytic reduction technology (“SNCR”) was required on SJGS Units 1 and 4, which was completed in early 2016, and Units 2 and 3 are to be retired by the end of 2017. In addition to the required SNCR equipment, the NSR permit, which was required to be obtained in order to install the SNCRs, specified that SJGS Units 1 and 4 be converted to balanced draft technology (“BDT”). PNM’s share of the total costs for SNCRs and BDT equipment was $76.8 million. See Note 12 for information concerning the NMPRC’s treatment of BDT in PNM’s NM 2015 Rate Case. Although operating costs will be reduced due to the retirement of SJGS Units 2 and 3, the operating costs for SJGS Units 1 and 4 will increase with the installation of SNCR and BDT equipment.
On December 16, 2015, following oral argument, the NMPRC issued a final order regarding SJGS. As provided in that order:

•
PNM will retire SJGS Units 2 and 3 (PNM’s current ownership interest totals 418 MW) at December 31, 2017 and recover, over 20 years, 50% of their undepreciated net book value at that date and earn a regulated return on those costs

•	PNM is granted a CCN to acquire an additional 132 MW in SJGS Unit 4, with an initial book value of zero, plus the costs of SNCR and other capital additions

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
PNM is granted a CCN for 134 MW of PVNGS Unit 3 with an initial rate base value equal to the book value as of December 31, 2017, including transmission assets associated with PVNGS Unit 3, (estimated to aggregate approximately $152 million)

•
No later than December 31, 2018, and before entering into a binding agreement for post-2022 coal supply for SJGS, PNM will file its position and supporting testimony in a NMPRC case to determine the extent to which SJGS should continue serving PNM’s retail customers’ needs after mid-2022; all parties to the stipulation agree to support this case being decided within six months (to facilitate the 2018 filing, PNM anticipates developing two resource portfolios in its 2017 IRP to be filed in July 2017, one with SJGS continuing beyond mid-2022 and one where it is shutdown)

•
PNM is authorized to acquire 65 MW of SJGS Unit 4 as excluded utility plant; PNM and PNMR commit that no further coal-fired merchant plant will be acquired at any time by PNM, PNMR, or any PNM affiliate; PNM is not precluded from seeking a CCN to include the 65 MW or other coal capacity in rate base

•
Beginning January 1, 2020, for every MWh produced by 197 MW of coal-fired generation from PNM’s ownership share of SJGS, PNM will acquire and retire one MWh of RECs or allowances that include a zero-CO2 emission attribute compliant with EPA’s Clean Power Plan; this REC retirement is in addition to what is required to meet the RPS; the cost of these RECs are to be capped at $7.0 million per year and will be recovered in rates; PNM should purchase EPA-compliant RECs from New Mexico renewable generation unless those RECs are more costly

•	PNM will accelerate recovery of SNCR costs on SJGS Units 1 and 4 so that the costs are fully recovered by July 1, 2022 (cost recovery for PNM’s BDT project is discussed in Note 12)

•	PNM will not recover approximately $20 million of other costs incurred in connection with CAA compliance

•	PNM’s 2014 IRP docket will be closed without other NMPRC action

At December 31, 2015, PNM estimated the undepreciated net book value of SJGS Units 2 and 3 at December 31, 2017 would be approximately $255.3 million, 50% of which would be recovered over a 20 year period, including a return on the unrecovered amount at PNM’s WACC. At December 31, 2015, PNM recorded a $127.6 million regulatory disallowance to reflect the write-off of the 50% of the estimated December 31, 2017 net book value that will not be recovered. The ultimate amount of the disallowance will be dependent on the actual December 31, 2017 net book values of SJGS Units 2 and 3. Accordingly, the amount initially recorded will be adjusted periodically to reflect changes in the projected December 31, 2017 net book values. At December 31, 2015, PNM recorded losses for regulatory disallowances and restructuring costs, aggregating $165.7 million, reflecting the above disallowance, the other unrecoverable costs, and the $16.5 million increase in the estimated liability recorded for coal mine reclamation resulting from the new coal mine reclamation arrangement entered into in conjunction with the new coal supply agreement (“CSA”). Additional information about the CSA is discussed under Coal Supply below and in Note 16 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K.

In the three months ended March 31, 2016, PNM revised its estimates of the December 31, 2017 projected book value of SJGS Units 2 and 3 and the other unrecoverable costs, which resulted in an expense of $0.8 million that is reflected in regulatory disallowances and restructuring costs on the Condensed Consolidated Statement of Earnings. In addition, PNMR Development recorded an expense of $0.6 million for costs it was obligated to reimburse the other SJGS participants under the restructuring arrangement, which is included in other deductions on the Condensed Consolidated Statement of Earnings. In the three months ended September 30, 2016, PNM recorded $5.2 million of additional regulatory disallowances and restructuring costs, including $4.8 million related to a refinement of the estimated liability for coal mine reclamation resulting from the new coal mine reclamation arrangement and $0.4 million from a further revision of estimated December 31, 2017 projected book value of SJGS Units 2 and 3 and the other unrecoverable costs. At September 30, 2016, the carrying value for PNM’s current ownership share of SJGS Units 2 and 3 is comprised of plant in service of $471.6 million and accumulated depreciation and amortization of $201.4 million for a net undepreciated book value of $270.2 million, offset by 50% (which equals $128.6 million) of the anticipated December 31, 2017 undepreciated net book value of SJGS Units 2 and 3 that will not be recovered, resulting in the net carrying value for SJGS Units 2 and 3 being $141.6 million at September 30, 2016.

On January 14, 2016, NEE filed, with the NM Supreme Court, a Notice of Appeal of the NMPRC’s December 16, 2015 order. On July 22, 2016, NEE filed a brief alleging that the NMPRC’s decision violated NM Statutes and NMPRC regulations because PNM did not adequately consider replacement resources other than those proposed by PNM, the NMPRC did not require PNM to adequately address and mitigate ratepayer risk, the NMPRC unlawfully shifted the burden of proof, and the NMPRC’s decision was arbitrary and capricious.  PNM’s response brief is due November 2, 2016. In addition, on February 5, 2016, NEE filed, with the NMPRC, a motion for reconsideration of that final order based on developments related to the loan made by NM

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Capital to facilitate the sale of SJCC, which is described under Coal Supply below. NEE alleged the loan is a transaction that, under the New Mexico Public Utility Act, requires prior NMPRC approval. PNM filed its response to NEE’s motion for reconsideration on February 18, 2016. The NEE motion was denied by operation of law because the NMPRC did not act on the motion. On March 31, 2016, NEE filed, with the NMPRC, a complaint against PNM regarding the financing provided by NM Capital to facilitate the sale of SJCC. The complaint alleges that PNM failed to comply with its discovery obligation in the SJGS abandonment case and requests the NMPRC to investigate whether the financing transactions could adversely affect PNM’s ability to provide electric service to its retail customers. PNM responded to the complaint on May 4, 2016. The NMPRC has taken no action on this matter. PNM cannot currently predict the outcome of these matters.

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

Following mediated negotiations, the SJGS participants executed the San Juan Project Restructuring Agreement (“RA”) on July 31, 2015. The RA provides the essential terms of restructured ownership and addresses other related matters, including that the exiting participants remain obligated for their proportionate shares of environmental, mine reclamation, and certain other legacy liabilities that are attributable to activities that occurred prior to their exit. PNMR Development became a party to the RA and agreed to acquire a 65 MW ownership interest in SJGS Unit 4 on the exit date, which is anticipated to be December 31, 2017, but has obligations related to Unit 4 before then. On the exit date, PNM and PNMR Development would acquire 132 MW and 65 MW of the capacity in SJGS Unit 4 from the exiting owners for no initial cost other than funding capital improvements, including the costs of installing SNCR and BDT equipment. PNMR currently anticipates that PNMR Development would transfer the rights and obligations related to the 65 MW to PNM prior to December 31, 2017 in order to facilitate dispatch of power from that capacity. As ordered by the NMPRC, PNM would treat the 65 MW as merchant utility plant that would be excluded from retail rates.

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

Four Corners

On August 6, 2012, EPA issued its Four Corners FIP with a final BART determination for Four Corners. The rule included two compliance alternatives. On December 30, 2013, APS notified EPA that the Four Corners participants selected the alternative that required APS to permanently close Units 1-3 by January 1, 2014 and install SCR post-combustion NOx controls on each of Units 4 and 5 by July 31, 2018. PNM owns a 13% interest in Units 4 and 5, but had no ownership interest in Units 1-3, which were shut down by APS on December 30, 2013. For particulate matter emissions, EPA is requiring Units 4 and 5 to meet an emission limit of 0.015 lb/MMBTU and the plant to meet a 20% opacity limit, both of which are achievable through operation of the existing baghouses. Although unrelated to BART, the final BART rule also imposes a 20% opacity limitation on certain fugitive dust emissions from Four Corners’ coal and material handling operations.
PNM estimates its share of costs for post-combustion controls at Four Corners Units 4 and 5 to be up to $90.1 million, including amounts incurred through September 30, 2016 and PNM’s AFUDC. PNM will seek recovery from its ratepayers of all costs that are ultimately incurred. PNM is unable to predict the ultimate outcome of this matter.

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

On April 20, 2016, the same environmental groups filed a lawsuit against OSM and other federal agencies in the United States District Court for the District of Arizona.  Expanding upon the December 2015 ESA notice, the lawsuit alleges that these federal agencies violated both the ESA and NEPA in providing the federal approvals necessary to extend operations at Four Corners and the adjacent mine past July 6, 2016.  The court granted APS’ motion to intervene in the litigation on August 3, 2016. Briefing on the merits of this litigation is expected to extend through May 2017. On September 15, 2016, the Navajo Transitional Energy Company, LLC (“NTEC”), the current owner of the mine providing coal to Four Corners, filed a motion to intervene for the purpose of dismissing the lawsuit based on NTEC’s tribal sovereign immunity. PNM cannot predict the timing or outcome of this matter.

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

The Clean Power Plan establishes state-by-state targets for carbon emissions reduction and establishes deadlines for states to submit initial plans to EPA by September 6, 2016, with a potential two-year extension, and final plans by 2018. Those deadlines will be adjusted due to the stay of the Clean Power Plan issued by the US Supreme Court and pending litigation described below. State plans can be based on either an emission standards (rate or mass) approach or a state measures approach. Under an emission standards approach, federally enforceable emission limits are placed directly on affected units in the state. A state measures approach must meet equivalent rates statewide, but may include some elements, such as renewable energy or energy efficiency requirements, that are not federally enforceable. State measures plans may only be used with mass-based goals and must include “backstop” federally enforceable standards that will become effective if the state measures fail to achieve the expected level of emission reductions.

On January 21, 2016, the DC Circuit denied petitions to stay the Clean Power Plan. On January 26, 2016, 29 states and state agencies filed a petition to the US Supreme Court asking the court to reverse the DC Circuit’s decision and stay the implementation of the Clean Power Plan. On February 9, 2016, the US Supreme Court granted the applications to stay the Clean Power Plan pending judicial review of the rule.  The US Supreme Court issued a one-page order that stated, “The EPA rule to have states cut power sector carbon dioxide (CO2) emissions 32% by 2030 is stayed pending disposition of the applicants’ petitions for review in the United States Court of Appeals for the District of Columbia Circuit.” The vote was 5-4 among the US Supreme Court Justices. The decision means the Clean Power Plan is not in effect and states are not obliged to comply with its requirements. If the rule prevails through the legal challenges, states will be able to resume preparing state plans where they left off and may still have six more months to prepare initial plans and 2.5 years for final plans. The DC Circuit heard oral arguments on September 27, 2016 in the case challenging the Clean Power Plan.  A decision by the DC Circuit is not expected until sometime in 2017. The stay will remain in effect pending US Supreme Court review if such review is sought.

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

On June 30, 2016, EPA published in the Federal Register the design details of its voluntary Clean Energy Incentive Program under the Clean Power Plan. The due date for comments to EPA on the program has been extended to November 1, 2016.

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

In January 2010, EPA announced it would strengthen the 8-hour ozone standard by setting a new standard in a range of 60-70 parts per billion (“ppb”). On October 1, 2015, EPA finalized the new ozone NAAQS and lowered both the primary and

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

secondary 8-hour standard from 75 ppb to 70 ppb. With ozone standards becoming more stringent, fossil-fueled generation units will come under increasing pressure to reduce emissions of NOx and volatile organic compounds and to generate emission offsets for new projects or facility expansions located in nonattainment areas.

On November 10, 2015, EPA proposed a rule revising its Exceptional Events Rule, which outlines the requirements for excluding air quality data (including ozone data) from regulatory decisions if the data are affected by events outside an area’s control. The proposed rule is timely in light of the new more stringent ozone NAAQS final rule since western states like New Mexico and Arizona are particularly subject to elevated background ozone transport from natural local sources, such as wildfires, and transported via winds from distant sources, such as the stratosphere or another region or country.

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

NMED published their 2015 Ozone NAAQS Designation Recommendation Report on September 2, 2016. In New Mexico, NMED is designating only a small area in southern Dona Ana County as non-attainment for ozone. NMED will have responsibility for bringing this nonattainment area into compliance and will look at all sources of NOx and volatile organic compounds since these are the pollutants that form ground-level ozone. According to NMED’s website, “If emissions from Mexico keep New Mexico from meeting the standards, the New Mexico area could remain nonattainment but would not face more stringent requirements over time”.

PNM does not believe there will be material impacts to its facilities as a result of NMED’s nonattainment designation of the small area within Dona Ana County, but must wait on EPA’s ultimate approval, which should occur by October 1, 2017. Until EPA approves attainment designations for the Navajo Nation and releases a proposal to implement the revised ozone NAAQS, APS is unable to predict what impact the adoption of these standards may have on Four Corners. PNM cannot predict the outcome of this matter.

Four Corners Coal Mine

In 2012, several environmental groups filed a lawsuit in federal district court against the OSM challenging OSM’s 2012 approval of a permit revision which allowed for the expansion of mining operations into a new area of the mine that serves Four Corners (“Area IV North”). In April 2015, the court issued an order invalidating the permit revision, thereby prohibiting mining in Area IV North until OSM took action to cure the defect in its permitting process identified by the court. The owner of the mine appealed to the Tenth Circuit. On December 29, 2015, OSM took action to cure the defect in its permitting process by issuing a revised environmental assessment with a finding of no new significant impact and reissued the permit. On March 30, 2016, the Tenth Circuit vacated and dismissed the appeal on mootness grounds due to OSM’s revised environmental assessment and reapproval of the permit at issue.

WEG v. OSM NEPA Lawsuit

In February 2013, WEG filed a Petition for Review in the United States District Court of Colorado against OSM challenging federal administrative decisions affecting seven different mines in four states issued at various times from 2007 through 2012.  In its petition, WEG challenges several unrelated mining plan modification approvals, which were each separately approved by OSM.  Of the fifteen claims for relief in the WEG Petition, two concern SJCC’s San Juan mine.  WEG’s allegations concerning the San Juan mine arise from OSM administrative actions in 2008.  WEG alleges various NEPA violations against OSM, including, but not limited to, OSM’s alleged failure to provide requisite public notice and participation, alleged failure to analyze certain environmental impacts, and alleged reliance on outdated and insufficient documents.  WEG’s petition seeks various forms of relief, including a finding that the federal defendants violated NEPA by approving the mine plans; voiding, reversing, and remanding the various mining modification approvals; enjoining the federal defendants from re-issuing the mining plan approvals for the mines

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

until compliance with NEPA has been demonstrated; and enjoining operations at the seven mines. SJCC intervened in this matter. The court granted SJCC’s motion to sever its claims from the lawsuit and transfer venue to the United States District Court for the District of New Mexico. In February 2016, venue for this matter was transferred to the United States District Court for the Western District of Texas. A stay in this matter expired on April 1, 2016 and was not renewed although the parties continued to engage in settlement negotiations. On August 31, 2016, the court entered an order remanding the matter back to OSM for the completion of an EIS. The EIS is to be completed by August 31, 2019. The court ruled that mining operations may continue in the interim and the litigation will be administratively closed. If OSM does not complete the EIS within the time frame provided, the court will order immediate vacatur of the mining plan at issue.  The scope of the EIS will be determined through a public process and is expected to include cumulative and indirect effects of surrounding sources. PNM cannot currently predict the outcome of this matter.
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

The Superfund Oversight Section of the NMED also has conducted multiple investigations into the chlorinated solvent plume in the vicinity of the site of the former Santa Fe Generating Station. In February 2008, a NMED site inspection report was submitted to EPA, which states that neither the source nor extent of contamination has been determined and that the source may not be the former Santa Fe Generating Station. Results of tests conducted by NMED in April 2012 and April 2013 showed elevated concentrations of nitrate in three monitoring wells and an increase in free-phase hydrocarbons in another well. PNM conducted similar site-wide sampling activities in April 2014 and obtained results similar to the 2013 data. As part of this effort, PNM also collected a sample of hydrocarbon product for “fingerprint” analysis from a monitoring well located on the northeastern corner of the property.  This analysis indicated that the hydrocarbon product was a mixture of newer and older fuels, and the location of the monitoring well suggests that the hydrocarbon product is likely from offsite sources. PNM does not believe the former generating station is the source of the increased levels of free-phase hydrocarbons, but no conclusive determinations have been made. However, it is possible that PNM’s prior activities to remediate hydrocarbon contamination, as conducted under an NMED-approved plan, may have resulted in increased nitrate levels.  Therefore, PNM has agreed to monitor nitrate levels in a limited number of wells under the terms of the renewed discharge permit for the former generating station.  PNM is unable to predict the outcome of these matters.

Effective December 22, 2015, PNM and NMED entered into a memorandum of understanding to address changing groundwater quality conditions at the site. Under the memorandum, PNM will continue gasoline remediation of the site under the supervision of NMED and qualified costs of the work will be eligible for payment through the New Mexico Corrective Action Fund (“CAF”), which is administered by the NMED Petroleum Storage Tank Bureau. Among other things, money in the CAF is available to NMED to make payments to or on behalf of owners and operators for corrective action taken in accordance with

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

statutory and regulatory requirements to investigate, minimize, eliminate, or clean up a release. PNM’s work plan and cost estimates for specific groundwater remediation tasks were approved by the Petroleum Storage Tank Bureau. PNM submitted a monitoring plan consisting of a compilation of the data associated with the recent monitoring activities conducted under the CAF to NMED on October 3, 2016. Following review of the data by NMED, PNM, and NMED will develop plans for the next phase of work under the CAF.
Coal Combustion Byproducts Waste Disposal
CCBs consisting of fly ash, bottom ash, and gypsum from SJGS are currently disposed of in the surface mine pits adjacent to the plant. SJGS does not operate any CCB impoundments or landfills. The NMMMD currently regulates mine placement of ash at SJGS with federal oversight by the OSM. APS disposes of CCBs in ash ponds and dry storage areas at Four Corners.  Ash management at Four Corners is regulated by EPA and the New Mexico State Engineer’s Office.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Commitments and Contingencies
Coal Supply
SJGS
The coal requirements for SJGS are supplied by SJCC. Through January 31, 2016, SJCC was a wholly owned subsidiary of BHP and supplied processed coal for operation of SJGS under an underground coal sales agreement (“UG-CSA”) that was to expire on December 31, 2017. The parties to the UG-CSA were SJCC, PNM, and Tucson. SJCC holds certain federal, state, and private coal leases. Under the UG-CSA, SJCC was reimbursed for all costs for mining and delivering the coal, including an allocated portion of administrative costs, and received a return on its investment. In addition to coal delivered to meet the current needs of SJGS, PNM prepaid SJCC for certain coal mined but not yet delivered to the plant site. At September 30, 2016 and December 31, 2015, prepayments for coal, which are included in other current assets, amounted to $54.1 million (including amounts purchased from the existing SJGS participants discussed below) and $49.0 million.
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

In support of the closing under the Stock Purchase Agreement and to facilitate PNM customer savings, NM Capital, a wholly owned subsidiary of PNMR, provided funding of $125.0 million (the “Westmoreland Loan”) to Westmoreland San Juan, LLC (“WSJ”), a ring-fenced, bankruptcy-remote, special-purpose entity that is a subsidiary of Westmoreland, to finance the purchase price of the stock of SJCC (including an insignificant affiliate) under the Stock Purchase Agreement. NM Capital was able to provide the $125.0 million financing to WSJ by first entering into a $125.0 million term loan agreement (the “BTMU Term Loan Agreement”), among NM Capital, The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), as lender, and BTMU, as Administrative Agent. The BTMU Term Loan Agreement became effective as of February 1, 2016, has a maturity date of February 1, 2021, and bears interest at a rate based on LIBOR plus a customary spread. In connection with the BTMU Term Loan Agreement, PNMR, as parent company of NM Capital, entered into a Guaranty Agreement, dated as of February 1, 2016, with BTMU (the “Guaranty”). The BTMU Term Loan Agreement and the Guaranty include customary covenants, including requirements for PNMR to not exceed a maximum debt-to-capital ratio of 65%, and customary events of default consistent with PNMR’s other term loan agreements. In addition, the BTMU Term Loan Agreement has a cross default provision and a change of control provision. The balance outstanding under the BTMU Term Loan Agreement was $107.8 million at September 30, 2016.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Westmoreland Loan is a $125.0 million loan agreement among NM Capital, as lender, WSJ, as borrower, SJCC and its affiliate, as guarantors, BTMU, as Administrative Agent, and MUFG Union Bank, N.A., as Depository Bank. The Westmoreland Loan became effective as of February 1, 2016, and has a maturity date of February 1, 2021. The Westmoreland Loan initially bears interest at a rate of 7.25% plus LIBOR and escalates over time. The Westmoreland Loan has been structured to encourage prepayments and early retirement of the debt. WSJ must pay principal and interest quarterly to NM Capital in accordance with an amortization schedule. In addition, the Westmoreland Loan requires that all cash flows of WSJ, in excess of normal operating expenses, capital additions, and operating reserves, be utilized for principal and interest payments under the loan until it is fully repaid. At September 30, 2016, the amount outstanding under the Westmoreland Loan was $110.0 million, after the August 1, 2016 scheduled principal payment of $15.0 million. The next principal payment of $15.0 million plus interest of $2.3 million is due on November 1, 2016. As of October 21, 2016, $17.3 million was held in a restricted bank account that is to be used solely to service the Westmoreland Loan. The Westmoreland Loan is secured by the assets of and the equity interests in SJCC and its affiliate. The Westmoreland Loan also includes customary representations and warranties, covenants, and events of default. There are no prepayment penalties.

In connection with certain mining permits relating to the operation of the San Juan mine, SJCC was required to post reclamation bonds of $161.6 million with the NMMMD. In April 2016, NMMMD reduced SJCC’s bonding requirements to $118.7 million. In order to facilitate the posting of reclamation bonds by a surety on behalf of SJCC, a Reclamation Bond Agreement (the “Reclamation Bond Agreement”) was entered into by PNMR, Westmoreland, and SJCC with the surety. In connection with the Reclamation Bond Agreement, PNMR used $40.0 million of the available capacity under the PNMR Revolving Credit Facility to support a bank letter of credit arrangement for the benefit of the surety. On July 19, 2016, these reclamation bonds were released by NMMMD upon acceptance of $118.7 million of replacement reclamation bonds from alternate surety companies, which are supported by letters of credit aggregating $30.3 million issued from available capacity under the PNMR Revolving Credit Facility. The Reclamation Bond Agreement was terminated effective August 3, 2016 and the prior letter of credit was surrendered and canceled. On October 21, 2016, PNMR entered into separate letter of credit arrangements with a bank to replace the letters of credit issued from available capacity under the PNMR Revolving Credit Facility. The letters of credit issued from available capacity under the PNMR Revolving Credit Facility will be surrendered and canceled upon acceptance of the replacement letters of credit by the surety companies that issued the reclamation bonds.

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
In 2015, PNM updated its final reclamation costs estimates to reflect the terms of the new reclamation services agreement with Westmoreland, discussed above, and changes resulting from the approval of the 2015 SJCC Mine Permit Plan. The 2015 reclamation cost estimate reflects that the scope and pricing structure of the reclamation service agreement with Westmoreland

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

would significantly increase reclamation costs. In addition, design plan changes, updated regulatory expectation, and common mine reclamation practices incorporated into the 2015 SJCC Mine Permit reflect an increase in the 2015 reclamation cost estimate. The impacts of these increases, amounting to $16.5 million, were recorded at December 31, 2015 and were reflected in regulatory disallowances and restructuring costs.
Upon effectiveness of the CSA and the RA, PNM, on behalf of the SJGS owners, coordinated a more detailed coal mine reclamation cost study, which was completed in the third quarter of 2016. To complete the study, PNM was provided access to the mine site and obtained supporting data from Westmoreland, allowing for the 2015 study to be refined with a more extensive engineering analysis. The new reclamation cost estimate reflects the terms of the new reclamation services agreement with Westmoreland and continuation of mining operations through 2053. The study indicates an increase in the reclamation cost estimate. PNM’s share of the increase is $4.8 million, which was recorded at September 30, 2016 and is reflected in regulatory disallowances and restructuring costs in the Condensed Consolidated Statements of Earnings. The current estimate for decommissioning the Four Corners mine reflects the operation of the mine through 2031, the term of the new agreement for coal supply.
Based on the 2016 estimates and PNM’s current ownership share of SJGS, PNM’s remaining payments as of September 30, 2016 for mine reclamation, in future dollars, are estimated to be $103.0 million for the surface mines at both SJGS and Four Corners and $129.4 million for the underground mine at SJGS. At September 30, 2016 and December 31, 2015, liabilities, in current dollars, of $41.4 million and $38.8 million for surface mine reclamation and $13.9 million and $11.4 million for underground mine reclamation were recorded in other deferred credits.

Under the terms of the CSA, PNM and the other SJGS owners are obligated to compensate SJCC for all reclamation liabilities associated with the supply of coal from the San Juan mine. On June 1, 2012, the SJGS owners entered into a trust funds agreement to provide funding to compensate SJCC for post-term reclamation obligations under the UG-CSA. As part of the restructuring of SJGS ownership (see SJGS Ownership Restructuring Matters above), the SJGS owners and PNMR Development negotiated the terms of an amended agreement to fund post-term reclamation obligations under the CSA. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable Reclamation Trust, and periodically deposit funding into the Reclamation Trust for the owner’s share of the mine reclamation obligation. Deposits, which are based on funding curves, must be made on an annual basis. As part of the restructuring of SJGS ownership discussed above, the SJGS participants agreed to adjusted interim trust funding levels. Based on the existing trust fund balance at September 30, 2016, PNM’s required contributions to its Reclamation Trust fund would be $3.5 million, $4.7 million, and $5.1 million in 2016, 2017, and 2018.
Under the coal supply agreement for Four Corners, which became effective on July 7, 2016, PNM is required to fund its ownership share of estimated final reclamation costs in thirteen annual installments, beginning on August 1, 2016, into an irrevocable escrow account solely dedicated to the final reclamation cost of the surface mine at Four Corners. In July 2016, PNM funded its $1.9 million requirement for 2016. PNM’s anticipated funding level is $2.0 million and $2.0 million in 2017 and 2018.
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
For SJGS, Four Corners, and related mines PNM and APS have secured supplemental water supplies to accommodate the possibility of inadequate precipitation in coming years. To further mitigate the impacts of severe drought, PNM and APS have entered into agreements with the more senior water rights holders (tribes, municipalities, and agricultural interests) in the San Juan

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

basin to mutually share the impacts of water shortages with tribes and other water users in the San Juan basin. The agreements spread the burden of shortages over all water users in the basin instead of just having the more junior water rights holders (like APS and PNM) bear the entire impact of shortages. The current agreement expires at the end of 2016. An agreement to share shortages in 2017 through 2020 has been negotiated and awaits endorsement by the parties and the New Mexico State Engineer.
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
In a separate matter, in September 2012, 43 landowners claiming to be Navajo allottees filed a notice of appeal with the BIA appealing a March 2011 decision of the BIA Regional Director regarding renewal of a right-of-way for a PNM transmission line. The allottees, many of whom are also allottees in the above matter, generally allege that they were not paid fair market value for the right-of-way, that they were denied the opportunity to make a showing as to their view of fair market value, and thus denied due process. On January 6, 2014, PNM received notice that the BIA, Navajo Region, requested a review of an appraisal report on 58 allotment parcels. After review, the BIA concluded it would continue to rely on the values of the original appraisal. On March 27, 2014, while this matter was stayed, the allottees filed a motion to dismiss their appeal with prejudice.  On April 2, 2014, the allottees’ appeal was dismissed with prejudice. Subsequent to the dismissal, PNM received a letter from counsel on behalf of what appears to be a subset of the 43 landowner allottees involved in the appeal, notifying PNM that the specified allottees were revoking their consents for renewal of right of way on six specific allotments.  On January 22, 2015, PNM received a letter from the BIA Regional Director identifying ten allotments with rights-of-way renewals that were previously contested.  The letter indicated that the renewals were not approved by the BIA because the previous consent obtained by PNM was later revoked, prior to BIA approval, by the majority owners of the allotments. It is the BIA Regional Director’s position that PNM must re-obtain consent from these landowners. On July 13, 2015, PNM filed a condemnation action in the United States District Court for the District of New Mexico regarding the approximately 15.49 acres of land at issue. On December 1, 2015, the court ruled that PNM could not condemn 2 of the 5 allotments at issue based on the Navajo Nation’s fractional interest in the land. PNM’s motion for reconsideration of this ruling was denied. On March 31, 2016, the Tenth Circuit granted PNM’s petition to appeal the December 1, 2015 ruling. On September 18, 2015, the allottees filed a separate complaint against PNM for federal trespass. Both matters have been consolidated and are stayed while PNM pursues its appeal before the Tenth Circuit. On June 27, 2016, PNM filed its opening brief in the Tenth Circuit. Amicus briefs were filed in support of PNM’s position. On October 5, 2016, the United States, the Navajo Nation, and individual allottees filed their response briefs. After the response briefs were filed, other entities requested leave to file amicus briefs addressing arguments raised in the United States’ response brief. PNM cannot predict the outcome of these matters.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM

New Mexico General Rate Case (“NM 2015 Rate Case”)

On August 27, 2015, PNM filed an application with the NMPRC for a general increase in retail electric rates. The application proposed a revenue increase of $123.5 million, including base non-fuel revenues of $121.7 million. The application was based on a future test year (“FTY”) period beginning October 1, 2015 and proposed a ROE of 10.5%. The primary drivers of PNM’s identified revenue deficiency were the cost of infrastructure investments, including depreciation expense based on an updated depreciation study, and a decline in energy sales as a result of PNM’s successful energy efficiency programs and economic factors. The application included several proposed changes in rate design to establish fair and equitable pricing across rate classes and to better align cost recovery with cost causation. Specific rate design proposals included higher customer and demand charges, a revenue decoupling pilot program applicable to residential and small commercial customers, a re-allocation of revenue among PNM’s customer classes, a new economic development rate, and continuation of PNM’s renewable energy rider. PNM requested that the proposed new rates become effective beginning in July 2016. On March 2, 2016, the NMPRC required PNM to file supplemental testimony regarding the treatment of renewable energy in PNM’s FPPAC due to issues identified in PNM’s 2016 renewable energy procurement plan and extended the rate suspension period to July 31, 2016. As ordered by the NMPRC, PNM filed supplemental testimony in the NM 2015 Rate Case demonstrating that PNM’s FPPAC is designed to properly recover its fuel and purchased power expenses. See Renewable Portfolio Standard below. A public hearing on the proposed new rates was held in April 2016. Subsequent to this hearing, the NMPRC ordered PNM to file additional testimony regarding PNM’s interests in PVNGS, including the 64.1 MW of PVNGS Unit 2 that PNM repurchased in January 2016, pursuant to the terms of the initial sales-leaseback transactions (Note 6). A subsequent public hearing was held in June 2016. After the close of the April hearing, the NMPRC further extended the rate suspension period through August 31, 2016. After the June hearing, PNM and other parties were ordered to file supplemental briefs and to provide final recommended revenue requirements that incorporated fuel savings that PNM implemented effective January 1, 2016 from PNM’s SJGS coal supply agreement.  PNM’s filing indicated that recovery for fuel related costs would be reduced by approximately $42.9 million reflecting the current CSA (Note 11), which also reduced the request for base non-fuel related revenues by $0.2 million to $121.5 million.

On August 4, 2016, the hearing examiner in the case issued a recommended decision (“RD”).  The RD proposed an increase in non-fuel revenues of $41.3 million compared to the $121.5 million increase requested by PNM. Major components of the difference in the increase in non-fuel revenues, include:

•	The RD proposed a ROE of 9.575% compared to the 10.5% requested by PNM

•
The RD proposed disallowing recovery of the entire $163.3 million purchase price for the January 15, 2016 purchases of the assets underlying three leases of portions of PVNGS Unit 2 (Note 6); the RD proposed that power from the previously leased assets, aggregating 64.1 MW of capacity, be dedicated to serving New Mexico retail customers with those customers being charged for the costs of fuel and operating and maintenance expenses (other than property taxes, which are currently $0.8 million per year), but the customers would not bear any capital or depreciation costs other than those related to improvements made after the date of the original leases

•
The RD proposed that PNM not recover from retail customers any of the rent expense, which aggregate $18.1 million per year, under the four leases of capacity in PVNGS Unit 1 that were extended for eight years beginning January 15, 2015 and the one lease of capacity in PVNGS Unit 2 that was extended for eight years beginning January 15, 2016 (Note 6) and not recover related property taxes, which are currently $1.5 million per year; the RD proposed that power from the leased assets, aggregating 114.6 MW of capacity, be dedicated to serving New Mexico retail customers with those customers being charged for the costs of fuel and operating and maintenance expense, except that customers would not bear rental costs or property taxes

•
The RD proposed that PNM not recover the costs of converting SJGS Units 1 and 4 to BDT, which is required by the NSR permit for SJGS, (Note 11); PNM’s share of the costs of installing the BDT equipment was $52.3 million of which $40.0 million was included in rate base in PNM’s current rate request

•	The RD proposed that $4.5 million of amounts recorded as regulatory assets and deferred charges not be recovered from retail customers

The RD recommended that the NMPRC find PNM was imprudent in the actions taken to purchase the previously leased 64.1 MW of capacity in PVNGS Unit 2, extending the leases for 114.6 MW of capacity of PVNGS Units 1 and 2, and installing

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the BDT equipment on SJGS Units 1 and 4. The RD also proposed that all fuel costs be removed from base rates and be recovered through the FPPAC. The RD would credit retail customers with 100% of the New Mexico jurisdictional portion of revenues from refined coal (a third-party pre-treatment process) at SJGS. In addition, the RD would remove recovery of the costs of power obtained from New Mexico Wind from the FPPAC and include recovery of those costs through PNM’s renewable energy rider discussed below. The RD recommended continuation of the renewable energy rider and certain aspects of PNM’s proposals regarding rate design, but would not approve certain other rate design proposals or PNM’s request for a revenue decoupling pilot program. The RD proposed approving PNM’s proposals for revised depreciation rates (with one exception), the inclusion of CWIP in rate base, and ratemaking treatment of the prepaid pension asset. The RD did not preclude PNM from supporting the prudence of the PVNGS purchases and lease renewals in its next general rate case and seeking recovery of those costs. PNM disagreed with many of the key conclusions reached by the hearing examiner in the RD and filed exceptions to defend its prudent utility investments. Other parties also filed exceptions to the RD. The NMPRC extended the rate suspension period to end on September 30, 2016.

The NMPRC issued a final order on September 28, 2016 that authorizes PNM to implement an increase in non-fuel rates of $61.2 million, effective for bills sent to customers after September 30, 2016. The final order generally approved the RD, but with certain significant modifications. The modifications to the RD include:

•
Inclusion of the January 2016 purchase of the assets underlying three leases of capacity, aggregating 64.1 MW, of PVNGS Unit 2 at an initial rate base value of $83.7 million; and disallowance of the recovery of the undepreciated costs of capitalized improvements made during the period the 64.1 MW was being leased by PNM, which aggregated $43.8 million when the final order was issued

•	Full recovery of the rent expense and property taxes associated with the extended leases for capacity, aggregating 114.6 MW, in Palo Verde Units 1 and 2

•
Disallowance of the recovery of any future contribution for PVNGS decommissioning costs related to the 64.1 MW of capacity purchased in January 2016 and the 114.6 MW of capacity under the extended leases

•	Recovery of assumed operating and maintenance expense savings of $0.3 million annually related to BDT

On September 30, 2016, PNM filed a Notice of Appeal with the NM Supreme Court regarding the final order in the NM 2015 Rate Case. Subsequently, NEE, NMIEC, and ABCWUA filed notices of cross-appeal. On October 26, 2016, PNM filed, with the NM Supreme Court, a statement of issues related to its appeal, which states PNM is appealing the NMPRC’s determination that PNM was imprudent in the actions taken to purchase the previously leased 64.1 MW of capacity in PVNGS Unit 2, extending the leases for 114.6 MW of capacity of PVNGS Units 1 and 2, and installing the BDT equipment on SJGS Units 1 and 4. Specifically, PNM’s statement indicated it is appealing the following elements of the NMPRC’s final order:

•	Disallowance of recovery of the full purchase price, representing fair market value, of the 64.1 MW of capacity in PVNGS Unit 2 purchased in January 2016

•	Disallowance of the recovery of the undepreciated costs of capitalized improvements made during the period the 64.1 MW of capacity was leased by PNM

•	Disallowance of recovery of future contributions for PVNGS decommissioning attributable to previously leased capacity

•	Disallowance of recovery of the costs of converting SJGS Units 1 and 4 to BDT

The court has taken no action with respect to the appeals. Although appeals of regulatory actions of the NMPRC have a priority at the NM Supreme Court under New Mexico law, there is no required time frame for the court to act on the appeals.

As of September 30, 2016, PNM evaluated the accounting consequences of the final order in the NM 2015 Rate Case and the likelihood of being successful on the issues it is appealing in the NM Supreme Court as required under GAAP. The evaluation indicates it is reasonably possible that PNM will be successful on the issues it is appealing. If the NM Supreme Court rules in PNM’s favor on some or all of the issues, those issues would be remanded back to the NMPRC for further action. PNM estimates that it will take a minimum of 15 months, from the date PNM filed its appeal, for the NM Supreme Court to render a decision and for the NMPRC to take action on any remanded issues. During such time, the rates specified in the final order will remain in effect. Accordingly, at September 30, 2016, PNM recorded a pre-tax regulatory disallowance of $6.8 million representing 15 months of capital cost recovery of its investments in the PVNGS Unit 2 purchases, PVNGS Unit 2 capitalized improvements, and BDT that the final order disallowed. In addition, PNM recorded a pre-tax regulatory disallowance for $4.5 million of costs reco

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

rded as regulatory assets and deferred charges, which the final order disallowed and which PNM did not propose to challenge in its appeal, since PNM can no longer assert that those assets are probable of being recovered through the ratemaking process. The NMPRC’s final order approved PNM’s request to record a regulatory asset to recover a 2014 impairment of PNM’s New Mexico net operating loss carryforward resulting from an extension of the income tax provision for fifty percent bonus depreciation. The impact, net of federal income taxes, amounts to $2.1 million, which is reflected as a reduction of income tax expense on the Condensed Consolidated Statement of Earnings.

PNM continues to believe that the disallowed investments, which are the subject of PNM’s appeal, were prudently incurred and that PNM is entitled to full recovery of those investments through the ratemaking process. Although PNM believes it is reasonably possible that its appeals will be successful, it cannot predict what decision the NM Supreme Court will reach or what further actions the NMPRC will take on any issues remanded to it by the court. If PNM’s appeal is unsuccessful, PNM would record further pre-tax losses related to any unsuccessful issues. The amounts of any such losses would depend on the ultimate outcome of the appeal and NMPRC process, as well as the actual amounts reflected on PNM books at the time of the resolution. However, based on the book values recorded by PNM as of September 30, 2016, the losses could include:

•
The remaining costs to acquire the assets previously leased under three leases aggregating 64.1 MW of PVNGS Unit 2 capacity in excess of the recovery permitted under the NMPRC’s final order; the net book value of such excess amount was $76.9 million, after considering the loss recorded at September 30, 2016

•
The undepreciated costs of capitalized improvements made during the period the 64.1 MW of capacity in PVNGS Unit 2 purchased by PNM in January 2016 was being leased by PNM; the net book value of these improvements was $41.7 million, after considering the loss recorded at September 30, 2016

•	The remaining costs to convert SJGS Units 1 and 4 to BDT; the net book value of these assets was $49.9 million, after considering the loss recorded at September 30, 2016

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

PNM filed its 2016 renewable energy procurement plan on June 1, 2015. The plan met RPS and diversity requirements within the RCT in 2016 and 2017 using existing resources and does not propose any significant new procurements. The NMPRC approved the plan in November 2015, and, after granting a rehearing motion to consider issues regarding the rate treatment of certain customers eligible for a cap on RPS procurement costs and customers exempt from RPS procurement costs, the NMPRC again approved the plan in an order issued on February 3, 2016. The NMPRC deferred issues related to capped and exempt customers to PNM’s NM 2015 Rate Case and to a new case, which the NMPRC subsequently initiated through issuance of an order to show cause. The NM 2015 Rate Case and show cause proceedings were to examine whether PNM miscalculated the FPPAC factor and base fuel costs in its treatment of renewable energy costs and application of the renewable procurement cost caps and exemptions. On April 28, 2016, PNM filed a motion to stay this proceeding until the issuance of a final order in the NM 2015 Rate Case, based on the fact that the issues addressed in the show cause proceeding were being addressed in the NM 2015 Rate Case. On May 4, 2016, the NMPRC granted PNM’s motion. In the September 28, 2016 final order in the NM 2015 Rate Case, the NMPRC ordered the cost of New Mexico Wind to be recovered through PNM’s renewable rider, rather than the FPPAC, and certain other modifications regarding the accounting for renewable energy in PNM’s FPPAC. These modifications do not

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

affect the amount of fuel and purchased power or renewable costs that PNM will collect. PNM cannot predict the outcome of the show cause proceeding.

PNM filed its 2017 renewable energy procurement plan on June 1, 2016. The plan meets RPS and diversity requirements for 2017 and 2018 using existing resources and does not propose any significant new procurements. PNM projects that its plan will slightly exceed the RCT in 2017 and will be within the RCT in 2018. PNM has requested a variance from the RCT in 2017 to the extent the NMPRC determines a variance is necessary. A public hearing was held on September 26, 2016. On October 21, 2016, the Hearing Examiner issued a Recommended Decision recommending that the plan be approved as filed and also found that a variance from the RCT is not required. Pursuant to the REA, the NMPRC must enter an order approving or modifying the plan by November 28, 2016. PNM cannot predict the outcome of this matter.
Renewable Energy Rider
The NMPRC has authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per KWh basis. In PNM’s NM 2015 Rate Case, the NMPRC authorized continuation of the renewable rider.

In its 2016 renewable energy procurement plan case, PNM proposed to collect $42.4 million in 2016. The 2016 rider adjustment was approved as part of the final order issued February 3, 2016 approving the 2016 renewable energy plan. In its 2017 renewable energy procurement plan discussed above, PNM proposes to collect $50.0 million through the rider in 2017. The increase, as compared with the amount the NMPRC approved for recovery through the rider in 2016, is due to including recovery of the costs of procuring energy from New Mexico Wind through the rider, rather than through its FPPAC, which complies with the NMPRC’s final order in PNM’s NM 2015 Rate Case.
As a separate component of the rider, if PNM’s earned return on jurisdictional equity in a calendar year, adjusted for weather and other items not representative of normal operations, exceeds the NMPRC-approved rate by 0.5%, PNM would be required to refund the excess to customers during May through December of the following year. The NMPRC-approved rate was 10.0% when the renewable rider was initially approved. On April 1, 2016, PNM made a compliance filing at the NMPRC showing that its jurisdictional equity return did not exceed 10.5% in 2015.

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

2016 Energy Efficiency Program Application

On April 15, 2016, PNM filed an application for energy efficiency and load management programs to be offered in 2017. The proposed program portfolio consists of ten programs with a total budget of $28.0 million. The application also seeks approval of an incentive of $2.4 million based on target savings of 75 GWh. The actual incentive will be based upon actual savings achieved. An unopposed stipulation settling all issues was filed on September 29, 2016. The stipulation establishes a method to ensure that funding of PNM’s energy efficiency program is equal to 3% of its retail revenues, with an estimated 2017 energy efficiency funding level of $26.0 million, and a sliding scale profit incentive with a base level of 7.1% of program costs if PNM achieves a minimum proscribed level of energy savings and increasing to a maximum of 9.0% depending on actual energy savings achieved above the minimum. A public hearing was held on October 26 and 27, 2016. PNM cannot predict the outcome of this matter.
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

Integrated Resource Plan
NMPRC rules require that investor owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first four years of that period. PNM filed its 2014 IRP on July 1, 2014. The four-year action plan was consistent with the replacement resources identified in PNM’s application to retire SJGS Units 2 and 3. PNM indicated that it planned to meet its anticipated long-term load growth with a combination of additional renewable energy resources, energy efficiency, and natural gas-fired facilities. Consistent with statute and NMPRC rule, PNM incorporated a public advisory process into the development of its 2014 IRP. On July 31, 2014, several parties requested the NMPRC not to accept the 2014 IRP as compliant with NMPRC rule because to do so could affect the pending proceeding on PNM’s application to abandon SJGS Units 2 and 3 and for CCNs for certain replacement resources (Note 11) and because they asserted that the IRP does not conform to the NMPRC’s IRP rule. Certain parties also asked that further proceedings on the IRP be held in abeyance until the conclusion of the then pending SJGS abandonment/CCN proceeding. The NMPRC issued an order in August 2014 that docketed a case to determine whether the IRP complies with applicable NMPRC rules. The order also held the case in abeyance pending the issuance of final, non-appealable orders in PNM’s 2015 renewable energy procurement plan case and its application to retire SJGS Units 2 and 3. The final order regarding PNM’s application to abandon SJGS Units 2 and 3 described in Note 11 states that the NMPRC will issue a Notice of Proposed Dismissal in the 2014 IRP docket. On May 4, 2016, the NMPRC issued the Notice of Proposed Dismissal, stating that the docket will be closed with prejudice within thirty days unless good cause is shown why the docket should remain open. On May 31, 2016, NEE filed a request to hold the protests filed against PNM’s IRP in abeyance or to dismiss those protests without prejudice. PNM responded on June 13, 2016 and requested that the NMPRC dismiss the case with prejudice. The NMPRC has not yet acted on its Notice of Proposed Dismissal or the request filed on May 31, 2016.
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

On April 26, 2016, PNM filed an application for an 80 MW gas plant to be located at SJGS. The plant would consist of two 40 MW aeroderivative units. PNM had requested a final order from the NMPRC by December 1, 2016 to facilitate a June 2018 in-service date. On October 13, 2016, PNM filed a motion to vacate the procedural schedule to allow PNM to assess the continued need for the plant in light of possible changed circumstances affecting loads and resources. The motion was granted on October 20, 2016. On October 28, 2016, PNM filed a motion to withdraw its application and close the docket. As grounds for the motion, PNM stated that, based on its updated peak demand forecast, the 80 MW plant would not be needed in 2018. PNM will continue to evaluate its resource needs as part of its ongoing resource planning activities and during the 2017 IRP process in which PNM’s entire 20-year portfolio of supply and demand-side resources will be evaluated in terms of cost and reliability requirements. PNM’s current capital forecast includes an additional 40 MW of peaking capacity that would be operational in 2020 to meet requirements for operating reserves. PNM cannot predict the outcome of this proceeding.

Advanced Metering Infrastructure Application

On February 26, 2016, PNM filed an application with the NMPRC requesting approval of a project to replace its existing customer metering equipment with Advanced Metering Infrastructure (“AMI”). The application also asks the NMPRC to authorize the recovery of the cost of the project, up to $87.2 million, in future ratemaking proceedings, as well as to approve the recovery

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of the remaining undepreciated investment in existing metering equipment estimated to be approximately $33 million at the date of implementation and the costs of customer education and severance for any affected employees. PNM does not intend to proceed with the AMI project unless the NMPRC approves the entire application. On August 5, 2016, PNM filed a motion to suspend its AMI application so that it could evaluate the effect of the final order in the NM 2015 Rate Case. This motion was approved and PNM must either propose a new procedural schedule or file a motion to withdraw the AMI application by November 28, 2016. PNM cannot predict the outcome of this matter.

Facebook Data Center Project

On July 8, 2016, PNM filed an application with the NMPRC for approval of:

•	Two new electric service rates

•	A PPA under which PNM would purchase renewable energy from PNMR Development

•	A special service contract to provide electric service to a prospective new customer, a large Internet company, that was considering locating a data center in PNM’s service area
The NMPRC approved PNM’s application on August 17, 2016. At that time, the new customer was also considering the state of Utah for the location of the data center. On September 15, 2016, PNM filed a notice informing the NMPRC that the customer, Facebook Inc., had announced that it was selecting a site in New Mexico for its new data center.
The customer’s service requirements include the acquisition by PNM of a sufficient amount of new renewable energy resources and RECs to match the energy and capacity requirements of the data center. PNM’s initial procurement will be through a PPA with PNMR Development for the energy production from 30 MW of new solar capacity that PNMR Development will construct and own. The cost of the PPA will be passed through to the customer under a new rate rider. A new special service rate will be applied to the customer’s energy consumption in those hours of the month when the customer’s consumption exceeds the energy production from the new renewable resources. Construction of the first 10 MW of solar capacity is expected to be completed in early 2018, which will coincide with initial operations of the data center, with the remainder of the capacity completed by mid-2018.
The approval order included a provision requiring that in any future rate case filed by PNM requesting an increase in rates of any other customer class, the NMPRC shall determine whether or not any customer class will be subject to increased rates due to the new customer’s fixed “Contribution to Production Charge for System Supplied Energy” and, if so, the NMPRC shall determine whether or not PNM will be allowed to recover such increased costs in the form of increased rates to other customers.
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
Firm-Requirements Wholesale Customers – Navopache Electric Cooperative, Inc.

As discussed in Note 17 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K, NEC filed a petition on April 8, 2015 for a declaratory order requesting that FERC find that NEC can purchase an unlimited amount of power and energy from third party supplier(s) under its PSA with PNM. Following proceedings before a settlement judge, PNM and NEC entered into, and filed with FERC, a settlement agreement on October 29, 2015 that includes certain amendments to the PSA and related contracts on file with FERC. FERC approved the settlement on January 21, 2016. Under the settlement agreement, PNM will serve all of NEC’s load in 2016 at reduced demand and energy rates from those under the PSA. Beginning January 1, 2016, NEC is also paying certain third-party transmission costs that it did not pay in 2014 and partially paid in 2015. The PSA and related transmission agreements will terminate on December 31, 2016. In 2017, PNM will serve 10 MW of NEC’s load under a short term coordination tariff at a rate lower than provided under the PSA. Revenues from NEC under the PSA were $4.8 million and $6.3 million in the three months ended September 30, 2016 and 2015 and $14.8 million and $19.7 million in the nine months ended September 30, 2016 and 2015.
TNMP
Advanced Meter System Deployment
In July 2011, the PUCT approved a settlement and authorized an AMS deployment plan that permits TNMP to collect $113.4 million in deployment costs through a surcharge over a 12-year period. TNMP began collecting the surcharge on August 11, 2011. Deployment of advanced meters began in September 2011. TNMP has completed its mass deployment by installing 242,246 advanced meters over a 5-year period.
The PUCT adopted a rule on August 15, 2013 creating a non-standard metering service for retail customers choosing to decline standard metering service via an advanced meter. The cost of providing non-standard metering service is to be borne by opt-out customers through an initial fee and ongoing monthly charge. As approved by the PUCT, TNMP is recovering $0.2 million in costs through initial fees ranging from $63.97 to $168.61 and ongoing annual expenses of $0.5 million through a $36.78 monthly fee. These amounts presume up to 1,081 consumers will elect the non-standard meter service, but TNMP has the right to adjust the fees if the number of anticipated consumers differs from that estimate. As of October 21, 2016, 100 customers have made the election. TNMP does not expect the implementation of non-standard metering service to have a material impact on its financial position, results of operations, or cash flows.

On October 2, 2015, TNMP filed a reconciliation of the costs and savings of its AMS deployment program with the PUCT. Those costs include $71.0 million in capital costs and $18.0 million in operation and maintenance expenses. However, since the deployment was not complete and the total program costs to date were $1.5 million below the original approved forecasts, TNMP did not request a change to its monthly surcharge amount. On January 8, 2016, the PUCT staff recommended that the PUCT approve TNMP’s reconciliation without adjustment and the PUCT accepted that recommendation on March 25, 2016.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(in millions)
September 8, 2014	$25.2	$4.2
March 16, 2015	27.1	4.4
September 10, 2015	7.0	1.4
March 23, 2016	25.8	4.3
September 8, 2016	9.5	1.8

Energy Efficiency

TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor (“EECRF”), which includes projected program costs, under or over collected costs from prior years, rate case expenses, and performance bonuses (if the programs exceed mandated savings goals). On May 27, 2016, TNMP filed its request to adjust the EECRF to reflect changes in costs for 2017. The total amount requested is $6.1 million, which includes a performance bonus of $0.8 million based on TNMP’s energy efficiency achievements in the 2015 plan year. On July 27, 2016, TNMP reached a settlement with the PUCT staff and intervenors approving a total request of $6.0 million, which includes a performance bonus of $0.8 million. The settlement was approved by the PUCT on September 8, 2016 and updated rates will become effective on March 1, 2017.

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

In 2008, fifty percent bonus tax depreciation was enacted as a temporary two-year stimulus measure as part of the Economic Stimulus Act of 2008. Bonus tax depreciation in various forms has been continuously extended since that time, most recently by the Protecting Americans from Tax Hikes Act of 2015. The 2015 act extends and phases-out bonus tax depreciation through 2019. As a result of the net operating loss carryforwards for income tax purposes created by bonus depreciation, and reduced future income taxes payable resulting from New Mexico House Bill 641, certain tax carryforwards are not expected to be utilized before their expiration. In accordance with GAAP, PNMR and PNM have impaired the tax carryforwards which were not expected to be utilized prior to their expiration. During the three months ended March 31, 2015, the impairment of the New Mexico net operating loss carryforward recorded in 2014 was refined, resulting in an additional impairment of $1.0 million, after federal income tax benefit, $0.7 million of which was recorded by PNM and $0.3 million was recorded in the Corporate and Other segment. TNMP had no such impairment in 2015. The Company has not recorded any impairments in 2016. The NMPRC’s final order in PNM’s NM 2015 Rate Case (Note 12) approved PNM’s request to record a regulatory asset to recover a 2014 impairment of PNM’s New Mexico net operating loss carryforward resulting from the extension of bonus depreciation. The impact, net of federal income taxes, amounts to $2.1 million, which is reflected as a reduction of income tax expense on the Condensed Consolidated Statement of Earnings.

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

PNMR, PNM, and TNMP are considered related parties as defined under GAAP. PNMR Services Company provides corporate services to PNMR and its subsidiaries in accordance with shared services agreements. The table below summarizes the nature and amount of related party transactions of PNMR, PNM, and TNMP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Services billings:
PNMR to PNM	$22,189	$21,894	$67,192	$65,961
PNMR to TNMP	6,593	6,707	20,881	20,366
PNM to TNMP	105	136	347	424
TNMP to PNMR	10	—	30	—
Interest billings:
PNMR to TNMP	13	34	112	167
PNMR to PNM	3	10	8	38
PNM to PNMR	38	24	110	79
Income tax sharing payments:
PNMR to PNM	—	—	—	1,450
PNMR to TNMP	—	—	—	—

(15)	Goodwill

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

MD&A FOR PNMR

EXECUTIVE SUMMARY
Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 765,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP.
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

Earning Authorized Returns on Regulated Businesses

PNMR’s success in accomplishing its strategic goals is highly dependent on two key factors: fair and timely regulatory treatment for its utilities and the utilities’ strong operating performance. The Company has multiple strategies to achieve favorable regulatory treatment, all of which have as their foundation a focus on the basics: safety, operational excellence, and customer satisfaction, while engaging stakeholders to build productive relationships. Both PNM and TNMP seek cost recovery for their investments through general rate cases and various rate riders.

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

State Regulation

New Mexico Rate Case – On August 27, 2015, PNM filed an application with the NMPRC for a general increase in retail electric rates (the “NM 2015 Rate Case”). Key aspects of PNM’s request were:

•	An increase in base non-fuel revenues of $121.5 million

•	Based on a future test year (“FTY”) beginning October 1, 2015

•	ROE of 10.5%

•	Drivers of revenue deficiency
◦Infrastructure investments

◦	Declines in forecasted energy sales due to successful energy efficiency programs and other economic factors

•	Proposed changes to rate design to establish fair and equitable pricing across rate classes and to better align cost recovery with cost causation
◦Increased customer and demand charges
◦A revenue decoupling pilot program applicable to residential and small commercial customers
◦Re-allocation of revenue among customer classes
◦A new economic development rate
◦Continuation of PNM’s renewable energy rider

Hearings were held in April and June of 2016. On August 4, 2016, the hearing examiner in the case issued a recommended decision (“RD”).  The RD proposed an increase in non-fuel revenues of $41.3 million compared to the $121.5 million increase requested by PNM. Major components of the difference in the increase in non-fuel revenues, include:

•	The RD proposed a ROE of 9.575% compared to the 10.5% requested by PNM

•
The RD proposed disallowing recovery of the entire $163.3 million purchase price for the January 15, 2016 purchases of the assets underlying leases of portions of PVNGS Unit 2 (Note 6), aggregating 64.1 MW of capacity

•
The RD proposed that PNM not recover from retail customers any of the $18.1 million of annual rent expense under leases of capacity, aggregating 114.6 MW, in PVNGS Units 1 and 2 that were extended for eight years beginning January 15, 2015 and 2016 (Note 6);

•	The RD also proposed that property taxes on the previously leased assets and the extended leases not be recovered from retail customers; the property taxes aggregate $2.3 million annually

•
The RD proposed that PNM not recover the costs of converting SJGS Units 1 and 4 to BDT, which is required by the NSR permit for SJGS, (Note 11); PNM’s share of the costs of installing the BDT equipment was $52.3 million of which $40.0 million was included in rate base in PNM’s current rate request

•	The RD proposed that $4.5 million of amounts recorded as regulatory assets and deferred charges not be recovered from retail customers

The RD recommended that the NMPRC find PNM was imprudent in the actions taken to purchase the previously leased 64.1 MW of capacity in PVNGS Unit 2, extending the leases for 114.6 MW of capacity of PVNGS Units 1 and 2, and installing the BDT equipment on SJGS Units 1 and 4. The RD also proposed changes in the methods of recovering certain costs through PNM’s FPPAC and renewable energy rider. The RD credited retail customers with 100% of the New Mexico jurisdictional portion of revenues from refined coal (a third-party pre-treatment process) at SJGS. The RD recommended continuation of the renewable energy rider and certain aspects of PNM’s proposals regarding rate design, but would not approve certain other rate design proposals or PNM’s request for a revenue decoupling pilot program. The RD proposed approving PNM’s proposals for revised depreciation rates (with one exception), the inclusion of CWIP in rate base, and ratemaking treatment of the prepaid pension asset. The RD did not preclude PNM from supporting the prudence of the PVNGS purchases and lease renewals in its next general rate case and seeking recovery of those costs. PNM disagreed with many of the key conclusions reached by the hearing examiner in the RD and filed exceptions to those conclusions. Other parties also filed exceptions to the RD.

The NMPRC issued a final order on September 28, 2016 that authorizes PNM to implement an increase in non-fuel rates of $61.2 million, effective for bills sent after September 30, 2016. The final order generally approved the RD, but with certain significant modifications. The modifications to the RD include:

•
Inclusion of the January 2016 purchase of the assets underlying three leases of capacity, aggregating 64.1 MW, of PVNGS Unit 2 at an initial rate base value of $83.7 million; and disallowance of the recovery of the undepreciated costs of capitalized improvements made during the period the 64.1 MW was being leased by PNM, which aggregated $43.8 million when the final order was issued

•	Full recovery of the rent expense and property taxes associated with the extended leases for capacity, aggregating 114.6 MW, in Palo Verde Units 1 and 2

•
Disallowance of the recovery of any future contribution for PVNGS decommissioning costs related to the 64.1 MW of capacity purchased in January 2016 and the 114.6 MW of capacity under the extended leases

•	Recovery of assumed operating and maintenance expense savings of $0.3 million annually related to BDT

On September 30, 2016, PNM filed a Notice of Appeal with the NM Supreme Court regarding the order in the NM 2015 Rate Case. Subsequently, NEE, NMIEC, and ABCWUA filed notices of cross appeal. On October 26, 2016, PNM filed, with the NM Supreme Court, a statement of issues related to its appeal, which states PNM is appealing the NMPRC’s determination that PNM was imprudent in the actions taken to purchase the previously leased 64.1 MW of capacity in PVNGS Unit 2, extending the leases for 114.6 MW of capacity of PVNGS Units 1 and 2, and installing the BDT equipment on SJGS Units 1 and 4. Specifically, PNM’s statement indicated it is appealing the following elements of the NMPRC’s final order:

•	Disallowance of recovery of the full purchase price, representing fair market value, of the 64.1 MW of capacity in PVNGS Unit 2 purchased in January 2016

•	Disallowance of the recovery of the undepreciated costs of capitalized improvements made during the period the 64.1 MW of capacity was leased by PNM

•	Disallowance of recovery of future contributions for PVNGS decommissioning attributable to previously leased capacity

•	Disallowance of recovery of the costs of converting SJGS Units 1 and 4 to BDT

The court has taken no action with respect to the appeals. Although appeals of regulatory actions of the NMPRC have a priority at the NM Supreme Court under New Mexico law, there is no required time frame for the court to act on the appeals.

As of September 30, 2016, PNM evaluated the accounting consequences of the final order in the NM 2015 Rate Case and the likelihood of being successful on the issues it is appealing in the NM Supreme Court as required under GAAP. The evaluation indicates it is reasonably possible that PNM will be successful on the issues it is appealing. If the NM Supreme Court rules in PNM’s favor on some or all of the issues, those issues would be remanded back to the NMPRC for further action. PNM estimates that it will take a minimum of 15 months, from the date PNM filed its appeal, for the NM Supreme Court to render a decision and for the NMPRC to take action on any remanded issues. During such time, the rates specified in the final order will remain in effect. Accordingly, at September 30, 2016, PNM recorded a pre-tax regulatory disallowance of $11.3 million representing 15 months of capital cost recovery on its investments that the final order disallowed and amounts recorded as regulatory assets and deferred charges that the final order disallowed.

PNM continues to believe that the disallowed investments, which are the subject of PNM’s appeal, were prudently incurred and that PNM is entitled to full recovery of those investments through the ratemaking process. Although PNM believes it is reasonably possible that its appeals will be successful, it cannot predict what decision the NM Supreme Court will reach or what further actions the NMPRC will take on any issued remanded to it by the court. If PNM’s appeal is unsuccessful, PNM would record additional pre-tax losses related to any unsuccessful issues. If the appeal is unsuccessful on all issues, the additional losses could aggregate $168.5 million based on the September 30, 2016 book values of PNM’s investments that the final order disallowed, after considering the loss recorded at September 30, 2016.

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

TNMP General Rate Case – TNMP’s last general rate case was filed in 2010 with new rates becoming effective on February 1, 2011. In connection with TNMP’s deployment of its advance meter system (Note 12), TNMP has committed to file a general rate case no later than September 1, 2018. TNMP has also committed that it would not file a request for an increase in rates under the PUCT’s rule permitting interim rate adjustments to reflect changes in investments in distribution assets until after the 2018 general rate case.

FERC Regulation

In early 2013, PNM completed rate proceedings for all of its FERC regulated transmission customers and for NEC, its largest generation services customer, which improved PNM’s returns for providing those services. PNM has allocated a portion of its generation assets to serve FERC wholesale generation services customers for a number of years.  Recently, the low natural gas price environment has caused market prices for power to be substantially lower than what PNM is able to offer wholesale customers under the cost of service model that FERC requires PNM to use.  As a result of this change in market conditions, PNM has not been earning an adequate return on the assets required to serve wholesale contracts. Consequently, PNM has decided to stop pursuing wholesale contracts that are served with the same generation assets that serve retail customers.

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

On October 29, 2015, PNM and NEC entered into, and filed with FERC, a settlement agreement that includes amendments to the PSA and related contracts. FERC approved the settlement in January 2016. Under the agreement, PNM will serve all of NEC’s load in 2016 at reduced demand and energy rates from those under the PSA. Beginning January 1, 2016, NEC is also paying certain third-party transmission costs that it did not pay in 2014 and only partially paid in 2015. The PSA, which contained an expiration date in 2035, will terminate on December 31, 2016. In 2017, PNM will continue to serve 10 MW of NEC’s load under a short-term coordination tariff at a rate lower than provided under the PSA, but higher than prices available under short-term market rates at the time of the settlement. For the nine months ended September 30, 2016 and 2015, revenues were $14.8 million and $19.7 million under the PSA. Although the settlement agreement will negatively impact results of operations in 2016 and 2017, PNM expects to be able to mitigate these impacts through market sales of power that would have been sold to NEC, reductions in fuel and transmission expenses, and other measures. PNM anticipates that, in future general rate cases, assets and costs previously assigned to serve NEC will be reassigned, primarily to retail customers.

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
Delivering Above Industry-Average Earnings and Dividend Growth
PNMR’s strategic goal to deliver above industry-average earnings and dividend growth enables investors to realize the value in the Company’s business. PNMR’s current target is seven to eight percent earnings growth through 2019. Earnings growth is based on ongoing earnings, which is a non-GAAP financial measure that excludes from earnings determined in accordance with GAAP certain non-recurring, infrequent, and other items that are not indicative of fundamental changes in the earnings capacity of the Company’s operations. PNMR uses ongoing earnings to evaluate the operations of the Company and to establish goals, including those used for certain aspects of incentive compensation, for management and employees.
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
Investing in PNM’s and TNMP’s infrastructure is critical to ensuring reliability and meeting future energy needs. Both utilities have long-established records of providing customers with reliable electric service. Through 2014, both PNM and TNMP ranked in the top quartile nationally for reliability for three out of the previous five years. In 2014, PNM delivered its best reliability performance in the past seven years and TNMP’s reliability was its best in a decade. PNM was again ranked in the electric utility industry top (first) quartile for 2015 despite 2015 being one of the wettest years on record in New Mexico, whereas TNMP’s reliability was ranked in the third quartile as it was more negatively impacted by severe weather events accompanied with record amounts of rain in certain areas of Texas.
Advanced Metering
In September 2011, TNMP began its deployment of advanced meters for homes and businesses across its Texas service area. As of September 30, 2016, TNMP had completed its mass deployment by installing more than 242,000 advanced meters. As part of the State of Texas’ long-term initiative to create an advanced electric grid, installation of advanced meters will ultimately give consumers more data about their energy consumption and help them make more informed decisions. In addition, TNMP recently completed installation of a new outage management system that will leverage capabilities of the advanced metering infrastructure to enhance TNMP’s responsiveness to outages.

On February 26, 2016, PNM filed an application with the NMPRC requesting approval of a project to replace its existing customer metering equipment with Advanced Metering Infrastructure (“AMI”). The application also asks the NMPRC to authorize the recovery, in future ratemaking proceedings, of the cost of the project, up to $87.2 million, as well as to approve the recovery of the remaining undepreciated investment in existing metering equipment estimated to be approximately $33 million and the costs of customer education and severance for any affected employees. PNM does not intend to proceed with the AMI project unless the NMPRC approves the entire application. On August 5, 2016, PNM filed a motion to suspend its AMI application so that it could evaluate the effect of the final order in the NM 2015 Rate Case. This motion was approved and PNM must either propose a new procedural schedule or file a motion to withdraw the AMI application by November 28, 2016. PNM cannot predict the outcome of this matter.

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

PNM has begun its process for the 2017 IRP that is to be filed by July 3, 2017. In the NMPRC’s final order concerning SJGS’ compliance with the BART requirements of the CAA discussed in Note 11, PNM is required to make a filing in 2018 to determine the extent to which SJGS should continue serving PNM’s retail customers’ needs after June 30, 2022. To facilitate the 2018 filing, PNM anticipates developing two resource portfolios in the 2017 IRP, one with SJGS continuing beyond 2022 and one where it is shutdown.
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

SJGS

Regional Haze Rule Compliance Plan – On December 16, 2015, PNM received NMPRC approval for the plan to comply with the EPA regional haze rule at SJGS that minimizes the cost impact to customers while still achieving broad environmental benefits. Under the approved plan, the installation of SNCRs on SJGS Units 1 and 4 was completed in early 2016 and Units 2 and 3 will be retired by the end of 2017. The plan provides for similar visibility improvements, but at a lower cost to PNM customers than a previous EPA ruling that would have required the installation of more expensive SCRs on all four units at SJGS. The plan has the added advantage of reducing other emissions in addition to NOx, including SO2, particulate matter, CO2, and mercury, as well as reducing water usage. Additional information is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K and in Note 11.

Under the key provisions of the order approving the compliance plan, PNM:

•
Will retire SJGS Units 2 and 3 (PNM’s current ownership interest totals 418 MW) at December 31, 2017 and recover, over 20 years, 50% (currently estimated to be approximately $128.6 million) of their undepreciated net book value at that date and earn a regulated return on those costs

•
Is granted a CCN to acquire an additional 132 MW in SJGS Unit 4, with an initial book value of zero, plus SNCR costs and whatever portion of BDT costs the NMPRC determines to be reasonable and prudent to be allowed for recovery in rates (Note 12)

•	Is granted a CCN for 134 MW of PVNGS Unit 3 with an initial rate base value equal to the book value as of December 31, 2017 (estimated to be approximately $152 million)

•	Is authorized to acquire 65 MW of SJGS Unit 4 as merchant utility plant, which will not be included in rates charged to retail customers

•	Will accelerate recovery of SNCR costs on SJGS Units 1 and 4 so that the costs are fully recovered by July 1, 2022

•	Is required to make a NMPRC filing in 2018 to determine the extent that SJGS should continue serving PNM’s customers’ needs after mid-2022

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

At December 31, 2015, PNM recorded pre-tax losses aggregating $165.7 million to reflect the write-off of the 50% of the estimated December 31, 2017 net book value of SJGS Units 2 and 3 that will not be recovered, the other unrecoverable costs, and the increase in the estimated liability recorded for coal mine reclamation resulting from the new coal mine reclamation arrangement entered into in conjunction with the new coal supply agreement (“CSA”). In the nine months ended September 30, 2016, PNM recorded additional pre-tax losses of $6.0 million resulting from revised estimates of these items. Additional information about the CSA is discussed below and further described under Coal Supply in Note 16 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K and in Note 11.

On January 14, 2016, NEE filed, with the NM Supreme Court, a Notice of Appeal of the NMPRC’s December 16, 2015 final order. On March 31, 2016, NEE filed, with the NMPRC, a complaint against PNM regarding the financing provided by NM Capital to facilitate the sale of SJCC. The complaint alleges that PNM failed to comply with its discovery obligation in the SJGS abandonment case and requests the NMPRC to investigate whether the financing transactions could adversely affect PNM’s ability to provide electric service to its retail customers. PNM responded to the complaint on May 4, 2016. The NMPRC has taken no action on this matter.

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

The San Juan Project Restructuring Agreement (“RA”) sets forth the agreement among the SJGS owners regarding ownership restructuring. Key provisions of the RA include:

•
Capacity acquisition – On December 31, 2017, PNM will acquire 132 MW of the exiting owners’ capacity in SJGS Unit 4 and PNMR Development agreed to acquire 65 MW of such capacity. It is currently anticipated that PNMR Development will transfer the rights and obligations related to the 65 MW to PNM prior to December 31, 2017 in order to facilitate dispatch of power from that capacity. As ordered by the NMPRC, PNM would treat the 65 MW as merchant utility plant that would be excluded from retail rates.

•
Coal inventory – The RA also sets forth the terms under which PNM acquired the coal inventory of the exiting SJGS participants as of January 1, 2016 and will provide coal supply to the exiting participants during the period from January 1, 2016 through December 31, 2017, which arrangement provides economic benefits that are being passed on to PNM’s customers through the FPPAC.

•
Coal supply – The RA became effective contemporaneously with the effectiveness of the new CSA for SJGS. The effectiveness of the new CSA was dependent on the closing of the purchase of the existing coal mine operation by a new mine operator, which occurred on January 31, 2016. In support of the closing of the mine purchase and to facilitate PNM customer savings, NM Capital, a wholly owned subsidiary of PNMR, provided funding of $125.0 million to Westmoreland San Juan, LLC (“WSJ”), a ring-fenced, bankruptcy-remote, special-purpose entity that is a subsidiary of Westmoreland Coal Company to finance the purchase price. NM Capital was able to provide the $125.0 million financing to WSJ by first entering into a $125.0 million term loan agreement with a commercial bank. PNMR guarantees NM Capital’s obligations to the bank. The Westmoreland Loan has a maturity date of February 1, 2021 and initially bears interest at a rate of 7.25% plus LIBOR and escalates over time. WSJ must pay principal and interest quarterly to NM Capital in accordance with an amortization schedule. The Westmoreland Loan has been structured to encourage prepayments and early retirement of the debt. As of October 21, 2016, the balance of the Westmoreland Loan was $110.0 million and $17.3 million was held in a restricted bank account that will be used to make a $15.0 million principal payment on the Westmoreland Loan and interest of $2.3 million, which are due on November 1, 2016.

•
Coal mine reclamation – Under the terms of the CSA, PNM and the other SJGS owners are obligated to compensate SJCC for all reclamation liabilities associated with the supply of coal from the San Juan mine. In connection with certain mining permits relating to the operation of the San Juan mine, SJCC is required to post reclamation bonds, which currently aggregate $118.7 million, with the NMMMD. PNMR has arrangements under which a bank has issued $30.3 million in letters of credit to facilitate posting of the required reclamation bonds. See Note 11.

Other SJGS Environmental Matters – In addition to the regional haze rule, SJGS is required to comply with other rules currently being developed or implemented that affect coal-fired generating units, including rules regarding GHG under Section 111(d) of the CAA. Implementation of the Clean Power Plan, which was published by EPA in October 2015, is currently stayed by order of the US Supreme Court pending further proceedings before the DC Circuit. Oral argument was heard by the DC Circuit in September 2016, but the court has taken no action. PNM estimates that implementation of the BART plan at SJGS discussed above should provide a significant step for New Mexico to meet its ultimate compliance with Section 111(d). PNM is unable to predict the impact of this rule on its fossil-fueled generation.
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
Renewable Energy
PNM’s renewable procurement strategy includes utility-owned solar capacity, as well as wind and geothermal energy purchased under PPAs. As of December 31, 2015, PNM owned 107 MW of utility-scale solar capacity, including 40 MW completed in 2015. The application for a general rate increase discussed above includes recovery of the costs associated with the new 40 MW solar facilities. As discussed in Note 12, PNMR Development will construct and own 30 MW of new solar capacity that PNM will use to supply power to new data center being constructed by Facebook Inc. in PNM’s service territory. In addition, PNM purchases power from a customer-owned distributed solar generation program that had an installed capacity of 57.3 MW at September 30, 2016. PNM also owns the 500 KW PNM Prosperity Energy Storage Project, which uses advanced batteries to store solar power and dispatch the energy either during high-use periods or when solar production is limited. The project was one of the first combinations of battery storage and PV energy in the nation and involved extensive research and development of advanced grid concepts. The facility was also the nation’s first solar storage facility fully integrated into a utility’s power grid. Since 2003, PNM has purchased the output from a 204 MW wind facility and began purchasing the output of another existing 102 MW wind energy center on January 1, 2015. PNM has a 20-year agreement to purchase energy from a geothermal facility built near Lordsburg, New Mexico. The facility began providing power to PNM in January 2014. The current capacity of the geothermal facility is 4 MW and future expansion may result in up to 9 MW of generation capacity. PNM also purchases RECs as necessary to meet the RPS.
These renewable resources are key means for PNM to meet the RPS and related regulations that require PNM to achieve prescribed levels of energy sales from renewable sources, if that can be accomplished without exceeding the RCT limit set by the NMPRC. PNM makes renewable procurements consistent with the plans approved by the NMPRC. PNM’s 2016 renewable energy procurement plan meets RPS and diversity requirements within the RCT in 2016 and 2017. PNM’s 2017 renewable energy procurement plan meets RPS and diversity requirements for 2017 and 2018 using existing resources and does not propose any significant new procurements. PNM projects that its plan will slightly exceed the RCT in 2017 and has requested a variance from the RCT , but will be within the RCT in 2018. The NMPRC must enter an order approving or modifying the plan by November 28, 2016. PNM will continue to procure renewable resources while balancing the impact to customers’ bills in order to meet New Mexico’s escalating RPS requirements.
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
The PNM Resources Foundation helps nonprofits become more energy efficient through Reduce Your Use grants. In each of 2015 and 2016, the foundation has awarded $0.3 million to support 54 projects in New Mexico to provide shade structure installations, window replacements, and efficient appliance purchases. Since the program’s inception in 2008, Reduce Your Use grants have provided nonprofit agencies in New Mexico with more than $2.1 million of support. In 2014, the PNM Resources Foundation launched a new grant program designed to help nonprofit organizations build more vibrant communities.  In 2015 and 2016, Power Up Grants in the aggregate amount of $0.5 million and $0.5 million were awarded to 34 and 29 nonprofits in New Mexico and Texas for projects ranging from creating community gathering spaces to revitalizing neighborhood parks to building a youth sports field.

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

Communications – PNM also has expanded its integrated communication efforts, including increased social media efforts, radio, television, newspaper and digital advertising, fact sheets for stakeholders on key PNM issues, e-newsletters, and identification and participation in key stakeholder events. Communication is a major driver for JD Power customer satisfaction scores. PNM’s websites, www.pnm.com and www.PowerforProgress.com, provide the details of major regulatory filings, including general rate requests, as well as the background on PNM’s efforts to maintain reliability, keep prices affordable, and protect the environment. The websites are designed to be a resource for the facts about PNM’s operations and community support efforts, including plans for building a sustainable energy future for New Mexico.

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

TNMP

Community Outreach – In Texas, community outreach is centered first on local relationships, specifically with community leaders, nonprofit organizations, and key customers in areas served by TNMP. Community liaisons serve in each of TNMP’s three business areas, reaching out and ensuring productive lines of communication between TNMP and its key stakeholders.

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
Economic Factors
PNM – In the nine months ended September 30, 2016, PNM experienced a decrease in weather normalized retail load of 0.6% compared to 2015, primarily due to decreased industrial sales.  PNM has been impacted by a sluggish economy in New Mexico although PNM’s service territory, particularly in the Albuquerque metropolitan area, has recently experienced small business growth. There have been some recent announcements of businesses moving operations into PNM’s service territory, including the selection of a site in New Mexico for a data center by Facebook Inc., and there have been some expansions of existing businesses, particularly in healthcare, education, and professional services. The employment growth recently in the Albuquerque metro area has been improving with growth of 1.2% for the rolling twelve months ended in September 2016. New Mexico overall continues to experience softness that is driven primarily by low oil and natural gas prices. Although PNM does not serve the regions of the state that produce oil and gas, it is anticipated that the impacts of layoffs and the decrease in state royalty revenues will further soften the economies in PNM’s service territory to some degree, particularly in the Albuquerque metropolitan area and Santa Fe, as the state deals with budget shortfalls.
A large industrial customer of PNM has announced a restructuring initiative, but has not formally announced what impacts, if any, the restructuring would have on its operations in PNM’s service territory. Accordingly, PNM is unable to predict if there will be any impact to its operations.
TNMP – In the nine months ended September 30, 2016, TNMP’s weather normalized volumetric retail load increased 3.0% compared to 2015 and demand-based load was up 2.9%. Most of TNMP’s industrial and larger commercial customers are billed based on their peak demand. The Texas economy continues to grow, primarily due to its diverse base, which helps compensate for the weakness in the energy sector that is being impacted by the continued low oil price environment. Employment growth, particularly in Dallas, continues to increase. Since the recent recession, Texas has fared better than the national average in job growth and unemployment although there has been some recent softening in job growth, particularly in the Houston area that appears to be related to lower oil prices.
Results of Operations
Net earnings attributable to PNMR were $92.0 million, or $1.15 per diluted share in the nine months ended September 30, 2016 compared to $107.1 million, or $1.34 per diluted share, in 2015. Among other things, earnings in 2016 benefited from warmer weather in the summer months, including the impacts of rates per KWh being higher in the summer than the rest of the year, increased number of customers, and rate relief at PNM; rate increases and increased load at TNMP; reduced rent expense under the PVNGS leases and plant maintenance costs at PNM; higher interest income; and greater earnings and realized gains on securities held in decommissioning and reclamation trusts compared to the prior year. However, these increases were more than offset by regulatory disallowances, decreased load at PNM in early 2016, lower sales prices for power from PVNGS Unit 3, lower revenue from NEC, lower equity AFUDC, milder weather at TNMP, a 2015 refund under a FERC tariff for gas transportation agreements, and increased depreciation, property tax, interest, and employee related expenses. Additional information on factors impacting results of operation for each segment is discussed under Results of Operations below.
 Liquidity and Capital Resources
PNMR has a $300.0 million revolving credit facility and PNM has a $400.0 million revolving credit facility, both of which expire in October 2020. Both facilities provide capacities for short-term borrowing and letters of credit. In addition, PNM has a $50.0 million revolving credit facility, which expires in January 2018, with banks having a significant presence in New Mexico and TNMP has a $75.0 million revolving credit facility, which expires in September 2018. Total availability for PNMR on a consolidated basis was $592.8 million at October 21, 2016. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.
The Company projects that its total capital requirements, consisting of construction expenditures and dividends, will total $2,675.0 million for 2016-2020, including amounts expended through September 30, 2016. The construction expenditures include estimated amounts for environmental upgrades at SJGS and Four Corners, 30 MW of new solar capacity to supply power to a new data center being constructed by Facebook Inc. (Note 12), and the January 15, 2016 purchase of the assets underlying three of the PVNGS Unit 2 leases at the expiration of those leases. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2016-2020 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Refer also to Disclosure Regarding Forward Looking Statements and to Part II, Item 1A. Risk Factors.

A summary of net earnings attributable to PNMR is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(In millions, except per share amounts)
Net earnings attributable to PNMR	$54.4	$61.0	$(6.6)	$92.0	$107.1	$(15.1)
Average diluted common and common equivalent shares	80.1	80.1	—	80.1	80.1	—
Net earnings attributable to PNMR per diluted share	$0.68	$0.76	$(0.08)	$1.15	$1.34	$(0.19)

The components of the change in earnings attributable to PNMR are:

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
	(In millions)
PNM	$(8.3)	$(19.7)
TNMP	0.2	(1.4)
Corporate and Other	1.6	6.1
Net change	$(6.6)	$(15.1)

Information regarding the factors impacting PNMR’s operating results by segment are set forth below.

Segment Information

The following discussion is based on the segment methodology that PNMR’s management uses for making operating decisions and assessing performance of its various business activities. See Note 3 for more information on PNMR’s operating segments.

PNM

PNM’s utility margin is defined as electric operating revenues less cost of energy, which consists primarily of fuel and purchase power costs. PNM believes that utility margin provides a more meaningful basis for evaluating operations than electric operating revenues since substantially all fuel and purchase power costs are offset in revenues as those costs are passed through to customers under PNM’s FPPAC. In the three and nine months ended September 30, 2016, fuel and purchased power costs passed through the FPPAC were $16.7 million and $78.8 million less than in 2015, which reduced both revenue and cost of energy. The decreases reflect lower coal costs at SJGS beginning in 2016 under the new CSA. See Note 11. In 2015, PNM also was recovering an under-collection of fuel costs that resulted from a prior regulatory proceeding, which amount was fully recovered as of December 31, 2015. See Note 17 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K.

The following table summarizes the operating results for PNM:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(In millions)
Electric operating revenues	$311.3	$333.4	$(22.1)	$780.2	$870.8	$(90.6)
Cost of energy	88.6	105.7	(17.1)	222.4	299.3	(76.9)
Utility margin	222.7	227.7	(5.0)	557.9	571.5	(13.6)
Operating expenses	109.3	105.0	4.3	315.0	312.5	2.5
Depreciation and amortization	33.3	29.0	4.3	97.8	86.4	11.4
Operating income	80.1	93.7	(13.6)	145.1	172.5	(27.4)
Other income (deductions)	6.5	6.4	0.1	25.9	23.4	2.4
Interest charges	(22.2)	(19.8)	(2.4)	(66.5)	(59.5)	(7.0)
Segment earnings before income taxes	64.3	80.3	(16.0)	104.5	136.5	(32.0)
Income (taxes)	(19.3)	(27.3)	8.0	(32.1)	(44.6)	12.4
Valencia non-controlling interest	(4.0)	(3.7)	(0.3)	(11.0)	(10.9)	(0.1)
Preferred stock dividend requirements	(0.1)	(0.1)	—	(0.4)	(0.4)	—
Segment earnings	$40.9	$49.2	$(8.3)	$60.9	$80.6	$(19.7)

The following table shows total GWh sales, including the impacts of weather, by customer class and average number of customers:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2016	2015	Change	2016	2015	Change
	(Gigawatt hours, except customers)
Residential	967.9	958.0	1.0%	2,468.6	2,436.7	1.3%
Commercial	1,063.5	1,060.1	0.3	2,921.7	2,882.2	1.4
Industrial	223.9	254.7	(12.1)	658.8	720.3	(8.5)
Public authority	73.9	72.8	1.5	187.3	182.7	2.5
Economy energy service (1)	197.5	195.8	0.9	610.2	591.8	3.1
Firm-requirements wholesale	100.1	108.3	(7.6)	324.7	322.9	0.6
Other sales for resale (2)	727.6	515.8	41.1	1,997.4	1,527.4	30.8
	3,354.4	3,165.5	6.0%	9,168.7	8,664.0	5.8%
Average retail customers (thousands)	519.0	515.3	0.7%	518.2	514.4	0.7%

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

Operating Results – Three months ended September 30, 2016 compared to 2015

The following table summarizes the significant changes to utility margin:

Three Months Ended September 30, 2016
Change
Utility margin:	(In millions)

Customer usage/load – PNM’s weather normalized retail KWh sales decreased 0.4%, but increased for residential and commercial classes, who pay a higher price per KWh; the average number of retail customers increased 0.7%	$2.6
Rate relief – Additional revenue due to rate increase approved by the NMPRC on September 28, 2016	2.3
Weather – Cooler weather in 2016 compared to 2015 resulted in lower sales; cooling degree days were 9.1% lower in 2016	(0.3)
Transmission – Higher revenues under formula transmission rates, partly offset by increased cost of third party transmission	0.7
Wholesale contracts – Primarily lower revenues from NEC (Note 12)	(1.3)
Unregulated margin – Lower market prices for PVNGS Unit 3 sales	(3.5)
Rate riders – Includes renewable energy and energy efficiency riders, which are offset in operating expenses, depreciation and amortization, and interest charges	(1.8)
Net unrealized economic hedges – Primarily related to hedges of PVNGS Unit 3 power sales	(1.9)
Other	(1.8)
Net Change	$(5.0)

The following tables summarize the primary drivers for operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended September 30, 2016
Change
Operating expenses:	(In millions)

Regulatory disallowance due to the NMPRC’s September 28, 2016 final order in PNM’s NM 2015 Rate Case (Note 12)	$11.3
Regulatory disallowance due to change in estimated write-offs associated with the SJGS BART determination and ownership restructuring (Note 11)	5.2
Higher pension and OPEB costs	1.5
Lower labor and outside consulting costs	(1.9)
Lower costs associated with rate riders, which are offset in utility margin	(0.5)
Lower environmental expenses	(0.6)
Lower employee medical costs due to lower claims experience	(0.9)
Lower plant maintenance costs	(4.4)
Lower rent expense associated with PVNGS leases (Note 6)	(5.6)
Other	0.2
Net Change	$4.3

Three Months Ended September 30, 2016
Change
(In millions)
Depreciation and amortization:

Purchase of assets underlying PVNGS Unit 2 leases (Note 6)	$1.5
Other additions to utility plant in service, including PNM-owned solar PV facilities and environmental upgrades at SJGS	2.8
Net Change	$4.3

Other income (deductions):

Higher gains on available-for-sale securities in the NDT and coal mine reclamation trusts	$2.0
Higher interest income and lower trust expenses related to available-for-sale securities in the NDT and coal mine reclamation trusts	0.4
Lower equity AFUDC as a result of lower construction spending	(2.5)
Other	0.2
Net Change	$0.1

Interest charges:

Lower debt AFUDC as a result of lower construction spending	$(1.3)
Issuance of $250.0 million of long-term debt on August 11, 2015	(0.9)
Other	(0.2)
Net Change	$(2.4)

Income taxes:

Decrease due to lower segment earnings before income taxes	$6.4
Allowed regulatory recovery of prior year impairment of state net operating loss carryforward (Note 13)	$2.1
Other	(0.5)
Net Change	$8.0

Operating Results – Nine months ended September 30, 2016 compared to 2015

The following table summarizes the significant changes to utility margin:

Nine Months Ended September 30, 2016
Change
Utility margin:	(In millions)

Customer usage/load – PNM’s weather normalized retail KWh sales decreased 0.6%, as increased commercial sales were offset by decreased industrial sales; increased residential sales during the summer months when rates per KWh are higher more than offset decreases in sales from the spring and summer months; the average number of retail customers increased 0.7%	$1.4
Rate relief – Additional revenue due to rate increase approved by the NMPRC on September 28, 2016	2.3
Leap year – Increase in revenue due to additional day in 2016	1.6
Weather – Warmer summer weather; cooling degree days were higher by 20.9% in the second quarter of 2016, but were lower by 9.1% in the third quarter	2.8
Transmission – Higher revenues under formula transmission rates and lower cost of third party transmission	2.2
Wholesale contracts – Primarily lower revenues from NEC (Note 12)	(4.2)
Unregulated margin – Lower market prices for PVNGS Unit 3 sales	(9.5)
Rate riders – Includes renewable energy and energy efficiency riders, which are offset in operating expenses, depreciation and amortization, and interest charges	(3.1)
Net unrealized economic hedges – Primarily related to hedges of PVNGS Unit 3 power sales	(0.9)
Gas transportation agreement – 2015 refund under FERC tariff	(4.2)
Other	(2.0)
Net Change	$(13.6)

The following tables summarize the primary drivers for operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Nine Months Ended September 30, 2016
Change
Operating expenses:	(In millions)

Regulatory disallowance due to the NMPRC’s September 28, 2016 final order in PNM’s NM 2015 Rate Case (Note 12)	$11.3
Regulatory disallowance due to change in estimated write-offs associated with the SJGS BART determination and ownership restructuring (Note 11)	5.9
Higher labor, pension, and OPEB costs	5.4
Higher property taxes due to increases in utility plant in service	1.2
Lower rent expense due to the termination of the EIP lease on April 1, 2015	(0.7)
Lower environmental expenses	(1.0)
2015 regulatory disallowance of rate case expenses resulting from the NMPRC dismissal of the 2014 general rate case	(1.5)
Lower plant maintenance costs at SJGS and gas-fired plants, partially offset by increased costs at PVNGS and Four Corners	(1.6)
Lower rent expense associated with PVNGS leases (Note 6)	(16.3)
Other	(0.2)
Net Change	$2.5

Depreciation and amortization:

Purchase of assets underlying PVNGS Unit 2 leases (Note 6)	$3.8
Other additions to utility plant in service, including PNM-owned solar PV facilities and environmental upgrades at SJGS	7.6
Net Change	$11.4

Other income (deductions):

Higher gains on available-for-sale securities in the NDT and coal mine reclamation trusts	$3.3
Interest income from IRS, net of expenses (Note13)	2.9
Higher interest income and lower trust expenses related to available-for-sale securities in the NDT and coal mine reclamation trusts	1.6
Sale of substations and associated transmission facilities in 2015	(1.1)
Lower equity AFUDC as a result of lower construction spending	(4.3)
Net Change	$2.4

Interest charges:

Issuance of $250.0 million of long-term debt on August 11, 2015	$(5.5)
Higher short term debt borrowings	(0.9)
Lower debt AFUDC as a result of lower construction spending	(0.9)
Other	0.3
Net Change	$(7.0)

Nine Months Ended September 30, 2016
Change
Income taxes:	(In millions)

Decrease due to lower segment earnings before income taxes	$12.5
Allowed regulatory recovery of prior year impairment of state net operating loss carryforward (Note 13)	2.1
Impacts of phased-in reduction in New Mexico corporate income tax rates	(1.3)
Other	(0.9)
Net Change	$12.4

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

The following table summarizes the operating results for TNMP:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(In millions)
Electric operating revenues	$89.1	$84.0	$5.1	$246.5	$232.4	$14.1
Cost of energy	20.2	18.5	1.7	60.1	54.6	5.5
Utility margin	68.9	65.4	3.5	186.4	177.7	8.7
Operating expenses	24.2	22.8	1.4	70.3	65.3	5.0
Depreciation and amortization	16.4	15.0	1.4	45.8	42.1	3.7
Operating income	28.4	27.7	0.7	70.3	70.3	—
Other income (deductions)	0.9	0.7	0.2	2.1	2.8	(0.7)
Interest charges	(7.3)	(6.9)	(0.4)	(22.2)	(20.6)	(1.6)
Segment earnings before income taxes	21.9	21.5	0.4	50.3	52.4	(2.1)
Income (taxes)	(8.1)	(7.8)	(0.3)	(18.5)	(19.2)	0.7
Segment earnings	$13.9	$13.7	$0.2	$31.8	$33.2	$(1.4)

The following table shows total GWh sales, including the impacts of weather, by retail tariff consumer class and average number of consumers:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2016	2015	Change	2016	2015	Change
	(Gigawatt hours, except consumers)
Residential	1,032.5	993.2	4.0%	2,314.3	2,338.3	(1.0)%
Commercial	790.3	767.5	3.0	2,073.6	2,020.3	2.6
Industrial	758.6	694.2	9.3	2,169.9	2,083.4	4.2
Other	24.7	26.5	(6.8)	73.6	76.1	(3.3)
	2,606.1	2,481.4	5.0%	6,631.4	6,518.1	1.7%
Average retail consumers (thousands) (1)	245.9	242.2	1.5%	244.9	241.2	1.5%

(1) TNMP provides transmission and distribution services to REPs that provide electric service to customers in TNMP’s service territories. The number of consumers above represents the customers of these REPs. Under TECA, consumers in Texas have the ability to choose any REP to provide energy.

Operating Results – Three months ended September 30, 2016 compared to 2015

The following table summarizes the significant changes to utility margin:

Three Months Ended September 30, 2016
Change
Utility margin:	(In millions)

Rate relief – Transmission cost of service rate increases in March 2016 and September 2016	$1.0
Customer usage/load – 3.7% increase in weather normalized retail KWh sales, primarily related to the residential class; higher demand-based revenues for large commercial and industrial retail customers; and increased wholesale transmission load; in 2016, the average number of retail customers increased 1.5%	1.3
Rate riders – Impacts of rate riders, including the AMS surcharge, CTC surcharge, energy efficiency rider, and transmission cost recovery factor, which are offset in operating expenses, depreciation and amortization, and interest charges	1.1
Energy efficiency program – Higher incentive bonus in 2016	0.1
Net Change	$3.5

The following tables summarize the primary drivers for operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended September 30, 2016
Change
Operating expenses:	(In millions)

Lease abandonments in building consolidation efforts	$1.0
Higher labor and outside services	0.3
Higher rate rider related costs, which are offset in utility margin	0.4
Increased property taxes due to increases in utility plant in service and higher assessed values	0.3
Lower property and casualty expense and lower employee medical expense, primarily due to favorable claims experience, partially offset by higher pension expense	(0.9)
Other	0.3
Net Change	$1.4

Depreciation and amortization:

Increase primarily due to AMS deployment and other increases in utility plant in service	$1.4

Other income (deductions):

Increase primarily due to higher equity AFUDC, partially offset by lower contributions in aid of construction	$0.2

Interest charges:

Increase primarily due to the issuance of $60.0 million of long-term debt on February 10, 2016	$(0.4)

Income taxes:

Increase primarily due to higher segment earnings before income taxes and change in the effective tax rate	$(0.3)

Operating Results – Nine months ended September 30, 2016 compared to 2015

The following table summarizes the significant changes to utility margin:

Nine Months Ended September 30, 2016
Change
Utility margin:	(In millions)

Rate relief – Transmission cost of service rate increases in March 2015, September 2015, March 2016, and September 2016	$3.5
Customer usage/load – 3.0% increase in weather normalized retail KWh sales primarily related to the residential class; higher demand-based revenues for large commercial and industrial retail customers; and increased wholesale transmission load; in 2016, the average number of retail customers increased 1.5%	4.6
Rate riders – Impacts of rate riders, including the AMS surcharge, CTC surcharge, energy efficiency rider, and transmission cost recovery factor, which are offset in operating expenses, depreciation and amortization, and interest charges	2.9
Energy efficiency program – Higher incentive bonus in 2016	0.1
Weather – Milder weather in 2016; heating degree days were 27.3% lower and cooling degree days were 1.9% lower in 2016	(2.4)
Net Change	$8.7

The following tables summarize the primary drivers for operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Nine Months Ended September 30, 2016
Change
Operating expenses:	(In millions)

Lease abandonments in building consolidation efforts	$1.0
Higher labor and outside services	1.7
Higher rate rider related costs, which are offset in utility margin	0.8
Increased property taxes due to increases in utility plant in service and higher assessed values	0.8
Higher employee medical expense primarily due to unfavorable claims experience and higher pension expense	0.6
Other	0.1
Net Change	$5.0

Depreciation and amortization:

Increase primarily due to AMS deployment and other increases in utility plant in service	$3.7

Other income (deductions):

Decrease primarily due to reduced contributions in aid of construction, partially offset by higher AFUDC and interest income from IRS (Note 13)	$(0.7)

Nine Months Ended September 30, 2016
Change
Interest charges:	(In millions)

Increase primarily due to the issuance of $60.0 million of long-term debt on February 10, 2016 and higher short term debt balances	$(1.6)

Income taxes:

Decrease primarily due to lower segment earnings before income taxes	$0.7

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(In millions)
Total revenues	$—	$—	$—	$—	$—	$—
Cost of energy	—	—	—	—	—	—
Utility margin	—	—	—	—	—	—
Operating expenses	(3.0)	(3.6)	0.6	(9.3)	(11.1)	1.8
Depreciation and amortization	3.4	3.4	—	10.3	10.5	(0.2)
Operating income	(0.3)	0.1	(0.4)	(1.0)	0.6	(1.6)
Other income (deductions)	2.9	(0.5)	3.4	8.4	(3.0)	11.4
Interest charges	(2.9)	(0.8)	(2.1)	(8.5)	(6.6)	(1.9)
Segment earnings (loss) before income taxes	(0.4)	(1.2)	0.8	(1.2)	(8.9)	7.7
Income (taxes) benefit	0.1	(0.7)	0.8	0.5	2.1	(1.6)
Segment earnings (loss)	$(0.3)	$(1.9)	$1.6	$(0.7)	$(6.8)	$6.1

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

Operating Results – Three months ended September 30, 2016 compared to 2015

The following tables summarize the primary drivers for other income (deductions), interest charges, and income taxes:

Three Months Ended September 30, 2016
Change
Other income (deductions):	(In millions)

Interest income on the $125.0 million Westmoreland Loan (Note 11) beginning February 1, 2016	$3.1
Other	0.3
Net Change	$3.4

Interest charges:

Issuance of the $125.0 million BTMU Term Loan Agreement on February 1, 2016 (Note 9)	$(1.2)
Issuance of the $150.0 million PNMR 2015 Term Loan Agreement on March 9, 2015	(0.3)
Higher short term borrowings	(0.7)
Other	0.1
Net Change	$(2.1)

Income taxes:

Reduction in benefit due to change in segment earnings (loss) before income taxes	$(0.3)
Impairment of wind energy production tax credits in 2015	1.0
Impairment of New Mexico state net operating loss recorded in 2015	0.1
Net Change	$0.8

Operating Results – Nine months ended September 30, 2016 compared to 2015

The following tables summarize the primary drivers for other income (deductions), interest charges, and income taxes:

Nine Months Ended September 30, 2016
Change
Other income (deductions):	(In millions)

Interest income on the $125.0 million Westmoreland Loan (Note 11) beginning February 1, 2016	$9.0
Losses recorded in 2015 on items included in other investments related to a former PNMR subsidiary that ceased operations in 2008	1.1
Interest income from IRS, net of related expenses (Note 13)	0.8
Other	0.5
Net Change	$11.4

Nine Months Ended September 30, 2016
Change
Interest charges:	(In millions)

Issuance of the $125.0 million BTMU Term Loan Agreement on February 1, 2016 (Note 9)	$(3.4)
Higher short term borrowings	(1.8)
Issuance of the $150.0 million PNMR 2015 Term Loan Agreement on March 9, 2015	(1.2)
Maturity of $118.8 million of long-term debt on May 15, 2015	4.3
Other	0.2
Net Change	$(1.9)

Income taxes:

Reduction in benefit due to change in segment earnings (loss) before income taxes	$(3.0)
Impairment of wind energy production tax credits recorded in 2015	1.1
Impairment of New Mexico state net operating loss recorded in 2015	0.4
Other	(0.1)
Net Change	$(1.6)

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the nine months ended September 30, 2016 compared to September 30, 2015 are summarized as follows:

	Nine Months Ended September 30,
	2016	2015	Change
	(In millions)
Net cash flows from:
Operating activities	$321.0	$335.6	$(14.6)
Investing activities	(604.8)	(387.2)	(217.6)
Financing activities	245.4	50.3	195.1
Net change in cash and cash equivalents	$(38.4)	$(1.3)	$(37.1)

Changes in PNMR’s cash flow from operating activities result from net earnings, adjusted for items impacting earnings that do not provide or use cash. See Results of Operations above. Certain changes in assets and liabilities resulting from normal operations also impact operating cash flows. In addition, contributions to PNMR’s pension and postretirement benefit plans were $30.0 million lower in the nine months ended September 30, 2016 than in 2015 due to a $30.0 million contribution to the PNM pension trust in the nine months ended September 30, 2015 that did not recur in 2016. In addition, PNMR made income tax payments of $0.9 million in the nine months ended September 30, 2016 compared to income tax refunds received of $1.6 million in the nine months ended September 30, 2015.

The changes in PNMR’s cash flows from investing activities relate primarily to an increase of $90.9 million in utility plant additions in the nine months ended September 30, 2016 compared to 2015. Utility plant additions at PNM were $76.2 million higher in the nine months ended September 30, 2016 than in 2015. The PNM increase includes the $163.3 million purchase of the assets underlying three of the leases for PVNGS Unit 2 (Note 6) on January 15, 2016 and higher nuclear fuel purchases of $2.8 million, offset by decreases in other generation additions of $69.9 million, including decreases of renewable additions of $52.1 million, and lower transmission and distribution additions of $20.0 million. TNMP utility plant additions increased $2.6 million in the nine months ended September 30, 2016 compared to 2015, including increases in transmission and distribution additions of $2.9 million offset by lower AMS additions of $0.3 million. Corporate plant additions increased $12.2 million in the nine months ended September 30, 2016 compared to 2015, including increases related to PNMR computer hardware and software additions of $15.9 million offset by decreases in utility plant additions related to PNMR Development of $3.7 million. Investing activities in 2016 also includes the initial funding of the Westmoreland Loan, net of fees, and the $15.0 million principal received on that loan (Note 11).

The changes in PNMR’s cash flows from financing activities include a $108.3 million increase in net short-term borrowing activity in the nine months ended September 30, 2016 compared to 2015. In 2016, financing activities include a long-term borrowing, net of fees, of $122.5 million under the BTMU Term Loan Agreement and principal repayments of $17.2 million on that loan. NM Capital used the proceeds of the BTMU Term Loan Agreement to provide funds for the Westmoreland Loan. In May 2016, PNM entered into the $175.0 million PNM 2016 Term Loan Agreement and used a portion of the proceeds to prepay $125.0 million outstanding under the PNM Multi-draw Term Loan. In 2016, PNM also participated in the issuance of $146.0 million of its senior unsecured notes, pollution control revenue bonds to refund the same amount of outstanding PCRBs. In 2016, TNMP issued $60.0 million of 3.53% first mortgage bonds and used the funds to reduce short-term debt and intercompany debt. In 2015, long-term borrowings of $150.0 million under the PNMR 2015 Term Loan Agreement were used to repay $118.8 million of 9.25% senior unsecured notes that matured on May 15, 2015 and for general corporate purposes. In 2015, PNM issued $250.0 million aggregate principal amount of its 3.850% Senior Unsecured Notes due 2025. PNM used the proceeds to repay the $175.0 million PNM 2014 Term Loan agreement and to reduce short-term debt. In 2015, PNM also participated in the successful remarketing of $39.3 million of senior unsecured notes, pollution control revenue bonds and had $25.0 million of additional long-term borrowings under the PNM Multi-draw Term Loan.

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

On December 17, 2015, TNMP entered into an agreement, which provided that TNMP would issue $60.0 million aggregate principal amount of 3.53% first mortgage bonds, due 2026, on or about February 10, 2016. TNMP issued the Series 2016A Bonds on February 10, 2016 and used the proceeds to reduce short-term debt and intercompany debt.

As of February 1, 2016, NM Capital, a wholly owned subsidiary of PNMR, entered into a $125.0 million term loan agreement (the “BTMU Term Loan Agreement”), among NM Capital, The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), as lender, and BTMU, as Administrative Agent. The BTMU Term Loan Agreement has a maturity date of February 1, 2021 and bears interest at a rate based on LIBOR plus a customary spread, which aggregated 3.51% at September 30, 2016. The principal balance outstanding under the BTMU Term Loan Agreement was $107.8 million at September 30, 2016. PNMR, as parent company of NM Capital, has guaranteed NM Capital’s obligations to BTMU. NM Capital utilized the proceeds of the BTMU Term Loan Agreement to provide funding for the $125.0 million Westmoreland Loan to a ring-fenced, bankruptcy-remote, special-purpose entity, which is a subsidiary of Westmoreland to finance the purchase price of the stock of SJCC. See (Note 11).

On May 20, 2016, PNM entered into a $175.0 million term loan agreement (the “PNM 2016 Term Loan Agreement”). The PNM 2016 Term Loan Agreement bears interest at a variable rate, which was 1.15% at September 30, 2016, and has a maturity date of November 17, 2017. PNM used a portion of the proceeds of the PNM 2016 Term Loan Agreement to prepay without penalty the $125.0 million outstanding under the PNM Multi-draw Term Loan, which had a scheduled maturity of June 21, 2016.

On September 27, 2016, PNM participated in the issuance and sale of an aggregate of $146.0 million of PCRBs by the City of Farmington, New Mexico. The proceeds from the sale were utilized to refund an aggregate of $146.0 million of outstanding PCRBs previously issued by the City of Farmington. The arrangements governing the PCRBs result in PNM reflecting the bonds as debt on its financial statements. The PCRBs issued consist of the 2016 Series A in the aggregate principal amount of $46.0 million and the 2016 Series B in the aggregate principal amount of $100.0 million. Both series bear interest at a rate of 1.875% for the period from September 27, 2016 through September 30, 2021, have a mandatory tender for remarketing on October 1, 2021, and a final maturity on April 1, 2033.

On October 21, 2016, PNMR entered into a letter of credit arrangement with JPMorgan Chase Bank, N.A. under which letters of credit aggregating $30.3 million (the “JPM LOCs”) were issued to replace letters of credit issued from available capacity under the PNMR Revolving Credit Facility. The letters of credit issued from available capacity under the PNMR Revolving Credit Facility will be surrendered and canceled upon acceptance of the JPM LOCs by the surety companies that issued the reclamation bonds. The letters of credit facilitate the posting of reclamation bonds, which SJCC is required to post in connection with permits relating to the operation of the San Juan mine (Note 11).

At September 30, 2016, interest rates on outstanding borrowings were 1.38% for the PNMR Term Loan Agreement and 1.42% for the PNMR 2015 Term Loan Agreement.

Capital Requirements

PNMR’s total capital requirements consist of construction expenditures and cash dividend requirements for PNMR common stock and PNM preferred stock. Key activities in PNMR’s current construction program include:

•	Upgrading generation resources, including expenditures for compliance with environmental requirements

•	Expanding the electric transmission and distribution systems

•	Purchasing nuclear fuel

Projected capital requirements, including amounts expended through September 30, 2016, are:

	2016	2017-2020	Total
	(In millions)
Construction expenditures	$572.7	$1,749.2	$2,321.9
Dividends on PNMR common stock	70.1	280.4	350.5
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$643.3	$2,031.7	$2,675.0
The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include environmental upgrades of $0.8 million at SJGS and $84.8 million at Four Corners, 30 MW of new solar capacity to supply power to a new data center being constructed by Facebook Inc. (Note 12), and the January 2016 purchase of the assets underlying three of the PVNGS Unit 2 leases at the expiration of those leases for $163.3 million. Expenditures for environmental upgrades are estimated to be $41.2 million in 2016, including amounts expended through September 30, 2016. See Note 11 and Commitments and Contractual Obligations below. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to be able to pay dividends to PNMR. Note 5 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K describes regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.
During the nine months ended September 30, 2016, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements, and the additional borrowings described under Financing Activities above.

In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt that must be paid or refinanced at maturity. As indicated above, the $125.0 million PNM Multi-draw Term Loan was repaid prior to its June 21, 2016 maturity. Note 6 of the Notes to Consolidated Financial Statements in the 2015 Annual Reports on Form 10-K contains additional information about the maturities of long-term debt. In addition, NM Capital is required to make quarterly payments of at least $5.0 million under the BTMU Term Loan Agreement. However, NM Capital must also utilize all amounts, le ss taxes and fees, it receives under the Westmoreland Loan to repay the BTMU Term Loan Agreement. Based on scheduled payments on the Westmoreland Loan, NM Capital estimates it will make principal payments of $45.1 million on the BTMU Term Loan Agreement in the twelve months ended September 30, 2017. Also, the one-year $150.0 million PNMR Term Loan Agreement matures on December 21, 2016 and $57.0 million of PCRBs are subject to mandatory tender and remarketing on June 1, 2017. PNMR and PNM anticipate that funds to repay the long-term debt maturities and term loans will come from entering into new arrangements similar to the existing agreements, borrowing under their revolving credit facilities, issuance of new long-term debt, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.
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
The revolving credit facilities and the PNM New Mexico Credit Facility provide short-term borrowing capacity. The revolving credit facilities also allow letters of credit to be issued. Letters of credit reduce the available capacity under the facilities. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. The Company’s business is seasonal with more revenues and cash flows from operations being generated in the summer months. In general, the Company relies on the credit facilities to be the initial funding source for construction expenditures. Accordingly, borrowings under the facilities may increase over time. Depending on market and other conditions, the Company will periodically sell long-term debt and use the proceeds to reduce the borrowings under the credit facilities. Borrowings under the PNMR Revolving Credit Facility ranged from $79.6 million to $177.5 million during the three months ended September 30, 2016 and from $40.0 million to $177.5 million during the nine months ended September 30, 2016. Borrowings under the PNM Revolving Credit Facility ranged from $10.0 million to $131.0 million during the three months ended September 30, 2016 and zero to $135.0 million during the nine months ended September 30, 2016. Borrowings under the PNM New Mexico Credit Facility ranged from $15.0 million to $35.0 million during the three months ended September 30, 2016 and zero to $50.0 million during the nine months ended September 30, 2016. Borrowings under the TNMP Revolving Credit Facility ranged from zero to $36.0 million during the three months ended September 30, 2016 and zero to $70.0 million during the nine months ended September 30, 2016. At September 30, 2016, the average interest rate was 1.78% for the PNMR Revolving Credit Facility, 1.66% for the PNM Revolving Credit Facility, and 1.68% for the PNM New Mexico Credit Facility. At September 30, 2016, TNMP had no borrowings under the TNMP Revolving Credit Facility or from PNMR under its intercompany loan agreement.
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
Information concerning the credit ratings for PNMR, PNM, and TNMP was set forth under the heading Liquidity in the MD&A contained in the 2015 Annual Reports on Form 10-K. Currently, all of the credit ratings issued by both Moody’s and S&P on the Company’s debt are investment grade. As of October 21, 2016, ratings on the Company’s securities were as follows:

	PNMR	PNM	TNMP
S&P
Corporate rating	BBB+	BBB+	BBB+
Senior secured debt	*	*	A
Senior unsecured debt	*	BBB+	*
Preferred stock	*	BBB-	*
Moody’s
Issuer rating	Baa3	Baa2	A3
Senior secured debt	*	*	A1
Senior unsecured debt	*	Baa2	*
* Not applicable

Both S&P and Moody’s have PNMR, PNM, and TNMP on a stable outlook. However, the ultimate outcome from PNM’s NM 2015 Rate Case, including the pending appeal before the NM Supreme Court, discussed in Note 12, could affect both the outlook and credit ratings. Investors are cautioned that a security rating is not a recommendation to buy, sell, or hold securities, that it is subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

A summary of liquidity arrangements as of October 21, 2016 is as follows:

	PNMR Separate	PNM Separate	TNMP Separate	PNMR Consolidated
	(In millions)
Financing capacity:
Revolving credit facility	$300.0	$400.0	$75.0	$775.0
PNM New Mexico Credit Facility	—	50.0	—	50.0
Total financing capacity	$300.0	$450.0	$75.0	$825.0

Amounts outstanding as of October 21, 2016:
Revolving credit facility	$163.1	$24.0	$—	$187.1
PNM New Mexico Credit Facility	—	6.0	—	6.0
Letters of credit	36.5	2.5	0.1	39.1

Total short-term debt and letters of credit	199.6	32.5	0.1	232.2

Remaining availability as of October 21, 2016	$100.4	$417.5	$74.9	$592.8
Invested cash as of October 21, 2016	$1.5	$—	$0.3	$1.8
The above table includes a $30.3 million of letter of credit support issued under the PNMR Revolving Credit Facility to facilitate the posting of reclamation bonds in connection with the purchase of SJCC by a subsidiary of Westmoreland from BHP. As discussed in Note 11, on October 21, 2016, PNMR entered into separate letter of credit arrangements with a bank under which letters of credit were issued to replace the letters of credit issued under the PNMR Revolving Credit Facility. The letters of credit issued under the PNMR Revolving Credit Facility will be surrendered and canceled upon acceptance of the replacement letters of credit by the surety companies that issued the reclamation bonds. The above table excludes intercompany debt. As of October 21, 2016, PNM and TNMP had no intercompany borrowings from PNMR. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.
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

	September 30, 2016	December 31, 2015
PNMR
PNMR common equity	42.1%	44.0%
Preferred stock of subsidiary	0.3%	0.3%
Long-term debt	57.6%	55.7%
Total capitalization	100.0%	100.0%

PNM
PNM common equity	46.0%	45.3%
Preferred stock	0.4%	0.4%
Long-term debt	53.6%	54.3%
Total capitalization	100.0%	100.0%

TNMP
Common equity	58.7%	59.6%
Long-term debt	41.3%	40.4%
Total capitalization	100.0%	100.0%

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
PNM has several programs underway to reduce or offset GHG from its resource portfolio, thereby reducing its exposure to climate change regulation. See Note 12. In 2015, PNM completed construction of 40 MW of utility-scale solar generation, bringing its total owned solar generation capacity to 107 MW. Since 2003, PNM has purchased the entire output of New Mexico Wind, which has an aggregate capacity of 204 MW, and, in January 2015, began purchasing the full output of Red Mesa Wind, which has an aggregate capacity of 102 MW. PNM has a 20-year PPA for the output of Lightning Dock Geothermal, which began providing power to PNM in January 2014. The current capacity of the geothermal facility is 4 MW and future expansion may result in up to 9 MW of generation capacity. Additionally, PNM has a customer distributed solar generation program that represented 57.3 MW at September 30, 2016. PNM’s distributed solar programs will reduce PNM’s annual production from fossil-fueled electricity generation by about 136 GWh. PNM offers its customers a comprehensive portfolio of energy efficiency and load management programs, with a budget of $25.8 million for the program year beginning in June 2016. PNM estimates these programs saved approximately 79 GWh of electricity in 2015. Over the next 18 years, PNM projects energy efficiency and load management programs will provide the equivalent of approximately 9,000 GWh of electricity, which will avoid at least 5.5 million metric tons of CO2 based upon projected emissions from PNM’s system-wide resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in demand for electricity, and complex relationships between those variables.
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

PNM’s service areas occasionally experience periodic high winds, forest fires, and severe thunderstorms. TNMP has operations in the Gulf Coast area of Texas, which experiences periodic hurricanes and drought conditions. In addition to potentially causing physical damage to Company-owned facilities, which disrupts the ability to transmit and/or distribute energy, weather and other events of nature can temporarily reduce customers’ usage and demand for energy.
Changes in the climate are generally not expected to have material consequences to the Company in the near-term. The Company cannot anticipate or predict the potential long-term effects of climate change on its assets and operations.

EPA Regulation
In April 2007, the US Supreme Court held that EPA has the authority to regulate GHG under the CAA.  This decision heightened the importance of this issue for the energy industry.  In December 2009, EPA released its endangerment finding stating that the atmospheric concentrations of six key greenhouse gases (CO2, methane, nitrous oxides, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride) endanger the public health and welfare of current and future generations. In May 2010, EPA released the final PSD and Title V Greenhouse Gas Tailoring Rule (the “Tailoring Rule”) to address GHG from stationary sources under the CAA permitting programs. The purpose of the rule was to “tailor” the applicability of two programs, PSD and Title V operating permit programs, to avoid impacting millions of small GHG emitters. The rule focused on the largest sources of GHG, including fossil-fueled electric generating units. This program covered the construction of new emission units that emit GHG of at least 100,000 tons per year in CO2 equivalents (even if PSD is not triggered for other pollutants). In addition, modifications at existing major-emitting facilities that increase GHG by at least 75,000 tons per year in CO2 equivalents would be subject to PSD permitting requirements, even if they did not significantly increase emissions of any other pollutant. As a result, PNM’s fossil-fueled generating plants were more likely to trigger PSD permitting requirements because of the magnitude of GHG. However, as discussed below, a court case in 2014 now limits the extent of the Tailoring Rule.
On June 26, 2012, the DC Circuit rejected challenges to EPA’s 2009 GHG endangerment finding, GHG standards for light-duty vehicles, PSD Interpretive Memorandum (EPA’s so-called GHG “Timing Rule”), and the Tailoring Rule. The court found that EPA’s endangerment finding and its light-duty vehicle rule “are neither arbitrary nor capricious,” that “EPA’s interpretation of the governing CAA provisions is unambiguously correct,” and that “no petitioner has standing to challenge the Timing and Tailoring Rules.” On October 15, 2013, the US Supreme Court granted a petition for a Writ of Certiorari regarding the permitting of stationary sources that emit GHG. The US Supreme Court limited the question that it would review to: “Whether EPA permissibly determined that its regulation of greenhouse gas emissions from new motor vehicles triggered permitting requirements under the Clean Air Act for stationary sources that emit greenhouse gases.” Specifically, the case dealt with whether EPA’s determination that regulation of GHG from motor vehicles required EPA to regulate stationary sources under the PSD and Title V permitting programs. The petitioners argued that EPA’s determination was unlawful as it violates Congressional intent.

On June 23, 2014, the US Supreme Court issued its opinion on the above case. The US Supreme Court largely reversed the DC Circuit. First, the US Supreme Court found the CAA does not compel or permit EPA to adopt an interpretation of the act that requires a source to obtain a PSD or Title V permit on the sole basis of its potential GHG. Second, EPA had argued that even if it was not required to regulate GHGs under the PSD and Title V programs, the Tailoring Rule was nonetheless justified on the grounds that it was a reasonable interpretation of the CAA. The US Supreme Court rejected this argument. Third, the US Supreme Court found EPA lacked authority to “tailor” the CAA’s unambiguous numerical thresholds of 100 or 250 tons per year. Fourth, the US Supreme Court found that it would be reasonable for EPA to interpret the CAA to limit the PSD program for GHGs to “anyway” sources – those sources that have to comply with the PSD program for other non-GHG pollutants. The US Supreme Court said that EPA needed to establish a de minimis level below which BACT would not be required for “anyway” sources. In response to the US Supreme Court decision, EPA released a proposed rule on October 3, 2016, to revise the permitting rules for GHG under the CAA. Among other things, the proposed rule would set the Significant Emissions Rate (“SER”) for GHGs under the major source permitting program at 75,000 tons of CO2 equivalent per year for new and modified sources that are already subject to NSR based on emission of other pollutants. If finalized as proposed, the rule would require a new major source or major modification that triggers PSD permitting for other criteria pollutants like NOx to undergo a BACT review for GHG if the potential to emit GHG exceeds the 75,000 tons per year. EPA also is requesting comments on establishing a GHG SER level at or above 30,000 tons of CO2 equivalent per year. Comments on the proposed rule are due on December 2, 2016.

On June 25, 2013, President Obama announced his Climate Action Plan which outlines how his administration plans to cut GHG in the United States, prepare the country for the impacts of climate change, and lead international efforts to combat and prepare for global warming. The plan proposes actions that would lead to the reduction of GHG by 17% below 2005 levels by 2020. The President also issued a Presidential Memorandum to EPA to continue development of the GHG NSPS regulations for electric generators. The Presidential Memorandum establishes a timeline for the reproposal and issuance of a GHG NSPS for new sources under section 111(b) of the CAA and a timeline for the proposal and final rule for developing carbon pollution standards, regulations, or guidelines for GHG reductions from existing sources under Section 111(d) of the CAA. The Presidential Memorandum further directs EPA to allow the use of “market-based instruments” and “other regulatory flexibilities” to ensure standards will allow for continued reliance on a range of energy sources and technologies, and that the standards are developed and implemented in a manner that provides for reliable and affordable energy. EPA is to undertake the rulemaking through direct engagement with states, “as they will play a central role in establishing and implementing standards for existing power plants,” and with utility leaders, labor leaders, non-governmental organizations, tribal officials, and other stakeholders.

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

Under the final rule, the Clean Power Plan compliance schedule required states to make initial plan submissions to EPA by September 6, 2016. EPA could then choose to grant up to a two-year extension provided that the initial plan meets certain specified criteria for progress and consultation. States receiving an extension must submit an update to EPA in 2017 and final plans by September 2018. States not requesting an extension were to submit their final plans by September 2016. State plans can be based on either an emission standards (rate or mass) approach or a state measures approach. Under an emission standards approach, federally enforceable emission limits are placed directly on affected units in the state. A state measures approach must meet equivalent rates statewide, but may include some elements, such as renewable energy or energy efficiency requirements, that are not federally enforceable. Plans using state measures may only be used with mass-based goals and must include “backstop” federally enforceable standards for EGUs that will become effective if the state measures fail to achieve the expected level of emission reductions.

The Clean Power Plan also proposes a Clean Energy Incentive Program (“CEIP”) designed to award credits for early development of certain renewable energy and energy efficiency programs that displace fossil generation in 2020 and 2021 prior to the compliance obligation taking effect in 2022. On June 30, 2016, EPA published proposed design details of the CEIP. Comments are due to EPA on November 1, 2016. In addition, the Clean Power Plan contains a reliability safety valve for individual power plants. The reliability safety valve allows for a 90-day relief from CO2 emissions limits if generating units need to continue to operate and release excess emissions during emergencies that could compromise electric system reliability.

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

On January 26, 2016, 29 states and state agencies filed a petition to the US Supreme Court asking the court to reverse the DC Circuit’s decision and stay the implementation of the Clean Power Plan. On February 9, 2016, the US Supreme Court granted the applications to stay the Clean Power Plan pending judicial review of the rule.  The US Supreme Court issued a one-page order that stated, “The EPA rule to have states cut power sector carbon dioxide (CO2) emissions 32% by 2030 is stayed pending disposition of the applicants’ petitions for review in the United States Court of Appeals for the District of Columbia Circuit.” The vote was 5-4 among the US Supreme Court Justices. The decision means the Clean Power Plan is not in effect and states are not obliged to comply with its requirements. If the rule prevails through the legal challenges, states will be able to resume preparing state plans and may still have six more months to prepare initial plans and 2.5 years for final plans (if an extension is granted by EPA). The DC Circuit heard oral arguments on the merits of the states’ case on September 27, 2016. The arguments were made in front of a 10-judge panel. There is no mandatory deadline for the DC Circuit to make a decision on the case and a decision is not expected until sometime in 2017. The stay will remain in effect pending US Supreme Court review if such review is sought.

If the Clean Power Plan prevails, the rule will impact PNM’s existing and future fossil-fueled EGUs. The existing Carbon Pollution Standards covering new sources will also impact PNM’s generation fleet. Impacts could involve investments in additional renewables and energy efficiency programs, efficiency improvements, and/or control technologies at PNM’s fossil-fueled EGUs. Under an emissions rate or mass based trading program, PNM may be required to purchase credits or allowances to comply with New Mexico’s final state plan. There are limited efficiency enhancement measures that may be available to a subset of the existing EGUs; however, such measures would provide only marginal GHG improvements. The only emission control technology for GHG reduction from coal and gas-fired power plants is carbon capture and sequestration, which is not yet a commercially demonstrated technology. Additional GHG control technologies for existing EGUs may become viable in the future. The costs of purchasing carbon credits or allowances, making improvements, or installing new technology could impact the economic viability of some plants. PNM estimates that implementation of the BART plan at SJGS that required the installation of SNCRs on Units 1 and 4 by early 2016, which has been completed, and the retirement of SJGS Units 2 and 3 by the end of 2017 as described in Note 11, should provide a significant step for New Mexico to meet its ultimate compliance with Section 111(d). PNM is unable to predict the impact of this rule on its fossil-fueled generation.
Federal Legislation
Prospects for enactment in Congress of legislation imposing a new or enhanced regulatory program to address climate change are unlikely in 2016.  Instead, EPA is the primary vehicle for GHG regulation in the near future, especially for coal-fired EGUs. The US Supreme Court’s decision to stay the Clean Power Plan does put into question the viability of the rule, but EPA is encouraging states to continue to develop plans for compliance even during the stay. In addition, while there are legislative proposals to limit or block implementation of the Clean Power Plan, enactment of such legislation appears unlikely.

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
In the past, New Mexico adopted regulations that would directly limit GHG from larger sources, including EGUs, through a regional GHG cap and trade program. Although these rules have been repealed, PNM cannot rule out future state legislative or regulatory initiatives to regulate GHG.
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

International Accords

The United Nations Framework Convention on Climate Change (“UNFCCC”) is an international environmental treaty that was negotiated at the 1992 United Nations Conference on Environment and Development (informally known as the Earth Summit) and entered into force in March 1994.  The objective of the treaty is to “stabilize greenhouse gas concentrations in the atmosphere at a level that would prevent dangerous anthropogenic interference with the climate system.”  Parties to the UNFCCC, including the United States, have been meeting annually in Conferences of the Parties (“COP”) to assess progress in meeting the objectives of the UNFCCC.  This assessment process led to the negotiation of the Kyoto Protocol in the mid-1990s.  The Protocol, which was agreed to in 1997 and established legally binding obligations for developed countries to reduce their GHG, was never ratified by the United States.  PNM monitors the proceedings of the UNFCCC, including the annual COP meetings, to determine potential impacts to its business activities.  At the COP meeting in 2011, participating nations, including the United States, agreed to negotiate by 2015 an international agreement involving commitments by all nations to begin reducing carbon emissions by 2020.  On December 12, 2015, the Paris Agreement was finalized during the 2015 COP. The agreement, which was agreed to by more than 190 nations, requires that countries submit Nationally Determined Contributions (“NDCs”). NDCs reflect national targets and actions that arise out of national policies, and elements relating to oversight, guidance and coordination of actions to reduce emissions by all countries.  In November 2014, President Obama announced the United States’ commitment to reduce GHG, on an economy-wide basis, by 26%-28% from 2005 levels by the year 2025. The United States NDC is part of an overall effort by the Obama Administration to have the United States achieve economy-wide reductions of around 80% by 2050.  As part of the process for developing the new global climate agreement, the United States set forth this reduction commitment in its intended NDC.  As part of the Paris Agreement, initial NDCs have been submitted by 189 nations, including the United States and the European Union.  The Paris Agreement will enter into force when at least 55 countries, representing at least 55 percent of total global GHG, have ratified or acceded to it.  To date, the Paris Agreement has been ratified by 75 countries representing more than 58% of global GHG and, as a result, will enter into force on November 4, 2016. PNM will continue to monitor the United States’ participation in international accords.  The Obama administration’s GHG reduction target for the electric utility industry is a key element of its NDC and is based on EPA’s final GHG regulations for new, existing, and modified and reconstructed sources. With the stay of the Clean Power Plan that covers existing sources, it is uncertain how the Obama administration plans to meet its NDC under the Paris Agreement. PNM believes that implementation of the BART plan for SJGS (Note 11) should provide a significant step towards compliance with the Clean Power Plan, should it prevail, or other GHG reduction requirements.

Assessment of Legislative/Regulatory Impacts

The Company has assessed, and continues to assess, the impacts of climate change legislation or regulation on its business.  This assessment is ongoing and future changes arising out of the legislative or regulatory process could impact the assessment significantly.  PNM’s assessment includes assumptions regarding specific GHG limits; the timing of implementation of these limits; the possibility of a market-based trading program, including the associated costs and the availability of emission credits or allowances; the development of emission reduction and/or renewable energy technologies; and provisions for cost containment. Moreover, the assessment assumes various market reactions such as the price of coal and gas and regional plant economics.  These assumptions are, at best, preliminary and speculative. However, based upon these assumptions, the enactment of climate change legislation or regulation could, among other things, result in significant compliance costs, including large capital expenditures by PNM, and could jeopardize the economic viability of certain generating facilities. See Note 11.  In turn, these consequences could lead to increased costs to customers and affect results of operations, cash flows, and financial condition if the incurred costs are not fully recovered through regulated rates. Higher rates could also contribute to reduced usage of electricity.  PNM’s assessment process is too preliminary and speculative at this time for a meaningful prediction of financial impact.

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

As of September 30, 2016, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s 2015 Annual Reports on Forms 10-K. The policies disclosed included unbilled revenues, regulatory accounting, impairments, decommissioning and reclamation costs, pension and other postretirement benefits, accounting for contingencies, income taxes, and market risk.

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

Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM, and TNMP caution readers not to place undue reliance on these statements. PNMR’s, PNM’s, and TNMP’s business, financial condition, cash flows, and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors include:

•
The ability of PNM and TNMP to recover costs and earn allowed returns in regulated jurisdictions, including the impacts of the NMPRC final order in PNM’s NM 2015 Rate Case and appeals of that order, and the impact on service levels for PNM customers if the ultimate decision does not provide for the recovery of costs of operating and capital expenditures, as well as other impacts of federal or state regulatory and judicial actions

•
The ability of the Company to successfully forecast and manage its operating and capital expenditures, including aligning expenditures with the revenue levels resulting from the ultimate outcome in PNM’s NM 2015 Rate Case, including appeals, and supporting forecasts utilized in future test year rate proceedings

•
The impacts on the electricity usage of customers and consumers due to performance of state, regional, and national economies, mandatory energy efficiency measures, weather, seasonality, alternative sources of power, and other changes in supply and demand, including the failure to maintain or replace customer contracts on favorable terms

•
The Company’s ability to access the financial markets, including disruptions in the capital or credit markets, actions by ratings agencies, and fluctuations in interest rates, including any negative impacts that could result from the ultimate outcome in PNM’s NM 2015 Rate Case, including appeals

•	The potential unavailability of cash from PNMR’s subsidiaries due to regulatory, statutory, or contractual restrictions or subsidiary earnings or cash flows

•	Uncertainty surrounding counterparty credit risk, including financial support provided to facilitate the new coal supply and ownership restructuring at SJGS

•
Uncertainty surrounding the status of PNM’s participation in jointly-owned generation projects, including the scheduled expiration of the operational and fuel supply agreements for SJGS, as well as the 2018 required NMPRC filing to determine the extent to which SJGS should continue serving PNM’s retail customers beyond mid-2022

•	State and federal regulation or legislation relating to environmental matters, the resultant costs of compliance, and other impacts on the operations and economic viability of PNM’s generating plants

•
Physical and operational risks related to climate change and potential financial risks resulting from climate change litigation and legislative and regulatory efforts to limit GHG, including the Clean Power Plan

•
Uncertainty regarding the requirements and related costs of decommissioning power plants and reclamation of coal mines supplying certain power plants, as well as the ability to recover those costs from customers, including the potential impacts of the final order in the NM 2015 Rate Case and appeals of that order

•
The performance of generating units, transmission systems, and distribution systems, which could be negatively affected by operational issues, fuel quality, unplanned outages, extreme weather conditions, terrorism, cybersecurity breaches, and other catastrophic events

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
Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 7, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2016 and the year ended December 31, 2015, the Company had no commodity derivative instruments designated as cash flow hedging instruments.
Commodity contracts, other than those that do not meet the definition of a derivative under GAAP and those derivatives designated as normal purchases and normal sales, are recorded at fair value on the Condensed Consolidated Balance Sheets. The following table details the changes in the net asset or liability balance sheet position for mark-to-market energy transactions.

	Nine Months Ended
	September 30,
	2016	2015
Economic Hedges	(In thousands)
Sources of fair value gain (loss):
Net fair value at beginning of period	$4,576	$9,546
Amount realized on contracts delivered during period	(1,294)	(8,379)
Changes in fair value	(899)	7,127
Net mark-to-market change recorded in earnings	(2,193)	(1,252)
Net change recorded as regulatory assets and liabilities	(168)	235
Net fair value at end of period	$2,215	$8,529
The following table provides the maturity of the net assets (liabilities), giving an indication of when these mark-to-market amounts will settle and generate (use) cash.

Fair Value of Mark-to-Market Instruments at September 30, 2016

	Settlement Dates
	2016	2017
	(In thousands)
Economic hedges
Prices actively quoted	$—	$—
Prices provided by other external sources	(271)	2,486
Prices based on models and other valuations	—	—
Total	$(271)	$2,486

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
PNM measures VaR for the positions in its wholesale portfolio (not covered by the FPPAC). For the nine months ended September 30, 2016, the high, low, and average VaR amounts were $1.3 million, $0.3 million, and $0.6 million. For the year ended December 31, 2015, the high, low, and average VaR amounts were $2.6 million, $0.5 million, and $1.4 million. At September 30, 2016 and December 31, 2015, the VaR amounts for the PNM wholesale portfolio were $0.3 million and $1.2 million.

The VaR represents an estimate of the potential gains or losses that could be recognized on the Company’s portfolios, subject to market risk, given current volatility in the market, and is not necessarily indicative of actual results that may occur, since actual future gains and losses will differ from those estimated. Actual gains and losses may differ due to actual fluctuations in market prices, operating exposures, and the timing thereof, as well as changes to the underlying portfolios during the year. VaR limits were not exceeded during the nine months ended September 30, 2016 or the year ended December 31, 2015.

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
Schedule of Credit Risk Exposure
September 30, 2016

Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$929	—	$—
Non-investment grade	125	—	—
Split rating	5
Internal ratings:
Investment grade	5,734	1	5,675
Non-investment grade	7	—	—
Total	$6,800		$5,675

(1)
The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)
The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than firm-requirements wholesale customers), forward sales, and short-term sales. The exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements, but are not reduced by posted credit collateral. At September 30, 2016, PNMR held $0.1 million of cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of September 30, 2016 was $5.7 million.

As discussed in Note 11, PNMR’s subsidiary, NM Capital, entered into the Westmoreland Loan and PNMR has arranged for letters of credit to be issued under the PNMR Revolving Credit Facility to support the acquisition of SJCC by WSJ, a subsidiary of Westmoreland. PNMR is exposed to credit risk under these arrangements in the event of default by WSJ. As of October 21, 2016, remaining required principal payments under the Westmoreland Loan are $15.0 million in 2016, $38.4 million in 2017, $3.6 million in 2018, $8.6 million in 2019, $23.3 million in 2020, and $21.1 million in 2021. As of October 21, 2016, $17.3 million was held in a restricted bank account that will be used solely to make the November 1, 2016 scheduled principal payment of $15.0 million and interest on the Westmoreland Loan. In addition, the Westmoreland Loan requires that all cash flows of WSJ, in excess of normal operating expenses, capital additions, and operating reserves, be utilized for principal and interest payments under the loan until it is fully repaid. The Westmoreland Loan is secured by the assets of and the equity interests in SJCC. In the event of a default by WSJ, NM Capital would have the ability to take over the mining operations, the value of which PNMR believes approximates the amount outstanding under the Westmoreland Loan.  Furthermore, PNMR considers the possibility of loss under the letter of credit to be remote as discussed in Note 5. Accordingly, PNMR does consider its credit risk under these arrangements to be material.

Interest Rate Risk

The majority of the Company’s long-term debt is fixed-rate debt and does not expose earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of PNMR’s consolidated long-term debt instruments would increase by 1.9%, or $47.6 million, if interest rates were to decline by 50 basis points from their levels at September 30, 2016. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity. At October 21, 2016, PNMR, PNM, and TNMP had short-term debt outstanding of $163.1 million, $24.0 million, and none under their revolving credit facilities, which allow for a maximum aggregate borrowing capacity of $300.0 million for PNMR, $400.0 million for PNM, and $75.0 million for TNMP. PNM also had borrowings of $6.0 million under the $50.0 million PNM New Mexico Credit Facility at October 21, 2016. The revolving credit facilities, the PNM New Mexico Credit Facility, the $175.0 million PNM 2016 Term Loan Agreement, the $150.0 million PNMR Term Loan Agreement, the $150.0 million PNMR 2015 Term Loan Agreement, and the $125.0 million BTMU Term Loan Agreement bear interest at variable rates. On October 21, 2016, interest rates on borrowings averaged 1.78% for the PNMR Revolving Credit Facility, 1.43% for the PNMR 2015 Term Loan Agreement, 1.38% for the PNMR Term Loan Agreement, 3.51% for the BTMU Term Loan Agreement, 1.15% for the PNM 2016 Term Loan Agreement, 1.66% for the PNM Revolving Credit Facility, and 1.66% for the PNM New Mexico Credit Facility. The Company is exposed to interest rate risk to the extent of future increases in variable interest rates.

The investments held by PNM in trusts for decommissioning and reclamation had an estimated fair value of $271.0 million at September 30, 2016, of which 46.6% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 50 basis points from their levels at September 30, 2016, the decrease in the fair value of the fixed-rate securities would be 3.5%, or $4.4 million.

PNM does not directly recover or return through rates any losses or gains on the securities, including equity investments discussed below, in the trusts for decommissioning and reclamation. However, the overall performance of these trusts does enter into the periodic determinations of expense and funding levels, which are factored into the rate making process to the extent applicable to regulated operations. However, as described in Note 12, the NMPRC has ruled that PNM would not be able to include future contributions made by PNM for decommissioning of PVNGS, to the extent applicable to capacity previously leased by PNM, in rates charged to retail customers. PNM has appealed the NMPRC’s ruling to the NM Supreme Court. PNM is at risk for shortfalls in funding of obligations due to investment losses, including those from the equity market risks discussed below and any negative impact resulting from the United Kingdom’s decision to exit the European Union to the extent not ultimately recovered through rates charged to customers.

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation include certain equity securities at September 30, 2016. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 51.6% of the securities held by the trusts as of September 30, 2016. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $14.0 million.

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

Changes in internal controls

There have been no changes in each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Notes 11 and 12 for information related to the following matters, for PNMR, PNM, and TNMP, incorporated in this item by reference.
Note 11

•	The Clean Air Act – Regional Haze – SJGS

•	The Clean Air Act – Regional Haze – Four Corners – Four Corners Federal Agency Lawsuit

•	Four Corners Coal Mine

•	WEG v. OSM NEPA Lawsuit

•	Navajo Nation Environmental Issues

•	Santa Fe Generating Station

•	Continuous Highwall Mining Royalty Rate

•	Four Corners Severance Tax Assessment

•	PVNGS Water Supply Litigation

•	San Juan River Adjudication

•	Rights-of-Way Matter

•	Navajo Nation Allottee Matters
Note 12

•	PNM – New Mexico General Rate Case

•	PNM – Renewable Portfolio Standard

•	PNM – Renewable Energy Rider

•	PNM – Energy Efficiency and Load Management

•	PNM – Integrated Resource Plan

•	PNM – San Juan Generating Station Units 2 and 3 Retirement

•	PNM – Application for Certificate of Convenience and Necessity

•	PNM – Advanced Metering Infrastructure Application

•	PNM – Facebook Data Center Project

•	PNM – Formula Transmission Rate Case

•	PNM – Firm-Requirements Wholesale Customers – Navopache Electric Cooperative, Inc.

•	TNMP – Advanced Meter System Deployment

•	TNMP – Transmission Cost of Service Rates

•	TNMP – Energy Efficiency

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

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	October 28, 2016	/s/ Joseph D. Tarry
Joseph D. Tarry
Vice President, Corporate Controller, and Chief Information Officer
(Officer duly authorized to sign this report)