Form 10-Q
period 2017-06-30
PNM RESOURCES INC; PUBLIC SERVICE CO OF NEW MEXICO; TEXAS NEW MEXICO POWER CO
filed 2017-07-28
CIK 1108426, 81023, 22767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 25, 2017, 79,653,624 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM outstanding as of July 25, 2017 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP outstanding as of July 25, 2017 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
2014 IRP	PNM’s 2014 IRP
2017 IRP	PNM’s 2017 IRP
ABCWUA	Albuquerque Bernalillo County Water Utility Authority
Afton	Afton Generating Station
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ASU	Accounting Standards Update
BACT	Best Available Control Technology
BART	Best Available Retrofit Technology
BDT	Balanced Draft Technology
BHP	BHP Billiton, Ltd
Board	Board of Directors of PNMR
BTMU	The Bank of Tokyo-Mitsubishi UFJ, Ltd.
BTMU Term Loan Agreement	NM Capital’s $125.0 Million Unsecured Term Loan
BTU	British Thermal Unit
CAA	Clean Air Act
CCB	Coal Combustion Byproducts
CCN	Certificate of Convenience and Necessity
CIAC	Contributions in Aid of Construction
CO2	Carbon Dioxide
CSA	Coal Supply Agreement
CTC	Competition Transition Charge
DC Circuit	United States Court of Appeals for the District of Columbia Circuit
DOE	United States Department of Energy
DOI	United States Department of Interior
EGU	Electric Generating Unit
EIS	Environmental Impact Study
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESA	Endangered Species Act
Exchange Act	Securities Exchange Act of 1934
Farmington	The City of Farmington, New Mexico
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
Four Corners	Four Corners Power Plant
FPPAC	Fuel and Purchased Power Adjustment Clause
FTY	Future Test Year
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas Emissions

GWh	Gigawatt hours
IBEW	International Brotherhood of Electrical Workers
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ISFSI	Independent Spent Fuel Storage Installation
KW	Kilowatt
KWh	Kilowatt Hour
La Luz	La Luz Generating Station
LIBOR	London Interbank Offered Rate
Lightning Dock Geothermal	Lightning Dock geothermal power facility, also known as the Dale Burgett Geothermal Plant
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBTU	Million BTUs
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, Navajo Nation Safe Drinking Water Act, and Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
NEC	Navopache Electric Cooperative, Inc.
NEE	New Energy Economy
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
New Mexico Wind	New Mexico Wind Energy Center
NM 2015 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on August 27, 2015
NM 2016 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on December 7, 2016
NM Capital	NM Capital Utility Corporation, an unregulated wholly-owned subsidiary of PNMR
NM Supreme Court	New Mexico Supreme Court
NMAG	New Mexico Attorney General
NMED	New Mexico Environment Department
NMIEC	New Mexico Industrial Energy Consumers Inc.
NMMMD	The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department
NMPRC	New Mexico Public Regulation Commission
NOx	Nitrogen Oxides
NOPR	Notice of Proposed Rulemaking
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
NTEC	Navajo Transitional Energy Company, LLC, an entity owned by the Navajo Nation
OCI	Other Comprehensive Income
OPEB	Other Post Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement

PCRBs	Pollution Control Revenue Bonds
PNM	Public Service Company of New Mexico and Subsidiaries, a wholly-owned subsidiary of PNMR
PNM 2016 Term Loan Agreement	PNM’s $175.0 Million Unsecured Term Loan
PNM 2017 Senior Unsecured Note Agreement	PNM’s Agreement for the sale of Senior Unsecured Notes, aggregating $450.0 million
PNM 2017 Term Loan Agreement	PNM’s $200.0 Million Unsecured Term Loan
PNM 2018 SUNs	PNM’s Senior Unsecured Notes to be issued under the PNM 2017 Senior Unsecured Note Agreement
PNM Multi-draw Term Loan	PNM’s $125.0 Million Unsecured Multi-draw Term Loan Facility
PNM New Mexico Credit Facility	PNM’s $50.0 Million Unsecured Revolving Credit Facility
PNM Revolving Credit Facility	PNM’s $400.0 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR 2015 Term Loan Agreement	PNMR’s $150.0 Million Three-Year Unsecured Term Loan
PNMR 2016 One-Year Term Loan	PNMR’s $100.0 Million One-Year Unsecured Term Loan
PNMR 2016 Two-Year Term Loan	PNMR’s $100.0 Million Two-Year Unsecured Term Loan
PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of PNMR
PNMR Revolving Credit Facility	PNMR’s $300.0 Million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PSA	Power Sales Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
RA	San Juan Project Restructuring Agreement
RCRA	Resource Conservation and Recovery Act
RCT	Reasonable Cost Threshold
REA	New Mexico’s Renewable Energy Act of 2004
REC	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
Rio Bravo	Rio Bravo Generating Station
RMC	Risk Management Committee
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
S&P	Standard and Poor’s Ratings Services
SCR	Selective Catalytic Reduction
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station

SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
TECA	Texas Electric Choice Act
Tenth Circuit	United States Court of Appeals for the Tenth Circuit
TNMP	Texas-New Mexico Power Company and Subsidiaries, a wholly-owned subsidiary of TNP
TNMP Revolving Credit Facility	TNMP’s $75.0 Million Secured Revolving Credit Facility
TNP	TNP Enterprises, Inc. and Subsidiaries, a wholly-owned subsidiary of PNMR
Tri-State	Tri-State Generation and Transmission Association, Inc.
Tucson	Tucson Electric Power Company
UG-CSA	Underground Coal Sales Agreement
US Supreme Court	Supreme Court of the United States
Valencia	Valencia Energy Facility
VaR	Value at Risk
VIE	Variable Interest Entity
WACC	Weighted Average Cost of Capital
WEG	WildEarth Guardians
Westmoreland	Westmoreland Coal Company
Westmoreland Loan	NM Capital’s $125.0 million loan to WSJ
WSJ	Westmoreland San Juan, LLC, an indirect wholly-owned subsidiary of Westmoreland

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Electric Operating Revenues	$362,320	$315,391	$692,498	$626,352
Operating Expenses:
Cost of energy	104,267	81,363	207,070	173,732
Administrative and general	45,122	45,160	92,655	92,270
Energy production costs	34,393	37,881	66,180	80,567
Regulatory disallowances and restructuring costs	—	—	—	774
Depreciation and amortization	57,625	50,955	114,008	100,784
Transmission and distribution costs	17,031	17,315	33,508	33,909
Taxes other than income taxes	18,777	17,895	38,012	37,987
Total operating expenses	277,215	250,569	551,433	520,023
Operating income	85,105	64,822	141,065	106,329
Other Income and Deductions:
Interest income	3,885	10,194	8,766	13,815
Gains on available-for-sale securities	5,663	4,631	12,324	10,849
Other income	3,450	4,265	8,351	8,530
Other (deductions)	(2,904)	(4,105)	(6,387)	(7,104)
Net other income and deductions	10,094	14,985	23,054	26,090
Interest Charges	32,332	33,221	64,031	64,712
Earnings before Income Taxes	62,867	46,586	100,088	67,707
Income Taxes	21,636	15,634	32,411	22,790
Net Earnings	41,231	30,952	67,677	44,917
(Earnings) Attributable to Valencia Non-controlling Interest	(3,544)	(3,744)	(6,996)	(7,031)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(264)	(264)
Net Earnings Attributable to PNMR	$37,555	$27,076	$60,417	$37,622
Net Earnings Attributable to PNMR per Common Share:
Basic	$0.47	$0.34	$0.76	$0.47
Diluted	$0.47	$0.34	$0.75	$0.47
Dividends Declared per Common Share	$0.2425	$0.2200	$0.4850	$0.4400

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net Earnings	$41,231	$30,952	$67,677	$44,917
Other Comprehensive Income (Loss):
Unrealized Gains on Available-for-Sale Securities:
Unrealized holding gains (losses) arising during the period, net of income tax (expense) benefit of $(2,777), $2,791, $(5,783) and $661	4,378	(4,362)	9,120	(1,034)
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $1,629, $(2,404), $2,701 and $1,970	(2,569)	3,757	(4,260)	(3,079)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience (gains) losses recognized as net periodic benefit cost, net of income tax expense (benefit) of $(626), $(537), $(1,252) and $(1,074)	987	839	1,974	1,678
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $40, $178, $112 and $681	(63)	(279)	(176)	(1,065)
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $(82), $(88), $(125) and $(145)	130	137	198	226
Total Other Comprehensive Income (Loss)	2,863	92	6,856	(3,274)
Comprehensive Income	44,094	31,044	74,533	41,643
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,544)	(3,744)	(6,996)	(7,031)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(264)	(264)
Comprehensive Income Attributable to PNMR	$40,418	$27,168	$67,273	$34,348

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$67,677	$44,917
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	131,861	116,785
Deferred income tax expense	32,443	22,869
Net unrealized (gains) losses on commodity derivatives	939	5,219
Realized (gains) on available-for-sale securities	(12,324)	(10,849)
Stock based compensation expense	4,561	3,543
Regulatory disallowances and restructuring costs	—	774
Allowance for equity funds used during construction and other, net	(2,409)	(207)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(12,204)	3,770
Materials, supplies, and fuel stock	969	(1,382)
Other current assets	2,613	(27,342)
Other assets	3,186	885
Accounts payable	(2,052)	(3,984)
Accrued interest and taxes	(6,802)	(4,283)
Other current liabilities	(2,498)	(23,255)
Other liabilities	(4,341)	(5,419)
Net cash flows from operating activities	201,619	122,041

Cash Flows From Investing Activities:
Additions to utility and non-utility plant	(230,882)	(378,574)
Proceeds from sales of available-for-sale securities	358,045	194,014
Purchases of available-for-sale securities	(359,853)	(195,619)
Return of principal on PVNGS lessor notes	—	8,547
Investment in Westmoreland Loan	—	(122,250)
Principal repayments on Westmoreland Loan	19,180	—
Other, net	143	167
Net cash flows from investing activities	(213,367)	(493,715)

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings, net	86,400	150,800
Long-term borrowings	57,000	357,500
Repayment of long-term debt	(77,447)	(126,156)
Proceeds from stock option exercise	1,574	6,569
Awards of common stock	(13,166)	(14,367)
Dividends paid	(38,896)	(35,312)
Valencia’s transactions with its owner	(7,731)	(7,394)
Other, net	1,685	(1,077)
Net cash flows from financing activities	9,419	330,563

Change in Cash and Cash Equivalents	(2,329)	(41,111)
Cash and Cash Equivalents at Beginning of Period	4,522	46,051
Cash and Cash Equivalents at End of Period	$2,193	$4,940

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$59,982	$57,492
Income taxes paid (refunded), net	$625	$850

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$1,279	$25,488

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,193	$4,522
Accounts receivable, net of allowance for uncollectible accounts of $1,086 and $1,209	86,598	87,012
Unbilled revenues	69,849	58,284
Other receivables	25,282	28,245
Current portion of Westmoreland Loan	20,968	38,360
Materials, supplies, and fuel stock	67,007	73,027
Regulatory assets	5,720	3,855
Commodity derivative instruments	3,847	5,224
Income taxes receivable	6,723	6,066
Other current assets	65,400	73,444
Total current assets	353,587	378,039
Other Property and Investments:
Long-term portion of Westmoreland Loan	54,852	56,640
Available-for-sale securities	295,026	272,977
Other investments	404	547
Non-utility property	3,713	3,404
Total other property and investments	353,995	333,568
Utility Plant:
Plant in service, held for future use, and to be abandoned	7,081,606	6,944,534
Less accumulated depreciation and amortization	2,395,590	2,334,938
	4,686,016	4,609,596
Construction work in progress	252,759	208,206
Nuclear fuel, net of accumulated amortization of $43,196 and $43,905	88,586	86,913
Net utility plant	5,027,361	4,904,715
Deferred Charges and Other Assets:
Regulatory assets	490,454	501,223
Goodwill	278,297	278,297
Commodity derivative instruments	4,106	—
Other deferred charges	76,645	75,238
Total deferred charges and other assets	849,502	854,758
	$6,584,445	$6,471,080

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$373,500	$287,100
Current installments of long-term debt	174,257	273,348
Accounts payable	78,324	86,705
Customer deposits	11,023	11,374
Accrued interest and taxes	55,726	61,871
Regulatory liabilities	5,265	3,609
Commodity derivative instruments	1,990	2,339
Dividends declared	132	19,448
Other current liabilities	66,353	59,314
Total current liabilities	766,570	805,108
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	2,199,105	2,119,364
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	971,440	940,650
Regulatory liabilities	454,952	455,649
Asset retirement obligations	132,261	127,519
Accrued pension liability and postretirement benefit cost	119,243	125,844
Commodity derivative instruments	4,106	—
Other deferred credits	129,794	140,545
Total deferred credits and other liabilities	1,811,796	1,790,207
Total liabilities	4,777,471	4,714,679
Commitments and Contingencies (See Note 11)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders’ equity:
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 79,653,624 shares)	1,156,630	1,163,661
Accumulated other comprehensive income (loss), net of income taxes	(85,595)	(92,451)
Retained earnings	656,225	604,742
Total PNMR common stockholders’ equity	1,727,260	1,675,952
Non-controlling interest in Valencia	68,185	68,920
Total equity	1,795,445	1,744,872
	$6,584,445	$6,471,080

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNMR				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total PNMR Common Stockholders’ Equity		Total Equity
	(In thousands)
Balance at December 31, 2016, as originally reported	$1,163,661	$(92,451)	$604,742	$1,675,952	$68,920	$1,744,872
Cumulative effect adjustment (Note 8)	—	—	10,382	10,382	—	10,382
Balance at January 1, 2017, as adjusted	1,163,661	(92,451)	615,124	1,686,334	68,920	1,755,254
Net earnings before subsidiary preferred stock dividends	—	—	60,681	60,681	6,996	67,677
Total other comprehensive income	—	6,856	—	6,856	—	6,856
Subsidiary preferred stock dividends	—	—	(264)	(264)	—	(264)
Dividends declared on common stock	—	—	(19,316)	(19,316)	—	(19,316)
Proceeds from stock option exercise	1,574	—	—	1,574	—	1,574
Awards of common stock	(13,166)	—	—	(13,166)	—	(13,166)
Stock based compensation expense	4,561	—	—	4,561	—	4,561
Valencia’s transactions with its owner	—	—	—	—	(7,731)	(7,731)
Balance at June 30, 2017	$1,156,630	$(85,595)	$656,225	$1,727,260	$68,185	$1,795,445

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Electric Operating Revenues	$276,097	$233,346	$527,655	$468,952
Operating Expenses:
Cost of energy	82,952	61,367	164,268	133,811
Administrative and general	41,936	39,152	84,984	81,181
Energy production costs	34,393	37,881	66,180	80,567
Regulatory disallowances and restructuring costs	—	—	—	774
Depreciation and amortization	36,448	32,602	72,464	64,466
Transmission and distribution costs	10,175	10,241	20,094	20,557
Taxes other than income taxes	11,029	10,343	22,169	22,540
Total operating expenses	216,933	191,586	430,159	403,896
Operating income	59,164	41,760	97,496	65,056
Other Income and Deductions:
Interest income	1,858	5,518	4,675	7,040
Gains on available-for-sale securities	5,663	4,631	12,324	10,849
Other income	2,665	2,953	6,508	6,339
Other (deductions)	(2,428)	(3,202)	(5,250)	(4,863)
Net other income and deductions	7,758	9,900	18,257	19,365
Interest Charges	20,931	22,690	41,943	44,281
Earnings before Income Taxes	45,991	28,970	73,810	40,140
Income Taxes	15,515	9,177	23,223	12,788
Net Earnings	30,476	19,793	50,587	27,352
(Earnings) Attributable to Valencia Non-controlling Interest	(3,544)	(3,744)	(6,996)	(7,031)
Net Earnings Attributable to PNM	26,932	16,049	43,591	20,321
Preferred Stock Dividends Requirements	(132)	(132)	(264)	(264)
Net Earnings Available for PNM Common Stock	$26,800	$15,917	$43,327	$20,057

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net Earnings	$30,476	$19,793	$50,587	$27,352
Other Comprehensive Income (Loss):
Unrealized Gains on Available-for-Sale Securities:
Unrealized holding gains (losses) arising during the period, net of income tax (expense) benefit of $(2,777), $2,791, $(5,783), and $661	4,378	(4,362)	9,120	(1,034)
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $1,629, $(2,404), $2,701, and $1,970	(2,569)	3,757	(4,260)	(3,079)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience (gains) losses recognized as net periodic benefit cost, net of income tax expense (benefit) of $(626), $(537), $(1,252), and $(1,074)	987	839	1,974	1,678
Total Other Comprehensive Income (Loss)	2,796	234	6,834	(2,435)
Comprehensive Income	33,272	20,027	57,421	24,917
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,544)	(3,744)	(6,996)	(7,031)
Comprehensive Income Attributable to PNM	$29,728	$16,283	$50,425	$17,886

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$50,587	$27,352
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	88,864	80,688
Deferred income tax expense	23,685	13,180
Net unrealized (gains) losses on commodity derivatives	939	5,219
Realized (gains) on available-for-sale securities	(12,324)	(10,849)
Regulatory disallowances and restructuring costs	—	774
Allowance for equity funds used during construction and other, net	(2,278)	(221)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(8,846)	8,572
Materials, supplies, and fuel stock	1,591	(4,924)
Other current assets	5,623	(18,964)
Other assets	8,539	6,582
Accounts payable	(754)	822
Accrued interest and taxes	(1,520)	736
Other current liabilities	9,220	(15,511)
Other liabilities	(6,949)	(6,871)
Net cash flows from operating activities	156,377	86,585

Cash Flows From Investing Activities:
Utility plant additions	(125,698)	(302,721)
Proceeds from sales of available-for-sale securities	358,045	194,014
Purchases of available-for-sale securities	(359,853)	(195,619)
Return of principal on PVNGS lessor notes	—	8,547
Other, net	143	167
Net cash flows from investing activities	(127,363)	(295,612)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings, net	(23,000)	126,000
Long-term borrowings	57,000	175,000
Repayment of long-term debt	(57,000)	(125,000)
Equity contribution from parent	—	4,142
Dividends paid	(264)	(4,406)
Valencia’s transactions with its owner	(7,731)	(7,394)
Other, net	1,683	(369)
Net cash flows from financing activities	(29,312)	167,973

Change in Cash and Cash Equivalents	(298)	(41,054)
Cash and Cash Equivalents at Beginning of Period	324	43,138
Cash and Cash Equivalents at End of Period	$26	$2,084

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$39,584	$40,838
Income taxes paid (refunded), net	$—	$—

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$(5,392)	$21,157

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$26	$324
Accounts receivable, net of allowance for uncollectible accounts of $1,086 and $1,209	62,368	65,003
Unbilled revenues	58,717	48,289
Other receivables	22,925	25,514
Affiliate receivables	10,643	8,886
Materials, supplies, and fuel stock	62,810	64,401
Regulatory assets	1,880	3,442
Commodity derivative instruments	3,847	5,224
Income taxes receivable	26,269	25,807
Other current assets	59,357	67,355
Total current assets	308,842	314,245
Other Property and Investments:
Available-for-sale securities	295,026	272,977
Other investments	173	316
Non-utility property	96	96
Total other property and investments	295,295	273,389
Utility Plant:
Plant in service, held for future use, and to be abandoned	5,420,475	5,359,211
Less accumulated depreciation and amortization	1,854,466	1,809,528
	3,566,009	3,549,683
Construction work in progress	201,443	158,122
Nuclear fuel, net of accumulated amortization of $43,196 and $43,905	88,586	86,913
Net utility plant	3,856,038	3,794,718
Deferred Charges and Other Assets:
Regulatory assets	354,886	365,413
Goodwill	51,632	51,632
Commodity derivative instruments	4,106	—
Other deferred charges	68,608	68,149
Total deferred charges and other assets	479,232	485,194
	$4,939,407	$4,867,546

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$38,000	$61,000
Current installments of long-term debt	—	231,880
Accounts payable	60,205	55,566
Affiliate payables	38,178	23,183
Customer deposits	11,023	11,374
Accrued interest and taxes	33,761	34,819
Regulatory liabilities	5,265	3,517
Commodity derivative instruments	1,990	2,339
Dividends declared	132	132
Other current liabilities	46,784	33,551
Total current liabilities	235,338	457,361
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,631,912	1,399,489
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	773,188	748,666
Regulatory liabilities	421,947	423,701
Asset retirement obligations	131,305	126,601
Accrued pension liability and postretirement benefit cost	109,023	114,427
Commodity derivative instruments	4,106	—
Other deferred credits	104,841	118,980
Total deferred credits and liabilities	1,544,410	1,532,375
Total liabilities	3,411,660	3,389,225
Commitments and Contingencies (See Note 11)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,264,918	1,264,918
Accumulated other comprehensive income (loss), net of income taxes	(85,594)	(92,428)
Retained earnings	268,709	225,382
Total PNM common stockholder’s equity	1,448,033	1,397,872
Non-controlling interest in Valencia	68,185	68,920
Total equity	1,516,218	1,466,792
	$4,939,407	$4,867,546

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at December 31, 2016	$1,264,918	$(92,428)	$225,382	$1,397,872	$68,920	$1,466,792
Net earnings	—	—	43,591	43,591	6,996	50,587
Total other comprehensive income	—	6,834	—	6,834	—	6,834
Dividends declared on preferred stock	—	—	(264)	(264)	—	(264)
Valencia’s transactions with its owner	—	—	—	—	(7,731)	(7,731)
Balance at June 30, 2017	$1,264,918	$(85,594)	$268,709	$1,448,033	$68,185	$1,516,218

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Electric Operating Revenues	$86,223	$82,045	$164,843	$157,400
Operating Expenses:
Cost of energy	21,315	19,996	42,802	39,921
Administrative and general	9,235	10,204	19,638	19,794
Depreciation and amortization	15,597	14,897	30,968	29,406
Transmission and distribution costs	6,856	7,074	13,414	13,352
Taxes other than income taxes	6,934	6,499	13,770	12,998
Total operating expenses	59,937	58,670	120,592	115,471
Operating income	26,286	23,375	44,251	41,929
Other Income and Deductions:
Other income	541	1,031	1,363	1,624
Other (deductions)	(109)	(354)	(198)	(339)
Net other income and deductions	432	677	1,165	1,285
Interest Charges	7,510	7,473	14,915	14,841
Earnings before Income Taxes	19,208	16,579	30,501	28,373
Income Taxes	7,004	6,071	10,693	10,408
Net Earnings	$12,204	$10,508	$19,808	$17,965

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$19,808	$17,965
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	31,877	30,270
Deferred income tax expense	4,894	(22)
Allowance for equity funds used during construction and other, net	(130)	14
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(3,358)	(4,802)
Materials and supplies	(622)	3,542
Other current assets	(3,897)	(6,941)
Other assets	(5,747)	(6,297)
Accounts payable	138	(2,986)
Accrued interest and taxes	(308)	5,275
Other current liabilities	1,957	1,279
Other liabilities	717	(6)
Net cash flows from operating activities	45,329	37,291
Cash Flows From Investing Activities:
Utility plant additions	(78,940)	(59,795)
Net cash flows from investing activities	(78,940)	(59,795)
Cash Flow From Financing Activities:
Revolving credit facilities borrowings (repayments), net	47,000	(29,000)
Short-term borrowings (repayments) – affiliate, net	3,400	(300)
Long-term borrowings	—	60,000
Dividends paid	(17,459)	(7,456)
Other, net	—	(740)
Net cash flows from financing activities	32,941	22,504

Change in Cash and Cash Equivalents	(670)	—
Cash and Cash Equivalents at Beginning of Period	671	1
Cash and Cash Equivalents at End of Period	$1	$1

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$13,999	$13,118
Income taxes paid (refunded), net	$750	$850

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$1,700	$2,681

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1	$671
Accounts receivable	24,230	22,009
Unbilled revenues	11,132	9,995
Other receivables	1,747	2,090
Materials and supplies	4,197	8,626
Regulatory assets	3,840	413
Other current assets	1,841	1,031
Total current assets	46,988	44,835
Other Property and Investments:
Other investments	231	231
Non-utility property	2,549	2,240
Total other property and investments	2,780	2,471
Utility Plant:
Plant in service and plant held for future use	1,425,439	1,380,584
Less accumulated depreciation and amortization	445,900	429,397
	979,539	951,187
Construction work in progress	40,196	16,978
Net utility plant	1,019,735	968,165
Deferred Charges and Other Assets:
Regulatory assets	135,568	135,810
Goodwill	226,665	226,665
Other deferred charges	5,811	5,277
Total deferred charges and other assets	368,044	367,752
	$1,437,547	$1,383,223

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$47,000	$—
Short-term debt – affiliate	8,000	4,600
Accounts payable	10,096	16,709
Affiliate payables	4,347	3,793
Accrued interest and taxes	45,274	45,581
Regulatory liabilities	—	92
Other current liabilities	3,628	2,134
Total current liabilities	118,345	72,909
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	421,024	420,875
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	250,786	245,785
Regulatory liabilities	33,005	31,948
Asset retirement obligations	785	754
Accrued pension liability and postretirement benefit cost	10,220	11,417
Other deferred credits	7,798	6,300
Total deferred credits and other liabilities	302,594	296,204
Total liabilities	841,963	789,988
Commitments and Contingencies (See Note 11)
Common Stockholder’s Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	454,166	454,166
Retained earnings	141,354	139,005
Total common stockholder’s equity	595,584	593,235
	$1,437,547	$1,383,223

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at December 31, 2016	$64	$454,166	$139,005	$593,235
Net earnings	—	—	19,808	19,808
Dividends declared on common stock	—	—	(17,459)	(17,459)
Balance at June 30, 2017	$64	$454,166	$141,354	$595,584

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
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at June 30, 2017 and December 31, 2016, the consolidated results of operations and comprehensive income for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

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

Certain PNMR shared services’ expenses, which represent costs that are primarily driven by corporate level activities, are charged to the business segments. These services are billed at cost and are reflected as general and administrative expenses in the business segments. Other significant intercompany transactions between PNMR, PNM, and TNMP include interest and income tax sharing payments, as well as equity transactions. All intercompany transactions and balances have been eliminated. See Note 14.

Dividends on Common Stock

Dividends on PNMR’s common stock are declared by its Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. This has historically resulted in dividends considered to be attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year. The Board declared dividends on common stock considered to be for the second quarter of $0.2425 per share in July 2017 and $0.22 in July

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2016, which are reflected as being in the second quarter within “Dividends Declared per Common Share” on the PNMR Condensed Consolidated Statements of Earnings.

TNMP declared and paid cash dividends on common stock to PNMR of $17.5 million in the six-months ended June 30, 2017. In the six-months ended June 30, 2016, PNMR made an equity contribution of $4.1 million to PNM. PNM and TNMP declared and paid cash dividends on common stock to PNMR of $4.1 million and $7.5 million in the six-months ended June 30, 2016.

New Accounting Pronouncements

Information concerning recently issued accounting pronouncements that have not been adopted by the Company is presented below. The Company does not expect difficulty in adopting these standards by their required effective dates.

Accounting Standards Update 2014-09 – Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued ASU No. 2014-09. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also revises the disclosure requirements regarding revenue. When it becomes effective, the new standard will replace most existing revenue recognition guidance in GAAP. Since the issuance of ASU No. 2014-09, the FASB issued a one-year deferral in the effective date and has issued additional ASUs that clarify implementation guidance regarding principal versus agent considerations, licensing, and identifying performance obligations, as well as adding certain additional practical expedients. The new standard can be applied retrospectively to each prior period presented or on a modified retrospective basis with a cumulative effect adjustment to retained earnings on the date of adoption. The Company currently anticipates using the modified retrospective method.
The Company has made significant progress in its assessment of the new standard, but along with others in the utility industry, is continuing to monitor the activities of the FASB and other non-authoritative groups regarding industry specific issues for further clarification. These industry specific issues include the impacts of the new guidance on its accounting for CIAC and the presentation of revenues associated with “alternative revenue programs,” which primarily result from the Company’s approved rate rider programs. The Company is working towards completing its evaluation and drafting its revenue recognition disclosures under the new standard. The Company has not finalized conclusions and has not yet completely determined the effect of the standard on its financial reporting, but does not anticipate material changes in revenue recognition associated with retail electric service rates.

Accounting Standards Update 2016-01 – Financial Instruments (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU No. 2016-01, which makes targeted improvements to GAAP regarding financial instruments. The new standard eliminates the requirement to classify investments in equity securities with readily determinable fair values into trading or available-for-sale categories and will require those equity securities to be measured at fair value with changes in fair value recognized in net income rather than in OCI. Also, the new standard will revise certain presentation and disclosure requirements. Under the new standard, accounting for investments in debt securities remains essentially unchanged. PNM currently classifies the investments held in the NDT and coal mine reclamation trusts as available-for-sale securities. Unrealized losses on these securities are recorded immediately through earnings and unrealized gains are recorded in AOCI until the securities are sold. The Company will adopt the new standard on January 1, 2018, its required effective date. At that time any unrealized gains, net of income taxes, recorded in AOCI related to equity securities will be reclassified to retained earnings as a cumulative effect adjustment and, thereafter, changes in the value of equity securities will be recorded in the Consolidated Statements of Earnings. The amount of the cumulative adjustment upon adoption will depend on the amounts recorded in AOCI at that time, but PNM had unrealized gains on equity securities, net of income taxes, recorded in AOCI of $7.8 million at June 30, 2017.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounting Standards Update 2016-02 – Leases (Topic 842)

In February 2016, the FASB issued ASU No. 2016-02. This ASU provides guidance on the recognition, measurement, presentation, and disclosure of leases. The ASU will require that a liability be recorded on the balance sheet for all leases based on the present value of future lease obligations. A corresponding right-of-use asset will also be recorded. Amortization of the lease obligation and the right-of-use asset for certain leases, primarily those classified as operating leases, will be on a straight-line basis, which is not expected to have a significant impact on the statements of earnings or cash flows, whereas other leases will be required to be accounted for as financing arrangements similar to the accounting treatment for capital leases under current GAAP. Also, the new standard will revise certain disclosure requirements. Although early adoption of the standard is permitted, the Company does not currently plan to adopt this standard prior to January 1, 2019, its required effective date. At adoption of the ASU, leases will be recognized and measured as of the earliest period presented using a modified retrospective approach.

As discussed in Note 7 of the Notes to Consolidated Financial Statements in the 2016 Annual Reports on Form 10-K, the Company has operating leases of office buildings, vehicles, equipment, and certain rights-of-way. PNM also has operating lease interests in PVNGS Units 1 and 2 that will expire in January 2023 and 2024. The Company, along with others in the utility industry, is continuing to monitor the activities of the FASB and other non-authoritative groups regarding industry specific issues for further clarification. The Company has formed a project team, conducted outreach activities across its lines of business, and made significant progress in identifying arrangements, in addition to its existing operating lease arrangements, that may be classified as leases under the ASU. It is likely the arrangements currently classified as leases will continue to be recognized as leases under the new ASU. It is possible that other contractual arrangements not previously meeting the lease definition may contain elements that qualify as leases under ASU 2016-02 and that previously identified operating leases may be classified as financing leases under the new standard. The Company is in the process of analyzing each of the identified contractual arrangement to determine if it contains lease elements under the new standard and to quantify the potential impacts of identified lease arrangements. The Company anticipates this process will continue into 2018.

Accounting Standards Update 2016-13 – Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13. This ASU changes the way entities recognize impairment of many financial assets, including accounts receivable and investments in debt securities, by requiring immediate recognition of estimated credit losses expected to occur over their remaining lives. The new standard is effective for the Company beginning on January 1, 2020. Early adoption is permitted beginning on January 1, 2019. The Company is in the process of analyzing the impacts of this new standard, but does not anticipate it will adopt the standard prior to its effective date.

Accounting Standards Update 2016-15 – Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU No. 2016-15.  This ASU eliminates diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Although early adoption is permitted, the Company does not currently plan to adopt this standard prior to January 1, 2018, its required effective date.   Based on its preliminary analysis, the Company believes its current presentation of the statement of cash flows is in accordance with the new standard. Therefore, the Company does not anticipate the new standard will have a significant impact on its financial statements.

Accounting Standards Update 2016-18 – Statement of Cash Flows (Topic 230): Restricted Cash

In November 2016, the FASB issued ASU 2016-18. The ASU requires that the statements of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents during the period. Under the new standard, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The new standard does not provide a definition of what should be considered restricted cash. The Company is in the process of analyzing the impacts of this new standard, including identifying items considered to be restricted cash. The new standard requires the use of a retrospective transition method for each period presented after adoption.

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

Accounting Standards Update 2017-07 – Compensation – Retirement Benefits (Topic 715)

In March 2017, the FASB issued ASU 2017-07 to improve the presentation of net periodic pension and other postretirement benefit costs. Currently, the Company presents all of its net periodic benefit costs as administrative and general expenses on its Condensed Consolidated Statements of Earnings, net of amounts capitalized to construction and other accounts. The amendments in this ASU require the service cost component of net benefit costs be presented in the same line item or items as compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of operating income with disclosures identifying where the other components of net benefit cost have been presented. The ASU also limits capitalization to only the service cost component of benefit costs. PNMR and its subsidiaries maintain qualified defined benefit pension and OPEB plans. Currently, net periodic benefit cost for the Company’s defined benefit pension plans do not include a service cost component and there is only a minor amount of service cost for the OPEB plans. Additional information about the Company’s plans is discussed in Note 12 of the Notes to Consolidated Financial Statements in the 2016 Annual Reports on Form 10-K and in Note 10. ASU 2017-17 requires retrospective presentation of the service cost component and the other components of net benefit cost in the income statement and prospective application regarding the capitalization of only the service cost component of net benefit cost. The Company is in the process of analyzing the impacts of this new standard, including the treatment of benefit costs by the NMPRC, PUCT, and FERC in the regulatory process.

Accounting Standards Update 2017-08 – Receivables – Nonrefundable Fees and Other Costs (Topic 310-20) Premium Amortization on Purchased Callable Debt Securities

In March 2017, the FASB issued ASU No. 2017-08. This ASU amends the amortization period for certain purchased callable debt securities held at a premium. Under current GAAP, some entities amortize the premium as an adjustment of yield over the contractual life of the security. The update requires premiums to be amortized over the period to the earliest call date. The new standard is effective for the Company beginning on January 1, 2019. Early adoption is permitted including adoption in an interim period. The Company is in the process of analyzing the impacts of this new standard.

Accounting Standards Update 2017-09 – Compensation - Stock Compensation (Topic 718) Scope of Modification Accounting

In May 2017, the FASB issued ASU No. 2017-09. This ASU provides guidance about which changes to the terms or conditions of a share-based payment award are required to be accounted for as a modification of the award. The new standard is effective for the Company beginning on January 1, 2018. PNMR has not historically changed the terms or conditions of its share-based payment awards prior to their vesting. As a result, the Company does not anticipate this standard will have a significant impact on its financial statements.

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

In accordance with GAAP, dual presentation of basic and diluted earnings per share is presented in the Condensed Consolidated Statements of Earnings of PNMR. Information regarding the computation of earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Net Earnings Attributable to PNMR	$37,555	$27,076	$60,417	$37,622
Average Number of Common Shares:
Outstanding during period	79,654	79,654	79,654	79,654
Vested awards of restricted stock	251	97	181	101
Average Shares – Basic	79,905	79,751	79,835	79,755
Dilutive Effect of Common Stock Equivalents:
Stock options and restricted stock	226	357	286	381
Average Shares – Diluted	80,131	80,108	80,121	80,136
Net Earnings Per Share of Common Stock:
Basic	$0.47	$0.34	$0.76	$0.47
Diluted	$0.47	$0.34	$0.75	$0.47

(3)	Segment Information

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR SEGMENT INFORMATION

	PNM	TNMP	Corporate and Other	Consolidated
	(In thousands)
Three Months Ended June 30, 2017
Electric operating revenues	$276,097	$86,223	$—	$362,320
Cost of energy	82,952	21,315	—	104,267
Utility margin	193,145	64,908	—	258,053
Other operating expenses	97,533	23,025	(5,235)	115,323
Depreciation and amortization	36,448	15,597	5,580	57,625
Operating income (loss)	59,164	26,286	(345)	85,105
Interest income	1,858	—	2,027	3,885
Other income (deductions)	5,900	432	(123)	6,209
Interest charges	(20,931)	(7,510)	(3,891)	(32,332)
Segment earnings (loss) before income taxes	45,991	19,208	(2,332)	62,867
Income taxes (benefit)	15,515	7,004	(883)	21,636
Segment earnings (loss)	30,476	12,204	(1,449)	41,231
Valencia non-controlling interest	(3,544)	—	—	(3,544)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$26,800	$12,204	$(1,449)	$37,555

Six Months Ended June 30, 2017
Electric operating revenues	$527,655	$164,843	$—	$692,498
Cost of energy	164,268	42,802	—	207,070
Utility margin	363,387	122,041	—	485,428
Other operating expenses	193,427	46,822	(9,894)	230,355
Depreciation and amortization	72,464	30,968	10,576	114,008
Operating income (loss)	97,496	44,251	(682)	141,065
Interest income	4,675	—	4,091	8,766
Other income (deductions)	13,582	1,165	(459)	14,288
Interest charges	(41,943)	(14,915)	(7,173)	(64,031)
Segment earnings (loss) before income taxes	73,810	30,501	(4,223)	100,088
Income taxes (benefit)	23,223	10,693	(1,505)	32,411
Segment earnings (loss)	50,587	19,808	(2,718)	67,677
Valencia non-controlling interest	(6,996)	—	—	(6,996)
Subsidiary preferred stock dividends	(264)	—	—	(264)
Segment earnings (loss) attributable to PNMR	$43,327	$19,808	$(2,718)	$60,417

At June 30, 2017:
Total Assets	$4,939,407	$1,437,547	$207,491	$6,584,445
Goodwill	$51,632	$226,665	$—	$278,297

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)	Accumulated Other Comprehensive Income (Loss)

Information regarding accumulated other comprehensive income (loss) for the six months ended June 30, 2017 and 2016 is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			PNMR
	Unrealized			Fair Value
	Gains on			Adjustment
	Available-for-	Pension		for Cash
	Sale	Liability		Flow
	Securities	Adjustment	Total	Hedges	Total
	(In thousands)
Balance at December 31, 2016	$4,320	$(96,748)	$(92,428)	$(23)	$(92,451)
Amounts reclassified from AOCI (pre-tax)	(6,961)	3,226	(3,735)	323	(3,412)
Income tax impact of amounts reclassified	2,701	(1,252)	1,449	(125)	1,324
Other OCI changes (pre-tax)	14,903	—	14,903	(288)	14,615
Income tax impact of other OCI changes	(5,783)	—	(5,783)	112	(5,671)
Net after-tax change	4,860	1,974	6,834	22	6,856
Balance at June 30, 2017	$9,180	$(94,774)	$(85,594)	$(1)	$(85,595)

Balance at December 31, 2015	$17,346	$(88,822)	$(71,476)	$44	$(71,432)
Amounts reclassified from AOCI (pre-tax)	(5,049)	2,752	(2,297)	371	(1,926)
Income tax impact of amounts reclassified	1,970	(1,074)	896	(145)	751
Other OCI changes (pre-tax)	(1,695)	—	(1,695)	(1,746)	(3,441)
Income tax impact of other OCI changes	661	—	661	681	1,342
Net after-tax change	(4,113)	1,678	(2,435)	(839)	(3,274)
Balance at June 30, 2016	$13,233	$(87,144)	$(73,911)	$(795)	$(74,706)

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

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 158 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third-party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operation and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the three and six months ended June 30, 2017, PNM paid $4.9 million and $9.8 million for fixed charges and $0.2 million and $0.3 million for variable charges. For the three and six months ended June 30, 2016, PNM paid $4.8 million and $9.6 million for fixed charges and $0.4 million and $0.6 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy obligations of Valencia and creditors of Valencia do not have any recourse against PNM’s assets. During the term of the PPA, PNM has the option, under certain conditions, to purchase and own up to 50% of the plant or the VIE. The PPA specifies that the purchase price would be the greater of 50% of book value reduced by related indebtedness or 50% of fair market value.

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

Summarized financial information for Valencia is as follows:

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Operating revenues	$5,094	$5,248	$10,021	$10,185
Operating expenses	(1,550)	(1,504)	(3,025)	(3,154)
Earnings attributable to non-controlling interest	$3,544	$3,744	$6,996	$7,031

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Position

	June 30,	December 31,
	2017	2016
	(In thousands)
Current assets	$3,322	$2,551
Net property, plant, and equipment	65,528	66,947
Total assets	68,850	69,498
Current liabilities	665	578
Owners’ equity – non-controlling interest	$68,185	$68,920

Westmoreland San Juan LLC (“WSJ”) and SJCC

As discussed in the subheading Coal Supply in Note 11, PNM purchases coal for SJGS from SJCC under a coal supply agreement (“CSA”). That section includes information on the acquisition of SJCC by WSJ, a subsidiary of Westmoreland, on January 31, 2016, as well as a $125.0 million loan (the “Westmoreland Loan”) from NM Capital, a subsidiary of PNMR, to WSJ which loan provided substantially all of the funds required for the SJCC purchase, and the issuance of $30.3 million in letters of credit to facilitate the issuance of reclamation bonds required in order for SJCC to mine coal to be supplied to SJGS. The Westmoreland Loan and the letters of credit support result in PNMR being considered to have a variable interest in WSJ, including its subsidiary, SJCC, since PNMR and NM Capital could be subject to possible loss in the event of a default by WSJ under the Westmoreland Loan and/or performance was required under the letter of credit support.  Principal payments under the Westmoreland Loan began on August 1, 2016 and are required quarterly thereafter. Interest is also paid quarterly beginning on May 3, 2016.

At June 30, 2017, the amount outstanding under the Westmoreland Loan was $75.8 million. In addition, interest receivable of $1.3 million is included in Other receivables. The Westmoreland Loan requires that all cash flows of WSJ, in excess of normal operating expenses, capital additions, and operating reserves, be utilized for principal and interest payments under the loan until it is fully repaid. A principal payment of $9.6 million plus interest of $2.0 million is due on August 1, 2017. As of July 25, 2017, $11.6 million was held in a SJCC bank account that is restricted solely to be used to service the Westmoreland Loan. The Westmoreland Loan is secured by the assets of and the equity interests in SJCC. In the event of a default by WSJ, NM Capital would have the ability to take over the mining operations.  In such event, NM Capital would likely engage a third-party mining company to operate SJCC so that operations of the mine are not disrupted. The acquisition of SJCC for approximately $125.0 million on January 31, 2016 was an arms-length negotiated transaction between Westmoreland and BHP, which amount should approximate the fair value of SJCC at the date of acquisition.  If WSJ were to default, NM Capital should be able to acquire assets of approximately the value of the Westmoreland Loan without a significant loss. Furthermore, PNMR considers the possibility of loss under the letters of credit support to be remote since the purpose of posting the bonds is to provide assurance that SJCC performs the required reclamation of the mine site in accordance with applicable regulations and all reclamation costs are reimbursable under the CSA. Also, much of the mine reclamation activities will not be performed until after the expiration of the CSA and the final maturity of the Westmoreland Loan. In addition, each of the SJGS participants has established and funds a trust to meet its future reclamation obligations.

Both WSJ and SJCC are considered to be VIEs.  PNMR’s analysis of these arrangements concluded that Westmoreland, as the parent of WSJ, has the ability to direct the SJCC mining operations, which is the factor that most significantly impacts the economic performance of WSJ and SJCC.  NM Capital’s rights under the Westmoreland Loan are the typical protective rights of a lender, but do not give NM Capital any oversight over mining operations unless there is a default under the loan agreement. Other than PNM being able to ensure that coal is supplied in adequate quantities and of sufficient quality to provide the fuel necessary to operate SJGS in a normal manner, the mining operations are solely under the control of Westmoreland and its subsidiaries, including developing mining plans, hiring of personnel, and incurring operating and maintenance expenses. Neither PNMR nor PNM has any ability to direct or influence the mining operation.  Therefore, PNM’s involvement through the CSA is a protective right rather than a participating right and Westmoreland has the power to direct the activities that most significantly impact the economic performance of SJCC.  The CSA requires SJCC to deliver coal required to fuel SJGS in exchange for payment of a set price per ton, which is escalated over time for inflation.  If SJCC is able to mine more efficiently than anticipated, its

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

economic performance will be improved.  Conversely, if SJCC cannot mine as efficiently as anticipated, its economic performance will be negatively impacted.  Accordingly, PNMR believes Westmoreland is the primary beneficiary of WSJ and, therefore, WSJ and SJCC are not consolidated by either PNMR or PNM. The amounts outstanding under the Westmoreland Loan and the letter of credit support constitute PNMR’s maximum exposure to loss from the VIEs.

(6)	Lease Commitments

The Company leases office buildings, vehicles, and other equipment under operating leases. In addition, PNM leases interests in Units 1 and 2 of PVNGS. All of the Company’s leases are currently accounted for as operating leases. See New Accounting Pronouncements in Note 1. Additional information concerning the Company’s lease commitments is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2016 Annual Reports on Form 10-K, including PNM’s actions with regard to renewal and purchase options under the PVNGS leases.

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

PNM is exposed to losses under the PVNGS lease arrangements upon the occurrence of certain events that PNM does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to PVNGS or the occurrence of specified nuclear events), PNM would be required to make specified payments to the lessors, and take title to the leased interests. If such an event had occurred as of June 30, 2017, amounts due to the lessors under the circumstances described above would be up to $173.0 million, payable on July 15, 2017 in addition to the scheduled lease payments due on July 15, 2017.

(7)	Fair Value of Derivative and Other Financial Instruments

Additional information concerning energy related derivative contracts and other financial instruments is contained in Note 8 of the Notes to Consolidated Financial Statements in the 2016 Annual Reports on Form 10-K.

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

Energy Related Derivative Contracts

Overview

The primary objective for the use of commodity derivative instruments, including energy contracts, options, swaps, and futures, is to manage price risk associated with forecasted purchases of energy and fuel used to generate electricity, as well as managing anticipated generation capacity in excess of forecasted demand from existing customers. PNM’s energy related derivative contracts manage commodity risk. PNM is required to meet the demand and energy needs of its retail and wholesale customers. PNM is exposed to market risk for its share of PVNGS Unit 3 and the needs of its wholesale customers not covered under a FPPAC. However, as discussed below, PNM has hedging arrangements for the output of PVNGS Unit 3 through December 31, 2017, at which time PVNGS Unit 3 will be included as a jurisdictional resource to serve New Mexico retail customers. Beginning January

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1, 2018, PNM expects to be exposed to market risk for the 65 MW of SJGS Unit 4 that is anticipated to be transferred to PNM from PNMR Development (Note 11). PNM’s operations are managed primarily through a net asset-backed strategy, whereby PNM’s aggregate net open forward contract position is covered by its forecasted excess generation capabilities or market purchases. PNM could be exposed to market risk if its generation capabilities were to be disrupted or if its load requirements were to be greater than anticipated. If all or a portion of load requirements were required to be covered as a result of such unexpected situations, commitments would have to be met through market purchases. TNMP does not enter into energy related derivative contracts.
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

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, PNM accounts for its various derivative instruments for the purchase and sale of energy based on PNM’s intent. During the six months ended June 30, 2017 and the year ended December 31, 2016, PNM was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flows hedges. The contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. PNM has no trading transactions.

Commodity Derivatives

PNM’s commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges, are summarized as follows:

	Economic Hedges
	June 30, 2017	December 31, 2016
	(In thousands)
Current assets	$3,847	$5,224
Deferred charges	4,106	—
	7,953	5,224
Current liabilities	(1,990)	(2,339)
Long-term liabilities	(4,106)	—
	(6,096)	(2,339)
Net	$1,857	$2,885

Included in the above table are $1.3 million and $2.7 million of current assets at June 30, 2017 and December 31, 2016 related to contracts for the sale of energy from PVNGS Unit 3 through 2017 at market price plus a premium. Certain of PNM’s commodity derivative instruments in the above table are subject to master netting agreements whereby assets and liabilities could be offset in the settlement process. PNM does not offset fair value and cash collateral for derivative instruments under master netting arrangements and the above table reflects the gross amounts of fair value assets and liabilities for commodity derivatives. Included in the above table are equal amounts of assets and liabilities aggregating $5.2 million at June 30, 2017 and $0.5 million at December 31, 2016, which result from PNM’s hazard sharing arrangements with Tri-State (Note 12). The hazard sharing arrangements are net-settled upon delivery. Other amounts that could be offset under master netting agreements were immaterial.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2017 and December 31, 2016, PNM had no amounts recognized for the legal right to reclaim cash collateral. However, at June 30, 2017 and December 31, 2016, amounts posted as cash collateral under margin arrangements were $1.3 million and $2.6 million. At June 30, 2017 and December 31, 2016, obligations to return cash collateral were $0.1 million and $0.1 million. Cash collateral amounts are included in other current assets and other current liabilities on the Condensed Consolidated Balance Sheets.

PNM has a NMPRC approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. The table above includes $0.1 million of current assets and less than $0.1 million of current liabilities at June 30, 2017 and $0.2 million of current assets and $0.1 million of current liabilities at December 31, 2016 related to this plan. The offsets to these amounts are recorded as regulatory assets and liabilities on the Condensed Consolidated Balance Sheets.

The following table presents the effect of mark-to-market commodity derivative instruments on PNM’s earnings, excluding income tax effects. Commodity derivatives had no impact on OCI for the periods presented.

	Economic Hedges
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Electric operating revenues	$4,592	$(4,123)	$7,933	$(1,439)
Cost of energy	(5,286)	(967)	(5,276)	(1,112)
Total gain (loss)	$(694)	$(5,090)	$2,657	$(2,551)
Commodity contract volume positions are presented in MMBTU for gas related contracts and in MWh for power related contracts. The table below presents PNM’s net buy (sell) volume positions:

	Economic Hedges
	MMBTU	MWh

June 30, 2017	177,500	(1,383,295)
December 31, 2016	254,100	(2,471,600)
In connection with managing its commodity risks, PNM enters into master agreements with certain counterparties. If PNM is in a net liability position under an agreement, some agreements provide that the counterparties can request collateral if PNM’s credit rating is downgraded; other agreements provide that the counterparty may request collateral to provide it with “adequate assurance” that PNM will perform; and others have no provision for collateral.

PNM has contingent requirements to provide collateral under commodity contracts having an objectively determinable collateral provision that are in net liability positions and are not fully collateralized with cash. At June 30, 2017 and December 31, 2016, PNM had no such contracts in a net liability position.

Sale of Power from PVNGS Unit 3

Because PNM’s 134 MW share of Unit 3 at PVNGS is not currently included in retail rates, that unit’s power is being sold in the wholesale market. PVNGS Unit 3 will be included as a jurisdictional resource to serve New Mexico retail customers beginning on January 1, 2018. As of June 30, 2017, PNM had contracted to sell substantially all of PVNGS Unit 3 output through 2017 at market price plus a premium.  Through hedging arrangements that are accounted for as economic hedges, PNM has established fixed rates for substantially all of the sales through 2017, which average approximately $29 per MWh.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Available-for-sale securities are carried at fair value. Available-for-sale securities consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners (Note 11). At June 30, 2017 and December 31, 2016, the fair value of available-for-sale securities included $274.4 million and $253.9 million for the NDT and $20.6 million and $19.1 million for the mine reclamation trusts. The fair value and gross unrealized gains of investments in available-for-sale securities are presented in the following table.

	June 30, 2017		December 31, 2016
	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value
		(In thousands)
Cash and cash equivalents	$—	$10,318	$—	$23,683
Equity securities:
Domestic value	4,640	69,106	1,135	34,796
Domestic growth	4,542	68,147	3,032	47,595
International and other	3,396	38,620	2,029	27,481
Fixed income securities:
U.S. Government	371	29,411	115	40,962
Municipals	949	37,137	585	43,789
Corporate and other	1,423	42,287	553	54,671
	$15,321	$295,026	$7,449	$272,977

The proceeds and gross realized gains and losses on the disposition of available-for-sale securities are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the (increase)/decrease in realized impairment losses of $(0.1) million and $1.0 million for the three and six months ended June 30, 2017 and $(0.7) million and $0.9 million for the three and six months ended June 30, 2016.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Proceeds from sales	$91,657	$69,115	$358,045	$194,014
Gross realized gains	$7,971	$9,531	$16,617	$20,247
Gross realized (losses)	$(2,236)	$(4,233)	$(5,321)	$(10,349)
Held-to-maturity securities are those investments in debt securities that the Company has the ability and intent to hold until maturity. At June 30, 2017 and December 31, 2016, PNMR’s held-to-maturity securities consist of the Westmoreland Loan.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2017, the available-for-sale and held-to-maturity debt securities had the following final maturities:

	Fair Value
	Available-for-Sale	Held-to-Maturity
	PNMR and PNM	PNMR
	(In thousands)
Within 1 year	$4,426	$—
After 1 year through 5 years	22,201	86,070
After 5 years through 10 years	27,997	—
After 10 years through 15 years	4,324	—
After 15 years through 20 years	10,623	—
After 20 years	39,264	—
	$108,835	$86,070

Fair Value Disclosures
The Company determines the fair values of its derivative and other financial instruments based on the hierarchy established in GAAP, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. GAAP describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Level 3 inputs used in determining fair values for the Company consist of internal valuation models. The Company records any transfers between fair value hierarchy levels as of the end of each calendar quarter. There were no transfers between levels during the six months ended June 30, 2017 or the year ended December 31, 2016.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Items recorded at fair value by PNM on the Condensed Consolidated Balance Sheets are presented below by level of the fair value hierarchy. There were no Level 3 fair value measurements at June 30, 2017 and December 31, 2016 for items recorded at fair value.

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
June 30, 2017
Available-for-sale securities
Cash and cash equivalents	$10,318	$10,318	$—
Equity securities:
Domestic value	69,106	69,106	—
Domestic growth	68,147	68,147	—
International and other	38,620	35,366	3,254
Fixed income securities:
U.S. Government	29,411	28,187	1,224
Municipals	37,137	—	37,137
Corporate and other	42,287	—	42,287
	$295,026	$211,124	$83,902

Commodity derivative assets	$7,953	$—	$7,953
Commodity derivative liabilities	(6,096)	—	(6,096)
Net	$1,857	$—	$1,857

December 31, 2016
Available-for-sale securities
Cash and cash equivalents	$23,683	$23,683	$—
Equity securities:
Domestic value	34,796	34,796	—
Domestic growth	47,595	47,595	—
International and other	27,481	27,481	—
Fixed income securities:
U.S. Government	40,962	39,723	1,239
Municipals	43,789	—	43,789
Corporate and other	54,671	23,158	31,513
	$272,977	$196,436	$76,541

Commodity derivative assets	$5,224	$—	$5,224
Commodity derivative liabilities	(2,339)	—	(2,339)
Net	$2,885	$—	$2,885

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and fair values of investments in the Westmoreland Loan, other investments, and long-term debt, which are not recorded at fair value on the Condensed Consolidated Balance Sheets are presented below:

			GAAP Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2017	(In thousands)
PNMR
Long-term debt	$2,373,362	$2,502,268	$—	$2,502,268	$—
Westmoreland Loan	$75,820	$86,070	$—	$—	$86,070
Other investments	$404	$1,051	$404	$—	$647
PNM
Long-term debt	$1,631,912	$1,718,492	$—	$1,718,492	$—
Other investments	$173	$173	$173	$—	$—
TNMP
Long-term debt	$421,024	$462,016	$—	$462,016	$—
Other investments	$231	$231	$231	$—	$—

December 31, 2016
PNMR
Long-term debt	$2,392,712	$2,540,693	$—	$2,540,693	$—
Westmoreland Loan	$95,000	$100,893	$—	$—	$100,893
Other investments	$547	$1,164	$547	$—	$617
PNM
Long-term debt	$1,631,369	$1,730,157	$—	$1,730,157	$—
Other investments	$316	$316	$316	$—	$—
TNMP
Long-term debt	$420,875	$468,329	$—	$468,329	$—
Other investments	$231	$231	$231	$—	$—

(8)	Stock-Based Compensation

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

Restricted stock under the PEP refers to awards of stock subject to vesting, performance, or market conditions rather than to shares with contractual post-vesting restrictions. Generally, the awards vest ratably over three years from the grant date of the award. However, awards with performance or market conditions vest upon satisfaction of those conditions. In addition, plan provisions provide that upon retirement, participants become 100% vested in certain stock awards. Beginning with 2017 awards, the vesting period for awards of restricted stock to non-employee members of the Board is one year.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees meet their service requirements. At June 30, 2017 and December 31, 2016, PNMR had unrecognized expense related to stock awards of $5.8 million and $4.5 million, which are expected to be recognized over an average of 2.1 and 1.8 years.

PNMR receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options, and a tax deduction for the value of restricted stock at the vesting date.

The FASB issued Accounting Standards Update 2016-09 – Compensation –- Stock Compensation (Topic 718) to simplify several aspects of the accounting for share-based payment transactions and eliminate diversity in practice. PNMR’s historical accounting for stock compensation complies with ASU 2016-09, except for the treatment of the income tax consequences of awards and the presentation of reductions to taxes payable on the Consolidated Statements of Cash Flows. Prior to ASU 2016-09, benefits resulting from income tax deductions in excess of compensation cost recognized under GAAP for vested restricted stock and on exercised stock options (collectively, “excess tax benefits”) were recorded to equity provided the excess tax benefits reduced income taxes payable. Deficiencies resulting from tax deductions related to stock awards that were below recognized compensation cost upon vesting and on canceled stock options were recorded to equity. PNMR had not recorded excess tax benefits to equity since 2009 because it is in a net operating loss position for income tax purposes. ASU 2016-09 requires that all excess tax benefits and deficiencies be recorded to tax expense and classified as cash flows from operating activities. PNMR adopted ASU 2016-09 as of January 1, 2017 and recorded excess tax benefits of $0.3 million and $2.1 million in the three and six months ended June 30, 2017 of which $0.2 million and $1.6 million was allocated to PNM and $0.1 million and $0.5 million was allocated to TNMP. As required by ASU 2016-09, PNMR recorded the excess tax benefits that were not recognized in prior years, due to its net operating loss position, as a cumulative effect adjustment of $10.4 million, increasing retained earnings and decreasing accumulated deferred income taxes on the Condensed Consolidated Balance Sheets. When excess tax benefits are used to reduce income taxes payable, the benefit will be reflected in cash flows from operating activities.

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

The following table summarizes the weighted-average assumptions used to determine the awards grant date fair value:

	Six Months Ended June 30,
Restricted Shares and Performance Based Shares	2017	2016
Expected quarterly dividends per share	$0.2425	$0.2200
Risk-free interest rate	1.50%	0.94%

Market-Based Shares
Dividend yield	2.67%	2.74%
Expected volatility	20.80%	20.44%
Risk-free interest rate	1.54%	0.97%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes activity in restricted stock awards, including performance-based and market-based shares, and stock options, for the six months ended June 30, 2017:

	Restricted Stock		Stock Options
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2016	218,316	$27.59	305,874	$12.29
Granted	248,171	$23.06	—	$—
Exercised	(264,367)	$20.76	(92,600)	$17.00
Forfeited	(4,012)	$29.96	—	$—
Expired	—	$—	(3,000)	$30.50
Outstanding at June 30, 2017	198,108	$30.97	210,274	$9.96

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

In March 2012, the Company entered into a retention award agreement with its Chairman, President, and Chief Executive Officer under which she was to receive 135,000 shares of PNMR’s common stock if PNMR met specific market targets at the end of 2016 and she remained an employee of the Company. Under the agreement, she received 35,000 of the total shares in 2015 since PNMR achieved specific market targets at the end of 2014. The specified market target was achieved at the end of 2016 and the Board ratified her receiving the remaining 100,000 shares, which are included in the above table, in February 2017. The retention award was made under the PEP and was approved by the Board on February 28, 2012.

Effective as of January 1, 2015, the Company entered into a retention award agreement with its Executive Vice President and Chief Financial Officer under which he would receive awards of restricted stock if PNMR meets specific performance targets at the end of 2016 and 2017 and he remains an employee of the Company. If PNMR achieved the specific performance target for the period from January 1, 2015 through December 31, 2016, he was to receive $100,000 of PNMR common stock based on the market value per share on the grant date in early 2017. The specified market target was achieved at the end of 2016 and the Board ratified him receiving $100,000 of PNMR common stock in February 2017 based on a market per share value of $36.30 on the grant date of March 3, 2017, or 2,754 shares, which are included in the above table. Similarly, if PNMR achieves the specific performance target for the period from January 1, 2015 through December 31, 2017, he would receive $275,000 of PNMR common stock based on the market value per share on the grant date in early 2018. The retention award was made under the PEP and was approved by the Board on December 9, 2014. The above table does not include the restricted stock shares that remain unvested under this retention award agreement.

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
At June 30, 2017, the aggregate intrinsic value of stock options outstanding, all of which are exercisable, was $5.9 million with a weighted-average remaining contract life of 2.0 years. At June 30, 2017, no outstanding stock options had an exercise price greater than the closing price of PNMR common stock on that date.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides additional information concerning restricted stock activity, including performance-based and market-based shares, and stock options:

	Six Months Ended June 30,
Restricted Stock	2017	2016
Weighted-average grant date fair value	$23.06	$26.49
Total fair value of restricted shares that vested (in thousands)	$5,489	$4,768

Stock Options
Weighted-average grant date fair value of options granted	$—	$—
Total fair value of options that vested (in thousands)	$—	$—
Total intrinsic value of options exercised (in thousands)	$1,699	$1,145

(9)	Financing

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

Financing Activities

On March 9, 2015, PNMR entered into a $150.0 million Term Loan Agreement (“PNMR 2015 Term Loan Agreement”) between PNMR, the lenders identified therein, and Wells Fargo Bank, National Association, as lender and administrative agent. The PNMR 2015 Term Loan Agreement bears interest at a variable rate and must be repaid on or before March 9, 2018. In September 2015, PNMR entered into a hedging agreement whereby it effectively established a fixed interest rate of 1.927%, subject to change if there is a change in PNMR’s credit rating, for borrowings under the PNMR 2015 Term Loan Agreement for the period from January 11, 2016 through March 9, 2018. This hedge is accounted for as a cash flow hedge and had a fair value gain of $0.3 million at June 30, 2017, which is included in Other current assets on the Condensed Consolidated Balance Sheets, and a fair value loss of less than $0.1 million at December 31, 2016. The fair values were determined using Level 2 inputs under GAAP, including using forward LIBOR curves under the mid-market convention to discount cash flows over the remaining term of the agreement.

At June 30, 2017, variable interest rates were 2.00% on the PNMR 2015 Term Loan Agreement, 2.17% on the $100.0 million PNMR 2016 Two-Year Term Loan, and 1.83% on the $175.0 million PNM 2016 Term Loan Agreement.

As discussed in Note 11, NM Capital, a wholly owned subsidiary of PNMR, entered into a $125.0 million term loan agreement (the “BTMU Term Loan Agreement”) with BTMU, as lender and administrative agent, as of February 1, 2016. The BTMU Term Loan Agreement has a maturity date of February 1, 2021 and bears interest at a rate based on LIBOR plus a customary spread, which aggregated 3.92% at June 30, 2017. PNMR, as parent company of NM Capital, has guaranteed NM Capital’s obligations to BTMU. The BTMU Term Loan Agreement and the guaranty include customary covenants, including requirements for PNMR to not exceed a maximum debt-to-capital ratio of 65%, and customary events of default, a cross default provision, and a change of control provision consistent with PNMR’s other term loan agreements. NM Capital utilized the proceeds of the BTMU Term Loan Agreement to provide funding of $125.0 million (the “Westmoreland Loan”) to a ring-fenced, bankruptcy-remote, special-purpose entity that is a subsidiary of Westmoreland Coal Company to finance Westmoreland’s purchase of SJCC. The BTMU Term Loan Agreement requires that NM Capital utilize all amounts, less taxes and fees, it receives under the Westmoreland

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Loan to repay the BTMU Term Loan Agreement. The principal balance outstanding under the BTMU Term Loan Agreement was $71.8 million at June 30, 2017. Based on scheduled payments on the Westmoreland Loan, NM Capital estimates it will make principal payments of $24.8 million on the BTMU Term Loan Agreement in the twelve months ended June 30, 2018.

On October 21, 2016, PNMR entered into letter of credit arrangements with JPMorgan Chase Bank, N.A. (the “JPM LOC Facility”) under which letters of credit aggregating $30.3 million were issued to facilitate the posting of reclamation bonds, which SJCC is required to post in connection with permits relating to the operation of the San Juan mine (Note 11).

In 2017, PNMR entered into three separate four-year hedging agreements whereby it effectively established fixed interest rates of 1.926%, 1.823%, and 1.629%, plus customary spreads over LIBOR, subject to change if there is a change in PNMR’s credit rating, for three separate tranches, each of $50.0 million, of its variable rate short-term debt. These hedge agreements are accounted for as cash flow hedges. At June 30, 2017, one of the hedge agreements had a fair value gain of $0.2 million, which is included in Other current assets, and the other two had fair value losses aggregating $0.5 million, which are included in Other current liabilities, on the Condensed Consolidated Balance Sheets. The fair values were determined using Level 2 inputs under GAAP, including using forward LIBOR curves under the mid-market convention to discount cash flows over the remaining term of the agreement.

On June 14, 2017, TNMP entered into an agreement, which provides that TNMP will issue $60.0 million aggregate principal amount of 3.22% first mortgage bonds, due 2027 on or about August 25, 2017, subject to satisfaction of certain conditions. TNMP anticipates using the proceeds from the bonds to reduce short-term debt.

At December 31, 2016, PNM had $37.0 million of outstanding PCRBs, which have a final maturity of June 1, 2040, and $20.0 million of outstanding PCRBs which have a final maturity of June 1, 2042. These PCRBs were subject to mandatory tender for remarketing on June 1, 2017 and were successfully remarketed on that date. The $37.0 million of PCRBs now bear interest at 2.125% and the $20.0 million of PCRBs now bear interest at 2.45%. Both series are subject to mandatory tender for remarketing on June 1, 2022.

On July 20, 2017, PNM entered into a $200.0 million term loan agreement (the “PNM 2017 Term Loan Agreement”) between PNM and JPMorgan Chase Bank, N.A., as lender and administrative agent, and U.S. Bank National Association, as lender. The PNM 2017 Term Loan Agreement bears interest at a variable rate and must be repaid on or before January 18, 2019. PNM used the proceeds of the PNM 2017 Term Loan Agreement to prepay without penalty the $175.0 million PNM 2016 Term Loan Agreement, which was to mature on November 17, 2017, and short-term borrowings. The PNM 2017 Term Loan Agreement includes customary covenants, including requirements to not exceed a maximum debt-to-capital ratio of 65%, and customary events of default, a cross default provision, and a change of control provision consistent with PNM’s other term loan agreements. In accordance with GAAP, borrowings under the PNM 2016 Term Loan Agreement are reflected as being long-term in the Condensed Consolidated Balance Sheet at June 30, 2017 since the PNM 2017 Term Loan Agreement demonstrates PNM’s ability and intent to re-finance the PNM 2016 Term Loan Agreement on a long-term basis.

On July 28, 2017, PNM entered into an agreement (the “PNM 2017 Senior Unsecured Note Agreement”) with institutional investors for the sale of $450.0 million aggregate principal amount of Senior Unsecured Notes (the “PNM 2018 SUNs”) offered in private placement transactions. Under the PNM 2017 Senior Unsecured Note Agreement, PNM has agreed to issue $350.0 million of the PNM 2018 SUNs on or about May 15, 2018 and $100.0 million of the PNM 2018 SUNs on or about August 1, 2018. The issuances of the PNM 2018 SUNs are subject to the satisfaction of certain conditions. PNM will use the gross proceeds from the PNM 2018 SUNs to repay $350.0 million of PNM’s 7.95% Senior Unsecured Notes that mature on May 15, 2018 and $100.0 million of PNM’s 7.50% Senior Unsecured Notes that mature on August 1, 2018. The terms of the PNM 2017 Senior Unsecured Note Agreement include customary covenants, including a covenant that requires the maintenance of a debt-to-capital ratio of less than or equal to 65%, customary events of default, including a cross default provision, and covenants regarding parity of financial covenants, liens and guarantees with respect to PNM’s material credit facilities. In the event of a change of control, PNM will be required to offer to prepay the PNM 2018 SUNs at par. PNM will have the right to redeem any or all of the PNM 2018 SUNs prior to their respective maturities, subject to payment of a customary make-whole premium. In accordance with GAAP, borrowings under PNM’s $350.0 million Senior Unsecured Notes due on May 15, 2018 are reflected as being long-term in the Condensed Consolidated Balance Sheet at June 30, 2017 since the PNM 2017 Senior Unsecured Note Agreement demonstrates PNM’s ability an

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

d intent to re-finance the $350.0 million Senior Unsecured Notes on a long-term basis. Information concerning the maturities and interest rates on the PNM 2018 SUNs to be issued in May 2018 and August 2018 is as follows:

Funding	Maturity	Principal	Interest
Date	Date	Amount	Rate
		(In millions)

May 15, 2018	May 15, 2023	$55.0	3.15%
May 15, 2018	May 15, 2025	104.0	3.45%
May 15, 2018	May 15, 2028	88.0	3.68%
May 15, 2018	May 15, 2033	38.0	3.93%
May 15, 2018	May 15, 2038	45.0	4.22%
May 15, 2018	May 15, 2048	20.0	4.50%
		350.0
August 1, 2018	August 1, 2028	15.0	3.78%
August 1, 2018	August 1, 2048	85.0	4.60%
		100.0
		$450.0
Short-term Debt and Liquidity

Currently, the PNMR Revolving Credit Facility has a financing capacity of $300.0 million and the PNM Revolving Credit Facility has a financing capacity of $400.0 million. In November 2016, PNMR and PNM entered into agreements to extend the maturity of both facilities from October 31, 2020 to October 31, 2021. However, one lender, whose current commitment is $10.0 million under the PNMR Revolving Credit Facility and $40.0 million under the PNM Revolving Credit Facility, did not agree to extend its commitments beyond October, 31, 2020. Unless one or more of the other current lenders or a new lender assumes the commitments of the non-extending lender, the financing capacities will be reduced to $290.0 million for the PNMR Revolving Credit Facility and $360.0 million for the PNM Revolving Credit Facility from November 1, 2020 through October 31, 2021. The TNMP Revolving Credit Facility is a $75.0 million revolving credit facility secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds. The TNMP Revolving Credit Facility matures on September 18, 2018. PNM also has the $50.0 million PNM New Mexico Credit Facility that expires on January 8, 2018. At June 30, 2017, the weighted average interest rate was 2.43% for the PNMR Revolving Credit Facility, 2.33% for the PNM Revolving Credit Facility, 2.36% for the PNM New Mexico Credit Facility, 2.13% for the TNMP Revolving Credit Facility, and 2.07% for the PNMR 2016 One-Year Term Loan, which matures in December 2017. Short-term debt outstanding consisted of:

	June 30,	December 31,
Short-term Debt	2017	2016
	(In thousands)
PNM:
PNM Revolving Credit Facility	$28,000	$35,000
PNM New Mexico Credit Facility	10,000	26,000
TNMP Revolving Credit Facility	47,000	—
PNMR:
PNMR Revolving Credit Facility	188,500	126,100
PNMR 2016 One-Year Term Loan	100,000	100,000
	$373,500	$287,100

In addition to the above borrowings, PNMR, PNM, and TNMP had letters of credit outstanding of $6.4 million, $2.5 million, and $0.1 million at June 30, 2017 that reduce the available capacity under their respective revolving credit facilities. The above table excludes intercompany debt. As of June 30, 2017, TNMP had intercompany borrowings from PNMR of $8.0 million.

At July 25, 2017, PNMR, PNM, and TNMP had $119.9 million, $388.5 million, and $22.9 million of availability under their respective revolving credit facilities, including reductions of availability due to outstanding letters of credit, and PNM had

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$50.0 million of availability under the PNM New Mexico Credit Facility. Total availability at July 25, 2017, on a consolidated basis, was $581.3 million for PNMR. As of July 25, 2017, TNMP had borrowings of $1.4 million from PNMR under its intercompany loan agreement. At July 25, 2017, PNMR, PNM, and TNMP had consolidated invested cash of $1.5 million, none, and none.

As described above, the $175.0 million PNM 2016 Term Loan Agreement that was to mature on November 17, 2017 was repaid on July 20, 2017 from the proceeds of the PNM 2017 Term Loan Agreement. In addition, PNM entered into the PNM 2017 Senior Unsecured Note Agreement on July 28, 2017 to issue $450.0 million of the PNM 2018 SUNs on May 15, 2018 and August 1, 2018, proceeds from which will be used to repay like amounts of PNM Senior Unsecured Notes maturing on those dates. PNM has no other long-term debt due through December 31, 2018. The $50.0 million PNM New Mexico Credit Facility expires in January 2018. PNMR has maturities and other repayments of short-term and long-term debt aggregating $274.8 million in the period from July 1, 2017 through June 30, 2018 and $104.6 million in the remainder of 2018, including anticipated repayments on the BTMU Term Loan Agreement. TNMP has no required principal payments on its long-term debt through 2018, but the $75.0 million TNMP Revolving Credit Facility currently expires in September 2018. Additional information on debt maturities is contained in Note 6 of the Notes to Consolidated Financial Statements in the 2016 Annual Reports on Form 10-K.

(10)	Pension and Other Postretirement Benefit Plans

PNMR and its subsidiaries maintain qualified defined benefit pension plans, postretirement benefit plans providing medical and dental benefits, and executive retirement programs (collectively, the “PNM Plans” and “TNMP Plans”). PNMR maintains the legal obligation for the benefits owed to participants under these plans.

Additional information concerning pension and OPEB plans is contained in Note 12 of the Notes to Consolidated Financial Statements in the 2016 Annual Reports on Form 10-K. Annual net periodic benefit cost for the plans is actuarially determined using the methods and assumptions set forth in that note and is recognized ratably throughout the year. See New Accounting Pronouncements in Note 1.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2017	2016	2017	2016	2017	2016
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$48	$70	$—	$—
Interest cost	13,454	15,154	2,013	2,173	349	406
Expected return on plan assets	(16,901)	(17,708)	(2,615)	(2,742)	—	—
Amortization of net (gain) loss	8,003	6,910	1,841	572	157	128
Amortization of prior service cost	(483)	(483)	(832)	(15)	—	—
Net periodic benefit cost	$4,073	$3,873	$455	$58	$506	$534

PNM did not make any contributions to its pension plan trust in the three and six months ended June 30, 2017 and 2016 and does not anticipate making any contributions to the pension plan in 2017-2021, based on current law, including recent amendments to funding requirements, and estimates of portfolio performance. The funding assumptions were developed using discount rates of 4.1% to 4.9%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional contributions at its discretion. PNM made no contributions to the OPEB trust in the three and six months ended June 30, 2017 and $0.8 million and $1.6 million in the three and six months ended June 30, 2016. PNM does not expect to make any contributions to the OPEB trust in 2017-2021.  Disbursements under the executive retirement program, which are funded by PNM and considered to be contributions to the plan, were $0.4 million and $0.9 million in the three and six months ended June 30, 2017 and $0.4 million and $0.9 million in the three and six months ended June 30, 2016 and are expected to total $1.5 million during 2017 and $5.8 million for 2018-2021.

TNMP Plans

The following tables present the components of the TNMP Plans’ net periodic benefit cost:

	Three Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2017	2016	2017	2016	2017	2016
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$36	$46	$—	$—
Interest cost	722	826	139	169	8	10
Expected return on plan assets	(945)	(986)	(114)	(122)	—	—
Amortization of net (gain) loss	231	175	(20)	(10)	2	1
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost	$8	$15	$41	$83	$10	$11

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2017	2016	2017	2016	2017	2016
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$72	$93	$—	$—
Interest cost	1,443	1,652	278	339	17	20
Expected return on plan assets	(1,889)	(1,971)	(228)	(245)	—	—
Amortization of net (gain) loss	461	350	(40)	(20)	4	1
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost	$15	$31	$82	$167	$21	$21

TNMP did not make any contributions to its pension plan trust in the three and six months ended June 30, 2017 and 2016 and does not anticipate making any contributions in 2017-2021, based on current law, including recent amendments to funding requirements, and estimates of portfolio performance. The funding assumptions were developed using discount rates of 4.1% to 4.9%. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP made contributions of zero and $0.7 million to the OPEB trust in the three and six months ended June 30, 2017 and no contribution in the three and six months ended June 30, 2016. TNMP does not expect to make any additional contributions to the OPEB trust in 2017 and expects to make contributions totaling $1.4 million for 2018-2021. Disbursements under the executive retirement program, which are funded by TNMP and considered to be contributions to the plan, were less than $0.1 million in the three and six months ended June 30, 2017 and 2016 and are expected to total $0.1 million during 2017 and $0.4 million in 2018-2021.

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

PNM estimates that it will incur approximately $57.7 million (in 2016 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a component of fuel expense as the fuel is consumed. At June 30, 2017 and December 31, 2016, PNM had a liability for interim storage costs of $12.0 million and $12.1 million included in other deferred credits.

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

On June 8, 2012, the DC Circuit issued its decision on a challenge by several states and environmental groups of the NRC’s rulemaking regarding temporary storage and permanent disposal of high level nuclear waste and spent nuclear fuel. The petitioners had challenged the NRC’s 2010 update to the agency’s Waste Confidence Decision and temporary storage rule (the “Waste Confidence Decision”). The DC Circuit found that the Waste Confidence Decision update constituted a major federal action, which, consistent with NEPA, requires either an environmental impact statement or a finding of no significant impact from the NRC’s actions. The DC Circuit found that the NRC’s evaluation of the environmental risks from spent nuclear fuel was deficient and, therefore, remanded the Waste Confidence Decision update for further action consistent with NEPA. On September 6, 2012, the NRC commissioners issued a directive to the NRC staff to proceed with development of a generic EIS to support an updated Waste Confidence Decision, which was issued in September 2013.
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

On January 10, 2017, EPA published in the Federal Register revisions to the regional haze rule to provide certain clarifications to reflect interpretations of the 1999 rule. EPA also provided a companion draft guidance document for public comment. The new rule shifted the due date for the next cycle of SIPs that are designed to cover the second compliance period from 2019 to 2028, changed the schedule and process for states to file 5-year progress reports, and revised certain aspects of the visibility impairment provisions. EPA’s final rule was challenged by numerous parties. On May 19, 2017, the DC Circuit granted an unopposed motion from EPA extending the deadline for briefing proposals to July 24, 2017. PNM is currently evaluating the potential impacts of this rule on SJGS.

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

•
PNM is granted a CCN for 134 MW of PVNGS Unit 3 with an initial rate base value equal to the book value as of December 31, 2017, including transmission assets associated with PVNGS Unit 3, (currently estimated to aggregate approximately $155 million)

•
No later than December 31, 2018, and before entering into a binding agreement for post-2022 coal supply for SJGS, PNM will file its position and supporting testimony in a NMPRC case to determine the extent to which SJGS should continue

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

serving PNM’s retail customers’ needs after mid-2022; all parties to the stipulation agree to support this case being decided within six months (see Other SJGS Matters below and Note 12)

•
PNM is authorized to acquire 65 MW of SJGS Unit 4 as excluded utility plant; PNM and PNMR commit that no further coal-fired merchant plant will be acquired at any time by PNM, PNMR, or any PNM affiliate; PNM is not precluded from seeking a CCN to include the 65 MW or other coal capacity in rate base

•
Beginning January 1, 2020, for every MWh produced by 197 MW of coal-fired generation from PNM’s ownership share of SJGS, PNM will acquire and retire one MWh of RECs or allowances that include a zero-CO2 emission attribute compliant with EPA’s Clean Power Plan; this REC retirement is in addition to what is required to meet the RPS; the cost of these RECs are to be capped at $7.0 million per year and will be recovered in rates; PNM should purchase EPA-compliant RECs from New Mexico renewable generation unless those RECs are more costly

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

During 2016, PNM revised its estimates of the December 31, 2017 projected book value of SJGS Units 2 and 3 and the other unrecoverable costs, which resulted in a net expense of $3.7 million, including a $4.5 million expense related to a refinement of the estimated liability for coal mine reclamation from the new coal mine reclamation arrangement. PNM recorded $0.8 million of such revision during the three months ended March 31, 2016, which is reflected in regulatory disallowances and restructuring costs on the Condensed Consolidated Statement of Earnings. In addition, PNMR Development recorded an expense of $0.6 million in the three months ended March 31, 2016 for costs it was obligated to reimburse the other SJGS participants under the restructuring arrangement, which is included in other deductions on the Condensed Consolidated Statement of Earnings. At June 30, 2017, the carrying value for PNM’s current ownership share of SJGS Units 2 and 3 is comprised of plant in service of $471.8 million and accumulated depreciation and amortization (including cost of removal) of $209.0 million for a net undepreciated book value of $262.8 million, offset by 50% (which equals $128.6 million) of the anticipated December 31, 2017 undepreciated net book value of SJGS Units 2 and 3 that will not be recovered, resulting in the net carrying value for SJGS Units 2 and 3 being $134.2 million at June 30, 2017.

On January 14, 2016, NEE filed a Notice of Appeal with the NM Supreme Court of the NMPRC’s December 16, 2015 order. On July 22, 2016, NEE filed a brief alleging that the NMPRC’s decision violated New Mexico statutes and NMPRC regulations because PNM did not adequately consider replacement resources other than those proposed by PNM, the NMPRC did not require PNM to adequately address and mitigate ratepayer risk, the NMPRC unlawfully shifted the burden of proof, and the NMPRC’s decision was arbitrary and capricious.  Answer briefs refuting NEE’s claims were filed on November 2, 2016 by PNM, the NMPRC, and certain intervenors. Reply briefs were filed by NEE on January 9, 2017 and the parties presented oral argument to the court on January 25, 2017. The court has not rendered a decision on the appeal and there is no required time frame for a decision. In addition, on March 31, 2016, NEE filed a complaint with the NMPRC against PNM regarding the financing provided by NM Capital to facilitate the sale of SJCC (see Coal Supply below). The complaint alleges that PNM failed to comply with its discovery obligation in the SJGS abandonment case and requests the NMPRC investigate whether the financing transactions could adversely affect PNM’s ability to provide electric service to its retail customers. PNM responded to the complaint on May 4, 2016. The NMPRC has taken no action on this matter. PNM cannot currently predict the outcome of these matters.

SJGS Ownership Restructuring Matters – As discussed in Note 16 of the Notes to Consolidated Financial Statements in the 2016 Annual Report on Form 10-K, SJGS currently is jointly owned by PNM and eight other entities. In connection with the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

proposed retirement of SJGS Units 2 and 3, some of the SJGS participants expressed a desire to exit their ownership in the plant. As a result, the SJGS participants negotiated a restructuring of the ownership in SJGS and addressed the obligations of the exiting participants for plant decommissioning, mine reclamation, environmental matters, and certain future operating costs, among other items. The exiting participants currently own 50.0% of SJGS Unit 3 and 38.8% of SJGS Unit 4, but none of SJGS Units 1 and 2. PNM currently owns 50.0% of SJGS Units 1, 2, and 3 and owns 38.5% of SJGS Unit 4.

Following mediated negotiations, the SJGS participants executed the San Juan Project Restructuring Agreement (“RA”) on July 31, 2015. The RA provides the essential terms of restructured ownership and addresses other related matters, including that the exiting participants remain obligated for their proportionate shares of environmental, mine reclamation, and certain other legacy liabilities that are attributable to activities that occurred prior to their exit. PNMR Development became a party to the RA and agreed to acquire a 65 MW ownership interest in SJGS Unit 4 on the December 31, 2017 exit date, but has obligations related to Unit 4 before then. On the exit date, PNM would acquire 132 MW and PNMR Development would acquire 65 MW of the capacity in SJGS Unit 4 from the exiting owners for no initial cost other than funding capital improvements, including the costs of installing SNCR and BDT equipment. PNMR Development’s share of the costs of installing SNCR and BDT equipment amounted to $7.6 million. PNMR currently anticipates that PNMR Development will transfer the rights and obligations related to the 65 MW to PNM prior to December 31, 2017 in order to facilitate dispatch of power from that capacity. As ordered by the NMPRC, PNM would treat the 65 MW as merchant utility plant that would be excluded from retail rates. Reflecting the additions of the 132 MW and 65 MW, PNM’s ownership share would be 77.3% in SJGS Unit 4 and an aggregate of 66.3% in SJGS Units 1 and 4.

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

Other SJGS Matters – Although the RA results in an agreement among the SJGS participants enabling compliance with current CAA requirements, it is possible that the financial impact of climate change regulation or legislation, other environmental regulations, the result of litigation, and other business considerations, could jeopardize the economic viability of SJGS or the ability or willingness of individual participants to continue participation in the plant. PNM’s 2017 IRP (Note 12) filed with the NMPRC on July 3, 2017 presented resource portfolio plans for scenarios that assumed SJGS will operate beyond the end of the current coal supply agreement that runs through June 30, 2022 and for scenarios that assumed SJGS will cease operations after mid-2022. The 2017 IRP data shows that retiring SJGS in 2022 would provide long-term cost benefits to PNM’s customers.

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
PNM estimates its share of costs for post-combustion controls at Four Corners Units 4 and 5 to be up to $90.3 million, including amounts incurred through June 30, 2017 and PNM’s AFUDC. PNM is seeking recovery from its ratepayers of these costs in its NM 2016 Rate Case discussed in Note 17 of the Notes to Consolidated Financial Statements in the 2016 Annual Report on Form 10-K and Note 12. PNM is unable to predict the ultimate outcome of this matter.

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

Four Corners Federal Agency Lawsuit – On April 20, 2016, several environmental groups filed a lawsuit against OSM and other federal agencies in the United States District Court for the District of Arizona in connection with their issuance of the approvals that extended the life of Four Corners and the adjacent mine. The lawsuit alleges that these federal agencies violated both the ESA and NEPA in providing the federal approvals necessary to extend operations at Four Corners and the adjacent mine past July 6, 2016.  The court granted an APS motion to intervene in the litigation on August 3, 2016. Briefing on the merits of this litigation was expected to extend through May 2017. On September 15, 2016, NTEC, the current owner of the mine providing coal to Four Corners, filed a motion to intervene for the purpose of dismissing the lawsuit based on NTEC’s tribal sovereign immunity. Because the court has placed a stay on all litigation deadlines pending its decision regarding NTEC’s motion to dismiss, the schedule for briefing and the anticipated time line for completion this litigation will likely be extended. PNM cannot predict the timing or outcome of this matter.

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

The Clean Power Plan establishes state-by-state targets for carbon emissions reduction and establishes deadlines for states to submit initial plans to EPA by September 6, 2016, with a potential two-year extension, and final plans by 2018. The September 2016 deadline passed with no action and the 2018 deadline could be adjusted due to the stay of the Clean Power Plan issued by the US Supreme Court and pending litigation described below. State plans can be based on either an emission standards (rate or mass) approach or a state measures approach. Under an emission standards approach, federally enforceable emission limits are placed directly on affected units in the state. A state measures approach must meet equivalent rates statewide, but may include some elements, such as renewable energy or energy efficiency requirements, that are not federally enforceable. State measures plans may only be used with mass-based goals and must include “backstop” federally enforceable standards that will become effective if the state measures fail to achieve the expected level of emission reductions.

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

The proposed federal plan released concurrently with the Clean Power Plan is important to Four Corners and the Navajo Nation.  Since the Navajo Nation does not have primacy over its air quality program, EPA would be the regulatory authority responsible for implementing the Clean Power Plan on the Navajo Nation if the Clean Power Plan is sustained under the current administration.  In addition, the proposed rule recommends that EPA determine it is “necessary or appropriate” for EPA to regulate CO2 emissions on the Navajo Nation.  The comment period for the proposed rule closed on January 21, 2016.  APS and PNM filed separate comments with EPA on EPA’s draft plan and model trading rules, advocating that such a federal plan is neither necessary nor appropriate to protect air quality on the Navajo Nation. If EPA was to determine that it was not necessary or appropriate, the Clean Power Plan would not apply to the Navajo Nation, in which case, APS has indicated the Clean Power Plan would not have a material impact on Four Corners.  PNM is unable to predict the financial or operational impacts on Four Corners operations if EPA determines that a federal plan is necessary or appropriate for the Navajo Nation.

On June 30, 2016, EPA published in the Federal Register the design details of its voluntary Clean Energy Incentive Program under the Clean Power Plan. Comments were due to EPA on November 1, 2016.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On March 28, 2017, President Trump issued an Executive Order on Energy Independence. The order puts forth two general policies: promote clean and safe development of energy resources, while avoiding regulatory burdens, and ensure electricity is affordable, reliable, safe, secure, and clean.  The order directs the EPA Administrator to immediately review and, if appropriate and consistent with law, suspend, revise, or rescind (1) the Clean Power Plan, (2) the New Source Performance Standards for GHG from new, reconstructed, or modified electric generating units, (3) the Proposed Clean Power Plan Model Trading Rules, (4) the Legal Memorandum supporting the Clean Power Plan, and (5) the New Source Performance Standards for Oil & Natural Gas Sector. It also directs the EPA Administrator to notify the US Attorney General of his intent to review rules subject to pending litigation so that the US Attorney General may notify the court and, in his discretion, request that the court delay further litigation pending completion of the reviews. In connection with its review, EPA filed a petition with the DC Circuit requesting that the court hold the consolidated cases challenging the Clean Power Plan in abeyance until 30 days after the conclusion of EPA’s review and any subsequent rulemaking. On April 28, 2017, the DC Circuit granted the motion to hold the consolidated cases in abeyance for 60 days, directed EPA to file status reports every 30 days, and ordered the parties to file supplemental briefs by May 15, 2017, addressing whether the cases should be remanded to EPA rather than held in abeyance.  The DC Circuit issued a similar order on the same day in connection with a motion filed by EPA to hold consolidated cases challenging the NSPS in abeyance.  EPA also signed a Federal Register notice announcing that EPA is initiating its review of the Clean Power Plan and providing advance notice of forthcoming rulemaking proceedings. The rulemaking process, if initiated, will require a period of public comment and will be subject to judicial review. EPA filed a supplemental status report on June 15, 2017, advising the DC Circuit that, as a result of EPA’s review of the rule, EPA has begun the interagency review process of a proposed regulatory action. The 60-day period of abeyance ended on June 27, 2017.

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

On February 25, 2016, EPA released guidance on area designations, which states used to determine their initial designation recommendations by October 1, 2016. EPA recommended that states and tribes use the three most recent years of quality assured monitoring data available (e.g., 2013 to 2015) to recommend designations. In their submittals, states and tribes were also able to use preliminary 2016 data. EPA was expected to release final designations of attainment/nonattainment for areas by October 1, 2017. However, on June 6, 2017, the EPA administrator sent letters to state governors announcing that EPA is extending, by one year, the deadline for promulgating area designations. By October 2018, NMED is required to submit an infrastructure SIP that provides the basic air quality management program to implement the revised ozone standard. The extension of the deadline for designations would push out the due dates for attainment plans for those areas designated as non-attainment for ozone. These plans are generally due within 36 months from the date of designation and are expected to be submitted to EPA by October 1, 2021.

NMED published its 2015 Ozone NAAQS Designation Recommendation Report on September 2, 2016. In New Mexico, NMED is designating only a small area in southern Dona Ana County as non-attainment for ozone. NMED will have responsibility for bringing this nonattainment area into compliance and will look at all sources of NOx and volatile organic compounds since these are the pollutants that form ground-level ozone. According to NMED’s website, “If emissions from Mexico keep New Mexico from meeting the standards, the New Mexico area could remain nonattainment but would not face more stringent requirements over time.”

PNM does not believe there will be material impacts to its facilities as a result of NMED’s nonattainment designation of the small area within Dona Ana County, but must wait on EPA’s ultimate approval, which should occur by October 1, 2018. Until EPA approves attainment designations for the Navajo Nation and releases a proposal to implement the revised ozone NAAQS, APS is unable to predict what impact the adoption of these standards may have on Four Corners. PNM cannot predict the outcome of this matter.

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

On April 14, 2017, EPA filed a motion with the United States Court of Appeals for the Fifth Circuit relating to ongoing litigation of the 2016 Steam Electric Effluent Guidelines rule. EPA asks the court to hold all proceedings in the case in abeyance until August 12, 2017 while EPA reconsiders the rule. EPA also asks to be allowed to file a motion on August 12, 2017 to inform the court if EPA wishes to seek a remand of any provisions of the rule so that EPA may conduct further rulemaking, if appropriate. The motion refers to the notice signed by EPA Administrator Scott Pruitt on April 12, 2017, which announced EPA’s intent to reconsider this rule, as well as EPA’s administrative stay of the compliance deadlines.

On April 25, 2017, EPA published in the Federal Register a notice of postponement of certain compliance dates for the 2016 Steam Electric Effluent Guidelines rule, consistent with the EPA's decision to grant reconsideration of the rule. Specifically, the deadlines that will be postponed are the "best available technology" limitations and pretreatment standards for each of the following waste streams: fly ash transport water, bottom ash transport water, flue gas desulfurization wastewater, flue gas mercury control wastewater, and gasification wastewater.

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

Pursuant to a June 24, 2016 order by the DC Circuit in litigation by industry and environmental groups challenging EPA’s CCB regulations, EPA is required to complete a rulemaking proceeding within the next three years concerning whether or not boron must be included on the list of groundwater constituents that might trigger corrective action under EPA’s CCB rules.  EPA is not required to take final action approving the inclusion of boron, but EPA must propose and consider its inclusion.  Should EPA take final action adding boron to the list of groundwater constituents, corrective action might be triggered. Any resulting corrective action measures may increase costs of compliance with the CCB rule at coal-fired generating facilities.  At this time, PNM cannot predict when EPA will commence its rulemaking concerning boron or the eventual results of those proceedings.

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

The December 2014 CCB rule’s preamble indicates EPA is still evaluating whether to reverse its original regulatory determination and regulate coal ash under RCRA Subtitle C, which means it is possible at some point in the future for EPA to review the new CCB rules. The CCB rule does not cover mine placement of coal ash. OSM is expected to publish a proposed rule covering mine placement in the future and will likely be influenced by EPA’s rule. PNM cannot predict the outcome of OSM’s proposed rulemaking regarding CCB regulation, including mine placement of CCBs, or whether OSM’s actions will have a material impact on PNM’s operations, financial position, or cash flows. PNM would seek recovery from its ratepayers of all CCB costs that are ultimately incurred.

Other Commitments and Contingencies
Coal Supply
SJGS
The coal requirements for SJGS are supplied by SJCC. SJCC holds certain federal, state, and private coal leases. Through January 31, 2016, SJCC was a wholly owned subsidiary of BHP and supplied processed coal for operation of SJGS under an underground coal sales agreement (“UG-CSA”) that was to expire on December 31, 2017. In addition to coal delivered to meet the current needs of SJGS, PNM prepaid SJCC for certain coal mined but not yet delivered to the plant site. At June 30, 2017 and December 31, 2016, prepayments for coal (including amounts purchased from the existing SJGS participants discussed below), which are included in other current assets, amounted to $37.4 million and $48.7 million. Additional information concerning the coal supply for SJGS is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2016 Annual Reports on Form 10-K.
In conjunction with the activities undertaken to comply with the CAA for SJGS, as discussed above, PNM and the other owners of SJGS evaluated alternatives for the supply of coal to SJGS after the expiration of the UG-CSA. On July 1, 2015, PNM and Westmoreland Coal Company (“Westmoreland”) entered into a new coal supply agreement (“CSA”), pursuant to which Westmoreland would supply all of the coal requirements of SJGS through June 30, 2022. PNM and Westmoreland also entered into agreements under which Westmoreland would provide CCB disposal and mine reclamation services. Contemporaneous with the entry into the coal-related agreements, Westmoreland entered into a stock purchase agreement (the “Stock Purchase Agreement”)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

on July 1, 2015 to acquire all of the capital stock of SJCC. In addition, PNM, Tucson, SJCC, and SJCC’s owner entered into an agreement to terminate the existing UG-CSA upon the effective date of the new CSA.

The CSA became effective as of 11:59 PM on January 31, 2016, upon the closing under the Stock Purchase Agreement. Upon closing under the Stock Purchase Agreement, Westmoreland’s rights and obligations under the CSA and the agreements for CCB disposal and mine reclamation services were assigned to SJCC. Westmoreland has guaranteed SJCC’s performance under the CSA.

Pricing under the CSA is primarily fixed, adjusted to reflect general inflation. The pricing structure takes into account that SJCC has been paid for coal mined but not delivered, as discussed above. PNM has the option to extend the CSA, subject to negotiation of the term of the extension and compensation to the miner. In order to extend, PNM must give written notice of that intent by July 1, 2018 and the parties must agree to the terms of the extension by January 1, 2019. However, as discussed in Note 12, PNM’s 2017 IRP shows that retirement of PNM’s SJGS capacity in 2022 would be cost-effective for customers.

The RA sets forth terms under which PNM acquired the coal inventory, including coal mined but not delivered, of the exiting SJGS participants as of January 1, 2016 and will supply coal to the SJGS exiting participants for the period from January 1, 2016 through December 31, 2017 and to the SJGS remaining participants over the term of the CSA. Coal costs under the CSA are significantly less than under the previous arrangement with SJCC. Since substantially all of PNM’s coal costs are passed through the FPPAC, the benefit of the reduced costs and the economic benefits of the coal inventory arrangement with the exiting owners are passed through to PNM’s customers.

In support of the closing under the Stock Purchase Agreement and to facilitate PNM customer savings, NM Capital, a wholly owned subsidiary of PNMR, provided funding of $125.0 million (the “Westmoreland Loan”) to Westmoreland San Juan, LLC (“WSJ”), a ring-fenced, bankruptcy-remote, special-purpose entity that is a subsidiary of Westmoreland, to finance the purchase price of the stock of SJCC (including an insignificant affiliate) under the Stock Purchase Agreement. NM Capital was able to provide the $125.0 million financing to WSJ by first entering into a $125.0 million term loan agreement (the “BTMU Term Loan Agreement”) with BTMU, as lender and administrative agent. The BTMU Term Loan Agreement became effective as of February 1, 2016, has a maturity date of February 1, 2021, and bears interest at a rate based on LIBOR plus a customary spread. In connection with the BTMU Term Loan Agreement, PNMR, as parent company of NM Capital, has guaranteed NM Capital’s obligations to BTMU. The balance outstanding under the BTMU Term Loan Agreement was $71.8 million at June 30, 2017.

The Westmoreland Loan is a $125.0 million loan agreement among NM Capital, as lender, WSJ, as borrower, SJCC and its affiliate, as guarantors, BTMU, as administrative agent, and MUFG Union Bank, N.A., as depository bank. The Westmoreland Loan became effective as of February 1, 2016, and has a maturity date of February 1, 2021. The interest rate on the Westmoreland Loan escalates over time and was initially a rate of 7.25% plus LIBOR. Such rate is 9.25% plus LIBOR for the period from February 1, 2017 through January 31, 2018. The Westmoreland Loan has been structured to encourage prepayments and early retirement of the debt. WSJ must pay principal and interest quarterly to NM Capital in accordance with an amortization schedule. In addition, the Westmoreland Loan requires that all cash flows of WSJ, in excess of normal operating expenses, capital additions, and operating reserves, be utilized for principal and interest payments under the loan until it is fully repaid. At June 30, 2017, the amount outstanding under the Westmoreland Loan was $75.8 million. The next principal payment of $9.6 million plus interest of $2.0 million is due on August 1, 2017. As of July 25, 2017, $11.6 million was held in a SJCC restricted bank account that is to be used solely to service the Westmoreland Loan. The Westmoreland Loan is secured by the assets of and the equity interests in SJCC and its affiliate. The Westmoreland Loan also includes customary representations and warranties, covenants, and events of default. There are no prepayment penalties.

In connection with certain mining permits relating to the operation of the San Juan mine, SJCC is required to post reclamation bonds of $118.7 million with the NMMMD. In order to facilitate the posting of reclamation bonds by sureties on behalf of SJCC, PNMR entered into separate letter of credit arrangements with a bank under which letters of credit aggregating $30.3 million have been issued.

Four Corners
APS purchased all of Four Corners’ coal requirements from a supplier that was also a subsidiary of BHP and had a long-term lease of coal reserves with the Navajo Nation. That contract was to expire on July 6, 2016 with pricing determined using an

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

escalating base-price. On December 30, 2013, ownership of the mine was transferred to NTEC, an entity owned by the Navajo Nation, and a new coal supply contract for Four Corners, beginning in July 2016 and expiring in 2031, was entered into with NTEC (the “Four Corners CSA”). The BHP subsidiary was retained as the mine manager and operator through December 2016. Bisti Fuels Company, LLC, a subsidiary of The North American Coal Corporation, took over management and operation of the mine effective January 1, 2017. The average coal price per MMBTU under the new contract was approximately 51% higher in the twelve months ended June 30, 2017 than in the twelve months ended June 30, 2016, excluding the disputed amounts discussed below. The contract provides for pricing adjustments over its term based on economic indices. PNM anticipates that its share of the increased costs will be recovered through its FPPAC.
Four Corners Coal Supply Arbitration – The owners of Four Corners are obligated to purchase a specified minimum amount of coal each contract year and to pay for any shortfall of coal that they fail to take delivery of below the minimum amount, except when caused by “uncontrollable forces” as defined in the Four Corners CSA.  On June 13, 2017, APS received a demand for arbitration from NTEC in connection with the Four Corners CSA.  NTEC is seeking a declaratory judgment to support its interpretation of a provision regarding uncontrollable forces in the agreement relating to the annual minimum quantities of coal to be purchased by the Four Corners owners. NTEC alleges a shortfall in those purchases for the initial contract year, which ended June 30, 2017. PNM’s share of the shortfall is estimated to be approximately $6.5 million.  PNM anticipates that substantially all of any amount it ultimately is required to pay would be passed through to customers under PNM’s FPPAC. Although PNM cannot predict the timing or outcome of the arbitration, the outcome is not expected to have a material impact on its financial position, results of operations or cash flows.
Coal Mine Reclamation
In conjunction with the proposed shutdown of SJGS Units 2 and 3 to comply with the BART requirements of the CAA, an updated coal mine reclamation study was requested by the SJGS participants. In 2013, PNM updated its study of the final reclamation costs for both the surface mines that previously provided coal to SJGS and the current underground mine providing coal and revised its estimates of the final reclamation costs. This estimate reflected that, with the proposed shutdown of SJGS Units 2 and 3 described above, the mine providing coal to SJGS would continue to operate through 2053, the anticipated life of SJGS. The 2013 coal mine reclamation study indicated reclamation costs had increased, including significant increases due to the proposed shutdown of SJGS Units 2 and 3, which would reduce the amount of CCBs generated over the remaining life of SJGS and result in a significant increase in the amount of fill dirt required to remediate the underground mine area thereby increasing the overall reclamation costs. As discussed under Coal Combustion Byproducts Waste Disposal above, SJGS currently disposes of CCBs from the plant in the surface mine pits adjacent to the plant.
In 2015, PNM updated its final reclamation costs estimates to reflect the terms of the new reclamation services agreement with Westmoreland, discussed above, and changes resulting from the approval of the 2015 SJCC Mine Permit Plan. The 2015 reclamation cost estimate reflected that the scope and pricing structure of the reclamation service agreement with Westmoreland would significantly increase reclamation costs. In addition, design plan changes, updated regulatory expectations, and common mine reclamation practices incorporated into the 2015 SJCC Mine Permit reflect an increase in the 2015 reclamation cost estimate. The impacts of these increases, amounting to $16.5 million, were recorded at December 31, 2015.
Upon effectiveness of the CSA and the RA, PNM, on behalf of the SJGS owners, coordinated a more detailed coal mine reclamation cost study, which was completed in the third quarter of 2016. To complete the study, PNM was provided access to the mine site and obtained supporting data from Westmoreland, allowing for the 2015 study to be refined with a more extensive engineering analysis. This reclamation cost estimate reflected the terms of the new reclamation services agreement with Westmoreland and continuation of mining operations through 2053. The study indicated an increase in the reclamation cost estimate. PNM’s share of the increase was $4.5 million, which was recorded in the last half of 2016. The current estimate for decommissioning the mine serving Four Corners reflects the operation of the mine through 2031, the term of the new agreement for coal supply.
Based on the 2016 estimates and PNM’s current ownership share of SJGS, PNM’s remaining payments as of June 30, 2017 for mine reclamation, in future dollars, are estimated to be $101.4 million for the surface mines at both SJGS and Four Corners and $127.4 million for the underground mine at SJGS. At June 30, 2017 and December 31, 2016, liabilities, in current dollars, of $41.4 million and $41.0 million for surface mine reclamation and $14.3 million and $14.0 million for underground mine reclamation were recorded in other deferred credits.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As discussed in Note 12, PNM filed its 2017 IRP on July 3, 2017. The conclusions contained in the 2017 IRP indicate that it would be cost beneficial to PNM’s customers for PNM to retire its SJGS capacity in 2022 and for PNM to exit its ownership interest in Four Corners in 2031. If the NMPRC orders the abandonment of those facilities, PNM would be required to remeasure its liability for coal mine reclamation to reflect that reclamation activities would occur sooner than currently anticipated. The remeasurement would likely result in a significant increase in PNM’s liability for SJGS mine reclamation due to a further increase in the amount of fill dirt required to remediate the mine areas thereby increasing the overall reclamation costs. PNM would record a regulatory asset for amounts recoverable from ratepayers under existing or future orders of the NMPRC and amounts not recoverable would be expensed. PNM cannot predict what actions the NMPRC might take.

Under the terms of the CSA, PNM and the other SJGS owners are obligated to compensate SJCC for all reclamation costs associated with the supply of coal from the San Juan mine. The SJGS owners entered into a reclamation trust funds agreement to provide funding to compensate SJCC for post-term reclamation obligations under the UG-CSA. As part of the restructuring of SJGS ownership (see SJGS Ownership Restructuring Matters above), the SJGS owners and PNMR Development negotiated the terms of an amended agreement to fund post-term reclamation obligations under the CSA. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable reclamation trust, and periodically deposit funds into the reclamation trust for the owner’s share of the mine reclamation obligation. Deposits, which are based on funding curves, must be made on an annual basis. As part of the restructuring of SJGS ownership discussed above, the SJGS participants agreed to adjusted interim trust funding levels. Based on PNM’s reclamation trust fund balance at June 30, 2017, the current funding curves indicate PNM’s required contributions to its reclamation trust fund would be $6.3 million in 2017, $8.3 million in 2018, and $8.7 million in 2019.
Under the Four Corners CSA, which became effective on July 7, 2016, PNM is required to fund its ownership share of estimated final reclamation costs in thirteen annual installments, beginning on August 1, 2016, into an irrevocable escrow account solely dedicated to the final reclamation cost of the surface mine at Four Corners. PNM’s anticipated funding level is $2.0 million, $2.1 million, and $2.1 million in 2017, 2018, and 2019.
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
In a separate matter, in September 2012, 43 landowners claiming to be Navajo allottees filed a notice of appeal with the BIA appealing a March 2011 decision of the BIA Regional Director regarding renewal of a right-of-way for a PNM transmission line. The allottees, many of whom are also allottees in the above matter, generally allege that they were not paid fair market value for the right-of-way, that they were denied the opportunity to make a showing as to their view of fair market value, and thus denied

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

due process. On January 6, 2014, PNM received notice that the BIA, Navajo Region, requested a review of an appraisal report on 58 allotment parcels. After review, the BIA concluded it would continue to rely on the values of the original appraisal. On March 27, 2014, while this matter was stayed, the allottees filed a motion to dismiss their appeal with prejudice.  On April 2, 2014, the allottees’ appeal was dismissed with prejudice. Subsequent to the dismissal, PNM received a letter from counsel on behalf of what appears to be a subset of the 43 landowner allottees involved in the appeal, notifying PNM that the specified allottees were revoking their consents for renewal of right of way on six specific allotments.  On January 22, 2015, PNM received a letter from the BIA Regional Director identifying ten allotments with rights-of-way renewals that were previously contested.  The letter indicated that the renewals were not approved by the BIA because the previous consent obtained by PNM was later revoked, prior to BIA approval, by the majority owners of the allotments. It is the BIA Regional Director’s position that PNM must re-obtain consent from these landowners. On July 13, 2015, PNM filed a condemnation action in the United States District Court for the District of New Mexico regarding the approximately 15.49 acres of land at issue. On December 1, 2015, the court ruled that PNM could not condemn two of the five allotments at issue based on the Navajo Nation’s fractional interest in the land. PNM’s motion for reconsideration of this ruling was denied. On March 31, 2016, the Tenth Circuit granted PNM’s petition to appeal the December 1, 2015 ruling. On September 18, 2015, the allottees filed a separate complaint against PNM for federal trespass. Both matters have been consolidated and are stayed while PNM pursues its appeal before the Tenth Circuit. On June 27, 2016, PNM filed its opening brief in the Tenth Circuit. Amicus briefs were filed in support of PNM’s position. On October 5, 2016, the United States, the Navajo Nation, and individual allottees filed their response briefs. After the response briefs were filed, other entities requested leave to file amicus briefs addressing arguments raised in the United States’ response brief. Oral argument before the Tenth Circuit was heard on January 17, 2017. On May 26, 2017, the Tenth Circuit affirmed the district court. On July 8, 2017, PNM filed a Motion for Reconsideration en banc with the Tenth Circuit. On July 21, 2017, the court denied PNM’s Motion for Reconsideration. On July 26, 2017, PNM filed a motion to stay implementation of the court’s decision. PNM is considering all of its procedural options going forward in the litigation.
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

The RD recommended that the NMPRC find PNM was imprudent in the actions taken to purchase the previously leased 64.1 MW of capacity in PVNGS Unit 2, extending the leases for 114.6 MW of capacity of PVNGS Units 1 and 2, and installing the BDT equipment on SJGS Units 1 and 4. The RD also proposed that all fuel costs be removed from base rates and be recovered through the FPPAC. The RD would credit retail customers with 100% of the New Mexico jurisdictional portion of revenues from refined coal (a third-party pre-treatment process) at SJGS. In addition, the RD would remove recovery of the costs of power obtained from New Mexico Wind from the FPPAC and include recovery of those costs through PNM’s renewable energy rider discussed below. The RD recommended continuation of the renewable energy rider and certain aspects of PNM’s proposals regarding rate design, but would not approve certain other rate design proposals or PNM’s request for a revenue decoupling pilot program. The RD proposed approving PNM’s proposals for revised depreciation rates (except for requiring depreciation on Four Corners be calculated based on a 2041 life rather than the 2031 life proposed by PNM), the inclusion of construction work in progress in rate base, and ratemaking treatment of the prepaid pension asset. The RD did not preclude PNM from supporting the prudence of the PVNGS purchases and lease renewals in its next general rate case and seeking recovery of those costs. PNM disagreed with many of the key conclusions reached by the Hearing Examiner in the RD and filed exceptions to defend its prudent utility investments. Other parties also filed exceptions to the RD.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On September 30, 2016, PNM filed a notice of appeal with the NM Supreme Court regarding the order in the NM 2015 Rate Case. Subsequently, NEE, NMIEC, and ABCWUA filed notices of cross-appeal. On October 26, 2016, PNM filed a statement of issues related to its appeal with the NM Supreme Court, which stated PNM is appealing the NMPRC’s determination that PNM was imprudent in the actions taken to purchase the previously leased 64.1 MW of capacity in PVNGS Unit 2, extending the leases for 114.6 MW of capacity of PVNGS Units 1 and 2, and installing BDT equipment on SJGS Units 1 and 4. Specifically, PNM’s statement indicated it is appealing the following elements of the NMPRC’s order:

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

NEE subsequently filed a motion for a partial stay of the order at the NM Supreme Court. This motion was denied. The NM Supreme Court stated that the court’s intent was to request that PNM reimburse ratepayers for any amount overcharged should the cross-appellants prevail on the merits. Otherwise, the court has taken no action with respect to the appeals. On February 17, 2017, PNM filed its Brief in Chief, and pursuant to the court’s rules, the briefing schedule was completed on July 21, 2017. PNM anticipates that the court will take oral argument. Although appeals of regulatory actions of the NMPRC have a priority at the NM Supreme Court under New Mexico law, there is no required time frame for the court to act on the appeals.

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

PNM continues to believe that the disallowed investments, which are the subject of PNM’s appeal, were prudently incurred and that PNM is entitled to full recovery of those investments through the ratemaking process. Although PNM believes it is reasonably possible that its appeals will be successful, it cannot predict what decision the NM Supreme Court will reach or what further actions the NMPRC will take on any issues remanded to it by the court. If PNM’s appeal is unsuccessful, PNM would record further pre-tax losses related to the capitalized costs for any unsuccessful issues. The impacts of not recovering future contributions for decommissioning would be recorded in future periods. The amounts of any such losses to be recorded would depend on the ultimate outcome of the appeal and NMPRC process, as well as the actual amounts reflected on PNM books at the time of the resolution. However, based on the book values recorded by PNM as of June 30, 2017, such losses could include:

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

Also, PNM has evaluated the accounting consequences of the issues that are being appealed by the cross-appellants. Although PNM does not believe the issues raised in the cross-appeals have substantial merit, PNM is unable to predict what decision the NM Supreme Court will reach. PNM does not believe that the likelihood of the cross-appeals being successful is probable. However, if the NM Supreme Court were to overturn all of the issues subject to the cross-appeals and, upon remand, the NMPRC did not provide any recovery of those items, PNM would write-off all of the costs to acquire the assets previously leased under three leases aggregating 64.1 MW of PVNGS Unit 2 capacity, totaling $154.2 million (which amount includes $76.9 million that is the subject of PNM’s appeal discussed above) at June 30, 2017, after considering the loss recorded in 2016. The impacts of not recovering costs for the lease extensions, new coal supply contract for Four Corners, and prepaid pension asset in rate base would be recognized in future periods reflecting that rates charged to customers would not recover those costs as they are incurred. The outcomes of the cross-appeals regarding the FPPAC and rate design should not have financial impact to PNM.

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

The NMPRC scheduled a public hearing to begin on June 5, 2017, ordered that a settlement conference should be held, and that any resulting stipulation should be filed by March 27, 2017. Settlement discussions were held, but no agreements were reached by March 27, 2017. PNM and several intervenors filed an unopposed motion with the NMPRC to extend by one month the procedural schedule, including the date for filing a stipulation. On April 12, 2017, the NMPRC issued an order modifying the procedural schedule to allow for additional settlement discussion. Under the revised schedule, any settlement stipulation was to be filed by April 27, 2017. On April 27, 2017, PNM and several intervenors filed a motion with the NMPRC to extend the deadline for filing a stipulation. The motion was granted by the Hearing Examiners and in May 2017, PNM and thirteen intervenors (the “Signatories”) entered into a comprehensive stipulation. On May 12, 2017, the Hearing Examiners issued an order rejecting the stipulation in its then current form, but allowed the Signatories to revise the stipulation. On May 23, 2017, the Signatories filed a revised stipulation that addressed the issues raised by the Hearing Examiners in their order. The terms of the revised settlement include:

•	A revenue increase totaling $62.3 million, with an initial increase of $32.3 million beginning January 1, 2018 and the remaining increase beginning January 1, 2019

•	A ROE of 9.575%

•	Full recovery of the investment in SCRs at Four Corners with a debt-only return

•	An agreement not to adjust non-fuel base rate changes to be effective prior to January 1, 2020

•	An agreement to adjust the January 2019 increase for certain changes in federal corporate tax laws enacted prior to November 1, 2018 and effective and applicable to PNM by January 1, 2019

•	Returning to customers over a three-year period the benefit of the reduction in the New Mexico corporate income tax rate (Note 13) to the extent attributable to PNM’s retail operations

•	PNM will withdraw its proposal for a lost contribution to fixed cost mechanism with the issue to be addressed in a future docket

On May 24, 2017, the NMPRC issued an order, which resulted in the tolling of the statutory suspension period for two months and extending the suspension of the rate increase until January 6, 2018. The NMPRC can further extend the suspension period for an additional two months. The Hearing Examiners have issued a procedural order, that sets an evidentiary hearing on the merits of the revised stipulation commencing August 7, 2017. The revised settlement requires the approval of the NMPRC in order to take effect. If the NMPRC approves the revised settlement as filed, GAAP would require PNM to recognize a loss to reflect that PNM will not earn an equity return on its investments in SCRs at Four Corners. The loss would be recorded as a regulatory disallowance as of the date of NMPRC approval. The amount of the loss would be calculated by determining the present value of disallowed cash flows, which would equal the difference between the cash flows resulting from recovery of those investments with a debt only return and the cash flows with a full return on investment (including an equity component), and discounting the differences at PNM’s WACC. Such amount would depend on the final costs of the SCRs and other factors and assumptions at the date of NMPRC approval. Based on the stipulation and PNM’s current assumptions, PNM estimates the regulatory disallowance would be approximately $21 million. PNM cannot predict the outcome of this matter.

Investigation/Rulemaking Concerning NMPRC Ratemaking Policies

On March 22, 2017, the NMPRC issued an order opening an investigation and rulemaking to simplify and increase “the transparency of NMPRC rate cases by reducing the number of issues litigated in rate cases,” and provide a “more level playing field among intervenors and NMPRC staff on the one hand, and the utilities on the other.” The order posed the following questions: whether a standardized method should be established for determining ROE; should the ROE be subject to reward or penalty based on utilities meeting or failing to meet certain metrics, which could include customer complaints, outages, peak demand reductions, and RPS and energy efficiency compliance; whether recovery of utility rate case expenses should be limited to 50% unless the case is settled; whether intervenors should be allowed to recover their expenses if the NMPRC accepts their position; whether parties should have access to software used by utilities to support their positions; and how regulatory assets should be authorized and recovered. A procedural schedule was established that included initial comments on July 10, 2017 and a public workshop on September 14, 2017. PNM cannot predict the outcome of this proceeding.

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

•	A PPA for the output of the Lightning Dock Geothermal facility; the geothermal facility began providing power to PNM in January 2014; the current capacity of the facility is 4 MW

•	Solar distributed generation, aggregating 72.0 MW at June 30, 2017, owned by customers or third parties from whom PNM purchases any net excess output and RECs

•	Solar and wind RECs as needed to meet the RPS requirements

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

On June 1, 2017, PNM filed its 2018 renewable energy procurement plan. PNM is requesting approval to procure an additional 80 GWh in 2019 and 105 GWh in 2020 from a re-powering of New Mexico Wind; approval to procure an additional 55 GWh in 2019 and 77 GWh in 2020 from a re-powering of Lightning Dock Geothermal; approval to procure 50 MW of new

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

solar facilities to be constructed beginning in 2018; and various other requests, including the continuation of customer REC purchase programs and other purchases of RECs to ensure annual compliance with the RPS. PNM’s proposed procurement cost for 2018 and 2019 will be within the RCT. The plan is also seeking a variance from the “other” diversity category in 2018 due to a revised production forecast of the Lightning Dock Geothermal facility in 2018. PNM also requested to adjust its annual renewable energy rate rider to collect the costs of renewable resources. On June 14, 2017, the NMPRC issued an initial order appointing a Hearing Examiner and suspending the proposed rate rider adjustment. On June 23, 2017, the Hearing Examiner issued a procedural order establishing a procedural schedule and setting an evidentiary hearing commencing September 18, 2017. PNM cannot predict the outcome of this matter.
Renewable Energy Rider
The NMPRC has authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per KWh basis. In PNM’s NM 2015 Rate Case, the NMPRC authorized continuation of the renewable rider. PNM recorded revenues from the rider of $9.6 million and $8.2 million in the three months ended June 30, 2017 and 2016 and $20.5 million and $16.6 million in the six months ended June 30, 2017 and 2016.

In its 2016 renewable energy procurement plan case, PNM proposed to collect $42.4 million in 2016. The 2016 rider adjustment was approved as part of the order issued February 3, 2016 approving the 2016 renewable energy plan. In its 2017 renewable energy procurement plan, PNM proposed to collect $50.0 million through the rider in 2017. The increase, as compared with the amount the NMPRC approved for recovery through the rider in 2016, was due to recovering the costs of energy from New Mexico Wind through the rider, rather than through the FPPAC in compliance with the NMPRC’s order in PNM’s NM 2015 Rate Case. The 2017 rider adjustment was approved in the November 23, 2016 order that approved the 2017 renewable energy plan. On February 28, 2017, PNM filed a reconciliation of 2017 revenue requirement and proposed a revision to the rider that would recover $42.7 million during 2017. In its 2018 renewable energy procurement plan case, PNM proposes to collect $43.5 million.
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

On April 14, 2017, PNM filed an application for energy efficiency and load management programs to be offered in 2018. The proposed program portfolio consists of a continuation of the ten programs approved in the 2016 application with a total budget of $25.1 million. The application also seeks approval of a sliding scale incentive with a base incentive of $1.9 million if PNM is able to achieve saving of 53 GWh in 2018. PNM projects it would earn an incentive of $2.1 million based on targeted savings of 70 GWh. The actual incentive would be based on actual savings achieved. The application also requests a variance if the NMPRC approves a pending rulemaking that would reduce the frequency of energy efficiency applications to every other year so that PNM

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

would not have to file its next energy efficiency application until 2019. PNM proposes to continue the same ten programs and a similar incentive mechanism in 2019, with a proposed budget of $28.2 million and a base level incentive of $2.1 million. On July 26, 2017, PNM, NMPRC staff, and other parties filed a stipulation that would resolve all issues in the case if approved by the NMPRC. Under the settlement terms, all of PNM’s proposed programs would be approved with limited modifications and PNM’s base level incentive would be $1.7 million in 2018. PNM would earn an incentive of $1.9 million based on targeted savings of 69 GWh. An evidentiary hearing date is scheduled for September 11-12, 2017. PNM is unable to predict the outcome of this proceeding.
Energy Efficiency Rulemaking
In July 2012, the NMPRC opened an energy efficiency rulemaking docket to potentially address decoupling and incentives. Workshops to develop a proposed rule have been held, but no order proposing a rule has been issued. PNM is unable to predict the outcome of this matter.
On January 25, 2017, the NMPRC opened another energy efficiency rulemaking docket to consider whether applications for approval of energy efficiency and load management programs should be filed every two years rather than annually. Written comments were filed in the rulemaking docket, and a public comment hearing was held on March 31, 2017. On June 21, 2017, the NMPRC issued an order that modifies the filing frequency for utility energy efficiency plans to every three years.
Also on June 21, 2017, the NMPRC issued a new notice of proposed rulemaking to consider possible changes affecting a utility’s ability to modify NMPRC approved funding levels by up to 10% between energy efficiency program applications. This rulemaking is in response to consensus changes proposed by parties in the January 25, 2017 rulemaking. PNM is unable to predict the outcome of this matter.

Integrated Resource Plans
NMPRC rules require that investor owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first four years of that period.
2014 IRP
PNM filed its 2014 IRP on July 1, 2014. The four-year action plan was consistent with the replacement resources identified in PNM’s application to retire SJGS Units 2 and 3. PNM indicated that it planned to meet its anticipated long-term resource needs with a combination of additional renewable energy resources, energy efficiency, and natural gas-fired facilities. Consistent with statute and NMPRC rule, PNM incorporated a public advisory process into the development of its 2014 IRP. On July 31, 2014, several parties requested the NMPRC not to accept the 2014 IRP as compliant with NMPRC rule because to do so could affect the then pending proceeding on PNM’s application to abandon SJGS Units 2 and 3 and for CCNs for certain replacement resources (Note 11) and because they asserted that the 2014 IRP did not conform to the NMPRC’s IRP rule. Certain parties also asked that further proceedings on the 2014 IRP be held in abeyance until the conclusion of the SJGS abandonment/CCN proceeding. The NMPRC issued an order in August 2014 that docketed a case to determine whether the 2014 IRP complied with applicable NMPRC rules. The order also held the case in abeyance pending the issuance of final, non-appealable orders in PNM’s 2015 renewable energy procurement plan case and its application to retire SJGS Units 2 and 3. The order regarding PNM’s application to abandon SJGS Units 2 and 3 described in Note 11 states that the NMPRC will issue a Notice of Proposed Dismissal in the 2014 IRP docket. On May 4, 2016, the NMPRC issued the Notice of Proposed Dismissal, stating that the docket would be closed with prejudice within thirty days unless good cause was shown why the docket should remain open. On May 31, 2016, NEE filed a request to hold the protests filed against PNM’s 2014 IRP in abeyance or to dismiss those protests without prejudice. PNM responded on June 13, 2016 and requested that the NMPRC dismiss the case with prejudice. The NMPRC has not yet acted on its Notice of Proposed Dismissal or the request filed on May 31, 2016. PNM cannot predict the outcome of this matter.

2017 IRP

PNM filed its 2017 IRP on July 3, 2017. The 2017 IRP addresses a 20-year planning period, from 2017 through 2036, and includes an action plan describing PNM’s plan to implement the 2017 IRP in the four-year period following its filing. PNM held its initial public advisory meeting on the 2017 IRP on June 30, 2016 and has hosted 17 meetings statewide to present details of the process and receive public comment. The NMPRC’s order concerning SJGS’ compliance with the BART requirements of

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the CAA discussed in Note 11 requires PNM to make a filing in 2018 to determine the extent to which SJGS Units 1 and 4 should continue serving PNM’s retail customers’ needs after June 30, 2022. The 2017 IRP analyzed several scenarios utilizing assumptions that PNM continues service from its SJGS capacity beyond mid-2022 and that PNM retires its capacity after mid-2022. Key findings of the 2017 IRP include:

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

•
PNM should analyze its current Reeves Generating Station to consider possible technology improvements to phase out the older generators and replace them with new, more flexible supplies or energy storage

The 2017 IRP is not a final determination of PNM’s future generation portfolio. Retiring PNM’s share of SJGS capacity and exiting Four Corners would require NMPRC approval of abandonment filings, which PNM would make at appropriate times in the future. Likewise, NMPRC approval of new generation resources through CCN filings would be required. PNM cannot predict the ultimate outcome of the 2017 IRP process or whether the NMPRC will approve subsequent filings that would encompass actions to implement the conclusions of the 2017 IRP.

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
Application for Certificate of Convenience and Necessity

On April 26, 2016, PNM filed an application for an 80 MW gas plant to be located at SJGS, with an anticipated June 2018 in-service date. On October 13, 2016, PNM filed a motion to vacate the procedural schedule to allow PNM to assess the continued need for the plant in light of possible changed circumstances affecting loads and resources. On October 28, 2016, PNM filed a motion to withdraw its application and close the docket. As grounds for the motion, PNM stated that, based on its updated peak demand forecast, the 80 MW plant would not be needed in 2018. On December 1, 2016, the Hearing Examiner issued a recommended decision that would grant PNM’s motion to withdraw its application. On May 24, 2017, the NMPRC issued its order approving the recommended decision and granting the motion to withdraw the application. PNM will continue to evaluate its resource needs as part of its ongoing resource planning activities. PNM’s current capital forecast includes an additional 40 MW of peaking capacity that would be operational in 2020 to meet requirements for operating reserves.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On November 22, 2016, PNM filed a motion to lift the suspension and establish a new procedural schedule. In December 2016, the Hearing Examiner issued an order lifting the suspension and issued a new procedural schedule. Hearings in this matter were held in February and March 2017. During the March 2017 hearing, it was disclosed that the proposed meter contractor may not have complied with certain New Mexico contractor licensing requirements. PNM subsequently filed testimony regarding that matter as ordered by the Hearing Examiner. On May 12, 2017, PNM requested a new procedural schedule to allow it to issue a new RFP for contracting work related to the meter installation and to update its cost-benefit analysis. On June 13, 2017, the Hearing Examiner issued a new procedural schedule requiring PNM to file additional testimony on September 1, 2017, and setting an additional hearing for October 25-26, 2017. PNM cannot predict the outcome of this matter.

Facebook, Inc. Data Center Project

On July 8, 2016, PNM filed an application with the NMPRC for approval of:

•	Two new electric service rates

•	A PPA under which PNM would purchase renewable energy from PNMR Development

•	A special service contract to provide electric service to a prospective new customer, a large Internet company, that was considering locating a data center in PNM’s service area
The NMPRC approved PNM’s application on August 17, 2016. At that time, the new customer was also considering the state of Utah for the location of the data center. On September 15, 2016, PNM filed a notice informing the NMPRC that the customer, Facebook, Inc., had announced that it was selecting a site in New Mexico for its new data center.
Facebook’s service requirements include the acquisition by PNM of a sufficient amount of new renewable energy resources and RECs to match the energy and capacity requirements of the data center. PNM’s initial procurement will be through a PPA with PNMR Development for the energy production from 30 MW of new solar capacity that PNMR Development will construct and own. The cost of the PPA will be passed through to Facebook under a new rate rider. A new special service rate will be applied to Facebook’s energy consumption in those hours of the month when their consumption exceeds the energy production from the new renewable resources. Construction of the first 10 MW of solar capacity is expected to be completed in early 2018, which will coincide with initial operations of the data center, with the remainder of the capacity completed by mid-2018.
The approval order included a provision requiring that in any future rate case filed by PNM requesting an increase in rates of any other customer class, the NMPRC shall determine whether or not any customer class will be subject to increased rates due to Facebook’s fixed “Contribution to Production Charge for System Supplied Energy” and, if so, the NMPRC shall determine whether or not PNM will be allowed to recover such increased costs in the form of increased rates to other customers. In the NM 2016 Rate Case filing discussed above, PNM indicated the Facebook arrangement did not result in increased rates to any other customer class.
Hazard Sharing Agreements
On June 1, 2016, PNM and Tri-State entered into a one-year hazard sharing agreement, which expired on May 31, 2017.  Under the agreement, each party will sell the other party 100 MW of capacity and energy on a unit contingent basis, from each party’s designated primary resources, which is SJGS Unit 4 for PNM and Springerville Generating Station Unit 3 for Tri-State.  The agreement serves to reduce the magnitude of each party’s single largest generating hazard and assists in enhancing the reliability and efficiency of their respective operations. Both purchases and sales are made at the same market index price.  In 2016, PNM sold 482.3 GWh for $12.8 million and purchased 484.6 GWh for $12.9 million under the agreement. PNM and Tri-State entered into an additional agreement, under substantially identical terms, for a term of five years beginning June 1, 2017, subject to NMPRC approval. NMPRC approval was not required for the one-year agreement, but was required for the five-year agreement. On May 10, 2017, the NMPRC issued a final order approving the five-year agreement. In the three months ended June 30, 2017, PNM sold 199.0 GWh for $5.7 million and purchased 212.2 GWh for $6.1 million under the agreements. In the six months ended June 30, 2017, PNM sold 412.6 GWh for $10.5 million and purchased 417.4 GWh for $10.6 million under the agreements. Both the purchases and the sales under the agreements are passed through to customers under PNM’s FPPAC.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Firm-Requirements Wholesale Customers – Navopache Electric Cooperative, Inc.

As discussed in Note 17 of the Notes to Consolidated Financial Statements in the 2016 Annual Reports on Form 10-K, NEC filed a petition on April 8, 2015 for a declaratory order requesting that FERC find that NEC could purchase an unlimited amount of power and energy from third party supplier(s) under its PSA with PNM. Following proceedings before a settlement judge, PNM and NEC entered into, and filed with FERC, a settlement agreement on October 29, 2015 that includes certain amendments to the PSA and related contracts on file with FERC. FERC approved the settlement on January 21, 2016. Under the settlement agreement, PNM served all of NEC’s load in 2016 at reduced demand and energy rates from those under the PSA. Beginning January 1, 2016, NEC also paid certain third-party transmission costs that it only partially paid previously. The PSA and related transmission agreements terminated on December 31, 2016. In 2017, PNM is serving 10 MW of NEC’s load under a short term coordination tariff at a rate lower than provided under the PSA. Amounts billed to NEC were $1.1 million and $4.7 million in the three months ended June 30, 2017 and 2016 and $2.2 million and $10.0 million in the six months ended June 30, 2017 and 2016. PNM’s NM 2016 Rate Case discussed above reflects a reallocation of costs among regulatory jurisdictions reflecting the termination of the contract to serve NEC.
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
The PUCT adopted a rule creating a non-standard metering service for retail customers choosing to decline standard metering service via an advanced meter. The cost of providing non-standard metering service is to be borne by opt-out customers through an initial fee and ongoing monthly charge. As approved by the PUCT, TNMP is recovering $0.2 million in costs through initial fees ranging from $63.97 to $168.61 and ongoing annual expenses of $0.5 million through a $36.78 monthly fee. These amounts presume up to 1,081 consumers will elect the non-standard meter service, but TNMP has the right to adjust the fees if the number of anticipated consumers differs from that estimate. As of July 25, 2017, 102 consumers have made the election. TNMP does not expect the implementation of non-standard metering service to have a material impact on its financial position, results of operations, or cash flows.

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

On July 19, 2017, TNMP filed an application to further update its transmission rates to reflect an increase in total rate base of $27.5 million, which would increase revenues by $4.7 million annually. The application is pending before the PUCT.

On March 23, 2017, the PUCT staff filed proposed amendments to the interim transmission cost of service filing rule. If approved, the amendments could reduce the frequency of such filings to once per year. The amendments could also reduce the amount recovered by requiring that changes in accumulated deferred income taxes be considered and would preclude filings by

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

utilities earning more than their authorized rate of return using weather-normalized data. The PUCT has not yet approved the amendments for publication. Initial comments on the proposed rule will be due 30 days after publication. TNMP cannot predict the outcome of this matter.

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

Competition Transition Charge Compliance Filing

In connection with the adoption of legislation that deregulated electric utilities operating within ERCOT, TNMP was allowed to recover its stranded costs through the CTC and to also recover a carrying charge on the CTC. Further, the order authorizing TNMP's CTC included a true-up provision requiring an adjustment to the CTC due to a cumulative over- or under-collection of revenues, including interest, greater-than or equal to 15% of the most recent annual CTC funding amount. On March 13, 2017, TNMP made a filing to true-up the CTC. The requested adjustment reduces the collection of the amortization by $1.1 million annually. On April 3, 2017, the PUCT staff filed its recommendation to approve the requested adjustment. The change was approved on April 5, 2017 and went into effect on June 1, 2017.

Energy Efficiency

TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor (“EECRF”), which includes projected program costs, under or over collected costs from prior years, rate case expenses, and performance bonuses (if the programs exceed mandated savings goals). On May 25, 2017, TNMP filed its request to adjust the EECRF to reflect changes in costs for 2018. The total amount requested is $6.0 million, which includes a performance bonus of $1.1 million based on TNMP’s energy efficiency achievements in the 2016 plan year. A procedural schedule has been set with a hearing on the merits set for August 21, 2017.

(13)	Income Taxes

In 2013, New Mexico House Bill 641 reduced the New Mexico corporate income tax rate from 7.6% to 5.9%. The rate reduction is being phased-in from 2014 to 2018. In accordance with GAAP, PNMR and PNM adjusted accumulated deferred income taxes during the period that includes the date of enactment, which was in the year ended December 31, 2013, to reflect the tax rate at which the balances are expected to reverse. At that time, the portion of the adjustment related to PNM’s regulated activities was recorded as a reduction in deferred tax liabilities, which was offset by an increase in a regulatory liability, on the assumption that PNM will be required to return the benefit to customers over time. In addition, the portion of the adjustment that is not related to PNM’s regulated activities was recorded in PNMR’s Corporate and Other segment as a reduction in deferred tax assets and an increase in income tax expense. Changes in the estimated timing of reversals of deferred tax assets and liabilities will result in refinements of the impacts of this change in tax rates being recorded periodically until 2018, when the rate reduction is fully phased in. In the three months ended March 31, 2017 and 2016, PNM’s regulatory liability was reduced by $4.8 million and $7.1 million, which increased deferred tax liabilities. Deferred tax assets not related to PNM’s regulatory activities were: reduced by $0.1 million in the three months ended March 31, 2017, increasing income tax expense by less than $0.1 million for PNM and $0.1 million for the Corporate and Other segment; and decreased by $0.7 million in the three months ended March 31, 2016, increasing income tax expense by $0.8 million for PNM and reducing income tax expense by $0.1 million for the Corporate and Other segment. In the stipulation filed in PNM’s NM 2016 Rate Case (Note 12), it is proposed that the benefit of the lower New Mexico corporate income tax rate be returned to customers over a three-year period beginning January 1, 2018.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Services billings:
PNMR to PNM	$23,190	$22,269	$47,593	$45,003
PNMR to TNMP	7,806	7,240	15,943	14,288
PNM to TNMP	102	104	187	189
TNMP to PNMR	35	10	70	20
TNMP to PNM	57	88	145	88
Interest billings:
PNMR to TNMP	30	48	60	98
PNMR to PNM	9	5	11	5
PNM to PNMR	49	37	92	73
Income tax sharing payments:
PNMR to PNM	—	—	—	—
PNMR to TNMP	—	—	—	—

(15)	Goodwill

The excess purchase price over the fair value of the assets acquired and the liabilities assumed by PNMR for its 2005 acquisition of TNP was recorded as goodwill and was pushed down to the businesses acquired. In 2007, the TNMP assets that were included in its New Mexico operations, including goodwill, were transferred to PNM. PNMR’s reporting units that currently have goodwill are PNM and TNMP. Additional information concerning the Company’s goodwill is contained in Note 18 of Notes to Consolidated Financial Statements in the 2016 Annual Reports on Form 10-K.

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

In other circumstances, an entity may perform a quantitative analysis to reach the conclusion regarding impairment with respect to a reporting unit. The first step of the quantitative impairment test requires an entity to compare the fair value of the reporting unit with its carrying value, including goodwill. If as a result of this analysis, the entity concludes there is an indication of impairment in a reporting unit having goodwill, GAAP currently requires the entity to perform the second step of the impairment analysis, determining the amount of goodwill impairment to be recorded. The amount is calculated by comparing the implied fair value of the goodwill to its carrying amount. This exercise would require the entity to allocate the fair value determined in step one to the individual assets and liabilities of the reporting unit. Any remaining fair value would be the implied fair value of goodwill on the testing date. To the extent the recorded amount of goodwill of a reporting unit exceeds the implied fair value determined in step two, an impairment loss would be reflected in results of operations. As further discussed under New Accounting Pronouncements in Note 1, a new accounting pronouncement will eliminate the second step of the quantitative impairment analysis. An entity may choose to perform a quantitative analysis without performing a qualitative analysis and may perform a qualitative analysis for certain reporting units but a quantitative analysis for others.

For its annual evaluations performed as of April 1, 2016, PNMR performed quantitative analyses for both the PNM and TNMP reporting units. For the quantitative analyses, a discounted cash flow methodology was primarily used to estimate the fair value of the reporting unit. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of long-term growth rates for the business, and determination of appropriate weighted average cost of capital for each reporting unit. Changes in these estimates and assumptions could materially affect the determination of fair value and the conclusion of impairment. The April 1, 2016 quantitative evaluations indicated the fair value of the PNM reporting unit, which has goodwill of $51.6 million, exceeded its carrying value by approximately 25%. The April 1, 2016 quantitative evaluation indicated the fair value of the TNMP reporting unit, which has goodwill of $226.7 million, exceeded its carrying value by approximately 32%.

For its annual evaluations performed as of April 1, 2017, PNMR performed qualitative analyses for both the PNM and TNMP reporting units. The qualitative analysis was performed by considering changes in the Company’s expectations of future financial performance since the April 1, 2016 quantitative analysis. This analysis included consideration of Company specific events including the potential impacts of legal and regulatory matters discussed in Note 11 and Note 12 including the estimated impacts of the proposed revised stipulation in PNM’s NM 2016 Rate Case, the impacts of potential outcomes of the matters appealed to the NM Supreme Court under the NM 2015 Rate Case, and the impacts of changes in PNM’s resource needs based on PNM’s 2017 IRP. This evaluation also considered changes in TNMP’s regulatory environment such as the PUCT’s proposed amendments to the interim transmission cost of service filing rule, as well as potential outcomes associated with TNMP’s general rate case filing which the Company anticipates filing in 2018. The qualitative analysis also considered market and macroeconomic factors including changes in anticipated growth rates, anticipated changes in the WACC, and changes in discount rates. The Company also evaluated its stock price relative to historical performance, industry peers, and to major market indices, including an evaluation of the Company’s market capitalization relative to the carrying value of its reporting units. Based on an evaluation of these and other factors, the Company determined it is not more likely than not that the April 1, 2017 carrying values of PNM or TNMP exceed their fair values.

As indicated above, the annual evaluations performed as of April 1, 2017 and 2016 did not indicate impairments of the goodwill of any of PNMR’s reporting units. Since the April 1, 2017 annual evaluation, there have been no indications that the fair values of the reporting units with recorded goodwill have decreased below their carrying values.

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

MD&A FOR PNMR

EXECUTIVE SUMMARY
Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 770,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP.
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

State Regulation

New Mexico Rate Cases – On September 28, 2016, the NMPRC issued an order that authorized PNM to implement an increase in base non-fuel rates of $61.2 million for New Mexico retail customers, effective for bills sent after September 30, 2016. This order was on PNM’s application for a general increase in retail electric rates (the “NM 2015 Rate Case”) filed in August 2015. PNM’s application requested an increase in base non-fuel revenues of $121.5 million based on a future test year (“FTY”) beginning October 1, 2015. The primary drivers of the revenue deficiency were infrastructure investments and declines in forecasted energy sales due to successful energy efficiency programs and other economic factors. PNM also proposed changes to rate design to provide fairer pricing across rate classes and better align cost recovery with cost causation.

Following public hearings, the Hearing Examiner in the case issued a recommended decision (“RD”) in August 2016 proposing an increase in non-fuel revenues of $41.3 million. The NMPRC’s September 26, 2016 order approved many aspects of the RD, including the determination that PNM was imprudent in purchasing the 64.1 MW of previously leased capacity in PVNGS Unit 2, extending the leases for 114.6 MW of capacity of PVNGS Units 1 and 2, and installing BDT equipment on SJGS Units 1 and 4. However, the order also made certain significant modifications to the RD. Major components of the difference between the increase in non-fuel revenues approved in the order and PNM’s request, include:

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

The order continues the renewable energy rider and approved certain aspects of PNM’s proposals regarding rate design, but did not approve certain other rate design proposals or PNM’s request for a revenue decoupling pilot program. The order also proposed changes in the methods of recovering certain costs through PNM’s FPPAC and renewable energy rider. The order credits retail customers with 100% of the New Mexico jurisdictional portion of revenues from refined coal (a third-party pre-treatment process) at SJGS. The order approved PNM’s proposals for revised depreciation rates (with certain exceptions), the inclusion of construction work in progress in rate base, and the ratemaking treatment of the prepaid pension asset.

On September 30, 2016, PNM filed a notice of appeal with the NM Supreme Court regarding the order in the NM 2015 Rate Case. Subsequently, NEE, NMIEC, and ABCWUA filed notices of cross appeal. On October 26, 2016, PNM filed a statement of issues related to its appeal with the NM Supreme Court, which stated PNM is appealing the NMPRC’s determination that PNM was imprudent in the actions taken to purchase the previously leased 64.1 MW of capacity in PVNGS Unit 2, extending the leases for 114.6 MW of capacity of PVNGS Units 1 and 2, and installing BDT equipment on SJGS Units 1 and 4. Specifically, PNM’s statement indicated it is appealing the following elements of the NMPRC’s order:

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

NEE subsequently filed a motion for a partial stay of the order at the NM Supreme Court. This motion was denied. The NM Supreme Court stated that the court’s intent was to request that PNM reimburse ratepayers for any amount overcharged should the cross-appellants prevail on the merits. Otherwise, the court has taken no action with respect to the appeals. On February 17, 2017, PNM filed its Brief in Chief, and pursuant to the court’s rules, the briefing schedule was completed on July 21, 2017. PNM anticipates that the court will take oral argument. Although appeals of regulatory actions of the NMPRC have a priority at the NM Supreme Court under New Mexico law, there is no required time frame for the court to act on the appeals.

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

PNM continues to believe that the disallowed investments, which are the subject of PNM’s appeal, were prudently incurred and that PNM is entitled to full recovery of those investments through the ratemaking process. PNM believes it is reasonably possible that its appeals will be successful, but cannot predict what decision the NM Supreme Court will reach or what further actions the NMPRC will take on any issues remanded to it by the court. If PNM’s appeal is unsuccessful, PNM would record additional pre-tax losses related to any unsuccessful issues. The June 30, 2017 book values of PNM’s investments that the order disallowed, after considering the loss recorded in 2016, were $76.9 million for the 64.1 MW of purchased capacity in PVNGS Unit 2, $39.9 million for the PVNGS Unit 2 disallowed capital improvements, and $50.0 million for the BDT equipment.

PNM does not believe that the likelihood of the cross-appeals being successful is probable. However, if the NM Supreme Court were to overturn all of the issues subject to the cross-appeals and, upon remand, the NMPRC did not provide any recovery of those items, PNM would write-off all of the costs to acquire the assets previously leased under three leases aggregating 64.1 MW of PVNGS Unit 2 capacity, totaling $154.2 million at June 30, 2017 (which amount includes $76.9 million that is the subject of PNM’s appeal discussed above) after considering the loss recorded in 2016. The impacts of not recovering costs for the lease extensions, new coal supply contract for Four Corners, and prepaid pension asset in rate base would be recognized in future periods reflecting that rates charged to customers would not recover those costs as they are incurred. The outcomes of the cross-appeals regarding the FPPAC and rate design should not have financial impact to PNM.

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

The NMPRC scheduled a public hearing to begin on June 5, 2017 and ordered that a settlement conference should be held. After settlement discussions were held, PNM and representatives of several intervenors reached an agreement on the parameters for a settlement in this proceeding. In May 2017, PNM and thirteen intervenors (the “Signatories”) entered into a comprehensive stipulation. On May 12, 2017, the Hearing Examiners issued an order rejecting the stipulation in its current form and allowing the Signatories to revise the stipulation. On May 23, 2017, the Signatories filed a revised stipulation that addressed the issues raised by the Hearing Examiners in their order. The terms of the revised settlement include:

•	A revenue increase totaling $62.3 million, with an initial increase of $32.3 million beginning January 1, 2018 and the remaining increase beginning January 1, 2019

•	A ROE of 9.575%

•	Full recovery of the investment in SCRs at Four Corners with a debt-only return

•	An agreement not to seek to adjust non-fuel base rate changes to be effective prior to January 1, 2020

•	An agreement to adjust the January 2019 increase for certain changes in federal corporate tax laws

•	Returning to customers over a three-year period the benefit of the reduction in the New Mexico corporate income tax rate to the extent attributable to PNM’s retail operations

•	PNM will withdraw its proposal for a lost contribution to fixed cost mechanism with the issue to be addressed in a future docket

On May 24, 2017, the NMPRC issued an order, which resulted in the tolling of the statutory suspension period for two months and extending the suspension of the rate increase until January 6, 2018. The NMPRC can further extend the suspension period for an additional two months. The Hearing Examiners have issued a procedural order that sets an evidentiary hearing on the merits of the revised stipulation commencing August 7, 2017. The revised settlement requires the approval of the NMPRC in order to take effect. If the NMPRC approves the revised settlement as filed, GAAP would require PNM to recognize a loss to reflect that PNM would not earn an equity return on its investments in SCRs at Four Corners. The loss would be recorded as a regulatory disallowance as of the date of NMPRC approval. Such amount would depend on the final costs of the SCRs and other factors and assumptions at the date of NMPRC approval. Based on the stipulation and PNM’s current assumptions, PNM estimates the regulatory disallowance would be approximately $21 million. PNM cannot predict the outcome of this matter.
Advanced Metering – In September 2011, TNMP began its deployment of advanced meters for homes and businesses across its service area. TNMP completed its mass deployment in 2016 and has installed more than 242,000 advanced meters. As part of the State of Texas’ long-term initiative to create an advanced electric grid, installation of advanced meters will ultimately give consumers more data about their energy consumption and help them make more informed decisions. In addition, TNMP recently completed installation of a new outage management system that will leverage capabilities of the advanced metering infrastructure to enhance TNMP’s responsiveness to outages.

On February 26, 2016, PNM filed an application with the NMPRC requesting approval of a project to replace its existing customer metering equipment with Advanced Metering Infrastructure (“AMI”). The application also asks the NMPRC to authorize the recovery, in future ratemaking proceedings, of the cost of the project, up to $87.2 million, as well as to approve the recovery of the remaining undepreciated investment in existing metering equipment estimated to be approximately $33 million and the costs of customer education and severance for any affected employees. PNM does not intend to proceed with the AMI project unless the NMPRC approves the entire application. Hearings on the AMI application concluded in March 2017. During the March 2017 hearing, it was disclosed that the proposed meter contractor may not have complied with certain New Mexico contractor licensing requirements. PNM subsequently filed testimony regarding that matter as ordered by the Hearing Examiner and requested a new procedural schedule to allow it to issue a new RFP for contracting work related to the meter installation and to update its cost-benefit analysis. On June 13, 2017, the Hearing Examiner issued a new procedural schedule requiring PNM to file additional testimony on September 1, 2017, and setting an additional hearing for October 25-26, 2017. PNM cannot predict the outcome of this matter.

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

Navopache Electric Cooperative, Inc. – PNM had a PSA, which contained an expiration date in 2035, to supply power to NEC that was approved by FERC in April 2013. On April 8, 2015, NEC filed a petition for a declaratory order requesting that FERC find that NEC could purchase an unlimited amount of power and energy from third party supplier(s) under the PSA. PNM intervened, requesting that FERC deny NEC’s petition. On July 16, 2015, FERC set the matter for a public hearing concerning the parties’ intent with regard to certain provisions of the PSA and held the hearing in abeyance to provide time for settlement judge procedures.

On October 29, 2015, PNM and NEC entered into, and filed with FERC, a settlement agreement, which FERC approved in January 2016. Under the agreement, PNM served all of NEC’s load through December 31, 2015 at rates that were substantially consistent with those provided under the PSA. In 2016, PNM served all of NEC’s load at reduced demand and energy rates from those under the PSA. The PSA terminated on December 31, 2016. In 2017, PNM is serving 10 MW of NEC’s load under a short-term coordination tariff at a rate lower than provided under the PSA, but higher than prices available under short-term market rates at the time of the settlement. For the six months ended June 30, 2017 and 2016, amounts billed to NEC were $2.2 million and $10.0 million. Although the settlement agreement will negatively impact results of operations in 2017, PNM expects to be able to mitigate these impacts through market sales of power that would have been sold to NEC, reductions in fuel and transmission expenses, and other measures. PNM’s NM 2016 Rate Case discussed above proposes a reallocation of costs among regulatory jurisdictions reflecting the termination of the contract to serve NEC.
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

Maintaining Solid Investment Grade Credit Ratings
The Company is committed to maintaining solid investment grade credit ratings in order to reduce the cost of debt financing and to help ensure access to credit markets, when required. See the subheading Liquidity included in the full discussion of Liquidity and Capital Resources below for the specific credit ratings for PNMR, PNM, and TNMP. Currently, all of the credit ratings issued by both Moody’s and S&P on the Company’s debt are investment grade. S&P has PNMR, PNM, and TNMP on a stable outlook. In June 2017, Moody’s changed the outlook for PNMR and PNM from stable to positive while maintaining a stable outlook for TNMP.

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

PNM filed its 2017 IRP on July 3, 2017. In the NMPRC’s order concerning SJGS’ compliance with the BART requirements of the CAA discussed in Note 11, PNM is required to make a filing in 2018 to determine the extent to which SJGS should continue serving PNM’s retail customers’ needs after June 30, 2022. The 2017 IRP analyzed several scenarios utilizing assumptions that PN

M continues service from its SJGS capacity beyond mid-2022 and that PNM retires its capacity after mid-2022. Key findings of the 2017 IRP include:

•	Retiring PNM’s share of SJGS in 2022 after the expiration of the current operating and coal supply agreements would provide long-term cost savings for PNM’s customers

•	PNM exiting its ownership interest in Four Corners after its current coal supply agreement expires in 2031 would also provide long-term cost savings for customers

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

•
PNM should analyze its current Reeves Generating Station to consider possible technology improvements to phase out the older generators and replace them with new, more flexible supplies or energy storage

The 2017 IRP is not a final determination of PNM’s future generation portfolio. Retiring PNM’s share of SJGS capacity and exiting Four Corners would require NMPRC approval of abandonment filings, which PNM would make at appropriate times in the future. Likewise, NMPRC approval of new generation resources through CCN filings would be required. PNM cannot predict the ultimate outcome of the 2017 IRP process or whether the NMPRC will approve subsequent filings that would encompass actions to implement the conclusions of the 2017 IRP.
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

SJGS

Regional Haze Rule Compliance Plan – In December 2015, PNM received NMPRC approval for the plan to comply with the EPA regional haze rule at SJGS that minimizes the cost impact to customers while still achieving broad environmental benefits. Under the approved plan, the installation of SNCRs on SJGS Units 1 and 4 was completed in early 2016 and Units 2 and 3 will be retired by the end of 2017. The plan provides for similar visibility improvements, but at a lower cost to PNM customers than a previous EPA ruling that would have required the installation of more expensive SCRs on all four units at SJGS. The plan has the added advantage of reducing other emissions in addition to NOx, including SO2, particulate matter, CO2, and mercury, as well as reducing water usage. Additional information is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2016 Annual Reports on Form 10-K and in Note 11.

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

•	Is granted a CCN for 134 MW of PVNGS Unit 3 with an initial rate base value equal to the book value as of December 31, 2017 (currently estimated to be approximately $155 million)

•	Is authorized to acquire 65 MW of SJGS Unit 4 as merchant utility plant, which will not be included in rates charged to retail customers

•	Will accelerate recovery of SNCR costs on SJGS Units 1 and 4 so that the costs are fully recovered by July 1, 2022

•	Is required to make a NMPRC filing in 2018 to determine the extent that SJGS should continue serving PNM’s customers’ needs after mid-2022

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

•
Coal supply – The RA became effective contemporaneously with the effectiveness of the new CSA for SJGS. The effectiveness of the new CSA was dependent on the closing of the purchase of the existing coal mine operation by a new mine operator, which occurred on January 31, 2016. In support of the closing of the mine purchase and to facilitate PNM customer savings, NM Capital, a wholly owned subsidiary of PNMR, provided funding of $125.0 million to Westmoreland San Juan, LLC (“WSJ”), a ring-fenced, bankruptcy-remote, special-purpose entity that is a subsidiary of Westmoreland Coal Company to finance the purchase price. NM Capital was able to provide the $125.0 million financing to WSJ by first entering into a $125.0 million term loan agreement with a commercial bank. PNMR guarantees NM Capital’s obligations to the bank. The Westmoreland Loan has a maturity date of February 1, 2021 and initially bears interest at a rate of 7.25% plus LIBOR and escalates over time. Such rate is 9.25% plus LIBOR for the period from February 1, 2017 through January 31, 2018. WSJ must pay principal and interest quarterly to NM Capital in accordance with an amortization schedule. The Westmoreland Loan has been structured to encourage prepayments and early retirement of the debt. As of July 25, 2017, the balance of the Westmoreland Loan was $75.8 million. The next principal payment of

$9.6 million plus interest of $2.0 million is due on August 1, 2017. As of July 25, 2017, $11.6 million was held in a SJCC restricted bank account that is to be used solely to service the Westmoreland Loan.

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

Other SJGS Environmental Matters – In addition to the regional haze rule, SJGS is required to comply with other rules currently being developed or implemented that affect coal-fired generating units, including rules regarding GHG under Section 111(d) of the CAA. Implementation of the Clean Power Plan, which was published by EPA in October 2015, is currently stayed by order of the US Supreme Court pending further proceedings before the DC Circuit. Oral argument was heard by the DC Circuit in September 2016, but the court has taken no action. On March 28, 2017, President Trump issued an Executive Order on Energy Independence.  The order sets out two general policies: promote clean and safe development of energy resources, while avoiding regulatory burdens, and ensure electricity is affordable, reliable, safe, secure, and clean.  The order rescinds various actions undertaken by the previous administration and directs the EPA Administrator to review and if appropriate suspend, revise, or rescind the Clean Power Plan, as well as other environmental regulations. PNM estimates that implementation of the BART plan at SJGS, as well as potentially exiting ownership in the remaining units at SJGS and Four Corners, which are discussed above, should provide significant steps for New Mexico to meet its ultimate compliance with Section 111(d). PNM is unable to predict the impact of this rule on its fossil-fueled generation.
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
Water Conservation and Solid Waste Reduction
PNM continues its efforts to reduce the amount of fresh water used to make electricity (about 20% more efficient than in 2007). Continued growth in PNM’s fleet of solar, wind, and geothermal energy sources, energy efficiency programs, and innovative uses of gray water and air-cooling technology have contributed to this reduction. Water usage will continue to decline as PNM substitutes less fresh-water-intensive generation resources to replace SJGS Units 2 and 3 starting in 2018, when water consumption at that plant will be reduced by around 50%. Focusing on responsible stewardship of New Mexico’s scarce water resources improves PNM’s water-resilience in the face of persistent drought and ever-increasing demands for water to spur the growth of New Mexico’s economy. In addition to the above areas of focus, the Company is working to reduce the amount of solid waste going to landfills through increased recycling and reduction of waste. In 2016, 19 of the Company’s 23 facilities met the solid waste diversion goal of a 60% diversion rate, while recycling at least the same number of waste streams as 2015. The Company expects to continue to do well in this area in the future.
Renewable Energy
PNM’s renewable procurement strategy includes utility-owned solar capacity, as well as wind and geothermal energy purchased under PPAs. As of December 31, 2016, PNM had 107 MW of utility-owned solar capacity, including 40 MW completed in 2015. The NM 2015 Rate Case discussed above includes recovery in base rates of the costs associated with the 40 MW solar facilities. As discussed in Note 12, PNMR Development will construct and own 30 MW of new solar capacity that PNM will use to supply power to a new data center being constructed in PNM’s service territory by Facebook Inc. In addition, PNM purchases power from a customer-owned distributed solar generation program that had an installed capacity of 72.0 MW at June 30, 2017. PNM also owns the 500 KW PNM Prosperity Energy Storage Project, which uses advanced batteries to store solar power and dispatch the energy either during high-use periods or when solar production is limited. The project was one of the first combinations of battery storage and PV energy in the nation and involved extensive research and development of advanced grid concepts. The facility also was the nation’s first solar storage facility fully integrated into a utility’s power grid. Since 2003, PNM has purchased the output from New Mexico Wind, a 204 MW wind facility, and began purchasing the output of Red Mesa Wind, an existing 102 MW wind energy center, on January 1, 2015. PNM has a 20-year agreement to purchase energy from the Lightning Dock Geothermal facility built near Lordsburg, New Mexico. The geothermal facility, which has a current capacity of 4 MW, began providing power to PNM in January 2014. PNM also purchases RECs as necessary to meet the RPS.
The majority of these renewable resources are key means for PNM to meet the RPS and related regulations that require PNM to achieve prescribed levels of energy sales from renewable sources, if that can be accomplished without exceeding the RCT limit set by the NMPRC. PNM makes renewable procurements consistent with the plans approved by the NMPRC. PNM’s 2017 renewable energy procurement plan meets RPS and diversity requirements for 2017 and 2018 using existing resources and does not propose any significant new procurements. The NMPRC approved the plan on November 23, 2016. On June 1, 2017, PNM filed its 2018 renewable energy procurement plan. PNM is requesting approval to procure an additional 80 GWh in 2019 and 105 GWh in 2020 from a re-powering of New Mexico Wind; approval to procure an additional 55 GWh in 2019 and 77 GWh in 2020 from a re-powering of Lightning Dock Geothermal; approval to procure 50 MW of new solar facilities to be constructed beginning in 2018; continuation of customer REC purchase programs; and other purchases of RECs to ensure annual compliance with the RPS. A hearing on the plan will be held in September 2017. PNM cannot predict the outcome of this matter.
PNM will continue to procure renewable resources while balancing the impact to customers’ bills in order to meet New Mexico’s escalating RPS requirements.
Energy Efficiency
Energy efficiency also plays a significant role in helping to keep customers’ electricity costs low while meeting their energy needs. PNM’s and TNMP’s energy efficiency and load management portfolios continue to achieve robust results. In 2016, annual energy saved as a result of PNM’s portfolio of energy efficiency programs was approximately 82 GWh. This is equivalent to the annual consumption of approximately 11,000 homes in PNM’s service territory. PNM’s load management and annual energy efficiency programs also help lower peak demand requirements. TNMP’s energy efficiency programs in 2016 resulted in energy savings totaling an estimated 22 GWh. This is equivalent to the annual consumption of approximately 2,250 homes in TNMP’s service territory. In April 2016 and again in April 2017, TNMP was recognized by Energy Star for TNMP’s successful energy efficiency efforts. TNMP received the “Partner of the Year Energy Efficiency Delivery Award” for its High-Performance Homes Program.

Customer, Stakeholder, and Community Engagement

The Company strives to deliver a superior customer experience. Through outreach, collaboration, and various community-oriented programs, the Company has a demonstrated commitment to build productive relationships with stakeholders, including customers, regulators, intervenors, legislators, and shareholders. Beginning in 2013, PNM refocused its efforts to improve the customer experience through customer service improvements, including billing and payment options, strategic customer engagement, and improved communications. These efforts are supported by market research to understand the varying needs of customers, identifying and establishing valued services and programs, and proactively communicating and engaging with customers at regional and community levels. PNM’s focus on the customer experience has resulted in increasing scores in the JD Power Electric Utility Residential Customer Satisfaction Study.
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

PNMR has a long tradition of supporting the communities it serves in New Mexico and Texas. Through the PNM Resources Foundation and widespread employee volunteerism, as well as PNM’s low income program, the Company demonstrates its core value of caring. In addition to the extensive engagement both PNM and TNMP have with nonprofits organizations in their communities, the PNM Resources Foundation provides more than $1 million each year across New Mexico and Texas. These grants help nonprofits become more energy efficient and support community projects ranging from creating public gathering spaces to revitalizing neighborhood parks to building a youth sports field, as well as providing employee matching and volunteer grants. In 2017, “A New Century of Service” grants, which celebrate PNM’s 100th anniversary, will fund community projects to build a better future for local communities.

PNM provides support for nonprofits in New Mexico focused in the areas of economic development, education, and environmental giving. During 2016, PNM provided $1.0 million to support these areas in communities within New Mexico. One of PNM’s most important outreach programs is tailored for low income customers. In 2016, PNM hosted 41 community events throughout its service territory to connect low-income customers with nonprofit community service providers offering support and help with such needs as water and gas utility bills, food, clothing, medical programs, services for seniors, and weatherization. PNM has hosted 25 similar events in the first six months of 2017. Additionally, through its Good Neighbor Fund, PNM provided $0.5 million of assistance with electric bills to 3,770 families in 2016 and offered financial literacy training to further support customers.

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
Economic Factors
PNM – In the three and six months ended June 30, 2017, PNM experienced a decrease in weather normalized retail load of 0.2% and 0.5% compared to 2016, primarily due to decreased commercial and industrial sales consistent with recent flattening in Albuquerque’s employment growth.  The sales decreases reflect a continued sluggish economy in New Mexico although economic conditions in Albuquerque appear to be stabilizing and even improving in certain areas, as evidenced by continuing upticks in the number of residential housing sales and prices. In addition, some of the previously announced successful economic development efforts, such as the selection of a site in New Mexico for a data center by Facebook Inc. within PNM’s service territory, appear to have started their hiring process. There also have been some expansions of existing businesses, particularly in healthcare, education, and professional services. The economy in New Mexico continues to have mixed indicators and experience softness that is driven primarily by low oil and natural gas prices. Although PNM does not serve the regions of the state that produce oil and gas, it is anticipated that the impacts of layoffs and the decrease in state royalty revenues will further soften the economies in PNM’s service territory, particularly in the Albuquerque metropolitan area and Santa Fe, as the state deals with budget shortfalls.
A large industrial customer of PNM previously announced a restructuring initiative, but has not formally announced what impacts, if any, the restructuring would have on its operations in PNM’s service territory. Accordingly, PNM is unable to predict if there will be any impact to its operations.
TNMP – In the three and six months ended June 30, 2017, TNMP experienced an increase in volumetric weather normalized retail load of 1.1% and 3.0% compared to 2016. Most of TNMP’s industrial and larger commercial customers are billed based on their peak demand. The Texas economy continues to grow, primarily due to its diverse base, which helps compensate for the weakness in the energy sector. The relocation of some national and global corporate headquarters to the Dallas-Fort Worth area has led to growth in commercial customers and also contributes to growth in residential and small business customers. TNMP continues to add new transmission customers in its West Texas service territory where oil and gas production continues to grow.
Results of Operations
Net earnings attributable to PNMR were $60.4 million, or $0.75 per diluted share in the six months ended June 30, 2017 compared to $37.6 million, or $0.47 per diluted share, in 2016. Among other things, earnings in the six months ended June 30, 2017 benefited from additional revenues due to the rate increase approved in the NM 2015 Rate Case at PNM, higher revenues under FERC formula transmission rates at PNM, rate increases and increased load at TNMP, lower plant maintenance costs at PNM, and excess tax benefits related to stock compensation recognized under a new accounting standard (Note 8). These increases were offset by milder weather at PNM and TNMP, lower revenue from NEC, increased depreciation and property taxes due to increased plant in service, and lower interest income on the Westmoreland Loan. Additional information on factors impacting results of operation for each segment is discussed under Results of Operations below.
 Liquidity and Capital Resources

PNMR and PNM have revolving credit facilities that expire in October 2021. The PNMR and PNM facilities have capacities of $300.0 million and $400.0 million through October 2020 and $290.0 million and $360.0 million from November 2020 through

October 2021. Both facilities provide for short-term borrowings and letters of credit. In addition, PNM has a $50.0 million revolving credit facility, which expires in January 2018, with banks having a significant presence in New Mexico and TNMP has a $75.0 million revolving credit facility, which expires in September 2018. Total availability for PNMR on a consolidated basis was $581.3 million at July 25, 2017. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.

PNMR projects that its consolidated capital requirements, consisting of construction expenditures and dividends, will total $2,481.2 million for 2017-2021, including amounts expended through June 30, 2017. The construction expenditures include estimated amounts for environmental upgrades at Four Corners, the 30 MW of new solar capacity to supply power to a new data center being constructed by Facebook Inc. (Note 12), and a 40 MW gas-fired peaking generating facility to be completed in 2020.

In July 2017, PNM entered into the $200.0 million PNM 2017 Term Loan Agreement and repaid a $175.0 million term loan with part of the proceeds. Also in July 2017, PNM entered into the PNM 2017 Senior Unsecured Note Agreement, under which $450.0 million of the PNM 2018 SUNs are to be issued in 2018 and the proceeds will be used to repay $450.0 million of currently outstanding Senior Unsecured Notes on their maturity dates in 2018. After considering the effects of those financings, PNMR has consolidated maturities, mandatory remarketings, and other repayments of short-term and long-term debt aggregating $274.8 million in the period from July 1, 2017 through June 30, 2018 and $104.6 million in the remainder of 2018. Furthermore the $50.0 million PNM New Mexico Credit Facility expires in January 2018 and the $75.0 million TNMP Revolving Credit Facility expires in September 2018. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2017-2021 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Refer also to Disclosure Regarding Forward Looking Statements and to Part II, Item 1A. Risk Factors.

A summary of net earnings attributable to PNMR is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(In millions, except per share amounts)
Net earnings attributable to PNMR	$37.6	$27.1	$10.5	$60.4	$37.6	$22.8
Average diluted common and common equivalent shares	80.1	80.1	—	80.1	80.1	—
Net earnings attributable to PNMR per diluted share	$0.47	$0.34	$0.13	$0.75	$0.47	$0.28

The components of the change in net earnings attributable to PNMR are:

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
	(In millions)
PNM	$10.9	$23.2
TNMP	1.7	1.8
Corporate and Other	(2.1)	(2.3)
Net change	$10.5	$22.8

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

The following table summarizes the operating results for PNM:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(In millions)
Electric operating revenues	$276.1	$233.3	$42.8	$527.7	$469.0	$58.7
Cost of energy	83.0	61.4	21.6	164.3	133.8	30.5
Utility margin	193.1	172.0	21.1	363.4	335.1	28.3
Operating expenses	97.5	97.6	(0.1)	193.4	205.6	(12.2)
Depreciation and amortization	36.4	32.6	3.8	72.5	64.5	8.0
Operating income	59.2	41.8	17.4	97.5	65.1	32.4
Other income (deductions)	7.8	9.9	(2.1)	18.3	19.4	(1.1)
Interest charges	(20.9)	(22.7)	1.8	(41.9)	(44.3)	2.4
Segment earnings before income taxes	46.0	29.0	17.0	73.8	40.1	33.7
Income (taxes)	(15.5)	(9.2)	(6.3)	(23.2)	(12.8)	(10.4)
Valencia non-controlling interest	(3.5)	(3.7)	0.2	(7.0)	(7.0)	—
Preferred stock dividend requirements	(0.1)	(0.1)	—	(0.3)	(0.3)	—
Segment earnings	$26.8	$15.9	$10.9	$43.3	$20.1	$23.2

The following table shows total GWh sales, including the impacts of weather, by customer class and average number of customers:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage			Percentage
	2017	2016	Change	2017	2016	Change
	(Gigawatt hours, except customers)
Residential	711.0	727.9	(2.3)%	1,460.6	1,500.7	(2.7)%
Commercial	998.1	994.3	0.4	1,824.8	1,858.2	(1.8)
Industrial	214.1	216.4	(1.1)	422.0	434.9	(3.0)
Public authority	62.7	62.2	0.8	115.9	113.4	2.2
Economy energy service (1)	181.3	203.7	(11.0)	368.0	412.7	(10.8)
Firm-requirements wholesale (2)	21.8	105.4	(79.3)	43.4	224.5	(80.7)
Other sales for resale (3)	824.6	614.3	34.2	1,910.0	1,269.8	50.4
	3,013.6	2,924.2	3.1%	6,144.7	5,814.2	5.7%
Average retail customers (thousands)	521.5	518.2	0.6%	521.3	517.8	0.7%

(1) PNM purchases energy for a major customer on the customer’s behalf and delivers the energy to the customer’s location through PNM’s transmission system. PNM charges the customer for the cost of the energy as a direct pass through to the customer with only a minor impact in utility margin resulting from providing ancillary services.

(2) Decrease in 2017 reflects reduced sales to NEC (Note 12) and loss of other firm-requirements wholesale customers.

(3) Increase in 2017 includes the hazard sharing agreement with Tri-State (Note 12). Increase is also due to more power available for off-system sales, primarily related to SJGS and Four Corners, as well as power that was previously sold to NEC and other firm-requirements wholesale customers. Substantially all of the margin from off-system sales is returned to customers through the FPPAC.

Operating Results – Three months ended June 30, 2017 compared to 2016

The following table summarizes the significant changes to utility margin:

Three Months Ended June 30, 2017
Change
Utility margin:	(In millions)

Rate relief – Additional revenue due to rate increase approved by the NMPRC on September 28, 2016 and certain fuel costs being passed through the FPPAC	$18.3
Customer usage/load – PNM’s weather normalized retail KWh sales decreased 0.2%; decreases in residential and industrial sales were partially offset by increases in commercial sales	(0.4)
Weather – Milder weather; heating degree days were 14.4% lower and cooling degree days were 3.4% lower in 2017	(1.1)
Transmission – Higher revenues under formula transmission rates and addition of a new customer	2.0
Wholesale contracts – Primarily due to NEC (Note 12)	(2.3)
Unregulated margin – Higher hedged prices for PVNGS Unit 3 power sales	0.8
Rate riders – Includes renewable energy and energy efficiency riders	(0.5)
Net unrealized economic hedges – Primarily related to hedges of PVNGS Unit 3 power sales	4.3
Net Change	$21.1

The following tables summarize the primary drivers for operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended June 30, 2017
Change
Operating expenses:	(In millions)

Lower plant maintenance costs, primarily due to timing of maintenance outages	$(2.4)
Lower employee related expenses and outside consulting costs	(0.9)
Lower bad debt expense, primarily related to the bankruptcy of an industrial customer in 2016	(0.7)
Higher capitalized administrative and general expenses due to higher construction spending in 2017	(0.3)
Higher costs associated with rate riders	1.1
Higher allocated corporate costs, including increased depreciation of computer software	1.1
Higher property taxes due to increased utility plant in service	0.5
Training costs associated with new software implementation	0.3
Lower environmental expenses in 2016	0.4
Other	0.8
Net Change	$(0.1)

Three Months Ended June 30, 2017
Change
Depreciation and amortization:	(In millions)

Higher depreciation rates approved by the NMPRC in PNM’s 2015 NM Rate Case	$2.1
Increased utility plant in service and other	1.7
Net Change	$3.8

Other income (deductions):

2016 interest income from IRS, net of related expenses (Note 13)	$(2.9)
Lower income from refined coal (a third-party pre-treatment process); income is now passed through to customers as ordered in PNM’s NM 2015 Rate Case	(1.3)
Higher trust expenses related to available-for-sale securities in the NDT and coal mine reclamation trusts, partially offset by higher interest income	(0.1)
Higher equity AFUDC, primarily due to increased levels of construction expenditures	1.2
Higher gains on available-for-sale securities in the NDT and coal mine reclamation trusts	1.0
Net Change	$(2.1)

Interest charges:

Lower interest on $146.0 million of PCRBs refinanced in September 2016	$0.9
Lower short term debt borrowings	0.4
Other	0.5
Net Change	$1.8

Income taxes:

Increase due to higher segment earnings before income taxes	$(6.7)
Decrease due to excess tax benefits related to stock compensation awards (Note 8)	0.2
Other	0.2
Net Change	$(6.3)

Operating Results – Six months ended June 30, 2017 compared to 2016

The following table summarizes the significant changes to utility margin:

Six Months Ended June 30, 2017
Change
Utility margin:	(In millions)

Rate relief – Additional revenue due to rate increase approved by the NMPRC on September 28, 2016 and certain fuel costs being passed through the FPPAC	$31.8
Customer usage/load – PNM’s weather normalized retail KWh sales decreased 0.5%, primarily in commercial and industrial sales	(1.0)
Weather – Milder weather; heating degree days were 12.7% lower and cooling degree days were 3.0% lower in 2017	(4.0)
Leap Year – Decrease in revenue due to additional day in 2016	(1.6)
Transmission – Higher revenues under formula transmission rates and addition of a new customer	3.9
Wholesale contracts – Primarily due to NEC (Note 12)	(5.1)
Unregulated margin – Higher hedged prices for PVNGS Unit 3 power sales	1.8
Rate riders – Includes renewable energy and energy efficiency riders	(1.5)
Net unrealized economic hedges – Primarily related to hedges of PVNGS Unit 3 power sales	4.2
Other	(0.2)
Net Change	$28.3

The following tables summarize the primary drivers for operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Six Months Ended June 30, 2017
Change
Operating expenses:	(In millions)

Lower plant maintenance costs, primarily due to timing of maintenance outages	$(10.3)
Lower employee related expenses and outside consulting costs	(2.9)
Lower rent expense associated with PVNGS leases (Note 6)	(0.9)
2016 regulatory disallowance due to change in estimated write-offs associated with the SJGS BART determination and ownership restructuring (Note 11)	(0.8)
Higher capitalized administrative and general expenses due to higher construction spending in 2017	(0.7)
Lower bad debt expense, primarily related to the bankruptcy of an industrial customer in 2016	(0.5)
Lower property and casualty expense due to favorable claims experience	(0.5)
Higher allocated corporate costs, including increased depreciation of computer software	2.7
Training costs associated with new software implementation	1.1
Higher costs associated with rate riders	1.2
Higher property taxes due to increases in utility plant in service	0.4
Lower environmental expenses in 2016	0.5
Other	(1.5)
Net Change	$(12.2)

Depreciation and amortization:

Higher depreciation rates approved by the NMPRC in PNM’s 2015 NM Rate Case	$3.6
Increased utility plant in service and other	4.4
Net Change	$8.0

Other income (deductions):

2016 interest income from IRS, net of related expenses (Note 13)	$(2.9)
Lower income from refined coal (a third-party pre-treatment process); income is now passed through to customers as ordered in PNM’s NM 2015 Rate Case	(2.5)
Higher interest income related to available-for-sale securities in the NDT and coal mine reclamation trusts, partially offset by lower trust expenses	0.2
Higher equity AFUDC, primarily due to increased levels of construction expenditures	1.6
Higher gains on available-for-sale securities in the NDT and coal mine reclamation trusts	1.5
Interest income from third party transmission service provider due to FERC ruling	1.0
Net Change	$(1.1)

Six Months Ended June 30, 2017
Change
Interest charges:	(In millions)

Lower interest on $146.0 million of PCRBs refinanced in September 2016	$1.8
Lower short term debt borrowings	0.5
Other	0.1
Net Change	$2.4

Income taxes:

Increase due to higher segment earnings before income taxes	$(13.1)
Impacts of phased-in reduction in New Mexico corporate income tax rates	0.8
Decrease due to excess tax benefits related to stock compensation awards (Note 8)	1.5
Other	0.4
Net Change	$(10.4)

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

The following table summarizes the operating results for TNMP:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(In millions)
Electric operating revenues	$86.2	$82.0	$4.2	$164.8	$157.4	$7.4
Cost of energy	21.3	20.0	1.3	42.8	39.9	2.9
Utility margin	64.9	62.0	2.9	122.0	117.5	4.5
Operating expenses	23.0	23.8	(0.8)	46.8	46.1	0.7
Depreciation and amortization	15.6	14.9	0.7	31.0	29.4	1.6
Operating income	26.3	23.4	2.9	44.3	41.9	2.4
Other income (deductions)	0.4	0.7	(0.3)	1.2	1.3	(0.1)
Interest charges	(7.5)	(7.5)	—	(14.9)	(14.8)	(0.1)
Segment earnings before income taxes	19.2	16.6	2.6	30.5	28.4	2.1
Income (taxes)	(7.0)	(6.1)	(0.9)	(10.7)	(10.4)	(0.3)
Segment earnings	$12.2	$10.5	$1.7	$19.8	$18.0	$1.8

The following table shows total sales, including the impacts of weather, by retail tariff consumer class and average number of consumers:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage			Percentage
	2017	2016	Change	2017	2016	Change
Volumetric load (1) (GWh)
Residential	734.4	703.1	4.5%	1,311.4	1,281.8	2.3%
Commercial and other	8.5	10.8	(21.3)	17.7	21.9	(19.2)
Total volumetric load	742.9	713.9	4.1%	1,329.1	1,303.7	1.9%
Demand-based load (2) (MW)	4,044.6	3,764.5	7.4%	7,916.2	7,424.0	6.6%
Average retail consumers (thousands) (3)	247.9	244.9	1.2%	247.3	244.4	1.2%

(1) Volumetric load consumers are billed on KWh usage.
(2) Demand-based load includes consumers billed on monthly KW peak and also includes retail transmission customers that are primarily billed under TNMP’s rate riders.
(3) TNMP provides transmission and distribution services to REPs that provide electric service to their customers in TNMP’s service territories. The number of consumers above represents the customers of these REPs. Under TECA, consumers in Texas have the ability to choose any REP to provide energy.

Operating Results – Three months ended June 30, 2017 compared to 2016

The following table summarizes the significant changes to utility margin:

Three Months Ended June 30, 2017
Change
Utility margin:	(In millions)

Rate relief – Transmission cost of service rate increases in September 2016 and March 2017	$1.7
Customer usage/load – 1.1% increase in weather normalized retail KWh sales, primarily related to the residential class; higher demand-based revenues for large commercial and industrial retail consumers; and increased wholesale transmission load in 2017; the average number of retail consumers increased 1.2%	1.1
Weather – Warmer weather in 2017; cooling degree days were 11.4% higher in 2017	0.6
Rate riders – Impacts of rate riders, including the AMS surcharge, CTC surcharge, energy efficiency rider, and transmission cost recovery factor	(0.5)
Net Change	$2.9

The following tables summarize the primary drivers for operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended June 30, 2017
Change
Operating expenses:	(In millions)

Lower property and casualty expense due to favorable claims experience	$(0.4)
Lower employee related expenses	(0.3)
Higher capitalized administrative and general expenses due to higher construction spending in 2017	(0.5)
Higher property taxes due to increased utility plant in service	0.2
Training costs associated with new software implementation	0.1
Other	0.1
Net Change	$(0.8)

Depreciation and amortization:

Increase primarily due to increased utility plant in service	$0.7

Other income (deductions):

2016 interest income from IRS, net of related expenses (Note 13)	$(0.3)

Interest charges:

Increase due to higher short-term borrowings	$(0.1)
Higher debt AFUDC	0.1
Net Change	$—

Income taxes:

Increase due to higher segment earnings before income taxes	$(0.9)
Decrease due to excess tax benefits related to stock compensation awards (Note 8)	0.1
Other	(0.1)
Net Change	$(0.9)

Operating Results – Six months ended June 30, 2017 compared to 2016

The following table summarizes the significant changes to utility margin:

Six Months Ended June 30, 2017
Change
Utility margin:	(In millions)

Rate relief – Transmission cost of service rate increases in March 2016, September 2016, and March 2017	$2.9
Customer usage/load – 3.0% increase in weather normalized retail KWh sales, primarily related to the residential class; higher demand-based revenues for large commercial and industrial retail consumers; and increased wholesale transmission load; the average number of retail consumers increased 1.2%	3.1
Rate riders – Impacts of rate riders, including the AMS surcharge, CTC surcharge, energy efficiency rider, and transmission cost recovery factor	(1.4)
Weather – Milder weather in 2017; heating degree days were 36.1% lower, partially offset by a 26.0% increase in cooling degree days	(0.3)
Other	0.2
Net Change	$4.5

The following tables summarize the primary drivers for operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Six Months Ended June 30, 2017
Change
Operating expenses:	(In millions)

Higher property taxes due to increased utility plant in service	$0.5
Training costs associated with new software implementation	0.4
Higher employee related expenses	0.3
Higher capitalized administrative and general expenses due to higher construction spending in 2017	(0.6)
Other	0.1
Net Change	$0.7

Depreciation and amortization:

Increase primarily due to increased utility plant in service	$1.6

Other income (deductions):

2016 interest income from IRS, net of related expenses (Note 13)	$(0.3)
Higher equity AFUDC	0.2
Net Change	$(0.1)

Six Months Ended June 30, 2017
Change
Interest charges:	(In millions)

Increase due to the issuance of $60.0 million of long-term debt in February 2016	$(0.2)
Higher debt AFUDC	0.1
Net Change	$(0.1)

Income taxes:

Increase due to higher segment earnings before income taxes	$(0.7)
Decrease due to excess tax benefits related to stock compensation awards (Note 8)	0.5
Other	(0.1)
Net Change	$(0.3)

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(In millions)
Total revenues	$—	$—	$—	$—	$—	$—
Cost of energy	—	—	—	—	—	—
Utility margin	—	—	—	—	—	—
Operating expenses	(5.2)	(3.1)	(2.1)	(9.9)	(6.3)	(3.6)
Depreciation and amortization	5.6	3.5	2.1	10.6	6.9	3.7
Operating income (loss)	(0.3)	(0.3)	—	(0.7)	(0.7)	—
Other income (deductions)	1.9	4.4	(2.5)	3.6	5.4	(1.8)
Interest charges	(3.9)	(3.1)	(0.8)	(7.2)	(5.6)	(1.6)
Segment earnings (loss) before income taxes	(2.3)	1.0	(3.3)	(4.2)	(0.8)	(3.4)
Income (taxes) benefit	0.9	(0.4)	1.3	1.5	0.4	1.1
Segment earnings (loss)	$(1.4)	$0.7	$(2.1)	$(2.7)	$(0.4)	$(2.3)

Corporate and Other operating expenses shown above are net of amounts allocated to PNM and TNMP under shared services agreements. The amounts allocated include certain expenses shown as depreciation and amortization and other income (deductions) in the table above. The change in depreciation expense primarily relates to increased depreciation rates and additions to computer software. Substantially all depreciation and amortization expense is offset in operating expenses as a result of allocation of these costs to other business segments.

Operating Results – Three months ended June 30, 2017 compared to 2016

The following tables summarize the primary drivers for other income (deductions), interest charges, and income taxes:

Three Months Ended June 30, 2017
Change
Other income (deductions):	(In millions)

Decrease in interest income on the Westmoreland Loan (Note 11)	$(1.7)
2016 interest income from the IRS, net of related expenses (Note 13)	(0.8)
Net Change	$(2.5)

Interest charges:

Issuance of the $100.0 million 2016 Two-Year Term Loan in December 2016	$(0.5)
Issuance of the $100.0 million 2016 One-Year Term Loan in December 2016	(0.5)
Higher short term borrowings and interest rates	(0.9)
Repayment of a $150.0 million PNMR term loan in December 2016	0.5
Other	0.6
Net Change	$(0.8)

Income taxes:

Increase in benefit due to change in segment earnings (loss) before income taxes	$1.3

Operating Results – Six months ended June 30, 2017 compared to 2016

The following tables summarize the primary drivers for other income (deductions), interest charges, and income taxes:

Six Months Ended June 30, 2017
Change
Other income (deductions):	(In millions)

Decrease in interest income on the Westmoreland Loan (Note 11)	$(1.7)
2016 interest income from IRS, net of related expenses (Note 13)	(0.8)
2016 costs paid by PNMR Development related to obligations under the SJGS restructuring agreement	0.6
Other	0.1
Net Change	$(1.8)

Interest charges:

Issuance of the $100.0 million 2016 Two-Year Term Loan in December 2016	$(0.9)
Issuance of the $100.0 million 2016 One-Year Term Loan in December 2016	(0.9)
Higher short term borrowings and interest rates	(1.1)
Repayment of a $150.0 million PNMR term loan in December 2016	1.0
Other	0.3
Net Change	$(1.6)

Income taxes:

Increase in benefit due to change in segment (earnings) loss before income taxes	$1.3
Impacts of phased-in reduction in New Mexico corporate income tax rates	(0.2)
Net Change	$1.1
LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the six months ended June 30, 2017 compared to June 30, 2016 are summarized as follows:

	Six Months Ended June 30,
	2017	2016	Change
	(In millions)
Net cash flows from:
Operating activities	$201.6	$122.0	$79.6
Investing activities	(213.4)	(493.7)	280.3
Financing activities	9.4	330.6	(321.2)
Net change in cash and cash equivalents	$(2.3)	$(41.1)	$38.8

Cash Flows from Operating Activities
Changes in PNMR’s cash flow from operating activities result from net earnings, adjusted for items impacting earnings that do not provide or use cash. See Results of Operations above. Certain changes in assets and liabilities resulting from normal operations, including the effects of the seasonal nature of the Company’s operations, also impact operating cash flows.
Cash Flows from Investing Activities
The changes in PNMR’s cash flows from investing activities relate primarily to changes in utility plant additions. Cash flows from investing activities also include activity related to the Westmoreland Loan. Major components of PNMR’s cash inflows and (outflows) from investing activities are shown below:

	Six Months Ended June 30,
	2017	2016	Change
Cash (Outflows) for Utility Plant Additions	(In millions)
PNM:
Generation	$(19.8)	$(48.7)	$28.9
Transmission and distribution	(75.1)	(53.0)	(22.1)
Purchase of previously leased capacity in PVNGS Unit 2	—	(163.3)	163.3
Four Corners SCRs	(17.1)	(23.8)	6.7
Nuclear fuel	(13.7)	(13.9)	0.2
	(125.7)	(302.7)	177.0

TNMP:
Transmission	(44.5)	(27.3)	(17.2)
Distribution	(33.3)	(28.4)	(4.9)
AMS	(1.1)	(4.1)	3.0
	(78.9)	(59.8)	(19.1)

Corporate and Other:
Computer hardware and software	(20.9)	(15.7)	(5.2)
PNMR Development utility plant additions	(5.4)	(0.4)	(5.0)
	(26.3)	(16.1)	(10.2)
	$(230.9)	$(378.6)	$147.7

Cash Inflows (Outflows) on the Westmoreland Loan
Loan origination	$—	$(122.3)	$122.3
Principal payments	19.2	—	19.2
	$19.2	$(122.3)	$141.5
Cash Flow from Financing Activities
The changes in PNMR’s cash flows from financing activities include:

•	Short-term borrowings increased $86.4 million in 2017 compared to an increase of $150.8 million in 2016, resulting in a net decrease in cash flows from financing activities of $64.4 million

•	In 2017, PNM successfully remarketed $57.0 million of outstanding PCRBs

•
NM Capital borrowed $122.5 million under the BTMU Term Loan Agreement in 2016 and used the proceeds to provide funds for the Westmoreland Loan; in accordance with the BTMU Term Loan Agreement, NM Capital made principal payments of $20.4 million in 2017 compared to $1.2 million in 2016

•	In 2016, PNM borrowed $175.0 million under the PNM 2016 Term Loan Agreement and used the proceeds to prepay a $125.0 million term loan

•	TNMP issued $60.0 million of 3.53% first mortgage bonds in 2016 and used the funds to reduce short-term debt and intercompany debt

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

Each of the Company’s revolving credit facilities and term loans contains one financial covenant, which requires the maintenance of debt-to-capital ratios of less than or equal to 65%, and generally includes customary covenants, events of default, cross default provisions, and change of control provisions.

As discussed in Note 11, NM Capital, a wholly owned subsidiary of PNMR, entered into the $125.0 million BTMU Term Loan Agreement, among NM Capital, The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), as lender, and BTMU, as Administrative Agent. The BTMU Term Loan Agreement has a maturity date of February 1, 2021 and bears interest at a rate based on LIBOR plus a customary spread, which aggregated 3.92% at June 30, 2017. The principal balance outstanding under the BTMU Term Loan Agreement was $71.8 million at June 30, 2017. PNMR, as parent company of NM Capital, has guaranteed NM Capital’s obligations to BTMU. NM Capital utilized the proceeds of the BTMU Term Loan Agreement to provide funding for the $125.0 million Westmoreland Loan to a ring-fenced, bankruptcy-remote, special-purpose entity, which is a subsidiary of Westmoreland, to finance Westmoreland’s purchase of SJCC.

On October 21, 2016, PNMR entered into letter of credit arrangements with JPMorgan Chase Bank, N.A. (the “JPM LOC Facility”) under which letters of credit aggregating $30.3 million were issued to facilitate the posting of reclamation bonds, which SJCC is required to post in connection with permits relating to the operation of the San Juan mine (Note 11).

On June 14, 2017, TNMP entered into an agreement which provides that TNMP will issue $60.0 million aggregate principal amount of 3.22% first mortgage bonds on or about August 25, 2017, subject to the satisfaction of certain conditions. TNMP anticipates using the proceeds to reduce short-term debt.

At December 31, 2016, PNM had $37.0 million of outstanding PCRBs, which have a final maturity of June 1, 2040, and $20.0 million of outstanding PCRBs which have a final maturity of June 1, 2042. These PCRBs were subject to mandatory tender for remarketing on June 1, 2017 and were successfully remarketed on that date. Both series are subject to mandatory tender for remarketing on June 1, 2022.

On July 20, 2017, PNM entered into a $200.0 million term loan agreement (the “PNM 2017 Term Loan Agreement”), which bears interest at a variable rate and must be repaid on or before January 18, 2019. PNM used the proceeds of the PNM 2017 Term Loan Agreement to prepay the $175.0 million PNM 2016 Term Loan Agreement, which was to mature on November 17, 2017, and short-term borrowings. The PNM 2017 Term Loan Agreement includes customary covenants and conditions, including a covenant that requires the maintenance of a debt-to-capital ratio of less than or equal to 65%.

On July 28, 2017, PNM entered into the PNM 2017 Senior Unsecured Note Agreement with institutional investors for the sale of $450.0 million aggregate principal amount of eight series of Senior Unsecured Notes (the “PNM 2018 SUNs”) offered in private placement transactions. PNM has agreed to issue $350.0 million of the PNM 2018 SUNs (at fixed annual interest rates ranging from 3.15% to 4.50% for terms between 5 and 30 years) on or about May 15, 2018 and $100.0 million of the PNM 2018 SUNs (at fixed annual interest rates of 3.78% and 4.60% for terms of 10 and 30 years) on or about August 1, 2018. The issuances of the PNM 2018 SUNs are subject to the satisfaction of certain conditions. PNM will use the gross proceeds from the PNM 2018 SUNs to pay $350.0 million of PNM’s 7.95% Senior Unsecured Notes that mature on May 15, 2018 and $100.0 million of PNM’s 7.50% Senior Unsecured Notes that mature on August 1, 2018. The PNM 2017 Senior Unsecured Note Agreement includes customary covenants and conditions, including a covenant that requires the maintenance of a debt-to-capital ratio of less than or equal to 65%.

At June 30, 2017, interest rates on outstanding borrowings were 2.00% for the $150.0 million PNMR 2015 Term Loan Agreement, 2.07% for the $100.0 million PNMR 2016 One-Year Term Loan, 2.17% for the $100.0 million PNMR 2016 Two-Year Term Loan, and 1.83% for the $175.0 million PNM 2016 Term Loan Agreement.

PNMR has a hedging agreement whereby it effectively established a fixed interest rate of 1.927%, subject to change if there is a change in PNMR’s credit rating, for borrowings under the PNMR 2015 Term Loan Agreement for the period from January 11, 2016 through March 9, 2018. In 2017, PNMR entered into three separate four-year hedging agreements whereby it effectively established fixed interest rates on three separate tranches, each of $50.0 million, of its short-term debt. The hedging agreements effectively fix interest rates on the aggregate $150.0 million of short-term debt at rates of 1.926%, 1.823%, and 1.629%, plus customary spreads over LIBOR, and are subject to changes if there is a change in PNMR’s credit rating. The Finance Committee of the Board has authorized management to enter into additional transactions to hedge against exposure to changes in interest rates on its variable rate debt of up to an additional notional amount of $150.0 million.

Capital Requirements

PNMR’s total capital requirements consist of construction expenditures and cash dividend requirements for PNMR common stock and PNM preferred stock. Key activities in PNMR’s current construction program include:

•	Upgrading generation resources, including expenditures for compliance with environmental requirements and for renewable energy resources

•	Expanding the electric transmission and distribution systems

•	Purchasing nuclear fuel

Projected capital requirements, including amounts expended through June 30, 2017, are:

	2017	2018-2021	Total
	(In millions)
Construction expenditures	$529.9	$1,562.4	$2,092.3
Dividends on PNMR common stock	77.3	309.0	386.3
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$607.7	$1,873.5	$2,481.2
The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include environmental upgrades of $44.1 million at Four Corners, $47.2 million for 30 MW of new solar capacity to supply power to a new data center being constructed by Facebook Inc. (Note 12), and $43.7 million for a 40 MW gas-fired peaking generating facility to be completed in 2020. The construction amounts do not include expenditures related to PNM’s request for NMPRC approval to procure 50 MW of new solar facilities, as set forth in PNM’s 2018 renewable energy procurement plan (Note 12). Expenditures for environmental upgrades are estimated to be $35.2 million in 2017, including amounts expended through June 30, 2017. See Note 11 and Commitments and Contractual Obligations below. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to be able to pay dividends to PNMR. Note 5 of the Notes to Consolidated Financial Statements in the 2016 Annual Reports on Form 10-K describes regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.
During the six months ended June 30, 2017, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements.

In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt and term loans that must be paid or refinanced at maturity. The $175.0 million PNM 2016 Term Loan Agreement that was to mature on November 17, 2017 was repaid on July 20, 2017 from the proceeds of the PNM 2017 Term Loan Agreement. The $100.0 million PNMR 2016 One-Year Term Loan matures on December 21, 2017, the $150.0 million PNMR 2015 Term Loan Agreement matures on March 9, 2018, $350.0 million of PNM Senior Unsecured Notes mature on May 15, 2018, and $100.0 million of PNM Senior Unsecured Notes mature on August 1, 2018. As described above, PNM entered into the PNM 2017 Senior Unsecured Note Agreement on July 28, 2017. Proceeds from the $450.0 million of the PNM 2018 SUNs to be issued under that agreement will be used to repay the Senior Unsecured Notes that mature on May 15, 2018 and August 1, 2018. The BTMU Term Loan Agreement requires that NM Capital utilize all amounts, less taxes and fees, it receives under the Westmoreland Loan to repay the BTMU Term Loan Agreement. Based on scheduled payments on the Westmoreland Loan, NM Capital estimates it will make principal payments of $24.8 million on the BTMU Term Loan Agreement in the twelve months ended June 30, 2018. The Company has additional long-term debt of $104.6 million that matures from July 2018 through December 2018. Note 6 of the Notes to Consolidated Financial Statements in the 2016 Annual Reports on Form 10-K contains additional information about the maturities of long-term debt. PNMR and PNM anticipate that funds to repay these long-term debt maturities and term loans will come from entering into new arrangements similar to the existing agreements, borrowing under their revolving credit facilities, issuance of new long-term debt, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.
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
The revolving credit facilities and the PNM New Mexico Credit Facility provide short-term borrowing capacity. The revolving credit facilities also allow letters of credit to be issued. Letters of credit reduce the available capacity under the facilities. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. The Company’s business is seasonal with more revenues and cash flows from operations being generated in the summer months. In general, the Company relies on the credit facilities to be the initial funding source for construction expenditures. Accordingly, borrowings under the facilities may increase over time. Depending on market and other conditions, the Company will periodically sell long-term debt and use the proceeds to reduce the borrowings under the credit facilities. Borrowings under the PNMR Revolving Credit Facility ranged from $153.1 million to $196.5 million during the three months ended June 30, 2017 and $111.8 million to $196.5 million during the six months ended June 30, 2017. Borrowings under the PNM Revolving Credit Facility ranged from $6.8 million to $51.0 million during the three months ended June 30, 2017 and $6.8 million to $65.0 million during the six months ended June 30, 2017. Borrowings under the PNM New Mexico Credit Facility ranged from zero to $10.0 million during the three months ended June 30, 2017 and zero to $26.0 million during the six months ended June 30, 2017. Borrowings under the TNMP Revolving Credit Facility ranged from $22.0 million to $53.0 million during the three months ended June 30, 2017 and zero to $53.0 million during the six months ended June 30, 2017. At June 30, 2017, the average interest rate was 2.43% for the PNMR Revolving Credit Facility, 2.33% for the PNM Revolving Credit Facility, 2.36% for the PNM New Mexico Credit Facility, and 2.13% for the TNMP Revolving Credit Facility. At June 30, 2017, TNMP had $8.0 million in borrowings from PNMR under its intercompany loan agreement.
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
Information concerning the credit ratings for PNMR, PNM, and TNMP was set forth under the heading Liquidity in the MD&A contained in the 2016 Annual Reports on Form 10-K. As of July 25, 2017, ratings on the Company’s securities were as follows:

	PNMR	PNM	TNMP
S&P
Corporate rating	BBB+	BBB+	BBB+
Senior secured debt	*	*	A
Senior unsecured debt	*	BBB+	*
Preferred stock	*	BBB-	*
Moody’s
Issuer rating	Baa3	Baa2	A3
Senior secured debt	*	*	A1
Senior unsecured debt	*	Baa2	*
* Not applicable

Currently, all of the credit ratings issued by both Moody’s and S&P on the Company’s debt are investment grade. S&P has PNMR, PNM, and TNMP on a stable outlook. In June 2017, Moody’s changed the outlook for PNMR and PNM from stable to positive while maintaining a stable outlook for TNMP. However, the ultimate outcome from PNM’s NM 2015 Rate Case, including the pending appeal before the NM Supreme Court, and the outcome of PNM’s NM 2016 Rate Case, as discussed in Note 12, could affect both the outlook and credit ratings. Investors are cautioned that a security rating is not a recommendation to buy, sell, or hold securities, that each rating is subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

A summary of liquidity arrangements as of July 25, 2017 is as follows:

	PNMR Separate	PNM Separate	TNMP Separate	PNMR Consolidated
	(In millions)
Financing capacity:
Revolving credit facility	$300.0	$400.0	$75.0	$775.0
PNM New Mexico Credit Facility	—	50.0	—	50.0
Total financing capacity	$300.0	$450.0	$75.0	$825.0

Amounts outstanding as of July 25, 2017:
Revolving credit facility	$173.7	$9.0	$52.0	$234.7
PNM New Mexico Credit Facility	—	—	—	—
Letters of credit	6.4	2.5	0.1	9.0

Total short-term debt and letters of credit	180.1	11.5	52.1	243.7

Remaining availability as of July 25, 2017	$119.9	$438.5	$22.9	$581.3
Invested cash as of July 25, 2017	$1.5	$—	$—	$1.5
In addition to the above, PNMR had $30.3 million of letters of credit outstanding under the JPM LOC Facility. The above table excludes intercompany debt. As of July 25, 2017, TNMP had intercompany borrowings from PNMR of $1.4 million. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.
PNMR can offer new shares of common stock through the PNM Resources Direct Plan under a SEC shelf registration statement that expires in August 2018. PNM has a shelf registration statement for up to $475.0 million of Senior Unsecured Notes that expires in May 2020.

Off-Balance Sheet Arrangements
PNMR’s off-balance sheet arrangements include PNM’s operating leases for portions of PVNGS Units 1 and 2. These arrangements help ensure PNM the availability of lower-cost generation needed to serve customers. See MD&A – Off-Balance Sheet Arrangements and Notes 7 and 9 of the Notes to Consolidated Financial Statements in the 2016 Annual Reports on Form 10-K, as well as Note 6.
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

	June 30, 2017	December 31, 2016
PNMR
PNMR common equity	42.0%	41.1%
Preferred stock of subsidiary	0.3%	0.3%
Long-term debt	57.7%	58.6%
Total capitalization	100.0%	100.0%

PNM
PNM common equity	46.8%	46.0%
Preferred stock	0.4%	0.4%
Long-term debt	52.8%	53.6%
Total capitalization	100.0%	100.0%

TNMP
Common equity	58.6%	58.5%
Long-term debt	41.4%	41.5%
Total capitalization	100.0%	100.0%

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
PNM has several programs underway to reduce or offset GHG from its resource portfolio, thereby reducing its exposure to climate change regulation. See Note 12. PNM owns utility-scale solar generation with a total generation capacity of 107 MW. Since 2003, PNM has purchased the entire output of New Mexico Wind, which has an aggregate capacity of 204 MW, and, since January 2015, has purchased the full output of Red Mesa Wind, which has an aggregate capacity of 102 MW. PNM has a 20-year PPA for the output of Lightning Dock Geothermal, which began providing power to PNM in January 2014. The current capacity of the geothermal facility is 4 MW. On June 1, 2017, PNM filed its 2018 renewable energy procurement plan. PNM is requesting approval to procure an additional 80 GWh in 2019 and 105 GWh in 2020 from a re-powering of New Mexico Wind; approval to procure an additional 55 GWh in 2019 and 77 GWh in 2020 from a re-powering of Lightning Dock Geothermal; approval to procure 50 MW of new solar facilities to be constructed beginning in 2018. Additionally, PNM has a customer distributed solar generation program that represented 72.0 MW at June 30, 2017. PNM’s distributed solar programs will reduce PNM’s annual production from fossil-fueled electricity generation by about 147 GWh. PNM offers its customers a comprehensive portfolio of energy efficiency and load management programs, with a budget of $26.0 million for the 2017 program year. These programs saved approximately 82 GWh of electricity in 2016. Over the next 20 years, PNM projects energy efficiency and load management programs will provide the equivalent of approximately 9,600 GWh of electricity, which will avoid at least 5.2 million metric tons of CO2 based upon projected emissions from PNM’s system-wide resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in demand for electricity, and complex relationships between those variables.

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
As of December 31, 2016, approximately 70.7% of PNM’s generating capacity, including resources owned, leased, and under PPAs, all of which is located within the United States, consisted of coal or gas-fired generation that produces GHG. Based on current forecasts, the Company does not expect its output of GHG from existing sources to increase significantly in the near-term. Many factors affect the amount of GHG emitted. Plant performance and renewable resource availability impact the annual amount of GHG emitted. For example, between 2007 and 2016, production from New Mexico Wind has varied from a high of 580 GWh in 2011 to a low of 405 GWh in 2014. Variations are primarily due to how much and how often the wind blows. In addition, if PVNGS experienced prolonged outages or if PNM’s entitlement from PVNGS were reduced, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG. As described in Note 11, PNM received approval for the December 31, 2017 shutdown of SJGS Units 2 and 3 as part of its strategy to address the regional haze requirements of the CAA. Based on 2016 data, the shutdown of Units 2 and 3 would result in a reduction of GHG for the entire station of approximately 50%, including an overall reduction of approximately 40% of GHG from the Company’s owned interests. In addition, as discussed in Note 12, PNM’s 2017 IRP indicates exiting ownership in the remaining SJGS units in 2022 and Four Corners in 2031 would provide long-term cost savings to its customers and could further reduce PNM’s GHG.

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

Most notably, the order directs the EPA to immediately review and, if appropriate and consistent with law, suspend, revise, or rescind (1) the Clean Power Plan, (2) the New Source Performance Standards for GHG emissions from new, reconstructed or modified electric utilities, (3) the Proposed Clean Power Plan Model Trading Rules, (4) the Legal Memorandum supporting the

Clean Power Plan, and (5) the New Source Performance Standards for Oil & Natural Gas Sector. The Order disbands the Interagency Working Group on the Social Cost of Greenhouse Gases, rescinds all documents developed by that group as “no longer representative of government policy,” and directs agencies to evaluate costs consistent with a 2003 memorandum from the Office of Management and Budget. In addition, the order repeals the moratorium on new leases for coal mined from federal lands. Finally, it requires EPA and the Department of Justice to work with the US Attorney General to put on hold any litigation regarding any of the regulations the order addresses. Subsequently, on March 28, 2017, EPA and the Department of Justice filed a motion in the DC Circuit seeking to hold the Clean Power Plan case in abeyance. On April 28, 2017, the DC Circuit granted EPA’s request to suspend litigation for 60 days. The court ordered a 60-day abeyance and directed EPA to file status reports at 30-day intervals.  The court further directed the parties for file supplemental briefs addressing whether the case should be remanded to EPA rather than held in abeyance.  Although the 60-day abeyance has passed, the court has not yet ruled on the case.

PNM is unable to predict the impact to the Company of this Executive Order. It is uncertain the direction EPA will undertake with respect to suspending, revising or rescinding these rules. If the Clean Power Plan prevails in some form after a formal notice and comment rulemaking, or a future regulation limiting GHG from fossil electric generating units is adopted, such regulations would impact PNM’s existing and future fossil-fueled EGUs. The existing Carbon Pollution Standards covering new sources will also impact PNM’s generation fleet although that rule is also under review by EPA. Impacts could result in requirements for investments in additional renewables and energy efficiency programs, efficiency improvements, and/or control technologies at PNM’s fossil-fueled EGUs. There are limited efficiency enhancement measures that may be available to a subset of the existing EGUs; however, such measures would provide only marginal GHG improvements. The only emission control technology for GHG reduction from coal and gas-fired power plants is carbon capture and sequestration, which is not yet a commercially demonstrated technology. Additional GHG control technologies for existing EGUs may become viable in the future. The costs of purchasing carbon credits or allowances, making improvements, or installing new technology could impact the economic viability of some plants. PNM estimates that implementation of the BART plan at SJGS that required the installation of SNCRs on Units 1 and 4 by early 2016, which has been completed, and the retirement of SJGS Units 2 and 3 by the end of 2017 as described in Note 11, as well as the exiting ownership in the remaining SJGS units in 2022 as discussed in Note 12 should provide a significant step for New Mexico to meet its ultimate compliance with future regulations limiting GHG. PNM is unable to predict the impact on its fossil-fueled generation.
Federal Legislation
Prospects for enactment in Congress of legislation imposing a new or enhanced regulatory program to address climate change are unlikely in 2017.  EPA continues to be the primary vehicle for GHG regulation in the near future, especially for coal-fired EGUs.
State and Regional Activity
Pursuant to New Mexico law, each utility must submit an IRP to the NMPRC every three years to evaluate renewable energy, energy efficiency, load management, distributed generation, and conventional supply-side resources on a consistent and comparable basis.  The IRP is required to take into consideration risk and uncertainty of fuel supply, price volatility, and costs of anticipated environmental regulations when evaluating resource options to meet supply needs of the utility’s customers.  The NMPRC requires that New Mexico utilities factor a standardized cost of carbon emissions into their IRPs using prices ranging between $8 and $40 per metric ton of CO2 emitted and escalating these costs by 2.5% per year.  Under the NMPRC order, each utility must analyze these standardized prices as projected operating costs.  Reflecting the developing nature of this issue, the NMPRC order states that these prices may be changed in the future to account for additional information or changed circumstances.  Although these prices may not reflect the costs that ultimately will be incurred, PNM is required to use these prices for purposes of its IRP.  As discussed in Note 12, in the 2017 IRP, PNM analyzed resource portfolio plans for scenarios that assumed SJGS will operate beyond the end of the current coal supply agreement that runs through June 30, 2022 and for scenarios that assumed SJGS will cease operations by the end of 2022. The key findings of the 2017 IRP include that exiting SJGS in 2022 would provide long-term cost benefits to PNM’s customers and that PNM exiting its ownership interest in Four Corners in 2031 would also save customers money. The materials presented in the process are available at www.pnm.com\irp.
In the past, New Mexico adopted regulations that would directly limit GHG from larger sources, including EGUs, through a regional GHG cap and trade program. Although these rules have been repealed, PNM cannot rule out future state legislative or regulatory initiatives to regulate GHG.

International Accords

The United Nations Framework Convention on Climate Change (“UNFCCC”) is an international environmental treaty that was negotiated at the 1992 United Nations Conference on Environment and Development (informally known as the Earth Summit) and entered into force in March 1994.  The objective of the treaty is to “stabilize greenhouse gas concentrations in the atmosphere at a level that would prevent dangerous anthropogenic interference with the climate system.”  Parties to the UNFCCC, including the United States, have been meeting annually in Conferences of the Parties (“COP”) to assess progress in meeting the objectives of the UNFCCC.  This assessment process led to the negotiation of the Kyoto Protocol in the mid-1990s.  The Kyoto Protocol, which was agreed to in 1997 and established legally binding obligations for developed countries to reduce their GHG, was never ratified by the United States.  PNM monitors the proceedings of the UNFCCC, including the annual COP meetings, to determine potential impacts to its business activities.  At the COP meeting in 2011, participating nations, including the United States, agreed to negotiate by 2015 an international agreement involving commitments by all nations to begin reducing carbon emissions by 2020.  On December 12, 2015, the Paris Agreement was finalized during the 2015 COP. The agreement, which was agreed to by more than 190 nations, requires that countries submit Nationally Determined Contributions (“NDCs”). NDCs reflect national targets and actions that arise out of national policies, and elements relating to oversight, guidance and coordination of actions to reduce emissions by all countries.  In November 2014, former President Obama announced the United States’ commitment to reduce GHG, on an economy-wide basis, by 26%-28% from 2005 levels by the year 2025. The United States NDC is part of an overall effort by the Obama administration to have the United States achieve economy-wide reductions of around 80% by 2050.  The former administration’s GHG reduction target for the electric utility industry is a key element of its NDC and is based on EPA’s final GHG regulations for new, existing, and modified and reconstructed sources.

The United States was one of 189 nations that offered intended NDCs.  Thresholds for the number of countries necessary to ratify or accede to the Paris Agreement and total global GHG percentage were achieved on October 5, 2016, and the Paris Agreement entered into force on November 4, 2016. To date, 153 countries have ratified the Paris Agreement.  On June 1, 2017, President Trump announced that the United States would withdraw from the Paris Agreement. In his public statement, he indicated that the United States would "begin negotiations to reenter either the Paris Accord or a....new transaction on terms that are fair to the United States, its businesses, its workers, its people, its taxpayers." To date there have been no specific details as to how this will be accomplished.

PNM will continue to monitor the United States’ involvement in international accords and believes that implementation of the BART plan for SJGS (Note 11), as well as the potential exit from the remaining SJGS units and Four Corners as discussed in Note 12 should provide a significant step for New Mexico to comply with the Clean Power Plan, or other GHG reduction requirements, should they prevail.

Assessment of Legislative/Regulatory Impacts

The Company has assessed, and continues to assess, the impacts of climate change legislation or regulation on its business.  This assessment is ongoing and future changes arising out of the legislative or regulatory process could impact the assessment significantly.  PNM’s assessment includes assumptions regarding specific GHG limits; the timing of implementation of these limits; the possibility of a market-based trading program, including the associated costs and the availability of emission credits or allowances; the development of emission reduction and/or renewable energy technologies; and provisions for cost containment. Moreover, the assessment assumes various market reactions such as the price of coal and gas and regional plant economics.  These assumptions are, at best, preliminary and speculative. However, based upon these assumptions, the enactment of climate change legislation or regulation could, among other things, result in significant compliance costs, including large capital expenditures by PNM, and could jeopardize the economic viability of certain generating facilities. See Notes 11 and 12.  In turn, these consequences could lead to increased costs to customers and affect results of operations, cash flows, and financial condition if the incurred costs are not fully recovered through regulated rates. Higher rates could also contribute to reduced usage of electricity.  PNM’s assessment process is too preliminary and speculative at this time for a meaningful prediction of financial impact.

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

As of June 30, 2017, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s 2016 Annual Reports on Forms 10-K. The policies disclosed included unbilled revenues, regulatory accounting, impairments, decommissioning and reclamation costs, pension and other postretirement benefits, accounting for contingencies, income taxes, and market risk.

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

Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM, and TNMP caution readers not to place undue reliance on these statements. PNMR’s, PNM’s, and TNMP’s business, financial condition, cash flows, and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors include:

•
The ability of PNM and TNMP to recover costs and earn allowed returns in regulated jurisdictions, including the impacts of the NMPRC order in PNM’s NM 2015 Rate Case, appeals of that order, PNM’s NM 2016 Rate Case, and any actions resulting from PNM’s 2017 IRP and the impact on service levels for PNM customers if the ultimate outcomes do not provide for the recovery of costs of operating and capital expenditures, as well as other impacts of federal or state regulatory and judicial actions

•
The ability of the Company to successfully forecast and manage its operating and capital expenditures, including aligning expenditures with the revenue levels resulting from the ultimate outcomes in PNM’s NM 2015 Rate Case, including appeals, and NM 2016 Rate Case and supporting forecasts utilized in future test year rate proceedings

•
The impacts on the electricity usage of customers and consumers due to performance of state, regional, and national economies, energy efficiency measures, weather, seasonality, alternative sources of power, and other changes in supply and demand, including the failure to maintain or replace customer contracts on favorable terms

•
Uncertainty surrounding the status of PNM’s participation in jointly-owned generation projects, including the scheduled expiration of the operational and fuel supply agreements for SJGS, as well as the 2018 required NMPRC filing to determine the extent to which SJGS should continue serving PNM’s retail customers beyond mid-2022 and any actions resulting from PNM’s 2017 IRP

•
Uncertainty regarding the requirements and related costs of decommissioning power plants and reclamation of coal mines supplying certain power plants, as well as the ability to recover those costs from customers, including the potential impacts of the order in the NM 2015 Rate Case, appeals of that order, the ultimate outcome of PNM’s NM 2016 Rate Case, and PNM’s 2017 IRP

•
The Company’s ability to access the financial markets in order to provide financing to repay or refinance debt as it comes due, as well as for ongoing operations and construction expenditures, including disruptions in the capital or credit markets, actions by ratings agencies, and fluctuations in interest rates, including any negative impacts that could result from the ultimate outcome in PNM’s NM 2015 Rate Case, including appeals, and PNM’s NM 2016 Rate Case

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
Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 7, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2017 and the year ended December 31, 2016, the Company had no commodity derivative instruments designated as cash flow hedging instruments.
Commodity contracts, other than those that do not meet the definition of a derivative under GAAP and those derivatives designated as normal purchases and normal sales, are recorded at fair value on the Condensed Consolidated Balance Sheets. The following table details the changes in the net asset or liability balance sheet position for mark-to-market energy transactions.

	Six Months Ended
	June 30,
	2017	2016
Economic Hedges	(In thousands)
Sources of fair value gain (loss):
Net fair value at beginning of period	$2,885	$4,576
Amount realized on contracts delivered during period	(3,597)	(2,612)
Changes in fair value	2,657	(2,551)
Net mark-to-market change recorded in earnings	(940)	(5,163)
Net change recorded as regulatory assets and liabilities	(88)	(362)
Net fair value at end of period	$1,857	$(949)
The following table provides the maturity of the net assets (liabilities), giving an indication of when these mark-to-market amounts will settle and generate (use) cash.

Fair Value of Mark-to-Market Instruments at June 30, 2017

	Settlement Dates
	2017	2018
	(In thousands)
Economic hedges
Prices actively quoted	$—	$—
Prices provided by other external sources	1,857	—
Prices based on models and other valuations	—	—
Total	$1,857	$—

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

PNM measures the market risk of its wholesale activities not covered by the FPPAC using a Monte Carlo VaR simulation model to report the possible loss in value from price movements. VaR is not a measure of the potential accounting mark-to-market loss. The quantitative risk information is limited by the parameters established in creating the model. The Monte Carlo VaR methodology employs the following critical parameters: historical volatility estimates, market values of all contractual commitments, a three-day holding period, seasonally adjusted and cross-commodity correlation estimates, and a 95% confidence level. The instruments being evaluated may trigger a potential loss in excess of calculated amounts if changes in commodity prices exceed the confidence level of the model used.
PNM measures VaR for the positions in its wholesale portfolio (not covered by the FPPAC). For the six months ended June 30, 2017, the high, low, and average VaR amounts were $0.7 million, $0.2 million, and $0.5 million. For the year ended December 31, 2016, the high, low, and average VaR amounts were $1.3 million, $0.3 million, and $0.6 million. At June 30, 2017 and December 31, 2016, the VaR amounts for the PNM wholesale portfolio were $0.3 million and $0.6 million.
The VaR represents an estimate of the potential gains or losses that could be recognized on the Company’s portfolios, subject to market risk, given current volatility in the market, and is not necessarily indicative of actual results that may occur, since actual future gains and losses will differ from those estimated. Actual gains and losses may differ due to actual fluctuations in market prices, operating exposures, and the timing thereof, as well as changes to the underlying portfolios during the year. VaR limits were not exceeded during the six months ended June 30, 2017 or the year ended December 31, 2016.

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
Schedule of Credit Risk Exposure
June 30, 2017

Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$2,290	1	$896
Non-investment grade	10	—	—
Split ratings	8
Internal ratings:
Investment grade	1,764	1	1,761
Non-investment grade	4,835	1	4,755
Total	$8,907		$7,412

(1)
The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)
The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than firm-requirements wholesale customers), forward sales, and short-term sales. The exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements, but are not reduced by posted credit collateral. At June 30, 2017, PNMR held $0.1 million of cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of June 30, 2017 was $4.8 million.

As discussed in Note 11, PNMR’s subsidiary, NM Capital, entered into the Westmoreland Loan to facilitate the acquisition of SJCC by WSJ, a subsidiary of Westmoreland, and PNMR has arranged for letters of credit to be issued to support the coal mining operations of SJCC. PNMR is exposed to credit risk under these arrangements in the event of default by WSJ. As of July 25, 2017, remaining required principal payments under the Westmoreland Loan are $19.2 million in 2017, $3.6 million in 2018, $8.6 million in 2019, $23.3 million in 2020, and $21.1 million in 2021. As of July 25, 2017, $11.6 million was held in a SJCC restricted bank account that will be used solely to make the August 1, 2017 scheduled principal payment of $9.6 million and interest on the Westmoreland Loan. In addition, the Westmoreland Loan requires that all cash flows of WSJ, in excess of normal operating expenses, capital additions, and operating reserves, be utilized for principal and interest payments under the loan until it is fully repaid. The Westmoreland Loan is secured by the assets of and the equity interests in SJCC. In the event of a default by WSJ, NM Capital would have the ability to take over the mining operations, the value of which PNMR believes approximates the amount outstanding under the Westmoreland Loan.  Furthermore, PNMR considers the possibility of loss under the letters of credit to be remote as discussed in Note 5. Accordingly, PNMR does not consider its credit risk under these arrangements to be material.

Other investments have no significant counterparty credit risk.

Interest Rate Risk

The majority of the Company’s long-term debt is fixed-rate debt and does not expose earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of PNMR’s consolidated long-term debt instruments would increase by 1.6%, or $40.0 million, if interest rates were to decline by 50 basis points from their levels at June 30, 2017. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity. At July 25, 2017, PNMR, PNM, and TNMP had short-term debt outstanding of $173.7 million, $9.0 million, and $52.0 million under their revolving credit facilities, which allow for a maximum aggregate borrowing capacity of $300.0 million for PNMR, $400.0 million for PNM, and $75.0 million for TNMP. PNM had no borrowings under the $50.0 million PNM New Mexico Credit Facility at July 25, 2017. The revolving credit facilities, the PNM New Mexico Credit Facility, the $150.0 million PNMR 2015 Term Loan Agreement, the $100.0 million PNMR 2016 One-Year Term Loan Agreement, the $100.0 million PNMR 2016 Two-Year Term Loan Agreement, the $200.0 million PNM 2017 Term Loan Agreement, and the $125.0 million BTMU Term Loan Agreement bear interest at variable rates. On July 25, 2017, interest rates on borrowings averaged 2.48% for the PNMR Revolving Credit Facility, 2.13% for the PNMR 2015 Term Loan Agreement, 3.92% for the BTMU Term Loan Agreement, 2.08% for the PNMR 2016 One-Year Term Loan Agreement, 2.18% for the PNMR 2016 Two-Year Term Loan Agreement, 2.36% for the PNM Revolving Credit Facility, 1.96% for the PNM 2017 Term Loan Agreement, and 2.22% for the TNMP Revolving Credit Facility. The Company is exposed to interest rate risk to the extent of future increases in variable interest rates. However, as discussed in Note 9, PNMR has entered into hedging arrangements to effectively establish fixed interest rates on the PNMR 2015 Term Loan Agreement and $150.0 million of short-term variable rate debt.

The investments held by PNM in trusts for decommissioning and reclamation had an estimated fair value of $295.0 million at June 30, 2017, of which 36.9% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 50 basis points from their levels at June 30, 2017, the decrease in the fair value of the fixed-rate securities would be 3.7%, or $4.0 million.

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

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation include certain equity securities at June 30, 2017. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 59.6% of the securities held by the trusts as of June 30, 2017. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $17.6 million.

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

Changes in internal controls over financial reporting

Each of PNMR, PNM, and TNMP implemented a new enterprise asset management (“EAM”) system to replace its legacy system during the quarter ended June 30, 2017. The new EAM system was a process improvement initiative and not in response to any identified deficiency in internal controls over financial reporting. In connection with the new EAM system, each of PNMR, PNM, and TNMP made appropriate changes to internal controls and procedures, as is expected with a major system implementation. There have been no other changes in each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Notes 11 and 12 for information related to the following matters, for PNMR, PNM, and TNMP, incorporated in this item by reference.
Note 11

•	The Clean Air Act – Regional Haze – SJGS

•	The Clean Air Act – Regional Haze – Four Corners – Four Corners Federal Agency Lawsuit

•	WEG v. OSM NEPA Lawsuit

•	Navajo Nation Environmental Issues

•	Santa Fe Generating Station

•	Coal Supply – Four Corners – Four Corners Coal Supply Arbitration

•	Continuous Highwall Mining Royalty Rate

•	PVNGS Water Supply Litigation

•	San Juan River Adjudication

•	Rights-of-Way Matter

•	Navajo Nations Allottee Matters
Note 12

•	PNM – New Mexico General Rate Cases

•	PNM – Renewable Portfolio Standard

•	PNM – Renewable Energy Rider

•	PNM – Energy Efficiency and Load Management

•	PNM – Integrated Resource Plans

•	PNM – San Juan Generating Station Units 2 and 3 Retirement

•	PNM – Application for Certificate of Convenience and Necessity

•	PNM – Advanced Metering Infrastructure Application

•	PNM – Hazard Sharing Agreement

•	TNMP – Transmission Cost of Service Rates

•	TNMP – Competition Transition Charge Compliance Filing

•	TNMP – Energy Efficiency

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in PNMR’s, PNM’s, and TNMP’s Annual Reports on Form 10-K for the year ended December 31, 2016.

ITEM 5. OTHER INFORMATION

Information regarding PNM’s entry into an Agreement to sell Senior Unsecured Notes provided in Form 10-Q in lieu of filing Form 8-K (Item 1.01 - Entry into a Material Definitive Agreement)

On July 28, 2017, PNM entered into the PNM 2017 Senior Unsecured Note Agreement with institutional investors for the sale of $450.0 million aggregate principal amount of eight series of PNM Senior Unsecured Notes (the “PNM 2018 SUNs”) offered in private placement transactions. Under the PNM 2017 Senior Unsecured Note Agreement, PNM has agreed to issue $350.0 million of the PNM 2018 SUNs (at fixed annual interest rates ranging from 3.15% to 4.50% for terms between 5 and 30 years) on or about May 15, 2018 and $100.0 million of the PNM 2018 SUNs (at fixed annual interest rates of 3.78% and 4.60% for terms of 10 and 30 years) on or about August 1, 2018. The issuances of the PNM 2018 SUNs are subject to the satisfaction of customary conditions, including continuing compliance with the representations, warranties and covenants of the PNM 2017 Senior Unsecured Note Agreement. PNM will use the gross proceeds from the PNM 2018 SUNs to be issued under that agreement to repay $350.0 million of PNM’s 7.95% Senior Unsecured Notes at their maturity on May 15, 2018 and $100.0 million of PNM’s 7.50% Senior Unsecured Notes at their maturity on August 1, 2018. The terms of the PNM 2017 Senior Unsecured Note Agreement include customary covenants, including a covenant that requires the maintenance of a debt-to-capital ratio of less than or equal to 65%, customary events of default, including a cross default provision, and covenants regarding parity of financial covenants, liens and guarantees with respect to PNM’s material credit facilities. In the event of a change of control, PNM will be required to offer to prepay the PNM 2018 SUNs at par. PNM will have the right to redeem any or all of the PNM 2018 SUNs prior to their respective maturities, subject to payment of a customary make-whole premium.

The foregoing description is qualified in its entirety by the PNM 2017 Senior Unsecured Note Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS

3.1	PNMR	Articles of Incorporation of PNMR, as amended to date (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed November 21, 2008)

3.2	PNM	Restated Articles of Incorporation of PNM, as amended through May 31, 2002 (incorporated by reference to Exhibit 3.1.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

3.3	TNMP	Articles of Incorporation of TNMP, as amended through July 7, 2005 (incorporated by reference to Exhibit 3.1.2 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

3.4	PNMR	Bylaws of PNMR, with all amendments to and including February 26, 2015 (incorporated by reference to Exhibit 3.4 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2014)

3.5	PNM	Bylaws of PNM, with all amendments to and including May 31, 2002 (incorporated by reference to Exhibit 3.1.2 to PNM’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002)

3.6	TNMP	Bylaws of TNMP, with all amendments to and including June 18, 2013 (incorporated by reference to Exhibit 3.6 to TNMP’s Current Report on Form 8-K filed June 20, 2013)

10.1	PNM	Note Purchase Agreement dated July 28, 2017 between PNM and the purchasers named therein.

12.1	PNMR	Ratio of Earnings to Fixed Charges

12.2	PNM	Ratio of Earnings to Fixed Charges

12.3	TNMP	Ratio of Earnings to Fixed Charges

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNM	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	TNMP	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	PNMR, PNM, and TNMP	XBRL Instance Document

101.SCH	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Schema Document

101.CAL	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	July 28, 2017	/s/ Joseph D. Tarry
Joseph D. Tarry
Vice President, Finance and Controller
(Officer duly authorized to sign this report)