Form 10-Q
period 2017-09-30
PNM RESOURCES INC; PUBLIC SERVICE CO OF NEW MEXICO; TEXAS NEW MEXICO POWER CO
filed 2017-10-27
CIK 1108426, 81023, 22767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 20, 2017, 79,653,624 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM outstanding as of October 20, 2017 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP outstanding as of October 20, 2017 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
2014 IRP	PNM’s 2014 IRP
2017 IRP	PNM’s 2017 IRP
ABCWUA	Albuquerque Bernalillo County Water Utility Authority
Afton	Afton Generating Station
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ASU	Accounting Standards Update
BACT	Best Available Control Technology
BART	Best Available Retrofit Technology
BDT	Balanced Draft Technology
BHP	BHP Billiton, Ltd
Board	Board of Directors of PNMR
BTMU	The Bank of Tokyo-Mitsubishi UFJ, Ltd.
BTMU Term Loan Agreement	NM Capital’s $125.0 Million Unsecured Term Loan
BTU	British Thermal Unit
CAA	Clean Air Act
CCB	Coal Combustion Byproduct
CCN	Certificate of Convenience and Necessity
CIAC	Contributions in Aid of Construction
CO2	Carbon Dioxide
CSA	Coal Supply Agreement
CTC	Competition Transition Charge
DC Circuit	United States Court of Appeals for the District of Columbia Circuit
DOE	United States Department of Energy
DOI	United States Department of Interior
EGU	Electric Generating Unit
EIS	Environmental Impact Study
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESA	Endangered Species Act
Exchange Act	Securities Exchange Act of 1934
Farmington	The City of Farmington, New Mexico
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
Four Corners	Four Corners Power Plant
FPPAC	Fuel and Purchased Power Adjustment Clause
FTY	Future Test Year
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas Emissions

GWh	Gigawatt hours
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ISFSI	Independent Spent Fuel Storage Installation
KW	Kilowatt
KWh	Kilowatt Hour
La Luz	La Luz Generating Station
LIBOR	London Interbank Offered Rate
Lightning Dock Geothermal	Lightning Dock geothermal power facility, also known as the Dale Burgett Geothermal Plant
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBTU	Million BTUs
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, Navajo Nation Safe Drinking Water Act, and Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
NEC	Navopache Electric Cooperative, Inc.
NEE	New Energy Economy
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
New Mexico Wind	New Mexico Wind Energy Center
NM 2015 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on August 27, 2015
NM 2016 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on December 7, 2016
NM Capital	NM Capital Utility Corporation, an unregulated wholly-owned subsidiary of PNMR
NM Supreme Court	New Mexico Supreme Court
NMAG	New Mexico Attorney General
NMED	New Mexico Environment Department
NMIEC	New Mexico Industrial Energy Consumers Inc.
NMMMD	The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department
NMPRC	New Mexico Public Regulation Commission
NOx	Nitrogen Oxides
NOPR	Notice of Proposed Rulemaking
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
NTEC	Navajo Transitional Energy Company, LLC, an entity owned by the Navajo Nation
OCI	Other Comprehensive Income
OPEB	Other Post Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
PCRBs	Pollution Control Revenue Bonds

PNM	Public Service Company of New Mexico and Subsidiaries, a wholly-owned subsidiary of PNMR
PNM 2016 Term Loan Agreement	PNM’s $175.0 Million Unsecured Term Loan
PNM 2017 Senior Unsecured Note Agreement	PNM’s Agreement for the sale of Senior Unsecured Notes, aggregating $450.0 million
PNM 2017 Term Loan Agreement	PNM’s $200.0 Million Unsecured Term Loan
PNM 2018 SUNs	PNM’s Senior Unsecured Notes to be issued under the PNM 2017 Senior Unsecured Note Agreement
PNM New Mexico Credit Facility	PNM’s $50.0 Million Unsecured Revolving Credit Facility
PNM Revolving Credit Facility	PNM’s $400.0 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR 2015 Term Loan Agreement	PNMR’s $150.0 Million Three-Year Unsecured Term Loan
PNMR 2016 One-Year Term Loan	PNMR’s $100.0 Million One-Year Unsecured Term Loan
PNMR 2016 Two-Year Term Loan	PNMR’s $100.0 Million Two-Year Unsecured Term Loan
PNMR Development	PNMR Development and Management Corporation, an unregulated wholly-owned subsidiary of PNMR
PNMR Revolving Credit Facility	PNMR’s $300.0 Million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PSA	Power Sales Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
RA	San Juan Project Restructuring Agreement
RCRA	Resource Conservation and Recovery Act
RCT	Reasonable Cost Threshold
REA	New Mexico’s Renewable Energy Act of 2004
REC	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
RFP	Request For Proposal
Rio Bravo	Rio Bravo Generating Station
RMC	Risk Management Committee
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
S&P	Standard and Poor’s Ratings Services
SCR	Selective Catalytic Reduction
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SNCR	Selective Non-Catalytic Reduction

SO2	Sulfur Dioxide
TECA	Texas Electric Choice Act
Tenth Circuit	United States Court of Appeals for the Tenth Circuit
TNMP	Texas-New Mexico Power Company and Subsidiaries, a wholly-owned subsidiary of TNP
TNMP 2017 Bond Purchase Agreement	TNMP’s Agreement for the issuance of $60.0 Million First Mortgage Bonds
TNMP Revolving Credit Facility	TNMP’s $75.0 Million Secured Revolving Credit Facility
TNP	TNP Enterprises, Inc. and Subsidiaries, a wholly-owned subsidiary of PNMR
Tri-State	Tri-State Generation and Transmission Association, Inc.
Tucson	Tucson Electric Power Company
UG-CSA	Underground Coal Sales Agreement
US Supreme Court	Supreme Court of the United States
Valencia	Valencia Energy Facility
VaR	Value at Risk
VIE	Variable Interest Entity
WACC	Weighted Average Cost of Capital
WEG	WildEarth Guardians
Westmoreland	Westmoreland Coal Company
Westmoreland Loan	NM Capital’s $125.0 million loan to WSJ
WSJ	Westmoreland San Juan, LLC, an indirect wholly-owned subsidiary of Westmoreland

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Electric Operating Revenues	$419,900	$400,374	$1,112,398	$1,026,726
Operating Expenses:
Cost of energy	103,748	108,766	310,818	282,498
Administrative and general	46,268	46,942	138,923	139,214
Energy production costs	31,970	31,460	98,150	112,026
Regulatory disallowances and restructuring costs	—	16,451	—	17,225
Depreciation and amortization	58,821	53,017	172,829	153,801
Transmission and distribution costs	16,801	16,056	50,309	49,965
Taxes other than income taxes	19,808	19,611	57,820	57,598
Total operating expenses	277,416	292,303	828,849	812,327
Operating income	142,484	108,071	283,549	214,399
Other Income and Deductions:
Interest income	3,582	4,604	12,348	18,420
Gains on available-for-sale securities	5,406	4,531	17,730	15,380
Other income	6,275	4,884	14,626	13,413
Other (deductions)	(4,571)	(3,764)	(10,958)	(10,866)
Net other income and deductions	10,692	10,255	33,746	36,347
Interest Charges	32,106	32,467	96,137	97,179
Earnings before Income Taxes	121,070	85,859	221,158	153,567
Income Taxes	42,743	27,303	75,154	50,094
Net Earnings	78,327	58,556	146,004	103,473
(Earnings) Attributable to Valencia Non-controlling Interest	(4,456)	(4,006)	(11,452)	(11,037)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(396)	(396)
Net Earnings Attributable to PNMR	$73,739	$54,418	$134,156	$92,040
Net Earnings Attributable to PNMR per Common Share:
Basic	$0.92	$0.68	$1.68	$1.15
Diluted	$0.92	$0.68	$1.67	$1.15
Dividends Declared per Common Share	$0.2425	$0.2200	$0.7275	$0.6600

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net Earnings	$78,327	$58,556	$146,004	$103,473
Other Comprehensive Income (Loss):
Unrealized Gains on Available-for-Sale Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(2,871), $(1,877), $(8,654), and $(1,216)	4,528	2,933	13,648	1,899
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $1,601, $1,985, $4,302, and $3,955	(2,526)	(3,101)	(6,786)	(6,180)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience (gains) losses recognized as net periodic benefit cost, net of income tax expense (benefit) of $(626), $(537), $(1,878), and $(1,611)	987	839	2,961	2,517
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $(4), $(172), $108, and $509	6	269	(170)	(796)
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $(62), $(79), $(187), and $(224)	99	123	297	349
Total Other Comprehensive Income (Loss)	3,094	1,063	9,950	(2,211)
Comprehensive Income	81,421	59,619	155,954	101,262
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(4,456)	(4,006)	(11,452)	(11,037)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(396)	(396)
Comprehensive Income Attributable to PNMR	$76,833	$55,481	$144,106	$89,829

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$146,004	$103,473
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	200,286	178,137
Deferred income tax expense	75,224	50,302
Net unrealized (gains) losses on commodity derivatives	968	2,179
Realized (gains) on available-for-sale securities	(17,730)	(15,380)
Stock based compensation expense	5,322	4,401
Regulatory disallowances and restructuring costs	—	17,225
Allowance for equity funds used during construction	(6,217)	(3,058)
Other, net	1,409	2,104
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(21,077)	(1,145)
Materials, supplies, and fuel stock	(203)	(4,629)
Other current assets	22,761	(11,819)
Other assets	(5,981)	1,916
Accounts payable	3,729	6,192
Accrued interest and taxes	20,722	20,816
Other current liabilities	(1,588)	(19,431)
Other liabilities	(6,292)	(10,297)
Net cash flows from operating activities	417,337	320,986

Cash Flows From Investing Activities:
Additions to utility and non-utility plant	(353,423)	(502,530)
Proceeds from sales of available-for-sale securities	456,577	280,989
Purchases of available-for-sale securities	(461,126)	(284,706)
Return of principal on PVNGS lessor notes	—	8,547
Investment in Westmoreland Loan	—	(122,250)
Principal repayments on Westmoreland Loan	28,770	15,000
Other, net	160	179
Net cash flows from investing activities	(329,042)	(604,771)

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	(20,600)	105,300
Long-term borrowings	317,000	503,500
Repayment of long-term debt	(263,323)	(288,157)
Proceeds from stock option exercise	1,739	6,668
Awards of common stock	(13,816)	(14,920)
Dividends paid	(58,344)	(52,967)
Valencia’s transactions with its owner	(12,963)	(12,327)
Amounts received under transmission interconnection arrangements	11,879	3,262
Refunds paid under transmission interconnection arrangements	(9,368)	(2,246)
Other, net	(1,872)	(2,698)
Net cash flows from financing activities	(49,668)	245,415

Change in Cash and Cash Equivalents	38,627	(38,370)
Cash and Cash Equivalents at Beginning of Period	4,522	46,051
Cash and Cash Equivalents at End of Period	$43,149	$7,681

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$75,356	$75,537
Income taxes paid (refunded), net	$625	$850

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$(4,499)	$30,208

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	December 31, 2016
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$43,149	$4,522
Accounts receivable, net of allowance for uncollectible accounts of $1,063 and $1,209	107,428	87,012
Unbilled revenues	57,241	58,284
Other receivables	16,567	28,245
Current portion of Westmoreland Loan	12,272	38,360
Materials, supplies, and fuel stock	68,179	73,027
Regulatory assets	3,424	3,855
Commodity derivative instruments	3,093	5,224
Income taxes receivable	6,761	6,066
Other current assets	56,421	73,444
Total current assets	374,535	378,039
Other Property and Investments:
Long-term portion of Westmoreland Loan	53,958	56,640
Available-for-sale securities	306,444	272,977
Other investments	386	547
Non-utility property	3,404	3,404
Total other property and investments	364,192	333,568
Utility Plant:
Plant in service, held for future use, and to be abandoned	7,133,646	6,944,534
Less accumulated depreciation and amortization	2,431,695	2,334,938
	4,701,951	4,609,596
Construction work in progress	301,466	208,206
Nuclear fuel, net of accumulated amortization of $49,895 and $43,905	88,702	86,913
Net utility plant	5,092,119	4,904,715
Deferred Charges and Other Assets:
Regulatory assets	489,416	501,223
Goodwill	278,297	278,297
Commodity derivative instruments	3,846	—
Other deferred charges	94,849	75,238
Total deferred charges and other assets	866,408	854,758
	$6,697,254	$6,471,080

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	December 31, 2016
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$266,500	$287,100
Current installments of long-term debt	165,312	273,348
Accounts payable	89,882	86,705
Customer deposits	10,951	11,374
Accrued interest and taxes	83,288	61,871
Regulatory liabilities	7,156	3,609
Commodity derivative instruments	1,279	2,339
Dividends declared	19,448	19,448
Other current liabilities	67,069	59,314
Total current liabilities	710,885	805,108
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	2,282,390	2,119,364
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	1,015,967	940,650
Regulatory liabilities	456,740	455,649
Asset retirement obligations	133,841	127,519
Accrued pension liability and postretirement benefit cost	116,812	125,844
Commodity derivative instruments	3,846	—
Other deferred credits	132,098	140,545
Total deferred credits and other liabilities	1,859,304	1,790,207
Total liabilities	4,852,579	4,714,679
Commitments and Contingencies (See Note 11)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders’ equity:
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 79,653,624 shares)	1,156,906	1,163,661
Accumulated other comprehensive income (loss), net of income taxes	(82,501)	(92,451)
Retained earnings	691,332	604,742
Total PNMR common stockholders’ equity	1,765,737	1,675,952
Non-controlling interest in Valencia	67,409	68,920
Total equity	1,833,146	1,744,872
	$6,697,254	$6,471,080

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNMR				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total PNMR Common Stockholders’ Equity		Total Equity
	(In thousands)
Balance at December 31, 2016, as originally reported	$1,163,661	$(92,451)	$604,742	$1,675,952	$68,920	$1,744,872
Cumulative effect adjustment (Note 8)	—	—	10,382	10,382	—	10,382
Balance at January 1, 2017, as adjusted	1,163,661	(92,451)	615,124	1,686,334	68,920	1,755,254
Net earnings before subsidiary preferred stock dividends	—	—	134,552	134,552	11,452	146,004
Total other comprehensive income	—	9,950	—	9,950	—	9,950
Subsidiary preferred stock dividends	—	—	(396)	(396)	—	(396)
Dividends declared on common stock	—	—	(57,948)	(57,948)	—	(57,948)
Proceeds from stock option exercise	1,739	—	—	1,739	—	1,739
Awards of common stock	(13,816)	—	—	(13,816)	—	(13,816)
Stock based compensation expense	5,322	—	—	5,322	—	5,322
Valencia’s transactions with its owner	—	—	—	—	(12,963)	(12,963)
Balance at September 30, 2017	$1,156,906	$(82,501)	$691,332	$1,765,737	$67,409	$1,833,146

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Electric Operating Revenues	$327,254	$311,276	$854,909	$780,228
Operating Expenses:
Cost of energy	82,367	88,565	246,635	222,376
Administrative and general	42,026	41,370	127,012	122,553
Energy production costs	31,970	31,460	98,150	112,026
Regulatory disallowances and restructuring costs	—	16,451	—	17,225
Depreciation and amortization	36,764	33,312	109,228	97,778
Transmission and distribution costs	10,207	9,311	30,301	29,868
Taxes other than income taxes	10,668	10,750	32,837	33,289
Total operating expenses	214,002	231,219	644,163	635,115
Operating income	113,252	80,057	210,746	145,113
Other Income and Deductions:
Interest income	1,782	1,509	6,457	8,549
Gains on available-for-sale securities	5,406	4,531	17,730	15,380
Other income	3,762	3,239	10,270	9,578
Other (deductions)	(2,826)	(2,790)	(8,076)	(7,653)
Net other income and deductions	8,124	6,489	26,381	25,854
Interest Charges	20,451	22,213	62,393	66,494
Earnings before Income Taxes	100,925	64,333	174,734	104,473
Income Taxes	35,642	19,343	58,865	32,131
Net Earnings	65,283	44,990	115,869	72,342
(Earnings) Attributable to Valencia Non-controlling Interest	(4,456)	(4,006)	(11,452)	(11,037)
Net Earnings Attributable to PNM	60,827	40,984	104,417	61,305
Preferred Stock Dividends Requirements	(132)	(132)	(396)	(396)
Net Earnings Available for PNM Common Stock	$60,695	$40,852	$104,021	$60,909

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net Earnings	$65,283	$44,990	$115,869	$72,342
Other Comprehensive Income (Loss):
Unrealized Gains on Available-for-Sale Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(2,871), $(1,877), $(8,654), and $(1,216)	4,528	2,933	13,648	1,899
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $1,601, $1,985, $4,302, and $3,955	(2,526)	(3,101)	(6,786)	(6,180)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience (gains) losses recognized as net periodic benefit cost, net of income tax expense (benefit) of $(626), $(537), $(1,878), and $(1,611)	987	839	2,961	2,517
Total Other Comprehensive Income (Loss)	2,989	671	9,823	(1,764)
Comprehensive Income	68,272	45,661	125,692	70,578
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(4,456)	(4,006)	(11,452)	(11,037)
Comprehensive Income Attributable to PNM	$63,816	$41,655	$114,240	$59,541

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$115,869	$72,342
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	134,541	122,344
Deferred income tax expense	59,866	33,175
Net unrealized (gains) losses on commodity derivatives	968	2,179
Realized (gains) on available-for-sale securities	(17,730)	(15,380)
Regulatory disallowances and restructuring costs	—	17,225
Allowance for equity funds used during construction	(5,908)	(2,654)
Other, net	1,705	2,091
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(13,881)	8,283
Materials, supplies, and fuel stock	1,385	(7,731)
Other current assets	24,488	(4,005)
Other assets	6,925	10,117
Accounts payable	123	6,819
Accrued interest and taxes	16,221	16,146
Other current liabilities	(17,988)	(18,908)
Other liabilities	(8,792)	(13,401)
Net cash flows from operating activities	297,792	228,642

Cash Flows From Investing Activities:
Utility plant additions	(206,499)	(377,637)
Proceeds from sales of available-for-sale securities	456,577	280,989
Purchases of available-for-sale securities	(461,126)	(284,706)
Return of principal on PVNGS lessor notes	—	8,547
Other, net	150	171
Net cash flows from investing activities	(210,898)	(372,636)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	(61,000)	42,400
Long-term borrowings	257,000	321,000
Repayment of long-term debt	(232,000)	(271,000)
Equity contribution from parent	—	28,142
Dividends paid	(396)	(4,538)
Valencia’s transactions with its owner	(12,963)	(12,327)
Amounts received under transmission interconnection arrangements	11,879	3,262
Refunds paid under transmission interconnection arrangements	(9,368)	(2,246)
Other, net	(1,000)	(1,944)
Net cash flows from financing activities	(47,848)	102,749

Change in Cash and Cash Equivalents	39,046	(41,245)
Cash and Cash Equivalents at Beginning of Period	324	43,138
Cash and Cash Equivalents at End of Period	$39,370	$1,893

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$48,627	$53,791
Income taxes paid (refunded), net	$—	$—

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$(9,399)	$20,200

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	December 31, 2016
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$39,370	$324
Accounts receivable, net of allowance for uncollectible accounts of $1,063 and $1,209	79,668	65,003
Unbilled revenues	45,800	48,289
Other receivables	13,510	25,514
Affiliate receivables	8,944	8,886
Materials, supplies, and fuel stock	63,016	64,401
Regulatory assets	2,526	3,442
Commodity derivative instruments	3,093	5,224
Income taxes receivable	26,808	25,807
Other current assets	48,883	67,355
Total current assets	331,618	314,245
Other Property and Investments:
Available-for-sale securities	306,444	272,977
Other investments	166	316
Non-utility property	96	96
Total other property and investments	306,706	273,389
Utility Plant:
Plant in service, held for future use, and to be abandoned	5,463,764	5,359,211
Less accumulated depreciation and amortization	1,881,371	1,809,528
	3,582,393	3,549,683
Construction work in progress	223,677	158,122
Nuclear fuel, net of accumulated amortization of $49,895 and $43,905	88,702	86,913
Net utility plant	3,894,772	3,794,718
Deferred Charges and Other Assets:
Regulatory assets	349,453	365,413
Goodwill	51,632	51,632
Commodity derivative instruments	3,846	—
Other deferred charges	85,789	68,149
Total deferred charges and other assets	490,720	485,194
	$5,023,816	$4,867,546

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	December 31, 2016
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$—	$61,000
Current installments of long-term debt	—	231,880
Accounts payable	65,088	55,566
Affiliate payables	9,738	23,183
Customer deposits	10,951	11,374
Accrued interest and taxes	52,041	34,819
Regulatory liabilities	7,138	3,517
Commodity derivative instruments	1,279	2,339
Dividends declared	132	132
Transmission interconnection arrangement liabilities	12,167	522
Other current liabilities	32,532	33,029
Total current liabilities	191,066	457,361
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,657,396	1,399,489
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	810,995	748,666
Regulatory liabilities	423,477	423,701
Asset retirement obligations	132,878	126,601
Accrued pension liability and postretirement benefit cost	106,742	114,427
Commodity derivative instruments	3,846	—
Other deferred credits	106,762	118,980
Total deferred credits and liabilities	1,584,700	1,532,375
Total liabilities	3,433,162	3,389,225
Commitments and Contingencies (See Note 11)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,264,918	1,264,918
Accumulated other comprehensive income (loss), net of income taxes	(82,605)	(92,428)
Retained earnings	329,403	225,382
Total PNM common stockholder’s equity	1,511,716	1,397,872
Non-controlling interest in Valencia	67,409	68,920
Total equity	1,579,125	1,466,792
	$5,023,816	$4,867,546

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at December 31, 2016	$1,264,918	$(92,428)	$225,382	$1,397,872	$68,920	$1,466,792
Net earnings	—	—	104,417	104,417	11,452	115,869
Total other comprehensive income	—	9,823	—	9,823	—	9,823
Dividends declared on preferred stock	—	—	(396)	(396)	—	(396)
Valencia’s transactions with its owner	—	—	—	—	(12,963)	(12,963)
Balance at September 30, 2017	$1,264,918	$(82,605)	$329,403	$1,511,716	$67,409	$1,579,125

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Electric Operating Revenues	$92,646	$89,098	$257,489	$246,498
Operating Expenses:
Cost of energy	21,381	20,201	64,183	60,122
Administrative and general	10,765	9,588	30,402	29,382
Depreciation and amortization	16,424	16,354	47,392	45,760
Transmission and distribution costs	6,594	6,745	20,008	20,097
Taxes other than income taxes	8,008	7,851	21,778	20,849
Total operating expenses	63,172	60,739	183,763	176,210
Operating income	29,474	28,359	73,726	70,288
Other Income and Deductions:
Other income	2,258	1,376	3,621	2,999
Other (deductions)	(1,030)	(521)	(1,229)	(860)
Net other income and deductions	1,228	855	2,392	2,139
Interest Charges	7,704	7,308	22,619	22,150
Earnings before Income Taxes	22,998	21,906	53,499	50,277
Income Taxes	8,271	8,053	18,964	18,460
Net Earnings	$14,727	$13,853	$34,535	$31,817

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$34,535	$31,817
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	48,754	47,055
Deferred income tax expense	8,578	(739)
Allowance for equity funds used during construction	(309)	(405)
Other, net	(296)	14
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(7,196)	(9,428)
Materials and supplies	(1,588)	3,102
Other current assets	(1,674)	(3,570)
Other assets	(13,799)	(8,415)
Accounts payable	669	(6,758)
Accrued interest and taxes	13,550	22,896
Other current liabilities	945	(363)
Other liabilities	1,633	399
Net cash flows from operating activities	83,802	75,605
Cash Flows From Investing Activities:
Utility plant additions	(106,914)	(93,048)
Net cash flows from investing activities	(106,914)	(93,048)
Cash Flow From Financing Activities:
Revolving credit facilities borrowings (repayments), net	—	(59,000)
Short-term borrowings (repayments) – affiliate, net	(4,600)	(11,800)
Long-term borrowings	60,000	60,000
Equity contribution from parent	—	50,000
Dividends paid	(29,663)	(17,965)
Other, net	(874)	(775)
Net cash flows from financing activities	24,863	20,460

Change in Cash and Cash Equivalents	1,751	3,017
Cash and Cash Equivalents at Beginning of Period	671	1
Cash and Cash Equivalents at End of Period	$2,422	$3,018

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$16,721	$15,642
Income taxes paid (refunded), net	$750	$850

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$(251)	$(10)

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	December 31, 2016
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,422	$671
Accounts receivable	27,760	22,009
Unbilled revenues	11,441	9,995
Other receivables	2,698	2,090
Materials and supplies	5,163	8,626
Regulatory assets	898	413
Other current assets	1,609	1,031
Total current assets	51,991	44,835
Other Property and Investments:
Other investments	220	231
Non-utility property	2,240	2,240
Total other property and investments	2,460	2,471
Utility Plant:
Plant in service and plant held for future use	1,433,901	1,380,584
Less accumulated depreciation and amortization	449,476	429,397
	984,425	951,187
Construction work in progress	53,545	16,978
Net utility plant	1,037,970	968,165
Deferred Charges and Other Assets:
Regulatory assets	139,963	135,810
Goodwill	226,665	226,665
Other deferred charges	6,170	5,277
Total deferred charges and other assets	372,798	367,752
	$1,465,219	$1,383,223

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	December 31, 2016
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt – affiliate	$—	$4,600
Accounts payable	12,578	16,709
Affiliate payables	3,736	3,793
Accrued interest and taxes	59,131	45,581
Regulatory liabilities	18	92
Other current liabilities	3,210	2,134
Total current liabilities	78,673	72,909
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	480,589	420,875
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	254,525	245,785
Regulatory liabilities	33,263	31,948
Asset retirement obligations	789	754
Accrued pension liability and postretirement benefit cost	10,070	11,417
Other deferred credits	9,203	6,300
Total deferred credits and other liabilities	307,850	296,204
Total liabilities	867,112	789,988
Commitments and Contingencies (See Note 11)
Common Stockholder’s Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	454,166	454,166
Retained earnings	143,877	139,005
Total common stockholder’s equity	598,107	593,235
	$1,465,219	$1,383,223

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at December 31, 2016	$64	$454,166	$139,005	$593,235
Net earnings	—	—	34,535	34,535
Dividends declared on common stock	—	—	(29,663)	(29,663)
Balance at September 30, 2017	$64	$454,166	$143,877	$598,107

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
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at September 30, 2017 and December 31, 2016, the consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2017 and 2016, and the consolidated cash flows for the nine months ended September 30, 2017 and 2016. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

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

Dividends on Common Stock

Dividends on PNMR’s common stock are declared by the Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. This has historically resulted in dividends considered to be attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year. The Board

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

declared dividends on common stock considered to be for the second quarter of $0.2425 per share in July 2017 and $0.22 in July 2016, which are reflected as being in the second quarter within “Dividends Declared per Common Share” on the PNMR Condensed Consolidated Statements of Earnings. The Board declared dividends on common stock considered to be for the third quarter of $0.2425 per share in September 2017 and $0.22 per share in September 2016, which are reflected as being in the third quarter within “Dividends Declared per Common Share” on the PNMR Condensed Consolidated Statement of Earnings.

TNMP declared and paid cash dividends on common stock to PNMR of $29.7 million in the nine months ended September 30, 2017. PNM and TNMP declared and paid cash dividends on common stock to PNMR of $4.1 million and $18.0 million in the nine months ended September 30, 2016. In the nine months ended September 30, 2016, PNMR made equity contributions of $28.1 million to PNM and $50.0 million to TNMP.

New Accounting Pronouncements

Information concerning recently issued accounting pronouncements that have not been adopted by the Company is presented below. The Company does not expect difficulty in adopting these standards by their required effective dates.

Accounting Standards Update 2014-09 – Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued ASU 2014-09. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also revises the disclosure requirements regarding revenue. Since the issuance of ASU 2014-09, the FASB issued a one-year deferral of the effective date and has issued additional ASUs that clarify implementation guidance regarding principal versus agent considerations, licensing, and identifying performance obligations, as well as adding certain additional practical expedients. When it becomes effective, the new standard will replace most existing revenue recognition guidance in GAAP. ASU 2014-09 can be applied retrospectively to each prior period presented or on a modified retrospective basis with a cumulative effect adjustment to retained earnings on the date of adoption. The Company anticipates adopting ASU 2014-09 on January 1, 2018, its required effective date, using the modified retrospective method of adoption.
The Company has substantially completed its assessment of ASU 2014-09, but, along with others in the utility industry, is continuing to monitor the activities of the FASB and other non-authoritative groups regarding certain industry specific issues. These industry specific issues include the impacts of the new guidance on its accounting for CIAC and the presentation of revenues associated with “alternative revenue programs,” which primarily result from the Company’s approved rate rider programs. Although conclusions have not been finalized, the Company does not anticipate a material change in revenue recognition under the new requirements. The Company continues to analyze the financial statement presentation and disclosure requirements of ASU 2014-09.

Accounting Standards Update 2016-01 – Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, which makes targeted improvements to GAAP regarding financial instruments. ASU 2016-01 eliminates the requirement to classify investments in equity securities with readily determinable fair values into trading or available-for-sale categories and requires those equity securities to be measured at fair value with changes in fair value recognized in net income rather than in OCI. ASU 2016-01 also revises certain presentation and disclosure requirements. Under ASU 2016-01, accounting for investments in debt securities remains essentially unchanged. PNM currently classifies the investments held in the NDT and coal mine reclamation trusts as available-for-sale securities. Unrealized losses on these securities are recorded immediately through earnings and unrealized gains are recorded in AOCI until the securities are sold. The Company will adopt ASU 2016-01 on January 1, 2018, its required effective date. At that time any unrealized gains, net of income taxes, recorded in AOCI related to equity securities will be reclassified to retained earnings as a cumulative effect adjustment and future changes in the value of equity securities will be recorded in earnings. The amount of the cumulative adjustment upon adoption will depend on the amounts recorded in AOCI at that time, but PNM had unrealized gains on equity securities, net of income taxes, recorded in AOCI of $9.8 million at September 30, 2017.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounting Standards Update 2016-02 – Leases (Topic 842)

In February 2016, the FASB issued ASU 2016-02 to provide guidance on the recognition, measurement, presentation, and disclosure of leases. ASU 2016-02 will require that a liability be recorded on the balance sheet for all leases, based on the present value of future lease obligations. A corresponding right-of-use asset will also be recorded. Amortization of the lease obligation and the right-of-use asset for certain leases, primarily those classified as operating leases, will be on a straight-line basis, which is not expected to have a significant impact on the statements of earnings or cash flows, whereas other leases will be required to be accounted for as financing arrangements similar to the accounting treatment for capital leases under current GAAP. ASU 2016-02 also revises certain disclosure requirements. Although early adoption of the standard is permitted, the Company does not plan to adopt this standard prior to January 1, 2019, its required effective date. At adoption of ASU 2016-02, leases will be recognized and measured as of the earliest period presented using a modified retrospective approach. This approach requires all periods presented to be restated under the new guidance, but allows entities to apply certain practical expedients to arrangements that exist upon adoption or expired during the periods presented.

As further discussed in Note 7 of the Notes to Consolidated Financial Statements in the 2016 Annual Reports on Form 10-K, the Company has operating leases of office buildings, vehicles, and equipment. The Company also routinely enters into land easements and right-of-way agreements, but only a limited number of these agreements are considered leases under the current guidance. PNM also has operating lease interests in PVNGS Units 1 and 2 that will expire in January 2023 and 2024. The Company, along with others in the utility industry, is continuing to monitor the activities of the FASB and other non-authoritative groups regarding industry specific issues for further clarification, including the treatment of land easements under ASU 2016-02. The Company has formed a project team, conducted outreach activities across its lines of business, and made significant progress in identifying arrangements, in addition to its existing operating lease arrangements, that may be classified as leases under ASU 2016-02. It is likely the arrangements currently classified as leases will continue to be recognized as leases under ASU 2016-02. It is possible that other contractual arrangements not previously meeting the lease definition may contain elements that qualify as leases and that previously identified operating leases may be classified as financing leases under ASU 2016-02. The Company is in the process of analyzing each of the identified contractual arrangement to determine if it contains lease elements under the new standard and quantifying the potential impacts of identified lease arrangements. The Company is also evaluating the practical expedients, if any, it will elect upon adoption. The Company anticipates this process will continue into 2018.

Accounting Standards Update 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, which changes the way entities recognize impairment of many financial assets, including accounts receivable and investments in debt securities, by requiring immediate recognition of estimated credit losses expected to occur over the remaining lives of the assets. The Company anticipates adopting ASU 2016-13 on January 1, 2020 although early adoption is permitted beginning on January 1, 2019. The Company is in the process of analyzing the impacts of this new standard, but does not anticipate it will have a significant impact on its financial statements.

Accounting Standards Update 2016-18 – Statement of Cash Flows (Topic 230): Restricted Cash

In November 2016, the FASB issued ASU 2016-18, which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows and adds disclosures necessary to reconcile such amounts to cash and cash equivalents on the balance sheets. ASU 2016-18 does not provide a definition of what should be considered restricted cash. Upon adoption, ASU 2016-18 requires the use of a retrospective transition method for each period presented. The Company continues to analyze the impacts of ASU 2016-18, but does not believe the new standard will have a significant impact on its financial statements. The Company will adopt ASU 2016-18 on January 1, 2018, its required effective date.

Accounting Standards Update 2017-04 – Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04 to simplify the annual goodwill impairment assessment process. Currently, the first step of a quantitative impairment test requires an entity to compare the fair value of each reporting unit containing goodwill with its carrying value (including goodwill). If as a result of this analysis, the entity concludes there is an indication of impairment in a reporting unit having goodwill, the entity is required to perform the second step of the impairment analysis, determining the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

amount of goodwill impairment to be recorded. The amount is calculated by comparing the implied fair value of the goodwill to its carrying amount. This exercise requires the entity to allocate the fair value determined in step one to the individual assets and liabilities of the reporting unit. Any remaining fair value would be the implied fair value of goodwill on the testing date. To the extent the recorded amount of goodwill of a reporting unit exceeds the implied fair value determined in step two, an impairment loss would be reflected in results of operations. ASU 2017-04 eliminates the second step of the impairment analysis. Accordingly, if the first step of a quantitative goodwill impairment analysis performed after adoption of ASU 2017-04 indicates that the fair value of a reporting unit is less than its carrying value, the goodwill of that reporting unit would be impaired to the extent of that difference. The Company anticipates it will adopt ASU 2017-04 for impairment testing after January 1, 2020, its required effective date, although early adoption is permitted. However, if there is an indication of potential impairment of goodwill as a result of an impairment assessment prior to 2020, the Company will evaluate the impact of ASU 2017-04 and could elect to early adopt this standard.

Accounting Standards Update 2017-07 – Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued ASU 2017-07 to improve the presentation of net periodic pension and other postretirement benefit costs. Currently, the Company presents all of its net periodic benefit costs, net of amounts capitalized to construction and other accounts, as administrative and general expenses on its statements of earnings. The amendments in ASU 2017-07 require the service cost component of net benefit costs be presented in the same line item or items as employees’ compensation. The other components of net benefit cost (the “non-service cost components”) are required to be presented in the income statement separately from the service cost component and outside of operating income with disclosures identifying where the non-service cost components have been presented. ASU 2017-07 also limits capitalization to only the service cost component of benefit costs. PNMR and its subsidiaries maintain qualified defined benefit pension and OPEB plans. Currently, net periodic benefit cost for the Company’s defined benefit pension plans do not include a service cost component and there is only a minor amount of service cost for the OPEB plans. Additional information about the Company’s benefit plans is discussed in Note 12 of the Notes to Consolidated Financial Statements in the 2016 Annual Reports on Form 10-K and in Note 10. ASU 2017-07 requires retrospective presentation of the service and non-service cost components of net benefit costs in the income statement and prospective application regarding the capitalization of only the service cost component of net benefit costs. The Company believes PNM and TNMP can continue to capitalize the non-service cost components of net benefit costs as regulatory assets to the extent attributable to regulated operations and does not anticipate ASU 2017-07 will have a significant impact on its financial statements. The Company will adopt the standard on January 1, 2018, its required effective date.

Accounting Standards Update 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017-12 to better align hedge accounting with an organization’s risk management activities and to simplify the application of hedge accounting guidance. ASU 2017-12 is effective for the Company on January 1, 2019 although early adoption is permitted beginning on January 1, 2018. As discussed in Note 6 of the Notes to Consolidated Financial Statements in the 2016 Annual Reports on Form 10-K and in Note 9, the Company periodically enters into, and designates as cash flow hedges, interest rate swaps to hedge its exposure to changes in interest rates. In addition, as discussed in Note 8 of the Notes to Consolidated Financial Statements in the 2016 Annual Reports on Form 10-K and in Note 7, the Company enters into various derivative instruments to economically hedge the risk of changes in commodity prices, which are not designated as cash flow hedges. The Company is evaluating the requirements of ASU 2017-12, but does not anticipate the changes will have a significant impact on the Company’s accounting treatment for derivative instruments or on its financial statements.

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

In accordance with GAAP, dual presentation of basic and diluted earnings per share is presented in the Condensed Consolidated Statements of Earnings of PNMR. Information regarding the computation of earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Net Earnings Attributable to PNMR	$73,739	$54,418	$134,156	$92,040
Average Number of Common Shares:
Outstanding during period	79,654	79,654	79,654	79,654
Vested awards of restricted stock	284	96	215	99
Average Shares – Basic	79,938	79,750	79,869	79,753
Dilutive Effect of Common Stock Equivalents:
Stock options and restricted stock	216	367	263	377
Average Shares – Diluted	80,154	80,117	80,132	80,130
Net Earnings Per Share of Common Stock:
Basic	$0.92	$0.68	$1.68	$1.15
Diluted	$0.92	$0.68	$1.67	$1.15

(3)	Segment Information

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR SEGMENT INFORMATION

	PNM	TNMP	Corporate and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2017
Electric operating revenues	$327,254	$92,646	$—	$419,900
Cost of energy	82,367	21,381	—	103,748
Utility margin	244,887	71,265	—	316,152
Other operating expenses	94,871	25,367	(5,391)	114,847
Depreciation and amortization	36,764	16,424	5,633	58,821
Operating income (loss)	113,252	29,474	(242)	142,484
Interest income	1,782	—	1,800	3,582
Other income (deductions)	6,342	1,228	(460)	7,110
Interest charges	(20,451)	(7,704)	(3,951)	(32,106)
Segment earnings (loss) before income taxes	100,925	22,998	(2,853)	121,070
Income taxes (benefit)	35,642	8,271	(1,170)	42,743
Segment earnings (loss)	65,283	14,727	(1,683)	78,327
Valencia non-controlling interest	(4,456)	—	—	(4,456)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$60,695	$14,727	$(1,683)	$73,739

Nine Months Ended September 30, 2017
Electric operating revenues	$854,909	$257,489	$—	$1,112,398
Cost of energy	246,635	64,183	—	310,818
Utility margin	608,274	193,306	—	801,580
Other operating expenses	288,300	72,188	(15,286)	345,202
Depreciation and amortization	109,228	47,392	16,209	172,829
Operating income (loss)	210,746	73,726	(923)	283,549
Interest income	6,457	—	5,891	12,348
Other income (deductions)	19,924	2,392	(918)	21,398
Interest charges	(62,393)	(22,619)	(11,125)	(96,137)
Segment earnings (loss) before income taxes	174,734	53,499	(7,075)	221,158
Income taxes (benefit)	58,865	18,964	(2,675)	75,154
Segment earnings (loss)	115,869	34,535	(4,400)	146,004
Valencia non-controlling interest	(11,452)	—	—	(11,452)
Subsidiary preferred stock dividends	(396)	—	—	(396)
Segment earnings (loss) attributable to PNMR	$104,021	$34,535	$(4,400)	$134,156

At September 30, 2017:
Total Assets	$5,023,816	$1,465,219	$208,219	$6,697,254
Goodwill	$51,632	$226,665	$—	$278,297

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	Corporate and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2016
Electric operating revenues	$311,276	$89,098	$—	$400,374
Cost of energy	88,565	20,201	—	108,766
Utility margin	222,711	68,897	—	291,608
Other operating expenses	109,342	24,184	(3,006)	130,520
Depreciation and amortization	33,312	16,354	3,351	53,017
Operating income (loss)	80,057	28,359	(345)	108,071
Interest income	1,509	—	3,095	4,604
Other income (deductions)	4,980	855	(184)	5,651
Interest charges	(22,213)	(7,308)	(2,946)	(32,467)
Segment earnings (loss) before income taxes	64,333	21,906	(380)	85,859
Income taxes	19,343	8,053	(93)	27,303
Segment earnings (loss)	44,990	13,853	(287)	58,556
Valencia non-controlling interest	(4,006)	—	—	(4,006)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$40,852	$13,853	$(287)	$54,418

Nine Months Ended September 30, 2016
Electric operating revenues	$780,228	$246,498	$—	$1,026,726
Cost of energy	222,376	60,122	—	282,498
Utility margin	557,852	186,376	—	744,228
Other operating expenses	314,961	70,328	(9,261)	376,028
Depreciation and amortization	97,778	45,760	10,263	153,801
Operating income (loss)	145,113	70,288	(1,002)	214,399
Interest income	8,549	—	9,871	18,420
Other income (deductions)	17,305	2,139	(1,517)	17,927
Interest charges	(66,494)	(22,150)	(8,535)	(97,179)
Segment earnings (loss) before income taxes	104,473	50,277	(1,183)	153,567
Income taxes (benefit)	32,131	18,460	(497)	50,094
Segment earnings (loss)	72,342	31,817	(686)	103,473
Valencia non-controlling interest	(11,037)	—	—	(11,037)
Subsidiary preferred stock dividends	(396)	—	—	(396)
Segment earnings (loss) attributable to PNMR	$60,909	$31,817	$(686)	$92,040

At September 30, 2016:
Total Assets	$4,799,012	$1,366,840	$237,818	$6,403,670
Goodwill	$51,632	$226,665	$—	$278,297

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)	Accumulated Other Comprehensive Income (Loss)

Information regarding accumulated other comprehensive income (loss) for the nine months ended September 30, 2017 and 2016 is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			PNMR
	Unrealized			Fair Value
	Gains on			Adjustment
	Available-for-	Pension		for Cash
	Sale	Liability		Flow
	Securities	Adjustment	Total	Hedges	Total
	(In thousands)
Balance at December 31, 2016	$4,320	$(96,748)	$(92,428)	$(23)	$(92,451)
Amounts reclassified from AOCI (pre-tax)	(11,088)	4,839	(6,249)	484	(5,765)
Income tax impact of amounts reclassified	4,302	(1,878)	2,424	(187)	2,237
Other OCI changes (pre-tax)	22,302	—	22,302	(278)	22,024
Income tax impact of other OCI changes	(8,654)	—	(8,654)	108	(8,546)
Net after-tax change	6,862	2,961	9,823	127	9,950
Balance at September 30, 2017	$11,182	$(93,787)	$(82,605)	$104	$(82,501)

Balance at December 31, 2015	$17,346	$(88,822)	$(71,476)	$44	$(71,432)
Amounts reclassified from AOCI (pre-tax)	(10,135)	4,128	(6,007)	573	(5,434)
Income tax impact of amounts reclassified	3,955	(1,611)	2,344	(224)	2,120
Other OCI changes (pre-tax)	3,115	—	3,115	(1,305)	1,810
Income tax impact of other OCI changes	(1,216)	—	(1,216)	509	(707)
Net after-tax change	(4,281)	2,517	(1,764)	(447)	(2,211)
Balance at September 30, 2016	$13,065	$(86,305)	$(73,240)	$(403)	$(73,643)

Pre-tax amounts reclassified from AOCI related to “Unrealized Gains on Available-for-Sale Securities” are included in “Gains on available-for-sale securities” in the Condensed Consolidated Statements of Earnings. Pre-tax amounts reclassified from AOCI related to “Pension Liability Adjustment” are reclassified to “Operating Expenses – Administrative and general” in the Condensed Consolidated Statements of Earnings. Pre-tax amounts reclassified from AOCI related to “Fair Value Adjustment for Cash Flow Hedges” are reclassified to “Interest Charges” in the Condensed Consolidated Statements of Earnings. An insignificant amount is included in capitalized interest. The income tax impacts of all amounts reclassified from AOCI are included in “Income Taxes” in the Condensed Consolidated Statements of Earnings.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 158 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operation and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the three and nine months ended September 30, 2017, PNM paid $4.9 million and $14.7 million for fixed charges and $0.9 million and $1.2 million for variable charges. For the three and nine months ended September 30, 2016, PNM paid $4.9 million and $14.5 million for fixed charges and $0.5 million and $1.1 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy its obligations and creditors of Valencia do not have any recourse against PNM’s assets. During the term of the PPA, PNM has the option, under certain conditions, to purchase and own up to 50% of the plant or the VIE. The PPA specifies that the purchase price would be the greater of 50% of book value reduced by related indebtedness or 50% of fair market value.

PNM has concluded that the third-party entity that owns Valencia is a VIE and that PNM is the primary beneficiary of the entity under GAAP since PNM has the power to direct the activities that most significantly impact the economic performance of Valencia and will absorb the majority of the variability in the cash flows of the plant. As the primary beneficiary, PNM consolidates Valencia in its financial statements. Accordingly, the assets, liabilities, operating expenses, and cash flows of Valencia are included in the Condensed Consolidated Financial Statements of PNM although PNM has no legal ownership interest or voting control of the VIE. The assets and liabilities of Valencia set forth below are immaterial to PNM and, therefore, not shown separately on the Condensed Consolidated Balance Sheets. The owner’s equity and net income of Valencia are considered attributable to non-controlling interest.

Summarized financial information for Valencia is as follows:

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Operating revenues	$5,859	$5,356	$15,880	$15,541
Operating expenses	(1,403)	(1,350)	(4,428)	(4,504)
Earnings attributable to non-controlling interest	$4,456	$4,006	$11,452	$11,037

Financial Position

	September 30,	December 31,
	2017	2016
	(In thousands)
Current assets	$3,498	$2,551
Net property, plant, and equipment	64,818	66,947
Total assets	68,316	69,498
Current liabilities	907	578
Owners’ equity – non-controlling interest	$67,409	$68,920

Westmoreland San Juan LLC (“WSJ”) and SJCC

As discussed in the subheading Coal Supply in Note 11, PNM purchases coal for SJGS from SJCC under a coal supply agreement (“CSA”). That section includes information on the acquisition of SJCC by WSJ, a subsidiary of Westmoreland, on Ja

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

nuary 31, 2016, as well as a $125.0 million loan (the “Westmoreland Loan”) from NM Capital, a subsidiary of PNMR, to WSJ, which loan provided substantially all of the funds required for the SJCC purchase, and the issuance of $30.3 million in letters of credit to facilitate the issuance of reclamation bonds required in order for SJCC to mine coal to be supplied to SJGS. The Westmoreland Loan and the letters of credit support result in PNMR being considered to have a variable interest in WSJ, including its subsidiary, SJCC, since PNMR and NM Capital could be subject to possible loss in the event of a default by WSJ under the Westmoreland Loan and/or performance was required under the letter of credit support.  Principal payments under the Westmoreland Loan began on August 1, 2016 and are required quarterly thereafter. Interest is also paid quarterly beginning on May 3, 2016.

At September 30, 2017, the amount outstanding under the Westmoreland Loan was $66.2 million. In addition, interest receivable of $1.2 million is included in Other receivables. The Westmoreland Loan requires that all cash flows of WSJ, in excess of normal operating expenses, capital additions, and operating reserves, be utilized for principal and interest payments under the loan until it is fully repaid. A principal payment of $9.6 million plus interest of $1.8 million is due on November 1, 2017. As of October 20, 2017, $11.4 million was held in a SJCC bank account that is restricted solely to be used to service the Westmoreland Loan. The Westmoreland Loan is secured by the assets of and the equity interests in SJCC. In the event of a default by WSJ, NM Capital would have the ability to take over the mining operations.  In such event, NM Capital would likely engage a third-party mining company to operate SJCC so that operations of the mine are not disrupted. The acquisition of SJCC for approximately $125.0 million on January 31, 2016 was an arm’s-length negotiated transaction between Westmoreland and BHP, which amount should approximate the fair value of SJCC at the date of acquisition.  If WSJ were to default, NM Capital should be able to acquire assets of approximately the value of the Westmoreland Loan without a significant loss. Furthermore, PNMR considers the possibility of loss under the letters of credit support to be remote since the purpose of posting the bonds is to provide assurance that SJCC performs the required reclamation of the mine site in accordance with applicable regulations and all reclamation costs are reimbursable under the CSA. Also, much of the mine reclamation activities will not be performed until after the expiration of the CSA and the final maturity of the Westmoreland Loan. In addition, each of the SJGS participants has established and funds a trust to meet its future reclamation obligations.

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

The Company leases office buildings, vehicles, and other equipment. In addition, PNM leases interests in Units 1 and 2 of PVNGS and certain right-of-way agreements are classified as leases. All of the Company’s leases are currently accounted for as operating leases. See New Accounting Pronouncements in Note 1. Additional information concerning the Company’s lease commitments is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2016 Annual Reports on Form 10-K, including PNM’s actions with regard to renewal and purchase options under the PVNGS leases.

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

PNM is exposed to losses under the PVNGS lease arrangements upon the occurrence of certain events that PNM does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to PVNGS or the occurrence of specified nuclear events), PNM would be required to make specified payments to the lessors, and take title to the leased interests. If such an event had occurred as of September 30, 2017, amounts due to the lessors under the circumstances described above would be up to $169.9 million, payable on January 15, 2018 in addition to the scheduled lease payments due on January 15, 2018.

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

Beginning January 1, 2018, PNM will be exposed to market risk for the 65 MW of SJGS Unit 4 that will be transferred to PNM from PNMR Development (Note 11) on December 31, 2017. In anticipation of the transfer of ownership, PNM entered into agreements to sell the power from 36 MW of that capacity to a third party at a fixed price for the period January 1, 2018 through June 30, 2022, subject to certain conditions. Under these agreements, PNM is obligated to deliver 36 MW of power only when SJGS Unit 4 is operating.  These agreements are not considered derivatives because there is no notional amount due to the unit-contingent nature of the transactions. Therefore, these agreements are not recorded at fair value.

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
Commodity Risk
Marketing and procurement of energy often involve market risks associated with managing energy commodities and establishing positions in the energy markets, primarily on a short-term basis. PNM routinely enters into various derivative

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

instruments such as forward contracts, option agreements, and price basis swap agreements to economically hedge price and volume risk on power commitments and fuel requirements and to minimize the effect of market fluctuations in wholesale portfolios. PNM monitors the market risk of its commodity contracts to maintain total exposure within management-prescribed limits in accordance with approved risk and credit policies.

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, PNM accounts for its various instruments for the purchase and sale of energy, which meet the definition of a derivative, based on PNM’s intent. During the nine months ended September 30, 2017 and the year ended December 31, 2016, PNM was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flows hedges. The derivative contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. PNM has no trading transactions.

Commodity Derivatives

PNM’s commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges, are summarized as follows:

	Economic Hedges
	September 30, 2017	December 31, 2016
	(In thousands)
Current assets	$3,093	$5,224
Deferred charges	3,846	—
	6,939	5,224
Current liabilities	(1,279)	(2,339)
Long-term liabilities	(3,846)	—
	(5,125)	(2,339)
Net	$1,814	$2,885

Included in the above table are $0.7 million and $2.7 million of current assets at September 30, 2017 and December 31, 2016 related to contracts for the sale of energy from PVNGS Unit 3 through 2017 at market price plus a premium. Certain of PNM’s commodity derivative instruments in the above table are subject to master netting agreements whereby assets and liabilities could be offset in the settlement process. PNM does not offset fair value and cash collateral for derivative instruments under master netting arrangements and the above table reflects the gross amounts of fair value assets and liabilities for commodity derivatives. Included in the above table are equal amounts of assets and liabilities aggregating $4.9 million at September 30, 2017 and $0.5 million at December 31, 2016, which result from PNM’s hazard sharing arrangements with Tri-State (Note 12). The hazard sharing arrangements are net-settled upon delivery. Other amounts that could be offset under master netting agreements were immaterial.

At September 30, 2017 and December 31, 2016, PNM had no amounts recognized for the legal right to reclaim cash collateral. However, at September 30, 2017 and December 31, 2016, amounts posted as cash collateral under margin arrangements were $1.2 million and $2.6 million.

PNM has a NMPRC-approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. The table above includes $0.1 million of current assets and $0.2 million of current liabilities at September 30, 2017

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and $0.2 million of current assets and $0.1 million of current liabilities at December 31, 2016 related to this plan. The offsets to these amounts are recorded as regulatory assets and liabilities on the Condensed Consolidated Balance Sheets.

The following table presents the effect of mark-to-market commodity derivative instruments on PNM’s earnings, excluding income tax effects. Commodity derivatives had no impact on OCI for the periods presented.

	Economic Hedges
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Electric operating revenues	$(2,237)	$1,652	$5,697	$214
Cost of energy	(14)	(1)	(5,289)	(1,113)
Total gain (loss)	$(2,251)	$1,651	$408	$(899)
Commodity contract volume positions are presented in MMBTU for gas related contracts and in MWh for power related contracts. The table below presents PNM’s net buy (sell) volume positions:

	Economic Hedges
	MMBTU	MWh

September 30, 2017	100,000	(630,933)
December 31, 2016	254,100	(2,471,600)
PNM has contingent requirements to provide collateral under commodity contracts having an objectively determinable collateral provision that are in net liability positions and are not fully collateralized with cash. In connection with managing its commodity risks, PNM enters into master agreements with certain counterparties. If PNM is in a net liability position under an agreement, some agreements provide that the counterparties can request collateral if PNM’s credit rating is downgraded; other agreements provide that the counterparty may request collateral to provide it with “adequate assurance” that PNM will perform; and others have no provision for collateral. At September 30, 2017 and December 31, 2016, PNM had no such contracts in a net liability position.

Sale of Power from PVNGS Unit 3

Because PNM’s 134 MW share of Unit 3 at PVNGS is not currently included in retail rates, that unit’s power is being sold in the wholesale market. PVNGS Unit 3 will be included as a jurisdictional resource to serve New Mexico retail customers beginning on January 1, 2018. As of September 30, 2017, PNM had contracted to sell substantially all of PVNGS Unit 3 output through 2017 at market price plus a premium.  Through hedging arrangements that are accounted for as economic hedges, PNM has established fixed rates for substantially all of the sales through 2017, which average approximately $29 per MWh.

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Available-for-sale securities are carried at fair value. Available-for-sale securities consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners (Note 11). At September 30, 2017 and December 31, 2016, the fair value of available-for-sale securities included $283.0 million and $253.9 million for the NDT and $23.4 million and $19.1 million for the mine reclamation trusts. The fair value and gross unrealized gains of investments in available-for-sale securities are presented in the following table.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2017		December 31, 2016
	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value
		(In thousands)
Cash and cash equivalents	$—	$8,151	$—	$23,683
Equity securities:
Domestic value	5,252	72,162	1,135	34,796
Domestic growth	5,775	73,345	3,032	47,595
International and other	4,865	43,167	2,029	27,481
Fixed income securities:
U.S. Government	307	28,960	115	40,962
Municipals	998	41,131	585	43,789
Corporate and other	1,434	39,528	553	54,671
	$18,631	$306,444	$7,449	$272,977

The proceeds and gross realized gains and losses on the disposition of available-for-sale securities are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the (increase)/decrease in realized impairment losses of $0.1 million and $1.1 million for the three and nine months ended September 30, 2017 and $0.1 million and $1.0 million for the three and nine months ended September 30, 2016.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Proceeds from sales	$98,532	$86,975	$456,577	$280,989
Gross realized gains	$8,128	$7,026	$24,745	$27,273
Gross realized (losses)	$(2,829)	$(2,565)	$(8,150)	$(12,913)
Held-to-maturity securities are those investments in debt securities that the Company has the ability and intent to hold until maturity. At September 30, 2017 and December 31, 2016, PNMR’s held-to-maturity securities consist of the Westmoreland Loan.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At September 30, 2017, the available-for-sale and held-to-maturity debt securities had the following final maturities:

	Fair Value
	Available-for-Sale	Held-to-Maturity
	PNMR and PNM	PNMR
	(In thousands)
Within 1 year	$3,913	$—
After 1 year through 5 years	22,766	76,353
After 5 years through 10 years	25,456	—
After 10 years through 15 years	5,178	—
After 15 years through 20 years	10,692	—
After 20 years	41,614	—
	$109,619	$76,353

Fair Value Disclosures
The Company determines the fair values of its derivative and other financial instruments based on the hierarchy established in GAAP, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. GAAP describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Level 3 inputs used in determining fair values for the Company consist of internal valuation models. The Company records any transfers between fair value hierarchy levels as of the end of each calendar quarter. There were no transfers between levels during the nine months ended September 30, 2017 or the year ended December 31, 2016.

For available-for-sale securities, Level 2 fair values are provided by the trustee utilizing a pricing service. The pricing provider predominantly uses the market approach using bid side market value based upon a hierarchy of information for specific securities or securities with similar characteristics. For commodity derivatives, Level 2 fair values are determined based on market observable inputs, which are validated using multiple broker quotes, including forward price, volatility, and interest rate curves to establish expectations of future prices. Credit valuation adjustments are made for estimated credit losses based on the overall exposure to each counterparty. For the Company’s long-term debt, Level 2 fair values are provided by an external pricing service. The pricing service primarily utilizes quoted prices for similar debt in active markets when determining fair value. For investments categorized as Level 3, primarily the Westmoreland Loan, fair values were determined by discounted cash flow models that take into consideration discount rates that are observable for similar types of assets and liabilities. Management of the Company independently verifies the information provided by pricing services.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Items recorded at fair value by PNM on the Condensed Consolidated Balance Sheets are presented below by level of the fair value hierarchy. There were no Level 3 fair value measurements at September 30, 2017 and December 31, 2016 for items recorded at fair value.

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
September 30, 2017
Available-for-sale securities
Cash and cash equivalents	$8,151	$8,151	$—
Equity securities:
Domestic value	72,162	72,162	—
Domestic growth	73,345	73,345	—
International and other	43,167	39,931	3,236
Fixed income securities:
U.S. Government	28,960	28,273	687
Municipals	41,131	—	41,131
Corporate and other	39,528	—	39,528
	$306,444	$221,862	$84,582

Commodity derivative assets	$6,939	$—	$6,939
Commodity derivative liabilities	(5,125)	—	(5,125)
Net	$1,814	$—	$1,814

December 31, 2016
Available-for-sale securities
Cash and cash equivalents	$23,683	$23,683	$—
Equity securities:
Domestic value	34,796	34,796	—
Domestic growth	47,595	47,595	—
International and other	27,481	27,481	—
Fixed income securities:
U.S. Government	40,962	39,723	1,239
Municipals	43,789	—	43,789
Corporate and other	54,671	23,158	31,513
	$272,977	$196,436	$76,541

Commodity derivative assets	$5,224	$—	$5,224
Commodity derivative liabilities	(2,339)	—	(2,339)
Net	$2,885	$—	$2,885

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and fair values of investments in the Westmoreland Loan, other investments, and long-term debt, which are not recorded at fair value on the Condensed Consolidated Balance Sheets are presented below:

			GAAP Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2017	(In thousands)
PNMR
Long-term debt	$2,447,702	$2,564,887	$—	$2,564,887	$—
Westmoreland Loan	$66,230	$76,353	$—	$—	$76,353
Other investments	$386	$386	$386	$—	$—
PNM
Long-term debt	$1,657,396	$1,736,026	$—	$1,736,026	$—
Other investments	$166	$166	$166	$—	$—
TNMP
Long-term debt	$480,589	$517,977	$—	$517,977	$—
Other investments	$220	$220	$220	$—	$—

December 31, 2016
PNMR
Long-term debt	$2,392,712	$2,540,693	$—	$2,540,693	$—
Westmoreland Loan	$95,000	$100,893	$—	$—	$100,893
Other investments	$547	$1,164	$547	$—	$617
PNM
Long-term debt	$1,631,369	$1,730,157	$—	$1,730,157	$—
Other investments	$316	$316	$316	$—	$—
TNMP
Long-term debt	$420,875	$468,329	$—	$468,329	$—
Other investments	$231	$231	$231	$—	$—

(8)	Stock-Based Compensation

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees meet their service requirements. At September 30, 2017 and December 31, 2016, PNMR had unrecognized expense related to stock awards of $4.8 million and $4.5 million, which are expected to be recognized over an average of 2.0 and 1.8 years.

PNMR receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options, and a tax deduction for the value of restricted stock at the vesting date.

The FASB issued Accounting Standards Update 2016-09 – Compensation –- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting to simplify several aspects of the accounting for share-based payment transactions and eliminate diversity in practice. PNMR’s historical accounting for stock compensation complies with ASU 2016-09, except for the treatment of the income tax consequences of awards and the presentation of reductions to taxes payable on the Consolidated Statements of Cash Flows. Prior to ASU 2016-09, benefits resulting from income tax deductions in excess of compensation cost recognized under GAAP for vested restricted stock and on exercised stock options (collectively, “excess tax benefits”) were recorded to equity provided the excess tax benefits reduced income taxes payable. Deficiencies resulting from tax deductions related to stock awards that were below recognized compensation cost upon vesting and on canceled stock options were recorded to equity. PNMR had not recorded excess tax benefits to equity since 2009 because it is in a net operating loss position for income tax purposes. ASU 2016-09 requires that all excess tax benefits and deficiencies be recorded to tax expense and classified as cash flows from operating activities. PNMR adopted ASU 2016-09 as of January 1, 2017 and recorded excess tax benefits of $0.2 million and $2.3 million in the three and nine months ended September 30, 2017 of which $0.1 million and $1.7 million was allocated to PNM and $0.1 million and $0.6 million was allocated to TNMP. As required by ASU 2016-09, PNMR recorded the excess tax benefits that were not recognized in prior years, due to its net operating loss position, as a cumulative effect adjustment of $10.4 million on January 1, 2017, increasing retained earnings and decreasing accumulated deferred income taxes on the Condensed Consolidated Balance Sheets. When excess tax benefits are used to reduce income taxes payable, the benefit will be reflected in cash flows from operating activities.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes activity in restricted stock awards, including performance-based and market-based shares, and stock options, for the nine months ended September 30, 2017:

	Restricted Stock		Stock Options
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2016	218,316	$27.59	305,874	$12.29
Granted	248,271	$23.06	—	$—
Exercised	(270,855)	$20.92	(109,433)	$15.89
Forfeited	(4,012)	$29.96	—	$—
Expired	—	$—	(3,000)	$30.50
Outstanding at September 30, 2017	191,720	$31.10	193,441	$9.98

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
At September 30, 2017, the aggregate intrinsic value of stock options outstanding, all of which are exercisable, was $5.9 million with a weighted-average remaining contract life of 1.8 years. At September 30, 2017, no outstanding stock options had an exercise price greater than the closing price of PNMR common stock on that date.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides additional information concerning restricted stock activity, including performance-based and market-based shares, and stock options:

	Nine Months Ended September 30,
Restricted Stock	2017	2016
Weighted-average grant date fair value	$23.06	$26.49
Total fair value of restricted shares that vested (in thousands)	$5,666	$5,011

Stock Options
Weighted-average grant date fair value of options granted	$—	$—
Total fair value of options that vested (in thousands)	$—	$—
Total intrinsic value of options exercised (in thousands)	$2,234	$1,208

(9)	Financing

The Company’s financing strategy includes both short-term and long-term borrowings. The Company utilizes short-term revolving credit facilities, as well as cash flows from operations, to provide funds for both construction and operating expenditures. Depending on market and other conditions, the Company will periodically sell long-term debt or enter into term loan arrangements and use the proceeds to reduce borrowings under the revolving credit facilities or refinance other debt. Each of the Company’s revolving credit facilities and term loans contains a single financial covenant, which requires the maintenance of a debt-to-capital ratio of less than or equal to 65%, and generally also include customary covenants, events of default, cross default provisions, and change of control provisions. PNM must obtain NMPRC approval for any financing transaction having a maturity of more than 18 months. In addition, PNM files its annual short-term financing plan with the NMPRC. Additional information concerning financing activities is contained in Note 6 of the Notes to Consolidated Financial Statements in the 2016 Annual Reports on Form 10-K.

Financing Activities

As discussed in Note 11, NM Capital, a wholly-owned subsidiary of PNMR, entered into a $125.0 million term loan agreement (the “BTMU Term Loan Agreement”) with BTMU, as lender and administrative agent, as of February 1, 2016. The BTMU Term Loan Agreement has a maturity of February 1, 2021 and bears interest at a rate based on LIBOR plus a customary spread, which aggregated 4.06% at September 30, 2017. PNMR, as parent company of NM Capital, has guaranteed NM Capital’s obligations to BTMU. The BTMU Term Loan Agreement and the guaranty include customary covenants, including requirements for PNMR to not exceed a maximum debt-to-capital ratio of 65%, and customary events of default, a cross default provision, and a change of control provision consistent with PNMR’s other term loan agreements. NM Capital utilized the proceeds of the BTMU Term Loan Agreement to provide funding of $125.0 million (the “Westmoreland Loan”) to a ring-fenced, bankruptcy-remote, special-purpose entity that is a subsidiary of Westmoreland Coal Company to finance Westmoreland’s purchase of SJCC. The BTMU Term Loan Agreement requires that NM Capital utilize all amounts, less taxes and fees, it receives under the Westmoreland Loan to repay the BTMU Term Loan Agreement. The principal balance outstanding under the BTMU Term Loan Agreement was $60.9 million at September 30, 2017. Based on scheduled payments on the Westmoreland Loan, NM Capital estimates it will make principal payments of $15.7 million on the BTMU Term Loan Agreement in the twelve months ended September 30, 2018.

On October 21, 2016, PNMR entered into letter of credit arrangements with JPMorgan Chase Bank, N.A. (the “JPM LOC Facility”) under which letters of credit aggregating $30.3 million were issued to facilitate the posting of reclamation bonds, which SJCC is required to post in connection with permits relating to the operation of the San Juan mine (Note 11).

At December 31, 2016, PNM had $37.0 million of outstanding PCRBs, which have a final maturity of June 1, 2040, and $20.0 million of outstanding PCRBs which have a final maturity of June 1, 2042. These PCRBs were subject to mandatory tender for remarketing on June 1, 2017 and were successfully remarketed on that date. The $37.0 million of PCRBs now bear interest at 2.125% and the $20.0 million of PCRBs now bear interest at 2.45%. Both series are now subject to mandatory tender for remarketing on June 1, 2022.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On June 14, 2017, TNMP entered into an agreement (the “TNMP 2017 Bond Purchase Agreement”), which provided TNMP would issue $60.0 million aggregate principal amount of 3.22% first mortgage bonds, due 2027 (the “2017 Series A Bonds”) on or about August 25, 2017, subject to satisfaction of certain conditions. TNMP issued the 2017 Series A Bonds on August 24, 2017 and used the proceeds to reduce short-term and intercompany debt and for general corporate purposes.

On July 20, 2017, PNM entered into a $200.0 million term loan agreement (the “PNM 2017 Term Loan Agreement”) between PNM and JPMorgan Chase Bank, N.A., as lender and administrative agent, and U.S. Bank National Association, as lender. The PNM 2017 Term Loan Agreement bears interest at a variable rate and must be repaid on or before January 18, 2019. PNM used the proceeds of the PNM 2017 Term Loan Agreement to prepay without penalty the $175.0 million PNM 2016 Term Loan Agreement, which was to mature on November 17, 2017, and to reduce short-term borrowings. The PNM 2017 Term Loan Agreement includes customary covenants, including requirements to not exceed a maximum debt-to-capital ratio of 65%, and customary events of default, a cross default provision, and a change of control provision consistent with PNM’s other term loan agreements.

On July 28, 2017, PNM entered into an agreement (the “PNM 2017 Senior Unsecured Note Agreement”) with institutional investors for the sale of $450.0 million aggregate principal amount of Senior Unsecured Notes (the “PNM 2018 SUNs”) offered in private placement transactions. Under the PNM 2017 Senior Unsecured Note Agreement, PNM has agreed to issue $350.0 million of the PNM 2018 SUNs on or about May 15, 2018 and $100.0 million of the PNM 2018 SUNs on or about August 1, 2018. The issuances of the PNM 2018 SUNs are subject to the satisfaction of customary conditions. PNM will use the gross proceeds from the PNM 2018 SUNs to repay $350.0 million of PNM’s 7.95% Senior Unsecured Notes that mature on May 15, 2018 and $100.0 million of PNM’s 7.50% Senior Unsecured Notes that mature on August 1, 2018. The terms of the PNM 2017 Senior Unsecured Note Agreement include customary covenants, including a covenant that requires the maintenance of a debt-to-capital ratio of less than or equal to 65%, customary events of default, including a cross default provision, and covenants regarding parity of financial covenants, liens and guarantees with respect to PNM’s material credit facilities. In the event of a change of control, PNM will be required to offer to prepay the PNM 2018 SUNs at par. PNM will have the right to redeem any or all of the PNM 2018 SUNs prior to their respective maturities, subject to payment of a customary make-whole premium. In accordance with GAAP, aggregate borrowings of $450.0 million under PNM’s Senior Unsecured Notes due on May 15, 2018 and August 1, 2018, are reflected as being long-term in the Condensed Consolidated Balance Sheet at September 30, 2017 since the PNM 2017 Senior Unsecured Note Agreement demonstrates PNM’s ability and intent to re-finance the aggregate $450.0 million Senior Unsecured Notes on a long-term basis. Information concerning the maturities and interest rates on the PNM 2018 SUNs to be issued in May 2018 and August 2018 is as follows:

Scheduled
Funding	Maturity	Principal	Interest
Date	Date	Amount	Rate
		(In millions)

May 15, 2018	May 15, 2023	$55.0	3.15%
May 15, 2018	May 15, 2025	104.0	3.45%
May 15, 2018	May 15, 2028	88.0	3.68%
May 15, 2018	May 15, 2033	38.0	3.93%
May 15, 2018	May 15, 2038	45.0	4.22%
May 15, 2018	May 15, 2048	20.0	4.50%
		350.0
August 1, 2018	August 1, 2028	15.0	3.78%
August 1, 2018	August 1, 2048	85.0	4.60%
		100.0
		$450.0

On September 25, 2017, the TNMP Revolving Credit Facility was amended and restated to extend its maturity from September 18, 2018 to September 23, 2022 and to provide for two one-year extension options, subject to approval by a majority of the lenders.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In March 2015, PNMR entered into a $150.0 million Term Loan Agreement (the “PNMR 2015 Term Loan Agreement”), which bears interest at a variable rate and must be repaid by March 9, 2018. In September 2015, PNMR entered into a hedging agreement whereby it effectively established a fixed interest rate of 1.927%, subject to change if there is a change in PNMR’s credit rating, for borrowings under the PNMR 2015 Term Loan Agreement for the period from January 11, 2016 through March 9, 2018. In 2017, PNMR entered into three separate four-year hedging agreements whereby it effectively established fixed interest rates of 1.926%, 1.823%, and 1.629%, plus customary spreads over LIBOR, subject to change if there is a change in PNMR’s credit rating, for three separate tranches, each of $50.0 million, of its variable rate debt. These hedge agreements are accounted for as cash flow hedges. The fair value of the hedge related to the PNMR 2015 Term Loan Agreement was a gain of $0.3 million at September 30, 2017 and is included in Other current assets on the Condensed Consolidated Balance Sheets and a loss of less than $0.1 million at December 31, 2016. At September 30, 2017, one of the remaining hedge agreements had a fair value gain of $0.1 million, which is included in Other current assets, and the other two had fair value losses aggregating $0.5 million, which are included in Other current liabilities, on the Condensed Consolidated Balance Sheets. The fair values were determined using Level 2 inputs under GAAP, including using forward LIBOR curves under the mid-market convention to discount cash flows over the remaining term of the agreement.

At September 30, 2017, variable interest rates were 2.14% on the $150.0 million PNMR 2015 Term Loan Agreement, 2.19% on the $100.0 million PNMR 2016 Two-Year Term Loan, and 1.97% on the $200.0 million PNM 2017 Term Loan Agreement.

Short-term Debt and Liquidity

Currently, the PNMR Revolving Credit Facility has a financing capacity of $300.0 million and the PNM Revolving Credit Facility has a financing capacity of $400.0 million. In November 2016, PNMR and PNM entered into agreements to extend the maturity of both facilities from October 31, 2020 to October 31, 2021. However, one lender, whose current commitment is $10.0 million under the PNMR Revolving Credit Facility and $40.0 million under the PNM Revolving Credit Facility, did not agree to extend its commitments beyond October, 31, 2020. Unless one or more of the other current lenders or a new lender assumes the commitments of the non-extending lender, the financing capacities will be reduced to $290.0 million for the PNMR Revolving Credit Facility and $360.0 million for the PNM Revolving Credit Facility from November 1, 2020 through October 31, 2021. The TNMP Revolving Credit Facility is a $75.0 million revolving credit facility secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds. The TNMP Revolving Credit Facility matures on September 23, 2022. PNM also has the $50.0 million PNM New Mexico Credit Facility that expires on January 8, 2018. Short-term debt outstanding consisted of:

	September 30,	December 31,
Short-term Debt	2017	2016
	(In thousands)
PNM:
PNM Revolving Credit Facility	$—	$35,000
PNM New Mexico Credit Facility	—	26,000
TNMP Revolving Credit Facility	—	—
PNMR:
PNMR Revolving Credit Facility	166,500	126,100
PNMR 2016 One-Year Term Loan	100,000	100,000
	$266,500	$287,100

At September 30, 2017, the weighted average interest rate was 2.49% for the PNMR Revolving Credit Facility and 2.09% for the PNMR 2016 One-Year Term Loan, which matures in December 2017.

In addition to the above borrowings, PNMR, PNM, and TNMP had letters of credit outstanding of $6.4 million, $2.5 million, and $0.1 million at September 30, 2017 that reduce the available capacity under their respective revolving credit facilities. The above table excludes intercompany debt. As of September 30, 2017, PNM and TNMP had no intercompany borrowings from PNMR.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At October 20, 2017, PNMR, PNM, and TNMP had $118.5 million, $397.5 million, and $69.0 million of availability under their respective revolving credit facilities, including reductions of availability due to outstanding letters of credit, and PNM had $50.0 million of availability under the PNM New Mexico Credit Facility. Total availability at October 20, 2017, on a consolidated basis, was $635.0 million for PNMR. As of October 20, 2017, PNM and TNMP had no borrowings from PNMR under their intercompany loan agreements. At October 20, 2017, PNMR, PNM, and TNMP had invested cash of $1.5 million, $50.5 million, and none.

As described above, PNM entered into the PNM 2017 Senior Unsecured Note Agreement on July 28, 2017 to issue $450.0 million of the PNM 2018 SUNs on May 15, 2018 and August 1, 2018, proceeds from which will be used to repay like amounts of PNM Senior Unsecured Notes maturing on those dates. PNM has no other long-term debt due through December 31, 2018. The $50.0 million PNM New Mexico Credit Facility expires in January 2018. PNMR has maturities and other repayments of short-term and long-term debt aggregating $265.7 million in the period from October 1, 2017 through September 30, 2018 and $102.3 million in the remainder of 2018, including anticipated repayments on the BTMU Term Loan Agreement. TNMP has no required principal payments on its long-term debt through 2018. Additional information on debt maturities is contained in Note 6 of the Notes to Consolidated Financial Statements in the 2016 Annual Reports on Form 10-K.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2017	2016	2017	2016	2017	2016
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$72	$105	$—	$—
Interest cost	20,181	22,731	3,019	3,260	523	609
Expected return on plan assets	(25,352)	(26,562)	(3,923)	(4,113)	—	—
Amortization of net (gain) loss	12,004	10,365	2,762	858	235	192
Amortization of prior service cost	(724)	(724)	(1,248)	(22)	—	—
Net periodic benefit cost	$6,109	$5,810	$682	$88	$758	$801

PNM did not make any contributions to its pension plan trust in the three and nine months ended September 30, 2017 and 2016 and does not anticipate making any contributions to the pension plan in 2017-2021, based on current law, including recent amendments to funding requirements, and estimates of portfolio performance. The funding assumptions were developed using discount rates of 4.1% to 4.9%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional contributions at its discretion. PNM made no contributions to the OPEB trust in the three and nine months ended September 30, 2017 and $0.8 million and $2.4 million in the three and nine months ended September 30, 2016. PNM does not expect to make any contributions to the OPEB trust in 2017-2021.  Disbursements under the executive retirement program, which are funded by PNM and considered to be contributions to the plan, were $0.4 million and $1.2 million in the three and nine months ended September 30, 2017 and $0.4 million and $1.2 million in the three and nine months ended September 30, 2016 and are expected to total $1.5 million during 2017 and $5.8 million for 2018-2021.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2017	2016	2017	2016	2017	2016
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$107	$139	$—	$—
Interest cost	2,165	2,478	417	508	25	30
Expected return on plan assets	(2,834)	(2,957)	(342)	(367)	—	—
Amortization of net (gain) loss	692	525	(60)	(30)	7	1
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost	$23	$46	$122	$250	$32	$31

TNMP did not make any contributions to its pension plan trust in the three and nine months ended September 30, 2017 and 2016 and does not anticipate making any contributions in 2017-2021, based on current law, including recent amendments to funding requirements, and estimates of portfolio performance. The funding assumptions were developed using discount rates of 4.1% to 4.9%. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP made contributions of none and $0.7 million to the OPEB trust in the three and nine months ended September 30, 2017 and no contribution in the three and nine months ended September 30, 2016. TNMP does not expect to make any additional contributions to the OPEB trust in 2017 and expects to make contributions totaling $1.4 million for 2018-2021. Disbursements under the executive retirement program, which are funded by TNMP and considered to be contributions to the plan, were less than $0.1 million in the three and nine months ended September 30, 2017 and 2016 and are expected to total $0.1 million during 2017 and $0.4 million in 2018-2021.

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
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commitments and Contingencies Related to the Environment

Nuclear Spent Fuel and Waste Disposal

Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE that require the DOE to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE announced that it would not be able to open the repository by 1998 and sought to excuse its performance of these requirements. In November 1997, the DC Circuit issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and the DOE’s delay, a number of utilities, including APS (on behalf of itself and the other PVNGS owners, including PNM), filed damages actions against the DOE in the Court of Federal Claims. The lawsuits filed by APS alleged that damages were incurred due to DOE’s continuing failure to remove spent nuclear fuel and high-level waste from PVNGS. In August 2014, APS and DOE entered into a settlement agreement, which established a process for the payment of claims for costs incurred through December 31, 2016. The settlement agreement has been extended to December 31, 2019. Under the settlement agreement, APS must submit claims annually for payment of allowable costs. PNM records estimated claims on a quarterly basis. The benefit from the claims is passed through to customers under the FPPAC to the extent applicable to NMPRC regulated operations.

PNM estimates that it will incur approximately $57.7 million (in 2016 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a component of fuel expense as the fuel is consumed. At September 30, 2017 and December 31, 2016, PNM had a liability for interim storage costs of $12.1 million and $12.1 million included in other deferred credits.

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

On January 10, 2017, EPA published in the Federal Register revisions to the regional haze rule to provide certain clarifications to reflect interpretations of the 1999 rule. EPA also provided a companion draft guidance document for public comment. The new rule shifted the due date for the next cycle of SIPs that are designed to cover the second compliance period from 2019 to 2028, changed the schedule and process for states to file 5-year progress reports, and revised certain aspects of the visibility impairment provisions. EPA’s final rule was challenged by numerous parties. The DC Circuit has granted unopposed requests extending the deadline for briefing proposals to December 21, 2017. PNM is currently evaluating the potential impacts of this rule on SJGS.

SJGS

BART Compliance – SJGS is a source that is subject to the statutory obligations of the CAA to reduce visibility impacts. Note 16 of the Notes to Consolidated Financial Statements in the 2016 Annual Reports on Form 10-K contains detailed information concerning the BART compliance process, including interactions with governmental agencies responsible for environmental oversight and the NMPRC approval process. In December 2015, PNM received NMPRC approval for the plan to comply with the EPA regional haze rule at SJGS. Under the approved plan, the installation of selective non-catalytic reduction technology (“SNCR”) was required on SJGS Units 1 and 4, which installation was completed in early 2016, and Units 2 and 3 are to be retired by the end of 2017. In addition to the required SNCR equipment, the NSR permit, which was required to be obtained in order to install the SNCRs, specified that SJGS Units 1 and 4 be converted to balanced draft technology (“BDT”). PNM’s share of the total costs for SNCRs and BDT equipment was $77.7 million. See Note 12 for information concerning the NMPRC’s treatment of BDT in PNM’s NM 2015 Rate Case. Although operating costs will be reduced due to the retirement of SJGS Units 2 and 3, the operating costs for SJGS Units 1 and 4 have increased with the installation of SNCR and BDT equipment.
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

At December 31, 2015, PNM recorded losses for regulatory disallowances and restructuring costs, aggregating $165.7 million, reflecting a $127.6 million regulatory disallowance to reflect the write-off of the 50% of the estimated December 31, 2017 net book value that will not be recovered, the other unrecoverable costs, and the $16.5 million increase in the estimated liability recorded for coal mine reclamation resulting from the new coal mine reclamation arrangement entered into in conjunction with the new coal supply agreement (“CSA”). The ultimate amount of the regulatory disallowance will be dependent on the actual December 31, 2017 net undepreciated book values of SJGS Units 2 and 3. Accordingly, the amount recorded will be adjusted to reflect changes to the December 31, 2017 net book values. Additional information about the CSA is discussed under Coal Supply below and in Note 16 of the Notes to Consolidated Financial Statements in the 2016 Annual Reports on Form 10-K.

During 2016, PNM revised its estimates of the December 31, 2017 projected book value of SJGS Units 2 and 3 and the other unrecoverable costs, which resulted in a net expense of $3.7 million, including a $4.5 million expense related to a refinement of the estimated liability for coal mine reclamation from the new coal mine reclamation arrangement. PNM recorded an expense of $0.8 million during the three months ended March 31, 2016, an expense of $5.2 million in the three months ended September 30, 2016, and a reduction of expense of $2.3 million in the three months ended December 31, 2016, which are reflected in regulatory disallowances and restructuring costs on the Condensed Consolidated Statement of Earnings. In addition, PNMR Development recorded an expense of $0.6 million in the three months ended March 31, 2016 for costs it was obligated to reimburse the other SJGS participants under the restructuring arrangement, which is included in other deductions on the Condensed Consolidated Statement of Earnings. At September 30, 2017, the carrying value for PNM’s current ownership share of SJGS Units 2 and 3 is comprised of plant in service of $471.8 million and accumulated depreciation and amortization (including cost of removal) of $211.6 million for a net undepreciated book value of $260.2 million, offset by 50% (which equals $128.6 million) of the anticipated December 31, 2017 undepreciated net book value of SJGS Units 2 and 3 that will not be recovered, resulting in the net carrying value for SJGS Units 2 and 3 being $131.6 million at September 30, 2017.

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

SJGS Ownership Restructuring Matters – As discussed in Note 16 of the Notes to Consolidated Financial Statements in the 2016 Annual Reports on Form 10-K, SJGS currently is jointly owned by PNM and eight other entities. In connection with the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

proposed retirement of SJGS Units 2 and 3, some of the SJGS participants expressed a desire to exit their ownership in the plant. As a result, the SJGS participants negotiated a restructuring of the ownership in SJGS and addressed the obligations of the exiting participants for plant decommissioning, mine reclamation, environmental matters, and certain future operating costs, among other items. The exiting participants currently own 50.0% of SJGS Unit 3 and 38.8% of SJGS Unit 4, but none of SJGS Units 1 and 2. PNM currently owns 50.0% of SJGS Units 1, 2, and 3 and owns 38.5% of SJGS Unit 4.

Following mediated negotiations, the SJGS participants executed the San Juan Project Restructuring Agreement (“RA”) on July 31, 2015. The RA provides the essential terms of restructured ownership and addresses other related matters, including that the exiting participants remain obligated for their proportionate shares of environmental, mine reclamation, and certain other legacy liabilities that are attributable to activities that occurred prior to their exit. PNMR Development became a party to the RA and agreed to acquire a 65 MW ownership interest in SJGS Unit 4 on the December 31, 2017 exit date, but has obligations related to Unit 4 before then. On the exit date, PNM would acquire 132 MW and PNMR Development would acquire 65 MW of the capacity in SJGS Unit 4 from the exiting owners for no initial cost other than funding capital improvements, including the costs of installing SNCR and BDT equipment. PNMR Development’s share of the costs of installing SNCR and BDT equipment amounted to $7.6 million. PNMR Development has assigned the rights and obligations related to the 65 MW to PNM effective on December 31, 2017, which will facilitate dispatch of power from that capacity. As ordered by the NMPRC, PNM will treat the 65 MW as merchant utility plant that will be excluded from retail rates. In anticipation of the transfer of ownership, PNM entered into agreements to sell the power from 36 MW of that capacity to a third party at a fixed price for the period January 1, 2018 through June 30, 2022 (Note 7). Reflecting the additions of the 132 MW and 65 MW, PNM’s ownership share would be 77.3% in SJGS Unit 4 and an aggregate of 66.3% in SJGS Units 1 and 4.

The RA became effective contemporaneously with the effectiveness of the new CSA. The effectiveness of the new CSA was dependent on the closing of the purchase of the existing coal mine operation by a new mine operator, which as discussed in Coal Supply below, occurred at 11:59 PM on January 31, 2016. The RA sets forth the terms under which PNM acquired the coal inventory of the exiting SJGS participants as of January 1, 2016 and is suppling coal to the exiting participants for the period from January 1, 2016 through December 31, 2017, which arrangement provides economic benefits that are being passed on to PNM’s customers through the FPPAC.

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
PNM estimates its share of costs for post-combustion controls at Four Corners Units 4 and 5 to be up to $89.2 million, including amounts incurred through September 30, 2017 and PNM’s AFUDC. PNM is seeking recovery from its ratepayers of these costs in its NM 2016 Rate Case discussed in Note 17 of the Notes to Consolidated Financial Statements in the 2016 Annual Reports on Form 10-K and Note 12. PNM is unable to predict the ultimate outcome of this matter.

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

Four Corners Federal Agency Lawsuit – On April 20, 2016, several environmental groups filed a lawsuit against OSM and other federal agencies in the United States District Court for the District of Arizona in connection with their issuance of the approvals that extended the life of Four Corners and the adjacent mine. The lawsuit alleges that these federal agencies violated both the ESA and NEPA in providing the federal approvals necessary to extend operations at Four Corners and the adjacent mine past July 6, 2016.  The court granted an APS motion to intervene in the litigation on August 3, 2016. On September 15, 2016, NTEC, the current owner of the mine providing coal to Four Corners, filed a motion to intervene for the limited purpose of seeking dismissal of the lawsuit based on NTEC’s tribal sovereign immunity. On September 11, 2017, the court granted NTEC’s motion and dismissed the case with prejudice, terminating the proceedings. The environmental group plaintiffs have until November 13, 2017 to file an appeal of this dismissal order. PNM cannot predict whether the plaintiffs will appeal the order or whether such appeal, if filed, will be successful.

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

On March 28, 2017, President Trump issued an Executive Order on Energy Independence. The order puts forth two general policies: promote clean and safe development of energy resources, while avoiding regulatory burdens, and ensure electricity is affordable, reliable, safe, secure, and clean.  The order directs the EPA Administrator to immediately review and, if appropriate and consistent with law, suspend, revise, or rescind (1) the Clean Power Plan, (2) the New Source Performance Standards for GHG from new, reconstructed, or modified electric generating units, (3) the Proposed Clean Power Plan Model Trading Rules, (4) the Legal Memorandum supporting the Clean Power Plan, and (5) the New Source Performance Standards for Oil & Natural Gas Sector. It also directs the EPA Administrator to notify the US Attorney General of his intent to review rules subject to pending litigation so that the US Attorney General may notify the court and, in his discretion, request that the court delay further litigation pending completion of the reviews. In connection with its review, EPA filed a petition with the DC Circuit requesting that the court hold the consolidated cases challenging the Clean Power Plan in abeyance until 30 days after the conclusion of EPA’s review and any subsequent rulemaking. The DC Circuit issued an order to hold the consolidated cases in abeyance.  The DC Circuit issued a similar order in connection with a motion filed by EPA to hold consolidated cases challenging the NSPS in abeyance. EPA also signed a Federal Register notice announcing that EPA is initiating its review of the Clean Power Plan and providing advance notice of forthcoming rulemaking proceedings.

On October 10, 2017, EPA issued a NOPR proposing to repeal the Clean Power Plan and filed its status report with the court requesting the case be held in abeyance until the completion of the rulemaking on the proposed repeal. The NOPR proposes a legal interpretation concluding that the Clean Power Plan exceeds EPA’s statutory authority. Under the proposed interpretation, Section 111(d) limits EPA’s authority to adopt performance standards to only those physical and operational changes that can be implemented within an individual source. Therefore, measures in the Clean Power Plan that would require power generators to change their energy portfolios by shifting generation from coal to gas and from fossil fuel to renewable energy exceed EPA’s statutory authority. The NOPR was published in the Federal Register on October 16, 2017, starting a 60-day public comment period. Any final rule will be subject to legal challenge and judicial review. EPA also noted that it is still evaluating whether to adopt a replacement rule to regulate GHG from existing electric utility generating units and may issue a proposed rulemaking if it determines that a replacement rule would be appropriate.

PNM’s review of the CO2 emission reductions standards under the Clean Power Plan is ongoing and the assessment of its impacts will depend on the proposed repeal of the Clean Power Plan, litigation of the final rule, and other actions the Trump Administration is taking through judicial and regulatory proceedings. Accordingly, PNM cannot predict the impact these standards may have on its operations or a range of the potential costs of compliance, if any.

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

On November 10, 2015, EPA proposed a rule revising its Exceptional Events Rule, which outlines the requirements for excluding air quality data (including ozone data) from regulatory decisions if the data is affected by events outside an area’s control. The proposed rule is timely in light of the new more stringent ozone NAAQS final rule since western states like New Mexico and Arizona are particularly subject to elevated background ozone transport from natural local sources such as wildfires, and transported via winds from distant sources, such as the stratosphere or another region or country.

On February 25, 2016, EPA released guidance on area designations, which states used to determine their initial designation recommendations by October 1, 2016. EPA recommended that states and tribes use the three most recent years of quality assured monitoring data available (e.g., 2013 to 2015) to recommend designations. In their submittals, states and tribes were also able to use preliminary 2016 data. EPA was expected to release final designations of attainment/nonattainment for areas by October 1, 2017. On June 6, 2017, the EPA Administrator sent letters to state governors announcing that EPA was extending, by one year, the deadline for promulgating area designations. However, on August 2, 2017, the Trump Administration reversed the decision to extend the deadline to issue area designations, thereby requiring EPA to issue designations for ozone attainment areas by October 1, 2017. To date, the EPA has not issued such designations. By October 2018, NMED is required to submit an infrastructure SIP that provides the basic air quality management program to implement the revised ozone standard. These plans are generally due within 36 months from the date of designation and are expected to be submitted to EPA by October 1, 2020.

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

PNM does not believe there will be material impacts to its facilities as a result of NMED’s nonattainment designation of the small area within Dona Ana County, but must wait on EPA’s ultimate approval, which was to have occurred by October 1, 2017. Until EPA approves attainment designations for the Navajo Nation and releases a proposal to implement the revised ozone NAAQS, APS is unable to predict what impact the adoption of these standards may have on Four Corners. PNM cannot predict the outcome of this matter.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

WEG v. OSM NEPA Lawsuit

In February 2013, WEG filed a Petition for Review in the United States District Court of Colorado against OSM challenging federal administrative decisions affecting seven different mines in four states issued at various times from 2007 through 2012.  In its petition, WEG challenges several unrelated mining plan modification approvals, which were each separately approved by OSM.  Of the fifteen claims for relief in the WEG Petition, two concern SJCC’s San Juan mine.  WEG’s allegations concerning the San Juan mine arise from OSM administrative actions in 2008.  WEG alleges various NEPA violations against OSM, including, but not limited to, OSM’s alleged failure to provide requisite public notice and participation, alleged failure to analyze certain environmental impacts, and alleged reliance on outdated and insufficient documents.  WEG’s petition seeks various forms of relief, including a finding that the federal defendants violated NEPA by approving the mine plans; voiding, reversing, and remanding the various mining modification approvals; enjoining the federal defendants from re-issuing the mining plan approvals for the mines until compliance with NEPA has been demonstrated; and enjoining operations at the seven mines. SJCC intervened in this matter. The court granted SJCC’s motion to sever its claims from the lawsuit and transfer venue to the United States District Court for the District of New Mexico. In February 2016, venue for this matter was transferred to the United States District Court for the Western District of Texas. A stay in this matter expired on April 1, 2016 and was not renewed although the parties continued to engage in settlement negotiations. On August 31, 2016, the court entered an order remanding the matter to OSM for the completion of an EIS. The EIS is to be completed by August 31, 2019. The court ruled that mining operations may continue in the interim and the litigation will be administratively closed. If OSM does not complete the EIS within the time frame provided, the court will order immediate vacatur of the mining plan at issue.  The scope of the EIS will be determined through a public process and is expected to include cumulative and indirect effects of surrounding sources. On March 22, 2017, OSM issued its Notice of Intent to initiate the public scoping process and prepare an EIS for the project. The Notice of Intent provided that the EIS will also analyze the effects of coal combustion at SJGS. The public comment period ended on May 8, 2017 and the EIS is now in the resource data submittal phase. PNM cannot currently predict the outcome of this matter.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The rule is not clear as to how it applies and what the compliance timelines are for facilities like SJGS that have a cooling water intake structure and only a multi-sector general stormwater permit. PNM is in discussion with EPA regarding this issue. However, PNM does not expect material changes as a result of any requirements that may be imposed upon SJGS. The requirements related to Four Corners will be addressed in a subsequent NPDES permitting cycle that will determine APS’s costs to comply with the rule. PNM does not expect such costs to be material.

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

On April 14, 2017, EPA filed a motion with the United States Court of Appeals for the Fifth Circuit relating to ongoing litigation of the 2016 Steam Electric Effluent Guidelines rule. EPA asks the court to hold all proceedings in the case in abeyance until August 12, 2017 while EPA reconsiders the rule. EPA also asks to be allowed to file a motion on August 12, 2017 to inform the court if EPA wishes to seek a remand of any provisions of the rule so that EPA may conduct further rulemaking, if appropriate. The motion refers to the notice signed by the EPA Administrator on April 12, 2017, which announced EPA’s intent to reconsider this rule, as well as EPA’s administrative stay of the compliance deadlines. On August 22, 2017, the court granted the government’s motion and the litigation is held in abeyance until EPA’s further rulemaking has concluded. On September 18, 2017, EPA published the final rule for postponement of certain compliance dates that have not yet passed for the Effluent Limitations Guidelines rule, consistent with the EPA's decision to grant reconsideration of that rule.

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

Effective December 22, 2015, PNM and NMED entered into a memorandum of understanding to address changing groundwater quality conditions at the site. Under the memorandum, PNM will continue hydrocarbon investigation of the site under the supervision of NMED and qualified costs of the work will be eligible for payment through the New Mexico Corrective Action Fund (“CAF”), which is administered by the NMED Petroleum Storage Tank Bureau. Among other things, money in the CAF is available to NMED to make payments to or on behalf of owners and operators for corrective action taken in accordance with statutory and regulatory requirements to investigate, minimize, eliminate, or clean up a release. PNM’s work plan and cost estimates for specific groundwater investigation tasks were approved by the Petroleum Storage Tank Bureau. PNM submitted a monitoring plan consisting of a compilation of the data associated with the recent monitoring activities conducted under the CAF to NMED on October 3, 2016. PNM has completed all CAF-related work associated with the monitoring plan and has received NMED’s approval. Under the next phase, NMED will prepare a scope of work for PNM’s review and concurrence, which PNM anticipates will include installation of additional monitoring wells, as well as additional sampling of certain existing monitoring wells at the site.

PNM is unable to predict the outcome of these matters.
Coal Combustion Byproducts Waste Disposal
CCBs consisting of fly ash, bottom ash, and gypsum generated from coal combustion at SJGS are currently disposed of in the surface mine pits adjacent to the plant. SJGS does not operate any CCB impoundments or landfills. The NMMMD currently regulates placement of ash in the San Juan mine with federal oversight by the OSM. APS disposes of CCBs in ash ponds and dry storage areas at Four Corners.  Ash management at Four Corners is regulated by EPA and the New Mexico State Engineer’s Office.
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

Pursuant to a June 24, 2016 order by the DC Circuit in litigation by industry and environmental groups challenging EPA’s CCB regulations, EPA is required to complete a rulemaking proceeding by June 2019 to address specific technical issues related to the handling of CCBs.  EPA is not required to take final action approving the inclusion of boron, but EPA must propose and consider its inclusion.  Should EPA take final action adding boron to the list of groundwater constituents, corrective action may be required. Any resulting corrective action measures may increase costs of compliance with the CCB rule at coal-fired generating facilities.  At this time, PNM cannot predict when EPA will commence its rulemaking concerning boron or the eventual results of those proceedings.

On December 16, 2016, the Water Infrastructure Improvements for the Nation Act (the “WIIN Act”) was signed into law to address critical water infrastructure needs in the United States. The WIIN Act contains a number of provisions requiring EPA to modify the self-implementing provisions of the current CCB rules under Subtitle D. Among other things, the WIIN Act provides for the establishment of state and EPA permit programs for CCBs, provides flexibility for states to incorporate the EPA final rule for CCBs or develop other criteria that are at least as protective as the EPA’s final rule, and requires EPA to approve state permit programs within 180 days of submission by the state for approval. As a result, the CCB rule is no longer self-implementing and there will either be a state or federal permit program. Subject to Congressional appropriated funding, EPA will implement the permit program in states that choose not to implement a program. Until permit programs are in effect, EPA has authority to directly enforce the self-implementing CCB rule. For facilities located within the boundaries of Native American tribal reservations, such as the Navajo Nation where Four Corners is located, EPA is required to develop a federal permit program regardless of appropriated funds. EPA has yet to undertake rulemaking proceedings to implement the CCB provisions of the WIIN Act. There is no time line for establishing either state or federal permitting programs. APS recently filed a comment letter with EPA seeking clarification as to when and how EPA would be initiating permit proceedings for facilities on tribal reservations, including Four Corners. PNM is unable to predict when EPA will be issuing permits for Four Corners.

Based upon utility industry petitions for EPA to reconsider the RCRA Subtitle D regulations for CCBs, which were premised in part on the provisions of the WIIN Act, on September 13, 2017, EPA agreed to evaluate whether to revise the CCB regulations. At this time, it is not clear whether the EPA will initiate further notice-and-comment rulemaking to revise the CCB rules or what aspects of the rules might be changed as a result of this process. With respect to ongoing litigation initiated by industry and environmental groups challenging the legality of the CCB regulations, the DC Circuit ordered EPA to file a list of federal regulatory provisions addressing CCBs that are or likely will be revised by November 15, 2017.

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

Other Commitments and Contingencies
Coal Supply
SJGS
The coal requirements for SJGS are supplied by SJCC. SJCC holds certain federal, state, and private coal leases. Through January 31, 2016, SJCC was a wholly-owned subsidiary of BHP and supplied processed coal for operation of SJGS under an underground coal sales agreement (“UG-CSA”) that was to expire on December 31, 2017. In addition to coal delivered to meet the current needs of SJGS, PNM prepaid SJCC for certain coal mined but not yet delivered to the plant site. At September 30, 2017 and December 31, 2016, prepayments for coal (including amounts purchased from the existing SJGS participants discussed below), which are included in other current assets, amounted to $31.9 million and $48.7 million. Additional information concerning the coal supply for SJGS is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2016 Annual Reports on Form 10-K.
In conjunction with the activities undertaken to comply with the CAA for SJGS, as discussed above, PNM and the other owners of SJGS evaluated alternatives for the supply of coal to SJGS after the expiration of the UG-CSA. On July 1, 2015, PNM and Westmoreland Coal Company (“Westmoreland”) entered into a new coal supply agreement (“CSA”), pursuant to which Westmoreland would supply all of the coal requirements of SJGS through June 30, 2022. PNM and Westmoreland also entered into agreements under which Westmoreland would provide CCB disposal and mine reclamation services for SJGS. Contemporaneous with the entry into the coal-related agreements, Westmoreland entered into a stock purchase agreement (the “Stock Purchase Agreement”) on July 1, 2015 to acquire all of the capital stock of SJCC. In addition, PNM, Tucson, SJCC, and SJCC’s owner entered into an agreement to terminate the existing UG-CSA upon the effective date of the new CSA.

The CSA became effective as of 11:59 PM on January 31, 2016, upon the closing under the Stock Purchase Agreement. Upon closing under the Stock Purchase Agreement, Westmoreland’s rights and obligations under the CSA and the agreements for CCB disposal and mine reclamation services were assigned to SJCC. Westmoreland has guaranteed SJCC’s performance under the CSA.

Pricing under the CSA is primarily fixed, adjusted to reflect general inflation. The pricing structure takes into account that SJCC has been paid for coal mined but not delivered, as discussed above. PNM has the option to extend the CSA, subject to negotiation of the term of the extension and compensation to the miner. In order to extend, PNM must give written notice of that intent by July 1, 2018 and the parties must agree to the terms of the extension by January 1, 2019. However, as discussed in Note 12, PNM’s 2017 IRP shows that retirement of PNM’s SJGS capacity in 2022 would be cost-effective for customers. If retirement of SJGS is approved by the NMPRC, there will be no need to extend the CSA.

The RA sets forth terms under which PNM acquired the coal inventory, including coal mined but not delivered, of the exiting SJGS participants as of January 1, 2016 and is supplying coal to the SJGS exiting participants for the period from January 1, 2016 through December 31, 2017 and to the SJGS remaining participants over the term of the CSA. Coal costs under the CSA are significantly less than under the previous arrangement with SJCC. Since substantially all of PNM’s coal costs are passed through the FPPAC, the benefit of the reduced costs and the economic benefits of the coal inventory arrangement with the exiting owners are passed through to PNM’s customers.

In support of the closing under the Stock Purchase Agreement and to facilitate PNM customer savings, NM Capital, a wholly-owned subsidiary of PNMR, provided funding of $125.0 million (the “Westmoreland Loan”) to Westmoreland San Juan, LLC (“WSJ”), a ring-fenced, bankruptcy-remote, special-purpose entity that is a subsidiary of Westmoreland, to finance WSJ’s purchase of the stock of SJCC (including an insignificant affiliate) under the Stock Purchase Agreement. NM Capital was able to provide the $125.0 million financing to WSJ by first entering into a $125.0 million term loan agreement (the “BTMU Term Loan Agreement”) with BTMU, as lender and administrative agent. The BTMU Term Loan Agreement became effective as of February 1, 2016, matures on February 1, 2021, and bears interest at a rate based on LIBOR plus a customary spread. In connection

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

with the BTMU Term Loan Agreement, PNMR, as parent company of NM Capital, has guaranteed NM Capital’s obligations to BTMU. The balance outstanding under the BTMU Term Loan Agreement was $60.9 million at September 30, 2017.

The Westmoreland Loan is a $125.0 million loan agreement among NM Capital, as lender, WSJ, as borrower, SJCC and its affiliate, as guarantors, BTMU, as administrative agent, and MUFG Union Bank, N.A., as depository bank. The Westmoreland Loan became effective as of February 1, 2016, and matures on February 1, 2021. The interest rate on the Westmoreland Loan escalates over time and was initially a rate of 7.25% plus LIBOR. Such rate is 9.25% plus LIBOR for the period from February 1, 2017 through January 31, 2018. WSJ must pay principal and interest quarterly to NM Capital in accordance with an amortization schedule. In addition, the Westmoreland Loan requires that all cash flows of WSJ, in excess of normal operating expenses, capital additions, and operating reserves, be utilized for principal and interest payments under the loan until it is fully repaid. At September 30, 2017, the amount outstanding under the Westmoreland Loan was $66.2 million. The next principal payment of $9.6 million plus interest of $1.8 million is due on November 1, 2017. As of October 20, 2017, $11.4 million was held in a SJCC restricted bank account that is to be used solely to service the Westmoreland Loan. The Westmoreland Loan is secured by the assets of and the equity interests in SJCC and its affiliate. The Westmoreland Loan also includes customary representations and warranties, covenants, and events of default. There are no prepayment penalties.

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
Four Corners Coal Supply Arbitration – The owners of Four Corners are obligated to purchase a specified minimum amount of coal each contract year and to pay for any shortfall of coal that they fail to take delivery of below the minimum amount, except when caused by “uncontrollable forces” as defined in the Four Corners CSA.  On June 13, 2017, APS received a demand for arbitration from NTEC in connection with the Four Corners CSA.  NTEC sought a declaratory judgment to support its interpretation of a provision regarding uncontrollable forces in the agreement relating to the annual minimum quantities of coal to be purchased by the Four Corners owners. NTEC also alleged a shortfall in those purchases for the initial contract year, which ended June 30, 2017, of which PNM’s share is estimated to be approximately $6.5 million.  On September 20, 2017, NTEC amended its demand for arbitration removing the request for a declaratory judgment and is now only seeking relief for the alleged shortfall in purchases in the initial contract year. PNM anticipates that substantially all of any amount it ultimately is required to pay would be passed through to customers under PNM’s FPPAC. Although PNM cannot predict the timing or outcome of the arbitration, the outcome is not expected to have a material impact on its financial position, results of operations or cash flows.
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
Upon effectiveness of the CSA and the RA, PNM, on behalf of the SJGS owners, coordinated a more detailed coal mine reclamation cost study, which was completed in the third quarter of 2016. To complete the study, PNM was provided access to the mine site and obtained supporting data from Westmoreland, allowing for the 2015 study to be refined with a more extensive engineering analysis. This reclamation cost estimate reflected the terms of the new reclamation services agreement with Westmoreland and continuation of mining operations through 2053. The study indicated an increase in the reclamation cost estimate. PNM’s $4.8 million share of the increase was recorded in the three months ended September 30, 2016. The current estimate for decommissioning the mine serving Four Corners reflects the operation of the mine through 2031, the term of the new agreement for coal supply.
Based on the 2016 estimates and PNM’s current ownership share of SJGS, PNM’s remaining payments as of September 30, 2017 for mine reclamation, in future dollars, are estimated to be $100.9 million for the surface mines at both SJGS and Four Corners and $127.4 million for the underground mine at SJGS. At September 30, 2017 and December 31, 2016, liabilities, in current dollars, of $41.4 million and $41.0 million for surface mine reclamation and $14.7 million and $14.0 million for underground mine reclamation were recorded in other deferred credits.
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

Under the terms of the CSA, PNM and the other SJGS owners are obligated to compensate SJCC for all reclamation costs associated with the supply of coal from the San Juan mine. The SJGS owners entered into a reclamation trust funds agreement to provide funding to compensate SJCC for post-term reclamation obligations under the UG-CSA. As part of the restructuring of SJGS ownership (see SJGS Ownership Restructuring Matters above), the SJGS owners and PNMR Development negotiated the terms of an amended agreement to fund post-term reclamation obligations under the CSA. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable reclamation trust, and periodically deposit funds into the reclamation trust for the owner’s share of the mine reclamation obligation. Deposits, which are based on funding curves, must be made on an annual basis. As part of the restructuring of SJGS ownership discussed above, the SJGS participants agreed to adjusted interim trust funding levels. Based on PNM’s reclamation trust fund balance at September 30, 2017, the current funding curves indicate PNM’s required contributions to its reclamation trust fund would be $5.8 million in 2017, $8.3 million in 2018, and $8.7 million in 2019.
Under the Four Corners CSA, which became effective on July 7, 2016, PNM is required to fund its ownership share of estimated final reclamation costs in thirteen annual installments, beginning on August 1, 2016, into an irrevocable escrow account solely dedicated to the final reclamation cost of the surface mine at Four Corners. PNM contributed $2.3 million to the escrow account in July 2017 and anticipates providing additional funding of $2.1 million in each of 2018 and 2019.

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

The PVNGS participants maintain insurance for damage to, and decontamination of, property at PVNGS in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination. These coverages are provided by Nuclear Electric Insurance Limited (“NEIL”). The primary policy offered by NEIL contains a sublimit of $2.25 billion for non-nuclear property damage. If NEIL’s losses in any policy year exceed accumulated funds, PNM is subject to retrospective premium adjustments of $5.4 million for each retrospective premium assessment declared by NEIL’s Board of Directors due to losses. The insurance coverages discussed in this and the previous paragraph are subject to certain policy conditions, sublimits, and exclusions.
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
In a separate matter, in September 2012, 43 landowners claiming to be Navajo allottees filed a notice of appeal with the BIA appealing a March 2011 decision of the BIA Regional Director regarding renewal of a right-of-way for a PNM transmission line. The allottees, many of whom are also allottees in the above matter, generally allege that they were not paid fair market value for the right-of-way, that they were denied the opportunity to make a showing as to their view of fair market value, and thus denied due process. On January 6, 2014, PNM received notice that the BIA, Navajo Region, requested a review of an appraisal report on 58 allotment parcels. After review, the BIA concluded it would continue to rely on the values of the original appraisal. On March 27, 2014, while this matter was stayed, the allottees filed a motion to dismiss their appeal with prejudice.  On April 2, 2014, the allottees’ appeal was dismissed with prejudice. Subsequent to the dismissal, PNM received a letter from counsel on behalf of what appears to be a subset of the 43 landowner allottees involved in the appeal, notifying PNM that the specified allottees were revoking their consents for renewal of right of way on six specific allotments.  On January 22, 2015, PNM received a letter from the BIA Regional Director identifying ten allotments with rights-of-way renewals that were previously contested.  The letter indicated that the renewals were not approved by the BIA because the previous consent obtained by PNM was later revoked, prior to BIA approval, by the majority owners of the allotments. It is the BIA Regional Director’s position that PNM must re-obtain consent from these landowners. On July 13, 2015, PNM filed a condemnation action in the United States District Court for the District of New Mexico regarding the approximately 15.49 acres of land at issue. On December 1, 2015, the court ruled that PNM could not condemn two of the five allotments at issue based on the Navajo Nation’s fractional interest in the land. PNM’s motion for reconsideration of this ruling was denied. On March 31, 2016, the Tenth Circuit granted PNM’s petition to appeal the December 1, 2015 ruling. On September 18, 2015, the allottees filed a separate complaint against PNM for federal trespass. Both matters have been consolidated and are stayed while PNM pursues its appeal before the Tenth Circuit. On June 27, 2016, PNM filed its opening brief in the Tenth Circuit. Amicus briefs were filed in support of PNM’s position. On October 5, 2016, the United States, the Navajo Nation, and individual allottees filed their response briefs. After the response briefs were filed, other entities requested leave to file amicus briefs addressing arguments raised in the United States’ response brief. Oral argument before the Tenth Circuit was heard on January 17, 2017. On May 26, 2017, the Tenth Circuit affirmed the district court. On July 8, 2017, PNM filed a Motion for Reconsideration en banc with the Tenth Circuit. On July 21, 2017, the court denied PNM’s Motion for Reconsideration. On July 26, 2017, PNM filed a motion to stay implementation of the court’s decision, which was denied. PNM is considering all of its procedural options going forward in the litigation. On September 11, 2017, PNM filed an Application for Extension of Time to File a Petition for Writ of Certiorari in the US Supreme Court. PNM’s application for an extension of time to November 20, 2017 was granted. On October 23, 2017, the parties filed a Joint Motion to Stay the federal district court case for 90 days based on the Navajo Nation’s acquisition of interests in two additional allotments and the unresolved ownership of the fifth allotment due to the owner’s death. The court granted this motion on October 24, 2017.
PNM cannot predict the outcome of these matters.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Sales Tax Audits

In November 2011, PNMR completed the sale of its retail electric provider, which operated in Texas under the name First Choice Power (“First Choice”). Under the sale agreement, PNMR is contractually obligated for First Choice’s taxes relating to periods prior to the sale.

The Texas Comptroller of Public Accounts (“Comptroller”) has initiated audits of First Choice’s sales and use tax filings and miscellaneous gross receipts tax filings for periods prior to the sale. During the course of the audits, PNMR accrued an immaterial liability for items identified in the audits for which PNMR believed an unfavorable resolution was probable. The Comptroller has issued notifications of audit results indicating additional tax due of $5.0 million, plus penalties and interest. The primary issue in dispute is the disallowance by the auditor of the tax benefits of bad debt charge-offs and billing credits. On behalf of First Choice, PNMR filed requests for redetermination for both audits.

PNMR has engaged in continued discussions with the Comptroller, as well as supplying additional documentation in support of PNMR’s positions. If PNMR and the Comptroller do not reach agreement, this matter will go to hearing with the Texas State Office of Administrative Hearings. Although PNMR believes its positions are correct, it is unable to predict the outcome of this matter.

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

The RD recommended that the NMPRC find PNM was imprudent in the actions taken to purchase the previously leased 64.1 MW of capacity in PVNGS Unit 2, extending the leases for 114.6 MW of capacity of PVNGS Units 1 and 2, and installing the BDT equipment on SJGS Units 1 and 4. The RD also proposed that all fuel costs be removed from base rates and be recovered through the FPPAC. The RD would credit retail customers with 100% of the New Mexico jurisdictional portion of revenues from “refined coal” (a third-party pre-treatment process) at SJGS. In addition, the RD would remove recovery of the costs of power obtained from New Mexico Wind from the FPPAC and include recovery of those costs through PNM’s renewable energy rider discussed below. The RD recommended continuation of the renewable energy rider and certain aspects of PNM’s proposals regarding rate design, but would not approve certain other rate design proposals or PNM’s request for a revenue decoupling pilot program. The RD proposed approving PNM’s proposals for revised depreciation rates (except for requiring depreciation on Four Corners be calculated based on a 2041 life rather than the 2031 life proposed by PNM), the inclusion of construction work in progress in rate base, and ratemaking treatment of the “prepaid pension asset.” The RD did not preclude PNM from supporting the prudence of the PVNGS purchases and lease renewals in its next general rate case and seeking recovery of those costs. PNM disagreed with many of the key conclusions reached by the Hearing Examiner in the RD and filed exceptions to defend its prudent utility investments. Other parties also filed exceptions to the RD.

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

On September 30, 2016, PNM filed a notice of appeal with the NM Supreme Court regarding the order in the NM 2015 Rate Case. Subsequently, NEE, NMIEC, and ABCWUA filed notices of cross-appeal to PNM’s appeal. On October 26, 2016, PNM filed a statement of issues related to its appeal with the NM Supreme Court, which stated PNM is appealing the NMPRC’s determination that PNM was imprudent in the actions taken to purchase the previously leased 64.1 MW of capacity in PVNGS Unit 2, extending the leases for 114.6 MW of capacity of PVNGS Units 1 and 2, and installing BDT equipment on SJGS Units 1 and 4. Specifically, PNM’s statement indicated it is appealing the following elements of the NMPRC’s order:

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	Disallowance of recovery of the full purchase price, representing fair market value, of the 64.1 MW of capacity in PVNGS Unit 2 purchased in January 2016

•	Disallowance of the recovery of the undepreciated costs of capitalized improvements made during the period the 64.1 MW of capacity was leased by PNM

•	Disallowance of recovery of future contributions for PVNGS decommissioning attributable to the 64.1 MW of purchased capacity and the 114.6 MW of capacity under the extended leases

•	Disallowance of recovery of the costs of converting SJGS Units 1 and 4 to BDT

The issues that are being appealed by the various cross-appellants include:

•	The NMPRC allowing PNM to recover the costs of the lease extensions for the 114.6 MW of PVNGS Units 1 and 2 and any of the purchase price for the 64.1 MW in PVNGS Unit 2

•	The NMPRC allowing PNM to recover the costs incurred under the new coal supply contract for Four Corners

•	The revised method to collect PNM’s fuel and purchased power costs under the FPPAC

•	The final rate design

•	The NMPRC allowing PNM to include the “prepaid pension asset” in rate base

NEE subsequently filed a motion for a partial stay of the order at the NM Supreme Court. This motion was denied. The NM Supreme Court stated that the court’s intent was to request that PNM reimburse ratepayers for any amount overcharged should the cross-appellants prevail on the merits.

On February 17, 2017, PNM filed its Brief in Chief, and pursuant to the court’s rules, the briefing schedule was completed on July 21, 2017. Oral argument at the NM Supreme Court is scheduled for October 30, 2017. Although appeals of regulatory actions of the NMPRC have a priority at the NM Supreme Court under New Mexico law, there is no required time frame for the court to act on the appeals.

GAAP requires that a loss is to be recognized when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. When there is a range of the amount of the probable loss, the minimum amount of the range is to be accrued unless an amount within the range is a better estimate than any other amount. PNM evaluated the accounting consequences of the order in the NM 2015 Rate Case and the likelihood of being successful on the issues it is appealing in the NM Supreme Court as required under GAAP. The evaluation indicates it is reasonably possible that PNM will be successful on the issues it is appealing. If the NM Supreme Court rules in PNM’s favor on some or all of the issues, those issues would be remanded back to the NMPRC for further action. PNM continues to estimate that it will take a minimum of 15 months, from the date PNM filed its appeal, for the NM Supreme Court to render a decision and for the NMPRC to take action on any remanded issues. During such time, the rates specified in the order will remain in effect. PNM has concluded that a range of probable loss resulted from the NMPRC order in the NM 2015 Rate Case; that the minimum amount of loss continues to be 15 months of capital cost recovery, which the order disallowed for PNM’s investments in the PVNGS Unit 2 purchases, PVNGS Unit 2 capitalized improvements, and BDT; and that no amount within the range of possible loss is a better estimate than any other amount. Accordingly, PNM recorded a pre-tax regulatory disallowance of $6.8 million in September 2016 for the capital costs that will not be covered during that 15 month appeal period. In addition, PNM recorded a pre-tax regulatory disallowance for $4.5 million of costs recorded as regulatory assets and deferred charges (which the order disallowed and which PNM did not challenge in its appeal) since PNM can no longer assert that those assets are probable of being recovered through the ratemaking process. Additional losses will be recorded if the currently estimated 15 month time frame for the NM Supreme Court to render a decision and for the NMPRC to take action on any remanded issues is extended.

The NMPRC’s order approved PNM’s request to record a regulatory asset to recover a 2014 impairment of PNM’s New Mexico net operating loss carryforward resulting from an extension of the income tax provision for fifty percent bonus depreciation. The impact, net of federal income taxes, amounting to $2.1 million was reflected as a reduction of income tax expense in September 2016.

PNM continues to believe that the disallowed investments, which are the subject of PNM’s appeal, were prudently incurred and that PNM is entitled to full recovery of those investments through the ratemaking process. Although PNM believes it is

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

reasonably possible that its appeals will be successful, it cannot predict what decision the NM Supreme Court will reach or what further actions the NMPRC will take on any issues remanded to it by the court. If PNM’s appeal is unsuccessful, PNM would record further pre-tax losses related to the capitalized costs for any unsuccessful issues. The impacts of not recovering future contributions for decommissioning would be recorded in future periods. The amounts of any such losses to be recorded would depend on the ultimate outcome of the appeal and NMPRC process, as well as the actual amounts reflected on PNM books at the time of the resolution. However, based on the book values recorded by PNM as of September 30, 2017, such losses could include:

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

Also, PNM has evaluated the accounting consequences of the issues that are being appealed by the cross-appellants. Although PNM does not believe the issues raised in the cross-appeals have substantial merit, PNM is unable to predict what decision the NM Supreme Court will reach. PNM does not believe that the likelihood of the cross-appeals being successful is probable. However, if the NM Supreme Court were to overturn all of the issues subject to the cross-appeals and, upon remand, the NMPRC did not provide any recovery of those items, PNM would write-off all of the costs to acquire the assets previously leased under three leases aggregating 64.1 MW of PVNGS Unit 2 capacity, totaling $153.4 million (which amount includes $76.9 million that is the subject of PNM’s appeal discussed above) at September 30, 2017, after considering the loss recorded in 2016. The impacts of not recovering costs for the lease extensions, new coal supply contract for Four Corners, and “prepaid pension asset” in rate base would be recognized in future periods reflecting that rates charged to customers would not recover those costs as they are incurred. The outcomes of the cross-appeals regarding the FPPAC and rate design should not have financial impact to PNM.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The NMPRC scheduled a public hearing to begin on June 5, 2017, ordered that a settlement conference should be held, and that any resulting stipulation should be filed by March 27, 2017. Settlement discussions were held, but no agreements were reached by March 27, 2017. PNM and several intervenors filed an unopposed motion with the NMPRC to extend by one month the procedural schedule, including the date for filing a stipulation. On April 12, 2017, the NMPRC issued an order modifying the procedural schedule to allow for additional settlement discussion. Under the revised schedule, any settlement stipulation was to be filed by April 27, 2017. On April 27, 2017, PNM and several intervenors filed a motion with the NMPRC to extend the deadline for filing a stipulation. The motion was granted by the Hearing Examiners and in May 2017, PNM and thirteen intervenors (the “Signatories”) entered into a comprehensive stipulation. On May 12, 2017, the Hearing Examiners issued an order rejecting the stipulation in its then current form, but allowed the Signatories to revise the stipulation. On May 23, 2017, the Signatories filed a revised stipulation that addressed the issues raised by the Hearing Examiners in their order. NEE is the sole party opposing the revised stipulation. The terms of the revised stipulation include:

•	A revenue increase totaling $62.3 million, with an initial increase of $32.3 million beginning January 1, 2018 and the remaining increase beginning January 1, 2019

•	A ROE of 9.575%

•	Full recovery of the investment in SCRs at Four Corners with a debt-only return

•	An agreement not to adjust non-fuel base rate changes to be effective prior to January 1, 2020

•	An agreement to adjust the January 2019 increase for certain changes in federal corporate tax laws enacted prior to November 1, 2018 and effective and applicable to PNM by January 1, 2019

•	Returning to customers over a three-year period the benefit of the reduction in the New Mexico corporate income tax rate (Note 13) to the extent attributable to PNM’s retail operations

•	PNM will withdraw its proposal for a “lost contribution to fixed cost” mechanism with the issue to be addressed in a future docket

On May 24, 2017, the NMPRC issued an order, which resulted in the tolling of the statutory suspension period for two months and extending the suspension of the rate increase until January 6, 2018. The NMPRC can further extend the suspension period for an additional two months. A hearing on the revised stipulation was held in August 2017. The revised stipulation requires the approval of the NMPRC in order to take effect.

If the NMPRC approves the revised stipulation as filed, GAAP would require PNM to recognize a loss to reflect that PNM will not earn an equity return on its investments in SCRs at Four Corners. The loss would be recorded as a regulatory disallowance as of the date of NMPRC approval. The amount of the loss would be calculated by determining the present value of disallowed cash flows, which would equal the difference between the cash flows resulting from recovery of those investments with a debt only return and the cash flows with a full return on investment (including an equity component), and discounting the differences at PNM’s WACC. Such amount would depend on the final costs of the SCRs and other factors and assumptions at the date of NMPRC approval. Based on the stipulation and PNM’s current assumptions, PNM estimates the regulatory disallowance would be approximately $21 million. PNM cannot predict the outcome of this matter.

Investigation/Rulemaking Concerning NMPRC Ratemaking Policies

On March 22, 2017, the NMPRC issued an order opening an investigation and rulemaking to simplify and increase “the transparency of NMPRC rate cases by reducing the number of issues litigated in rate cases,” and provide a “more level playing field among intervenors and NMPRC staff on the one hand, and the utilities on the other.” The order posed the following questions: whether a standardized method should be established for determining ROE; should the ROE be subject to reward or penalty based on utilities meeting or failing to meet certain metrics, which could include customer complaints, outages, peak demand reductions, and RPS and energy efficiency compliance; whether recovery of utility rate case expenses should be limited to 50% unless the case is settled; whether intervenors should be allowed to recover their expenses if the NMPRC accepts their position; whether parties should have access to software used by utilities to support their positions; and how regulatory assets should be authorized and recovered. Initial comments were filed in July 2017 and a public workshop was held in September 2017. Additional public workshops are scheduled in November 2017. PNM cannot predict the outcome of this proceeding.

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

•	A PPA for the output of the Lightning Dock Geothermal facility; the geothermal facility began providing power to PNM in January 2014; the current capacity of the facility is 4 MW

•	Solar distributed generation, aggregating 81.6 MW at September 30, 2017, owned by customers or third parties from whom PNM purchases any net excess output and RECs

•	Solar and wind RECs as needed to meet the RPS requirements

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

On June 1, 2017, PNM filed its 2018 renewable energy procurement plan. PNM is requesting approval to procure an additional 80 GWh in 2019 and 105 GWh in 2020 from a re-powering of New Mexico Wind; approval to procure an additional 55 GWh in 2019 and 77 GWh in 2020 from a re-powering of Lightning Dock Geothermal; approval to procure 50 MW of new

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

solar facilities to be constructed beginning in 2018; and various other requests, including the continuation of customer REC purchase programs and other purchases of RECs to ensure annual compliance with the RPS. PNM’s proposed procurement cost for 2018 and 2019 will be within the RCT. The plan is also seeking a variance from the “other” diversity category in 2018 due to a revised production forecast of the Lightning Dock Geothermal facility in 2018. PNM also requested to adjust its annual renewable energy rate rider to collect the costs of renewable resources. On June 14, 2017, the NMPRC issued an initial order appointing a Hearing Examiner and suspending the proposed rate rider adjustment. A public hearing on the application was held in September 2017. On October 17, 2017, the Hearing Examiner issued a recommended decision that PNM’s 2018 renewable energy procurement plan be approved by the NMPRC, except for the re-powering of Lightning Dock Geothermal and PNM’s request to procure 50 MW of new solar facilities. The Hearing Examiner recommended that the PPA for the output of energy from Lightning Dock Geothermal be terminated effective January 1, 2018. The Hearing Examiner also recommended that the 50 MW solar projects not be approved and that PNM be required to issue another all-renewables RFP within 10 days of the issuance of a final order allowing developers to utilize PNM-owned sites to construct facilities, the output from which facilities would be sold to PNM through PPAs. PNM strongly disagrees with the Hearing Examiner’s recommendations and believes they are unlawful and against the weight of evidence. Exceptions to the recommended decision are due on October 27, 2017. PNM will file its exceptions timely and will vigorously contest the Hearing Examiner’s proposals regarding Lightning Dock Geothermal and the requirement that PNM allow developers to construct renewable facilities on PNM-owned sites. PNM cannot predict the outcome of this matter.
Renewable Energy Rider
The NMPRC has authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per KWh basis. In PNM’s NM 2015 Rate Case, the NMPRC authorized continuation of the renewable rider. PNM recorded revenues from the rider of $11.8 million and $10.7 million in the three months ended September 30, 2017 and 2016 and $32.4 million and $27.3 million in the nine months ended September 30, 2017 and 2016.

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

On April 14, 2017, PNM filed an application for energy efficiency and load management programs to be offered in 2018. The proposed program portfolio consists of a continuation of the ten programs approved in the 2016 application with a total budget of $25.1 million. The application also seeks approval of a sliding scale incentive with a base incentive of $1.9 million if PNM is able to achieve saving of 53 GWh in 2018. As proposed, PNM would have earned an incentive of $2.1 million based on targeted savings of 70 GWh. The actual incentive would be based on actual savings achieved. PNM proposed to continue the same ten programs and a similar incentive mechanism in 2019, with a proposed budget of $28.2 million and a base level incentive of $2.1 million. On July 26, 2017, PNM, NMPRC staff, and other parties filed a stipulation that would resolve all issues in the case if approved by the NMPRC. Under the settlement terms, all of PNM’s proposed programs would be approved with limited modifications and PNM’s base level incentive would be $1.7 million in 2018. PNM would earn an incentive of $1.9 million based on targeted savings of 69 GWh. A public hearing was held in September 2017. PNM is unable to predict the outcome of this proceeding.
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
Also on June 21, 2017, the NMPRC issued a new notice of proposed rulemaking to consider possible changes affecting a utility’s ability to modify NMPRC approved funding levels by up to 10% between energy efficiency program applications. This rulemaking is in response to consensus changes proposed by parties in the January 25, 2017 rulemaking. On September 13, 2017, the NMPRC approved the proposed rule. Under the new rule, PNM’s next application for energy efficiency and load management programs will be made in 2020 for programs to be offered beginning in 2021.

Integrated Resource Plans
NMPRC rules require that investor owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first four years of that period.
2014 IRP
PNM filed its 2014 IRP on July 1, 2014. The four-year action plan was consistent with the replacement resources identified in PNM’s application to retire SJGS Units 2 and 3. PNM indicated that it planned to meet its anticipated long-term resource needs with a combination of additional renewable energy resources, energy efficiency, and natural gas-fired facilities. Consistent with statute and NMPRC rule, PNM incorporated a public advisory process into the development of its 2014 IRP. On July 31, 2014, several parties requested the NMPRC not to accept the 2014 IRP as compliant with NMPRC rule because to do so could affect the then pending proceeding on PNM’s application to abandon SJGS Units 2 and 3 and for CCNs for certain replacement resources (Note 11) and because they asserted that the 2014 IRP did not conform to the NMPRC’s IRP rule. Certain parties also asked that further proceedings on the 2014 IRP be held in abeyance until the conclusion of the SJGS abandonment/CCN proceeding. The NMPRC issued an order in August 2014 that docketed a case to determine whether the 2014 IRP complied with applicable NMPRC rules. The order also held the case in abeyance pending the issuance of final, non-appealable orders in PNM’s 2015 renewable energy procurement plan case and its application to retire SJGS Units 2 and 3. The order regarding PNM’s application to abandon SJGS Units 2 and 3 described in Note 11 states that the NMPRC will issue a Notice of Proposed Dismissal in the 2014 IRP docket. On May 4, 2016, the NMPRC issued the Notice of Proposed Dismissal, stating that the docket would be closed with prejudice within thirty days unless good cause was shown why the docket should remain open. On May 31, 2016, NEE filed a request to hold the protests filed against PNM’s 2014 IRP in abeyance or to dismiss those protests without prejudice. PNM resp

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

onded on June 13, 2016 and requested that the NMPRC dismiss the case with prejudice. The NMPRC has not yet acted on its Notice of Proposed Dismissal or the request filed on May 31, 2016. PNM cannot predict the outcome of this matter.

2017 IRP

PNM filed its 2017 IRP on July 3, 2017. The 2017 IRP addresses a 20-year planning period, from 2017 through 2036, and includes an action plan describing PNM’s plan to implement the 2017 IRP in the four-year period following its filing. PNM held its initial public advisory meeting on the 2017 IRP on June 30, 2016 and hosted 17 meetings statewide to present details of the process and receive public comment. The NMPRC’s order concerning SJGS’ compliance with the BART requirements of the CAA discussed in Note 11 requires PNM to make a filing in 2018 to determine the extent to which SJGS Units 1 and 4 should continue serving PNM’s retail customers’ needs after June 30, 2022. The 2017 IRP analyzed several scenarios utilizing assumptions that PNM continues service from its SJGS capacity beyond mid-2022 and that PNM retires its capacity after mid-2022. Key findings of the 2017 IRP include:

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

•	Significant increases in future wind energy supplies will likely require new transmission capacity to be built from eastern New Mexico to PNM’s service territory

•	PNM should retain the currently leased capacity in PVNGS, which would avoid replacement with carbon-emitting generation

•	PNM should continue to develop and implement energy efficiency and demand management programs

•	PNM should assess the costs and benefits of participating in the California Energy Imbalance Market

•
PNM should analyze its current Reeves Generating Station to consider possible technology improvements to phase out the older generators and replace them with new, more flexible supplies or energy storage

Protests to the 2017 IRP were filed by several parties. The issues addressed in the protests included the future of PNM’s interests in SJGS, Four Corners, and PVNGS and the timing of future procurement of renewable resources. The NMPRC has assigned the case to a Hearing Examiner and a briefing schedule has been established to determine the appropriate scope of the case.

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

Advanced Metering Infrastructure Application

On February 26, 2016, PNM filed an application with the NMPRC requesting approval of a project to replace its existing customer metering equipment with Advanced Metering Infrastructure (“AMI”). The application asks the NMPRC to authorize the recovery of the cost of the project, up to $87.2 million, in future ratemaking proceedings, as well as to approve the recovery of the remaining undepreciated investment in existing metering equipment estimated to be approximately $33 million at the date of implementation and the costs of customer education and severances for affected employees. On August 5, 2016, PNM filed a motion to suspend its AMI application so that it could evaluate the effect of the order in the NM 2015 Rate Case. The NMPRC approved this motion. On November 22, 2016, PNM filed a motion to lift the suspension and establish a new procedural schedule. In December 2016, the Hearing Examiner issued an order lifting the suspension and issued a new procedural schedule. Hearings in this matter were held in February and March 2017. During the March 2017 hearing, it was disclosed that the proposed meter contractor may not have complied with certain New Mexico contractor licensing requirements. PNM subsequently filed testimony regarding that matter as ordered by the Hearing Examiner. On May 12, 2017, PNM requested a new procedural schedule to allow it to issue a new RFP for contracting work related to the meter installation and to update its cost-benefit analysis. PNM subsequently updated the amount of the requested recovery for the anticipated cost of the project to $95.1 million. An additional hearing was held on October 25-26, 2017. PNM does not intend to proceed with the AMI project unless the NMPRC approves the entire application. PNM cannot predict the outcome of this matter.

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
Hazard Sharing Agreements
On June 1, 2016, PNM and Tri-State entered into a one-year hazard sharing agreement, which expired on May 31, 2017.  PNM and Tri-State entered into an additional agreement, under substantially identical terms, for a term of five years beginning

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 1, 2017, subject to NMPRC approval. NMPRC approval was not required for the one-year agreement, but was required for the five-year agreement. On May 10, 2017, the NMPRC issued an order approving the five-year agreement.
Under these agreements, each party sells the other party 100 MW of capacity and energy from each party’s designated primary resources, which is SJGS Unit 4 for PNM and Springerville Generating Station Unit 3 for Tri-State, on a unit contingent basis subject to certain performance guarantees.  The agreements reduce the magnitude of each party’s single largest generating hazard and assist in enhancing the reliability and efficiency of their respective operations. Both purchases and sales are made at the same market index price. PNM passes the sales and purchases through to customers under PNM’s FPPAC.  Information about the purchases and sales is as follows:

	Sales		Purchases
	GWh	Amount	GWh	Amount
		(In millions)		(In millions)

Three months ended September 30, 2017	202.4	$7.2	215.1	$7.6
Three months ended September 30, 2016	208.2	6.2	216.4	6.4

Nine months ended September 30, 2017	615.0	17.7	632.5	18.2
Nine months ended September 30, 2016	268.5	7.8	278.8	8.1
Firm-Requirements Wholesale Customers – Navopache Electric Cooperative, Inc.

As discussed in Note 17 of the Notes to Consolidated Financial Statements in the 2016 Annual Reports on Form 10-K, NEC filed a petition on April 8, 2015 for a declaratory order requesting that FERC find that NEC could purchase an unlimited amount of power and energy from third party supplier(s) under its PSA with PNM. Following proceedings before a settlement judge, PNM and NEC entered into, and filed with FERC, a settlement agreement on October 29, 2015 that includes certain amendments to the PSA and related contracts on file with FERC. FERC approved the settlement on January 21, 2016. Under the settlement agreement, PNM served all of NEC’s load in 2016 at reduced demand and energy rates from those under the PSA. Beginning January 1, 2016, NEC also paid certain third-party transmission costs that it only partially paid previously. The PSA and related transmission agreements terminated on December 31, 2016. In 2017, PNM is serving 10 MW of NEC’s load under a short term coordination tariff at a rate lower than provided under the PSA. Amounts billed to NEC were $1.1 million and $4.8 million in the three months ended September 30, 2017 and 2016 and $3.3 million and $14.8 million in the nine months ended September 30, 2017 and 2016. PNM’s NM 2016 Rate Case discussed above reflects a reallocation of costs among regulatory jurisdictions reflecting the termination of the contract to serve NEC.
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
The PUCT adopted a rule creating a non-standard metering service for retail customers choosing to decline standard metering service via an advanced meter. The cost of providing non-standard metering service is to be borne by opt-out customers through an initial fee and ongoing monthly charge. As approved by the PUCT, TNMP is recovering $0.2 million in costs through initial fees ranging from $63.97 to $168.61 and ongoing annual expenses of $0.5 million through a $36.78 monthly fee. These amounts presume up to 1,081 consumers will elect the non-standard meter service, but TNMP has the right to adjust the fees if the number of anticipated consumers differs from that estimate. As of October 20, 2017, 99 consumers have made the election. TNMP does not expect the implementation of non-standard metering service to have a material impact on its financial position, results of operations, or cash flows.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Transmission Cost of Service Rates
TNMP can update its transmission rates twice per year to reflect changes in its invested capital. Updated rates reflect the addition and retirement of transmission facilities, including appropriate depreciation, federal income tax and other associated taxes, and the approved rate of return on such facilities. The following sets forth TNMP’s recent interim transmission cost rate increases:

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(In millions)
September 10, 2015	$7.0	$1.4
March 23, 2016	25.8	4.3
September 8, 2016	9.5	1.8
March 14, 2017	30.2	4.8
September 13, 2017	27.5	4.7

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

Energy Efficiency

TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor (“EECRF”), which includes projected program costs, under or over collected costs from prior years, rate case expenses, and performance bonuses (if the programs exceed mandated savings goals). On May 25, 2017, TNMP filed its request to adjust the EECRF to reflect changes in costs for 2018. The total amount requested was $6.0 million, which included a performance bonus of $1.1 million based on TNMP’s energy efficiency achievements in the 2016 plan year. On September 28, 2017, the PUCT approved a settlement among the parties accepting TNMP’s filing without adjustment.

(13)	Income Taxes

In 2013, New Mexico House Bill 641 reduced the New Mexico corporate income tax rate from 7.6% to 5.9%. The rate reduction is being phased-in from 2014 to 2018. In accordance with GAAP, PNMR and PNM adjusted accumulated deferred

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

income taxes during the period that includes the date of enactment, which was in the year ended December 31, 2013, to reflect the tax rate at which the balances are expected to reverse. At that time, the portion of the adjustment related to PNM’s regulated activities was recorded as a reduction in deferred tax liabilities, which was offset by an increase in a regulatory liability, on the assumption that PNM would be required to return the benefit to customers over time. In addition, the portion of the adjustment that is not related to PNM’s regulated activities was recorded in PNMR’s Corporate and Other segment as a reduction in deferred tax assets and an increase in income tax expense. Changes in the estimated timing of reversals of deferred tax assets and liabilities will result in refinements of the impacts of this change in tax rates being recorded periodically until 2018, when the rate reduction is fully phased in. In the three months ended March 31, 2017 and 2016, PNM’s regulatory liability was reduced by $4.8 million and $7.1 million, which increased deferred tax liabilities. Deferred tax assets not related to PNM’s regulatory activities were: reduced by $0.1 million in the three months ended March 31, 2017, increasing income tax expense by less than $0.1 million for PNM and $0.1 million for the Corporate and Other segment; and decreased by $0.7 million in the three months ended March 31, 2016, increasing income tax expense by $0.8 million for PNM and reducing income tax expense by $0.1 million for the Corporate and Other segment. In the stipulation filed in PNM’s NM 2016 Rate Case (Note 12), it is proposed that the benefit of the lower New Mexico corporate income tax rate be returned to customers over a three-year period beginning January 1, 2018.

In 2008, fifty percent bonus tax depreciation was enacted as a temporary two-year stimulus measure as part of the Economic Stimulus Act of 2008. Bonus tax depreciation in various forms has been continuously extended since that time. As a result of the net operating loss carryforwards for income tax purposes created by bonus depreciation, and reduced future income taxes payable resulting from New Mexico House Bill 641, certain tax carryforwards are not expected to be utilized before their expiration. In accordance with GAAP, PNMR and PNM have impaired the tax carryforwards which were not expected to be utilized prior to their expiration. The Company has not recorded any impairments in 2016 or 2017. The NMPRC’s final order in PNM’s NM 2015 Rate Case (Note 12) approved PNM’s request to record a regulatory asset to recover a 2014 impairment of PNM’s New Mexico net operating loss carryforward resulting from the extension of bonus depreciation. The impact, net of federal income taxes, amounts to $2.1 million, which is reflected as a reduction of income tax expense on the Condensed Consolidated Statement of Earnings in the three months ended September 30, 2016.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Services billings:
PNMR to PNM	$23,451	$22,189	$71,044	$67,192
PNMR to TNMP	7,828	6,593	23,771	20,881
PNM to TNMP	115	105	302	347
TNMP to PNMR	35	10	106	30
TNMP to PNM	8	84	154	171
Interest billings:
PNMR to TNMP	66	13	126	112
PNMR to PNM	3	3	14	8
PNM to PNMR	71	38	163	110
Income tax sharing payments:
PNMR to PNM	—	—	—	—
PNMR to TNMP	—	—	—	—

(15)	Goodwill

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

GAAP provides that in certain circumstances an entity may perform a qualitative analysis to conclude that the goodwill of a reporting unit is not impaired. Under a qualitative assessment an entity considers macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events affecting a reporting unit, as well as whether a sustained decrease (both absolute and relative to its peers) in share price has occurred. An entity considers the extent to which each of the adverse events and circumstances identified could affect the comparison of a reporting unit’s fair value with its carrying amount. An entity places more weight on the events and circumstances that most affect a reporting unit’s fair value or the carrying amount of its net assets. An entity also considers positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity evaluates, on the basis of the weight of evidence, the significance of all identified events and circumstances in the context of determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative analysis is not required if, after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount.

In other circumstances, an entity may perform a quantitative analysis to reach the conclusion regarding impairment with respect to a reporting unit. An entity may choose to perform a quantitative analysis without performing a qualitative analysis and may perform a qualitative analysis for certain reporting units, but a quantitative analysis for others. The first step of the quantitative impairment test requires an entity to compare the fair value of the reporting unit with its carrying value, including goodwill. If as a result of this analysis, the entity concludes there is an indication of impairment in a reporting unit having goodwill, GAAP currently requires the entity to perform the second step of the impairment analysis, determining the amount of goodwill impairment to be recorded. The amount is calculated by comparing the implied fair value of the goodwill to its carrying amount. This exercise would require the entity to allocate the fair value determined in step one to the individual assets and liabilities of the reporting unit. Any remaining fair value would be the implied fair value of goodwill on the testing date. To the extent the recorded amount

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of goodwill of a reporting unit exceeds the implied fair value determined in step two, an impairment loss would be reflected in results of operations. As further discussed under New Accounting Pronouncements in Note 1, a new accounting pronouncement changes how a goodwill impairment is determined by eliminating the second step of the quantitative impairment analysis.

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

For its annual evaluations performed as of April 1, 2017, PNMR performed qualitative analyses for both the PNM and TNMP reporting units. The qualitative analysis was performed by considering changes in the Company’s expectations of future financial performance since the April 1, 2016 quantitative analysis. This analysis considered Company specific events such as the potential impacts of legal and regulatory matters discussed in Note 11 and Note 12, including the estimated impacts of the proposed revised stipulation in PNM’s NM 2016 Rate Case, the impacts of potential outcomes of the matters appealed to the NM Supreme Court under the NM 2015 Rate Case, and the impacts of changes in PNM’s resource needs based on PNM’s 2017 IRP. This evaluation also considered changes in TNMP’s regulatory environment such as the PUCT’s proposed amendments to the interim transmission cost of service filing rule, as well as potential outcomes associated with TNMP’s general rate case filing, which the Company anticipates filing in 2018. The qualitative analysis also considered market and macroeconomic factors including changes in anticipated growth rates, anticipated changes in the WACC, and changes in discount rates. The Company also evaluated its stock price relative to historical performance, industry peers, and to major market indices, including an evaluation of the Company’s market capitalization relative to the carrying value of its reporting units. Based on an evaluation of these and other factors, the Company determined it is not more likely than not that the April 1, 2017 carrying values of PNM or TNMP exceed their fair values.

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

MD&A FOR PNMR

EXECUTIVE SUMMARY
Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 772,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP.
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

Fair and timely rate treatment from regulators is crucial to PNM and TNMP in earning their allowed returns and critical for PNMR to achieve its strategic goals. PNMR believes that earning allowed returns would be viewed positively by credit rating agencies and would further improve the Company’s ratings, which could lower costs to utility customers. Also, earning allowed returns should result in increased earnings growth for PNMR.

Additional information about rate filings is provided in Note 17 of the Notes to Consolidated Financial Statements in the 2016 Annual Reports on Form 10-K and in Note 12.

State Regulation

New Mexico 2015 Rate Case – On September 28, 2016, the NMPRC issued an order that authorized PNM to implement an increase in base non-fuel rates of $61.2 million for New Mexico retail customers, effective for bills sent after September 30, 2016. This order was on PNM’s application for a general increase in retail electric rates (the “NM 2015 Rate Case”) filed in August 2015. PNM’s application requested an increase in base non-fuel revenues of $121.5 million based on a future test year (“FTY”) beginning October 1, 2015. The primary drivers of the revenue deficiency were infrastructure investments and declines in forecasted energy sales due to successful energy efficiency programs and other economic factors. PNM also proposed changes to rate design to provide fairer pricing across rate classes and better align cost recovery with cost causation.

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

The order continues the renewable energy rider and approved certain aspects of PNM’s proposals regarding rate design, but did not approve certain other rate design proposals or PNM’s request for a revenue decoupling pilot program. The order also proposed changes in the methods of recovering certain costs through PNM’s FPPAC and renewable energy rider. The order credits retail customers with 100% of the New Mexico jurisdictional portion of revenues from “refined coal” (a third-party pre-treatment process) at SJGS. The order approved PNM’s proposals for revised depreciation rates (with certain exceptions), the inclusion of construction work in progress in rate base, and the ratemaking treatment of the “prepaid pension asset.”

On September 30, 2016, PNM filed a notice of appeal with the NM Supreme Court regarding the order in the NM 2015 Rate Case. On October 26, 2016, PNM filed a statement of issues related to its appeal with the NM Supreme Court, which stated PNM is appealing the NMPRC’s determination that PNM was imprudent in the actions taken to purchase the previously leased 64.1 MW of capacity in PVNGS Unit 2, extending the leases for 114.6 MW of capacity of PVNGS Units 1 and 2, and installing BDT equipment on SJGS Units 1 and 4. Specifically, PNM’s statement indicated it is appealing the following elements of the NMPRC’s order:

•	Disallowance of recovery of the full fair market value purchase price of the 64.1 MW of capacity in PVNGS Unit 2 purchased in January 2016

•	Disallowance of the recovery of the undepreciated costs of capitalized improvements made during the period the 64.1 MW of capacity was leased by PNM

•	Disallowance of recovery of future contributions for PVNGS decommissioning attributable to 64.1 MW of purchased capacity and the 114.6 MW of capacity under the extended leases

•	Disallowance of recovery of the costs of converting SJGS Units 1 and 4 to BDT

NEE, NMIEC, and ABCWUA filed notices of cross appeal to PNM’s appeal. The issues that are being appealed by the various cross-appellants are:

•	The NMPRC allowing PNM to recover the costs of the lease extensions for the 114.6 MW of PVNGS Units 1 and 2 and any of the purchase price for the 64.1 MW in PVNGS Unit 2

•	The NMPRC allowing PNM to recover the costs incurred under the new coal supply contract for Four Corners

•	The revised method to collect PNM’s fuel and purchased power costs under the FPPAC

•	The final rate design

•	The NMPRC allowing PNM to include the “prepaid pension asset” in rate base

NEE subsequently filed a motion for a partial stay of the order at the NM Supreme Court, which was denied. The NM Supreme Court stated that the court’s intent was to request that PNM reimburse ratepayers for any amount overcharged should the cross-appellants prevail on the merits.

On February 17, 2017, PNM filed its Brief in Chief, and pursuant to the court’s rules, the briefing schedule was completed on July 21, 2017. Oral argument at the NM Supreme Court is scheduled for October 30, 2017. Although appeals of regulatory actions of the NMPRC have a priority at the NM Supreme Court under New Mexico law, there is no required time frame for the court to act on the appeals.

PNM evaluated the accounting consequences of the order in the NM 2015 Rate Case and the likelihood of being successful on the issues it is appealing in the NM Supreme Court as required under GAAP. The evaluation indicates it is reasonably possible that PNM will be successful on the issues it is appealing. If the NM Supreme Court rules in PNM’s favor on some or all of the issues, those issues would be remanded back to the NMPRC for further action. PNM continues to estimate that it will take a minimum of 15 months, from the date PNM filed its appeal, for the NM Supreme Court to render a decision and for the NMPRC to take action on any remanded issues. During such time, the rates specified in the order will remain in effect. Accordingly, at September 30, 2016, PNM recorded a pre-tax regulatory disallowance of $11.3 million, representing 15 months of capital cost recovery on its investments that the order disallowed, as well as amounts recorded as regulatory assets and deferred charges that the order disallowed and which PNM did not challenge in its appeal. Additional losses will be recorded if the currently estimated 15 month time frame for the NM Supreme Court to render a decision and for the NMPRC to take action on any remanded issues is extended.

PNM continues to believe that the disallowed investments, which are the subject of PNM’s appeal, were prudently incurred and that PNM is entitled to full recovery of those investments through the ratemaking process. PNM believes it is reasonably possible that its appeals will be successful, but cannot predict what decision the NM Supreme Court will reach or what further actions the NMPRC will take on any issues remanded to it by the court. If PNM’s appeal is unsuccessful, PNM would record additional pre-tax losses related to any unsuccessful issues. The September 30, 2017 book values of PNM’s investments that the order disallowed, after considering the loss recorded in 2016, were $76.9 million for the 64.1 MW of purchased capacity in PVNGS Unit 2, $39.9 million for the PVNGS Unit 2 disallowed capital improvements, and $50.0 million for the BDT equipment.

PNM does not believe that the likelihood of the cross-appeals being successful is probable. However, if the NM Supreme Court were to overturn all of the issues subject to the cross-appeals and, upon remand, the NMPRC did not provide any recovery of those items, PNM would write-off all of the costs to acquire the assets previously leased under three leases aggregating 64.1 MW of PVNGS Unit 2 capacity, totaling $153.4 million at September 30, 2017 (which amount includes $76.9 million that is the subject of PNM’s appeal discussed above) after considering the loss recorded in 2016. The impacts of not recovering costs for the lease extensions, new coal supply contract for Four Corners, and “prepaid pension asset” in rate base would be recognized in future periods reflecting that rates charged to customers would not recover those costs as they are incurred. The outcomes of the cross-appeals regarding the FPPAC and rate design should not have financial impact to PNM.

New Mexico 2016 Rate Case – On December 7, 2016, PNM filed an application with the NMPRC for a general increase in retail electric rates (the “NM 2016 Rate Case”). PNM did not include any of the costs disallowed in the NM 2015 Rate Case that are at issue in its pending appeal to the NM Supreme Court. Key aspects of PNM’s request in the NM 2016 Rate Case are:

•	An increase in base non-fuel revenues of $99.2 million

•	Based on a FTY beginning January 1, 2018 (the NMPRC’s rules specify that a FTY is a 12 month period beginning up to 13 months after the filing of a rate case application)

•	ROE of 10.125%

•	Drivers of revenue deficiency

◦	Implementation of the modifications in PNM’s resource portfolio, which were previously approved by the NMPRC as part of the SJGS regional haze compliance plan (see below and Note 11)

◦	Infrastructure investments, including environmental upgrades at Four Corners

◦	Declines in forecasted energy sales due to successful energy efficiency programs and other economic factors

◦	Updates in the FERC/retail jurisdictional allocations

•	Proposed changes to rate design to establish fair and equitable pricing across rate classes and to better align cost recovery with cost causation

◦	Increased customer and demand charges

◦	A “lost contribution to fixed cost” mechanism applicable to residential and small commercial customers to address the regulatory disincentive associated with PNM’s energy efficiency programs

The NMPRC scheduled a public hearing to begin on June 5, 2017 and ordered that a settlement conference should be held. After settlement discussions were held, PNM and representatives of several intervenors reached an agreement on the parameters for a settlement in this proceeding. In May 2017, PNM and thirteen intervenors (the “Signatories”) entered into a comprehensive stipulation. On May 12, 2017, the Hearing Examiners issued an order rejecting the stipulation in its current form and allowing the Signatories to revise the stipulation. On May 23, 2017, the Signatories filed a revised stipulation that addressed the issues raised by the Hearing Examiners in their order. NEE is the sole party opposing the revised stipulation. The terms of the revised stipulation include:

•	A revenue increase totaling $62.3 million, with an initial increase of $32.3 million beginning January 1, 2018 and the remaining increase beginning January 1, 2019

•	A ROE of 9.575%

•	Full recovery of the investment in SCRs at Four Corners with a debt-only return

•	An agreement not to seek to adjust non-fuel base rate changes to be effective prior to January 1, 2020

•	An agreement to adjust the January 2019 increase for certain changes in federal corporate tax laws

•	Returning to customers over a three-year period the benefit of the reduction in the New Mexico corporate income tax rate to the extent attributable to PNM’s retail operations

•	PNM will withdraw its proposal for a “lost contribution to fixed cost” mechanism with the issue to be addressed in a future docket

On May 24, 2017, the NMPRC issued an order, which resulted in the tolling of the statutory suspension period for two months and extending the suspension of the rate increase until January 6, 2018. The NMPRC can further extend the suspension period for an additional two months. A public hearing on the revised stipulation was held in August 2017. The revised stipulation requires the approval of the NMPRC in order to take effect.

If the NMPRC approves the revised stipulation as filed, GAAP would require PNM to recognize a loss to reflect that PNM would not earn an equity return on its investments in SCRs at Four Corners. The loss would be recorded as a regulatory disallowance as of the date of NMPRC approval. Such amount would depend on the final costs of the SCRs and other factors and assumptions at the date of NMPRC approval. Based on the revised stipulation and PNM’s current assumptions, PNM estimates the regulatory disallowance would be approximately $21 million. PNM cannot predict the outcome of this matter.
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

On February 26, 2016, PNM filed an application with the NMPRC requesting approval of a project to replace its existing customer metering equipment with Advanced Metering Infrastructure (“AMI”). The application also asks the NMPRC to authorize the recovery, in future ratemaking proceedings, of the cost of the project, currently estimated to be $95.1 million, as well as to approve the recovery of the remaining undepreciated investment in existing metering equipment estimated to be approximately $33 million and the costs of customer education and severance for any affected employees. Hearings on the AMI application concluded in March 2017. During the March 2017 hearing, it was disclosed that the proposed meter contractor may not have complied with certain New Mexico contractor licensing requirements. PNM subsequently filed testimony regarding that matter as ordered by the Hearing Examiner and requested a new procedural schedule to allow it to issue a new RFP for contracting work related to the meter installation and to update its cost-benefit analysis. An additional hearing was held on October 25-26, 2017. PNM does not intend to proceed with the AMI project unless the NMPRC approves the entire application. PNM cannot predict the outcome of this matter.

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

Rate Riders and Interim Rate Relief – The PUCT has approved mechanisms that allow TNMP to recover capital invested in transmission and distribution projects without having to file a general rate case. This permits more timely recovery of investments. The PUCT has also approved riders that allow TNMP to recover amounts related to AMS, energy efficiency, third-party transmission costs, and the CTC. The NMPRC has approved PNM recovering fuel costs through the FPPAC, as well as rate riders for renewable energy and energy efficiency that allow for more timely recovery of investments and improve PNM’s ability to earn its authorized return.

TNMP General Rate Case – TNMP’s last general rate case was filed in 2010 with new rates becoming effective on February 1, 2011. In connection with TNMP’s deployment of its AMS, TNMP has committed to file a general rate case no later than September 1, 2018. TNMP currently anticipates filing its general rate case in May 2018 using a 2017 calendar year test period.  New rates are anticipated to become effective during January 2019.

FERC Regulation

Rates PNM charges for transmission customers and wholesale generation services customers are subject to traditional rate regulation by FERC. For a number of years, PNM allocated a portion of its generation assets to serve FERC wholesale generation services customers. The low natural gas price environment resulted in market prices for power being substantially lower than what PNM is able to offer wholesale generation customers under the cost of service model that FERC requires PNM to use.  As a result of this change in market conditions, PNM has not been earning an adequate return on the assets required to serve wholesale generation contracts. Consequently, PNM decided to stop pursuing wholesale generation contracts. Currently, PNM has no full-requirements wholesale generation customers.

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

On October 29, 2015, PNM and NEC entered into, and filed with FERC, a settlement agreement, which FERC approved in January 2016. Under the agreement, PNM served all of NEC’s load through December 31, 2015 at rates that were substantially consistent with those provided under the PSA. In 2016, PNM served all of NEC’s load at reduced demand and energy rates from those under the PSA. The PSA terminated on December 31, 2016. In 2017, PNM is serving 10 MW of NEC’s load under a short-term coordination tariff at a rate lower than provided under the PSA, but higher than prices available under short-term market rates at the time of the settlement. For the nine months ended September 30, 2017 and 2016, amounts billed to NEC were $3.3 million and $14.8 million. Although the settlement agreement will negatively impact results of operations in 2017, PNM expects to be able to mitigate these impacts through market sales of power that would have been sold to NEC, reductions in fuel and transmission expenses, and other measures. PNM’s NM 2016 Rate Case discussed above proposes a reallocation of costs among regulatory jurisdictions reflecting the termination of the contract to serve NEC.
Delivering Above Industry-Average Earnings and Dividend Growth
PNMR’s strategic goal to deliver above industry-average earnings and dividend growth enables investors to realize the value of their investment in the Company’s business. PNMR’s current target is 7% to 8% earnings growth for the period 2015 through 2019. Earnings growth is based on ongoing earnings, which is a non-GAAP financial measure that excludes from GAAP earnings certain non-recurring, infrequent, and other items that are not indicative of fundamental changes in the earnings capacity of the Company’s operations. PNMR uses ongoing earnings to evaluate the operations of the Company and to establish goals, including those used for certain aspects of incentive compensation, for management and employees.
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

Business Focus

PNMR strives to create enduring value for customers, communities, and shareholders. PNMR’s strategy and decision-making are focused on safely providing reliable, affordable, and environmentally responsible power. The Company works closely with customers, stakeholders, legislators, and regulators to ensure that resource plans and infrastructure investments benefit from robust public dialogue and balance the diverse needs of our communities. Equally important is the focus of PNMR’s utilities on customer satisfaction and community engagement.

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

PNM filed its 2017 IRP on July 3, 2017. Under the NMPRC’s order concerning SJGS’ compliance with the BART requirements of the CAA discussed in Note 11, PNM is required to make a filing in 2018 to determine the extent to which SJGS should continue serving PNM’s retail customers’ needs after June 30, 2022. The 2017 IRP analyzed several scenarios utilizing as sumptions that PNM continues service from its SJGS capacity beyond mid-2022 and that PNM retires its capacity after mid-2022. Key findings of the 2017 IRP include:

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

•	Significant increases in future wind energy supplies will likely require new transmission capacity to be built from eastern New Mexico to PNM’s service territory

•	PNM should retain the currently leased capacity in PVNGS, which would avoid replacement with carbon-emitting generation

•	PNM should continue to develop and implement energy efficiency and demand management programs

•	PNM should assess the costs and benefits of participating in the California Energy Imbalance Market

•
PNM should analyze its current Reeves Generating Station to consider possible technology improvements to phase out the older generators and replace them with new, more flexible supplies or energy storage

Several parties have filed protests to the 2017 IRP. The issues addressed in the protest include PNM’s future interest in SJGS, Four Corners, and PVNGS and the timing of future procurement of renewable resources. The 2017 IRP is not a final determination of PNM’s future generation portfolio. Retiring PNM’s share of SJGS capacity and exiting Four Corners would require NMPRC approval of abandonment filings, which PNM would make at appropriate times in the future. Likewise, NMPRC approval of new generation resources through CCN filings would be required. PNM cannot predict the ultimate outcome of the 2017 IRP process or whether the NMPRC will approve subsequent filings that would encompass actions to implement the conclusions of the 2017 IRP.
Environmentally Responsible Power
PNMR has a long-standing record of environmental stewardship. PNM’s environmental focus has been in three key areas:

•
Developing strategies to meet regional haze rules at the coal-fired SJGS as cost-effectively as possible while providing broad environmental benefits that also demonstrate progress in addressing CO2 emissions from existing power plants

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

On January 14, 2016, NEE filed a Notice of Appeal with the NM Supreme Court of the NMPRC’s December 2015 order. The NM Supreme Court has taken no action on the appeal and there is no required time frame for the court to act on the appeals. On March 31, 2016, NEE filed a complaint against PNM with the NMPRC regarding the financing provided by NM Capital to facilitate the sale of SJCC. The complaint alleges that PNM failed to comply with its discovery obligation in the SJGS abandonment case and requests the NMPRC investigate whether the financing transactions could adversely affect PNM’s ability to provide electric service to its retail customers. PNM responded to the complaint on May 4, 2016. The NMPRC has taken no action on this matter.

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

The San Juan Project Restructuring Agreement (“RA”) sets forth the agreement among the SJGS owners regarding ownership restructuring. Key provisions of the RA include:

•
Capacity acquisition – On December 31, 2017, PNM will acquire 132 MW of the exiting owners’ capacity in SJGS Unit 4 and PNMR Development agreed to acquire 65 MW of such capacity. PNMR Development has assigned the rights and obligations related to the 65 MW to PNM effective on December 31, 2017, which will facilitate dispatch of power from that capacity. As ordered by the NMPRC, PNM will treat the 65 MW as merchant utility plant that will be excluded from retail rates. In anticipation of the transfer of ownership, PNM entered into agreements to sell the power from 36 MW of that capacity to a third party at a fixed price for the period January 1, 2018 through June 30, 2022.

•
Coal inventory – The RA also sets forth the terms under which PNM acquired the coal inventory of the exiting SJGS participants as of January 1, 2016 and is providing coal supply to the exiting participants during the period from January 1, 2016 through December 31, 2017, which arrangement provides economic benefits that are being passed on to PNM’s customers through the FPPAC.

•
Coal supply – The RA became effective contemporaneously with the effectiveness of the new CSA for SJGS. The effectiveness of the new CSA was dependent on the closing of the purchase of the existing coal mine operation by a new mine operator, which occurred on January 31, 2016. In support of the closing of the mine purchase and to facilitate PNM customer savings, NM Capital, a wholly-owned subsidiary of PNMR, provided funding of $125.0 million to Westmoreland San Juan, LLC (“WSJ”), a ring-fenced, bankruptcy-remote, special-purpose entity that is a subsidiary of Westmoreland Coal Company to finance the purchase price. NM Capital was able to provide the $125.0 million financing to WSJ by first entering into a $125.0 million term loan agreement with a commercial bank. PNMR guarantees NM Capital’s obligations to the bank. The Westmoreland Loan matures on February 1, 2021 and had an initial interest rate of 7.25% plus LIBOR, which escalates over time. Such rate is 9.25% plus LIBOR for the period from February 1, 2017 through January 31, 2018. WSJ must pay principal and interest quarterly to NM Capital in accordance with an amortization schedule. As of October 20, 2017, the balance of the Westmoreland Loan was $66.2 million. The next principal payment of $9.6 million plus interest of $1.8 million is due on November 1, 2017. As of October 20, 2017, $11.4 million was held in a SJCC restricted bank account that is to be used solely to service the Westmoreland Loan.

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

Other SJGS Environmental Matters – In addition to the regional haze rule, SJGS is required to comply with other rules currently being developed or implemented that affect coal-fired generating units, including rules regarding GHG under Section 111(d) of the CAA. Implementation of the Clean Power Plan, which was published by EPA in October 2015, is currently stayed by order of the US Supreme Court pending further proceedings before the DC Circuit. Oral argument was heard by the DC Circuit in September 2016, but the court has taken no action. On March 28, 2017, President Trump issued an Executive Order on Energy Independence.  The order sets out two general policies: promote clean and safe development of energy resources, while avoiding regulatory burdens, and ensure electricity is affordable, reliable, safe, secure, and clean.  The order rescinds various actions undertaken by the previous administration and directs the EPA Administrator to review and if appropriate suspend, revise, or rescind the Clean Power Plan, as well as other environmental regulations. On October 10, 2017, EPA issued a proposal to repeal the Clean Power Plan. The proposal would change the legal interpretation to conclude that the Clean Power Plan exceeds EPA’s statutory authority. A 60-day public comment period will follow publication of the proposed rule in the Federal Register and any final rule will be subject to legal challenge and judicial review. EPA also noted that it is still evaluating whether to adopt a replacement rule to regulate GHG from existing electric utility generating units.
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
Water Conservation and Solid Waste Reduction
PNM continues its efforts to reduce the amount of fresh water used to make electricity (about 20% more efficient than in 2007). Continued growth in PNM’s fleet of solar and wind energy sources, energy efficiency programs, and innovative uses of gray water and air-cooling technology have contributed to this reduction. Water usage will continue to decline as PNM substitutes less fresh-water-intensive generation resources to replace SJGS Units 2 and 3 starting in 2018, when water consumption at that plant will be reduced by around 50%. Focusing on responsible stewardship of New Mexico’s scarce water resources improves PNM’s water-resilience in the face of persistent drought and ever-increasing demands for water to spur the growth of New Mexico’s economy. In addition to the above areas of focus, the Company is working to reduce the amount of solid waste going to landfills through increased recycling and reduction of waste. In 2016, 19 of the Company’s 23 facilities met the solid waste diversion goal of a 60% diversion rate, while recycling at least the same number of waste streams as 2015. The Company expects to continue to do well in this area in the future.
Renewable Energy
PNM’s renewable procurement strategy includes utility-owned solar capacity, as well as wind and geothermal energy purchased under PPAs. As of December 31, 2016, PNM had 107 MW of utility-owned solar capacity. As discussed in Note 12, PNMR Development will construct and own 30 MW of new solar capacity that PNM will use to supply power to a new data center being constructed in PNM’s service territory by Facebook Inc. In addition, PNM purchases power from a customer-owned distributed solar generation program that had an installed capacity of 81.6 MW at September 30, 2017. PNM also owns the 500 KW PNM Prosperity Energy Storage Project, which uses advanced batteries to store solar power and dispatch the energy either during high-use periods or when solar production is limited. The project was one of the first combinations of battery storage and PV energy in the nation and involved extensive research and development of advanced grid concepts. The facility also was the nation’s first solar storage facility fully integrated into a utility’s power grid. Since 2003, PNM has purchased the output from New Mexico Wind, a 204 MW wind facility, and began purchasing the output of Red Mesa Wind, an existing 102 MW wind energy center, on January 1, 2015. PNM has a 20-year agreement to purchase energy from the Lightning Dock Geothermal facility built near Lordsburg, New Mexico. The geothermal facility, which has a current capacity of 4 MW, began providing power to PN

M in January 2014. PNM also purchases RECs as necessary to meet the RPS.
The majority of these renewable resources are key means for PNM to meet the RPS and related regulations that require PNM to achieve prescribed levels of energy sales from renewable sources, if that can be accomplished without exceeding the RCT limit set by the NMPRC. PNM makes renewable procurements consistent with the plans approved by the NMPRC. PNM’s 2017 renewable energy procurement plan meets RPS and diversity requirements for 2017 and 2018 using existing resources and does not propose any significant new procurements. The NMPRC approved the plan on November 23, 2016. On June 1, 2017, PNM filed its 2018 renewable energy procurement plan. PNM is requesting approval to procure an additional 80 GWh in 2019 and 105 GWh in 2020 from a re-powering of New Mexico Wind; approval to procure an additional 55 GWh in 2019 and 77 GWh in 2020 from a re-powering of Lightning Dock Geothermal; approval to procure 50 MW of new solar facilities to be constructed beginning in 2018; continuation of customer REC purchase programs; and other purchases of RECs to ensure annual compliance with the RPS. A hearing on the plan was held in September 2017. On October 17, 2017, the Hearing Examiner issued a recommended decision that PNM’s 2018 renewable energy procurement plan be approved by the NMPRC, except for the re-powering of Lightning Dock Geothermal and PNM’s request to procure 50 MW of new solar facilities. The Hearing Examiner recommended that the PPA for the output of energy from Lightning Dock Geothermal be terminated effective January 1, 2018. The Hearing Examiner also recommended that the 50 MW solar projects not be approved and that PNM be required to issue another all-renewables RFP within 10 days of the issuance of a final order allowing developers to utilize PNM-owned sites to construct facilities, the output from which facilities would be sold to PNM through PPAs. PNM strongly disagrees with the Hearing Examiner’s recommendations and believes they are unlawful and against the weight of evidence. Exceptions to the recommended decision are due on October 27, 2017. PNM will file its exceptions timely and will vigorously contest the Hearing Examiner’s proposals regarding Lightning Dock Geothermal and the requirement that PNM allow developers to construct renewable facilities on PNM-owned sites. PNM cannot predict the outcome of this matter.
PNM will continue to procure renewable resources while balancing the impact to customers’ electricity costs in order to meet New Mexico’s escalating RPS requirements.
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

PNMR has a long tradition of supporting the communities it serves in New Mexico and Texas. Through the PNM Resources Foundation, corporate giving, and widespread employee volunteerism, as well as PNM’s low income program, the Company demonstrates its core value of caring. In addition to the extensive engagement both PNM and TNMP have with nonprofits organizations in their communities, the PNM Resources Foundation provides more than $1 million each year across New Mexico and Texas. These grants help nonprofits collaborate more efficiently, become more energy efficient, and support community projects such as providing software coding camps for NM youths and funding murals in neighborhoods, as well as providing employee matching and volunteer grants. Almost 10% of the employee matching grants provided in 2017 have been used to support hurricane relief efforts. In addition, an “employee crisis fund” funded by the PNM Resources Foundation is currently being utilized by employees in the Texas Gulf Coast region to provide additional support to the communities that were impacted by Hurricane Harvey. In 2017, “A New Century of Service” grants, which celebrate PNM’s 100th anniversary, will fund community projects to build a better future for local communities.

PNM provides support for nonprofits in New Mexico focused in the areas of economic development, education, and environmental giving. During 2016, PNM provided $1.0 million to support these areas in communities within New Mexico. One of PNM’s most important outreach programs is tailored for low income customers. In 2016, PNM hosted 41 community events throughout its service territory to connect low-income customers with nonprofit community service providers offering support and help with such needs as water and gas utility bills, food, clothing, medical programs, services for seniors, and weatherization. PNM has hosted 30 similar events in the first nine months of 2017. Additionally, through its Good Neighbor Fund, PNM provided $0.5 million of assistance with electric bills to 3,770 families in 2016 and offered financial literacy training to further support customers.

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
Economic Factors
PNM – In the three and nine months ended September 30, 2017, PNM experienced decreases in weather normalized retail load of 0.9% and 0.7% compared to 2016, primarily due to decreased commercial and industrial sales, reflecting a continued sluggish economy in New Mexico. However, economic conditions in Albuquerque appear to be stabilizing and even improving in certain areas, as evidenced by continuing upticks in the number of residential housing sales and prices. The Albuquerque metro area is showing employment growth, but continues to be lower than the national average. Also, some of the previously announced successful economic development efforts, such as the selection of a site within PNM’s New Mexico service territory for a data center by Facebook Inc., appear to have started their hiring process. There also have been some expansions of existing businesses, particularly in healthcare, education, and professional services. The economy in New Mexico continues to have mixed indicators and experience softness that is driven primarily by low oil and natural gas prices. Although PNM does not serve the regions of the state that produce oil and gas, it is anticipated that the impacts of layoffs and the decrease in state royalty revenues will further soften the economies in PNM’s service territory, particularly in the Albuquerque metropolitan area and Santa Fe, as the state deals with budget shortfalls.
TNMP – In the nine months ended September 30, 2017, TNMP experienced an increase in volumetric weather normalized retail load of 1.7% compared to 2016 although load in the three months ended September 30, 2017 was unchanged. Most of TNMP’s industrial and larger commercial customers are billed based on their peak demand. Demand-based load increased 3.3% and 4.3% in the three and nine months ended September 30, 2017. The Texas economy continues to grow, primarily due to its diverse base, which helps compensate for the weakness in the energy sector, as well as offsetting some of the impacts of Hurricane Harvey. Because TNMP’s service territory is geographically dispersed and was largely on the edges of the storm, a smaller percentage of customers were impacted by the hurricane as compared to some other utilities. The relocation of some national and global corporate headquarters to the Dallas-Fort Worth area has led to growth in commercial customers and also contributes to growth in residential and small business customers. TNMP continues to add new transmission customers in its West Texas service territory where oil and gas production continues to grow.
Results of Operations
Net earnings attributable to PNMR were $134.2 million, or $1.67 per diluted share in the nine months ended September 30, 2017 compared to $92.0 million, or $1.15 per diluted share, in 2016. Among other things, earnings in the nine months ended September 30, 2017, as compared to 2016, benefited from additional revenues due to the rate increase approved in the NM 2015 Rate Case at PNM, higher revenues under FERC formula transmission rates and new transmission customers at PNM, rate increases and increased load at TNMP, lower plant maintenance costs at PNM, higher AFUDC due to higher levels of construction expenditures at PNM, excess tax benefits related to stock compensation recognized under a new accounting standard (Note 8), and PNM not having regulatory disallowances in 2017. These increases were partially offset by decreased load at PNM, milder weather at PNM and TNMP, lower revenue from NEC at PNM, increased depreciation and property taxes due to increased plant in service at PNM and TNMP and higher depreciation rates approved in PNM’s NM 2015 Rate Case, and lower interest income on the Westmoreland Loan and from the IRS, as well as the additional income taxes on increased earnings. Additional information on factors impacting results of operation for each segment is discussed under Results of Operations below.
 Liquidity and Capital Resources

PNMR and PNM have revolving credit facilities that expire in October 2021. The PNMR and PNM facilities have capacities of $300.0 million and $400.0 million through October 2020 and $290.0 million and $360.0 million from November 2020 through October 2021. Both facilities provide for short-term borrowings and letters of credit. In addition, PNM has a $50.0 million revolving credit facility, which expires in January 2018, with banks having a significant presence in New Mexico and TNMP has a $75.0 million revolving credit facility, which expires in September 2022. Total availability for PNMR on a consolidated basis was $635.0 million at October 20, 2017. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.

PNMR projects that its consolidated capital requirements, consisting of construction expenditures and dividends, will total $2,961.9 million for 2017-2021, including amounts expended through September 30, 2017. The construction expenditures include estimated amounts for environmental upgrades at Four Corners, the 30 MW of new solar capacity to supply power to a new data center being constructed by Facebook Inc., 50 MW of new solar facilities included in PNM’s 2018 renewable energy procurement plan, an anticipated expansion of PNM’s transmission system, and the initial costs of replacement resources related to the potential shutdown of SJGS Units 1 and 4 in 2022. See Note 12.

In July 2017, PNM entered into the $200.0 million PNM 2017 Term Loan Agreement and repaid the $175.0 million PNM 2016 Term Loan with part of the proceeds. Also in July 2017, PNM entered into the PNM 2017 Senior Unsecured Note Agreement, under which $450.0 million of the PNM 2018 SUNs are to be issued in 2018 and the proceeds will be used to repay $450.0 million of currently outstanding Senior Unsecured Notes on their maturity dates in 2018. After considering the effects of those financings, PNMR has consolidated maturities, mandatory remarketings, and other repayments of short-term and long-term debt aggregating $265.7 million in the period from October 1, 2017 through September 30, 2018 and $102.3 million in the remainder of 2018. Furthermore the $50.0 million PNM New Mexico Credit Facility expires in January 2018. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2017-2021 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Refer also to Disclosure Regarding Forward Looking Statements and to Part II, Item 1A. Risk Factors.

A summary of net earnings attributable to PNMR is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(In millions, except per share amounts)
Net earnings attributable to PNMR	$73.7	$54.4	$19.3	$134.2	$92.0	$42.2
Average diluted common and common equivalent shares	80.2	80.1	0.1	80.1	80.1	—
Net earnings attributable to PNMR per diluted share	$0.92	$0.68	$0.24	$1.67	$1.15	$0.52

The components of the change in net earnings attributable to PNMR are:

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
	(In millions)
PNM	$19.8	$43.1
TNMP	0.8	2.7
Corporate and Other	(1.4)	(3.7)
Net change	$19.3	$42.2

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

The following table summarizes the operating results for PNM:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(In millions)
Electric operating revenues	$327.3	$311.3	$16.0	$854.9	$780.2	$74.7
Cost of energy	82.4	88.6	(6.2)	246.6	222.4	24.2
Utility margin	244.9	222.7	22.2	608.3	557.9	50.4
Operating expenses	94.9	109.3	(14.4)	288.3	315.0	(26.7)
Depreciation and amortization	36.8	33.3	3.5	109.2	97.8	11.4
Operating income	113.3	80.1	33.2	210.7	145.1	65.6
Other income (deductions)	8.1	6.5	1.6	26.4	25.9	0.5
Interest charges	(20.5)	(22.2)	1.7	(62.4)	(66.5)	4.1
Segment earnings before income taxes	100.9	64.3	36.6	174.7	104.5	70.2
Income (taxes)	(35.6)	(19.3)	(16.3)	(58.9)	(32.1)	(26.7)
Valencia non-controlling interest	(4.5)	(4.0)	(0.5)	(11.5)	(11.0)	(0.5)
Preferred stock dividend requirements	(0.1)	(0.1)	—	(0.4)	(0.4)	—
Segment earnings	$60.7	$40.9	$19.8	$104.0	$60.9	$43.1

The following table shows total GWh sales, including the impacts of weather, by customer class and average number of customers:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2017	2016	Change	2017	2016	Change
	(Gigawatt hours, except customers)
Residential	978.5	967.9	1.1%	2,439.0	2,468.6	(1.2)%
Commercial	1,058.6	1,063.5	(0.5)	2,883.4	2,921.7	(1.3)
Industrial	218.4	223.9	(2.5)	640.5	658.8	(2.8)
Public authority	73.2	73.9	(0.9)	189.1	187.3	1.0
Economy energy service (1)	174.8	197.5	(11.5)	542.8	610.2	(11.0)
Firm-requirements wholesale (2)	22.1	100.1	(77.9)	65.5	324.7	(79.8)
Other sales for resale (3)	821.7	727.6	12.9	2,731.7	1,997.4	36.8
	3,347.3	3,354.4	(0.2)%	9,492.0	9,168.7	3.5%
Average retail customers (thousands)	522.3	519.0	0.6%	521.6	518.2	0.7%

(1) PNM purchases energy for a large customer on the customer’s behalf and delivers the energy to the customer’s location through PNM’s transmission system. PNM charges the customer for the cost of the energy as a direct pass through to the customer with only a minor impact in utility margin resulting from providing ancillary services.

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

Operating Results – Three months ended September 30, 2017 compared to 2016

The following table summarizes the significant changes to utility margin:

Three Months Ended September 30, 2017
Change
Utility margin:	(In millions)

Rate relief – Additional revenue due to rate increase approved by the NMPRC on September 28, 2016 and certain fuel costs being passed through the FPPAC	$20.1
Customer usage/load – PNM’s weather normalized retail KWh sales decreased 0.9%, primarily in commercial and industrial sales	(1.7)
Weather – Warmer weather; cooling degree days were 3.7% higher	2.0
Transmission – Higher revenues under formula transmission rates and addition of new customers	4.4
Wholesale contracts – Primarily due to NEC (Note 12)	(2.0)
Unregulated margin – Higher hedged prices for PVNGS Unit 3 power sales	1.3
Net unrealized economic hedges – Primarily related to hedges of PVNGS Unit 3 power sales	(2.9)
Other	1.0
Net Change	$22.2

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended September 30, 2017
Change
Operating expenses:	(In millions)

2016 regulatory disallowance due to the NMPRC’s September 28, 2016 order in PNM’s NM 2015 Rate Case (Note 12)	$(11.3)
2016 regulatory disallowance due to change in estimated write-offs associated with the SJGS BART determination and ownership restructuring (Note 11)	(5.2)
Higher capitalized administrative and general expenses due to higher construction spending	(0.3)
Lower employee related expenses and outside consulting costs	(0.3)
Higher allocated corporate depreciation, primarily related to computer software	1.7
Higher plant maintenance costs	1.0
Net Change	$(14.4)

Three Months Ended September 30, 2017
Change
Depreciation and amortization:	(In millions)

Higher depreciation rates approved by the NMPRC in PNM’s 2015 NM Rate Case	$2.5
Increased utility plant in service	1.2
Other	(0.2)
Net Change	$3.5

Other income (deductions):

Higher equity AFUDC, primarily due to increased levels of construction expenditures	$1.7
Higher gains on available-for-sale securities in the NDT and coal mine reclamation trusts	0.9
Lower trust expenses related to the NDT and coal mine reclamation trusts, partially offset by higher interest income	0.2
Lower income from “refined coal” (a third-party pre-treatment process); income is now passed through to customers as ordered in PNM’s NM 2015 Rate Case	(1.3)
Other	0.1
Net Change	$1.6

Interest charges:

Lower interest on $146.0 million of PCRBs refinanced in September 2016	$0.9
Lower interest on $57.0 million of PCRBs refinanced in June 2017	0.2
Lower short term debt borrowings	0.3
Higher debt AFUDC as a result of higher construction spending	0.5
Other	(0.2)
Net Change	$1.7

Income taxes:

Increase due to higher segment earnings before income taxes	$(14.0)
2016 regulatory recovery of prior year impairment of state net operating loss carryforward	(2.1)
Decrease due to excess tax benefits related to stock compensation awards (Note 8)	0.1
Other	(0.3)
Net Change	$(16.3)

Operating Results – Nine months ended September 30, 2017 compared to 2016

The following table summarizes the significant changes to utility margin:

Nine Months Ended September 30, 2017
Change
Utility margin:	(In millions)

Rate relief – Additional revenue due to rate increase approved by the NMPRC on September 28, 2016 and certain fuel costs being passed through the FPPAC	$51.9
Customer usage/load – PNM’s weather normalized retail KWh sales decreased 0.7%, primarily in commercial and industrial sales	(2.7)
Weather – Milder weather; heating degree days were 12.2% lower, partially offset by higher cooling degree days of 1.5%	(2.1)
Leap Year – Decrease in revenue due to additional day in 2016	(1.6)
Transmission – Higher revenues under formula transmission rates and addition of new customers	8.3
Wholesale contracts – Primarily due to NEC (Note 12)	(7.1)
Unregulated margin – Higher hedged prices for PVNGS Unit 3 power sales	3.1
Rate riders – Includes renewable energy and energy efficiency riders	(1.4)
Net unrealized economic hedges – Primarily related to hedges of PVNGS Unit 3 power sales	1.3
Other	0.7
Net Change	$50.4

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Nine Months Ended September 30, 2017
Change
Operating expenses:	(In millions)

2016 regulatory disallowance due to the NMPRC’s September 28, 2016 order in PNM’s NM 2015 Rate Case (Note 12)	$(11.3)
2016 regulatory disallowance due to change in estimated write-offs associated with the SJGS BART determination and ownership restructuring (Note 11)	(5.9)
Lower plant maintenance costs	(9.3)
Lower employee related expenses and outside consulting costs	(3.9)
Lower rent expense associated with PVNGS leases (Note 6)	(0.9)
Higher capitalized administrative and general expenses due to higher construction spending	(0.9)
Lower bad debt expense, primarily related to the bankruptcy of an industrial customer in 2016	(0.4)
Higher allocated corporate depreciation, primarily related to computer software	4.4
Training costs associated with new software implementation	1.1
Higher property taxes due to increased utility plant in service	0.6
Higher environmental expenses	0.5
Other	(0.7)
Net Change	$(26.7)

Depreciation and amortization:

Higher depreciation rates approved by the NMPRC in PNM’s 2015 NM Rate Case	$6.1
Increased utility plant in service	5.9
Other	(0.6)
Net Change	$11.4

Other income (deductions):

Higher equity AFUDC, primarily due to increased levels of construction expenditures	$3.3
Higher gains on available-for-sale securities in the NDT and coal mine reclamation trusts	2.4
Higher interest income related to the NDT and coal mine reclamation trusts, partially offset by lower trust expenses	0.4
Interest income from third party transmission service provider due to FERC ruling	1.0
Lower income from “refined coal” (a third-party pre-treatment process); income is now passed through to customers as ordered in PNM’s NM 2015 Rate Case	(3.8)
2016 interest income from IRS, net of related expenses (Note 13)	(2.9)
Other	0.1
Net Change	$0.5

Nine Months Ended September 30, 2017
Change
Interest charges:	(In millions)

Lower interest on $146.0 million of PCRBs refinanced in September 2016	$2.6
Lower interest on $57.0 million of PCRBs refinanced in June 2017	0.3
Lower short term debt borrowings	0.7
Higher debt AFUDC as a result of higher construction spending	0.4
Other	0.1
Net Change	$4.1

Income taxes:

Increase due to higher segment earnings before income taxes	$(27.1)
Regulatory recovery of prior year impairment of state net operating loss carryforward due to the NMPRC’s September 28, 2016 order in PNM’s NM 2015 Rate Case (Note 12)	(2.1)
Impacts of phased-in reduction in New Mexico corporate income tax rates	0.8
Decrease due to excess tax benefits related to stock compensation awards (Note 8)	1.7
Net Change	$(26.7)

TNMP

TNMP’s utility margin is defined as electric operating revenues less cost of energy, which consists of costs charged by third-party transmission providers. TNMP believes that utility margin provides a more meaningful basis for evaluating operations than electric operating revenues since all third-party transmission costs are passed on to consumers through a transmission cost recovery factor.

The following table summarizes the operating results for TNMP:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(In millions)
Electric operating revenues	$92.6	$89.1	$3.5	$257.5	$246.5	$11.0
Cost of energy	21.4	20.2	1.2	64.2	60.1	4.1
Utility margin	71.3	68.9	2.4	193.3	186.4	6.9
Operating expenses	25.4	24.2	1.2	72.2	70.3	1.9
Depreciation and amortization	16.4	16.4	—	47.4	45.8	1.6
Operating income	29.5	28.4	1.1	73.7	70.3	3.4
Other income (deductions)	1.2	0.9	0.3	2.4	2.1	0.3
Interest charges	(7.7)	(7.3)	(0.4)	(22.6)	(22.2)	(0.4)
Segment earnings before income taxes	23.0	21.9	1.1	53.5	50.3	3.2
Income (taxes)	(8.3)	(8.1)	(0.2)	(19.0)	(18.5)	(0.5)
Segment earnings	$14.7	$13.9	$0.8	$34.5	$31.8	$2.7

The following table shows total sales, including the impacts of weather, by retail tariff consumer class and average number of consumers:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2017	2016	Change	2017	2016	Change
Volumetric load (1) (GWh)
Residential	983.8	1,032.5	(4.7)%	2,295.2	2,314.2	(0.8)%
Commercial and other	8.2	10.8	(24.1)	25.8	32.6	(20.9)
Total volumetric load	992.0	1,043.3	(4.9)%	2,321.0	2,346.8	(1.1)%
Demand-based load (2) (MW)	4,443.6	3,968.5	12.0%	12,359.8	11,392.5	8.5%
Average retail consumers (thousands) (3)	249.0	245.9	1.3%	247.9	244.9	1.2%

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

Operating Results – Three months ended September 30, 2017 compared to 2016

The following table summarizes the significant changes to utility margin:

Three Months Ended September 30, 2017
Change
Utility margin:	(In millions)

Rate relief – Transmission cost of service rate increases in September 2016, March 2017, and September 2017	$1.8
Retail customer usage/load – Weather normalized usage per retail customer decreased 1.3%; the average number of retail consumers increased 1.3%	(0.1)
Demand based customer usage/load – Higher demand-based revenues for large commercial and industrial retail consumers; billed demand, excluding retail transmission customers, increased 3.3%	1.9
Wholesale transmission load – Increased coincidental peak load for third-party transmission customers	0.3
Weather – Milder weather in 2017; cooling degree days were 7.6% lower in 2017	(1.1)
Other	(0.4)
Net Change	$2.4

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended September 30, 2017
Change
Operating expenses:	(In millions)

Higher allocated corporate depreciation, primarily related to computer software	$0.6
Higher outside consulting costs, including vegetation management	0.6
Lower capitalization of administrative and general expenses due to lower construction expenditures	0.5
Higher costs that are collected through rate riders	0.2
Higher property taxes due to increased utility plant in service	0.2
2016 lease abandonment costs associated with building consolidation efforts	(1.0)
Other	0.1
Net Change	$1.2

Depreciation and amortization:

Increased utility plant in service	$0.8
Reduced CTC amortization and AMS depreciation	(0.7)
Other	(0.1)
Net Change	$—

Other income (deductions):

Higher contributions in aid of construction	$0.2
Other	0.1
Net Change	$0.3

Interest charges:

Increase due to issuance of $60.0 million of long-term debt in August 2017	$(0.2)
Increase due to higher short-term borrowings	(0.1)
Other	(0.1)
Net Change	$(0.4)

Income taxes:

Increase due to higher segment earnings before income taxes	$(0.4)
Decrease due to excess tax benefits related to stock compensation awards (Note 8)	0.1
Other	0.1
Net Change	$(0.2)

Operating Results – Nine months ended September 30, 2017 compared to 2016

The following table summarizes the significant changes to utility margin:

Nine Months Ended September 30, 2017
Change
Utility margin:	(In millions)

Rate relief – Transmission cost of service rate increases in March 2016, September 2016, March 2017, and September 2017	$4.7
Retail customer usage/load – 1.7% increase in weather normalized retail KWh sales, primarily related to the residential class; the average number of retail consumers increased 1.2%	0.9
Demand based customer usage/load – Higher demand-based revenues for large commercial and industrial retail consumers; billed demand, excluding retail transmission customers increased 4.3%	3.3
Wholesale transmission load – Increased coincidental peak load for third-party transmission customers	0.9
Rate riders – Impacts of rate riders, including the AMS surcharge, CTC surcharge, energy efficiency rider, and transmission cost recovery factor	(1.4)
Weather – Milder weather in 2017; heating degree days were 35.8% lower	(1.4)
Other	(0.1)
Net Change	$6.9

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Nine Months Ended September 30, 2017
Change
Operating expenses:	(In millions)

Higher allocated corporate depreciation, primarily related to computer software	$1.5
Higher property taxes due to increased utility plant in service	0.7
Training costs associated with new software implementation	0.4
2016 lease abandonment costs associated with building consolidation efforts	(1.0)
Other	0.3
Net Change	$1.9

Depreciation and amortization:

Increased utility plant in service	$2.2
Reduced CTC amortization and AMS depreciation	(0.6)
Net Change	$1.6

Nine Months Ended September 30, 2017
Change
Other income (deductions):	(In millions)

Higher contribution in aid of construction	$0.2
2016 interest income from IRS, net of related expenses (Note 13)	(0.3)
Other	0.4
Net Change	$0.3

Interest charges:

Increase due to the issuance of $60.0 million of long-term debt in February 2016	$(0.2)
Increase due to the issuance of $60.0 million long-term debt in August 2017	(0.2)
Net Change	$(0.4)

Income taxes:

Increase due to higher segment earnings before income taxes	$(1.1)
Decrease due to excess tax benefits related to stock compensation awards (Note 8)	0.6
Net Change	$(0.5)

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(In millions)
Total revenues	$—	$—	$—	$—	$—	$—
Cost of energy	—	—	—	—	—	—
Utility margin	—	—	—	—	—	—
Operating expenses	(5.4)	(3.0)	(2.4)	(15.3)	(9.3)	(6.0)
Depreciation and amortization	5.6	3.4	2.2	16.2	10.3	5.9
Operating income (loss)	(0.2)	(0.3)	0.1	(0.9)	(1.0)	0.1
Other income (deductions)	1.3	2.9	(1.6)	5.0	8.4	(3.4)
Interest charges	(4.0)	(2.9)	(1.1)	(11.1)	(8.5)	(2.6)
Segment earnings (loss) before income taxes	(2.9)	(0.4)	(2.5)	(7.1)	(1.2)	(5.9)
Income (taxes) benefit	1.2	0.1	1.1	2.7	0.5	2.2
Segment earnings (loss)	$(1.7)	$(0.3)	$(1.4)	$(4.4)	$(0.7)	$(3.7)

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

Operating Results – Three months ended September 30, 2017 compared to 2016

The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Three Months Ended September 30, 2017
Change
Other income (deductions):	(In millions)

Decrease in interest income on the Westmoreland Loan (Note 11)	$(1.3)
Other	(0.3)
Net Change	$(1.6)

Interest charges:

Issuance of the $100.0 million 2016 Two-Year Term Loan in December 2016	$(0.6)
Issuance of the $100.0 million 2016 One-Year Term Loan in December 2016	(0.5)
Higher short term borrowings and interest rates	(0.8)
Repayment of a $150.0 million PNMR term loan in December 2016	0.5
Decrease in interest expense on the BTMU Loan Agreement (Note 9)	0.4
Other	(0.1)
Net Change	$(1.1)

Income taxes:

Increase in benefit due to change in segment earnings (loss) before income taxes	$1.0
Other	0.1
Net Change	$1.1

Operating Results – Nine months ended September 30, 2017 compared to 2016

The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Nine Months Ended September 30, 2017
Change
Other income (deductions):	(In millions)

Decrease in interest income on the Westmoreland Loan (Note 11)	$(3.0)
2016 interest income from IRS, net of related expenses (Note 13)	(0.8)
2016 costs paid by PNMR Development related to obligations under the SJGS restructuring agreement	0.6
Other	(0.2)
Net Change	$(3.4)

Nine Months Ended September 30, 2017
Change
Interest charges:	(In millions)

Issuance of the $100.0 million 2016 Two-Year Term Loan in December 2016	$(1.5)
Issuance of the $100.0 million 2016 One-Year Term Loan in December 2016	(1.4)
Higher short term borrowings and interest rates	(1.9)
Repayment of a $150.0 million PNMR term loan in December 2016	1.5
Decrease in interest expense on the BTMU Loan Agreement (Note 9)	0.8
Other	(0.1)
Net Change	$(2.6)

Income taxes:

Increase in benefit due to change in segment (earnings) loss before income taxes	$2.3
Impacts of phased-in reduction in New Mexico corporate income tax rates	(0.2)
Other	0.1
Net Change	$2.2

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the nine months ended September 30, 2017 compared to September 30, 2016 are summarized as follows:

	Nine Months Ended September 30,
	2017	2016	Change
	(In millions)
Net cash flows from:
Operating activities	$417.3	$321.0	$96.3
Investing activities	(329.0)	(604.8)	275.8
Financing activities	(49.7)	245.4	(295.1)
Net change in cash and cash equivalents	$38.6	$(38.4)	$77.0

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
Cash Flows from Investing Activities
The changes in PNMR’s cash flows from investing activities relate primarily to changes in utility plant additions. Cash flows from investing activities also include activity related to the Westmoreland Loan. Major components of PNMR’s cash inflows and (outflows) from investing activities are shown below:

	Nine Months Ended September 30,
	2017	2016	Change
Cash (Outflows) for Utility Plant Additions	(In millions)
PNM:
Generation	$(36.6)	$(67.8)	$31.2
Transmission and distribution	(124.6)	(89.4)	(35.2)
Purchase of previously leased capacity in PVNGS Unit 2	—	(163.3)	163.3
Four Corners SCRs	(24.7)	(33.1)	8.4
Nuclear fuel	(20.6)	(24.1)	3.5
	(206.5)	(377.7)	171.2

TNMP:
Transmission	(54.7)	(42.3)	(12.4)
Distribution	(51.1)	(41.5)	(9.6)
AMS	(1.1)	(9.2)	8.1
	(106.9)	(93.0)	(13.9)

Corporate and Other:
Computer hardware and software	(25.3)	(31.7)	6.4
PNMR Development utility plant additions	(14.7)	(0.1)	(14.6)
	(40.0)	(31.8)	(8.2)
	$(353.4)	$(502.5)	$149.1

Cash Inflows (Outflows) on the Westmoreland Loan
Loan origination	$—	$(122.3)	$122.3
Principal payments	28.8	15.0	13.8
	$28.8	$(107.3)	$136.1
Cash Flow from Financing Activities
The changes in PNMR’s cash flows from financing activities include:

•	Short-term borrowings decreased $20.6 million in 2017 compared to an increase of $105.3 million in 2016, resulting in a net decrease in cash flows from financing activities of $125.9 million

•	PNM successfully remarketed $57.0 million of PCRBs in 2017 and $146.0 million of PCRBs in 2016

•
In 2016, PNM borrowed $175.0 million under the PNM 2016 Term Loan Agreement utilizing the proceeds to prepay a $125.0 million term loan; in 2017, PNM borrowed $200.0 million under the PNM 2017 Term Loan Agreement utilizing the proceeds to repay the $175.0 million PNM 2016 Term Loan Agreement

•
TNMP issued $60.0 million of 3.22% first mortgage bonds in 2017 and $60.0 million of 3.53% first mortgage bonds in 2016 utilizing the proceeds to reduce short-term debt and intercompany debt and for general corporate purposes

•
NM Capital borrowed $122.5 million under the BTMU Term Loan Agreement in 2016 and used the proceeds to provide funds for the Westmoreland Loan; in accordance with the BTMU Term Loan Agreement, NM Capital made principal payments of $31.3 million in 2017 compared to $17.2 million in 2016

Financing Activities

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

As discussed in Note 11, NM Capital, a wholly-owned subsidiary of PNMR, entered into the $125.0 million BTMU Term Loan Agreement, among NM Capital, The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), as lender, and BTMU, as Administrative Agent. The BTMU Term Loan Agreement has a maturity of February 1, 2021 and bears interest at a rate based on LIBOR plus a customary spread, which aggregated 4.06% at September 30, 2017. The principal balance outstanding under the BTMU Term Loan Agreement was $60.9 million at September 30, 2017. PNMR, as parent company of NM Capital, has guaranteed NM Capital’s obligations to BTMU. NM Capital utilized the proceeds of the BTMU Term Loan Agreement to provide funding for the $125.0 million Westmoreland Loan to a ring-fenced, bankruptcy-remote, special-purpose entity, which is a subsidiary of Westmoreland, to finance Westmoreland’s purchase of SJCC.

On October 21, 2016, PNMR entered into letter of credit arrangements with JPMorgan Chase Bank, N.A. (the “JPM LOC Facility”) under which letters of credit aggregating $30.3 million were issued to facilitate the posting of reclamation bonds, which SJCC is required to post in connection with permits relating to the operation of the San Juan mine (Note 11).

At December 31, 2016, PNM had $37.0 million of outstanding PCRBs, which have a final maturity of June 1, 2040, and $20.0 million of outstanding PCRBs which have a final maturity of June 1, 2042. These PCRBs were subject to mandatory tender for remarketing on June 1, 2017 and were successfully remarketed on that date. Both series are now subject to mandatory tender for remarketing on June 1, 2022.

On June 14, 2017, TNMP entered into an agreement, which provided that TNMP would issue $60.0 million aggregate principal amount of 3.22% first mortgage bonds on or about August 25, 2017. TNMP issued the 2017 Series A Bonds on August 24, 2017 and used the proceeds to reduce short-term and intercompany debt and for general corporate purposes.

On July 20, 2017, PNM entered into a $200.0 million term loan agreement (the “PNM 2017 Term Loan Agreement”), which bears interest at a variable rate and must be repaid on or before January 18, 2019. PNM used the proceeds of the PNM 2017 Term Loan Agreement to prepay the $175.0 million PNM 2016 Term Loan Agreement, which was to mature on November 17, 2017, and to reduce short-term borrowings.

On July 28, 2017, PNM entered into the PNM 2017 Senior Unsecured Note Agreement with institutional investors for the sale of $450.0 million aggregate principal amount of eight series of Senior Unsecured Notes (the “PNM 2018 SUNs”) offered in private placement transactions. PNM has agreed to issue $350.0 million of the PNM 2018 SUNs (at fixed annual interest rates ranging from 3.15% to 4.50% for terms between 5 and 30 years) on or about May 15, 2018 and $100.0 million of the PNM 2018 SUNs (at fixed annual interest rates of 3.78% and 4.60% for terms of 10 and 30 years) on or about August 1, 2018. The issuances of the PNM 2018 SUNs are subject to the satisfaction of customary conditions. PNM will use the gross proceeds from the PNM 2018 SUNs to pay $350.0 million of PNM’s 7.95% Senior Unsecured Notes that mature on May 15, 2018 and $100.0 million of PNM’s 7.50% Senior Unsecured Notes that mature on August 1, 2018.

On September 25, 2017, the TNMP Revolving Credit Facility, which has a financing capacity of $75.0 million, was amended and restated to extend its maturity from September 18, 2018 to September 23, 2022.

At September 30, 2017, variable interest rates were 2.14% for the $150.0 million PNMR 2015 Term Loan Agreement, 2.09% for the $100.0 million PNMR 2016 One-Year Term Loan, 2.19% for the $100.0 million PNMR 2016 Two-Year Term Loan, and 1.97% for the $200.0 million PNM 2017 Term Loan Agreement.

PNMR has a hedging agreement whereby it effectively established a fixed interest rate of 1.927%, subject to change if there is a change in PNMR’s credit rating, for borrowings under the PNMR 2015 Term Loan Agreement for the period from January 11, 2016 through March 9, 2018. In 2017, PNMR entered into three separate four-year hedging agreements whereby it effectively established fixed interest rates on three separate tranches, each of $50.0 million, of its variable rate debt. The hedging agreements effectively fix interest rates on the aggregate $150.0 million of short-term debt at rates of 1.926%, 1.823%, and 1.629%, plus customary spreads over LIBOR, and are subject to changes if there is a change in PNMR’s credit rating. The Finance Committee of the Board has authorized management to enter into additional transactions to hedge against exposure to changes in interest rates on its variable rate debt of up to an additional notional amount of $150.0 million.

Capital Requirements

PNMR’s total capital requirements consist of construction expenditures and cash dividend requirements for PNMR common stock and PNM preferred stock. Key activities in PNMR’s current construction program include:

•	Upgrading generation resources, including expenditures for compliance with environmental requirements and for renewable energy resources

•	Expanding the electric transmission and distribution systems

•	Purchasing nuclear fuel

Projected capital requirements, including amounts expended through September 30, 2017, are:

	2017	2018-2021	Total
	(In millions)
Construction expenditures	$526.9	$2,046.1	$2,573.0
Dividends on PNMR common stock	77.3	309.0	386.3
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$604.7	$2,357.2	$2,961.9
The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include environmental upgrades of $42.9 million at Four Corners, $44.3 million for 30 MW of new solar capacity to supply power to a new data center being constructed by Facebook Inc., $72.8 million related to PNM’s request for NMPRC approval to procure 50 MW of new solar facilities included in PNM’s 2018 renewable energy procurement plan, approximately $200 million for an anticipated expansion of PNM’s transmission system, and approximately $100 million in 2021 for the initial costs of replacement resources related to the potential shutdown of SJGS Units 1 and 4 in 2022. See Note 12. Expenditures for environmental upgrades are estimated to be $35.0 million in 2017, including amounts expended through September 30, 2017. See Note 11 and Commitments and Contractual Obligations below. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to be able to pay dividends to PNMR. Note 5 of the Notes to Consolidated Financial Statements in the 2016 Annual Reports on Form 10-K describes regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.
During the nine months ended September 30, 2017, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and the borrowings discussed in Financing Activities above.

In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt and term loans that must be paid or refinanced at maturity. The $100.0 million PNMR 2016 One-Year Term Loan matures on December 21, 2017, the $150.0 million PNMR 2015 Term Loan Agreement matures on March 9, 2018, $350.0 million of PNM Senior Unsecured Notes mature on May 15, 2018, and $100.0 million of PNM Senior Unsecured Notes mature on August 1, 2018. As described above, PNM entered into the PNM 2017 Senior Unsecured Note Agreement on July 28, 2017. Proceeds from the $450.0 million of the PNM 2018 SUNs to be issued under that agreement will be used to repay the Senior Unsecured Notes that mature on May 15, 2018 and August 1, 2018. The BTMU Term Loan Agreement requires that NM Capital utilize all amounts, less taxes and fees, it receives under the Westmoreland Loan to repay the BTMU Term Loan Agreement. Based on scheduled payments on the Westmoreland Loan, NM Capital estimates it will make principal payments of $15.7 million on the BTMU Term Loan Agreement in the twelve months ended September 30, 2018. The Company has additional long-term debt of $102.3 million that matures from October 2018 through December 2018. Note 6 of the Notes to Consolidated Financial Statements in the 2016 Annual Reports on Form 10-K contains additional information about the maturities of long-term debt. PNMR and PNM anticipate that funds to repay these long-term debt maturities and term loans will come from entering into new arrangements similar to the existing agreements, borrowing under their revolving credit facilities, issuance of new long-term debt, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.

Liquidity
PNMR’s liquidity arrangements include the PNMR Revolving Credit Facility, the PNM Revolving Credit Facility, and the TNMP Revolving Credit Facility. The PNMR and PNM facilities have capacities of $300.0 million and $400.0 million through October 2020 and $290.0 million and $360.0 million from November 2020 through October 2021. The $75.0 million TNMP Revolving Credit Facility matures on September 23, 2022. PNM also has the $50.0 million PNM New Mexico Credit Facility, which expires in January 2018. The Company believes the terms and conditions of these facilities are consistent with those of other investment grade revolving credit facilities in the utility industry.  The Company expects that it will be able to extend or replace these credit facilities under similar terms and conditions prior to their expirations.
The revolving credit facilities and the PNM New Mexico Credit Facility provide short-term borrowing capacity. The revolving credit facilities also allow letters of credit to be issued. Letters of credit reduce the available capacity under the facilities. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. The Company’s business is seasonal with more revenues and cash flows from operations being generated in the summer months. In general, the Company relies on the credit facilities to be the initial funding source for construction expenditures. Accordingly, borrowings under the facilities may increase over time. Depending on market and other conditions, the Company will periodically sell long-term debt and use the proceeds to reduce the borrowings under the credit facilities. Information regarding the range of borrowings for each facility is as follows:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
Range of Borrowings	Low	High	Low	High
	(In millions)
PNM:
PNM Revolving Credit Facility	$—	$40.1	$—	$65.0
PNM New Mexico Credit Facility	—	10.0	—	26.0
TNMP Revolving Credit Facility	—	52.0	—	53.0
PNMR Revolving Credit Facility	159.2	235.3	111.8	235.3
At September 30, 2017, the average interest rate was 2.49% for the PNMR Revolving Credit Facility. There were no borrowings under the PNM Revolving Credit Facility, the PNM New Mexico Credit Facility, or the TNMP Revolving Credit Facility at September 30, 2017.
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
Information concerning the credit ratings for PNMR, PNM, and TNMP was set forth under the heading Liquidity in the MD&A contained in the 2016 Annual Reports on Form 10-K. As of October 20, 2017, ratings on the Company’s securities were as follows:

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

A summary of liquidity arrangements as of October 20, 2017 is as follows:

	PNMR Separate	PNM Separate	TNMP Separate	PNMR Consolidated
	(In millions)
Financing capacity:
Revolving credit facility	$300.0	$400.0	$75.0	$775.0
PNM New Mexico Credit Facility	—	50.0	—	50.0
Total financing capacity	$300.0	$450.0	$75.0	$825.0

Amounts outstanding as of October 20, 2017:
Revolving credit facility	$175.1	$—	$5.9	$181.0
PNM New Mexico Credit Facility	—	—	—	—
Letters of credit	6.4	2.5	0.1	9.0

Total short-term debt and letters of credit	181.5	2.5	6.0	190.0

Remaining availability as of October 20, 2017	$118.5	$447.5	$69.0	$635.0
Invested cash as of October 20, 2017	$1.5	$50.5	$—	$52.0
In addition to the above, PNMR had $30.3 million of letters of credit outstanding under the JPM LOC Facility. The above table excludes intercompany debt. As of October 20, 2017, PNM and TNMP had no intercompany borrowings from PNMR. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.
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

	September 30, 2017	December 31, 2016
PNMR
PNMR common equity	41.8%	41.1%
Preferred stock of subsidiary	0.3%	0.3%
Long-term debt	57.9%	58.6%
Total capitalization	100.0%	100.0%

PNM
PNM common equity	47.5%	46.0%
Preferred stock	0.4%	0.4%
Long-term debt	52.1%	53.6%
Total capitalization	100.0%	100.0%

TNMP
Common equity	55.4%	58.5%
Long-term debt	44.6%	41.5%
Total capitalization	100.0%	100.0%

OTHER ISSUES FACING THE COMPANY

Climate Change Issues

Background
In 2016, GHG associated with PNM’s interests in its fossil-fueled generating plants included approximately 6.6 million metric tons of CO2, which comprises the vast majority of PNM’s GHG.  By comparison, the total GHG in the United States in 2015, the latest year for which EPA has published this data, were approximately 6.6 billion metric tons, of which approximately 5.4 billion metric tons were CO2.
PNM has several programs underway to reduce or offset GHG from its resource portfolio, thereby reducing its exposure to climate change regulation. See Note 12. PNM owns utility-scale solar generation with a total generation capacity of 107 MW. Since 2003, PNM has purchased the entire output of New Mexico Wind, which has an aggregate capacity of 204 MW, and, si nce January 2015, has purchased the full output of Red Mesa Wind, which has an aggregate capacity of 102 MW. PNM has a 20-year PPA for the output of Lightning Dock Geothermal, which began providing power to PNM in January 2014. The current capacity of the geothermal facility is 4 MW. On June 1, 2017, PNM filed its 2018 renewable energy procurement plan (Note 12). PNM is requesting approval to procure an additional 80 GWh in 2019 and 105 GWh in 2020 from a re-powering of New Mexico Wind; approval to procure an additional 55 GWh in 2019 and 77 GWh in 2020 from a re-powering of Lightning Dock Geothermal; and approval to procure 50 MW of new solar facilities to be constructed beginning in 2018. Additionally, PNM has a customer distributed solar generation program that represented 81.6 MW at September 30, 2017. PNM’s distributed solar programs will reduce PNM’s annual production from fossil-fueled electricity generation by about 180 GWh. PNM offers its customers a comprehensive portfolio of energy efficiency and load management programs, with a budget of $26.0 million for the 2017 program year. These programs saved approximately 82 GWh of electricity in 2016. Over the next 20 years, PNM projects energy efficiency and load management programs will provide the equivalent of approximately 9,600 GWh of electricity, which will avoid at least 5.2 million metric tons of CO2 based upon projected emissions from PNM’s system-wide resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in demand for electricity, and complex relationships between those variables.

For the past several years, management has identified multiple risks and opportunities related to climate change, including potential environmental regulation, technological innovation, and availability of fuel and water for operations, as among the most significant risks facing the Company. Accordingly, these risks are overseen by the full Board in order to facilitate more integrated risk and strategy oversight and planning. Board oversight includes understanding the various challenges and opportunities presented by these risks, including the financial consequences that might result from potential federal and/or state regulation of GHG; plans to mitigate the risks; and the impacts these risks may have on the Company’s strategy. In addition, the Board approves certain PNM investments in environmental equipment and grid modernization technologies.
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
As of December 31, 2016, approximately 70.7% of PNM’s generating capacity, including resources owned, leased, and under PPAs, all of which is located within the United States, consisted of coal or gas-fired generation that produces GHG. Based on current forecasts, the Company expects its output of GHG from existing sources will decrease in the near-term. Many factors affect the amount of GHG emitted, including plant performance and the availability of renewable resources. For example, between 2007 and 2016, production from New Mexico Wind has varied from a high of 580 GWh in 2011 to a low of 405 GWh in 2014. Variations are primarily due to how much and how often the wind blows. In addition, if PVNGS experienced prolonged outages or if PNM’s entitlement from PVNGS were reduced, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG. As described in Note 11, PNM received approval for the December 31, 2017 shutdown of SJGS Units 2 and 3 as part of its strategy to address the regional haze requirements of the CAA. Based on 2016 data, the shutdown of Units 2 and 3 would result in a reduction of GHG for the entire station of approximately 50%, including an overall reduction of approximately 40% of GHG from the Company’s owned interests. In addition, as discussed in Note 12, PNM’s 2017 IRP indicates exiting ownership in the remaining SJGS units in 2022 and Four Corners in 2031 would provide long-term cost savings to its customers and would further reduce PNM’s GHG.
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
PNM’s service areas occasionally experience periodic high winds, forest fires, and severe thunderstorms. TNMP has operations in the Gulf Coast area of Texas, which experiences periodic hurricanes and drought conditions. In addition to potentially causing physical damage to Company-owned facilities, which disrupts the ability to transmit and/or distribute energy, weather and other events of nature can temporarily reduce customers’ usage and demand for energy. During the third quarter of 2017, Hurricanes Harvey and Irma had significant impacts on the Gulf Coast region, including certain areas serviced by TNMP. While neither hurricane had a significant impact on TNMP’s facilities, the hurricanes impacted customer usage and could impact future usage or create resource constraints that could delay or disrupt the supply of materials necessary to maintain historical levels of system reliability.
Changes in the climate are generally not expected to have material consequences to the Company in the near-term. The Company cannot anticipate or predict the potential long-term effects of climate change or climate change related regulation on its assets and operations.

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

EPA’s final rule to limit GHG from new, modified, and reconstructed power plants establishes standards based upon certain, specific conditions. For newly constructed and reconstructed base load natural gas-fired stationary combustion turbines, EPA finalized a standard of 1,000 lbs CO2/MWh-gross based on efficient natural gas combined cycled technology as the best system of emissions reductions (“BSER”). Alternatively, owners and operators of base load natural gas-fired combustion turbines may elect to comply with a standard based on an output of 1,030 lbs CO2/MWh-net. A new source is any newly constructed fossil fuel-fired power plant that commenced construction after January 8, 2014.

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

Most notably, the order directs EPA to immediately review and, if appropriate and consistent with law, suspend, revise, or rescind (1) the Clean Power Plan, (2) the NSPS for GHG from new, reconstructed or modified electric utilities, (3) the Proposed Clean Power Plan Model Trading Rules, (4) the Legal Memorandum supporting the Clean Power Plan, and (5) the NSPS for Oil & Natural Gas Sector. The Order disbands the Interagency Working Group on the Social Cost of Greenhouse Gases, rescinds all documents developed by that group as “no longer representative of government policy,” and directs agencies to evaluate costs consistent with a 2003 memorandum from the Office of Management and Budget. In addition, the order repeals the moratorium on new leases for coal mined from federal lands. Finally, it requires EPA and the Department of Justice to work with the US Attorney General to put on hold any litigation regarding any of the regulations the order addresses. Subsequently, EPA and the Department of Justice filed a motion in the DC Circuit seeking to hold the Clean Power Plan case in abeyance. The DC Circuit granted EPA’s request, has held the litigation in abeyance, and has not yet ruled on the case.

On October 10, 2017, the EPA Administrator signed a NOPR to repeal the Clean Power Plan. The notice proposes a legal interpretation concluding that the Clean Power Plan exceeds EPA’s statutory authority. The NOPR was published in the Federal Register on October 16, 2017, starting a 60-day public comment period. Any final rule will be subject to legal challenge and judicial review. EPA indicated it has not determined whether it will promulgate a new rule under section 111(d) or what form a new rule would take. EPA is evaluating whether it is appropriate to replace the rule and will seek feedback from the public on crafting a replacement at a later date.

PNM is unable to predict the impact to the Company of this Executive Order or the potential repeal of the Clean Power Plan. It is uncertain the direction EPA will take, if any, to replace the existing rule. If a future regulation limiting GHG from fossil-fueled EGUs is adopted, such regulations would impact PNM’s existing and future fossil-fueled EGUs. The existing Carbon Pollution Standards covering new sources will also impact PNM’s generation fleet although that rule is also under review by EPA. Impacts could result in requirements for investments in additional renewables and energy efficiency programs, efficiency improvements, and/or control technologies at PNM’s fossil-fueled EGUs. There are limited efficiency enhancement measures that may be available to a subset of the existing EGUs; however, such measures would provide only marginal GHG improvements. The only emission control technology for GHG reduction from coal and gas-fired power plants is carbon capture and sequestration, which is not yet a commercially demonstrated technology. Additional GHG control technologies for existing EGUs may become viable in the future. The costs of purchasing carbon credits or allowances, making improvements, or installing new technology could impact the economic viability of some plants. PNM estimates that implementation of the BART plan at SJGS that required the installation of SNCRs on Units 1 and 4 by early 2016, which has been completed, and the retirement of SJGS Units 2 and 3 by the end of 2017 as described in Note 11, as well as the exiting ownership in the remaining SJGS units in 2022 as discussed in Note 12 should provide a significant step for New Mexico to meet its ultimate compliance with future regulations limiting GHG. PNM is unable to predict the impact on its fossil-fueled generation.
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
On August 30, 2017, Western Resource Advocates provided the NMPRC with a presentation on a proposed rulemaking for the adoption of a clean energy standard in New Mexico and a suggestion that the NMPRC issue a NOPR. The NMAG’s office and Prosperity Works joined in the petition. The proposed clean energy standard, if adopted, would require utilities to reduce carbon emissions by four percent per year for the next 20 years. On October 4, 2017, the NMPRC voted to table a draft order that would have provided for workshops for stakeholders to discuss the adoption of a clean energy standard in New Mexico. A workshop on the proposed clean energy standard was held on October 18, 2017 pursuant to an order issued by the NMPRC. A number of issues were discussed and three major areas were identified with designated utilities or others chosen to lead sub-groups who will explore these areas: jurisdictional and other legal issues; selection of the timeframe for the baseline used, unspecified power, electric vehicle credits; and cost responsibilities, benefits, reasonable cost threshold, impact on rates, projected impact on utilities and whether they can comply, reliability and unintended consequences. A follow-up meeting will be held November 17, 2017 to consider the status of the sub-group findings.

On August 25, 2017, WEG, on behalf of 28 teens and youths, petitioned the New Mexico Environmental Improvement Board to schedule a hearing to consider and adopt a new rule for a state Greenhouse Gas Reduction Program to reduce greenhouse gas emissions in the state. The petition and draft rule as written would require creation of a Climate Action Plan within six months, direct NMED to require reductions of “New Mexico’s total in-boundary and embedded CO2 emission at least eight percent per year beginning in 2018,” and mandate NMED to adopt a carbon budget by the end of 2018 to meet the following reduction targets for NM CO2: 10% below 1990 levels by 2020; 68% below 1990 levels by 2030; and 91% below 1990 levels by 2050. The petition was denied.

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

The United States was one of 189 nations that offered intended NDCs.  Thresholds for the number of countries necessary to ratify or accede to the Paris Agreement and total global GHG percentage were achieved on October 5, 2016, and the Paris Agreement entered into force on November 4, 2016. To date, 168 countries have ratified the Paris Agreement.  On June 1, 2017, President Trump announced that the United States would withdraw from the Paris Agreement. In his public statement, he indicated that the United States would "begin negotiations to reenter either the Paris Accord or a....new transaction on terms that are fair to the United States, its businesses, its workers, its people, its taxpayers." To date there have been no specific details as to how this will be accomplished.

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

As of September 30, 2017, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s 2016 Annual Reports on Forms 10-K. The policies disclosed included unbilled revenues, regulatory accounting, impairments, decommissioning and reclamation costs, pension and other postretirement benefits, accounting for contingencies, income taxes, and market risk.

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

Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM, and TNMP caution readers not to place undue reliance on these statements. PNMR’s, PNM’s, and TNMP’s business, financial condition, cash flows, and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors include:

•
The ability of PNM and TNMP to recover costs and earn allowed returns in regulated jurisdictions, including the impacts of the NMPRC order in PNM’s NM 2015 Rate Case, appeals of that order, PNM’s NM 2016 Rate Case, PNM’s 2018 renewable procurement plan, and any actions resulting from PNM’s 2017 IRP and the impact on service levels for PNM customers if the ultimate outcomes do not provide for the recovery of costs of operating and capital expenditures, as well as other impacts of federal or state regulatory and judicial actions

•
The ability of the Company to successfully forecast and manage its operating and capital expenditures, including aligning expenditures with the revenue levels resulting from the ultimate outcomes in PNM’s NM 2015 Rate Case, including appeals, PNM’s NM 2016 Rate Case, and TNMP’s rate case anticipated to be filed in 2018 and supporting forecasts utilized in future test year rate proceedings

•
The impacts on the electricity usage of customers and consumers due to performance of state, regional, and national economies, energy efficiency measures, weather, seasonality, alternative sources of power, and other changes in supply and demand, including the failure to maintain or replace customer contracts on favorable terms

•
Uncertainty surrounding the status of PNM’s participation in jointly-owned generation projects, including the 2022 scheduled expiration of the operational and fuel supply agreements for SJGS, as well as the 2018 required NMPRC filing to determine the extent to which SJGS should continue serving PNM’s retail customers beyond mid-2022 and any actions resulting from PNM’s 2017 IRP

•
Uncertainty regarding the requirements and related costs of decommissioning power plants and reclamation of coal mines supplying certain power plants, as well as the ability to recover those costs from customers, including the potential impacts of the order in the NM 2015 Rate Case, appeals of that order, the ultimate outcome of PNM’s NM 2016 Rate Case, and PNM’s 2017 IRP

•
The Company’s ability to access the financial markets in order to provide financing to repay or refinance debt as it comes due, as well as for ongoing operations and construction expenditures, including disruptions in the capital or credit markets, actions by ratings agencies, and fluctuations in interest rates, including any negative impacts that could result from the ultimate outcome in PNM’s NM 2015 Rate Case, including appeals, and PNM’s NM 2016 Rate Case

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

Also available on the Company’s website at http://www.pnmresources.com/corporate-governance.aspx and in print upon request from any shareholder are PNMR’s:

•	Corporate Governance Principles

•	Code of Ethics (Do the Right Thing – Principles of Business Conduct)

•	Charters of the Audit and Ethics Committee, Nominating and Governance Committee, Compensation and Human Resources Committee, and Finance Committee

•	Articles of Incorporation and Bylaws

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
Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 7, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2017 and the year ended December 31, 2016, the Company had no commodity derivative instruments designated as cash flow hedging instruments.

Commodity contracts, other than those that do not meet the definition of a derivative under GAAP and those derivatives designated as normal purchases and normal sales, are recorded at fair value on the Condensed Consolidated Balance Sheets. The following table details the changes in the net asset or liability balance sheet position for mark-to-market energy transactions.

	Nine Months Ended
	September 30,
	2017	2016
Economic Hedges	(In thousands)
Sources of fair value gain (loss):
Net fair value at beginning of period	$2,885	$4,576
Amount realized on contracts delivered during period	(1,266)	(1,294)
Changes in fair value	408	(899)
Net mark-to-market change recorded in earnings	(858)	(2,193)
Net change recorded as regulatory assets and liabilities	(213)	(168)
Net fair value at end of period	$1,814	$2,215
The following table provides the maturity of the net assets (liabilities), giving an indication of when these mark-to-market amounts will settle and generate (use) cash.

Fair Value of Mark-to-Market Instruments at September 30, 2017

	Settlement Dates
	2017	2018
	(In thousands)
Economic hedges
Prices actively quoted	$—	$—
Prices provided by other external sources	1,814	—
Prices based on models and other valuations	—	—
Total	$1,814	$—

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
PNM measures VaR for the positions in its wholesale portfolio (not covered by the FPPAC). For the nine months ended September 30, 2017, the high, low, and average VaR amounts were $0.7 million, $0.1 million, and $0.4 million. For the year ended December 31, 2016, the high, low, and average VaR amounts were $1.3 million, $0.3 million, and $0.6 million. At September 30, 2017 and December 31, 2016, the VaR amounts for the PNM wholesale portfolio were $0.2 million and $0.6 million.
The VaR represents an estimate of the potential gains or losses that could be recognized on the Company’s portfolios, subject to market risk, given current volatility in the market, and is not necessarily indicative of actual results that may occur, since actual future gains and losses will differ from those estimated. Actual gains and losses may differ due to fluctuations in market prices, operating exposures, and the timing thereof, as well as changes to the underlying portfolios during the year. VaR limits were not exceeded during the nine months ended September 30, 2017 or the year ended December 31, 2016.

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
Schedule of Credit Risk Exposure
September 30, 2017

Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$1,778	—	$—
Non-investment grade	10	—	—
Split ratings	566
Internal ratings:
Investment grade	1,029	1	949
Non-investment grade	4,492	1	4,476
Total	$7,875		$5,425

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

Net credit risk for the Company’s largest counterparty as of September 30, 2017 was $4.5 million.

As discussed in Note 11, PNMR’s subsidiary, NM Capital, entered into the Westmoreland Loan to facilitate the acquisition of SJCC by WSJ, a subsidiary of Westmoreland, and PNMR has arranged for letters of credit to be issued to support the coal mining operations of SJCC. PNMR is exposed to credit risk under these arrangements in the event of default by WSJ. As of October 20, 2017, remaining required principal payments under the Westmoreland Loan are $9.6 million in 2017, $3.6 million in 2018, $8.6 million in 2019, $23.3 million in 2020, and $21.1 million in 2021. As of October 20, 2017, $11.4 million was held in a SJCC restricted bank account that will be used solely to make the November 1, 2017 scheduled principal payment of $9.6 million and interest on the Westmoreland Loan. In addition, the Westmoreland Loan requires that all cash flows of WSJ, in excess of normal operating expenses, capital additions, and operating reserves, be utilized for principal and interest payments under the loan until it is fully repaid. The Westmoreland Loan is secured by the assets of and the equity interests in SJCC. In the event of a default by WSJ, NM Capital would have the ability to take over the mining operations, the value of which PNMR believes approximates the amount outstanding under the Westmoreland Loan.  Furthermore, PNMR considers the possibility of loss under the letters of credit to be remote as discussed in Note 5. Accordingly, PNMR does not consider its credit risk under these arrangements to be material.

Other investments have no significant counterparty credit risk.

Interest Rate Risk

The majority of the Company’s long-term debt is fixed-rate debt and does not expose earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of PNMR’s consolidated long-term debt instruments would increase by 1.6%, or $41.0 million, if interest rates were to decline by 50 basis points from their levels at September 30, 2017. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity. At October 20, 2017, PNMR, PNM, and TNMP had short-term debt outstanding of $175.1 million, none, and $5.9 million under their revolving credit facilities, which allow for a maximum aggregate borrowing capacity of $300.0 million for PNMR, $400.0 million for PNM, and $75.0 million for TNMP. PNM had no borrowings under the $50.0 million PNM New Mexico Credit Facility at October 20, 2017. The revolving credit facilities, the PNM New Mexico Credit Facility, the $150.0 million PNMR 2015 Term Loan Agreement, the $100.0 million PNMR 2016 One-Year Term Loan Agreement, the $100.0 million PNMR 2016 Two-Year Term Loan Agreement, the $200.0 million PNM 2017 Term Loan Agreement, and the $125.0 million BTMU Term Loan Agreement bear interest at variable rates. On October 20, 2017, interest rates on borrowings averaged 2.49% for the PNMR Revolving Credit Facility, 2.14% for the PNMR 2015 Term Loan Agreement, 4.06% for the BTMU Term Loan Agreement, 2.09% for the PNMR 2016 One-Year Term Loan Agreement, 2.19% for the PNMR 2016 Two-Year Term Loan Agreement, 1.97% for the PNM 2017 Term Loan Agreement, and 1.99% for the TNMP Revolving Credit Facility. The Company is exposed to interest rate risk to the extent of future increases in variable interest rates. However, as discussed in Note 9, PNMR has entered into hedging arrangements to effectively establish fixed interest rates on the PNMR 2015 Term Loan Agreement and $150.0 million of variable rate debt.

The investments held by PNM in trusts for decommissioning and reclamation had an estimated fair value of $306.4 million at September 30, 2017, of which 35.8% were fixed-rate debt securities that subject PNM to risk of loss of fair value with increases in market interest rates. If interest rates were to increase by 50 basis points from their levels at September 30, 2017, the decrease in the fair value of the fixed-rate securities would be 3.7%, or $4.1 million. Due to the current funded status of the NDT and overall market performance, PNM has begun to evaluate whether to re-balance the NDT investment portfolio with a target of increasing the percentage of the investments in fixed income (debt) securities. Such a portfolio re-balancing would be expected to increase the exposure related to interest rate risks and reduce the equity market risk referenced below.

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

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation include certain equity securities at September 30, 2017. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 61.6% of the securities held by the trusts as of September 30, 2017. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $18.9 million.

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

Changes in internal controls over financial reporting

There have been no changes in each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Notes 11 and 12 for information related to the following matters, for PNMR, PNM, and TNMP, incorporated in this item by reference.
Note 11

•	The Clean Air Act – Regional Haze – SJGS

•	The Clean Air Act – Regional Haze – Four Corners – Four Corners Federal Agency Lawsuit

•	WEG v. OSM NEPA Lawsuit

•	Navajo Nation Environmental Issues

•	Santa Fe Generating Station

•	Coal Supply – Four Corners – Four Corners Coal Supply Arbitration

•	Continuous Highwall Mining Royalty Rate

•	PVNGS Water Supply Litigation

•	San Juan River Adjudication

•	Rights-of-Way Matter

•	Navajo Nations Allottee Matters

•	Sales Tax Audits
Note 12

•	PNM – New Mexico General Rate Cases

•	PNM – Renewable Portfolio Standard

•	PNM – Renewable Energy Rider

•	PNM – Energy Efficiency and Load Management

•	PNM – Integrated Resource Plans

•	PNM – San Juan Generating Station Units 2 and 3 Retirement

•	PNM – Advanced Metering Infrastructure Application

•	TNMP – Transmission Cost of Service Rates

•	TNMP – Energy Efficiency

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in PNMR’s, PNM’s, and TNMP’s Annual Reports on Form 10-K for the year ended December 31, 2016.

ITEM 6. EXHIBITS

3.1	PNMR	Articles of Incorporation of PNMR, as amended to date (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed November 21, 2008)

3.2	PNM	Restated Articles of Incorporation of PNM, as amended through May 31, 2002 (incorporated by reference to Exhibit 3.1.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

3.3	TNMP	Articles of Incorporation of TNMP, as amended through July 7, 2005 (incorporated by reference to Exhibit 3.1.2 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

3.4	PNMR	Bylaws of PNMR, with all amendments to and including October 24, 2017 (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed October 25, 2017)

3.5	PNM	Bylaws of PNM, with all amendments to and including May 31, 2002 (incorporated by reference to Exhibit 3.1.2 to PNM’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002)

3.6	TNMP	Bylaws of TNMP, with all amendments to and including June 18, 2013 (incorporated by reference to Exhibit 3.6 to TNMP’s Current Report on Form 8-K filed June 20, 2013)

10.1	PNM
New Exit Date Amendment Amending and Restating the Amended and Restated San Juan Project Participation Agreement made as of September 1, 2017 among PNM, Tuscon Electric Power Company, The City of Farmington, New Mexico, The Incorporated County of Los Alamos, New Mexico, and Utah Associated Municipal Power Systems

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

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	October 27, 2017	/s/ Joseph D. Tarry
Joseph D. Tarry
Vice President, Finance and Controller
(Officer duly authorized to sign this report)