Form 10-Q
period 2018-03-31
PNM RESOURCES INC; PUBLIC SERVICE CO OF NEW MEXICO; TEXAS NEW MEXICO POWER CO
filed 2018-04-30
CIK 1108426, 81023, 22767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 23, 2018, 79,653,624 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM outstanding as of April 23, 2018 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP outstanding as of April 23, 2018 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
2014 IRP	PNM’s 2014 IRP
2017 IRP	PNM’s 2017 IRP
ABCWUA	Albuquerque Bernalillo County Water Utility Authority
AEP OnSite Partners	AEP OnSite Partners, LLC, a subsidiary of American Electric Power, Inc.
Afton	Afton Generating Station
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ARP	Alternative Revenue Program
ASU	Accounting Standards Update
August 2016 RD	Recommended Decision in PNM’s NM 2015 Rate Case issued by the Hearing Examiner on August 4, 2016
BART	Best Available Retrofit Technology
BDT	Balanced Draft Technology
BHP	BHP Billiton, Ltd
Board	Board of Directors of PNMR
BTMU	MUFG Bank Ltd., formerly The Bank of Tokyo-Mitsubishi UFJ, Ltd.
BTMU Term Loan Agreement	NM Capital’s $125.0 Million Unsecured Term Loan
BTU	British Thermal Unit
CAA	Clean Air Act
CCB	Coal Combustion Byproducts
CCN	Certificate of Convenience and Necessity
CO2	Carbon Dioxide
CSA	Coal Supply Agreement
CTC	Competition Transition Charge
DC Circuit	United States Court of Appeals for the District of Columbia Circuit
DOE	United States Department of Energy
DOI	United States Department of Interior
EGU	Electric Generating Unit
EIS	Environmental Impact Study
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESA	Endangered Species Act
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
Four Corners	Four Corners Power Plant
FPPAC	Fuel and Purchased Power Adjustment Clause
FTY	Future Test Year
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ISFSI	Independent Spent Fuel Storage Installation
KW	Kilowatt
KWh	Kilowatt Hour
La Luz	La Luz Generating Station

LIBOR	London Interbank Offered Rate
Lightning Dock Geothermal	Lightning Dock geothermal power facility, also known as the Dale Burgett Geothermal Plant
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBTU	Million BTUs
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, Navajo Nation Safe Drinking Water Act, and Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
NEC	Navopache Electric Cooperative, Inc.
NEE	New Energy Economy
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
New Mexico Wind	New Mexico Wind Energy Center
NM 2015 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on August 27, 2015
NM 2016 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on December 7, 2016
NM Capital	NM Capital Utility Corporation, an unregulated wholly-owned subsidiary of PNMR
NM District Court	United States District Court for the District of New Mexico
NM Supreme Court	New Mexico Supreme Court
NMAG	New Mexico Attorney General
NMED	New Mexico Environment Department
NMIEC	New Mexico Industrial Energy Consumers Inc.
NMMMD	The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department
NMPRC	New Mexico Public Regulation Commission
NMRD	NM Renewable Development, LLC, owned 50% each by PNMR Development and AEP OnSite Partners, LLC
NOx	Nitrogen Oxides
NOPR	Notice of Proposed Rulemaking
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
NTEC	Navajo Transitional Energy Company, LLC, an entity owned by the Navajo Nation
OCI	Other Comprehensive Income
OPEB	Other Post-Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
PNM	Public Service Company of New Mexico and Subsidiaries
PNM 2017 New Mexico Credit Facility	PNM’s $40.0 Million Unsecured Revolving Credit Facility
PNM 2017 Senior Unsecured Note Agreement	PNM’s Agreement for the sale of Senior Unsecured Notes, aggregating $450.0 million
PNM 2017 Term Loan Agreement	PNM’s $200.0 Million Unsecured Term Loan
PNM 2018 SUNs	PNM’s Senior Unsecured Notes to be issued under the PNM 2017 Senior Unsecured Note Agreement
PNM Revolving Credit Facility	PNM’s $400.0 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries

PNMR 2015 Term Loan Agreement	PNMR’s $150.0 Million Three-Year Unsecured Term Loan
PNMR 2016 One-Year Term Loan	PNMR’s $100.0 Million One-Year Unsecured Term Loan
PNMR 2016 Two-Year Term Loan	PNMR’s $100.0 Million Two-Year Unsecured Term Loan
PNMR 2018 SUNs	PNMR’s $300.0 Million Aggregate Principal Amount of Senior Unsecured Notes due 2021
PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of PNMR
PNMR Development Revolving Credit Facility	PNMR Development’s $24.5 Million Unsecured Revolving Credit Facility
PNMR Revolving Credit Facility	PNMR’s $300.0 Million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
RCRA	Resource Conservation and Recovery Act
RCT	Reasonable Cost Threshold
REA	New Mexico’s Renewable Energy Act of 2004
REC	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
RFP	Request For Proposal
Rio Bravo	Rio Bravo Generating Station
RMC	Risk Management Committee
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
S&P	Standard and Poor’s Ratings Services
SCR	Selective Catalytic Reduction
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SJGS CSA	San Juan Generating Station Coal Supply Agreement
SJGS RA	San Juan Project Restructuring Agreement
SJPPA	San Juan Project Participation Agreement
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
TECA	Texas Electric Choice Act
Tenth Circuit	United States Court of Appeals for the Tenth Circuit
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP Revolving Credit Facility	TNMP’s $75.0 Million Secured Revolving Credit Facility
Tri-State	Tri-State Generation and Transmission Association, Inc.
US Supreme Court	United States Supreme Court
Valencia	Valencia Energy Facility
VaR	Value at Risk
VIE	Variable Interest Entity
WACC	Weighted Average Cost of Capital
WEG	WildEarth Guardians
Westmoreland	Westmoreland Coal Company
Westmoreland Loan	$125.0 Million of funding provided by NM Capital to WSJ
WSJ	Westmoreland San Juan, LLC, an indirect wholly-owned subsidiary of Westmoreland

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share amounts)
Electric Operating Revenues:
Contracts with customers	$303,351	$297,191
Alternative revenue programs	924	4,579
Other electric operating revenue	13,603	28,408
Total electric operating revenues	317,878	330,178
Operating Expenses:
Cost of energy	92,556	102,804
Administrative and general	48,283	45,394
Energy production costs	35,350	31,787
Depreciation and amortization	58,722	56,383
Transmission and distribution costs	16,955	16,477
Taxes other than income taxes	19,880	19,235
Total operating expenses	271,746	272,080
Operating income	46,132	58,098
Other Income and Deductions:
Interest income	4,124	4,881
Gains on investment securities	288	6,661
Other income	3,469	4,902
Other (deductions)	(1,376)	(5,621)
Net other income and deductions	6,505	10,823
Interest Charges	33,055	31,700
Earnings before Income Taxes	19,582	37,221
Income Taxes	783	10,775
Net Earnings	18,799	26,446
(Earnings) Attributable to Valencia Non-controlling Interest	(3,677)	(3,452)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)
Net Earnings Attributable to PNMR	$14,990	$22,862
Net Earnings Attributable to PNMR per Common Share:
Basic	$0.19	$0.29
Diluted	$0.19	$0.29
Dividends Declared per Common Share	$0.2650	$0.2425

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net Earnings	$18,799	$26,446
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(283) and $(3,030)	832	4,736
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $668 and $1,078	(1,961)	(1,685)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience (gains) losses recognized as net periodic benefit cost, net of income tax expense (benefit) of $(480) and $(631)	1,411	987
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $(472) and $72	1,386	(113)
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $13 and $(44)	(40)	68
Total Other Comprehensive Income	1,628	3,993
Comprehensive Income	20,427	30,439
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,677)	(3,452)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)
Comprehensive Income Attributable to PNMR	$16,618	$26,855

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$18,799	$26,446
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	67,748	65,888
Deferred income tax expense	767	10,787
Net unrealized (gains) on commodity derivatives	(28)	(1,345)
(Gains) on investment securities	(288)	(6,661)
Stock based compensation expense	2,894	2,687
Allowance for equity funds used during construction	(2,487)	(1,632)
Other, net	757	704
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	18,215	20,553
Materials, supplies, and fuel stock	(2,976)	1,836
Other current assets	2,345	11,441
Other assets	(443)	2,753
Accounts payable	(26,953)	(3,852)
Accrued interest and taxes	13,370	12,542
Other current liabilities	(9,397)	(10,009)
Other liabilities	(3,397)	(534)
Net cash flows from operating activities	78,926	131,604

Cash Flows From Investing Activities:
Additions to utility and non-utility plant	(117,691)	(114,830)
Proceeds from sales of investment securities	626,729	266,388
Purchases of investment securities	(628,999)	(267,891)
Principal repayments on Westmoreland Loan	5,649	9,590
Investments in NMRD	(5,000)	—
Other, net	128	128
Net cash flows from investing activities	(119,184)	(106,615)

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	(66,700)	16,000
Long-term borrowings	299,652	—
Repayment of long-term debt	(155,026)	(9,444)
Proceeds from stock option exercise	802	1,112
Awards of common stock	(10,845)	(11,032)
Dividends paid	(21,240)	(19,448)
Valencia’s transactions with its owner	(4,472)	(4,028)
Other, net	(2,104)	(388)
Net cash flows from financing activities	40,067	(27,228)

Change in Cash, Restricted Cash, and Equivalents	(191)	(2,239)
Cash, Restricted Cash, and Equivalents at Beginning of Period	3,974	5,522
Cash, Restricted Cash, and Equivalents at End of Period	$3,783	$3,283

Restricted Cash Included in Other Current Assets on Condensed Consolidated Balance Sheets:
At beginning of period	$—	$1,000
At end of period	$—	$1,000

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$15,305	$14,951
Income taxes paid (refunded), net	$(8)	$(125)

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$16,003	$10,367

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	December 31, 2017
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$3,783	$3,974
Accounts receivable, net of allowance for uncollectible accounts of $1,118 and $1,081	84,156	90,473
Unbilled revenues	41,400	54,055
Other receivables	17,891	17,582
Current portion of Westmoreland Loan	4,837	3,576
Materials, supplies, and fuel stock	69,478	66,502
Regulatory assets	1,423	2,933
Commodity derivative instruments	1,087	1,088
Income taxes receivable	6,855	6,879
Other current assets	46,389	47,358
Total current assets	277,299	294,420
Other Property and Investments:
Long-term portion of Westmoreland Loan	46,154	53,064
Investment securities	324,003	323,524
Equity investment in NMRD	21,541	16,510
Other investments	375	503
Non-utility property	3,404	3,404
Total other property and investments	395,477	397,005
Utility Plant:
Plant in service and held for future use	7,284,727	7,238,285
Less accumulated depreciation and amortization	2,627,329	2,592,692
	4,657,398	4,645,593
Construction work in progress	284,870	245,933
Nuclear fuel, net of accumulated amortization of $49,905 and $43,524	89,262	88,701
Net utility plant	5,031,530	4,980,227
Deferred Charges and Other Assets:
Regulatory assets	595,398	600,672
Goodwill	278,297	278,297
Commodity derivative instruments	3,277	3,556
Other deferred charges	95,115	91,926
Total deferred charges and other assets	972,087	974,451
	$6,676,393	$6,646,103

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	December 31, 2017
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$238,700	$305,400
Current installments of long-term debt	309,565	256,895
Accounts payable	78,427	121,383
Customer deposits	11,045	11,028
Accrued interest and taxes	75,703	62,357
Regulatory liabilities	3,159	2,309
Commodity derivative instruments	1,328	1,182
Dividends declared	21,240	21,240
Other current liabilities	43,586	53,850
Total current liabilities	782,753	835,644
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	2,271,984	2,180,750
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	554,022	547,210
Regulatory liabilities	934,053	933,578
Asset retirement obligations	149,453	146,679
Accrued pension liability and postretirement benefit cost	88,840	94,003
Commodity derivative instruments	3,277	3,556
Other deferred credits	131,468	131,706
Total deferred credits and other liabilities	1,861,113	1,856,732
Total liabilities	4,915,850	4,873,126
Commitments and Contingencies (See Note 11)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders' equity:
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 79,653,624 shares)	1,150,516	1,157,665
Accumulated other comprehensive income (loss), net of income taxes	(105,520)	(95,940)
Retained earnings	638,618	633,528
Total PNMR common stockholders’ equity	1,683,614	1,695,253
Non-controlling interest in Valencia	65,400	66,195
Total equity	1,749,014	1,761,448
	$6,676,393	$6,646,103

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNMR				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total PNMR Common Stockholders’ Equity		Total Equity
	(In thousands)
Balance at December 31, 2017, as originally reported	$1,157,665	$(95,940)	$633,528	$1,695,253	$66,195	$1,761,448
Cumulative effect adjustment (Note 7)	—	(11,208)	11,208	—	—	—
Balance at January 1, 2018, as adjusted	1,157,665	(107,148)	644,736	1,695,253	66,195	1,761,448
Net earnings before subsidiary preferred stock dividends	—	—	15,122	15,122	3,677	18,799
Total other comprehensive income	—	1,628	—	1,628	—	1,628
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Dividends declared on common stock	—	—	(21,108)	(21,108)	—	(21,108)
Proceeds from stock option exercise	802	—	—	802	—	802
Awards of common stock	(10,845)	—	—	(10,845)	—	(10,845)
Stock based compensation expense	2,894	—	—	2,894	—	2,894
Valencia’s transactions with its owner	—	—	—	—	(4,472)	(4,472)
Balance at March 31, 2018	$1,150,516	$(105,520)	$638,618	$1,683,614	$65,400	$1,749,014

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Electric Operating Revenues:
Contracts with customers	$222,564	$222,063
Alternative revenue programs	65	1,087
Other electric operating revenue	13,603	28,408
Total electric operating revenues	236,232	251,558
Operating Expenses:
Cost of energy	70,802	81,317
Administrative and general	43,726	40,909
Energy production costs	35,350	31,787
Depreciation and amortization	36,627	36,016
Transmission and distribution costs	9,827	9,919
Taxes other than income taxes	11,608	11,141
Total operating expenses	207,940	211,089
Operating income	28,292	40,469
Other Income and Deductions:
Interest income	2,487	2,816
Gains on investment securities	288	6,661
Other income	2,391	3,843
Other (deductions)	(1,462)	(4,959)
Net other income and deductions	3,704	8,361
Interest Charges	20,830	21,012
Earnings before Income Taxes	11,166	27,818
Income Taxes (Benefit)	(348)	7,708
Net Earnings	11,514	20,110
(Earnings) Attributable to Valencia Non-controlling Interest	(3,677)	(3,452)
Net Earnings Attributable to PNM	7,837	16,658
Preferred Stock Dividends Requirements	(132)	(132)
Net Earnings Available for PNM Common Stock	$7,705	$16,526

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net Earnings	$11,514	$20,110
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(283) and $(3,030)	832	4,736
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $668 and $1,078	(1,961)	(1,685)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience (gains) losses recognized as net periodic benefit cost, net of income tax expense (benefit) of $(480) and $(631)	1,411	987
Total Other Comprehensive Income	282	4,038
Comprehensive Income	11,796	24,148
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,677)	(3,452)
Comprehensive Income Attributable to PNM	$8,119	$20,696

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$11,514	$20,110
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	45,165	44,691
Deferred income tax expense (benefit)	(253)	7,878
Net unrealized (gains) on commodity derivatives	(28)	(1,345)
(Gains) on investment securities	(288)	(6,661)
Allowance for equity funds used during construction	(2,031)	(1,461)
Other, net	757	702
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	15,100	17,414
Materials, supplies, and fuel stock	(2,247)	2,083
Other current assets	(248)	12,399
Other assets	3,999	4,399
Accounts payable	(18,014)	(2,509)
Accrued interest and taxes	17,984	16,954
Other current liabilities	(13,868)	2,946
Other liabilities	(4,381)	(1,325)
Net cash flows from operating activities	53,161	116,275

Cash Flows From Investing Activities:
Utility plant additions	(61,720)	(65,781)
Proceeds from sales of investment securities	626,729	266,388
Purchases of investment securities	(628,999)	(267,891)
Other, net	128	128
Net cash flows from investing activities	(63,862)	(67,156)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	(39,800)	(44,800)
Short-term borrowings (repayments) - affiliate, net	54,600	—
Dividends paid	(132)	(132)
Valencia’s transactions with its owner	(4,472)	(4,028)
Other, net	(584)	(389)
Net cash flows from financing activities	9,612	(49,349)

Change in Cash, Restricted Cash, and Equivalents	(1,089)	(230)
Cash, Restricted Cash, and Equivalents at Beginning of Period	1,108	1,324
Cash, Restricted Cash, and Equivalents at End of Period	$19	$1,094

Restricted Cash Included in Other Current Assets on Condensed Consolidated Balance Sheets:
At beginning of period	$—	$1,000
At end of period	$—	$1,000

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$9,560	$9,330
Income taxes paid (refunded), net	$—	$—

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$2,682	$3,449

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	December 31, 2017
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$19	$1,108
Accounts receivable, net of allowance for uncollectible accounts of $1,118 and $1,081	61,908	67,227
Unbilled revenues	33,331	43,869
Other receivables	14,573	14,541
Affiliate receivables	8,859	9,486
Materials, supplies, and fuel stock	63,105	60,859
Regulatory assets	827	2,139
Commodity derivative instruments	1,087	1,088
Income taxes receivable	3,505	3,410
Other current assets	41,607	39,904
Total current assets	228,821	243,631
Other Property and Investments:
Investment securities	324,003	323,524
Other investments	155	283
Non-utility property	96	96
Total other property and investments	324,254	323,903
Utility Plant:
Plant in service and held for future use	5,537,638	5,501,070
Less accumulated depreciation and amortization	2,052,380	2,029,534
	3,485,258	3,471,536
Construction work in progress	214,139	204,079
Nuclear fuel, net of accumulated amortization of $49,905 and $43,524	89,262	88,701
Net utility plant	3,788,659	3,764,316
Deferred Charges and Other Assets:
Regulatory assets	453,912	459,239
Goodwill	51,632	51,632
Commodity derivative instruments	3,277	3,556
Other deferred charges	75,186	75,286
Total deferred charges and other assets	584,007	589,713
	$4,925,741	$4,921,563

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	December 31, 2017
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$—	$39,800
Short-term debt - affiliate	54,600	—
Current installments of long-term debt	200,006	23
Accounts payable	56,398	77,094
Affiliate payables	11,543	22,875
Customer deposits	11,045	11,028
Accrued interest and taxes	52,024	33,945
Regulatory liabilities	934	784
Commodity derivative instruments	1,328	1,182
Dividends declared	132	132
Other current liabilities	28,302	31,633
Total current liabilities	416,312	218,496
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,458,425	1,657,887
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	454,568	449,012
Regulatory liabilities	749,319	754,441
Asset retirement obligations	148,462	145,707
Accrued pension liability and postretirement benefit cost	81,756	86,124
Commodity derivative instruments	3,277	3,556
Other deferred credits	106,532	106,442
Total deferred credits and liabilities	1,543,914	1,545,282
Total liabilities	3,418,651	3,421,665
Commitments and Contingencies (See Note 11)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,264,918	1,264,918
Accumulated other comprehensive income (loss), net of income taxes	(108,019)	(97,093)
Retained earnings	273,262	254,349
Total PNM common stockholder’s equity	1,430,161	1,422,174
Non-controlling interest in Valencia	65,400	66,195
Total equity	1,495,561	1,488,369
	$4,925,741	$4,921,563

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at December 31, 2017, as originally reported	$1,264,918	$(97,093)	$254,349	$1,422,174	$66,195	$1,488,369
Cumulative effect adjustment (Note 7)	—	(11,208)	11,208	—	—	—
Balance at January 1, 2018, as adjusted	1,264,918	(108,301)	265,557	1,422,174	66,195	1,488,369
Net earnings	—	—	7,837	7,837	3,677	11,514
Total other comprehensive income	—	282	—	282	—	282
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Valencia’s transactions with its owner	—	—	—	—	(4,472)	(4,472)
Balance at March 31, 2018	$1,264,918	$(108,019)	$273,262	$1,430,161	$65,400	$1,495,561

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Electric Operating Revenues:
Contracts with customers	$80,787	$75,128
Alternative revenue programs	859	3,492
Total Electric Operating Revenues	81,646	78,620
Operating Expenses:
Cost of energy	21,754	21,487
Administrative and general	10,709	10,403
Depreciation and amortization	16,387	15,371
Transmission and distribution costs	7,128	6,558
Taxes other than income taxes	7,136	6,836
Total operating expenses	63,114	60,655
Operating income	18,532	17,965
Other Income and Deductions:
Other income	754	822
Other (deductions)	331	(90)
Net other income and deductions	1,085	732
Interest Charges	7,729	7,404
Earnings before Income Taxes	11,888	11,293
Income Taxes	2,475	3,689
Net Earnings	$9,413	$7,604

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$9,413	$7,604
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	16,836	15,921
Deferred income tax expense (benefit)	(953)	2,746
Other, net	(456)	(168)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	3,115	3,138
Materials and supplies	(729)	(247)
Other current assets	331	(838)
Other assets	(3,055)	(2,042)
Accounts payable	(4,400)	(788)
Accrued interest and taxes	(1,952)	(3,991)
Other current liabilities	5,874	134
Other liabilities	1,456	361
Net cash flows from operating activities	25,480	21,830
Cash Flows From Investing Activities:
Utility plant additions	(49,956)	(36,345)
Net cash flows from investing activities	(49,956)	(36,345)
Cash Flow From Financing Activities:
Revolving credit facilities borrowings (repayments), net	21,200	22,000
Short-term borrowings (repayments) – affiliate, net	2,600	1,700
Dividends paid	(1,024)	(9,855)
Net cash flows from financing activities	22,776	13,845

Change in Cash and Cash Equivalents	(1,700)	(670)
Cash and Cash Equivalents at Beginning of Period	1,700	671
Cash and Cash Equivalents at End of Period	$—	$1

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$1,830	$2,584
Income taxes paid (refunded), net	$(8)	$—

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$9,868	$2,235

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	December 31, 2017
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1,700
Accounts receivable	22,248	23,246
Unbilled revenues	8,069	10,186
Other receivables	3,062	2,860
Affiliate receivables	—	336
Materials and supplies	6,373	5,643
Regulatory assets	596	794
Other current assets	796	1,131
Total current assets	41,144	45,896
Other Property and Investments:
Other investments	220	220
Non-utility property	2,240	2,240
Total other property and investments	2,460	2,460
Utility Plant:
Plant in service and plant held for future use	1,513,724	1,504,778
Less accumulated depreciation and amortization	466,976	460,858
	1,046,748	1,043,920
Construction work in progress	61,695	34,350
Net utility plant	1,108,443	1,078,270
Deferred Charges and Other Assets:
Regulatory assets	141,486	141,433
Goodwill	226,665	226,665
Other deferred charges	6,236	6,046
Total deferred charges and other assets	374,387	374,144
	$1,526,434	$1,500,770

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	December 31, 2017
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$21,200	$—
Short-term debt – affiliate	2,600	—
Accounts payable	15,544	29,812
Affiliate payables	4,635	667
Accrued interest and taxes	27,666	29,619
Regulatory liabilities	2,225	1,525
Other current liabilities	3,320	2,450
Total current liabilities	77,190	64,073
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	480,716	480,620
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	125,515	126,415
Regulatory liabilities	184,734	179,137
Asset retirement obligations	809	793
Accrued pension liability and postretirement benefit cost	7,084	7,879
Other deferred credits	7,592	7,448
Total deferred credits and other liabilities	325,734	321,672
Total liabilities	883,640	866,365
Commitments and Contingencies (See Note 11)
Common Stockholder's Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	504,166	504,166
Retained earnings	138,564	130,175
Total common stockholder’s equity	642,794	634,405
	$1,526,434	$1,500,770

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at December 31, 2017	$64	$504,166	$130,175	$634,405
Net earnings	—	—	9,413	9,413
Dividends declared on common stock	—	—	(1,024)	(1,024)
Balance at March 31, 2018	$64	$504,166	$138,564	$642,794

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
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at March 31, 2018 and December 31, 2017 and the consolidated results of operations, comprehensive income, and cash flows for the three months ended March 31, 2018 and 2017. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

The Notes to Condensed Consolidated Financial Statements include disclosures for PNMR, PNM, and TNMP. This report uses the term “Company” when discussing matters of common applicability to PNMR, PNM, and TNMP. Discussions regarding only PNMR, PNM, or TNMP are so indicated. Certain amounts in the 2017 Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2018 financial statement presentation.

These Condensed Consolidated Financial Statements are unaudited. Certain information and note disclosures normally included in the annual audited Consolidated Financial Statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these financial statements should refer to PNMR’s, PNM’s, and TNMP’s audited Consolidated Financial Statements and Notes thereto that are included in their respective 2017 Annual Reports on Form 10-K.

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

Principles of Consolidation
The Condensed Consolidated Financial Statements of each of PNMR, PNM, and TNMP include their accounts and those of subsidiaries in which that entity owns a majority voting interest. PNM also consolidates Valencia (Note 6). PNM owns undivided interests in several jointly-owned power plants and records its pro-rata share of the assets, liabilities, and expenses for those plants. The agreements for the jointly-owned plants provide that if an owner were to default on its payment obligations, the non-defaulting owners would be responsible for their proportionate share of the obligations of the defaulting owner. In exchange, the non-defaulting owners would be entitled to their proportionate share of the generating capacity of the defaulting owner. There have been no such payment defaults under any of the agreements for the jointly-owned plants.

PNMR shared services’ expenses, which represent costs that are primarily driven by corporate level activities, are charged to the business segments. These services are billed at cost and are reflected as general and administrative expenses in the business segments. Other significant intercompany transactions between PNMR, PNM, and TNMP include interest and income tax sharing payments, as well as equity transactions (Note 15). All intercompany transactions and balances have been eliminated.

Dividends on Common Stock

Dividends on PNMR’s common stock are declared by the Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board.

TNMP declared and paid cash dividends on common stock to PNMR of $1.0 million and $9.9 million in the three months ended March 31, 2018 and 2017.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Investment in NM Renewable Development, LLC

As discussed in Note 1 of the 2017 Annual Reports on Form 10-K, in September 2017, PNMR Development and AEP OnSite Partners created NMRD to pursue the acquisition, development, and ownership of renewable energy projects, primarily in the state of New Mexico. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. NMRD’s current renewable energy capacity in operation is 21.8 MW. NMRD also has 10 MW of solar PV facilities under construction that will be completed in mid-2018. PNMR accounts for its investment in NMRD using the equity method of accounting because PNMR’s ownership interest results in significant influence, but not control, over NMRD and its operations.

In February 2018, PNMR Development made cash contributions of $5.0 million to NMRD for its construction activities. For the three months ended March 31, 2018, NMRD had revenues of $0.4 million and net earnings of $0.1 million. At March 31, 2018, NMRD had $3.9 million in cash, $0.4 million in accounts receivable, $43.3 million of property, plant, and equipment and other assets, $4.5 million in accounts payable and accrued expenses, and $43.1 million of owners’ equity.

Cash and Restricted Cash

Additional information concerning the Company’s policy for recording cash and cash equivalents is discussed in Note 1 of the 2017 Annual Reports on Form 10-K. In November 2016, the FASB issued Accounting Standards Update 2016-18 – Statement of Cash Flows (Topic 230), which requires that amounts generally described as restricted cash and restricted cash equivalents (“restricted cash”) be included with cash and cash equivalents when reconciling the beginning of period and end of period amounts shown on the statements of cash flows and adds disclosures necessary to reconcile such amounts to cash and cash equivalents on the balance sheets. ASU 2016-18 does not require that restricted cash be reflected as cash in the statement of financial position and does not provide a definition of what should be considered restricted cash. Upon adoption, ASU 2016-18 requires the use of a retrospective transition method for the statement of cash flows in each period presented. During 2015, PNM received a deposit of $8.2 million from a third party that was restricted for PNM’s construction of transmission interconnection facilities for that party. During 2016, PNM utilized $7.2 million of such third-party deposits to offset construction costs for the interconnection facilities. The remaining $1.0 million was held as restricted cash until the second quarter of 2017, at which time a refund was made to the third party. The balances of this deposit arrangement were included in Other current assets on the balance sheets of PNMR and PNM. Under the terms of the BTMU Term Loan Agreement (Note 9), all cash of NM Capital is restricted and must be used for payments required under that agreement or for taxes and fees. Cash held by NM Capital is included in Cash and cash equivalents on the balance sheets of PNMR and amounted to $1.4 million at December 31, 2016 and $1.5 million at March 31, 2018, but was less than $0.1 million at March 31, 2017 and December 31, 2017.

The Company adopted ASU 2016-18 as of January 1, 2018, its required effective date. In accordance with the standard, PNM made retrospective adjustments to its Condensed Consolidated Statements of Cash Flows for the three months ending March 31, 2017 to increase beginning cash, restricted cash, and equivalents at January 1, 2017 by $1.0 million and ending cash, restricted cash, and equivalents at March 31, 2017 by $1.0 million. No other changes were made to the Condensed Consolidated Financial Statements in connection with the adoption of ASU 2016-18.

New Accounting Pronouncements

Information concerning recently issued accounting pronouncements that have not been adopted by the Company is presented below. The Company does not expect difficulty in adopting these standards by their required effective dates.

Accounting Standards Update 2016-02 – Leases (Topic 842)

In February 2016, the FASB issued ASU 2016-02 to provide guidance on the recognition, measurement, presentation, and disclosure of leases. ASU 2016-02 will require that a liability be recorded on the balance sheet for all leases, based on the present value of future lease obligations. A corresponding right-of-use asset will also be recorded. Amortization of the lease obligation and the right-of-use asset for certain leases, primarily those classified as operating leases, will be on a straight-line basis, which is not expected to have a significant impact on the statements of earnings, whereas other leases will be required to be accounted for as financing arrangements similar to the accounting treatment for capital leases under current GAAP. ASU 2016-02 also revises certain disclosure requirements. At adoption, ASU 2016-02 requires that leases be recognized and measured as of the earliest

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

period presented using a modified retrospective approach with all periods presented being restated and presented under the new guidance. The ASU allows entities to apply certain practical expedients to arrangements that exist upon adoption or that expired during the periods presented.

As further discussed in Note 7 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K, the Company has operating leases of office buildings, vehicles, and equipment. The Company also routinely enters into land easements and right-of-way agreements. PNM also has operating lease interests in PVNGS Units 1 and 2 that will expire in January 2023 and 2024.

The Company, along with others in the utility industry, is continuing to monitor the activities of the FASB and other non-authoritative groups regarding industry specific issues for further clarification. The Company has formed a project team, conducted outreach activities across its lines of business, and made significant progress in identifying arrangements that may be classified as leases under ASU 2016-02 in addition to its existing operating lease arrangements. It is likely the arrangements currently classified as leases will continue to be recognized as leases under ASU 2016-02. It is possible that other contractual arrangements not previously meeting the lease definition may contain elements that qualify as leases and that previously identified operating leases may be classified as financing leases under ASU 2016-02. The Company is in the process of analyzing each of the identified contractual arrangement to determine if it contains lease elements under the new standard and quantifying the potential impacts of identified lease arrangements. The Company is also evaluating the practical expedients, if any, it will elect upon adoption. The Company anticipates this process will continue throughout 2018. The Company will adopt this standard effective as of January 1, 2019, its required effective date.

In January 2018, the FASB issued ASU 2018-01, which clarifies that land easements are to be evaluated under ASU 2016-02, but provides an additional optional practical expedient to not evaluate existing or expired land easements that were not accounted for as leases under the current guidance. The Company has numerous land easements and right-of-way agreements that would fall under this clarification. The only such agreement that has been accounted for as a lease under current guidance is the right-of-way agreement with the Navajo Nation, which is discussed in Note 7 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K. The Company anticipates it will elect to use the practical expedient for its existing and expired land easements upon adoption of ASU 2016-02.

Accounting Standards Update 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, which changes the way entities recognize impairment of many financial assets, including accounts receivable and investments in debt securities, by requiring immediate recognition of estimated credit losses expected to occur over the remaining lives of the assets. The Company anticipates adopting ASU 2016-13 effective as of January 1, 2020, its required effective date, although early adoption is permitted beginning on January 1, 2019. The Company is in the process of analyzing the impacts of this new standard, but does not anticipate it will have a significant impact on its financial statements.

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

Accounting Standards Update 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017-12 to better align hedge accounting with an organization’s risk management activities and to simplify the application of hedge accounting guidance. ASU 2017-12 is effective for the Company on January 1, 2019 although early adoption is permitted beginning on January 1, 2018. As discussed in Note 6 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K and in Note 9, the Company periodically enters into, and designates as cash flow hedges, interest rate swaps to hedge its exposure to changes in interest rates. In addition, as discussed in Note 8 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K and in Note 7, the Company enters into various derivative instruments to economically hedge the risk of changes in commodity prices, which are not currently designated as cash flow hedges. The Company is evaluating the requirements of ASU 2017-12, but does not anticipate the changes will have a significant impact on the Company’s accounting treatment for derivative instruments or on its financial statements.

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

TNMP
TNMP is an electric utility providing services in Texas under the TECA. TNMP’s operations are subject to traditional rate regulation by the PUCT. TNMP provides transmission and distribution services at regulated rates to various REPs that, in turn, provide retail electric service to consumers within TNMP’s service area. TNMP also provides transmission services at regulated rates to other utilities that interconnect with TNMP’s facilities

Corporate and Other

The Corporate and Other segment includes PNMR holding company activities, primarily related to corporate level debt and PNMR Services Company. The activities of PNMR Development, NM Capital, and the equity method investment in NMRD are also included in Corporate and Other.

The following tables present summarized financial information for PNMR by segment. PNM and TNMP each operate in only one segment. Therefore, tabular segment information is not presented for PNM and TNMP.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR SEGMENT INFORMATION

	PNM	TNMP	Corporate and Other	Consolidated
	(In thousands)
Three Months Ended March 31, 2018
Electric operating revenues	$236,232	$81,646	$—	$317,878
Cost of energy	70,802	21,754	—	92,556
Utility margin	165,430	59,892	—	225,322
Other operating expenses	100,511	24,973	(5,016)	120,468
Depreciation and amortization	36,627	16,387	5,708	58,722
Operating income (loss)	28,292	18,532	(692)	46,132
Interest income	2,487	—	1,637	4,124
Other income (deductions)	1,217	1,085	79	2,381
Interest charges	(20,830)	(7,729)	(4,496)	(33,055)
Segment earnings (loss) before income taxes	11,166	11,888	(3,472)	19,582
Income taxes (benefit)	(348)	2,475	(1,344)	783
Segment earnings (loss)	11,514	9,413	(2,128)	18,799
Valencia non-controlling interest	(3,677)	—	—	(3,677)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$7,705	$9,413	$(2,128)	$14,990

At March 31, 2018:
Total Assets	$4,925,741	$1,526,434	$224,218	$6,676,393
Goodwill	$51,632	$226,665	$—	$278,297

	PNM	TNMP	Corporate and Other	Consolidated
	(In thousands)
Three Months Ended March 31, 2017
Electric operating revenues	$251,558	$78,620	$—	$330,178
Cost of energy	81,317	21,487	—	102,804
Utility margin	170,241	57,133	—	227,374
Other operating expenses	93,756	23,797	(4,660)	112,893
Depreciation and amortization	36,016	15,371	4,996	56,383
Operating income (loss)	40,469	17,965	(336)	58,098
Interest income	2,816	—	2,065	4,881
Other income (deductions)	5,545	732	(335)	5,942
Interest charges	(21,012)	(7,404)	(3,284)	(31,700)
Segment earnings (loss) before income taxes	27,818	11,293	(1,890)	37,221
Income taxes (benefit)	7,708	3,689	(622)	10,775
Segment earnings (loss)	20,110	7,604	(1,268)	26,446
Valencia non-controlling interest	(3,452)	—	—	(3,452)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$16,526	$7,604	$(1,268)	$22,862

At March 31, 2017:
Total Assets	$4,870,201	$1,396,055	$211,423	$6,477,679
Goodwill	$51,632	$226,665	$—	$278,297

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)	Accumulated Other Comprehensive Income (Loss)

Information regarding accumulated other comprehensive income (loss) for the three months ended March 31, 2018 and 2017 is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			PNMR
	Unrealized			Fair Value
	Gains on			Adjustment
	Available-for-	Pension		for Cash
	Sale	Liability		Flow
	Securities	Adjustment	Total	Hedges	Total
	(In thousands)
Balance at December 31, 2017, as originally reported	$13,169	$(110,262)	$(97,093)	$1,153	$(95,940)
Cumulative effect adjustment (Note 7)	(11,208)	—	(11,208)	—	(11,208)
Balance at January 1, 2018, as adjusted	1,961	(110,262)	(108,301)	1,153	(107,148)
Amounts reclassified from AOCI (pre-tax)	(2,629)	1,891	(738)	(53)	(791)
Income tax impact of amounts reclassified	668	(480)	188	13	201
Other OCI changes (pre-tax)	1,115	—	1,115	1,858	2,973
Income tax impact of other OCI changes	(283)	—	(283)	(472)	(755)
Net after-tax change	(1,129)	1,411	282	1,346	1,628
Balance at March 31, 2018	$832	$(108,851)	$(108,019)	$2,499	$(105,520)

Balance at December 31, 2016	$4,320	$(96,748)	$(92,428)	$(23)	$(92,451)
Amounts reclassified from AOCI (pre-tax)	(2,763)	1,618	(1,145)	112	(1,033)
Income tax impact of amounts reclassified	1,078	(631)	447	(44)	403
Other OCI changes (pre-tax)	7,766	—	7,766	(185)	7,581
Income tax impact of other OCI changes	(3,030)	—	(3,030)	72	(2,958)
Net after-tax change	3,051	987	4,038	(45)	3,993
Balance at March 31, 2017	$7,371	$(95,761)	$(88,390)	$(68)	$(88,458)

Pre-tax amounts reclassified from AOCI related to Unrealized Gains on Available-for-Sale Securities are included in Gains on investment securities in the Condensed Consolidated Statements of Earnings. Pre-tax amounts reclassified from AOCI related to Pension Liability Adjustment are reclassified to Other Income and Deductions – Other (deductions) in the Condensed Consolidated Statements of Earnings. Pre-tax amounts reclassified from AOCI related to Fair Value Adjustment for Cash Flow Hedges are reclassified to Interest Charges in the Condensed Consolidated Statements of Earnings. An insignificant amount is included in capitalized interest. The income tax impacts of all amounts reclassified from AOCI are included in Income Taxes in the Condensed Consolidated Statements of Earnings.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)	Earnings Per Share

In accordance with GAAP, dual presentation of basic and diluted earnings per share is presented in the Condensed Consolidated Statements of Earnings of PNMR. Information regarding the computation of earnings per share is as follows:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands, except per share amounts)
Net Earnings Attributable to PNMR	$14,990	$22,862
Average Number of Common Shares:
Outstanding during period	79,654	79,654
Vested awards of restricted stock	205	112
Average Shares – Basic	79,859	79,766
Dilutive Effect of Common Stock Equivalents:
Stock options and restricted stock	154	346
Average Shares – Diluted	80,013	80,112
Net Earnings Per Share of Common Stock:
Basic	$0.19	$0.29
Diluted	$0.19	$0.29

(5)	Electric Operating Revenues

PNMR is an investor-owned holding company with two regulated utilities providing electricity and electric services in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP.

Revenue Recognition

Electric operating revenues are recorded in the period of energy delivery, which includes estimated amounts for service rendered but unbilled at the end of each accounting period. The determination of the energy sales billed to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading and the corresponding unbilled revenue are estimated. Unbilled electric revenue is estimated based on the daily generation volumes, estimated customer usage by class, line losses, and applicable customer rates reflecting historical trends and experience. Amounts billed are generally due within the next month. The Company does not incur incremental costs to obtain contracts for its energy services.

PNM’s wholesale electricity sales are recorded as electric operating revenues and wholesale electricity purchases are recorded as costs of energy sold. In accordance with GAAP, derivative contracts that are subject to unplanned netting are recorded net in earnings. A “book-out” is the planned or unplanned netting of off-setting purchase and sale transactions. A book-out is a transmission mechanism to reduce congestion on the transmission system or administrative burden. For accounting purposes, a book-out is the recording of net revenues upon the settlement of a derivative contract.

Unrealized gains and losses on derivative contracts that are not designated for hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power and fuel supply agreements, used to hedge generation assets and purchased power costs. Changes in the fair value of economic hedges are reflected in results of operations, with changes related to economic hedges on sales included in operating revenues and changes related to economic hedges on purchases included in cost of energy sold.

In May 2014, the FASB issued ASU 2014-09 - Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also revises the disclosure requirements regarding revenue and requires that revenue from contracts with customers be reported separately from other revenues. ASU 2014-09 provides that it could be applied retrospectively to each prior period presented or on a modified retrospective basis with a cumulative effect adjustment to retained earnings on the date of adoption.

The Company adopted ASU 2014-09 effective as of January 1, 2018, its required effective date, using the modified retrospective method of adoption. The adoption of ASU 2014-09 did not result in changes to the nature, amount, and timing of the Company’s existing revenue recognition processes or information technology infrastructure. Therefore, the adoption of ASU 2014-09 had no effect on the amount of revenue recorded in 2018 compared to the amount that would have been recorded under prior GAAP, no effect on total Electric operating revenues or any other caption within the Company’s financial statements, and no cumulative effect adjustment was recorded. Revenues for 2018 are presented in accordance with the standard on the Condensed Consolidated Statements of Earnings and 2017 revenues are presented on a comparative basis. Additional disclosures to further disaggregate 2018 revenues are also presented.

Under ASU 2014-09, PNM and TNMP recognize revenue as they satisfy performance obligations, which typically occurs as the customer or end-user consumes the electric service provided. Electric services are typically for a bundle of services that are distinct and transferred to the end-user in one performance obligation measured by KWh or KW. Electric operating revenues are recorded in the period of energy delivery, including estimated unbilled amounts. As permitted under GAAP, the Company has elected to exclude all sales and similar taxes from revenue.

Revenue from contracts with customers is recorded based upon the total authorized tariff price at the time electric service is rendered, including amounts billed under arrangements qualifying as an Alternative Revenue Program (“ARP”). ARP arrangements are agreements between PNM or TNMP and its regulator that allows PNM or TNMP to adjust future rates in response to past activities or completed events, if certain criteria are met. GAAP requires that ARP revenues be reported separately from contracts with customers. ARP revenues in a given period include the recognition of “originating” ARP revenues (i.e. when the regulator specific conditions are met) in the period, offset by the reversal of ARP revenues billed to customers in that period.

Sources of Revenue

Additional information about the nature of revenues is provided below.

Revenue from Contracts with Customers

PNM

NMPRC Regulated Retail Electric Service – PNM provides electric generation, transmission, and distribution service to its rate-regulated customers in New Mexico. PNM’s retail electric service territory covers a large area of north central New Mexico, including the cities of Albuquerque, Rio Rancho, and Santa Fe, and certain areas of southern New Mexico. Customer rates for retail electric service are set by the NMPRC and revenue is recognized as energy is delivered to the customer. PNM invoices customers on a monthly basis for electric service and generally collects billed amounts within one month.

Transmission Service to Third Parties – PNM owns or leases transmission lines, interconnected with other utilities in New Mexico, Texas, Arizona, Colorado, and Utah. Transmission customers receive service for the transmission of energy owned by the customer utilizing PNM’s transmission facilities. Customers generally receive transmission services, which are regulated by FERC, from PNM through PNM’s Open Access Transmission Tariff (“OATT”) or a specific contract. Customers are billed based on capacity and energy components on a monthly basis.

TNMP

PUCT Regulated Retail Electric Service – TNMP provides transmission and distribution services in Texas under the provisions of TECA and the Texas Public Utility Regulatory Act. TNMP is subject to traditional cost-of-service regulation with respect to rates and service under the jurisdiction of the PUCT and certain municipalities. TNMP’s transmission and distribution activities are solely within ERCOT, which is the independent system operator responsible for maintaining reliable operations for the bulk electric power supply system in most of Texas. Therefore, TNMP is not subject to traditional rate regulation by FERC.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TNMP provides transmission and distribution services at regulated rates to various REPs that, in turn, provide retail electric service to consumers within TNMP’s service area. Revenue is recognized as energy is delivered to the consumer. Delivery of service is invoiced as the transaction occurs and is generally paid within a month.

Transmission Cost of Service (“TCOS”) – TNMP is a transmission service provider that is allowed to recover its TCOS through a network transmission rate that is approved by the PUCT. TCOS customers are other utilities that receive service for the transmission of energy owned by the customer utilizing TNMP’s transmission facilities. Historically, TNMP has updated its transmission rates twice per year to reflect changes in its invested capital although updates are not allowed while a general rate case is in progress (Note 12).

Alternative Revenue Programs

ARP revenues, which are discussed above, include recovery or refund provisions under PNM’s renewable energy rider and true-ups to PNM’s formula transmission rates; TNMP’s AMS surcharge, transmission cost recovery factor, and rate impacts of the 2017 change in the corporate income tax rate; and the energy efficiency incentive bonus at both PNM and TNMP. GAAP provides for the recognition of regulatory assets and liabilities for the difference between ARP revenues and amounts billed under those programs. Regulatory assets and liabilities are amortized into earnings as amounts are billed. Accordingly, the Company has deferred certain costs and recorded certain liabilities pursuant to the rate actions of the NMPRC, PUCT, and FERC.

Other Electric Operating Revenues

Other electric operating revenues consist primarily of PNM’s sales for resale meeting the definition of a derivative under GAAP. Derivatives are not considered contracts with customers under ASU 2014-09. PNM engages in activities meeting the definition of derivatives to optimize its existing jurisdictional assets and long-term power agreements through spot market, hour-ahead, day-ahead, week-ahead, month-ahead, and other sales of any excess generation not required to fulfill retail load and contractual commitments. Through December 31, 2017, PNM’s 134 MW share of Unit 3 at PVNGS was excluded from retail rates and was being sold in the wholesale market. In December 2015, the NMPRC approved PNM’s request to include PVNGS Unit 3 as a jurisdictional resource to service New Mexico retail customers beginning in 2018.

Disaggregation of Revenues

A disaggregation of revenues from Contracts with customers for the three months ended March 31, 2018 by the type of customer is presented in the table below. The table also reflects ARP revenues and Other revenues.

	PNM	TNMP	Consolidated
	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$97,169	$29,266	$126,435
Commercial	82,849	27,152	110,001
Industrial	13,459	4,305	17,764
Public authority	4,635	1,416	6,051
Economy energy service	7,288	—	7,288
Transmission	12,482	16,508	28,990
Miscellaneous	4,682	2,140	6,822
Total revenues from contracts with customers	222,564	80,787	303,351

Alternative revenue programs	65	859	924
Other electric operating revenues	13,603	—	13,603
Total Electric Operating Revenues	$236,232	$81,646	$317,878

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three months ended March 31, 2017, ARP revenues and Other electric operating revenues were $1.1 million and $28.4 million for PNM and $3.5 million and none for TNMP.

Contract balances

Performance obligations related to contracts with customers are typically satisfied when the energy is delivered and the customer or end-user utilizes the energy. Accounts receivable from customers represent amounts billed to the customer or end-user, including amounts under ARP programs. For PNM, accounts receivable reflected on the Condensed Consolidated Balance Sheets includes $58.7 million at March 31, 2018 and $62.9 million at December 31, 2017 resulting from contracts with customers. All of TNMP’s accounts receivable results from contracts with customers.

Contract assets are an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance). The Company has no contract assets as of March 31, 2018. Contract liabilities arise when consideration is received in advance from a customer before satisfying the performance obligations. Therefore, revenue is deferred and not recognized until the obligation is satisfied. Under its OATT, PNM accepts upfront consideration for capacity reservations requested by transmission customers, which requires PNM to defer the customer’s transmission capacity rights for a specific period of time. PNM recognizes the revenue of these capacity reservations over the period it defers the customer’s capacity rights. Other utilities pay PNM and TNMP in advance for the joint-use of their utility poles. These revenues are recognized over the period of time specified in the joint-use contract, typically for one calendar year. Deferred revenues on these arrangements are recorded as contract liabilities. The Company has no other arrangements with remaining performance obligations to which a portion of the transaction price would be required to be allocated.

Changes during the period in the balances of contract liabilities, which are included in Other current liabilities on the Condensed Consolidated Balance Sheets, are as follows:

	PNM	TNMP	Consolidated
	(In thousands)
Balance at December 31, 2017	$349	$—	$349
Consideration received in advance of service to be provided	3,983	1,512	5,495
Deferred revenue earned	(1,099)	(378)	(1,477)
Balance at March 31, 2018	$3,233	$1,134	$4,367

(6)	Variable Interest Entities

GAAP determines how an enterprise evaluates and accounts for its involvement with variable interest entities, focusing primarily on whether the enterprise has the power to direct the activities that most significantly impact the economic performance of a variable interest entity (“VIE”). GAAP also requires continual reassessment of the primary beneficiary of a VIE. Additional information concerning PNM’s VIEs is contained in Note 9 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K.

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 158 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third-party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operation and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the three months ended March 31, 2018 and 2017, PNM paid $4.9 million and $4.9 million for fixed charges and $0.3 million and $0.1 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy its obligations and creditors of Valencia do not have any recourse against PNM’s assets. During the term of the PPA, PNM has the option, under certain conditions, to purchase

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and own up to 50% of the plant or the VIE. The PPA specifies that the purchase price would be the greater of 50% of book value reduced by related indebtedness or 50% of fair market value.

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

Summarized financial information for Valencia is as follows:

Results of Operations

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Operating revenues	$4,768	$4,927
Operating expenses	(1,091)	(1,475)
Earnings attributable to non-controlling interest	$3,677	$3,452

Financial Position

	March 31,	December 31,
	2018	2017
	(In thousands)
Current assets	$2,981	$2,688
Net property, plant, and equipment	63,400	64,109
Total assets	66,381	66,797
Current liabilities	981	602
Owners’ equity – non-controlling interest	$65,400	$66,195

Westmoreland San Juan LLC (“WSJ”) and SJCC

As discussed in the subheading Coal Supply in Note 11, PNM purchases coal for SJGS from SJCC under a coal supply agreement (“SJGS CSA”). That section includes information on the acquisition of SJCC by WSJ, a subsidiary of Westmoreland, on January 31, 2016, as well as the $125.0 million loan (the “Westmoreland Loan”) from NM Capital, a subsidiary of PNMR, to WSJ, which loan provided substantially all of the funds required for the SJCC purchase, and the issuance of $30.3 million in letters of credit to facilitate the issuance of reclamation bonds required in order for SJCC to mine coal to be supplied to SJGS. The Westmoreland Loan and the letters of credit support result in PNMR being considered to have a variable interest in WSJ, including its subsidiary, SJCC, since PNMR and NM Capital could be subject to possible loss in the event of a default by WSJ under the Westmoreland Loan and/or performance was required under the letter of credit support.  Principal payments under the Westmoreland Loan began on August 1, 2016 and are required quarterly thereafter. Interest is also paid quarterly beginning on May 3, 2016.

At March 31, 2018, the amount outstanding under the Westmoreland Loan was $51.0 million. In addition, interest receivable of $1.2 million is included in Other receivables. The Westmoreland Loan requires that all cash flows of WSJ, in excess of normal operating expenses, capital additions, and operating reserves, be utilized for principal and interest payments under the loan until it is fully repaid. A principal payment of $0.9 million plus interest of $1.8 million is due on May 1, 2018. As of April 23, 2018,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$2.7 million was held in a SJCC bank account that is restricted solely to be used to service the Westmoreland Loan. The Westmoreland Loan is secured by the assets of and the equity interests in SJCC. In the event of a default by WSJ, NM Capital would have the ability to foreclose on the equity of WSJ or the assets used in the mining operations.  In such event, NM Capital would likely engage a third-party mining company to operate SJCC so that operations of the mine are not disrupted. The acquisition of SJCC for approximately $125.0 million on January 31, 2016 was an arm’s-length negotiated transaction between Westmoreland and BHP, which amount should approximate the fair value of SJCC at the date of acquisition.  If WSJ were to default, NM Capital should be able to foreclose on assets of approximately the value of the Westmoreland Loan without a significant loss. Furthermore, PNMR considers the possibility of loss under the letters of credit support to be remote since the purpose of posting the bonds is to provide assurance that SJCC performs the required reclamation of the mine site in accordance with applicable regulations and all reclamation costs are reimbursable under the SJGS CSA. Also, much of the mine reclamation activities will not be performed until after the expiration of the SJGS CSA and the final maturity of the Westmoreland Loan. In addition, each of the SJGS participants has established and funds a trust to meet its future reclamation obligations.

On March 28, 2018, NM Capital executed an extension and waiver agreement with WSJ, which waived a technical event of default by WSJ under the Westmoreland Loan. This waiver relates solely to the required delivery of the financial statements of Westmoreland, WSJ’s parent company, and expires on the earlier of May 1, 2019 or the occurrence of any other event of default. On April 2, 2018, Westmoreland filed its Annual Report on Form 10-K for the year ended December 31, 2017 with the SEC. In the Westmoreland Form 10-K, Westmoreland indicated that it has retained financial advisors and restructuring advisors “to explore strategic alternatives to strengthen the Company’s balance sheet and maximize the value of the Company, which may include, but not limited to, seeking reorganization under Chapter 11 of the U.S. Bankruptcy Code.” As mentioned above, in January 2016, NM Capital made the Westmoreland Loan to WSJ, which is a ring-fenced, bankruptcy remote subsidiary of Westmoreland. The Westmoreland Loan is secured by the equity interests and assets of WSJ. A bankruptcy of Westmoreland would not constitute a default by WSJ under the Westmoreland Loan and WSJ continues to perform as required by the Westmoreland Loan other than the technical default covered by the March 28, 2018 waiver.

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

(7)	Fair Value of Derivative and Other Financial Instruments

Additional information concerning energy related derivative contracts and other financial instruments is contained in Note 8 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K.

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

PNM was exposed to market risk for its share of PVNGS Unit 3 through December 31, 2017, at which time PVNGS Unit 3 became a jurisdictional resource to serve New Mexico retail customers. Beginning January 1, 2018, PNM is exposed to market risk for its 65 MW interest in SJGS Unit 4, which is held as merchant plant as ordered by the NMPRC (Note 11). PNM entered into agreements to sell power from 36 MW of that capacity to a third party at a fixed price for the period January 1, 2018 through June 30, 2022, subject to certain conditions. Under these agreements, PNM is obligated to deliver 36 MW of power only when SJGS Unit 4 is operating.  These agreements are not considered derivatives because there is no notional amount due to the unit-contingent nature of the transactions.

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
Commodity Risk
Marketing and procurement of energy often involve market risks associated with managing energy commodities and establishing positions in the energy markets, primarily on a short-term basis. PNM routinely enters into various derivative instruments such as forward contracts, option agreements, and price basis swap agreements to economically hedge price and volume risk on power commitments and fuel requirements and to minimize the effect of market fluctuations. PNM monitors the market risk of its commodity contracts to maintain total exposure within management-prescribed limits in accordance with approved risk and credit policies.

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, PNM accounts for its various instruments for the purchase and sale of energy, which meet the definition of a derivative, based on PNM’s intent. During the three months ended March 31, 2018 and the year ended December 31, 2017, PNM was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flows hedges. The derivative contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. PNM has no trading transactions.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commodity Derivatives

PNM’s commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges, are summarized as follows:

	Economic Hedges
	March 31, 2018	December 31, 2017
	(In thousands)
Current assets	$1,087	$1,088
Deferred charges	3,277	3,556
	4,364	4,644
Current liabilities	(1,328)	(1,182)
Long-term liabilities	(3,277)	(3,556)
	(4,605)	(4,738)
Net	$(241)	$(94)

Certain of PNM’s commodity derivative instruments in the above table are subject to master netting agreements whereby assets and liabilities could be offset in the settlement process. PNM does not offset fair value and cash collateral for derivative instruments under master netting arrangements and the above table reflects the gross amounts of fair value assets and liabilities for commodity derivatives. Included in the above table are equal amounts of assets and liabilities aggregating $4.4 million at March 31, 2018 and $4.6 million at December 31, 2017, which result from PNM’s hazard sharing arrangements with Tri-State. The hazard sharing arrangements are net-settled upon delivery. Other amounts that could be offset under master netting agreements were immaterial.

At March 31, 2018 and December 31, 2017, PNM had no amounts recognized for the legal right to reclaim cash collateral. However, at March 31, 2018 and December 31, 2017, amounts posted as cash collateral under margin arrangements were $0.5 million and $0.8 million. At March 31, 2018 and December 31, 2017, obligations to return cash collateral were $0.9 million and $0.9 million. Cash collateral amounts are included in Other current assets and Other current liabilities on the Condensed Consolidated Balance Sheets.

PNM has a NMPRC-approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. The table above includes $0.2 million of current liabilities at March 31, 2018 related to this plan. The offset to this amount is recorded as a regulatory asset on the Condensed Consolidated Balance Sheets. There were no amounts hedged under this plan as of December 31, 2017.

The following table presents the effect of mark-to-market commodity derivative instruments on PNM’s earnings, excluding income tax effects. Commodity derivatives had no impact on OCI for the periods presented.

	Economic Hedges
	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Electric operating revenues	$(10)	$3,341
Cost of energy	12	11
Total gain	$2	$3,352

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commodity contract volume positions are presented in MMBTU for gas related contracts and in MWh for power related contracts. The table below presents PNM’s net buy (sell) volume positions:

	Economic Hedges
	MMBTU	MWh

March 31, 2018	405,000	(40,800)
December 31, 2017	100,000	—
PNM has contingent requirements to provide collateral under commodity contracts having an objectively determinable collateral provision that are in net liability positions and are not fully collateralized with cash. In connection with managing its commodity risks, PNM enters into master agreements with certain counterparties. If PNM is in a net liability position under an agreement, some agreements provide that the counterparties can request collateral if PNM’s credit rating is downgraded; other agreements provide that the counterparty may request collateral to provide it with “adequate assurance” that PNM will perform; and others have no provision for collateral. At March 31, 2018 and December 31, 2017, PNM had $0.1 million and zero of such contracts in a liability position.

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Investment securities are carried at fair value. Investment securities consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners (Note 11). At March 31, 2018 and December 31, 2017, the fair value of investment securities included $294.0 million and $293.7 million for the NDT and $30.0 million and $29.8 million for the mine reclamation trusts.

In January 2016, the FASB issued Accounting Standards Update 2016-01 – Financial Instruments (Subtopic 825-10), which makes targeted improvements to GAAP regarding financial instruments. ASU 2016-01 eliminates the requirement to classify investments in equity securities with readily determinable fair values into trading or available-for-sale categories and requires those equity securities to be measured at fair value with changes in fair value recognized in net income rather than in OCI. Under ASU 2016-01, the accounting for available-for-sale debt securities remains essentially unchanged. The accounting required by ASU 2016-01 is to be applied prospectively with a cumulative effect adjustment recorded as of the beginning of the year of adoption. ASU 2016-01 also revises certain presentation and disclosure requirements. Accordingly, the following information for 2018 is presented under ASU 2016-01 and the information for 2017 is presented under prior GAAP.

Prior to 2018, PNM classified all debt and equity investments held in the NDT and coal mine reclamation trusts as available-for-sale securities. Unrealized losses on these securities were recorded immediately through earnings and unrealized gains were recorded in AOCI until the securities were sold.

On January 1, 2018, PNM recorded an after-tax cumulative effect adjustment of $11.2 million to reclassify unrealized holding gains on equity securities held in the NDT and coal mine reclamation trusts from AOCI to retained earnings on the Condensed Consolidated Balance Sheets. After January 1, 2018, all gains and losses resulting from sales and changes in the fair value of equity securities are recognized in earnings.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Gains and losses recognized on the Condensed Consolidated Statements of Earnings related to investment securities in the NDT and reclamation trusts are presented in the following table.

Three Months Ended March 31, 2018
(In thousands)
Equity securities:
Net gains from equity securities sold	$2,828
Net gains from equity securities still held	136
Total net gains on equity securities	2,964

Available-for-sale debt securities:
Net gains (losses) on debt securities	(2,676)

Net gains on investment securities	$288

The proceeds and gross realized gains and losses on the disposition of securities held in the NDT and coal mine reclamation trusts are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the (increase)/decrease in realized impairment losses of ($1.2) million and $1.1 million for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Proceeds from sales	$626,729	$266,388
Gross realized gains	$6,021	$8,645
Gross realized (losses)	$(4,677)	$(3,085)
Held-to-maturity securities are those investments in debt securities that the Company has the ability and intent to hold until maturity. At March 31, 2018 and December 31, 2017, PNMR’s held-to-maturity securities consist of the Westmoreland Loan.

The Company has no available-for-sale debt securities or held-to-maturity debt securities for which carrying value exceeds fair value. There are no impairments considered to be “other than temporary” that are included in AOCI and not recognized in earnings.
At March 31, 2018, the available-for-sale and held-to-maturity debt securities had the following final maturities:

	Fair Value
	Available-for-Sale	Held-to-Maturity
	PNMR and PNM	PNMR
	(In thousands)
Within 1 year	$8,562	$—
After 1 year through 5 years	53,094	57,486
After 5 years through 10 years	66,603	—
After 10 years through 15 years	9,735	—
After 15 years through 20 years	10,061	—
After 20 years	36,263	—
	$184,318	$57,486

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value Disclosures
The Company determines the fair values of its derivative and other financial instruments based on the hierarchy established in GAAP, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. GAAP describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company records any transfers between fair value hierarchy levels as of the end of each calendar quarter. There were no transfers between levels during the three months ended March 31, 2018 or the year ended December 31, 2017.

For investment securities, Level 2 and Level 3 fair values are provided by fund managers utilizing a pricing service. For level 2 fair values, the pricing provider predominantly uses the market approach using bid side market value based upon a hierarchy of information for specific securities or securities with similar characteristics. Fair values of Level 2 investments in mutual funds are equal to net asset value as of year-end. Level 3 investments are comprised of corporate term loans. For commodity derivatives, Level 2 fair values are determined based on market observable inputs, which are validated using multiple broker quotes, including forward price, volatility, and interest rate curves to establish expectations of future prices. Credit valuation adjustments are made for estimated credit losses based on the overall exposure to each counterparty. For the Company’s long-term debt, Level 2 fair values are provided by an external pricing service. The pricing service primarily utilizes quoted prices for similar debt in active markets when determining fair value. The valuation of Level 3 investments requires significant judgment by the pricing provider due to the absence of quoted market values, changes in market conditions, and the long-term nature of the assets. The significant unobservable inputs include the trading multiples of public companies that are considered comparable to the company being valued, company specific issues, estimates of liquidation value, current operating performance and future expectations of performance, changes in market outlook and the financing environment, capitalization rates, discount rates, and cash flows. For the Westmoreland Loan, fair values were determined using an internal valuation model of discounted cash flows that takes into consideration discount rates that are observable for similar types of assets and liabilities. Management of the Company independently verifies the information provided by pricing services.

Items recorded at fair value by PNM on the Condensed Consolidated Balance Sheets are presented below by level of the fair value hierarchy along with gross unrealized gains on investments in available-for-sale securities. Under ASU 2016-01, PNM does not classify it investments in equity instruments as available-for-sale securities beginning January 1, 2018.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Unrealized Gains
	(In thousands)
March 31, 2018
Cash and cash equivalents	$22,810	$22,810	$—	$—
Equity securities:
Corporate stocks, common	35,185	35,185	—	—
Corporate stocks, preferred	6,714	865	5,849	—
Mutual funds and other	74,976	74,976	—	—
Available-for-sale debt securities:
U.S. Government	23,829	23,829	—	—	$271
International Government	9,894	—	9,894	—	61
Municipals	35,782	—	35,782	—	103
Corporate and other	114,813	—	112,462	2,351	680
	$324,003	$157,665	$163,987	$2,351	$1,115

Commodity derivative assets	$4,364	$—	$4,364	$—
Commodity derivative liabilities	(4,605)	—	(4,605)	—
Net	$(241)	$—	$(241)	$—

December 31, 2017
Available-for-sale securities
Cash and cash equivalents	$52,636	$52,636	$—	$—
Equity securities:
Domestic value	40,032	40,032	—	—	$4,011
Domestic growth	35,456	35,456	—	—	3,995
International and other	45,867	42,332	3,535	—	6,810
Fixed income securities:
U.S. Government	34,317	33,645	672	—	273
Municipals	48,076	—	48,076	—	1,225
Corporate and other	67,140	—	67,140	—	1,714
	$323,524	$204,101	$119,423	$—	$18,028

Commodity derivative assets	$4,644	$—	$4,644	$—
Commodity derivative liabilities	(4,738)	—	(4,738)	—
Net	$(94)	$—	$(94)	$—

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of the changes in Level 3 fair value measurements is as follows:

Corporate Debt
(In thousands)
Balance at December 31, 2017	$—
Actual return on assets sold during the period	(3)
Actual return on assets still held at period end	(11)
Purchases	2,724
Sales	(359)
Balances at March 31, 2018	$2,351

The carrying amounts and fair values of investments in the Westmoreland Loan, other investments, and long-term debt, which are not recorded at fair value on the Condensed Consolidated Balance Sheets are presented below:

			GAAP Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2018	(In thousands)
PNMR
Long-term debt	$2,581,549	$2,661,283	$—	$2,661,283	$—
Westmoreland Loan	$50,991	$57,486	$—	$—	$57,486
Other investments	$375	$375	$375	$—	$—
PNM
Long-term debt	$1,658,431	$1,703,098	$—	$1,703,098	$—
Other investments	$155	$155	$155	$—	$—
TNMP
Long-term debt	$480,716	$513,690	$—	$513,690	$—
Other investments	$220	$220	$220	$—	$—

December 31, 2017
PNMR
Long-term debt	$2,437,645	$2,554,836	$—	$2,554,836	$—
Westmoreland Loan	$56,640	$66,588	$—	$—	$66,588
Other investments	$503	$503	$503	$—	$—
PNM
Long-term debt	$1,657,910	$1,727,135	$—	$1,727,135	$—
Other investments	$283	$283	$283	$—	$—
TNMP
Long-term debt	$480,620	$527,563	$—	$527,563	$—
Other investments	$220	$220	$220	$—	$—

(8)	Stock-Based Compensation

PNMR has various stock-based compensation programs, including stock options, restricted stock, and performance shares granted under the Performance Equity Plan (“PEP”). Although certain PNM and TNMP employees participate in the PNMR plans, PNM and TNMP do not have separate employee stock-based compensation plans. In 2011, the Company changed its approach to awarding stock-based compensation. As a result, no stock options have been granted since 2010 and awards of restricted stock have increased. Certain restricted stock awards are subject to achieving performance or market targets. Other awards of restricted stock are only subject to time vesting requirements. Additional information concerning stock-based compensation under the PEP is contained in Note 13 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted stock under the PEP refers to awards of stock subject to vesting, performance, or market conditions rather than to shares with contractual post-vesting restrictions. Generally, awards to employees vest ratably over three years from the grant date of the award. However, awards with performance or market conditions vest upon satisfaction of those conditions. In addition, plan provisions provide that upon retirement, participants become 100% vested in certain stock awards. Awards of restricted stock to non-employee members of the Board are expensed over a one year vesting period.

The stock-based compensation expense related to restricted stock awards without performance or market conditions to participants that are retirement eligible on the grant date is recognized immediately at the grant date and is not amortized. Compensation expense for other such awards is amortized to compensation expense over the shorter of the requisite vesting period or the period until the participant becomes retirement eligible. Compensation expense for performance-based shares is recognized over the performance period as required service is provided and is adjusted periodically to reflect the level of achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees meet their service requirements. At March 31, 2018 and December 31, 2017, PNMR had unrecognized expense related to stock awards of $5.8 million and $3.8 million, which are expected to be recognized over an average of 2.04 and 1.53 years.

PNMR receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options, and a tax deduction for the value of restricted stock at the vesting date. GAAP requires that all excess tax benefits and deficiencies be recorded to tax expense and classified as cash flows from operating activities. When excess tax benefits are used to reduce income taxes payable, the benefits are reflected in cash flows from operating activities.

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

The following table summarizes the weighted-average assumptions used to determine the awards grant date fair value:

	Three Months Ended March 31,
Restricted Shares and Performance Based Shares	2018	2017
Expected quarterly dividends per share	$0.2650	$0.2425
Risk-free interest rate	2.39%	1.58%

Market-Based Shares
Dividend yield	2.96%	2.67%
Expected volatility	19.12%	20.80%
Risk-free interest rate	2.36%	1.54%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes activity in restricted stock awards, including performance-based and market-based shares, and stock options, for the three months ended March 31, 2018:

	Restricted Stock		Stock Options
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2017	189,045	$31.11	193,441	$9.98
Granted	204,654	$29.03	—	$—
Exercised	(201,162)	$27.68	(97,941)	$8.19
Forfeited	(3,562)	$30.58	—	$—
Expired	—	$—	—	$—
Outstanding at March 31, 2018	188,975	$32.52	95,500	$11.81

PNMR’s stock-based compensation program provides for performance and market targets through 2020. Included as granted and as exercised in the above table are 97,697 previously awarded shares that were earned for the 2015 through 2017 performance measurement period and ratified by the Board in February 2018 (based upon achieving market targets at “target” levels, weighted at 60%, and performance targets at below “target” levels, weighted at 40%). Excluded from the above table are maximums of 134,219, 155,291, and 152,750 shares for the three-year performance periods ending in 2018, 2019, and 2020 that would be awarded if all performance and market criteria are achieved at maximum levels and all executives remain eligible.

Effective as of January 1, 2015, the Company entered into a retention award agreement with its Executive Vice President and Chief Financial Officer under which he would receive awards of restricted stock if PNMR met specific performance targets at the end of 2016 and 2017 and he remained an employee of the Company. If PNMR achieved the specified performance target for the period from January 1, 2015 through December 31, 2016, he was to receive $100,000 of PNMR common stock based on the market value per share on the grant date in early 2017. The specified market target was achieved at the end of 2016 and the Board ratified him receiving $100,000 of PNMR common stock in February 2017 based on a market per share value of $36.30 on the grant date of March 3, 2017, or 2,754 shares. Similarly, if PNMR achieved the specified performance target for the period from January 1, 2015 through December 31, 2017, he was to receive $275,000 of PNMR common stock based on the market value per share on the grant date in early 2018. The specified performance target was achieved at the end of 2017 and the Board ratified him receiving $275,000 of PNMR common stock in February 2018 based on the market value per share of $35.85 on the grant date of March 2, 2018, or 7,670 shares, which are included in the above table. The retention award was made under the PEP and was approved by the Board on December 9, 2014.

In March 2015, the Company entered into a retention award agreement with its Chairman, President, and Chief Executive Officer under which she would receive 53,859 shares of PNMR’s common stock if PNMR meets certain performance targets at the end of 2019 and she remains an employee of the Company. Under the agreement, she was to receive 17,953 of the total shares if PNMR achieved specific performance targets at the end of 2017. The specified performance target was achieved at the end of 2017 and the Board ratified her receiving the 17,953 shares in February 2018, which are included in the above table. The retention award was made under the PEP and was approved by the Board on February 26, 2015. The above table does not include the restricted stock shares that remain unvested under this retention award agreement.
At March 31, 2018, the aggregate intrinsic value of stock options outstanding, all of which are exercisable, was $2.5 million with a weighted-average remaining contract life of 1.8 years. At March 31, 2018, no outstanding stock options had an exercise price greater than the closing price of PNMR common stock on that date.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides additional information concerning restricted stock activity, including performance-based and market-based shares, and stock options:

	Three Months Ended March 31,
Restricted Stock	2018	2017
Weighted-average grant date fair value	$29.03	$22.12
Total fair value of restricted shares that vested (in thousands)	$7,162	$5,024

Stock Options
Weighted-average grant date fair value of options granted	$—	$—
Total fair value of options that vested (in thousands)	$—	$—
Total intrinsic value of options exercised (in thousands)	$2,711	$945

(9)	Financing

The Company’s financing strategy includes both short-term and long-term borrowings. The Company utilizes short-term revolving credit facilities, as well as cash flows from operations, to provide funds for both construction and operating expenditures. Depending on market and other conditions, the Company will periodically sell long-term debt or enter into term loan arrangements and use the proceeds to reduce borrowings under the revolving credit facilities or refinance other debt. Each of the Company’s revolving credit facilities and term loans contains a single financial covenant, which requires the maintenance of a debt-to-capital ratio of less than or equal to 65%, and generally also include customary covenants, events of default, cross default provisions, and change of control provisions. PNM must obtain NMPRC approval for any financing transaction having a maturity of more than 18 months. In addition, PNM files its annual short-term financing plan with the NMPRC. Additional information concerning financing activities is contained in Note 6 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K.

Financing Activities

As discussed in Note 11, NM Capital, a wholly-owned subsidiary of PNMR, entered into a $125.0 million term loan agreement (the “BTMU Term Loan Agreement”) with BTMU, as lender and administrative agent, as of February 1, 2016. The BTMU Term Loan Agreement has a maturity of February 1, 2021 and bears interest at a rate based on LIBOR plus a customary spread, which aggregated 4.41% at March 31, 2018. PNMR, as parent company of NM Capital, has guaranteed NM Capital’s obligations to BTMU. NM Capital utilized the proceeds of the BTMU Term Loan Agreement to provide funding of $125.0 million (the “Westmoreland Loan”) to a ring-fenced, bankruptcy-remote, special-purpose entity that is a subsidiary of Westmoreland Coal Company to finance Westmoreland’s purchase of SJCC. See Note 6. The BTMU Term Loan Agreement requires that NM Capital utilize all amounts, less taxes and fees, it receives under the Westmoreland Loan to repay the BTMU Term Loan Agreement. The principal balance outstanding under the BTMU Term Loan Agreement was $45.1 million at March 31, 2018. Based on scheduled payments on the Westmoreland Loan, NM Capital estimates it will make principal payments of $10.0 million on the BTMU Term Loan Agreement in the twelve months ended March 31, 2019.

On October 21, 2016, PNMR entered into letter of credit arrangements with JPMorgan Chase Bank, N.A. (the “JPM LOC Facility”) under which letters of credit aggregating $30.3 million were issued to facilitate the posting of reclamation bonds, which SJCC is required to post in connection with permits relating to the operation of the San Juan mine (Note 11).

On July 28, 2017, PNM entered into an agreement (the “PNM 2017 Senior Unsecured Note Agreement”) with institutional investors for the sale of $450.0 million aggregate principal amount of Senior Unsecured Notes (the “PNM 2018 SUNs”) offered in private placement transactions. Under the PNM 2017 Senior Unsecured Note Agreement, PNM has agreed to issue $350.0 million of the PNM 2018 SUNs on or about May 15, 2018 and $100.0 million of the PNM 2018 SUNs on or about August 1, 2018. The issuances of the PNM 2018 SUNs are subject to the satisfaction of customary conditions. PNM will use the gross proceeds from the PNM 2018 SUNs to repay $350.0 million of PNM’s 7.95% Senior Unsecured Notes that mature on May 15, 2018 and $100.0 million of PNM’s 7.50% Senior Unsecured Notes that mature on August 1, 2018. The terms of the PNM 2017 Senior

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unsecured Note Agreement include customary covenants, including a covenant that requires the maintenance of a debt-to-capital ratio of less than or equal to 65%, customary events of default, including a cross default provision, and covenants regarding parity of financial covenants, liens and guarantees with respect to PNM’s material credit facilities. In the event of a change of control, PNM will be required to offer to prepay the PNM 2018 SUNs at par. PNM will have the right to redeem any or all of the PNM 2018 SUNs prior to their respective maturities, subject to payment of a customary make-whole premium. In accordance with GAAP, aggregate borrowings of $450.0 million under PNM’s Senior Unsecured Notes due on May 15, 2018 and August 1, 2018, are reflected as being long-term in the Condensed Consolidated Balance Sheet at March 31, 2018 since the PNM 2017 Senior Unsecured Note Agreement demonstrates PNM’s ability and intent to re-finance the aggregate $450.0 million Senior Unsecured Notes on a long-term basis. Information concerning the maturities and interest rates on the PNM 2018 SUNs to be issued in May 2018 and August 2018 is as follows:

Scheduled
Funding	Maturity	Principal	Interest
Date	Date	Amount	Rate
		(In millions)

May 15, 2018	May 15, 2023	$55.0	3.15%
May 15, 2018	May 15, 2025	104.0	3.45%
May 15, 2018	May 15, 2028	88.0	3.68%
May 15, 2018	May 15, 2033	38.0	3.93%
May 15, 2018	May 15, 2038	45.0	4.22%
May 15, 2018	May 15, 2048	20.0	4.50%
		350.0
August 1, 2018	August 1, 2028	15.0	3.78%
August 1, 2018	August 1, 2048	85.0	4.60%
		100.0
		$450.0
.

On March 9, 2018, PNMR issued $300.0 million aggregate principal amount of 3.250% Senior Unsecured Notes (the “PNMR 2018 SUNs”), which mature on March 9, 2021. The proceeds from the offering were used to repay the $150.0 million PNMR 2015 Term Loan Agreement, and to reduce borrowings under the PNMR Revolving Credit Facility.

At March 31, 2018, variable interest rates were 2.64% on the $100.0 million PNMR 2016 Two-Year Term Loan, which matures in December 2018, and 2.61% on the $200.0 million PNM 2017 Term Loan Agreement, which matures in January 2019.

Short-term Debt and Liquidity

Currently, the PNMR Revolving Credit Facility has a financing capacity of $300.0 million and the PNM Revolving Credit Facility has a financing capacity of $400.0 million. PNMR and PNM have entered into agreements to extend the maturities of both facilities to October 31, 2022. However, one lender, whose current commitment is $10.0 million under the PNMR Revolving Credit Facility and $40.0 million under the PNM Revolving Credit Facility, did not agree to extend its commitments beyond October 31, 2020. Unless one or more of the other current lenders or a new lender assumes the commitments of the non-extending lender, the financing capacities will be reduced to $290.0 million for the PNMR Revolving Credit Facility and $360.0 million for the PNM Revolving Credit Facility from November 1, 2020 through October 31, 2022. PNM also has the $40.0 million PNM 2017 New Mexico Credit Facility that expires on December 12, 2022. The TNMP Revolving Credit Facility is a $75.0 million revolving credit facility secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds and matures on September 23, 2022.

On February 26, 2018, PNMR Development entered into a revolving credit facility with Wells Fargo Bank, National Association, as lender, which allows PNMR Development to borrow up to $24.5 million on a revolving credit basis and also provides for the issuance of letters of credit. The facility expires on February 25, 2019, bears interest at a variable rate, and contains terms similar to the PNMR Revolving Credit Facility. PNMR has guaranteed the obligations of PNMR Development under the facility. PNMR Development uses the facility to finance its participation in NMRD and other activities.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Short-term debt outstanding consisted of:

	March 31,	December 31,
Short-term Debt	2018	2017
	(In thousands)
PNM:
PNM Revolving Credit Facility	$—	$39,800
PNM 2017 New Mexico Credit Facility	—	—
	—	39,800
TNMP Revolving Credit Facility	21,200	—
PNMR:
PNMR Revolving Credit Facility	96,000	165,600
PNMR 2016 One-Year Term Loan (as extended)	100,000	100,000
PNMR Development Revolving Credit Facility	21,500	—
	$238,700	$305,400

At March 31, 2018, the weighted average interest rate was 3.05% for the PNMR Revolving Credit Facility, 2.54% for the TNMP Revolving Credit Facility, 2.72% for the PNMR Development Revolving Credit Facility, and 2.63% for the PNMR 2016 One-Year Term Loan (as extended), which matures in December 2018.

In addition to the above borrowings, PNMR, PNM, and TNMP had letters of credit outstanding of $6.4 million, $2.5 million, and $0.1 million at March 31, 2018 that reduce the available capacity under their respective revolving credit facilities. The above table excludes intercompany debt. As of March 31, 2018 and December 31, 2017, PNM had $54.6 million and zero and TNMP had $2.6 million and zero of intercompany borrowings from PNMR. On April 9, 2018, PNMR Development deposited $68.2 million with PNM related to transmission network interconnection studies. PNM used the deposit to repay intercompany borrowings.

In 2017, PNMR entered into three separate four-year hedging agreements whereby it effectively established fixed interest rates of 1.926%, 1.823%, and 1.629%, plus customary spreads over LIBOR, subject to change if there is a change in PNMR’s credit rating, for three separate tranches, each of $50.0 million, of its variable rate debt. These hedge agreements are accounted for as cash flow hedges. These hedge agreements had fair value gains totaling $3.1 million at March 31, 2018 that is included in Other deferred charges and $1.4 million at December 31, 2017 that is included in Other current assets on the Condensed Consolidated Balance Sheets. The fair values were determined using Level 2 inputs under GAAP, including using forward LIBOR curves under the mid-market convention to discount cash flows over the remaining term of the agreement.

At April 23, 2018, PNMR, PNM, TNMP, and PNMR Development had availability of $197.4 million, $397.5 million, $34.5 million, and none under their respective revolving credit facilities, including reductions of availability due to outstanding letters of credit, and PNM had $40.0 million of availability under the PNM New Mexico Credit Facility. Total availability at April 23, 2018, on a consolidated basis, was $669.4 million for PNMR. As of April 23, 2018, PNM and TNMP had no borrowings from PNMR under their intercompany loan agreements. At April 23, 2018, PNMR, PNM, and TNMP had invested cash of $0.9 million, $8.6 million, and none.

As described above, PNM entered into the PNM 2017 Senior Unsecured Note Agreement on July 28, 2017 to issue $450.0 million of the PNM 2018 SUNs on May 15, 2018 and August 1, 2018, proceeds from which will be used to repay like amounts of PNM Senior Unsecured Notes maturing on those dates. The $200.0 million PNM 2017 Term Loan Agreement matures on January 18, 2019. PNM has no other long-term debt due through March 31, 2019. The $100.0 million PNMR 2016 One-Year Term Loan (as extended) matures on December 14, 2018 and the $100.0 million PNMR 2016 Two-Year Term Loan matures on December 21, 2018. PNMR also anticipates repayments on the BTMU Term Loan Agreement of $10.0 million in the period from April 1, 2018 through March 31, 2019 and $9.4 million in the remainder of 2019. TNMP has $172.3 million of first mortgage bonds that are due in April 2019. The $24.5 million PNMR Development revolving credit facility expires on February 25, 2019. Additional information on debt maturities is contained in Note 6 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K.

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

Additional information concerning pension and OPEB plans is contained in Note 12 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K. Annual net periodic benefit cost for the plans is actuarially determined using the methods and assumptions set forth in that note and is recognized ratably throughout the year.

In March 2017, the FASB issued Accounting Standards Update 2017-07 – Compensation - Retirement Benefits (Topic 715) to improve the presentation of net periodic pension and other postretirement benefit costs. Prior to ASU 2017-07, the Company presented all of its net periodic benefit costs, net of amounts capitalized to construction and other accounts, as Administrative and general expenses on its statements of earnings. ASU 2017-07 requires the service cost component of net benefit costs be presented in the same line item or items as employees’ compensation. The other components of net periodic benefit cost (the “non-service cost components”) are required to be presented separately from the service cost component and outside of operating income. ASU 2017-07 also limits capitalization of net periodic benefit costs to only the service cost component. ASU 2017-07 requires retrospective presentation of the service and non-service cost components of net periodic benefit costs in the income statement and prospective application regarding the capitalization of only the service cost component of net periodic benefit costs. The Company adopted ASU 2017-07 as of January 1, 2018, its required effective date. In accordance with the standard, the PNM and PNMR Condensed Consolidated Statements of Earnings for the three months ended March 31, 2017 reflect a reclassification of Administrative and general expenses to Other deductions for the non-service cost components of net periodic benefit costs in the amount of $2.1 million, net of amounts capitalized prior to the adoption of the standard. The non-service components of TNMP’s net periodic benefit costs in 2017 were insignificant. The Company believes PNM and TNMP can continue to capitalize the non-service cost components of net periodic benefit costs as regulatory assets and liabilities to the extent attributable to regulated operations. During the three months ended March 31, 2018, PNM recorded $0.9 million of non-service cost as Other deductions, which is net of $0.3 million deferred as regulatory assets, and TNMP recorded $0.1 million of non-service cost to Other income, which is net of less than $0.1 million deferred as regulatory liabilities.
PNM Plans

The following table presents the components of the PNM Plans’ net periodic benefit cost:

	Three Months Ended March 31,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2018	2017	2018	2017	2018	2017
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$21	$24	$—	$—
Interest cost	6,068	6,727	860	1,006	155	174
Expected return on plan assets	(8,672)	(8,451)	(1,353)	(1,308)	—	—
Amortization of net (gain) loss	4,087	4,001	588	921	90	78
Amortization of prior service cost	(241)	(241)	(416)	(416)	—	—
Net periodic benefit cost	$1,242	$2,036	$(300)	$227	$245	$252

PNM did not make any contributions to its pension plan trust in the three months ended March 31, 2018 and 2017 and does not anticipate making any contributions to the pension plan in 2018-2021, but expects to contribute $5.1 million in 2022, based on current law, including recent amendments to funding requirements, and estimates of portfolio performance. The funding

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

assumptions were developed using discount rates of 4.0% to 5.1%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional contributions at its discretion. PNM made no contributions to the OPEB trust in the three months ended March 31, 2018 and 2017. PNM does not expect to make any contributions to the OPEB trust in 2018-2022.  Disbursements under the executive retirement program, which are funded by PNM and considered to be contributions to the plan, were $0.5 million and $0.5 million in the three months ended March 31, 2018 and 2017 and are expected to total $1.5 million during 2018 and $5.7 million for 2019-2022.

TNMP Plans

The following table presents the components of the TNMP Plans’ net periodic benefit cost:

	Three Months Ended March 31,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2018	2017	2018	2017	2018	2017
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$33	$36	$—	$—
Interest cost	656	722	119	139	7	8
Expected return on plan assets	(991)	(945)	(135)	(114)	—	—
Amortization of net (gain) loss	272	231	(56)	(20)	4	2
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost	$(63)	$8	$(39)	$41	$11	$10

TNMP did not make any contributions to its pension plan trust in the three months ended March 31, 2018 and 2017 and does not anticipate making any contributions in 2018-2022, based on current law, including recent amendments to funding requirements, and estimates of portfolio performance. The funding assumptions were developed using discount rates of 4.0% to 5.1%. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP made contributions of $0.3 million and $0.7 million to the OPEB trust in the three months ended March 31, 2018 and 2017. TNMP expects to make no additional contributions to the OPEB trust in 2018 and $1.4 million for 2019-2022. Disbursements under the executive retirement program, which are funded by TNMP and considered to be contributions to the plan, were less than $0.1 million in the three months ended March 31, 2018 and 2017 and are expected to total $0.1 million during 2018 and $0.4 million in 2019-2022.

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
Additional information concerning commitments and contingencies is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K.

Commitments and Contingencies Related to the Environment

Nuclear Spent Fuel and Waste Disposal

Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE that require the DOE to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE announced that it would not be able to open the repository by 1998 and sought to excuse its performance of these requirements. In November 1997, the DC Circuit issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and the DOE’s delay, a number of utilities, including APS (on behalf of itself and the other PVNGS owners, including PNM), filed damages actions against the DOE in the Court of Federal Claims. The lawsuits filed by APS alleged that damages were incurred due to DOE’s continuing failure to remove spent nuclear fuel and high-level waste from PVNGS. In August 2014, APS and the DOE entered into a settlement agreement, which established a process for the payment of claims for costs incurred through December 31, 2016. The settlement agreement has been extended to December 31, 2019. Under the settlement agreement, APS must submit claims annually for payment of allowable costs. PNM records estimated claims on a quarterly basis. The benefit from the claims is passed through to customers under the FPPAC to the extent applicable to NMPRC regulated operations.

PNM estimates that it will incur approximately $57.7 million (in 2016 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a component of fuel expense as the nuclear fuel is consumed. At March 31, 2018 and December 31, 2017, PNM had a liability for interim storage costs of $12.2 million and $12.3 million included in other deferred credits.

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

The Clean Air Act

Regional Haze

In 1999, EPA developed a regional haze program and regional haze rules under the CAA. The rule directs each of the 50 states to address regional haze. Pursuant to the CAA, states have the primary role to regulate visibility requirements by promulgating SIPs. States are required to establish goals for improving visibility in national parks and wilderness areas (also known as Class I areas) and to develop long-term strategies for reducing emissions of air pollutants that cause visibility impairment in their own states and for preventing degradation in other states. States must establish a series of interim goals to ensure continued progress by adopting a new SIP every ten years. In the first SIP planning period, states were required to conduct BART determinations for certain covered facilities, including utility boilers, built between 1962 and 1977 that have the potential to emit more than 250 tons per year of visibility impairing pollution. If it was demonstrated that the emissions from these sources caused or contributed to visibility impairment in any Class I area, then BART must have been installed by the beginning of 2018. For all future SIP planning periods, states must evaluate whether additional emissions reduction measures may be needed to continue making reasonable progress toward natural visibility conditions.

On January 10, 2017, EPA published in the Federal Register revisions to the regional haze rule. EPA also provided a companion draft guidance document for public comment. The new rule delayed the due date for the next cycle of SIPs from 2019 to 2021, altered the planning process that states must employ in determining whether to impose “reasonable progress” emission reduction measures, and gave new authority to federal land managers to seek additional emission reduction measures outside of the states’ planning process. Finally, the rule made several procedural changes to the regional haze program, including changes to the schedule and process for states to file 5-year progress reports. EPA’s new rule was challenged by numerous parties. On January 19, 2018, EPA filed a motion to hold the case in abeyance in light of several letters issued by EPA on January 17, 2018 to grant various petitions for reconsideration of the 2017 rule revisions. On January 30, 2018, the court placed the case in abeyance and directed EPA to file status reports on 90-day intervals beginning April 30, 2018. Although EPA’s decision to revisit the rule is not a determination on the merits of the issues raised in those petitions, EPA is likely to propose and take comment on additional revisions to the regional haze rules in the near future. PNM is evaluating the potential impacts of this rule.

SJGS

BART Compliance – SJGS is a source that is subject to the statutory obligations of the CAA to reduce visibility impacts. Note 16 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K contains detailed information concerning the BART compliance process, including interactions with governmental agencies responsible for environmental oversight and the NMPRC approval process. In December 2015, PNM received NMPRC approval for the plan to comply with the EPA regional haze rule at SJGS. Under the approved plan, the installation of selective non-catalytic reduction technology (“SNCR”) on SJGS Units 1 and 4 was completed in early 2016 and Units 2 and 3 were retired in December 2017. In addition to the required SNCR equipment, the NSR permit, which was required to be obtained in order to install the SNCRs, specified that SJGS Units 1 and 4 be converted to balanced draft technology (“BDT”). See Note 12 for information concerning the NMPRC’s treatment of BDT in PNM’s NM 2015 Rate Case.
The December 2015 NMPRC order also provided, among other things, that:

•	PNM was granted a CCN to acquire an additional 132 MW in SJGS Unit 4 effective January 1, 2018

•	PNM was granted a CCN for 134 MW of PVNGS Unit 3 as a jurisdictional resource to serve New Mexico customers beginning January 1, 2018

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
No later than December 31, 2018, and before entering into a binding agreement for post-2022 coal supply for SJGS, PNM will file its position in a NMPRC case to determine the extent to which SJGS should continue serving PNM’s retail customers’ needs after mid-2022; all parties to the stipulation agree to support this case being decided within six months (see Other SJGS Matters below and Note 12)

•	PNM was authorized to acquire 65 MW of SJGS Unit 4 as merchant plant

NEE filed a notice of appeal with the NM Supreme Court of the NMPRC’s December 2015 order alleging that the NMPRC’s decision violated New Mexico statutes and NMPRC regulations because PNM did not adequately consider replacement resources other than those proposed by PNM, the NMPRC did not require PNM to adequately address and mitigate ratepayer risk, the NMPRC unlawfully shifted the burden of proof, and the NMPRC’s decision was arbitrary and capricious.  The parties presented oral argument to the court on January 25, 2017. On March 5, 2018, the NM Supreme Court issued its opinion affirming the NMPRC’s December 2015 order, thereby denying NEE’s appeal. A request for rehearing of the NM Supreme Court’s decision was not filed by the statutory deadline. This matter is now concluded.

NEE Complaint – On March 31, 2016, NEE filed a complaint with the NMPRC against PNM regarding the financing provided by NM Capital to facilitate the sale of SJCC (see Coal Supply below). The complaint alleges that PNM failed to comply with its discovery obligation in the SJGS abandonment case and requests the NMPRC investigate whether the financing transactions could adversely affect PNM’s ability to provide electric service to its retail customers. PNM responded to the complaint on May 4, 2016. On January 31, 2018, NEE filed a motion asking the NMPRC to investigate whether PNM’s relationship with WSJ, in light of Westmoreland’s financial condition, could be harmful to PNM’s customers. PNM responded requesting the NMPRC deny the motion and that NEE’s prior complaint be dismissed. The NMPRC has taken no action on these matters. PNM cannot currently predict the outcome of these matters.

SJGS Ownership Restructuring Matters – As discussed in Note 16 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K, SJGS was jointly owned by PNM and eight other entities. The SJPPA that governs the operation of SJGS expires on July 1, 2022. In connection with the plan to comply with EPA regional haze rules at SJGS, some of the SJGS participants expressed a desire to exit their ownership in the plant. As a result, the SJGS participants negotiated a restructuring of the ownership in SJGS and addressed the obligations of the exiting participants for plant decommissioning, mine reclamation, environmental matters, and certain future operating costs, among other items.

On July 31, 2015, the SJGS participants executed the San Juan Project Restructuring Agreement (“SJGS RA”). The SJGS RA provides the essential terms of restructured ownership and addresses other related matters, including that the exiting participants remain obligated for their proportionate shares of environmental, mine reclamation, and certain other legacy liabilities that are attributable to activities that occurred prior to their exit. The SJGS RA became effective contemporaneously with the effectiveness of the new SJGS CSA. The effectiveness of the new SJGS CSA was dependent on the closing of the purchase of the existing coal mine operation by a new mine operator, which occurred on January 31, 2016 as discussed in Coal Supply below.

Other SJGS Matters – Although the SJGS RA results in an agreement among the SJGS participants enabling compliance with current CAA requirements, it is possible that the financial impact of climate change regulation or legislation, other environmental regulations, the result of litigation, and other business considerations, could jeopardize the economic viability of SJGS or the ability or willingness of individual participants to continue participation in the plant. PNM’s 2017 IRP (Note 12) filed with the NMPRC on July 3, 2017 presented resource portfolio plans for scenarios that assumed SJGS will operate beyond the end of the current coal supply agreement that runs through June 30, 2022 and for scenarios that assumed SJGS will cease operations after mid-2022. The 2017 IRP data shows that retiring SJGS in 2022 would provide long-term cost benefits to PNM’s customers.

Four Corners

On August 6, 2012, EPA issued its Four Corners FIP with a final BART determination for Four Corners. The rule included two compliance alternatives. On December 30, 2013, APS notified EPA that the Four Corners participants selected the alternative that required APS to permanently close Units 1, 2, and 3 by January 1, 2014 and install SCR post-combustion NOx controls on each of Units 4 and 5 by July 31, 2018. Installation of SCRs on Four Corners Unit 5 was completed in March 2018 and the installation on Unit 4 is anticipated to be completed in May 2018. PNM owns a 13% interest in Units 4 and 5, but had no ownership interest in Units 1, 2, and 3, which were shut down by APS on December 30, 2013. For particulate matter emissions, EPA is

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

requiring Units 4 and 5 to meet an emission limit of 0.015 lbs/MMBTU and the plant to meet a 20% opacity limit, both of which are achievable through operation of the existing baghouses. Although unrelated to BART, the final BART rule also imposes a 20% opacity limitation on certain fugitive dust emissions from Four Corners’ coal and material handling operations.
PNM estimates its share of costs for post-combustion controls at Four Corners Units 4 and 5 to be up to $89.0 million, including amounts incurred through March 31, 2018 and PNM’s AFUDC. See Note 17 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K and Note 12 for a discussion of the treatment of these costs in PNM’s NM 2016 Rate Case.

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

On March 28, 2017, President Trump issued an Executive Order on Energy Independence. The order puts forth two general policies: promote clean and safe development of energy resources, while avoiding regulatory burdens, and ensure electricity is affordable, reliable, safe, secure, and clean.  The order directs the EPA Administrator to immediately review and, if appropriate and consistent with law, suspend, revise, or rescind (1) the Clean Power Plan, (2) the NSPS for GHG from new, reconstructed, or modified electric generating units, (3) the Proposed Clean Power Plan Model Trading Rules, and (4) the Legal Memorandum supporting the Clean Power Plan. It also directs the EPA Administrator to notify the US Attorney General of his intent to review rules subject to pending litigation so that the US Attorney General may notify the court and, in his discretion, request that the court delay further litigation pending completion of the reviews. In response to the Executive Order, EPA filed a petition with the DC Circuit requesting the cases challenging the Clean Power Plan be held in abeyance until 30 days after the conclusion of EPA’s review and any subsequent rulemaking, which was granted. In addition, the DC Circuit issued a similar order in connection with a motion filed by EPA to hold cases challenging the NSPS in abeyance.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On October 10, 2017, EPA issued a NOPR proposing to repeal the Clean Power Plan and filed its status report with the court requesting the case be held in abeyance until the completion of the rulemaking on the proposed repeal. The NOPR proposes a legal interpretation concluding that the Clean Power Plan exceeds EPA’s statutory authority. Under the proposed interpretation, Section 111(d) limits EPA’s authority to adopt performance standards to only those physical and operational changes that can be implemented within an individual source. Therefore, measures in the Clean Power Plan that would require power generators to change their energy portfolios by shifting generation from coal to gas and from fossil fuel to renewable energy exceed EPA’s statutory authority. The NOPR was published in the Federal Register on October 16, 2017 and comments were due by April 26, 2018. Any final rule will be subject to judicial review. In a separate but related action, on December 28, 2017, EPA published the Advance Notice of Proposed Rulemaking for replacement of the Clean Power Plan. EPA indicated it has not determined whether it will promulgate a new rule under section 111(d) or what form a new rule would take. Comments to EPA’s new rule were due by February 26, 2018.

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

On November 10, 2015, EPA proposed a rule revising its Exceptional Events Rule, which outlines the requirements for excluding air quality data (including ozone data) from regulatory decisions if the data is affected by events outside an area’s control. The proposed rule is important in light of the new more stringent ozone NAAQS final rule since western states like New Mexico and Arizona are particularly subject to elevated background ozone transport from natural local sources, such as wildfires, and transported via winds from distant sources, such as the stratosphere or another region or country.

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

On November 6, 2017, EPA released a final rule establishing some, but not all, initial area designations.  In that final rule, EPA designated 2,646 counties (representing about 85% of the counties in the United States) as attainment/unclassifiable, and three counties in Washington as unclassifiable.  San Juan County, New Mexico, where SJGS and Four Corners are located, is designated as attainment/unclassifiable. On December 21, 2017, EPA issued a notice of availability of its intended designations for the remaining undesignated areas. EPA stated that it intended to address the remaining areas in a separate future action, but did not specify a time frame for doing so.  Under the CAA, EPA was required to promulgate area designations no later than October 1, 2017. The notice announces the availability of “120-day letters,” which were sent directly to states and tribes on December 20, 2017, and contain EPA’s intended air quality designations for the remaining areas. The only county in New Mexico designated as non-attainment is Dona Ana County.  States and tribes were required to provide EPA any additional information they would like EPA to consider by February 28, 2018.  EPA intends to make final designations for all areas addressed in the 120-day letters no later than April 30, 2018. In a related matter, EPA published a final rule on March 9, 2018 that establishes air quality thresholds, which define the classifications assigned to all nonattainment areas for ozone NAAQS. The final rule also establishes the timing of attainment dates for each nonattainment area classification, which are marginal, moderate, serious, severe, or extreme. The rule becomes effective May 8, 2018.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NMED is required to submit an infrastructure and transport SIP that provides the basic air quality management program to implement the revised ozone standard. This plan is generally due within 36 months from the date the NAAQS is promulgated and is expected to be submitted to the EPA by October 1, 2018. State ozone attainment plans are generally due within five to six years from the date of the ozone NAAQS promulgation and are planned for submittal in 2020 and 2021.

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

WEG v. OSM NEPA Lawsuit

In February 2013, WEG filed a Petition for Review in the United States District Court of Colorado against OSM challenging federal administrative decisions affecting seven different mines in four states issued at various times from 2007 through 2012.  In its petition, WEG challenged several unrelated mining plan modification approvals, which were each separately approved by OSM.  WEG alleged various NEPA violations against OSM, including, but not limited to, OSM’s alleged failure to provide requisite public notice and participation, alleged failure to analyze certain environmental impacts, and alleged reliance on outdated and insufficient documents.  WEG’s petition sought various forms of relief, including a finding that the federal defendants violated NEPA by approving the mine plans; voiding, reversing, and remanding the various mining modification approvals; enjoining the federal defendants from re-issuing the mining plan approvals for the mines until compliance with NEPA has been demonstrated; and enjoining operations at the seven mines.

Of the fifteen claims for relief in the WEG Petition, two concerned SJCC’s San Juan mine. WEG’s allegations concerning the San Juan mine arise from OSM administrative actions in 2008. SJCC intervened in this matter. The court granted SJCC’s motion to sever its claims from the lawsuit and transfer venue to the United States District Court for the District of New Mexico. In July 2016, OSM filed a Motion for Voluntary Remand to allow the agency to conduct a new environmental analysis. On August 31, 2016, the court entered an order remanding the matter to OSM for the completion of an EIS by August 31, 2019. The court ruled that mining operations may continue in the interim and the litigation is administratively closed. If OSM does not complete the EIS within the time frame provided, the court will order immediate vacatur of the mining plan at issue, absent a further court order based on good cause shown. On March 22, 2017, OSM issued its Notice of Intent to initiate the public scoping process and prepare an EIS for the project. The Notice of Intent provided that, in addition to analyzing the environmental effects of the mining project, the EIS will also analyze the indirect effects of coal combustion at SJGS. The public comment period ended on May 8, 2017 and the EIS resource data submittal phase was completed in November 2017. The draft EIS is expected to be available for public comment in mid-2018. PNM cannot currently predict the outcome of this matter.
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

On April 25, 2017, EPA published in the Federal Register a notice of postponement of certain compliance dates for the 2016 Steam Electric Effluent Guidelines rule, consistent with the EPA’s decision to grant reconsideration of the rule. Specifically, the deadlines that will be postponed are the “best available technology” limitations and pretreatment standards for certain waste streams.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On September 18, 2017, EPA published the final rule for postponement of certain compliance dates, which have not yet passed for the Effluent Limitations Guidelines rule, consistent with the EPA’s decision to grant reconsideration of that rule. The final rule postponed the earliest date on which compliance with the effluent limitation guidelines for these waste streams would be required from November 1, 2018 until November 1, 2020.

Because SJGS is zero discharge for wastewater and is not required hold a NPDES permit, it is expected that minimal to no requirements will be imposed. Reeves Station, a PNM-owned gas-fired generating station, discharges cooling tower blowdown to a publicly owned treatment works and holds an NPDES permit. It is expected that minimal to no requirements will be imposed at Reeves Station.

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

Effective December 22, 2015, PNM and NMED entered into a memorandum of understanding to address changing groundwater quality conditions at the site. Under the memorandum, PNM will continue hydrocarbon investigation of the site under the supervision of NMED and qualified costs of the work will be eligible for payment through the New Mexico Corrective Action Fund (“CAF”), which is administered by the NMED Petroleum Storage Tank Bureau. Among other things, money in the CAF is available to NMED to make payments to or on behalf of owners and operators for corrective action taken in accordance with statutory and regulatory requirements to investigate, minimize, eliminate, or clean up a release. PNM’s work plan and cost estimates for specific groundwater investigation tasks were approved by the Petroleum Storage Tank Bureau. PNM submitted a monitoring plan consisting of a compilation of the data associated with monitoring activities conducted under the CAF to NMED on October 3, 2016. PNM completed all CAF-related work associated with the monitoring plan and received NMED’s approval. Under the next phase, PNM’s contractor prepared a scope of work, which PNM and NMED approved, for the installation of additional monitoring wells and additional sampling of certain existing monitoring wells at the site. Work commenced in March 2018. Qualified costs of this work are eligible for payment through the CAF.

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

On December 19, 2014, EPA issued its coal ash rule, which included a non-hazardous waste determination for coal ash. Coal ash will be regulated as a solid waste under Subtitle D of RCRA. The rule sets minimum criteria for existing and new CCB landfills and existing and new CCB surface impoundments and all lateral expansions consisting of location restrictions, design and operating criteria; groundwater monitoring and corrective action; closure requirements and post closure care; and recordkeeping, notification, and internet posting requirements.

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

As indicated above, CCBs at Four Corners are currently disposed of in ash ponds and dry storage areas. The CCB rule requires ongoing, phased groundwater monitoring. By October 17, 2017, utilities that own or operate CCB disposal units, such as those at Four Corners must have collected sufficient groundwater sampling data to initiate a detection monitoring program.  To the extent that certain threshold constituents are identified through this initial detection monitoring at levels above the CCB rule’s standards, the rule required the initiation of an assessment monitoring program by April 15, 2018.  If this assessment monitoring program reveals concentrations of certain constituents above the CCB rule standards that trigger remedial obligations, a corrective measures evaluation must be completed by January 2019. Depending upon the results of such groundwater monitoring and data evaluations, Four Corners may be required to take corrective actions, the costs of which cannot be reasonably estimated at this time.

Pursuant to a June 24, 2016 order by the DC Circuit in litigation by industry and environmental groups challenging EPA’s CCB regulations, EPA is required to complete a rulemaking proceeding by June 2019 to address specific technical issues related to the handling of CCBs.  EPA was not required to take final action approving the inclusion of boron, but EPA was required to consider its inclusion.  In March 2018, EPA issued a proposed rule amending the CCB rule, which proposes, among other things, to add boron to the list of constituents that trigger corrective action. Should EPA take final action adding boron to the list of groundwater constituents, corrective action may be required. Any resulting corrective action measures may increase costs of compliance with the CCB rule at coal-fired generating facilities.  At this time, PNM cannot predict if the EPA will ultimately amend the CCB rule or the eventual impacts of those amendments.

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

Other Commitments and Contingencies
Coal Supply
SJGS
The coal requirements for SJGS are supplied by SJCC. SJCC holds certain federal, state, and private coal leases. In addition to coal delivered to meet the current needs of SJGS, PNM has prepaid SJCC for certain coal mined but not yet delivered to the plant site. At March 31, 2018 and December 31, 2017, prepayments for coal (including amounts purchased from the existing SJGS participants discussed below), which are included in other current assets, amounted to $26.3 million and $26.3 million. Additional information concerning the coal supply for SJGS is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K.
In conjunction with the activities undertaken to comply with the CAA for SJGS, as discussed above, PNM and the other owners of SJGS evaluated alternatives for the supply of coal to SJGS. On July 1, 2015, PNM and Westmoreland Coal Company (“Westmoreland”) entered into a new coal supply agreement (“SJGS CSA”), pursuant to which Westmoreland is to supply all of the coal requirements of SJGS through June 30, 2022. PNM and Westmoreland also entered into agreements under which Westmoreland is to provide CCB disposal and mine reclamation services for SJGS. Contemporaneous with the entry into the coal-related agreements, Westmoreland entered into a stock purchase agreement (the “Stock Purchase Agreement”) on July 1, 2015 to acquire all of the capital stock of SJCC.

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

In support of the closing under the Stock Purchase Agreement and to facilitate PNM customer savings, NM Capital, a wholly-owned subsidiary of PNMR, provided funding of $125.0 million (the “Westmoreland Loan”) to Westmoreland San Juan, LLC (“WSJ”), a ring-fenced, bankruptcy-remote, special-purpose entity that is a subsidiary of Westmoreland, to finance WSJ’s purchase of the stock of SJCC (including an insignificant affiliate) under the Stock Purchase Agreement. NM Capital was able to provide the $125.0 million financing to WSJ by first entering into a $125.0 million term loan agreement (the “BTMU Term Loan Agreement”) with BTMU, as lender and administrative agent. The BTMU Term Loan Agreement became effective as of February 1, 2016, matures on February 1, 2021, and bears interest at a rate based on LIBOR plus a customary spread. In connection with the BTMU Term Loan Agreement, PNMR, as parent company of NM Capital, has guaranteed NM Capital’s obligations to BTMU. The balance outstanding under the BTMU Term Loan Agreement was $45.1 million at March 31, 2018.

The Westmoreland Loan is a $125.0 million loan agreement among NM Capital, as lender, WSJ, as borrower, SJCC and its affiliate, as guarantors, BTMU, as administrative agent, and MUFG Union Bank, N.A., as depository bank. The Westmoreland Loan became effective as of February 1, 2016 and matures on February 1, 2021. The interest rate on the Westmoreland Loan escalates over time and was initially a rate of 7.25% plus LIBOR. Such rate was 9.25% plus LIBOR for the period from February 1, 2017 through January 31, 2018 and is 12.25% plus LIBOR for the period from February 1, 2018 through January 31, 2019. WSJ must pay principal and interest quarterly to NM Capital in accordance with an amortization schedule. In addition, the Westmoreland Loan requires that all cash flows of WSJ, in excess of normal operating expenses, capital additions, and operating reserves, be utilized for principal and interest payments under the loan until it is fully repaid. At March 31, 2018, the amount outstanding under the Westmoreland Loan was $51.0 million. The next principal payment of $0.9 million plus interest of $1.8 million is due on May 1, 2018. As of April 23, 2018, $2.7 million was held in a SJCC restricted bank account that is to be used solely to service the Westmoreland Loan. The Westmoreland Loan is secured by the assets of and the equity interests in SJCC and its affiliate. The Westmoreland Loan also includes customary representations and warranties, covenants, and events of default. There are no prepayment penalties. On March 28, 2018, NM Capital executed an extension and waiver agreement with WSJ, which waived a technical event of default by WSJ under the Westmoreland Loan. This waiver related to the required delivery of the financial statements of WSJ’s parent company and expires on the earlier of May 1, 2019 or the occurrence of any other event of default. See Note 6.

In connection with certain mining permits relating to the operation of the San Juan mine, SJCC is required to post reclamation bonds of $118.7 million with the NMMMD. In order to facilitate the posting of reclamation bonds by sureties on behalf of SJCC, PNMR entered into letter of credit arrangements with a bank under which letters of credit aggregating $30.3 million have been issued.

Four Corners
APS purchases all of Four Corners’ coal requirements from NTEC, an entity owned by the Navajo Nation, under a coal supply contract (the “Four Corners CSA”) that expires in 2031. The coal comes from reserves located within the Navajo Nation. NTEC has contracted with Bisti Fuels Company, LLC, a subsidiary of The North American Coal Corporation, for management and operation of the mine. The average coal price per ton under the new contract was approximately 51% higher in the twelve months ended June 30, 2017 than in the twelve months ended June 30, 2016, excluding the disputed amounts discussed below. The contract provides for pricing adjustments over its term based on economic indices. PNM’s share of the costs is being recovered

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

through the FPPAC.
Four Corners Coal Supply Arbitration – The owners of Four Corners are obligated to purchase a specified minimum amount of coal each contract year and to pay for any shortfall below the minimum amount, except when caused by “uncontrollable forces” as defined in the Four Corners CSA.  On June 13, 2017, APS received a demand for arbitration from NTEC in connection with the Four Corners CSA.  NTEC originally sought a declaratory judgment to support its interpretation of a provision regarding uncontrollable forces in the agreement relating to the annual minimum quantities of coal to be purchased by the Four Corners owners. NTEC also alleged a shortfall in those purchases for the initial contract year, which ended June 30, 2017, of which PNM’s share is estimated to be approximately $6.5 million.  On September 20, 2017, NTEC amended its demand for arbitration removing the request for a declaratory judgment. PNM’s share of the total estimated alleged shortfall through March 31, 2018 is estimated to be $11.6 million. An arbitration regarding the alleged shortfall in the first contract year is scheduled for May 21, 2018. PNM anticipates that substantially all of any amount it ultimately is required to pay would be collected through the FPPAC. Although PNM cannot predict the timing or outcome of the arbitration, the outcome is not expected to have a material impact on its financial position, results of operations, or cash flows.
Coal Mine Reclamation
As indicated under Coal Combustion Byproducts Waste Disposal above, SJGS currently disposes of CCBs in the surface mine pits adjacent to the plant and Four Corners disposes of CCBs in ash ponds and dry storage areas. As discussed in Note 16 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K, in conjunction with the shutdown of SJGS Units 2 and 3 to comply with the BART requirements of the CAA, the SJGS participants requested that the coal mine reclamation study for SJGS be updated as of December 31, 2016. That reclamation cost estimate reflects the terms of the new reclamation services agreement with Westmoreland and continuation of mining operations through 2053, as well as the anticipated impacts of the shutdown of SGS Units 2 and 3 on December 31, 2017. The current estimate for decommissioning the mine serving Four Corners reflects the operation of the mine through 2031, the term of the new agreement for coal supply.
Based on the 2016 estimates and PNM’s current ownership share of SJGS, PNM’s remaining payments as of March 31, 2018 for mine reclamation, in future dollars, are estimated to be $99.7 million for the surface mines at both SJGS and Four Corners and $127.1 million for the underground mine at SJGS. At March 31, 2018 and December 31, 2017, liabilities, in current dollars, of $41.2 million and $41.4 million for surface mine reclamation and $15.1 million and $14.7 million for underground mine reclamation were recorded in other deferred credits.
As discussed in Note 12, PNM filed its 2017 IRP on July 3, 2017. The conclusions contained in the 2017 IRP indicate that it would be cost beneficial to PNM’s customers for PNM to retire its SJGS capacity in 2022 and for PNM to exit its ownership interest in Four Corners in 2031. The 2017 IRP is not a final determination of PNM’s future generation portfolio. Retiring PNM’s share of SJGS capacity and exiting Four Corners would require NMPRC approval of abandonment filings, which PNM would make at appropriate times in the future. If the NMPRC orders the abandonment of those facilities, PNM would be required to remeasure its liability for coal mine reclamation to reflect that reclamation activities would occur sooner than currently anticipated. The remeasurement would likely result in a significant increase in PNM’s liability for SJGS mine reclamation due to an increase in the amount of fill dirt required to remediate the mine areas, thereby increasing the overall reclamation costs. PNM would record an additional amount when it is determined that the increase to the liability is probable and can be reasonably estimated, which would be dependent on receiving the NMPRC approvals indicated above. The amount of the increase in the liability would depend on the timing of those approvals and other regulatory actions, as well estimates made at that time of the costs to perform the future reclamation activities, including the then current inflation and discount rates. Preliminary calculations indicate the increase in PNM’s liability for SJGS mine reclamation as of December 31, 2017 would be approximately $35 million for the surface mine and $5 million for the underground mine. PNM would record a regulatory asset for amounts recoverable from ratepayers under existing or future orders of the NMPRC and amounts not recoverable would be expensed. PNM cannot predict what actions the NMPRC might take.

Under the terms of the SJGS CSA, PNM and the other SJGS owners are obligated to compensate SJCC for all reclamation costs associated with the supply of coal from the San Juan mine. The SJGS owners entered into a reclamation trust funds agreement to provide funding to compensate SJCC for post-term reclamation obligations. As part of the restructuring of SJGS ownership (see SJGS Ownership Restructuring Matters above), the SJGS owners negotiated the terms of an amended agreement to fund post-term reclamation obligations under the CSA. The trust funds agreement requires each owner to enter into an individual trust

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

agreement with a financial institution as trustee, create an irrevocable reclamation trust, and periodically deposit funds into the reclamation trust for the owner’s share of the mine reclamation obligation. Deposits, which are based on funding curves, must be made on an annual basis. As part of the restructuring of SJGS ownership discussed above, the SJGS participants agreed to adjusted interim trust funding levels. PNM funded $5.8 million in 2017. Based on PNM’s reclamation trust fund balance at March 31, 2018, the current funding curves indicate PNM’s required contributions to its reclamation trust fund would be $7.5 million in 2018, $8.7 million in 2019, and $9.2 million in 2020.
Under the Four Corners CSA, which became effective on July 7, 2016, PNM is required to fund its ownership share of estimated final reclamation costs in thirteen annual installments, beginning on August 1, 2016, into an irrevocable escrow account solely dedicated to the final reclamation cost of the surface mine at Four Corners. PNM contributed $2.3 million to the escrow account in 2017 and anticipates providing additional funding of $2.3 million in each of 2018 and 2019.
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

SJCC utilized the CHM technique from 2000 to 2003 and, with the approval of the Farmington, New Mexico Field Office of BLM to reclassify the final highwall as underground reserves, applied the 8.0% underground mining royalty rate to coal mined using CHM and sold to SJGS.  In March 2001, SJCC learned that the DOI Minerals Management Service (“MMS”) disagreed with the application of the underground royalty rate to CHM.  In August 2006, SJCC and MMS entered into an agreement tolling the statute of limitations on any administrative action to recover unpaid royalties until BLM issued a final, non-appealable determination as to the proper rate for CHM-mined coal.  The proposed BLM rulemaking has the potential to terminate the tolling provision of the settlement agreement. Underpaid royalties of approximately $5 million for SJGS would become due if the proposed BLM rule is adopted as proposed.  PNM’s share of any amount that is ultimately paid would be approximately 46.3%, none of which would be passed through PNM’s FPPAC. PNM is unable to predict the outcome of this matter.

PVNGS Liability and Insurance Matters
Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both commercial sources and an industry-wide retrospective payment plan. In accordance with this act, the PVNGS participants are insured against public liability exposure for a nuclear incident up to $13.2 billion per occurrence. PVNGS maintains the maximum available nuclear liability insurance in the amount of $450 million, which is provided by American Nuclear Insurers. The remaining $12.7 billion is provided through a mandatory industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the program exceed the accumulated funds, PNM could be assessed retrospective premium adjustments. Based on PNM’s 10.2% interest in each of the three PVNGS units, PNM’s maximum potential retrospective premium assessment per incident for all three units is $38.9 million, with a maximum annual payment limitation of $5.8 million, to be adjusted periodically for inflation.

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
San Juan River Adjudication
In 1975, the State of New Mexico filed an action in New Mexico District Court to adjudicate all water rights in the San Juan River Stream System, including water used at Four Corners and SJGS. PNM was made a defendant in the litigation in 1976. In March 2009, then President Obama signed legislation confirming a 2005 settlement with the Navajo Nation. Under the terms of the settlement agreement, the Navajo Nation’s water rights would be settled and finally determined by entry by the court of two proposed adjudication decrees.  The court issued an order in August 2013 finding that no evidentiary hearing was warranted in the Navajo Nation proceeding and, on November 1, 2013, issued a Partial Final Judgment and Decree of the Water Rights of the Navajo Nation approving the proposed settlement with the Navajo Nation. Several parties filed a joint motion for a new trial, which was denied by the court. A number of parties subsequently appealed to the New Mexico Court of Appeals. PNM entered its appearance in the appellate case. On April 3, 2018, the New Mexico Court of Appeals issued an order affirming the decision of the New Mexico District Court. Several parties filed motions requesting a rehearing with the New Mexico Court of Appeals seeking clarification of the order.  The court has not yet taken any action in response to these motions. Adjudication of non-Indian water rights is ongoing.
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
In a separate matter, in September 2012, 43 landowners claiming to be Navajo allottees filed a notice of appeal with the BIA appealing a March 2011 decision of the BIA Regional Director regarding renewal of a right-of-way for a PNM transmission line. The allottees, many of whom are also allottees in the above matter, generally allege that they were not paid fair market value for the right-of-way, that they were denied the opportunity to make a showing as to their view of fair market value, and thus denied due process. On January 6, 2014, PNM received notice that the BIA, Navajo Region, requested a review of an appraisal report on 58 allotment parcels. After review, the BIA concluded it would continue to rely on the values of the original appraisal. On March 27, 2014, while this matter was stayed, the allottees filed a motion to dismiss their appeal with prejudice.  On April 2, 2014, the allottees’ appeal was dismissed with prejudice. Subsequent to the dismissal, PNM received a letter from counsel on behalf of what appears to be a subset of the 43 landowner allottees involved in the appeal, notifying PNM that the specified allottees were revoking their consents for renewal of right of way on six specific allotments.  On January 22, 2015, PNM received a letter from the BIA Regional Director identifying ten allotments with rights-of-way renewals that were previously contested.  The letter indicated that the renewals were not approved by the BIA because the previous consent obtained by PNM was later revoked, prior to BIA approval, by the majority owners of the allotments. It is the BIA Regional Director’s position that PNM must re-obtain consent from these landowners. On July 13, 2015, PNM filed a condemnation action in the NM District Court regarding the approximately 15.49 acres of land at issue. On December 1, 2015, the court ruled that PNM could not condemn two of the five allotments at issue based on the Navajo Nation’s fractional interest in the land. PNM filed a motion for reconsideration of this ruling, which was denied. On March 31, 2016, the Tenth Circuit granted PNM’s petition to appeal the December 1, 2015 ruling. On September 18, 2015, the allottees filed a separate complaint against PNM for federal trespass. Both matters have been

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

consolidated. On June 27, 2016, PNM filed its opening brief in the Tenth Circuit. Amicus briefs were filed in support of PNM’s position. On October 5, 2016, the United States, the Navajo Nation, and individual allottees filed their response briefs. After the response briefs were filed, other entities requested leave to file amicus briefs addressing arguments raised in the United States’ response brief. Oral argument before the Tenth Circuit was heard on January 17, 2017. On May 26, 2017, the Tenth Circuit affirmed the district court. On July 8, 2017, PNM filed a Motion for Reconsideration en banc with the Tenth Circuit. On July 21, 2017, the court denied PNM’s Motion for Reconsideration. On July 26, 2017, PNM filed a motion to stay implementation of the court’s decision, which was denied. The NM District Court has stayed the case until May 15, 2018 based on the Navajo Nation’s acquisition of interests in two additional allotments and the unresolved ownership of the fifth allotment due to the owner’s death. On November 20, 2017, PNM filed its Petition for Writ of Certiorari with the US Supreme Court. On December 22, 2017, amicus briefs supporting PNM’s Petition for Writ of Certiorari were filed with the US Supreme Court. On March 23, 2018, responses to PNM’s petition were filed. On April 5, PNM filed its reply brief in support of its Petition for Writ of Certiorari.
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

The Company is involved in various regulatory matters, some of which contain contingencies that are subject to the same uncertainties as those described in Note 11. Additional information concerning regulatory and rate matters is contained in Note 17 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K.
PNM

New Mexico General Rate Cases

New Mexico 2015 General Rate Case (“NM 2015 Rate Case”)

On August 27, 2015, PNM filed an application with the NMPRC for a general increase in retail electric rates. The application proposed a revenue increase of $123.5 million, including base non-fuel revenues of $121.7 million. PNM’s application was based on a future test year (“FTY”) period beginning October 1, 2015 and proposed a ROE of 10.5%. The primary drivers of PNM’s identified revenue deficiency were the cost of infrastructure investments, including depreciation expense based on an updated depreciation study, and a decline in energy sales as a result of PNM’s successful energy efficiency programs and economic factors. The application included several proposed changes in rate design to establish fair and equitable pricing across rate classes and to better align cost recovery with cost causation. Specific rate design proposals included higher customer and demand charges, a revenue decoupling pilot program applicable to residential and small commercial customers, a re-allocation of revenue among PNM’s customer classes, a new economic development rate, and continuation of PNM’s renewable energy rider. PNM requested that the proposed new rates become effective beginning in July 2016. A public hearing on the proposed new rates was held in

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

April 2016. Subsequent to this hearing, the NMPRC ordered PNM to file additional testimony regarding PNM’s interests in PVNGS, including the 64.1 MW of PVNGS Unit 2 that PNM repurchased in January 2016, pursuant to the terms of the initial sales-leaseback transactions (Note 13). A subsequent public hearing was held in June 2016. After the June hearing, PNM and other parties were ordered to file supplemental briefs and to provide final recommended revenue requirements that incorporated fuel savings that PNM implemented effective January 1, 2016 from PNM’s SJGS coal supply agreement (“SJGS CSA”) (Note 11).  PNM’s filing indicated that recovery for fuel related costs would be reduced by approximately $42.9 million reflecting the current SJGS CSA, which also reduced the request for base non-fuel related revenues by $0.2 million to $121.5 million.

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

•
Disallowing recovery of the entire $163.3 million purchase price for the January 15, 2016 purchases of the assets underlying three leases of portions of PVNGS Unit 2 (Note 13); the August 2016 RD proposed that power from the previously leased assets, aggregating 64.1 MW of capacity, be dedicated to serving New Mexico retail customers with those customers being charged for the costs of fuel and operating and maintenance expenses (other than property taxes, which were $0.8 million per year at that time), but the customers would not bear any capital or depreciation costs other than those related to improvements made after the date of the original leases

•
Disallowing recovery from retail customers of the rent expense, which aggregates $18.1 million per year, under the four leases of capacity in PVNGS Unit 1 that were extended for eight years beginning January 15, 2015 and the one lease of capacity in PVNGS Unit 2 that was extended for eight years beginning January 15, 2016 (Note 13) and related property taxes, which were $1.5 million per year at that time; the August 2016 RD proposed that power from the leased assets, aggregating 114.6 MW of capacity, be dedicated to serving New Mexico retail customers with those customers being charged for the costs of fuel and operating and maintenance expense, except that customers would not bear rental costs or property taxes

•
Disallowing recovery of the costs of converting SJGS Units 1 and 4 to BDT, which is required by the NSR permit for SJGS, (Note 11); PNM’s share of the costs of installing the BDT equipment was $52.3 million of which $40.0 million was included in rate base in PNM’s rate request

•	Disallowing recovery of $4.5 million of amounts recorded as regulatory assets and deferred charges

The August 2016 RD recommended that the NMPRC find PNM was imprudent in the actions taken to purchase the previously leased 64.1 MW of capacity in PVNGS Unit 2, extending the leases for 114.6 MW of capacity of PVNGS Units 1 and 2, and installing the BDT equipment on SJGS Units 1 and 4. The August 2016 RD also proposed that all fuel costs be removed from base rates and be recovered through the FPPAC. In addition, the August 2016 RD would remove recovery of the costs of power obtained from New Mexico Wind from the FPPAC and include recovery of those costs through PNM’s renewable energy rider discussed below. The August 2016 RD recommended continuation of the renewable energy rider and certain aspects of PNM’s proposals regarding rate design, but would not approve certain other rate design proposals or PNM’s request for a revenue decoupling pilot program. The August 2016 RD proposed approving PNM’s proposals for revised depreciation rates (except the August 2016 RD would require depreciation on Four Corners be calculated based on a 2041 life rather than the 2031 life proposed by PNM), the inclusion of construction work in progress in rate base, and ratemaking treatment of the “prepaid pension asset.” The August 2016 RD would credit retail customers with 100% of the New Mexico jurisdictional portion of revenues from “refined coal” (a third-party pre-treatment process) at SJGS. The August 2016 RD did not preclude PNM from supporting the prudence of the PVNGS purchases and lease renewals in its next general rate case and seeking recovery of those costs. PNM disagreed with many of the key conclusions reached by the Hearing Examiner in the August 2016 RD and filed exceptions to defend its prudent utility investments. Other parties also filed exceptions to the August 2016 RD.

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

•	Allowing full recovery of the rent expense and property taxes associated with the extended leases for capacity, aggregating 114.6 MW, in Palo Verde Units 1 and 2

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

GAAP requires a loss to be recognized when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. When there is a range of the amount of the probable loss, the minimum amount of the range is to be accrued unless an amount within the range is a better estimate than any other amount. As of September 30, 2016, PNM evaluated the accounting consequences of the order in the NM 2015 Rate Case and the likelihood of being successful on the issues it is appealing in the NM Supreme Court as required under GAAP. The evaluation indicated it is reasonably possible that PNM will be successful on the issues it is appealing. If the NM Supreme Court rules in PNM’s favor on some or all of the issues, those issues would be remanded back to the NMPRC for further action. As of September 30, 2016, PNM estimated it would take a minimum of 15 months, from the date PNM filed its appeal, for the NM Supreme Court to render a decision and for the NMPRC to take action on any remanded issues. During such time, the rates specified in the order would remain in effect. PNM concluded that a range of probable loss resulted from the NMPRC order in the NM 2015 Rate Case; that the minimum amount of loss was 15 months of capital cost recovery that the order disallowed for PNM’s investments in the PVNGS Unit 2 purchases, PVNGS Unit 2 capitalized improvements, and BDT; and that no amount within the range of possible loss was a better estimate than any other amount.

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

Since the NM Supreme Court did not issue a decision on the appeals related to the NM 2015 Rate Case by December 31, 2017, which was 15 months from the date of the NMPRC’s order in that case, PNM reevaluated the accounting consequences of the order in the NM 2015 Rate Case. PNM continues to believe that it is reasonably possible that PNM will be successful on the issues it is appealing and that it is not probable the cross appeals will be successful. However, based on the proceedings to date in the appeal process and other actions by the NM Supreme Court, PNM estimates that it will take seven months from December 31, 2017 for the NM Supreme Court to issue a decision and any remanded issues to be addressed by the NMPRC. Accordingly, PNM recorded an additional loss of $3.1 million at December 31, 2017, representing an additional disallowance of seven months of capital cost recovery that the order disallowed. Further losses will be recorded if the currently estimated time frame for the NM Supreme Court to render a decision and for the NMPRC to take action on any remanded issues is extended.

PNM continues to believe that the disallowed investments, which are the subject of PNM’s appeal, were prudent and that PNM is entitled to full recovery of those investments through the ratemaking process. Although PNM believes it is reasonably possible that its appeals will be successful, it cannot predict what decision the NM Supreme Court will reach or what further actions the NMPRC will take on any issues remanded to it by the court. If PNM’s appeal is unsuccessful, PNM would record further pre-tax losses related to the capitalized costs for any unsuccessful issues. The impacts of not recovering future contributions for decommissioning would be recognized in future periods reflecting that rates charged to customers would not recover those costs as they are incurred. The amounts of any such losses to be recorded would depend on the ultimate outcome of the appeal and NMPRC process, as well as the actual amounts reflected on PNM books at the time of the resolution. However, based on the book values recorded by PNM as of March 31, 2018, such losses could include:

•
The remaining costs to acquire the assets previously leased under three leases aggregating 64.1 MW of PVNGS Unit 2 capacity in excess of the recovery permitted under the NMPRC’s order; the net book value of such excess amount was $75.3 million, after considering the losses recorded in 2016 and 2017

•
The undepreciated costs of capitalized improvements made during the period the 64.1 MW of capacity in PVNGS Unit 2 purchased by PNM in January 2016 was being leased by PNM; the net book value of these improvements was $39.1 million, after considering the losses recorded in 2016 and 2017

•	The remaining costs to convert SJGS Units 1 and 4 to BDT; the net book value of these assets was $49.4 million, after considering the losses recorded in 2016 and 2017

Although PNM does not believe that the likelihood of the cross-appeals being successful is probable, it is unable to predict what decision the NM Supreme Court will reach. If the NM Supreme Court were to overturn all of the issues subject to the cross-appeals and, upon remand, the NMPRC did not provide any cost recovery of those items, PNM would write-off all of the costs to acquire the assets previously leased under three leases, aggregating 64.1 MW of PVNGS Unit 2 capacity, totaling $150.4 million (which amount includes $75.3 million that is the subject of PNM’s appeal discussed above) at March 31, 2018, after considering the losses recorded in 2016 and 2017. The impacts of not recovering costs for the lease extensions, new coal supply contract for Four Corners, and “prepaid pension asset” in rate base would be recognized in future periods reflecting that rates charged to customers would not recover those costs as they are incurred. The outcomes of the cross-appeals regarding the FPPAC and rate design should not have a financial impact to PNM.

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

The NMPRC scheduled a public hearing to begin on June 5, 2017, ordered that a settlement conference be held, and that any resulting stipulation should be filed by March 27, 2017. Settlement discussions were held, but no agreements were reached by March 27, 2017, after which the date for filing a stipulation was extended. In early May 2017, PNM and thirteen intervenors (the “Signatories”) entered into a comprehensive stipulation. On May 12, 2017, the Hearing Examiners issued an order rejecting the stipulation in its then current form, but allowed the Signatories to revise the stipulation. On May 23, 2017, the Signatories filed a revised stipulation that addressed the issues raised by the Hearing Examiners. NEE was the sole party opposing the revised stipulation. The terms of the revised stipulation, which required NMPRC approval in order to take effect, included:

•	A revenue increase totaling $62.3 million, with an initial increase of $32.3 million beginning January 1, 2018 and the remaining increase beginning January 1, 2019

•	A ROE of 9.575%

•	Full recovery of PNM’s investment in SCRs at Four Corners with a debt-only return

•	An agreement to not implement non-fuel base rate changes, other than changes related to PNM’s rate riders, with an effective date prior to January 1, 2020

•
An agreement to adjust the January 2019 increase for certain changes in federal corporate tax laws enacted prior to November 1, 2018 and effective and applicable to PNM by January 1, 2019 and to true-up PNM’s cost of debt for refinancing transactions through 2018

•	Returning to customers over a three-year period the benefit of the reduction in the New Mexico corporate income tax rate (Note 14) to the extent attributable to PNM’s retail operations

•	PNM would withdraw its proposal for a “lost contribution to fixed cost” mechanism with the issue to be addressed in a future docket

•	PNM would perform a cost benefit analysis in its 2020 IRP of the impact of a possible early exit from Four Corners in 2024 and 2028

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

On January 3, 2018, the NMPRC vacated its December 20, 2017 order and granted the motions for rehearing. The rehearing was held on January 10, 2018.

The NMPRC issued a Revised Order Partially Adopting Certification of Stipulation dated January 10, 2018 (the “Revised Order”). The Revised Order approved the Hearing Examiners’ Certification of Stipulation with certain changes including:

•
Requiring the impacts of changes related to the reduction in the federal corporate income tax rate and PNM’s cost of debt (aggregating an estimated $47.6 million) be implemented in 2018 rather than January 1, 2019

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

•	Requiring PNM to reduce the requested $62.3 million increase in non-fuel revenue by $9.1 million

•	Implementation of the first phase of the rate increase for services rendered, rather than bills rendered, beginning February 1, 2018 and of the second for services rendered beginning January 1, 2019

On January 16, 2018, PNM requested clarifying changes to the Revised Order to adjust the $9.1 million reduction to $4.4 million, asserting that $4.7 million of the reduction was duplicative. On January 17, 2018, the NMPRC issued an order approving the adjustment requested by PNM. On January 19, 2018, PNM and the Signatories filed a Joint Notice of All Signatories of Acceptance of the Order on Notice of Acceptance. On January 31, 2018, the NMPRC issued an order closing the docket in the NM 2016 Rate Case. After implementation of changes to the federal corporate income tax rate and cost of debt, the final order results in a net increase to PNM’s non-fuel revenue requirement of $10.3 million. PNM implemented 50% of the approved increase for service rendered beginning February 1, 2018 and will implement the rest of the increase for service rendered beginning January 1, 2019.

GAAP required PNM to recognize a loss to reflect that PNM will not earn an equity return on $148.1 million of investments at Four Corners. As of December 31, 2017, PNM recorded a pre-tax regulatory disallowance of $27.9 million. The amount of the loss was calculated by determining the present value of disallowed cash flows, which equals the difference between the cash flows resulting from recovery of those investments at PNM’s embedded cost of debt and the cash flows with a full return on investment (including an equity component), and discounting the differences at PNM’s WACC.

On February 7, 2018, NEE filed a notice of appeal with the NM Supreme Court asking the court to review the NMPRC’s decisions in the NM 2016 Rate Case. On March 7, 2018, NEE filed its statement of issues with the NM Supreme Court requesting, among other things, that the NMPRC be required to identify PNM’s decision to continue its participation in Four Corners as imprudent and to deny any recovery related to PNM’s $148.1 million investments in that facility. Although PNM does not believe it is probable that NEE’s appeal will be successful, it is unable to predict what decision the NM Supreme Court will reach. If the NM Supreme Court were to remand the case to the NMPRC and the NMPRC identified PNM’s continued involvement in Four Corners as imprudent with no recovery of the $148.1 million of investments in Four Corners, PNM would be required to record

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

additional losses for the remaining amount of those investments (after considering the $27.9 million disallowance recorded in 2017). In addition, PNM’s future investments in Four Corners, which could be required under the participation agreement governing that facility, could also be subject to disallowance. PNM cannot predict the outcome of this matter.

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

•	A PPA through 2042 for the output of the Lightning Dock Geothermal facility; the geothermal facility began providing power to PNM in January 2014; the current capacity of the facility is 4 MW

•	Solar distributed generation, aggregating 86.2 MW at March 31, 2018, owned by customers or third parties from whom PNM purchases any net excess output and RECs

•	Solar and wind RECs as needed to meet the RPS requirements

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

On June 1, 2017, PNM filed its 2018 renewable energy procurement plan. PNM requested approval to procure an additional 80 GWh in 2019 and 105 GWh in 2020 from a re-powering of New Mexico Wind; approval to procure an additional 55 GWh in 2019 and 77 GWh in 2020 from a re-powering of Lightning Dock Geothermal; approval to procure 50 MW of new solar facilities to be constructed beginning in 2018, and continuation of customer REC purchase programs and other purchases of RECs to ensure annual compliance with the RPS. PNM’s proposed procurement cost for 2018 and 2019 will be within the RCT. The plan also sought a variance from the “other” diversity category in 2018 due to a revised production forecast of the Lightning Dock Geothermal facility in 2018. A public hearing on the application was held in September 2017. On October 17, 2017, the Hearing Examiner issued a recommended decision that PNM’s 2018 renewable energy procurement plan be approved by the NMPRC, except for the re-powering of Lightning Dock Geothermal and PNM’s request to procure 50 MW of new solar facilities. The Hearing Examiner recommended that the PPA for the output of energy from Lightning Dock Geothermal be terminated effective January 1, 2018. The Hearing Examiner also recommended that PNM be required to issue another all-renewables RFP allowing developers to utilize PNM-owned sites to construct facilities, the output from which facilities would be sold to PNM through PPAs. PNM strongly disagreed with the Hearing Examiner’s recommendations and filed exceptions contesting the Hearing Examiner’s proposals. On November 15, 2017, the NMPRC issued an order approving PNM’s plan and rejecting the Hearing Examiner’s recommendations. On November 29, 2017, NMIEC filed an appeal with the NM Supreme Court objecting to the fuel allocation methodology. On December 14, 2017, NEE filed a motion to intervene and cross-appeal objecting to the approval of the 50 MW of new solar facilities. On December 18, 2017, PNM filed a motion to intervene, which was granted. NMIEC filed a motion for a partial stay of the NMPRC order and PNM filed a response opposing the request. On February 27, 2018, the court issued an order denying the motion for stay. On April 9, 2018, NMIEC filed its Brief in Chief.  Answer briefs are due on May 29, 2018. PNM cannot predict the outcome of this matter.
Renewable Energy Rider
The NMPRC has authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per KWh basis. In PNM’s NM 2015 Rate Case, the NMPRC authorized continuation of the renewable rider. In its 2018 renewable energy procurement plan case, PNM proposed to collect $43.5 million for the year. The 2018 renewable energy procurement plan became effective on January 1, 2018. PNM recorded revenues from the rider of $10.9 million and $12.2 million in the three months ended March 31, 2018 and 2017.
Under the renewable rider, if PNM’s earned rate of return on jurisdictional equity in a calendar year, adjusted for weather and other items not representative of normal operations, exceeds the NMPRC-approved rate by 0.5%, PNM is required to refund the excess to customers during May through December of the following year. PNM’s annual compliance filings with the NMPRC show that its rate of return on jurisdictional equity did not exceed the limitation through 2017.

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

On April 15, 2016, PNM filed an application for energy efficiency and load management programs to be offered in 2017. The proposed program portfolio consisted of ten programs with a total budget of $28.0 million. The application also sought approval of an incentive of $2.4 million based on targeted savings of 75 GWh. The actual incentive would be based on actual savings achieved. On January 11, 2017, the NMPRC approved an unopposed stipulation that established a method to ensure that funding of PNM’s energy efficiency program is equal to 3% of retail revenues, with an estimated 2017 energy efficiency funding level of $26.0 million, and approved a sliding scale profit incentive with a base level of 7.1% of program costs, equal to $1.8 million, if PNM achieves a minimum proscribed level of energy savings, increasing to a maximum of 9.0% depending on actual energy savings achieved above the minimum. On April 13, 2018, PNM filed its reconciliation of 2017 program costs and incentives, which indicated the incentive earned in 2017 is $2.3 million. The reconciliation filing and related incentive is subject to NMPRC approval. PNM expects the NMPRC will rule on this matter by mid-2018.

On April 14, 2017, PNM filed an application for energy efficiency and load management programs to be offered in 2018. The proposed program portfolio consists of a continuation of the ten programs approved in the 2016 application with a total budget of $25.1 million. The application also sought approval of a sliding scale incentive with a base incentive of $1.9 million if PNM is able to achieve savings of 53 GWh in 2018. As proposed, PNM would have earned an incentive of $2.1 million based on targeted savings of 70 GWh. The actual incentive would be based on actual savings achieved. PNM proposed to continue the same ten programs and a similar incentive mechanism in 2019, with a proposed budget of $28.2 million and a base level incentive of $2.1 million. On July 26, 2017, PNM, NMPRC staff, and other parties filed a stipulation that would resolve all issues in the case if approved by the NMPRC. Under the settlement, all of PNM’s proposed programs would be approved with limited modifications and PNM’s base level incentive would be $1.7 million in 2018. PNM would earn an incentive of $1.9 million based on targeted savings of 69 GWh. A public hearing was held in September 2017. On November 8, 2017, the Hearing Examiner issued a Certification of Stipulation recommending approval of the stipulation with various modifications, including adoption of a discount rate equal to the tax-adjusted WACC of 9.59% rather than the 7.71% proposed in the stipulation and modifying the program budgets to $23.6 million for 2018 and $24.9 million for 2019. On January 31, 2018, the NMPRC issued an order that largely accepted the certification with certain exceptions concerning the measurement and verification of the approved load management programs.

Petition for Energy Efficiency Disincentive

As discussed above, PNM’s December 2016 application in the NM 2016 Rate Case had requested a “lost contribution to fixed cost” mechanism to address the disincentives associated with PNM’s energy efficiency programs. In the revised stipulation to that case, PNM agreed to withdraw its proposal for such a mechanism and to address energy efficiency disincentives in a future docket. On March 2, 2018, PNM filed a petition proposing a “lost contribution to fixed cost mechanism” with substantially the same terms as those proposed in the NM 2016 Rate Case application. The Hearing Examiner for this matter has issued a procedural order that includes a public hearing to begin on October 30, 2018.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

FPPAC Continuation Application
NMPRC rules require public utilities to file an application to continue using their FPPAC every four years. On April 23, 2018, PNM filed the required continuation application and requested that its FPPAC be continued without modification.

Integrated Resource Plans
NMPRC rules require that investor owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first four years of that period.
2014 IRP
PNM filed its 2014 IRP on July 1, 2014. The four-year action plan was consistent with the replacement resources identified in PNM’s application to retire SJGS Units 2 and 3. PNM indicated that it planned to meet its anticipated long-term resource needs with a combination of additional renewable energy resources, energy efficiency, and natural gas-fired facilities. Consistent with statute and NMPRC rule, PNM incorporated a public advisory process into the development of its 2014 IRP. On July 31, 2014, several parties requested the NMPRC to not accept the 2014 IRP as compliant with NMPRC rule because to do so could affect the then pending proceeding on PNM’s application to abandon SJGS Units 2 and 3 and for CCNs for certain replacement resources (Note 11) and because they asserted that the 2014 IRP did not conform to the NMPRC’s IRP rule. Certain parties also asked that further proceedings on the 2014 IRP be held in abeyance until the conclusion of the SJGS abandonment/CCN proceeding. The NMPRC issued an order in August 2014 that docketed a case to determine whether the 2014 IRP complied with applicable NMPRC rules. The order also held the case in abeyance pending the issuance of final, non-appealable orders in PNM’s 2015 renewable energy procurement plan case and its application to retire SJGS Units 2 and 3. The order regarding PNM’s application to abandon SJGS Units 2 and 3 states that the NMPRC will issue a Notice of Proposed Dismissal in the 2014 IRP docket. On May 4, 2016, the NMPRC issued the Notice of Proposed Dismissal, stating that the docket would be closed with prejudice within thirty days unless good cause was shown why the docket should remain open. On May 31, 2016, NEE filed a request to hold the protests filed against PNM’s 2014 IRP in abeyance or to dismiss those protests without prejudice. PNM responded on June 13, 2016 and requested that the NMPRC dismiss the case with prejudice. The NMPRC has not yet acted on its Notice of Proposed Dismissal or the request filed on May 31, 2016. PNM cannot predict the outcome of this matter.

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

•
The best mix of new resources to replace the retired coal generation would include solar energy and flexible natural gas-fired peaking capacity; the mix could include energy storage, if the economics support it, and wind energy provided additional transmission capacity becomes available

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
PNM should analyze its current Reeves Generating Station to consider possible technology improvements to phase out the older generators and replace them with new, more flexible supplies or energy storage

Protests to the 2017 IRP were filed by several parties. The issues addressed in the protests included the future of PNM’s interests in SJGS, Four Corners, and PVNGS and the timing of future procurement of renewable resources. The NMPRC has assigned the case to a Hearing Examiner. On January 16, 2018, the Hearing Examiner issued an order setting the scope of the proceedings as the 2017 IRP’s compliance with applicable statute and NMPRC rules. On February 22, 2018, PNM provided certain underlying information and clarified how costs, transmission constraints, energy storage, and public input were considered in developing the 2017 IRP. Hearings are scheduled to begin on June 4, 2018.

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

San Juan Generating Station Units 2 and 3 Retirement
On December 16, 2015, the NMPRC issued an order approving PNM’s retirement of SJGS Units 2 and 3 on December 31, 2017. On January 14, 2016, NEE filed an appeal of the order with the NM Supreme Court. SJGS Units 2 and 3 were retired in December 2017. On March 5, 2018, the NM Supreme Court rendered a decision affirming the NMPRC’s ruling, thereby denying NEE’s appeal. A request for rehearing of the NM Supreme Court’s decision was not filed by the statutory deadline. This matter is now concluded. Additional information concerning the NMPRC filing and related proceedings is set forth in Note 11.
San Juan Generating Station Unit 1 Outage
On March 17, 2018, a coal silo used to supply fuel to SJGS Unit 1 collapsed resulting in an outage. PNM promptly contacted the staff of the NMPRC to inform them of the event and has initiated a review of its cause. PNM currently anticipates inspections of the facility and a determination of estimated repair costs will be completed by the end of May 2018 and that the unit will be returned to service shortly after that date. PNM anticipates the damages to the facility will be reimbursed under an existing property insurance policy that covers SJGS, subject to a deductible of $2.0 million.  PNM’s exposure to the cost of repairs is $1.0 million, reflecting PNM’s 50% ownership interest in SJGS Unit 1.
On April 12, 2018, NEE filed a petition (jointly with certain other organizations) requesting that the NMPRC order an investigation into the SJGS Unit 1 event.  The petition requests that the NMPRC order PNM to respond to the petition, that proceedings be set on this matter, and that PNM be required to provide a narrative explanation, cost/benefit analysis, and alternatives assessment used to determine that Unit 1 should be repaired rather than utilizing alternative resources.  On April 25, 2018, the NMPRC issued an order requiring PNM to provide a factual statement of the nature and cause of the event, as well as the anticipated need for and schedule of repairs required. PNM must also address the necessity and appropriateness of the request for a cost/benefit analysis, alternatives assessment, and request for further proceedings.

Advanced Metering Infrastructure Application

On February 26, 2016, PNM filed an application with the NMPRC requesting approval of a project to replace its existing customer metering equipment with Advanced Metering Infrastructure (“AMI”). The application asked the NMPRC to authorize the recovery of the cost of the project, up to $87.2 million, in future ratemaking proceedings, as well as to approve the recovery of the remaining undepreciated investment in existing metering equipment estimated to be approximately $33 million at the date of implementation, the costs of customer education, and severances for affected employees. Hearings in this matter were held in February and March 2017. During the March 2017 hearing, it was disclosed that the proposed meter contractor may not have complied with certain New Mexico contractor licensing requirements. PNM subsequently filed testimony regarding that matter as ordered by the Hearing Examiner. On May 12, 2017, PNM requested a new procedural schedule to allow it to issue a new RFP for contracting work related to the meter installation and to update its cost-benefit analysis. PNM subsequently updated the amount of the requested recovery for the anticipated cost of the project to $95.1 million. An additional hearing was held on October 25-26, 2017. On March 19, 2018, the Hearing Examiner issued a recommended decision finding that PNM had not proven a net public

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

benefit in the case and recommending the NMPRC not approve the application. On April 2, 2018, PNM filed a statement on exceptions to the recommended decision indicating, among other things, that PNM disagreed with the finding that the record did not demonstrate a net public benefit to customers, but that PNM would not take exception to a recommendation to not approve the application. No other parties filed exceptions to the recommended decision by the required deadline. On April 11, 2018, the NMPRC adopted an order accepting the recommended decision and disapproving PNM’s application. The order indicated PNM’s next energy efficiency plan filing should include a proposal for an AMI pilot project.

Facebook, Inc. Data Center Project

As discussed in Note 17 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K, the NMPRC approved a PNM application for arrangements in connection with services to be provided to Facebook, Inc. for a new data center to be constructed in PNM’s service area. The approvals included:

•	Two new electric service rates

•	A PPA under which PNM would purchase renewable energy from PNMR Development

•	A special service contract to provide electric service
Facebook’s service requirements include the acquisition by PNM of a sufficient amount of new renewable energy resources and RECs to match the energy and capacity requirements of the data center. PNM’s initial procurement was to be through a PPA with PNMR Development for the energy production from 30 MW of new solar capacity that PNMR Development was to construct. As discussed in Note 1, PNMR Development transferred its interests in the solar capacity and the PPA to NMRD in December 2017. The cost of the PPA is passed through to Facebook under a new rate rider. The new special service rate is applied to Facebook’s energy consumption in those hours of the month when their consumption exceeds the energy production from the renewable resources. The first 10 MW of solar capacity began commercial operation on January 1, 2018, the second 10 MW began commercial operation in March 2018, and the remaining capacity is anticipated to be completed by mid-2018.

In late 2017, PNM entered into three separate 25-year PPAs to purchase renewable energy and RECs to be used by PNM to supply additional renewable power to Facebook. These PPAs were subject to NMPRC approval and PNM made a filing requesting approval on January 17, 2018. A NMPRC hearing on PNM’s filing was held on March 7, 2018 and the NMPRC approved the PPAs on March 21, 2018. These PPAs include the purchase of the power and RECs from:

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

TNMP
Advanced Meter System Deployment
In July 2011, the PUCT approved a settlement and authorized an AMS deployment plan that permits TNMP to collect $113.4 million in deployment costs through a surcharge over a 12-year period. TNMP began collecting the surcharge on August 11, 2011. Deployment of advanced meters began in September 2011. TNMP completed its mass deployment in 2016 and has installed more than 242,000 advanced meters. In connection with TNMP’s deployment of AMS, TNMP committed to file a general rate case no later than September 1, 2018. TNMP will include a reconciliation of AMS costs in the 2018 filing.
The PUCT adopted a rule creating a non-standard metering service for retail customers choosing to decline standard metering service via an advanced meter. The cost of providing non-standard metering service is to be borne by opt-out customers through an initial fee and ongoing monthly charge. As approved by the PUCT, TNMP is recovering $0.2 million in costs through initial fees ranging from $63.97 to $168.61 and ongoing annual expenses of $0.5 million through a $36.78 monthly fee. These amounts presume up to 1,081 consumers will elect the non-standard meter service, but TNMP has the right to adjust the fees if the number of anticipated consumers differs from that estimate. As of April 23, 2018, 98 consumers have made the election.

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

Transmission Cost of Service Rates
TNMP can update its transmission rates twice per year to reflect changes in its invested capital. Updated rates reflect the addition and retirement of transmission facilities, including appropriate depreciation, federal income tax and other associated taxes, and the approved rate of return on such facilities. The following sets forth TNMP’s recent interim transmission cost rate increases:

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(In millions)
March 23, 2016	$25.8	$4.3
September 8, 2016	9.5	1.8
March 14, 2017	30.2	4.8
September 13, 2017	27.5	4.7
March 27, 2018	32.0	0.6

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

Order Related to Changes in Federal Income Tax Rates

On January 25, 2018, the PUCT issued an accounting order that addresses the change in federal income tax rates on investor-owned utilities in the state of Texas. The order requires investor-owned utilities to record a regulatory liability equal to the reduction in accumulated federal deferred income tax balances at the end of 2017 due to the change in the federal income tax rate. In addition, the order requires that a regulatory liability be recorded to reflect the difference between revenues collected under existing rates and those that would have been collected had those rates been set reflecting federal income tax reform beginning on the date of the order. As discussed in Note 11 of the Notes to the Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K, at December 31, 2017, TNMP recorded a regulatory liability for deferred income taxes of $146.5 million to reflect the change in federal income tax rates that will be refunded to customers in future periods. In compliance with the PUCT order, during the three months ended March 31, 2018, TNMP recorded a regulatory liability of $1.5 million, which amount represents the impact of the reduction in the federal corporate income tax rate on revenues collected from January 25, 2018 through March 31, 2018. The order provides that these regulatory liabilities will be considered by the PUCT in each utility’s next rate proceeding, which for TNMP is anticipated to be filed in May 2018. TNMP is evaluating whether the PUCT order constitutes retroactive ratemaking and whether to advocate such a position in future rate proceedings. TNMP cannot predict the outcome of this matter.

(13)	Lease Commitments

The Company leases office buildings, vehicles, and other equipment. In addition, PNM leases interests in Units 1 and 2 of PVNGS and certain right-of-way agreements are classified as leases. All of the Company’s leases are currently accounted for as operating leases. See New Accounting Pronouncements in Note 1. Additional information concerning the Company’s lease commitments is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K, including PNM’s actions with regard to renewal and purchase options under the PVNGS leases.

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

PNM is exposed to losses under the PVNGS lease arrangements upon the occurrence of certain events that PNM does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to PVNGS or the occurrence of specified nuclear events), PNM would be required to make specified payments to the lessors, and take title to the leased interests. If such an event had occurred as of March 31, 2018, amounts due to the lessors under the circumstances described above would be up to $166.8 million, payable on July 15, 2018 in addition to the scheduled lease payments due on July 15, 2018.

(14)	Income Taxes

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

Although most of the provisions of the Tax Act are not effective until 2018, GAAP required that some effects be recognized in 2017. Under the asset and liability method of accounting for income taxes used by the Company, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts of

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

existing assets and liabilities and their respective tax bases. The deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. At the date of enactment of the Tax Act, the Company had net deferred tax liabilities for its regulated activities and net deferred tax assets for non-regulated activities. As a result of the change in the federal income tax rate, the Company re-measured and adjusted its deferred tax assets and liabilities as of December 31, 2017. The portion of that adjustment not related to PNM’s and TNMP’s regulated activities was recorded as a reduction in net deferred tax assets and an increase in income tax expense. The portion related to PNM’s and TNMP’s regulated activities was recorded as a reduction in net deferred tax liabilities and an increase in regulatory liabilities, based on the assumption that PNM and TNMP will be required to return the benefit to ratepayers over time. PNM’s NM 2016 Rate Case (Note 12) reflects that assumption by including an amortization of the estimated benefit of the reduction in existing deferred federal income taxes as a reduction to customer rates over a twenty-one year period beginning in 2018. In January 2018, the PUCT issued an order requiring Texas utilities, including TNMP, to begin recording regulatory liabilities for the effects of the Tax Act with the stated purpose of reflecting those effects in the utility bills of Texas ratepayers. During the three months ended March 31, 2018, TNMP recorded a regulatory liability of $1.5 million in accordance with the PUCT’s order (Note 12).

In December 2017, the SEC issued Staff Accounting Bulletin No. 118, which provides guidance to address the application of GAAP to reflect the Tax Act in circumstances where all information and analysis of the Tax Act is not yet available or complete. This bulletin provides for up to a one-year period in which to complete the required analyses and accounting for the impacts of the Tax Act. The Company believes it made reasonable estimates of the effects of the Tax Act and reflected the impacts in the Consolidated Financial Statements included in the 2017 Annual Reports on Form 10-K. However, the reported effects on the Company’s deferred tax assets and liabilities, regulatory assets and liabilities, and income tax expense are provisional and it is possible that changes to United States Treasury regulations, IRS interpretations of the provisions of the Tax Act, actions by the NMPRC, PUCT, and FERC, or the Company’s further analysis of historical records could cause these estimates to change. Through March 31, 2018, no significant adjustments to the impacts reflected in the 2017 Consolidated Financial Statements included in the 2017 Annual Reports on Form 10-K have been identified.

In 2013, New Mexico House Bill 641 reduced the New Mexico corporate income tax rate from 7.6% to 5.9%. The rate reduction is being phased-in from 2014 to 2018. In accordance with GAAP, PNMR and PNM adjusted accumulated deferred income taxes to reflect the tax rate at which the balances are expected to reverse during the period that includes the date of enactment, which was in the year ended December 31, 2013. At that time, the portion of the adjustment related to PNM’s regulated activities was recorded as a reduction in deferred tax liabilities and an increase in a regulatory liability, based on the assumption that PNM would be required to return the benefit to customers over time. PNM’s NM 2016 Rate Case (Note 12) reflects that assumption. In addition, the portion of the adjustment that was not related to PNM’s regulated activities was recorded as a reduction in deferred tax assets and an increase in income tax expense. Changes in the estimated timing of reversals of deferred tax assets and liabilities resulted in refinements of the impacts of this change in tax rates being recorded periodically through December 31, 2017, at which time the impacts of the rate reduction were fully phased in. In the three months ended March 31, 2017, PNM’s regulatory liability was reduced by $4.8 million, which increased deferred tax liabilities. Deferred tax assets not related to PNM’s regulatory activities were reduced by $0.1 million in the three months ended March 31, 2017, increasing income tax expense by less than $0.1 million for PNM and $0.1 million for the Corporate and Other segment. The benefit of the lower New Mexico corporate income tax rate is being returned to customers over a three-year period beginning February 1, 2018 as ordered in PNM’s NM 2016 Rate Case.

As required under GAAP, the Company makes an estimate of its anticipated effective tax rate for the year as of the end of each quarterly period within its fiscal year. In interim periods, income tax expense is calculated by applying the anticipated annual effective tax rate to year-to-date earnings before income taxes, which includes the earnings attributable to the Valencia non-controlling interest. GAAP also provides that certain unusual or infrequently occurring items, including excess tax benefits related to stock awards, be excluded from the estimated annual effective tax rate calculation. At March 31, 2018, PNMR, PNM, and TNMP estimated their effective income tax rates for the year ended December 31, 2018 would be 12.11%, 8.07%, and 23.47%. These rates reflect the reduced federal corporate income tax rate of 21%, which rates are adjusted to reflect permanent differences between earnings determined in accordance with GAAP and taxable income, as well as state income taxes. The primary permanent difference is the reduction in income tax expense resulting from the amortization of excess deferred federal and state income taxes ordered by the NMPRC in PNM’s NM 2016 Rate Case. During the three months ended March 31, 2018, income tax expense calculated by applying the expected annual effective income tax rate to earnings before income taxes for PNMR, PNM, and TNMP was further reduced by excess tax benefits related to stock awards of $1.3 million, $1.0 million and $0.3 million.

(15)	Related Party Transactions

PNMR, PNM, TNMP, and NMRD are considered related parties as defined under GAAP, as is PNMR Services Company, a wholly-owned subsidiary of PNMR that provides corporate services to PNMR and its subsidiaries in accordance with shared services agreements. These services are billed at cost on a monthly basis to the business units. In addition, PNMR provides construction and operations and maintenance services to NMRD, a 50% owned subsidiary of PNMR Development (Note 1), and PNM purchases renewable energy from certain NMRD-owned facilities at a fixed price per MWh of energy produced. The table below summarizes the nature and amount of related party transactions of PNMR, PNM, TNMP, and NMRD:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Services billings:
PNMR to PNM	$23,679	$24,402
PNMR to TNMP	8,365	8,137
PNM to TNMP	86	85
TNMP to PNMR	35	35
PNMR to NMRD	78	—
Renewable energy purchases:
PNM from NMRD	370	—
Interest billings:
PNMR to PNM	62	—
PNM to PNMR	66	43
PNMR to TNMP	8	31
Income tax sharing payments:
PNMR to PNM	—	—
PNMR to TNMP	—	—
TNMP to PNMR	—	—

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

MD&A FOR PNMR

EXECUTIVE SUMMARY
Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 776,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP.
Strategic Goals
PNMR is focused on achieving three key strategic goals:

•	Earning authorized returns on regulated businesses

•	Delivering above industry-average earnings and dividend growth

•	Maintaining solid investment grade credit ratings

In conjunction with these goals, PNM and TNMP are dedicated to:

•	Maintaining strong employee safety, plant performance, and system reliability

•	Delivering a superior customer experience

•	Demonstrating environmental stewardship in business operations, including reducing CO2 emissions

•	Supporting the communities in their service territories

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

Additional information about rate filings is provided in Note 17 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K and in Note 12.

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

•
Inclusion of the January 2016 purchase of the assets underlying three leases of capacity, totaling 64.1 MW, of PVNGS Unit 2 (Note 13) at an initial rate base value of $83.7 million, compared to PNM’s request for recovery of the fair market value purchase price of $163.3 million; and disallowance of the recovery of the undepreciated costs of capitalized improvements made during the period the 64.1 MW was being leased by PNM, which costs totaled $43.8 million when the order was issued

•
Disallowance of the recovery of any future contributions for PVNGS decommissioning costs related to the 64.1 MW of capacity in PVNGS Unit 2 purchased in January 2016 and the 114.6 MW of the leased capacity in PVNGS Units 1 and 2 that were extended for eight years beginning January 15, 2015 and 2016 (Note 13)

•
Disallowance of recovery of the costs associated with converting SJGS Units 1 and 4 to BDT, which is required by the NSR permit for SJGS (Note 12); PNM’s share of the costs of installing the BDT equipment was $52.3 million, $40.0 million of which PNM requested be included in rate base in the NM 2015 Rate Case

On September 30, 2016, PNM filed a notice of appeal with the NM Supreme Court regarding the order in the NM 2015 Rate Case. PNM is appealing the NMPRC’s determination that PNM was imprudent in the actions taken to purchase the previously leased 64.1 MW of capacity in PVNGS Unit 2, extending the leases for 114.6 MW of capacity of PVNGS Units 1 and 2, and installing BDT equipment on SJGS Units 1 and 4. PNM’s appeal includes the following specific elements of the NMPRC’s order:

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

The NM Supreme Court has stated that the court’s intent would be to request that PNM reimburse ratepayers for any amount overcharged should the cross-appellants prevail on the merits. Oral argument at the NM Supreme Court was held on October 30, 2017. Although appeals of regulatory actions of the NMPRC have a priority at the NM Supreme Court under New Mexico law, there is no required time frame for the court to act on the appeals.

PNM evaluated the accounting consequences of the order in the NM 2015 Rate Case and the likelihood of being successful on the issues it is appealing in the NM Supreme Court as required under GAAP. The evaluation indicated it is reasonably possible that PNM will be successful on the issues it is appealing. If the NM Supreme Court rules in PNM’s favor on some or all of the issues, those issues would be remanded back to the NMPRC for further action. PNM currently estimates it will take a minimum of seven months from December 31, 2017 for the NM Supreme Court to render a decision and for the NMPRC to take action on any remanded issues. During such time, the rates specified in the order remain in effect. PNM recorded pre-tax regulatory disallowances in 2016 and 2017 aggregating $14.4 million, representing capital cost recovery for the period October 1, 2016 through July 31, 2018 on its investments that the order disallowed and amounts recorded as regulatory assets and deferred charges that the order disallowed and which PNM did not challenge in its appeal. Additional losses will be recorded if the estimated time frame for the NM Supreme Court to render a decision and for the NMPRC to take action on any remanded issues is further extended.

PNM continues to believe that the disallowed investments, which are the subject of PNM’s appeal, were prudently incurred and that PNM is entitled to full recovery of those investments through the ratemaking process. If PNM’s appeal is unsuccessful, PNM would record additional pre-tax losses related to any unsuccessful issues. The March 31, 2018 book values of PNM’s investments that the order disallowed, after considering the losses recorded through December 31, 2017, were $75.3 million for the 64.1 MW of purchased capacity in PVNGS Unit 2, $39.1 million for the PVNGS Unit 2 disallowed capital improvements, and $49.4 million for the BDT equipment.

PNM does not believe that the likelihood of the cross-appeals being successful is probable. However, if the NM Supreme Court were to overturn all of the issues subject to the cross-appeals and, upon remand, the NMPRC did not provide any cost recovery of those items, PNM would write-off all of the costs to acquire the assets previously leased under three leases aggregating 64.1 MW of PVNGS Unit 2 capacity, totaling $150.4 million at March 31, 2018 (which amount includes $75.3 million that is the subject of PNM’s appeal discussed above) after considering the losses recorded through December 31, 2017. The impacts of not recovering costs for the lease extensions, new coal supply contract for Four Corners, and “prepaid pension asset” in rate base would be recognized in future periods reflecting that rates charged to customers would not recover those costs as they are incurred. The outcomes of the cross-appeals regarding the FPPAC and rate design should not have a financial impact to PNM.

New Mexico 2016 Rate Case – On December 7, 2016, PNM filed an application with the NMPRC for a general increase in retail electric rates (the “NM 2016 Rate Case”). PNM did not include any of the costs disallowed in the NM 2015 Rate Case that are at issue in PNM’s pending appeal to the NM Supreme Court. PNM’s application requested an increase in base non-fuel revenues of $99.2 million based on a FTY beginning January 1, 2018. The primary drivers of the revenue deficiency were:

•	Implementation of the modifications in PNM’s resource portfolio, which were previously approved by the NMPRC as part of the SJGS regional haze compliance plan (see below and Note 11)

•	Infrastructure investments, including environmental upgrades at Four Corners

•	Declines in forecasted energy sales due to successful energy efficiency programs and other economic factors

•	Updates in the FERC/retail jurisdictional allocations

After NMPRC ordered settlement discussions were held, PNM and representatives of several intervenors reached an agreement on the parameters for a settlement in this proceeding. In May 2017, PNM and thirteen intervenors entered into a comprehensive stipulation, which was subsequently revised to address issues raised by the Hearing Examiners in the case. NEE was the sole party opposing the revised stipulation. The terms of the revised stipulation included:

•	A revenue increase totaling $62.3 million, with an initial increase of $32.3 million beginning January 1, 2018 and the remaining increase beginning January 1, 2019

•	A ROE of 9.575%, compared to the 10.125% requested by PNM

•	Full recovery of PNM’s investment in SCRs at Four Corners with a debt-only return

•	An agreement to not implement non-fuel base rate changes, other than changes related to PNM’s rate riders, with an effective date prior to January 1, 2020

•	An agreement to adjust the January 2019 increase for certain changes in federal corporate tax laws and to true-up PNM’s cost of debt

•	Returning to customers over a three-year period the benefit of the reduction in the New Mexico corporate income tax rate to the extent attributable to PNM’s retail operations

•	PNM would perform a cost benefit analysis in its 2020 IRP of the impact of a possible early exit from Four Corners in 2024 and 2028

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

Extensive proceedings before the NMPRC were conducted in December 2017 and January 2018 as described in Note 12. Ultimately, the NMPRC issued an order on January 16, 2018 that approved the Certification of Stipulation with certain changes, which included allowing PNM to recover its $148.1 million of investments in SCR and other projects at Four Corners with a debt-only return (but maintaining the recommended disallowance of an equity return), deferring further consideration regarding the prudency of PNM’s decisions to continue its participation in Four Corners to PNM’s next general rate case, requiring the impacts of changes related to the reduction in the federal corporate income tax rate and PNM’s cost of debt (aggregating an estimated $47.6 million) be implemented in 2018 rather than January 1, 2019, and requiring PNM to reduce its requested $62.3 million increase in non-fuel revenues by $4.4 million.

After implementation of changes to the federal corporate income tax rate and cost of debt, the order results in a net increase to PNM’s non-fuel revenue requirement of $10.3 million. PNM implemented 50% of the approved increase for service rendered, rather than bills rendered, beginning February 1, 2018 and will implement the rest of the increase for service rendered beginning January 1, 2019. GAAP required PNM to recognize a loss reflecting that it will earn a debt-only return on $148.1 million of investments at Four Corners rather than a full return. Accordingly, PNM recorded a pre-tax regulatory disallowance of $27.9 million as of December 31, 2017.

On February 7, 2018, NEE filed a notice of appeal with the NM Supreme Court asking the court to review the NMPRC’s decisions in the NM 2016 Rate Case. On March 7, 2018, NEE filed its statement of issues with the NM Supreme Court requesting, among other things, that the NMPRC be required to identify PNM’s decision to continue its participation in Four Corners as imprudent and to deny any recovery related to PNM’s $148.1 million of investments in Four Corners. Although PNM does not believe it is probable that NEE’s appeal will be successful, it is unable to predict what decision the NM Supreme Court will reach. If the NM Supreme Court were to remand the case to the NMPRC and the NMPRC identified PNM’s continued involvement in Four Corners as imprudent with no recovery of the $148.1 million of investments in Four Corners, PNM would be required to record additional losses for the remaining amount of those investments (after considering the $27.9 million regulatory disallowance recorded in 2017). In addition, PNM’s future investments in Four Corners, which could be required under the participation agreement governing that facility, could also be subject to disallowance. PNM cannot predict the outcome of this matter.

San Juan Generating Station Unit 1 Outage – On March 17, 2018, a coal silo used to supply fuel to SJGS Unit 1 collapsed resulting in an outage. PNM promptly contacted the staff of the NMPRC to inform them of the event and has initiated a review of its cause. PNM currently anticipates inspections of the facility and a determination of estimated repair costs will be completed by the end of May 2018 and that the unit will be returned to service shortly after that date. PNM anticipates the damages to the facility will be reimbursed under an existing property insurance policy that covers SJGS, subject to a deductible of $2.0 million.  PNM’s exposure to the cost of repairs is $1.0 million, reflecting PNM’s 50% ownership interest in SJGS Unit 1. To minimize the operational and financial impacts of this event, PNM has accelerated the fall 2018 planned maintenance outage on Unit 1 to be performed while the unit is out of service for this event.
On April 12, 2018, NEE filed a petition (jointly with certain other organizations) requesting that the NMPRC order an investigation into the SJGS Unit 1 event.  The petition requests that the NMPRC order PNM to respond to the petition, that proceedings be set on this matter, and that PNM be required to provide a narrative explanation, cost/benefit analysis, and alternatives assessment used to determine that Unit 1 should be repaired rather than utilizing alternative resources.  On April 25, 2018, the NMPRC issued an order requiring PNM to provide a factual statement of the nature and cause of the event, as well as the anticipated need for and schedule of repairs required. PNM must also address the necessity and appropriateness of the request for a cost/benefit analysis, alternatives assessment, and request for further proceedings.

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

On February 26, 2016, PNM filed an application with the NMPRC requesting approval of a project to replace its existing customer metering equipment with Advanced Metering Infrastructure (“AMI”). The application also asked the NMPRC to authorize the recovery, in future ratemaking proceedings, of the cost of the project, as well as to approve the recovery of the remaining undepreciated investment in existing metering equipment, the costs of customer education, and severance for any affected employees. On March 19, 2018, the Hearing Examiner issued a recommended decision finding that PNM had not proven a net public benefit in the case and recommending the NMPRC not approve the application. On April 2, 2018 PNM filed a statement on exceptions to the recommended decision indicating, among other things, that PNM disagreed with the finding that the record did not demonstrate a net public benefit to customers, but that PNM would not take exception to a recommendation to not approve the application. No other parties filed exceptions to the recommended decision by the required deadline. On April 11, 2018, the NMPRC adopted an order accepting the recommended decision and disapproving PNM’s application. The order indicated PNM’s next energy efficiency plan filing should include a proposal for an AMI pilot project.

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

FERC Regulation

Rates PNM charges wholesale transmission customers and wholesale generation customers are subject to traditional rate regulation by FERC. Rates charged to wholesale electric transmission are based on a formula rate mechanism pursuant to which rates for wholesale transmission service are calculated annually in accordance with an approved formula. The formula includes updating cost of service components, including investment in plant and operating expenses, based on information contained in PNM’s annual financial report filed with FERC, as well as including projected large transmission capital projects to be placed into service in the following year. The projections included are subject to true-up in the following year formula rate. Certain items, including changes to return on equity and depreciation rates, require a separate filing to be made with FERC before being included in the formula rate. The low natural gas price environment has resulted in market prices for power being substantially lower than what PNM is able to offer wholesale generation customers under the cost of service model that FERC requires PNM to use.  Consequently, PNM decided to stop pursuing wholesale generation contracts and currently has no full-requirements wholesale generation customers.
Delivering Above Industry-Average Earnings and Dividend Growth
PNMR’s strategic goal to deliver above industry-average earnings and dividend growth enables investors to realize the value of their investment in the Company’s business. PNMR’s current target is 6% earnings and dividend growth for the period 2018 through 2021. Earnings growth is based on ongoing earnings, which is a non-GAAP financial measure that excludes from GAAP earnings certain non-recurring, infrequent, and other items that are not indicative of fundamental changes in the earnings capacity of the Company’s operations. PNMR uses ongoing earnings to evaluate the operations of the Company and to establish goals, including those used for certain aspects of incentive compensation, for management and employees.
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

Strategic Investments – In 2017, PNMR Development and AEP OnSite Partners created NM Renewable Development, LLC (“NMRD”) to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. Abundant renewable resources, large tracts of affordable land, and strong government and community support make New Mexico a favorable location for renewable generation. New Mexico has the 2nd highest technical potential of the 48 contiguous states for utility scale solar photovoltaics as noted in 2015 by the National Renewable Energy Laboratory, while New Mexico is 6th for technical potential for land-based wind. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. Through NMRD, PNMR anticipates being able to provide additional renewable generation solutions to customers within and surrounding its regulated jurisdictions through partnering with a subsidiary of one of the United States’ largest electric utilities. The formation of this joint venture provides a more efficient use of PNMR’s capital to support new renewable investment opportunities while maintaining the necessary capital to support investments required by regulated jurisdictions. NMRD’s current renewable energy capacity in operation is 21.8 MW, which includes 20 MW of solar PV facilities required to supply energy to the new Facebook data center located within PNM’s service territory and 1.8 MW to supply energy to Columbus Electric Cooperative located in southwest New Mexico. At March 31, 2018, NMRD also had 10 MW of solar PV facilities under construction that will be completed in mid-2018 and will be used to supply the Facebook data center. NMRD is actively exploring opportunities for additional renewable projects. In addition, NMRD will evaluate potential bid opportunities for future renewable projects, including large-scale projects to serve future data center and other customer needs.

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
Environmentally Responsible Power
PNMR has a long-standing record of environmental stewardship. PNM’s environmental focus is in three key areas:

•	Developing strategies to provide reliable and affordable power, while transforming PNM’s generation resources to a cleaner energy portfolio by reducing CO2 emissions

•	Preparing PNM’s system to meet New Mexico’s increasing renewable energy resources as cost-effectively as possible

•	Increasing energy efficiency participation

PNMR’s Sustainability Portal provides key environmental and sustainability information related to PNM’s and TNMP’s operations and is available at http://www.pnmresources.com/about-us/sustainability-portal.aspx. The portal also contains a Climate Change Report, which outlines plans to be coal-free by 2031 (subject to regulatory approval). This could enable an 87% reduction in CO2 emissions in 2040 compared to 2012 levels, which is a significantly greater reduction than that required of New Mexico under EPA’s Clean Power Plan. As discussed below, in December 2017 the Company shutdown SJGS Units 2 and 3, which is expected to result in a 40% reduction in CO2 emissions in 2018 compared to 2012 levels.

SJGS

Regional Haze Rule Compliance Plan – In December 2015, PNM received NMPRC approval for the plan to comply with the EPA regional haze rule at SJGS that minimizes the cost impact to customers while still achieving broad environmental benefits.

Under the approved plan, the installation of SNCRs on SJGS Units 1 and 4 was completed in early 2016 and Units 2 and 3 were retired in December 2017. The plan provides for similar visibility improvements, but at a lower cost to PNM customers than a previous EPA ruling that would have required the installation of more expensive SCRs on all four units at SJGS. The plan has the added advantage of reducing other emissions in addition to NOx, including SO2, particulate matter, CO2, and mercury, as well as significantly reducing water usage. Additional information is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K and in Note 11.

The December 2015 order also provided, among other things, that:

•	PNM was granted a CCN to acquire an additional 132 MW in SJGS Unit 4 effective January 1, 2018

•	PNM was granted a CCN for 134 MW of PVNGS Unit 3 as a jurisdictional resource to serve New Mexico customers beginning January 1, 2018

•	PNM was authorized to acquire 65 MW of SJGS Unit 4 as merchant utility plant

•
No later than December 31, 2018, and before entering into a binding coal supply agreement for SJGS, PNM will make a NMPRC filing to determine the extent that SJGS should continue serving PNM’s customers’ needs after mid-2022

NEE filed a notice of appeal with the NM Supreme Court of the NMPRC’s December 2015 order. On March 5, 2018, the NM Supreme Court issued its opinion affirming the NMPRC’s December 2015 order, thereby denying NEE’s appeal. A request for rehearing of the NM Supreme Court’s decision was not filed by the statutory deadline. This matter is now concluded.

On March 31, 2016, NEE filed a complaint against PNM with the NMPRC regarding the financing provided by NM Capital to facilitate the sale of SJCC. The complaint alleges that PNM failed to comply with its discovery obligation in the SJGS abandonment case and requests the NMPRC investigate whether the financing transactions could adversely affect PNM’s ability to provide electric service to its retail customers. PNM responded to the complaint on May 4, 2016. On January 31, 2018, NEE filed a motion asking the NMPRC to investigate whether PNM’s relationship with WSJ, in light of Westmoreland’s financial condition, could be harmful to PNM’s customers. PNM responded requesting the NMPRC deny the motion and that NEE’s prior compliant be dismissed. The NMPRC has taken no action on these matters.

SJGS Ownership Restructuring – In connection with the plan to comply with EPA regional haze rules at SJGS, some of the SJGS participants expressed a desire to exit their ownership in the plant. As a result, the SJGS participants negotiated a restructuring of the ownership in SJGS and addressed the obligations of the exiting participants for plant decommissioning, mine reclamation, environmental matters, and certain future operating costs, among other items. The San Juan Project Restructuring Agreement (“SJGS RA”) sets forth the agreement among the SJGS owners regarding ownership restructuring and addresses other related matters, including that the exiting participants remain obligated for their proportionate shares of environmental, mine reclamation, and certain other legacy liabilities that are attributable to activities that occurred prior to their exit. The SJGS RA became effective contemporaneously with the effectiveness of the new SJGS CSA on January 31, 2016. See Note 11.
Other SJGS Environmental Matters – In addition to the regional haze rule, SJGS is required to comply with other rules currently being developed or implemented that affect coal-fired generating units, including rules regarding GHG under Section 111(d) of the CAA. Implementation of the Clean Power Plan, which was published by EPA in October 2015, is currently stayed by order of the US Supreme Court pending further proceedings before the DC Circuit. Oral argument was heard by the DC Circuit in September 2016, but the court has taken no action. On March 28, 2017, President Trump issued an Executive Order on Energy Independence.  The order sets out two general policies: promote clean and safe development of energy resources, while avoiding regulatory burdens, and ensure electricity is affordable, reliable, safe, secure, and clean.  The order rescinds various actions undertaken by the previous administration and directs the EPA Administrator to review and if appropriate suspend, revise, or rescind the Clean Power Plan, as well as other environmental regulations. On October 10, 2017, EPA issued a proposal to repeal the Clean Power Plan based on a legal interpretation of the CAA under which the Clean Power Plan exceeds EPA’s statutory authority. EPA published the proposed repeal rule on October 16, 2017 and accepted public comments through April 26, 2018. In addition, EPA published an advanced NOPR on December 28, 2017 to take comment on whether EPA should adopt a rule to replace the Clean Power Plan and what such a replacement rule might include, for which public comments were due February 26, 2018.
PNM estimates that implementation of the BART plan at SJGS, as well as potentially exiting ownership in the remaining units at SJGS (as well as Four Corners), as discussed above, should provide significant steps for New Mexico to meet its ultimate compliance with Section 111(d) under the Clean Power Plan or any replacement rule. PNM is unable to predict the impact of this rule on its generation portfolio.

Because of environmental upgrades completed in 2009, SJGS has a mercury removal efficiency of 98% and mercury emissions are well below the mercury limit imposed by EPA in the 2011 Mercury and Air Toxics Standards. Major environmental upgrades on each of the units at SJGS have significantly reduced emissions of NOx, SO2, particulate matter, and mercury. Between 2006 and 2017, SJGS has reduced NOx emissions by 41%, SO2 by 70%, particulate matter by 61%, and mercury by 98%.
Renewable Energy
PNM’s renewable procurement strategy includes utility-owned solar capacity, as well as wind and geothermal energy purchased under PPAs. As of December 31, 2017, PNM had 107 MW of utility-owned solar capacity. In addition, PNM purchases power from a customer-owned distributed solar generation program that had an installed capacity of 86.2 MW at March 31, 2018. PNM also owns the 500 KW PNM Prosperity Energy Storage Project, which uses advanced batteries to store solar power and dispatch the energy either during high-use periods or when solar production is limited. The project was one of the first combinations of battery storage and PV energy in the nation and involved extensive research and development of advanced grid concepts. The facility also was the nation’s first solar storage facility fully integrated into a utility’s power grid. Since 2003, PNM has purchased the output from New Mexico Wind, a 204 MW wind facility, and began purchasing the output of Red Mesa Wind, an existing 102 MW wind energy center, on January 1, 2015. PNM has a 20-year agreement to purchase energy from the Lightning Dock Geothermal facility built near Lordsburg, New Mexico. The geothermal facility, which has a current capacity of 4 MW, began providing power to PNM in January 2014. PNM also purchases RECs as necessary to meet the RPS.
The majority of these renewable resources are key means for PNM to meet the RPS and related regulations that require PNM to achieve prescribed levels of energy sales from renewable sources, if that can be accomplished without exceeding the RCT limit set by the NMPRC. PNM makes renewable procurements consistent with the plans approved by the NMPRC. PNM’s 2017 renewable energy procurement plan meets RPS and diversity requirements for 2017 and 2018 using existing resources and does not propose any significant new procurements. PNM’s 2018 renewable energy procurement plan requested approval to procure an additional 80 GWh in 2019 and 105 GWh in 2020 from a re-powering of New Mexico Wind; approval to procure an additional 55 GWh in 2019 and 77 GWh in 2020 from a re-powering of Lightning Dock Geothermal; approval to procure 50 MW of new solar facilities to be constructed beginning in 2018; continuation of customer REC purchase programs; and other purchases of RECs to ensure annual compliance with the RPS. On November 15, 2017, the NMPRC issued an order approving PNM’s plan. NMIEC filed an appeal with the NM Supreme Court objecting to the fuel allocation methodology. NEE filed a motion to intervene and cross-appeal objecting to the approval of the 50 MW of new solar facilities. PNM filed a motion to intervene. The NM Supreme Court granted the motions to intervene. NMIEC filed a motion for a partial stay and PNM filed a response opposing the request. On February 27, 2018, the court issued an order denying the motion for stay. PNM cannot predict the outcome of this matter.

PNM is currently purchasing the output of 20 MW of solar capacity from NMRD that is used to serve the Facebook data center. See Strategic Investments above. In late 2017, PNM entered into three separate 25-year PPAs to purchase renewable energy and RECs to be used by PNM to supply additional renewable power to the Facebook data center. These PPAs include the purchase of the power and RECs from a 50 MW wind project to be operational at December 31, 2018, a 166 MW wind project to be operational in November 2020, and a 50 MW solar project to be operational in December 2021. The NMPRC approved these PPAs on March 21, 2018 (Note 12).
PNM will continue to procure renewable resources while balancing the impact to customers’ electricity costs in order to meet New Mexico’s escalating RPS requirements.
Energy Efficiency
Energy efficiency also plays a significant role in helping to keep customers’ electricity costs low while meeting their energy needs. PNM’s and TNMP’s energy efficiency and load management portfolios continue to achieve robust results. In 2017, incremental energy saved as a result of new participation in PNM’s portfolio of energy efficiency programs was approximately 74 GWh. This is equivalent to the annual consumption of approximately 11,000 homes in PNM’s service territory. PNM’s load management and annual energy efficiency programs also help lower peak demand requirements. In 2017, TNMP’s incremental energy saved as a result of new participation in TNMP’s energy efficiency programs was approximately 21 GWh. This is equivalent to the annual consumption of approximately 2,300 homes in TNMP’s service territory. In April 2016 and again in April 2017, TNMP was recognized by Energy Star for TNMP’s successful energy efficiency efforts. TNMP received the “Partner of the Year Energy Efficiency Delivery Award” for its High-Performance Homes Program.
Water Conservation and Solid Waste Reduction

PNM continues its efforts to reduce the amount of fresh water used to make electricity (about 20% more efficient than in 2007). Continued growth in PNM’s fleet of solar and wind energy sources, energy efficiency programs, and innovative uses of gray water and air-cooling technology have contributed to this reduction. Water usage will continue to decline as PNM substitutes less fresh-water-intensive generation resources to replace SJGS Units 2 and 3 starting in 2018, as water consumption at that plant has been reduced by approximately 50%. Focusing on responsible stewardship of New Mexico’s scarce water resources improves PNM’s water-resilience in the face of persistent drought and ever-increasing demands for water to spur the growth of New Mexico’s economy. In addition to the above areas of focus, the Company is working to reduce the amount of solid waste going to landfills through increased recycling and reduction of waste. In 2017, 18 of the Company’s 23 facilities met the solid waste diversion goal of a 60% diversion rate, while recycling at least the same number of waste streams as 2016. The Company expects to continue to do well in this area in the future.

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
The Company has leveraged a number of communications channels and strategic content to better serve and engage its many stakeholders. PNM’s website, www.pnm.com, provides the details of major regulatory filings, including general rate requests, as well as the background on PNM’s efforts to maintain reliability, keep prices affordable, and protect the environment. PNM has also leveraged social media in communications with customers on various topics such as education, outage alerts, safety, customer service, and PNM’s community partnerships in philanthropic projects. In May 2017, a chat function was added to PNM’s website to allow customers options when communicating with customer service representatives and an online management system was launched to expedite applications for solar interconnections. The website continues to be a resource for the facts about PNM’s operations and community support efforts, including plans for building a sustainable energy future for New Mexico. In September 2016, PNMR launched a dedicated sustainability portal on its corporate website www.pnmresources.com to provide additional information regarding the Company’s environmental and other sustainability efforts. The site provides the key corporate governance and sustainability information related to the operations of PNM and TNMP. In January 2018, PNM added a Climate Change Report to this portal. The information is presented under four main headings: Environment, Social, Economic, and Governance.
With reliability being the primary role of a transmission and distribution service provider in Texas’ deregulated market, TNMP continues to focus on keeping end-users updated about interruptions and to encourage consumer preparation when severe weather is forecasted. In August 2017, Hurricane Harvey made landfall in the gulf coast region and TNMP employees worked diligently to restore power safely and efficiently for affected customers. In addition, PNMR made donations to support relief and restoration efforts in the gulf coast region. TNMP employees who were impacted by Hurricane Harvey were provided emergency crisis funds supported by the PNM Resources Foundation and other employee donations.
Local relationships and one-on-one communications remain two of the most valuable ways both PNM and TNMP connect with their stakeholders. Both companies maintain long-standing relationships with governmental representatives and key electricity consumers to ensure that these stakeholders are updated on company investments and initiatives. Key electricity consumers also have dedicated Company contacts that support their important service needs.

PNMR has a long tradition of supporting the communities it serves in New Mexico and Texas. The Company demonstrates its core value of caring through the PNM Resources Foundation, corporate giving, widespread employee volunteerism, and PNM’s low-income assistance programs. In addition to the extensive engagement both PNM and TNMP have with nonprofit organizations in their communities, the PNM Resources Foundation provides more than $1 million in grant funding each year across New Mexico and Texas. These grants help nonprofits collaborate more efficiently and support community projects such as providing software coding camps to underserved youths, helping small businesses, and by providing employee matching and volunteer grants. In 2017, “A New Century of Service” grants, which celebrate PNM’s 100th anniversary, funded 62 community projects to build a better future for local communities. In December 2017, PNM announced an additional $1.0 million in donations to the PNM Resources Foundation to support future economic and educational programs in New Mexico. In March 2018, the PNM Resources

Foundation awarded a total of $0.2 million, to be paid over two years, to the New Mexico State University College of Engineering to support education for professional surveyors.

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
Economic Factors
PNM – In the three months ended March 31, 2018, PNM experienced a decrease in weather-normalized retail load of 0.9% compared to 2017, reflecting a continued sluggish economy in New Mexico, along with PNM’s successful energy efficiency programs and increases in distributed generation. New Mexico economic conditions continue to be stable. The twelve-month rolling average employment growth has been consistent for nearly a year, although it remains lower than the national average. Also, some of the previously announced successful economic development efforts, such as the selection of a site within PNM’s New Mexico service territory for a data center by Facebook, Inc., continue their hiring processes. Construction activity has increased and there has been commercial expansion in retail and other support businesses. PNM’s customer growth of 0.7% in the three months ended March 31, 2018 reflects this activity.
TNMP – In the three months ended March 31, 2018, TNMP experienced an increase in volumetric weather normalized retail load of 3.8% compared to 2017. Most of TNMP’s industrial and larger commercial customers are billed based on their peak demand. Demand-based load, excluding retail transmission customers, increased 5.4% in the three months ended March 31, 2018. The Texas economy continues to grow, primarily due to its diverse base. Economic growth in Texas continues to outpace the rest of the country. The relocation of some national and global corporate headquarters to the Dallas-Fort Worth area has led to growth in commercial customers and also contributes to growth in residential and small business customers. TNMP continues to see strong demand in its service territories, particularly with new transmission interconnection requests in the West Texas region where oil and gas production continues to grow.
Results of Operations
Net earnings attributable to PNMR were $15.0 million, or $0.19 per diluted share in the three months ended March 31, 2018 compared to $22.9 million, or $0.29 per diluted share, in 2017. Among other things, earnings in the three months ended March 31, 2018 benefited from additional revenues due to the rate increase approved in the NM 2016 Rate Case at PNM, higher revenues from new transmission customers and FERC formula transmission rates at PNM, rate increases and increased load at TNMP, colder weather at PNM and TNMP, and reduced income tax expense due to the reduced corporate income tax rate and the amortization of excess deferred income taxes as ordered by the NMPRC and PUCT. These increases were more than offset by decreased load at PNM, reduced revenues at PNM due to power from PVNGS Unit 3 not being sold into the wholesale market, higher plant maintenance costs at PNM, increased operating expense due to the additional 197 MW of ownership in SJGS Unit 4 (offset by reduced expenses from the shutdown of SJGS Units 2 and 3), increased depreciation and property taxes due to increased plant in service at PNM and TNMP, and lower gains on the sales of investment securities. Additional information on factors impacting results of operation for each segment is discussed under Results of Operations below.
Liquidity and Capital Resources

PNMR and PNM have revolving credit facilities that expire in October 2022. The PNMR and PNM facilities have capacities of $300.0 million and $400.0 million through October 2020 and $290.0 million and $360.0 million from November 2020 through October 2022. Both facilities provide for short-term borrowings and letters of credit. In addition, PNM has a $40.0 million revolving credit facility, which expires in December 2022, with banks having a significant presence in New Mexico and TNMP has a $75.0 million revolving credit facility, which expires in September 2022. On February 26, 2018, PNMR Development entered into a $24.5 million revolving credit facility that matures on February 25, 2019. Total availability for PNMR on a consolidated basis was $669.4 million at April 23, 2018. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.

PNMR projects that its consolidated capital requirements, consisting of construction expenditures and dividends, will total $3,136.3 million for 2018-2022, including amounts expended through March 31, 2018. The construction expenditures include estimated amounts for environmental upgrades at Four Corners, 50 MW of new solar facilities included in PNM’s 2018 renewable energy procurement plan, an anticipated expansion of PNM’s transmission system, and the initial costs of replacement resources related to the potential shutdown of SJGS Units 1 and 4 in 2022.

In July 2017, PNM entered into the PNM 2017 Senior Unsecured Note Agreement, under which $450.0 million of the PNM 2018 SUNs are to be issued in 2018 and the proceeds will be used to repay $450.0 million of currently outstanding Senior Unsecured Notes on their maturity dates in 2018. In March 2018, PNMR issued $300.0 million of 3.25% Senior Unsecured Notes (the “PNMR 2018 SUNs”), which will mature on March 9, 2021. Proceeds from the issuance of the PNMR 2018 SUNs were used to repay a $150.0 million term loan and borrowings under the PNMR Revolving Credit Facility. After considering the effects of those financings, PNMR has consolidated maturities and other repayments of short-term and long-term debt aggregating $410.0 million in the period from April 1, 2018 through March 31, 2019 and $9.4 million in the remainder of 2019. Furthermore, TNMP has $172.3 million of first mortgage bonds that are due in April 2019 and the $24.5 million PNMR Development revolving credit facility expires in February 2019. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2018-2022 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements for at least the next twelve months. The Company is in compliance with its debt covenants.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Refer also to Disclosure Regarding Forward Looking Statements and to Part II, Item 1A. Risk Factors.

A summary of net earnings attributable to PNMR is as follows:

	Three Months Ended March 31,
	2018	2017	Change
	(In millions, except per share amounts)
Net earnings attributable to PNMR	$15.0	$22.9	$(7.9)
Average diluted common and common equivalent shares	80.0	80.1	(0.1)
Net earnings attributable to PNMR per diluted share	$0.19	$0.29	$(0.10)

The components of the change in net earnings attributable to PNMR are:

Three Months Ended
March 31, 2018
(In millions)
PNM	$(8.8)
TNMP	1.8
Corporate and Other	(0.8)
Net change	$(7.9)

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

The following table summarizes the operating results for PNM:

	Three Months Ended March 31,
	2018	2017	Change
	(In millions)
Electric operating revenues	$236.2	$251.6	$(15.4)
Cost of energy	70.8	81.3	(10.5)
Utility margin	165.4	170.2	(4.8)
Operating expenses	100.5	93.8	6.7
Depreciation and amortization	36.6	36.0	0.6
Operating income	28.3	40.5	(12.2)
Other income (deductions)	3.7	8.4	(4.7)
Interest charges	(20.8)	(21.0)	0.2
Segment earnings before income taxes	11.2	27.8	(16.6)
Income (taxes) benefit	0.3	(7.7)	8.1
Valencia non-controlling interest	(3.7)	(3.5)	(0.2)
Preferred stock dividend requirements	(0.1)	(0.1)	—
Segment earnings	$7.7	$16.5	$(8.8)

The following table shows total GWh sales, including the impacts of weather, by customer class and average number of customers:

	Three Months Ended March 31,
			Percentage
	2018	2017	Change
	(Gigawatt hours, except customers)
Residential	751.7	749.5	0.3%
Commercial	834.4	826.6	0.9
Industrial	205.7	207.9	(1.1)
Public authority	50.3	53.3	(5.6)
Economy energy service (1)	170.7	186.8	(8.6)
Firm-requirements wholesale (2)	—	21.6	(100.0)
Other sales for resale (3)	681.0	1,085.4	(37.3)
	2,693.8	3,131.1	(14.0)%
Average retail customers (thousands)	524.7	520.9	0.7%

(1) PNM purchases energy for a large customer on the customer’s behalf and delivers the energy to the customer’s location through PNM’s transmission system. PNM charges the customer for the cost of the energy as a direct pass through to the customer with only a minor impact in utility margin resulting from providing ancillary services.

(2) Decrease in 2018 reflects the loss of NEC as a wholesale generation customer.

(3) Decrease in 2018 reflects that PVNGS Unit 3 is included as a New Mexico jurisdictional resource beginning January 1, 2018 rather than as merchant plant in 2017 (Note 11).

Operating Results – Three months ended March 31, 2018 compared to 2017

The following table summarizes the significant changes to utility margin:

Three Months Ended March 31, 2018
Change
Utility margin:	(In millions)

Rate relief – Additional revenue due to rate increase approved by the NMPRC effective February 1, 2018 (Note 12)	$0.5
Retail Customer usage/load – Weather normalized KWh sales decreased 0.9% due to decreased sales in residential, industrial, and other customers	(1.6)
Weather – Colder weather in 2018; heating degree days were 19.0% higher	2.1
Transmission – The addition of new customers and higher revenues under formula transmission rates	2.8
Wholesale contracts – Loss of NEC as a wholesale generation customer	(0.3)
Unregulated margin – Loss of PVNGS Unit 3 wholesale power sales	(6.3)
Third party transmission cost – Transmission of power from PVNGS Unit 3 to serve New Mexico retail customers	(1.9)
Rate riders – Includes renewable energy and energy efficiency riders, which are partially offset in operating expenses, depreciation and amortization, and interest charges	0.7
Net unrealized economic hedges – Primarily related to 2017 hedges of PVNGS Unit 3 power sales and sales to NEC	(1.3)
Other	0.5
Net Change	$(4.8)

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended March 31, 2018
Change
Operating expenses:	(In millions)

Higher plant maintenance costs at SJGS, Four Corners, and gas-fired plants	$5.1
Increased costs associated with additional 132 MW of SJGS Unit 4 and accelerated recovery of SNCRs on SJGS Units 1 and 4	3.3
Increased costs associated with 65 MW of SJGS Unit 4 held as merchant plant beginning January 1, 2018 (Note 11)	1.4
Higher property taxes due to increases in utility plant in service and higher assessed values	0.8
Higher employee medical expenses due to unfavorable claims experience	0.7
Higher allocated corporate depreciation, primarily related to computer software	0.5
Lower capitalized administrative and general expenses due to lower construction spending in 2018	0.4
Cost savings realized from the retirement of SJGS Units 2 and 3	(5.2)
2017 training costs associated with new software implementation	(0.8)
Other	0.5
Net Change	$6.7

Three Months Ended March 31, 2018
Change
Depreciation and amortization:	(In millions)

Increased utility plant in service	$2.2
Lower depreciation resulting from the retirement of SJGS Units 2 and 3, partially offset by amortization of the associated regulatory asset (Note 11)	(1.6)
Net Change	$0.6

Other income (deductions):

Lower gains on investment securities in the NDT and coal mine reclamation trusts	$(6.4)
Higher equity AFUDC	0.6
2017 interest income from third-party transmission service provider due to FERC ruling	(1.0)
Lower non-service components of pension and OPEB expense	1.3
Higher interest income and lower trust expenses related to investment securities in the NDT and coal mine reclamation trusts	0.8
Net Change	$(4.7)

Interest charges:

Higher debt AFUDC	$0.4
Other	(0.2)
Net Change	$0.2

Income taxes:

Decrease due to reduction in corporate income tax rate and lower segment earnings before income taxes	$(7.6)
Amortization of excess deferred income taxes, as ordered by the NMPRC in PNM’s NM 2016 Rate Case	(1.2)
Increase due to lower excess tax benefits related to stock compensation awards (Note 8)	0.4
Other	0.3
Net Change	$(8.1)

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

The following table summarizes the operating results for TNMP:

	Three Months Ended March 31,
	2018	2017	Change
	(In millions)
Electric operating revenues	$81.6	$78.6	$3.0
Cost of energy	21.8	21.5	0.3
Utility margin	59.9	57.1	2.8
Operating expenses	25.0	23.8	1.2
Depreciation and amortization	16.4	15.4	1.0
Operating income	18.5	18.0	0.5
Other income (deductions)	1.1	0.7	0.4
Interest charges	(7.7)	(7.4)	(0.3)
Segment earnings before income taxes	11.9	11.3	0.6
Income (taxes)	(2.5)	(3.7)	1.2
Segment earnings	$9.4	$7.6	$1.8

The following table shows total sales, including the impacts of weather, by retail tariff consumer class and average number of consumers:

	Three Months Ended March 31,
			Percentage
	2018	2017	Change
Volumetric load (1) (GWh)
Residential	656.8	577.0	13.8%
Commercial and other	8.0	9.2	(13.0)
Total volumetric load	664.8	586.2	13.4%
Demand-based load (2) (MW)	4,310.2	3,871.7	11.3%
Average retail consumers (thousands) (3)	250.1	246.8	1.3%

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

Operating Results – Three months ended March 31, 2018 compared to 2017

The following table summarizes the significant changes to utility margin:

Three Months Ended March 31, 2018
Change
Utility margin:	(In millions)

Rate relief – Transmission cost of service rate increases in March 2017, September 2017, and March 2018	$1.7
Retail customer usage/load – Weather normalized KWh sales increased 3.8%; the average number of retail consumers increased 1.3%	0.4
Demand based customer usage/load – Higher demand-based revenues for large commercial and industrial retail consumers; billed demand, excluding retail transmission customers, increased 5.4%	0.9
Weather – Colder weather in 2018; heating degree days were 72.2% higher in 2018	1.3
Revenue subject to refund – Amounts deferred as regulatory liability for the impact of the reduction in the federal corporate income tax rate (Note 12)	(1.5)
Net Change	$2.8

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended March 31, 2018
Change
Operating expenses:	(In millions)

Higher employee related expenses	$0.3
Higher outside consulting costs, including vegetation management	0.4
Training costs associated with new software implementation in 2017	(0.2)
Higher costs associated with rate riders, primarily the AMS surcharge	0.4
Higher property taxes due to increased utility plant in service	0.4
Other	(0.1)
Net Change	$1.2

Depreciation and amortization:

Primarily due to increased utility plant in service	$1.0

Other income (deductions):

Higher equity AFUDC	$0.3
Other	0.1
Net Change	$0.4

Interest charges:

Increase due to issuance of $60.0 million of long-term debt in August 2017	$(0.5)
Higher debt AFUDC	0.2
Net Change	$(0.3)

Three Months Ended March 31, 2018
Change
Income taxes:	(In millions)

Decrease due to reduction in corporate income tax rate, partially offset by tax on higher segment earnings	$1.5
Increase due to lower excess tax benefits related to stock compensation awards (Note 8)	(0.2)
Other	(0.1)
Net Change	$1.2

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended March 31,
	2018	2017	Change
	(In millions)
Total revenues	$—	$—	$—
Cost of energy	—	—	—
Utility margin	—	—	—
Operating expenses	(5.0)	(4.7)	(0.3)
Depreciation and amortization	5.7	5.0	0.7
Operating income (loss)	(0.7)	(0.3)	(0.4)
Other income (deductions)	1.7	1.7	—
Interest charges	(4.5)	(3.3)	(1.2)
Segment earnings (loss) before income taxes	(3.5)	(1.9)	(1.6)
Income (taxes) benefit	1.3	0.6	0.7
Segment earnings (loss)	$(2.1)	$(1.3)	$(0.8)

Corporate and Other operating expenses shown above are net of amounts allocated to PNM and TNMP under shared services agreements. The amounts allocated include certain expenses shown as depreciation and amortization and other income (deductions) in the table above. The change in depreciation expense primarily relates to additions to computer software. Substantially all depreciation and amortization expense is offset in operating expenses as a result of allocation of these costs to other business segments.

Operating Results – Three months ended March 31, 2018 compared to 2017

The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Three Months Ended March 31, 2018
Change
Other income (deductions):	(In millions)

Decrease in interest income on the Westmoreland Loan (Note 11)	$(0.4)
Other	0.4
Net Change	$—

Three Months Ended March 31, 2018
Change
Interest charges:	(In millions)

Higher short term borrowings and interest rates	$(0.8)
Issuance of $300.0 million of PNMR 2018 SUNs in March 2018 (Note 9)	(0.8)
Decrease in interest expense on the BTMU Loan Agreement (Note 9)	0.4
Net Change	$(1.2)

Income taxes:

Decrease due to reduction in corporate income tax rate and lower segment earnings before income taxes	$0.1
Impact of phased-in reduction in New Mexico corporate income tax rates	0.1
Impact of difference in effective tax rates used by PNMR and its subsidiaries in the calculation of income taxes in interim periods	0.7
Other	(0.2)
Net Change	$0.7

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the three months ended March 31, 2018 compared to March 31, 2017 are summarized as follows:

	Three Months Ended March 31,
	2018	2017	Change
	(In millions)
Net cash flows from:
Operating activities	$78.9	$131.6	$(52.7)
Investing activities	(119.2)	(106.6)	(12.6)
Financing activities	40.1	(27.2)	67.3
Net change in cash and cash equivalents	$(0.2)	$(2.2)	$2.0

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
Cash Flows from Investing Activities
The changes in PNMR’s cash flows from investing activities relate primarily to changes in utility plant additions. Cash flows from investing activities also include activity related to the Westmoreland Loan and NMRD. Major components of PNMR’s cash inflows and (outflows) from investing activities are shown below:

	Three Months Ended March 31,
	2018	2017	Change
Cash (Outflows) for Utility Plant Additions	(In millions)
PNM:
Generation	$(18.0)	$(16.4)	$(1.6)
Transmission and distribution	(33.0)	(34.3)	1.3
Four Corners SCRs	(3.8)	(8.2)	4.4
Nuclear fuel	(6.9)	(6.9)	—
	(61.7)	(65.8)	4.1

TNMP:
Transmission	(23.2)	(22.5)	(0.7)
Distribution	(26.8)	(12.8)	(14.0)
AMS	—	(1.0)	1.0
	(50.0)	(36.3)	(13.7)

Corporate and Other:
Computer hardware and software	(6.0)	(10.1)	4.1
PNMR Development utility plant additions	—	(2.6)	2.6
	(6.0)	(12.7)	6.7
	$(117.7)	$(114.8)	$(2.9)

Cash Inflows on the Westmoreland Loan
Principal payments	$5.6	$9.6	$(4.0)

Cash Inflows (Outflows) Related to NMRD
Investments in NMRD	$(5.0)	$—	$(5.0)

Cash Flow from Financing Activities
The changes in PNMR’s cash flows from financing activities include:

•	Short-term borrowings decreased $66.7 million in 2018 compared to an increase of $16.0 million in 2017, resulting in a net decrease in cash flows from financing activities of $82.7 million

•	In 2018, PNMR issued $300.0 million aggregate principle amount of 3.250% Senior Unsecured Notes utilizing the proceeds to repay the $150.0 million PNMR 2015 Term Loan Agreement

•	In accordance with the BTMU Term Loan Agreement, NM Capital made principal payments of $5.0 million in 2018 compared to $9.4 million in 2017

Financing Activities

See Note 6 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K and Note 9 for additional information concerning the Company’s financing activities. PNM must obtain NMPRC approval for any financing transaction having a maturity of more than 18 months. In addition, PNM files its annual short-term financing plan with the NMPRC. The Company’s ability to access the credit and capital markets at a reasonable cost is largely dependent upon its:

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

As discussed in Note 11, NM Capital, a wholly-owned subsidiary of PNMR, entered into the $125.0 million BTMU Term Loan Agreement with BTMU, as lender and administrative agent. The BTMU Term Loan Agreement has a maturity of February 1, 2021 and bears interest at a rate based on LIBOR plus a customary spread, which aggregated 4.41% at March 31, 2018. The principal balance outstanding under the BTMU Term Loan Agreement was $45.1 million at March 31, 2018. PNMR, as parent company of NM Capital, has guaranteed NM Capital’s obligations to BTMU. NM Capital utilized the proceeds of the BTMU Term Loan Agreement to provide funding for the $125.0 million Westmoreland Loan to a ring-fenced, bankruptcy-remote, special-purpose entity, which is a subsidiary of Westmoreland, to finance Westmoreland’s purchase of SJCC. The principal balance outstanding under the Westmoreland Loan was $51.0 million at March 31, 2018. On March 28, 2018, NM Capital executed an extension and waiver agreement with WSJ, which waived a technical event of default by WSJ under the Westmoreland Loan. This waiver relates solely to the required delivery of the financial statements of WSJ’s parent company and expires on the earlier of May 1, 2019 or the occurrence of any other event of default. See Note 6.

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

On March 9, 2018, PNMR issued $300.0 million aggregate principal amount of 3.250% Senior Unsecured Notes (the “PNMR 2018 SUNs”), which mature on March 9, 2021. The proceeds from the offering were used to repay the $150.0 million PNMR 2015 Term Loan Agreement and to reduce borrowings under the PNMR Revolving Credit Facility.

On February 26, 2018, PNMR Development entered into a $24.5 million revolving credit facility with Wells Fargo Bank, National Association, as lender. The facility allows PNMR Development to borrow on a revolving credit basis and also provides for the issuance of letters of credit. The facility expires on February 25, 2019. The facility bears interest at a variable rate and contains terms similar to the PNMR Revolving Credit Facility. PNMR has guaranteed the obligations of PNMR Development under the facility. PNMR Development uses the facility to finance its participation in NMRD and other activities.

At March 31, 2018, variable interest rates were 2.64% for the $100.0 million PNMR 2016 Two-Year Term Loan and 2.61% for the $200.0 million PNM 2017 Term Loan Agreement.

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

Capital Requirements

PNMR’s total capital requirements consist of construction expenditures and cash dividend requirements for PNMR common stock and PNM preferred stock. Key activities in PNMR’s current construction program include:

•	Upgrading generation resources, including expenditures for compliance with environmental requirements and for renewable energy resources

•	Expanding the electric transmission and distribution systems

•	Purchasing nuclear fuel

Projected capital requirements, including amounts expended through March 31, 2018, are:

	2018	2019-2022	Total
	(In millions)
Construction expenditures	$500.8	$2,210.8	$2,711.6
Dividends on PNMR common stock	84.4	337.7	422.1
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$585.7	$2,550.6	$3,136.3
The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include environmental upgrades of $7.9 million at Four Corners, $72.9 million for 50 MW of new solar facilities included in PNM’s 2018 renewable energy procurement plan, approximately $170 million in 2018-2020 for an anticipated expansion of PNM’s transmission system, and approximately $100 million in 2021 and $300 million in 2022 for the costs of replacement resources related to the potential shutdown of SJGS Units 1 and 4 in 2022. Expenditures for the expansion of PNM’s transmission system and SJGS replacement resources are subject to obtaining necessary approvals of the NMPRC. PNM will be required to file CCN applications with the NMPRC to obtain those approvals. Expenditures for environmental upgrades are estimated to be $7.9 million in 2018. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to be able to pay dividends to PNMR. Note 5 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K describes regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.
During the three months ended March 31, 2018, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and the borrowings discussed in Financing Activities above.

In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt and term loans that must be paid or refinanced at maturity. The $100.0 million PNMR 2016 One-Year Term Loan (as extended) matures on December 14, 2018, the $100.0 million PNMR 2016 Two-Year Term Loan matures on December 21, 2018, and the $200.0 million PNM 2017 Term Loan matures on January 18, 2019. Also, $350.0 million of PNM Senior Unsecured Notes mature on May 15, 2018 and $100.0 million of PNM Senior Unsecured Notes mature on August 1, 2018. As described above, PNM entered into the PNM 2017 Senior Unsecured Note Agreement on July 28, 2017. Proceeds from the $450.0 million of the PNM 2018 SUNs to be issued under that agreement will be used to repay the senior unsecured notes that mature on May 15, 2018 and August 1, 2018. The BTMU Term Loan Agreement requires that NM Capital utilize all amounts, less taxes and fees, it receives under the Westmoreland Loan to repay the BTMU Term Loan Agreement. Based on scheduled payments on the Westmoreland Loan, NM Capital estimates it will make principal payments of $10.0 million on the BTMU Term Loan Agreement in the twelve months ended March 31, 2019. TNMP has $172.3 million of first mortgage bonds that are due in April 2019 and the $24.5 million PNMR Development revolving credit facility expires in February 2019. Note 6 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K contains additional information about the maturities of long-term debt. PNMR and PNM anticipate that funds to repay these long-term debt maturities and term loans will come from entering into new arrangements similar to the existing agreements, borrowing under their revolving credit facilities, issuance of new long-term debt in the public or private capital markets, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.
Liquidity
PNMR’s liquidity arrangements include the PNMR Revolving Credit Facility, the PNM Revolving Credit Facility, and the TNMP Revolving Credit Facility. The PNMR and PNM facilities have capacities of $300.0 million and $400.0 million through October 2020 and $290.0 million and $360.0 million from November 2020 through October 2022. The $75.0 million TNMP Revolving Credit Facility matures in September 2022. PNM also has the $40.0 million PNM 2017 New Mexico Credit Facility, which expires in December 2022. PNMR Development has a $24.5 million revolving credit facility that expires in February 2019. The Company believes the terms and conditions of these facilities are consistent with those of other investment grade revolving credit facilities in the utility industry.  The Company expects that it will be able to extend or replace these credit facilities under similar terms and conditions prior to their expirations.
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

	Three Months Ended March 31, 2018
Range of Borrowings	Low	High
	(In millions)
PNM:
PNM Revolving Credit Facility	$—	$64.2
PNM 2017 New Mexico Credit Facility	—	20.0
TNMP Revolving Credit Facility	—	24.4
PNMR Revolving Credit Facility	29.1	210.0
PNMR Development Revolving Credit Facility	—	21.5
At March 31, 2018, the average interest rate was 3.05% for the PNMR Revolving Credit Facility, 2.63% for the PNMR 2016 One-Year Term Loan (as extended), 2.54% for the TNMP Revolving Credit Facility, and 2.72% for the PNMR Development revolving credit facility. There were no borrowings outstanding under the PNM Revolving Credit Facility or the PNM 2017 New Mexico Credit Facility at March 31, 2018.
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
Information concerning the credit ratings for PNMR, PNM, and TNMP was set forth under the heading Liquidity in the MD&A contained in the 2017 Annual Reports on Form 10-K. As of April 23, 2018, ratings on the Company’s securities were as follows:

	PNMR	PNM	TNMP
S&P
Corporate rating	BBB+	BBB+	BBB+
Senior secured debt	*	*	A
Senior unsecured debt	BBB	BBB+	*
Preferred stock	*	BBB-	*
Moody’s
Issuer rating	Baa3	Baa2	A3
Senior secured debt	*	*	A1
Senior unsecured debt	Baa3	Baa2	*
* Not applicable

Currently, all of the credit ratings issued by both Moody’s and S&P on the Company’s debt are investment grade. On January 16, 2018, S&P changed the outlook for PNMR, PNM, and TNMP from stable to negative while affirming the ratings above for all entities. The ultimate outcomes from PNM’s NM 2015 Rate Case and NM 2016 Rate Case, including the pending appeals before the NM Supreme Court, as discussed in Note 12, could affect both the outlook and credit ratings. Investors are cautioned that a security rating is not a recommendation to buy, sell, or hold securities, that each rating is subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

A summary of liquidity arrangements as of April 23, 2018 is as follows:

	PNM	TNMP	PNMR Separate	PNMR Development	Consolidated
	(In millions)
Financing capacity:
Revolving credit facility	$400.0	$75.0	$300.0	$24.5	$799.5
PNM 2017 New Mexico Credit Facility	40.0	—	—	—	40.0
Total financing capacity	$440.0	$75.0	$300.0	$24.5	$839.5

Amounts outstanding as of April 23, 2018:
Revolving credit facility	$—	$40.4	$96.2	$24.5	$161.1
PNM New Mexico Credit Facility	—	—	—	—	—
Letters of credit	2.5	0.1	6.4	—	9.0
Total short-term debt and letters of credit	2.5	40.5	102.6	24.5	170.1

Remaining availability as of April 23, 2018	$437.5	$34.5	$197.4	$—	$669.4
Invested cash as of April 23, 2018	$8.6	$—	$0.9	$—	$9.5
In addition to the above, PNMR had $30.3 million of letters of credit outstanding under the JPM LOC Facility. The above table excludes intercompany debt. On April 9, 2018, PNMR Development deposited $68.2 million with PNM related to transmission network interconnection studies. PNM used the deposit to repay intercompany borrowings. As of April 23, 2018, PNM and TNMP had no intercompany borrowings from PNMR. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.

For offerings of debt or equity securities registered with the SEC, PNMR has a shelf registration statement expiring in March 2021. This shelf registration statement has unlimited availability and can be amended to include additional securities, subject to certain restrictions and limitations. PNMR can also offer new shares of common stock through the PNM Resources Direct Plan under a SEC shelf registration statement that expires in August 2018. PNM has a shelf registration statement for up to $475.0 million of Senior Unsecured Notes that expires in May 2020.
Off-Balance Sheet Arrangements
PNMR’s off-balance sheet arrangements include PNM’s operating leases for portions of PVNGS Units 1 and 2. These arrangements help ensure PNM the availability of lower-cost generation needed to serve customers. See MD&A – Off-Balance Sheet Arrangements and Notes 7 and 9 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K, as well as Note 13.
Commitments and Contractual Obligations
PNMR, PNM, and TNMP have contractual obligations for long-term debt, operating leases, construction expenditures, purchase obligations, and certain other long-term obligations. See MD&A – Commitments and Contractual Obligations in the 2017 Annual Reports on Form 10-K.

Contingent Provisions of Certain Obligations
As discussed in the 2017 Annual Reports on Form 10-K, PNMR, PNM, and TNMP have a number of debt obligations and other contractual commitments that contain contingent provisions. Some of these, if triggered, could affect the liquidity of the Company. In the unlikely event that the contingent requirements were to be triggered, PNMR, PNM, or TNMP could be required to provide security, immediately pay outstanding obligations, or be prevented from drawing on unused capacity under certain credit agreements. The contingent provisions also include contractual increases in the interest rate charged on certain of the Company’s short-term debt obligations in the event of a downgrade in credit ratings. The Company believes its financing arrangements are sufficient to meet the requirements of the contingent provisions. No conditions have occurred that would result in any of the above contingent provisions being implemented.

Capital Structure
The capitalization tables below include the current maturities of long-term debt, but do not include short-term debt and do not include operating lease obligations as debt.

	March 31, 2018	December 31, 2017
PNMR
PNMR common equity	39.4%	40.9%
Preferred stock of subsidiary	0.3%	0.3%
Long-term debt	60.3%	58.8%
Total capitalization	100.0%	100.0%

PNM
PNM common equity	46.1%	46.0%
Preferred stock	0.4%	0.4%
Long-term debt	53.5%	53.6%
Total capitalization	100.0%	100.0%

TNMP
Common equity	57.2%	56.9%
Long-term debt	42.8%	43.1%
Total capitalization	100.0%	100.0%

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

Greenhouse Gas Emissions (“GHG”) Exposures

In 2017, GHG associated with PNM’s interests in its fossil-fueled generating plants included approximately 6.9 million metric tons of CO2, which comprises the vast majority of PNM’s GHG.  By comparison, the total GHG in the United States in 2016, the latest year for which EPA has published final data, were approximately 6.5 billion metric tons (in CO2 equivalents), of which approximately 5.3 billion metric tons were CO2.

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

PNM has several programs underway to reduce or offset GHG from its generation resource portfolio, thereby reducing its exposure to climate change regulation. See Note 12. As described in Note 11, PNM received approval for the December 31, 2017 shutdown of SJGS Units 2 and 3 as part of its strategy to address the regional haze requirements of the CAA. The shutdown of SJGS Units 2 and 3 is expected to result in a reduction of GHG for the entire station of approximately 50%, including an overall reduction of approximately 40% of GHG from the Company’s owned interests. In addition, as discussed in Note 12, PNM’s 2017 IRP indicates exiting ownership in the remaining SJGS units in 2022 and Four Corners in 2031 would provide long-term cost savings to its customers and would further reduce PNM’s GHG. PNM owns utility-scale solar generation with a total generation capacity of 107 MW. Since 2003, PNM has purchased the entire output of New Mexico Wind, which has an aggregate capacity of 204 MW, and, since January 2015, has purchased the full output of Red Mesa Wind, which has an aggregate capacity of 102 MW. PNM has a 20-year PPA for the output of Lightning Dock Geothermal, which began providing power to PNM in January 2014. The current capacity of the geothermal facility is 4 MW. On November 15, 2017 the NMPRC approved PNM’s 2018 renewable energy procurement plan (Note 12). As a result, PNM will acquire an additional 80 GWh in 2019 and 105 GWh in 2020 from a re-powering of New Mexico Wind; an additional 55 GWh in 2019 and 77 GWh in 2020 from a re-powering of Lightning Dock Geothermal; and PNM will construct 50 MW of new solar facilities in 2018. Additionally, PNM has a customer distributed solar generation program that represented 86.2 MW at March 31, 2018. PNM’s distributed solar programs will reduce PNM’s annual production from fossil-fueled electricity generation by about 200 GWh. PNM has offered its customers a comprehensive portfolio of energy efficiency and load management programs since 2007, with a budget of $23.6 million for the 2018 program year. PNM’s annual savings from these programs were approximately 622 GWh of electricity in 2017. Over the next 20 years, PNM projects energy efficiency and load management programs will provide the equivalent of approximately 8,000 GWh of electricity, which will avoid at least 4.3 million metric tons of CO2 based upon projected emissions from PNM’s system-wide resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in demand for electricity, and complex relationships between those variables.

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

Multiple states, utilities, and trade groups filed petitions for review in the DC Circuit to challenge both the Carbon Pollution Standards for new sources and the Clean Power Plan for existing sources. Numerous parties also simultaneously filed motions to stay the Clean Power Plan during the litigation. The DC Circuit refused to stay the rule, but 29 states and state agencies successfully petitioned the US Supreme Court for a stay, which was granted on February 9, 2016. As a result, the Clean Power Plan is not in effect and neither states nor sources are obliged to comply with its requirements. With the US Supreme Court stay in place, the DC Circuit heard oral arguments on the merits of the Clean Power Plan on September 27, 2016 in front of a 10-judge en banc panel. However, before the DC Circuit could issue an opinion, President Trump took office and his administration asked the court to hold the case in abeyance while the rule is re-evaluated, which the court granted.

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

Most notably, the order directs EPA to immediately review and, if appropriate and consistent with law, suspend, revise, or rescind (1) the Carbon Pollution Standards for new, reconstructed or modified electric utilities, (2) the Clean Power Plan, (3) the Proposed Clean Power Plan Model Trading Rules, and (4) the Legal Memorandum supporting the Clean Power Plan. In response, the EPA signed a NOPR to repeal the Clean Power Plan on October 10, 2017. The notice proposes a legal interpretation concluding that the Clean Power Plan exceeds EPA’s statutory authority. EPA accepted comments on that proposed interpretation through April 26, 2018. Any final rule will likely be subject to judicial review. EPA indicated it has not determined whether it will promulgate a new rule under section 111(d) or what form a new rule would take, but it did seek comment on that question in a separate advanced notice of proposed rulemaking published December 28, 2017. Comments were due by February 26, 2018.

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

State and Regional Activity

Pursuant to New Mexico law, each utility must submit an IRP to the NMPRC every three years to evaluate renewable energy, energy efficiency, load management, distributed generation, and conventional supply-side resources on a consistent and comparable basis.  The IRP is required to take into consideration risk and uncertainty of fuel supply, price volatility, and costs of anticipated environmental regulations when evaluating resource options to meet supply needs of the utility’s customers.  The NMPRC requires that New Mexico utilities factor a standardized cost of carbon emissions into their IRPs using prices ranging between $8 and $40 per metric ton of CO2 emitted and escalating these costs by 2.5% per year.  Under the NMPRC order, each utility must analyze these standardized prices as projected operating costs.  Reflecting the developing nature of this issue, the NMPRC order states that these prices may be changed in the future to account for additional information or changed circumstances.  Although these prices may not reflect the costs that ultimately will be incurred, PNM is required to use these prices for purposes of its IRP.  As discussed in Note 12, in its 2017 IRP, PNM analyzed resource portfolio plans for scenarios that assumed SJGS will operate beyond the end of the current coal supply agreement that runs through June 30, 2022 and for scenarios that assumed SJGS will cease operations by the end of 2022. The key findings of the 2017 IRP include that exiting SJGS in 2022 would provide long-term cost benefits to PNM’s customers and that PNM exiting its ownership interest in Four Corners in 2031 would also save customers money. The materials presented in the IRP process are available at www.pnm.com\irp.

On August 30, 2017, Western Resource Advocates provided the NMPRC with a presentation on a proposed rulemaking for the adoption of a clean energy standard in New Mexico and a suggestion that the NMPRC issue a NOPR. The NMAG’s office and Prosperity Works joined in the petition. The proposed clean energy standard, if adopted, would require utilities to reduce carbon emissions by four percent per year for the next 20 years. The NMPRC has convened a series of workshops to develop a clean energy standard rule that could be proposed for a future rulemaking proceeding. The major topic areas discussed at the workshops are: jurisdictional and other legal issues; selection of the timeframe for the emissions baseline year to be used, unspecified power, and electric vehicle credits; and cost responsibilities, benefits, reasonable cost threshold, impact on rates, compliance issues, reliability impacts, and unintended consequences. Workshops are scheduled to continue in 2018.

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

On December 12, 2015, the Paris Agreement was finalized during the 2015 COP. The agreement, which was agreed to by more than 190 nations, requires that countries submit Nationally Determined Contributions (“NDCs”). NDCs reflect national targets and actions that arise out of national policies and elements relating to oversight, guidance and coordination of actions to reduce emissions by all countries. In November 2014, then President Obama announced the United States’ commitment to reduce GHG, on an economy-wide basis, by 26%-28% from 2005 levels by the year 2025. The United States NDC is part of an overall effort by the former administration to have the United States achieve economy-wide reductions of around 80% by 2050.  The former administration’s GHG reduction target for the electric utility industry is a key element of its NDC and is based on EPA’s final GHG regulations for new, existing, and modified and reconstructed sources. The United States was one of 189 nations that offered intended NDCs.  Thresholds for the number of countries necessary to ratify or accede to the Paris Agreement and total global GHG percentage were achieved on October 5, 2016 and the Paris Agreement entered into force on November 4, 2016.  To date, 175 countries have ratified the Paris Agreement.  On June 1, 2017, President Trump announced that the United States would withdraw from the Paris Agreement. In his public statement, he indicated that the United States would “begin negotiations to reenter either the Paris Accord or a .... new transaction on terms that are fair to the United States, its businesses, its workers, its people, its taxpayers.” To date there have been no specific details as to how this will be accomplished.

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

Other Matters

See Notes 11 and 12 herein and Notes 16 and 17 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K for a discussion of commitments and contingencies and rate and regulatory matters. See Note 1 for a discussion of accounting pronouncements that have been issued, but are not yet effective and have not been adopted by the Company.

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

As of March 31, 2018, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s 2017 Annual Reports on Forms 10-K. The policies disclosed included unbilled revenues, regulatory accounting, impairments, decommissioning and reclamation costs, pension and other postretirement benefits, accounting for contingencies, and income taxes.

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

Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM, and TNMP caution readers not to place undue reliance on these statements. PNMR’s, PNM’s, and TNMP’s business, financial condition, cash flows, and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors include:

•
The ability of PNM and TNMP to recover costs and earn allowed returns in regulated jurisdictions, including the impacts of the NMPRC orders in PNM’s NM 2015 Rate Case and NM 2016 Rate Case, appeals of those orders, the deferral of the issue of PNM’s prudence of continuation of participation in Four Corners to PNM’s next rate case and recovery of PNM’s investments in that plant, and any actions resulting from PNM’s 2017 IRP and the impact on service levels for PNM customers if the ultimate outcomes do not provide for the recovery of costs of operating and capital expenditures, as well as other impacts of federal or state regulatory and judicial actions

•
The ability of the Company to successfully forecast and manage its operating and capital expenditures, including aligning expenditures with the revenue levels resulting from the ultimate outcomes in PNM’s NM 2015 Rate Case and NM 2016 Rate Case, including appeals, and TNMP’s rate case anticipated to be filed in May 2018 and supporting forecasts utilized in future test year rate proceedings

•
The impacts on the electricity usage of customers and consumers due to performance of state, regional, and national economies, energy efficiency measures, weather, seasonality, alternative sources of power, and other changes in supply and demand

•
Uncertainty surrounding the status of PNM’s participation in jointly-owned generation projects, including the 2022 scheduled expiration of the operational and fuel supply agreements for SJGS, as well as the 2018 required NMPRC filing to determine the extent to which SJGS should continue serving PNM’s retail customers beyond mid-2022 and any actions resulting from PNM’s 2017 IRP, including regulatory recovery of undepreciated investments in the event the NMPRC orders generating facilities to be retired before currently scheduled

•
Uncertainty regarding the requirements and related costs of decommissioning power plants and reclamation of coal mines supplying certain power plants, as well as the ability to recover those costs from customers, including the potential impacts of the order in the NM 2015 Rate Case and NM 2016 Rate Case, appeals of those orders, and PNM’s 2017 IRP

•
Uncertainty regarding what actions PNM may take with respect to the generating capacity in PVNGS Units 1 and 2, which is under lease, at the expiration of the lease terms in 2023 and 2024, as well as the related treatment of the NMPRC for ratemaking purposes

•
The Company’s ability to access the financial markets in order to provide financing to repay or refinance debt as it comes due, as well as for ongoing operations and construction expenditures, including disruptions in the capital or credit markets, actions by ratings agencies, and fluctuations in interest rates, including any negative impacts that could result from the ultimate outcome in PNM’s NM 2015 Rate Case and NM 2016 Rate Case, including appeals

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

Any material changes to risk factors occurring after the filing of PNMR’s, PNM’s, and TNMP’s 2017 Annual Reports on Form 10-K are disclosed in Item 1A, Risk Factors, in Part II of this Form 10-Q.

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
Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 7, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2018 and the year ended December 31, 2017, the Company had no commodity derivative instruments designated as cash flow hedging instruments.
Commodity contracts, other than those that do not meet the definition of a derivative under GAAP, are recorded at fair value on the Condensed Consolidated Balance Sheets. The following table details the changes in the net asset or liability balance sheet position for mark-to-market energy transactions.

	Three Months Ended
	March 31,
	2018	2017
Economic Hedges	(In thousands)
Sources of fair value gain (loss):
Net fair value at beginning of period	$(94)	$2,885
Amount realized on contracts delivered during period	26	(2,007)
Changes in fair value	2	3,352
Net mark-to-market change recorded in earnings	28	1,345
Net change recorded as regulatory assets and liabilities	(175)	(4)
Net fair value at end of period	$(241)	$4,226
All of the fair values as of March 31, 2018 were determined based on prices provided by external sources other than actively quoted market prices. All of the mark-to-market amounts will settle in 2018.

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

Prior to 2018, PNM measured the market risk of its wholesale activities not covered by the FPPAC using a Monte Carlo VaR simulation model to report the possible loss in value from price movements. In January 2018, PNM’s interest in PVNGS Unit 3 became a jurisdictional resource to serve New Mexico Customers and PNM began selling 36 MW of its 65 MW merchant interest in SJGS Unit 4 to a third party at a fixed price. These events significantly reduced PNM’s exposure to commodity risk and, beginning in February 2018, the Company no longer uses VaR as a risk metric. VaR limits were not exceeded during the year ended December 31, 2017.

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
Schedule of Credit Risk Exposure
March 31, 2018

Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$3,141	1	$1,281
Non-investment grade	273	—	—
Split ratings	130	—	—
Internal ratings:
Investment grade	46	—	—
Non-investment grade	769	1	648
Total	$4,359		$1,929

(1)
The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)
The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than firm-requirements wholesale customers and the Tri-State hazard sharing agreement), forward sales, and short-term sales. The gross exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements, but are not reduced by posted credit collateral. At March 31, 2018, PNMR held $0.9 million of cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of March 31, 2018 was $1.3 million.

As discussed in Note 11, PNMR’s subsidiary, NM Capital, entered into the Westmoreland Loan to facilitate the acquisition of SJCC by WSJ, a subsidiary of Westmoreland, and PNMR has arranged for letters of credit to be issued to support the coal mining operations of SJCC. PNMR is exposed to credit risk under these arrangements in the event of default by WSJ. As of April 23, 2018, remaining required principal payments under the Westmoreland Loan are $2.7 million in 2018, $8.6 million in 2019, $23.3 million in 2020, and $16.4 million in 2021. As of April 23, 2018, $2.7 million was held in a SJCC restricted bank account that will be used solely to make the May 1, 2018 scheduled principal payment of $0.9 million and interest of $1.8 million on the Westmoreland Loan. In addition, the Westmoreland Loan requires that all cash flows of WSJ, in excess of normal operating expenses, capital additions, and operating reserves, be utilized for principal and interest payments under the loan until it is fully repaid. The Westmoreland Loan is secured by the assets of and the equity interests in SJCC. In the event of a default by WSJ, NM Capital would have the ability to foreclose on the equity of WSJ or the assets used in the mining operations, the value of which PNMR believes approximates the amount outstanding under the Westmoreland Loan.  Furthermore, PNMR considers the possibility of loss under the letters of credit to be remote. Accordingly, PNMR does not consider its credit risk under these arrangements to be material. See Note 6.

Other investments have no significant counterparty credit risk.

Interest Rate Risk

The majority of the Company’s long-term debt is fixed-rate debt and does not expose earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of PNMR’s consolidated long-term debt instruments would increase by 1.6%, or $42.6 million if interest rates were to decline by 50 basis points from their levels at March 31, 2018. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity. At April 23, 2018, PNMR, PNM, TNMP, and PNMR Development had short-term debt outstanding of $96.2 million, none, $40.4 million, and $24.5 million under their revolving credit facilities, which allow for a maximum aggregate borrowing capacity of $300.0 million for PNMR, $400.0 million for PNM, $75.0 million for TNMP, and $24.5 million for PNMR Development. PNM had no borrowings under the $40.0 million PNM 2017 New Mexico Credit Facility at April 23, 2018. The revolving credit facilities, the PNM 2017 New Mexico Credit Facility, the $100.0 million PNMR 2016 One-Year Term Loan Agreement (as extended), the $100.0 million PNMR 2016 Two-Year Term Loan Agreement, the $200.0 million PNM 2017 Term Loan Agreement, and the $125.0 million BTMU Term Loan Agreement bear interest at variable rates. On April 23, 2018, interest rates on borrowings averaged 3.15% for the PNMR Revolving Credit Facility, 4.64% for the BTMU Term Loan Agreement, 2.70% for the PNMR 2016 One-Year Term Loan Agreement, 2.68% for the PNMR 2016 Two-Year Term Loan Agreement, 2.61% for the PNM 2017 Term Loan Agreement, 2.64% for the TNMP Revolving Credit Facility, and 2.90% for the PNMR Development Revolving Credit Facility. The Company is exposed to interest rate risk to the extent of future increases in variable interest rates. However, as discussed in Note 9, PNMR has entered into hedging arrangements to effectively establish fixed interest rates on $150.0 million of variable rate debt.

The investments held by PNM in trusts for decommissioning and reclamation had an estimated fair value of $324.0 million at March 31, 2018, of which 56.9% were fixed-rate debt securities that subject PNM to risk of loss of fair value with increases in market interest rates. If interest rates were to increase by 50 basis points from their levels at March 31, 2018, the decrease in the fair value of the fixed-rate securities would be 3.0%, or $5.5 million.

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

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation include certain equity securities at March 31, 2018. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 36.1% of the securities held by the trusts as of March 31, 2018. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $11.7 million.

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

Changes in internal controls over financial reporting

There have been no changes in each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Notes 11 and 12 for information related to the following matters, for PNMR, PNM, and TNMP, incorporated in this item by reference.
Note 11

•	The Clean Air Act – Regional Haze – SJGS

•	The Clean Air Act – Regional Haze – Four Corners – Four Corners Federal Agency Lawsuit

•	Navajo Nation Environmental Issues

•	Santa Fe Generating Station

•	Coal Supply – Four Corners – Four Corners Coal Supply Arbitration

•	Continuous Highwall Mining Royalty Rate

•	PVNGS Water Supply Litigation

•	San Juan River Adjudication

•	Rights-of-Way Matter

•	Navajo Nations Allottee Matters

•	Sales Tax Audits
Note 12

•	PNM – New Mexico General Rate Cases

•	PNM – Renewable Portfolio Standard

•	PNM – Energy Efficiency and Load Management

•	PNM – FPPAC Continuation Application

•	PNM – Integrated Resource Plans

•	PNM – San Juan Generating Station Unit 1 Outage

•	TNMP – Order Related to Changes in Federal Income Tax Rates

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in PNMR’s, PNM’s, and TNMP’s Annual Reports on Form 10-K for the year ended December 31, 2017.

ITEM 6. EXHIBITS

3.1	PNMR	Articles of Incorporation of PNMR, as amended to date (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed November 21, 2008)

3.2	PNM	Restated Articles of Incorporation of PNM, as amended through May 31, 2002 (incorporated by reference to Exhibit 3.1.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

3.3	TNMP	Articles of Incorporation of TNMP, as amended through July 7, 2005 (incorporated by reference to Exhibit 3.1.2 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

3.4	PNMR	Bylaws of PNMR, with all amendments to and including October 24, 2017 (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed October 25, 2017)

3.5	PNM	Bylaws of PNM, with all amendments to and including May 31, 2002 (incorporated by reference to Exhibit 3.1.2 to PNM’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002)

3.6	TNMP	Bylaws of TNMP, with all amendments to and including June 18, 2013 (incorporated by reference to Exhibit 3.6 to TNMP’s Current Report on Form 8-K filed June 20, 2013)

10.1	PNMR	2018 Officer Annual Incentive Plan dated March 28, 2018

10.2	PNMR	2018 Long-Term Incentive Plan dated March 28, 2018

10.3	PNMR	Third Amendment to PNMR Executive Spending Account Plan effective February 22, 2018 (changing the name of the plan to Executive Choice Account Plan)

12.1	PNMR	Ratio of Earnings to Fixed Charges

12.2	PNM	Ratio of Earnings to Fixed Charges

12.3	TNMP	Ratio of Earnings to Fixed Charges

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNM	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	TNMP	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	PNMR, PNM, and TNMP	XBRL Instance Document

101.SCH	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Schema Document

101.CAL	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	April 30, 2018	/s/ Joseph D. Tarry
Joseph D. Tarry
Vice President, Finance and Controller
(Officer duly authorized to sign this report)