Form 10-Q
period 2018-06-30
PNM RESOURCES INC; PUBLIC SERVICE CO OF NEW MEXICO; TEXAS NEW MEXICO POWER CO
filed 2018-07-31
CIK 1108426, 81023, 22767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 25, 2018, 79,653,624 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM outstanding as of July 25, 2018 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP outstanding as of July 25, 2018 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
2014 IRP	PNM’s 2014 IRP
2017 IRP	PNM’s 2017 IRP
ABCWUA	Albuquerque Bernalillo County Water Utility Authority
AEP OnSite Partners	AEP OnSite Partners, LLC, a subsidiary of American Electric Power, Inc.
Afton	Afton Generating Station
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ARP	Alternative Revenue Program
ASU	Accounting Standards Update
August 2016 RD	Recommended Decision in PNM’s NM 2015 Rate Case issued by the Hearing Examiner on August 4, 2016
BART	Best Available Retrofit Technology
BDT	Balanced Draft Technology
Board	Board of Directors of PNMR
BTMU	MUFG Bank Ltd., formerly The Bank of Tokyo-Mitsubishi UFJ, Ltd.
BTMU Term Loan Agreement	NM Capital’s $125.0 Million Unsecured Term Loan
CAA	Clean Air Act
CCB	Coal Combustion Byproducts
CCN	Certificate of Convenience and Necessity
CO2	Carbon Dioxide
CSA	Coal Supply Agreement
CTC	Competition Transition Charge
DC Circuit	United States Court of Appeals for the District of Columbia Circuit
DOE	United States Department of Energy
DOI	United States Department of Interior
EGU	Electric Generating Unit
EIS	Environmental Impact Study
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESA	Endangered Species Act
Exchange Act	Securities Exchange Act of 1934
Farmington	The City of Farmington, New Mexico
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
Four Corners	Four Corners Power Plant
Four Corners CSA	Four Corners Power Plant Coal Supply Agreement
FPPAC	Fuel and Purchased Power Adjustment Clause
FTY	Future Test Year
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ISFSI	Independent Spent Fuel Storage Installation
KW	Kilowatt
KWh	Kilowatt Hour
La Luz	La Luz Generating Station

LIBOR	London Interbank Offered Rate
Lightning Dock Geothermal	Lightning Dock geothermal power facility, also known as the Dale Burgett Geothermal Plant
Lordsburg	Lordsburg Generating Station
Los Alamos	The Incorporated County of Los Alamos, New Mexico
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBTU	Million British Thermal Units
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, Navajo Nation Safe Drinking Water Act, and Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
NEC	Navopache Electric Cooperative, Inc.
NEE	New Energy Economy
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
New Mexico Wind	New Mexico Wind Energy Center
NM 2015 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on August 27, 2015
NM 2016 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on December 7, 2016
NM Capital	NM Capital Utility Corporation, an unregulated wholly-owned subsidiary of PNMR
NM District Court	United States District Court for the District of New Mexico
NM Supreme Court	New Mexico Supreme Court
NMAG	New Mexico Attorney General
NMED	New Mexico Environment Department
NMIEC	New Mexico Industrial Energy Consumers Inc.
NMMMD	The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department
NMPRC	New Mexico Public Regulation Commission
NMRD	NM Renewable Development, LLC, owned 50% each by PNMR Development and AEP OnSite Partners, LLC
NO2	Nitrogen Dioxide
NOx	Nitrogen Oxide
NOPR	Notice of Proposed Rulemaking
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
NTEC	Navajo Transitional Energy Company, LLC, an entity owned by the Navajo Nation
OCI	Other Comprehensive Income
OPEB	Other Post-Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
PCRBs	Pollution Control Revenue Bonds
PNM	Public Service Company of New Mexico and Subsidiaries
PNM 2016 Term Loan Agreement	PNM’s $175.0 Million Unsecured Term Loan
PNM 2017 New Mexico Credit Facility	PNM’s $40.0 Million Unsecured Revolving Credit Facility
PNM 2017 Senior Unsecured Note Agreement	PNM’s Agreement for the sale of Senior Unsecured Notes, aggregating $450.0 million
PNM 2017 Term Loan Agreement	PNM’s $200.0 Million Unsecured Term Loan

PNM 2018 SUNs	PNM’s Senior Unsecured Notes to be issued under the PNM 2017 Senior Unsecured Note Agreement
PNM Revolving Credit Facility	PNM’s $400.0 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR 2015 Term Loan Agreement	PNMR’s $150.0 Million Three-Year Unsecured Term Loan
PNMR 2016 One-Year Term Loan	PNMR’s $100.0 Million One-Year Unsecured Term Loan
PNMR 2016 Two-Year Term Loan	PNMR’s $100.0 Million Two-Year Unsecured Term Loan
PNMR 2018 SUNs	PNMR’s $300.0 Million Aggregate Principal Amount of Senior Unsecured Notes due 2021
PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of PNMR
PNMR Development Revolving Credit Facility	PNMR Development’s $24.5 Million Unsecured Revolving Credit Facility
PNMR Revolving Credit Facility	PNMR’s $300.0 Million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
RCRA	Resource Conservation and Recovery Act
RCT	Reasonable Cost Threshold
REA	New Mexico’s Renewable Energy Act of 2004
REC	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
RFP	Request For Proposal
Rio Bravo	Rio Bravo Generating Station
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
S&P	Standard and Poor’s Ratings Services
SCR	Selective Catalytic Reduction
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SJGS CSA	San Juan Generating Station Coal Supply Agreement
SJGS RA	San Juan Project Restructuring Agreement
SJPPA	San Juan Project Participation Agreement
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
SOx	Sulfur Oxide
SPS	Southwestern Public Service Company
SRP	Salt River Project
SUNs	Senior Unsecured Notes
TECA	Texas Electric Choice Act
Tenth Circuit	United States Court of Appeals for the Tenth Circuit
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2018 Rate Case	TNMP’s General Rate Case Application Filed on May 30, 2018
TNMP 2018 Term Loan Agreement	TNMP’s $20.0 Million Unsecured Two-Year Term Loan

TNMP Revolving Credit Facility	TNMP’s $75.0 Million Secured Revolving Credit Facility
TNP	TNP Enterprises, Inc. and Subsidiaries
Tri-State	Tri-State Generation and Transmission Association, Inc.
Tucson	Tucson Electric Power Company
UAMPS	Utah Associated Municipal Power Systems
US Supreme Court	United States Supreme Court
Valencia	Valencia Energy Facility
VaR	Value at Risk
VIE	Variable Interest Entity
WACC	Weighted Average Cost of Capital
WEG	WildEarth Guardians
Westmoreland	Westmoreland Coal Company
Westmoreland Loan	$125.0 Million of funding provided by NM Capital to WSJ
WSJ	Westmoreland San Juan, LLC, an indirect wholly-owned subsidiary of Westmoreland

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Electric Operating Revenues:
Contracts with customers	$338,659	$326,586	$642,010	$623,777
Alternative revenue programs	5,660	8,920	6,584	13,499
Other electric operating revenue	7,994	26,814	21,597	55,222
Total electric operating revenues	352,313	362,320	670,191	692,498
Operating Expenses:
Cost of energy	87,711	104,267	180,267	207,070
Administrative and general	43,355	42,984	91,638	88,379
Energy production costs	41,888	34,393	77,238	66,180
Regulatory disallowances and restructuring costs	1,794	—	1,794	—
Depreciation and amortization	60,063	57,625	118,785	114,008
Transmission and distribution costs	18,450	17,031	35,406	33,508
Taxes other than income taxes	19,723	18,777	39,602	38,012
Total operating expenses	272,984	275,077	544,730	547,157
Operating income	79,329	87,243	125,461	145,341
Other Income and Deductions:
Interest income	4,339	3,885	8,462	8,766
Gains (losses) on investment securities	(1,670)	5,663	(1,382)	12,324
Other income	4,796	3,450	8,265	8,351
Other (deductions)	(5,868)	(5,042)	(7,243)	(10,663)
Net other income and deductions	1,597	7,956	8,102	18,778
Interest Charges	33,321	32,332	66,376	64,031
Earnings before Income Taxes	47,605	62,867	67,187	100,088
Income Taxes	5,156	21,636	5,939	32,411
Net Earnings	42,449	41,231	61,248	67,677
(Earnings) Attributable to Valencia Non-controlling Interest	(4,109)	(3,544)	(7,786)	(6,996)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(264)	(264)
Net Earnings Attributable to PNMR	$38,208	$37,555	$53,198	$60,417
Net Earnings Attributable to PNMR per Common Share:
Basic	$0.48	$0.47	$0.67	$0.76
Diluted	$0.48	$0.47	$0.67	$0.75
Dividends Declared per Common Share	$0.2650	$0.2425	$0.5300	$0.4850

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net Earnings	$42,449	$41,231	$61,248	$67,677
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(91), $(2,777), $(374), and $(5,783)	266	4,378	1,098	9,120
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $126, $1,629, $794, and $2,701	(371)	(2,569)	(2,332)	(4,260)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience (gains) losses recognized as net periodic benefit cost, net of income tax expense (benefit) of $(482), $(626), $(962), and $(1,252)	1,415	987	2,826	1,974
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $(143), $40, $(615), and $112	419	(63)	1,805	(176)
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $(12), $(82), $1, and $(125)	34	130	(6)	198
Total Other Comprehensive Income	1,763	2,863	3,391	6,856
Comprehensive Income	44,212	44,094	64,639	74,533
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(4,109)	(3,544)	(7,786)	(6,996)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(264)	(264)
Comprehensive Income Attributable to PNMR	$39,971	$40,418	$56,589	$67,273

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$61,248	$67,677
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	137,020	131,861
Deferred income tax expense	5,888	32,443
Net unrealized (gains) losses on commodity derivatives	(56)	939
(Gains) losses on investment securities	1,382	(12,324)
Stock based compensation expense	3,325	4,561
Regulatory disallowances and restructuring costs	1,794	—
Allowance for equity funds used during construction	(4,641)	(3,465)
Other, net	1,595	1,056
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(17,130)	(12,204)
Materials, supplies, and fuel stock	(8,282)	969
Other current assets	(16,130)	1,613
Other assets	2,603	3,186
Accounts payable	(21,229)	(2,052)
Accrued interest and taxes	(4,865)	(6,802)
Other current liabilities	(1,516)	(2,498)
Other liabilities	(7,106)	(4,341)
Net cash flows from operating activities	133,900	200,619

Cash Flows From Investing Activities:
Additions to utility and non-utility plant	(245,587)	(230,882)
Proceeds from sales of investment securities	794,088	358,045
Purchases of investment securities	(797,271)	(359,853)
Principal repayments on Westmoreland Loan	56,640	19,180
Investments in NMRD	(8,000)	—
Other, net	(120)	143
Net cash flows from investing activities	(200,250)	(213,367)

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	(22,800)	86,400
Long-term borrowings	709,652	57,000
Repayment of long-term debt	(550,137)	(77,447)
Proceeds from stock option exercise	924	1,574
Awards of common stock	(12,268)	(13,166)
Dividends paid	(42,480)	(38,896)
Valencia’s transactions with its owner	(8,381)	(7,731)
Amounts received under transmission interconnection arrangements	—	11,419
Refunds paid under transmission interconnection arrangements	(1,661)	(8,783)
Debt issuance costs and other, net	(5,584)	(951)
Net cash flows from financing activities	67,265	9,419

Change in Cash, Restricted Cash, and Equivalents	915	(3,329)
Cash, Restricted Cash, and Equivalents at Beginning of Period	3,974	5,522
Cash, Restricted Cash, and Equivalents at End of Period	$4,889	$2,193

Restricted Cash Included in Other Current Assets on Condensed Consolidated Balance Sheets:
At beginning of period	$—	$1,000
At end of period	$—	$—

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$59,626	$59,982
Income taxes paid (refunded), net	$842	$625

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$17,303	$1,279

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	December 31, 2017
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$4,889	$3,974
Accounts receivable, net of allowance for uncollectible accounts of $1,189 and $1,081	89,158	90,473
Unbilled revenues	70,904	54,055
Other receivables	24,338	17,582
Current portion of Westmoreland Loan	—	3,576
Materials, supplies, and fuel stock	74,785	66,502
Regulatory assets	6,586	2,933
Commodity derivative instruments	1,094	1,088
Income taxes receivable	7,670	6,879
Other current assets	51,818	47,358
Total current assets	331,242	294,420
Other Property and Investments:
Long-term portion of Westmoreland Loan	—	53,064
Investment securities	323,105	323,524
Equity investment in NMRD	24,761	16,510
Other investments	373	503
Non-utility property	3,404	3,404
Total other property and investments	351,643	397,005
Utility Plant:
Plant in service and held for future use	7,438,356	7,238,285
Less accumulated depreciation and amortization	2,648,684	2,592,692
	4,789,672	4,645,593
Construction work in progress	220,065	245,933
Nuclear fuel, net of accumulated amortization of $43,309 and $43,524	90,962	88,701
Net utility plant	5,100,699	4,980,227
Deferred Charges and Other Assets:
Regulatory assets	588,971	600,672
Goodwill	278,297	278,297
Commodity derivative instruments	3,014	3,556
Other deferred charges	96,223	91,926
Total deferred charges and other assets	966,505	974,451
	$6,750,089	$6,646,103

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	December 31, 2017
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$282,600	$305,400
Current installments of long-term debt	471,690	256,895
Accounts payable	82,851	121,383
Customer deposits	10,919	11,028
Accrued interest and taxes	58,283	62,357
Regulatory liabilities	—	2,309
Commodity derivative instruments	1,416	1,182
Dividends declared	132	21,240
Other current liabilities	54,259	53,850
Total current liabilities	962,150	835,644
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	2,122,352	2,180,750
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	566,084	547,210
Regulatory liabilities	928,706	933,578
Asset retirement obligations	152,300	146,679
Accrued pension liability and postretirement benefit cost	84,934	94,003
Commodity derivative instruments	3,014	3,556
Other deferred credits	130,705	131,706
Total deferred credits and other liabilities	1,865,743	1,856,732
Total liabilities	4,950,245	4,873,126
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders' equity:
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 79,653,624 shares)	1,149,646	1,157,665
Accumulated other comprehensive income (loss), net of income taxes	(103,757)	(95,940)
Retained earnings	676,826	633,528
Total PNMR common stockholders’ equity	1,722,715	1,695,253
Non-controlling interest in Valencia	65,600	66,195
Total equity	1,788,315	1,761,448
	$6,750,089	$6,646,103

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNMR				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total PNMR Common Stockholders’ Equity		Total Equity
	(In thousands)
Balance at December 31, 2017, as originally reported	$1,157,665	$(95,940)	$633,528	$1,695,253	$66,195	$1,761,448
Cumulative effect adjustment (Note 7)	—	(11,208)	11,208	—	—	—
Balance at January 1, 2018, as adjusted	1,157,665	(107,148)	644,736	1,695,253	66,195	1,761,448
Net earnings before subsidiary preferred stock dividends	—	—	53,462	53,462	7,786	61,248
Total other comprehensive income	—	3,391	—	3,391	—	3,391
Subsidiary preferred stock dividends	—	—	(264)	(264)	—	(264)
Dividends declared on common stock	—	—	(21,108)	(21,108)	—	(21,108)
Proceeds from stock option exercise	924	—	—	924	—	924
Awards of common stock	(12,268)	—	—	(12,268)	—	(12,268)
Stock based compensation expense	3,325	—	—	3,325	—	3,325
Valencia’s transactions with its owner	—	—	—	—	(8,381)	(8,381)
Balance at June 30, 2018	$1,149,646	$(103,757)	$676,826	$1,722,715	$65,600	$1,788,315

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Electric Operating Revenues:
Contracts with customers	$254,728	$246,402	$477,291	$468,465
Alternative revenue programs	1,789	2,881	1,854	3,968
Other electric operating revenue	7,994	26,814	21,597	55,222
Total electric operating revenues	264,511	276,097	500,742	527,655
Operating Expenses:
Cost of energy	66,361	82,952	137,163	164,268
Administrative and general	40,922	39,798	84,648	80,708
Energy production costs	41,888	34,393	77,238	66,180
Regulatory disallowances and restructuring costs	1,794	—	1,794	—
Depreciation and amortization	38,213	36,448	74,840	72,464
Transmission and distribution costs	10,993	10,175	20,820	20,094
Taxes other than income taxes	11,461	11,029	23,069	22,169
Total operating expenses	211,632	214,795	419,572	425,883
Operating income	52,879	61,302	81,170	101,772
Other Income and Deductions:
Interest income	3,381	1,858	5,868	4,675
Gains (losses) on investment securities	(1,670)	5,663	(1,382)	12,324
Other income	2,292	2,665	4,684	6,508
Other (deductions)	(3,768)	(4,566)	(5,229)	(9,526)
Net other income and deductions	235	5,620	3,941	13,981
Interest Charges	19,988	20,931	40,818	41,943
Earnings before Income Taxes	33,126	45,991	44,293	73,810
Income Taxes	2,345	15,515	1,997	23,223
Net Earnings	30,781	30,476	42,296	50,587
(Earnings) Attributable to Valencia Non-controlling Interest	(4,109)	(3,544)	(7,786)	(6,996)
Net Earnings Attributable to PNM	26,672	26,932	34,510	43,591
Preferred Stock Dividends Requirements	(132)	(132)	(264)	(264)
Net Earnings Available for PNM Common Stock	$26,540	$26,800	$34,246	$43,327

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net Earnings	$30,781	$30,476	$42,296	$50,587
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(91), $(2,777), $(374), and $(5,783)	266	4,378	1,098	9,120
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $126, $1,629, $794, and $2,701	(371)	(2,569)	(2,332)	(4,260)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience (gains) losses recognized as net periodic benefit cost, net of income tax expense (benefit) of $(482), $(626), $(962), and $(1,252)	1,415	987	2,826	1,974
Total Other Comprehensive Income	1,310	2,796	1,592	6,834
Comprehensive Income	32,091	33,272	43,888	57,421
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(4,109)	(3,544)	(7,786)	(6,996)
Comprehensive Income Attributable to PNM	$27,982	$29,728	$36,102	$50,425

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$42,296	$50,587
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	90,713	88,864
Deferred income tax expense	2,342	23,685
Net unrealized (gains) losses on commodity derivatives	(56)	939
(Gains) losses on investment securities	1,382	(12,324)
Regulatory disallowances and restructuring costs	1,794	—
Allowance for equity funds used during construction	(3,879)	(3,331)
Other, net	1,595	1,053
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(12,057)	(8,846)
Materials, supplies, and fuel stock	(7,071)	1,591
Other current assets	(17,995)	4,623
Other assets	8,296	8,539
Accounts payable	(13,050)	(754)
Accrued interest and taxes	(988)	(1,520)
Other current liabilities	(11,364)	9,220
Other liabilities	(10,300)	(6,949)
Net cash flows from operating activities	71,658	155,377

Cash Flows From Investing Activities:
Utility plant additions	(120,287)	(125,698)
Proceeds from sales of investment securities	794,088	358,045
Purchases of investment securities	(797,271)	(359,853)
Other, net	131	143
Net cash flows from investing activities	(123,339)	(127,363)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	(6,200)	(23,000)
Short-term borrowings (repayments) - affiliate, net	4,900	—
Long-term borrowings	350,000	57,000
Repayment of long-term debt	(350,000)	(57,000)
Dividends paid	(264)	(264)
Valencia’s transactions with its owner	(8,381)	(7,731)
Amounts received under transmission interconnection arrangements	68,200	11,419
Refunds paid under transmission interconnection arrangements	(1,661)	(8,783)
Debt issuance costs and other, net	(3,147)	(953)
Net cash flows from financing activities	53,447	(29,312)

Change in Cash, Restricted Cash, and Equivalents	1,766	(1,298)
Cash, Restricted Cash, and Equivalents at Beginning of Period	1,108	1,324
Cash, Restricted Cash, and Equivalents at End of Period	$2,874	$26

Restricted Cash Included in Other Current Assets on Condensed Consolidated Balance Sheets:
At beginning of period	$—	$1,000
At end of period	$—	$—

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$39,881	$39,584
Income taxes paid (refunded), net	$—	$—

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$(841)	$(5,392)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	December 31, 2017
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,874	$1,108
Accounts receivable, net of allowance for uncollectible accounts of $1,189 and $1,081	62,677	67,227
Unbilled revenues	58,880	43,869
Other receivables	22,680	14,541
Affiliate receivables	9,037	9,486
Materials, supplies, and fuel stock	67,930	60,859
Regulatory assets	5,815	2,139
Commodity derivative instruments	1,094	1,088
Income taxes receivable	3,754	3,410
Other current assets	46,369	39,904
Total current assets	281,110	243,631
Other Property and Investments:
Investment securities	323,105	323,524
Other investments	153	283
Non-utility property	96	96
Total other property and investments	323,354	323,903
Utility Plant:
Plant in service and held for future use	5,672,141	5,501,070
Less accumulated depreciation and amortization	2,064,741	2,029,534
	3,607,400	3,471,536
Construction work in progress	114,535	204,079
Nuclear fuel, net of accumulated amortization of $43,309 and $43,524	90,962	88,701
Net utility plant	3,812,897	3,764,316
Deferred Charges and Other Assets:
Regulatory assets	447,691	459,239
Goodwill	51,632	51,632
Commodity derivative instruments	3,014	3,556
Other deferred charges	74,579	75,286
Total deferred charges and other assets	576,916	589,713
	$4,994,277	$4,921,563

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	December 31, 2017
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$33,600	$39,800
Short-term debt - affiliate	4,900	—
Current installments of long-term debt	200,012	23
Accounts payable	64,885	77,094
Affiliate payables	8,186	22,875
Customer deposits	10,919	11,028
Accrued interest and taxes	33,301	33,945
Regulatory liabilities	—	784
Commodity derivative instruments	1,416	1,182
Dividends declared	132	132
Other current liabilities	34,910	31,633
Total current liabilities	392,261	218,496
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,455,748	1,657,887
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	463,895	449,012
Regulatory liabilities	742,574	754,441
Asset retirement obligations	151,289	145,707
Accrued pension liability and postretirement benefit cost	78,184	86,124
Commodity derivative instruments	3,014	3,556
Other deferred credits	172,171	106,442
Total deferred credits and liabilities	1,611,127	1,545,282
Total liabilities	3,459,136	3,421,665
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,264,918	1,264,918
Accumulated other comprehensive income (loss), net of income taxes	(106,709)	(97,093)
Retained earnings	299,803	254,349
Total PNM common stockholder’s equity	1,458,012	1,422,174
Non-controlling interest in Valencia	65,600	66,195
Total equity	1,523,612	1,488,369
	$4,994,277	$4,921,563

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at December 31, 2017, as originally reported	$1,264,918	$(97,093)	$254,349	$1,422,174	$66,195	$1,488,369
Cumulative effect adjustment (Note 7)	—	(11,208)	11,208	—	—	—
Balance at January 1, 2018, as adjusted	1,264,918	(108,301)	265,557	1,422,174	66,195	1,488,369
Net earnings	—	—	34,510	34,510	7,786	42,296
Total other comprehensive income	—	1,592	—	1,592	—	1,592
Dividends declared on preferred stock	—	—	(264)	(264)	—	(264)
Valencia’s transactions with its owner	—	—	—	—	(8,381)	(8,381)
Balance at June 30, 2018	$1,264,918	$(106,709)	$299,803	$1,458,012	$65,600	$1,523,612

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Electric Operating Revenues:
Contracts with customers	$83,931	$80,184	$164,719	$155,312
Alternative revenue programs	3,871	6,039	4,730	9,531
Total Electric Operating Revenues	87,802	86,223	169,449	164,843
Operating Expenses:
Cost of energy	21,350	21,315	43,104	42,802
Administrative and general	8,852	9,235	19,561	19,638
Depreciation and amortization	16,113	15,597	32,500	30,968
Transmission and distribution costs	7,457	6,856	14,586	13,414
Taxes other than income taxes	7,201	6,934	14,337	13,770
Total operating expenses	60,973	59,937	124,088	120,592
Operating income	26,829	26,286	45,361	44,251
Other Income and Deductions:
Other income	2,223	541	2,976	1,363
Other (deductions)	(1,391)	(109)	(1,060)	(198)
Net other income and deductions	832	432	1,916	1,165
Interest Charges	7,801	7,510	15,530	14,915
Earnings before Income Taxes	19,860	19,208	31,747	30,501
Income Taxes	4,493	7,004	6,968	10,693
Net Earnings	$15,367	$12,204	$24,779	$19,808

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$24,779	$19,808
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	33,390	31,877
Deferred income tax expense (benefit)	(900)	4,894
Allowance for equity funds used during construction and other, net	(762)	(130)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(5,073)	(3,358)
Materials and supplies	(1,211)	(622)
Other current assets	(378)	(3,897)
Other assets	(5,603)	(5,747)
Accounts payable	(4,161)	138
Accrued interest and taxes	1,610	(308)
Other current liabilities	5,410	1,957
Other liabilities	3,874	717
Net cash flows from operating activities	50,975	45,329
Cash Flows From Investing Activities:
Utility plant additions	(115,361)	(78,940)
Net cash flows from investing activities	(115,361)	(78,940)
Cash Flow From Financing Activities:
Revolving credit facilities borrowings (repayments), net	13,500	47,000
Short-term borrowings (repayments) – affiliate, net	100	3,400
Long-term borrowings	60,000	—
Dividends paid	(10,436)	(17,459)
Debt issuance costs and other, net	(478)	—
Net cash flows from financing activities	62,686	32,941

Change in Cash and Cash Equivalents	(1,700)	(670)
Cash and Cash Equivalents at Beginning of Period	1,700	671
Cash and Cash Equivalents at End of Period	$—	$1

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$13,085	$13,999
Income taxes paid (refunded), net	$842	$750

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$14,886	$1,700

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	December 31, 2017
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1,700
Accounts receivable	26,481	23,246
Unbilled revenues	12,024	10,186
Other receivables	2,639	2,860
Affiliate receivables	—	336
Materials and supplies	6,855	5,643
Regulatory assets	771	794
Other current assets	1,752	1,131
Total current assets	50,522	45,896
Other Property and Investments:
Other investments	220	220
Non-utility property	2,240	2,240
Total other property and investments	2,460	2,460
Utility Plant:
Plant in service and plant held for future use	1,531,459	1,504,778
Less accumulated depreciation and amortization	470,741	460,858
	1,060,718	1,043,920
Construction work in progress	94,810	34,350
Net utility plant	1,155,528	1,078,270
Deferred Charges and Other Assets:
Regulatory assets	141,280	141,433
Goodwill	226,665	226,665
Other deferred charges	6,856	6,046
Total deferred charges and other assets	374,801	374,144
	$1,583,311	$1,500,770

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	December 31, 2017
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$13,500	$—
Short-term debt – affiliate	100	—
Current installments of long-term debt	171,683	—
Accounts payable	10,766	29,812
Affiliate payables	6,112	667
Accrued interest and taxes	31,229	29,619
Regulatory liabilities	—	1,525
Other current liabilities	3,604	2,450
Total current liabilities	236,994	64,073
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	368,644	480,620
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	125,623	126,415
Regulatory liabilities	186,132	179,137
Asset retirement obligations	826	793
Accrued pension liability and postretirement benefit cost	6,750	7,879
Other deferred credits	9,594	7,448
Total deferred credits and other liabilities	328,925	321,672
Total liabilities	934,563	866,365
Commitments and Contingencies (Note 11)
Common Stockholder's Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	504,166	504,166
Retained earnings	144,518	130,175
Total common stockholder’s equity	648,748	634,405
	$1,583,311	$1,500,770

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at December 31, 2017	$64	$504,166	$130,175	$634,405
Net earnings	—	—	24,779	24,779
Dividends declared on common stock	—	—	(10,436)	(10,436)
Balance at June 30, 2018	$64	$504,166	$144,518	$648,748

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
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at June 30, 2018 and December 31, 2017, the consolidated results of operations and comprehensive income for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

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

PNMR shared services’ expenses, which represent costs that are primarily driven by corporate level activities, are charged to the business segments. These services are billed at cost and are reflected as general and administrative expenses in the business segments. Other significant intercompany transactions between PNMR, PNM, and TNMP include interest and income tax sharing payments, equity transactions, and interconnection billings (Note 15). All intercompany transactions and balances have been eliminated.

Dividends on Common Stock

Dividends on PNMR’s common stock are declared by the Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. This has historically resulted in dividends considered being attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year. The Board declared dividends on common stock considered to be for the second quarter of $0.2650 per share in July 2018 and $0.2425 in

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

July 2017, which are reflected as being in the second quarter within “Dividends Declared per Common Share” on the PNMR Condensed Consolidated Statements of Earnings.

TNMP declared and paid cash dividends on common stock to PNMR of $10.4 million and $17.5 million in the six months ended June 30, 2018 and 2017. In July 2018, TNMP declared and paid a cash dividend to PNMR of $15.4 million.

Investment in NM Renewable Development, LLC

As discussed in Note 1 of the 2017 Annual Reports on Form 10-K, PNMR Development and AEP OnSite Partners created NMRD in September 2017 to pursue the acquisition, development, and ownership of renewable energy projects, primarily in the state of New Mexico. NMRD’s current renewable energy capacity in operation is 31.8 MW. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. The investment in NMRD is accounted for using the equity method of accounting because PNMR’s ownership interest results in significant influence, but not control, over NMRD and its operations.

In the six months ended June 30, 2018, PNMR Development made cash contributions of $8.0 million to NMRD to be used primarily for its construction activities. For the three and six months ended June 30, 2018, NMRD had revenues of $1.1 million and $1.5 million and net earnings of $0.4 million and $0.5 million. At June 30, 2018, NMRD had $2.0 million of current assets, $47.9 million of property, plant, and equipment and other assets, $0.4 million of current liabilities, and $49.5 million of owners’ equity.

Cash and Restricted Cash

Additional information concerning the Company’s policy for recording cash and cash equivalents is discussed in Note 1 of the 2017 Annual Reports on Form 10-K. In November 2016, the FASB issued Accounting Standards Update 2016-18 – Statement of Cash Flows (Topic 230), which requires amounts generally described as restricted cash and restricted cash equivalents (collectively, “restricted cash”) to be included with cash and cash equivalents when reconciling the beginning of period and end of period amounts shown on the statements of cash flows and adds disclosures necessary to reconcile such amounts to cash and cash equivalents on the balance sheets. ASU 2016-18 does not require that restricted cash be reflected as cash in the statement of financial position and does not provide a definition of what should be considered restricted cash.

During 2015, PNM received a deposit of $8.2 million from a third party that was restricted for PNM’s construction of transmission interconnection facilities for that party. During 2016, PNM utilized $7.2 million of such third-party deposits to offset construction costs for the interconnection facilities. The remaining $1.0 million was held as restricted cash until the second quarter of 2017, at which time a refund was made to the third party. The balances of this deposit arrangement were included in other current assets on the balance sheets of PNMR and PNM. Under the terms of the BTMU Term Loan Agreement (Note 9), all cash of NM Capital was restricted to be used for payments required under that agreement or for taxes and fees. On May 22, 2018, Westmoreland repaid the Westmoreland Loan in full. NM Capital used a portion of the proceeds to repay all its obligations under the BTMU Term Loan Agreement. These payments effectively terminated the loan agreements. Cash held by NM Capital was included in cash and cash equivalents on the balance sheets of PNMR and was less than $0.1 million at December 31, 2017.

The Company adopted ASU 2016-18 as of January 1, 2018, its required effective date. Upon adoption, ASU 2016-18 requires the use of a retrospective transition method for the statement of cash flows in each period presented. Accordingly, PNM made retrospective adjustments to its Condensed Consolidated Statements of Cash Flows to increase beginning cash, restricted cash, and equivalents at January 1, 2017 by $1.0 million and to reduce operating cash in-flows – other current assets by $1.0 million during the six months ending June 30, 2017. In addition, the beginning and ending balances of cash, restricted cash, and equivalents are presented on the Condensed Consolidated Statements of Cash Flows. No other changes were made to the Condensed Consolidated Financial Statements in connection with the adoption of ASU 2016-18.

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

Accounting Standards Update 2016-02 – Leases (Topic 842)

In February 2016, the FASB issued ASU 2016-02 to provide guidance on the recognition, measurement, presentation, and disclosure of leases. ASU 2016-02 will require that a liability be recorded on the balance sheet for all leases, based on the present value of future lease obligations. A corresponding right-of-use asset will also be recorded. Amortization of the lease obligation and the right-of-use asset for certain leases, primarily those classified as operating leases, will be on a straight-line basis, which is not expected to have a significant impact on the statements of earnings, whereas other leases will be required to be accounted for as financing arrangements similar to the accounting treatment for capital leases under current GAAP. ASU 2016-02 also revises certain disclosure requirements. ASU 2016-02 originally required that leases be recognized and measured as of the earliest period presented using a modified retrospective approach with all periods presented being restated and presented under the new guidance. The ASU allows entities to apply certain practical expedients to arrangements that exist upon adoption or that expired during the periods presented.

As further discussed in Note 7 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K, the Company has operating leases of office buildings, vehicles, and equipment. PNM also has operating lease interests in PVNGS Units 1 and 2 that will expire in January 2023 and 2024. In addition, the Company also routinely enters into land easements and right-of-way agreements.

The Company, along with others in the utility industry, is continuing to monitor the activities of the FASB and other non-authoritative groups regarding industry specific issues for further clarification. The Company has formed a project team, is conducting outreach activities across its lines of business, and is in the process of implementing software to help administer and account for its leasing activities. The Company has made significant progress in identifying arrangements that may be classified as leases under ASU 2016-02 in addition to those currently classified as operating leases. It is likely the arrangements currently classified as leases will continue to be recognized as leases under ASU 2016-02. It is possible that other contractual arrangements not previously meeting the lease definition may contain elements that qualify as leases and that previously identified operating leases may be classified as financing leases under ASU 2016-02. The Company is in the process of analyzing each of the identified contractual arrangements to determine if it contains lease elements under the new standard and quantifying the potential impacts of identified lease arrangements. The Company is also evaluating the practical expedients, if any, it will elect upon adoption. The Company anticipates this process will continue throughout 2018. The Company will adopt this standard effective as of January 1, 2019, its required effective date.

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

In July 2018, the FASB issued ASU 2018-11, which provides entities an optional transitional relief method to apply ASU 2016-02 as of the date of initial application of the standard rather than as of the earliest period presented. The Company is evaluating this update and has not yet determined if it will elect to use this optional transitional relief method.

Accounting Standards Update 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, which changes the way entities recognize impairment of many financial assets, including accounts receivable and investments in certain debt securities, by requiring immediate recognition of estimated credit losses expected to occur over the remaining lives of the assets. The Company anticipates adopting ASU 2016-13 effective as of January 1, 2020, its required effective date, although early adoption is permitted beginning on January 1, 2019. The Company

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

is in the process of analyzing the impacts of this new standard, but does not anticipate it will have a significant impact on its financial statements.

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

Accounting Standards Update 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017-12 to better align hedge accounting with an organization’s risk management activities and to simplify the application of hedge accounting guidance. ASU 2017-12 is effective for the Company on January 1, 2019 although early adoption is permitted beginning on January 1, 2018. At adoption, ASU 2017-12 is to be applied prospectively and allows entities to record a cumulative-effect adjustment at the transition date as well as allowing entities to elect certain practical expedients upon adoption. As discussed in Note 6 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K and in Note 9, the Company periodically enters into, and designates as cash flow hedges, interest rate swaps to hedge its exposure to changes in interest rates. In addition, as discussed in Note 8 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K and in Note 7, the Company enters into various derivative instruments to economically hedge the risk of changes in commodity prices, which are not currently designated as cash flow hedges. The Company is evaluating the requirements of ASU 2017-12, but does not anticipate the changes will have a significant impact on the Company’s accounting treatment for derivative instruments or on its financial statements.

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

TNMP
TNMP is an electric utility providing services in Texas under the TECA. TNMP’s operations are subject to traditional rate regulation by the PUCT. TNMP provides transmission and distribution services at regulated rates to various REPs that, in turn, provide retail electric service to consumers within TNMP’s service area. TNMP also provides transmission services at regulated rates to other utilities that interconnect with TNMP’s facilities.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Corporate and Other

The Corporate and Other segment includes PNMR holding company activities, primarily related to corporate level debt and PNMR Services Company. The activities of PNMR Development, NM Capital, and the equity method investment in NMRD are also included in Corporate and Other. Eliminations of intercompany income and expense transactions are reflected in the Corporate and Other segment.

The following tables present summarized financial information for PNMR by segment. PNM and TNMP each operate in only one segment. Therefore, tabular segment information is not presented for PNM and TNMP.

PNMR SEGMENT INFORMATION

	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Three Months Ended June 30, 2018
Electric operating revenues	$264,511	$87,802	$—	$352,313
Cost of energy	66,361	21,350	—	87,711
Utility margin	198,150	66,452	—	264,602
Other operating expenses	107,058	23,510	(5,358)	125,210
Depreciation and amortization	38,213	16,113	5,737	60,063
Operating income (loss)	52,879	26,829	(379)	79,329
Interest income	3,381	—	958	4,339
Other income (deductions)	(3,146)	832	(428)	(2,742)
Interest charges	(19,988)	(7,801)	(5,532)	(33,321)
Segment earnings (loss) before income taxes	33,126	19,860	(5,381)	47,605
Income taxes (benefit)	2,345	4,493	(1,682)	5,156
Segment earnings (loss)	30,781	15,367	(3,699)	42,449
Valencia non-controlling interest	(4,109)	—	—	(4,109)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$26,540	$15,367	$(3,699)	$38,208

Six Months Ended June 30, 2018
Electric operating revenues	$500,742	$169,449	$—	$670,191
Cost of energy	137,163	43,104	—	180,267
Utility margin	363,579	126,345	—	489,924
Other operating expenses	207,569	48,484	(10,375)	245,678
Depreciation and amortization	74,840	32,500	11,445	118,785
Operating income (loss)	81,170	45,361	(1,070)	125,461
Interest income	5,868	—	2,594	8,462
Other income (deductions)	(1,927)	1,916	(349)	(360)
Interest charges	(40,818)	(15,530)	(10,028)	(66,376)
Segment earnings (loss) before income taxes	44,293	31,747	(8,853)	67,187
Income taxes (benefit)	1,997	6,968	(3,026)	5,939
Segment earnings (loss)	42,296	24,779	(5,827)	61,248
Valencia non-controlling interest	(7,786)	—	—	(7,786)
Subsidiary preferred stock dividends	(264)	—	—	(264)
Segment earnings (loss) attributable to PNMR	$34,246	$24,779	$(5,827)	$53,198

At June 30, 2018:
Total Assets	$4,994,277	$1,583,311	$172,501	$6,750,089
Goodwill	$51,632	$226,665	$—	$278,297

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Three Months Ended June 30, 2017
Electric operating revenues	$276,097	$86,223	$—	$362,320
Cost of energy	82,952	21,315	—	104,267
Utility margin	193,145	64,908	—	258,053
Other operating expenses	95,395	23,025	(5,235)	113,185
Depreciation and amortization	36,448	15,597	5,580	57,625
Operating income (loss)	61,302	26,286	(345)	87,243
Interest income	1,858	—	2,027	3,885
Other income (deductions)	3,762	432	(123)	4,071
Interest charges	(20,931)	(7,510)	(3,891)	(32,332)
Segment earnings (loss) before income taxes	45,991	19,208	(2,332)	62,867
Income taxes	15,515	7,004	(883)	21,636
Segment earnings (loss)	30,476	12,204	(1,449)	41,231
Valencia non-controlling interest	(3,544)	—	—	(3,544)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$26,800	$12,204	$(1,449)	$37,555

Six Months Ended June 30, 2017
Electric operating revenues	$527,655	$164,843	$—	$692,498
Cost of energy	164,268	42,802	—	207,070
Utility margin	363,387	122,041	—	485,428
Other operating expenses	189,151	46,822	(9,894)	226,079
Depreciation and amortization	72,464	30,968	10,576	114,008
Operating income (loss)	101,772	44,251	(682)	145,341
Interest income	4,675	—	4,091	8,766
Other income (deductions)	9,306	1,165	(459)	10,012
Interest charges	(41,943)	(14,915)	(7,173)	(64,031)
Segment earnings (loss) before income taxes	73,810	30,501	(4,223)	100,088
Income taxes (benefit)	23,223	10,693	(1,505)	32,411
Segment earnings (loss)	50,587	19,808	(2,718)	67,677
Valencia non-controlling interest	(6,996)	—	—	(6,996)
Subsidiary preferred stock dividends	(264)	—	—	(264)
Segment earnings (loss) attributable to PNMR	$43,327	$19,808	$(2,718)	$60,417

At June 30, 2017:
Total Assets	$4,939,407	$1,437,547	$207,491	$6,584,445
Goodwill	$51,632	$226,665	$—	$278,297

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)	Accumulated Other Comprehensive Income (Loss)

Information regarding accumulated other comprehensive income (loss) for the six months ended June 30, 2018 and 2017 is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			PNMR
	Unrealized			Fair Value
	Gains on			Adjustment
	Available-for-	Pension		for Cash
	Sale	Liability		Flow
	Securities	Adjustment	Total	Hedges	Total
	(In thousands)
Balance at December 31, 2017, as originally reported	$13,169	$(110,262)	$(97,093)	$1,153	$(95,940)
Cumulative effect adjustment (Note 7)	(11,208)	—	(11,208)	—	(11,208)
Balance at January 1, 2018, as adjusted	1,961	(110,262)	(108,301)	1,153	(107,148)
Amounts reclassified from AOCI (pre-tax)	(3,126)	3,788	662	(7)	655
Income tax impact of amounts reclassified	794	(962)	(168)	1	(167)
Other OCI changes (pre-tax)	1,472	—	1,472	2,420	3,892
Income tax impact of other OCI changes	(374)	—	(374)	(615)	(989)
Net after-tax change	(1,234)	2,826	1,592	1,799	3,391
Balance at June 30, 2018	$727	$(107,436)	$(106,709)	$2,952	$(103,757)

Balance at December 31, 2016	$4,320	$(96,748)	$(92,428)	$(23)	$(92,451)
Amounts reclassified from AOCI (pre-tax)	(6,961)	3,226	(3,735)	323	(3,412)
Income tax impact of amounts reclassified	2,701	(1,252)	1,449	(125)	1,324
Other OCI changes (pre-tax)	14,903	—	14,903	(288)	14,615
Income tax impact of other OCI changes	(5,783)	—	(5,783)	112	(5,671)
Net after-tax change	4,860	1,974	6,834	22	6,856
Balance at June 30, 2017	$9,180	$(94,774)	$(85,594)	$(1)	$(85,595)

The Condensed Consolidated Statements of Earnings include pre-tax amounts reclassified from AOCI related to Unrealized Gains on Available-for-Sale Securities in gains (losses) on investment securities, related to Pension Liability Adjustment in other (deductions), and related to Fair Value Adjustment for Cash Flow Hedges in interest charges. The income tax impacts of all amounts reclassified from AOCI are included in income taxes in the Condensed Consolidated Statements of Earnings.

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

In accordance with GAAP, dual presentation of basic and diluted earnings per share is presented in the Condensed Consolidated Statements of Earnings of PNMR. Information regarding the computation of earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Net Earnings Attributable to PNMR	$38,208	$37,555	$53,198	$60,417
Average Number of Common Shares:
Outstanding during period	79,654	79,654	79,654	79,654
Vested awards of restricted stock	211	251	208	181
Average Shares – Basic	79,865	79,905	79,862	79,835
Dilutive Effect of Common Stock Equivalents:
Stock options and restricted stock	114	226	134	286
Average Shares – Diluted	79,979	80,131	79,996	80,121
Net Earnings Per Share of Common Stock:
Basic	$0.48	$0.47	$0.67	$0.76
Diluted	$0.48	$0.47	$0.67	$0.75

(5)	Electric Operating Revenues

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

Unrealized gains and losses on derivative contracts that are not designated for hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power and fuel supply agreements, used to hedge generation assets and purchased power costs. Changes in the fair value of economic hedges are reflected in results of operations, with changes related to economic hedges on sales included in operating revenues and changes related to economic hedges on purchases included in cost of energy sold (Note 7).

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also revises the disclosure requirements regarding revenue and requires that revenue from contracts with customers be reported separately from other revenues. ASU 2014-09 provides that it could be applied retrospectively to each prior period presented or on a modified retrospective basis with a cumulative effect adjustment to retained earnings on the date of adoption.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company adopted ASU 2014-09 effective as of January 1, 2018, its required effective date, using the modified retrospective method of adoption. The adoption of ASU 2014-09 did not result in changes to the nature, amount, and timing of the Company’s existing revenue recognition processes or information technology infrastructure. Therefore, the adoption of ASU 2014-09 had no effect on the amount of revenue recorded in 2018 compared to the amount that would have been recorded under prior GAAP, no effect on total electric operating revenues or any other caption within the Company’s financial statements, and no cumulative effect adjustment was recorded. Revenues for 2018 are presented in accordance with the standard on the Condensed Consolidated Statements of Earnings and 2017 revenues are presented on a comparative basis. Additional disclosures to further disaggregate 2018 revenues are presented below.

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

Revenue from contracts with customers is recorded based upon the total authorized tariff price at the time electric service is rendered, including amounts billed under arrangements qualifying as an Alternative Revenue Program (“ARP”). ARP arrangements are agreements between PNM or TNMP and its regulator that allows PNM or TNMP to adjust future rates in response to past activities or completed events, if certain criteria are met. GAAP requires that ARP revenues be reported separately from contracts with customers. ARP revenues in a given period include the recognition of “originating” ARP revenues (i.e. when the regulator-specific conditions are met) in the period, offset by the reversal of ARP revenues billed to customers in that period.

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

Transmission Service to Third Parties – PNM owns transmission lines that are interconnected with other utilities in New Mexico, Texas, Arizona, Colorado, and Utah. Transmission customers receive service for the transmission of energy owned by the customer utilizing PNM’s transmission facilities. Customers generally receive transmission services, which are regulated by FERC, from PNM through PNM’s Open Access Transmission Tariff (“OATT”) or a specific contract. Customers are billed based on capacity and energy components on a monthly basis.

Other – On January 1, 2018, PNM acquired a 65 MW interest in SJGS Unit 4, which is held as merchant plant as ordered by the NMPRC (Note 11). PNM sells power from 36 MW of this capacity to a third party at a fixed price that is recorded as revenue from contracts with customers. PNM is obligated to deliver power under this arrangement only when SJGS Unit 4 is operating. To the extent the remainder of this 65 MW interest is used to serve PNM’s retail load requirements, revenue is recorded as revenues from contracts with customers. Other market sales from this 65 MW interest are recorded in other electric operating revenues.

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

Transmission Cost of Service (“TCOS”) – TNMP is a transmission service provider that is allowed to recover its TCOS through a network transmission rate that is approved by the PUCT. TCOS customers are other utilities that receive service for the transmission of energy owned by the customer utilizing TNMP’s transmission facilities. Historically, TNMP has updated its transmission rates twice per year to reflect changes in its invested capital although updates are not allowed while a general rate case is in progress. See (Note 12).

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

Disaggregation of Revenues

A disaggregation of revenues from contracts with customers by the type of customer is presented in the table below. The table also reflects ARP revenues and other revenues.

	PNM	TNMP	PNMR Consolidated
Three Months Ended June 30, 2018	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$99,508	$31,315	$130,823
Commercial	110,652	28,082	138,734
Industrial	14,597	4,184	18,781
Public authority	5,220	1,399	6,619
Economy energy service	6,378	—	6,378
Transmission	14,108	16,743	30,851
Miscellaneous	4,265	2,208	6,473
Total revenues from contracts with customers	254,728	83,931	338,659
Alternative revenue programs	1,789	3,871	5,660
Other electric operating revenues	7,994	—	7,994
Total Electric Operating Revenues	$264,511	$87,802	$352,313

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	PNMR Consolidated
Six Months Ended June 30, 2018	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$196,676	$60,581	$257,257
Commercial	193,501	55,234	248,735
Industrial	28,056	8,489	36,545
Public authority	9,855	2,815	12,670
Economy energy service	13,666	—	13,666
Transmission	26,590	33,251	59,841
Miscellaneous	8,947	4,349	13,296
Total revenues from contracts with customers	477,291	164,719	642,010
Alternative revenue programs	1,854	4,730	6,584
Other electric operating revenues	21,597	—	21,597
Total Electric Operating Revenues	$500,742	$169,449	$670,191

Contract balances

Performance obligations related to contracts with customers are typically satisfied when the energy is delivered and the customer or end-user utilizes the energy. Accounts receivable from customers represent amounts billed to the customer or end-user, including amounts under ARP programs. For PNM, accounts receivable reflected on the Condensed Consolidated Balance Sheets includes $62.3 million at June 30, 2018 and $62.9 million at December 31, 2017 resulting from contracts with customers. All of TNMP’s accounts receivable results from contracts with customers.

Contract assets are an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance). The Company has no contract assets as of June 30, 2018. Contract liabilities arise when consideration is received in advance from a customer before satisfying the performance obligations. Therefore, revenue is deferred and not recognized until the obligation is satisfied. Under its OATT, PNM accepts upfront consideration for capacity reservations requested by transmission customers, which requires PNM to defer the customer’s transmission capacity rights for a specific period of time. PNM recognizes the revenue of these capacity reservations over the period it defers the customer’s capacity rights. Other utilities pay PNM and TNMP in advance for the joint-use of their utility poles. These revenues are recognized over the period of time specified in the joint-use contract, typically for one calendar year. Deferred revenues on these arrangements are recorded as contract liabilities. The Company has no other arrangements with remaining performance obligations to which a portion of the transaction price would be required to be allocated.

Changes during the period in the balances of contract liabilities, which are included in other current liabilities on the Condensed Consolidated Balance Sheets, are as follows:

	PNM	TNMP	PNMR Consolidated
	(In thousands)
Balance at December 31, 2017	$349	$—	$349
Consideration received in advance of service to be provided	3,987	1,512	5,499
Deferred revenue earned	(2,210)	(756)	(2,966)
Balance at June 30, 2018	$2,126	$756	$2,882

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

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 158 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third-party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operation and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the three and six months ended June 30, 2018, PNM paid $4.9 million and $9.8 million for fixed charges and $0.6 million and $0.9 million for variable charges. For the three and six months ended June 30, 2017, PNM paid $4.9 million and $9.8 million for fixed charges and $0.2 million and $0.3 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy its obligations and creditors of Valencia do not have any recourse against PNM’s assets. During the term of the PPA, PNM has the option, under certain conditions, to purchase and own up to 50% of the plant or the VIE. The PPA specifies that the purchase price would be the greater of 50% of book value reduced by related indebtedness or 50% of fair market value.

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

Summarized financial information for Valencia is as follows:

	Results of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Operating revenues	$5,911	$5,094	$10,679	$10,021
Operating expenses	(1,802)	(1,550)	(2,893)	(3,025)
Earnings attributable to non-controlling interest	$4,109	$3,544	$7,786	$6,996

	Financial Position
	June 30,	December 31,
	2018	2017
	(In thousands)
Current assets	$3,304	$2,688
Net property, plant, and equipment	62,975	64,109
Total assets	66,279	66,797
Current liabilities	679	602
Owners’ equity – non-controlling interest	$65,600	$66,195

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Westmoreland San Juan LLC (“WSJ”) and SJCC

As discussed in the subheading Coal Supply in Note 11, PNM purchases coal for SJGS from SJCC under a coal supply agreement (“SJGS CSA”). That section includes information on the acquisition of SJCC by WSJ, a subsidiary of Westmoreland, on January 31, 2016, as well as the $125.0 million loan (the “Westmoreland Loan”) from NM Capital, a subsidiary of PNMR, to WSJ, which loan provided substantially all of the funds required for the SJCC purchase, and the issuance of $30.3 million in letters of credit to facilitate the issuance of reclamation bonds required in order for SJCC to mine coal to be supplied to SJGS. The Westmoreland Loan and the letters of credit support result in PNMR being considered to have a variable interest in WSJ, including its subsidiary, SJCC, since PNMR and NM Capital could be subject to possible loss in the event of a default by WSJ under the Westmoreland Loan and/or performance was required under the letter of credit support.  Principal payments under the Westmoreland Loan began on August 1, 2016 and were required quarterly thereafter. Interest was also paid quarterly beginning on May 3, 2016.

The Westmoreland Loan required that all cash flows of WSJ, in excess of normal operating expenses, capital additions, and operating reserves, be utilized for principal and interest payments under the loan until it was fully repaid. As discussed in Note 11, the full principal outstanding under the Westmoreland Loan of $50.1 million was repaid on May 22, 2018. NM Capital used a portion of the proceeds to repay all remaining amounts owed under the BTMU Term Loan Agreement. These payments effectively terminated the loan agreements and PNMR’s guarantee of NM Capital’s obligations under the BTMU Term Loan Agreement. The Westmoreland Loan was secured by the assets of and the equity interests in SJCC. PNMR considers the possibility of loss under the letters of credit support to be remote since the purpose of posting the bonds is to provide assurance that SJCC performs the required reclamation of the mine site in accordance with applicable regulations and all reclamation costs are reimbursable under the SJGS CSA. Also, much of the mine reclamation activities will not be performed until after the expiration of the SJGS CSA. In addition, each of the SJGS participants has established and funds a trust to meet its future reclamation obligations.

On April 2, 2018, Westmoreland filed its Annual Report on Form 10-K for the year ended December 31, 2017 with the SEC. In their Form 10-K, Westmoreland indicated that it retained financial advisors and restructuring advisors “to explore strategic alternatives to strengthen the Company’s balance sheet and maximize the value of the Company, which may include, but not limited to, seeking reorganization under Chapter 11 of the U.S. Bankruptcy Code.” On May 21, 2018, Westmoreland filed a Current Report on Form 8-K with the SEC indicating it had obtained a new credit agreement with certain of its existing creditors that provided Westmoreland with additional financing. In the May 21, 2018 Form 8-K Westmoreland indicated that “A portion of the proceeds of the Financing have been used to refinance in full the Company’s and its subsidiaries’ existing asset-based revolving credit facilities and Westmoreland San Juan, LLC’s existing term loan facility.” As mentioned above, the Westmoreland Loan was repaid in full in May 2018.

Both WSJ and SJCC are considered to be VIEs.  PNMR’s analysis of these arrangements concluded that Westmoreland, as the parent of WSJ, has the ability to direct the SJCC mining operations, which is the factor that most significantly impacts the economic performance of WSJ and SJCC.  NM Capital’s rights under the Westmoreland Loan were the typical protective rights of a lender, but did not give NM Capital any oversight over mining operations. Other than PNM being able to ensure that coal is supplied in adequate quantities and of sufficient quality to provide the fuel necessary to operate SJGS in a normal manner, the mining operations are solely under the control of Westmoreland and its subsidiaries, including developing mining plans, hiring of personnel, and incurring operating and maintenance expenses. Neither PNMR nor PNM has any ability to direct or influence the mining operation.  PNM’s involvement through the SJGS CSA is a protective right rather than a participating right and Westmoreland has the power to direct the activities that most significantly impact the economic performance of SJCC.  The SJGS CSA requires SJCC to deliver coal required to fuel SJGS in exchange for payment of a set price per ton, which is escalated over time for inflation.  If SJCC is able to mine more efficiently than anticipated, its economic performance will be improved.  Conversely, if SJCC cannot mine as efficiently as anticipated, its economic performance will be negatively impacted.  Accordingly, PNMR believes Westmoreland is the primary beneficiary of WSJ and, therefore, WSJ and SJCC are not consolidated by either PNMR or PNM. The amounts outstanding under the letter of credit support constitute PNMR’s maximum exposure to loss from the VIEs at June 30, 2018.

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

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, PNM accounts for its various instruments for the purchase and sale of energy, which meet the definition of a derivative, based on PNM’s intent. During the six months ended June 30, 2018 and the year ended December 31, 2017, PNM was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flows hedges. The derivative contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. PNM has no trading transactions.

Commodity Derivatives

PNM’s commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges, are summarized as follows:

	Economic Hedges
	June 30, 2018	December 31, 2017
	(In thousands)
Current assets	$1,094	$1,088
Deferred charges	3,014	3,556
	4,108	4,644
Current liabilities	(1,416)	(1,182)
Long-term liabilities	(3,014)	(3,556)
	(4,430)	(4,738)
Net	$(322)	$(94)

Certain of PNM’s commodity derivative instruments in the above table are subject to master netting agreements whereby assets and liabilities could be offset in the settlement process. PNM does not offset fair value and cash collateral for derivative instruments under master netting arrangements and the above table reflects the gross amounts of fair value assets and liabilities for commodity derivatives. Included in the above table are equal amounts of assets and liabilities aggregating $4.1 million at June 30, 2018 and $4.6 million at December 31, 2017, which result from PNM’s hazard sharing arrangements with Tri-State. The hazard sharing arrangements are net-settled upon delivery. Other amounts that could be offset under master netting agreements were immaterial.

At June 30, 2018 and December 31, 2017, PNM had no amounts recognized for the legal right to reclaim cash collateral. However, at June 30, 2018 and December 31, 2017, amounts posted as cash collateral under margin arrangements were $0.5 million and $0.8 million. At June 30, 2018 and December 31, 2017, obligations to return cash collateral were $1.9 million and $0.9 million. Cash collateral amounts are included in other current assets and other current liabilities on the Condensed Consolidated Balance Sheets.

PNM has a NMPRC-approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. The table above includes less than $0.1 million in current assets and $0.3 million of current liabilities at June 30, 2018 related to this plan. The offsets to these amounts are recorded as regulatory assets and liabilities on the Condensed Consolidated Balance Sheets. There were no amounts hedged under this plan as of December 31, 2017.

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

	Economic Hedges
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Electric operating revenues	$8	$4,592	$(2)	$7,933
Cost of energy	(8)	(5,286)	4	(5,276)
Total gain	$—	$(694)	$2	$2,657
Commodity contract volume positions are presented in MMBTU for gas related contracts and in MWh for power related contracts. The table below presents PNM’s net buy (sell) volume positions:

	Economic Hedges
	MMBTU	MWh

June 30, 2018	330,000	(51,200)
December 31, 2017	100,000	—
PNM has contingent requirements to provide collateral under commodity contracts having an objectively determinable collateral provision that are in net liability positions and are not fully collateralized with cash. In connection with managing its commodity risks, PNM enters into master agreements with certain counterparties. If PNM is in a net liability position under an agreement, some agreements provide that the counterparties can request collateral if PNM’s credit rating is downgraded; other agreements provide that the counterparty may request collateral to provide it with “adequate assurance” that PNM will perform; and others have no provision for collateral. At June 30, 2018 and December 31, 2017, PNM had $0.2 million and zero of such contracts in a liability position.

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Investment securities are carried at fair value. Investment securities consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners (Note 11). At June 30, 2018 and December 31, 2017, the fair value of investment securities included $292.8 million and $293.7 million for the NDT and $30.3 million and $29.8 million for the mine reclamation trusts.

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

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(In thousands)
Equity securities:
Net gains from equity securities sold	$2,502	$5,330
Net gains (losses) from equity securities still held	(443)	(307)
Total net gains on equity securities	2,059	5,023
Available-for-sale debt securities:
Net gains (losses) on debt securities	(3,729)	(6,405)
Net gains (losses) on investment securities	$(1,670)	$(1,382)

The proceeds and gross realized gains and losses on the disposition of securities held in the NDT and coal mine reclamation trusts are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the (increase)/decrease in realized impairment losses of $(2.6) million and $(3.8) million for the three and six months ended June 30, 2018 and $(0.1) million and $1.0 million for the three and six months ended June 30, 2017.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Proceeds from sales	$167,359	$91,657	$794,088	$358,045
Gross realized gains	$7,549	$7,971	$13,570	$16,617
Gross realized (losses)	$(6,192)	$(2,236)	$(10,869)	$(5,321)
Held-to-maturity securities are those investments in debt securities that the Company has the ability and intent to hold until maturity. At December 31, 2017, PNMR’s held-to-maturity debt securities consisted of the Westmoreland Loan. In May 2018, the full amount owed under the Westmoreland Loan was repaid (Note 11).

The Company has no available-for-sale debt securities for which carrying value exceeds fair value. There are no impairments considered to be “other than temporary” that are included in AOCI and not recognized in earnings.
At June 30, 2018, the available-for-sale debt securities held by PNM, had the following final maturities:

Fair Value
(In thousands)
Within 1 year	$8,883
After 1 year through 5 years	61,875
After 5 years through 10 years	67,445
After 10 years through 15 years	10,102
After 15 years through 20 years	9,574
After 20 years	43,241
$201,120

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value Disclosures
The Company determines the fair values of its derivative and other financial instruments based on the hierarchy established in GAAP, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. GAAP describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company records any transfers between fair value hierarchy levels as of the end of each calendar quarter. There were no transfers between levels during the six months ended June 30, 2018 or the year ended December 31, 2017.

For investment securities, Level 2 and Level 3 fair values are provided by fund managers utilizing a pricing service. For Level 2 fair values, the pricing provider predominantly uses the market approach using bid side market value based upon a hierarchy of information for specific securities or securities with similar characteristics. Fair values of Level 2 investments in mutual funds are equal to net asset value as of year-end. Level 3 investments are comprised of corporate term loans. For commodity derivatives, Level 2 fair values are determined based on market observable inputs, which are validated using multiple broker quotes, including forward price, volatility, and interest rate curves to establish expectations of future prices. Credit valuation adjustments are made for estimated credit losses based on the overall exposure to each counterparty. For the Company’s long-term debt, Level 2 fair values are provided by an external pricing service. The pricing service primarily utilizes quoted prices for similar debt in active markets when determining fair value. The valuation of Level 3 investments requires significant judgment by the pricing provider due to the absence of quoted market values, changes in market conditions, and the long-term nature of the assets. The significant unobservable inputs include the trading multiples of public companies that are considered comparable to the company being valued, company specific issues, estimates of liquidation value, current operating performance and future expectations of performance, changes in market outlook and the financing environment, capitalization rates, discount rates, and cash flows. For the Westmoreland Loan, fair values were determined using an internal valuation model of discounted cash flows that took into consideration discount rates observable for similar types of assets and liabilities. Management of the Company independently verifies the information provided by pricing services.

Items recorded at fair value by PNM on the Condensed Consolidated Balance Sheets are presented below by level of the fair value hierarchy along with gross unrealized gains on investments in available-for-sale securities. Under ASU 2016-01, PNM does not classify its investments in equity instruments as available-for-sale securities beginning January 1, 2018.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Unrealized Gains
	(In thousands)
June 30, 2018
Cash and cash equivalents	$7,850	$7,850	$—	$—
Equity securities:
Corporate stocks, common	35,363	35,363	—	—
Corporate stocks, preferred	6,338	849	5,489	—
Mutual funds and other	72,434	72,434	—	—
Available-for-sale debt securities:
U.S. Government	29,621	22,178	7,443	—	$249
International Government	8,757	—	8,757	—	4
Municipals	43,493	—	43,493	—	157
Corporate and other	119,249	—	116,258	2,991	565
	$323,105	$138,674	$181,440	$2,991	$975

Commodity derivative assets	$4,108	$—	$4,108	$—
Commodity derivative liabilities	(4,430)	—	(4,430)	—
Net	$(322)	$—	$(322)	$—

December 31, 2017
Available-for-sale securities
Cash and cash equivalents	$52,636	$52,636	$—	$—
Equity securities:
Domestic value	40,032	40,032	—	—	$4,011
Domestic growth	35,456	35,456	—	—	3,995
International and other	45,867	42,332	3,535	—	6,810
Fixed income securities:
U.S. Government	34,317	33,645	672	—	273
Municipals	48,076	—	48,076	—	1,225
Corporate and other	67,140	—	67,140	—	1,714
	$323,524	$204,101	$119,423	$—	$18,028

Commodity derivative assets	$4,644	$—	$4,644	$—
Commodity derivative liabilities	(4,738)	—	(4,738)	—
Net	$(94)	$—	$(94)	$—

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of the changes in Level 3 fair value measurements is as follows:

Corporate Debt
(In thousands)
Balance at December 31, 2017	$—
Actual return on assets sold during the period	(4)
Actual return on assets still held at period end	(5)
Purchases	4,011
Sales	(1,011)
Balance at June 30, 2018	$2,991

The carrying amounts and fair values of investments in the Westmoreland Loan, other investments, and long-term debt, which are not recorded at fair value on the Condensed Consolidated Balance Sheets are presented below:

			GAAP Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2018	(In thousands)
PNMR
Long-term debt	$2,594,042	$2,643,276	$—	$2,643,276	$—
Other investments	$373	$373	$373	$—	$—
PNM
Long-term debt	$1,655,760	$1,679,090	$—	$1,679,090	$—
Other investments	$153	$153	$153	$—	$—
TNMP
Long-term debt	$540,327	$566,327	$—	$566,327	$—
Other investments	$220	$220	$220	$—	$—

December 31, 2017
PNMR
Long-term debt	$2,437,645	$2,554,836	$—	$2,554,836	$—
Westmoreland Loan	$56,640	$66,588	$—	$—	$66,588
Other investments	$503	$503	$503	$—	$—
PNM
Long-term debt	$1,657,910	$1,727,135	$—	$1,727,135	$—
Other investments	$283	$283	$283	$—	$—
TNMP
Long-term debt	$480,620	$527,563	$—	$527,563	$—
Other investments	$220	$220	$220	$—	$—

(8)	Stock-Based Compensation

PNMR has various stock-based compensation programs, including stock options, restricted stock, and performance shares granted under the Performance Equity Plan (“PEP”). Although certain PNM and TNMP employees participate in the PNMR plans, PNM and TNMP do not have separate employee stock-based compensation plans. The Company has not awarded stock options since 2010. Certain restricted stock awards are subject to achieving performance or market targets. Other awards of restricted stock are only subject to time vesting requirements. Additional information concerning stock-based compensation under the PEP is contained in Note 13 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K.

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

The stock-based compensation expense related to restricted stock awards without performance or market conditions to participants that are retirement eligible on the grant date is recognized immediately at the grant date and is not amortized. Compensation expense for other such awards is amortized to compensation expense over the shorter of the requisite vesting period or the period until the participant becomes retirement eligible. Compensation expense for performance-based shares is recognized over the performance period as required service is provided and is adjusted periodically to reflect the level of achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees meet their service requirements. At June 30, 2018 and December 31, 2017, PNMR had unrecognized expense related to stock awards of $5.4 million and $3.8 million, which are expected to be recognized over an average of 1.79 and 1.53 years.

PNMR receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options, and a tax deduction for the value of restricted stock at the vesting date. GAAP requires that all excess tax benefits and deficiencies be recorded to tax expense and, when used to reduce income taxes payable, classified as cash flows from operating activities.

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

The following table summarizes the weighted-average assumptions used to determine the awards grant date fair value:

	Six Months Ended June 30,
Restricted Shares and Performance Based Shares	2018	2017
Expected quarterly dividends per share	$0.2650	$0.2425
Risk-free interest rate	2.38%	1.50%

Market-Based Shares
Dividend yield	2.96%	2.67%
Expected volatility	19.12%	20.80%
Risk-free interest rate	2.36%	1.54%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes activity in restricted stock awards, including performance-based and market-based shares, and stock options, for the six months ended June 30, 2018:

	Restricted Stock		Stock Options
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2017	189,045	$31.11	193,441	$9.98
Granted	221,062	$29.65	—	$—
Exercised	(231,735)	$28.37	(107,941)	$8.56
Forfeited	(3,562)	$30.58	—	$—
Expired	—	$—	—	$—
Outstanding at June 30, 2018	174,810	$32.90	85,500	$11.77

PNMR’s stock-based compensation program provides for performance and market targets through 2020. Included as granted and as exercised in the above table are 97,697 previously awarded shares that were earned for the 2015 through 2017 performance measurement period and ratified by the Board in February 2018 (based upon achieving market targets at “target” levels, weighted at 60%, and performance targets at below “target” levels, weighted at 40%). Excluded from the above table are maximums of 138,081, 135,818, and 152,750 shares for the three-year performance periods ending in 2018, 2019, and 2020 that would be awarded if all performance and market criteria are achieved at maximum levels and all executives remain eligible.

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
At June 30, 2018, the aggregate intrinsic value of stock options outstanding, all of which are exercisable, was $2.3 million with a weighted-average remaining contract life of 1.5 years. At June 30, 2018, no outstanding stock options had an exercise price greater than the closing price of PNMR common stock on that date.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides additional information concerning restricted stock activity, including performance-based and market-based shares, and stock options:

	Six Months Ended June 30,
Restricted Stock	2018	2017
Weighted-average grant date fair value	$29.65	$23.06
Total fair value of restricted shares that vested (in thousands)	$8,328	$5,489

Stock Options
Weighted-average grant date fair value of options granted	$—	$—
Total fair value of options that vested (in thousands)	$—	$—
Total intrinsic value of options exercised (in thousands)	$2,968	$1,699

(9)	Financing

The Company’s financing strategy includes both short-term and long-term borrowings. The Company utilizes short-term revolving credit facilities, as well as cash flows from operations, to provide funds for both construction and operating expenditures. Depending on market and other conditions, the Company will periodically sell long-term debt or enter into term loan arrangements and use the proceeds to reduce borrowings under the revolving credit facilities or refinance other debt. Each of the Company’s revolving credit facilities and term loans has contained a single financial covenant, which requires the maintenance of a debt-to-capitalization ratio of less than or equal to 65%, and generally also include customary covenants, events of default, cross default provisions, and change of control provisions. In July 2018, the PNMR Revolving Credit Facility, the PNMR 2016 One-Year Term Loan (as extended), the PNMR 2016 Two-Year Term Loan, and the PNMR Development Revolving Credit Facility were each amended such that PNMR is now required to maintain a debt-to-capitalization ratio of less than or equal to 70%. The debt-to-capitalization ratio requirement remains at less than or equal to 65% for PNM and TNMP agreements. PNM must obtain NMPRC approval for any financing transaction having a maturity of more than 18 months. In addition, PNM files its annual short-term financing plan with the NMPRC. Additional information concerning financing activities is contained in Note 6 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K.

Financing Activities

As discussed in Note 11, NM Capital, a wholly-owned subsidiary of PNMR, entered into a $125.0 million term loan agreement (the “BTMU Term Loan Agreement”) with BTMU, as lender and administrative agent, as of February 1, 2016. The BTMU Term Loan Agreement had a maturity date of February 1, 2021 and bore interest at a rate based on LIBOR plus a customary spread. PNMR, as parent company of NM Capital, guaranteed NM Capital’s obligations to BTMU. NM Capital utilized the proceeds of the BTMU Term Loan Agreement to provide funding of $125.0 million (the “Westmoreland Loan”) to a ring-fenced, bankruptcy-remote, special-purpose entity subsidiary of Westmoreland Coal Company to finance Westmoreland’s purchase of SJCC. See Note 6. The BTMU Term Loan Agreement required that NM Capital utilize all amounts, less taxes and fees, it received under the Westmoreland Loan to repay the BTMU Term Loan Agreement. On May 22, 2018, the full principal outstanding under the Westmoreland Loan of $50.1 million was repaid. NM Capital used a portion of the proceeds to repay all remaining principal of $43.0 million owed under the BTMU Term Loan Agreement. These payments effectively terminated the loan agreements. In addition, PNMR’s guarantee of NM Capital’s obligations was also effectively terminated.

On October 21, 2016, PNMR entered into letter of credit arrangements with JPMorgan Chase Bank, N.A. (the “JPM LOC Facility”) under which letters of credit aggregating $30.3 million were issued to facilitate the posting of reclamation bonds, which SJCC is required to post in connection with permits relating to the operation of the San Juan mine (Note 11).

On July 28, 2017, PNM entered into an agreement (the “PNM 2017 Senior Unsecured Note Agreement”) with institutional investors for the sale of $450.0 million aggregate principal amount of SUNs (the “PNM 2018 SUNs”) offered in private placement transactions. On May 14, 2018, PNM issued $350.0 million of the PNM 2018 SUNs under that agreement and used the proceeds to repay an equal amount of PNM’s 7.95% SUNs that matured on May 15, 2018. On July 31, 2018 PNM issued the remaining

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$100.0 million of the PNM 2018 SUNs and will use the proceeds to repay an equal amount of PNM’s 7.50% SUNs at their maturity on August 1, 2018. The PNM 2017 Senior Unsecured Note Agreement includes customary covenants, including a covenant that requires PNM to maintain a debt-to-capitalization ratio of less than or equal to 65%, customary events of default, including a cross default provision, and covenants regarding parity of financial covenants, liens and guarantees with respect to PNM’s material credit facilities. In the event of a change of control, PNM will be required to offer to prepay the PNM 2018 SUNs at par. PNM will have the right to redeem any or all of the PNM 2018 SUNs prior to their respective maturities, subject to payment of a customary make-whole premium. In accordance with GAAP, aggregate borrowings of $100.0 million under PNM’s 7.95% SUNs due August 1, 2018, are reflected as being long-term in the Condensed Consolidated Balance Sheet at June 30, 2018 since the PNM 2017 Senior Unsecured Note Agreement demonstrates PNM’s ability to re-finance the $100.0 million SUNs on a long-term basis. Information concerning the maturities and interest rates on the PNM 2018 SUNs is as follows:

Funding	Maturity	Principal	Interest
Date	Date	Amount	Rate
		(In millions)

May 14, 2018	May 15, 2023	$55.0	3.15%
May 14, 2018	May 15, 2025	104.0	3.45%
May 14, 2018	May 15, 2028	88.0	3.68%
May 14, 2018	May 15, 2033	38.0	3.93%
May 14, 2018	May 15, 2038	45.0	4.22%
May 14, 2018	May 15, 2048	20.0	4.50%
		350.0
July 31, 2018	August 1, 2028	15.0	3.78%
July 31, 2018	August 1, 2048	85.0	4.60%
		100.0
		$450.0
.

On March 9, 2018, PNMR issued $300.0 million aggregate principal amount of 3.250% SUNs (the “PNMR 2018 SUNs”), which mature on March 9, 2021. The proceeds from the offering were used to repay the $150.0 million PNMR 2015 Term Loan Agreement, and to reduce borrowings under the PNMR Revolving Credit Facility.

On April 9, 2018, PNMR Development deposited $68.2 million with PNM related to potential transmission network interconnections, which is shown as a cash inflow from financing activities on PNM’s Condensed Consolidated Statements of Cash Flows. PNM used the deposit to repay intercompany borrowings. PNM is required to pay interest to PNMR Development to the extent work under the interconnections has not been performed. During the three months ended June 30, 2018, PNM recognized $0.7 million of interest expense under the agreement. At June 30, 2018, PNM’s remaining obligation under the interconnection agreement with PNMR Development of $68.2 million is reflected in other deferred credits on PNM’s Condensed Consolidated Balance Sheets. As required by GAAP, all intercompany transactions related to this deposit have been eliminated on PNMR’s Condensed Consolidated Financial Statements.

On June 28, 2018, TNMP entered into an agreement, under which TNMP issued $60.0 million aggregate principal amount of 3.85% first mortgage bonds, due 2028. On July 25, 2018, TNMP entered into a $20.0 million term loan agreement (the “TNMP 2018 Term Loan Agreement”) that bears interest at a variable rate, which was 2.76% at July 25, 2018, and has a maturity of July 25, 2020. TNMP used the proceeds from these issuances to repay short-term borrowings and for general corporate purposes.

At June 30, 2018, variable interest rates were 2.88% on the $100.0 million PNMR 2016 Two-Year Term Loan, which matures in December 2018, and 2.83% on the $200.0 million PNM 2017 Term Loan Agreement, which matures in January 2019.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Short-term Debt and Liquidity

Currently, the PNMR Revolving Credit Facility has a financing capacity of $300.0 million and the PNM Revolving Credit Facility has a financing capacity of $400.0 million. PNMR and PNM have entered into agreements to extend the maturities of both facilities to October 31, 2022. However, one lender, whose current commitment is $10.0 million under the PNMR Revolving Credit Facility and $40.0 million under the PNM Revolving Credit Facility, did not agree to extend its commitments beyond October 31, 2020. Unless one or more of the other current lenders or a new lender assumes the commitments of the non-extending lender, the financing capacities will be reduced to $290.0 million for the PNMR Revolving Credit Facility and $360.0 million for the PNM Revolving Credit Facility from November 1, 2020 through October 31, 2022. PNM also has the $40.0 million PNM 2017 New Mexico Credit Facility that expires on December 12, 2022. The TNMP Revolving Credit Facility is a $75.0 million revolving credit facility secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds and matures on September 23, 2022. In July 2018, the PNMR Revolving Credit Facility was amended to provide for two one-year extension options, subject to approval by a majority of the lenders.

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

Short-term debt outstanding consisted of:

	June 30,	December 31,
Short-term Debt	2018	2017
	(In thousands)
PNM:
PNM Revolving Credit Facility	$23,600	$39,800
PNM 2017 New Mexico Credit Facility	10,000	—
	33,600	39,800
TNMP Revolving Credit Facility	13,500	—
PNMR:
PNMR Revolving Credit Facility	111,000	165,600
PNMR 2016 One-Year Term Loan (as extended)	100,000	100,000
PNMR Development Revolving Credit Facility	24,500	—
	$282,600	$305,400

At June 30, 2018, the weighted average interest rate was 3.33% for the PNMR Revolving Credit Facility, 3.22% for the PNM Revolving Credit Facility, 3.22% for the PNM 2017 New Mexico Credit Facility, 2.84% for the TNMP Revolving Credit Facility, 3.05% for the PNMR Development Revolving Credit Facility, and 2.89% for the PNMR 2016 One-Year Term Loan (as extended).

In addition to the above borrowings, PNMR, PNM, and TNMP had letters of credit outstanding of $6.5 million, $2.5 million, and $0.1 million at June 30, 2018 that reduce the available capacity under their respective revolving credit facilities. The above table excludes intercompany debt. As of June 30, 2018 and December 31, 2017, PNM had $4.9 million and zero and TNMP had $0.1 million and zero of intercompany borrowings from PNMR.

In 2017, PNMR entered into three separate four-year hedging agreements whereby it effectively established fixed interest rates of 1.926%, 1.823%, and 1.629%, plus customary spreads over LIBOR, subject to change if there is a change in PNMR’s credit rating, for three separate tranches, each of $50.0 million, of its variable rate debt. These hedge agreements are accounted for as cash flow hedges. These hedge agreements had fair value gains totaling $3.7 million at June 30, 2018 that is included in other deferred charges and $1.4 million at December 31, 2017 that is included in other current assets on the Condensed Consolidated

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance Sheets. The fair values were determined using Level 2 inputs under GAAP, including using forward LIBOR curves under the mid-market convention to discount cash flows over the remaining term of the agreement.

At July 25, 2018, PNMR, PNM, TNMP, and PNMR Development had availability of $182.5 million, $388.7 million, $68.7 million, and none under their respective revolving credit facilities, including reductions of availability due to outstanding letters of credit, and PNM had $30.0 million of availability under the PNM New Mexico Credit Facility. Total availability at July 25, 2018, on a consolidated basis, was $669.9 million for PNMR. As of July 25, 2018, PNM and TNMP had borrowings from PNMR under their intercompany loan agreements of $20.0 million and $3.5 million. At July 25, 2018, PNMR, PNM, and TNMP had invested cash of $0.9 million, none, and none.

As described above, PNM entered into the PNM 2017 Senior Unsecured Note Agreement on July 28, 2017 under which PNM issued $100.0 million of PNM 2018 SUNs on July 31, 2018 to repay an equal amount of PNM’s 7.50% SUNs at their maturity on August 1, 2018. The $200.0 million PNM 2017 Term Loan Agreement matures on January 18, 2019. PNM has no other long-term debt due through June 30, 2019. TNMP has $172.3 million of first mortgage bonds that are due in April 2019. The $100.0 million PNMR 2016 One-Year Term Loan (as extended) matures on December 14, 2018 and the $100.0 million PNMR 2016 Two-Year Term Loan matures on December 21, 2018. The $24.5 million PNMR Development Revolving Credit Facility expires on February 25, 2019. Additional information on debt maturities is contained in Note 6 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K.

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

In March 2017, the FASB issued Accounting Standards Update 2017-07 – Compensation - Retirement Benefits (Topic 715) to improve the presentation of net periodic pension and other postretirement benefit costs. Prior to ASU 2017-07, the Company presented all of its net periodic benefit costs, net of amounts capitalized to construction and other accounts, as administrative and general expenses on its statements of earnings. ASU 2017-07 requires the service cost component of net benefit costs be presented in the same line item or items as employees’ compensation. The other components of net periodic benefit cost (the “non-service cost components”) are required to be presented separately from the service cost component and outside of operating income. ASU 2017-07 also limits capitalization of net periodic benefit costs to only the service cost component. ASU 2017-07 requires retrospective presentation of the service and non-service cost components of net periodic benefit costs in the income statement and prospective application regarding the capitalization of only the service cost component of net periodic benefit costs. The Company adopted ASU 2017-07 as of January 1, 2018, its required effective date. In accordance with the standard, the PNM and PNMR Condensed Consolidated Statements of Earnings reflect a reclassification from administrative and general expenses to other (deductions) for the non-service cost components of net periodic benefit costs in the amount of $2.1 million and $4.3 million, net of amounts capitalized prior to the adoption of the standard, in the three and six months ended June 30, 2017. The non-service components of TNMP’s net periodic benefit costs in 2017 were insignificant. The Company believes PNM and TNMP can continue to capitalize the non-service cost components of net periodic benefit costs as regulatory assets and liabilities to the extent attributable to regulated operations. During the three and six months ended June 30, 2018, PNM recorded $1.2 million and $2.1 million of non-service cost as other (deductions), which is net of $0.1 million and $0.3 million deferred as regulatory assets, and TNMP recorded $0.1 million and $0.3 million of non-service cost to other income, which is net of less than $0.1 million and $0.1 million deferred as regulatory liabilities.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM Plans

The following table presents the components of the PNM Plans’ net periodic benefit cost:

	Three Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2018	2017	2018	2017	2018	2017
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$21	$24	$—	$—
Interest cost	6,068	6,727	860	1,006	155	174
Expected return on plan assets	(8,672)	(8,451)	(1,353)	(1,308)	—	—
Amortization of net (gain) loss	4,087	4,001	588	921	90	78
Amortization of prior service cost	(241)	(241)	(416)	(416)	—	—
Net periodic benefit cost	$1,242	$2,036	$(300)	$227	$245	$252

	Six Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2018	2017	2018	2017	2018	2017
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$41	$48	$—	$—
Interest cost	12,135	13,454	1,720	2,013	311	349
Expected return on plan assets	(17,343)	(16,901)	(2,707)	(2,615)	—	—
Amortization of net (gain) loss	8,174	8,003	1,177	1,841	179	157
Amortization of prior service cost	(483)	(483)	(832)	(832)	—	—
Net periodic benefit cost	$2,483	$4,073	$(601)	$455	$490	$506

PNM did not make any contributions to its pension plan trust in the six months ended June 30, 2018 and 2017 and does not anticipate making any contributions to the pension plan in 2018-2021, but expects to contribute $5.5 million in 2022, based on current law, including recent amendments to funding requirements, and estimates of portfolio performance. The funding assumptions were developed using discount rates of 4.0% to 5.1%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional contributions at its discretion. PNM made no contributions to the OPEB trust in the six months ended June 30, 2018 and 2017. PNM does not expect to make any contributions to the OPEB trust in 2018-2022.  Disbursements under the executive retirement program, which are funded by PNM and considered to be contributions to the plan, were $0.4 million and $0.9 million in the three and six months ended June 30, 2018 and $0.4 million and $0.9 million in the three and six months ended June 30, 2017 and are expected to total $1.6 million during 2018 and $5.7 million for 2019-2022.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TNMP Plans

The following table presents the components of the TNMP Plans’ net periodic benefit cost:

	Three Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2018	2017	2018	2017	2018	2017
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$33	$36	$—	$—
Interest cost	656	722	119	139	7	8
Expected return on plan assets	(991)	(945)	(135)	(114)	—	—
Amortization of net (gain) loss	272	231	(56)	(20)	4	2
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost	$(63)	$8	$(39)	$41	$11	$10

	Six Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2018	2017	2018	2017	2018	2017
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$67	$72	$—	$—
Interest cost	1,312	1,443	238	278	15	17
Expected return on plan assets	(1,981)	(1,889)	(271)	(228)	—	—
Amortization of net (gain) loss	544	461	(113)	(40)	8	4
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost	$(125)	$15	$(79)	$82	$23	$21

TNMP did not make any contributions to its pension plan trust in the six months ended June 30, 2018 and 2017 and does not anticipate making any contributions in 2018-2022, based on current law, including recent amendments to funding requirements, and estimates of portfolio performance. The funding assumptions were developed using discount rates of 4.0% to 5.1%. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP made contributions of zero and $0.3 million to the OPEB trust in the three and six months ended June 30, 2018 and zero and $0.7 million in the three and six months ended June 30, 2017. TNMP expects to make no additional contributions to the OPEB trust in 2018 and $1.4 million for 2019-2022. Disbursements under the executive retirement program, which are funded by TNMP and considered to be contributions to the plan, were less than $0.1 million in the three and six months ended June 30, 2018 and 2017 and are expected to total $0.1 million during 2018 and $0.4 million in 2019-2022.

(11)	Commitments and Contingencies

Overview
There are various claims and lawsuits pending against the Company. In addition, the Company is subject to federal, state, and local environmental laws and regulations and periodically participates in the investigation and remediation of various sites. In addition, the Company periodically enters into financial commitments in connection with its business operations. Also, the Company is involved in various legal and regulatory (Note 12) proceedings in the normal course of its business. It is not possible at this time for the Company to determine fully the effect of all litigation and other legal and regulatory proceedings on its financial position, results of operations, or cash flows.

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

PNM estimates that it will incur approximately $57.7 million (in 2016 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a component of fuel expense as the nuclear fuel is consumed. At June 30, 2018 and December 31, 2017, PNM had a liability for interim storage costs of $12.4 million and $12.3 million included in other deferred credits.

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

•
No later than December 31, 2018, and before entering into a binding agreement for post-2022 coal supply for SJGS, PNM will file its position in a NMPRC case to determine the extent to which SJGS should continue serving PNM’s retail customers’ needs after mid-2022 (see Other SJGS Matters below and Note 12)

NEE filed a notice of appeal with the NM Supreme Court of the NMPRC’s December 2015 order alleging that the NMPRC’s decision violated New Mexico statutes and NMPRC regulations because PNM did not adequately consider replacement resources other than those proposed by PNM, the NMPRC did not require PNM to adequately address and mitigate ratepayer risk, the NMPRC unlawfully shifted the burden of proof, and the NMPRC’s decision was arbitrary and capricious.  The parties presented oral argument to the court on January 25, 2017. On March 5, 2018, the NM Supreme Court issued its opinion affirming the NMPRC’s December 2015 order, thereby denying NEE’s appeal. A request for rehearing of the NM Supreme Court’s decision was not filed by the statutory deadline. This matter is now concluded.

NEE Complaint – On March 31, 2016, NEE filed a complaint with the NMPRC against PNM regarding the financing provided by NM Capital to facilitate the sale of SJCC. See Coal Supply below. The complaint alleges that PNM failed to comply

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

with its discovery obligation in the SJGS abandonment case and requests the NMPRC investigate whether the financing transactions could adversely affect PNM’s ability to provide electric service to its retail customers. PNM responded to the complaint on May 4, 2016. On January 31, 2018, NEE filed a motion asking the NMPRC to investigate whether PNM’s relationship with WSJ, in light of Westmoreland’s financial condition, could be harmful to PNM’s customers. PNM responded requesting the NMPRC deny the motion and that NEE’s prior complaint be dismissed. On May 23, 2018, PNM filed its response to the NMPRC staff’s comments requesting additional information about the financing and noting that the Westmoreland Loan was paid in full on May 22, 2018. NEE and NMPRC staff responded on July 16, 2018. NEE continues its request that the NMPRC investigate whether Westmoreland’s financial condition could adversely affect PNM’s customers. The NMPRC staff response requested that PNM provide certain additional information about the financing transactions and stated an order to show cause requested by NEE is not warranted. The NMPRC has taken no further action on NEE’s January 31, 2018 motion or March 31, 2016 complaint. PNM cannot currently predict the outcome of these matters.

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

Other SJGS Matters – Although the SJGS RA results in an agreement among the SJGS participants enabling compliance with current CAA requirements, it is possible that the financial impact of climate change regulation or legislation, other environmental regulations, the result of litigation, and other business considerations, could jeopardize the economic viability of SJGS or the ability or willingness of individual participants to continue participation in the plant. PNM’s 2017 IRP (Note 12) filed with the NMPRC on July 3, 2017 presented resource portfolio plans for scenarios that assumed SJGS will operate beyond the end of the current coal supply agreement that runs through June 30, 2022 (see Coal Supply below) and for scenarios that assumed SJGS will cease operations after mid-2022. The 2017 IRP data shows that retiring SJGS in 2022 would provide long-term cost benefits to PNM’s customers.

The 2017 IRP is not a final determination of PNM’s future generation portfolio.  Retiring PNM’s share of SJGS would require PNM to make a formal abandonment filing with the NMPRC.  The final determination of PNM’s exit from SJGS would be subject to NMPRC review and approval.  PNM would also be required to obtain NMPRC approval of replacement power resources through formal CCN filings. The December 2015 NMPRC order discussed above authorized PNM to acquire 132 MW of SJGS Unit 4 as a New Mexico jurisdictional resource and 65 MW of SJGS Unit 4 as merchant plant. That order also provides that, if SJGS Unit 4 is abandoned with undepreciated investment on PNM’s books, PNM would not be allowed to recover the undepreciated investment of its 132 MW interest. PNM is currently depreciating all its investments in SJGS through 2053, the expected life approved by the NMPRC.  PNM’s undepreciated investment in SJGS at June 30, 2018 was $406.4 million, which includes interests in the 132 MW and the 65 MW of $20.5 million and $10.2 million.  In the event of an early retirement of SJGS, PNM would be exposed to loss of its undepreciated investments in the facility and other costs, including costs associated with coal mine reclamation discussed below, if recovery of these items is not approved by the NMPRC.  The financial impact of early retirement and the NMPRC approval process are influenced by factors outside of PNM’s control, including the economic impact of a potential SJGS abandonment on the area surrounding the plant and related mine, as well as overall political and economic conditions in New Mexico. Because of the uncertainty in obtaining the required approvals, PNM is unable to predict the outcome of this matter.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Four Corners

On August 6, 2012, EPA issued its Four Corners FIP with a final BART determination for Four Corners. The rule included two compliance alternatives. On December 30, 2013, APS notified EPA that the Four Corners participants selected the alternative that required APS to permanently close Units 1, 2, and 3 by January 1, 2014 and install selective catalytic reduction technology (“SCR”) post-combustion NOx controls on each of Units 4 and 5 by July 31, 2018. Installation of SCRs on Four Corners Unit 5 was completed in March 2018 and the installation on Unit 4 was completed in June 2018. PNM owns a 13% interest in Units 4 and 5, but had no ownership interest in Units 1, 2, and 3, which were shut down by APS on December 30, 2013. For particulate matter emissions, EPA is requiring Units 4 and 5 to meet an emission limit of 0.015 lbs/MMBTU and the plant to meet a 20% opacity limit, both of which are achievable through operation of the existing baghouses. Although unrelated to BART, the final BART rule also imposes a 20% opacity limitation on certain fugitive dust emissions from Four Corners’ coal and material handling operations.
PNM estimates its share of costs for post-combustion controls at Four Corners Units 4 and 5 to be up to $89.5 million, including amounts incurred through June 30, 2018 and PNM’s AFUDC. See Note 17 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K and Note 12 for a discussion of the treatment of these costs in PNM’s NM 2016 Rate Case.

The agreements governing the operation of Four Corners and its coal supply expire in 2031. The Four Corners participants’ obligations to comply with EPA’s final BART determinations, coupled with the financial impact of climate change regulation or legislation, other environmental regulations, and other business or regulatory considerations, could jeopardize the economic viability of Four Corners or the ability of individual participants to continue their participation in Four Corners.

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

On October 10, 2017, EPA issued a NOPR proposing to repeal the Clean Power Plan and filed its status report with the court requesting the case be held in abeyance until the completion of the rulemaking on the proposed repeal. The NOPR proposes a legal interpretation concluding that the Clean Power Plan exceeds EPA’s statutory authority. Under the proposed interpretation, Section 111(d) limits EPA’s authority to adopt performance standards to only those physical and operational changes that can be implemented within an individual source. Therefore, measures in the Clean Power Plan that would require power generators to change their energy portfolios by shifting generation from coal to gas and from fossil fuel to renewable energy exceed EPA’s statutory authority. The NOPR was published in the Federal Register on October 16, 2017 and comments were due by April 26, 2018. Any final rule will be subject to judicial review. In a separate but related action, on December 28, 2017, EPA published the Advance Notice of Proposed Rulemaking for replacement of the Clean Power Plan. On December 18, 2017, EPA released an advanced NOPR addressing GHG guidelines for existing electric utility generating units. Comments to EPA’s new rule were due by February 26, 2018. On July 9, 2018, EPA submitted a proposed rule titled “State Guidelines for Greenhouse Gas Emissions from Existing Electric Utility Generating Units” to the United States Office of Management and Budget for interagency review.

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

On April 18, 2018, EPA published the final rule to retain the current primary health-based NOx standards of which NO2 is the constituent of greatest concern and is the indicator for the primary NAAQS. EPA concluded that the current 1-hour and annual primary NO2 standards are requisite to protect public health with an adequate margin of safety. The rule became effective on May 18, 2018.

On May 13, 2014, EPA released the draft data requirements rule for the 1-hour SO2 NAAQS, which directs state and tribal air agencies to characterize current air quality in areas with large SO2 sources to identify maximum 1-hour SO2 concentrations. This characterization would result in these areas being designated as attainment, nonattainment, or unclassified for compliance

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

with the 1-hour SO2 NAAQS.  On March 2, 2015, the United States District Court for the Northern District of California approved a settlement that imposed deadlines for EPA to identify areas that violate the NAAQS standards for 1-hour SO2 emissions. The settlement resulted from a lawsuit brought by Earthjustice on behalf of the Sierra Club and the Natural Resources Defense Council under the CAA. The consent decree required that: (1) within 16 months of the consent decree entry, EPA must issue area designations for areas containing non-retiring facilities that either emitted more than 16,000 tons of SO2 in 2012 or emitted more than 2,600 tons with an emission rate of 0.45 lbs/MMBTU or higher in 2012; (2) by December 2017, EPA must issue designations for areas for which states have not adopted a new monitoring network under the proposed data requirements rule; and (3) by December 2020, EPA must issue designations for areas for which states have adopted a new monitoring network under the proposed data requirements rule.  SJGS and Four Corners SO2 emissions are below the thresholds set forth in (1) above. EPA regions sent letters to state environmental agencies explaining how EPA plans to implement the consent decree.  The letters outline the schedule that EPA expects states to follow in moving forward with new SO2 non-attainment designations. NMED did not receive a letter.

On August 11, 2015, EPA released the Data Requirements Rule for SO2, telling states how to model or monitor to determine attainment or nonattainment with the new 1-hour SO2 NAAQS.  On June 3, 2016, NMED notified PNM that air quality modeling results indicated that SJGS was in compliance with the standard. In January 2017, NMED submitted their formal modeling report regarding attainment status to EPA. The modeling indicated that no area in New Mexico exceeds the 1-hour SO2 standard. On June 27, 2018, NMED submitted the first annual report for SJGS as required by the Data Requirements Rule. The report recommends that no further modeling is warranted at this time due to decreased SO2 emissions.

On May 14, 2015, PNM received an amendment to its NSR air permit for SJGS, which reflects the revised state implementation plan for regional haze BART and requires the installation of SNCRs as described above. The revised permit also requires the reduction of SO2 emissions to 0.10 pound per MMBTU on SJGS Units 1 and 4 and the installation of BDT equipment modifications for the purpose of reducing fugitive emissions, including NOx, SO2, and particulate matter. These reductions help SJGS meet the NAAQS for these constituents. The BDT equipment modifications were installed at the same time as the SNCRs, in order to most efficiently and cost effectively conduct construction activities at SJGS. See Regional Haze – SJGS above.

On May 29, 2018, EPA released a proposed rule that would retain the primary health-based NAAQS for SOx. EPA is proposing to retain the current 1-hour standard for SO2, which is 75 parts per billion (“ppb”), based on the 3-year average of the 99th percentile of daily maximum 1-hour SO2 concentrations.  SO2 is the most prevalent SOx compound and is used as the indicator for the primary SOx NAAQS.

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

On February 25, 2016, EPA released guidance on area designations for ozone, which states used to determine their initial designation recommendations by October 1, 2016. On June 6, 2017, the EPA Administrator sent letters to state governors announcing that EPA was extending, by one year, the deadline for promulgating area designations. However, on August 2, 2017, the Trump

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Administration reversed the decision to extend the deadline to issue area designations, thereby requiring EPA to issue designations for ozone attainment areas by October 1, 2017.

On November 6, 2017, EPA released a final rule establishing some, but not all, initial area designations.  In that final rule, San Juan County, New Mexico, where SJGS and Four Corners are located, is designated as attainment/unclassifiable. The only county in New Mexico designated as non-attainment is Dona Ana County.  On April 30, 2018, EPA completed additional area designations for the 2015 ozone standards. In a related matter, EPA published a final rule on March 9, 2018 establishing air quality thresholds that define the classifications assigned to all nonattainment areas for ozone NAAQS. The final rule also establishes the timing of attainment dates for each nonattainment area classification, which are marginal, moderate, serious, severe, or extreme. The rule became effective May 8, 2018.

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

Of the fifteen claims for relief in the WEG Petition, two concerned SJCC’s San Juan mine. WEG’s allegations concerning the San Juan mine arise from OSM administrative actions in 2008. SJCC intervened in this matter. The court granted SJCC’s motion to sever its claims from the lawsuit and transfer venue to the NM District Court. In July 2016, OSM filed a Motion for Voluntary Remand to allow the agency to conduct a new environmental analysis. On August 31, 2016, the court entered an order remanding the matter to OSM for the completion of an EIS by August 31, 2019. The court ruled that mining operations may continue in the interim and the litigation is administratively closed. If OSM does not complete the EIS within the time frame provided, the court will order immediate vacatur of the mining plan at issue absent a further court order based on good cause shown. On March 22, 2017, OSM issued its Notice of Intent to initiate the public scoping process and prepare an EIS for the project. The Notice of Intent provided that, in addition to analyzing the environmental effects of the mining project, the EIS will also analyze the indirect effects of coal combustion at SJGS. The public comment period ended on May 8, 2017 and the EIS resource data submittal phase was completed in November 2017. The draft EIS was made available in May 2018. Public comments were due on July 9, 2018. PNM cannot currently predict the outcome of this matter.
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
Cooling Water Intake Structures
EPA signed its final cooling water intake structures rule on May 16, 2014, which establishes national standards for certain cooling water intake structures at existing power plants and other facilities under the Clean Water Act to protect fish and other aquatic organisms by minimizing impingement mortality (the capture of aquatic wildlife on intake structures or against screens) and entrainment mortality (the capture of fish or shellfish in water flow entering and passing through intake structures). The final rule became effective October 14, 2014.
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
On May 23, 2018, several environmental groups sued EPA Region IX in the Ninth Circuit Court over EPA’s failure to timely reissue the Four Corners NPDES permit. The petitioners asked the court to issue a writ of mandamus compelling EPA Region IX to take final action on the pending NPDES permit by a reasonable date. EPA subsequently reissued the NPDES permit on June 12, 2018. The permit does not contain conditions related to the cooling water intake structure rule as EPA determined that the facility has achieved BTA for both impingement and entrainment by operating a closed-cycle recirculation system and no additional conditions are necessary. On July 16, 2018, several environmental groups filed a petition for review with the EPA’s Environmental Appeals Board concerning the reissued permit. The environmental groups alleged that the permit was reissued in contravention of several requirements under the Clean Water Act and does not contain required provisions concerning certain revised effluent limitation guidelines, existing-source regulations governing cooling-water intake structures, and effluent limits for surface seepage and subsurface discharges from coal-ash disposal facilities. The coalition is seeking to have the permit remanded to EPA for revision to address these allegations. PNM cannot predict the outcome of this matter.

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

EPA signed the final Steam Electric Effluent Guidelines rule on September 30, 2015. The final rule, which became effective on January 4, 2016, phases in the new, more stringent requirements in the form of effluent limits for arsenic, mercury, selenium, and nitrogen for wastewater discharged from wet scrubber systems and zero discharge of pollutants in ash transport water that

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

must be incorporated into plants’ NPDES permits. Each plant must comply between 2018 and 2023 depending on when it needs a new or revised NPDES permit.

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

EPA reissued an NPDES permit for Four Corners on June 12, 2018. EPA determined that the guidelines in the 2015 rule are not applicable to this permit because the effective dates of the 2015 effluent guidelines rule were extended. Four Corners may be required to change equipment and operating practices affecting boilers and ash handling systems, as well as change its waste disposal techniques, during the next NPDES permit renewal for Four Corners, which will be in 2023. See Cooling Water Intake Structures above. PNM is unable to predict the outcome of these matters or a range of the potential costs of compliance.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effective December 22, 2015, PNM and NMED entered into a memorandum of understanding to address changing groundwater quality conditions at the site. Under the memorandum, PNM will continue hydrocarbon investigation of the site under the supervision of NMED and qualified costs of the work will be eligible for payment through the New Mexico Corrective Action Fund (“CAF”), which is administered by the NMED Petroleum Storage Tank Bureau. Among other things, money in the CAF is available to NMED to make payments to or on behalf of owners and operators for corrective action taken in accordance with statutory and regulatory requirements to investigate, minimize, eliminate, or clean up a release. PNM’s work plan and cost estimates for specific groundwater investigation tasks were approved by the Petroleum Storage Tank Bureau. PNM submitted a monitoring plan consisting of a compilation of the data associated with monitoring activities conducted under the CAF to NMED on October 3, 2016. PNM completed all CAF-related work associated with the monitoring plan and received NMED’s approval. PNM’s contractor prepared a scope of work, which PNM and NMED approved, for the installation of additional monitoring wells and additional sampling of certain existing monitoring wells at the site. These activities were completed in June 2018. A second work plan for the next phase of work, which will include the installation of 19 additional monitoring wells, was submitted to the NMED. Work is expected to be completed in early 2019. Qualified costs of this work are eligible for payment through the CAF.

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

EPA’s final coal ash rule, which became effective on October 19, 2015, included a non-hazardous waste determination for coal ash. The rule sets minimum criteria for existing and new CCB landfills and existing and new CCB surface impoundments and all lateral expansions consisting of location restrictions, design and operating criteria; groundwater monitoring and corrective action; closure requirements and post closure care; and recordkeeping, notification, and internet posting requirements.

Because the rule is promulgated under Subtitle D of RCRA, it does not require regulated facilities to obtain permits, does not require the states to adopt and implement the rules, and is not within EPA’s enforcement jurisdiction. Instead, the rule’s compliance mechanism is for a state or citizen group to bring a RCRA citizen suit in federal district court against any facility that is alleged to be in non-compliance with the requirements.

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

Pursuant to a June 24, 2016 order by the DC Circuit in litigation by industry and environmental groups challenging EPA’s CCB regulations, EPA is required to complete a rulemaking proceeding by June 2019 to address specific technical issues related to the handling of CCBs. On March 15, 2018, EPA proposed its Phase I Remand Rule that includes potential revisions to provide site-specific, risk-based tailoring of groundwater monitoring, corrective action and location restriction requirements of the CCB rule. On June 12, 2018, EPA sent a final CCB revision “fast-track” rule to OMB, which has 90 days to review the rule. The rule only addresses some provisions from the proposed rule released in March 2018. A rule with more substantive changes is expected to follow.

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

As indicated above, CCBs at Four Corners are currently disposed of in ash ponds and dry storage areas. The CCB rule requires ongoing, phased groundwater monitoring. By October 17, 2017, utilities that own or operate CCB disposal units, such as those at Four Corners must have collected sufficient groundwater sampling data to initiate a detection monitoring program.  To the extent that certain threshold constituents are identified through this initial detection monitoring at levels above the CCB rule’s standards, the rule required the initiation of an assessment monitoring program by April 15, 2018.  If this assessment monitoring program reveals concentrations of certain constituents above the CCB rule standards that trigger remedial obligations, a corrective measures evaluation must be completed by April 2019. Depending upon the results of such groundwater monitoring and data evaluations, Four Corners may be required to take corrective actions, including the closure of certain CCB disposal units, the costs of which cannot be reasonably estimated at this time.

Other Commitments and Contingencies
Coal Supply
SJGS
The coal requirements for SJGS are supplied by SJCC. SJCC holds certain federal, state, and private coal leases. In addition to coal delivered to meet the current needs of SJGS, PNM has prepaid SJCC for certain coal mined but not yet delivered to the plant site. At June 30, 2018 and December 31, 2017, prepayments for coal (including amounts purchased from the exiting SJGS participants discussed below), which are included in other current assets, amounted to $26.3 million and $26.3 million. Additional information concerning the coal supply for SJGS is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K.
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

PNM has the option to extend the SJGS CSA, subject to negotiation of the term of the extension and compensation to the miner. In order to extend, the SJGS CSA provides that PNM must give written notice of that intent by July 1, 2018 and the parties must agree to the terms of the extension by January 1, 2019. In addition, the SJPPA obligates each SJGS participant to provide notice to the other participants whether they wish to extend the terms of the SJPPA and the SJGS CSA beyond June 30, 2022. Los Alamos, UAMPS, and Tucson provided notice of their intent to exit SJGS in 2022. Farmington gave notice that it wishes to continue SJGS operations and to extend the terms of both agreements. PNM gave preliminary notice to the other participants that, based on updated coal pricing and other relevant information, PNM does not wish to extend the terms of the SJPPA or the SJGS CSA beyond June 30, 2022. PNM is continuing to analyze the permanent retirement of SJGS in 2022, including plant decommissioning and related coal mine reclamation. The final determination of PNM’s exit from SJGS is subject to NMPRC approval in a formal abandonment proceeding (Note 12). Due to Farmington’s stated interest in continuing SJGS operations beyond 2022, PNM and Westmoreland agreed to extend the July 1, 2018 notice deadline to December 1, 2018.

On March 17, 2018, a coal silo used to supply fuel to SJGS Unit 1 collapsed resulting in an outage. Repairs necessary to return Unit 1 to service were completed by July 5, 2018. See Note 12. PNM notified Westmoreland that this event constituted a “force majeure” under the SJGS CSA and that PNM would be unable to satisfy its minimum obligations to purchase coal for Unit 1 as a result of the event. PNM indicated the obligation to take coal for Unit 1 should be reduced by approximately 113,000 tons, but reserved the right to claim additional reductions related to the event.

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

In support of the closing under the Stock Purchase Agreement and to facilitate PNM customer savings, NM Capital, a wholly-owned subsidiary of PNMR, provided funding of $125.0 million (the “Westmoreland Loan”) to Westmoreland San Juan, LLC (“WSJ”), a ring-fenced, bankruptcy-remote, special-purpose entity subsidiary of Westmoreland, to finance WSJ’s purchase of the stock of SJCC (including an insignificant affiliate) under the Stock Purchase Agreement. NM Capital provided the $125.0 million financing to WSJ by first entering into a $125.0 million term loan agreement (the “BTMU Term Loan Agreement”) with BTMU, as lender and administrative agent. The BTMU Term Loan Agreement became effective as of February 1, 2016, had a maturity date of February 1, 2021, and bore interest at a rate based on LIBOR plus a customary spread. In connection with the BTMU Term Loan Agreement, PNMR, as parent company of NM Capital, guaranteed NM Capital’s obligations to BTMU.

The Westmoreland Loan was a $125.0 million loan agreement among NM Capital, as lender, WSJ, as borrower, and SJCC and its affiliate, as guarantors. The Westmoreland Loan became effective as of February 1, 2016 and had a maturity date of February 1, 2021. The interest rate on the Westmoreland Loan escalated over time and was 9.25% plus LIBOR for the period from February 1, 2017 through January 31, 2018 and 12.25% plus LIBOR beginning February 1, 2018. WSJ paid principal and interest quarterly to NM Capital in accordance with an amortization schedule. In addition, the Westmoreland Loan required that all cash flows of WSJ, in excess of normal operating expenses, capital additions, and operating reserves, be utilized for principal and interest payments under the loan until it was fully repaid. The Westmoreland Loan was secured by the assets of and the equity interests in SJCC and its affiliate. The Westmoreland Loan also included customary representations and warranties, covenants, and events of default. There were no prepayment penalties. See Note 6.

On May 22, 2018, the full principal outstanding under the Westmoreland Loan of $50.1 million was repaid. NM Capital used a portion of the proceeds to repay all remaining principal of $43.0 million owed under the BTMU Term Loan Agreement.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

These payments effectively terminated the loan agreements. In addition, PNMR’s guarantee of NM Capital’s obligations was also effectively terminated.

In connection with certain mining permits relating to the operation of the San Juan mine, SJCC is required to post reclamation bonds of $118.7 million with the NMMMD. In order to facilitate the posting of reclamation bonds by sureties on behalf of SJCC, PNMR entered into letter of credit arrangements with a bank under which letters of credit aggregating $30.3 million have been issued.

Four Corners
APS purchases all of Four Corners’ coal requirements from NTEC, an entity owned by the Navajo Nation, under a coal supply contract (the “Four Corners CSA”) that expires in 2031. The coal comes from reserves located within the Navajo Nation. NTEC has contracted with Bisti Fuels Company, LLC, a subsidiary of The North American Coal Corporation, for management and operation of the mine. The contract provides for pricing adjustments over its term based on economic indices. The average coal price per ton under the contract was approximately 51% higher in the twelve months ended June 30, 2017 than in the twelve months ended June 30, 2016. In the twelve months ended June 30, 2018, the average coal price per delivered ton increased approximately 6.9% over the 2017 prices. As discussed below, the Four Corners CSA has been amended. PNM’s share of the coal costs is being recovered through the FPPAC.
Four Corners Coal Supply Arbitration – The owners of Four Corners are obligated to purchase a specified minimum amount of coal each contract year and to pay for any shortfall below the minimum amount, except when caused by “uncontrollable forces” as defined in the Four Corners CSA.  On June 13, 2017, APS received a demand for arbitration from NTEC in connection with the Four Corners CSA.  NTEC originally sought a declaratory judgment to support its interpretation of a provision regarding uncontrollable forces in the agreement relating to the annual minimum quantities of coal to be purchased by the Four Corners owners. NTEC also alleged a shortfall in those purchases for the initial contract year, which ended June 30, 2017.  On September 20, 2017, NTEC amended its demand for arbitration removing the request for a declaratory judgment. On June 29, 2018, a settlement was reached for the disputed shortfall during the period July 7, 2016 through February 28, 2018. PNM’s share of the settlement payment made to NTEC by the Four Corners owners was $4.9 million. PNM share of the shortfall for the guaranteed minimum purchase of coal for the period March 1, 2018 through June 30, 2018 is $1.4 million. The arbitration was dismissed on July 9, 2018. PNM anticipates that substantially all of the amount it is required to pay under this settlement agreement will be collected through the FPPAC.

Contemporaneous with the execution of the settlement agreement, the Four Corners owners and NTEC amended the Four Corners CSA. The amendments reduce required take-or-pay volumes and the base price of coal. The amendments do not extend the term of the Four Corners CSA beyond its current July 6, 2031 expiration date.
Coal Mine Reclamation
As indicated under Coal Combustion Byproducts Waste Disposal above, SJGS currently disposes of CCBs in the surface mine pits adjacent to the plant and Four Corners disposes of CCBs in ash ponds and dry storage areas. As discussed in Note 16 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K, in conjunction with the shutdown of SJGS Units 2 and 3 to comply with the BART requirements of the CAA, the SJGS participants requested that the coal mine reclamation study for SJGS be updated as of December 31, 2016. That reclamation cost estimate reflects the terms of the new reclamation services agreement with Westmoreland and continuation of mining operations through 2053, as well as the anticipated impacts of the shutdown of SGS Units 2 and 3 on December 31, 2017. The current estimate for decommissioning the mine serving Four Corners reflects the operation of the mine through 2031, the term of the Four Corners CSA.
Based on the 2016 estimates and PNM’s current ownership share of SJGS, PNM’s remaining payments as of June 30, 2018 for mine reclamation, in future dollars, are estimated to be $98.5 million for the surface mines at both SJGS and Four Corners and $127.1 million for the underground mine at SJGS. At June 30, 2018 and December 31, 2017, liabilities, in current dollars, of $40.5 million and $41.4 million for surface mine reclamation and $15.4 million and $14.7 million for underground mine reclamation were recorded in other deferred credits.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As discussed in Note 12, PNM filed its 2017 IRP on July 3, 2017. The conclusions contained in the 2017 IRP indicate that it would be cost beneficial to PNM’s customers for PNM to retire its SJGS capacity in 2022 and for PNM to exit its ownership interest in Four Corners in 2031. The 2017 IRP is not a final determination of PNM’s future generation portfolio. Retiring PNM’s share of SJGS capacity and exiting Four Corners would require NMPRC approval of abandonment filings, which PNM would make at appropriate times in the future. In the event of the abandonment of those facilities, PNM would be required to remeasure its liability for coal mine reclamation to reflect that reclamation activities would occur sooner than currently anticipated. The remeasurement would likely result in a significant increase in PNM’s liability for SJGS mine reclamation due to an increase in the amount of fill dirt required to remediate the mine areas, thereby increasing the overall reclamation costs. PNM would be exposed to loss if recovery of the additional costs is not approved by the NMPRC in connection with the NMPRC approvals indicated above. The amount of the increase in the liability would depend on the timing of those approvals and other regulatory actions, as well estimates made at that time of the costs to perform the future reclamation activities, including the then current inflation and discount rates. Preliminary calculations indicate the increase in PNM’s liability for SJGS mine reclamation as of December 31, 2017 would be approximately $35 million for the surface mine and $5 million for the underground mine. PNM would record a regulatory asset for amounts recoverable from ratepayers under existing or future orders of the NMPRC and amounts not recoverable would be expensed. PNM cannot predict what actions the NMPRC might take.

Under the terms of the SJGS CSA, PNM and the other SJGS owners are obligated to compensate SJCC for all reclamation costs associated with the supply of coal from the San Juan mine. The SJGS owners entered into a reclamation trust funds agreement to provide funding to compensate SJCC for post-term reclamation obligations. As part of the restructuring of SJGS ownership (see SJGS Ownership Restructuring Matters above), the SJGS owners negotiated the terms of an amended agreement to fund post-term reclamation obligations under the CSA. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable reclamation trust, and periodically deposit funds into the reclamation trust for the owner’s share of the mine reclamation obligation. Deposits, which are based on funding curves, must be made on an annual basis. As part of the restructuring of SJGS ownership discussed above, the SJGS participants agreed to adjusted interim trust funding levels. PNM funded $5.8 million in 2017. Based on PNM’s reclamation trust fund balance at June 30, 2018, the current funding curves indicate PNM’s required contributions to its reclamation trust fund would be $7.2 million in 2018, $8.7 million in 2019, and $9.2 million in 2020.
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
For SJGS and Four Corners, PNM and APS have negotiated an agreement with the more senior water rights holders (tribes, municipalities, and agricultural interests) in the San Juan basin to mutually share the impacts of water shortages with tribes and other water users in the San Juan basin. The agreement to share shortages in 2017 through 2020 has been endorsed by the parties and is being reviewed by the New Mexico Office of the State Engineer.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

San Juan River Adjudication
In 1975, the State of New Mexico filed an action in NM District Court to adjudicate all water rights in the San Juan River Stream System, including water used at Four Corners and SJGS. PNM was made a defendant in the litigation in 1976. In March 2009, then President Obama signed legislation confirming a 2005 settlement with the Navajo Nation. Under the terms of the settlement agreement, the Navajo Nation’s water rights would be settled and finally determined by entry by the court of two proposed adjudication decrees.  The court issued an order in August 2013 finding that no evidentiary hearing was warranted in the Navajo Nation proceeding and, on November 1, 2013, issued a Partial Final Judgment and Decree of the Water Rights of the Navajo Nation approving the proposed settlement with the Navajo Nation. Several parties filed a joint motion for a new trial, which was denied by the court. A number of parties subsequently appealed to the New Mexico Court of Appeals. PNM entered its appearance in the appellate case. On April 3, 2018, the New Mexico Court of Appeals issued an order affirming the decision of the NM District Court. Several parties filed motions requesting a rehearing with the New Mexico Court of Appeals seeking clarification of the order, which were denied. Petitions have been filed with the NM Supreme Court regarding denial of those motions. The petitions are in the process of being briefed. The court has not yet taken any action in response to these motions. Adjudication of non-Indian water rights is ongoing.
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
Rights-of-Way Matter

On January 28, 2014, the County Commission of Bernalillo County, New Mexico passed an ordinance requiring utilities to enter into a use agreement and pay a yet-to-be-determined fee as a condition to installing, maintaining, and operating facilities on county rights-of-way. The fee is purported to compensate the county for costs of administering and maintaining the rights-of-way, as well as for capital improvements. On February 27, 2014, PNM and other utilities filed a Complaint for Declaratory and Injunctive Relief in the United States District Court for the District of New Mexico challenging the validity of the ordinance. The court denied the utilities’ motion for judgment. The court further granted the County’s motion to dismiss the state law claims. The utilities filed an amended complaint reflecting the two federal claims remaining before the federal court. The utilities also filed a complaint in Bernalillo County, New Mexico District Court reflecting the state law counts dismissed by the federal court. In subsequent briefing in federal court, the county filed a motion for judgment on one of the utilities’ claims, which was granted by the court, leaving a claim regarding telecommunications service as the remaining federal claim. On January 4, 2016, the utilities filed an Application for Interlocutory Appeal from the state court, which was denied. On March 28, 2017, the utilities filed a Writ of Certiorari with the NM Supreme Court, which was denied. The matter is proceeding in NM District Court. The utilities and Bernalillo County reached a standstill agreement whereby the county would not take any enforcement action against the utilities pursuant to the ordinance during the pendency of the litigation, but not including any period for appeal of a judgment, or upon 30 days written notice by either the county or the utilities of their intention to terminate the agreement. If the challenges to the ordinance are unsuccessful, PNM believes any fees paid pursuant to the ordinance would be considered franchise fees and would be recoverable from customers. PNM is unable to predict the outcome of this matter or its impact on PNM’s operations.
Navajo Nation Allottee Matters

In September 2012, 43 landowners filed a notice of appeal with the BIA appealing a March 2011 decision of the BIA Regional Director regarding renewal of a right-of-way for a PNM transmission line. The landowners claim to be allottees, members of the Navajo Nation, who pursuant to the Dawes Act of 1887, were allotted ownership in land carved out of the Navajo Nation and allege that PNM is a rights-of-way grantee with rights-of-way across the allotted lands and are either in trespass or have paid insufficient fees for the grant of rights-of-way or both.  The allottees generally allege that they were not paid fair market value for the right-of-way, that they were denied the opportunity to make a showing as to their view of fair market value, and thus denied due process. The allottees filed a motion to dismiss their appeal with prejudice, which was granted in April 2014. Subsequent to

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the dismissal, PNM received a letter from counsel on behalf of what appears to be a subset of the 43 landowner allottees involved in the appeal, notifying PNM that the specified allottees were revoking their consents for renewal of right of way on six specific allotments.  On January 22, 2015, PNM received a letter from the BIA Regional Director identifying ten allotments with rights-of-way indicating that certain renewals were not approved by the BIA because the previous consent obtained by PNM was later revoked, prior to BIA approval, by the majority owners of the allotments. It is the BIA Regional Director’s position that PNM must re-obtain consent from these landowners. On July 13, 2015, PNM filed a condemnation action in NM District Court regarding the approximately 15.49 acres of land at issue. On December 1, 2015, the court ruled that PNM could not condemn two of the five allotments at issue based on the Navajo Nation’s fractional interest in the land. PNM filed a motion for reconsideration of this ruling, which was denied. On March 31, 2016, the Tenth Circuit granted PNM’s petition to appeal the December 1, 2015 ruling. On September 18, 2015, the allottees filed a separate complaint against PNM for federal trespass. Both matters have been consolidated. Oral argument before the Tenth Circuit was heard on January 17, 2017. On May 26, 2017, the Tenth Circuit affirmed the district court. On July 8, 2017, PNM filed a Motion for Reconsideration en banc with the Tenth Circuit, which was denied. The NM District Court stayed the case based on the Navajo Nation’s acquisition of interests in two additional allotments and the unresolved ownership of the fifth allotment due to the owner’s death. On November 20, 2017, PNM filed its Petition for Writ of Certiorari with the US Supreme Court. On April 30, 2018, the US Supreme Court declined to hear PNM’s Petition for Writ of Certiorari. The underlying litigation continues in the NM District Court.
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

•
Disallowing recovery of the entire $163.3 million purchase price for the January 15, 2016 purchases of the assets underlying three leases of portions of PVNGS Unit 2 (Note 13); the August 2016 RD proposed that power from the previously leased assets, aggregating 64.1 MW of capacity, be dedicated to serving New Mexico retail customers with those customers being charged for the costs of fuel and operating and maintenance expenses (other than property taxes, which were $0.8 million per year when the August 2016 RD was issued), but the customers would not bear any capital or depreciation costs other than those related to improvements made after the date of the original leases

•
Disallowing recovery from retail customers of the rent expense, which aggregates $18.1 million per year, under the four leases of capacity in PVNGS Unit 1 that were extended for eight years beginning January 15, 2015 and the one lease of capacity in PVNGS Unit 2 that was extended for eight years beginning January 15, 2016 (Note 13) and related property taxes, which were $1.5 million per year when the August 2016 RD was issued; the August 2016 RD proposed that power from the leased assets, aggregating 114.6 MW of capacity, be dedicated to serving New Mexico retail customers with those customers being charged for the costs of fuel and operating and maintenance expense, except that customers would not bear rental costs or property taxes

•
Disallowing recovery of the costs of converting SJGS Units 1 and 4 to BDT, which is required by the NSR permit for SJGS, (Note 11); PNM’s share of the costs of installing the BDT equipment was $52.3 million of which $40.0 million was included in rate base in PNM’s rate request

•	Disallowing recovery of $4.5 million of amounts recorded as regulatory assets and deferred charges

The August 2016 RD recommended that the NMPRC find PNM was imprudent in the actions taken to purchase the previously leased 64.1 MW of capacity in PVNGS Unit 2, extending the leases for 114.6 MW of capacity of PVNGS Units 1 and 2, and installing the BDT equipment on SJGS Units 1 and 4. The August 2016 RD also proposed that all fuel costs be removed from base rates and be recovered through the FPPAC. In addition, the August 2016 RD would remove recovery of the costs of power obtained from New Mexico Wind from the FPPAC and include recovery of those costs through PNM’s renewable energy rider discussed below. The August 2016 RD recommended continuation of the renewable energy rider and certain aspects of PNM’s proposals regarding rate design, but would not approve certain other rate design proposals or PNM’s request for a revenue decoupling pilot program. The August 2016 RD proposed approving PNM’s proposals for revised depreciation rates (except the August 2016 RD would require depreciation on Four Corners be calculated based on a 2041 life rather than the 2031 life proposed by PNM), the inclusion of construction work in progress in rate base, and ratemaking treatment of the “prepaid pension asset.” The August 2016 RD proposed retail customers receive 100% of the New Mexico jurisdictional portion of revenues from “refined coal” (a third-party pre-treatment process) at SJGS. The August 2016 RD did not preclude PNM from supporting the prudence of the PVNGS purchases and lease renewals in its next general rate case and seeking recovery of those costs. PNM disagreed with many of the key conclusions reached by the Hearing Examiner in the August 2016 RD and filed exceptions to defend its prudent utility investments. Other parties also filed exceptions to the August 2016 RD.

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

On September 30, 2016, PNM filed a notice of appeal with the NM Supreme Court regarding the order in the NM 2015 Rate Case. Subsequently, NEE, NMIEC, and ABCWUA filed notices of cross-appeal to PNM’s appeal. On October 26, 2016, PNM filed a statement of issues related to its appeal with the NM Supreme Court, which stated PNM is appealing the NMPRC’s determination that PNM was imprudent in the actions taken to purchase the previously leased 64.1 MW of capacity in PVNGS Unit 2, extending the leases for 114.6 MW of capacity of PVNGS Units 1 and 2, and installing BDT equipment on SJGS Units 1 and 4. In addition, PNM’s statement indicated it is appealing the following specific elements of the NMPRC’s order:

•	Disallowance of recovery of the full purchase price, representing fair market value, of the 64.1 MW of capacity in PVNGS Unit 2 purchased in January 2016

•	Disallowance of the recovery of the undepreciated costs of capitalized improvements made during the period the 64.1 MW of capacity was leased by PNM

•	Disallowance of recovery of future contributions for PVNGS decommissioning attributable to the 64.1 MW of purchased capacity and the 114.6 MW of capacity under the extended leases

•	Disallowance of recovery of the costs of converting SJGS Units 1 and 4 to BDT

The issues that are being appealed by the various cross-appellants include:

•	The NMPRC allowing PNM to recover the costs of the lease extensions for the 114.6 MW of PVNGS Units 1 and 2 and any of the purchase price for the 64.1 MW in PVNGS Unit 2

•	The NMPRC allowing PNM to recover the costs incurred under the new Four Corners CSA

•	The revised method to collect PNM’s fuel and purchased power costs under the FPPAC

•	The final rate design

•	The NMPRC allowing PNM to include the “prepaid pension asset” in rate base

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

GAAP requires a loss to be recognized when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. When there is a range of the amount of the probable loss, the minimum amount of the range is to be accrued unless an amount within the range is a better estimate than any other amount. As of September 30, 2016, PNM evaluated the accounting consequences of the order in the NM 2015 Rate Case and the likelihood of being successful on the issues it is appealing in the NM Supreme Court as required under GAAP. The evaluation indicated it is reasonably possible that PNM will be successful on the issues it is appealing. If the NM Supreme Court rules in PNM’s favor on some or all of the issues, those issues would be

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

remanded back to the NMPRC for further action. As of September 30, 2016, PNM estimated it would take a minimum of 15 months, from the date PNM filed its appeal, for the NM Supreme Court to render a decision and for the NMPRC to take action on any remanded issues. During such time, the rates specified in the order would remain in effect. PNM concluded that a range of probable loss resulted from the NMPRC order in the NM 2015 Rate Case; that the minimum amount of loss was 15 months of capital cost recovery that the order disallowed for PNM’s investments in the PVNGS Unit 2 purchases, PVNGS Unit 2 capitalized improvements, and BDT; and that no amount within the range of possible loss was a better estimate than any other amount. Accordingly, PNM recorded a pre-tax regulatory disallowance of $6.8 million at September 30, 2016 for the capital costs that would not be recovered during that 15-month appeal period. In addition, PNM recorded a pre-tax regulatory disallowance for $4.5 million of costs recorded as regulatory assets and deferred charges (which the order disallowed and which PNM did not challenge in its appeal) since PNM could no longer assert that those assets were probable of being recovered through the ratemaking process.

PNM also evaluated the accounting consequences of the issues that are being appealed by the cross-appellants. PNM does not believe the issues raised in the cross-appeals have substantial merit. Accordingly, PNM does not believe that the likelihood of the cross-appeals being successful is probable and, therefore, no loss has been recorded related to the issues subject to the cross-appeals.

Since the NM Supreme Court did not issue a decision on the appeals related to the NM 2015 Rate Case by December 31, 2017, which was 15 months from the date of the NMPRC’s order in that case, PNM reevaluated the accounting consequences of the order in the NM 2015 Rate Case. At December 31, 2017, PNM estimated the most likely period for the NM Supreme Court to issue a decision in the case and for the NMPRC to take action on any remanded issues was seven months. As a result, PNM recorded an additional loss of $3.1 million at December 31, 2017, representing a disallowance of seven months of capital cost recovery that the order disallowed.

Since the NM Supreme Court did not issue a decision by June 30, 2018, PNM again reevaluated the estimated time frame it would take for the resolution of this matter. PNM continues to believe that it is reasonably possible that PNM will be successful on the issues it is appealing and that it is not probable the cross appeals will be successful. However, based on the proceedings to date in the appeal process and other actions by the NM Supreme Court, PNM estimates it will take an additional five months from June 30, 2018 for the NM Supreme Court to issue a decision and for any remanded issues to be addressed by the NMPRC. Accordingly, PNM recorded an additional loss of $1.8 million at June 30, 2018, representing an additional disallowance of capital costs that will not be recovered through November 30, 2018. Further losses will be recorded if the currently estimated time frame for the NM Supreme Court to render a decision and for the NMPRC to take action on any remanded issues is extended.

PNM continues to believe that the disallowed investments, which are the subject of PNM’s appeal, were prudent and that PNM is entitled to full recovery of those investments through the ratemaking process. Although PNM believes it is reasonably possible that its appeals will be successful, it cannot predict what decision the NM Supreme Court will reach or what further actions the NMPRC will take on any issues remanded to it by the court. If PNM’s appeal is unsuccessful, PNM would record further pre-tax losses related to the capitalized costs for any unsuccessful issues. The impacts of not recovering future contributions for decommissioning would be recognized in future periods reflecting that rates charged to customers would not recover those costs as they are incurred. The amounts of any such losses to be recorded would depend on the ultimate outcome of the appeal and NMPRC process, as well as the actual amounts reflected on PNM books at the time of the resolution. However, based on the book values recorded by PNM as of June 30, 2018, such losses could include:

•
The remaining costs to acquire the assets previously leased under three leases aggregating 64.1 MW of PVNGS Unit 2 capacity in excess of the recovery permitted under the NMPRC’s order; the net book value of such excess amount was $74.4 million, after considering the losses recorded to date

•
The undepreciated costs of capitalized improvements made during the period the 64.1 MW of capacity in PVNGS Unit 2 purchased by PNM in January 2016 was being leased by PNM; the net book value of these improvements was $38.6 million, after considering the losses recorded to date

•	The remaining costs to convert SJGS Units 1 and 4 to BDT; the net book value of these assets was $50.5 million, after considering the losses recorded to date

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Although PNM does not believe that the likelihood of the cross-appeals being successful is probable, it is unable to predict what decision the NM Supreme Court will reach. If the NM Supreme Court were to overturn all of the issues subject to the cross-appeals and, upon remand, the NMPRC did not provide any cost recovery of those items, PNM would write-off all of the costs to acquire the assets previously leased under three leases, aggregating 64.1 MW of PVNGS Unit 2 capacity, totaling $148.7 million (which amount includes $74.4 million that is the subject of PNM’s appeal discussed above) at June 30, 2018, after considering the losses recorded to date. The impacts of not recovering costs for the lease extensions, new coal supply contract for Four Corners, and “prepaid pension asset” in rate base would be recognized in future periods reflecting that rates charged to customers would not recover those costs as they are incurred. The outcomes of the cross-appeals regarding the FPPAC and rate design should not have a financial impact to PNM.

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

On December 28, 2017, PNM filed a Motion for Rehearing and Request for Oral Argument asking the NMPRC to vacate their December 20, 2017 order and allow the parties to present oral argument. Additionally, several Signatories to the revised stipulation filed a Joint Motion for Partial Rehearing asking that the NMPRC approve the revised stipulation without modification. On January 2, 2018, NEE filed a response urging the NMPRC to reject PNM’s Motion.

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

•	Requiring PNM to reduce the requested $62.3 million increase in non-fuel revenue by $9.1 million

•	Implementation of the first phase of the rate increase for services rendered, rather than bills sent, beginning February 1, 2018 and of the second phase for services rendered beginning January 1, 2019

On January 16, 2018, PNM requested clarifying changes to the Revised Order to adjust the $9.1 million reduction to $4.4 million, asserting that $4.7 million of the reduction was duplicative. On January 17, 2018, the NMPRC issued an order approving the adjustment requested by PNM. On January 19, 2018, PNM and the Signatories filed a joint notice of acceptance of the Revised Order, as amended. On January 31, 2018, the NMPRC issued an order closing the docket in the NM 2016 Rate Case. After implementation of changes to the federal corporate income tax rate and cost of debt, the final order results in a net increase to PNM’s non-fuel revenue requirement of $10.3 million. PNM implemented 50% of the approved increase for service rendered beginning February 1, 2018 and will implement the rest of the increase for service rendered beginning January 1, 2019.

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

On February 7, 2018, NEE filed a notice of appeal with the NM Supreme Court asking the court to review the NMPRC’s decisions in the NM 2016 Rate Case. On March 7, 2018, NEE filed its statement of issues with the NM Supreme Court requesting, among other things, that the NMPRC be required to identify PNM’s decision to continue its participation in Four Corners as imprudent and to deny any recovery related to PNM’s $148.1 million investments in that facility. NEE’s Brief in Chief was filed on July 16, 2018 and PNM’s Answer Brief is due on September 12, 2018. Several parties to the case have intervened in the appeal as intervenor-appellees in support of the NMPRC’s final decisions in the Revised Order. Although PNM does not believe it is probable that NEE’s appeal will be successful, it is unable to predict what decision the NM Supreme Court will reach. If the NM Supreme Court were to remand the case to the NMPRC and the NMPRC identified PNM’s continued involvement in Four Corners as imprudent with no recovery of the $148.1 million of investments in Four Corners, PNM would be required to record additional losses for the remaining amount of those investments (after considering the $27.9 million disallowance recorded in 2017). In addition, PNM’s future investments in Four Corners, which could be required under the participation agreement governing that facility, could also be subject to disallowance. PNM cannot predict the outcome of this matter.

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

Included in PNM’s approved procurement plans are the following renewable energy resources:

•
157 MW of PNM-owned solar PV facilities, including 50 MW of PNM-owned solar PV facilities approved by the NMPRC in PNM’s 2018 renewable energy procurement plan that will be constructed in 2018 and 2019

•	A PPA through 2044 for the output of New Mexico Wind, having a current aggregate capacity of 204 MW, and a PPA through 2035 for the output of Red Mesa Wind, having an aggregate capacity of 102 MW

•	A PPA through 2042 for the output of the Lightning Dock Geothermal facility; the geothermal facility began providing power to PNM in January 2014; the current capacity of the facility is 4 MW

•	Solar distributed generation, aggregating 91.9 MW at June 30, 2018, owned by customers or third parties from whom PNM purchases any net excess output and RECs

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

On June 1, 2017, PNM filed its 2018 renewable energy procurement plan. PNM requested approval to procure an additional 80 GWh in 2019 and 105 GWh in 2020 from a re-powering of New Mexico Wind; approval to procure an additional 55 GWh in 2019 and 77 GWh in 2020 from a re-powering of Lightning Dock Geothermal; approval to procure 50 MW of new solar facilities to be constructed beginning in 2018, and continuation of customer REC purchase programs and other purchases of RECs to ensure annual compliance with the RPS. PNM’s proposed procurement costs for 2018 and 2019 will be within the RCT. The plan also sought a variance from the “other” diversity category in 2018 due to a revised production forecast of the Lightning Dock Geothermal facility in 2018. A public hearing on the application was held in September 2017. On October 17, 2017, the Hearing Examiner issued a recommended decision that PNM’s 2018 renewable energy procurement plan be approved by the NMPRC, except for the re-powering of Lightning Dock Geothermal and PNM’s request to procure 50 MW of new solar facilities. The Hearing Examiner recommended that the PPA for the output of energy from Lightning Dock Geothermal be terminated effective January 1, 2018. The Hearing Examiner also recommended that PNM be required to issue another all-renewables RFP allowing developers to utilize PNM-owned sites to construct facilities, the output from which facilities would be sold to PNM through PPAs. PNM filed exceptions contesting the Hearing Examiner’s proposals. On November 15, 2017, the NMPRC issued an order approving PNM’s plan and rejecting the Hearing Examiner’s recommendations. On November 29, 2017, NMIEC filed an appeal with the NM Supreme Court objecting to the fuel allocation methodology. On December 14, 2017, NEE filed a motion to intervene and cross-appeal objecting to the approval of the 50 MW of new solar facilities. On December 18, 2017, PNM filed a motion to intervene, which was granted. NMIEC filed a motion for a partial stay of the NMPRC order, which was denied. On June 20, 2018, NEE filed its Brief in Chief with the NM Supreme Court stating, among other things, that PNM’s process favored ownership of the 50 MW solar facilities compared to PPAs. Answer briefs are due on September 4, 2018. PNM cannot predict the outcome of this matter.

On June 1, 2018, PNM filed its 2019 renewable energy procurement plan. The plan meets RPS and diversity requirements for 2019 and 2020 using resources already approved by the NMPRC and did not propose any significant new procurements. PNM projects that the plan will be within the RCT in 2019 and will slightly exceed the RCT in 2020. The Hearing Examiner assigned to the case issued a procedural order that requires NMPRC staff and any intervenors to file testimony by September 6, 2018 and sets hearings to begin on September 27, 2018. PNM cannot predict the outcome of this matter.
Renewable Energy Rider
The NMPRC has authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per KWh

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

basis. In PNM’s NM 2015 Rate Case, the NMPRC authorized continuation of the renewable rider. In its 2018 renewable energy procurement plan case, PNM proposed to collect $43.5 million for the year. The 2018 renewable energy procurement plan became effective on January 1, 2018. PNM recorded revenues from the rider of $10.8 million and $21.7 million in the three and six months ended June 30, 2018 and $12.2 million and $24.4 million in the three and six months ended June 30, 2017. In its 2019 renewable energy procurement plan case, PNM proposed to collect $49.6 million.
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

On April 15, 2016, PNM filed an application for energy efficiency and load management programs to be offered in 2017. The proposed program portfolio consisted of ten programs with a total budget of $28.0 million. The application also sought approval of an incentive of $2.4 million based on targeted savings of 75 GWh. The actual incentive would be based on actual savings achieved. On January 11, 2017, the NMPRC approved an unopposed stipulation that established a method to ensure that funding of PNM’s energy efficiency program is equal to 3% of retail revenues, with an estimated 2017 energy efficiency funding level of $26.0 million, and approved a sliding scale profit incentive with a base level of 7.1% of program costs, equal to $1.8 million, if PNM achieves a minimum proscribed level of energy savings, increasing to a maximum of 9.0% depending on actual energy savings achieved above the minimum. On April 13, 2018, PNM filed its reconciliation of 2017 program costs and incentives, which indicated the incentive earned in 2017 is $2.3 million. The reconciliation filing and related incentive were approved on May 23, 2018.

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
On June 21, 2017, the NMPRC also issued a new notice of proposed rulemaking to consider possible changes affecting a utility’s ability to modify NMPRC approved funding levels by up to 10% between energy efficiency program applications. This rulemaking is in response to consensus changes proposed by parties in the January 25, 2017 rulemaking. On September 13, 2017, the NMPRC approved the proposed rule. Under the new rule, PNM’s next application for energy efficiency and load management programs will be made in 2020 for programs to be offered beginning in 2021.

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

FPPAC Continuation Application
NMPRC rules require public utilities to file an application to continue using their FPPAC every four years. On April 23, 2018, PNM filed the required continuation application and requested that its FPPAC be continued without modification. On June 20, 2018, the NMPRC approved PNM’s continuation application.

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

2017 IRP

PNM filed its 2017 IRP on July 3, 2017. The 2017 IRP addresses the 20-year planning period from 2017 through 2036 and includes an action plan describing PNM’s plan to implement the 2017 IRP in the four-year period following its filing. PNM held its initial public advisory meeting on the 2017 IRP on June 30, 2016 and hosted 17 meetings statewide to present details of

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the process and receive public comment. The NMPRC’s order concerning SJGS’ compliance with the BART requirements of the CAA discussed in Note 11 requires PNM to make a filing in 2018 to determine the extent to which SJGS Units 1 and 4 should continue serving PNM’s retail customers’ needs after June 30, 2022. The 2017 IRP analyzed several scenarios utilizing assumptions that PNM continues service from its SJGS capacity beyond mid-2022 and that PNM retires its capacity after mid-2022. Key findings of the 2017 IRP include:

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

•	Significant increases in future wind energy supplies will likely require new transmission capacity to be built from eastern New Mexico to PNM’s service territory

•	PNM should retain the currently leased capacity in PVNGS, which would avoid replacement with carbon-emitting generation

•	PNM should continue to develop and implement energy efficiency and demand management programs

•	PNM should assess the costs and benefits of participating in the California Energy Imbalance Market

•	PNM should analyze its current Reeves Station to consider possible technology improvements to phase out the older generators and replace them with new, more flexible supplies or energy storage

Protests to the 2017 IRP were filed by several parties. The issues addressed in the protests included the future of PNM’s interests in SJGS, Four Corners, and PVNGS and the timing of future procurement of renewable resources. On January 16, 2018, the Hearing Examiner issued an order setting the scope of the proceedings as the 2017 IRP’s compliance with applicable statute and NMPRC rules. On February 22, 2018, PNM provided certain underlying information and clarified how costs, transmission constraints, energy storage, and public input were considered in developing the 2017 IRP. Hearings began on June 4, 2018 and concluded on June 12, 2018.

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
San Juan Generating Station Unit 1 Outage
On March 17, 2018, a coal silo used to supply fuel to SJGS Unit 1 collapsed resulting in an outage. PNM initiated a review of the cause of the outage and promptly contacted the staff of the NMPRC to inform them of the event. To minimize the operational and financial impacts of this event, PNM accelerated the fall 2018 planned outage to be performed while the unit was out of service for this event. Repairs necessary to return Unit 1 to service were completed by July 5, 2018. PNM anticipates the damages to the facility will be reimbursed under an existing property insurance policy that covers SJGS, subject to a deductible of $2.0 million.  PNM’s exposure to the cost of repairs is $1.0 million, reflecting PNM’s 50% ownership interest in SJGS Unit 1.
On April 12, 2018, NEE filed a petition (jointly with certain other organizations) requesting that the NMPRC order an investigation into the SJGS Unit 1 event.  The petition requested that the NMPRC order PNM to respond to the petition, that

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

proceedings be set on this matter, and that PNM be required to provide a narrative explanation, cost/benefit analysis, and alternatives assessment used to determine that Unit 1 should be repaired rather than utilizing alternative resources.  On April 25, 2018, the NMPRC issued an order requiring PNM to provide a factual statement of the nature and cause of the event, as well as the anticipated need for and schedule of repairs required. PNM was also required to address the necessity and appropriateness of the request for a cost/benefit analysis, alternatives assessment, and request for further proceedings. On May 8, 2018, PNM filed its response to the NMPRC order indicating that PNM used best practices when inspecting the SJGS coal silos during planned outages, that the damage to SJGS Unit 1 was repairable and could be made in a timely manner, that all but a limited amount of cost of the repairs are reimbursable under an existing insurance policy, and that further proceedings on the matter were unnecessary. In addition, PNM’s response indicated that if the unit was not repaired, customers would be exposed to significant contractual liabilities under the agreements governing the ownership of SJGS and would incur significant costs associated with the procurement of replacement power. On May 31, 2018, the NMPRC staff preliminarily recommended that the NMPRC not allow PNM to recover any costs associated with the SJGS Unit 1 coal silo repairs, including the cost of preventing similar failures on other SJGS coal silos, and that PNM reimburse customers for the loss of off-system sales during the time SJGS Unit 1 was in outage. The NMPRC staff also recommended, among other things, that further proceedings on the matter be deemed unnecessary provided PNM agree to hold customers harmless for such costs. On June 15, 2018, PNM filed a motion requesting the NMPRC extend the deadline for PNM’s response to staff’s preliminary recommendation until August 17, 2018. The NMPRC has not yet acted on this motion. PNM cannot predict the outcome of this event.

Advanced Metering Infrastructure Application

On February 26, 2016, PNM filed an application with the NMPRC requesting approval of a project to replace its existing customer metering equipment with Advanced Metering Infrastructure (“AMI”). The application asked the NMPRC to authorize the recovery of the cost of the project, up to $87.2 million, in future ratemaking proceedings, as well as to approve the recovery of the remaining undepreciated investment in existing metering equipment estimated to be approximately $33 million at the date of implementation, the costs of customer education, and severances for affected employees. Hearings in this matter were held in February and March 2017. During the March 2017 hearing, it was disclosed that the proposed meter contractor may not have complied with certain New Mexico contractor licensing requirements. PNM subsequently filed testimony regarding that matter and requested a new procedural schedule that allowed PNM to issue a new RFP for contracting work related to the meter installation and to update its cost-benefit analysis. PNM subsequently updated the amount of the requested recovery for the anticipated cost of the project to $95.1 million. An additional hearing was held on October 25-26, 2017. On March 19, 2018, the Hearing Examiner issued a recommended decision finding that PNM had not proven a net public benefit in the case and recommending the NMPRC not approve the application. On April 2, 2018, PNM filed a statement on exceptions to the recommended decision indicating, among other things, that PNM disagreed with the finding that the record did not demonstrate a net public benefit to customers, but that PNM would not take exception to a recommendation to not approve the application. No other parties filed exceptions to the recommended decision by the required deadline. On April 11, 2018, the NMPRC adopted an order accepting the recommended decision and disapproving PNM’s application. The order indicated PNM’s next energy efficiency plan filing should include a proposal for an AMI pilot project.

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
Facebook’s service requirements include the acquisition by PNM of a sufficient amount of new renewable energy resources and RECs to match the energy and capacity requirements of the data center. PNM’s initial procurement was to be through a PPA with PNMR Development for the energy production from 30 MW of new solar capacity that PNMR Development was to construct. As discussed in Note 1, PNMR Development transferred its interests in the solar capacity and the PPA to NMRD in December 2017. The cost of the PPA is passed through to Facebook under a rate rider. A special service rate is applied to Facebook’s energy consumption in those hours of the month when their consumption exceeds the energy production from the renewable resources. Of the solar capacity, 10 MW began commercial operation in each of January 2018, March 2018, and May 2018.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In late 2017, PNM entered into three separate 25-year PPAs to purchase renewable energy and RECs to be used by PNM to supply additional renewable energy to Facebook. These PPAs were subject to NMPRC approval and PNM made a filing requesting approval on January 17, 2018. A NMPRC hearing on PNM’s filing was held on March 7, 2018 and the NMPRC approved the PPAs on March 21, 2018. These PPAs include the purchase of the power and RECs from:

•	Casa Mesa Wind, LLC, a subsidiary of NextEra Energy Resources, LLC., which is expected to be located near House, New Mexico, have a total capacity of 50 MW, and be operational on December 31, 2018

•	A 166 MW portion of the La Joya Wind Project, owned by Avangrid Renewables, LLC, which is expected to be located near Estancia, New Mexico and be operational in November 2020

•
Route 66 Solar Energy Center, LLC, a subsidiary of NextEra Energy Resources, LLC., which is expected to be located west of Albuquerque, New Mexico, have a total capacity of 50 MW, and be operational in December 2021

TNMP

TNMP 2018 Rate Case

On May 30, 2018, TNMP filed a general rate proceeding with the PUCT (the “TNMP 2018 Rate Case”), which requests an annual increase to base rates of $25.9 million based on a requested ROE of 10.5% and a capital structure comprised of 50% debt and 50% equity. TNMP’s request includes $7.7 million of new rate riders to recover Hurricane Harvey restoration and additional vegetation management costs. The application includes the integration of revenues currently recorded under the AMS rider and collection of other unrecovered AMS investments into base rates. In 2017, TNMP recorded revenues of $21.8 million under the AMS rider. The TNMP 2018 Rate Case application also proposes to return the regulatory liability recorded at December 31, 2017 related to tax reform to customers and to reduce the federal corporate income tax rate to 21%. At December 31, 2017, TNMP recorded a regulatory liability of $146.5 million to reflect the change in federal corporate income tax rates that will be refunded to customers in future periods, as discussed in Note 11 of the Notes to the Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K. The TNMP 2018 Rate Case application proposes to refund $14.4 million of this regulatory liability over a period of five years and the remaining amount over the estimated useful lives of plant in service as of December 31, 2017. If approved by the PUCT, new rates are expected to become effective in early 2019. A hearing is currently scheduled to begin September 7, 2018. TNMP cannot predict the outcome of this matter.
Advanced Meter System Deployment
In July 2011, the PUCT approved a settlement and authorized an AMS deployment plan that permits TNMP to collect $113.4 million in deployment costs through a surcharge over a 12-year period. TNMP began collecting the surcharge on August 11, 2011. Deployment of advanced meters began in September 2011. TNMP completed its mass deployment in 2016 and has installed more than 242,000 advanced meters. The TNMP 2018 Rate Case discussed above, which was filed on May 30, 2018, includes a reconciliation of AMS costs and a request to integrate AMS recovery into base rates.
The PUCT adopted a rule creating a non-standard metering service for retail customers choosing to decline standard metering service via an advanced meter. The cost of providing non-standard metering service is to be borne by opt-out customers through an initial fee and ongoing monthly charge. As approved by the PUCT, TNMP is recovering $0.2 million in costs through initial fees ranging from $63.97 to $168.61 and ongoing annual expenses of $0.5 million through a $36.78 monthly fee. These amounts presume up to 1,081 consumers will elect the non-standard meter service, but TNMP has the right to adjust the fees if the number of anticipated consumers differs from that estimate. As of July 25, 2018, 97 consumers have made the election. TNMP does not expect the implementation of non-standard metering service to have a material impact on its financial position, results of operations, or cash flows.

Transmission Cost of Service Rates
TNMP can update its transmission rates twice per year to reflect changes in its invested capital although updates are not allowed while a general rate case is in process. Updated rates reflect the addition and retirement of transmission facilities, including appropriate depreciation, federal income tax and other associated taxes, and the approved rate of return on such facilities. The following sets forth TNMP’s recent interim transmission cost rate increases:

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(In millions)
September 8, 2016	$9.5	$1.8
March 14, 2017	30.2	4.8
September 13, 2017	27.5	4.7
March 27, 2018	32.0	0.6

Periodic Distribution Rate Adjustment

PUCT rules permit interim rate adjustments to reflect changes in investments in distribution assets. Distribution utilities may file for a periodic rate adjustment between April 1 and April 8 of each year as long as the electric utility is not earning more than its authorized rate of return using weather-normalized data. However, TNMP has not made a filing to adjust rates for additional investments in distribution assets. In connection with TNMP’s deployment of its advanced meter system discussed above, TNMP committed to file a general rate case no later than September 1, 2018. TNMP has also committed that it would not file a request for an increase in rates to reflect changes in investments in distribution assets until after the effective date of final order in the TNMP 2018 Rate Case.

Order Related to Changes in Federal Income Tax Rates

On January 25, 2018, the PUCT issued an accounting order that addresses the change in the federal corporate income tax rates on investor-owned utilities in the state of Texas. The order requires investor-owned utilities to record a regulatory liability equal to the reduction in accumulated federal deferred income tax balances at the end of 2017 due to the change in the federal corporate income tax rate. In addition, the order requires that a regulatory liability be recorded to reflect the difference between revenues collected under existing rates and those that would have been collected had those rates been set reflecting federal income tax reform beginning on the date of the order (Note 14). In compliance with the PUCT order, during the three and six months ended June 30, 2018, TNMP reduced revenues by $1.2 million and $2.7 million and recorded these as a regulatory liability to reflect the impact of the reduction in the federal corporate tax rate beginning January 25, 2018. The January 25, 2018 order provides that the regulatory liabilities will be considered by the PUCT in each utility’s next rate proceeding, which for TNMP was filed on May 30, 2018. TNMP believes the PUCT order constitutes retroactive ratemaking as it relates to the requirement to record a regulatory liability for revenues collected beginning January 25, 2018. Accordingly, the TNMP 2018 Rate Case discussed above does not include a refund to customers for the reduction in the federal corporate income tax rate for the period from January 25, 2018 through the effective date of new rates. TNMP cannot predict the outcome of this matter.

Energy Efficiency

TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor (“EECRF”), which includes projected program costs, under and over collected costs from prior years, rate case expenses, and performance bonuses (if programs exceed mandated savings goals). On May 30, 2018, TNMP filed its request to adjust the EECRF to reflect changes in costs for 2019. The total amount requested is $5.7 million, which includes a performance bonus of $0.9 million based on TNMP’s energy efficiency achievements in the 2017 plan year. On June 21, 2018, the PUCT issued a declaratory order announcing the PUCT’s interpretation of the bonus calculation in its rule. The order does not affect cost recovery but reduces the bonus calculation as filed by utilities in their current EECRF proceedings. Accordingly, as of June 30, 2018, TNMP reduced its estimated performance bonus for the 2017 plan year to $0.8 million. A hearing is scheduled for August 17, 2018.

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

PNM is exposed to losses under the PVNGS lease arrangements upon the occurrence of certain events that PNM does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to PVNGS or the occurrence of specified nuclear events), PNM would be required to make specified payments to the lessors, and take title to the leased interests. If such an event had occurred as of June 30, 2018, amounts due to the lessors under the circumstances described above would be up to $166.8 million, payable on July 15, 2018 in addition to the scheduled lease payments due on July 15, 2018.

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

Although most of the provisions of the Tax Act are not effective until 2018, GAAP required that some effects be recognized in 2017. Under the asset and liability method of accounting for income taxes used by the Company, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. At the date of enactment of the Tax Act, the Company had net deferred tax liabilities for its regulated activities and net deferred tax assets for non-regulated activities. As a result of the change in the federal corporate income tax rate, the Company re-measured and adjusted its deferred tax assets and liabilities as of December 31, 2017. The portion of that adjustment not related to PNM’s and TNMP’s regulated activities was recorded as a reduction in net deferred tax assets and an increase in income tax expense. The portion related to PNM’s and TNMP’s regulated activities was recorded as a reduction in net deferred tax liabilities and an increase in regulatory liabilities, based on the assumption that PNM and TNMP will be required to return the benefit to ratepayers over time. PNM’s NM 2016 Rate Case (Note 12) reflects that assumption by including an amortization of the estimated benefit of the reduction in existing deferred federal corporate income taxes as a reduction to customer rates over a twenty-one year period beginning in 2018. On January 25, 2018, the PUCT issued an order requiring Texas utilities, including TNMP, to begin recording regulatory liabilities for the effects of the Tax Act with the stated purpose of reflecting those effects in the utility bills of Texas ratepayers. During the three and six months ended June 30, 2018, TNMP reduced revenue and recorded a regulatory liability of $1.2 million and $2.7 million in accordance with the PUCT’s order. The TNMP 2018 Rate Case filed on May 30, 2018, includes a reduction in customer rates to reflect the impacts of the Tax Act, including amortization of the regulatory liability related to the 2017 re-measurement of deferred tax liabilities and to reduce the federal corporate income tax rate to 21% (Note 12).

In December 2017, the SEC issued Staff Accounting Bulletin No. 118, which provides guidance to address the application of GAAP to reflect the Tax Act in circumstances where all information and analysis of the Tax Act is not yet available or complete. This bulletin provides for up to a one-year period in which to complete the required analyses and accounting for the impacts of the Tax Act. The Company believes it made reasonable estimates of the effects of the Tax Act and reflected the impacts in the Consolidated Financial Statements included in the 2017 Annual Reports on Form 10-K. However, the reported effects on the Company’s deferred tax assets and liabilities, regulatory assets and liabilities, and income tax expense are provisional and it is possible that changes to United States Treasury regulations, IRS interpretations of the provisions of the Tax Act, actions by the NMPRC, PUCT, and FERC, or the Company’s further analysis of historical records could cause these estimates to change. Through June 30, 2018, no significant adjustments to the impacts reflected in the 2017 Consolidated Financial Statements included in the 2017 Annual Reports on Form 10-K have been identified.

In 2013, New Mexico House Bill 641 reduced the New Mexico corporate income tax rate from 7.6% to 5.9%. The rate reduction is being phased-in from 2014 to 2018. In accordance with GAAP, PNMR and PNM adjusted accumulated deferred income taxes to reflect the tax rate at which the balances are expected to reverse during the period that includes the date of enactment, which was in the year ended December 31, 2013. At that time, the portion of the adjustment related to PNM’s regulated activities was recorded as a reduction in deferred tax liabilities and an increase in a regulatory liability, based on the assumption that PNM would be required to return the benefit to customers over time. PNM’s NM 2016 Rate Case (Note 12) reflects the benefit of the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

lower New Mexico corporate income tax rate being returned to customers over a three-year period beginning February 1, 2018. In addition, the portion of the adjustment that was not related to PNM’s regulated activities was recorded as a reduction in deferred tax assets and an increase in income tax expense. Changes in the estimated timing of reversals of deferred tax assets and liabilities resulted in refinements of the impacts of this change in tax rates being recorded periodically through December 31, 2017, at which time the impacts of the rate reduction were fully phased-in. In the three months ended March 31, 2017, PNM’s regulatory liability was reduced by $4.8 million, which increased deferred tax liabilities. Deferred tax assets not related to PNM’s regulatory activities were reduced by $0.1 million in the three months ended March 31, 2017, increasing income tax expense by less than $0.1 million for PNM and $0.1 million for the Corporate and Other segment.

As required under GAAP, the Company makes an estimate of its anticipated effective tax rate for the year as of the end of each quarterly period within its fiscal year. In interim periods, income tax expense is calculated by applying the anticipated annual effective tax rate to year-to-date earnings before income taxes, which includes the earnings attributable to the Valencia non-controlling interest. GAAP also provides that certain unusual or infrequently occurring items, including excess tax benefits related to stock awards, be excluded from the estimated annual effective tax rate calculation. At June 30, 2018, PNMR, PNM, and TNMP estimated their effective income tax rates for the year ended December 31, 2018 would be 12.47%, 9.08%, and 23.00%. These rates reflect the reduced federal corporate income tax rate of 21%, which rates are adjusted to reflect permanent differences between earnings determined in accordance with GAAP and taxable income, as well as state income taxes. The primary permanent difference is the reduction in income tax expense resulting from the amortization of excess deferred federal and state income taxes ordered by the NMPRC in PNM’s NM 2016 Rate Case. During the three and six months ended June 30, 2018, income tax expense calculated by applying the expected annual effective income tax rate to earnings before income taxes was further reduced by excess tax benefits related to stock awards of $0.1 million and $1.4 million for PNMR, less than $0.1 million and $1.0 million for PNM, and less than $0.1 million and $0.3 million for TNMP.

(15)	Related Party Transactions

PNMR, PNM, TNMP, and NMRD are considered related parties as defined under GAAP, as is PNMR Services Company, a wholly-owned subsidiary of PNMR that provides corporate services to PNMR and its subsidiaries in accordance with shared services agreements. These services are billed at cost on a monthly basis to the business units. In addition, PNMR provides construction and operations and maintenance services to NMRD, a 50% owned subsidiary of PNMR Development (Note 1), and PNM purchases renewable energy from certain NMRD-owned facilities at a fixed price per MWh of energy produced. PNM also provides interconnection services to PNMR Development (Note 9) and NMRD. The table below summarizes the nature and amount of related party transactions of PNMR, PNM, TNMP, and NMRD:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Services billings:
PNMR to PNM	$22,471	$23,190	$46,150	$47,593
PNMR to TNMP	8,058	7,806	16,423	15,943
PNM to TNMP	90	102	177	187
TNMP to PNMR	35	35	70	70
TNMP to PNM	—	57	—	145
PNMR to NMRD	51	—	130	—
Renewable energy purchases:
PNM from NMRD	1,004	—	1,374	—
Interconnection billings:
PNM to NMRD	2,052	—	2,052	—
PNM to PNMR	68,200	—	68,200	—
Interest billings:
PNMR to PNM	747	9	809	11
PNM to PNMR	70	49	136	92
PNMR to TNMP	13	30	22	60
Income tax sharing payments:
PNMR to PNM	—	—	—	—
TNMP to PNMR	—	—	—	—

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(16)	Goodwill

The excess purchase price over the fair value of the assets acquired and the liabilities assumed by PNMR for its 2005 acquisition of TNP was recorded as goodwill and was pushed down to the businesses acquired. In 2007, the TNMP assets that were included in its New Mexico operations, including goodwill, were transferred to PNM. PNMR’s reporting units that currently have goodwill are PNM and TNMP. Additional information concerning the Company’s goodwill is contained in Note 18 of Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K.

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

For its annual evaluations performed as of April 1, 2017, PNMR performed qualitative analyses for both the PNM and TNMP reporting units. The qualitative analysis was performed by considering changes in the Company’s expectations of future financial performance since the April 1, 2016 quantitative analysis. This analysis considered Company specific events such as the potential impacts of legal and regulatory matters discussed in Note 11 and Note 12, including the then estimated impacts of the proposed revised stipulation in PNM’s NM 2016 Rate Case, the impacts of potential outcomes of the matters appealed to the NM Supreme Court under the NM 2015 Rate Case, and the impacts of changes in PNM’s resource needs based on PNM’s 2017 IRP. This evaluation also considered changes in TNMP’s regulatory environment such as the PUCT’s then proposed amendments to the interim transmission cost of service filing rule, as well as potential outcomes associated with TNMP’s anticipated general rate case filing. The qualitative analysis also considered market and macroeconomic factors including changes in growth rates, changes in the WACC, and changes in discount rates. The Company also evaluated its stock price relative to historical performance, industry peers, and to major market indices, including an evaluation of the Company’s market capitalization relative to the carrying value of its reporting units. Based on an evaluation of these and other factors, the Company determined it was not more likely than not that the April 1, 2017 carrying values of PNM or TNMP exceeded their fair values.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For its annual evaluations performed as of April 1, 2018, PNMR performed a quantitative analysis for the PNM reporting unit and a qualitative analysis for the TNMP reporting unit. For the quantitative analyses, a discounted cash flow methodology was primarily used to estimate the fair value of the PNM reporting unit. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of long-term growth rates for the business, and determination of appropriate weighted average cost of capital for the reporting unit. Changes in these estimates and assumptions could materially affect the determination of fair value and the conclusion of impairment. The April 1, 2018 quantitative evaluations indicated the fair value of the PNM reporting unit, which has goodwill of $51.6 million, exceeded its carrying value by approximately 19%. The 2018 qualitative analysis for the TNMP reporting unit was performed by considering changes in expectations of future financial performance since the April 1, 2016 quantitative analysis that indicated the fair value of the TNMP reporting unit, which has goodwill of $226.7 million, exceeded its carrying value by approximately 32% and the April 1, 2017 qualitative analysis. The 2018 analysis considered events specific to TNMP such as the potential impacts of legal and regulatory matters discussed in Note 12, including potential adverse outcomes in the TNMP 2018 Rate Case, which was filed in May 2018. Both the PNM quantitative analysis and the TNMP qualitative analysis considered market and macroeconomic factors including changes in growth rates, changes in the WACC, and changes in discount rates. The Company also evaluated its stock price relative to historical performance, industry peers, and to major market indices, including an evaluation of the Company’s market capitalization relative to the carrying value of its reporting units. Based on an evaluation of these and other factors, the Company determined it is not more likely than not that the April 1, 2018 carrying values of PNM or TNMP exceed their fair values.

As indicated above, the annual evaluations performed as of April 1, 2018 and 2017 did not indicate impairments of the goodwill of any of PNMR’s reporting units. Since the April 1, 2018 annual evaluation, there have been no indications that the fair values of the reporting units with recorded goodwill have decreased below their carrying values.

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

MD&A FOR PNMR

EXECUTIVE SUMMARY
Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 777,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP.
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

The NMPRC’s September 26, 2016 order included a determination that PNM was imprudent in purchasing 64.1 MW of previously leased capacity in PVNGS Unit 2, extending the leases for 114.6 MW of capacity of PVNGS Units 1 and 2, and installing BDT equipment on SJGS Units 1 and 4. Major components of the difference between the increase in non-fuel revenues approved in the order and PNM’s request, include:

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

PNM evaluated the accounting consequences of the order in the NM 2015 Rate Case and the likelihood of being successful on the issues it is appealing in the NM Supreme Court as required under GAAP. The evaluation indicated it is reasonably possible that PNM will be successful on the issues it is appealing. If the NM Supreme Court rules in PNM’s favor on some or all of the issues, those issues would be remanded back to the NMPRC for further action. PNM currently estimates it will take a minimum of five months from June 30, 2018 for the NM Supreme Court to render a decision and for the NMPRC to take action on any remanded issues. During such time, the rates specified in the order remain in effect. PNM recorded pre-tax regulatory disallowances through June 30, 2018 aggregating $16.2 million, representing capital cost recovery for the period October 1, 2016 through November 30, 2018 on its investments that the order disallowed, and amounts recorded as regulatory assets and deferred charges that the order disallowed, and which PNM did not challenge in its appeal. Additional losses will be recorded if the estimated time frame for the NM Supreme Court to render a decision and for the NMPRC to take action on any remanded issues is further extended.

PNM continues to believe that the disallowed investments, which are the subject of PNM’s appeal, were prudently incurred and that PNM is entitled to full recovery of those investments through the ratemaking process. If PNM’s appeal is unsuccessful, PNM would record additional pre-tax losses related to any unsuccessful issues. The June 30, 2018 book values of PNM’s investments that the order disallowed, after considering the losses recorded through June 30, 2018, were $74.4 million for the 64.1 MW of purchased capacity in PVNGS Unit 2, $38.6 million for the PVNGS Unit 2 disallowed capital improvements, and $50.5 million for the BDT equipment.

PNM does not believe that the likelihood of the cross-appeals being successful is probable. However, if the NM Supreme Court were to overturn all of the issues subject to the cross-appeals and, upon remand, the NMPRC did not provide any cost recovery of those items, PNM would write-off all of the costs to acquire the assets previously leased under three leases aggregating 64.1 MW of PVNGS Unit 2 capacity, totaling $148.7 million at June 30, 2018 (which amount includes $74.4 million that is the subject of PNM’s appeal discussed above) after considering the losses recorded through June 30, 2018. The impacts of not recovering costs for the lease extensions, new coal supply contract for Four Corners, and “prepaid pension asset” in rate base would be recognized in future periods reflecting that rates charged to customers would not recover those costs as they are incurred. The outcomes of the cross-appeals regarding the FPPAC and rate design should not have a financial impact to PNM.

New Mexico 2016 Rate Case – On January 16, 2018, the NMPRC issued an order that authorized PNM to implement an increase in base non-fuel rates of $10.3 million. PNM implemented 50% of the approved increase for service rendered, rather than bills sent, beginning February 1, 2018 and will implement the rest of the increase for service rendered beginning January 1, 2019. This order was on PNM’s application for a general increase in retail electric rates (the “NM 2016 Rate Case”) filed in December 2016. PNM’s December 2016 application requested an increase in based non-fuel revenues of $99.2 million based on a FTY beginning January 1, 2018 and did not include a request to recover any of the costs disallowed in the NM 2015 Rate Case that are at issue in PNM’s pending appeal to the NM Supreme Court. The primary drivers of the revenue deficiency in PNM’s application were:

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

After NMPRC ordered settlement discussions were held, PNM and thirteen intervenors entered into a comprehensive stipulation in May 2017, which was subsequently revised to address issues raised by the Hearing Examiners in the case. NEE was the sole party opposing the revised stipulation. The terms of the revised stipulation included:

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

Extensive proceedings before the NMPRC were conducted in December 2017 and January 2018 as described in Note 12. Ultimately, the NMPRC’s January 16, 2018 order approved the Certification of Stipulation with certain changes, which included allowing PNM to recover its $148.1 million of investments in SCR and other projects at Four Corners with a debt-only return (but maintaining the recommended disallowance of an equity return), deferring further consideration regarding the prudency of PNM’s decisions to continue its participation in Four Corners to PNM’s next general rate case, requiring the impacts of changes related to the reduction in the federal corporate income tax rate and PNM’s cost of debt (aggregating an estimated $47.6 million) be implemented in 2018 rather than January 1, 2019, and requiring PNM to reduce its requested $62.3 million increase in non-fuel revenues by $4.4 million.

GAAP required PNM to recognize a loss reflecting that it will earn a debt-only return on $148.1 million of investments at Four Corners rather than a full return. Accordingly, PNM recorded a pre-tax regulatory disallowance of $27.9 million as of December 31, 2017.

On February 7, 2018, NEE filed a notice of appeal with the NM Supreme Court asking the court to review the NMPRC’s decisions in the NM 2016 Rate Case. On March 7, 2018, NEE filed its statement of issues with the NM Supreme Court requesting, among other things, that the NMPRC be required to identify PNM’s decision to continue its participation in Four Corners as imprudent and to deny any recovery related to PNM’s $148.1 million of investments in Four Corners. NEE’s Brief in Chief was filed on July 16, 2018 and PNM’s Answer Brief is due on September 12, 2018. Several parties to the case are participating in the appeal as intervenor-appellees in support of the NMPRC’s final decisions in the case. Although PNM does not believe it is probable that NEE’s appeal will be successful, it is unable to predict what decision the NM Supreme Court will reach. If the NM Supreme Court were to remand the case to the NMPRC and the NMPRC identified PNM’s continued involvement in Four Corners as imprudent with no recovery of the $148.1 million of investments in Four Corners, PNM would be required to record additional losses for the remaining amount of those investments (after considering the $27.9 million regulatory disallowance recorded in 2017). In addition, PNM’s future investments in Four Corners, which could be required under the participation agreement governing that facility, could also be subject to disallowance. PNM cannot predict the outcome of this matter.

TNMP 2018 Rate Case – On May 30, 2018, TNMP filed a general rate proceeding with the PUCT (the “TNMP 2018 Rate Case”), which requests an annual increase to base rates of $25.9 million based on a requested ROE of 10.5% and a capital structure comprised of 50% debt and 50% equity. TNMP’s request includes $7.7 million of new rate riders to recover Hurricane Harvey restoration and additional vegetation management costs. The application includes the integration of revenues currently recorded under the AMS rider and collection of other unrecovered AMS investments into base rates. In 2017, TNMP recorded revenues of $21.8 million under the AMS rider. The TNMP 2018 Rate Case application also proposes to return the regulatory liability recorded at December 31, 2017 related to tax reform to customers and to reduce its federal corporate income tax rate to 21%. If approved by the PUCT, new rates are expected to become effective in early 2019. A hearing is currently scheduled to begin September 7, 2018. TNMP cannot predict the outcome of this matter.

San Juan Generating Station Unit 1 Outage – On March 17, 2018, a coal silo used to supply fuel to SJGS Unit 1 collapsed resulting in an outage. PNM initiated a review of the cause of the outage and promptly contacted the staff of the NMPRC to inform them of the event. To minimize the operational and financial impacts of this event, PNM accelerated the fall 2018 planned outage on Unit 1 to be performed while the unit was out of service for this event. Repairs necessary to return Unit 1 to service were completed by July 5, 2018. PNM anticipates the damages to the facility related to the coal silo collapse are reimbursable under an existing property insurance policy that covers SJGS, subject to a deductible of $2.0 million.  PNM’s exposure to the cost of repairs is $1.0 million, reflecting PNM’s 50% ownership interest in SJGS Unit 1.
On April 12, 2018, NEE filed a petition (jointly with certain other organizations) requesting that the NMPRC order an investigation into the SJGS Unit 1 event.  The petition requested that the NMPRC order PNM to respond to the petition, that proceedings be set on this matter, and that PNM be required to provide a narrative explanation, cost/benefit analysis, and alternatives assessment used to determine that Unit 1 should be repaired rather than utilizing alternative resources.  Pursuant to an NMPRC order, PNM filed a response on May 8, 2018 indicating that it used best practices when inspecting the SJGS coal silos during planned outages, that the damage to SJGS Unit 1 was repairable and could be made in a timely manner, that all but a limited amount of cost of the repairs are reimbursable under an existing insurance policy, and that further proceedings on the matter were unnecessary. In addition, PNM’s response indicated that if the unit were not repaired, customers would be exposed to significant contractual liabilities under the agreements governing the ownership of SJGS and would incur significant additional costs associated with the procurement of replacement power. On May 31, 2018, the NMPRC staff preliminarily recommended that the NMPRC not allow PNM to recover any costs associated with the SJGS Unit 1 coal silo repairs, including the cost of preventing similar failures on other SJGS coal silos, and that PNM reimburse customers for the loss of off-system sales during the time SJGS Unit 1 was in outage. The NMPRC staff also recommended, among other things, that further proceedings on the matter be deemed unnecessary provided PNM agree to hold customers harmless for such costs. On June 15, 2018, PNM filed a motion requesting the NMPRC extend the deadline for PNM’s response to staff’s preliminary recommendation until August 17, 2018. The NMPRC has not yet acted on this motion. PNM cannot predict the outcome of this matter.

Advanced Metering – In September 2011, TNMP began its deployment of advanced meters for homes and businesses across its service area. TNMP completed its mass deployment in 2016 and has installed more than 242,000 advanced meters. As part of the State of Texas’ long-term initiative to create an advanced electric grid, installation of advanced meters will ultimately give consumers more data about their energy consumption and help them make more informed decisions. In addition, TNMP completed installation of a new outage management system that will leverage capabilities of the advanced metering infrastructure to enhance TNMP’s responsiveness to outages.

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

FERC Regulation

Rates PNM charges wholesale transmission customers and wholesale generation customers are subject to traditional rate regulation by FERC. Rates charged to wholesale electric transmission customers are based on a formula rate mechanism pursuant to which rates for wholesale transmission service are calculated annually in accordance with an approved formula. The formula includes updating cost of service components, including investment in plant and operating expenses, based on information contained in PNM’s annual financial report filed with FERC, as well as including projected transmission capital projects to be placed into service in the following year. The projections included are subject to true-up. Certain items, including changes to return on equity and depreciation rates, require a separate filing to be made with FERC before being included in the formula rate.

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

Maintaining Solid Investment Grade Credit Ratings
The Company is committed to maintaining solid investment grade credit ratings in order to reduce the cost of debt financing and to help ensure access to credit markets, when required. See the subheading Liquidity included in the full discussion of Liquidity and Capital Resources below for the specific credit ratings for PNMR, PNM, and TNMP. Currently, all of the credit ratings issued by both Moody’s and S&P on the Company’s debt are investment grade. In January 2018, S&P changed the outlook for PNMR, PNM, and TNMP from stable to negative. In June 2018, Moody’s changed the outlook for PNMR and PNM from positive to stable and maintained the stable outlook for TNMP.

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

Utility Plant and Strategic Investments

Utility Plant Investments – During the 2015 to 2017 period, PNM and TNMP together invested $1,552.0 million in utility plant, including substations, power plants, nuclear fuel, and transmission and distribution systems. PNM completed the 40 MW natural gas-fired La Luz peaking generating station located near Belen, New Mexico in December 2015. PNM also completed installation of SNCR and BDT equipment on SJGS Units 1 and 4 in early 2016 and the addition of 40 MW of PNM-owned solar PV facilities in 2015. In addition, on January 15, 2016, PNM completed the $163.3 million acquisition of 64.1 MW of capacity in PVNGS Unit 2 that had previously been leased to PNM. During 2018 and 2019, PNM will construct an additional 50 MW of PNM-owned PV facilities, which were approved by the NMPRC in PNM’s 2018 renewable energy procurement plan. The 50 MW PV facilities are expected to be completed in stages throughout 2019 at a cost not to exceed $73.0 million.

Strategic Investments – In 2017, PNMR Development and AEP OnSite Partners created NM Renewable Development, LLC (“NMRD”) to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. Abundant renewable resources, large tracts of affordable land, and strong government and community support make New Mexico a favorable location for renewable generation. New Mexico has the 2nd highest technical potential of the 48 contiguous states for utility scale solar photovoltaics as noted in 2015 by the National Renewable Energy Laboratory, while New Mexico is 6th for technical potential for land-based wind. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. Through NMRD, PNMR anticipates being able to provide additional renewable generation solutions to customers within and surrounding its regulated jurisdictions through partnering with a subsidiary of one of the United States’ largest electric utilities. The formation of this joint venture provides a more efficient use of PNMR’s capital to support new renewable investment opportunities while maintaining the necessary capital to support investments required by regulated jurisdictions. NMRD’s current renewable energy capacity in operation is 31.8 MW, which includes 30 MW of solar-PV facilities required to supply energy to the new Facebook data center located within PNM’s service territory and 1.8 MW to supply energy to Columbus Electric Cooperative located in southwest New Mexico. NMRD actively explores opportunities for additional renewable projects, including large-scale projects to serve future data centers and other customer needs.

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

•	Significant increases in future wind energy supplies will likely require new transmission capacity to be built from eastern New Mexico to PNM’s service territory

•	PNM should retain the currently leased capacity in PVNGS, which would avoid replacement with carbon-emitting generation

•	PNM should continue to develop and implement energy efficiency and demand management programs

•	PNM should assess the costs and benefits of participating in the California Energy Imbalance Market

•	PNM should analyze its current Reeves Station to consider possible technology improvements to phase out the older generators and replace them with new, more flexible supplies or energy storage

Several parties filed protests to the 2017 IRP. The issues addressed in the protests include PNM’s future interest in SJGS, Four Corners, and PVNGS and the timing of future procurement of renewable resources. The 2017 IRP is not a final determination of PNM’s future generation portfolio. Retiring PNM’s share of SJGS capacity and exiting Four Corners would require NMPRC approval of abandonment filings, which PNM would make at appropriate times in the future. Likewise, NMPRC approval of new generation resources through CCN filings would be required. Hearings began on June 4, 2018 and concluded on June 12, 2018. PNM cannot predict the ultimate outcome of the 2017 IRP process or whether the NMPRC will approve subsequent filings that would encompass actions to implement the conclusions of the 2017 IRP.
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

PNMR’s Sustainability Portal provides key environmental and sustainability information related to PNM’s and TNMP’s operations and is available at http://www.pnmresources.com/about-us/sustainability-portal.aspx. The portal also contains a Climate

Change Report, which outlines plans to be coal-free by 2031 (subject to regulatory approval). This could enable an 87% reduction in CO2 emissions in 2040 compared to 2012 levels, which is a significantly greater reduction than that required of New Mexico under EPA’s Clean Power Plan. As discussed below, PNM shutdown SJGS Units 2 and 3 in December 2017, which is expected to result in a 40% reduction in CO2 emissions in 2018 compared to 2012 levels.

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

•
No later than December 31, 2018, and before entering into a binding coal supply agreement for SJGS, PNM will make a NMPRC filing to determine the extent that SJGS should continue serving PNM’s customers’ needs after mid-2022

NEE filed a notice of appeal with the NM Supreme Court of the NMPRC’s December 2015 order. On March 5, 2018, the NM Supreme Court issued its opinion affirming the NMPRC’s December 2015 order, thereby denying NEE’s appeal. This matter is now concluded.

SJGS Ownership Restructuring and Other Matters – In connection with the plan to comply with EPA regional haze rules at SJGS, some of the SJGS participants expressed a desire to exit their ownership in the plant. As a result, the SJGS participants negotiated a restructuring of the ownership in SJGS and addressed the obligations of the exiting participants for plant decommissioning, mine reclamation, environmental matters, and certain future operating costs, among other items. The San Juan Project Restructuring Agreement (“SJGS RA”) sets forth the agreement among the SJGS owners regarding ownership restructuring and addresses other related matters, including that the exiting participants remain obligated for their proportionate shares of environmental, mine reclamation, and certain other legacy liabilities that are attributable to activities that occurred prior to their exit. The SJGS RA became effective contemporaneously with the effectiveness of the new SJGS CSA on January 31, 2016. See Note 11.

Although the SJGS RA results in an agreement among the SJGS participants enabling compliance with current CAA requirements, it is possible that the financial impact of climate change regulation or legislation, other environmental regulations, the result of litigation, and other business considerations, could jeopardize the economic viability of SJGS or the ability or willingness of individual participants to continue participation in the plant. PNM’s 2017 IRP (Note 12), presented resource portfolio plans for scenarios that assumed SJGS will operate beyond the end of the current coal supply agreement that runs through June 30, 2022 (Note 11) and for scenarios that assumed SJGS will cease operations after mid-2022. The 2017 IRP data shows that retiring SJGS in 2022 would provide long-term cost benefits to PNM’s customers.

The 2017 IRP is not a final determination of PNM’s future generation portfolio.  Retiring PNM’s share of SJGS would require PNM to make a formal abandonment filing with the NMPRC.  The final determination of PNM’s exit from SJGS would be subject to NMPRC review and approval.  PNM would also be required to obtain NMPRC approval of replacement power resources through formal CCN filings. The December 2015 NMPRC order discussed above authorized PNM to acquire 132 MW of SJGS Unit 4 as a New Mexico jurisdictional resource and 65 MW of SJGS Unit 4 as merchant plant. That order also provides that, if SJGS Unit 4 is abandoned with undepreciated investment on PNM’s books, PNM would not be allowed to recover the undepreciated investment of its 132 MW interest. PNM is currently depreciating all its investments in SJGS through 2053, the expected life approved by the NMPRC.  PNM’s undepreciated investment in SJGS at June 30, 2018 was $406.4 million, which includes interests in the 132 MW and the 65 MW of $20.5 million and $10.2 million.  In the event of an early retirement of SJGS,

PNM would be exposed to loss of its undepreciated investments in the facility and other costs, including costs associated with coal mine reclamation, if recovery of these items is not approved by the NMPRC. The financial impact of early retirement and the NMPRC approval process are influenced by factors outside of PNM’s control, including the economic impact of a potential SJGS abandonment on the area surrounding the plant and related mine, as well as overall political and economic conditions in New Mexico. Because of the uncertainty in obtaining the required approvals, PNM is unable to predict the outcome of this matter.

As discussed in Note 11, PNM has the option to extend the SJGS CSA, which currently expires on June 30, 2022, subject to negotiation of the term of the extension and compensation to the miner. In order to extend, the SJGS CSA provides that PNM must give written notice of that intent by July 1, 2018 and the parties must agree to the terms of the extension by January 1, 2019. In addition, the SJPPA obligates each SJGS participant to provide notice to the other participants whether they wish to extend the SJPPA and SJGS CSA beyond June 30, 2022. Los Alamos, UAMPS, and Tucson provided notice of their intent to exit SJGS in 2022. Farmington gave notice that it wishes to continue SJGS operations and to extend the terms of both agreements. PNM gave preliminary notice to the other participants that, based on updated coal pricing and other relevant information, PNM does not wish to extend the terms of the agreements beyond June 30, 2022. PNM is continuing to analyze the permanent retirement of SJGS in 2022 and the final determination of PNM’s exit from SJGS is subject to NMPRC approval in a formal abandonment proceeding (Note 12). Due to Farmington’s stated interest in continuing SJGS operations beyond 2022, PNM and Westmoreland agreed to extend the July 1, 2018 notice deadline to December 1, 2018.
Other SJGS Environmental Matters – In addition to the regional haze rule, SJGS is required to comply with other rules currently being developed or implemented that affect coal-fired generating units, including rules regarding GHG under Section 111(d) of the CAA. Implementation of the Clean Power Plan, which was published by EPA in October 2015, is currently stayed by order of the US Supreme Court pending further proceedings before the DC Circuit. Oral argument was heard by the DC Circuit in September 2016, but the court has taken no action. On March 28, 2017, President Trump issued an Executive Order on Energy Independence.  The order sets out two general policies: promote clean and safe development of energy resources, while avoiding regulatory burdens, and ensure electricity is affordable, reliable, safe, secure, and clean.  The order rescinds various actions undertaken by the previous administration and directs the EPA Administrator to review and if appropriate suspend, revise, or rescind the Clean Power Plan, as well as other environmental regulations. On October 10, 2017, EPA issued a proposal to repeal the Clean Power Plan based on a legal interpretation of the CAA under which the Clean Power Plan exceeds EPA’s statutory authority. EPA published the proposed repeal rule on October 16, 2017 and accepted public comments through April 26, 2018. In addition, EPA published an advance NOPR on December 28, 2017 to take comment on whether EPA should adopt a rule to replace the Clean Power Plan and what such a replacement rule might include, for which public comments were due February 26, 2018. PNM estimates that implementation of the BART plan at SJGS, along with potentially exiting ownership in the remaining units at SJGS (as well as Four Corners), as discussed above, should provide significant steps for New Mexico to meet its ultimate compliance with Section 111(d) under the Clean Power Plan or any replacement rule. PNM is unable to predict the impact of this rule on its generation portfolio.
Because of environmental upgrades completed in 2009, SJGS has a mercury removal efficiency of 98% and mercury emissions are well below the mercury limit imposed by EPA in the 2011 Mercury and Air Toxics Standards. Major environmental upgrades on each of the units at SJGS have significantly reduced emissions of NOx, SO2, particulate matter, and mercury. Between 2006 and 2017, SJGS has reduced emissions of NOx by 41%, SO2 by 70%, particulate matter by 61%, and mercury by 98%.
Renewable Energy
PNM’s renewable procurement strategy includes utility-owned solar capacity, as well as wind and geothermal energy purchased under PPAs. As of December 31, 2017, PNM had 107 MW of utility-owned solar capacity. In addition, PNM purchases power from a customer-owned distributed solar generation program that had an installed capacity of 91.9 MW at June 30, 2018. PNM also owns the 500 KW PNM Prosperity Energy Storage Project, which uses advanced batteries to store solar power and dispatch the energy either during high-use periods or when solar production is limited. The project was one of the first combinations of battery storage and PV energy in the nation and involved extensive research and development of advanced grid concepts. The facility also was the nation’s first solar storage facility fully integrated into a utility’s power grid. Since 2003, PNM has purchased the output from New Mexico Wind, a 204 MW wind facility, and began purchasing the output of Red Mesa Wind, an existing 102 MW wind energy center, on January 1, 2015. PNM has a 20-year agreement to purchase energy from the Lightning Dock Geothermal facility built near Lordsburg, New Mexico. The geothermal facility, which has a current capacity of 4 MW, began providing power to PNM in January 2014. PNM also purchases RECs as necessary to meet the RPS.
The majority of these renewable resources are key means for PNM to meet the RPS and related regulations that require PNM to achieve prescribed levels of energy sales from renewable sources, if that can be accomplished without exceeding the RCT limit set by the NMPRC. PNM makes renewable procurements consistent with the plans approved by the NMPRC. PNM’s 2017 renewable energy procurement plan meets RPS and diversity requirements for 2017 and 2018 using existing resources and does not propose any significant new procurements. PNM’s 2018 renewable energy procurement plan requested approval to procure an additional 80 GWh in 2019 and 105 GWh in 2020 from a re-powering of New Mexico Wind; approval to procure an additional 55 GWh in 2019 and 77 GWh in 2020 from a re-powering of Lightning Dock Geothermal; approval to procure 50 MW of new solar facilities to be constructed beginning in 2018; continuation of customer REC purchase programs; and other purchases of RECs to ensure annual compliance with the RPS. On November 15, 2017, the NMPRC issued an order approving PNM’s plan. NMIEC filed an appeal with the NM Supreme Court objecting to the fuel allocation methodology. NEE filed a motion to intervene and cross-appeal objecting to the approval of the 50 MW of new solar facilities. PNM and other parties have granted approval to intervene in the case. On February 27, 2018, the court issued an order denying a motion by NMIEC for a partial stay. On June 1, 2018, PNM filed its 2019 renewable energy procurement plan which meets RPS and diversity requirements for 2019 and 2020 using resources already approved by the NMPRC and does not propose any significant new procurements. Hearings on PNM’s 2019 renewable energy procurement plan are scheduled to begin on September 27, 2018. See Note 12. PNM cannot predict the outcome of these matters.

PNM is currently purchasing the output of 30 MW of solar capacity from NMRD that is used to serve the Facebook data center. See Strategic Investments above. In late 2017, PNM entered into three separate 25-year PPAs to purchase renewable energy and RECs to be used by PNM to supply additional renewable power to the Facebook data center. These PPAs include the purchase of the power and RECs from a 50 MW wind project to be operational at December 31, 2018, a 166 MW wind project to be operational in November 2020, and a 50 MW solar project to be operational in December 2021. The NMPRC approved these PPAs on March 21, 2018 (Note 12).
PNM will continue to procure renewable resources while balancing the impact to customers’ electricity costs in order to meet New Mexico’s escalating RPS requirements.
Energy Efficiency
Energy efficiency also plays a significant role in helping to keep customers’ electricity costs low while meeting their energy needs. PNM’s and TNMP’s energy efficiency and load management portfolios continue to achieve robust results. In 2017, incremental energy saved as a result of new participation in PNM’s portfolio of energy efficiency programs was approximately 74 GWh. This is equivalent to the annual consumption of approximately 11,000 homes in PNM’s service territory. PNM’s load management and annual energy efficiency programs also help lower peak demand requirements. In 2017, TNMP’s incremental energy saved as a result of new participation in TNMP’s energy efficiency programs was approximately 21 GWh. This is equivalent to the annual consumption of approximately 2,300 homes in TNMP’s service territory. In April 2016 and again in April 2017, TNMP was recognized by Energy Star for TNMP’s successful energy efficiency efforts. In April 2018, TNMP received the “Partner of the Year Energy Efficiency Delivery Award” for its High-Performance Homes Program.
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

Customer, Stakeholder, and Community Engagement

The Company strives to deliver a superior customer experience. Through outreach, collaboration, and various community-oriented programs, the Company has a demonstrated commitment to build productive relationships with stakeholders, including customers, community partners, regulators, intervenors, legislators, and shareholders. PNM continues to focus its efforts to enhance the customer experience through customer service improvements, including billing and payment options, strategic customer engagement, and improved communications. These efforts are supported by market research to understand the varying needs of customers, identifying and establishing valued services and programs, and proactively communicating and engaging with customers.
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

PNMR has a long tradition of supporting the communities it serves in New Mexico and Texas. The Company demonstrates its core value of caring through the PNM Resources Foundation, corporate giving, widespread employee volunteerism, and PNM’s low-income assistance programs. In addition to the extensive engagement both PNM and TNMP have with nonprofit organizations in their communities, the PNM Resources Foundation provides more than $1 million in grant funding each year across New Mexico and Texas. These grants help nonprofits innovate or sustain programs to grow and develop business, help create community spaces for public use, and provide educational opportunities supporting economic development. PNMR also provides employee matching and volunteer grants for various purposes. In 2017, “A New Century of Service” grants, which celebrate PNM’s 100th anniversary, funded 62 community projects to build a better future for local communities. In December 2017, PNM announced an additional $1.0 million in donations to the PNM Resources Foundation to support future economic and educational programs in New Mexico. In March 2018, the PNM Resources Foundation awarded five grants of $0.2 million each, to be paid over two years, to the New Mexico State University College of Engineering to support education for professional surveyors and for other economic and development educational opportunities.

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
Economic Factors
PNM – In the three and six months ended June 30, 2018, PNM experienced an increase in weather-normalized retail load of 1.0% and a decrease in weather-normalized retail load of 0.1% compared to 2017, reflecting New Mexico’s overall economy, along with PNM’s successful energy efficiency programs and increases in distributed generation. However, it appears the New Mexico economy is strengthening as there is growth in personal income and the state’s finances are stronger. Employment growth in Albuquerque is rising and coming closer to the national average as the state continues efforts to spur economic growth and attract jobs. PNM’s customer growth of 0.8% and 0.8% in the three and six months ended June 30, 2018 reflects these factors, including some of the previously announced successful economic development efforts.
TNMP – In the three and six months ended June 30, 2018, TNMP experienced an increase in volumetric weather normalized retail load of 1.4% and 2.5% compared to 2017. Most of TNMP’s industrial and larger commercial customers are billed based on their peak demand. Demand-based load, excluding retail transmission customers, increased 7.0% and 6.2% in the three and six months ended June 30, 2018. Economic and business growth in Texas continues to outpace the rest of the country. Texas led the nation in job creation in the first quarter of 2018. TNMP continues to see strong demand in its service territories, particularly with new transmission interconnection requests in the West Texas region where oil and gas production continues to grow and in the Gulf Coast area for load additions related to petroleum refineries.
Results of Operations
Net earnings attributable to PNMR were $53.2 million, or $0.67 per diluted share in the six months ended June 30, 2018 compared to $60.4 million, or $0.75 per diluted share, in 2017. Among other things, earnings in the six months ended June 30, 2018 benefited from additional revenues due to the rate increase approved in the NM 2016 Rate Case at PNM, higher revenues from new transmission customers and FERC formula transmission rates at PNM, rate increases and increased load at TNMP, warmer weather at PNM and TNMP in the second quarter of 2018 and colder weather at TNMP in the first quarter of 2018, higher AFUDC, and reduced income tax expense due to the reduced federal corporate income tax rate and the amortization of excess deferred income taxes ordered by the NMPRC. These increases were more than offset by reduced revenues at PNM due to power from PVNGS Unit 3 not being sold into the wholesale market, higher plant maintenance costs at PNM, increased operating expense due to the additional 197 MW of ownership in SJGS Unit 4 (offset by reduced expenses from the shutdown of SJGS Units 2 and 3), increased depreciation and property taxes due to increased plant in service at PNM and TNMP, and lower gains on the sales of investment securities at PNM. Additional information on factors impacting results of operation for each segment is discussed under Results of Operations below.
Liquidity and Capital Resources

PNMR and PNM have revolving credit facilities that expire in October 2022. In July 2018, the PNMR Revolving Credit Facility was amended to provide for two one-year extension options, subject to approval by a majority of the lenders. The PNMR and PNM facilities have capacities of $300.0 million and $400.0 million through October 2020 and $290.0 million and $360.0 million from November 2020 through October 2022. Both facilities provide for short-term borrowings and letters of credit. In addition, PNM has a $40.0 million revolving credit facility, which expires in December 2022, with banks having a significant presence in New Mexico and TNMP has a $75.0 million revolving credit facility, which expires in September 2022. On February 26, 2018, PNMR Development entered into a $24.5 million revolving credit facility that matures on February 25, 2019. Total availability for PNMR on a consolidated basis was $669.9 million at July 25, 2018. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.

PNMR projects that its consolidated capital requirements, consisting of construction expenditures and dividends, will total $3,150.0 million for 2018-2022, including amounts expended through June 30, 2018. The construction expenditures include estimated amounts for environmental upgrades at Four Corners, 50 MW of new solar facilities included in PNM’s 2018 renewable energy procurement plan, an anticipated expansion of PNM’s transmission system, and the initial costs of replacement resources related to the potential shutdown of SJGS Units 1 and 4 in 2022.

In July 2017, PNM entered into the PNM 2017 Senior Unsecured Note Agreement, under which $450.0 million of the PNM 2018 SUNs were to be issued in 2018 with the proceeds to be used to repay $450.0 million of currently outstanding SUNs on their maturity dates. In May 2018, PNM issued $350.0 million of the PNM 2018 SUNs and the remaining $100.0 million were issued on July 31, 2018. In March 2018, PNMR issued $300.0 million of 3.25% SUNs (the “PNMR 2018 SUNs”), which will mature on March 9, 2021. Proceeds from the issuance of the PNMR 2018 SUNs were used to repay a $150.0 million term loan and borrowings under the PNMR Revolving Credit Facility. On June 28, 2018, TNMP issued $60.0 million of first mortgage bonds maturing on June 28, 2028 and used the proceeds to reduce borrowings under the TNMP Revolving Credit Facility. On July 25, 2018, TNMP entered into the $20.0 million TNMP 2018 Term Loan Agreement that is due on July 25, 2020 and used the proceeds to reduce short-term borrowings and for general corporate purposes. After considering the effects of those financings,

PNMR has consolidated maturities and other repayments of short-term and long-term debt aggregating $572.3 million in the period from April 1, 2018 through March 31, 2019. Furthermore, the $24.5 million PNMR Development revolving credit facility expires in February 2019. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2018-2022 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements for at least the next twelve months. The Company is in compliance with its debt covenants.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Refer also to Disclosure Regarding Forward Looking Statements and to Part II, Item 1A. Risk Factors.

A summary of net earnings attributable to PNMR is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(In millions, except per share amounts)
Net earnings attributable to PNMR	$38.2	$37.6	$0.6	$53.2	$60.4	$(7.2)
Average diluted common and common equivalent shares	80.0	80.1	(0.1)	80.0	80.1	(0.1)
Net earnings attributable to PNMR per diluted share	$0.48	$0.47	$0.01	$0.67	$0.75	$(0.08)

The components of the change in net earnings attributable to PNMR are:

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
	(In millions)
PNM	$(0.3)	$(9.1)
TNMP	3.2	5.0
Corporate and Other	(2.3)	(3.1)
Net change	$0.6	$(7.2)

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

The following table summarizes the operating results for PNM:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(In millions)
Electric operating revenues	$264.5	$276.1	$(11.6)	$500.7	$527.7	$(27.0)
Cost of energy	66.4	83.0	(16.6)	137.2	164.3	(27.1)
Utility margin	198.2	193.1	5.1	363.6	363.4	0.2
Operating expenses	107.1	95.4	11.7	207.6	189.2	18.4
Depreciation and amortization	38.2	36.4	1.8	74.8	72.5	2.3
Operating income	52.9	61.3	(8.4)	81.2	101.8	(20.6)
Other income (deductions)	0.2	5.6	(5.4)	3.9	14.0	(10.0)
Interest charges	(20.0)	(20.9)	0.9	(40.8)	(41.9)	1.1
Segment earnings before income taxes	33.1	46.0	(12.9)	44.3	73.8	(29.5)
Income (taxes)	(2.3)	(15.5)	13.2	(2.0)	(23.2)	21.2
Valencia non-controlling interest	(4.1)	(3.5)	(0.6)	(7.8)	(7.0)	(0.8)
Preferred stock dividend requirements	(0.1)	(0.1)	—	(0.3)	(0.3)	—
Segment earnings	$26.5	$26.8	$(0.3)	$34.2	$43.3	$(9.1)

The following table shows total GWh sales, including the impacts of weather, by customer class and average number of customers:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage			Percentage
	2018	2017	Change	2018	2017	Change
	(Gigawatt hours, except customers)
Residential	747.4	711.0	5.1%	1,499.1	1,460.6	2.6%
Commercial	1,017.1	998.1	1.9	1,851.5	1,824.8	1.5
Industrial	210.1	214.1	(1.9)	415.8	422.0	(1.5)
Public authority	61.2	62.7	(2.4)	111.5	115.9	(3.8)
Economy energy service (1)	172.3	181.3	(5.0)	343.0	368.0	(6.8)
Firm-requirements wholesale (2)	—	21.8	(100.0)	—	43.4	(100.0)
Other sales for resale (3)	479.2	824.6	(41.9)	1,160.2	1,910.0	(39.3)
	2,687.3	3,013.6	(10.8)%	5,381.1	6,144.7	(12.4)%
Average retail customers (thousands)	525.8	521.5	0.8%	525.3	521.3	0.8%

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

Operating Results – Three months ended June 30, 2018 compared to 2017

The following table summarizes the significant changes to utility margin:

Three Months Ended June 30, 2018
Change
Utility margin:	(In millions)

Rate relief – Additional revenue due to rate increase approved by the NMPRC effective February 1, 2018 (Note 12)	$0.9
Retail Customer usage/load – Weather normalized KWh sales increased 1.0% due to increased sales to residential, commercial, and industrial customers	1.6
Weather – Warmer weather in 2018; cooling degree days were 35.6% higher	3.7
Transmission – The addition of new customers and higher revenues under formula transmission rates	4.0
Wholesale contracts – Loss of NEC as a wholesale generation customer	(0.6)
Unregulated margin – Loss of PVNGS Unit 3 wholesale power sales	(5.2)
Third party transmission cost – Transmission of power from PVNGS Unit 3 to serve New Mexico retail customers	(1.7)
Rate riders – Includes renewable energy and energy efficiency riders, which are partially offset in operating expenses, depreciation and amortization, and interest charges	0.2
Net unrealized economic hedges – Primarily related to 2017 hedges of PVNGS Unit 3 power sales and sales to NEC	2.3
Other	(0.1)
Net Change	$5.1

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended June 30, 2018
Change
Operating expenses:	(In millions)

Higher plant maintenance costs at SJGS, Four Corners, and gas-fired plants	$9.2
Increased costs associated with additional 132 MW of SJGS Unit 4 and accelerated recovery of SNCRs on SJGS Units 1 and 4	3.7
2018 regulatory disallowance resulting from the NMPRC’s September 28, 2016 order in PNM’s NM 2015 Rate Case (Note 12)	1.8
Increased costs associated with 65 MW of SJGS Unit 4 held as merchant plant beginning January 1, 2018 (Note 11)	1.4
Higher property taxes due to increases in utility plant in service and higher assessed values	1.0
Lower capitalized administrative and general expenses due to lower construction spending in 2018	0.2
Cost savings realized from the retirement of SJGS Units 2 and 3	(4.2)
2017 training costs associated with new software implementation	(0.3)
Other	(1.1)
Net Change	$11.7

Three Months Ended June 30, 2018
Change
Depreciation and amortization:	(In millions)

Increased utility plant in service	$2.5
Lower depreciation resulting from the retirement of SJGS Units 2 and 3, partially offset by amortization of the associated regulatory asset (Note 11)	(1.0)
Other	0.3
Net Change	$1.8

Other income (deductions):

Lower gains on investment securities in the NDT and coal mine reclamation trusts, including the impact of a new accounting pronouncement (Note 7)	$(7.3)
Lower non-service components of pension and OPEB expense	0.9
Higher interest income related to investment securities in the NDT and coal mine reclamation trusts, partially offset by higher trust expenses	0.6
Other	0.4
Net Change	$(5.4)

Interest charges:

Lower interest on $350.0 million of SUNs refinanced in May 2018	$1.8
Lower interest on $57.0 million of PCRBs refinanced in June 2017	0.2
Higher debt AFUDC	0.2
Higher interest on term loan agreements	(0.6)
Interest on deposit by PNMR Development for potential transmission interconnections	(0.7)
Net Change	$0.9

Income taxes:

Decrease due to reduction in corporate income tax rate and lower segment earnings before income taxes	$9.1
Amortization of excess deferred income taxes, as ordered by the NMPRC in PNM’s NM 2016 Rate Case	4.6
Increase due to lower excess tax benefits related to stock compensation awards (Note 8)	(0.2)
Other	(0.3)
Net Change	$13.2

Operating Results – Six months ended June 30, 2018 compared to 2017

The following table summarizes the significant changes to utility margin:

Six Months Ended June 30, 2018
Change
Utility margin:	(In millions)

Rate relief – Additional revenue due to rate increase approved by the NMPRC effective February 1, 2018 (Note 12)	$1.5
Retail Customer usage/load – Weather normalized KWh sales decreased 0.1% due to decreased sales to residential, industrial, and other customers	(0.2)
Weather – Warmer weather in 2018; cooling degree days were 35.4% higher	5.8
Transmission – The addition of new customers and higher revenues under formula transmission rates	6.8
Wholesale contracts – Loss of NEC as a wholesale generation customer	(1.1)
Unregulated margin – Loss of PVNGS Unit 3 wholesale power sales	(11.4)
Third party transmission cost – Transmission of power from PVNGS Unit 3 to serve New Mexico retail customers	(3.6)
Rate riders – Includes renewable energy and energy efficiency riders, which are partially offset in operating expenses, depreciation and amortization, and interest charges	0.8
Net unrealized economic hedges – Primarily related to 2017 hedges of PVNGS Unit 3 power sales and sales to NEC	1.0
Other	0.6
Net Change	$0.2

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Six Months Ended June 30, 2018
Change
Operating expenses:	(In millions)

Higher plant maintenance costs at SJGS, Four Corners, and gas-fired plants	$14.3
Increased costs associated with additional 132 MW of SJGS Unit 4 and accelerated recovery of SNCRs on SJGS Units 1 and 4	7.0
Increased costs associated with 65 MW of SJGS Unit 4 held as merchant plant beginning January 1, 2018 (Note 11)	2.7
Higher property taxes due to increases in utility plant in service and higher assessed values	1.7
Higher employee medical expenses due to unfavorable claims experience	0.6
2018 regulatory disallowance resulting from the NMPRC’s September 28, 2016 order in PNM’s NM 2015 Rate Case (Note 12)	1.8
Lower capitalized administrative and general expenses due to lower construction spending in 2018	0.7
Cost savings realized from the retirement of SJGS Units 2 and 3	(9.4)
2017 training costs associated with new software implementation	(1.1)
Other	0.1
Net Change	$18.4

Six Months Ended June 30, 2018
Change
Depreciation and amortization:	(In millions)

Increased utility plant in service	$4.3
Lower depreciation resulting from the retirement of SJGS Units 2 and 3, partially offset by amortization of the associated regulatory asset (Note 11)	(2.6)
Other	0.6
Net Change	$2.3

Other income (deductions):

Lower gains on investment securities in the NDT and coal mine reclamation trusts, including the impact of a new accounting pronouncement (Note 7)	$(13.7)
Higher equity AFUDC	0.5
2017 interest income from third-party transmission service provider due to FERC ruling	(1.0)
Lower non-service components of pension and OPEB expense	2.3
Higher interest income related to investment securities in the NDT and coal mine reclamation trusts, partially offset by higher trust expenses	1.4
Other	0.5
Net Change	$(10.0)

Interest charges:

Lower interest on $350.0 million of SUNs refinanced in May 2018	$1.8
Lower interest on $57.0 million of PCRBs refinanced in June 2017	0.5
Higher debt AFUDC	0.6
Higher interest on term loan agreements	(1.2)
Interest on deposit by PNMR Development for potential transmission interconnections	(0.7)
Other	0.1
Net Change	$1.1

Income taxes:

Decrease due to reduction in corporate income tax rate and lower segment earnings before income taxes	$16.7
Amortization of excess deferred income taxes, as ordered by the NMPRC in PNM’s NM 2016 Rate Case	5.8
Increase due to lower excess tax benefits related to stock compensation awards (Note 8)	(0.5)
Other	(0.8)
Net Change	$21.2

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

The following table summarizes the operating results for TNMP:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(In millions)
Electric operating revenues	$87.8	$86.2	$1.6	$169.4	$164.8	$4.6
Cost of energy	21.4	21.3	0.1	43.1	42.8	0.3
Utility margin	66.5	64.9	1.6	126.3	122.0	4.3
Operating expenses	23.5	23.0	0.5	48.5	46.8	1.7
Depreciation and amortization	16.1	15.6	0.5	32.5	31.0	1.5
Operating income	26.8	26.3	0.5	45.4	44.3	1.1
Other income (deductions)	0.8	0.4	0.4	1.9	1.2	0.7
Interest charges	(7.8)	(7.5)	(0.3)	(15.5)	(14.9)	(0.6)
Segment earnings before income taxes	19.9	19.2	0.7	31.7	30.5	1.2
Income (taxes)	(4.5)	(7.0)	2.5	(7.0)	(10.7)	3.7
Segment earnings	$15.4	$12.2	$3.2	$24.8	$19.8	$5.0

The following table shows total sales, including the impacts of weather, by retail tariff consumer class and average number of consumers:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage			Percentage
	2018	2017	Change	2018	2017	Change
Volumetric load (1) (GWh)
Residential	790.2	734.4	7.6%	1,447.0	1,311.4	10.3%
Commercial and other	7.9	8.5	(7.1)	16.0	17.7	(9.6)
Total volumetric load	798.1	742.9	7.4%	1,463.0	1,329.1	10.1%
Demand-based load (2) (MW)	4,342.7	4,044.6	7.4%	8,652.9	7,916.2	9.3%
Average retail consumers (thousands) (3)	251.2	247.9	1.3%	250.6	247.3	1.3%

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

Operating Results – Three months ended June 30, 2018 compared to 2017

The following table summarizes the significant changes to utility margin:

Three Months Ended June 30, 2018
Change
Utility margin:	(In millions)

Rate relief – Transmission cost of service rate increases in September 2017 and March 2018	$1.0
Retail customer usage/load – Weather normalized KWh sales increased 1.4%; the average number of retail consumers increased 1.3%	0.1
Demand based customer usage/load – Higher demand-based revenues for large commercial and industrial retail consumers; billed demand, excluding retail transmission customers, increased 7.0%	1.0
Weather – Warmer weather in 2018; cooling degree days were 7.9% higher in 2018	1.0
Rate Riders – Impacts of rate riders, including the AMS surcharge, CTC surcharge, energy efficiency rider, and transmission cost recovery factor	(0.3)
Revenue subject to refund – Amounts deferred as a regulatory liability for the impact of the reduction in the federal corporate income tax rate (Note 12)	(1.2)
Net Change	$1.6

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended June 30, 2018
Change
Operating expenses:	(In millions)

Higher employee related expenses	$0.1
Higher outside consulting costs, including vegetation management	0.4
Higher capitalization of administrative and general expenses due to higher construction expenditures	(1.1)
Higher property taxes due to increased utility plant in service	0.4
Higher property and casualty expense, primarily due to unfavorable claims experience	0.4
Other	0.3
Net Change	$0.5

Depreciation and amortization:

Increased utility plant in service	$1.0
Reduced CTC amortization and AMS depreciation	(0.5)
Net Change	$0.5

Other income (deductions):

Higher equity AFUDC	$0.3
Other	0.1
Net Change	$0.4

Three Months Ended June 30, 2018
Change
Interest charges:	(In millions)

Increase due to issuance of $60.0 million of long-term debt in August 2017	$(0.5)
Higher debt AFUDC	0.3
Other	(0.1)
Net Change	$(0.3)

Income taxes:

Decrease due to reduction in corporate income tax rate, partially offset by tax on higher segment earnings	$2.6
Increase due to lower excess tax benefits related to stock compensation awards (Note 8)	(0.1)
Net Change	$2.5

Operating Results – Six months ended June 30, 2018 compared to 2017

The following table summarizes the significant changes to utility margin:

Six Months Ended June 30, 2018
Change
Utility margin:	(In millions)

Rate relief – Transmission cost of service rate increases in March 2017, September 2017, and March 2018	$2.7
Retail customer usage/load – Weather normalized KWh sales increased 2.5%; the average number of retail consumers increased 1.3%	0.6
Demand based customer usage/load – Higher demand-based revenues for large commercial and industrial retail consumers; billed demand, excluding retail transmission customers, increased 6.2%	1.9
Weather – Milder weather in 2017 than 2018; heating degree days were 72.2% higher in the first quarter of 2018 and cooling degree days were 7.9% higher in the second quarter of 2018	2.1
Revenue subject to refund – Amounts deferred as a regulatory liability for the impact of the reduction in the federal corporate income tax rate (Note 12)	(2.7)
Other	(0.3)
Net Change	$4.3

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Six Months Ended June 30, 2018
Change
Operating expenses:	(In millions)

Higher employee related expenses	$0.4
Higher outside consulting costs, including vegetation management	0.8
Training costs associated with new software implementation in 2017	(0.4)
Higher costs associated with rate riders, primarily the AMS surcharge	0.4
Higher property taxes due to increased utility plant in service	0.7
Higher property and casualty expense, primarily due to unfavorable claims experience	0.4
Higher allocated corporate depreciation, primarily related to computer software	0.4
Higher capitalization of administration and general expense due to higher construction expenditures	(1.5)
Other	0.5
Net Change	$1.7

Depreciation and amortization:

Increased utility plant in service	$1.9
Reduced CTC amortization and AMS depreciation	(0.4)
Net Change	$1.5

Other income (deductions):

Higher equity AFUDC	$0.6
Other	0.1
Net Change	$0.7

Interest charges:

Increase due to issuance of $60.0 million of long-term debt in August 2017	$(1.0)
Higher debt AFUDC	0.5
Other	(0.1)
Net Change	$(0.6)

Income taxes:

Decrease due to reduction in corporate income tax rate, partially offset by tax on higher segment earnings	$4.0
Increase due to lower excess tax benefits related to stock compensation awards (Note 8)	(0.2)
Other	(0.1)
Net Change	$3.7

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(In millions)
Electric operating revenues	$—	$—	$—	$—	$—	$—
Cost of energy	—	—	—	—	—	—
Utility margin	—	—	—	—	—	—
Operating expenses	(5.4)	(5.2)	(0.2)	(10.4)	(9.9)	(0.5)
Depreciation and amortization	5.7	5.6	0.1	11.4	10.6	0.8
Operating income (loss)	(0.4)	(0.3)	(0.1)	(1.1)	(0.7)	(0.4)
Other income (deductions)	0.5	1.9	(1.4)	2.2	3.6	(1.4)
Interest charges	(5.5)	(3.9)	(1.6)	(10.0)	(7.2)	(2.8)
Segment earnings (loss) before income taxes	(5.4)	(2.3)	(3.1)	(8.9)	(4.2)	(4.7)
Income (taxes) benefit	1.7	0.9	0.8	3.0	1.5	1.5
Segment earnings (loss)	$(3.7)	$(1.4)	$(2.3)	$(5.8)	$(2.7)	$(3.1)

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

Operating Results – Three months ended June 30, 2018 compared to 2017

The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Three Months Ended June 30, 2018
Change
Other income (deductions):	(In millions)

Decrease in interest income on the Westmoreland Loan	$(1.1)
Donations	(0.5)
Equity in net earnings of NMRD	0.2
Net Change	$(1.4)

Interest charges:

Repayment of $150.0 million PNMR 2015 Term Loan Agreement in March 2018	$0.8
Issuance of $300.0 million of PNMR 2018 SUNs in March 2018 (Note 9)	(2.4)
Increase in interest expense on the BTMU Term Loan Agreement	(0.2)
Increase in interest expense on the PNMR 2016 Two-Year Term Loan	(0.2)
Elimination of intercompany interest (Note 9)	0.7
Other	(0.3)
Net Change	$(1.6)

Three Months Ended June 30, 2018
Change
Income taxes:	(In millions)

Decrease due to reduction in corporate income tax rate and larger segment loss before income taxes	$0.5
Impact of difference in effective tax rates used by PNMR and its subsidiaries in the calculation of income taxes in interim periods	0.3
Net Change	$0.8

Operating Results – Six months ended June 30, 2018 compared to 2017

The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Six Months Ended June 30, 2018
Change
Other income (deductions):	(In millions)

Decrease in interest income on the Westmoreland Loan	$(1.5)
Donations	(0.5)
Equity in net earnings of NMRD	0.3
Other	0.3
Net Change	$(1.4)

Interest charges:

Repayment of $150.0 million PNMR 2015 Term Loan Agreement in March 2018	$0.9
Higher short-term borrowings and interest rates	(0.8)
Issuance of $300.0 million of PNMR 2018 SUNs in March 2018 (Note 9)	(3.3)
Increase in interest expense on the PNMR 2016 Two-Year Term Loan	(0.3)
Elimination of intercompany interest (Note 9)	0.7
Net Change	$(2.8)

Income taxes:

Decrease due to reduction in corporate income tax rate and larger segment loss before income taxes	$0.6
Impact of phased-in reduction in New Mexico corporate income tax rates	0.1
Impact of difference in effective tax rates used by PNMR and its subsidiaries in the calculation of income taxes in interim periods	1.0
Other	(0.2)
Net Change	$1.5

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the six months ended June 30, 2018 compared to June 30, 2017 are summarized as follows:

	Six Months Ended June 30,
	2018	2017	Change
	(In millions)
Net cash flows from:
Operating activities	$133.9	$200.6	$(66.7)
Investing activities	(200.3)	(213.4)	13.1
Financing activities	67.3	9.4	57.9
Net change in cash and cash equivalents	$0.9	$(3.3)	$4.2

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
Cash Flows from Investing Activities
The changes in PNMR’s cash flows from investing activities relate primarily to changes in utility plant additions. Cash flows from investing activities also include purchases and sales of investment securities in the NDT and coal mine reclamation trusts, including activity to rebalance the investment portfolio. In addition, cash flows from investing activities include activity related to the Westmoreland Loan and NMRD. Major components of PNMR’s cash inflows and (outflows) from investing activities are shown below:

	Six Months Ended June 30,
	2018	2017	Change
Cash (Outflows) for Utility Plant Additions	(In millions)
PNM:
Generation	$(35.8)	$(19.8)	$(16.0)
Transmission and distribution	(63.7)	(75.1)	11.4
Four Corners SCRs	(6.9)	(17.1)	10.2
Nuclear fuel	(13.9)	(13.7)	(0.2)
	(120.3)	(125.7)	5.4
TNMP:
Transmission	(51.2)	(44.5)	(6.7)
Distribution	(64.2)	(33.3)	(30.9)
AMS	—	(1.1)	1.1
	(115.4)	(78.9)	(36.5)
Corporate and Other:
Computer hardware and software	(9.9)	(20.9)	11.0
PNMR Development utility plant additions	—	(5.4)	5.4
	(9.9)	(26.3)	16.4
	$(245.6)	$(230.9)	$(14.7)
Cash Inflows (Outflows) Related to Investment Securities
Proceeds from sales of investment securities	$794.1	$358.0	$436.1
Purchases of investment securities	(797.3)	(359.9)	(437.4)
	$(3.2)	$(1.9)	$(1.3)
Cash Inflows on the Westmoreland Loan
Principal payments	$56.6	$19.2	$37.4
Cash Inflows (Outflows) Related to NMRD
Investments in NMRD	$(8.0)	$—	$(8.0)

Cash Flow from Financing Activities
The changes in PNMR’s cash flows from financing activities include:

•	Short-term borrowings decreased $22.8 million in 2018 compared to an increase of $86.4 million in 2017, resulting in a net decrease in cash flows from financing activities of $109.2 million

•	In 2018, PNMR issued $300.0 million aggregate principal amount of 3.250% SUNs and used the proceeds to repay the $150.0 million PNMR 2015 Term Loan Agreement and to reduce short-term borrowings

•	NM Capital made principal payments on the BTMU Term Loan Agreement of $50.1 million in 2018 compared to $20.4 million in 2017

•	In 2018, PNM issued $350.0 million of SUNs and repaid $350.0 million of 7.95% of SUNs

•	In 2018, TNMP issued $60.0 million of 3.85% first mortgage bonds and used the proceeds to reduce short-term debt

•	In 2017, PNM successfully remarketed $57.0 million of outstanding PCRBs

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

Each of the Company’s revolving credit facilities and term loans has contained a single financial covenant, which requires the maintenance of debt-to-capitalization ratios of less than or equal to 65%, and generally include customary covenants, events of default, cross default provisions, and change of control provisions. The Company is in compliance with its debt covenants. In July 2018, the PNMR Revolving Credit Facility, the PNMR 2016 One-Year Term Loan (as extended), the PNMR 2016 Two-Year Term Loan, and the PNMR Development Revolving Credit Facility were each amended such that PNMR is now required to maintain a debt-to-capitalization ratio of less than or equal to 70%. The debt-to-capitalization ratio requirement remains at less than or equal to 65% for PNM and TNMP agreements.

As discussed in Note 11, NM Capital, a wholly-owned subsidiary of PNMR, entered into the $125.0 million BTMU Term Loan Agreement with BTMU, as lender and administrative agent. The BTMU Term Loan Agreement had a maturity date of February 1, 2021 and bore interest at a rate based on LIBOR plus a customary spread. PNMR, as parent company of NM Capital, guaranteed NM Capital’s obligations to BTMU. NM Capital utilized the proceeds of the BTMU Term Loan Agreement to provide funding for the $125.0 million Westmoreland Loan to a ring-fenced, bankruptcy-remote, special-purpose entity subsidiary of Westmoreland Coal Company to finance Westmoreland’s purchase of SJCC. On May 22, 2018, the full principal outstanding under the Westmoreland Loan of $50.1 million was repaid. NM Capital used a portion of the proceeds to repay all remaining principal of $43.1 million owed under the BTMU Term Loan Agreement. These payments effectively terminated the loan agreements. In addition, PNMR’s guarantee of NM Capital’s obligations was also effectively terminated. See Note 6.

On October 21, 2016, PNMR entered into letter of credit arrangements with JPMorgan Chase Bank, N.A. (the “JPM LOC Facility”) under which letters of credit aggregating $30.3 million were issued to facilitate the posting of reclamation bonds, which SJCC is required to post in connection with permits relating to the operation of the San Juan mine (Note 11).

On July 28, 2017, PNM entered into the PNM 2017 Senior Unsecured Note Agreement with institutional investors for the sale of $450.0 million aggregate principal amount of eight series of SUNs (the “PNM 2018 SUNs”) offered in private placement transactions. In May 2018, PNM issued $350.0 million of the PNM 2018 SUNs (at fixed annual interest rates ranging from 3.15% to 4.50% for terms between 5 and 30 years) and used the proceeds to repay an equal amount of PNM’s 7.95% SUNs that matured on May 15, 2018. PNM issued the remaining $100.0 million of the PNM 2018 SUNs (at fixed annual interest rates of 3.78% and 4.60% for terms of 10 and 30 years) on July 31, 2018 and will use the proceeds to repay an equal amount of PNM’s 7.50% SUNs at their maturity on August 1, 2018.

On March 9, 2018, PNMR issued $300.0 million aggregate principal amount of 3.250% SUNs (the “PNMR 2018 SUNs”), which mature on March 9, 2021. The proceeds from the offering were used to repay the $150.0 million PNMR 2015 Term Loan Agreement and to reduce borrowings under the PNMR Revolving Credit Facility.

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

On June 28, 2018, TNMP entered into an agreement under which TNMP issued $60.0 million aggregate principal amount of 3.85% first mortgage bonds, due 2028. On July 25, 2018, TNMP entered into the $20.0 million TNMP 2018 Term Loan Agreement that bears interest at a variable rate, which was 2.76% at July 25, 2018, and has a maturity of July 25, 2020. TNMP used the proceeds from these issuances to repay short-term borrowings and for general corporate purposes.

At June 30, 2018, variable interest rates were 2.88% for the $100.0 million PNMR 2016 Two-Year Term Loan and 2.83% for the $200.0 million PNM 2017 Term Loan Agreement.

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

Capital Requirements

PNMR’s total capital requirements consist of construction expenditures and cash dividend requirements for PNMR common stock and PNM preferred stock. Key activities in PNMR’s current construction program include:

•	Upgrading generation resources, including expenditures for compliance with environmental requirements and for renewable energy resources

•	Expanding the electric transmission and distribution systems

•	Purchasing nuclear fuel

Projected capital requirements, including amounts expended through June 30, 2018, are:

	2018	2019-2022	Total
	(In millions)
Construction expenditures	$514.1	$2,211.2	$2,725.3
Dividends on PNMR common stock	84.4	337.7	422.1
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$599.0	$2,551.0	$3,150.0
The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include environmental upgrades of $8.4 million at Four Corners, $71.6 million for 50 MW of new solar facilities included in PNM’s 2018 renewable energy procurement plan, approximately $170 million in 2018-2020 for an anticipated expansion of PNM’s transmission system, and approximately $100 million in 2021 and $300 million in 2022 for the costs of replacement resources related to the potential shutdown of SJGS Units 1 and 4 in 2022. Expenditures for the expansion of PNM’s transmission system and SJGS replacement resources are subject to obtaining necessary approvals of the NMPRC. PNM will be required to file CCN applications with the NMPRC to obtain those approvals, as well as to make an abandonment filing for approval to shut down SJGS. Expenditures for environmental upgrades are estimated to be $8.4 million in 2018. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to be able to pay dividends to PNMR. Note 5 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K describes regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.
During the six months ended June 30, 2018, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and the borrowings discussed in Financing Activities above.

In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt and term loans that must be paid or refinanced at maturity. The $100.0 million PNMR 2016 One-Year Term Loan (as extended) matures on December 14, 2018, the $100.0 million PNMR 2016 Two-Year Term Loan matures on December 21, 2018, the $200.0 million PNM 2017 Term Loan matures on January 18, 2019, and $172.3 million of TNMP first mortgage bonds are due in April 2019. Also, the $24.5 million PNMR Development Revolving Credit Facility expires in February 2019. In addition, $100.0 million of PNM SUNs mature on August 1, 2018. However, as described above, PNM entered into the PNM 2017 Senior Unsecured Note Agreement on July 28, 2017 under which PNM issued $100.0 million of the PNM 2018 SUNs on July 31, 2018 to repay an equal amount of SUNs at their maturity on August 1, 2018. Note 6 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K contains additional information about the maturities of long-term debt. PNMR and PNM anticipate that funds to repay these long-term debt maturities and term loans will come from entering into new arrangements similar to the existing agreements, borrowing under their revolving credit facilities, issuance of new long-term debt in the public or private capital markets, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.
Liquidity
PNMR’s liquidity arrangements include the PNMR Revolving Credit Facility, the PNM Revolving Credit Facility, and the TNMP Revolving Credit Facility. In July 2018, the PNMR Revolving Credit Facility was amended to provide for two one-year extension options, subject to approval by a majority of the lenders. The PNMR and PNM facilities have capacities of $300.0 million and $400.0 million through October 2020 and $290.0 million and $360.0 million from November 2020 through October 2022. The $75.0 million TNMP Revolving Credit Facility matures in September 2022. PNM also has the $40.0 million PNM 2017 New Mexico Credit Facility, which expires in December 2022. PNMR Development has a $24.5 million revolving credit facility that expires in February 2019. The Company believes the terms and conditions of these facilities are consistent with those of other investment grade revolving credit facilities in the utility industry.  The Company expects that it will be able to extend or replace these credit facilities under similar terms and conditions prior to their expirations.
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

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
Range of Borrowings	Low	High	Low	High
	(In millions)
PNM:
PNM Revolving Credit Facility	$—	$40.0	$—	$64.2
PNM 2017 New Mexico Credit Facility	—	10.0	—	20.0
TNMP Revolving Credit Facility	10.1	73.9	—	73.9
PNMR Revolving Credit Facility	92.7	122.6	29.1	210.0
PNMR Development Revolving Credit Facility	21.5	24.5	—	24.5
At June 30, 2018, the average interest rate was 3.33% for the PNMR Revolving Credit Facility, 2.89% for the PNMR 2016 One-Year Term Loan (as extended), 3.22% for the PNM Revolving Credit Facility, 3.22% for the PNM 2017 New Mexico Credit Facility, 2.84% for the TNMP Revolving Credit Facility, and 3.05% for the PNMR Development Revolving Credit Facility.
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
Information concerning the credit ratings for PNMR, PNM, and TNMP was set forth under the heading Liquidity in the MD&A contained in the 2017 Annual Reports on Form 10-K. As of July 25, 2018, ratings on the Company’s securities were as follows:

	PNMR	PNM	TNMP
S&P
Corporate rating	BBB+	BBB+	BBB+
Senior secured debt	*	*	A
Senior unsecured debt	BBB	BBB+	*
Preferred stock	*	BBB-	*
Moody’s
Issuer rating	Baa3	Baa2	A3
Senior secured debt	*	*	A1
Senior unsecured debt	Baa3	Baa2	*
* Not applicable

Currently, all of the credit ratings issued by both Moody’s and S&P on the Company’s debt are investment grade. On January 16, 2018, S&P changed the outlook for PNMR, PNM, and TNMP from stable to negative while affirming the ratings above for all entities. On June 29, 2018, Moody’s changed the ratings outlook for PNMR and PNM from positive to stable, maintained the stable outlook for TNMP, and affirmed the long-term credit ratings of each entity. The ultimate outcomes from PNM’s NM 2015 Rate Case and NM 2016 Rate Case, including the pending appeals before the NM Supreme Court, and the TNMP 2018 Rate Case, as discussed in Note 12, could affect both the outlook and credit ratings. Investors are cautioned that a security rating is not a recommendation to buy, sell, or hold securities, that each rating is subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

A summary of liquidity arrangements as of July 25, 2018 is as follows:

	PNM	TNMP	PNMR Separate	PNMR Development	PNMR Consolidated
	(In millions)
Financing capacity:
Revolving credit facility	$400.0	$75.0	$300.0	$24.5	$799.5
PNM 2017 New Mexico Credit Facility	40.0	—	—	—	40.0
Total financing capacity	$440.0	$75.0	$300.0	$24.5	$839.5

Amounts outstanding as of July 25, 2018:
Revolving credit facility	$8.8	$6.2	$111.0	$24.5	$150.5
PNM New Mexico Credit Facility	10.0	—	—	—	10.0
Letters of credit	2.5	0.1	6.5	—	9.1
Total short-term debt and letters of credit	21.3	6.3	117.5	24.5	169.6

Remaining availability as of July 25, 2018	$418.7	$68.7	$182.5	$—	$669.9
Invested cash as of July 25, 2018	$—	$—	$0.9	$—	$0.9
In addition to the above, PNMR had $30.3 million of letters of credit outstanding under the JPM LOC Facility. The above table excludes intercompany debt. As of July 25, 2018, PNM and TNMP had intercompany borrowings from PNMR of $20.0 million and $3.5 million. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.

For offerings of debt or equity securities registered with the SEC, PNMR has a shelf registration statement expiring in March 2021. This shelf registration statement has unlimited availability and can be amended to include additional securities, subject to certain restrictions and limitations. PNMR can also offer new shares of common stock through the PNM Resources Direct Plan under a SEC shelf registration statement that expires in August 2018. PNM has a shelf registration statement for up to $475.0 million of SUNs that expires in May 2020.
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

	June 30, 2018	December 31, 2017
PNMR
PNMR common equity	39.8%	40.9%
Preferred stock of subsidiary	0.3%	0.3%
Long-term debt	59.9%	58.8%
Total capitalization	100.0%	100.0%

PNM
PNM common equity	46.6%	46.0%
Preferred stock	0.4%	0.4%
Long-term debt	53.0%	53.6%
Total capitalization	100.0%	100.0%

TNMP
Common equity	54.6%	56.9%
Long-term debt	45.4%	43.1%
Total capitalization	100.0%	100.0%

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

PNM has several programs underway to reduce or offset GHG from its generation resource portfolio, thereby reducing its exposure to climate change regulation. See Note 12. As described in Note 11, PNM received approval for the December 31, 2017 shutdown of SJGS Units 2 and 3 as part of its strategy to address the regional haze requirements of the CAA. The shutdown of SJGS Units 2 and 3 is expected to result in a reduction of GHG for the entire station of approximately 50%, including an overall reduction of approximately 40% of GHG from the Company’s owned interests. In addition, as discussed in Note 12, PNM’s 2017 IRP indicates exiting ownership in the remaining SJGS units in 2022 and Four Corners in 2031 would provide long-term cost savings to its customers and would further reduce PNM’s GHG. PNM owns utility-scale solar generation with a total generation capacity of 107 MW. Since 2003, PNM has purchased the entire output of New Mexico Wind, which has an aggregate capacity of 204 MW, and, since January 2015, has purchased the full output of Red Mesa Wind, which has an aggregate capacity of 102 MW. PNM has a 20-year PPA for the output of Lightning Dock Geothermal, which began providing power to PNM in January 2014. The current capacity of the geothermal facility is 4 MW. On November 15, 2017 the NMPRC approved PNM’s 2018 renewable energy procurement plan. As a result, PNM will acquire an additional 80 GWh in 2019 and 105 GWh in 2020 from a re-powering of New Mexico Wind; an additional 55 GWh in 2019 and 77 GWh in 2020 from a re-powering of Lightning Dock Geothe rmal; and PNM will construct 50 MW of new solar facilities in 2018 and 2019. Additionally, PNM began purchasing renewable energy from 30 MW of solar PV facilities owned by NMRD in 2018 to provide energy to a new data center being constructed in PNM’s service territory (Note 11). PNM also has a customer distributed solar generation program that represented 91.9 MW at June 30, 2018. PNM’s distributed solar programs will reduce PNM’s annual production from fossil-fueled electricity generation by about 200 GWh. PNM has offered its customers a comprehensive portfolio of energy efficiency and load management programs since 2007, with a budget of $23.6 million for the 2018 program year. PNM’s cumulative annual savings from these programs were approximately 622 GWh of electricity in 2017. Over the next 20 years, PNM projects energy efficiency and load management programs will provide the equivalent of approximately 8,000 GWh of electricity, which will avoid at least 4.3 million metric tons of CO2 based upon projected emissions from PNM’s system-wide resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in demand for electricity, and complex relationships between those variables.

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

Most notably, the order directs EPA to immediately review and, if appropriate and consistent with law, suspend, revise, or rescind (1) the Carbon Pollution Standards for new, reconstructed or modified electric utilities, (2) the Clean Power Plan, (3) the Proposed Clean Power Plan Model Trading Rules, and (4) the Legal Memorandum supporting the Clean Power Plan. In response, the EPA signed a NOPR to repeal the Clean Power Plan on October 10, 2017. The notice proposes a legal interpretation concluding that the Clean Power Plan exceeds EPA’s statutory authority. EPA accepted comments on that proposed interpretation through April 26, 2018. Any final rule will likely be subject to judicial review. On December 18, 2017, EPA released an advanced NOPR addressing GHG guidelines for existing electric utility generating units. Comments were due by February 26, 2018. On July 9, 2018, EPA submitted a proposed rule titled “State Guidelines for Greenhouse Gas Emissions from Existing Electric Utility Generating Units” to the United States Office of Management and Budget for interagency review.

PNM is unable to predict the impact to the Company of these proposed rulemakings, including the potential repeal of the Clean Power Plan. If a future regulation limiting GHG from fossil-fueled EGUs is adopted, such regulations could impact PNM’s existing and future fossil-fueled EGUs. The existing Carbon Pollution Standards covering new sources could also impact PNM’s generation fleet, although that rule remains under review by EPA and the DC Circuit.

Federal Legislation

Prospects for enactment in Congress of legislation imposing a new or enhanced regulatory program to address climate change are highly unlikely in 2018.

State and Regional Activity

Pursuant to New Mexico law, each utility must submit an IRP to the NMPRC every three years to evaluate renewable energy, energy efficiency, load management, distributed generation, and conventional supply-side resources on a consistent and comparable basis.  The IRP is required to take into consideration risk and uncertainty of fuel supply, price volatility, and costs of anticipated environmental regulations when evaluating resource options to meet supply needs of the utility’s customers.  The NMPRC requires that New Mexico utilities factor a standardized cost of carbon emissions into their IRPs using prices ranging between $8 and $40 per metric ton of CO2 emitted and escalating these costs by 2.5% per year.  Under the NMPRC order, each utility must analyze these standardized prices as projected operating costs.  Reflecting the developing nature of this issue, the NMPRC order states that these prices may be changed in the future to account for additional information or changed circumstances.  Although these prices may not reflect the costs that ultimately will be incurred, PNM is required to use these prices for purposes of its IRP.  In its 2017 IRP, PNM analyzed resource portfolio plans for scenarios that assumed SJGS will operate beyond the end of the current coal supply agreement that runs through June 30, 2022 and for scenarios that assumed SJGS will cease operations by the end of 2022 as discussed in Note 12. The key findings of the 2017 IRP include that exiting SJGS in 2022 would provide long-term cost benefits to PNM’s customers and that PNM exiting its ownership interest in Four Corners in 2031 would also save customers money. The materials presented in the IRP process are available at www.pnm.com\irp.

On August 30, 2017, Western Resource Advocates provided the NMPRC with a presentation on a proposed rulemaking for the adoption of a clean energy standard in New Mexico and a suggestion that the NMPRC issue a NOPR. The NMAG’s office and Prosperity Works joined in the petition. The proposed clean energy standard, if adopted, would require utilities to reduce carbon emissions by four percent per year for the next 20 years. The NMPRC has convened a series of workshops to develop a clean energy standard rule that could be proposed for a future rulemaking proceeding. The major topic areas discussed at the workshops are: jurisdictional and other legal issues; selection of the timeframe for the emissions baseline year to be used, unspecified power, and electric vehicle credits; and cost responsibilities, benefits, reasonable cost threshold, impact on rates, compliance issues, reliability impacts, and unintended consequences. Workshops were completed in 2018. PNM is unable to predict the outcome of any proposed rule that may result from this process.

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

On December 12, 2015, the Paris Agreement was finalized during the 2015 COP. The agreement, which was agreed to by more than 190 nations, requires that countries submit Nationally Determined Contributions (“NDCs”). NDCs reflect national targets and actions that arise out of national policies and elements relating to oversight, guidance and coordination of actions to reduce emissions by all countries. In November 2014, then President Obama announced the United States’ commitment to reduce GHG, on an economy-wide basis, by 26%-28% from 2005 levels by the year 2025. The United States NDC is part of an overall effort by the former administration to have the United States achieve economy-wide reductions of around 80% by 2050.  The former administration’s GHG reduction target for the electric utility industry is a key element of its NDC and is based on EPA’s final GHG regulations for new, existing, and modified and reconstructed sources. The United States was one of 189 nations that offered intended NDCs.  Thresholds for the number of countries necessary to ratify or accede to the Paris Agreement and total global GHG percentage were achieved on October 5, 2016 and the Paris Agreement entered into force on November 4, 2016.  To date, 178 countries have ratified the Paris Agreement.  On June 1, 2017, President Trump announced that the United States would withdraw from the Paris Agreement. In his public statement, he indicated that the United States would “begin negotiations to reenter either the Paris Accord or a .... new transaction on terms that are fair to the United States, its businesses, its workers, its people, its taxpayers.” To date there have been no specific details as to how this will be accomplished.

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

As of June 30, 2018, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s 2017 Annual Reports on Forms 10-K. The policies disclosed included unbilled revenues, regulatory accounting, impairments, decommissioning and reclamation costs, pension and other postretirement benefits, accounting for contingencies, and income taxes.

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

Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM, and TNMP caution readers not to place undue reliance on these statements. PNMR’s, PNM’s, and TNMP’s business, financial condition, cash flows, and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors include:

•
The ability of PNM and TNMP to recover costs and earn allowed returns in regulated jurisdictions, including the impacts of the NMPRC orders in PNM’s NM 2015 Rate Case and NM 2016 Rate Case, appeals of those orders, the deferral of the issue of PNM’s prudence of continuation of participation in Four Corners to PNM’s next rate case and recovery of PNM’s investments in that plant, any actions resulting from PNM’s 2017 IRP, and the TNMP 2018 Rate Case (collectively, the “Regulatory Proceedings”) and the impact on service levels for PNM customers if the ultimate outcomes do not p rovide for the recovery of costs of operating and capital expenditures, as well as other impacts of federal or state regulatory and judicial actions

•
The ability of the Company to successfully forecast and manage its operating and capital expenditures, including aligning expenditures with the revenue levels resulting from the ultimate outcomes of the Regulatory Proceedings and supporting forecasts utilized in future test year rate proceedings

•
Uncertainty surrounding the status of PNM’s participation in jointly-owned generation projects, including the 2022 scheduled expiration of the operational and fuel supply agreements for SJGS, as well as the 2018 required NMPRC filing to determine the extent to which SJGS should continue serving PNM’s retail customers beyond mid-2022 and any actions resulting from PNM’s 2017 IRP, including regulatory recovery of undepreciated investments in the event the NMPRC orders generating facilities to be retired before currently scheduled

•
Uncertainty regarding the requirements and related costs of decommissioning power plants and reclamation of coal mines supplying certain power plants, as well as the ability to recover those costs from customers, including the potential impacts of the ultimate outcomes of the Regulatory Proceedings

•
The impacts on the electricity usage of customers and consumers due to performance of state, regional, and national economies, energy efficiency measures, weather, seasonality, alternative sources of power, and other changes in supply and demand

•
Uncertainty regarding what actions PNM may take with respect to the generating capacity in PVNGS Units 1 and 2, which is under lease, at the expiration of the lease terms in 2023 and 2024, as well as the related treatment for ratemaking purposes by the NMPRC

•
The Company’s ability to access the financial markets in order to provide financing to repay or refinance debt as it comes due, as well as for ongoing operations and construction expenditures, including disruptions in the capital or credit markets, actions by ratings agencies, and fluctuations in interest rates, including any negative impacts that could result from the ultimate outcomes of the Regulatory Proceedings

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

•	Uncertainty surrounding counterparty credit risk, including financial support provided to facilitate the coal supply at SJGS

•	The effectiveness of risk management regarding commodity transactions and counterparty risk

•	The outcome of legal proceedings, including the extent of insurance coverage

•	Changes in applicable accounting principles or policies

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages the scope of its various forms of market risk through a comprehensive set of policies and procedures with oversight by senior level management through the Risk Management Committee (“RMC”). The Board’s Finance Committee sets the risk limit parameters. The RMC has oversight over the risk control organization. The RMC is assigned responsibility for establishing and enforcing the policies, procedures, and limits and evaluating the risks inherent in proposed transactions on an enterprise-wide basis. The RMC’s responsibilities include:

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
Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 7, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2018 and the year ended December 31, 2017, the Company had no commodity derivative instruments designated as cash flow hedging instruments.
Commodity contracts, other than those that do not meet the definition of a derivative under GAAP, are recorded at fair value on the Condensed Consolidated Balance Sheets. The following table details the changes in the net asset or liability balance sheet position for mark-to-market energy transactions.

	Six Months Ended
	June 30,
	2018	2017
Economic Hedges	(In thousands)
Sources of fair value gain (loss):
Net fair value at beginning of period	$(94)	$2,885
Amount realized on contracts delivered during period	54	(3,597)
Changes in fair value	2	2,657
Net mark-to-market change recorded in earnings	56	(940)
Net change recorded as regulatory assets and liabilities	(284)	(88)
Net fair value at end of period	$(322)	$1,857
All of the fair values as of June 30, 2018 were determined based on prices provided by external sources other than actively quoted market prices. The net mark-to-market amounts will settle in 2018.

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

Schedule of Credit Risk Exposure
June 30, 2018

Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$916	2	$644
Non-investment grade	1	—	—
Split ratings	138	—	—
Internal ratings:
Investment grade	567	1	377
Non-investment grade	—	—	—
Total	$1,622		$1,021

(1)
The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)
The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than the Tri-State hazard sharing agreement), forward sales, and short-term sales. The gross exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements, but are not reduced by posted credit collateral. At June 30, 2018, PNMR held $1.9 million of cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of June 30, 2018 was $0.4 million.

Other investments have no significant counterparty credit risk.

Interest Rate Risk

The majority of the Company’s long-term debt is fixed-rate debt and does not expose earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of PNMR’s consolidated long-term debt instruments would increase by 2.2%, or $58.2 million if interest rates were to decline by 50 basis points from their levels at June 30, 2018. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity. At July 25, 2018, PNMR, PNM, TNMP, and PNMR Development had short-term debt outstanding of $111.0 million, $8.8 million, $6.2 million, and $24.5 million under their revolving credit facilities, which allow for a maximum aggregate borrowing capacity of $300.0 million for PNMR, $400.0 million for PNM, $75.0 million for TNMP, and $24.5 million for PNMR Development. PNM also had borrowings of $10.0 million under the $40.0 million PNM 2017 New Mexico Credit Facility at July 25, 2018. The revolving credit facilities, the PNM 2017 New Mexico Credit Facility, the $100.0 million PNMR 2016 One-Year Term Loan Agreement (as extended), the $100.0 million PNMR 2016 Two-Year Term Loan Agreement, the $200.0 million PNM 2017 Term Loan Agreement, and the $20.0 million TNMP 2018 Term Loan Agreement bear interest at variable rates. On July 25, 2018, interest rates on borrowings averaged 3.34% for the PNMR Revolving Credit Facility, 2.89% for the PNMR 2016 One-Year Term Loan Agreement (as extended), 2.85% for the PNMR 2016 Two-Year Term Loan Agreement, 3.20% for the PNM Revolving Credit Facility, 3.21% for the PNM 2017 New Mexico Credit Facility, 2.83% for the PNM 2017 Term Loan Agreement, 2.83% for the TNMP Revolving Credit Facility, 2.76% for the TNMP 2018 Term Loan Agreement, and 3.08% for the PNMR Development Revolving Credit Facility. The Company is exposed to interest rate risk to the extent of future increases in variable interest rates. However, as discussed in Note 9, PNMR has entered into hedging arrangements to effectively establish fixed interest rates on $150.0 million of variable rate debt.

The investments held by PNM in trusts for decommissioning and reclamation had an estimated fair value of $323.1 million at June 30, 2018, of which 62.2% were fixed-rate debt securities that subject PNM to risk of loss of fair value with increases in market interest rates. If interest rates were to increase by 50 basis points from their levels at June 30, 2018, the decrease in the fair value of the fixed-rate securities would be 2.8%, or $5.6 million.

PNM does not directly recover or return through rates any losses or gains on the securities, including equity investments discussed below, in the trusts for decommissioning and reclamation. However, the overall performance of these trusts does enter into the periodic determinations of expense and funding levels, which are factored into the rate making process to the extent applicable to regulated operations. However, as described in Note 12, the NMPRC has ruled that PNM would not be able to include future contributions made by PNM for decommissioning of PVNGS, to the extent applicable to certain capacity previously leased by PNM, in rates charged to retail customers. PNM has appealed the NMPRC’s ruling to the NM Supreme Court. PNM is at risk for shortfalls in funding of obligations due to investment losses, including those from the equity market risks discussed below, to the extent not ultimately recovered through rates charged to customers.

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation include certain equity securities at June 30, 2018. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 35.3% of the securities held by the trusts as of June 30, 2018. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $11.4 million.

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

Changes in internal controls over financial reporting

There have been no changes in each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Notes 11 and 12 for information related to the following matters, for PNMR, PNM, and TNMP, incorporated in this item by reference.
Note 11

•	The Clean Air Act – Regional Haze – SJGS

•	The Clean Air Act – Regional Haze – Four Corners – Four Corners Federal Agency Lawsuit

•	Navajo Nation Environmental Issues

•	Santa Fe Generating Station

•	Continuous Highwall Mining Royalty Rate

•	PVNGS Water Supply Litigation

•	San Juan River Adjudication

•	Rights-of-Way Matter

•	Navajo Nations Allottee Matters

•	Sales Tax Audits
Note 12

•	PNM – New Mexico General Rate Cases

•	PNM – Renewable Portfolio Standard

•	PNM – Energy Efficiency and Load Management

•	PNM – Integrated Resource Plans

•	PNM – San Juan Generating Station Unit 1 Outage

•	TNMP – TNMP 2018 Rate Case

•	TNMP – Order Related to Changes in Federal Income Tax Rates

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in PNMR’s, PNM’s, and TNMP’s Annual Reports on Form 10-K for the year ended December 31, 2017.

ITEM 5. OTHER INFORMATION

July 2018 Offering of PNM 2018 SUNs

On July 31, 2018, PNM issued an aggregate $100.0 million of PNM 2018 SUNs in the following series and denominations: (i) $15.0 million aggregate principal amount of its 3.78% Senior Unsecured Notes, Series D, due August 1, 2028 (the “Series D Notes”) and (ii) $85.0 million aggregate principal amount of its 4.60% Senior Unsecured Notes, Series H, due August 1, 2048 (the “Series H Notes” and, together with the Series D Notes, the “PNM July 2018 SUNs”). The PNM July 2018 SUNs were sold in a private placement transaction in reliance on an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”). PNM sold the PNM July 2018 SUNs to institutional accredited investors (as defined by Rule 501(a) of the Securities Act), pursuant to the PNM 2017 Senior Unsecured Note Agreement. Interest on the PNM July 2018 SUNs is payable semiannually on February 1 and August 1 of each year, commencing on February 1, 2019.

PNM intends to use the gross proceeds from the PNM July 2018 SUNs to repay $100.0 million of its 7.50% SUNs that mature on August 1, 2018.

The terms of the PNM 2017 Senior Unsecured Note Agreement, which continue to apply so long as any of the PNM 2018 SUNs are outstanding, include customary covenants, including a covenant that requires PNM to maintain a debt-to-capitalization ratio of less than or equal to 65%, customary events of default, including a cross default provision, and covenants regarding parity of financial covenants, liens and guarantees with respect to PNM’s material credit facilities. In the event of a change of control, PNM will be required to offer to prepay the PNM 2018 SUNs at par. PNM may, on not less than ten nor more than sixty days’ prior written notice, prepay at any time all, or from time to time part of, the PNM 2018 SUNs of any series, in an amount not less than twenty percent of the aggregate principal amount of the PNM 2018 SUNs of such series, prior to their respective maturities, subject to payment of a customary make-whole premium.

The above description of the PNM 2017 Senior Unsecured Note Agreement and the PNM July 2018 SUNs does not purport to be a complete statement of the parties’ rights and obligations thereunder. Such description is qualified in its entirety by reference to the PNM 2017 Senior Unsecured Note Agreement, which is incorporated herein by reference, a copy of which was attached as Exhibit 10.1 to PNM’s Quarterly Report on Form 10-Q filed with the SEC on July 28, 2017. The forms of each of the PNM July 2018 SUNs was attached to the PNM 2017 Senior Unsecured Note Agreement as Schedule 1-D and Schedule 1-H, respectively, and each is incorporated herein by reference.

The PNM July 2018 SUNs are not registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements and applicable state laws. This Quarterly Report on Form 10-Q does not constitute an offer to sell nor a solicitation of an offer to purchase the PNM July 2018 SUNs or any other securities, and shall not constitute an offer, solicitation or sale in any state or jurisdiction in which such an offer, solicitation or sale would be unlawful.

Amendment to PNMR Revolving Credit Facility

On July 30, 2018, PNMR amended the PNMR Revolving Credit Facility by entering into the Sixth Amendment to and Restatement of Credit Agreement (the “Sixth Amendment”) amending and restating the Credit Agreement dated as of October 31, 2011 among PNMR, the lenders party thereto, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and MUFG Union Bank, N.A. (“MUFG”), as syndication agent, as previously amended.

The Sixth Amendment is effective as of July 30, 2018, and (i) increases the PNMR consolidated debt-to-consolidated capitalization ratio to 0.7 to 1.0, (ii) permits the maturity date to be extended from October 31, 2022 to October 31, 2024 through the exercise of two additional one-year extension options, subject to the approval by a majority of the lenders, (iii) changes the letter of credit sublimit from $200.0 million to $90.0 million, and in connection therewith reduces the letter of credit commitment of Wells Fargo to $22.5 million and of MUFG to $22.5 million, and (iv) contains various other amendments, including changes to certain definitions, interest payment dates, events of default, and permitted asset sales provisions, among others.

Amendments to PNMR 2016 One-Year Term Loan and PNMR 2016 Two-Year Term Loan
On July 30, 2018, PNMR amended its PNMR 2016 One-Year Term Loan and its PNMR 2016 Two-Year Term Loan by entering into: (i) the Second Amendment to Term Loan Agreement (“Amendment No. 2 to PNMR 2016 One-Year Term Loan”), amending its $100.0 million term loan agreement, dated December 21, 2016 among PNMR, the lender parties thereto (Wells Fargo, MUFG, and The Bank of New York Mellon), and Wells Fargo, as administrative agent and (ii) the Second Amendment to Term Loan Agreement (“Amendment No. 2 to PNMR 2016 Two-Year Term Loan” and, together with Amendment No. 2 to PNMR 2016 One-Year Term Loan, the “PNMR Term Loan Amendments”), amending its $100.0 million term loan agreement, dated December 21, 2016, among PNMR and JPMorgan Chase Bank, N.A. (“JPMorgan”), as lender and administrative agent.
The PNMR Term Loan Amendments are effective as of July 30, 2018 and (i) increase the PNMR consolidated debt-to-consolidated capitalization ratio to 0.7 to 1.0 and (ii) contain various other amendments, including changes to certain definitions, interest payment dates, events of default and permitted asset sales provisions, among others.
Wells Fargo, JPMorgan, MUFG, The Bank of New York Mellon and the other lender parties to the PNMR Revolving Credit Facility, and their affiliates perform normal banking (including as lenders under other loans and facilities) and investment banking and advisory services from time to time for PNMR and its affiliates, for which they receive customary fees and expenses.

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

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	July 31, 2018	/s/ Joseph D. Tarry
Joseph D. Tarry
Vice President, Finance and Controller
(Officer duly authorized to sign this report)